Form 10-Q
period 2002-04-20
ADVANCE AUTO PARTS INC
filed 2002-05-23
CIK 1158449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 20, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission file number—001-16797

ADVANCE AUTO PARTS, INC.
(Exact name of registrant as specified in its charter)

Delaware	54-2049910
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5673 Airport Road Roanoke, Virginia	24012 (Zip Code)
(Address of Principal Executive Offices)

(540) 362-4911
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report).

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

As of May 17, 2002, the registrant had outstanding 35,054,191 shares of Common Stock, par value $0.0001 per share (the only class of common equity of the registrant outstanding).

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES

Sixteen Week Periods Ended April 20, 2002

i

PART 1.    FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES

Advance Auto Parts, Inc. And Subsidiaries
Condensed Consolidated Balance Sheets
April 20, 2002 and December 29, 2001
(in thousands, except per share data)

	April 20, 2002	December 29, 2001
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$65,287	$18,117
Receivables, net	114,356	93,704
Inventories	1,015,848	982,000
Other current assets	41,328	42,027

Total current assets	1,236,819	1,135,848
Property and equipment, net of accumulated depreciation of $264,303 and $239,204	720,309	711,282
Assets held for sale	53,033	60,512
Other assets, net	39,043	42,973

	$2,049,204	$1,950,615

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Bank overdrafts	$—	$34,748
Current portion of long-term debt	19,404	23,715
Accounts payable	517,340	429,041
Accrued expenses	186,639	176,218
Other current liabilities	33,640	30,027

Total current liabilities	757,023	693,749

Long-term debt	863,457	932,022

Other long-term liabilities	37,232	36,273

Commitments and contingencies
Stockholders' equity:
Preferred stock, nonvoting, $0.0001 par value,10,000 shares authorized; no shares issued or outstanding	—	—
Common stock, voting, $0.0001 par value, 100,000 shares authorized; 34,985 and 32,692 issued and outstanding	3	3
Additional paid-in capital	587,363	496,538
Stockholder subscription receivables	(2,676)	(2,676)
Accumulated deficit	(193,198)	(205,294)

Total stockholders' equity	391,492	288,571

	$2,049,204	$1,950,615

The accompanying notes to the condensed consolidated financial statements are an integral part of these balance sheets.

Advance Auto Parts, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations
For the Sixteen Week Periods Ended
April 20, 2002 and April 21, 2001
(in thousands, except per share data)
(unaudited)

	Sixteen Week Periods Ended
	April 20, 2002	April 21, 2001
Net sales	$1,004,087	$729,359
Cost of sales, including purchasing and warehousing costs	567,579	417,909

Gross profit	436,508	311,450
Selling, general and administrative expenses	377,589	285,559
Expenses associated with merger and integration	10,223	—
Expenses associated with merger related restructuring	342	—

Operating income	48,354	25,891

Other, net:
Interest expense	(27,598)	(19,631)
Other income, net	273	174

Total other, net	(27,325)	(19,457)

Income before provision for income taxes and extraordinary item	21,029	6,434
Provision for income taxes	8,158	2,561

Income before extraordinary item	12,871	3,873
Extraordinary item, loss on debt extinguishment, net of $491 income taxes	(775)	—

Net income	$12,096	$3,873

Income before extraordinary item per share:
Basic	$0.38	$0.14
Diluted	0.36	0.14
Extraordinary item, loss on debt extinguishment, net of tax, per share:
Basic	$(0.02)	$—
Diluted	(0.02)	—
Net income per share:
Basic	$0.36	$0.14
Diluted	0.34	0.14
Average common shares outstanding	33,833	28,281
Dilutive effect of stock options	1,289	292

Average common shares outstanding—assuming dilution	35,122	28,573

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
For the Sixteen Week Periods Ended
April 20, 2002 and April 21, 2001
(in thousands)
(unaudited)

	Sixteen Week Periods Ended
	April 20, 2002	April 21, 2001
Cash flows from operating activities:
Net income	$12,096	$3,873
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	27,391	20,856
Amortization of stock option compensation	—	1,109
Amortization of deferred debt issuance costs	1,362	981
Amortization of bond discount	4,157	3,292
Loss on sales of property and equipment, net	1,393	1,308
Impairment of assets held for sale	—	1,600
Provision for deferred income taxes	5,415	430
Extraordinary loss on extinguishment of debt, net of tax	775	—
Net (increase) decrease in:
Receivables, net	(20,652)	(10,789)
Inventories	(42,132)	5,142
Other assets	(4,288)	(2,792)
Net increase (decrease) in:
Accounts payable	88,299	(33,254)
Accrued expenses	18,381	4,151
Other liabilities	3,233	(34)

Net cash provided by (used in) operating activities	95,430	(4,127)

Cash flows from investing activities:
Purchases of property and equipment	(26,421)	(17,627)
Proceeds from sales of property and equipment	594	908

Net cash used in investing activities	(25,827)	(16,719)

Cash flows from financing activities:
(Decrease) increase in bank overdrafts	(34,748)	11,853
Payment of note payable	—	(784)
Early extinguishment of debt	(67,033)	—
Borrowings under credit facilities	36,700	147,300
Payments on credit facilities	(46,700)	(138,501)
Payment of debt issuance costs	(2,488)	—
Repurchases of stock transactions under subscription plan	—	(999)
Proceeds from issuance of common stock, net of related expenses	89,119	—
Proceeds from exercise of stock options	1,944	—
Other	773	611

Net cash (used in) provided by financing activities	(22,433)	19,480

Net increase (decrease) in cash and cash equivalents	47,170	(1,366)
Cash and cash equivalents, beginning of period	18,117	18,009

Cash and cash equivalents, end of period	$65,287	$16,643

Supplemental cash flow information:
Interest paid	$27,359	$17,678
Income tax payments, net	660	113
Non-cash transactions:
Accrued purchases of property and equipment	7,404	5,912
Accrued equity issuance costs	448	—
Equity transactions under the stockholder subscription and employee stock option plans	—	226

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements
For the Sixteen Week Periods Ended April 20, 2002 and April 21, 2001
(in thousands, except per share data and per store data)

1.    Basis of Presentation:

The accompanying condensed consolidated financial statements include the accounts of Advance Auto Parts, Inc. and its wholly owned subsidiaries, or the Company. All significant intercompany balances and transactions have been eliminated in consolidation.

The condensed consolidated balance sheet as of April 20, 2002, the condensed consolidated statements of operations for the sixteen week periods ended April 20, 2002 and April 21, 2001 and the condensed consolidated statements of cash flows for the sixteen week periods ended April 20, 2002 and April 21, 2001, have been prepared by the Company and have not been audited. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial position of the Company, the results of its operations and cash flows have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s consolidated financial statements for the fiscal year ended December 29, 2001.

The results of operations for the sixteen week periods are not necessarily indicative of the operating results to be expected for the full fiscal year.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Change in Accounting Method

Effective December 31, 2000, the Company changed its method of accounting for unrestricted cooperative advertising funds received from certain vendors to recognize these payments as a reduction to the cost of inventory acquired from these vendors. Previously, these funds were accounted for as a reduction to selling, general and administrative expenses as advertising expense was incurred. The new method was adopted to better align the reporting of these payments with the Company’s and the vendors’ use of these payments as reductions to the price of inventory acquired from the vendors. The effect of the change for first quarter of fiscal 2001 was to decrease income from continuing operations by $1,078 or $0.03 per diluted share.

Earnings Per Share of Common Stock

Basic earnings per share of common stock has been computed based on the weighted-average number of common shares outstanding during the period. Diluted earnings per share of common stock reflects the increase in the weighted-average number of common shares outstanding assuming the exercise of outstanding stock options, calculated using the treasury stock method.

Recent Accounting Pronouncements

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. SFAS No. 143 establishes accounting standards for recognition and measurement of an asset retirement obligation and an

Advance Auto Parts, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements
For the Sixteen Week Periods Ended April 20, 2002 and April 21, 2001
(in thousands, except per share data and per store data)

associated asset retirement cost and is effective for fiscal years beginning after June 15, 2002. The Company does not expect SFAS No. 143 to have a material impact on its financial statements.

In August 2001, the FASB also issued SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets”. This statement replaces both SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” and Accounting Principles Board (APB) Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”. SFAS No. 144 retains the basic provisions from both SFAS No. 121 and APB No. 30 but includes changes to improve financial reporting and comparability among entities. The provisions of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 during the first quarter of fiscal 2002 with no material impact on its financial position or the results of its operations.

Reclassifications

Certain 2001 amounts have been reclassified to conform with their 2002 presentation.

2.    Discount Acquisition:

On November 28, 2001, the Company acquired 100% of the outstanding common stock of Discount Auto Parts, Inc., or Discount. Discount’s shareholders received $7.50 per share in cash plus 0.2577 shares of Advance common stock for each share of Discount common stock. The Company issued 4,310 shares of Advance common stock to the former Discount shareholders, which represented 13.2% of the Company’s total shares outstanding immediately following the acquisition.

In accordance with SFAS No. 141, the acquisition has been accounted for under the purchase method of accounting and was effective for accounting purposes on December 2, 2001. The purchase price has been allocated to the assets acquired and liabilities assumed based upon their respective fair values. The initial purchase price allocation resulted in excess fair value over the purchase price of $75,724, and was allocated proportionately as a reduction to certain noncurrent assets, primarily property and equipment. During the first quarter of 2002, the Company reduced the excess fair value by $20,357 due to purchase accounting adjustments made to primarily adjust the fair market value of certain inventory and property and equipment and the related deferred income tax effects. These purchase accounting adjustments resulted in additional depreciation expense of $363 for the first quarter.

Total acquisition costs related to the transaction were approximately $9,350. During the first quarter of fiscal 2002, the Company also incurred $10,223 of merger and integration expenses. These expenses represent non-recurring costs associated with integrating the Discount operations.

Advance Auto Parts, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements
For the Sixteen Week Periods Ended April 20, 2002 and April 21, 2001
(in thousands, except per share data and per store data)

The following unaudited pro forma information presents the results of operations of the Company as if the acquisition had taken place at the beginning of the applicable period:
Sixteen Weeks Ended April 21, 2001
Net sales	$952,171
Income before extraordinary item	9,046

Income before extraordinary item per basic share	$0.28
Income before extraordinary item per diluted share	$0.27

The proforma amounts give effect to certain adjustments, including changes in interest expense, depreciation and amortization and related income tax effects. These amounts are based on certain assumptions and estimates and do not reflect any benefit from economies, which might be achieved from combined operations. The proforma results of operations have been prepared for comparative purposes only if the acquisition occurred on December 31, 2000.

3.    Closed Store and Restructuring Liabilities:

The Company’s restructuring activities relate to the ongoing analysis of the profitability of store locations and the settlement of restructuring activities undertaken as a result of mergers and acquisitions, including the fiscal 1998 Western merger with Western Auto Supply Company, or Western, and the fiscal 2001 acquisitions of Carport Auto Parts, Inc., or Carport, and Discount. The Company recognizes a provision for future obligations at the time a decision is made to close a facility, primarily store locations. The provision for closed facilities includes the present value of the remaining lease obligations, reduced by the present value of estimated revenues from subleases, and management’s estimate of future costs of insurance, property tax and common area maintenance. The Company uses discount rates ranging from 6.5 % to 7.7%. Expenses associated with the ongoing restructuring program are included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. From time to time these estimates require revisions that affect the amount of the recorded liability. The effect of these changes in estimates is netted with new provisions and included in selling, general and administrative expenses on the accompanying consolidated statements of operations.

Closed Store

During the first quarter of fiscal 2002, the Company closed or relocated five stores included in the fiscal 2001 restructuring activities and made the decision to close or relocate 21 additional stores not meeting profitability objectives, of which four have been closed or relocated as of April 20, 2002. Additionally, as a result of the Discount acquisition, the Company closed 25 of the 27 Advance Auto Parts stores that were identified in overlapping markets with certain Discount Auto Parts stores at December 29, 2001.

Advance Auto Parts, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements
For the Sixteen Week Periods Ended April 20, 2002 and April 21, 2001
(in thousands, except per share data and per store data)

In connection with the Western merger and the Discount acquisition, the Company assumed the restructuring reserves related to the acquired operations. As of April 20, 2002, these restructuring reserves relate primarily to ongoing lease obligations for closed store locations.

A reconciliation of activity with respect to these restructuring accruals is as follows:
Other Exit Costs
Balance, December 29, 2001	$9,643
New provisions	1,684
Change in estimates	429
Reserves utilized	(1,589)

Balance, April 20, 2002 (unaudited)	$10,167

As of April 20, 2002, this liability represents the current value required for certain facility exit costs, which will be settled over the remaining terms of the underlying lease agreements. This liability, along with those associated with mergers and acquisitions, is recorded in accrued expenses (current portion) and other long-term liabilities (long-term portion) in the accompanying condensed consolidated balance sheets.

Restructuring Associated with Mergers and Acquisitions

As a result of the Western merger, the Company established restructuring reserves in connection with the decision to close certain retail stores, to relocate certain Western administrative functions, to exit certain facility leases and to terminate certain team members of Western. Additionally, the Carport acquisition resulted in restructuring reserves for closing 21 acquired stores not expected to meet long-term profitability objectives and the termination of certain administrative team members.

As of the date of the Discount acquisition, management formalized a plan to close certain Discount Auto Parts stores in overlapping markets or stores not meeting the Company’s profitability objectives, to relocate certain Discount administrative functions to the Company’s headquarters and to terminate certain management, administrative and support team members of Discount. As of April 20, 2002, 96 stores have been closed, 94 of which were closed during the first quarter of fiscal 2002. The Company expects to finalize its plan for termination of team members and closure of Discount Auto Parts stores within one year from the date of the Discount acquisition and to complete the terminations and closures by the end of fiscal 2002. Additional liabilities for severance, relocation, store and other facility exit costs may result in an adjustment to the purchase price. A reconciliation of activity with respect to these restructuring accruals is as follows:

	Severance	Relocation	Other Exit Costs	Total
Balance, December 29, 2001	$8,455	$611	$4,903	$13,969
Purchase accounting adjustments	—	—	(483)	(483)
Reserves utilized	(586)	(148)	(618)	(1,352)

Balance, April 20, 2002 (unaudited)	$7,869	$463	$3,802	$12,134

Severance and relocation liabilities will primarily be settled through the end of fiscal 2002. Other exit cost liabilities will be settled over the remaining terms of the underlying lease agreements.

Advance Auto Parts, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements
For the Sixteen Week Periods Ended April 20, 2002 and April 21, 2001
(in thousands, except per share data and per store data)

4.    Receivables:

Receivables consist of the following:

	April 20, 2002	December 29, 2001
	(unaudited)
Trade:
Wholesale	$22,391	$8,965
Retail	19,762	19,857
Vendor	62,110	55,179
Installment	15,595	15,430
Related parties	1,413	1,100
Employees	1,001	683
Other	2,756	2,380

Total receivables	125,028	103,594
Less—Allowance for doubtful accounts	(10,672)	(9,890)

Receivables, net	$114,356	$93,704

5.    Inventories, net:

Inventories are stated at the lower of cost or market. Inventory quantities are tracked through a perpetual inventory system. The Company uses a cycle counting program to ensure the accuracy of the perpetual inventory quantities and establishes reserves for estimated shrink based on historical accuracy of the cycle counting program. Cost is determined using the last-in, first-out (“LIFO”) method. An actual valuation of inventory under the LIFO method can be made only at the end of each fiscal year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must be based on management’s estimates of expected fiscal year-end inventory levels and costs. The Company capitalizes certain purchasing and warehousing costs into inventory. Purchasing and warehousing costs included in inventory at April 20, 2002 and December 29, 2001 were $67,124 and $69,398, respectively. The nature of the Company’s inventory is such that the risk of obsolescence is minimal. In addition, the Company has historically been able to return excess items to the vendor for credit. The Company does provide reserves where less than full credit will be received for such returns and where the Company anticipates that items will be sold at retail for prices that are less than recorded cost. Inventories consist of the following:

Advance Auto Parts, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements
For the Sixteen Week Periods Ended April 20, 2002 and April 21, 2001
(in thousands, except per share data and per store data)

	April 20, 2002	December 29, 2001
	(unaudited)
Inventories at FIFO	$963,534	$935,181
Adjustments to state inventories at LIFO	52,314	46,819

Inventories at LIFO	$1,015,848	$982,000

6.    Assets Held for Sale:

The Company applies SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets,” which requires that long-lived assets and certain identifiable intangible assets to be disposed of be reported at the lower of the carrying amount or the fair market value less selling costs. At April 20, 2002 and December 29, 2001, the Company’s assets held for sale were $53,033 and $60,512, respectively, primarily consisting of real property acquired in the Western merger and Discount acquisition.

7.    Other Related-party Transactions:

The following table presents the related party transactions with Sears, Roebuck and Co., or Sears, included in the condensed consolidated statements of operations for the sixteen week periods ended April 20, 2002 and April 21, 2001 and the condensed consolidated balance sheets as of April 20, 2002 and December 29, 2001:

	Sixteen Week Periods Ended
	April 20, 2002	April 21, 2001
	(unaudited)	(unaudited)
Net sales to Sears	$2,017	$2,023
Credit card fees expense	77	101

	April 20, 2002	December 29, 2001
	(unaudited)
Receivables from Sears	$860	$812
Payables to Sears	$1,220	1,220

Advance Auto Parts, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements
For the Sixteen Week Periods Ended April 20, 2002 and April 21, 2001
(in thousands, except per share data and per store data)

8.    Segment and Related Information:

The Company has the following operating segments: Advance, Retail and Wholesale. Advance has no operations but holds certain assets and liabilities. Retail consists of the retail operations of the Company, operating under the trade names “Advance Auto Parts”, “Discount Auto Parts” and “Western Auto” in the United States and “Western Auto” in Puerto Rico and the Virgin Islands. Wholesale consists of the wholesale operations, including distribution services to independent dealers and franchisees primarily operating under the “Western Auto” trade name.

	Sixteen Week Periods Ended
April 20, 2002 (unaudited)	Advance	Retail	Wholesale	Eliminations	Totals
Net sales	$—	$967,316	$36,771	$—	$1,004,087
(Loss) income before (benefit) provision for income taxes and extraordinary item	(3,785)	23,852	962	—	21,029
Segment assets (a)	15,477	2,004,560	39,356	(10,189)	2,049,204

April 21, 2001 (unaudited)	Advance	Retail	Wholesale	Eliminations	Totals
Net sales	$—	$688,786	$40,573	$—	$729,359
(Loss) income before (benefit) provision for income taxes and extraordinary item	(3,330)	11,668	(1,904)	—	6,434
Segment assets (a)	11,304	1,296,870	56,923	(16,420)	1,348,677

(a)	Excludes investment in and equity in net earnings or losses of subsidiaries.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this Form 10-Q are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are usually identified by the use of words such as “will,” “anticipates,” “believes,” “estimates,” “expects,” “projects,” “forecasts,” “plans,” “intends,” “should” or similar expressions. Advance intends those forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are included in this Form 10-Q for purposes of complying with these safe harbor provisions.

These forward-looking statements reflect current views about Advance’s plans, strategies and prospects, which are based on the information currently available and on current assumptions.

Although Advance believes that its plans, intentions and expectations as reflected in or suggested by those forward-looking statements are reasonable, Advance can give no assurance that the plans, intentions or expectations will be achieved. Listed below and discussed elsewhere in Advance’s Annual Report on Form 10-K for the year ended December 29, 2001 are some important risks, uncertainties and contingencies which could cause Advance’s actual results, performances or achievements to be materially different from the forward-looking statements made in this Form 10-Q. These risks, uncertainties and contingencies include, but are not limited to, the following : Advance’s ability to expand its business; the implementation of Advance’s business strategies and goals; integration of Advance’s previous and future acquisitions; a decrease in demand for products; competitive pricing and other competitive pressures; Advance’s relationships with its vendors; deterioration in general economic conditions; and Advance’s ability to meet debt obligations and adhere to the restrictions and covenants imposed under our debt instruments.

Advance assumes no obligations to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. In evaluating forward-looking statements, you should consider these risks and uncertainties, together with the other risks described from time to time in Advance’s reports and documents filed with the Securities and Exchange Commission, and you should not place undue reliance on those statements.

Advance Auto Parts, Inc., or Advance, conducts all of its operations through its wholly owned subsidiary, Advance Stores Company, Incorporated and its subsidiaries, or the Company. The Company was formed in 1929 and operated as a retailer of general merchandise until the 1980’s. In the 1980’s, the Company sharpened its marketing focus to target sales of automotive parts and accessories to “do–it–yourself,” or DIY, customers and accelerated its growth strategy. From the 1980’s through the present, the Company has grown significantly through new store openings and strategic acquisitions. Additionally, in 1996, the Company began to aggressively expand its sales to “do-it-for-me,” or DIFM, customers by implementing a commercial delivery program that supplies parts and accessories to third party professional installers and repair providers.

At April 20, 2002, the Company had 2,379 stores, of which 1,838 operated under the “Advance Auto Parts” trade name, in 37 states in the Northeastern, Southeastern and Midwestern regions of the United States and 501 stores operating under the “Discount Auto Parts” trade name in the Southeastern region of the United States. In addition, the Company had 40 stores operating under the “Western Auto” trade name primarily located in Puerto Rico and the Virgin Islands. The Company is the second largest specialty retailer of automotive parts, accessories and maintenance items to DIY customers in the United States, based on store count and sales. The Company is currently the largest specialty retailer of automotive products in the majority of the states in which the Company operates, based on store count.

The Company’s combined operations are conducted in two operating segments, retail and wholesale. The retail segment consists of the Company’s retail operations operating under the trade names “Advance Auto Parts” and “Discount Auto Parts” in the United States and “Western Auto” in Puerto Rico, the Virgin Islands and one store in California. The Company’s wholesale segment includes a wholesale distribution network, which includes distribution services of automotive parts and accessories to approximately 460 independently owned dealer stores in 44 states, the majority of which operate under the “Western Auto” trade name.

On November 28, 2001, Advance acquired Discount Auto Parts, Inc., or Discount, for $7.50 per share in cash (or approximately $128.5 million in the aggregate) plus 0.2577 shares of Advance’s common stock for each share of Discount’s common stock. The acquisition has been accounted for under the purchase method of accounting. Accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on their respective fair values. The initial purchase price allocation resulted in excess fair value over the purchase price of $75,724 and was allocated proportionately as a reduction to certain noncurrent assets, primarily property and equipment. During the first quarter of 2002, the Company reduced the excess fair value by $20,357 due to purchase accounting adjustments made to primarily adjust the fair market value of certain inventory and property and equipment and the related deferred income tax effects. Accordingly, these purchase accounting adjustments resulted in additional depreciation expense of $363 for the first quarter.

Critical Accounting Policies

        The Advance financial statements have been prepared in accordance with accounting policies generally accepted in the United States of America. Advance’s discussion and analysis of the financial condition and results of operations are based on these financial statements. The preparation of these financial statements requires the application of these accounting policies in addition to certain estimates and judgments by our management. Advance’s estimates and judgments are based on currently available information, historical results and other assumptions we believe are reasonable. Actual results could differ from these estimates.

The following critical accounting policies are used in the preparation of the financial statements discussed above.

Vendor Incentives

The Company receives incentives from vendors related to cooperative advertising allowances, volume rebates and other miscellaneous agreements. Many of the incentives are under long-term agreements (terms in excess of one year), while others are negotiated on an annual basis. Certain vendors require the Company to use certain cooperative advertising allowances exclusively for advertising. These restricted cooperative advertising allowances are recognized as a reduction to selling, general and administrative expenses as advertising expenditures are incurred. Unrestricted cooperative advertising revenue, rebates and other miscellaneous incentives are earned based on purchases and/or the sale of the product. Amounts received or receivable from vendors that are not yet earned are reflected as deferred revenue in the condensed consolidated balance sheets included elsewhere in this filing. The Company records unrestricted cooperative advertising and volume rebates earned as a reduction of inventory and recognizes the incentives as a reduction to cost of sales as the inventory is sold. Short-term incentives are recognized as a reduction to cost of sales over the course of the annual agreement and are not recorded as reductions to inventory.

The Company recognizes other incentives earned related to long-term agreements as a reduction to cost of sales over the life of the agreement based on the timing of purchases. These incentives are not recorded as reductions to inventory. The amounts earned under long-term arrangements not recorded as a reduction of inventory are based on estimates of total purchases that will be made over the life of the contracts and the amount of incentives that will be earned. The incentives are generally recognized based on the cumulative purchases as a percentage of the total estimated purchases over the life of the contract. The Company’s margins could be impacted positively or negatively if actual purchases or results differ from our estimates, but over the life of the contract would be the same.

Inventory

Minimal inventory shrink reserves are recorded related to Advance Auto Parts stores as a result of an extensive and frequent cycle counting program. Estimates related to these shrink reserves depend on the effectiveness of the cycle counting programs. The Company evaluates the effectiveness of these programs on an on-going basis and believes they provide reasonable assurance that minimal shrink reserves are needed.

Minimal reserves for potential excess and obsolete inventories are recorded as well. The nature of the Company’s inventory is such that the risk of obsolescence is minimal. In addition, the Company has historically been able to return excess items to the vendor for credit. The Company does provide reserves where less than full credit will be received for such returns and where we anticipate that items will be sold at retail prices that are less than recorded cost. Future changes by vendors in their policies or willingness to accept returns of excess inventory could require us to revise our estimates of required reserves for excess and obsolete inventory.

Warranties

The Company records accruals for future warranty claims related to warranty programs for batteries, tires, road-side assistance and Craftsman products. These accruals are based on current sales of the warranted products and historical claim experience. If claims experience differs from historical levels, revisions in estimates may be required.

Restructuring and Closed Store Liabilities

The Company recognizes a provision for future obligations at the time a decision is made to close a store location and includes future minimum lease payments, common area maintenance and taxes. Additionally, the Company makes certain assumptions related to potential subleases and lease buyouts that reduce the recorded amount of the accrual. These assumptions are based on knowledge of the market and the relevant experience. However, the inability to enter into the subleases or obtain buyouts within the estimated timeframe may result in adjustments to these reserves.

Contingencies

The Company accrues for obligations, including estimated legal costs, when it is probable and the amount of loss is reasonably estimable. As facts concerning contingencies become known, these estimates may require adjustment. Estimates that are particularly sensitive to future changes include, tax, environmental and legal matters, which are subject to change as events evolve and as additional information becomes available during the administrative and litigation process.

The following discussion of the consolidated historical results of operations and financial condition of the Company should be read in conjunction with the unaudited condensed consolidated financial statements of the Company and the notes thereto included elsewhere in this Form 10-Q. The Company’s first quarter consists of 16 weeks and its other three quarters consist of 12 weeks each.

Results of Operations

The following tables set forth the statement of operations data for the Company expressed in dollars and as a percentage of net sales for the periods indicated.

	Sixteen Week Periods Ended (dollars in thousands) (unaudited)
	April 20, 2002	April 21, 2001
Net sales	$1,004,087	$729,359
Cost of sales	567,579	417,909

Gross profit	436,508	311,450
Selling, general and administrative expenses	377,589	285,559

Operating income, as adjusted	58,919	25,891
Expenses associated with merger and integration	10,223	—
Expenses associated with merger related restructuring	342	—

Operating income	48,354	25,891
Interest expense	(27,598)	(19,631)
Other income, net	273	174
Provision for income taxes	8,158	2,561

Income before extraordinary item	12,871	3,873
Extraordinary item, loss on debt extinguishment, net of $491 income taxes	(775)	—

Net income	$12,096	$3,873

	Sixteen Week Periods Ended (unaudited)
	April 20, 2002	April 21, 2001
Net sales	100.0%	100.0%
Cost of sales	56.5	57.3

Gross profit	43.5	42.7
Selling, general and administrative expenses	37.6	39.2

Operating income, as adjusted	5.9	3.5
Expenses associated with merger and integration	1.0	—
Expenses associated with merger related restructuring	—	—

Operating income	4.9	3.5
Interest expense	(2.8)	(2.7)
Other income, net	—	—
Provision for income taxes	0.8	0.3

Income before extraordinary item	1.3	0.5
Extraordinary item, loss on debt extinguishment, net of $491 income taxes	(0.1)	—

Net income	1.2%	0.5%

Net Sales

Net sales consist primarily of comparable store sales, new store net sales, service net sales, net sales to the wholesale dealer network and finance charges on installment sales. Comparable store net sales is calculated based on the change in net sales starting once a store has been open for 13 complete accounting periods (each period represents four weeks). Relocations are included in comparable store net sales from the original date of opening. Additionally, the stores acquired in the Discount acquisition will be included in the comparable store net sales calculation following 13 complete accounting periods after the acquisition date. The Company does not include net sales from the Western Auto retail stores in the comparable store net sales calculation.

Cost of Sales

The Company’s cost of sales includes merchandise costs and warehouse and distribution expenses as well as service labor costs for the Western Auto stores. Gross profit as a percentage of net sales may be affected by variations in among other things, the Company’s product mix, price changes in response to competitive factors, fluctuations in merchandise costs and vendor programs. The Company seeks to avoid fluctuation in merchandise costs by entering into long-term purchasing agreements with vendors in exchange for pricing certainty.

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

Sixteen Weeks Ended April 20, 2002 Compared to Sixteen Weeks Ended April 21, 2001

Net sales for the sixteen weeks ended April 20, 2002 were $1,004.1 million, an increase of $274.7 million, or 37.7%, over net sales for the sixteen weeks ended April 21, 2001. Net sales for the retail segment increased $278.5 million, or 40.4%. The net sales increase for the retail segment was due to an increase in the comparable store sales, sales from Discount Auto Parts stores and contributions from new stores opened within the last year. The comparable store sales increase of 7.8% was a result of growth in both the DIY and DIFM market segments, as well as the continued maturation of new stores. Net sales for the wholesale segment decreased $3.8 million due to the decline in the number of dealer stores the Company serviced and lower average sales to each dealer.

During the sixteen weeks ended April 20, 2002, the Company opened 17 new stores, relocated 12 stores and closed 122 stores (119 of which were related to the Discount acquisition), bringing the total retail stores to 2,379. During the first quarter of fiscal 2002, the Company had 1,366 stores participating in its commercial delivery program, as a result of consolidating four programs during the sixteen week period ended April 20, 2002.

Gross profit for the sixteen weeks ended April 20, 2002 was $436.5 million or 43.5% of net sales, as compared to $311.5 million or 42.7% of net sales in the sixteen weeks ended April 21, 2001. The increase in gross profit percentage is reflective of the positive impact in purchasing synergies as a result of renegotiating vendor contracts in conjunction with the Discount acquisition, and the leveraging of logistics costs realized from the supply chain initiatives. Additionally, gross profit for the sixteen weeks ended April 21, 2001 includes an $8.3 million gain from a settlement reached between the Company and a vendor. The gross profit for the retail segment was $431.2 million or 44.6% of net sales for the sixteen week period ended April 20, 2002, as compared to $299.3 million, excluding the $8.3 million gain recorded as a result of a vendor settlement or 43.5% of net sales for the sixteen week period ended April 21, 2001.

Selling, general and administrative expenses, before merger and integration expenses and merger related restructuring, increased to $377.6 million or 37.6% of net sales for the sixteen week period ended April 20, 2002, from $285.6 million or 39.2% of net sales for the sixteen week period ended April 21, 2001. The decrease in selling, general and administrative expenses as a percentage of sales is reflective of the Company’s ability to leverage benefits received from store staffing and retention initiatives, and lower rent expense as a result of owning a higher percentage of stores following the Discount acquisition.

Operating income, as adjusted for merger and integration expenses and merger related restructuring, was $58.9 million in the sixteen week period ended April 20, 2002 or 5.9% of net sales, as compared to $25.9 million or 3.5% of net sales in the sixteen week period ended April 21, 2001. Merger and integration expenses of $10.2 million include non-recurring expenses associated with integrating the Discount operations. Merger related restructuring expenses primarily relate to lease costs associated with the 27 Advance Auto Parts stores in overlapping markets to be closed as a result of the Discount acquisition.

Interest expense in the sixteen weeks ended April 20, 2002 was $27.6 million or 2.8% of net sales, as compared to $19.6 million or 2.7% of net sales in the sixteen week period ended April 21, 2001. Interest expense is reflective of the overall increase in average borrowings during the sixteen weeks ended April 20, 2002 as compared to the sixteen weeks ended April 21, 2001. This increase in borrowings is a result of the additional debt entered into in conjunction with the Discount acquisition.

During the sixteen weeks ended April 20, 2002, the Company recorded $0.8 million in a loss on extinguishment of debt, net of tax. This loss reflects the ratable portion of the deferred loan costs associated with the Company’s partial repayment of its senior credit facility during this first quarter of fiscal 2002.

Income tax expense for the sixteen weeks ended April 20, 2002 was $8.2 million compared to $2.6 million in the sixteen weeks ended April 21, 2001. The Company’s effective income tax rate decreased to 38.8% for the sixteen weeks ended April 20, 2002 as compared to 39.8% for the sixteen weeks ended April 21, 2001 primarily due to increases in pre-tax income, which reduced the impact of certain permanent difference on the effective rate.

The Company recorded net income of $12.1 million for the sixteen weeks ended April 20, 2002, as compared to $3.9 million for the sixteen week period ended April 21, 2001. As a percentage of sales, net income for the sixteen week period ended April 20, 2002 was 1.2% as compared to 0.5% for the sixteen week period ended April 21, 2001.

Liquidity and Capital Resources

Advance and the Company believe they will have sufficient liquidity to fund its debt service obligations and implement its growth strategy over the next twelve months. As of April 20, 2002, the Company had outstanding indebtedness consisting of $355.8 million of Senior Subordinated Notes, or the Notes, $99.1 million of Senior Discount Debentures, or the Debentures, borrowings of $418.0 million under the bank credit facility, or the Credit Facility and $10.0 million of indebtedness under the McDuffie County Development Authority Taxable Industrial Bonds.

The loans under the Credit Facility are secured by a first priority security interest in substantially all tangible and intangible assets of the Company. Amounts available to the Company under portions of the Credit Facility are subject to certain debt covenants. The Company was in compliance with the above covenants under the Credit Facility as of April 20, 2002. As of April 20, 2002, $133.6 million was available under these facilities. The Company intends to use borrowings under the Credit Facility, as well as internally generated funds, for store expansion, including new store openings and store acquisitions, and funding of working capital, including among other things the Company’s restructuring program.

For the sixteen weeks ended April 20, 2002, net cash provided by operating activities was $95.4 million. Of this amount, $12.1 million was provided by net income and $45.0 million was provided as a result of a net decrease in working capital and other. Significant non-cash items added back for operating cash purposes include depreciation and amortization of $27.4 million, amortization of bond discounts and deferred debt issuance costs of $5.5 million and provision for deferred income taxes of $5.4 million. Net cash used for investing activities was $25.8 million and was comprised primarily of capital expenditures. Net cash used in financing activities was $22.4 million and was comprised primarily of $113.7 million in payments on the Credit Facility and a decrease in bank overdrafts of $34.7 million, all offset by $89.1 million in net proceeds from the equity offering during the first quarter of fiscal 2002.

The Company’s primary capital requirements have been the funding of its continued store expansion program, store relocations and remodels, inventory requirements, the construction and upgrading of distribution centers, the development and implementation of proprietary information systems, and strategic acquisitions. The Company has financed its growth through a combination of internally generated funds, borrowings under the Credit Facility and the issuances of debt and equity securities.

The Company’s new stores, if leased require capital expenditures of approximately $120,000 per store and an inventory investment of approximately $150,000 per store, net of vendor payables. A portion of the inventory investment is held at a distribution facility. Pre-opening expenses, consisting primarily of store set-up costs and training of new store employees, average approximately $25,000 per store and are expensed when incurred.

The Company’s future capital requirements will depend on the number of new stores the Company opens and the timing of these within a given year. The Company expects to open or acquire between 100 and 125 stores during fiscal 2002, of which 17 have been opened as of April 20, 2002.

Historically, the Company has negotiated extended payment terms from suppliers to help finance inventory growth, and the Company believes that it will be able to continue financing much of its inventory growth through such extended payment terms. The Company anticipates that inventory levels will continue to increase primarily as a result of new store openings.

As part of normal operations, the Company continually monitors store performance, which results in the Company’s closing certain store locations that do not meet profitability objectives. During the first quarter of fiscal 2002, the Company closed or relocated five stores included in the fiscal 2001 restructuring activities and decided to close or relocate 21 additional stores that are not meeting profitability objectives, four of which were closed or relocated at April 20, 2002. As part of the Company’s integration of Discount, the Company closed 25 of the 27 Advance Auto Parts stores that were identified in overlapping markets with certain Discount Auto Parts stores at December 29, 2001 and closed 94 Discount Auto Parts stores during the first quarter of fiscal 2002.

The Western merger, Carport acquisition and Discount acquisition also resulted in restructuring reserves recorded in purchase accounting for the closure of certain stores, severance and relocation costs and other facility exit costs. In addition, the Company assumed certain restructuring and deferred compensation liabilities previously recorded by Western and Discount. At April 20, 2002, these reserves had a remaining balance of $22.3 million. At April 20, 2002, the total liability for the assumed restructuring and deferred compensation plans was $1.9 million and $3.3 million, respectively, of which $1.2 million and $0.7 million, respectively, is recorded as a current liability. The classification for deferred compensation is determined by payment terms elected by plan participants, primarily former Western employees, which can be changed upon 12 months’ notice.

Seasonality

The Company’s business is somewhat seasonal in nature, with the highest sales occurring in the spring and summer months. In addition, the Company’s business is affected by weather conditions. While unusually heavy precipitation tends to soften sales as elective maintenance is deferred during such periods, extremely hot and cold weather tends to enhance sales by causing parts to fail.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Advance currently utilizes no material derivative financial instruments that expose it to significant market risk. Advance is exposed to cash flow and fair value risk due to changes in interest rates with respect to its long-term debt. While Advance cannot predict the impact that interest rate movements will have on its debt, exposure to rate changes is managed through the use of fixed and variable rate debt. Advance’s exposure to interest rate risk decreased during the first quarter of fiscal 2002 primarily due to the reduction in variable rate debt.

Advance’s fixed rate debt consists primarily of outstanding balances on the Debentures and Senior Subordinated Notes. Advance’s variable rate debt relates to borrowings under the Credit Facility and the IRB. Advance’s variable rate debt is primarily vulnerable to movements in the LIBOR, Prime, Federal Funds and Base CD rates.

The table below presents principal cash flows and related weighted average interest rates on the Advance’s long-term debt at April 20, 2002 by expected maturity dates. Expected maturity dates approximate contract terms. Fair values included herein have been determined based on quoted market prices. Weighted average variable rates are based on implied forward rates in the yield curve at April 20, 2002. Implied forward rates should not be considered a predictor of actual future interest rates.

	Fiscal 2002	Fiscal 2003	Fiscal 2004	Fiscal 2005	Fiscal 2006	Thereafter	Total	Fair Market Value
	(dollars in thousands)
Long-term debt:
Fixed rate	$—	$—	$—	$—	$—	$481,450	$481,450	$498,941
Weighted average interest rate	—	—	—	—	—	10.9%	10.9%
Variable rate	$19,404	$22,196	$32,363	$35,752	$35,752	$282,500	$427,967	$427,967
Weighted average interest rate	6.0%	8.0%	9.2%	9.7%	10.0%	10.2%	8.6%

PART II.    OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In February 2000, the Coalition for a Level Playing Field and over 100 independent automotive parts and accessories aftermarket warehouse distributors and jobbers filed a lawsuit styled Coalition for a Level Playing Field, et al. v. AutoZone, Inc. et al., Case No. 00-0953 in the United States District Court for the Eastern District of New York against various automotive parts and accessories retailers. In March 2000, Advance and Discount were notified that Advance and Discount had been named defendants in the lawsuit. The plaintiffs claim that the defendants have knowingly induced and received volume discounts, rebates, slotting and other allowances, fees, free inventory, sham advertising and promotional payments, a share in the manufacturers’ profits, and excessive payments for services purportedly performed for the manufacturers in violation of the Robinson-Patman Act. The complaint seeks injunctive and declaratory relief, unspecified treble damages on behalf of each of the plaintiffs, as well as attorneys’ fees and costs. The defendants, including Advance and Discount, filed a motion to dismiss in late October 2000. On October 18, 2001, the court denied the motion to dismiss on all but one count. It is expected that the discovery phase of the litigation will now commence (including with respect to Advance and Discount); however, determinations as to the discovery schedule and scope have not yet been made. Advance believes these claims are without merit and intends to defend them vigorously; however, the ultimate outcome of this matter can not be ascertained at this time.

In November 1997, Joe C. Proffitt, Jr., on behalf of himself and all others in the states of Alabama, California, Georgia, Kentucky, Michigan, North Carolina, Ohio, South Carolina, Tennessee, Texas, Virginia and West Virginia who purchased batteries from Advance from November 1, 1991 to November 5, 1997, filed a class action complaint and motion of class certification against us in the circuit court for Jefferson County, Tennessee, alleging the sale by Advance of used, old or out-of-warranty automotive batteries as new. The complaint seeks compensatory and punitive damages. In September 2001, the court granted Advance’s motion for summary judgement against the plaintiff and dismissed all claims against Advance. The period for appeal has not yet expired. Advance believes that Advance does not have any liability for such claims and intends to defend them vigorously.

In addition to the above matters, Advance currently and from time to time is involved in litigation incidental to the conduct of Advance’s respective business. The damages claimed against Advance in some of these proceedings are substantial. Although the amount of liability that may result from these matters cannot be ascertained, Advance believes currently that, in the aggregate, they will not result in liabilities to Advance’s consolidated financial condition, future results of operations or cash flow.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(1)  Advance filed a Current Report on Form 8-K on April 5, 2002, which disclosed in Item 4 the Company’s change in independent public accountants for 2002.

(2)  Advance filed a Current Report on From 8-K on April 16, 2002, to clarify certain statements made in the 8-K filed on April 5, 2002, regarding the dismissal of the former accountants and to confirm that management had no disagreements with the former accountants.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCE AUTO PARTS, INC. a Delaware corporation

By:	/s/ JIMMIE L. WADE
Jimmie L. Wade President and Chief Financial Officer (as principal executive and accounting officer)

May 23, 2002

S-1