Form 10-Q
period 2002-10-05
ADVANCE AUTO PARTS INC
filed 2002-11-19
CIK 1158449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 5, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________.

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

          As of November 13, 2002, the registrant had outstanding 35,692,563 shares of Common Stock, par value $0.0001 per share (the only class of common equity of the registrant outstanding).

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES

Twelve and Forty Week Periods Ended October 5, 2002

i

PART I.   FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
October 5, 2002 and December 29, 2001
(in thousands, except per share data)

	October 5, 2002	December 29, 2001

Assets
Current assets:
Cash and cash equivalents	$56,843	$18,117
Receivables, net	131,957	93,704
Inventories, net	1,078,388	982,000
Other current assets	32,065	42,027

Total current assets	1,299,253	1,135,848
Property and equipment, net of accumulated depreciation of $292,517 and $239,204	718,352	711,282
Assets held for sale	38,569	60,512
Other assets, net	27,029	42,973

	$2,083,203	$1,950,615

Liabilities and Stockholders’ Equity
Current liabilities:
Bank overdrafts	$—	$34,748
Current portion of long-term debt	11,542	23,715
Accounts payable	554,609	429,041
Accrued expenses	223,682	176,218
Other current liabilities	35,276	30,027

Total current liabilities	825,109	693,749

Long-term debt	761,226	932,022

Other long-term liabilities	40,677	36,273

Commitments and contingencies
Stockholders’ equity:
Preferred stock, nonvoting, $0.0001 par value, 10,000 shares authorized; no shares issued or outstanding	—	—
Common stock, voting, $0.0001 par value, 100,000 shares authorized; 35,686 and 32,692 issued and outstanding	4	3
Additional paid-in capital	607,189	496,538
Stockholder subscription receivables	(1,819)	(2,676)
Other comprehensive income (loss)	(289)	—
Accumulated deficit	(148,894)	(205,294)

Total stockholders’ equity	456,191	288,571

	$2,083,203	$1,950,615

The accompanying notes to the condensed consolidated financial statements are an integral part of these balance sheets.

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
For the Twelve and Forty Week Periods Ended
October 5, 2002 and October 6, 2001
(in thousands, except per share data)
(unaudited)

	Twelve Week Periods Ended		Forty Week Periods Ended

	October 5, 2002	October 6, 2001	October 5, 2002	October 6, 2001

Net sales	$788,662	$598,793	$2,585,466	$1,935,630
Cost of sales, including purchasing and warehousing costs	439,000	342,059	1,450,282	1,110,218

Gross profit	349,662	256,734	1,135,184	825,412
Selling, general and administrative expenses	278,869	219,603	940,593	726,011
Expenses associated with merger and integration	8,174	—	25,917	—
Expenses associated with merger related restructuring	74	—	525	—

Operating income	62,545	37,131	168,149	99,401

Other, net:
Interest expense	(16,016)	(12,121)	(62,734)	(45,195)
Other income, net	299	310	949	879

Total other, net	(15,717)	(11,811)	(61,785)	(44,316)

Income before provision for income taxes and extraordinary item	46,828	25,320	106,364	55,085
Provision for income taxes	18,170	10,088	41,270	21,856

Income before extraordinary item	28,658	15,232	65,094	33,229
Extraordinary item, loss on debt extinguishment, net of $187 and $5,512 income taxes, respectively	(295)	—	(8,694)	—

Net income	$28,363	$15,232	$56,400	$33,229

Income before extraordinary item per share:
Basic	$0.80	$0.54	$1.87	$1.17
Diluted	0.77	0.53	1.81	1.16
Extraordinary item, loss on debt extinguishment, net of tax, per share:
Basic	$—	$—	$(0.25)	$—
Diluted	—	—	(0.24)	—
Net income per share:
Basic	$0.80	$0.54	$1.62	$1.17
Diluted	0.77	0.53	1.57	1.16
Average common shares outstanding	35,673	28,320	34,851	28,295
Dilutive effect of stock options	1,052	456	1,163	347

Average common shares outstanding - assuming dilution	36,725	28,776	36,014	28,642

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the Forty Week Periods Ended
October 5, 2002 and October 6, 2001
(in thousands)
(unaudited)

	Forty Week Periods Ended

	October 5, 2002	October 6, 2001

Cash flows from operating activities:
Net income	$56,400	$33,229
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	71,455	53,629
Amortization of stock option compensation	—	2,862
Amortization of deferred debt issuance costs	2,869	2,452
Amortization of bond discount	10,134	8,417
Compensation for stock issued under the employee stock purchase plan	667	—
(Gain) loss on disposal of property and equipment, net	(891)	1,336
Impairment of assets held for sale	—	1,600
Provision for deferred income taxes	41,052	12,842
Tax benefit related to exercise of stock options	5,010	—
Extraordinary loss on extinguishment of debt, net of tax	8,694	—
Net increase in:
Receivables, net	(35,310)	(986)
Inventories, net	(110,030)	(625)
Other assets	(16,178)	(10,702)
Net increase (decrease) in:
Accounts payable	126,960	15,816
Accrued expenses	53,452	16,834
Other liabilities	4,596	(10,410)

Net cash provided by operating activities	218,880	126,294

Cash flows from investing activities:
Purchases of property and equipment	(68,524)	(49,550)
Acquisition, net of cash acquired	(3,411)	(21,472)
Proceeds from sales of property and equipment	19,989	2,317

Net cash used in investing activities	(51,946)	(68,705)

Cash flows from financing activities:
Decrease in bank overdrafts	(34,748)	(3,053)
Payment of note payable	—	(784)
Early extinguishment of debt	(433,103)	—
Borrowings under credit facilities	286,700	171,400
Payments on credit facilities	(46,700)	(233,601)
Payment of debt related costs	(8,982)	—
Proceeds from (repurchases of) stock transactions under subscription plan	857	(502)
Proceeds from issuance of common stock, net of related expenses	88,677	—
Proceeds from exercise of stock options	16,321	—
Increase in borrowings secured by trade receivables	2,770	2,860

Net cash used in financing activities	(128,208)	(63,680)

Net increase (decrease) in cash and cash equivalents	38,726	(6,091)
Cash and cash equivalents , beginning of period	18,117	18,009

Cash and cash equivalents , end of period	$56,843	$11,918

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows – (continued)
For the Forty Week Periods Ended
October 5, 2002 and October 6, 2001
(in thousands)
(unaudited)

	Forty Week Periods Ended

	October 5, 2002	October 6, 2001

Supplemental cash flow information:
Interest paid	$37,810	$27,872
Income tax payments, net	285	4,600
Non-cash transactions:
Accrued purchases of property and equipment	10,147	8,527
Short-term note received on sale of fixed asset	1,000	—
Other comprehensive income (loss)	(289)	—
Equity transactions under the stockholder subscription and employee stock option plans	—	426

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 5, 2002 and October 6, 2001
(in thousands, except for per share data and per store data)

1.       Basis of Presentation:

          The accompanying condensed consolidated financial statements include the accounts of Advance Auto Parts, Inc. and its wholly owned subsidiaries, or the Company.  All significant intercompany balances and transactions have been eliminated in consolidation.

          The condensed consolidated balance sheet as of October 5, 2002, the condensed consolidated statements of operations for the twelve and forty week periods ended October 5, 2002 and October 6, 2001 and the condensed consolidated statements of cash flows for the forty week periods ended October 5, 2002 and October 6, 2001, have been prepared by the Company and have not been audited.  In the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial position of the Company, the results of its operations and cash flows have been made.

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

          The results of operations for the twelve and forty week periods are not necessarily indicative of the operating results to be expected for the full fiscal year.

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

          Change in Accounting Method

          Effective December 31, 2000, the Company changed its method of accounting for unrestricted cooperative advertising funds received from certain vendors to recognize these payments as a reduction to the cost of inventory acquired from these vendors.  Previously, these funds were accounted for as a reduction to selling, general and administrative expenses as advertising expense was incurred.  The new method was adopted to better align the reporting of these payments with the Company’s and the vendors’ use of these payments as reductions to the price of inventory acquired from the vendors.  The effect of the change for the twelve and forty weeks ended October 6, 2001 was to decrease income from continuing operations by $273 and $3,680, or $0.01 and $0.13 per diluted share, respectively.

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

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 5, 2002 and October 6, 2001
(in thousands, except for per share data and per store data)

          Hedge Activities

          On September 25, 2002, the Company entered into a hedge agreement in the form of a zero-cost collar, which will protect the Company from interest rate fluctuations in the LIBOR rate on $150 million of the Company’s variable rate debt under its credit facility.  The collar consists of an interest rate ceiling at 4.5% and an interest rate floor of 1.56% for a term of twenty-four months.  Under this hedge, the Company will continue to pay interest at prevailing rates plus any spread, as defined by the Company’s credit facility, but will be reimbursed for any amounts paid on the LIBOR rate in excess of the ceiling.  Conversely, the Company will be required to pay the originator if the LIBOR rate is less than the floor.

          In accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” the fair value of the hedge arrangement is recorded as an asset or liability in the accompanying condensed consolidated balance sheet at October 5, 2002.  The Company has assumed no ineffectiveness in this hedge and plans to use the “matched terms” accounting method as provided by Derivative Implementation Group (“DIG”) Issue No. G20, “Assessing and Measuring the Effectiveness of a Purchased Option Used in a Cash Flow Hedge”.  Under this method the Company will include all adjustments to fair value in other comprehensive income (loss) caption of stockholders’ equity on the condensed consolidated balance sheet.  Any amounts received or paid under this hedge will be recorded in the statement of operations as earned or incurred.

          Recent Accounting Pronouncements

          In June 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 143, “Accounting for Asset Retirement Obligations”.  SFAS No. 143 establishes accounting standards for recognition and measurement of an asset retirement obligation and an associated asset retirement cost.  This statement applies to all entities that have legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal use of the assets and is effective for fiscal years beginning after June 15, 2002.  The Company does not expect SFAS No. 143 to have a material impact on its financial position or the results of its operations.

          In August 2001, the FASB also issued SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets.”  This statement replaces both SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” and Accounting Principles Board (APB) Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.”  SFAS No. 144 retains the basic provisions from both SFAS No. 121 and APB No. 30, but includes changes to improve financial reporting and comparability among entities.  The provisions of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001.  The Company adopted SFAS No. 144 during the first quarter of fiscal 2002 with no material impact on its financial position or the results of its operations.

          In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections.”  As a result of rescinding FASB Statement No. 4, “Reporting Gains Losses from Extinguishment of Debt,” gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in APB No. 30.  This statement also amends FASB Statement No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions.  Additional amendments include changes to other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions.  The Company will adopt the provisions of SFAS No. 145 during the first quarter of fiscal 2003.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 5, 2002 and October 6, 2001
(in thousands, except for per share data and per store data)

For the twelve and forty week periods ended October 5, 2002, the Company recorded extraordinary losses on the extinguishment of debt, net of tax, of $295 and $8,694, respectively.  Accordingly, reclassifications of these losses to income from continuing operations will be made throughout fiscal 2003 to maintain comparability for the reported periods.

          In June 2002, the FASB issued SFAS No. 146, “Accounting for Cost Associated with Exit or Disposal Activities.”  This statement nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  This statement requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred instead of at the date an entity commits to an exit plan.  The statement is effective for exit and disposal activities entered into after December 31, 2002.  The Company does not expect adopting this statement will have a material impact on its financial position or the results of its operations.

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

          In accordance with SFAS No. 141, the acquisition has been accounted for under the purchase method of accounting and was effective for accounting purposes on December 2, 2001.  The purchase price has been allocated to the assets acquired and liabilities assumed based upon their respective fair values.  The initial purchase price allocation resulted in excess fair value over the purchase price of $75,724, and was allocated proportionately as a reduction to certain noncurrent assets, primarily property and equipment.  During the forty weeks ended October 5, 2002, the Company reduced the excess fair value by $18,709 due to purchase accounting adjustments made primarily to adjust the fair market value of certain inventory and property and equipment and the related deferred income tax effects.

          Total acquisition costs related to the transaction were approximately $9,451.  During the forty weeks ended October 5, 2002, the Company also incurred $26,442 of merger and integration expenses.  These expenses represent non-recurring costs associated with integrating the Discount operations.

          The following unaudited pro forma information presents the results of operations of the Company as if the acquisition had taken place December 31, 2000:

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 5, 2002 and October 6, 2001
(in thousands, except for per share data and per store data)

	Twelve Weeks Ended October 6, 2001	Forty Weeks Ended October 6, 2001

Net sales	$757,400	$2,475,541
Income before extraordinary item	15,378	43,631

Income before extraordinary item per basic share	$0.47	$1.34
Income before extraordinary item per diluted share	$0.47	$1.32

          The pro forma amounts give effect to certain adjustments, including changes in interest expense, depreciation and amortization and related income tax effects.  These amounts are based on certain assumptions and estimates and do not reflect any benefit from efficiencies that might be achieved from combined operations.  The pro forma results of operations have been prepared for comparative purposes only.

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

          Closed Store Liabilities

          During the forty weeks ended October 5, 2002, the Company closed or relocated nine of the 12 stores identified in 2001 as not meeting profitability objectives and decided to close or relocate 49 additional stores that did not meet profitability objectives, 28 of which were closed or relocated at October 5, 2002.   As part of the integration of Discount, the Company has closed substantially all of the Advance Auto Parts stores that were identified in overlapping markets with certain Discount Auto Parts stores at December 29, 2001.

          In connection with the Western merger and the Discount acquisition, the Company assumed the restructuring reserves related to the acquired operations.  At October 5, 2002, these restructuring reserves relate primarily to ongoing lease obligations for closed store locations.

          A reconciliation of activity with respect to these restructuring accruals is as follows:

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 5, 2002 and October 6, 2001
(in thousands, except for per share data and per store data)

Other Exit Costs

Balance, December 29, 2001	$9,643
New provisions	3,212
Change in estimates	386
Reserves utilized	(4,479)

Balance, October 5, 2002 (unaudited)	$8,762

          As of October 5, 2002, these accruals represent the current value required for certain facility exit costs, which will be settled over the remaining terms of the underlying lease agreements.  This liability, along with those associated with mergers and acquisitions, is recorded in accrued expenses (current portion) and other long-term liabilities (long-term portion) in the accompanying condensed consolidated balance sheets.

          Restructuring Associated with Mergers and Acquisitions

          As a result of the Western merger, the Company established restructuring reserves in connection with the decision to close certain retail stores, to relocate certain Western administrative functions, to exit certain facility leases and to terminate certain team members of Western. Additionally, the Carport acquisition resulted in restructuring reserves for closing certain acquired stores not expected to meet long-term profitability objectives and the termination of certain administrative team members.  At October 5, 2002, the remaining liabilities associated with these activities primarily relate to the settlement of facility exit costs.

          As of the date of the Discount acquisition, management formalized a plan to close certain Discount Auto Parts stores in overlapping markets or stores not meeting the Company’s profitability objectives, to relocate certain Discount administrative functions to the Company’s headquarters and to terminate certain management, administrative and support team members of Discount.  During the forty weeks ended October 5, 2002, the Company reduced its purchase price liabilities for severance and relocation costs by $2,715, primarily for voluntary terminations and certain Discount team members that accepted positions with the Company. Additionally, the Company reduced its liabilities for store and other exit costs, previously recorded in purchase accounting by $1,042 as a result of executing lease buyouts or subleases. At October 5, 2002, 107 Discount stores were closed, 105 of which were closed during the first three quarters of fiscal 2002.  The Company has substantially completed the closure of Discount Auto Parts stores in overlapping markets.  Additionally, the Company has finalized its plan for termination of Discount team members and expects to terminate the last team members in 2003.  Additionally, changes to the established liabilities for severance, relocation, store and other facility exit costs, primarily including lease settlements, may result in an adjustment to the purchase price.

          A reconciliation of activity with respect to these restructuring accruals is as follows:

	Severance	Relocation	Other Exit Costs	Total

Balance, December 29, 2001	$8,455	$611	$4,903	$13,969
Purchase accounting adjustments	(2,496)	(219)	(1,042)	(3,757)
Reserves utilized	(3,422)	(281)	(1,187)	(4,890)

Balance, October 5, 2002 (unaudited)	$2,537	$111	$2,674	$5,322

          Severance and relocation liabilities will be settled in fiscal 2003.  Other exit cost liabilities will primarily be settled over the remaining terms of the underlying lease agreements.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 5, 2002 and October 6, 2001
(in thousands, except for per share data and per store data)

4.       Trak Auto Acquisition:

          On July 23, 2002, the Company announced that it had received bankruptcy court approval to acquire certain assets of Trak Auto Corporation, or Trak, including the leases on 55 stores in Virginia, Washington, D.C. and Maryland.  The closing of the acquisition occurred July 26, 2002, although the legal transfer and conversion of these stores will take place over time through the end of November 2002.  On September 20, 2002, the Company agreed to acquire two additional Trak stores.  Under this agreement, the Company will pay up to $16,000 to purchase inventory and fixtures for all the acquired stores.  The acquisition will be accounted for under the purchase method of accounting and, accordingly, each store’s results of operations will be included in the Company’s financial records from the date transferred to the Company.  As of October 5, 2002, the Company had taken ownership and converted 22 of the 57 stores for $2,764 and assumed the respective lease obligations.

5.       Receivables:

          Receivables consist of the following:

	October 5, 2002	December 29, 2001

	(unaudited)
Trade:
Wholesale	$9,015	$8,965
Retail	21,688	19,857
Vendor	94,024	55,179
Installment	16,031	15,430
Related parties	931	812
Employees	617	683
Other	847	2,668

Total receivables	143,153	103,594
Less - Allowance for doubtful accounts	(11,196)	(9,890)

Receivables, net	$131,957	$93,704

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 5, 2002 and October 6, 2001
(in thousands, except for per share data and per store data)

6.       Inventories, net:

          Inventories are stated at the lower of cost or market.  Inventory quantities are tracked through a perpetual inventory system.  The Company uses a cycle counting program to ensure the accuracy of the perpetual inventory quantities and establishes reserves for estimated shrink based on historical accuracy of the cycle counting program.  Cost is determined using the last-in, first-out (“LIFO”) method.  An actual valuation of inventory under the LIFO method can be made only at the end of each fiscal year based on the inventory levels and costs at that time.  Accordingly, interim LIFO calculations must be based on management’s estimates of expected fiscal year-end inventory levels and costs.   The Company capitalizes certain purchasing and warehousing costs into inventory.  Purchasing and warehousing costs included in inventory at October 5, 2002 and December 29, 2001 were $67,192 and $69,398, respectively.  The nature of the Company’s inventory is such that the risk of obsolescence is minimal.  In addition, the Company has historically been able to return excess items to the vendor for credit.  The Company provides reserves where less than full credit will be received for such returns and where the Company anticipates that items will be sold at retail for prices that are less than recorded cost.  Inventories consist of the following:

	October 5, 2002	December 29, 2001

	(unaudited)
Inventories at FIFO	$1,021,405	$935,181
Adjustments to state inventories at LIFO	56,983	46,819

Inventories at LIFO	$1,078,388	$982,000

        Replacement cost approximated FIFO cost at October 5, 2002 and December 29, 2001.

7.       Assets Held for Sale:

          The Company applies SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets,” which requires that long-lived assets and certain identifiable intangible assets to be disposed of be reported at the lower of the carrying amount or the fair market value less selling costs.  At October 5, 2002 and December 29, 2001, the Company’s assets held for sale were $38,569 and $60,512, respectively, primarily consisting of real property acquired in the Western merger and Discount acquisition.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 5, 2002 and October 6, 2001
(in thousands, except for per share data and per store data)

8.       Long-term Debt:

          Long-term debt consists of the following:

	October 5, 2002	December 29, 2001

	(unaudited)
Senior Debt:
Tranche A, Senior Secured Term Loan at variable interest rates (4.56% at October 5, 2002), due November 2006	$89,611	$180,000
Tranche B, Senior Secured Term Loan at variable interest rates (7.00% at December 29, 2001), repaid June 2002	—	305,000
Tranche C, Senior Secured Term Loan at variable interest rates (4.38% at October 5, 2002), due November 2007	249,873	—
Revolving facility at variable interest rates (4.56% at October 5, 2002), due November 2006	—	10,000
McDuffie County Authority taxable industrial development revenue bonds, issued December 31,1997, interest due monthly at an adjustable rate established by the Remarketing Agent (1.92% at October 5, 2002), principal due on November 1, 2002 (repaid subsequent to October 5, 2002)	10,000	10,000
Subordinated Debt:
Senior subordinated notes payable, interest due semi-annually at 10.25%, due April 2008	166,200	169,450
Senior subordinated notes payable, interest due semiannually at 10.25%, due April 2008, face amount of $179,115 less unamortized discount of $11,531 and $14,087 at October 5, 2002 and December 29, 2001, respectively	167,584	185,913
Senior discount debentures, interest at 12.875%, due April 2009, face amount of $95,550 less unamortized discount of $6,050 and $16,626 at October 5, 2002 and December 29, 2001, respectively (subordinate to Senior Debt)	89,500	95,374

	772,768	955,737
Less: Current portion of long-term debt	(11,542)	(23,715)

Long-term debt, excluding current portion	$761,226	$932,022

          During the second quarter of fiscal 2002, the Company repaid a portion of its Tranche A and Tranche B term loans and refinanced the remaining portion of its Tranche B term loan under its credit facility by amending and restating the credit facility to add a new $250,000 Tranche C term loan facility.  The Tranche B term loan was initially issued for $305,000 in fiscal 2001 and had a balance of $265,000 prior to refinancing.  The Company also repurchased and retired a portion of its senior subordinated notes and senior discount debentures at prices ranging from 100 to 107 percent on the total face value purchased of $37,080.   Additionally, during the third quarter, the Company repaid a portion of its Tranche A and Tranche C term loans and repurchased and retired a portion of its senior subordinated notes.  In conjunction with the extinguishment of this debt, the Company wrote-off deferred financing costs in accordance with Emerging Issues Task Force Issue No. 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments”.  The write-off of these costs and the premiums paid are classified as an extraordinary loss of  $8,694, net of $5,512 income taxes, in the accompanying condensed consolidated

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 5, 2002 and October 6, 2001
(in thousands, except for per share data and per store data)

statements of operations.

         The amended Tranche A term loan facility amortization schedule currently reflects required repayments of $1,549 on May 31, 2003, $7,804 on November 30, 2003, $12,418 million in May and November 2004 and $13,956 each May and November in 2005 and 2006 through maturity on November 30, 2006. The Tranche C term loan facility requires scheduled repayments of $2,083 semi-annually beginning November 30, 2003 through May 31, 2007, at which time the Company will be required to pay the remaining balance at maturity on November 30, 2007.

         The interest rate on the Tranche C term loan facility is based, at the Company's option, on either an adjusted LIBOR rate, plus a margin, or an alternate base rate, plus a margin. The interest rate under the Tranche C term loan facility is subject to adjustment according to a pricing grid based upon the Company's leverage ratio (as defined in our credit facility). The initial margins for the Tranche C term loan facility are 2.5% and 1.5% per annum for the adjusted LIBOR rate and alternative base rate borrowings, respectively, and can step down to 2.25% and 1.25% per annum, respectively, if the Company's leverage ratio is less than 2.00 to 1.00. The initial margins can step up to a maximum of 3.00% and 2.00% per annum, respectively, if the Company's leverage ratio is greater than 3.50 to 1.00. Subsequent to October 5, 2002, the Company applied for a reduction in these rates based on its leverage ratio being 1.95 to 1.00 at October 5, 2002. The amended credit facility contains the prepayment provisions, covenant requirements and guarantees from the previous credit agreement entered into November in 2001.

9.       Related Party Transactions:

          The following table presents the related party transactions with Sears, Roebuck and Co., or Sears, included in the condensed consolidated statements of operations for the twelve and forty week periods ended October 5, 2002 and October 6, 2001 and the condensed consolidated balance sheets as of October 5, 2002 and December 29, 2001:

	Twelve Week Periods Ended		Forty Week Periods Ended

	October 5, 2002	October 6, 2001	October 5, 2002	October 6, 2001

	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales to Sears	$1,760	$2,050	$5,453	$5,929
Credit card fees expense	57	77	195	271

			October 5, 2002	December 29, 2001

			(unaudited)
Receivables from Sears			$931	$812
Payables to Sears			1,322	1,220

10.     Segment and Related Information:

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

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 5, 2002 and October 6, 2001
(in thousands, except for per share data and per store data)

	Twelve Week Periods Ended

October 5, 2002 (unaudited)	Advance	Retail	Wholesale	Eliminations	Totals

Net sales	$—	$772,723	$15,939	$—	$788,662
(Loss) income before (benefit) provision for income taxes and extraordinary item	(2,552)	47,360	2,020	—	46,828
Segment assets (a)	15,112	2,072,626	27,698	(32,233)	2,083,203

October 6, 2001 (unaudited)	Advance	Retail	Wholesale	Eliminations	Totals

Net sales	$—	$580,105	$18,688	$—	$598,793
(Loss) income before (benefit) provision for income taxes	(2,573)	27,913	(20)	—	25,320
Segment assets (a)	13,517	1,338,783	40,127	(20,714)	1,371,713

	Forty Week Periods Ended

October 5, 2002 (unaudited)	Advance	Retail	Wholesale	Eliminations	Totals

Net sales	$—	$2,514,945	$70,521	$—	$2,585,466
(Loss) income before (benefit) provision for income taxes and extraordinary item	(9,175)	112,320	3,219	—	106,364
Segment assets (a)	15,112	2,072,626	27,698	(32,233)	2,083,203

October 6, 2001 (unaudited)	Advance	Retail	Wholesale	Eliminations	Totals

Net sales	$—	$1,855,687	$79,943	$—	$1,935,630
(Loss) income before (benefit) provision for income taxes	(8,481)	65,304	(1,738)	—	55,085
Segment assets (a)	13,517	1,338,783	40,127	(20,714)	1,371,713

(a) Excludes investment in and equity in net earnings or losses of subsidiaries.

11.    Subsequent Events:

          On November 1, 2002, the Company filed a registration statement on Form S-3 with the United States Securities and Exchange Commission to register the sale of 9,442,331 shares of its common stock, of which 8,596,937 shares will be offered by certain selling stockholders and 858,394 shares will be offered by the Company and one of the selling stockholders to cover over-allotments of shares, if any.  The Company will not receive any of the proceeds from the shares sold in the offering by the selling stockholders.  The Company intends to use the net proceeds it receives from the sale of its shares in the over-allotment option, if any, to repay outstanding indebtedness.

          Additionally, on November 1, 2002, the Company purchased $10,000 of indebtedness under the McDuffie County Authority industrial revenue bonds, from which the proceeds were used to construct one of the Company's distribution centers. The Company has leased this facility since its opening in 1999.  Upon repayment of this indebtedness, the Company also exercised its option to purchase the distribution center for a nominal amount.  Subsequent to the end of the third quarter, the Company also repurchased and retired $8,500 in face value of the 10.25% senior subordinated notes.

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

          Although we believe that our plans, intentions and expectations as reflected in or suggested by those forward-looking statements are reasonable, we can give no assurance that the plans, intentions or expectations will be achieved.  Listed below and discussed elsewhere in our annual report on Form 10-K for the year ended December 29, 2001 are some important risks, uncertainties and contingencies which could cause our actual results, performances or achievements to be materially different from the forward-looking statements made in this Form 10-Q.  These risks, uncertainties and contingencies include, but are not limited to, the following: our ability to expand our business; the implementation of our business strategies and goals; integration of our previous and future acquisitions; a decrease in demand for products; competitive pricing and other competitive pressures; our relationships with our vendors; deterioration in general economic conditions; and our ability to meet debt obligations and adhere to the restrictions and covenants imposed under our debt instruments.

          Because we are involved in litigation from time to time, and are subject to numerous governmental laws and regulations, we could incur substantial judgments, fines, legal fees and other costs.

          We are sometimes the subject of complaints or litigation from customers, employees or other third parties for various actions.  In particular, we are currently involved in litigation involving claims relating to, among other things, breach of contract, anti-competitive behavior, tortious conduct, employment discrimination, asbestos exposure and product defect.  The damages sought against us in some of these litigation proceedings are substantial.  Although we maintain liability insurance for some litigation claims, if one or more of the claims greatly exceeds our coverage limits or our insurance policies do not cover a claim, it could have a material adverse affect on our business and operating results.

          Additionally, we are subject to numerous federal, state and local governmental laws and regulations relating to employment matters, environmental protection and building and zoning requirements.  If we fail to comply with existing or future laws or regulations, we may be subject to governmental or judicial fines or sanctions.  In addition, our capital expenses could increase due to remediation measures that may be required if we are found to be noncompliant with any of these or future laws or regulations.

          We assume no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.  In evaluating forward-looking statements, you should consider these risks and uncertainties, together with the other risks described from time to time in our reports and documents filed with the Securities and Exchange Commission, and you should not place undue reliance on those statements.

          We conduct all of our operations through our wholly owned subsidiary, Advance Stores Company, Incorporated and its subsidiaries. We were formed in 1929 and operated as a retailer of general merchandise until the 1980’s.  In the 1980’s, we sharpened our marketing focus to target sales of automotive parts and accessories to “do-it-yourself,” or DIY, customers and accelerated our growth strategy.  From the 1980’s through the present, we have grown significantly through new store openings and strategic acquisitions.  Additionally, in 1996, we began to aggressively expand our sales to “do-it-for-me,” or DIFM, customers by implementing a commercial delivery program that supplies parts and accessories to third party professional installers and repair providers.

          At October 5, 2002, we had 2,393 stores, of which 1,936 operated under the “Advance Auto Parts” trade name in 37 states in the Northeastern, Southeastern and Midwestern regions of the United States and the District of Columbia and 419 stores operating under the “Discount Auto Parts” trade name primarily in the state of Florida.  In addition, we had 38 stores operating under the “Western Auto” trade name primarily located in Puerto Rico and the Virgin Islands.  We are the second largest specialty retailer of automotive parts, accessories and maintenance items to DIY customers in the United States, based on store count and sales.  We are currently the largest specialty retailer of automotive products in the majority of the states in which we operate, based on store count.

          Our combined operations are conducted in two operating segments, retail and wholesale.  The retail segment consists of our retail operations operating under the trade names “Advance Auto Parts” and “Discount Auto Parts” in the United States and “Western Auto” in Puerto Rico, the Virgin Islands and one store in California.  Our wholesale segment includes a wholesale distribution network, which includes distribution services of automotive parts and accessories to approximately 430 independently owned dealer stores in 44 states, the majority of which operate under the “Western Auto” trade name.

          On November 28, 2001, we acquired Discount Auto Parts, Inc., or Discount, for $7.50 per share in cash (or approximately $128.5 million in the aggregate) plus 0.2577 shares of our common stock for each share of Discount’s common stock.  The acquisition has been accounted for under the purchase method of accounting. Accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on their respective fair values.  The initial purchase price allocation resulted in excess fair value over the purchase price of $75.7 million, and was allocated proportionately as a reduction to certain noncurrent assets, primarily property and equipment.  During the first three quarters of 2002, we reduced the excess fair value by $18.7 million due to purchase accounting adjustments made to primarily adjust the fair market value of certain inventory and property and equipment and the related deferred income tax effects.

          On July 23, 2002, we announced that we had received bankruptcy court approval to acquire certain assets of Trak Auto Corporation, or Trak, including the leases on 55 stores in Virginia, Washington, D.C. and Maryland.  The closing of the acquisition occurred July 26, 2002, although the legal transfer and conversion of these stores will take place over time through the end of November 2002.  On September 20, 2002, we agreed to acquire two additional Trak stores.  Under this agreement, we will also pay up to $16,000 to purchase inventory and fixtures for all the acquired stores.  The acquisition will be accounted for under the purchase method of accounting and, accordingly, each store’s results of operations will be included in our financial records from the date transferred to us.  As of October 5, 2002, we had taken ownership and converted 22 of the 57 stores for $2,764 and assumed the respective lease obligations.

          On November 1, 2002, we filed a registration statement on Form S-3 with the United States Securities and Exchange Commission to register the sale of 9,442,331 shares of our common stock, of which 8,596,937 shares will be offered by certain selling stockholders and 858,394 shares will be offered by us and one of the selling stockholders to cover over-allotments of shares, if any.  We will not receive any of the proceeds from the shares sold in the offering by the selling stockholders.  We intend to use the net proceeds we receive from the sale of our shares in the over-allotment option, if any, to repay borrowings under our Tranche A and Tranche C term loans. In addition, we may use a portion of the proceeds to repurchase a portion of our senior subordinated notes and senior discount debentures, depending on prevailing market prices, which would reduce the amount used to repay borrowings under the term loans.

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

          During the fourth quarter of fiscal 2001, we changed our method of accounting for unrestricted cooperative advertising allowances.  These incentives are now treated as a reduction to inventory and the corresponding cost of sales.  Previously, we accounted for these incentives as a reduction to selling, general and administrative expenses to the extent advertising expense was incurred.

          Inventory

          Minimal inventory shrink reserves are recorded related to Advance Auto Parts stores as a result of an extensive and frequent cycle counting program.  Our estimates related to these shrink reserves depend on the effectiveness of the cycle counting programs.   We evaluate the effectiveness of these programs on an on-going basis and believe they provide reasonable assurance that minimal shrink reserves are needed.

          Minimal reserves for potential excess and obsolete inventories are recorded as well.  The nature of our inventory is such that the risk of obsolescence is minimal.  In addition, we have historically been able to return excess items to the vendor for credit.  We provide reserves where less than full credit will be received for such returns and where we anticipate that items will be sold at retail prices that are less than recorded cost.  Future changes by vendors in their policies or willingness to accept returns of excess inventory could require us to revise our estimates of required reserves for excess and obsolete inventory.

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

          The following discussion of our consolidated historical results of operations and financial condition should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q.  Our first quarter consists of 16 weeks and our other three quarters consist of 12 weeks each.

Components of Statement of Operations

Net Sales

          Net sales consist primarily of comparable store sales, new store net sales, service net sales, net sales to the wholesale dealer network and finance charges on installment sales.  Comparable store sales is calculated based on the change in net sales starting once a store has been opened for 13 complete accounting periods (each period represents four weeks).  Relocations are included in comparable store sales from the original date of opening. Each Parts America store that was acquired in the Western merger and subsequently converted to an Advance Auto Parts store has been included in the comparable store sales calculation after 13 complete accounting periods following the completion of its physical conversion to an Advance Auto Parts store.  Additionally, the stores acquired in the Carport acquisition are included in the comparable store sales calculation following 13 complete accounting periods after their system conversion to the Advance Auto Parts store system.  Stores acquired in the Discount acquisition will be included in the comparable stores sales calculation beginning in December 2002, which is 13 complete accounting periods after the acquisition date of November 28, 2001.  We do not include net sales from the 38 Western Auto retail stores in the comparable store sales calculation.

Cost of Sales

          Our cost of sales includes merchandise costs and warehouse and distribution expenses as well as service labor costs for the Western Auto Stores.  Gross profit as a percentage of net sales may be affected by variations in among other things, our product mix, price changes in response to competitive factors, fluctuations in merchandise costs and vendor programs.  We seek to avoid fluctuation in merchandise costs by entering into long-term purchasing agreements with vendors when we believe it is advantageous.

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

Results of Operations

          The following tables set forth certain of our operations data expressed in dollars and as a percentage of net sales for the periods indicated.

	Twelve Week Periods Ended (dollars in thousands) (unaudited)		Forty Week Periods Ended (dollars in thousands) (unaudited)

	October 5, 2002	October 6, 2001	October 5, 2002	October 6, 2001

Net sales	$788,662	$598,793	$2,585,466	$1,935,630
Cost of sales(1)	439,000	342,059	1,450,282	1,110,218

Gross profit	349,662	256,734	1,135,184	825,412
Selling, general and administrative expenses(1)(2)	278,869	219,603	940,593	726,011

Operating income, as adjusted	70,793	37,131	194,591	99,401
Expenses associated with merger and integration	8,174	—	25,917	—
Expenses associated with merger related restructuring	74	—	525	—

Operating income	62,545	37,131	168,149	99,401
Interest expense	(16,016)	(12,121)	(62,734)	(45,195)
Other income, net	299	310	949	879
Provision for income taxes	18,170	10,088	41,270	21,856

Income before extraordinary item	28,658	15,232	65,094	33,229
Extraordinary item, loss on debt extinguishment, net of $187 and $5,512 income taxes, respectively	(295)	—	(8,694)	—

Net income	$28,363	$15,232	$56,400	$33,229

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales(1)	55.7	57.1	56.1	57.4

Gross profit	44.3	42.9	43.9	42.6
Selling, general and administrative expenses(1)(2)	35.3	36.7	36.4	37.5

Operating income, as adjusted	9.0	6.2	7.5	5.1
Expenses associated with merger and integration	1.1	—	1.0	—
Expenses associated with merger related restructuring	0.0	—	0.0	—

Operating income	7.9	6.2	6.5	5.1
Interest expense	(2.0)	(2.0)	(2.4)	(2.3)
Other income, net	0.0	0.0	0.0	0.0
Provision for income taxes	2.3	1.7	1.6	1.1

Income before extraordinary item	3.6	2.5	2.5	1.7
Extraordinary item, loss on debt extinguishment, net of $187 and $5,512 income taxes, respectively	(0.0)	—	(0.3)	—

Net income	3.6%	2.5%	2.2%	1.7%

(1) Cost of sales and selling, general and administrative expenses presented for the twelve and forty weeks ended October 5, 2002 and October 6, 2001 reflect the change in accounting principle related to cooperative advertising funds. This change resulted in lower cost of selling, general and administrative expenses.

(2) Selling, general and administrative expenses are adjusted for certain non-recurring and other items.

Twelve Weeks Ended October 5, 2002 Compared to Twelve Weeks Ended October 6, 2001

          Net sales for the twelve weeks ended October 5, 2002 were $788.7 million, an increase of $189.9 million, or 31.7%, over net sales for the twelve weeks ended October 6, 2001.  Net sales for the retail segment increased $192.6 million, or 33.2%, to $772.7 million.  The net sales increase for the retail segment was due to an increase in the comparable store sales of 5.5%, sales from stores acquired in the Discount acquisition and contributions from new stores opened within the last year.  The comparable store sales increase was a result of growth in both the DIY and DIFM market segments, as well as the continued maturation of new stores.    Net sales for the wholesale segment decreased $2.7 million due to the decline in the number of dealer stores we serviced and lower average sales to each dealer.

          During the twelve weeks ended October 5, 2002, we opened 33 new stores, relocated eight stores and closed seven stores (two of which were related to the Discount acquisition), bringing the total number of retail stores to 2,393.  As of October 5, 2002, we had 1,408 stores participating in our commercial delivery program, as a result of consolidating three net programs during the twelve weeks ended October 5, 2002.

          Gross profit for the twelve weeks ended October 5, 2002 was $349.7 million, or 44.3% of net sales, as compared to $256.7 million, or 42.9% of net sales, for the twelve weeks ended October 6, 2001. The increase in gross profit percentage over the prior year comparable quarter reflects the positive impact in purchasing synergies as a result of renegotiating vendor contracts in conjunction with the Discount acquisition, and the leveraging of logistics costs realized from our supply chain initiatives.  The gross profit for the retail segment was $346.8 million, or 44.9% of net sales, for the twelve weeks ended October 5, 2002, as compared to $253.4 million, or 43.7% of net sales, for the twelve weeks ended October 6, 2001.

          Selling, general and administrative expenses, before merger and integration expenses and merger related restructuring, increased to $278.9 million, or 35.3% of net sales, for the twelve weeks ended October 5, 2002, from $219.6 million, or 36.7% of net sales, for the twelve weeks ended October 6, 2001.  The decrease in selling, general and administrative expenses as a percentage of sales reflects both our ability to leverage our store payroll expenses against a higher sales base and lower rent expense as a result of owning a higher percentage of stores following the Discount acquisition.

          Operating income, as adjusted for merger and integration expenses and merger related restructuring, was $70.8 million for the twelve weeks ended October 5, 2002, or 9.0% of net sales, as compared to $37.1 million, or 6.2% of net sales, for the twelve weeks ended October 6, 2001. Merger and integration expenses of $8.2 million include non-recurring expenses associated with integrating the Discount operations.  Merger related restructuring expenses primarily relate to lease costs associated with Advance Auto Parts stores in overlapping markets closed as a result of the Discount acquisition.

          Interest expense for the twelve weeks ended October 5, 2002 was $16.0 million, or 2.0% of net sales, as compared to $12.1 million, or 2.0% of net sales, for the twelve weeks ended October 6, 2001.  Interest expense reflects the overall increase in average borrowings, offset by more favorable interest rates during the twelve weeks ended October 5, 2002, as compared to the twelve weeks ended October 6, 2001.  This increase in borrowings is a result of the additional debt entered into in conjunction with the Discount acquisition.

          Income tax expense for the twelve weeks ended October 5, 2002 was $18.2 million, as compared to $10.1 million for the twelve weeks ended October 6, 2001.  Our effective income tax rate decreased to 38.8% for the twelve weeks ended October 5, 2002, as compared to 39.8% for the twelve weeks ended October 6, 2001.  The decrease was primarily due to increases in pre-tax income, which reduced the impact of certain permanent differences on the effective rate.

          As a result of the above factors, we recorded net income of $33.7 million, or $0.92 per diluted share, before the non-recurring merger and integration expenses and the extraordinary loss on the extinguishments of debt, for the twelve weeks ended October 5, 2002, as compared to $15.2 million, or $0.53 per diluted share, for the twelve weeks ended October 6, 2001.  After merger and integration expenses and the extraordinary loss, we recorded net income of $28.4 million, or $0.77 per diluted share, for the twelve weeks ended October 5, 2002.   As a percentage of sales, net

 income for the twelve weeks ended October 5, 2002 was 3.6%, as compared to 2.5% for the twelve weeks ended October 6, 2001.

Forty Weeks Ended October 5, 2002 Compared to Forty Weeks Ended October 6, 2001

          Net sales for the forty weeks ended October 5, 2002 were $2,585.5 million, an increase of $649.8 million, or 33.6%, over net sales for the forty weeks ended October 6, 2001.  Net sales for the retail segment increased $659.3 million, or 35.5%, to $2,514.9 million.  The net sales increase for the retail segment was due to an increase in the comparable store sales of 6.2%, sales from stores acquired in the Discount acquisition, and contributions from new stores opened within the last year.  The comparable store sales increase was a result of growth in both the DIY and DIFM market segments, as well as the continued maturation of new stores.    Net sales for the wholesale segment decreased $9.4 million due to the decline in the number of dealer stores we serviced and lower average sales to each dealer.

          During the forty weeks ended October 5, 2002, we opened 61 new stores, relocated 27 stores and closed 152 stores (130 of which were related to the Discount acquisition), bringing the total number of retail stores to 2,393.  As of October 5, 2002, we had 1,408 stores participating in our commercial delivery program, as a result of adding 38 net programs during the forty weeks ended October 5, 2002.

          Gross profit for the forty weeks ended October 5, 2002 was $1,135.2 million, or 43.9% of net sales, as compared to $825.4 million, or 42.6% of net sales, for the forty weeks ended October 6, 2001. The increase in gross profit percentage reflects the positive impact in purchasing synergies as a result of renegotiating vendor contracts in conjunction with the Discount acquisition, and the leveraging of logistics costs realized from our supply chain initiatives.  Additionally, gross profit for the forty weeks ended October 6, 2001 includes an $8.3 million gain from our settlement with a vendor.  The gross profit for the retail segment was $1,123.8 million, or 44.7% of net sales, for the forty weeks ended October 5, 2002, as compared to $813.9 million, or 43.9% of net sales, for the forty weeks ended October 6, 2001.  The gross profit for the retail segment also includes the $8.3 million gain for the forty weeks ended October 6, 2001.

          Selling, general and administrative expenses, before merger and integration expenses and merger related restructuring, increased to $940.6 million, or 36.4% of net sales, for the forty weeks ended October 5, 2002, from $726.0 million, or 37.5% of net sales, for the forty weeks ended October 6, 2001.  The decrease in selling, general and administrative expenses as a percentage of sales reflects both our ability to leverage our store payroll expenses against a higher sales base and lower rent expense as a result of owning a higher percentage of stores following the Discount acquisition.

          Operating income, as adjusted for merger and integration expenses and merger related restructuring, was $194.6 million for the forty weeks ended October 5, 2002, or 7.5% of net sales, as compared to $99.4 million, or 5.1% of net sales, for the forty weeks ended October 6, 2001. Merger and integration expenses of $25.9 million include non-recurring expenses associated with integrating the Discount operations. Merger related restructuring expenses primarily relate to lease costs associated with Advance Auto Parts stores in overlapping markets closed as a result of the Discount acquisition.

          Interest expense for the forty weeks ended October 5, 2002 was $62.7 million, or 2.4% of net sales, as compared to $45.2 million, or 2.3% of net sales, for the forty weeks ended October 6, 2001.  Interest expense reflects the overall increase in average borrowings, offset by more favorable interest rates during the forty weeks ended October 5, 2002, as compared to the forty weeks ended October 6, 2001.  This increase in borrowings is a result of the additional debt incurred in conjunction with the Discount acquisition.

          During the forty weeks ended October 5, 2002, we recorded $8.7 million in a loss on extinguishment of debt, net of tax.  This loss reflects the ratable portion of the deferred loan costs associated with our partial repayment of our Tranche A and Tranche B term loans, the refinancing of the remaining portion of our Tranche B term loans and the repurchase and retirement of outstanding senior subordinated notes and senior discount debentures at a premium.

          Income tax expense for the forty weeks ended October 5, 2002 was $41.3 million, as compared to

$21.9 million for the forty weeks ended October 6, 2001.  Our effective income tax rate decreased to 38.8% for the forty weeks ended October 5, 2002, as compared to 39.7%, for the forty weeks ended October 6, 2001.  The decrease was primarily due to increases in pre-tax income, which reduced the impact of certain permanent differences on the effective rate.

          As a result of the above factors, we recorded net income of $81.3 million, or $2.26 per diluted share, before the non-recurring merger and integration expenses and the extraordinary loss on the extinguishment of debt, for the forty weeks ended October 5, 2002, as compared to $33.2 million, or $1.16 per diluted share, for the forty weeks ended October 6, 2001.  After merger and integration expenses and the extraordinary loss, we recorded net income of $56.4 million, or $1.57 per diluted share, for the forty weeks ended October 5, 2002.  As a percentage of sales, net income for the forty weeks ended October 5, 2002 was 2.2%, as compared to 1.7%, for the forty weeks ended October 6, 2001.

Liquidity and Capital Resources

         At October 5, 2002, we had outstanding indebtedness consisting of $333.8 million of senior subordinated notes, $89.5 million of senior discount debentures, borrowings of $339.5 million under our credit facility and $10.0 million of indebtedness under the McDuffie County Development Authority Taxable Industrial Revenue Bonds.  At October 5, 2002, we had approximately $27.3 million in letters of credit outstanding and had no borrowings under the revolving credit facility, resulting in available borrowings of $132.7 million under the revolving credit facility.

          Our future contractual obligations related to long-term debt and operating leases at October 5, 2002 were as follows:

Contractual Obligations at October 5, 2002	Total	Fiscal 2002		Fiscal 2003	Fiscal 2004	Fiscal 2005	Fiscal 2006	Thereafter

Long-term Debt (1)	$772,768	$10,000	(2)	$11,393	$28,890	$31,952	$31,952	$658,581
Operating Leases	$899,208	$37,510		$142,379	$126,422	$107,851	$89,760	$395,286

(1)	Long-term debt includes the fully accreted senior subordinated notes and senior discount debentures.
(2)	Represents indebtedness under the McDuffie County Development Authority taxable industrial revenue bonds, which was repurchased on November 1, 2002.

           During second quarter of fiscal 2002, we amended and restated our credit agreement and refinanced the remaining portion of our Tranche B term loan facility by adding a new $250 million Tranche C term loan facility.  For the forty weeks ended October 5, 2002, we repaid $193.1 million in debt with free cash flow generated during the period and proceeds from our equity offering in March 2002.

          Additionally, during the third quarter of fiscal 2002, we recorded a $0.3 million extraordinary loss on extinguishment of debt as a result of writing off deferred debt issuance costs associated with the partial repayment of our Tranche A and Tranche C term loans and repurchasing a portion of our outstanding senior subordinated notes.  For the forty weeks ended October 5, 2002, our extraordinary loss of $8.7 million also includes bank fees associated with the establishment of the Tranche C term loan facility during the second quarter, which we used to refinance our Tranche B term loan facility under our credit facility.

          Subsequent to the third quarter of fiscal 2002, we purchased $10.0 million of indebtedness under the McDuffie County Authority industrial revenue bonds, from which the proceeds were used to construct one of our distribution centers. We have leased this facility since its opening in 1999. Upon repayment of this indebtedness, we also exercised our option to purchase the distribution center for ten dollars.  We also repurchased and retired $8.5 million in face value of the 10.25% senior subordinated notes.

          The amended Tranche A term loan amortization schedule currently reflects required repayments of $1.5 million on May 31, 2003, $7.8 million on November 30, 2003, $12.4 million in May and November 2004 and $13.9 million each May and November in 2005 and 2006 through maturity on November 30, 2006. Under the amended credit facility, the Tranche C term loan facility requires scheduled repayments of $2.1 million semi-annually beginning November 30, 2003 through May 31, 2007, at which time we will be required to pay the remaining balance of $233.1 million at maturity on November 30, 2007.

          The interest rate on the Tranche C term loan facility is based, at our option, on either an adjusted LIBOR rate, plus a margin, or an alternate base rate, plus a margin. The interest rate under the Tranche C term loan facility is subject to adjustment according to a pricing grid based upon our leverage ratio (as defined in our credit facility). The initial margins for the Tranche C term loan facility are 2.5% and 1.5% per annum for the adjusted LIBOR rate and alternative base rate borrowings, respectively, and can step down to 2.25% and 1.25% per annum, respectively, if our leverage ratio is less than 2.00 to 1.00. The initial margins can step up to a maximum of 3.00% and 2.00% per annum, respectively, if our leverage ratio is greater than 3.50 to 1.00. Subsequent to October 5, 2002, we applied for a reduction in these rates based on our leverage ratio being 1.95 to 1.00 at October 5, 2002. The amended credit facility contains the prepayment provisions, covenant requirements and guarantees from the previous credit agreement entered into November in 2001. For a full discussion of the other terms of the credit facility, see section "Long Term Debt" in Item 7. of our annual report on Form 10-K for the year ended December 29, 2001. We were in compliance with the above covenants under the amended credit facility as of October 5, 2002.

          For the forty weeks ended October 5, 2002, net cash provided by operating activities was $218.9 million.  Of this amount, $56.4 million was provided by net income and $36.9 million was provided as a result of a net decrease in working capital and other long-term assets and liabilities.  Significant non-cash items added back for operating cash purposes include depreciation and amortization of $71.5 million, amortization of bond discounts and deferred debt issuance costs of $13.0 million and provision for deferred income taxes of $41.1 million.  Net cash used for investing activities was $51.9 million and was comprised primarily of capital expenditures.  Net cash used in financing activities was $128.2 million and was comprised primarily of $193.1 million in net payments on the credit facility and payments to repurchase and retire outstanding bonds and a decrease in bank overdrafts of $34.7 million, all offset by $88.7 million in net proceeds from our equity offering in March 2002.

          Our primary capital requirements have been the funding of our continued store expansion program, including new store openings and store acquisitions, store relocations and remodels, inventory requirements, the construction and upgrading of distribution centers, the development and implementation of proprietary information systems, the Discount acquisition, the Western merger and the Carport acquisition.  We have financed our growth through a combination of internally generated funds, borrowings under the credit facility and issuances of equity.

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

          Our future capital requirements will depend on the number of new stores we open or acquire and the timing of these openings or acquisitions within a given year.  We anticipate adding approximately 110 stores during fiscal 2002 through new store openings and from our Trak Auto Parts acquisition, of which 61 (including 22 stores from our Trak acquisition) had been added as of October 5, 2002.  During the third quarter of fiscal 2002, we announced that we finalized an arrangement to acquire 57 Trak Auto Parts stores, in which we will assume the existing leases and pay up to approximately $16.0 million for inventory and fixtures.   These stores are included as part of the approximate 110 new stores to be added during fiscal 2002.

          For fiscal 2002, we anticipate our capital expenditures will be approximately $105 million (excluding up to $16 million to purchase inventory and fixtures in connection with our acquisition of the 57 Trak Auto Parts stores), of which approximately $35 million will involve conversion and other integration related capital expenditures associated with the Discount acquisition.

          Historically, we have negotiated extended payment terms from suppliers to help finance inventory growth, and we believe that we will be able to continue financing much of its inventory growth through such extended payment terms.  We anticipate that inventory levels will continue to increase primarily as a result of new store openings.

          As part of normal operations, we continually monitor store performance, which results in our closing store locations that do not meet profitability objectives.  During the first three quarters of fiscal 2002, we closed or relocated nine of the 12 stores identified in 2001 as not meeting profitability objectives and decided to close or relocate 49 additional stores that did not meet profitability objectives, 28 of which were closed or relocated at October 5, 2002.  In addition, as part of our integration of Discount, we closed 130 Advance Auto Parts and Discount stores that were in overlapping markets.

          The Western merger, Carport acquisition and Discount acquisition also resulted in restructuring reserves recorded in purchase accounting for the closure of certain stores, severance and relocation costs and other facility exit costs. In addition, we assumed certain restructuring and deferred compensation liabilities previously recorded by Western and Discount. At October 5, 2002, the restructuring reserves had a remaining balance of $14.1 million.  At October 5, 2002, the total liability for the assumed restructuring and deferred compensation plans was $1.0 million and $3.0 million, respectively, of which $0.4 million and $1.5 million, respectively, is recorded as a current liability. The classification for deferred compensation is determined by payment terms elected by plan participants, primarily former Western employees, which can be changed upon 12 months’ notice.

          We expect that funds provided from operations and available borrowings of approximately $132.7 million under our revolving credit facility at October 5, 2002, will provide sufficient funds to operate our business, make expected capital expenditures of approximately $105 million in 2002, complete our acquisition of Trak Auto Parts stores, finance our restructuring activities and fund future debt service on our senior subordinated notes, our senior discount debentures and our credit facility over the next 12 months. We may use additional funds from operations to prepay borrowings under the term loans under our credit facility and, depending upon prevailing market prices, repurchase our senior discount debentures and senior subordinated notes.

Seasonality

          Our business is somewhat seasonal in nature, with the highest sales occurring in the spring and summer months.  In addition, our business can be affected by weather conditions.  While unusually heavy precipitation tends to soften sales as elective maintenance is deferred during such periods, extremely hot and cold weather tends to enhance sales by causing parts to fail.

New Accounting Pronouncements

          In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections.”  As a result of rescinding FASB Statement No. 4, “Reporting Gains Losses from Extinguishment of Debt,” gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in APB No. 30.  This statement also amends FASB Statement No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions.  Additional amendments include changes to other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions.  We will adopt the provisions of SFAS No. 145 during the first quarter of fiscal 2003.  For the twelve and forty week periods ended October 5, 2002, we recorded extraordinary losses on the extinguishment of debt, net of tax, of $295 and $8,694, respectively.  Accordingly, reclassifications of these losses to income from continuing operations will be made throughout fiscal 2003 to maintain comparability for the reported periods.

          In June 2002, the FASB issued SFAS No. 146, “Accounting for Cost Associated with Exit or Disposal Activities.”  This statement nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  This statement requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred instead of at the date an entity commits to an exit plan.  The statement is effective for exit and disposal activities entered into after December 31, 2002.  We do not expect adopting this statement will have a material impact on our financial position or the results of operations.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

          We are exposed to cash flow risk due to changes in interest rates with respect to our long-term debt.  While we cannot predict the impact that interest rate movements will have on our debt, exposure to rate changes is managed through the use of fixed and variable rate debt.  Our future exposure to interest rate risk decreased during the forty weeks ended October 5, 2002 due to decreased interest rates and reduced variable rate debt. Additionally, during the third quarter, we entered into a hedge agreement in the form of a zero-cost collar, which will protect against interest rate fluctuations in the LIBOR rate on $150 million of our variable rate debt under our credit facility.  The collar consists of an interest rate ceiling of 4.5% and an interest floor of 1.56% for a term of twenty-four months.  Under this hedge, we will continue to pay interest at prevailing rates plus any spread, as defined by our credit facility, but will be reimbursed for any amounts paid on the LIBOR rate in excess of the ceiling.  Conversely, we will be required to pay the financial institution that originated the collar if the LIBOR rate is less than the 1.56% floor.

          Our fixed rate debt consists primarily of outstanding balances on the senior discount debentures and senior subordinated notes.  Our variable rate debt relates to borrowings under our credit facility and our industrial revenue bonds.  Our variable rate debt is primarily vulnerable to movements in the LIBOR, Prime, Federal Funds and Base CD rates.

          The table below presents principal cash flows and related weighted average interest rates on our long-term debt at October 5, 2002 by expected maturity dates.  Expected maturity dates approximate contract terms.  Fair values included herein have been determined based on quoted market prices.  Weighted average variable rates are based on implied forward rates in the yield curve at October 5, 2002, as adjusted by the limitations of the hedge agreement.  Implied forward rates should not be considered a predictor of actual future interest rates.

	Fiscal 2002	Fiscal 2003	Fiscal 2004	Fiscal 2005	Fiscal 2006	Thereafter	Total	Fair Market Value

	(dollars in thousands)
Long-term debt:
Fixed rate	$—	$—	$—	$—	$—	$440,865	$440,865	$459,380
Weighted average interest rate	—	—	—	—	—	10.8%	10.8%
Variable rate	$10,000	$11,393	$28,890	$31,952	$31,952	$235,297	$349,484	$349,484
Weighted average interest rate	4.3%	4.4%	5.1%	6.3%	6.8%	7.2%	5.6%

ITEM 4.             CONTROLS AND PROCEDURES

          Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required in our periodic reports to the Securities and Exchange Commission is recorded, processed, summarized and reported in a timely and accurate manner.  Subsequent to the date of their evaluation, there were no significant changes in our internal controls or in other factors that could significantly affect the disclosure controls, including any corrective actions with regard to significant deficiencies and material weaknesses.  It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II.   OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS

           Our Western Auto subsidiary, together with other defendants including automobile manufacturers, automotive parts manufacturers and other retailers, has been named as a defendant in lawsuits alleging injury as a result of exposure to asbestos-containing products. We, Discount and Parts America also have been named as defendants in many of these lawsuits. The plaintiffs have alleged that these products were manufactured, distributed and/or sold by the various defendants. To date, these products have included brake and clutch parts and roofing materials. The number of cases in which we or one of our subsidiaries has been named as a defendant has increased in the past year. Many of the cases pending against us or our subsidiaries were filed recently and are in the early stages of litigation. The damages claimed against the defendants in some of these proceedings are substantial. Additionally, some of the automotive parts manufacturers that are named as defendants in these lawsuits have declared bankruptcy, which will limit plaintiffs’ ability to recover monetary damages from those defendants. We believe that we have valid defenses against these claims. We also believe that most of these claims are at least partially covered by insurance. Based on discovery to date, we do not believe the cases currently pending will have a material adverse effect on us. However, if we were to incur an adverse verdict in one or more of these claims and were ordered to pay damages that were not covered by insurance, these claims could have a material adverse affect on our operating results, financial position and liquidity. If the number of claims filed against us or any of our subsidiaries alleging injury as a result of exposure to asbestos-containing products increases substantially, the costs associated with concluding these claims, including damages resulting from any adverse verdicts, could have a material adverse effect on our operating results, financial position and liquidity in future periods.

ITEM 6.                EXHIBITS AND REPORTS ON FORM 8-K

(1)	Exhibits:

	3.1(*)	Restated Certification of Incorporation of Advance Auto Parts, Inc.

	3.2(*)	Bylaws of Advance Auto Parts, Inc.

	99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 fo the Sarbanes-Oxley Act of 2002.

(2)	Reports on Form 8-K.

(a)

Advance Auto Parts, Inc. filed a Current Report on Form 8-K on August 16, 2002, announcing its operating results for the quarter end July 13, 2002 and the certification of its Chief Executive Officer and Chief Financial Officer.

(*)	Filed on August 31, 2001 as an exhibit to Registration Statement on Form S-4 (No. 333-68858) of Advance Auto Parts, Inc.

SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCE AUTO PARTS, INC. a Delaware corporation

November 19, 2002	By:	/s/ JIMMIE L. WADE

Jimmie L. Wade President and Chief Financial Officer (duly authorized officer and principal financial accounting officer)

S-1

CERTIFICATIONS

I, Lawrence P. Castellani, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Advance Auto Parts, Inc.;
2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
	(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and
6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 19, 2002

/s/ LAWRENCE P. CASTELLANI

Lawrence P. Castellani Chief Executive Officer

I, Jimmie L. Wade, certify that:

I have reviewed this quarterly report on Form 10-Q of Advance Auto Parts, Inc.;

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 19, 2002

/s/ JIMMIE L. WADE

Jimmie L. Wade President and Chief Financial Officer