Form 10-Q
period 2003-04-19
ADVANCE AUTO PARTS INC
filed 2003-05-20
CIK 1158449

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 19, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _____________.

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

Yes  ☒     No  ☐

As of May 16, 2003, the registrant had outstanding 36,333,279 shares of Common Stock, par value $0.0001 per share (the only class of common equity of the registrant outstanding).

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES

Sixteen Week Periods Ended April 19, 2003

i

PART I.    FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES

Advance Auto Parts, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

April 19, 2003 and December 28, 2002

(in thousands, except per share data)

Assets	April 19, 2003	December 28, 2002
	(unaudited)
Current assets:
Cash and cash equivalents	$24,738	$13,885
Receivables, net	101,483	102,574
Inventories, net	1,066,366	1,048,803
Other current assets	42,936	20,210

Total current assets	1,235,523	1,185,472
Property and equipment, net of accumulated depreciation of $340,351 and $313,841	716,804	728,432
Assets held for sale	26,394	28,346
Other assets, net	11,130	22,975

	$1,989,851	$1,965,225

Liabilities and Stockholders’ Equity
Current liabilities:
Bank overdrafts	$—	$869
Current portion of long-term debt	20,775	10,690
Accounts payable	520,472	470,740
Accrued expenses	200,508	208,176
Other current liabilities	35,779	32,101

Total current liabilities	777,534	722,576

Long-term debt	660,314	724,832

Other long-term liabilities	65,857	49,461

Commitments and contingencies
Stockholders’ equity:
Preferred stock, nonvoting, $0.0001 par value, 10,000 shares authorized; no shares issued or outstanding	—	—
Common stock, voting, $0.0001 par value, 100,000 shares authorized; 36,331 and 35,735 issued and outstanding	4	4
Additional paid-in capital	622,034	610,195
Stockholder subscription receivables	(263)	(976)
Accumulated comprehensive loss	(395)	(592)
Accumulated deficit	(135,234)	(140,275)

Total stockholders’ equity	486,146	468,356

	$1,989,851	$1,965,225

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

For the Sixteen Week Periods Ended

April 19, 2003 and April 20, 2002

(in thousands, except per share data)

(unaudited)

	Sixteen Week Periods Ended
	April 19, 2003	April 20, 2002
Net sales	$1,033,537	$1,004,087
Cost of sales, including purchasing and warehousing costs	565,728	567,579

Gross profit	467,809	436,508
Selling, general and administrative expenses	389,895	377,589
Expenses associated with merger and integration	3,381	10,565

Operating income	74,533	48,354
Other, net:
Interest expense	(19,567)	(27,598)
Loss on extinguishment of debt	(46,887)	(1,266)
Other income, net	118	273

Total other, net	(66,336)	(28,591)

Income before provision for income taxes	8,197	19,763
Provision for income taxes	3,156	7,667

Net income	$5,041	$12,096

Net income per share:
Basic	$0.14	$0.36
Diluted	0.14	0.34

Average common shares outstanding	35,903	33,833
Dilutive effect of stock options	716	1,289

Average common shares outstanding – assuming dilution	36,619	35,122

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Sixteen Week Periods Ended

April 19, 2003 and April 20, 2002

(in thousands)

(unaudited)

	Sixteen Week Periods Ended
	April 19, 2003	April 20, 2002
Cash flows from operating activities:
Net income	$5,041	$12,096
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,524	27,391
Amortization of deferred debt issuance costs	840	1,362
Amortization of bond discount	3,640	4,157
Compensation for stock issued under the employee stock purchase plan	1,444	—
Loss on disposal of property and equipment, net	65	1,393
Provision for deferred income taxes	3,137	5,415
Tax benefit related to exercise of stock options	315	—
Loss on extinguishment of debt	46,887	1,266
Net decrease (increase) in:
Receivables, net	1,091	(20,652)
Inventories, net	(17,563)	(42,132)
Other assets	(7,948)	(4,288)
Net increase (decrease) in:
Accounts payable	49,732	88,299
Accrued expenses	(1,289)	17,890
Other liabilities	1,588	3,233

Net cash provided by operating activities	117,504	95,430

Cash flows from investing activities:
Purchases of property and equipment	(30,312)	(26,421)
Proceeds from sales of property and equipment	6,933	594

Net cash used in investing activities	(23,379)	(25,827)

Cash flows from financing activities:
Decrease in bank overdrafts	(869)	(34,748)
Early extinguishment of debt	(406,374)	(67,033)
Borrowings under credit facilities	433,600	36,700
Payments on credit facilities	(85,300)	(46,700)
Payment of debt related costs	(36,895)	(2,488)
Repayment of management loans	713	—
Proceeds from issuance of common stock, net of related expenses	—	89,119
Proceeds from exercise of stock options	10,080	1,944
Increase in borrowings secured by trade receivables	1,773	773

Net cash used in financing activities	(83,272)	(22,433)

Net increase in cash and cash equivalents	10,853	47,170
Cash and cash equivalents, beginning of period	13,885	18,117

Cash and cash equivalents, end of period	$24,738	$65,287

Supplemental cash flow information:
Interest paid	$18,959	$27,359
Income tax payments, net	16	660
Non-cash transactions:
Accrued purchases of property and equipment	9,333	7,404
Unrealized gain on hedge arrangements	197	—
Accrued equity issuance costs	—	448

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

For the Sixteen Week Periods Ended April 19, 2003 and April 20, 2002

(in thousands, except per share and per store data)

1.    Basis of Presentation:

The accompanying condensed consolidated financial statements include the accounts of Advance Auto Parts, Inc. and its wholly owned subsidiaries, or the Company. All significant intercompany balances and transactions have been eliminated in consolidation.

The condensed consolidated balance sheet as of April 19, 2003 and the condensed consolidated statements of operations and cash flows for the sixteen week periods ended April 19, 2003 and April 20, 2002, have been prepared by the Company and have not been audited. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial position of the Company, the results of its operations and cash flows have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s consolidated financial statements for the fiscal year ended December 28, 2002.

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

Hedge Activities

In March 2003 and in conjunction with amending the Company’s senior credit facility, the Company entered into two interest rate swap agreements on an aggregate of $125,000 of its variable rate debt. The first swap allows the Company to fix its LIBOR rate at 2.269% thereby limiting its cash flow risk on $75,000 of debt for a term of 36 months. The remaining swap allows the Company to fix its LIBOR rate at 1.79% limiting its cash flow risk on an additional $50,000 of debt for a term of 24 months.

The Company also has a hedge agreement in the form of a zero-cost collar, which protects the Company from interest rate fluctuations in the LIBOR rate on $150,000 of the Company’s variable rate debt under its senior credit facility. The collar consists of an interest rate ceiling at 4.5% and an interest rate floor of 1.56% for a term of twenty-four months. Under this hedge, the Company will continue to pay interest at prevailing rates plus any spread, as defined by the Company’s credit facility, but will be reimbursed for any amounts paid on the LIBOR rate in excess of the ceiling. Conversely, the Company will be required to pay the financial institution that originated the collar if the LIBOR rate is less than the floor.

Advance Auto Parts, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

For the Sixteen Week Periods Ended April 19, 2003 and April 20, 2002

(in thousands, except per share and per store data)

In accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” the fair value of these hedge arrangements is recorded as an asset or liability in the accompanying condensed consolidated balance sheet at April 19, 2003. The Company has assumed no ineffectiveness in these hedges and uses the “matched terms” accounting method as provided by Derivative Implementation Group (“DIG”) Issue No. G20, “Assessing and Measuring the Effectiveness of a Purchased Option Used in a Cash Flow Hedge” for the zero-cost collar, and DIG Issue No. 9, “Assuming No Ineffectiveness When Critical Terms of the Hedging Instrument and the Hedge Transaction Match in a Cash Flow Hedge” for the interest rate swaps. Under this method the Company will include all adjustments to fair value in accumulated comprehensive income (loss) caption of stockholders’ equity on the condensed consolidated balance sheet. The fair value at April 19, 2003 was an unrecognized loss of $395. Any change in fair value of the hedge arrangements is reflected as comprehensive income (loss). Any amounts received or paid under these hedges will be recorded in the statement of operations as earned or incurred. Comprehensive income for the sixteen weeks ended April 19, 2003 and April 20, 2002 is as follows:

	Sixteen Weeks Ended
	April 19, 2003	April 20, 2002
	(unaudited)	(unaudited)
Net income	$5,041	$12,096
Unrealized gain on hedge arrangements	197	—

Comprehensive income	$5,238	$12,096

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 143, “Accounting for Asset Retirement Obligations”. SFAS No. 143 establishes accounting standards for recognition and measurement of an asset retirement obligation and an associated asset retirement cost. This statement applies to all entities that have legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal use of the assets and is effective for fiscal years beginning after June 15, 2002. The Company adopted SFAS No. 143 during the first quarter of 2003 with no impact on its financial position or the results of its operations.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections.” As a result of rescinding FASB Statement No. 4, “Reporting Gains Losses from Extinguishment of Debt,” gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in APB No. 30. This statement also amends FASB Statement No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Additional amendments include changes to other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The Company adopted SFAS No. 145 during the first quarter of fiscal 2003. For the sixteen week periods ended April 19, 2003 and April 20, 2002, the Company recorded losses on the extinguishment of debt of $46,887 and $1,266, respectively.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Cost Associated with Exit or Disposal Activities.” This statement nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain

Advance Auto Parts, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

For the Sixteen Week Periods Ended April 19, 2003 and April 20, 2002

(in thousands, except per share and per store data)

Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This statement requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred instead of at the date an entity commits to an exit plan. The statement is effective for exit and disposal activities entered into after December 31, 2002. The Company adopted SFAS 146 during the first quarter of 2003 and, accordingly, only recognized restructuring provisions for facilities that actually closed during the quarter.

In September 2002 (as subsequently updated in November), the FASB released EITF Issue No. 02-16, “Accounting by a Reseller for Cash Consideration Received from a Vendor.” This EITF addresses how a reseller should account for consideration received from a vendor since EITF Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer” only addresses the accounting treatment from the vendor’s perspective. The consensus is that cash received from a vendor is presumed to be a reduction of the vendor’s products or services and should, therefore, be characterized as a reduction in the cost of sales when recognized in the customer’s income statement, unless a reimbursement of costs is incurred by the customer to sell the vendor’s products, in which case the cash consideration should be characterized as a reduction of that cost when recognized in the customer’s income statement. Additionally, any rebate or refund should also be recognized as a reduction of the cost of sales based on a systematic and rational allocation. The release is effective for fiscal periods beginning after December 15, 2002. The Company’s current accounting policy for vendor incentives meets the requirements of this EITF and therefore the adoption of this release during the first quarter of 2003 had no impact on the Company’s financial position or results of its operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure an amendment of FASB Statement No. 123.” This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation” to allow for alternative methods of transition for a voluntary change to the fair value based method of accounting for stock issued to team members. This statement also amends FASB No. 123 to require disclosure of the accounting method used for valuation in both annual and interim financial statements. This statement permits an entity to recognize compensation expense under the prospective method, modified prospective method or the retroactive restatement method. If an entity elects to adopt this statement, fiscal years beginning after December 15, 2003 must include this change in accounting for stock-based team member compensation. The Company is currently evaluating the effect of voluntarily adopting the fair value provisions of SFAS No. 123 and will elect a transition method if the fair value method is adopted. The Company accounts for its stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” No stock-based employee compensation cost is reflected in net income, due to the exercise price of all options equaling the market price of the underlying stock on the grant date. The following table reflects the impact on net income and earnings per share as if the Company had adopted the fair value method of recognizing compensation costs as prescribed by SFAS No. 123.

Advance Auto Parts, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

For the Sixteen Week Periods Ended April 19, 2003 and April 20, 2002

(in thousands, except per share and per store data)

	April 19, 2003	April 20, 2002
	(unaudited)	(unaudited)
Net income, as reported	$5,041	$12,096
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(851)	(368)

Pro forma net income	$4,190	$11,728

Net income per share:

Basic, as reported	$0.14	$0.36
Basic, pro forma	0.12	0.35
Diluted, as reported	0.14	0.34
Diluted, pro forma	0.11	0.33

In November 2002, the FASB issued Interpretation, or FIN, No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation sets forth expanded disclosure requirements in the financial statements about a guarantor’s obligations under certain guarantees that it has issued. It also clarifies that, under certain circumstances, a guarantor is required to recognize a liability for the fair value of the obligation at the inception of the guarantee. Certain types of guarantees, such as product warranties, guarantees accounted for as derivatives, and guarantees related to parent-subsidiary relationships are excluded from the liability recognition provisions of Interpretation No. 45, however, they are subject to the disclosure requirements. The initial liability recognition provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of Interpretation No. 45 are effective for financial statements for interim or annual periods ending after December 15, 2002. The Company has no guarantees of third party indebtedness and therefore the adoption of the FIN No. 45 during the first quarter of 2003 had no impact on its financial position or results of operations.

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

Reclassifications

Certain 2002 amounts have been reclassified to conform with their 2003 presentation.

Advance Auto Parts, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

For the Sixteen Week Periods Ended April 19, 2003 and April 20, 2002

(in thousands, except per share and per store data)

2.	Restructuring and Closed Store Liabilities:

The Company’s restructuring activities relate to the ongoing analysis of the profitability of store locations and the settlement of restructuring activities undertaken as a result of mergers and acquisitions, including the fiscal 1998 merger with Western Auto Supply Company, or Western, and the fiscal 2001 acquisitions of Carport Auto Parts, Inc., or Carport, and Discount Auto Parts, or Discount. The provision for closed facilities, which are primarily store locations, includes the present value of the remaining lease obligations, reduced by the present value of estimated revenues from subleases, and management’s estimate of future costs of insurance, property tax and common area maintenance. The Company uses discount rates ranging from 5.0% to 7.8%. Expenses associated with the ongoing restructuring program are included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. From time to time these estimates require revisions that affect the amount of the recorded liability. The effect of these changes in estimates is netted with new provisions and included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

Closed Store Liabilities

During the sixteen weeks ended April 19, 2003, the Company closed or relocated the remaining store identified in fiscal 2001 and 12 stores identified in fiscal 2002 as not meeting profitability objectives and decided to close or relocate three additional stores not meeting profitability objectives, all of which were closed or relocated at April 19, 2003.

In connection with the Western merger and the Discount acquisition, the Company assumed the restructuring reserves related to the acquired operations. At April 19, 2003, these restructuring reserves relate primarily to ongoing lease obligations for closed store locations.

A reconciliation of activity with respect to these restructuring accruals is as follows:

Other Exit Costs
Balance, December 28, 2002	$8,892
New provisions	12
Change in estimates	1,170
Reserves utilized	(1,646)

Balance, April 19, 2003 (unaudited)	$8,428

As of April 19, 2003, these accruals represent the current value required for certain facility exit costs, which will be settled over the remaining terms of the underlying lease agreements. All of these reserves are utilized through the settlement of the corresponding liabilities with cash provided by operations and therefore do not affect the Company’s consolidated statement of operations. This liability, along with those associated with mergers and acquisitions, is recorded in accrued expenses (current portion) and other long-term liabilities (long-term portion) in the accompanying condensed consolidated balance sheets.

Restructuring Associated with Mergers and Acquisitions

As a result of the Western merger, the Company established restructuring reserves in connection with the

Advance Auto Parts, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

For the Sixteen Week Periods Ended April 19, 2003 and April 20, 2002

(in thousands, except per share and per store data)

decision to close certain retail stores, to relocate certain Western administrative functions, to exit certain facility leases and to terminate certain team members of Western. Additionally, the Carport acquisition resulted in restructuring reserves for closing certain acquired stores not expected to meet long-term profitability objectives and the termination of certain administrative team members. At April 19, 2003, the remaining liabilities associated with these activities primarily relate to the settlement of facility exit costs.

As of the date of the Discount acquisition, management formalized a plan to close certain Discount Auto Parts stores in overlapping markets or stores not meeting the Company’s profitability objectives, to relocate certain Discount administrative functions to the Company’s headquarters and to terminate certain management, administrative and support team members of Discount. During the sixteen weeks ended April 19, 2003, the Company reduced its liability for other exit costs by $146 as a result of executing lease buyouts or subleases. Additionally, the Company has finalized its plan for termination of Discount team members and expects to terminate the last team members in 2003.

A reconciliation of activity with respect to these restructuring accruals is as follows:

	Severance	Relocation	Other Exit Costs	Total
Balance, December 28, 2002	$1,652	$25	$2,626	$4,303
Change in estimate	—	—	(146)	(146)
Reserves utilized	(338)	(9)	(110)	(457)

Balance, April 19, 2003 (unaudited)	$1,314	$16	$2,370	$3,700

Other exit cost liabilities will be settled over the remaining terms of the underlying lease agreements. All of these reserves are utilized through the settlement of the corresponding liabilities with cash provided by operations and therefore do not affect the Company’s consolidated statement of operations.

3.	Receivables:

Receivables consist of the following:

	April 19, 2003	December 28, 2002
	(unaudited)
Trade:
Wholesale	$18,044	$7,042
Retail	20,324	18,810
Vendor	57,918	67,057
Installment	13,384	15,409
Employees	684	749
Other	1,724	2,472

Total receivables	112,078	111,539
Less – Allowance for doubtful accounts	(10,595)	(8,965)

Receivables, net	$101,483	$102,574

Advance Auto Parts, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

For the Sixteen Week Periods Ended April 19, 2003 and April 20, 2002

(in thousands, except per share and per store data)

4.	Inventories, net:

Inventories are stated at the lower of cost or market. Inventory quantities are tracked through a perpetual inventory system. The Company uses a cycle counting program in all distribution centers, Parts Delivered Quickly warehouses, or PDQs, Local Area Warehouses, or LAWs, and retail stores to ensure the accuracy of the perpetual inventory quantities and establishes reserves for estimated shrink based on historical accuracy of the cycle counting program. Cost is determined using the last-in, first-out (“LIFO”) method. An actual valuation of inventory under the LIFO method can be made only at the end of each fiscal year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must be based on management’s estimates of expected fiscal year-end inventory levels and costs. The Company capitalizes certain purchasing and warehousing costs into inventory. Purchasing and warehousing costs included in inventory at April 19, 2003 and December 28, 2002 were $69,284 and $69,160, respectively. The nature of the Company’s inventory is such that the risk of obsolescence is minimal. In addition, the Company has historically been able to return excess items to the vendor for credit. The Company provides reserves where less than full credit will be received for such returns and where the Company anticipates that items will be sold at retail for prices that are less than recorded cost. Inventories consist of the following:

	April 19, 2003	December 28, 2002
	(unaudited)
Inventories at FIFO	$1,002,563	$988,856
Adjustments to state inventories at LIFO	63,803	59,947

Inventories at LIFO	$1,066,366	$1,048,803

Replacement cost approximated FIFO cost at April 19, 2003 and December 28, 2002.

Advance Auto Parts, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

For the Sixteen Week Periods Ended April 19, 2003 and April 20, 2002

(in thousands, except per share and per store data)

5.	Long-term Debt:

Long-term debt consists of the following:

	April 19, 2003	December 28, 2002
Senior Debt:	(unaudited)

Tranche A, Senior Secured Term Loan at variable interest rates (4.13% at April 19, 2003), due November 2006	$82,989	$82,989
Tranche A-1, Senior Secured Term Loan at variable interest rates (4.06% at April 19, 2003), due November 2006	75,000
Tranche C, Senior Secured Term Loan at variable interest rates (4.18% at April 19, 2003), due November 2007	248,100	248,099
Tranche C-1, Senior Secured Term Loan at variable interest rates (4.06% at April 19, 2003), due November 2007	275,000
Revolving facility at variable interest rates (4.13% at April 19, 2003), due November 2006	—	1,700

Subordinated Debt:

Senior subordinated notes payable, interest due semi-annually at 10.25%, due April 2008 (redeemed April 2003)	—	151,450
Senior subordinated notes payable, interest due semi-annually at 10.25%, due April 2008, face amount of $174,365 less unamortized discount of $10,912 at December 28, 2002 (redeemed April 2003)	—	163,453
Senior discount debentures, interest at 12.875%, due April 2009, face amount of $91,050 less unamortized discount of $3,219 at December 28, 2002 (redeemed April 2003)	—	87,831

	681,089	735,522
Less: Current portion of long-term debt	(20,775)	(10,690)

Long-term debt, excluding current portion	$660,314	$724,832

In March 2003, the Company amended its senior credit facility to add incremental facilities of $350,000 in the form of a tranche A-1 term loan facility of $75,000 and a tranche C-1 term loan facility of $275,000. These incremental borrowings were used to complete the redemption of all the Company’s currently outstanding senior subordinated notes and senior discount debentures on April 15, 2003. In conjunction with the extinguishment of this debt, the Company wrote off deferred financing costs in accordance with Emerging Issues Task Force Issue No. 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments”. The write-off of these costs combined with the accretion of the discounts and related premiums paid on the repurchase of the senior subordinated notes and senior discount debentures resulted in a loss on extinguishment of debt of $46,887 for the sixteen weeks ended April 19, 2003. At April 19, 2003, the credit facility provided for (1) $681,089 in term loans (as detailed above) and (2) $160,000 under a revolving credit facility (which provides for the issuance of letters of credit with a sublimit of $35,000). As of April 19, 2003, the Company had $23,148 in letters of credit outstanding, which reduced availability under the credit facility to $136,852.

Advance Auto Parts, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

For the Sixteen Week Periods Ended April 19, 2003 and April 20, 2002

(in thousands, except per share and per store data)

The senior credit facility contains covenants restricting the ability of the Company and its subsidiaries to, among other things, (1) pay cash dividends on any class of capital stock or make any payment to purchase, redeem, retire, acquire, cancel or terminate capital stock, (2) prepay, redeem, retire, acquire, cancel or terminate debt, (3) incur liens or engage in sale-leaseback transactions, (4) make loans, investments, advances or guarantees, (5) incur additional debt (including hedging arrangements), (6) make capital expenditures, (7) engage in mergers, acquisitions and asset sales, (8) engage in transactions with affiliates, (9) enter into any agreement which restricts the ability to create or permit liens on its property or assets or the ability of subsidiaries to pay dividends or make payments on advances or loans to subsidiaries, (10) change the nature of the Company’s business and the business conducted by its subsidiaries, (11) change the passive holding company status of Advance and (12) amend existing debt agreements or the Company’s certificate of incorporation, by-laws or other organizational documents. The Company is required to comply with financial covenants with respect to limits on annual capital expenditures, a maximum leverage ratio, a minimum interest coverage ratio, a minimum current assets to funded senior debt ratio and a maximum senior leverage ratio. The Company was in compliance with the above covenants under the credit facility at April 19, 2003.

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

6.    Segment and Related Information:

The Company has the following operating segments: Advance, Retail and Wholesale. Advance has no operations but holds certain assets and liabilities. Retail consists of the retail operations of the Company, operating under the trade names “Advance Auto Parts”, “Advance Discount Auto Parts” and “Discount Auto Parts” in the United States and “Western Auto” primarily in Puerto Rico and the Virgin Islands. Wholesale consists of the wholesale operations, including distribution services to independent dealers and franchisees primarily operating under the “Western Auto” trade name.

	Sixteen Week Periods Ended
April 19, 2003 (unaudited)	Advance	Retail	Wholesale	Eliminations	Totals

Net sales	$—	$1,005,968	$27,569	$—	$1,033,537
Income before provision for income taxes	(10,339)	17,691	845	—	8,197
Segment assets (a)	16,593	1,959,469	29,031	(15,242)	1,989,851

April 20, 2002 (unaudited)	Advance	Retail	Wholesale	Eliminations	Totals

Net sales	$—	$967,316	$36,771	$—	$1,004,087
Income before provision for income taxes	(3,785)	22,586	962	—	19,763
Segment assets (a)	15,477	2,004,560	46,198	(17,031)	2,049,204

(a)	Excludes investment in and equity in net earnings or losses of subsidiaries.

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

Although we believe that our plans, intentions and expectations as reflected in or suggested by those forward-looking statements are reasonable, we can give no assurance that the plans, intentions or expectations will be achieved. Listed below and discussed elsewhere in our annual report on Form 10-K for the year ended December 28, 2002 are some important risks, uncertainties and contingencies which could cause our actual results, performances or achievements to be materially different from the forward-looking statements made in this Form 10-Q. These risks, uncertainties and contingencies include, but are not limited to, the following:

•	our ability to expand our business;
•	the implementation of our business strategies and goals;
•	integration of our previous and future acquisitions;
•	a decrease in demand for our products;
•	competitive pricing and other competitive pressures;
•	our relationships with our vendors;
•	our involvement as a defendant in litigation or incurrence of judgments, fines or legal costs;
•	deterioration in general economic conditions;
•	our ability to meet debt obligations and adhere to the restrictions and covenants imposed under our senior credit facility; and
•	our critical accounting policies.

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

At April 19, 2003, we had 2,024 stores operating under the “Advance Auto Parts” trade name, in 37 states in the Northeastern, Southeastern and Midwestern regions of the United States. Additionally, we operated 92 stores under the “Advance Discount Auto Parts” trade name and 303 stores operating under the “Discount Auto Parts” trade name in Florida. We also had 37 stores operating under the “Western Auto” trade name primarily located in Puerto Rico and the Virgin Islands. We operate in the United States automotive aftermarket industry, which includes replacement parts (excluding tires), accessories, maintenance items, batteries and automotive chemicals for cars and light trucks (pick-ups, vans, minivans and sport utility vehicles). We are the second largest specialty retailer of automotive parts, accessories and maintenance items to do-it-yourself, or DIY, customers in the United States, based on store count and sales. We are currently the largest specialty retailer of automotive products in the majority of the states in which we operate, based on store count.

Our combined operations are conducted in two operating segments, retail and wholesale. The retail segment consists of our retail operations operating under the trade names “Advance Auto Parts”, “Advance Discount Auto Parts” and “Discount Auto Parts” in the United States and “Western Auto” primarily located in Puerto Rico and the Virgin Islands. Our wholesale segment includes a wholesale distribution network which provides distribution services of automotive parts, accessories and specialty items to approximately 390 independently owned dealer stores in 43 states primarily operating under the “Western Auto” trade name.

Critical Accounting Policies

There have been no changes in our critical accounting policies since our fiscal year ended December 28, 2002. For a complete discussion regarding our critical accounting policies, refer to our annual report on Form 10-K for the fiscal year ended December 28, 2002.

Components of Statement of Operations

Net Sales

Net sales consist primarily of comparable store sales, new store net sales, service net sales, net sales to the wholesale dealer network and finance charges on installment sales. Comparable store sales is calculated based on the change in net sales starting once a store has been opened for 13 complete accounting periods (each period represents four weeks). Relocations are included in comparable store sales from the original date of opening. Stores acquired in the Discount acquisition were included in the comparable stores sales calculation beginning in December 2002, which was 13 complete accounting periods after the acquisition date of November 28, 2001. We do not include net sales from the 37 Western Auto retail stores in the comparable store sales calculation as a result of their unique product offerings, including specialty merchandise and service.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses are comprised of store payroll, store occupancy (including rent), net advertising expenses, other store expenses and general and administrative expenses, including salaries and related benefits of corporate team members, administrative office expenses, data processing, professional expenses and other related expenses including non-recurring expenses associated with merger and integration. We lease a significant portion of our stores.

Results of Operations

The following table sets forth our operating data expressed as a percentage of net sales for the periods indicated.

	Sixteen Week Periods Ended (unaudited)
	April 19, 2003	April 20, 2002
Net sales	100.0%	100.0%
Cost of sales	54.7	56.5

Gross profit	45.3	43.5
Selling, general and administrative expenses	38.1	38.7

Operating income	7.2	4.8
Interest expense	(1.9)	(2.8)
Loss on extinguishment of debt	(4.5)	(0.1)
Other income, net	0.0	0.0
Provision for income taxes	0.3	0.8

Net income	0.5%	1.1%

Sixteen Weeks Ended April 19, 2003 Compared to Sixteen Weeks Ended April 20, 2002

Net sales for the sixteen weeks ended April 19, 2003 were $1,033.5 million, an increase of $29.5 million, or 2.9%, over net sales for the sixteen weeks ended April 20, 2002. Net sales for the retail segment increased $38.7 million, or 4.0%, to $1,006.0 million. The net sales increase for the retail segment was due to an increase in the comparable store sales of 1.1% and contributions from new stores opened within the last year. The comparable store sales increase was a result of growth in both the DIY and DIFM market segments, as well as the continued maturation of new stores. Net sales for the wholesale segment decreased $9.2 million, as expected, due to the decline in the number of dealer stores we serviced and lower average sales to each dealer.

During the sixteen weeks ended April 19, 2003, we opened 33 new stores, relocated 12 stores and closed 12 stores, bringing the total number of retail stores to 2,456. As of April 19, 2003, we had 1,467 stores participating in our commercial delivery program, as a result of adding 56 net programs during the sixteen weeks ended April 19, 2003.

Gross profit for the sixteen weeks ended April 19, 2003 was $467.8 million, or 45.3% of net sales, as compared to $436.5 million, or 43.5% of net sales, for the sixteen weeks ended April 20, 2002. The increase in gross profit as a percentage of sales reflected benefits realized from our category management initiatives and the continued leveraging of our logistics costs. The gross profit for the retail segment was $464.0 million, or 46.1% of net sales, for the sixteen weeks ended April 19, 2003, as compared to $431.2 million, or 44.6% of net sales, for the sixteen weeks ended April 20, 2002.

Selling, general and administrative expenses increased to $393.3 million, or 38.1% of net sales, for the sixteen weeks ended April 19, 2003, from $388.2 million, or 38.7% of net sales, for the sixteen weeks ended April 20, 2002. The decrease in selling, general and administrative expenses is primarily a result of the decline in merger and integration expenses related to the integration of Discount to $3.4 million, or 0.3% of net sales, for the sixteen weeks ended April 19, 2003, from $10.6 million, or 1.1% of net sales, for the sixteen weeks ended April 20, 2002. These integration expenses are related to, among other things, overlapping administrative functions and store conversion expenses.

Interest expense for the sixteen weeks ended April 19, 2003 was $19.6 million, or 1.9% of net sales, as compared to $27.6 million, or 2.8% of net sales, for the sixteen weeks ended April 20, 2002. Interest expense reflects the overall decrease in borrowings coupled with more favorable interest rates during the sixteen weeks ended

April 19, 2003, as compared to the sixteen weeks ended April 20, 2002.

During the sixteen weeks ended April 19, 2003, we recorded $46.9 million in a loss on extinguishment of debt. This loss reflects the write-off of deferred loan costs and premiums paid to repurchase and retire our senior subordinated notes and senior discount debentures during the first quarter. Additionally, this loss includes the financing costs associated with amending our senior credit facility to add incremental borrowings of $350 million to execute the bond redemption.

Income tax expense for the sixteen weeks ended April 19, 2003 was $3.2 million, as compared to $7.7 million for the sixteen weeks ended April 20, 2002. Our effective income tax rate decreased to 38.5% for the sixteen weeks ended April 19, 2003, from 38.8% for the sixteen weeks ended April 20, 2002.

We recorded net income of $5.0 million, or $0.14 per diluted share, for the sixteen weeks ended April 19, 2003, as compared to $12.1 million, or $0.34 per diluted share, for the sixteen weeks ended April 20, 2002. As a percentage of net sales, net income for the sixteen weeks ended April 19, 2003 was 0.5%, as compared to 1.1% for the sixteen weeks ended April 20, 2002. The effect of the above merger and integration and loss on extinguishment of debt on net income is $30.9 million, or $0.84 per diluted share, for the sixteen weeks ended April 19, 2003 and $7.2 million, or $0.21 per diluted share, for the sixteen weeks ended April 20, 2002.

Liquidity and Capital Resources

At April 19, 2003, we had outstanding indebtedness consisting of borrowings of $681.1 million under our senior credit facility. Additionally, we had $23.1 million in letters of credit outstanding, which reduced our availability under the revolving credit facility to $136.9 million.

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

Our future capital requirements will depend on the number of new stores we open or acquire and the timing of those openings or acquisitions within a given year. We anticipate adding approximately 125 stores during fiscal 2003 through new store openings and selective acquisitions, of which 33 had been added as of April 19, 2003.

Historically, we have negotiated extended payment terms from suppliers that help finance inventory growth, and we believe that we will be able to continue financing much of our inventory growth through such extended payment terms. We anticipate that inventory levels will continue to increase primarily as a result of new store openings.

Our capital expenditures were $30.3 million for the sixteen weeks ended April 19, 2003. These amounts related to the new store openings, the upgrade of our information systems and remodels and relocations of existing stores, including our conversion of Discount stores. During the remainder of 2003, we anticipate that our capital expenditures will be approximately $64.7 million.

As part of normal operations, we continually monitor store performance, which results in our closing or relocating certain store locations that do not meet profitability objectives. During the first quarter of 2003, we closed or relocated the remaining store identified in fiscal 2001 and 12 stores identified in fiscal 2002 as not meeting profitability objectives and decided to close or relocate three additional stores that did not meet profitability objectives, all of which were closed or relocated at April 19, 2003.

Our recent acquisitions have resulted in restructuring reserves recorded in purchase accounting for the closure of certain stores, severance and relocation costs and other facility exit costs. In addition, we assumed certain restructuring and deferred compensation liabilities previously recorded by Western and Discount. At April 19, 2003, the restructuring reserves had a remaining balance of $12.1 million, of which $5.5 million is recorded as a current liability. Additionally, at April 19, 2003, the total liability for the deferred compensation plans was $3.5 million, of which $1.4 million, is recorded as a current liability. The classification for deferred compensation is determined by payment terms elected by plan participants, primarily former Western team members, which can be changed upon 12 months’ notice. These reserves are utilized through the settlement of the corresponding liabilities with cash provided by operations and therefore do not affect our consolidated statement of operations.

We provide certain health care and life insurance benefits for eligible retired team members through our postretirement plan. Our accrued benefit cost related to this plan was $18.6 million and $19.1 million at April 19, 2003 and December 28, 2002, respectively. The plan has no assets and is funded on a cash basis as benefits are paid/incurred. The discount rate that we utilize for determining our postretirement benefit obligation is actuarily determined. The discount rate utilized at December 28, 2002 was 6.75%, and remains unchanged through the sixteen weeks ended April 19, 2003. We reserve the right to change or terminate the benefits or contributions at any time. We also continue to evaluate ways in which we can better manage these benefits and control costs. Any changes in the plan or revisions to assumptions that affect the amount of expected future benefits may have a significant impact on the amount of the reported obligation and annual expense.

We expect that funds provided from operations and available borrowings of approximately $136.9 million under our revolving credit facility at April 19, 2003, will provide sufficient funds to operate our business, make expected capital expenditures of approximately $95.0 million in 2003, finance our restructuring activities and fund future debt service on our credit facility over the next 12 months.

For the sixteen weeks ended April 19, 2003, net cash provided by operating activities was $117.5 million. Of this amount, $5.0 million was provided by net income and $27.5 million was provided as a result of a net decrease in working capital and other long-term assets and liabilities. Significant non-cash items added back for operating cash purposes include depreciation and amortization of $30.5 million, amortization of bond discounts and deferred debt issuance costs of $4.5 million, provision for deferred income taxes of $3.1 million and loss on extinguishment of debt of $46.9. Net cash used for investing activities was $23.4 million and was comprised primarily of capital expenditures. Net cash used in financing activities was $83.3 million and was comprised primarily of a $58.1 million decrease in our net borrowings, $36.9 million of expenses to complete the redemption of our senior subordinated notes and senior discount debentures in April 2003, offset by proceeds from the exercise of stock options of $10.1 million.

Our future contractual obligations related to long-term debt and operating leases at April 19, 2003 were as follows:

Contractual Obligations at April 19, 2003	Total	Fiscal 2003	Fiscal 2004	Fiscal 2005	Fiscal 2006	Fiscal 2007	Thereafter

Long-term Debt	$681,089	$20,775	$52,310	$57,709	$57,709	$492,586	$—
Operating Leases	$915,325	$120,062	$135,177	$118,153	$100,510	$85,733	$355,690

Long Term Debt

In March 2003, we amended our senior credit facility to add incremental facilities of $350 million in the form of a tranche A-1 term loan facility of $75 million and a tranche C-1 term loan facility of $275 million. These incremental borrowings were used to complete the redemption of all our outstanding senior subordinated notes and senior discount debentures on April 15, 2003. At April 19, 2003, our credit facility consisted of (1) a tranche A term loan facility with a balance of approximately $83.0 million, a tranche A-1 term loan facility with a balance of $75 million, a tranche C term loan facility with a balance of approximately $248.1 million and a tranche C-1 term loan facility with a balance of $275 million, and (2) a $160 million revolving credit facility (which provides for the issuance of letters of credit with a sublimit of $35 million). As of April 19, 2003, we had $23.1 million in letters of credit outstanding, which reduced availability under the credit facility to $136.9 million.

The credit facility contains covenants restricting our ability and the ability of our subsidiaries to, among others things, (i) pay cash dividends on any class of capital stock or make any payment to purchase, redeem, retire, acquire, cancel or terminate capital stock, (ii) prepay, redeem, retire, acquire, cancel or terminate debt, (iii) incur liens or engage in sale-leaseback transactions, (iv) make loans, investments, advances or guarantees, (v) incur additional debt (including hedging arrangements), (vi) make capital expenditures, (vii) engage in mergers, acquisitions and asset sales, (viii) engage in transactions with affiliates, (ix) enter into any agreement which restricts the ability to create or permit liens on its property or assets or the ability of subsidiaries to pay dividends or make payments on advances or loans to subsidiaries, (x) change the nature of the business conducted by us and our subsidiaries, (xi) change our passive holding company status and (xii) amend existing debt agreements or our certificate of incorporation, by-laws or other organizational documents. We are also required to comply with financial covenants in the credit facility with respect to (a) limits on annual aggregate capital expenditures, (b) a maximum leverage ratio, (c) a minimum interest coverage ratio, (d) a ratio of current assets to funded senior debt and (e) a maximum senior leverage ratio. We were in compliance with the above covenants under the credit facility at April 19, 2003. For additional information regarding our credit facility, refer to our annual report on Form 10-K filed March 27, 2003.

Seasonality

Our business is somewhat seasonal in nature, with the highest sales occurring in the spring and summer months. In addition, our business can be affected by weather conditions. While unusually heavy precipitation tends to soften sales as elective maintenance is deferred during such periods, extremely hot and cold weather tends to enhance sales by causing parts to fail.

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 143, “Accounting for Asset Retirement Obligations”. SFAS No. 143 establishes accounting standards for recognition and measurement of an asset retirement obligation and an associated asset retirement cost. This statement applies to all entities that have legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal use of the assets and is effective for fiscal years beginning after June 15, 2002. The Company adopted SFAS 143 during the first quarter of 2003 with no impact on its financial position or the results of its operations.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections.” As a result of rescinding FASB Statement No. 4, “Reporting Gains Losses from Extinguishment of Debt,” gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in APB No. 30. This statement also amends FASB Statement No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Additional amendments include changes to other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The Company adopted SFAS No. 145 during the first quarter of fiscal 2003. For the sixteen week periods ended April 19, 2003 and April 20, 2002, the Company recorded losses on the extinguishment of debt of $46.9 million and $1.3 million, respectively.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Cost Associated with Exit or Disposal Activities.” This statement nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This statement requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred instead of at the date an entity commits to an exit plan. The statement is effective for exit and disposal activities entered into after December 31, 2002. The Company adopted SFAS 146 during the first quarter of 2003 and, accordingly, only recognized restructuring provisions for facilities that actually closed during the first quarter.

In September 2002 (as subsequently updated in November), the FASB released EITF Issue No. 02-16, “Accounting by a Reseller for Cash Consideration Received from a Vendor.” This EITF addresses how a reseller should account for consideration received from a vendor since EITF Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer” only addresses the accounting treatment from the vendor’s perspective. The consensus is that cash received from a vendor is presumed to be a reduction of the vendor’s products or services and should, therefore, be characterized as a reduction in the cost of sales when recognized in the customer’s income statement, unless a reimbursement of costs is incurred by the customer to sell the vendor’s products, in which case the cash consideration should be characterized as a reduction of that cost when recognized in the customer’s income statement. Additionally, any rebate or refund should also be recognized as a reduction of the cost of sales based on a systematic and rational allocation. The release is effective for fiscal periods beginning after December 15, 2002. The Company’s current accounting policy for vendor incentives meets the requirements of this EITF and therefore the adoption of this release during the first quarter of 2003 had no impact on the Company’s financial position or results of its operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure an amendment of FASB Statement No. 123.” This statement amends SFAS 123, “Accounting for Stock-Based Compensation” to allow for alternative methods of transition for a voluntary change to the fair value based method of accounting for stock issued to team members. This statement also amends FASB No. 123 to require disclosure of the accounting method used for valuation in both annual and interim financial statements. This statement permits an entity to recognize compensation expense under the prospective method, modified prospective method or the retroactive restatement method. If an entity elects to adopt this statement, fiscal years beginning after December 15, 2003 must include this change in accounting for stock-based team member compensation. The Company is currently evaluating the effect of voluntarily adopting the fair value provisions of SFAS No. 123 and will elect a transition method if the fair value method is adopted (see the accompanying notes to condensed consolidated financial statements for proforma disclosure under this statement).

In November 2002, the FASB issued Interpretation, or FIN, No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation sets forth expanded disclosure requirements in the financial statements about a guarantor’s obligations under certain guarantees that it has issued. It also clarifies that, under certain circumstances, a guarantor is required to recognize a liability for the fair value of the obligation at the inception of the guarantee. Certain types of guarantees, such as product warranties, guarantees accounted for as derivatives, and guarantees related to parent-subsidiary relationships are excluded from the liability recognition provisions of Interpretation No. 45, however, they are subject to the disclosure requirements. The initial liability recognition provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of Interpretation No. 45 are effective for financial statements for interim or annual periods ending after December 15, 2002. The Company has no guarantees of third party indebtedness and therefore the adoption of the FIN No. 45 during the first quarter of 2003 had no impact on its financial position or results of operations.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We are exposed to cash flow risk due to changes in interest rates with respect to our long-term debt. While we cannot predict the impact that interest rate movements will have on our debt, exposure to rate changes is managed through the use of variable rate debt and hedging activities. Our variable rate debt is primarily vulnerable to movements in the LIBOR, Prime, Federal Funds and Base CD rates. Our future exposure to interest rate risk increased during the sixteen weeks ended April 19, 2003 due to the redemption of our fixed rate bonds and the addition of variable rate debt, all offset by decreased interest rates.

Additionally, in March 2003 and in conjunction with the restatement and amending of the senior credit facility, we entered into two interest rate swap agreements on an aggregate of $125 million of our variable rate debt. The first swap allows us to fix our LIBOR rate at 2.269%, thereby limiting our cash flow risk on $75 million of debt for a term of 36 months. The remaining swap allows us to fix our LIBOR rate at 1.79% limiting our cash flow risk on an additional $50 million of debt for a term of 24 months.

We also have a hedge agreement in the form of a zero-cost collar, which will protect against interest rate fluctuations in the LIBOR rate on $150 million of our variable rate debt under our credit facility. The collar consists of an interest rate ceiling of 4.5% and an interest floor of 1.56% for a term of twenty-four months. Under this hedge, we will continue to pay interest at prevailing rates plus any spread, as defined by our credit facility, but will be reimbursed for any amounts paid on the LIBOR rate in excess of the ceiling. Conversely, we will be required to pay the financial institution that originated the collar if the LIBOR rate is less than the 1.56% floor.

The table below presents principle cash flows and related weighted average interest rates on our long-term debt that we had outstanding at April 19, 2003 by expected maturity dates. Expected maturity dates approximate contract terms. Weighted average variable rates are based on implied forward rates in the yield curve at April 19, 2003, as adjusted by the limitations of the hedge agreement. Implied forward rates should not be considered a predictor of actual future interest rates.

	Fiscal 2003	Fiscal 2004	Fiscal 2005	Fiscal 2006	Fiscal 2007	Total
Long-term debt:	(dollars in thousands)

Variable rate	$20,775	$52,310	$57,709	$57,709	$492,586	$681,089
Weighted average interest rate	4.1%	4.6%	5.7%	6.8%	7.3%	5.4%

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

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

On April 11, 2003, we issued and sold 250,000 shares of our common stock to each of Nicholas F. Taubman and the Arthur Taubman Trust dated July 13, 1964, at an exercise price of $18.00 per share, as a result of the exercise of options to purchase common stock. We received proceeds of $9,000,000 from the exercise of these stock options. The issuance was exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits:

3.1(1)	Restated Certification of Incorporation of Advance Auto Parts, Inc.

3.2(1)	Bylaws of Advance Auto Parts, Inc.

4.1(2)

Amended and Restated Stockholders’ Agreement dated as of November 2, 1998, as amended, among FS Equity Partners IV, L.P., Ripplewood Partners, L.P., Ripplewood Advance Auto Parts Employee Fund I L.L.C., Nicholas F. Taubman, Arthur Taubman Trust dated July 13, 1964, WA Holding Co. and Advance Auto Parts, Inc., as successor in interest to Advance Holding Corporation (including the Terms of the Registration Rights of the Common Stock).

99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

(b)    Reports on Form 8-K. No reports on Form 8-K were filed during the quarter for which this report is filed.

(1)	Filed on August 31, 2001 as an exhibit to Registration Statement on Form S-4 (No. 333-68858) of Advance Auto Parts, Inc.
(2)	Filed on February 6, 2002 as an exhibit to Registration Statement on Form S-1 (No. 333-82298) of Advance Auto Parts, Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCE AUTO PARTS, INC.

May 20, 2003	By:	/s/ JIMMIE L. WADE
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

Date:  May 20, 2003

/s/    LAWRENCE P. CASTELLANI

Lawrence P. Castellani

Chairman of the Board of Directors and

Chief Executive Officer

I, Jimmie L. Wade, certify that:

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

Date:  May 20, 2003

/s/    JIMMIE L. WADE

Jimmie L. Wade

President and Chief Financial Officer