Form 10-Q
period 2003-07-12
ADVANCE AUTO PARTS INC
filed 2003-08-15
CIK 1158449

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES          EXCHANGE ACT OF 1934

For the quarterly period ended July 12, 2003

OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

Yes [X] No [ ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [X] No [ ]

        As of August 12, 2003, the registrant had outstanding 36,697,965 shares of Common Stock, par value $0.0001 per share (the only class of common equity of the registrant outstanding).

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
Twelve and Twenty-Eight Week Periods Ended July 12, 2003
TABLE OF CONTENTS
Page
PART I.	FINANCIAL INFORMATION

PART II.	OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders	22
Item 6.	Exhibits and Reports on Form 8-K	22
	(a) Exhibits	22
	(b) Reports on Form 8-K	22

SIGNATURE	S-1

i

PART I.    FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
July 12, 2003 and December 28, 2002
(in thousands, except per share data)

Assets	July 12, 2003	December 28, 2002
	(unaudited)
Current assets:
Cash and cash equivalents	$46,074	$13,885
Receivables, net	93,350	102,574
Inventories, net	1,079,884	1,048,803
Other current assets	34,664	20,210

Total current assets	1,253,972	1,185,472
Property and equipment, net of accumulated depreciation of $359,280 and $313,841	711,222	728,432
Assets held for sale	24,897	28,346
Other assets, net	11,997	22,975

	$2,002,088	$1,965,225

Liabilities and Stockholders' Equity
Current liabilities:
Bank overdrafts	$14,372	$869
Current portion of long-term debt	4,577	10,690
Accounts payable	591,827	470,740
Accrued expenses	207,055	208,176
Other current liabilities	44,068	32,101

Total current liabilities	861,899	722,576

Long-term debt	531,512	724,832

Other long-term liabilities	67,698	49,461

Commitments and contingencies
Stockholders' equity:
Preferred stock, nonvoting, $0.0001 par value, 10,000 shares authorized; no shares issued or outstanding	–	–
Common stock, voting, $0.0001 par value, 100,000 shares authorized;
36,686 and 35,735 issued and outstanding	4	4
Additional paid-in capital	635,088	610,195
Stockholder subscription receivables	(58)	(976)
Accumulated other comprehensive loss	(2,279)	(592)
Accumulated deficit	(91,776)	(140,275)

Total stockholders' equity	540,979	468,356

	$2,002,088	$1,965,225

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
For the Twelve and Twenty-Eight Week Periods Ended
July 12, 2003 and July 13, 2002
(in thousands, except per share data)
(unaudited)

	Twelve Week Periods Ended		Twenty-Eight Week Periods Ended

	July 12, 2003	July 13, 2002	July 12, 2003	July 13, 2002

Net sales	$839,168	$792,717	$1,872,705	$1,796,804
Cost of sales, including purchasing and warehousing costs	457,881	443,703	1,023,609	1,011,282

Gross profit	381,287	349,014	849,096	785,522
Selling, general and administrative expenses	300,420	284,135	690,315	661,724
Expenses associated with merger and integration	2,890	7,629	6,271	18,194

Operating income	77,977	57,250	152,510	105,604
Other, net:
Interest expense	(7,182)	(19,120)	(26,749)	(46,718)
Loss on extinguishment of debt	(254)	(12,458)	(47,141)	(13,724)
Other income, net	121	377	239	650

Total other, net	(7,315)	(31,201)	(73,651)	(59,792)

Income before provision for income taxes	70,662	26,049	78,859	45,812
Provision for income taxes	27,204	10,108	30,360	17,775

Net income	$43,458	$15,941	$48,499	$28,037

Net income per share:
Basic	$1.19	$0.45	$1.34	$0.81
Diluted	1.16	0.44	1.31	0.79
Average common shares outstanding	36,546	35,386	36,178	34,498
Dilutive effect of stock options	869	1,156	782	1,212

Average common shares outstanding - assuming dilution	37,415	36,542	36,960	35,710

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the Twenty-Eight Week Periods Ended
July 12, 2003 and July 13, 2002
(in thousands)
(unaudited)

	Twenty-Eight Week Periods Ended

	July 12, 2003	July 13, 2002

Cash flows from operating activities:
Net income	$48,499	$28,037
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	53,807	48,983
Amortization of deferred debt issuance costs	1,049	2,193
Amortization of bond discount	3,640	7,296
Compensation for stock issued under the employee stock purchase plan	2,092	–
(Gain) loss on disposal of property and equipment, net	(16)	1,310
Provision for deferred income taxes	30,142	17,706
Tax benefit related to exercise of stock options	3,977	4,965
Loss on extinguishment of debt	47,141	13,724
Net decrease (increase) in:
Receivables, net	9,224	(24,397)
Inventories, net	(31,081)	(101,427)
Other assets	(18,609)	(18,005)
Net increase (decrease) in:
Accounts payable	121,087	156,078
Accrued expenses	6,687	40,589
Other liabilities	(1,707)	4,852

Net cash provided by operating activities	275,932	181,904

Cash flows from investing activities:
Purchases of property and equipment	(50,595)	(46,638)
Proceeds from sales of property and equipment	8,974	9,410

Net cash used in investing activities	(41,621)	(37,228)

Cash flows from financing activities:
Increase (decrease) in bank overdrafts	13,503	(34,748)
Early extinguishment of debt	(551,374)	(429,214)
Borrowings under credit facilities	433,600	286,700
Payments on credit facilities	(85,300)	(46,700)
Payment of debt related costs	(36,895)	(8,098)
Repayment of management loans	918	576
Proceeds from issuance of common stock, net of related expenses	–	88,695
Proceeds from exercise of stock options	18,824	16,089
Increase in borrowings secured by trade receivables	4,602	3,451

Net cash used in financing activities	(202,122)	(123,249)

Net increase in cash and cash equivalents	32,189	21,427
Cash and cash equivalents, beginning of period	13,885	18,117

Cash and cash equivalents, end of period	$46,074	$39,544

Supplemental cash flow information:
Interest paid	$24,960	$35,025
Income tax payments, net	57	133
Non-cash transactions:
Accrued purchases of property and equipment	7,892	7,816
Unrealized loss on hedge arrangements	1,687	–
Accrued equity issuance costs	–	42

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Twenty-Eight Week Periods Ended
July 12, 2003 and July 13, 2002
(in thousands, except per share and per store data)

1.    Basis of Presentation:

        The accompanying condensed consolidated financial statements include the accounts of Advance Auto Parts, Inc. and its wholly owned subsidiaries, or the Company. All significant intercompany balances and transactions have been eliminated in consolidation.

        The condensed consolidated balance sheet as of July 12, 2003, the condensed consolidated statements of operations for the twelve and twenty-eight week periods ended July 12, 2003 and July 13, 2002 and the condensed consolidated statements of cash flows for the twenty-eight week periods ended July 12, 2003 and July 13, 2002 have been prepared by the Company and have not been audited. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial position of the Company, the results of its operations and cash flows have been made.

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

        The results of operations for the interim periods are not necessarily indicative of the operating results to be expected for the full fiscal year.

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

        Hedge Activities

        In March 2003, the Company entered into two interest rate swap agreements on an aggregate of $125,000 of its variable rate debt. The first swap allows the Company to fix its LIBOR rate at 2.269% on $75,000 of debt for a term of 36 months. The second swap allows the Company to fix its LIBOR rate at 1.79% on an additional $50,000 of debt for a term of 24 months.

        In September 2002, the Company entered into a hedge agreement in the form of a zero-cost collar, which protects the Company from interest rate fluctuations in the LIBOR rate on $150,000 of its variable rate debt under its senior credit facility. The collar consists of an interest rate ceiling at 4.5% and an interest rate floor of 1.56% for a term of 24 months. Under this hedge, the Company will continue to pay interest at prevailing rates plus any spread, as defined by the Company’s credit facility, but will be reimbursed for any amounts paid on the LIBOR rate in excess of the ceiling. Conversely, the Company will be required to pay the financial institution that originated the collar if the LIBOR rate is less than the floor.

        In accordance with Statement of Financial Accounting Standard, or SFAS, No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the fair

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Twenty-Eight Week Periods Ended
July 12, 2003 and July 13, 2002
(in thousands, except per share and per store data)

value of these hedge arrangements is recorded as an asset or liability in the accompanying condensed consolidated balance sheet at July 12, 2003. The Company has assumed no ineffectiveness in these hedges and uses the “matched terms” accounting method as provided by Derivative Implementation Group, or DIG, Issue No. G20, “Assessing and Measuring the Effectiveness of a Purchased Option Used in a Cash Flow Hedge” for the zero-cost collar, and DIG Issue No. 9, “Assuming No Ineffectiveness When Critical Terms of the Hedging Instrument and the Hedge Transaction Match in a Cash Flow Hedge” for the interest rate swaps. Under this method the Company will include all adjustments to fair value in accumulated other comprehensive income (loss) caption of stockholders’ equity on the condensed consolidated balance sheet. The fair value at July 12, 2003 was an unrecognized loss of $2,279. Any change in fair value of the hedge arrangements is reflected in comprehensive income (loss). Any amounts received or paid under these hedges will be recorded in the statement of operations as earned or incurred. Comprehensive income for the twelve and twenty-eight weeks ended July 12, 2003 and July 13, 2002 is as follows:

	Twelve Week Periods Ended		Twenty-Eight Week Periods Ended

	July 12, 2003	July 13, 2002	July 12, 2003	July 13, 2002

	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net income	$43,458	$15,941	$48,499	$28,037
Unrealized loss on hedge arrangements	(1,884)	–	(1,687)	–

Comrehensive income	41,574	15,941	46,812	28,037

        Recent Accounting Pronouncements

        In April 2002, the Financial Accounting Standards Board, or FASB, issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections.” As a result of rescinding FASB Statement No. 4, “Reporting Gains Losses from Extinguishment of Debt,” gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in Accounting Principles Board, or APB, Opinion No. 30. This statement also amends FASB Statement No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Additional amendments include changes to other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The Company adopted SFAS No. 145 during the first quarter of fiscal 2003. For the twelve week periods ended July 12, 2003 and July 13, 2002, the Company recorded losses on the extinguishment of debt of $254 and $12,458, respectively. For the twenty-eight week periods ended July 12, 2003 and July 13, 2002, the Company recorded losses on the extinguishment of debt of $47,141 and $13,724, respectively.

        In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure an amendment of FASB Statement No. 123.” This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation” to allow for alternative methods of transition for a voluntary change to the fair value based method of accounting for stock issued to team members. This statement also amends FASB No. 123 to require disclosure of the accounting method used for valuation in both annual and interim financial statements. This statement permits an entity to recognize compensation expense under the prospective method, modified prospective method or the retroactive restatement method. If an entity elects to adopt this statement, fiscal years beginning after December 15, 2003 must include this change in accounting for stock-based compensation. The Company is currently evaluating the effect of voluntarily adopting the fair value provisions of SFAS No. 123 and will elect a transition method if the fair value method is adopted. The Company accounts for its stock-based compensation using the intrinsic value method prescribed in APB No. 25, “Accounting for Stock Issued to Employees.” No stock-based employee compensation cost is reflected in net

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Twenty-Eight Week Periods Ended
July 12, 2003 and July 13, 2002
(in thousands, except per share and per store data)

income, due to the exercise price of all options equaling the market price of the underlying stock on the grant date. The following table reflects the impact on net income and earnings per share as if the Company had adopted the fair value method of recognizing compensation costs as prescribed by SFAS No. 123.

	Twelve Week Periods Ended		Twenty-Eight Week Periods Ended

	July 12, 2003	July 13, 2002	July 12, 2003	July 13, 2002

	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net income, as reported	$43,458	$15,941	$48,499	$28,037
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(678)	(492)	(1,529)	(860)

Pro forma net income	42,780	15,449	46,970	27,177

Net income per share:
Basic, as reported	$1.19	$0.45	$1.34	$0.81
Basic, pro forma	1.17	0.44	1.30	0.79
Diluted, as reported	1.16	0.44	1.31	0.79
Diluted, pro forma	1.14	0.42	1.27	0.76

        In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” Interpretation No. 46 prescribes how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. This interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Interpretation No. 46 is effective immediately for variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The interpretation applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not have interests in variable interest entities; therefore, the adoption of Interpretation No. 46 will not have a material impact on its financial position or results of operations.

        In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company does not anticipate that the adoption of this statement will have a significant impact on its financial position or results of operations.

        In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes additional standards on how to classify and measure certain financial instruments with characteristics of both liabilities and equity, which under previous guidance were accounted for as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 or otherwise for interim periods beginning after June 15, 2003. The Company does not anticipate that the adoption of this statement will have a significant impact on its financial position or results of operations.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Twenty-Eight Week Periods Ended
July 12, 2003 and July 13, 2002
(in thousands, except per share and per store data)

        Reclassifications

        Certain 2002 amounts have been reclassified to conform with their 2003 presentation.

2.    Closed Store and Restructuring Liabilities:

        The Company maintains closed store liabilities that include liabilities for exit activities associated with the closure of store locations not meeting profitability expectations and liabilities assumed through past acquisitions that are similar in nature but recorded by the acquired companies prior to acquisition. The Company also maintains restructuring liabilities recorded through purchase accounting that reflect costs of the plan to integrate the acquired operations into the Company’s business. These integration plans relate to the operations acquired in the fiscal 1998 merger with Western Auto Supply Company, or Western, and the fiscal 2001 acquisition of Discount Auto Parts, or Discount. The following table presents a summary of the activity for both of these liabilities:

	Severance	Relocation	Other Exit Costs	Total

Closed Store Liabilities, December 28, 2002	$–	$–	$8,892	$8,892
New provision	–	–	168	168
Change in estimate	–	–	1,472	1,472
Reserves settled from cash	–	–	(2,846)	(2,846)

Closed Store Liabilities, July 12, 2003 (unaudited)	–	–	7,686	7,686

Restructuring Liabilities, December 28, 2002	1,652	25	2,626	4,303
Change in estimate	–	–	(477)	(477)
Reserves settled from cash	(463)	(12)	(265)	(740)

Restructuring Liabilities, July 12, 2003(unaudited)	1,189	13	1,884	3,086

Total Closed Store and Restructuring Liabilities at July 12, 2003 (unaudited)	$1,189	$13	$9,570	$10,772

        New provisions established for closed store liabilities include the present value of the remaining lease obligations and management’s estimate of future costs of insurance, property tax and common area maintenance reduced by the present value of estimated revenues from subleases. These provisions relate to the ongoing analysis of existing store locations and are established by a charge to selling, general and administrative costs in the accompanying condensed consolidated statements of operations at the time the facilities actually close. The Company currently uses discount rates ranging from 5.0% to 7.8% for estimating these liabilities.

        From time to time these estimates require revisions that affect the amount of the recorded liability. The above change in estimates relate primarily to changes in assumptions associated with the revenue from subleases. The effect of changes in estimates for the closed store liabilities is netted with new provisions and included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

        Changes in estimates associated with restructuring liabilities result in adjustments to the carry value of property and equipment, net on the accompanying condensed consolidated balance sheets and do not affect the Company’s condensed consolidated statement of operations. The liabilities are recorded in accrued expenses (current portion) and other long-term liabilities (long-term portion) in the accompanying condensed consolidated

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Twenty-Eight Week Periods Ended
July 12, 2003 and July 13, 2002
(in thousands, except per share and per store data)

balance sheets.

        The following table presents the Company’s stores identified in 2001, 2002 and 2003 for closure or relocation which had yet to be closed or relocated at December 28, 2002 and July 12, 2003 and the stores the Company closed and relocated during the twenty-eight weeks ended July 12, 2003:

	2001	2002	2003

Remaining stores to be closed or relocated at December 28, 2002	1	19	–
Stores identified to be closed or relocated during 2003	–	–	6
Stores closed or relocated during 2003:
Stores permanently closed	–	(5)	(1)
Stores closed and subsequently relocated	(1)	(10)	(5)

	(1)	(15)	(6)

Remaining stores to be closed or relocated at July 12, 2003	–	4	–

3.    Receivables:

        Receivables consist of the following:

	July 12, 2003	December 28, 2002

	(unaudited)
Trade:
Wholesale	$10,690	$7,042
Retail	24,424	18,810
Vendor	52,819	67,057
Installment	12,543	15,409
Employees	700	749
Other	1,992	2,472

Total receivables	103,168	111,539
Less - Allowance for doubtful accounts	(9,818)	(8,965)

Receivables, net	$93,350	$102,574

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Twenty-Eight Week Periods Ended
July 12, 2003 and July 13, 2002
(in thousands, except per share and per store data)

4.    Inventories, net:

        Inventories are stated at the lower of cost or market. Inventory quantities are tracked through a perpetual inventory system. The Company uses a cycle counting program in all distribution centers, Parts Delivered Quickly warehouses, or PDQs, Local Area Warehouses, or LAWs, and retail stores to ensure the accuracy of the perpetual inventory quantities and establishes reserves for estimated shrink based on historical accuracy of the cycle counting program. Cost is determined using the last-in, first-out (“LIFO”) method. An actual valuation of inventory under the LIFO method can be made only at the end of each fiscal year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must be based on management’s estimates of expected fiscal year-end inventory levels and costs. The Company capitalizes certain purchasing and warehousing costs into inventory. Purchasing and warehousing costs included in inventory at July 12, 2003 and December 28, 2002 were $69,186 and $69,160, respectively. The nature of the Company’s inventory is such that the risk of obsolescence is minimal. In addition, the Company has historically been able to return excess items to the vendor for credit. The Company provides reserves where less than full credit will be received for such returns and where the Company anticipates that items will be sold at retail for prices that are less than recorded cost. Inventories consist of the following:

	July 12, 2003	December 28, 2002

	(unaudited)
Inventories at FIFO	$1,017,283	$988,856
Adjustments to state inventories at LIFO	62,601	59,947

Inventories at LIFO	$1,079,884	$1,048,803

                        Replacement cost approximated FIFO cost at July 12, 2003 and December 28, 2002.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Twenty-Eight Week Periods Ended
July 12, 2003 and July 13, 2002
(in thousands, except per share and per store data)

5.    Long-term Debt:

        Long-term debt consists of the following:

	July 12, 2003	December 28, 2002

	(unaudited)
Senior Debt:
Tranche A, Senior Secured Term Loan at variable interest
rates (3.87% at July 12, 2003), due November 2006	$65,321	$82,989
Tranche A-1, Senior Secured Term Loan at variable interest
rates (3.88% at July 12, 2003), due November 2006	59,033	–
Tranche C, Senior Secured Term Loan at variable interest
rates (3.97% at July 12, 2003), due November 2007	195,281	248,099
Tranche C-1, Senior Secured Term Loan at variable interest
rates (4.00% at July 12, 2003), due November 2007	216,454	–
Revolving facility at variable interest rates
(3.87% at July 12, 2003), due November 2006	–	1,700
Subordinated Debt:
Senior subordinated notes payable, interest due semi-annually
at 10.25%, due April 2008 (redeemed April 2003)	–	151,450
Senior subordinated notes payable, interest due semi-annually at 10.25%, due April 2008, face amount of $174,365
less unamortized discount of $10,912 at December 28, 2002
(redeemed April 2003)	–	163,453
Senior discount debentures, interest at 12.875%, due April 2009, face amount of $91,050 less unamortized discount of
$3,219 at December 28, 2002 (redeemed April 2003)	–	87,831

	536,089	735,522
Less: Current portion of long-term debt	(4,577)	(10,690)

Long-term debt, excluding current portion	$531,512	$724,832

        In March 2003, the tranche A-1 term loan facility of $75,000 and tranche C-1 term loan facility of $275,000 were added. These incremental facilities were used to complete the redemption of the Company’s outstanding senior subordinated notes and senior discount debentures on April 15, 2003. During the second quarter of fiscal 2003, the Company repaid $145,000 of its term loans under the senior credit facility. In conjunction with this redemption and partial repayment, the Company recognized a loss on extinguishment of debt of $254 and $47,141 in the accompanying condensed consolidated statements of operations for the twelve and twenty-eight weeks ended July 12, 2003, respectively. At July 12, 2003, the senior credit facility provided for (1) $536,089 in term loans (as detailed above) and (2) $160,000 under a revolving credit facility (which provides for the issuance of letters of credit with a sublimit of $35,000). As of July 12, 2003, the Company had $23,085 in letters of credit outstanding, which reduced availability under the senior credit facility to $136,915.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Twenty-Eight Week Periods Ended
July 12, 2003 and July 13, 2002
(in thousands, except per share and per store data)

        The Company’s voluntary prepayment of its term loans during the second quarter resulted in the following amended amortization schedule:

May 2004	4,577
November 2004	25,283
May 2005	27,985
November 2005	27,985
May 2006	27,985
November 2006	27,985
May 2007	3,489
November 2007	390,800

Total	$536,089

        The senior credit facility contains covenants restricting the ability of the Company and its subsidiaries to, among other things, (1) pay cash dividends on any class of capital stock or make any payment to purchase, redeem, retire, acquire, cancel or terminate capital stock, (2) prepay, redeem, retire, acquire, cancel or terminate debt, (3) incur liens or engage in sale-leaseback transactions, (4) make loans, investments, advances or guarantees, (5) incur additional debt (including hedging arrangements), (6) make capital expenditures, (7) engage in mergers, acquisitions and asset sales, (8) engage in transactions with affiliates, (9) enter into any agreement which restricts the ability to create or permit liens on its property or assets or the ability of subsidiaries to pay dividends or make payments on advances or loans to subsidiaries, (10) change the nature of the Company’s business and the business conducted by its subsidiaries, (11) change the passive holding company status of Advance and (12) amend existing debt agreements or the Company’s certificate of incorporation, by-laws or other organizational documents. The Company is required to comply with financial covenants with respect to limits on annual capital expenditures, a maximum leverage ratio, a minimum interest coverage ratio, a minimum current assets to funded senior debt ratio and a maximum senior leverage ratio. The Company was in compliance with the above covenants under the senior credit facility at July 12, 2003.

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
July 12, 2003 and July 13, 2002
(in thousands, except per share and per store data)

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

	Twelve Week Periods Ended

July 12, 2003 (unaudited)	Advance	Retail	Wholesale	Eliminations	Totals

Net sales	$–	$827,348	$11,820	$–	$839,168
Income before provision for income taxes	(34)	70,991	(295)	–	70,662
Segment assets (a)	16,567	1,989,907	20,483	(24,869)	2,002,088

July 13, 2002 (unaudited)	Advance	Retail	Wholesale	Eliminations	Totals

Net sales	$–	$774,906	$17,811	$–	$792,717
Income before provision for income taxes	(4,726)	30,538	237	–	26,049
Segment assets (a)	16,900	2,042,480	35,058	(24,340)	2,070,098

	Twenty-Eight Week Periods Ended

July 12, 2003 (unaudited)	Advance	Retail	Wholesale	Eliminations	Totals

Net sales	$–	$1,833,316	$39,389	$–	$1,872,705
Income before provision for income taxes	(10,373)	88,682	550	–	78,859
Segment assets (a)	16,567	1,989,907	20,483	(24,869)	2,002,088

July 13, 2002 (unaudited)	Advance	Retail	Wholesale	Eliminations	Totals

Net sales	$–	$1,742,222	$54,582	$–	$1,796,804
Income before provision for income taxes	(8,511)	53,124	1,199	–	45,812
Segment assets (a)	16,900	2,042,480	35,058	(24,340)	2,070,098

(a) Excludes investment in and equity in net earnings or losses of subsidiaries.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion of our consolidated historical results of operations and financial condition should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q. Our first quarter consists of 16 weeks and our other three quarters consist of 12 weeks each, with the exception of the fourth quarter which will contain 13 weeks due to our 53 week fiscal year in 2003.

        Certain statements in this Form 10-Q are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are usually identified by the use of words such as "will," "anticipates," "believes," "estimates," "expects," "projects," "forecasts," "plans," "intends," "should" or similar expressions. We intend those forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are included in this Form 10-Q for purposes of complying with these safe harbor provisions.

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

        We operate in the United States automotive aftermarket industry, which includes replacement parts (excluding tires), accessories, maintenance items, batteries and automotive chemicals for cars and light trucks (pick-ups, vans, minivans and sport utility vehicles). We are the second largest specialty retailer of automotive parts, accessories and maintenance items to do-it-yourself, or DIY, customers in the United States, based on store count and sales. We are currently the largest specialty retailer of automotive products in the majority of the states in which we operate, based on store count. At July 12, 2003, we had 2,445 stores operating under the "Advance Auto Parts," "Advance Discount Auto Parts," and "Discount Auto Parts" trade names in 37 states in the Northeastern, Southeastern and Midwestern regions of the United States. We also had 37 stores operating under the "Western Auto" trade name primarily located in Puerto Rico and the Virgin Islands.

        Our combined operations are conducted in two operating segments, retail and wholesale. The retail segment consists of our retail operations operating under the trade names "Advance Auto Parts", "Advance Discount Auto Parts" and "Discount Auto Parts" in the United States and "Western Auto" primarily located in Puerto Rico and the Virgin Islands. Our wholesale segment includes a wholesale distribution network which provides distribution services of automotive parts, accessories and specialty items to approximately 355 independently owned dealer stores in 40 states primarily operating under the "Western Auto" trade name.

Critical Accounting Policies

        Due to the implementation of Statement of Financial Accounting Standard, or SFAS, No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," we changed our accounting policy related to the timing of the recognition of closed store provisions. Currently, a provision is recognized for the estimated future minimum lease payments, common area maintenance and taxes when a store location is closed. These provisions were previously recognized once the store location was identified to be closed. For a complete discussion regarding our critical accounting policies, refer to our annual report on Form 10-K for the fiscal year ended December 28, 2002.

Components of Statement of Operations

Net Sales

        Net sales consist primarily of comparable store sales, new store net sales, service net sales, net sales to the wholesale dealer network and finance charges on installment sales. Comparable store sales is calculated based on the change in net sales starting once a store has been opened for 13 complete accounting periods (each accounting period represents four weeks). Relocations are included in comparable store sales from the original date of opening. Stores acquired in the Discount acquisition were included in the comparable stores sales calculation beginning in December 2002, which was 13 complete accounting periods after the acquisition date of November 28, 2001. We do not include net sales from the 37 Western Auto retail stores in the comparable store sales calculation as a result of their unique product offerings, including specialty merchandise and service.

Cost of Sales

        Our cost of sales includes merchandise costs, net of incentives under vendor programs, and warehouse and distribution expenses as well as service labor costs for the Western Auto stores. Gross profit as a percentage of net sales may be affected by variations in our product mix, price changes in response to competitive factors and fluctuations in merchandise costs and vendor programs. We seek to avoid fluctuation in merchandise costs and instability of supply by entering into long-term purchasing agreements with vendors when we believe it is advantageous.

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

Results of Operations

        The following table sets forth certain of our operating data expressed as a percentage of net sales for the periods indicated.

	Twelve Week Periods Ended		Twenty-Eight Week Periods Ended
	(unaudited)		(unaudited)

	July 12, 2003	July 13, 2002	July 12, 2003	July 13, 2002

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	54.6	56.0	54.7	56.3

Gross profit	45.4	44.0	45.3	43.7
Selling, general and administrative expenses	35.8	35.8	36.9	36.8
Expenses associated with merger and integration	0.3	1.0	0.3	1.0

Operating income	9.3	7.2	8.1	5.9
Interest expense	(0.9)	(2.4)	(1.4)	(2.6)
Loss on extinguishment of debt	(0.0)	(1.5)	(2.5)	(0.8)
Other income, net	0.0	0.0	0.0	0.0
Provision for income taxes	3.2	1.3	1.6	1.0

Net income	5.2%	2.0%	2.6%	1.5%

Twelve Weeks Ended July 12, 2003 Compared to Twelve Weeks Ended July 13, 2002

        Net sales for the twelve weeks ended July 12, 2003 were $839.2 million, an increase of $46.5 million, or 5.9%, over net sales for the twelve weeks ended July 13, 2002. Net sales for the retail segment increased $52.4 million, or 6.8%, to $827.3 million. The net sales increase for the retail segment was due to an increase in the comparable store sales of 2.0% and contributions from new stores opened within the last year. The comparable store sales increase was a result of growth in both the DIY and DIFM market segments, the continued maturation of new stores and the inclusion of the Discount stores. Net sales for the wholesale segment decreased $6.0 million, as expected, due to the decline in the number of dealer stores we serviced and lower average sales to each dealer.

        During the twelve weeks ended July 12, 2003, we opened 27 new stores, relocated 6 stores and closed 1 store, bringing the total number of retail stores to 2,482. As of July 12, 2003, we had 1,477 stores participating in our commercial delivery program, as a result of adding 10 net programs during the twelve weeks ended July 12, 2003.

        Gross profit for the twelve weeks ended July 12, 2003 was $381.3 million, or 45.4% of net sales, as compared to $349.0 million, or 44.0% of net sales, for the twelve weeks ended July 13, 2002. The increase in gross profit as a percentage of net sales reflected benefits realized from our category management initiatives and the continued leveraging of our logistics costs. The gross profit for the retail segment was $379.5 million, or 45.9% of net sales, for the twelve weeks ended July 12, 2003, as compared to $345.8 million, or 44.6% of net sales, for the twelve weeks ended July 13, 2002.

        Selling, general and administrative expenses increased to $303.3 million, or 36.1% of net sales, for the twelve weeks ended July 12, 2003, from $291.8 million, or 36.8% of net sales, for the twelve weeks ended July 13, 2002. The decrease in selling, general and administrative expenses is primarily a result of the decline in merger and integration expenses related to the integration of Discount to $2.9 million, or 0.3% of net sales, for the twelve weeks ended July 12, 2003, from $7.6 million, or 1.0% of net sales, for the twelve weeks ended July 13, 2002. These integration expenses are related to, among other things, overlapping administrative functions and store conversion expenses.

        Interest expense for the twelve weeks ended July 12, 2003 was $7.2 million, or 0.9% of net sales, as compared to $19.1 million, or 2.4% of net sales, for the twelve weeks ended July 13, 2002. The decrease in interest expense is a result of both lower overall interest rates and reduced debt levels for the twelve weeks ended July 12,

2003 as compared to the twelve weeks ended July 13, 2002.

        Income tax expense for the twelve weeks ended July 12, 2003 was $27.2 million, as compared to $10.1 million for the twelve weeks ended July 13, 2002. Our effective income tax rate decreased to 38.5% for the twelve weeks ended July 12, 2003, from 38.8% for the twelve weeks ended July 13, 2002.

        We recorded net income of $43.5 million, or $1.16 per diluted share, for the twelve weeks ended July 12, 2003, as compared to $15.9 million, or $0.44 per diluted share, for the twelve weeks ended July 13, 2002. As a percentage of net sales, net income for the twelve weeks ended July 12, 2003 was 5.2%, as compared to 2.0% for the twelve weeks ended July 13, 2002. The effect of the expenses associated with merger and integration and loss on extinguishment of debt on net income was $1.9 million, or $0.05 per diluted share, for the twelve weeks ended July 12, 2003 and $12.3 million, or $0.33 per diluted share, for the twelve weeks ended July 13, 2002.

Twenty-Eight Weeks Ended July 12, 2003 Compared to Twenty-Eight Weeks Ended July 13, 2002

        Net sales for the twenty-eight weeks ended July 12, 2003 were $1,872.7 million, an increase of $75.9 million, or 4.2%, over net sales for the twenty-eight weeks ended July 13, 2002. Net sales for the retail segment increased $91.1 million, or 5.2%, to $1,833.3 million. The net sales increase for the retail segment was due to an increase in the comparable store sales of 1.5% and contributions from new stores opened within the last year. The comparable store sales increase was a result of growth in both the DIY and DIFM market segments, the continued maturation of new stores and the inclusion of the Discount stores. Net sales for the wholesale segment decreased $15.2 million, as expected, due to the decline in the number of dealer stores we serviced and lower average sales to each dealer.

        During the twenty-eight weeks ended July 12, 2003, we opened 60 new stores, relocated 18 stores and closed 13 stores, bringing the total number of retail stores to 2,482. As of July 12, 2003, we had 1,477 stores participating in our commercial delivery program, as a result of adding 66 net programs during the twenty-eight weeks ended July 12, 2003.

        Gross profit for the twenty-eight weeks ended July 12, 2003 was $849.1 million, or 45.3% of net sales, as compared to $785.5 million, or 43.7% of net sales, for the twenty-eight weeks ended July 13, 2002. The increase in gross profit as a percentage of net sales reflected benefits realized from our category management initiatives and the continued leveraging of our logistics costs. The gross profit for the retail segment was $843.5 million, or 46.0% of net sales, for the twenty-eight weeks ended July 12, 2003, as compared to $777.0 million, or 44.6% of net sales, for the twenty-eight weeks ended July 13, 2002.

        Selling, general and administrative expenses increased to $696.6 million, or 37.2% of net sales, for the twenty-eight weeks ended July 12, 2003, from $679.9 million, or 37.8% of net sales, for the twenty-eight weeks ended July 13, 2002. The decrease in selling, general and administrative expenses is primarily a result of the decline in merger and integration expenses related to the integration of Discount to $6.3 million, or 0.3% of net sales, for the twenty-eight weeks ended July 12, 2003, from $18.2 million, or 1.0% of net sales, for the twenty-eight weeks ended July 13, 2002. These integration expenses are related to, among other things, overlapping administrative functions and store conversion expenses.

        Interest expense for the twenty-eight weeks ended July 12, 2003 was $26.7 million, or 1.4% of net sales, as compared to $46.7 million, or 2.6% of net sales, for the twenty-eight weeks ended July 13, 2002. The decrease in interest expense is a result of both lower overall interest rates and reduced debt levels for the twenty-eight weeks ended July 12, 2003 as compared to the twenty-eight weeks ended July 13, 2002.

        During the twenty-eight weeks ended July 12, 2003, we recorded $47.1 million in a loss on extinguishment of debt. This loss reflects the write-off of deferred loan costs and premiums paid to redeem our senior subordinated notes and senior discount debentures during the first quarter fiscal 2003, and also includes the related financing costs associated with amending our senior credit facility to finance this redemption. Additionally, this loss includes the ratable portion of deferred loans costs associated with the partial repayment of our term loans during the second quarter of fiscal 2003.

        Income tax expense for the twenty-eight weeks ended July 12, 2003 was $30.4 million, as compared to $17.8 million for the twenty-eight weeks ended July 13, 2002. Our effective income tax rate decreased to 38.5% for the twenty-eight weeks ended July 12, 2003, from 38.8% for the twenty-eight weeks ended July 13, 2002.

        We recorded net income of $48.5 million, or $1.31 per diluted share, for the twenty-eight weeks ended July 12, 2003, as compared to $28.0 million, or $0.79 per diluted share, for the twenty-eight weeks ended July 13, 2002. As a percentage of net sales, net income for the twenty-eight weeks ended July 12, 2003 was 2.6%, as compared to 1.5% for the twenty-eight weeks ended July 13, 2002. The effect of the expenses associated with merger and integration and loss on extinguishment of debt on net income was $32.8 million, or $0.89 per diluted share, for the twenty-eight weeks ended July 12, 2003 and $19.5 million, or $0.54 per diluted share, for the twenty-eight weeks ended July 13, 2002.

Liquidity and Capital Resources

        At July 12, 2003, we had outstanding indebtedness consisting of borrowings of $536.1 million under our senior credit facility. Additionally, we had $23.1 million in letters of credit outstanding, which reduced our availability under the revolving credit facility to $136.9 million.

        Our primary capital requirements have been the funding of our continued store expansion program, including new store openings and store acquisitions, store relocations and remodels, capitalizable store improvements, inventory requirements, the construction and upgrading of distribution centers, the development and implementation of proprietary information systems and our strategic acquisitions. We have financed our growth through a combination of cash generated from operations, borrowings under the credit facility and issuances of equity.

        Our future capital requirements will depend on the number of new stores we open or acquire and the timing of those openings or acquisitions within a given year. We anticipate adding approximately 125 stores during fiscal 2003 through new store openings and selective acquisitions, of which 60 had been added as of July 12, 2003.

        Historically, we have negotiated extended payment terms from suppliers that help finance inventory growth, and we believe that we will be able to continue financing much of our inventory growth through such extended payment terms. We anticipate that inventory levels will continue to increase primarily as a result of new store openings.

        Our capital expenditures were $50.6 million for the twenty-eight weeks ended July 12, 2003. These amounts related to the new store openings, the upgrade of our information systems, remodels and relocations of existing stores, including our physical conversion of Discount stores, and capitalizable store improvements. During the remainder of 2003, we anticipate that our capital expenditures will be approximately $44.4 million.

        As part of normal operations, we continually monitor store performance, which results in our closing or relocating certain store locations that do not meet profitability expectations. The following table presents the stores we identified in 2001, 2002 and 2003 for closure or relocation which had yet to be closed or relocated at December 28, 2002 and July 12, 2003 and the stores we closed and relocated during the twenty-eight weeks ended July 12, 2003:

	2001	2002	2003

Remaining stores to be closed or relocated at December 28, 2002	1	19	–
Stores identified to be closed or relocated during 2003	–	–	6
Stores closed or relocated during 2003:
Stores permanently closed	–	(5)	(1)
Stores closed and subsequently relocated	(1)	(10)	(5)

	(1)	(15)	(6)

Remaining stores to be closed or relocated at July 12, 2003	–	4	–

        In addition to the reserves established for the store activity above, the Western merger and Discount acquisition resulted in restructuring liabilities recorded in purchase accounting for the closure of certain stores, severance and relocation costs and other facility exit costs. Through these acquisitions, we also assumed certain closed store liabilities previously recorded by these companies. At July 12, 2003, the closed store and restructuring reserves collectively had a remaining balance of $10.8 million, of which $4.7 million is recorded as a current liability. These reserves are utilized through the settlement of the corresponding liabilities with cash provided by operations and therefore do not affect our consolidated statement of operations.

        As a result of Western merger and Discount acquisition, we also assumed deferred compensation liabilities previously recorded by these companies. At July 12, 2003, the total liability for the deferred compensation plans was $3.2 million, of which $1.3 million, is recorded as a current liability. The classification for deferred compensation is determined by payment terms elected by plan participants, primarily former Western team members, which can be changed upon 12 months’ notice.

        We provide certain health care and life insurance benefits for eligible retired team members through our postretirement plan. Our accrued benefit cost related to this plan was $18.3 million and $19.1 million at July 12, 2003 and December 28, 2002, respectively. The plan has no assets and is funded on a cash basis as benefits are paid/incurred. The discount rate that we utilize for determining our postretirement benefit obligation is actuarily determined. The discount rate utilized at December 28, 2002 was 6.75%, and remained unchanged through the twenty-eight weeks ended July 12, 2003. We reserve the right to change or terminate the benefits or contributions at any time. We also continue to evaluate ways in which we can better manage these benefits and control costs. Any changes in the plan or revisions to assumptions that affect the amount of expected future benefits may have a significant impact on the amount of the reported obligation and annual expense.

        We expect that funds provided from operations and available borrowings under our revolving credit facility at July 12, 2003, will provide sufficient funds to operate our business, make expected capital expenditures, finance our closed store and restructuring activities, complete the physical conversion of the remaining Discount store locations and fund future debt service on our senior credit facility over the next 12 months.

        For the twenty-eight weeks ended July 12, 2003, net cash provided by operating activities was $275.9 million. Of this amount, $48.5 million was provided by net income and $91.7 million was provided as a result of a net decrease in working capital and other long-term assets and liabilities. Significant non-cash items added back for operating cash purposes include depreciation and amortization of $53.8 million, amortization of bond discounts and deferred debt issuance costs of $4.7 million, provision for deferred income taxes of $30.1 million and loss on extinguishment of debt of $47.1 million. Net cash used for investing activities was $41.6 million and was comprised primarily of capital expenditures. Net cash used in financing activities was $202.1 million and was comprised primarily of a $203.1 million decrease in our net borrowings, $36.9 million of expenses to complete the redemption of our senior subordinated notes and senior discount debentures in April 2003, offset by proceeds from the exercise of stock options of $18.8 million.

        Our future contractual obligations related to long-term debt and operating leases at July 12, 2003 were as follows:

Contractual Obligations at July 12, 2003	Total	Fiscal 2003	Fiscal 2004	Fiscal 2005	Fiscal 2006	Fiscal 2007	Thereafter

Long-term Debt	$536,089	$–	$29,860	$55,970	$55,970	$394,289	$–
Operating Leases	$914,639	$64,845	$145,572	$124,969	$107,920	$92,485	$378,848

Long Term Debt

        The tranche A-1 term loan facility of $75,000 and tranche C-1 term loan facility of $275,000 were added in March 2003. These incremental facilities were used to complete the redemption of our senior subordinated notes and senior discount debentures on April 15, 2003. At July 12, 2003, our senior credit facility consisted of (1) a tranche A term loan facility with a balance of approximately $65.3 million, a tranche A-1 term loan facility with a balance of $59.0 million, a tranche C term loan facility with a balance of $195.3 million and a tranche C-1 term loan facility with a balance of $216.5 million, and (2) a $160 million revolving credit facility (which provides for the issuance of letters of credit with a sublimit of $35 million). During the second quarter of fiscal 2003, we repaid $145.0 million of our term loans under the senior credit facility. As of July 12, 2003, we had $23.1 million in letters of credit outstanding, which reduced availability under the credit facility to $136.9 million.

        The senior credit facility contains covenants restricting our ability and the ability of our subsidiaries to, among others things, (i) pay cash dividends on any class of capital stock or make any payment to purchase, redeem, retire, acquire, cancel or terminate capital stock, (ii) prepay, redeem, retire, acquire, cancel or terminate debt, (iii) incur liens or engage in sale-leaseback transactions, (iv) make loans, investments, advances or guarantees, (v) incur additional debt (including hedging arrangements), (vi) make capital expenditures, (vii) engage in mergers, acquisitions and asset sales, (viii) engage in transactions with affiliates, (ix) enter into any agreement which restricts the ability to create or permit liens on its property or assets or the ability of subsidiaries to pay dividends or make payments on advances or loans to subsidiaries, (x) change the nature of the business conducted by us and our subsidiaries, (xi) change our passive holding company status and (xii) amend existing debt agreements or our certificate of incorporation, by-laws or other organizational documents. We are also required to comply with financial covenants in the senior credit facility with respect to (a) limits on annual aggregate capital expenditures, (b) a maximum leverage ratio, (c) a minimum interest coverage ratio, (d) a ratio of current assets to funded senior debt and (e) a maximum senior leverage ratio. We were in compliance with the above covenants under the senior credit facility at July 12, 2003. For additional information regarding our senior credit facility, refer to our annual report on Form 10-K for the fiscal year ended December 28, 2002.

Seasonality

        Our business is somewhat seasonal in nature, with the highest sales occurring in the spring and summer months. In addition, our business can be affected by weather conditions. While unusually heavy precipitation tends to soften sales as elective maintenance is deferred during such periods, extremely hot and cold weather tends to enhance sales by causing parts to fail.

New Accounting Pronouncements

        In April 2002, the Financial Accounting Standards Board, or FASB, issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections.” As a result of rescinding FASB Statement No. 4, “Reporting Gains Losses from Extinguishment of Debt,” gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in Accounting Principles Board, or APB, Opinion No. 30. This statement also amends FASB Statement No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Additional amendments include changes to other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The Company adopted SFAS No. 145 during the first quarter of fiscal 2003. For the twelve week periods ended July 12, 2003 and July 13, 2002, the Company recorded losses on the extinguishment of debt of $0.3 million and $12.5 million, respectively. For the twenty-eight week periods ended July 12, 2003 and July 13, 2002, the Company recorded losses on the extinguishment of debt of $47.1 million and $13.7 million, respectively.

        In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure an amendment of FASB Statement No. 123.” This statement amends SFAS 123, “Accounting for Stock-Based Compensation” to allow for alternative methods of transition for a voluntary change to the fair value based method of accounting for stock issued to team members. This statement also amends FASB No. 123 to require disclosure of the accounting method used for valuation in both annual and interim financial statements. This statement permits an entity to recognize compensation expense under the prospective method, modified prospective method or the retroactive restatement method. If an entity elects to adopt this statement, fiscal years beginning after December 15, 2003 must include this change in accounting for stock-based compensation. The Company is currently evaluating the effect of voluntarily adopting the fair value provisions of SFAS No. 123 and will elect a transition method if the fair value method is adopted (see the accompanying notes to condensed consolidated financial statements for proforma disclosure under this statement).

        In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” Interpretation No. 46 prescribes how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. This interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Interpretation No. 46 is effective immediately for variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The interpretation applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. We do not have interests in variable interest entities, therefore, the adoption of Interpretation No. 46 will not have a material impact on our financial position or results of operations.

        In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. We do not anticipate that the adoption of this statement will have a significant impact on our financial position or results of operations.

        In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes additional standards on how to classify and measure certain financial instruments with characteristics of both liabilities and equity, which under previous guidance were accounted for as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 or otherwise for interim periods beginning after June 15, 2003. We do not anticipate that the adoption of this statement will have a significant impact on our financial position or results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

        We are exposed to cash flow risk due to changes in interest rates with respect to our long-term debt. While we cannot predict the impact that interest rate movements will have on our debt, exposure to rate changes is managed through the use of variable rate debt and hedging activities. Our variable rate debt is primarily vulnerable to movements in the LIBOR. Our future exposure to interest rate risk increased during the twenty-eight weeks ended July 12, 2003 due to the addition of variable rate debt and subsequent redemption of our fixed rate senior subordinated notes and senior discount debentures, all offset by decreased interest rates and the addition of the two interest rate swaps entered during the first quarter.

        In March 2003, we entered into two interest rate swap agreements on an aggregate of $125 million of our variable rate debt under our senior credit facility. The first swap allows us to fix our LIBOR rate at 2.269% on $75 million of variable rate debt for a term of 36 months. The second swap allows us to fix our LIBOR rate at 1.79% on $50 million of variable rate debt for a term of 24 months.

        In September 2002, we entered into a hedge agreement in the form of a zero-cost collar, which protects us against interest rate fluctuations in the LIBOR rate on $150 million of our variable rate debt under our senior credit facility. The collar consists of an interest rate ceiling of 4.5% and an interest floor of 1.56% for a term of 24 months. Under this hedge, we will continue to pay interest at prevailing rates plus any spread, as defined by our credit facility, but will be reimbursed for any amounts paid on the LIBOR rate in excess of the ceiling. Conversely, we will be required to pay the financial institution that originated the collar if the LIBOR rate is less than the 1.56% floor.

        The table below presents principle cash flows and related weighted average interest rates on our long-term debt that we had outstanding at July 12, 2003 by expected maturity dates. Expected maturity dates approximate contract terms. Weighted average variable rates are based on implied forward rates in the yield curve at July 12, 2003, as adjusted by the limitations of the hedge agreement. Implied forward rates should not be considered a predictor of actual future interest rates.

	Fiscal 2003	Fiscal 2004	Fiscal 2005	Fiscal 2006	Fiscal 2007	Total

Long-term Debt	$–	$29,860	$55,970	$55,970	$394,289	$536,089
Weighted average interest rate	4.1%	4.5%	5.7%	7.2%	8.1%	5.5%

ITEM 4.	CONTROLS AND PROCEDURES

        Our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective. Disclosure controls and procedures mean our controls and other procedures that are designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

        There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          (a)     We held our annual meeting of stockholders on May 20, 2003.

          (b)     Not applicable.

          (c)     Election of nominees to our board of directors. All nominees were elected as indicated by the following vote counts:

Nominee	Votes For	Votes Against	Votes Withheld
Lawrence P. Castellani	29,863,904	0	4,555,536
John M. Roth	29,959,451	0	4,459,989
Mark J. Doran	25,151,119	0	9,268,321
Peter J. Fontaine	24,642,216	0	9,777,224
Stephen M. Peck	25,210,503	0	9,208,937
Gilbert T. Ray	30,014,932	0	4,404,508
Carlos A. Saladrigas	30,017,781	0	4,401,659
William J. Salter	30,018,225	0	4,401,215
Francesca Spinelli	30,017,735	0	4,401,705
Ronald P. Spogli	29,959,350	0	4,460,090

          (d)     Not applicable.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

          (a)     Exhibits:

3.1(1)	Restated Certification of Incorporation of Advance Auto Parts, Inc.

3.2(1)	Bylaws of Advance Auto Parts, Inc.

4.1(2)	Amended and Restated Stockholders’ Agreement dated as of November 2, 1998,as amended, among FS Equity Partners IV, L.P., Ripplewood Partners, L.P., Ripplewood Advance Auto Parts Employee Fund I L.L.C., Nicholas F. Taubman, Arthur Taubman Trust dated July 13, 1964, WA Holding Co. and Advance Auto Parts, Inc., as successor in interest to Advance Holding Corporation (including the Terms of the Registration Rights of the Common Stock).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          (b)    Reports on Form 8-K.

(i)	On May 14, 2003, we furnished a current report on Form 8-K under Item 12 thereof relating to the issuance of a press release announcing our operating results for the first quarter ended April 19, 2003.

(ii)	On June 5, 2003, we filed a current report on Form 8-K under Item 5 thereof relating to the issuance of a press release announcing the sale by a selling stockholder of 2.0 million shares of our common stock.

(1)	Filed on August 31, 2001 as an exhibit to Registration Statement on Form S-4 (No. 333-68858) of Advance Auto Parts, Inc.
(2)	Filed on February 6, 2002 as an exhibit to Registration Statement on Form S-1 (No. 333-82298) of Advance Auto Parts, Inc.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCE AUTO PARTS, INC.

August 15, 2003	BY:	/s/ Jeffrey T. Gray

Jeffrey T. Gray Senior Vice President and Chief Financial Officer
(as principal accounting officer)

S-1