Form 10-Q
period 2003-10-04
ADVANCE AUTO PARTS INC
filed 2003-11-06
CIK 1158449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES          EXCHANGE ACT OF 1934

For the quarterly period ended October 4, 2003

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

Yes [X] No [ ]

        As of November 3, 2003, the registrant had outstanding 36,908,978 shares of Common Stock, par value $0.0001 per share (the only class of common equity of the registrant outstanding).

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES

Twelve and Forty Week Periods Ended October 4, 2003

TABLE OF CONTENTS

Page
PART I.	FINANCIAL INFORMATION

PART II.	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	24
	(a) Exhibits	24
	(b) Reports on Form 8-K	24

SIGNATURE	S-1

i

PART I.    FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
October 4, 2003 and December 28, 2002
(in thousands, except per share data)

Assets	October 4, 2003	December 28, 2002

	(unaudited)
Current assets:
Cash and cash equivalents	$49,858	$13,885
Receivables, net	92,828	102,574
Inventories, net	1,102,565	1,048,803
Other current assets	24,453	20,210

Total current assets	1,269,704	1,185,472
Property and equipment, net of accumulated depreciation of
$377,339 and $313,841	707,309	728,432
Assets held for sale	23,177	28,346
Other assets, net	11,059	22,975

	$2,011,249	$1,965,225

Liabilities and Stockholders' Equity
Current liabilities:
Bank overdrafts	$24,233	$869
Current portion of long-term debt	–	10,690
Accounts payable	606,343	470,740
Accrued expenses	214,649	208,176
Other current liabilities	44,121	32,101

Total current liabilities	889,346	722,576

Long-term debt	456,089	724,832

Other long-term liabilities	68,527	49,461

Commitments and contingencies
Stockholders' equity:
Preferred stock, nonvoting, $0.0001 par value,
10,000 shares authorized; no shares issued or outstanding	–	–
Common stock, voting, $0.0001 par value, 100,000
shares authorized; 36,906 and 35,735 issued
and outstanding	4	4
Additional paid-in capital	644,896	610,195
Stockholder subscription receivables	(17)	(976)
Accumulated other comprehensive loss	(984)	(592)
Accumulated deficit	(46,612)	(140,275)

Total stockholders' equity	597,287	468,356

	$2,011,249	$1,965,225

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
For the Twelve and Forty Week Periods Ended
October 4, 2003 and October 5, 2002
(in thousands, except per share data)
(unaudited)

	Twelve Week Periods Ended		Forty Week Periods Ended

	October 4, 2003	October 5, 2002	October 4, 2003	October 5, 2002

Net sales	$849,323	$788,662	$2,722,028	$2,585,466
Cost of sales, including purchasing and warehousing costs	460,579	439,000	1,484,188	1,450,282

Gross profit	388,744	349,662	1,237,840	1,135,184
Selling, general and administrative expenses	306,868	278,869	997,183	940,593
Expenses associated with merger and integration	2,522	8,248	8,793	26,442

Operating income	79,354	62,545	231,864	168,149
Other, net:
Interest expense	(5,935)	(16,016)	(32,684)	(62,734)
Loss on extinguishment of debt	(125)	(482)	(47,266)	(14,206)
Other income, net	138	299	377	949

Total other, net	(5,922)	(16,199)	(79,573)	(75,991)

Income before provision for income taxes	73,432	46,346	152,291	92,158
Provision for income taxes	28,268	17,983	58,628	35,758

Net income	$45,164	$28,363	$93,663	$56,400

Net income per share:
Basic	$1.23	$0.80	$2.58	$1.62
Diluted	1.20	0.77	2.52	1.57
Average common shares outstanding	36,825	35,673	36,372	34,851
Dilutive effect of stock options	949	1,052	832	1,163

Average common shares outstanding - assuming dilution	37,774	36,725	37,204	36,014

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the Forty Week Periods Ended
October 4, 2003 and October 5, 2002
(in thousands)
(unaudited)

	Forty Week Periods Ended

	October 4, 2003	October 5, 2002

Cash flows from operating activities:
Net income	$93,663	$56,400
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	77,483	71,455
Amortization of deferred debt issuance costs	1,248	2,869
Amortization of bond discount	3,640	10,134
Compensation for stock issued under the employee stock purchase plan	2,869	667
Gain on disposal of property and equipment, net	(339)	(891)
Provision for deferred income taxes	36,945	35,540
Tax benefit related to exercise of stock options	7,397	5,010
Loss on extinguishment of debt	47,266	14,206
Net decrease (increase) in:
Receivables, net	9,746	(35,310)
Inventories, net	(53,677)	(110,030)
Other assets	(11,120)	(16,178)
Net increase (decrease) in:
Accounts payable	135,603	126,960
Accrued expenses	12,750	53,452
Other liabilities	(3,257)	4,596

Net cash provided by operating activities	360,217	218,880

Cash flows from investing activities:
Purchases of property and equipment	(70,331)	(68,524)
Acquisitions, net of cash acquired	–	(3,411)
Proceeds from sales of property and equipment	12,165	19,989

Net cash used in investing activities	(58,166)	(51,946)

Cash flows from financing activities:
Increase (decrease) in bank overdrafts	23,364	(34,748)
Early extinguishment of debt	(631,374)	(433,103)
Borrowings under credit facilities	433,600	286,700
Payments on credit facilities	(85,300)	(46,700)
Payment of debt related costs	(36,895)	(8,982)
Repayment of management loans	959	857
Proceeds from issuance of common stock, net of related expenses	–	88,677
Proceeds from exercise of stock options	24,435	16,321
Increase in borrowings secured by trade receivables	5,133	2,770

Net cash used in financing activities	(266,078)	(128,208)

Net increase in cash and cash equivalents	35,973	38,726
Cash and cash equivalents, beginning of period	13,885	18,117

Cash and cash equivalents, end of period	$49,858	$56,843

Supplemental cash flow information:
Interest paid	$28,914	$37,810
Income tax payments, net	225	285
Non-cash transactions:
Accrued purchases of property and equipment	9,358	10,147
Unrealized loss on hedge arrangements	392	289
Short-term note received on sale of fixed asset	–	1,000

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 4, 2003 and October 5, 2002
(in thousands, except per share and per store data)

1.     Basis of Presentation:

        The accompanying condensed consolidated financial statements include the accounts of Advance Auto Parts, Inc. and its wholly owned subsidiaries, or the Company. All significant intercompany balances and transactions have been eliminated in consolidation.

        The condensed consolidated balance sheet as of October 4, 2003, the condensed consolidated statements of operations for the twelve and forty week periods ended October 4, 2003 and October 5, 2002 and the condensed consolidated statements of cash flows for the forty week periods ended October 4, 2003 and October 5, 2002 have been prepared by the Company and have not been audited. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial position of the Company, the results of its operations and cash flows have been made.

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

        Hedge Activities

        In March 2003, the Company entered into two interest rate swap agreements to limit its cash flow risk on an aggregate of $125,000 of its variable rate debt. The first swap allows the Company to fix its LIBOR rate at 2.269% on $75,000 of debt for a term of 36 months. The second swap allows the Company to fix its LIBOR rate at 1.79% on an additional $50,000 of debt for a term of 24 months.

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
For the Twelve and Forty Week Periods Ended October 4, 2003 and October 5, 2002
(in thousands, except per share and per store data)

        In accordance with Statement of Financial Accounting Standard, SFAS, No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the fair value of these hedge arrangements is recorded as an asset or liability in the accompanying condensed consolidated balance sheet at October 4, 2003. The Company has adopted the “matched terms” accounting method as provided by Derivative Implementation Group, or DIG, Issue No. G20, “Assessing and Measuring the Effectiveness of a Purchased Option Used in a Cash Flow Hedge” for the zero-cost collar, and DIG Issue No. 9, “Assuming No Ineffectiveness When Critical Terms of the Hedging Instrument and the Hedge Transaction Match in a Cash Flow Hedge” for the interest rate swaps. Accordingly, the Company has matched the critical terms of each hedge instrument to the hedged debt and used the anticipated terminal value of zero to assume the hedges have no effectiveness. In addition, the Company will record all adjustments to the fair value of the hedge instruments in accumulated other comprehensive income (loss) through the maturity date of the applicable hedge arrangement. The fair value at October 4, 2003 was an unrecognized loss of $636 and $348 on the interest rate collar and swaps, respectively. Any amounts received or paid under these hedges will be recorded in the statement of operations as earned or incurred. Comprehensive income for the twelve and forty weeks ended October 4, 2003 and October 5, 2002 is as follows:

	Twelve Week Periods Ended		Forty Week Periods Ended

	October 4, 2003	October 5, 2002	October 4, 2003	October 5, 2002

	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net income	$45,164	$28,363	$93,663	$56,400
Unrealized gain (loss) on hedge
arrangements	1,295	(289)	(392)	(289)

Comprehensive income	$46,459	$28,074	$93,271	$56,111

        Based on the estimated current and future fair values of the hedge arrangements at October 4, 2003, the Company estimates amounts currently included in accumulated other comprehensive income that will be reclassified to earnings in the next 12 months will consist of a loss of $619 under the interest rate collar and a loss of $989 associated with the interest rate swaps.

        Sales Returns and Allowances

        Our accounting policy for sales returns and allowances consists of establishing reserves for anticipated returns at the time of sale. We estimate anticipated returns based on current sales levels and our historical return experience on a specific product basis.

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

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 4, 2003 and October 5, 2002
(in thousands, except per share and per store data)

	October 4, 2003	December 28, 2002

	(unaudited)
Defective and warranty reserve, beginning of period	$15,620	$21,587
Reserves established	10,788	11,632
Reserves utilized	(12,202)	(16,015)
Other adjustments (1)	–	(1,584)

Defective and warranty reserve, end of period	$14,206	$15,620

(1)	Represents subsequent adjustments to our original purchase price allocation from the acquisition of Discount Auto Parts, Inc., or Discount. These adjustments were the result of obtaining additional information related to the estimated costs of outstanding warranties and have been allocated proportionately to our non-current assets, primarily property and equipment. These adjustments had no direct impact on the statement of operations, but reduced the depreciable base of the associated non-current assets.

        Recent Accounting Pronouncements

        In April 2002, the Financial Accounting Standards Board, or FASB, issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections.” As a result of rescinding FASB Statement No. 4, “Reporting Gains Losses from Extinguishment of Debt,” gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in Accounting Principles Board, or APB, Opinion No. 30. This statement also amends FASB Statement No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Additional amendments include changes to other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The Company adopted SFAS No. 145 during the first quarter of fiscal 2003. For the twelve week periods ended October 4, 2003 and October 5, 2002, the Company recorded losses on the extinguishment of debt of $125 and $482, respectively. For the forty week periods ended October 4, 2003 and October 5, 2002, the Company recorded losses on the extinguishment of debt of $47,266 and $14,206, respectively.

        In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure an amendment of FASB Statement No. 123.” This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation” to allow for alternative methods of transition for a voluntary change to the fair value based method of accounting for stock issued to employees. This statement also amends FASB No. 123 to require disclosure of the accounting method used for valuation in both annual and interim financial statements. This statement permits an entity to recognize compensation expense under the prospective method, modified prospective method or the retroactive restatement method. If an entity elects to adopt this statement, fiscal years beginning after December 15, 2003 must include this change in accounting for stock-based compensation. The Company is currently evaluating the effect of voluntarily adopting the fair value provisions of SFAS No. 123 and will elect a transition method if the fair value method is adopted. The Company accounts for its stock-based compensation using the intrinsic value method prescribed in APB No. 25, “Accounting for Stock Issued to Employees.” No stock-based compensation cost is reflected in net income, due to the fixed option grants completed under our option plans. The following table reflects the impact on net income and earnings per share as if the Company had adopted the fair value method of recognizing compensation costs as prescribed by SFAS No. 123.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 4, 2003 and October 5, 2002
(in thousands, except per share and per store data)

	Twelve Week Periods Ended		Forty Week Periods Ended

	October 4, 2003	October 5, 2002	October 4, 2003	October 5, 2002

	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net income, as reported	$45,164	$28,363	$93,663	$56,400
Deduct: Total stock-based employee compensation expense
determined under fair value based method for all awards, net
of related tax effects	(775)	(493)	(2,304)	(1,353)

Pro forma net income	$44,389	$27,870	$91,359	$55,047

Net income per share:
Basic, as reported	$1.23	$0.80	$2.58	$1.62
Basic, pro forma	1.21	0.78	2.51	1.58
Diluted, as reported	1.20	0.77	2.52	1.57
Diluted, pro forma	1.18	0.76	2.46	1.53

        In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” Interpretation No. 46 prescribes how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. This interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Interpretation No. 46 is effective immediately for variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The interpretation applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not have interests in variable interest entities; therefore, the adoption of Interpretation No. 46 will have no impact on its financial position or results of operations.

        In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company adopted this statement during third quarter of fiscal 2003 with no impact to its financial position or results of operations.

        In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes additional standards on how to classify and measure certain financial instruments with characteristics of both liabilities and equity, which under previous guidance were accounted for as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 or otherwise for interim periods beginning after June 15, 2003. The Company adopted this statement during third quarter of fiscal 2003 with no impact to its financial position or results of operations.

        Reclassifications

        Certain 2002 amounts have been reclassified to conform with their 2003 presentation.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 4, 2003 and October 5, 2002
(in thousands, except per share and per store data)

2.     Closed Store and Restructuring Liabilities:

        The Company continually reviews the operating performance of its existing store locations and closes certain locations identified as under performing. Closing an under performing location does not result in the elimination of the operations and associated cash flows from the Company’s ongoing operations as the Company transfers those operations to another location in the local market. Accordingly, the Company maintains closed store liabilities that include liabilities for these exit activities and liabilities assumed through past acquisitions that are similar in nature but recorded by the acquired companies prior to acquisition. The Company also maintains restructuring liabilities recorded through purchase accounting that reflect costs of the plan to integrate the acquired operations into the Company’s business. These integration plans relate to the operations acquired in the fiscal 1998 merger with Western Auto Supply Company, or Western, and the fiscal 2001 acquisition of Discount. The following table presents a summary of the activity for both of these liabilities:

	Severance	Relocation	Other Exit Costs	Total

Closed Store Liabilities, December 28, 2002	$–	$–	$8,892	$8,892
New provision	–	–	522	522
Change in estimate	–	–	1,462	1,462
Reserves settled from cash	–	–	(4,148)	(4,148)

Closed Store Liabilities, October 4, 2003 (unaudited)	–	–	6,728	6,728

Restructuring Liabilities, December 28, 2002	1,652	25	2,626	4,303
Change in estimate	–	–	(888)	(888)
Reserves settled from cash	(947)	(16)	(354)	(1,317)

Restructuring Liabilities, October 4, 2003 (unaudited)	705	9	1,384	2,098

Total Closed Store and Restructuring Liabilities
at October 4, 2003 (unaudited)	$705	$9	$8,112	$8,826

        New provisions established for closed store liabilities include the present value of the remaining lease obligations and management’s estimate of future costs of insurance, property tax and common area maintenance reduced by the present value of estimated revenues from subleases and are established by a charge to selling, general and administrative costs in the accompanying condensed consolidated statements of operations at the time the facilities actually close. The Company currently uses discount rates ranging from 5.0% to 7.8% for estimating these liabilities.

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

        Changes in estimates associated with restructuring liabilities result in adjustments to the carrying value of property and equipment, net on the accompanying condensed consolidated balance sheets and do not affect the Company’s condensed consolidated statement of operations. The liabilities are recorded in accrued expenses (current portion) and other long-term liabilities (long-term portion) in the accompanying condensed consolidated balance sheets.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 4, 2003 and October 5, 2002
(in thousands, except per share and per store data)

        The following table presents the Company’s stores identified in 2001, 2002 and 2003 for closure or relocation which had yet to be closed or relocated at December 28, 2002 and October 4, 2003 and the stores the Company closed and relocated during the forty weeks ended October 4, 2003:

	2001	2002	2003

Remaining stores to be closed or relocated at December 28, 2002	1	19	–
Stores identified to be closed or relocated during 2003	–	–	16
Stores closed or relocated during 2003:
Stores permanently closed	–	(5)	(5)
Stores closed and subsequently relocated	(1)	(10)	(11)

	(1)	(15)	(16)

Remaining stores to be closed or relocated at October 4, 2003	–	4	–

3.     Receivables:

        Receivables consist of the following:

	October 4, 2003	December 28, 2002

	(unaudited)
Trade:
Wholesale	$4,561	$7,042
Retail	24,991	18,810
Vendor	59,399	67,057
Installment	11,567	15,409
Employees	435	749
Other	1,757	2,472

Total receivables	102,710	111,539
Less - Allowance for doubtful accounts	(9,882)	(8,965)

Receivables, net	$92,828	$102,574

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 4, 2003 and October 5, 2002
(in thousands, except per share and per store data)

4.     Inventories, net:

        Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out (“LIFO”) method. An actual valuation of inventory under the LIFO method can be made only at the end of each fiscal year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must be based on management’s estimates of expected fiscal year-end inventory levels and costs. The Company capitalizes certain purchasing and warehousing costs into inventory. Purchasing and warehousing costs included in inventory at October 4, 2003 and December 28, 2002 were $71,127 and $69,160, respectively.

        The following table sets forth inventories at October 4, 2003 and December 28, 2002:

	October 4, 2003	December 28, 2002

	(unaudited)
Inventories at FIFO	$1,040,325	$988,856
Adjustments to state inventories at LIFO	62,240	59,947

Inventories at LIFO	$1,102,565	$1,048,803

        Replacement cost approximated FIFO cost at October 4, 2003 and December 28, 2002.

        Inventory quantities are tracked through a perpetual inventory system. The Company uses a cycle counting program in all distribution centers, Parts Delivered Quickly warehouses, or PDQs, Local Area Warehouses, or LAWs, and retail stores to ensure the accuracy of the perpetual inventory quantities. The Company establishes reserves for estimated shrink based on historical accuracy of the cycle counting program. The Company also establishes reserves for potentially excess and obsolete inventories based on current inventory levels of discontinued product, which are anticipated to be returned to vendors for less than full credit, and the historical analysis of the liquidation of discontinued inventory below cost. The nature of the Company’s inventory is such that the risk of obsolescence is minimal and excess inventory has historically been returned to the Company’s vendors for credit. The Company’s reserves against inventory for these matters were $12,129 and $12,435 at October 4, 2003 and December 28, 2002, respectively.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 4, 2003 and October 5, 2002
(in thousands, except per share and per store data)

5.     Long-term Debt:

        Long-term debt consists of the following:

	October 4, 2003	December 28, 2002

Senior Debt:	(unaudited)
Tranche A, Senior Secured Term Loan at variable interest
rates (3.88% at October 4, 2003), due November 2006	$55,573	$82,989
Tranche A-1, Senior Secured Term Loan at variable interest
rates (3.93% at October 4, 2003), due November 2006	50,224	–
Tranche C, Senior Secured Term Loan at variable interest
rates (3.89% at October 4, 2003), due November 2007	166,139	248,099
Tranche C-1, Senior Secured Term Loan at variable interest
rates (3.88% at October 4, 2003), due November 2007	184,153	–
Revolving facility at variable interest rates
(3.88% at October 4, 2003), due November 2006	–	1,700
Subordinated Debt:
Senior subordinated notes payable, interest due semi-annually
at 10.25%, due April 2008 (redeemed April 2003)	–	151,450
Senior subordinated notes payable, interest due semi-annually at 10.25%, due April 2008, face amount of $174,365
less unamortized discount of $10,912 at December 28, 2002
(redeemed April 2003)	–	163,453
Senior discount debentures, interest at 12.875%, due April 2009, face amount of $91,050 less unamortized discount of
$3,219 at December 28, 2002 (redeemed April 2003)	–	87,831

	456,089	735,522
Less: Current portion of long-term debt	–	(10,690)

Long-term debt, excluding current portion	$456,089	$724,832

        In March 2003, the tranche A-1 term loan facility of $75,000 and tranche C-1 term loan facility of $275,000 were added. These incremental facilities were used to complete the redemption of the Company’s outstanding senior subordinated notes and senior discount debentures on April 15, 2003. During the third quarter of fiscal 2003, the Company repaid $80,000 million of its term loans under the senior credit facility. In conjunction with this redemption and partial repayment, the Company recognized a loss on extinguishment of debt of $125 and $47,266 in the accompanying condensed consolidated statements of operations for the twelve and forty weeks ended October 4, 2003, respectively. At October 4, 2003, the senior credit facility provided for (1) $456,089 in term loans (as detailed above) and (2) $160,000 under a revolving credit facility (which provides for the issuance of letters of credit with a sublimit of $35,000). As of October 4, 2003, the Company had $23,085 in letters of credit outstanding, which reduced availability under the senior credit facility to $136,915.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 4, 2003 and October 5, 2002
(in thousands, except per share and per store data)

        The Company’s voluntary prepayment of its term loans during the third quarter resulted in the following amended amortization schedule:

Total

November 2004	22,220
May 2005	24,605
November 2005	24,605
May 2006	24,605
November 2006	24,605
May 2007	2,969
November 2007	332,480

Total	$456,089

        Under the senior credit facility, the Company is required to comply with financial covenants with respect to limits on annual capital expenditures, a maximum leverage ratio, a minimum interest coverage ratio, a minimum current assets to funded senior debt ratio and a maximum senior leverage ratio. The Company was in compliance with the above covenants under the senior credit facility at October 4, 2003.

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

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 4, 2003 and October 5, 2002
(in thousands, except per share and per store data)

	Twelve Week Periods Ended

October 4, 2003 (unaudited)	Advance	Retail	Wholesale	Eliminations	Totals

Net sales	$–	$839,101	$10,222	$–	$849,323
(Loss) income before (benefit) provision
for income taxes	(34)	73,312	154	–	73,432
Segment assets (a)	327	2,009,279	12,286	(10,643)	2,011,249

October 5, 2002 (unaudited)	Advance	Retail	Wholesale	Eliminations	Totals

Net sales	$–	$772,723	$15,939	$–	$788,662
(Loss) income before (benefit) provision
for income taxes	(2,553)	46,879	2,020	–	46,346
Segment assets (a)	15,112	2,072,626	27,698	(32,233)	2,083,203

	Forty Week Periods Ended

October 4, 2003 (unaudited)	Advance	Retail	Wholesale	Eliminations	Totals

Net sales	$–	$2,672,417	$49,611	$–	$2,722,028
(Loss) income before (benefit) provision
for income taxes	(10,407)	161,994	704	–	152,291
Segment assets (a)	327	2,009,279	12,286	(10,643)	2,011,249

October 5, 2002 (unaudited)	Advance	Retail	Wholesale	Eliminations	Totals

Net sales	$–	$2,514,945	$70,521	$–	$2,585,466
(Loss) income before (benefit) provision
for income taxes	(11,064)	100,003	3,219	–	92,158
Segment assets (a)	15,112	2,072,626	27,698	(32,233)	2,083,203

(a)        Excludes investment in and equity in net earnings or losses of subsidiaries.

7.     Subsequent Events:

        On October 6, 2003, the Company announced that it will no longer supply merchandise and services to its wholesale distribution network of approximately 350 independent Western Auto dealers and other independent retailers. Due to the wide variety of products supplied to the dealers and the reduced concentration of stores spread over a wide geographic area, it has become difficult to serve these dealers effectively. This business was part of the purchase of Western Auto Supply Company from Sears, Roebuck & Co. in 1998 and has been reported as the wholesale segment since that point. The operating results of the wholesale segment along with any exit costs incurred as a result of the discontinuance will be reported as discontinued operations beginning in the fourth quarter of 2003, including the comparative historical operating results. In addition to these results, the Company expects to record certain expenses during the fourth quarter associated with discontinuing the wholesale distribution network, which will also be presented as discontinued operations.

        On October 29, 2003, the Company announced its board of directors had declared a two-for-one stock split to be effected in the form of a dividend. The dividend shares will be distributed on January 2, 2004 to stockholders of record on December 11, 2003. Accordingly, the effect of the stock split will be reflected in the Company’s consolidated balance sheet and earnings per share calculations beginning in the fourth quarter of fiscal 2003 and will be retroactively applied to all periods presented. The following table reflects the pro-forma effect of the stock split.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 4, 2003 and October 5, 2002
(in thousands, except per share and per store data)

	Twelve Week Periods Ended		Forty Week Periods Ended

	October 4, 2003	October 5, 2002	October 4, 2003	October 5, 2002

Net income	$45,164	$28,363	$93,663	$56,400

Net income per share:
Basic	$1.23	$0.80	$2.58	$1.62
Diluted	1.20	0.77	2.52	1.57

Average common shares outstanding	36,825	35,673	36,372	34,851
Dilutive effect of stock options	949	1,052	832	1,163

Average common shares outstanding - assuming dilution	37,774	36,725	37,204	36,014

Proforma net income per share:
Basic	$0.61	$0.40	$1.29	$0.81
Diluted	0.60	0.39	1.26	0.78

Average common shares outstanding	73,650	71,346	72,744	69,702
Dilutive effect of stock options	1,898	2,104	1,664	2,326

Average common shares outstanding - assuming dilution	75,548	73,450	74,408	72,028

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

        We operate in the United States automotive aftermarket industry, which includes replacement parts (excluding tires), accessories, maintenance items, batteries and automotive chemicals for cars and light trucks (pick-ups, vans, minivans and sport utility vehicles). We are the second largest specialty retailer of automotive parts, accessories and maintenance items to do-it-yourself, or DIY, customers in the United States, based on store count and sales. We are currently the largest specialty retailer of automotive products in the majority of the states in which we operate, based on store count. At October 4, 2003, we had 2,460 stores operating under the “Advance Auto Parts,” “Advance Discount Auto Parts,” and “Discount Auto Parts” trade names in 38 states in the Northeastern, Southeastern and Midwestern regions of the United States. We also had 36 stores operating under the “Western Auto” trade name primarily located in Puerto Rico and the Virgin Islands.

        Our combined operations are conducted in two operating segments, retail and wholesale. The retail segment consists of our retail operations operating under the trade names “Advance Auto Parts”, “Advance Discount Auto Parts” and “Discount Auto Parts” in the United States and “Western Auto” primarily located in Puerto Rico and the Virgin Islands. Our wholesale segment includes a wholesale distribution network which provides distribution services of automotive parts, accessories and specialty items to approximately 350 independently owned dealer stores in 39 states primarily operating under the “Western Auto” trade name.

        On October 6, 2003, we announced that we will no longer supply merchandise and services to our wholesale distribution network of approximately 350 independent Western Auto dealers and other independent retailers. This business is reported in the wholesale segment. The operating results of the wholesale segment will be reported as discontinued operations beginning in the fourth quarter of 2003, including the comparative historical operating results.

Critical Accounting Policies

        Due to the implementation of Statement of Financial Accounting Standard, or SFAS, No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” in 2003, we changed our accounting policy related to the timing of the recognition of closed store provisions. Currently, a provision is recognized for the estimated future minimum lease payments, common area maintenance and taxes when a store location is closed. These provisions were previously recognized once the store location was identified to be closed. For a complete discussion regarding our critical accounting policies, refer to our annual report on Form 10-K for the fiscal year ended December 28, 2002.

Components of Statement of Operations

Net Sales

        Net sales consist primarily of comparable store sales, new store net sales, service net sales, net sales to the wholesale dealer network and finance charges on installment sales. Comparable store sales is calculated based on the change in net sales starting once a store has been opened for 13 complete accounting periods (each accounting period represents four weeks). Relocations are included in comparable store sales from the original date of opening. Stores acquired in the Discount acquisition were included in the comparable stores sales calculation beginning in December 2002, which was 13 complete accounting periods after the acquisition date of November 28, 2001. We do not include net sales from the 36 Western Auto retail stores in the comparable store sales calculation as a result of their unique product offerings, including specialty merchandise and services.

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

Selling, General and Administrative Expenses

        Selling, general and administrative expenses are comprised of store payroll, store occupancy (including rent), net advertising expenses, other store expenses and general and administrative expenses, including salaries and related benefits of corporate team members, administrative office expenses, data processing, professional expenses and other related expenses including expenses associated with merger and integration. We lease a significant portion of our stores.

Results of Operations

        The following table sets forth certain of our operating data expressed as a percentage of net sales for the periods indicated.

	Twelve Week Periods Ended		Forty Week Periods Ended
	(unaudited)		(unaudited)

	October 4, 2003	October 5, 2002	October 4, 2003	October 5, 2002

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	54.2	55.7	54.5	56.1

Gross profit	45.8	44.3	45.5	43.9
Selling, general and administrative expenses	36.5	36.4	37.0	37.4

Operating income	9.3	7.9	8.5	6.5
Interest expense	(0.7)	(2.0)	(1.2)	(2.4)
Loss on extinguishment of debt	0.0	0.0	(1.7)	(0.5)
Other income, net	$0.0	$0.0	$0.0	$0.0
Provision for income taxes	3.3	2.3	2.2	1.4

Net income	5.3%	3.6%	3.4%	2.2%

Twelve Weeks Ended October 4, 2003 Compared to Twelve Weeks Ended October 5, 2002

        Net sales for the twelve weeks ended October 4, 2003 were $849.3 million, an increase of $60.7 million, or 7.7%, over net sales for the twelve weeks ended October 5, 2002. Net sales for the retail segment increased $66.4 million, or 8.6%, to $839.1 million. The net sales increase for the retail segment was due to an increase in the comparable store sales of 3.1% and contributions from new stores opened within the last year. The comparable store sales increase was a result of growth in both the DIY and DIFM market segments and the continued maturation of new stores. Net sales for the wholesale segment decreased $5.7 million during the twelve weeks ended October 4, 2003. This decrease was a result of the continued decline in the number of dealer stores we serviced and lower average sales to each dealer.

        During the twelve weeks ended October 4, 2003, we opened 19 new stores, relocated 6 stores and closed 5 stores, bringing the total number of retail stores to 2,496. As of October 4, 2003, we had 1,546 stores participating in our commercial delivery program, as a result of adding 69 net programs during the twelve weeks ended October 4, 2003.

        Gross profit for the twelve weeks ended October 4, 2003 was $388.7 million, or 45.8% of net sales, as compared to $349.7 million, or 44.3% of net sales, for the twelve weeks ended October 5, 2002. The increase in gross profit as a percentage of net sales reflected benefits realized from our category management initiatives and the continued leveraging of our logistics costs. The gross profit for the retail segment was $386.9 million, or 46.1% of net sales, for the twelve weeks ended October 4, 2003, as compared to $346.8 million, or 44.9% of net sales, for the twelve weeks ended October 5, 2002.

        Selling, general and administrative expenses increased to $309.4 million, or 36.5% of net sales, for the twelve weeks ended October 4, 2003, from $287.1 million, or 36.4% of net sales, for the twelve weeks ended October 5, 2002. The net increase in selling, general and administrative expenses as a percentage of net sales is primarily a result of a 0.4% increase in advertising to grow our brand recognition and a 0.4% increase in store labor from expanded customer service levels offset by an 0.8% decrease in merger and integration expenses related to the integration of Discount. These integration expenses are related to, among other things, overlapping adminsitrative functions and store conversion expenses. The decrease in merger and integration expenses was anticipated as we near the completion of the Discount integration in 2003.

        Interest expense for the twelve weeks ended October 4, 2003 was $5.9 million, or 0.7% of net sales, as compared to $16.0 million, or 2.0% of net sales, for the twelve weeks ended October 5, 2002. The decrease in interest expense is a result of both lower overall interest rates and reduced debt levels for the twelve weeks ended October 4, 2003 as compared to the twelve weeks ended October 5, 2002.

        Income tax expense for the twelve weeks ended October 4, 2003 was $28.3 million, as compared to $18.0 million for the twelve weeks ended October 5, 2002. Our effective income tax rate decreased to 38.5% for the twelve weeks ended October 4, 2003, from 38.8% for the twelve weeks ended October 5, 2002.

        We recorded net income of $45.2 million, or $1.20 per diluted share, for the twelve weeks ended October 4, 2003, as compared to $28.4 million, or $0.77 per diluted share, for the twelve weeks ended October 5, 2002. As a percentage of net sales, net income for the twelve weeks ended October 4, 2003 was 5.3%, as compared to 3.6% for the twelve weeks ended October 5, 2002. The effect of the expenses associated with merger and integration and loss on extinguishment of debt on net income was $1.6 million, or $0.04 per diluted share, for the twelve weeks ended October 4, 2003 and $5.3 million, or $0.15 per diluted share, for the twelve weeks ended October 5, 2002.

Forty Weeks Ended October 4, 2003 Compared to Forty Weeks Ended October 5, 2002

        Net sales for the forty weeks ended October 4, 2003 were $2,722.0 million, an increase of $136.6 million, or 5.3%, over net sales for the forty weeks ended October 5, 2002. Net sales for the retail segment increased $157.5 million, or 6.3%, to $2,672.4 million. The net sales increase for the retail segment was due to an increase in the comparable store sales of 2.0% and contributions from new stores opened within the last year. The comparable store sales increase was a result of growth in both the DIY and DIFM market segments and the continued maturation of new stores. Net sales for the wholesale segment decreased $20.9 million during the forty weeks ended October 4, 2003. This decrease was a result of the continued decline in the number of dealer stores we serviced and lower average sales to each dealer.

        During the forty weeks ended October 4, 2003, we opened 79 new stores, relocated 24 stores and closed 18 stores, bringing the total number of retail stores to 2,496. As of October 4, 2003, we had 1,546 stores participating in our commercial delivery program, as a result of adding 135 net programs during the forty weeks ended October 4, 2003.

        Gross profit for the forty weeks ended October 4, 2003 was $1,237.8 million, or 45.5% of net sales, as compared to $1,135.2 million, or 43.9% of net sales, for the forty weeks ended October 5, 2002. The increase in gross profit as a percentage of net sales reflected benefits realized from our category management initiatives and the continued leveraging of our logistics costs. The gross profit for the retail segment was $1,230.4 million, or 46.0% of net sales, for the forty weeks ended October 4, 2003, as compared to $1,123.8 million, or 44.7% of net sales, for the forty weeks ended October 5, 2002.

        Selling, general and administrative expenses increased to $1,006.0 million, or 37.0% of net sales, for the forty weeks ended October 4, 2003, from $967.0 million, or 37.4% of net sales, for the forty weeks ended October 5, 2002. The net decrease in selling, general and administrative expenses as a percentage of net sales is primarily a result of a 0.2% increase in store labor partially driven by our third quarter initiative to expand customer service and a 0.1% increase in advertising partially driven by our third quarter increase initiated to grow our brand recognition offset by a 0.7% decrease in merger and integration expenses related to the integration of Discount. These integration expenses are related to, among other things, overlapping administrative functions and store conversion expenses. The decrease in merger and integration expenses was anticipated as we near the completion of the Discount integration in 2003.

        Interest expense for the forty weeks ended October 4, 2003 was $32.7 million, or 1.2% of net sales, as compared to $62.7 million, or 2.4% of net sales, for the forty weeks ended October 5, 2002. The decrease in interest expense is a result of both lower overall interest rates and reduced debt levels for the forty weeks ended October 4, 2003 as compared to the forty weeks ended October 5, 2002.

        During the forty weeks ended October 4, 2003, we recorded $47.3 million in a loss on extinguishment of debt. This loss reflects the write-off of deferred loan costs and premiums paid to redeem our senior subordinated notes and senior discount debentures during the first quarter fiscal 2003, and also includes the related financing costs associated with amending our senior credit facility to finance this redemption. Additionally, this loss includes the ratable portion of deferred loans costs associated with the partial repayment of our term loans during the second and third quarters of fiscal 2003.

        Income tax expense for the forty weeks ended October 4, 2003 was $58.6 million, as compared to $35.8 million for the forty weeks ended October 5, 2002. Our effective income tax rate decreased to 38.5% for the forty weeks ended October 4, 2003, from 38.8% for the forty weeks ended October 5, 2002.

        We recorded net income of $93.7 million, or $2.52 per diluted share, for the forty weeks ended October 4, 2003, as compared to $56.4 million, or $1.57 per diluted share, for the forty weeks ended October 5, 2002. As a percentage of net sales, net income for the forty weeks ended October 4, 2003 was 3.4%, as compared to 2.2% for the forty weeks ended October 5, 2002. The effect of the expenses associated with merger and integration and loss on extinguishment of debt on net income was $34.5 million, or $0.93 per diluted share, for the forty weeks ended October 4, 2003 and $24.9 million, or $0.69 per diluted share, for the forty weeks ended October 5, 2002.

Liquidity and Capital Resources

        At October 4, 2003, we had outstanding indebtedness consisting of borrowings of $456.1 million under our senior credit facility. Additionally, we had $23.1 million in letters of credit outstanding, which reduced our availability under the revolving credit facility to $136.9 million.

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

        Our future capital requirements will depend on the number of new stores we open or acquire and the timing of those openings or acquisitions within a given year. We anticipate adding approximately 125 stores during fiscal 2003 through new store openings and selective acquisitions, of which 79 had been added as of October 4, 2003.

        Historically, we have negotiated extended payment terms from suppliers that help finance inventory growth, and we believe that we will be able to continue financing much of our inventory growth through such extended payment terms. We anticipate that inventory levels will continue to increase primarily as a result of new store openings.

        Our capital expenditures were $70.3 million for the forty weeks ended October 4, 2003. These amounts related to the new store openings, the upgrade of our information systems, remodels and relocations of existing stores, including our physical conversion of Discount stores, and capitalizable store improvements. During the remainder of 2003, we anticipate that our capital expenditures will be approximately $24.7 million.

        As part of normal operations, we continually review the operating performance of existing store locations and close certain locations identified as under performing. Closing an under performing location does not result in the elimination of the operations and associated cash flows from our ongoing operations as we transfer those operations to another location in the local market. The following table presents the stores we identified in 2001, 2002 and 2003 for closure or relocation, which had yet to be closed or relocated at December 28, 2002 and October 4, 2003 and the stores we closed and relocated during the forty weeks ended October 4, 2003:

	2001	2002	2003

Remaining stores to be closed or relocated at December 28, 2002	1	19	–
Stores identified to be closed or relocated during 2003	–	–	16
Stores closed or relocated during 2003:
Stores permanently closed	–	(5)	(5)
Stores closed and subsequently relocated	(1)	(10)	(11)

	(1)	(15)	(16)

Remaining stores to be closed or relocated at October 4, 2003	–	4	–

        In addition to the reserves established for the store activity above, the Western merger and Discount acquisition resulted in restructuring liabilities recorded in purchase accounting for the closure of certain stores, severance and relocation costs and other facility exit costs. Through these acquisitions, we also assumed certain closed store liabilities previously recorded by these companies. At October 4, 2003, the closed store and restructuring reserves collectively had a remaining balance of $8.8 million, of which $3.7 million is recorded as a current liability. These reserves are utilized through the settlement of the corresponding liabilities with cash provided by operations and therefore do not affect our consolidated statement of operations.

        As a result of Western merger and Discount acquisition, we also assumed deferred compensation liabilities previously recorded by these companies. At October 4, 2003, the total liability for the deferred compensation plans was $2.9 million, of which $1.0 million, is recorded as a current liability. The classification for deferred compensation is determined by payment terms elected by plan participants, primarily former Western team members, which can be changed upon 12 months’ notice.

        We provide certain health care and life insurance benefits for eligible retired team members through our postretirement plan. Our accrued benefit cost related to this plan was $18.0 million and $19.1 million at October 4, 2003 and December 28, 2002, respectively. The plan has no assets and is funded on a cash basis as benefits are paid/incurred. The discount rate that we utilize for determining our postretirement benefit obligation is actuarily determined. The discount rate utilized at December 28, 2002 was 6.75%, and remained unchanged through the forty weeks ended October 4, 2003. We reserve the right to change or terminate the benefits or contributions at any time. We also continue to evaluate ways in which we can better manage these benefits and control costs. Any changes in the plan or revisions to assumptions that affect the amount of expected future benefits may have a significant impact on the amount of the reported obligation and annual expense.

        We expect that funds provided from operations and available borrowings under our revolving credit facility at October 4, 2003, will provide sufficient funds to operate our business, make expected capital expenditures, finance our closed store and restructuring activities, complete the physical conversion of the remaining Discount store locations and fund future debt service on our senior credit facility over the next 12 months.

        For the forty weeks ended October 4, 2003, net cash provided by operating activities was $360.2 million. Of this amount, $93.7 million was provided by net income and $99.9 million was provided as a result of a net decrease in working capital and other long-term assets and liabilities. Significant items added back for operating cash flow purposes include depreciation and amortization of $77.5 million, amortization of bond discounts and deferred debt issuance costs of $4.9 million, provision for deferred income taxes of $36.9 million and loss on extinguishment of debt of $47.3 million. Net cash used for investing activities was $58.2 million and was comprised primarily of capital expenditures. Net cash used in financing activities was $266.1 million and was comprised primarily of a $283.1 million decrease in our net borrowings, $36.9 million of expenses to complete the redemption of our senior subordinated notes and senior discount debentures in April 2003, offset by proceeds from the exercise of stock options of $24.4 million.

        Our future contractual obligations related to long-term debt and operating leases at October 4, 2003 were as follows:

Contractual Obligations at October 4, 2003	Total	Fiscal 2003	Fiscal 2004	Fiscal 2005	Fiscal 2006	Fiscal 2007	Thereafter

Long-term Debt	$456,089	$–	$22,220	$49,210	$49,210	$335,449	$–
Operating Leases	$938,010	$26,799	$150,108	$129,497	$112,458	$96,854	$422,294

Long Term Debt

        The tranche A-1 term loan facility of $75,000 and tranche C-1 term loan facility of $275,000 were added in March 2003. These incremental facilities were used to complete the redemption of our senior subordinated notes and senior discount debentures on April 15, 2003. At October 4, 2003, our senior credit facility consisted of (1) a tranche A term loan facility with a balance of approximately $55.6 million, a tranche A-1 term loan facility with a balance of $50.2 million, a tranche C term loan facility with a balance of $166.1 million and a tranche C-1 term loan facility with a balance of $184.2 million, and (2) a $160 million revolving credit facility (which provides for the issuance of letters of credit with a sublimit of $35 million). During the third quarter of fiscal 2003, we repaid $80.0 million of our term loans under the senior credit facility. As of October 4, 2003, we had $23.1 million in letters of credit outstanding, which reduced availability under the credit facility to $136.9 million.

        We are required to comply with financial covenants in the senior credit facility with respect to (a) limits on annual aggregate capital expenditures, (b) a maximum leverage ratio, (c) a minimum interest coverage ratio, (d) a ratio of current assets to funded senior debt and (e) a maximum senior leverage ratio. We were in compliance with the above covenants under the senior credit facility at October 4, 2003. For additional information regarding our senior credit facility, refer to our annual report on Form 10-K for the fiscal year ended December 28, 2002.

Seasonality

        Our business is somewhat seasonal in nature, with the highest sales occurring in the spring and summer months. In addition, our business can be affected by weather conditions. While unusually heavy precipitation tends to soften sales as elective maintenance is deferred during such periods, extremely hot and cold weather tends to enhance sales by causing parts to fail.

New Accounting Pronouncements

        In April 2002, the Financial Accounting Standards Board, or FASB, issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections.” As a result of rescinding FASB Statement No. 4, “Reporting Gains Losses from Extinguishment of Debt,” gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in Accounting Principles Board, or APB, Opinion No. 30. This statement also amends FASB Statement No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Additional amendments include changes to other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The Company adopted SFAS No. 145 during the first quarter of fiscal 2003. For the twelve week periods ended October 4, 2003 and October 5, 2002, the Company recorded losses on the extinguishment of debt of $0.1 million and $0.5 million, respectively. For the forty week periods ended October 4, 2003 and October 5, 2002, the Company recorded losses on the extinguishment of debt of $47.3 million and $14.2 million, respectively.

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

        In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” Interpretation No. 46 prescribes how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. This interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Interpretation No. 46 is effective immediately for variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The interpretation applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. We do not have interests in variable interest entities; therefore, the adoption of Interpretation No. 46 will have no impact on our financial position or results of operations.

        In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. We adopted this statement during third quarter of fiscal 2003 with no impact on our financial position or results of operations.

        In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes additional standards on how to classify and measure certain financial instruments with characteristics of both liabilities and equity, which under previous guidance were accounted for as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 or otherwise for interim periods beginning after June 15, 2003. We adopted this statement during third quarter of fiscal 2003 with no impact on our financial position or results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

        We are exposed to cash flow risk due to changes in interest rates with respect to our long-term debt. While we cannot predict the impact that interest rate movements will have on our debt, exposure to rate changes is managed through the use of variable rate debt and hedging activities. Our variable rate debt is primarily vulnerable to movements in the LIBOR rate. Our future exposure to interest rate risk increased during the forty weeks ended October 4, 2003 due to the addition of variable rate debt and subsequent redemption of our fixed rate senior subordinated notes and senior discount debentures, all offset by decreased interest rates, a reduction in overall debt levels and the addition of the two interest rate swaps entered during the first quarter.

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

        The table below presents principle cash flows and related weighted average interest rates on our long-term debt outstanding at October 4, 2003 by expected maturity dates. Additionally, the table includes the notional amounts of our debt hedged and the impact of the anticipated average pay and receive rates of our hedges through their maturity dates. Expected maturity dates approximate contract terms. Weighted average variable rates are based on implied forward rates in the yield curve at October 4, 2003, as adjusted by the limitations of the hedge agreement. Implied forward rates should not be considered a predictor of actual future interest rates.

	Fiscal 2003	Fiscal 2004	Fiscal 2005	Fiscal 2006	Fiscal 2007	Total	Fair Market Liability

Long-term debt:	(dollars in thousands)

Variable rate	$–	$22,220	$49,210	$49,210	$335,449	$456,089	$456,089
Weighted average interest rate	3.9%	4.3%	5.8%	6.9%	7.7%	5.3%	–

Interest rate swap:

Variable to fixed	$125,000	$125,000	$125,000	$75,000	$–	$125,000	$348
Average pay rate	0.9%	0.5%	–	–	–	0.7%	–
Average receive rate	–	–	0.8%	1.5%	–	0.9%	–

Interest rate collar:

Variable to fixed	$150,000	$150,000	$–	$–	$–	$150,000	$636
Average pay rate	0.4%	0.2%	–	–	–	0.3%	–
Average receive rate	–	–	–	–	–	–	–

ITEM 4.	CONTROLS AND PROCEDURES

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

PART II.    OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

            (a)     Exhibits:

3.1(1)	Restated Certification of Incorporation of Advance Auto Parts, Inc.

3.2(1)	Bylaws of Advance Auto Parts, Inc.

4.1(2)	Amended and Restated Stockholders’ Agreement dated as of November 2, 1998,as amended, among FS Equity Partners IV, L.P., Ripplewood Partners, L.P., Ripplewood Advance Auto Parts Employee Fund I L.L.C., Nicholas F. Taubman, Arthur Taubman Trust dated July 13, 1964, WA Holding Co. and Advance Auto Parts, Inc., as successor in interest to Advance Holding Corporation (including the Terms of the Registration Rights of the Common Stock).

10.45	Severance Agreement and Amendment to Employment and Non-Competition Agreement dated August 15, 2003 among Advance Auto Parts, Inc. and Advance Stores Company, Incorporated and David R. Reid.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            (b)    Reports on Form 8-K.

(i)	On August 6, 2003, we furnished a current report on Form 8-K under Item 12 thereof relating to the issuance of a press release announcing our operating results for the second quarter ended July 12, 2003.

(ii)	On August 15, 2003, we filed a current report on Form 8-K under Item 9 thereof relating to the issuance of a press release announcing the promotion of four of our senior executives.

(iii)	On August 22, 2003, we filed a current report on Form 8-K under Item 9 thereof relating to the sale by a stockholder of 1.5 million shares of our common stock.

(iv)	On September 8, 2003, we filed a current report on Form 8-K under Item 9 thereof relating to the sale by a stockholder of 1.25 million shares of our common stock.

(1)	Filed on August 31, 2001 as an exhibit to Registration Statement on Form S-4 (No. 333-68858) of Advance Auto Parts, Inc.

(2)	Filed on February 6, 2002 as an exhibit to Registration Statement on Form S-1 (No. 333-82298) of Advance Auto Parts, Inc.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCE AUTO PARTS, INC.

November 6, 2003	BY:	/s/ Jeffrey T. Gray

Jeffrey T. Gray Senior Vice President and Chief Financial Officer
(as principal accounting officer)

S-1