Form 10-K
period 2004-01-03
ADVANCE AUTO PARTS INC
filed 2004-03-12
CIK 1158449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 3, 2004
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

        As of March 10, 2004, the registrant had outstanding 73,917,354 shares of Common Stock, par value $0.0001 per share (the only class of common equity of the registrant outstanding).

         As of July 11, 2003, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the 55,308,846 shares of Common Stock held by non-affiliates of the registrant (excluding, for this purpose, shares held by executive officers, directors or 10% stockholders) was $1,756,332,405, based on the last sales price of the Common Stock on July 11, 2003 as reported by the New York Stock Exchange.

Documents Incorporated by Reference:

Portions of the definitive proxy statement of the registrant to be filed within 120 days of January 3, 2004, pursuant to Regulation 14 A under the Securities Exchange Act of 1934, for the 2003 Annual Meeting of Stockholders to be held on May 19, 2004, are incorporated by reference into Part III.

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

        We assume no obligations to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. In evaluating forward-looking statements, you should consider these risks and uncertainties, together with the other risks described from time to time in our other reports and documents filed with the Securities and Exchange Commission, and you should not place undue reliance on those statements.

PART I

Item 1.    Business.

        Unless the context otherwise requires, “Advance,” “we,” “us,” “our,” and similar terms refer to Advance Auto Parts, Inc., its predecessor, its subsidiaries and their respective operations. Our fiscal year consists of 52 or 53 weeks ending on the Saturday closest to December 31 of each year. Fiscal 2003 included 53 weeks of operations. All other fiscal years presented included 52 weeks of operations.

Overview

        We primarily operate within the United States automotive aftermarket industry, which includes replacement parts (excluding tires), accessories, maintenance items, batteries and automotive chemicals for cars and light trucks (pickup trucks, vans, minivans and sport utility vehicles). We currently are the second largest specialty retailer of automotive parts, accessories and maintenance items to “do-it-yourself,” or DIY, customers in the United States, based on store count and sales. Our combined operations are now conducted in our retail operating segment subsequent to the discontinuation of the wholesale distribution network in 2003.

        We were formed in 1929 and operated as a retailer of general merchandise until the 1980s. During the 1980s, we sharpened our focus to target sales of automotive parts and accessories to DIY customers. From the 1980s to the present, we have grown significantly as a result of strong comparable store sales growth, new store openings and strategic acquisitions, including our 1998 Western Auto Supply Company acquisition and our 2001 acquisition of Discount Auto Parts, or Discount. Additionally, in 1996, we began to aggressively expand our sales to “do-it-for-me,” or DIFM, customers by implementing a commercial delivery program.

        At January 3, 2004, we operated 2,539 stores within the United States, Puerto Rico and the Virgin Islands. We operated 2,503 stores throughout 39 states in the Northeastern, Southeastern and Midwestern regions of the United States. These stores operated primarily under the “Advance Auto Parts” trade name except for the state of Florida, which operated under “Advance Discount Auto Parts” or “Discount Auto Parts” trade names. Our stores offer a broad selection of brand name and proprietary automotive replacement parts, accessories and maintenance items for domestic and imported cars and light trucks, with no significant concentration in any specific area. In addition, we operated 36 stores under the “Western Auto” trade name, located primarily in Puerto Rico and the Virgin Islands, which offer certain home and garden merchandise in addition to automotive parts, accessories and service.

        In addition to our DIY business, we serve DIFM customers via sales to commercial accounts. Sales to DIFM customers represented approximately 16% of our retail sales in 2003 and consisted of sales to both walk-in commercial customers and sales delivered to our commercial customers’ places of business, including independent garages, service stations and auto dealers. At January 3, 2004, we had 1,625 stores with commercial delivery programs.

        We also provide our customers online shopping and access to over 1 million stock keeping units, or SKUs. Our online site allows our customers to pick up merchandise at a conveniently located store or have their purchase shipped directly to their home or business.

        Our Internet address is www.advanceautoparts.com. We make available free of charge through our Internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to the Securities Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Discontinued Operations

        On December 19, 2003, we discontinued the supplying of merchandise to our wholesale distribution network. The wholesale distribution network consisted of independently owned and operated dealer locations, for which we supplied merchandise inventory and certain services. Due to the wide variety of products supplied to the dealers and the reduced concentration of stores spread over a wide geographic area, it had become difficult to serve these dealers effectively. This component of our business operated in the previously reported wholesale segment and, excluding certain allocated and team member benefit expenses of $2.4 million, $3.3 million and $5.5 million for fiscal years 2003, 2002 and 2001, represented the entire results of operations previously reported in that segment. We have classified these operating results as discontinued operations in the accompanying consolidated statements of operations for the fiscal year ended January 3, 2004, December 28, 2002 and December 29, 2001.

Competitive Strengths

        We believe our competitive strengths include the following:

        Leading Market Position.  We compete in both the DIY and DIFM categories of the automotive aftermarket industry. Our primary competitors include national and regional retail automotive parts chains, wholesalers or jobber stores, independent operators, automobile dealers that supply parts, discount stores and mass merchandisers that carry automotive products. Although the number of competitors and level of competition vary by market, both the DIY and DIFM categories are highly fragmented and generally very competitive. We enjoy significant advantages over most of our competitors. We believe we have strong brand recognition and customer traffic in our stores based on our significant marketing activities. In addition, we have purchasing, distribution, marketing and advertising efficiencies due to our economies of scale. In particular, our acquisition of Discount Auto Parts in November 2001 has provided us with the leading market position in Florida, which is especially attractive due to that state’s strong DIY customer demographics.

        Industry Leading Selection of Quality Products.  As the number of automotive replacement parts has proliferated, we believe discount stores and mass merchandisers have had increasing difficulties in maintaining a broad inventory selection that DIY customers demand. We believe this has created a strong competitive advantage for specialty automotive parts retailers, like us, that have the distribution capacity, sophisticated information systems and knowledgeable sales staff needed to offer a broad inventory selection to DIY customers. We offer one of the largest selections of brand name and proprietary automotive parts, accessories and maintenance items in the automotive aftermarket industry. Our stores carry between 16,500 and 26,500 in-store SKUs. We also offer approximately 100,000 additional SKUs that are available on a same-day or overnight basis through our PDQ® and our Master PDQ® distribution systems, including harder-to-find replacement parts.

        Superior Customer Service.  We believe that our customers place significant value on our well-trained sales associates, who offer knowledgeable assistance in product selection and installation, and that this differentiates us from mass merchandisers. We invest substantial resources in the recruiting and training of our employees, who we refer to as team members, and provide formal classroom workshops, seminars and Automotive Service Excellence(TM) certification to build technical, managerial and customer service skills. In addition, we have a performance management process that allows us to align each team member’s goals with our strategic corporate goals. This process has resulted in increased team member retention, which we believe leads to increased customer satisfaction and higher sales, and differentiates us from mass merchandisers.

        Experienced Management Team with Proven Track Record.  The 18 members of our senior management team have an average of 10 years of experience with us and 14 years in the industry and have successfully grown our Company to the second largest specialty retailer of automotive products in the United States. Our management team has accomplished this using a disciplined strategy of growing comparable store sales, opening new stores, increasing the penetration of our commercial delivery program and making selective acquisitions.

Growth Strategy

Our growth strategies consist of the following:

        Increase Our Comparable Store Sales.   We have been among the industry leaders in comparable store sales growth over the last five years, averaging 5.9% annually. We plan to increase our comparable store sales in both the DIY and DIFM categories by, among other things, (1) implementing merchandising and marketing initiatives, (2) investing in store-level systems to enhance our ability to recommend complementary products in order to increase sales per customer, (3) refining our store selection and in-stock availability through customized assortments and other supply chain initiatives, (4) continuing to increase customer service through store staffing and retention initiatives and (5) increasing our commercial delivery sales by focusing on key customers to grow average sales per program and adding programs to markets with commercial opportunities using our database of potential customers. In particular, we intend to continue to make the necessary investments in several applications that are critical to improving our customer service and in-stock availability. We have established strong inventory management systems at the store and distribution center level and have implemented Advance Parts Accessories Lookup, or APAL, our new fully integrated point-of-sale system and electronic parts catalog, in approximately 85% of our stores.

        Continue to Enhance Our Margins.   In addition to driving operating margin expansion via continued strong comparable store sales growth, we will continue to focus on increasing margins by: (1) improving our purchasing efficiencies with vendors; (2) utilizing our supply chain infrastructure and existing distribution network to optimize our inventory mix and maximize distribution capacity; (3) leveraging our overall scale to reduce other operating expenses as a percentage of sales and (4) continuing to implement our category management initiatives and custom mix initiatives.

        Increase Return on Invested Capital.  We believe we can continue to successfully increase our return on invested capital by generating strong comparable store sales growth and increasing our margins. We believe we can also increase our return on invested capital by leveraging our supply chain initiatives to increase sales faster than inventory growth and selectively expanding our store base primarily in existing markets. Based on our experience, such in-market openings provide higher returns on our invested capital by enabling us to leverage our distribution infrastructure, marketing expenditures and local management resources. We intend to open approximately 125 to 135 stores in existing markets in 2004 primarily through new store openings.

Industry

        The United States automotive aftermarket industry is generally grouped into two major categories DIY and DIFM. According to the Automotive Aftermarket Industry Association, or AAIA, Aftermarket Factbook, from 1997 to 2002, the DIY category grew at a 3.9% compound annual growth rate from approximately $27 billion to $35 billion. This category represents sales to consumers who maintain and repair vehicles themselves. We believe this category is characterized by stable, more recession-resistant demand than most retailers because of the need-based characteristics of the DIY category. Additionally, in difficult economic times, we believe people tend to drive more and use air travel less. We also believe difficult economic times result in people retaining their vehicles longer, which moves these vehicles in the range of years in age when more repairs are needed. Alternatively in an improving economy, we believe the need-based characteristics of our DIY customers still exist and they are more inclined to complete preventative maintenance than to defer these activities. From 1997 to 2002, the DIFM category grew at a 5.0% compound annual growth rate, from approximately $57 billion to $73 billion according to the AAIA Aftermarket Factbook. This category represents sales to professional installers, such as independent garages, service stations and auto dealers. DIFM parts and services are typically offered to vehicle owners who are less price sensitive or who are less inclined to repair their own vehicles.

        We believe the United States automotive aftermarket industry will continue to benefit from several favorable trends, including the:

•	increasing number and age of vehicles in the United States, increasing number of miles driven annually, and increasing number of cars coming off of warranty, particularly previously leased vehicles;
•	higher cost of replacement parts as a result of technological changes in recent models of vehicles and increasing number of light trucks and sport utility vehicles that require more expensive parts, resulting in higher average sales per customer; and
•	continued consolidation of automotive aftermarket retailers, resulting in a reduction in the number of stores in the marketplace.

        We believe these trends will continue to support strong comparable store sales growth in the industry.

Store Operations

        Our well-merchandised retail stores are where our customers judge and value our service. While serving over 200 million customers per year, our focus is to execute our promise; “With Low Prices on Quality Parts our Dedicated Team Will Serve you Better”, one customer at a time.

        Our stores generally are located in freestanding buildings in areas with high vehicle traffic counts, good visibility and easy access to major roadways. Our stores typically range in size from 5,000 to 10,000 square feet with an average of approximately 7,500 square feet and offer approximately 16,500 items/SKU’s in our standard store. In addition, we provide a customized product assortment in our hub stores, which provide up to an additional 2,000 SKU’s of merchandise specifically identified based on the demand within an individual market. Our hub stores provide a centralized market location for this assortment, which benefits all our DIY and DIFM customers within the market. Our local area warehouse concept utilizes existing space in selected stores to ensure the availability of an additional customized assortment of 4,500 to 8,000 SKUs on a same day basis, in addition to our hub store product assortments. At January 3, 2004, we operated 30 local area warehouses.

        To ensure our stores have the right product at the right time, we also utilize local area warehouses and a network of Parts Delivered Quickly, or PDQ®, facilities and one Master PDQ® facility. Our PDQ® and Master PDQ® network of facilities provide our customers an additional assortment of 100,000 additional harder to find parts and accessories on a same day or overnight basis.

        In addition, our proprietary electronic parts catalog, or EPC system, enables our team members to identify and suggest the appropriate, quality and price options for the SKU’s that we carry, as well as the related products, tools or advice that is required by our customer to complete their automotive repair projects properly and safely. Replacement parts sold at our stores include an extensive number of applications of automotive filters, radiators, brake pads, fan belts, radiator hoses, starters, alternators, batteries, shock absorbers, struts, CV shafts, spark plugs, transmission parts, clutches, electronic ignition components, suspension parts, engines and transmissions.

        Our retail stores are 100% company operated and are divided into geographic areas. A senior vice president, who is supported by three to four regional vice presidents, manages each area of retail stores. Division managers report to the regional vice presidents and have direct responsibility for store operations in a specific division, which typically consists of 10 to 15 stores. Depending on store size and sales volume, each store is staffed by 10 to 20 team members under the leadership of a store manager. Our stores generally are open from 8:00 a.m. to 9:00 p.m. six days a week and 9:00 a.m. to 6:00 p.m. on Sundays and most holidays to meet the needs of our DIY and DIFM customers.

Commercial Sales

         In addition to the customer service provided by our store operations team, we also maintain a commercial sales team dedicated to the development of our commercial business and the support of our DIFM customers. A vice president of commercial sales leads our commercial sales team with the support of five directors assigned to each area of our retail stores. Each director leads three to four regional commercial sales mangers. Division commercial sales mangers report directly to our regional commercial sales managers and, like our retail division managers, are directly responsible for commercial operations in each division. We target the DIFM customer through our commercial marketing efforts in all our retail stores.

        Total stores.   Our 2,539 retail stores were located in the following states and territories at January 3, 2004:

Location	Number of Stores	Location	Number of Stores	Location	Number of Stores

Alabama	104	Maine	7	Pennsylvania	143
Arkansas	20	Maryland	63	Puerto Rico	33
California	1	Massachusetts	21	Rhode Island	4
Colorado	15	Michigan	56	South Carolina	104
Connecticut	28	Minnesota	6	South Dakota	6
Delaware	5	Mississippi	49	Tennessee	123
District of Columbia	1	Missouri	35	Texas	58
Florida	431	Nebraska	18	Vermont	4
Georgia	192	New Hampshire	5	Virgin Islands	2
Illinois	27	New Jersey	34	Virginia	156
Iowa	24	New York	105	West Virginia	63
Indiana	76	North Carolina	188	Wisconsin	26
Kansas	25	North Dakota	2	Wyoming	2
Kentucky	66	Ohio	152
Louisiana	58	Oklahoma	1

         The following table sets forth information concerning increases in the number of our stores during the past five years:

	2003	2002		2001		2000	1999

Beginning Stores	2,435	2,484		1,729		1,617	1,567
New Stores (1)	125	110	(2)	781	(4)	140	102
Stores Closed	(21)	(159	)(3)	(26)		(28)	(52)

Ending Stores	2,539	2,435		2,484		1,729	1,617

(1)	Does not include stores that opened as relocations of previously existing stores within the same general market area or substantial renovations of stores.
(2)	Includes 57 stores acquired during the third and fourth quarters of fiscal 2002 as a result of our Trak Auto Parts acquisition.
(3)	Includes 133 “Advance Auto Parts”, “Discount Auto Parts” stores closed as a result of our integration of the Discount Auto Parts operations.
(4)	Includes 30 Carport stores acquired on April 23, 2001 and 671 Discount stores acquired on November 28, 2001.

Purchasing and Merchandising

        Virtually all of our merchandise is selected and purchased for our stores by personnel at our corporate offices in Roanoke, Virginia. In 2003, we purchased merchandise from over 300 vendors, with no single vendor accounting for more than 7% of purchases. Our purchasing strategy involves negotiating multi-year agreements with certain vendors, which allows us to achieve more favorable terms and pricing.

        Our purchasing team is currently led by a group of six senior professionals, who have an average of 15 years of automotive purchasing experience and over 25 years in retail. This team is skilled in sourcing products globally and maintaining high quality levels, while streamlining costs associated with the handling of merchandise through the supply chain. The purchasing team has developed strong vendor relationships in the industry and is utilizing a “best-in-class” category management process to improve comparable store sales, gross margin and inventory turns.

        Our merchandising strategy is to carry a broad selection of high quality brand automotive parts and accessories such as Monroe, Bendix, Purolator and AC Delco, which generates DIY customer traffic and also appeals to commercial delivery customers. In addition to these branded products, we stock a wide selection of high quality proprietary products that appeal to value conscious customers. Sales of replacement parts account for a majority of our net sales and typically generate higher gross margins than maintenance items or general accessories. We are currently in the process of customizing our product mix based on a merchandising program designed to optimize inventory mix at each individual store based on that store’s historical and projected sales mix and regionally specific customer needs.

Supply Chain

        We currently operate eight distribution centers. All of these distribution centers are equipped with our distribution management system, which includes technologically advanced material handling equipment, including carousels, “pick-to-light” systems, radio frequency technology and automated sorting systems. Through the continued implementation of our supply chain initiatives, we expect to further increase the efficient utilization of our distribution capacity, which currently provides us the capacity to service over 3,000 stores, excluding the recently announced closure of our Gadsden, Alabama distribution facility.

        We currently offer over 20,000 SKUs to substantially support all of our retail stores via our 19 PDQ® warehouses and/or our distribution centers, which also stock PDQ® items. Stores have visibility to inventory in their respective facilities and can place orders to these facilities, or as an alternative, through an online ordering system. Ordered parts are delivered to substantially all stores on a same day or next day basis through our dedicated PDQ® trucking fleet. In addition, we operate a PDQ® warehouse that stocks approximately 80,000 SKUs of harder to find automotive parts and accessories. This facility is known as the “Master PDQ®” warehouse and utilizes existing PDQ® distribution infrastructure to provide next day service to substantially all of our stores.

Advertising

        We have an extensive advertising program designed to communicate our merchandise offerings, product assortment, competitive prices, free services (battery installation and wiper replacements) and commitment to customer service. The program is focused on establishing Advance Auto Parts as the solution for a customer’s automotive needs. We utilize a mix of media that reinforces our brand image, including television, radio, print, promotional signage and outdoor media, plus our proprietary in-store television network and internet site.

        Our advertising plan is a brand-building program built around television and radio advertising. The plan is supported by print and in-store signage. Our television advertising is a combination of national and regional media in both sports and entertainment programming. Radio advertising, which is used as a supplementary medium, generally airs during peak drive times. We also sponsor sporting events, racing teams and other events at all levels in a grass-roots effort to positively impact individual communities, including Hispanic and other ethnic communities, to create awareness and drive traffic for our stores.

        Since early 2003, we’ve supported our new advertising campaign, “We’re ready in Advance” throughout all of our media. We believe this advertising campaign differentiates Advance Auto Parts in the customer’s mind by positioning us as both a source for brand name auto parts at low prices and as a resource for expert advice and useful tips to help customers keep their vehicles running smoothly. The campaign includes creative and compelling television and radio commercials designed to drive sales and build an enduring, positive image of Advance Auto Parts as a special place to shop.

        In 2004, we are building upon the campaign by initiating a consumer education program. This program is intended to build our image as not only the source for product, but also the best resource for information regarding a vehicle’s reliability, safety, performance, appearance and ultimate investment value. Our goal with this initiative is to continue our long-term brand building success, increase customer loyalty and expand our customer base.

Management Information Systems

        We have developed a flexible technology infrastructure that supports our growth strategy. Our information technology infrastructure is comprised of software and hardware designed to integrate store, distribution and vendor services into a seamless network. All stores, corporate and regional offices, and distribution centers are linked via a communications network, which is based on frame relay technology. Our stores in Puerto Rico are linked to the communications network via satellite. Electronic documents transferred between us and our vendors expedite the ordering, receiving and merchandise payment processes. During 2003, we completed the implementation of our technology platform in the Discount Auto Parts stores and the Lakeland distribution center, including the administrative offices.

Enterprise Information System

        Our management team has online access to certain financial information via Hyperion Analyzer, a web-enabled front-end tool, which retrieves information from our Hyperion Essbase database. This system, which is tightly integrated to our “best in class” PeopleSoft Financial and Human Resource systems, helps ensure that accurate, consistent, and timely financial information, including our sales, margin, payroll and other key metrics, is available to all levels of management. This system assists the management team in planning and responding to our business and industry trends quickly and cost-effectively. This system contains analysis tools that provide our management the ability to rank and rate their operations and identify “best practices” opportunities for business improvement.

Store Based Information Systems

        Our store based information systems, which are designed to improve the efficiency of our operations and enhance customer service, are comprised of point-of-sale, or POS, electronic parts catalog, or EPC, store-level inventory management, time and attendance and store intranet, or STORENET, systems. Additionally, we support store level operations with our management planning and training and customer contact systems. These systems are integrated tightly and together provide real time, comprehensive information to store and merchandising personnel, resulting in improved customer service levels, team member utilization and in-stock availability. We have completely implemented our store based information systems into all of the Discount stores.

        Point-of-Sale.   Our POS system is used to formulate pricing, marketing and merchandising strategies and to replenish inventory accurately and rapidly. We have fully implemented our new POS system, or APAL, in approximately 85% of our stores and plan to complete the remaining stores during 2004. APAL is designed to improve customer checkout time and decrease the time required to train newly hired team members. In addition, APAL provides additional customer purchase history, which may be used for customer demographic analysis.

        Electronic Parts Catalog.   Our EPC system is a software system that enables our store team members to identify over 40 million application uses for automotive parts and accessories. The EPC system enables store team members to assist our customers in their parts selection and ordering based on year, make, model and engine type of their vehicle. If a hard-to-find part or accessory is not available at one of our stores, the EPC system can determine whether the part is carried and in-stock through our PDQ® system. The EPC system also enables our store team members to identify additional parts that are required by our customers to complete their automotive repair projects. This generally leads to an increase in average sales per transaction. The integration of this system with our POS system improves customer service by reducing time spent at the cash register and fully automating the sales process between the parts counter and our POS register. This system enables store team members to order parts and accessories electronically through our PDQ® system, with immediate confirmation of price, availability and estimated delivery time. Additionally, information about a customer’s automobile can be entered into a permanent customer database that can be accessed immediately whenever the customer visits or telephones one of our stores.

        In conjunction with the rollout of APAL, we are also enhancing our EPC system in our stores. The enhanced EPC system, which is fully integrated with APAL, provides the capability of cataloging non-application specific parts and additional product information, such as technical service bulletins, installation instructions, images of parts, and related diagrams of automotive systems. The enhanced EPC system contains enhanced search engines and more user-friendly navigation tools that enhance our store team members’ ability to look-up any needed parts as well as additional products the customer needs to complete their automotive repair project. We believe these components will enhance our customers’ shopping experience with us and help them accurately complete the repair job the first time, saving them time and money.

        To ensure ongoing improvement of EPC information in all stores, we have developed a centrally based EPC data management system that enables us to reduce the time needed to exchange data with our vendors and ultimately catalogue and deliver updated, accurate product information to our stores. Additionally, we are enhancing the EPC system to provide additional methods of parts look-up while reducing keystrokes and allowing our store team members to more efficiently serve our customers.

        Store Level Inventory Management System.   Our store-level inventory management system provides real-time inventory tracking at the store level. With the store-level system, store team members can check the quantity of on-hand inventory for any SKU, adjust stock levels for select items for store specific events, automatically process returns and defective merchandise, designate SKU’s for cycle counts and track merchandise transfers. As our stores convert to APAL, we also implement radio frequency hand held devices, which helps ensure the accuracy of inventory.

        Store Intranet.   Our STORENET system delivers product information, electronic manuals, forms, store operating results, in-store training opportunities and internal communications to all store team members. In addition STORENET provides online tools that enhance the productivity of our team members as follows:

•	our online learning center delivers online training programs to all team members. A tracking and reporting function provides human resources and management with an overview of training schedules and results by team member;
•	our online budgeting site allows stores more direct input to the budgeting process, significantly reduces telecommunications usage by store management and results in efficiencies in the overall corporate budgeting process;
•	our online inventory cycle count accuracy report facilitates maintaining more accurate stock levels and reduce out of stock and overstock conditions; and
•	our online telecommunications audit reports application provides managers access to detailed information regarding company telecommunications expenses, promoting targeted efforts to reduce ineffective expenses.

        Management Planning and Training (MPT).   MPT is our proprietary system designed to streamline our store labor management and training processes. MPT gives our store managers the tools to plan for peak customer traffic to ensure we have knowledgeable and friendly sales people in our stores and well-stocked shelves to meet our customers’ needs. After a thorough review of all our store processes, we believe MPT improves our results of operations through industry-leading labor utilization on all store labor events, including sales, training, unloading and stocking of weekly product deliveries.

        Customer Contact Center.   Our customer contact center utilizes call routing software and customer service software and functions as a centralized support center. The customer contact center has resulted in a substantial improvement in the average speed in which a call is answered, a reduction in calls to voice mail and a reduction in the number of outbound calls required to respond to voice mail. We believe these improvements allow us to better support each of our stores, therefore, increasing customer service.

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

        Replenishment Systems.   Our E3 Replenishment System monitors the distribution center and PDQ® warehouse inventory levels and orders additional product when appropriate. In addition, the system tracks sales trends by SKU, allowing us to adjust future orders to support seasonal and demographic shifts in demand.

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

Team Members

        At March 10, 2004, we employed 22,393 full-time team members and 12,562 part-time team members. Our workforce consisted of 85.6% team members employed in store-level operations, 9.5% employed in distribution and 4.9% employed in our corporate offices in Roanoke, Virginia. We have never experienced any labor disruption and are not party to any collective bargaining agreements. We believe that our labor relations are good.

        We allocate substantial resources to the recruiting, training and retaining of team members. Our performance management process allows us to align each team member’s goals with our corporate strategic goals. We believe this program provides us with a well-trained, productive workforce that is committed to high levels of customer service and assures a qualified team to support future growth.

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

        We own and lease real property. Under various environmental laws and regulations, a current or previous owner or operator of real property may be liable for the cost of removal or remediation of hazardous or toxic substances on, under or in such property. These laws often impose joint and several liability and may be imposed without regard to whether the owner or operator knew of, or was responsible for, the release of such hazardous or toxic substances. Other environmental laws and common law principles also could be used to impose liability for releases of hazardous materials into the environment or work place, and third parties may seek recovery from owners or operators of real properties for personal injury or property damage associated with exposure to released hazardous substances. From time to time, we receive notices from the Environmental Protection Agency and state environmental authorities indicating that there may be contamination on properties we own or operate or on adjacent properties for which we may be responsible. Compliance with these laws and regulations has not had a material impact on our operations to date. We believe that we are currently in material compliance with these laws and regulations.

Item 2. Properties.

        The following table sets forth certain information relating to our distribution and other principal facilities:

Facility	Opening Date	Area Served	Size (Sq. ft.)	Nature of Occupancy

Main Distribution Centers:
Roanoke, Virginia (1)	1988	Mid-Atlantic	440,000	Leased
Gadsden, Alabama (2)	1994	South	240,000	Owned
Lakeland, Florida	1982	Florida	600,000	Owned
Gastonia, North Carolina	1969	North Carolina, South Carolina, Western Auto retail stores	663,000	Owned
Gallman, Mississippi	2001	South	400,000	Owned
Salina, Kansas	1971	West, Midwest	441,000	Owned
Delaware, Ohio	1972	Northeast	510,000	Owned
Thomson, Georgia	1999	Southeast	383,000	Owned
Master PDQ® Warehouse:
Andersonville, Tennessee	1998	All	116,000	Leased
PDQ® Warehouses:
Roanoke, Virginia (3)	2003	Mid-Atlantic	38,000	Leased
Gastonia, North Carolina (3)	2003	Southeast	40,000	Owned
Jeffersonville, Ohio (4)	1996	Midwest	50,000	Owned
Thomson, Georgia (5)	1998	South, Southeast	50,000	Owned
Goodlettesville, Tennessee	1999	Central	41,900	Leased
Youngwood, Pennsylvania	1999	East	49,000	Leased
Riverside, Missouri	1999	West	45,000	Leased
Guilderland Center, New York	1999	Northeast	47,400	Leased
Temple, Texas	1999	Southwest	61,943	Leased
Palmas, Puerto Rico	2002	Puerto Rico	38,000	Leased
Altamonte Springs, Florida	1996	Central Florida	10,000	Owned
Jacksonville, Florida	1997	Northern Florida and Southern Georgia	12,712	Owned
Tampa, Florida	1997	West Central Florida	10,000	Owned
Hialeah, Florida	1997	South Florida	12,500	Owned
West Palm Beach, Florida	1998	Southeast Florida	13,300	Leased
Mobile, Alabama	1998	Alabama and Mississippi	10,000	Owned
Atlanta, Georgia	1999	Georgia and South Carolina	16,786	Leased
Tallahassee, Florida	1999	South Georgia and Northwest Florida	10,000	Owned
Fort Myers, Florida	1999	Southwest Florida	14,330	Owned
Corporate/Administrative Offices:
Roanoke, Virginia-corporate (6)	1995	All	49,000	Leased
Kansas City, Missouri-corporate	1999	All	12,500	Leased
Roanoke, Virginia-administrative	1998	All	40,000	Leased
Roanoke, Virginia-administrative	2002	All	69,200	Leased

(1)	This facility is owned by Nicholas F. Taubman. See “Item 13. Certain Relationships and Related Transactions.” Nicholas F. Taubman was the chairman of our board of directors through February 2003, at which time he resigned from our board of directors. On February 18, 2004, Mr. Taubman rejoined our board of directors.
(2)	We announced in January 2004 that this facility will be closing in 2004.

(3)	This facility moved from a stand-alone facility to within one of our main distribution centers during 2003.
(4)	Total capacity of this facility is approximately 433,000 square feet, of which 50,000 square feet continues to be used as a PDQ® warehouse. This facility was also used as a distribution center prior to its closure in the fourth quarter of 2001. This facility is currently held for sale.
(5)	This facility is located within one of our main distribution center facilities.
(6)	This facility is owned by Ki, L.C., a Virginia limited liability company owned by two trusts for the benefit of a child and grandchild of Nicholas F. Taubman. See “Item 13. Certain relationships and Related Transactions.”

         At January 3, 2004, we owned 531 of our stores and leased 2,008 stores. The expiration dates, including the exercise of renewal options, of the store leases are summarized as follows:

Years	Stores (1)

2004-2005	57
2006-2010	207
2011-2015	502
2016-2025	1042
2026-2035	85
2036-2050	115

(1)	Of these stores, 14 are owned by our affiliates. See “Item 13. Certain Relationships and Related Transactions.”

Item 3. Legal Proceedings.

        In February 2000, the Coalition for a Level Playing Field and over 100 independent automotive parts and accessories aftermarket warehouse distributors and jobbers filed a lawsuit styled Coalition for a Level Playing Field, et al. v. AutoZone, Inc. et al., Case No. 00-0953 in the United States District Court for the Eastern District of New York against various automotive parts and accessories retailers. In March 2000, we were notified that we had been named defendants in the lawsuit. The plaintiffs claimed that the defendants knowingly induced and received volume discounts, rebates, slotting and other allowances, fees, free inventory, sham advertising and promotional payments, a share in the manufacturers’ profits, and excessive payments for services purportedly performed for the manufacturers in violation of the Robinson-Patman Act. In January 2003, a trial was held and the jury found that we did not violate the Robinson-Patman Act. The plantiffs subsequently appealed this decision, however, in November 2003 the Court of Appeals upheld the verdict.

        Our Western Auto subsidiary, together with other defendants including automobile manufacturers, automotive parts manufacturers and other retailers, has been named as a defendant in lawsuits alleging injury as a result of exposure to asbestos-containing products. We, Discount and Parts America also have been named as defendants in many of these lawsuits. The plaintiffs have alleged that these products were manufactured, distributed and/or sold by the various defendants. To date, these products have included brake and clutch parts and roofing materials. The number of cases in which we or one of our subsidiaries has been named as a defendant has increased in the past year. Many of the cases pending against us or our subsidiaries are in the early stages of litigation. The damages claimed against the defendants in some of these proceedings are substantial. Additionally, some of the automotive parts manufacturers named as defendants in these lawsuits have declared bankruptcy, which will limit plaintiffs’ ability to recover monetary damages from those defendants. We believe that we have valid defenses against these claims. We also believe that most of these claims are at least partially covered by insurance. Based on discovery to date, we do not believe the cases currently pending will have a material adverse effect on us. However, if we were to incur an adverse verdict in one or more of these claims and were ordered to pay damages that were not covered by insurance, these claims could have a material adverse effect on our operating results, financial position and liquidity. If the number of claims filed against us or any of our subsidiaries alleging injury as a result of exposure to asbestos-containing products increases substantially, the costs associated with concluding these claims, including damages resulting from any adverse verdicts, could have a material adverse effect on our operating results, financial position and liquidity in future periods.

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

	High	Low

Fiscal Year Ended January 3, 2004
Fourth Quarter	$41.83	$36.43
Third Quarter	$37.60	$31.93
Second Quarter	$32.16	$23.78
First Quarter	$25.13	$18.50
Fiscal Year Ended December 28, 2002
Fourth Quarter	$29.17	$23.35
Third Quarter	$27.80	$20.70
Second Quarter	$31.10	$22.45
First Quarter	$25.03	$19.93

        The closing price of our common stock on March 10, 2004 was $40.72. The table gives effect to our two-for-one stock split effectuated in the form of a 100% stock dividend distributed on January 2, 2004, as trading began on a post-split basis on January 5, 2004. At March 10, 2004, there were 476 holders of record of our common stock.

        We have not declared or paid cash dividends on our common stock in the last two years. We anticipate that we will retain all of our earnings in the foreseeable future to finance the expansion of our business and, therefore, do not anticipate paying any dividends on our common stock. In addition, our amended senior credit facility contains restrictions on the amount of cash dividends or other distributions we may declare and pay on our capital stock. Any payments of dividends in the future will be at the discretion of our board of directors and will depend upon our results of operations, earnings, capital requirements, contractual restrictions contained in our amended senior credit facility, or other agreements, and other factors deemed relevant by our board of directors.

Item 6.   Selected Financial Data.

        The following table sets forth our selected historical consolidated statement of operations, balance sheet and other operating data. The selected historical consolidated financial and other data at January 3, 2004 and December 28, 2002 and for the three years ended January 3, 2004 have been derived from our audited consolidated financial statements and the related notes included elsewhere in this report. The historical consolidated financial and other data at December 29, 2001, December 30, 2000 and January 1, 2000 and for the years ended December 30, 2000 and January 1, 2000 have been derived from our audited consolidated financial statements and the related notes that have not been included in this report. You should read this data along with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the consolidated financial statements and the related notes of Advance included elsewhere in this report.

	Fiscal Year (1)(2)

	2003	2002	2001	2000	1999

	(in thousands, except per share data)
Statement of Operations Data:
Net sales	$3,493,696	$3,204,140	$2,419,746	$2,167,308	$2,017,425
Cost of sales	1,889,178	1,769,733	1,357,594	1,286,295	1,225,440
Supply chain initiatives(3)	-	-	9,099	-	-

Gross profit	1,604,518	1,434,407	1,053,053	881,013	791,985
Selling, general and administrative expenses(4)	1,305,867	1,202,524	938,300	792,551	721,753
Expenses associated with supply chain initiatives(5)	-	-	1,394	-	-
Impairment of assets held for sale(6)	-	-	12,300	856	-
Expenses associated with the merger related
restructuring(7)	-	597	3,719	-	-
Expenses associated with merger and integration(8)	10,417	34,935	1,135	-	41,034
Non-cash stock option compensation expense(9)	-	-	11,735	729	1,082

Operating income	288,234	196,351	84,470	86,877	28,116
Interest expense	(37,576)	(77,081)	(61,042)	(64,212)	(62,792)
(Loss) gain on extinguishment of debt	(47,288)	(16,822)	(6,106)	4,692	-
Expenses associated with secondary offering	-	(1,733)	-	-	-
Other income, net	341	963	1,033	581	4,649

Income (loss) from continuing operations before
income taxes, loss (income) on discontinued
operations and cumulative effect of a change in
accounting principle	203,711	101,678	18,355	27,938	(30,027)
Income tax expense (benefit)	78,424	39,530	7,284	10,787	(9,549)

Income (loss) from continuing operations before
(loss) income on discontinued operations and
cumulative effect of a change in accounting
principle	125,287	62,148	11,071	17,151	(20,478)
Discontinued operations:
(Loss) income from operations of discontinued Wholesale Distribution Network (including loss on disposal of $2,693)	(572)	4,691	4,040	3,915	(7,883)
(Benefit) provision for income taxes	(220)	1,820	1,604	1,507	(3,035)

(Loss) income on discontinued operations	(352)	2,871	2,436	2,408	(4,848)
Cumulative effect of a change in accounting principle, net of $1,360 income taxes	-	-	(2,065)	-	-

Net income (loss)	$124,935	$65,019	$11,442	$19,559	$(25,326)

Income (loss) from continuing operations before (loss) income on discontinued operations and cumulative effect of a change in accounting principle per basic share	$1.72	$0.89	$0.19	$0.30	$(0.36)
Income (loss) from continuing operations before (loss) income on discontinued operations and cumulative effect of a change in accounting principle per diluted share	$1.68	$0.86	$0.19	$0.30	$(0.36)
Net income (loss) per basic share	$1.71	$0.93	$0.20	$0.35	$(0.45)
Net income (loss) per diluted share	$1.67	$0.90	$0.20	$0.34	$(0.45)
Weighted average basic shares outstanding(10)	72,999	70,098	57,274	56,592	56,538
Weighted average diluted shares outstanding(10)	74,743	72,376	58,316	57,222	56,538

Cash flows provided by (used in):

Operating activities	$355,921	$242,996	$103,536	$103,951	$(20,976)
Investing activities	(85,474)	(78,005)	(451,008)	(64,940)	(113,824)
Financing activities	(272,845)	(169,223)	347,580	(43,579)	121,262

	Fiscal Year (1)(2)

	2003	2002	2001	2000	1999

	(in thousands, except per share data and ratios)

Balance Sheet and Other Financial Data:

Cash and cash equivalents	$11,487	$13,885	$18,117	$18,009	$22,577
Inventory	$1,113,781	$1,048,803	$982,000	$788,914	$749,447
Inventory turnover(11)	1.72	1.75	1.72	1.69	1.69
Inventory per store(12)	$438,669	$429,399	$392,635	$451,281	$456,624
Accounts payable to inventory ratio(13)	51.0%	44.9%	43.7%	49.2%	45.5%
Net working capital(14)	$372,509	$462,896	$442,099	$318,583	$355,608
Capital expenditures(15)	$101,177	$98,186	$63,695	$70,566	$105,017
Total assets	$1,983,071	$1,965,225	$1,950,615	$1,356,360	$1,348,629
Total debt	$445,000	$735,522	$955,737	$586,949	$638,329
Total net debt(16)	$464,598	$722,506	$972,368	$582,539	$627,467
Total stockholders' equity	$631,244	$468,356	$288,571	$156,271	$133,954

Selected Store Data:

Comparable store sales growth (17)	3.1%	5.5%	6.2%	4.4%	10.3%
Number of stores at beginning of year	2,435	2,484	1,729	1,617	1,567
New stores	125	110	781	140	102
Closed stores(18)	(21)	(159)	(26)	(28)	(52)
Number of stores, end of period	2,539	2,435	2,484	1,729	1,617
Relocated stores	32	39	18	10	13
Stores with commercial delivery program, end of period	1,625	1,411	1,370	1,210	1,094
Total commercial sales, as a percentage of total retail sales	15.8%	15.0%	16.8%	16.5%	12.1%
Total store square footage, end of period	18,875	18,108	18,717	13,325	12,476
Average net sales per store(19)	$1,379	$1,303	$1,346	$1,295	$1,267
Average net sales per square foot (20)	$186	$174	$175	$168	$164

(1)	Our fiscal year consists of 52 or 53 weeks ending on the Saturday nearest to December 31. All fiscal years presented are 52 weeks, with the exception of 2003, which consists of 53 weeks.
(2)	The statement of operations data for each of the years presented reflects the operating results of the wholesale segment as discontinued operations.
(3)	Represents restocking and handling fees associated with the return of inventory as a result of our supply chain initiatives.
(4)	Selling, general and administrative expenses exclude certain charges disclosed separately and discussed in notes (5), (6), (7), (8), and (9) below.
(5)	Represents costs of relocating certain equipment held at facilities closed as a result of our supply chain initiatives.
(6)	Represents the devaluation of certain property held for sale, including the $1.6 million charge taken in the first quarter of 2001 and a $10.7 million charge taken in the fourth quarter of 2001.
(7)	Represents expenses related primarily to lease costs associated with 31 of our stores closed in overlapping markets in connection with the Western merger and 27 Advance Auto Parts stores identified to be closed at December 29, 2001 as a result of the Discount acquisition.
(8)	Represents certain expenses related to the Western merger and the Discount acquisition.
(9)	Represents non-cash compensation expense related to stock options granted to certain of our team members, including a charge of $8.6 million in the fourth quarter of 2001 related to variable provisions of our stock option plans that were in place when we were a private company and eliminated in 2001.
(10)	Shares outstanding for each of the years presented gives effect to a 2 for 1 stock split effectuated by us in the form of a 100% stock dividend distributed on January 2, 2004.
(11)	Inventory turnover is calculated as cost of sales divided by the average of beginning and ending inventories. The fiscal 2003 cost of sales excludes the effect of the 53rd week in the amount of $34.3 million. The fiscal 2001 amounts were calculated by reducing the Discount inventory balances by one-thirteenth to reflect our ownership of that inventory from December 2, 2001 (the acquisition date) through December 29, 2001.
(12)	Inventory per store calculated as ending inventory divided by ending store count. Ending inventory used in this calculation excludes certain inventory related to the wholesale segment with the exception of fiscal 2003.
(13)	Accounts payable to inventory ratio is calculated as ending accounts payable divided by ending inventory.
(14)	Net working capital is calculated by subtracting current liabilities from current assets.
(15)	Capital expenditures for 2001 exclude $34.1 million for our November 2001 purchase of Discount's Gallman, Mississippi distribution facility from the lessor in connection with the Discount acquisition.
(16)	Net debt includes total debt and bank overdrafts, less cash and cash equivalents.
(17)	Comparable store sales is calculated based on the change in net sales starting once a store has been open for 13 complete accounting periods (each period represents four weeks). Relocations are included in comparable store sales from the original date of opening. Stores acquired in the Discount acquisition are included in the comparable sales calculation beginning in December 2002, which was 13 complete accounting periods after the acquisition date of November 28, 2001. We do not include net sales from the 36 Western Auto retail stores in our comparable store calculation as a result of their unique product offerings, including specialty merchandise and service. In 2003, the comparable store sales calculation included sales from our 53rd week compared to our first week of operation in 2003 (the comparable calendar week).
(18)	Closed stores in 2002 include 133 Discount and Advance stores closed as part of the integration of Discount.
(19)	Average net sales per store is calculated as net sales divided by the average of beginning and ending number of stores for the respective period. The fiscal 2003 net sales exclude the effect of the 53rd week in the amount of $63.0 million. The fiscal 2001 amounts were calculated by reducing the number of Discount stores by one-thirteenth to reflect our ownership of Discount from December 2, 2001 (the acquisition date) through December 29, 2001.
(20)	Average net sales per square foot is calculated as net sales divided by the average of the beginning and ending total store square footage for the respective period. The fiscal 2003 net sales exclude the effect of the 53rd week in the amount of $63.0 million. The fiscal 2001 amounts were calculated by reducing the number of Discount stores by one-thirteenth to reflect our ownership of Discount from December 2, 2001 (the acquisition date) through December 29, 2001.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

        Our fiscal year ends on the Saturday nearest December 31 of each year. Our first quarter consists of 16 weeks, and the other three quarters consist of 12 weeks, with the exception of the fourth quarter fiscal 2003 which contained 13 weeks due to our 53- week fiscal year in 2003.

Introduction

        In 2003, we produced strong operating results and built momentum to carry us into what we believe will be another successful year in 2004. Our 2003 performance and our positive outlook for 2004, is primarily a result of our management team’s focus to drive top-line sales growth and increase our operating margins through our category management initiatives, our national advertising campaign and leveraging our logistics and operating expenses. The category management initiative not only drives top-line sales by developing improved product assortments by category but also focusing on maximizing gross profit within each product category offered. For 2003, we grew our total sales by 9.0% over last year to $3.5 billion, including the 53rd week. We also improved our operating margins to 8.3% of total sales, including the 53rd week, an increase of 46.8% over 2002. In addition to the above initiatives, our operating margins benefited from leveraging our selling, general and administrative expenses.

        Additionally, we evaluate the quality of our results based on growth in certain key financial metrics. These key indicators consist primarily of:

	For Year Ended 2003 (1)	For Year Ended 2002	For Year Ended 2001

Comparable store sales growth	3.1%	5.5%	6.2%
DIY Comparable stores sales growth	2.4%	5.6%	5.4%
DIFM Comparable stores sales growth	7.2%	5.0%	10.0%
Average net sales per store (in thousands)	$1,379	$1,303	$1,346
Inventory per store (in thousands)	$438,669	$429,399	$392,635
Inventory turnover	1.72	1.75	1.72
Gross margins	45.9%	44.8%	43.5%
Operating margins	8.3%	6.1%	3.5%

Note: These metrics should be reviewed along with the Selected Financial Data elsewhere in the annual report on Form 10-K, which includes descriptions regarding the calculation of these measures.

(1)	All financial metrics include the 53rd week, except the average net sales per store metric.

General

        We operated stores within the United States, Puerto Rico and the Virgin Islands. At January 3, 2004, we operated 2,503 stores throughout 39 states in the Northeastern, Southeastern and Midwestern regions of the United States. These stores operated primarily under the “Advance Auto Parts” trade name except for the state of Florida, which operated under “Advance Discount Auto Parts” or “Discount Auto Parts” trade names. These stores offered automotive replacement parts, accessories and maintenance items, with no significant concentration in any specific area. In addition, we operated 36 stores under the “Western Auto” trade name, located primarily in Puerto Rico and the Virgin Islands, which offer certain home and garden merchandise in addition to automotive parts, accessories and service.

	Fiscal

	2003	2002	2001

Number of stores at beginning of year	2,435	2,484	1,729
New stores	125	110	781
Closed stores	(21)	(159)	(26)

Number of stores, end of period	2,539	2,435	2,484

Relocated stores	32	39	18

Stock Split

        On October 29, 2003, our Board of Directors declared a two-for-one stock split of our common stock, effected as a 100% stock dividend. The dividend was distributed on January 2, 2004 to holders of record as of December 11, 2003 and began trading on a post-split basis on January 5, 2004. All references to share and per share amounts in this discussion and analysis reflect the effect of the stock split.

Discontinued Operations

        On December 19, 2003, we discontinued the supplying of merchandise to our wholesale distribution network. The wholesale distribution network, or Wholesale, consisted of independently owned and operated dealer locations, for which we supplied merchandise inventory and certain services. Due to the wide variety of products supplied to the dealers and the reduced concentration of stores spread over a wide geographic area, it had become difficult to serve these dealers effectively. This component of our business operated in the wholesale segment and excluding certain allocated and team member benefit expenses of $2.4 million, $3.3 million and $5.5 million for fiscal years 2003, 2002 and 2001, represented the entire results of operations previously reported in that segment. We have classified these operating results as discontinued operations in the accompanying consolidated statements of operations for the fiscal year ended January 3, 2004, December 28, 2002 and December 29, 2001 to reflect this decision.

Critical Accounting Policies

        Our financial statements have been prepared in accordance with accounting policies generally accepted in the United States of America. Our discussion and analysis of the financial condition and results of operations are based on these financial statements. The preparation of these financial statements requires the application of accounting policies in addition to certain estimates and judgments by our management. Our estimates and judgments are based on currently available information, historical results and other assumptions we believe are reasonable. Actual results could differ from these estimates.

        The preparation of our financial statements included the following significant estimates.

   Vendor Incentives

        As discussed further elsewhere in this report, we recognize certain vendor incentives earned related to long-term supply agreements as a reduction to cost of sales over the life of the agreement based on the timing of purchases, not as reductions to inventory. The functional amounts earned under long-term arrangements are based on our estimate of total purchases that will be made over the life of the contracts and the amount of incentives that will be earned. The incentives are generally recognized based on the cumulative purchases as a percentage of total estimated purchases over the life of the contract. The estimate of total purchases are highly sensitive to market demand for certain product and could positively or negatively impact our gross margins if actual purchases or results from any one year differ from our estimates, however, incentives earned over the life of the contract would be the same.

   Inventory Reserves

                We establish reserves for inventory shrink for our stores and distribution centers based on our extensive and frequent cycle counting program. Our estimates of these shrink reserves depend on the accuracy of the program, which is dependent on compliance rates of our facilities and the execution of the required procedures. We evaluate the accuracy of this program on an on-going basis and believe it provides reasonable assurance for the established reserves. If the effectiveness of the program declines management estimates will be required to ensure the accuracy of the overall shrink reserves.

                Reserves for potentially excess and obsolete inventories are recorded as well based on current inventory levels of discontinued product and historical analysis of the liquidation of discontinued inventory below cost. The nature of our inventory is such that the risk of obsolescence is minimal and excess inventory has historically been returned to our vendors for credit. We provide reserves where less than full credit will be received for such returns and where we anticipate that items will be sold at retail prices that are less than recorded cost. We develop these estimates based on the determination of return privileges with vendors, the level of credit provided by the vendor and management’s estimate of the discounts to recorded cost, if any, required by market conditions. Future changes by vendors in their policies or willingness to accept returns of excess inventory could require us to revise our estimates of required reserves for excess and obsolete inventory.

   Warranty Reserves

        Our vendors are primarily responsible for warranty claims. Merchandise and services sold under warranty, which are not covered by vendors’ warranties, include batteries, tires, roadside assistance and Craftsman products. We record accruals for future warranty claims based on current sales of the warranted products and historical claim experience. If claims experience differs from historical levels, revisions in our estimates may be required. We have seen positive trends in the defective rates of our batteries sold, which have offset historically higher trends used to develop our battery warranty accrual resulting in overall lower warranty expense on our consolidated statement of operations. We believe these positive trends are a result of quality enhancements of our currently offered battery line and better policies and procedures surrounding the testing and defecting of batteries by our store personnel. While we expect these positive trends to continue, an increase in defective rates would have a negative impact on our consolidated statement of operations.

   Self-Insured Reserves

        We are self-insured for general and automobile liability, workers’ compensation and the health care claims of our team members. Therefore, we record estimated reserve amounts for the settlement of such claims below our stop-loss limits. These estimates are developed based on information obtained through our claims management procedures, from actual claims reported to us and an estimate for claims incurred but not reported. This information is obtained through a collaboration of both our internal and external claims professionals and third party administrators. The estimated claim cost is actively reviewed for changes in claim facts or action plans and negative trends related to claims incurred but not reported. Accordingly, our estimated reserves may require an adjustment to previously recorded amounts.

   Restructuring and Closed Store Liabilities

        We recognize a provision for future obligations at the time a store location closes. The provision includes future minimum lease payments and common area maintenance and taxes all reduced by management’s estimate of potential subleases and lease buyouts. These estimates are based on current market and our experience of executing subleases or buyouts on similar properties. However, our inability to enter into the subleases or obtain buyouts due to a change in the economy or prevailing real estate markets for these properties within the estimated timeframe may result in increases or decreases to these reserves and could negatively impact our result of operations and cash flows.

Components of Statement of Operations

Net Sales

        Net sales consist primarily of comparable store sales, new store net sales, and finance charges on installment sales. Comparable store sales is calculated based on the change in net sales starting once a store has been opened for 13 complete accounting periods (each accounting period represents four weeks). Relocations are included in comparable store sales from the original date of opening. Our 2003 comparable store sales results include the 53rd week of operation compared to our first week of operation in 2003 (the comparable calendar week). Stores acquired in the Discount acquisition were included in the comparable store sales calculation beginning in December 2002, which was 13 complete accounting periods after the acquisition date of November 28, 2001. We do not include net sales from the 36 Western Auto retail stores in our comparable store sales calculation as a result of their unique product offerings, including specialty merchandise.

Cost of Sales

        Our cost of sales consists of merchandise costs, net of incentives under vendor programs, and warehouse and distribution expenses. Gross profit as a percentage of net sales may be affected by variations in our product mix, price changes in response to competitive factors and fluctuations in merchandise costs and vendor programs. We seek to avoid fluctuation in merchandise costs and instability of supply by entering into long-term purchasing agreements with vendors when we believe it is advantageous.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses consist of store payroll, store occupancy (including rent), net advertising expenses, other store expenses and general and administrative expenses, including salaries and related benefits of corporate team members, administrative office expenses, data processing, professional expenses and other related expenses including expenses associated with merger and integration. We lease a significant portion of our stores.

Results of Operations

The following table sets forth certain of our operating data expressed as a percentage of net sales for the periods indicated.

	Fiscal Year Ended

	January 3, 2004	December 28, 2002	December 29, 2001

Net sales	100.0%	100.0%	100.0%
Cost of sales	54.1	55.2	56.1
Expenses associated with supply chain initiatives	-	-	0.4

Gross profit	45.9	44.8	43.5
Selling, general and administrative expenses	37.3	37.6	38.7
Expense associated with supply chain initiatives	-	-	0.1
Impairment of assets held for sale	-	-	0.5
Expenses associated with merger and integration	0.3	1.1	0.0
Expenses associated with merger related restructuring	-	0.0	0.2
Non-cash stock option compensation expense	-	-	0.5

Operating income	8.3	6.1	3.5
Interest expense	(1.1)	(2.4)	(2.5)
Loss on extinguishment of debt	(1.4)	(0.5)	(0.2)
Expenses associated with secondary offering	-	(0.1)	-
Other income, net	0.0	0.0	0.0
Income tax expense	2.2	1.2	0.3

Income from continuing operations before discontinued operations and cumulative effect of a change in accounting principle	3.6	1.9	0.5
Discontinued operations:
(Loss) income from operations of discontinued Wholesale Distribution Network	(0.0)	0.1	0.2
(Benefit) provision for income taxes	(0.0)	(0.0)	0.1

(Loss) income on discontinued operations	(0.0)	0.1	0.1
Cumulative effect of change in accounting principle, net of income taxes	-	-	(0.1)

Net income	3.6%	2.0%	0.5%

   Fiscal 2003 Compared to Fiscal 2002

        Net sales for 2003 were $3,493.7 million, an increase of $289.6 million, or 9.0%, over net sales for 2002. Excluding the effect of the 53rd week our net sales increased $226.6 million, or 7.1%, over net sales for 2002. The net sales increase was due to an increase in the comparable store sales of 3.1%, driven by increases in both customer traffic and average ticket sales, and contributions from new stores opened within the last year. As previously mentioned, increases in both our DIY and DIFM business contributed to the comparable store sales increase.

        Gross profit for 2003 was $1,604.5 million, or 45.9% of net sales, as compared to $1,434.4 million, or 44.8% of net sales, in 2002. The increase in gross profit as a percentage of sales reflects continued benefits realized from our category management initiatives and improved efficiencies in our logistics network. In 2004, we anticipate our gross profit to continue to improve as a result of the benefits realized from our category management initiatives and leveraging our logistics expenses.

        Selling, general and administrative expenses, including merger and integration costs of $10.4 million in 2003 and $35.5 million in 2002, increased to $1,316.3 million, or 37.6% of net sales for 2003, from $1,238.1 million, or 38.7% of net sales for 2002. The decrease in selling, general and administrative expenses as a percentage of net sales is primarily a result of a decrease in merger and integration expenses related to the integration of Discount. These integration expenses are related to, among other things, overlapping administrative functions and store conversion expenses. The decline in merger and integration costs was anticipated as we near the completion of the Discount integration. Excluding the impact of the merger and integration costs, the decline as a percentage of net sales is a result of leveraging our fixed costs with the impact of the 53rd week of operations in the fourth quarter of 2003.

        Interest expense for 2003 was $37.6 million, or 1.1% of net sales, as compared to $77.1 million, or 2.4% of net sales, in 2002. The decrease in interest expense is a result of lower overall interest rates resulting primarily from our redemption of our outstanding senior subordinated notes and senior discount debentures in first quarter 2003. Additionally, the decrease is a result of overall lower debt levels in 2003 as compared to 2002, due to our use of free cash flow to pay down debt.

        Income tax expense for 2003 was $78.4 million, as compared to $39.5 million for 2002. Our effective income tax rate decreased to 38.5% for 2003, as compared to 38.8%, for 2002. The decrease in our effective tax rate was primarily due to increases in pre-tax income, which reduced the impact of certain permanent differences on the effective rate.

        During 2003, we recorded $47.3 million in a loss on extinguishment of debt. This loss reflects the write-off of deferred loan costs and premiums paid to redeem our senior subordinated notes and senior discount debentures during the first quarter of fiscal 2003, and also includes the related financing costs associated with amending our senior credit facility to finance this redemption. Additionally, this loss includes the ratable portion of deferred loans costs associated with the partial repayment of our term loans during fiscal 2003.

        We recorded net income of $124.9 million, $1.67 per diluted share for 2003, as compared to $65.0 million, or $0.90 per diluted share for 2002. As a percentage of sales, net income for 2003 was 3.6%, as compared to 2.0% for 2002. The effect of the expenses associated with merger and integration and loss on extinguishment of debt on net income was $35.5 million, or $0.47 per diluted share for 2003 and $32.0 million, or $0.44 per diluted share for 2002. As previously mentioned, these per share amounts reflect the two-for-one stock split declared in 2003.

   Fiscal 2002 Compared to Fiscal 2001

        Net sales for 2002 were $3,204.1 million, an increase of $784.4 million, or 32.4%, over net sales for 2001. The net sales increase was due to an increase a full year’s contribution of sales from stores acquired in the Discount acquisition, in the comparable store sales of 5.5% and contributions from new stores opened within the last year. The comparable store sales increase was a result of growth in both the DIY and DIFM market segments (indicated by an increase in both comparative customers and average customer sales), as well as the continued maturation of new stores.

        Gross profit for 2002 was $1,434.4 million, or 44.8% of net sales, as compared to $1,053.1 million, or 43.5% of net sales, in 2001. The increase in gross profit as a percentage of sales reflects more favorable merchandise costs realized in fiscal 2002 as a result of renegotiating merchandise contracts after the Discount acquisition. Additionally, this increase represents our ability to leverage logistics costs primarily driven by a review of our logistics operations, which occurred in connection with our supply chain initiatives. We began these initiatives during the fourth quarter of fiscal 2001, in which we recorded a $9.1 million charge for restocking and handling fees associated with the return of inventory under these initiatives.

        Selling, general and administrative expenses increased to $1,238.1 million, or 38.7% of net sales for 2002, from $968.6 million, or 40.0% of net sales for 2001. Selling, general and administrative expenses include merger and integration expenses related to the integration of Discount of $35.5 million, or 1.1% of sales, and $4.9 million, or 0.2% of sales, for 2002 and 2001, respectively. These integration expenses are related to, among other things, merger related restructuring, overlapping administrative functions and store conversion expenses. The merger related restructuring charges primarily relate to lease costs associated with closed Advance Auto Parts stores in overlapping markets as a result of the Discount acquisition. Additionally, selling, general and administrative expenses include charges of $25.4 million, or 1.0% of sales, in 2001 as detailed below:

•	$1.4 million represents costs of relocating certain equipment held at facilities closed as a result of our supply chain initiatives;
•	$12.3 million represented the devaluation of property held for sale; and
•	$11.7 million was related to stock option compensation charges resulting from the elimination of variable provisions in certain of our stock options plans.

Excluding the effects of the above merger and integration and other expenses above, the decrease in selling, general and administrative expenses as a percentage of sales reflects an approximate 43 basis point reduction related to our ability to leverage our store payroll expenses against a higher sales base, and an approximate 66 basis point reduction from lower rent expense as a result of owning a higher percentage of stores after the Discount acquisition.

        Interest expense for 2002 was $77.1 million, or 2.4% of net sales, as compared to $61.0 million, or 2.5% of net sales, in 2001. Interest expense reflects the overall increase in average borrowings offset by more favorable interest rates during 2002 as compared to 2001. This increase in borrowings is a result of the additional debt incurred in conjunction with the Discount acquisition.

        Income tax expense for 2002 was $39.5 million, as compared to $7.3 million for 2001. Our effective income tax rate decreased to 38.8% for 2002, as compared to 39.7%, for 2001. The decrease was primarily due to increases in pre-tax income, which reduced the impact of certain permanent differences on the effective rate.

        During 2002, we recorded $16.8 million in a loss on extinguishment of debt. This loss reflects the write-off of the ratable portion of the deferred loan costs associated with our partial repayment of our tranche A and tranche B term loans and expenses associated with the refinancing of the remaining portion of our tranche B term loans. Additionally, this loss includes the write-off of the ratable portion of deferred loan costs and premiums paid associated with the partial repurchase and retirement of our outstanding senior subordinated notes and senior discount debentures.

        We recorded net income of $65.0 million, $0.90 per diluted share for 2002, as compared to $11.4 million, or $0.20 per diluted share for 2001. As a percentage of sales, net income for 2002 was 2.0%, as compared to 0.5% for 2001. The effect of the above merger and integration items and loss on extinguishment of debt on net income is $32.0 million, or $0.44 per diluted share for 2002. The effect of the 2001 merger and integration expenses, loss on extinguishment of debt, cumulative effect of a change in accounting policy and other charges as detailed above were $29.5 million, or $0.51 per diluted share for 2001. As previously mentioned these per share amounts reflect the two-for-one stock split declared in 2003.

Quarterly Financial Results (unaudited) (in thousands, except per share data)

	16-Weeks Ended 4/20/2002	12-Weeks Ended 7/13/2002	12-Weeks Ended 10/5/2002	12-Weeks Ended 12/28/2002	16-Weeks Ended 4/19/2003	12-Weeks Ended 7/12/2003	12-Weeks Ended 10/4/2003	13-Weeks Ended 1/3/2004

Net sales	$967,316	$774,906	$772,723	$689,195	$1,005,968	$827,348	$839,101	$821,279
Gross profit	431,198	345,802	346,840	310,567	463,989	379,474	386,928	374,127
Net income	$12,096	$15,941	$28,363	$8,619	$5,041	$43,458	$45,164	$31,272

Net income per share:
Basic	$0.18	$0.23	$0.40	$0.12	$0.07	$0.59	$0.61	$0.42
Diluted	$0.17	$0.22	$0.39	$0.12	$0.07	$0.58	$0.60	$0.41

Liquidity and Capital Resources

        At January 3, 2004, we had outstanding indebtedness consisting of borrowings of $440.0 million under our senior credit facility. Additionally, we had outstanding borrowings of $5.0 million under our revolving credit facility and had $32.6 million in letters of credit outstanding, which reduced our availability under the revolving credit facility to $122.4 million.

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

        Our new stores, if leased, require capital expenditures of approximately $150,000 per store and an inventory investment of approximately $150,000 per store, net of vendor payables. A portion of the inventory investment is held at a distribution facility. Pre-opening expenses, consisting primarily of store set-up costs and training of new store team members, average approximately $25,000 per store and are expensed when incurred.

        Our future capital requirements will depend on the number of new stores we open or acquire and the timing of those openings or acquisitions within a given year. We opened 125 and 110 new stores during 2003 and 2002, respectively, (including stores acquired in the Trak and Carport acquisitions, but excluding stores acquired in the Discount acquisition). In addition, we anticipate adding approximately 125 to 135 new stores during 2004 primarily through new store openings.

        Historically, we have negotiated extended payment terms from suppliers that help finance inventory growth, and we believe that we will be able to continue financing much of our inventory growth through such extended payment terms. We anticipate that inventory levels will continue to increase but at a rate lower than anticipated sales growth. As recently announced, we have launched a vendor factoring program in 2004 that will allow us to extend the terms on a portion of our accounts payable with our suppliers, therefore, positively impacting cash flow.

        Our capital expenditures were $101.2 million in 2003. These amounts related to the new store openings, the upgrade of our information systems, remodels and relocations of existing stores, including our physical conversion of Discount stores, and capitalizable store improvements. In 2004, we anticipate that our capital expenditures will be approximately $130.0 million, up from 2003 reflecting our intent to own rather than lease a portion of our new store openings.

        Our recent acquisitions have resulted in restructuring reserves recorded in purchase accounting for the closure of certain stores, severance and relocation costs and other facility exit costs. In addition, we assumed certain restructuring and deferred compensation liabilities previously recorded by Western and Discount. At January 3, 2004, the restructuring reserves had a remaining balance of $7.5 million, of which $2.8 million is recorded as a current liability. Additionally, at January 3, 2004, the total liability for the deferred compensation plans was $2.4 million, of which $0.6 million, is recorded as a current liability. The classification for deferred compensation is determined by payment terms elected by plan participants, primarily former Western team members, which can be changed upon 12 months’ notice. These reserves are utilized through the settlement of the corresponding liabilities with cash provided by operations and therefore do not affect our consolidated statement of operations.

        We provide certain health care and life insurance benefits for eligible retired team members through our postretirement plan. At January 3, 2004, our accrued benefit cost related to this plan was $17.4 million. The plan has no assets and is funded on a cash basis as benefits are paid/incurred. The discount rate that we utilize for determining our postretirement benefit obligation is actuarilly determined. The discount rate utilized at January 3, 2004 and December 28, 2002 was 6.25% and 6.75%, respectively. We reserve the right to change or terminate the benefits or contributions at any time. We also continue to evaluate ways in which we can better manage these benefits and control costs. Any changes in the plan or revisions to assumptions that affect the amount of expected future benefits may have a significant impact on the amount of the reported obligation and annual expense. Effective December 2002, we amended the plan to only provide benefits for team members who are eligible at January 1, 2005. This negative plan amendment resulted in a curtailment gain of $2.9 million in 2002, which is being amortized over 12 years to offset corresponding increases in health care cost trends.

        We expect that funds provided from operations and available borrowings of approximately $122.4 million under our revolving credit facility at January 3, 2004, will provide sufficient funds to operate our business, make expected capital expenditures of approximately $130.0 million in 2004, finance our restructuring activities and fund future debt service on our senior credit facility through the next three years.

        For 2003, net cash provided by operating activities was $355.9 million. Of this amount, $124.9 million was provided by net income and $24.2 million was provided as a result of a net decrease in working capital, other long-term assets and liabilities and other operating activities. Significant non-cash items added back for operating cash purposes include depreciation and amortization of $100.7 million, amortization of bond discounts and deferred debt issuance costs of $5.1 million, loss on extinguishment of debt of $47.3 and provision for deferred income taxes of $53.7 million. Net cash used in investing activities was $85.5 million and was comprised primarily of capital expenditures. Net cash used in financing activities was $272.8 million and was comprised primarily of a $294.2 million decrease in our net borrowings, $38.3 million of expenses to complete the redemption of our senior subordinated notes and senior discount debentures in April 2003, offset by proceeds from the exercise of stock options of $25.4 million and an increase in bank overdrafts of $30.2 million.

        For 2002, net cash provided by operating activities was $243.0 million. Of this amount, $65.0 million was provided by net income and $15.9 million was provided as a result of a net decrease in working capital, other long-term assets and liabilities and other operating activities. Significant non-cash items added back for operating cash purposes include depreciation and amortization of $94.1 million, amortization of bond discounts and deferred debt issuance costs of $16.6 million and provision for deferred income taxes of $51.4 million. Net cash used in investing activities was $78.0 million and was comprised primarily of capital expenditures. Net cash used in financing activities was $169.2 million and was comprised primarily of $223.3 million in net payments on the credit facility and payments to repurchase and retire outstanding bonds and a decrease in bank overdrafts of $33.9 million, all offset by $88.7 million in net proceeds from our equity offering in March 2002, and $17.4 million in proceeds from team member exercises of stock options. Additionally, in November 2002, we repurchased the entire $10 million of indebtedness under the industrial development revenue bonds.

        In 2001, net cash provided by operating activities was $103.5 million. This amount consisted of an $11.4 million in net income, depreciation and amortization of $71.2 million, amortization of deferred debt issuance costs and bond discount of $14.6 million, impairment of assets held for sale of $12.3 million, amortization of stock option compensation of $11.7 million and an increase of $17.7 million of net working capital and other operating activities. Net cash used in investing activities was $451.0 million and was comprised primarily of capital expenditures of $63.7 million and cash consideration of $390.0 million paid in the Discount and Carport mergers. Net cash provided by financing activities was $347.6 million and was comprised primarily of net borrowings.

         Our future contractual obligations related to long-term debt and operating leases at January 3, 2004 were as follows:

Contractual Obligations at January 3, 2004(1)	Total	Fiscal 2004	Fiscal 2005	Fiscal 2006	Fiscal 2007	Fiscal 2008	Thereafter

(in thousands)
Long-term debt	$445,000	$22,220	$49,210	$48,413	$325,157	$-	$-
Operating leases	$1,018,270	$163,822	$142,520	$125,411	$108,963	$90,667	$386,887
Other long-term liabilities(2)	$75,102	$-	$-	$-	$-	$-	$-

(1)	We currently do not have minimum purchase commitments under our vendor supply agreements.
(2)	Primarily includes employee benefits accruals, restructuring and closed store liabilities and deferred income taxes for which no contractual payment schedule exists.

Long Term Debt

        Senior Credit Facility. In March 2003, we added incremental facilities under our senior credit facility in the form of a tranche A-1 term loan facility of $75 million and tranche C-1 term loan facility of $275 million to fund the redemption of our outstanding senior subordinated notes and senior discount debentures in April 2003. Additionally in December 2003, we refinanced the remaining portion of our tranche A, A-1, C and C-1 term loan facilities under the previous senior credit facility by amending and restating the credit facility to add a new $100 million tranche D term loan facility and $340 million tranche E term loan facility. In fiscal 2003, we repaid $291.0 million of total debt.

        At January 3, 2004, our senior credit facility consisted of (1) a tranche D term loan facility with a balance of approximately $100.0 million and a tranche E term loan facility with a balance of approximately $340.0 million, and (2) a $160 million revolving credit facility (including a letter of credit sub facility) (of which $122.4 million was available). The credit facility is jointly and severally guaranteed by all of our domestic subsidiaries (including Discount and its subsidiaries) and is secured by all of our assets and the assets of our existing and future domestic subsidiaries (including Discount and its subsidiaries).

        The tranche D term loan facility currently provides for amortization of $19.3 million on November 30, 2004, $21.6 million in May and November 2005 and in May 2006 and $15.8 million at maturity on November 30, 2006. The tranche E term loan facility currently provides for amortization of $2.9 million in November 30, 2004 and semi-annually thereafter, with a final payment of $325.2 million due at maturity on November 30, 2007.

        The interest rates on the tranche D and E term loan facilities are based, at our option, on an adjusted LIBOR rate, plus a margin, or an alternate base rate, plus a margin. Until our delivery of our financial statements for the fiscal year ending on January 3, 2004, the initial margins for the tranche D and E term loan facilities are 2.00% and 1.00% per annum for the adjusted LIBOR rate and alternate base rate borrowings, respectively. The margins after such date will be determined by a pricing grid based on our leverage ratio at that time. At January 3, 2004, interest rates on our tranche D and E term loan facilities were 3.13% and 3.18%, respectively.

        The interest rates on the revolving credit facility are based, at our option, on either an adjusted LIBOR rate, plus a margin, or an alternate base rate, plus a margin. Until our delivery of our financial statements for the fiscal year ending on January 3, 2004, the initial margins for the revolving credit facility is 2.25% and 1.25% per annum for the adjusted LIBOR rate and alternate base rate borrowings, respectively. Additionally, a commitment fee of 0.375% per annum will be charged on the unused portion of the revolving credit facility, payable quarterly in arrears. At January 3, 2004, interest rates on our revolving credit facility were 3.38%.

        The senior credit facility is secured by a first priority lien on substantially all, subject to certain exceptions, of our assets and the assets of our existing domestic subsidiaries (including Discount and its subsidiaries) and will be secured by the properties and assets of our future domestic subsidiaries.

        The senior credit facility contains covenants restricting the ability of us and our subsidiaries to, among other things, (1) declare dividends or redeem or repurchase capital stock, (2) prepay, redeem or purchase debt, (3) incur liens or engage in sale-leaseback transactions, (4) make loans and investments, (5) incur additional debt (including hedging arrangements), (6) engage in certain mergers, acquisitions and asset sales, (7) engage in transactions with affiliates, (8) change the nature of our business and the business conducted by our subsidiaries and (9) change our passive holding company status. We are also required to comply with financial covenants with respect to (a) a maximum leverage ratio, (b) a minimum interest coverage ratio, (c) a minimum current assets to funded senior debt ratio, (d) a maximum senior leverage ratio and (e) limits on capital expenditures. We were in compliance with the above covenants of the senior credit facility at January 3, 2004.

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

Recent Accounting Pronouncements

        In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections.” As a result of rescinding FASB Statement No. 4, “Reporting Gains Losses from Extinguishment of Debt,” gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” This statement also amends FASB Statement No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Additional amendments include changes to other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. We adopted SFAS No. 145 during the first quarter of fiscal 2003. For the fiscal years ended 2003, 2002 and 2001, we recorded losses on the extinguishment of debt of $47.3 million, $16.8 million and $6.1 million, respectively and appropriately reclassified such amounts.

        In September 2002 (as subsequently updated in November 2003), the FASB released EITF Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.” This EITF addresses how a reseller should account for consideration received from a vendor since EITF Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (including a Reseller of the Vendor’s Products),” only addresses the accounting treatment from the vendor’s perspective. The consensus is that cash received from a vendor is presumed to be a reduction of the vendor’s products or services and should, therefore, be characterized as a reduction in the cost of sales when recognized in the customer’s income statement, unless a reimbursement of costs is incurred by the customer to sell the vendor’s products, in which case the cash consideration should be characterized as a reduction of that cost when recognized in the customer’s income statement. Additionally, any rebate or refund should also be recognized as a reduction of the cost of sales based on a systematic and rational allocation. The release is effective for fiscal periods beginning after December 15, 2002. Our current accounting policy for vendor incentives meets the requirements of this EITF and therefore the adoption of this release during the first quarter of fiscal 2003 had no impact on our financial position or results of operations.

        In November 2002, the FASB issued Interpretation, or FIN, No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 sets forth expanded disclosure requirements in the financial statements about a guarantor’s obligations under certain guarantees that it has issued. It also clarifies that, under certain circumstances, a guarantor is required to recognize a liability for the fair value of the obligation at the inception of the guarantee. Certain types of guarantees, such as product warranties, guarantees accounted for as derivatives, and guarantees related to parent-subsidiary relationships are excluded from the liability recognition provisions of FIN No. 45, however, they are subject to the disclosure requirements. The initial liability recognition provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of Interpretation No. 45 are effective for financial statements for interim or annual periods ending after December 15, 2002. We have no guarantees of third party indebtedness and therefore the adoption of FIN No. 45 during the first quarter of fiscal 2003 had no impact on our financial position or results of operations. Additionally, we have complied with the disclosure aspect of FIN No. 45 as it relates to warranties.

        In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” Interpretation No. 46 prescribes how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. This interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Interpretation No. 46 is effective immediately for variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The interpretation applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. We do not have interests in variable interest entities; therefore, the adoption of Interpretation No. 46 had no impact on our financial position or results of operations.

        In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure an amendment of FASB Statement No. 123.” This statement amends SFAS 123, “Accounting for Stock-Based Compensation” to allow for alternative methods of transition for a voluntary change to the fair value based method of accounting for stock issued to employees, who we refer to as team members. This statement also amends FASB No. 123 to require disclosure of the accounting method used for valuation in both annual and interim financial statements. This statement permits an entity to recognize compensation expense under the prospective method, modified prospective method or the retroactive restatement method. If an entity elects to adopt this statement, fiscal years beginning after December 15, 2003 must include this change in accounting for team member stock-based compensation. We have adopted the enhanced disclosure requirements of SFAS No. 148 and accordingly included the related disclosures in the footnotes to our consolidated financial statements included elsewhere in this Form 10-K. We have concluded that we will continue to account for team member stock-based compensation in accordance with Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees.”

        In July 2003 (as subsequently updated in November 2003), the FASB released EITF Issue No. 03-10, “Application of Issue No. 02-16 by Resellers to Sales Incentives Offered to Customers by Manufacturers.” This EITF addresses whether a reseller should account for consideration received from a vendor that is a reimbursement by the vendor for honoring the vendor’s sales incentives offered directly to consumers in accordance with the guidance in EITF Issue No. 02-16. For purposes of this Issue, the “vendor’s sales incentive offered directly to consumers” is limited to a vendor’s incentive (i) that can be tendered by a consumer at resellers that accept manufacturer’s incentives in partial (or full) of the price charged by the reseller for the vendor’s product, (ii) for which the reseller receives a direct reimbursement from the vendor (or a clearinghouse authorized by the vendor) based on the face amount of the incentive, (iii) for which the terms of reimbursement to the reseller for the vendor’s sales incentive offered to the consumer must not be influenced by or negotiated in conjunction with any other incentive arrangements between the vendor and the reseller but, rather may only be determined by the terms of the incentive offered to consumers and (iv) whereby the reseller is subject to an agency relationship with the vendor, whether expressed or implied, in the sales incentive transaction between the vendor and the consumer. The consensus is that sales incentives that meet all of such criteria are not subject to the guidance in Issue No. 02-16. The release is effective for fiscal periods beginning after November 25, 2003. The Company does not expect the adoption will have a material impact on its financial position or results of operations.

         In December 2003, the FASB issued SFAS No. 132R, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” SFAS No. 132R amends the disclosure requirements of SFAS No. 132 to require additional disclosures about assets, obligations, cash flow and net periodic benefit cost of defined benefit pension plans and other defined postretirement plans. This statement is effective for fiscal periods ending after December 15, 2003 and for interim periods beginning after December 15, 2003. We adopted this statement during the fourth quarter of fiscal 2003 and accordingly included the related disclosures in our other benefits footnote.

Risk Factors

Risks Relating to Our Business

We will not be able to expand our business if our growth strategy is not successful.

        We have increased our store count significantly from 1,567 stores at the end of 1998 to 2,539 stores at January 3, 2004. We intend to continue to expand our base of stores as part of our growth strategy, primarily by opening new stores. There can be no assurance that this strategy will be successful. The actual number of new stores to be opened and their success will depend on a number of factors, including, among other things, our ability to manage the expansion and hire, train and retain qualified sales associates, the availability of potential store locations in highly visible, well-trafficked areas and the negotiation of acceptable lease terms for new locations. There can be no assurance that we will be able to open and operate new stores on a timely or profitable basis or that opening new stores in markets we already serve will not harm existing store profitability or comparable store sales. The newly opened and existing stores’ profitability will depend on our ability to properly merchandise, market and price the products required in their respective markets.

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

        Successful implementation of our growth strategy also depends on factors specific to the retail automotive parts industry and numerous other factors that may be beyond our control. These include adverse changes in:

•	general economic conditions and conditions in our local markets, which could reduce our sales;
•	the competitive environment in the automotive aftermarket parts and accessories retail sector that may force us to reduce prices or increase spending;
•	the automotive aftermarket parts manufacturing industry, such as consolidation, which may disrupt or sever one or more of our vendor relationships;
•	our ability to anticipate and meet changes in consumer preferences for automotive products, accessories and services in a timely manner; and
•	our continued ability to hire and retain qualified personnel, which depends in part on the types of recruiting, training and benefit programs we adopt.

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

If demand for products sold by our stores slows, our business, financial condition and results of operations will suffer.

        Demand for products sold by our stores depends on many factors and may slow for a number of reasons, including:

•	the weather, as vehicle maintenance may be deferred during periods of inclement weather;
•	the economy, as during periods of good economic conditions, more of our DIY customers may pay others to repair and maintain their cars instead of working on their own cars. In periods of declining economic conditions, both DIY and DIFM customers may defer vehicle maintenance or repair; and
•	the decline of the average age of vehicles, miles driven or number of cars on the road may indicate a reduction in the demand for our product offerings.

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

If we are unable to compete successfully against other companies in the automotive aftermarket industry, we could lose customers and our revenues may decline.

        The sale of automotive parts, accessories and maintenance items is highly competitive in many areas, including price, name recognition, customer service and location. We compete primarily with national and regional retail automotive parts chains, wholesalers or jobber stores, independent operators, automobile dealers that supply parts, discount stores and mass merchandisers that carry automotive replacement parts, accessories and maintenance items. Some of our competitors possess advantages over us, including substantially greater financial and marketing resources, a larger number of stores, longer operating histories, greater name recognition, larger and more established customer bases and more established vendor relationships. Our response to these competitive disadvantages may require us to reduce our prices or increase our spending, which would lower revenue and profitability. Competitive disadvantages may also prevent us from introducing new product lines or require us to discontinue current product offerings or change some of our current operating strategies. If we do not have the resources or expertise or otherwise fail to develop successful strategies to address these competitive disadvantages, we could lose customers and our revenues may decline.

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

        At January 3, 2004, we had total debt of approximately $445.0 million. Our debt levels could have important consequences to you. For example, it could:

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

        If we are unable to service our debt, we will be required to pursue one or more alternative strategies, such as selling assets, refinancing or restructuring our debt or raising additional equity capital. However, we cannot assure you that any alternative strategies will be feasible or prove adequate. Also, some alternative strategies would require the consent of at least a majority in interest of the lenders under our senior credit facility and we can provide no assurances that we would be able to obtain this consent. If we are unable to meet our debt service obligations and alternative strategies are unsuccessful or unavailable, our lenders would be entitled to exercise various remedies, including foreclosing on our assets. Under those circumstances, our investors may lose all or a portion of their investments.

The covenants governing our debt impose significant restrictions on us.

        The terms of our amended senior credit facility impose significant operating and financial restrictions on us and our subsidiaries and require us to meet certain financial tests. These restrictions may also have a negative impact on our business, financial condition and results of operations by significantly limiting or prohibiting us from engaging in certain transactions, including:

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

        The failure to comply with any of these covenants would cause a default under our senior credit facility. Furthermore, our senior credit facility contains certain financial covenants, including establishing a maximum leverage ratio and requiring us to maintain a minimum interest coverage ratio and a funded senior debt to current assets ratio, which, if not maintained by us, will cause us to be in default under our senior credit facility. Any of these defaults, if not waived, could result in the acceleration of all of our debt, in which case the debt would become immediately due and payable. If this occurs, we may not be able to repay our debt or borrow sufficient funds to refinance it. Even if new financing were available, it may not be on terms that are acceptable to us.

Item 7a. Quantitative and Qualitative Disclosures about Market Risks.

        We are exposed to cash flow risk due to changes in interest rates with respect to our long-term debt. While we cannot predict the impact interest rate movements will have on our debt, exposure to rate changes is managed through the use of fixed and variable rate debt and hedging activities. Our variable rate debt is primarily vulnerable to movements in the LIBOR rate. Our future exposure to interest rate risk increased during 2003 due to the addition of variable rate debt and redemption of our fixed rate senior subordinated notes and senior discount debentures, all offset by decreased interest rates, a reduction in overall debt levels and the addition of two interest rate swaps.

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

        The table below presents principal cash flows and related weighted average interest rates on our long-term debt outstanding at January 3, 2004, by expected maturity dates. Additionally, the table includes the notional amounts of our debt hedged and the impact of the anticipated average pay and receive rates of our hedges through their maturity dates. Expected maturity dates approximate contract terms. Weighted average variable rates are based on implied forward rates in the yield curve at January 3, 2004, as adjusted by the limitations of the hedge agreement. Implied forward rates should not be considered a predictor of actual future interest rates.

	Fiscal 2004	Fiscal 2005	Fiscal 2006	Fiscal 2007	Fiscal 2008	Total	Fair Market Liability

Long-term debt:	(dollars in thousands)

Variable rate	$22,220	$49,210	$48,413	$325,157	-	$445,000	$445,000
Weighted average interest rate	4.1%	5.3%	6.4%	7.1%	0.0%	5.4%	-

Interest rate swap:

Variable to fixed	$125,000	$125,000	$75,000	$-	-	$125,000	$96
Average pay rate	0.8%	-	-	-	-	0.8%	-
Average receive rate	-	0.2%	1.0%	-	-	0.4%	-

Interest rate collar:

Variable to fixed	$150,000	$-	$-	$-	-	$150,000	$433
Average pay rate	0.3%	-	-	-	-	0.3%	-
Average receive rate	-	-	-	-	-	-	-

Item 8.   Financial Statements and Supplementary Data.

      See financial statements included in "Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K."

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      None.

Item 9A.   Controls and Procedures

        Our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective. Disclosure controls and procedures mean our controls and other procedures that are designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

        There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.   Directors and Executive Officers of the Registrant.

        See the information set forth in the sections entitled “Proposal No. 1 –Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our proxy statement for the 2004 annual meeting of stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended January 3, 2004, which is incorporated herein by reference.

Item 11.   Executive Compensation.

        See the information set forth in the section entitled “Executive Compensation” in the 2004 proxy statement, which is incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        See the information set forth in the section entitled “Security Ownership of Certain Beneficial Owners and Management” in the 2004 proxy statement, which is incorporated herein by reference.

Equity Compensation Plan Information

        The following table sets forth our shares authorized for issuance under our equity compensation plans at January 3, 2004.

	Number of shares to be issued upon exercise of outstanding options, warrants, and rights (1)	Weighted-average exercise price of outstanding options, warrants, and rights (1)	Number of securities remaining available for future issuance under equity compensation plans(1)(2)

Equity compensation plans approved by stockholders	5,410,750	$15.05	2,266,387

Equity compensation plans not approved by stockholders	-	-	-

Total	5,410,750	$15.05	2,266,387

(1)	Gives effect to a 2 for 1 stock split by us in the form of a stock dividend distributed on January 2, 2004.
(2)	Excludes shares reflected in the first column.

Item 13.   Certain Relationships and Related Transactions.

        See the information set forth in the sections entitled “Related-Party Transactions” and “Proposal No. 1 –Election of Directors –Compensation Committee Interlocks and Insider Participation” in the 2004 Proxy Statement, which is incorporated herein by reference.

Item 14.   Principal Accountant Fees and Services.

        See the information set forth in the section entitled “Principal Accountant Fees and Services” in the 2004 proxy statement, which is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)(1) Financial Statements

Audited Consolidated Financial Statements of Advance Auto Parts, Inc. and Subsidiaries for the three years ended January 3, 2004, December 28, 2002 and December 29, 2001:

(2) Financial Statement Schedules

Schedule I Condensed Financial Information of the Registrant	F-35
Schedule II Valuation and Qualifying Accounts	F-39

(3) Exhibits

The exhibits listed on the accompanying Exhibit Index are filed as exhibits to this report or incorporated by reference herein.

(b) Reports on Form 8-K

(i)	On October 6, 2003, we filed a current report on Form 8-K under item 5 thereof relating to the issuance of a press release announcing that after 2003 Western Auto Supply Company, a wholly owned subsidiary of Advance, will no longer supply merchandise and services to its wholesale distribution network.

(ii)	On October 29, 2003, we filed a current report on Form 8-K under item 12 thereof relating to the issuance of a press release announcing our operating results for the third quarter ended October 4, 2003.

(iii)	On November 20, 2003 we filed a current report on Form 8-K under item 9 thereof relating to the issuance of a press release announcing the sale by a stockholder of 1.5 million shares of our common stock.

(iv)	On December 30, 2003 we filed a current report on Form 8-K (other than exhibits contained therein which were filed therewith) under item 9 thereof relating to the issuance of a press release announcing the amendment and restatement of our senior credit facility.

EXHIBIT INDEX

Exhibit Number	Description
3.1(3)	Restated Certificate of Incorporation of Advance Auto Parts, Inc. (“Advance Auto”).
3.2(3)	Bylaws of Advance Auto.
4.1(7)	Amended and Restated Stockholders’ Agreement dated as of November 2, 1998, as amended, among FS Equity Partners IV, L.P., Ripplewood Partners, L.P., Ripplewood Advance Auto Parts Employee Fund I L.L.C., Nicholas F. Taubman, Arthur Taubman Trust dated July 13, 1964, WA Holding Co. and Advance Auto, as successor in interest to Advance Holding Corporation (“Advance Holding”) (including the Terms of the Registration Rights of the Common Stock).
10.1(9)	Amended and Restated Credit Agreement dated as of December 5, 2003 among Advance Auto, Advance Stores Company, Incorporated (“Advance Stores”), the lenders party thereto, JPMorgan Chase Bank (“JPMorgan Chase”), as administrative agent, and Suntrust Bank and Wachovia Bank, National Association, as documentation agents.
10.2(9)	Amended and Restated Pledge Agreement dated as of December 5, 2003 among Advance Auto, Advance Stores, the subsidiary pledgors listed therein and JPMorgan Chase, as collateral agent.
10.3(5)	Guarantee Agreement dated as of November 28, 2001 among Advance Auto, the Subsidiary Guarantors listed therein and JP Morgan Chase, as collateral agent.
10.4(5)	Indemnity, Subrogation and Contribution Agreement dated as of November 28, 2001 among Advance Auto, Advance Stores, the Guarantors listed therein and JP Morgan Chase, as collateral agent.
10.5(9)	Amended and Restated Security Agreement dated as of December 5, 2003 among Advance Auto, Advance Stores, the subsidiary guarantors listed therein and JPMorgan Chase, as collateral agent.
10.6(1)	Lease Agreement dated as of March 16, 1995 between Ki, L.C. and Advance Stores for its headquarters located at 5673 Airport Road, Roanoke, Virginia, as amended.
10.7(1)	Lease Agreement dated as of January 1, 1997 between Nicholas F. Taubman and Advance Stores for the distribution center located at 1835 Blue Hills Drive, N.E., Roanoke, Virginia, as amended.
10.8(4)*	Advance Auto 2001 Senior Executive Stock Option Plan.
10.9(4)*	Form of Advance Auto 2001 Senior Executive Stock Option Agreement.
10.10(4)*	Advance Auto 2001 Executive Stock Option Plan.
10.11(4)*	Advance Auto 2001 Senior Executive Stock Subscription Plan.
10.12(4)*	Form of Advance Auto 2001 Stock Option Agreement.
10.13(4)*	Advance Auto 2001 Employee Stock Subscription Plan.
10.14(4)*	Form of Advance Auto Stock Subscription Agreement.
10.15(1)*	Form of Secured Promissory Note.
10.16(1)*	Form of Stock Pledge Agreement.
10.17(1)*	Form of Employment and Non-Competition Agreement between Childs, Cox, Gearheart, Gerald, Gray, Gregory, Hale, Helms, Jeter, Knighten, Kyle, Livesay, McDaniel, Miley, Quinn, Rakes, Richardson, Smith, Turner and Williams and Advance Stores.
10.18(1)*	Form of Employment and Non-Competition Agreement between Bigoney, Buskirk, Felts, Fralin, Haan, Klasing, Reid, Stevens, Vaughn, Wade, Weatherly and Wirth and Advance Stores
10.19(1)*	Form of Indemnity Agreement between each of the directors of Advance Auto and Advance Auto, as successor in interest to Advance Holding.
10.20(2)*	Employment and Noncompetition Agreement dated as of February 1, 2000, among Advance Stores, Advance Auto, as successor in interest Advance Holding, and Lawrence P. Castellani.
10.21(2)*	Senior Executive Stock Subscription Agreement dated as of February 1, 2000, between Advance Auto, as successor in interest to Advance Holding, and Lawrence P. Castellani.
10.22(2)*	Restricted Stock Agreement dated as of February 1, 2000, between Advance Auto, as successor in interest to Advance Holding, and Lawrence P. Castellani.
10.23(4)*	Form of Advance Auto 2001 Stock Option Agreement for holders of Discount fully converted options.
10.24(4)	Purchase Agreement dated as of October 31, 2001 among Advance Stores, Advance Trucking Corporation, LARALEV, INC., Western Auto Supply Company, J.P. Morgan Securities Inc., Credit Suisse First Boston Corporation and Lehman Brothers Inc.
10.25(5)	Joinder to the Purchase Agreement dated as of November 28, 2001 by and among Advance Aircraft

Exhibit Number	Description
Company, Inc., Advance Merchandising Company, Inc., WASCO Insurance Agency, Inc., Western Auto of Puerto Rico, Inc., Western Auto of St. Thomas, Inc., Discount, DAP Acceptance Corporation, J.P. Morgan Securities, Inc., Credit Suisse First Boston Corporation and Lehman Brothers Inc.
10.26(6)	Form of Master Lease dated as of February 27, 2001 by and between Dapper Properties I, II and III, LLC and Discount.
10.27(5)	Form of Amendment to Master Lease dated as of December 28, 2001 between Dapper Properties I, II and III, LLC and Discount.
10.28(6)	Form of Sale-Leaseback Agreement dated as of February 27, 2001 by and between Dapper Properties I, II and III, LLC and Discount.
10.29(5)	Substitution Agreement dated as of November 28, 2001 by and among GE Capital Franchise Finance Corporation, Washington Mutual Bank, FA, Dapper Properties I, II and III, LLC, Autopar Remainder I, II and III, LLC, Discount and Advance Stores.
10.30(5)	First Amendment to Substitution Agreement dated as of December 28, 2001 by and among GE Capital Franchise Finance Corporation, Washington Mutual Bank, FA, Dapper Properties I, II and III, LLC, Autopar Remainder I, II and III, LLC, Discount, Advance Stores and Western Auto Supply Company.
10.31(5)	Form of Amended and Restated Guaranty of Payment and Performance dated as of December 28, 2001 by Advance Stores in favor of Dapper Properties I, II and III, LLC.
10.32(7)	Lease Agreement dated as of August 8, 2001 by and between George D. Zamias and Advance Stores.
10.33(9)	Amendment and Restatement Agreement dated as of December 5, 2003, among Advance Auto, Advance Stores, the lenders party thereto and JP Morgan Chase, as administrative agent.
10.34(9)	Reaffirmation Agreement dated as of December 5, 2003 among Advance Auto, Advance Stores, the lenders party thereto and JP Morgan Chase, as administrative agent and collateral agent.
10.35(8)	Advance Auto Employee Stock Purchase Plan.
10.36(10)	Severance Agreement and Amendment to Employment and Non-Competition Agreement dated August 15, 2003 among Advance Auto, Advance Stores and David R. Reid.
21.1	Subsidiaries of Advance Auto.
23.1	Consent of Deloitte & Touche LLP.
24.1	Power of Attorney of certain officers and directors (contained in signature page).
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(*)	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 14(c).
(1)	Filed on June 4, 1998 as an exhibit to Registration Statement on Form S-4 (No. 333-56013) of Advance Stores Company, Incorporated.
(2)	Furnished on March 31, 2000 as an exhibit to Annual Report on Form 10-K of Advance Holding Corporation.
(3)	Furnished on August 31, 2001 as an exhibit to Registration Statement on Form S-4 (No. 333-68858) of Advance Auto Parts, Inc.
(4)	Furnished on November 6, 2001 as an exhibit to Amendment No. 2 to Registration Statement on Form S-4 (No. 333-68858) of Advance Auto Parts, Inc.
(5)	Filed on January 22, 2002 as an exhibit to Registration Statement on Form S-4 (No. 333-81180 ) of Advance Stores Company, Incorporated.
(6)	Filed on April 2, 2001 as an exhibit to the Quarterly Report on Form 10-Q of Discount.
(7)	Filed on February 6, 2002 as an exhibit to Registration Statement on Form S-1 (No. 333-82298) of Advance Auto Parts, Inc.
(8)	Filed on April 22, 2002 as an appendix to the Definitive Proxy Statement on Schedule 14A of Advance Auto Parts, Inc.
(9)	Filed on December 30, 2003 as an exhibit to Current Report on Form 8-K of Advance Auto Parts, Inc.
(10)	Filed on November 6, 2003 as an exhibit to the Quarterly Report on Form 10-Q of Advance Auto Parts, Inc.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of
Advance Auto Parts, Inc.
Roanoke, Virginia

We have audited the accompanying consolidated balance sheets of Advance Auto Parts, Inc. and subsidiaries (the Company) as of January 3, 2004 and December 28, 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended January 3, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Advance Auto Parts, Inc. and subsidiaries as of January 3, 2004 and December 28, 2002, and the results of their operations and their cash flows for each of the three years in the period ended January 3, 2004, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, effective December 29, 2002, the Company changed its financial statement classification of losses from the extinguishment of debt to conform with Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections.

DELOITTE & TOUCHE LLP

McLean, Virginia
March 11, 2004

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
January 3, 2004 and December 28, 2002
(in thousands, except per share data)

Assets	January 3, 2004	December 28, 2002

Current assets:
Cash and cash equivalents	$11,487	$13,885
Receivables, net	84,799	102,574
Inventories, net	1,113,781	1,048,803
Other current assets	16,387	20,210

Total current assets	1,226,454	1,185,472
Property and equipment, net of accumulated depreciation of $395,027 and $313,841	712,702	728,432
Assets held for sale	20,191	28,346
Other assets, net	23,724	22,975

	$1,983,071	$1,965,225

Liabilities and Stockholders’ Equity
Current liabilities:
Bank overdrafts	$31,085	$869
Current portion of long-term debt	22,220	10,690
Accounts payable	568,275	470,740
Accrued expenses	173,818	208,176
Other current liabilities	58,547	32,101

Total current liabilities	853,945	722,576

Long-term debt	422,780	724,832

Other long-term liabilities	75,102	49,461

Commitments and contingencies
Stockholders' equity:
Preferred stock, nonvoting, $0.0001 par value,
10,000 shares authorized; no shares issued or outstanding	-	-
Common stock, voting, $0.0001 par value, 100,000 shares authorized; 73,884 and 71,470 issued and outstanding	7	7
Additional paid-in capital	647,106	610,192
Stockholder subscription receivables	-	(976)
Accumulated other comprehensive loss	(529)	(592)
Accumulated deficit	(15,340)	(140,275)

Total stockholders’ equity	631,244	468,356

	$1,983,071	$1,965,225

The accompanying notes to consolidated financial statements
are an integral part of these statements.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended January 3, 2004, December 28, 2002, and December 29, 2001
(in thousands, except per share data)

	Fiscal Years Ended

	2003	2002	2001

	(53 weeks)	(52 weeks)	(52 weeks)
Net sales	$3,493,696	$3,204,140	$2,419,746
Cost of sales, including purchasing and warehousing costs	1,889,178	1,769,733	1,357,594
Expenses associated with supply chain initiatives	-	-	9,099

Gross profit	1,604,518	1,434,407	1,053,053
Selling, general and administrative expenses	1,305,867	1,202,524	938,300
Expenses associated with supply chain initiatives	-	-	1,394
Impairment of assets held for sale	-	-	12,300
Expenses associated with merger and integration	10,417	34,935	1,135
Expenses associated with merger related restructuring	-	597	3,719
Non-cash stock option compensation expense	-	-	11,735

Operating income	288,234	196,351	84,470
Other, net:
Interest expense	(37,576)	(77,081)	(61,042)
Loss on extinguishment of debt	(47,288)	(16,822)	(6,106)
Expenses associated with secondary offering	-	(1,733)	-
Other income, net	341	963	1,033

Total other, net	(84,523)	(94,673)	(66,115)

Income from continuing operations before provision for income taxes, (loss) income on discontinued operations and cumulative effect of a change in accounting principle	203,711	101,678	18,355
Provision for income taxes	78,424	39,530	7,284

Income from continuing operations before (loss) income on discontinued operations and cumulative effect of a change in accounting principle	125,287	62,148	11,071
Discontinued operations:
(Loss) income from operations of discontinued Wholesale Dealer Network (including loss on disposal of $2,693 in 2003)	(572)	4,691	4,040
(Benefit) provision for income taxes	(220)	1,820	1,604

(Loss) income on discontinued operations	(352)	2,871	2,436
Cumulative effect of a change in accounting principle, net of a $1,360 income tax benefit	-	-	(2,065)

Net income	$124,935	$65,019	$11,442

The accompanying notes to consolidated financial statements
are an integral part of these statements.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS - (Continued)
For the Years Ended January 3, 2004, December 28, 2002, and December 29, 2001
(in thousands, except per share data)

	Fiscal Years Ended

	2003	2002	2001

	(53 weeks)	(52 weeks)	(52 weeks)
Net income (loss) per basic share from:
Income from continuing operations before (loss) income on discontinued operations and cumulative effect of a change in accounting principle	1.72	0.89	0.19
(Loss) income on discontinued operations	(0.01)	0.04	0.04
Cumulative effect of a change in accounting principle	-	-	(0.03)

	1.71	0.93	0.20

Net income (loss) per diluted share from:
Income from continuing operations before (loss) income on discontinued operations and cumulative effect of a change in accounting principle	1.68	0.86	0.19
(Loss) income on discontinued operations	(0.01)	0.04	0.04
Cumulative effect of a change in accounting principle	-	-	(0.03)

	1.67	0.90	0.20

Average common shares outstanding	72,999	70,098	57,274
Dilutive effect of stock options	1,744	2,278	1,042

Average common shares outstanding - assuming dilution	74,743	72,376	58,316

The accompanying notes to consolidated financial statements
are an integral part of these statements.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Years Ended January 3, 2004, December 28, 2002, and December 29, 2001
(in thousands)

							Accumulated
					Additional	Stockholder	Other		Total
	Preferred Stock		Common Stock		Paid-in	Subscription	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Receivable	Loss	Deficit	Equity

Balance, December 30, 2000	-	$-	56,578	$6	$375,206	$(2,364)	-	$(216,577)	$156,271
Net income	-	-	-	-	-	-	-	11,442	11,442
Discount acquisition	-	-	8,620	1	107,129	-	-	-	107,130
Non-cash stock option compensation expense	-	-	-	-	11,735	-	-	-	11,735
Stock issued under employee stock subscription plan	-	-	60	-	746	(411)	-	(159)	176
Repayment of management loans	-	-	-	-	-	99	-	-	99
Issuance of shares upon the exercise of stock options	-	-	126	-	1,719	-	-	-	1,719

Balance, December 29, 2001	-	$-	65,384	$7	$496,535	$(2,676)	-	$(205,294)	$288,572
Net income	-	-	-	-	-	-	-	65,019	65,019
Unrealized loss on hedge arrangement	-	-	-	-	-	-	(592)	-	(592)

Comprehensive income									64,427
Issuance of common stock, net of $1,369 in related expenses	-	-	4,500	-	88,653	-	-	-	88,653
Issuance of shares upon the exercise of stock options	-	-	1,558	-	17,369	-	-	-	17,369
Tax benefit related to exercise of stock options	-	-	-	-	6,968	-	-	-	6,968
Stock issued under employee stock purchase plan	-	-	28	-	667	-	-	-	667
Repayment of management loans	-	-	-	-	-	1,700	-	-	1,700

Balance, December 28, 2002	-	$-	71,470	$7	$610,192	$(976)	$(592)	$(140,275)	$468,356
Net income	-	-	-	-	-	-	-	124,935	124,935
Unrealized gain on hedge arrangement	-	-	-	-	-	-	63	-	63

Comprehensive income	-								124,998
Issuance of shares upon the exercise of stock options	-	-	2,267	-	25,407	-	-	-	25,407
Tax benefit related to exercise of stock options	-	-	-	-	7,964	-	-	-	7,964
Stock issued under employee stoc purchase plan	-	-	147	-	3,543	-	-	-	3,543
Repayment of management loans	-	-	-	-	-	976	-	-	976

Balance, January 3, 2004	-	$-	73,884	$7	$647,106	-	$(529)	$(15,340)	$631,244

The accompanying notes to consolidated financial statements
are an integral part of these statements.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended January 3, 2004, December 28, 2002, and December 29, 2001
(in thousands)

	Fiscal Years Ended

	2003	2002	2001

Cash flows from operating activities:	(53 weeks)	(52 weeks)	(52 weeks)
Net income	$124,935	$65,019	$11,442
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	100,737	94,090	71,231
Stock option compensation expense	-	-	11,735
Amortization of deferred debt issuance costs	1,470	3,536	3,121
Amortization of bond discount	3,640	13,076	11,468
Compensation for stock issued under the employee stock purchase plan	3,543	667	-
Loss (gain) on disposal of property and equipment, net	793	(1,838)	2,027
Impairment of assets held for sale	-	-	12,300
Provision (benefit) for deferred income taxes	53,742	51,426	(5,447)
Tax benefit related to exercise of stock options	7,964	6,968	-
Loss on extinguishment of debt	47,288	16,822	6,106
Cumulative effect of a change in accounting principle, net of tax	-	-	2,065
Net decrease (increase) in:
Receivables, net	17,775	(6,610)	3,073
Inventories, net	(64,893)	(69,481)	13,101
Other assets	(7,216)	(9,824)	172
Net increase (decrease) in:
Accounts payable	97,535	41,699	(17,663)
Accrued expenses	(27,985)	34,110	(5,106)
Other liabilities	(3,407)	3,336	(16,089)

Net cash provided by operating activities	355,921	242,996	103,536

Cash flows from investing activities:
Purchases of property and equipment	(101,177)	(98,186)	(63,695)
Acquisitions, net of cash acquired	-	(13,176)	(389,953)
Proceeds from sales of property and equipment	15,703	33,357	2,640

Net cash used in investing activities	(85,474)	(78,005)	(451,008)

Cash flows from financing activities:
Increase (decrease) in bank overdrafts	30,216	(33,879)	5,679
Repayments (borrowings) under notes payable	-	-	(784)
Early extinguishment of debt	(647,462)	(464,991)	(270,299)
Borrowings under credit facilities	452,600	308,100	697,500
Payments on credit facilities	(99,300)	(66,400)	(254,701)
Repayment of industrial development revenue bonds	-	(10,000)	-
Proceeds from issuance of subordinated notes	-	-	185,604
Payment of debt related costs	(38,330)	(10,955)	(17,984)
Repayment of management loans	976	1,700	(550)
Proceeds from issuance of common stock, net of related expenses	-	88,658	-
Proceeds from exercise of stock options	25,407	17,369	2,381
Increase in borrowings secured by trade receivables	3,048	1,175	734

Net cash (used in) provided by financing activities	(272,845)	(169,223)	347,580

Net (decrease) increase in cash and cash equivalents	(2,398)	(4,232)	108
Cash and cash equivalents, beginning of period	13,885	18,117	18,009

Cash and cash equivalents, end of period	$11,487	$13,885	$18,117

The accompanying notes to consolidated financial statements
are an integral part of these statements.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
For the Years Ended January 3, 2004, December 28, 2002, and December 29, 2001
(in thousands)

	Fiscal Years Ended

	2003	2002	2001

	(53 weeks)	(52 weeks)	(52 weeks)
Supplemental cash flow information:
Interest paid	$33,904	$60,081	$41,480
Income tax (payments) refunds, net	(10,126)	2,910	(15,452)
Non-cash transactions:
Accrued purchases of property and equipment	9,324	15,818	10,725
Unrealized gain (loss) on hedge arrangements	63	(592)	-
Note receivable upon disposal of property and equipment	-	925	-
Issuance of common stock and stock options - Discount acquisition	-	-	107,129
Accrued debt issuance costs	-	-	2,156
Equity transactions under the stockholder subscription and employee stock option plans	-	-	411

The accompanying notes to consolidated financial statements
are an integral part of these statements.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 3, 2004, December 28, 2002, and December 29, 2001
(in thousands, except per share data)

1.     Organization and Description of Business:

        Advance Auto Parts, Inc. (“Advance”) conducts all of its operations through its wholly owned subsidiary, Advance Stores Company, Incorporated and its subsidiaries (“Stores”). Advance and Stores (collectively, the “Company”) operate 2,539 stores within the United States, Puerto Rico and the Virgin Islands. The Company operates 2,503 stores throughout 39 states in the Northeastern, Southeastern and Midwestern regions of the United States. These stores operate primarily under the “Advance Auto Parts” trade name except for the State of Florida which operate under “Advance Discount Auto Parts” or “Discount Auto Parts” trade names. These stores offer automotive replacement parts, accessories and maintenance items, with no significant concentration in any specific area. In addition, the Company operates 36 stores under the “Western Auto” trade name, located primarily in Puerto Rico and the Virgin Islands, which offer certain home and garden merchandise in addition to automotive parts, accessories and service.

2.     Summary of Significant Accounting Policies:

Accounting Period

        The Company’s fiscal year ends on the Saturday nearest the end of December, which results in an extra week every six years. Accordingly, fiscal 2003 includes 53 weeks of operations. All other fiscal years presented include 52 weeks of operations.

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

Vendor Incentives and Change in Accounting Method

        The Company receives incentives from vendors related to cooperative advertising allowances, volume rebates and other functional discounts. Many of the incentives are under long-term agreements (terms in excess of one year), while others are negotiated on an annual basis. Certain vendors require the Company to use cooperative advertising allowances exclusively for advertising. The Company defines these allowances as restricted cooperative advertising allowances and recognizes them as a reduction to selling, general and administrative expenses as incremental advertising expenditures are incurred. The remaining cooperative advertising allowances not restricted by the Company’s vendors, or unrestricted, rebates and other functional incentives are earned based on purchases and/or the sale of product. The Company accounts for vendor incentives in accordance with Emerging Issues Task Force, or EITF, No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.” Accordingly, the Company records unrestricted cooperative advertising and volume rebates earned as a reduction of inventory and recognizes the incentives as a reduction to cost of sales as the inventory is sold.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
January 3, 2004, December 28, 2002, and December 29, 2001
(in thousands, except per share data)

        The Company recognizes the functional incentives earned related to long-term agreements as a reduction of cost of sales over the life of the agreement based on the timing of purchases. These incentives are not recorded as reductions to inventory. The functional amounts earned under long-term arrangements are based on estimates of total purchases that will be made over the life of the contracts and the amount of incentives that will be earned. These incentives are generally recognized based on the cumulative purchases as a percentage of total estimated purchases over the life of the contract. The Company’s margins could be impacted positively or negatively if actual purchases or results from any one-year differ from its estimates, however the impact over the life of the contract would be the same. Short-term incentives (terms less than one year) are recognized as a reduction to cost of sales over the course of the annual agreement and are not recorded as reductions to inventory.

        Amounts received or receivable from vendors that are not yet earned are reflected as deferred revenue in the accompanying consolidated balance sheets. Management’s estimate of the portion of deferred revenue that will be realized within one year of the balance sheet date has been included in other current liabilities in the accompanying consolidated balance sheets. Total deferred revenue is $19,524 and $20,592 at January 3, 2004 and December 28, 2002. Earned amounts that are receivable from vendors are included in receivables, net on the accompanying consolidated balance sheets except for that portion expected to be received after one-year, which is included in other assets, net on the accompanying consolidated balance sheets.

        Effective December 31, 2000, the Company changed its method of accounting for unrestricted cooperative advertising funds received from certain vendors to recognize these payments as a reduction to the cost of inventory acquired from these vendors. Previously, these funds were accounted for as a reduction to selling, general and administrative expenses as advertising expense was incurred. The new method was adopted to better align the reporting of these payments with the Company’s and the vendors’ use of these payments as reductions to the price of inventory acquired from the vendors. The effect of the change in fiscal 2001 was to increase income from continuing operations by $358, or $0.01 per diluted share. The cumulative effect of retroactive application of the change on the year ended December 29, 2001, was to reduce income by approximately $2,065, net of $1,360 income tax, or $0.03 per share.

Preopening Expenses

        Preopening expenses, which consist primarily of payroll and occupancy costs, are expensed as incurred.

Advertising Costs

        The Company expenses advertising costs as incurred in accordance with the American Institute of Certified Public Accountant's Statement of Position, or SOP, 93-7, “Reporting on Advertising Costs.” Advertising expense incurred was approximately $75,870, $69,637 and $56,698 in fiscal 2003, 2002 and 2001, respectively.

Merger and Integration Costs

        As a result of the Discount Auto Parts (“Discount”) acquisition in 2001, the Company incurred costs related to, among other things, overlapping administrative functions and store conversions, all of which have been expensed as incurred. These costs are presented as expenses associated with the merger and integration in the accompanying statements of operations.

Warranty Costs

        The Company’s vendors are primarily responsible for warranty claims. Warranty costs relating to merchandise and services sold under warranty, which are not covered by vendors’ warranties, are estimated based on the Company’s historical experience and are recorded in the period the product is sold. The following table presents changes in our defective and warranty reserves.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
January 3, 2004, December 28, 2002, and December 29, 2001
(in thousands, except per share data)

	January 3, 2004	December 28, 2002	December 29, 2001

Defective and warranty reserve, beginning of period	$15,620	$21,587	$18,962
Reserves established (1)	13,755	11,632	15,713
Reserves utilized	(13,797)	(16,015)	(14,672)
Other adjustments (2)	-	(1,584)	1,584

Defective and warranty reserve, end of period	$15,578	$15,620	$21,587

(1)	Includes $1,656 of reserves established for the transition of the discontinued operations of the wholesale distribution network.
(2)	Represents subsequent adjustments to the Company’s original purchase price allocation from the acquisition of Discount. These adjustments were the result of obtaining additional information related to the estimated costs of outstanding warranties and have been allocated proportionately to our non-current assets, primarily property and equipment. These adjustments had no direct impact on the statement of operations, but reduced the depreciable base of the associated non-current assets.

Revenue Recognition and Trade Receivables

        The Company recognizes merchandise revenue at the point of sale to customers in the retail segment and point of shipment to a wholesale segment customer. Service revenue is recognized upon performance of the service. The majority of sales are made for cash; however, the Company extends credit to certain commercial customers through a third-party provider of private label credit cards. The Company establishes reserves for returns and allowances at the time of sale based on current sales levels and historical return rates. Receivables under the private label credit card program are transferred to the third-party provider on a limited recourse basis. The Company provides an allowance for doubtful accounts on receivables sold with recourse based upon factors related to credit risk of specific customers, historical trends and other information. This arrangement is accounted for as a secured borrowing. Receivables and the related secured borrowings under the private label credit card were $20,623 and $17,575 at January 3, 2004 and December 28, 2002, respectively, and are included in accounts receivable and other current liabilities, respectively, in the accompanying consolidated balance sheets.

Earnings Per Share of Common Stock

        Basic earnings per share of common stock has been computed based on the weighted-average number of common shares outstanding during the period. Diluted earnings per share of common stock reflects the increase in the weighted-average number of common shares outstanding assuming the exercise of outstanding stock options, calculated on the treasury stock method. There were 59, 116 and 509 antidilutive options for the fiscal years ended January 3, 2004, December 28, 2002 and December 29, 2001, respectively.

Stock Split

        On October 29, 2003, the Company’s Board of Directors declared a two-for-one stock split of the Company’s common stock, effected as a 100% stock dividend. The dividend was distributed on January 2, 2004 to holders of record as of December 11, 2003 and began trading on a post-split basis on January 5, 2004. All share and per share amounts in the accompanying consolidated financial statements have been restated to reflect the effects of the stock split.

Employee Stock Options

        As permitted under Statement of Financial Accounting Standard, or SFAS, No. 123, “Accounting for Stock-Based Compensation,” the Company accounts for its stock options using the intrinsic value method prescribed in Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees”, or APB No.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
January 3, 2004, December 28, 2002, and December 29, 2001
(in thousands, except per share data)

25. Under APB No. 25, compensation cost for stock options is measured as the excess, if any, of the market price of the Company’s common stock at the measurement date over the exercise price. Accordingly, the Company has not recognized compensation expense on the issuance of its Fixed Options because the exercise price equaled the fair market value of the underlying stock on the grant date. The Company recorded compensation expense related to its Performance Options and Variable Options of $11,735 in non-cash stock option compensation expense in the accompanying consolidated statements of operations for the fiscal year ended December 29, 2001. No compensation expense was required for the fiscal years ended January 3, 2004 and December 28, 2002.

        As required by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure an amendment of FASB Statement No. 123,” the following table reflects the impact on net income and earnings per share as if the Company had adopted the fair method of recognizing compensation costs as prescribed by SFAS No. 123.

	2003	2002	2001

Net income, as reported	$124,935	$65,019	$11,442
Add: Total stock-based employee compensation expense included in reported net income, net of related tax effects			7,076
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4,636)	(1,894)	(9,771)

Pro forma net income	120,299	63,125	8,747

Net income per share:

Basic, as reported	1.71	0.93	0.20
Basic, pro forma	1.65	0.90	0.15
Diluted, as reported	1.67	0.90	0.20
Diluted, pro forma	1.61	0.87	0.15

        For the above information, the fair value of each option granted in the fiscal 2003 was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions: (i) weighted average risk-free interest rate of 3.12%; (ii) weighted-average expected life of options of four years; (iii) expected dividend yield of zero and (iv) weighted-average volatility of 41%.

        For the above information, the fair value of each option granted in the fiscal 2002 was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions: (i) weighted average risk-free interest rate ranging from 4.45% to 3.12%; (ii) weighted-average expected life of options of four years; (iii) expected dividend yield of zero and (iv) weighted-average volatility of 17%.

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
January 3, 2004, December 28, 2002, and December 29, 2001
(in thousands, except per share data)

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

        In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the fair value of the hedge arrangement is recorded as an asset or liability in the accompanying consolidated balance sheet at January 3, 2004. The Company has adopted the “matched terms” accounting method as provided by Derivative Implementation Group, or DIG, Issue No. G20, “Assessing and Measuring the Effectiveness of a Purchased Option Used in a Cash Flow Hedge” for the zero-cost collar, and DIG Issue No. 9, “Assuming No Ineffectiveness When Critical Terms of the Hedging Instrument and the Hedge Transaction Match in a Cash Flow Hedge” for the interest rate swaps. Accordingly, the Company has matched the critical terms of each hedge instrument to the hedged debt and used the anticipated terminal value of zero to assume the hedges have no ineffectiveness. In addition, the Company will record all adjustments to the fair value of the hedge instruments in accumulated other comprehensive income (loss) through the maturity date of the applicable hedge arrangement. The fair value at January 3, 2004 was an unrecognized loss of $433 and $96 on the interest rate collar and swaps, respectively. At December 28, 2002, the fair value of the interest rate collar was an unrecognized loss of $592. Any amounts received or paid under these hedges will be recorded in the statement of operations as earned or incurred. Comprehensive income for the fiscal years ended January 3, 2004 and December 28, 2002 is as follows:

	January 3, 2004	December 28, 2002

Net income	$124,935	$65,019
Unrealized gain (loss) on hedge arrangements	63	(592)

Comprehensive income	$124,998	$64,427

        Based on the estimated current and future fair values of the hedge arrangements at January 3, 2004, the Company estimates amounts currently included in accumulated other comprehensive income that will be reclassified to earnings in the next 12 months will consist of a loss of $433 under the interest rate collar and a loss of $821 associated with the interest rate swaps.

Segment Reporting

        The Company has adopted SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” which defines how operating segments are determined and requires disclosures about products, services, major customers and geographic areas. Subsequent to the Company’s discontinuance of the Wholesale Distribution Network (Note 3), the Company believes that it began operating in one business segment.

Recent Accounting Pronouncements

        In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment

of FASB Statement No. 13 and Technical Corrections.” As a result of rescinding FASB Statement No. 4, “Reporting Gains Losses from Extinguishment of Debt,” gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” This statement also amends FASB Statement No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
January 3, 2004, December 28, 2002, and December 29, 2001
(in thousands, except per share data)

Additional amendments include changes to other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The Company adopted SFAS No. 145 during the first quarter of fiscal 2003. For the fiscal years ended 2003, 2002 and 2001, the Company recorded losses on the extinguishment of debt of $47,288, $16,822 and $6,106, respectively and has appropriately reclassified such amounts.

        In September 2002 (as subsequently updated in November 2003), the FASB released EITF Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.” This EITF addresses how a reseller should account for consideration received from a vendor since EITF Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (including a Reseller of the Vendor’s Products),” only addresses the accounting treatment from the vendor’s perspective. The consensus is that cash received from a vendor is presumed to be a reduction of the vendor’s products or services and should, therefore, be characterized as a reduction in the cost of sales when recognized in the customer’s income statement, unless a reimbursement of costs is incurred by the customer to sell the vendor’s products, in which case the cash consideration should be characterized as a reduction of that cost when recognized in the customer’s income statement. Additionally, any rebate or refund should also be recognized as a reduction of the cost of sales based on a systematic and rational allocation. The release is effective for fiscal periods beginning after December 15, 2002. The Company’s current accounting policy for vendor incentives meets the requirements of this EITF and therefore the adoption of this release during the first quarter of fiscal 2003 had no impact on the Company’s financial position or results of operations.

        In November 2002, the FASB issued Interpretation, or FIN, No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 sets forth expanded disclosure requirements in the financial statements about a guarantor’s obligations under certain guarantees that it has issued. It also clarifies that, under certain circumstances, a guarantor is required to recognize a liability for the fair value of the obligation at the inception of the guarantee. Certain types of guarantees, such as product warranties, guarantees accounted for as derivatives, and guarantees related to parent-subsidiary relationships are excluded from the liability recognition provisions of FIN No. 45, however, they are subject to the disclosure requirements. The initial liability recognition provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of Interpretation No. 45 are effective for financial statements for interim or annual periods ending after December 15, 2002. The Company has no guarantees of third party indebtedness and therefore the adoption of FIN No. 45 during the first quarter of fiscal 2003 had no impact on the Company’s financial position or results of operations. The Company has accurately complied with the disclosure aspect of FIN No. 45 as it relates to warranties.

        In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” Interpretation No. 46 prescribes how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. This interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Interpretation No. 46 is effective immediately for variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The interpretation applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not have interests in variable interest entities; therefore, the adoption of Interpretation No. 46 had no impact on its financial position or results of operations.

        In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure an amendment of FASB Statement No. 123.” This statement amends SFAS 123, “Accounting for Stock-Based Compensation” to allow for alternative methods of transition for a voluntary change to the fair value based method of accounting for stock issued to employees, who the Company refers to as team members. This statement also amends FASB No. 123 to require disclosure of the accounting method used for valuation in both annual and interim financial statements. This statement permits an entity to recognize compensation expense under the prospective method, modified prospective method or the retroactive restatement method. If an entity elects to

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
January 3, 2004, December 28, 2002, and December 29, 2001
(in thousands, except per share data)

adopt this statement, fiscal years beginning after December 15, 2003 must include this change in accounting for team member stock-based compensation. The Company has adopted the enhanced disclosure requirements of SFAS No. 148 and accordingly included the related disclosures in these footnotes. The Company has concluded that it will continue to account for team member stock-based compensation in accordance with Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees.”

        In July 2003 (as subsequently updated in November 2003), the FASB released EITF Issue No. 03-10, “Application of Issue No. 02-16 by Resellers to Sales Incentives Offered to Customers by Manufacturers.” This EITF addresses whether a reseller should account for consideration received from a vendor that is a reimbursement by the vendor for honoring the vendor’s sales incentives offered directly to consumers in accordance with the guidance in EITF Issue No. 02-16. For purposes of this Issue, the “vendor’s sales incentive offered directly to consumers” is limited to a vendor’s incentive (i) that can be tendered by a consumer at resellers that accept manufacturer’s incentives in partial (or full) of the price charged by the reseller for the vendor’s product, (ii) for which the reseller receives a direct reimbursement from the vendor (or a clearinghouse authorized by the vendor) based on the face amount of the incentive, (iii) for which the terms of reimbursement to the reseller for the vendor’s sales incentive offered to the consumer must not be influenced by or negotiated in conjunction with any other incentive arrangements between the vendor and the reseller but, rather may only be determined by the terms of the incentive offered to consumers and (iv) whereby the reseller is subject to an agency relationship with the vendor, whether expressed or implied, in the sales incentive transaction between the vendor and the consumer. The consensus is that sales incentives that meet all of such criteria are not subject to the guidance in Issue No. 02-16. The release is effective for fiscal periods beginning after November 25, 2003. The Company is currently evaluating the effect of this release and does not expect that the adoption will have a material impact on its financial position or results of operations.

         In December 2003, the FASB issued SFAS No. 132R, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” SFAS No. 132R amends the disclosure requirements of SFAS No. 132 to require additional disclosures about assets, obligations, cash flow and net periodic benefit cost of defined benefit pension plans and other defined postretirement plans. This statement is effective for fiscal periods ending after December 15, 2003 and for interim periods beginning after December 15, 2003. The Company adopted this statement during the fourth quarter of fiscal 2003 and accordingly included the related disclosures in the other benefits footnote.

Reclassifications

        Certain items in the fiscal 2002 financial statements have been reclassified to conform with the fiscal 2003 presentation.

3.     Discontinued Operations:

        On December 19, 2003, the Company discontinued the supply of merchandise to its Wholesale Distribution Network, or Wholesale. Wholesale consisted of independently owned and operated dealer locations, for which the Company supplied merchandise inventory. This component of the Company’s business operated in the Company’s previously reported wholesale segment. The Company has accounted for the discontinuance of the wholesale segment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company has classified these operating results as discontinued operations in the accompanying consolidated statements of operations for the fiscal years ended January 3, 2004, December 28, 2002 and December 29, 2001. For the fiscal years ended January 3, 2004, December 28, 2002 and December 29, 2001, the Wholesale Distribution Network had revenues of $52,486, $83,743 and $97,893, respectively. At January 3, 2004, the Wholesale Distribution Network assets were not significant to the accompanying consolidated balance sheet.

        The discontinued wholesale segment, excluding certain allocated and team member benefit expenses, represented the entire results of operations previously reported in that segment. These excluded expenses represented $2,361, $3,272 and $5,490 of allocated and team member benefit expenses for fiscal 2003, 2002, and 2001, respectively, that remain a component of income from continuing operations and have therefore been

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
January 3, 2004, December 28, 2002, and December 29, 2001
(in thousands, except per share data)

excluded from discontinued operations. The Company has also allocated corporate interest expenses incurred under the Company’s senior credit facility and subordinated notes. The allocated interest complies with the provisions of EITF 87-24, “Allocation of Interest to Discontinued Operations,” and are reported in discontinued operations on the accompanying statements of operations. These amounts were $484, $1,126 and $1,665 for fiscal 2003, 2002 and 2001, respectively. The loss on the discontinued operations of Wholesale for fiscal 2003 included $2,693 of exit costs as follows:

Severance costs	$1,183
Warranty allowances	1,606
Other	(96)

Total exit costs	$2,693

4.     Acquisitions:

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

        In accordance with SFAS No. 141, the acquisition was accounted for under the purchase method of accounting and was effective for accounting purposes on December 2, 2001. Accordingly, the results of operations of Discount for the period from December 2, 2001 are included in the accompanying consolidated financial statements. The purchase price of $481,688 was allocated to the assets acquired and liabilities assumed based upon estimates of fair values. Negative goodwill of $58,763, resulting from excess fair value over the purchase price, was allocated proportionately as a reduction to certain non-current assets, primarily property and equipment.

        For the fiscal years ended January 3, 2004, December 28, 2002 and December 29, 2001, the Company incurred $10,417, $35,532 and 4,854, respectively, of merger and integration and merger-related restructuring expenses. These expenses represent merger and integration costs associated with integrating the Discount operations.

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
January 3, 2004, December 28, 2002, and December 29, 2001
(in thousands, except per share data)

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

5.     Closed Store and Restructuring Liabilities:

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

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
January 3, 2004, December 28, 2002, and December 29, 2001
(in thousands, except per share data)

	Severance	Relocation	Other Exit Costs	Total

Closed Store Liabilities, December 30, 2000	-	-	$6,788	$6,788
New provisions	475	-	8,285	8,760
Change in estimates	-	-	11	11
Reserves utilized	(475)	-	(5,441)	(5,916)

Closed Store Liabilities, December 29, 2001	-	-	9,643	9,643
New provisions	-	-	3,808	3,808
Change in estimates	-	-	725	725
Reserves utilized	-	-	(5,284)	(5,284)

Closed Store Liabilities, December 28, 2002	-	-	8,892	8,892
New provisions	-	-	1,190	1,190
Change in estimates	-	-	1,522	1,522
Reserves utilized	-	-	(5,197)	(5,197)

Closed Store Liabilities, January 3, 2004	-	-	$6,407	$6,407

Restructuring Liabilities, December 30, 2000	-	-	3,797	3,797
Purchase accounting adjustments	9,292	611	3,606	13,509
Reserves utilized	(837)	-	(2,500)	(3,337)

Restructuring Liabilities, December 29, 2001	8,455	611	4,903	13,969
Purchase accounting adjustments	(3,129)	(219)	(1,039)	(4,387)
Reserves utilized	(3,674)	(367)	(1,238)	(5,279)

Restructuring Liabilities, December 28, 2002	1,652	25	2,626	4,303
Change in estimates	-	-	(1,178)	(1,178)
Reserves utilized	(1,598)	(25)	(452)	(2,075)

Restructuring Liabilities, January 3, 2004	54	-	996	1,050

Total Closed Store and Restructuring Liabilities at January 3, 2004	$54	-	$7,403	$7,457

        New provisions established for closed store liabilities include the present value of the remaining lease obligations and management’s estimate of future costs of insurance, property tax and common area maintenance reduced by the present value of estimated revenues from subleases and are established by a charge to selling, general and administrative costs in the accompanying consolidated statements of operations at the time the facilities actually close. The Company currently uses discount rates ranging from 4.5% to 7.8% for estimating these liabilities.

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

        Changes in estimates associated with restructuring liabilities resulted in adjustments to the carrying value of property and equipment, net on the accompanying consolidated balance sheets and did not affect the Company’s consolidated statement of operations. The closed store and restructuring liabilities are recorded in accrued expenses (current portion) and other long-term liabilities (long-term portion) in the accompanying consolidated balance sheets.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
January 3, 2004, December 28, 2002, and December 29, 2001
(in thousands, except per share data)

6.     Receivables:

Receivables consist of the following:

	January 3, 2004	December 28, 2002

Trade:
Wholesale (Note 3)	$435	$7,042
Retail	24,594	18,836
Vendor	56,727	67,057
Installment	10,418	15,409
Other	1,755	3,195

Total receivables	93,929	111,539
Less: Allowance for doubtful accounts	(9,130)	(8,965)

Receivables, net	$84,799	$102,574

7. Inventories, net

        Inventories are stated at the lower of cost or market. Cost was determined using the last-in, first-out (“LIFO”) method for approximately 93% and 91% of inventories at January 3, 2004 and December 28, 2002, respectively, and the first-in, first-out (“FIFO”) method for remaining inventories. The remaining inventories consist of product cores, which consist of the non-consumable portion of certain parts and batteries. Core values are included as part of our merchandise costs and are either passed on to the customer or returned to the vendor. Additionally, these products are not subject to the frequent cost changes like our other merchandise inventory, therefore resulting in no material difference from applying either the LIFO or FIFO valuation methods.

        The Company capitalizes certain purchasing and warehousing costs into inventory. Purchasing and warehousing costs included in inventory, at FIFO, at January 3, 2004 and December 28, 2002, were $75,349 and $69,160, respectively. Inventories consist of the following:

	January 3, 2004	December 28, 2002

Inventories at FIFO, net	$1,051,678	$988,856
Adjustments to state inventories at LIFO	62,103	59,947

Inventories at LIFO, net	$1,113,781	$1,048,803

        Replacement cost approximated FIFO cost at January 3, 2004 and December 28, 2002.

        Inventory quantities are tracked through a perpetual inventory system. The Company uses a cycle counting program in all distribution centers, Parts Delivered Quickly warehouses, or PDQs, Local Area Warehouses, or LAWs, and retail stores to ensure the accuracy of the perpetual inventory quantities of both merchandise and core inventory. The Company establishes reserves for estimated shrink based on historical accuracy and effectiveness of the cycle counting program. The Company also establishes reserves for potentially excess and obsolete inventories based on current inventory levels of discontinued product and the historical analysis of the liquidation of discontinued inventory below cost. The nature of the Company’s inventory is such that the risk of obsolescence is minimal and excess inventory has historically been returned to the Company’s vendors for credit. The Company provides reserves when less than full credit is expected from a vendor or when liquidating product will result in retail prices below recorded costs. The Company’s reserves against inventory for these matters were $16,011 and $16,289 at January 3, 2004 and December 28, 2002, respectively.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
January 3, 2004, December 28, 2002, and December 29, 2001
(in thousands, except per share data)

8.     Property and Equipment:

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

        Depreciation of land improvements, buildings, furniture, fixtures and equipment, and vehicles is provided over the estimated useful lives, which range from 2 to 40 years, of the respective assets using the straight-line method. Amortization of building and leasehold improvements is provided over the shorter of the original useful lives of the respective assets or the term of the lease using the straight-line method. Depreciation and amortization expense was $100,737, $94,090 and $70,745 for the fiscal years ended 2003, 2002 and 2001, respectively.

        Property and equipment consists of the following:

	Original Useful Lives	January 3, 2004	December 28, 2002

Land and land improvements	0-10 years	$177,088	$178,513
Buildings	40 years	214,919	209,457
Building and leasehold improvements	10 - 40 years	110,974	101,019
Furniture, fixtures and equipment	3 - 12 years	553,759	505,044
Vehicles	2 - 10 years	36,338	32,516
Other		14,651	15,724

		1,107,729	1,042,273
Less - Accumulated depreciation and amortization		(395,027)	(313,841)

Property and equipment, net		$712,702	$728,432

        The Company capitalized approximately $5,423, $2,888 and $19,699 incurred for the development of internal use computer software during fiscal 2003, fiscal 2002 and fiscal 2001, respectively. These costs are included in the furniture, fixtures and equipment category above and are depreciated on the straight-line method over three to seven years.

9. Assets Held for Sale

        The Company applies SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which requires that long-lived assets and certain identifiable intangible assets to be disposed of be reported at the lower of the carrying amount or the fair market value less selling costs. At January 3, 2004 and December 28, 2002, the Company’s assets held for sale were $20,191 and $28,346, respectively, primarily consisting of closed stores as a result of the Discount integration and a closed distribution center.

        During fiscal 2001, the Company recorded an impairment charge of $12,300, to reduce the carrying value of certain non-operating facilities to their estimated fair market value. A charge of $4,700 represents the write-down of a closed distribution center acquired as part of the Western merger. A charge of $4,600 represents the reduction in carrying value of the former Western Auto corporate office also acquired in the Western merger. Both of these facilities were disposed of in fiscal 2002.

        The remaining $3,000 represents a reduction to the carrying value of a closed distribution center in Jeffersonville, Ohio that was identified for closure in fiscal 2002 as part of the Company’s supply chain initiatives. The carrying value for this property included in assets held for sale was $5,700 and $5,800 at January 3, 2004 and December 28, 2002, respectively. The reduction in this book value represents the Company’s best estimate of fair market value based on recent marketing efforts to attract buyers for this property.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
January 3, 2004, December 28, 2002, and December 29, 2001
(in thousands, except per share data)

10.   Other Assets:

        As of January 3, 2004 and December 28, 2002, other assets include deferred debt issuance costs of $3,987 and $14,244, respectively (net of accumulated amortization of $1,793 and $5,837, respectively), relating primarily to the financing in connection with the Discount acquisition and the fiscal 1998 recapitalization. Such costs are being amortized over the term of the related debt (5 years). In April 2003, the Company redeemed all of its currently outstanding senior subordinated notes and senior discount debentures. Accordingly, the Company wrote-off $9,822 in deferred debt issuance cost included in other assets.

11.   Accrued Expenses:

        Accrued expenses consist of the following:

	January 3, 2004	December 28, 2002

Payroll and related benefits	$67,788	$75,767
Warranty	15,578	15,620
Other	90,452	116,789

Total accrued expenses	$173,818	$208,176

12.   Other Long-term Liabilities:

        Other long-term liabilities consist of the following:

	January 3, 2004	December 28, 2002

Employee benefits	$19,162	$21,321
Restructuring and closed store liabilities	4,684	7,203
Deferred income taxes	39,525	10,140
Other	11,731	10,797

Total other long-term liabilities	$75,102	$49,461

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
January 3, 2004, December 28, 2002, and December 29, 2001
(in thousands, except per share data)

13.   Long-term Debt:

        Long-term debt consists of the following:

	January 3, 2004	December 28, 2002

Senior Debt:
Tranche A, Senior Secured Term Loan at variable interest
rates (3.69% at December 28, 2002), repaid on December 5, 2003	-	$82,989
Tranche C, Senior Secured Term Loan at variable interest rates (3.69% at December 29, 2002), repaid on December 5, 2003	-	248,099
Tranche D, Senior Secured Term Loan at variable interest rates (3.13% at January 3, 2004), due November 2006	100,000	-
Tranche E, Senior Secured Term Loan at variable interest rates (3.18% at January 3, 2004), due November 2007	340,000	-
Revolving facility at variable interest rates (3.38% at January 3, 2004), due November 2006	5,000	1,700
Subordinated Debt:
Senior subordinated notes payable, interest due semi-annually at 10.25%, due April 2008 (called March 2003)	-	151,450
Senior subordinated notes payable, interest due semi-annually at 10.25%, due April 2008, face amount of $174,365 less unamortized discount of $10,912 at December 28, 2002 (called March 2003)	-	163,453
Senior discount debentures, interest at 12.875%, due April 2009, face amount of $91,050 less unamortized discount of $3,219 at December 28, 2002 (called March 2003)	-	87,831

	445,000	735,522
Less: Current portion of long-term debt	(22,220)	(10,690)

Long-term debt, excluding current portion	$422,780	$724,832

        The Company completed the redemption of its outstanding senior subordinated notes and senior discount debentures on April 15, 2003. Incremental facilities were added to fund the redemption in the form of a tranche A-1 term loan facility of $75,000 and tranche C-1 term loan facility of $275,000. In conjunction with this redemption and overall partial repayment of $54,433, the Company wrote-off deferred financing costs in accordance with EITF Issue No. 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments”. The write-off of these costs combined with the accretion of the discounts and related premiums paid on the repurchase of the senior subordinated notes and senior discount debentures resulted in a loss on extinguishment of debt of $46,887 in the accompanying consolidated statements of operations for the year ended January 3, 2004.

        During the remainder of fiscal 2003, the Company repaid $236,089 of its terms loans under the senior credit facility. In conjunction with this partial repayment, the Company wrote-off additional deferred financing costs in the amount of $401, which is classified as a loss on extinguishment of debt in the accompanying consolidated statements of operations for the year ended January 3, 2004. Additionally in December 2003, the Company refinanced the remaining portion of its tranche A, A-1, C and C-1 term loan facilities under the previous senior credit facility by amending and restating the credit facility to add a new $100,000 tranche D term loan facility and $340,000 tranche E term loan facility. The borrowings under the tranche D term loan facility and tranche E term loan facility were used to replace the tranche A, A-1, C and C-1 term loan facilities.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
January 3, 2004, December 28, 2002, and December 29, 2001
(in thousands, except per share data)

        During fiscal 2002, the Company repaid a portion of its tranche A and tranche B term loan facilities. Subsequently, it also refinanced the remaining portion of its tranche B term loan facility under its previous senior credit facility by amending and restating the credit facility to add a new $250,000 tranche C term loan facility. The borrowings under the tranche C term loan facility were used to refinance the tranche B term loan facility. In conjunction with the extinguishment of this debt, the Company wrote-off deferred financing costs in accordance with EITF No. 96-19. The write-off of these costs are classified as a loss on extinguishment of debt of $8,542 in the accompanying consolidated statement of operations.

        During fiscal 2002, the Company also repurchased and retired a portion of its senior subordinated notes and senior discount debentures. The premiums paid and the write-off of the related deferred financing costs are classified as a loss on extinguishment of debt of $8,280 in the accompanying statements of operations.

        At January 3, 2004, the senior credit facility provided for (1) $440,000 in term loans (as detailed above) and (2) $160,000 under a revolving credit facility (which provides for the issuance of letters of credit with a sub limit of $70,000). As of January 3, 2004, the Company had borrowed $5,000 under the revolving credit facility and had $32,585 in letters of credit outstanding, which reduced availability under the credit facility to $122,415.

        The amended tranche D term loan facility amortization schedule currently reflects required repayments of $19,251 on November 30, 2004, $21,636 in May and November 2005, $21,636 in May 2006 and $15,839 at maturity on November 30, 2006. Under the amended credit facility, the tranche E term loan facility requires scheduled repayments of $2,969 semi-annually beginning November 30, 2004 through May 31, 2007, and the Company will be required to pay the remaining balance at maturity on November 30, 2007.

        The interest rates on the tranche D and E term loan facilities are based, at the Company’s option, on either an adjusted LIBOR rate, plus a margin, or an alternate base rate, plus a margin. Under the Company’s senior credit facility as amended in December 2003 and until its delivery of its financial statements for the fiscal year ending on January 3, 2004, the initial margins for the tranche D term loan facilities and the tranche E term loan facilities are 2.00% and 1.00% per annum for the adjusted LIBOR rate and alternate base rate borrowings, respectively. The margins subsequent to such date will be determined by a pricing grid based on the Company’s leverage ratio at that time.

        The interest rates on the revolving credit facility is based, at the Company’s option, on either an adjusted LIBOR rate, plus a margin, or an alternate base rate, plus a margin. Under the Company’s senior credit facility as amended in December 2003 and until its delivery of its financial statements for the fiscal year ending on January 3, 2004, the initial margins for the revolving credit facility is 2.25% and 1.25% per annum for the adjusted LIBOR rate and alternate base rate borrowings, respectively. Additionally, a commitment fee of 0.375% per annum will be charged on the unused portion of the revolving credit facility, payable quarterly in arrears.

        Borrowings under the senior credit facility are required to be prepaid, subject to certain exceptions, with (1) 50% of the Excess Cash Flow (as defined in the senior credit facility) unless the Company’s Senior Leverage Ratio (as defined in the senior credit facility) at the end of any fiscal year is less than or equal to 1.00 to 1.00, in which case 25% of Excess Cash Flow for such fiscal year will be required to be repaid, (2) 100% of the net cash proceeds of all asset sales or other dispositions of property by the Company and its subsidiaries, subject to certain exceptions (including exceptions for reinvestment of certain asset sale proceeds within 270 days of such sale and certain sale-leaseback transactions), and (3) 100% of the net proceeds of certain issuances of debt or equity by the Company and its subsidiaries.

        Voluntary prepayments and voluntary reductions of the unutilized portion of the revolving credit facility are permitted in whole or in part, at the Company’s option, in minimum principal amounts specified in the senior credit facility, without premium or penalty, subject to reimbursement of the lenders’ redeployment costs in the case of a prepayment of adjusted LIBOR borrowings other than on the last day of the relevant interest period. Voluntary prepayments will (1) generally be allocated among the facilities on a pro rata basis (based on the then outstanding principal amount of the loans under each facility) and (2) within each such facility, be applied to the installments

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
January 3, 2004, December 28, 2002, and December 29, 2001
(in thousands, except per share data)

under the amortization schedule within the following 12 months under such facility until eliminated. All remaining amounts of prepayments will be applied pro rata to the remaining amortization payments under such facility.

        The senior credit facility is guaranteed by the Stores and by each of its existing domestic subsidiaries and will be guaranteed by all future domestic subsidiaries. The senior credit facility is secured by a first priority lien on substantially all, subject to certain exceptions, of the stores’ properties and assets and the properties and assets of its existing domestic subsidiaries (including Discount and its subsidiaries) and will be secured by the properties and assets of its future domestic subsidiaries. The senior credit facility contains covenants restricting the ability of the Company and its subsidiaries to, among other things, (1) declare dividends or redeem or repurchase capital stock, (2) prepay, redeem or purchase debt, (3) incur liens or engage in sale-leaseback transactions, (4) make loans and investments, (5) incur additional debt (including hedging arrangements), (6) engage in certain mergers, acquisitions and asset sales, (7) engage in transactions with affiliates, (8) change the nature of the Company’s business and the business conducted by its subsidiaries and (9) change the holding company status of Advance. The Company is required to comply with financial covenants with respect to a maximum leverage ratio, a minimum interest coverage ratio, a minimum current assets to funded senior debt ratio, a maximum senior leverage ratio and maximum limits on capital expenditures.

        As of January 3, 2004, the Company was in compliance with the covenants of the senior credit facility. Substantially all of the net assets of the Company’s subsidiaries are restricted at January 3, 2004.

        At January 3, 2004, the aggregate future annual maturities of long-term debt are as follows:

2004	$22,220
2005	49,210
2006	48,413
2007	325,157
2008	-
Thereafter	-

$445,000

14.   Stockholder Subscription Receivables:

        The Company established a stock subscription plan in fiscal 1998, which allows certain directors, officers and key team members of the Company to purchase shares of common stock. The plan required that the purchase price of the stock equal the fair market value at the time of the purchase and allowed fifty percent of the purchase price to be executed through the delivery of a full recourse promissory note. All of the notes were in paid in full during 2003. At December 28, 2002, outstanding stockholder subscription receivables were $976, and are included as a reduction to stockholders’ equity in the accompanying balance sheet.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
January 3, 2004, December 28, 2002, and December 29, 2001
(in thousands, except per share data)

15.   Income Taxes:

        Provision (benefit) for income taxes from continuing operations for fiscal 2003, fiscal 2002 and fiscal 2001 consists of the following:

	Current	Deferred	Total

2003-
Federal	$23,759	$44,820	$68,579
State	923	8,922	9,845

	$24,682	$53,742	$78,424

2002-
Federal	$(11,958)	$44,740	$32,782
State	62	6,686	6,748

	$(11,896)	$51,426	$39,530

2001-
Federal	$12,510	$(2,948)	$9,562
State	221	(2,499)	(2,278)

	$12,731	$(5,447)	$7,284

         The provision (benefit) for income taxes from continuing operations differed from the amount computed by applying the federal statutory income tax rate due to:

	2003	2002	2001

Income from continuing operations before
cumulative effect of a change in accounting principle at statutory U.S. federal income tax rate	$71,298	$35,587	$6,424
State income taxes, net of federal income tax benefit	6,399	4,386	(1,481)
Non-deductible interest & other expenses	1,263	914	1,067
Valuation allowance	(1,002)	241	44
Other, net	466	(1,598)	1,230

	$78,424	$39,530	$7,284

        During the years ended January 3, 2004, December 28, 2002, and December 29, 2001, the Company had a (loss) income from operations of the discontinued Wholesale Dealer Network of $(572), 4,691, and 4,040, respectively. The Company recorded an income tax (benefit) expense of $(220), 1,820 and 1,604 related to these discontinued operations for the years ended January 3, 2004, December 28, 2002, and December 29, 2001, respectively. During the year ended December 29, 2001, the Company recorded the cumulative effect of a change in accounting principle of $3,425. The Company recorded an income tax benefit of $1,360 related to this cumulative effect for the year ended December 29, 2001.

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

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
January 3, 2004, December 28, 2002, and December 29, 2001
(in thousands, except per share data)

	January 3, 2004	December 28, 2002

Deferred income tax assets	$38,441	$82,555
Valuation Allowance	(793)	(1,795)
Deferred income tax liabilities	(100,989)	(90,363)

Net deferred income tax (liabilities)	$(63,341)	$(9,603)

        The Company incurred financial reporting and tax losses in 1999 primarily due to integration and interest costs incurred as a result of the fiscal 1998 Western merger and the 1998 recapitalization. At January 3, 2004 and December 28, 2002, the Company has cumulative net deferred income tax liabilities of $63,341 and $9,603, respectively. The gross deferred income tax assets also include state net operating loss carryforwards, or NOLs, and state tax credit carryforwards of approximately $6,695 and $594, respectively. These NOLs and state tax credit carryforwards may be used to reduce future taxable income and expire periodically through fiscal year 2022. The Company believes it will realize these tax benefits through a combination of the reversal of temporary differences, projected future taxable income during the NOL carryforward periods and available tax planning strategies. Due to uncertainties related to the realization of certain deferred tax assets for NOLs in various jurisdictions, the Company recorded a valuation allowance of $793 as of January 3, 2004 and $1,795 as of December 28, 2002. The amount of deferred income tax assets realizable, however, could change in the near future if estimates of future taxable income are changed.

Temporary differences which give rise to significant deferred income tax assets (liabilities) are as follows:

	January 3, 2004	December 28, 2002

Current deferred income tax assets (liabilities)
Inventory differences	$(51,604)	$(53,372)
Accrued medical and workers compensation	6,755	8,355
Accrued expenses not currently deductible for tax	17,466	21,490
Net operating loss carryforwards	3,567	16,426
Minimum tax credit carryforward (no expiration)	-	7,611

Total current deferred income tax assets (liabilities)	$(23,816)	$510

Long-term deferred income tax assets (liabilities)
Property and equipment	(47,318)	(36,991)
Postretirement benefit obligation	6,931	7,393
Unamortized bond discount	-	12,980
Net operating loss carryforwards	3,128	7,312
Tax credit carryforwards	594	594
Valuation allowance	(793)	(1,795)
Other, net	(2,067)	394

Total long-term deferred income tax assets(liabilities)	$(39,525)	$(10,113)

        These amounts are recorded in other current assets, other current liabilities, other assets and other long-term liabilities in the accompanying consolidated balance sheets, as appropriate.

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
January 3, 2004, December 28, 2002, and December 29, 2001
(in thousands, except per share data)

16.     Lease Commitments:

        The Company leases store locations, distribution centers, office space, equipment and vehicles under lease arrangements that extend through 2024, some of which are with related parties.

        At January 3, 2004, future minimum lease payments due under non-cancelable operating leases are as follows:

	Other (a)	Related Parties (a)	Total

2004	$160,703	$3,119	$163,822
2005	139,748	2,772	142,520
2006	123,167	2,244	125,411
2007	108,343	620	108,963
2008	90,206	461	90,667
Thereafter	386,718	169	386,887

	$1,008,885	$9,385	$1,018,270

(a)	The Other and Related Parties columns include stores closed as a result of the Company's restructuring plans.

         At January 3, 2004 and December 28, 2002, future minimum sub-lease income to be received under non-cancelable operating leases is $9,487 and $9,937, respectively.

         Net rent expense for fiscal 2003, fiscal 2002 and fiscal 2001 was as follows:

	2003	2002	2001

Minimum facility rentals	$154,461	$140,929	$122,512
Contingent facility rentals	1,395	1,059	811
Equipment rentals	5,117	6,112	2,341
Vehicle rentals	7,104	6,419	6,339

	168,077	154,519	132,003
Less: Sub-lease income	(3,223)	(3,250)	(2,558)

	$164,854	$151,269	$129,445

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

        Rental payments to related parties of approximately $3,011 in fiscal 2003, $3,168 in fiscal 2002 and $3,824 in fiscal 2001 are included in net rent expense for open stores. Rent expense associated with closed locations is included in other selling, general and administrative expenses.

17.   Installment Sales Program:

        A subsidiary of the Company maintains an in-house finance program, which offers financing to retail customers. Finance charges of $3,380, $3,901 and $3,343 on the installment sales program are included in net sales in the accompanying consolidated statements of operations for the fiscal years ended January 3, 2004, December 28, 2002 and December 29, 2001, respectively. The cost of administering the installment sales program is included in selling, general and administrative expenses.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
January 3, 2004, December 28, 2002, and December 29, 2001
(in thousands, except per share data)

18.   Contingencies:

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

        In February 2000, the Coalition for a Level Playing Field and over 100 independent automotive parts and accessories aftermarket warehouse distributors and jobbers filed a lawsuit styled Coalition for a Level Playing Field, et al. v. AutoZone, Inc. et al., Case No. 00-0953 in the United States District Court for the Eastern District of New York against various automotive parts and accessories retailers. In March 2000, the Company was notified that it had been named defendants in the lawsuit. The plaintiffs claimed that the defendants knowingly induced and received volume discounts, rebates, slotting and other allowances, fees, free inventory, sham advertising and promotional payments, a share in the manufacturers’ profits, and excessive payments for services purportedly performed for the manufacturers in violation of the Robinson-Patman Act. In January 2003, a trial was held and the jury found that the Company did not violate the Robinson-Patman Act. The plantiffs subsequently appealed this decision, however, in November 2003 the Court of Appeals upheld the verdict.

        The Company’s Western Auto subsidiary, together with other defendants including automobile manufacturers, automotive parts manufacturers and other retailers, has been named as a defendant in lawsuits alleging injury as a result of exposure to asbestos-containing products. The Company, Discount and Parts America, acquired as part of the Western Auto Supply Company acquisition in 1998, also have been named as defendants in many of these lawsuits. The plaintiffs have alleged that these products were manufactured, distributed and/or sold by the various defendants. To date, these products have included brake and clutch parts and roofing materials. The number of cases in which the Company or one of its subsidiaries has been named as a defendant has increased in the past year. Many of the cases pending against the Company or its subsidiaries are in the early stages of litigation. The damages claimed against the defendants in some of these proceedings are substantial. Additionally, some of the automotive parts manufacturers named as defendants in these lawsuits have declared bankruptcy, which will limit plaintiffs’ ability to recover monetary damages from those defendants. The Company believes that it has valid defenses against these claims. The Company also believes that most of these claims are at least partially covered by insurance. Based on discovery to date, the Company does not believe the cases currently pending will have a material adverse effect on it. However, if the Company was to incur an adverse verdict in one or more of these claims and were ordered to pay damages that were not covered by insurance, these claims could have a material adverse affect on its operating results, financial position and liquidity. If the number of claims filed against the Company or any of its subsidiaries alleging injury as a result of exposure to asbestos-containing products increases substantially, the costs associated with concluding these claims, including damages resulting from any adverse verdicts, could have a material adverse effect on its operating results, financial position and liquidity in future periods.

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
January 3, 2004, December 28, 2002, and December 29, 2001
(in thousands, except per share data)

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

        The Company has entered into employment agreements with certain team members that provide severance pay benefits under certain circumstances after a change in control of the Company or upon termination of the team member by the Company. The maximum contingent liability under these employment agreements is approximately $2,408 and $7,309 at January 3, 2004 and December 28, 2002 of which nothing has been accrued, respectively.

19.   Benefit Plans:

401(k) Plan

        The Company maintains a defined contribution team member benefit plan, which covers substantially all team members after one year of service. The plan allows for team member salary deferrals, which are matched at the Company’s discretion. Company contributions were $6,398, $6,930 and $5,238 in fiscal 2003, fiscal 2002, and fiscal 2001. All team members covered under the Discount plan were included in the Company’s plan effective May 31, 2002.

        The Company also maintains a profit sharing plan covering Western team members that was frozen prior to the Western Merger on November 2, 1998. This plan covered all full-time team members who had completed one year of service and had attained the age of 21 on the first day of each month. All team members covered under this plan were included in the Company’s plan on January 3, 2004.

Deferred Compensation

        During third quarter of fiscal 2003, the Company established an unqualified deferred compensation plan for certain team members. The Company has accounted for the unqualified deferred compensation plan in accordance with EITF 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested.” The liability related to the former Discount deferred compensation plan, which was terminated in May 2002, was merged into the new plan. This plan provides for a minimum and maximum deferral percentage of the team member base salary and bonus, as determined by the Retirement Plan Committee. The Company establishes and maintains a deferred compensation liability for this plan. The Company funds this liability by remitting the team members deferral to a Rabbi Trust. All gains and losses are held in the Rabbi Trust to fund the deferred compensation liability. At January 3, 2004 and December 28, 2002 these liabilities were $1,011 and $863, respectively.

        The Company maintains an unfunded deferred compensation plan established for certain key team members of Western prior to the fiscal 1998 Western merger. The Company assumed the plan liability of $15,253 through the Western merger. The plan was frozen at the date of the Western merger. As of January 3, 2004 and December 28, 2002, $2,409 and $2,998, respectively, was accrued for these plans with the current portion included in accrued expenses and the long-term portion in other long-term liabilities in the accompanying consolidated balance sheets.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
January 3, 2004, December 28, 2002, and December 29, 2001
(in thousands, except per share data)

Postretirement Plan

        The Company provides certain health care and life insurance benefits for eligible retired team members. Team members retiring from the Company with 20 consecutive years of service after age 40 are eligible for these benefits, subject to deductibles, co-payment provisions and other limitations. Effective December 2002, the Company amended its postretirement plan to only include benefits for team members who are eligible at January 1, 2005. This negative plan amendment also resulted in a curtailment gain of $2,939, which is being amortized over 12 years consistent with the provisions of SFAS 106, “Employers Accounting for Postretirement Benefits Other Than Pensions.”

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

        Other financial information related to the plans was determined by the Company’s independent actuaries as of January 3, 2004, December 28, 2002 and December 29, 2001, respectively. The following provides a reconciliation of the accrued benefit obligation included in other long-term liabilities in the accompanying consolidated balance sheets, recorded and the funded status of the plan:

	2003	2002

Change in benefit obligation:
Benefit obligation at beginning of the year	$23,002	$17,360
Service cost	5	473
Interest cost	1,485	1,239
Benefits paid	(3,336)	(2,471)
Curtailment gain	-	(2,939)
Actuarial loss (gain)	1,594	9,340

Benefit obligation at end of the year	22,750	23,002

Change in plan assets:
Fair value of plan assets at beginning of the year	-	-
Employer contributions	3,336	2,471
Participant contributions	1,779	1,700
Benefits paid	(5,115)	(4,171)

Fair value of plan assets at end of year	-	-

Reconciliation of funded status:
Funded status	(22,750)	(23,002)
Unrecognized transition obligation	9	10
Unrecognized actuarial (gain) loss	5,362	3,915

Accrued postretirement benefit cost	$(17,379)	$(19,077)

        Net periodic postretirement benefit cost is as follows:

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
January 3, 2004, December 28, 2002, and December 29, 2001
(in thousands, except per share data)

	2003	2002	2001

Service cost	$5	$473	$326
Interest cost	1,485	1,239	1,584
Amortization of the transition obligation	1	58	58
Amortization of recognized net gains	146	(89)	-

	$1,637	$1,681	$1,968

        The postretirement benefit obligation was computed using the following discount rates as determined by the Company's actuaries as of January 1 of each applicable year.

	2003	2002

Discount rate	6.25%	6.75%

         The health care cost trend rate was assumed to be 15.0% for 2003, 14.0% for 2004, 12.5% for 2005, 11.5% for 2006, 10.0% for 2007, 9.5% for 2008 and 5.0% to 8.5% for 2009 and thereafter.

        If the health care cost were increased 1% for all future years the accumulated postretirement benefit obligation would have increased by $2,588 as of January 3, 2004. The effect of this change on the combined service and interest cost would have been an increase of $153 for 2003. If the health care cost were decreased 1% for all future years the accumulated postretirement benefit obligation would have decreased by $2,538 as of January 3, 2004. The effect of this change on the combined service and interest cost would have been a decrease of $127 for 2003.

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

20.   Stock Options:

        The Company maintains a senior executive stock option plan and an executive stock option plan, or the Option Plans, for key team members of the Company. The Option Plans provide for the granting of non-qualified stock options. All options terminate on the seventh anniversary of the grant date. Shares authorized for grant under the senior executive and the executive stock option plans are 3,420 and 7,200, respectively, at December 28, 2002. Subsequent to January 3, 2004, the Company granted 1,188 fixed price options at an exercise price of $39.31.

        The Company has historically maintained three types of option plans; Fixed Price Service Options, or Fixed Options, Performance Options, or Performance Options, and Variable Option plans, or Variable Options. The Fixed Options vest over a three-year period in three equal installments beginning on the first anniversary of the grant date. During the fourth quarter of fiscal 2001, the board of directors approved an amendment to the Performance Options and the Variable Options. The amendment accelerated the vesting of the Performance Options by removing the variable provisions under the plan and established a fixed exercise price of $9.00 per share for the Variable Options. As a result of the increase in the Company’s stock price and the above amendment, the Company recorded a charge of $8,611 in fiscal 2001 to recognize the associated compensation expense. Accordingly, all options under the above-mentioned plans are considered fixed for accounting treatment under APB No. 25 as described below.

        Additionally, as a result of the Discount acquisition, the Company converted all outstanding stock options of Discount with an exercise price greater than $7.50 per share to options to purchase the Company’s common stock. The Company converted 1,150 options from the executive stock option plan at a weighted-average exercise price of $19.45 per share. These options will terminate on the tenth anniversary of the original option agreement between Discount and the team member. The fair value of the 1,150 converted options to purchase the Company’s common stock was included in the purchase price of Discount.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
January 3, 2004, December 28, 2002, and December 29, 2001
(in thousands, except per share data)

        As a result of the recapitalization in fiscal 1998, an existing stockholder received stock options, referred to as other options, to purchase up to 1,000 shares of common stock. The stock options are fully vested, nonforfeitable and provided for a $5.00 per share exercise price, increasing $1.00 per share annually, through the expiration date of April 2005. The fair value of these options, as determined at the grant date were included in the recapitalization in fiscal 1998 as consideration paid to the existing stockholder. The other options were completely exercised during fiscal 2003.

        Total option activity was as follows:

	2003		2002		2001

Plan	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price

Fixed Price Service Options
Outstanding at beginning of year	5,536	$13.13	6,056	$11.24	4,408	$8.61
Granted	1,252	21.78	1,104	21.13	686	10.50
Converted options in connection with Discount acquisition	-	-	-	-	1,150	19.45
Exercised	(1,274)	12.89	(1,556)	11.17	(124)	17.54
Forfeited	(103)	21.16	(68)	21.16	(64)	8.35

Outstanding at end of year	5,411	$15.05	5,536	$13.13	6,056	$11.24

Other Options
Outstanding at beginning of year	1,000	$9.00	1,000	$8.00	1,000	$7.00
Exercised	(1,000)	9.00	-	-	-	-

Outstanding at end of year	-	-	1,000	$9.00	1,000	$8.00

        For each of the Company’s option grants during fiscal years 2003, 2002 and 2001, the Company granted options at prices consistent with the market price of its stock on each respective grant date. Information related to the Company’s options by range of exercise prices is as follows:

	Number of Shares Outstanding	Weighted- Average Exercise Price of Outstanding Shares	Weighted- Average Remaining Contractual Life of Outstanding Shares (in years)	Number of Shares Exercisable	Weighted Price of Exercise Price of Exercisable Shares

$5.00-$9.99	1,144	$8.35	3.0	1,140	$8.35
$10.00-$19.99	2,016	11.39	4.4	1,776	11.38
$20.00-$29.99	2,141	20.94	5.6	348	22.48
$30.00-$39.99	110	37.00	6.7	-	-

	5,411	$15.05	4.7	3,264	$11.51

        As permitted under SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company accounts for its stock options using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25,

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
January 3, 2004, December 28, 2002, and December 29, 2001
(in thousands, except per share data)

“Accounting for Stock Issued to Employees”, or APB No. 25. Under APB No. 25, compensation cost for stock options is measured as the excess, if any, of the market price of the Company’s common stock at the measurement date over the exercise price. Accordingly, the Company has not recognized compensation expense on the issuance of its Fixed Options because the exercise price equaled the fair market value of the underlying stock on the grant date. The excess of the fair market value per share over the exercise price per share for the Performance Options and Variable Options, up to the above-mentioned amendment in December 2001, was recorded as outstanding stock options in additional paid-in capital. The Company recorded compensation expense related to the Performance Options and Variable Options of $11,735 (including the charge discussed above) in non-cash stock option compensation expense in the accompanying consolidated statements of operations for the fiscal year ended

December 29, 2001. No compensation expense was required for the fiscal years ended January 3, 2004 and December 28, 2002.

        During fiscal 2002, the Company established an employee stock purchase plan under which all eligible team members may purchase common stock at 85% of fair market value (determined quarterly) through payroll deductions. There are annual limitations on team member purchases of either $25,000 per team member or ten percent of compensation, whichever is less. Under the plan, team members purchased 158 and 28 shares in fiscal years 2003 and 2002, respectively. In May 2002, the Company registered 700 shares with the Securities and Exchange Commission to be issued under the plan.

21.   Fair Value of Financial Instruments:

        The carrying amount of cash and cash equivalents, receivables, bank overdrafts, accounts payable, borrowings secured by receivables and current portion of long-term debt approximates fair value because of the short maturity of those instruments. The carrying amount for variable rate long-term debt approximates fair value for similar issues available to the Company. The fair value of all fixed rate long-term debt was determined based on current market prices, which approximated $435,240 (carrying value of $402,733) at December 28, 2002. There was no fixed rate long-term debt outstanding at January 3, 2004 as a result of the redemption completed in April 2003.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
January 3, 2004, December 28, 2002, and December 29, 2001
(in thousands, except per share data)

22.   Quarterly Financial Data (unaudited):

        The following table summarizes quarterly financial data for fiscal years 2003 and 2002:

2003 (1)	First	Second	Third	Fourth

	(16 weeks)	(12 weeks)	(12 weeks)	(13 weeks)
Net sales	$1,005,968	$827,348	$839,101	$821,279
Gross profit	463,989	379,474	386,928	374,127
Income from continuing operations	3,968	43,292	44,745	33,282
Income (loss) on discontinued operations	1,073	166	419	(2,010)
Net income	5,041	43,458	45,164	31,272

Basic income per share(2):
Net income	0.07	0.59	0.61	0.42
Diluted income per share(2):
Net income	0.07	0.58	0.60	0.41

2002 (1)	First	Second	Third	Fourth

	(16 weeks)	(12 weeks)	(12 weeks)	(12 weeks)
Net sales	$967,316	$774,906	$772,723	$689,195
Gross profit	431,198	345,802	346,840	310,567
Income from continuing operations	10,725	15,339	27,861	8,223
Income (loss) on discontinued operations	1,371	602	502	396
Net income	12,096	15,941	28,363	8,619

Basic income per share(2):
Net income	0.18	0.23	0.40	0.12
Diluted income per share(2):
Net income	0.17	0.22	0.39	0.12

        Note: Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with per share amounts for the year.

(1)	The results of operations for the four quarters of fiscal 2003 and fiscal 2002 reflect the reclassification of the wholesale operating results as discontinued operations.
(2)	The earnings per share results reflect the effect of a two-for-one stock split of the Company’s common stock effective January 2, 2004.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of
Advance Auto Parts, Inc.
Roanoke, Virginia

We have audited the consolidated financial statements of Advance Auto Parts, Inc. and subsidiaries as of January 3, 2004 and December 28, 2002, and for each of the three years in the period ended January 3, 2004, and have issued our report thereon dated March 11, 2004 (which report expresses an unqualified opinion and includes an explanatory paragraph regarding the adoption of Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections). Our audits also included the consolidated financial statement schedules of Advance Auto Parts, Inc. and subsidiaries, listed in Item 15 (a) (2). These financial statement schedules are the responsibility of the Corporation’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 3 to the financial statements in Schedule I, on December 29, 2002, the Company changed its financial statement classification of losses from the extinguishment of debt to conform with Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections.

DELOITTE & TOUCHE LLP

McLean, Virginia
March 11, 2004

ADVANCE AUTO PARTS, INC.
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
January 3, 2004 and December 28, 2002
Condensed Parent Company Balance Sheets
(in thousands, except per share data)

	January 3, 2004	December 28, 2002

Assets
Cash and cash equivalents	$23	$541
Other current assets	56	821
Investment in subsidiary	680,540	540,529
Prepaid expenses	-	107
Long-term assets	-	14,322

Total assets	$680,619	$556,320

Liabilities and stockholders’ equity
Accrued expenses	$68	$134
Other long-term liabilities	49,307	-
Long-term debt	-	87,830

Total liabilities
	49,375	87,964
Stockholders’ equity
Preferred stock, nonvoting, $0.0001 par value; 10,000 shares authorized; no shares issued or outstanding	-	-
Common stock, voting $0.0001 par value; 100,000 shares
authorized; 73,884 and 71,470 issued and outstanding	7	4
Additional paid-in capital	647,106	610,195
Stockholder subscription receivables	-	(976)
Accumulated other comprehensive loss	(529)	(592)
Accumulated deficit	(15,340)	(140,275)

Total stockholders’ equity	631,244	468,356

Total liabilities and stockholders’ equity	$680,619	$556,320

The accompanying notes to condensed parent company financial statements are an integral part of these balance sheets.

ADVANCE AUTO PARTS, INC.
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
Condensed Parent Company Statement of Operations
For the Years Ended January 3, 2004, December 28, 2002 and December 29, 2001
(in thousands, except per share data)

	For the Years Ended

	2003	2002	2001

	(53 weeks)	(52 weeks)	(52 weeks)
Selling, general and administrative expenses	$170	$155	$-
Interest expense	(3,277)	(11,816)	(11,424)
Interest income	10	97	179
Equity in earnings of subsidiaries	131,985	75,446	18,860
Loss on debt extinguishment	(7,025)	(2,365)	-
Income tax benefit	(3,412)	(3,812)	(3,827)

Net income	$124,935	$65,019	$11,442

Net income per basic share	$1.71	$0.93	$0.20
Net income per diluted share	1.67	0.90	0.20

Average common shares outstanding	72,999	70,098	57,274
Dilutive effect of stock options	1,744	2,278	1,042

Average common shares outstanding - assuming dilution	74,743	72,376	58,316

The accompanying notes to condensed parent company financial statements are an integral part of these statements.

ADVANCE AUTO PARTS, INC.
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
For the Years Ended January 3, 2004, December 28, 2002 and December 29, 2001
Condensed Parent Company Statements of Cash Flows
(in thousands)

	For the Years Ended

	2003	2002	2001

	(53 weeks)	(52 weeks)	(52 weeks)
Cash flows from operating activities
Net income	$124,935	$65,019	$11,442
Adjustments to reconcile net income to net cash provided by operations:
Amortization of deferred debt issuance costs	57	219	239
Amortization of bond discount	3,220	11,597	11,158
Provision (benefit) for deferred income taxes	12,314	(1,249)	(3,775)
Equity in earnings of subsidiary	(131,985)	(75,446)	(18,860)
Loss on extinguishment of debt	7,025	2,365	-
Net decrease in working capital	819	174	118

Net cash provided by operating activities	16,385	2,679	322

Cash flows from investing activities:
Change in net intercompany with subsidiaries	(16,903)	(2,513)	(1,956)

Net cash used in investing activities	(16,903)	(2,513)	(1,956)

Cash flows from financing activities:
Repurchases of stock transactions under subscription plan	-	-	(550)
Proceeds from exercise of stock options	-	-	2,381

Net cash provided by financing activities	-	-	1,831

Net (decrease) increase in cash and cash equivalents	(518)	166	197
Cash and cash equivalents, beginning of year	541	375	178

Cash and cash equivalents, end of year	$23	$541	$375

Supplemental cash flow information:
Interest paid	$-	-	$-
Income taxes paid, net of refunds received	-	-	-
Noncash transactions:
Issuance of common stock related to secondary offering	$-	90,022	-
Early extinguishment of debt paid funded by Stores	(91,050)	(19,140)	-
Payment of debt related costs funded by Stores	(5,862)	(2,066)	-
Proceeds received by Advance Stores from stock transactions
under the Parent's stock subscription plan and Stores stock option plan	26,383	19,069	-
Issuances of common stock and stock plans - Discount acquisition	-	-	107,129
Equity transactions under the stockholder subscription and
employee stock option plans	-	-	411
Equity method impact of outstanding stock options	-	-	11,735

The accompanying notes to condensed parent company financial statements are an integral part of these statements.

ADVANCE AUTO PARTS, INC.
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
Notes to Condensed Parent Company Statements
January 3, 2004 and December 28, 2002
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

2.   Organization

        Advance Auto Parts, Inc. “the Company” is a holding company, which was the 100% shareholder of Advance Stores Company, Incorporated (“Stores”) and certain other subsidiaries during the periods presented. The parent/subsidiary relationship between the Company and its subsidiaries includes certain related party transactions. These transactions consist primarily of interest on intercompany advances, dividends, capital contributions and allocations of certain costs. Deferred income taxes have not been provided for financial reporting and tax basis differences on the undistributed earnings of the subsidiaries.

3.   Summary of Significant Accounting Policies

Recent Accounting Pronouncements

        In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections.” As a result of rescinding FASB Statement No. 4, “Reporting Gains Losses from Extinguishment of Debt,” gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in Accounting Principles Board, or APB, Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” This statement also amends FASB Statement No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Additional amendments include changes to other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The Company adopted SFAS No. 145 during the first quarter of fiscal 2003. For the fiscal years ended 2003, 2002 and 2001, the Company recorded losses on the extinguishment of debt of $7,025, $2,365 and $0, respectively.

Stock Split

        On October 29, 2003, the Company’s Board of Directors declared a two-for-one stock split of the Company’s common stock, effected as a 100% stock dividend. The dividend was distributed on January 2, 2004 to holders of record as of December 11, 2003 and began trading on a post-split basis on January 5, 2004. The accompanying condensed Parent Company balance sheet and condensed Parent Company statements of operations reflect the effect of the stock split for all years represented.

4.   Long-term Debt

        The Company redeemed all of its current outstanding senior discount debentures in April 2003 through funding provided by Stores.

See Notes to Consolidated Financial Statements for Additional Disclosures

ADVANCE AUTO PARTS, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Allowance for doubtful accounts receivable:	Balance at Beginning of Period	Charges to Expenses	Deductions		Other		Balance at End of Period

December 29, 2001	$5,021	$2,106	$(1,070	)(1)	3,833	(2)	$9,890
December 28, 2002	9,890	2,201	(3,126	)(1)	-		8,965
January 3, 2004	8,965	4,096	(3,931	)(1)	-		9,130

(1)	Accounts written off during the period. These amounts did not impact our statement of operations for any year presented.
(2)	Restructuring for doubtful accounts receivable assumed and established in the Discount acquisition.

Restructuring reserves:
December 29, 2001	$10,585	$8,771	$(9,253	)(1)	13,509	(2)	$23,612
December 28, 2002	23,612	4,533	(10,563	)(1)	(4,387	)(3)	13,195
January 3, 2004	13,195	2,712	(7,272	)(1)	(1,178	)(3)	7,457

(1)	Represents amounts paid for restructuring charges. These amounts did not impact our statement of operations for any year presented.
(2)	Restructuring reserves assumed and established in the Discount acquisition.
(3)	Reductions to restructuring reserves assumed and established in the Discount acquisition as adjusted through purchase accounting.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 12, 2004
ADVANCE AUTO PARTS, INC.

BY:	/s/ Jeffrey T. Gray

Jeffrey T. Gray Senior Vice President and Chief Financial Officer

POWER OF ATTORNEY

         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Lawrence P. Castellani, Jeffrey T. Gray and Mark J. Doran, and each of them, his true and lawful attorney-in-fact with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this report and to file same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lawrence P. Castellani	Chairman of the Board of Directors	March 12, 2004
Lawrence P. Castellani	and Chief Executive Officer
(Principal Executive
Officer)

/s/ Jeffrey T. Gray	Senior Vice President and Chief	March 12, 2004
Jeffrey T. Gray	Financial Officer (Principal
Financial and Accounting
Officer)

/s/ Stephen M. Peck	Lead Director	March 12, 2004
Stephen M. Peck

/s/ Mark J. Doran	Director	March 12, 2004
Mark J. Doran

S-1

Signature	Title	Date

/s/ Nicholas F. Taubman	Director	March 12, 2004
Nicholas F. Taubman

/s/ Gilbert T. Ray	Director	March 12, 2004
Gilbert T. Ray

/s/ John M. Roth	Director	March 12, 2004
John M. Roth

/s/ William L. Salter	Director	March 12, 2004
William L. Salter

/s/ Francesca Spinelli, Ph. D.	Director	March 12, 2004
Francesca Spinelli, Ph. D.

/s/ Ronald P. Spogli	Director	March 12, 2004
Ronald P. Spogli

/s/ Carlos A. Saladrigas	Director	March 12, 2004
Carlos A. Saladrigas

S-2