Form 10-Q
period 2004-04-24
ADVANCE AUTO PARTS INC
filed 2004-05-21
CIK 1158449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 24, 2004
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

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

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

        As of May 20, 2004, the registrant had outstanding 74,150,967 shares of Common Stock, par value $0.0001 per share (the only class of common equity of the registrant outstanding).

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES

Sixteen Week Period Ended April 24, 2004

TABLE OF CONTENTS

Page
PART I.	FINANCIAL INFORMATION

PART II.	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	22

	(a) Exhibits	22

	(b) Reports on Form 8-K	22

SIGNATURE	S-1

i

PART I.   FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
April 24, 2004 and January 3, 2004
(in thousands, except per share data)
(unaudited)

Assets	April 24, 2004	January 3, 2004

Current Assets:
Cash and cash equivalents	$12,867	$11,487
Receivables, net	94,299	84,799
Inventories, net	1,174,001	1,113,781
Other current assets	24,254	16,387

Total current assets	1,305,421	1,226,454
Property and equipment, net of accumulated depreciation of
$417,624 and $395,027	710,503	712,702
Assets held for sale	21,113	20,191
Other assets, net	26,243	23,724

	$2,063,280	$1,983,071

Liabilities and Stockholders’ Equity
Current liabilities:
Bank overdrafts	$26,942	$31,085
Current portion of long-term debt	5,615	22,220
Financed vendor accounts payable	32,526	-
Accounts payable	603,148	568,275
Accrued expenses	187,646	173,818
Other current liabilities	66,658	58,547

Total current liabilities	922,535	853,945

Long-term debt	374,385	422,780

Other long-term liabilities	77,468	75,102

Commitments and contingencies
Stockholders’ equity:
Preferred stock, nonvoting, $0.0001 par value,
10,000 shares authorized; no shares issued or outstanding	-	-
Common stock, voting, $0.0001 par value, 100,000
shares authorized; 74,148 and 73,884 issued
and outstanding	7	7
Additional paid-in capital	653,284	647,106
Accumulated other comprehensive loss	(350)	(529)
Retained earnings (accumulated deficit)	35,951	(15,340)

Total stockholders’ equity	688,892	631,244

	$2,063,280	$1,983,071

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
For the Sixteen Week Periods Ended
April 24, 2004 and April 19, 2003
(in thousands, except per share data)
(unaudited)

	Sixteen Week Periods Ended

	April 24, 2004	April 19, 2003

Net sales	$1,122,918	$1,005,968
Cost of sales, including purchasing and warehousing costs	602,020	541,979

Gross profit	520,898	463,989
Selling, general and administrative expenses	430,876	391,369

Operating income	90,022	72,620
Other, net:
Interest expense	(6,317)	(19,340)
Loss on extinguishment of debt	(244)	(46,887)
Other income, net	25	60

Total other, net	(6,536)	(66,167)

Income from continuing operations before provision for
income taxes and (loss) income on discontinued operations	83,486	6,453
Provision for income taxes	32,143	2,485

Income from continuing operations before (loss) income on
discontinued operations	51,343	3,968
Discontinued operations:
(Loss) income from operations of discontinued Wholesale
Dealer Network	(85)	1,744
(Benefit) provision for income taxes	(33)	671

(Loss) income on discontinued operations	(52)	1,073

Net income	$51,291	$5,041

Net income per basic share from:
Income from continuing operations before (loss) income on
discontinued operations	$0.69	$0.06
(Loss) income on discontinued operations	-	0.01

	$0.69	$0.07

Net income per diluted share from:
Income from continuing operations before (loss) income on
discontinued operations	$0.68	$0.06
(Loss) income on discontinued operations	-	0.01

	$0.68	$0.07

Average common shares outstanding	73,992	71,806
Dilutive effect of stock options	1,924	1,432

Average common shares outstanding - assuming dilution	75,916	73,238

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the Sixteen Week Periods Ended
April 24, 2004 and April 19, 2003
(in thousands)
(unaudited)

	Sixteen Week Periods Ended

	April 24, 2004	April 19, 2003

Cash flows from operating activities:
Net income	$51,291	$5,041
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	31,338	30,524
Amortization of deferred debt issuance costs	405	840
Amortization of bond discount	-	3,640
Compensation for stock issued under the employee stock purchase plan	913	1,444
Loss on disposal of property and equipment, net	666	65
Provision for deferred income taxes	3,077	3,137
Tax benefit related to exercise of stock options	2,176	315
Loss on extinguishment of debt	244	46,887
Net (increase) decrease in:
Receivables, net	(9,500)	1,091
Inventories, net	(60,220)	(17,563)
Other assets	(11,211)	(7,948)
Net increase (decrease) in:
Accounts payable	34,873	49,732
Accrued expenses	12,755	(1,289)
Other liabilities	4,233	1,588

Net cash provided by operating activities	61,040	117,504

Cash flows from investing activities:
Purchases of property and equipment	(32,005)	(30,312)
Proceeds from sales of property and equipment	2,497	6,933

Net cash used in investing activities	(29,508)	(23,379)

Cash flows from financing activities:
Decrease in bank overdrafts	(4,143)	(869)
Increase in financed vendor accounts payable	32,526	-
Early extinguishment of debt	(60,000)	(406,374)
Borrowings under credit facilities	69,300	433,600
Payments on credit facilities	(74,300)	(85,300)
Payment of debt related costs	-	(36,895)
Repayment of management loans	-	713
Proceeds from exercise of stock options	3,089	10,080
Increase in borrowings secured by trade receivables	3,376	1,773

Net cash used in financing activities	(30,152)	(83,272)

Net increase in cash and cash equivalents	1,380	10,853
Cash and cash equivalents, beginning of period	11,487	13,885

Cash and cash equivalents, end of period	$12,867	$24,738

Supplemental cash flow information:
Interest paid	$3,923	$18,959
Income tax payments, net	16,817	16
Non-cash transactions:
Accrued purchases of property and equipment	10,416	9,333
Unrealized gain on hedge arrangements	179	197

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Sixteen Week Periods Ended April 24, 2004 and April 19, 2003
(in thousands, except per share data)
(unaudited)

1.     Basis of Presentation:

        The accompanying condensed consolidated financial statements include the accounts of Advance Auto Parts, Inc. and its wholly owned subsidiaries, or the Company. All significant intercompany balances and transactions have been eliminated in consolidation.

        The condensed consolidated balance sheet as of April 24, 2004, the condensed consolidated statements of operations for the sixteen week periods ended April 24, 2004 and April 19, 2003 and the condensed consolidated statements of cash flows for the sixteen week periods ended April 24, 2004 and April 19, 2003 have been prepared by the Company and have not been audited. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial position of the Company, the results of its operations and cash flows have been made.

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s consolidated financial statements for the fiscal year ended January 3, 2004.

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

        Hedge Activities

        In March 2003 the Company entered into two interest rate swap agreements to limit its cash flow risk on an aggregate of $125,000 of its variable rate debt. The first swap allows the Company to fix its LIBOR rate at 2.269% on $75,000 of debt for a term of 36 months. The second swap allows the Company to fix its LIBOR rate at 1.79% on an additional $50,000 of debt for a term of 24 months.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Sixteen Week Periods Ended April 24, 2004 and April 19, 2003
(in thousands, except per share data)
(unaudited)

        In September 2002 the Company entered into a hedge agreement in the form of a zero-cost collar, which protects the Company from interest rate fluctuations in the LIBOR rate on $150,000 of its variable rate debt under its senior credit facility. The collar consists of an interest rate ceiling at 4.5% and an interest rate floor of 1.56% for a term of 24 months. Under this hedge, the Company will continue to pay interest at prevailing rates plus any spread, as defined by the Company’s credit facility, but will be reimbursed for any amounts paid on the LIBOR rate in excess of the ceiling. Conversely, the Company will be required to pay the financial institution that originated the collar if the LIBOR rate is less than the floor.

        In accordance with Statement of Financial Accounting Standard, SFAS, No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the fair value of these hedge arrangements is recorded as an asset or liability in the accompanying condensed consolidated balance sheet at April 24, 2004. The Company has adopted the “matched terms” accounting method as provided by Derivative Implementation Group, or DIG, Issue No. G20, “Assessing and Measuring the Effectiveness of a Purchased Option Used in a Cash Flow Hedge” for the zero-cost collar, and DIG Issue No. 9, “Assuming No Ineffectiveness When Critical Terms of the Hedging Instrument and the Hedge Transaction Match in a Cash Flow Hedge” for the interest rate swaps. Accordingly, the Company has matched the critical terms of each hedge instrument to the hedged debt and used the anticipated terminal value of zero to assume the hedges have no effectiveness. In addition, the Company will record all adjustments to the fair value of the hedge instruments in accumulated other comprehensive income (loss) through the maturity date of the applicable hedge arrangement. The fair value at April 24, 2004 was an unrecognized loss of $345 and $5 on the interest rate collar and swaps, respectively. Any amounts received or paid under these hedges will be recorded in the statement of operations as earned or incurred. Comprehensive income for the sixteen weeks ended April 24, 2004 and April 19, 2003 is as follows:

	Sixteen Week Periods Ended

	April 24, 2004	April 19, 2003

Net income	$51,291	$5,041
Unrealized gain on hedge
arrangements	179	197

Comprehensive income	$51,470	$5,238

        Based on the estimated current and future fair values of the hedge arrangements at April 24, 2004, the Company estimates amounts currently included in accumulated other comprehensive income (loss) that will be reclassified to earnings in the next 12 months will consist of a loss of $345 under the interest rate collar and a gain of $669 associated with the interest rate swaps.

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

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Sixteen Week Periods Ended April 24, 2004 and April 19, 2003
(in thousands, except per share data)
(unaudited)

	April 24, 2004	January 3, 2004

	(16 Weeks Ended)	(53 Weeks Ended)
Defective and warranty reserve, beginning
of period	$15,578	$15,620
Reserves established (1)	3,873	13,755
Reserves utilized (1)	(6,057)	(13,797)

Defective and warranty reserve, end of
period	$13,394	$15,578

(1)	Reserves at January 3, 2004 include $1,656 of reserves established for the transition of the discontinued operations of the wholesale distribution network of which $1,026 was utilized in the first quarter of 2004.

Employee Stock Options

        As permitted under Statement of Financial Accounting Standard, or SFAS, No. 123, “Accounting for Stock-Based Compensation,” the Company accounts for its stock options using the intrinsic value method prescribed in Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees”, or APB No. 25. Under APB No. 25, compensation cost for stock options is measured as the excess, if any, of the market price of the Company’s common stock at the measurement date over the exercise price. Accordingly, the Company has not recognized compensation expense on the issuance of its fixed stock options because the exercise price equaled the fair market value of the underlying stock on the grant date. No compensation expense was required for the sixteen weeks ended April 24, 2004 and April 19, 2003.

        As required by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure an amendment of FASB Statement No. 123,” the following table reflects the impact on net income and earnings per share as if the Company had adopted the fair value based method of recognizing compensation costs as prescribed by SFAS No. 123.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Sixteen Week Periods Ended April 24, 2004 and April 19, 2003
(in thousands, except per share data)
(unaudited)

	Sixteen Week Periods Ended

	April 24, 2004	April 19, 2003

Net income, as reported	$51,291	$5,041
Deduct: Total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects	(1,413)	(851)

Pro forma net income	$49,878	$4,190

Net income per share:
Basic, as reported	$0.69	$0.07
Basic, pro forma	0.67	0.06
Diluted, as reported	0.68	0.07
Diliuted, pro forma	0.66	0.06

        Financed Vendor Accounts Payable

        During the first quarter of fiscal 2004, the Company entered a short-term financing program with a Bank (the Bank) allowing it to extend its payment terms on certain merchandise purchases. Under this program, the Company issues negotiable instruments to vendors in lieu of cash payment. The vendor presents the instrument to the Bank for payment at an agreed upon discount rate. The Company records this discount given by the vendor to the value of its inventory upon the Company’s issuance of the negotiable instrument and accretes this discount to the resulting short-term payable to the Bank through interest expense over the extended term. At April 24, 2004, $32,526 was payable to the Bank by the Company under this program and is included in the accompanying condensed consolidated balance sheets as Financed Vendor Accounts Payable.

        Recent Accounting Pronouncements

        In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure an amendment of FASB Statement No. 123.” This statement amends SFAS 123, “Accounting for Stock-Based Compensation” to allow for alternative methods of transition for a voluntary change to the fair value based method of accounting for stock issued to employees, who the Company refers to as team members. This statement also amends FASB No. 123 to require disclosure of the accounting method used for valuation in both annual and interim financial statements. This statement permits an entity to recognize compensation expense under the prospective method, modified prospective method or the retroactive restatement method. If an entity elects to adopt this statement, fiscal years beginning after December 15, 2003 must include this change in accounting for employee stock-based compensation. The Company has adopted the enhanced disclosure requirements of SFAS No. 148 and accordingly included the related disclosures in these footnotes. The Company has concluded that it will continue to account for employee stock-based compensation in accordance with Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees” until further definitive guidance is issued.

        In July 2003 (as subsequently updated in November 2003), the FASB released EITF Issue No. 03-10, “Application of Issue No. 02-16 by Resellers to Sales Incentives Offered to Customers by Manufacturers.” This EITF addresses whether a reseller should account for consideration received from a vendor that is a reimbursement

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Sixteen Week Periods Ended April 24, 2004 and April 19, 2003
(in thousands, except per share data)
(unaudited)

by the vendor for honoring the vendor’s sales incentives offered directly to consumers in accordance with the guidance in EITF Issue No. 02-16. For purposes of this Issue, the “vendor’s sales incentive offered directly to consumers” is limited to a vendor’s incentive (i) that can be tendered by a consumer at resellers that accept manufacturer’s incentives in partial (or full) of the price charged by the reseller for the vendor’s product, (ii) for which the reseller receives a direct reimbursement from the vendor (or a clearinghouse authorized by the vendor) based on the face amount of the incentive, (iii) for which the terms of reimbursement to the reseller for the vendor’s sales incentive offered to the consumer must not be influenced by or negotiated in conjunction with any other incentive arrangements between the vendor and the reseller but, rather may only be determined by the terms of the incentive offered to consumers and (iv) whereby the reseller is subject to an agency relationship with the vendor, whether expressed or implied, in the sales incentive transaction between the vendor and the consumer. The consensus is that sales incentives that meet all of such criteria are not subject to the guidance in Issue No. 02-16. The release is effective for fiscal periods beginning after November 25, 2003. The Company adopted this release during first quarter with no impact on its financial position or results of operations.

        In December 2003, the FASB issued SFAS No. 132R, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” SFAS No. 132R amends the disclosure requirements of SFAS No. 132 to require additional disclosures about assets, obligations, cash flow and net periodic benefit cost of defined benefit pension plans and other defined postretirement plans. This statement is effective for fiscal periods ending after December 15, 2003 and for interim periods beginning after December 15, 2003. The Company adopted this statement during the fourth quarter of fiscal 2003 and accordingly included the related interim disclosures in these footnotes.

        Reclassifications

        Certain 2003 amounts have been reclassified to conform with their 2004 presentation.

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

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Sixteen Week Periods Ended April 24, 2004 and April 19, 2003
(in thousands, except per share data)
(unaudited)

	Severance	Other Exit Costs	Total

Closed Store Liabilities, January 3, 2004	-	$6,407	$6,407
New provision	-	335	335
Change in estimate	-	241	241
Reserves utilized	-	(1,799)	(1,799)

Closed Store Liabilities, April 24, 2004	-	5,184	5,184

Restructuring Liabilities, January 3, 2004	54	996	1,050
Change in estimate	-	(70)	(70)
Reserves utilized	(54)	(131)	(185)

Restructuring Liabilities, April 24, 2004	-	795	795

Total Closed Store and Restructuring Liabilities
at April 24, 2004	-	$5,979	$5,979

        New provisions established for closed store liabilities include the present value of the remaining lease obligations and management’s estimate of future costs of insurance, property tax and common area maintenance. These new provisions are reduced by the present value of estimated revenues from subleases and are established by a charge to selling, general and administrative costs in the accompanying condensed consolidated statements of operations at the time the facilities actually close. The Company currently uses discount rates ranging from 4.5% to 7.8% for estimating these liabilities.

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

3.    Receivables:

        Receivables consist of the following:

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Sixteen Week Periods Ended April 24, 2004 and April 19, 2003
(in thousands, except per share data)
(unaudited)

	April 24, 2004	January 3, 2004

Trade:
Wholesale	$42	$435
Retail	30,031	24,594
Vendor	61,990	56,727
Installment	9,065	10,418
Other	2,076	1,755

Total receivables	103,204	93,929
Less - Allowance for doubtful accounts	(8,905)	(9,130)

Receivables, net	$94,299	$84,799

4.     Inventories, net:

        Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out (“LIFO”) method. An actual valuation of inventory under the LIFO method can be made only at the end of each fiscal year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must be based on management’s estimates of expected fiscal year-end inventory levels and costs. The Company capitalizes certain purchasing and warehousing costs into inventory. Purchasing and warehousing costs included in inventory at April 24, 2004 and January 3, 2004 were $81,539 and $75,349, respectively.

        The following table sets forth inventories at April 24, 2004 and January 3, 2004:

	April 24, 2004	January 3, 2004

Inventories at FIFO	$1,109,982	$1,051,678
Adjustments to state inventories at LIFO	64,019	62,103

Inventories at LIFO	$1,174,001	$1,113,781

        Replacement cost approximated FIFO cost at April 24, 2004 and January 3, 2004.

        Inventory quantities are tracked through a perpetual inventory system. The Company uses a cycle counting program in all distribution centers; Parts Delivered Quickly warehouses, or PDQs; Local Area Warehouses, or LAWs, and retail stores to ensure the accuracy of both merchandise and core inventory. The Company establishes reserves for estimated shrink based on historical accuracy and effectiveness of the cycle counting program. The Company also establishes reserves for potentially excess and obsolete inventories based on current inventory levels of discontinued product and the historical analysis of the liquidation of discontinued inventory below cost. The nature of the Company’s inventory is such that the risk of obsolescence is minimal and excess inventory has historically been returned to the Company’s vendors for credit. The Company provides reserves when less than full credit is expected from a vendor or when liquidating product will result in retail prices below recorded costs. The Company’s reserves against inventory for these matters were $17,151 and $16,011 at April 24, 2004 and January 3, 2004, respectively.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Sixteen Week Periods Ended April 24, 2004 and April 19, 2003
(in thousands, except per share data)
(unaudited)

5.     Long-term Debt:

        Long-term debt consists of the following:

	April 24, 2004	January 3, 2004

Senior Debt:
Tranche D, Senior Secured Term Loan at variable interest
rates (3.13% at April 24, 2004 and January 3, 2004),
due November 2006	$86,364	$100,000
Tranche E, Senior Secured Term Loan at variable interest
rates (3.16% and 3.18% at April 24, 2004 and January 3, 2004,
respectively), due November 2007	293,636	340,000
Revolving facility at variable interest rates
(3.88% at January 3, 2004), due November 2006	-	5,000

	380,000	445,000
Less: Current portion of long-term debt	(5,615)	(22,220)

Long-term debt, excluding current portion	$374,385	$422,780

        During the first quarter of fiscal 2004, the Company repaid $65,000 of debt under its credit facility. In conjunction with this partial repayment, the Company wrote-off deferred financing costs in the amount of $244, which is classified as a loss on extinguishment of debt in the accompanying condensed consolidated statements of operations for the sixteen weeks ended April 24, 2004. For the sixteen weeks ended April 19, 2003, the Company recorded a loss on extinguishment of debt of $46,887 in connection with the redemption of its outstanding senior subordinated notes and senior discount debentures.

        At April 24, 2004, the senior credit facility provided for (1) $380,000 in term loans (as detailed above) and (2) $160,000 under a revolving credit facility (which provides for the issuance of letters of credit with a sub limit of $70,000). As of April 24, 2004, the Company had $34,143 in standby letters of credit, which reduced availability under the credit facility to $125,857.

        The Company’s voluntary prepayment of its term loans during the sixteen weeks ended April 24, 2004 resulted in the following amended amortization schedule:

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Sixteen Week Periods Ended April 24, 2004 and April 19, 2003
(in thousands, except per share data)
(unaudited)

Total

November 2004	5,615
May 2005	24,223
November 2005	24,223
May 2006	24,223
November 2006	18,425
May 2007	2,586
November 2007	280,705

Total	$380,000

        Under the senior credit facility, the Company is required to comply with financial covenants with respect to limits on annual capital expenditures, a maximum leverage ratio, a minimum interest coverage ratio, a minimum current assets to funded senior debt ratio and a maximum senior leverage ratio. The Company was in compliance with the above covenants under the senior credit facility at April 24, 2004.

6.     Benefit Plans:

        The Company provides certain health care and life insurance benefits for eligible retired team members. The components of net periodic postretirement benefit cost for the sixteen weeks ended April 24, 2004 and April 19, 2003 are as follows:

	Sixteen Weeks Periods Ended

	April 24, 2004	April 19, 2003

Service cost	$1	$2
Interest cost	418	457
Amortization of unrecognized net losses	73	45

	$492	$504

        The postretirement plan has no assets and is funded on a cash basis as benefits are paid/incurred. The Company does not anticipate fiscal 2004 contributions to its plan to be significantly different from fiscal 2003.

7.     Subsequent Event:

        On May 19, 2004 shareholders of the Company approved an increase in the number of authorized shares of common stock from 100,000 to 200,000. The authorized shares were increased as a result of the stock split distributed on January 2, 2004.

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

        Although we believe that our plans, intentions and expectations as reflected in or suggested by those forward-looking statements are reasonable, we can give no assurance that the plans, intentions or expectations will be achieved. Listed below and discussed elsewhere in our annual report on Form 10-K for the year ended January 3, 2004 are some important risks, uncertainties and contingencies which could cause our actual results, performances or achievements to be materially different from the forward-looking statements made in this Form 10-Q. These risks, uncertainties and contingencies include, but are not limited to, the following:

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

Introduction

        During the first quarter, we continued to build on the momentum of our fourth quarter of fiscal year 2003 through the continued execution of our category management initiatives, our national advertising campaign and the continued focus on expanding our operating margins. During the quarter, we grew our total sales by 11.6% over the same quarter last year and improved our operating margins to 8.0% of total sales, a 46 basis point increase over the same quarter last year. Our sales growth reflects both our increase in comparable store sales of 6.9% and contributions from our new stores. Our operating margins benefited from an increase in our gross margin in addition to the leverage achieved in our selling, general and administrative expenses.

        Additionally, we evaluate the quality of our results based on growth in certain key financial metrics. These key indicators consist primarily of:

	Sixteen Weeks Ended

	April 24, 2004	April 19, 2003

Comparable store sales growth	6.9%	1.1%
DIY Comparable stores sales growth	4.5%	0.6%
DIFM Comparable stores sales growth	19.3%	3.6%
Average net sales per store (in thousands)	$1,417	$1,341
Inventory per store (in thousands)	$459,852	$434,188
Inventory turnover	1.71	1.71
Gross margins	46.4%	46.1%
Operating margins	8.0%	7.2%

Note:	These metrics should be reviewed along with the Selected Financial Data found in our annual report on Form 10-K for the fiscal year ended January 3, 2004, as filed with the SEC on March 12, 2004, which includes descriptions regarding the calculation of these measures.

Operating Overview

        We operate in the United States automotive aftermarket industry, which includes replacement parts (excluding tires), accessories, maintenance items, batteries and automotive chemicals for cars and light trucks (pick-ups, vans, minivans and sport utility vehicles). We are the second largest specialty retailer of automotive parts, accessories and maintenance items to do-it-yourself, or DIY, customers in the United States, based on store count and sales. At April 24, 2004, we operated 2,553 stores within the United States, Puerto Rico and the Virgin Islands. We operated 2,518 stores throughout 39 states in the Northeastern, Southeastern and Midwestern regions of the United States. These stores operated primarily under the “Advance Auto Parts” trade name except for the state of Florida, which operated under “Advance Discount Auto Parts,” or “Discount Auto Parts” trade names. Our stores offer a broad selection of brand name and proprietary automotive replacement parts, accessories and maintenance items for domestic and imported cars and light trucks, with no significant concentration in any specific area. In addition, we operated 35 stores under the “Western Auto” trade name, located primarily in Puerto Rico and the Virgin Islands, which offer certain home and garden merchandise in addition to automotive parts, accessories and service. The following table sets forth information about our stores including the number of new, closed and relocated stores during the quarter:

Number of stores at beginning of year	2,539
New stores	20
Closed stores	(6)

Number of stores, end of period	2,553

Relocated stores	5
Stores with commercial programs	1,700

Critical Accounting Policies

        The preparation of our financial statements includes the application of accounting policies generally accepted in the United States of America. The application of these policies often require estimates and judgements, which we base on currently available information, historical results and other assumptions we believe are reasonable. During this first quarter of fiscal 2004, we consistently applied the critical accounting policies discussed in our annual report on Form 10-K for the fiscal year ended January 3, 2004. For a complete discussion regarding these critical accounting policies, refer to our annual report on Form 10-K.

Components of Statement of Operations

Net Sales

        Net sales consist primarily of comparable store sales, new store net sales, and finance charges on installment sales. Comparable store sales is calculated based on the change in net sales starting once a store has been open for 13 complete accounting periods (each accounting period represents four weeks). Relocations are included in comparable store sales from the original date of opening. We do not include net sales from the 35 Western Auto retail stores in the comparable store sales calculation as a result of their unique product offerings, including specialty merchandise.

        Our fiscal year ends on the Saturday closest to December 31 and consists of 52 or 53 weeks. Our 2003 fiscal year began on December 29, 2003 while our 2004 fiscal year began on January 4, 2004, which results in our first quarter of fiscal 2004 consisting of noncomparable calendar weeks to the first quarter of fiscal 2003. To create a meaningful comparable store sales measure, we have compared the calendar weeks of first quarter 2004 to the corresponding calendar weeks of fiscal 2003. Accordingly, our calculation of comparable stores sales for first quarter of fiscal 2004 excludes week one of operations from first quarter of fiscal 2003 and includes the first week of our second quarter of fiscal 2003.

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

Results of Operations

        The following table sets forth certain of our operating data expressed as a percentage of net sales for the periods indicated.

	Sixteen Week Periods Ended (unaudited)

	April 24, 2004	April 19, 2003

Net sales	100.0%	100.0%
Cost of sales	53.6	53.9

Gross profit	46.4	46.1
Selling, general and administrative expenses	38.4	38.9

Operating income	8.0	7.2
Interest expense	(0.5)	(1.9)
Loss on extinguishment of debt	(0.0)	(4.7)
Other income, net	0.0	0.0
Income tax expense	2.9	0.2

Income from continuing operations before discontinued operations	4.6	0.4
Discontinued operations:
(Loss) income from operations of discontinued wholesale
distribution network	(0.0)	0.2
(Benefit) provision for income taxes	(0.0)	0.1

(Loss) income on discontinued operations	(0.0)	0.1

Net income	4.6%	0.5%

Sixteen Weeks Ended April 24, 2004 Compared to Sixteen Weeks Ended April 19, 2003

        Net sales for the sixteen weeks ended April 24, 2004 were $1,122.9 million, an increase of $117.0 million, or 11.6%, over net sales for the sixteen weeks ended April 19, 2003. The net sales increase was due to an increase in the comparable store sales of 6.9% and contributions from new stores opened within the last year. The comparable store sales increase resulted from an increase in traffic and average ticket in both the DIY and DIFM market segments as we believe our 2010 store format, category management and enhanced nationwide advertising program continue to drive our sales growth.

        Gross profit for the sixteen weeks ended April 24, 2004 was $520.9 million, or 46.4% of net sales, as compared to $464.0 million, or 46.1% of net sales, for the sixteen weeks ended April 19, 2003. The increase in gross profit as a percentage of net sales reflects continued benefits realized from our category management initiatives and improved efficiencies in our supply chain. As we continue to refine our category management process, we still have significant opportunities to drive gross margin through enhanced merchandising initiatives and the leveraging of our supply chain expenses.

        Selling, general and administrative expenses increased to $430.9 million, or 38.4% of net sales, for the sixteen weeks ended April 24, 2004, from $391.4 million, or 38.9% of net sales, for the sixteen weeks ended April 19, 2003. The decrease in selling, general and administrative expenses as a percentage of net sales is primarily a result of a decrease in merger and integration expenses related to the integration of Discount. These integration expenses are related to, among other things, overlapping administrative functions and store conversion expenses. The decline in merger and integration costs was anticipated as we completed the Discount integration in 2003. Additionally, we leveraged our other selling, general and administrative expenses to our overall sales growth during the first quarter.

        Interest expense for the sixteen weeks ended April 24, 2004 was $6.3 million, or 0.5% of net sales, as compared to $19.3 million, or 1.9% of net sales, for the sixteen weeks ended April 19, 2003. The decrease in interest expense is a result of both lower overall interest rates resulting primarily from our redemption of our outstanding senior subordinated notes and senior discount debentures in the first quarter 2003 and lower debt levels as a result of our continued focus on paying down debt under our senior credit facility.

        Income tax expense for the sixteen weeks ended April 24, 2004 was $32.1 million, as compared to $2.5 million for the sixteen weeks ended April 19, 2003. This increase in income tax expense was primarily reflective of our higher earnings. Our effective income tax rate was 38.5% for the sixteen weeks ended April 24, 2004 and April 19, 2003.

        We recorded net income of $51.3 million, or $0.68 per diluted share, for the sixteen weeks ended April 24, 2004, as compared to $5.0 million, or $0.07 per diluted share, for the sixteen weeks ended April 19, 2003. As a percentage of net sales, net income for the sixteen weeks ended April 24, 2004 was 4.6%, as compared to 0.5% for the sixteen weeks ended April 19, 2003. The sixteen weeks ended April 19, 2003, included expenses associated with merger and integration and loss on extinguishment of debt of $30.9 million, or $0.42 per diluted share.

Liquidity and Capital Resources

        At April 24, 2004, we had outstanding indebtedness consisting of borrowings of $380.0 million under our senior credit facility. Additionally, we had $34.1 million in standby letters of credit, which reduced our availability under the revolving credit facility to $125.9 million.

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

        Our future capital requirements will depend on the number of new stores we open or acquire and the timing of those openings or acquisitions within a given year. We anticipate adding approximately 125 to 135 new stores during 2004 primarily through new store openings, of which 20 had been added as of April 24, 2004. Additionally and as recently announced, our capital requirements for 2004 through first quarter of 2005 will include a new distribution center in the Northeast area of the United States.

        Our capital expenditures were $32.0 million for the sixteen weeks ended April 24, 2004. These amounts related to the new store openings, the upgrade of our information systems, remodels and relocations of existing stores, including our physical conversion of Discount stores, and capitalizable store improvements. In 2004, we anticipate that our capital expenditures will be approximately $180.0 million, up from 2003 reflecting the new Northeast distribution center and our intent to own rather than lease a portion of our new stores opened.

        Historically, we have negotiated extended payment terms from suppliers that help finance inventory growth, and we believe that we will be able to continue financing much of our inventory growth through such extended payment terms. We anticipate that inventory levels will continue to increase but at a rate lower than anticipated sales growth. During the first quarter of fiscal 2004, we entered a short-term financing program with a Bank (the Bank) allowing us to extend our payment terms on certain merchandise purchases. Under this program, we issue negotiable instruments to vendors in lieu of cash payment. The vendor presents the instrument to the Bank for payment at an agreed upon discount rate. At April 24, 2004, $32.5 million was payable to the Bank by us under this program. This program will allow us to further reduce the working capital invested in current inventory levels and future inventory growth.

        In addition to the reserves established for the closure of under performing locations, the Western merger and Discount acquisition resulted in restructuring liabilities recorded in purchase accounting for the closure of certain stores, severance and relocation costs and other facility exit costs. Through these acquisitions, we also assumed certain closed store liabilities previously recorded by these companies. At April 24, 2004, the closed store and restructuring reserves collectively had a remaining balance of $6.0 million, of which $2.0 million is recorded as a current liability. These reserves are utilized through the settlement of the corresponding liabilities with cash provided by operations and therefore do not affect our condensed consolidated statement of operations.

        We maintain two deferred compensation plans. Our ongoing plan was established in 2003 as an unqualified deferred compensation plan established for certain key team members of the Company. This plan provides for a mimimum and maximum deferral percentage of the team member base salary and bonus, as determined by the Retirement Plan Committee. We fund the plan liability by remitting the team members’ deferral to a Rabbi Trust. All gains and losses are held in the Rabbi Trust to fund the deferred compensation liability. At April 24, 2004, the liability related to this plan was $1.2 million, all of which is current. We also maintain an unfunded deferred compensation plan established for certain key team members of Western prior to the 1998 Western merger. The plan was frozen at the date of the Western merger. At April 24, 2004, the total liability for the Western plan was $1.8 million, of which $0.4 million is recorded as a current liability. The classification for the Western deferred compensation plan is determined by payment terms elected by plan participants, which can be changed upon 12 months’ notice.

        We provide certain health care and life insurance benefits for eligible retired team members through our postretirement plan. Our accrued benefit cost related to this plan was $17.4 million at both April 24, 2004 and January 3, 2004. The plan has no assets and is funded on a cash basis as benefits are paid/incurred. The discount rate that we utilize for determining our postretirement benefit obligation is actuarily determined. The discount rate utilized at January 3, 2004 was 6.25%, and remained unchanged through the sixteen weeks ended April 24, 2004. We reserve the right to change or terminate the benefits or contributions at any time. We also continue to evaluate ways in which we can better manage these benefits and control costs. Any changes in the plan or revisions to assumptions that affect the amount of expected future benefits may have a significant impact on the amount of the reported obligation and annual expense.

        We expect that funds provided from operations and available borrowings under our revolving credit facility at April 24, 2004, will provide sufficient funds to operate our business, make expected capital expenditures, including the new distribution center, finance our closed store and restructuring activities, complete the physical conversion of the remaining Discount store locations and fund future debt service on our senior credit facility over the next three years.

        For the sixteen weeks ended April 24, 2004, net cash provided by operating activities was $61.0 million. Of this amount, $51.3 million was provided by net income and $26.9 million was used as a result of a net increase in working capital and other long-term assets and liabilities. Significant items added back for operating cash flow purposes include depreciation and amortization of $31.3 million, provision for deferred income taxes of $3.1 million and tax benefit related to exercise of stock options of $2.2 million. Net cash used for investing activities was $29.5 million and was comprised primarily of capital expenditures. Net cash used in financing activities was $30.2 million and was comprised primarily of a $65.0 million decrease in our net borrowings, offset by an increase in financed vendor accounts payable of $32.5 million.

        Our future contractual obligations related to long-term debt and operating leases at April 24, 2004 were as follows:

Contractual Obligations at April 24, 2004(1)	Total	Fiscal 2004	Fiscal 2005	Fiscal 2006	Fiscal 2007	Fiscal 2008	Thereafter

(in thousands)
Long-term debt	$380,000	$5,615	$48,446	$42,648	$283,291	-	-
Operating leases	$1,096,414	$115,774	$155,511	$135,054	$118,448	$100,123	$471,504
Other long-term liabilities(2)	$77,468	-	-	-	-	-	-

(1)	We currently do not have minimum purchase commitments under our vendor supply agreements.
(2)	Primarily includes employee benefits accruals, restructuring and closed store liabilities and deferred income taxes for which no contractual payment schedule exists.

Long Term Debt

         Senior Credit Facility. During the first quarter of fiscal 2004, we repaid $65.0 million of debt under our credit facility. In conjunction with this partial repayment, we wrote-off deferred financing costs in the amount of $0.2 million, which is classified as a loss on extinguishment of debt in the accompanying condensed consolidated statements of operations for the sixteen weeks ended April 24, 2004.

         At April 24, 2004, our senior credit facility consisted of (1) a tranche D term loan facility with a balance of $86.4 million and a tranche E term loan facility with a balance of $293.6 million, and (2) a $160 million revolving credit facility (including a letter of credit sub facility) (of which $125.9 million was available). The credit facility is jointly and severally guaranteed by all of our domestic subsidiaries (including Discount and its subsidiaries) and is secured by all of our assets and the assets of our existing and future domestic subsidiaries (including Discount and its subsidiaries).

         The tranche D term loan facility currently provides for amortization of $5.6 million on November 30, 2004, $21.6 million in May and November 2005 and in May 2006 and $15.8 million at maturity on November 30, 2006. The tranche E term loan facility currently provides for amortization of $2.6 million in May 31, 2005 and semi-annually thereafter, with a final payment of $280.7 million due at maturity on November 30, 2007.

         We are required to comply with financial covenants in the senior credit facility with respect to (a) limits on annual aggregate capital expenditures, (b) a maximum leverage ratio, (c) a minimum interest coverage ratio, (d) a ratio of current assets to funded senior debt and (e) a maximum senior leverage ratio. We were in compliance with the above covenants under the senior credit facility at April 24, 2004. For additional information regarding our senior credit facility, refer to our annual report on Form 10-K for the fiscal year ended January 3, 2004.

Seasonality

         Our business is somewhat seasonal in nature, with the highest sales occurring in the spring and summer months. In addition, our business can be affected by weather conditions. While unusually heavy precipitation tends to soften sales as elective maintenance is deferred during such periods, extremely hot and cold weather tends to enhance sales by causing parts to fail.

New Accounting Pronouncements

         In December 2002 the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure an amendment of FASB Statement No. 123." This statement amends SFAS 123, "Accounting for Stock-Based Compensation" to allow for alternative methods of transition for a voluntary change to the fair value based method of accounting for stock issued to employees, who we refer to as team members. This statement also amends FASB No. 123 to require disclosure of the accounting method used for valuation in both annual and interim financial statements. This statement permits an entity to recognize compensation expense under the prospective method, modified prospective method or the retroactive restatement method. If an entity elects to adopt this statement, fiscal years beginning after December 15, 2003 must include this change in accounting for employee stock-based compensation. We have adopted the enhanced disclosure requirements of SFAS No. 148 and accordingly included the related disclosures in these footnotes. We have concluded that we will continue to account for employee stock-based compensation in accordance with Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees" until further definitive guidance is issued.

         In July 2003 (as subsequently updated in November 2003), the FASB released EITF Issue No. 03-10, "Application of Issue No. 02-16 by Resellers to Sales Incentives Offered to Customers by Manufacturers." This EITF addresses whether a reseller should account for consideration received from a vendor that is a reimbursement by the vendor for honoring the vendor's sales incentives offered directly to consumers in accordance with the guidance in EITF Issue No. 02-16. For purposes of this Issue, the "vendor's sales incentive offered directly to consumers" is limited to a vendor's incentive (i) that can be tendered by a consumer at resellers that accept manufacturer's incentives in partial (or full) of the price charged by the reseller for the vendor's product, (ii) for which the reseller receives a direct reimbursement from the vendor (or a clearinghouse authorized by the vendor) based on the face amount of the incentive, (iii) for which the terms of reimbursement to the reseller for the vendor's sales incentive offered to the consumer must not be influenced by or negotiated in conjunction with any other incentive arrangements between the vendor and the reseller but, rather may only be determined by the terms of the incentive offered to consumers and (iv) whereby the reseller is subject to an agency relationship with the vendor, whether expressed or implied, in the sales incentive transaction between the vendor and the consumer. The consensus is that sales incentives that meet all of such criteria are not subject to the guidance in Issue No. 02-16. The release is effective for fiscal periods beginning after November 25, 2003. We adopted this release during first quarter with no impact on our financial position or results of operations.

         In December 2003 the FASB issued SFAS No. 132R, "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS No. 132R amends the disclosure requirements of SFAS No. 132 to require additional disclosures about assets, obligations, cash flow and net periodic benefit cost of defined benefit pension plans and other defined postretirement plans. This statement is effective for fiscal periods ending after December 15, 2003 and for interim periods beginning after December 15, 2003. We adopted this statement during the fourth quarter of fiscal 2003 and accordingly included the related disclosures in these footnotes.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

         We are exposed to cash flow risk due to changes in interest rates with respect to our long-term debt. While we cannot predict the impact interest rate movements will have on our debt, exposure to rate changes is managed through the use of fixed and variable rate debt and hedging activities. Our variable rate debt is primarily vulnerable to movements in the LIBOR rate. Our future exposure to interest rate risk decreased during the sixteen weeks ended April 24, 2004 primarily due to a reduction in our variable rate debt.

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

         The table below presents principle cash flows and related weighted average interest rates on our long-term debt outstanding at April 24, 2004, by expected maturity dates. Additionally, the table includes the notional amounts of our debt hedged and the impact of the anticipated average pay and receive rates of our hedges through their maturity dates. Expected maturity dates approximate contract terms. Weighted average variable rates are based on implied forward rates in the yield curve at April 24, 2004. Implied forward rates should not be considered a predictor of actual future interest rates.

	Fiscal 2004	Fiscal 2005	Fiscal 2006	Fiscal 2007	Fiscal 2008	Total	Fair Market Liability

Long-term debt:	(dollars in thousands)

Variable rate	$5,615	$48,446	$42,648	$283,291	$-	$380,000	$380,000
Weighted average
interest rate	3.6%	5.3%	6.6%	7.3%	-	5.3%	-

Interest rate swap:

Variable to fixed	$125,000	$125,000	$75,000	$-	$-	$125,000	$5
Average pay rate	0.4%	-	-	-	-	0.4%	-
Average receive rate	-	1.0%	2.0%	-	-	1.2%	-

Interest rate collar:

Variable to fixed	$150,000	$-	$-	$-	$-	$150,000	$345
Average pay rate	0.2%	-	-	-	-	0.2%	-
Average receive rate	-	-	-	-	-	-	-

ITEM 4.	CONTROLS AND PROCEDURES

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

PART II.   OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

	3.1(1)	Restated Certification of Incorporation of Advance Auto Parts, Inc. (“Advance Auto”).

	3.2(1)	Bylaws of Advance Auto.

	10.19(2)	Form of Indemnity Agreement between each of the directors of Advance Auto and Advance Auto.

	31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)     Furnished on August 31, 2001 as an exhibit to Registration Statement on Form S-4 (No. 333-68858) of Advance Auto Parts, Inc.
(2)     Filed on May 19, 2004 as an exhibit to the Current Report on Form 8-K of Advance Auto Parts, Inc.

                (b)        Reports on Form 8-K.

(i)	On February 18, 2004, we filed a current report on Form 8-K under Item 12 thereof relating to the issuance of a press release announcing our operating results for the fourth quarter and fiscal year ended January 3, 2004.

(ii)	On February 27, 2004, we filed a current report on Form 8-K under Item 12 thereof to disclose our historical financial statements reflecting the operations of the wholesale distribution network as discontinued operations for the quarterly periods ended April 19, 2003, July 12, 2003 and October 4, 2003.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCE AUTO PARTS, INC.

May 21, 2004	By:	/s/ Jeffrey T. Gray

Jeffrey T. Gray Senior Vice President and Chief Financial Officer

S-1