Form 10-Q
period 2004-07-17
ADVANCE AUTO PARTS INC
filed 2004-08-16
CIK 1158449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 17, 2004
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

        As of August 12, 2004, the registrant had outstanding 74,867,441 shares of Common Stock, par value $0.0001 per share (the only class of common equity of the registrant outstanding).

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES

Twelve and Twenty-Eight Week Periods Ended July 17, 2004

TABLE OF CONTENTS

Page
PART I.	FINANCIAL INFORMATION

PART II.	OTHER INFORMATION

SIGNATURE	S-1

i

PART I.   FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
July 17, 2004 and January 3, 2004
(in thousands, except per share data)
(unaudited)

Assets	July 17, 2004	January 3, 2004

Current Assets:
Cash and cash equivalents	$19,817	$11,487
Receivables, net	99,262	84,799
Inventories, net	1,189,567	1,113,781
Other current assets	27,734	16,387

Total current assets	1,336,380	1,226,454
Property and equipment, net of accumulated depreciation of
$437,772 and $395,027	743,945	712,702
Assets held for sale	20,290	20,191
Other assets, net	25,332	23,724

	$2,125,947	$1,983,071

Liabilities and Stockholders’ Equity
Current liabilities:
Bank overdrafts	$11,509	$31,085
Current portion of long-term debt	17,024	22,220
Financed vendor accounts payable	40,236	-
Accounts payable	629,915	568,275
Accrued expenses	198,957	173,818
Other current liabilities	74,745	58,547

Total current liabilities	972,386	853,945

Long-term debt	317,976	422,780

Other long-term liabilities	75,837	75,102

Commitments and contingencies
Stockholders’ equity:
Preferred stock, nonvoting, $0.0001 par value,
10,000 shares authorized; no shares issued or outstanding	-	-
Common stock, voting, $0.0001 par value, 200,000
shares authorized; 74,867 and 73,884 issued
and outstanding	7	7
Additional paid-in capital	670,300	647,106
Accumulated other comprehensive gain (loss)	255	(529)
Retained earnings (accumulated deficit)	89,186	(15,340)

Total stockholders’ equity	759,748	631,244

	$2,125,947	$1,983,071

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
For the Twelve and Twenty-Eight Week Periods Ended
July 17, 2004 and July 12, 2003
(in thousands, except per share data)
(unaudited)

	Twelve Week Periods Ended		Twenty-Eight Week Periods Ended

	July 17, 2004	July 12, 2003	July 17, 2004	July 12, 2003

Net sales	$908,412	$827,348	$2,031,330	$1,833,316
Cost of sales, including purchasing and warehousing costs	486,110	447,874	1,088,130	989,853

Gross profit	422,302	379,474	943,200	843,463
Selling, general and administrative expenses	331,055	301,897	761,931	693,266

Operating income	91,247	77,577	181,269	150,197
Other, net:
Interest expense	(4,531)	(7,025)	(10,848)	(26,365)
Loss on extinguishment of debt	(168)	(254)	(412)	(47,141)
Other income, net	10	93	35	153

Total other, net	(4,689)	(7,186)	(11,225)	(73,353)

Income from continuing operations before provision for
income taxes and income (loss) on discontinued operations	86,558	70,391	170,044	76,844
Provision for income taxes	33,329	27,100	65,472	29,585

Income from continuing operations before income (loss) on
discontinued operations	53,229	43,291	104,572	47,259
Discontinued operations:
Income (loss) from operations of discontinued Wholesale Dealer Network	10	271	(75)	2,015
Provision (benefit) for income taxes	4	104	(29)	775

Income (loss) on discontinued operations	6	167	(46)	1,240

Net income	$53,235	$43,458	$104,526	$48,499

Net income per basic share from:
Income from continuing operations before income (loss) on
discontinued operations	$0.71	$0.60	$1.41	$0.65
Income (loss) on discontinued operations	-	-	-	0.02

	$0.71	$0.60	$1.41	$0.67

Net income per diluted share from:
Income from continuing operations before income (loss) on
discontinued operations	$0.70	$0.58	$1.37	$0.64
Income (loss) on discontinued operations	-	-	-	0.02

	$0.70	$0.58	$1.37	$0.66

Average common shares outstanding	74,590	73,092	74,248	72,356
Dilutive effect of stock options	1,694	1,738	1,826	1,564

Average common shares outstanding - assuming dilution	76,284	74,830	76,074	73,920

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the Twenty-Eight Week Periods Ended
July 17, 2004 and July 12, 2003
(in thousands)
(unaudited)

	Twenty-Eight Week Periods Ended

	July 17, 2004	July 12, 2003

Cash flows from operating activities:
Net income	$104,526	$48,499
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	55,416	53,807
Amortization of deferred debt issuance costs	696	1,049
Amortization of bond discount	-	3,640
Non-cash equity compensation	2,011	2,092
Loss (gain) on disposal of property and equipment, net	203	(16)
Provision for deferred income taxes	9,172	30,142
Tax benefit related to exercise of stock options	10,979	3,977
Loss on extinguishment of debt	412	47,141
Net (increase) decrease in:
Receivables, net	(14,463)	9,224
Inventories, net	(75,786)	(31,081)
Other assets	(14,373)	(18,609)
Net increase (decrease) in:
Accounts payable	61,640	121,087
Accrued expenses	20,082	6,687
Other liabilities	3,250	(1,707)

Net cash provided by operating activities	163,765	275,932

Cash flows from investing activities:
Purchases of property and equipment	(87,093)	(50,595)
Proceeds from sales of property and equipment	5,468	8,974

Net cash used in investing activities	(81,625)	(41,621)

Cash flows from financing activities:
(Decrease) increase in bank overdrafts	(19,576)	13,503
Increase in financed vendor accounts payable	40,236	-
Early extinguishment of debt	(105,000)	(551,374)
Borrowings under credit facilities	89,500	433,600
Payments on credit facilities	(94,500)	(85,300)
Payment of debt related costs	-	(36,895)
Repayment of management loans	-	918
Proceeds from exercise of stock options	10,204	18,824
Increase in borrowings secured by trade receivables	5,326	4,602

Net cash used in financing activities	(73,810)	(202,122)

Net increase in cash and cash equivalents	8,330	32,189
Cash and cash equivalents, beginning of period	11,487	13,885

Cash and cash equivalents, end of period	$19,817	$46,074

Supplemental cash flow information:
Interest paid	$7,698	$24,960
Income tax payments, net	34,719	57
Non-cash transactions:
Accrued purchases of property and equipment	14,400	7,892
Unrealized gain on hedge arrangements	784	1,687

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Twenty-Eight Week Periods Ended July 17, 2004 and July 12, 2003
(in thousands, except per share data)
(unaudited)

1.     Basis of Presentation:

        The accompanying condensed consolidated financial statements include the accounts of Advance Auto Parts, Inc. and its wholly owned subsidiaries, or the Company. All significant intercompany balances and transactions have been eliminated in consolidation.

        The condensed consolidated balance sheet as of July 17, 2004, the condensed consolidated statements of operations for the twelve and twenty-eight week periods ended July 17, 2004 and July 12, 2003 and the condensed consolidated statements of cash flows for the twenty-eight week periods ended July 17, 2004 and July 12, 2003 have been prepared by the Company and have not been audited. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial position of the Company, the results of its operations and cash flows have been made.

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

         Earnings Per Share of Common Stock

        Basic earnings per share of common stock has been computed based on the weighted-average number of common shares outstanding during the period. Diluted earnings per share of common stock reflects the increase in the weighted-average number of common shares outstanding from the assumed exercise of outstanding stock options, calculated using the treasury stock method, and all currently outstanding deferred stock units.

         Hedge Activities

        In March 2003 the Company entered into two interest rate swap agreements to limit its cash flow risk on an aggregate of $125,000 of its variable rate debt. The first swap allows the Company to fix its LIBOR rate at 2.269% on $75,000 of debt for a term of 36 months, expiring first quarter fiscal 2006. The second swap allows the Company to fix its LIBOR rate at 1.79% on an additional $50,000 of debt for a term of 24 months, expiring first quarter fiscal 2005.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Twenty-Eight Week Periods Ended July 17, 2004 and July 12, 2003
(in thousands, except per share data)
(unaudited)

        In September 2002 the Company entered into a hedge agreement in the form of a zero-cost collar, which protects the Company from interest rate fluctuations in the LIBOR rate on $150,000 of its variable rate debt under its credit facility. The collar consists of an interest rate ceiling at 4.5% and an interest rate floor of 1.56% for a term of 24 months, expiring third quarter fiscal 2004. Under this hedge, the Company will continue to pay interest at prevailing rates plus any spread, as defined by the Company’s credit facility, but will be reimbursed for any amounts paid on the LIBOR rate in excess of the ceiling. Conversely, the Company will be required to pay the financial institution that originated the collar if the LIBOR rate is less than the floor.

        In accordance with Statement of Financial Accounting Standard, or SFAS, No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the fair value of these hedge arrangements is recorded as an asset or liability in the accompanying condensed consolidated balance sheet at July 17, 2004. The Company has adopted the “matched terms” accounting method as provided by Derivative Implementation Group, or DIG, Issue No. G20, “Assessing and Measuring the Effectiveness of a Purchased Option Used in a Cash Flow Hedge” for the zero-cost collar, and DIG Issue No. 9, “Assuming No Ineffectiveness When Critical Terms of the Hedging Instrument and the Hedge Transaction Match in a Cash Flow Hedge” for the interest rate swaps. Accordingly, the Company has matched the critical terms of each hedge instrument to the hedged debt and used the anticipated terminal value of zero to assume the hedges have no ineffectiveness. In addition, the Company will record all adjustments to the fair value of the hedge instruments in accumulated other comprehensive income (loss) through the maturity date of the applicable hedge arrangement. The fair value at July 17, 2004 was an unrecognized loss of $148 on the interest rate collar and an unrecognized gain of $403 on the swaps. Any amounts received or paid under these hedges will be recorded in the statement of operations as earned or incurred. Comprehensive income for the twelve and twenty-eight weeks ended July 17, 2004 and July 12, 2003 is as follows:

	Twelve Weeks Ended		Twenty-Eight Weeks Ended

	July 17, 2004	July 12, 2003	July 17, 2004	July 12, 2003

Net income	$53,235	$43,458	$104,526	$48,499
Unrealized gain on hedge
arrangements	605	1,490	784	1,687

Comprehensive income	$53,840	$44,948	$105,310	$50,186

        Based on the estimated current and future fair values of the hedge arrangements at July 17, 2004, the Company estimates amounts currently included in accumulated other comprehensive income (loss) that will be reclassified to earnings in the next 12 months will consist of a loss of $148 under the interest rate collar and a loss of $136 associated with the interest rate swaps.

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

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Twenty-Eight Week Periods Ended July 17, 2004 and July 12, 2003
(in thousands, except per share data)
(unaudited)

	July 17, 2004	January 3, 2004

	(28 Weeks Ended)	(53 Weeks Ended)
Defective and warranty reserve, beginning
of period	$15,578	$15,620
Reserves established (1)	6,614	13,755
Reserves utilized (1)	(9,849)	(13,797)

Defective and warranty reserve, end of
period	$12,343	$15,578

(1)	Reserves at January 3, 2004 include $1,656 of reserves established for the transition of the discontinued operations of the wholesale dealer network of which $1,303 was utilized in the first and second quarters of fiscal 2004.

Employee Stock Options

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

	Twelve Weeks Ended		Twenty-Eight Weeks Ended

	July 17, 2004	July 12, 2003	July 17, 2004	July 12, 2003

Net income, as reported	$53,235	$43,458	$104,526	$48,499
Deduct: Total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects	(1,540)	(678)	(3,117)	(1,529)

Pro forma net income	$51,695	$42,780	$101,409	$46,970

Net income per share:

Basic, as reported	$0.71	$0.60	$1.41	$0.67
Basic, pro forma	0.69	0.59	1.37	0.65
Diluted, as reported	0.70	0.58	1.37	0.66
Diliuted, pro forma	0.68	0.57	1.33	0.64

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Twenty-Eight Week Periods Ended July 17, 2004 and July 12, 2003
(in thousands, except per share data)
(unaudited)

        Financed Vendor Accounts Payable

        During the first quarter of fiscal 2004, the Company entered a short-term financing program with a bank allowing it to extend its payment terms on certain merchandise purchases. Under this program, the Company issues negotiable instruments to vendors in lieu of a cash payment. The vendor presents the instrument to the bank for payment at an agreed upon discount rate. The Company records this discount given by the vendor to the value of its inventory upon the Company’s issuance of the negotiable instrument and accretes this discount to the resulting short-term payable to the bank through interest expense over the extended term. At July 17, 2004, $40,236 was payable to the bank by the Company under this program and is included in the accompanying condensed consolidated balance sheets as Financed Vendor Accounts Payable.

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

        In May 2004, the FASB issued FASB Staff Position, or FSP, 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” FSP 106-2 addresses the appropriate accounting and disclosure requirements for companies that sponsor a postretirement health care plan that provides prescription drug benefits. The new guidance was deemed necessary as a result of the 2003 Medicare prescription law which includes a federal subsidy for qualifying companies. The effective date of FSP 106-2 is the first interim or annual period beginning after June 15, 2004. The Company recently completed a negative plan amendment to eliminate outpatient prescription drug benefits from its postretirement plan; therefore, the adoption of FSP 106-2 will have no impact on its financial position, results of operations or related footnote disclosure.

        Reclassifications

        Certain 2003 amounts have been reclassified to conform with their 2004 presentation.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Twenty-Eight Week Periods Ended July 17, 2004 and July 12, 2003
(in thousands, except per share data)
(unaudited)

2.     Inventories, net:

        Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out (“LIFO”) method. An actual valuation of inventory under the LIFO method can be made only at the end of each fiscal year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must be based on management’s estimates of expected fiscal year-end inventory levels and costs. The Company capitalizes certain purchasing and warehousing costs into inventory. Purchasing and warehousing costs included in inventory at July 17, 2004 and January 3, 2004 were $82,590 and $75,349, respectively.

        The following table sets forth inventories at July 17, 2004 and January 3, 2004:

	July 17, 2004	January 3, 2004

Inventories at FIFO	$1,123,215	$1,051,678
Adjustments to state inventories at LIFO	66,352	62,103

Inventories at LIFO	$1,189,567	$1,113,781

        Replacement cost approximated FIFO cost at July 17, 2004 and January 3, 2004.

        Inventory quantities are tracked through a perpetual inventory system. The Company uses a cycle counting program in all distribution centers; Parts Delivered Quickly warehouses, or PDQs; Local Area Warehouses, or LAWs, and retail stores to ensure the accuracy of both merchandise and core inventory. The Company establishes reserves for estimated shrink based on historical accuracy and effectiveness of the cycle counting program. The Company also establishes reserves for potentially excess and obsolete inventories based on current inventory levels of discontinued product and the historical analysis of the liquidation of discontinued inventory below cost. The nature of the Company’s inventory is such that the risk of obsolescence is minimal and excess inventory has historically been returned to the Company’s vendors for credit. The Company provides reserves when less than full credit is expected from a vendor or when liquidating product will result in retail prices below recorded costs. The Company’s reserves against inventory for these matters were $18,018 and $16,011 at July 17, 2004 and January 3, 2004, respectively.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Twenty-Eight Week Periods Ended July 17, 2004 and July 12, 2003
(in thousands, except per share data)
(unaudited)

3.     Receivables, net:

        Receivables consist of the following:

	July 17, 2004	January 3, 2004

Trade:
Wholesale	$-	$435
Retail	34,475	24,594
Vendor	64,152	56,727
Installment	8,530	10,418
Other	1,521	1,755

Total receivables	108,678	93,929
Less - Allowance for doubtful accounts	(9,416)	(9,130)

Receivables, net	$99,262	$84,799

4.     Closed Store and Restructuring Liabilities:

        The Company continually reviews the operating performance of its existing store locations and closes certain locations identified as under performing. Closing an under performing location has not resulted in the elimination of the operations and associated cash flows from the Company’s ongoing operations as the Company has transferred those operations to another location in the local market. The Company maintains closed store liabilities that include liabilities for these exit activities. The Company also maintains liabilities assumed through past acquisitions for closed store liabilities which are similar in nature but recorded by the acquired companies prior to the Company’s acquisition. In addition, the Company maintains restructuring liabilities recorded through purchase accounting that reflect costs of the plan to integrate the acquired operations into the Company’s business. These integration plans relate to the operations acquired in the fiscal 1998 merger with Western Auto Supply Company, or Western, and the fiscal 2001 acquisition of Discount Auto Parts, or Discount. The following table presents a summary of the activity for both of these liabilities:

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Twenty-Eight Week Periods Ended July 17, 2004 and July 12, 2003
(in thousands, except per share data)
(unaudited)

	Severance	Other Exit Costs	Total

Closed Store Liabilities, January 3, 2004	-	$6,407	$6,407
New provision	-	517	517
Change in estimate	-	339	339
Reserves utilized	-	(2,172)	(2,172)

Closed Store Liabilities, July 17, 2004	-	5,091	5,091

Restructuring Liabilities, January 3, 2004	54	996	1,050
Change in estimate	-	(58)	(58)
Reserves utilized	(54)	(201)	(255)

Restructuring Liabilities, July 17, 2004	-	737	737

Total Closed Store and Restructuring Liabilities
at July 17, 2004	-	$5,828	$5,828

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

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Twenty-Eight Week Periods Ended July 17, 2004 and July 12, 2003
(in thousands, except per share data)
(unaudited)

5.     Long-term Debt:

        Long-term debt consists of the following:

	July 17, 2004	January 3, 2004

Senior Debt:
Tranche D, Senior Secured Term Loan at variable interest
rates (3.22% and 3.13% at July 17, 2004 and January 3, 2004),
due November 2006	$76,136	$100,000
Tranche E, Senior Secured Term Loan at variable interest
rates (3.31% and 3.18% at July 17, 2004 and January 3, 2004,
respectively), due November 2007	258,864	340,000
Revolving facility at variable interest rates
(3.38% at January 3, 2004), due November 2006	-	5,000

	335,000	445,000
Less: Current portion of long-term debt	(17,024)	(22,220)

Long-term debt, excluding current portion	$317,976	$422,780

        During the twelve and twenty-eight weeks ended July 17, 2004, the Company repaid $45,000 and $110,000, respectively, of debt under its credit facility. In conjunction with these repayments, the Company wrote-off deferred financing costs in the amounts of $168 and $412, which are classified as losses on extinguishment of debt in the accompanying condensed consolidated statements of operations for the twelve and twenty-eight weeks ended July 17, 2004, respectively. For the twenty-eight weeks ended July 12, 2003, the Company recorded a loss on extinguishment of debt of $47,141 primarily in connection with the redemption of its outstanding senior subordinated notes and senior discount debentures during the first quarter of fiscal 2003.

        At July 17, 2004, the credit facility provided for (1) $335,000 in term loans (as detailed above) and (2) $160,000 under a revolving credit facility (which provides for the issuance of letters of credit with a sub limit of $70,000). As of July 17, 2004, the Company had $37,643 in standby letters of credit, which reduced availability under the revolving credit facility to $122,357.

        The Company’s voluntary prepayment of its term loans during the second quarter resulted in the following amended amortization schedule:

Total

November 2004	-
May 2005	17,024
November 2005	23,937
May 2006	23,937
November 2006	18,139
May 2007	2,300
November 2007	249,663

Total	$335,000

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Twenty-Eight Week Periods Ended July 17, 2004 and July 12, 2003
(in thousands, except per share data)
(unaudited)

        Under the credit facility, the Company is required to comply with financial covenants with respect to limits on annual capital expenditures, a maximum leverage ratio, a minimum interest coverage ratio, a minimum current assets to funded senior debt ratio and a maximum senior leverage ratio. The Company was in compliance with the above covenants under the credit facility at July 17, 2004.

6.     Postretirement Plan:

        The Company provides certain health and life insurance benefits for eligible retired team members through a postretirement plan, or the Plan. The Plan has no assets and is funded on a cash basis as benefits are paid. The Company expects fiscal 2004 plan contributions to completely offset benefits paid, consistent with fiscal 2003. Effective for the second quarter, the Company amended the Plan to exclude outpatient prescription drug benefits to Medicare eligible retirees effective January 1, 2006. Due to this negative plan amendment, the Company’s accumulated postretirement benefit obligation was reduced by $7,557, resulting in an unrecognized negative prior service cost in the same amount. The unrecognized negative prior service cost will be amortized over the estimated remaining life expectancy of the plan participants of 13 years, as prescribed under SFAS No. 106, “Employers Accounting for Postretirement Benefits Other Than Pensions.” Accordingly, net periodic postretirement benefit cost will reflect a reduction of $778 for fiscal 2004, of which $260 was recognized during the second quarter. The expected reduction in net periodic postretirement benefit cost for fiscal 2004 includes a reduction in interest cost of $343 in addition to the amortization of negative prior service cost of $435. The components of net periodic postretirement benefit cost for the twelve week and twenty-eight weeks ended July 17, 2004 and July 12, 2003, respectively, are as follows:

	Twelve Weeks Ended		Twenty-Eight Weeks Ended

	July 17, 2004	July 12, 2003	July 17, 2004	July 12, 2003

Service cost	$-	$1	$1	$3
Interest cost	195	342	613	799
Amortization of unrecognized net losses	59	34	132	79
Amortization of prior service cost	(145)	-	(145)	-

	$109	$377	$601	$881

7.     Property and Equipment, net:

        During the second quarter of fiscal 2004, the Company finalized the purchase of a new Northeast distribution center and capitalized $28,619 of the total anticipated cost of approximately $50,000 to complete the opening of this facility. This facility, located in Pennsylvania, is expected to open in the spring of 2005, and will serve the Company’s expanding store base in the Northeast region of the United States.

8.     Subsequent Event:

        Subsequent to July 17, 2004, the Company’s Board of Directors authorized a stock repurchase program. The program would allow the Company to repurchase up to $200,000 of its outstanding common shares.

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

        Although we believe that our plans, intentions and expectations as reflected in or suggested by those forward-looking statements are reasonable, we can give no assurance that the plans, intentions or expectations will be achieved. Listed below and discussed elsewhere in our annual report on Form 10-K for the year ended January 3, 2004 are some important risks, uncertainties and contingencies which could cause our actual results, performances or achievements to be materially different from the forward-looking statements made in this Form 10-Q. These risks, uncertainties and contingencies include, but are not limited to, the following:

•	our ability to expand our business;
•	the implementation of our business strategies and goals;
•	integration of our future acquisitions;
•	a decrease in demand for our products;
•	competitive pricing and other competitive pressures;
•	our relationships with our vendors;
•	our involvement as a defendant in litigation or incurrence of judgments, fines or legal costs;
•	deterioration in general economic conditions;
•	our ability to meet debt obligations and adhere to the restrictions and covenants imposed under our credit facility; and
•	our critical accounting policies.

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

Introduction

        During the second quarter, we continued to focus on the execution of our core strategies: raising average sales per store; expanding operating margins; and generating strong cash flow. The following table presents a summary of our operating results and certain key metrics for the twelve and twenty-eight weeks ended July 17, 2004.

	Twelve Weeks Ended		Twenty-Eight Weeks Ended

	July 17, 2004	July 12, 2003	July 17, 2004	July 12, 2003

Comparable store sales growth	5.0%	2.0%	6.1%	1.5%
DIY Comparable stores sales growth	1.8%	1.9%	3.3%	1.2%
DIFM Comparable stores sales growth	22.3%	2.7%	20.6%	3.2%
Average net sales per store (in thousands)	$1,433	$1,359	$1,433	$1,359
Inventory per store (in thousands)	$460,537	$435,086	$460,537	$435,086
Inventory turnover	1.72	1.67	1.72	1.67
Gross margins	46.5%	45.9%	46.4%	46.0%
Operating margins	10.0%	9.4%	8.9%	8.2%

Note:	These metrics should be reviewed along with the Selected Financial Data found in our annual report on Form 10-K for the fiscal year ended January 3, 2004, as filed with the SEC on March 12, 2004, which includes descriptions regarding the calculation of the metrics. Average net sales per store and inventory turnover for the interim periods presented above were calculated using results of operations from the last 13 accounting periods excluding week 53 of fiscal 2003.

         Total sales grew by 9.8% over the same quarter last year, while our operating margins improved to double-digit levels at 10.0% of total sales, a 66 basis point increase over the same quarter last year. Our sales growth reflects both our increase in comparable store sales of 5.0% and contributions from our new stores. Our operating margins benefited from an increase in our gross margin of 62 basis points over the same quarter last year, offset by an increase in selling, general and administrative expenses as a percent of sales.

Operating Overview

        We are the second largest retailer, based on store count, in the United States automotive aftermarket industry, which includes replacement parts (excluding tires), accessories, maintenance items, batteries and automotive chemicals for cars and light trucks (pick-ups, vans, minivans and sport utility vehicles). We serve both do-it-yourself, or DIY, customers and commercial customers, also referred to as do-it-for-me, or DIFM customers, from our 2,583 retail stores at July 17, 2004. We operated 2,548 stores throughout 39 states in the Northeastern, Southeastern and Midwestern regions of the United States. These stores operated primarily under the “Advance Auto Parts” trade name except for the state of Florida, which operated under “Advance Discount Auto Parts,” or “Discount Auto Parts” trade names. In addition, we operated 35 stores under the “Western Auto” trade name, located primarily in Puerto Rico and the Virgin Islands, which offer certain home and garden merchandise in addition to automotive parts, accessories and service. The following table sets forth information about our stores including the number of new, closed and relocated stores during the twelve and twenty-eight weeks ended July 17, 2004:

	Twelve Weeks Ended July 17, 2004	Twenty-Eight Weeks Ended July 17, 2004

Number of stores at beginning of year	2,553	2,539
New stores	31	51
Closed stores	(1)	(7)

Number of stores, end of period	2,583	2,583

Relocated stores	6	11

Stores with commercial programs	1,809	1,809

Critical Accounting Policies

        The preparation of our financial statements includes the application of accounting policies generally accepted in the United States of America. The application of these policies often require estimates and judgements, which we base on currently available information, historical results and other assumptions we believe are reasonable. During the first and second quarters of fiscal 2004, we consistently applied the critical accounting policies discussed in our annual report on Form 10-K for fiscal year 2003. For a complete discussion regarding these critical accounting policies, refer to our annual report on Form 10-K.

Components of Statement of Operations

Net Sales

        Net sales consist primarily of comparable store sales, new store net sales, and finance charges on installment sales. We calculate comparable store sales based on the change in net sales starting once a store has been open for 13 complete accounting periods. We include relocations in comparable store sales from the original date of opening. We exclude net sales from the 35 Western Auto retail stores from our comparable store sales as a result of their unique product offerings, including specialty merchandise.

        Our fiscal year ends on the Saturday closest to December 31 and consists of 52 or 53 weeks. Our 2003 fiscal year began on December 29, 2002 and consisted of 53 weeks, while our 2004 fiscal year began on January 4, 2004 and will consist of 52 weeks. The extra week of operations in fiscal 2003 results in our second quarter of fiscal 2004 consisting of non-comparable calendar weeks to the second quarter of fiscal 2003. To create a meaningful comparable store sales measure, we have compared the calendar weeks of second quarter 2004 to the corresponding calendar weeks of fiscal 2003. Accordingly, our calculation of comparable stores sales for second quarter of fiscal 2004 excludes week one of operations from second quarter of fiscal 2003 and includes the first week of our third quarter of fiscal 2003.

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

Selling, General and Administrative Expenses

        Selling, general and administrative expenses consist of store payroll, store occupancy (including rent), net advertising expenses, other store expenses and general and administrative expenses, including salaries and related benefits of corporate team members, administrative office expenses, data processing, professional expenses and other related expenses including the fiscal 2003 expenses associated with merger and integration. We lease a significant portion of our stores.

Results of Operations

        The following table sets forth certain of our operating data expressed as a percentage of net sales for the periods indicated.

	Twelve Week Periods Ended (unaudited)		Twenty-Eight Week Periods Ended (unaudited)

	July 17, 2004	July 12, 2003	July 17, 2004	July 12, 2003

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	53.5	54.1	53.6	54.0

Gross profit	46.5	45.9	46.4	46.0
Selling, general and administrative expenses	36.5	36.5	37.5	37.8

Operating income	10.0	9.4	8.9	8.2
Interest expense	(0.4)	(0.9)	(0.6)	(1.4)
Loss on extinguishment of debt	(0.0)	(0.0)	(0.0)	(2.6)
Other income, net	0.0	0.0	0.0	0.0
Income tax expense	3.7	3.3	3.2	1.6

Income from continuing operations before discontinued operations	5.9	5.2	5.1	2.6
Discontinued operations:
Income (loss) from operations of discontinued wholesale
distribution network	0.0	0.0	(0.0)	0.0
Provision (benefit) for income taxes	0.0	0.0	(0.0)	0.0

Income (loss) on discontinued operations	0.0	0.0	(0.0)	0.0

Net income	5.9%	5.2%	5.1%	2.6%

Twelve Weeks Ended July 17, 2004 Compared to Twelve Weeks Ended July 12, 2003

        Net sales for the twelve weeks ended July 17, 2004 were $908.4 million, an increase of $81.1 million, or 9.8%, over net sales for the twelve weeks ended July 12, 2003. The net sales increase was due to an increase in the comparable store sales of 5.0% and contributions from new stores opened within the last year. The comparable store sales increase was driven primarily by an increase in average ticket and customer traffic in our DIFM business. Our DIY business positively contributed to the sales growth primarily through an increase in average ticket sales. We believe our 2010 store format, category management and enhanced nationwide advertising program drove our overall sales growth. In addition, we believe our DIFM business benefited from the execution of our commercial strategies including: better inventory available, the development of new programs in our existing markets and our continued focus on a high level of service to our DIFM customers.

        Gross profit for the twelve weeks ended July 17, 2004 was $422.3 million, or 46.5% of net sales, as compared to $379.5 million, or 45.9% of net sales, for the twelve weeks ended July 12, 2003. The increase in gross profit as a percentage of net sales reflects continued benefits realized from our category management initiatives and enhanced efficiencies in our supply chain. As we continue to refine our category management process, we believe we still have significant opportunities to drive gross margin through improving our merchandising initiatives and the leveraging our supply chain expenses.

        Selling, general and administrative expenses increased to $331.1 million, or 36.5% of net sales, for the twelve weeks ended July 17, 2004, from $301.9 million, or 36.5% of net sales, for the twelve weeks ended July 12, 2003. The selling, general and administrative expenses for the twelve weeks ended July 12, 2003 included $2.9 million in merger and integration expenses related to the integration of Discount. These integration expenses were related to, among other things, overlapping administrative functions and store conversion expenses. Excluding the merger and integration expenses from the twelve weeks ended July 12, 2003, selling, general and administrative expenses increased 30 basis points as a percentage of net sales for the twelve weeks ended July 17, 2004. This increase was primarily a result of the continued investment in our national advertising campaign and increased medical costs due to inflation in the health care sector.

        Interest expense for the twelve weeks ended July 17, 2004 was $4.5 million, or 0.4% of net sales, as compared to $7.0 million, or 0.9% of net sales, for the twelve weeks ended July 12, 2003. The decrease in interest expense is a result of lower debt levels as a result of paying down debt under our credit facility.

        Income tax expense for the twelve weeks ended July 17, 2004 was $33.3 million, as compared to $27.1 million for the twelve weeks ended July 12, 2003. The increase in income tax expense primarily reflects our higher earnings. Our effective income tax rate was 38.5% for both the twelve weeks ended July 17, 2004 and July 12, 2003.

        We recorded net income of $53.2 million, or $0.70 per diluted share, for the twelve weeks ended July 17, 2004, as compared to $43.5 million, or $0.58 per diluted share, for the twelve weeks ended July 12, 2003. As a percentage of net sales, net income for the twelve weeks ended July 17, 2004 was 5.9%, as compared to 5.2% for the twelve weeks ended July 12, 2003. Our net income for the twelve weeks ended July 12, 2003 included merger and integration expenses of $1.8 million, or $0.02 per diluted share.

Twenty-Eight Weeks Ended July 17, 2004 Compared to Twenty-Eight Weeks Ended July 12, 2003

        Net sales for the twenty-eight weeks ended July 17, 2004 were $2,031.3 million, an increase of $198.0 million, or 10.8%, over net sales for the twenty-eight weeks ended July 12, 2003. The net sales increase was due to an increase in the comparable store sales of 6.1% and contributions from new stores opened within the last year. The comparable store sales increase resulted from an increase in customer traffic and average ticket in both the DIY and DIFM market segments as we believe our 2010 store format, category management and an enhanced nationwide advertising program have continued to drive our sales growth.

        Gross profit for the twenty-eight weeks ended July 17, 2004 was $943.2 million, or 46.4% of net sales, as compared to $843.5 million, or 46.0% of net sales, for the twenty-eight weeks ended July 12, 2003. The increase in gross profit as a percentage of net sales reflects continued benefits realized from our category management initiatives and enhanced efficiencies in our supply chain. As we continue to refine our category management process, we believe we still have significant opportunities to drive gross margin through improved merchandising initiatives and the leveraging of our supply chain expenses.

        Selling, general and administrative expenses increased to $761.9 million, or 37.5% of net sales, for the twenty-eight weeks ended July 17, 2004, from $693.3 million, or 37.8% of net sales, for the twenty-eight weeks ended July 12, 2003. The selling, general and administrative expenses for the twenty-eight weeks ended July 12, 2003 included $6.3 million in merger and integration expenses related to the integration of Discount. These integration expenses were related to, among other things, overlapping administrative functions and store conversion expenses. Excluding the merger and integration expenses from the twenty-eight weeks ended July 12, 2003, selling, general and administrative expenses as a percentage of net sales were the same during the twenty-eight weeks ended July 17, 2004 and the twenty-eight weeks ended July 12, 2003.

        Interest expense for the twenty-eight weeks ended July 17, 2004 was $10.8 million, or 0.6% of net sales, as compared to $26.4 million, or 1.4% of net sales, for the twenty-eight weeks ended July 12, 2003. The decrease in interest expense is a result of both lower overall interest rates resulting primarily from our redemption of our outstanding senior subordinated notes and senior discount debentures in the first quarter 2003 and lower debt levels as a result of paying down debt under our credit facility.

        Income tax expense for the twenty-eight weeks ended July 17, 2004 was $65.5 million, as compared to $29.6 million for the twenty-eight weeks ended July 12, 2003. This increase in income tax expense was primarily reflective of our higher earnings. Our effective income tax rate was 38.5% for both the twenty-eight weeks ended July 17, 2004 and July 12, 2003.

        We recorded net income of $104.5 million, or $1.37 per diluted share, for the twenty-eight weeks ended July 17, 2004, as compared to $48.5 million, or $0.66 per diluted share, for the twenty-eight weeks ended July 12, 2003. As a percentage of net sales, net income for the twenty-eight weeks ended July 17, 2004 was 5.1%, as compared to 2.6% for the twenty-eight weeks ended July 12, 2003. Our net income for the twenty-eight weeks ended July 12, 2003 included expenses associated with merger and integration and loss on extinguishment of debt of $32.7 million, or $0.44 per diluted share.

Liquidity and Capital Resources

        At July 17, 2004, we had outstanding indebtedness consisting of borrowings of $335.0 million under our credit facility. Additionally, we had $37.6 million in standby letters of credit, which reduced our availability under the revolving credit facility to $122.4 million.

        Our primary capital requirements have been the funding of our continued store expansion program, including new store openings and store acquisitions, store relocations and remodels, inventory requirements, the construction and upgrading of distribution centers, the development and implementation of proprietary information systems and our strategic acquisitions. We have financed these capital requirements through a combination of cash generated from operations, borrowings under the credit facility and issuances of equity.

        Our future capital requirements will depend on the number of new stores we open or acquire and the timing of those openings or acquisitions within a given year. We anticipate adding approximately 125 to 135 new stores during 2004 primarily through new store openings, of which 51 had been added as of July 17, 2004. Additionally, our capital requirements for 2004 through first quarter of 2005 will include approximately $50.0 million in additional capital expenditures to ready our Northeastern distribution center for opening in the spring of 2005, of which $28.6 million has been spent as of July 17, 2004.

        Our capital expenditures were $87.1 million for the twenty-eight weeks ended July 17, 2004. These amounts related to the $28.6 million incurred to date for the Northeastern distribution center, new store openings, the upgrade of our information systems, remodels and relocations of existing stores, including our physical conversion of Discount stores, and capitalizable store improvements. In 2004, we anticipate that our capital expenditures will be approximately $180.0 million, up from 2003, reflecting the new Northeast distribution center and our intent to own rather than lease a portion of our new stores opened.

        Historically, we have negotiated extended payment terms from suppliers that help finance inventory growth, and we believe that we will be able to continue financing much of our inventory growth through such extended payment terms. During the first quarter of fiscal 2004, we entered a short-term financing program with a bank, allowing us to extend our payment terms on certain merchandise purchases. Under this program, we issue negotiable instruments to our vendors in lieu of a cash payment. Each vendor is able to present the instrument to the bank for payment at an agreed upon discount rate. At July 17, 2004, $40.2 million was payable to the bank by us under this program. This program will allow us to further reduce the working capital invested in current inventory levels and future inventory growth.

        In addition to the reserves established for the closure of under performing locations, the Western merger and Discount acquisition resulted in restructuring liabilities recorded in purchase accounting for the closure of certain stores, severance and relocation costs and other facility exit costs. Through these acquisitions, we also assumed certain closed store liabilities previously recorded by these companies. At July 17, 2004, the closed store and restructuring reserves collectively had a remaining balance of $5.8 million, of which $2.2 million is recorded as a current liability. These reserves are utilized through the settlement of the corresponding liabilities with cash provided by operations and therefore do not affect our condensed consolidated statement of operations.

        We maintain two deferred compensation plans. Our ongoing plan was established in 2003 as an unqualified deferred compensation plan established for certain of our key team members. This plan provides for a mimimum and maximum deferral percentage of the team member base salary and bonus, as determined by the Retirement Plan Committee. We fund the plan liability by remitting the team members’ deferral to a Rabbi Trust. All gains and losses are held in the Rabbi Trust to fund the deferred compensation liability. At July 17, 2004, the liability related to this plan was $1.4 million, all of which is current. We also maintain an unfunded deferred compensation plan established for certain key team members of Western prior to the 1998 Western merger. The plan was frozen at the date of the Western merger. At July 17, 2004, the total liability for the Western plan was $1.8 million, of which $0.4 million is recorded as a current liability. The classification for the Western deferred compensation plan is determined by payment terms elected by plan participants, which can be changed upon 12 months’ notice.

        We provide certain health care and life insurance benefits for eligible retired team members through our postretirement plan. The plan has no assets and is funded on a cash basis as benefits are paid. Effective for the second quarter, we amended our plan to exclude outpatient prescription drug benefits to Medicare eligible retirees effective January 1, 2006. As a result of this negative plan amendment, our accumulated postretirement benefit obligation was reduced by $7.6 million, resulting in an unrecognized negative prior service cost in the same amount. The unrecognized negative prior service cost will be amortized over the estimated remaining life expectancy of the plan participants of 13 years. The discount rate that we utilize for determining our postretirement benefit obligation is actuarially determined. The discount rate utilized at January 3, 2004 was 6.25%, and remained unchanged through the twenty-eight weeks ended July 17, 2004. Our accrued benefit cost related to this plan was $17.2 million and $17.4 million at July 17, 2004 and January 3, 2004, respectively. We reserve the right to change or terminate the benefits or contributions at any time; however, we expect fiscal 2004 contributions to our plan to remain consistent with fiscal 2003. We also continue to evaluate ways in which we can better manage these benefits and control costs. Any changes in the plan or revisions to assumptions that affect the amount of expected future benefits may have a significant impact on the amount of the reported obligation and annual expense.

        We expect that funds provided from operations and available borrowings under our revolving credit facility at July 17, 2004, will provide sufficient funds to operate our business, make expected capital expenditures, including the new distribution center, finance our closed store and restructuring activities, complete the physical conversion of the remaining Discount store locations and fund future debt service on our credit facility over the next three years.

        For the twenty-eight weeks ended July 17, 2004, net cash provided by operating activities was $163.8 million. Of this amount, $104.5 million was provided by net income and $16.3 million was used as a result of a net decrease in working capital and other long-term assets and liabilities. Significant items added back for operating cash flow purposes include depreciation and amortization of $55.4 million, provision for deferred income taxes of $9.2 million and tax benefit related to exercise of stock options of $11.0 million. Net cash used for investing activities was $81.6 million and was comprised primarily of capital expenditures, including $28.6 million incurred during the second quarter for our Northeast distribution center. Net cash used in financing activities was $73.8 million and was comprised primarily of a $110.0 million decrease in our net borrowings, offset by an increase in financed vendor accounts payable of $40.2 million.

        Our future contractual obligations at July 17, 2004 were as follows:

Contractual Obligations at July 17, 2004(1)	Total	Fiscal 2004	Fiscal 2005	Fiscal 2006	Fiscal 2007	Fiscal 2008	Thereafter

(in thousands)
Long-term debt	$335,000	$-	$40,961	$42,076	$251,963	-	-
Operating leases	$1,128,173	$73,370	$164,135	$141,388	$124,694	$106,367	$518,219
Other long-term liabilities(2)	$75,837	-	-	-	-	-	-

(1)	We currently do not have minimum purchase commitments under our vendor supply agreements.
(2)	Primarily includes employee benefits accruals, restructuring and closed store liabilities and deferred income taxes for which no contractual payment schedule exists.

Long Term Debt

         Credit Facility. During the twelve and twenty-eight weeks ended July 17, 2004, we repaid $45 million and $110 million, respectively, of debt under our credit facility. In conjunction with these repayments, we wrote-off deferred financing costs in the amounts of $0.2 million and $0.4 million, which are classified as losses on extinguishment of debt in the accompanying condensed consolidated statements of operations for the twelve and twenty-eight weeks ended July 17, 2004, respectively.

        At July 17, 2004, our credit facility consisted of (1) a tranche D term loan facility with a balance of $76.1 million and a tranche E term loan facility with a balance of $258.9 million, and (2) a $160 million revolving credit facility (including a letter of credit sub facility), of which $122.4 million was available. The credit facility is jointly and severally guaranteed by all of our domestic subsidiaries (including Discount and its subsidiaries) and is secured by all of our assets and the assets of our existing and future domestic subsidiaries (including Discount and its subsidiaries).

        The tranche D term loan facility currently provides for amortization of $17.0 million on May 31, 2005, $21.6 million in November 2005 and in May 2006 and $15.8 million at maturity on November 30, 2006. The tranche E term loan facility currently provides for amortization of $2.3 million in November 2005 and semi-annually thereafter, with a final payment of $249.7 million due at maturity on November 30, 2007.

        We are required to comply with financial covenants in the credit facility with respect to (a) limits on annual aggregate capital expenditures, (b) a maximum leverage ratio, (c) a minimum interest coverage ratio, (d) a ratio of current assets to funded senior debt and (e) a maximum senior leverage ratio. We were in compliance with the above covenants under the credit facility at July 17, 2004. For additional information regarding our credit facility, refer to our annual report on Form 10-K for the fiscal year ended January 3, 2004.

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

        In May 2004, the FASB issued FASB Staff Position, or FSP, 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” FSP 106-2 addresses the appropriate accounting and disclosure requirements for companies that sponsor a postretirement health care plan that provides prescription drug benefits. The new guidance was deemed necessary as a result of the 2003 Medicare prescription law which includes a federal subsidy for qualifying companies. The effective date of FSP 106-2 is the first interim or annual period beginning after June 15, 2004. We recently completed a negative plan amendment to eliminate outpatient prescription drug benefits from our postretirement plan; therefore, the adoption of FSP 106-2 will have no impact on our financial position, results of operations or related footnote disclosure.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

        We are exposed to cash flow risk due to changes in interest rates with respect to our long-term debt. While we cannot predict the impact interest rate movements will have on our debt, exposure to rate changes is managed through the use of fixed and variable rate debt and hedging activities. Our variable rate debt is primarily vulnerable to movements in the LIBOR rate. Our future exposure to interest rate risk decreased during the twenty-eight weeks ended July 17, 2004 primarily due to a reduction in our variable rate debt.

        In March 2003 we entered into two interest rate swap agreements on an aggregate of $125 million of our variable rate debt under our credit facility. The first swap allows us to fix our LIBOR rate at 2.269% on $75 million of variable rate debt for a term of 36 months, expiring first quarter fiscal 2006. The second swap allows us to fix our LIBOR rate at 1.79% on $50 million of variable rate debt for a term of 24 months, expiring first quarter fiscal 2005.

        In September 2002 we entered into a hedge agreement in the form of a zero-cost collar, which protects us against interest rate fluctuations in the LIBOR rate on $150 million of our variable rate debt under our credit facility. The collar consists of an interest rate ceiling of 4.5% and an interest floor of 1.56% for a term of 24 months, expiring third quarter fiscal 2004. Under this hedge, we will continue to pay interest at prevailing rates plus any spread, as defined by our credit facility, but will be reimbursed for any amounts paid on the LIBOR rate in excess of the ceiling. Conversely, we will be required to pay the financial institution that originated the collar if the LIBOR rate is less than the 1.56% floor.

        The table below presents principle cash flows and related weighted average interest rates on our long-term debt outstanding at July 17, 2004, by expected maturity dates. Additionally, the table includes the notional amounts of our debt hedged and the impact of the anticipated average pay and receive rates of our hedges through their maturity dates. Expected maturity dates approximate contract terms. Weighted average variable rates are based on implied forward rates in the yield curve at July 17, 2004. Implied forward rates should not be considered a predictor of actual future interest rates.

	Fiscal 2004	Fiscal 2005	Fiscal 2006	Fiscal 2007	Fiscal 2008	Total	Fair Market Value

Long-term debt:	(dollars in thousands)

Variable rate	$-	$40,961	$42,076	$251,963	$-	$335,000	$-
Weighted average
interest rate	3.8%	4.9%	6.1%	6.7%	-	5.0%	-

Interest rate swap:

Variable to fixed	$125,000	$125,000	$75,000	$-	$-	$125,000	$403
Average pay rate	0.3%	-	-	-	-	0.3%	-
Average receive rate	-	0.6%	1.5%	-	-	0.8%	-

Interest rate collar:

Variable to fixed	$150,000	$-	$-	$-	$-	$150,000	$(148)
Average pay rate	-	-	-	-	-	-	-
Average receive rate	-	-	-	-	-	-	-

ITEM 4.	CONTROLS AND PROCEDURES

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

PART II.   OTHER INFORMATION

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	We held our annual meeting of stockholders on May 19, 2004.

(b)	Not applicable.

(c)	The following matters were submitted to the vote of security holders at the annual meeting:

1.	Election of nominees to our board of directors. All nominees were elected as indicated by the following vote counts:

Nominee	Votes For	Votes Withheld
Lawrence P. Castellani	66,392,707	2,336,235
John C. Brouillard	67,751,509	977,433
Gilbert T. Ray	65,628,114	3,100,828
John M. Roth	65,379,373	3,349,569
Carlos A. Saladrigas	65,440,995	3,287,947
William J. Salter	67,752,447	976,495
Francesca Spinelli, Ph.D.	67,751,829	977,113
Nicholas F. Taubman	65,563,027	3,165,915

2.	The stockholders voted upon and approved an amendment to our certificate of incorporation to increase the number of authorized shares of our common stock to 200 million shares. The vote on the proposal was as follows:

For	Against	Abstentions	Broker Non-Votes
56,374,890	12,295,488	58,564	5,287,596

3.	The stockholders voted upon and approved the Advance Auto Parts, Inc. 2004 Long-Term Incentive Plan. The vote on the proposal was as follows:

For	Against	Abstentions	Broker Non-Votes
47,470,879	16,085,527	103,634	10,356,498

4.	The stockholders voted upon and approved the ratification of Deloitte & Touche LLP as our independent accountants. The vote on the proposal was as follows:

For	Against	Abstentions	Broker Non-Votes
66,386,480	2,294,663	47,799	5,287,596

(d)	Not applicable.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

	3.1	Restated Certificate of Incorporation of Advance Auto Parts, Inc. (as amended on May 19, 2004).

	10.37	Advance Auto Parts, Inc. 2004 Long-Term Incentive Plan.

	10.38	Form of Advance Auto Parts, Inc. 2004 Long-Term Incentive Plan Stock Option Agreement.

	10.39	Form of Advance Auto Parts, Inc. 2004 Long-Term Incentive Plan Award Notice.

	10.40	Advance Auto Parts, Inc. Deferred Stock Unit Plan for Non-Emplyee Directors and Selected Executives.

	31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                (b)        Reports on Form 8-K.

(i)	On May 19, 2004, we furnished a current report on Form 8-K under Item 12 thereof relating to the issuance of a press release announcing our operating results for the first quarter ended April 24, 2004.

(ii)	On May 20, 2004, we filed a current report on Form 8-K under Item 5 thereof relating to the issuance of a press release announcing an amendment to our Restated Certificate of Incorporation to increase the number of shares of common stock authorized from 100,000,000 to 200,000,000 shares and announcing the approval of a form of indemnification agreement to be entered into, from time to time, with our directors.

(iii)	On May 27, 2004, we furnished a current report on Form 8-K under Item 9 thereof relating to the issuance of a press release announcing that our Chairman and Chief Executive Officer had adopted a prearranged, systematic trading plan to sell shares of Advance Auto Parts’ common stock in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934.

(iv)	On July 15, 2004, we furnished a current report on Form 8-K under Item 9 thereof relating to the issuance of a press release announcing certain preliminary results for the second quarter ended July 17, 2004.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCE AUTO PARTS, INC.

August 16, 2004	By:	/s/ Jeffrey T. Gray

Jeffrey T. Gray Senior Vice President and Chief Financial Officer

S-1