Form 10-Q
period 2004-10-09
ADVANCE AUTO PARTS INC
filed 2004-11-12
CIK 1158449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 9, 2004
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

        As of November 5, 2004, the registrant had outstanding 73,529,857 shares of Common Stock, par value $0.0001 per share (the only class of common equity of the registrant outstanding).

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES

Twelve and Forty Week Periods Ended October 9, 2004

TABLE OF CONTENTS

Page
PART I.	FINANCIAL INFORMATION

PART II.	OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 6.	Exhibits	25

SIGNATURE	S-1

i

PART I.   FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
October 9, 2004 and January 3, 2004
(in thousands, except per share data)
(unaudited)

Assets	October 9, 2004	January 3, 2004

Current Assets:
Cash and cash equivalents	$27,479	$11,487
Receivables, net	100,109	84,799
Inventories, net	1,194,943	1,113,781
Other current assets	27,152	16,387

Total current assets	1,349,683	1,226,454
Property and equipment, net of accumulated depreciation of
$454,620 and $395,027	754,374	712,702
Assets held for sale	20,984	20,191
Other assets, net	20,981	23,724

	$2,146,022	$1,983,071

Liabilities and Stockholders’ Equity
Current liabilities:
Bank overdrafts	$18,846	$31,085
Current portion of long-term debt	17,024	22,220
Financed vendor accounts payable	38,076	-
Accounts payable	598,878	568,275
Accrued expenses	210,312	173,818
Other current liabilities	76,012	58,547

Total current liabilities	959,148	853,945

Long-term debt	350,976	422,780

Other long-term liabilities	73,325	75,102

Commitments and contingencies
Stockholders’ equity:
Preferred stock, nonvoting, $0.0001 par value,
10,000 shares authorized; no shares issued or outstanding	-	-
Common stock, voting, $0.0001 par value, 200,000
shares authorized; 74,913 shares issued and 73,520 outstanding
in 2004 and 73,884 issued and outstanding in 2003	7	7
Additional paid-in capital	671,618	647,106
Treasury stock, at cost, 1,393 shares	(49,997)	-
Accumulated other comprehensive gain (loss)	366	(529)
Retained earnings (accumulated deficit)	140,579	(15,340)

Total stockholders’ equity	762,573	631,244

	$2,146,022	$1,983,071

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
For the Twelve and Forty Week Periods Ended
October 9, 2004 and October 4, 2003
(in thousands, except per share data)
(unaudited)

	Twelve Week Periods Ended		Forty Week Periods Ended

	October 9, 2004	October 4, 2003	October 9, 2004	October 4, 2003

Net sales	$890,161	$839,101	$2,921,491	$2,672,417
Cost of sales, including purchasing and warehousing costs	473,646	452,173	1,561,776	1,442,026

Gross profit	416,515	386,928	1,359,715	1,230,391
Selling, general and administrative expenses	328,673	308,298	1,090,604	1,001,564

Operating income	87,842	78,630	269,111	228,827
Other, net:
Interest expense	(4,330)	(5,860)	(15,178)	(32,225)
Loss on extinguishment of debt	-	(125)	(412)	(47,266)
Other income, net	67	106	102	259

Total other, net	(4,263)	(5,879)	(15,488)	(79,232)

Income from continuing operations before provision for
income taxes and (loss) income on discontinued operations	83,579	72,751	253,623	149,595
Provision for income taxes	32,180	28,006	97,652	57,591

Income from continuing operations before (loss) income on
discontinued operations	51,399	44,745	155,971	92,004
Discontinued operations:
(Loss) income from operations of discontinued Wholesale Dealer Network	(10)	681	(85)	2,696
(Benefit) provision for income taxes	(4)	262	(33)	1,037

(Loss) income on discontinued operations	(6)	419	(52)	1,659

Net income	$51,393	$45,164	$155,919	$93,663

Net income per basic share from:
Income from continuing operations before (loss) income on
discontinued operations	$0.69	$0.60	$2.10	$1.27
(Loss) income on discontinued operations	-	0.01	-	0.02

	$0.69	$0.61	$2.10	$1.29

Net income per diluted share from:
Income from continuing operations before (loss) income on
discontinued operations	$0.68	$0.59	$2.05	$1.24
(Loss) income on discontinued operations	-	0.01	-	0.02

	$0.68	$0.60	$2.05	$1.26

Average common shares outstanding	73,968	73,650	74,165	72,744
Dilutive effect of stock options	1,458	1,898	1,715	1,664

Average common shares outstanding - assuming dilution	75,426	75,548	75,880	74,408

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the Forty Week Periods Ended
October 9, 2004 and October 4, 2003
(in thousands)
(unaudited)

	Forty Week Periods Ended

	October 9, 2004	October 4, 2003

Cash flows from operating activities:
Net income	$155,919	$93,663
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	80,145	77,483
Amortization of deferred debt issuance costs	937	1,248
Amortization of bond discount	-	3,640
Non-cash equity compensation	2,972	2,869
Loss (gain) on disposal of property and equipment, net	104	(339)
Provision for deferred income taxes	9,218	36,945
Tax benefit related to exercise of stock options	11,069	7,397
Loss on extinguishment of debt	412	47,266
Net (increase) decrease in:
Receivables, net	(14,453)	9,746
Inventories, net	(81,162)	(53,677)
Other assets	(8,699)	(11,120)
Net increase (decrease) in:
Accounts payable	30,603	135,603
Accrued expenses	30,705	12,750
Other liabilities	79	(3,257)

Net cash provided by operating activities	217,849	360,217

Cash flows from investing activities:
Purchases of property and equipment	(125,294)	(70,331)
Proceeds from sales of property and equipment	6,809	12,165

Net cash used in investing activities	(118,485)	(58,166)

Cash flows from financing activities:
(Decrease) increase in bank overdrafts	(12,239)	23,364
Increase in financed vendor accounts payable	38,076	-
Early extinguishment of debt	(105,000)	(631,374)
Borrowings under credit facilities	154,500	433,600
Payments on credit facilities	(126,500)	(85,300)
Payment of debt related costs	-	(36,895)
Repayment of management loans	-	959
Proceeds from exercise of stock options	10,471	24,435
Repurchase of common stock	(49,997)	-
Increase in borrowings secured by trade receivables	7,317	5,133

Net cash used in financing activities	(83,372)	(266,078)

Net increase in cash and cash equivalents	15,992	35,973
Cash and cash equivalents, beginning of period	11,487	13,885

Cash and cash equivalents, end of period	$27,479	$49,858

Supplemental cash flow information:
Interest paid	$11,166	$28,914
Income tax payments, net	56,888	225
Non-cash transactions:
Accrued purchases of property and equipment	15,175	9,358
Unrealized gain (loss) on hedge arrangements	895	(392)

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 9, 2004 and October 4, 2003
(in thousands, except per share data)
(unaudited)

1.     Basis of Presentation:

        The accompanying condensed consolidated financial statements include the accounts of Advance Auto Parts, Inc. and its wholly owned subsidiaries, or the Company. All significant intercompany balances and transactions have been eliminated in consolidation.

        The condensed consolidated balance sheet as of October 9, 2004, the condensed consolidated statements of operations for the twelve and forty week periods ended October 9, 2004, and October 4, 2003, and the condensed consolidated statements of cash flows for the forty week periods ended October 9, 2004, and October 4, 2003, have been prepared by the Company and have not been audited. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial position of the Company, the results of its operations and cash flows have been made.

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

        Earnings Per Share of Common Stock

        Basic earnings per share of common stock has been computed based on the weighted-average number of common shares outstanding, less stock held in treasury, during the period. Diluted earnings per share of common stock reflects the increase in the weighted-average number of common shares outstanding from the assumed exercise of outstanding stock options, calculated using the treasury stock method, and all currently outstanding deferred stock units.

        Hedge Activities

        In March 2003 the Company entered into two interest rate swap agreements to limit its cash flow risk on an aggregate of $125,000 of its variable rate debt. The first swap allows the Company to fix its LIBOR rate at 2.269% on $75,000 of debt for a term of 36 months, expiring in the first quarter of fiscal year 2006. The second swap allows the Company to fix its LIBOR rate at 1.79% on an additional $50,000 of debt for a term of 24 months, expiring in the first quarter of fiscal year 2005.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 9, 2004 and October 4, 2003
(in thousands, except per share data)
(unaudited)

        In September 2002 the Company entered into a hedge agreement in the form of a zero-cost collar, which protects the Company from interest rate fluctuations in the LIBOR rate on $150,000 of its variable rate debt under its credit facility. The collar consisted of an interest rate ceiling at 4.5% and an interest rate floor of 1.56% for a term of 24 months. Under this hedge, the Company will continue to pay interest at prevailing rates plus any spread, as defined by the Company’s credit facility, but will be reimbursed for any amounts paid on the LIBOR rate in excess of the ceiling. Conversely, the Company will be required to pay the financial institution that originated the collar if the LIBOR rate is less than the floor. The collar expired during November 2004.

        In accordance with Statement of Financial Accounting Standard, or SFAS, No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the fair value of these hedge arrangements is recorded as an asset or liability in the accompanying condensed consolidated balance sheet at October 9, 2004. The Company has adopted the “matched terms” accounting method as provided by DIG Issue No. 9, “Assuming No Ineffectiveness When Critical Terms of the Hedging Instrument and the Hedge Transaction Match in a Cash Flow Hedge” for the interest rate swaps. Accordingly, the Company has matched the critical terms of each hedge instrument to the hedged debt and used the anticipated terminal value of zero to assume the hedges have no ineffectiveness. In addition, the Company will record all adjustments to the fair value of the hedge instruments in accumulated other comprehensive income (loss) through the maturity date of the applicable hedge arrangement. The fair value at October 9, 2004, was an unrecognized gain of $366 on the swaps. Any amounts received or paid under these hedges will be recorded in the statement of operations as earned or incurred. Comprehensive income for the twelve and forty weeks ended October 9, 2004, and October 4, 2003 is as follows:

	Twelve Weeks Ended		Forty Weeks Ended

	October 9, 2004	October 4, 2003	October 9, 2004	October 4, 2003

Net income	$51,393	$45,164	$155,919	$93,663
Unrealized gain (loss) on hedge
arrangements	111	1,295	895	(392)

Comprehensive income	$51,504	$46,459	$156,814	$93,271

        Based on the estimated current and future fair values of the hedge arrangements at October 9, 2004, the Company estimates amounts currently included in accumulated other comprehensive income (loss) that will be reclassified to earnings in the next 12 months will consist of a gain of $87 associated with the interest rate swaps.

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

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 9, 2004 and October 4, 2003
(in thousands, except per share data)
(unaudited)

        Warranty Costs

        The Company’s vendors are primarily responsible for warranty claims. Warranty costs relating to merchandise and services sold under warranty, which are not covered by vendors’ warranties, are estimated based on the Company’s historical experience and are recorded in the period the product is sold.

	October 9, 2004	January 3, 2004

	(40 Weeks Ended)	(53 Weeks Ended)
Defective and warranty reserve, beginning
of period	$15,578	$15,620
Reserves established (1)	9,957	13,755
Reserves utilized (1)	(13,585)	(13,797)

Defective and warranty reserve, end of
period	$11,950	$15,578

(1)	Reserves at January 3, 2004, include $1,656 of reserves established for the transition of the discontinued operations of the wholesale dealer network, of which $1,310 was utilized during the forty weeks ended October 9, 2004.

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

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 9, 2004 and October 4, 2003
(in thousands, except per share data)
(unaudited)

	Twelve Weeks Ended		Forty Weeks Ended

	October 9, 2004	October 4, 2003	October 9, 2004	October 4, 2003

Net income, as reported	$51,393	$45,164	$155,919	$93,663
Deduct: Total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects	(1,602)	(775)	(4,719)	(2,304)

Pro forma net income	$49,791	$44,389	$151,200	$91,359

Net income per share:

Basic, as reported	$0.69	$0.61	$2.10	$1.29
Basic, pro forma	0.67	0.60	2.04	1.26
Diluted, as reported	0.68	0.60	2.05	1.26
Diluted, pro forma	0.66	0.59	1.99	1.23

        Financed Vendor Accounts Payable

        During the first quarter of fiscal 2004, the Company entered a short-term financing program with a bank allowing it to extend its payment terms on certain merchandise purchases. Under this program, the Company issues negotiable instruments to vendors in lieu of a cash payment. The vendor presents the instrument to the bank for payment at an agreed upon discount rate. The Company records this discount given by the vendor to the value of its inventory upon the Company’s issuance of the negotiable instrument and accretes this discount to the resulting short-term payable to the bank through interest expense over the extended term. At October 9, 2004, $38,076 was payable to the bank by the Company under this program and is included in the accompanying condensed consolidated balance sheets as Financed Vendor Accounts Payable.

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

        In May 2004, the FASB issued FASB Staff Position, or FSP, 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” FSP 106-2 addresses the appropriate accounting and disclosure requirements for companies that sponsor a postretirement health care plan that provides prescription drug benefits. The new guidance was deemed necessary as a result of the 2003

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 9, 2004 and October 4, 2003
(in thousands, except per share data)
(unaudited)

Medicare prescription law which includes a federal subsidy for qualifying companies. The effective date of FSP 106-2 is the first interim or annual period beginning after June 15, 2004. During the second quarter of fiscal 2004, the Company completed a negative plan amendment to eliminate outpatient prescription drug benefits from its postretirement plan; therefore, the adoption of FSP 106-2 had no impact on its financial position, results of operations or related footnote disclosure.

        Reclassifications

        Certain 2003 amounts have been reclassified to conform with their 2004 presentation.

2.     Inventories, net:

        Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out (“LIFO”) method. An actual valuation of inventory under the LIFO method can be made only at the end of each fiscal year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must be based on management’s estimates of expected fiscal year-end inventory levels and costs. The Company capitalizes certain purchasing and warehousing costs into inventory. Purchasing and warehousing costs included in inventory at October 9, 2004, and January 3, 2004, were $81,978 and $75,349, respectively.

        The following table sets forth inventories at October 9, 2004, and January 3, 2004:

	October 9, 2004	January 3, 2004

Inventories at FIFO	$1,125,642	$1,051,678
Adjustments to state inventories at LIFO	69,301	62,103

Inventories at LIFO	$1,194,943	$1,113,781

        Replacement cost approximated FIFO cost at October 9, 2004, and January 3, 2004.

        Inventory quantities are tracked through a perpetual inventory system. The Company uses a cycle counting program in all distribution centers; Parts Delivered Quickly warehouses, or PDQs; Local Area Warehouses, or LAWs, and retail stores to ensure the accuracy of both merchandise and core inventory. The Company establishes reserves for estimated shrink based on historical accuracy and effectiveness of the cycle counting program. The Company also establishes reserves for potentially excess and obsolete inventories based on current inventory levels of discontinued product and the historical analysis of the liquidation of discontinued inventory below cost. The nature of the Company’s inventory is such that the risk of obsolescence is minimal and excess inventory has historically been returned to the Company’s vendors for credit. The Company provides reserves when less than full credit is expected from a vendor or when liquidating product will result in retail prices below recorded costs. The Company’s reserves against inventory for these matters were $18,236 and $16,011 at October 9, 2004, and January 3, 2004, respectively.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 9, 2004 and October 4, 2003
(in thousands, except per share data)
(unaudited)

3.     Receivables, net:

        Receivables consist of the following:

	October 9, 2004	January 3, 2004

Trade:
Wholesale	$-	$435
Retail	35,562	24,594
Vendor	57,274	56,727
Installment	7,931	10,418
Other	8,869	1,755

Total receivables	109,636	93,929
Less - Allowance for doubtful accounts	(9,527)	(9,130)

Receivables, net	$100,109	$84,799

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

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 9, 2004 and October 4, 2003
(in thousands, except per share data)
(unaudited)

	Severance	Other Exit Costs	Total

Closed Store Liabilities, January 3, 2004	-	$6,407	$6,407
New provision	-	714	714
Change in estimate	-	418	418
Reserves utilized	-	(3,013)	(3,013)

Closed Store Liabilities, October 9, 2004	-	4,526	4,526

Restructuring Liabilities, January 3, 2004	54	996	1,050
Change in estimate	-	(79)	(79)
Reserves utilized	(54)	(304)	(358)

Restructuring Liabilities, October 9, 2004	-	613	613

Total Closed Store and Restructuring Liabilities
at October 9, 2004	-	$5,139	$5,139

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

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 9, 2004 and October 4, 2003
(in thousands, except per share data)
(unaudited)

5.     Long-term Debt:

        Long-term debt consists of the following:

	October 9, 2004	January 3, 2004

Senior Debt:
Tranche D, Senior Secured Term Loan at variable interest
rates (3.74% and 3.13% at October 9, 2004 and January 3, 2004),
due November 2006	$76,136	$100,000
Tranche E, Senior Secured Term Loan at variable interest
rates (3.71% and 3.18% at October 9, 2004 and January 3, 2004,
respectively), due November 2007	258,864	340,000
Revolving facility at variable interest rates
(4.10% and 3.38% at October 9, 2004 and January 3, 2004, respectively) due November 2006	33,000	5,000

	368,000	445,000
Less: Current portion of long-term debt	(17,024)	(22,220)

Long-term debt, excluding current portion	$350,976	$422,780

        During the twelve and forty weeks ended October 9, 2004, the Company made net borrowings of $33,000 and $28,000, respectively, under its revolving credit facility. Additionally, during the forty weeks ended October 9, 2004, the Company repaid $105,000 of term loans under its credit facility prior to their scheduled maturity, all of which was paid during the first twenty-eight weeks of fiscal 2004. In conjunction with these repayments, the Company wrote-off deferred financing costs in the amounts of $412, which are classified as losses on extinguishment of debt in the accompanying condensed consolidated statements of operations for the forty weeks ended October 9, 2004.

        At October 9, 2004, the credit facility provided for (1) $335,000 in term loans (as detailed above) and (2) $160,000 under a revolving credit facility (which provides for the issuance of letters of credit with a sub limit of $70,000). As of October 9, 2004, the Company had borrowed $33,000 under the revolver and had $37,643 in standby letters of credit, which reduced availability under the revolver to $89,357.

        Under the credit facility, the Company is required to comply with financial covenants with respect to limits on annual capital expenditures, a maximum leverage ratio, a minimum interest coverage ratio, a minimum current assets to funded senior debt ratio and a maximum senior leverage ratio. The Company was in compliance with the above covenants under the credit facility at October 9, 2004.

        On November 3, 2004, the Company entered into a new amended and restated $670,000 senior credit facility. This new facility will provide for a $200,000 tranche A term loan and a $170,000 tranche B term loan, proceeds from which will be used to refinance the Company’s current tranche D and E term loans and revolver under its existing credit facility. Additionally, the new facility will provide for a $100,000 delayed draw term loan, which is available exclusively for stock buybacks under the Company’s stock repurchase program, and a $200,000 revolving facility, or the revolver.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 9, 2004 and October 4, 2003
(in thousands, except per share data)
(unaudited)

        The interest rates on the tranche A and B term loans, the delayed draw term loan and the revolver will be based, at the Company’s option, on an adjusted LIBOR rate, plus a margin, or an alternate base rate, plus a margin. The initial margin for the tranche A term loan and revolver is 1.50% and 0.50% per annum for the adjusted LIBOR and alternate base rate borrowing, respectively. The initial margin for the tranche B term loan and the delayed draw term loan is 1.75% and 0.75% per annum for the adjusted LIBOR and alternate base rate borrowing, respectively. Additionally, a commitment fee of 0.375% per annum will be charged on the unused portion of the tranche A term loan and revolver, payable in arrears. A commitment fee of 1.75% per annum will be charged on the unused portion of the delayed draw term loan, payable in arrears. The amended credit facility contains certain restrictive and financial covenants similar to the existing credit facility as discussed in the Company’s annual report on Form 10-K for fiscal year 2003 and Form 8-K filed November 9, 2004.

        The tranche A term loan requires repayments of $7,500 on March 31, 2005 and quarterly thereafter through December 31, 2006, $10,000 on March 31, 2007 and quarterly thereafter through December 31, 2007, $12,500 on March 31, 2008 and quarterly thereafter through June 30, 2009 and $25,000 due at maturity on September 30, 2009. The tranche B term loan requires repayments of $425 on March 31, 2005 and quarterly thereafter, with a final payment of $160,650 due at maturity on September 30, 2010. The delayed draw term loan requires repayments of 0.25% of the aggregate principal amount outstanding on March 31, 2006 and quarterly thereafter, with a final payment due at maturity on September 30, 2010, and the revolver expires on September 30, 2009.

6.     Postretirement Plan:

        The Company provides certain health and life insurance benefits for eligible retired team members through a postretirement plan, or the Plan. The Plan has no assets and is funded on a cash basis as benefits are paid. The Company expects fiscal 2004 plan contributions to completely offset benefits paid, consistent with fiscal 2003. Effective for the second quarter, the Company amended the Plan to exclude outpatient prescription drug benefits to Medicare eligible retirees effective January 1, 2006. Due to this negative plan amendment, the Company’s accumulated postretirement benefit obligation was reduced by $7,557, resulting in an unrecognized negative prior service cost in the same amount. The unrecognized negative prior service cost is being amortized over the estimated remaining life expectancy of the plan participants of 13 years, as prescribed under SFAS No. 106, “Employers Accounting for Postretirement Benefits Other Than Pensions.” Accordingly, net periodic postretirement benefit cost reflected a reduction of $778 for fiscal 2004, of which $519 was recognized during the second and third quarters. The components of net periodic postretirement benefit cost for the twelve week and forty weeks ended October 9, 2004, and October 4, 2003, respectively, are as follows:

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 9, 2004 and October 4, 2003
(in thousands, except per share data)
(unaudited)

	Twelve Weeks Ended		Forty Weeks Ended

	October 9, 2004	October 4, 2003	October 9, 2004	October 4, 2003

Service cost	$-	$1	$1	$4
Interest cost	195	343	808	1,142
Amortization of unrecognized net losses	59	34	191	113
Amortization of prior service cost	(145)	-	(290)	-

	$109	$378	$710	$1,259

7.     Stock Repurchase Program:

        During the third quarter of fiscal 2004, the Company’s Board of Directors authorized a stock repurchase program of up to $200,000 of the Company’s common stock plus related expenses. The program will allow the Company to repurchase its common stock on the open market or in privately negotiated transactions from time to time in accordance with the requirements of the Securities and Exchange Commission. As of October 9, 2004, the Company has repurchased a total of $49,997 representing 1,393 shares of common stock at an average cost of $35.86 plus related expenses. At October 9, 2004, the Company had $150,059, excluding related expenses, available for stock repurchases under the stock repurchase program.

8.     Property and Equipment, net:

        During the second quarter of fiscal 2004, the Company finalized the purchase of a new Northeast distribution center. This facility, located in Pennsylvania, is expected to open in the spring of 2005, and will serve the Company’s expanding store base in the Northeast region of the United States. As of October 9, 2004, the Company had capitalized $36,685 of the total anticipated cost of approximately $50,000 to complete the opening of this facility.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion of our consolidated historical results of operations and financial condition should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q. Our first quarter consists of 16 weeks and our other three quarters consist of 12 weeks each, with the exception of the fourth quarter of fiscal 2003 which included 13 weeks.

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

        These forward-looking statements reflect current views about our plans, strategies and prospects, which are based on the information currently available and on current assumptions. Although we believe that our plans, intentions and expectations as reflected in or suggested by those forward-looking statements are reasonable, we can give no assurance that the plans, intentions or expectations will be achieved. Listed below and discussed elsewhere in our annual report on Form 10-K for the year ended January 3, 2004 are some important risks, uncertainties and contingencies which could cause our actual results, performances or achievements to be materially different from the forward-looking statements made in this Form 10-Q. These risks, uncertainties and contingencies include, but are not limited to, the following:

•	our ability to expand our business;
•	the implementation of our business strategies and goals;
•	integration of our future acquisitions;
•	a decrease in demand for our products;
•	competitive pricing and other competitive pressures;
•	our relationships with our vendors;
•	our ability to attract and retain qualified team members;
•	our involvement as a defendant in litigation or incurrence of judgments, fines or legal costs;
•	deterioration in general economic conditions;
•	the occurrence of natural disasters and/or extended periods of inclement weather; and
•	our ability to meet debt obligations and adhere to the restrictions and covenants imposed under our credit facility.

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

Management Overview

        During the third quarter, we produced strong sales and earnings per share in light of the sales disruptions from the four hurricanes that impacted our operations in Florida, the Southeast and the Mid-Atlantic. Our strong sales were driven by a 3.0% increase in comparable store sales, while earnings per share for the quarter were supported by increases in gross margin, operating margins and lower interest expense as compared to the third quarter of fiscal 2003. The comparable store sales trends increased to mid-single digits during the last four weeks of the third quarter and the first three weeks of the fourth quarter, which reflects a rebound in our DIY business.

        The following table presents a summary of our operating results and certain key metrics for the twelve and forty weeks ended October 9, 2004, and October 4, 2003.

	Twelve Weeks Ended		Forty Weeks Ended

	October 9, 2004	October 4, 2003	October 9, 2004	October 4, 2003

Total net sales (in thousands)	$890,161	$839,101	$2,921,491	$2,672,417
Comparable store sales growth	3.0%	3.1%	5.1%	2.0%
DIY Comparable store sales growth	(0.6)%	2.2%	2.1%	1.5%
DIFM Comparable store sales growth	21.4%	8.2%	20.9%	4.8%
Average net sales per store (in thousands)	$1,441	$1,375	$1,441	$1,375
Inventory per store (in thousands)	$457,482	$441,733	$457,482	$441,733
Inventory turnover	1.72	1.67	1.72	1.67
Gross margins	46.8%	46.1%	46.5%	46.0%
Operating margins	9.9%	9.4%	9.2%	8.6%

Note:	These metrics should be reviewed along with the footnotes to the table setting forth our selected store data in Item 6. “Selected Financial Data” found in our annual report on Form 10-K for the fiscal year ended January 3, 2004, which was filed with the Securities and Exchange Commission on March 12, 2004. The footnotes contain descriptions regarding the calculation of the metrics. Average net sales per store and inventory turnover for the interim periods presented above were calculated using results of operations from the last 13 accounting periods excluding week 53 of fiscal 2003.

Market and Store Count

        We are the second largest retailer, based on store count, in the United States automotive aftermarket industry, which includes replacement parts (excluding tires), accessories, maintenance items, batteries and automotive chemicals for cars and light trucks (pick-ups, vans, minivans and sport utility vehicles). We serve both do-it-yourself, or DIY, customers and commercial customers, also referred to as do-it-for-me, or DIFM, customers from our 2,612 retail stores at October 9, 2004. We operated 2,577 stores throughout 39 states in the Northeastern, Southeastern and Midwestern regions of the United States. These stores operated primarily under the “Advance Auto Parts” trade name, except for the state of Florida, which operated under “Advance Discount Auto Parts,” or “Discount Auto Parts” trade names. In addition, we operated 35 stores under the “Western Auto” trade name, located primarily in Puerto Rico and the Virgin Islands, which offer certain home and garden merchandise in addition to automotive parts, accessories and service. The following table sets forth information about our stores, including the number of new, closed and relocated stores, during the twelve and forty weeks ended October 9, 2004. We lease a significant portion of our stores.

	Twelve Weeks Ended October 9, 2004	Forty Weeks Ended October 9, 2004

Number of stores at beginning of period	2,583	2,539
New stores	31	82
Closed stores	(2)	(9)

Number of stores, end of period	2,612	2,612

Relocated stores	11	22

Stores with commercial programs	1,913	1,913

Critical Accounting Policies

        The preparation of our financial statements includes the application of accounting policies generally accepted in the United States of America. The application of these policies often require estimates and judgements, which we base on currently available information, historical results and other assumptions we believe are reasonable. During the first, second and third quarters of fiscal 2004, we consistently applied the critical accounting policies discussed in our annual report on Form 10-K for fiscal year 2003. For a complete discussion regarding these critical accounting policies, refer to our annual report on Form 10-K.

Components of Statement of Operations

Net Sales

        Net sales consist primarily of comparable store sales, new store net sales, service sales (offered only in the Western Auto retail locations) and finance charges on installment sales. We calculate comparable store sales based on the change in net sales starting once a store has been open for 13 complete accounting periods. We include relocations in comparable store sales from the original date of opening. We exclude net sales from the 35 Western Auto retail stores from our comparable store sales as a result of their unique product offerings, including service and specialty merchandise such as home and garden and tires.

        Our fiscal year ends on the Saturday closest to December 31 and consists of 52 or 53 weeks. Our 2003 fiscal year began on December 29, 2002 and consisted of 53 weeks, while our 2004 fiscal year began on January 4, 2004 and will consist of 52 weeks. The extra week of operations in fiscal 2003 results in our quarters of fiscal 2004 consisting of non-comparable calendar weeks to the quarters of fiscal 2003. To create a meaningful comparable store sales measure for our third quarter of 2004, we have compared the calendar weeks of third quarter of 2004 to the corresponding calendar weeks of fiscal 2003. Accordingly, our calculation of comparable stores sales for the third quarter of fiscal 2004 excludes week one of operations from third quarter of fiscal 2003 and includes the first week of our fourth quarter of fiscal 2003.

Cost of Sales

        Our cost of sales consists of merchandise costs, net of incentives under vendor programs, warehouse and distribution expenses and the cost of merchandise shrinkage. Gross profit as a percentage of net sales may be affected by variations in our product mix, price changes in response to competitive factors and fluctuations in merchandise costs and vendor programs. We seek to avoid fluctuation in merchandise costs and instability of supply by entering into long-term purchasing agreements with vendors when we believe it is advantageous.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses consist of store payroll, store occupancy (including rent), net advertising expenses, other store expenses and general and administrative expenses. General and administrative expenses include salaries and related benefits of corporate team members, administrative office expenses, data processing, professional expenses and other related expenses including the fiscal 2003 expenses associated with merger and integration.

Results of Operations

        The following table sets forth certain of our operating data expressed as a percentage of net sales for the periods indicated.

	Twelve Week Periods Ended (unaudited)		Forty Week Periods Ended (unaudited)

	October 9, 2004	October 4, 2003	October 9, 2004	October 4, 2003

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	53.2	53.9	53.5	54.0

Gross profit	46.8	46.1	46.5	46.0
Selling, general and administrative expenses	36.9	36.7	37.3	37.4

Operating income	9.9	9.4	9.2	8.6
Interest expense	(0.5)	(0.7)	(0.6)	(1.2)
Loss on extinguishment of debt	(0.0)	(0.0)	(0.0)	(1.8)
Other income, net	0.0	0.0	0.0	0.0
Income tax expense	3.6	3.3	3.3	2.2

Income from continuing operations before discontinued operations	5.8	5.4	5.3	3.4
Discontinued operations:
(Loss) income from operations of discontinued Wholesale
Dealer Network	(0.0)	(0.0)	(0.0)	0.1
(Benefit) provision for income taxes	(0.0)	0.0	(0.0)	0.0

(Loss) income on discontinued operations	(0.0)	0.0	(0.0)	0.1

Net income	5.8%	5.4%	5.3%	3.5%

Twelve Weeks Ended October 9, 2004 Compared to Twelve Weeks Ended October 4, 2003

        Net sales for the twelve weeks ended October 9, 2004 were $890.2 million, an increase of $51.1 million, or 6.1%, over net sales for the twelve weeks ended October 4, 2003. The net sales increase was due to an increase in comparable store sales of 3.0% and contributions from new stores opened within the last year. The comparable store sales increase was driven primarily by an increase in average ticket and customer traffic in our DIFM business, which was partially offset by a decrease in our DIY comparable store sales. Our DIY customer traffic declined during the quarter, while average ticket sales among our DIY customers increased. We believe the impact of the four hurricanes during the third quarter contributed to this decrease in our DIY customer traffic. Overall, we believe our 2010 store format, category management and enhanced nationwide advertising program drove our growth in net sales. In addition, we believe our DIFM business benefited from the continued execution of our commercial strategies, including better inventory availability, the development of new commercial delivery programs in our existing markets and our continued focus on a high level of service to our DIFM customers.

        Gross profit for the twelve weeks ended October 9, 2004 was $416.5 million, or 46.8% of net sales, as compared to $386.9 million, or 46.1% of net sales, for the twelve weeks ended October 4, 2003. The increase in gross profit as a percentage of net sales reflects continued benefits realized from our category management initiatives and reduced inventory shrinkage.

        Selling, general and administrative expenses increased to $328.7 million, or 36.9% of net sales, for the twelve weeks ended October 9, 2004, from $308.3 million, or 36.7% of net sales, for the twelve weeks ended October 4, 2003. The increase in selling, general and administrative expenses as a percentage of sales was primarily a result of increased medical costs for covered team members due to inflation in the health care sector and the deleveraging of our administrative expenses due primarily to the sales disruptions caused by the hurricanes during the quarter. Selling, general and administrative expenses for the twelve weeks ended October 4, 2003 included $2.5 million in merger and integration expenses related to the integration of Discount. These integration expenses were related to, among other things, overlapping administrative functions and store conversion expenses. Excluding the merger and integration expenses from the twelve weeks ended October 4, 2003, selling, general and administrative expenses were 36.4% of net sales.

        Interest expense for the twelve weeks ended October 9, 2004 was $4.3 million, or 0.5% of net sales, as compared to $5.9 million, or 0.7% of net sales, for the twelve weeks ended October 4, 2003. The decrease in interest expense is a result of lower debt levels as compared to third quarter of fiscal 2003.

        Income tax expense for the twelve weeks ended October 9, 2004 was $32.2 million, as compared to $28.0 million for the twelve weeks ended October 4, 2003. The increase in income tax expense primarily reflects our higher earnings. Our effective income tax rate was 38.5% for both the twelve weeks ended October 9, 2004 and October 4, 2003.

        We recorded net income of $51.4 million, or $0.68 per diluted share, for the twelve weeks ended October 9, 2004, as compared to $45.2 million, or $0.60 per diluted share, for the twelve weeks ended October 4, 2003. As a percentage of net sales, net income for the twelve weeks ended October 9, 2004 was 5.8%, as compared to 5.4% for the twelve weeks ended October 4, 2003. Our net income for the twelve weeks ended October 4, 2003 included merger and integration expenses of $1.6 million, or $0.02 per diluted share.

Forty Weeks Ended October 9, 2004 Compared to Forty Weeks Ended October 4, 2003

        Net sales for the forty weeks ended October 9, 2004 were $2,921.5 million, an increase of $249.1 million, or 9.3%, over net sales for the forty weeks ended October 4, 2003. The net sales increase was due to an increase in comparable store sales of 5.1% and contributions from new stores opened within the last year. The comparable store sales increase resulted from an increase in customer traffic and average ticket in our DIFM business and as a result of an increase in average ticket in the DIY business. Additionally, we believe our 2010 store format, category management and an enhanced nationwide advertising program have continued to drive our sales growth.

        Gross profit for the forty weeks ended October 9, 2004 was $1,359.7 million, or 46.5% of net sales, as compared to $1,230.4 million, or 46.0% of net sales, for the forty weeks ended October 4, 2003. The increase in gross profit as a percentage of net sales reflects continued benefits realized from our category management initiatives and the efficiencies of our supply chain. As we continue to refine our category management process, we believe we still have significant opportunities to drive gross margin through improved merchandising initiatives.

        Selling, general and administrative expenses increased to $1,090.6 million, or 37.3% of net sales, for the forty weeks ended October 9, 2004, from $1,001.6 million, or 37.4% of net sales, for the forty weeks ended October 4, 2003. Selling, general and administrative expenses for the forty weeks ended October 4, 2003 included $8.8 million in merger and integration expenses related to the integration of Discount. These integration expenses were related to, among other things, overlapping administrative functions and store conversion expenses. Excluding the merger and integration expenses from the forty weeks ended October 4, 2003, selling, general and administrative expenses were 37.1% of net sales. Accordingly, the increase in selling, general and administrative expenses as a percentage of net sales was primarily reflective of higher medical costs for covered team members due to inflation in the health care sector and higher advertising as compared to the forty weeks ended October 4, 2003.

        Interest expense for the forty weeks ended October 9, 2004 was $15.2 million, or 0.6% of net sales, as compared to $32.2 million, or 1.2% of net sales, for the forty weeks ended October 4, 2003. The decrease in interest expense is a result of both lower overall interest rates resulting primarily from our redemption of our outstanding senior subordinated notes and senior discount debentures in the first quarter of fiscal 2003 and lower debt levels as compared to the third quarter of last year.

        Income tax expense for the forty weeks ended October 9, 2004 was $97.7 million, as compared to $57.6 million for the forty weeks ended October 4, 2003. This increase in income tax expense was primarily reflective of our higher earnings. Our effective income tax rate was 38.5% for both the forty weeks ended October 9, 2004 and October 4, 2003.

        We recorded net income of $155.9 million, or $2.05 per diluted share, for the forty weeks ended October 9, 2004, as compared to $93.7 million, or $1.26 per diluted share, for the forty weeks ended October 4, 2003. As a percentage of net sales, net income for the forty weeks ended October 9, 2004 was 5.3%, as compared to 3.5% for the forty weeks ended October 4, 2003. Our net income for the forty weeks ended October 4, 2003 included expenses associated with merger and integration and loss on extinguishment of debt of $34.2 million, or $0.46 per diluted share.

Liquidity and Capital Resources

        At October 9, 2004, we had outstanding indebtedness consisting of borrowings of $335.0 million under our credit facility. Additionally, we had outstanding borrowings of $33.0 million under our revolving credit facility and had $37.6 million in letters of credit outstanding, which reduced our availability under our revolving credit facility to $89.4 million.

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

        Our future capital requirements will depend on the number of new stores we open or acquire and the timing of those openings or acquisitions within a given year. We anticipate adding approximately 125 new stores during 2004 primarily through new store openings, of which 82 had been added as of October 9, 2004. Additionally, our capital requirements for fiscal 2004 through the first quarter of fiscal 2005 will include approximately $50.0 million in additional capital expenditures to prepare our Northeastern distribution center for opening in the spring of 2005, of which $36.7 million has been spent as of October 9, 2004.

        Our capital expenditures were $125.3 million for the forty weeks ended October 9, 2004. These expenditures include expenses incurred to date for the Northeastern distribution center, new store openings, the upgrade of our information systems, remodels and relocations of existing stores, including our physical conversion of Discount stores, and capitalizable store improvements. In fiscal 2004, we anticipate that our capital expenditures will be approximately $180.0 million, up from $101.2 million in fiscal 2003, primarily reflecting expenditures related to the new Northeast distribution center.

        Our Board of Directors authorized a stock repurchase program of up to $200.0 million during the third quarter of fiscal 2004. The program will allow us to repurchase our common stock on the open market or in privately negotiated transactions from time to time in accordance with the requirements of the Securities and Exchange Commission. As of October 9, 2004, we had repurchased a total of $50.0 million of common stock, representing 1.4 million shares of common stock at an average cost of $35.86 plus commissions. Accordingly, we have $150.0 million available for future repurchases under our stock repurchase program. We anticipate using a portion of our new credit facility to fund future purchases under this program.

        Historically, we have negotiated extended payment terms from suppliers that help finance inventory growth, and we believe that we will be able to continue financing much of our inventory growth through such extended payment terms. During the first quarter of fiscal 2004, we entered a short-term financing program with a bank, allowing us to extend our payment terms on certain merchandise purchases. Under this program, we issue negotiable instruments to our vendors in lieu of a cash payment. Each vendor is able to present the instrument to the bank for payment at an agreed upon discount rate. At October 9, 2004, $38.1 million was payable to the bank by us under this program. This program will allow us to further reduce our working capital invested in current inventory levels and future inventory growth. Additionally, our new senior credit facility allows for expansion under this program.

        In addition to the reserves established for the closure of under performing locations, the Western merger and Discount acquisition resulted in restructuring liabilities recorded in purchase accounting for the closure of certain stores, severance and relocation costs and other facility exit costs. Through these acquisitions, we also assumed certain closed store liabilities previously recorded by these companies. At October 9, 2004, the closed store and restructuring reserves collectively had a remaining balance of $5.1 million, of which $1.9 million is recorded as a current liability. These reserves are utilized through the settlement of the corresponding liabilities with cash provided by operations and therefore do not affect our condensed consolidated statement of operations.

        We maintain two deferred compensation plans. Our ongoing plan was established in 2003 as an unqualified deferred compensation plan established for certain of our key team members. This plan provides for a mimimum and maximum deferral percentage of the team member base salary and bonus, as determined by our Retirement Plan Committee. We fund the plan liability by remitting the team members’ deferral to a Rabbi Trust. All gains and losses are held in the Rabbi Trust to fund the deferred compensation liability. At October 9, 2004, the liability related to this plan was $1.6 million, all of which is current. We also maintain an unfunded deferred compensation plan established prior to the 1998 Western merger for certain key team members of Western. The plan was frozen at the date of the Western merger. At October 9, 2004, the total liability for the Western plan was $1.6 million, of which $0.3 million is recorded as a current liability. The classification for the Western deferred compensation plan is determined by payment terms elected by plan participants, which can be changed upon 12 months’ notice.

        We provide certain health care and life insurance benefits for eligible retired team members through our postretirement plan. The plan has no assets and is funded on a cash basis as benefits are paid. Effective for the second quarter, we amended our plan to exclude outpatient prescription drug benefits to Medicare eligible retirees effective January 1, 2006. As a result of this negative plan amendment, our accumulated postretirement benefit obligation was reduced by $7.6 million, resulting in an unrecognized negative prior service cost in the same amount. The unrecognized negative prior service cost will be amortized over the estimated remaining life expectancy of the plan participants of 13 years. The discount rate that we utilize for determining our postretirement benefit obligation is actuarially determined. The discount rate utilized at January 3, 2004 was 6.25%, and remained unchanged through the forty weeks ended October 9, 2004. Our accrued benefit cost related to this plan was $17.2 million and $17.4 million at October 9, 2004, and January 3, 2004, respectively. We reserve the right to change or terminate the benefits or contributions at any time; however, we expect fiscal 2004 contributions to our plan to remain consistent with fiscal 2003. We also continue to evaluate ways in which we can better manage these benefits and control costs. Any changes in the plan or revisions to assumptions that affect the amount of expected future benefits may have a significant impact on the amount of the reported obligation and annual expense.

        We expect that funds provided from operations and available borrowings under our revolving credit facility at October 9, 2004 will provide sufficient funds to operate our business, make expected capital expenditures, including the new distribution center, finance our closed store and restructuring activities, complete the physical conversion of the remaining Discount store locations and fund future debt service on our credit facility over the next three years.

        For the forty weeks ended October 9, 2004, net cash provided by operating activities was $217.8 million. Of this amount, $155.9 million was provided by net income, offset by a $38.5 million net increase in working capital, primarily inventory and other long-term assets and liabilities. Significant items added back for operating cash flow purposes include depreciation and amortization of $80.1 million, provision for deferred income taxes of $9.2 million and tax benefit related to exercise of stock options of $11.1 million. Net cash used for investing activities was $118.5 million and was comprised primarily of capital expenditures, including $36.7 million incurred during the second and third quarters for our Northeast distribution center. Net cash used in financing activities was $83.4 million and was comprised of a $77.0 million decrease in our net borrowings under our credit facility and a repurchase of $50.0 million of our common stock, offset by an increase in financed vendor accounts payable of $38.1 million.

        Our future contractual obligations at October 9, 2004 were as follows:

Contractual Obligations at October 9, 2004(1)	Total	Fiscal 2004	Fiscal 2005	Fiscal 2006	Fiscal 2007	Fiscal 2008	Thereafter

(in thousands)
Long-term debt(2)	$368,000	$-	$40,961	$75,076	$251,963	$-	$-
Operating leases	$1,203,108	$30,454	$179,326	$156,721	$138,088	$119,031	$579,488
Other long-term liabilities(3)	$73,325	$-	$-	$-	$-	$-	$-

(1)	We currently do not have minimum purchase commitments under our vendor supply agreements.

(2)	Does not reflect required payments under our new amended and restated credit facility established on November 3, 2004.
(3)	Primarily includes employee benefit accruals, restructuring and closed store liabilities and deferred income taxes for which no contractual payment schedule exists.

Long Term Debt

        Credit Facility. During the forty weeks ended October 9, 2004, we repaid $105.0 million in debt prior to its scheduled maturity. In conjunction with these repayments, we wrote-off deferred financing costs in the amount of $0.4 million, which are classified as losses on extinguishment of debt in the accompanying condensed consolidated statements of operations for the forty weeks ended October 9, 2004. Additionally, during the forty weeks ended October 9, 2004, we made net borrowings of $28.0 million under our revolving credit facility.

        At October 9, 2004, our credit facility consisted of (1) a tranche D term loan facility with a balance of $76.1 million and a tranche E term loan facility with a balance of $258.9 million, and (2) a $160.0 million revolving credit facility (including a letter of credit sub facility), of which $89.4 million was available. The credit facility is jointly and severally guaranteed by all of our domestic subsidiaries (including Discount and its subsidiaries) and is secured by all of our assets and the assets of our existing and future domestic subsidiaries (including Discount and its subsidiaries).

        We are required to comply with financial covenants in the credit facility with respect to (a) limits on annual aggregate capital expenditures, (b) a maximum leverage ratio, (c) a minimum interest coverage ratio, (d) a ratio of current assets to funded senior debt and (e) a maximum senior leverage ratio. We were in compliance with the above covenants under the credit facility at October 9, 2004. For additional information regarding our credit facility, refer to our annual report on Form 10-K for the fiscal year ended January 3, 2004.

        On November 3, 2004, we entered into a new amended and restated $670.0 million senior credit facility. This new facility will provide for a $200.0 million tranche A term loan and a $170.0 million tranche B term loan. Proceeds from these term loans will be used to refinance our current tranche D and E term loans and revolver under our existing credit facility. Additionally, the new facility will provide for a $100.0 million delayed draw term loan, which is available exclusively for stock buybacks under our stock repurchase program, and a $200.0 million revolving facility, or the revolver.

        The interest rates on the tranche A and B term loans, the delayed draw term loan and the revolver will be based, at our option, on an adjusted LIBOR rate, plus a margin, or an alternate base rate, plus a margin. The initial margin for the tranche A term loan and revolver is 1.50% and 0.50% per annum for the adjusted LIBOR and alternate base rate borrowing, respectively. The initial margin for the tranche B term loan and the delayed draw term loan is 1.75% and 0.75% per annum for the adjusted LIBOR and alternate base rate borrowing, respectively. Additionally, a commitment fee of 0.375% per annum will be charged on the unused portion of the tranche A term loan and revolver, payable in arrears. A commitment fee of 1.75% per annum will be charged on the unused portion of the delayed draw term loan, payable in arrears. The amended credit facility contains certain restrictive and financial covenants similar to the existing credit facility as discussed our annual report on Form 10-K for fiscal year 2003 and 8-K filed November 9, 2004.

        The tranche A term loan requires repayments of $7.5 million on March 31, 2005 and quarterly through December 31, 2006, $10.0 million on March 31, 2007 and quarterly through December 31, 2007, $12.5 million on March 31, 2008 and quarterly through June 30, 2009 and 25.0 million due at maturity on September 30, 2009. The tranche B term loan requires repayments of $0.4 million on March 31, 2005 and quarterly thereafter, with a final payment of $ 160.7 million due at maturity on September 30, 2010. The delayed draw term loan requires repayments of 0.25% of the aggregate principal amount on March 31, 2006 and quarterly thereafter, with a final payment due at maturity on September 30, 2010 and the revolver expires on September 30, 2009.

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

        In May 2004, the FASB issued FASB Staff Position, or FSP, 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” FSP 106-2 addresses the appropriate accounting and disclosure requirements for companies that sponsor a postretirement health care plan that provides prescription drug benefits. The new guidance was deemed necessary as a result of the 2003 Medicare prescription law which includes a federal subsidy for qualifying companies. The effective date of FSP 106-2 is the first interim or annual period beginning after June 15, 2004. During the second quarter of fiscal 2004, we completed a negative plan amendment to eliminate outpatient prescription drug benefits from our postretirement plan; therefore, the adoption of FSP 106-2 had no impact on our financial position, results of operations or related footnote disclosure.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

        We are exposed to cash flow risk due to changes in interest rates with respect to our long-term debt. While we cannot predict the impact interest rate movements will have on our debt, exposure to rate changes is managed through the use of variable rate debt and hedging activities. Our variable rate debt is primarily vulnerable to movements in the LIBOR rate. Our future exposure to interest rate risk decreased during the forty weeks ended October 9, 2004 due to a reduction in our variable rate debt partially offset by the expiration of our $150.0 million zero-cost collar during November 2004.

        In March 2003 we entered into two interest rate swap agreements on an aggregate of $125.0 million of our variable rate debt under our credit facility. The first swap allows us to fix our LIBOR rate at 2.269% on $75.0 million of variable rate debt for a term of 36 months, expiring first quarter fiscal 2006. The second swap allows us to fix our LIBOR rate at 1.79% on $50.0 million of variable rate debt for a term of 24 months, expiring first quarter fiscal 2005.

        The table below presents principle cash flows and related weighted average interest rates on our long-term debt outstanding at October 9, 2004, by expected maturity dates. Additionally, the table includes the notional amounts of our debt hedged and the impact of the anticipated average pay and receive rates of our hedges through their maturity dates. Expected maturity dates approximate contract terms. Weighted average variable rates are based on implied forward rates in the yield curve at October 9, 2004. Implied forward rates should not be considered a predictor of actual future interest rates.

	Fiscal 2004	Fiscal 2005	Fiscal 2006	Fiscal 2007	Fiscal 2008	Total	Fair Market Value

Long-term debt:	(dollars in thousands)

Variable rate	$-	$40,961	$75,076	$251,963	$-	$368,000	$-
Weighted average
interest rate	4.1%	4.6%	5.4%	5.9%	-	4.5%	-

Interest rate swap:

Variable to fixed	$125,000	$125,000	$75,000	$-	$-	$125,000	$366
Average pay rate	-	-	-	-	-	-	-
Average receive rate	0.0%	0.4%	0.2%	-	-	0.4%	-

         The preceding discussion on market risk excludes the impact of our new amended and restated senior credit facility effective November 3, 2004, as discussed further in the “Long Term Debt” section of “Liquidity” in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q. The new credit facility requires interest to be calculated consistent with the previous credit facility thereby resulting in vulnerability to movements in the LIBOR rate. Under this new credit facility, the availability of additional variable rate debt combined with later maturity dates increases our future exposure to movements in interest rates. However, the reduction in interest rate spreads, as provided by this new credit facility, partially offsets this risk. Additionally, our current interest rate swaps will continue in effect through their original maturities and provide protection against significant fluctuations in the LIBOR rate on a portion of the new credit facility.

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

PART II.   OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        The following table sets forth information with respect to repurchases of our common stock for the quarter ended October 9, 2004 (amounts in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announcing Plans or Programs(1)	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs(1)(2)

July 18, 2004 to August 14, 2004	-	-	-	$200,000
August 15, 2004, to September 11, 2004	1,353	$35.86	1,353	151,475
September 12, 2004, to October 9, 2004	40	35.93	40	150,059

Total	1,393	$35.86	1,393	$150,059

(1)	All of the above repurchases were made on the open market at prevailing market rates plus related expenses under our stock repurchase program, which was authorized by our Board of Directors and publicly announced on August 11, 2004 for a maximum of $200 million in common stock expiring August 10, 2005.
(2)	The maximum dollar value yet to be purchased under our stock repurchase program excludes related expenses paid on previous purchases or anticipated expenses on future purchases.

ITEM 6.	EXHIBITS

3.1(1)	Restated Certificate of Incorporation of Advance Auto Parts, Inc. (“Advance Auto”)(as amended on May 19, 2004).

3.2(2)	Bylaws of Advance Auto.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed on August 16, 2004 as an exhibit to the Quarterly Report on Form 10-Q of Advance Auto.
(2)	Furnished on August 31, 2001 as an exhibit to Registration Statement on Form S-4 (No. 333-68858) of Advance Auto.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCE AUTO PARTS, INC.

November 10, 2004	By:	/s/ Jeffrey T. Gray

Jeffrey T. Gray Executive Vice President and Chief Financial Officer

S-1

EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1(1)	Restated Certificate of Incorporation of Advance Auto (as amended on May 19, 2004).

3.2(2)	Bylaws of Advance Auto.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed on August 16, 2004 as an exhibit to the Quarterly Report on Form 10-Q of Advance Auto.
(2)	Furnished on August 31, 2001 as an exhibit to Registration Statement on Form S-4 (No. 333-68858) of Advance Auto.