Form 10-K
period 2005-01-01
ADVANCE AUTO PARTS INC
filed 2005-03-17
CIK 1158449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 1, 2005
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes [X] No [ ]

        As of March 9, 2005, the registrant had outstanding 71,498,029 shares of Common Stock, par value $0.0001 per share (the only class of common equity of the registrant outstanding).

         As of July 16, 2004, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the 71,503,817 shares of Common Stock held by non-affiliates of the registrant was $2,676,387,870, based on the last sales price of the Common Stock on July 16, 2004, as reported by the New York Stock Exchange.

Documents Incorporated by Reference:

Portions of the definitive proxy statement of the registrant to be filed within 120 days of January 1, 2005, pursuant to Regulation 14A under the Securities Exchange Act of 1934, for the 2005 Annual Meeting of Stockholders to be held on May 18, 2005, are incorporated by reference into Part III.

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

        Although we believe that our plans, intentions and expectations as reflected in or suggested by those forward-looking statements are reasonable, we can give no assurance that the plans, intentions or expectations will be achieved. Listed below and discussed elsewhere in this report are some important risks, uncertainties and contingencies which could cause our actual results, performance or achievements to be materially different from the forward-looking statements made in this report. These risks, uncertainties and contingencies include, but are not limited to, the following:

•	the implementation of our business strategies and goals;
•	our ability to expand our business;
•	integration of any future acquisitions;
•	a decrease in demand for our products;
•	the occurrence of natural disasters and/or extended periods of inclement weather;
•	deterioration in general economic conditions;
•	our ability to attract and retain qualified team members;
•	competitive pricing and other competitive pressures;
•	our relationship with our vendors;
•	our involvement as a defendant in litigation or incurrence of judgements, fines or legal costs;
•	adherence to the restrictions and covenants imposed under our credit facility; and
•	other statements that are not of historical fact made throughout this report, including in the sections entitled “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors.”

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

Overview

        We primarily operate within the United States automotive aftermarket industry, which includes replacement parts (excluding tires), accessories, maintenance items, batteries and automotive chemicals for cars and light trucks (pickup trucks, vans, minivans and sport utility vehicles). We currently are the second largest specialty retailer of automotive parts, accessories and maintenance items to “do-it-yourself,” or DIY, customers in the United States, based on store count and sales. Our combined operations are conducted in one operating segment subsequent to the discontinuation of our wholesale distribution network in 2003.

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

        At January 1, 2005, we operated 2,652 stores within the United States, Puerto Rico and the Virgin Islands. We operated 2,617 stores throughout 39 states in the Northeastern, Southeastern and Midwestern regions of the United States. These stores operated under the “Advance Auto Parts” trade name except for certain stores in the state of Florida, which operated under “Advance Discount Auto Parts” or “Discount Auto Parts” trade names. Our stores offer a broad selection of brand name and proprietary automotive replacement parts, accessories and maintenance items for domestic and imported cars and light trucks, with no significant concentration in any specific area. In addition, we operated 35 stores under the “Western Auto” trade name, located primarily in Puerto Rico and the Virgin Islands, which offer automotive tires and service in addition to automotive parts, accessories and maintenance items.

        In addition to our DIY business, we serve DIFM customers via sales to commercial accounts. Sales to DIFM customers represented approximately 18% of our retail sales in 2004 and consisted of sales to both walk-in commercial customers and sales delivered to our commercial customers’ places of business, including independent garages, service stations and auto dealers. At January 1, 2005, we had 1,945 stores with commercial delivery programs.

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

Discontinued Operations

        Prior to 2004, we operated a wholesale distribution network that we reported as a separate segment. On December 19, 2003, we discontinued the supplying of merchandise to our wholesale distribution network. The wholesale distribution network consisted of independently owned and operated dealer locations, for which we supplied merchandise inventory and certain services. Due to the wide variety of products supplied to the dealers and the reduced concentration of stores spread over a wide geographic area, it had become difficult to serve these dealers effectively. This component of our business operated in the previously reported wholesale segment and, excluding certain allocated and team member benefit expenses of $2.4 million and $3.3 million for fiscal years 2003 and 2002, represented the entire results of operations previously reported in that segment. We have classified these operating results as discontinued operations in the accompanying consolidated statements of operations for the fiscal year ended January 1, 2005, January 3, 2004 and December 28, 2002. Our operating results related to the discontinued wholesale business were minimal for the fiscal year ended January 1, 2005 as a result of recognizing an estimate of exit costs in fiscal 2003.

Competitive Strengths

        We believe our competitive strengths include the following:

        Leading Market Position.  We compete in both the DIY and DIFM categories of the automotive aftermarket industry. Our primary competitors include national and regional retail automotive parts chains, wholesalers or jobber stores, independent operators, automobile dealers that supply parts, discount stores and mass merchandisers that carry automotive products. Although the number of competitors and level of competition vary by market, both the DIY and DIFM categories are highly fragmented and generally very competitive. We believe we enjoy significant advantages over most of our competitors. We believe we have strong brand recognition and customer traffic in our stores based on our significant marketing activities. In addition, we have purchasing, distribution, marketing and advertising efficiencies due to our economies of scale.

        Industry Leading Selection of Quality Products.  As the number of automotive replacement parts has proliferated, we believe our broad inventory selection allows us to meet our DIY customers’ demand. We believe this has created a strong competitive advantage for specialty automotive parts retailers, like us, that have the distribution capacity, sophisticated information systems and knowledgeable sales staff needed to offer a broad inventory selection to DIY customers. We offer one of the largest selections of brand name and proprietary automotive parts, accessories and maintenance items in the automotive aftermarket industry. Our stores carry between 16,000 and 26,000 in-store SKUs. We also offer approximately 100,000 additional SKUs that are available on a same-day or overnight basis through our PDQ® and our Master PDQ® distribution systems, including harder-to-find replacement parts.

        Superior Customer Service. We believe our customers place significant value on our well-trained store teams, who offer knowledgeable assistance in product selection and installation, and this differentiates us from mass merchandisers. We invest substantial resources in the recruiting and training of our employees, who we refer to as team members, and provide formal classroom workshops, online seminars and Automotive Service Excellence(TM) certification to build technical, managerial and customer service skills. In addition, we have a performance management process which aligns each team member’s goals with our strategic corporate goals. This process has enabled us to improve our retention of highly qualified team members, which we believe leads to increased customer satisfaction and higher sales. Additionally, we strive to reach our customers’ needs through our Consumer Education Program designed to improve the customers’ knowledge on performing DIY projects and by providing programs viewed over our proprietary in-store television network.

        Experienced Management Team with Proven Track Record.  The 17 members of our senior management team have an average of 10 years of experience with us and 14 years in the industry, and have successfully grown our Company to become the second largest specialty retailer of automotive products in the United States. Our management team has accomplished this using a disciplined strategy of growing comparable store sales, opening new stores, increasing the penetration of our commercial delivery program and making selective acquisitions.

Growth Strategy

Our growth strategies consist of the following:

        Increase Our Comparable Store Sales. We have been among the industry leaders in comparable store sales growth over the last five years, averaging 5.1% annually. We plan to increase our comparable store sales in both the

DIY and DIFM categories by, among other things: (1) implementing merchandising and marketing initiatives, (2) investing in store-level systems to enhance our ability to recommend complementary products in order to increase sales per customer, (3) refining our store selection and in-stock availability through customized assortments and other supply chain initiatives, (4) continuing to increase customer service through store staffing and retention initiatives, (5) increasing our commercial delivery sales by focusing on key customers to grow average sales per program and adding programs to markets with commercial opportunities using our database of potential customers and (6) ongoing implementation of our 2010 store remodeling program.

        Continue to Enhance Our Margins.  In addition to driving operating margin expansion via continued strong comparable store sales growth, we will continue to focus on increasing margins by: (1) improving our purchasing efficiencies with vendors; (2) utilizing our supply chain infrastructure and existing distribution network to optimize our inventory mix and maximize distribution capacity; (3) leveraging our overall scale to reduce other operating expenses as a percentage of sales and (4) continuing to implement our category management and custom mix initiatives, including the expansion of our private label and proprietary brands.

        Increase Return on Invested Capital.  We believe we can continue to successfully increase our return on invested capital by generating strong comparable store sales growth and increasing our margins. We believe we can also increase our return on invested capital by leveraging our supply chain initiatives to increase sales faster than inventory growth and selectively expanding our store base primarily in existing markets. Based on our experience, such in-market openings provide higher returns on our invested capital by enabling us to leverage our distribution infrastructure, marketing expenditures and local management resources. We intend to open approximately 150 to 175 stores primarily in existing markets in 2005.

Industry

        The United States automotive aftermarket industry is generally grouped into two major categories DIY and DIFM. According to the Automotive Aftermarket Industry Association, or AAIA, Aftermarket Factbook, from 1999 to 2003, the DIY category grew at a 4.4% compound annual growth rate from approximately $29 billion to $34 billion. This category represents sales to consumers who maintain and repair vehicles themselves. We believe this category is characterized by stable, more recession-resistant demand than most retailers because of the need-based characteristics of the DIY category. Additionally, in difficult economic times, we believe people tend to drive more and use air travel less. We also believe difficult economic times result in people retaining their vehicles longer, which moves these vehicles in the range of years in age when more repairs are needed. Alternatively in an improving economy, we believe the need-based characteristics of our DIY customers still exist and they are more inclined to complete preventative maintenance than to defer these activities. From 1999 to 2003, the DIFM category grew at a 4.6% compound annual growth rate, from approximately $60 billion to $72 billion according to the AAIA Aftermarket Factbook. This category represents sales to professional installers, such as independent garages, service stations and auto dealers. DIFM parts and services are typically offered to vehicle owners who are less inclined to repair their own vehicles.

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

Store Operations

        Our well-merchandised retail stores are where our customers judge and value our service. While completing over 210 million customer interactions per year, our focus is to execute our promise; “With Low Prices on Quality Parts our Dedicated Team Will Serve you Better”, one customer at a time.

        Our stores generally are located in freestanding buildings in areas with high vehicle traffic counts, good visibility and easy access to major roadways. Our stores typically range in size from 5,000 to 10,000 square feet with an average of approximately 7,500 square feet and offer approximately 16,000 items/SKU’s in our standard store. In addition, we provide a customized product assortment in our hub and undercar stores, which provide an additional 600 to 2,000 SKU’s of merchandise specifically identified based on the demand within an individual market. Our hub and undercar stores provide a centralized market location for this assortment, which benefits all our DIY and DIFM customers within the market. Our local area warehouse concept utilizes existing space in selected stores to ensure the availability of an additional customized assortment of 8,000 to 10,000 SKUs on a same day basis, in addition to our hub and undercar store product assortments. At January 1, 2005, we operated 49 local area warehouses.

        To ensure our stores have the right product at the right time, we also utilize a network of Parts Delivered Quickly, or PDQ®, facilities and one Master PDQ® facility. Our PDQ® and Master PDQ® network of facilities provide our customers an additional assortment of 100,000 additional harder to find parts and accessories on a same day or overnight basis.

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

        Our retail stores are 100% company operated and are divided into geographic areas. A senior vice president, who is supported by four to five regional vice presidents, manages each area of retail stores. Division managers report to the regional vice presidents and have direct responsibility for store operations in a specific division, which typically consists of 10 to 15 stores. Depending on store size and sales volume, each store is staffed by 10 to 20 team members under the leadership of a store manager. Our stores generally are open from 7:30 a.m. to 9:00 p.m. six days a week and 9:00 a.m. to 9:00 p.m. on Sundays and most holidays to meet the needs of our DIY and DIFM customers.

Commercial Sales

        In addition to the customer service provided by our store operations team, we also maintain a commercial sales team dedicated to the development of our commercial business and the support of our DIFM customers. A vice president of commercial support leads a team dedicated to supporting the commercial sales team in the field. Each of our four area senior vice presidents has a director of commercial sales that concentrates solely on strategic and tactical commercial sales growth opportunities. Each director leads four to five regional commercial sales mangers. Division commercial sales managers report directly to our regional commercial sales managers and, similar to our retail division managers, they are directly responsible for commercial operations in each division. We target the DIFM customer through our commercial marketing efforts in all our retail stores, including those that do not offer a delivery service.

        Total stores. Our 2,652 retail stores were located in the following states and territories at January 1, 2005:

Location	Number of Stores	Location	Number of Stores	Location	Number of Stores

Alabama	107	Maine	9	Oklahoma	1
Arkansas	22	Maryland	68	Pennsylvania	150
California	1	Massachusetts	22	Puerto Rico	32
Colorado	21	Michigan	59	Rhode Island	4
Connecticut	28	Minnesota	8	South Carolina	109
Delaware	5	Mississippi	50	South Dakota	6
Florida	431	Missouri	36	Tennessee	129
Georgia	199	Nebraska	19	Texas	74
Illinois	33	New Hampshire	6	Vermont	5
Iowa	25	New Jersey	39	Virgin Islands	2
Indiana	81	New York	106	Virginia	159
Kansas	25	North Carolina	193	West Virginia	63
Kentucky	68	North Dakota	3	Wisconsin	35
Louisiana	58	Ohio	159	Wyoming	2

        The following table sets forth information concerning increases in the number of our stores during the past five years:

	2004	2003	2002		2001		2000

Beginning Stores	2,539	2,435	2,484		1,729		1,617
New Stores (1)	125	125	110	(2)	781	(4)	140
Stores Closed	(12)	(21)	(159	)(3)	(26)		(28)

Ending Stores	2,652	2,539	2,435		2,484		1,729

(1)	Does not include stores that opened as relocations of previously existing stores within the same general market area or substantial renovations of stores.
(2)	Includes 57 stores acquired during the third and fourth quarters of fiscal 2002 as a result of our Trak Auto Parts acquisition.
(3)	Includes 133 “Advance Auto Parts”, “Discount Auto Parts” stores closed as a result of our integration of the Discount Auto Parts operations.
(4)	Includes 30 Carport stores acquired on April 23, 2001 and 671 Discount stores acquired on November 28, 2001.

Merchandising and Replenishment

        Virtually all of our merchandise is selected and purchased for our stores by personnel at our corporate offices in Roanoke, Virginia. In 2004, we purchased merchandise from over 400 vendors, with no single vendor accounting for more than 7% of purchases. Our purchasing strategy involves negotiating multi-year agreements with certain vendors, which allows us to achieve more favorable terms and pricing.

        Our merchandising and replenishment teams are currently led by a group of seven senior professionals, who have an average of 16 years of automotive purchasing experience and over 23 years in retail. The replenishment team is skilled in sourcing products globally and maintaining high quality levels, while streamlining costs associated with the handling of merchandise through the supply chain. The merchandising team has developed strong vendor relationships in the industry and, in a collaborative effort with our vendor partners, utilizes a highly effective category management process. We believe this process, which develops a customer focused business plan for each merchandise category, improves comparable store sales, gross margin and inventory turns.

        Our merchandising strategy is to carry a broad selection of high quality brand name automotive parts and accessories such as Monroe, Bendix, Purolator and Trico, which generates DIY customer traffic and also appeals to commercial customers. In addition to these branded products, we stock a wide selection of high quality proprietary products that appeal to value conscious customers. Sales of replacement parts account for a majority of our net sales and typically generate higher gross margins than maintenance items or general accessories. We are currently in the process of customizing our replacement part mix based on a merchandising program designed to optimize inventory mix at each individual store. The custom assortment is based on that store’s historical and projected sales mix coupled with regionally specific customer needs.

Supply Chain

        Our supply chain consists of centralized inventory management and transportation functions which support a logistics network of distribution centers, or DCs, and PDQ warehouses. Our inventory management team utilizes replenishment systems to monitor the distribution center and PDQ warehouse inventory levels and order additional product when appropriate. In addition, the replenishment system tracks sales trends by SKU, allowing us to adjust future orders to support seasonal and demographic shifts in demand. Our transportation team utilizes a transportation management system for efficiently managing incoming shipments to the distribution centers. Benefits from this system include reduced vendor to distribution center freight costs, visibility of purchase orders and shipments for the entire supply chain, a reduction in distribution center inventory, or safety stock, due to consistent transit times and decreased third party freight and billing service costs.

        We currently operate eight distribution centers including our new Lehigh facility which will begin servicing our expanding store base in the Northeast in April 2005. All of these distribution centers are equipped with our distribution management system, or DCMS. Our DCMS provides real-time inventory tracking through the processes of receiving, picking, shipping and replenishing at our distribution centers. The DCMS, integrated with technologically advanced material handling equipment, significantly reduces warehouse and distribution costs, while improving efficiency. This equipment includes carousels, “pick-to light” systems, robotic picking, radio frequency technology and automated sorting systems. Through the continued implementation of our supply chain initiatives we expect to further increase the efficient utilization of our distribution capacity, which will provide us the capacity to service over 3,800 stores, including the benefit we expect to realize from our Northeast DC.

        We currently offer over 40,000 SKUs to substantially support all of our retail stores via our 16 stand-alone PDQ® warehouses and/or our distribution centers, which also stock PDQ® items. Stores have visibility to inventory in their respective facilities and can place orders to these facilities, or as an alternative, through an online ordering system. Ordered parts are delivered to substantially all stores on a same day or next day basis through our dedicated PDQ® trucking fleet. In addition, we operate a PDQ® warehouse that stocks approximately 61,000 SKUs of harder to find automotive parts and accessories. This facility is known as the “Master PDQ®” warehouse and utilizes existing PDQ® distribution infrastructure to provide next day service to substantially all of our stores.

Advertising

        We have an extensive advertising program designed to communicate our merchandise offerings, product assortment, competitive prices, free services (battery testing and installation, electrical system testing, wiper replacement and oil recycling) and commitment to customer service. The program is focused on establishing Advance Auto Parts as the solution for a customer’s automotive needs. We utilize a mix of media that reinforces our brand image, including television, radio, print, promotional signage and outdoor media, plus our proprietary in-store television network and internet site.

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

        In 2004, we built upon the campaign by initiating a consumer education program. This program is intended to build our image as not only the source for product, but also the best resource for vehicle maintenance information. Our free brochure kiosk displaying “We’re ready with answers” and our free monthly video clinic broadcasts on Advance TV, our exclusive in-store how-to network, are just two elements of this growing program. We believe we will differentiate our stores from our competitors’ by providing our customers valuable information regarding “why-to” and “how-to” perform regular maintenance on their vehicles, in order to enhance their vehicles’ performance, reliability, safety and appearance. Our goal with this initiative is to continue our long-term brand building success, increase customer loyalty and expand our customer base.

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

Enterprise Information System

        Our management team has online access to certain financial information via Hyperion Analyzer, a web-enabled front-end tool, which retrieves information from a centralized database. This system, which is tightly integrated to our “best in class” PeopleSoft Financial and Human Resource systems, helps ensure that accurate, consistent, and timely financial information, including our sales, margin, payroll and other key metrics, is available to all levels of management. This system assists the management team in planning and responding to our business and industry trends quickly and cost-effectively. This system contains analysis tools that provide our management the ability to rank and rate their operations and identify “best practices” opportunities for business improvement.

Store Based Information Systems

        Our store based information systems, which are designed to improve the efficiency of our operations and enhance customer service, are comprised of point-of-sale, or POS, electronic parts catalog, or EPC, store-level inventory management and store intranet, or STORENET, systems. Additionally, we support store level operations with our management planning and training and customer contact systems. These systems are integrated tightly and together provide real time, comprehensive information to store and merchandising personnel, resulting in improved customer service levels, team member productivity and in-stock availability.

    Point-of-Sale. Our POS system is used to formulate pricing, marketing and merchandising strategies and to replenish inventory accurately and rapidly. We completed the implementation of our new POS system, or APAL, in all of our stores operating under the “Advance Auto Parts”, “Advance Discount Auto Parts” and “Discount Auto Parts” trade names during 2004. APAL is designed to improve customer checkout time and decrease the time required to train newly hired team members. In addition, APAL provides additional customer purchase history, which may be used for customer demographic analysis.

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

        In conjunction with the rollout of APAL, we also enhanced our EPC system in our stores. The enhanced EPC system, which is fully integrated with APAL, provides the capability of cataloging non-application specific parts and additional product information, such as technical service bulletins, installation instructions, images of parts, and related diagrams of automotive systems. The enhanced EPC system contains enhanced search engines and more user-friendly navigation tools that enhance our store team members’ ability to look-up any needed parts as well as additional products the customer needs to complete their automotive repair project. We believe these components will enhance our customers’ shopping experience with us and help them accurately complete the repair job the first time, saving them time and money.

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

        Store Level Inventory Management System. Our store-level inventory management system provides real-time inventory tracking at the store level. With the store-level system, store team members can check the quantity of on-hand inventory for any SKU, adjust stock levels for select items for store specific events, automatically process returns and defective merchandise, designate SKU’s for cycle counts and track merchandise transfers. As our stores converted to APAL, we implemented radio frequency hand held devices, which helps ensure the accuracy of our inventory.

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

        Management Planning and Training (MPT). MPT is our proprietary system designed to maximize the effectiveness of our store labor management and training processes. MPT gives our store managers the information they need to plan for peak customer traffic to ensure we have knowledgeable and friendly sales people in our stores, well-stocked shelves and clean stores to meet our customers’ needs. After a thorough review of all our store processes, we believe MPT improves our results of operations through improved labor productivity on all store level activities, including sales, team member development, administrative, cleaning, and unloading and stocking of weekly product deliveries.

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

Team Members

        At March 9, 2005, we employed 22,093 full-time team members and 15,702 part-time team members. Our workforce consisted of 86.3% team members employed in store-level operations, 9.3% employed in distribution and 4.4% employed in our corporate offices in Roanoke, Virginia. We have never experienced any labor disruption and are not party to any collective bargaining agreements. We believe that our team member relations are good.

        We allocate substantial resources to the recruiting, training and retention of team members. Our performance management process allows us to align each team member’s goals with our corporate strategic goals. We believe this program provides us with a well-trained, productive workforce that is committed to high levels of customer service and assures a qualified team to support future growth.

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

Item 2. Properties.

        The following table sets forth certain information relating to our distribution and other principal facilities:

Facility	Opening Date	Area Served	Size (Sq. ft.)(1)	Nature of Occupancy

Main Distribution Centers:
Roanoke, Virginia(2)	1988	Mid-Atlantic	433,681	Leased
Gadsden, Alabama (3)	1994	South	237,336	Owned
Lehigh, Pennsylvania(4)	2004	Northeast	635,487	Owned
Lakeland, Florida	1982	Florida	552,796	Owned
Gastonia, North Carolina	1969	North Carolina, South Carolina, Western Auto retail stores	634,472	Owned
Gallman, Mississippi	2001	South	388,168	Owned
Salina, Kansas	1971	West, Midwest	413,500	Owned
Delaware, Ohio	1972	Northeast	480,100	Owned
Thomson, Georgia	1999	Southeast	374,400	Owned

Master PDQ® Warehouse:
Andersonville, Tennessee	1998	All	115,019	Leased

PDQ® Warehouses:
Jeffersonville, Ohio (5)	1996	Midwest	50,000	Owned
Goodlettesville, Tennessee	1999	Central	36,450	Leased
Youngwood, Pennsylvania	1999	East	39,878	Leased
Riverside, Missouri	1999	West	43,912	Leased
Guilderland Center, New York	1999	Northeast	40,950	Leased
Temple, Texas	1999	Southwest	61,343	Leased
Palmas, Puerto Rico	2002	Puerto Rico	34,872	Leased
Altamonte Springs, Florida	1996	Central Florida	10,000	Owned
Jacksonville, Florida	1997	Northern Florida and Southern Georgia	12,712	Owned
Tampa, Florida	1997	West Central Florida	10,000	Owned
Hialeah, Florida	1997	South Florida	12,500	Owned
West Palm Beach, Florida	1998	Southeast Florida	13,300	Leased
Mobile, Alabama	1998	Alabama and Mississippi	10,000	Owned
Atlanta, Georgia	1999	Georgia and South Carolina	16,786	Leased
Tallahassee, Florida	1999	South Georgia and Northwest Florida	10,000	Owned
Fort Myers, Florida	1999	Southwest Florida	14,330	Owned

Corporate/Administrative Offices:
Roanoke, Virginia-corporate (6)	1995	All	49,000	Leased
Kansas City, Missouri-corporate	1999	All	12,500	Leased
Roanoke, Virginia-administrative	1998	All	40,000	Leased
Roanoke, Virginia-administrative	2002	All	69,200	Leased

(1)	Square footage amounts exclude adjacent office space.
(2)	This facility is owned by Nicholas F. Taubman. See “Item 13. Certain Relationships and Related Transactions.” Nicholas F. Taubman was the chairman of our board of directors through February 2003, at which time he resigned from our board of directors. On February 18, 2004, Mr. Taubman rejoined our board of directors.
(3)	This facility closed during 2004 and is currently held for sale.
(4)	This facility began receiving product at the end of 2004 and is scheduled to begin servicing store by the end of the first quarter of 2005.

(5)	Total capacity of this facility is approximately 433,000 square feet, of which 50,000 square feet continues to be used as a PDQ® warehouse. This facility was also used as a distribution center prior to its closure in the fourth quarter of 2001. This facility is currently held for sale.
(6)	This facility is owned by Ki, L.C., a Virginia limited liability company owned by two trusts for the benefit of a child and grandchild of Nicholas F. Taubman. See “Item 13. Certain relationships and Related Transactions.”

        At January 1, 2005, we owned 532 of our stores and leased 2,120 stores. The expiration dates, including the exercise of renewal options, of the store leases are summarized as follows:

Years	Stores (1)

2005-2006	59
2007-2011	238
2012-2016	498
2017-2026	1002
2027-2036	209
2037-2051	114

(1)	Of these stores, 14 are owned by an affiliate of us. See “Item 13. Certain Relationships and Related Transactions.”

Item 3. Legal Proceedings.

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

        Our Western Auto subsidiary, together with other defendants including automobile manufacturers, automotive parts manufacturers and other retailers, has been named as a defendant in lawsuits alleging injury as a result of exposure to asbestos-containing products. We and some of our other subsidiaries also have been named as defendants in many of these lawsuits. The plaintiffs have alleged that these products were manufactured, distributed and/or sold by the various defendants. To date, these products have included brake and clutch parts and roofing materials. Many of the cases pending against us or our subsidiaries are in the early stages of litigation. The damages claimed against the defendants in some of these proceedings are substantial. Additionally, some of the automotive parts manufacturers named as defendants in these lawsuits have declared bankruptcy, which will limit plaintiffs’ ability to recover monetary damages from those defendants. We believe that we have valid defenses against these claims. We also believe that most of these claims are at least partially covered by insurance. Based on discovery to date, we do not believe the cases currently pending will have a material adverse effect on us. However, if we were to incur an adverse verdict in one or more of these claims and were ordered to pay damages that were not covered by insurance, these claims could have a material adverse effect on our operating results, financial position and liquidity. If the number of claims filed against us or any of our subsidiaries alleging injury as a result of exposure to asbestos-containing products increases substantially, the costs associated with concluding these claims, including damages resulting from any adverse verdicts, could have a material adverse effect on our operating results, financial position and liquidity in future periods.

Item 4. Submission of Matters to a Vote of Security Holders.

      None.

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        Our common stock is listed on the New York Stock Exchange, or NYSE, under the symbol “AAP.” The table below sets forth, for the fiscal periods indicated, the high and low sale prices per share for our common stock, as reported by the NYSE.

	High	Low

Fiscal Year Ended January 1, 2005
Fourth Quarter	$43.75	$33.42
Third Quarter	$37.94	$33.02
Second Quarter	$46.17	$37.24
First Quarter	$44.41	$38.17
Fiscal Year Ended January 3, 2004
Fourth Quarter	$41.83	$36.43
Third Quarter	$37.60	$31.93
Second Quarter	$32.16	$23.78
First Quarter	$25.13	$18.50

        The closing price of our common stock on March 9, 2005 was $50.57. The table gives effect to our two-for-one stock split effectuated in the form of a 100% stock dividend distributed on January 2, 2004, as trading began on a post-split basis on January 5, 2004. At March 9, 2005, there were 439 holders of record of our common stock.

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

        The following table sets forth information with respect to repurchases of our common stock for the quarter ended January 1, 2005 (amounts in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs(1)(2)

October 10, 2004, to November 6, 2004	-	-	-	$150,059
November 7, 2004, to December 4, 2004	1,348	$41.72	1,348	93,826
December 5, 2004, to January 1, 2005	959	41.73	959	53,778

Total	2,307	$41.72	2,307	$53,778

(1)	All of the above repurchases were made on the open market at prevailing market rates plus related expenses under our stock repurchase program, which was authorized by our Board of Directors and publicly announced on August 11, 2004, for a maximum of $200 million in common stock and which expires on August 10, 2005.
(2)	The maximum dollar value yet to be purchased under our stock repurchase program excludes related expenses paid on previous purchases or anticipated expenses on future purchases.

Item 6.   Selected Financial Data.

        The following table sets forth our selected historical consolidated statement of operations, balance sheet and other operating data. The selected historical consolidated financial and other data at January 1, 2005 and January 3, 2004 and for the three years ended January 1, 2005 have been derived from our audited consolidated financial statements and the related notes included elsewhere in this report. The historical consolidated financial and other data at December 28, 2002, December 29, 2001 and December 30, 2000 and for the years ended December 29, 2001 and December 30, 2000 have been derived from our audited consolidated financial statements and the related notes that have not been included in this report. You should read this data along with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and the related notes included elsewhere in this report.

	Fiscal Year (1)(2)

	2004	2003	2002	2001	2000

	(in thousands, except per share data)
Statement of Operations Data:
Net sales	$3,770,297	$3,493,696	$3,204,140	$2,419,746	$2,167,308
Cost of sales	2,016,926	1,889,178	1,769,733	1,357,594	1,286,295
Supply chain initiatives(3)	-	-	-	9,099	-

Gross profit	1,753,371	1,604,518	1,434,407	1,053,053	881,013
Selling, general and administrative expenses(4)	1,424,613	1,305,867	1,202,524	938,300	792,551
Expenses associated with supply chain initiatives(5)	-	-	-	1,394	-
Impairment of assets held for sale(6)	-	-	-	12,300	856
Expenses associated with the merger related
restructuring(7)	-	-	597	3,719	-
Expenses associated with merger and integration(8)	-	10,417	34,935	1,135	-
Non-cash stock option compensation expense(9)	-	-	-	11,735	729

Operating income	328,758	288,234	196,351	84,470	86,877
Interest expense	(20,069)	(37,576)	(77,081)	(61,042)	(64,212)
(Loss) gain on extinguishment of debt	(3,230)	(47,288)	(16,822)	(6,106)	4,692
Expenses associated with secondary offering	-	-	(1,733)	-	-
Other income, net	289	341	963	1,033	581

Income from continuing operations before
income taxes, (loss) income on discontinued
operations and cumulative effect of a change in
accounting principle	305,748	203,711	101,678	18,355	27,938
Income tax expense	117,721	78,424	39,530	7,284	10,787

Income from continuing operations before
(loss) income on discontinued operations and
cumulative effect of a change in accounting principle	188,027	125,287	62,148	11,071	17,151
Discontinued operations:
(Loss) income from operations of discontinued Wholesale Distribution Network (including loss on disposal of $2,693 in 2003)	(63)	(572)	4,691	4,040	3,915
(Benefit) provision for income taxes	(24)	(220)	1,820	1,604	1,507

(Loss) income on discontinued operations	(39)	(352)	2,871	2,436	2,408
Cumulative effect of a change in accounting principle, net of $1,360 income taxes	-	-	-	(2,065)	-

Net income	$187,988	$124,935	$65,019	$11,442	$19,559

Income from continuing operations before (loss) income on discontinued operations and cumulative effect of a change in accounting principle per basic share	$2.54	$1.72	$0.89	$0.19	$0.30
Income from continuing operations before (loss) income on discontinued operations and cumulative effect of a change in accounting principle per diluted share	$2.49	$1.68	$0.86	$0.19	$0.30
Net income per basic share	$2.54	$1.71	$0.93	$0.20	$0.35
Net income per diluted share	$2.49	$1.67	$0.90	$0.20	$0.34
Weighted average basic shares outstanding(10)	73,897	72,999	70,098	57,274	56,592
Weighted average diluted shares outstanding(10)	75,481	74,743	72,376	58,316	57,222

Cash flows provided by (used in):

Operating activities	$263,794	$355,921	$242,996	$103,536	$103,951
Investing activities	(166,822)	(85,474)	(78,005)	(451,008)	(64,940)
Financing activities	(52,138)	(272,845)	(169,223)	347,580	(43,579)

	Fiscal Year (1)(2)

	2004	2003	2002	2001	2000

	(in thousands, except per share data and ratios)

Balance Sheet and Other Financial Data:

Cash and cash equivalents	$56,321	$11,487	$13,885	$18,117	$18,009
Inventory	$1,201,450	$1,113,781	$1,048,803	$982,000	$788,914
Inventory turnover(11)	1.74	1.72	1.75	1.72	1.69
Inventory per store(12)	$453,035	$438,669	$429,399	$392,635	$451,281
Accounts payable to inventory ratio(13)	53.7%	51.0%	44.9%	43.7%	49.2%
Net working capital(14)	$416,302	$372,509	$462,896	$442,099	$318,583
Capital expenditures(15)	$179,766	$101,177	$98,186	$63,695	$70,566
Total assets	$2,201,962	$1,983,071	$1,965,225	$1,950,614	$1,356,360
Total debt	$470,000	$445,000	$735,522	$955,737	$586,949
Total net debt(16)	$433,863	$464,598	$722,506	$972,368	$582,539
Total stockholders' equity	$722,315	$631,244	$468,356	$288,571	$156,271

Selected Store Data:

Comparable store sales growth (17)	6.1%	3.1%	5.5%	6.2%	4.4%
Number of stores at beginning of year	2,539	2,435	2,484	1,729	1,617
New stores	125	125	110	781	140
Closed stores(18)	(12)	(21)	(159)	(26)	(28)
Number of stores, end of period	2,652	2,539	2,435	2,484	1,729
Relocated stores	34	32	39	18	10
Stores with commercial delivery program, end of period	1,945	1,625	1,411	1,370	1,210
Total commercial sales, as a percentage of total retail sales	18.4%	15.8%	15.0%	16.8%	16.5%
Total store square footage, end of period	19,734	18,875	18,108	18,717	13,325
Average net sales per store(19)	$1,453	$1,379	$1,303	$1,346	$1,295
Average net sales per square foot (20)	$195	$186	$174	$175	$168

(1)	Our fiscal year consists of 52 or 53 weeks ending on the Saturday nearest to December 31. All fiscal years presented are 52 weeks, with the exception of 2003, which consists of 53 weeks.
(2)	The statement of operations data for each of the years presented reflects the operating results of the wholesale segment as discontinued operations.
(3)	Represents restocking and handling fees associated with the return of inventory as a result of our supply chain initiatives.
(4)	Selling, general and administrative expenses exclude certain charges disclosed separately and discussed in notes (5), (6), (7), (8), and (9) below.
(5)	Represents costs of relocating certain equipment held at facilities closed as a result of our supply chain initiatives.
(6)	Represents the devaluation of certain property held for sale, including the $1.6 million charge taken in the first quarter of 2001 and a $10.7 million charge taken in the fourth quarter of 2001.
(7)	Represents expenses related primarily to lease costs associated with 27 Advance Auto Parts stores identified to be closed at December 29, 2001 as a result of the Discount acquisition.
(8)	Represents certain expenses related to, among other things, overlapping administrative functions and store conversions as a result of the Discount acquisition.
(9)	Represents non-cash compensation expense related to stock options granted to certain of our team members, including a charge of $8.6 million in the fourth quarter of 2001 related to variable provisions of our stock option plans that were in place when we were a private company and eliminated in 2001.
(10)	Shares outstanding for each of the years presented gives effect to a 2 for 1 stock split effectuated by us in the form of a 100% stock dividend distributed on January 2, 2004.
(11)	Inventory turnover is calculated as cost of sales divided by the average of beginning and ending inventories. The fiscal 2003 cost of sales excludes the effect of the 53rd week in the amount of $34.3 million. The fiscal 2001 amounts were calculated by reducing the Discount inventory balances by one-thirteenth to reflect our ownership of that inventory from December 2, 2001 (the acquisition date) through December 29, 2001.

(12)	Inventory per store calculated as ending inventory divided by ending store count. Ending inventory used in this calculation excludes certain inventory related to the wholesale segment with the exception of fiscal 2003 and fiscal 2004.
(13)	Accounts payable to inventory ratio is calculated as ending accounts payable divided by ending inventory. Beginning in fiscal 2004, as a result of our new vendor financing program, we aggregate fincanced vendor accounts payable with ending accounts payable to calculate our accounts payable to inventory ratio.
(14)	Net working capital is calculated by subtracting current liabilities from current assets.
(15)	Capital expenditures for 2001 exclude $34.1 million for our November 2001 purchase of Discount's Gallman, Mississippi distribution facility from the lessor in connection with the Discount acquisition.
(16)	Net debt includes total debt and bank overdrafts, less cash and cash equivalents.
(17)	Comparable store sales is calculated based on the change in net sales starting once a store has been open for 13 complete accounting periods (each period represents four weeks). Relocations are included in comparable store sales from the original date of opening. Stores acquired in the Discount acquisition are included in the comparable sales calculation beginning in December 2002, which was 13 complete accounting periods after the acquisition date of November 28, 2001. We do not include net sales from the 35 Western Auto retail stores in our comparable store calculation as a result of their unique product offerings, including automotive service and tires. In 2003, the comparable store sales calculation included sales from our 53rd week compared to our first week of operation in 2003 (the comparable calendar week). In 2004, as a result of the 53rd week in 2003, the comparable store sales calculation exludes week one of sales from 2003.
(18)	Closed stores in 2002 include 133 Discount and Advance stores closed as part of the integration of Discount.
(19)	Average net sales per store is calculated as net sales divided by the average of beginning and ending number of stores for the respective period. The fiscal 2003 net sales exclude the effect of the 53rd week in the amount of $63.0 million. The fiscal 2001 amounts were calculated by reducing the number of Discount stores by one-thirteenth to reflect our ownership of Discount from December 2, 2001 (the acquisition date) through December 29, 2001.
(20)	Average net sales per square foot is calculated as net sales divided by the average of the beginning and ending total store square footage for the respective period. The fiscal 2003 net sales exclude the effect of the 53rd week in the amount of $63.0 million. The fiscal 2001 amounts were calculated by reducing the number of Discount stores by one-thirteenth to reflect our ownership of Discount from December 2, 2001 (the acquisition date) through December 29, 2001.

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

        Our fiscal year ends on the Saturday nearest December 31 of each year. Our first quarter consists of 16 weeks, and the other three quarters consist of 12 weeks, with the exception of the fourth quarter fiscal 2003 which consisted of 13 weeks due to our 53- week fiscal year in 2003.

Introduction

        We primarily operate within the United States automotive aftermarket industry, which includes replacement parts (excluding tires), accessories, maintenance items, batteries and automotive chemicals for cars and light trucks (pickup trucks, vans, minivans and sport utility vehicles). We currently are the second largest specialty retailer of automotive parts, accessories and maintenance items to “do-it-yourself,” or DIY, customers in United States, based on store count and sales. Our operations are conducted in one operating segment.

        At January 1, 2005, we operated 2,617 stores throughout 39 states in the Northeastern, Southeastern and Midwestern regions of the United States. These stores operated under the “Advance Auto Parts” trade name except for certain stores in the state of Florida, which operated under “Advance Discount Auto Parts” or “Discount Auto Parts” trade names. These stores offered automotive replacement parts, accessories and maintenance items, with no significant concentration in any specific product area. In addition, we operated 35 stores under the “Western Auto” trade name, located primarily in Puerto Rico and the Virgin Islands, which offer automotive tires and service in addition to automotive parts, accessories and maintenance items.

        The following table sets forth the number of new, closed and relocated stores and stores with commercial delivery programs during fiscal 2004, 2003 and 2002. We lease approximately 80% of our stores.

	Fiscal Year

	2004	2003	2002

Number of stores at beginning of year	2,539	2,435	2,484
New stores	125	125	110
Closed stores	(12)	(21)	(159)

Number of stores, end of period	2,652	2,539	2,435

Relocated Stores	34	32	39

Stores with commercial delivery programs	1,945	1,625	1,411

        We anticipate adding approximately 150 to 175 new stores during 2005 primarily through new store openings and selective acquisitions.

Management Overview

        In 2004, we produced solid growth in our sales and earnings and ended the year with strong sales momentum during the fourth quarter. We believe this momentum confirms that our initiatives are working and further makes us believe we are very well positioned for 2005 and beyond. In addition, our industry dynamics continue to become more positive each year. The average age of vehicles continues to increase and is now over nine years old. Currently, over 60% of actively driven vehicles are at least six years old and are beginning to enter the period when parts begin to fail. The replacement parts for these vehicles are higher due to the technological changes in recent models and the shift from cars to light trucks and sport utility vehicles. Beyond the positive fundamentals of our industry, the implementation of our initiatives remains on schedule. Our specific focus is to drive higher sales per store and thereby leverage our fixed expenses. The initiatives for driving this sales growth include:

•	Continued execution of our category management program;
•	Ongoing implementation of our 2010 store remodeling program;
•	Consistent growth and execution of our commercial delivery program;
•	Enhanced advertising and focus on serving the customer;
•	Training and development of our team members; and
•	Investing in technology and innovative store systems.

        In addition, we are focused on optimizing our overall expenses at all levels of the organization as well as continuing to execute our supply chain initiatives to better optimize our distribution costs and make our logistics network operate more efficiently and more productively.

        The following table highlights certain operating results and key metrics for 2004, 2003 and 2002:

	Fiscal Year

	2004	2003(1)	2002

Total net sales (in thousands)	$3,770,297	$3,493,696	$3,204,140
Comparable store sales growth	6.1%	3.1%	5.5%
DIY comparable store sales growth	2.8%	2.4%	5.6%
DIFM comparable store sales growth	22.9%	7.2%	5.0%
Average net sales per store (in thousands)	$1,453	$1,379	$1,303
Inventory per store (in thousands)	$453,035	$438,669	$429,399
Inventory turnover	1.74	1.72	1.75
Gross margins	46.5%	45.9%	44.8%
Operating margins	8.7%	8.3%	6.1%

Note: These metrics should be reviewed along with the footnotes to the table setting forth our selected store data in Item 6. “Selected Financial Data” located elsewhere in this report. The footnotes contain descriptions regarding the calculation of these metrics.

(1) All financial metrics for 2003 include the 53rd week, except the average net sales per store and inventory turnover metrics.

Key 2004 Events

        The following key events occurred during 2004 and reflect opportunities that will support our strategic initiatives discussed above:

•	Our board of directors authorized a $200 million stock repurchase program during the third quarter of 2004. This program allows us to repurchase outstanding shares of our common stock at prices that we believe are attractive with confidence of our ability to produce strong operating results in the future. As of January 1, 2005, we had repurchased a total of 3.7 million shares at an aggregate cost of $146.2 million.

•	We entered into a vendor financing program during the first quarter of 2004 allowing us to extend our payment terms on certain merchandise purchases. This program will allow us to leverage our working capital and utilize existing cash flow to fund our strategic initiatives and capital requirements.

•	During 2004, we purchased a new Northeast distribution center in Pennsylvania. This facility is planned to begin servicing our expanding store base in the Northeast region of the United States during the first quarter of 2005.

•	We completed the refinancing of our senior credit facility during the fourth quarter of 2004. Our amended senior credit facility provided for an additional $100 million for stock buybacks under our stock repurchase program.

Discontinued Operations

        Prior to 2004, we operated a second segment for our wholesale business. On December 19, 2003, we discontinued the supplying of merchandise to our wholesale distribution network. The wholesale distribution network, or Wholesale, consisted of independently owned and operated dealer locations, for which we supplied merchandise inventory and certain services. Due to the wide variety of products supplied to the dealers and the reduced concentration of stores spread over a wide geographic area, it had become difficult to serve these dealers effectively. This component of our business operated in the wholesale segment and excluding certain allocated and team member benefit expenses of $2.4 million and $3.3 million for fiscal years 2003 and 2002, represented the entire results of operations previously reported in that segment. We have classified these operating results as discontinued operations in the accompanying consolidated statements of operations for the fiscal year ended January 3, 2004 and December 28, 2002 to reflect this decision. For the fiscal year ended January 1, 2005, the operating results related to the discontinued wholesale business were minimal as a result of recognizing an estimate of exit costs in fiscal 2003.

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

   Vendor Incentives

        We receive incentives in the form of reductions to amounts owed and/or payments from vendors related to cooperative advertising allowances, volume rebates and other promotional consideration. We account for vendor incentives in accordance with Emerging Issues Task Force, or EITF, No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.” Many of the incentives are provided under long-term agreements (terms in excess of one year), while others are negotiated on an annual basis. Certain vendors require us to use cooperative advertising allowances exclusively for advertising. We define these allowances as restricted cooperative advertising allowances and recognize them as a reduction to selling, general and administrative expenses as incremental advertising expenditures are incurred. The remaining cooperative advertising allowances not restricted by our vendors and volume rebates are earned based on inventory purchases and recorded as a reduction to inventory and recognized through cost of sales as the inventory is sold.

        We recognize certain other promotional incentives earned under long-term supply agreements as a reduction to cost of sales. These incentives are recognized based on the cumulative purchases as a percentage of total estimated purchases over the life of the agreement. The estimate of total purchases are highly sensitive to market demand for that product and could positively or negatively impact our cost of sales if actual purchases or results from any year differ from our estimates, however, incentives earned over the life of the agreement would be the same. Incentives associated with short-term agreements are recognized as a reduction to cost of sales over the course of the annual agreements.

        Amounts received or receivable from vendors that are not yet earned are reflected as deferred revenue. Management’s estimate of the portion of deferred revenue that will be realized within one year of the balance sheet date is included in other current liabilities. Earned amounts that are receivable from vendors are included in accounts receivable except for that portion expected to be received after one year, which is included in other assets.

   Inventory Reserves

        We establish reserves for inventory shrink, as an increase to our cost of sales, for our stores and distribution centers based on our extensive and frequent cycle counting program. Our estimates of these shrink reserves depend on the accuracy of the program, which is dependent on compliance rates of our facilities and the execution of the required procedures. We evaluate the accuracy of this program on an on-going basis and believe it provides reasonable assurance for the established reserves.

        Reserves for potentially excess and obsolete inventories are recorded as well based on current inventory levels of discontinued product and historical analysis of the liquidation of discontinued inventory below cost. The nature of our inventory is such that the risk of obsolescence is minimal and excess inventory has historically been returned to our vendors for credit. We provide reserves where less than full credit will be received for such returns and where we anticipate that items will be sold at retail prices that are less than recorded cost. We develop these estimates based on the determination of return privileges with vendors, the level of credit provided by the vendor and management’s estimate of the discounts to recorded cost, if any, required by market conditions. Future changes by vendors in their policies or willingness to accept returns of excess inventory could require us to revise our estimates of required reserves for excess and obsolete inventory and result in a negative impact on our consolidated statement of operations.

   Warranty Reserves

        Our vendors are primarily responsible for warranty claims. We are responsible for merchandise and services sold under warranty which are not covered by vendor warranties (primarily batteries and roadside assistance). We record a reserve for future warranty claims as an increase in our cost of sales based on current sales of the warranted products and historical claim experience. If claims experience differs from historical levels, revisions in our estimates may be required, which could have an impact on our consolidated statement of operations.

   Self-Insured Reserves

        We are self-insured for general and automobile liability, workers’ compensation and the health care claims of our team members, although we maintain stop-loss coverage with third-party insurers to limit our total liability exposure. A reserve for liabilities associated with these losses is established for claims filed and claims incurred but not yet reported based upon our estimate of ultimate cost, which we calculate using analyses of historical data, demographic and severity factors and valuations provided by third-party actuaries. Management monitors new claims and claim development as well as negative trends related to the claims incurred but not reported in order to assess the adequacy of our insurance reserves. On a periodic basis, we also review our assumptions with our third-party actuaries. While we do not expect the amounts ultimately paid to differ significantly from our estimates, our self-insurance reserves and corresponding selling, general and administrative expenses could be affected if future claim experience differs significantly from historical trends and actuarial assumptions.

   Leases and Leasehold Improvements

        We lease certain store locations, distribution centers, office space, equipment and vehicles. We account for our leases under the provisions of SFAS No. 13 “Accounting for Leases” and subsequent amendments which require that leases be evaluated and classified as operating leases or capital leases for financial reporting purposes. Certain leases contain rent escalation clauses, which are recorded on a straight-line basis over the initial term of the lease with the difference between the rent paid and the straight-line rent recorded as a deferred rent liability. Lease incentive payments received from landlords are recorded as deferred rent liabilities and are amortized on a straight-line basis over the lease term as a reduction in rent. In addition, leasehold improvements associated with these operating leases are amortized over the shorter of their economic lives or the respective lease terms. The term of each lease is generally the initial term of the lease unless external economic factors were to exist such that renewals potentially provided for in the lease are reasonably assured to be exercised. In those instances the renewal period would be included in the lease term for purposes of establishing an amortization period and determining if such lease qualified as a capital or operating lease.

   Closed Store Liabilities

        We recognize a reserve for future obligations at the time we close a leased store location. The reserve includes the present value of the remaining lease obligations and management’s estimate of future costs for common area maintenance and taxes, offset by the present value of management’s estimate of potential subleases and lease buyouts. These estimates are based on current market conditions and our experience of obtaining subleases or buyouts on similar properties. However, our inability to enter into the subleases or obtain buyouts due to a change in the economy or prevailing real estate markets for these properties within the estimated timeframe may result in increases or decreases to these reserves and could impact our selling, general and administrative expenses, as well as our consolidated statement of operations and cash flows.

Components of Statement of Operations

Net Sales

        Net sales consist primarily of comparable store sales, new store net sales, service sales (offered only in the Western Auto retail locations) and finance charges on installment sales. We calculate comparable store sales based on the change in net sales starting once a store has been opened for 13 complete accounting periods. We include relocations in comparable store sales from the original date of opening. We exclude net sales from the 35 Western Auto retail stores from our comparable store sales as a result of their unique product offerings, including automotive service and tires.

        Our fiscal year ends on the Saturday closest to December 31 and consists of 52 or 53 weeks. Our 2004 fiscal year began on January 4, 2004 and consisted of 52 weeks, while our 2003 fiscal year began on December 29, 2002 and consisted of 53 weeks. The extra week of operations in fiscal 2003 results in our fiscal 2004 consisting of non-comparable calendar weeks to fiscal 2003. To create a meaningful comparable store sales measure for fiscal 2004, we have compared the calendar weeks of 2004 to the corresponding calendar weeks of fiscal 2003. Accordingly, our calculation of comparable stores sales for fiscal 2004 excludes week one of operations from fiscal 2003.

Cost of Sales

        Our cost of sales consists of merchandise costs, net of incentives under vendor programs, inventory shrinkage and warehouse and distribution expenses. Gross profit as a percentage of net sales may be affected by variations in our product mix, price changes in response to competitive factors and fluctuations in merchandise costs and vendor programs. We seek to avoid fluctuation in merchandise costs and instability of supply by entering into long-term purchasing agreements with vendors when we believe it is advantageous.

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

Results of Operations

The following table sets forth certain of our operating data expressed as a percentage of net sales for the periods indicated.

	Fiscal Year Ended

	January 1, 2005	January 3, 2004	December 28, 2002

Net sales	100.0%	100.0%	100.0%
Cost of sales	53.5	54.1	55.2

Gross profit	46.5	45.9	44.8
Selling, general and administrative expenses	37.8	37.3	37.6
Expenses associated with merger and integration	-	0.3	1.1
Expenses associated with merger related restructuring	-	-	0.0

Operating income	8.7	8.3	6.1
Interest expense	(0.5)	(1.1)	(2.4)
Loss on extinguishment of debt	(0.1)	(1.4)	(0.5)
Expenses associated with secondary offering	-	-	(0.1)
Other income, net	0.0	0.0	0.0
Income tax expense	3.1	2.2	1.2

Income from continuing operations before discontinued operations	5.0	3.6	1.9
Discontinued operations:
(Loss) income from operations of discontinued wholesale distribution network	(0.0)	(0.0)	0.1
(Benefit) provision for income taxes	(0.0)	(0.0)	0.0

(Loss) income on discontinued operations	(0.0)	(0.0)	0.1

Net income	5.0%	3.6%	2.0%

   Fiscal 2004 Compared to Fiscal 2003

        Net sales for 2004 were $3,770.3 million, an increase of $276.6 million, or 7.9%, over net sales for 2003. Excluding the effect of the 53rd week for 2003 our net sales increased $339.6 million, or 9.9%, over net sales for 2003. The net sales increase was due to an increase in the comparable store sales of 6.1% and contributions from our 125 new stores opened within the last year. The comparable store sales increase was driven by increases in both customer traffic and average ticket sales. Overall, we believe our 2010 store format, category management and enhanced nationwide advertising program drove our growth in net sales. In addition, we believe our DIFM sales have increased as a result of the continued execution of our commercial delivery programs in our existing markets and our continued focus on a high level of service to our DIFM customers.

        Gross profit for 2004 was $1,753.4 million, or 46.5% of net sales, as compared to $1,604.5 million, or 45.9% of net sales, in 2003. The increase in gross profit as a percentage of sales reflects continued benefits realized from our category management initiatives and reduced inventory shrinkage. In 2005, we anticipate our gross profit to continue to improve as a result of the benefits realized from our category management initiatives, including the expansion of our private label brand and proprietary brands, and the continued execution of our supply chain initiatives.

        Selling, general and administrative expenses increased to $1,424.6 million, or 37.8% of net sales for 2004, from $1,316.3 million, or 37.6% of net sales for 2003. The increase in selling, general and administrative expenses as a percentage of net sales in 2004 was primarily a result of increased expenses associated with our self-insurance programs, including the increased costs required to close claims below our stop-loss limits and increased medical costs for covered team members due to inflation in the health care sector. Selling, general and administrative expenses for 2003 included $10.4 million in merger and integration expenses related to the integration of Discount. These integration expenses were related to, among other things, overlapping administrative functions and store conversion expenses. Excluding the merger and integration expenses from 2003, selling, general and administrative expenses were 37.3% of net sales.

        Interest expense for 2004 was $20.1 million, or 0.5% of net sales, as compared to $37.6 million, or 1.1% of net sales, in 2003. The decrease in interest expense is a result of lower overall interest rates resulting primarily from our redemption of our outstanding senior subordinated notes and senior discount debentures in the first quarter of fiscal 2003. Additionally, the decrease is a result of lower average outstanding debt levels on our senior credit facility throughout fiscal 2004 as compared to fiscal 2003.

        Income tax expense for 2004 was $117.7 million, as compared to $78.4 million for 2003. This increase in income tax expense primarily reflects our higher earnings. Our effective income tax rate was 38.5% for both 2004 and 2003.

        We recorded net income of $188.0 million, $2.49 per diluted share for 2004, as compared to $124.9 million, or $1.67 per diluted share for 2003. As a percentage of sales, net income for 2004 was 5.0%, as compared to 3.6% for 2003. Our net income for 2003 included the effect of expenses associated with merger and integration and loss on extinguishment of debt of $35.5 million, or $0.47 per diluted share.

   Fiscal 2003 Compared to Fiscal 2002

        Net sales for 2003 were $3,493.7 million, an increase of $289.6 million, or 9.0%, over net sales for 2002. Excluding the effect of the 53rd week our net sales increased $226.6 million, or 7.1%, over net sales for 2002. The net sales increase was due to an increase in the comparable store sales of 3.1%, driven by increases in both customer traffic and average ticket sales, and contributions from the 125 new stores opened within the last year. Increases in both our DIY and DIFM business contributed to the comparable store sales increase.

        Gross profit for 2003 was $1,604.5 million, or 45.9% of net sales, as compared to $1,434.4 million, or 44.8% of net sales, in 2002. The increase in gross profit as a percentage of sales reflects continued benefits realized from our category management initiatives and improved efficiencies in our logistics network.

        Selling, general and administrative expenses, including merger and integration costs of $10.4 million in 2003, increased to $1,316.3 million, or 37.6% of net sales for 2003, from $1,238.1 million, or 38.7% of net sales for 2002. In 2002, merger and integration costs were $35.5 million. The decrease in selling, general and administrative expenses as a percentage of net sales is primarily a result of a decrease in merger and integration expenses related to the integration of Discount. These integration expenses are related to, among other things, overlapping administrative functions and store conversion expenses. The decline in merger and integration costs was anticipated as we approached the completion of the Discount integration. Excluding the impact of the merger and integration costs, the decline in selling, general and administrative expenses as a percentage of net sales is a result of leveraging our fixed costs as a result of the impact of the 53rd week of operations in the fourth quarter of 2003.

        Interest expense for 2003 was $37.6 million, or 1.1% of net sales, as compared to $77.1 million, or 2.4% of net sales, in 2002. The decrease in interest expense is a result of lower overall interest rates resulting primarily from our redemption of our outstanding senior subordinated notes and senior discount debentures in first quarter 2003. Additionally, the decrease is a result of overall lower debt levels in 2003 as compared to 2002.

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

Quarterly Financial Results (unaudited) (in thousands, except per share data)

	16-Weeks Ended 4/19/2003	12-Weeks Ended 7/12/2003	12-Weeks Ended 10/4/2003	13-Weeks Ended 1/3/2004	16-Weeks Ended 4/24/2004	12-Weeks Ended 7/17/2004	12-Weeks Ended 10/9/2004	12-Weeks Ended 1/1/2005

Net sales	$1,005,968	$827,348	$839,101	$821,279	$1,122,918	$908,412	$890,161	$848,806
Gross profit	463,989	379,474	386,928	374,127	520,898	422,302	416,515	393,656
Net income	$5,041	$43,458	$45,164	$31,272	$51,291	$53,235	$51,393	$32,069

Net income per share:
Basic	$0.07	$0.60	$0.61	$0.42	$0.69	$0.71	$0.69	$0.44
Diluted	$0.07	$0.58	$0.60	$0.41	$0.68	$0.70	$0.68	$0.43

Liquidity and Capital Resources

Overview of Liquidity

        Our primary cash requirements include the purchase of inventory, capital expenditures, repurchasing shares under our stock repurchase program and contractual obligations. We have financed these requirements primarily through a combination of cash generated from operations and borrowings under our senior credit facility.

        At January 1, 2005, our cash balance was $56.3 million, an increase of $44.8 million compared to 2003. Our cash balance increased primarily due to our increased earnings in 2004, as well as a decrease in cash used to repay or redeem indebtedness compared to 2003. In 2003, we used available funds combined with borrowings under our senior credit facility to redeem our senior discount debentures and senior subordinated notes. At January 1, 2005, we had outstanding indebtedness consisting of borrowings of $470.0 million under our senior credit facility, an increase of $25.0 million from 2003. Additionally, we had $38.8 million in letters of credit outstanding, which reduced our availability under the revolving credit facility to $161.2 million. Our availability under our revolving credit facility increased by $38.8 million from $122.4 at the end of fiscal 2003 due to the increase in our revolving credit facility from $160.0 million to $200.0 million. This increase resulted from the refinancing of our senior credit facility, which gives us additional funds for our primary cash requirements.

Capital Expenditures

        Our primary capital requirements have been the funding of our continued store expansion program, including new store openings and store acquisitions, store relocations and remodels, inventory requirements, the construction and upgrading of distribution centers, the development and implementation of proprietary information systems and our strategic acquisitions.

         Our capital expenditures were $179.8 million in 2004. These amounts included costs of $50.0 million for the construction and preparation of our Northeastern distribution center and additional amounts related to new store openings, the upgrade of our information systems, remodels and relocations of existing stores, including our continued physical conversion of stores acquired in the Discount acquisition to our Advance Auto Parts store format. In 2005, we anticipate that our capital expenditures will be approximately $180.0 million to $200.0 million.

        Our new stores, if leased, require capital expenditures of approximately $160,000 per store and an inventory investment of approximately $170,000 per store, net of vendor payables. A portion of the inventory investment is held at a distribution facility. Pre-opening expenses, consisting primarily of store set-up costs and training of new store team members, average approximately $20,000 per store and are expensed when incurred.

        Our future capital requirements will depend on the number of new stores we open or acquire and the timing of those openings or acquisitions within a given year. We opened 125 new stores each year during 2004 and 2003. We anticipate adding approximately 150 to 175 new stores during 2005 primarily through new store openings and selective acquisitions.

Vendor Financing Program

        Historically, we have negotiated extended payment terms from suppliers that help finance inventory growth, and we believe that we will be able to continue financing much of our inventory growth through such extended payment terms. During the first quarter of fiscal 2004, we entered into a short-term financing program with a bank, allowing us to extend our payment terms on certain merchandise purchases. Under this program, we issue negotiable instruments to our vendors in lieu of a cash payment. Each vendor is able to present the instrument to the bank for payment at an agreed upon discount rate. At January 1, 2005, $56.9 million was payable to the bank by us under this program. This program will allow us to further reduce our working capital invested in current inventory levels and finance future inventory growth. Additionally, our new senior credit facility allows us to increase our capacity under this program from $100 million to $150 million during 2005.

Stock Repurchase Program

        During the third quarter of fiscal 2004, our Board of Directors authorized a stock repurchase program of up to $200.0 million of our common stock plus related expenses. The program will allow us to repurchase our common stock on the open market or in privately negotiated transactions form time to time in accordance with the requirements of the Securities and Exchange Commission. As of January 1, 2005, we had repurchased a total of 3.7 million shares of common stock at an aggregate cost of $146.2 million, or $39.52 per share. At January 1, 2005, we had $53.8 million, excluding related expenses, available for future stock repurchases under the stock repurchase program. As of March 9, 2005, we had repurchased an additional 1.0 million shares of common stock at an aggregate cost of $43.0 million.

Deferred Compensation and Postretirement Plans

        We maintain two deferred compensation plans. Our ongoing plan was established in 2003 as an unqualified deferred compensation plan established for certain of our key team members. This plan provides for a mimimum and maximum deferral percentage of the team member base salary and bonus, as determined by our Retirement Plan Committee. We fund the plan liability by remitting the team members’ deferral to a Rabbi Trust where these deferrals are invested in trading securities. Accordingly, all gains and losses on these underlying investments are held in the Rabbi Trust to fund the deferred compensation liability. At January 1, 2005, the liability related to this plan was $1.8 million, all of which is current. We also maintain an unfunded deferred compensation plan established prior to the 1998 Western merger for certain key team members of Western. The plan was frozen at the date of the Western merger. At January 1, 2005, the total liability for the Western plan was $1.6 million, of which $0.3 million is recorded as a current liability. The classification for the Western deferred compensation plan is determined by payment terms elected by plan participants, which can be changed upon 12 months’ notice.

        We provide certain health care and life insurance benefits for eligible retired team members through our postretirement plan. At January 1, 2005, our accrued benefit cost related to this plan was $17.4 million. The plan has no assets and is funded on a cash basis as benefits are paid/incurred. The discount rate that we utilize for determining our postretirement benefit obligation is actuarially determined. The discount rate utilized at January 1, 2005 and January 4, 2004 was 5.75% and 6.25%, respectively. We reserve the right to change or terminate the benefits or contributions at any time. We also continue to evaluate ways in which we can better manage these benefits and control costs. Any changes in the plan or revisions to assumptions that affect the amount of expected future benefits may have a significant impact on the amount of the reported obligation and annual expense. Effective second quarter of 2004, we amended the Plan to exclude outpatient prescription drug benefits to Medicare eligible retirees effective January 1, 2006. Due to this negative plan amendment, our accumulated postretirement benefit obligation was reduced by $7.6 million, resulting in an unrecognized negative prior service cost in the same amount. The unrecognized negative prior service cost is being amortized over the estimated remaining life expectancy of the plan participants of 13 years.

Analysis of Cash Flows

	Fiscal Year

(in millions)	2004	2003	2002

Cash flows from operating activities	$263.7	$355.9	$243.0
Cash flows from investing activities	(166.8)	(85.5)	(78.0)
Cash flows from financing activities	(52.1)	(272.8)	(169.2)

Net increase (decrease) in cash and cash equivalents	$44.8	$(2.4)	$(4.2)

Operating Activities

        For fiscal 2004, net cash provided by operating activities decreased $92.2 million to $263.7 million. Significant components of this decrease consisted of:

•	a $63.1 million increase in earnings from fiscal 2003;
•	a $47.2 million reduction in deferred income tax provision, primarily reflective of (1) the reduction in operating loss carryforwards from prior years and (2) the impact of the loss on extinguishment of debt from fiscal 2003;
•	a $22.8 million increase in inventory growth; and
•	a $77.9 million decrease in cash flow from accounts payable, excluding the impact of our vendor financing program which began in fiscal 2004.

        For fiscal 2003, net cash provided by operating activities increased $112.9 million to $355.9 million. Significant components of this increase consisted of:

•	a $59.9 million increase in earnings primarily due to a reduction in merger and integration expenses and increased operating margins; and
•	a $47.3 million loss on extinguishment of debt in fiscal 2003 compared to $16.8 million loss on extinguishment of debt in fiscal 2002.

Investing Activities

        For fiscal 2004, net cash used in investing activities increased by $81.3 million to $166.8 million. The primary increase in cash used in investing activities relates to an increase in capital expenditures of $50.0 million for the construction and preparation of our Northeastern distribution center.

        For fiscal 2003, net cash used in investing activities increased by $7.5 million to $85.5 million. Significant components of this increase consisted of:

•	a $17.7 million reduction in proceeds received on the disposal of assets; and
•	a decrease in cash used for acquisition purposes compared to 2002 when $13.2 million was used to acquire certain assets of Trak Auto Parts, Inc.

Financing Activities

        For fiscal 2004, net cash used in financing activities decreased by $220.7 million to $52.1 million, primarily due to a cash outflow of $406.4 million during fiscal 2003 for the early redemption of our senior discount debentures and senior subordinated notes. Cash used for financing activities in fiscal 2004 consisted primarily of:

•	$146.4 million used to repurchase shares of our common stock under our stock repurchase program;
•	a $56.9 million cash inflow associated with inventory purchased under our vendor financing program;

•	a $25.0 million increase in net borrowings as a result of $105.0 million in principal prepayments on our previous senior credit facility prior to scheduled maturity, offset by borrowings from our amended senior credit facility; and
•	$20.5 million in proceeds from team member exercises of stock options.

        For fiscal 2003, net cash used in financing activities increased by $103.6 million to $272.8 million. Significant components of this increase consisted of:

•	a $70.9 million increase in net borrowings, which is reflective of the redemption of our senior discount debentures and senior subordinated notes using proceeds from our senior credit facility;
•	$88.7 in proceeds from an equity offering during fiscal 2002;
•	a $64.1 million cash inflow from the fluctuation of bank overdrafts from fiscal 2002; and
•	$38.3 million paid in debt related costs in connection with the above redemption.

Contractual Obligations

        Our future contractual obligations related to long-term debt and operating leases at January 1, 2005 were as follows:

Contractual Obligations(1)	Total	Fiscal 2005	Fiscal 2006	Fiscal 2007	Fiscal 2008	Fiscal 2009	Thereafter

(in thousands)
Long-term debt	$470,000	$31,700	$24,525	$40,200	$63,375	$52,700	$257,500
Operating leases	$1,322,000	$188,355	$167,618	$152,057	$134,357	$113,551	$566,062

	$1,792,000	$220,055	$192,143	$192,257	$197,732	$166,251	$823,562

Other long-term liabilities(2)	$80,222	$-	$-	$-	$-	$-	$-

(1)	We currently do not have minimum purchase commitments under our vendor supply agreements.
(2)	Primarily includes employee benefits accruals, restructuring and closed store liabilities and deferred income taxes for which no contractual payment schedule exists.

Long Term Debt

        Senior Credit Facility. On November 3, 2004, we entered into a new amended and restated $670 million senior credit facility. The new senior facility provides for a $200.0 million tranche A term loan and a $170.0 million tranche B term loan. Proceeds from these term loans were used to refinance our tranche D and E term loans and revolver under our previous facility. Additionally, the new senior credit facility provides for a $100.0 million delayed draw term loan, which is available exclusively for stock buybacks under our stock repurchase program, and a $200.0 million revolving facility, or the revolver (which provides for the issuance of letters of credit with a sub limit of $70.0 million). In conjunction with this refinancing, we wrote-off deferred financing costs related to the previous term loans in accordance with EITF Issue No. 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments”. The write-off of these costs combined with additional costs required to establish the new facility resulted in a loss on extinguishment of debt of $2.8 million in the accompanying consolidated statements of operations for the year ended January 1, 2005. Earlier during fiscal 2004, we made $105.0 million of repayments on our previous senior credit facility prior to their scheduled maturity. In conjunction with these partial repayments, we wrote-off $0.4 million, which is also classified as a loss on extinguishment of debt in the accompanying consolidated statement of operations for the year ended January 1, 2005.

        At January 1, 2005, our senior credit facility consisted of (1) a tranche A term loan facility with a balance of $200.0 million, a tranche B term loan facility with a balance of $170.0 million, a delayed draw term loan with a balance of $100.0 million and (2) a $200.0 million revolving credit facility (including a letter of credit sub facility) (of which $161.2 million was available as a result of $38.8 million in letters of credit outstanding). The senior credit facility is jointly and severally guaranteed by all of our domestic subsidiaries (including Discount and its subsidiaries) and is secured by all of our assets and the assets of our existing and future domestic subsidiaries (including Discount and its subsidiaries).

        The tranche A term loan currently requires scheduled repayments of $7.5 million on March 31, 2005 and quarterly thereafter through December 31, 2006, $10.0 million on March 31, 2007 and quarterly thereafter through December 31, 2007, $12.5 million on March 31, 2008 and quarterly thereafter through June 30, 2009 and 25.0 million due at maturity on September 30, 2009. The tranche B term loan currently requires scheduled repayments of $0.4 million on March 31, 2005 and quarterly thereafter, with a final payment of $160.7 million due at maturity on September 30, 2010. The delayed draw term loan currently requires scheduled repayments of 0.25% of the aggregate principal amount outstanding on March 31, 2006 and quarterly thereafter, with a final payment due at maturity on September 30, 2010. The revolver expires on September 30, 2009.

        The interest rates on the tranche A and B term loans, the delayed draw term loan and the revolver are based, at our option, on an adjusted LIBOR rate, plus a margin, or an alternate base rate, plus a margin. The initial margin for the tranche A term loan and revolver is 1.50% and 0.50% per annum for the adjusted LIBOR and alternate base rate borrowings, respectively. The initial margin for the tranche B term loan and the delayed draw term loan is 1.75% and 0.75% per annum for the adjusted LIBOR and alternate base rate borrowings, respectively. Additionally, a commitment fee of 0.375% per annum is charged on the unused portion of the tranche A term loan and revolver, payable in arrears. A commitment fee of 1.75% per annum is charged on the unused portion of the delayed draw term loan, payable in arrears.

        As of January 1, 2005, we had two interest rate swap agreements outstanding on an aggregate of $125 million of debt under our credit facility. The first swap allows us to fix our LIBOR rate at 2.269% on $75.0 million of variable rate debt. The first swap has a term of 36 months and expires in the first quarter of fiscal 2006. The second swap allows us to fix our LIBOR rate at 1.79% on $50.0 million of variable rate debt. The second swap has a term of 24 months and expires in the first quarter of fiscal 2005.

        Subsequent to January 1, 2005 and in an effort to manage our future interest rate risk, we entered into the following three new interest rate swap agreements on an aggregate of $175 million of debt under our senior credit facility:

•	The first swap, beginning in March 2005, allows us to fix our total interest rate at 4.153% on $50 million of our debt for a term of 48 months;
•	The second swap, beginning in March 2005, allows us to fix our total interest rate at 4.255% on $75 million of our debt for a term of 60 months; and
•	The third swap, beginning in March 2006, allows us to fix our total interest rate at 4.6125% on $50 million of our debt for a term of 54 months.

        The senior credit facility is secured by a first priority lien on substantially all, subject to certain exceptions, of our assets and the assets of our existing domestic subsidiaries and will be secured by the properties and assets of our future domestic subsidiaries. The senior credit facility contains covenants restricting the ability of us and our subsidiaries to, among other things, (1) declare dividends or redeem or repurchase capital stock, (2) prepay, redeem or purchase debt, (3) incur liens or engage in sale-leaseback transactions, (4) make loans and investments, (5) incur additional debt (including hedging arrangements), (6) engage in certain mergers, acquisitions and asset sales, (7) engage in transactions with affiliates, (8) change the nature of our business and the business conducted by our subsidiaries and (9) change our passive holding company status. We are also required to comply with financial covenants with respect to a maximum leverage ratio, a minimum interest coverage ratio, a minimum current assets to funded senior debt ratio, a maximum senior leverage ratio and limits on capital expenditures. We were in compliance with the above covenants at January 1, 2005.

Credit Ratings

        At January 1, 2005, we had a credit rating on our senior credit facility from Standard & Poor’s of BB+ and a credit rating of Ba2 from Moody’s Investor Service. The current pricing grid used to determine our borrowing rates under our senior credit facility is based on such credit ratings. If these credit ratings decline, our interest expense may increase. Conversely, if these credit ratings increase, our interest expense may decrease.

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

Recent Accounting Pronouncements

        In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections.” As a result of rescinding FASB Statement No. 4, “Reporting Gains Losses from Extinguishment of Debt,” gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” This statement also amends FASB Statement No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Additional amendments include changes to other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. We adopted SFAS No. 145 during the first quarter of fiscal 2003. For the fiscal years ended 2004, 2003 and 2002, we recorded losses on the extinguishment of debt of $3,230, $47,288 and $16,822.

        In July 2003 (as subsequently updated in November 2003), the FASB released Emerging Issues Task Force, or EITF, Issue No. 03-10, “Application of Issue No. 02-16 by Resellers to Sales Incentives Offered to Customers by Manufacturers.” This EITF addresses whether a reseller should account for consideration received from a vendor that is a reimbursement by the vendor for honoring the vendor’s sales incentives offered directly to consumers in accordance with the guidance in EITF Issue No. 02-16. For purposes of this Issue, the “vendor’s sales incentive offered directly to consumers” is limited to a vendor’s incentive (i) that can be tendered by a consumer at resellers that accept manufacturer’s incentives in partial (or full) of the price charged by the reseller for the vendor’s product, (ii) for which the reseller receives a direct reimbursement from the vendor (or a clearinghouse authorized by the vendor) based on the face amount of the incentive, (iii) for which the terms of reimbursement to the reseller for the vendor’s sales incentive offered to the consumer must not be influenced by or negotiated in conjunction with any other incentive arrangements between the vendor and the reseller but, rather may only be determined by the terms of the incentive offered to consumers and (iv) whereby the reseller is subject to an agency relationship with the vendor, whether expressed or implied, in the sales incentive transaction between the vendor and the consumer. The consensus is that sales incentives that meet all of such criteria are not subject to the guidance in Issue No. 02-16. The release is effective for fiscal periods beginning after November 25, 2003. We adopted this release during the first quarter of fiscal 2004 with no impact on our financial position or results of operations.

        In May 2004, the FASB issued FASB Staff Position, or FSP, 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” FSP 106-2 addresses the appropriate accounting and disclosure requirements for companies that sponsor a postretirement health care plan that provides prescription drug benefits. The new guidance was deemed necessary as a result of the 2003 Medicare prescription law which includes a federal subsidy for qualifying companies. The effective date of FSP 106-2 is the first interim or annual period beginning after June 15, 2004. We completed a negative plan amendment to eliminate outpatient prescription drug benefits from our postretirement plan effective in the second quarter of fiscal 2004; therefore, the adoption of FSP 106-2 had no impact on our financial position, results of operations or related footnote disclosure.

        In November 2004, the FASB issued SFAS No. 151, “Inventory Costs”. The new statement amends Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. This statement requires that those items be recognized as current-period charges and requires that allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. This statement is effective for fiscal years beginning after June 15, 2005. We do not expect the adoption of this statement to have a material impact on our financial condition or results of operations.

        In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”, or SFAS No. 123R. SFAS No. 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and subsequently issued stock option related guidance. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. Entities will be required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.

        We are required to apply SFAS No. 123R to all awards granted, modified or settled as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. We are also required to use either the modified-prospective method or modified-retrospective method. Under the modified-prospective method, we must recognize compensation cost for all awards subsequent to adopting the standard and for the unvested portion of previously granted awards outstanding upon adoption. Under the modified-retrospective method, we must restate our previously issued financial statements to recognize the amounts we previously calculated and reported on a pro forma basis, as if the prior standard had been adopted. Under both methods, we are permitted to use either the straight line or an accelerated method to amortize the cost as an expense for awards with graded vesting. The standard permits and encourages early adoption.

        We have commenced our analysis of the impact of SFAS No. 123R, but have not yet decided: (1) whether we elect to early adopt, (2) if we elect to early adopt, what date we would do so, (3) whether we will use the modified-prospective or modified-retrospective method, and (4) whether we will elect to use straight line or an accelerated method. Accordingly, we have not determined the impact that the adoption of SFAS No. 123R will have on our financial position or results of operations.

Risk Factors

Risks Relating to Our Business

We may not be able to successfully implement our business strategy, including increasing comparable store sales, enhancing our margins and increasing our return on invested capital, which could adversely affect our business, financial condition and results of operations.

        We have implemented numerous initiatives to increase comparable store sales, enhance our margins and increase our return on invested capital in order to increase our earnings and cash flow. If these initiatives are unsuccessful, or if we are unable to implement the initiatives efficiently and effectively, our business, financial condition and results of operations could be adversely affected.

        Successful implementation of our business strategy also depends on factors specific to the retail automotive parts industry and numerous other factors that may be beyond our control. Adverse changes in the following factors could undermine our business strategy:

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

        We have increased our store count significantly from 1,567 stores at the end of 1998 to 2,652 stores at January 1, 2005. We intend to continue to expand our base of stores as part of our growth strategy, primarily by opening new stores. There can be no assurance that the implementation of this strategy will be successful. The actual number of new stores to be opened and their success will depend on a number of factors, including, among other things:

•	our ability to manage the expansion and hire, train and retain qualified sales associates;
•	the availability of potential store locations in highly visible, well-trafficked areas; and
•	the negotiation of acceptable lease terms for new locations.

There can be no assurance that we will be able to open and operate new stores on a timely or sufficiently profitable basis or that opening new stores in markets we already serve will not harm existing store profitability or comparable store sales. The newly opened and existing stores’ profitability will depend on our ability to properly merchandise, market and price the products required in their respective markets.

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

If overall demand for products sold by our stores slows, our business, financial condition and results of operations will suffer.

        Overall demand for products sold by our stores depends on many factors and may slow for a number of reasons, including:

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

        If any of these factors cause overall demand for the products we sell to decline, our business, financial condition and results of operations will suffer.

We depend on the services of many qualified team members and may not be able to attract and retain such qualified team members.

        Our success depends to a significant extent on the continued services and experience of our many team members. At March 9, 2005, we employed 37,795 team members. We cannot assure you that we will be able to retain our current qualified team members as well as attract and retain additional qualified team members as needed in the future. Our ability to maintain an adequate level of qualified team members is highly dependent on an attractive and competitive compensation and benefits package. If we fail to maintain such an adequate compensation and benefits package, our customer service and execution levels could suffer by reason of a declining quality of our workforce, which could adversely affect our financial condition and results of operations.

If we are unable to compete successfully against other companies in the automotive aftermarket industry, we could lose customers and our revenues may decline.

        The sale of automotive parts, accessories and maintenance items is highly competitive in many areas, including price, name recognition, customer service and location. We compete in both the DIY and DIFM categories of the automotive aftermarket industry, and primarily with national and regional retail automotive parts chains, wholesalers or jobber stores, independent operators, automobile dealers that supply parts, discount stores and mass merchandisers that carry automotive products. These competitors and the level of competition vary by market. Some of our competitors may possess advantages over us in certain markets we share, including a greater amount of marketing activities, a larger number of stores, longer operating histories, greater name recognition, larger and more established customer bases. Our response to these competitive disadvantages may require us to reduce our prices or increase our spending, which would lower revenue and profitability. Competitive disadvantages may also prevent us from introducing new product lines or require us to discontinue current product offerings or change some of our current operating strategies. If we do not have the resources or expertise or otherwise fail to develop successful strategies to address these competitive disadvantages, we could lose customers and our revenues may decline.

Disruptions in our relationships with vendors or in our vendors’ operations could increase our cost of goods sold.

        Our business depends on developing and maintaining close relationships with our vendors and upon the vendors’ ability or willingness to sell quality products to us at favorable prices and on other terms. Many factors outside of our control may harm these relationships and the ability or willingness of these vendors to sell us products on favorable terms. For example, financial or operational difficulties that some of our vendors may face may increase the cost of the products we purchase from them. In addition, the trend towards consolidation among automotive parts suppliers may disrupt or end our relationship with some vendors, and could lead to less competition and, consequently, higher prices.

Because we are involved in litigation from time to time, and are subject to numerous governmental laws and regulations, we could incur substantial judgments, fines, legal fees and other costs.

        We are sometimes the subject of complaints or litigation from customers, employees or other third parties for various actions. In particular, we are currently involved in litigation involving claims relating to, among other things, breach of contract, tortious conduct, employment discrimination, asbestos exposure and product defects. The damages sought against us in some of these litigation proceedings are substantial. Although we maintain liability insurance for some litigation claims, if one or more of the claims greatly exceeds our coverage limits or our insurance policies do not cover a claim, it could have a material adverse affect on our business and operating results.

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

Risks Relating to Our Financial Condition

The covenants governing our senior credit facility impose significant restrictions on us.

        The terms of our senior credit facility impose significant operating and financial restrictions on us and our subsidiaries and require us to meet certain financial tests. These restrictions may also have a negative impact on our business, financial condition and results of operations by significantly limiting or prohibiting us from engaging in certain transactions, including:

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risks.

        We are exposed to cash flow risk due to changes in interest rates with respect to our long-term debt. Our long-term debt currently consists of borrowings under a senior credit facility and is primarily vulnerable to movements in the LIBOR rate. While we cannot predict the impact interest rate movements will have on our debt, exposure to rate changes is managed through the use of hedging activities. Our future exposure to interest rate risk increased during

2004 due to the expiration of our $150.0 million zero-cost collar during November 2004.

        In March 2003, we entered into two interest rate swap agreements on an aggregate of $125 million of our debt under our credit facility. The first swap allows us to fix our LIBOR rate at 2.269% on $75.0 million of variable rate debt for a term of 36 months, expiring in the first quarter of fiscal 2006. The second swap allows us to fix our LIBOR rate at 1.79% on $50.0 million of variable rate debt for a term of 24 months, expiring in the first quarter of fiscal 2005.

        Subsequent to January 1, 2005 and in an effort to manage our future interest rate risk, we entered into the following three new interest rate swap agreements on an aggregate of $175 million of debt under our senior credit facility. The detail for the individual swaps is as follows:

•	The first swap, beginning in March 2005, allows us to fix our total interest rate at 4.153% on $50 million of our debt for a term of 48 months;
•	The second swap, beginning in March 2005, allows us to fix our total interest rate at 4.255% on $75 million of our debt for a term of 60 months; and
•	The third swap, beginning in March 2006, allows us to fix our total interest rate at 4.6125% on $50 million of our debt for a term of 54 months.

        The table below presents principal cash flows and related weighted average interest rates on our long-term debt outstanding at January 1, 2005, by expected maturity dates. Additionally, the table includes the notional amounts of our debt hedged and the impact of the anticipated average pay and receive rates of our interest rate swaps through their maturity dates. Expected maturity dates approximate contract terms. Weighted average variable rates are based on implied forward rates in the yield curve at January 1, 2005, as adjusted by the limitations of the swap agreement. The impact of our three interest rate swap agreements entered into in March 2005 are not reflected in the table below. Implied forward rates should not be considered a predictor of actual future interest rates.

	Fiscal 2005	Fiscal 2006	Fiscal 2007	Fiscal 2008	Fiscal 2009	Thereafter	Total	Fair Market Liability

Long-term debt:	(dollars in thousands)

Variable rate	$31,700	$24,525	$40,200	$63,375	$52,700	$257,500	$470,000	-
Weighted average interest rate	4.7%	5.4%	5.7%	6.1%	6.4%	6.7%	5.8%	-

Interest rate swap:

Variable to fixed	$125,000	$75,000	$-	$-	$-	$-	$125,000	$814
Average pay rate	-	-	-	-	-	-	-	-
Average receive rate	0.5%	0.3%	-	-	-	-	0.5%	-

Item 8.   Financial Statements and Supplementary Data.

        See financial statements included in "Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K."

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

       None.

Item 9A.   Controls and Procedures

        Disclosure Controls and Procedures. Our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective. Disclosure controls and procedures mean our controls and other procedures that are designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

        Management’s Report on Internal Control over Financial Reporting. Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm are set forth in Part IV, Item 15 of this annual report.

        There have been no changes in our internal control over financial reporting that occurred during the quarter ended January 1, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   Other Information

       None.

PART III

Item 10.   Directors and Executive Officers of the Registrant.

        See the information set forth in the sections entitled “Proposal No. 1 –Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our proxy statement for the 2005 annual meeting of stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended January 1, 2005, which is incorporated herein by reference.

Item 11.   Executive Compensation.

        See the information set forth in the section entitled “Executive Compensation” in the 2005 proxy statement, which is incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        See the information set forth in the section entitled “Security Ownership of Certain Beneficial Owners and Management” in the 2005 proxy statement, which is incorporated herein by reference.

Equity Compensation Plan Information

        The following table sets forth our shares authorized for issuance under our equity compensation plans at January 1, 2005.

	Number of shares to be issued upon exercise of outstanding options, warrants, and rights (1)	Weighted-average exercise price of outstanding options, warrants, and rights (1)	Number of securities remaining available for future issuance under equity compensation plans(1)(2)

Equity compensation plans approved by stockholders	4,560,430	$23.68	5,651,808

Equity compensation plans not approved by stockholders	-	-	-

Total	4,560,430	$23.68	5,651,808

(1)	Gives effect to a 2 for 1 stock split by us in the form of a stock dividend distributed on January 2, 2004.
(2)	Excludes shares reflected in the first column.

Item 13.   Certain Relationships and Related Transactions.

        See the information set forth in the sections entitled “Related-Party Transactions” and “Proposal No. 1 –Election of Directors –Compensation Committee Interlocks and Insider Participation” in the 2005 Proxy Statement, which is incorporated herein by reference.

Item 14.   Principal Accountant Fees and Services.

        See the information set forth in the section entitled “Principal Accountant Fees and Services” in the 2005 proxy statement, which is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements

Audited Consolidated Financial Statements of Advance Auto Parts, Inc. and Subsidiaries for the three years ended January 1, 2005, January 3, 2004 and December 28, 2002:

(2) Financial Statement Schedules

Schedule I Condensed Financial Information of the Registrant	F-36
Schedule II Valuation and Qualifying Accounts	F-40

(3) Exhibits

The Exhibit Index following the signatures for this report is incorporated herein by reference.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER
FINANCIAL REPORTING

Management of Advance Auto Parts, Inc. and its subsidiaries (the Company) is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s principal executive officer and principal financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

As of January 1, 2005, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of January 1, 2005 is effective. Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Deloitte & Touche LLP, the Company’s independent registered public accounting firm who audited the Company’s consolidated financial statements, has issued a report on management’s assessment of the Company’s internal control over financial reporting as of January 1, 2005 and is included on page F-3 herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Advance Auto Parts, Inc. and Subsidiaries
Roanoke, Virginia

We have audited the accompanying consolidated balance sheets of Advance Auto Parts, Inc. and subsidiaries (the Company) as of January 1, 2005 and January 3, 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended January 1, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Advance Auto Parts, Inc. and subsidiaries as of January 1, 2005 and January 3, 2004, and the results of their operations and their cash flows for each of the three years in the period ended January 1, 2005, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of January 1, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

McLean, Virginia
March 14, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Advance Auto Parts, Inc. and Subsidiaries
Roanoke, Virginia

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Advance Auto Parts, Inc. and subsidiaries (the Company) maintained effective internal control over financial reporting as of January 1, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of January 1, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 1, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Advance Auto Parts, Inc. and subsidiaries as of January 1, 2005 and January 3, 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended January 1, 2005 and our report dated March 14, 2005 expressed an unqualified opinion on those financial statements.

DELOITTE & TOUCHE LLP

McLean, Virginia
March 14, 2005

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
January 1, 2005 and January 3, 2004
(in thousands, except per share data)

Assets	January 1, 2005	January 3, 2004

Current assets:
Cash and cash equivalents	$56,321	$11,487
Receivables, net	101,969	84,799
Inventories, net	1,201,450	1,113,781
Other current assets	17,687	16,387

Total current assets	1,377,427	1,226,454
Property and equipment, net of accumulated depreciation of $474,820 and $395,027	786,212	712,702
Assets held for sale	18,298	20,191
Other assets, net	20,025	23,724

	$2,201,962	$1,983,071

Liabilities and Stockholders’ Equity
Current liabilities:
Bank overdrafts	$20,184	$31,085
Current portion of long-term debt	31,700	22,220
Financed vendor accounts payable	56,896	-
Accounts payable	587,948	568,275
Accrued expenses	198,479	173,818
Other current liabilities	65,918	58,547

Total current liabilities	961,125	853,945

Long-term debt	438,300	422,780

Other long-term liabilities	80,222	75,102

Commitments and contingencies
Stockholders' equity:
Preferred stock, nonvoting, $0.0001 par value,
10,000 shares authorized; no shares issued or outstanding	-	-
Common stock, voting, $0.0001 par value, 200,000 shares authorized; 75,945 shares issued and 72,245 outstanding in 2004 and 73,884 issued and outstanding in 2003	8	7
Additional paid-in capital	695,215	647,106
Treasury stock, at cost, 3,700 shares	(146,370)	-
Accumulated other comprehensive gain (loss)	814	(592)
Retained earnings (accumulated deficit)	172,648	(15,340)

Total stockholders’ equity	722,315	631,244

	$2,201,962	$1,983,071

The accompanying notes to consolidated financial statements
are an integral part of these statements.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended January 1, 2005, January 3, 2004, and December 28, 2002
(in thousands, except per share data)

	Fiscal Years Ended

	2004	2003	2002

Net sales	$3,770,297	$3,493,696	$3,204,140
Cost of sales, including purchasing and warehousing costs	2,016,926	1,889,178	1,769,733

Gross profit	1,753,371	1,604,518	1,434,407
Selling, general and administrative expenses	1,424,613	1,305,867	1,202,524
Expenses associated with merger and integration	-	10,417	34,935
Expenses associated with merger related restructuring	-	-	597

Operating income	328,758	288,234	196,351
Other, net:
Interest expense	(20,069)	(37,576)	(77,081)
Loss on extinguishment of debt	(3,230)	(47,288)	(16,822)
Expenses associated with secondary offering	-	-	(1,733)
Other income, net	289	341	963

Total other, net	(23,010)	(84,523)	(94,673)

Income from continuing operations before provision for income taxes and (loss) income on discontinued operations	305,748	203,711	101,678
Provision for income taxes	117,721	78,424	39,530

Income from continuing operations before (loss) income on discontinued operations	188,027	125,287	62,148
Discontinued operations:
(Loss) income from operations of discontinued Wholesale Dealer Network (including loss on disposal of $2,693 in 2003)	(63)	(572)	4,691
(Benefit) provision for income taxes	(24)	(220)	1,820

(Loss) income on discontinued operations	(39)	(352)	2,871

Net income	$187,988	$124,935	$65,019

The accompanying notes to consolidated financial statements
are an integral part of these statements.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS - (Continued)
For the Years Ended January 1, 2005, January 3, 2004, and December 28, 2002
(in thousands, except per share data)

	Fiscal Years Ended

	2004	2003	2002

Net income per basic share from:
Income from continuing operations before (loss) income on discontinued operations	$2.54	$1.72	$0.89
(Loss) income on discontinued operations	-	(0.01)	0.04

	$2.54	$1.71	$0.93

Net income per diluted share from:
Income from continuing operations before (loss) income on discontinued operations	$2.49	$1.68	$0.86
(Loss) income on discontinued operations	-	(0.01)	0.04

	$2.49	$1.67	$0.90

Average common shares outstanding	73,897	72,999	70,098
Dilutive effect of stock options	1,584	1,744	2,278

Average common shares outstanding - assuming dilution	75,481	74,743	72,376

The accompanying notes to consolidated financial statements
are an integral part of these statements.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Years Ended January 1, 2005, January 3, 2004, and December 28, 2002
(in thousands)

									Accumulated	(Accumulated
					Additional	Treasury Stock,		Stockholder	Other	Deficit)	Total
	Preferred Stock		Common Stock		Paid-in	at cost		Subscription	Comprehensive	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Receivable	(Loss) Gain	Earnings	Equity

Balance, December 29, 2001	-	$-	65,384	$7	$496,535	-	$-	$(2,676)	$-	$(205,294)	$288,572
Net income	-	-	-	-	-	-	-	-	-	65,019	65,019
Unrealized loss on hedge arrangement	-	-	-	-	-	-	-	-	(592)	-	(592)

Comprehensive income											64,427
Issuance of common stock, net of $1,369 in related expenses	-	-	4,500	-	88,653	-	-	-	-	-	88,653
Issuance of shares upon the exercise of stock options	-	-	1,558	-	17,369	-	-	-	-	-	17,369
Tax benefit related to exercise of stock options	-	-	-	-	6,968	-	-	-	-	-	6,968
Stock issued under employee stock purchase plan	-	-	28	-	667	-	-	-	-	-	667
Repayment of management loans	-	-	-	-	-	-	-	1,700	-	-	1,700

Balance, December 28, 2002	-	$-	71,470	$7	$610,192	-	$-	$(976)	$(592)	$(140,275)	$468,356
Net income	-	-	-	-	-	-	-	-	-	124,935	124,935
Unrealized gain on hedge arrangement	-	-	-	-	-	-	-	-	63	-	63

Comprehensive income											124,998
Issuance of shares upon the exercise of stock options	-	-	2,267	-	25,407	-	-	-	-	-	25,407
Tax benefit related to exercise of stock options	-	-	-	-	7,964	-	-	-	-	-	7,964
Stock issued under employee stock purchase plan	-	-	147	-	3,543	-	-	-	-	-	3,543
Repayment of management loans	-	-	-	-	-	-	-	976	-	-	976

Balance, January 3, 2004	-	$-	73,884	$7	$647,106	-	$-	$-	$(529)	$(15,340)	$631,244
Net income	-	-	-	-	-	-	-	-	-	187,988	187,988
Unrealized gain on hedge arrangement	-	-	-	-	-	-	-	-	1,343	-	1,343

Comprehensive income											189,331
Issuance of shares upon the exercise of stock options	-	-	1,943	1	20,469	-	-	-	-	-	20,470
Tax benefit related to exercise of stock options	-	-	-	-	23,749	-	-	-	-	-	23,749
Stock issued under employee stock purchase plan	-	-	118	-	3,397	-	-	-	-	-	3,397
Treasury stock purchased	-	-	-	-	-	3,700	(146,370)	-	-	-	(146,370)
Other	-	-	-	-	494	-	-	-	-	-	494

Balance, January 1, 2005	-	$-	75,945	$8	$695,215	3,700	$(146,370)	$-	$814	$172,648	$722,315

The accompanying notes to consolidated financial statements
are an integral part of these statements.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended January 1, 2005, January 3, 2004, and December 28, 2002
(in thousands)

	Fiscal Years Ended

	2004	2003	2002

Cash flows from operating activities:
Net income	$187,988	$124,935	$65,019
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	104,877	100,737	94,090
Amortization of deferred debt issuance costs	1,082	1,470	3,536
Amortization of bond discount	-	3,640	13,076
Non-cash equity compensation	3,891	3,543	667
Loss (gain) on disposal of property and equipment, net	447	793	(1,838)
Provision for deferred income taxes	6,508	53,742	51,426
Tax benefit related to exercise of stock options	23,749	7,964	6,968
Loss on extinguishment of debt	3,230	47,288	16,822
Net (increase) decrease in:
Receivables, net	(15,945)	17,775	(6,610)
Inventories, net	(87,669)	(64,893)	(69,481)
Other assets	1,750	(7,216)	(9,824)
Net increase (decrease) in:
Accounts payable	19,673	97,535	41,699
Accrued expenses	12,581	(27,985)	34,110
Other liabilities	1,632	(3,407)	3,336

Net cash provided by operating activities	263,794	355,921	242,996

Cash flows from investing activities:
Purchases of property and equipment	(179,766)	(101,177)	(98,186)
Acquisitions, net of cash acquired	-	-	(13,176)
Proceeds from sales of property and equipment	12,944	15,703	33,357

Net cash used in investing activities	(166,822)	(85,474)	(78,005)

Cash flows from financing activities:
(Decrease) increase in bank overdrafts	(10,901)	30,216	(33,879)
Increase in financed vendor accounts payable	56,896	-	-
Early extinguishment of debt	(105,000)	(647,462)	(464,991)
Borrowings under credit facilities	256,500	452,600	308,100
Payments on credit facilities	(126,500)	(99,300)	(66,400)
Repayment of industrial development revenue bonds	-	-	(10,000)
Payment of debt related costs	(3,509)	(38,330)	(10,955)
Repayment of management loans	-	976	1,700
Proceeds from issuance of common stock, net of related expenses	-	-	88,658
Proceeds from exercise of stock options	20,470	25,407	17,369
Repurchase of common stock	(146,370)	-	-
Increase in borrowings secured by trade receivables	6,276	3,048	1,175

Net cash used in financing activities	(52,138)	(272,845)	(169,223)

Net increase (decrease) in cash and cash equivalents	44,834	(2,398)	(4,232)
Cash and cash equivalents, beginning of period	11,487	13,885	18,117

Cash and cash equivalents, end of period	$56,321	$11,487	$13,885

The accompanying notes to consolidated financial statements
are an integral part of these statements.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
For the Years Ended January 1, 2005, January 3, 2004, and December 28, 2002
(in thousands)

	Fiscal Years Ended

	2004	2003	2002

Supplemental cash flow information:
Interest paid	$15,616	$33,904	$60,081
Income tax (payments) refunds, net	(86,051)	(10,126)	2,910
Non-cash transactions:
Accrued purchases of property and equipment	21,479	9,324	15,818
Unrealized gain (loss) on hedge arrangements	1,343	63	(592)
Accounts and note receivable upon disposal of property and equipment	1,225	-	925

The accompanying notes to consolidated financial statements
are an integral part of these statements.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 1, 2005, January 3, 2004, and December 28, 2002
(in thousands, except per share data)

1. Organization and Description of Business:

        Advance Auto Parts, Inc. (“Advance”) conducts all of its operations through its wholly owned subsidiary, Advance Stores Company, Incorporated and its subsidiaries (“Stores”). Advance and Stores (collectively, the “Company”) operate 2,652 stores within the United States, Puerto Rico and the Virgin Islands. The Company operates 2,617 stores throughout 39 states in the Northeastern, Southeastern and Midwestern regions of the United States. These stores operate under the “Advance Auto Parts” trade name except for certain stores in the State of Florida which operate under “Advance Discount Auto Parts” or “Discount Auto Parts” trade names. These stores offer automotive replacement parts, accessories and maintenance items, with no significant concentration in any specific area. In addition, the Company operates 35 stores under the “Western Auto” trade name, located primarily in Puerto Rico and the Virgin Islands, which offer tires and service in addition to automotive parts, accessories and maintenance items.

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

Vendor Incentives

        The Company receives incentives in the form of reductions to amounts owed and/or payments from vendors related to cooperative advertising allowances, volume rebates and other promotional consideration. The Company accounts for vendor incentives in accordance with Emerging Issues Task Force, or EITF, No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.” Many of the incentives are under long-term agreements (terms in excess of one year), while others are negotiated on an annual basis. Certain vendors require the Company to use cooperative advertising allowances exclusively for advertising. The Company defines these allowances as restricted cooperative advertising allowances and recognizes them as a reduction to selling, general and administrative expenses as incremental advertising expenditures are incurred. The remaining cooperative advertising allowances not restricted by the Company’s vendors and volume rebates are earned based on inventory purchases and recorded as a reduction to inventory and recognized through cost of sales as the inventory is sold.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
January 1, 2005, January 3, 2004, and December 28, 2002
(in thousands, except per share data)

        The Company recognizes other promotional incentives earned under long-term agreements as a reduction to cost of sales. These incentives are recognized based on the cumulative purchases as a percentage of total estimated purchases over the life of the agreement. The Company’s margins could be impacted positively or negatively if actual purchases or results from any one-year differ from its estimates, however the impact over the life of the agreement would be the same. Short-term incentives (terms less than one year) are recognized as a reduction to cost of sales over the course of the annual agreements and are not recorded as reductions to inventory.

        Amounts received or receivable from vendors that are not yet earned are reflected as deferred revenue in the accompanying consolidated balance sheets. Management’s estimate of the portion of deferred revenue that will be realized within one year of the balance sheet date has been included in other current liabilities in the accompanying consolidated balance sheets. Total deferred revenue is $17,000 and $19,524 at January 1, 2005 and January 3, 2004, respectively. Earned amounts that are receivable from vendors are included in receivables, net on the accompanying consolidated balance sheets, except for that portion expected to be received after one-year, which is included in other assets, net on the accompanying consolidated balance sheets.

Preopening Expenses

        Preopening expenses, which consist primarily of payroll and occupancy costs, are expensed as incurred.

Advertising Costs

        The Company expenses advertising costs as incurred in accordance with the American Institute of Certified Public Accountant’s Statement of Position, or SOP, 93-7, “Reporting on Advertising Costs.” Gross advertising expense incurred was approximately $86,821, $75,870 and $69,637 in fiscal 2004, 2003 and 2002, respectively.

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

        For the fiscal years ended January 3, 2004 and December 28, 2002, the Company incurred $10,417 and $35,532, respectively, of merger and integration and merger-related restructuring expenses.

Warranty Costs

        The Company’s vendors are primarily responsible for warranty claims. Warranty costs relating to merchandise and services sold under warranty, which are not covered by vendors’ warranties, are estimated based on the Company’s historical experience and are recorded in the period the product is sold. The Company has applied the disclosure requirements of Financial Accounting Standards Board, or FASB, Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including the Indirect Guarantees of Indebtedness of Others” as they relate to warranties. The following table presents changes in our defective and warranty reserves.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
January 1, 2005, January 3, 2004, and December 28, 2002
(in thousands, except per share data)

	January 1, 2005	January 3, 2004	December 28, 2002

Defective and warranty reserve, beginning of period	$15,578	$15,620	$21,587
Reserves established(1)	13,071	13,755	11,632
Reserves utilized	(17,689)	(13,797)	(16,015)
Other adjustments(2)	-	-	(1,584)

Defective and warranty reserve, end of period	$10,960	$15,578	$15,620

(1)	Reserves at January 3, 2004, include $1,656 of reserves established for the transition of the discontinued operations of the wholesale dealer network, of which $1,605 was utilized during 2004.
(2)	Represents subsequent adjustments to the Company’s original purchase price allocation from the acquisition of Discount. These adjustments were the result of obtaining additional information related to the estimated costs of outstanding warranties and have been allocated proportionately to our non-current assets, primarily property and equipment. These adjustments had no direct impact on the statement of operations, but reduced the depreciable base of the associated non-current assets.

Revenue Recognition and Trade Receivables

        The Company recognizes merchandise revenue at the point of sale to customers. Service revenue is recognized upon performance of the service. The Company establishes reserves for returns and allowances at the time of sale based on current sales levels and historical return rates. The majority of sales are made for cash; however, the Company extends credit to certain commercial customers through a third-party provider of private label credit cards. Receivables under the private label credit card program are transferred to the third-party provider on a limited recourse basis. The Company provides an allowance for doubtful accounts on receivables sold with recourse based upon factors related to credit risk of specific customers, historical trends and other information. This arrangement is accounted for as a secured borrowing. Receivables and the related secured borrowings under the private label credit card were $26,898 and $20,623 at January 1, 2005 and January 3, 2004, respectively, and are included in accounts receivable and other current liabilities, respectively, in the accompanying consolidated balance sheets.

Earnings Per Share of Common Stock

        Basic earnings per share of common stock has been computed based on the weighted-average number of common shares outstanding during the period. Diluted earnings per share of common stock reflects the increase in the weighted-average number of common shares outstanding assuming the exercise of outstanding stock options, calculated on the treasury stock method. There were 340, 59 and 116 antidilutive options for the fiscal years ended January 1, 2005, January 3, 2004 and December 28, 2002, respectively.

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

Stock-Based Compensation

        The Company has stock-based compensation plans including fixed stock option plans, deferred stock units and an employee stock purchase plan. As permitted under Statement of Financial Accounting Standard, or SFAS, No.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
January 1, 2005, January 3, 2004, and December 28, 2002
(in thousands, except per share data)

123, “Accounting for Stock-Based Compensation,” the Company accounts for its stock options using the intrinsic value method prescribed in Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees”, or APB No. 25. Under APB No. 25, compensation cost for stock options is measured as the excess, if any, of the market price of the Company’s common stock at the measurement date over the exercise price. Accordingly, the Company has not recognized compensation expense on the issuance of its fixed options because the exercise price equaled the fair market value of the underlying stock on the grant date. In addition, the Company has not recognized compensation expense for its employee stock purchase plan since it is intended to be a plan that qualifies under Section 423 of the Internal Revenue Code of 1986, as amended. The issuance of deferred stock units results in compensation expense as discussed in the Equity Compensation footnote (Note 19).

        As required by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure an amendment of FASB Statement No. 123,” the following table reflects the impact on net income and earnings per share as if the Company had adopted the fair method of recognizing stock-based compensation costs as prescribed by SFAS No. 123.

	2004	2003	2002

Net income, as reported	$187,988	$124,935	$65,019
Add: Total stock-based employee compensation expense included in reported net income, net of related tax effects	304	-	-
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(5,977)	(4,636)	(1,894)

Pro forma net income	182,315	120,299	63,125

Net income per share:

Basic, as reported	2.54	1.71	0.93
Basic, pro forma	2.47	1.65	0.90
Diluted, as reported	2.49	1.67	0.90
Diluted, pro forma	2.41	1.61	0.87

        The fair value of each stock option was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2004	2003	2002

Risk-free interest rate	3.3%	3.1%	4.4%
Expected dividend yield	-	-	-
Expected stock price volatility	34.3%	41.0%	17.0%
Expected life of stock options	4 years	4 years	4 years

        The weighted average fair value of stock options granted during fiscal 2004, 2003 and 2002 used in computing pro forma compensation expense was $12.42, $7.61 and $8.20 per share, respectively.

Financed Vendor Accounts Payable

        During the first quarter on fiscal 2004, the Company entered a short-term financing program with a bank allowing it to extend its payment terms on certain merchandise purchases. Under this program, the Company issues

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
January 1, 2005, January 3, 2004, and December 28, 2002
(in thousands, except per share data)

negotiable instruments to vendors in lieu of a cash payment. The vendor presents the instrument to the bank for payment at an agreed upon discount rate. The Company records this discount given by the vendor to the value of its inventory upon the Company’s issuance of the negotiable instrument and accretes this discount to the resulting short-term payable to the bank through interest expense over the extended term. At January 1, 2005, $56,896 was payable to the bank by the Company under this program and is included in the accompanying condensed consolidated balance sheets as Financed Vendor Accounts Payable.

Lease Accounting

        The Company leases certain store locations, distribution centers, office space, equipment and vehicles, some of which are with related parties. Initial terms for facility leases are typically 10 to 15 years, followed by additional terms containing renewal options at 5 year intervals, and may include rent escalation clauses. The total amount of the minimum rent is expensed on a straight-line basis over the initial term of the lease unless external economic factors exist such that renewals are reasonably assured, in which case the Company would include the renewal period in its amortization period. In those instances the renewal period would be included in the lease term for purposes of establishing an amortization period and determining if such lease qualified as a capital or operating lease. In addition to minimum fixed rentals, some leases provide for contingent facility rentals. Contingent facility rentals are determined on the basis of a percentage of sales in excess of stipulated minimums for certain store facilities as defined in the individual lease agreements. Most of the leases provide that the Company pay taxes, maintenance, insurance and certain other expenses applicable to the leased premises and include options to renew. Management expects that, in the normal course of business, leases that expire will be renewed or replaced by other leases.

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

        In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the fair value of the hedge arrangement is recorded as an asset or liability in the accompanying consolidated balance sheet at January 3, 2004. The Company has adopted the “matched terms” accounting method as provided by Derivative Implementation Group, or DIG, Issue No. G20, “Assessing and Measuring the Effectiveness of a Purchased Option Used in a Cash Flow Hedge” for the zero-cost collar, and DIG Issue No. 9, “Assuming No Ineffectiveness When Critical Terms of the Hedging Instrument and the Hedge Transaction Match in a Cash Flow Hedge” for the interest rate swaps. Accordingly, the Company has matched the critical terms of each hedge instrument to the hedged debt and used the anticipated terminal value of zero to assume the hedges have no ineffectiveness. In addition, the Company will record all adjustments to the fair value of the hedge instruments in accumulated other comprehensive income (loss) through the maturity date of the applicable hedge arrangement. The fair value at January 1, 2005 was an unrecognized gain of $814 on the swaps. Any amounts received or paid under these hedges will be recorded in the statement of operations as earned or incurred. Comprehensive income for the fiscal years ended January 1, 2005 and January 3, 2004 is as follows:

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
January 1, 2005, January 3, 2004, and December 28, 2002
(in thousands, except per share data)

	January 1, 2005	January 3, 2004

Net income	$187,988	$124,935
Unrealized gain on hedge arrangements	1,343	63

Comprehensive income	$189,331	$124,998

        Based on the estimated current and future fair values of the hedge arrangements at January 1, 2005, the Company estimates amounts currently included in accumulated other comprehensive income that will be reclassified to earnings in the next 12 months will consist of a gain of $627 associated with the interest rate swaps.

        Subsequent to January 1, 2005, the Company entered into three interest rate swap agreements on an aggregate of $175 million of debt under its senior credit facility. The first swap, beginning in March 2005, provides for the Company to fix its total interest rate at 4.153% on $50 million of debt for a term of 48 months. The second swap, beginning in March 2005, provides for the Company to fix its total interest rate at 4.255% on $75 million of debt for a term of 60 months. The third swap, beginning in March 2006, provides for the Company to fix its total interest rate at 4.6125% on $50 million of debt for a term of 54 months.

Segment Reporting

        The Company operates in one business segment as defined by the provisions of SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” which defines how operating segments are determined and requires disclosures about products, services, major customers and geographic areas. Prior to the Company’s discontinuance of the Wholesale Distribution Network in fiscal 2003 (Note 3), the Company operated in two business segments.

Recent Accounting Pronouncements

        In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections.” As a result of rescinding FASB Statement No. 4, “Reporting Gains Losses from Extinguishment of Debt,” gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” This statement also amends FASB Statement No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Additional amendments include changes to other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The Company adopted SFAS No. 145 during the first quarter of fiscal 2003. For the fiscal years ended 2004, 2003 and 2002, the Company recorded losses on the extinguishment of debt of $3,230, $47,288 and $16,822.

        In July 2003 (as subsequently updated in November 2003), the FASB released Emerging Issues Task Force, or EITF, Issue No. 03-10, “Application of Issue No. 02-16 by Resellers to Sales Incentives Offered to Customers by Manufacturers.” This EITF addresses whether a reseller should account for consideration received from a vendor that is a reimbursement by the vendor for honoring the vendor’s sales incentives offered directly to consumers in accordance with the guidance in EITF Issue No. 02-16. For purposes of this Issue, the “vendor’s sales incentive offered directly to consumers” is limited to a vendor’s incentive (i) that can be tendered by a consumer at resellers that accept manufacturer’s incentives in partial (or full) of the price charged by the reseller for the vendor’s product, (ii) for which the reseller receives a direct reimbursement from the vendor (or a clearinghouse authorized by the vendor) based on the face amount of the incentive, (iii) for which the terms of reimbursement to the reseller for the vendor’s sales incentive offered to the consumer must not be influenced by or negotiated in conjunction with any other incentive arrangements between the vendor and the reseller but, rather may only be determined by the terms of the incentive offered to consumers and (iv) whereby the reseller is subject to an agency relationship with the vendor,

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
January 1, 2005, January 3, 2004 and December 28, 2002
(in thousands, except per share data)

whether expressed or implied, in the sales incentive transaction between the vendor and the consumer. The consensus is that sales incentives that meet all of such criteria are not subject to the guidance in Issue No. 02-16. The release is effective for fiscal periods beginning after November 25, 2003. The Company adopted this release during the first quarter of fiscal 2004 with no impact on its financial position or results of operations.

        In May 2004, the FASB issued FASB Staff Position, or FSP, 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” FSP 106-2 addresses the appropriate accounting and disclosure requirements for companies that sponsor a postretirement health care plan that provides prescription drug benefits. The new guidance was deemed necessary as a result of the 2003 Medicare prescription law which includes a federal subsidy for qualifying companies. The effective date of FSP 106-2 is the first interim or annual period beginning after June 15, 2004. The Company completed a negative plan amendment to eliminate outpatient prescription drug benefits from its postretirement plan effective in the second quarter of fiscal 2004; therefore, the adoption of FSP 106-2 had no impact on its financial position, results of operations or related footnote disclosure.

        In November 2004, the FASB issued SFAS No. 151, “Inventory Costs”. The new statement amends Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. This statement requires that those items be recognized as current-period charges and requires that allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. This statement is effective for fiscal years beginning after June 15, 2005. The Company does not expect the adoption of this statement to have a material impact on its financial condition or results of operations.

        In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”, or SFAS No. 123R. SFAS No. 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and subsequently issued stock option related guidance. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. Entities will be required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.

        The Company is required to apply SFAS No. 123R to all awards granted, modified or settled as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The statement also requires the Company to use either the modified-prospective method or modified-retrospective method. Under the modified-prospective method, the Company must recognize compensation cost for all awards subsequent to adopting the standard and for the unvested portion of previously granted awards outstanding upon adoption. Under the modified-retrospective method, the Company must restate its previously issued financial statements to recognize the amounts it previously calculated and reported on a pro forma basis, as if the prior standard had been adopted. Under both methods, the statement permits the use of either the straight line or an accelerated method to amortize the cost as an expense for awards with graded vesting. The standard permits and encourages early adoption.

        The Company has commenced its analysis of the impact of SFAS No. 123R, but has not yet decided: (1) whether to elect early adoption, (2) the early adoption date, if elected, (3) the use of the modified-prospective or modified-retrospective method, and (4) the election to use straight line or an accelerated method. Accordingly, the Company has not determined the impact that the adoption of SFAS No. 123R will have on the financial position or results of operations.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
January 1, 2005, January 3, 2004, and December 28, 2002
(in thousands, except per share data)

Reclassifications

        Certain items in the fiscal 2003 financial statements have been reclassified to conform with the fiscal 2004 presentation.

3. Discontinued Operations:

        On December 19, 2003, the Company discontinued the supply of merchandise to its Wholesale Distribution Network, or Wholesale. Wholesale consisted of independently owned and operated dealer locations, for which the Company supplied merchandise inventory. This component of the Company’s business operated in the Company’s previously reported wholesale segment. The Company has accounted for the discontinuance of the wholesale segment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company has classified these operating results as discontinued operations in the accompanying consolidated statements of operations for the fiscal years ended January 3, 2004 and December 28, 2002. For the fiscal years ended January 3, 2004 and December 28, 2002, the Wholesale Distribution Network had revenues of $52,486 and $83,743, respectively. At January 3, 2004, the Wholesale Distribution Network assets were not significant to the accompanying consolidated balance sheet. For the fiscal year ended January 1, 2005, the operating results related to the discontinued wholesale business were minimal as a result of recognizing an estimate of exit costs in fiscal 2003.

        The discontinued wholesale segment, excluding certain allocated and team member benefit expenses, represented the entire results of operations previously reported in that segment. These excluded expenses represented $2,361 and $3,272 of allocated and team member benefit expenses for fiscal 2003, and 2002, respectively, that remain a component of income from continuing operations and have therefore been excluded from discontinued operations. The Company has allocated corporate interest expenses incurred under the Company’s senior credit facility and subordinated notes. The allocated interest complies with the provisions of EITF 87-24, “Allocation of Interest to Discontinued Operations,” and are reported in discontinued operations on the accompanying statements of operations. These amounts were $484 and $1,126 for fiscal 2003 and 2002, respectively. The loss on the discontinued operations of Wholesale for fiscal 2003 included $2,693 of exit costs as follows:

Severance costs	$1,183
Warranty allowances	1,656
Other	(146)

Total exit costs	$2,693

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

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
January 1, 2005, January 3, 2004, and December 28, 2002
(in thousands, except per share data)

	Severance	Relocation	Other Exit Costs	Total

Closed Store Liabilities, December 29, 2001	$-	$-	$9,643	$9,643
New provisions	-	-	3,808	3,808
Change in estimates	-	-	725	725
Reserves utilized	-	-	(5,284)	(5,284)

Closed Store Liabilities, December 28, 2002	-	-	8,892	8,892
New provisions	-	-	1,190	1,190
Change in estimates	-	-	1,522	1,522
Reserves utilized	-	-	(5,197)	(5,197)

Closed Store Liabilities, January 3, 2004	-	-	6,407	6,407
New provisions	-	-	1,141	1,141
Change in estimates	-	-	580	580
Reserves utilized	-	-	(3,541)	(3,541)

Closed Store Liabilities, January 1, 2005	$-	$-	$4,587	$4,587

Restructuring Liabilities, December 29, 2001	8,455	611	4,903	13,969
Purchase accounting adjustments	(3,129)	(219)	(1,039)	(4,387)
Reserves utilized	(3,674)	(367)	(1,238)	(5,279)

Restructuring Liabilities, December 28, 2002	1,652	25	2,626	4,303
Change in estimates	-	-	(1,178)	(1,178)
Reserves utilized	(1,598)	(25)	(452)	(2,075)

Restructuring Liabilities, January 3, 2004	54	-	996	1,050
Change in estimates	-	-	(86)	(86)
Reserves utilized	(54)	-	(486)	(540)

Restructuring Liabilities, January 1, 2005	-	-	424	424

Total Closed Store and Restructuring Liabilities at January 1, 2005	$-	$-	$5,011	$5,011

        New provisions established for closed store liabilities include the present value of the remaining lease obligations and management’s estimate of future costs of insurance, property tax and common area maintenance reduced by the present value of estimated revenues from subleases and lease buyouts and are established by a charge to selling, general and administrative costs in the accompanying consolidated statements of operations at the time the facilities actually close. The Company currently uses discount rates ranging from 4.5% to 7.8% for estimating these liabilities.

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

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
January 1, 2005, January 3, 2004, and December 28, 2002
(in thousands, except per share data)

5. Receivables:

Receivables consist of the following:

	January 1, 2005	January 3, 2004

Trade:
Wholesale (Note 3)	$-	$435
Retail	34,654	24,594
Vendor	60,097	56,727
Installment	7,506	10,418
Other	7,815	1,755

Total receivables	110,072	93,929
Less: Allowance for doubtful accounts	(8,103)	(9,130)

Receivables, net	$101,969	$84,799

6. Inventories, net

        Inventories are stated at the lower of cost or market, cost being determined using the last-in, first-out (“LIFO”) method for approximately 93% of inventories at both January 1, 2005 and January 3, 2004. Under the LIFO method, the Company’s cost of sales reflects the costs of the most currently purchased inventories while the inventory carrying balance represents the costs relating to prices paid in prior years. The Company’s costs to acquire inventory have been decreasing in recent years as a result of its significant growth. Accordingly, the cost to currently replace inventory is less than the LIFO balances carried for similar product. As a result of the LIFO method and the ability to obtain lower product costs, the Company recorded reductions to cost of sales of $11,212, $2,156 and $13,128 for fiscal years ended 2004, 2003 and 2002, respectively.

        The remaining inventories are comprised of product cores, which consist of the non-consumable portion of certain parts and batteries and are valued under the first-in, first-out (“FIFO”) method. Core values are included as part of our merchandise costs and are either passed on to the customer or returned to the vendor. Additionally, these products are not subject to the frequent cost changes like our other merchandise inventory, therefore resulting in no material difference from applying either the LIFO or FIFO valuation methods.

        The Company capitalizes certain purchasing and warehousing costs into inventory. Purchasing and warehousing costs included in inventory, at FIFO, at January 1, 2005 and January 3, 2004, were $81,458 and $75,349, respectively. Inventories consist of the following:

	January 1, 2005	January 3, 2004

Inventories at FIFO, net	$1,128,135	$1,051,678
Adjustments to state inventories at LIFO	73,315	62,103

Inventories at LIFO, net	$1,201,450	$1,113,781

        Replacement cost approximated FIFO cost at January 1, 2005 and January 3, 2004.

        Inventory quantities are tracked through a perpetual inventory system. The Company uses a cycle counting program in all distribution centers, Parts Delivered Quickly (“PDQs”), Local Area Warehouses, or LAWs, and retail stores to ensure the accuracy of the perpetual inventory quantities of both merchandise and core inventory. The Company establishes reserves for estimated shrink based on historical accuracy and effectiveness of the cycle counting program. The Company also establishes reserves for potentially excess and obsolete inventories based on current inventory levels of discontinued product and the historical analysis of the liquidation of discontinued

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
January 1, 2005, January 3, 2004, and December 28, 2002
(in thousands, except per share data)

inventory below cost. The nature of the Company’s inventory is such that the risk of obsolescence is minimal and excess inventory has historically been returned to the Company’s vendors for credit. The Company provides reserves when less than full credit is expected from a vendor or when liquidating product will result in retail prices below recorded costs. The Company’s reserves against inventory for these matters were $21,929 and $16,011 at January 1, 2005 and January 3, 2004, respectively.

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

        Depreciation of land improvements, buildings, furniture, fixtures and equipment, and vehicles is provided over the estimated useful lives, which range from 2 to 40 years, of the respective assets using the straight-line method. Amortization of building and leasehold improvements is provided over the shorter of the original useful lives of the respective assets or the term of the lease using the straight-line method. The term of the lease is generally the initial term of the lease unless external economic factors exist such that renewals are reasonably assured in which case, the renewal period would be included in the lease term for purposes of establishing an amortization period. At January 1, 2005, construction in progress primarily consisted of construction related costs for the Company’s new Northeast distribution center. Depreciation and amortization expense was $104,877, $100,737 and $94,090 for the fiscal years ended 2004, 2003 and 2002, respectively.

        Property and equipment consists of the following:

	Original Useful Lives	January 1, 2005	January 3, 2004

Land and land improvements	0-10 years	$187,624	$177,088
Buildings	40 years	240,447	214,919
Building and leasehold improvements	10 - 40 years	133,415	110,974
Furniture, fixtures and equipment	3 - 12 years	632,312	553,759
Vehicles	2 - 10 years	32,963	36,338
Construction in progress		29,936	10,420
Other		4,335	4,231

		1,261,032	1,107,729
Less - Accumulated depreciation and amortization		(474,820)	(395,027)

Property and equipment, net		$786,212	$712,702

        The Company capitalized approximately $4,625, $5,423 and $2,888 incurred for the development of internal use computer software in accordance with the American Institute of Certified Public Accountant’s Statement of Position 98-1, “Accounting for the Cost of Computer Software Developed or Obtained for Internal Use” during fiscal 2004, fiscal 2003 and fiscal 2002, respectively. These costs are included in the furniture, fixtures and equipment category above and are depreciated on the straight-line method over three to seven years.

8. Assets Held for Sale

        The Company applies SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which requires that long-lived assets and certain identifiable intangible assets to be disposed of be reported at the lower of the carrying amount or the fair market value less selling costs. At January 1, 2005 and January 3, 2004, the Company’s assets held for sale were $18,298 and $20,191, respectively, primarily consisting of closed stores as a result of the Discount integration and two closed distribution centers.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
January 1, 2005, January 3, 2004, and December 28, 2002
(in thousands, except per share data)

9. Other Assets:

        As of January 1, 2005 and January 3, 2004, other assets include deferred debt issuance costs of $3,297 and $3,987, respectively (net of accumulated amortization of $1,935 and $1,793, respectively), relating to the Company’s senior credit facility. Such costs are being amortized over the term of the related debt. In November 2004, the Company wrote-off $1,090 in deferred debt issuance costs included in other assets as a result of refinancing its senior credit facility. In April 2003, the Company redeemed all of its outstanding senior subordinated notes and senior discount debentures. Accordingly, the Company wrote-off $9,822 in deferred debt issuance cost included in other assets.

10. Accrued Expenses:

        Accrued expenses consist of the following:

	January 1, 2005	January 3, 2004

Payroll and related benefits	$81,305	$67,788
Warranty	10,960	15,578
Other	106,214	90,452

Total accrued expenses	$198,479	$173,818

11. Other Long-term Liabilities:

        Other long-term liabilities consist of the following:

	January 1, 2005	January 3, 2004

Employee benefits	$18,658	$19,162
Restructuring and closed store liabilities	3,122	4,684
Deferred income taxes	43,636	39,525
Other	14,806	11,731

Total other long-term liabilities	$80,222	$75,102

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
January 1, 2005, January 3, 2004, and December 28, 2002
(in thousands, except per share data)

12. Long-term Debt:

        Long-term debt consists of the following:

	January 1, 2005	January 3, 2004

Senior Debt:
Tranche A, Senior Secured Term Loan at variable interest
rates (3.92% at January 1, 2005) due September 2009	$200,000	$-
Tranche B, Senior Secured Term Loan at variable interest rates (4.17% at January 1, 2005) due September 2010	170,000	-
Delayed Draw, Senior Secured Term Loan at variable interest rates (4.22% at January 1, 2005) due September 2010	100,000	-
Tranche D, Senior Secured Term Loan at variable interest rates (3.13% at January 3, 2004), repaid on November 3, 2004	-	100,000
Tranche E, Senior Secured Term Loan at variable interest rates (3.18% at January 3, 2004), repaid on November 3, 2004	-	340,000
Revolving facility at variable interest rates (3.92% at January 1, 2005 and 3.38% at January 3, 2004, respectively) due September 2009	-	5,000

	470,000	445,000
Less: Current portion of long-term debt	(31,700)	(22,220)

Long-term debt, excluding current portion	$438,300	$422,780

        On November 3, 2004, the Company entered into a new amended and restated $670,000 senior credit facility. This new senior credit facility provides for a $200,000 tranche A term loan and a $170,000 tranche B term loan. Proceeds from these term loans were used to refinance the Company’s previously existing tranche D and E term loans and revolver under the Company’s previous senior credit facility. Additionally, the new senior credit facility will provide for a $100,000 delayed draw term loan, which is available exclusively for stock buybacks under the Company’s stock repurchase program, and a $200,000 revolving facility, or the revolver (which provides for the issuance of letters of credit with a sub limit of $70,000).

        In conjunction with this refinancing, the Company wrote-off existing deferred financing costs related to the Company’s tranche D and E term loans in accordance with EITF Issue No. 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments”. The write-off of these costs combined with the related refinancing costs incurred to set up the new credit facility resulted in a loss on extinguishment of debt of $2,818 in the accompanying consolidated statements of operations for the year ended January 1, 2005. During fiscal 2004, prior to the refinancing of its credit facility, the Company repaid $105,000 in debt prior to its scheduled maturity. In conjunction with these partial repayments, the Company wrote-off deferred financing costs in the amount of $412, which is classified as a loss on extinguishment of debt in the accompanying consolidated statement of operations for the year ended January 1, 2005.

        At January 1, 2005, the senior credit facility provided for (1) $470,000 in term loans (as detailed above) and (2) $200,000 under a revolving credit facility (which provides for the issuance of letters of credit with a sub limit of $70,000). As of January 1, 2005, the Company had $38,822 in letters of credit outstanding, which reduced availability under the credit facility to $161,178.

        The tranche A term loan currently requires scheduled repayments of $7,500 on March 31, 2005 and quarterly thereafter through December 31, 2006, $10,000 on March 31, 2007 and quarterly thereafter through December 31, 2007, $12,500 on March 31, 2008 and quarterly thereafter through June 30, 2009 and $25,000 due at maturity on

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
January 1, 2005, January 3, 2004, and December 28, 2002
(in thousands, except per share data)

September 30, 2009. The tranche B term loan currently requires scheduled repayments of $425 on March 31, 2005 and quarterly thereafter, with a final payment of $160,650 due at maturity on September 30, 2010. The delayed draw term loan currently requires scheduled repayments of 0.25% of the aggregate principal amount outstanding on March 31, 2006 and quarterly thereafter, with a final payment due at maturity on September 30, 2010. The revolver expires on September 30, 2009.

        The interest rates on the tranche A and B term loan loans, the delayed term loan and the revolver are based, at the Company’s option, on an adjusted LIBOR rate, plus a margin, or an alternate base rate, plus a margin. The initial margin for the tranche A term loan and revolver is 1.50% and 0.50% per annum for the adjusted LIBOR and alternate base rate borrowings, respectively. The initial margin for the tranche B loan and the delayed draw term loan is 1.75% and 0.75% per annum for the adjusted LIBOR and alternative base rate borrowings, respectively. Additionally, a commitment fee of 0.375% per annum will be charged on the unused portion of the tranche A term loan and revolver, payable in arrears. A commitment fee of 1.75% per annum will be charged on the unused portion of the delayed draw term loan, payable in arrears.

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

        Voluntary prepayments and voluntary reductions of the unutilized portion of the revolver are permitted in whole or in part, at the Company’s option, in minimum principal amounts specified in the senior credit facility, without premium or penalty, subject to reimbursement of the lenders’ redeployment costs in the case of a prepayment of adjusted LIBOR borrowings other than on the last day of the relevant interest period. Voluntary prepayments will (1) generally be allocated among the facilities on a pro rata basis (based on the then outstanding principal amount of the loans under each facility) and (2) within each such facility, be applied to the installments under the amortization schedule within the following 12 months under such facility until eliminated. All remaining amounts of prepayments will be applied pro rata to the remaining amortization payments under such facility. The senior credit facility also provides for customary events of default, including non-payment defaults, covenant defaults and cross-defaults to the Company’s other material indebtedness.

        The senior credit facility is guaranteed by the Company and by each of its existing domestic subsidiaries and will be guaranteed by all future domestic subsidiaries. The facility is secured by a first priority lien on substantially all, subject to certain exceptions, of the Advance Stores’ properties and assets and the properties and assets of its existing domestic subsidiaries and will be secured by the properties and assets of its future domestic subsidiaries. The senior credit facility contains covenants restricting the ability of the Company and its subsidiaries to, among other things, (1) declare dividends or redeem or repurchase capital stock, (2) prepay, redeem or purchase debt, (3) incur liens or engage in sale-leaseback transactions, (4) make loans and investments, (5) incur additional debt (including hedging arrangements), (6) engage in certain mergers, acquisitions and asset sales, (7) engage in transactions with affiliates, (8) change the nature of the Company’s business and the business conducted by its subsidiaries and (9) change the holding company status of the Company. The Company is required to comply with financial covenants with respect to a maximum leverage ratio, a minimum interest coverage ratio, a minimum current assets to funded senior debt ratio, a maximum senior leverage ratio and maximum limits on capital expenditures.

        During fiscal 2003, the Company completed the redemption of its outstanding senior subordinated notes and senior discount debentures. Incremental facilities were added to fund the redemption in the form of a tranche A-1 term loan facility of $75,000 and tranche C-1 term loan facility of $275,000. In conjunction with this redemption and overall partial repayment of $54,433, the Company wrote-off deferred financing costs. The write-off of these costs combined with the accretion of the discounts and related premiums paid on the repurchase of the senior

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
January 1, 2005, January 3, 2004, and December 28, 2002
(in thousands, except per share data)

subordinated notes and senior discount debentures resulted in a loss on extinguishment of debt of $46,887 in the accompanying consolidated statements of operations for the year ended January 3, 2004.

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

        During fiscal 2002, the Company repaid a portion of its tranche A and tranche B term loan facilities. Subsequently, it also refinanced the remaining portion of its tranche B term loan facility under its previous senior credit facility by amending and restating the credit facility to add a new $250,000 tranche C term loan facility. The borrowings under the tranche C term loan facility were used to refinance the tranche B term loan facility. In conjunction with the extinguishment of this debt, the Company wrote-off deferred financing costs in accordance with EITF No. 96-19. The write-off of these costs is classified as a loss on extinguishment of debt of $8,542 in the accompanying consolidated statement of operations.

        During fiscal 2002, the Company also repurchased and retired a portion of its senior subordinated notes and senior discount debentures. The premiums paid and the write-off of the related deferred financing costs are classified as a loss on extinguishment of debt of $8,280 in the accompanying statements of operations.

        As of January 1, 2005, the Company was in compliance with the covenants of the senior credit facility. Substantially all of the net assets of the Company’s subsidiaries are restricted at January 1, 2005.

        At January 1, 2005, the aggregate future annual maturities of long-term debt are as follows:

2005	$31,700
2006	24,525
2007	40,200
2008	63,375
2009	52,700
Thereafter	257,500

$470,000

13. Stock Repurchase Program:

        During the third quarter of fiscal 2004, the Company’s Board of Directors authorized a stock repurchase program of up to $200,000 of the Company’s common stock plus related expenses. The program will allow the Company to repurchase its common stock on the open market or in privately negotiated transactions from time to time in accordance with the requirements of the Securities and Exchange Commission. As of January 1, 2005, the Company has repurchased a total of 3,700 shares of common stock at an aggregate cost of $146,222, or $39.52 per share. At January 1, 2005, the Company had $53,778, excluding related expenses, available for stock repurchases under the stock repurchase program.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
January 1, 2005, January 3, 2004, and December 28, 2002
(in thousands, except per share data)

14. Income Taxes:

        Provision (benefit) for income taxes from continuing operations for fiscal 2004, fiscal 2003 and fiscal 2002 consists of the following:

	Current	Deferred	Total

2004-
Federal	$102,171	$1,318	$103,489
State	9,042	5,190	14,232

	$111,213	$6,508	$117,721

2003-
Federal	$23,759	$44,820	$68,579
State	923	8,922	9,845

	$24,682	$53,742	$78,424

2002-
Federal	$(11,958)	$44,740	$32,782
State	62	6,686	6,748

	$(11,896)	$51,426	$39,530

        The provision (benefit) for income taxes from continuing operations differed from the amount computed by applying the federal statutory income tax rate due to:

	2004	2003	2002

Income from continuing operations
at statutory U.S. federal income tax rate	$107,012	$71,298	$35,587
State income taxes, net of federal income tax benefit	9,251	6,399	4,386
Non-deductible interest & other expenses	745	1,263	914
Valuation allowance	236	(1,002)	241
Other, net	477	466	(1,598)

	$117,721	$78,424	$39,530

        During the years ended January 1, 2005, January 3, 2004, and December 28, 2002, the Company had a (loss) income from operations of the discontinued Wholesale Dealer Network of $(63), $(572) and $4,691, respectively. The Company recorded an income tax (benefit) expense of $(24), $(220) and $1,820 related to these discontinued operations for the years ended January 1, 2005, January 3, 2004, and December 28, 2002, respectively.

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

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
January 1, 2005, January 3, 2004, and December 28, 2002
(in thousands, except per share data)

	January 1, 2005	January 3, 2004

Deferred income tax assets	$40,009	$38,441
Valuation allowance	(1,029)	(793)
Deferred income tax liabilities	(108,277)	(100,989)

Net deferred income tax liabilities	$(69,297)	$(63,341)

        At January 1, 2005 and January 3, 2004, the Company has cumulative net deferred income tax liabilities of $69,297 and $63,341, respectively. The gross deferred income tax assets also include state net operating loss carryforwards, or NOLs, and state tax credit carryforwards of approximately $3,720 and $6,695, respectively. These NOLs and state tax credit carryforwards may be used to reduce future taxable income and expire periodically through fiscal year 2024. The Company believes it will realize these tax benefits through a combination of the reversal of temporary differences, projected future taxable income during the NOL carryforward periods and available tax planning strategies. Due to uncertainties related to the realization of certain deferred tax assets for NOLs in various jurisdictions, the Company recorded a valuation allowance of $1,029 as of January 1, 2005 and $793 as of January 3, 2004. The amount of deferred income tax assets realizable, however, could change in the near future if estimates of future taxable income are changed.

Temporary differences which give rise to significant deferred income tax assets (liabilities) are as follows:

	January 1, 2005	January 3, 2004

Current deferred income tax liabilities
Inventory differences	$(57,127)	$(51,604)
Accrued medical and workers compensation	13,701	6,755
Accrued expenses not currently deductible for tax	15,194	17,466
Net operating loss carryforwards	2,152	3,567
Tax credit carryforwards	419	-

Total current deferred income tax liabilities	$(25,661)	$(23,816)

Long-term deferred income tax liabilities
Property and equipment	(52,605)	(47,318)
Postretirement benefit obligation	6,975	6,931
Net operating loss carryforwards	1,568	3,128
Tax credit carryforwards	-	594
Valuation allowance	(1,029)	(793)
Other, net	1,455	(2,067)

Total long-term deferred income tax liabilities	$(43,636)	$(39,525)

        These amounts are recorded in other current assets, other current liabilities, other assets and other long-term liabilities in the accompanying consolidated balance sheets, as appropriate.

        The Company currently has certain years that are open to audit by the Internal Revenue Service. In addition, the Company has certain years that are open for audit by various state and foreign jurisdictions for income taxes and sales, use and excise taxes. In management’s opinion, any amounts assessed will not have a material effect on the Company’s financial position or results of operations.

15. Lease Commitments:

        The Company leases certain store locations, distribution centers, office space, equipment and vehicles, some of which are with related parties. Initial terms for facility leases are typically 10 to 15 years, followed by additional terms containing renewal options at 5 year intervals, and may include rent escalation clauses. The total amount of

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
January 1, 2005, January 3, 2004, and December 28, 2002
(in thousands, except per share data)

the minimum rent is expensed on a straight-line basis over the initial term of the lease unless external economic factors exist such that renewals are reasonably assured, in which case the Company would include the renewal period in its amortization period. In addition to minimum fixed rentals, some leases provide for contingent facility rentals. Contingent facility rentals are determined on the basis of a percentage of sales in excess of stipulated minimums for certain store facilities as defined in the individual lease agreements. Most of the leases provide that the Company pays taxes, maintenance, insurance and certain other expenses applicable to the leased premises and include options to renew. Management expects that, in the normal course of business, leases that expire will be renewed or replaced by other leases.

        At January 1, 2005, future minimum lease payments due under non-cancelable operating leases with lease terms ranging from one year through the year 2024 are as follows:

	Other (a)	Related Parties (a)	Total

2005	$185,576	$2,779	$188,355
2006	165,274	2,344	167,618
2007	150,037	2,020	152,057
2008	132,420	1,937	134,357
2009	111,898	1,653	113,551
Thereafter	562,348	3,714	566,062

	$1,307,553	$14,447	$1,322,000

(a)	The Other and Related Parties columns include stores closed as a result of the Company’s restructuring plans.

        At January 1, 2005 and January 3, 2004, future minimum sub-lease income to be received under non-cancelable operating leases is $8,413 and $9,487, respectively.

        Net rent expense for fiscal 2004, fiscal 2003 and fiscal 2002 was as follows:

	2004	2003	2002

Minimum facility rentals	$169,449	$154,461	$140,929
Contingent facility rentals	1,201	1,395	1,059
Equipment rentals	5,128	5,117	6,112
Vehicle rentals	6,007	7,104	6,419

	181,785	168,077	154,519
Less: Sub-lease income	(3,171)	(3,223)	(3,250)

	$178,614	$164,854	$151,269

        Rental payments to related parties of approximately $3,044 in fiscal 2004, $3,011 in fiscal 2003 and $3,168 in fiscal 2002 are included in net rent expense for open stores. Rent expense associated with closed locations is included in other selling, general and administrative expenses.

16. Installment Sales Program:

        A subsidiary of the Company maintains an in-house finance program, which offers financing to retail customers. Finance charges of $2,257, $3,380 and $3,901 on the installment sales program are included in net sales in the accompanying consolidated statements of operations for the fiscal years ended January 1, 2005, January 3, 2004 and December 28, 2002, respectively. The cost of administering the installment sales program is included in selling, general and administrative expenses.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
January 1, 2005, January 3, 2004, and December 28, 2002
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

        The Company’s Western Auto subsidiary, together with other defendants including automobile manufacturers, automotive parts manufacturers and other retailers, has been named as a defendant in lawsuits alleging injury as a result of exposure to asbestos-containing products. The Company and some of its subsidiaries also have been named as defendants in many of these lawsuits. The plaintiffs have alleged that these products were manufactured, distributed and/or sold by the various defendants. To date, these products have included brake and clutch parts and roofing materials. Many of the cases pending against the Company or its subsidiaries are in the early stages of litigation. The damages claimed against the defendants in some of these proceedings are substantial. Additionally, some of the automotive parts manufacturers named as defendants in these lawsuits have declared bankruptcy, which will limit plaintiffs’ ability to recover monetary damages from those defendants. The Company believes that it has valid defenses against these claims. The Company also believes that most of these claims are at least partially covered by insurance. Based on discovery to date, the Company does not believe the cases currently pending will have a material adverse effect on it. However, if the Company was to incur an adverse verdict in one or more of these claims and were ordered to pay damages that were not covered by insurance, these claims could have a material adverse affect on its operating results, financial position and liquidity. If the number of claims filed against the Company or any of its subsidiaries alleging injury as a result of exposure to asbestos-containing products increases substantially, the costs associated with concluding these claims, including damages resulting from any adverse verdicts, could have a material adverse effect on its operating results, financial position and liquidity in future periods.

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

        The Company is self-insured for general and automobile liability, workers’ compensation and the health care claims of its team members although the Company maintains stop-loss coverage with third-party insurers to limit its total liability exposure. Liabilities associated with these losses are calculated for claims filed and claims incurred but not yet reported at the Company’s estimate of their ultimate cost based upon analyses of historical data, demographic and severity factors and valuations provided by third-party actuaries. Management monitors new claims and claim development as well as negative trends related to the claims incurred but not reported in order to assess the adequacy of the Company’s insurance reserves. On a periodic basis, the Company also reviews its assumptions with the Company’s third-party actuaries. While the Company does not expect the amounts ultimately paid to differ significantly from its estimates, the self-insurance reserves could be affected if future claim experience differs significantly from the historical trends and the actuarial assumptions.

        The Company accrues for tax contingencies when it is probable that a liability to a taxing authority has been incurred and the amount of the contingency can be reasonably estimated, based on past experience. The Company’s tax contingency reserve is adjusted for changes in circumstances and additional uncertainties, such as significant amendments to existing tax law, both legislated and concluded through the various jurisdictions’ tax court systems. At January 1, 2005, the Company had a tax contingency reserve of $7,576. It is the opinion of the Company’s management that the possibility is remote that costs in excess of those reserved for will have a material adverse impact on the Company’s financial position or results of operations.

        The Company has entered into employment agreements with certain team members that provide severance pay benefits under certain circumstances after a change in control of the Company or upon termination of the team member by the Company. The maximum contingent liability under these employment agreements is approximately

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
January 1, 2005, January 3, 2004, and December 28, 2002
(in thousands, except per share data)

$2,491 and $2,408 at January 1, 2005 and January 3, 2004 of which nothing has been accrued, respectively.

18. Benefit Plans:

401(k) Plan

        The Company maintains a defined contribution team member benefit plan, which covers substantially all team members after one year of service and have attained the age of twenty-one. The plan allows for team member salary deferrals, which are matched at the Company’s discretion. Company contributions were $6,752, $6,398 and $6,930 in fiscal 2004, fiscal 2003, and fiscal 2002, respectively.

        The Company also maintains a profit sharing plan covering Western team members that was frozen prior to the Western Merger on November 2, 1998. This plan covered all full-time team members who had completed one year of service and had attained the age of twenty-one.

Deferred Compensation

        During third quarter of fiscal 2003, the Company established an unqualified deferred compensation plan for certain team members. The Company has accounted for the unqualified deferred compensation plan in accordance with EITF 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested.” The liability related to the former Discount deferred compensation plan, which was terminated in May 2002, was merged into the new plan. This plan provides for a minimum and maximum deferral percentage of the team member base salary and bonus, as determined by the Retirement Plan Committee. The Company establishes and maintains a deferred compensation liability for this plan. The Company funds this liability by remitting the team member’s deferral to a Rabbi Trust where these deferrals are invested in trading securities. Accordingly, all gains and losses on these underlying investments, which are held in the Rabbi Trust to fund the deferred compensation liability, are recognized in the Company’s consolidated statement of operations. At January 1, 2005 and January 3, 2004 these liabilities were $1,840 and $1,011, respectively.

        The Company maintains an unfunded deferred compensation plan established for certain key team members of Western prior to the fiscal 1998 Western merger. The Company assumed the plan liability of $15,253 through the Western merger. The plan was frozen at the date of the Western merger. As of January 1, 2005 and January 3, 2004, $1,598 and $2,409, respectively, was accrued for these plans with the current portion included in accrued expenses and the long-term portion in other long-term liabilities in the accompanying consolidated balance sheets.

Postretirement Plan

        The Company provides certain health care and life insurance benefits for eligible retired team members through a postretirement plan, or the Plan. These benefits are subject to deductibles, co-payment provisions and other limitations. The Plan has no assets and is funded on a cash basis as benefits are paid. During the second quarter of fiscal 2004, the Company amended the Plan to exclude outpatient prescription drug benefits to Medicare eligible retirees effective January 1, 2006. Due to this negative plan amendment, the Company’s accumulated postretirement benefit obligation was reduced by $7,557, resulting in an unrecognized negative prior service cost in the same amount. The unrecognized negative prior service cost is being amortized over the estimated remaining life expectancy of the plan participants of 13 years as allowed under SFAS No. 106, “Employers Accounting for Postretirement Benefits Other Than Pensions.”

        Other financial information related to the plans was determined by the Company’s independent actuaries. The measurement date used by the actuaries was October 31 of each fiscal year. The following provides a reconciliation of the accrued benefit obligation included in other long-term liabilities in the accompanying consolidated balance sheets, recorded and the funded status of the plan as of January 1, 2005 and January 3, 2004:

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
January 1, 2005, January 3, 2004, and December 28, 2002
(in thousands, except per share data)

	2004	2003

Change in benefit obligation:
Benefit obligation at beginning of the year	$22,750	$23,002
Service cost	2	5
Interest cost	1,004	1,485
Benefits paid	(1,239)	(3,336)
Plan amendment	(7,557)	-
Actuarial (gain) loss	(335)	1,594

Benefit obligation at end of the year	14,625	22,750

Change in plan assets:
Fair value of plan assets at beginning of the year	-	-
Employer contributions	1,239	3,336
Participant contributions	2,485	1,779
Benefits paid	(3,724)	(5,115)

Fair value of plan assets at end of year	-	-

Reconciliation of funded status:
Funded status	(14,625)	(22,750)
Unrecognized transition obligation	-	9
Unrecognized prior service cost	(7,112)	-
Unrecognized actuarial loss	4,371	5,362

Accrued postretirement benefit cost	$(17,366)	$(17,379)

        Net periodic postretirement benefit cost is as follows:

	2004	2003	2002

Service cost	$2	$5	$473
Interest cost	1,004	1,485	1,239
Amortization of the transition obligation	-	1	58
Amortization of the prior service cost	(436)	-	-
Amortization of recognized net losses (gains)	250	146	(89)

	$820	$1,637	$1,681

        The health care cost trend rate was assumed to be 14.0% for 2005, 12.5% for 2006, 11.5% for 2007, 10.0% for 2008, 9.5% for 2009, 8.5% for 2010 and 5.0% to 8.0% for 2011 and thereafter. If the health care cost were increased 1% for all future years the accumulated postretirement benefit obligation would have increased by $1,247 as of January 1 2005. The effect of this change on the combined service and interest cost would have been an increase of $102 for 2004. If the health care cost were decreased 1% for all future years the accumulated postretirement benefit obligation would have decreased by $1,318 as of January 1, 2005. The effect of this change on the combined service and interest cost would have been a decrease of $121 for 2004.

        The postretirement benefit obligation and net periodic postretirement benefit cost was computed using the following weighted average discount rates as determined by the Company’s actuaries for each applicable year:

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
January 1, 2005, January 3, 2004, and December 28, 2002
(in thousands, except per share data)

	2004	2003

Weighted average discount rate	5.75%	6.25%

        The Company expects plan contributions to completely offset benefits paid. The following table summarizes the Company’s expected benefit payments (net of retiree contributions) to be paid for each of the following fiscal years:

Amount

2005	$1,340
2006	1,050
2007	1,145
2008	1,160
2009	1,191
2010-2014	5,101

        The Company reserves the right to change or terminate the benefits or contributions at any time. The Company also continues to evaluate ways in which it can better manage these benefits and control costs. Any changes in the plan or revisions to assumptions that affect the amount of expected future benefits may have a significant impact on the amount of the reported obligation, annual expense and projected benefit payments.

19. Equity Compensation:

        During fiscal 2004, the Company established the Advance Auto Parts, Inc. 2004 Long-Term Incentive Plan, or the LTIP, which was approved at its 2004 Annual Meeting of Stockholders. The LTIP was created to enable the Company to continue to attract and retain team members of exceptional managerial talent upon whom, in large measure, its sustained progress, growth and profitability depends. The LTIP replaces the Company’s previous senior executive stock option plan and executive stock option plan. The stock options that remained available for future grant under these predecessor plans became available under the LTIP and thus, no stock options will be available for grant under those plans. The stock options authorized to be granted are non-qualified stock options and terminate on the seventh anniversary of the grant date. Additionally, the stock options vest over a three-year period in equal installments beginning on the first anniversary grant date.

        In addition to stock options, the Company also has the ability to offer additional types of equity incentives as allowed under the LTIP. Accordingly, during fiscal 2004, the Company created the Advance Auto Parts, Inc. Deferred Stock Unit Plan for Non-Employee Directors and Selected Executives, or the DSU Plan. The DSU Plan provides for the annual grant of deferred stock units, or DSUs, to the Company’s board of directors as allowed under the LTIP. Each DSU is equivalent to one share of common stock of the Company. The DSUs are immediately vested upon issuance since the DSU Plan provides for the board members to receive their equivalent shares at any point upon departure from the board. The Company granted 6 DSUs in fiscal 2004 at a weighted average fair value of $41.57. For fiscal 2004, the Company recognized a total of $494, on a pre-tax basis, in compensation expense related to the issuance of DSUs. Additionally, the DSU Plan provides for the deferral of compensation as earned in the form of an annual retainer for board members and wages for certain highly compensated employees of the Company. These deferred stock units are payable to the participants at a future date or over a specified time period as elected by the participants in accordance with the DSU Plan.

        Shares authorized for grant under the LTIP are 5,747 at January 1, 2005. Subsequent to January 1, 2005, the Company granted 1,298 stock options at an exercise price of $50.06.

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
January 1, 2005, January 3, 2004, and December 28, 2002
(in thousands, except per share data)

fiscal 1998 as consideration paid to the existing stockholder. The other options were completely exercised during fiscal 2003.

        Total option activity for the last three fiscal years was as follows:

	2004		2003		2002

Plan	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price

Fixed Price Options
Outstanding at beginning of year	5,411	$15.05	5,536	$13.13	6,056	$11.24
Granted	1,352	39.13	1,252	21.78	1,104	21.13
Exercised	(1,942)	10.54	(1,274)	12.89	(1,556)	11.17
Forfeited	(261)	22.39	(103)	21.16	(68)	21.16

Outstanding at end of year	4,560	$23.68	5,411	$15.05	5,536	$13.13

Other Options
Outstanding at beginning of year	-	$-	1,000	$9.00	1,000	$8.00
Exercised	-	-	(1,000)	9.00	-	-

Outstanding at end of year	-	$-	-	$-	1,000	$9.00

        For each of the Company’s option grants during fiscal years 2004, 2003 and 2002, the Company granted options at prices consistent with the market price of its stock on each respective grant date. Information related to the Company’s options by range of exercise prices is as follows:

	Number of Shares Outstanding	Weighted- Average Exercise Price of Outstanding Shares	Weighted- Average Remaining Contractual Life of Outstanding Shares (in years)	Number of Shares Exercisable	Weighted Price of Exercise Price of Exercisable Shares

$5.00-$9.99	164	$8.45	1.9	164	$8.45
$10.00-$19.99	1,231	12.01	2.5	1,220	11.94
$20.00-$29.99	1,742	20.89	4.6	793	21.23
$30.00-$39.99	1,375	38.86	6.1	38	37.06
$40.00-$49.99	48	41.71	6.6	-	-

	4,560	$23.68	4.4	2,215	$15.44

        As permitted under SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company accounts for its stock options using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, or APB No. 25. Under APB No. 25, compensation cost for stock options is measured as the excess, if any, of the market price of the Company’s common stock at the measurement date over the exercise price. Accordingly, the Company has not recognized compensation expense on the issuance of its stock options because the exercise price equaled the fair market value of the underlying stock on the grant date. No compensation expense was required for the fiscal years ended January 1, 2005, January 3, 2004 and December 28, 2002.

        During fiscal 2002, the Company established an employee stock purchase plan. The plan is intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986, as amended. In May 2002, the Company registered 700 shares with the Securities and Exchange Commission to be issued under the plan. All eligible team members may purchase common stock at 85% of fair market value (determined quarterly) through

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
January 1, 2005, January 3, 2004, and December 28, 2002
(in thousands, except per share data)

payroll deductions. There are annual limitations on team member purchases of either $25,000 per team member or ten percent of compensation, whichever is less. Under the plan, team members purchased 118, 147 and 28 shares in fiscal years 2004, 2003 and 2002, respectively.

20. Fair Value of Financial Instruments:

        The carrying amount of cash and cash equivalents, receivables, bank overdrafts, accounts payable, borrowings secured by receivables and current portion of long-term debt approximates fair value because of the short maturity of those instruments. The carrying amount for variable rate long-term debt approximates fair value for similar issues available to the Company. There was no fixed rate long-term debt outstanding at January 1, 2005 or January 3, 2004.

21. Quarterly Financial Data (unaudited):

        The following table summarizes quarterly financial data for fiscal years 2004 and 2003:

2004(1)	First	Second	Third	Fourth

	(16 weeks)	(12 weeks)	(12 weeks)	(12 weeks)
Net sales	$1,122,918	$908,412	$890,161	$848,806
Gross profit	520,898	422,302	416,515	393,656
Income from continuing operations	51,343	53,229	51,399	32,056
(Loss) income on discontinued operations	(52)	6	(6)	13
Net income	51,291	53,235	51,393	32,069

Basic income per share:
Net income	0.69	0.71	0.69	0.44
Diluted income per share:
Net income	0.68	0.70	0.68	0.43

2003(1)	First	Second	Third	Fourth

	(16 weeks)	(12 weeks)	(12 weeks)	(13 weeks)
Net sales	$1,005,968	$827,348	$839,101	$821,279
Gross profit	463,989	379,474	386,928	374,127
Income from continuing operations	3,968	43,291	44,745	33,283
Income (loss) on discontinued operations	1,073	167	419	(2,011)
Net income	5,041	43,458	45,164	31,272

Basic income per share:
Net income	0.07	0.60	0.61	0.42
Diluted income per share:
Net income	0.07	0.58	0.60	0.41

        Note: Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with per share amounts for the year.

(1)	The results of operations for the four quarters of fiscal 2004 and fiscal 2003 reflect the reclassification of the wholesale operating results as discontinued operations.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Advance Auto Parts, Inc. and Subsidiaries
Roanoke, Virginia

We have audited the consolidated financial statements of Advance Auto Parts, Inc. and subsidiaries as of January 1, 2005 and January 3, 2004, and for each of the three years in the period ended January 1, 2005, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of January 1, 2005, and the effectiveness of the Company’s internal control over financial reporting as of January 1, 2005, and have issued our reports thereon dated March 14, 2005; such reports are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedules of Advance Auto Parts, Inc. and subsidiaries, listed in Item 15 (a) (2). These consolidated financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

DELOITTE & TOUCHE LLP

McLean, Virginia
March 14, 2005

ADVANCE AUTO PARTS, INC.
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
Condensed Parent Company Balance Sheets
January 1, 2005 and January 3, 2004
(in thousands, except per share data)

	January 1, 2005	January 3, 2004

Assets
Cash and cash equivalents	$23	$23
Other current assets	203	56
Investment in subsidiary	894,528	680,540

Total assets	$894,754	$680,619

Liabilities and stockholders’ equity
Accrued expenses	$58	$68
Other long-term liabilities	172,381	49,307

Total liabilities
	172,439	49,375
Stockholders’ equity
Preferred stock, nonvoting, $0.0001 par value; 10,000 shares authorized; no shares issued or outstanding	-	-
Common stock, voting $0.0001 par value; 200,000 shares
authorized; 75,945 shares issued and 72,245 outstanding in 2004 and 73,884 issued and outstanding in 2003	8	7
Additional paid-in capital	695,215	647,106
Treasury stock, at cost, 3,700 shares	(146,370)	-
Accumulated other comprehensive gain (loss)	814	(529)
Retained earnings (accumulated deficit)	172,648	(15,340)

Total stockholders’ equity	722,315	631,244

Total liabilities and stockholders’ equity	$894,754	$680,619

The accompanying notes to condensed parent company financial statements are an integral part of these balance sheets.

ADVANCE AUTO PARTS, INC.
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
Condensed Parent Company Statement of Operations
For the Years Ended January 1, 2005, January 3, 2004, and December 28, 2002
(in thousands, except per share data)

	For the Years Ended

	2004	2003	2002

Selling, general and administrative expenses	$166	$170	$155
Interest expense	-	(3,277)	(11,816)
Interest income	-	10	97
Equity in earnings of subsidiaries	188,789	131,985	75,446
Loss on debt extinguishment	-	(7,025)	(2,365)
Income tax provision (benefit)	635	(3,412)	(3,812)

Net income	$187,988	$124,935	$65,019

Net income per basic share	$2.54	$1.71	$0.93

Net income per diluted share	$2.49	$1.67	$0.90

Average common shares outstanding	73,897	72,999	70,098
Dilutive effect of stock options	1,584	1,744	2,278

Average common shares outstanding - assuming dilution	75,481	74,743	72,376

The accompanying notes to condensed parent company financial statements are an integral part of these statements.

ADVANCE AUTO PARTS, INC.
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
Condensed Parent Company Statements of Cash Flows
For the Years Ended January 1, 2005, January 3, 2004, and December 28, 2002
(in thousands)

	For the Years Ended

	2004	2003	2002

Cash flows from operating activities:
Net income	$187,988	$124,935	$65,019
Adjustments to reconcile net income to net cash (used in) provided by operations:
Amortization of deferred debt issuance costs	-	57	219
Amortization of bond discount	-	3,220	11,597
Provision (benefit) for deferred income taxes	56	12,314	(1,249)
Equity in earnings of subsidiary	(188,789)	(131,985)	(75,446)
Loss on extinguishment of debt	-	7,025	2,365
Net (increase) decrease in working capital	(211)	819	174

Net cash (used in) provided by operating activities	(956)	16,385	2,679

Cash flows from investing activities:
Change in net intercompany with subsidiaries	956	(16,903)	(2,513)

Net cash provided by (used in) investing activities	956	(16,903)	(2,513)

Cash flows from financing activities:	-	-	-

Net (decrease) increase in cash and cash equivalents	-	(518)	166
Cash and cash equivalents, beginning of year	23	541	375

Cash and cash equivalents, end of year	$23	$23	$541

Supplemental cash flow information:
Interest paid	$-	$-	$-
Income taxes paid, net of refunds received	-	-	-
Noncash transactions:
Issuance of common stock related to secondary offering	$-	$-	$90,022
Early extinguishment of debt paid funded by Stores	-	(91,050)	(19,140)
Payment of debt related costs funded by Stores	-	(5,862)	(2,066)
Proceeds received by Advance Stores from stock transactions
under the Parent’s stock subscription plan and Stores stock option plan	20,470	26,383	19,069
Repurchases of Parent’s common stock	(146,370)	-	-

The accompanying notes to condensed parent company financial statements are an integral part of these statements.

ADVANCE AUTO PARTS, INC.
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
Notes to Condensed Parent Company Statements
January 1, 2005 and January 3, 2004
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

2. Organization

        Advance Auto Parts, Inc. (“the Company”) is a holding company, which was the 100% shareholder of Advance Stores Company, Incorporated and its subsidiaries (“Stores”) during the periods presented. The parent/subsidiary relationship between the Company and Stores includes certain related party transactions. These transactions consist primarily of interest on intercompany advances, dividends, capital contributions and allocations of certain costs. Deferred income taxes have not been provided for financial reporting and tax basis differences on the undistributed earnings of the subsidiaries.

3. Summary of Significant Accounting Policies

Accounting Period

        The Company’s fiscal year ends on the Saturday nearest the end of December, which results in an extra week every six years. Accordingly, fiscal 2003 includes 53 weeks of operations. All other fiscal years presented include 52 weeks of operations.

Recent Accounting Pronouncements

        In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections.” As a result of rescinding FASB Statement No. 4, “Reporting Gains Losses from Extinguishment of Debt,” gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in Accounting Principles Board, or APB, Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” This statement also amends FASB Statement No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Additional amendments include changes to other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The Company adopted SFAS No. 145 during the first quarter of fiscal 2003. For the fiscal years ended 2004, 2003 and 2002, the Company recorded losses on the extinguishment of debt of $0, $7,025 and $2,365, respectively.

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

See Notes to Consolidated Financial Statements for Additional Disclosures.

ADVANCE AUTO PARTS, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Allowance for doubtful accounts receivable:	Balance at Beginning of Period	Charges to Expenses	Deductions		Other	Balance at End of Period

December 28, 2002	$9,890	$2,201	$(3,126	)(1)	$-	$8,965
January 3, 2004	8,965	4,096	(3,931	)(1)	-	9,130
January 1, 2005	9,130	2,236	(3,263	)(1)	-	8,103

(1)	Accounts written off during the period. These amounts did not impact our statement of operations for any year presented.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 17, 2005
ADVANCE AUTO PARTS, INC.

By:	/s/ Jeffrey T. Gray

Jeffrey T. Gray Executive Vice President and Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lawrence P. Castellani	Chairman of the Board of Directors	March 17, 2005
Lawrence P. Castellani	and Chief Executive Officer
(Principal Executive
Officer)

/s/ Jeffrey T. Gray	Executive Vice President and Chief	March 17, 2005
Jeffrey T. Gray	Financial Officer (Principal
Financial and Accounting
Officer)

/s/ William L. Salter	Lead Director	March 17, 2005
William L. Salter

/s/ Nicholas F. Taubman	Director	March 17, 2005
Nicholas F. Taubman

S-1

Signature	Title	Date

/s/ John C. Brouillard	Director	March 17, 2005
John C. Brouillard

/s/ Michael N. Coppola	Executive Vice President and Chief	March 17, 2005
Michael N. Coppola	Operating Officer and Director

/s/ Darren R. Jackson	Director	March 17, 2005
Darren R. Jackson

/s/ William S. Oglesby	Director	March 17, 2005
William S. Oglesby

/s/ Gilbert T. Ray	Director	March 17, 2005
Gilbert T. Ray

/s/ Carlos A. Saladrigas	Director	March 17, 2005
Carlos A. Saladrigas

/s/ Francesca Spinelli	Director	March 17, 2005
Francesca Spinelli, Ph. D.

S-2

EXHIBIT INDEX

Exhibit Number	Description
3.1(11)	Restated Certificate of Incorporation of Advance Auto Parts, Inc. (“Advance Auto”)(as amended on May 19, 2004).
3.2(3)	Bylaws of Advance Auto.
4.1(7)	Amended and Restated Stockholders’ Agreement dated as of November 2, 1998, as amended, among FS Equity Partners IV, L.P., Ripplewood Partners, L.P., Ripplewood Advance Auto Parts Employee Fund I L.L.C., Nicholas F. Taubman, Arthur Taubman Trust dated July 13, 1964, WA Holding Co. and Advance Auto, as successor in interest to Advance Holding Corporation (“Advance Holding”) (including the Terms of the Registration Rights of the Common Stock).
10.1(13)	Amended and Restated Credit Agreement dated as of November 3, 2004 among Advance Auto, Advance Stores Company, Incorporated (“Advance Stores”), the lenders party thereto, JPMorgan Chase Bank (“JPMorgan Chase”), as administrative agent, and Suntrust Bank and Wachovia Bank, National Association, as syndication agents, and U.S. Bank N.A. and Bank of America N.A., as documentation agents.
10.2(9)	Amended and Restated Pledge Agreement dated as of December 5, 2003 among Advance Auto, Advance Stores, the subsidiary pledgors listed therein and JPMorgan Chase, as collateral agent.
10.3(5)	Guarantee Agreement dated as of November 28, 2001 among Advance Auto, the Subsidiary Guarantors listed therein and JP Morgan Chase, as collateral agent.
10.4(5)	Indemnity, Subrogation and Contribution Agreement dated as of November 28, 2001 among Advance Auto, Advance Stores, the Guarantors listed therein and JP Morgan Chase, as collateral agent.
10.5(13)	Amended and Restated Security Agreement dated as of November 3, 2004 among Advance Auto, Advance Stores, the subsidiary guarantors listed therein and JPMorgan Chase, as collateral agent.
10.6(1)	Lease Agreement dated as of March 16, 1995 between Ki, L.C. and Advance Stores for its headquarters located at 5673 Airport Road, Roanoke, Virginia, as amended.
10.7(1)	Lease Agreement dated as of January 1, 1997 between Nicholas F. Taubman and Advance Stores for the distribution center located at 1835 Blue Hills Drive, N.E., Roanoke, Virginia, as amended.
10.8(4)*	Advance Auto 2001 Senior Executive Stock Option Plan.
10.9(4)*	Form of Advance Auto 2001 Senior Executive Stock Option Agreement.
10.10(4)*	Advance Auto 2001 Executive Stock Option Plan.
10.11(4)*	Advance Auto 2001 Senior Executive Stock Subscription Plan.
10.12(4)*	Form of Advance Auto 2001 Stock Option Agreement.
10.13(4)*	Advance Auto 2001 Employee Stock Subscription Plan.
10.14(4)*	Form of Advance Auto Stock Subscription Agreement.
10.15(1)*	Form of Secured Promissory Note.
10.16(1)*	Form of Stock Pledge Agreement.
10.17(1)*	Form of Employment and Non-Competition Agreement between Childs, Cox, Gearheart, Gerald, Gray, Gregory, Hale, Helms, Jeter, Knighten, Kyle, Livesay, McDaniel, Miley, Quinn, Rakes, Richardson, Smith, Turner and Williams and Advance Stores.
10.18(1)*	Form of Employment and Non-Competition Agreement between Bigoney, Buskirk, Felts, Fralin, Haan, Klasing, Reid, Stevens, Vaughn, Wade, Weatherly and Wirth and Advance Stores
10.19(12)*	Form of Indemnity Agreement between each of the directors of Advance Auto and Advance Auto, as successor in interest to Advance Holding.
10.20(2)*	Employment and Noncompetition Agreement dated as of February 1, 2000, among Advance Stores, Advance Auto, as successor in interest Advance Holding, and Lawrence P. Castellani.
10.21(2)*	Senior Executive Stock Subscription Agreement dated as of February 1, 2000, between Advance Auto, as successor in interest to Advance Holding, and Lawrence P. Castellani.
10.22(2)*	Restricted Stock Agreement dated as of February 1, 2000, between Advance Auto, as successor in interest to Advance Holding, and Lawrence P. Castellani.
10.23(4)*	Form of Advance Auto 2001 Stock Option Agreement for holders of Discount fully converted options.
10.24(4)	Purchase Agreement dated as of October 31, 2001 among Advance Stores, Advance Trucking Corporation, LARALEV, INC., Western Auto Supply Company, J.P. Morgan Securities Inc., Credit Suisse First Boston Corporation and Lehman Brothers Inc.

Exhibit Number	Description
10.25(5)	Joinder to the Purchase Agreement dated as of November 28, 2001 by and among Advance Aircraft Company, Inc., Advance Merchandising Company, Inc., WASCO Insurance Agency, Inc., Western Auto of Puerto Rico, Inc., Western Auto of St. Thomas, Inc., Discount, DAP Acceptance Corporation, J.P. Morgan Securities, Inc., Credit Suisse First Boston Corporation and Lehman Brothers Inc.
10.26(6)	Form of Master Lease dated as of February 27, 2001 by and between Dapper Properties I, II and III, LLC and Discount.
10.27(5)	Form of Amendment to Master Lease dated as of December 28, 2001 between Dapper Properties I, II and III, LLC and Discount.
10.28(6)	Form of Sale-Leaseback Agreement dated as of February 27, 2001 by and between Dapper Properties I, II and III, LLC and Discount.
10.29(5)	Substitution Agreement dated as of November 28, 2001 by and among GE Capital Franchise Finance Corporation, Washington Mutual Bank, FA, Dapper Properties I, II and III, LLC, Autopar Remainder I, II and III, LLC, Discount and Advance Stores.
10.30(5)	First Amendment to Substitution Agreement dated as of December 28, 2001 by and among GE Capital Franchise Finance Corporation, Washington Mutual Bank, FA, Dapper Properties I, II and III, LLC, Autopar Remainder I, II and III, LLC, Discount, Advance Stores and Western Auto Supply Company.
10.31(5)	Form of Amended and Restated Guaranty of Payment and Performance dated as of December 28, 2001 by Advance Stores in favor of Dapper Properties I, II and III, LLC.
10.32(7)	Lease Agreement dated as of August 8, 2001 by and between George D. Zamias and Advance Stores.
10.33(13)	Amendment and Restatement Agreement dated as of November 3, 2004, among Advance Auto, Advance Stores, the lenders party thereto and JP Morgan Chase, as administrative agent.
10.34(13)	Reaffirmation Agreement dated as of November 3, 2004 among Advance Auto, Advance Stores, the lenders party thereto and JP Morgan Chase, as administrative agent and collateral agent.
10.35(8)	Advance Auto Employee Stock Purchase Plan.
10.36(10)	Severance Agreement and Amendment to Employment and Non-Competition Agreement dated August 15, 2003 among Advance Auto, Advance Stores and David R. Reid.
10.37(11)	Advance Auto Parts, Inc. 2004 Long-Term Incentive Plan.
10.38(11)	Form of Advance Auto Parts, Inc. 2004 Long-Term Incentive Plan Option Agreement.
10.39(11)	Form of Advance Auto Parts, Inc. 2004 Long-Term Incentive Plan Award Notice.
10.40(11)	Advance Auto Parts, Inc. Deferred Stock Unit Plan for Non-Employee Directors and Selected Executives.
21.1	Subsidiaries of Advance Auto.
23.1	Consent of Deloitte & Touche LLP.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(*)	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 14(c).
(1)	Filed on June 4, 1998 as an exhibit to Registration Statement on Form S-4 (No. 333-56013) of Advance Stores Company, Incorporated.
(2)	Furnished on March 31, 2000 as an exhibit to Annual Report on Form 10-K of Advance Holding Corporation.
(3)	Furnished on August 31, 2001 as an exhibit to Registration Statement on Form S-4 (No. 333-68858) of Advance Auto Parts, Inc.
(4)	Furnished on November 6, 2001 as an exhibit to Amendment No. 2 to Registration Statement on Form S-4 (No. 333-68858) of Advance Auto Parts, Inc.
(5)	Filed on January 22, 2002 as an exhibit to Registration Statement on Form S-4 (No. 333-81180 ) of Advance Stores Company, Incorporated.
(6)	Filed on April 2, 2001 as an exhibit to the Quarterly Report on Form 10-Q of Discount.
(7)	Filed on February 6, 2002 as an exhibit to Registration Statement on Form S-1 (No. 333-82298) of Advance Auto Parts, Inc.
(8)	Filed on April 22, 2002 as an appendix to the Definitive Proxy Statement on Schedule 14A of Advance Auto Parts, Inc.
(9)	Filed on December 30, 2003 as an exhibit to Current Report on Form 8-K of Advance Auto Parts, Inc.
(10)	Filed on November 6, 2003 as an exhibit to the Quarterly Report on Form 10-Q of Advance Auto Parts, Inc.

(11)	Filed on August 16, 2004 as an exhibit to the Quarterly Report on Form 10-Q of Advance Auto Parts, Inc.
(12)	Filed on May 20, 2004 as an exhibit to Current Report on Form 8-K of Advance Auto Parts, Inc.
(13)	Filed on November 9, 2004 as an exhibit to Current Report on Form 8-K of Advance Auto Parts, Inc.