Form 10-Q
period 2005-04-23
ADVANCE AUTO PARTS INC
filed 2005-05-27
CIK 1158449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 23, 2005
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

        As of May 20, 2005, the registrant had outstanding 71,635,188 shares of Common Stock, par value $0.0001 per share (the only class of common stock of the registrant outstanding).

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES

Sixteen Week Periods Ended April 23, 2005

TABLE OF CONTENTS

Page
PART I.	FINANCIAL INFORMATION

PART II.	OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 6.	Exhibits	25

SIGNATURE	S-1

i

PART I.   FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
April 23, 2005 and January 1, 2005
(in thousands, except per share data)
(unaudited)

Assets	April 23, 2005	January 1, 2005

Current Assets:
Cash and cash equivalents	$131,688	$56,321
Receivables, net	91,233	101,969
Inventories, net	1,309,297	1,201,450
Other current assets	26,284	17,687

Total current assets	1,558,502	1,377,427
Property and equipment, net of accumulated depreciation of
$505,190 and $474,820	810,342	786,212
Assets held for sale	17,407	18,298
Other assets, net	20,132	20,025

	$2,406,383	$2,201,962

Liabilities and Stockholders’ Equity
Current liabilities:
Bank overdrafts	$21,588	$20,184
Current portion of long-term debt	31,950	31,700
Financed vendor accounts payable	95,431	56,896
Accounts payable	676,626	587,948
Accrued expenses	240,146	198,479
Other current liabilities	70,101	65,918

Total current liabilities	1,135,842	961,125

Long-term debt	430,125	438,300

Other long-term liabilities	80,928	80,222

Commitments and contingencies
Stockholders’ equity:
Preferred stock, nonvoting, $0.0001 par value,
10,000 shares authorized; no shares issued or outstanding	-	-
Common stock, voting, $0.0001 par value, 200,000
shares authorized; 76,312 shares issued and 71,625 outstanding
in 2005 and 75,945 issued and 72,245 outstanding in 2004	8	8
Additional paid-in capital	707,081	695,215
Treasury stock, at cost, 4,687 and 3,700 shares	(189,348)	(146,370)
Accumulated other comprehensive gain	452	814
Retained earnings	241,295	172,648

Total stockholders’ equity	759,488	722,315

	$2,406,383	$2,201,962

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
For the Sixteen Week Periods Ended
April 23, 2005 and April 24, 2004
(in thousands, except per share data)
(unaudited)

	Sixteen Week Periods Ended

	April 23, 2005	April 24, 2004

Net sales	$1,258,364	$1,122,918
Cost of sales, including purchasing and warehousing costs	657,433	602,020

Gross profit	600,931	520,898
Selling, general and administrative expenses	480,717	430,876

Operating income	120,214	90,022
Other, net:
Interest expense	(8,911)	(6,317)
Loss on extinguishment of debt	-	(244)
Other income, net	320	25

Total other, net	(8,591)	(6,536)

Income from continuing operations before provision for
income taxes and loss on discontinued operations	111,623	83,486
Provision for income taxes	42,976	32,143

Income from continuing operations before loss on
discontinued operations	68,647	51,343
Discontinued operations:
Loss from operations of discontinued Wholesale Dealer Network	-	(85)
Benefit for income taxes	-	(33)

Loss on discontinued operations	-	(52)

Net income	$68,647	$51,291

Net income per basic share from:
Income from continuing operations before loss on
discontinued operations	$0.96	$0.69
Loss on discontinued operations	-	-

	$0.96	$0.69

Net income per diluted share from:
Income from continuing operations before loss on
discontinued operations	$0.94	$0.68
Loss on discontinued operations	-	-

	$0.94	$0.68

Average common shares outstanding	71,507	73,992
Dilutive effect of stock options	1,263	1,924

Average common shares outstanding - assuming dilution	72,770	75,916

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the Sixteen Week Periods Ended
April 23, 2005 and April 24, 2004
(in thousands)
(unaudited)

	Sixteen Week Periods Ended

	April 23, 2005	April 24, 2004

Cash flows from operating activities:
Net income	$68,647	$51,291
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	35,010	31,338
Amortization of deferred debt issuance costs	193	405
Non-cash equity compensation	805	913
Loss on disposal of property and equipment, net	372	666
(Benefit) provision for deferred income taxes	(2,640)	3,077
Tax benefit related to exercise of stock options	4,062	2,176
Loss on extinguishment of debt	-	244
Net decrease (increase) in:
Receivables, net	10,736	(9,500)
Inventories, net	(107,847)	(60,220)
Other assets	(8,558)	(11,211)
Net increase in:
Accounts payable	88,678	34,873
Accrued expenses	40,791	12,755
Other liabilities	3,957	4,233

Net cash provided by operating activities	134,206	61,040

Cash flows from investing activities:
Purchases of property and equipment	(59,497)	(32,005)
Proceeds from sales of property and equipment	1,414	2,497

Net cash used in investing activities	(58,083)	(29,508)

Cash flows from financing activities:
Increase (decrease) in bank overdrafts	1,404	(4,143)
Increase in financed vendor accounts payable	38,535	32,526
Early extinguishment of debt	-	(60,000)
Borrowings under credit facilities	1,500	69,300
Payments on credit facilities	(9,425)	(74,300)
Proceeds from exercise of stock options	6,999	3,089
Repurchase of common stock	(42,978)	-
Increase in borrowings secured by trade receivables	3,209	3,376

Net cash used in financing activities	(756)	(30,152)

Net increase in cash and cash equivalents	75,367	1,380
Cash and cash equivalents, beginning of period	56,321	11,487

Cash and cash equivalents, end of period	$131,688	$12,867

Supplemental cash flow information:
Interest paid	$6,079	$3,923
Income tax payments, net	17,809	16,817
Non-cash transactions:
Accrued purchases of property and equipment	22,355	10,416
Unrealized loss) gain on hedge arrangements	(362)	179

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Sixteen Week Periods Ended April 23, 2005 and April 24, 2004
(in thousands, except per share data)
(unaudited)

1.     Basis of Presentation:

        The accompanying condensed consolidated financial statements include the accounts of Advance Auto Parts, Inc. and its wholly owned subsidiaries, or the Company. All significant intercompany balances and transactions have been eliminated in consolidation.

        The condensed consolidated balance sheet as of April 23, 2005, the condensed consolidated statements of operations for the sixteen week periods ended April 23, 2005, and April 24, 2004, and the condensed consolidated statements of cash flows for the sixteen week periods ended April 23, 2005, and April 24, 2004, have been prepared by the Company and have not been audited. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial position of the Company, the results of its operations and cash flows have been made.

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s consolidated financial statements for the fiscal year ended January 1, 2005.

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

         Earnings Per Share of Common Stock

        Basic earnings per share of common stock has been computed based on the weighted-average number of common shares outstanding, less stock held in treasury, during the period. Diluted earnings per share of common stock reflects the increase in the weighted-average number of common shares outstanding assuming the exercise of outstanding stock options, calculated on the treasury stock method, and all currently outstanding deferred stock units.

         Vendor Incentives

        The Company receives incentives in the form of reductions to amounts owed and/or payments from vendors related to cooperative advertising allowances, volume rebates and other promotional considerations. The Company accounts for vendor incentives in accordance with Emerging Issues Task Force, or EITF, No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.” Many of the incentives are under long-term agreements (terms in excess of one year), while others are negotiated on an annual basis. Certain vendors require the Company to use cooperative advertising allowances exclusively for advertising. The Company defines these allowances as restricted cooperative advertising allowances and recognizes them as a reduction to selling, general and administrative expenses as incremental advertising expenditures are incurred. The remaining cooperative advertising allowances not restricted by the Company’s vendors and volume rebates are earned based on inventory purchases and recorded as a reduction to inventory and recognized through cost of sales as the inventory is sold.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Sixteen Week Periods Ended April 23, 2005 and April 24, 2004
(in thousands, except per share data)
(unaudited)

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

         Hedge Activities

        The Company has entered into interest rate swap agreements to limit its cash flow risk on its variable rate debt. In March 2005 the Company entered into three interest rate swap agreements on an aggregate of $175,000 of debt under its senior credit facility. The detail for the individual swaps is as follows:

•	The first swap allows the Company to fix its LIBOR rate at 4.153% on $50,000 of debt for a term of 48 months.
•	The second swap allows the Company to fix its LIBOR rate at 4.255% on $75,000 of debt for a term of 60 months.
•	Beginning in March 2006, the third swap will allow the Company to fix its LIBOR rate at 4.6125% on $50,000 of debt for a term of 54 months.

        Additionally, the Company entered two interest rate swap agreements in March 2003 to limit its cash flow risk on an aggregate of $125,000 of its variable rate debt. The first swap allows the Company to fix its LIBOR rate at 2.269% on $75,000 of debt for a term of 36 months and expires in March 2006. The second swap, which allowed the Company to fix its LIBOR rate at 1.79% on $50,000 of variable rate debt, expired in March 2005.

        In accordance with Statement of Financial Accounting Standard, or SFAS, No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the fair value of these hedge arrangements is recorded as an asset or liability in the accompanying condensed consolidated balance sheet at April 23, 2005. The Company uses the “matched terms” accounting method as provided by Derivative Implementation Group Issue No. G9, “Assuming No Ineffectiveness When Critical Terms of the Hedging Instrument and the Hedge Transaction Match in a Cash Flow Hedge” for the interest rate swaps. Accordingly, the Company has matched the critical terms of each hedge instrument to the hedged debt. Therefore, the Company has recorded all adjustments to the fair value of the hedge instruments in accumulated other comprehensive income (loss) through the maturity date of the applicable hedge arrangement. The fair value at April 23, 2005, was an unrecognized gain of $452 on the swaps. Any amounts received or paid under these hedges will be recorded in the statement of operations as earned or incurred. Comprehensive income for the sixteen weeks ended April 23, 2005, and April 24, 2004 is as follows:

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Sixteen Week Periods Ended April 23, 2005 and April 24, 2004
(in thousands, except per share data)
(unaudited)

	Sixteen Weeks Ended

	April 23, 2005	April 24, 2004

Net income	$68,647	$51,291
Unrealized (loss) gain on hedge
arrangements, net of tax	(362)	179

Comprehensive income	$68,285	$51,470

        Based on the estimated current and future fair values of the hedge arrangements at April 23, 2005, the Company estimates amounts currently included in accumulated other comprehensive income (loss) that will be reclassified to earnings in the next 12 months will consist of a gain of $1,721 associated with the interest rate swaps.

        In February 2005, the Company entered a fixed price fuel supply agreement for diesel fuel to be used in its logistics operations. The provisions of the agreement provide for the Company to purchase a minimum quantity of diesel fuel per month at a fixed price per gallon. The agreement expires in January 2006. The Company has elected to utilize the scope exception for normal purchases permitted by SFAS No. 133, and therefore, does not account for this agreement as a derivative.

         Sales Returns and Allowances

        Our accounting policy for sales returns and allowances consists of establishing reserves for anticipated returns at the time of sale. We estimate anticipated returns based on current sales levels and our historical return experience on a specific product basis.

         Warranty Costs

        The Company’s vendors are primarily responsible for warranty claims. Warranty costs relating to merchandise and services sold under warranty, which are not covered by vendors’ warranties, are estimated based on the Company’s historical experience and are recorded in the period the product is sold. The Company has applied the disclosure requirements of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including the Indirect Guarantees of Indebtedness of Others” as they relate to warranties. The following table presents changes in our defective and warranty reserves.

	April 23, 2005	January 1, 2005

	(16 weeks ended)	(52 weeks ended)
Defective and warranty reserve, beginning
of period(1)	$10,960	$15,578
Reserves established	4,155	13,071
Reserves utilized	(4,107)	(17,689)

Defective and warranty reserve, end of
period	$11,008	$10,960

(1)	Reserves at January 3, 2004, included $1,656 of reserves established for the transition of the discontinued operations of the wholesale dealer network, of which $1,605 was utilized during 2004.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Sixteen Week Periods Ended April 23, 2005 and April 24, 2004
(in thousands, except per share data)
(unaudited)

         Stock-Based Compensation

        The Company has stock-based compensation plans including fixed stock option plans, deferred stock units and an employee stock purchase plan. As permitted under SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company accounts for its stock options using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, or APB No. 25. Under APB No. 25, compensation cost for stock options is measured as the excess, if any, of the market price of the Company’s common stock at the measurement date over the exercise price. Accordingly, the Company has not recognized compensation expense on the issuance of its fixed stock options because the exercise price equaled the fair market value of the underlying stock on the grant date. The Company has not recognized compensation expense for its employee stock purchase plan since it is intended to be a plan that qualifies under Section 423 of the Internal Revenue Code of 1986, as amended. Additionally, the Company did not recognize any compensation expense related to the issuance of deferred stock units during the sixteen weeks ended April 23, 2005 and April 24, 2004, respectively.

        As required by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure an amendment of Financial Accounting Standards Board, or FASB, Statement No. 123,” the following table reflects the impact on net income and earnings per share as if the Company had adopted the fair value based method of recognizing compensation costs as prescribed by SFAS No. 123.

	Sixteen Weeks Ended

	April 23, 2005	April 24, 2004

Net income, as reported	$68,647	$51,291
Deduct: Total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects	(2,353)	(1,413)

Pro forma net income	$66,294	$49,878

Net income per share:

Basic, as reported	$0.96	$0.69
Basic, pro forma	0.93	0.67
Diluted, as reported	0.94	0.68
Diluted, pro forma	0.91	0.66

         Financed Vendor Accounts Payable

        During the first quarter of fiscal 2004, the Company entered a short-term financing program with a bank allowing it to extend its payment terms on certain merchandise purchases. Under this program, the Company issues negotiable instruments to vendors in lieu of a cash payment. The vendor presents the instrument to the bank for payment at an agreed upon discount rate. The Company records this discount given by the vendor to the value of its inventory upon the Company’s issuance of the negotiable instrument and accretes this discount to the resulting short-term payable to the bank through interest expense over the extended term. At April 23, 2005 and January 1, 2005, $95,431 and $56,896, respectively was payable to the bank by the Company under this program and is included in the accompanying condensed consolidated balance sheets as Financed Vendor Accounts Payable.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Sixteen Week Periods Ended April 23, 2005 and April 24, 2004
(in thousands, except per share data)
(unaudited)

         Lease Accounting

        The Company leases certain store locations, distribution centers, office space, equipment and vehicles, some of which are with related parties. Initial terms for facility leases are typically 10 to 15 years, followed by additional terms generally containing renewal options at 5 year intervals, and may include rent escalation clauses. The total amount of the minimum rent is expensed on a straight-line basis over the initial term of the lease unless external economic factors exist such that renewals are reasonably assured, in which case the Company would include the renewal period in its amortization period. In those instances the renewal period would be included in the lease term for purposes of establishing an amortization period and determining if such lease qualified as a capital or operating lease. In addition to minimum fixed rentals, some leases provide for contingent facility rentals. Contingent facility rentals are determined on the basis of a percentage of sales in excess of stipulated minimums for certain store facilities as defined in the individual lease agreements. Most of the leases provide that the Company pay taxes, maintenance, insurance and certain other expenses applicable to the leased premises and include options to renew. Management expects that, in the normal course of business, leases that expire will be renewed or replaced by other leases.

          Closed Store Liabilities

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

         From time to time these estimates require revisions that affect the amount of the recorded liability. This change in estimate relates primarily to changes in assumptions associated with the revenue from subleases. The effect of changes in estimates for the closed store liabilities is netted with new provisions and included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

         Recent Accounting Pronouncements

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

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Sixteen Week Periods Ended April 23, 2005 and April 24, 2004
(in thousands, except per share data)
(unaudited)

        In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”, or SFAS No. 123R. SFAS No. 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and subsequently issued stock option related guidance. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fire value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. Entities will be required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.

        The Company is required to apply SFAS No. 123R to all awards granted, modified or settled as of the beginning of the next annual reporting period (as amended by the Securities and Exchange Commission’s release in April 2005). The statement also requires the Company to use either the modified-prospective method or modified-retrospective method. Under the modified-prospective method, the Company must recognize compensation cost for all awards subsequent to adopting the standard and for the unvested portion of previously granted awards outstanding upon adoption. Under the modified-retrospective method, the Company must restate its previously issued financial statements to recognize the amounts it previously calculated and reported on a pro forma basis, as if the prior standard had been adopted. Under both methods, the statement permits the use of either the straight line or an accelerated method to amortize the cost as an expense for awards with graded vesting. The standard permits and encourages early adoption.

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

         Reclassifications

        Certain 2004 amounts have been reclassified to conform with their 2005 presentation.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Sixteen Week Periods Ended April 23, 2005 and April 24, 2004
(in thousands, except per share data)
(unaudited)

2.     Receivables, net:

        Receivables consist of the following:

	April 23, 2005	January 1, 2005

Trade	$33,463	$34,654
Vendor	51,281	60,097
Installment	6,745	7,506
Other	6,738	7,815

Total receivables	98,227	110,072
Less - Allowance for doubtful accounts	(6,994)	(8,103)

Receivables, net	$91,233	$101,969

3.     Inventories, net:

        Inventories are stated at the lower of cost or market, cost being determined using the last-in, first-out (“LIFO”) method for approximately 93% of inventories at both April 23, 2005 and January 1, 2005. Under the LIFO method, the Company’s cost of sales reflects the costs of the most currently purchased inventories while the inventory carrying balance represents the costs relating to prices paid in prior years. The Company’s costs to acquire inventory have been decreasing in recent years as a result of its significant growth. Accordingly, the cost to currently replace inventory is less than the LIFO balances carried for similar product. As a result of the LIFO method and the ability to obtain lower product costs, the Company recorded reductions to cost of sales of $4,160 and $1,916 for the sixteen weeks ended April 23, 2005 and April 24, 2004, respectively.

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

        The Company capitalizes certain purchasing and warehousing costs into inventory. Purchasing and warehousing costs included in inventory, at FIFO, at April 23, 2005, and January 1, 2005, were $84,825 and $81,458, respectively.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Sixteen Week Periods Ended April 23, 2005 and April 24, 2004
(in thousands, except per share data)
(unaudited)

        The following table sets forth inventories at April 23, 2005, and January 1, 2005:

	April 23, 2005	January 1, 2005

Inventories at FIFO	$1,231,822	$1,128,135
Adjustments to state inventories at LIFO	77,475	73,315

Inventories at LIFO	$1,309,297	$1,201,450

        Replacement cost approximated FIFO cost at April 23, 2005, and January 1, 2005.

        Inventory quantities are tracked through a perpetual inventory system. The Company uses a cycle counting program in all distribution centers; Parts Delivered Quickly warehouses, or PDQs; Local Area Warehouses, or LAWs, and retail stores to ensure the accuracy of both merchandise and core inventory. The Company establishes reserves for estimated shrink based on historical accuracy and effectiveness of the cycle counting program. The Company also establishes reserves for potentially excess and obsolete inventories based on current inventory levels of discontinued product and the historical analysis of the liquidation of discontinued inventory below cost. The nature of the Company’s inventory is such that the risk of obsolescence is minimal and excess inventory has historically been returned to the Company’s vendors for credit. The Company provides reserves when less than full credit is expected from a vendor or when liquidating product will result in retail prices below recorded costs. The Company’s reserves against inventory for these matters were $23,005 and $21,929 at April 23, 2005, and January 1, 2005, respectively.

4.         Long-term Debt:

        Long-term debt consists of the following:

	April 23, 2005	January 1, 2005

Senior Debt:
Tranche A, Senior Secured Term Loan at variable interest
rates (4.44% and 3.92% at April 23, 2005 and January 1, 2005,
respectively), due September 2009	$192,500	$200,000
Tranche B, Senior Secured Term Loan at variable interest
rates (4.72% and 4.17% at April 23, 2005 and January 1, 2005,
respectively), due September 2010	169,575	170,000
Delayed Draw, Senior Secured Term Loan at variable interest
rates (4.78% and 4.22% at April 23, 2005 and January 1, 2005,
respectively), due September 2010	100,000	100,000
Revolving facility at variable interest rates
(4.44% and 3.92% at April 23, 2005 and January 1, 2004, respectively) due September 2009	-	-

	462,075	470,000
Less: Current portion of long-term debt	(31,950)	(31,700)

Long-term debt, excluding current portion	$430,125	$438,300

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Sixteen Week Periods Ended April 23, 2005 and April 24, 2004
(in thousands, except per share data)
(unaudited)

        At April 23, 2005, the credit facility provided for (1) $462,075 in term loans (as detailed above) and (2) $200,000 under a revolving credit facility (which provides for the issuance of letters of credit with a sub limit of $70,000). As of April 23, 2005, the Company had $40,622 in letters of credit outstanding, which reduced availability under the revolver to $159,378.

        The interest rates on the tranche A and B term loans, the delayed draw term loan and the revolver are based, at the Company’s option, on an adjusted LIBOR rate, plus a margin, or an alternate base rate, plus a margin. The initial margin for the tranche A term loan and revolver is 1.50% and 0.50% per annum for the adjusted LIBOR and alternate base rate borrowings, respectively. The initial margin for the tranche B term loan and the delayed draw term loan is 1.75% and 0.75% per annum for the adjusted LIBOR and alternate base rate borrowings, respectively. Additionally, a commitment fee of 0.375% per annum will be charged on the unused portion of the tranche A term loan and revolver, payable in arrears. A commitment fee of 1.75% per annum will be charged on the unused portion of the delayed draw term loan, payable in arrears.

        The tranche A term loan currently requires scheduled repayments of $7,500 on June 30, 2005 and quarterly thereafter through December 31, 2006, $10,000 on March 31, 2007 and quarterly thereafter through December 31, 2007, $12,500 on March 31, 2008 and quarterly thereafter through June 30, 2009 and $25,000 due at maturity on September 30, 2009. The tranche B term loan currently requires scheduled repayments of $425 on June 30, 2005 and quarterly thereafter, with a final payment of $160,650 due at maturity on September 30, 2010. The delayed draw term loan currently requires scheduled repayments of 0.25% of the aggregate principal amount outstanding on March 31, 2006 and quarterly thereafter, with a final payment due at maturity on September 30, 2010. The revolver expires on September 30, 2009.

        Under the senior credit facility, the Company is required to comply with financial covenants with respect to limits on annual capital expenditures, a maximum leverage ratio, a minimum interest coverage ratio, a minimum current assets to funded senior debt ratio and a maximum senior leverage ratio. The Company was in compliance with the above covenants under the senior credit facility at April 23, 2005.

5.     Stock Repurchase Program:

        During the third quarter of fiscal 2004, the Company’s Board of Directors authorized a stock repurchase program of up to $200,000 of the Company’s common stock plus related expenses. The program allows the Company to repurchase its common stock on the open market or in privately negotiated transactions from time to time in accordance with the requirements of the Securities and Exchange Commission. During the sixteen weeks ended April 23, 2005, the Company repurchased 987 shares of common stock at an aggregate cost of $42,939, or $43.53 per share, excluding related expenses. As of April 23, 2005, the Company has repurchased a total of 4,687 shares of common stock at an aggregate cost of $189,160, or $40.36 per share, excluding related expenses. At April 23, 2005, the Company had $10,840, excluding related expenses, available for stock repurchases under the stock repurchase program.

6.     Postretirement Plan:

        The Company provides certain health and life insurance benefits for eligible retired team members through a postretirement plan, or the Plan. These benefits are subject to deductibles, co-payment provisions and other limitations. The Plan has no assets and is funded on a cash basis as benefits are paid. The discount rate that the

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Sixteen Week Periods Ended April 23, 2005 and April 24, 2004
(in thousands, except per share data)
(unaudited)

Company utilizes for determining its postretirement benefit obligation is actuarially determined. The discount rate utilized at January 1, 2005 was 5.75%, and remained unchanged through the sixteen weeks ended April 23, 2005. The Company expects fiscal 2005 plan contributions to completely offset benefits paid, consistent with fiscal 2004.

        Effective for the second quarter of 2004, the Company amended the Plan to exclude outpatient prescription drug benefits to Medicare eligible retirees effective January 1, 2006. Due to this negative plan amendment, the Company’s accumulated postretirement benefit obligation was reduced by $7,557, resulting in an unrecognized negative prior service cost in the same amount. The unrecognized negative prior service cost is being amortized over the estimated remaining life expectancy of the plan participants of 13 years, as prescribed under SFAS No. 106, “Employers Accounting for Postretirement Benefits Other Than Pensions.” The components of net periodic postretirement benefit cost for the sixteen weeks ended April 23, 2005, and April 24, 2004, respectively, are as follows:

	Sixteen Weeks Ended

	April 23, 2005	April 24, 2004

Service cost	$-	$1
Interest cost	247	418
Amortization of unrecognized net losses	73	73
Amortization of prior service cost	(178)	-

	$142	$492

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

        The following discussion of our consolidated historical results of operations and financial condition should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this report. Our first quarter consists of 16 weeks and our other three quarters consist of 12 weeks each.

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

        Although we believe that our plans, intentions and expectations as reflected in or suggested by those forward-looking statements are reasonable, we can give no assurance that the plans, intentions or expectations will be achieved. Listed below and discussed in our annual report on Form 10-K for the year ended January 1, 2005 are some important risks, uncertainties and contingencies which could cause our actual results, performances or achievements to be materially different from the forward-looking statements made in this report. These risks, uncertainties and contingencies include, but are not limited to, the following:

•	the implementation of our business strategies and goals;
•	our ability to expand our business;
•	competitive pricing and other competitive pressures;
•	a decrease in demand for our products;
•	the occurence of natural disasters and/or extended periods of inclement weather;
•	deterioration in general economic conditions;
•	our ability to attract and retain qualified team members;
•	integration of our future acquisitions;
•	our relationships with our vendors;
•	our involvement as a defendant in litigation or incurrence of judgments, fines or legal costs; and
•	adherence to the restrictions and covenants imposed under our credit facility

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

Management Overview

        During the first quarter, we produced strong sales while producing record earnings. Our strong sales were primarily driven by a 9.2% increase in comparable store sales. Our solid sales results combined with expanded operating margins have resulted in our positive earnings results. We remain focused on the following four goals:

1.	Raising average sales per store;
2.	Expanding operating margins;
3.	Generating strong free cash flow; and
4.	Increasing return on invested capital.

         We continue to make solid progress towards each of these goals as we remain on schedule with the implementation of our key initiatives. These initiatives, which are specifically focused on driving higher sales per store thereby leveraging our fixed expenses, are as follows:

•	Improving store execution to “best in class” retail;
•	Continued execution of our category management program;
•	Accelerating the implementation of our 2010 store remodeling program;
•	Consistent growth and execution of our commercial delivery program;
•	Enhanced national advertising; and
•	Our focus on making our supply chain more responsive.

        Beyond the implementation of our key business initiatives, we remain positive about our industry dynamics. The number of registered vehicles on the road today has significantly increased from ten years ago, and the average age of vehicles also continues to increase and is now over nine years old. The costs for replacement parts for these vehicles are higher due to the technological changes in newer models and the shift from cars to light trucks and sport utility vehicles. We believe the combination of our key business initiatives and favorable industry dynamics will drive our earnings per share growth by 20% or more for the next several years.

        The following table highlights certain operating results and key metrics for the sixteen weeks ended April 23, 2005, and April 24, 2004.

	Sixteen Weeks Ended

	April 23, 2005	April 24, 2004

Total net sales (in thousands)	$1,258,364	$1,122,918
Comparable store sales growth	9.2%	6.9%
DIY Comparable store sales growth	5.1%	4.5%
DIFM Comparable store sales growth	27.2%	19.3%
Average net sales per store (in thousands)	$1,494	$1,417
Inventory per store (in thousands)	$489,457	$459,852
Inventory turnover	1.67	1.71
Gross margin	47.8%	46.4%
Operating margin	9.6%	8.0%

Note:	These metrics should be read along with the footnotes to the table setting forth our selected store data in Item 6. “Selected Financial Data” in our annual report on Form 10-K for the fiscal year ended January 1, 2005, which was filed with the SEC on March 17, 2005. The footnotes describe the calculation of the metrics. Average net sales per store and inventory turnover for the interim periods presented above were calculated using results of operations from the last 13 accounting periods.

Key Quarter Events

        The following key events occurred during the first quarter of 2005:

•	We entered into three interest rate swap agreements on an aggregate on $175 million of debt under our senior credit facility.

•	We began servicing stores from our new Northeast distribution center.

•	We repurchased a total of approximately 1.0 million shares of common stock on the open market under our share repurchase program at an aggregate cost of $43.0 million.

Market and Store Count

        We are the second largest retailer, based on store count, in the United States automotive aftermarket industry, which includes replacement parts (excluding tires), accessories, maintenance items, batteries and automotive chemicals for cars and light trucks (pick-ups, vans, minivans and sport utility vehicles). We serve both do-it-yourself, or DIY, customers and commercial customers, also referred to as do-it-for-me, or DIFM, customers.

        At April 23, 2005, we operated 2,675 stores. We operated 2,640 stores throughout 40 states in the Northeastern, Southeastern and Midwestern regions of the United States. These stores operated under the “Advance Auto Parts” trade name, except for certain stores in the state of Florida, which operated under “Advance Discount Auto Parts,” or “Discount Auto Parts” trade names. In addition, we operated 35 stores under the “Western Auto” trade name, located primarily in Puerto Rico and the Virgin Islands, which offer automotive tires and service in addition to automotive parts, accessories and maintenance items. The following table sets forth information about our stores, including the number of new, closed and relocated stores, during the sixteen weeks ended April 23, 2005. We lease a significant portion of our stores.

Sixteen Weeks Ended April 23, 2005

Number of stores at beginning of period	2,652
New stores	26
Closed stores	(3)

Number of stores, end of period	2,675

Relocated stores	19

Stores with commercial programs	2,001

        We anticipate adding approximately 125 to 150 new stores during the remainder of 2005 primarily through new store openings and selective acquisitions.

Critical Accounting Policies

        Our financial statements have been prepared in accordance with accounting policies generally accepted in the United States of America. Our discussion and analysis of the financial condition and results of operations are based on these financial statements. The preparation of these financial statements requires the application of accounting policies in addition to certain estimates and judgments by our management. Our estimates and judgments are based on currently available information, historical results and other assumptions we believe are reasonable. Actual results could differ from these estimates. During the first quarter of fiscal 2005, we consistently applied the critical accounting policies discussed in our annual report on Form 10-K for the year ended January 1, 2005. For a complete discussion regarding these critical accounting policies, refer to our annual report on Form 10-K.

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

Cost of Sales

        Our cost of sales consists of merchandise costs, net of incentives under vendor programs, inventory shrinkage and warehouse and distribution expenses. Gross profit as a percentage of net sales may be affected by variations in our product mix, price changes in response to competitive factors and fluctuations in merchandise costs and vendor programs. We seek to avoid fluctuation in merchandise costs and instability of supply by entering into long-term purchase agreements with vendors when we believe it is advantageous.

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

Results of Operations

        The following table sets forth certain of our operating data expressed as a percentage of net sales for the periods indicated.

	Sixteen Week Periods Ended (unaudited)

	April 23, 2005	April 24, 2004

Net sales	100.0%	100.0%
Cost of sales, including purchasing and warehousing costs	52.2	53.6

Gross profit	47.8	46.4
Selling, general and administrative expenses	38.2	38.4

Operating income	9.6	8.0
Interest expense	(0.7)	(0.5)
Loss on extinguishment of debt	0.0	(0.0)
Other income, net	0.0	0.0
Provision for income taxes	3.4	2.9

Income from continuing operations before loss on discontinued operations	5.5	4.6
Discontinued operations:
Loss from operations of discontinued Wholesale
Dealer Network	-	(0.0)
Benefit for income taxes	-	(0.0)

Loss on discontinued operations	-	(0.0)

Net income	5.5%	4.6%

Sixteen Weeks Ended April 23, 2005 Compared to Sixteen Weeks Ended April 24, 2004

        Net sales for the sixteen weeks ended April 23, 2005 were $1,258.4 million, an increase of $135.4 million, or 12.1%, over net sales for the sixteen weeks ended April 24, 2004. The net sales increase was due to an increase in comparable store sales of 9.2% and contributions from new stores opened within the last year. The comparable store sales increase resulted from an increase in average ticket sales and customer traffic in our DIFM business and an increase in average ticket sales in our DIY business. Overall, we believe the ongoing rollout of our 2010 store format, category management and enhanced nationwide advertising program drove our growth in net sales. In addition, we believe our DIFM business benefited from the continued execution of our commercial plan, including better inventory availability, the development of both new commercial delivery programs and customer relationships in our existing markets and our continued focus on supporting our existing DIFM customers.

        Gross profit for the sixteen weeks ended April 23, 2005 was $600.9 million, or 47.8% of net sales, as compared to $520.9 million, or 46.4% of net sales, for the sixteen weeks ended April 24, 2004. The increase in gross profit as a percentage of net sales reflects continued benefits realized from our category management and supply chain initiatives. In addition, we experienced an overall increase in sales from our higher-margin categories during the first quarter.

        Selling, general and administrative expenses increased to $480.7 million, or 38.2% of net sales, for the sixteen weeks ended April 23, 2005, from $430.9 million, or 38.4% of net sales, for the sixteen weeks ended April 24, 2004. The decrease in selling, general and administrative expenses as a percentage of sales was primarily a result of our ability to leverage payroll and other operating costs while optimizing team member staffing to accommodate our higher volume of sales. This decrease was partially offset by increased expenses associated with our self-insurance programs and higher fuel and energy costs during the quarter.

        Interest expense for the sixteen weeks ended April 23, 2005 was $8.9 million, or 0.7% of net sales, as compared to $6.3 million, or 0.5% of net sales, for the sixteen weeks ended April 24, 2004. The increase in interest expense is a result of both higher average outstanding debt levels and borrowing rates as compared to first quarter of fiscal 2004.

        Income tax expense for the sixteen weeks ended April 23, 2005 was $43.0 million, as compared to $32.1 million for the sixteen weeks ended April 24, 2004. The increase in income tax expense primarily reflects our higher earnings. Our effective income tax rate was 38.5% for both the sixteen weeks ended April 23, 2005 and April 24, 2004.

        We recorded net income of $68.6 million, or $0.94 per diluted share, for the sixteen weeks ended April 23, 2005, as compared to $51.3 million, or $0.68 per diluted share, for the sixteen weeks ended April 24, 2004. As a percentage of net sales, net income for the sixteen weeks ended April 23, 2005 was 5.5%, as compared to 4.6% for the sixteen weeks ended April 24, 2004.

Liquidity and Capital Resources

Overview of Liquidity

        Our primary cash requirements include the purchase of inventory, capital expenditures and contractual obligations. In addition, we have used available funds to repurchase shares of common stock under our stock repurchase program. We have financed these requirements primarily through a combination of cash generated from operations and borrowings under our senior credit facility.

        At April 23, 2005, our cash balance was $131.7 million, an increase of $75.4 million compared to January 1, 2005. Our cash balance increased primarily due to our increased earnings during the first quarter of 2005, as well as a reduction in cash used to prepay indebtedness compared to the first quarter of 2004. At April 23, 2005, we had outstanding indebtedness consisting of borrowings of $462.1 million under our senior credit facility. Additionally, we had $40.6 million in letters of credit outstanding, which reduced our availability under the revolving credit facility to $159.4 million.

Capital Expenditures

        Our primary capital requirements have been the funding of our continued store expansion program, including new store openings and store acquisitions, store relocations and remodels, inventory requirements, the construction and upgrading of distribution centers, the development and implementation of proprietary information systems and our strategic acquisitions.

        Our future capital requirements will depend on the number of new stores we open or acquire and the timing of those openings or acquisitions within a given year. We anticipate adding approximately 150 to175 new stores during 2005 primarily through new store openings, of which 26 had been added as of April 23, 2005. Our capital expenditures were $59.5 million for the sixteen weeks ended April 23, 2005. These amounts included costs of $4.4 million for the completion of our Northeastern distribution center and additional amounts related to new store openings, tenant improvements, the upgrade of our information systems and remodels and relocations of existing stores, including the physical conversion of 32 stores acquired in the Discount acquisition to our Advance Auto Parts store format. In 2005, we anticipate that our capital expenditures will be approximately $180.0 million to $200.0 million.

Vendor Financing Program

        Historically, we have negotiated extended payment terms from suppliers that help finance inventory growth, and we believe that we will be able to continue financing much of our inventory growth through such extended payment terms. During the first quarter of fiscal 2004, we entered into a short-term financing program with a bank, allowing us to extend our payment terms on certain merchandise purchases. Under this program, we issue negotiable instruments to our vendors in lieu of a cash payment. Each vendor is able to present the instrument to the bank for payment at an agreed upon discount rate. At April 23, 2005, $95.4 million was payable to the bank by us under this program. This program will allow us to further reduce our working capital invested in current inventory levels and finance future inventory growth. Additionally, our new senior credit facility allows us to increase our capacity under this program from $100 million to $150 million during 2005.

Stock Repurchase Program

        During the third quarter of fiscal 2004, our Board of Directors authorized a stock repurchase program of up to $200.0 million of our common stock plus related expenses. The program allows us to repurchase our common stock on the open market or in privately negotiated transactions form time to time in accordance with the requirements of the SEC. As of April 23, 2005, we had repurchased a total of 4.7 million shares of common stock at an aggregate cost of $189.2 million, or $40.36 per share, excluding related expenses. At April 23, 2005, we had $10.8 million, excluding related expenses, available for future stock repurchases under the stock repurchase program.

Deferred Compensation and Postretirement Plans

        We maintain two deferred compensation plans. Our ongoing plan was established in 2003 as an unqualified deferred compensation plan established for certain of our key team members. This plan provides for a minimum and maximum deferral percentage of the team member base salary and bonus, as determined by our Retirement Plan Committee. We fund the plan liability by remitting the team members’ deferral to a Rabbi Trust where these deferrals are invested in trading securities. Accordingly, all gains and losses on these underlying investments are held in the Rabbi Trust to fund the deferred compensation liability. At April 23, 2005, the liability related to this plan was $2.0 million, all of which is current. We also maintain an unfunded deferred compensation plan established prior to the 1998 Western merger for certain key team members of Western. The plan was frozen at the date of the Western merger. At April 23, 2005, the total liability for the Western plan was $1.5 million, of which $0.3 million is recorded as a current liability. The classification for the Western deferred compensation plan is determined by payment terms elected by plan participants, which can be changed upon 12 months’ notice.

        We provide certain health care and life insurance benefits for eligible retired team members through our postretirement plan. At April 23, 2005, our accrued benefit cost related to this plan was $17.4 million. The plan has no assets and is funded on a cash basis as benefits are paid/incurred. The discount rate that we utilize for determining our postretirement benefit obligation is actuarially determined. The discount rate utilized at January 1, 2005 was 5.75%, and remained unchanged through the sixteen weeks ended April 23, 2005. We reserve the right to change or terminate the benefits or contributions at any time. We also continue to evaluate ways in which we can better manage these benefits and control costs. Any changes in the plan or revisions to assumptions that affect the amount of expected future benefits may have a significant impact on the amount of the reported obligation and annual expense. Effective second quarter of 2004, we amended the plan to exclude outpatient prescription drug benefits to Medicare eligible retirees effective January 1, 2006. Due to this negative plan amendment, our accumulated postretirement benefit obligation was reduced by $7.6 million, resulting in an unrecognized negative prior service cost in the same amount. The unrecognized negative prior service cost is being amortized over the estimated remaining life expectancy of the plan participants of 13 years.

Analysis of Cash Flows

	Sixteen Week Periods Ended

(in millions)	April 23, 2005	April 24, 2004

Cash flows from operating activities	$134.2	$61.0
Cash flows from investing activities	(58.1)	(29.5)
Cash flows from financing activities	(0.7)	(30.2)

Net increase in cash and cash equivalents	$75.4	$1.3

Operating Activities

        For the sixteen weeks ended April 23, 2005, net cash provided by operating activities increased $73.2 million to $134.2 million. Significant components of this increase consisted of:

•	a $17.4 million increase in earnings compared to the same period in fiscal 2004;
•	$20.2 million of cash generated from the collection on receivables;
•	a $47.6 million reduction in cash flow as a result of an increase in inventory driven by the build-up for our recently opened Northeast distribution center and expanding the number of stores which carry an extended mix of parts;
•	a $53.8 million increase in accounts payable (excluding the impact of our vendor financing program); and
•	a $28.0 million increase in accrued expenses related to the timing of normal operating expenses.

Investing Activities

        For the sixteen weeks ended April 23, 2005, net cash used in investing activities increased by $28.6 million to $58.1 million. The primary increase in net cash used in investing activities relates to an increase in capital expenditures of $27.5 million. Significant components of this increase consisted of:

•	$12.4 million related to the acceleration of square footage associated with new stores, including ownership of selected new stores, and an increase in store relocations during the quarter; and
•	$9.0 million invested in our supply chain, of which $4.4 million was used to complete our Northeast distribution center.

Financing Activities

        For the sixteen weeks ended April 23, 2005, net cash used in financing activities decreased by $29.4 million to $0.7 million. Significant components of this decrease consisted of:

•	$60.0 million used to prepay debt during the sixteen weeks ended April 24, 2004;
•	$43.0 million used to repurchase shares of our common stock under our stock repurchase program during the sixteen weeks ended April 23, 2005; and
•	a $6.0 million cash inflow associated with inventory purchased under our vendor financing program.

Contractual Obligations

        Our future contractual obligations related to long-term debt and operating leases at April 23, 2005 were as follows:

Contractual Obligations at April 23, 2005	Total	Fiscal 2005	Fiscal 2006	Fiscal 2007	Fiscal 2008	Fiscal 2009	Thereafter

(in thousands)
Long-term debt	$462,075	$23,775	$24,525	$40,200	$63,375	$52,700	$257,500
Operating leases	$1,386,451	$129,515	$179,055	$161,658	$144,079	$123,747	$648,397
Purchase obligations(1)	$1,479	$1,315	$164	$-	$-	$-	$-
Other long-term liabilities(2)	$80,928	$-	$-	$-	$-	$-	$-

(1)	Represents the monthly amount of fuel required to be purchased by us under our fixed price supply agreement. The agreement, which was entered into in February 2005, expires in January 2006.
(2)	Primarily includes employee benefit accruals, restructuring and closed store liabilities and deferred income taxes for which no contractual payment schedule exists.

Long Term Debt

        Senior Credit Facility. At April 23, 2005, our senior credit facility consisted of (1) a tranche A term loan facility with a balance of $192.5 million, a tranche B term loan facility with a balance of $169.6 million, a delayed draw term loan with a balance of $100.0 million and (2) a $200.0 million revolving credit facility (including a letter of credit sub facility) (of which $159.4 million was available as a result of $40.6 million in letters of credit outstanding). The senior credit facility is jointly and severally guaranteed by all of our domestic subsidiaries (including Discount and its subsidiaries) and is secured by all of our assets and the assets of our existing and future domestic subsidiaries (including Discount and its subsidiaries).

        The tranche A term loan currently requires scheduled repayments of $7.5 million on June 30, 2005 and quarterly thereafter through December 31, 2006, $10.0 million on March 31, 2007 and quarterly thereafter through December 31, 2007, $12.5 million on March 31, 2008 and quarterly thereafter through June 30, 2009 and $25.0 million due at maturity on September 30, 2009. The tranche B term loan currently requires scheduled repayments of $0.4 million on June 30, 2005 and quarterly thereafter, with a final payment of $160.7 million due at maturity on September 30, 2010. The delayed draw term loan currently requires scheduled repayments of 0.25% of the aggregate principal amount outstanding on March 31, 2006 and quarterly thereafter, with a final payment due at maturity on September 30, 2010. The revolver expires on September 30, 2009.

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

        We are required to comply with financial covenants in the credit facility with respect to (a) limits on annual aggregate capital expenditures, (b) a maximum leverage ratio, (c) a minimum interest coverage ratio, (d) a ratio of current assets to funded senior debt and (e) a maximum senior leverage ratio. We were in compliance with the above covenants under the credit facility at April 23, 2005. For additional information regarding our credit facility, refer to our annual report on Form 10-K for the fiscal year ended January 1, 2005.

        In March 2005 we entered into three interest rate swap agreements on an aggregate of $175 million of debt under our senior credit facility. The first swap allows us to fix our LIBOR rate at 4.153% on $50 million of debt for a term of 48 months. The second swap allows us fix our LIBOR rate at 4.255% on $75 million of debt for a term of 60 months. In March 2006, the third swap will allow us to fix our LIBOR rate at 4.6125% on $50 million of debt for a term of 54 months.

Credit Ratings

        At April 23, 2005, we had a credit rating on our senior credit facility from Standard & Poor’s of BB+ and a credit rating of Ba2 from Moody’s Investor Service. The current pricing grid used to determine our borrowing rates under our senior credit facility is based on such credit ratings. If these credit ratings decline, our interest expense may increase. Conversely, if these credit ratings increase, our interest expense may decrease. Any adverse change to our credit risk would be partially mitigated by our outstanding interest rate swaps as discussed in market risk.

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

        In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”, or SFAS No. 123R. SFAS No. 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and subsequently issued stock option related guidance. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fire value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. Entities will be required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.

        We are required to apply SFAS No. 123R to all awards granted, modified or settled as of the beginning of our next annual reporting period (as amended by the Securities and Exchange Commission’s release in April 2005). The statement requires us to use either the modified-prospective method or modified-retrospective method. Under the modified-prospective method, we must recognize compensation cost for all awards subsequent to adopting the standard and for the unvested portion of previously granted awards outstanding upon adoption. Under the modified-retrospective method, we must restate our previously issued financial statements to recognize the amounts we previously calculated and reported on a pro forma basis, as if the prior standard had been adopted. Under both methods, the statement permits the use of either the straight line or an accelerated method to amortize the cost as an expense for awards with graded vesting. The standard permits and encourages early adoption.

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

        Our future exposure to interest rate risk decreased during the sixteen weeks ended April 23, 2005 as a result of entering three new interest rate swap agreements in March 2005 on an aggregate of $175 million of debt under our senior credit facility. The first swap allows us to fix our LIBOR rate at 4.153% on $50 million of debt for a term of 48 months. The second swap allows us to fix our LIBOR rate at 4.255% on $75 million of debt for a term of 60 months. Beginning in March 2006, the third swap will allow us to fix our LIBOR rate at 4.6125% on $50 million of debt for a term of 54 months.

        In March 2003 we had entered into two interest rate swap agreements on an aggregate of $125.0 million of our variable rate debt under our credit facility. The first swap allows us to fix our LIBOR rate at 2.269% on $75.0 million of variable rate debt for a term of 36 months, expiring first quarter fiscal 2006. The second swap, which allowed us to fix our LIBOR rate at 1.79% on $50.0 million of variable rate debt, expired in March 2005.

        The table below presents principal cash flows and related weighted average interest rates on our long-term debt outstanding at April 23, 2005, by expected maturity dates. Additionally, the table includes the notional amounts of our debt hedged and the impact of the anticipated average pay and receive rates of our interest rate swaps through their maturity dates. Expected maturity dates approximate contract terms. Weighted average variable rates are based on implied forward rates in the yield curve at April 23, 2005, as adjusted by the limitations of the swap agreement. Implied forward rates should not be considered a predictor of actual future interest rates.

	Fiscal 2005	Fiscal 2006	Fiscal 2007	Fiscal 2008	Fiscal 2009	Thereafter	Total	Fair Market Value

Long-term debt:	(dollars in thousands)

Variable rate	$23,775	$24,525	$40,200	$63,375	$52,700	$257,500	$462,075	$-
Weighted average
interest rate	5.1%	5.7%	6.0%	6.1%	6.3%	6.4%	5.9%	-

Interest rate swap:

Variable to fixed(1)	$200,000	$250,000	$175,000	$175,000	$175,000	$125,000	-	$452
Average pay rate	0.8%	0.3%	0.3%	0.2%	0.1%	-	0.3%	-
Average receive rate	1.2%	0.3%	0.1%	0.2%	0.3%	0.1%	0.3%	-

(1)  Amounts presented may not be outstanding for the entire year.

ITEM 4.	CONTROLS AND PROCEDURES

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

        There have been no changes in our internal control over financial reporting that occurred during the quarter ended April 23, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        The following table sets forth information with respect to repurchases of our common stock for the quarter ended April 23, 2005 (amounts in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announcing Plans or Programs(1)	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs(1)(2)

January 2, 2005 to January 29, 2005	734	$43.30	734	$22,020
January 30, 2005, to February 26, 2005	253	44.19	253	10,840
February 27, 2005, to March 26, 2005	-	-	-	10,840
March 27, 2005, to April 23, 2005	-	-	-	10,840

Total	987	$43.53	987	$10,840

(1)	All of the above repurchases were made on the open market at prevailing market rates plus related expenses under our stock repurchase program, which authorized the repurchase of up to $200 million in common stock. Our stock repurchase program was authorized by our board of directors and publicly announced on August 11, 2004. Our stock repurchase program expires on August 10, 2005.
(2)	The maximum dollar value yet to be purchased under our stock repurchase program excludes related expenses paid on previous purchases or anticipated expenses on future purchases.

ITEM 6.	EXHIBITS

3.1(1)	Restated Certificate of Incorporation of Advance Auto Parts, Inc. (“Advance Auto”)(as amended on May 19, 2004).

3.2(2)	Bylaws of Advance Auto.

10.42(3)	Summary of Executive Compensation for Elwyn G. Murray III.

10.45(4)	Severance, Release and Noncompetition Agreement dated March 4, 2005 among Advance Auto, Advance Stores Company, Incorporated and Robert E. Hedrick.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed on August 16, 2004 as an exhibit to the Quarterly Report on Form 10-Q of Advance Auto.
(2)	Furnished on August 31, 2001 as an exhibit to Registration Statement on Form S-4 (No. 333-68858) of Advance Auto.
(3)	Filed on April 22, 2005 as an exhibit to Current Report on Form 8-K of Advance Auto.
(4)	Filed on March 10, 2005 as an exhibit to Current Report on Form 8-K of Advance Auto.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCE AUTO PARTS, INC.

May 27, 2005	By:	/s/ Jeffrey T. Gray

Jeffrey T. Gray Executive Vice President and Chief Financial Officer

S-1

EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1(1)	Restated Certificate of Incorporation of Advance Auto (as amended on May 19, 2004).

3.2(2)	Bylaws of Advance Auto.

10.42(3)	Summary of Executive Compensation for Elwyn G. Murray III.

10.45(4)	Severance, Release and Noncompetition Agreement dated March 4, 2005 among Advance Auto., Advance Stores Company, Incorporated and Robert E. Hedrick.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed on August 16, 2004 as an exhibit to the Quarterly Report on Form 10-Q of Advance Auto.
(2)	Furnished on August 31, 2001 as an exhibit to Registration Statement on Form S-4 (No. 333-68858) of Advance Auto.
(3)	Filed on April 22, 2005 as an exhibit to Current Report on Form 8-K of Advance Auto.
(4)	Filed on March 10, 2005 as an exhibit to Current Report on Form 8-K of Advance Auto.