Form 10-Q
period 2005-07-16
ADVANCE AUTO PARTS INC
filed 2005-08-17
CIK 1158449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 16, 2005
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of August 12, 2005, the registrant had outstanding 72,977,367 shares of Common Stock, par value $0.0001 per share (the only class of common stock of the registrant outstanding).

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES

Twelve and Twenty-Eight Week Periods Ended July 16, 2005

i

PART I.  FINANCIAL INFORMATION

ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
July 16, 2005 and January 1, 2005
(in thousands, except per share data)
(unaudited)

	July 16,	January 1,
Assets	2005	2005

Current assets:
Cash and cash equivalents	$175,888	$56,321
Receivables, net	94,380	101,969
Inventories, net	1,327,332	1,201,450
Other current assets	31,380	17,687
Total current assets	1,628,980	1,377,427
Property and equipment, net of accumulated depreciation of
$529,505 and $474,820	843,034	786,212
Assets held for sale	16,912	18,298
Other assets, net	19,805	20,025
	$2,508,731	$2,201,962
Liabilities and Stockholders' Equity
Current liabilities:
Bank overdrafts	$25,561	$20,184
Current portion of long-term debt	32,200	31,700
Financed vendor accounts payable	120,825	56,896
Accounts payable	643,686	587,948
Accrued expenses	243,140	198,479
Other current liabilities	75,053	65,918
Total current liabilities	1,140,465	961,125
Long-term debt	421,950	438,300
Other long-term liabilities	75,899	80,222
Commitments and contingencies
Stockholders' equity:
Preferred stock, nonvoting, $0.0001 par value,
10,000 shares authorized; no shares issued or outstanding	-	-
Common stock, voting, $0.0001 par value, 200,000
shares authorized; 77,662 shares issued and 72,975 outstanding
in 2005 and 75,945 issued and 72,245 outstanding in 2004	8	8
Additional paid-in capital	751,885	695,215
Treasury stock, at cost, 4,687 and 3,700 shares	(189,348)	(146,370)
Accumulated other comprehensive gain	648	814
Retained earnings	307,224	172,648
Total stockholders' equity	870,417	722,315
	$2,508,731	$2,201,962

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
For the Twelve and Twenty-Eight Week Periods Ended
July 16, 2005 and July 17, 2004
(in thousands, except per share data)
(unaudited)

	Twelve Week Periods Ended		Twenty-Eight Week Periods Ended
	July 16,	July 17,	July 16,	July 17,
	2005	2004	2005	2004

Net sales	$1,023,146	$908,412	$2,281,510	$2,031,330
Cost of sales, including purchasing and warehousing costs	541,096	486,110	1,198,529	1,088,130
Gross profit	482,050	422,302	1,082,981	943,200
Selling, general and administrative expenses	369,530	331,055	850,247	761,931
Operating income	112,520	91,247	232,734	181,269
Other, net:
Interest expense	(7,575)	(4,531)	(16,486)	(10,848)
Loss on extinguishment of debt	-	(168)	-	(412)
Other income, net	1,045	10	1,365	35
Total other, net	(6,530)	(4,689)	(15,121)	(11,225)
Income from continuing operations before provision for
income taxes and income (loss) on discontinued operations	105,990	86,558	217,613	170,044
Provision for income taxes	40,061	33,329	83,037	65,472
Income from continuing operations before income (loss) on
discontinued operations	65,929	53,229	134,576	104,572
Discontinued operations:
Income (loss) from operations of discontinued Wholesale
Dealer Network	-	10	-	(75)
Provision (benefit) for income taxes	-	4	-	(29)
Income (loss) on discontinued operations	-	6	-	(46)
Net income	$65,929	$53,235	$134,576	$104,526

Net income per basic share from:
Income from continuing operations before income (loss) on
discontinued operations	$0.91	$0.71	$1.87	$1.41
Income (loss) on discontinued operations	-	-	-	-
	$0.91	$0.71	$1.87	$1.41

Net income per diluted share from:
Income from continuing operations before income (loss) on
discontinued operations	$0.90	$0.70	$1.84	$1.37
Income (loss) on discontinued operations	-	-	-	-
	$0.90	$0.70	$1.84	$1.37

Average common shares outstanding	72,518	74,590	71,940	74,248
Dilutive effect of stock options	1,047	1,694	1,171	1,826
Average common shares outstanding - assuming dilution	73,565	76,284	73,111	76,074

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the Twenty-Eight Week Periods Ended
July 16, 2005 and July 17, 2004
(in thousands)
(unaudited)

	Twenty-Eight Week Periods Ended
	July 16,	July 17,
	2005	2004
Cash flows from operating activities:
Net income	$134,576	$104,526
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	62,476	55,416
Amortization of deferred debt issuance costs	337	696
Non-cash equity compensation	1,888	2,011
Loss on disposal of property and equipment, net	713	203
(Benefit) provision for deferred income taxes	(6,297)	9,172
Tax benefit related to exercise of stock options	27,998	10,979
Loss on extinguishment of debt	-	412
Net decrease (increase) in:
Receivables, net	7,589	(14,463)
Inventories, net	(125,882)	(75,786)
Other assets	(13,241)	(14,373)
Net increase in:
Accounts payable	55,738	61,640
Accrued expenses	42,370	20,082
Other liabilities	2,740	3,250
Net cash provided by operating activities	191,005	163,765
Cash flows from investing activities:
Purchases of property and equipment	(119,777)	(87,093)
Proceeds from sales of property and equipment	2,874	5,468
Net cash used in investing activities	(116,903)	(81,625)
Cash flows from financing activities:
Increase (decrease) in bank overdrafts	5,377	(19,576)
Increase in financed vendor accounts payable	63,929	40,236
Early extinguishment of debt	-	(105,000)
Borrowings under credit facilities	1,500	89,500
Payments on credit facilities	(17,350)	(94,500)
Proceeds from exercise of stock options	26,784	10,204
Repurchase of common stock	(42,978)	-
Increase in borrowings secured by trade receivables	8,203	5,326
Net cash provided by (used in) financing activities	45,465	(73,810)
Net increase in cash and cash equivalents	119,567	8,330
Cash and cash equivalents, beginning of period	56,321	11,487
Cash and cash equivalents, end of period	$175,888	$19,817

Supplemental cash flow information:
Interest paid	$12,103	$7,698
Income tax payments, net	52,582	34,719
Non-cash transactions:
Accrued purchases of property and equipment	23,770	14,400
Unrealized (loss) gain on hedge arrangements	(166)	784

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Twenty-Eight Week Periods Ended July 16, 2005 and July 17, 2004
(in thousands, except per share data)
(unaudited)

1.	Basis of Presentation:

The accompanying condensed consolidated financial statements include the accounts of Advance Auto Parts, Inc. and its wholly owned subsidiaries, or the Company. All significant intercompany balances and transactions have been eliminated in consolidation.

The condensed consolidated balance sheets as of July 16, 2005 and January 1, 2005, the condensed consolidated statements of operations for the twelve and twenty-eight week periods ended July 16, 2005, and July 17, 2004, and the condensed consolidated statements of cash flows for the twenty-eight week periods ended July 16, 2005, and July 17, 2004, have been prepared by the Company. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial position of the Company, the results of its operations and cash flows have been made.

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
For the Twelve and Twenty-Eight Week Periods Ended July 16, 2005 and July 17, 2004
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

Amounts received or receivable from vendors that are not yet earned are reflected as deferred revenue in the accompanying condensed consolidated balance sheets. Management's estimate of the portion of deferred revenue that will be realized within one year of the balance sheet date has been included in other current liabilities in the accompanying condensed consolidated balance sheets. Earned amounts that are receivable from vendors are included in receivables, net on the accompanying condensed consolidated balance sheets, except for that portion expected to be received after one-year, which is included in other assets, net on the accompanying condensed consolidated balance sheets.

Hedge Activities

The Company has entered into interest rate swap agreements to limit its cash flow risk on its variable rate debt. In March 2005, the Company entered into three interest rate swap agreements on an aggregate of $175,000 of debt under its senior credit facility. The detail for the individual swaps is as follows:

•	The first swap allows the Company to fix its LIBOR rate at 4.153% on $50,000 of debt for a term of 48 months, expiring March 2009.
•	The second swap allows the Company to fix its LIBOR rate at 4.255% on $75,000 of debt for a term of 60 months, expiring February 2010.
•	Beginning in March 2006, the third swap will allow the Company to fix its LIBOR rate at 4.6125% on $50,000 of debt for a term of 54 months, expiring August 2010.

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

In accordance with Statement of Financial Accounting Standard, or SFAS, No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the fair value of these hedge arrangements is recorded as an asset or liability in the accompanying condensed consolidated balance sheet at July 16, 2005. The Company uses the “matched terms” accounting method as provided by Derivative Implementation Group Issue No. G9, “Assuming No Ineffectiveness When Critical Terms of the Hedging Instrument and the Hedge Transaction Match in a Cash Flow Hedge” for the interest rate swaps. Accordingly, the Company has matched the critical terms of each hedge instrument to the hedged debt. Therefore, the Company has recorded all adjustments to the fair value of the hedge instruments in accumulated other comprehensive income (loss) through the maturity date of the applicable hedge arrangement. The fair value at July 16, 2005, was an unrecognized gain of $648 on the swaps. Any amounts received or paid under these hedges will be recorded in the statement of operations as earned or incurred. Comprehensive income for the twelve and twenty-eight weeks ended July 16, 2005, and July 17, 2004 is as follows:

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Twenty-Eight Week Periods Ended July 16, 2005 and July 17, 2004
(in thousands, except per share data)
(unaudited)

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	July 16,	July 17,	July 16,	July 17,
	2005	2004	2005	2004

Net income	$65,929	$53,235	$134,576	$104,526
Unrealized gain (loss) on hedge
arrangements, net of tax	196	605	(166)	784
Comprehensive income	$66,125	$53,840	$134,410	$105,310

Based on the estimated current and future fair values of the hedge arrangements at July 16, 2005, the Company estimates amounts currently included in accumulated other comprehensive income (loss) that will be reclassified to earnings in the next 12 months will consist of a gain of $654 associated with the interest rate swaps.

Sales Returns and Allowances

Our accounting policy for sales returns and allowances consists of establishing reserves for anticipated returns at the time of sale. We estimate anticipated returns based on current sales levels and our historical return experience on a specific product basis.

Warranty Costs

The Company's vendors are primarily responsible for warranty claims. Warranty costs relating to merchandise and services sold under warranty, which are not covered by vendors' warranties, are estimated based on the Company's historical experience and are recorded in the period the product is sold. The following table presents changes in the Company’s defective and warranty reserves.

	July 16,	January 1,
	2005	2005
	(28 weeks ended)	(52 weeks ended)
Defective and warranty reserve, beginning
of period (1)	$10,960	$15,578
Reserves established	7,315	13,071
Reserves utilized	(7,305)	(17,689)
Defective and warranty reserve, end of
period	$10,970	$10,960

(1)	Reserves at January 1, 2005 included $1,656 of reserves established for the transition of the discontinued operations of the wholesale dealer network, of which substantially all were utilized during fiscal 2004.

Stock-Based Compensation

The Company has stock-based compensation plans, including fixed stock option plans, a deferred stock unit plan and an employee stock purchase plan. As permitted under SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company accounts for its stock options using the intrinsic value method prescribed in Accounting Principles Board Opinion, or APB, No. 25, “Accounting for Stock Issued to Employees”, or APB No.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Twenty-Eight Week Periods Ended July 16, 2005 and July 17, 2004
(in thousands, except per share data)
(unaudited)
25. Under APB No. 25, compensation cost for stock options is measured as the excess, if any, of the market price of the Company’s common stock at the measurement date over the exercise price. Accordingly, the Company has not recognized compensation expense on the issuance of its fixed stock options because in each instance the exercise price equaled the fair market value of the underlying stock on the grant date. The Company has not recognized stock-based compensation expense for its employee stock purchase plan since it is a plan that qualifies under Section 423 of the Internal Revenue Code of 1986, as amended. Additionally, the Company has recognized compensation expense, net of tax, related to the issuance of deferred stock units of $147 and $215 during the twelve and twenty-eight weeks ended July 16, 2005 and July 17, 2004, respectively.

As required by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure an amendment of Financial Accounting Standards Board, or FASB, Statement No. 123,” the following table reflects the impact on net income and earnings per share as if the Company had adopted the fair value based method of recognizing compensation costs as prescribed by SFAS No. 123.

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	July 16,	July 17,	July 16,	July 17,
	2005	2004	2005	2004

Net income, as reported	$65,929	$53,235	$134,576	$104,526
Add: Total stock-based employee compensation
expense included in reported net income, net
of related tax effects	147	215	147	215
Deduct: Total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects	(2,342)	(1,755)	(4,695)	(3,332)
Pro forma net income	$63,734	$51,695	$130,028	$101,409

Net income per share:

Basic, as reported	$0.91	$0.71	$1.87	$1.41
Basic, pro forma	0.88	0.69	1.81	1.37
Diluted, as reported	0.90	0.70	1.84	1.37
Diluted, pro forma	0.87	0.68	1.78	1.33

Financed Vendor Accounts Payable

During the first quarter of fiscal 2004, the Company entered a short-term financing program with a bank for certain merchandise purchases. The substance of the program is for the Company to borrow money from the bank to finance its purchases from vendors. The Company records any discount given by the vendor to the value of its inventory and accretes this discount to the resulting short-term payable to the bank through interest expense over the extended term. At July 16, 2005 and January 1, 2005, $120,825 and $56,896, respectively was payable to the bank by the Company under this program and is included in the accompanying condensed consolidated balance sheets as Financed Vendor Accounts Payable.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Twenty-Eight Week Periods Ended July 16, 2005 and July 17, 2004
(in thousands, except per share data)
(unaudited)

Lease Accounting

The Company leases certain store locations, distribution centers, office space, equipment and vehicles, some of which are with related parties. Initial terms for facility leases are typically 10 to 15 years, followed by additional terms generally containing renewal options at 5 year intervals, and may include rent escalation clauses. The total amount of the minimum rent is expensed on a straight-line basis over the initial term of the lease. In the event, external economic factors exist such that renewals are reasonably assured the Company would include the renewal period in its amortization period. In those instances the renewal period would be included in the lease term for purposes of establishing an amortization period and determining if such lease qualified as a capital or operating lease. In addition to minimum fixed rentals, some leases provide for contingent facility rentals. Contingent facility rentals are determined on the basis of a percentage of sales in excess of stipulated minimums for certain store facilities as defined in the individual lease agreements. Most of the leases provide that the Company pay taxes, maintenance, insurance and certain other expenses applicable to the leased premises and include options to renew. Management expects that, in the normal course of business, leases that expire will be renewed or replaced by other leases.

Closed Store Liabilities

The Company continually reviews the operating performance of its existing store locations and closes certain locations identified as under performing. Closing an under performing location has not resulted in the elimination of the operations and associated cash flows from the Company’s ongoing operations as the Company has transferred those operations to another location in the local market. The Company maintains closed store liabilities that include liabilities for these exit activities. The Company also maintains liabilities assumed through past acquisitions for closed store liabilities which are similar in nature but recorded by the acquired companies prior to the Company's acquisition.

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

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs.” The new statement amends Accounting Research Bulletin No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. This statement requires that those items be recognized as current-period charges and requires that allocation of fixed production overhead to the cost of conversion be based on the normal capacity of the production facilities. This statement is effective for fiscal years beginning after June 15, 2005. The Company does not expect the adoption of this statement to have a material impact on its financial condition or results of operations.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Twenty-Eight Week Periods Ended July 16, 2005 and July 17, 2004
(in thousands, except per share data)
(unaudited)

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” or SFAS No. 123R. SFAS No. 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and subsequently issued stock option related guidance. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. Entities will be required to measure the cost of employee services received in exchange for an equity award based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.

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

The Company has commenced its analysis of the impact of SFAS No. 123R, but has not yet decided: (1) whether to elect early adoption, (2) the early adoption date, if elected, (3) whether to use the modified-prospective or modified-retrospective method, and (4) whether to elect to use straight line or an accelerated method. Accordingly, the Company has not determined the impact that the adoption of SFAS No. 123R will have on its financial position or results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” This statement replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3 “Reporting Accounting Changes in Interim Financial Statements.” This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The Company does not expect the adoption of this statement to have a material impact on its financial condition or results of operations.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Twenty-Eight Week Periods Ended July 16, 2005 and July 17, 2004
(in thousands, except per share data)
(unaudited)

2.	Receivables, net:

Receivables consist of the following:

	July 16,	January 1,
	2005	2005

Trade	$39,583	$34,654
Vendor	49,575	60,097
Installment	6,434	7,506
Other	5,735	7,815
Total receivables	101,327	110,072
Less - Allowance for doubtful accounts	(6,947)	(8,103)
Receivables, net	$94,380	$101,969

3.	Inventories, net:

Inventories are stated at the lower of cost or market, cost being determined using the last-in, first-out ("LIFO") method for approximately 92% of inventories at both July 16, 2005 and January 1, 2005. Under the LIFO method, the Company’s cost of sales reflects the costs of the most currently purchased inventories while the inventory carrying balance represents the costs relating to prices paid in prior years. The Company’s costs to acquire inventory have been decreasing in recent years as a result of its significant growth. Accordingly, the cost to currently replace inventory is less than the LIFO balances carried for similar product. As a result of the LIFO method and the ability to obtain lower product costs, the Company recorded reductions to cost of sales of $4,237 and $4,249 for the twenty-eight weeks ended July 16, 2005 and July 17, 2004, respectively.

An actual valuation of inventory under the LIFO method can be made only at the end of each fiscal year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must be based on management’s estimates of expected fiscal year-end inventory levels and costs.

The remaining inventories are comprised of product cores, which consist of the non-consumable portion of certain parts and batteries and are valued under the first-in, first-out ("FIFO") method. Core values are included as part of our merchandise costs and are either passed on to the customer or returned to the vendor. Additionally, these products are not subject to the frequent cost changes like our other merchandise inventory, therefore resulting in no material difference from applying either the LIFO or FIFO valuation methods.

The Company capitalizes certain purchasing and warehousing costs into inventory. Purchasing and warehousing costs included in inventory, at FIFO, at July 16, 2005, and January 1, 2005, were $86,181 and $81,458, respectively.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Twenty-Eight Week Periods Ended July 16, 2005 and July 17, 2004
(in thousands, except per share data)
(unaudited)

The following table sets forth inventories at July 16, 2005, and January 1, 2005:

	July 16,	January 1,
	2005	2005

Inventories at FIFO	$1,249,780	$1,128,135
Adjustments to state inventories at LIFO	77,552	73,315
Inventories at LIFO	$1,327,332	$1,201,450

Replacement cost approximated FIFO cost at July 16, 2005, and January 1, 2005.

Inventory quantities are tracked through a perpetual inventory system. The Company uses a cycle counting program in all distribution centers; Parts Delivered Quickly warehouses, or PDQs; Local Area Warehouses, or LAWs, and retail stores to ensure the accuracy of both merchandise and core inventory. The Company establishes reserves for estimated shrink based on historical accuracy and effectiveness of the cycle counting program. The Company also establishes reserves for potentially excess and obsolete inventories based on current inventory levels of discontinued product and the historical analysis of the liquidation of discontinued inventory below cost. The nature of the Company’s inventory is such that the risk of obsolescence is minimal and excess inventory has historically been returned to the Company’s vendors for credit. The Company provides reserves when less than full credit is expected from a vendor or when liquidating product will result in retail prices below recorded costs. The Company’s reserves against inventory for these matters were $21,836 and $21,929 at July 16, 2005, and January 1, 2005, respectively.

4.	Long-term Debt:

Long-term debt consists of the following:

	July 16,	January 1,
	2005	2005
Senior Debt:
Tranche A, Senior Secured Term Loan at variable interest
rates (4.88% and 3.92% at July 16, 2005 and January 1, 2005,
respectively), due September 2009	$185,000	$200,000
Tranche B, Senior Secured Term Loan at variable interest
rates (5.18% and 4.17% at July 16, 2005 and January 1, 2005,
respectively), due September 2010	169,150	170,000
Delayed Draw, Senior Secured Term Loan at variable interest
rates (5.16% and 4.22% at July 16, 2005 and January 1, 2005,
respectively), due September 2010	100,000	100,000
Revolving facility at variable interest rates
(4.88% and 3.92% at July 16, 2005 and January 1, 2005,
respectively) due September 2009	-	-
	454,150	470,000
Less: Current portion of long-term debt	(32,200)	(31,700)
Long-term debt, excluding current portion	$421,950	$438,300

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Twenty-Eight Week Periods Ended July 16, 2005 and July 17, 2004
(in thousands, except per share data)
(unaudited)

At July 16, 2005, the Company’s senior credit facility provided for (1) $454,150 in term loans (as detailed above) and (2) $200,000 under a revolving credit facility (which provides for the issuance of letters of credit with a sub limit of $70,000). As of July 16, 2005, the Company had $56,090 in letters of credit outstanding, which reduced availability under the revolver to $143,910. In addition to the letters of credit, the Company maintains approximately $1,607 in surety bonds issued by its insurance provider primarily to utility providers and the departments of revenue for certain states. These letters of credit and surety bonds are generally for a term of one year or less.

The interest rates on the tranche A and B term loans, the delayed draw term loan and the revolver are based, at the Company’s option, on an adjusted LIBOR rate, plus a margin, or an alternate base rate, plus a margin. The initial margin for the tranche A term loan and revolver is 1.50% and 0.50% per annum for the adjusted LIBOR and alternate base rate borrowings, respectively. The initial margin for the tranche B term loan and the delayed draw term loan is 1.75% and 0.75% per annum for the adjusted LIBOR and alternate base rate borrowings, respectively. Additionally, a commitment fee of 0.375% per annum will be charged on the unused portion of the revolver, payable in arrears.

The tranche A term loan currently requires scheduled repayments of $7,500 on September 30, 2005 and quarterly thereafter through December 31, 2006, $10,000 on March 31, 2007 and quarterly thereafter through December 31, 2007, $12,500 on March 31, 2008 and quarterly thereafter through June 30, 2009 and $25,000 due at maturity on September 30, 2009. The tranche B term loan currently requires scheduled repayments of $425 on September 30, 2005 and quarterly thereafter, with a final payment of $160,650 due at maturity on September 30, 2010. The delayed draw term loan currently requires scheduled repayments of 0.25% of the aggregate principal amount outstanding on March 31, 2006 and quarterly thereafter, with a final payment due at maturity on September 30, 2010. The revolver expires on September 30, 2009.

Under the senior credit facility, the Company is required to comply with financial covenants with respect to limits on annual capital expenditures, a maximum leverage ratio, a minimum interest coverage ratio, a minimum current assets to funded senior debt ratio and a maximum senior leverage ratio. The Company was in compliance with the above covenants under the senior credit facility at July 16, 2005.

5.	Stock Repurchase Program:

During the third quarter of fiscal 2004, the Company’s Board of Directors authorized a stock repurchase program of up to $200,000 of the Company's common stock plus related expenses. The program allows the Company to repurchase its common stock on the open market or in privately negotiated transactions from time to time in accordance with the requirements of the Securities and Exchange Commission. During the twenty-eight weeks ended July 16, 2005, the Company repurchased 987 shares of common stock at an aggregate cost of $42,939, or $43.53 per share, excluding related expenses. As of July 16, 2005, the Company has repurchased a total of 4,687 shares of common stock at an aggregate cost of $189,160, or $40.36 per share, excluding related expenses. Subsequent to the second quarter, remaining amounts under this program were cancelled and replaced by a new $300,000 stock repurchase program authorized by the Company's Board of Directors.

6.	Postretirement Plan:

The Company provides certain health and life insurance benefits for eligible retired team members through a postretirement plan, or the Plan. These benefits are subject to deductibles, co-payment provisions and other

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Twenty-Eight Week Periods Ended July 16, 2005 and July 17, 2004
(in thousands, except per share data)
(unaudited)
limitations. The Plan has no assets and is funded on a cash basis as benefits are paid. The discount rate that the Company utilizes for determining its postretirement benefit obligation is actuarially determined. The discount rate utilized at January 1, 2005 was 5.75%, and remained unchanged through the twenty-eight weeks ended July 16, 2005. The Company expects fiscal 2005 plan contributions to completely offset benefits paid, consistent with fiscal 2004.

Effective for the second quarter of 2004, the Company amended the Plan to exclude outpatient prescription drug benefits to Medicare eligible retirees effective January 1, 2006. Due to this negative plan amendment, the Company’s accumulated postretirement benefit obligation was reduced by $7,557, resulting in an unrecognized negative prior service cost in the same amount. The unrecognized negative prior service cost is being amortized over the 13-year estimated remaining life expectancy of the plan participants, as prescribed under SFAS No. 106, "Employers Accounting for Postretirement Benefits Other Than Pensions." The components of net periodic postretirement benefit cost for the twelve and twenty-eight weeks ended July 16, 2005, and July 17, 2004, respectively, are as follows:

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	July 16,	July 17,	July 16,	July 17,
	2005	2004	2005	2004

Service cost	$-	$-	$-	$1
Interest cost	185	195	432	613
Amortization of unrecognized net losses	55	59	128	132
Amortization of prior service cost	(134)	(145)	(312)	(145)
	$106	$109	$248	$601

7.	Subsequent Events:

Subsequent to July 16, 2005, the Company completed the acquisition of substantially all the assets of Lappen Auto Supply, consisting of 19 stores in the greater Boston metro area.

Subsequent to July 16, 2005, the Company also announced that its Board of Directors:

•	Approved a three-for-two stock split to be effected as a 50% stock dividend payable on September 23, 2005 to stockholders of record on September 9, 2005.
•	Authorized a new $300,000 stock repurchase program, which cancelled and replaced the Company’s prior stock repurchase program authorized in August 2004.

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
•  integration of any future acquisitions;
•  our relationship with our vendors;
•  our involvement as a defendant in litigation or incurrence of judgments, fines or legal costs; and
•  adherence to the restrictions and covenants imposed under our senior credit facility.

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

Management Overview

During the second quarter, we experienced strong sales and gross margin improvements allowing us to leverage our selling, general and administrative costs and expand our operating margins to 11% for the first time in our history as a public company. This produced record earnings for the second quarter, which generated strong cash flow and helped us to drive a higher return on our invested capital. Our strong sales were primarily driven by a 9.0% increase in comparable store net sales for the quarter, which completed our third consecutive quarter with 9% or greater comparable store net sales. Additionally, our average net sales per store increased to over $1.5 million for the first time on an annualized basis.

We remain focused on the following four goals:

1.  Raising average sales per store;
2.  Expanding operating margins;
3.  Generating strong free cash flow; and
4.  Increasing return on invested capital.

We believe our second quarter results are also a reflection of the progress made on the following key initiatives. These initiatives, which are specifically focused on driving higher sales per store thereby leveraging our fixed expenses, are as follows:

•  Improving store execution to “best in class” retail;
•  Continued execution of our category management program;
•  Accelerating the implementation of our 2010 store remodeling program;
•  Consistent growth and execution of our commercial delivery program;
•  Enhanced national advertising; and
•  Our focus on making our supply chain more responsive.

In addition to the above, we have recently added the following programs, which we believe provide a more complete shopping experience for our customers. These programs include Direct Importing, Factory Direct Ordering (or FDO), Local Purchase Ordering (or LPO), and the availability of salvage parts. These programs are especially important to us as they expand the availability of our SKU offerings. The FDO, LPO, and salvage parts programs will continue to drive our sales growth without requiring additional working capital investments in inventory.

Beyond the implementation of our key business initiatives, we remain positive about our industry dynamics. The number of registered vehicles on the road today has significantly increased from ten years ago, and the average age of vehicles also continues to increase and is now over nine years old. Additionally, technological changes in newer models and the shift from cars to light trucks and sport utility vehicles have resulted in more expensive replacement parts for these vehicles. We believe the combination of our execution on key business initiatives and favorable industry dynamics will drive our earnings per share growth by 20% or more for the next several years.

The following table highlights certain operating results and key metrics for the twelve and twenty-eight weeks ended July 16, 2005, and July 17, 2004.

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	July 16, 2005	July 17, 2004	July 16, 2005	July 17, 2004

Total net sales (in thousands)	$1,023,146	$908,412	$2,281,510	$2,031,330
Comparable store net sales growth	9.0%	5.0%	9.1%	6.1%
DIY Comparable store net sales growth	4.9%	1.8%	5.0%	3.3%
DIFM Comparable store net sales growth	27.1%	22.3%	27.2%	20.6%
Average net sales per store (in thousands)	$1,520	$1,433	$1,520	$1,433
Inventory per store (in thousands)	$490,152	$460,537	$490,152	$460,537
Inventory turnover	1.69	1.72	1.69	1.72
Gross margin	47.1%	46.5%	47.5%	46.4%
Operating margin	11.0%	10.0%	10.2%	8.9%

Note:	These metrics should be read along with the footnotes to the table setting forth our selected store data in Item 6. "Selected Financial Data" in our annual report on Form 10-K for the fiscal year ended January 1, 2005, which was filed with the SEC on March 17, 2005. The footnotes describe the calculation of the metrics. Average net sales per store and inventory turnover for the interim periods presented above were calculated using results of operations from the last 13 accounting periods.

Recent Developments

Subsequent to our second quarter, the following recent developments have occurred:

•	Acquired substantially all the assets of Lappen Auto Supply, consisting of 19 stores in the greater Boston metro area.

•	Announced a three-for-two stock split to be effected in the form of a 50% stock dividend.

•	Our Board of Directors authorized a new $300 million stock repurchase program.

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

At July 16, 2005, we operated 2,708 stores. We operated 2,673 stores throughout 40 states in the Northeastern, Southeastern and Midwestern regions of the United States. These stores operated under the “Advance Auto Parts” trade name, except for certain stores in the state of Florida, which operated under “Advance Discount Auto Parts,” or “Discount Auto Parts” trade names. In addition, we operated 35 stores primarily under the “Western Auto” trade name in Puerto Rico and the Virgin Islands. The Western Auto stores offer automotive tires and service in addition to automotive parts, accessories and maintenance items. The following table sets forth information about our stores, including the number of new, closed and relocated stores, during the twelve and twenty-eight weeks ended July 16, 2005. We lease a significant portion of our stores.

	Twelve	Twenty-Eight
	Weeks Ended	Weeks Ended
	July 16, 2005	July 16, 2005
Number of stores at beginning of period	2,675	2,652
New stores	36	62
Closed stores	(3)	(6)
Number of stores, end of period	2,708	2,708
Relocated stores	13	32
Stores with commercial programs	2,072	2,072

We anticipate adding approximately 150 to 175 new stores during 2005 primarily through new store openings and selective acquisitions, including the recent acquisition of Lappen Auto Supply.

Critical Accounting Policies

Our financial statements have been prepared in accordance with accounting policies generally accepted in the United States of America. Our discussion and analysis of the financial condition and results of operations are based on these financial statements. The preparation of these financial statements requires the application of accounting policies in addition to certain estimates and judgments by our management. Our estimates and judgments are based on currently available information, historical results and other assumptions we believe are reasonable. Actual results could differ from these estimates. During the first and second quarters of fiscal 2005, we consistently applied the critical accounting policies discussed in our annual report on Form 10-K for the year ended January 1, 2005. For a complete discussion regarding these critical accounting policies, refer to this annual report on Form 10-K.

Components of Statement of Operations

Net Sales

Net sales consist primarily of comparable store net sales, new store net sales, service sales (offered only in the Western Auto retail locations) and finance charges on installment sales. We calculate comparable store net sales based on the change in net sales starting once a store has been opened for 13 complete accounting periods. We include relocations in comparable store sales from the original date of opening. We exclude net sales from the Western Auto retail stores from our comparable store net sales as a result of their unique product offerings, including automotive service and tires.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of store payroll, store occupancy (including rent), net advertising expenses, other store expenses and general and administrative expenses, including salaries and related benefits of store support center team members, store support center administrative expenses, data processing, professional expenses and other related expenses.

Results of Operations

The following table sets forth certain of our operating data expressed as a percentage of net sales for the periods indicated.

	Twelve Week Periods Ended		Twenty-Eight Week Periods Ended
	(unaudited)		(unaudited)
	July 16,	July 17,	July 16,	July 17,
	2005	2004	2005	2004
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales, including purchasing and warehousing costs	52.9	53.5	52.5	53.6
Gross profit	47.1	46.5	47.5	46.4
Selling, general and administrative expenses	36.1	36.5	37.3	37.5
Operating income	11.0	10.0	10.2	8.9
Interest expense	(0.7)	(0.4)	(0.7)	(0.6)
Loss on extinguishment of debt	0.0	(0.0)	0.0	(0.0)
Other income, net	0.0	0.0	(0.0)	0.0
Provision for income taxes	(3.9)	(3.7)	(3.6)	(3.2)
Income from continuing operations before income (loss) on
discontinued operations	6.4	5.9	5.9	5.1
Discontinued operations:
Income (loss) from operations of discontinued Wholesale
Dealer Network	-	0.0	-	(0.0)
Provision (benefit) for income taxes	-	0.0	-	(0.0)
Income (loss) on discontinued operations	-	0.0	-	(0.0)
Net income	6.4%	5.9%	5.9%	5.1%

Twelve Weeks Ended July 16, 2005 Compared to Twelve Weeks Ended July 17, 2004

Net sales for the twelve weeks ended July 16, 2005 were $1,023.1 million, an increase of $114.7 million, or 12.6%, as compared to net sales for the twelve weeks ended July 17, 2004. The net sales increase was due to an increase in comparable store sales of 9.0% and contributions from new stores opened within the last year. The comparable store sales increase resulted from an increase in average ticket sales and customer traffic in both our DIFM and DIY business. Overall, we believe the execution of the growth initiatives discussed in the Management Overview section above drove our growth in net sales.

Gross profit for the twelve weeks ended July 16, 2005 was $482.1 million, or 47.1% of net sales, as compared to $422.3 million, or 46.5% of net sales, for the twelve weeks ended July 17, 2004. The increase in gross profit as a percentage of net sales reflects continued benefits realized from our category management and supply chain initiatives.

Selling, general and administrative expenses increased to $369.5 million, or 36.1% of net sales, for the twelve weeks ended July 16, 2005, from $331.1 million, or 36.5% of net sales, for the twelve weeks ended July 17, 2004. The decrease in selling, general and administrative expenses as a percentage of sales was primarily a result of our ability to leverage our payroll costs partially offset by increased expenses from our self-insurance programs and higher fuel costs.

Interest expense for the twelve weeks ended July 16, 2005 was $7.6 million, or 0.7% of net sales, as compared to $4.5 million, or 0.4% of net sales, for the twelve weeks ended July 17, 2004. The increase in interest expense is a result of both higher average outstanding debt levels and borrowing rates, as compared to the twelve weeks ended July 17, 2004.

Income tax expense for the twelve weeks ended July 16, 2005 was $40.1 million, as compared to $33.3 million for the twelve weeks ended July 17, 2004. The increase in income tax expense primarily reflects our higher earnings. Our effective income tax rate was 37.8% and 38.5% for the twelve weeks ended July 16, 2005 and July 17, 2004, respectively.

We produced net income of $65.9 million, or $0.90 per diluted share, for the twelve weeks ended July 16, 2005, as compared to $53.2 million, or $0.70 per diluted share, for the twelve weeks ended July 17, 2004. As a percentage of net sales, net income for the twelve weeks ended July 16, 2005 was 6.4%, as compared to 5.9% for the twelve weeks ended July 17, 2004.

Twenty-Eight Weeks Ended July 16, 2005 Compared to Twenty-Eight Weeks Ended July 17, 2004

Net sales for the twenty-eight weeks ended July 16, 2005 were $2,281.5 million, an increase of $250.2 million, or 12.3%, as compared to net sales for the twenty-eight weeks ended July 17, 2004. The net sales increase was due to an increase in comparable store sales of 9.1% and contributions from new stores opened within the last year. The comparable store sales increase resulted from an increase in average ticket sales and customer traffic in both our DIFM and DIY business. These results reflect the execution of the growth initiatives discussed in the Management Overview section above.

Gross profit for the twenty-eight weeks ended July 16, 2005 was $1,083.0 million, or 47.5% of net sales, as compared to $943.2 million, or 46.4% of net sales, for the twenty-eight weeks ended July 17, 2004. The increase in gross profit as a percentage of net sales reflects continued benefits realized from our category management and supply chain initiatives.

Selling, general and administrative expenses increased to $850.2 million, or 37.3% of net sales, for the twenty-eight weeks ended July 16, 2005, from $761.9 million, or 37.5% of net sales, for the twenty-eight weeks ended July 17, 2004. The decrease in selling, general and administrative expenses as a percentage of sales was primarily a result of our ability to leverage our payroll costs.

Interest expense for the twenty-eight weeks ended July 16, 2005 was $16.5 million, or 0.7% of net sales, as compared to $10.8 million, or 0.6% of net sales, for the twenty-eight weeks ended July 17, 2004. The increase in interest expense is a result of both higher average outstanding debt levels and borrowing rates, as compared to the twenty-eight weeks ended July 17, 2004.

Income tax expense for the twenty-eight weeks ended July 16, 2005 was $83.0 million, as compared to $65.5 million for the twenty-eight weeks ended July 17, 2004. The increase in income tax expense primarily reflects our higher earnings. Our effective income tax rate was 38.2% and 38.5% for the twenty-eight weeks ended July 16, 2005 and July 17, 2004, respectively.

We produced net income of $134.6 million, or $1.84 per diluted share, for the twenty-eight weeks ended July 16, 2005, as compared to $104.5 million, or $1.37 per diluted share, for the twenty-eight weeks ended July 17, 2004. As a percentage of net sales, net income for the twenty-eight weeks ended July 16, 2005 was 5.9%, as compared to 5.1% for the twenty-eight weeks ended July 17, 2004.

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

At July 16, 2005, our cash balance was $175.9 million, an increase of $119.6 million compared to January 1, 2005. Our cash balance increased primarily due to our increased earnings during the first and second quarters of 2005, in addition to a reduction in cash used to prepay indebtedness compared to the first and second quarters of 2004. At July 16, 2005, we had outstanding indebtedness consisting of borrowings of $454.2 million under our senior credit facility. Additionally, we had $56.1 million in letters of credit outstanding, which reduced our availability under the revolving credit facility to $143.9 million.

Capital Expenditures

Our primary capital requirements have been the funding of our continued store expansion program, including new store openings and store acquisitions, store relocations and remodels, inventory requirements, the construction and upgrading of distribution centers, the development and implementation of proprietary information systems and our strategic acquisitions.

Our future capital requirements will depend in large part on the number of and timing for new stores we open or acquire within a given year and the number of stores we relocate or remodel. We anticipate adding approximately 150 to 175 new stores during 2005 primarily through new store openings, of which 62 had been added as of July 16, 2005. Subsequent to the end of our second quarter, we completed the acquisition of substantially all the assets of Lappen Auto Supply in the greater Boston metro area. This acquisition will add 19 stores and result in the total addition of new stores during 2005 at the higher end of our previously disclosed range of 150 to 175 new stores.

Our capital expenditures were $119.8 million for the twenty-eight weeks ended July 16, 2005. These amounts included costs of $4.9 million for the completion of our Northeastern distribution center and additional amounts related to new store openings, tenant improvements, the upgrade of our information systems and remodels and relocations of existing stores, including the physical conversion of the stores acquired in the Discount acquisition to our Advance Auto Parts store format. In 2005, we anticipate that our capital expenditures will be approximately $200.0 million to $220.0 million, including the recent acquisition of Lappen Auto Supply.

Vendor Financing Program

Historically, we have negotiated extended payment terms from suppliers that help finance inventory growth, and we believe that we will be able to continue financing much of our inventory growth through such extended payment terms. During the first quarter of fiscal 2004, we entered into a short-term financing program with a bank for certain merchandise purchases. The substance of the program is for us to borrow money from the bank to finance purchases from our vendors. At July 16, 2005, $120.8 million was payable to the bank by us under this program. This program allows us to further reduce our working capital invested in current inventory levels and finance future inventory growth. Additionally, during the second quarter, our capacity under this program increased to $150 million.

Stock Repurchase Program

In August 2004, our Board of Directors approved a stock repurchase program authorizing the repurchase of up to $200.0 million of our common stock plus related expenses. As of July 16, 2005, we had repurchased a total of 4.7 million shares of common stock at an aggregate cost of $189.2 million, or $40.36 per share, excluding related expenses. Subsequent to the end of the second quarter, our Board of Directors authorized a new stock repurchase program of up to $300.0 million, which cancelled and replaced the $200.0 million program.

Deferred Compensation and Postretirement Plans

We maintain an unqualified deferred compensation plan established for certain of our key team members. This plan provides for a minimum and maximum deferral percentage of the team member base salary and bonus, as determined by our Retirement Plan Committee. We fund the plan liability by remitting the team members’ deferral to a Rabbi Trust where these deferrals are invested in trading securities. Accordingly, all gains and losses on these underlying investments are held in the Rabbi Trust to fund the deferred compensation liability. At July 16, 2005, the liability related to this plan was $2.3 million, all of which is current.

We provide certain health care and life insurance benefits for eligible retired team members through our postretirement plan. At July 16, 2005, our accrued benefit cost related to this plan was $16.9 million. The plan has no assets and is funded on a cash basis as benefits are paid/incurred. The discount rate that we utilize for determining our postretirement benefit obligation is actuarially determined. The discount rate utilized at January 1, 2005 was 5.75%, and remained unchanged through the twenty-eight weeks ended July 16, 2005. We reserve the right to change or terminate the benefits or contributions at any time. We also continue to evaluate ways in which we can better manage these benefits and control costs. Any changes in the plan or revisions to assumptions that affect the amount of expected future benefits may have a significant impact on the amount of the reported obligation and annual expense. Effective second quarter of 2004, we amended the plan to exclude outpatient prescription drug benefits to Medicare eligible retirees effective January 1, 2006. Due to this negative plan amendment, our accumulated postretirement benefit obligation was reduced by $7.6 million, resulting in an unrecognized negative prior service cost in the same amount. The unrecognized negative prior service cost is being amortized over the 13-year estimated remaining life expectancy of the plan participants.

Analysis of Cash Flows
	Twenty-Eight Week Periods Ended
	July 16,	July 17,
	2005	2004

Cash flows from operating activities	$191.0	$163.7
Cash flows from investing activities	(116.9)	(81.6)
Cash flows from financing activities	45.5	(73.8)
Net increase in cash and
cash equivalents	$119.6	$8.3

Operating Activities

For the twenty-eight weeks ended July 16, 2005, net cash provided by operating activities increased $27.3 million to $191.0 million, as compared to the twenty-eight weeks ended July 17, 2004. Significant components of this increase consisted of:

•	$30.1 million increase in earnings compared to the same period in fiscal 2004;
•	$22.1 million of additional cash generated from the collection of receivables;
•	$50.1 million reduction of cash as a result of an increase in inventory driven by the build-up for our Northeast distribution center opened earlier in 2005 and expansion of the number of stores which carry an extended mix of parts;
•	$22.3 million increase in accrued expenses related to the timing of normal operating expenses.

Investing Activities

For the twenty-eight weeks ended July 16, 2005, net cash used in investing activities increased by $35.3 million to $116.9 million, as compared to the twenty-eight weeks ended July 17, 2004. The primary increase in net cash used in investing activities relates to an increase in capital expenditures of $32.7 million. Significant components of this net increase consisted of:

•
an additional $39.0 million of cash used to accelerate our square footage growth through new stores (including ownership of selected new stores), the acquisition of certain leased stores and an increase in store relocations during the twenty-eight weeks ended.

•	offset by a reduction of $15.2 million of cash invested in our supply chain primarily due to the initial purchase of our Northeast distribution center during the second quarter of fiscal 2004.

Financing Activities

For the twenty-eight weeks ended July 16, 2005, net cash provided by financing activities increased by $119.3 million to $45.5 million, as compared to the twenty-eight weeks ended July 17, 2004. Significant components of this increase consisted of:

•	$43.0 million used to repurchase shares of common stock under our stock repurchase program during the twenty-eight weeks ended July 16, 2005;
•	a $25.0 million cash inflow resulting from timing in bank overdrafts; and
•	a $23.7 million cash inflow associated with inventory purchased under our vendor financing program.
•	offset by a $105.0 million reduction in cash used to prepay debt during the twenty-eight weeks ended July 16, 2005.

Contractual Obligations

Our future contractual obligations, primarily related to long-term debt and operating leases, at July 16, 2005 were as follows:

Contractual Obligations at		Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
July 16, 2005	Total	2005	2006	2007	2008	2009	Thereafter
(in thousands)
Long-term debt	$454,150	$15,850	$32,700	$32,025	$63,375	$52,700	$257,500
Interest payments	$105,573	$11,467	$24,668	$23,314	$20,697	$17,400	$8,027
Letters of credit	$56,090	$5,379	$50,711	$-	$-	$-	$-
Operating leases	$1,431,701	$81,750	$187,052	$166,526	$149,273	$129,282	$717,818
Purchase obligations (1)	$903	$739	$164	$-	$-	$-	$-
Other long-term liabilities(2)	$75,899	$-	$-	$-	$-	$-	$-

(1)	For the purposes of this table, contractual obligations are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Our open purchase orders are based on current inventory or operational needs and are fulfilled by our vendors within short periods of time. We currently do not have minimum purchase commitments under our vendor supply agreements nor are our open purchase orders for goods and services binding agreements. Accordingly, we have excluded open purchase orders from the above table. The above purchase obligations represent the monthly amount of fuel required to be purchased by us under our fixed price fuel supply agreement. The agreement, which was entered into in February 2005, expires in January 2006.
(2)	Primarily includes employee benefit accruals, restructuring and closed store liabilities and deferred income taxes for which no contractual payment schedule exists.

Long Term Debt

Senior Credit Facility. At July 16, 2005, our senior credit facility consisted of (1) a tranche A term loan facility with a balance of $185.0 million, a tranche B term loan facility with a balance of $169.2 million, a delayed draw term loan with a balance of $100.0 million and (2) a $200.0 million revolving credit facility (including a letter of credit sub facility) (of which $143.9 million was available as a result of $56.1 million in letters of credit outstanding). The senior credit facility is jointly and severally guaranteed by all of our domestic subsidiaries and is secured by substantially all of our assets and the assets of our existing and future domestic subsidiaries.

The tranche A term loan currently requires scheduled repayments of $7.5 million on September 30, 2005 and quarterly thereafter through December 31, 2006, $10.0 million on March 31, 2007 and quarterly thereafter through December 31, 2007, $12.5 million on March 31, 2008 and quarterly thereafter through June 30, 2009 and $25.0 million due at maturity on September 30, 2009. The tranche B term loan currently requires scheduled repayments of $0.4 million on September 30, 2005 and quarterly thereafter, with a final payment of $160.7 million due at maturity on September 30, 2010. The delayed draw term loan currently requires scheduled repayments of 0.25% of the aggregate principal amount outstanding on March 31, 2006 and quarterly thereafter, with a final payment due at maturity on September 30, 2010. The revolver expires on September 30, 2009.

The interest rates on the tranche A and B term loans, the delayed draw term loan and the revolver are based, at our option, on an adjusted LIBOR rate, plus a margin, or an alternate base rate, plus a margin. The initial margin for the tranche A term loan and revolver is 1.50% and 0.50% per annum for the adjusted LIBOR and alternate base rate borrowings, respectively. The initial margin for the tranche B term loan and the delayed draw term loan is 1.75% and 0.75% per annum for the adjusted LIBOR and alternate base rate borrowings, respectively. Additionally, a commitment fee of 0.375% per annum will be charged on the unused portion of the revolver, payable in arrears.

We are required to comply with financial covenants in the senior credit facility with respect to (a) limits on annual aggregate capital expenditures, (b) a maximum leverage ratio, (c) a minimum interest coverage ratio, (d) a ratio of current assets to funded senior debt and (e) a maximum senior leverage ratio. We were in compliance with the above covenants under the senior credit facility at July 16, 2005. For additional information regarding our senior credit facility, refer to our annual report on Form 10-K for the fiscal year ended January 1, 2005.

In March 2005 we entered into three interest rate swap agreements on an aggregate of $175 million of debt under our senior credit facility. The first swap allows us to fix our LIBOR rate at 4.153% on $50 million of debt for a term of 48 months, expiring March 2009. The second swap allows us fix our LIBOR rate at 4.255% on $75 million of debt for a term of 60 months, expiring February 2010. In March 2006, the third swap will allow us to fix our LIBOR rate at 4.6125% on $50 million of debt for a term of 54 months, expiring August 2010.

Credit Ratings

At July 16, 2005, we had a credit rating on our senior credit facility from Standard & Poor’s of BB+ and a credit rating of Ba2 from Moody’s Investors Service. The current pricing grid used to determine our borrowing rates under our senior credit facility is based on such credit ratings. If these credit ratings decline, our interest expense may increase. Conversely, if these credit ratings increase, our interest expense may decrease. Any adverse change to our credit risk would be partially mitigated by our outstanding interest rate swaps as discussed in market risk.

Seasonality

Our business is somewhat seasonal in nature, with the highest sales occurring in the spring and summer months. In addition, our business can be affected by weather conditions. While unusually heavy precipitation tends to soften sales as elective maintenance is deferred during such periods, extremely hot and cold weather tends to enhance sales by causing parts to fail.

New Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs". The new statement amends Accounting Research Bulletin No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. This statement requires that those items be recognized as current-period charges and requires that allocation of fixed production overhead to the cost of conversion be based on the normal capacity of the production facilities. This statement is effective for fiscal years beginning after June 15, 2005. We do not expect the adoption of this statement to have a material impact on our financial condition or results of operations.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”, or SFAS No. 123R. SFAS No. 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and subsequently issued stock option related guidance. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. Entities will be required to measure the cost of employee services received in exchange for an equity award based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.

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

We have commenced our analysis of the impact of SFAS No. 123R, but have not yet decided: (1) whether to elect early adoption, (2) the early adoption date, if elected, (3) whether to use the modified-prospective or modified-retrospective method, and (4) whether to elect to use straight line or an accelerated method. Accordingly, we have not determined the impact that the adoption of SFAS No. 123R will have on our financial position or results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” This statement replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3 “Reporting Accounting Changes in Interim Financial Statements.” This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. We do not expect the adoption of this statement to have a material impact on our financial condition or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to cash flow risk due to changes in interest rates with respect to our long-term debt. Our long-term debt currently consists of borrowings under our senior credit facility and is primarily vulnerable to movements in the LIBOR rate. While we cannot predict the impact interest rate movements will have on our debt, exposure to rate changes is managed through the use of hedging activities.

Our future exposure to interest rate risk decreased during the twenty-eight weeks ended July 16, 2005 as a result of entering into three new interest rate swap agreements in March 2005 on an aggregate of $175 million of debt under our senior credit facility. The first swap allows us to fix our LIBOR rate at 4.153% on $50 million of debt for a term of 48 months, expiring March 2009. The second swap allows us to fix our LIBOR rate at 4.255% on $75 million of debt for a term of 60 months, expiring February 2010. Beginning in March 2006, the third swap will allow us to fix our LIBOR rate at 4.6125% on $50 million of debt for a term of 54 months, expiring August 2010.

In March 2003, we entered into two interest rate swap agreements on an aggregate of $125 million of our variable rate debt under our senior credit facility. The first swap allows us to fix our LIBOR rate at 2.269% on $75 million of variable rate debt for a term of 36 months, expiring first quarter fiscal 2006. The second swap, which allowed us to fix our LIBOR rate at 1.79% on $50 million of variable rate debt, expired in March 2005.

The table below presents principal cash flows and related weighted average interest rates on our long-term debt outstanding at July 16, 2005, by expected maturity dates. Additionally, the table includes the notional amounts of our debt hedged and the impact of the anticipated average pay and receive rates of our interest rate swaps through their maturity dates. Expected maturity dates approximate contract terms. Weighted average variable rates are base on implied forward rates in the yield curve at July 16, 2005, as adjusted by the limitations of the swap agreement. Implied forward rates should not be considered a predictor of actual future interest rates.

								Fair
	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal			Market
	2005	2006	2007	2008	2009	Thereafter	Total	Value
Long-term debt:	(dollars in thousands)

Variable rate	$15,850	$32,700	$32,025	$63,375	$52,700	$257,500	$454,150	$454,150
Weighted average
interest rate	5.4%	5.9%	6.0%	6.1%	6.2%	6.3%	5.9%	-

Interest rate swaps:

Variable to fixed (1)	$200,000	$250,000	$175,000	$175,000	$175,000	$125,000	-	$648
Weighted average pay rate	0.4%	0.2%	0.3%	0.2%	0.1%	0.1%	0.2%	-
Weighted average receive rate	1.5%	0.2%	0.1%	0.2%	0.2%	0.3%	0.4%	-

(1)  Amounts presented may not be outstanding for the entire year.

ITEM 4.	CONTROLS AND PROCEDURES

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

There have been no changes in our internal control over financial reporting that occurred during the quarter ended July 16, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 4.		SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

	(a)	We held our annual meeting of stockholders on May 18, 2005.

	(b)	Not applicable.

	(c)	The following matters were submitted to the vote of security holders at the annual meeting:

1.	Election of nominees to our board of directors. All nominees were elected as indicated by the following vote counts:

		Votes
Nominee	Votes For	Withheld

John C. Brouillard	68,562,932	455,112
Lawrence P. Castellani	68,196,485	821,559
Michael N. Coppola	68,559,630	458,414
Darren R. Jackson	68,517,575	500,469
William S. Oglesby	68,517,679	500,365
Gilbert T. Ray	68,527,804	490,240
Carlos A. Saladrigas	68,562,294	455,750
William J. Salter	68,563,030	455,014
Francesca Spinelli, Ph.D.	68,562,988	455,056
Nicholas F. Taubman	64,736,877	4,272,667

2.	The stockholders voted upon and approved the ratification of Deloitte & Touche LLP as our independent registered public accounting firm for 2005. The vote on the proposal was as follows:

For	Against	Abstentions	Broker Non-Votes

68,952,621	48,969	7,954	2,544,753

3.	The stockholders voted upon and defeated a stockholder proposal requesting us to amend our employment opportunity policy. The vote on the proposal was as follows:

For	Against	Abstentions	Broker Non-Votes

18,552,210	31,496,517	9,024,359	12,481,211

(d)	Not applicable.

ITEM 6.	EXHIBITS

	3.1(1)	Restated Certificate of Incorporation of Advance Auto Parts, Inc. (“Advance Auto”) (as amended on May 19, 2004).

	3.2(2)	Bylaws of Advance Auto.

	10.43(3)*	Summary of Compensation Arrangements for Messrs. Coppola, Castellani, Wade and Oreson.

	31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(*)	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

(1)	Filed on August 16, 2004 as an exhibit to the Quarterly Report on Form 10-Q of Advance Auto.

(2)	Filed on August 31, 2001 as an exhibit to Registration Statement on Form S-4 (No. 333-68858) of Advance Auto.

(3)	Filed on May 24, 2005 as an exhibit to Current Report on Form 8-K of Advance Auto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCE AUTO PARTS, INC.

August 15, 2005	By:	/s/ Jeffrey T. Gray
Jeffrey T. Gray Executive Vice President and Chief Financial Officer

S-1

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

3.1(1)	Restated Certificate of Incorporation of Advance Auto (as amended on May
19, 2004).

3.2(2)	Bylaws of Advance Auto.

10.43(3)*	Summary of Compensation Arrangements for Messrs. Coppola, Castellani, Wade and Oreson.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley
Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley
Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section
906 of the Sarbanes-Oxley Act of 2002.

(*) Management contract or compensatory plan or arrangement required to be file as an exhibit to this report.
(1) Filed on August 16, 2004 as an exhibit to the Quarterly Report on Form 10-Q of Advance Auto.
(2) Filed on August 31, 2001 as an exhibit to Registration Statement on Form S-4 (No. 333-68858) of Advance Auto.
(3) Filed on May 24, 2005 as an exhibit to Current Report on Form 8-K of Advance Auto.