Form 10-Q
period 2005-10-08
ADVANCE AUTO PARTS INC
filed 2005-11-17
CIK 1158449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 8, 2005
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 16, 2005, the registrant had outstanding 108,177,279 shares of Common Stock, par value $0.0001 per share (the only class of common stock of the registrant outstanding).

i

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
October 8, 2005 and January 1, 2005
(in thousands, except per share data)
(unaudited)

	October 8,	January 1,
Assets	2005	2005

Current assets:
Cash and cash equivalents	$112,704	$56,321
Receivables, net	83,877	101,969
Inventories, net	1,374,866	1,201,450
Other current assets	34,312	17,687
Total current assets	1,605,759	1,377,427
Property and equipment, net of accumulated depreciation of
$551,570 and $474,820	869,114	786,212
Assets held for sale	14,602	18,298
Goodwill	54,344	2,720
Other assets, net	18,755	17,305
	$2,562,574	$2,201,962
Liabilities and Stockholders' Equity
Current liabilities:
Bank overdrafts	$24,226	$20,184
Current portion of long-term debt	32,450	31,700
Financed vendor accounts payable	117,689	56,896
Accounts payable	660,893	587,948
Accrued expenses	280,622	198,479
Other current liabilities	41,279	65,918
Total current liabilities	1,157,159	961,125
Long-term debt	413,775	438,300
Other long-term liabilities	78,581	80,222
Commitments and contingencies
Stockholders' equity:
Preferred stock, nonvoting, $0.0001 par value,
10,000 shares authorized; no shares issued or outstanding	-	-
Common stock, voting, $0.0001 par value, 200,000
shares authorized; 109,474 shares issued and 109,013 outstanding
in 2005 and 113,917 issued and 108,367 outstanding in 2004	11	11
Additional paid-in capital	560,888	695,212
Treasury stock, at cost, 461 and 5,550 shares	(18,128)	(146,370)
Accumulated other comprehensive gain	2,271	814
Retained earnings	368,017	172,648
Total stockholders' equity	913,059	722,315
	$2,562,574	$2,201,962

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
For the Twelve and Forty Week Periods Ended
October 8, 2005 and October 9, 2004
(in thousands, except per share data)
(unaudited)

	Twelve Week Periods Ended		Forty Week Periods Ended
	October 8,	October 9,	October 8,	October 9,
	2005	2004	2005	2004

Net sales	$1,019,736	$890,161	$3,301,246	$2,921,491
Cost of sales, including purchasing and warehousing costs	538,321	473,646	1,736,850	1,561,776
Gross profit	481,415	416,515	1,564,396	1,359,715
Selling, general and administrative expenses	375,999	328,673	1,226,246	1,090,604
Operating income	105,416	87,842	338,150	269,111
Other, net:
Interest expense	(8,196)	(4,330)	(24,682)	(15,178)
Loss on extinguishment of debt	-	-	-	(412)
Other income, net	933	67	2,298	102
Total other, net	(7,263)	(4,263)	(22,384)	(15,488)
Income from continuing operations before provision for
income taxes and loss on discontinued operations	98,153	83,579	315,766	253,623
Provision for income taxes	37,360	32,180	120,397	97,652
Income from continuing operations before loss on
discontinued operations	60,793	51,399	195,369	155,971
Discontinued operations:
Loss from operations of discontinued Wholesale
Dealer Network	-	(10)	-	(85)
Benefit for income taxes	-	(4)	-	(33)
Loss on discontinued operations	-	(6)	-	(52)
Net income	$60,793	$51,393	$195,369	$155,919

Net income per basic share from:
Income from continuing operations before loss on
discontinued operations	$0.56	$0.46	$1.80	$1.40
Loss on discontinued operations	-	-	-	-
	$0.56	$0.46	$1.80	$1.40

Net income per diluted share from:
Income from continuing operations before loss on
discontinued operations	$0.55	$0.45	$1.78	$1.37
Loss on discontinued operations	-	-	-	-
	$0.55	$0.45	$1.78	$1.37

Average common shares outstanding	109,306	110,952	108,329	111,248
Dilutive effect of stock options	1,635	2,187	1,720	2,572
Average common shares outstanding - assuming dilution	110,941	113,139	110,049	113,820

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the Forty Week Periods Ended
October 8, 2005 and October 9, 2004
(in thousands)
(unaudited)

	Forty Week Periods Ended
	October 8,	October 9,
	2005	2004
Cash flows from operating activities:
Net income	$195,369	$155,919
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	90,693	80,145
Amortization of deferred debt issuance costs	478	937
Non-cash equity compensation	2,816	2,972
Loss on disposal of property and equipment, net	789	104
(Benefit) provision for deferred income taxes	(190)	9,218
Tax benefit related to exercise of stock options	28,469	11,069
Loss on extinguishment of debt	-	412
Net decrease (increase) in, net of business acquisitions:
Receivables, net	30,489	(14,453)
Inventories, net	(138,193)	(81,162)
Other assets	(13,737)	(8,699)
Net increase in, net of business acquisitions:
Accounts payable	67,255	30,603
Accrued expenses	63,774	30,705
Other liabilities	1,876	79
Net cash provided by operating activities	329,888	217,849
Cash flows from investing activities:
Purchases of property and equipment	(159,391)	(125,294)
Business acquisitions, net of cash acquired	(99,300)	-
Proceeds from sales of property and equipment	5,818	6,809
Net cash used in investing activities	(252,873)	(118,485)
Cash flows from financing activities:
Increase (decrease) in bank overdrafts	4,042	(12,239)
Increase in financed vendor accounts payable	60,793	38,076
Early extinguishment of debt	-	(105,000)
Borrowings under credit facilities	1,500	154,500
Payments on credit facilities	(25,275)	(126,500)
Proceeds from exercise of stock options	27,576	10,471
Repurchase of common stock	(62,552)	(49,997)
(Decrease) increase in borrowings secured by trade receivables	(26,716)	7,317
Net cash used in financing activities	(20,632)	(83,372)
Net increase in cash and cash equivalents	56,383	15,992
Cash and cash equivalents, beginning of period	56,321	11,487
Cash and cash equivalents, end of period	$112,704	$27,479

Supplemental cash flow information:
Interest paid	$18,481	$11,166
Income tax payments, net	68,087	56,888
Non-cash transactions:
Accrued purchases of property and equipment	34,403	15,175
Repurchases of common stock not settled	2,391	-
Retirement of common stock	193,185	-
Unrealized gain on hedge arrangements	1,457	895

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 8, 2005 and October 9, 2004
(dollars in thousands, except per share data)
(unaudited)

1.	Basis of Presentation:

The accompanying condensed consolidated financial statements include the accounts of Advance Auto Parts, Inc. and its wholly owned subsidiaries, or the Company. All significant intercompany balances and transactions have been eliminated in consolidation.

The condensed consolidated balance sheets as of October 8, 2005 and January 1, 2005, the condensed consolidated statements of operations for the twelve and forty week periods ended October 8, 2005, and October 9, 2004, and the condensed consolidated statements of cash flows for the forty week periods ended October 8, 2005, and October 9, 2004, have been prepared by the Company. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial position of the Company, the results of its operations and cash flows have been made.

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

Stock Split

On August 10, 2005, the Company’s Board of Directors declared a three-for-two stock split of the Company’s common stock, effected as a 50% stock dividend. The dividend was distributed on September 23, 2005 to holders of record as of September 9, 2005 and the Company’s stock began trading on a post-split basis on September 26, 2005. The accompanying condensed consolidated balance sheets and condensed consolidated statements of operations reflect the effect of the stock split for all years represented.

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

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 8, 2005 and October 9, 2004
(dollars in thousands, except per share data)
(unaudited)

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

The Company recognizes other promotional incentives earned under long-term agreements as a reduction to cost of sales. These incentives are recognized based on the cumulative purchases as a percentage of total estimated purchases over the life of the agreement. The Company's margins could be impacted positively or negatively if actual purchases or results from any one year differ from its estimates; however, the impact over the life of the agreement would be the same. Short-term incentives (terms less than one year) are recognized as a reduction to cost of sales over the course of the annual agreements.

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

Hedge Activities

The Company has entered into interest rate swap agreements to limit its cash flow risk on its variable rate debt. In March 2005, the Company entered into three interest rate swap agreements on an aggregate of $175,000 of debt under its senior credit facility. The detail for the individual swaps is as follows:

•	The first swap fixed the Company’s LIBOR rate at 4.153% on $50,000 of debt for a term of 48 months, expiring in March 2009.
•	The second swap fixed the Company’s LIBOR rate at 4.255% on $75,000 of debt for a term of 60 months, expiring in February 2010.
•	Beginning in March 2006, the third swap will fix the Company’s LIBOR rate at 4.6125% on $50,000 of debt for a term of 54 months, expiring in August 2010.

Additionally, the Company entered two interest rate swap agreements in March 2003 to limit its cash flow risk on an aggregate of $125,000 of its variable rate debt. The first swap fixed the Company’s LIBOR rate at 2.269% on $75,000 of debt for a term of 36 months and expires in March 2006. The second swap, which fixed the Company’s LIBOR rate at 1.79% on $50,000 of variable rate debt, expired in March 2005.

In accordance with Statement of Financial Accounting Standard, or SFAS, No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the fair value of these hedge arrangements is recorded as an asset or liability in the accompanying condensed consolidated balance sheet at October 8, 2005. The Company uses the “matched terms” accounting method as provided by Derivative Implementation Group Issue No. G9, “Assuming No Ineffectiveness When Critical Terms of the Hedging Instrument and the Hedge Transaction Match in a Cash Flow Hedge” for the interest rate swaps. Accordingly, the Company has matched the critical terms of each hedge

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 8, 2005 and October 9, 2004
(dollars in thousands, except per share data)
(unaudited)

instrument to the hedged debt. Therefore, the Company has recorded all adjustments to the fair value of the hedge instruments in accumulated other comprehensive income (loss) through the maturity date of the applicable hedge arrangement. The fair value at October 8, 2005, was an unrecognized gain of $2,271 on the swaps. Any amounts received or paid under these hedges will be recorded in the statement of operations as earned or incurred. Comprehensive income for the twelve and forty weeks ended October 8, 2005, and October 9, 2004 is as follows:

	Twelve Weeks Ended		Forty Weeks Ended
	October 8,	October 9,	October 8,	October 9,
	2005	2004	2005	2004

Net income	$60,793	$51,393	$195,369	$155,919
Unrealized gain on hedge
arrangements, net of tax	1,623	111	1,457	895
Comprehensive income	$62,416	$51,504	$196,826	$156,814

Based on the estimated current and future fair values of the hedge arrangements at October 8, 2005, the Company estimates amounts currently included in accumulated other comprehensive income (loss) that will be reclassified to earnings in the next 12 months will consist of a gain of $855 associated with the interest rate swaps.

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

	October 8,	January 1,
	2005	2005
	(40 weeks ended)	(52 weeks ended)
Defective and warranty reserve, beginning
of period	$10,960	$15,578
Reserves established	10,819	13,071
Reserves utilized(1)	(10,852)	(17,689)
Defective and warranty reserve, end of
period	$10,927	$10,960

(1)
Reserves at the beginning of fiscal 2004 included $1,656 of reserves established for the transition of the discontinued operations of the wholesale dealer network. Substantially all of these reserves were utilized during fiscal 2004.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 8, 2005 and October 9, 2004
(dollars in thousands, except per share data)
(unaudited)

Stock-Based Compensation

The Company has stock-based compensation plans, including fixed stock option plans, a deferred stock unit plan and an employee stock purchase plan. As permitted under SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company accounts for its stock options using the intrinsic value method prescribed in Accounting Principles Board Opinion, or APB, No. 25, “Accounting for Stock Issued to Employees”. Under APB No. 25, compensation cost for stock options is measured as the excess, if any, of the market price of the Company’s common stock at the measurement date over the exercise price. Accordingly, the Company has not recognized compensation expense on the issuance of its fixed stock options because in each instance the exercise price equaled the fair market value of the underlying stock on the grant date. The Company has not recognized stock-based compensation expense for its employee stock purchase plan since it is a plan that qualifies under Section 423 of the Internal Revenue Code of 1986, as amended. Additionally, the Company has recognized compensation expense, net of tax, related to the issuance of deferred stock units of $147 during the forty weeks ended October 8, 2005 and $12 and $227 during the twelve and forty weeks ended October 9, 2004, respectively. The Company had no compensation expense related to the issuance of deferred stock units during the twelve weeks ended October 8, 2005.

As required by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure an amendment of Financial Accounting Standards Board, or FASB, Statement No. 123,” the following table reflects the impact on net income and earnings per share as if the Company had adopted the fair value based method of recognizing compensation costs as prescribed by SFAS No. 123.

	Twelve Weeks Ended		Forty Weeks Ended
	October 8,	October 9,	October 8,	October 9,
	2005	2004	2005	2004

Net income, as reported	$60,793	$51,393	$195,369	$155,919
Add: Total stock-based employee compensation
expense included in reported net income, net
of related tax effects	-	12	147	227
Deduct: Total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects	(2,226)	(1,614)	(6,921)	(4,946)
Pro forma net income	$58,567	$49,791	$188,595	$151,200

Net income per share:

Basic, as reported	$0.56	$0.46	$1.80	$1.40
Basic, pro forma	0.54	0.45	1.74	1.36
Diluted, as reported	0.55	0.45	1.78	1.37
Diluted, pro forma	0.53	0.44	1.71	1.33

Financed Vendor Accounts Payable

During the first quarter of fiscal 2004, the Company entered a short-term financing program with a bank for certain merchandise purchases. The substance of the program is for the Company to borrow money from the bank to finance its purchases from vendors. The Company records any discount given by the vendor to the value of its inventory and accretes this discount to the resulting short-term payable to the bank through interest expense over the extended term. At October 8, 2005 and January 1, 2005, $117,689 and $56,896, respectively, was payable to the bank by the Company under this program and is included in the accompanying condensed consolidated balance sheets as Financed Vendor Accounts Payable.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 8, 2005 and October 9, 2004
(dollars in thousands, except per share data)
(unaudited)

Lease Accounting

The Company leases certain store locations, distribution centers, office space, equipment and vehicles, some of which are with related parties. Initial terms for facility leases are typically 10 to 15 years, followed by additional terms generally containing renewal options at 5 year intervals, and may include rent escalation clauses. The total amount of the minimum rent is expensed on a straight-line basis over the initial term of the lease. In the event external economic factors exist such that renewals are reasonably assured, the Company would include the renewal period in its amortization period. In those instances the renewal period would be included in the lease term for purposes of establishing an amortization period and determining if such lease qualified as a capital or operating lease. In addition to minimum fixed rentals, some leases provide for contingent facility rentals. Contingent facility rentals are determined on the basis of a percentage of sales in excess of stipulated minimums for certain store facilities as defined in the individual lease agreements. Most of the leases provide that the Company pay taxes, maintenance, insurance and certain other expenses applicable to the leased premises. Management expects that, in the normal course of business, leases that expire will be renewed or replaced by other leases.

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

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 8, 2005 and October 9, 2004
(dollars in thousands, except per share data)
(unaudited)

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

The Company has completed its analysis of the impact of SFAS No. 123R. It has decided to use the modified-prospective method of implementation during the first quarter of fiscal 2006. The Company plans to use the straight-line method to amortize the compensation cost over the required service period. The Company expects the implementation of SFAS No. 123R will decrease diluted earnings per share by approximately $0.10 to $0.14 for fiscal 2006.

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

2.	Acquisitions:

On September 14, 2005, the Company completed its acquisition of Autopart International, Inc., or AI. The acquisition, which included 61 stores throughout New England and New York, a distribution center and AI’s wholesale distribution business, will complement the Company’s growing presence in the Northeast. AI’s business serves the growing commercial market in addition to warehouse distributors and jobbers.

The acquisition has been accounted for under the provisions of SFAS No. 141, “Business Combinations”, or SFAS No. 141, and, accordingly, AI’s results of operations have been included in the Company’s consolidated statement of operations from the acquisition date to September 30, 2005. The total purchase price of AI consisted of $74,940 paid upon closing with additional contingent consideration up to $12,500 payable by April 1, 2006 upon satisfaction of earnings before interest, taxes, depreciation and amortization targets by December 31, 2005. An additional $12,500 is payable based upon the achievement of certain synergies through fiscal 2008. In accordance with SFAS No. 141, this payment does not represent contingent consideration and will be reflected in the statement of operations if earned. Due to the timing of this acquisition, the purchase price has preliminarily been allocated to the assets acquired and the liabilities assumed based upon estimates of fair values at the date of acquisition. This preliminary allocation resulted in the recognition of $37,814 in goodwill and is subject to the finalization of the valuation of certain identifiable intangibles. The following table summarizes the amounts assigned to assets acquired and liabilities assumed at the date of acquisition:

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 8, 2005 and October 9, 2004
(dollars in thousands, except per share data)
(unaudited)

September 14,
2005

Cash	$223
Receivables, net	10,224
Inventories	28,913
Other current assets	937
Property and equipment	5,332
Goodwill	37,814
Other assets	447
Total assets acquired	83,890

Accounts payable	(5,690)
Current liabilities	(3,054)
Other long-term liabilities	(206)
Total liabilities assumed	(8,950)

Net assets acquired	$74,940

The following unaudited proforma information presents the results of operations of the Company as if the acquisition had taken place at the beginning of the applicable periods:

	October 8,	October 9,	October 8,	October 9,
	2005	2004	2005	2004
	(12 weeks ended)	(12 weeks ended)	(40 weeks ended)	(40 weeks ended)

Net sales	$1,042,522	$914,270	$3,373,736	$2,988,338
Net income from continuing operations	62,006	52,460	198,934	158,714
Earnings per diluted share	$0.56	$0.46	$1.81	$1.39

In addition to the AI acquisition, during the third quarter the Company completed the acquisition of substantially all the assets of Lappen Auto Supply, including 19 stores in the greater Boston metro area.

3.	Catastrophic Losses and Insurance Recoveries:

During the third quarter of fiscal 2005, the Company suffered losses resulting from Hurricanes Katrina and Rita as well as two stores damaged by fire. These hurricanes caused significant sales disruptions primarily from store closures, stores operating on limited hours and lower sales trends due to evacuations. While these sales disruptions are not recoverable from the Company’s insurance carrier, the Company maintains property insurance against the fixed costs of the related physical damage including the recovery of damaged merchandise at retail values and damaged capital assets at replacement cost. Accordingly, during the third quarter the Company and the insurance carrier settled in full a claim for the retail value of certain merchandise inventory damaged by Hurricane Katrina. The Company has estimated and recognized the fixed costs of these events including the write off of damaged merchandise at cost, damaged capital assets at net book value and required repair costs. The Company also incurred and recognized incremental expenses associated with compensating team members for scheduled work hours for which stores were closed and food and supplies provided to team members and their families. The

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 8, 2005 and October 9, 2004
(dollars in thousands, except per share data)
(unaudited)

Company has evaluated and recognized a receivable for the recovery of these fixed costs, net of deductibles. The following table represents the net impact of these fixed costs less recoveries as reflected in the selling, general and administrative line of the accompanying condensed consolidated statement of operations for the third quarter ended October 8, 2005. At October 8, 2005, 13 stores remained closed as a result of these events.

October 8,
2005

Estimated fixed costs	$9,911
Insurance recovery of fixed costs, net of deductibles	(4,154)
Insurance recovery for merchandise inventories settled
during the quarter, net of deductibles	(5,946)

Net recovery (a)	$(189)

(a) Does not include the earnings impact of sales disruptions.

The Company expects the above insurance recoveries will be collected within the next twelve months. The Company expects to recognize additional recoveries in future quarters primarily representing the remaining retail value of damaged merchandise and the replacement value of damaged capital assets not previously settled.

4.	Receivables, net:

Receivables consist of the following:

	October 8,	January 1,
	2005	2005

Trade	$13,035	$34,654
Vendor	52,976	60,097
Installment	6,046	7,506
Other	16,444	7,815
Total receivables	88,501	110,072
Less - Allowance for doubtful accounts	(4,624)	(8,103)
Receivables, net	$83,877	$101,969

During the third quarter of fiscal 2005, the Company began using a new third party provider to process its private label credit card transactions related to its commercial business. In connection with this transition, the Company sold the credit card portfolio for proceeds totaling $33,904. Accordingly, the Company’s previously recorded receivable balance, as recognized under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets”, of $34,684 and the corresponding allowance for doubtful accounts of $2,580 were reduced to zero. Additionally, the Company repaid its borrowings previously secured by these trade receivables; the overall impact was a benefit of $1,800 recorded as a reduction of bad debt expense.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 8, 2005 and October 9, 2004
(dollars in thousands, except per share data)
(unaudited)

5.	Inventories, net:

Inventories are stated at the lower of cost or market, cost being determined using the last-in, first-out ("LIFO") method for approximately 92% of inventories at both October 8, 2005 and January 1, 2005. Under the LIFO method, the Company’s cost of sales reflects the costs of the most currently purchased inventories while the inventory carrying balance represents the costs relating to prices paid in prior years. The Company’s costs to acquire inventory have been decreasing in recent years as a result of its significant growth. Accordingly, the cost to currently replace inventory is less than the LIFO balances carried for similar product. As a result of the LIFO method and the ability to obtain lower product costs, the Company recorded reductions to cost of sales of $4,011 and $7,198 for the forty weeks ended October 8, 2005 and October 9, 2004, respectively.

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

The Company capitalizes certain purchasing and warehousing costs into inventory. Purchasing and warehousing costs included in inventory, at FIFO, at October 8, 2005, and January 1, 2005, were $89,309 and $81,458, respectively.

The following table sets forth inventories at October 8, 2005, and January 1, 2005:

	October 8,	January 1,
	2005	2005

Inventories at FIFO	$1,297,540	$1,128,135
Adjustments to state inventories at LIFO	77,326	73,315
Inventories at LIFO	$1,374,866	$1,201,450

Replacement cost approximated FIFO cost at October 8, 2005, and January 1, 2005.

Inventory quantities are tracked through a perpetual inventory system. The Company uses a cycle counting program in all distribution centers; Parts Delivered Quickly warehouses, or PDQs; Local Area Warehouses, or LAWs, and retail stores to ensure the accuracy of both merchandise and core inventory. The Company establishes reserves for estimated shrink based on historical accuracy and effectiveness of the cycle counting program. The Company also establishes reserves for potentially excess and obsolete inventories based on current inventory levels of discontinued product and the historical analysis of the liquidation of discontinued inventory below cost. The nature of the Company’s inventory is such that the risk of obsolescence is minimal and excess inventory has historically been returned to the Company’s vendors for credit. The Company provides reserves when less than full credit is expected from a vendor or when liquidating product will result in retail prices below recorded costs. The Company’s reserves against inventory for these matters were $22,539 and $21,929 at October 8, 2005, and January 1, 2005, respectively.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 8, 2005 and October 9, 2004
(dollars in thousands, except per share data)
(unaudited)

6.	Long-term Debt:

Long-term debt consists of the following:

	October 8,	January 1,
	2005	2005
Senior Debt:
Tranche A, Senior Secured Term Loan at variable interest
rates (5.39% and 3.92% at October 8, 2005 and January 1, 2005,
respectively), due September 2009	$177,500	$200,000
Tranche B, Senior Secured Term Loan at variable interest
rates (5.63% and 4.17% at October 8, 2005 and January 1, 2005,
respectively), due September 2010	168,725	170,000
Delayed Draw, Senior Secured Term Loan at variable interest
rates (5.66% and 4.22% at October 8, 2005 and January 1, 2005,
respectively), due September 2010	100,000	100,000
Revolving facility at variable interest rates
(5.39% and 3.92% at October 8, 2005 and January 1, 2005,
respectively) due September 2009	-	-
	446,225	470,000
Less: Current portion of long-term debt	(32,450)	(31,700)
Long-term debt, excluding current portion	$413,775	$438,300

At October 8, 2005, the Company’s senior credit facility provided for (1) $446,225 in term loans (as detailed above) and (2) $200,000 under a revolving credit facility (which provides for the issuance of letters of credit with a sub limit of $70,000). As of October 8, 2005, the Company had $54,579 in letters of credit outstanding, which reduced availability under the revolver to $145,421. In addition to the letters of credit, the Company maintains approximately $1,607 in surety bonds issued by its insurance provider primarily to utility providers and the departments of revenue for certain states. These letters of credit and surety bonds generally have a term of one year or less.

The interest rates on the tranche A and B term loans, the delayed draw term loan and the revolver are based, at the Company’s option, on an adjusted LIBOR rate, plus a margin, or an alternate base rate, plus a margin. The initial margin for the tranche A term loan and revolver is 1.50% and 0.50% per annum for the adjusted LIBOR and alternate base rate borrowings, respectively. The initial margin for the tranche B term loan and the delayed draw term loan is 1.75% and 0.75% per annum for the adjusted LIBOR and alternate base rate borrowings, respectively. Additionally, a commitment fee of 0.375% per annum will be charged on the unused portion of the revolver, payable in arrears. Subsequent to October 8, 2005, the initial margins for the Company’s tranche A and B term loans were reduced by 0.25%, respectively, as a result of an upgraded credit rating.

The tranche A term loan currently requires scheduled repayments of $7,500 on December 31, 2005 and quarterly thereafter through December 31, 2006, $10,000 on March 31, 2007 and quarterly thereafter through December 31, 2007, $12,500 on March 31, 2008 and quarterly thereafter through June 30, 2009 and $25,000 due at maturity on September 30, 2009. The tranche B term loan currently requires scheduled repayments of $425 on December 31, 2005 and quarterly thereafter, with a final payment of $160,650 due at maturity on September 30, 2010. The delayed draw term loan currently requires scheduled repayments of 0.25% of the aggregate principal amount outstanding on March 31, 2006 and quarterly thereafter, with a final payment due at maturity on September 30, 2010. The revolver expires on September 30, 2009.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 8, 2005 and October 9, 2004
(dollars in thousands, except per share data)
(unaudited)

Under the senior credit facility, the Company is required to comply with financial covenants with respect to limits on annual capital expenditures, a maximum leverage ratio, a minimum interest coverage ratio, a minimum current assets to funded senior debt ratio and a maximum senior leverage ratio. The Company was in compliance with the above covenants under the senior credit facility at October 8, 2005.

7.	Stock Repurchase Program:

During the third quarter of fiscal 2005, the Company’s Board of Directors authorized a stock repurchase program of up to $300,000 of the Company’s common stock plus related expenses. The program, which became effective August 15, 2005, replaced the remaining portion of a $200,000 stock repurchase program authorized by the Company’s Board of Directors during third quarter of fiscal 2004. The program allows the Company to repurchase its common stock on the open market or in privately negotiated transactions from time to time in accordance with the requirements of the Securities and Exchange Commission. During the third quarter of fiscal 2005, the Company repurchased a total of 491,475 shares of common stock under the new program, at an aggregate cost of $19,560, or $39.80 per share, excluding related expenses. Under the prior repurchase program, the Company repurchased 7,029,900 shares of common stock at an aggregate cost of $189,160, or $26.91 per share, excluding related expenses.

During the third quarter of fiscal 2005, the Company retired 7,121,850 shares of common stock, of which 91,950 shares were repurchased under the $300,000 stock repurchase plan and 7,029,900 shares were repurchased under the prior $200,000 stock repurchase program.

8.	Postretirement Plan:

The Company provides certain health and life insurance benefits for eligible retired team members through a postretirement plan, or the Plan. These benefits are subject to deductibles, co-payment provisions and other limitations. The Plan has no assets and is funded on a cash basis as benefits are paid. The discount rate that the Company utilizes for determining its postretirement benefit obligation is actuarially determined. The discount rate utilized at January 1, 2005 was 5.75%, and remained unchanged through the forty weeks ended October 8, 2005. The Company expects fiscal 2005 plan contributions to completely offset benefits paid, consistent with fiscal 2004.

Effective for the second quarter of 2004, the Company amended the Plan to exclude outpatient prescription drug benefits to Medicare eligible retirees effective January 1, 2006. Due to this negative plan amendment, the Company’s accumulated postretirement benefit obligation was reduced by $7,557, resulting in an unrecognized negative prior service cost in the same amount. The unrecognized negative prior service cost is being amortized over the 13-year estimated remaining life expectancy of the plan participants, as prescribed under SFAS No. 106, "Employers Accounting for Postretirement Benefits Other Than Pensions." The components of net periodic postretirement benefit cost for the twelve and forty weeks ended October 8, 2005, and October 9, 2004, respectively, are as follows:

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 8, 2005 and October 9, 2004
(dollars in thousands, except per share data)
(unaudited)

	Twelve Weeks Ended		Forty Weeks Ended
	October 8,	October 9,	October 8,	October 9,
	2005	2004	2005	2004

Service cost	$-	$-	$-	$1
Interest cost	185	195	617	808
Amortization of unrecognized net losses	55	59	183	191
Amortization of prior service cost	(134)	(145)	(446)	(290)
	$106	$109	$354	$710

9.	Subsequent Event:

Subsequent to third quarter of fiscal 2005, Hurricane Wilma impacted several of the Company’s retail locations throughout Southern Florida. Due to the recent occurrence of this storm, the Company is still developing loss estimates. The Company maintains property insurance against such losses subject to certain deductibles.

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

Management Overview

During the third quarter of fiscal 2005, we produced solid earnings despite the impact by two major hurricanes, Katrina and Rita. These results, which continue to be driven by strong sales and gross margin improvements, helped us generate strong cash flow and drive a higher return on our invested capital. Our strong sales were primarily driven by a 10.0% increase in comparable store net sales for the quarter, which completed our fourth consecutive quarter with 9% or greater comparable store net sales. Additionally, our average net sales per store rose to more than $1.5 million, which is quickly approaching the highest level among our major competitors.

We remain focused on the following four goals:

1.	Raising average sales per store;
2.	Expanding operating margins;
3.	Generating strong free cash flow; and
4.	Increasing return on invested capital.

We believe our third quarter results are also a reflection of the progress made on the following key initiatives, which are specifically focused on driving higher sales per store thereby leveraging our fixed expenses:

•	Improving store execution towards “best in class” in automotive aftermarket retail;
•	Continued execution of our category management program;
•	Continued maturation of our sales initiatives for our DIY customers including local purchase ordering, factory direct ordering, salvage body parts and custom mix;
•	Accelerating the implementation of our 2010 store remodeling program, now resulting in more than 50% of our chain remodeled and targeting a total of 200 to 250 stores to be remodeled annually;
•	Consistent growth and execution of our commercial plans;
•	Enhanced national advertising; and
•	Our focus on making our supply chain more responsive and improving our in-stock position.

Beyond the implementation of our key business initiatives, our industry dynamics continue to remain strong. The number of registered vehicles on the road today continues to increase to all time highs, and the average age of vehicles also continues to increase and is now over nine years old. Additionally, technological changes in newer models and the shift from cars to light trucks and sport utility vehicles have resulted in more expensive replacement parts for these vehicles. We believe the combination of our execution on key business initiatives and favorable industry dynamics will continue to drive our earnings per share growth into the foreseeable future.

We are the second largest specialty retailer, based on store count, in the United States automotive aftermarket industry, which includes replacement parts (excluding tires), accessories, maintenance items, batteries and automotive chemicals for cars and light trucks (pick-ups, vans, minivans and sport utility vehicles). We serve both do-it-yourself, or DIY, customers and commercial customers, also referred to as do-it-for-me, or DIFM, customers.

The following table highlights certain operating results and key metrics for the twelve and forty weeks ended October 8, 2005, and October 9, 2004.

	Twelve Weeks Ended		Forty Weeks Ended
	October 8, 2005	October 9, 2004	October 8, 2005	October 9, 2004

Total net sales (in thousands)	$1,019,736	$890,161	$3,301,246	$2,921,491
Total commercial net sales (in thousands)	$227,081	$166,973	$700,790	$529,613
Comparable store net sales growth	10.0%	3.0%	9.4%	5.1%
DIY Comparable store net sales growth	6.1%	(0.6)%	5.3%	2.1%
DIFM Comparable store net sales growth	26.5%	21.4%	27.0%	20.9%
Average net sales per store (in thousands)	$1,525	$1,441	$1,525	$1,441
Inventory per store	$485,990	$457,482	$485,990	$457,482
Inventory turnover	1.71	1.72	1.71	1.72
Gross margin	47.2%	46.8%	47.4%	46.5%
Operating margin	10.3%	9.9%	10.2%	9.2%

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

Key Quarter Events

The following key events occurred during our third quarter of 2005:

•	Completed the acquisition of Autopart International, Inc.;

•	Acquired substantially all of the assets of Lappen Auto Supply;

•	Effected a three-for-two stock split in the form of a 50% stock dividend;

•	Commenced a new $300 million stock repurchase program authorized by our Board of Directors; and

•	Impacted by two major hurricanes, Katrina and Rita.

Acquisitions

On September 14, 2005, we completed the acquisition of Autopart International, Inc., or AI. The acquisition, which included 61 stores throughout New England and New York, a distribution center and AI’s wholesale distribution business, will complement our growing presence in the Northeast. AI’s business serves the growing commercial market in addition to warehouse distributors and jobbers. The acquisition has been accounted for under the purchase method of accounting and, accordingly, AI’s results of operations have been included in our consolidated statement of operations since the acquisition date. The purchase price of $74.9 million has been allocated to the assets acquired and the liabilities assumed based on the fair values at the date of acquisition. This allocation resulted in the recognition of $37.8 million in goodwill and identifiable intangible assets. In addition to the purchase price, contingent consideration of up to $12,500 is payable by April 1, 2006 upon satisfaction of earnings before interest, taxes, depreciation and amortization targets by December 31, 2005. An additional $12,500 is payable based upon the achievement of certain synergies through fiscal 2008. During the quarter, we also completed the acquisition of substantially all the assets of Lappen Auto Supply, including 19 stores in the greater Boston metro area.

Stock Repurchase Program

During the third quarter of fiscal 2005, our Board of Directors authorized a new stock repurchase program of up to $300,000 of our common stock plus related expenses. The program, which became effective August 15, 2005, replaced the remaining portion of a $200,000 stock repurchase program authorized by our Board of Directors during third quarter of fiscal 2004. The program allows us to repurchase our common stock on the open market or in privately negotiated transactions from time to time in accordance with the requirements of the Securities and Exchange Commission.

Stock Split

On August 10, 2005, our Board of Directors declared a three-for-two stock split of our common stock, effected as a 50% stock dividend. The dividend was distributed on September 23, 2005 to holders of record as of September 9, 2005 and our stock began trading on a post-split basis on September 26, 2005. Our results reflect the effect of the stock split for all years represented.

Hurricane and Fire Impact

During the third quarter of fiscal 2005, Hurricanes Katrina and Rita impacted our operations throughout the states of Alabama, Mississippi, Louisiana and Texas. As of October 8, 2005, we operated 310 stores throughout these states. Nearly 75% of these locations experienced some kind of physical damage and even more suffered sales disruptions. As of October 8, 2005, 11 of these stores remained closed due to hurricane damage. We estimate direct sales disruptions from these two hurricanes approximated $5.5 million for the twelve weeks ended October 8, 2005 resulting from the loss of 867 complete sales days, certain stores operating on limited hours, and lower sales trends due to evacuations. Additionally, we believe we experienced sales disruptions resulting from the economic impact of increased fuel prices on our customer base throughout all of our markets immediately following these hurricanes. We also incurred and recognized incremental expenses associated with compensating our team members for scheduled work hours for which stores were closed and food and supplies provided to our team members and their families. While these sales disruptions and related incremental expenses are not recoverable from our insurance carrier, the insurance coverage provides for the recovery of damaged merchandise at retail values and damaged capital assets at replacement cost. Additionally, during this quarter we lost two store locations to fire.

For the twelve weeks ended October 8, 2005, we estimated and reflected in earnings the fixed costs of these damages offset by the realizable insurance recoveries, net of deductibles. Accordingly, earnings for the quarter reflect a net recovery of approximately $0.2 million on a pre-tax basis. A portion of these recoveries includes the retail value of certain damaged inventory settled with our insurance carrier during the third quarter. Including the estimated impact of the sales disruptions net of insurance recoveries, we believe pre-tax earnings for the quarter were negatively impacted by approximately $1.7 million. As we continue to settle these claims, we expect additional recoveries of the retail values of the remaining damaged inventory and replacement values of damaged capital assets over the next twelve months.

Store Count

At October 8, 2005, we operated 2,829 stores, of which 13 remained closed primarily due to hurricane damage. We operated 2,733 stores throughout 40 states in the Northeastern, Southeastern and Midwestern regions of the United States. These stores operated under the “Advance Auto Parts” trade name, except for certain stores in the state of Florida, which operated under “Advance Discount Auto Parts,” or “Discount Auto Parts” trade names. In addition, we operated 35 stores primarily under the “Western Auto” trade name in Puerto Rico and the Virgin Islands. The Western Auto stores offer automotive tires and service in addition to automotive parts, accessories and maintenance items. In addition, we operated 61 stores under the “Autopart International” trade name throughout the Northeastern region of the United States. The following table sets forth information about our stores, including the number of new, closed and relocated stores, during the twelve and forty weeks ended October 8, 2005. We lease a significant portion of our stores.

	Twelve	Forty
	Weeks Ended	Weeks Ended
	October 8, 2005	October 8, 2005
Number of stores at beginning of period	2,708	2,652
New stores	121	183
Closed stores	-	(6)
Number of stores, end of period (a)	2,829	2,829
Relocated stores	12	44
Stores with commercial programs (b)	2,145	2,145

(a)	Includes 13 stores not operating at October 8, 2005, primarily due to hurricane damage.
(b)	As of October 8, 2005, these commercial programs do not include the 61 acquired AI stores. We will include these in our commercial program count in the future.

We anticipate that we will add a total of approximately 220 to 230 new stores during 2005 primarily through store openings and selective acquisitions, including the 80 stores we acquired as part of the recent acquisitions of Autopart International and Lappen Auto Supply.

Commercial Program

As indicated in the operating results table above, our commercial program produced strong results during this third quarter of fiscal 2005. We attribute this performance to the execution of our commercial plan, which consists of:

•	Targeting commercial customers with a hard parts focus;

•	Targeting commercial customers who need access to a wide selection of inventory;
•	Moving inventory closer to our commercial customers to ensure quicker deliveries;
•	Growing our market share of the commercial market through internal growth and selected acquisitions;
•	Providing trained parts experts to assist commercial customers' merchandise selections; and
•	Providing credit solutions to our commercial customers through our commercial credit program.

Commercial sales represented approximately 22% of our total sales for the third quarter compared to almost 19% in the third quarter of fiscal 2004. As October 8, 2005, we operated commercial programs in almost 78% of our total stores, including the 61 acquired AI stores. Our percentage of commercial programs is up from approximately 73% at the end of the prior year quarter. We anticipate growing our number of commercial programs to approximately 85% of our total store base over time. We believe we have tremendous potential to grow our share of the commercial business in each of our markets very profitably.

We believe the continued execution of our commercial plan and growth in our commercial programs will result in double-digit comparable store net sales growth in our commercial business for the foreseeable future. We believe the acquisition of AI will supplement our commercial growth due to their established delivery programs and knowledge of the commercial industry, particularly for foreign makes and models of vehicles.

Critical Accounting Policies

Our financial statements have been prepared in accordance with accounting policies generally accepted in the United States of America. Our discussion and analysis of the financial condition and results of operations are based on these financial statements. The preparation of these financial statements requires the application of accounting policies in addition to certain estimates and judgments by our management. Our estimates and judgments are based on currently available information, historical results and other assumptions we believe are reasonable. Actual results could differ from these estimates. During the first three quarters of fiscal 2005, we consistently applied the critical accounting policies discussed in our annual report on Form 10-K for the year ended January 1, 2005. For a complete discussion regarding these critical accounting policies, refer to this annual report on Form 10-K.

Components of Statement of Operations

Net Sales

Net sales consist primarily of comparable store net sales (including growth in both our DIY and DIFM markets), new store net sales, service sales (offered only in the Western Auto retail locations) and finance charges on installment sales. We calculate comparable store net sales based on the change in net sales starting once a store has been opened for 13 complete accounting periods. We include relocations in comparable store sales from the original date of opening. We exclude net sales from the Western Auto retail stores from our comparable store net sales as a result of their unique product offerings, including automotive service and tires.

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

Results of Operations

The following table sets forth certain of our operating data expressed as a percentage of net sales for the periods indicated.

	Twelve Week Periods Ended		Forty Week Periods Ended
	(unaudited)		(unaudited)
	October 8,	October 9,	October 8,	October 9,
	2005	2004	2005	2004
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales, including purchasing and warehousing costs	52.8	53.2	52.6	53.5
Gross profit	47.2	46.8	47.4	46.5
Selling, general and administrative expenses	36.9	36.9	37.2	37.3
Operating income	10.3	9.9	10.2	9.2
Interest expense	(0.8)	(0.5)	(0.8)	(0.6)
Loss on extinguishment of debt	0.0	0.0	0.0	(0.0)
Other income, net	0.1	0.0	0.1	0.0
Provision for income taxes	(3.6)	(3.6)	(3.6)	(3.3)
Income from continuing operations before income (loss) on
discontinued operations	6.0	5.8	5.9	5.3
Discontinued operations:
Income (loss) from operations of discontinued Wholesale
Dealer Network	-	(0.0)	-	(0.0)
Provision (benefit) for income taxes	-	(0.0)	-	(0.0)
Income (loss) on discontinued operations	-	(0.0)	-	(0.0)
Net income	6.0%	5.8%	5.9%	5.3%

Twelve Weeks Ended October 8, 2005 Compared to Twelve Weeks Ended October 9, 2004

Net sales for the twelve weeks ended October 8, 2005 were $1,019.7 million, an increase of $129.6 million, or 14.6%, as compared to net sales for the twelve weeks ended October 9, 2004. The net sales increase was due to an increase in comparable store sales of 10.0%, contributions from new stores opened within the last year and sales from acquired operations. The comparable store sales increase resulted from an increase in average ticket sales and customer traffic in both our DIY and DIFM markets. Overall, we believe the execution of the key business initiatives discussed in the Management Overview and Commercial Program sections above drove our growth in net sales.

Gross profit for the twelve weeks ended October 8, 2005 was $481.4 million, or 47.2% of net sales, as compared to $416.5 million, or 46.8% of net sales, for the twelve weeks ended October 9, 2004. The increase in gross profit as a percentage of net sales reflects continued benefits realized from our category management and supply chain initiatives.

Selling, general and administrative expenses increased to $376.0 million, or 36.9% of net sales, for the twelve weeks ended October 8, 2005, from $328.7 million, or 36.9% of net sales, for the twelve weeks ended October 9, 2004. Despite sales disruption from the hurricanes, selling, general and administrative expenses remained flat as a percentage of sales primarily as a result of our ability to leverage our strong comparable store sales offset by higher energy and fuel costs and higher team member incentives under our bonus plan.

Interest expense for the twelve weeks ended October 8, 2005 was $8.2 million, or 0.8% of net sales, as compared to $4.3 million, or 0.5% of net sales, for the twelve weeks ended October 9, 2004. The increase in interest expense is a result of both higher average outstanding debt levels and borrowing rates, as compared to the twelve weeks ended October 9, 2004.

Income tax expense for the twelve weeks ended October 8, 2005 was $37.4 million, as compared to $32.2 million for the twelve weeks ended October 9, 2004. The increase in income tax expense primarily reflects our higher earnings. Our effective income tax rate was 38.1% and 38.5% for the twelve weeks ended October 8, 2005 and October 9, 2004, respectively.

We produced net income of $60.8 million, or $0.55 per diluted share, for the twelve weeks ended October 8, 2005, as compared to $51.4 million, or $0.45 per diluted share, for the twelve weeks ended October 9, 2004. As a percentage of net sales, net income for the twelve weeks ended October 8, 2005 was 6.0%, as compared to 5.8% for the twelve weeks ended October 9, 2004. The earnings per share results reflect the effect of a three-for-two stock split of our common stock effective September 23, 2005.

Forty Weeks Ended October 8, 2005 Compared to Forty Weeks Ended October 9, 2004

Net sales for the forty weeks ended October 8, 2005 were $3,301.2 million, an increase of $379.8 million, or 13.0%, as compared to net sales for the forty weeks ended October 9, 2004. The net sales increase was due to an increase in comparable store sales of 9.4%, contributions from new stores opened within the last year and sales from acquired operations. The comparable store sales increase resulted from an increase in average ticket sales and customer traffic in both our DIY and DIFM business. These results reflect the execution of the key business initiatives discussed in the Management Overview and Commercial Program sections above.

Gross profit for the forty weeks ended October 8, 2005 was $1,564.4 million, or 47.4% of net sales, as compared to $1,359.7 million, or 46.5% of net sales, for the forty weeks ended October 9, 2004. The increase in gross profit as a percentage of net sales reflects continued benefits realized from our category management and supply chain initiatives.

Selling, general and administrative expenses increased to $1,226.2 million, or 37.2% of net sales, for the forty weeks ended October 8, 2005, from $1,090.6 million, or 37.3% of net sales, for the forty weeks ended October 9, 2004. The decrease in selling, general and administrative expenses as a percentage of sales was primarily a result of our ability to leverage our strong comparable store sales partially offset by higher fuel and energy costs and higher team member incentives under our bonus plan.

Interest expense for the forty weeks ended October 8, 2005 was $24.7 million, or 0.8% of net sales, as compared to $15.2 million, or 0.6% of net sales, for the forty weeks ended October 9, 2004. The increase in interest expense is a result of both higher average outstanding debt levels and borrowing rates, as compared to the forty weeks ended October 9, 2004.

Income tax expense for the forty weeks ended October 8, 2005 was $120.4 million, as compared to $97.7 million for the forty weeks ended October 9, 2004. The increase in income tax expense primarily reflects our higher earnings. Our effective income tax rate was 38.1% and 38.5% for the forty weeks ended October 8, 2005 and October 9, 2004, respectively.

We produced net income of $195.4 million, or $1.78 per diluted share, for the forty weeks ended October 8, 2005, as compared to $155.9 million, or $1.37 per diluted share, for the forty weeks ended October 9, 2004. As a percentage of net sales, net income for the forty weeks ended October 8, 2005 was 5.9%, as compared to 5.3% for the forty weeks ended October 9, 2004. The earnings per share results reflect the effect of a three-for-two stock split of our common stock effective September 23, 2005.

Liquidity and Capital Resources

Overview of Liquidity

Our primary cash requirements include the purchase of inventory, capital expenditures and contractual obligations. In addition, we use available funds to repurchase shares of common stock under our stock repurchase program. We have financed these requirements primarily through a combination of cash generated from operations and borrowings under our senior credit facility.

At October 8, 2005, our cash balance was $112.7 million, an increase of $56.4 million compared to January 1, 2005. Our cash balance increased primarily due to our increased earnings during the first three quarters of 2005, and a reduction in cash used to prepay indebtedness compared to the first three quarters of 2004, both offset by the cash invested in business acquisitions during 2005. At October 8, 2005, we had outstanding indebtedness consisting of borrowings of $446.2 million under our senior credit facility. Additionally, we had $54.6 million in letters of credit outstanding, which reduced our availability under the revolving credit facility to $145.4 million.

Capital Expenditures

Our primary capital requirements have been the funding of our continued store expansion program, including new store openings and store acquisitions, store relocations and remodels, inventory requirements, the construction and upgrading of distribution centers, the development and implementation of proprietary information systems and our strategic acquisitions.

Our future capital requirements will depend in large part on the number of and timing for new stores we open or acquire within a given year and the number of stores we relocate or remodel. We anticipate adding approximately 220 to 230 new stores during 2005 primarily through new store openings. As of October 8, 2005, 183 new stores had been added, including 80 stores acquired as part of the acquisitions of Autopart International and Lappen Auto Supply.

Our capital expenditures were $159.4 million for the forty weeks ended October 8, 2005. These amounts included costs of $5.1 million for the completion of our Northeastern distribution center and additional amounts related to new store openings, tenant improvements, the upgrade of our information systems and remodels and relocations of existing stores, including the physical conversion of the stores acquired in the Discount acquisition to our Advance Auto Parts store format. During fourth quarter of fiscal 2005, we anticipate that our capital expenditures will be approximately $40 million to $60 million resulting in $200 million to $220 million for fiscal 2005, excluding the funds to acquire Autopart International and Lappen Auto Supply.

Vendor Financing Program

Historically, we have negotiated extended payment terms from suppliers that help finance inventory growth, and we believe that we will be able to continue financing much of our inventory growth through such extended payment terms. During the first quarter of fiscal 2004, we entered into a short-term financing program with a bank for certain merchandise purchases. The substance of the program is for us to borrow money from the bank to finance purchases from our vendors. This program allows us to further reduce our working capital invested in current inventory levels and finance future inventory growth. Our capacity under this program increased to $150 million during the second quarter of fiscal 2005. At October 8, 2005, $117.7 million was payable to the bank by us under this program.

Stock Repurchase Program

During the third quarter of fiscal 2005, our Board of Directors authorized a stock repurchase program of up to $300 million of our common stock plus related expenses. The program, which became effective August 15, 2005, replaced the remaining portion of a $200 million stock repurchase program authorized by our Board of Directors in fiscal 2004. The program allows us to repurchase our common stock on the open market or in privately negotiated transactions from time to time in accordance with the requirements of the Securities and Exchange Commission. During the third quarter, we repurchased a total of 0.5 million shares of common stock at an aggregate cost of $19.6 million, or $39.80 per share, excluding related expenses. Prior to the third quarter, we repurchased 7.0 million shares of common stock at an aggregate cost of $189.2 million, or $26.91 per share, excluding related expenses, under our previous stock repurchase program.

During the third quarter of fiscal 2005, we retired 7.1 million shares of common stock, of which 0.1 million shares were repurchased under the $300 million stock repurchase plan, and 7.0 million shares were repurchased under our previous $200 million stock repurchase program.

Deferred Compensation and Postretirement Plans

We maintain an unqualified deferred compensation plan established for certain of our key team members. This plan provides for a minimum and maximum deferral percentage of the team member base salary and bonus, as determined by our Retirement Plan Committee. We fund the plan liability by remitting the team members’ deferral to a Rabbi Trust where these deferrals are invested in trading securities. Accordingly, all gains and losses on these underlying investments are held in the Rabbi Trust to fund the deferred compensation liability. At October 8, 2005, the liability related to this plan was $2.5 million, all of which is current.

We provide certain health care and life insurance benefits for eligible retired team members through our postretirement plan. At October 8, 2005, our accrued benefit cost related to this plan was $16.6 million. The plan has no assets and is funded on a cash basis as benefits are paid/incurred. The discount rate that we utilize for determining our postretirement benefit obligation is actuarially determined. The discount rate utilized at January 1, 2005 was 5.75%, and remained unchanged through the forty weeks ended October 8, 2005. We reserve the right to change or terminate the benefits or contributions at any time. We also continue to evaluate ways in which we can better manage these benefits and control costs. Any changes in the plan or revisions to assumptions that affect the amount of expected future benefits may have a significant impact on the amount of the reported obligation and annual expense. Effective second quarter of 2004, we amended the plan to exclude outpatient prescription drug benefits to Medicare eligible retirees effective January 1, 2006. Due to this negative plan amendment, our accumulated postretirement benefit obligation was reduced by $7.6 million, resulting in an unrecognized negative prior service cost in the same amount. The unrecognized negative prior service cost is being amortized over the 13-year estimated remaining life expectancy of the plan participants.

Analysis of Cash Flows

An analysis of our cash flows for the forty week period ended October 8, 2005 as compared to the forty week period ended October 9, 2004 is included below.

	Forty Week Periods Ended
	October 8,	October 9,
	2005	2004

Cash flows from operating activities	$329.9	$217.8
Cash flows from investing activities	(252.9)	(118.5)
Cash flows from financing activities	(20.6)	(83.3)
Net increase in cash and
cash equivalents	$56.4	$16.0

Operating Activities

For the forty weeks ended October 8, 2005, net cash provided by operating activities increased $112.1 million to $329.9 million, as compared to the forty weeks ended October 9, 2004. Significant components of this increase consisted of:

•	$39.5 million increase in earnings compared to the same period in fiscal 2004;
•	$44.9 million increase in cash flow, primarily resulting from the reduction in trade receivables upon the sale of the Company's private label credit card portfolio;
•	$57.0 million decrease as a result of higher inventory levels needed for our Northeast distribution center and expansion of the number of stores which carry an extended mix of parts;
•	$36.7 million increase in accounts payable reflective of the increase in inventory discussed above; and
•	$33.1 million increase in accrued expenses related to the timing of payments for normal operating expenses.

Investing Activities

For the forty weeks ended October 8, 2005, net cash used in investing activities increased by $134.4 million to $252.9 million, as compared to the forty weeks ended October 9, 2004. Significant components of this increase consisted of:

•	$99.3 million used to acquire Autopart International and Lappen Auto Supply, net of cash acquired; and
•
capital expenditures of $35.1 million used primarily to accelerate our square footage growth through new stores (including ownership of selected new stores), the acquisition of certain stores and an increase in store relocations.

Financing Activities

For the forty weeks ended October 8, 2005, net cash provided by financing activities increased by $62.7 million to $20.6 million, as compared to the forty weeks ended October 9, 2004. Significant components of this increase consisted of:

•	a $51.8 million cash outflow resulting from a decrease in net borrowings;
•	a $16.3 million cash inflow resulting from timing of bank overdrafts;
•	a $22.7 million cash inflow associated with inventory purchased under our vendor financing program;
•	offset by a $105.0 million reduction in cash used to prepay debt during the forty weeks ended October 8, 2005 as compared to the forty weeks ended October 9, 2004, and
•	a $34.0 million decrease resulting from the repayment of secured borrowings in connection with the reduction in trade receivables discussed above.

Contractual Obligations

Our future contractual obligations at October 8, 2005 were as follows:

Contractual Obligations at		Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
October 8, 2005	Total	2005	2006	2007	2008	2009	Thereafter
(in thousands)
Long-term debt	$446,225	$7,925	$32,700	$32,025	$63,375	$52,700	$257,500
Interest payments	$103,874	$11,068	$24,492	$22,931	$20,350	$17,108	$7,925
Letters of credit	$54,579	$3,554	$51,025	$-	$-	$-	$-
Operating leases	$1,565,385	$35,978	$207,461	$185,646	$167,935	$147,339	$821,026
Purchase obligations (1)	$1,894	$605	$664	$500	$125	$-	$-
Other long-term liabilities(2)	$78,581	$-	$-	$-	$-	$-	$-
Contingent consideration (3)	$12,500	$-	$12,500	$-	$-	$-	$-

(1)
For the purposes of this table, purchase obligations are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Our open purchase orders are based on current inventory or operational needs and are fulfilled by our vendors within short periods of time. We currently do not have minimum purchase commitments under our vendor supply agreements nor are our open purchase orders for goods and services binding agreements. Accordingly, we have excluded open purchase orders from this table. The purchase obligations consist of the amount of fuel required to be purchased by us under our fixed price fuel supply agreement and certain commitments for training and development. These agreements expire in January 2006 and March 2008, respectively.

(2)	Primarily includes employee benefit accruals, restructuring and closed store liabilities and deferred income taxes for which no contractual payment schedule exists.
(3)
Contingent consideration represents the contingent portion of the purchase price for Autopart International. Certain earnings before interest, taxes, depreciation, and amortization targets must be met by December 31, 2005 to trigger the payment of this contingent consideration payable before April 1, 2006.

Long Term Debt

Senior Credit Facility. At October 8, 2005, our senior credit facility consisted of (1) a tranche A term loan facility with a balance of $177.5 million, a tranche B term loan facility with a balance of $168.7 million, a delayed draw term loan with a balance of $100.0 million and (2) a $200.0 million revolving credit facility (including a letter of credit sub facility) (of which $145.4 million was available as a result of $54.6 million in letters of credit outstanding). The senior credit facility is jointly and severally guaranteed by all of our domestic subsidiaries and is secured by substantially all of our assets and the assets of our existing and future domestic subsidiaries.

The tranche A term loan currently requires scheduled repayments of $7.5 million on December 31, 2005 and quarterly thereafter through December 31, 2006, $10.0 million on March 31, 2007 and quarterly thereafter through December 31, 2007, $12.5 million on March 31, 2008 and quarterly thereafter through June 30, 2009 and $25.0 million due at maturity on September 30, 2009. The tranche B term loan currently requires scheduled repayments of $0.4 million on December 31, 2005 and quarterly thereafter, with a final payment of $160.7 million due at maturity on September 30, 2010. The delayed draw term loan currently requires scheduled repayments of 0.25% of the aggregate principal amount outstanding on March 31, 2006 and quarterly thereafter, with a final payment due at maturity on September 30, 2010. The revolver expires on September 30, 2009.

The interest rates on the tranche A and B term loans, the delayed draw term loan and the revolver are based, at our option, on an adjusted LIBOR rate, plus a margin, or an alternate base rate, plus a margin. The initial margin for the tranche A term loan and revolver is 1.50% and 0.50% per annum for the adjusted LIBOR and alternate base rate borrowings, respectively. The initial margin for the tranche B term loan and the delayed draw term loan is 1.75% and 0.75% per annum for the adjusted LIBOR and alternate base rate borrowings, respectively. Additionally, a commitment fee of 0.375% per annum will be charged on the unused portion of the revolver, payable in arrears. As a result of the increase in our credit rating discussed below, these initial margins decreased by 0.25% subsequent to October 8, 2005.

We are required to comply with financial covenants in the senior credit facility with respect to (a) limits on annual aggregate capital expenditures, (b) a maximum leverage ratio, (c) a minimum interest coverage ratio, (d) a ratio of current assets to funded senior debt and (e) a maximum senior leverage ratio. We were in compliance with the above covenants under the senior credit facility at October 8, 2005. For additional information regarding our senior credit facility, refer to our annual report on Form 10-K for the fiscal year ended January 1, 2005.

In March 2005 we entered into three interest rate swap agreements on an aggregate of $175 million of debt under our senior credit facility. Through the first swap we fixed our LIBOR rate at 4.153% on $50 million of debt for a term of 48 months, expiring in March 2009. Through the second swap we fixed our LIBOR rate at 4.255% on $75 million of debt for a term of 60 months, expiring February 2010. In March 2006, the third swap will fix our LIBOR rate at 4.6125% on $50 million of debt for a term of 54 months, expiring in August 2010.

Credit Ratings

At October 8, 2005, we had a credit rating on our senior credit facility from Standard & Poor’s of BB+ and a credit rating of Ba2 from Moody’s Investors Service, or Moody’s. The current pricing grid used to determine our borrowing rates under our senior credit facility is based on such credit ratings. If these credit ratings decline, our interest expense may increase. Conversely, if these credit ratings increase, our interest expense may decrease. Subsequent to October 8, 2005, we received an upgraded credit rating to Ba1 from Moody’s. Accordingly, the improvement in our credit rating is expected to have a positive impact on our interest expense.

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

We have completed our analysis of the impact of SFAS No. 123R. We have decided to use the modified-prospective method of implementation during first quarter of fiscal 2006. We plan to use the straight-line method to amortize the compensation cost over the required service period. We expect the implementation of SFAS No. 123R will decrease diluted earnings per share by approximately $0.10 to $0.14 for fiscal 2006.

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

Stock Split

On August 10, 2005, our Board of Directors declared a three-for-two stock split of our common stock, effected as a 50% stock dividend. The dividend was distributed on September 23, 2005 to holders of record as of

September 9, 2005 and our stock began trading on a post-split basis on September 26, 2005. The accompanying condensed balance sheets and condensed statements of operations reflect the effect of the stock split for all years represented.

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

Our future exposure to interest rate risk decreased during the forty weeks ended October 8, 2005 as a result of entering into three new interest rate swap agreements in March 2005 on an aggregate of $175 million of debt under our senior credit facility. The first swap fixed our LIBOR rate at 4.153% on $50 million of debt for a term of 48 months, expiring in March 2009. The second swap fixed our LIBOR rate at 4.255% on $75 million of debt for a term of 60 months, expiring in February 2010. Beginning in March 2006, the third swap will fix our LIBOR rate at 4.6125% on $50 million of debt for a term of 54 months, expiring in August 2010.

In March 2003, we entered into two interest rate swap agreements on an aggregate of $125 million of our variable rate debt under our senior credit facility. The first swap fixed our LIBOR rate at 2.269% on $75 million of variable rate debt for a term of 36 months, expiring first quarter fiscal 2006. The second swap, which fixed our LIBOR rate at 1.79% on $50 million of variable rate debt, expired in March 2005.

The table below presents principal cash flows and related weighted average interest rates on our long-term debt outstanding at October 8, 2005, by expected maturity dates. Additionally, the table includes the notional amounts of our debt hedged and the impact of the anticipated average pay and receive rates of our interest rate swaps through their maturity dates. Expected maturity dates approximate contract terms. Weighted average variable rates are based on implied forward rates in the yield curve at October 8, 2005, as adjusted by the effect of our recent upgraded credit rating. Implied forward rates should not be considered a predictor of actual future interest rates.

								Fair
	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal			Market
	2005	2006	2007	2008	2009	Thereafter	Total	Value
Long-term debt:	(dollars in thousands)

Variable rate	$7,925	$32,700	$32,025	$63,375	$52,700	$257,500	$446,225	$446,225
Weighted average
interest rate	5.5%	5.9%	6.0%	6.1%	6.2%	6.2%	5.9%	-

Interest rate swaps:

Variable to fixed (1)	$200,000	$250,000	$175,000	$175,000	$175,000	$125,000	-	$2,271
Weighted average pay rate	0.1%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	-
Weighted average receive rate	1.8%	0.4%	0.4%	0.3%	0.3%	0.3%	0.6%	-

(1)  Amounts presented may not be outstanding for the entire year.

ITEM 4.	CONTROLS AND PROCEDURES

Our management eveluated, with the participation of our principal executive and principal financial officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective. Disclosure controls and procedures mean our controls and other procedures that are designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Due to the timing of the Autopart International acquisition during third quarter of fiscal 2005, management has excluded the acquired operations from its evaluation of disclosure controls and procedures for the period covered by this report. Autopart International’s results of operations and financial position for the third quarter ended October 8, 2005 were insignificant to our consolidated financial statements.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended October 8, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information with respect to repurchases of our common stock for the quarter ended October 8, 2005 (amounts in thousands, except per share amounts):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Share Purchased as Part of Publicly Announcing Plans or Programs (1)(2)	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs (1)(2)(3)

July 17, 2005, to August 13, 2005	-	-	-	10,840
August 14, 2005, to September 10, 2005	157	40.79	157	293,596
September 11, 2005, to October 8, 2005	334	39.33	334	280,440

Total	491	$39.80	491	$280,440

(1)	Amounts reflect the effect of a three-for-two stock split of our common stock effective September 23, 2005.
(2)
All of the above repurchases were made on the open market at prevailing market rates plus related expenses under our stock repurchase program, which authorized the repurchase of up to $300 million in common stock. Our stock repurchase program was authorized by our board of directors and publicly announced on August 17, 2005 which replaced the remaining portion of the $200 million stock repurchase program authorized by our board of directors and announced on August 11, 2004.

(3)	The maximum dollar value yet to be purchased under our stock repurchase program excludes related expenses paid on previous purchases or anticipated expenses on future purchases.

ITEM 6.	EXHIBITS

3.1(1)	Restated Certificate of Incorporation of Advance Auto Parts, Inc. ("Advance Auto") (as amended on May 19, 2004).

3.2(2)	Bylaws of Advance Auto.

10.44	Senior credit facility amendment.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed on August 16, 2004 as an exhibit to the Quarterly Report on Form 10-Q of Advance Auto.
(2)	Filed on August 31, 2001 as an exhibit to Registration Statement on Form S-4 (No. 333-68858) of Advance Auto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCE AUTO PARTS, INC.

November 17, 2005	By:	/s/ Jeffrey T. Gray
Jeffrey T. Gray Executive Vice President and Chief Financial Officer

S-1

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

3.1(1)	Restated Certificate of Incorporation of Advance Auto (as amended on May 19, 2004).

3.2(2)	Bylaws of Advance Auto.

10.44	Senior credit facility amendment.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed on August 16, 2004 as an exhibit to the Quarterly Report on Form 10-Q of Advance Auto.
(2)	Filed on August 31, 2001 as an exhibit to Registration Statement on Form S-4 (No. 333-68858) of Advance Auto.