Form 10-K
period 2005-12-31
ADVANCE AUTO PARTS INC
filed 2006-03-16
CIK 1158449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________.

Commission file number 001-16797

ADVANCE AUTO PARTS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	54-2049910 (I.R.S. Employer Identification No.)
5673 Airport Road Roanoke, Virginia (Address of Principal Executive Offices)	24012 (Zip Code)

(540) 362-4911
(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:
Title of each class Common Stock ($0.0001 par value)	Name of each exchange on which registered New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

Indicate by check mark whether the registrant is a large accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of July 15, 2005, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the 105,351,635 shares of Common Stock held by non-affiliates of the registrant was $4,565,939,861, based on the last sales price of the Common Stock on July 15, 2005, as reported by the New York Stock Exchange.

As of March 13, 2006, the registrant had outstanding 108,052,775 shares of Common Stock, par value $0.0001 per share (the only class of common equity of the registrant outstanding).

Documents Incorporated by Reference:

Portions of the definitive proxy statement of the registrant to be filed within 120 days of December 31, 2005, pursuant to Regulation 14A under the Securities Exchange Act of 1934, for the 2006 Annual Meeting of Stockholders to be held on May 17, 2006, are incorporated by reference into Part III.

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

Although we believe that our plans, intentions and expectations as reflected in or suggested by those forward-looking statements are reasonable, we can give no assurance that the plans, intentions or expectations will be achieved. Listed below and discussed elsewhere in this report are some important risks, uncertainties and contingencies which could cause our actual results, performance or achievements to be materially different from the forward-looking statements made in this report. These risks, uncertainties and contingencies include, but are not limited to, the following:

•	the implementation of our business strategies and goals;
•	our ability to expand our business;
•	competitive pricing and other competitive pressures;
•	a decrease in demand for our products;
•	the occurrence of natural disasters and/or extended periods of inclement weather;
•	deterioration in general economic conditions;
•	our ability to attract and retain qualified team members;
•	integration of acquisitions;
•	our relationships with our vendors;
•	our involvement as a defendant in litigation or incurrence of judgments, fines or legal costs;
•	adherence to the restrictions and covenants imposed under our credit facility;
•	acts of terrorism; and
•	other statements that are not of historical fact made throughout this report, including in the sections entitled “Business,” "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors."

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

Overview

We primarily operate within the United States automotive aftermarket industry, which includes replacement parts (excluding tires), accessories, maintenance items, batteries and automotive chemicals for cars and light trucks (pickup trucks, vans, minivans and sport utility vehicles). We currently are the second largest specialty retailer of automotive parts, accessories and maintenance items to "do-it-yourself," or DIY, and “do-it-for-me”, or DIFM, customers in the United States, based on store count and sales. Currently, we operate in one reportable segment.

We were formed in 1929 and operated as a retailer of general merchandise until the 1980s. During the 1980s, we sharpened our focus to target sales of automotive parts and accessories to DIY customers. From the 1980s to the present, we have grown significantly as a result of strong comparable store sales growth, new store openings and strategic acquisitions, including our 1998 Western Auto Supply Company acquisition and our 2001 acquisition of Discount Auto Parts, or Discount. More recently in 2005, we acquired Autopart International, Inc., or AI, and substantially all the assets of Lappen Auto Supply.

In addition to our DIY business we also serve DIFM customers via sales to commercial accounts through our retail stores. Since 1996, we have aggressively expanded our sales to DIFM customers through our commercial delivery program. Sales to DIFM customers represented approximately 22% of our sales in 2005 and consisted of sales to both walk-in commercial customers and sales delivered to our commercial customers’ places of business, including independent garages, service stations and auto dealers. At December 31, 2005, we had 2,254 stores with commercial delivery programs.

At December 31, 2005, we operated 2,810 stores within the United States, Puerto Rico and the Virgin Islands. We operated 2,774 stores throughout 40 states in the Northeastern, Southeastern and Midwestern regions of the United States. These stores operated under the “Advance Auto Parts” trade name except for certain stores in the state of Florida, which operated under the “Advance Discount Auto Parts” trade name, collectively referred to herein as AAP. Our stores offer a broad selection of brand name and proprietary automotive replacement parts, accessories and maintenance items for domestic and imported cars and light trucks, with no significant concentration in any specific area. In addition, we operated 36 stores under the “Western Auto” and “Advance Auto Parts” trade names, located primarily in Puerto Rico and the Virgin Islands. We also operated 62 stores operating under the “Autopart International” trade name, or AI stores, at December 31, 2005.

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

Competitive Strengths

We believe our competitive strengths include the following:

Leading Market Position.  We compete in both the DIY and DIFM categories of the automotive aftermarket industry. Our primary competitors include national and regional retail automotive parts chains, wholesalers or jobber stores, independent operators, automobile dealers that supply parts, discount stores and mass merchandisers that carry automotive products. Although the number of competitors and level of competition vary by market, both the DIY and DIFM categories are highly fragmented and generally very competitive. We believe we have strong brand recognition and customer traffic in our stores as a result of our significant marketing activities. In addition, we have purchasing, distribution, marketing and advertising efficiencies due to our economies of scale.

Industry Leading Selection of Quality Products.  As the number of automotive replacement parts has proliferated, we believe our broad inventory selection allows us to meet our DIY customers' demands. We believe this has created a strong competitive advantage for specialty automotive parts retailers that, like us, have the distribution capacity, sophisticated information systems and knowledgeable sales staff needed to offer a broad inventory selection to DIY customers. We offer one of the largest selections of brand name and proprietary automotive parts, accessories and maintenance items in the automotive aftermarket industry. Our Advance Auto Parts stores, or AAP stores, carry between 16,000 and 28,000 in-store SKUs. We also offer approximately 100,000 additional SKUs that are available on a same-day or overnight basis through our PDQ® and our Master PDQ® distribution systems, including harder-to-find replacement parts.

Superior Customer Service. We believe our customers place significant value on our well-trained store teams, who offer knowledgeable assistance in product selection and installation, and this differentiates us from mass merchandisers. We invest substantial resources in the recruiting and training of our employees, who we refer to as team members. Such resources include formal classroom workshops, online seminars, Automotive Service Excellence(TM) certification and an increased focus on bilingual language skills to build technical, managerial and customer service skills. In addition, we have a performance management process that aligns each team member’s goals with our strategic corporate goals. This process has enabled us to improve our retention of high performing team members, which we believe leads to increased customer satisfaction and higher sales. Additionally, we strive to reach our customers' needs through our Consumer Education Program designed to improve the customers' knowledge on performing DIY projects and by providing programs viewed over our proprietary television network within our AAP stores.

Experienced Management Team with Proven Track Record.  The 20 members of our senior management team have an average of nine years of experience with us and 13 years in the automotive aftermarket industry, and have successfully grown our Company to become the second largest specialty retailer of automotive products in the United States. Our management team has accomplished this using a disciplined strategy of growing comparable store sales, opening new stores, increasing the penetration of our commercial delivery program and making acquisitions.

Growth Strategy

Our growth strategies consist of the following:

Increase Our Average Sales per Store. Our average sales per AAP store rose to more than $1.5 million during 2005, which is one of the highest among our major competitors. We continue to be among the industry leaders in comparable store sales growth, averaging 5.9% annually over the last five years. We plan to increase our average sales per store by, among other things: (1) improving store execution towards “best in class” in automotive aftermarket retail; (2) execution of our category management program; (3) continued maturation of our sales initiatives for our DIY customers including local purchase ordering, factory direct ordering, salvage body parts and our custom mix (store specific merchandise assortment); (4) the implementation of our 2010 store remodeling program, with now more than 50% of our chain remodeled and targeting a total of 200 to 225 AAP stores to be remodeled annually; (5) consistent growth and execution of our commercial plans; (6) enhanced national advertising and (7) focus on making our supply chain more responsive and improving our in-stock position.

Continue to Expand Our Operating Margins.  In addition to driving operating margin expansion through increased average sales per store and continued strong comparable store sales growth, we will continue to focus on increasing margins by: (1) improving our purchasing efficiencies with vendors; (2) utilizing our supply chain infrastructure and existing distribution network to optimize our inventory mix and maximize distribution capacity; (3) leveraging our overall scale to reduce other operating expenses as a percentage of sales and (4) continuing to implement our category management and custom mix initiatives, including the expansion of our private label and proprietary brands in our AAP stores.

Generate Strong Free Cash Flow. We have generated strong free cash flow over the last five years. Our strategy is to invest back into our business through our key initiatives for increasing sales per store and operating margins. We look to deploy additional cash in the most optimal way to increase shareholder value, which has included stock repurchases and  acquisitions and as recently announced, the opportunity for cash dividends.

Increase Return on Invested Capital.  We believe we can successfully continue to increase our return on invested capital by generating strong comparable store sales growth and increasing our margins. We believe we can also increase our return on invested capital by leveraging our supply chain initiatives to increase sales faster than inventory growth and selectively expanding our store base primarily in existing markets. Based on our experience, such in-market openings provide higher returns on our invested capital by enabling us to leverage our distribution infrastructure, marketing expenditures and local management resources. We intend to open at least 170 to 180 AAP stores primarily in existing markets in 2006.

Industry

The United States automotive aftermarket industry is generally grouped into two major categories: DIY and DIFM. According to the Automotive Aftermarket Industry Association, or AAIA®, Aftermarket Factbook, from 2000 to 2004, the DIY category grew at a 4.5% compound annual growth rate from $28.9 billion to $34.5 billion. This category represents sales to consumers who maintain and repair vehicles themselves. We believe this category is characterized by stable, more recession-resistant demand than most retailers because of the need-based characteristics of the DIY category. Additionally, in difficult economic times, we believe people tend to drive more and use air travel less. We also believe difficult economic times result in people retaining their vehicles longer, which moves these vehicles in the range of years in age when more repairs are needed. Alternatively, in an improving economy, we believe the need-based characteristics of our DIY customers still exist, and they are more inclined to complete preventative maintenance than to defer these activities. From 2000 to 2004, the DIFM category grew at a 5% compound annual growth rate, from $62.2 billion to $75.5 billion according to the AAIA Aftermarket Factbook. This category represents sales to professional installers, such as independent garages, service stations and auto dealers. DIFM parts and services are typically offered to vehicle owners who are less inclined to repair their own vehicles.

We believe the United States automotive aftermarket industry will continue to benefit from several favorable trends, including the:

•	increasing number and age of vehicles in the United States, increasing number of miles driven annually, and increasing number of cars coming off of warranty, particularly previously leased vehicles;
•	higher cost of replacement parts as a result of technological changes in recent models of vehicles and increasing number of light trucks and sport utility vehicles that require more expensive parts, resulting in higher average sales per customer;
•	continued consolidation of automotive aftermarket retailers;
•	move to higher priced premium parts, which offer enhanced features, benefits and/or warranties; and
•	market share growth opportunities for specialty retailers relative to other channels selling similar merchandise.

We believe these trends will continue to support strong comparable store sales growth in the industry.

Autopart International

We completed the acquisition of AI in September 2005. The acquisition, which included 61 stores throughout New England and New York, a distribution center and AI’s wholesale distribution business, will complement our growing presence in the DIFM market in the Northeast. In 2005, AI generated annual sales of approximately $102 million, of which we have reflected $30.3 million in our consolidated revenues subsequent to the acquisition.

AI’s business serves the commercial market from its store locations in addition to warehouse distributors and jobbers throughout North America serviced by its North American Sales Division. We believe AI provides a high level of service to its commercial customers by providing high quality parts, unsurpassed counter service and immediate parts delivery. As a result of its extensive sourcing network, AI is able to serve its customers in search of replacement parts for both domestic and imported cars and light trucks with a greater focus on imported parts. In addition to sourcing product globally, AI works with certain manufacturers on the production of several product lines under its proprietary brand. The AI stores offer an average of 8,600 SKU’s with access to an additional 21,000 unique SKU’s in AI’s two distribution centers.

AAP Store Operations

Our well-merchandised retail stores are where our customers judge and value our service. While completing approximately 220 million customer interactions per year, our focus is to execute our promise; “With Low Prices on Quality Parts our Dedicated Team Will Serve you Better”, one customer at a time.

Our stores generally are located in freestanding buildings in areas with high vehicle traffic counts, good visibility and easy access to major roadways. Our stores typically range in size from 5,000 to 10,000 square feet averaging approximately 7,400 square feet. The size of our new and remodeled stores is generally 7,000 square feet. All stores have a standard SKU offering while certain stores may have a more expansive SKU offering as follows:

Type of Store	Description	SKU Offering
Standard	• Includes standard SKU offering	16,000
Hub / Undercar

•  Provides customized assortment of merchandise in a centralized market location specifically identified based on the demand within an individual market
•  Benefits all our DIY and DIFM customer within the market

		16,600 - 18,000
Local Area Warehouse (LAW)

•  LAW concept utilizes existing space in selected stores to ensure the availability of a customized assortment in addition to hub and undercar assortments to other stores served by LAW
•  Product is available on a same day basis to stores served by LAW

		24,600 - 28,000

To ensure our stores have the right product at the right time, we also utilize a network of Parts Delivered Quickly, or PDQ®, facilities and one Master PDQ® facility. Our PDQ® and Master PDQ® network of facilities provide our customers an additional assortment of 100,000 additional harder to find parts and accessories on a same day or overnight basis. In addition, all our stores offer a Factory Direct Ordering, or FDO, option for customers to have access to thousands of additional SKU’s.

In addition, our proprietary electronic parts catalog, or EPC system (as discussed further below), enables our team members to identify and suggest the appropriate quality and price options for the SKU’s that we carry, as well as the related products, tools or advice that is required by our customer to complete their automotive repair projects properly and safely. Replacement parts sold at our stores include an extensive number of applications of those parts including:

Automotive filters	Starters	CV shafts	Suspension parts
Radiators	Alternators	Spark splugs	Engines
Brake pads	Batteries	Transmission parts	Transmissions
Fan Belts	Shock absorbers	Clutches
Radiator hoses	Struts	Electronic ignition components

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

Total stores. Our 2,872 retail stores were located in the following states and territories at December 31, 2005:

	Number of		Number of		Number of
Location	Stores	Location	Stores	Location	Stores

Alabama	113	Maryland	72	Oklahoma	4
Arkansas	30	Massachusetts	70	Pennsylvania	152
California	1	Michigan	60	Puerto Rico	33
Colorado	27	Minnesota	13	Rhode Island	8
Connecticut	40	Mississippi	52	South Carolina	115
Delaware	5	Missouri	37	South Dakota	6
Florida	436	Nebraska	18	Tennessee	135
Georgia	205	New Hampshire	13	Texas	95
Illinois	53	New Mexico	1	Vermont	5
Iowa	25	New Jersey	42	Virgin Islands	2
Indiana	84	New York	114	Virginia	159
Kansas	25	North Carolina	202	West Virginia	64
Kentucky	73	North Dakota	4	Wisconsin	40
Louisiana	58	Ohio	165	Wyoming	2
Maine	14

The following table sets forth information concerning increases in the total number of our stores during the past five years:

	2005		2004	2003	2002		2001
Beginning Stores	2,652		2,539	2,435	2,484		1,729
New Stores (1)	231	(2)	125	125	110	(4)	781	(6)
Stores Closed	(11)		(12)	(21)	(159	)(5)	(26)
Ending Stores	2,872	(3)	2,652	2,539	2,435		2,484

(1)	Does not include stores that opened as relocations of previously existing stores within the same general market area or substantial renovations of stores.
(2)
Includes 61 stores acquired during the third quarter of fiscal 2005 as a result of our Autopart International acquisition and 19 stores acquired in the third quarter of fiscal 2005 as a result of our Lappen Auto Supply acquisition.

(3)	Includes 7 stores not operating at December 31, 2005, primarily due to hurricane damage.
(4)	Includes 57 stores acquired during the third and fourth quarters of fiscal 2002 as a result of our Trak Auto Parts acquisition.
(5)	Includes 133 “Advance Auto Parts” and “Discount Auto Parts” stores closed as a result of our integration of the Discount Auto Parts operations.
(6)	Includes 30 Carport stores acquired on April 23, 2001 and 671 Discount stores acquired on November 28, 2001.

Store Systems

Our store based information systems, which are designed to improve the efficiency of our operations and enhance customer service, are comprised of proprietary point-of-sale, or POS, electronic parts catalog, or EPC, store-level inventory management and store intranet, or STORENET, systems. Additionally, we support store level operations with our management planning and training and customer contact systems from our centralized store support center. These systems are integrated tightly and together provide real-time, comprehensive information to store and merchandising personnel, resulting in improved customer service levels, team member productivity and in-stock availability.

Point-of-Sale. Our POS system, or APAL, is in all of our stores operating under the “Advance Auto Parts”, "Advance Discount Auto Parts” and “Western Auto” trade names. APAL is used to formulate pricing, marketing and merchandising strategies and to replenish inventory accurately and rapidly. APAL is designed to improve customer checkout time and decrease the time required to train newly hired team members. In addition, APAL provides additional customer purchase history, which may be used for customer demographic analysis.

Electronic Parts Catalog. Our enhanced EPC system, which is fully integrated with APAL, is a software system that enables our store team members to identify over 33 million application uses for automotive parts and accessories. The EPC system enables store team members to assist our customers in their parts selection and ordering based on year, make, model and engine type of their vehicles. Our centrally based EPC data management system enables us to reduce the time needed to exchange data with our vendors and ultimately catalog and deliver updated, accurate product information. If a hard-to-find part or accessory is not available at one of our stores, the EPC system can determine whether the part is carried and in-stock through our PDQ® system. Available parts and accessories are then ordered electronically with immediate confirmation of price, availability and estimated delivery time.

Our EPC system also contains enhanced search engines and more user-friendly navigation tools that enhance our team members’ ability to look up any needed parts as well as additional products the customer needs to complete their automotive repair project. While we believe this generally leads to an increase in average sales per transaction, we believe these components will enhance our customers’ shopping experience with us and help them accurately complete the repair job the first time, saving them time and money. Additionally, information about a customer's automobile can be entered into a permanent customer database that can be accessed immediately whenever the customer visits or telephones one of our stores.

Store Level Inventory Management System. Our store-level inventory management system provides real-time inventory tracking at the store level. With the store-level system, store team members can check the quantity of on-hand inventory for any SKU, adjust stock levels for select items for store specific events, automatically process returns and defective merchandise, designate SKU’s for cycle counts and track merchandise transfers. Our stores use radio frequency hand-held devices to help ensure the accuracy of our inventory.

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

Merchandising

Virtually all of our merchandise is selected and purchased for our stores by personnel at our corporate offices, or store support center, in Roanoke, Virginia. In 2005, we purchased merchandise from over 400 vendors, with no single vendor accounting for more than 6% of purchases. Our purchasing strategy involves negotiating multi-year agreements with certain vendors, which allows us to achieve more favorable terms and pricing.

Our merchandising team is currently led by a group of seven senior professionals, who have an average of 17 years of automotive purchasing experience and over 24 years in retail. The merchandising team is skilled in sourcing products globally and maintaining high quality levels. The merchandising team has developed strong vendor relationships in the industry and, in a collaborative effort with our vendor partners, utilizes a highly effective category management process. We believe this process, which develops a customer focused business plan for each merchandise category, improves comparable store sales, gross margin and inventory turns.

Our merchandising strategy is to carry a broad selection of high quality brand name automotive parts and accessories such as Castrol®, STP®, Monroe®, Bendix®, Purolator® and Trico®, which generates DIY customer traffic and also appeals to commercial customers. In addition to these branded products, we stock a wide selection of high quality proprietary products that appeal to value conscious customers. Sales of replacement parts account for a majority of our net sales and typically generate higher gross margins than maintenance items or general accessories. We customize our replacement part mix based on a merchandising program designed to optimize inventory mix at each individual store. The custom assortment is based on that store's historical and projected sales mix coupled with regionally specific customer needs.

Supply Chain

Our supply chain consists of centralized inventory management and transportation functions which support a logistics network of distribution centers, PDQ® warehouses and stores. Our inventory management team utilizes a replenishment system, E-3 Trim, to monitor the distribution center, PDQ® warehouse and store inventory levels and order additional product when appropriate while streamlining costs associated with the handling of that product. The system provides inventory movement forecasting based upon history, sales trends by SKU, seasonality and demographic shifts in demand. E-3 Trim combines these factors with service level goals, vendor lead times and cost of inventory assumptions to determine the timing and size of purchase orders. A significant portion of our purchase orders are sent via electronic data interchange, with the remainder being sent by computer generated e-mail or facsimile.

Our transportation team utilizes a transportation management system for efficiently managing incoming shipments to the distribution centers and stores. Benefits from this system include reduced vendor to distribution center freight costs, visibility of purchase orders and shipments for the entire supply chain, a reduction in distribution center inventory, or safety stock, due to consistent transit times, decreased third party freight and billing service costs, decreased distribution center to store freight costs and higher store in-stock position.

We currently operate eight distribution centers. Our most recently opened Pennsylvania facility began servicing our expanding store base in the Northeast in April 2005. All of these distribution centers are equipped with our distribution management system, or DCMS. Our DCMS provides real-time inventory tracking through the processes of receiving, picking, shipping and replenishing at our distribution centers. The DCMS, integrated with technologically advanced material handling equipment, significantly reduces warehouse and distribution costs, while improving efficiency. This equipment includes carousels, “pick-to light” systems, robotic picking, radio frequency technology and automated sorting systems. Through the continued implementation of our supply chain initiatives we expect to further increase the efficient utilization of our distribution capacity. We believe our current capacity will allow us to support in excess of 3,800 stores.

We currently offer over 40,000 SKUs to substantially support all of our retail stores via our 16 stand-alone PDQ® warehouses and/or our eight distribution centers (all of which stock PDQ® items). Stores have visibility to inventory in their respective facilities and can place orders to these facilities, or as an alternative, through an online ordering system to virtually any of the other facilities. Ordered parts are delivered to substantially all stores on a same day or next day basis through our dedicated PDQ® trucking fleet and partner carriers. In addition, we operate a PDQ® warehouse that stocks approximately 60,000 SKUs of harder to find automotive parts and accessories. This facility is known as the "Master PDQ®" warehouse and utilizes existing PDQ® distribution infrastructure and/or third party arrangements to provide next day service to substantially all of our stores.

Advertising

We have an extensive advertising program designed to communicate our merchandise offerings, product assortment, competitive prices, free services (battery testing and installation, electrical system testing, wiper replacement and oil recycling) and commitment to customer service. The program is focused on establishing Advance Auto Parts as the solution for a customer's automotive needs. We utilize a mix of media that reinforces our brand image, including television, radio, print, promotional signage and outdoor media, plus our proprietary in-store television network and internet site.

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

Since early 2003, we supported our new advertising campaign, “We’re ready in Advance” throughout all of our media. We believe this advertising campaign differentiates Advance Auto Parts in the customer’s mind by positioning us as both a source for brand name auto parts at low prices and as a resource for expert advice and useful tips to help customers keep their vehicles running smoothly. The campaign includes creative and compelling television and radio commercials designed to drive sales and build an enduring, positive image of Advance Auto Parts as a special place to shop.

Since 2004, we have built upon the campaign through an integrated consumer education program. This program is intended to build our image as not only the source for product, but also the best resource for vehicle maintenance information. Our free brochure kiosk displaying "We're ready with answers" and our free monthly video clinic broadcasts on Advance TV, our exclusive in-store how-to network, are just two elements of this growing program. We believe we will differentiate our stores from our competitors' by providing our customers valuable information regarding "why-to" and "how-to" perform regular maintenance on their vehicles, in order to enhance their vehicles' performance, reliability, safety and appearance. Our goal with this initiative is to continue our long-term brand building success, increase customer loyalty and expand our customer base.

Team Members

At March 6, 2006, we employed 24,109 full-time team members and 18,318 part-time team members. Our workforce consisted of 86.2% team members employed in store-level operations, 9.6% employed in distribution and 4.2% employed in our corporate offices in Roanoke, Virginia. We have never experienced any labor disruption and are not party to any collective bargaining agreements. We believe that our team member relations are good.

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

Trade Names, Service Marks and Trademarks

We own a number of trade names and own and have federally registered several service marks and trademarks, including “Advance Auto Parts,” “Western Auto,” “Parts America,” “Autopart International” and “PDQ” for use in connection with the automotive parts retailing business. In addition, we own and have registered a number of trademarks for our proprietary products. We believe that these trade names, service marks and trademarks are important to our merchandising strategy. We do not know of any infringing uses that would materially affect the use of these trade names and marks, and we actively defend and enforce them.

Competition

Our primary competitors are both national and regional retail chains of automotive parts stores, including AutoZone, Inc., O'Reilly Automotive, Inc., CSK Auto Corporation and The Pep Boys-Manny, Moe & Jack, wholesalers or jobber stores, including those associated with national parts distributors or associations, such as NAPA and Carquest, independent operators, automobile dealers that supply parts, discount stores and mass merchandisers that carry automotive products. We believe that chains of automotive parts stores that, like us, have multiple locations in one or more markets, have competitive advantages in customer service, marketing, inventory selection, purchasing and distribution as compared to independent retailers and jobbers that are not part of a chain or associated with other retailers or jobbers. The principal competitive factors that affect our business include availability, store location, customer service and product offerings, quality and price.

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

We own and lease real property. Under various environmental laws and regulations, a current or previous owner or operator of real property may be liable for the cost of removal or remediation of hazardous or toxic substances on, under or in such property. These laws often impose joint and several liability and may be imposed without regard to whether the owner or operator knew of, or was responsible for, the release of such hazardous or toxic substances. Other environmental laws and common law principles also could be used to impose liability for releases of hazardous materials into the environment or work place, and third parties may seek recovery from owners or operators of real properties for personal injury or property damage associated with exposure to released hazardous substances. From time to time, we receive notices from the Environmental Protection Agency and state environmental authorities indicating that there may be contamination on properties we own, lease or operate or may have own, lease or operate or may have owned, leased or operated in the past or on adjacent properties for which we may be responsible. Compliance with these laws and regulations has not had a material impact on our operations to date.

Item 1A. Risk Factors.

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

Successful implementation of our business strategy also depends on factors specific to the retail automotive parts industry and numerous other factors that may be beyond our control. Adverse changes in the following factors could undermine our business strategy:

•	general economic conditions and conditions in our local markets, which could reduce our sales;
•	the competitive environment in the automotive aftermarket parts and accessories retail sector that may force us to reduce prices or increase spending;
•	the automotive aftermarket parts manufacturing industry, such as consolidation, which may disrupt or sever one or more of our vendor relationships;
•	our ability to anticipate and meet changes in consumer preferences for automotive products, accessories and services in a timely manner; and
•	our continued ability to hire and retain qualified personnel, which depends in part on the types of recruiting, training and benefit programs we adopt or maintain.

We will not be able to expand our business if our growth strategy is not successful.

We have increased our store count significantly from 1,567 stores at the end of 1998 to 2,872 stores at December 31, 2005. We intend to continue to expand our base of stores as part of our growth strategy, primarily by opening new stores. There can be no assurance that the implementation of this strategy will be successful. The actual number of new stores to be opened and their success will depend on a number of factors, including, among other things:

•	our ability to manage the expansion and hire, train and retain qualified sales associates;
•	the availability of potential store locations in highly visible, well-trafficked areas; and
•	the negotiation of acceptable lease or purchase terms for new locations.

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

Furthermore, we may acquire stores or businesses from, make investments in, or enter into strategic alliances with, companies that have stores or distribution networks in our current markets or in areas into which we intend to expand our presence. Any future acquisitions, investments, strategic alliances or related efforts will be accompanied by risks, including:

•	the difficulty of identifying appropriate strategic partners or acquisition candidates;
•	the difficulty of assimilating and integrating the operations of the respective entities;
•	the potential disruption to our ongoing business and diversion of our management's attention;

•	the inability to maintain uniform standards, controls, procedures and policies; and
•	the impairment of relationships with team members and customers as a result of changes in management.

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

•	the decline of the average age of vehicles, miles driven or number of cars on the road may result in a reduction in the demand for our product offerings.

If any of these factors cause overall demand for the products we sell to decline, our business, financial condition and results of operations will suffer.

We depend on the services of many qualified team members and may not be able to attract and retain such qualified team members.

Our success depends to a significant extent on the continued services and experience of our many team members. At March 6, 2006, we employed 42,427 team members. We cannot assure you that we will be able to retain our current qualified team members as well as attract and retain additional qualified team members that may be needed in the future. Our ability to maintain an adequate number of qualified team members is highly dependent on an attractive and competitive compensation and benefits package. If we fail to maintain such an adequate compensation and benefits package, our customer service and execution levels could suffer by reason of a declining quality of our workforce, which could adversely affect our financial condition and results of operations.

If we are unable to compete successfully against other companies in the automotive aftermarket industry, we could lose customers and our revenues may decline.

The sale of automotive parts, accessories and maintenance items is highly competitive in many ways, including price, name recognition, customer service and location. We compete in both the DIY and DIFM categories of the automotive aftermarket industry, and primarily with national and regional retail automotive parts chains, wholesalers or jobber stores, independent operators, automobile dealers that supply parts, discount stores and mass merchandisers that carry automotive products. These competitors and the level of competition vary by market. Some of our competitors may possess advantages over us in certain markets we share, including a greater amount of marketing activities, a larger number of stores, longer operating histories, greater name recognition or larger and more established customer bases. Our response to these competitive disadvantages may require us to reduce our prices or increase our spending, which would lower revenue and profitability. Competitive disadvantages may also prevent us from introducing new product lines or require us to discontinue current product offerings or change some of our current operating strategies. If we do not have the resources or expertise or otherwise fail to develop successful strategies to address these competitive disadvantages, we could lose customers and our revenues may decline.

Disruptions in our relationships with vendors or in our vendors' operations could increase our cost of goods sold.

Our business depends on developing and maintaining close relationships with our vendors and upon the vendors' ability or willingness to sell quality products to us at favorable prices and terms. Many factors outside of our control may harm these relationships and the ability or willingness of these vendors to sell us products on favorable terms. For example, financial or operational difficulties that some of our vendors may face may increase the cost of the products we purchase from them. In addition, the trend towards consolidation among automotive parts suppliers may disrupt or end our relationship with some vendors, and could lead to less competition and, consequently, higher prices.

Because we are involved in litigation from time to time, and are subject to numerous laws and governmental regulations, we could incur substantial judgments, fines, legal fees and other costs.

We are sometimes the subject of complaints or litigation from customers, employees or other third parties for various actions. In particular, we are currently involved in litigation involving claims related to, among other things, breach of contract, tortious conduct, employment discrimination, asbestos exposure and product defects. The damages sought against us in some of these litigation proceedings are substantial. Although we maintain liability insurance for some litigation claims, if one or more of the claims greatly exceeds our coverage limits or our insurance policies do not cover a claim, it could have a material adverse affect on our business and operating results.

Additionally, we are subject to numerous federal, state and local laws and governmental regulations relating to employment matters, environmental protection and building and zoning requirements. If we fail to comply with existing or future laws or regulations, we may be subject to governmental or judicial fines or sanctions. In addition, our capital expenses could increase due to remediation measures that may be required if we are found to be noncompliant with any existing or future laws or regulations.

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

The failure to comply with any of these covenants would cause a default under our senior credit facility. Furthermore, our senior credit facility contains certain financial covenants, including establishing a maximum leverage ratio and requiring us to maintain a minimum interest coverage ratio and a funded senior debt to current assets ratio, which, if not maintained by us, will cause us to be in default under our senior credit facility. Any of these defaults, if not waived, could result in the acceleration of all of our debt, in which case the debt would become immediately due and payable. If this occurs, we may not be able to repay our debt or borrow sufficient funds to refinance it. Even if new financing were available, it may be on terms that are less favorable or otherwise not acceptable to us.

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

If we are unable to service our debt, we will be required to pursue one or more alternative strategies, such as selling assets, refinancing or restructuring our debt or raising additional equity capital. However, we cannot assure you that any alternative strategies will be feasible or prove adequate. Also, some alternative strategies would require the consent of at least a majority in interest of the lenders under our senior credit facility, and we can provide no assurances that we would be able to obtain this consent. If we are unable to meet our debt service obligations and alternative strategies are unsuccessful or unavailable, our lenders would be entitled to exercise various remedies, including foreclosing on our assets. Under those circumstances, our investors may lose all or a portion of their investments.

Item 2. Properties.

The following table sets forth certain information relating to our distribution and other principal facilities:

	Opening		Size	Nature of
Facility	Date	Area Served	(Sq. ft.)(1)	Occupancy

Main Distribution Centers:
Roanoke, Virginia (2)	1988	Mid-Atlantic	433,681	Leased
Lehigh, Pennsylvania (3)	2004	Northeast	635,487	Owned
Lakeland, Florida	1982	Florida	552,796	Owned
Gastonia, North Carolina	1969	South	634,472	Owned
Gallman, Mississippi	2001	South	388,168	Owned
Salina, Kansas	1971	West, Midwest	413,500	Owned
Delaware, Ohio	1972	Northeast	480,100	Owned
Thomson, Georgia	1999	Southeast	374,400	Owned
Sharon, Massachusetts	1974	New England, New York - AI	102,644	Leased
Foxboro, Massachusetts	2004	New England, New York - AI	84,875	Leased

Master PDQ® Warehouse:
Andersonville, Tennessee	1998	All	115,019	Leased

PDQ® Warehouses:
Jeffersonville, Ohio	1996	Midwest	50,000	Leased
Goodlettesville, Tennessee	1999	Central	36,450	Leased
Youngwood, Pennsylvania	1999	East	39,878	Leased
Riverside, Missouri	1999	West	43,912	Leased
Guilderland Center, New York	1999	Northeast	40,950	Leased
Temple, Texas	1999	Southwest	61,343	Leased
Palmas, Puerto Rico	2002	Puerto Rico	34,872	Leased
Altamonte Springs, Florida	1996	Central Florida	10,000	Owned
Jacksonville, Florida	1997	Northern Florida and Southern	12,712	Owned
		Georgia
Tampa, Florida	1997	West Central Florida	10,000	Owned
Hialeah, Florida	1997	South Florida	12,500	Owned
West Palm Beach, Florida	1998	Southeast Florida	13,300	Leased
Mobile, Alabama	1998	Alabama and Mississippi	10,000	Owned
Atlanta, Georgia	1999	Georgia and South Carolina	16,786	Leased
Tallahassee, Florida	1999	South Georgia and Northwest	10,000	Owned
		Florida
Fort Myers, Florida	1999	Southwest Florida	14,330	Owned

Corporate/Administrative Offices:
Roanoke, Virginia-corporate (4)	1995	All	49,000	Leased
Roanoke, Virginia-administrative(5)	2002	All	144,000	Leased
Sharon, Massachusetts	1974	AI corporate office	20,000	Leased

(1)	Square footage amounts exclude adjacent office space.
(2)
This facility is owned by Nicholas F. Taubman. See “Item 13. Certain Relationships and Related Transactions.” Mr. Taubman was a member of our Board of Directors through November 2005, at which time he resigned from our Board of Directors.

(3)	This facility began servicing stores in April 2005.
(4)
This facility is owned by Ki, L.C., a Virginia limited liability company owned by two trusts for the benefit of a child and grandchild of Nicholas F. Taubman. See “Item 13. Certain relationships and Related Transactions.”

(5)	During fiscal 2005, we consolidated two of our administrative offices into one by expanding the square footage of this facility by 74,800.

At December 31, 2005, we owned 564 of our stores and leased 2,308 stores. The expiration dates, including the exercise of renewal options, of the store leases are summarized as follows:

Years	Total(1)
2005-2006	31
2007-2011	211
2012-2016	523
2017-2026	1,046
2027-2036	374
2037-2051	123

(1) Of these stores, 14 are owned by an affiliate of us. See “Item 13. Certain Relationships and Related Transactions.”

Item 3. Legal Proceedings.

We currently and from time to time are involved in litigation incidental to the conduct of our business, including litigation arising from claims of employment discrimination or other types of employment matters as a result of claims by current and former employees. Although we diligently defend against these claims, we may enter into discussions regarding settlement of these and other lawsuits, and may enter into settlement agreements, if we believe settlement is in the best interests of our shareholders. The damages claimed against us in some of these proceedings are substantial. Although the amount of liability that may result from these matters cannot be ascertained, we do not currently believe that, in the aggregate, they will result in liabilities material to our consolidated financial condition, future results of operations or cash flow.

Our Western Auto subsidiary, together with other defendants including automobile manufacturers, automotive parts manufacturers and other retailers, has been named as a defendant in lawsuits alleging injury as a result of exposure to asbestos-containing products. We and some of our other subsidiaries also have been named as defendants in many of these lawsuits. The plaintiffs have alleged that these products were manufactured, distributed and/or sold by the various defendants. To date, these products have included brake and clutch parts and roofing materials. Many of the cases pending against us or our subsidiaries are in the early stages of litigation. The damages claimed against the defendants in some of these proceedings are substantial. Additionally, some of the automotive parts manufacturers named as defendants in these lawsuits have declared bankruptcy, which will limit plaintiffs’ ability to recover monetary damages from those defendants. Although we diligently defend against these claims, we may enter into discussions regarding settlement of these and other lawsuits, and may enter into settlement agreements, if we believe settlement is in the best interests of our shareholders. We also believe that most of these claims are at least partially covered by insurance. Based on discovery to date, we do not believe the cases currently pending will have a material adverse effect on us. However, if we were to incur an adverse verdict in one or more of these claims and were ordered to pay damages that were not covered by insurance, these claims could have a material adverse effect on our operating results, financial position and liquidity. If the number of claims filed against us or any of our subsidiaries alleging injury as a result of exposure to asbestos-containing products increases substantially, the costs associated with concluding these claims, including damages resulting from any adverse verdicts, could have a material adverse effect on our operating results, financial position and liquidity in future periods.

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

	High	Low
Fiscal Year Ended December 31, 2005
Fourth Quarter	$44.88	$35.40
Third Quarter	$47.73	$37.45
Second Quarter	$44.17	$34.10
First Quarter	$35.10	$28.13
Fiscal Year Ended January 1, 2005
Fourth Quarter	$29.17	$22.28
Third Quarter	$25.29	$22.01
Second Quarter	$30.78	$24.83
First Quarter	$29.61	$25.45

The closing price of our common stock on March 13, 2006 was $41.19. The table gives effect to our three-for-two stock split effectuated in the form of a 50% stock dividend distributed on September 23, 2005, as trading began on a post-split basis on September 26, 2005. At March 13, 2006, there were 424 holders of record of our common stock.

We have not declared or paid cash dividends on our common stock in the last two years. On February 15, 2006, our Board of Directors declared a quarterly cash dividend, the first in our history. We plan to pay the first quarterly dividend of $0.06 per share on April 7, 2006 to stockholders of record as of March 24, 2006. Our amended senior credit facility contains restrictions on the amount of cash dividends or other distributions we may declare and pay on our capital stock. Such restrictions will not have a material impact on our ability to pay this dividend for the foreseeable future. Any payments of dividends in the future will be at the discretion of our Board of Directors and will depend upon our results of operations, earnings, capital requirements, contractual restrictions contained in our amended senior credit facility, or other agreements, and other factors deemed relevant by our Board of Directors.

The following table sets forth information with respect to repurchases of our common stock for the quarter ended December 31, 2005 (amounts in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value that May Yet Be Purchased Under the Plans of Programs (1)(2)

October 9, 2005 to November 5, 2005	734	$37.13	734	$253,201
November 6, 2005 to December 3, 2005	199	40.66	199	245,103
December 4, 2005 to December 31, 2005	106	42.80	106	240,548

Total	1,039	$38.84	1,039	$240,548

(1)
All of the above repurchases were made on the open market at prevailing market rates plus related expenses under our stock repurchase program, which was authorized by our Board of Directors and publicly announced on August 17, 2005, for a maximum of $300 million in common stock.

(2)	The maximum dollar value yet to be purchased under our stock repurchase program excludes related expenses paid on previous purchases or anticipated expenses on future purchases.

Item 6. Selected Financial Data.

The following table sets forth our selected historical consolidated statement of operations, balance sheet and other operating data. The selected historical consolidated financial and other data at December 31, 2005 and January 1, 2005 and for the three years ended December 31, 2005 have been derived from our audited consolidated financial statements and the related notes included elsewhere in this report. The historical consolidated financial and other data at January 3, 2004, December 28, 2002 and December 29, 2001 and for the years ended December 28, 2002 and December 29, 2001 have been derived from our audited consolidated financial statements and the related notes that have not been included in this report. You should read this data along with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and our consolidated financial statements and the related notes included elsewhere in this report.

	Fiscal Year (1)(2)

	2005	2004	2003	2002	2001
	(in thousands, except per share data)

Statement of Operations Data :
Net sales	$4,264,971	$3,770,297	$3,493,696	$3,204,140	$2,419,746
Cost of sales	2,250,493	2,016,926	1,889,178	1,769,733	1,357,594
Supply chain initiatives(3)	-	-	-	-	9,099
Gross profit	2,014,478	1,753,371	1,604,518	1,434,407	1,053,053
Selling, general and administrative expenses (4)	1,605,986	1,424,613	1,305,867	1,202,524	938,300
Expenses associated with supply chain initiatives(5)	-	-	-	-	1,394
Impairment of assets held for sale(6)	-	-	-	-	12,300
Expenses associated with merger related
restructuring(7)	-	-	-	597	3,719
Expenses associated with merger and integration (8)	-	-	10,417	34,935	1,135
Non-cash stock option compensation expense(9)	-	-	-	-	11,735
Operating income	408,492	328,758	288,234	196,351	84,470
Interest expense	(32,384)	(20,069)	(37,576)	(77,081)	(61,042)
Loss on extinguishment of debt	-	(3,230)	(47,288)	(16,822)	(6,106)
Expenses associated with secondary offering	-	-	-	(1,733)	-
Other income, net	2,815	289	341	963	1,033
Income from continuing operations before
income taxes, (loss) income on discontinued
operations and cumulative effect of a change in
accounting principle	378,923	305,748	203,711	101,678	18,355
Income tax expense	144,198	117,721	78,424	39,530	7,284
Income from continuing operations before
(loss) income on discontinued operations and
cumulative effect of a change in accounting principle	234,725	188,027	125,287	62,148	11,071
Discontinued operations:
(Loss) income from operations of discontinued
Wholesale Distribution Network (including loss on
disposal of $2,693 in 2003)	-	(63)	(572)	4,691	4,040
(Benefit) provision for income taxes	-	(24)	(220)	1,820	1,604
(Loss) income on discontinued operations	-	(39)	(352)	2,871	2,436
Cumulative effect of a change in accounting principle,
net of $1,360 income taxes	-	-	-	-	(2,065)
Net income	$234,725	$187,988	$124,935	$65,019	$11,442

Income from continuing operations before
(loss) income on discontinued operations and
cumulative effect of a change in accounting principle
per basic share(10)	$2.17	$1.70	$1.15	$0.59	$0.13
Income from continuing operations before
(loss) income on discontinued operations and
cumulative effect of a change in accounting principle
per diluted share(10)	$2.13	$1.66	$1.12	$0.57	$0.13
Net income per basic share(10)	$2.17	$1.70	$1.14	$0.62	$0.13
Net income per diluted share(10)	$2.13	$1.66	$1.11	$0.60	$0.13
Weighted average basic shares outstanding (10)	108,318	110,846	109,499	105,147	85,911
Weighted average diluted shares outstanding (10)	109,987	113,222	112,115	108,564	87,474

Cash flows provided by (used in):

Operating activities	$325,211	$263,794	$355,921	$242,996	$103,536
Investing activities	(302,780)	(166,822)	(85,474)	(78,005)	(451,008)
Financing activities	(37,969)	(52,138)	(272,845)	(169,223)	347,580

	Fiscal Year (1)(2)

	2005	2004	2003	2002	2001
	(in thousands, except per share data and ratios)
Balance Sheet and Other Financial Data:

Cash and cash equivalents	$40,783	$56,321	$11,487	$13,885	$18,117
Inventory	$1,367,099	$1,201,450	$1,113,781	$1,048,803	$982,000
Inventory turnover(11)	1.75	1.74	1.72	1.75	1.72
Inventory per store(12)	$476,009	$453,035	$438,669	$429,399	$392,635
Accounts payable to inventory ratio(13)	54.8%	53.7%	51.0%	44.9%	43.7%
Net working capital(14)	$406,476	$416,302	$372,509	$462,896	$442,099
Capital expenditures(15)	$216,214	$179,766	$101,177	$98,186	$63,695
Total assets	$2,542,149	$2,201,962	$1,983,071	$1,965,225	$1,950,615
Total debt	$438,800	$470,000	$445,000	$735,522	$955,737
Total net debt(16)	$448,187	$433,863	$464,598	$722,506	$972,368
Total stockholders' equity	$919,771	$722,315	$631,244	$468,356	$288,571

Selected Store Data:

Comparable store sales growth (17)	8.7%	6.1%	3.1%	5.5%	6.2%
Number of stores at beginning of year	2,652	2,539	2,435	2,484	1,729
New stores	231	125	125	110	781
Closed stores(18)	(11)	(12)	(21)	(159)	(26)
Number of stores, end of period	2,872	2,652	2,539	2,435	2,484
Relocated stores	54	34	32	39	18
Stores with commercial delivery
program, end of period	2,254	1,945	1,625	1,411	1,370
Total commercial sales, as a
percentage of total sales	21.8%	18.4%	15.8%	15.0%	16.8%
Total store square footage, end
of period(19)	20,899	19,734	18,875	18,108	18,717
Average net sales per store(20)	$1,551	$1,453	$1,379	$1,303	$1,346
Average net sales per square
foot (21)	$208	$195	$186	$174	$175

(1)	Our fiscal year consists of 52 or 53 weeks ending on the Saturday nearest to December 31. All fiscal years presented are 52 weeks, with the exception of 2003, which consists of 53 weeks.
(2)	The statement of operations data for each of the years presented reflects the operating results of the wholesale distribution segment as discontinued operations.
(3)	Represents restocking and handling fees associated with the return of inventory as a result of our supply chain initiatives.
(4)	Selling, general and administrative expenses exclude certain charges disclosed separately and discussed in notes (5), (6), (7), (8), and (9) below.
(5)	Represents costs of relocating certain equipment held at facilities closed as a result of our supply chain initiatives.
(6)	Represents the devaluation of certain property held for sale, including the $1.6 million charge taken in the first quarter of 2001 and a $10.7 million charge taken in the fourth quarter of 2001.
(7)	Represents expenses related primarily to lease costs associated with 27 Advance Auto Parts stores identified to be closed at December 29, 2001 as a result of the Discount acquisition.
(8)	Represents certain expenses related to, among other things, overlapping administrative functions and store conversions as a result of the Discount acquisition.
(9)
Represents non-cash compensation expense related to stock options granted to certain of our team members, including a charge of $8.6 million in the fourth quarter of 2001 related to variable provisions of our stock option plans that were in place when we were a private company and eliminated in 2001.

(10)
Shares outstanding for each of the years presented gives effect to a 3-for-2 stock split effectuated by us in the form of a 50% stock dividend distributed on September 23, 2005 and a 2-for-1 stock split effectuated by us in the form of a 100% stock dividend distributed on January 2, 2004.

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
(12)
Inventory per store is calculated as ending inventory divided by ending store count. Ending inventory used in this calculation excludes certain inventory related to the wholesale distribution segment with the exception of fiscal 2003 and fiscal 2004.

(13)
Accounts payable to inventory ratio is calculated as ending accounts payable divided by ending inventory. Beginning in fiscal 2004, as a result of our new vendor financing program, we aggregate financed vendor accounts payable with accounts payable to calculate our accounts payable to inventory ratio.

(14)	Net working capital is calculated by subtracting current liabilities from current assets.
(15)	Capital expenditures for 2001 exclude $34.1 million for our November 2001 purchase of Discount’s Gallman, Mississippi distribution facility from the lessor in connection with the Discount acquisition.
(16)	Net debt includes total debt and bank overdrafts, less cash and cash equivalents.
(17)
Comparable store sales is calculated based on the change in net sales starting once a store has been open for 13 complete accounting periods (each period represents four weeks). Relocations are included in comparable store sales from the original date of opening. Stores acquired in the Discount acquisition are included in the comparable sales calculation beginning in December 2002, which was 13 complete accounting periods after the acquisition date of November 28, 2001. We do not include net sales from the 36 Western Auto retail stores in our comparable store calculation as a result of their unique product offerings, including automotive service and tires. In 2003, the comparable store sales calculation included sales from our 53rd week compared to our first week of operation in 2003 (the comparable calendar week). In 2004, as a result of the 53rd week in 2003, the comparable store sales calculation excludes week one of sales from 2003.

(18)	Closed stores in 2002 include 133 Discount and Advance stores closed as part of the integration of Discount.
(19)	Total store square footage excludes the square footage of the AI stores.
(20)
Average net sales per store is calculated as net sales divided by the average of beginning and ending number of stores for the respective period. The fiscal 2005 calculation excludes the effect of the AI stores. The fiscal 2003 net sales exclude the effect of the 53rd week in the amount of $63.0 million. The fiscal 2001 amounts were calculated by reducing the number of Discount stores by one-thirteenth to reflect our ownership of Discount from December 2, 2001 (the acquisition date) through December 29, 2001.

(21)
Average net sales per square foot is calculated as net sales divided by the average of the beginning and ending total store square footage for the respective period. The fiscal 2005 calculation excludes the effect of the AI stores. The fiscal 2003 net sales exclude the effect of the 53rd week in the amount of $63.0 million. The fiscal 2001 amounts were calculated by reducing the number of Discount stores by one-thirteenth to reflect our ownership of Discount from December 2, 2001 (the acquisition date) through December 29, 2001.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with "Selected Financial Data," our consolidated historical financial statements and the notes to those statements that appear elsewhere in this report. Our discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Forward Looking Statements” and "Risk Factors" elsewhere in this report.

Our fiscal year ends on the Saturday nearest December 31 of each year. Our first quarter consists of 16 weeks, and the other three quarters consist of 12 weeks, with the exception of the fourth quarter fiscal 2003 which consisted of 13 weeks due to our 53-week fiscal year in 2003.

Introduction

We primarily operate within the United States automotive aftermarket industry, which includes replacement parts (excluding tires), accessories, maintenance items, batteries and automotive chemicals for cars and light trucks (pickup trucks, vans, minivans and sport utility vehicles). We currently are the second largest specialty retailer of automotive parts, accessories and maintenance items to “do-it-yourself,” or DIY, customers in the United States, based on store count and sales. Our operations are conducted in one reportable segment.

At December 31, 2005, we operated 2,774 stores throughout 40 states in the Northeastern, Southeastern and Midwestern regions of the United States. These stores operated under the “Advance Auto Parts” trade name except for certain stores in the state of Florida, which operated under the “Advance Discount Auto Parts” trade name. These stores offer automotive replacement parts, accessories and maintenance items, with no significant concentration in any specific product area. In addition, we operated 36 stores under the “Western Auto” and “Advance Auto Parts” trade names, located primarily in Puerto Rico and the Virgin Islands. The Western Auto stores offer automotive tires and service in addition to automotive parts, accessories and maintenance items. At December 31, 2005, we also operated 62 stores under the “Autopart International” trade name throughout the Northeastern region of the United States.

The following table sets forth the total number of new, closed and relocated stores and stores with commercial delivery programs during fiscal 2005, 2004 and 2003. We lease approximately 80% of our stores.

	Fiscal Year
	2005	2004	2003
Number of stores at beginning of year	2,652	2,539	2,435
New stores(a)	231	125	125
Closed stores	(11)	(12)	(21)
Number of stores, end of period(b)	2,872	2,652	2,539
Relocated stores	54	34	32
Stores with commercial delivery programs(c)	2,254	1,945	1,625

(a)	Includes 61 stores acquired in fiscal 2005 as a result of our Autopart International acquisition and 19 stores acquired in fiscal 2005 as a result of our Lappen Auto Supply acquisition.
(b)	Includes 7 stores not operating at December 31, 2005, primarily due to hurricane damage.
(c)	Includes 62 AI stores operating at December 31, 2005.

We anticipate adding approximately 170 to 180 new AAP stores during 2006, excluding any acquisitions during 2006.

Management Overview

In 2005, we produced solid earnings primarily reflective of our continued sales momentum and gross margin improvements. These results helped us generate strong cash flow and drive a higher return on our invested capital. Our strong sales were primarily driven by an 8.7% increase in comparable store net sales for the year, our highest comparative sales increase as a public company. Additionally, our average net sales per store rose to more than $1.5 million, which is one of the highest among our major competitors.

We remain focused on the following four goals:
1.  Rasing average sales per store;
2.  Expancing operating margins;
3.  Generating strong free cash flow; and
4.  Increasing return on invested capital.

We believe our 2005 results also reflect the progress made on the following key initiatives that focus specifically on driving higher sales per store and leveraging our fixed expenses:

•	Improving store execution towards “best in class” in automotive aftermarket retail;
•	Continued execution of our category management program;
•	Continued implementation of our 2010 store remodeling program, now resulting in more than 50% of our chain remodeled;
•	Our focus on making our supply chain more responsive and improving our in-stock position;
•	Consistent growth and execution of our commercial program;

•	Our focus on recruiting, training and retaining high-performing team member, especially those who are ASE certified and/or bilingual; and
•	Enhanced national advertising.

Beyond the implementation of our key business initiatives, various conditions that impact our industry continue to remain strong. The number of registered vehicles on the road is at an all time high and continues to increase. The average age of vehicles also continues to increase and is now over nine years old. Additionally, technological changes in newer models and the shift from cars to light trucks and sport utility vehicles have resulted in more expensive replacement parts for these vehicles. We believe the combination of our execution on key business initiatives and favorable industry dynamics will continue to drive our earnings per share growth into the foreseeable future.

The following table highlights certain operating results and key metrics for 2005, 2004 and 2003:

	Fiscal Year
	2005	2004	2003(1)

Total net sales (in thousands)	$4,264,971	$3,770,297	$3,493,696
Total commercial net sales (in thousands)	$931,320	$693,449	$553,003
Comparable store net sales growth	8.7%	6.1%	3.1%
DIY comparable store net sales growth	4.8%	2.8%	2.4%
DIFM comparable store net sales growth	25.2%	22.9%	7.2%
Average net sales per store (in thousands)	$1,551	$1,453	$1,379
Inventory per store (in thousands)	$476,009	$453,035	$438,669
Inventory turnover	1.75	1.74	1.72
Gross margin	47.2%	46.5%	45.9%
Operating margin	9.6%	8.7%	8.3%

Note: These metrics should be reviewed along with the footnotes to the table setting forth our selected store data in Item 6 “Selected Financial Data” located elsewhere in this report. The footnotes contain descriptions regarding the calculation of these metrics.

(1) All financial metrics for 2003 include the 53rd week, except the average net sales per store and inventory turnover metrics.

Key 2005 Events

The following key events occurred during 2005:

•	Began servicing stores from our new Northeast distribution center;

•	Acquired substantially all of the assets of Lappen Auto Supply;

•	Completed the acquisition of Autopart International, Inc.;

•	Commenced a new $300 million stock repurchase program authorized by our Board of Directors;

•	Effected a three-for-two stock split in the form of a 50% stock dividend;

•	Suffered structural damages and disruptions created by three major hurricanes - Katrina, Rita and Wilma; and

•	Completed the physical conversion of our Florida stores acquired from Discount Auto Parts.

Acquisitions

On September 14, 2005, we completed the acquisition of Autopart International, Inc., or AI. The acquisition, which included 61 stores throughout New England and New York, a distribution center and AI’s wholesale distribution business, will complement our growing presence in the Northeast. AI’s business serves the growing commercial market in addition to warehouse distributors and jobbers. The acquisition has been accounted for under the purchase method of accounting. Accordingly, AI’s results of operations have been included in our consolidated statement of operations since the acquisition date. The purchase price of $87.4 million, inclusive of contingent consideration of $12.5 million payable no later than April 1, 2006 based upon AI satisfying certain earnings before interest, taxes, depreciation and amortization targets met through December 31, 2005, has been allocated to the assets acquired and the liabilities assumed based on the fair values at the date of acquisition. This allocation resulted in the recognition of $50.4 million in goodwill and identifiable intangible assets. Furthermore, an additional $12.5 million is contingently payable based upon the achievement of certain synergies, as defined in the Purchase Agreement, through fiscal 2008, which will be reflected in the statement of operations when earned. In July 2005, we also completed the acquisition of substantially all the assets of Lappen Auto Supply, including 19 stores in the greater Boston metro area.

Stock Repurchase Program

During the third quarter of fiscal 2005, our Board of Directors authorized a new stock repurchase program of up to $300 million of our common stock plus related expenses. The program, which became effective August 15, 2005, replaced the remaining portion of a $200 million stock repurchase program that had been authorized by our Board of Directors during third quarter of fiscal 2004. The program allows us to repurchase our common stock on the open market or in privately negotiated transactions from time to time in accordance with the requirements of the Securities and Exchange Commission.

Stock Split

On August 10, 2005, our Board of Directors declared a three-for-two stock split of our common stock, effected as a 50% stock dividend. The dividend was distributed on September 23, 2005 to holders of record as of September 9, 2005, and our stock began trading on a post-split basis on September 26, 2005. Our results reflect the effect of the stock split for all years represented.

Hurricane and Fire Impact

During the second half of fiscal 2005, Hurricanes Katrina, Rita and Wilma impacted our operations throughout the states of Alabama, Florida, Louisiana, Mississippi and Texas. At the time these storms hit, we operated approximately 750 stores throughout these states. Over 70% of these locations experienced some kind of physical damage and even more suffered sales disruptions. Additionally, we believe we experienced sales disruptions resulting from the economic impact of increased fuel prices on our customer base throughout all of our markets immediately following these hurricanes. We also incurred and recognized incremental expenses associated with compensating our team members for scheduled work hours for which stores were closed and food and supplies provided to our team members and their families. While these sales disruptions and related incremental expenses are not recoverable from our insurance carrier, the insurance coverage provides for the recovery of physical damage at cost, damaged merchandise at retail values and damaged capital assets at replacement cost. Additionally, during fiscal 2005 we lost two store locations due to fire.

For the year ended December 31, 2005, we estimated and reflected in earnings the fixed costs of all damage offset by the realizable insurance recoveries, net of deductibles. Accordingly, earnings for 2005 reflect the recovery of substantially all of these fixed costs. A portion of these recoveries includes the settlement with our insurance carrier for the retail value of certain damaged inventory. Moreover, we may receive additional recoveries beyond our recorded receivable as we settle additional claims for damaged inventory at retail value and for damaged capital assets at replacement value.

Commercial Program

As indicated in the operating results table above, our commercial program produced strong revenues during fiscal 2005. We attribute this performance to the execution of our commercial plan, which consists of:

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

Commercial sales represented approximately 22% of our consolidated total sales for the fiscal year compared to almost 18% in fiscal 2004. At December 31, 2005, we operated commercial programs in 78% of our stores, including the 62 AI stores, up from approximately 73% at the end of the prior fiscal year. We anticipate growing our number of commercial programs to approximately 85% of our total store base over time. We believe we have the potential to grow profitably our share of the commercial business in each of our markets.

We believe the continued execution of our commercial plan and growth in our commercial programs will result in double-digit comparable store net sales growth in our commercial business for the foreseeable future. We believe the acquisition of AI will supplement our commercial growth due to AI’s established delivery programs and knowledge of the commercial industry, particularly for foreign makes and models of vehicles.

Discontinued Operations

Prior to 2004, we operated a wholesale distribution segment under the trade name “Western Auto.” On December 19, 2003, we discontinued the supplying of merchandise to our wholesale distribution network. The wholesale distribution network, or Wholesale, consisted of independently owned and operated dealer locations, for which we supplied merchandise inventory and certain services. Due to the wide variety of products supplied to the dealers and the reduced concentration of stores spread over a wide geographic area, it had become difficult to serve these dealers effectively. This component of our business operated in the wholesale segment and excluding certain allocated and team member benefit expenses of $2.4 million for fiscal year 2003, represented the entire results of operations previously reported in that segment. We have classified these operating results as discontinued operations in the accompanying consolidated statements of operations for the fiscal year ended January 3, 2004 to reflect this decision. For the fiscal year ended January 1, 2005, the operating results related to the discontinued wholesale business were minimal as a result of recognizing an estimate of exit costs in fiscal 2003.

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

We recognize other promotional incentives earned under long-term agreements as a reduction to cost of sales. These incentives are recognized based on the cumulative net purchases as a percentage of total estimated net purchases over the life of the agreement. Our margins could be impacted positively or negatively if actual purchases or results from any one year differ from our estimates; however, the impact over the life of the agreement would be the same. Short-term incentives (terms less than one year) are recognized as a reduction to cost of sales over the course of the agreements.

Amounts received or receivable from vendors that are not yet earned are reflected as deferred revenue. Management's estimate of the portion of deferred revenue that will be realized within one year of the balance sheet date is included in other current liabilities. Earned amounts that are receivable from vendors are included in receivables except for that portion expected to be received after one year, which is included in other assets.

Inventory Reserves

We establish reserves for inventory shrink, as an increase to our cost of sales, for our stores and distribution centers based on our extensive and frequent cycle counting program. Our estimates of these shrink reserves depend on the accuracy of the program, which is dependent on compliance rates of our facilities and the execution of the required procedures. We evaluate the accuracy of this program on an ongoing basis and believe it provides reasonable assurance for the established reserves.

We have recorded reserves for potentially excess and obsolete inventories based on current inventory levels of discontinued product and historical analysis of the liquidation of discontinued inventory below cost. The nature of our inventory is such that the risk of obsolescence is minimal and excess inventory has historically been returned to our vendors for credit. We provide reserves where less than full credit will be received for such returns and where we anticipate that items will be sold at retail prices that are less than recorded cost. We develop these estimates based on the determination of return privileges with vendors, the level of credit provided by the vendor and management’s estimate of the discounts to recorded cost, if any, required by market conditions. Future changes by vendors in their policies or willingness to accept returns of excess inventory could require us to revise our estimates of required reserves for excess and obsolete inventory and result in a negative impact on our consolidated statement of operations.

Warranty Reserves

Our vendors are primarily responsible for warranty claims. We are responsible for merchandise and services sold under warranty which are not covered by vendor warranties (primarily batteries). We record a reserve for future warranty claims as an increase in our cost of sales based on current sales of the warranted products and historical claim experience. If claims experience differs from historical levels, revisions in our estimates may be required, which could have an impact on our consolidated statement of operations.

Self-Insured Reserves

We are self-insured for general and automobile liability, workers' compensation and the health care claims of our team members, although we maintain stop-loss coverage with third-party insurers to limit our total liability exposure. A reserve for liabilities associated with these losses is established for claims filed and claims incurred but not yet reported based upon our estimate of ultimate cost, which we calculate using analyses of historical data, demographic and severity factors and valuations provided by third-party actuaries. Management monitors new claims and claim development as well as negative trends related to the claims incurred but not reported in order to assess the adequacy of our insurance reserves. While we do not expect the amounts ultimately paid to differ significantly from our estimates, our self-insurance reserves and corresponding selling, general and administrative expenses could be affected if future claim experience differs significantly from historical trends and actuarial assumptions.

Leases and Leasehold Improvements

We lease certain store locations, distribution centers, office space, equipment and vehicles. We account for our leases under the provisions of SFAS No. 13, “Accounting for Leases,” and subsequent amendments which require that leases be evaluated and classified as operating leases or capital leases for financial reporting purposes. Certain leases contain rent escalation clauses, which are recorded on a straight-line basis over the initial term of the lease with the difference between the rent paid and the straight-line rent recorded as a deferred rent liability. Lease incentive payments received from landlords are recorded as deferred rent liabilities and are amortized on a straight-line basis over the lease term as a reduction in rent. In addition, leasehold improvements associated with these operating leases are amortized over the shorter of their economic lives or the respective lease terms. The term of each lease is generally the initial term of the lease unless external economic factors were to exist such that renewals potentially provided for in the lease are reasonably assured to be exercised. In those instances the renewal period would be included in the lease term for purposes of establishing an amortization period and determining if such lease qualified as a capital or operating lease.

Closed Store Liabilities

We recognize a reserve for future obligations at the time we close a leased store location. The reserve includes the present value of the remaining lease obligations and management’s estimate of future costs for common area maintenance and taxes, offset by the present value of management’s estimate of potential subleases and lease buyouts. These estimates are based on current market conditions and our experience of obtaining subleases or buyouts on similar properties. However, our inability to enter into subleases or obtain buyouts due to a change in the economy or prevailing real estate markets for these properties within the estimated timeframe may result in increases or decreases to these reserves and could impact our selling, general and administrative expenses, as well as our consolidated statement of operations and cash flows.

Impairment of Long-Lived Assets

We primarily invest in property and equipment in connection with the opening and remodeling of stores and in computer software and hardware. We periodically review our store locations and estimate the recoverability of our assets, recording an impairment charge, if necessary, when we decide to close the store or otherwise determine that future undiscounted cash flows associated with those assets will not be sufficient to recover the carrying value. This determination is based on a number of factors, including the store’s historical operating results and cash flows, estimated future sales growth, real estate development in the area and perceived local market conditions that can be difficult to predict and may be subject to change. In addition, we regularly evaluate our computer-related and other long-lived assets and may accelerate depreciation over the revised useful life if the asset is expected to be replaced or has limited future value. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the accounts, and any resulting gain or loss is reflected in income for that period.

Tax Reserves

The determination of our income tax liabilities is based upon the code, regulations, pronouncements and applicable case law of the taxing jurisdictions in which we do business.  Applying these complex rules requires significant judgment.  We believe our tax positions are fully supportable, but we establish reserves for certain positions which may be successfully challenged.  These reserves are adjusted, on a facts and circumstances basis, as challenges are resolved or the relevant tax guidance evolves.

Components of Statement of Operations

Net Sales

Net sales consist primarily of comparable store sales and new store net sales. We calculate comparable store sales based on the change in net sales starting once a store has been opened for 13 complete accounting periods. We include relocations in comparable store sales from the original date of opening. We exclude net sales from the 36 Western Auto retail stores from our comparable store sales as a result of their unique product offerings. We also plan to exclude the net sales from the AI stores from our comparable store sales.

Our fiscal year ends on the Saturday closest to December 31 and consists of 52 or 53 weeks. Our 2004 fiscal year began on January 4, 2004 and consisted of 52 weeks, while our 2003 fiscal year began on December 29, 2002 and consisted of 53 weeks. The extra week of operations in fiscal 2003 resulted in our fiscal 2004 consisting of non-comparable calendar weeks to fiscal 2003. To create a meaningful comparable store sales measure for fiscal 2004, we have compared the calendar weeks of 2004 to the corresponding calendar weeks of fiscal 2003. Accordingly, our calculation of comparable stores sales for fiscal 2004 excludes week one of operations from fiscal 2003.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of store payroll, store occupancy (including rent), advertising expenses, other store expenses and general and administrative expenses, including salaries and related benefits of store support center team members, store support center administrative office expenses, data processing, professional expenses and other related expenses.

Results of Operations

The following table sets forth certain of our operating data expressed as a percentage of net sales for the periods indicated.

	Fiscal Year Ended
	December 31,	January 1,	January 3,
	2005	2005	2004

Net sales	100.0%	100.0%	100.0%
Cost of sales	52.8	53.5	54.1
Gross profit	47.2	46.5	45.9
Selling, general and administrative expenses	37.6	37.8	37.3
Expenses associated with merger and integration	-	-	0.3
Operating income	9.6	8.7	8.3
Interest expense	(0.7)	(0.5)	(1.1)
Loss on extinguishment of debt	-	(0.1)	(1.4)
Other income, net	(0.0)	0.0	0.0
Income tax expense	3.4	3.1	2.2
Income from continuing operations before discontinued operations	5.5	5.0	3.6
Discontinued operations:
(Loss) income from operations of discontinued wholesale
distribution network	-	(0.0)	(0.0)
(Benefit) provision for income taxes	-	(0.0)	(0.0)
(Loss) income on discontinued operations	-	(0.0)	(0.0)
Net income	5.5%	5.0%	3.6%

Fiscal 2005 Compared to Fiscal 2004

Net sales for 2005 were $4,265.0 million, an increase of $494.7 million, or 13.1%, over net sales for 2004. The net sales increase was due to an increase in comparable store sales of 8.7%, contributions from the 151 new stores opened within the last year and sales from acquired operations. The comparable store sales increase was driven by an increase in average ticket sales and a slight increase in customer traffic. We believe these results reflect the execution of the key business initiatives discussed previously in the Management Overview. In addition, we believe our DIFM sales have increased as a result of the continued execution of our commercial plan as discussed previously in the Commercial Program.

Gross profit for 2005 was $2,014.5 million, or 47.2% of net sales, as compared to $1,753.4 million, or 46.5% of net sales, in 2004. The increase in gross profit as a percentage of sales reflects continued benefits realized from our category management program in the form of better margins on key product categories and increased incentives under our vendor programs and supply chain efficiencies.

Selling, general and administrative expenses were $1,606.0 million, or 37.6% of net sales for 2005, as compared to $1,424.6 million, or 37.8% of net sales for 2004. For fiscal 2005, we experienced a decrease in selling, general and administrative expenses as a percentage of net sales resulting from our ability to leverage our strong comparable store sales and lower self-insurance expense partially offset by higher fuel and energy costs.

Interest expense for 2005 was $32.4 million, or 0.7% of net sales, as compared to $20.1 million, or 0.5% of net sales, in 2004. The increase in interest expense is a result of both higher average outstanding debt levels and borrowing rates as compared to fiscal 2004.

Income tax expense for 2005 was $144.2 million, as compared to $117.7 million for 2004. This increase in income tax expense primarily reflects our higher earnings. Our effective income tax rate was 38.1% and 38.5% for 2005 and 2004, respectively.

We recorded net income of $234.7 million, or $2.13 per diluted share for 2005, as compared to $188.0 million, or $1.66 per diluted share for 2004. As a percentage of sales, net income for 2005 was 5.5%, as compared to 5.0% for 2004. The earnings per share results reflect the effect of a three-for-two stock split of our common stock distributed on September 23, 2005.

Fiscal 2004 Compared to Fiscal 2003

Net sales for 2004 were $3,770.3 million, an increase of $276.6 million, or 7.9%, over net sales for 2003. Excluding the effect of the 53rd week for 2003 our net sales increased $339.6 million, or 9.9%, over net sales for 2003. The net sales increase was due to an increase in comparable store sales of 6.1% and contributions from our 125 new stores opened during fiscal 2004. The comparable store sales increase was primarily the result of increases in both customer traffic and average ticket sales. Overall, we believe our 2010 store format, category management and enhanced nationwide advertising program drove our growth in net sales. In addition, we believe our DIFM sales have increased as a result of the continued execution of our commercial delivery programs in our existing markets and our continued focus on a high level of service to our DIFM customers.

Gross profit for 2004 was $1,753.4 million, or 46.5% of net sales, as compared to $1,604.5 million, or 45.9% of net sales, in 2003. The increase in gross profit as a percentage of sales reflect continued benefits realized from our category management initiatives and reduced inventory shrinkage.

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

Interest expense for 2004 was $20.1 million, or 0.5% of net sales, as compared to $37.6 million, or 1.1% of net sales, in 2003. The decrease in interest expense is a result of lower overall interest rates due primarily to our redemption of our outstanding senior subordinated notes and senior discount debentures in the first quarter of fiscal 2003. Additionally, the decrease resulted from lower average outstanding debt levels on our senior credit facility throughout fiscal 2004 as compared to fiscal 2003.

Income tax expense for 2004 was $117.7 million, as compared to $78.4 million for 2003. This increase in income tax expense primarily reflected our higher earnings. Our effective income tax rate was 38.5% for both 2004 and 2003.

We recorded net income of $188.0 million, or $1.66 per diluted share for 2004, as compared to $124.9 million, or $1.11 per diluted share for 2003. As a percentage of sales, net income for 2004 was 5.0%, as compared to 3.6% for 2003. Our net income for 2003 included the effect of expenses associated with merger and integration and loss on extinguishment of debt of $35.5 million, or $0.31 per diluted share. These per share amounts reflect the three-for-two stock split declared in 2005.

Quarterly Financial Results (in thousands, except per share data)

	16-Weeks	12-Weeks	12-Weeks	12-Weeks	16-Weeks	12-Weeks	12-Weeks	12-Weeks
	Ended	Ended	Ended	Ended	Ended	Ended	Ended	Ended
	4/24/2004	7/17/2004	10/9/2004	1/1/2005	4/23/2005	7/16/2005	10/8/2005	12/31/2005
Net sales	$1,122,918	$908,412	$890,161	$848,806	$1,258,364	$1,023,146	$1,019,736	$963,725
Gross profit	520,898	422,302	416,515	393,656	600,931	482,050	481,415	450,082
Net income	$51,291	$53,235	$51,393	$32,069	$68,647	$65,929	$60,793	$39,356

Net income per share:
Basic(1)	$0.46	$0.47	$0.46	$0.29	$0.64	$0.61	$0.56	$0.36
Diluted(1)	$0.45	$0.47	$0.45	$0.29	$0.63	$0.60	$0.55	$0.36

(1) Amounts reflect the effect of a three-for-two stock split of our common stock distributed on September 23, 2005.

Liquidity and Capital Resources

Overview of Liquidity

Our primary cash requirements include the purchase of inventory, capital expenditures and contractual obligations. In addition, we have used available funds to repurchase shares under our stock repurchase program. We have funded these requirements primarily through cash generated from operations supplemented by borrowings under our senior credit facility as needed.

At December 31, 2005, our cash balance was $40.8 million, a decrease of $15.5 million compared to fiscal year-end 2004. Our cash balance decreased primarily due to cash invested in business acquisitions during 2005, partially offset by cash generated from our increased earnings during 2005 as compared to 2004. At December 31, 2005, we had outstanding indebtedness consisting primarily of borrowings of $438.3 million under our senior credit facility, a decrease of $31.2 million from 2004. Additionally, we had $54.6 million in letters of credit outstanding, which reduced our cash availability under the revolving credit facility to $145.4 million.

Capital Expenditures

Our primary capital requirements have been the funding of our continued store expansion program, including new store openings and store acquisitions, store relocations and remodels, inventory requirements, the construction and upgrading of distribution centers, the development and implementation of proprietary information systems and our  acquisitions.

Our capital expenditures were $216.2 million in 2005. These amounts included costs related to new store openings, the upgrade of our information systems, remodels and relocations of existing stores, including the completion of our physical conversion of stores acquired in the Discount acquisition to our Advance Auto Parts store format. In 2006, we anticipate that our capital expenditures will be approximately $260.0 million to $280.0 million.

Our new stores, if leased, require capital expenditures of approximately $170,000 per store and an inventory investment of approximately $170,000 per store, net of vendor payables. A portion of the inventory investment is held at a distribution facility. Pre-opening expenses, consisting primarily of store set-up costs and training of new store team members, average approximately $20,000 per store and are expensed when incurred.

Our future capital requirements will depend in large part on the number of and timing for new stores we open or acquire within a given year and the number of stores we relocate or remodel. During fiscal 2005, we opened 231 stores, including 80 stores acquired as part of the acquisitions of AI and Lappen Auto Supply. We anticipate adding at least 170 to 180 new stores during fiscal 2006, excluding any acquisitions.

Vendor Financing Program

Historically, we have negotiated extended payment terms from suppliers that help finance inventory growth, and we believe that we will be able to continue financing much of our inventory growth through such extended payment terms. In fiscal 2004, we entered into a short-term financing program with a bank for certain merchandise purchases. In substance, the program allows us to borrow money from the bank to finance purchases from our vendors. This program allows us to reduce further our working capital invested in current inventory levels and finance future inventory growth. Our capacity under this program increased $50 million to $150 million during fiscal 2005. At December 31, 2005, $119.4 million was payable to the bank by us under this program.

Stock Repurchase Program

During the third quarter of fiscal 2005, our Board of Directors authorized a program to repurchase up to $300 million of our common stock plus related expenses. The program, which became effective August 15, 2005, replaced the remaining portion of a $200 million stock repurchase program authorized by our Board of Directors in fiscal 2004. The program allows us to repurchase our common stock on the open market or in privately negotiated transactions form time to time in accordance with the requirements of the Securities and Exchange Commission. As of December 31, 2005, we had repurchased a total of 1.5 million shares of common stock under the new program, at an aggregate cost of $59.5 million, or an average price of $38.84 per share, excluding related expenses. Under our previous stock repurchase program, we repurchased 7.0 million shares of common stock at an aggregate cost of $189.2 million, or an average price $26.91 per share, excluding related expenses. At December 31, 2005, $0.9 million of stock repurchases remained unsettled.

During the third quarter of fiscal 2005, we also retired 7.1 million shares of common stock, of which 0.1 million shares were repurchased under the $300 million stock repurchase plan, and 7.0 million shares were repurchased under our previous $200 million stock repurchase program.

At December 31, 2005, we had $240.5 million, excluding related expenses, available for future stock repurchases under the stock repurchase program. As of March 13, 2006, we had repurchased an additional 0.4 million shares of common stock at an aggregate cost of $18.7 million.

Deferred Compensation and Postretirement Plans

We maintain a non-qualified deferred compensation plan established for certain of our key team members. This plan provides for a minimum and maximum deferral percentage of the team member base salary and bonus, as determined by our Retirement Plan Committee. We fund the plan liability by remitting the team members’ deferrals to a Rabbi Trust where these deferrals are invested in certain life insurance contracts. Accordingly, the cash surrender value on these contracts is held in the Rabbi Trust to fund the deferred compensation liability. At December 31, 2005, the liability related to this plan was $2.7 million, all of which is current.

We provide certain health care and life insurance benefits for eligible retired team members through our postretirement plan. At December 31, 2005, our accrued benefit cost related to this plan was $16.3 million. The plan has no assets and is funded on a cash basis as benefits are paid/incurred. The discount rate that we utilize for determining our postretirement benefit obligation is actuarially determined. The discount rate utilized at December 31, 2005 and January 1, 2005 was 5.5% and 5.75%, respectively. We reserve the right to change or terminate the benefits or contributions at any time. We also continue to evaluate ways in which we can better manage these benefits and control costs. Any changes in the plan or revisions to assumptions that affect the amount of expected future benefits may have a significant impact on the amount of the reported obligation and annual expense. Effective second quarter of 2004, we amended the Plan to exclude outpatient prescription drug benefits to Medicare eligible retirees effective January 1, 2006. Due to this negative plan amendment, our accumulated postretirement benefit obligation was reduced by $7.6 million, resulting in an unrecognized negative prior service cost in the same amount. The unrecognized negative prior service cost is being amortized over the 13-year estimated remaining life expectancy of the plan participants.

Analysis of Cash Flows

	Fiscal Year
(in millions)	2005	2004	2003

Cash flows from operating activities	$325.2	$263.7	$355.9
Cash flows from investing activities	(302.8)	(166.8)	(85.5)
Cash flows from financing activities	(37.9)	(52.1)	(272.8)
Net (decrease) increase in cash and
cash equivalents	$(15.5)	$44.8	$(2.4)

Operating Activities

For fiscal 2005, net cash provided by operating activities increased $61.5 million to $325.2 million. Significant components of this increase consisted of:

•	$61.8 million increase from higher net income before the non-cash impact of depreciation and amortization over fiscal 2004;
•	$37.8 million increase in cash flow, primarily resulting from the reduction in trade receivables upon the sale of our private label credit card portfolio;
•	$42.8 decrease as a result of higher inventory levels needed for our Northeast distribution center and expansion of the number of stores which carry an extended mix of parts;
•	$25.7 million increase in other assets primarily due to timing in the payment of our monthly rent;
•	$15.9 million increase in accounts payable reflective of the increase in inventory discussed above; and
•	$20.2 million increase in accrued expenses related to the timing of payments for normal operating expenses.

For fiscal 2004, net cash provided by operating activities decreased $92.2 million to $263.7 million. Significant components of this decrease consisted of:

•	$63.1 million increase in earnings from fiscal 2003;
•
$47.2 million reduction in deferred income tax provision, primarily reflective of (1) the reduction in operating loss carryforwards from prior years and (2) the impact of the loss on extinguishment of debt from fiscal 2003;

•	$22.8 million increase in inventory growth; and
•	$77.9 million decrease in cash flow from accounts payable, excluding the impact of our vendor financing program which began in fiscal 2004.

Investing Activities

For fiscal 2005, net cash used in investing activities increased by $136.0 million to $302.8 million. Significant components of this increase consisted of:

•	$99.3 million used to acquire AI and Lappen Auto Supply, net of cash acquired; and
•
capital expenditures of $36.4 million used primarily to accelerate our square footage growth through new stores (including ownership of selected new stores), the acquisition of certain leased stores and an increase in store relocations.

For fiscal 2004, net cash used in investing activities increased by $81.3 million to $166.8 million. The primary increase in cash used in investing activities related to an increase in capital expenditures of $50.0 million for the construction and preparation of our Northeastern distribution center.

Financing Activities

For fiscal 2005, net cash used in financing activities decreased by $14.2 million to $37.9 million. Significant components of this decrease consisted of:

•	$40.9 million cash inflow resulting from the timing of bank overdrafts;
•	$161.2 million cash outflow resulting from a reduction in net borrowings;
•	$105.0 million used for early extinguishment of debt in fiscal 2004;
•	$44.8 million decrease in cash used to repurchase shares of our common stock under our stock repurchase program;
•	$32.6 million decrease resulting from the repayment of secured borrowings in connection with the reduction of trade receivables discussed above; and
•	$13.8 million in cash from the increase in financed vendor accounts payable and proceeds from the exercise of stock options.

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

•	$20.5 million in proceeds from exercises of stock options.

Contractual Obligations

Our future contractual obligations related to long-term debt, operating leases and other contractual obligations at December 31, 2005 were as follows:

		Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
Contractual Obligations	Total	2006	2007	2008	2009	2010	Thereafter
(in thousands)
Long-term debt	$438,800	$32,760	$32,093	$63,450	$52,771	$257,573	$153
Interest payments	$81,001	$11,808	$23,460	$20,606	$17,306	$7,818	$3
Letters of credit	$54,579	$54,579	$-	$-	$-	$-	$-
Operating leases	$1,648,238	$217,047	$194,900	$177,156	$156,907	$135,624	$766,604
Purchase obligations(1)	$2,014	$1,389	$500	$125	$-	$-	$-
Financed vendor accounts payable	$119,351	$-	$-	$-	$-	$-	$-
Other long-term liabilities(2)	$74,874	$-	$-	$-	$-	$-	$-
Contingent consideration (3)	$12,500	$12,500	$-	$-	$-	$-	$-

(1)	For the purposes of this table, purchase obligations are defined as agreements that are enforceable and legally binding, a term of greater than one year and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Our open purchase orders are based on current inventory or operational needs and are fulfilled by our vendors within short periods of time. We currently do not have minimum purchase commitments under our vendor supply agreements nor are our open purchase orders for goods and services binding agreements. Accordingly, we have excluded open purchase orders from this table. The purchase obligations consist of the amount of fuel required to be purchased by us under our fixed price fuel supply agreement and certain commitments for training and development. These agreements expire in May 2006 and March 2008, respectively.

(2)	Primarily includes employee benefits accruals, restructuring and closed store liabilities and deferred income taxes for which no contractual payment schedule exists.
(3)	Represents contingent portion of AI purchase price payable no later than April 1, 2006 based upon AI satisfying certain earnings before interest, taxes, depreciation and amortization targets met through December 31, 2005.

Long Term Debt

Senior Credit Facility. Our senior credit facility provides for a tranche A term loan and a tranche B term loan. During fiscal 2004, we used proceeds from these term loans to refinance our tranche D and E term loans and revolver under our previous facility. Additionally, this new senior credit facility provides for a $100 million delayed draw term loan, which was available exclusively for stock buybacks under our stock repurchase program, and a $200.0 million revolving facility, or the revolver (which provides for the issuance of letters of credit with a sub limit of $70.0 million). In conjunction with the fiscal 2004 refinancing, we wrote off deferred financing costs related to the previous term loans in accordance with EITF Issue No. 96-19, "Debtor's Accounting for a Modification or Exchange of Debt Instruments". The write-off of these costs combined with additional costs required to establish the new facility resulted in a loss on extinguishment of debt of $2.8 million in the accompanying consolidated statements of operations for the year ended January 1, 2005. Earlier during fiscal 2004, we made $105.0 million of repayments on our previous senior credit facility prior to their scheduled maturity. In conjunction with these partial repayments, we wrote-off $0.4 million, which is also classified as a loss on extinguishment of debt in the accompanying consolidated statement of operations for the year ended January 1, 2005.

At December 31, 2005, our senior credit facility consisted of (1) a tranche A term loan facility with a balance of $170.0 million, a tranche B term loan facility with a balance of $168.3 million, a delayed draw term loan with a balance of $100.0 million and (2) a $200.0 million revolving credit facility (including a letter of credit sub facility) (of which $145.4 million was available as a result of $54.6 million in letters of credit outstanding). The senior credit facility is jointly and severally guaranteed by all of our domestic subsidiaries and is secured by all of our assets and the assets of our existing and future domestic subsidiaries.

The tranche A term loan currently requires scheduled repayments of $7.5 million on March 31, 2006 and quarterly thereafter through December 31, 2006, $10.0 million on March 31, 2007 and quarterly thereafter through December 31, 2007, $12.5 million on March 31, 2008 and quarterly thereafter through June 30, 2009 and $25.0 million due at maturity on September 30, 2009. The tranche B term loan currently requires scheduled repayments of $0.4 million on March 31, 2006 and quarterly thereafter, with a final payment of $160.7 million due at maturity on September 30, 2010. The delayed draw term loan currently requires scheduled repayments of 0.25% of the aggregate principal amount outstanding on March 31, 2006 and quarterly thereafter, with a final payment due at maturity on September 30, 2010. The revolver expires on September 30, 2009.

The interest rates on the tranche A and B term loans, the delayed draw term loan and the revolver are based, at our option, on an adjusted LIBOR rate, plus a margin, or an alternate base rate, plus a margin. The current margin for the tranche A term loan and revolver is 1.25% and 0.25% per annum for the adjusted LIBOR and alternate base rate borrowings, respectively. The initial margin for the tranche B term loan and the delayed draw term loan is 1.50% and 0.50% per annum for the adjusted LIBOR and alternate base rate borrowings, respectively. Additionally, a commitment fee of 0.250% per annum is charged on the unused portion of the revolver, payable in arrears.

In March 2005 we entered into three interest rate swap agreements on an aggregate of $175 million of debt under our senior credit facility. Through the first swap we fixed our LIBOR rate at 4.153% on $50 million of debt for a term of 48 months, expiring March 2009. Through the second swap we fixed our LIBOR rate at 4.255% on $75 million of debt for a term of 60 months, expiring February 2010. In March 2006, the third swap will fix our LIBOR rate at 4.6125% on $50 million of debt for a term of 54 months, expiring in September 2010.

Additionally, we had entered into two additional interest rate swap agreements in March 2003 to limit our cash flow risk on variable rate debt. The first swap allows the Company to fix its LIBOR rate at 2.269% on $75 million of debt for a term of 36 months, expiring in March 2006. The second swap, which fixed our LIBOR rate at 1.79% on $50 million of debt, expired in March 2005.

The senior credit facility is secured by a first priority lien on substantially all, subject to certain exceptions, of our assets and the assets of our existing domestic subsidiaries and will be secured by the properties and assets of our future domestic subsidiaries. The senior credit facility contains covenants restricting the ability of us and our subsidiaries to, among other things, (1) declare dividends or redeem or repurchase capital stock, (2) prepay, redeem or purchase debt, (3) incur liens or engage in sale-leaseback transactions, (4) make loans and investments, (5) incur additional debt (including hedging arrangements), (6) engage in certain mergers, acquisitions and asset sales, (7) engage in transactions with affiliates, (8) change the nature of our business and the business conducted by our subsidiaries and (9) change our passive holding company status. We also are required to comply with financial covenants with respect to a maximum leverage ratio, a minimum interest coverage ratio, a minimum current assets to funded senior debt ratio, a maximum senior leverage ratio and limits on capital expenditures. We were in compliance with the above covenants at December 31, 2005.

Credit Ratings

At December 31, 2005, we had a credit rating on our senior credit facility from Standard & Poor’s of BB+ and a credit rating of Ba1 from Moody’s Investor Service. The current pricing grid used to determine our borrowing rates under our senior credit facility is based on such credit ratings. If these credit ratings decline, our interest expense may increase. Conversely, if these credit ratings increase, our interest expense may decrease.

Seasonality

Our business is somewhat seasonal in nature, with the highest sales occurring in the spring and summer months. In addition, our business can be affected by weather conditions. While unusually heavy precipitation tends to soften sales as elective maintenance is deferred during such periods, extremely hot or cold weather tends to enhance sales by causing automotive parts to fail at an accelerated rate.

Recent Accounting Pronouncements

In November 2004 the FASB issued SFAS No. 151, "Inventory Costs." The new statement amends Accounting Research Bulletin No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. This statement requires that those items be recognized as current-period charges and requires that allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. This statement is effective for fiscal years beginning after June 15, 2005. We do not expect the adoption of this statement to have a material impact on our financial condition, results of operations or cash flows.

In December 2004 the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment," or SFAS No. 123R. SFAS No. 123R replaces SFAS No. 123 and supersedes APB Opinion No. 25 and subsequently issued stock option related guidance. SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. Entities will be required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.

We are required to apply SFAS No. 123R to all stock or stock-based awards outstanding and subsequently granted, modified or settled as of January 1, 2006. SFAS No. 123R requires us to use either the modified-prospective method or modified-retrospective method. Under the modified-prospective method, we must recognize compensation cost for all awards subsequent to adopting the standard and for the unvested portion of previously granted awards outstanding upon adoption. Under the modified-retrospective method, we must restate our previously issued financial statements to recognize the amounts we previously calculated and reported on a pro forma basis, as if the prior standard had been adopted. Under both methods, SFAS No. 123R permits the use of either the straight line or an accelerated method to amortize the cost as an expense for awards with graded vesting.

We have completed our analysis of the impact of SFAS No. 123R. We have decided to use the modified-prospective method of implementation as of January 1, 2006. We plan to use the Black-Scholes option pricing model to value all options and straight-line method to amortize this fair value as compensation cost over the required service period. We expect the implementation of SFAS No. 123R will decrease diluted earnings per share by approximately $0.12 for fiscal 2006.

In May 2005 the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” This statement replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3 “Reporting Accounting Changes in Interim Financial Statements.” This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. We do not expect the adoption of this statement to have a material impact on our financial condition, results of operations or cash flows.

In March 2005 the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations - an interpretation of FASB Statement No. 143,” or FIN 47. FIN 47 clarifies the term conditional asset retirement obligation used in FASB No. 143, "Accounting for Asset Retirement Obligations", as a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 requires an entity to recognize a liability for a conditional asset retirement obligation if sufficient information exists to reasonably estimate fair value of the obligation. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of a conditional asset retirement obligation. FIN 47 was effective for fiscal years ending after December 15, 2005. We adopted FIN 47 in the fourth quarter of fiscal 2005 with no impact to our financial condition, results of operations or cash flows.

In February 2006 the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140.” This statement simplifies accounting for certain hybrid instruments currently governed by SFAS No. 133 , “Accounting for Derivative Instruments and Hedging Activities,” or SFAS No. 133, by allowing fair value remeasurement of hybrid instruments that contain an embedded derivative that otherwise would require bifurcation. This statement also eliminates the guidance in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” which provides such beneficial interests are not subject to SFAS No. 133. This statement amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125,” by eliminating the restriction on passive derivative instruments that a qualifying special-purpose entity may hold. This statement is effective for financial instruments acquired or issued after the beginning of our fiscal year 2007. We do not expect the adoption of this statement to have a material impact on our financial condition, results of operations or cash flows.

Item 7A. Quantitative and Qualitative Disclosures about Market Risks.

We are exposed to cash flow risk due to changes in interest rates with respect to our long-term debt. Our long-term debt currently consists of borrowings under a senior credit facility and is primarily vulnerable to movements in the LIBOR rate. While we cannot predict the impact interest rate movements will have on our debt, exposure to rate changes is managed through the use of hedging activities. At December 31, 2005 approximately $200 million of our bank debt was fixed in accordance with the interest rate swaps described below.

Our future exposure to interest rate risk decreased during fiscal 2005 as a result of entering into three new interest rate swap agreements in March 2005 on an aggregate of $175 million of debt under our senior credit facility. The first swap fixed our LIBOR rate at 4.153% on $50 million of debt for a term of 48 months, expiring in March 2009. The second swap fixed our LIBOR rate at 4.255% on $75 million of debt for a term of 60 months, expiring February 2010. Beginning in March 2006, the third swap will fix our LIBOR rate at 4.6125% on $50 million of debt for a term of 54 months, expiring September 2010.

In March 2003 we entered into two interest rate swap agreements on an aggregate of $125 million of our debt under our credit facility. The first swap allows us to fix our LIBOR rate at 2.269% on $75.0 million of variable rate debt for a term of 36 months, expiring in the first quarter of fiscal 2006. The second swap, which fixed our LIBOR rate at 1.79% on $50.0 million of variable rate debt, expired in March 2005.

The table below presents principal cash flows and related weighted average interest rates on our long-term debt outstanding at December 31, 2005, by expected maturity dates. Additionally, the table includes the notional amounts of our debt hedged and the impact of the anticipated average pay and receive rates of our interest rate swaps through their maturity dates. Expected maturity dates approximate contract terms. Weighted average variable rates are based on implied forward rates in the yield curve at December 31, 2005. Implied forward rates should not be considered a predictor of actual future interest rates.

	Fiscal 2006	Fiscal 2007	Fiscal 2008	Fiscal 2009	Fiscal 2010	Thereafter	Total	Fair Market Liability
Long-term debt:	(dollars in thousands)

Variable rate	$32,700	$32,025	$63,375	$52,700	$257,500	$-	$438,300	$438,300
Weighted average
interest rate	6.1%	6.1%	6.2%	6.3%	6.3%	-	6.3%	-

Interest rate swap:

Variable to fixed(1)	$250,000	$175,000	$175,000	$175,000	$125,000	-	-	$3,090
Weighted average pay rate	-	-	-	-	-	-	-	-
Weighted average receive rate	0.5%	0.4%	0.4%	0.4%	0.3%	-	0.4%	-

(1)  Amounts presented may not be outstanding for the entire year.

Item 8. Financial Statements and Supplementary Data.

See financial statements included in "Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K."

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures. Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report in accordance with Rule 13a-15(b) under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

Due to the timing of the Autopart International acquisition, effective September 2005, management has excluded the acquired operations from its evaluation of disclosure controls and procedures for the period covered by this report. Autopart International’s results of operations and financial position for the fiscal year ended December 31, 2005 were insignificant to our consolidated financial statements.

Management's Report on Internal Control over Financial Reporting. Management’s Report on Internal Control over Financial Reporting is set forth in Part IV, Item 15 of this annual report.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant.

See the information set forth in the sections entitled “Proposal No. 1 -Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our proxy statement for the 2006 annual meeting of stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2005 (the “2006 Proxy Statement”), which is incorporated herein by reference.

Item 11. Executive Compensation.

See the information set forth in the section entitled “Executive Compensation” in the 2006 Proxy Statement, which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

See the information set forth in the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the 2006 Proxy Statement, which is incorporated herein by reference.

Equity Compensation Plan Information

The following table sets forth our shares authorized for issuance under our equity compensation plans at December 31, 2005.

	Number of shares to be issued upon exercise of outstanding options, warrants, and rights (1)	Weighted-average exercise price of outstanding options, warrants, and rights (1)	Number of securities remaining available for future issuance under equity compensation plans(1)(2)

Equity compensation plans
approved by stockholders	6,191,876	$24.46	6,396,390

Equity compensation plans
not approved by stockholders	-	-	-
Total	6,191,876	$24.46	6,396,390

(1) Gives effect to a 3-for-2 stock split by us in the form of a stock dividend distributed on September 23, 2005
(2) Excludes shares reflected in the first column.

Item 13. Certain Relationships and Related Transactions.

See the information set forth in the sections entitled "Related-Party Transactions” and “Proposal No. 1 -Election of Directors -Compensation Committee Interlocks and Insider Participation” in the 2006 Proxy Statement, which is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

See the information set forth in the section entitled “Principal Accountant Fees and Services” in the 2006 Proxy Statement, which is incorporated herein by reference.

PART IV

Item 15.   Exhibits and Financial Statement Schedules.

(a) (1) Financial Statements.

Audited Consolidated Financial Statements of Advance Auto Parts, Inc. and Subsidiaries for the three years ended December 31, 2005, January 1, 2005 and January 3, 2004:
Management’s Report on Internal Control over Financial Reporting	F-1
Reports of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets	F-5
Consolidated Statements of Operations	F-6
Consolidated Statements of Changes in Stockholders’ Equity	F-8
Consolidated Statements of Cash Flows	F-9
Notes to Consolidated Financial Statements	F-11

(2) Financial Statement Schedules

Report of Independent Registered Public Accounting Firm	F-37
Schedule I Condensed Financial Information of the Registrant	F-38
Schedule II Valuation and Qualifying Accounts	F-42

(3) Exhibits

The Exhibit Index following the signatures for this report is incorporated herein by reference.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER
FINANCIAL REPORTING

Management of Advance Auto Parts, Inc. and subsidiaries (the Company) is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s principal executive officer and principal financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

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

As of December 31, 2005, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management excluded from their assessment the internal control over financial reporting at Autopart International, Inc., which was acquired on September 14, 2005 and whose financial statements reflect total assets and revenues constituting four and one percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2005. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2005 is effective. Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Deloitte & Touche LLP, the Company’s independent registered public accounting firm who audited the Company’s consolidated financial statements, has issued a report on management’s assessment of the Company’s internal control over financial reporting as of December 31, 2005 which is included on page F-3 herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Advance Auto Parts, Inc. and Subsidiaries
Roanoke, Virginia

We have audited the accompanying consolidated balance sheets of Advance Auto Parts, Inc. and subsidiaries (the Company) as of December 31, 2005 and January 1, 2005, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Advance Auto Parts, Inc. and subsidiaries as of December 31, 2005 and January 1, 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

McLean, Virginia
March 14, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Advance Auto Parts, Inc. and Subsidiaries
Roanoke, Virginia

We have audited management’s assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Advance Auto Parts, Inc. and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control over Financial Reporting, management excluded from their assessment the internal control over financial reporting at Autopart International, Inc., which was acquired on September 14, 2005 and whose financial statements reflect total assets and revenues constituting four and one percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2005. Accordingly, our audit did not include the internal control over financial reporting at Autopart International, Inc. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated

Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Advance Auto Parts, Inc. and subsidiaries as of December 31, 2005 and January 1, 2005, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 and our report dated March 14, 2006 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

McLean, Virginia
March 14, 2006

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2005 and January 1, 2005
(in thousands, except per share data)

	December 31,	January 1,
Assets	2005	2005

Current assets:
Cash and cash equivalents	$40,783	$56,321
Receivables, net	94,689	101,969
Inventories, net	1,367,099	1,201,450
Other current assets	45,369	17,687
Total current assets	1,547,940	1,377,427
Property and equipment, net of accumulated depreciation of
$564,558 and $474,820	898,851	786,212
Assets held for sale	8,198	18,298
Goodwill	67,094	2,720
Other assets, net	20,066	17,305
	$2,542,149	$2,201,962
Liabilities and Stockholders' Equity
Current liabilities:
Bank overdrafts	$50,170	$20,184
Current portion of long-term debt	32,760	31,700
Financed vendor accounts payable	119,351	56,896
Accounts payable	629,248	587,948
Accrued expenses	265,437	198,479
Other current liabilities	44,498	65,918
Total current liabilities	1,141,464	961,125
Long-term debt	406,040	438,300
Other long-term liabilities	74,874	80,222
Commitments and contingencies
Stockholders' equity:
Preferred stock, nonvoting, $0.0001 par value,
10,000 shares authorized; no shares issued or outstanding	-	-
Common stock, voting, $0.0001 par value, 200,000
shares authorized; 109,637 shares issued and 108,198 outstanding
in 2005 and 113,917 issued and 108,367 outstanding in 2004	11	11
Additional paid-in capital	564,965	695,212
Treasury stock, at cost, 1,439 and 5,550 shares	(55,668)	(146,370)
Accumulated other comprehensive income	3,090	814
Retained earnings	407,373	172,648
Total stockholders' equity	919,771	722,315
	$2,542,149	$2,201,962

The accompanying notes to consolidated financial statements
are an integral part of these statements.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2005, January 1, 2005 and January 3, 2004
(in thousands, except per share data)

	Fiscal Years Ended
	2005	2004	2003

Net sales	$4,264,971	$3,770,297	$3,493,696
Cost of sales, including purchasing and warehousing costs	2,250,493	2,016,926	1,889,178
Gross profit	2,014,478	1,753,371	1,604,518
Selling, general and administrative expenses	1,605,986	1,424,613	1,305,867
Expenses associated with merger and integration	-	-	10,417
Operating income	408,492	328,758	288,234
Other, net:
Interest expense	(32,384)	(20,069)	(37,576)
Loss on extinguishment of debt	-	(3,230)	(47,288)
Other income, net	2,815	289	341
Total other, net	(29,569)	(23,010)	(84,523)
Income from continuing operations before provision for
income taxes and loss on discontinued operations	378,923	305,748	203,711
Provision for income taxes	144,198	117,721	78,424
Income from continuing operations before loss on
discontinued operations	234,725	188,027	125,287
Discontinued operations:
Loss from operations of discontinued Wholesale
Dealer Network (including loss on disposal of $2,693 in 2003)	-	(63)	(572)
Benefit for income taxes	-	(24)	(220)
Loss on discontinued operations	-	(39)	(352)
Net income	$234,725	$187,988	$124,935

The accompanying notes to consolidated financial statements
are an integral part of these statements.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS - (Continued)
For the Years Ended December 31, 2005, January 1, 2005 and January 3, 2004
(in thousands, except per share data)

	Fiscal Years Ended
	2005	2004	2003
Net income per basic share from:
Income from continuing operations before loss on
discontinued operations	$2.17	$1.70	$1.15
Loss on discontinued operations	-	-	(0.01)
	$2.17	$1.70	$1.14

Net income per diluted share from:
Income from continuing operations before loss on
discontinued operations	$2.13	$1.66	$1.12
Loss on discontinued operations	-	-	(0.01)
	$2.13	$1.66	$1.11

Average common shares outstanding	108,318	110,846	109,499
Dilutive effect of stock options	1,669	2,376	2,616
Average common shares outstanding - assuming dilution	109,987	113,222	112,115

The accompanying notes to consolidated financial statements
are an integral part of these statements.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2005, January 1, 2005 and January 3, 2004
(in thousands)

	Preferred Stock		Common Stock		Additional Paid-in	Treasury Stock, at cost		Stockholder Subscription	Accumulated Other Comprehensive	(Accumulated Deficit) Retained	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Receivable	Income	Earnings	Equity
Balance, December 28, 2002	-	$-	107,205	$10	$610,189	-	$-	$(976)	$(592)	$(140,275)	$468,356
Net income	-	-	-	-	-	-	-	-	-	124,935	124,935
Unrealized gain on hedge arrangement	-	-	-	-	-	-	-	-	63	-	63
Comprehensive income											124,998
Issuance of shares upon the exercise of stock options	-	-	3,401	-	25,407	-	-	-	-	-	25,407
Tax benefit related to exercise of stock options	-	-	-	-	7,964	-	-	-	-	-	7,964
Stock issued as compensation under employee stock purchase plan	-	-	220	-	3,543	-	-	-	-	-	3,543
Repayment of management loans	-	-	-	-	-	-	-	976	-	-	976
Balance, January 3, 2004	-	$-	110,826	$10	$647,103	-	$-	$-	$(529)	$(15,340)	$631,244
Net income	-	-	-	-	-	-	-	-	-	187,988	187,988
Unrealized gain on hedge arrangement	-	-	-	-	-	-	-	-	1,343	-	1,343
Comprehensive income											189,331
Issuance of shares upon the exercise of stock options	-	-	2,914	1	20,469	-	-	-	-	-	20,470
Tax benefit related to exercise of stock options	-	-	-	-	23,749	-	-	-	-	-	23,749
Stock issued as compensation under employee stock purchase plan	-	-	177	-	3,397	-	-	-	-	-	3,397
Treasury stock purchased	-	-	-	-	-	5,550	(146,370)	-	-	-	(146,370)
Other	-	-	-	-	494	-	-	-	-	-	494
Balance, January 1, 2005	-	$-	113,917	$11	$695,212	5,550	$(146,370)	$-	$814	$172,648	$722,315
Net income	-	-	-	-	-	-	-	-	-	234,725	234,725
Unrealized gain on hedge arrangement	-	-	-	-	-	-	-	-	2,276	-	2,276
Comprehensive income											237,001
Issuance of shares upon the exercise of stock options	-	-	2,727	-	28,696	-	-	-	-	-	28,696
Tax benefit related to exercise of stock options	-	-	-	-	30,300	-	-	-	-	-	30,300
Stock issued as compensation under employee stock purchase plan	-	-	110	-	3,286	-	-	-	-	-	3,286
Treasury stock purchased	-	-	-	-	-	3,011	(102,483)	-	-	-	(102,483)
Treasury stock retired	-	-	(7,122)	-	(193,185)	(7,122)	193,185	-	-	-	-
Other	-	-	5	-	656	-	-	-	-	-	656
Balance, December 31, 2005	-	$-	109,637	$11	$564,965	1,439	$(55,668)	$-	$3,090	$407,373	$919,771

The accompanying notes to consolidated financial statements
are an integral part of these statements.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2005, January 1, 2005 and January 3, 2004
(in thousands)

	Fiscal Years Ended
	2005	2004	2003
Cash flows from operating activities:
Net income	$234,725	$187,988	$124,935
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	119,938	104,877	100,737
Amortization of deferred debt issuance costs	620	1,082	1,470
Amortization of bond discount	-	-	3,640
Stock-based compensation	3,942	3,891	3,543
Loss on disposal of property and equipment, net	503	447	793
Provision for deferred income taxes	2,790	6,508	53,742
Tax benefit related to exercise of stock options	30,300	23,749	7,964
Loss on extinguishment of debt	-	3,230	47,288
Net decrease (increase) in, net of business acquisitions:
Receivables, net	21,819	(15,945)	17,775
Inventories, net	(130,426)	(87,669)	(64,893)
Other assets	(23,963)	1,750	(7,216)
Net increase (decrease) in, net of business acquisitions:
Accounts payable	35,610	19,673	97,535
Accrued expenses	32,805	12,581	(27,985)
Other liabilities	(3,452)	1,632	(3,407)
Net cash provided by operating activities	325,211	263,794	355,921
Cash flows from investing activities:
Purchases of property and equipment	(216,214)	(179,766)	(101,177)
Business acquisitions, net of cash acquired	(99,300)	-	-
Proceeds from sales of property and equipment	12,734	12,944	15,703
Net cash used in investing activities	(302,780)	(166,822)	(85,474)
Cash flows from financing activities:
Increase (decrease) in bank overdrafts	29,986	(10,901)	30,216
Increase in financed vendor accounts payable	62,455	56,896	-
Early extinguishment of debt	-	(105,000)	(647,462)
Borrowings on note payable	500	-	-
Borrowings under credit facilities	1,500	256,500	452,600
Payments on credit facilities	(33,200)	(126,500)	(99,300)
Payment of debt related costs	-	(3,509)	(38,330)
Repayment of management loans	-	-	976
Proceeds from exercise of stock options	28,696	20,470	25,407
Repurchase of common stock	(101,594)	(146,370)	-
(Decrease) increase in borrowings secured by trade receivables	(26,312)	6,276	3,048
Net cash used in financing activities	(37,969)	(52,138)	(272,845)
Net (decrease) increase in cash and cash equivalents	(15,538)	44,834	(2,398)
Cash and cash equivalents, beginning of period	56,321	11,487	13,885
Cash and cash equivalents, end of period	$40,783	$56,321	$11,487

The accompanying notes to consolidated financial statements
are an integral part of these statements.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
For the Years Ended December 31, 2005, January 1, 2005 and January 3, 2004
(in thousands)

	Fiscal Years Ended
	2005	2004	2003

Supplemental cash flow information:
Interest paid	$23,455	$15,616	$33,904
Income tax payments, net	115,408	86,051	10,126
Non-cash transactions:
Accrued purchases of property and equipment	39,105	21,479	9,324
Repurchases of common stock not settled	889	-	-
Retirement of common stock	193,185	-	-
Unrealized gain on hedge arrangements	2,276	1,343	63
Contingent payment accrued on acquisition	12,500	-	-
Accounts and note receivable upon disposal of property and equipment	2,714	1,225	-

The accompanying notes to consolidated financial statements
are an integral part of these statements.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, January 1, 2005 and January 3, 2004
(in thousands, except per share data)

1. Organization and Description of Business:

Advance Auto Parts, Inc. (“Advance”) conducts all of its operations through its wholly owned subsidiary, Advance Stores Company, Incorporated and its subsidiaries ("Stores"). Advance and Stores (collectively, the “Company”) operate 2,872 stores within the United States, Puerto Rico and the Virgin Islands. The Company operates 2,774 stores throughout 40 states in the Northeastern, Southeastern and Midwestern regions of the United States. These stores operate under the “Advance Auto Parts” trade name except for certain stores in the State of Florida which operate under the “Advance Discount Auto Parts” trade name. These stores offer a broad selection of brand name and proprietary automotive replacement parts, accessories and maintenance items for domestic and imported cars and light trucks, with no significant concentration in any specific area. In addition, the Company operates 36 stores under the “Western Auto” and “Advance Auto Parts” trade names, located primarily in Puerto Rico and the Virgin Islands. The Company also operates 62 stores under the “Autopart International” trade name throughout the Northeastern region of the United States.

2. Summary of Significant Accounting Policies:

Accounting Period

The Company's fiscal year ends on the Saturday nearest the end of December, which results in an extra week every six years. Accordingly, fiscal 2003 includes 53 weeks of operations. All other fiscal years presented include 52 weeks of operations.

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

Cash, Cash Equivalents and Bank Overdrafts

Cash and cash equivalents consist of cash in banks and money market funds with original maturities of three months or less. Bank overdrafts consist of net outstanding checks not yet presented to a bank for settlement.

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

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2005, January 1, 2005 and January 3, 2004
(in thousands, except per share data)

The Company recognizes other promotional incentives earned under long-term agreements as a reduction to cost of sales. These incentives are recognized based on the cumulative net purchases as a percentage of total estimated net purchases over the life of the agreement. The Company's margins could be impacted positively or negatively if actual purchases or results from any one year differ from its estimates; however, the impact over the life of the agreement would be the same. Short-term incentives (terms less than one year) are recognized as a reduction to cost of sales over the course of the agreements.

Amounts received or receivable from vendors that are not yet earned are reflected as deferred revenue in the accompanying consolidated balance sheets. Management's estimate of the portion of deferred revenue that will be realized within one year of the balance sheet date has been included in other current liabilities in the accompanying consolidated balance sheets. Total deferred revenue is $12,529 and $17,000 at December 31, 2005 and January 1, 2005, respectively. Earned amounts that are receivable from vendors are included in receivables, net on the accompanying consolidated balance sheets, except for that portion expected to be received after one year, which is included in other assets, net on the accompanying consolidated balance sheets.

Preopening Expenses

Preopening expenses, which consist primarily of payroll and occupancy costs, are expensed as incurred.

Advertising Costs

The Company expenses advertising costs as incurred in accordance with the American Institute of Certified Public Accountant’s Statement of Position, or SOP, 93-7, “Reporting on Advertising Costs.” Gross advertising expense incurred was approximately $95,702, $86,821 and $75,870 in fiscal 2005, 2004 and 2003, respectively.

Merger and Integration Costs

As a result of the acquisition of Discount Auto Parts (“Discount”) in 2001, the Company incurred costs related to, among other things, overlapping administrative functions and store conversions, all of which have been expensed as incurred. These costs are presented as expenses associated with the merger and integration in the accompanying statements of operations.

For the fiscal year ended January 3, 2004, the Company incurred $10,417 of merger and integration and merger-related restructuring expenses and none for the years ended December 31, 2005 and January 1, 2005, respectively.

Sales Returns and Allowances

The Company’s accounting policy for sales returns and allowances consists of establishing reserves for anticipated returns at the time of sale. The Company anticipated returns based on current sales levels and the Company’s historical return experience on a specific product basis.

Warranty Costs

The Company's vendors are primarily responsible for warranty claims. Warranty costs relating to merchandise (primarily batteries) and services sold under warranty, which are not covered by vendors' warranties, are estimated based on the Company's historical experience and are recorded in the period the product is sold. The Company has applied the disclosure requirements of Financial Accounting Standards Board, or FASB, Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including the Indirect Guarantees of Indebtedness of Others" as they relate to warranties. The following table presents changes in our defective and warranty reserves.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2005, January 1, 2005 and January 3, 2004
(in thousands, except per share data)

	December 31,	January 1,	January 3,
	2005	2005	2004

Defective and warranty reserve, beginning
of period	$10,960	$15,578	$15,620
Reserves established	14,268	13,071	13,755
Reserves utilized(1)	(13,876)	(17,689)	(13,797)
Defective and warranty reserve, end of
period	$11,352	$10,960	$15,578

(1)
Reserves at the beginning of fiscal 2004 included $1,656 of reserves established for the transition of the discontinued operations of the wholesale dealer network. Substantially all these reserves were utilized during fiscal 2004.

Revenue Recognition and Trade Receivables

The Company recognizes merchandise revenue at the point of sale to customers. The Company establishes reserves for returns and allowances at the time of sale based on current sales levels and historical return rates. The majority of sales are made for cash; however, the Company extends credit to certain commercial customers through a third-party provider of private label credit cards. In August 2005, the Company began using a new third party to process its private label credit card transactions subsequent to the sale of its existing credit card portfolio. Under the new arrangement, receivables under the private label credit card program are generally transferred to a new third-party provider with no recourse. The Company will continue to transfer a limited amount of receivables with recourse. The Company provides an allowance for doubtful accounts on receivables sold with recourse based upon factors related to credit risk of specific customers, historical trends and other information. Receivables sold with recourse are accounted for as a secured borrowing. Receivables and the related secured borrowings under the private label credit card were $587 and $26,898 at December 31, 2005 and January 1, 2005, respectively, and are included in accounts receivable and other current liabilities, respectively, in the accompanying consolidated balance sheets.

Earnings Per Share of Common Stock

Basic earnings per share of common stock has been computed based on the weighted-average number of common shares outstanding during the period. Diluted earnings per share of common stock reflects the increase in the weighted-average number of common shares outstanding assuming the exercise of outstanding stock options, calculated on the treasury stock method. There were 517, 510 and 89 antidilutive options for the fiscal years ended December 31, 2005, January 1, 2005 and January 3, 2004, respectively.

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

Accounting for Stock-Based Compensation

The Company has stock-based compensation plans including fixed stock option plans, deferred stock units and an employee stock purchase plan. As permitted under Statement of Financial Accounting Standard, or SFAS, No. 123, “Accounting for Stock-Based Compensation,” the Company accounts for its stock options using the intrinsic value method prescribed in Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees”, or APB No. 25. Under APB No. 25, compensation cost for stock options is measured as the excess, if

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2005, January 1, 2005 and January 3, 2004
(in thousands, except per share data)

any, of the market price of the Company’s common stock at the measurement date over the exercise price. Accordingly, the Company has not recognized compensation expense on the issuance of its fixed options as the exercise price equaled the fair market value of the underlying stock on the grant date. In addition, the Company has not recognized compensation expense under APB No. 25 for its employee stock purchase plan since it is a plan that qualifies under Section 423 of the Internal Revenue Code of 1986, as amended. The issuance of deferred stock units results in compensation expense as discussed in the Stock-Based Compensation footnote (Note 20).

As required by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure an amendment of FASB Statement No. 123,” the following table reflects the impact on net income and earnings per share as if the Company had adopted the fair value method of recognizing stock-based compensation costs as prescribed by SFAS No. 123.

	2005	2004	2003

Net income, as reported	$234,725	$187,988	$124,935
Add: Total stock-based employee compensation
expense included in reported net income, net
of related tax effects	225	304	-
Deduct: Total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects	(9,622)	(5,977)	(4,636)
Pro forma net income	$225,328	$182,315	$120,299

Net income per share:

Basic, as reported	$2.17	$1.70	$1.14
Basic, pro forma	2.08	1.64	1.10
Diluted, as reported	2.13	1.66	1.11
Diluted, pro forma	2.04	1.61	1.07

The fair value of each stock option was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2005	2004	2003

Risk-free interest rate	3.7%	3.3%	3.1%
Expected dividend yield	-	-	-
Expected stock price volatility	33.2%	34.3%	41.0%
Expected life of stock options	4 years	4 years	4 years

The weighted average fair value of stock options granted during fiscal 2005, 2004 and 2003 used in computing pro forma compensation expense was $10.54, $8.28 and $5.07 per share, respectively.

Goodwill and Other Intangible Assets

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company tests goodwill for impairment at least on an annual basis. Testing for impairment is a two-step process as prescribed in SFAS No. 142. The first step is a review for potential impairment, while the second step measures the amount of impairment, if any. Under the guidelines of SFAS No. 142, the Company is required to perform an impairment test at least on an annual basis at any time during the fiscal year provided the test is performed at the same time every year. The Company has elected to complete its annual impairment test as of the end of its third quarter. An impairment loss would be recognized when the assets’ fair value is below their carrying value.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2005, January 1, 2005 and January 3, 2004
(in thousands, except per share data)

Valuation of Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets under the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires the review for impairment of long-lived assets, whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable and exceeds its fair value.

Significant factors, which would trigger an impairment review, include the following:

•	Significant negative industry trends;

•	Significant changes in technology;

•	Significant underutilization of assets; and

•	Significant changes in how assets are used or are planned to be used.

When such an event occurs, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. These impairment evaluations involve estimates of asset useful lives and future cash flows. If the undiscounted expected future cash flows are less than the carrying amount of the asset and the carrying amount of the asset exceeds its fair value, an impairment loss is recognized. Management utilizes an expected present value technique, which uses a risk-free rate and multiple cash flow scenarios reflecting the range of possible outcomes, to estimate fair value of the asset. Actual useful lives and cash flows could differ from those estimated by management using these techniques, which could have a material affect on our results of operations, financial position or liquidity. There were no reductions to the carrying amounts currently assigned to the Company’s long-lived assets during fiscal years 2005, 2004 and 2003, respectively.

Financed Vendor Accounts Payable

In fiscal 2004, the Company entered a short-term financing program with a bank allowing it to extend its payment terms on certain merchandise purchases. The substance of the program is for the Company to borrow money from the bank to finance purchases from vendors. The Company records any discount given by the vendor to the value of its inventory and accretes this discount to the resulting short-term payable to the bank through interest expense over the extended term. At December 31, 2005 and January 1, 2005, $119,351 and $56,896, respectively, was payable to the bank by the Company under this program and is included in the accompanying condensed consolidated balance sheets as Financed Vendor Accounts Payable.

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
December 31, 2005, January 1, 2005 and January 3, 2004
(in thousands, except per share data)

Hedge Activities

The Company has entered into interest rate swap agreements to limit its cash flow risk on its variable rate debt. In March 2005, the Company entered into three interest rate swap agreements on an aggregate of $175,000 of debt under its senior credit facility. The detail for the individual swaps is as follows:

•	The first swap fixed the Company’s LIBOR rate at 4.153% on $50,000 of debt for a term of 48 months, expiring in March 2009.
•	The second swap fixed the Company’s LIBOR rate at 4.255% on $75,000 of debt for a term of 60 months, expiring in February 2010.
•	Beginning in March 2006, the third swap will fix the Company’s LIBOR rate at 4.6125% on $50,000 of debt for a term of 54 months, expiring in September 2010.

Additionally, the Company entered into two interest rate swap agreements in March 2003 to limit its cash flow risk on an aggregate of $125,000 of its variable rate debt. The first swap allows the Company to fix its LIBOR rate at 2.269% on $75,000 of debt for a term of 36 months, expiring in March 2006. The second swap, which fixed the Company’s LIBOR rate at 1.79% on $50,000 of variable rate debt, expired in March 2005.

In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” or SFAS No. 133 the fair value of these hedges is recorded as an asset or liability in the accompanying consolidated balance sheets at December 31, 2005 and January 1, 2005, respectively. The Company uses the “matched terms” accounting method as provided by Derivative Implementation Group Issue No. G9, “Assuming No Ineffectiveness When Critical Terms of the Hedging Instrument and the Hedge Transaction Match in a Cash Flow Hedge” for the interest rate swaps. Accordingly, the Company has matched the critical terms of each hedge instrument to the hedged debt. Therefore, the Company has recorded all adjustments to the fair value of the hedge instruments in accumulated other comprehensive income through the maturity date of the applicable hedge arrangement. The fair value at December 31, 2005 was an unrecognized gain of $3,090 on the swaps. Any amounts received or paid under these hedges will be recorded in the statement of operations as earned or incurred. Comprehensive income for the fiscal years ended December 31, 2005, January 1, 2005 and January 3, 2004 is as follows:

	December 31,	January 1,	January 3,
	2005	2005	2004
Net income	$234,725	$187,988	$124,935
Unrealized gain on hedge
arrangements	2,276	1,343	63
Comprehensive income	$237,001	$189,331	$124,998

Based on the estimated current and future fair values of the hedge arrangements at December 31, 2005, the Company estimates amounts currently included in accumulated other comprehensive income that will be reclassified to earnings in the next 12 months will consist of a gain of $1,101 associated with the interest rate swaps.

Segment Reporting

SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” defines how operating segments are determined and requires disclosures about products, services, major customers and geographic areas. Subsequent to the disposal of the Company’s Wholesale Distribution Network (Note 5) and prior to the acquisition of Autopart International, or AI, in September 2005, the Company operated in one business segment as defined by the provisions of SFAS No. 131. AI’s results of operations and financial position for the year ended December 31, 2005 were insignificant to our consolidated operations due to the timing of the acquisition. In addition, the Company is evaluating the nature of the AI operations as it relates to the Company’s consolidated operations and related segment disclosure requirements, if any.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2005, January 1, 2005 and January 3, 2004
(in thousands, except per share data)

Recent Accounting Pronouncements

In November 2004 the FASB issued SFAS No. 151, "Inventory Costs". The statement amends Accounting Research Bulletin No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. This statement requires that those items be recognized as current-period charges and requires that allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. This statement is effective for fiscal years beginning after June 15, 2005. The Company does not expect the adoption of this statement to have a material impact on its financial condition, results of operations or cash flows.

In December 2004 the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment", or SFAS No. 123R. SFAS No. 123R replaces SFAS No. 123 and supersedes APB Opinion No. 25 and subsequently issued stock option related guidance. SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. Entities will be required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.

The Company is required to apply SFAS No. 123R to all stock or stock-based awards outstanding and subsequently granted, modified or settled as of January 1, 2006. SFAS No. 123R requires the Company to use either the modified-prospective method or modified-retrospective method. Under the modified-prospective method, the Company must recognize compensation cost for all awards subsequent to adopting the standard and for the unvested portion of previously granted awards outstanding upon adoption. Under the modified-retrospective method, the Company must restate its previously issued financial statements to recognize the amounts the Company previously calculated and reported on a pro forma basis, as if the prior standard had been adopted. Under both methods, SFAS No. 123R permits the use of either the straight line or an accelerated method to amortize the cost as an expense for awards with graded vesting.

The Company has completed its analysis of the impact of SFAS No. 123R. It has decided to use the modified-prospective method of implementation as of January 1, 2006. The Company plans to use the Black-Scholes option pricing model to value all options and straight-line method to amortize this fair value as compensation cost over the required service period. The Company expects the implementation of SFAS No. 123R will decrease diluted earnings per share by approximately $0.12 for fiscal 2006.

In May 2005 the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” This statement replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3 “Reporting Accounting Changes in Interim Financial Statements.” This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The Company does not expect the adoption of this statement to have a material impact on its financial condition, results of operations or cash flows.

In March 2005 the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations - an interpretation of FASB Statement No. 143”, or FIN 47. FIN 47 clarifies the term conditional asset retirement obligation used in FASB No. 143, "Accounting for Asset Retirement Obligations", as a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 requires an entity to recognize a liability for a conditional asset retirement obligation if sufficient information exists to reasonably estimate fair value of the obligation. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2005, January 1, 2005 and January 3, 2004
(in thousands, except per share data)

value of a conditional asset retirement obligation. FIN 47 was effective for fiscal years ending after December 15, 2005. The Company adopted FIN 47 in the fourth quarter of fiscal 2005 with no impact to its financial condition, results of operations or cash flows.

In February 2006 the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140.” This statement simplifies accounting for certain hybrid instruments currently governed by SFAS No. 133 by allowing fair value remeasurement of hybrid instruments that contain an embedded derivative that otherwise would require bifurcation. This statement also eliminates the guidance in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” which provides such beneficial interests are not subject to SFAS No. 133. This statement amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125,” by eliminating the restriction on passive derivative instruments that a qualifying special-purpose entity may hold. This statement is effective for financial instruments acquired or issued after the beginning of the Company’s fiscal year 2007. The Company does not expect the adoption of this statement to have a material impact on its financial condition, results of operations or cash flows.

3. Acquisitions:

On September 14, 2005, the Company completed its acquisition of Autopart International, Inc. The acquisition, which included 61 stores throughout New England and New York, a distribution center and AI’s wholesale distribution business, will complement the Company’s growing presence in the Northeast. AI’s business serves the growing commercial market in addition to warehouse distributors and jobbers.

The acquisition has been accounted for under the provisions of SFAS No. 141, “Business Combinations”, or SFAS No. 141, and, accordingly, AI’s results of operations have been included in the Company’s consolidated statement of operations from the acquisition date to December 31, 2005. The total purchase price of AI consists of $87,440, of which $74,940 was paid upon closing with an additional $12,500 of contingent consideration payable no later than April 1, 2006 based upon AI satisfying certain earnings before interest, taxes, depreciation and amortization targets through December 31, 2005. Furthermore, an additional $12,500 is payable upon the achievement of certain synergies, as defined in the Purchase Agreement, through fiscal 2008. In accordance with SFAS No. 141, this additional payment does not represent contingent consideration and will be reflected in the statement of operations when earned. Due to the timing of this acquisition, the purchase price has preliminarily been allocated to the assets acquired and the liabilities assumed based upon estimates of fair values at the date of acquisition. This preliminary allocation resulted in the recognition of $50,439 in goodwill, all of which is deductible for tax purposes, and is subject to the finalization of the valuation of certain identifiable intangibles. The following table summarizes the amounts assigned to assets acquired and liabilities assumed at the date of acquisition:

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2005, January 1, 2005 and January 3, 2004
(in thousands, except per share data)

September 14,
2005

Cash	$223
Receivables	10,224
Inventories	28,913
Other current assets	812
Property and equipment	5,332
Goodwill	50,439
Other assets	447
Total assets acquired	$96,390

Accounts payable	(5,690)
Current liabilities	(3,054)
Other long-term liabilities	(206)
Total liabilities assumed	(8,950)

Net assets acquired	$87,440

The following unaudited pro forma information presents the results of operations of the Company as if the acquisition had taken place at the beginning of the applicable periods:

	December 31,	January 1,	January 3,
	2005	2005	2004

Net sales	$4,337,461	$3,857,646	$3,577,239
Net income	238,290	189,138	126,207
Earnings per diluted share	$2.17	$1.67	$1.13

In addition to the AI acquisition, the Company also completed the acquisition of substantially all the assets of Lappen Auto Supply during the third quarter, including 19 stores in the greater Boston area.

4. Catastrophic Losses and Insurance Recoveries:

During the second half of fiscal 2005, the Company suffered losses resulting from Hurricanes Katrina, Rita and Wilma as well as two stores damaged by fire. The Company has estimated and recognized the fixed costs of these events including the write-off of damaged merchandise at cost, damaged capital assets at net book value and required repair costs. Moreover, these hurricanes caused significant sales disruptions primarily from store closures, stores operating on limited hours and lower sales trends due to evacuations. The Company also incurred and recognized incremental expenses associated with compensating team members for scheduled work hours for which stores were closed and food and supplies provided to team members and their families. While these costs and sales disruptions are not recoverable from the Company’s insurance carrier, the Company does maintain property insurance against the fixed costs of the related physical damage including the recovery of damaged merchandise at retail values and damaged capital assets at replacement cost. Prior to December 31, 2005, the Company and the insurance carrier settled in full a claim for the retail value of certain merchandise inventory damaged by Hurricanes Katrina and Wilma. The Company has evaluated and recognized a receivable for the recovery of these fixed costs, net of deductibles. The following table represents the net impact of certain insured fixed costs less recoveries as reflected in the selling, general and administrative line of the accompanying condensed consolidated statement of operations for the fiscal year ended December 31, 2005. At December 31, 2005, seven stores remain closed as a result of these events.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2005, January 1, 2005 and January 3, 2004
(in thousands, except per share data)

	December 31,
	2005

Estimated fixed costs	$ 15,351
Insurance recovery of fixed costs, net of deductibles	(6,518)
Insurance recovery for merchandise inventories settled
during the year, net of deductibles	(8,941)

Net expense	$ (108	)(a)

(a) Does not include the earnings impact of sales disruptions.

The Company expects the above insurance recoveries that have not been settled in full will be collected within the next twelve months. The Company expects to recognize additional recoveries in future quarters primarily representing the remaining retail value of damaged merchandise and the replacement value of damaged capital assets not previously settled.

5. Discontinued Operations:

On December 19, 2003, the Company discontinued the supply of merchandise to its Wholesale Distribution Network, or Wholesale. Wholesale consisted of independently owned and operated dealer locations, for which the Company supplied merchandise inventory. This component of the Company’s business operated in the Company’s previously reported wholesale segment. The Company has accounted for the discontinuance of the wholesale segment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company has classified these operating results as discontinued operations in the accompanying consolidated statements of operations for the fiscal year ended January 3, 2004. For the fiscal year ended January 3, 2004, the Wholesale Distribution Network had revenues of $52,486. For the fiscal year ended January 1, 2005, the operating results related to the discontinued wholesale business were minimal as a result of recognizing an estimate of exit costs in fiscal 2003.

The discontinued wholesale segment, excluding certain allocated and team member benefit expenses, represented the entire results of operations previously reported in that segment. These excluded expenses represented $2,361 of allocated and team member benefit expenses for fiscal 2003, which remain a component of income from continuing operations and have therefore been excluded from discontinued operations. The Company has allocated corporate interest expenses incurred under the Company’s senior credit facility and subordinated notes. The allocated interest complies with the provisions of Emerging Issue Task Force No. 87-24, “Allocation of Interest to Discontinued Operations,” and is reported in discontinued operations on the accompanying statement of operations. This amount was $484 for fiscal 2003. The loss on the discontinued operations of Wholesale for fiscal 2003 included $2,693 of exit costs as follows:

Severance costs	$1,183
Warranty allowances	1,656
Other	(146)
Total exit costs	$2,693

6. Closed Store and Restructuring Liabilities:

The Company continually reviews the operating performance of its existing store locations and closes certain locations identified as under performing. Closing an under performing location has not resulted in the elimination of the operations and associated cash flows from the Company’s ongoing operations as the Company transfers those operations to another location in the local market. The Company maintains closed store liabilities that include

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2005, January 1, 2005 and January 3, 2004
(in thousands, except per share data)

liabilities for these exit activities and liabilities assumed through past acquisitions that are similar in nature but recorded by the acquired companies prior to acquisition. The Company had also maintained restructuring liabilities recorded through purchase accounting that reflected costs of the plan to integrate the acquired operations into the Company’s business. These integration plans related to the operations acquired in the fiscal 1998 merger with Western Auto Supply Company, or Western, and the fiscal 2001 acquisition of Discount. The following table presents a summary of the activity for both of these liabilities:

	Severance	Relocation	Other Exit Costs	Total
Closed Store Liabilities, December 28, 2002	$-	$-	$8,892	$8,892
New provisions	-	-	1,190	1,190
Change in estimates	-	-	1,522	1,522
Reserves utilized	-	-	(5,197)	(5,197)
Closed Store Liabilities, January 3, 2004	-	-	6,407	6,407
New provisions	-	-	1,141	1,141
Change in estimates	-	-	580	580
Reserves utilized	-	-	(3,541)	(3,541)
Closed Store Liabilities, January 1, 2005	-	-	4,587	4,587
New provisions	-	-	2,345	2,345
Change in estimates	-	-	465	465
Reserves utilized	-	-	(3,890)	(3,890)
Closed Store Liabilities, December 31, 2005	$-	$-	$3,507	$3,507

Restructuring Liabilities, December 28, 2002	1,652	25	2,626	4,303
Change in estimates	-	-	(1,178)	(1,178)
Reserves utilized	(1,598)	(25)	(452)	(2,075)
Restructuring Liabilities, January 3, 2004	54	-	996	1,050
Change in estimates	-	-	(86)	(86)
Reserves utilized	(54)	-	(486)	(540)
Restructuring Liabilities, January 1, 2005	-	-	424	424
Change in estimates	-	-	132	132
Reserves utilized	-	-	(249)	(249)
Restructuring Liabilities, December 31, 2005	-	-	307	307

Total Closed Store and Restructuring Liabilities
at December 31, 2005	$-	$-	$3,814	$3,814

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
December 31, 2005, January 1, 2005 and January 3, 2004
(in thousands, except per share data)

property and equipment, net on the accompanying consolidated balance sheets and did not affect the Company’s consolidated statement of operations. The closed store and restructuring liabilities are recorded in accrued expenses (current portion) and other long-term liabilities (long-term portion) in the accompanying consolidated balance sheets.

7. Receivables:

Receivables consist of the following:

	December 31,	January 1,
	2005	2005

Trade	$13,733	$34,654
Vendor	63,161	60,097
Installment	5,622	7,506
Insurance recovery	13,629	5,877
Other	3,230	1,938
Total receivables	99,375	110,072
Less: Allowance for doubtful accounts	(4,686)	(8,103)
Receivables, net	$94,689	$101,969

In August 2005, the Company began using a new third party provider to process its private label credit card transactions related to its commercial business. In conjunction with this transition, the Company sold the credit card portfolio for proceeds totaling $33,904. Accordingly, the Company’s previously recorded receivable balance recognized under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets”, of $34,684 and the corresponding allowance for doubtful accounts of $2,580 were reduced to zero. Additionally, the Company repaid its borrowings previously secured by these trade receivables; the overall impact was a benefit of $1,800 recorded as a reduction of bad debt expense.

8. Inventories, net

Inventories are stated at the lower of cost or market, cost being determined using the last-in, first-out ("LIFO") method for approximately 93% and 92% of inventories at December 31, 2005 and January 1, 2005, respectively. Under the LIFO method, the Company’s cost of sales reflects the costs of the most currently purchased inventories while the inventory carrying balance represents the costs relating to prices paid in prior years. The Company’s costs to acquire inventory have been generally decreasing in recent years as a result of its significant growth. Accordingly, the cost to replace inventory is less than the LIFO balances carried for similar product. The Company recorded an increase in cost of sales of $526 for fiscal year ended 2005 and reductions to cost of sales of $11,212 and $2,156 for fiscal years ended 2004 and 2003, respectively.

The remaining inventories are comprised of product cores, which consist of the non-consumable portion of certain parts and batteries and are valued under the first-in, first-out ("FIFO") method. Core values are included as part of our merchandise costs and are either passed on to the customer or returned to the vendor. Additionally, these products are not subject to the frequent cost changes like our other merchandise inventory, thus, there is no material difference from applying either the LIFO or FIFO valuation methods.

The Company capitalizes certain purchasing and warehousing costs into inventory. Purchasing and warehousing costs included in inventory, at FIFO, at December 31, 2005 and January 1, 2005, were $92,833 and $81,458, respectively. Inventories consist of the following:

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2005, January 1, 2005 and January 3, 2004
(in thousands, except per share data)

	December 31,	January 1,
	2005	2005
Inventories at FIFO, net	$1,294,310	$1,128,135
Adjustments to state inventories at LIFO	72,789	73,315
Inventories at LIFO, net	$1,367,099	$1,201,450

Replacement cost approximated FIFO cost at December 31, 2005 and January 1, 2005.

Inventory quantities are tracked through a perpetual inventory system. The Company uses a cycle counting program in all distribution centers, Parts Delivered Quickly warehouses, or PDQs, Local Area Warehouses, or LAWs, and retail stores to ensure the accuracy of the perpetual inventory quantities of both merchandise and core inventory. The Company establishes reserves for estimated shrink based on historical accuracy and effectiveness of the cycle counting program. The Company also establishes reserves for potentially excess and obsolete inventories based on current inventory levels of discontinued product and the historical analysis of the liquidation of discontinued inventory below cost. The nature of the Company’s inventory is such that the risk of obsolescence is minimal and excess inventory has historically been returned to the Company’s vendors for credit. The Company provides reserves when less than full credit is expected from a vendor or when liquidating product will result in retail prices below recorded costs. The Company’s reserves against inventory for these matters were $22,825 and $21,929 at December 31, 2005 and January 1, 2005, respectively.

9. Property and Equipment:

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

Depreciation of land improvements, buildings, furniture, fixtures and equipment, and vehicles is provided over the estimated useful lives, which range from 2 to 40 years, of the respective assets using the straight-line method. Amortization of building and leasehold improvements is provided over the shorter of the original useful lives of the respective assets or the term of the lease using the straight-line method. The term of the lease is generally the initial term of the lease unless external economic factors exist such that renewals are reasonably assured in which case, the renewal period would be included in the lease term for purposes of establishing an amortization period. Depreciation and amortization expense was $119,938, $104,877 and $100,737 for the fiscal years ended 2005, 2004 and 2003, respectively.

Property and equipment consists of the following:

	Original	December 31,	January 1,
	Useful Lives	2005	2005
Land and land improvements	0 - 10 years	$212,110	$187,624
Buildings	40 years	295,699	240,447
Building and leasehold improvements	10 - 40 years	159,568	133,415
Furniture, fixtures and equipment	3 - 12 years	745,142	632,312
Vehicles	2 - 10 years	35,339	32,963
Construction in progress		11,035	29,936
Other		4,516	4,335
		1,463,409	1,261,032
Less - Accumulated depreciation and amortization		(564,558)	(474,820)
Property and equipment, net		$898,851	$786,212

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2005, January 1, 2005 and January 3, 2004
(in thousands, except per share data)

The Company capitalized approximately $6,584, $4,625 and $5,423 incurred for the development of internal use computer software in accordance with the American Institute of Certified Public Accountant’s Statement of Position 98-1, “Accounting for the Cost of Computer Software Developed or Obtained for Internal Use” during fiscal 2005, fiscal 2004 and fiscal 2003, respectively. These costs are included in the furniture, fixtures and equipment category above and are depreciated on the straight-line method over three to seven years.

10. Assets Held for Sale

The Company applies SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which requires that long-lived assets and certain identifiable intangible assets to be disposed of be reported at the lower of the carrying amount or the fair market value less selling costs. At December 31, 2005 and January 1, 2005, the Company’s assets held for sale were $8,198 and $18,298, respectively, primarily consisting of closed stores as a result of the Discount integration and a closed distribution center.

11. Accrued Expenses:

Accrued expenses consist of the following:

	December 31,	January 1,
	2005	2005
Payroll and related benefits	$58,553	$50,753
Warranty	11,352	10,960
Capital expenditures	39,105	21,479
Self-insurance reserves	39,840	30,605
Other	116,587	84,682
Total accrued expenses	$265,437	$198,479

12. Other Long-term Liabilities:

Other long-term liabilities consist of the following:

	December 31,	January 1,
	2005	2005
Employee benefits	$17,253	$18,658
Restructuring and closed store liabilities	2,231	3,122
Deferred income taxes	36,958	43,636
Other	18,432	14,806
Total other long-term liabilities	$74,874	$80,222

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2005, January 1, 2005 and January 3, 2004
(in thousands, except per share data)

13. Long-term Debt:

Long-term debt consists of the following:

	December 31,	January 1,
	2005	2005
Senior Debt:
Tranche A, Senior Secured Term Loan at variable interest
rates (5.66% and 3.92% at December 31, 2005 and January 1, 2005,
respectively), due September 2009	$170,000	$200,000
Tranche B, Senior Secured Term Loan at variable interest
rates (5.89% and 4.17% at December 31, 2005 and January 1, 2005,
respectively), due September 2010	168,300	170,000
Delayed Draw, Senior Secured Term Loan at variable interest
rates (5.91% and 4.22% at December 31, 2005 and January 1, 2005,
respectively), due September 2010	100,000	100,000
Revolving facility at variable interest rates
(5.66% and 3.92% at December 31, 2005 and January 1, 2005,
respectively) due September 2009	-	-
Other	500	-
	438,800	470,000
Less: Current portion of long-term debt	(32,760)	(31,700)
Long-term debt, excluding current portion	$406,040	$438,300

On November 3, 2004, the Company entered into a new amended and restated $670,000 senior credit facility. This new senior credit facility initially provided for a $200,000 tranche A term loan and a $170,000 tranche B term loan. Proceeds from these term loans were used to refinance the Company's previously existing tranche D and E term loans and revolver under the Company's previous senior credit facility. Additionally, the new senior credit facility initially provided for a $100,000 delayed draw term loan, which was available exclusively for stock buybacks under the Company's stock repurchase program, and a $200,000 revolving facility, or the revolver (which provides for the issuance of letters of credit with a sub limit of $70,000).

In conjunction with this refinancing, the Company wrote-off existing deferred financing costs related to the Company's tranche D and E term loans in accordance with EITF Issue No. 96-19, "Debtor's Accounting for a Modification or Exchange of Debt Instruments". The write-off of these costs combined with the related refinancing costs incurred to set up the new credit facility resulted in a loss on extinguishment of debt of $2,818 in the accompanying consolidated statements of operations for the year ended January 1, 2005. During fiscal 2004, prior to the refinancing of its credit facility, the Company repaid $105,000 in debt prior to its scheduled maturity. In conjunction with these partial repayments, the Company wrote-off deferred financing costs in the amount of $412, which is classified as a loss on extinguishment of debt in the accompanying consolidated statement of operations for the year ended January 1, 2005.

At December 31, 2005, the senior credit facility provided for (1) $438,300 in term loans (as detailed above) and (2) $200,000 under a revolving credit facility (which provides for the issuance of letters of credit with a sub limit of $70,000). As of December 31, 2005, the Company had $54,579 in letters of credit outstanding, which reduced availability under the credit facility to $145,421. In addition to the letters of credit, the Company maintains approximately $1,607 in surety bonds issued by its insurance provider primarily to utility providers and the departments of revenue for certain states. These letters of credit and surety bonds generally have a term of one year or less.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2005, January 1, 2005 and January 3, 2004
(in thousands, except per share data)

The tranche A term loan currently requires scheduled repayments of $7,500 on March 31, 2006 and quarterly thereafter through December 31, 2006, $10,000 on March 31, 2007 and quarterly thereafter through December 31, 2007, $12,500 on March 31, 2008 and quarterly thereafter through June 30, 2009 and $25,000 due at maturity on September 30, 2009. The tranche B term loan currently requires scheduled repayments of $425 on March 31, 2006 and quarterly thereafter, with a final payment of $160,650 due at maturity on September 30, 2010. The delayed draw term loan currently requires scheduled repayments of 0.25% of the aggregate principal amount outstanding on March 31, 2006 and quarterly thereafter, with a final payment due at maturity on September 30, 2010. The revolver expires on September 30, 2009. In addition, the Pennsylvania Department of Community and Economic Development machinery and equipment loan fund, or MELF, loan currently requires nominal monthly principal repayments ranging from $5 to $7 until maturity on January 1, 2010.

The interest rates on the tranche A and B term loans, the delayed term loan and the revolver are based, at the Company’s option, on an adjusted LIBOR rate, plus a margin, or an alternate base rate, plus a margin. The current margin for the tranche A term loan and revolver is 1.25% and 0.25% per annum for the adjusted LIBOR and alternate base rate borrowings, respectively. The current margin for the tranche B loan and the delayed draw term loan is 1.50% and 0.50% per annum for the adjusted LIBOR and alternative base rate borrowings, respectively. Additionally, a commitment fee of 0.25% per annum will be charged on the unused portion of the revolver, payable in arrears. The effective interest rate on the MELF loan is 2.75%.

Borrowings under the senior credit facility are required to be prepaid, subject to certain exceptions, with (1) 50% of the Excess Cash Flow (as defined in the senior credit facility) unless the Company’s Senior Leverage Ratio (as defined in the senior credit facility) at the end of any fiscal year is less than or equal to 1.00, in which case 25% of Excess Cash Flow for such fiscal year will be required to be repaid, (2) 100% of the net cash proceeds of all asset sales or other dispositions of property by the Company and its subsidiaries, subject to certain exceptions (including exceptions for reinvestment of certain asset sale proceeds within 270 days of such sale and certain sale-leaseback transactions), and (3) 100% of the net proceeds of certain issuances of debt or equity by the Company and its subsidiaries.

Voluntary prepayments and voluntary reductions of the unutilized portion of the revolver are permitted in whole or in part, at the Company’s option, in minimum principal amounts specified in the senior credit facility, without premium or penalty, subject to reimbursement of the lenders’ redeployment costs in the case of a prepayment of adjusted LIBOR borrowings other than on the last day of the relevant interest period. Voluntary prepayments will (1) generally be allocated among the facilities on a pro rata basis (based on the then outstanding principal amount of the loans under each facility) and (2) within each such facility, be applied to the installments under the amortization schedule within the following 12 months under such facility until eliminated. All remaining amounts of prepayments will be applied pro rata to the remaining amortization payments under such facility. The senior credit facility also provides for customary events of default, including non-payment defaults, covenant defaults and cross-defaults to the Company's other material indebtedness.

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
December 31, 2005, January 1, 2005 and January 3, 2004
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

As of December 31, 2005, the Company was in compliance with the covenants of the senior credit facility. Substantially all of the net assets of the Company’s subsidiaries are restricted at December 31, 2005.

At December 31, 2005, the aggregate future annual maturities of long-term debt are as follows:

2006	$32,760
2007	32,093
2008	63,450
2009	52,771
2010	257,573
Thereafter	153
$438,800

14. Stock Repurchase Program:

During the third quarter of fiscal 2005, the Company's Board of Directors authorized a stock repurchase program of up to $300,000 of the Company's common stock plus related expenses. The program, which became effective August 15, 2005, replaced the remaining portion of a $200,000 stock repurchase program authorized by the Company’s Board of Directors during fiscal 2004. The program allows the Company to repurchase its common stock on the open market or in privately negotiated transactions from time to time in accordance with the requirements of the Securities and Exchange Commission. During fiscal 2005, the Company repurchased a total of 1,530,675 shares of common stock under the new program, at an aggregate cost of $59,452, or an average price of $38.84 per share, excluding related expenses. At December 31, 2005, 20,800 shares remained unsettled representing $889. During the prior repurchase program, the Company repurchased 7,029,900 shares of common stock at an aggregate cost of $189,160, or an average price of $26.91 per share, excluding related expenses.

During the third quarter of fiscal 2005, the Company also retired 7,121,850 shares of common stock, of which 91,950 shares were repurchased under the $300,000 stock repurchase plan and 7,029,900 shares were repurchased under the prior $200,000 stock repurchase program.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2005, January 1, 2005 and January 3, 2004
(in thousands, except per share data)

15. Income Taxes:

Provision (benefit) for income taxes from continuing operations for fiscal 2005, fiscal 2004 and fiscal 2003 consists of the following:

	Current	Deferred	Total
2005-
Federal	$124,978	$(1,343)	$123,635
State	16,430	4,133	20,563
	$141,408	$2,790	$144,198
2004-
Federal	$102,171	$1,318	$103,489
State	9,042	5,190	14,232
	$111,213	$6,508	$117,721
2003-
Federal	$23,759	$44,820	$68,579
State	923	8,922	9,845
	$24,682	$53,742	$78,424

The provision (benefit) for income taxes from continuing operations differed from the amount computed by applying the federal statutory income tax rate due to:

	2005	2004	2003
Income from continuing operations
at statutory U.S. federal income tax rate	$132,623	$107,012	$71,298
State income taxes, net of federal
income tax benefit	13,366	9,251	6,399
Non-deductible interest & other expenses	(3)	745	1,263
Valuation allowance	75	236	(1,002)
Other, net	(1,863)	477	466
	$144,198	$117,721	$78,424

During the years ended January 1, 2005 and January 3, 2004, the Company had a loss from operations of the discontinued Wholesale Dealer Network of $63 and $572, respectively. The Company recorded an income tax benefit of $24 and $220 related to these discontinued operations for the years ended January 1, 2005 and January 3, 2004, respectively.

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

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2005, January 1, 2005 and January 3, 2004
(in thousands, except per share data)

	December 31,	January 1,
	2005	2005
Deferred income tax assets	$42,167	$40,009
Valuation allowance	(1,104)	(1,029)
Deferred income tax liabilities	(113,150)	(108,277)
Net deferred income tax liabilities	$(72,087)	$(69,297)

At December 31, 2005 and January 1, 2005, the Company has cumulative net deferred income tax liabilities of $72,087 and $69,297, respectively. The gross deferred income tax assets also include state net operating loss carryforwards, or NOLs, of approximately $1,579 and $3,720, respectively. These NOLs may be used to reduce future taxable income and expire periodically through fiscal year 2024. The Company believes it will realize these tax benefits through a combination of the reversal of temporary differences, projected future taxable income during the NOL carryforward periods and available tax planning strategies. Due to uncertainties related to the realization of certain deferred tax assets for NOLs in various jurisdictions, the Company recorded a valuation allowance of $1,104 as of December 31, 2005 and $1,029 as of January 1, 2005. The amount of deferred income tax assets realizable, however, could change in the near future if estimates of future taxable income are changed.

Temporary differences which give rise to significant deferred income tax assets (liabilities) are as follows:

	December 31,	January 1,
	2005	2005
Current deferred income tax liabilities
Inventory differences	$(68,250)	$(57,127)
Accrued medical and workers compensation	16,134	13,701
Accrued expenses not currently deductible for tax	16,661	15,194
Net operating loss carryforwards	326	2,152
Tax credit carryforwards	-	419
Total current deferred income tax assets (liabilities)	$(35,129)	$(25,661)
Long-term deferred income tax liabilities
Property and equipment	(44,900)	(52,605)
Postretirement benefit obligation	6,649	6,975
Net operating loss carryforwards	1,253	1,568
Valuation allowance	(1,104)	(1,029)
Other, net	1,144	1,455
Total long-term deferred income tax assets (liabilities)	$(36,958)	$(43,636)

These amounts are recorded in other current assets, other current liabilities, other assets and other long-term liabilities in the accompanying consolidated balance sheets, as appropriate.

The Company currently has certain years that are open to audit by the Internal Revenue Service. In addition, the Company has certain years that are open for audit by various state and foreign jurisdictions for income taxes and sales, use and excise taxes. In management's opinion, any amounts assessed will not have a material effect on the Company's financial position, results of operations or liquidity.

16. Lease Commitments:

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
December 31, 2005, January 1, 2005 and January 3, 2004
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

At December 31, 2005, future minimum lease payments due under non-cancelable operating leases with lease terms ranging from one year through the year 2024 are as follows:

		Related
	Other (a)	Parties (a)	Total
2006	$214,702	$2,345	$217,047
2007	192,880	2,020	194,900
2008	175,219	1,937	177,156
2009	155,255	1,652	156,907
2010	134,040	1,584	135,624
Thereafter	764,474	2,130	766,604
	$1,636,570	$11,668	$1,648,238

(a)  The Other and Related Parties columns include stores closed as a result of the Company's restructuring plans.

At December 31, 2005 and January 1, 2005, future minimum sub-lease income to be received under non-cancelable operating leases is $7,929 and $8,413, respectively.

Net rent expense for fiscal 2005, fiscal 2004 and fiscal 2003 was as follows:

	2005	2004	2003
Minimum facility rentals	$191,897	$169,449	$154,461
Contingent facility rentals	1,334	1,201	1,395
Equipment rentals	4,128	5,128	5,117
Vehicle rentals	11,316	6,007	7,104
	208,675	181,785	168,077
Less: Sub-lease income	(3,665)	(3,171)	(3,223)
	$205,010	$178,614	$164,854

Rental payments to related parties of approximately $2,925 in fiscal 2005, $3,044 in fiscal 2004 and $3,011 in fiscal 2003 are included in net rent expense for open stores. Rent expense associated with closed locations is included in other selling, general and administrative expenses.

17. Installment Sales Program:

A subsidiary of the Company maintains an in-house finance program, which offers financing to retail customers. Finance charges of $1,763, $2,257 and $3,380 on the installment sales program are included in net sales in the accompanying consolidated statements of operations for the fiscal years ended December 31, 2005, January 1, 2005 and January 3, 2004, respectively. The cost of administering the installment sales program is included in selling, general and administrative expenses.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2005, January 1, 2005 and January 3, 2004
(in thousands, except per share data)

18. Contingencies:

In the case of all known contingencies, the Company accrues for an obligation, including estimated legal costs, when it is probable and the amount is reasonably estimable. As facts concerning contingencies become known to the Company, the Company reassesses its position with respect to accrued liabilities and other potential exposures. Estimates that are particularly sensitive to future change include tax and legal matters, which are subject to change as events evolve, and as additional information becomes available during the administrative and litigation process.

The Company’s Western Auto subsidiary, together with other defendants including automobile manufacturers, automotive parts manufacturers and other retailers, has been named as a defendant in lawsuits alleging injury as a result of exposure to asbestos-containing products. The Company and some of its subsidiaries also have been named as defendants in many of these lawsuits. The plaintiffs have alleged that these products were manufactured, distributed and/or sold by the various defendants. To date, these products have included brake and clutch parts and roofing materials. Many of the cases pending against the Company or its subsidiaries are in the early stages of litigation. The damages claimed against the defendants in some of these proceedings are substantial. Additionally, some of the automotive parts manufacturers named as defendants in these lawsuits have declared bankruptcy, which will limit plaintiffs’ ability to recover monetary damages from those defendants. Although the Company diligently defends against these claims, the Company may enter into discussions regarding settlement of these and other lawsuits, and may enter into settlement agreements, if it believes settlement is in the best interests of the Company’s shareholders. The Company believes that most of these claims are at least partially covered by insurance. Based on discovery to date, the Company does not believe the cases currently pending will have a material adverse effect on the Company’s operating results, financial position or liquidity. However, if the Company was to incur an adverse verdict in one or more of these claims and was ordered to pay damages that were not covered by insurance, these claims could have a material adverse affect on its operating results, financial position and liquidity. If the number of claims filed against the Company or any of its subsidiaries alleging injury as a result of exposure to asbestos-containing products increases substantially, the costs associated with concluding these claims, including damages resulting from any adverse verdicts, could have a material adverse effect on its operating results, financial position or liquidity in future periods.

The Company is involved in various types of legal proceedings arising from claims of employment discrimination or other types of employment matters as a result of claims by current and former employees. The damages claimed against the Company in some of these proceedings are substantial; however, because of the uncertainty of the outcome of such legal proceedings and because the Company’s liability, if any, arising from such legal matters, including the size of any damages awarded if plaintiffs are successful in litigation or any negotiated settlement, could vary widely, the Company cannot reasonably estimate the possible loss or range of loss which may arise. The Company is also involved in various other claims and legal proceedings arising in the normal course of business. Although the final outcome of these legal matters cannot be determined, based on the facts presently known, it is management’s opinion that the final outcome of such claims and lawsuits will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

The Company is self-insured for general and automobile liability, workers' compensation and the health care claims of its team members although the Company maintains stop-loss coverage with third-party insurers to limit its total liability exposure. Liabilities associated with these losses are calculated for claims filed and claims incurred but not yet reported at the Company's estimate of their ultimate cost based upon analyses of historical data, demographic and severity factors and periodic valuations provided by third-party actuaries. Management monitors new claims and claim development as well as negative trends related to the claims incurred but not reported in order to assess the adequacy of the Company’s insurance reserves. While the Company does not expect the amounts ultimately paid to differ significantly from its estimates, the self-insurance reserves could be affected if future claim experience differs significantly from the historical trends and the actuarial assumptions.

The Company accrues for tax contingencies when it is probable that a liability to a taxing authority has been incurred and the amount of the contingency can be reasonably estimated, based on past experience. The Company’s tax contingency reserve is adjusted for changes in circumstances and additional uncertainties, such as significant amendments to existing tax law, both legislated and concluded through the various jurisdictions’ tax court systems. The Company had a tax contingency reserve of $7,588 and $7,576 at December 31, 2005 and January 1, 2005,

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2005, January 1, 2005 and January 3, 2004
(in thousands, except per share data)

respectively. It is the opinion of the Company’s management that the possibility is remote that costs in excess of those reserved for will have a material adverse impact on the Company’s financial position, results of operations or liquidity.

The Company has entered into employment agreements with certain team members that provide severance pay benefits under certain circumstances after a change in control of the Company or upon termination of the team member by the Company. The maximum contingent liability under these employment agreements is approximately $1,617 and $2,491 at December 31, 2005 and January 1, 2005, respectively, of which nothing has been accrued.

19. Benefit Plans:

401(k) Plan

The Company maintains a defined contribution team member benefit plan, which covers substantially all team members after one year of service and have attained the age of twenty-one. The plan allows for team member salary deferrals, which are matched at the Company’s discretion. Company contributions were $6,779, $6,752 and $6,398 in fiscal 2005, fiscal 2004, and fiscal 2003, respectively.

The Company also maintains a profit sharing plan covering Western team members that was frozen prior to the Western Merger on November 2, 1998. This plan covered all full-time team members who had completed one year of service and had attained the age of twenty-one.

Deferred Compensation

During third quarter of fiscal 2003, the Company established an unqualified deferred compensation plan for certain team members. The Company has accounted for the unqualified deferred compensation plan in accordance with EITF 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested.” The liability related to the former Discount deferred compensation plan, which was terminated in May 2002, was merged into the new plan. This plan provides for a minimum and maximum deferral percentage of the team member base salary and bonus, as determined by the Retirement Plan Committee. The Company establishes and maintains a deferred compensation liability for this plan. The Company funds this liability by remitting the team member’s deferrals to a Rabbi Trust where these deferrals are invested in certain life insurance contracts. Accordingly, any change in the cash surrender value on these contracts, which is held in the Rabbi Trust to fund the deferred compensation liability, is recognized in the Company’s consolidated statement of operations. At December 31, 2005 and January 1, 2005 these liabilities were $2,693 and $1,840, respectively.

The Company maintains an unfunded deferred compensation plan established for certain key team members of Western prior to the fiscal 1998 Western merger. The Company assumed the plan liability of $15,253 through the Western merger. The plan was frozen at the date of the Western merger. As of December 31, 2005 and January 1, 2005, $1,321 and $1,598, respectively, was accrued for these plans with the current portion included in accrued expenses and the long-term portion in other long-term liabilities in the accompanying consolidated balance sheets.

Postretirement Plan

The Company provides certain health care and life insurance benefits for eligible retired team members through a postretirement plan, or the Plan. These benefits are subject to deductibles, co-payment provisions and other limitations. The Plan has no assets and is funded on a cash basis as benefits are paid. During the second quarter of fiscal 2004, the Company amended the Plan to exclude outpatient prescription drug benefits to Medicare eligible retirees effective January 1, 2006. Due to this negative plan amendment, the Company's accumulated postretirement benefit obligation was reduced by $7,557, resulting in an unrecognized negative prior service cost in the same amount. The unrecognized negative prior service cost is being amortized over the 13-year estimated remaining life expectancy of the plan participants as allowed under SFAS No. 106, “Employers Accounting for Postretirement Benefits Other Than Pensions.”

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2005, January 1, 2005 and January 3, 2004
(in thousands, except per share data)

Other financial information related to the plans was determined by the Company’s independent actuaries. The measurement date used by the actuaries was October 31 of each fiscal year. The following provides a reconciliation of the accrued benefit obligation included in other long-term liabilities in the accompanying consolidated balance sheets, recorded and the funded status of the plan as of December 31, 2005 and January 1, 2005:

	2005	2004
Change in benefit obligation:
Benefit obligation at beginning of the year	$14,625	$22,750
Service cost	-	2
Interest cost	802	1,004
Benefits paid	(1,513)	(1,239)
Plan amendment	-	(7,557)
Actuarial gain	(203)	(335)
Benefit obligation at end of the year	13,711	14,625
Change in plan assets:
Fair value of plan assets at beginning of the year	-	-
Employer contributions	1,513	1,239
Participant contributions	2,336	2,485
Benefits paid	(3,849)	(3,724)
Fair value of plan assets at end of year	-	-

Reconciliation of funded status:
Funded status	(13,711)	(14,625)
Unrecognized transition obligation	-	-
Unrecognized prior service cost	(6,531)	(7,112)
Unrecognized actuarial loss	3,929	4,371
Accrued postretirement benefit cost	$(16,313)	$(17,366)

Net periodic postretirement benefit cost is as follows:

	2005	2004	2003

Service cost	$-	$2	$5
Interest cost	802	1,004	1,485
Amortization of the transition obligation	-	-	1
Amortization of the prior service cost	(581)	(436)	-
Amortization of recognized net losses	239	250	146
	$460	$820	$1,637

The health care cost trend rate was assumed to be 12.5% for 2006, 11.5% for 2007, 10.0% for 2008, 9.5% for 2009, 8.5% for 2010, 8.0% for 2011 and 5.0% to 7.0% for 2012 and thereafter. If the health care cost were increased 1% for all future years the accumulated postretirement benefit obligation would have increased by $472 as of December 31, 2005. The effect of this change on the combined service and interest cost would have been an increase of $72 for 2005. If the health care cost were decreased 1% for all future years the accumulated postretirement benefit obligation would have decreased by $450 as of December 31, 2005. The effect of this change on the combined service and interest cost would have been a decrease of $76 for 2005.

The postretirement benefit obligation and net periodic postretirement benefit cost was computed using the following weighted average discount rates as determined by the Company’s actuaries for each applicable year:

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2005, January 1, 2005 and January 3, 2004
(in thousands, except per share data)

	2005	2004

Postretirement benefit obligation	5.50%	5.75%
Net periodic postretirement benefit cost	5.75%	6.25%

The Company expects plan contributions to completely offset benefits paid. The following table summarizes the Company's expected benefit payments (net of retiree contributions) to be paid for each of the following fiscal years:

Amount
2006	$1,033
2007	1,163
2008	1,209
2009	1,268
2010	1,283
2011-2015	6,174

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

20. Stock-Based Compensation:

During fiscal 2004, the Company established the Advance Auto Parts, Inc. 2004 Long-Term Incentive Plan, or the LTIP. The LTIP was created to enable the Company to continue to attract and retain team members of exceptional managerial talent upon whom, in large measure, its sustained progress, growth and profitability depends. The LTIP replaces the Company’s previous senior executive stock option plan and executive stock option plan. The stock options that remained available for future grant under these predecessor plans became available under the LTIP and thus, no stock options will be available for grant under those plans. The stock options authorized to be granted are non-qualified stock options and terminate on the seventh anniversary of the grant date. Additionally, the stock options vest over a three-year period in equal installments beginning on the first anniversary grant date.

In addition to stock options, the Company also has the ability to offer additional types of equity incentives as allowed under the LTIP. Accordingly, during fiscal 2004, the Company created the Advance Auto Parts, Inc. Deferred Stock Unit Plan for Non-Employee Directors and Selected Executives, or the DSU Plan. The DSU Plan provides for the annual grant of deferred stock units, or DSUs, to the Company’s Board of Directors as allowed under the LTIP. Each DSU is equivalent to one share of common stock of the Company. The DSUs are immediately vested upon issuance but are held on behalf of the director until he or she ceases to be a director. The DSUs are then distributed to the director following his or her last date of service.

The Company granted six and nine DSUs in fiscal years 2005 and 2004, respectively at a weighted average fair value of $39.65 and $27.71, respectively. For fiscal years 2005 and 2004, respectively, the Company recognized a total of $237 and $494, on a pre-tax basis, in compensation expense related to these DSU grants. Additionally, the DSU Plan provides for the deferral of compensation as earned in the form of an annual retainer for board members and wages for certain highly compensated employees of the Company. These deferred stock units are payable to the participants at a future date or over a specified time period as elected by the participants in accordance with the DSU Plan.

Shares authorized for grant under the LTIP are 8,620 at December 31, 2005 and January 1, 2005. Subsequent to December 31, 2005, the Company granted 2,049 stock options at an exercise price of $40.45.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2005, January 1, 2005 and January 3, 2004
(in thousands, except per share data)

Total option activity for the last three fiscal years was as follows:

	2005		2004		2003
		Weighted-		Weighted-		Weighted-
	Number of	Average	Number of	Average	Number of	Average
Plan	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price
Fixed Price Options
Outstanding at beginning of year	6,840	$15.77	8,117	$10.03	8,304	$8.75
Granted	2,237	34.01	2,028	26.08	1,878	14.52
Exercised	(2,727)	10.53	(2,914)	7.03	(1,901)	8.59
Forfeited	(158)	24.15	(391)	14.93	(164)	14.11
Outstanding at end of year	6,192	$24.46	6,840	$15.77	8,117	$10.03

Other Options
Outstanding at beginning of year	-	$-	-	$-	1,500	$6.00
Exercised	-	-	-	-	(1,500)	6.00
Outstanding at end of year	-	$-	-	$-	-	$-

For each of the Company’s option grants during fiscal years 2005, 2004 and 2003, the Company granted options at prices consistent with the market price of its stock on each respective grant date. Information related to the Company’s options by range of exercise prices is as follows:

	Number of Shares Outstanding	Weighted- Average Exercise Price of Outstanding Shares	Weighted- Average Remaining Contractual Life of Shares in years)	Number of Shares Exercisable	Weighted Price of Exercise Price of Exercisable Shares
$5.61-$13.46	1,267	$12.17	3.7	814	$11.46
$14.00-$25.94	1,140	17.12	3.8	977	15.99
$26.21-$29.12	1,588	26.29	5.0	461	26.31
$30.05-$33.37	1,883	33.37	6.1	-	31.49
$33.57-$42.10	314	38.17	6.2	14	39.46
	6,192	$24.46	4.9	2,266	$16.52

As permitted under SFAS No. 123, the Company accounts for its stock options using the intrinsic value method prescribed in APB Opinion No. 25. Under APB Opinion No. 25, compensation cost for stock options is measured as the excess, if any, of the market price of the Company’s common stock at the measurement date over the exercise price. Accordingly, the Company has not recognized compensation expense on the issuance of its stock options because the exercise price equaled the fair market value of the underlying stock on the grant date. No compensation expense was required for the fiscal years ended December 31, 2005, January 1, 2005 and January 3, 2004.

The Company maintains an employee stock purchase plan, which qualifies as a non-compensatory plan under Section 423 of the Internal Revenue Code of 1986, as amended. In May 2002, the Company registered 2,100 shares with the Securities and Exchange Commission to be issued under the plan. Through 2005 all eligible team members could elect to have a portion of compensation paid in the form of Company stock in lieu of cash calculated at 85% of fair market value at the beginning or end of the quarterly purchase period. As a result of the non-compensatory nature of this plan, the Company has not recognized compensation expense under APB No. 25. However, the Company has recognized the value of its stock issued under the plan as non-cash compensation in selling, general

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 31, 2005, January 1, 2005 and January 3, 2004
(in thousands, except per share data)

and administrative expenses of the accompanying consolidated statements of operations.

There are annual limitations on team member elections of either $25 per team member or ten percent of compensation, whichever is less. Under the plan, team members acquired 110, 177 and 220 shares in fiscal years 2005, 2004 and 2003, respectively. At December 31, 2005, there were 1,551 shares available to be issued under the plan. Effective January 1, 2006, the plan was amended such that eligible team members may purchase common stock at 95% of fair market value.

21. Fair Value of Financial Instruments:

The carrying amount of cash and cash equivalents, receivables, bank overdrafts, accounts payable, borrowings secured by receivables and current portion of long-term debt approximates fair value because of the short maturity of those instruments. The carrying amount for variable rate long-term debt approximates fair value for similar issues available to the Company. The Company’s interest rate swaps are presented at fair value as stated in its accounting policy on hedge activities (Note 2).

22. Quarterly Financial Data (unaudited):

The following table summarizes quarterly financial data for fiscal years 2005 and 2004:

2005	First	Second	Third	Fourth
	(16 weeks)	(12 weeks)	(12 weeks)	(12 weeks)
Net sales	$1,258,364	$1,023,146	$1,019,736	$963,725
Gross profit	600,931	482,050	481,415	450,082
Income from continuing operations	68,647	65,929	60,793	39,356
Net income	68,647	65,929	60,793	39,356

Basic earning per share(2)	0.64	0.61	0.56	0.36
Diluted earnings per share(2)	0.63	0.60	0.55	0.36

2004 (1)	First	Second	Third	Fourth
	(16 weeks)	(12 weeks)	(12 weeks)	(12 weeks)
Net sales	$1,122,918	$908,412	$890,161	$848,806
Gross profit	520,898	422,302	416,515	393,656
Income from continuing operations	51,343	53,229	51,399	32,056
(Loss) income on discontinued operations	(52)	6	(6)	13
Net income	51,291	53,235	51,393	32,069

Basic earnings per share(2)	0.46	0.47	0.46	0.29
Diluted earnings per share(2)	0.45	0.47	0.45	0.29

Note: Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with per share amounts for the year.

(1)	The results of operations for the four quarters of fiscal 2004 reflect the reclassification of the wholesale operating results as discontinued operations.
(2)	Amounts reflect the effect of a three-for-two stock split of the Company’s common stock distributed on September 23, 2005.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Advance Auto Parts, Inc. and Subsidiaries
Roanoke, Virginia

We have audited the consolidated financial statements of Advance Auto Parts, Inc. and subsidiaries (the Company) as of December 31, 2005 and January 1, 2005, and for each of the three years in the period ended December 31, 2005, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, and have issued our reports thereon dated March 14, 2006; such consolidated financial statements and reports are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedules of the Company, listed in Item 15 (a) (2). These consolidated financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

McLean, Virginia
March 14, 2006

ADVANCE AUTO PARTS, INC.
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
Condensed Parent Company Balance Sheets
December 31, 2005 and January 1, 2005
(in thousands, except per share data)

	December 31,	January 1,
	2005	2005
Assets
Cash and cash equivalents	$23	$23
Receivables, net	295	-
Other current assets	3	203
Investment in subsidiary	1,162,060	894,528
Total assets	$1,162,381	$894,754

Liabilities and stockholders' equity
Accrued expenses	$57	$58
Other long-term liabilities	242,553	172,381
Total liabilities	242,610	172,439
Stockholders' equity
Preferred stock, nonvoting, $0.0001 par value,
10,000 shares authorized; no shares issued or outstanding	-	-
Common stock, voting $0.0001 par value; 200,000
shares authorized; 109,637 shares issued and 108,198 outstanding
in 2005 and 113,917 issued 108,367 outstanding in 2004	11	11
Additional paid-in capital	564,965	695,212
Treasury stock, at cost, 1,439 and 5,550 shares	(55,668)	(146,370)
Accumulated other comprehensive income	3,090	814
Retained earnings	407,373	172,648
Total stockholders' equity	919,771	722,315
Total liabilities and stockholders' equity	$1,162,381	$894,754

The accompanying notes to condensed parent company financial statements are an integral part of these statements.

ADVANCE AUTO PARTS, INC.
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
Condensed Parent Company Statement of Operations
For the Years Ended December 31, 2005, January 1, 2005 and January 3, 2004
(in thousands, except per share data)

	For the Years Ended
	2005	2004	2003

Selling, general and administrative expenses	$165	$166	$170
Interest expense	-	-	(3,277)
Interest income	-	-	10
Equity in earnings of subsidiaries	234,831	188,789	131,985
Loss on debt extinguishment	-	-	(7,025)
Income tax (benefit) provision	(59)	635	(3,412)
Net income	$234,725	$187,988	$124,935

Net income per basic share	$2.17	$1.70	$1.14
Net income per diluted share	$2.13	$1.66	$1.11

Average common shares outstanding	108,318	110,846	109,499
Dilutive effect of stock options	1,669	2,376	2,616
Average common shares outstanding - assuming dilution	109,987	113,222	112,115

The accompanying notes to condensed parent company financial statements are an integral part of these statements.

ADVANCE AUTO PARTS, INC.
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
Condensed Parent Company Statements of Cash Flows
For the Years Ended December 31, 2005, January 1, 2005 and January 3, 2004
(in thousands)

	For the Years Ended
	2005	2004	2003

Cash flows from operating activities:
Net income	$234,725	$187,988	$124,935
Adjustments to reconcile net income to net cash
(used in) provided by operations:
Amortization of deferred debt issuance costs	-	-	57
Amortization of bond discount	-	-	3,220
Provision for deferred income taxes	-	56	12,314
Equity in earnings of subsidiary	(234,831)	(188,789)	(131,985)
Loss on extinguishment of debt	-	-	7,025
Net (increase) decrease in working capital	(95)	(211)	819
Net cash (used in) provided by operating activities	(201)	(956)	16,385
Cash flows from investing activities:
Change in net intercompany with subsidiaries	201	956	(16,903)
Net cash provided by (used in) investing activities	201	956	(16,903)
Cash flows from financing activities:	-	-	-
Net decrease in cash and cash equivalents	-	-	(518)
Cash and cash equivalents, beginning of year	23	23	541
Cash and cash equivalents, end of year	$23	$23	$23

Supplemental cash flow information:
Interest paid	$-	$-	$-
Income taxes paid, net	-	-	-
Noncash transactions:
Early extinguishment of debt paid funded by Stores	$-	$-	$(91,050)
Payment of debt related costs funded by Stores	-	-	(5,862)
Retirement of common stock	193,185	-	-
Proceeds received by Advance Stores from stock transactions
under the Parent's stock subscription plan and Stores stock option plan	28,696	20,470	26,383
Repurchase of Parent's common stock	(101,594)	(146,370)	-

The accompanying notes to condensed parent company financial statements are an integral part of these statements.

ADVANCE AUTO PARTS, INC.
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
Notes to Condensed Parent Company Statements
December 31, 2005 and January 1, 2005
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

2. Organization

Advance Auto Parts, Inc. (“the Company”) is a holding company, which was the 100% shareholder of Advance Stores Company, Incorporated and its subsidiaries ("Stores") during the periods presented. The parent/subsidiary relationship between the Company and Stores includes certain related party transactions. These transactions consist primarily of interest on intercompany advances, dividends, capital contributions and allocations of certain costs. Deferred income taxes have not been provided for financial reporting and tax basis differences on the undistributed earnings of the subsidiaries.

3. Summary of Significant Accounting Policies

Accounting Period

The Company's fiscal year ends on the Saturday nearest the end of December, which results in an extra week every six years. Accordingly, fiscal 2003 includes 53 weeks of operations. All other fiscal years presented include 52 weeks of operations.

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

See Notes to Consolidated Financial Statements for Additional Disclosures.

ADVANCE AUTO PARTS, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at						Balance at
	Beginning	Charges to					End of
Allowance for doubtful accounts receivable:	of Period	Expenses	Deductions		Other		Period
January 3, 2004	$8,965	$4,096	$(3,931	)(1)	$-		$9,130
January 1, 2005	9,130	2,236	(3,263	)(1)	-		8,103
December 31, 2005	8,103	2,081	(6,066	)(1)	568	(2)	4,686

(1) Accounts written off during the period. These amounts did not impact our statement of operations for any year presented.
(2) Reserves assumed in the acquisition of Autopart International.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 15, 2006

ADVANCE AUTO PARTS, INC.

	By:	/s/ Michael O. Moore
Michael O. Moore Executive Vice President, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael N. Coppola	President and Chief Executive	March 15, 2006
Michael N. Coppola	Officer (Principal Executive
Officer)

/s/ Michael O. Moore	Executive Vice President, Chief	March 15, 2006
Michael O. Moore	Financial Officer (Principal
Financial and Accounting
Officer)

/s/ Lawrence P. Castellani	Chairman of the Board of Directors	March 15, 2006
Lawrence P. Castellani

/s/ William L. Salter	Lead Director	March 15, 2006
William L. Salter

/s/ John C. Brouillard	Director	March 15, 2006
John C. Brouillard

/s/ Darren R. Jackson	Director	March 15, 2006
Darren R. Jackson

/s/ William S. Oglesby	Director	March 15, 2006
William S. Oglesby

/s/ Gilbert T. Ray	Director	March 15, 2006
Gilbert T. Ray

/s/ Carlos A. Saladrigas	Director	March 15, 2006
Carlos A. Saladrigas

/s/ Francesca Spinelli	Director	March 15, 2006
Francesca Spinelli

S-1

EXHIBIT INDEX

Exhibit Number	Description

3.1(8)	Restated Certificate of Incorporation of Advance Auto Parts, Inc. (“Advance Auto”)(as amended on May 19, 2004).
3.2(2)	Bylaws of Advance Auto.
10.1(9)
Amended and Restated Credit Agreement dated as of November 3, 2004 among Advance Auto, Advance Stores Company, Incorporated (“Advance Stores”), the lenders party thereto, JPMorgan Chase Bank (“JPMorgan Chase”), as administrative agent, Suntrust Bank and Wachovia Bank, National Association, as syndication agents, and U.S. Bank N.A. and Bank of America N.A., as documentation agents.

10.2(6)	Amended and Restated Pledge Agreement dated as of December 5, 2003 among Advance Auto, Advance Stores, the subsidiary pledgors listed therein and JPMorgan Chase, as collateral agent.
10.3(4)	Guarantee Agreement dated as of November 28, 2001 among Advance Auto, the Subsidiary Guarantors listed therein and JP Morgan Chase, as collateral agent.
10.4(4)	Indemnity, Subrogation and Contribution Agreement dated as of November 28, 2001 among Advance Auto, Advance Stores, the Guarantors listed therein and JP Morgan Chase, as collateral agent.
10.5(9)	Amended and Restated Security Agreement dated as of November 3, 2004 among Advance Auto, Advance Stores, the subsidiary guarantors listed therein and JPMorgan Chase, as collateral agent.
10.6(1)	Lease Agreement dated as of March 16, 1995 between Ki, L.C. and Advance Stores for its corporate offices located at 5673 Airport Road, Roanoke, Virginia, as amended.
10.7(1)	Lease Agreement dated as of January 1, 1997 between Nicholas F. Taubman and Advance Stores for the distribution center located at 1835 Blue Hills Drive, N.E., Roanoke, Virginia, as amended.
10.8(3)	Advance Auto 2001 Senior Executive Stock Option Plan.
10.9(3)	Form of Advance Auto 2001 Senior Executive Stock Option Agreement.
10.10(3)	Advance Auto 2001 Executive Stock Option Plan.
10.11(3)	Form of Advance Auto 2001 Stock Option Agreement.
10.12(1)	Form of Employment and Non-Competition Agreement between Felts, Haan, Klasing, Vaughn, Wade, Weatherly and Wirth and Advance Stores.
10.13(8)	Form of Indemnity Agreement between each of the directors of Advance Auto and Advance Auto, as successor in interest to Advance Holding.
10.14(3)	Form of Advance Auto 2001 Stock Option Agreement for holders of Discount fully converted options.
10.15(3)
Purchase Agreement dated as of October 31, 2001 among Advance Stores, Advance Trucking Corporation, LARALEV, INC., Western Auto Supply Company, J.P. Morgan Securities Inc., Credit Suisse First Boston Corporation and Lehman Brothers Inc.

10.16(4)	Joinder to the Purchase Agreement dated as of November 28, 2001 by and among Advance Aircraft
Company, Inc., Advance Merchandising Company, Inc., WASCO Insurance Agency, Inc., Western Auto of Puerto Rico, Inc., Western Auto of St. Thomas, Inc., Discount, DAP Acceptance Corporation, J.P. Morgan Securities, Inc., Credit Suisse First Boston Corporation and Lehman Brothers Inc.
10.17(5)	Form of Master Lease dated as of February 27, 2001 by and between Dapper Properties I, II and III, LLC and Discount.
10.18(4)	Form of Amendment to Master Lease dated as of December 28, 2001 between Dapper Properties I, II and III, LLC and Discount.
10.19(5)	Form of Sale-Leaseback Agreement dated as of February 27, 2001 by and between Dapper Properties I, II and III, LLC and Discount.
10.20(4)
Substitution Agreement dated as of November 28, 2001 by and among GE Capital Franchise Finance Corporation, Washington Mutual Bank, FA, Dapper Properties I, II and III, LLC, Autopar Remainder I, II and III, LLC, Discount and Advance Stores.

10.21(4)
First Amendment to Substitution Agreement dated as of December 28, 2001 by and among GE Capital Franchise Finance Corporation, Washington Mutual Bank, FA, Dapper Properties I, II and III, LLC, Autopar Remainder I, II and III, LLC, Discount, Advance Stores and Western Auto Supply Company.

10.22(4)	Form of Amended and Restated Guaranty of Payment and Performance dated as of December 28, 2001 by Advance Stores in favor of Dapper Properties I, II and III, LLC.
10.23(9)	Amendment and Restatement Agreement dated as of November 3, 2004, among Advance Auto, Advance Stores, the lenders party thereto and JP Morgan Chase, as administrative agent.

Exhibit Number	Description

10.24(9)	Reaffirmation Agreement dated as of November 3, 2004 among Advance Auto, Advance Stores, the lenders party thereto and JP Morgan Chase, as administrative agent and collateral agent.
10.25(7)	Advance Auto Parts, Inc. 2004 Long-Term Incentive Plan.
10.26(7)	Form of Advance Auto Parts, Inc. 2004 Long-Term Incentive Plan Stock Option Agreement.
10.27(7)	Form of Advance Auto Parts, Inc. 2004 Long-Term Incentive Plan Award Notice.
10.28(7)	Advance Auto Parts, Inc. Deferred Stock Unit Plan for Non-Employee Directors and Selected Executives.
10.29(10)	Summary of Executive Compensation Arrangement for Oreson.
10.30(11)	Senior credit facility amendment.
10.31(12)	Severance, Release and Noncompetition Agreement dated March 4, 2005 among Advance Auto, Advance Stores Company, Incorporated and Robert E. Hedrick.
10.32(13)	Severance, Release and Noncompetition Agreement among Advance Auto, Advance Stores Company, Incorporated and Jeffrey T. Gray.
10.33(14)	Summary of Executive Compensation Arrangements for Coppola, Wade, Murray, Moore, Mueller and Klasing.
10.34	Amended Advance Auto Parts, Inc. Employee Stock Purchase Plan.
10.35	Advance Auto Parts, Inc. Deferred Compensation Plan.
10.36	Advance Auto Parts, Inc. 2006 Executive Bonus Plan.
21.1	Subsidiaries of Advance Auto.
23.1	Consent of Deloitte & Touche LLP.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed on June 4, 1998 as an exhibit to Registration Statement on Form S-4 (No. 333-56013) of Advance Stores Company, Incorporated.
(2)	Furnished on August 31, 2001 as an exhibit to Registration Statement on Form S-4 (No. 333-68858) of Advance Auto Parts, Inc.
(3)	Furnished on November 6, 2001 as an exhibit to Amendment No. 2 to Registration Statement on Form S-4 (No. 333-68858) of Advance Auto Parts, Inc.
(4)	Filed on January 22, 2002 as an exhibit to Registration Statement on Form S-4 (No. 333-81180) of Advance Stores Company, Incorporated.
(5)	Filed on April 2, 2001 as an exhibit to the Quarterly Report on Form 10-Q of Discount.
(6)	Filed on December 30, 2003 as an exhibit to Current Report on Form 8-K of Advance Auto Parts, Inc.
(7)	Filed on August 16, 2004 as an exhibit to the Quarterly Report on Form 10-Q of Advance Auto Parts, Inc.
(8)	Filed on May 20, 2004 as an exhibit to Current Report on Form 8-K of Advance Auto Parts, Inc.
(9)	Filed on November 9, 2004 as an exhibit to Current Report on Form 8-K of Advance Auto Parts, Inc.
(10)	Filed on May 24, 2005 as an exhibit to Current Report on Form 8-K of Advance Auto Parts, Inc.
(11)	Filed on November 17, 2005 as an exhibit to the Quarterly Report on Form 10-Q of Advance Auto Parts, Inc.
(12)	Filed on March 10, 2005 as an exhibit to Current Report on Form 8-K of Advance Auto Parts, Inc.
(13)	Filed on January 4, 2006 as an exhibit to Current Report on Form 8-K of Advance Auto Parts, Inc.
(14)	Filed on December 29, 2005 as an exhibit to Current Report on Form 8-K of Advance Auto Parts, Inc.