Form 10-Q
period 2006-04-22
ADVANCE AUTO PARTS INC
filed 2006-06-01
CIK 1158449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 22, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________.

Commission file number 001-16797

ADVANCE AUTO PARTS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	54-2049910 (I.R.S. Employer Identification No.)

5673 Airport Road, Roanoke, Virginia 24012
(Address of Principal Executive Offices)
(Zip Code)

(540) 362-4911
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report).

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 30, 2006, the registrant had outstanding 105,975,485 shares of Common Stock, par value $0.0001 per share (the only class of common stock of the registrant outstanding).

i

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
April 22, 2006 and December 31, 2005
(in thousands, except per share data)
(unaudited)

	April 22,	December 31,
Assets	2006	2005

Current assets:
Cash and cash equivalents	$55,350	$40,783
Receivables, net	84,779	94,689
Inventories, net	1,420,889	1,367,099
Other current assets	28,742	45,369
Total current assets	1,589,760	1,547,940
Property and equipment, net of accumulated depreciation of
$599,840 and $564,558	932,455	898,851
Assets held for sale	5,106	8,198
Goodwill	67,208	67,094
Other assets, net	21,199	20,066
	$2,615,728	$2,542,149
Liabilities and Stockholders' Equity
Current liabilities:
Bank overdrafts	$21,923	$50,170
Current portion of long-term debt	35,261	32,760
Financed vendor accounts payable	125,433	119,351
Accounts payable	696,559	629,248
Accrued expenses	282,916	265,437
Other current liabilities	46,786	44,498
Total current liabilities	1,208,878	1,141,464
Long-term debt	395,343	406,040
Other long-term liabilities	72,002	74,874
Commitments and contingencies
Stockholders' equity:
Preferred stock, nonvoting, $0.0001 par value,
10,000 shares authorized; no shares issued or outstanding	-	-
Common stock, voting, $0.0001 par value, 200,000
shares authorized; 108,017 shares issued and 106,960 outstanding
in 2006 and 109,637 issued and 108,198 outstanding in 2005	11	11
Additional paid-in capital	502,072	564,965
Treasury stock, at cost, 1,057 and 1,439 shares	(42,083)	(55,668)
Accumulated other comprehensive income	4,530	3,090
Retained earnings	474,975	407,373
Total stockholders' equity	939,505	919,771
	$2,615,728	$2,542,149

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
For the Sixteen Week Periods Ended
April 22, 2006 and April 23, 2005
(in thousands, except per share data)
(unaudited)

	Sixteen Week Periods Ended
	April 22,	April 23,
	2006	2005

Net sales	$1,393,010	$1,258,364
Cost of sales, including purchasing and warehousing costs	727,842	657,433
Gross profit	665,168	600,931
Selling, general and administrative expenses	538,870	480,717
Operating income	126,298	120,214
Other, net:
Interest expense	(10,163)	(8,911)
Other income, net	620	320
Total other, net	(9,543)	(8,591)
Income before provision for income taxes	116,755	111,623
Provision for income taxes	42,674	42,976
Net income	$74,081	$68,647

Basic earnings per share	$0.69	$0.64

Diluted earnings per share	$0.68	$0.63

Average common shares outstanding	107,879	107,261
Dilutive effect of stock options	1,376	1,894
Average common shares outstanding - assuming dilution	109,255	109,155

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the Sixteen Week Periods Ended
April 22, 2006 and April 23, 2005
(in thousands)
(unaudited)

	Sixteen Week Periods Ended
	April 22,	April 23,
	2006	2005
Cash flows from operating activities:
Net income	$74,081	$68,647
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	39,833	35,010
Amortization of deferred debt issuance costs	193	193
Stock-based compensation	5,045	-
Loss on disposal of property and equipment, net	173	372
Benefit for deferred income taxes	(1,163)	(2,640)
Excess tax benefit from stock-based compensation	(2,663)	-
Tax benefit related to exercise of stock options	-	4,062
Net decrease (increase) in:
Receivables, net	9,716	10,736
Inventories, net	(53,790)	(107,847)
Other assets	15,454	(8,558)
Net increase in:
Accounts payable	67,311	88,678
Accrued expenses	10,130	40,791
Other liabilities	1,974	3,957
Net cash provided by operating activities	166,294	133,401
Cash flows from investing activities:
Purchases of property and equipment	(77,954)	(59,497)
Proceeds from sales of property and equipment	5,111	1,414
Net cash used in investing activities	(72,843)	(58,083)
Cash flows from financing activities:
(Decrease) increase in bank overdrafts	(28,247)	1,404
Increase in financed vendor accounts payable	6,082	38,535
Dividends paid	(6,479)	-
Payments on note payable	(21)	-
Borrowings under credit facilities	-	1,500
Payments on credit facilities	(8,175)	(9,425)
Proceeds from the issuance of common stock, primarily exercise
of stock options	8,576	7,804
Excess tax benefit from stock-based compensation	2,663	-
Repurchase of common stock	(53,327)	(42,978)
Increase in borrowings secured by trade receivables	44	3,209
Net cash (used in) provided by financing activities	(78,884)	49
Net increase in cash and cash equivalents	14,567	75,367
Cash and cash equivalents, beginning of period	40,783	56,321
Cash and cash equivalents, end of period	$55,350	$131,688

Supplemental cash flow information:
Interest paid	$7,373	$6,079
Income tax payments, net	20,622	17,809
Non-cash transactions:
Accrued purchases of property and equipment	36,852	22,355
Repurchases of common stock not settled	13,154	-
Retirement of common stock	79,177	-
Unrealized gain (loss) on hedge arrangements	1,440	(362)

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Sixteen Week Periods Ended April 22, 2006 and April 23, 2005
(in thousands, except per share data)
(unaudited)

1.	Basis of Presentation:

The accompanying condensed consolidated financial statements include the accounts of Advance Auto Parts, Inc. and its wholly owned subsidiaries, or the Company. All significant intercompany balances and transactions have been eliminated in consolidation.

The condensed consolidated balance sheets as of April 22, 2006 and December 31, 2005, the condensed consolidated statements of operations for the sixteen week periods ended April 22, 2006 and April 23, 2005, and the condensed consolidated statements of cash flows for the sixteen week periods ended April 22, 2006 and April 23, 2005, have been prepared by the Company. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial position of the Company, the results of its operations and cash flows have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s consolidated financial statements for the fiscal year ended December 31, 2005.

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

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Sixteen Week Periods Ended April 22, 2006 and April 23, 2005
(in thousands, except per share data)
(unaudited)

Amounts received or receivable from vendors that are not yet earned are reflected as deferred revenue in the accompanying condensed consolidated balance sheets. Management's estimate of the portion of deferred revenue that will be realized within one year of the balance sheet date has been included in other current liabilities in the accompanying condensed consolidated balance sheets. Earned amounts that are receivable from vendors are included in receivables, net on the accompanying condensed consolidated balance sheets, except for that portion expected to be received after one year, which is included in other assets, net on the accompanying condensed consolidated balance sheets.

Preopening Expenses

Preopening expenses, which consist primarily of payroll and occupancy costs, are expensed as incurred.

Sales Returns and Allowances

The Company’s accounting policy for sales returns and allowances consists of establishing reserves for anticipates returns at the time of sale. The Company anticipates returns based on current sales levels and the Company’s historical return experience on a specific product basis.

Warranty Costs

The Company's vendors are primarily responsible for warranty claims. Warranty costs relating to merchandise (primarily batteries) and services sold under warranty, which are not covered by vendors' warranties, are estimated based on the Company's historical experience and are recorded in the period the product is sold. The Company has applied the disclosure requirements of Financial Accounting Standards Board, or FASB, Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including the Indirect Guarantees of Indebtedness of Others" as they relate to warranties. The following table presents changes in the Company’s defective and warranty reserves.

	April 22,	December 31,
	2006	2005
	(16 weeks ended)	(52 weeks ended)
Defective and warranty reserve, beginning of period	$11,352	$10,960
Reserves established	4,133	14,268
Reserves utilized	(4,278)	(13,876)
Defective and warranty reserve, end of period	$11,207	$11,352

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

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Sixteen Week Periods Ended April 22, 2006 and April 23, 2005
(in thousands, except per share data)
(unaudited)

Stock Split

On August 10, 2005, the Company’s Board of Directors declared a three-for-two stock split of the Company’s common stock, effected as a 50% stock dividend. The dividend was distributed on September 23, 2005 to holders of record as of September 9, 2005 and the Company’s stock began trading on a post-split basis on September 26, 2005. All share and per share amounts in the accompanying condensed consolidated financial statements have been restated to reflect the effect of the stock split.

Goodwill and Other Intangible Assets

In accordance with Statement of Financial Accounting Standard, or SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company tests goodwill for impairment at least on an annual basis. Testing for impairment is a two-step process as prescribed in SFAS No. 142. The first step is a review for potential impairment, while the second step measures the amount of impairment, if any. Under the guidelines of SFAS No. 142, the Company is required to perform an impairment test at least on an annual basis at any time during the fiscal year provided the test is performed at the same time every year. The Company has elected to complete its annual impairment test as of the end of its third quarter. An impairment loss would be recognized when the assets’ fair value is below their carrying value.

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

Significant factors triggering an impairment review would include significant negative industry trends, significant changes in technology, significant underutilization of assets and significant changes in how assets are used or are planned to be used.

When such an event occurs, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. These impairment evaluations involve estimates of asset useful lives and future cash flows. If the undiscounted expected future cash flows are less than the carrying amount of the asset and the carrying amount of the asset exceeds its fair value, an impairment loss is recognized. Management utilizes an expected present value technique, which uses a risk-free rate and multiple cash flow scenarios reflecting the range of possible outcomes, to estimate fair value of the asset. Actual useful lives and cash flows could differ from those estimated by management using these techniques, which could have a material affect on our results of operations, financial position or liquidity. There were no reductions to the carrying amounts currently assigned to the Company’s long-lived assets during the sixteen weeks ended April 22, 2006 or April 23, 2005, respectively

Financed Vendor Accounts Payable

The Company has a short-term financing program with a bank for certain merchandise purchases. The substance of the program is for the Company to borrow money from the bank to finance its purchases from vendors. The Company records any discount given by the vendor to the value of its inventory and accretes this discount to the resulting short-term payable to the bank through interest expense over the extended term. At April 22, 2006 and December 31, 2005, $125,433 and $119,351, respectively, was payable to the bank by the Company under this program and is included in the accompanying condensed consolidated balance sheets as Financed Vendor Accounts Payable.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Sixteen Week Periods Ended April 22, 2006 and April 23, 2005
(in thousands, except per share data)
(unaudited)

Lease Accounting

The Company leases certain store locations, distribution centers, office space, equipment and vehicles. Initial terms for facility leases are typically 10 to 15 years, followed by additional terms containing renewal options at 5 year intervals, and may include rent escalation clauses. The total amount of the minimum rent is expensed on a straight-line basis over the initial term of the lease unless external economic factors exist such that renewals are reasonably assured, in which case the Company would include the renewal period in its amortization period. In those instances the renewal period would be included in the lease term for purposes of establishing an amortization period and determining if such lease qualified as a capital or operating lease. In addition to minimum fixed rentals, some leases provide for contingent facility rentals. Contingent facility rentals are determined on the basis of a percentage of sales in excess of stipulated minimums for certain store facilities as defined in the individual lease agreements. Most of the leases provide that the Company pay taxes, maintenance, insurance and certain other expenses applicable to the leased premises and include options to renew. Management expects that, in the normal course of business, leases that expire will be renewed or replaced by other leases.

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

Changes in estimates associated with restructuring liabilities resulted in adjustments to the carrying value of property and equipment, net on the accompanying consolidated balance sheets and did not affect the Company’s condensed consolidated statement of operations. The closed store and restructuring liabilities are recorded in accrued expenses (current portion) and other long-term liabilities (long-term portion) in the accompanying condensed consolidated balance sheets.

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

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Sixteen Week Periods Ended April 22, 2006 and April 23, 2005
(in thousands, except per share data)
(unaudited)

•	The first swap fixed the Company’s LIBOR rate at 4.153% on $50,000 of debt for a term of 48 months, expiring in March 2009.
•	The second swap fixed the Company’s LIBOR rate at 4.255% on $75,000 of debt for a term of 60 months, expiring in February 2010.
•	Beginning in March 2006, the third swap fixed the Company’s LIBOR rate at 4.6125% on $50,000 of debt for a term of 54 months, expiring in September 2010.

Additionally, a previous interest rate swap allowing the Company to fix its LIBOR rate at 2.269% on $75,000 of debt for a term of 36 months, expired in March 2006.

In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the fair value of these hedges is recorded as an asset or liability in the accompanying condensed consolidated balance sheets at April 22, 2006 and December 31, 2005, respectively. The Company uses the “matched terms” accounting method as provided by Derivative Implementation Group Issue No. G9, “Assuming No Ineffectiveness When Critical Terms of the Hedging Instrument and the Hedge Transaction Match in a Cash Flow Hedge” for the interest rate swaps. Accordingly, the Company has matched the critical terms of each hedge instrument to the hedged debt. Therefore, the Company has recorded all adjustments to the fair value of the hedge instruments in accumulated other comprehensive income through the maturity date of the applicable hedge arrangement. The fair value at April 22, 2006 was an unrecognized gain of $4,530, net of the related tax impact, on the swaps. Any amounts received or paid under these hedges will be recorded in the statement of operations as earned or incurred. Comprehensive income for the sixteen weeks ended April 22, 2006, and April 23, 2005 is as follows:

	Sixteen Weeks Ended
	April 22,	April 23,
	2006	2005

Net income	$74,081	$68,647
Unrealized gain (loss) on hedge
arrangements, net of tax	1,440	(362)
Comprehensive income	$75,521	$68,285

Based on the estimated current and future fair values of the hedge arrangements at April 22, 2006, the Company estimates amounts currently included in accumulated other comprehensive income that will be reclassified to earnings in the next 12 months will consist of a gain of $1,310 associated with the interest rate swaps.

Recent Accounting Pronouncements

In March 2006, the FASB’s Emerging Issues Task Force released Issue 06-3, “How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement,” or EITF 06-3. A tentative consensus was reached that entities may adopt a policy of presenting sales taxes in the income statement on either a gross or net basis. If taxes are significant, an entity should disclose its policy of presenting taxes and the amount of taxes if reflected on a gross basis in the income statement. If a consensus is reached by the EITF, the guidance would be effective for periods beginning after December 15, 2006. The Company presents sales net of sales taxes in its consolidated statement of operations and does not anticipate changing its policy as a result of EITF 06-3.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140.” SFAS No. 156 amends SFAS No. 140, “Accounting for Transfers and

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Sixteen Week Periods Ended April 22, 2006 and April 23, 2005
(in thousands, except per share data)
(unaudited)

Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for fiscal years beginning after September 15, 2006. The Company does not expect the adoption of SFAS No. 156 to have a material impact on its financial condition, results of operations or cash flows.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140.” SFAS No. 155 simplifies accounting for certain hybrid instruments currently governed by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” or SFAS No. 133, by allowing fair value remeasurement of hybrid instruments that contain an embedded derivative that otherwise would require bifurcation. SFAS No. 155 also eliminates the guidance in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” which provides such beneficial interests are not subject to SFAS No. 133. This statement amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125,” by eliminating the restriction on passive derivative instruments that a qualifying special-purpose entity may hold. SFAS No. 155 is effective for financial instruments acquired or issued after the beginning of the Company’s fiscal year 2007. The Company does not expect the adoption of SFAS No. 155 to have a material impact on its financial condition, results of operations or cash flows.

Share-Based Payments

The Company has stock-based compensation plans as allowed under its long-term incentive plan, which includes fixed stock options and deferred stock units, or DSUs. The stock options authorized to be granted are non-qualified stock options and terminate on the seventh anniversary of the grant date. Additionally, the stock options vest over a three-year period in equal installments beginning on the first anniversary grant date and contain no post-vesting restrictions. The Company grants DSUs annually to its Board of Directors as provided for in the Advance Auto Parts, Inc. Deferred Stock Unit Plan for Non-Employee Directors and Selected Executives, or the DSU Plan. Each DSU is equivalent to one share of common stock of the Company. The DSUs are immediately vested upon issuance but are held on behalf of the director until he or she ceases to be a director. The DSUs are then distributed to the director following his or her last date of service. Additionally, the DSU Plan provides for the deferral of compensation as earned in the form of an annual retainer for board members and wages for certain highly compensated employees of the Company. These deferred stock units are payable to the participants at a future date or over a specified time period as elected by the participants in accordance with the DSU Plan. In addition, the Company offers an employee stock purchase plan, or ESPP. Through 2005 all eligible employees, or team members, could elect to have a portion of compensation paid in the form of Company stock in lieu of cash calculated at 85% of fair market value at the beginning or end of the quarterly purchase period. Effective January 1, 2006, the ESPP was amended such that eligible team members may purchase common stock at 95% of fair market value at the date of purchase.

Prior to January 1, 2006, the Company accounted for its stock-based compensation plans as prescribed by Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” or APB No. 25. The Company recorded no compensation cost in its statement of operations prior to fiscal 2006 for its fixed stock option grants as the exercise price equaled the fair market value of the underlying stock on the grant date. In addition, the Company did not recognize compensation expense for its employee stock purchase plan since it qualifies as a non-compensatory plan under Section 423 of the Internal Revenue Code of 1986, as amended. The Company did recognize an insignificant amount of stock-based compensation expense related to the grant of deferred stock units under its DSU Plan.

On January 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004), "Share-Based Payment," or SFAS No. 123R. SFAS No. 123R replaces SFAS No. 123 and supersedes APB Opinion No. 25 and subsequently issued stock option related guidance. The Company elected to use the modified-prospective method of

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Sixteen Week Periods Ended April 22, 2006 and April 23, 2005
(in thousands, except per share data)
(unaudited)

implementation. Under this transition method, stock-based compensation expense for the sixteen weeks ended April 22, 2006 included compensation expense for all stock-based awards granted subsequent to January 1, 2006 based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R, and compensation expense for all stock-based awards granted prior to but unvested as of January 1, 2006 based on the grant-date fair value estimated in accordance with original provisions of SFAS No. 123.

The Company uses the Black-Scholes option-pricing model to value all options and the straight-line method to amortize this fair value as compensation cost over the requisite service period. Total stock-based compensation expense included in selling, general and administrative expenses in the Company’s statement of operations for the sixteen weeks ended April 22, 2006 was $5,045. The related income tax benefit was $1,846. The Company did not have any stock-based compensation expense in accordance with APB No. 25 for the sixteen weeks ended April 23, 2005. In accordance with the modified-prospective transition method of SFAS No. 123R, the Company has not restated prior periods.

As a result of adopting SFAS No. 123R on January 1, 2006, the Company’s earnings before income tax expense and net earnings for the sixteen weeks ended April 22, 2006, were $5,045 and $3,199 lower, respectively, than if the Company had continued to account for stock-based compensation under APB No. 25. The related impact in 2006 to basic and diluted earnings per share is $0.03.

Prior to the adoption of SFAS No.123R, the Company reported all income tax benefits resulting from the exercise of stock options as operating cash inflows in its consolidated statements of cash flow. In accordance with SFAS No.123R, the Company revised its statement of cash flows presentation to include the excess tax benefits from the exercise of stock options as financing cash inflows rather than operating cash inflows. Accordingly, for the sixteen weeks ended April 22, 2006, the Company reported $2,663 of excess tax benefits as a financing cash inflow.

The following table reflects the impact on net income and earnings per share as if the Company had applied the fair value based method of recognizing stock-based compensation costs as prescribed by SFAS No. 123 for the sixteen weeks ended April 23, 2005.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Sixteen Week Periods Ended April 22, 2006 and April 23, 2005
(in thousands, except per share data)
(unaudited)

April 23,
2005
(16 weeks ended)
Net income, as reported	$68,647
Add: Total stock-based employee compensation
expense included in reported net income, net
of related tax effects	-
Deduct: Total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects	(2,353)
Pro forma net income	$66,294

Net income per share:

Basic, as reported	$0.64
Basic, pro forma	0.62
Diluted, as reported	0.63
Diluted, pro forma	0.61

The following table summarizes the fixed stock option transactions for the sixteen weeks ended April 22, 2006:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Fixed Price Options
Outstanding at beginning of year	6,192	$24.46
Granted	2,048	40.45
Exercised	(359)	21.67
Forfeited	(126)	29.81
Outstanding at April 22, 2006	7,755	$28.73	5.19	$82,373

Exercisable at April 22, 2006	3,538	$20.24	4.05	$66,107

The aggregate intrinsic value in the preceding table is based on the Company’s closing stock price of $38.92 as of the last trading day of the period ended April 22, 2006. The aggregate intrinsic value of options (the amount by which the market price of the stock on the date of exercise exceeded the exercise price of the option) exercised during the sixteen weeks ended April 22, 2006 and April 23, 2005 was $7,105 and $10,616, respectively. As of April 22, 2006, there was $39,334 of unrecognized compensation expense related to non-vested fixed stock options that is expected to be recognized over a weighted average period of 2.3 years.

The weighted average fair value of stock options granted during the sixteen weeks ended April 22, 2006 and April 23, 2005 was $10.69 and $10.54 per share, respectively. The fair value of each stock option was estimated

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Sixteen Week Periods Ended April 22, 2006 and April 23, 2005
(in thousands, except per share data)
(unaudited)

on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	April 22,	April 23,
Black-Scholes Option Valuation Assumptions (1)	2006	2005

Risk-free interest rate (2)	4.6%	3.7%
Expected dividend yield	0.6%	-
Expected stock price volatility (3)	28%	33%
Expected life of stock options (in months) (4)	44	48

(1)	Forfeitures are based on historical experience.
(2)	The risk-free interest rate is based on a U.S. Treasury constant maturity interest rate whose term is consistent with the expected life of the Company’s stock options.
(3)	Expected volatility is based on the historical volatility of the Company’s common stock for the period consistent with the life of the Company’s stock options.
(4)	The expected life of the Company’s stock options represents the estimated period of time until exercise and is based on historical experience of such awards.

The Company issues new shares of common stock upon exercise of stock options.

2.	Acquisitions:

On September 14, 2005, the Company completed its acquisition of Autopart International, Inc., or AI. The acquisition, which included 61 stores throughout New England and New York, a distribution center and AI’s wholesale distribution business, complements the Company’s growing presence in the Northeast. AI serves the growing commercial market in addition to warehouse distributors and jobbers.

The acquisition has been accounted for under the provisions of SFAS No. 141, “Business Combinations,” or SFAS No. 141. The total purchase price of AI consisted of $87,511, of which $74,940 was paid upon closing with an additional $12,500 of contingent consideration paid in March 2006 based upon AI satisfying certain earnings before interest, taxes, depreciation and amortization targets through December 31, 2005. Furthermore, an additional $12,500 is payable upon the achievement of certain synergies, as defined in the Purchase Agreement, through fiscal 2008. In accordance with SFAS No. 141, this additional payment does not represent contingent consideration and will be reflected in the statement of operations when earned. Due to the timing of this acquisition, the purchase price has preliminarily been allocated to the assets acquired and the liabilities assumed based upon estimates of fair values at the date of acquisition. This preliminary allocation resulted in the recognition of $50,546 in goodwill, all of which is deductible for tax purposes, and is subject to the finalization of the valuation of certain identifiable intangibles.

The following unaudited proforma information presents the results of operations of the Company as if the acquisition had taken place at the beginning of the applicable period:

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Sixteen Week Periods Ended April 22, 2006 and April 23, 2005
(in thousands, except per share data)
(unaudited)

April 23,
2005
(16 weeks ended)

Net sales	$1,287,027
Net income	70,109
Earnings per diluted share	$0.64

3.	Receivables:

Receivables consist of the following:

	April 22,	December 31,
	2006	2005

Trade	$14,478	$13,733
Vendor	55,724	63,161
Installment	4,833	5,622
Insurance recovery	10,660	13,629
Other	3,730	3,230
Total receivables	89,425	99,375
Less: Allowance for doubtful accounts	(4,646)	(4,686)
Receivables, net	$84,779	$94,689

4.	Inventories, net:

Inventories are stated at the lower of cost or market, cost being determined using the last-in, first-out ("LIFO") method for approximately 93% of inventories at both April 22, 2006 and December 31, 2005. Under the LIFO method, the Company’s cost of sales reflects the costs of the most currently purchased inventories while the inventory carrying balance represents the costs relating to prices paid in prior years. The Company’s costs to acquire inventory have been generally decreasing in recent years as a result of its significant growth. Accordingly, the cost to replace inventory is less than the LIFO balances carried for similar product. As a result of the LIFO method and the ability to obtain lower product costs, the Company recorded reductions to cost of sales of $2,940 and $4,160 for the sixteen weeks ended April 22, 2006 and April 23, 2005, respectively.

An actual valuation of inventory under the LIFO method can be made only at the end of each fiscal year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must be based on management’s estimates of expected fiscal year-end inventory levels and costs.

The remaining inventories are comprised of product cores, which consist of the non-consumable portion of certain parts and batteries and are valued under the first-in, first-out ("FIFO") method. Core values are included as part of the Company’s merchandise costs and are either passed on to the customer or returned to the vendor. Additionally, these products are not subject to the frequent cost changes like the Company’s other merchandise inventory, thus there is no material difference from applying either the LIFO or FIFO valuation methods.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Sixteen Week Periods Ended April 22, 2006 and April 23, 2005
(in thousands, except per share data)
(unaudited)

The Company capitalizes certain purchasing and warehousing costs into inventory. Purchasing and warehousing costs included in inventory, at FIFO, at April 22, 2006 and December 31, 2005, were $94,567 and $92,833, respectively. Inventories consist of the following:

	April 22,	December 31,
	2006	2005

Inventories at FIFO	$1,345,160	$1,294,310
Adjustments to state inventories at LIFO	75,729	72,789
Inventories at LIFO	$1,420,889	$1,367,099

Replacement cost approximated FIFO cost at April 22, 2006, and December 31, 2005.

Inventory quantities are tracked through a perpetual inventory system. The Company uses a cycle counting program in all distribution centers; Parts Delivered Quickly warehouses, or PDQs; Local Area Warehouses, or LAWs, and retail stores to ensure the accuracy of the perpetual inventory quantities of both merchandise and core inventory. The Company establishes reserves for estimated shrink based on historical accuracy and effectiveness of the cycle counting program. The Company also establishes reserves for potentially excess and obsolete inventories based on current inventory levels of discontinued product and the historical analysis of the liquidation of discontinued inventory below cost. The nature of the Company’s inventory is such that the risk of obsolescence is minimal and excess inventory has historically been returned to the Company’s vendors for credit. The Company provides reserves when less than full credit is expected from a vendor or when liquidating product will result in retail prices below recorded costs. The Company’s reserves against inventory for these matters were $26,110 and $22,825 at April 22, 2006 and December 31, 2005, respectively.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Sixteen Week Periods Ended April 22, 2006 and April 23, 2005
(in thousands, except per share data)
(unaudited)

5.	Long-term Debt:

Long-term debt consists of the following:

	April 22,	December 31,
	2006	2005
Senior Debt:
Tranche A, Senior Secured Term Loan at variable interest
rates (6.11% and 5.66% at April 22, 2006 and December 31, 2005,
respectively), due September 2009	$162,500	$170,000
Tranche B, Senior Secured Term Loan at variable interest
rates (6.33% and 5.89% at April 22, 2006 and December 31, 2005,
respectively), due September 2010	167,875	168,300
Delayed Draw, Senior Secured Term Loan at variable interest
rates (6.44% and 5.91% at April 22, 2006 and December 31, 2005,
respectively), due September 2010	99,750	100,000
Revolving facility at variable interest rates
(6.11% and 5.66% at April 22, 2006 and December 31, 2005,
respectively) due September 2009	-	-
Other	479	500
	430,604	438,800
Less: Current portion of long-term debt	(35,261)	(32,760)
Long-term debt, excluding current portion	$395,343	$406,040

At April 22, 2006, the Company’s senior credit facility provided for $430,125 in term loans (as detailed above) and $200,000 under a revolving credit facility (which provides for the issuance of letters of credit with a sub limit of $70,000). As of April 22, 2006, the Company had $54,564 in letters of credit outstanding, which reduced availability under the revolver to $145,436. In addition to the letters of credit, the Company maintains approximately $1,607 in surety bonds issued by its insurance provider primarily to utility providers and the departments of revenue for certain states. These letters of credit and surety bonds generally have a term of one year or less.

The tranche A term loan currently requires scheduled repayments of $7,500 on June 30, 2006 and quarterly thereafter through December 31, 2006, $10,000 on March 31, 2007 and quarterly thereafter through December 31, 2007, $12,500 on March 31, 2008 and quarterly thereafter through June 30, 2009 and $25,000 due at maturity on September 30, 2009. The tranche B term loan currently requires scheduled repayments of $425 on June 30, 2006 and quarterly thereafter, with a final payment of $160,650 due at maturity on September 30, 2010. The delayed draw term loan currently requires scheduled repayments of 0.25% of the aggregate principal amount outstanding on June 30, 2006 and quarterly thereafter, with a final payment due at maturity on September 30, 2010. The revolver expires on September 30, 2009. In addition, the Pennsylvania Department of Community and Economic Development machinery and equipment loan fund, or MELF, loan currently requires nominal monthly principal repayments ranging from $5 to $7 until maturity on January 1, 2010.

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

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Sixteen Week Periods Ended April 22, 2006 and April 23, 2005
(in thousands, except per share data)
(unaudited)

Additionally, a commitment fee of 0.25% per annum will be charged on the unused portion of the revolver, payable in arrears. The effective interest rate on the MELF loan is 2.75%.

Under the senior credit facility, the Company is required to comply with financial covenants with respect to limits on annual capital expenditures, a maximum leverage ratio, a minimum interest coverage ratio, a minimum current assets to funded senior debt ratio and a maximum senior leverage ratio. The Company was in compliance with the above covenants under the senior credit facility at April 22, 2006.

6.	Stock Repurchase Program:

During the third quarter of fiscal 2005, the Company's Board of Directors authorized a stock repurchase program of up to $300,000 of the Company's common stock plus related expenses. The program allows the Company to repurchase its common stock on the open market or in privately negotiated transactions from time to time in accordance with the requirements of the Securities and Exchange Commission. Under this program, the Company repurchased 1,615 shares of common stock at an aggregate cost of $65,543, or an average price of $40.58 per share, excluding related expenses during the sixteen weeks ended April 22, 2006. At April 22, 2006, the Company has repurchased a total of 3,146 shares of common stock under this program at an aggregate cost of $124,995, or an average price of $39.74 per share, excluding related expenses. At April 22, 2006, 336 shares remained unsettled representing $13,154.

During the first quarter of fiscal 2006, the Company also retired 1,997 shares of common stock, all of which was repurchased under the $300,000 stock repurchase program.

7.	Postretirement Plan:

The Company provides certain health and life insurance benefits for eligible retired team members through a postretirement plan, or the Plan. These benefits are subject to deductibles, co-payment provisions and other limitations. The Plan has no assets and is funded on a cash basis as benefits are paid. The discount rate that the Company utilizes for determining its postretirement benefit obligation is actuarially determined. The discount rate utilized at December 31, 2005 was 5.5%, and remained unchanged through the sixteen weeks ended April 22, 2006. The Company expects fiscal 2006 plan contributions to completely offset benefits paid, consistent with fiscal 2005.

The components of net periodic postretirement benefit cost for the sixteen weeks ended April 22, 2006, and April 23, 2005 respectively, are as follows:

	Sixteen Weeks Ended
	April 22,	April 23,
	2006	2005

Service cost	$-	$-
Interest cost	223	247
Amortization of prior service cost	(178)	(178)
Amortization of unrecognized net losses	64	73
	$109	$142

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

Although we believe that our plans, intentions and expectations as reflected in or suggested by those forward-looking statements are reasonable, we can give no assurance that the plans, intentions or expectations will be achieved. Listed below and discussed in our annual report on Form 10-K for the year ended December 31, 2005 are some important risks, uncertainties and contingencies which could cause our actual results, performances or achievements to be materially different from the forward-looking statements made in this report. These risks, uncertainties and contingencies include, but are not limited to, the following:

•  the implementation of our business strategies and goals;
•  our ability to expand our business;
•  competitive pricing and other competitive pressures;
•  a decrease in demand for our products;
•  the occurrence of natural disasters and/or extended periods of inclement weather;
•  our ability to obtain affordable insurance against the financial impacts of natural disaters;
•  the availability of suitable real estate locations;
•  deterioration in general economic conditions;
•  our ability to attract and retain qualified team members;
•  integration of acquisitions;
•  our relationship with our vendors;
•  our involvement as a defendant in litigation or incurrence of judgments, fines or legal costs;
•  adherence to the restrictions and covenants imposed under our senior credit facility; and
•  acts of terrorism.

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

Management Overview

During the first quarter of fiscal 2006, we produced solid earnings per diluted share of $0.68 compared to $0.63 for the same quarter of fiscal 2005. These results were primarily driven by increased sales in the form of a 3.9% comparable store net sales increase offset by higher operating expenses, including the recognition of stock-based compensation expense for the first time and the costs of our store manager conference, which is held every other year. We believe several external factors such as an unseasonably mild winter, higher interest rates, increasing energy prices and the higher required minimum payments by our customers on their existing credit card balances had a weakening effect on the comparisons of our first quarter results to the same quarter of last year.

While the current economic environment is challenging, the factors that favorably impact our industry continue to remain strong. The number of registered vehicles on the road is at an all time high and continues to increase. The average age of vehicles has now increased to over nine years old. Additionally, technological changes in newer models and the shift from cars to light trucks and sport utility vehicles have resulted in more expensive replacement parts for these vehicles. We believe the combination of the execution of our key business initiatives, as previously discussed, and favorable industry dynamics will continue to drive our earnings per share growth into the foreseeable future.

The following table highlights certain operating results and key metrics for the sixteen weeks ended April 22, 2006, and April 23, 2005.

	Sixteen Weeks Ended
	April 22, 2006	April 23, 2005

Total net sales (in thousands)	$1,393,010	$1,258,364
Total commercial net sales (in thousands)	$348,850	$259,710
Comparable store net sales growth	3.9%	9.2%
DIY comparable store net sales growth	0.5%	5.1%
DIFM comparable store net sales growth	16.3%	27.2%
Average net sales per store (in thousands)	$1,567	$1,494
Inventory per store	$485,442	$489,457
Inventory turnover	1.70	1.67
Gross margin	47.8%	47.8%
Operating margin	9.1%	9.6%

Note:
These metrics should be read along with the footnotes to the table setting forth our selected store data in Item 6. "Selected Financial Data" in our annual report on Form 10-K for the fiscal year ended December 31, 2005, which was filed with the SEC on March 16, 2006. The footnotes describe the calculation of the metrics. Average net sales per store and inventory turnover for the interim periods presented above were calculated using results of operations from the last 13 accounting periods.

Store Count

At April 22, 2006, we operated 2,927 stores within the United States, Puerto Rico and the Virgin Islands. We operated 2,824 stores throughout 40 states in the Northeastern, Southeastern and Midwestern regions of the United States. These stores operated under the “Advance Auto Parts” trade name except for certain stores in the state of Florida, which operated under the “Advance Discount Auto Parts” trade name. These stores offer automotive replacement parts, accessories and maintenance items, with no significant concentration in any specific product area. In addition, we operated 37 stores under the “Western Auto” and “Advance Auto Parts” trade names, located primarily in Puerto Rico and the Virgin Islands. The Western Auto stores offer automotive tires and service in addition to automotive parts, accessories and maintenance items. At April 22, 2006, we also operated 66 stores under the “Autopart International” trade name throughout the Northeastern region of the United States.

The following table sets forth information about our stores, including the number of new, closed and relocated stores, during the sixteen weeks ended April 22, 2006. We lease approximately 81% of our stores.

Sixteen
Weeks Ended
April 22, 2006
Number of stores at beginning of period	2,872
New stores	58
Closed stores	(3)
Number of stores, end of period	2,927
Relocated stores	11
Stores with commercial programs (a)	2,370

(a)	As of April 22, 2006, these commercial programs include the 66 AI stores.

We anticipate that we will add a total of approximately 185 to 195 new stores during 2006 primarily through new store openings, excluding any acquisitions.

Commercial Program

Our commercial program produced strong results during the first quarter of fiscal 2006. We attribute this performance to the execution of our commercial plan, which consists of:

•	Targeting commercial customers with a hard parts focus;
•	Targeting commercial customers who need access to a wide selection of inventory;
•	Targeting customers within a tight delivery radius of our stores;
•	Moving inventory closer to our commercial customers to ensure quicker deliveries;
•	Growing our market share of the commercial market through internal growth and selected acquisitions;
•	Providing trained parts experts to assist commercial customers’ merchandise selections; and
•	Providing credit solutions to our commercial customers through our commercial credit program.

Commercial sales represented approximately 25% of our total sales for the first quarter compared to almost 21% in the first quarter of fiscal 2005. As of April 22, 2006, we operated commercial programs in 81% of our total stores, including the 66 AI stores, an increase from approximately 75% at the end of the prior year quarter. We anticipate growing our number of commercial programs to approximately 85% of our total store base over time. We believe we have the potential to grow profitably our share of the commercial business in each of our markets.

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

Share-Based Payments

On January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standard, or SFAS, No. 123 (revised 2004), "Share-Based Payment," or SFAS No. 123R. SFAS No. 123R replaces SFAS No. 123 and supersedes APB Opinion No. 25 and subsequently issued stock option related guidance. We elected to use the modified-prospective method of implementation. Under this transition method, stock-based compensation expense for the sixteen weeks ended April 22, 2006 included compensation expense for all stock-based awards granted subsequent to January 1, 2006 based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R, and compensation expense for all stock-based awards granted prior to but unvested as of January 1, 2006 based on the grant-date fair value estimated in accordance with original provisions of SFAS No. 123.

We use the Black-Scholes option-pricing model to value all options and straight-line method to amortize this fair value as compensation cost over the requisite service period. Total stock-based compensation expense included in selling, general and administrative expenses in our statement of operations for the sixteen weeks ended April 22, 2006 was $5.0 million. The related income tax benefit was $1.8 million. We did not have any stock-based compensation expense in accordance with APB No. 25 for the sixteen weeks ended April 23, 2005. In accordance with the modified-prospective transition method of SFAS No. 123R, we have not restated prior periods.

As a result of adopting SFAS No. 123R on January 1, 2006, our earnings before income tax expense and net earnings for the sixteen weeks ended April 22, 2006, were $5.0 million and $3.2 million lower, respectively, than if we had continued to account for stock-based compensation under APB No. 25. The related impact in 2006 to basic and diluted earnings per share is $0.03.

As of April 22, 2006, we have $39.3 million of unrecognized compensation expense related to non-vested fixed stock options we expect to recognize over a weighted average period of 2.3 years.

Critical Accounting Policies

Our financial statements have been prepared in accordance with accounting policies generally accepted in the United States of America. Our discussion and analysis of the financial condition and results of operations are based on these financial statements. The preparation of these financial statements requires the application of accounting policies in addition to certain estimates and judgments by our management. Our estimates and judgments are based on currently available information, historical results and other assumptions we believe are reasonable. Actual results could differ from these estimates. During the first quarter of fiscal 2006, we consistently applied the critical accounting policies discussed in our annual report on Form 10-K for the year ended December 31, 2005. For a complete discussion regarding these critical accounting policies, refer to this annual report on Form 10-K. In addition to these critical accounting policies, we have added “Share-Based Payments” as a critical accounting policy upon the adoption of SFAS No. 123R as of January 1, 2006.

Share-Based Payments

We account for our stock-based compensation plans as prescribed by the fair value provisions of SFAS No. 123R. We use the Black-Scholes option-pricing model to determine the fair value of our stock options. This model requires the input of certain assumptions, including the expected life of stock options, expected stock price volatility and the estimate of stock option forfeitures. If actual results are different from these assumptions, the stock-based compensation expense reported in our financial statements may not be representative of the actual economic cost of the stock-based compensation. In addition, significant changes in these assumptions could materially impact our stock-based compensation expense on future awards.

Components of Statement of Operations

Net Sales

Net sales consist primarily of comparable store sales and new store net sales. We calculate comparable store sales based on the change in net sales starting once a store has been opened for 13 complete accounting periods. We include relocations in comparable store sales from the original date of opening. We exclude net sales from the 37 Western Auto retail stores and 66 AI stores from our comparable store sales as a result of their unique product offerings.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of store payroll, store occupancy (including rent), advertising expenses, other store expenses and general and administrative expenses, including salaries and related benefits of store support center team members, stock option compensation expense, store support center administrative expenses, data processing, professional expenses and other related expenses.

Results of Operations

The following table sets forth certain of our operating data expressed as a percentage of net sales for the periods indicated.

	Sixteen Week Periods Ended
	(unaudited)
	April 22,	April 23,
	2006	2005
Net sales	100.0%	100.0%
Cost of sales, including purchasing and warehousing costs	52.2	52.2
Gross profit	47.8	47.8
Selling, general and administrative expenses	38.7	38.2
Operating income	9.1	9.6
Interest expense	(0.7)	(0.7)
Other income, net	0.0	0.0
Provision for income taxes	3.1	3.4
Net income	5.3%	5.5%

Sixteen Weeks Ended April 22, 2006 Compared to Sixteen Weeks Ended April 23, 2005

Net sales for the sixteen weeks ended April 22, 2006 were $1,393.0 million, an increase of $134.6 million, or 10.7%, as compared to net sales for the sixteen weeks ended April 23, 2005. The net sales increase was due to an increase in comparable store sales of 3.9%, contributions from new stores opened within the last year and sales from operations acquired mid-year fiscal 2005. The comparable store sales increase resulted from an increase in average ticket sales and customer traffic in our DIFM markets and an increase in average ticket sales by our DIY customers offset by a decrease in customer count.

Gross profit for the sixteen weeks ended April 22, 2006 was $665.2 million, or 47.8% of net sales, as compared to $600.9 million, or 47.8% of net sales, for the sixteen weeks ended April 23, 2005. Gross profit remained flat as a percentage of net sales for the quarter reflecting a change in our sales mix from higher margin hard parts categories in last year’s quarter driven primarily by milder winter weather and other general economic factors affecting our customers.

Selling, general and administrative expenses increased to $538.9 million, or 38.7% of net sales, for the sixteen weeks ended April 22, 2006, from $480.7 million, or 38.2% of net sales, for the sixteen weeks ended April 23, 2005. Selling, general and administrative expenses increased as a percentage of sales as a result of recording stock-based compensation of approximately 0.4% of net sales upon the implementation of SFAS 123R at the beginning of this quarter. Additionally, the Company incurred approximately 0.3% of expenses associated with its store manager conference held every two years and approximately 0.2% of unplanned expenses related to the resolution of certain legal matters and property damage costs.

Interest expense for the sixteen weeks ended April 22, 2006 was $10.2 million, or 0.7% of net sales, as compared to $8.9 million, or 0.7% of net sales, for the sixteen weeks ended April 23, 2005. While interest expense was flat as a percentage of sales, the increased expense is reflective of overall higher borrowing rates, as compared to the sixteen weeks ended April 23, 2005.

Income tax expense for the sixteen weeks ended April 22, 2006 was $42.7 million, as compared to $43.0 million for the sixteen weeks ended April 23, 2005. Our effective income tax rate was 36.6% for the sixteen weeks ended April 22, 2006 compared to 38.5% for the same period ended April 23, 2005. The decrease in our effective rate was driven by the favorable resolution of certain tax contingencies.

We produced net income of $74.1 million, or $0.68 per diluted share, for the sixteen weeks ended April 22, 2006, as compared to $68.6 million, or $0.63 per diluted share, for the sixteen weeks ended April 23, 2005. As a percentage of net sales, net income for the sixteen weeks ended April 22, 2006 was 5.3%, as compared to 5.5% for the sixteen weeks ended April 23, 2005. Our earnings per diluted share results reflect the impact on both earnings and the diluted share count of implementing FAS 123R as further explained in this management’s discussion and analysis and in the notes to our financial statements contained elsewhere in this Form 10-Q. Our earnings per diluted share also reflect the three-for-two stock split of our common stock effective September 23, 2005.

Liquidity and Capital Resources

Overview of Liquidity

Our primary cash requirements include the purchase of inventory, capital expenditures, payment of cash dividends and contractual obligations. In addition, we have used available funds to repurchase shares of common stock under our stock repurchase program. We have funded these requirements primarily through cash generated from operations supplemented by borrowings under our senior credit facility as needed.

At April 22, 2006, our cash balance was $55.4 million, an increase of $14.6 million compared to December 31, 2005. Our cash balance increased primarily due to our increased earnings and an overall net decrease in working capital during the sixteen weeks ended April 22, 2006, offset by the repurchase of common stock and dividends paid to our shareholders. At April 22, 2006, we had outstanding indebtedness consisting of borrowings of $430.6 million under our senior credit facility. Additionally, we had $54.6 million in letters of credit outstanding, which reduced our availability under the revolving credit facility to $145.4 million.

On February 15, 2006, our Board of Directors declared a quarterly dividend of $0.06 per share to all common stockholders of record as of March 24, 2006. The dividend was paid on April 7, 2006. Subsequent to April 22, 2006, our Board of Directors declared a second quarterly dividend of $0.06 per share to all common stockholders of record as of June 23, 2006.

Capital Expenditures

Our primary capital requirements have been the funding of our continued store expansion program, including new store openings and store acquisitions, store relocations and remodels, inventory requirements, the construction and upgrading of distribution centers, the development and implementation of proprietary information systems and our acquisitions.

Our capital expenditures were $78.0 million for the sixteen weeks ended April 22, 2006. These amounts included costs related to new store openings, the upgrade of our information systems, remodels and relocations of existing stores. In 2006, we anticipate that our capital expenditures will be approximately $260.0 million to $280.0 million.

Our future capital requirements will depend in large part on the number of and timing for new stores we open or acquire within a given year and the number of stores we relocate or remodel. We anticipate adding approximately 185 to 195 new stores during 2006 primarily through new store openings. As of April 22, 2006, 58 new stores had been added.

Vendor Financing Program

Historically, we have negotiated extended payment terms from suppliers that help finance inventory growth, and we believe that we will be able to continue financing much of our inventory growth through such extended payment terms. We have a short-term financing program with a bank for certain merchandise purchases. The substance of the program is for us to borrow money from the bank to finance purchases from our vendors. This program allows us to further reduce our working capital invested in current inventory levels and finance future inventory growth. Our current capacity under this program is $150 million and this capacity will increase to $200 million during the second quarter of fiscal 2006. At April 22, 2006, $125.4 million was payable to the bank by us under this program.

Stock Repurchase Program

During the third quarter of fiscal 2005, our Board of Directors authorized a stock repurchase program of up to $300 million of our common stock plus related expenses. The program allows us to repurchase our common stock on the open market or in privately negotiated transactions from time to time in accordance with the requirements of the Securities and Exchange Commission. Under this program, we repurchased 1.6 million shares of common stock at an aggregate cost of $65.5 million, or an average price of $40.58 per share, excluding related expenses during the sixteen weeks ended April 22, 2006. At April 22, 2006, we had repurchased a total of 3.1 million shares of common stock under this program at an aggregate cost of $125.0 million, or an average price of $39.74 per share, excluding related expenses. At April 22, 2006, 0.3 million shares remained unsettled representing $13.1 million.

During the first quarter of fiscal 2006, we also retired 2.0 million shares of common stock under the $300 million stock repurchase program. As of May 30, 2006, we had repurchased an additional 1.0 million shares of common stock at an aggregate cost of $41.1 million subsequent to April 22, 2006.

Deferred Compensation and Postretirement Plans

We maintain a non-qualified deferred compensation plan established for certain of our key team members. This plan provides for a minimum and maximum deferral percentage of the team member’s base salary and bonus, as determined by our Retirement Plan Committee. We fund the plan liability by remitting the team members’ deferrals to a Rabbi Trust where these deferrals are invested in certain life insurance contracts. Accordingly, the cash surrender value on these contracts is held in the Rabbi Trust to fund the deferred compensation liability. At April 22, 2006, the liability related to this plan was $3.1 million, all of which is current.

We provide certain health care and life insurance benefits for eligible retired team members through our postretirement plan. At April 22, 2006, our accrued benefit cost related to this plan was $16.2 million. The plan has no assets and is funded on a cash basis as benefits are paid. The discount rate that we utilize for determining our postretirement benefit obligation is actuarially determined. The discount rate utilized at December 31, 2005 was 5.5%, and remained unchanged through the sixteen weeks ended April 22, 2006. We reserve the right to change or terminate the benefits or contributions at any time. We also continue to evaluate ways in which we can better manage these benefits and control costs. Any changes in the plan or revisions to assumptions that affect the amount of expected future benefits may have a significant impact on the amount of the reported obligation and annual expense.

Analysis of Cash Flows

An analysis of our cash flows for the sixteen week period ended April 22, 2006 as compared to the sixteen week period ended April 23, 2005 is included below.

	Sixteen Week Periods Ended
	April 22,	April 23,
	2006	2005
	(in millions)

Cash flows from operating activities	$166.3	$133.4
Cash flows from investing activities	(72.8)	(58.1)
Cash flows from financing activities	(78.9)	0.1
Net increase in cash and
cash equivalents	$14.6	$75.4

Operating Activities

For the sixteen weeks ended April 22, 2006, net cash provided by operating activities increased $32.9 million to $166.3 million, as compared to the sixteen weeks ended April 23, 2005. Significant components of this increase consisted of:

•	$10.5 million increase in earnings exclusive of $5.0 million of non-cash stock-based compensation expense compared to the same period in fiscal 2005;
•	$54.1 million reduction in cash outflows as a result of reducing inventory growth rates primarily needed for the opening of our Northeastern distribution center during the first quarter of last year;
•	$24.0 million increase in cash flows from other assets related to the timing of payments for normal operating expenses, primarily our monthly rent;
•	$21.4 million decrease in cash flows from accounts payable reflective of the prior year increase in inventory discussed above; and
•	$30.7 million decrease in cash flows from accrued expenses related to the timing of payments for normal operating expenses.

Investing Activities

For the sixteen weeks ended April 22, 2006, net cash used in investing activities increased by $14.8 million to $72.8 million, as compared to the sixteen weeks ended April 23, 2005. Significant components of this increase consisted of:

•	increase in capital expenditures of $18.5 million used primarily to accelerate our square footage growth through adding new stores (including ownership of selected new stores).

Financing Activities

For the sixteen weeks ended April 22, 2006, net cash used in financing activities increased to $78.9 million, as compared to the sixteen weeks ended April 23, 2005. Significant components of this increase consisted of:

•	a $29.7 million cash outflow resulting from timing of bank overdrafts;
•	a $32.5 million cash outflow associated with inventory purchased under our vendor financing program;
•	a $6.5 million reduction in cash used to pay dividends; and
•	a $10.3 million cash outflow resulting from the repurchase of common stock.

Contractual Obligations

Our future contractual obligations related to long-term debt, operating leases and other contractual obligations at April 22, 2006 were as follows:

		Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
Contractual Obligations	Total	2006	2007	2008	2009	2010	Thereafter
(in thousands)
Long-term debt	$430,604	$24,564	$32,093	$63,450	$52,771	$257,573	$153
Interest payments	$87,612	$16,920	$24,336	$21,236	$17,690	$7,427	$3
Letters of credit	$54,564	$3,854	$45,710	$5,000	$-	$-	$-
Operating leases	$1,722,478	$151,891	$207,189	$186,877	$167,755	$147,109	$861,657
Purchase obligations (1)	$1,696	$1,071	$500	$125	$-	$-	$-
Other long-term liabilities(2)	$72,002	$-	$-	$-	$-	$-	$-

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

Long Term Debt

Senior Credit Facility. At April 22, 2006, our senior credit facility consisted of (1) a tranche A term loan facility with a balance of $162.5 million, a tranche B term loan facility with a balance of $167.9 million, a delayed draw term loan with a balance of $99.8 million and (2) a $200.0 million revolving credit facility (including a letter of credit sub facility) (of which $145.4 million was available as a result of $54.6 million in letters of credit outstanding). The senior credit facility is jointly and severally guaranteed by all of our domestic subsidiaries and is secured by all of our assets and the assets of our existing and future domestic subsidiaries.

The tranche A term loan currently requires scheduled repayments of $7.5 million on June 30, 2006 and quarterly thereafter through December 31, 2006, $10.0 million on March 31, 2007 and quarterly thereafter through December 31, 2007, $12.5 million on March 31, 2008 and quarterly thereafter through June 30, 2009 and $25.0 million due at maturity on September 30, 2009. The tranche B term loan currently requires scheduled repayments of $0.4 million on June 30, 2006 and quarterly thereafter, with a final payment of $160.7 million due at maturity on September 30, 2010. The delayed draw term loan currently requires scheduled repayments of 0.25% of the aggregate principal amount outstanding on June 30, 2006 and quarterly thereafter, with a final payment due at maturity on September 30, 2010. The revolver expires on September 30, 2009.

The interest rates on the tranche A and B term loans, the delayed draw term loan and the revolver are based, at our option, on an adjusted LIBOR rate, plus a margin, or an alternate base rate, plus a margin. The current margin for the tranche A term loan and revolver is 1.25% and 0.25% per annum for the adjusted LIBOR and alternate base rate borrowings, respectively. The current margin for the tranche B term loan and the delayed draw term loan is 1.50% and 0.50% per annum for the adjusted LIBOR and alternate base rate borrowings, respectively. Additionally, a commitment fee of 0.25% per annum is charged on the unused portion of the revolver, payable in arrears.

In March 2005, we entered into three interest rate swap agreements on an aggregate of $175 million of debt under our senior credit facility. Through the first swap we fixed our LIBOR rate at 4.153% on $50 million of debt for a term of 48 months, expiring March 2009. Through the second swap we fixed our LIBOR rate at 4.255% on $75 million of debt for a term of 60 months, expiring February 2010. Effective March 2006, the third swap fixed our LIBOR rate at 4.6125% on $50 million of debt for a term of 54 months, expiring in September 2010.

We are required to comply with financial covenants in the senior credit facility with respect to (a) limits on annual aggregate capital expenditures, (b) a maximum leverage ratio, (c) a minimum interest coverage ratio, (d) a ratio of current assets to funded senior debt and (e) a maximum senior leverage ratio. We were in compliance with the above covenants under the senior credit facility at April 22, 2006. For additional information regarding our senior credit facility, refer to our annual report on Form 10-K for the fiscal year ended December 31, 2005.

Credit Ratings

At April 22, 2006, we had a credit rating on our senior credit facility from Standard & Poor’s of BB+ and a credit rating of Ba1 from Moody’s Investor Service. The current pricing grid used to determine our borrowing rates under our senior credit facility is based on such credit ratings. If these credit ratings decline, our interest expense may increase. Conversely, if these credit ratings increase, our interest expense may decrease.

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

New Accounting Pronouncements

In March 2006, the FASB’s Emerging Issues Task Force, or EITF, released Issue 06-3, “How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement,” or EITF 06-3. A tentative consensus was reached that entities may adopt a policy of presenting sales taxes in the income statement on either a gross or net basis. If taxes are significant, an entity should disclose its policy of presenting taxes and the amount of taxes if reflected on a gross basis in the income statement. If a consensus is reached by the EITF, the guidance would be effective for periods beginning after December 15, 2006. We present sales net of sales taxes in our consolidated statement of operations and do not anticipate changing our policy as a result of EITF 06-3.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140.” SFAS No. 156 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for fiscal years beginning after September 15, 2006. We do not expect the adoption of SFAS No. 156 to have a material impact on our financial condition, results of operations or cash flows.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140.” This statement simplifies accounting for certain hybrid instruments currently governed by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” or SFAS No. 133, by allowing fair value remeasurement of hybrid instruments that contain an embedded derivative that otherwise would require bifurcation. SFAS No. 155 also eliminates the guidance in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” which provides such beneficial interests are not subject to SFAS No. 133. SFAS No. 155 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125,” by eliminating the restriction on passive derivative instruments that a qualifying special-purpose entity may hold. SFAS No. 155 is effective for financial instruments acquired or issued after the beginning of our fiscal year 2007. We do not expect the adoption of SFAS No. 155 to have a material impact on our financial condition, results of operations or cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to cash flow risk due to changes in interest rates with respect to our long-term debt. Our long-term debt currently consists of borrowings under a senior credit facility and is primarily vulnerable to movements in the LIBOR rate. While we cannot predict the impact interest rate movements will have on our debt, exposure to rate changes is managed through the use of hedging activities. At April 22, 2006, $175 million of our bank debt was fixed in accordance with the interest rate swaps described below.

Our future exposure to interest rate risk is mitigated as a result of entering into three new interest rate swap agreements in March 2005 on an aggregate of $175 million of debt under our senior credit facility. The first swap fixed our LIBOR rate at 4.153% on $50 million of debt for a term of 48 months, expiring in March 2009. The second swap fixed our LIBOR rate at 4.255% on $75 million of debt for a term of 60 months, expiring in February 2010. Beginning in March 2006, the third swap fixed our LIBOR rate at 4.6125% on $50 million of debt for a term of 54 months, expiring in September 2010.

A previous interest rate swap, allowing us to fix our LIBOR rate at 2.269% on $75 million of debt for a term of 36 months, expired in March 2006.

The table below presents principal cash flows and related weighted average interest rates on our long-term debt outstanding at April 22, 2006, by expected maturity dates. Additionally, the table includes the notional amounts of our hedged debt and the impact of the anticipated average pay and receive rates of our interest rate swaps through their maturity dates. Expected maturity dates approximate contract terms. Weighted average variable rates are based on implied forward rates in the yield curve at April 22, 2006. Implied forward rates should not be considered a predictor of actual future interest rates.

								Fair
	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal			Market
	2006	2007	2008	2009	2010	Thereafter	Total	Value
Long-term debt:	(dollars in thousands)

Variable rate	$24,525	$32,025	$63,375	$52,700	$257,500	$-	$430,125	$430,125
Weighted average
interest rate	6.6%	6.6%	6.7%	6.8%	6.9%	-	6.7%	-

Interest rate swaps:

Variable to fixed (1)	$175,000	$175,000	$175,000	$175,000	$125,000	$-	$-	$4,530
Weighted average pay rate	0.0%	0.0%	0.0%	0.0%	0.0%	-	0.0%	-
Weighted average receive rate	0.9%	0.9%	0.9%	0.9%	0.8%	-	0.9%	-

  (1)  Amounts presented may not be outstanding for the entire year.

ITEM 4.  CONTROLS AND PROCEDURES

Our management evaluated, with the participation of our principal executive officeer and principal financial officeer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our principa executive officer and our principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective. Disclosure controls and procedures mean our controls and other procedures that are designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Secruities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officeer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Due to the timing of the Autopart International acquisition, effective September 2005, management has excluded the acquired operations from its evaluation of disclosure controls and procedures for the period covered by this report. Autopart International’s results of operations and financial position for the first quarter ended April 22, 2006 were insignificant to our consolidated financial statements.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended April 22, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information with respect to repurchases of our common stock for the quarter ended April 22, 2006 (amounts in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announcing Plans or Programs (1)	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs (1)(2)

January 1, 2006, to January 28, 2006	58	$43.11	58	$238,035
January 29, 2006, to February 25, 2006	116	42.68	116	233,079
February 26, 2006, to March 25, 2006	384	41.75	384	217,056
March 26, 2006, to April 22, 2006	1,057	39.79	1,057	175,005

Total	1,615	$40.58	1,615	$175,005

(1)
All of the above repurchases were made on the open market at prevailing market rates plus related expenses under our stock repurchase program, which was authorized by our Board of Directors and publicly announced on August 17, 2005 for a maximum of $300 million in common stock.

(2)	The maximum dollar value yet to be purchased under our stock repurchase program excludes related expenses paid on previous purchases or anticipated expenses on future purchases.

ITEM 6.   EXHIBITS

3.1(1)	Restated Certificate of Incorporation of Advance Auto Parts, Inc. (“Advance Auto”) (as amended on May 19, 2004).

3.2(2)	Bylaws of Advance Auto.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed on May 20, 2004 as an exhibit to Current Report on Form 8-K of Advance Auto.
(2)	Furnished on August 31, 2001 as an exhibit to Registration Statement on Form S-4 (No. 333-68858) of Advance Auto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCE AUTO PARTS, INC.

June 1, 2006	By:	/s/ Michael O. Moore
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

(1) Filed on May 20, 2004 as an exhibit to Current Report on Form 8-K of Advance Auto.
(2) Furnished on August 31, 2001 as an exhibit to Registration Statement on Form S-4 (No. 333-68858) of Advance Auto.