Form 10-Q
period 2006-07-15
ADVANCE AUTO PARTS INC
filed 2006-08-23
CIK 1158449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 15, 2006
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

As of August 21, 2006, the registrant had outstanding 105,115,773 shares of Common Stock, par value $0.0001 per share (the only class of common stock of the registrant outstanding).

i

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
July 15, 2006 and December 31, 2005
(in thousands, except per share data)
(unaudited)

	July 15,	December 31,
Assets	2006	2005

Current assets:
Cash and cash equivalents	$13,128	$40,783
Receivables, net	87,414	94,689
Inventories, net	1,433,126	1,367,099
Other current assets	41,088	45,369
Total current assets	1,574,756	1,547,940
Property and equipment, net of accumulated depreciation of
$626,106 and $564,558	954,620	898,851
Assets held for sale	4,099	8,198
Goodwill	67,208	67,094
Other assets, net	22,037	20,066
	$2,622,720	$2,542,149
Liabilities and Stockholders' Equity
Current liabilities:
Bank overdrafts	$38,297	$50,170
Current portion of long-term debt	37,767	32,760
Financed vendor accounts payable	128,511	119,351
Accounts payable	688,727	629,248
Accrued expenses	291,278	265,437
Other current liabilities	44,628	44,498
Total current liabilities	1,229,208	1,141,464
Long-term debt	392,651	406,040
Other long-term liabilities	67,765	74,874
Commitments and contingencies
Stockholders' equity:
Preferred stock, nonvoting, $0.0001 par value,
10,000 shares authorized; no shares issued or outstanding	-	-
Common stock, voting, $0.0001 par value, 200,000
shares authorized; 108,125 shares issued and 105,005 outstanding
in 2006 and 109,637 issued and 108,198 outstanding in 2005	11	11
Additional paid-in capital	509,693	564,965
Treasury stock, at cost, 3,120 and 1,439 shares	(113,162)	(55,668)
Accumulated other comprehensive income	5,003	3,090
Retained earnings	531,551	407,373
Total stockholders' equity	933,096	919,771
	$2,622,720	$2,542,149

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
For the Twelve and Twenty-Eight Week Periods Ended
July 15, 2006 and July 16, 2005
(in thousands, except per share data)
(unaudited)

	Twelve Week Periods Ended		Twenty-Eight Week Periods Ended
	July 15,	July 16,	July 15,	July 16,
	2006	2005	2006	2005

Net sales	$1,107,857	$1,023,146	$2,500,867	$2,281,510
Cost of sales, including purchasing and warehousing costs	580,498	541,096	1,308,340	1,198,529
Gross profit	527,359	482,050	1,192,527	1,082,981
Selling, general and administrative expenses	416,913	369,530	955,783	850,247
Operating income	110,446	112,520	236,744	232,734
Other, net:
Interest expense	(8,752)	(7,575)	(18,915)	(16,486)
Other (expense) income, net	(21)	1,045	599	1,365
Total other, net	(8,773)	(6,530)	(18,316)	(15,121)
Income before provision for income taxes	101,673	105,990	218,428	217,613
Provision for income taxes	38,737	40,061	81,411	83,037
Net income	$62,936	$65,929	$137,017	$134,576

Basic earnings per share	$0.60	$0.61	$1.28	$1.25

Diluted earnings per share	$0.59	$0.60	$1.27	$1.23

Average common shares outstanding	105,650	108,777	106,923	107,910
Dilutive effect of stock options	1,143	1,571	1,277	1,757
Average common shares outstanding - assuming dilution	106,793	110,348	108,200	109,667

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the Twenty-Eight Week Periods Ended
July 15, 2006 and July 16, 2005
(in thousands)
(unaudited)

	Twenty-Eight Week Periods Ended
	July 15,	July 16,
	2006	2005
Cash flows from operating activities:
Net income	$137,017	$134,576
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	70,860	62,476
Amortization of deferred debt issuance costs	338	337
Share-based compensation	9,892	237
Loss on disposal of property and equipment, net	453	713
Benefit for deferred income taxes	(7,425)	(6,297)
Excess tax benefit from share-based compensation	(3,427)	-
Tax benefit related to exercise of stock options	-	27,998
Net decrease (increase) in:
Receivables, net	7,395	7,589
Inventories, net	(66,027)	(125,882)
Other assets	5,391	(13,241)
Net increase (decrease) in:
Accounts payable	59,479	55,738
Accrued expenses	44,339	42,370
Other liabilities	(861)	2,740
Net cash provided by operating activities	257,424	189,354
Cash flows from investing activities:
Purchases of property and equipment	(132,015)	(119,777)
Business acquisitions, net of cash acquired	(12,500)	-
Proceeds from sales of property and equipment	6,788	2,874
Net cash used in investing activities	(137,727)	(116,903)
Cash flows from financing activities:
(Decrease) increase in bank overdrafts	(11,873)	5,377
Increase in financed vendor accounts payable	9,160	63,929
Dividends paid	(12,839)	-
Payments on note payable	(32)	-
Borrowings under credit facilities	8,000	1,500
Payments on credit facilities	(16,350)	(17,350)
Proceeds from the issuance of common stock, primarily exercise
of stock options	10,586	28,435
Excess tax benefit from share-based compensation	3,427	-
Repurchase of common stock	(137,560)	(42,978)
Increase in borrowings secured by trade receivables	129	8,203
Net cash (used in) provided by financing activities	(147,352)	47,116
Net (decrease) increase in cash and cash equivalents	(27,655)	119,567
Cash and cash equivalents, beginning of period	40,783	56,321
Cash and cash equivalents, end of period	$13,128	$175,888

Supplemental cash flow information:
Interest paid	$14,245	$12,103
Income tax payments, net	54,134	52,582
Non-cash transactions:
Accrued purchases of property and equipment	37,423	23,770
Retirement of common stock	79,177	-
Unrealized gain (loss) on hedge arrangements	1,913	(166)

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Twenty-Eight Week Periods Ended July 15, 2006 and July 16, 2005
(in thousands, except per share data)
(unaudited)

1.	Basis of Presentation:

The accompanying condensed consolidated financial statements include the accounts of Advance Auto Parts, Inc. and its wholly owned subsidiaries, or the Company. All significant intercompany balances and transactions have been eliminated in consolidation.

The condensed consolidated balance sheets as of July 15, 2006 and December 31, 2005, the condensed consolidated statements of operations for the twelve and twenty-eight week periods ended July 15, 2006 and July 16, 2005, and the condensed consolidated statements of cash flows for the twenty-eight week periods ended July 15, 2006 and July 16, 2005, have been prepared by the Company. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial position of the Company, the results of its operations and cash flows have been made.

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
For the Twelve and Twenty-Eight Week Periods Ended July 15, 2006 and July 16, 2005
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

	July 15,	December 31,
	2006	2005
	(28 weeks ended)	(52 weeks ended)
Defective and warranty reserve, beginning
of period	$11,352	$10,960
Reserves established	7,920	14,268
Reserves utilized	(7,584)	(13,876)
Defective and warranty reserve, end of
period	$11,688	$11,352

Earnings Per Share of Common Stock

Basic earnings per share of common stock has been computed based on the weighted-average number of common shares outstanding, less stock held in treasury, during the period. Diluted earnings per share of common stock reflects the increase in the weighted-average number of shares of common stock outstanding assuming the exercise of outstanding stock options, calculated on the treasury stock method, and all currently outstanding deferred stock units.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Twenty-Eight Week Periods Ended July 15, 2006 and July 16, 2005
(in thousands, except per share data)
(unaudited)

Stock Split

On August 10, 2005, the Company’s Board of Directors declared a three-for-two stock split of the Company’s common stock, effected as a 50% stock dividend. The dividend was distributed on September 23, 2005 to holders of record as of September 9, 2005 and the Company’s stock began trading on a post-split basis on September 26, 2005. All share and per share amounts in the accompanying condensed consolidated financial statements have been adjusted to reflect the effect of the stock split.

Share-Based Payments

The Company has share-based compensation plans as allowed under its long-term incentive plan, or LTIP, which includes fixed stock options and deferred stock units, or DSUs. The stock options authorized to be granted are non-qualified stock options and terminate on the seventh anniversary of the grant date. Additionally, the stock options vest over a three-year period in equal installments beginning on the first anniversary of the grant date and contain no post-vesting restrictions other than normal black-out periods prescribed by the Company’s corporate governance policies. The Company grants DSUs annually to its Board of Directors as provided for in the Advance Auto Parts, Inc. Deferred Stock Unit Plan for Non-Employee Directors and Selected Executives, or the DSU Plan. Each DSU is equivalent to one share of common stock of the Company. The DSUs are immediately vested upon issuance but are held on behalf of the director until he or she ceases to be a director. The DSUs are then distributed to the director following his or her last date of service. Additionally, the DSU Plan provides for the deferral of compensation as earned in the form of an annual retainer for board members and wages for certain highly compensated employees of the Company. These deferred stock units are payable to the participants at a future date or over a specified time period as elected by the participants in accordance with the DSU Plan.

In addition, the Company offers an employee stock purchase plan, or ESPP. Through 2005 all eligible employees, or team members, could elect to have a portion of compensation paid in the form of Company stock in lieu of cash calculated at 85% of fair market value at the beginning or end of the quarterly purchase period whichever was lower. Effective January 1, 2006, the ESPP was amended such that eligible team members may purchase common stock at 95% of fair market value at the date of purchase.

Prior to January 1, 2006, the Company accounted for its share-based compensation plans as prescribed by Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” or APB No. 25. The Company recorded no compensation cost in its statement of operations prior to fiscal 2006 for its fixed stock option grants as the exercise price equaled the fair market value of the underlying stock on the grant date. In addition, the Company did not recognize compensation expense for its employee stock purchase plan since it qualified as a non-compensatory plan under Section 423 of the Internal Revenue Code of 1986, as amended. The Company did recognize an insignificant amount of share-based compensation expense related to the grant of deferred stock units to its Board of Directors under its DSU Plan.

On January 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004), "Share-Based Payment," or SFAS No. 123R. SFAS No. 123R replaces SFAS No. 123 and supersedes APB Opinion No. 25 and subsequently issued stock option related guidance. The Company elected to use the modified-prospective method of implementation. Under this transition method, share-based compensation expense for the twelve and twenty-eight weeks ended July 15, 2006 included compensation expense for all share-based awards granted subsequent to January 1, 2006 based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R, and compensation expense for all share-based awards granted prior to but unvested as of January 1, 2006 based on the grant-date fair value estimated in accordance with original provisions of SFAS No. 123.

The Company uses the Black-Scholes option-pricing model to value all options and the straight-line method

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Twenty-Eight Week Periods Ended July 15, 2006 and July 16, 2005
(in thousands, except per share data)
(unaudited)

to amortize this fair value as compensation cost over the requisite service period. Total share-based compensation expense included in selling, general and administrative expenses in the accompanying condensed consolidated statement of operations for the twelve and twenty-eight weeks ended July 15, 2006 was $4,847 and $9,892, respectively. The related income tax benefit was $1,847 and $3,690, respectively. The Company recognized $237 of share-based compensation expense in accordance with APB No. 25 for the twelve and twenty-eight weeks ended July 16, 2005. In accordance with the modified-prospective transition method of SFAS No. 123R, the Company has not restated prior periods.

As a result of adopting SFAS No. 123R on January 1, 2006, the Company’s earnings before income tax expense and net earnings for the twelve weeks ended July 15, 2006, were $4,562 and $2,824 lower, respectively, than if the Company had continued to account for share-based compensation under APB No. 25. The Company’s earnings before income tax expense and net earnings for the twenty-eight weeks ended July 15, 2006, were $9,607 and $6,024 lower, respectively, than if the Company had continued to account for share-based compensation under APB No. 25. The related impact in 2006 to basic and diluted earnings per share is $0.03 and $0.06 for the twelve and twenty-eight weeks ended July 15, 2006, respectively.

Prior to the adoption of SFAS No.123R, the Company reported all income tax benefits resulting from the exercise of stock options as operating cash inflows in its consolidated statements of cash flow. In accordance with SFAS No.123R, the Company revised its statement of cash flows presentation to include the excess tax benefits from the exercise of stock options as financing cash inflows rather than operating cash inflows. Accordingly, for the twenty-eight weeks ended July 15, 2006, the Company reported $3,427 of excess tax benefits as a financing cash inflow.

The following table reflects the impact on net income and earnings per share as if the Company had applied the fair value based method of recognizing share-based compensation costs as prescribed by SFAS No. 123 for the twelve and twenty-eight weeks ended July 16, 2005.

	Twelve Weeks Ended July 16, 2005	Twenty-Eight Weeks Ended July 16, 2005

Net income, as reported	$65,929	$134,576
Add: Total stock-based employee compensation
expense included in reported net income, net
of related tax effects	147	147
Deduct: Total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects	(2,342)	(4,695)
Pro forma net income	$63,734	$130,028

Net income per share:

Basic, as reported	$0.61	$1.25
Basic, pro forma	$0.59	$1.20
Diluted, as reported	$0.60	$1.23
Diluted, pro forma	$0.58	$1.19

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Twenty-Eight Week Periods Ended July 15, 2006 and July 16, 2005
(in thousands, except per share data)
(unaudited)

The following table summarizes the fixed stock option transactions for the twenty-eight weeks ended July 15, 2006:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Fixed Price Options
Outstanding at beginning of year	6,192	$24.46
Granted	2,116	40.38
Exercised	(437)	20.29
Forfeited	(248)	32.74
Outstanding at July 15, 2006	7,623	$28.85	4.98	$34,857

Exercisable at July 15, 2006	3,518	$20.61	3.86	$32,713

The aggregate intrinsic value in the preceding table is based on the Company’s closing stock price of $29.04 as of the last trading day of the period ended July 15, 2006. The aggregate intrinsic value of options (the amount by which the market price of the stock on the date of exercise exceeded the exercise price of the option) exercised during the twenty-eight weeks ended July 15, 2006 and July 16, 2005 was $8,981 and $71,045, respectively. As of July 15, 2006, there was $35,463 of unrecognized compensation expense related to non-vested fixed stock options that is expected to be recognized over a weighted average period of 2.1 years. Shares authorized for grant under the LTIP are 8,620 at July 15, 2006.

The weighted average fair value of stock options granted during the twenty-eight weeks ended July 15, 2006 and July 16, 2005 was $10.68 and $10.54 per share, respectively. The fair value of each stock option was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	July 15,	July 16,
Black-Scholes Option Valuation Assumptions (1)	2006	2005

Risk-free interest rate (2)	4.6%	3.7%
Expected dividend yield	0.6%	-
Expected stock price volatility (3)	28%	33%
Expected life of stock options (in months) (4)	44	48

(1)	Forfeitures are based on historical experience.
(2)	The risk-free interest rate is based on a U.S. Treasury constant maturity interest rate whose term is consistent with the expected life of the Company’s stock options.
(3)	Expected volatility is based on the historical volatility of the Company’s common stock for the period consistent with the life of the Company’s stock options.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Twenty-Eight Week Periods Ended July 15, 2006 and July 16, 2005
(in thousands, except per share data)
(unaudited)

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

Hedge Activities

The Company has entered into interest rate swap agreements to limit its cash flow risk on its variable rate debt. In March 2005, the Company entered into three interest rate swap agreements on an aggregate of $175,000 of debt under its senior credit facility. The detail for the individual swaps is as follows:

•	The first swap fixed the Company’s LIBOR rate at 4.153% on $50,000 of debt for a term of 48 months, expiring in March 2009.
•	The second swap fixed the Company’s LIBOR rate at 4.255% on $75,000 of debt for a term of 60 months, expiring in February 2010.
•	Effective March 2006, the third swap fixed the Company’s LIBOR rate at 4.6125% on $50,000 of debt for a term of 54 months, expiring in September 2010.

In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the fair value of these hedges is recorded as an asset or liability in the accompanying condensed consolidated balance sheets at July 15, 2006 and December 31, 2005, respectively. The Company uses the “matched terms” accounting method as provided by Derivative Implementation Group Issue No. G9, “Assuming No Ineffectiveness When Critical Terms of the Hedging Instrument and the Hedge Transaction Match in a Cash Flow Hedge” for the interest rate swaps. Accordingly, the Company has matched the critical terms of each hedge instrument to the hedged debt. Therefore, the Company has recorded all adjustments to the fair value of the hedge instruments in accumulated other comprehensive income through the maturity date of the applicable hedge arrangement. The fair value at July 15, 2006 was an unrecognized gain of $5,003, net of the related tax impact, on the swaps. Any amounts received or paid under these hedges will be recorded in the statement of operations as earned or incurred. Comprehensive income for the twelve and twenty-eight weeks ended July 15, 2006 and July 16, 2005 is as follows:

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	July 15,	July 16,	July 15,	July 16,
	2006	2005	2006	2005

Net income	$62,936	$65,929	$137,017	$134,576
Unrealized gain (loss) on hedge
arrangements, net of tax	473	196	1,913	(166)
Comprehensive income	$63,409	$66,125	$138,930	$134,410

Based on the estimated current and future fair values of the hedge arrangements at July 15, 2006, the Company estimates amounts currently included in accumulated other comprehensive income that will be reclassified to earnings in the next 12 months will consist of a gain of $1,784 associated with the interest rate swaps.

Financed Vendor Accounts Payable

The Company has a short-term financing program with a bank for certain merchandise purchases. The substance of the program is for the Company to borrow money from the bank to finance its purchases from vendors.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Twenty-Eight Week Periods Ended July 15, 2006 and July 16, 2005
(in thousands, except per share data)
(unaudited)

The Company records any discount given by the vendor to the value of its inventory and accretes this discount to the resulting short-term payable to the bank through interest expense over the extended term. At July 15, 2006 and December 31, 2005, $128,511 and $119,351, respectively, was payable to the bank by the Company under this program and is included in the accompanying condensed consolidated balance sheets as Financed Vendor Accounts Payable.

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” or FIN 48.  FIN 48 clarifies the accounting and reporting for income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of FIN 48.

In March 2006, the FASB’s Emerging Issues Task Force released Issue 06-3, “How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement,” or EITF 06-3. A consensus was reached that entities may adopt a policy of presenting sales taxes in the income statement on either a gross or net basis. If taxes are significant, an entity should disclose its policy of presenting taxes and the amount of taxes if reflected on a gross basis in the income statement. EITF 06-3 is effective for periods beginning after December 15, 2006. The Company presents sales net of sales taxes in its consolidated statement of operations and does not anticipate changing its policy as a result of EITF 06-3.

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

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Twenty-Eight Week Periods Ended July 15, 2006 and July 16, 2005
(in thousands, except per share data)
(unaudited)

The acquisition has been accounted for under the provisions of SFAS No. 141, “Business Combinations,” or SFAS No. 141. The total purchase price of AI consisted of $87,440, of which $74,940 was paid upon closing with an additional $12,500 of contingent consideration paid in March 2006 based upon AI satisfying certain earnings before interest, taxes, depreciation and amortization targets through December 31, 2005. Furthermore, an additional $12,500 is payable upon the achievement of certain synergies, as defined in the Purchase Agreement, through fiscal 2008. In accordance with SFAS No. 141, this additional payment does not represent contingent consideration and will be reflected in the statement of operations when earned. Due to the timing of this acquisition, the purchase price has preliminarily been allocated to the assets acquired and the liabilities assumed based upon estimates of fair values at the date of acquisition. This preliminary allocation resulted in the recognition of $50,546 in goodwill, all of which is deductible for tax purposes, and is subject to the finalization of the valuation of certain identifiable intangibles.

The following unaudited proforma information presents the results of operations of the Company as if the acquisition had taken place at the beginning of the applicable period:

	Twelve Weeks Ended July 16, 2005	Twenty-Eight Weeks Ended July 16, 2005

Net sales	$1,048,543	$2,335,570
Net income	67,051	137,160
Earnings per diluted share	$0.61	$1.25

3.	Receivables:

Receivables consist of the following:

	July 15,	December 31,
	2006	2005

Trade	$12,900	$13,733
Vendor	62,504	63,161
Installment	4,416	5,622
Insurance recovery	9,217	13,629
Other	3,090	3,230
Total receivables	92,127	99,375
Less: Allowance for doubtful accounts	(4,713)	(4,686)
Receivables, net	$87,414	$94,689

4.	Inventories, net:

Inventories are stated at the lower of cost or market, cost being determined using the last-in, first-out ("LIFO") method for approximately 92% and 93% of inventories at July 15, 2006 and December 31, 2005,

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Twenty-Eight Week Periods Ended July 15, 2006 and July 16, 2005
(in thousands, except per share data)
(unaudited)

respectively. Under the LIFO method, the Company’s cost of sales reflects the costs of the most currently purchased inventories while the inventory carrying balance represents the costs relating to prices paid in prior years. The Company’s costs to acquire inventory have been generally decreasing in recent years as a result of its significant growth. Accordingly, the cost to replace inventory is less than the LIFO balances carried for similar product. As a result of the LIFO method and the ability to obtain lower product costs, the Company recorded reductions to cost of sales of $8,528 and $4,237 for the twenty-eight weeks ended July 15, 2006 and July 16, 2005, respectively.

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

The Company capitalizes certain purchasing and warehousing costs into inventory. Purchasing and warehousing costs included in inventory, at FIFO, at July 15, 2006 and December 31, 2005, were $89,307 and $92,833, respectively. Inventories consist of the following:

	July 15,	December 31,
	2006	2005

Inventories at FIFO	$1,351,809	$1,294,310
Adjustments to state inventories at LIFO	81,317	72,789
Inventories at LIFO	$1,433,126	$1,367,099

Replacement cost approximated FIFO cost at July 15, 2006, and December 31, 2005.

Inventory quantities are tracked through a perpetual inventory system. The Company uses a cycle counting program in all distribution centers; Parts Delivered Quickly warehouses, or PDQs; Local Area Warehouses, or LAWs, and retail stores to ensure the accuracy of the perpetual inventory quantities of both merchandise and core inventory. The Company establishes reserves for estimated shrink based on historical accuracy and effectiveness of the cycle counting program. The Company also establishes reserves for potentially excess and obsolete inventories based on current inventory levels of discontinued product and the historical analysis of the liquidation of discontinued inventory below cost. The nature of the Company’s inventory is such that the risk of obsolescence is minimal and excess inventory has historically been returned to the Company’s vendors for credit. The Company provides reserves when less than full credit is expected from a vendor or when liquidating product will result in retail prices below recorded costs. The Company’s reserves against inventory for these matters were $29,715 and $22,825 at July 15, 2006 and December 31, 2005, respectively.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Twenty-Eight Week Periods Ended July 15, 2006 and July 16, 2005
(in thousands, except per share data)
(unaudited)

5.	Long-term Debt:

Long-term debt consists of the following:

	July 15,	December 31,
	2006	2005
Senior Debt:
Tranche A, Senior Secured Term Loan at variable interest
rates (6.54% and 5.66% at July 15, 2006 and December 31, 2005,
respectively), due September 2009	$155,000	$170,000
Tranche B, Senior Secured Term Loan at variable interest
rates (6.83% and 5.89% at July 15, 2006 and December 31, 2005,
respectively), due September 2010	167,450	168,300
Delayed Draw, Senior Secured Term Loan at variable interest
rates (6.72% and 5.91% at July 15, 2006 and December 31, 2005,
respectively), due September 2010	99,500	100,000
Revolving facility at variable interest rates
(8.50% and 5.66% at July 15, 2006 and December 31, 2005,
respectively) due September 2009	8,000	-
Other	468	500
	430,418	438,800
Less: Current portion of long-term debt	(37,767)	(32,760)
Long-term debt, excluding current portion	$392,651	$406,040

At July 15, 2006, the Company’s senior credit facility provided for $429,950 in term loans (as detailed above) and $200,000 under a revolving credit facility (which provides for the issuance of letters of credit with a sub limit of $70,000). As of July 15, 2006, the Company had borrowed $8,000 under the revolver and had $54,564 in letters of credit outstanding, which reduced availability under the revolver to $137,436.

The tranche A term loan currently requires scheduled repayments of $7,500 on September 30, 2006 and December 31, 2006, $10,000 on March 31, 2007 and quarterly thereafter through December 31, 2007, $12,500 on March 31, 2008 and quarterly thereafter through June 30, 2009 and $25,000 due at maturity on September 30, 2009. The tranche B term loan currently requires scheduled repayments of $425 on September 30, 2006 and quarterly thereafter, with a final payment of $160,650 due at maturity on September 30, 2010. The delayed draw term loan currently requires scheduled repayments of 0.25% of the aggregate principal amount outstanding on June 30, 2006 and quarterly thereafter, with a final payment due at maturity on September 30, 2010. The revolver expires on September 30, 2009. In addition, the Pennsylvania Department of Community and Economic Development machinery and equipment loan fund, or MELF, loan currently requires nominal monthly principal repayments ranging from $5 to $7 until maturity on January 1, 2010.

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

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Twenty-Eight Week Periods Ended July 15, 2006 and July 16, 2005
(in thousands, except per share data)
(unaudited)

Under the senior credit facility, the Company is required to comply with financial covenants with respect to limits on annual capital expenditures, a maximum leverage ratio, a minimum interest coverage ratio, a minimum current assets to funded senior debt ratio and a maximum senior leverage ratio. The Company was in compliance with the above covenants under the senior credit facility at July 15, 2006.

6.	Stock Repurchase Program:

During the third quarter of fiscal 2005, the Company's Board of Directors authorized a stock repurchase program of up to $300,000 of the Company's common stock plus related expenses. The program allows the Company to repurchase its common stock on the open market or in privately negotiated transactions from time to time in accordance with the requirements of the Securities and Exchange Commission. Under this program, the Company repurchased 2,064 shares of common stock at an aggregate cost of $71,018, or an average price of $34.42 per share, excluding related expenses during the twelve weeks ended July 15, 2006. During the twenty-eight weeks ended July 15, 2006, the Company repurchased 3,679 shares of common stock at an aggregate cost of $136,561, or an average price of $37.12 per share, excluding related expenses. At July 15, 2006, the Company has repurchased a total of 5,209 shares of common stock under this program at an aggregate cost of $196,013, or an average price of $37.63 per share, excluding related expenses.

During the first quarter of fiscal 2006, the Company also retired 1,997 shares of common stock, all of which was repurchased under the $300,000 stock repurchase program. Subsequent to July 15, 2006, the Company retired an additional 3,120 shares of common stock.

7.	Postretirement Plan:

The Company provides certain health and life insurance benefits for eligible retired team members through a postretirement plan, or the Plan. These benefits are subject to deductibles, co-payment provisions and other limitations. The Plan has no assets and is funded on a cash basis as benefits are paid. The discount rate that the Company utilizes for determining its postretirement benefit obligation is actuarially determined. The discount rate utilized at December 31, 2005 was 5.5%, and remained unchanged through the twenty-eight weeks ended July 15, 2006. The Company expects fiscal 2006 plan contributions to completely offset benefits paid, consistent with fiscal 2005.

The components of net periodic postretirement benefit cost for the twelve and twenty-eight weeks ended July 15, 2006, and July 16, 2005 respectively, are as follows:

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	July 15,	July 16,	July 15,	July 16,
	2006	2005	2006	2005

Interest cost	$168	$185	$391	$432
Amortization of prior service cost	(135)	(134)	(313)	(312)
Amortization of unrecognized net losses	49	55	113	128
	$82	$106	$191	$248

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
•  our ability to obtain affordable insurance against the financial impacts of natural disasters;
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

Management Overview

During the second quarter of fiscal 2006, we recorded earnings per diluted share of $0.59 compared to $0.60 for the same quarter of fiscal 2005. These results were primarily driven by increased sales and higher gross margins offset by the loss of leverage on certain fixed operating expenses as a result of our lower than expected sales increase. Additionally, our operating results for the second quarter include the recognition of $.03 of share-based compensation expense per diluted share required by the adoption of SFAS No. 123R on January 1, 2006.

We believe the macroeconomic environment negatively impacted our business and resulted in weakening trends from the first and second quarter results compared to the same periods of last year. We believe our customers have been adversely impacted by rising energy prices, higher interest rates, and larger required minimum payments on their credit card balances, which limit their current ability to spend.

We have established a high priority of examining our operating expenses, including both corporate and store-level, in light of our current sales trends. We believe we can continue to be more efficient in our corporate-level expenses by optimizing a number of job functions, being more selective in areas such as meetings and travel and re-evaluating all third party service providers. Second, we continue to examine our non-sales activities in our stores and the impact of those activities on our operating expenses. In addition to rolling out energy-management systems to a significant number of our stores, we are evaluating a number of administrative procedures performed by our store team members in an effort to better optimize their time.

While we expect the economic environment to remain challenging, we believe the factors that favorably impact our industry continue to remain strong. Customers can only defer maintenance on their automobiles so long. We believe the combination of these favorable industry dynamics along with the execution of our business initiatives discussed in previous filings and our more recent effort to examine operating expenses will continue to drive our earnings growth into the foreseeable future.

The following table highlights certain operating results and key metrics for the twelve and twenty-eight weeks ended July 15, 2006, and July 16, 2005.

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	July 15, 2006	July 16, 2005	July 15, 2006	July 16, 2005

Total net sales (in thousands)	$1,107,857	$1,023,146	$2,500,867	$2,281,510
Total commercial net sales (in thousands)	$273,739	$213,999	$622,589	$473,709
Comparable store net sales growth	1.2%	9.0%	2.7%	9.1%
DIY comparable store net sales growth	(1.0%)	4.9%	(0.1%)	5.0%
DIFM comparable store net sales growth	9.1%	27.1%	13.1%	27.2%
Average net sales per store (in thousands)	$1,568	$1,520	$1,568	$1,520
Inventory per store (in thousands)	$482	$490	$482	$490
Selling, general and administrative expenses per store (in thousands)	$140	$136	$322	$314
Inventory turnover	1.71	1.69	1.71	1.69
Gross margin	47.6%	47.1%	47.7%	47.5%
Operating margin	10.0%	11.0%	9.5%	10.2%

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

Store Count

At July 15, 2006, we operated 2,971 stores within the United States, Puerto Rico and the Virgin Islands. We operated 2,862 stores throughout 40 states in the Northeastern, Southeastern and Midwestern regions of the United States. These stores operated under the “Advance Auto Parts” trade name except for certain stores in the state of Florida, which operated under the “Advance Discount Auto Parts” trade name. These stores offer automotive replacement parts, accessories and maintenance items, with no significant concentration in any specific product area. In addition, we operated 37 stores under the “Western Auto” and “Advance Auto Parts” trade names, located primarily in Puerto Rico and the Virgin Islands. The Western Auto stores offer automotive tires and service in addition to automotive parts, accessories and maintenance items. At July 15, 2006, we also operated 72 stores under the “Autopart International” trade name throughout the Northeastern region of the United States.

The following table sets forth information about our stores, including the number of new, closed and relocated stores, during the twelve and twenty-eight weeks ended July 15, 2006. We lease approximately 81% of our stores.

	Twelve Weeks Ended July 15, 2006	Twenty-Eight Weeks Ended July 16, 2005
Number of stores at beginning of period	2,927	2,872
New stores	44	102
Closed stores	-	(3)
Number of stores, end of period	2,971	2,971
Relocated stores	10	21
Stores with commercial programs (a)	2,425	2,425

(a)	As of July 15, 2006, these commercial programs include the 72 AI stores.

We anticipate that we will add a total of approximately 205 to 215 new stores during 2006 primarily through new store openings, excluding any acquisitions.

Commercial Program

Our commercial program produced strong results during the twelve and twenty-eight weeks ended July 15, 2006. We attribute this performance to the execution of our commercial plan, which consists of:

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

Commercial sales represented approximately 25% of our total sales for both the twelve and twenty-eight weeks ended July 15, 2006 compared to almost 21% for both the twelve and twenty-eight weeks ended July 16, 2005. As of July 15, 2006, we operated commercial programs in 81% of our total stores, excluding the 72 AI stores, an increase from approximately 77% at the end of the prior year quarter. We anticipate growing our number of commercial programs to approximately 85% of our Advance Auto Parts store base over time. We believe we have the potential to grow profitably our share of the commercial business in each of our markets.

We believe the continued execution of our commercial plan and growth in our commercial programs will allow us the opportunity to achieve double-digit comparable store sales growth in our commercial business for the foreseeable future. We believe the acquisition of AI supplements our commercial growth due to AI’s established delivery programs and knowledge of the commercial industry, particularly for foreign makes and models of vehicles.

Share-Based Payments

On January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standard, or SFAS, No. 123 (revised 2004), "Share-Based Payment," or SFAS No. 123R. SFAS No. 123R replaces SFAS No. 123 and supersedes APB Opinion No. 25 and subsequently issued stock option related guidance. We elected to use the modified-prospective method of implementation. Under this transition method, share-based compensation expense for the twelve and twenty-eight weeks ended July 15, 2006 included compensation expense for all share-based awards granted subsequent to January 1, 2006 based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R, and compensation expense for all share-based awards granted prior to but unvested as of January 1, 2006 based on the grant-date fair value estimated in accordance with original provisions of SFAS No. 123.

We use the Black-Scholes option-pricing model to value all options and straight-line method to amortize this fair value as compensation cost over the requisite service period. Total share-based compensation expense included in selling, general and administrative expenses in our statement of operations for the twelve and twenty-eight weeks ended July 15, 2006 was $4.8 million and $9.9 million, respectively. The related income tax benefit was $1.8 million and $3.7 million, respectively. We did not have any share-based compensation expense in accordance with APB No. 25 for the twelve and twenty-eight weeks ended July 16, 2005. On a pro forma basis, share-based compensation was $.02 and $.04 per diluted share for the twelve and twenty-eight weeks ended July 16, 2005, respectively. In accordance with the modified-prospective transition method of SFAS No. 123R, we have not restated prior periods.

As a result of adopting SFAS No. 123R on January 1, 2006, our earnings before income tax expense and net earnings for the twelve weeks ended July 15, 2006, were $4.6 million and $2.8 million lower, respectively, than if we had continued to account for share-based compensation under APB No. 25. Our earnings before income tax expense and net earnings for the twenty-eight weeks ended July 15, 2006, were $9.6 million and $6.0 million lower, respectively, than if we had continued to account for share-based compensation under APB No. 25. The related impact in 2006 to basic and diluted earnings per share is $0.03 and $0.06 for the twelve and twenty-eight weeks ended July 15, 2006, respectively.

As of July 15, 2006, we have $35.5 million of unrecognized compensation expense related to non-vested fixed stock options we expect to recognize over a weighted average period of 2.1 years.

Critical Accounting Policies

Our financial statements have been prepared in accordance with accounting policies generally accepted in the United States of America. Our discussion and analysis of the financial condition and results of operations are based on these financial statements. The preparation of these financial statements requires the application of accounting policies in addition to certain estimates and judgments by our management. Our estimates and judgments are based on currently available information, historical results and other assumptions we believe are reasonable. Actual results could differ from these estimates. During the first and second quarters of fiscal 2006, we consistently applied the critical accounting policies discussed in our annual report on Form 10-K for the year ended December 31, 2005. For a complete discussion regarding these critical accounting policies, refer to this annual report on Form 10-K. In addition to these critical accounting policies, we have added “Share-Based Payments” as a critical accounting policy upon the adoption of SFAS No. 123R as of January 1, 2006.

Share-Based Payments

We account for our share-based compensation plans as prescribed by the fair value provisions of SFAS No. 123R. We use the Black-Scholes option-pricing model to determine the fair value of our stock options. This model requires the input of certain assumptions, including the expected life of stock options, expected stock price volatility and the estimate of stock option forfeitures. If actual results are different from these assumptions, the share-based compensation expense reported in our financial statements may not be representative of the actual economic cost of the share-based compensation. In addition, significant changes in these assumptions could materially impact our share-based compensation expense on future awards.

Components of Statement of Operations

Net Sales

Net sales consist primarily of comparable store sales and new store net sales. We calculate comparable store sales based on the change in net sales starting once a store has been open for 13 complete accounting periods. We include relocations in comparable store sales from the original date of opening. We exclude net sales from the 37 Western Auto retail stores and 72 AI stores from our comparable store sales as a result of their unique product offerings.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of store payroll, store occupancy (including rent), advertising expenses, other store expenses and general and administrative expenses, including salaries and related benefits of store support center team members, share-based compensation, store support center administrative expenses, data processing, professional expenses and other related expenses.

Results of Operations

The following table sets forth certain of our operating data expressed as a percentage of net sales for the periods indicated.

	Twelve Week Periods Ended		Twenty-Eight Week Periods Ended
	(unaudited)		(unaudited)
	July 15,	July 16,	July 15,	July 16,
	2006	2005	2006	2005
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales, including purchasing and warehousing costs	52.4	52.9	52.3	52.5
Gross profit	47.6	47.1	47.7	47.5
Selling, general and administrative expenses	37.6	36.1	38.2	37.3
Operating income	10.0	11.0	9.5	10.2
Interest expense	(0.8)	(0.7)	(0.8)	(0.7)
Other income, net	(0.0)	0.0	0.0	(0.0)
Provision for income taxes	3.5	3.9	3.2	3.6
Net income	5.7%	6.4%	5.5%	5.9%

Twelve Weeks Ended July 15, 2006 Compared to Twelve Weeks Ended July 16, 2005

Net sales for the twelve weeks ended July 15, 2006 were $1,107.9 million, an increase of $84.7 million, or 8.3%, as compared to net sales for the twelve weeks ended July 16, 2005. The net sales increase was due to an increase in comparable store sales of 1.2%, contributions from new stores opened within the last year and sales from operations acquired mid-year fiscal 2005. The comparable store sales increase resulted from an increase in average ticket sales and customer traffic in our DIFM business and an increase in average ticket sales by our DIY customers offset by a decrease in DIY customer count.

Gross profit for the twelve weeks ended July 15, 2006 was $527.4 million, or 47.6% of net sales, as compared to $482.1 million, or 47.1% of net sales, for the twelve weeks ended July 16, 2005. Gross profit increased as a percentage of net sales for the quarter due to the impact of category management, including a positive shift in sales mix, and lower logistics expense.

Selling, general and administrative expenses increased to $416.9 million, or 37.6% of net sales, for the twelve weeks ended July 15, 2006, from $369.5 million, or 36.1% of net sales, for the twelve weeks ended July 16, 2005. Selling, general and administrative expenses increased as a percentage of sales as a result of:

•	recording share-based compensation expense of approximately 0.4% of net sales upon the implementation of SFAS 123R on January 1, 2006;
•	a 0.6% increase in certain fixed costs as a percentage of sales during the quarter, including rent and depreciation, as a result of lower than anticipated sales growth; and

•	a 0.5% increase in expenses associated with our fuel and insurance programs.

Interest expense for the twelve weeks ended July 15, 2006 was $8.8 million, or 0.8% of net sales, as compared to $7.6 million, or 0.7% of net sales, for the twelve weeks ended July 16, 2005. The increase in interest expense as a percentage of sales reflects overall higher interest rates, as compared to the twelve weeks ended July 16, 2005. In addition, interest income for the twelve weeks ended July 15, 2006 decreased as a result of overall lower cash balances during the period.

Income tax expense for the twelve weeks ended July 15, 2006 was $38.7 million, as compared to $40.1 million for the twelve weeks ended July 16, 2005. Our effective income tax rate was 38.1% for the twelve weeks ended July 15, 2006 compared to 37.8% for the same period ended July 16, 2005.

We produced net income of $62.9 million, or $0.59 per diluted share, for the twelve weeks ended July 15, 2006, as compared to $65.9 million, or $0.60 per diluted share, for the twelve weeks ended July 16, 2005. As a percentage of net sales, net income for the twelve weeks ended July 15, 2006 was 5.7%, as compared to 6.4% for the twelve weeks ended July 16, 2005. Our earnings per diluted share results reflect the impact on both earnings and the diluted share count of implementing FAS 123R as further explained in this management’s discussion and analysis and in the notes to our financial statements contained elsewhere in this Form 10-Q. Our earnings per diluted share also reflect the three-for-two stock split of our common stock effective September 23, 2005.

Twenty-Eight Weeks Ended July 15, 2006 Compared to Twenty-Eight Weeks Ended July 16, 2005

Net sales for the twenty-eight weeks ended July 15, 2006 were $2,500.9 million, an increase of $219.4 million, or 9.6%, as compared to net sales for the twenty-eight weeks ended July 16, 2005. The net sales increase was due to an increase in comparable store sales of 2.7%, contributions from new stores opened within the last year and sales from operations acquired mid-year fiscal 2005. The comparable store sales increase resulted from an increase in average ticket sales and customer traffic in our DIFM business and an increase in average ticket sales by our DIY customers offset by a decrease in DIY customer count.

Gross profit for the twenty-eight weeks ended July 15, 2006 was $1,192.5 million, or 47.7% of net sales, as compared to $1,083.0 million, or 47.5% of net sales, for the twenty-eight weeks ended July 16, 2005. Gross profit increased as a percentage of net sales for the twenty-eight weeks ended July 15, 2006 quarter due to the positive impact of category management.

Selling, general and administrative expenses increased to $955.8 million, or 38.2% of net sales, for the twenty-eight weeks ended July 15, 2006, from $850.2 million, or 37.3% of net sales, for the twenty-eight weeks ended July 16, 2005. Selling, general and administrative expenses increased as a percentage of sales as a result of:

•	recording share-based compensation expense of approximately 0.4% of net sales upon the implementation of SFAS 123R on January 1, 2006;
•	a 0.3% increase in certain fixed costs as a percentage of sales during the twenty-eight weeks ended July 15, 2006, including rent and depreciation, as a result of lower than anticipated sales growth.

Interest expense for the twenty-eight weeks ended July 15, 2006 was $18.9 million, or 0.8% of net sales, as compared to $16.5 million, or 0.7% of net sales, for the twenty-eight weeks ended July 16, 2005. The increase in interest expense as a percentage of sales reflects overall higher interest rates, as compared to the twenty-eight weeks ended July 16, 2005. In addition, interest income for the twenty-eight weeks ended July 15, 2006 decreased as a result of overall lower cash balances during the period.

Income tax expense for the twenty-eight weeks ended July 15, 2006 was $81.4 million, as compared to $83.0 million for the twenty-eight weeks ended July 16, 2005. Our effective income tax rate was 37.3% for the twenty-eight weeks ended July 15, 2006 compared to 38.2% for the same period ended July 16, 2005. The decrease in our effective rate was driven by the favorable resolution of certain tax contingencies.

We produced net income of $137.0 million, or $1.27 per diluted share, for the twenty-eight weeks ended

July 15, 2006, as compared to $134.6 million, or $1.23 per diluted share, for the twenty-eight weeks ended July 16, 2005. As a percentage of net sales, net income for the twenty-eight weeks ended July 15, 2006 was 5.5%, as compared to 5.9% for the twenty-eight weeks ended July 16, 2005. Our earnings per diluted share results reflect the impact on both earnings and the diluted share count of implementing SFAS 123R as further explained in this management’s discussion and analysis and in the notes to our financial statements contained elsewhere in this Form 10-Q. Our earnings per diluted share also reflect the three-for-two stock split of our common stock effective September 23, 2005.

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

At July 15, 2006, our cash balance was $13.1 million, a decrease of $27.7 million compared to December 31, 2005. Our cash balance decreased primarily due to the repurchase of common stock and dividends paid to our shareholders partially offset by an overall net decrease in working capital during the twenty-eight weeks ended July 15, 2006. At July 15, 2006, we had outstanding indebtedness consisting of borrowings of $430.0 million under our senior credit facility, of which $8.0 million was outstanding on our revolving credit facility. In addition, we had $54.6 million in letters of credit outstanding, which reduced our total availability under the revolving credit facility to $137.4 million.

On May 17, 2006, our Board of Directors declared a quarterly dividend of $0.06 per share to all common stockholders of record as of June 23, 2006. The dividend was paid on July 7, 2006. Subsequent to July 15, 2006, our Board of Directors declared a quarterly dividend of $0.06 per share to be paid on October 6, 2006 to all common stockholders of record as of September 22, 2006.

Capital Expenditures

Our primary capital requirements have been the funding of our continued store expansion program, including new store openings and store acquisitions, store relocations and remodels, inventory requirements, the construction and upgrading of distribution centers, the development and implementation of proprietary information systems and our acquisitions.

Our capital expenditures were $132.0 million for the twenty-eight weeks ended July 15, 2006. These amounts included costs related to new store openings, the upgrade of our information systems, remodels and relocations of existing stores. In addition, we also made a $12.5 million payment related to the acquisition of Autopart International. In 2006, we anticipate that our capital expenditures will be approximately $245.0 million to $255.0 million.

Our future capital requirements will depend in large part on the number of and timing for new stores we open or acquire within a given year and the number of stores we relocate or remodel. We anticipate adding approximately 205 to 215 new stores during 2006 primarily through new store openings. As of July 15, 2006, 102 new stores had been added.

Vendor Financing Program

Historically, we have negotiated extended payment terms from suppliers that help finance inventory growth, and we believe that we will be able to continue financing much of our inventory growth through such extended payment terms. We have a short-term financing program with a bank for certain merchandise purchases. The substance of the program is for us to borrow money from the bank to finance purchases from our vendors. This program allows us to further reduce our working capital invested in current inventory levels and finance future inventory growth. Our current capacity under this program is $200 million. At July 15, 2006, $128.5 million was payable to the bank by us under this program.

Stock Repurchase Program

During the third quarter of fiscal 2005, our Board of Directors authorized a stock repurchase program of up to $300 million of our common stock plus related expenses. The program allows us to repurchase our common stock on the open market or in privately negotiated transactions from time to time in accordance with the requirements of the Securities and Exchange Commission. Under this program, we repurchased 2.1 million shares of common stock at an aggregate cost of $71.0 million, or an average price of $34.42 per share, excluding related expenses during the twelve weeks ended July 15, 2006. During the twenty-eight weeks ended July 15, 2006, we repurchased 3.7 million shares of common stock at an aggregate cost of $136.6 million, or an average price of $37.12 per share, excluding related expenses. At July 15, 2006, we had repurchased a total of 5.2 million shares of common stock under this program at an aggregate cost of $196.0 million, or an average price of $37.63 per share, excluding related expenses.

During the first quarter of fiscal 2006, we also retired 2.0 million shares of common stock under the $300 million stock repurchase program. Subsequent to July 15, 2006, we retired an additional 3.1 million shares of common stock.

Deferred Compensation and Postretirement Plans

We maintain a non-qualified deferred compensation plan established for certain of our key team members. This plan provides for a minimum and maximum deferral percentage of the team member’s base salary and bonus, as determined by our Retirement Plan Committee. We fund the plan liability by remitting the team members’ deferrals to a Rabbi Trust where these deferrals are invested in certain life insurance contracts. Accordingly, the cash surrender value on these contracts is held in the Rabbi Trust to fund the deferred compensation liability. At July 15, 2006, the liability related to this plan was $3.0 million, all of which is current.

We provide certain health care and life insurance benefits for eligible retired team members through our postretirement plan. At July 15, 2006, our accrued benefit cost related to this plan was $16.1 million. The plan has no assets and is funded on a cash basis as benefits are paid. The discount rate that we utilize for determining our postretirement benefit obligation is actuarially determined. The discount rate utilized at December 31, 2005 was 5.5%, and remained unchanged through the twenty-eight weeks ended July 15, 2006. We reserve the right to change or terminate the benefits or contributions at any time. We also continue to evaluate ways in which we can better manage these benefits and control costs. Any changes in the plan or revisions to assumptions that affect the amount of expected future benefits may have a significant impact on the amount of the reported obligation and annual expense.

Analysis of Cash Flows

An analysis of our cash flows for the twenty-eight week period ended July 15, 2006 as compared to the twenty-eight week period ended July 16, 2005 is included below.

	Twenty-Eight Week Periods Ended
	July 15,	July 16,
	2006	2005
	(in millions)

Cash flows from operating activities	$257.4	$189.4
Cash flows from investing activities	(137.7)	(116.9)
Cash flows from financing activities	(147.4)	47.1
Net (decrease) increase in cash and
cash equivalents	$(27.7)	$119.6

Operating Activities

For the twenty-eight weeks ended July 15, 2006, net cash provided by operating activities increased $68.0 million to $257.4 million, as compared to the twenty-eight weeks ended July 16, 2005. Significant components of this increase consisted of:

•	$12.1 million increase in earnings exclusive of $9.7 million of non-cash, share-based compensation expense compared to the same period in fiscal 2005;
•	$8.4 million increase in depreciation and amortization;
•	$59.9 million reduction in cash outflows as a result of reducing inventory growth rates in line with our current sales trend;
•	$18.6 million increase in cash flows from other assets related to the timing of payments for normal operating expenses, primarily our monthly rent; and
•	$28.0 million decrease in cash flows from tax benefits related to exercise of stock options.

Investing Activities

For the twenty-eight weeks ended July 15, 2006, net cash used in investing activities increased by $20.8 million to $137.7 million, as compared to the twenty-eight weeks ended July 16, 2005. Significant components of this increase consisted of:

•	increase in capital expenditures of $12.2 million used primarily to accelerate our square footage growth through adding new stores and remodeling existing stores; and
•	a $12.5 million payment related to the acquisition of Autopart International, which was accrued at December 31, 2005.

Financing Activities

For the twenty-eight weeks ended July 15, 2006, net cash used in financing activities increased by $194.5 million to $147.4 million, as compared to the twenty-eight weeks ended July 16, 2005. Significant components of this increase consisted of:

•	a $17.3 million cash outflow resulting from timing of bank overdrafts;
•	a $54.8 million cash outflow associated with inventory purchased under our vendor financing program;
•	a $12.8 million reduction in cash used to pay dividends;
•	a $7.5 million cash inflow from borrowings on credit facilities;
•	$17.8 million less cash received from the issuance of common stock, primarily resulting from the exercise of stock options; and
•	a $94.6 million cash outflow resulting from the repurchase of common stock.

Contractual Obligations

Our future contractual obligations related to long-term debt, operating leases and other contractual obligations at July 15, 2006 were as follows:

Contractual Obligations	Total	Fiscal 2006	Fiscal 2007	Fiscal 2008	Fiscal 2009	Fiscal 2010	Thereafter
(in thousands)
Long-term debt	$430,418	$24,378	$32,093	$63,450	$52,771	$257,573	$153
Interest payments	$84,359	$12,405	$24,816	$21,468	$17,812	$7,855	$3
Letters of credit	$54,564	$3,554	$46,010	$5,000	$-	$-	$-
Operating leases	$1,861,618	$98,527	$224,865	$202,265	$183,824	$163,478	$988,659
Purchase obligations (1)	$856	$231	$500	$125	$-	$-	$-
Other long-term liabilities(2)	$67,765	$-	$-	$-	$-	$-	$-

(1)
For the purposes of this table, purchase obligations are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Our open purchase orders are based on current inventory or operational needs and are fulfilled by our vendors within short periods of time. We currently do not have minimum purchase commitments under our vendor supply agreements nor are our open purchase orders for goods and services binding agreements. Accordingly, we have excluded open purchase orders from this table. The purchase obligation consists of certain commitments for training and development. This agreement expires in March 2008.

(2)	Primarily includes employee benefit accruals, restructuring and closed store liabilities and deferred income taxes for which no contractual payment schedule exists.

Long Term Debt

Senior Credit Facility. At July 15, 2006, our senior credit facility consisted of (1) a tranche A term loan facility with a balance of $155.0 million, a tranche B term loan facility with a balance of $167.5 million, a delayed draw term loan with a balance of $99.5 million and (2) a $200.0 million revolving credit facility (including a letter of credit sub facility) of which $137.4 million was available as a result of borrowings on the revolver of $8.0 million and $54.6 million in letters of credit outstanding. At July 15, 2006, we have interest rate swaps in place that effectively fix our interest rate exposure on approximately 40% of our debt. These interest rate swaps are further discussed in our market risk analysis.

The tranche A term loan currently requires scheduled repayments of $7.5 million on September 30, 2006 and December 31, 2006, $10.0 million on March 31, 2007 and quarterly thereafter through December 31, 2007, $12.5 million on March 31, 2008 and quarterly thereafter through June 30, 2009 and $25.0 million due at maturity on September 30, 2009. The tranche B term loan currently requires scheduled repayments of $0.4 million on September 30, 2006 and quarterly thereafter, with a final payment of $160.7 million due at maturity on September 30, 2010. The delayed draw term loan currently requires scheduled repayments of 0.25% of the aggregate principal amount outstanding on June 30, 2006 and quarterly thereafter, with a final payment due at maturity on September 30, 2010. The revolver expires on September 30, 2009.

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

We are required to comply with financial covenants in the senior credit facility with respect to (a) limits on annual aggregate capital expenditures, (b) a maximum leverage ratio, (c) a minimum interest coverage ratio, (d) a ratio of current assets to funded senior debt and (e) a maximum senior leverage ratio. We were in compliance with the above covenants under the senior credit facility at July 15, 2006. For additional information regarding our senior credit facility, refer to our annual report on Form 10-K for the fiscal year ended December 31, 2005.

Credit Ratings

At July 15, 2006, we had a credit rating on our senior credit facility from Standard & Poor’s of BB+ and a credit rating of Ba1 from Moody’s Investor Service. The current pricing grid used to determine our borrowing rates under our senior credit facility is based on such credit ratings. If these credit ratings decline, our interest expense may increase. Conversely, if these credit ratings improve, our interest expense may decrease.

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

New Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” or FIN 48.  FIN 48 clarifies the accounting and reporting for income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of FIN 48.

In March 2006, the FASB’s Emerging Issues Task Force, or EITF, released Issue 06-3, “How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement,” or EITF 06-3. A tentative consensus was reached that entities may adopt a policy of presenting sales taxes in the income statement on either a gross or net basis. If taxes are significant, an entity should disclose its policy of presenting taxes and the amount of taxes if reflected on a gross basis in the income statement. EITF 06-3 is effective for periods beginning after December 15, 2006. We present sales net of sales taxes in our consolidated statement of operations and do not anticipate changing our policy as a result of EITF 06-3.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to cash flow risk due to changes in interest rates with respect to our long-term debt. Our long-term debt currently consists of borrowings under a senior credit facility and is primarily vulnerable to movements in the LIBOR rate. While we cannot predict the impact interest rate movements will have on our debt, exposure to rate changes is managed through the use of hedging activities. At July 15, 2006, $175 million of our bank debt was fixed in accordance with the interest rate swaps described below.

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

The table below presents principal cash flows and related weighted average interest rates on our long-term debt outstanding at July 15, 2006, by expected maturity dates. Additionally, the table includes the notional amounts of our hedged debt and the impact of the anticipated average pay and receive rates of our interest rate swaps through their maturity dates. Expected maturity dates approximate contract terms. Weighted average variable rates are based on implied forward rates in the yield curve at July 15, 2006. Implied forward rates should not be considered a predictor of actual future interest rates.

	Fiscal 2006	Fiscal 2007	Fiscal 2008	Fiscal 2009	Fiscal 2010	Thereafter	Total	Fair Market Value
Long-term debt:	(dollars in thousands)

Variable rate	$24,350	$32,025	$63,375	$52,700	$257,500	$-	$429,950	$429,950
Weighted average
interest rate	6.9%	6.9%	6.8%	6.9%	7.0%	-	6.9%	-

Interest rate swaps:

Variable to fixed (1)	$175,000	$175,000	$175,000	$175,000	$125,000	$-	$-	$5,003
Weighted average pay rate	0.0%	0.0%	0.0%	0.0%	0.0%	-	0.0%	-
Weighted average receive rate	1.2%	1.1%	1.0%	1.0%	1.0%	-	1.1%	-

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

Due to the timing of the Autopart International acquisition, effective September 2005, management has excluded the acquired operations from its evaluation of disclosure controls and procedures for the period covered by this report. Autopart International’s financial statements reflect total assets and revenues constituting four and two percent, respectively of the Company’s condensed consolidated financial statements for the twenty-eight weeks ended July 15, 2006.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended July 15, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information with respect to repurchases of our common stock for the quarter ended July 15, 2006 (amounts in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announcing Plans or Programs (1)	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs (1)(2)

April 23, 2006, to May 20, 2006	1,046	$39.25	1,046	$133,955
May 21, 2006, to June 17, 2006	-	-	-	133,955
June 18, 2006, to July 15, 2006	1,018	29.45	1,018	103,987

Total	2,064	$34.42	2,064	$103,987

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our annual meeting of stockholders on May 17, 2006. The following matters were submitted to the vote of security holders at the annual meeting:

1.	Election of nominees to our board of directors. All nominees were elected as indicated by the following vote counts:

Nominee	Votes For	Votes Withheld

John C. Brouillard	86,455,740	76,880
Lawrence P. Castellani	85,837,782	694,838
Michael N. Coppola	86,454,291	78,329
Darren R. Jackson	86,456,155	76,466
Nicholas J. LaHowchic	86,453,641	78,979
William S. Oglesby	86,455,077	77,543
Gilbert T. Ray	86,411,709	120,911
Carlos A. Saladrigas	86,448,038	84,582
William L. Salter	86,451,822	80,798
Francesca M. Spinelli	86,448,728	83,892

2.	The stockholders voted upon and approved the ratification of Deloitte & Touche LLP as our independent registered public accounting firm for 2006. The vote on the proposal was as follows:

For	Against	Abstentions

86,483,382	33,349	15,889

ITEM 6.    EXHIBITS

3.1(1)	Restated Certificate of Incorporation of Advance Auto (as amended on May 19, 2004).

3.2(2)	Bylaws of Advance Auto.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed on May 20, 2004 as an exhibit to Current Report on Form 8-K of Advance Auto.
(2)	Furnished on August 31, 2001 as an exhibit to Registration Statement on Form S-4 (No. 333-68858) of Advance Auto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCE AUTO PARTS, INC.

August 23, 2006	By:	/s/ Michael O. Moore
Michael O. Moore Executive Vice President, Chief Financial Officer

S-1

EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1(1)	Restated Certificate of Incorporation of Advance Auto (as amended on May 19, 2004).

3.2(2)	Bylaws of Advance Auto.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed on May 20, 2004 as an exhibit to Current Report on Form 8-K of Advance Auto.
(2)	Furnished on August 31, 2001 as an exhibit to Registration Statement on Form S-4 (No. 333-68858) of Advance Auto.