Form 10-Q
period 2006-10-07
ADVANCE AUTO PARTS INC
filed 2006-11-16
CIK 1158449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 7, 2006
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

As of November 13, 2006, the registrant had outstanding 105,248,440 shares of Common Stock, par value $0.0001 per share (the only class of common stock of the registrant outstanding).

i

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
October 7, 2006 and December 31, 2005
(in thousands, except per share data)
(unaudited)

	October 7,	December 31,
Assets	2006	2005

Current assets:
Cash and cash equivalents	$13,987	$40,783
Receivables, net	83,733	94,689
Inventories, net	1,462,067	1,367,099
Other current assets	38,207	45,369
Total current assets	1,597,994	1,547,940
Property and equipment, net of accumulated depreciation of
$650,978 and $564,558	983,609	898,851
Assets held for sale	2,777	8,198
Goodwill	33,765	67,094
Intangible assets, net	27,920	-
Other assets, net	15,520	20,066
	$2,661,585	$2,542,149
Liabilities and Stockholders' Equity
Current liabilities:
Bank overdrafts	$36,689	$50,170
Current portion of long-term debt	67	32,760
Financed vendor accounts payable	140,736	119,351
Accounts payable	669,720	629,248
Accrued expenses	257,334	265,437
Other current liabilities	48,953	44,498
Total current liabilities	1,153,499	1,141,464
Long-term debt	450,859	406,040
Other long-term liabilities	66,773	74,874
Commitments and contingencies
Stockholders' equity:
Preferred stock, nonvoting, $0.0001 par value,
10,000 shares authorized; no shares issued or outstanding	-	-
Common stock, voting, $0.0001 par value, 200,000
shares authorized; 105,208 shares issued and outstanding
in 2006 and 109,637 issued and 108,198 outstanding in 2005	11	11
Additional paid-in capital	405,597	564,965
Treasury stock, at cost, 1,439 shares in 2005	-	(55,668)
Accumulated other comprehensive income	662	3,090
Retained earnings	584,184	407,373
Total stockholders' equity	990,454	919,771
	$2,661,585	$2,542,149

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
For the Twelve and Forty Week Periods Ended
October 7, 2006 and October 8, 2005
(in thousands, except per share data)
(unaudited)

	Twelve Week Periods Ended		Forty Week Periods Ended
	October 7,	October 8,	October 7,	October 8,
	2006	2005	2006	2005

Net sales	$1,099,486	$1,019,736	$3,600,353	$3,301,246
Cost of sales, including purchasing and warehousing costs	569,280	538,321	1,877,620	1,736,850
Gross profit	530,206	481,415	1,722,733	1,564,396
Selling, general and administrative expenses	427,685	375,999	1,383,468	1,226,246
Operating income	102,521	105,416	339,265	338,150
Other, net:
Interest expense	(9,232)	(8,196)	(28,147)	(24,682)
Gain on extinguishment of debt, net	986	-	986	-
Other income, net	154	933	753	2,298
Total other, net	(8,092)	(7,263)	(26,408)	(22,384)
Income before provision for income taxes	94,429	98,153	312,857	315,766
Provision for income taxes	35,482	37,360	116,893	120,397
Net income	$58,947	$60,793	$195,964	$195,369

Basic earnings per share	$0.56	$0.56	$1.84	$1.80

Diluted earnings per share	$0.56	$0.55	$1.82	$1.78

Average common shares outstanding	105,112	109,306	106,380	108,329
Dilutive effect of stock options	939	1,635	1,175	1,720
Average common shares outstanding - assuming dilution	106,051	110,941	107,555	110,049

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the Forty Week Periods Ended
October 7, 2006 and October 8, 2005
(in thousands)
(unaudited)

	Forty Week Periods Ended
	October 7,	October 8,
	2006	2005
Cash flows from operating activities:
Net income	$195,964	$195,369
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	104,156	90,693
Amortization of deferred debt issuance costs	482	478
Share-based compensation	14,473	237
Loss on disposal of property and equipment, net	1,520	789
Benefit for deferred income taxes	(2,332)	(190)
Excess tax benefit from share-based compensation	(4,398)	-
Tax benefit related to exercise of stock options	-	28,469
Loss on extinguishment of debt	1,887	-
Net decrease (increase) in:
Receivables, net	10,995	30,489
Inventories, net	(90,966)	(138,193)
Other assets	9,031	(13,737)
Net increase (decrease) in:
Accounts payable	40,472	67,255
Accrued expenses	17,056	63,774
Other liabilities	(1,337)	1,876
Net cash provided by operating activities	297,003	327,309
Cash flows from investing activities:
Purchases of property and equipment	(200,784)	(159,391)
Business acquisitions, net of cash acquired	(12,500)	(99,300)
Proceeds from sales of property and equipment	8,726	5,818
Net cash used in investing activities	(204,558)	(252,873)
Cash flows from financing activities:
(Decrease) increase in bank overdrafts	(13,481)	4,042
Increase in financed vendor accounts payable	21,385	60,793
Early extinguishment of debt	(433,775)	-
Dividends paid	(19,153)	-
Payments on note payable	(49)	-
Borrowings under credit facilities	580,575	1,500
Payments on credit facilities	(134,625)	(25,275)
Payment of debt related costs	(1,078)	-
Proceeds from the issuance of common stock, primarily exercise
of stock options	14,100	30,155
Excess tax benefit from share-based compensation	4,398	-
Repurchase of common stock	(137,560)	(62,552)
Increase (decrease) in borrowings secured by trade receivables	22	(26,716)
Net cash used in financing activities	(119,241)	(18,053)
Net (decrease) increase in cash and cash equivalents	(26,796)	56,383
Cash and cash equivalents, beginning of period	40,783	56,321
Cash and cash equivalents, end of period	$13,987	$112,704

Supplemental cash flow information:
Interest paid	$23,415	$18,481
Income tax payments, net	101,322	68,087
Non-cash transactions:
Accrued purchases of property and equipment	31,958	34,403
Repurchases of common stock not settled	-	2,391
Retirement of common stock	192,339	193,185
Reclassification of net gain on hedges into earnings	(2,873)	-
Unrealized gain on hedge arrangements	445	1,457

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 7, 2006 and October 8, 2005
(in thousands, except per share data)
(unaudited)

1.	Basis of Presentation:

The accompanying condensed consolidated financial statements include the accounts of Advance Auto Parts, Inc. and its wholly owned subsidiaries, or the Company. All significant intercompany balances and transactions have been eliminated in consolidation.

The condensed consolidated balance sheets as of October 7, 2006 and December 31, 2005, the condensed consolidated statements of operations for the twelve and forty week periods ended October 7, 2006 and October 8, 2005, and the condensed consolidated statements of cash flows for the forty week periods ended October 7, 2006 and October 8, 2005, have been prepared by the Company. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial position of the Company, the results of its operations and cash flows have been made.

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
For the Twelve and Forty Week Periods Ended October 7, 2006 and October 8, 2005
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

	October 7, 2006	December 31, 2005
	(40 weeks ended)	(52 weeks ended)

Defective and warranty reserve, beginning of period	$11,352	$10,960
Reserves established	12,269	14,268
Reserves utilized	(11,514)	(13,876)

Defective and warranty reserve, end of period	$12,107	$11,352

Share-Based Payments

The Company has share-based compensation plans as allowed under its long-term incentive plan, or LTIP, which includes fixed stock options and deferred stock units, or DSUs. The stock options authorized to be granted are non-qualified stock options and terminate on the seventh anniversary of the grant date. Additionally, the stock options vest over a three-year period in equal installments beginning on the first anniversary of the grant date and contain no post-vesting restrictions other than normal trading black-out periods prescribed by the Company’s corporate governance policies. The Company grants DSUs annually to its Board of Directors as provided for in the Advance Auto Parts, Inc. Deferred Stock Unit Plan for Non-Employee Directors and Selected Executives, or the DSU Plan. Each DSU is equivalent to one share of common stock of the Company. The DSUs are immediately vested upon issuance but are held on behalf of the director until he or she ceases to be a director. The DSUs are then distributed to the director following his or her last date of service. Additionally, the DSU Plan provides for the

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 7, 2006 and October 8, 2005
(in thousands, except per share data)
(unaudited)

deferral of compensation as earned in the form of an annual retainer for board members and wages for certain highly compensated employees of the Company. These deferred stock units are payable to the participants at a future date or over a specified time period as elected by the participants in accordance with the DSU Plan.

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

On January 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004), "Share-Based Payment," or SFAS No. 123R. SFAS No. 123R replaces SFAS No. 123 and supersedes APB Opinion No. 25 and subsequently issued stock option related guidance. The Company elected to use the modified-prospective method of implementation. Under this transition method, share-based compensation expense for the twelve and forty weeks ended October 7, 2006 included compensation expense for all share-based awards granted subsequent to January 1, 2006 based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R, and compensation expense for all share-based awards granted prior to but unvested as of January 1, 2006 based on the grant-date fair value estimated in accordance with original provisions of SFAS No. 123.

The Company uses the Black-Scholes option-pricing model to value all options and the straight-line method to amortize this fair value as compensation cost over the requisite service period. Total share-based compensation expense included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations for the twelve and forty weeks ended October 7, 2006 was $4,580 and $14,473, respectively. The related income tax benefit was $1,721 and $5,408, respectively. The Company recognized $237 of share-based compensation expense in accordance with APB No. 25 for the forty weeks ended October 8, 2005. In accordance with the modified-prospective transition method of SFAS No. 123R, the Company has not restated prior periods.

As a result of adopting SFAS No. 123R on January 1, 2006, the Company’s earnings before income tax expense and net earnings for the twelve weeks ended October 7, 2006, were $4,580 and $2,859 lower, respectively, than if the Company had continued to account for share-based compensation under APB No. 25. The Company’s earnings before income tax expense and net earnings for the forty weeks ended October 7, 2006, were $14,187 and $8,881 lower, respectively, than if the Company had continued to account for share-based compensation under APB No. 25. The related impact in 2006 to basic and diluted earnings per share is $0.03 and $0.08 for the twelve and forty weeks ended October 7, 2006, respectively.

Prior to the adoption of SFAS No.123R, the Company reported all income tax benefits resulting from the exercise of stock options as operating cash inflows in its consolidated statements of cash flows. In accordance with SFAS No.123R, the Company revised its statement of cash flows presentation to include the excess tax benefits from the exercise of stock options as financing cash inflows rather than operating cash inflows. Accordingly, for the forty

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 7, 2006 and October 8, 2005
(in thousands, except per share data)
(unaudited)

weeks ended October 7, 2006, the Company reported $4,398 of excess tax benefits as a financing cash inflow.

The following table reflects the impact on net income and earnings per share as if the Company had applied the fair value based method of recognizing share-based compensation costs as prescribed by SFAS No. 123 for the twelve and forty weeks ended October 8, 2005.

	Twelve Weeks Ended October 8, 2005	Forty Weeks Ended October 8, 2005

Net income, as reported	$60,793	$195,369
Add: Total stock-based employee compensation
expense included in reported net income, net
of related tax effects	-	147
Deduct: Total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects	(2,226)	(6,921)
Pro forma net income	$58,567	$188,595

Net income per share:

Basic, as reported	$0.56	$1.80
Basic, pro forma	$0.54	$1.74
Diluted, as reported	$0.55	$1.78
Diluted, pro forma	$0.53	$1.71

The following table summarizes the fixed stock option transactions for the forty weeks ended October 7, 2006:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Fixed Price Options
Outstanding at beginning of year	6,192	$24.46
Granted	2,116	40.38
Exercised	(616)	18.81
Forfeited	(298)	32.97
Outstanding at October 7, 2006	7,394	$29.15	4.79	$52,929

Exercisable at October 7, 2006	3,428	$21.03	3.69	$46,645

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 7, 2006 and October 8, 2005
(in thousands, except per share data)
(unaudited)

The aggregate intrinsic value in the preceding table is based on the Company’s closing stock price of $34.56 as of the last trading day of the period ended October 7, 2006. The aggregate intrinsic value of options (the amount by which the market price of the stock on the date of exercise exceeded the exercise price of the option) exercised during the forty weeks ended October 7, 2006 and October 8, 2005 was $11,837 and $73,396, respectively. As of October 7, 2006, there was $30,883 of unrecognized compensation expense related to non-vested fixed stock options that is expected to be recognized over a weighted average period of 2.0 years. Shares authorized for grant under the LTIP are 8,620 at October 7, 2006.

The weighted average fair value of stock options granted during the forty weeks ended October 7, 2006 and October 8, 2005 was $10.68 and $10.54 per share, respectively. The fair value of each stock option was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Black-Scholes Option Valuation Assumptions (1)	October 7, 2006	October 8, 2005

Risk-free interest rate (2)	4.6%	3.7%
Expected dividend yield	0.6%	-
Expected stock price volatility (3)	28%	33%
Expected life of stock options (in months) (4)	44	48

(1)	Forfeitures are based on historical experience.
(2)	The risk-free interest rate is based on a U.S. Treasury constant maturity interest rate whose term is consistent with the expected life of the Company’s stock options.
(3)	Expected volatility is based on the historical volatility of the Company’s common stock for the period consistent with the life of the Company’s stock options.
(4)	The expected life of the Company’s stock options represents the estimated period of time until exercise and is based on historical experience of such awards.

The Company issues new shares of common stock upon exercise of stock options.

Earnings Per Share of Common Stock

Basic earnings per share of common stock has been computed based on the weighted-average number of common shares outstanding, less stock held in treasury, during the period. Diluted earnings per share of common stock reflects the increase in the weighted-average number of shares of common stock outstanding assuming the exercise of outstanding stock options, calculated on the treasury stock method as modified by the adoption of SFAS 123R, and all currently outstanding deferred stock units.

Hedge Activities

The Company utilizes interest rate swaps to limit its cash flow risk on its variable rate debt. In connection with the refinancing of its credit facility in October 2006, the Company entered into four new interest rate swap agreements on an aggregate of $225,000 of debt under its revolving credit facility. The Company settled its previous three interest rate swaps, and accordingly, recognized income of $2,873 resulting from the reclassification of the previously unrealized gain from other comprehensive income. The detail for the new individual swaps is as follows:

•	The first swap fixed the Company’s LIBOR rate at 4.9675% on $75,000 of debt for a term of 60 months,

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 7, 2006 and October 8, 2005
(in thousands, except per share data)
(unaudited)

expiring in October 2011.
•	The second swap fixed the Company’s LIBOR rate at 4.968% on $50,000 of debt for a term of 60 months, expiring in October 2011.
•	The third swap fixed the Company’s LIBOR rate at 4.98% on $50,000 of debt for a term of 60 months, expiring in October 2011.
•	The fourth swap fixed the Company’s LIBOR rate at 4.965% on $50,000 of debt for a term of 60 months, expiring in October 2011.

In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the fair value of the Company’s outstanding hedges is recorded as an asset or liability in the accompanying condensed consolidated balance sheets at October 7, 2006 and December 31, 2005, respectively. The Company uses the “matched terms” accounting method as provided by Derivative Implementation Group Issue No. G9, “Assuming No Ineffectiveness When Critical Terms of the Hedging Instrument and the Hedge Transaction Match in a Cash Flow Hedge” for the interest rate swaps. Accordingly, the Company has matched the critical terms of each hedge instrument to the hedged debt. Therefore, the Company has recorded all adjustments to the fair value of the hedge instruments in accumulated other comprehensive income through the maturity date of the applicable hedge arrangement. The fair value at October 7, 2006 was an unrecognized gain of $662, net of the related tax impact, on the swaps. Any amounts received or paid under these hedges will be recorded in the statement of operations as earned or incurred. Comprehensive income for the twelve and forty weeks ended October 7, 2006 and October 8, 2005 is as follows:

	Twelve Weeks Ended		Forty Weeks Ended
	October 7, 2006	October 8, 2005	October 7, 2006	October 8, 2005

Net income	$58,947	$60,793	$195,964	$195,369
Unrealized (loss) gain on hedge
arrangements, net of tax	(1,468)	1,623	445	1,457
Reclassification of net gain on hedge
arrangements into earnings, before tax	(2,873)	-	(2,873)	-
Comprehensive income	$54,606	$62,416	$193,536	$196,826

Based on the estimated current and future fair values of the hedge arrangements at October 7, 2006, the Company estimates amounts currently included in accumulated other comprehensive income that will be reclassified to earnings in the next 12 months will consist of a gain of 545 associated with the interest rate swaps.

Goodwill and Other Intangible Assets

In accordance with Statement of Financial Accounting Standard, or SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company tests goodwill for impairment at least on an annual basis. Testing for impairment is a two-step process as prescribed in SFAS No. 142. The first step is a review for potential impairment, while the second step measures the amount of impairment, if any. Under the guidelines of SFAS No. 142, the Company is required to perform an impairment test at least on an annual basis at any time during the fiscal year provided the test is performed at the same time every year. The Company has elected to perform its annual impairment test as of the first day of its fourth quarter. An impairment loss would be recognized when the assets’ fair value is below their carrying value.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 7, 2006 and October 8, 2005
(in thousands, except per share data)
(unaudited)

Financed Vendor Accounts Payable

The Company has a short-term financing program with a bank for certain merchandise purchases. The substance of the program is for the Company to borrow money from the bank to finance its purchases from vendors. The Company records any discount given by the vendor to the value of its inventory and accretes this discount to the resulting short-term payable to the bank through interest expense over the extended term. At October 7, 2006 and December 31, 2005, $140,736 and $119,351, respectively, was payable to the bank by the Company under this program and is included in the accompanying condensed consolidated balance sheets as Financed Vendor Accounts Payable.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires recognition of the overfunded or underfunded status of defined benefit postretirement plans as an asset or liability in the statement of financial position and to recognize changes in that funded status in comprehensive income in the year in which the changes occur. SFAS No. 158 also requires measurement of the funded status of a plan as of the date of the statement of financial position. SFAS No. 158 is effective for recognition of the funded status of the benefit plans for fiscal years ending after December 15, 2006 and is effective for the measurement date provisions for fiscal years ending after December 15, 2008. The Company is currently evaluating the impact of SFAS No. 158.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS No. 157.

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

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 7, 2006 and October 8, 2005
(in thousands, except per share data)
(unaudited)

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

The acquisition has been accounted for under the provisions of SFAS No. 141, “Business Combinations,” or SFAS No. 141. The total purchase price of $87,626 primarily consisted of $74,940 paid upon closing and an additional $12,500 of contingent consideration paid in March 2006 based upon AI satisfying certain earnings before interest, taxes, depreciation and amortization targets through December 31, 2005. Furthermore, an additional $12,500 is payable upon the achievement of certain synergies, as defined in the Purchase Agreement, through fiscal 2008. In accordance with SFAS No. 141, this additional payment does not represent contingent consideration and will be reflected in the statement of operations when earned.

During the twelve weeks ended October 7, 2006, the Company finalized the allocation of the purchase price to the assets acquired and liabilities assumed. The Company allocated $29,000 to intangible assets based on valuation studies performed by a third party valuation consultant. A portion of these intangible assets are subject to amortization and are being amortized over their estimated useful lives ranging from 5 to 10 years using straight-line methods. Remaining adjustments to the fair value of assets and liabilities acquired primarily included inventory and deferred income taxes. Accordingly, the Company’s initial goodwill balance was adjusted down to $17,625 as a result of these adjustments, all of which is deductible for tax purposes. The following table summarizes the final allocation of amounts assigned to assets acquired and liabilities assumed as of the date of acquisition:

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 7, 2006 and October 8, 2005
(in thousands, except per share data)
(unaudited)

September 14,
2005

Cash	$223
Receivables, net	10,224
Inventories	32,914
Other current assets	812
Property and equipment	5,332
Goodwill	17,625
Intangible assets, net	29,000
Other assets	1,454
Total assets acquired	97,584

Accounts payable	(5,690)
Current liabilities	(4,062)
Other long-term liabilities	(206)
Total liabilities assumed	(9,958)

Net assets acquired	$87,626

The following unaudited proforma information presents the results of operations of the Company as if the acquisition had taken place at the beginning of the applicable period:

	Twelve Weeks Ended October 8, 2005	Forty Weeks Ended October 8, 2005

Net sales	$1,042,522	$3,373,736
Net income	62,006	198,934
Earnings per diluted share	$0.56	$1.81

3.	Goodwill and Intangible Assets:

The carrying amount and accumulated amortization of acquired intangible assets as of October 7, 2006 include:

	As of October 7, 2006
Acquired intangible assets subject to amortization:	Gross Carrying Amount	Accumulated Amortization	Net Book Value

Customer relationships	$9,600	$(960)	$8,640
Other	600	(120)	480
Total	$10,200	$(1,080)	$9,120

Acquired intangible assets
not subject to amortization:

Trademark and tradenames	$18,800	$-	$18,800

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 7, 2006 and October 8, 2005
(in thousands, except per share data)
(unaudited)

The Company recorded amortization expense of $1,080 for acquired intangible assets for the twelve and forty weeks ended October 7, 2006. The table below shows expected amortization expense for acquired intangible assets recorded as of October 7, 2006:

2006	$249
2007	1,080
2008	1,080
2009	1,080
2010	1,052
2011	960

The carrying amount of goodwill decreased from $67,094 at December 31, 2005 to $33,765 at October 7, 2006 as a result of the completion of certain purchase accounting adjustments associated with the AI acquisition (Note 2).

4.	Receivables:

Receivables consist of the following:

	October 7, 2006	December 31, 2005

Trade	$13,587	$13,733
Vendor	59,173	63,161
Installment	3,459	5,622
Insurance recovery	9,512	13,629
Other	2,876	3,230
Total receivables	88,607	99,375
Less: Allowance for doubtful accounts	(4,874)	(4,686)
Receivables, net	$83,733	$94,689

5.	Inventories, net:

Inventories are stated at the lower of cost or market, cost being determined using the last-in, first-out ("LIFO") method for approximately 93% of inventories at both October 7, 2006 and December 31, 2005. Under the LIFO method, the Company’s cost of sales reflects the costs of the most currently purchased inventories while the inventory carrying balance represents the costs relating to prices paid in prior years. The Company’s costs to acquire inventory have been generally decreasing in recent years as a result of its significant growth. Accordingly, the cost to replace inventory is less than the LIFO balances carried for similar product. As a result of the LIFO method and the ability to obtain lower product costs, the Company recorded reductions to cost of sales of $8,967 and $4,011 for the forty weeks ended October 7, 2006 and October 8, 2005, respectively.

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

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 7, 2006 and October 8, 2005
(in thousands, except per share data)
(unaudited)

part of the Company’s merchandise costs and are either passed on to the customer or returned to the vendor. Additionally, these products are not subject to the frequent cost changes like the Company’s other merchandise inventory, thus there is no material difference from applying either the LIFO or FIFO valuation methods.

The Company capitalizes certain purchasing and warehousing costs into inventory. Purchasing and warehousing costs included in inventory, at FIFO, at October 7, 2006 and December 31, 2005, were $93,657 and $92,833, respectively. Inventories consist of the following:

	October 7, 2006	December 31, 2005

Inventories at FIFO	$1,380,311	$1,294,310
Adjustments to state inventories at LIFO	81,756	72,789
Inventories at LIFO	$1,462,067	$1,367,099

Replacement cost approximated FIFO cost at October 7, 2006, and December 31, 2005.

Inventory quantities are tracked through a perpetual inventory system. The Company uses a cycle counting program in all distribution centers; Parts Delivered Quickly warehouses, or PDQs; Local Area Warehouses, or LAWs, and retail stores to ensure the accuracy of the perpetual inventory quantities of both merchandise and core inventory. The Company establishes reserves for estimated shrink based on historical accuracy and effectiveness of the cycle counting program. The Company also establishes reserves for potentially excess and obsolete inventories based on current inventory levels of discontinued product and the historical analysis of the liquidation of discontinued inventory below cost. The nature of the Company’s inventory is such that the risk of obsolescence is minimal and excess inventory has historically been returned to the Company’s vendors for credit. The Company provides reserves when less than full credit is expected from a vendor or when liquidating product will result in retail prices below recorded costs. The Company’s reserves against inventory for these matters were $31,730 and $22,825 at October 7, 2006 and December 31, 2005, respectively.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 7, 2006 and October 8, 2005
(in thousands, except per share data)
(unaudited)

6.	Long-term Debt:

Long-term debt consists of the following:

	October 7, 2006	December 31, 2005
Senior Debt:
Tranche A, Senior Secured Term Loan at variable interest
rates (5.66% at December 31, 2005), redeemed October 2006	$-	$170,000
Tranche B, Senior Secured Term Loan at variable interest
rates (5.89% at December 31, 2005), redeemed October 2006	-	168,300
Delayed Draw, Senior Secured Term Loan at variable interest
rates (5.91% at December 31, 2005), redeemed October 2006	-	100,000
Revolving facility at variable interest rates
(6.16% and 5.66% at October 7, 2006 and December 31, 2005,
respectively) due October 2011	450,475	-
Other	451	500
	450,926	438,800
Less: Current portion of long-term debt	(67)	(32,760)
Long-term debt, excluding current portion	$450,859	$406,040

On October 5, 2006, the Company entered into a new $750,000 unsecured five-year revolving credit facility with Advance Stores Company, Incorporated, a subsidiary of the Company, serving as the borrower. This new facility replaced the Company’s term loans and revolver under the previous credit facility. Proceeds from this revolving loan were used to repay $433,775 of principal outstanding on the Company’s term loans and revolver under its previous credit facility. In conjunction with this refinancing, the Company wrote-off existing deferred financing costs related to the Company’s previous term loans and revolver. The write-off of these costs of $1,887 was combined with a related gain on settlement of interest rate swaps of $2,873 for a net gain on extinguishment of debt of $986. As of October 7, 2006, the Company had borrowed $450,475 under the revolver and had $66,768 in letters of credit outstanding, which reduced availability under the new revolver to $232,757.

Additionally, the new facility provides for the issuance of letters of credit with a sub limit of $300,000 and swingline loans in an amount not to exceed $50,000. The Company may request that the total revolving commitment be increased by an amount not exceeding $250,000 during the term of the credit agreement. Voluntary prepayments and voluntary reductions of the revolving balance are permitted in whole or in part, at the Company’s option, in minimum principal amounts as specified in the new credit facility.

The interest rates on borrowings under the new revolving credit facility will be based, at the Company’s option, on an adjusted LIBOR rate, plus a margin, or an alternate base rate, plus a margin. After an initial interest period, the Company may elect to convert a particular borrowing to a different type. The initial margin is 0.75% and 0.0% per annum for the adjusted LIBOR and alternate base rate borrowings, respectively. A commitment fee will be charged on the unused portion of the revolver, payable in arrears. The initial commitment fee rate is 0.150% per annum. Under the terms of the new credit facility, the interest rate spread and commitment fee will be based on the Company’s credit rating. The revolving facility terminates on October 5, 2011.

The new credit facility is fully and unconditionally guaranteed by Advance Auto Parts, Inc. The facility contains covenants restricting the ability of the Company and its subsidiaries to, among other things, (1) create, incur or assume additional debt (including hedging arrangements), (2) incur liens or engage in sale-leaseback transactions,

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 7, 2006 and October 8, 2005
(in thousands, except per share data)
(unaudited)

(3) make loans and investments, (4) guarantee obligations, (5) engage in certain mergers, acquisitions and asset sales, (6) engage in transactions with affiliates, (7) change the nature of the Company’s business and the business conducted by its subsidiaries and (8) change the holding company status of the Company. The Company is required to comply with financial covenants with respect to a maximum leverage ratio and a minimum coverage ratio. The new credit facility also provides for customary events of default, including non-payment defaults, covenant defaults and cross-defaults to the Company’s other material indebtedness.

The Company was in compliance with the above covenants under the revolving credit facility at October 7, 2006.

7.	Stock Repurchase Program:

During the third quarter of fiscal 2005, the Company's Board of Directors authorized a stock repurchase program of up to $300,000 of the Company's common stock plus related expenses. The program allows the Company to repurchase its common stock on the open market or in privately negotiated transactions from time to time in accordance with the requirements of the Securities and Exchange Commission. Under this program, the Company repurchased 3,679 shares of common stock during the forty weeks ended October 7, 2006 at an aggregate cost of $136,561, or an average price of $37.12 per share, excluding related expenses. The Company did not repurchase any shares of common stock during the twelve weeks ended October 7, 2006. At October 7, 2006, the Company has repurchased a total of 5,209 shares of common stock under this program at an aggregate cost of $196,013, or an average price of $37.63 per share, excluding related expenses.

During the twelve and forty weeks ended October 7, 2006, the Company retired 3,120 and 5,117 shares of common stock which were previously repurchased under the $300,000 stock repurchase program.

8.	Postretirement Plan:

The Company provides certain health and life insurance benefits for eligible retired team members through a postretirement plan, or the Plan. These benefits are subject to deductibles, co-payment provisions and other limitations. The Plan has no assets and is funded on a cash basis as benefits are paid. The discount rate that the Company utilizes for determining its postretirement benefit obligation is actuarially determined. The discount rate utilized at December 31, 2005 was 5.5%, and remained unchanged through the forty weeks ended October 7, 2006. The Company expects fiscal 2006 plan contributions to completely offset benefits paid, consistent with fiscal 2005.

The components of net periodic postretirement benefit cost for the twelve and forty weeks ended October 7, 2006, and October 8, 2005 respectively, are as follows:

	Twelve Weeks Ended		Forty Weeks Ended
	October 7, 2006	October 8, 2005	October 7, 2006	October 8, 2005

Interest cost	$167	$185	$558	$617
Amortization of prior service cost	(134)	(134)	(447)	(446)
Amortization of unrecognized net losses	49	55	162	183
	$82	$106	$273	$354

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
•  our overall credit rating;
•  deterioration in general economic conditions;
•  our ability to attract and retain qualified team members;
•  integration of acquisitions;
•  our relationship with our vendors;
•  our involvement as a defendant in litigation or incurrence of judgments, fines or legal costs;
•  adherence to the restrictions and covenants imposed under our revolving credit facility; and
•  acts of terrorism.

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

Management Overview

During the third quarter of fiscal 2006, we recorded earnings per diluted share of $0.56 compared to $0.55 for the same quarter of fiscal 2005. These results were primarily driven by increased sales and higher gross margins offset by the loss of leverage on certain fixed operating expenses as a result of our lower than expected sales increase. Additionally, our operating results for the third quarter include the recognition of $0.03 of share-based compensation expense per diluted share required by the adoption of SFAS No. 123R on January 1, 2006.

We believe the macroeconomic environment has continued to negatively impact our business throughout much of our third quarter and resulted in weakening trends in our 2006 results compared to the same periods of last year. We believe our customers have been adversely impacted by rising energy prices, higher insurance and interest rates, and larger required minimum payments on their credit card balances, which limit their current ability to spend.

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

More recent economic indicators suggest a more positive outlook including the moderation in energy prices, leveling of interest rates and absence of severe hurricanes. We also believe the factors that favorably impact our industry continue to remain strong. Customers can only defer necessary maintenance on their automobiles for so long, and we continue to educate customers about the value of performing certain types of maintenance and enhancements. We believe the combination of these favorable industry dynamics along with the execution of our business initiatives discussed in our fiscal 2005 annual report on Form 10-K and our more recent effort to examine operating expenses will continue to drive our earnings growth into the foreseeable future.

The following table highlights certain operating results and key metrics for the twelve and forty weeks ended October 7, 2006, and October 8, 2005.

	Twelve Weeks Ended		Forty Weeks Ended
	October 7, 2006	October 8, 2005	October 7, 2006	October 8, 2005

Total net sales (in thousands)	$1,099,486	$1,019,736	$3,600,353	$3,301,246
Total commercial net sales (in thousands)	$277,894	$227,081	$900,483	$700,790
Comparable store net sales growth	1.4%	10.0%	2.3%	9.4%
DIY comparable store net sales growth	(0.6%)	6.1%	(0.3%)	5.3%
DIFM comparable store net sales growth	8.7%	26.5%	11.7%	27.0%
Average net sales per store (in thousands)	$1,561	$1,525	$1,561	$1,525
Inventory per store (in thousands)	$483	$486	$483	$486
Selling, general and administrative expenses per store (in thousands)	$141	$133	$457	$433
Inventory turnover	1.69	1.71	1.69	1.71
Gross margin	48.2%	47.2%	47.8%	47.4%
Operating margin	9.3%	10.3%	9.4%	10.2%

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

Key 3rd Quarter Events

The following key events occurred during our third quarter of 2006:

•  We opened our 3,000th store

•  We completed the refinancing of our previous secured credit facility to an unsecured revolving credit facility

Refinancing

On October 5, 2006, we entered into a new $750 million unsecured five-year revolving credit facility. This new facility replaced the term loans and revolver under our previous secured credit facility. Initial proceeds from this revolving loan were used to repay $434 million of principal outstanding on the term loans and revolver under our previous credit facility. As a result of the improved borrowing costs under the new facility, we anticipate pre-tax interest expense savings of more than $2.5 million annually. In conjunction with this refinancing, we wrote-off existing deferred financing costs related to our previous term loans and revolver. The write-off of these costs of $1.9 million was combined with a related gain on settlement of interest rate swaps of $2.9 million for a net gain on extinguishment of debt of $1.0 million.

Store Count

At October 7, 2006, we operated 3,029 stores within the United States, Puerto Rico and the Virgin Islands. We operated 2,912 stores throughout 40 states in the Northeastern, Southeastern and Midwestern regions of the United States. These stores operated under the “Advance Auto Parts” trade name except for certain stores in the state of Florida, which operated under the “Advance Discount Auto Parts” trade name. These stores offer automotive replacement parts, accessories and maintenance items, with no significant concentration in any specific product area. In addition, we operated 37 stores under the “Western Auto” and “Advance Auto Parts” trade names, located primarily in Puerto Rico and the Virgin Islands. The Western Auto stores offer automotive tires and service in addition to automotive parts, accessories and maintenance items. At October 7, 2006, we also operated 80 stores under the “Autopart International” trade name throughout the Northeastern region of the United States.

The following table sets forth information about our stores, including the number of new, closed and relocated stores, during the twelve and forty weeks ended October 7, 2006. We lease approximately 81% of our stores.

	Twelve Weeks Ended October 7, 2006	Forty Weeks Ended October 7, 2006
Number of stores at beginning of period	2,971	2,872
New stores	60	162
Closed stores	(2)	(5)
Number of stores, end of period	3,029	3,029
Relocated stores	10	31
Stores with commercial programs (a)	2,478	2,478

(a)	As of October 7, 2006, these commercial programs include the 80 AI stores.

We anticipate that we will add a total of approximately 205 to 215 new stores during 2006 primarily through new store openings, excluding any acquisitions.

Commercial Program

Our commercial program continued to produce favorable results during the twelve and forty weeks ended October 7, 2006 and continued to expand at an expected rate. We attribute this performance to the execution of our commercial plan as previously detailed in our fiscal 2005 annual report on Form 10-K.

Commercial sales represented approximately 25% of our total sales for both the twelve and forty weeks ended October 7, 2006 compared to approximately 22% and 21% for the twelve and forty weeks ended October 8, 2005, respectively. As of October 7, 2006, we operated commercial programs in 81% of our total stores, excluding the 80 AI stores, an increase from approximately 78% at the end of the prior year quarter. We continued to approach our goal of operating commercial programs in approximately 85% of our Advance Auto Parts store base. We believe we have the potential to grow profitably our share of the commercial business in each of our markets.

Although our comparable store sales growth in commercial business was slightly lower than our target for the second and third quarters, we believe we have the opportunity to achieve double-digit comparable store sales growth in this business for the foreseeable future through the continued execution of our commercial plan and growth in our commercial programs. We believe the acquisition of AI supplements our commercial growth due to AI’s established delivery programs and knowledge of the commercial industry, particularly for foreign makes and models of vehicles.

Share-Based Payments

On January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standard, or SFAS, No. 123 (revised 2004), "Share-Based Payment," or SFAS No. 123R. SFAS No. 123R replaces SFAS No. 123 and supersedes APB Opinion No. 25 and subsequently issued stock option related guidance. We elected to use the modified-prospective method of implementation. Under this transition method, share-based compensation expense for the twelve and forty weeks ended October 7, 2006 included compensation expense for all share-based awards granted subsequent to January 1, 2006 based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R, and compensation expense for all share-based awards granted prior to but unvested as of January 1, 2006 based on the grant-date fair value estimated in accordance with original provisions of SFAS No. 123.

We use the Black-Scholes option-pricing model to value all options and straight-line method to amortize this fair value as compensation cost over the requisite service period. Total share-based compensation expense included in selling, general and administrative expenses in our statements of operations for the twelve and forty weeks ended October 7, 2006 was $4.6 million and $14.5 million, respectively. The related income tax benefit was $1.7 million and $5.4 million, respectively. We did not have any share-based compensation expense in accordance with APB No. 25 for the twelve weeks ended October 8, 2005. We recognized $0.2 million of share-based compensation expense in accordance with APB No. 25 for the forty weeks ended October 8, 2005. On a pro forma basis, share-based compensation was $.02 and $.07 per diluted share for the twelve and forty weeks ended October 8, 2005, respectively. In accordance with the modified-prospective transition method of SFAS No. 123R, we have not restated prior periods.

As a result of adopting SFAS No. 123R on January 1, 2006, our earnings before income tax expense and net earnings for the twelve weeks ended October 7, 2006, were $4.6 million and $2.9 million lower, respectively, than if we had continued to account for share-based compensation under APB No. 25. Our earnings before income tax expense and net earnings for the forty weeks ended October 7, 2006, were $14.2 million and $8.9 million lower, respectively, than if we had continued to account for share-based compensation under APB No. 25. The related impact in 2006 to basic and diluted earnings per share is $0.03 and $0.08 for the twelve and forty weeks ended October 7, 2006, respectively.

As of October 7, 2006, we have $30.9 million of unrecognized compensation expense related to non-vested fixed stock options we expect to recognize over a weighted average period of 2.0 years.

Critical Accounting Policies

Our financial statements have been prepared in accordance with accounting policies generally accepted in the United States of America. Our discussion and analysis of the financial condition and results of operations are based on these financial statements. The preparation of these financial statements requires the application of accounting policies in addition to certain estimates and judgments by our management. Our estimates and judgments are based on currently available information, historical results and other assumptions we believe are reasonable. Actual results could differ from these estimates. During the first, second and third quarters of fiscal 2006, we consistently applied the critical accounting policies discussed in our annual report on Form 10-K for the year ended December 31, 2005. For a complete discussion regarding these critical accounting policies, refer to this annual report on Form 10-K. In addition to these critical accounting policies, we have added “Share-Based Payments” as a critical accounting policy upon the adoption of SFAS No. 123R as of January 1, 2006.

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

Components of Statement of Operations

Net Sales

Net sales consist primarily of comparable store sales and new store net sales. We calculate comparable store sales based on the change in net sales starting once a store has been open for 13 complete accounting periods. We include relocations in comparable store sales from the original date of opening. We exclude net sales from the 37 Western Auto retail stores and 80 AI stores from our comparable store sales as a result of their unique product offerings.

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

Results of Operations

The following table sets forth certain of our operating data expressed as a percentage of net sales for the periods indicated.

	Twelve Week Periods Ended (unaudited)		Forty Week Periods Ended (unaudited)
	October 7, 2006	October 8, 2005	October 7, 2006	October 8, 2005
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales, including purchasing and warehousing costs	51.8	52.8	52.2	52.6
Gross profit	48.2	47.2	47.8	47.4
Selling, general and administrative expenses	38.9	36.9	38.4	37.2
Operating income	9.3	10.3	9.4	10.2
Interest expense	(0.8)	(0.8)	(0.8)	(0.8)
Gain on extinguishment of debt, net	0.1	0.0	0.0	0.0
Other income, net	0.0	0.1	0.0	0.1
Provision for income taxes	3.2	3.6	3.2	3.6
Net income	5.4%	6.0%	5.4%	5.9%

Twelve Weeks Ended October 7, 2006 Compared to Twelve Weeks Ended October 8, 2005

Net sales for the twelve weeks ended October 7, 2006 were $1,099.5 million, an increase of $79.8 million, or 7.8%, as compared to net sales for the twelve weeks ended October 8, 2005. The net sales increase was due to an increase in comparable store sales of 1.4%, contributions from new stores opened within the last year and sales from operations acquired during our third quarter of fiscal 2005. The comparable store sales increase resulted from an increase in average ticket sales and customer traffic in our do-it-for-me, or DIFM, business and an increase in average ticket sales by our do-it-yourself, or DIY, customers offset by a decrease in DIY customer count.

Gross profit for the twelve weeks ended October 7, 2006 was $530.2 million, or 48.2% of net sales, as compared to $481.4 million, or 47.2% of net sales, for the twelve weeks ended October 8, 2005. Gross profit increased as a percentage of net sales for the quarter due to the positive impact of ongoing category management initiatives, including improved procurement costs and a positive shift in sales mix, and logistics efficiencies.

Selling, general and administrative expenses increased to $427.7 million, or 38.9% of net sales, for the twelve weeks ended October 7, 2006, from $376.0 million, or 36.9% of net sales, for the twelve weeks ended October 8, 2005. Selling, general and administrative expenses increased as a percentage of sales as a result of:

•	recording share-based compensation expense of approximately 0.4% of net sales upon the implementation of SFAS 123R on January 1, 2006;
•	a 0.7% increase in certain fixed costs as a percentage of sales during the quarter, including rent and depreciation, as a result of low comparative sales growth; and
•	a 0.6% increase in expenses associated with higher costs for utilities and insurance programs.

Interest expense for the twelve weeks ended October 7, 2006 was $9.2 million, or 0.8% of net sales, as compared to $8.2 million, or 0.8% of net sales, for the twelve weeks ended October 8, 2005. In addition, interest income for the twelve weeks ended October 7, 2006 decreased as a result of overall lower cash balances during the period.

Income tax expense for the twelve weeks ended October 7, 2006 was $35.5 million, as compared to $37.4 million for the twelve weeks ended October 8, 2005. Our effective income tax rate was 37.6% for the twelve weeks ended October 7, 2006 compared to 38.1% for the same period ended October 8, 2005.

We produced net income of $58.9 million, or $0.56 per diluted share, for the twelve weeks ended October 7, 2006, as compared to $60.8 million, or $0.55 per diluted share, for the twelve weeks ended October 8, 2005. As a percentage of net sales, net income for the twelve weeks ended October 7, 2006 was 5.4%, as compared to 6.0% for the twelve weeks ended October 8, 2005. Our earnings per diluted share results reflect the impact on both earnings and the diluted share count of implementing SFAS 123R as further explained in this management’s discussion and analysis and in the notes to our financial statements contained elsewhere in this Form 10-Q.

Forty Weeks Ended October 7, 2006 Compared to Forty Weeks Ended October 8, 2005

Net sales for the forty weeks ended October 7, 2006 were $3,600.4 million, an increase of $299.1 million, or 9.1%, as compared to net sales for the forty weeks ended October 8, 2005. The net sales increase was due to an increase in comparable store sales of 2.3%, contributions from new stores opened within the last year and sales from operations acquired during our third quarter of fiscal 2005. The comparable store sales increase resulted from an increase in average ticket sales and customer traffic in our DIFM business and an increase in average ticket sales by our DIY customers offset by a decrease in DIY customer count.

Gross profit for the forty weeks ended October 7, 2006 was $1,722.7 million, or 47.8% of net sales, as compared to $1,564.4 million, or 47.4% of net sales, for the forty weeks ended October 8, 2005. Gross profit increased as a percentage of net sales for the forty weeks ended October 7, 2006 quarter due to the positive impact of category management.

Selling, general and administrative expenses increased to $1,383.5 million, or 38.4% of net sales, for the forty weeks ended October 7, 2006, from $1,226.2 million, or 37.2% of net sales, for the forty weeks ended October 8, 2005. Selling, general and administrative expenses increased as a percentage of sales as a result of a 0.4% increase in certain fixed costs as a percentage of sales during the forty weeks ended October 7, 2006, including rent and depreciation, reflective of lower than anticipated comparative sales growth. Additionally, as previously mentioned, we have recorded share-based compensation expense of approximately 0.4% of net sales upon the implementation of SFAS 123R on January 1, 2006.

Interest expense for the forty weeks ended October 7, 2006 was $28.1 million, or 0.8% of net sales, as compared to $24.7 million, or 0.8% of net sales, for the forty weeks ended October 8, 2005. The increase in interest expense reflects overall higher interest rates, as compared to the forty weeks ended October 8, 2005. In addition, interest income for the forty weeks ended October 7, 2006 decreased as a result of overall lower cash balances during the period.

Income tax expense for the forty weeks ended October 7, 2006 was $116.9 million, as compared to $120.4 million for the forty weeks ended October 8, 2005. Our effective income tax rate was 37.4% for the forty weeks ended October 7, 2006 compared to 38.1% for the same period ended October 8, 2005.

We produced net income of $196.0 million, or $1.82 per diluted share, for the forty weeks ended October 7, 2006, as compared to $195.4 million, or $1.78 per diluted share, for the forty weeks ended October 8, 2005. As a percentage of net sales, net income for the forty weeks ended October 7, 2006 was 5.4%, as compared to 5.9% for the forty weeks ended October 8, 2005. Our earnings per diluted share results reflect the impact on both earnings and the diluted share count of implementing SFAS 123R as further explained in this management’s discussion and analysis and in the notes to our financial statements contained elsewhere in this Form 10-Q.

Liquidity and Capital Resources

Overview of Liquidity

Our primary cash requirements include the purchase of inventory, capital expenditures, payment of cash dividends and contractual obligations. In addition, we have used available funds to repurchase shares of common stock under our stock repurchase program. We have funded these requirements primarily through cash generated from operations supplemented by borrowings under our credit facilities as needed.

At October 7, 2006, our cash balance was $14.0 million, a decrease of $26.8 million compared to December 31, 2005. Our cash balance decreased primarily due to the repurchase of common stock, dividends paid to our shareholders partially and an overall net increase in working capital during the forty weeks ended October 7, 2006. At October 7, 2006, we had outstanding indebtedness consisting of borrowings of $450.9 million under our revolving credit facility. In addition, we had $66.8 million in letters of credit outstanding, which reduced our total availability under the revolving credit facility to $232.8 million.

On August 8, 2006, our Board of Directors declared a quarterly dividend of $0.06 per share to all common stockholders of record as of September 22, 2006. The dividend was paid on October 6, 2006. Subsequent to October 7, 2006, our Board of Directors declared a quarterly dividend of $0.06 per share to be paid on January 5, 2007 to all common stockholders of record as of December 22, 2006.

Capital Expenditures

Our primary capital requirements have been the funding of our continued store expansion program, including new store openings and store acquisitions, store relocations and remodels, inventory requirements, the construction and upgrading of distribution centers, the development and implementation of proprietary information systems and our acquisitions.

Our capital expenditures were $200.8 million for the forty weeks ended October 7, 2006. These amounts included costs related to new store openings, the upgrade of our information systems, remodels and relocations of existing stores. In addition, we also made a $12.5 million payment related to the acquisition of Autopart International. In 2006, we anticipate that our capital expenditures will be approximately $255.0 million.

Our future capital requirements will depend in large part on the number of and timing for new stores we open or acquire within a given year and the number of stores we relocate or remodel. We anticipate adding approximately 205 to 215 new stores during 2006 primarily through new store openings. As of October 7, 2006, 162 new stores had been added.

Vendor Financing Program

Historically, we have negotiated extended payment terms from suppliers that help finance inventory growth, and we believe that we will be able to continue financing much of our inventory growth through such extended payment terms. We have a short-term financing program with a bank for certain merchandise purchases. The substance of the program is for us to borrow money from the bank to finance purchases from our vendors. This program allows us to further reduce our working capital invested in current inventory levels and finance future inventory growth. Our new credit facility does not restrict availability under this program. At October 7, 2006, $140.7 million was payable to the bank by us under this program.

Stock Repurchase Program

During the third quarter of fiscal 2005, our Board of Directors authorized a stock repurchase program of up to $300 million of our common stock plus related expenses. The program allows us to repurchase our common stock on the open market or in privately negotiated transactions from time to time in accordance with the requirements of the Securities and Exchange Commission. Under this program, we repurchased 3.7 million shares of common stock during the forty weeks ended October 7, 2006 at an aggregate cost of $136.6 million, or an average price of $37.12 per share, excluding related expenses. We did not repurchase any shares of common stock during the twelve weeks ended October 7, 2006. At October 7, 2006, we had repurchased a total of 5.2 million shares of common stock under this program at an aggregate cost of $196.0 million, or an average price of $37.63 per share, excluding related expenses.

During the twelve and forty weeks ended October 7, 2006, we retired 3.1 million and 5.1 million shares of common stock, respectively, which were previously repurchased under the $300 million stock repurchase program.

Analysis of Cash Flows

An analysis of our cash flows for the forty week period ended October 7, 2006 as compared to the forty week period ended October 8, 2005 is included below.

	Forty Week Periods Ended
	October 7, 2006	October 8, 2005
	(in millions)
Cash flows from operating activities	$297.0	$327.3
Cash flows from investing activities	(204.6)	(252.9)
Cash flows from financing activities	(119.2)	(18.0)
Net (decrease) increase in cash and
cash equivalents	$(26.8)	$56.4

Operating Activities

For the forty weeks ended October 7, 2006, net cash provided by operating activities decreased $30.3 million to $297.0 million, as compared to the forty weeks ended October 8, 2005. Significant components of this increase consisted of:

•	$14.8 million increase in earnings exclusive of $14.2 million of non-cash, share-based compensation expense compared to the same period in fiscal 2005;
•	$13.5 million increase in depreciation and amortization;
•	$19.5 million decrease in cash inflows relating to the timing of receipts for normal collections of receivables;
•	$20.4 million reduction in cash outflows, net of accounts payable, as a result of reducing inventory growth rates in line with our current sales trend;

•	$22.8 million increase in cash flows from other assets related to the timing of payments for normal operating expenses, primarily our monthly rent;
•	$46.7 million decrease in cash inflows relating to the timing of accrued operating expenses; and
•	$28.5 million decrease in cash flows from tax benefits related to exercise of stock options.

Investing Activities

For the forty weeks ended October 7, 2006, net cash used in investing activities decreased by $48.3 million to $204.6 million, as compared to the forty weeks ended October 8, 2005. Significant components of this increase consisted of:

•
increase in capital expenditures of $41.4 million used primarily to accelerate our square footage growth through adding new stores (including ownership of selected new stores) and remodeling existing stores; and

•	$99.3 million related to acquisitions in prior year.

Financing Activities

For the forty weeks ended October 7, 2006, net cash used in financing activities increased by $101.2 million to $119.2 million, as compared to the forty weeks ended October 8, 2005. Significant components of this increase consisted of:

•	a $39.4 million cash outflow under our vendor financing program;
•	a $433.8 million cash outflow used to extinguish debt in connection with our 3rd quarter refinancing;
•	a $469.7 million net cash inflow from borrowings on credit facilities primarily related to our refinancing;
•	a $19.2 million reduction in cash used to pay dividends;
•	$16.1 million less cash received from the issuance of common stock, primarily resulting from the exercise of stock options; and
•	a $75.0 million cash outflow resulting from the additional repurchase of common stock.

Contractual Obligations

Our future contractual obligations related to long-term debt, operating leases and other contractual obligations at October 7, 2006 were as follows:

Contractual Obligations	Total	Fiscal 2006	Fiscal 2007	Fiscal 2008	Fiscal 2009	Fiscal 2010	Thereafter
(in thousands)
Long-term debt	$450,926	$11	$67	$75	$71	$73	$450,629
Interest payments	$135,949	$12,897	$26,061	$25,510	$25,752	$26,015	$19,714
Letters of credit	$66,768	$1,859	$59,909	$5,000	$-	$-	$-
Operating leases	$1,970,635	$41,547	$240,262	$215,385	$197,872	$178,010	$1,097,559
Purchase obligations (1)	$740	$115	$500	$125	$-	$-	$-
Other long-term liabilities(2)	$66,773	$-	$-	$-	$-	$-	$-

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

Long Term Debt

On October 5, 2006, we entered into a new $750 million unsecured five-year revolving credit facility with our subsidiary, Advance Stores Company, Incorporated, serving as the borrower. This new facility replaced the term loans and revolver under our previous credit facility. Proceeds from this revolving loan were used to repay $434 million of principal outstanding on the term loans and revolver under our previous credit facility. In conjunction with this refinancing, we wrote-off existing deferred financing costs related to our previous term loans and revolver. The $1.9 million write-off of these costs was combined with a related gain on settlement of interest rate swaps of $2.9 million for a net gain on extinguishment of debt of $1.0 million.

Additionally, the new facility provides for the issuance of letters of credit with a sub limit of $300 million and swingline loans in an amount not to exceed $50 million. We may request that the total revolving commitment be increased by an amount not exceeding $250 million during the term of the credit agreement. Voluntary prepayments and voluntary reductions of the revolving balance are permitted in whole or in part, at our option, in minimum principal amounts as specified in the new credit facility.

As of October 7, 2006, we had borrowed $450.5 million under the revolver and had $66.8 million in letters of credit outstanding, which reduced availability under the revolver to $232.8 million. At October 7, 2006, we also have interest rate swaps in place that effectively fix our interest rate exposure on approximately 50% of our debt. These interest rate swaps are further discussed in our market risk analysis.

The interest rates on the borrowings under the new revolving credit facility will be based, at our option, on an adjusted LIBOR rate, plus a margin, or an alternate base rate, plus a margin. After an initial interest period, we may elect to convert a particular borrowing to a different type. The initial margin is 0.75% and 0.0% per annum for the adjusted LIBOR and alternate base rate borrowings, respectively. A commitment fee will be charged on the unused portion of the revolver, payable in arrears. The initial commitment fee rate is 0.150% per annum. Under the terms of the new credit facility, the interest rate spread and commitment fee will be based on our credit rating. The revolving facility terminates on October 5, 2011.

The new credit facility is fully and unconditionally guaranteed by Advance Auto Parts, Inc. The facility contains covenants restricting the ability of us and our subsidiaries to, among other things, (1) create, incur or assume additional debt (including hedging arrangements), (2) incur liens or engage in sale-leaseback transactions, (3) make loans and investments, (4) guarantee obligations, (5) engage in certain mergers, acquisitions and asset sales, (6) engage in transactions with affiliates, (7) change the nature of our business and the business conducted by its subsidiaries and (8) change our holding company status. We are required to comply with financial covenants with respect to a maximum leverage ratio and a minimum coverage ratio. The new credit facility also provides for customary events of default, including non-payment defaults, covenant defaults and cross-defaults to our other material indebtedness.

We are required to comply with financial covenants in the revolving credit facility with respect to (a) a maximum leverage ratio and (b) a minimum interest coverage ratio. We were in compliance with the above covenants under the revolving credit facility at October 7, 2006. For additional information regarding our revolving credit facility, refer to our Form 8-K filed on October 12, 2006.

Credit Ratings

At October 7, 2006, we had a credit rating from Standard & Poor’s of BB+ and a credit rating of Ba1 from Moody’s Investor Service. The current pricing grid used to determine our borrowing rates under our revolving credit facility is based on such credit ratings. If these credit ratings decline, our interest expense may increase. Conversely, if these credit ratings improve, our interest expense may decrease.

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

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires recognition of the overfunded or underfunded status of defined benefit postretirement plans as an asset or liability in the statement of financial position and to recognize changes in that funded status in comprehensive income in the year in which the changes occur. SFAS No. 158 also requires measurement of the funded status of a plan as of the date of the statement of financial position. SFAS No. 158 is effective for recognition of the funded status of the benefit plans for fiscal years ending after December 15, 2006 and is effective for the measurement date provisions for fiscal years ending after December 15, 2008. We are currently evaluating the impact of SFAS No. 158.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of SFAS No. 157.

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

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140.” This statement simplifies accounting for certain hybrid instruments currently governed by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” or SFAS No. 133, by allowing fair value remeasurement of hybrid instruments that contain an embedded derivative that otherwise would require bifurcation. SFAS No. 155 also eliminates the guidance in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” which provides such beneficial interests are not subject to SFAS No. 133. SFAS No. 155 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125,” by eliminating the restriction on passive derivative instruments that a qualifying special-

purpose entity may hold. SFAS No. 155 is effective for financial instruments acquired or issued after the beginning of our fiscal year 2007. We do not expect the adoption of SFAS No. 155 to have a material impact on our financial condition, results of operations or cash flows.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to cash flow risk due to changes in interest rates with respect to our long-term debt. Our long-term debt currently consists of borrowings under a revolving credit facility and is primarily vulnerable to movements in the LIBOR rate. While we cannot predict the impact interest rate movements will have on our debt, exposure to rate changes is managed through the use of hedging activities. At October 7, 2006, $225 million of our bank debt was fixed in accordance with the interest rate swaps described below.

Our future exposure to interest rate risk is mitigated as a result of entering into four new interest rate swap agreements in October 2006 on an aggregate of $225 million of debt under our revolving credit facility. The first swap fixed our LIBOR rate at 4.9675% on $75 million of debt for a term of 60 months, expiring in October 2011. The second swap fixed our LIBOR rate at 4.968% on $50 million of debt for a term of 60 months, expiring in October 2011. The third swap fixed our LIBOR rate at 4.98% on $50 million of debt for a term of 60 months, expiring in October 2011. The fourth swap fixed our LIBOR rate at 4.965% on $50 million of debt for a term of 60 months, expiring in October 2011.

The table below presents principal cash flows and related weighted average interest rates on our long-term debt outstanding at October 7, 2006, by expected maturity dates. Additionally, the table includes the notional amounts of our hedged debt and the impact of the anticipated average pay and receive rates of our interest rate swaps through their maturity dates. Expected maturity dates approximate contract terms. Weighted average variable rates are based on implied forward rates in the yield curve at October 7, 2006. Implied forward rates should not be considered a predictor of actual future interest rates.

	Fiscal 2006	Fiscal 2007	Fiscal 2008	Fiscal 2009	Fiscal 2010	Thereafter	Total	Fair Market Value
Long-term debt:	(dollars in thousands)

Variable rate	$-	$-	$-	$-	$-	$450,475	$450,475	$450,475
Weighted average
interest rate	6.1%	5.8%	5.6%	5.7%	5.8%	5.9%	5.8%	-

Interest rate swaps:

Variable to fixed (1)	$225,000	$225,000	$225,000	$225,000	$225,000	$225,000	$-	$662
Weighted average pay rate	0.0%	0.0%	0.1%	0.0%	0.0%	0.0%	0.0%	-
Weighted average receive rate	0.4%	0.1%	0.0%	0.0%	0.1%	0.1%	1.1%	-

(1)	Amounts presented may not be outstanding for the entire year.

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

There have been no changes in our internal control over financial reporting that occurred during the quarter ended October 7, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6.    EXHIBITS

3.1(1)	Restated Certificate of Incorporation of Advance Auto Parts, Inc. ("Advance Auto")(as amended on May 19, 2004).

3.2(2)	Bylaws of Advance Auto (as amended on November 8, 2006).

10.1(3)	Credit Agreement dated as of October 5, 2006 among Advance Auto, Advance Stores Company, Incorporated, as borrower, the lenders party hereto and JPMorgan Chase Bank, N.A., as administrative agent.

10.3(3)	Guarantee Agreement dated as of October 5, 2006 among Advance Auto and JPMorgan Chase Bank, N.A., as administrative agent for the lenders.

10.38(3)	Release and Termination Agreement dated as of October 5, 2006 among Advance Auto, Advance Stores Company, Incorporated and JPMorgan Chase Bank, N.A., as administrative agent.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed on May 20, 2004 as an exhibit to Current Report on Form 8-K of Advance Auto.
(2)	Filed on November 15, 2006 as an exhibit to Current Report on Form 8-K of Advance Auto.
(3)	Filed on October 12, 2006 as an exhibit to Current Report on Form 8-K of Advance Auto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCE AUTO PARTS, INC.

November 16, 2006	By:	/s/ Michael O. Moore
Michael O. Moore Executive Vice President, Chief Financial Officer

S-1

EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1(1)	Restated Certificate of Incorporation of Advance Auto (as amended on May 19, 2004).

3.2(2)	Bylaws of Advance Auto (as amended on November 8, 2006).

10.1(3)	Credit Agreement dated as of October 5, 2006 among Advance Auto, Advance Stores Company, Incorporated, as borrower, the lenders party hereto and JPMorgan Chase Bank, N.A., as administrative agent.

10.3(3)	Guarantee Agreement dated as of October 5, 2006 among Advance Auto and JPMorgan Chase Bank, N.A., as administrative agent for the lenders.

10.38(3)	Release and Termination Agreement dated as of October 5, 2006 among Advance Auto, Advance Stores Company, Incorporated and JPMorgan Chase Bank, N.A., as administrative agent.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed on May 20, 2004 as an exhibit to Current Report on Form 8-K of Advance Auto.
(2)	Filed on November 15, 2006 as an exhibit to Current Report on Form 8-K of Advance Auto.
(3)	Filed on October 12, 2006 as an exhibit to Current Report on Form 8-K of Advance Auto.