Form 10-K
period 2006-12-30
ADVANCE AUTO PARTS INC
filed 2007-02-28
CIK 1158449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 30, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________.

Commission file number 001-16797

ADVANCE AUTO PARTS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	54-2049910 (I.R.S. Employer Identification No.)
5008 Airport Road Roanoke, Virginia (Address of Principal Executive Offices)	24012 (Zip Code)

(540) 362-4911
(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:
Title of each class Common Stock ($0.0001 par value)	Name of each exchange on which registered New York Stock Exchange

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definitions of "accelerated filer and larger accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of July 14, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the 104,791,059 shares of Common Stock held by non-affiliates of the registrant was $3,043,132,353, based on the last sales price of the Common Stock on July 14, 2006, as reported by the New York Stock Exchange.

As of February 26, 2007, the registrant had outstanding 105,667,492 shares of Common Stock, par value $0.0001 per share (the only class of common equity of the registrant outstanding).

Documents Incorporated by Reference:

Portions of the definitive proxy statement of the registrant to be filed within 120 days of December 30, 2006, pursuant to Regulation 14A under the Securities Exchange Act of 1934, for the 2007 Annual Meeting of Stockholders to be held on May 16, 2007, are incorporated by reference into Part III.

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

Although we believe that our plans, intentions and expectations as reflected in or suggested by those forward-looking statements are reasonable, we can give no assurance that the plans, intentions or expectations will be achieved. Listed below and discussed elsewhere in this report are some important risks, uncertainties and contingencies which could cause our actual results, performance or achievements to be materially different from the forward-looking statements made in this report. These risks, uncertainties and contingencies include, but are not limited to, the following:

•	the implementation of our business strategies and goals;
•	our ability to expand our business;
•	competitive pricing and other competitive pressures;
•	a decrease in demand for our products;
•	the occurrence of natural disasters and/or extended periods of unfavorable weather;
•	our ability to obtain affordable insurance against the financial impacts of natural disasters;
•	the availability of suitable real estate locations;
•	our overall credit rating;
•	deterioration in general economic conditions;
•	our ability to attract and retain qualified team members;
•	integration of acquisitions;
•	our relationship with our vendors;
•	our involvement as a defendant in litigation or incurrence of judgments, fines or legal costs;
•	adherence to the restrictions and covenants imposed under our revolving credit facility;
•	acts of terrorism; and
•
other statements that are not of historical fact made throughout this report, including in the sections entitled “Business,” "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors."

We assume no obligations to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. In evaluating forward-looking statements, you should consider these risks and uncertainties, together with the other risks described from time to time in our other reports and documents filed with the Securities and Exchange Commission, or SEC, and you should not place undue reliance on those statements.

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

We were formed in 1929 as Advance Stores Company, Incorporated and operated as a retailer of general merchandise until the 1980s. During the 1980s, we sharpened our focus to target sales of automotive parts and accessories to DIY customers. From the 1980s to the present, we have grown significantly as a result of strong comparable store sales growth, new store openings and strategic acquisitions. Since 1996, we have aggressively expanded our sales to DIFM customers through our commercial delivery program. The Company was incorporated in 2001 in conjunction with the acquisition of Discount Auto Parts, Inc., or Discount. More recently in 2005, we acquired Autopart International, Inc., or AI.

Our Internet address is www.AdvanceAutoParts.com. We make available free of charge through our Internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Operating Segments

We conduct our operations in two reportable segments: Advance Auto Parts, or AAP, and AI. The AAP segment is comprised of our store operations within the United States, Puerto Rico and the Virgin Islands which operate under the trade names “Advance Auto Parts,” “Advance Discount Auto Parts” and “Western Auto.” The AI segment consists solely of the operations of Autopart International, which continues to operate as an independent, wholly-owned subsidiary.

Financial information on our segments is included in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, of this Annual Report on Form 10-K. In addition, selected financial data for our segments is available in Note 20, Segment and Related Information, of the Notes to Consolidated Financial Statements, included in Item 15. Exhibits, Financial Statement Schedules, of this Annual Report on Form 10-K.

AAP Segment

At December 30, 2006, we operated 2,995 stores within the United States, Puerto Rico and the Virgin Islands. We operated 2,958 stores throughout 40 states in the Northeastern, Southeastern and Midwestern regions of the United States. These stores operated under the “Advance Auto Parts” trade name except for certain stores in the state of Florida, which operated under the “Advance Discount Auto Parts” trade name. These stores offer a broad selection of brand name and proprietary automotive replacement parts, accessories and maintenance items for domestic and imported cars and light trucks, with no significant concentration in any specific product area. In addition, we operated 37 stores under the “Western Auto” and “Advance Auto Parts” trade names, located primarily in Puerto Rico and the Virgin Islands. The Western Auto stores offer automotive tires and service in addition to automotive parts, accessories and maintenance items.

We also provide our customers online shopping and access to over one million stock keeping units, or SKUs. Our online site allows our customers to pick up merchandise at a conveniently located store or have their purchase shipped directly to their home or business.

AAP Store Operations

Our stores generally are located in freestanding buildings in areas with high vehicle traffic counts, good visibility and easy access to major roadways. Our stores typically range in size from 5,000 to 10,000 square feet. The size of our new stores is generally 7,000 square feet. All stores have a base SKU offering while certain stores may have a more expansive SKU offering as follows:

Type of Store	Description	SKU Offering
Base	• Includes base SKU offering	16,000
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

		24,600 - 28,000

To ensure our stores have the right product at the right time, we also utilize a network of Parts Delivered Quickly, or PDQ®, facilities and one Master PDQ® facility. Our PDQ® and Master PDQ® network of facilities provide our customers an additional assortment of over 80,000 harder-to-find parts and accessories on a same-day or overnight basis. In addition, we launched our Special Order Center in 2006, an in-store kiosk providing customers with access to more than one million incremental SKUs.

Store team members utilize our proprietary point-of-sale system, including a fully integrated electronic parts catalog to identify and suggest the appropriate quality and price options for the SKUs that we carry, as well as the related products, tools or additional information that is required by our customers to complete their automotive repair projects properly and safely.

Replacement parts sold at our stores include an extensive number of applications of those parts including:

Automotive filters	Starters	CV shafts	Suspension parts
Radiators	Alternators	Spark splugs	Engines
Brake pads	Batteries	Transmission parts	Transmissions
Fan belts	Shock absorbers	Clutches
Radiator hoses	Struts	Electronic ignition components

In addition to parts and accessories, we also provide a variety of services free of charge to our customers including:

Battery installation	“How-To” Project Kiosks	Electrical system testing
Wiper installation	“How-To” Video Clinics	Oil and battery recycling

Our retail stores are 100% company operated and are divided into geographic areas. A senior vice president, who is supported by five to six regional vice presidents, manages each area of retail stores. Division managers report to the regional vice presidents and have direct responsibility for store operations in a specific division, which typically consists of 10 to 14 stores. Depending on store size and sales volume, each store is staffed by 10 to 20 team members under the leadership of a store manager. Our stores generally are open from 7:30 a.m. to 9:00 p.m. six days a week and 9:00 a.m. to 9:00 p.m. on Sundays and most holidays to meet the needs of our DIY and DIFM customers. We continue to increase the number of our stores which remain open until midnight or in some cases 24 hours per day.

Commercial Sales

In addition to the in-store customer service provided to our DIY customers, we also maintain a commercial sales team dedicated to the development of our commercial business and the support of our DIFM customers. Since 1996, we have aggressively expanded our sales to DIFM customers through our commercial delivery program. Sales to DIFM customers represented approximately 23% of our AAP sales in 2006 and consisted of sales to both walk-in commercial customers and sales delivered to our commercial customers’ place of business, including independent garages, service stations and auto dealers. At December 30, 2006, we had 2,439 AAP stores with commercial delivery programs, or 81% of total AAP stores.

A vice president has the responsibility of the strategic growth of the commercial program through the development of commercial programs and commercial marketing and merchandising initiatives with the continued focus on getting our DIFM customers to use us as their “first call” supplier. Additionally, each of our four area senior vice presidents has a director of commercial sales that concentrates solely on strategic and tactical commercial sales growth opportunities. Each director leads four to five area commercial sales managers. Division commercial sales managers report directly to our area commercial sales managers and, similar to our retail division managers, they are directly responsible for commercial sales and operations in each division. We also target DIFM customers through our commercial marketing efforts in all our retail stores, including those that do not offer a delivery service.

Total AAP Stores

Our 2,995 AAP stores were located in the following states and territories at December 30, 2006:

Location	Number of Stores	Location	Number of Stores	Location	Number of Stores

Alabama	114	Maryland	72	Oklahoma	18
Arkansas	35	Massachusetts	46	Pennsylvania	153
California	1	Michigan	71	Puerto Rico	34
Colorado	33	Minnesota	16	Rhode Island	6
Connecticut	30	Mississippi	54	South Carolina	119
Delaware	5	Missouri	39	South Dakota	7
Florida	441	Nebraska	18	Tennessee	142
Georgia	213	New Hampshire	9	Texas	125
Illinois	73	New Mexico	1	Vermont	7
Iowa	26	New Jersey	44	Virgin Islands	2
Indiana	90	New York	111	Virginia	163
Kansas	26	North Carolina	213	West Virginia	64
Kentucky	86	North Dakota	4	Wisconsin	43
Louisiana	58	Ohio	170	Wyoming	2
Maine	11

The following table sets forth information concerning increases in the total number of our AAP stores during the past five years:

	2006	2005		2004	2003	2002
Beginning Stores	2,810	2,652		2,539	2,435	2,484
New Stores (1)	190	169		125	125	110	(3)
Stores Closed	(5)	(11)		(12)	(21)	(159)	(4)
Ending Stores	2,995	2,810	(2)	2,652	2,539	2,435

(1)	Does not include stores that opened as relocations of previously existing stores within the same general market area or substantial renovations of stores.
(2)	Includes 2 and 7 stores not operating at December 30, 2006 and December 31, 2005, respectively, primarily due to hurricane damage.
(3)	Includes 57 stores acquired during the third and fourth quarters of fiscal 2002 as a result of our Trak Auto Parts acquisition.
(4)	Includes 133 stores closed as a result of our integration of the Discount operations.

Store Systems

Our store based information systems, which are designed to improve the efficiency of our operations and enhance customer service, are comprised of proprietary point-of-sale, or POS, electronic parts catalog, or EPC, store-level inventory management and standard operating procedure, or SOP, systems. Additionally, we support our store-level operations with a proprietary labor scheduling system known as management planning and training, or MPT. These systems are tightly integrated and together provide real-time, comprehensive information to store and merchandising personnel, resulting in improved customer service levels, team member productivity and in-stock availability.

Point-of-Sale. Our POS system, or APAL, is in all of our stores operating under the “Advance Auto Parts”, "Advance Discount Auto Parts” and “Western Auto” trade names. Information maintained by APAL is used to formulate pricing, marketing and merchandising strategies and to replenish inventory accurately and rapidly. APAL is designed to improve customer checkout time and decrease the time required to train newly hired team members. In addition, APAL provides additional customer purchase history, which may be used for customer demographic analysis.

Electronic Parts Catalog. Our enhanced EPC system, which is fully integrated with APAL, is a software system that enables our store team members to identify millions of application uses for automotive parts and accessories. The EPC system enables store team members to assist our customers in their parts selection and ordering based on year, make, model and engine type of their vehicles. Our centrally based EPC data management system enables us to reduce the time needed to exchange data with our vendors and ultimately catalog and deliver updated, accurate product information. If a hard-to-find part or accessory is not available at one of our stores, the EPC system can determine whether the part is carried and in-stock through our PDQ® system. Available parts and accessories are then ordered electronically from another store, LAW, PDQ® or Master PDQ® with immediate confirmation of price, availability and estimated delivery time.

Our EPC system also contains enhanced search engines and user-friendly navigation tools that enhance our team members’ ability to look up any needed parts as well as additional products the customer needs to complete their automotive repair project. While we believe this generally leads to an increase in average sales per transaction, we believe these components will enhance our customers’ shopping experience with us and help them accurately complete the repair job the first time, saving them time and money. Additionally, information about a customer's automobile can be entered into a permanent customer database that can be accessed immediately whenever the customer visits or telephones one of our stores.

Store-Level Inventory Management System. Our store-level inventory management system provides real-time inventory tracking at the store level. With the store-level system, store team members can check the quantity of on-hand inventory for any SKU, adjust stock levels for select items for store specific events, automatically process returns and defective merchandise, designate SKUs for cycle counts and track merchandise transfers. Our stores use radio frequency hand-held devices to help ensure the accuracy of our inventory.

Standard Operating Procedures. Our SOP system is a web-based, electronic data management system that allows our team members instant and quick access to any of our standard operating procedures through a comprehensive on-line search function.

Store Support Center

Merchandising

Virtually all of our merchandise is selected and purchased for our stores by team members at our centralized store support center in Roanoke, Virginia. In 2006, we purchased merchandise from over 400 vendors, with no single vendor accounting for more than 6% of purchases. Our purchasing strategy involves negotiating multi-year agreements with certain vendors, which allows us to achieve more favorable terms and pricing.

Our merchandising team is currently led by a group of seven senior professionals, who have an average of 22 years of automotive purchasing experience and 27 years in retail. The merchandising team is skilled in sourcing high quality products globally and maintaining consistent inventory levels. The merchandising team has developed strong vendor relationships in the industry and, in a collaborative effort with our vendor partners, utilizes a highly effective category management process. We believe this process, which develops a customer focused business plan for each merchandise category, improves comparable store sales, gross margin and inventory turns.

Our merchandising strategy is to carry a broad selection of high quality brand name automotive parts and accessories such as Bosch®, Castrol®, STP®, Prestone®, Monroe®, Bendix®, Purolator®, Dayco® and Trico®, which generates DIY customer traffic and also appeals to commercial customers. In addition to these branded products, we stock a wide selection of high quality proprietary products that appeal to value conscious customers. These lines of merchandise include everything from chemical and wash-and-wax products to tools, batteries, parts and interior automotive accessories under the names of Professional’s FavoriteTM, Joe’s GarageTM, Mechanic’s ChoiceTM, Auto XpressTM, AutocraftTM, EnduranceTM and WeareverTM.

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

Supply Chain

Our supply chain consists of centralized inventory management and transportation functions which support a logistics network of distribution centers, PDQ® warehouses and stores. Our inventory management team utilizes a replenishment system, or E-3, to monitor the distribution center, PDQ® warehouse and store inventory levels and order additional product when appropriate while streamlining costs associated with the handling of that product. E-3 utilizes the most up-to-date information from our point-of-sale system as well as inventory movement forecasting based upon history, sales trends by SKU, seasonality and demographic shifts in demand. E-3 combines these factors with service level goals, vendor lead times and cost of inventory assumptions to determine the timing and size of purchase orders. A significant portion of our purchase orders are sent via electronic data interchange, with the remainder being sent by computer generated e-mail or facsimile.

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

We currently operate eight distribution centers. All of these distribution centers are equipped with our distribution management system, or DCMS. Our DCMS provides real-time inventory tracking through the processes of receiving, picking, shipping and replenishing at our distribution centers. The DCMS, integrated with technologically advanced material handling equipment, significantly reduces warehouse and distribution costs, while improving efficiency. This equipment includes carousels, “pick-to light” systems, robotic picking, radio frequency technology, voice technology and automated sorting systems. Through the continued implementation of our supply chain initiatives we expect to further increase the efficient utilization of our distribution capacity. We believe our current capacity will allow us to support in excess of 3,400 stores. Subsequent to December 30, 2006, the Company announced its plan to build a new distribution center in Indiana scheduled to open in mid-2008.

We currently offer over 58,000 SKUs to substantially support all of our retail stores via our 13 stand-alone PDQ® warehouses and/or our eight distribution centers (all of which stock PDQ® items). Stores have visibility to inventory in their respective facilities and can place orders to these facilities, or as an alternative, through an online ordering system to virtually any of the other facilities. Ordered parts are delivered to substantially all stores on a same day or next day basis through our dedicated PDQ® trucking fleet and third party carriers. Store inventories are replenished from our eight distribution centers. In addition, we operate a PDQ® warehouse that stocks over 50,000 incremental SKUs of harder-to-find automotive parts and accessories. This facility is known as the "Master PDQ®" warehouse and utilizes existing PDQ® distribution infrastructure and/or third party arrangements to provide next day service to substantially all of our stores.

Advertising

We have an extensive advertising program designed to communicate our merchandise offerings, product assortment, competitive prices, free services and commitment to customer service. The program is focused on establishing Advance Auto Parts as the solution for a customer's automotive needs. We utilize a mix of media that reinforces our brand image, including television, radio, print, promotional signage and outdoor media, plus our proprietary in-store television network and internet site.

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

Since early 2003, we supported our new advertising campaign, “We’re ready in Advance” throughout all of our media. We believe this advertising campaign differentiates Advance Auto Parts in the customer’s mind by positioning us as both a source for brand name auto parts and accessories at low prices and as a resource for expert advice and useful tips to help customers keep their vehicles running smoothly. The campaign includes creative and compelling television and radio commercials designed to drive sales and build an enduring, positive image of Advance Auto Parts as a special place to shop.

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

AI Segment

We acquired AI in September 2005. The acquisition, which included 61 stores throughout New England and New York, a distribution center and AI’s wholesale distribution business, complements our growing presence in the DIFM market in the Northeast.

AI’s business primarily serves the commercial market from its store locations. In addition, its North American  Sales Division services warehouse distributors and jobbers throughout North America. We believe AI provides a high level of service to its commercial customers by providing quality parts, unsurpassed customer service and efficient parts delivery. As a result of its extensive sourcing network, AI is able to serve its customers in search of replacement parts for both domestic and imported cars and light trucks with a greater focus on imported parts. The vast majority of AI’s product is sold under it proprietary brand. The AI stores offer an average of 9,500 SKUs with access to an additional 14,000 unique SKUs through its logistics network.

At December 30, 2006, we operated 87 stores under the “Autopart International” trade name in the following states throughout the Northeast:

Location	Number of Stores	Location	Number of Stores	Location	Number of Stores

Connecticut	17	New Hampshire	8	Rhode Island	4
Maine	5	New York	19	Vermont	1
Massachusetts	33

The following table sets forth information concerning increases in the total number of our AI stores:

	2006	2005
Beginning Stores	62	-
New Stores	25	62	(1)
Stores Closed	-	-
Ending Stores	87	62

(1)	Of the 62 new stores in 2005, 61 stores were acquired in September 2005 as a result of our AI acquisition.

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

Team Members

At February 26, 2007, we employed 25,489 full-time team members and 18,283 part-time team members. Our workforce consisted of 87% of our team members employed in store-level operations, 9% employed in distribution and 4% employed in our corporate offices. We have never experienced any labor disruption and are not party to any collective bargaining agreements. We believe that our team member relations are good.

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

Competition

Our primary competitors are both national and regional retail chains of automotive parts stores, including AutoZone, Inc., O'Reilly Automotive, Inc., CSK Auto Corporation and The Pep Boys-Manny, Moe & Jack, discount stores and mass merchandisers that carry automotive products, wholesalers or jobber stores, including those associated with national parts distributors or associations, such as NAPA and Carquest, independent operators and automobile dealers that supply parts. We believe that chains of automotive parts stores that, like us, have multiple locations in one or more markets, have competitive advantages in customer service, marketing, inventory selection, purchasing and distribution as compared to independent retailers and jobbers that are not part of a chain or associated with other retailers or jobbers. The principal competitive factors that affect our business include store location, availability, customer service and product offerings, quality and price.

Environmental Matters

We are subject to various federal, state and local laws and governmental regulations relating to the operation of our business, including those governing recycling of batteries and used lubricants, and regarding ownership and operation of real property. We handle hazardous materials as part of our operations, and our customers may also use hazardous materials on our properties or bring hazardous materials or used oil onto our properties. We currently provide collection and recycling programs for used automotive batteries and used lubricants at all of our stores as a service to our customers. Pursuant to agreements with third party vendors, used batteries and lubricants are collected by our team members, deposited into vendor supplied containers or pallets and stored by us until collected by the third party vendors for recycling or proper disposal. Persons who arrange for the disposal, treatment or other handling of hazardous or toxic substances may be liable for the costs of removal or remediation at any affected disposal, treatment or other site affected by such substances.

We own and lease real property. Under various environmental laws and regulations, a current or previous owner or operator of real property may be liable for the cost of removal or remediation of hazardous or toxic substances on, under or in such property. These laws often impose joint and several liability and may be imposed without regard to whether the owner or operator knew of, or was responsible for, the release of such hazardous or toxic substances. Other environmental laws and common law principles also could be used to impose liability for releases of hazardous materials into the environment or work place, and third parties may seek recovery from owners or operators of real properties for personal injury or property damage associated with exposure to released hazardous substances. From time to time, we receive notices from the Environmental Protection Agency and state environmental authorities indicating that there may be contamination on properties we own, lease or operate or may have owned, leased or operated in the past or on adjacent properties for which we may be responsible. Compliance with these laws and regulations has not had a material impact on our operations to date.

Growth Strategy

Our growth strategies consist of the following:

Increase Our Average Sales per Store. In 2006, our average sales per AAP store reached an industry leading level of $1.55 million per store. We plan to continue increasing our average sales per store by, among other things: (1) improving store execution with a focus on customer service; (2) execution of our category management program; (3) continued maturation of our sales initiatives for our DIY customers including local purchase ordering, factory direct ordering, salvage body parts and our custom mix (store specific merchandise assortment); (4) the implementation of our 2010 store remodeling program, with now more than 65% of our chain remodeled and targeting a total of 150 AAP stores to be remodeled annually; (5) consistent growth and execution of our commercial program, including optimization of delivery vehicles; (6) enhanced merchandising and marketing programs and (7) focus on making our supply chain more responsive.

Expand Our Operating Margin.  In addition to driving operating margin expansion through increased average sales per store and continued comparable store sales growth, we will continue to focus on increasing margins by: (1) improving our purchasing efficiencies with vendors; (2) utilizing our supply chain infrastructure and existing distribution network to optimize our inventory mix and maximize distribution capacity; (3) controlling our operating expenses, including an examination of both corporate and store-level and (4) continuing to implement our category management and custom mix initiatives and increase direct importing, including the expansion of our private label and proprietary brands in our AAP stores.

Increase Free Cash Flow. We have generated free cash flow over the last five years. Our strategy is to invest back into our business to drive further progress towards our four financial goals. We look to deploy additional cash in the most optimal way to increase shareholder value, which has included stock repurchases and selective acquisitions and more recently cash dividends.

Increase Return on Invested Capital.  We believe we can increase our return on invested capital by increasing our average sales per store and our margins. We believe we can also increase our return on invested capital by leveraging our supply chain initiatives to increase sales faster than inventory growth, implementing a lower cost store remodel program and selectively expanding our store base primarily in existing markets. Based on our experience, such in-market openings provide higher returns on our invested capital by enabling us to leverage our distribution infrastructure, marketing expenditures and local management resources. We intend to open 200 to 210 AAP and AI stores primarily in existing markets in 2007.

Industry

The United States automotive aftermarket industry is generally grouped into two major categories: DIY and DIFM. According to the Automotive Aftermarket Industry Association, or AAIA, the DIY category represents an approximate $35 billion market with sales to consumers who maintain and repair vehicles themselves. Per the AAIA, the DIFM category represents an approximate $75 billion market with sales to professional installers, such as independent garages, service stations and auto dealers. DIFM parts and services are typically offered to vehicle owners who are less inclined to repair their vehicles themselves. The DIFM category includes an approximate $36 billion market which includes dealer purchases directly from the original equipment manufacturers.

We believe the United States automotive aftermarket industry will benefit from several favorable trends, including the:

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

•	general economic conditions and conditions in our local markets, which could reduce our sales;
•	the competitive environment in the automotive aftermarket parts and accessories retail sector that may force us to reduce prices beyond our normal control or increase promotional spending;
•	changes in the automotive aftermarket parts manufacturing industry, such as consolidation, which may disrupt or sever one or more of our vendor relationships;
•	our ability to anticipate and meet changes in consumer preferences for automotive products, accessories and services in a timely manner; and
•	our continued ability to hire and retain qualified personnel, which depends in part on the types of recruiting, training, compensation and benefit programs we adopt or maintain.

We will not be able to expand our business if our growth strategy is not successful, which could negatively impact our financial results.

We have increased our store count significantly from 1,567 stores at the end of 1998 to 3,082 stores at December 30, 2006. We intend to continue to expand our base of stores as part of our growth strategy, primarily by opening new stores. There can be no assurance that the implementation of this strategy will be successful. The actual number of new stores to be opened and their success will depend on a number of factors, including, among other things:

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

If overall demand for products sold by our stores slows, our business, financial condition and results of operations will suffer.

Overall demand for products sold by our stores depends on many factors and may slow for any number of reasons, including:

•	the weather, as vehicle maintenance may be deferred during periods of unfavorable weather;
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

Our success depends to a significant extent on the continued services and experience of our many team members. At February 26, 2007, we employed 43,772 team members. We cannot assure you that we will be able to retain our current qualified team members as well as attract and retain additional qualified team members that may be needed in the future. Our ability to maintain an adequate number of qualified team members is highly dependent on an attractive and competitive compensation and benefits package. If we fail to maintain such a package, our customer service and execution levels could suffer by reason of a declining quality of our workforce, which could adversely affect our financial condition and results of operations.

If we are unable to compete successfully against other companies in the automotive aftermarket industry, we could lose customers and our revenues may decline.

The sale of automotive parts, accessories and maintenance items is highly competitive in many ways, including location, price, name recognition and customer service. We compete in both the DIY and DIFM categories of the automotive aftermarket industry, and primarily with national and regional retail automotive parts chains, discount stores and mass merchandisers that carry automotive products, wholesalers or jobber stores, independent operators and automobile dealers that supply parts. These competitors and the level of competition vary by market. Some of our competitors may possess advantages over us in certain markets we share, including a greater amount of marketing activities, a larger number of stores, longer operating histories, greater name recognition or larger and more established customer bases. Our response to these competitive disadvantages may require us to reduce our prices beyond our normal control or increase our promotional spending, which would lower revenue and profitability. Competitive disadvantages may also prevent us from introducing new product lines or require us to discontinue current product offerings or change some of our current operating strategies. If we do not have the resources or expertise or otherwise fail to develop successful strategies to address these competitive disadvantages, we could lose customers and our revenues may decline.

Disruptions in our relationships with vendors or in our vendors' operations could increase our cost of goods sold.

Our business depends on developing and maintaining close relationships with our vendors and upon the vendors' ability or willingness to sell quality products to us at favorable prices and terms. Many factors outside of our control may harm these relationships and the ability or willingness of these vendors to sell us products on favorable terms. For example, financial or operational difficulties that some of our vendors may face may increase the cost of the products we purchase from them or the ability for us to source product from them. In addition, the trend towards consolidation among automotive parts suppliers may disrupt or end our relationship with some vendors, and could lead to less competition and, consequently, higher prices.

Because we are involved in litigation from time to time, and are subject to numerous laws and governmental regulations, we could incur substantial judgments, fines, legal fees and other costs.

We are sometimes the subject of complaints or litigation from customers, employees or other third parties for various actions. From time to time, we are involved in litigation involving claims related to, among other things, breach of contract, tortious conduct, employment discrimination, asbestos exposure, real estate matters and product defects. The damages sought against us in some of these litigation proceedings are substantial. Although we maintain liability insurance for some litigation claims, if one or more of the claims greatly exceeds our coverage limits or our insurance policies do not cover a claim, it could have a material adverse affect on our business and operating results.

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

Risks Relating to Our Financial Condition

The covenants governing our revolving credit facility impose restrictions on us.

The terms of our revolving credit facility impose operating and financial restrictions on us and our subsidiaries and require us to meet certain financial tests. These restrictions may also have a negative impact on our business, financial condition and results of operations by significantly limiting or prohibiting us from engaging in certain transactions, including:

•	incurring or guaranteeing additional indebtedness;
•	making capital expenditures and other investments;
•	incurring liens on our assets and engaging in sale-leaseback transactions;
•	issuing or selling capital stock of our subsidiaries;
•	transferring or selling assets currently held by us;
•	engaging in transactions with affiliates;
•	entering into any agreements that restrict dividends from our subsidiaries; and
•	engaging in mergers or acquisitions.

The failure to comply with any of these covenants would cause a default under our revolving credit facility. Furthermore, our revolving credit facility contains certain financial covenants, including a maximum leverage ratio and a minimum coverage ratio, which, if not maintained by us, will cause us to be in default under our revolving credit facility. Any of these defaults, if not waived, could result in the acceleration of all of our debt, in which case the debt would become immediately due and payable. If this occurs, we may not be able to repay our debt or borrow sufficient funds to refinance it. Even if new financing were available, it may be on terms that are less favorable or otherwise not acceptable to us.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The following table sets forth certain information relating to our distribution and other principal facilities:

Facility	Opening Date	Area Served	Size (Sq. ft.)(1)	Nature of Occupancy

Main Distribution Centers:
Roanoke, Virginia	1988	Mid-Atlantic	433,681	Leased
Lehigh, Pennsylvania	2004	Northeast	635,487	Owned
Lakeland, Florida	1982	Florida	552,796	Owned
Gastonia, North Carolina	1969	South	634,472	Owned
Gallman, Mississippi	2001	South	388,168	Owned
Salina, Kansas	1971	West, Midwest	413,500	Owned
Delaware, Ohio	1972	Northeast	480,100	Owned
Thomson, Georgia	1999	Southeast	374,400	Owned

Master PDQ® Warehouse:
Andersonville, Tennessee	1998	All	115,019	Leased

PDQ® Warehouses:
Youngwood, Pennsylvania	1999	East	39,878	Leased
Riverside, Missouri	1999	West	43,912	Leased
Guilderland Center, New York	1999	Northeast	40,950	Leased
Temple, Texas	1999	Southwest	61,343	Leased
Altamonte Springs, Florida	1996	Central Florida	10,000	Owned
Jacksonville, Florida	1997	Northern Florida and Southern	12,712	Owned
		Georgia
Tampa, Florida	1997	West Central Florida	10,000	Owned
Hialeah, Florida	1997	South Florida	12,500	Owned
West Palm Beach, Florida	1998	Southeast Florida	13,300	Leased
Mobile, Alabama	1998	Alabama and Mississippi	10,000	Owned
Atlanta, Georgia	1999	Georgia and South Carolina	16,786	Leased
Tallahassee, Florida	1999	South Georgia and Northwest	10,000	Owned
		Florida
Fort Myers, Florida	1999	Southwest Florida	14,330	Owned

Corporate/Administrative Offices:
Roanoke, Virginia	1995	All	49,000	Leased
Roanoke, Virginia	2002	All	144,000	Leased

AI Properties:
Sharon, Massachusetts	1974	AI corporate office	20,000	Leased
Norton, Massachusetts(2)	2006	AI corporate office	30,000	Leased
Sharon, Massachusetts	1974	New England, New York - AI	102,644	Leased
Foxboro, Massachusetts	2004	New England, New York - AI	84,875	Leased
Norton, Massachusetts(2)	2006	New England, New York - AI	317,500	Leased

(1)	Square footage amounts exclude adjacent office space.
(2)
This facility began servicing AI stores in January 2007. This facility will replace the two existing AI distribution centers. The AI corporate offices will relocate to office space within the Norton distribution center in 2007.

At December 30, 2006, we owned 588 of our stores and leased 2,494 stores. The expiration dates, including the exercise of renewal options, of the store leases are summarized as follows:

Years	AAP Stores	AI Stores	Total
2006-2007	25	8	33
2008-2012	173	37	210
2013-2017	602	28	630
2018-2027	924	14	938
2028-2037	554	-	554
2038-2051	129	-	129
	2,407	87	2,494

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

	High	Low
Fiscal Year Ended December 30, 2006
Fourth Quarter	$38.58	$34.01
Third Quarter	$35.31	$27.65
Second Quarter	$42.30	$28.40
First Quarter	$45.50	$38.35
Fiscal Year Ended December 31, 2005
Fourth Quarter	$44.88	$35.40
Third Quarter	$47.73	$37.45
Second Quarter	$44.17	$34.10
First Quarter	$35.10	$28.13

The closing price of our common stock on February 26, 2007 was $38.73. The table gives effect to our three-for-two stock split effectuated in the form of a 50% stock dividend distributed on September 23, 2005, as trading began on a post-split basis on September 26, 2005. At February 26, 2007, there were 420 holders of record of our common stock.

On February 15, 2006, our Board of Directors declared a quarterly cash dividend, the first in our history. The $0.06 per share quarterly cash dividend has been declared in each quarter of fiscal 2006. Any payments of dividends in the future will be at the discretion of our Board of Directors and will depend upon our results of operations, earnings, capital requirements and other factors deemed relevant by our Board of Directors.

Equity Compensation Plan Information

The following table sets forth our shares authorized for issuance under our equity compensation plans at December 30, 2006.

	Number of shares to be issued upon exercise of outstanding options, warrants, and rights (1)	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans(1)(2)

Equity compensation plans
approved by stockholders	7,269	$29.31	4,565

Equity compensation plans
not approved by stockholders	-	-	-
Total	7,269	$29.31	4,565

(1)	Number of shares presented is in thousands.
(2)	Excludes shares reflected in the first column.

Stock Price Performance

The following graph shows a comparison of our cumulative total return on our common stock, Standard & Poor’s 500 Index and the Standard & Poor’s 500 Specialty Retail Index. The graph assumes that the value of an investment in our common stock and in each such index was $100 on December 29, 2001, and that any dividends have been reinvested. The comparison in the graph below is based solely on historical data and is not intended to forecast the possible future performance of our common stock.

COMPARISON OF CUMULATIVE TOTAL RETURN AMONG
ADVANCE AUTO PARTS, INC., S&P 500 INDEX
AND S&P 500 SPECIALTY INDEX

Company / Index	Dec 29 2001	Dec 28 2002	Jan 3 2004	Jan 1 2005	Dec 31 2005	Dec 30 2006
ADVANCE AUTO PARTS, INC.	$100	$104.44	$173.05	$185.67	$277.11	$228.22
S&P 500 INDEX	$100	$76.65	$98.83	$109.92	$115.32	$133.53
S&P 500 SPECIALTY RETAIL INDEX	$100	$64.84	$94.06	$107.82	$110.90	$118.26

Item 6. Selected Consolidated Financial Data.

The following table sets forth our selected historical consolidated statement of operations, balance sheet and other operating data. The selected historical consolidated financial and other data at December 30, 2006 and December 31, 2005 and for the three years ended December 30, 2006 have been derived from our audited consolidated financial statements and the related notes included elsewhere in this report. The historical consolidated financial and other data at January 1, 2005, January 3, 2004 and December 28, 2002 and for the years ended January 3, 2004 and December 28, 2002 have been derived from our audited consolidated financial statements and the related notes that have not been included in this report. You should read this data along with "Management's Discussion and Analysis of Financial

Condition and Results of Operations," and our consolidated financial statements and the related notes included elsewhere in this report.

	Fiscal Year (1)(2)

	2006	2005	2004	2003	2002
	(in thousands, except per share data)

Statement of Operations Data:
Net sales	$4,616,503	$4,264,971	$3,770,297	$3,493,696	$3,204,140
Cost of sales	2,415,339	2,250,493	2,016,926	1,889,178	1,769,733
Gross profit	2,201,164	2,014,478	1,753,371	1,604,518	1,434,407
Selling, general and administrative expenses (3)	1,797,814	1,605,986	1,424,613	1,305,867	1,202,524
Expenses associated with merger related restructuring(4)	-	-	-	-	597
Expenses associated with merger and integration (5)	-	-	-	10,417	34,935
Operating income	403,350	408,492	328,758	288,234	196,351
Interest expense	(35,992)	(32,384)	(20,069)	(37,576)	(77,081)
Gain (loss) on extinguishment of debt	986	-	(3,230)	(47,288)	(16,822)
Expenses associated with secondary offering	-	-	-	-	(1,733)
Other income, net	1,571	2,815	289	341	963
Income from continuing operations before
income taxes and (loss) income on
discontinued operations	369,915	378,923	305,748	203,711	101,678
Income tax expense	138,597	144,198	117,721	78,424	39,530
Income from continuing operations before
(loss) income on discontinued operations	231,318	234,725	188,027	125,287	62,148
Discontinued operations:
(Loss) income from operations of discontinued
Wholesale Distribution Network (including loss on
disposal of $2,693 in 2003)	-	-	(63)	(572)	4,691
(Benefit) provision for income taxes	-	-	(24)	(220)	1,820
(Loss) income on discontinued operations	-	-	(39)	(352)	2,871
Net income	$231,318	$234,725	$187,988	$124,935	$65,019

Per Share Data (6):
Income from continuing operations before
(loss) income on discontinued operations
per basic share	$2.18	$2.17	$1.70	$1.15	$0.59
Income from continuing operations before
(loss) income on discontinued operations
per diluted share	$2.16	$2.13	$1.66	$1.12	$0.57
Net income per basic share	$2.18	$2.17	$1.70	$1.14	$0.62
Net income per diluted share	$2.16	$2.13	$1.66	$1.11	$0.60
Cash dividends declared per basic share	$0.24	$-	$-	$-	$-
Weighted average basic shares outstanding	106,129	108,318	110,846	109,499	105,147
Weighted average diluted shares outstanding	107,124	109,987	113,222	112,115	108,564

Cash flows provided by (used in):

Operating activities	$333,604	$321,632	$260,397	$355,921	$242,996
Investing activities	(258,642)	(302,780)	(166,822)	(85,474)	(78,005)
Financing activities	(104,617)	(34,390)	(48,741)	(272,845)	(169,223)

	Fiscal Year (1)(2)

	2006	2005	2004	2003	2002
	(in thousands, except per share data and ratios)
Balance Sheet and Other Financial Data:

Cash and cash equivalents	$11,128	$40,783	$56,321	$11,487	$13,885
Inventory	$1,463,340	$1,367,099	$1,201,450	$1,113,781	$1,048,803
Inventory turnover(7)	1.71	1.75	1.74	1.72	1.75
Inventory per store(8)	$475	$476	$453	$439	$429
Accounts payable to inventory ratio(9)	53.2%	54.8%	53.7%	51.0%	44.9%
Net working capital(10)	$498,553	$406,476	$416,302	$372,509	$462,896
Capital expenditures	$258,586	$216,214	$179,766	$101,177	$98,186
Total assets	$2,682,681	$2,542,149	$2,201,962	$1,983,071	$1,965,225
Total debt	$477,240	$438,800	$470,000	$445,000	$735,522
Total net debt(11)	$500,318	$448,187	$433,863	$464,598	$722,506
Total stockholders' equity	$1,030,854	$919,771	$722,315	$631,244	$468,356

Selected Store Data:

Comparable store sales growth (12)	2.1%	8.7%	6.1%	3.1%	5.5%
Number of stores at beginning of year	2,872	2,652	2,539	2,435	2,484
New stores	215	231	125	125	110
Closed stores(13)	(5)	(11)	(12)	(21)	(159)
Number of stores, end of period	3,082	2,872	2,652	2,539	2,435
Relocated stores	47	54	34	32	39
Stores with commercial delivery program, end of period	2,526	2,254	1,945	1,625	1,411
Total commercial sales, as a percentage of total sales	25.0%	21.8%	18.4%	15.8%	15.0%
Total store square footage, end of period(14)	22,235	20,899	19,734	18,875	18,108
Average net sales per store(15)	$1,552	$1,551	$1,453	$1,379	$1,303
Average net sales per square foot (16)	$209	$208	$195	$186	$174

(1)	Our fiscal year consists of 52 or 53 weeks ending on the Saturday nearest to December 31. All fiscal years presented are 52 weeks, with the exception of 2003, which consists of 53 weeks.
(2)	The statement of operations data for each of the years presented reflects the operating results of the wholesale distribution segment as discontinued operations.
(3)	Selling, general and administrative expenses exclude certain charges disclosed separately and discussed in notes (4) and (5) below.
(4)	Represents expenses related primarily to lease costs associated with 27 Advance Auto Parts stores identified to be closed at December 29, 2001 as a result of the Discount acquisition.
(5)	Represents certain expenses related to, among other things, overlapping administrative functions and store conversions as a result of the Discount acquisition.
(6)	Basic and diluted shares outstanding for each of the years presented gives effect to a 3-for-2 stock split effectuated by us in the form of a 50% stock dividend distributed on September 23, 2005 and a 2-for-1 stock split effectuated by us in the form of a 100% stock dividend distributed on January 2, 2004.
(7)
Inventory turnover is calculated as cost of sales divided by the average of beginning and ending inventories. The fiscal 2003 cost of sales excludes the effect of the 53rd week in the amount of $34.3 million.

(8)	Inventory per store is calculated as ending inventory divided by ending store count. For fiscal 2003, ending inventory used in this calculation excludes certain inventory related to the wholesale distribution segment. The wholesales distribution segment, which was discontinued in fiscal 2003, consisted of independently owned and operated dealer locations, for which the Company supplied merchandise inventory.
(9)
Accounts payable to inventory ratio is calculated as ending accounts payable divided by ending inventory. Beginning in fiscal 2004, as a result of our new vendor financing program, we aggregate financed vendor accounts payable with accounts payable to calculate our accounts payable to inventory ratio.

(10)	Net working capital is calculated by subtracting current liabilities from current assets.
(11)	Net debt includes total debt and bank overdrafts, less cash and cash equivalents.
(12)	Comparable store sales is calculated based on the change in net sales starting once a store has been open for 13 complete accounting periods (each period represents four weeks). Relocations are included in comparable store sales from the original date of opening. We do not include net sales from the 37 Western Auto retail stores in our comparable store calculation as a result of their unique product offerings, including automotive service and tires. We also exclude the net sales from the AI stores from our comparable store sales. In 2003, the comparable store sales calculation included sales from our 53rd week compared to our first week of operation in 2003 (the comparable calendar week). In 2004, as a result of the 53rd week in 2003, the comparable store sales calculation excluded week one of sales from 2003.

(13)	Closed stores in 2002 include 133 stores closed as part of the integration of the Discount operations.
(14)	Total store square footage excludes the square footage of the stores in the AI segment.
(15)
Average net sales per store is calculated as net sales divided by the average of beginning and ending number of stores for the respective period. The fiscal 2006 and 2005 calculation excludes the net sales and stores from the AI segment. The fiscal 2003 net sales exclude the effect of the 53rd week in the amount of $63.0 million.

(16)
Average net sales per square foot is calculated as net sales divided by the average of the beginning and ending total store square footage for the respective period. The fiscal 2006 and 2005 calculation excludes the net sales and square footage from the AI segment. The fiscal 2003 net sales exclude the effect of the 53rd week in the amount of $63.0 million.

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

Our fiscal year ends on the Saturday nearest December 31 of each year, which results in an extra week every six years (our next 53-week fiscal year is 2009). Our first quarter consists of 16 weeks, and the other three quarters consist of 12 weeks.

Introduction

We primarily operate within the United States automotive aftermarket industry, which includes replacement parts (excluding tires), accessories, maintenance items, batteries and automotive chemicals for cars and light trucks (pickup trucks, vans, minivans and sport utility vehicles). We currently are the second largest specialty retailer of automotive parts, accessories and maintenance items to “do-it-yourself,” or DIY, customers in the United States, based on store count and sales. At December 30, 2006, we operated 3,082 stores throughout 40 states.

We operate in two reportable segments: Advance Auto Parts, or AAP, and Autopart International, or AI. The AAP segment is comprised of our store operations within the United States, Puerto Rico and the Virgin Islands which operate under the trade names “Advance Auto Parts,” “Discount Advance Auto Parts” and “Western Auto.” At December 30, 2006, we operated 2,995 stores in the AAP segment, of which 2,958 stores operated under the trade names “Advance Auto Parts” and “Discount Advance Auto Parts” throughout 40 states in the Northeastern, Southeastern and Midwestern regions of the United States. These stores offer automotive replacement parts, accessories and maintenance items, with no significant concentration in any specific product area. In addition, we operated 37 stores under the “Western Auto” and “Advance Auto Parts” trade names, located primarily in Puerto Rico and the Virgin Islands. The Western Auto stores offer automotive tires and service in addition to automotive parts, accessories and maintenance items.

At December 30, 2006, we operated 87 stores in the AI segment under the “Autopart International” trade name. We acquired AI in September 2005, and AI operates as an independent, wholly-owned subsidiary. AI’s business primarily serves the commercial market from its store locations. In addition, its North American Sales Division services warehouse distributors and jobbers throughout North America.

The following table sets forth the total number of new, closed and relocated stores and stores with commercial delivery programs during fiscal 2006, 2005 and 2004. We lease approximately 80% of our stores.

AAP
	Fiscal Year
	2006	2005	2004
Number of stores at beginning of year	2,810	2,652	2,539
New stores	190	169	125
Closed stores	(5)	(11)	(12)
Number of stores, end of period(a)	2,995	2,810	2,652
Relocated stores	47	54	34
Stores with commercial delivery programs	2,439	2,192	1,945

AI
	Fiscal Year
	2006	2005
Number of stores at beginning of year	62	-
New stores(b)	25	62
Closed stores	-	-
Number of stores, end of period	87	62
Relocated stores	-	-
Stores with commercial delivery programs	87	62

(a)	Includes 2 and 7 stores not operating at December 30, 2006 and December 31, 2005, respectively, primarily due to hurricane damage.
(b)	Of the 62 new stores in 2005, 61 stores were acquired in September 2005 as a result of our AI acquisition.

We anticipate adding approximately 200 to 210 AAP and AI stores during 2007.

Management Overview

We recorded earnings per diluted share of $2.16 in fiscal 2006 compared to $2.13 for fiscal 2005. These results were primarily driven by increased sales and higher gross margin dollars offset by an increase in certain fixed operating expenses. Although sales did not meet our expectation for 2006, our average sales per store did reach the industry leading level of $1.55 million per store. Additionally, our operating results for fiscal 2006 include the recognition of $0.11 of share-based compensation expense per diluted share required by the adoption of Statement of Financial Accounting Standard, or SFAS, No. 123 (revised 2004), "Share-Based Payment," or SFAS No. 123R, on January 1, 2006.

We believe the macroeconomic environment negatively impacted our business throughout much of 2006 and resulted in weakening trends in our 2006 results compared to 2005. We believe our customers have been adversely impacted by rising energy prices, higher insurance and interest rates, and larger required minimum payments on their credit card balances, which limit their current ability to spend.

We have established a high priority of examining our operating expenses, including both corporate and store-level, in light of our sales trends. We believe we can continue to be more efficient in our corporate-level expenses by optimizing a number of job functions, examining discretionary expenses and re-evaluating all third party service providers. Second, we continue to examine our non-sales activities in our stores and the impact of those activities on our operating expenses due to the exponential impact that small changes can have on a large chain of stores such as rolling out energy-management systems to a significant number of our stores. In addition, we are evaluating a number of administrative procedures performed by our store team members in an effort to better optimize their time.

We believe our 2006 results do reflect the progress made on the following key initiatives that focus specifically on driving higher sales per store:

•	Improving store execution with a focus on customer service;

•	Continued execution of our category management program, including direct importing;
•	Continued implementation of our 2010 store remodeling program at a more selective pace now that more than 65% of our chain has been remodeled;
•	Our focus on making our supply chain more responsive and improving our in-stock position;
•	Consistent growth and execution of our commercial program, including the optimization of delivery vehicles;
•	Our focus on recruiting, training and retaining high-performing team members, especially those who are ASE certified and/or bilingual; and
•	Enhanced merchandising and marketing programs.

Additionally, we believe the factors that favorably impact our industry continue to remain strong. Customers can only defer necessary maintenance on their automobiles for so long, and we continue to educate customers about the value of performing certain types of maintenance and enhancements. Government data recently revealed that consumers are driving their automobiles more, which leads to a greater need for maintenance. The growing population of light trucks and sport utility vehicles are also beginning to hit the average age where we believe they will need certain repairs, including overall more expensive, replacement parts.

We believe the combination of these favorable industry dynamics along with the continued execution of our key business initiatives along with our more recent effort to examine operating expenses will allow us to achieve each of the following goals:

1.	Raising average sales per store;
2.	Expanding operating margin;
3.	Increasing free cash flow; and
4.	Increasing return on invested capital.

The following table highlights certain consolidated operating results and key metrics for 2006, 2005 and 2004:

	Fiscal Year
	2006	2005	2004

Total net sales (in thousands)	$4,616,503	$4,264,971	$3,770,297
Total commercial net sales (in thousands)	$1,155,953	$931,320	$693,449
Comparable store net sales growth	2.1%	8.7%	6.1%
DIY comparable store net sales growth	(0.3)%	4.8%	2.8%
DIFM comparable store net sales growth	10.8%	25.2%	22.9%
Average net sales per store (in thousands)	$1,552	$1,551	$1,453
Inventory per store (in thousands)	$475	$476	$453
Selling, general and administrative expenses
per store (in thousands)	$583	$559	$537
Inventory turnover	1.71	1.75	1.74
Gross margin	47.7%	47.2%	46.5%
Operating margin	8.7%	9.6%	8.7%

Note: These metrics should be reviewed along with the footnotes to the table setting forth our selected store data in Item 6 “Selected Financial Data” located elsewhere in this report. The footnotes contain descriptions regarding the calculation of these metrics.

Key 2006 Milestones

The following key milestones occurred during 2006:

•	We opened our 3,000th store;
•	In the AAP segment, we surpassed the $1 billion mark in commercial sales;

•	We completed the refinancing of our previous secured credit facility to an unsecured revolving credit facility; and
•	On February 15, 2006, our Board of Directors declared a quarterly cash dividend, the first in our history.

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

Stock Repurchase Program

During fiscal 2006, we repurchased 3.7 million shares of common stock at an aggregate cost of $136.6 million, or an average price of $37.12 per share, excluding related expenses. Our stock repurchase program, as authorized by our Board of Directors in fiscal 2005, authorizes us to repurchase up to $300 million of our common stock plus related expenses. The program allows us to repurchase our common stock on the open market or in privately negotiated transactions from time to time in accordance with the requirements of the Securities and Exchange Commission. As of December 30, 2006, we had $104.0 million, excluding related expenses, remaining for future stock repurchases under the stock repurchase program.

Commercial Program

As indicated in the preceding operating results table, our commercial program produced solid revenues in our AAP stores during fiscal 2006. We attribute this performance to the execution of our commercial plan, which consists of:

•	Targeting commercial customers with a hard parts focus;
•	Targeting commercial customers who need access to a wide selection of inventory;
•	Moving inventory closer to our commercial customers to ensure quicker deliveries;
•	Growing our market share of the commercial market through internal growth and selected acquisitions;
•	Providing trained parts experts to assist commercial customers’ merchandise selections;
•	Shifting commercial delivery vehicles or other commercial resources to store locations where they can be most productive; and
•	Providing credit solutions to our commercial customers through our commercial credit program.

Commercial sales represented approximately 25% of our consolidated total sales for the fiscal year compared to almost 22% in fiscal 2005, including AI. At December 30, 2006, we operated commercial programs in 82% of our stores, including the 87 AI stores, up from approximately 78% at the end of the prior fiscal year. We continued to approach our goal of operating commercial programs in approximately 85% of our AAP store base. Due to AI’s sole focus on the commercial business, virtually all of their sales are to commercial customers.

We believe we have the opportunity to grow our commercial business for the foreseeable future through the continued execution of our commercial plan and growth in our commercial programs. We believe the acquisition of AI supplements our commercial growth due to AI’s established delivery programs and knowledge of the commercial industry, particularly for foreign makes and models of vehicles.

Share-Based Payments

On January 1, 2006, we adopted the provisions of SFAS No. 123R. SFAS No. 123R replaces SFAS No. 123 and supersedes APB Opinion No. 25 and subsequently issued stock option related guidance. We elected to use the modified-prospective method of implementation. Under this transition method, share-based compensation expense for fiscal year ended 2006 included compensation expense for all share-based awards granted subsequent to January 1, 2006 based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R, and compensation expense for all share-based awards granted prior to but unvested as of January 1, 2006 based on the grant-date fair value estimated in accordance with original provisions of SFAS No. 123.

We use the Black-Scholes option-pricing model to value all options and straight-line method to amortize this fair value as compensation cost over the requisite service period. Total share-based compensation expense included in selling, general and administrative expenses in our statements of operations for the fiscal years ended 2006 was $19.1 million. The related income tax benefit was $7.1 million. We recognized $0.4 and $0.5 million of share-based compensation expense in accordance with APB No. 25 for the fiscal years ended December 31, 2005 and January 1, 2005. On a pro forma basis, share-based compensation was $0.09 and $0.05 per diluted share for the fiscal years ended December 31, 2005 and January 1, 2005, respectively. In accordance with the modified-prospective transition method of SFAS No. 123R, we have not restated prior periods.

As a result of adopting SFAS No. 123R on January 1, 2006, our earnings before income tax expense and net earnings for the fiscal year ended December 30, 2006, were $18.8 million and $11.7 million lower, respectively, than if we had continued to account for share-based compensation under APB No. 25. The related impact in 2006 to basic and diluted earnings per share is $0.11 for the fiscal year ended December 30, 2006.

As of December 30, 2006, we have $26.3 million of unrecognized compensation expense related to non-vested fixed stock options we expect to recognize over a weighted average period of 1.8 years.

AI Acquisition

The Company finalized the allocation of the purchase price of the assets acquired and liabilities assumed of Autopart International during the third quarter of fiscal 2006. We acquired AI in September 2005. The acquisition, which included 61 stores throughout New England and New York, a distribution center and AI’s wholesale distribution business, complements our growing presence in the Northeast. AI serves the growing commercial market in addition to warehouse distributors and jobbers. The acquisition was accounted for under the purchase method of accounting. Accordingly, AI’s results of operations have been included in our consolidated statement of operations since the acquisition date. The total purchase price of $87.6 million primarily consisted of $74.9 million paid upon closing and an additional $12.5 million of contingent consideration paid in March 2006 based upon AI satisfying certain earnings before interest, taxes, depreciation and amortization targets met through December 31, 2005. The completion of the purchase price allocation resulted in the recognition of $17.6 million in goodwill and $29.0 million of identifiable intangible assets. Furthermore, an additional $12.5 million is contingently payable based upon the achievement of certain synergies through fiscal 2008, which will be reflected in the statement of operations as earned. We recognized additional cost of sales of $3.1 million in fiscal 2006 due to such synergies.

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

For fiscal 2005, we estimated and reflected in earnings $0.1 million of insurance recoveries, net of deductibles, for the fixed costs of all damage. A portion of these recoveries included the settlement with our insurance carrier for the retail value of certain damaged inventory. In fiscal 2006, we lost one store location due to fire and received additional recoveries as we settled additional hurricane claims for damaged inventory at retail value and for damaged capital assets at replacement value. Accordingly, earnings for fiscal 2006 reflected $1.4 million of insurance recoveries, net of deductibles.

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

Vendor Incentives

We receive incentives from vendors as a result of purchasing and promoting their products through a variety of programs, including cooperative advertising allowances, volume rebates and other promotional incentives. We account for vendor incentives in accordance with Emerging Issues Task Force, or EITF, No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.” Many of the incentives are under long-term agreements (terms in excess of one year), while others are negotiated on an annual basis. Cooperative advertising allowances and volume rebates are earned based on inventory purchases and initially recorded as a reduction to inventory. The deferred amounts are included as a reduction to cost of sales as the inventory is sold.

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

Inventory Reserves

We establish reserves for inventory shrink, as an increase to our cost of sales, for our stores and distribution centers based on our extensive and frequent cycle counting program. Our estimates of these shrink reserves depend on the accuracy of the program, which is dependent on compliance rates of our facilities and the execution of the required procedures. We evaluate the accuracy of this program on an ongoing basis and believe it provides reasonable assurance for the established reserves. If estimates regarding our cycle counting program are inaccurate, we may be exposed to losses or gains that could be material.

We have recorded reserves for potentially excess and obsolete inventories based on current inventory levels and historical analysis of product sales and current market conditions. The nature of our inventory is such that the risk of obsolescence is minimal and excess inventory has historically been returned to our vendors for credit. We provide reserves where less than full credit is expected from a vendor or where we anticipate that items will be sold at retail prices that are less than recorded cost. We develop these estimates based on the determination of return privileges with vendors, the level of credit provided by the vendor and management’s estimate of the discounts to recorded cost, if any, required by market conditions. Future changes by vendors in their policies or willingness to accept returns of excess inventory could require us to revise our estimates of required reserves for excess and obsolete inventory and result in a negative impact on our consolidated statement of operations. A 10% difference in actual inventory reserves at December 30, 2006 would have affected net income by approximately $1.9 million.

Warranty Reserves

Our vendors are primarily responsible for warranty claims. We are responsible for merchandise sold under warranty which is not covered by vendor warranties (primarily batteries). We record a reserve for future warranty claims as an increase in our cost of sales based on current sales of the warranted products and historical claim experience. If claims experience differs from historical levels, revisions in our estimates may be required, which could have an impact on our consolidated statement of operations. A 10% change in the warranty reserves at December 30, 2006 would have affected net income by approximately $0.8 million for the fiscal year ended December 30, 2006.

Self-Insured Reserves

We are self-insured for general and automobile liability, workers' compensation and the health care claims of our team members, although we maintain stop-loss coverage with third-party insurers to limit our total liability exposure. A reserve for liabilities associated with these losses is established for claims filed and claims incurred but not yet reported using actuarial methods followed in the insurance industry and our historical claims experience. While we do not expect the amounts ultimately paid to differ significantly from our estimates, our self-insurance reserves and corresponding selling, general and administrative expenses could be affected if future claim experience differs significantly from historical trends and actuarial assumptions. A 10% change in our self-insurance liabilities at December 30, 2006 would have affected net income by approximately $4.4 million for the fiscal year ended December 30, 2006.

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

Impairment of Long-Lived Assets

We primarily invest in property and equipment in connection with the opening and remodeling of stores and in computer software and hardware. We periodically review our store locations and estimate the recoverability of our assets, recording an impairment charge, if necessary, when we decide to close the store or otherwise determine that future undiscounted cash flows associated with those assets will not be sufficient to recover the carrying value. This determination is based on a number of factors, including the store’s historical operating results and cash flows, estimated future sales growth, real estate development in the area and perceived local market conditions that can be difficult to predict and may be subject to change. In addition, we regularly evaluate our computer-related and other long-lived assets and may accelerate depreciation over the revised useful life if the asset is expected to be replaced or has limited future value. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the accounts, and any resulting gain or loss is reflected in income for that period. Our impairment loss calculations require management to apply judgment in estimating future cash flows and asset fair values, including forecasting useful lives of the assets and selecting the discount rate that reflects the risk inherent in future cash flows. If actual results are not consistent with our assumptions and judgments used in estimating future cash flows and asset fair values, we may be exposed to additional impairment losses that could be material to our results of operations.

Tax Reserves

The determination of our income tax liabilities is based upon the tax code, regulations and pronouncements of the taxing jurisdictions in which we do business. Our income tax returns are periodically examined by those jurisdictions. These examinations include, among other things, auditing our filing positions, the timing of deductions and allocation of income among the various jurisdictions. At any particular time, multiple years are subject to examination by various taxing authorities.

In evaluating our income tax positions, we record reserves for potential exposures. These contingency reserves are adjusted in the period actual developments give rise to such change. Those developments could be, but are not limited to; settlement of tax audits, expiration of the statute of limitations, and the evolution of tax code and regulations, along with varying application of tax policy and administration within those jurisdictions.

These contingency reserves contain uncertainties because management is required to make assumptions and apply judgment to estimate exposures associated with our various filing positions. Although management believes that the judgments and estimates are reasonable, actual results could differ and the company may be exposed to gains or losses that could be material. To the extent that actual results differ from our estimates, the effective tax rate in any particular period could be materially affected. Favorable tax developments would be recognized as a reduction in our effective tax rate in the period of resolution. Unfavorable tax developments would require an increase in our effective tax rate and a possible use of cash in the period of resolution.

Share-Based Payments

We have a share-based compensation plan, which includes fixed stock options and deferred stock units, or DSUs. We account for our share-based compensation plans as prescribed by the fair value provisions of SFAS No. 123R. We determine the fair value of our stock options at the date of the grant using the Black-Scholes option-pricing model. The DSUs are awarded at a price equal to the market price of our underlying stock on the date of the grant. The option-pricing model and generally accepted valuation techniques require management to make assumptions and to apply judgment to determine the fair value of our awards. These assumptions and judgments include the expected life of stock options, expected stock price volatility, future employee stock option exercise behaviors and the estimate of stock option forfeitures. We do not believe there is a reasonable likelihood there will be a material change in the future estimates or assumptions we use to determine stock-based compensation expense. However, if actual results are different from these assumptions, the share-based compensation expense reported in our financial statements may not be representative of the actual economic cost of the share-based compensation. In addition, significant changes in these assumptions could materially impact our share-based compensation expense on future awards. A 10% change in our share-based compensation expense for the fiscal year ended December 30, 2006 would have affected net income by approximately $1.2 million for the fiscal year ended December 30, 2006.

Components of Statement of Operations

Net Sales

Net sales consist primarily of comparable store sales and new store net sales. We calculate comparable store sales based on the change in net sales starting once a store has been opened for 13 complete accounting periods. We include relocations in comparable store sales from the original date of opening. We exclude net sales from the 37 Western Auto retail stores from our comparable store sales as a result of their unique product offerings. We also exclude the net sales from the AI stores from our comparable store sales.

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

Consolidated Results of Operations

The following table sets forth certain of our operating data expressed as a percentage of net sales for the periods indicated.

	Fiscal Year Ended
	December 30,	December 31,	January 1,
	2006	2005	2005

Net sales	100.0%	100.0%	100.0%
Cost of sales	52.3	52.8	53.5
Gross profit	47.7	47.2	46.5
Selling, general and administrative expenses	39.0	37.6	37.8
Operating income	8.7	9.6	8.7
Interest expense	(0.8)	(0.7)	(0.5)
Loss on extinguishment of debt	0.0	-	(0.1)
Other income, net	0.1	(0.0)	0.0
Income tax expense	3.0	3.4	3.1
Income from continuing operations before discontinued operations	5.0	5.5	5.0
Discontinued operations:
(Loss) income from operations of discontinued wholesale
distribution network	-	-	(0.0)
(Benefit) provision for income taxes	-	-	(0.0)
(Loss) income on discontinued operations	-	-	(0.0)
Net income	5.0%	5.5%	5.0%

Fiscal 2006 Compared to Fiscal 2005

Net sales for 2006 were $4,616.5 million, an increase of $351.5 million, or 8.2%, over net sales for 2005. The net sales increase was due to an increase in comparable store sales of 2.1%, contributions from the 190 AAP stores opened within the last year and sales from AI. AI, which was acquired in September 2005, produced sales of $111.1 million in 2006 compared to $30.3 million for the partial period in 2005. The comparable store sales increase was driven by an increase in average ticket sales and customer traffic in our DIFM business and an increase in average ticket sales by our DIY customers offset by a decrease in DIY customer count. In addition, we believe our DIFM sales have increased as a result of the continued execution of our commercial plan as discussed previously in the Commercial Program.

Gross profit for 2006 was $2,201.2 million, or 47.7% of net sales, as compared to $2,014.5 million, or 47.2% of net sales, in 2005. The increase in gross profit as a percentage of sales reflects the positive impact of our ongoing category management initiatives, including improved procurement costs and a positive shift in sales mix, and logistics efficiencies.

Selling, general and administrative expenses were $1,797.8 million, or 39.0% of net sales, for 2006, as compared to $1,606.0 million, or 37.6% of net sales, for 2005. Selling, general and administrative expenses increased as a percentage of sales as a result of:

•	recording share-based compensation expense of approximately 0.4% of net sales upon the implementation of SFAS 123R on January 1, 2006;
•	a 0.5% increase in certain fixed costs as a percentage of sales during the year, including rent and depreciation, as a result of low comparative sales growth; and
•	a 0.3% increase in expenses associated with higher costs for insurance programs, including workers’ compensation, auto liability and general liability.

Additionally, AI contributed approximately 0.2% of selling, general and administrative expenses as a result of the reinvestment of working capital to accelerate their new store growth.

Interest expense for 2006 was $36.0 million, or 0.8% of net sales, as compared to $32.4 million, or 0.7% of net sales, in 2005. The increase in interest expense is a result of both higher average outstanding debt levels and borrowing rates as compared to fiscal 2005. In addition, other income for fiscal 2006 decreased as a result of less interest income associated with lower cash balances throughout the year.

Income tax expense for 2006 was $138.6 million, as compared to $144.2 million for 2005. Our effective income tax rate was 37.5% and 38.1% for 2006 and 2005, respectively.

We generated net income of $231.3 million, or $2.16 per diluted share, for 2006, as compared to $234.7 million, or $2.13 per diluted share, for 2005. As a percentage of sales, net income for 2006 was 5.0%, as compared to 5.5% for 2005. Our earnings per diluted share results reflect the impact on both earnings and the diluted share count of implementing FAS 123R as further explained in this management’s discussion and analysis and in the notes to our financial statements contained elsewhere in this Form 10-K.

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

Selling, general and administrative expenses were $1,606.0 million, or 37.6% of net sales, for 2005, as compared to $1,424.6 million, or 37.8% of net sales, for 2004. For fiscal 2005, we experienced a decrease in selling, general and administrative expenses as a percentage of net sales resulting from our ability to leverage our strong comparable store sales and lower self-insurance expense partially offset by higher fuel and energy costs.

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

We generated net income of $234.7 million, or $2.13 per diluted share, for 2005, as compared to $188.0  million, or $1.66 per diluted share, for 2004. As a percentage of sales, net income for 2005 was 5.5%, as compared to 5.0% for 2004.

 Quarterly Consolidated Financial Results (in thousands, except per share data)

	16-Weeks Ended 4/23/2005	12-Weeks Ended 7/16/2005	12-Weeks Ended 10/8/2005	12-Weeks Ended 12/31/2005	16-Weeks Ended 4/22/2006	12-Weeks Ended 7/15/2006	12-Weeks Ended 10/7/2006	12-Weeks Ended 12/30/2006
Net sales	$1,258,364	$1,023,146	$1,019,736	$963,725	$1,393,010	$1,107,857	$1,099,486	$1,016,150
Gross profit	600,931	482,050	481,415	450,082	665,168	527,359	530,206	478,431
Net income	$68,647	$65,929	$60,793	$39,356	$74,081	$62,936	$58,947	$35,354

Net income per share:
Basic(1)	$0.64	$0.61	$0.56	$0.36	$0.69	$0.60	$0.56	$0.34
Diluted(1)	$0.63	$0.60	$0.55	$0.36	$0.68	$0.59	$0.56	$0.33

(1)	Amounts reflect the effect of a three-for-two stock split of our common stock distributed on September 23, 2005.

Liquidity and Capital Resources

Overview of Liquidity

Our primary cash requirements include the purchase of inventory, capital expenditures, payment of cash dividends and contractual obligations. In addition, we have used available funds to repurchase shares of common stock under our stock repurchase program and to pay quarterly cash dividends beginning in 2006. We have funded these requirements primarily through cash generated from operations supplemented by borrowings under our credit facilities as needed. We believe funds generated from our expected results of operations, available cash and cash equivalents and available borrowings under our revolving credit facility will be sufficient to fund our primary obligations for the next fiscal year.

At December 30, 2006, our cash and cash equivalents balance was $11.1 million, a decrease of $29.6 million compared to fiscal year-end 2005. Our cash and cash equivalents balance decreased primarily due to the repurchase of common stock, dividends paid to our shareholders and an overall net increase in working capital during 2006 as compared to 2005. At December 30, 2006, we had outstanding indebtedness consisting of borrowings of $477.2 million under our revolving credit facility, an increase of $38.4 million from 2005. Additionally, we had $66.8 million in letters of credit outstanding, which reduced our cash availability under the revolving credit facility to $206.4 million.

On February 15, 2006, our Board of Directors declared a quarterly cash dividend, the first in our history. We paid quarterly dividends of $0.06 per share to stockholders of record for each of our quarters during 2006. Subsequent to December 30, 2006, our Board of Directors declared a quarterly dividend of $0.06 per share to be paid on April 6, 2007 to all common stockholders of record as of March 23, 2007.

Capital Expenditures

Our primary capital requirements have been the funding of our continued store expansion program, including new store openings and store acquisitions, store relocations and remodels, inventory requirements, the construction and upgrading of distribution centers, the development and implementation of proprietary information systems and our acquisitions.

Our capital expenditures were $258.6 million in 2006. These amounts included costs related to new store openings, the upgrade of our information systems and remodels and relocations of existing stores. During fiscal 2006, we opened 215 AAP and AI stores, remodeled 189 AAP stores and relocated 47 AAP stores. In addition, we also made a $12.5 million contingent payment in 2006 related to the acquisition of Autopart International.

Our future capital requirements will depend in large part on the number of and timing for new stores we open or acquire within a given year and the number of stores we relocate or remodel. During 2007, we anticipate adding 200 to 210 new AAP and AI stores, remodeling 150 AAP stores and relocating 35 AAP stores. Our new AAP stores, if leased, require capital expenditures of approximately $0.2 million per store. Our remodeled stores generally require capital expenditures of approximately $0.1 million per store, which reflects a forty percent reduction from 2006 levels. We believe that we can spend less in certain areas of our remodel program while continuing to benefit from an increase in sales from the remodeled stores. In 2007, we anticipate that our capital expenditures will be approximately $250.0 million to $270.0 million, inclusive of approximately $30.0 million for the construction of our new Midwest distribution center scheduled to open in mid-2008.

Additionally, our new AAP stores require an inventory investment of approximately $0.2 million per store, net of vendor payables. A portion of the inventory investment is held at a distribution facility. Pre-opening expenses, consisting primarily of store set-up costs and training of new store team members, average approximately $0.02 million per store and are expensed when incurred.

Vendor Financing Program

Historically, we have negotiated extended payment terms from suppliers that help finance inventory growth, and we believe that we will be able to continue financing much of our inventory growth through such extended payment terms. In fiscal 2004, we entered into a short-term financing program with a bank for certain merchandise purchases. In substance, the program allows us to borrow money from the bank to finance purchases from our vendors. This program allows us to reduce further our working capital invested in current inventory levels and finance future inventory growth. Our new revolving credit facility does not restrict availability under this program. At December 30, 2006, $127.5 million was payable to the bank by us under this program.

Stock Repurchase Program

During the third quarter of fiscal 2005, our Board of Directors authorized a program to repurchase up to $300 million of our common stock plus related expenses. The program replaced the remaining portion of a previous repurchase program. The program allows us to repurchase our common stock in the open market or in privately negotiated transactions from time to time in accordance with the requirements of the Securities and Exchange Commission. As of December 30, 2006, we had repurchased a total of 5.2 million shares of common stock under the program, at an aggregate cost of $196.0 million, or an average price of $37.63 per share, excluding related expenses. At December 30, 2006, we had $104.0 million, excluding related expenses, available for future stock repurchases under the stock repurchase program.

During fiscal 2006, we retired 5.1 million shares of common stock which were previously repurchased under the $300 million stock repurchase program.

During fiscal 2005, we retired 7.1 million shares of common stock, of which 0.1 million shares were repurchased under the current stock repurchase plan, and 7.0 million shares were repurchased under our previous program at an aggregate cost of $189.2 million, or an average price of $26.91 per share, excluding related expenses.

Deferred Compensation and Postretirement Plans

We maintain a non-qualified deferred compensation plan established for certain of our key team members. This plan provides for a minimum and maximum deferral percentage of the team member base salary and bonus, as determined by our Retirement Plan Committee. We fund the plan liability by remitting the team members’ deferrals to a Rabbi Trust where these deferrals are invested in certain life insurance contracts. Accordingly, the cash surrender value on these contracts is held in the Rabbi Trust to fund the deferred compensation liability. At December 30, 2006, the liability related to this plan was $3.4 million, all of which is current.

We provide certain health care and life insurance benefits for eligible retired team members through our postretirement plan. At December 30, 2006, our accrued benefit cost related to this plan was $10.5 million. The plan has no assets and is funded on a cash basis as benefits are paid/incurred. The discount rate that we utilize for determining our postretirement benefit obligation is actuarially determined. The discount rate utilized at December 30, 2006 and December 31, 2005 was 5.5% and 5.5%, respectively. We reserve the right to change or terminate the benefits or contributions at any time. We also continue to evaluate ways in which we can better manage these benefits and control costs. Any changes in the plan or revisions to assumptions that affect the amount of expected future benefits may have a significant impact on the amount of the reported obligation and annual expense. Effective second quarter of 2004, we amended the postretirement plan to exclude outpatient prescription drug benefits to Medicare eligible retirees effective January 1, 2006. Due to this negative plan amendment, our accumulated postretirement benefit obligation was reduced by $7.6 million, resulting in an unrecognized negative prior service cost in the same amount. The unrecognized negative prior service cost is being amortized over the 13-year estimated remaining life expectancy of the plan participants.

Analysis of Cash Flows

An analysis of our cash flows for fiscal 2006, 2005 and 2004 is included below.

	Fiscal Year
(in millions)	2006	2005	2004

Cash flows from operating activities	$333.6	$321.6	$260.4
Cash flows from investing activities	(258.6)	(302.8)	(166.8)
Cash flows from financing activities	(104.6)	(34.3)	(48.8)
Net (decrease) increase in cash and
cash equivalents	$(29.6)	$(15.5)	$44.8

Operating Activities

For fiscal 2006, net cash provided by operating activities increased $12.0 million to $333.6 million. Significant components of this increase consisted of:

•	$15.2 million increase in earnings exclusive of $18.7 million of incremental, non-cash, share-based compensation expense compared to the same period in fiscal 2005;
•	$19.5 million increase in depreciation and amortization;
•	$24.1 million decrease in cash inflows primarily related to the sale of our private label credit card portfolio in fiscal 2005;
•	$24.9 million reduction in cash outflows, net of accounts payable, as a result of reducing inventory growth rates in line with our current sales trend;
•	$33.4 million increase in cash flows from other assets related to the timing of payments for normal operating expenses, primarily our monthly rent
•	$17.5 million decrease in cash inflows relating to the timing of accrued operating expenses; and
•	$30.3 million decrease in cash flows from tax benefits related to exercise of stock options.

For fiscal 2005, net cash provided by operating activities increased $61.2 million to $321.6 million. Significant components of this increase consisted of:

•	$61.8 million increase from higher net income before the non-cash impact of depreciation and amortization over fiscal 2004;
•	$37.8 million increase in cash flow, primarily resulting from the reduction in trade receivables upon the sale of our private label credit card portfolio;
•	$42.8 million decrease as a result of higher inventory levels needed for our Northeast distribution center and expansion of the number of stores which carry an extended mix of parts;
•	$25.7 million increase in other assets primarily due to timing in the payment of our monthly rent;
•	$15.9 million increase in accounts payable reflective of the increase in inventory discussed above; and
•	$20.2 million increase in accrued expenses related to the timing of payments for normal operating expenses.

Investing Activities

For fiscal 2006, net cash used in investing activities decreased by $44.2 million to $258.6 million. Significant components of this decrease consisted of:

•	$111.8 million related to acquisitions in 2005, of which $12.5 million was paid in 2006;
•
increase in capital expenditures of $42.4 million used primarily to accelerate our square footage growth through adding new stores (including ownership of selected new stores) and remodeling existing stores.

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

Financing Activities

For fiscal 2006, net cash used in financing activities increased by $70.3 million to $104.6 million. Significant components of this increase consisted of:

•	$46.0 million cash outflow resulting from the timing of bank overdrafts;
•	$54.3 million decrease in financed vendor accounts payable;
•	$504.0 million cash inflow resulting from an increase in net borrowings;
•	$433.8 million used for early extinguishment of debt in fiscal 2006;
•	$19.2 million paid in dividends in fiscal 2006;
•	$36.0 million increase in cash used to repurchase shares of our common stock under our stock repurchase program;
•	$15.1 million decrease in proceeds from the exercise of stock options; and
•	$26.3 million increase resulting from the repayment of secured borrowings in 2005.

For fiscal 2005, net cash used in financing activities decreased by $14.5 million to $34.3 million. Significant components of this decrease consisted of:

•	$40.9 million cash inflow resulting from the timing of bank overdrafts;
•	$161.2 million cash outflow resulting from a reduction in net borrowings;
•	$105.0 million used for early extinguishment of debt in fiscal 2004;
•	$44.8 million decrease in cash used to repurchase shares of our common stock under our stock repurchase program;
•	$32.6 million decrease resulting from the repayment of secured borrowings in connection with the reduction of trade receivables discussed above; and
•	$14.0 million in cash from the increase in financed vendor accounts payable and proceeds from the exercise of stock options.

Contractual Obligations

Our future contractual obligations related to long-term debt, operating leases and other contractual obligations at December 30, 2006 were as follows:

		Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
Contractual Obligations	Total	2007	2008	2009	2010	2011	Thereafter
(in thousands)
Long-term debt	$477,240	$67	$75	$71	$73	$476,869	$85
Interest payments	$122,530	$27,536	$27,052	$27,010	$27,281	$13,651	$-
Letters of credit	$66,768	$61,768	$5,000	$-	$-	$-	$-
Operating leases(1)	$2,018,132	$249,905	$222,693	$205,128	$185,473	$162,829	$992,104
Purchase obligations(2)	$625	$500	$125	$-	$-	$-	$-
Other long-term liabilities(3)	$61,234	$-	$-	$-	$-	$-	$-

(1)
We lease certain store locations, distribution centers, office space, equipment and vehicles. Our property leases generally contain renewal and escalation clauses and other leases concessions. These provisions are considered in our calculation of our minimum lease payments which are recognized as expense on a straight-line basis over the applicable lease term. In accordance with SFAS No. 13, “Accounting for Leases,” as amended by SFAS No. 29, “Determining Contingent Rental,” any lease payments that are based upon an existing index or rate, are included in our minimum lease payment calculations.

(2)
For the purposes of this table, purchase obligations are defined as agreements that are enforceable and legally binding, a term of greater than one year and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Our open purchase orders are based on current inventory or operational needs and are fulfilled by our vendors within short periods of time. We currently do not have minimum purchase commitments under our vendor supply agreements nor are our open purchase orders for goods and services binding agreements. Accordingly, we have excluded open purchase orders from this table. The purchase obligations consist of certain commitments for training and development. This agreement expires in March 2008.

(3)	Primarily includes employee benefits accruals and deferred income taxes for which no contractual payment schedule exists.

Long Term Debt

On October 5, 2006, we entered into a new $750.0 million unsecured five-year revolving credit facility with our subsidiary, Advance Stores Company, Incorporated, serving as the borrower. This new facility replaced the term loans and revolver under our previous credit facility. Proceeds from this revolving loan were used to repay $433.8 million of principal outstanding on the term loans and revolver under our previous credit facility. In conjunction with this refinancing, we wrote-off existing deferred financing costs related to our previous term loans and revolver. The $1.9 million write-off of these costs was combined with a related gain on settlement of interest rate swaps of $2.9 million for a net gain on extinguishment of debt of $1.0 million.

Additionally, the new facility provides for the issuance of letters of credit with a sub-limit of $300 million and swingline loans in an amount not to exceed $50 million. We may request that the total revolving commitment be increased by an amount not exceeding $250 million during the term of the credit agreement. Voluntary prepayments and voluntary reductions of the revolving balance are permitted in whole or in part, at our option, in minimum principal amounts as specified in the new revolving credit facility.

As of December 30, 2006, we had borrowed $476.8 million under the revolver and had $66.8 million in letters of credit outstanding, which reduced availability under the revolver to $206.4 million. At December 30, 2006, we also have interest rate swaps in place that effectively fix our interest rate exposure on approximately 50% of our debt. These interest rate swaps are further discussed in our market risk analysis.

The interest rates on the borrowings under the new revolving credit facility will be based, at our option, on an adjusted LIBOR rate, plus a margin, or an alternate base rate, plus a margin. After an initial interest period, we may elect to convert a particular borrowing to a different type. The initial margin is 0.75% and 0.0% per annum for the adjusted LIBOR and alternate base rate borrowings, respectively. A commitment fee will be charged on the unused portion of the revolver, payable in arrears. The initial commitment fee rate is 0.150% per annum. Under the terms of the new revolving credit facility, the interest rate spread and commitment fee will be based on our credit rating. The revolving credit facility terminates on October 5, 2011.

The revolving credit facility is fully and unconditionally guaranteed by Advance Auto Parts, Inc. The facility contains covenants restricting the ability of us and our subsidiaries to, among other things, (1) create, incur or assume additional debt (including hedging arrangements), (2) incur liens or engage in sale-leaseback transactions, (3) make loans and investments, (4) guarantee obligations, (5) engage in certain mergers, acquisitions and asset sales, (6) engage in transactions with affiliates, (7) change the nature of our business and the business conducted by its subsidiaries and (8) change our holding company status. We are required to comply with financial covenants with respect to a maximum leverage ratio and a minimum coverage ratio. The new revolving credit facility also provides for customary events of default, including non-payment defaults, covenant defaults and cross-defaults to our other material indebtedness.

In 2004, we wrote-off existing deferred financing costs as a result of refinancing our outstanding term loans. The write-off of these costs combined with the related refinancing costs incurred to set up the new revolving credit facility resulted in a loss on extinguishment of debt of $2.8 million in the accompanying consolidated statements of operations for the year ended January 1, 2005. During fiscal 2004, prior to the refinancing of our credit facility, we repaid $105.0 million in debt prior to its scheduled maturity. In conjunction with these partial repayments, we wrote-off deferred financing costs in the amount of $0.4 million, which is classified as a loss on extinguishment of debt in the accompanying consolidated statement of operations for the year ended January 1, 2005.

We are required to comply with financial covenants in the revolving credit facility with respect to (a) a maximum leverage ratio and (b) a minimum interest coverage ratio. We were in compliance with the above covenants under the revolving credit facility at December 30, 2006.

Credit Ratings

At December 30, 2006, we had a credit rating from Standard & Poor’s of BB+ and a credit rating of Ba1 from Moody’s Investor Service. The current pricing grid used to determine our borrowing rates under our revolving credit facility is based on such credit ratings. If these credit ratings decline, our interest expense may increase. Conversely, if these credit ratings improve, our interest expense may decrease.

New Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of SFAS No. 159.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires recognition of the overfunded or underfunded status of defined benefit postretirement plans as an asset or liability in the statement of financial position and to recognize changes in that funded status in comprehensive income in the year in which the changes occur. SFAS No. 158 also requires measurement of the funded status of a plan as of the date of the statement of financial position. We adopted the recognition provisions of SFAS No. 158 on December 30, 2006 and recorded a reduction to the liability of $5.4 million and an impact to other comprehensive income of $3.3 million, net of tax. SFAS No. 158 is effective for the measurement date provisions for fiscal years ending after December 15, 2008. We are currently evaluating the impact of adopting the measurement provisions of SFAS No. 158.

In September 2006, the Securities and Exchange Commission, or SEC, staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” or SAB 108. SAB 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for financial statements covering the first fiscal year ending after November 15, 2006. We adopted SAB 108 for the year ended December 30, 2006 with no impact on our consolidated financial condition, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of SFAS No. 157.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” or FIN 48.  FIN 48 clarifies the accounting and reporting for income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006. We will adopt the provisions of FIN 48 as of December 31, 2006. Accordingly, we estimate a cumulative effect adjustment will be recorded to reduce our retained earnings by an amount less than $8 million upon initial adoption.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risks.

We are exposed to cash flow risk due to changes in interest rates with respect to our long-term debt. Our long-term debt currently consists of borrowings under a revolving credit facility and is primarily vulnerable to movements in the LIBOR rate. While we cannot predict the impact interest rate movements will have on our debt, exposure to rate changes is managed through the use of hedging activities. At December 30, 2006 approximately $225 million of our bank debt was fixed in accordance with the interest rate swaps described below.

Our future exposure to interest rate risk is mitigated as a result of entering into four new interest rate swap agreements in October 2006 on an aggregate of $225 million of debt under our revolving credit facility. These interest rate swaps replaced the previously outstanding swaps settled as a result of our refinancing in October 2006.

The first swap fixed our LIBOR rate at 4.9675% on $75 million of debt for a term of 60 months, expiring in October 2011. The second swap fixed our LIBOR rate at 4.9680% on $50 million of debt for a term of 60 months, expiring in October 2011. The third swap fixed our LIBOR rate at 4.9800% on $50 million of debt for a term of 60 months, expiring in October 2011. The fourth swap fixed our LIBOR rate at 4.9650% on $50 million of debt for a term of 60 months, expiring in October 2011.

The table below presents principal cash flows and related weighted average interest rates on our long-term debt outstanding at December 30, 2006, by expected maturity dates. Additionally, the table includes the notional amounts of our hedged debt and the impact of the anticipated average pay and receive rates of our interest rate swaps through their maturity dates. Expected maturity dates approximate contract terms. Weighted average variable rates are based on implied forward rates in the yield curve at December 30, 2006. Implied forward rates should not be considered a predictor of actual future interest rates.

								Fair
	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal			Market
	2007	2008	2009	2010	2011	Thereafter	Total	Liability
Long-term debt:	(dollars in thousands)

Variable rate	$-	$-	$-	$-	$476,800	$-	$476,800	$476,800
Weighted average
interest rate	5.8%	5.6%	5.6%	5.7%	5.8%	-	5.7%	-

Interest rate swap:

Variable to fixed(1)	$225,000	$225,000	$225,000	$225,000	$225,000	-	-	$252
Weighted average pay rate	-	0.1%	0.1%	0.0%	-	-	0.0%	-
Weighted average receive rate	0.1%	-	-	0.0%	0.1%	-	0.0%	-

(1)	Amounts presented may not be outstanding for the entire year.

Item 8. Financial Statements and Supplementary Data.

See financial statements included in Item 15 “Exhibits, Financial Statement Schedules” of this annual report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

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

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

See the information set forth in the sections entitled “Proposal No. 1 - Election of Directors,” “Corporate Governance,” “Meetings and Committees of the Board,” “Information Concerning Our Executive Officers,” “Audit Committee Report,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our proxy statement for the 2007 annual meeting of stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 30, 2006 (the “2007 Proxy Statement”), which is incorporated herein by reference.

Item 11. Executive Compensation.

See the information set forth in the sections entitled “Meetings and Committees of the Board - Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report” and “Executive Compensation” in the 2007 Proxy Statement, which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

See the information set forth in Item 5—“Equity Compensation Plan Information” of this Form 10-K and the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the 2007 Proxy Statement, which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

See the information set forth in the sections entitled "Related-Party Transactions,” “Proposal No. 1 - Election of Directors -Compensation Committee Interlocks and Insider Participation” and “Corporate Governance” in the 2007 Proxy Statement, which is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

See the information set forth in the section entitled “2006 and 2005 Audit Fees” in the 2007 Proxy Statement, which is incorporated herein by reference.

PART IV

Item 15.   Exhibits, Financial Statement Schedules.

(a) (1) Financial Statements.

Audited Consolidated Financial Statements of Advance Auto Parts, Inc. and Subsidiaries for the years ended December 30, 2006, December 31, 2005 and January 1, 2005:
Management’s Report on Internal Control over Financial Reporting	F-1
Reports of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets	F-5
Consolidated Statements of Operations	F-6
Consolidated Statements of Changes in Stockholders’ Equity	F-7
Consolidated Statements of Cash Flows	F-8
Notes to Consolidated Financial Statements	F-10

(2) Financial Statement Schedules

Report of Independent Registered Public Accounting Firm	F-36
Schedule I Condensed Financial Information of the Registrant	F-37
Schedule II Valuation and Qualifying Accounts	F-41

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

Our internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

As of December 30, 2006, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 30, 2006 is effective. Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Deloitte & Touche LLP, the Company’s independent registered public accounting firm who audited the Company’s consolidated financial statements, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting as of December 30, 2006 which is included on page F-3 herein.

/s/ Michael N. Coppola	/s/ Michael O. Moore
Michael N. Coppola	Michael O. Moore
Chairman, President and Chief Executive Officer	Executive Vice President, Chief Financial Officer

February 28, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Advance Auto Parts, Inc. and Subsidiaries
Roanoke, Virginia

We have audited the accompanying consolidated balance sheets of Advance Auto Parts, Inc. and subsidiaries (the Company) as of December 30, 2006 and December 31, 2005, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 30, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Advance Auto Parts, Inc. and subsidiaries as of December 30, 2006 and December 31, 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 2, 17 and 18 to the consolidated financial statements, in 2006 the Company changed its method of accounting for share-based payments to conform to Financial Accounting Standards Board (FASB) Statement No. 123 (R), Share-Based Payment, and changed its method of accounting for other postretirement benefits to conform to FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132 (R).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 30, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2007 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

McLean, Virginia
February 27, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Advance Auto Parts, Inc. and Subsidiaries
Roanoke, Virginia

We have audited management’s assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Advance Auto Parts, Inc. and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 30, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 30, 2006 of the Company and our report dated February 27, 2007 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company's adoption of new accounting standards.

/s/ DELOITTE & TOUCHE LLP

McLean, Virginia
February 27, 2007

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 30, 2006 and December 31, 2005
(in thousands, except per share data)

	December 30,	December 31,
Assets	2006	2005

Current assets:
Cash and cash equivalents	$11,128	$40,783
Receivables, net	97,046	94,689
Inventories, net	1,463,340	1,367,099
Other current assets	40,459	45,369
Total current assets	1,611,973	1,547,940
Property and equipment, net of accumulated depreciation of
$670,571 and $564,558	994,977	898,851
Assets held for sale	1,548	8,198
Goodwill	33,718	67,094
Intangible assets, net	27,926	-
Other assets, net	12,539	20,066
	$2,682,681	$2,542,149
Liabilities and Stockholders' Equity
Current liabilities:
Bank overdrafts	$34,206	$50,170
Current portion of long-term debt	67	32,760
Financed vendor accounts payable	127,543	119,351
Accounts payable	651,587	629,248
Accrued expenses	252,975	265,437
Other current liabilities	47,042	44,498
Total current liabilities	1,113,420	1,141,464
Long-term debt	477,173	406,040
Other long-term liabilities	61,234	74,874
Commitments and contingencies
Stockholders' equity:
Preferred stock, nonvoting, $0.0001 par value,
10,000 shares authorized; no shares issued or outstanding	-	-
Common stock, voting, $0.0001 par value, 200,000
shares authorized; 105,351 shares issued and outstanding
in 2006 and 109,637 issued and 108,198 outstanding in 2005	11	11
Additional paid-in capital	414,153	564,965
Treasury stock, at cost, 1,439 shares in 2005	-	(55,668)
Accumulated other comprehensive income	3,472	3,090
Retained earnings	613,218	407,373
Total stockholders' equity	1,030,854	919,771
	$2,682,681	$2,542,149

The accompanying notes to consolidated financial statements
are an integral part of these statements.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 30, 2006, December 31, 2005 and January 1, 2005
(in thousands, except per share data)

	Fiscal Years Ended
	2006	2005	2004

Net sales	$4,616,503	$4,264,971	$3,770,297
Cost of sales, including purchasing and warehousing costs	2,415,339	2,250,493	2,016,926
Gross profit	2,201,164	2,014,478	1,753,371
Selling, general and administrative expenses	1,797,814	1,605,986	1,424,613
Operating income	403,350	408,492	328,758
Other, net:
Interest expense	(35,992)	(32,384)	(20,069)
Gain (loss) on extinguishment of debt	986	-	(3,230)
Other income, net	1,571	2,815	289
Total other, net	(33,435)	(29,569)	(23,010)
Income from continuing operations before provision for
income taxes and loss on discontinued operations	369,915	378,923	305,748
Provision for income taxes	138,597	144,198	117,721
Income from continuing operations before loss on
discontinued operations	231,318	234,725	188,027
Discontinued operations:
Loss from operations of discontinued Wholesale
Dealer Network	-	-	(63)
Benefit for income taxes	-	-	(24)
Loss on discontinued operations	-	-	(39)
Net income	$231,318	$234,725	$187,988

Net income per basic share from:
Income from continuing operations before loss on
discontinued operations	$2.18	$2.17	$1.70
Loss on discontinued operations	-	-	-
	$2.18	$2.17	$1.70

Net income per diluted share from:
Income from continuing operations before loss on
discontinued operations	$2.16	$2.13	$1.66
Loss on discontinued operations	-	-	-
	$2.16	$2.13	$1.66

Average common shares outstanding	106,129	108,318	110,846
Dilutive effect of stock options	995	1,669	2,376
Average common shares outstanding - assuming dilution	107,124	109,987	113,222

The accompanying notes to consolidated financial statements
are an integral part of these statements.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Years Ended December 30, 2006, December 31, 2005 and January 1, 2005
(in thousands)

								Accumulated	(Accumulated
					Additional	Treasury Stock,		Other	Deficit)	Total
	Preferred Stock		Common Stock		Paid-in	at cost		Comprehensive	Retained	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income	Earnings	Equity
Balance, January 3, 2004	-	$-	110,826	$10	$647,103	-	$-	$(529)	$(15,340)	$631,244
Net income	-	-	-	-	-	-	-	-	187,988	187,988
Unrealized gain on hedge arrangement	-	-	-	-	-	-	-	1,343	-	1,343
Comprehensive income										189,331
Issuance of shares upon the exercise of stock options	-	-	2,914	1	20,469	-	-	-	-	20,470
Tax benefit related to exercise of stock options	-	-	-	-	23,749	-	-	-	-	23,749
Stock issued as compensation under employee stock purchase plan	-	-	177	-	3,397	-	-	-	-	3,397
Treasury stock purchased	-	-	-	-	-	5,550	(146,370)	-	-	(146,370)
Other	-	-	-	-	494	-	-	-	-	494
Balance, January 1, 2005	-	$-	113,917	$11	$695,212	5,550	$(146,370)	$814	$172,648	$722,315
Net income	-	-	-	-	-	-	-	-	234,725	234,725
Unrealized gain on hedge arrangement	-	-	-	-	-	-	-	2,276	-	2,276
Comprehensive income										237,001
Issuance of shares upon the exercise of stock options	-	-	2,727	-	28,696	-	-	-	-	28,696
Tax benefit related to exercise of stock options	-	-	-	-	30,300	-	-	-	-	30,300
Stock issued as compensation under employee stock purchase plan	-	-	110	-	3,286	-	-	-	-	3,286
Treasury stock purchased	-	-	-	-	-	3,011	(102,483)	-	-	(102,483)
Treasury stock retired	-	-	(7,122)	-	(193,185)	(7,122)	193,185	-	-	-
Other	-	-	5	-	656	-	-	-	-	656
Balance, December 31, 2005	-	$-	109,637	$11	$564,965	1,439	$(55,668)	$3,090	$407,373	$919,771
Net income	-	-	-	-	-	-	-	-	231,318	231,318
Unrealized loss on hedge arrangement, net of $12 tax	-	-	-	-	-	-	-	(61)	-	(61)
Adjustment to adopt FASB Statement No. 158, net of $2,041 tax	-	-	-	-	-	-	-	3,316	-	3,316
Reclassification of gain on hedge arrangements earnings, before tax	-	-	-	-	-	-	-	(2,873)	-	(2,873)
Comprehensive income										231,700
Issuance of shares upon the exercise of stock options	-	-	741	-	14,043	-	-	-	-	14,043
Excess tax benefit from stock-based compensation	-	-	-	-	5,272	-	-	-	-	5,272
Share-based compensation	-	-	-	-	19,052	-	-	-	-	19,052
Stock issued as compensation under employee stock purchase plan	-	-	90	-	2,908	-	-	-	-	2,908
Treasury stock purchased	-	-	-	-	-	3,678	(136,671)	-	-	(136,671)
Treasury stock retired	-	-	(5,117)	-	(192,339)	(5,117)	192,339	-	-	-
Cash dividends	-	-	-	-	-	-	-	-	(25,473)	(25,473)
Other	-	-	-	-	252	-	-	-	-	252
Balance, December 30, 2006	-	$-	105,351	$11	$414,153	-	$-	$3,472	$613,218	$1,030,854

The accompanying notes to consolidated financial statements
are an integral part of these statements.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 30, 2006, December 31, 2005 and January 1, 2005
(in thousands)

	Fiscal Years Ended
	2006	2005	2004
Cash flows from operating activities:
Net income	$231,318	$234,725	$187,988
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	139,423	119,938	104,877
Amortization of deferred debt issuance costs	534	620	1,082
Share-based compensation	19,052	363	494
Loss on disposal of property and equipment, net	2,103	503	447
(Benefit) provision for deferred income taxes	(6,562)	2,790	6,508
Excess tax benefit from share-based compensation	(5,272)	-	-
Tax benefit related to exercise of stock options	-	30,300	23,749
Loss on extinguishment of debt	1,887	-	3,230
Net decrease (increase) in:
Receivables, net	(2,318)	21,819	(15,945)
Inventories, net	(92,239)	(130,426)	(87,669)
Other assets	9,412	(23,963)	1,750
Net increase (decrease) in:
Accounts payable	22,339	35,610	19,673
Accrued expenses	15,264	32,805	12,581
Other liabilities	(1,337)	(3,452)	1,632
Net cash provided by operating activities	333,604	321,632	260,397
Cash flows from investing activities:
Purchases of property and equipment	(258,586)	(216,214)	(179,766)
Business acquisitions, net of cash acquired	(12,500)	(99,300)	-
Proceeds from sales of property and equipment	12,444	12,734	12,944
Net cash used in investing activities	(258,642)	(302,780)	(166,822)
Cash flows from financing activities:
(Decrease) increase in bank overdrafts	(15,964)	29,986	(10,901)
Increase in financed vendor accounts payable	8,192	62,455	56,896
Early extinguishment of debt	(433,775)	-	(105,000)
Dividends paid	(19,153)	-	-
(Payments) borrowings on note payable	(60)	500	-
Borrowings under credit facilities	678,075	1,500	256,500
Payments on credit facilities	(205,800)	(33,200)	(126,500)
Payment of debt related costs	(1,070)	-	(3,509)
Proceeds from the issuance of common stock, primarily exercise
of stock options	17,203	32,275	23,867
Excess tax benefit from share-based compensation	5,272	-	-
Repurchase of common stock	(137,560)	(101,594)	(146,370)
Increase (decrease) in borrowings secured by trade receivables	23	(26,312)	6,276
Net cash used in financing activities	(104,617)	(34,390)	(48,741)
Net (decrease) increase in cash and cash equivalents	(29,655)	(15,538)	44,834
Cash and cash equivalents, beginning of period	40,783	56,321	11,487
Cash and cash equivalents, end of period	$11,128	$40,783	$56,321

The accompanying notes to consolidated financial statements
are an integral part of these statements.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
For the Years Ended December 30, 2006, December 31, 2005 and January 1, 2005
(in thousands)

	2006	2005	2004

Supplemental cash flow information:
Interest paid	$24,822	$23,455	$15,616
Income tax payments, net	130,131	115,408	86,051
Non-cash transactions:
Accrued purchases of property and equipment	24,011	39,105	21,479
Repurchases of common stock not settled	-	889	-
Retirement of common stock	192,339	193,185	-
Reclassification of net gain on hedges into earnings	(2,873)	-	-
Unrealized (loss) gain on hedge arrangements	(61)	2,276	1,343
Adjustment to initially apply FASB Statement No. 158, net of tax	3,316	-	-
Declared cash dividend unpaid at December 30, 2006	6,320	-	-
Contingent payment accrued on acquisition	-	12,500	-
Accounts and note receivable upon disposal of property and equipment	-	2,714	1,225

The accompanying notes to consolidated financial statements
are an integral part of these statements.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 30, 2006, December 31, 2005 and January 1, 2005
(in thousands, except per share data)

1. Organization and Description of Business:

Advance Auto Parts, Inc. (“Advance”) conducts all of its operations through either its wholly owned subsidiary, Advance Stores Company, Incorporated and its subsidiaries ("Stores") or Autopart International (“AI”), collectively, the “Company.” Stores operate 2,995 stores within the United States, Puerto Rico and the Virgin Islands. The Company operates 2,958 stores throughout 40 states in the Northeastern, Southeastern and Midwestern regions of the United States. These stores operate under the “Advance Auto Parts” trade name except for certain stores in the State of Florida which operate under the “Advance Discount Auto Parts” trade name. These stores offer a broad selection of brand name and proprietary automotive replacement parts, accessories and maintenance items for domestic and imported cars and light trucks, with no significant concentration in any specific product area. In addition, Stores operates 37 stores under the “Western Auto” and “Advance Auto Parts” trade names, located primarily in Puerto Rico and the Virgin Islands. The Western Auto stores offer automotive tires and service in addition to automotive parts, accessories and maintenance items. AI operates 87 stores under the “Autopart International” trade name throughout the Northeastern region of the United States.

2. Summary of Significant Accounting Policies:

Accounting Period

The Company's fiscal year ends on the Saturday nearest the end of December, which results in an extra week every six years (the next 53 week fiscal year is 2009). All other fiscal years presented include 52 weeks of operations.

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

Cost of Sales and Selling, General and Administrative Expenses

The following table illustrates the primary costs classified in each major expense category:

Cost of Sales		SG&A

●	Total cost of merchandise sold including:	●	Payroll and benefit costs for retail and corporate team
	● Freight expenses associated with moving		members, including share-based compensation;
	merchandise inventories from our vendors to our	●	Occupancy costs of retail and corporate facilities;
	distribution center;	●	Depreciation related to retail and corporate assets;
	● Vendor incentives;	●	Advertising;
	● Cash discounts on payments to vendors;	●	Self-insurance costs;
●	Inventory shrinkage;	●	Professional services; and
●	Warranty costs;	●	Other administrative costs, such as credit card service
●	Costs associated with operating our distribution		fees, supplies, travel and lodging.
network, including payroll and benefit costs, occupancy
costs and depreciation; and
●	Freight expenses associated with moving merchandise
inventories from our distribution center to our retail
stores.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 30, 2006, December 31, 2005 and January 1, 2005
(in thousands, except per share data)

Cash, Cash Equivalents and Bank Overdrafts

Cash and cash equivalents consist of cash in banks and money market funds with original maturities of three months or less. Bank overdrafts consist of net outstanding checks not yet presented to a bank for settlement.

Vendor Incentives

The Company receives incentives in the form of reductions to amounts owed and/or payments from vendors related to cooperative advertising allowances, volume rebates and other promotional considerations. The Company accounts for vendor incentives in accordance with Emerging Issues Task Force, or EITF, No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.” Many of the incentives are under long-term agreements (terms in excess of one year), while others are negotiated on an annual basis. Cooperative advertising allowances and volume rebates are earned based on inventory purchases and initially recorded as a reduction to inventory. The deferred amounts are included as a reduction to cost of sales as the inventory is sold. Total deferred vendor incentives in inventory is $35,393 and $33,175 at December 30, 2006 and December 31, 2005, respectively.

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

Amounts received or receivable from vendors that are not yet earned are reflected as deferred revenue in the accompanying consolidated balance sheets. Management's estimate of the portion of deferred revenue that will be realized within one year of the balance sheet date has been included in other current liabilities in the accompanying consolidated balance sheets. Total deferred revenue is $8,006 and $12,529 at December 30, 2006 and December 31, 2005, respectively. Earned amounts that are receivable from vendors are included in receivables, net on the accompanying consolidated balance sheets, except for that portion expected to be received after one year, which is included in other assets, net on the accompanying consolidated balance sheets.

Preopening Expenses

Preopening expenses, which consist primarily of payroll and occupancy costs, are expensed as incurred.

Income Taxes

The Company uses the liability method of accounting for income taxes in accordance with Statement of Financial Accounting Standards, or SFAS, No. 109, “Accounting for Income Taxes.” Under the liability method, deferred income taxes are determined based upon enacted tax laws and rates applied to the differences between the financial statements and tax bases of assets and liabilities.

Advertising Costs

The Company expenses advertising costs as incurred in accordance with the American Institute of Certified Public Accountant’s Statement of Position, or SOP, 93-7, “Reporting on Advertising Costs.” Gross advertising expense incurred was approximately $97,215, $95,702 and $86,821 in fiscal 2006, 2005 and 2004, respectively.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 30, 2006, December 31, 2005 and January 1, 2005
(in thousands, except per share data)

Warranty Costs

The Company's vendors are primarily responsible for warranty claims. Warranty costs relating to merchandise (primarily batteries) sold under warranty, which are not covered by vendors' warranties, are estimated based on the Company's historical experience and are recorded in the period the product is sold. The following table presents changes in our warranty reserves.

	December 30,	December 31,	January 1,
	2006	2005	2005

Warranty reserves, beginning
of period	$11,352	$10,960	$15,578
Reserves established	17,352	14,268	13,071
Reserves utilized(1)	(15,635)	(13,876)	(17,689)
Warranty reserves, end of
period	$13,069	$11,352	$10,960

(1)
Reserves at the beginning of fiscal 2004 included $1,656 of reserves established for the transition of the discontinued operations of the wholesale dealer network. Substantially all these reserves were utilized during fiscal 2004.

Revenue Recognition and Trade Receivables

The Company recognizes merchandise revenue at the point of sale to customers. The majority of sales are made for cash and credit with no recourse; however, the Company extends credit to certain commercial customers through a third-party provider of private label credit cards. In August 2005, the Company began using a new third party to process its private label credit card transactions subsequent to the sale of its existing credit card portfolio. Under the new arrangement, receivables under the private label credit card program are generally transferred to a third-party provider with no recourse. The Company will continue to transfer a limited amount of receivables with recourse. The Company provides an allowance for doubtful accounts on receivables sold with recourse based upon factors related to credit risk of specific customers, historical trends and other information. Receivables sold with recourse are accounted for as a secured borrowing. Receivables and the related secured borrowings under the private label credit card were $610 and $587 at December 30, 2006 and December 31, 2005, respectively, and are included in accounts receivable and other current liabilities, respectively, in the accompanying consolidated balance sheets.

Sales Returns and Allowances

The Company’s accounting policy for sales returns and allowances consists of establishing reserves for estimated returns at the time of sale. The Company estimates returns based on current sales levels and the Company’s historical return experience on a specific product basis.

Sales Taxes

The Company presents sales net of sales taxes in its consolidated statements of operations.

Share-Based Payments

Prior to January 1, 2006, the Company accounted for its share-based compensation plans as prescribed by Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” or APB No. 25. The Company recorded no compensation cost in its statement of operations prior to fiscal 2006 for its fixed stock option grants as the exercise price equaled the fair market value of the underlying stock on the grant date. In addition, the Company did not recognize compensation expense for its employee stock purchase plan since it qualified as a non-compensatory plan under Section 423 of the Internal Revenue Code of 1986, as amended. The

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 30, 2006, December 31, 2005 and January 1, 2005
(in thousands, except per share data)

Company did recognize an insignificant amount of share-based compensation expense related to the grant of deferred stock units to its Board of Directors.

On January 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004), "Share-Based Payment," or SFAS No. 123R. SFAS No. 123R replaces SFAS No. 123 and supersedes APB Opinion No. 25 and subsequently issued stock option related guidance. The Company elected to use the modified-prospective method of implementation. Under this transition method, share-based compensation expense for the fiscal year ended December 30, 2006 included compensation expense for all share-based awards granted subsequent to January 1, 2006 based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R, and compensation expense for all share-based awards granted prior to but unvested as of January 1, 2006 based on the grant-date fair value estimated in accordance with original provisions of SFAS No. 123.

The Company uses the Black-Scholes option-pricing model to value all options and the straight-line method to amortize this fair value as compensation cost over the requisite service period. Total share-based compensation expense included in selling, general and administrative expenses in the accompanying consolidated statements of operations for the fiscal year ended December 30, 2006 was $19,052. The related income tax benefit was $7,145. The Company recognized $363 and $494 of share-based compensation expense in accordance with APB No. 25 for the fiscal years ended December 31, 2005 and January 1, 2005, respectively. In accordance with the modified-prospective transition method of SFAS No. 123R, the Company has not restated prior periods.

As a result of adopting SFAS No. 123R on January 1, 2006, the Company’s earnings before income tax expense and net earnings for the fiscal year ended December 30, 2006, were $18,767 and $11,730 lower, respectively, than if the Company had continued to account for share-based compensation under APB No. 25. The related impact in 2006 to basic and diluted earnings per share is $0.11 for the fiscal year ended December 30, 2006.

In November 2005, the FASB issued FASB Staff Position No. FAS 123R-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” We elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation. The alternative transition method includes simplified methods to determine the beginning balance of the additional paid-in capital (APIC) pool related to the tax effects of stock-based compensation, and to determine the subsequent impact on the APIC pool and the statement of cash flow of the tax effects of stock-based awards that were fully vested and outstanding upon the adoption of SFAS No. 123R.

Prior to the adoption of SFAS No.123R, the Company reported the benefit of tax deductions in excess of recognized stock compensation expense, or excess tax benefits, resulting from the exercise of stock options as operating cash inflows in its consolidated statements of cash flows. In accordance with SFAS No.123R, the Company revised its statement of cash flows presentation prospectively to include these excess tax benefits from the exercise of stock options as financing cash inflows rather than operating cash inflows. Accordingly, for the fiscal year ended December 30, 2006, the Company reported $5,272 of excess tax benefits as a financing cash inflow.

The following table reflects the impact on net income and earnings per share as if the Company had applied the fair value based method of recognizing share-based compensation costs as prescribed by SFAS No. 123 for the fiscal years ended December 31, 2005 and January 1, 2005, respectively.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 30, 2006, December 31, 2005 and January 1, 2005
(in thousands, except per share data)

	2005	2004

Net income, as reported	$234,725	$187,988
Add: Total stock-based employee compensation
expense included in reported net income, net
of related tax effects	225	304
Deduct: Total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects	(9,622)	(5,977)
Pro forma net income	$225,328	$182,315

Net income per share:

Basic, as reported	$2.17	$1.70
Basic, pro forma	2.08	1.64
Diluted, as reported	2.13	1.66
Diluted, pro forma	2.04	1.61

Earnings Per Share of Common Stock

Basic earnings per share of common stock has been computed based on the weighted-average number of common shares outstanding, less stock held in treasury, during the period. Diluted earnings per share of common stock reflects the increase in the weighted-average number of shares of common stock outstanding assuming the exercise of outstanding stock options, calculated on the treasury stock method as modified by the adoption of SFAS 123R, and all deferred stock units outstanding during the respective period. There were 2,140, 517 and 510 antidilutive options for the fiscal years ended December 30, 2006, December 31, 2005 and January 1, 2005, respectively.

Hedge Activities

The Company utilizes interest rate swaps to limit its cash flow risk on its variable rate debt. In connection with the refinancing of its credit facility in October 2006, the Company entered into four new interest rate swap agreements on an aggregate of $225,000 of debt under its revolving credit facility. The Company settled its previous three interest rate swaps, and accordingly, recognized income of $2,873 resulting from the reclassification of the previously unrealized gain from other comprehensive income. As of December 30, 2006, the detail for the new individual swaps is as follows:

•	The first swap fixed the Company’s LIBOR rate at 4.9675% on $75,000 of debt for a term of 60 months, expiring in October 2011.
•	The second swap fixed the Company’s LIBOR rate at 4.9680% on $50,000 of debt for a term of 60 months, expiring in October 2011.
•	The third swap fixed the Company’s LIBOR rate at 4.9800% on $50,000 of debt for a term of 60 months, expiring in October 2011.
•	The fourth swap fixed the Company’s LIBOR rate at 4.9650% on $50,000 of debt for a term of 60 months, expiring in October 2011.

In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the fair value of the Company’s outstanding hedges is recorded as an asset or liability in the accompanying consolidated balance sheets at December 30, 2006 and December 31, 2005, respectively. The Company uses the “matched terms” accounting method as provided by Derivative Implementation Group Issue No. G9, “Assuming No Ineffectiveness When Critical Terms of the Hedging Instrument and the Hedge Transaction Match in a Cash Flow Hedge” for the interest rate swaps. Accordingly, the Company has matched the critical terms of each hedge instrument to the

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 30, 2006, December 31, 2005 and January 1, 2005
(in thousands, except per share data)

hedged debt. Therefore, the Company has recorded all adjustments to the fair value of the hedge instruments in accumulated other comprehensive income through the maturity date of the applicable hedge arrangement. The fair value at December 30, 2006 and December 31, 2005, respectively, was an unrecognized gain of $156 and $3,090 on the swaps. Any amounts received or paid under these hedges will be recorded in the statement of operations as earned or incurred.

Based on the estimated current and future fair values of the hedge arrangements at December 30, 2006, the Company estimates amounts currently included in accumulated other comprehensive income that will be reclassified to earnings in the next 12 months will consist of a net loss of $104 associated with the interest rate swaps.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income is reported in accordance with SFAS No. 130, “Reporting Comprehensive Income.” Accumulated other comprehensive income consists of the following:

	Unrealized gain (loss) on hedge arrangement	Adjustment to adopt FASB Statement No. 158	Accumulated Other Comprehensive Income

Balance, January 3, 2004	$(529)	$-	$(529)
Fiscal 2004 activity	1,343	-	1,343
Balance, January 1, 2005	$814	$-	$814
Fiscal 2005 activity	2,276	-	2,276
Balance, December 31, 2005	$3,090	$-	$3,090
Fiscal 2006 activity	(2,934)	3,316	382
Balance, December 30, 2006	$156	$3,316	$3,472

Goodwill and Other Intangible Assets

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company tests goodwill and other indefinite-lived intangibles for impairment at least on an annual basis. Testing for impairment is a two-step process as prescribed in SFAS No. 142. The first step is a review for potential impairment, while the second step measures the amount of impairment, if any. The Company has elected to complete its annual impairment test as of the first day of its fourth quarter. An impairment loss would be recognized when the assets’ fair value is below their carrying value. For fiscal 2006, our impairment analysis yielded no impairment.

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

When such an event occurs, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. These impairment evaluations involve estimates of asset useful lives and future

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 30, 2006, December 31, 2005 and January 1, 2005
(in thousands, except per share data)

cash flows. If the undiscounted expected future cash flows are less than the carrying amount of the asset and the carrying amount of the asset exceeds its fair value, an impairment loss is recognized. Management utilizes an expected present value technique, which uses a risk-free rate and multiple cash flow scenarios reflecting the range of possible outcomes, to estimate fair value of the asset. Actual useful lives and cash flows could differ from those estimated by management using these techniques, which could have a material affect on our results of operations, financial position or liquidity. There were no reductions to the carrying amounts currently assigned to the Company’s long-lived assets during fiscal years 2006, 2005 and 2004, respectively.

Financed Vendor Accounts Payable

In fiscal 2004, the Company entered into a short-term financing program with a bank allowing it to extend its payment terms on certain merchandise purchases. The substance of the program is for the Company to borrow money from the bank to finance purchases from vendors. The Company records any discount given by the vendor to the value of its inventory and accretes this discount to the resulting short-term payable to the bank through interest expense over the extended term. At December 30, 2006 and December 31, 2005, $127,543 and $119,351, respectively, was payable to the bank by the Company under this program and is included in the accompanying consolidated balance sheets as Financed Vendor Accounts Payable.

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

From time to time these estimates require revisions that affect the amount of the recorded liability. This change in estimate relates primarily to changes in assumptions associated with the revenue from subleases. The effect of changes in estimates for the closed store liabilities is netted with new provisions and included in selling, general and administrative expenses in the accompanying consolidated statements of operations. Closed store liabilities are recorded in accrued expenses (current portion) and other long-term liabilities (long-term portion) in the

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 30, 2006, December 31, 2005 and January 1, 2005
(in thousands, except per share data)

accompanying consolidated balance sheets.

New Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS No. 159.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires recognition of the overfunded or underfunded status of defined benefit postretirement plans as an asset or liability in the statement of financial position and to recognize changes in that funded status in comprehensive income in the year in which the changes occur. SFAS No. 158 also requires measurement of the funded status of a plan as of the date of the statement of financial position. The Company adopted the recognition provisions of SFAS No. 158 on December 30, 2006 and recorded a reduction to the liability of $5,357 and increase to other comprehensive income of $3,316, net of tax (see Note 17). SFAS No. 158 is effective for the measurement date provisions for fiscal years ending after December 15, 2008. The Company is currently evaluating the impact of adopting the measurement provisions of SFAS No. 158.

In September 2006, the Securities and Exchange Commission, or SEC, staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” or SAB 108. SAB 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for financial statements covering the first fiscal year ending after November 15, 2006. The Company adopted SAB 108 for the year ended December 30, 2006 with no impact on its consolidated financial condition, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS No. 157.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” or FIN 48.  FIN 48 clarifies the accounting and reporting for income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt the provisions of FIN 48 as of December 31, 2006. Accordingly, the Company estimates a cumulative effect adjustment will be recorded to reduce its retained earnings by an amount less than $8,000 upon initial adoption.

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
December 30, 2006, December 31, 2005 and January 1, 2005
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

3. Acquisitions:

On September 14, 2005, the Company acquired Autopart International, Inc., or AI. The acquisition, which included 61 stores throughout New England and New York, a distribution center and AI’s wholesale distribution business, complements the Company’s growing presence in the Northeast. AI serves the growing commercial market in addition to warehouse distributors and jobbers.

The acquisition has been accounted for under the provisions of SFAS No. 141, “Business Combinations”, or SFAS No. 141. The total purchase price of $87,626 primarily consisted of $74,940 paid upon closing and an additional $12,500 of contingent consideration paid in March 2006 based upon AI satisfying certain earnings before interest, taxes, depreciation and amortization targets through December 31, 2005. Furthermore, an additional $12,500 is payable upon the achievement of certain merchandise cost reduction synergies through fiscal 2008. In accordance with SFAS No. 141, this additional payment does not represent contingent consideration and will be reflected in the statement of operations when considered probable and estimable. The Company recognized $3,114 in cost of goods sold due to such synergies for the year ended December 30, 2006.

During the third quarter of fiscal 2006, the Company finalized the allocation of the purchase price to the assets acquired and liabilities assumed. The Company allocated $29,000 to intangible assets based on a valuation study. A portion of these intangible assets are subject to amortization and are being amortized over their estimated useful lives ranging from 5 to 10 years using straight-line methods. Remaining adjustments to the fair value of assets and liabilities acquired primarily included inventory and deferred income taxes. Accordingly, the Company’s initial goodwill balance was adjusted down to $17,625 as a result of these adjustments, all of which is deductible for tax purposes. The following table summarizes the final allocation of amounts assigned to assets acquired and liabilities assumed as of the date of acquisition:

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 30, 2006, December 31, 2005 and January 1, 2005
(in thousands, except per share data)

September 14,
2005

Cash	$223
Receivables, net	10,224
Inventories	32,914
Other current assets	812
Property and equipment	5,332
Goodwill	17,625
Intangible assets	29,000
Other assets	1,454
Total assets acquired	97,584

Accounts payable	(5,690)
Current liabilities	(4,062)
Other long-term liabilities	(206)
Total liabilities assumed	(9,958)

Net assets acquired	$87,626

The following unaudited proforma information presents the results of operations of the Company as if the acquisition had taken place at the beginning of the applicable period:

	December 31, 2005	January 1, 2005

Net sales	$4,337,461	$3,857,646
Net income	238,290	189,138
Earnings per diluted share	$2.17	$1.67

4. Goodwill and Intangible Assets:

The carrying amount and accumulated amortization of acquired intangible assets as of December 30, 2006 include:

	As of December 30, 2006
Acquired intangible assets	Gross Carrying	Accumulated	Net Book
subject to amortization:	Amount	Amortization	Value

Customer relationships	$9,600	$(1,181)	$8,419
Other	885	(178)	707
Total	$10,485	$(1,359)	$9,126

Acquired intangible assets
not subject to amortization:

Trademark and tradenames	$18,800	$-	$18,800

The Company recorded amortization expense of $1,359 for acquired intangible assets for the fiscal year ended December 30, 2006. The table below shows expected amortization expense for the next five years for acquired

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 30, 2006, December 31, 2005 and January 1, 2005
(in thousands, except per share data)

intangible assets recorded as of December 30, 2006:

2007	1,087
2008	1,087
2009	1,087
2010	1,059
2011	967

The changes in the carrying amount of goodwill for the years ended December 30, 2006 and December 31, 2005, respectively, are as follows:

	AAP Segment	AI Segment	Total

Balance at January 1, 2005	$2,720	$-	$2,720
Recognition of goodwill associated with
acquisitions	13,934	50,440	64,374
Balance at December 31, 2005	$16,654	$50,440	$67,094
Reclassification to intangible assets among
other purchase accounting adjustments	(561)	(32,815)	(33,376)
Balance at December 30, 2006	$16,093	$17,625	$33,718

The carrying amount of goodwill decreased from $67,094 at December 31, 2005 to $33,718 at December 30, 2006 as a result of the completion of certain purchase accounting adjustments associated with the AI acquisition (Note 3).

5. Catastrophic Losses and Insurance Recoveries:

During the second half of fiscal 2005, the Company suffered losses resulting from Hurricanes Katrina, Rita and Wilma as well as two stores damaged by fire. The Company estimated and recognized the fixed costs of these events including the write-off of damaged merchandise at cost, damaged capital assets at net book value and required repair costs. Moreover, these hurricanes caused significant sales disruptions primarily from store closures, stores operating on limited hours and lower sales trends due to evacuations. The Company also incurred and recognized incremental expenses associated with compensating team members for scheduled work hours for which stores were closed and food and supplies provided to team members and their families. While these costs and sales disruptions were not recoverable from the Company’s insurance carrier, the Company did maintain property insurance against the fixed costs of the related physical damage including the recovery of damaged merchandise at retail values and damaged capital assets at replacement cost. Prior to December 31, 2005, the Company and the insurance carrier settled in full a claim for the retail value of certain merchandise inventory damaged by Hurricanes Katrina and Wilma. The Company evaluated and recognized a receivable for the recovery of these fixed costs, net of deductibles. The following table represents the net impact of certain insured fixed costs less recoveries as reflected in the selling, general and administrative line of the accompanying consolidated statement of operations for the fiscal year ended December 31, 2005. At December 30, 2006 and December 31, 2005, two and seven stores, respectively remain closed as a result of these events.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 30, 2006, December 31, 2005 and January 1, 2005
(in thousands, except per share data)

	December 31,
	2005

Estimated fixed costs	$15,351
Insurance recovery of fixed costs, net of deductibles	(6,518)
Insurance recovery for merchandise inventories settled
during the year, net of deductibles	(8,941)

Net expense	$(108)	(a	)

(a)	Does not include the earnings impact of sales disruptions.

During the year ended December 30, 2006, the Company lost one store location due to fire and received additional recoveries as the Company settled additional hurricane claims for damaged inventory at retail value and for damaged capital assets at replacement value. Accordingly, earnings for the year ended December 30, 2006 reflected $1,388 of insurance recoveries, net of deductibles.

The Company expects to recognize additional recoveries in future quarters primarily representing the remaining retail value of damaged merchandise and the replacement value of damaged capital assets not previously settled.

6. Discontinued Operations:

In fiscal 2003, the Company discontinued the supply of merchandise to its Wholesale Distribution Network, or Wholesale. Wholesale consisted of independently owned and operated dealer locations, for which the Company supplied merchandise inventory. This component of the Company’s business operated in the Company’s previously reported wholesale segment. For the fiscal year ended January 1, 2005, the operating results related to the discontinued wholesale business were minimal as a result of recognizing an estimate of exit costs in fiscal 2003.

7. Receivables:

Receivables consist of the following:

	December 30,	December 31,
	2006	2005

Trade	$13,149	$13,733
Vendor	73,724	63,161
Installment	2,336	5,622
Insurance recovery	9,676	13,629
Other	2,801	3,230
Total receivables	101,686	99,375
Less: Allowance for doubtful accounts	(4,640)	(4,686)
Receivables, net	$97,046	$94,689

In August 2005, the Company began using a new third party provider to process its private label credit card transactions related to its commercial business. In conjunction with this transition, the Company sold the credit card portfolio for proceeds totaling $33,904. Accordingly, the Company’s previously recorded receivable balance recognized under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets”, of $34,684 and the corresponding allowance for doubtful accounts of $2,580 were reduced to zero. Additionally, the Company repaid its borrowings previously secured by these trade receivables; the overall impact was a benefit of $1,800 recorded as a reduction of bad debt expense in selling, general and administrative expenses.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 30, 2006, December 31, 2005 and January 1, 2005
(in thousands, except per share data)

8. Inventories, net

Inventories are stated at the lower of cost or market, cost being determined using the last-in, first-out ("LIFO") method for approximately 93% of inventories at both December 30, 2006 and December 31, 2005. Under the LIFO method, the Company’s cost of sales reflects the costs of the most currently purchased inventories while the inventory carrying balance represents the costs relating to prices paid in prior years. The Company’s costs to acquire inventory have been generally decreasing in recent years as a result of its significant growth. Accordingly, the cost to replace inventory is less than the LIFO balances carried for similar product. As a result of the LIFO method and the ability to obtain lower product costs, the Company recorded a reduction to cost of sales of $9,978 for fiscal year ended 2006, an increase in cost of sales of $526 for fiscal year ended 2005 and a reduction to cost of sales of $11,212 for fiscal year ended 2004.

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

The Company capitalizes certain purchasing and warehousing costs into inventory. Purchasing and warehousing costs included in inventory, at FIFO, at December 30, 2006 and December 31, 2005, were $95,576 and $92,833, respectively. Inventories consist of the following:

	December 30,	December 31,
	2006	2005
Inventories at FIFO, net	$1,380,573	$1,294,310
Adjustments to state inventories at LIFO	82,767	72,789
Inventories at LIFO, net	$1,463,340	$1,367,099

Replacement cost approximated FIFO cost at December 30, 2006 and December 31, 2005.

Inventory quantities are tracked through a perpetual inventory system. The Company uses a cycle counting program in all distribution centers, Parts Delivered Quickly warehouses, or PDQs, Local Area Warehouses, or LAWs, and retail stores to ensure the accuracy of the perpetual inventory quantities of both merchandise and core inventory.

The Company establishes reserves for estimated shrink based on historical accuracy and effectiveness of the cycle counting program. The Company also establishes reserves for potentially excess and obsolete inventories based on current inventory levels and the historical analysis of product sales and current market conditions. The nature of the Company’s inventory is such that the risk of obsolescence is minimal and excess inventory has historically been returned to the Company’s vendors for credit. The Company provides reserves when less than full credit is expected from a vendor or when liquidating product will result in retail prices below recorded costs. The Company’s reserves against inventory for these matters were $31,376 and $22,825 at December 30, 2006 and December 31, 2005, respectively.

9. Property and Equipment:

Property and equipment are stated at cost, less accumulated depreciation. Expenditures for maintenance and repairs are charged directly to expense when incurred; major improvements are capitalized. When items are sold or retired, the related cost and accumulated depreciation are removed from the accounts, with any gain or loss reflected in the consolidated statements of operations.

Depreciation of land improvements, buildings, furniture, fixtures and equipment, and vehicles is provided over the estimated useful lives, which range from 2 to 40 years, of the respective assets using the straight-line method.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 30, 2006, December 31, 2005 and January 1, 2005
(in thousands, except per share data)

Depreciation of building and leasehold improvements is provided over the shorter of the original useful lives of the respective assets or the term of the lease using the straight-line method. The term of the lease is generally the initial term of the lease unless external economic factors exist such that renewals are reasonably assured in which case, the renewal period would be included in the lease term for purposes of establishing an amortization period. Depreciation expense was $138,064, $119,938 and $104,877 for the fiscal years ended 2006, 2005 and 2004, respectively.

Property and equipment consists of the following:

	Original Useful Lives	December 30, 2006	December 31, 2005
Land and land improvements	0 - 10 years	$238,186	$212,110
Buildings	40 years	328,997	295,699
Building and leasehold improvements	10 - 40 years	197,657	159,568
Furniture, fixtures and equipment	3 - 12 years	843,645	745,142
Vehicles	2 - 10 years	24,682	35,339
Construction in progress		28,151	11,035
Other		4,230	4,516
		1,665,548	1,463,409
Less - Accumulated depreciation and amortization		(670,571)	(564,558)
Property and equipment, net		$994,977	$898,851

The Company capitalized approximately $3,641, $6,584 and $4,625 incurred for the development of internal use computer software in accordance with the American Institute of Certified Public Accountant’s Statement of Position 98-1, “Accounting for the Cost of Computer Software Developed or Obtained for Internal Use” during fiscal 2006, fiscal 2005 and fiscal 2004, respectively. These costs are included in the furniture, fixtures and equipment category above and are depreciated on the straight-line method over three to seven years.

10. Accrued Expenses:

Accrued expenses consist of the following:

	December 30,	December 31,
	2006	2005
Payroll and related benefits	$48,477	$58,553
Warranty	13,069	11,352
Capital expenditures	24,011	39,105
Self-insurance reserves	58,755	39,840
Property taxes	23,427	20,029
Other	85,236	96,558
Total accrued expenses	$252,975	$265,437

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 30, 2006, December 31, 2005 and January 1, 2005
(in thousands, except per share data)

11. Other Long-term Liabilities:

Other long-term liabilities consist of the following:

	December 30,	December 31,
	2006	2005
Employee benefits	$10,330	$17,253
Deferred income taxes	26,048	36,958
Other	24,856	20,663
Total other long-term liabilities	$61,234	$74,874

12. Long-term Debt:

Long-term debt consists of the following:

	December 30, 2006	December 31, 2005
Senior Debt:
Tranche A, Senior Secured Term Loan at variable interest
rates (5.66% at December 31, 2005), redeemed October 2006	$-	$170,000
Tranche B, Senior Secured Term Loan at variable interest
rates (5.89% at December 31, 2005), redeemed October 2006	-	168,300
Delayed Draw, Senior Secured Term Loan at variable interest
rates (5.91% at December 31, 2005), redeemed October 2006	-	100,000
Revolving facility at variable interest rates
(6.13% and 5.66% at December 30, 2006 and December 31, 2005,
respectively) due October 2011	476,800	-
Other	440	500
	477,240	438,800
Less: Current portion of long-term debt	(67)	(32,760)
Long-term debt, excluding current portion	$477,173	$406,040

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

Additionally, the new revolving credit facility provides for the issuance of letters of credit with a sub limit of $300,000 and swingline loans in an amount not to exceed $50,000. The Company may request that the total revolving commitment be increased by an amount not exceeding $250,000 during the term of the credit agreement. Voluntary prepayments and voluntary reductions of the revolving balance are permitted in whole or in part, at the Company’s option, in minimum principal amounts as specified in the new revolving credit facility.

As of December 30, 2006, the Company had borrowed $476,800 under the revolver and had $66,768 in letters of credit outstanding, which reduced availability under the new revolver to $206,432. In addition to the letters of credit, the Company maintains approximately $2,527 in surety bonds issued by its insurance provider primarily to utility providers and the departments of revenue for certain states. These letters of credit and surety bonds generally have a term of one year or less.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 30, 2006, December 31, 2005 and January 1, 2005
(in thousands, except per share data)

The interest rates on borrowings under the new revolving credit facility will be based, at the Company’s option, on an adjusted LIBOR rate, plus a margin, or an alternate base rate, plus a margin. After an initial interest period, the Company may elect to convert a particular borrowing to a different type. The initial margin is 0.75% and 0.0% per annum for the adjusted LIBOR and alternate base rate borrowings, respectively. A commitment fee will be charged on the unused portion of the revolver, payable in arrears. The initial commitment fee rate is 0.150% per annum. Under the terms of the new revolving credit facility, the interest rate spread and commitment fee will be based on the Company’s credit rating. The revolving credit facility terminates on October 5, 2011.

The new revolving credit facility is fully and unconditionally guaranteed by Advance Auto Parts, Inc. The facility contains covenants restricting the ability of the Company and its subsidiaries to, among other things, (1) create, incur or assume additional debt (including hedging arrangements), (2) incur liens or engage in sale-leaseback transactions, (3) make loans and investments, (4) guarantee obligations, (5) engage in certain mergers, acquisitions and asset sales, (6) engage in transactions with affiliates, (7) change the nature of the Company’s business and the business conducted by its subsidiaries and (8) change the holding company status of the Company. The Company is required to comply with financial covenants with respect to a maximum leverage ratio and a minimum coverage ratio. The new revolving credit facility also provides for customary events of default, including non-payment defaults, covenant defaults and cross-defaults to the Company’s other material indebtedness.

In fiscal 2004, the Company wrote-off existing deferred financing costs as a result of refinancing its outstanding term loans. The write-off of these costs combined with the related refinancing costs incurred to set up the credit facility resulted in a loss on extinguishment of debt of $2,818 in the accompanying consolidated statements of operations for the year ended January 1, 2005. During fiscal 2004, prior to the refinancing of its credit facility, the Company repaid $105,000 in debt prior to its scheduled maturity. In conjunction with these partial repayments, the Company wrote-off deferred financing costs in the amount of $412, which is classified as a loss on extinguishment of debt in the accompanying consolidated statement of operations for the year ended January 1, 2005.

The Company was in compliance with the above covenants under the revolving credit facility at December 30, 2006.

At December 30, 2006, the aggregate future annual maturities of long-term debt are as follows:

2007	$67
2008	75
2009	71
2010	73
2011	476,869
Thereafter	85
$477,240

13. Stock Repurchase Program:

During fiscal 2005, the Company’s Board of Directors authorized a program to repurchase up to $300,000 of the Company’s common stock plus related expenses. The program, which became effective August 15, 2005, replaced the remaining portion of a previous stock repurchase program. The program allows the Company to repurchase its common stock on the open market or in privately negotiated transactions from time to time in accordance with the requirements of the Securities and Exchange Commission. As of December 30, 2006, the Company had repurchased a total of 5,209 shares of common stock under the program, at an aggregate cost of $196,013, or an average price of $37.63 per share, excluding related expenses. At December 30, 2006, the Company had $103,987, excluding related expenses, available for future stock repurchases under the stock repurchase program.

During fiscal 2006, the Company retired 5,117 shares of common stock which were previously repurchased under the Company’s current stock repurchase program.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 30, 2006, December 31, 2005 and January 1, 2005
(in thousands, except per share data)

During fiscal 2005, the Company retired 7,122 shares of common stock, of which 92 shares were repurchased under the current stock repurchase program, and 7,030 shares were repurchased under the Company’s previous program at an aggregate cost of $189,160, or an average price $26.91 per share, excluding related expenses.

14. Income Taxes:

Provision (benefit) for income taxes from continuing operations for fiscal 2006, fiscal 2005 and fiscal 2004 consists of the following:

	Current	Deferred	Total
2006-
Federal	$126,726	$(4,874)	$121,852
State	18,433	(1,688)	16,745
	$145,159	$(6,562)	$138,597
2005-
Federal	$124,978	$(1,343)	$123,635
State	16,430	4,133	20,563
	$141,408	$2,790	$144,198
2004-
Federal	$102,171	$1,318	$103,489
State	9,042	5,190	14,232
	$111,213	$6,508	$117,721

The provision (benefit) for income taxes from continuing operations differed from the amount computed by applying the federal statutory income tax rate due to:

	2006	2005	2004
Income from continuing operations
at statutory U.S. federal income tax rate (35%)	$129,470	$132,623	$107,012
State income taxes, net of federal
income tax benefit	10,884	13,366	9,251
Non-deductible expenses	1,155	(3)	745
Valuation allowance	70	75	236
Other, net	(2,982)	(1,863)	477
	$138,597	$144,198	$117,721

During the year ended January 1, 2005 the Company had a loss from operations of the discontinued Wholesale Dealer Network of $63. The Company recorded an income tax benefit of $24 related to these discontinued operations for the year ended January 1, 2005.

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

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 30, 2006, December 31, 2005 and January 1, 2005
(in thousands, except per share data)

	December 30,	December 31,
	2006	2005
Deferred income tax assets	$52,873	$42,167
Valuation allowance	(1,174)	(1,104)
Deferred income tax liabilities	(119,361)	(113,150)
Net deferred income tax liabilities	$(67,662)	$(72,087)

At December 30, 2006 and December 31, 2005, the Company has cumulative net deferred income tax liabilities of $67,662 and $72,087, respectively. The gross deferred income tax assets also include state net operating loss carryforwards, or NOLs, of approximately $1,752 and $1,579, respectively. These NOLs may be used to reduce future taxable income and expire periodically through fiscal year 2024. Due to uncertainties related to the realization of certain deferred tax assets for NOLs in various jurisdictions, the Company recorded a valuation allowance of $1,174 as of December 30, 2006 and $1,104 as of December 31, 2005. The amount of deferred income tax assets realizable, however, could change in the near future if estimates of future taxable income are changed.

Temporary differences which give rise to significant deferred income tax assets (liabilities) are as follows:

	December 30,	December 31,
	2006	2005
Current deferred income tax liabilities
Inventory differences	$(79,071)	$(68,250)
Accrued medical and workers compensation	22,114	16,134
Accrued expenses not currently deductible for tax	15,213	16,661
Net operating loss carryforwards	130	326
Total current deferred income tax assets (liabilities)	$(41,614)	$(35,129)
Long-term deferred income tax liabilities
Property and equipment	(40,194)	(44,900)
Postretirement benefit obligation	4,423	6,649
Share-based compensation	7,671	-
Net operating loss carryforwards	1,622	1,253
Valuation allowance	(1,174)	(1,104)
Other, net	1,604	1,144
Total long-term deferred income tax assets (liabilities)	$(26,048)	$(36,958)

These amounts are recorded in other current liabilities and other long-term liabilities in the accompanying consolidated balance sheets, as appropriate.

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
December 30, 2006, December 31, 2005 and January 1, 2005
(in thousands, except per share data)

defined in the individual lease agreements. Most of the leases provide that the Company pays taxes, maintenance, insurance and certain other expenses applicable to the leased premises and include options to renew. Management expects that, in the normal course of business, leases that expire will be renewed or replaced by other leases.

At December 30, 2006, future minimum lease payments due under non-cancelable operating leases with lease terms ranging from one year to twenty years through the year 2027 for all open stores are as follows:

Total
2007	$249,905
2008	222,693
2009	205,128
2010	185,473
2011	162,829
Thereafter	992,104
$2,018,132

At December 30, 2006 and December 31, 2005, future minimum sub-lease income to be received under non-cancelable operating leases is $7,333 and $7,929, respectively.

Net rent expense for fiscal 2006, fiscal 2005 and fiscal 2004 was as follows:

	2006	2005	2004
Minimum facility rentals	$217,588	$191,897	$169,449
Contingent facility rentals	1,090	1,334	1,201
Equipment rentals	5,735	4,128	5,128
Vehicle rentals	13,554	11,316	6,007
	237,967	208,675	181,785
Less: Sub-lease income	(4,166)	(3,665)	(3,171)
	$233,801	$205,010	$178,614

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
December 30, 2006, December 31, 2005 and January 1, 2005
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

The Company accrues for tax contingencies when it is probable that a liability to a taxing authority has been incurred and the amount of the contingency can be reasonably estimated, based on past experience. The Company’s tax contingency reserve is adjusted for changes in circumstances and additional uncertainties, such as significant amendments to existing tax law, both legislated and concluded through the various jurisdictions’ tax court systems. The Company had a tax contingency reserve of $6,415 and $7,588 at December 30, 2006 and December 31, 2005, respectively. It is the opinion of the Company’s management that the possibility is remote that costs in excess of those reserved for will have a material adverse impact on the Company’s financial position, results of operations or liquidity. The Company’s accounting for income tax contingencies will change subsequent to December 30, 2006 upon the adoption of FIN 48.

The Company has entered into employment agreements with certain team members that provide severance pay benefits under certain circumstances after a change in control of the Company or upon termination of the team member by the Company. The maximum contingent liability under these employment agreements is approximately $5,590 and $1,617 at December 30, 2006 and December 31, 2005, respectively, of which nothing has been accrued.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 30, 2006, December 31, 2005 and January 1, 2005
(in thousands, except per share data)

17. Benefit Plans:

401(k) Plan

The Company maintains a defined contribution team member benefit plan, which covers substantially all team members after one year of service and who have attained the age of twenty-one. The plan allows for team member salary deferrals, which are matched at the Company’s discretion. Company contributions were $7,726, $6,779 and $6,752 in fiscal 2006, fiscal 2005 and fiscal 2004, respectively.

Deferred Compensation

During the third quarter of fiscal 2003, the Company established an unqualified deferred compensation plan for certain team members. The Company has accounted for the unqualified deferred compensation plan in accordance with EITF 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested.” The liability related to the former Discount deferred compensation plan, which was terminated in May 2002, was merged into the new plan. This plan provides for a minimum and maximum deferral percentage of the team member’s base salary and bonus, as determined by the Retirement Plan Committee. The Company establishes and maintains a deferred compensation liability for this plan. The Company funds this liability by remitting the team member’s deferrals to a Rabbi Trust where these deferrals are invested in certain life insurance contracts. Accordingly, any change in the cash surrender value on these contracts, which are held in the Rabbi Trust to fund the deferred compensation liability, is recognized in the Company’s consolidated statement of operations. At December 30, 2006 and December 31, 2005 these liabilities were $3,402 and $2,693, respectively.

Postretirement Plan

The Company provides certain health care and life insurance benefits for eligible retired team members through a postretirement plan, or the Plan. These benefits are subject to deductibles, co-payment provisions and other limitations. The Plan has no assets and is funded on a cash basis as benefits are paid. During the second quarter of fiscal 2004, the Company amended the Plan to exclude outpatient prescription drug benefits to Medicare eligible retirees effective January 1, 2006. Due to this plan amendment, the Company's accumulated postretirement benefit obligation was reduced by $7,557, resulting in an unrecognized prior service cost in the same amount. The unrecognized prior service cost is being amortized over the 13-year estimated remaining life expectancy of the plan participants as allowed under SFAS No. 106, “Employers Accounting for Postretirement Benefits Other Than Pensions.”

Other financial information related to the plans was determined by the Company’s independent actuaries. The measurement date used by the actuaries was October 31 of each fiscal year. The following provides a reconciliation of the accrued benefit obligation included in other long-term liabilities in the accompanying consolidated balance sheets, recorded and the funded status of the plan as of December 30, 2006 and December 31, 2005:

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 30, 2006, December 31, 2005 and January 1, 2005
(in thousands, except per share data)

	2006	2005
Change in benefit obligation:
Benefit obligation at beginning of the year	$13,711	$14,625
Interest cost	726	802
Benefits paid	(794)	(1,513)
Actuarial gain	(3,126)	(203)
Benefit obligation at end of the year	10,517	13,711
Change in plan assets:
Fair value of plan assets at beginning of the year	-	-
Employer contributions	794	1,513
Participant contributions	1,088	2,336
Benefits paid	(1,882)	(3,849)
Fair value of plan assets at end of year	-	-
Funded Status	10,517	13,711
Reconciliation of funded status:
Funded status	(10,517)	(13,711)
Unrecognized prior service cost	-	(6,531)
Unrecognized actuarial loss	-	3,929
Accrued postretirement benefit cost	$(10,517)	$(16,313)

Net periodic postretirement benefit cost is as follows:

	2006	2005	2004

Service cost	$-	$-	$2
Interest cost	726	802	1,004
Amortization of the prior service cost	(581)	(581)	(436)
Amortization of recognized net losses	210	239	250
	$355	$460	$820

The health care cost trend rate was assumed to be 11.5% for 2007, 10.0% for 2008, 9.5% for 2009, 8.5% for 2010, 8.0% for 2011, 7.0% for 2012 and 5.0% to 6.0% for 2013 and thereafter. If the health care cost were increased 1% for all future years the accumulated postretirement benefit obligation would have increased by $285 as of December 30, 2006. The effect of this change on the combined service and interest cost would have been an increase of $26 for 2006. If the health care cost were decreased 1% for all future years the accumulated postretirement benefit obligation would have decreased by $258 as of December 30, 2006. The effect of this change on the combined service and interest cost would have been a decrease of $25 for 2006.

The postretirement benefit obligation and net periodic postretirement benefit cost was computed using the following weighted average discount rates as determined by the Company’s actuaries for each applicable year:

	2006	2005

Postretirement benefit obligation	5.50%	5.50%
Net periodic postretirement benefit cost	5.50%	5.75%

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 30, 2006, December 31, 2005 and January 1, 2005
(in thousands, except per share data)

The Company expects plan contributions to completely offset benefits paid. The following table summarizes the Company's expected benefit payments (net of retiree contributions) to be paid for each of the following fiscal years:

Amount
2007	$1,048
2008	1,100
2009	1,155
2010	1,138
2011	1,140
2012-2016	4,893

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

The Company adopted SFAS No. 158 on December 30, 2006. As a result, the Company recorded an actuarial gain to accumulated other comprehensive income, net of tax, and recognized previously unamortized prior service cost that had not yet been included in net periodic postretirement benefit cost as of December 30, 2006. The adoption of SFAS No. 158 had no impact on net income, but increased comprehensive income by $3,316, net of tax. The table below shows the incremental effect of applying SFAS No. 158 on individual line items in the Company’s consolidated balance sheet as of December 30, 2006:

	Before Application of Statement 158	Adjustments	After Application of Statement 158
Accrued expenses	$251,955	$1,020	$252,975
Other long-term liabilities	65,570	(4,336)	61,234
Accumulated other comprehensive income	156	3,316	3,472
Total stockholders' equity	1,027,538	3,316	1,030,854

At December 30, 2006, the net unrealized gain on the postretirement plan consists of an unrealized gain of $5,951 related to prior service cost and an unrealized net loss of $594 related to actuarial losses. Approximately $581 of the unrealized gain related to prior service cost is expected to be recognized as a component of net periodic postretirement benefit cost in fiscal 2007.

18. Share-Based Compensation Plans:

The Company has share-based compensation plans as allowed under its long-term incentive plan, or LTIP, which includes fixed stock options and deferred stock units, or DSUs. The stock options authorized to be granted are non-qualified stock options and terminate on the seventh anniversary of the grant date. Additionally, the stock options vest over a three-year period in equal installments beginning on the first anniversary of the grant date and contain no post-vesting restrictions other than normal trading black-out periods prescribed by the Company’s corporate governance policies. The Company grants DSUs annually to its Board of Directors as provided for in the Advance Auto Parts, Inc. Deferred Stock Unit Plan for Non-Employee Directors and Selected Executives, or the DSU Plan. Each DSU is equivalent to one share of common stock of the Company. The DSUs are immediately vested upon issuance but are held on behalf of the director until he or she ceases to be a director. The DSUs are then distributed to the director following his or her last date of service. Additionally, the DSU Plan provides for the deferral of compensation as earned in the form of an annual retainer for board members and wages for certain highly compensated employees of the Company. These deferred stock units are settled in common stock with the participants at a future date or over a specified time period as elected by the participants in accordance with the DSU Plan.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 30, 2006, December 31, 2005 and January 1, 2005
(in thousands, except per share data)

The following table summarizes the fixed stock option transactions for the fiscal year ended December 30, 2006:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Fixed Price Options
Outstanding at beginning of year	6,192	$24.46
Granted	2,116	40.38
Exercised	(741)	18.96
Forfeited	(298)	32.97
Outstanding at December 30, 2006	7,269	$29.31	4.58	$56,126

Outstanding, net of expected forfeitures	6,955	$29.00	4.58	$55,496

Outstanding and exercisable	3,341	$21.21	3.49	$48,249

The aggregate intrinsic value in the preceding table is based on the Company’s closing stock price of $35.56 as of the last trading day of the period ended December 30, 2006. The aggregate intrinsic value of options (the amount by which the market price of the stock on the date of exercise exceeded the exercise price of the option) exercised during the fiscal years ended December 30, 2006, December 31, 2005 and January 1, 2005, was $14,001, $77,611 and $60,793, respectively. As of December 30, 2006, there was $26,304 of unrecognized compensation expense related to non-vested fixed stock options that is expected to be recognized over a weighted average period of 1.8 years.

The weighted average fair value of stock options granted during the fiscal years ended December 30, 2006, December 31, 2005 and January 1, 2005, was $10.68, $10.54 and $8.28 per share, respectively. The fair value of each stock option was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Black-Scholes Option Valuation Assumptions (1)	2006	2005	2004

Risk-free interest rate (2)	4.6%	3.7%	3.3%
Expected dividend yield (3)	0.6%	-	-
Expected stock price volatility (4)	28.0%	33.2%	34.3%
Expected life of stock options (in months) (5)	44	48	48

(1)	Forfeitures are based on historical experience.
(2)	The risk-free interest rate is based on a U.S. Treasury constant maturity interest rate whose term is consistent with the expected life of the Company’s stock options.
(3)	The Company declared its first ever cash dividend beginning in its first quarter of 2006.
(4)	Expected volatility is based on the historical volatility of the Company’s common stock for the period consistent with the expected life of the Company’s stock options.
(5)	The expected life of the Company’s stock options represents the estimated period of time until exercise and is based on historical experience of such awards.

The Company granted seven and six DSUs in fiscal years 2006 and 2005, respectively at a weighted average fair value of $38.35 and $39.65, respectively. The DSUs are awarded at a price equal to the market price of the Company’s underlying stock on the date of the grant. For fiscal years 2006 and 2005, respectively, the Company recognized a total of $285 and $237, on a pre-tax basis, in compensation expense related to these DSU grants.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 30, 2006, December 31, 2005 and January 1, 2005
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

A total of 8,620 of shares were originally authorized under the LTIP. At December 30, 2006, there are 4,565 shares currently available for future issuance under the LTIP. The Company issues new shares of common stock upon exercise of stock options. Subsequent to December 30, 2006, the Company granted 1,440 stock appreciation rights to be settled in the Company’s common stock at a conversion price of $38.03 and 143 shares of restricted stock at a price of $38.03.

The Company also offers an employee stock purchase plan, or ESPP. Through 2005 all eligible employees, or team members, could elect to have a portion of compensation paid in the form of Company stock in lieu of cash calculated at 85% of fair market value at the beginning or end of the quarterly purchase period whichever was lower. Effective January 1, 2006, the ESPP was amended such that eligible team members may purchase common stock at 95% of fair market value at the date of purchase. There are annual limitations on team member elections of either $25 per team member or ten percent of compensation, whichever is less. Under the plan, team members acquired 90, 110 and 177 shares in fiscal years 2006, 2005 and 2004, respectively. At December 30, 2006, there were 1,461 shares available to be issued under the plan.

19. Fair Value of Financial Instruments:

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

20. Segment and Related Information:

The Company has the following two reportable segments: Advance Auto Parts, or AAP, and AI. The AAP segment is comprised of store operations within the United States, Puerto Rico and the Virgin Islands which operate under the trade names “Advance Auto Parts,” “Discount Advance Auto Parts” and “Western Auto.” These stores offer a broad selection of brand name and proprietary automotive replacement parts, accessories and maintenance items for domestic and imported cars and light trucks, with no significant concentration in any specific product area. The AI segment consists solely of the operations of Autopart International, which continues to operate as an independent, wholly-owned subsidiary. AI’s business serves the growing commercial market in addition to warehouse distributors and jobbers located throughout the Northeastern region of the United States. The Company acquired AI in September 2005.

The Company evaluates each of its segment’s financial performance based on net sales and operating profit for purposes of making decisions and allocating resources. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in Note 2.

The following table summarizes financial information for each of the Company's business segments for the years ended December 30, 2006 and December 31, 2005, respectively.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 30, 2006, December 31, 2005 and January 1, 2005
(in thousands, except per share data)

2006	AAP	AI	Eliminations	Totals

Net sales	$4,505,437	$111,066	$-	$4,616,503
Income before provision for income taxes	368,818	1,097	-	369,915
Provision for income taxes	138,144	453	-	138,597
Segment assets	2,565,986	116,695	-	2,682,681
Depreciation and amortization	135,159	4,264	-	139,423
Capital expenditures	251,024	7,562	-	258,586

2005	AAP	AI	Eliminations	Totals

Net sales	$4,234,667	$30,304	$-	$4,264,971
Income before provision for income taxes	377,205	1,718	-	378,923
Provision for income taxes	143,514	684	-	144,198
Segment assets	2,446,226	95,923	-	2,542,149
Depreciation and amortization	119,184	754	-	119,938
Capital expenditures	215,585	629	-	216,214

21. Quarterly Financial Data (unaudited):

The following table summarizes quarterly financial data for fiscal years 2006 and 2005:

2006	First	Second	Third	Fourth
	(16 weeks)	(12 weeks)	(12 weeks)	(12 weeks)
Net sales	$1,393,010	$1,107,857	$1,099,486	$1,016,150
Gross profit	665,168	527,359	530,206	478,431
Income from continuing operations	74,081	62,936	58,947	35,354
Net income	74,081	62,936	58,947	35,354

Basic earning per share	0.69	0.60	0.56	0.34
Diluted earnings per share	0.68	0.59	0.56	0.33

2005	First	Second	Third	Fourth
	(16 weeks)	(12 weeks)	(12 weeks)	(12 weeks)
Net sales	$1,258,364	$1,023,146	$1,019,736	$963,725
Gross profit	600,931	482,050	481,415	450,082
Income from continuing operations	68,647	65,929	60,793	39,356
Net income	68,647	65,929	60,793	39,356

Basic earnings per share	0.64	0.61	0.56	0.36
Diluted earnings per share	0.63	0.60	0.55	0.36

Note: Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not round to per share amounts for the year.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Advance Auto Parts, Inc. and Subsidiaries
Roanoke, Virginia

We have audited the consolidated financial statements of Advance Auto Parts, Inc. and subsidiaries (the Company) as of December 30, 2006 and December 31, 2005, and for each of the three years in the period ended December 30, 2006 (which report expresses an unqualified opinion on those financial statements and includes an explanatory paragraph regarding the Company’s adoption of new accounting standards), management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 30, 2006, and the effectiveness of the Company’s internal control over financial reporting as of December 30, 2006, and have issued our reports thereon dated February 27, 2007; such consolidated financial statements and reports are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedules of the Company listed in Item 15(a)(2). These consolidated financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

McLean, Virginia
February 27, 2007

ADVANCE AUTO PARTS, INC.
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
Condensed Parent Company Balance Sheets
December 30, 2006 and December 31, 2005
(in thousands, except per share data)

	December 30,	December 31,
	2006	2005
Assets
Cash and cash equivalents	$23	$23
Receivables, net	-	295
Other current assets	3	3
Investment in subsidiary	1,417,907	1,162,060
Total assets	$1,417,933	$1,162,381

Liabilities and stockholders' equity
Accrued expenses	$57	$57
Dividends payable	6,320	-
Intercompany payable, net	380,702	242,553
Total liabilities	387,079	242,610
Stockholders' equity
Preferred stock, nonvoting, $0.0001 par value,
10,000 shares authorized; no shares issued or outstanding	-	-
Common stock, voting $0.0001 par value; 200,000
shares authorized; 105,351 shares issued and outstanding
in 2006 and 109,637 issued 108,198 outstanding in 2005	11	11
Additional paid-in capital	414,153	564,965
Treasury stock, at cost, 1,439 shares in 2005	-	(55,668)
Accumulated other comprehensive income	3,472	3,090
Retained earnings	613,218	407,373
Total stockholders' equity	1,030,854	919,771
Total liabilities and stockholders' equity	$1,417,933	$1,162,381

The accompanying notes to condensed parent company financial information are an integral part of this schedule.

ADVANCE AUTO PARTS, INC.
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
Condensed Parent Company Statements of Operations
For the Years Ended December 30, 2006, December 31, 2005 and January 1, 2005
(in thousands, except per share data)

	For the Years Ended
	2006	2005	2004

Selling, general and administrative expenses	$165	$165	$166
Loss before (benefit) provision for income taxes	(165)	(165)	(166)
Income tax (benefit) provision	(58)	(59)	635
Loss before equity in earnings of subsidiaries	(107)	(106)	(801)
Equity in earnings of subsidiaries	231,425	234,831	188,789
Net income	$231,318	$234,725	$187,988

Net income per basic share	$2.18	$2.17	$1.70
Net income per diluted share	$2.16	$2.13	$1.66

Average common shares outstanding	106,129	108,318	110,846
Dilutive effect of stock options	995	1,669	2,376
Average common shares outstanding - assuming dilution	107,124	109,987	113,222

The accompanying notes to condensed parent company financial information are an integral part of this schedule.

ADVANCE AUTO PARTS, INC.
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
Condensed Parent Company Statements of Cash Flows
For the Years Ended December 30, 2006, December 31, 2005 and January 1, 2005
(in thousands)

	For the Years Ended
	2006	2005	2004

Cash flows from operating activities:
Net income	$231,318	$234,725	$187,988
Adjustments to reconcile net income to net cash
provided by (used in) operations:
Provision for deferred income taxes	-	-	56
Equity in earnings of subsidiary	(231,425)	(234,831)	(188,789)
Net decrease (increase) in working capital	295	(95)	(211)
Net cash provided by (used in) operating activities	188	(201)	(956)
Cash flows from investing activities:
Change in net intercompany with subsidiaries	(188)	201	956
Net cash provided by investing activities	(188)	201	956
Cash flows from financing activities:	-	-	-
Net increase (decrease) in cash and cash equivalents	-	-	-
Cash and cash equivalents, beginning of year	23	23	23
Cash and cash equivalents, end of year	$23	$23	$23

Supplemental cash flow information:
Interest paid	$-	$-	$-
Income taxes paid, net	-	-	-
Noncash transactions:
Retirement of common stock	$192,339	$193,185	$-
Declared but unpaid cash dividends	6,320
Cash dividends paid by Stores on behalf of Parent	19,153	-	-
Proceeds received by Stores from stock transactions under the
Parent's stock subscription plan and Stores' stock option plan	17,203	28,696	20,470
Repurchase of Parent's common stock by Stores	(137,560)	(101,594)	(146,370)

The accompanying notes to condensed parent company financial information are an integral part of this schedule.

ADVANCE AUTO PARTS, INC.
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
Notes to Condensed Parent Company Statements
December 30, 2006 and December 31, 2005
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

2. Organization

Advance Auto Parts, Inc. (“the Company”) is a holding company, which was the 100% shareholder of Advance Stores Company, Incorporated and its subsidiaries ("Stores") during the periods presented. The parent/subsidiary relationship between the Company and Stores includes certain related party transactions. These transactions consist primarily of interest on intercompany advances, dividends, capital contributions and allocations of certain costs. Deferred income taxes have not been provided for financial reporting and tax basis differences on the undistributed earnings of the subsidiaries. The Company fully and unconditionally guarantees the revolving credit facility of Stores.

3. Summary of Significant Accounting Policies

Accounting Period

The Company's fiscal year ends on the Saturday nearest the end of December, which results in an extra week every six years. All fiscal years presented include 52 weeks of operations.

New Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS No. 159.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS No. 157.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” or FIN 48.  FIN 48 clarifies the accounting and reporting for income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material impact on its financial condition, results of operations or cash flows as the Company utilizes the separate return method of allocating income taxes to the separate financial statements of the consolidated entity.

See Notes to Consolidated Financial Statements for Additional Disclosures.

ADVANCE AUTO PARTS, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Allowance for doubtful accounts receivable:	Balance at Beginning of Period	Charges to Expenses	Deductions		Other		Balance at End of Period
January 1, 2005	$9,130	$2,236	$(3,263)	(1)	$-		$8,103
December 31, 2005	8,103	2,081	(6,066)	(1)	568	(2)	4,686
December 30, 2006	4,686	1,228	(1,274)	(1)	-		4,640

(1)	Accounts written off during the period. These amounts did not impact our statement of operations for any year presented.
(2)	Reserves assumed in the acquisition of Autopart International.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 28, 2007

ADVANCE AUTO PARTS, INC.
	By:	/s/ Michael O. Moore
Michael O. Moore Executive Vice President, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael N. Coppola	Chaiman, President, Chief Executive	February 28, 2007
Michael N. Coppola	Officer (Principal Executive
Officer)

/s/ Michael O. Moore	Executive Vice President, Chief	February 28, 2007
Michael O. Moore	Financial Officer (Principal
Financial and Accounting
Officer)

/s/ John C. Brouillard	Lead Director	February 28, 2007
John C. Brouillard

/s/ Lawrence P. Castellani	Director	February 28, 2007
Lawrence P. Castellani

/s/ Darren R. Jackson	Director	February 28, 2007
Darren R. Jackson

/s/ Nicholas J. LaHowchic	Director	February 28, 2007
Nicholas J. LaHowchic

/s/ William S. Oglesby	Director	February 28, 2007
William S. Oglesby

/s/ Gilbert T. Ray	Director	February 28, 2007
Gilbert T. Ray

/s/ Carlos A. Saladrigas	Director	February 28, 2007
Carlos A. Saladrigas

/s/ William L. Salter	Director	February 28, 2007
William L. Salter

/s/ Francesca Spinelli	Director	February 28, 2007
Francesca Spinelli

S-1

EXHIBIT INDEX

Exhibit Number	Description

3.1(6)	Restated Certificate of Incorporation of Advance Auto Parts, Inc. (“Advance Auto”)(as amended on May 19, 2004).
3.2	Bylaws of Advance Auto. (as amended on November 15, 2006).
10.1(11)
Credit Agreement dated as of October 5, 2006 among Advance Auto, Advance Stores Company, Incorporated (“Advance Stores”), as borrower, the lenders party hereto and JPMorgan Chase Bank, N.A., as administrative agent.

10.2(11)	Guarantee Agreement dated as of October 5, 2006 among Advance Auto and JP Morgan Chase Bank N.A., as administrative agent.
10.3(3)	Indemnity, Subrogation and Contribution Agreement dated as of November 28, 2001 among Advance Auto, Advance Stores, the Guarantors listed therein and JP Morgan Chase, as collateral agent.
10.4(1)	Lease Agreement dated as of January 1, 1997 between Nicholas F. Taubman and Advance Stores for the distribution center located at 1835 Blue Hills Drive, N.E., Roanoke, Virginia, as amended.
10.5(2)	Advance Auto 2001 Senior Executive Stock Option Plan.
10.6(2)	Form of Advance Auto 2001 Senior Executive Stock Option Agreement.
10.7(2)	Advance Auto 2001 Executive Stock Option Plan.
10.8(2)	Form of Advance Auto 2001 Stock Option Agreement.
10.9(6)	Form of Indemnity Agreement between each of the directors of Advance Auto and Advance Auto, as successor in interest to Advance Holding.
10.10(2)	Form of Advance Auto 2001 Stock Option Agreement for holders of Discount Auto Parts, Inc. (“Discount”) fully converted options.
10.11(2)
Purchase Agreement dated as of October 31, 2001 among Advance Stores, Advance Trucking Corporation, LARALEV, INC., Western Auto Supply Company, J.P. Morgan Securities Inc., Credit Suisse First Boston Corporation and Lehman Brothers Inc.

10.12(3)	Joinder to the Purchase Agreement dated as of November 28, 2001 by and among Advance Aircraft Company, Inc., Advance Merchandising Company, Inc., WASCO Insurance Agency, Inc., Western Auto of Puerto Rico, Inc., Western Auto of St. Thomas, Inc., Discount, DAP Acceptance Corporation, J.P. Morgan Securities, Inc., Credit Suisse First Boston Corporation and Lehman Brothers Inc.
10.13(4)	Form of Master Lease dated as of February 27, 2001 by and between Dapper Properties I, II and III, LLC and Discount.
10.14(3)	Form of Amendment to Master Lease dated as of December 28, 2001 between Dapper Properties I, II and III, LLC and Discount.
10.15(4)	Form of Sale-Leaseback Agreement dated as of February 27, 2001 by and between Dapper Properties I, II and III, LLC and Discount.
10.16(3)
Substitution Agreement dated as of November 28, 2001 by and among GE Capital Franchise Finance Corporation, Washington Mutual Bank, FA, Dapper Properties I, II and III, LLC, Autopar Remainder I, II and III, LLC, Discount and Advance Stores.

10.17(3)
First Amendment to Substitution Agreement dated as of December 28, 2001 by and among GE Capital Franchise Finance Corporation, Washington Mutual Bank, FA, Dapper Properties I, II and III, LLC, Autopar Remainder I, II and III, LLC, Discount, Advance Stores and Western Auto Supply Company.

10.18(7)	Reaffirmation Agreement dated as of November 3, 2004 among Advance Auto, Advance Stores, the lenders party thereto and JP Morgan Chase, as administrative agent and collateral agent.
10.19(5)	Advance Auto Parts, Inc. 2004 Long-Term Incentive Plan.
10.20(5)	Form of Advance Auto Parts, Inc. 2004 Long-Term Incentive Plan Stock Option Agreement.
10.21(5)	Form of Advance Auto Parts, Inc. 2004 Long-Term Incentive Plan Award Notice.
10.22(5)	Advance Auto Parts, Inc. Deferred Stock Unit Plan for Non-Employee Directors and Selected Executives.
10.23(8)	Amended Advance Auto Parts, Inc. Employee Stock Purchase Plan.
10.24(8)	Advance Auto Parts, Inc. Deferred Compensation Plan.
10.25(8)	Advance Auto Parts, Inc. 2006 Executive Bonus Plan.
10.26(9)	Form of Employment Agreement among Advance Auto and Advance Stores and Michael N. Coppola, Paul W. Klasing, Michael O. Moore, David B. Mueller, Elwyn G. Murray III, Jimmie L. Wade and Keith A. Oreson.

Exhibit Number	Description

10.27(10)	Release and Termination Agreement dated as of October 5, 2006, among Advance Auto, Advance Stores Company, Incorporated and JPMorgan Chase Bank, N.A., as administrative agent.
10.28(11)	Form of Advance Auto Parts, Inc. 2007 Restricted Stock Award.
10.29(11)	Form of Advance Auto Parts, Inc. 2007 Stock Appreciation Right Award.
21.1	Subsidiaries of Advance Auto.
23.1	Consent of Deloitte & Touche LLP.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
------------------------------

(1)	Filed on June 4, 1998 as an exhibit to Registration Statement on Form S-4 (No. 333-56013) of Advance Stores Company, Incorporated.
(2)	Furnished on November 6, 2001 as an exhibit to Amendment No. 2 to Registration Statement on Form S-4 (No. 333-68858) of Advance Auto Parts, Inc.
(3)	Filed on January 22, 2002 as an exhibit to Registration Statement on Form S-4 (No. 333-81180) of Advance Stores Company, Incorporated.
(4)	Filed on April 2, 2001 as an exhibit to the Quarterly Report on Form 10-Q of Discount.
(5)	Filed on August 16, 2004 as an exhibit to the Quarterly Report on Form 10-Q of Advance Auto Parts, Inc.
(6)	Filed on May 20, 2004 as an exhibit to Current Report on Form 8-K of Advance Auto Parts, Inc.
(7)	Filed on November 9, 2004 as an exhibit to Current Report on Form 8-K of Advance Auto Parts, Inc.
(8)	Filed on March 16, 2006 as an exhibit to the Annual Report on Form 10-K of Advance Auto Parts, Inc.
(9)	Filed on April 6, 2006 as an exhibit to the Annual Report on Form 8-K of Advance Auto Parts, Inc.
(10)	Filed on October 12, 2006 as an exhibit to Current Report on Form 8-K of Advance Auto Parts, Inc.
(11)	Filed on February 26, 2007 as an exhibit to Current Report on Form 8-K of Advance Auto Parts, Inc.