Form 10-Q
period 2007-04-21
ADVANCE AUTO PARTS INC
filed 2007-05-31
CIK 1158449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 21, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________.

Commission file number 001-16797

ADVANCE AUTO PARTS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	54-2049910 (I.R.S. Employer Identification No.)

5008 Airport Road, Roanoke, Virginia 24012
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

As of May 29, 2007, the registrant had outstanding 106,457,647 shares of Common Stock, par value $0.0001 per share (the only class of common stock of the registrant outstanding).

i

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
April 21, 2007 and December 30, 2006
(in thousands, except per share data)
(unaudited)

	April 21,	December 30,
Assets	2007	2006

Current assets:
Cash and cash equivalents	$16,983	$11,128
Receivables, net	89,754	97,046
Inventories, net	1,556,052	1,463,340
Other current assets	29,418	40,459
Total current assets	1,692,207	1,611,973
Property and equipment, net of accumulated depreciation of
$706,731 and $670,571	1,016,046	994,977
Assets held for sale	1,448	1,548
Goodwill	33,718	33,718
Intangible assets, net	27,596	27,926
Other assets, net	10,299	12,539
	$2,781,314	$2,682,681
Liabilities and Stockholders' Equity
Current liabilities:
Bank overdrafts	$5,707	$34,206
Current portion of long-term debt	62	67
Financed vendor accounts payable	118,246	127,543
Accounts payable	768,621	651,587
Accrued expenses	254,859	252,975
Other current liabilities	47,173	47,042
Total current liabilities	1,194,668	1,113,420
Long-term debt	404,150	477,173
Other long-term liabilities	64,537	61,234
Commitments and contingencies
Stockholders' equity:
Preferred stock, nonvoting, $0.0001 par value,
10,000 shares authorized; no shares issued or outstanding	-	-
Common stock, voting, $0.0001 par value, 200,000
shares authorized; 106,058 shares issued and outstanding
in 2007 and 105,351 issued and outstanding in 2006	11	11
Additional paid-in capital	434,420	414,153
Accumulated other comprehensive income	2,846	3,472
Retained earnings	680,682	613,218
Total stockholders' equity	1,117,959	1,030,854
	$2,781,314	$2,682,681

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
For the Sixteen Week Periods Ended
April 21, 2007 and April 22, 2006
(in thousands, except per share data)
(unaudited)

	Sixteen Week Periods Ended
	April 21,	April 22,
	2007	2006

Net sales	$1,468,120	$1,393,010
Cost of sales, including purchasing and warehousing costs	758,717	727,842
Gross profit	709,403	665,168
Selling, general and administrative expenses	574,710	538,870
Operating income	134,693	126,298
Other, net:
Interest expense	(11,274)	(10,163)
Other income, net	342	620
Total other, net	(10,932)	(9,543)
Income before provision for income taxes	123,761	116,755
Provision for income taxes	47,660	42,674
Net income	$76,101	$74,081

Basic earnings per share	$0.72	$0.69

Diluted earnings per share	$0.71	$0.68

Average common shares outstanding	105,694	107,879
Dilutive effect of share-based compensation	951	1,376
Average common shares outstanding - assuming dilution	106,645	109,255

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the Sixteen Week Periods Ended
April 21, 2007 and April 22, 2006
(in thousands)
(unaudited)

	Sixteen Week Periods Ended
	April 21,	April 22,
	2007	2006
Cash flows from operating activities:
Net income	$76,101	$74,081
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	45,426	39,833
Amortization of deferred debt issuance costs	69	193
Share-based compensation	5,398	5,045
Loss on disposal of property and equipment, net	3,370	173
Benefit for deferred income taxes	(6,087)	(1,163)
Excess tax benefit from share-based compensation	(3,607)	(2,663)
Net decrease (increase) in:
Receivables, net	4,041	9,716
Inventories, net	(92,712)	(53,790)
Other assets	13,316	15,454
Net increase in:
Accounts payable	117,034	67,311
Accrued expenses	21,491	10,130
Other liabilities	3,035	1,974
Net cash provided by operating activities	186,875	166,294
Cash flows from investing activities:
Purchases of property and equipment	(75,940)	(77,954)
Insurance proceeds related to damaged property	3,251	-
Proceeds from sales of property and equipment	239	5,111
Net cash used in investing activities	(72,450)	(72,843)
Cash flows from financing activities:
Decrease in bank overdrafts	(28,499)	(28,247)
(Decrease) increase in financed vendor accounts payable	(9,297)	6,082
Dividends paid	(12,682)	(6,479)
Borrowings under credit facilities	136,800	-
Payments on credit facilities	(209,800)	(8,175)
Proceeds from the issuance of common stock, primarily exercise
of stock options	11,262	8,576
Excess tax benefit from share-based compensation	3,607	2,663
Repurchase of common stock	-	(53,327)
Other	39	23
Net cash used in financing activities	(108,570)	(78,884)
Net increase in cash and cash equivalents	5,855	14,567
Cash and cash equivalents, beginning of period	11,128	40,783
Cash and cash equivalents, end of period	$16,983	$55,350

Supplemental cash flow information:
Interest paid	$12,861	$7,373
Income tax payments, net	40,665	20,622
Non-cash transactions:
Accrued purchases of property and equipment	17,948	36,852
Repurchases of common stock not settled	-	13,154
Retirement of common stock	-	79,177
Reclassification of other comprehensive income	(626)	1,440
Adoption of FIN No. 48, net of tax	2,275	-

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Sixteen Week Periods Ended April 21, 2007 and April 22, 2006
(in thousands, except per share data)
(unaudited)

1.	Basis of Presentation:

The accompanying condensed consolidated financial statements include the accounts of Advance Auto Parts, Inc. and its wholly owned subsidiaries, or the Company. All significant intercompany balances and transactions have been eliminated in consolidation.

The condensed consolidated balance sheets as of April 21, 2007 and December 30, 2006, the condensed consolidated statements of operations for the sixteen week periods ended April 21, 2007 and April 22, 2006, and the condensed consolidated statements of cash flows for the sixteen week periods ended April 21, 2007 and April 22, 2006, have been prepared by the Company. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial position of the Company, the results of its operations and cash flows have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s consolidated financial statements for the fiscal year ended December 30, 2006.

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

Cost of Sales and Selling, General and Administrative Expenses

The following table illustrates the primary costs classified in each major expense category:

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Sixteen Week Periods Ended April 21, 2007 and April 22, 2006
(in thousands, except per share data)
(unaudited)

Cost of Sales			SG&A

●	Total cost of merchandise sold including:		●	Payroll and benefit costs for retail and corporate team
	–	Freight expenses associated with moving		members, including share-based compensation;
		merchandise inventories from our vendors to our	●	Occupancy costs of retail and corporate facilities;
		distribution center;	●	Depreciation related to retail and corporate assets;
	–	Vendor incentives;	●	Advertising;
	–	Cash discounts on payments to vendors;	●	Costs associated with our commercial delivery
●	Inventory shrinkage;			program, including payroll and benefit costs,
●	Warranty costs;			and transportation expenses associated with moving
●	Costs associated with operating our distribution			merchandise inventories from our retail stores to
	network, including payroll and benefit costs, occupancy			our customer locations;
	costs and depreciation; and		●	Freight expenses associated with moving merchandise
●	Freight expenses associated with moving merchandise			inventories from our Local Area Warehouses, or LAWs,
	inventories from our distribution center to our retail stores.			and Parts Delivered Quickly warehouses, or PDQs,
to our retail stores after the customer has special
ordered the merchandise;
			●	Self-insurance costs;
			●	Professional services; and
			●	Other administrative costs, such as credit card service
fees, supplies, travel and lodging.

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

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Sixteen Week Periods Ended April 21, 2007 and April 22, 2006
(in thousands, except per share data)
(unaudited)

Preopening Expenses

Preopening expenses, which consist primarily of payroll and occupancy costs, are expensed as incurred.

Warranty Costs

The Company's vendors are primarily responsible for warranty claims. Warranty costs relating to merchandise (primarily batteries) sold under warranty, which are not covered by vendors' warranties, are estimated based on the Company's historical experience and are recorded in the period the product is sold. The following table presents changes in the Company’s warranty reserves.

	April 21, 2007	December 30, 2006
	(16 weeks ended)	(52 weeks ended)

Warranty reserve, beginning of period	$13,069	$11,352
Reserves established	6,394	17,352
Reserves utilized	(5,408)	(15,635)

Warranty reserve, end of period	$14,055	$13,069

Sales Returns and Allowances

The Company’s accounting policy for sales returns and allowances consists of establishing reserves for estimated returns at the time of sale. The Company anticipates returns based on current sales levels and the Company’s historical return experience on a specific product basis.

Earnings Per Share of Common Stock

Basic earnings per share of common stock has been computed based on the weighted-average number of common shares outstanding, less stock held in treasury and shares of non-vested restricted stock, during the period. Diluted earnings per share of common stock reflects the increase in the weighted-average number of shares of common stock outstanding, outstanding deferred stock units and the impact of outstanding stock options, stock appreciation rights and shares of non-vested restricted stock, calculated on the treasury stock method.

Hedge Activities

The Company utilizes interest rate swaps to limit its cash flow risk on its variable rate debt. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the fair value of the Company’s outstanding hedges is recorded as an asset or liability in the accompanying condensed consolidated balance sheets at April 21, 2007 and December 30, 2006, respectively. The Company uses the “matched terms” accounting method as provided by Derivative Implementation Group Issue No. G9, “Assuming No Ineffectiveness When Critical Terms of the Hedging Instrument and the Hedge Transaction Match in a Cash Flow Hedge” for the interest rate swaps. Accordingly, the Company has matched the critical terms of each hedge instrument to the hedged debt. The Company uses the adjusted LIBOR interest rate and has the intent and ability to continue to use the adjusted LIBOR interest rate on its hedged borrowings. Therefore, the Company has recorded all adjustments to the fair value of the hedge instruments in accumulated other comprehensive income through the maturity date of the applicable hedge arrangement.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Sixteen Week Periods Ended April 21, 2007 and April 22, 2006
(in thousands, except per share data)
(unaudited)

The fair value of the interest rate swaps at April 21, 2007 and December 30, 2006 was a liability of $595 and an asset of $251, respectively. Any amounts received or paid under these hedges will be recorded in the statement of operations as earned or incurred.

Based on the estimated current and future fair values of the hedge arrangements at April 21, 2007, the Company estimates amounts currently included in accumulated other comprehensive income that will be reclassified to earnings in the next 12 months will consist of a gain of $579 associated with the interest rate swaps.

Financed Vendor Accounts Payable

The Company is party to a short-term financing program with a bank allowing it to extend its payment terms on certain merchandise purchases. The substance of the program is for the Company to borrow money from the bank to finance purchases from vendors. The Company records any discount given by the vendor to the value of its inventory and accretes this discount to the resulting short-term payable to the bank through interest expense over the extended term. At April 21, 2007 and December 30, 2006, $118,246 and $127,543, respectively, was payable to the bank by the Company under this program and is included in the accompanying consolidated balance sheets as Financed Vendor Accounts Payable.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires recognition of the overfunded or underfunded status of defined benefit postretirement plans as an asset or liability in the statement of financial position and to recognize changes in that funded status in comprehensive income in the year in which the changes occur. SFAS No. 158 also requires measurement of the funded status of a plan as of the date of the statement of financial position. The Company adopted the recognition provisions of SFAS No. 158 on December 30, 2006. SFAS No. 158 is effective for the measurement date provisions for fiscal years ending after December 15, 2008. The Company is currently evaluating the impact of adopting the measurement date provisions of SFAS No. 158.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS No. 157.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140.” SFAS No. 156 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for fiscal years beginning after September 15, 2006. Effective December 31, 2006, the Company adopted SFAS No. 156 with no material impact on its financial condition, results of operations or cash flows.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Sixteen Week Periods Ended April 21, 2007 and April 22, 2006
(in thousands, except per share data)
(unaudited)

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140.” SFAS No. 155 simplifies accounting for certain hybrid instruments currently governed by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” or SFAS No. 133, by allowing fair value remeasurement of hybrid instruments that contain an embedded derivative that otherwise would require bifurcation. SFAS No. 155 also eliminates the guidance in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” which provides such beneficial interests are not subject to SFAS No. 133. This statement amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125,” by eliminating the restriction on passive derivative instruments that a qualifying special-purpose entity may hold. SFAS No. 155 is effective for financial instruments acquired or issued after the beginning of the Company’s fiscal year 2007. Effective December 31, 2006, the Company adopted SFAS No. 155 with no material impact on its financial condition, results of operations or cash flows.

2.	Income Taxes:

On December 31, 2006, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” or FIN 48.  FIN 48 clarifies the accounting and reporting for income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns.

As a result of the adoption of FIN 48 on December 31, 2006, the Company recorded an increase of $2,275 to the liability for unrecognized tax benefits and a corresponding decrease in its balance of retained earnings. As of December 31, 2006, the gross amount of unrecognized tax benefits was $16,453. The entire amount, if recognized, would affect the effective tax rate.

The Company previously classified interest associated with tax contingencies in interest expense. The Company has not previously provided for any penalties associated with tax contingencies unless considered probable. With the adoption of FIN 48, the Company will provide for interest and penalties as a part of income tax expense. As of December 31, 2006, the gross amount of interest and penalties related to unrecognized tax benefits was $4,172.

During the next 12 months, it is possible that the Company could conclude on $3,000 to $4,000 of the contingencies associated with tax uncertainties (including unrecognized tax benefits, interest and penalties). The majority of these resolutions would be achieved through the completion of current income tax examinations.

The Company and its subsidiaries file a consolidated U.S. federal income tax return and state returns, some of which are on a consolidated basis, in the 40 states which have retail operations, plus Puerto Rico and the Virgin Islands. Numerous localities require income tax returns. The examination of the Company’s U.S. federal tax returns for the 3-year period ending 2003 was completed in March 2006. With respect to state and local jurisdictions, the Company and its subsidiaries are generally not subject to exam for any years prior to 2001.

3.	Share-Based Compensation:

The Company accounts for its share-based compensation plans in accordance with the provisions of SFAS No. 123R, “Share-Based Payment.” Historically, the Company has granted fixed stock options and deferred stock units to its employees under these plans. During the sixteen weeks ended April 21, 2007, the Company granted stock appreciation rights, or SARs, and shares of restricted stock as allowed under the Company’s long-term incentive

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Sixteen Week Periods Ended April 21, 2007 and April 22, 2006
(in thousands, except per share data)
(unaudited)

plan. Total share-based compensation expense included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations for the sixteen weeks ended April 21, 2007 and April 22, 2006 was $5,398 and $5,045, respectively.

SARs

During the sixteen weeks ended April 21, 2007, the Company granted 1,429 SARs to employees at a conversion price of $38.03. The Company calculated the fair value of the granted SARs using the Black-Scholes pricing model and will amortize the fair value compensation over the requisite service period using the straight-line method. The SARs vest over a three-year period in equal installments beginning on the first anniversary of the grant date and contain no post-vesting restrictions other than normal trading black-out periods prescribed by the Company’s corporate governance policies. Additionally, the SARs expire on the seventh anniversary of the grant date.

The grant-date fair value of each SAR was $11.36. At April 21, 2007, the remaining compensation expense to be recognized for this grant, net of estimated forfeitures, is $14,283. The Company used the following Black-Scholes option-pricing assumptions to determine the fair value of each SAR and stock option during the sixteen weeks ended April 21, 2007 and April 22, 2006, respectively:

Black-Scholes Option Valuation Assumptions (1)	April 21, 2007	April 22, 2006

Risk-free interest rate (2)	4.8%	4.6%
Expected dividend yield (3)	0.6%	0.6%
Expected stock price volatility (4)	29.0%	28.0%
Expected life of stock options and SARs (in months) (5)	51	44

(1)	Forfeitures are based on historical experience.
(2)	The risk-free interest rate is based on a U.S. Treasury constant maturity interest rate whose term is consistent with the expected life of the Company’s stock options.
(3)	The Company declared its first ever cash dividend beginning in its first quarter of 2006.
(4)	Expected volatility is based on the historical volatility of the Company’s common stock for the period consistent with the expected life of the Company’s stock options and SARs.
(5)	The expected life of the Company’s stock options and SARs represents the estimated period of time until exercise and is based on the Company’s historical experience of such stock options.

Restricted Stock

During the sixteen weeks ended April 21, 2007, the Company granted 142 shares of restricted stock to employees. These shares vest over a three-year period. During this period, holders of the restricted stock are entitled to dividend and voting rights. Shares of the restricted stock are restricted until they vest and cannot be sold by the recipient until the restriction has lapsed at the end of the three-year period.

The grant-date fair value of each share of restricted stock was $38.03, which was equal to the market price of the Company’s stock on the date of grant. At April 21, 2007, the remaining compensation expense to be recognized for this grant, net of estimated forfeitures, is $4,760. As the compensation is amortized over the vesting

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Sixteen Week Periods Ended April 21, 2007 and April 22, 2006
(in thousands, except per share data)
(unaudited)

period, additional paid-in capital is recognized accordingly. Shares of restricted stock are not included as shares outstanding in the calculation of basic earnings per share, but are included in the number of shares used to calculate diluted earnings per share, if dilutive.

4.	Goodwill and Intangible Assets:

The carrying amount and accumulated amortization of acquired intangible assets as of April 21, 2007 include:

	As of April 21, 2007
Acquired intangible assets	Gross Carrying	Accumulated	Net Book
subject to amortization:	Amount	Amortization	Value

Customer relationships	$9,600	$(1,472)	$8,128
Other	885	(217)	668
Total	$10,485	$(1,689)	$8,796

Acquired intangible assets
not subject to amortization:

Trademark and tradenames	$18,800	$-	$18,800

Intangible assets, net	$29,285	$(1,689)	$27,596

The Company recorded amortization expense of $330 for acquired intangible assets for the sixteen weeks ended April 21, 2007. The table below shows expected amortization expense for the next five years for acquired intangible assets recorded as of April 21, 2007.

2007	757
2008	1,087
2009	1,087
2010	1,059
2011	967

The changes in the carrying amount of goodwill for the sixteen weeks ended April 21, 2007 are as follows:

	AAP Segment	AI Segment	Total

Balance at December 30, 2006	$16,093	$17,625	$33,718
Fiscal 2007 activity	-	-	-
Balance at April 21, 2007	$16,093	$17,625	$33,718

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Sixteen Week Periods Ended April 21, 2007 and April 22, 2006
(in thousands, except per share data)
(unaudited)

5.	Receivables:

Receivables consist of the following:

	April 21, 2007	December 30, 2006

Trade	$14,210	$13,149
Vendor	70,897	73,724
Installment	975	2,336
Insurance recovery	5,193	9,676
Other	3,607	2,801
Total receivables	94,882	101,686
Less: Allowance for doubtful accounts	(5,128)	(4,640)
Receivables, net	$89,754	$97,046

6.	Inventories, net:

Inventories are stated at the lower of cost or market, cost being determined using the last-in, first-out ("LIFO") method for approximately 93% of inventories at both April 21, 2007 and December 30, 2006. Under the LIFO method, the Company’s cost of sales reflects the costs of the most currently purchased inventories while the inventory carrying balance represents the costs relating to prices paid in prior years. The Company’s costs to acquire inventory have been generally decreasing in recent years as a result of its significant growth. Accordingly, the cost to replace inventory is less than the LIFO balances carried for similar product. As a result of the LIFO method and the ability to obtain lower product costs, the Company recorded reductions to cost of sales of $10,319 and $2,940 for the sixteen weeks ended April 21, 2007 and April 22, 2006, respectively.

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

The Company capitalizes certain purchasing and warehousing costs into inventory. Purchasing and warehousing costs included in inventory, at FIFO, at April 21, 2007 and December 30, 2006, were $99,989 and $95,576, respectively. Inventories consist of the following:

	April 21, 2007	December 30, 2006

Inventories at FIFO	$1,462,966	$1,380,573
Adjustments to state inventories at LIFO	93,086	82,767
Inventories at LIFO	$1,556,052	$1,463,340

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Sixteen Week Periods Ended April 21, 2007 and April 22, 2006
(in thousands, except per share data)
(unaudited)
Replacement cost approximated FIFO cost at April 21, 2007, and December 30, 2006.

Inventory quantities are tracked through a perpetual inventory system. The Company uses a cycle counting program in all distribution centers, PDQs, LAWs and retail stores to ensure the accuracy of the perpetual inventory quantities of both merchandise and core inventory.

The Company establishes reserves for estimated shrink based on historical accuracy and effectiveness of the cycle counting program. The Company also establishes reserves for potentially excess and obsolete inventories based on current inventory levels and the historical analysis of product sales and current market conditions. The nature of the Company’s inventory is such that the risk of obsolescence is minimal and excess inventory has historically been returned to the Company’s vendors for credit. The Company provides reserves when less than full credit is expected from a vendor or when liquidating product will result in retail prices below recorded costs. The Company’s reserves against inventory for these matters were $31,602 and $31,376 at April 21, 2007 and December 30, 2006, respectively.

7.	Long-term Debt:

Long-term debt consists of the following:

	April 21, 2007	December 30, 2006
Senior Debt:
Revolving facility at variable interest rates
(6.17% and 6.13% at April 21, 2007 and December 30, 2006,
respectively) due October 2011	$403,800	$476,800
Other	412	440
	404,212	477,240
Less: Current portion of long-term debt	(62)	(67)
Long-term debt, excluding current portion	$404,150	$477,173

As of April 21, 2007, the Company had outstanding $403,800 under its revolving credit facility and had $66,768 in letters of credit outstanding, which reduced availability under the revolving credit facility to $279,432. In addition to the letters of credit, the Company maintains approximately $2,527 in surety bonds issued by its insurance provider primarily to utility providers and the departments of revenue for certain states. These letters of credit and surety bonds generally have a term of one year or less. The Company entered into its current $750,000 unsecured five-year revolving credit facility in October 2006 with Advance Stores Company, Incorporated, a subsidiary of the Company, serving as the borrower. The revolver replaced the Company’s term loans and revolver under the previous credit facility.

The interest rates on borrowings under the revolving credit facility will be based, at the Company’s option, on an adjusted LIBOR rate, plus a margin, or an alternate base rate, plus a margin. After an initial interest period, the Company may elect to convert a particular borrowing to a different type. The current margin is 0.75% and 0.0% per annum for the adjusted LIBOR and alternate base rate borrowings, respectively. A commitment fee will be charged on the unused portion of the revolver, payable in arrears. The current commitment fee rate is 0.150% per annum. Under the terms of the new revolving credit facility, the interest rate spread and commitment fee will be based on the Company’s credit rating. The revolving facility terminates on October 5, 2011.

The revolving credit facility is fully and unconditionally guaranteed by Advance Auto Parts, Inc. The

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Sixteen Week Periods Ended April 21, 2007 and April 22, 2006
(in thousands, except per share data)
(unaudited)

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

The Company was in compliance with the above covenants under the revolving credit facility at April 21, 2007.

8.	Comprehensive Income:

Comprehensive income includes changes in fair value of the Company’s interest rate swaps. Beginning in fiscal 2007, comprehensive income also includes the amortization of prior service credits related to its postretirement plan as a result of adopting of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” at December 30, 2006.

Comprehensive income for the sixteen weeks ended April 21, 2007 and April 22, 2006 is as follows:

	April 21, 2007	April 22, 2006

Net income	$76,101	$74,081
Unrealized (loss) gain on hedge arrangements,
net of tax	(516)	1,440
Amortization of negative prior service cost, net of tax	(110)	-
Comprehensive income	$75,475	$75,521

9.	Postretirement Plan:

The Company provides certain health and life insurance benefits for eligible retired team members through a postretirement plan, or the Plan. These benefits are subject to deductibles, co-payment provisions and other limitations. The Plan has no assets and is funded on a cash basis as benefits are paid. The Company’s postretirement liability is calculated annually by a third-party actuary. The discount rate utilized at December 30, 2006 was 5.5%, and remained unchanged through the sixteen weeks ended April 21, 2007. The Company expects fiscal 2007 plan contributions to completely offset benefits paid, consistent with fiscal 2006.

The components of net periodic postretirement benefit cost for the sixteen weeks ended April 21, 2007, and April 22, 2006 respectively, are as follows:

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Sixteen Week Periods Ended April 21, 2007 and April 22, 2006
(in thousands, except per share data)
(unaudited)

	Sixteen Weeks Ended
	April 21, 2007	April 22, 2006

Interest cost	$169	$223
Amortization of negative prior service cost	(179)	(178)
Amortization of unrecognized net losses	-	64
	$(10)	$109

10.	Segment and Related Information:

The Company has the following two reportable segments: Advance Auto Parts, or AAP, and Autopart International, or AI. The AAP segment is comprised of store operations within the United States, Puerto Rico and the Virgin Islands which operate under the trade names “Advance Auto Parts,” “Advance Discount Auto Parts” and “Western Auto.” These stores offer a broad selection of brand name and proprietary automotive replacement parts, accessories and maintenance items for domestic and imported cars and light trucks, with no significant concentration in any specific product area.

The AI segment consists solely of the operations of Autopart International, which operates as an independent, wholly-owned subsidiary. AI’s business serves the growing commercial market in addition to warehouse distributors and jobbers located throughout the Northeastern region of the United States.

The Company evaluates each of its segment’s financial performance based on net sales and operating profit for purposes of making decisions and allocating resources. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in Note 1.

The following table summarizes financial information for each of the Company's business segments for the sixteen weeks ended April 21, 2007 and April 22, 2006, respectively.

April 21, 2007	AAP	AI	Eliminations	Totals

Net sales	$1,432,113	$36,007	$-	$1,468,120
Operating income (loss)	136,363	(1,670)	-	134,693
Segment assets	2,648,576	132,738	-	2,781,314

April 22, 2006	AAP	AI	Eliminations	Totals

Net sales	$1,361,645	$31,365	$-	$1,393,010
Operating income	125,640	658	-	126,298
Segment assets	2,513,651	102,077	-	2,615,728

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

Although we believe that our plans, intentions and expectations as reflected in or suggested by those forward-looking statements are reasonable, we can give no assurance that the plans, intentions or expectations will be achieved. Listed below and discussed in our annual report on Form 10-K for the year ended December 30, 2006 are some important risks, uncertainties and contingencies which could cause our actual results, performances or achievements to be materially different from the forward-looking statements made in this report. These risks, uncertainties and contingencies include, but are not limited to, the following:

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

Management Overview

During the first quarter of fiscal 2007, we recorded earnings per diluted share of $0.71 compared to $0.68 for the same quarter of fiscal 2006. These results were primarily driven by increased sales and higher gross margin offset by an increase in certain fixed operating expenses.

Although we continue to produce positive results, we believe that through our talented and experienced management team we have many opportunities to continue our growth and improve our performance. As previously announced during fourth quarter 2006, we are well underway with our comprehensive strategy review where we are taking an in-depth look at the automotive aftermarket industry and our customers. In connection with this review, we have already developed four key goals which we believe will begin our process of improving our operating and financial performance:

1.	Drive sales to both “do-it-yourself,” or DIY, and “do-it-for-me,” or DIFM, customers, including an increased focus on parts;
2.	Accelerate plans to reduce selling, general and administrative expenses, some of which are already underway;
3.	Re-examine all capital projects; and
4.	Begin implementation of certain initiatives identified in our comprehensive strategy review.

Consolidated Operating Results and Key Metrics

The following table highlights certain consolidated operating results and key metrics for the sixteen weeks ended April 21, 2007, and April 22, 2006.

	Sixteen Weeks Ended
	April 21, 2007	April 22, 2006

Total net sales (in thousands)	$1,468,120	$1,393,010
Total commercial net sales (in thousands)	$383,293	$348,850
Comparable store net sales growth	1.1%	3.9%
DIY comparable store net sales growth	(0.2%)	0.5%
DIFM comparable store net sales growth	5.2%	16.3%
Average net sales per store (in thousands)	$1,547	$1,567
Inventory per store (in thousands)	$494	$485
Selling, general and administrative expenses per store (in thousands)	$182	$184
Inventory turnover	1.64	1.70
Gross margin	48.3%	47.8%
Operating margin	9.2%	9.1%

Note: These metrics should be reviewed along with the footnotes to the table setting forth our selected store data in Item 6. "Selected Financial Data" in our annual report on Form 10-K for the fiscal year ended December 30, 2006, which was filed with the SEC on February 28, 2007. The footnotes contain descriptions regarding the calculation of these metrics. Average net sales per store and inventory turnover for the interim periods presented above were calculated using results of operations from the last 13 accounting periods.

Operating Segments

We conduct our operations in two reportable segments: Advance Auto Parts, or AAP, and Autopart International, or AI. The AAP segment is comprised of our store operations within the United States, Puerto Rico and the Virgin Islands which operate under the trade names “Advance Auto Parts,” “Advance Discount Auto Parts” and “Western Auto.” The AI segment consists solely of the operations of Autopart International, which operates as an independent, wholly-owned subsidiary.

AAP Segment

At April 21, 2007, we operated 3,055 stores within the United States, Puerto Rico and the Virgin Islands. We operated 3,020 stores throughout 40 states in the Northeastern, Southeastern and Midwestern regions of the

United States. These stores operated under the “Advance Auto Parts” trade name except for certain stores in the state of Florida, which operated under the “Advance Discount Auto Parts” trade name. These stores offer a broad selection of brand name and proprietary automotive replacement parts, accessories and maintenance items for domestic and imported cars and light trucks, with no significant concentration in any specific product area. In addition, we operated 35 stores under the “Western Auto” and “Advance Auto Parts” trade names, located primarily in Puerto Rico and the Virgin Islands. The Western Auto stores offer automotive tires and service in addition to automotive parts, accessories and maintenance items.

The following table sets forth information about our stores, including the number of new, closed and relocated stores, during the sixteen weeks ended April 21, 2007. We lease approximately 80% of our stores.

Sixteen Weeks Ended April 21, 2007
Number of stores at beginning of period	2,995
New stores	62
Closed stores	(2)
Number of stores, end of period	3,055
Relocated stores	8
Stores with commercial programs	2,493

AI Segment

At April 21, 2007, we operated 95 stores throughout New England and New York. These stores operated under the “Autopart International” trade name. These stores offer a broad selection of brand name and proprietary automotive replacement parts, accessories and maintenance items for domestic and imported cars and light trucks, with a greater focus on imported parts.

The following table sets forth information about our stores, including the number of new, closed and relocated stores, during the sixteen weeks ended April 21, 2007.

Sixteen Weeks Ended April 21, 2007
Number of stores at beginning of period	87
New stores	8
Closed stores	-
Number of stores, end of period	95
Stores with commercial programs	95

We anticipate that we will add a total of approximately 200 to 210 new AAP and AI stores during 2007 primarily through new store openings.

Commercial Program

Commercial sales represented approximately 26% of our total sales for the sixteen weeks ended April 21, 2007 compared to approximately 25% for the sixteen weeks ended April 22, 2006. At April 21, 2007, we operated commercial programs in 82% of our total stores, including 95 AI stores, slightly up from approximately 81% at the end of the prior year quarter. We continued to approach our goal of operating commercial programs in approximately

85% of our AAP store base.

We believe we have the opportunity to significantly grow our commercial business for the foreseeable future as we near our goal of total programs in addition to renewing our focus on higher comparative sales increases from our existing programs. We also believe that AI continues to supplement our commercial growth due to their established delivery programs and knowledge of the commercial industry, particularly for foreign makes and models of vehicles.

Share-Based Payments

We use the Black-Scholes option-pricing model to value all stock options and stock appreciation rights, or SARs, and straight-line method to amortize this fair value as compensation cost over the requisite service period. Total share-based compensation expense included in selling, general and administrative expenses in our statements of operations for the sixteen weeks ended April 21, 2007 and April 22, 2006 was $5.4 million and $5.0 million, respectively. The related income tax benefit was $2.1 million and $1.8 million, respectively.

As of April 21, 2007, we have $38.4 million of unrecognized compensation expense related to non-vested fixed stock options, SARs and shares of restricted stock we expect to recognize over a weighted-average period of 2.2 years.

Critical Accounting Policies

Our financial statements have been prepared in accordance with accounting policies generally accepted in the United States of America. Our discussion and analysis of the financial condition and results of operations are based on these financial statements. The preparation of these financial statements requires the application of accounting policies in addition to certain estimates and judgments by our management. Our estimates and judgments are based on currently available information, historical results and other assumptions we believe are reasonable. Actual results could differ from these estimates. During the first quarter of fiscal 2007, we consistently applied the critical accounting policies discussed in our annual report on Form 10-K for the year ended December 30, 2006. For a complete discussion regarding these critical accounting policies, refer to this annual report on Form 10-K.

Components of Statement of Operations

Net Sales

Net sales consist primarily of comparable store sales and new store net sales. We calculate comparable store sales based on the change in net sales starting once a store has been open for 13 complete accounting periods. We include relocations in comparable store sales from the original date of opening. We exclude net sales from the 35 Western Auto retail stores as a result of their unique product offerings. We also exclude the net sales from the 95 AI stores from our comparable store sales.

Cost of Sales

Our cost of sales consists of merchandise costs, net of incentives under vendor programs, inventory shrinkage and warehouse and distribution expenses. Gross profit as a percentage of net sales may be affected by variations in our product mix, price changes in response to competitive factors and fluctuations in merchandise costs and vendor programs. We seek to avoid fluctuation in merchandise costs and instability of supply by entering into long-term purchase agreements with vendors when we believe it is advantageous. Our gross profit may not be comparable to those of our competitors due to differences in industry practice regarding the classification of certain costs. See Note 1 in our condensed consolidated financial statements for additional discussion of these costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of store payroll, store occupancy (including rent), advertising expenses, other store expenses and general and administrative expenses, including salaries and related benefits of store support center team members, share-based compensation expense, store support center administrative office expenses, data processing, professional expenses and other related expenses.

Results of Operations

The following table sets forth certain of our operating data expressed as a percentage of net sales for the periods indicated.

	Sixteen Week Periods Ended
	(unaudited)
	April 21, 2007	April 22, 2006
Net sales	100.0%	100.0%
Cost of sales, including purchasing and warehousing costs	51.7	52.2
Gross profit	48.3	47.8
Selling, general and administrative expenses	39.1	38.7
Operating income	9.2	9.1
Interest expense	(0.8)	(0.7)
Other income, net	0.0	0.0
Provision for income taxes	3.2	3.1
Net income	5.2%	5.3%

Sixteen Weeks Ended April 21, 2007 Compared to Sixteen Weeks Ended April 22, 2006

Net sales for the sixteen weeks ended April 21, 2007 were $1,468.1 million, an increase of $75.1 million, or 5.4%, as compared to net sales for the sixteen weeks ended April 22, 2006. The net sales increase was due to an increase in comparable store sales of 1.1% and contributions from our new AAP and AI stores opened within the last year. The comparable store sales increase was driven by an increase in average ticket sales and customer traffic in our do-it-for-me, or DIFM, business and an increase in average ticket sales by our do-it-yourself, or DIY, customers offset by a decrease in DIY customer count. AI produced sales of $36.0 million, an increase of $4.6 million, or 14.8%. AI’s sales increase was primarily driven by our acceleration of new-store growth throughout 2006 and into the first quarter of 2007.

Gross profit for the sixteen weeks ended April 21, 2007 was $709.4 million, or 48.3% of net sales, as compared to $665.2 million, or 47.8% of net sales, for the sixteen weeks ended April 22, 2006. The increase in gross profit as a percentage of net sales reflects the positive impact of our ongoing category management initiatives, including improved procurement costs and a positive shift in sales mix, and lower logistics expense.

Selling, general and administrative expenses increased to $574.7 million, or 39.1% of net sales, for the sixteen weeks ended April 21, 2007, from $538.9 million, or 38.7% of net sales, for the sixteen weeks ended April 22, 2006. Selling, general and administrative expenses increased as a percentage of net sales as a result of:

•	an increase of 70 basis points in certain fixed costs as a percentage of sales during the quarter, including rent and depreciation, as a result of low comparative sales growth; and
•	an increase of 35 basis points for incentive compensation as compared to the first quarter in 2006.

These increases are partially offset by expenses occurring during the sixteen weeks ended April 22, 2006, including:

•	30 basis points of expense for our bi-annual store manager conference; and
•	20 basis points of unplanned expenses related to the resolution of certain legal matters and property damage costs.

Operating income for the sixteen weeks ended April 21, 2007 was $134.7 million, or 9.2% of net sales, as compared to $126.3 million, or 9.1% of net sales, for the sixteen weeks ended April 22, 2006. AAP produced operating income of $136.4 million, or 9.5% of net sales, for the sixteen weeks ended April 21, 2007 as compared to $125.6 million, or 9.2% of net sales, for the sixteen weeks ended April 22, 2006. This increase in operating income, as a percentage of net sales, was reflective of a more favorable gross profit rate as previously indicated in our overall discussion of gross profit partially offset by higher fixed expenses relative to lower than anticipated sales and an increase in incentive compensation. AI generated an operating loss of $1.7 million for the sixteen weeks ended April 21, 2007 as compared to operating income of $0.7 million for the same period last year. This decrease in operating income was primarily driven by less than anticipated sales during the first quarter, additional expenses associated with the transition to AI’s new distribution center and the reinvestment of resources to accelerate AI’s store growth.

Interest expense for the sixteen weeks ended April 21, 2007 was $11.3 million, or 0.8% of net sales, as compared to $10.2 million, or 0.7% of net sales, for the sixteen weeks ended April 22, 2006. The increase in interest expense is a result of higher average outstanding borrowings offset by slightly lower average borrowing rates during the sixteen weeks ended April 21, 2007 compared to the same period ended April 22, 2006.

Income tax expense for the sixteen weeks ended April 21, 2007 was $47.7 million, as compared to $42.7 million for the sixteen weeks ended April 22, 2006. Our effective income tax rate was 38.5% for the sixteen weeks ended April 21, 2007 compared to 36.6% for the same period ended April 22, 2006. The lower effective tax rate in the first quarter of 2006 was reflective of the favorable resolution of certain income tax contingencies. We believe our effective tax rate will slightly increase in future quarters as a result of adopting FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” or FIN 48, at the beginning of our first quarter in 2007. For a complete discussion of the adoption of FIN 48, see Note 2 of our condensed consolidated financial statements.

We generated net income of $76.1 million, or $0.71 per diluted share, for the sixteen weeks ended April 21, 2007, as compared to $74.1 million, or $0.68 per diluted share, for the sixteen weeks ended April 22, 2006. As a percentage of net sales, net income for the sixteen weeks ended April 21, 2007 was 5.2%, as compared to 5.3% for the sixteen weeks ended April 22, 2006.

Liquidity and Capital Resources

Overview of Liquidity

Our primary cash requirements include the purchase of inventory, capital expenditures, payment of cash dividends and contractual obligations. In addition, we have used available funds to repurchase shares of common stock under our stock repurchase program and to pay quarterly cash dividends. We have funded these requirements primarily through cash generated from operations supplemented by borrowings under our credit facilities as needed. We believe funds generated from our expected results of operations, available cash and cash equivalents and available borrowings under our revolving credit facility will be sufficient to fund our primary obligations for the next year.

At April 21, 2007, our cash and cash equivalents balance was $17.0 million, an increase of $5.9 million compared to December 30, 2006. This slight increase resulted primarily from using a significant portion of our cash generated from operations to invest in property and equipment, pay down the outstanding balance on our revolving credit facility and pay dividends to our shareholders during the sixteen weeks ended April 21, 2007. At April 21, 2007, we had outstanding indebtedness primarily consisting of borrowings of $403.8 million under our revolving credit facility. Additionally, we had $66.8 million in letters of credit outstanding, which reduced our total availability under the revolving credit facility to $279.4 million.

During the sixteen weeks ended April 21, 2007, we paid $12.7 million in dividends declared in the fourth quarter 2006 and first quarter 2007. Subsequent to April 21, 2007, our Board of Directors declared a quarterly dividend of $0.06 per share to be paid on July 6, 2007 to all common stockholders of record as of June 22, 2007.

Capital Expenditures

Our primary capital requirements have been the funding of our continued store expansion program, including new store openings and store acquisitions, store relocations and remodels, inventory requirements, the construction and upgrading of distribution centers, the development and implementation of proprietary information systems and our acquisitions.

Our capital expenditures were $75.9 million for the sixteen weeks ended April 21, 2007. These amounts included costs related to new store openings, the upgrade of our information systems, and remodels and relocations of existing stores. During the sixteen weeks ended April 21, 2007, we opened an aggregate of 70 AAP and AI stores, remodeled 34 AAP stores and relocated eight AAP stores. In 2007, we anticipate that our capital expenditures will be approximately $250 to $270 million, including an estimated $30 million for our ninth distribution center we expect to open in 2008.

Our future capital requirements will depend in large part on the number of and timing for new stores we open or acquire within a given year and the number of stores we relocate or remodel. We anticipate adding an aggregate of approximately 200 to 210 new AAP and AI stores and relocating 35 AAP stores during 2007. As previously mentioned in our 2006 Form 10-K, we have reviewed our remodel program scope and identified opportunities to reduce the investment. Accordingly, our capital expenditures for 2007 remodels have been reduced by more than $0.06 million per store. Further, we will be measuring the sales increase produced by our new remodel program and will determine the total number of 2007 remodels based on the sales results we achieve.

Vendor Financing Program

Historically, we have negotiated extended payment terms from suppliers that help finance inventory growth, and we believe that we will be able to continue financing much of our inventory growth through such extended payment terms. We have a short-term financing program with a bank for certain merchandise purchases. In substance, the program allows us to borrow money from the bank to finance purchases from our vendors. This program allows us to reduce further our working capital invested in current inventory levels and finance future inventory growth. Our revolving credit facility does not restrict availability under this program. At April 21, 2007, $118.2 million was payable to the bank by us under this program.

Analysis of Cash Flows

An analysis of our cash flows for the sixteen week period ended April 21, 2007 as compared to the sixteen week period ended April 22, 2006 is included below.

	Sixteen Week Periods Ended
	April 21, 2007	April 22, 2006
	(in millions)

Cash flows from operating activities	$186.9	$166.3
Cash flows from investing activities	(72.4)	(72.8)
Cash flows from financing activities	(108.6)	(78.9)
Net increase in cash and
cash equivalents	$5.9	$14.6

Operating Activities

For the sixteen weeks ended April 21, 2007, net cash provided by operating activities increased $20.6 million to $186.9 million, as compared to the sixteen weeks ended April 22, 2006. Significant components of this increase consisted of:

•	a $5.6 million increase in depreciation and amortization;
•	a $3.2 million increase in loss on disposal of property and equipment, net;
•	a $4.9 million decrease in cash flows from benefit for deferred income taxes;
•	a $10.8 million increase in cash flows from inventory, net of accounts payable;
•	a $5.7 million decrease in cash inflows primarily related to the timing in collections of vendor receivables; and
•	an $11.4 million increase in cash flows relating to the timing of accrued operating expenses.

Investing Activities

For the sixteen weeks ended April 21, 2007, net cash used in investing activities decreased by $0.4 million to $72.4 million, as compared to the sixteen weeks ended April 22, 2006. Significant components of this decrease consisted of:

•
a decrease in capital expenditures of $2.0 million resulting primarily from less spending on capital assets in our store locations, including the impact of fewer remodels and relocations as compared to our first quarter in prior year;

•	receipt of $3.3 million in insurance proceeds for the reimbursement of damaged property; and
•	a $4.9 million decrease in proceeds from sales of property and equipment and assets held for sale.

Financing Activities

For the sixteen weeks ended April 21, 2007, net cash used in financing activities increased by $29.7 million to $108.6 million, as compared to the sixteen weeks ended April 22, 2006. Significant components of this increase consisted of:

•	a $15.4 million cash outflow under our vendor financing program;
•	a $64.8 million net cash outflow from an increase in net payments on credit facilities;
•	a $6.2 million additional outflow of cash used to pay dividends;
•	$2.7 million more cash received from the issuance of common stock, primarily resulting from the exercise of stock options; and
•	a $53.3 million cash outflow in fiscal 2006 resulting from the repurchase of common stock.

Off-Balance-Sheet Arrangements and Contractual Obligations

In addition to our revolving credit facility, we also utilize operating leases as another source of financing. The amounts payable under these operating leases, which are considered to be off-balance-sheet arrangements, are included in our schedule of contractual obligations below.

Our future contractual obligations related to long-term debt, operating leases and other contractual obligations at April 21, 2007 were as follows:

Contractual Obligations	Total	Fiscal 2007	Fiscal 2008	Fiscal 2009	Fiscal 2010	Fiscal 2011	Thereafter
(in thousands)
Long-term debt	$404,212	$40	$75	$71	$73	$403,869	$84
Interest payments	$96,078	$16,162	$22,721	$22,656	$22,978	$11,547	$14
Letters of credit	$66,768	$15,562	$51,206	$-	$-	$-	$-
Operating leases (1)	$2,096,204	$171,921	$237,869	$214,415	$194,486	$210,371	$1,067,142
Purchase obligations (2)	$471	$346	$125	$-	$-	$-	$-
Other long-term liabilities(3)	$64,537	$-	$-	$-	$-	$-	$-

(1)
We lease certain store locations, distribution centers, office space, equipment and vehicles. Our property leases generally contain renewal and escalation clauses and other lease concessions. These provisions are considered in our calculation of our minimum lease payments which are recognized as expense on a straight-line basis over the applicable lease term. In accordance with SFAS No. 13. “Accounting for Leases,” as amended by SFAS No. 29, “Determine Contingent Rental,” any lease payments that are based upon an existing index or rate are included in our minimum lease payment calculations.

(2)	For the purposes of this table, purchase obligations are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Our open purchase orders are based on current inventory or operational needs and are fulfilled by our vendors within short periods of time. We currently do not have minimum purchase commitments under our vendor supply agreements nor are our open purchase orders for goods and services binding agreements. Accordingly, we have excluded open purchase orders from this table. The purchase obligation consists of certain commitments for training and development. This agreement expires in March 2008.
(3)	Primarily includes employee benefit accruals, restructuring and closed store liabilities and deferred income taxes for which no contractual payment schedule exists and we expect the payments to occur beyond twelve months from April 21, 2007. Additionally, other long-term liabilities include $16.5 million of unrecognized income tax benefits as a result of our adoption of FIN 48 as of December 31, 2006. During the next 12 months, it is possible that we could conclude on $3 to $4 million of the contingencies associated with these tax uncertainties, a portion of which may be settled in cash. We do not anticipate any significant impact on our liquidity and capital resources due to the conclusion of these tax matters.

Long Term Debt

Our primary source of financing is a $750 million unsecured five-year revolving credit facility with our subsidiary, Advance Stores Company, Incorporated, serving as the borrower. This facility replaced the term loans and revolver under our previous credit facility. Additionally, the facility provides for the issuance of letters of credit with a sub limit of $300 million and swingline loans in an amount not to exceed $50 million. We may request that the total revolving commitment be increased by an amount not exceeding $250 million during the term of the credit agreement. Voluntary prepayments and voluntary reductions of the revolving balance are permitted in whole or in part, at our option, in minimum principal amounts as specified in the revolving credit facility.

As of April 21, 2007, we had outstanding $403.8 million under the revolver and had $66.8 million in letters of credit outstanding, which reduced availability under the revolver to $279.4 million. At April 21, 2007, we also have interest rate swaps in place that effectively fix our interest rate exposure on approximately 55% of our debt.

The interest rates on the borrowings under the revolving credit facility will be based, at our option, on an adjusted LIBOR rate, plus a margin, or an alternate base rate, plus a margin. After an initial interest period, we may elect to convert a particular borrowing to a different type. The current margin is 0.75% and 0.0% per annum for the adjusted LIBOR and alternate base rate borrowings, respectively. A commitment fee will be charged on the unused portion of the revolver, payable in arrears. The current commitment fee rate is 0.150% per annum. Under the terms of the revolving credit facility, the interest rate spread and commitment fee will be based on our credit rating. The revolving facility terminates on October 5, 2011.

The revolving credit facility is fully and unconditionally guaranteed by Advance Auto Parts, Inc. The facility contains covenants restricting the ability of us and our subsidiaries to, among other things, (1) create, incur or assume additional debt (including hedging arrangements), (2) incur liens or engage in sale-leaseback transactions, (3) make loans and investments, (4) guarantee obligations, (5) engage in certain mergers, acquisitions and asset sales, (6) engage in transactions with affiliates, (7) change the nature of our business and the business conducted by its subsidiaries and (8) change our holding company status. We are required to comply with financial covenants with respect to a maximum leverage ratio and a minimum coverage ratio. The revolving credit facility also provides for customary events of default, including non-payment defaults, covenant defaults and cross-defaults to our other material indebtedness.

We are required to comply with financial covenants in the revolving credit facility with respect to (a) a maximum leverage ratio and (b) a minimum interest coverage ratio. We were in compliance with the above covenants under the revolving credit facility at April 21, 2007.

Credit Ratings

At April 21, 2007, we had a credit rating from Standard & Poor’s of BB+ and a credit rating of Ba1 from Moody’s Investor Service. The current pricing grid used to determine our borrowing rates under our revolving credit facility is based on such credit ratings. If these credit ratings decline, our interest expense may increase. Conversely, if these credit ratings improve, our interest expense may decrease.

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

New Accounting Pronouncements

Effective December 31, 2006, the Company adopted the provisions of FIN 48.  FIN 48 clarifies the accounting and reporting for income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. As a result of the adoption of FIN 48 on December 31, 2006, we recorded an increase of $2.3 million to the liability for unrecognized tax benefits and a corresponding decrease in our balance of retained earnings. For a complete discussion of the adoption of FIN 48, see Note 2 of our condensed consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140.” SFAS No. 156 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. Effective December 31, 2006, we adopted SFAS No. 156 with no material impact on our financial condition, results of operations or cash flows.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140.” SFAS No. 155 simplifies accounting for certain hybrid instruments currently governed by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” or SFAS No. 133, by allowing fair value remeasurement of hybrid instruments that contain an embedded derivative that otherwise would require bifurcation. SFAS No. 155 also eliminates the guidance in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” which provides such beneficial interests are not subject to SFAS No. 133. This statement amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125,” by eliminating the restriction on passive derivative instruments that a qualifying special-purpose entity may hold. SFAS No. 155 is effective for financial instruments acquired or issued after the beginning of our fiscal year 2007. Effective December 31, 2006, we adopted SFAS No. 155 with no material impact on our financial condition, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of SFAS No. 159.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires recognition of the overfunded or underfunded status of defined benefit postretirement plans as an asset or liability in the statement of financial position and to recognize changes in that funded status in comprehensive income in the year in which the changes occur. SFAS No. 158 also requires measurement of the funded status of a plan as of the date of the statement of financial position. We adopted the recognition provisions of SFAS No. 158 on December 30, 2006. SFAS No. 158 is effective for the measurement date provisions for fiscal years ending after December 15, 2008. We are currently evaluating the impact of adopting the measurement date provisions of SFAS No. 158.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of SFAS No. 157.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding market risk see “Item 7A. Quantitative and Qualitative Disclosures About Market Risks” in the Company’s Annual Report on Form 10-K for the year ended December 30, 2006. At April 21, 2007, there had not been a material change to the information regarding market risk disclosed in the Company’s Annual Report on Form 10-K for the year ended December 30, 2006.

ITEM 4.	CONTROLS AND PROCEDURES

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

There have been no changes in our internal control over financial reporting that occurred during the quarter ended April 21, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6.	EXHIBITS

3.1	(1)	Restated Certificate of Incorporation of Advance Auto Parts, Inc. ("Advance Auto")(as amended on May 19, 2004).

3.2	(2)	Bylaws of Advance Auto (as amended on November 15, 2006).

31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Filed on May 20, 2004 as an exhibit to Current Report on Form 8-K of Advance Auto.
(2) Filed on February 28, 2007 as an exhibit to the Annual Report on Form 10-K of Advance Auto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCE AUTO PARTS, INC.

May 31, 2007	By:	/s/ Michael O. Moore
Michael O. Moore Executive Vice President, Chief Financial Officer

S-1

EXHIBIT INDEX

Exhibit Number		Exhibit Description

3.1	(1)	Restated Certificate of Incorporation of Advance Auto (as amended on May 19, 2004).

3.2	(2)	Bylaws of Advance Auto (as amended on November 15, 2006).

31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Filed on May 20, 2004 as an exhibit to Current Report on Form 8-K of Advance Auto.
(2) Filed on February 28, 2007 as an exhibit to the Annual Report on Form 10-K of Advance Auto.