Form 10-Q
period 2007-07-14
ADVANCE AUTO PARTS INC
filed 2007-08-23
CIK 1158449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 14, 2007
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

As of August 22, 2007, the registrant had outstanding 102,228,000 shares of Common Stock, par value $0.0001 per share (the only class of common stock of the registrant outstanding).

i

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
July 14, 2007 and December 30, 2006
(in thousands, except per share data)
(unaudited)

	July 14,	December 30,
Assets	2007	2006

Current assets:
Cash and cash equivalents	$82,647	$11,128
Receivables, net	90,689	97,046
Inventories, net	1,560,507	1,463,340
Other current assets	45,128	40,459
Total current assets	1,778,971	1,611,973
Property and equipment, net of accumulated depreciation of
$727,145 and $670,571	1,019,252	994,977
Assets held for sale	2,796	1,548
Goodwill	33,718	33,718
Intangible assets, net	27,345	27,926
Other assets, net	13,307	12,539
	$2,875,389	$2,682,681
Liabilities and Stockholders' Equity
Current liabilities:
Bank overdrafts	$15,771	$34,206
Current portion of long-term debt	68	67
Financed vendor accounts payable	154,695	127,543
Accounts payable	736,563	651,587
Accrued expenses	298,097	252,975
Other current liabilities	44,420	47,042
Total current liabilities	1,249,614	1,113,420
Long-term debt	350,332	477,173
Other long-term liabilities	63,418	61,234
Commitments and contingencies
Stockholders' equity:
Preferred stock, nonvoting, $0.0001 par value,
10,000 shares authorized; no shares issued or outstanding	-	-
Common stock, voting, $0.0001 par value, 200,000
shares authorized; 107,057 shares issued and 106,962 outstanding
in 2007 and 105,351 issued and outstanding in 2006	11	11
Additional paid-in capital	467,782	414,153
Treasury stock, at cost, 95 shares	(3,898)	-
Accumulated other comprehensive income	5,435	3,472
Retained earnings	742,695	613,218
Total stockholders' equity	1,212,025	1,030,854
	$2,875,389	$2,682,681

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
For the Twelve and Twenty-Eight Week Periods Ended
July 14, 2007 and July 15, 2006
(in thousands, except per share data)
(unaudited)

	Twelve Week Periods Ended		Twenty-Eight Week Periods Ended
	July 14,	July 15,	July 14,	July 15,
	2007	2006	2007	2006

Net sales	$1,169,859	$1,107,857	$2,637,979	$2,500,867
Cost of sales, including purchasing and warehousing costs	606,998	580,498	1,365,715	1,308,340
Gross profit	562,861	527,359	1,272,264	1,192,527
Selling, general and administrative expenses	445,051	416,913	1,019,761	955,783
Operating income	117,810	110,446	252,503	236,744
Other, net:
Interest expense	(7,392)	(8,752)	(18,666)	(18,915)
Other income (expense), net	508	(21)	850	599
Total other, net	(6,884)	(8,773)	(17,816)	(18,316)
Income before provision for income taxes	110,926	101,673	234,687	218,428
Provision for income taxes	42,502	38,737	90,162	81,411
Net income	$68,424	$62,936	$144,525	$137,017

Basic earnings per share	$0.64	$0.60	$1.36	$1.28

Diluted earnings per share	$0.64	$0.59	$1.35	$1.27

Average common shares outstanding	106,486	105,650	106,034	106,923
Dilutive effect of share-based compensation	984	1,143	965	1,277
Average common shares outstanding - assuming dilution	107,470	106,793	106,999	108,200

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the Twenty-Eight Week Periods Ended
July 14, 2007 and July 15, 2006
(in thousands)
(unaudited)

	Twenty-Eight Week Periods Ended
	July 14,	July 15,
	2007	2006
Cash flows from operating activities:
Net income	$144,525	$137,017
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	79,436	70,860
Amortization of deferred debt issuance costs	120	338
Share-based compensation	10,412	9,892
Loss on disposal of property and equipment, net	3,990	453
Benefit for deferred income taxes	(13,385)	(7,425)
Excess tax benefit from share-based compensation	(10,618)	(3,427)
Net decrease (increase) in:
Receivables, net	3,101	7,395
Inventories, net	(97,167)	(66,027)
Other assets	(626)	5,391
Net increase (decrease) in:
Accounts payable	84,976	59,479
Accrued expenses	69,978	44,339
Other liabilities	5,242	(861)
Net cash provided by operating activities	279,984	257,424
Cash flows from investing activities:
Purchases of property and equipment	(115,652)	(132,015)
Insurance proceeds related to damaged property	3,251	-
Business acquisitions, net of cash acquired	-	(12,500)
Proceeds from sales of property and equipment	1,150	6,788
Net cash used in investing activities	(111,251)	(137,727)
Cash flows from financing activities:
Decrease in bank overdrafts	(18,435)	(11,873)
Increase in financed vendor accounts payable	27,152	9,160
Dividends paid	(19,093)	(12,839)
Borrowings under credit facilities	136,800	8,000
Payments on credit facilities	(263,600)	(16,350)
Proceeds from the issuance of common stock, primarily exercise
of stock options	32,599	10,586
Excess tax benefit from share-based compensation	10,618	3,427
Repurchase of common stock	(3,426)	(137,560)
Other	171	97
Net cash used in financing activities	(97,214)	(147,352)
Net increase (decrease) in cash and cash equivalents	71,519	(27,655)
Cash and cash equivalents, beginning of period	11,128	40,783
Cash and cash equivalents, end of period	$82,647	$13,128

Supplemental cash flow information:
Interest paid	$18,164	$14,245
Income tax payments, net	74,431	54,134
Non-cash transactions:
Accrued purchases of property and equipment	19,183	37,423
Repurchases of common stock not settled	472	-
Retirement of common stock	-	79,177
Reclassification of other comprehensive income	1,963	1,913
Adoption of FIN No. 48, net of tax	2,275	-

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Twenty-Eight Week Periods Ended July 14, 2007 and July 15, 2006
(in thousands, except per share data)
(unaudited)

1.	Basis of Presentation:

The accompanying condensed consolidated financial statements include the accounts of Advance Auto Parts, Inc. and its wholly owned subsidiaries, or the Company.  All significant intercompany balances and transactions have been eliminated in consolidation.

The condensed consolidated balance sheets as of July 14, 2007 and December 30, 2006, the condensed consolidated statements of operations for the twelve and twenty-eight week periods ended July 14, 2007 and July 15, 2006, and the condensed consolidated statements of cash flows for the twenty-eight week periods ended July 14, 2007 and July 15, 2006, have been prepared by the Company.  In the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial position of the Company, the results of its operations and cash flows have been made.

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

Cost of Sales and Selling, General and Administrative Expenses

The following table illustrates the primary costs classified in each major expense category:

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Twenty-Eight Week Periods Ended July 14, 2007 and July 15, 2006
(in thousands, except per share data)
(unaudited)

Cost of Sales			SG&A
●	Total cost of merchandise sold including:		●	Payroll and benefit costs for retail and corporate team
	–	Freight expenses associated with moving		members, including share-based compensation;
		merchandise inventories from our vendors to our	●	Occupancy costs of retail and corporate facilities;
		distribution center;	●	Depreciation related to retail and corporate assets;
	–	Vendor incentives;	●	Advertising;
	–	Cash discounts on payments to vendors;	●	Costs associated with our commercial delivery
●	Inventory shrinkage;			program, including payroll and benefit costs,
●	Warranty costs;			and transportation expenses associated with moving
●	Costs associated with operating our distribution			merchandise inventories from our retail stores to
	network, including payroll and benefit costs (and			our customer locations;
	including share-based compensation), occupancy costs		●	Freight expenses associated with moving merchandise
	and depreciation; and			inventories from our Local Area Warehouses, or LAWs,
●	Freight expenses associated with moving merchandise			and Parts Delivered Quickly warehouses, or PDQs,
	inventories from our distribution center to our retail stores.			to our retail stores after the customer has special
ordered the merchandise;
			●	Self-insurance costs;
			●	Professional services; and
			●	Other administrative costs, such as credit card service
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
For the Twelve and Twenty-Eight Week Periods Ended July 14, 2007 and July 15, 2006
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

	July 14, 2007	December 30, 2006
	(28 weeks ended)	(52 weeks ended)

Warranty reserve, beginning of period	$13,069	$11,352
Reserves established	11,062	17,352
Reserves utilized	(9,436)	(15,635)

Warranty reserve, end of period	$14,695	$13,069

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

Hedge Activities

The Company utilizes interest rate swaps to limit its cash flow risk on its variable rate debt. In accordance with Statement of Financial Accounting Standards, or SFAS, No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the fair value of the Company’s outstanding hedges is recorded as an asset or liability in the accompanying condensed consolidated balance sheets at July 14, 2007 and December 30, 2006, respectively. The Company uses the “matched terms” accounting method as provided by Derivative Implementation Group Issue No. G9, “Assuming No Ineffectiveness When Critical Terms of the Hedging Instrument and the Hedge Transaction Match in a Cash Flow Hedge” for the interest rate swaps.  Accordingly, the Company has matched the critical terms of each hedge instrument to the hedged debt. The Company uses the adjusted LIBOR interest rate and has the intent and ability to continue to use the adjusted LIBOR interest rate on its hedged borrowings. Therefore, the Company has recorded all adjustments to the fair value of the hedge instruments in accumulated other comprehensive income through the maturity date of the applicable hedge arrangement.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Twenty-Eight Week Periods Ended July 14, 2007 and July 15, 2006
(in thousands, except per share data)
(unaudited)

The fair value of the interest rate swaps at July 14, 2007 and December 30, 2006 was an asset of $3,791 and $251, respectively. Any amounts received or paid under these hedges will be recorded in the statement of operations as earned or incurred.

Based on the estimated current and future fair values of the hedge arrangements at July 14, 2007, the Company estimates amounts currently included in accumulated other comprehensive income that will be reclassified to earnings in the next 12 months will consist of a gain of $823 associated with the interest rate swaps.

Financed Vendor Accounts Payable

The Company is party to a short-term financing program with a bank allowing it to extend its payment terms on certain merchandise purchases. The substance of the program is for the Company to borrow money from the bank to finance purchases from vendors. The Company records any discount given by the vendor to the value of its inventory and accretes this discount to the resulting short-term payable to the bank through interest expense over the extended term. At July 14, 2007 and December 30, 2006, $154,695 and $127,543, respectively, was payable to the bank by the Company under this program and is included in the accompanying consolidated balance sheets as Financed Vendor Accounts Payable.

New Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board, or FASB, issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS No. 159.

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

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Twenty-Eight Week Periods Ended July 14, 2007 and July 15, 2006
(in thousands, except per share data)
(unaudited)

As a result of the adoption of FIN 48 on December 31, 2006, the Company recorded an increase of $2,275 to the liability for unrecognized tax benefits and a corresponding decrease in its balance of retained earnings. As of December 31, 2006, the gross amount of unrecognized tax benefits was $16,453.  The entire amount, if recognized, would affect the effective tax rate.  The amount of unrecognized tax benefits did not materially change from December 31, 2006 to July 14, 2007.

Prior to December 31, 2006, the Company classified interest associated with tax contingencies in interest expense.  The Company has not previously provided for any penalties associated with tax contingencies unless considered probable.  With the adoption of FIN 48, the Company will provide for interest and penalties as a part of income tax expense. As of December 31, 2006, the gross amount of interest and penalties related to unrecognized tax benefits was $4,172.

During the next 12 months, it is possible that the Company could conclude on $3,000 to $4,000 of the contingencies associated with unrecognized tax uncertainties (including tax benefits, interest and penalties).  The majority of these resolutions would be achieved through the completion of current income tax examinations.

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

The Company accounts for its share-based compensation plans in accordance with the provisions of SFAS No. 123R, “Share-Based Payment.” Historically, the Company has granted fixed stock options and deferred stock units, or DSUs, to its employees under these plans. During the twenty-eight weeks ended July 14, 2007, the Company granted stock appreciation rights, or SARs, and shares of restricted stock as allowed under the Company’s long-term incentive plan.  The Company also granted stock options and DSUs to its Board of Directors and interim Chief Executive Officer and President. Total share-based compensation expense included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations for the twelve and twenty-eight weeks ended July 14, 2007 was $5,014 and $10,412, respectively. Total share-based compensation expense included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations for the twelve and twenty-eight weeks ended July 15, 2006 was $4,847 and $9,892, respectively.

SARs

During the twenty-eight weeks ended July 14, 2007, the Company granted 1,444 SARs to employees at a weighted average conversion price of $38.07. The Company calculated the fair value of the granted SARs using the Black-Scholes pricing model and will amortize the fair value compensation over the requisite service period using the straight-line method. The SARs vest over a three-year period in equal installments beginning on the first anniversary of the grant date and contain no post-vesting restrictions other than normal trading black-out periods prescribed by the Company’s corporate governance policies. Additionally, the SARs expire on the seventh anniversary of the grant date.

The weighted average grant-date fair value of each SAR was $11.37.  At July 14, 2007, the remaining compensation expense to be recognized for this grant, net of estimated forfeitures, is $11,050. The Company used the following Black-Scholes option-pricing assumptions to determine the fair value of each SAR and stock option

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Twenty-Eight Week Periods Ended July 14, 2007 and July 15, 2006
(in thousands, except per share data)
(unaudited)

during the twenty-eight weeks ended July 14, 2007 and July 15, 2006, respectively:

Black-Scholes Option Valuation Assumptions (1)	July 14, 2007	July 15, 2006

Risk-free interest rate (2)	4.8%	4.6%
Expected dividend yield (3)	0.6%	0.6%
Expected stock price volatility (4)	29.0%	28.0%
Expected life of stock options and SARs (in months) (5)	51	44

(1)	Forfeitures are based on historical experience.
(2)	The risk-free interest rate is based on a U.S. Treasury constant maturity interest rate whose term is consistent with the expected life of the Company’s stock options.
(3)	The Company declared its first ever cash dividend beginning in its first quarter of 2006.
(4)	Expected volatility is based on the historical volatility of the Company’s common stock for the period consistent with the expected life of the Company’s stock options and SARs.
(5)	The expected life of the Company’s stock options and SARs represents the estimated period of time until exercise and is based on the Company’s historical experience of such stock options.

Restricted Stock

During the twenty-eight weeks ended July 14, 2007, the Company granted 154 shares of restricted stock to employees.  These shares vest over a three-year period. During this period, holders of the restricted stock are entitled to dividend and voting rights.  Shares of the restricted stock are restricted until they vest and cannot be sold by the recipient until the restriction has lapsed at the end of the three-year period.

The weighted average grant-date fair value of each share of restricted stock was $38.30, which was equal to the market price of the Company’s stock on the date of grant. At July 14, 2007, the remaining compensation expense to be recognized for this grant, net of estimated forfeitures, is $4,064. As the compensation is amortized over the vesting period, additional paid-in capital is recognized accordingly. Shares of restricted stock are not included as shares outstanding in the calculation of basic earnings per share, but are included in the number of shares used to calculate diluted earnings per share, if dilutive.

Stock Options and DSUs

During the twenty-eight weeks ended July 14, 2007, the Company granted 75 stock options and 8 DSU’s to its Board of Directors and interim Chief Executive Officer and President.  The Company determined the fair value of each stock option using the same Black-Scholes option-pricing assumptions as were used to value the SARs. The grant-date fair value of each stock option was $12.22. The DSUs were awarded at a price equal to the market price of the Company’s underlying stock price on the date of the grant.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Twenty-Eight Week Periods Ended July 14, 2007 and July 15, 2006
(in thousands, except per share data)
(unaudited)

4.	Goodwill and Intangible Assets:

The carrying amount and accumulated amortization of acquired intangible assets as of July 14, 2007 include:

	As of July 14, 2007

Acquired intangible assets subject to amortization:	Gross Carrying Amount	Accumulated Amortization	Net Book Value

Customer relationships	$9,600	$(1,694)	$7,906
Other	885	(246)	639
Total	$10,485	$(1,940)	$8,545

Acquired intangible assets not subject to amortization:

Trademark and tradenames	$18,800	$-	$18,800

Intangible assets, net	$29,285	$(1,940)	$27,345

The Company recorded amortization expense of $251 and $581 for acquired intangible assets for the twelve and twenty-eight weeks ended July 14, 2007, respectively. The table below shows expected amortization expense for the next five years for acquired intangible assets recorded as of July 14, 2007.

2007	$506
2008	$1,087
2009	$1,087
2010	$1,059
2011	$967

The changes in the carrying amount of goodwill for the twenty-eight weeks ended July 14, 2007 are as follows:

	AAP Segment	AI Segment	Total

Balance at December 30, 2006	$16,093	$17,625	$33,718
Fiscal 2007 activity	-	-	-
Balance at July 14, 2007	$16,093	$17,625	$33,718

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Twenty-Eight Week Periods Ended July 14, 2007 and July 15, 2006
(in thousands, except per share data)
(unaudited)

5.	Receivables:

Receivables consist of the following:

	July 14, 2007	December 30, 2006

Trade	$15,774	$13,149
Vendor	72,700	73,724
Installment	215	2,336
Insurance recovery	4,204	9,676
Other	2,729	2,801
Total receivables	95,622	101,686
Less: Allowance for doubtful accounts	(4,933)	(4,640)
Receivables, net	$90,689	$97,046

6.	Inventories, net:

Inventories are stated at the lower of cost or market, cost being determined using the last-in, first-out ("LIFO") method for approximately 93% of inventories at both July 14, 2007 and December 30, 2006. Under the LIFO method, the Company’s cost of sales reflects the costs of the most currently purchased inventories while the inventory carrying balance represents the costs relating to prices paid in prior years. The Company’s costs to acquire inventory have been generally decreasing in recent years as a result of the Company’s significant growth. Accordingly, the cost to replace inventory is less than the LIFO balances carried for similar product. As a result of the LIFO method and the ability to obtain lower product costs, the Company recorded reductions to cost of sales of $13,613 and $8,528 for the twenty-eight weeks ended July 14, 2007 and July 15, 2006, respectively.

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

The Company capitalizes certain purchasing and warehousing costs into inventory.  Purchasing and warehousing costs included in inventory, at FIFO, at July 14, 2007 and December 30, 2006, were $99,048 and $95,576, respectively.  Inventories consist of the following:

	July 14, 2007	December 30, 2006

Inventories at FIFO	$1,464,128	$1,380,573
Adjustments to state inventories at LIFO	96,379	82,767
Inventories at LIFO	$1,560,507	$1,463,340

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Twenty-Eight Week Periods Ended July 14, 2007 and July 15, 2006
(in thousands, except per share data)
(unaudited)

Replacement cost approximated FIFO cost at July 14, 2007, and December 30, 2006.

Inventory quantities are tracked through a perpetual inventory system.  The Company uses a cycle counting program in all distribution centers, PDQs, LAWs and retail stores to ensure the accuracy of the perpetual inventory quantities of both merchandise and core inventory.

The Company establishes reserves for estimated shrink based on historical accuracy and effectiveness of the cycle counting program. The Company also establishes reserves for potentially excess and obsolete inventories based on current inventory levels and the historical analysis of product sales and current market conditions. The nature of the Company’s inventory is such that the risk of obsolescence is minimal and excess inventory has historically been returned to the Company’s vendors for credit. The Company provides reserves when less than full credit is expected from a vendor or when liquidating product will result in retail prices below recorded costs. The Company’s reserves against inventory for these matters were $32,180 and $31,376 at July 14, 2007 and December 30, 2006, respectively.

7.	Long-term Debt:

Long-term debt consists of the following:

	July 14, 2007	December 30, 2006
Senior Debt:
Revolving facility at variable interest rates (6.13% and 6.13% at July 14, 2007 and December 30, 2006, respectively) due October 2011	$350,000	$476,800
Other	400	440
	350,400	477,240
Less: Current portion of long-term debt	(68)	(67)
Long-term debt, excluding current portion	$350,332	$477,173

As of July 14, 2007, the Company had outstanding $350,000 under its revolving credit facility and had $66,756 in letters of credit outstanding, which reduced availability under the revolving credit facility to $333,244. In addition to the letters of credit, the Company maintains approximately $2,527 in surety bonds issued by its insurance provider primarily to utility providers and the departments of revenue for certain states. These letters of credit and surety bonds generally have a term of one year or less.

The Company entered into its current $750,000 unsecured five-year revolving credit facility in October 2006 with Advance Stores Company, Incorporated, a subsidiary of the Company, serving as the borrower. The revolver replaced the Company’s term loans and revolver under the previous credit facility.

Additionally, the revolving credit facility provides for the issuance of letters of credit with a sub limit of $300,000 and swingline loans in an amount not to exceed $50,000. The Company may also request that the total revolving commitment be increased by an amount not exceeding $250,000 during the term of the credit agreement. Voluntary prepayments and voluntary reductions of the revolving balance are permitted in whole or in part, at the Company’s option, in minimum principal amounts as specified in the revolving credit facility.

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

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Twenty-Eight Week Periods Ended July 14, 2007 and July 15, 2006
(in thousands, except per share data)
(unaudited)

charged on the unused portion of the revolver, payable in arrears. The current commitment fee rate is 0.150% per annum. Under the terms of the revolving credit facility, the interest rate spread and commitment fee will be based on the Company’s credit rating. The revolving facility terminates on October 5, 2011.

The revolving credit facility is fully and unconditionally guaranteed by Advance Auto Parts, Inc. The facility contains covenants restricting the ability of the Company and its subsidiaries to, among other things, (1) create, incur or assume additional debt (including hedging arrangements), (2) incur liens or engage in sale-leaseback transactions, (3) make loans and investments, (4) guarantee obligations, (5) engage in certain mergers, acquisitions and asset sales, (6) engage in transactions with affiliates, (7) change the nature of the Company’s business and the business conducted by its subsidiaries and (8) change the holding company status of the Company. The Company is required to comply with financial covenants with respect to a maximum leverage ratio and a minimum consolidated coverage ratio. The revolving credit facility also provides for customary events of default, including non-payment defaults, covenant defaults and cross-defaults to the Company’s other material indebtedness.

The Company was in compliance with the above covenants under the revolving credit facility at July 14, 2007.

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

Comprehensive income for the twelve and twenty-eight weeks ended July 14, 2007 and July 15, 2006 is as follows:

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	July 14, 2007	July 15, 2006	July 14, 2007	July 15, 2006

Net income	$68,424	$62,936	$144,525	$137,017
Unrealized gain on hedge arrangements, net of tax	2,671	473	2,155	1,913
Amortization of negative prior service cost, net of tax	(82)	-	(192)	-
Comprehensive income	$71,013	$63,409	$146,488	$138,930

9.	Stock Repurchase Program:

During the twelve weeks ended July 14, 2007, the Company repurchased 95 shares of common stock at an aggregate cost of $3,898, or an average price of $40.86 per share. These shares were repurchased in accordance with the Company’s $300,000 stock repurchase program authorized by its Board of Directors in 2005. The program allows the Company to repurchase its common stock on the open market or in privately negotiated transactions from time to time in accordance with the requirements of the Securities and Exchange Commission. At July 14, 2007, 12 shares remained unsettled representing $472.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Twenty-Eight Week Periods Ended July 14, 2007 and July 15, 2006
(in thousands, except per share data)
(unaudited)

At July 14, 2007, the Company has repurchased a total of 5,304 shares of common stock under this program at an aggregate cost of $200,076, or an average price of $37.72 per share. All of the shares repurchased under the stock repurchase program, excluding the shares repurchased in the second quarter of 2007, have been previously retired.

Subsequent to July 14, 2007, the Company’s Board of Directors authorized a new $500,000 stock repurchase program. The new program cancelled and replaced its previous $300,000 stock repurchase program, which was nearly completed. As of August 22, 2007, the Company had repurchased an additional 4,888 shares at an aggregate cost of $160,616, of which 3,653 shares were repurchased under the new stock repurchase program at an aggregate cost of $118,288.

10.	Postretirement Plan:

The Company provides certain health and life insurance benefits for eligible retired team members through a postretirement plan, or the Plan. These benefits are subject to deductibles, co-payment provisions and other limitations. The Plan has no assets and is funded on a cash basis as benefits are paid.  The Company’s postretirement liability is calculated annually by a third-party actuary.  The discount rate utilized at December 30, 2006 was 5.5%, and remained unchanged through the twenty-eight weeks ended July 14, 2007. The Company expects fiscal 2007 plan contributions to completely offset benefits paid, consistent with fiscal 2006.

The components of net periodic postretirement benefit cost for the twelve and twenty-eight weeks ended July 14, 2007, and July 15, 2006 respectively, are as follows:

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	July 14, 2007	July 15, 2006	July 14, 2007	July 15, 2006

Interest cost	$127	$168	$296	$391
Amortization of negative prior service cost	(134)	(135)	(313)	(313)
Amortization of unrecognized net losses	-	49	-	113
	$(7)	$82	$(17)	$191

11.	Segment and Related Information:

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

The following table summarizes financial information for each of the Company's business segments for the twelve and twenty-eight weeks ended July 14, 2007 and July 15, 2006, respectively.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Twenty-Eight Week Periods Ended July 14, 2007 and July 15, 2006
(in thousands, except per share data)
(unaudited)

	Twelve Week Periods Ended
July 14, 2007	AAP	AI	Eliminations	Totals

Net sales	$1,135,986	$33,873	$-	$1,169,859
Operating income	116,741	1,069	-	117,810
Segment assets	2,735,565	139,824	-	2,875,389

July 15, 2006	AAP	AI	Eliminations	Totals

Net sales	$1,081,349	$26,508	$-	$1,107,857
Operating income	109,030	1,416	-	110,446
Segment assets	2,516,667	106,053	-	2,622,720

	Twenty-Eight Week Periods Ended
July 14, 2007	AAP	AI	Eliminations	Totals

Net sales	$2,568,099	$69,880	$-	$2,637,979
Operating income (loss)	253,104	(601)	-	252,503
Segment assets	2,735,565	139,824	-	2,875,389

July 15, 2006	AAP	AI	Eliminations	Totals

Net sales	$2,442,994	$57,873	$-	$2,500,867
Operating income	234,670	2,074	-	236,744
Segment assets	2,516,667	106,053	-	2,622,720

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

Management Overview

During the second quarter of fiscal 2007, we recorded earnings per diluted share of $0.64 compared to $0.59 for the same quarter of fiscal 2006. These results were primarily driven by increased sales and higher gross margin offset by an increase in certain fixed operating expenses.  Although we continue to produce positive operating results and cash flow, we continue to experience lower trends in comparable store sales due in part to macroeconomic challenges. We have recently completed the business strategy review discussed last quarter and have begun to take further detailed steps toward the previously identified goals to increase our sales, earnings and return on invested capital.

The initial goals identified in connection with the business strategy review and disclosed last quarter included:

1.	Drive sales to both “do-it-yourself,” or DIY, and “do-it-for-me,” or DIFM, customers;
2.	Accelerate plans to reduce selling, general and administrative expenses, some of which are already underway;
3.	Re-examine all capital projects; and
4.	Begin implementation of certain initiatives identified in our strategy review.

First, we plan on increasing sales to both DIY and DIFM customers through improved parts availability. We plan to focus more on late model and foreign vehicles while returning our primary focus to the parts category. This enhanced parts availability will be funded partially from available working capital as we transition from other less productive inventory. Second, we are increasing our focus on the commercial business.  Commercial sales represented approximately 26% of our total sales for both the twelve and twenty-eight weeks ended July 14, 2007 compared to approximately 25% for both the twelve and twenty-eight weeks ended July 15, 2006.  At July 14, 2007, we operated commercial programs in 82% of our total stores, including all of the 100 AI stores, consistent with the prior year quarter. We will provide more details as initiatives are implemented. Third, we plan to improve the efficiency and sales productivity on our sales floor by streamlining certain product assortments located on the sales floor and reducing the frequency of changeover in product among other things.

In addition to increasing sales, we are focused on reducing selling, general and administrative expenses and improving return on invested capital. Subsequent to the end of our second quarter, a plan was announced to eliminate 250 positions at our store support center and other field support. We have also reduced the number of stores we plan to open, relocate and remodel for the remainder of 2007 and 2008. Additionally, we are in the process of reviewing our entire advertising area and have already identified and eliminated certain expenses and programs, including our Advance TV network, for which we were not achieving an acceptable return.  Lastly, we have evaluated all of our planned capital investments in logistics, information technology and other support areas and eliminated those investments that did not demonstrate an acceptable return.

Consolidated Operating Results and Key Metrics

The following table highlights certain consolidated operating results and key metrics for the twelve and twenty-eight weeks ended July 14, 2007, and July 15, 2006.

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	July 14, 2007	July 15, 2006	July 14, 2007	July 15, 2006

Total net sales (in thousands)	$1,169,859	$1,107,857	$2,637,979	$2,500,867
Total commercial net sales (in thousands)	$305,153	$273,739	$688,446	$622,589
Comparable store net sales growth	1.3%	1.2%	1.2%	2.7%
DIY comparable store net sales growth	(0.1%)	(1.0%)	(0.1%)	(0.1%)
DIFM comparable store net sales growth	5.8%	9.1%	5.4%	13.1%
Average net sales per store (in thousands)	$1,547	$1,568	$1,547	$1,568
Inventory per store (in thousands)	$490	$482	$490	$482
Selling, general and administrative expenses per store (in thousands)	$140	$140	$320	$322
Inventory turnover	1.65	1.71	1.65	1.71
Gross margin	48.1%	47.6%	48.2%	47.7%
Operating margin	10.1%	10.0%	9.6%	9.5%

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

Operating Segments

We conduct our operations in two reportable segments: Advance Auto Parts, or AAP, and Autopart International, or AI.  The AAP segment is comprised of our store operations within the United States and Puerto Rico and the Virgin Islands, which operate under the trade names “Advance Auto Parts,” “Advance Discount Auto Parts” and “Western Auto.” The AI segment consists solely of the operations of Autopart International, which operates as an independent, wholly-owned subsidiary.

AAP Segment

At July 14, 2007, we operated 3,087 stores within the United States, Puerto Rico and the Virgin Islands. We operated 3,053 stores throughout 40 states in the Northeastern, Southeastern and Midwestern regions of the United States.  These stores operated under the “Advance Auto Parts” trade name except for certain stores in the state of Florida, which operated under the “Advance Discount Auto Parts” trade name. These stores offer a broad selection of brand name and proprietary automotive replacement parts, accessories and maintenance items for domestic and imported cars and light trucks, with no significant concentration in any specific product area. In addition, we operated 34 stores under the “Western Auto” and “Advance Auto Parts” trade names, located primarily in Puerto Rico and the Virgin Islands, or Offshore. The Western Auto stores offer automotive tires and service in addition to automotive parts, accessories and maintenance items.

The following table sets forth information about our stores, including the number of new, closed and relocated stores, during the twelve and twenty-eight weeks ended July 14, 2007. We lease approximately 81% of our stores.

	Twelve Weeks Ended July 14, 2007	Twenty-Eight Weeks Ended July 14, 2007
Number of stores at beginning of period	3,055	2,995
New stores	38	100
Closed stores	(6)	(8)
Number of stores, end of period	3,087	3,087
Relocated stores	11	19
Stores with commercial programs	2,525	2,525

AI Segment

At July 14, 2007, we operated 100 stores throughout New England and New York. These stores operated under the “Autopart International” trade name. These stores offer a broad selection of brand name and proprietary automotive replacement parts, accessories and maintenance items for domestic and imported cars and light trucks, with a greater focus on imported parts. AI primarily serves the commercial market from its retail locations and additionally through a wholesale distribution network.

The following table sets forth information about our stores, including the number of new, closed and relocated stores, during the twelve and twenty-eight weeks ended July 14, 2007.

	Twelve Weeks Ended July 14, 2007	Twenty-Eight Weeks Ended July 14, 2007
Number of stores at beginning of period	95	87
New stores	5	13
Closed stores	-	-
Number of stores, end of period	100	100
Stores with commercial programs	100	100

We anticipate that we will add a total of approximately 190 to 200 new AAP and AI stores during 2007 primarily through new store openings.

Share-Based Payments

We use the Black-Scholes option-pricing model to value all stock options and stock appreciation rights, or SARs, and straight-line method to amortize this fair value as compensation cost over the requisite service period.  Total share-based compensation expense included in selling, general and administrative expenses in our statements of operations for the twelve and twenty-eight weeks ended July 14, 2007 was $5.0 million and $10.4 million, respectively. The related income tax benefit was $1.9 million and $4.0 million for the twelve and twenty-eight weeks ended July 14, 2007, respectively. Total share-based compensation expense included in selling, general and administrative expenses in our statements of operations for the twelve and twenty-eight weeks ended July 15, 2006 was $4.8 million and $9.9 million, respectively. The related income tax benefit was $1.8 million and $3.7 million for the twelve and twenty-eight weeks ended July 15, 2006, respectively.

As of July 14, 2007, we have $28.8 million of unrecognized compensation expense related to non-vested fixed stock options, SARs and shares of restricted stock we expect to recognize over a weighted-average period of 2.0 years.

Critical Accounting Policies

Our financial statements have been prepared in accordance with accounting policies generally accepted in the United States of America. Our discussion and analysis of the financial condition and results of operations are based on these financial statements. The preparation of these financial statements requires the application of accounting policies in addition to certain estimates and judgments by our management. Our estimates and judgments are based on currently available information, historical results and other assumptions we believe are reasonable. Actual results could differ from these estimates. During the first and second quarters of fiscal 2007, we consistently applied the critical accounting policies discussed in our annual report on Form 10-K for the year ended December 30, 2006. For a complete discussion regarding these critical accounting policies, refer to this annual report on Form 10-K.

Components of Statement of Operations

Net Sales

Net sales consist primarily of comparable store sales and new store net sales. We calculate comparable store sales based on the change in net sales starting once a store has been open for 13 complete accounting periods. We include relocations in comparable store sales from the original date of opening. We exclude from comparable store sales the net sales from the Offshore and AI stores.

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

Results of Operations

The following table sets forth certain of our operating data expressed as a percentage of net sales for the periods indicated.

	Twelve Week Periods Ended		Twenty-Eight Week Periods Ended
	(unaudited)		(unaudited)
	July 14, 2007	July 15, 2006	July 14, 2007	July 15, 2006
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales, including purchasing and
warehousing costs	51.9	52.4	51.8	52.3
Gross profit	48.1	47.6	48.2	47.7
Selling, general and administrative expenses	38.0	37.6	38.7	38.2
Operating income	10.1	10.0	9.6	9.5
Interest expense	(0.7)	(0.8)	(0.7)	(0.8)
Other income (expense), net	0.0	(0.0)	0.0	0.0
Provision for income taxes	3.6	3.5	3.4	3.2
Net income	5.8%	5.7%	5.5%	5.5%

Twelve Weeks Ended July 14, 2007 Compared to Twelve Weeks Ended July 15, 2006

Net sales for the twelve weeks ended July 14, 2007 were $1,169.9 million, an increase of $62.0 million, or 5.6%, as compared to net sales for the twelve weeks ended July 15, 2006. The net sales increase was due to an increase in comparable store sales of 1.3% and contributions from our new AAP and AI stores opened within the last year.  The comparable store sales increase was driven by an increase in average ticket sales and customer traffic in our do-it-for-me, or DIFM, business and an increase in average ticket sales by our do-it-yourself, or DIY, customers offset by a decrease in DIY customer count.  AI produced sales of $33.9 million, an increase of $7.4 million, or 27.8%.  AI’s sales increase was primarily driven by our acceleration of new-store growth throughout 2006 and into the first two quarters of 2007.

Gross profit for the twelve weeks ended July 14, 2007 was $562.9 million, or 48.1% of net sales, as compared to $527.4 million, or 47.6% of net sales, for the twelve weeks ended July 15, 2006. The increase in gross profit as a percentage of net sales reflects favorable results achieved through category management, including improved procurement costs and a positive shift in sales mix, and lower logistics expense.

Selling, general and administrative expenses increased to $445.1 million, or 38.0% of net sales, for the twelve weeks ended July 14, 2007, from $416.9 million, or 37.6% of net sales, for the twelve weeks ended July 15, 2006. As a percentage of net sales, selling, general and administrative expenses increased due primarily to an increase in certain fixed costs as a percentage of net sales during the quarter, including rent and depreciation, partially offset by reduced advertising expense. Our fixed expenses increased as a percentage of net sales during the quarter as a result of low comparable sales growth.

Operating income for the twelve weeks ended July 14, 2007 was $117.8 million, or 10.1% of net sales, as compared to $110.4 million, or 10.0% of net sales, for the twelve weeks ended July 15, 2006. This increase in operating income, as a percentage of net sales, was reflective of a more favorable gross profit partially offset by higher selling, general and administrative expenses as previously discussed. AAP produced operating income of $116.7 million, or 10.3% of net sales, for the twelve weeks ended July 14, 2007 as compared to $109.0 million, or 10.1% of net sales, for the twelve weeks ended July 15, 2006. AI generated an operating income of $1.1 million for the twelve weeks ended July 14, 2007 as compared to operating income of $1.4 million for the same period last year. This decrease in operating income was primarily driven by additional expenses associated with the transition to AI’s new distribution center and the reinvestment of resources to accelerate AI’s store growth.

Interest expense for the twelve weeks ended July 14, 2007 was $7.4 million, or 0.7% of net sales, as compared to $8.8 million, or 0.8% of net sales, for the twelve weeks ended July 15, 2006. The decrease in interest expense is a result of lower average outstanding borrowings and lower average borrowing rates during the twelve weeks ended July 14, 2007 compared to the same period ended July 15, 2006.

Income tax expense for the twelve weeks ended July 14, 2007 was $42.5 million, as compared to $38.7 million for the twelve weeks ended July 15, 2006. Our effective income tax rate was 38.3% for the twelve weeks ended July 14, 2007 compared to 38.1% for the same period ended July 15, 2006. As expected, our effective tax rate is slightly higher than comparable quarters as a result of adopting Financial Accounting Standards Board, or FASB, Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” or FIN 48, at the beginning of our first quarter in 2007. For a complete discussion of the adoption of FIN 48, see Note 2 of our condensed consolidated financial statements.

We generated net income of $68.4 million, or $0.64 per diluted share, for the twelve weeks ended July 14, 2007, as compared to $62.9 million, or $0.59 per diluted share, for the twelve weeks ended July 15, 2006. As a percentage of net sales, net income for the twelve weeks ended July 14, 2007 was 5.8%, as compared to 5.7% for the twelve weeks ended July 15, 2006.

Twenty-Eight Weeks Ended July 14, 2007 Compared to Twenty-Eight Weeks Ended July 15, 2006

Net sales for the twenty-eight weeks ended July 14, 2007 were $2,638.0 million, an increase of $137.1 million, or 5.5%, as compared to net sales for the twenty-eight weeks ended July 15, 2006. The net sales increase was due to an increase in comparable store sales of 1.2% and contributions from our new AAP and AI stores opened within the last year.  The comparable store sales increase was driven by an increase in average ticket sales and customer traffic in our do-it-for-me, or DIFM, business and an increase in average ticket sales by our do-it-yourself, or DIY, customers offset by a decrease in DIY customer count.  AI produced sales of $69.9 million, an increase of $12.0 million, or 20.7%.  AI’s sales increase was primarily driven by our acceleration of new-store growth throughout 2006 and into the first two quarters of 2007.

Gross profit for the twenty-eight weeks ended July 14, 2007 was $1,272.3 million, or 48.2% of net sales, as compared to $1,192.5 million, or 47.7% of net sales, for the twenty-eight weeks ended July 15, 2006. The increase in gross profit as a percentage of net sales reflects favorable results achieved through category management, including improved procurement costs and a positive shift in sales mix, and lower logistics expense.

Selling, general and administrative expenses increased to $1,019.8 million, or 38.7% of net sales, for the twenty-eight weeks ended July 14, 2007, from $955.8 million, or 38.2% of net sales, for the twenty-eight weeks ended July 15, 2006. As a percentage of net sales, selling, general and administrative expenses increased due primarily to an increase in certain fixed costs as a percentage of net sales during the twenty-eight weeks ended July 14, 2007, including rent and depreciation, partially offset by reduced advertising expense. Our fixed expenses increased as a percentage of net sales as a result of low comparable sales growth.

Operating income for the twenty-eight weeks ended July 14, 2007 was $252.5 million, or 9.6% of net sales, as compared to $236.7 million, or 9.5% of net sales, for the twenty-eight weeks ended July 15, 2006. This increase in operating income, as a percentage of net sales, was reflective of a more favorable gross profit partially offset by higher selling, general and administrative expenses as previously discussed. AAP produced operating income of $253.1 million, or 9.9% of net sales, for the twenty-eight weeks ended July 14, 2007 as compared to $234.7 million, or 9.6% of net sales, for the twenty-eight weeks ended July 15, 2006. AI generated an operating loss of $0.6 million for the twenty-eight weeks ended July 14, 2007 as compared to operating income of $2.1 million for the same period last year. This decrease in operating income was primarily driven by less than anticipated sales during the first quarter of the year, additional expenses associated with the transition to AI’s new distribution center and the reinvestment of resources to accelerate AI’s store growth.

Interest expense for the twenty-eight weeks ended July 14, 2007 was $18.7 million, or 0.7% of net sales, as compared to $18.9 million, or 0.8% of net sales, for the twenty-eight weeks ended July 15, 2006. The decrease in interest expense is a result of lower average outstanding borrowings and lower average borrowing rates during the twenty-eight weeks ended July 14, 2007 compared to the same period ended July 15, 2006.

Income tax expense for the twenty-eight weeks ended July 14, 2007 was $90.2 million, as compared to $81.4 million for the twenty-eight weeks ended July 15, 2006. Our effective income tax rate was 38.4% for the twenty-eight weeks ended July 14, 2007 compared to 37.3% for the same period ended July 15, 2006. As expected, our effective tax rate is slightly higher than comparable periods as a result of adopting FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” or FIN 48, at the beginning of our first quarter in 2007. For a complete discussion of the adoption of FIN 48, see Note 2 of our condensed consolidated financial statements. Additionally, our effective tax rate for the twenty-eight weeks ended July 15, 2006 was reflective of the favorable resolution of certain tax contingencies.

We generated net income of $144.5 million, or $1.35 per diluted share, for the twenty-eight weeks ended July 14, 2007, as compared to $137.0 million, or $1.27 per diluted share, for the twenty-eight weeks ended July 15, 2006. As a percentage of net sales, net income was 5.5% for both the twenty-eight weeks ended July 14, 2007 and the twenty-eight weeks ended July 15, 2006.

Liquidity and Capital Resources

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

At July 14, 2007, our cash and cash equivalents balance was $82.6 million, an increase of $71.5 million compared to December 30, 2006. This increase resulted from an increase in cash flow from operations and proceeds from the exercise of stock options partially offset by the continued investment in property and equipment, reduction in our revolving credit facility balance and return of capital to our shareholders through the payment of dividends and repurchase of common stock during the twenty-eight weeks ended July 14, 2007. At July 14, 2007, we had outstanding indebtedness primarily consisting of borrowings of $350.0 million under our revolving credit facility. Additionally, we had $66.8 million in letters of credit outstanding, which reduced our total availability under the revolving credit facility to $333.2 million.

During the twenty-eight weeks ended July 14, 2007, we paid $19.1 million in dividends declared in the fourth quarter 2006 and first and second quarters of 2007. Subsequent to July 14, 2007, our Board of Directors declared a quarterly dividend of $0.06 per share to be paid on October 5, 2007 to all common stockholders of record as of September 21, 2007.

Capital Expenditures

Our primary capital requirements have been the funding of our continued store expansion program, including new store openings and store acquisitions, store relocations and remodels, inventory requirements, the construction and upgrading of distribution centers, the development and implementation of proprietary information systems and our acquisitions.

Our capital expenditures were $115.7 million for the twenty-eight weeks ended July 14, 2007. These amounts included costs related to new store openings, the upgrade of our information systems, and remodels and relocations of existing stores. During the twenty-eight weeks ended July 14, 2007, we opened an aggregate of 113 AAP and AI stores, remodeled 61 AAP stores and relocated 19 AAP stores. In 2007, we anticipate that our capital expenditures will be approximately $230 to $240 million, including an estimated $25 million for our ninth distribution center we expect to open in early 2009.

Our future capital requirements will depend in large part on the number of and timing for new stores we open or acquire within a given year and the number of stores we relocate or remodel.  We anticipate adding an aggregate of approximately 190 to 200 new AAP and AI stores and relocating 35 AAP stores during 2007. After reducing the scope of our store remodel program earlier in the year, we are stopping the program until we have more time to measure the sales results and overall return from these remodels.

Vendor Financing Program

Historically, we have negotiated extended payment terms from suppliers that help finance inventory growth, and we believe that we will be able to continue financing much of our inventory growth through such extended payment terms. We have a short-term financing program with a bank for certain merchandise purchases. In substance, the program allows us to borrow money from the bank to finance purchases from our vendors. This program allows us to reduce further our working capital invested in current inventory levels and finance future inventory growth.  Our revolving credit facility does not restrict availability under this program. At July 14, 2007, $154.7 million was payable to the bank by us under this program.

Stock Repurchase Program

During the third quarter of fiscal 2006, we repurchased 0.1 million shares of common stock at an aggregate cost of $3.9 million, or an average price of $40.86 per share. These shares were repurchased in accordance with our $300 million stock repurchase program authorized by our Board of Directors in 2005. The program allows us to repurchase our common stock on the open market or in privately negotiated transactions from time to time in accordance with the requirements of the Securities and Exchange Commission.

 At July 14, 2007, we had repurchased a total of 5.3 million shares of common stock under this program at an aggregate cost of $200.1 million, or an average price of $37.72 per share. All of the shares repurchased under the stock repurchase program, excluding the shares repurchased in the second quarter of 2007, have been previously retired.

Subsequent to July 14, 2007, our Board of Directors authorized a new $500 million stock repurchase program. The new program cancelled and replaced our previous $300 million stock repurchase program, which was nearly completed. As of August 22, 2007, we had repurchased an additional 4.9 million shares at an aggregate cost of $160.6 million, of which 3.7 million shares were repurchased under the new stock repurchase program at an aggregate cost of $118.3 million.

Analysis of Cash Flows

An analysis of our cash flows for the twenty-eight week period ended July 14, 2007 as compared to the twenty-eight week period ended July 15, 2006 is included below.

	Twenty-Eight Week Periods Ended
	July 14, 2007	July 15, 2006
	(in millions)

Cash flows from operating activities	$280.0	$257.4
Cash flows from investing activities	(111.3)	(137.7)
Cash flows from financing activities	(97.2)	(147.4)
Net increase (decrease) in cash and
cash equivalents	$71.5	$(27.7)

Operating Activities

For the twenty-eight weeks ended July 14, 2007, net cash provided by operating activities increased $22.6 million to $280.0 million, as compared to the twenty-eight weeks ended July 15, 2006. Net income increased by $7.5 million during the twenty-eight weeks ended July 14, 2007 as compared to the comparable period in 2006. Our increase in net income reflects an $8.6 million increase in depreciation and amortization.

Changes in working capital also resulted in the following sources and uses of cash:

•	a $7.2 million decrease in cash flows from excess tax benefits realized from the increase in exercise of stock options and reclassified to financing as a cash inflow;
•
a $5.6 million decrease in cash flows from inventory, net of accounts payable reflective of added parts availability in selected stores and the build up of inventory in the new AI distribution center; and

•
a $25.6 million increase in cash flows comprised of other movements in working capital, including the payment of a $6.3 million cash dividend accrued at December 30, 2006 and $4.8 million of property and equipment additions resulting from the change in accrued property and equipment.

Investing Activities

For the twenty-eight weeks ended July 14, 2007, net cash used in investing activities decreased by $26.4 million to $111.3 million, as compared to the twenty-eight weeks ended July 15, 2006. Significant components of this decrease consisted of:

•
a decrease in capital expenditures of $16.4 million resulting primarily from less spending on capital assets in our store locations, impact of the reduced scope in remodels and fewer relocations as compared to the comparable periods in prior year;

•	a $12.5 million business acquisition payment in 2006; and
•	a $5.6 million decrease in proceeds from sales of property and equipment and assets held for sale.

Financing Activities

For the twenty-eight weeks ended July 14, 2007, net cash used in financing activities decreased by $50.2 million to $97.2 million, as compared to the twenty-eight weeks ended July 15, 2006.

Cash flows from financing activities increased as result of:

•	an $18.0 million increase in cash inflows under our vendor financing program;
•	an increase of $22.0 million from the issuance of common stock, primarily resulting from the increase in exercise of stock options;

•	a $7.2 million cash inflow from excess tax benefits realized from the increase in exercise of stock options; and
•	a decrease of $134.1 million in the repurchases of common stock.

Cash flows from financing activities decreased as result of:

•	a $6.6 million cash outflow resulting from the timing of bank overdrafts;
•	a $118.5 million net cash outflow from an increase in net payments on credit facilities; and
•	$6.3 million of additional cash dividends paid due primarily to the timing in payments.

Off-Balance-Sheet Arrangements and Contractual Obligations

In addition to our revolving credit facility, we also utilize operating leases as another source of financing. The amounts payable under these operating leases, which are considered to be off-balance-sheet arrangements, are included in our schedule of contractual obligations below.

Our future contractual obligations related to long-term debt, operating leases and other contractual obligations at July 14, 2007 were as follows:

Contractual Obligations	Total	Fiscal 2007	Fiscal 2008	Fiscal 2009	Fiscal 2010	Fiscal 2011	Thereafter
(in thousands)
Long-term debt	$350,400	$28	$75	$71	$73	$350,069	$84
Interest payments	$80,342	$9,007	$20,423	$20,505	$20,712	$9,695	$-
Letters of credit	$66,756	$15,551	$51,205	$-	$-	$-	$-
Operating leases (1)	$2,100,033	$107,766	$249,103	$222,699	$204,147	$182,168	$1,134,150
Purchase obligations (2)	$4,651	$3,299	$1,352	$-	$-	$-	$-
Other long-term liabilities(3)	$63,418	$-	$-	$-	$-	$-	$-

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

(2)
For the purposes of this table, purchase obligations are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Our open purchase orders are based on current inventory or operational needs and are fulfilled by our vendors within short periods of time. We currently do not have minimum purchase commitments under our vendor supply agreements nor are our open purchase orders for goods and services binding agreements. Accordingly, we have excluded open purchase orders from this table. The purchase obligations consist of the amount of fuel required to be purchased by us under our fixed price fuel supply agreement and certain commitments for training and development. These agreements expire in February 2008 and March 2008, respectively.

(3)	Primarily includes employee benefit accruals, restructuring and closed store liabilities and deferred income taxes for which no contractual payment schedule exists and we expect the payments to occur beyond twelve months from July 14, 2007. Additionally, other long-term liabilities included $16.5 million of unrecognized income tax benefits as a result of our adoption of FIN 48 on December 31, 2006. The amount of unrecognized tax benefits did not materially change from December 31, 2006 to July 14, 2007. During the next 12 months, it is possible that we could conclude on $3 to $4 million of the contingencies associated with these tax uncertainties, a portion of which may be settled in cash. We do not anticipate any significant impact on our liquidity and capital resources due to the conclusion of these tax matters.

Long Term Debt

Our primary source of financing is a $750 million unsecured five-year revolving credit facility with our subsidiary, Advance Stores Company, Incorporated, serving as the borrower. This facility replaced the term loans and revolver under our previous credit facility. Additionally, the facility provides for the issuance of letters of credit with a sub limit of $300 million and swingline loans in an amount not to exceed $50 million. We may also request that the total revolving commitment be increased by an amount not exceeding $250 million during the term of the credit agreement. Voluntary prepayments and voluntary reductions of the revolving balance are permitted in whole or in part, at our option, in minimum principal amounts as specified in the revolving credit facility.

As of July 14, 2007, we had outstanding $350.0 million under the revolver and had $66.8 million in letters of credit outstanding, which reduced availability under the revolver to $333.2 million. At July 14, 2007, we also have interest rate swaps in place that effectively fix our interest rate exposure on approximately 64% of our debt.

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

We are required to comply with financial covenants in the revolving credit facility with respect to (a) a maximum leverage ratio and (b) a minimum consolidated coverage ratio. We were in compliance with the above covenants under the revolving credit facility at July 14, 2007.

Credit Ratings

At July 14, 2007, we had a credit rating from Standard & Poor’s of BB+ and a credit rating of Ba1 from Moody’s Investor Service. The current pricing grid used to determine our borrowing rates under our revolving credit facility is based on such credit ratings. If these credit ratings decline, our interest expense may increase. Conversely, if these credit ratings improve, our interest expense may decrease.

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

New Accounting Pronouncements

Effective December 31, 2006, the Company adopted the provisions of FIN 48.  FIN 48 clarifies the accounting and reporting for income taxes recognized in accordance with Statement of Financial Accounting Standards, or SFAS, No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. As a result of the adoption of FIN 48 on

December 31, 2006, we recorded an increase of $2.3 million to the liability for unrecognized tax benefits and a corresponding decrease in our balance of retained earnings. For a complete discussion of the adoption of FIN 48, see Note 2 of our condensed consolidated financial statements.

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

For information regarding market risk see “Item 7A. Quantitative and Qualitative Disclosures About Market Risks” in the Company’s Annual Report on Form 10-K for the year ended December 30, 2006. At July 14, 2007, there had not been a material change to the information regarding market risk disclosed in the Company’s Annual Report on Form 10-K for the year ended December 30, 2006.

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

There have been no changes in our internal control over financial reporting that occurred during the quarter ended July 14, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets for the information with respect to repurchases of our common stock for the quarter ended July 14, 2007 (amounts in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs (2)(3)

April 22, 2007, to May 19, 2007	-	$-	-	$103,987
May 20, 2007, to June 16, 2007	41	41.17	41	102,291
June 17, 2007, to July 14, 2007	54	40.57	54	100,092

Total	95	$40.83	95	$100,092

(1)	Average price paid per share excludes related expenses paid on previous repurchases.
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

We held our annual meeting of stockholders on May 16, 2007. The following matters were submitted to the vote of security holders at the annual meeting:

1.	Election of nominees to our board of directors. All nominees were elected as indicated by the following vote counts:

Nominee	Votes For	Votes Withheld

John C. Brouillard	91,009,372	468,610
Lawrence P. Castellani	91,282,349	195,633
Michael N. Coppola	90,529,357	948,625
Darren R. Jackson	91,357,252	120,730
Nicholas J. LaHowchic	91,356,955	121,027
William S. Oglesby	91,354,696	123,286
Gilbert T. Ray	90,813,342	664,640
Carlos A. Saladrigas	91,353,945	124,037
William L. Salter	91,077,976	400,006
Francesca M. Spinelli	91,008,466	469,516

2.	The stockholders voted upon and approved the ratification of Deloitte & Touche LLP as our independent registered public accounting firm for 2007. The vote on the proposal was as follows:

For	Against	Abstentions

91,200,006	200,839	77,137

3.	The stockholders voted upon and approved an amendment to our Long-Term Incentive Plan, which includes authorization for 5 million additional shares. The vote on the proposal was as follows:

			Broker
For	Against	Abstentions	Non-Votes

69,334,850	10,755,093	45,774	11,342,265

4.	The stockholders voted upon and approved the 2007 Executive Incentive Plan. The vote on the proposal was as follows:

For	Against	Abstentions

89,757,293	1,668,883	51,806

ITEM 6.	EXHIBITS

3.1	(1)	Restated Certificate of Incorporation of Advance Auto (as amended on May 19, 2004).

3.2	(2)	Bylaws of Advance Auto (as amended on November 15, 2006).

31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Filed on May 20, 2004 as an exhibit to Current Report on Form 8-K of Advance Auto.
(2) Filed on February 28, 2007 as an exhibit to the Annual Report on Form 10-K of Advance Auto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCE AUTO PARTS, INC.

August 23, 2007	By:	/s/ Michael O. Moore
Michael O. Moore Executive Vice President, Chief Financial Officer

S-1

EXHIBIT INDEX

Exhibit Number		Exhibit Description

3.1	(1)	Restated Certificate of Incorporation of Advance Auto (as amended on May 19, 2004).

3.2	(2)	Bylaws of Advance Auto (as amended on November 15, 2006).

31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Filed on May 20, 2004 as an exhibit to Current Report on Form 8-K of Advance Auto.
(2) Filed on February 28, 2007 as an exhibit to the Annual Report on Form 10-K of Advance Auto.