Form 10-Q
period 2007-10-06
ADVANCE AUTO PARTS INC
filed 2007-11-15
CIK 1158449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 6, 2007
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

As of November 12, 2007, the registrant had outstanding 100,149,491 shares of Common Stock, par value $0.0001 per share (the only class of common stock of the registrant outstanding).

i

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
October 6, 2007 and December 30, 2006
(in thousands, except per share data)
(unaudited)

	October 6,	December 30,
Assets	2007	2006

Current assets:
Cash and cash equivalents	$14,836	$11,128
Receivables, net	76,982	97,046
Inventories, net	1,540,666	1,463,340
Other current assets	43,805	40,459
Total current assets	1,676,289	1,611,973
Property and equipment, net of accumulated depreciation of
$736,489 and $670,571	1,016,712	994,977
Assets held for sale	2,390	1,548
Goodwill	33,718	33,718
Intangible assets, net	27,095	27,926
Other assets, net	10,362	12,539
	$2,766,566	$2,682,681
Liabilities and Stockholders' Equity
Current liabilities:
Bank overdrafts	$349	$34,206
Current portion of long-term debt	661	67
Financed vendor accounts payable	153,324	127,543
Accounts payable	708,095	651,587
Accrued expenses	304,810	252,975
Other current liabilities	40,121	47,042
Total current liabilities	1,207,360	1,113,420
Long-term debt	433,774	477,173
Other long-term liabilities	60,042	61,234
Commitments and contingencies
Stockholders' equity:
Preferred stock, nonvoting, $0.0001 par value,
10,000 shares authorized; no shares issued or outstanding	-	-
Common stock, voting, $0.0001 par value, 200,000
shares authorized; 100,927 shares issued and outstanding
in 2007 and 105,351 issued and outstanding in 2006	10	11
Additional paid-in capital	267,396	414,153
Accumulated other comprehensive income	2,308	3,472
Retained earnings	795,676	613,218
Total stockholders' equity	1,065,390	1,030,854
	$2,766,566	$2,682,681

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
For the Twelve and Forty Week Periods Ended
October 6, 2007 and October 7, 2006
(in thousands, except per share data)
(unaudited)

	Twelve Week Periods Ended		Forty Week Periods Ended
	October 6,	October 7,	October 6,	October 7,
	2007	2006	2007	2006

Net sales	$1,158,043	$1,099,486	$3,796,022	$3,600,353
Cost of sales, including purchasing and warehousing costs	602,930	569,280	1,968,645	1,877,620
Gross profit	555,113	530,206	1,827,377	1,722,733
Selling, general and administrative expenses	454,734	427,685	1,474,495	1,383,468
Operating income	100,379	102,521	352,882	339,265
Other, net:
Interest expense	(7,968)	(9,232)	(26,634)	(28,147)
Gain on extinguishment of debt, net	-	986	-	986
Other income, net	353	154	1,203	753
Total other, net	(7,615)	(8,092)	(25,431)	(26,408)
Income before provision for income taxes	92,764	94,429	327,451	312,857
Provision for income taxes	33,724	35,482	123,886	116,893
Net income	$59,040	$58,947	$203,565	$195,964

Basic earnings per share	$0.58	$0.56	$1.94	$1.84

Diluted earnings per share	$0.57	$0.56	$1.92	$1.82

Average common shares outstanding	102,546	105,112	104,987	106,380
Dilutive effect of share-based compensation	635	939	866	1,175
Average common shares outstanding - assuming dilution	103,181	106,051	105,853	107,555

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the Forty Week Periods Ended
October 6, 2007 and October 7, 2006
(in thousands)
(unaudited)

	Forty Week Periods Ended
	October 6,	October 7,
	2007	2006
Cash flows from operating activities:
Net income	$203,565	$195,964
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	113,404	104,156
Amortization of deferred debt issuance costs	173	482
Share-based compensation	14,318	14,473
Loss on disposal of property and equipment, net	9,074	1,520
Benefit for deferred income taxes	(21,141)	(2,332)
Excess tax benefit from share-based compensation	(11,133)	(4,398)
Loss on extinguishment of debt	-	1,887
Net decrease (increase) in:
Receivables, net	14,317	10,995
Inventories, net	(77,326)	(90,966)
Other assets	(985)	9,031
Net increase (decrease) in:
Accounts payable	56,508	40,472
Accrued expenses	71,708	17,056
Other liabilities	5,296	(1,337)
Net cash provided by operating activities	377,778	297,003
Cash flows from investing activities:
Purchases of property and equipment	(146,520)	(200,784)
Insurance proceeds related to damaged property	6,636	-
Business acquisitions, net of cash acquired	-	(12,500)
Proceeds from sales of property and equipment	1,761	8,726
Net cash used in investing activities	(138,123)	(204,558)
Cash flows from financing activities:
Decrease in bank overdrafts	(33,857)	(13,481)
Increase in financed vendor accounts payable	25,781	21,385
Early extinguishment of debt	-	(433,775)
Dividends paid	(25,152)	(19,153)
Net borrowings (payments) on note payable	4,395	(49)
Borrowings under credit facilities	258,100	580,575
Payments on credit facilities	(305,300)	(134,625)
Payment of debt related costs	-	(1,078)
Proceeds from the issuance of common stock, primarily exercise
of stock options	39,711	14,100
Excess tax benefit from share-based compensation	11,133	4,398
Repurchase of common stock	(211,225)	(137,560)
Other	467	22
Net cash used in financing activities	(235,947)	(119,241)
Net increase (decrease) in cash and cash equivalents	3,708	(26,796)
Cash and cash equivalents, beginning of period	11,128	40,783
Cash and cash equivalents, end of period	$14,836	$13,987

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows - (Continued)
For the Forty Week Periods Ended
October 6, 2007 and October 7, 2006
(in thousands)
(unaudited)

	Forty Week Periods Ended
	October 6,	October 7,
	2007	2006

Supplemental cash flow information:
Interest paid	$23,523	$23,415
Income tax payments, net	123,156	101,322
Non-cash transactions:
Accrued purchases of property and equipment	24,107	31,958
Retirement of common stock	211,225	192,339
Reclassification of other comprehensive income	(1,164)	(2,428)
Adoption of FIN No. 48, net of tax	2,275	-

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 6, 2007 and October 7, 2006
(in thousands, except per share data)
(unaudited)

1.	Basis of Presentation:

The accompanying condensed consolidated financial statements include the accounts of Advance Auto Parts, Inc. and its wholly owned subsidiaries, or the Company.  All significant intercompany balances and transactions have been eliminated in consolidation.

The condensed consolidated balance sheets as of October 6, 2007 and December 30, 2006, the condensed consolidated statements of operations for the twelve and forty-week periods ended October 6, 2007 and October 7, 2006, and the condensed consolidated statements of cash flows for the forty-week periods ended October 6, 2007 and October 7, 2006, have been prepared by the Company.  In the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial position of the Company, the results of its operations and cash flows have been made.

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

The results of operations for the interim periods are not necessarily indicative of the operating results to be expected for the full fiscal year.

Cost of Sales and Selling, General and Administrative Expenses

The following table illustrates the primary costs classified in each major expense category:

Cost of Sales			SG&A

●	Total cost of merchandise sold including:		●	Payroll and benefit costs for retail and corporate
	–	Freight expenses associated with moving		team members;
		merchandise inventories from our vendors to	●	Occupancy costs of retail and corporate facilities;
		our distribution center,	●	Depreciation related to retail and corporate assets;
	–	Vendor incentives, and	●	Advertising;
	–	Cash discounts on payments to vendors;	●	Costs associated with our commercial delivery
●	Inventory shrinkage;			program, including payroll and benefit costs,
●	Warranty costs;			and transportation expenses associated with moving
●	Costs associated with operating our distribution			merchandise inventories from our retail stores to
	network, including payroll and benefit costs,			our customer locations;
	occupancy costs and depreciation; and		●	Freight expenses associated with moving
●	Freight expenses associated with moving			merchandise inventories from our Local Area
	merchandise inventories from our distribution			Warehouses, or LAWs, and Parts Delivered Quickly
	center to our retail stores.			warehouses, or PDQs, to our retail stores after the
customer has special-ordered the merchandise;
			●	Self-insurance costs;
			●	Professional services; and
			●	Other administrative costs, such as credit card
service fees, supplies, travel and lodging.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 6, 2007 and October 7, 2006
(in thousands, except per share data)
(unaudited)

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

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 6, 2007 and October 7, 2006
(in thousands, except per share data)
(unaudited)

	October 6, 2007	December 30, 2006
	(40 weeks ended)	(52 weeks ended)

Warranty reserve, beginning of period	$13,069	$11,352
Reserves established	17,630	17,352
Reserves utilized	(14,550)	(15,635)

Warranty reserve, end of period	$16,149	$13,069

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

Hedge Activities

The Company utilizes interest rate swaps to limit its cash flow risk on its variable rate debt. In accordance with Statement of Financial Accounting Standards, or SFAS, No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the fair value of the Company’s outstanding hedges is recorded as an asset or liability in the accompanying condensed consolidated balance sheets at October 6, 2007 and December 30, 2006, respectively. The Company uses the “matched terms” accounting method as provided by Derivative Implementation Group Issue No. G9, “Assuming No Ineffectiveness When Critical Terms of the Hedging Instrument and the Hedge Transaction Match in a Cash Flow Hedge” for the interest rate swaps.  Accordingly, the Company has matched the critical terms of each hedge instrument to the hedged debt. The Company uses the 90-day, adjusted LIBOR interest rate and has the intent and ability to continue to use this rate on its hedged borrowings. Therefore, the Company has recorded all adjustments to the fair value of the hedge instruments in accumulated other comprehensive income through the maturity date of the applicable hedge arrangement.

The fair value of the interest rate swaps at October 6, 2007 and December 30, 2006 was a liability of $1,208 and an asset of $251, respectively. Any amounts received or paid under these hedges will be recorded in the statement of operations as earned or incurred.

Based on the estimated current and future fair values of the hedge arrangements at October 6, 2007, the Company estimates amounts currently included in accumulated other comprehensive income that will be reclassified to earnings in the next 12 months will consist of a loss of $126 associated with the interest rate swaps.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 6, 2007 and October 7, 2006
(in thousands, except per share data)
(unaudited)

Financed Vendor Accounts Payable

The Company is party to a short-term financing program with a bank allowing it to extend its payment terms on certain merchandise purchases. The substance of the program is for the Company to borrow money from the bank to finance purchases from vendors. The Company records any discount given by the vendor to the value of its inventory and accretes this discount to the resulting short-term payable to the bank through interest expense over the extended term. At October 6, 2007 and December 30, 2006, $153,324 and $127,543, respectively, was payable to the bank by the Company under this program and is included in the accompanying condensed consolidated balance sheets as Financed Vendor Accounts Payable.

New Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board, or FASB, issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact, if any, of adopting SFAS No. 159.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact, if any, of adopting SFAS No. 157.

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

As a result of the adoption of FIN 48 on December 31, 2006, the Company recorded an increase of $2,275 to the liability for unrecognized tax benefits and a corresponding decrease in its balance of retained earnings. As of December 31, 2006, the gross amount of unrecognized tax benefits was $16,453.  The entire amount, if recognized, would affect the effective tax rate.  The amount of unrecognized tax benefits did not materially change from December 31, 2006 to October 6, 2007.

Prior to December 31, 2006, the Company classified interest associated with tax contingencies in interest expense.  The Company has not previously provided for any penalties associated with tax contingencies unless considered probable.  With the adoption of FIN 48, the Company provides for interest and penalties as a part of

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 6, 2007 and October 7, 2006
(in thousands, except per share data)
(unaudited)

income tax expense. As of December 31, 2006, the gross amount of accrued interest and penalties related to unrecognized tax benefits was $4,172, of which $2,946 was attributed to interest.

During the next 12 months, it is possible that the Company could conclude on $2,000 to $3,000 of the contingencies associated with unrecognized tax uncertainties (including tax benefits, interest and penalties).  The majority of these resolutions would be achieved through the completion of current income tax examinations.

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

The Company accounts for its share-based compensation plans in accordance with the provisions of SFAS No. 123R, “Share-Based Payment.” Historically, the Company has granted fixed stock options and deferred stock units, or DSUs, to its employees under these plans. During the forty weeks ended October 6, 2007, the Company granted stock appreciation rights, or SARs, and shares of restricted stock as allowed under the Company’s long-term incentive plan.  The Company also granted stock options and DSUs to members of its Board of Directors and interim President and Chief Executive Officer. Total share-based compensation expense included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations for the twelve and forty weeks ended October 6, 2007 was $3,906 and $14,318, respectively. Total share-based compensation expense included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations for the twelve and forty weeks ended October 7, 2006 was $4,581 and $14,473, respectively.

SARs

During the forty weeks ended October 6, 2007, the Company granted 1,451 SARs to employees at a weighted average conversion price of $38.05. The Company calculated the fair value of the granted SARs using the Black-Scholes pricing model and will amortize the fair value compensation over the requisite service period using the straight-line method. The SARs vest over a three-year period in equal installments beginning on the first anniversary of the grant date and contain no post-vesting restrictions other than normal trading black-out periods prescribed by the Company’s corporate governance policies. Additionally, the SARs expire on the seventh anniversary of the grant date.

The weighted average grant-date fair value of each SAR was $11.37.  At October 6, 2007, the remaining compensation expense to be recognized for this grant, net of estimated forfeitures, is $9,458. The Company used the following Black-Scholes option-pricing assumptions to determine the fair value of each SAR and stock option during the forty weeks ended October 6, 2007:

Black-Scholes Option Valuation Assumptions (1)	October 6, 2007

Risk-free interest rate (2)	4.8%
Expected dividend yield (3)	0.6%
Expected stock price volatility (4)	29.0%
Expected life of stock options and SARs (in months) (5)	51

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 6, 2007 and October 7, 2006
(in thousands, except per share data)
(unaudited)

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

Restricted Stock

During the forty weeks ended October 6, 2007, the Company granted 154 shares of restricted stock to employees.  These shares vest at the end of a three-year period. During this period, holders of the restricted stock are entitled to dividend and voting rights. Shares of the restricted stock are restricted until they vest and cannot be sold by the recipient until the restriction has lapsed at the end of the three-year period.

The weighted average grant-date fair value of each share of restricted stock was $38.28, the market price of the Company’s stock on the date of grant. At October 6, 2007, the remaining compensation expense to be recognized for this grant, net of estimated forfeitures, is $3,481. As the compensation is amortized over the vesting period, additional paid-in capital is recognized accordingly. Shares of restricted stock are not included as shares outstanding in the calculation of basic earnings per share, but are included in the number of shares used to calculate diluted earnings per share, if dilutive.

Stock Options and DSUs

During the forty weeks ended October 6, 2007, the Company granted 75 stock options and 8 DSU’s to members of its Board of Directors, including its interim Chairman of the Board, President and Chief Executive Officer. The exercise price of the options is $41.64, the market price of the Company’s underlying common stock on the date of grant. The options vest over a three-year period and expire on the seventh anniversary of the date of grant. The Company determined the fair value of each stock option using the same Black-Scholes option-pricing assumptions as were used to value the SARs. The grant-date fair value of each stock option was $12.22.

The DSUs were awarded at a price of $41.64, the market price of the Company’s underlying common stock on the date of grant. The DSUs are immediately vested upon issuance but are held on behalf of the director until he or she ceases to be a director. The DSUs are then distributed to the director following his or her last date of service.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 6, 2007 and October 7, 2006
(in thousands, except per share data)
(unaudited)

4.	Receivables:

Receivables consist of the following:

	October 6, 2007	December 30, 2006

Trade	$16,742	$13,149
Vendor	60,412	73,724
Installment	-	2,336
Insurance recovery	-	9,676
Other	4,807	2,801
Total receivables	81,961	101,686
Less: Allowance for doubtful accounts	(4,979)	(4,640)
Receivables, net	$76,982	$97,046

5.	Goodwill and Intangible Assets:

The carrying amount and accumulated amortization of acquired intangible assets as of October 6, 2007 include:

	As of October 6, 2007
Acquired intangible assets	Gross Carrying	Accumulated	Net Book
subject to amortization:	Amount	Amortization	Value

Customer relationships	$9,600	$(1,915)	$7,685
Other	885	(275)	610
Total	$10,485	$(2,190)	$8,295

Acquired intangible assets
not subject to amortization:

Trademark and tradenames	$18,800	$-	$18,800

Intangible assets, net	$29,285	$(2,190)	$27,095

The Company recorded amortization expense of $250 and $831 for acquired intangible assets for the twelve and forty weeks ended October 6, 2007, respectively. The table below shows expected amortization expense for the next five years for acquired intangible assets recorded as of October 6, 2007.

2007	$256
2008	$1,087
2009	$1,087
2010	$1,059
2011	$967

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 6, 2007 and October 7, 2006
(in thousands, except per share data)
(unaudited)

The changes in the carrying amount of goodwill for the forty weeks ended October 6, 2007 are as follows:

	AAP Segment	AI Segment	Total

Balance at December 30, 2006	$16,093	$17,625	$33,718
Fiscal 2007 activity	-	-	-
Balance at October 6, 2007	$16,093	$17,625	$33,718

6.	Inventories, net:

Inventories are stated at the lower of cost or market, cost being determined using the last-in, first-out ("LIFO") method for approximately 93% of inventories at both October 6, 2007 and December 30, 2006. Under the LIFO method, the Company’s cost of sales reflects the costs of the most currently purchased inventories while the inventory carrying balance represents the costs relating to prices paid in prior years. The Company’s costs to acquire inventory have been generally decreasing in recent years as a result of the Company’s significant growth. Accordingly, the cost to replace inventory is less than the LIFO balances carried for similar product. As a result of the LIFO method and the ability to obtain lower product costs, the Company recorded reductions to cost of sales of $13,254 and $8,967 for the forty weeks ended October 6, 2007 and October 7, 2006, respectively.

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

The Company capitalizes certain purchasing and warehousing costs into inventory.  Purchasing and warehousing costs included in inventory, at FIFO, at October 6, 2007 and December 30, 2006, were $100,121 and $95,576, respectively.  Inventories consist of the following:

	October 6, 2007	December 30, 2006

Inventories at FIFO	$1,444,644	$1,380,573
Adjustments to state inventories at LIFO	96,022	82,767
Inventories at LIFO	$1,540,666	$1,463,340

Replacement cost approximated FIFO cost at October 6, 2007, and December 30, 2006.

Inventory quantities are tracked through a perpetual inventory system.  The Company uses a cycle counting program in all distribution centers, PDQs, LAWs and retail stores to ensure the accuracy of the perpetual inventory quantities of both merchandise and core inventory.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 6, 2007 and October 7, 2006
(in thousands, except per share data)
(unaudited)

The Company establishes reserves for estimated shrink based on historical accuracy and effectiveness of the cycle counting program. The Company also establishes reserves for potentially excess and obsolete inventories based on current inventory levels and the historical analysis of product sales and current market conditions. The nature of the Company’s inventory is such that the risk of obsolescence is minimal and excess inventory has historically been returned to the Company’s vendors for credit. The Company provides reserves when less than full credit is expected from a vendor or when liquidating product will result in retail prices below recorded costs. The Company’s reserves against inventory for these matters were $34,015 and $31,376 at October 6, 2007 and December 30, 2006, respectively.

7.	Long-term Debt:

Long-term debt consists of the following:

	October 6, 2007	December 30, 2006
Senior Debt:
Revolving facility at variable interest rates (6.23% and 6.13% at October 6, 2007 and December 30, 2006, respectively) due October 2011	$429,600	$476,800
Other	4,835	440
	434,435	477,240
Less: Current portion of long-term debt	(661)	(67)
Long-term debt, excluding current portion	$433,774	$477,173

As of October 6, 2007, the Company had outstanding $429,600 under its revolving credit facility, $4,835 under an economic development note and $84,951 in letters of credit outstanding, which reduced availability under the revolving credit facility to $235,449. In addition to the letters of credit, the Company maintains approximately $2,229 in surety bonds issued by its insurance provider primarily to utility providers and the departments of revenue for certain states. These letters of credit and surety bonds generally have a term of one year or less.

The Company entered into its current $750,000 unsecured five-year revolving credit facility in October 2006 with Advance Stores Company, Incorporated, a subsidiary of the Company, serving as the borrower. The revolver replaced the Company’s term loans and revolver under the previous credit facility. The revolving credit facility provides for the issuance of letters of credit with a sub limit of $300,000 and swingline loans in an amount not to exceed $50,000. The Company may also request, subject to certain lender consent, that the total revolving commitment be increased by an amount not exceeding $250,000 during the term of the credit agreement. Voluntary prepayments and voluntary reductions of the revolving balance are permitted in whole or in part, at the Company’s option, in minimum principal amounts as specified in the revolving credit facility.

The interest rates on borrowings under the revolving credit facility will be based, at the Company’s option, on an adjusted LIBOR rate, plus a margin, or an alternate base rate, plus a margin. The current margin is 0.75% and 0.0% per annum for the adjusted LIBOR and alternate base rate borrowings, respectively. The Company has elected to use the 90-day adjusted LIBOR rate and has the ability and intent to continue to use this rate on its hedged borrowings. A commitment fee will be charged on the unused portion of the revolver, payable in arrears. The current commitment fee rate is 0.150% per annum. Under the terms of the revolving credit facility, the interest rate spread and commitment fee will be based on the Company’s credit rating. The revolving facility terminates on October 5, 2011.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 6, 2007 and October 7, 2006
(in thousands, except per share data)
(unaudited)

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

The Company was in compliance with the above covenants under the revolving credit facility at October 6, 2007.

8.	Comprehensive Income:

The Company includes in comprehensive income the changes in fair value of the Company’s interest rate swaps and the amortization of prior service credits related to its postretirement plan as a result of adopting of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” at December 30, 2006.

Comprehensive income for the twelve and forty weeks ended October 6, 2007 and October 7, 2006 is as follows:

	Twelve Weeks Ended		Forty Weeks Ended
	October 6, 2007	October 7, 2006	October 6, 2007	October 7, 2006

Net income	$59,040	$58,947	$203,565	$195,964
Unrealized (loss) gain on hedge
arrangements, net of tax	(3,044)	(1,468)	(889)	445
Reclassification of net gain on hedge
arrangements into earnings, before tax	-	(2,873)	-	(2,873)
Amortization of negative prior service cost, net of tax	(83)	-	(275)	-
Comprehensive income	$55,913	$54,606	$202,401	$193,536

9.	Stock Repurchase Program:

During the twelve weeks ended October 6, 2007, the Company's Board of Directors authorized a new stock repurchase program of up to $500,000 of the Company's common stock plus related expenses. The new program cancelled and replaced the remaining portion of the previous $300,000 stock repurchase program. The program allows the Company to repurchase its common stock on the open market or in privately negotiated transactions from time to time in accordance with the requirements of the Securities and Exchange Commission. During the twelve weeks ended October 6, 2007, the Company repurchased 6,233 shares of common stock at an aggregate cost of $207,327, or an average price of $33.26 per share, of which 1,235 shares of common stock were repurchased under the previous $300,000 stock repurchase program. During the forty weeks ended October 6, 2007, the Company repurchased 6,328 shares of common stock at an aggregate cost of $211,225, or an average price of $33.38 per share, of which 1,330 shares of common stock were repurchased under the previous $300,000 stock repurchase program.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 6, 2007 and October 7, 2006
(in thousands, except per share data)
(unaudited)

During the twelve weeks ended October 6, 2007, the Company retired all 6,328 shares repurchased under the stock repurchase programs. At October 6, 2007, the Company had $335,151 remaining under the current stock repurchase program. Subsequent to October 6, 2007, the Company repurchased 841 shares of common stock at an aggregate cost of $29,997, or an average price of $35.66 per share.

10.	Postretirement Plan:

The Company provides certain health and life insurance benefits for eligible retired team members through a postretirement plan, or the Plan. These benefits are subject to deductibles, co-payment provisions and other limitations. The Plan has no assets and is funded on a cash basis as benefits are paid.  The Company’s postretirement liability is calculated annually by a third-party actuary.  The discount rate utilized at December 30, 2006 was 5.5%, and remained unchanged through the forty weeks ended October 6, 2007. The Company expects fiscal 2007 plan contributions to completely offset benefits paid, consistent with fiscal 2006.

The components of net periodic postretirement benefit cost for the twelve and forty weeks ended October 6, 2007, and October 7, 2006 respectively, are as follows:

	Twelve Weeks Ended		Forty Weeks Ended
	October 6, 2007	October 7, 2006	October 6, 2007	October 7, 2006

Interest cost	$127	$167	$423	$558
Amortization of negative prior service cost	(134)	(134)	(447)	(447)
Amortization of unrecognized net losses	-	49	-	162
Net periodic postretirement benefit cost	$(7)	$82	$(24)	$273

11.	Segment and Related Information:

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

The AI segment consists solely of the operations of Autopart International, which operates as an independent, wholly-owned subsidiary. AI’s business serves the commercial market in addition to warehouse distributors and jobbers located throughout the Northeastern region of the United States.

The Company evaluates each of its segment’s financial performance based on net sales and operating profit for purposes of making decisions and allocating resources. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in Note 1.

The following table summarizes financial information for each of the Company's business segments for the twelve and forty weeks ended October 6, 2007 and October 7, 2006, respectively.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 6, 2007 and October 7, 2006
(in thousands, except per share data)
(unaudited)

	Twelve Week Periods Ended
October 6, 2007	AAP	AI	Eliminations	Totals

Net sales	$1,124,110	$33,933	$-	$1,158,043
Operating income	99,801	578	-	100,379
Segment assets	2,623,256	143,310	-	2,766,566

October 7, 2006	AAP	AI	Eliminations	Totals

Net sales	$1,071,698	$27,788	$-	$1,099,486
Operating income	102,054	467	-	102,521
Segment assets	2,550,896	110,689	-	2,661,585

	Forty Week Periods Ended
October 6, 2007	AAP	AI	Eliminations	Totals

Net sales	$3,692,208	$103,814	$-	$3,796,022
Operating income (loss)	352,906	(24)	-	352,882
Segment assets	2,623,256	143,310	-	2,766,566

October 7, 2006	AAP	AI	Eliminations	Totals

Net sales	$3,514,692	$85,661	$-	$3,600,353
Operating income	336,724	2,541	-	339,265
Segment assets	2,550,896	110,689	-	2,661,585

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

Management Overview

During the third quarter of fiscal 2007, we recorded earnings per diluted share of $0.57 compared to $0.56 for the same quarter of fiscal 2006. Our third quarter operating results included expenses of $0.04 per diluted share related to severance and asset write-off costs associated with our strategic plan.  We continue to generate significant operating cash flow to allow us to invest in business initiatives and return capital to shareholders through cash dividends and share repurchases.  We remain focused on increasing our sales, earnings and return on invested capital and believe our initiatives introduced in the second quarter are beginning to have a positive impact on these goals.

Specific updates on these initiatives, among other recent developments, during our third quarter are discussed below:

Sales Initiatives – We began implementing our plan to increase “do-it-yourself,” or DIY, and “do-it-for-me,” or DIFM, sales through improving parts availability with an emphasis on late model and foreign vehicles. Our enhanced parts availability will be funded partially from available working capital as we transition from other less productive inventory. We believe our DIFM business has started to improve although we continue to face a challenging macroeconomic environment, including higher fuel and insurance costs. In order to structure our DIFM business for further growth, we continue to examine store staffing and training, compensation policies and truck utilization.  Commercial sales represented approximately 27% of our total sales for the twelve weeks ended October 6, 2007 as compared to approximately 25% for the same quarter last year.  At October 6, 2007, we operated commercial programs in 83% of our total stores compared to approximately 82% for the prior year quarter. Lastly, we began improving the productivity and efficiency of our sales floor in our stores by aligning functions performed by our sales associates with our increased parts focus.

SG&A Reductions – We took significant steps towards reducing our selling, general and administrative expense structure during the third quarter.  We eliminated 250 positions at our store support center and other field support areas and terminated our Advance TV network, which together resulted in $6.3 million of expense recognized in our third quarter operating results.  Additionally, we reduced our real estate development through opening fewer new stores, relocating fewer stores and stopping the store remodel program.  Lastly, we completed the further reduction and reallocation of certain advertising expenditures.

Return on Invested Capital Improvements – We eliminated certain information technology, logistics and other investments that did not demonstrate acceptable returns. During the third quarter, we stopped our store remodel program while we more closely examine the sales results and overall return from these remodels. Additionally, we have delayed the opening of our ninth distribution center to the beginning of 2010 as a result of fewer new stores openings planned through 2008.

Stock Repurchase Program – During the third quarter, our Board of Directors authorized a new stock repurchase program of up to $500 million of our common stock plus related expenses.  The program, which became effective August 8, 2007, replaced the remaining portion of a $300 million stock repurchase program. During the third quarter, we repurchased 6.2 million shares of common stock for $207 million. As of October 6, 2007, we had $335 million remaining on the current share repurchase program.

Consolidated Operating Results and Key Metrics

The following table highlights certain consolidated operating results and key metrics for the twelve and forty weeks ended October 6, 2007, and October 7, 2006.

	Twelve Weeks Ended		Forty Weeks Ended
	October 6, 2007	October 7, 2006	October 6, 2007	October 7, 2006

Total net sales (in thousands)	$1,158,043	$1,099,486	$3,796,022	$3,600,353
Total commercial net sales (in thousands)	$314,052	$277,894	$1,002,498	$900,483
Comparable store net sales growth	1.1%	1.4%	1.2%	2.3%
DIY comparable store net sales growth	(1.0%)	(0.6%)	(0.4%)	(0.3%)
DIFM comparable store net sales growth	8.0%	8.7%	6.2%	11.7%
Average net sales per store (in thousands)	$1,542	$1,561	$1,542	$1,561
Inventory per store (in thousands)	$477	$483	$477	$483
Inventory turnover	1.67	1.69	1.67	1.69
Gross margin	47.9%	48.2%	48.1%	47.8%
Operating margin	8.7%	9.3%	9.3%	9.4%

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

Operating Segments

We conduct our operations in two reportable segments: Advance Auto Parts, or AAP, and Autopart International, or AI.  The AAP segment is comprised of our store operations within the United States, Puerto Rico and the Virgin Islands, which operate under the trade names “Advance Auto Parts,” “Advance Discount Auto Parts” and “Western Auto.” The AI segment consists solely of the operations of Autopart International, which operates as an independent, wholly-owned subsidiary.

AAP Segment

At October 6, 2007, we operated 3,124 stores within the United States, Puerto Rico and the Virgin Islands. We operated 3,091 stores throughout 40 states in the Northeastern, Southeastern and Midwestern regions of the United States.  These stores operated under the “Advance Auto Parts” trade name except for certain stores in the state of Florida, which operated under the “Advance Discount Auto Parts” trade name. These stores offer a broad selection of brand name and proprietary automotive replacement parts, accessories and maintenance items for domestic and imported cars and light trucks, with no significant concentration in any specific product area. In addition, we operated 33 stores under the “Western Auto” and “Advance Auto Parts” trade names, located primarily in Puerto Rico and the Virgin Islands, or Offshore. The Western Auto stores offer automotive tires and service in addition to automotive parts, accessories and maintenance items.

The following table sets forth information about our stores, including the number of new, closed and relocated stores, during the twelve and forty weeks ended October 6, 2007. We lease approximately 81% of our stores.

	Twelve Weeks Ended October 6, 2007	Forty Weeks Ended October 6, 2007
Number of stores at beginning of period	3,087	2,995
New Stores	39	139
Closed Stores	(2)	(10)
Number of stores, end of period	3,124	3,124
Relocated stores	5	24
Stores with commercial programs	2,571	2,571

AI Segment

At October 6, 2007, we operated 104 stores throughout New England and New York. These stores operated under the “Autopart International” trade name. These stores offer a broad selection of brand name and proprietary automotive replacement parts, accessories and maintenance items for domestic and imported cars and light trucks, with a greater focus on imported parts. AI primarily serves the commercial market from its retail locations and additionally through a wholesale distribution network.

The following table sets forth information about our stores, including the number of new and closed stores, during the twelve and forty weeks ended October 6, 2007.

	Twelve Weeks Ended October 6, 2007	Forty Weeks Ended October 6, 2007
Number of stores at beginning of period	100	87
New Stores	4	17
Closed Stores	-	-
Number of stores, end of period	104	104
Stores with commercial programs	104	104

We anticipate that we will add a total of approximately 190 to 200 new AAP and AI stores during 2007 primarily through new store openings.

Critical Accounting Policies

Our financial statements have been prepared in accordance with accounting policies generally accepted in the United States of America. Our discussion and analysis of the financial condition and results of operations are based on these financial statements. The preparation of these financial statements requires the application of accounting policies in addition to certain estimates and judgments by our management. Our estimates and judgments are based on currently available information, historical results and other assumptions we believe are reasonable. Actual results could differ from these estimates. During the forty weeks ended October 6, 2007, we consistently applied the critical accounting policies discussed in our annual report on Form 10-K for the year ended December 30, 2006. For a complete discussion regarding these critical accounting policies, refer to this annual report on Form 10-K.

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

Results of Operations

The following table sets forth certain of our operating data expressed as a percentage of net sales for the periods indicated.

	Twelve Week Periods Ended		Forty Week Periods Ended
	(unaudited)		(unaudited)
	October 6, 2007	October 7, 2006	October 6, 2007	October 7, 2006
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales, including purchasing and warehousing costs	52.1	51.8	51.9	52.2
Gross profit	47.9	48.2	48.1	47.8
Selling, general and administrative expenses	39.3	38.9	38.8	38.4
Operating income	8.7	9.3	9.3	9.4
Interest expense	(0.7)	(0.8)	(0.6)	(0.8)
Gain on extinguishment of debt, net	0.0	0.1	0.0	0.0
Other income (expense), net	0.0	0.0	0.0	0.0
Provision for income taxes	2.9	3.2	3.3	3.2
Net income	5.1%	5.4%	5.4%	5.4%

Twelve Weeks Ended October 6, 2007 Compared to Twelve Weeks Ended October 7, 2006

Net sales for the twelve weeks ended October 6, 2007 were $1,158.0 million, an increase of $58.6 million, or 5.3%, as compared to net sales for the twelve weeks ended October 7, 2006. The net sales increase was due to an increase in comparable store sales of 1.1% and contributions from our new AAP and AI stores opened within the last year.  The comparable store sales increase was driven by an increase in average ticket sales and customer traffic in our DIFM business and an increase in average ticket sales by our DIY customers offset by a decrease in DIY customer count. AI produced sales of $33.9 million, an increase of $6.1 million, or 22.1%.  AI’s sales increase was primarily driven by our acceleration of new-store growth throughout 2006 and forty weeks ended October 6, 2007.

Gross profit for the twelve weeks ended October 6, 2007 was $555.1 million, or 47.9% of net sales, as compared to $530.2 million, or 48.2% of net sales, for the twelve weeks ended October 7, 2006. The decrease in gross profit as a percentage of net sales was due primarily to a less favorable merchandise sales mix as compared to the prior year and less vendor incentives recognized as a result of lower inventory purchases. We continue to closely manage our overall inventory levels to our recent sales trends while maintaining adequate levels of inventory to support our parts initiative as discussed in the Management Overview. Additionally, commercial sales represented a 2% higher portion of our consolidated sales for the third quarter relative to the prior year, which generate a slightly lower gross profit as compared to our DIY sales.

Selling, general and administrative expenses increased to $454.7 million, or 39.3% of net sales, for the twelve weeks ended October 6, 2007, from $427.7 million, or 38.9% of net sales, for the twelve weeks ended October 7, 2006. As a percentage of net sales, selling, general and administrative expenses included 0.5% of severance and asset write-off costs associated with our SG&A reduction initiatives. We also experienced an increase in certain fixed occupancy costs, as a percentage of net sales during the third quarter, offset by reduced advertising expense.

Operating income for the twelve weeks ended October 6, 2007 was $100.4 million, or 8.7% of net sales, as compared to $102.5 million, or 9.3% of net sales, for the twelve weeks ended October 7, 2006. This decrease in operating income, as a percentage of net sales, was reflective of a decrease in gross profit and higher selling, general and administrative expenses as previously discussed. AAP produced operating income of $99.8 million, or 8.9% of net sales, for the twelve weeks ended October 6, 2007 as compared to $102.1 million, or 9.5% of net sales, for the twelve weeks ended October 7, 2006. AI generated operating income of $0.6 million for the twelve weeks ended October 6, 2007 as compared to operating income of $0.5 million for the same period last year. Operating income increased only slightly due to less than anticipated sales and the reinvestment of resources to accelerate AI’s store growth and roll out of certain AI branded product.

Interest expense for the twelve weeks ended October 6, 2007 was $8.0 million, or 0.7% of net sales, as compared to $9.2 million, or 0.8% of net sales, for the twelve weeks ended October 7, 2006. The decrease in interest expense is a result of lower average outstanding borrowings and lower average borrowing rates during the twelve weeks ended October 6, 2007 compared to the same period ended October 7, 2006.

Income tax expense for the twelve weeks ended October 6, 2007 was $33.7 million, as compared to $35.5 million for the twelve weeks ended October 7, 2006. Our effective income tax rate was 36.4% for the twelve weeks ended October 6, 2007 compared to 37.6% for the same period ended October 7, 2006. This lower rate was primarily reflective of adjustments made in connection with the filing of our consolidated income tax return and the completion of certain state income tax audits.

We generated net income of $59.0 million, or $0.57 per diluted share, for the twelve weeks ended October 6, 2007, as compared to $58.9 million, or $0.56 per diluted share, for the twelve weeks ended October 7, 2006. As a percentage of net sales, net income for the twelve weeks ended October 6, 2007 was 5.1%, as compared to 5.4% for the twelve weeks ended October 7, 2006.

Forty Weeks Ended October 6, 2007 Compared to Forty Weeks Ended October 7, 2006

Net sales for the forty weeks ended October 6, 2007 were $3,796.0 million, an increase of $195.7 million, or 5.4%, as compared to net sales for the forty weeks ended October 7, 2006. The net sales increase was due to an increase in comparable store sales of 1.2% and contributions from our new AAP and AI stores opened within the last year.  The comparable store sales increase was driven by an increase in average ticket sales and customer traffic in our DIFM business and an increase in average ticket sales by our DIY customers offset by a decrease in DIY customer count.  AI produced sales of $103.8 million, an increase of $18.2 million, or 21.2%.  AI’s sales increase was primarily driven by our acceleration of new-store growth throughout 2006 and forty weeks ended October 6, 2007.

Gross profit for the forty weeks ended October 6, 2007 was $1,827.4 million, or 48.1% of net sales, as compared to $1,722.7 million, or 47.8% of net sales, for the forty weeks ended October 7, 2006. The increase in gross profit as a percentage of net sales reflects favorable results achieved through category management throughout most of the 40-week period, including improved procurement costs and a positive shift in sales mix, and lower logistics expense.

Selling, general and administrative expenses increased to $1,474.5 million, or 38.8% of net sales, for the forty weeks ended October 6, 2007, from $1,383.5 million, or 38.4% of net sales, for the forty weeks ended October 7, 2006. As a percentage of net sales, selling, general and administrative expenses included 0.2% of severance and asset write-off costs associated with our SG&A reduction initiatives. We also experienced an increase in certain fixed occupancy costs, as a percentage of net sales during the forty weeks ended October 6, 2007, offset by reduced advertising expense.

Operating income for the forty weeks ended October 6, 2007 was $352.9 million, or 9.3% of net sales, as compared to $339.3 million, or 9.4% of net sales, for the forty weeks ended October 7, 2006. This decrease in operating income, as a percentage of net sales, was reflective of higher selling, general and administrative expenses as previously discussed partially offset by an increase in gross profit. AAP produced operating income of $352.9 million, or 9.6% of net sales, for the forty weeks ended October 6, 2007 as compared to $336.7 million, or 9.6% of net sales, for the forty weeks ended October 7, 2006. AI generated no operating income for the forty weeks ended October 6, 2007 as compared to operating income of $2.5 million for the same period last year. This decrease in operating income was primarily driven by less than anticipated sales, additional expenses associated with the transition to AI’s new distribution center earlier in 2007 and the reinvestment of resources to accelerate AI’s store growth and roll out of certain AI branded product.

Interest expense for the forty weeks ended October 6, 2007 was $26.6 million, or 0.6% of net sales, as compared to $28.1 million, or 0.8% of net sales, for the forty weeks ended October 7, 2006. The decrease in interest expense is a result of lower average outstanding borrowings and lower average borrowing rates during the forty weeks ended October 6, 2007 compared to the same period ended October 7, 2006.

Income tax expense for the forty weeks ended October 6, 2007 was $123.9 million, as compared to $116.9 million for the forty weeks ended October 7, 2006. Our effective income tax rate was 37.8% for the forty weeks ended October 6, 2007 compared to 37.4% for the same period ended October 7, 2006.

We generated net income of $203.6 million, or $1.92 per diluted share, for the forty weeks ended October 6, 2007, as compared to $196.0 million, or $1.82 per diluted share, for the forty weeks ended October 7, 2006. As a percentage of net sales, net income was 5.4% for both the forty weeks ended October 6, 2007 and the forty weeks ended October 7, 2006.

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

At October 6, 2007, our cash and cash equivalents balance was $14.8 million, an increase of $3.7 million compared to December 30, 2006. This increase resulted from an increase in cash flow from operations and proceeds from the exercise of stock options partially offset by the continued investment in property and equipment, reduction in our revolving credit facility balance and return of capital to our shareholders through the payment of dividends and repurchase of common stock during the forty weeks ended October 6, 2007. At October 6, 2007, we had outstanding indebtedness primarily consisting of borrowings of $429.6 million under our revolving credit facility. Additionally, we had $85.0 million in letters of credit outstanding, which reduced our total availability under the revolving credit facility to $235.4 million.

During the forty weeks ended October 6, 2007, we paid $25.2 million in quarterly cash dividends. Subsequent to October 6, 2007, our Board of Directors declared a quarterly dividend of $0.06 per share to be paid on January 4, 2008 to all common stockholders of record as of December 21, 2007.

Capital Expenditures

Our primary capital requirements have been the funding of our continued store expansion program, including new store openings and store acquisitions, store relocations and remodels, inventory requirements, the construction and upgrading of distribution centers, the development and implementation of proprietary information systems and our acquisitions.

Our capital expenditures were $146.5 million for the forty weeks ended October 6, 2007. These amounts included costs related to new store openings, the upgrade of our information systems, and remodels and relocations of existing stores. During the forty weeks ended October 6, 2007, we opened an aggregate of 156 AAP and AI stores, remodeled 73 AAP stores and relocated 24 AAP stores. In 2007, we anticipate that our capital expenditures will be approximately $215 to $225 million, including an estimated $25 million for our ninth distribution center we expect to open in early 2010.

Our future capital requirements will depend in large part on the number of and timing for new stores we open or acquire within a given year and the number of stores we relocate or remodel.  We anticipate adding an aggregate of approximately 190 to 200 new AAP and AI stores and relocating 30 AAP stores during 2007. During the third quarter, we stopped our store remodel program while we more closely examine the sales results and overall return from these remodels. We have also eliminated certain information technology, logistics and other investments that did not demonstrate acceptable returns. Additionally, we have delayed the opening of our ninth distribution center to the beginning of 2010 as a result of fewer new stores openings planned through 2008.

Vendor Financing Program

Historically, we have negotiated extended payment terms from suppliers that help finance inventory growth, and we believe that we will be able to continue financing much of our inventory growth through such extended payment terms. We have a short-term financing program with a bank for certain merchandise purchases. In substance, the program allows us to borrow money from the bank to finance purchases from our vendors. This program allows us to reduce further our working capital invested in current inventory levels and finance future inventory growth. Our revolving credit facility does not restrict availability under this program. At October 6, 2007, $153.3 million was payable to the bank by us under this program.

Stock Repurchase Program

During the twelve weeks ended October 6, 2007, our Board of Directors authorized a new stock repurchase program of up to $500 million of our common stock plus related expenses. The new program cancelled and replaced the remaining portion of the previous $300 million stock repurchase program. The program allows us to repurchase our common stock on the open market or in privately negotiated transactions from time to time in accordance with the requirements of the Securities and Exchange Commission.

During the twelve weeks ended October 6, 2007, we repurchased 6.2 million shares of common stock at an aggregate cost of $207.3 million, or an average price of $33.26 per share, of which 1.2 million shares of common stock were repurchased under the previous $300 million stock repurchase program. During the forty weeks ended October 6, 2007, we repurchased 6.3 million shares of common stock at an aggregate cost of $211.2 million, or an average price of $33.38 per share, of which 1.3 million shares of common stock were repurchased under the previous $300 million stock repurchase program.

During the twelve weeks ended October 6, 2007, we retired all 6.3 million shares repurchased under the stock repurchase programs. At October 6, 2007, we had $335.2 million remaining under the current stock repurchase program. Subsequent to October 6, 2007, we repurchased 0.8 million shares of common stock at an aggregate cost of $30.0 million, or an average price of $35.66 per share.

Analysis of Cash Flows

An analysis of our cash flows for the forty-week period ended October 6, 2007 as compared to the forty-week period ended October 7, 2006 is included below.

	Forty Week Periods Ended
	October 6, 2007	October 7, 2006
	(in millions)

Cash flows from operating activities	$377.8	$297.0
Cash flows from investing activities	(138.1)	(204.6)
Cash flows from financing activities	(236.0)	(119.2)
Net increase (decrease) in cash and
cash equivalents	$3.7	$(26.8)

Operating Activities

For the forty weeks ended October 6, 2007, net cash provided by operating activities increased $80.8 million to $377.8 million, as compared to the forty weeks ended October 7, 2006. Net income increased by $7.6 million during the forty weeks ended October 6, 2007 as compared to the comparable period in 2006. Significant changes in working capital resulted in the following sources of cash:

•	a $29.7 million increase in cash flows from inventory, net of accounts payable, reflective of our slow down of inventory growth in line with our current sales trends; and
•
a $54.6 million increase in cash flows comprised of other movements in working capital, primarily including an increase in accrued operating expenses and the payment of a $6.3 million cash dividend accrued at December 30, 2006.

Investing Activities

For the forty weeks ended October 6, 2007, net cash used in investing activities decreased by $66.5 million to $138.1 million, as compared to the forty weeks ended October 7, 2006. Significant components of this decrease consisted of:

•
a decrease in capital expenditures of $54.3 million resulting primarily from less spending on capital assets in our store locations, impact of the reduced scope in remodels and fewer relocations as compared to the comparable periods in the prior year; and

•	the decrease of a $12.5 million business acquisition payment in 2006.

Financing Activities

For the forty weeks ended October 6, 2007, net cash used in financing activities increased by $116.8 million to $236.0 million, as compared to the forty weeks ended October 7, 2006.

Cash flows from financing activities increased as result of:

•	an increase of $25.6 million from the issuance of common stock, primarily resulting from the increase in exercise of stock options; and
•	a $6.7 million cash inflow from excess tax benefits realized from the increase in exercise of stock options.

Cash flows from financing activities decreased as result of:

•	a $20.4 million cash outflow resulting from the timing of bank overdrafts;
•	an increase in net borrowings under our credit facility of $59.4 million;
•	an additional $73.7 million of common stock repurchases; and
•	$6.0 million of additional cash dividends paid due primarily to the timing in payments.

Off-Balance-Sheet Arrangements

As of October 6, 2007, we had no off-balance-sheet arrangements as defined in S-K Item 303 of the SEC regulations. We include other off-balance-sheet arrangements in our contractual obligation table including operating lease payments, interest payments on our credit facility and letters of credit outstanding.

Contractual Obligations

In addition to our revolving credit facility, we also utilize operating leases as another source of financing. The amounts payable under these operating leases are included in our schedule of contractual obligations.  Our future contractual obligations related to long-term debt, operating leases and other contractual obligations at October 6, 2007 were as follows:

Contractual Obligations	Total	Fiscal 2007	Fiscal 2008	Fiscal 2009	Fiscal 2010	Fiscal 2011	Thereafter
(in thousands)
Long-term debt	$434,435	$109	$721	$684	$704	$430,262	$1,955
Interest payments	$100,697	$5,866	$24,172	$23,988	$24,616	$22,052	$3
Letters of credit	$84,951	$-	$84,951	$-	$-	$-	$-
Operating leases (1)	$2,127,130	$44,043	$260,430	$231,338	$213,182	$191,102	$1,187,035
Purchase obligations (2)	$10,683	$1,956	$8,727	$-	$-	$-	$-
Other long-term liabilities(3)	$60,042	$-	$-	$-	$-	$-	$-

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

(2)
For the purposes of this table, purchase obligations are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Our open purchase orders are based on current inventory or operational needs and are fulfilled by our vendors within short periods of time. We currently do not have minimum purchase commitments under our vendor supply agreements nor are our open purchase orders for goods and services binding agreements. Accordingly, we have excluded open purchase orders from this table. The purchase obligations consist of the amount of fuel required to be purchased by us under certain fixed price fuel supply agreements and certain commitments for training and development. All of these agreements expire by the end of 2008.

(3)
Primarily includes employee benefit accruals, restructuring and closed store liabilities and deferred income taxes for which no contractual payment schedule exists and we expect the payments to occur beyond twelve months from October 6, 2007. Additionally, other long-term liabilities included $16.5 million of unrecognized income tax benefits as a result of our adoption of FIN 48 on December 31, 2006. The amount of unrecognized tax benefits did not materially change from December 31, 2006 to October 6, 2007. During the next 12 months, it is possible that we could conclude on $2 to $3 million of the contingencies associated with these tax uncertainties, a portion of which may be settled in cash. We do not anticipate any significant impact on our liquidity and capital resources due to the conclusion of these tax matters.

Long Term Debt

Our primary source of financing is a $750 million unsecured five-year revolving credit facility with our subsidiary, Advance Stores Company, Incorporated, serving as the borrower. This facility replaced the term loans and revolver under our previous credit facility. Additionally, the facility provides for the issuance of letters of credit with a sub limit of $300 million and swingline loans in an amount not to exceed $50 million. We may also request, subject to certain lender consent, that the total revolving commitment be increased by an amount not exceeding $250 million during the term of the credit agreement. Voluntary prepayments and voluntary reductions of the revolving balance are permitted in whole or in part, at our option, in minimum principal amounts as specified in the revolving credit facility.

As of October 6, 2007, we had outstanding $429.6 million under the revolver, $4.8 million under an economic development note payable and $85.0 million in letters of credit outstanding, which reduced availability under the revolver to $235.4 million. At October 6, 2007, we also have interest rate swaps in place that effectively fix our interest rate exposure on approximately 52% of our bank debt.

The interest rates on the borrowings under the revolving credit facility are based, at our option, on an adjusted LIBOR rate, plus a margin, or an alternate base rate, plus a margin. The current margin is 0.75% and 0.0% per annum for the adjusted LIBOR and alternate base rate borrowings, respectively. We have elected to use the 90-

day adjusted LIBOR rate and have the ability and intent to continue to use this rate on our hedged borrowings. A commitment fee will be charged on the unused portion of the revolver, payable in arrears. The current commitment fee rate is 0.150% per annum. Under the terms of the revolving credit facility, the interest rate spread and commitment fee will be based on our credit rating. The revolving facility terminates on October 5, 2011.

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

We are required to comply with financial covenants in the revolving credit facility with respect to (a) a maximum leverage ratio and (b) a minimum consolidated coverage ratio. We were in compliance with the above covenants under the revolving credit facility at October 6, 2007.

Credit Ratings

At October 6, 2007, we had a credit rating from Standard & Poor’s of BB+ and a credit rating of Ba1 from Moody’s Investor Service. The current pricing grid used to determine our borrowing rates under our revolving credit facility is based on such credit ratings. If these credit ratings decline, our interest expense may increase. Conversely, if these credit ratings improve, our interest expense may decrease.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact, if any, of adopting SFAS No. 159.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact, if any, of adopting SFAS No. 157.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding market risk see “Item 7A. Quantitative and Qualitative Disclosures About Market Risks” in the Company’s Annual Report on Form 10-K for the year ended December 30, 2006. At October 6, 2007, there had not been a material change to the information regarding market risk disclosed in the Company’s Annual Report on Form 10-K for the year ended December 30, 2006.

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

During the quarter ended October 6, 2007, we upgraded the operating system we use to perform certain accounting and reporting functions, such as general ledger, procurement, accounts payable and fixed asset accounting.  Additionally, the application and associated infrastructure now resides off-site in a third-party data center.  Based on management’s evaluation, the necessary steps have been taken to monitor and maintain appropriate internal control over financial reporting during this period of change.

Other than as described above, there were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended October 6, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth the information with respect to repurchases of our common stock for the quarter ended October 6, 2007 (amounts in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs (2)(3)

July 15, 2007, to August 11, 2007	1,235	$34.24	1,235	$57,801
August 12, 2007, to September 8, 2007	4,998	32.98	4,998	335,151
September 9, 2007, to October 6, 2007	-	-	-	335,151

Total	6,233	$33.23	6,233	$335,151

(1)	Average price paid per share excludes related expenses paid on previous repurchases.
(2)
All of the above repurchases were made on the open market at prevailing market rates plus related expenses under our stock repurchase program, which authorized the repurchase of up to $500 million in common stock.  Our stock repurchase program was authorized by our Board of Directors and publicly announced on August 8, 2007 which replaced the remaining portion of the $300 million stock repurchase program authorized by our Board of Directors and announced on August 17, 2005.

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

ADVANCE AUTO PARTS, INC.

November 15, 2007	By:	/s/ Michael O. Moore
Michael O. Moore Executive Vice President, Chief Financial Officer

S-1

EXHIBIT INDEX

Exhibit Number		Exhibit Description

3.1	(1)	Restated Certificate of Incorporation of Advance Auto (as amended on May 19, 2004).

3.2	(2)	Bylaws of Advance Auto (as amended on November 15, 2006).

31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Filed on May 20, 2004 as an exhibit to Current Report on Form 8-K of Advance Auto.
(2) Filed on February 28, 2007 as an exhibit to the Annual Report on Form 10-K of Advance Auto.