Form 10-K
period 2007-12-29
ADVANCE AUTO PARTS INC
filed 2008-02-27
CIK 1158449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2007
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of July 13, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the 106,659,839 shares of Common Stock held by non-affiliates of the registrant was $4,245,061,592, based on the last sales price of the Common Stock on July 13, 2007, as reported by the New York Stock Exchange.

As of February 22, 2008, the registrant had outstanding 94,517,071 shares of Common Stock, par value $0.0001 per share (the only class of common equity of the registrant outstanding).

Documents Incorporated by Reference:

Portions of the definitive proxy statement of the registrant to be filed within 120 days of December 29, 2007, pursuant to Regulation 14A under the Securities Exchange Act of 1934, for the 2008 Annual Meeting of Stockholders to be held on May 15, 2008, are incorporated by reference into Part III.

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

Although we believe that our plans, intentions and expectations as reflected in or suggested by those forward-looking statements are reasonable, we may not give assurance that the plans, intentions or expectations will be achieved. Listed below and discussed elsewhere in this report are some important risks, uncertainties and contingencies which could cause our actual results, performance or achievements to be materially different from the forward-looking statements made in this report. These risks, uncertainties and contingencies include, but are not limited to, the following:

•	the implementation of our business strategies and goals;
•	our ability to expand our business;
•	competitive pricing and other competitive pressures;
•	a decrease in demand for our products;
•	the occurrence of natural disasters and/or extended periods of unfavorable weather;
•	our ability to obtain affordable insurance against the financial impacts of natural disasters;
•	the availability of suitable real estate locations;
•	our overall credit rating which impacts our debt interest rate and ability to obtain additional debt;
•	deterioration in general economic conditions;
•	our ability to attract and retain qualified team members;
•	our relationship with our vendors;
•	our involvement as a defendant in litigation or incurrence of judgements, fines or legal costs;
•	adherence to the restrictions and covenants imposed under our revolving and term loan facilities;
•	war or acts of terrorism; and
•
other statements that are not of historical fact made throughout this report, including in the sections entitled "Business," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors."

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

Overview

We primarily operate within the United States automotive aftermarket industry, which includes replacement parts (excluding tires), accessories, maintenance items, batteries and automotive chemicals for cars and light trucks (pickup trucks, vans, minivans and sport utility vehicles). We currently are the second largest specialty retailer of automotive parts, accessories and maintenance items to "do-it-yourself," or DIY, and “do-it-for-me,” or DIFM, customers in the United States, based on store count and sales.

We were formed in 1929 as Advance Stores Company, Incorporated and operated as a retailer of general merchandise until the 1980s. During the 1980s, we sharpened our focus to target sales of automotive parts and accessories to DIY customers. From the 1980s to the present, we have grown significantly as a result of strong comparable store sales growth, new store openings and strategic acquisitions. Since 1996, we have aggressively expanded our sales to DIFM customers through our commercial delivery program. Our parent company, Advance Auto Parts, Inc., was incorporated in 2001 in conjunction with the acquisition of Discount Auto Parts, Inc., or Discount. More recently in 2005, we acquired Autopart International, Inc., or AI.

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

Financial information on our segments is included in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, of this Annual Report on Form 10-K. In addition, selected financial data for our segments is available in Note 18, Segment and Related Information, of the Notes to Consolidated Financial Statements, included in Item 15. Exhibits, Financial Statement Schedules, of this Annual Report on Form 10-K.

AAP Segment

At December 29, 2007, we operated 3,153 stores within the United States, Puerto Rico and the Virgin Islands. We operated 3,123 stores throughout 40 states in the Northeastern, Southeastern and Midwestern regions of the United States. These stores operated under the “Advance Auto Parts” trade name except for certain stores in the state of Florida, which operated under the “Advance Discount Auto Parts” trade name. These stores offer a broad selection of brand name and proprietary automotive replacement parts, accessories and maintenance items for domestic and imported cars and light trucks. In addition, we operated 30 stores under the “Western Auto” and “Advance Auto Parts” trade names, located in Puerto Rico and the Virgin Islands, or Offshore.

We also provide our customers online shopping and access to over two million stock keeping units, or SKUs.  Our online site allows our customers to pick up merchandise at a conveniently located store or have their purchases shipped directly to their home or business.

AAP Stores

Store Overview.   Our stores generally are located in freestanding buildings in areas with high vehicle traffic counts, good visibility and easy access to major roadways. We believe that our stores exhibit a customer-friendly format with the majority of our stores featuring an updated exterior and interior, brighter lighting, clean graphics and a well-designed and easily navigated floor plan. The average size of our stores is 7,400 square feet with the size of our new stores approximating 7,000 square feet. We have recently introduced a 6,000 square foot prototype store. Our stores generally are open from 7:30 a.m. to 9:00 p.m. six days a week and 9:00 a.m. to 9:00 p.m. on Sundays and most holidays to meet the needs of our DIY and DIFM customers. We offer extended hours in a limited number of our stores, including 24 hours per day in certain stores.

Our stores carry a standard SKU offering of approximately 16,000 SKUs while certain stores carry slightly more SKUs within centralized market locations where there is demand for a more customized assortment of merchandise. Additionally, certain of our stores serve as Local Area Warehouses, or LAWs, where they carry an additional customized assortment of 10,000 SKUs for next day delivery to selected stores within the service area of each respective LAW. The standard SKU offering within each of our stores is replenished from one of our eight distribution centers on an average of once per week.

We also utilize a network of Parts Delivered Quickly, or PDQ®, facilities and one Master PDQ® facility to ensure our stores have the right product at the right time for our customers’ needs. Our PDQ® and Master PDQ® network of facilities provide our customers an additional assortment of approximately 80,000 less common parts and accessories on same-day or overnight basis. Lastly, our customers have access to over 275,000 SKUs though our Special Order Center, an in-store kiosk where they order the requested item directly from one of our vendors for delivery to a particular store or other destination as chosen by the customer.

Store team members utilize our proprietary point-of-sale (“POS”) system, including a fully integrated electronic parts catalog to identify and suggest the appropriate quality and price options for the SKUs that we carry, as well as the related products, tools or additional information that is required by our customers to complete their automotive repair projects properly and safely.  We strive to be the leader in the automotive aftermarket industry in serving our customers by providing quality products at the right price and backed by a good warranty and outstanding customer service. We offer many of the products in our stores at a good, better or best recommendation differentiated by price and quality.

Some of the products offered in our stores include the following:

Filters	Alternators	Transmissions	Windshield Wipers
Radiators	Batteries	Clutches	Windshield Washer Fluid
Brake pads	Shock Absorbers	Electronic Ignition Components	Floor Mats
Belts and Hoses	Struts	Engines	Steering Wheel Covers
Radiator hoses	Suspension Parts	Oil and Transmission Fluid	Lighting
Starters	Spark Plugs	Antifreeze	Wash and Waxes

We also provide a variety of services free of charge to our customers including:

Battery installation	“How-To” Project Kiosks	Electrical system testing
Wiper installation	“How-To” Video Clinics	Oil and battery recycling

Our retail stores are 100% company operated and are divided into four geographic areas.  A senior vice president, who is supported by five to six regional vice presidents, manages each area of retail stores.  Division managers report to the regional vice presidents and have direct responsibility for store operations in a specific division, which typically consists of 13 to 16 stores.  Depending on store size and sales volume, each store is staffed by eight to 14 team members under the leadership of a store manager. We offer training to our employees, who we refer to as team members, including formal classroom workshops, online seminars and certification by the National Institute for Automotive Service Excellence ("ASE"), which is broadly recognized for training certification in the automotive industry. We also continue to increase the number of bilingual team members in our stores to better serve an increasingly diverse customer base.

Commercial Sales.  In addition to the in-store customer service provided to our DIY customers, we also maintain a commercial sales team dedicated to the development of our commercial business and the support of our DIFM customers, certain of which consist of national and regional accounts.  Since 1996, we have aggressively expanded our sales to DIFM customers through our commercial delivery program. Sales to DIFM customers represented approximately 25% of our AAP sales in 2007 and consisted of sales to both walk-in commercial customers and sales delivered to our commercial customers’ place of business, including independent garages, service stations and auto dealers. Our commercial strategy consists of the development of commercial marketing and merchandising initiatives with the continued focus on getting our DIFM customers to use us as their “first call” supplier. At December 29, 2007, we had 2,604 AAP stores with commercial delivery programs, or 83% of total AAP stores, which was slightly up from 81% at December 30, 2006.

Store Development. Our store development program has historically focused on adding new stores within existing markets, relocating and remodeling existing stores and entering new markets. The addition of new stores, along with strategic acquisitions, has played a significant role in our growth and success. We believe the addition of new stores will continue to play a significant role in our future growth and success.

Our 3,153 AAP stores were located in the following states and territories at December 29, 2007:

	Number of		Number of		Number of
Location	Stores	Location	Stores	Location	Stores

Alabama	117	Maryland	72	Oklahoma	30
Arkansas	36	Massachusetts	50	Pennsylvania	156
Colorado	36	Michigan	83	Puerto Rico	29
Connecticut	32	Minnesota	16	Rhode Island	7
Delaware	5	Mississippi	58	South Carolina	122
Florida	447	Missouri	41	South Dakota	7
Georgia	226	Nebraska	19	Tennessee	144
Illinois	82	New Hampshire	9	Texas	162
Iowa	26	New Mexico	1	Vermont	7
Indiana	96	New Jersey	47	Virgin Islands	1
Kansas	26	New York	117	Virginia	166
Kentucky	89	North Carolina	225	West Virginia	65
Louisiana	59	North Dakota	4	Wisconsin	45
Maine	11	Ohio	180	Wyoming	2

The following table sets forth information concerning increases in the total number of our AAP stores during the past five years:

	2007	2006	2005	2004	2003
Beginning Stores	2,995	2,810	2,652	2,539	2,435
New Stores (1)	175	190	169	125	125
Stores Closed	(17)	(5)	(11)	(12)	(21)
Ending Stores (2)	3,153	2,995	2,810	2,652	2,539

(1)	Does not include stores that opened as relocations of previously existing stores within the same general market area or substantial renovations of stores.
(2)	Includes 2 and 7 stores not operating at December 30, 2006 and December 31, 2005, respectively, primarily due to hurricane damage.

Store Technology.  Our store-based information systems, which are designed to improve the efficiency of our operations and enhance customer service, are comprised of a proprietary point-of-sale, or POS, system and electronic parts catalog, or EPC, system.  Information maintained by our POS system is used to formulate pricing, marketing and merchandising strategies and to replenish inventory accurately and rapidly. Our POS system is fully integrated with our EPC system that enables our store team members to assist our customers in their parts selection and ordering based on year, make, model and engine type of their vehicles. Our centrally based EPC data management system enables us to reduce the time needed to exchange data with our vendors and ultimately catalog and deliver updated, accurate product information.

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

We also support our store operations with additional proprietary systems. Our store-level inventory management system provides real-time inventory tracking at the store level. With the store-level system, store team members can check the quantity of on-hand inventory for any SKU, adjust stock levels for select items for store specific events, automatically process returns and defective merchandise, designate SKUs for cycle counts and track merchandise transfers. Our stores use radio frequency hand-held devices to help ensure the accuracy of our inventory. Our standard operating procedure, or SOP, system is a web-based, electronic data management system that allows our team members instant and quick access to any of our standard operating procedures through a comprehensive on-line search function.  Additionally, we utilize a labor scheduling system known as management planning and training, or MPT. All of these systems are tightly integrated and together provide real-time, comprehensive information to store personnel, resulting in improved customer service levels, team member productivity and in-stock availability.

Store Support Center

Merchandising.  Purchasing for virtually all of the merchandise for our stores is handled by our centralized corporate offices in Roanoke, Virginia, or store support center.  In 2007, we purchased merchandise from over 400 vendors, with no single vendor accounting for more than 7% of purchases. Our purchasing strategy involves negotiating agreements with certain vendors to purchase merchandise over a specified period of time along with other terms, including pricing, payment terms and volume.

Our merchandising team is skilled in sourcing high quality products globally and maintaining consistent inventory levels. The merchandising team has developed strong vendor relationships in the industry and, in a collaborative effort with our vendor partners, utilizes a category management process. We believe this process, which develops a customer focused business plan for each merchandise category, has been highly effective and is critical to improving comparable store sales, gross margin and inventory turns.

Our merchandising strategy is to carry a broad selection of high quality brand name automotive parts and accessories such as Bosch®, Castrol®, Sylvania®, Prestone®, Monroe®, Bendix®, Purolator®, Dayco® and Trico®, which generates DIY customer traffic and also appeals to commercial customers. In addition to these branded products, we stock a wide selection of high quality proprietary products that appeal to value conscious customers. These lines of merchandise include everything from chemical and wash-and-wax products to tools, batteries, parts and interior automotive accessories under the names of Professional’s FavoriteTM, Joe’s GarageTM, Mechanic’s ChoiceTM, Auto XpressTM, AutocraftTM, EnduranceTM, WeareverTM, JobmateTM and MirageTM.

Supply Chain.  Our supply chain consists of centralized inventory management and transportation functions which support a logistics network of distribution centers, PDQ® warehouses and stores. Our inventory management team utilizes a replenishment system, or E-3, to monitor the distribution center, PDQ® warehouse and store inventory levels and order additional product when appropriate while streamlining costs associated with the handling of that product. E-3 utilizes the most up-to-date information from our POS system as well as inventory movement forecasting based upon history, sales trends by SKU, seasonality and demographic shifts in demand. E-3 combines these factors with service level goals, vendor lead times and cost of inventory assumptions to determine the timing and size of purchase orders. A significant portion of our purchase orders are sent via electronic data interchange, with the remainder being sent by computer generated e-mail or facsimile.

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

We currently operate eight distribution centers. All of these distribution centers are equipped with our distribution center management system, or DCMS.  Our DCMS provides real-time inventory tracking through the processes of receiving, picking, shipping and replenishing at our distribution centers.  The DCMS, integrated with technologically advanced material handling equipment, significantly reduces warehouse and distribution costs, while improving efficiency.  This equipment includes carousels, “pick-to light” systems, robotic picking, radio frequency technology, voice technology and automated sorting systems. Through the continued implementation of our supply chain initiatives we expect to further increase the efficient utilization of our distribution capacity. We believe our current capacity will allow us to support in excess of 3,400 stores. During 2007, we announced our plan to build a new distribution center in Indiana now scheduled to open in early-2010.

We currently offer approximately 58,000 SKUs to substantially support all of our retail stores via our 13 stand-alone PDQ® warehouses and/or our eight distribution centers (all of which stock PDQ® items). Stores have visibility to inventory in their respective facilities and can place orders to these facilities, or as an alternative, through an online ordering system to virtually any of the other facilities.  Ordered parts are delivered to substantially all stores on a same day or next day basis through our dedicated PDQ® trucking fleet and third party carriers. Store inventories are replenished from our eight distribution centers. In addition, we operate a Master PDQ® warehouse that stocks 45,000 incremental SKUs of harder-to-find automotive parts and accessories and utilizes our existing PDQ® distribution infrastructure and/or third party arrangements to provide next day service to substantially all of our stores.

Advertising.  We have an extensive advertising program designed to communicate our merchandise offerings, parts assortment and availability, competitive prices, free services and commitment to customer service. The program is focused on establishing Advance Auto Parts as the resource for a customer's automotive needs. We use a mix of media that reinforces our brand image, including television, radio, promotional signage, outdoor media, print and our Internet site.

Our advertising plan is a brand-building program built around television and radio advertising. The plan is supported by in-store signage, online advertising and print. Our television advertising is a combination of national and regional media in both sports and entertainment programming. Radio advertising generally airs during peak drive times. We use Spanish-language radio and television advertising to market to our Hispanic customers. Our advertising program is also supported through sponsorships of sporting events, racing teams and other events at all levels in a grass-roots effort to positively impact individual communities, including Hispanic and other ethnic communities, to create awareness and drive traffic for our stores.  Since 2004, we have used an integrated consumer education program to build our image as not only the source for parts, but also the best resource for vehicle information. Our goal with this initiative is to continue our long-term brand building success, increase customer loyalty and expand our customer base.

In February 2008, we launched a new branding campaign, “Keep the Wheels Turning.” This campaign was developed based on a strategic review of our business as well as extensive research conducted with our customers and team members. We believe this campaign, which targets both DIY and DIFM customers will differentiate Advance Auto Parts in our industry by positioning us as the source for brand name parts and products and as the resource for expert advice and knowledge to help customers keep their vehicles running. The campaign includes creative and compelling television and radio commercials designed to drive sales and build an enduring, positive image of Advance Auto Parts.

AI Segment

We acquired AI in September 2005. The acquisition, which included 61 stores throughout New England and New York, a distribution center and AI’s wholesale distribution business, complements our growing presence in the DIFM market in the Northeast.

AI’s business primarily serves the commercial market from its store locations. In addition, its North American Sales Division services warehouse distributors and jobbers throughout North America. We believe AI provides a high level of service to its commercial customers by providing quality parts, unsurpassed customer service and efficient parts delivery. As a result of its extensive sourcing network, AI is able to serve its customers in search of replacement parts for both domestic and imported cars and light trucks with a greater focus on imported parts. The vast majority of AI’s product is sold under its proprietary brand. The AI stores offer an average of 9,500 SKUs with access to an additional 17,000 unique SKUs through its logistics network.

At December 29, 2007, we operated 108 stores under the “Autopart International” trade name in the following states throughout the Northeast:

	Number of		Number of		Number of
Location	Stores	Location	Stores	Location	Stores

Connecticut	17	New Hampshire	8	Pennsylvania	9
Maine	5	New Jersey	9	Rhode Island	4
Massachusetts	33	New York	22	Vermont	1

The following table sets forth information concerning increases in the total number of our AI stores:

	2007	2006	2005
Beginning Stores	87	62	-
New Stores	21	25	62	(1)
Stores Closed	-	-	-
Ending Stores	108	87	62

(1)	Of the 62 new stores in 2005, 61 stores were acquired in September 2005 as a result of our AI acquisition.

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

Team Members

At February 22, 2008, we employed 25,499 full-time team members and 18,566 part-time team members. Our workforce consisted of 88% of our team members employed in store-level operations, 9% employed in distribution and 3% employed in our corporate offices. We have never experienced any labor disruption and are not party to any collective bargaining agreements. We believe that our team member relations are good.

Intellectual Property

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

Competition

We operate in both the DIY and DIFM markets of the automotive aftermarket industry. Our primary competitors are (i) both national and regional retail chains of automotive parts stores, including AutoZone, Inc., O'Reilly Automotive, Inc., CSK Auto Corporation and The Pep Boys–Manny, Moe & Jack, (ii) discount stores and mass merchandisers that carry automotive products, (iii) wholesalers or jobber stores, including those associated with national parts distributors or associations, such as NAPA and Carquest, (iv) independent operators and (v) automobile dealers that supply parts. We believe that chains of automotive parts stores that, like us, have multiple locations in one or more markets, have competitive advantages in customer service, marketing, inventory selection, purchasing and distribution as compared to independent retailers and jobbers that are not part of a chain or associated with other retailers or jobbers. The principal methods of competition in our business include store location, availability, customer service and product offerings, quality and price.

Environmental Matters

We are subject to various federal, state and local laws and governmental regulations relating to the operation of our business, including those governing recycling of lead-acid batteries and used oil, and ownership and operation of real property. We sell consumer products containing hazardous materials as part of our business. In addition, our customers may bring lead-acid batteries or used oil onto our properties. We currently provide collection and recycling programs for used automotive, lead-acid batteries and used oil at all of our stores as a service to our customers. Pursuant to agreements with third party vendors, lead-acid batteries and used oil are collected by our team members, deposited onto pallets or into vendor supplied containers and stored by us until collected by the third party vendors for recycling or proper disposal. The terms of our contracts with the third party vendors provide that they are in compliance with all applicable laws and regulations. Persons who arrange for the removal, disposal, treatment or other handling of hazardous or toxic substances may be liable for the costs of removal or remediation at any affected disposal, treatment or other site affected by such substances.  Based on our experience, we do not believe that there are any material environmental costs associated with the current business practice of accepting lead-acid batteries and used oil as these costs are borne by the respective third parties.

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

Item 1A. Risk Factors.

Risks Relating to Our Business

We may not be able to successfully implement our business strategy, including increasing comparable store sales, enhancing our margins and increasing our return on invested capital, which could adversely affect our business, financial condition, results of operations and cash flows.

We have implemented numerous initiatives to increase comparable store sales, enhance our margins and increase our return on invested capital in order to increase our earnings and cash flow. If these initiatives are unsuccessful, or if we are unable to implement the initiatives efficiently and effectively, our business, financial condition, results of operations and cash flows could be adversely affected.

Successful implementation of our business strategy also depends on factors specific to the retail automotive parts industry and numerous other factors that may be beyond our control. Adverse changes in the following factors could undermine our business strategy:

•	general economic conditions and conditions in our local markets, which could reduce our sales;
•	the competitive environment in the automotive aftermarket parts and accessories retail sector that may force us to reduce prices beyond our normal control or increase promotional spending;
•	changes in the automotive aftermarket parts manufacturing industry, such as consolidation, which may disrupt or sever one or more of our vendor relationships;
•	our ability to anticipate and meet changes in consumer preferences and/or needs for automotive products (particularly parts availability), accessories and services in a timely manner;
•	our ability to stimulate DIY customer traffic; and
•	our continued ability to hire and retain qualified personnel, which depends in part on the types of recruiting, training, compensation and benefit programs we adopt or maintain.

We will not be able to expand our business if our growth strategy is not successful, which could negatively impact our financial results.

We have increased our store count significantly from 814 stores at the end of 1997 to 3,261 stores at December 29, 2007. We intend to continue to expand our base of stores as part of our growth strategy, primarily by opening new stores. We may not assure you that the implementation of this strategy will be successful. The actual number of new stores to be opened and their success will depend on a number of factors, including, among other things:

•	our ability to manage the expansion and hire, train and retain qualified sales associates;
•	the availability of potential store locations in highly visible, well-trafficked areas; and
•	the negotiation of acceptable lease or purchase terms for new locations.

We may not assure you that we will be able to open and operate new stores on a timely or sufficiently profitable basis or that opening new stores in markets we already serve will not harm existing store profitability or comparable store sales. The newly opened and existing stores' profitability will depend on our ability to properly merchandise, market and price the products required in their respective markets.

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

We may not assure you that we will be successful in overcoming these risks or any other problems encountered with these acquisitions, investments, strategic alliances or related efforts. If we fail to successfully open and operate new stores or make strategic acquisitions or alliances, then our financial condition, results of operations and cash flows may be negatively impacted.

If overall demand for products sold by our stores slows, our business, financial condition, results of operations and cash flows will suffer.

Overall demand for products sold by our stores depends on many factors and may slow for any number of reasons, including:

•	the weather, as vehicle maintenance may be deferred during periods of unfavorable weather;
•
the economy, as during periods of good economic conditions, more of our DIY customers may pay others to repair and maintain their cars instead of working on their own cars. In periods of declining economic conditions, including higher fuel prices, higher credit costs, possible recession and other factors, both DIY and DIFM customers may defer vehicle maintenance or repair;

•	the decline of the average age of vehicles, miles driven or number of cars on the road may result in a reduction in the demand for our product offerings; and
•
the refusal of vehicle manufacturers to make available to the automotive aftermarket industry diagnostic, repair and maintenance information that our DIY and DIFM customers require to diagnose, repair and maintain their vehicles may force consumers to have all diagnostic work, repairs and maintenance performed by the vehicle manufacturers’ dealer network.

If any of these factors cause overall demand for the products we sell to decline, our business, financial condition, results of operations and cash flows will suffer.

We depend on the services of many qualified team members and may not be able to attract and retain such qualified team members.

Our success depends to a significant extent on the continued services and experience of our many team members. At February 25, 2008, we employed 44,065 team members. We cannot assure you that we will be able to retain our current qualified team members as well as attract and retain additional qualified team members that may be needed in the future. Our ability to maintain an adequate number of qualified team members is highly dependent on an attractive and competitive compensation and benefits package. If we fail to maintain such a package, our customer service and execution levels could suffer by reason of a declining quality of our workforce, which could adversely affect our financial condition, results of operations and cash flows.

If we are unable to compete successfully against other companies in the automotive aftermarket industry, we could lose customers and our revenues may decline.

The sale of automotive parts, accessories and maintenance items is highly competitive in many ways, including location, price, name recognition and customer service. We compete in both the DIY and DIFM categories of the automotive aftermarket industry, and primarily with (i) national and regional retail automotive parts chains, (ii) discount stores and mass merchandisers that carry automotive products, (iii) wholesalers or jobber stores, (iv) independent operators and (v) automobile dealers that supply parts. These competitors and the level of competition vary by market. Some of our competitors may possess advantages over us in certain markets we share, including a greater amount of marketing activities, a larger number of stores, longer operating histories, greater name recognition or larger and more established customer bases. Our response to these competitive disadvantages may require us to reduce our prices beyond our normal control or increase our promotional spending, which would lower revenue and profitability. Competitive disadvantages may also prevent us from introducing new product lines or require us to discontinue current product offerings or change some of our current operating strategies. If we do not have the resources or expertise or otherwise fail to develop successful strategies to address these competitive disadvantages, we could lose customers and our revenues may decline.

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

We are sometimes the subject of complaints or litigation from customers, employees or other third parties for various actions. From time to time, we are involved in litigation involving claims related to, among other things, breach of contract, tortious conduct, employment discrimination, payment of wages, asbestos exposure, real estate matters and product defects. The damages sought against us in some of these litigation proceedings are substantial. Although we maintain liability insurance for some litigation claims, if one or more of the claims greatly exceeds our coverage limits or our insurance policies do not cover a claim, it could have a material adverse affect on our business and operating results.

Additionally, we are subject to numerous federal, state and local laws and governmental regulations relating to employment matters, environmental protection, product quality standards and building and zoning requirements. If we fail to comply with existing or future laws or regulations, we may be subject to governmental or judicial fines or sanctions. In addition, our capital expenses could increase due to remediation measures that may be required if we are found to be noncompliant with any existing or future laws or regulations.

War or acts of terrorism or the threat of either may negatively impact availability of merchandise and adversely impact our sales.

War or acts of terrorism, or the threat of either, may have a negative impact on our ability to obtain merchandise available for sale in our stores. Some of our merchandise is imported from other countries. If imported goods become difficult or impossible to bring into the United States, and if we cannot obtain such merchandise from other sources at similar costs, our sales and profit margins may be negatively affected.

In the event that commercial transportation is curtailed or substantially delayed, our business may be adversely impacted, as we may have difficulty shipping merchandise to our distribution centers and stores.

Risks Relating to Our Financial Condition

The covenants governing our revolving and term loan facilities impose restrictions on us.

The terms of our revolving and term loan facilities impose operating and financial restrictions on us and our subsidiaries and require us to meet certain financial tests. These restrictions may also have a negative impact on our business, financial condition, results of operations and cash flows by significantly limiting or prohibiting us from engaging in certain transactions, including:

•	incurring or guaranteeing additional indebtedness;
•	making capital expenditures and other investments;
•	incurring liens on our assets and engaging in sale-leaseback transactions;
•	issuing or selling capital stock of our subsidiaries;
•	transferring or selling assets currently held by us; and
•	engaging in mergers or acquisitions.

The failure to comply with any of these covenants would cause a default under our credit facilities. Furthermore, our credit facilities contain certain financial covenants, including a maximum leverage ratio and a minimum coverage ratio, which, if not maintained by us, will cause us to be in default under our credit facilities. Any of these defaults, if not waived, could result in the acceleration of all of our debt, in which case the debt would become immediately due and payable. If this occurs, we may not be able to repay our debt or borrow sufficient funds to refinance it. Even if new financing were available, it may be on terms that are less favorable or otherwise not acceptable to us.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

The following table sets forth certain information relating to our distribution and other principal facilities:
	Opening		Size	Nature of
Facility	Date	Area Served	(Sq. ft.)(1)	Occupancy

Main Distribution Centers:
Roanoke, Virginia	1988	Mid-Atlantic	433,681	Leased
Lehigh, Pennsylvania	2004	Northeast	635,487	Owned
Lakeland, Florida	1982	Florida	552,796	Owned
Gastonia, North Carolina	1969	South, Offshore	634,472	Owned
Gallman, Mississippi	2001	South	388,168	Owned
Salina, Kansas	1971	West, Midwest	413,500	Owned
Delaware, Ohio	1972	Northeast	480,100	Owned
Thomson, Georgia	1999	Southeast	374,400	Owned

Master PDQ® Warehouse:
Andersonville, Tennessee	1998	All	115,019	Leased

PDQ® Warehouses:
Youngwood, Pennsylvania	1999	East	39,878	Leased
Riverside, Missouri	1999	West	43,912	Leased
Guilderland Center, New York	1999	Northeast	40,950	Leased
Temple, Texas	1999	Southwest	61,343	Leased
Altamonte Springs, Florida	1996	Central Florida	10,000	Owned
Jacksonville, Florida	1997	Northern Florida and Southern Georgia	12,712	Owned
Tampa, Florida	1997	West Central Florida	10,000	Owned
Hialeah, Florida	1997	South Florida	12,500	Owned
West Palm Beach, Florida	1998	Southeast Florida	13,300	Leased
Mobile, Alabama	1998	Alabama and Mississippi	10,000	Owned
Atlanta, Georgia	1999	Georgia and South Carolina	16,786	Leased
Tallahassee, Florida	1999	South Georgia and Northwest	10,000	Owned
		Florida
Fort Myers, Florida	1999	Southwest Florida	14,330	Owned

Corporate/Administrative Offices:
Roanoke, Virginia	1995	All	49,000	Leased
Roanoke, Virginia	2002	All	144,000	Leased

AI Properties:
Norton, Massachusetts(2)	2006	AI corporate office	30,000	Leased
Norton, Massachusetts(2)	2006	New England, New York - AI	317,500	Leased

(1)	Square footage amounts exclude adjacent office space.
(2)	This facility began servicing AI stores in January 2007.

At December 29, 2007, we owned 621 of our stores and leased 2,640 stores. The expiration dates, including the exercise of renewal options, of the store leases are summarized as follows:

Years	AAP Stores	AI Stores	Total
2007-2008	12	5	17
2009-2013	218	53	271
2014-2018	629	30	659
2019-2028	842	20	862
2029-2038	704	-	704
2039-2055	127	-	127
	2,532	108	2,640

Item 3.	Legal Proceedings.

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

	High	Low
Fiscal Year Ended December 29, 2007
Fourth Quarter	$40.73	$31.53
Third Quarter	$40.15	$29.51
Second Quarter	$43.62	$39.22
First Quarter	$40.80	$34.90
Fiscal Year Ended December 30, 2006
Fourth Quarter	$38.58	$34.01
Third Quarter	$35.31	$27.65
Second Quarter	$42.30	$28.40
First Quarter	$45.50	$38.35

The closing price of our common stock on February 22, 2008 was $33.60. At February 25, 2008, there were 406 holders of record of our common stock.

On February 15, 2006, our Board of Directors declared a quarterly cash dividend, the first in our history. The $0.06 per share quarterly cash dividend has been declared in each quarter since its inception in fiscal 2006. Any payments of dividends in the future will be at the discretion of our Board of Directors and will depend upon our results of operations, earnings, capital requirements and other factors deemed relevant by our Board of Directors.

The following table sets forth the information with respect to repurchases of our common stock for the quarter ended December 29, 2007 (amounts in thousands, except per share amounts):
Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs (2)(3)

October 7, 2007, to November 3, 2007	841	$35.63	841	$305,179
November 4, 2007, to December 1, 2007	-	-	-	305,179
December 2, 2007, to December 29, 2007	1,171	38.10	1,171	260,567

Total	2,012	$37.07	2,012	$260,567

(1)	Average price paid per share excludes related expenses paid on previous repurchases.
(2)
All of the above repurchases were made on the open market at prevailing market rates plus related expenses under our stock repurchase program, which authorized the repurchase of up to $500 million in common stock.  Our stock repurchase program was authorized by our Board of Directors and publicly announced on August 8, 2007 and replaced the remaining portion of the $300 million stock repurchase program authorized by our Board of Directors and announced on August 17, 2005.

(3)	The maximum dollar value yet to be purchased under our stock repurchase program excludes related expenses paid on previous purchases or anticipated expenses on future purchases.

Equity Compensation Plan Information

The following table sets forth our shares authorized for issuance under our equity compensation plans at December 29, 2007.

	Number of shares to be issued upon exercise of outstanding options, warrants, and rights (1)		Weighted-average exercise price of outstanding options, warrants, and rights (2)	Number of securities remaining available for future issuance under equity compensation plans(1)(3)

Equity compensation plans
approved by stockholders	6,097	(4)	$32.68	3,766

Equity compensation plans
not approved by stockholders	-		-	-
Total	6,097		$32.68	3,766

(1)	Number of shares presented is in thousands.
(2)	Includes weighted average exercise price of outstanding stock options and stock appreciation rights, or SARs, only.
(3)	Excludes shares reflected in the first column.
(4)	Includes grants of stock options, SARs, restricted stock and deferred stock units.

Stock Price Performance

The following graph shows a comparison of our cumulative total return on our common stock, the Standard & Poor’s 500 Index and the Standard & Poor’s 500 Specialty Retail Index. The graph assumes that the value of an investment in our common stock and in each such index was $100 on December 28, 2002, and that any dividends have been reinvested. The comparison in the graph below is based solely on historical data and is not intended to forecast the possible future performance of our common stock.

COMPARISON OF CUMULATIVE TOTAL RETURN AMONG
ADVANCE AUTO PARTS, INC., S&P 500 INDEX
AND S&P 500 SPECIALTY INDEX

Company / Index	Dec 28, 2002	Jan 3, 2004	Jan 1, 2005	Dec 31, 2005	Dec 30, 2006	Dec 29, 2007
Advance Auto Parts	100	165.69	177.78	265.32	218.51	236.04
S&P 500 Index	100	128.93	143.41	150.45	174.21	185.06
S&P 500 Specialty Retail Index	100	145.06	166.28	171.04	182.39	144.80

Item 6.	Selected Consolidated Financial Data.

The following table sets forth our selected historical consolidated statement of operations, balance sheet and other operating data. The selected historical consolidated financial and other data at December 29, 2007 and December 30, 2006 and for the three years ended December 29, 2007 have been derived from our audited consolidated financial statements and the related notes included elsewhere in this report. The historical consolidated financial and other data at December 31, 2005, January 1, 2005 and January 3, 2004 and for the years ended January 1, 2005 and January 3, 2004 have been derived from our audited consolidated financial statements and the related notes that have not been included in this report. You should read this data along with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and our consolidated financial statements and the related notes included elsewhere in this report.

	Fiscal Year (1)(2)

	2007	2006	2005	2004	2003
	(in thousands, except per share data)

Statement of Operations Data:
Net sales	$4,844,404	$4,616,503	$4,264,971	$3,770,297	$3,493,696
Cost of sales	2,523,435	2,415,339	2,250,493	2,016,926	1,889,178
Gross profit	2,320,969	2,201,164	2,014,478	1,753,371	1,604,518
Selling, general and administrative expenses (3)	1,904,540	1,797,814	1,605,986	1,424,613	1,305,867
Expenses associated with merger and integration (4)	-	-	-	-	10,417
Operating income	416,429	403,350	408,492	328,758	288,234
Interest expense	(34,809)	(35,992)	(32,384)	(20,069)	(37,576)
Gain (loss) on extinguishment of debt	-	986	-	(3,230)	(47,288)
Other income, net	1,014	1,571	2,815	289	341
Income from continiuing operations before income taxes and loss on discontinued operations	382,634	369,915	378,923	305,748	203,711
Income tax expense	144,317	138,597	144,198	117,721	78,424
Income from continuing operations before loss on discontinued operations	238,317	231,318	234,725	188,027	125,287
Discontinued operations:
Loss from operations of discontinued Wholesale Distribution Network (including loss on disposal of $2,693 in 2003)	-	-	-	(63)	(572)
Benefit for income taxes	-	-	-	(24)	(220)
Loss on discontinued operations	-	-	-	(39)	(352)
Net income	$238,317	$231,318	$234,725	$187,988	$124,935

Per Share Data (5):
Income from continuing operations before loss on discontinued operations per basic share	$2.30	$2.18	$2.17	$1.70	$1.15
Income from continuing operations before loss on discontinued operations per diluted share	$2.28	$2.16	$2.13	$1.66	$1.12
Net income per basic share	$2.30	$2.18	$2.17	$1.70	$1.14
Net income per diluted share	$2.28	$2.16	$2.13	$1.66	$1.11
Cash dividends declared per basic share	$0.24	$0.24	$-	$-	$-
Weighted average basic shares outstanding	103,826	106,129	108,318	110,846	109,499
Weighted average diluted shares outstanding	104,654	107,124	109,987	113,222	112,115

Cash flows provided by (used in):

Operating activities	$410,542	$333,604	$321,632	$260,397	$355,921
Investing activities	(202,143)	(258,642)	(302,780)	(166,822)	(85,474)
Financing activities	(204,873)	(104,617)	(34,390)	(48,741)	(272,845)

	Fiscal Year (1)(2)

	2007	2006	2005	2004	2003
	(in thousands, except per share data and ratios)
Balance Sheet and Other Financial Data:

Cash and cash equivalents	$14,654	$11,128	$40,783	$56,321	$11,487
Inventory	$1,529,469	$1,463,340	$1,367,099	$1,201,450	$1,113,781
Inventory turnover (6)	1.69	1.71	1.75	1.74	1.72
Inventory per store (7)	$469	$475	$476	$453	$439
Accounts payable to inventory ratio (8)	55.1%	53.2%	54.8%	53.7%	51.0%
Net working capital (9)	$456,897	$498,553	$406,476	$416,302	$372,509
Capital expenditures	$210,600	$258,586	$216,214	$179,766	$101,177
Total assets	$2,805,566	$2,682,681	$2,542,149	$2,201,962	$1,983,071
Total debt	$505,672	$477,240	$438,800	$470,000	$445,000
Total net debt (10)	$521,018	$500,318	$448,187	$433,863	$464,598
Total stockholders' equity	$1,023,795	$1,030,854	$919,771	$722,315	$631,244

Selected Store Data:

Comparable store sales growth (11)	0.8%	2.1%	8.7%	6.1%	3.1%
Number of stores at beginning of year	3,082	2,872	2,652	2,539	2,435
New stores	196	215	231	125	125
Closed stores	(17)	(5)	(11)	(12)	(21)
Number of stores, end of period	3,261	3,082	2,872	2,652	2,539
Relocated stores	29	47	54	34	32
Stores with commercial delivery program, end of period	2,712	2,526	2,254	1,945	1,625
Total commercial sales, as a percentage of total sales	26.6%	25.0%	21.8%	18.4%	15.8%
SG&A expenses per store (in thousands) (12)(13)	$601	$604	$586	$549	$525
Total store square footage, end of period	23,982	22,753	21,246	19,734	18,875
Average net sales per store (in thousands) (13)(14)	$1,527	$1,551	$1,555	$1,453	$1,379
Average net sales per square foot (13)(15)	$207	$210	$209	$195	$186

(1)	Our fiscal year consists of 52 or 53 weeks ending on the Saturday nearest to December 31. All fiscal years presented are 52 weeks, with the exception of fiscal 2003, which consists of 53 weeks.
(2)	The statement of operations data for each of the years presented reflects the operating results of the wholesale distribution segment as discontinued operations.
(3)	Selling, general and administrative expenses exclude certain charges disclosed separately and discussed in note (4) below.
(4)	Represents certain expenses related to, among other things, overlapping administrative functions and store conversions as a result of the Discount acquisition.
(5)
Basic and diluted shares outstanding for each of the years presented gives effect to a 3-for-2 stock split effectuated by us in the form of a 50% stock dividend distributed on September 23, 2005 and a 2-for-1 stock split effectuated by us in the form of a 100% stock dividend distributed on January 2, 2004.

(6)
Inventory turnover is calculated as cost of sales divided by the average of beginning and ending inventories.  The fiscal 2003 cost of sales excludes the effect of the 53rd week in the amount of $34.3 million.

(7)
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

(8)
Accounts payable to inventory ratio is calculated as ending accounts payable divided by ending inventory. Beginning in fiscal 2004, as a result of our new vendor financing program, we aggregate financed vendor accounts payable with accounts payable to calculate our accounts payable to inventory ratio.

(9)	Net working capital is calculated by subtracting current liabilities from current assets.
(10)	Net debt includes total debt and bank overdrafts, less cash and cash equivalents.
(11)
Comparable store sales is calculated based on the change in net sales starting once a store has been open for 13 complete accounting periods (each period represents four weeks). Relocations are included in comparable store sales from the original date of opening.  We do not include net sales from the Offshore and AI stores in our comparable store calculation. In 2003, the comparable store sales calculation included sales from our 53rd week compared to our first week of operation in 2003 (the comparable calendar week). In 2004, as a result of the 53rd week in 2003, the comparable store sales calculation excluded week one of sales from 2003.

(12)	Selling, general and administrative, or SG&A, per store is calculated as total SG&A expenses divided by the average of beginning and ending store count.
(13)	The ending store count and/or store square footage used in the calculation of the 2005 ratios has been weighted for the period of the AI acquisition.
(14)
Average net sales per store is calculated as net sales divided by the average of beginning and ending number of stores for the respective period. The fiscal 2003 net sales exclude the effect of the 53rd week in the amount of $63.0 million.

(15)
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

Our fiscal year ends on the Saturday nearest December 31 of each year, which results in an extra week every several years (our next 53-week fiscal year is 2008). Our first quarter consists of 16 weeks, and the other three quarters consist of 12 weeks.

Introduction

We primarily operate within the United States automotive aftermarket industry, which includes replacement parts (excluding tires), accessories, maintenance items, batteries and automotive chemicals for cars and light trucks (pickup trucks, vans, minivans and sport utility vehicles). We currently are the second largest specialty retailer of automotive parts, accessories and maintenance items to “do-it-yourself,” or DIY, and “do-it-for-me,” or DIFM, customers in the United States, based on store count and sales. At December 29, 2007, we operated 3,261 stores throughout 40 states.

We operate in two reportable segments: Advance Auto Parts, or AAP, and Autopart International, or AI.  The AAP segment is comprised of our store operations within the United States, Puerto Rico and the Virgin Islands which operate under the trade names “Advance Auto Parts,” “Advance Discount Auto Parts” and “Western Auto.” At December 29, 2007, we operated 3,153 stores in the AAP segment, of which 3,123 stores operated under the trade names “Advance Auto Parts” and “Advance Discount Auto Parts” throughout 40 states in the Northeastern, Southeastern and Midwestern regions of the United States. These stores offer automotive replacement parts, accessories and maintenance items.  In addition, we operated 30 stores under the “Western Auto” and “Advance Auto Parts” trade names, located in Puerto Rico and the Virgin Islands, or Offshore.

At December 29, 2007, we operated 108 stores in the AI segment under the “Autopart International” trade name. We acquired AI in September 2005, and AI operates as an independent, wholly-owned subsidiary. AI’s business primarily serves the commercial market from its store locations. In addition, its North American Sales Division services warehouse distributors and jobbers throughout North America.

The following table sets forth the total number of new, closed and relocated stores and stores with commercial delivery programs during fiscal 2007, 2006 and 2005. We lease approximately 81% of our stores.

AAP
	Fiscal Year
	2007	2006	2005
Number of stores at beginning of year	2,995	2,810	2,652
New stores	175	190	169
Closed stores	(17)	(5)	(11)
Number of stores, end of period(a)	3,153	2,995	2,810
Relocated stores	29	47	54
Stores with commercial delivery programs	2,604	2,439	2,192

AI
	Fiscal Year
	2007	2006	2005
Number of stores at beginning of year	87	62	-
New stores(b)	21	25	62
Closed stores	-	-	-
Number of stores, end of period	108	87	62
Relocated stores	-	-	-
Stores with commercial delivery programs	108	87	62

(a)	Includes 2 and 7 stores not operating at December 30, 2006 and December 31, 2005, respectively, primarily due to hurricane damage.
(b)	Of the 62 new stores in 2005, 61 stores were acquired in September 2005 as a result of our AI acquisition.

We anticipate adding approximately 100 AAP and 15 AI stores during 2008.

Key Financial Metrics

The following table highlights certain consolidated operating results and key financial metrics for 2007, 2006 and 2005:

	Fiscal Year
	2007	2006	2005

Total net sales (in thousands)	$4,844,404	$4,616,503	$4,264,971
Total commercial net sales (in thousands)	$1,290,602	$1,155,953	$931,320
Comparable store net sales growth	0.8%	2.1%	8.7%
DIY comparable store net sales growth	(1.0%)	(0.3%)	4.8%
DIFM comparable store net sales growth	6.7%	10.8%	25.2%
Average net sales per store (in thousands)	$1,527	$1,551	$1,555
Average net sales per square foot	$207	$210	$209
Inventory per store (in thousands)	$469	$475	$476
SG&A expenses per store (in thousands)	$601	$604	$586
Gross margin	47.9%	47.7%	47.2%
Operating margin	8.6%	8.7%	9.6%

Note: These metrics should be reviewed along with the footnotes to the table setting forth our selected store data in Item 6 “Selected Financial Data” located elsewhere in this report. The footnotes contain descriptions regarding the calculation of these metrics.

Management Overview

We recorded earnings per diluted share of $2.28 in fiscal 2007 compared to $2.16 for fiscal 2006. We continue to generate significant operating cash flow to allow us to invest in business initiatives and return capital to shareholders through cash dividends and share repurchases.  We remain focused on increasing our sales, operating margins and return on invested capital and believe certain strategic initiatives introduced during 2007 are beginning to propel us toward achieving these goals. Specific updates on these initiatives, among other recent developments, during 2007 are discussed below:

New CEO – We announced in November 2007 the appointment of a new CEO and President, Darren Jackson, which became effective in January 2008. Mr. Jackson, who previously served on our Audit Committee, Finance Committee and Board of Directors, had already been involved with management on the completion of certain strategic studies during 2007 and the formulation of certain initiatives discussed below.

Sales Initiatives – We believe our biggest opportunity is increasing our top line sales growth as we develop initiatives around a more customer-focused strategy and increased parts availability and related knowledge by the team members in our stores. Our sales per square foot and sales per employee are currently in the bottom half of the automotive aftermarket industry. In 2007, we began implementing our plan to increase DIY and DIFM sales through improving parts availability with an emphasis on late model and foreign vehicles. Our enhanced parts availability will be funded partially from available working capital as we transition from other less productive inventory.

We believe our DIFM business has started to improve as indicated by an 8.2% comparable store sales increase during the fourth quarter, although we continue to face a challenging macroeconomic environment, including higher fuel and credit costs faced by our customers, higher unemployment and lower consumer confidence. In order to structure our DIFM business for further growth, we continue to examine store staffing and training, compensation policies and truck utilization. Commercial sales represented approximately 27% of our total sales for fiscal 2007 as compared to approximately 25% for fiscal 2006. At December 29, 2007, we operated commercial programs in 83% of our total AAP stores compared to 81% for the prior fiscal year. Lastly, we began improving the productivity and efficiency of our sales floor in our stores by aligning functions performed by our sales associates with our increased parts focus, including the transition of less productive inventory.

SG&A Structure – We took significant steps towards reducing and reallocating our selling, general and administrative expense structure during the second half of 2007.  We eliminated 250 positions at our store support center and other field support areas and terminated our Advance TV network, which together resulted in $6.3 million of expense recognized in our 2007 operating results.  Additionally, we reduced our real estate development by opening fewer new stores, relocating fewer stores and halting the 2010 store remodel program. During the fourth quarter of 2007, we introduced a 6,000 square foot prototype store. We believe this smaller model can support an adequate level of parts availability for both our DIY and DIFM customers while reducing our occupancy costs as a percentage of sales.

Lastly, we completed the further reduction and reallocation of certain advertising expenditures into a more focused effort in electronic media. We have recently introduced a new brand, “Keep the Wheels Turning.” This campaign was developed as part of our overall strategic review of the business as well as extensive research conducted with our customers and team members. We believe this campaign, which targets both DIY and DIFM customers, differentiates Advance Auto Parts in our industry by positioning us as the source for brand name parts and products and as the resource for expert advice and knowledge to help customers keep their vehicles running. The campaign includes creative and compelling television and radio commercials designed to drive sales and build an enduring, positive image of Advance Auto Parts. Due to the reallocation of our advertising expenditures, we expect 2008 advertising expense to remain generally consistent with 2007 levels.

Return on Invested Capital Improvements – We eliminated certain information technology, logistics and other investments that did not demonstrate acceptable returns. During the second half of 2007, we halted our store remodel program while we more closely examine the sales results and overall return from these remodels. Additionally, we have delayed the opening of our ninth distribution center to the beginning of 2010 as a result of fewer new store openings planned throughout 2008.

Stock Repurchase Program – During 2007, our Board of Directors authorized a new stock repurchase program of up to $500 million of our common stock plus related expenses.  The program, which became effective August 8, 2007, replaced the remaining portion of a $300 million stock repurchase program. During 2007, we repurchased 8.3 million shares of common stock for $286 million. Refer to further discussion of this program in the Liquidity section of this management’s discussion and analysis.

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

We have recorded reserves for potentially excess and obsolete inventories based on current inventory levels and historical analysis of product sales and current market conditions.  The nature of our inventory is such that the risk of obsolescence is minimal and excess inventory has historically been returned to our vendors for credit. We provide reserves where less than full credit is expected from a vendor or where we anticipate that items will be sold at retail prices that are less than recorded cost. We develop these estimates based on the determination of return privileges with vendors, the level of credit provided by the vendor and management’s estimate of the discounts to recorded cost, if any, required by market conditions.  Our total inventory reserves increased by $4.2 million in fiscal 2007 compared to fiscal 2006 primarily as the result of an increase in our total shrinkage, as a percentage of sales.

Future changes by vendors in their policies or willingness to accept returns of excess inventory could require us to revise our estimates of required reserves for excess and obsolete inventory and result in a negative impact on our consolidated statement of operations. A 10% difference in actual inventory reserves at December 29, 2007 would have affected net income by approximately $2.2 million.

Warranty Reserves

Our vendors are primarily responsible for warranty claims. We are responsible for merchandise sold under warranty which is not covered by vendor warranties (primarily batteries). We record a reserve for future warranty claims as an increase in our cost of sales based on current sales of the warranted products and historical claim experience. If claims experience differs from historical levels, revisions in our estimates may be required, which could have an impact on our consolidated statement of operations. Our warranty reserves increased by $4.7 million in fiscal 2007 compared to fiscal 2006. This increase was primarily due to an increase in our defective return rate as well as an increase in the sale of premium batteries. A 10% change in the warranty reserves at December 29, 2007 would have affected net income by approximately $1.1 million for the fiscal year ended December 29, 2007.

Self-Insured Reserves

We are self-insured for general and automobile liability, workers' compensation and the health care claims of our team members, although we maintain stop-loss coverage with third-party insurers to limit our total liability exposure. Our self-insurance program, started in 2001, has not reached full maturity. A reserve for liabilities associated with these losses is established for claims filed and claims incurred but not yet reported using actuarial methods followed in the insurance industry and our historical claims experience.  Each year, our reserve for self-insurance increases over the prior year because each year adds an additional layer of reserves without an equal amount of prior year reserves being fully relieved. Generally, claims have historically taken several years to settle and thus are not relieved at the same rate as additional reserves are added each year. Our self-insurance reserves increased by $14.0 million in fiscal 2007 compared to fiscal 2006. This increase was primarily the result of the increase in the number of workers’ compensation claims and automobile accident claims as well as an increase in the total cost to settle workers’ compensation claims as compared to the prior year.  The increase in the number of claims is driven by overall growth, including an increase in total number of stores, employees and commercial delivery vehicles.

While we do not expect the amounts ultimately paid to differ significantly from our estimates, our self-insurance reserves and corresponding selling, general and administrative expenses could be affected if future claim experience differs significantly from historical trends and actuarial assumptions. A 10% change in our self-insurance liabilities at December 29, 2007 would have affected net income by approximately $5.3 million for the fiscal year ended December 29, 2007.

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

The accounting for our tax reserves changed with the adoption of FIN 48, “Accounting for Uncertainty in Income Taxes,” or FIN 48, on December 31, 2006. Refer to Note 12 for further discussion of the impact of adopting FIN 48 and change in reserves during fiscal 2007.

In evaluating our income tax positions, we record reserves for potential exposures. These tax reserves are adjusted in the period actual developments give rise to such change. Those developments could be, but are not limited to; settlement of tax audits, expiration of the statute of limitations, and the evolution of tax code and regulations, along with varying application of tax policy and administration within those jurisdictions.

These tax reserves contain uncertainties because management is required to make assumptions and apply judgment to estimate exposures associated with our various filing positions. Although management believes that the judgments and estimates are reasonable, actual results could differ and the company may be exposed to gains or losses that could be material. To the extent that actual results differ from our estimates, the effective tax rate in any particular period could be materially affected. Favorable tax developments would be recognized as a reduction in our effective tax rate in the period of resolution. Unfavorable tax developments would require an increase in our effective tax rate and a possible use of cash in the period of resolution.  A 10% change in the tax reserves at December 29, 2007 would have affected net income by approximately $1.4 million for the fiscal year ended December 29, 2007.

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

Cost of Sales

Our cost of sales consists of merchandise costs, net of incentives under vendor programs; inventory shrinkage, defective and warranty costs; and warehouse and distribution expenses. Gross profit as a percentage of net sales may be affected by variations in our product mix, price changes in response to competitive factors and fluctuations in merchandise costs, vendor programs, inventory shrinkage, defective and warranty costs and warehouse and distribution costs. We seek to minimize fluctuations in merchandise costs and instability of supply by entering into long-term purchasing agreements, without minimum purchase volume requirements, with vendors when we believe it is advantageous. Our gross profit may not be comparable to those of our competitors due to differences in industry practice regarding the classification of certain costs. See Note 2 in our consolidated financial statements for additional discussion of these costs.

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

Consolidated Results of Operations

The following table sets forth certain of our operating data expressed as a percentage of net sales for the periods indicated.

	Fiscal Year Ended
	December 29,	December 30,	December 31,
	2007	2006	2005

Net sales	100.0%	100.0%	100.0%
Cost of sales	52.1	52.3	52.8
Gross profit	47.9	47.7	47.2
Selling, general and administrative expenses	39.3	39.0	37.6
Operating income	8.6	8.7	9.6
Interest expense	(0.7)	(0.8)	(0.7)
Loss on extinguishment of debt	-	0.0	-
Other income, net	0.0	0.1	0.0
Income tax expense	3.0	3.0	3.4
Net income	4.9	5.0	5.5

 Fiscal 2007 Compared to Fiscal 2006

Net sales for 2007 were $4,844.4 million, an increase of $227.9 million, or 4.9%, over net sales for 2006. The net sales increase was due to an increase in comparable store sales of 0.8% and contributions from the 196 AAP and AI stores opened within the last year. The comparable store sales increase was driven by an increase in average ticket sales and customer traffic in our DIFM business and an increase in average ticket sales by our DIY customers offset by a decrease in DIY customer count. We expect to experience similar trends into 2008 as we start to experience benefits from our sales and advertising initiatives combined with the continuation of a challenging macroeconomic environment. AI produced sales of $135.0 million in 2007, an increase $23.9 million or 21.6%, compared to 2006. AI’s sales increase was driven primarily by our acceleration of new-store growth through 2006 and 2007.

Gross profit for 2007 was $2,321.0 million, or 47.9% of net sales, as compared to $2,201.2 million, or 47.7% of net sales, in 2006. The increase in gross profit as a percentage of net sales improved procurement costs and a positive shift in sales mix, lower logistics expense partially offset by strategic price changes associated with our focused effort on remaining competitive in the parts category.

Selling, general and administrative expenses were $1,904.5 million, or 39.3% of net sales, for 2007, as compared to $1,797.8 million, or 39.0% of net sales, for 2006. Selling, general and administrative expenses increased as a percentage of sales primarily as a result of an increase in certain fixed occupancy costs, as a result of lower than anticipated sales growth, partially offset by reduced advertising expense.

Operating income for 2007 was $416.4 million, or 8.6% of net sales, as compared to $403.4 million, or 8.7% of net sales, in 2006. This decrease in operating income, as a percentage of net sales, was reflective of higher selling, general and administrative expenses as previously discussed partially offset by an increase in gross profit. AAP produced operating income of $417.2 million, or 8.9% of net sales, for 2007 as compared to $402.3 million, or 8.9% of net sales, in 2006. AI generated an operating loss for 2007 of $0.8 million as compared to operating income of $1.1 million in 2006. This decrease in operating income was primarily driven by lower than anticipated sales, additional expenses associated with the transition to AI’s new distribution center early in 2007 and the reinvestment of resources to accelerate AI’s store growth and roll out of certain AI branded product.

Interest expense for 2007 was $34.8 million, or 0.7% of net sales, as compared to $36.0 million, or 0.8% of net sales, in 2006. The decrease in interest expense is a result of lower average outstanding borrowings and lower average borrowing rates as compared to fiscal 2006.

Income tax expense for 2007 was $144.3 million, as compared to $138.6 million for 2006. Our effective income tax rate was 37.7% and 37.5% for 2007 and 2006, respectively.

We generated net income of $238.3 million, or $2.28 per diluted share, for 2007, as compared to $231.3 million, or $2.16 per diluted share, for 2006. As a percentage of sales, net income for 2007 was 4.9%, as compared to 5.0% for 2006.

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

Selling, general and administrative expenses were $1,797.8 million, or 39.0% of net sales, for 2006, as compared to $1,606.0 million, or 37.6% of net sales, for 2005. Selling, general and administrative expenses increased as a percentage of sales as a result of:

•	recording share-based compensation expense of approximately 0.4% of net sales upon the implementation of SFAS 123R on January 1, 2006;
•	a 0.5% increase in certain fixed costs as a percentage of sales during the year, including rent and depreciation, as a result of low comparable sales growth; and
•	a 0.3% increase in expenses associated with higher costs for insurance programs, including workers’ compensation, auto liability and general liability.

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

Quarterly Consolidated Financial Results (in thousands, except per share data)

	16-Weeks	12-Weeks	12-Weeks	12-Weeks	16-Weeks	12-Weeks	12-Weeks	12-Weeks
	Ended	Ended	Ended	Ended	Ended	Ended	Ended	Ended
	4/22/2006	7/15/2006	10/7/2006	12/30/2006	4/21/2007	7/14/2007	10/6/2007	12/29/2007
Net sales	$1,393,010	$1,107,857	$1,099,486	$1,016,150	$1,468,120	$1,169,859	$1,158,043	$1,048,382
Gross profit	665,168	527,359	530,206	478,431	709,403	562,861	555,113	493,592
Net income	$74,081	$62,936	$58,947	$35,354	$76,101	$68,424	$59,040	$34,752

Net income per share:
Basic	$0.69	$0.60	$0.56	$0.34	$0.72	$0.64	$0.58	$0.35
Diluted	$0.68	$0.59	$0.56	$0.33	$0.71	$0.64	$0.57	$0.35

Liquidity and Capital Resources

Overview of Liquidity

Our primary cash requirements include the purchase of inventory, capital expenditures, payment of quarterly cash dividends and contractual obligations. In addition, we have used available funds to repurchase shares of common stock under our stock repurchase program and to repay borrowings under our credit facility. We have funded these requirements primarily through cash generated from operations supplemented by borrowings under our credit facilities as needed. We believe funds generated from our expected results of operations, available cash and cash equivalents and available borrowings under our term loan and revolving credit facilities will be sufficient to fund our primary obligations for the next fiscal year.

At December 29, 2007, our cash and cash equivalents balance was $14.7 million, an increase of $3.5 million compared to fiscal year-end 2006. This increase resulted from an increase in cash flow from operations and proceeds from the exercise of stock options partially offset by the continued investment in property and equipment, reduction in our revolving credit facility balance and return of capital to our shareholders through the payment of dividends and repurchase of common stock during 2007. At December 29, 2007, our outstanding indebtedness was $28.4 million higher when compared to 2006 and consisted of borrowings of $451.0 million under our revolving credit facility, $50.0 million under our term loan, and $4.7 million outstanding on an economic development note. Additionally, we had $74.7 million in letters of credit outstanding, which reduced our cash availability under the revolving credit facility to $224.3 million.

On February 15, 2006, our Board of Directors declared a quarterly cash dividend, the first in our history. We have paid quarterly dividends of $0.06 per share to stockholders of record for each of our quarters during 2006 and 2007. Subsequent to December 29, 2007, our Board of Directors declared a quarterly dividend of $0.06 per share to be paid on April 4, 2008 to all common stockholders of record as of March 21, 2008.

Capital Expenditures

Our primary capital requirements have been the funding of our continued store expansion program, including new store openings and store acquisitions, store relocations and remodels, maintenance of existing stores, the construction and upgrading of distribution centers, the development of proprietary information systems, implementation of proprietary and purchased information systems and our acquisitions. Our capital expenditures were $210.6 million in 2007. During fiscal 2007, we opened 175 AAP and 21 AI stores, remodeled 77 AAP stores and relocated 29 AAP stores.

Our future capital requirements will depend in large part on the number of and timing for new stores we open or acquire within a given year and the number of stores we relocate or remodel. During 2008, we anticipate adding 100 new AAP and 15 AI stores and relocating 10 to 20 AAP stores. We do not plan to remodel any stores in 2008. We also plan to make continued investments in the maintenance of our existing stores and logistics network as well as investing in new information systems to support certain initiatives, including our parts availability initiative. In 2008, we anticipate that our capital expenditures will be approximately $170.0 million to $190.0 million.

Vendor Financing Program

Historically, we have negotiated extended payment terms from suppliers that help finance inventory growth, and we believe that we will be able to continue financing much of our inventory growth through such extended payment terms. We have a short-term financing program with a bank for certain merchandise purchases. In substance, the program allows us to borrow money from the bank to finance purchases from our vendors. This program allows us to reduce further our working capital invested in current inventory levels and finance future inventory growth. Our revolving and term loan facilities do not restrict availability under this program. At December 29, 2007, $153.5 million was payable to the bank by us under this program.

Stock Repurchase Program

During the third quarter of fiscal 2007, our Board of Directors authorized a new stock repurchase program of up to $500 million of our common stock plus related expenses. The new program cancelled and replaced the remaining portion of the previous $300 million stock repurchase program. The program allows us to repurchase our common stock on the open market or in privately negotiated transactions from time to time in accordance with the requirements of the Securities and Exchange Commission.

During fiscal 2007, we repurchased 8.3 million shares of common stock at an aggregate cost of $285.9 million, or an average price of $34.27 per share, of which 1.3 million shares of common stock were repurchased under the previous $300 million stock repurchase program. As of December 29, 2007, $3.0 million of shares have been repurchased and remained unsettled. Subsequent to December 29, 2007, we repurchased 4.6 million shares of common stock at an aggregate cost of $155.4 million, or an average price of $34.04 per share. Reflective of the subsequent repurchases, we have remaining $105.2 million under our current stock repurchase program.

Analysis of Cash Flows

An analysis of our cash flows for fiscal 2007, 2006 and 2005 is included below.

	Fiscal Year
(in millions)	2007	2006	2005

Cash flows from operating activities	$410.5	$333.6	$321.6
Cash flows from investing activities	(202.1)	(258.6)	(302.8)
Cash flows from financing activities	(204.9)	(104.6)	(34.3)
Net increase (decrease) in cash and
cash equivalents	$3.5	$(29.6)	$(15.5)

Operating Activities

For fiscal 2007, net cash provided by operating activities increased $76.9 million to $410.5 million. Net income increased by $7.0 million during fiscal 2007. Significant changes in working capital resulted in the following sources of cash:

•
a $41.2 million increase in cash flows from inventory, net of accounts payable, reflective of our slow down of inventory growth in line with our current sales trend, while maintaining adequate levels of inventory to support our parts availability initiative; and

•	a $35.7 million increase in cash flows comprised of other movements in working capital, including the timing in payment of certain operating expenses.

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

Investing Activities

For fiscal 2007, net cash used in investing activities decreased by $56.5 million to $202.1 million.  Significant components of this decrease consisted of:

•
a decrease in capital expenditures of $48.0 million resulting primarily from less spending on capital assets in our store locations, the impact of the reduced scope in remodels and fewer relocations as compared to 2006; and

•	the absence of a $12.5 million business acquisition payment made in fiscal 2006.

For fiscal 2006, net cash used in investing activities decreased by $44.2 million to $258.6 million.  Significant components of this decrease consisted of:

•	$111.8 million related to acquisitions in fiscal 2005, of which $12.5 million was paid in fiscal 2006;
•
an increase in capital expenditures of $42.4 million used primarily to accelerate our square footage growth through adding new stores (including ownership of selected new stores) and remodeling existing stores.

Financing Activities

For fiscal 2007, net cash used in financing activities increased by $100.3 million to $204.9 million.

Cash flows from financing activities increased as result of:

•	an $11.8 million cash inflow resulting from the timing of bank overdrafts;
•	$17.8 million increase in financed vendor accounts payable, which reflected the growth in our vendor financing program;
•
an increase of $25.3 million from the issuance of common stock, resulting from an increase in the exercise of stock options mainly associated with the departure of our former CEO and another executive officer during 2007; and

•	a $6.6 million cash inflow from additional tax benefits realized from the increased level of stock options exercised.

Cash flows from financing activities decreased as result of:

•	a reduction of $14.3 million in net borrowings primarily under our credit facilities;
•	$6.0 million of additional cash dividends paid due primarily to the timing in payments; and
•	an additional $145.4 million of common stock repurchased under our stock repurchase program.

For fiscal 2006, net cash used in financing activities increased by $70.3 million to $104.6 million. Significant components of this increase consisted of:

•	$46.0 million cash outflow resulting from the timing of bank overdrafts;

•	$54.3 million decrease in financed vendor accounts payable;
•	$504.0 million cash inflow resulting from an increase in net borrowings;
•	$433.8 million used for early extinguishment of debt in fiscal 2006;
•	$19.2 million paid in dividends in fiscal 2006;
•	$36.0 million increase in cash used to repurchase shares of our common stock under our stock repurchase program;
•	$15.1 million decrease in proceeds from the exercise of stock options; and
•	$26.3 million increase resulting from the repayment of secured borrowings in fiscal 2005.

Off-Balance-Sheet Arrangements

As of December 29, 2007, we had outstanding $74.7 million in letters of credit and $2.5 million of surety bonds. These items are considered off-balance-sheet arrangements as defined in Item 303 of Regulation S-K promulgated by the Securities and Exchange Commission.

Contractual Obligations

In addition to our revolving credit facility, we also utilize operating leases as another source of financing. The amounts payable under these operating leases are included in our schedule of contractual obligations. Our future contractual obligations related to long-term debt, operating leases and other contractual obligations at December 29, 2007 were as follows:

Contractual Obligations	Total	Fiscal 2008	Fiscal 2009	Fical 2010	Fiscal 2011	Fiscal 2012	Thereafter
(in thousands)
Long-term debt	$505,672	$610	$740	$704	$501,662	$742	$1,214
Interest payments	$102,509	$26,397	$25,244	$26,522	$24,301	$44	$1
Operating leases(1)	$2,142,659	$265,506	$236,655	$218,592	$196,658	$173,768	$1,051,480
Purchase obligations(2)	$8,727	$8,727	$-	$-	$-	$-	$-
Other long-term liabilities(3)	$50,781	$-	$-	$-	$-	$-	$-

(1)
We lease certain store locations, distribution centers, office space, equipment and vehicles. Our property leases generally contain renewal and escalation clauses and other concessions. These provisions are considered in our calculation of our minimum lease payments which are recognized as expense on a straight-line basis over the applicable lease term. In accordance with SFAS No. 13, “Accounting for Leases,” as amended by SFAS No. 29, “Determining Contingent Rental,” any lease payments that are based upon an existing index or rate, are included in our minimum lease payment calculations.

(2)
For the purposes of this table, purchase obligations are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Our open purchase orders are based on current inventory or operational needs and are fulfilled by our vendors within short periods of time. We currently do not have minimum purchase commitments under our vendor supply agreements nor are our open purchase orders for goods and services binding agreements. Accordingly, we have excluded open purchase orders from this table. The purchase obligations consist of the amount of fuel required to be purchased by us under certain fixed price fuel supply agreements and certain commitments for training and development. All of these agreements expire in 2008.

(3)
Primarily includes employee benefits accruals, restructuring and closed store liabilities and deferred income taxes for which no contractual payment schedule exists and we expect the payments to occur beyond 12 months from December 29, 2007. Additionally, other long-term liabilities include $20.4 million of unrecognized income tax benefits as a result of our adoption on FIN 48 on December 31, 2006. During the next 12 months, it is possible that we could conclude on $2 to $3 million of the contingencies associated with these tax uncertainties, a portion of which may be settled in cash. We do not anticipate any significant impact on our liquidity and capital resources due to the conclusion of these tax matters.

Long Term Debt

On December 4, 2007, we entered into a new $200.0 million unsecured four-year term loan with our subsidiary, Advance Stores Company, Incorporated, or Stores, serving as borrower. Proceeds from this term loan will be used to repurchase shares of our common stock under our stock repurchase program.  As of December 29, 2007, Stores had borrowed $50.0 million under the term loan. Subsequent to December 29, 2007, Stores borrowed the remaining capacity under the term loan. Voluntary prepayments and voluntary reductions of the term loan balance are permitted in whole or in part, at our option, in minimum principal amounts as specified in the new term loan.

In addition to the term loan, we have in place a $750.0 million unsecured five-year revolving credit facility with Stores serving as the borrower. This facility was entered into in October 2006 and replaced our term loans and revolver under the previous credit facility. Proceeds from this revolving loan facility were used to repay $433.8 million of principal outstanding on our term loans and revolver under our previous credit facility. In conjunction with this refinancing, we wrote-off existing deferred financing costs related to our previous term loans and revolver.  The write-off of these costs of $1.9 million was combined with a related gain on settlement of interest rate swaps of $2.9 million for a net gain on extinguishment of debt of $1.0 million during fiscal year 2006.

The revolving credit facility also provides for the issuance of letters of credit with a sub limit of $300.0 million and swingline loans in an amount not to exceed $50.0 million. We may request that the total revolving commitment be increased by an amount not exceeding $250.0 million during the term of the credit agreement. Voluntary prepayments and voluntary reductions of the revolving balance are permitted in whole or in part, at our option, in minimum principal amounts as specified in the revolving credit facility.

As of December 29, 2007, we had borrowed $451.0 million under the revolver and had $74.7 million in letters of credit outstanding, which reduced availability under the revolver to $224.3 million. In addition, we had outstanding $4.7 million under an economic development note. We also maintain approximately $2.5 million in surety bonds issued by our insurance provider primarily to utility providers and the departments of revenue for certain states. These letters of credit and surety bonds generally have a term of one year or less.

The interest rate on the term loan will be based, at our option, on an adjusted LIBOR rate, plus a margin, or an alternate base rate, plus a margin. The initial margin is 1.00% and 0.0% per annum for the adjusted LIBOR and alternate base rate borrowings, respectively. We have elected to use the 90-day adjusted LIBOR rate and has the ability and intent to continue to use this rate on its hedged borrowings. A commitment fee will be charged on the unused portion of the term loan, payable in arrears. The initial commitment fee rate is 0.200% per annum. Under the terms of the term loan, the interest rate spread and commitment fee will be based on our credit rating. The term loan terminates on October 5, 2011.

The interest rates on borrowings under the revolving credit facility will be based, at our option, on an adjusted LIBOR rate, plus a margin, or an alternate base rate, plus a margin. The current margin is 0.75% and 0.0% per annum for the adjusted LIBOR and alternate base rate borrowings, respectively. We have elected to use the 90-day adjusted LIBOR rate and have the ability and intent to continue to use this rate on our hedged borrowings. A commitment fee will be charged on the unused portion of the revolver, payable in arrears. The current commitment fee rate is 0.150% per annum. Under the terms of the revolving credit facility, the interest rate spread and commitment fee will be based on our credit rating. The revolving facility terminates on October 5, 2011.

The term loan and revolving credit facilities are fully and unconditionally guaranteed by Advance Auto Parts, Inc. Our debt agreements collectively contain covenants restricting the ability of us and our subsidiaries to, among other things, (1) create, incur or assume additional debt (including hedging arrangements), (2) incur liens or engage in sale-leaseback transactions, (3) make loans and investments, (4) guarantee obligations, (5) engage in certain mergers, acquisitions and asset sales, (6) change the nature of our business and the business conducted by our subsidiaries and (7) change our holding company status. We are required to comply with financial covenants with respect to a maximum leverage ratio and a minimum consolidated coverage ratio. The revolving credit facility also provides for customary events of default, including non-payment defaults, covenant defaults and cross-defaults to our other material indebtedness. We were in compliance with these covenants at December 29, 2007.

Credit Ratings

At December 29, 2007, we had a credit rating from Standard & Poor’s of BB+ and a credit rating of Ba1 from Moody’s Investor Service. The current pricing grid used to determine our borrowing rates under our revolving credit facility is based on such credit ratings. If these credit ratings decline, our interest expense may increase. Conversely, if these credit ratings improve, our interest expense may decrease.

Recent Accounting Developments

Share-Based Compensation

We have share-based compensation plans as allowed under our long-term incentive plan, or LTIP. Historically, we have granted fixed stock options and deferred stock units, or DSUs, to our employees under these plans. Beginning in fiscal 2007, we granted primarily stock appreciation rights, or SARs, and restricted stock, or unvested shares. We continue to grant DSUs to members of our board of directors and, beginning in 2008, we will grant SARs to our board members rather than stock options.

The terms of the SARs authorized to be granted are essentially the same as our previously granted stock options. The SARs are non-qualified and terminate on the seventh anniversary of the grant date. Additionally, they vest over a three-year period in equal annual installments beginning on the first anniversary of the grant date and contain no post-vesting restrictions other than normal trading black-out periods prescribed by our corporate governance policies. We continue to use the Black-Scholes option-pricing model to value all awards and the straight-line method to amortize this fair value as compensation cost over the requisite service period.

The unvested shares vest at the end of a three-year period. During this period, holders of the unvested shares are entitled to dividend and voting rights. The unvested shares are restricted until they vest and cannot be sold by the recipient until the restriction has lapsed at the end of the three-year period. The fair value of unvested shares is determined based on the market price of our common stock on the date of grant.

Total share-based compensation expense included in selling, general and administrative expenses in the accompanying consolidated statements of operations for fiscal years 2007 and 2006 is $18.1 million and $19.1 million, respectively. We recognized a nominal amount of share-based compensation during fiscal year 2005 since the adoption of SFAS No. 123 (revised 2004), "Share-Based Payment," or SFAS 123R, was effective at the beginning of fiscal 2006.  For a complete discussion of the adoption of SFAS 123R, see Note 2 of the accompanying consolidated financial statements. As of December 29, 2007, we have $19.5 million of unrecognized compensation expense related to non-vested share-based awards we expect to recognize over a weighted average period of 1.8 years.

Income Taxes

Effective December 31, 2006, we adopted the provisions of FIN 48.  FIN 48 clarifies the accounting and reporting for income taxes recognized in accordance with Statement of Financial Accounting Standards, or SFAS, No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. As a result of the adoption of FIN 48 on December 31, 2006, we recorded an increase of $2.3 million to the liability for unrecognized tax benefits and a corresponding decrease in our balance of retained earnings. For a complete discussion of the adoption of FIN 48, see Note 12 of the accompanying consolidated financial statements.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires recognition of the overfunded or underfunded status of defined benefit postretirement plans as an asset or liability in the statement of financial position and to recognize changes in that funded status in comprehensive income in the year in which the changes occur. SFAS No. 158 also requires measurement of the funded status of a plan as of the date of the statement of financial position. We adopted the recognition provisions of SFAS No. 158 on December 30, 2006 and recorded a reduction to the liability of $5.4 million and increase to other comprehensive income of $3.3 million, net of tax (see Note 15). SFAS No. 158 is effective for the measurement date provisions for fiscal years ending after December 15, 2008. SFAS No. 158 provides two approaches to transition to a fiscal year-end measurement date, both of which are to be applied prospectively. We have elected to apply the alternate transition method under which a 14-month measurement will cover the period from November 1, 2007 through December 29, 2007. We do not expect the change in the measurement date to have a material impact on our financial condition, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 clarifies the definition of fair value, establishes a framework for measuring fair value as it related to other accounting pronouncements that require or permit fair value measurements, and expands the disclosures on fair value measurements. In February 2008, the FASB issued a staff position that delays the effective date of SFAS No. 157 for all nonfinancial assets and liabilities except for those recognized or disclosed at least annually. Except for the delay for nonfinancial assets and liabilities, SFAS No. 157 is effective for fiscal years beginning after December 15, 2007 and interim periods within such years. We are currently evaluating the impact, if any, of adopting SFAS No. 157.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact, if any, of adopting SFAS No. 159.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” which replaces SFAS No. 141, “Business Combinations.”  SFAS No. 141R, among other things, establishes principles and requirements for how an acquirer entity recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any controlling interests in the acquired entity; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Costs of the acquisition will be recognized separately from the business combination. SFAS No. 141R applies to business combinations for fiscal years beginning after December 15, 2008.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.” SFAS No. 160, among other things, provides guidance and establishes amended accounting and reporting standards for a parent company’s noncontrolling interest in a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. We do not expect the adoption of SFAS No. 160 to have a material impact on our financial condition, results of operations or cash flows.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risks.

We are exposed to cash flow risk due to changes in interest rates with respect to our long-term debt. Our long-term debt primarily consists of borrowings under a revolving and term loan credit facilities and is primarily vulnerable to movements in the LIBOR rate. While we cannot predict the impact interest rate movements will have on our debt, exposure to rate changes is managed through the use of hedging activities.

Our future exposure to interest rate risk is mitigated as a result of entering into an interest rate swap in fiscal 2007 on an aggregate $50 million of debt under our term loan and four interest rate swap agreements in fiscal 2006 on an aggregate of $225 million of debt under our revolving credit facility. The interest rate swaps entered into during 2006 replaced the previously outstanding swaps terminated as a result of our refinancing in October 2006.

At December 29, 2007, our outstanding swaps fixed the Company’s LIBOR rate on an aggregate of $275 million of hedged debt at rates ranging from 4.01% to 4.98%. All of the swaps expire in October 2011.

The table below presents principal cash flows and related weighted average interest rates on our long-term debt outstanding at December 29, 2007, by expected maturity dates. Additionally, the table includes the notional amounts of our hedged debt and the impact of the anticipated average pay and receive rates of our interest rate swaps through their maturity dates. Expected maturity dates approximate contract terms. Weighted average variable rates are based on implied forward rates in the yield curve at December 29, 2007. Implied forward rates should not be considered a predictor of actual future interest rates.

	Fiscal 2008	Fiscal 2009	Fiscal 2010	Fiscal 2011	Fiscal 2012	Thereafter	Total	Fair Market Liability
Long-term debt:	(dollars in thousands)

Variable rate	$-	$-	$-	$501,000	$-	$-	$501,000	$498,000	(1)
Weighted average interest rate	4.8%	4.3%	4.9%	5.3%	-	-	4.8%	-

Interest rate swap:

Variable to fixed(2)	$275,000	$275,000	$275,000	$275,000	-	-	-	$7,645
Weighted average pay rate	0.9%	1.3%	0.9%	0.5%	-	-	0.9%	-
Weighted average receive rate	0.0%	-	0.1%	0.5%	-	-	0.2%	-

(1)	The fair value of our variable rate debt is approximated based on similar issues available to us as of December 29, 2007.
(2)	Amounts presented may not be outstanding for the entire year.

Item 8.	Financial Statements and Supplementary Data.

See financial statements included in Item 15 “Exhibits, Financial Statement Schedules” of this annual report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 29, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

See the information set forth in the sections entitled “Proposal No. 1 –  Election of Directors,” “Corporate Governance,” “Meetings and Committees of the Board,” “Information Concerning Our Executive Officers,” “Audit Committee Report,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our proxy statement for the 2008 annual meeting of stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 29, 2007 (the “2008 Proxy Statement”), which is incorporated herein by reference.

Item 11.	Executive Compensation.

See the information set forth in the sections entitled “Meetings and Committees of the Board – Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report” and “Executive Compensation” in the 2008 Proxy Statement, which is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

See the information set forth in Item 5—“Equity Compensation Plan Information” of this Form 10-K and the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the 2008 Proxy Statement, which is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

See the information set forth in the sections entitled "Related-Party Transactions,” “Proposal No. 1 – Election of Directors –Compensation Committee Interlocks and Insider Participation” and “Corporate Governance” in the 2008 Proxy Statement, which is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

See the information set forth in the section entitled “2007 and 2006 Audit Fees” in the 2008 Proxy Statement, which is incorporated herein by reference.

PART IV

Item 15.   Exhibits, Financial Statement Schedules.

(a) (1) Financial Statements.

Audited Consolidated Financial Statements of Advance Auto Parts, Inc. and Subsidiaries for the years ended December 29, 2007, December 30, 2006 and December 31, 2005:
Management’s Report on Internal Control over Financial Reporting	F-1
Reports of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets	F-4
Consolidated Statements of Operations	F-5
Consolidated Statements of Changes in Stockholders’ Equity	F-6
Consolidated Statements of Cash Flows	F-7
Notes to Consolidated Financial Statements	F-9

(2) Financial Statement Schedules

Report of Independent Registered Public Accounting Firm	F-36
Schedule I Condensed Financial Information of the Registrant	F-37
Schedule II Valuation and Qualifying Accounts	F-42

(3) Exhibits

The Exhibit Index following the signatures for this report is incorporated herein by reference.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER
FINANCIAL REPORTING

Management of Advance Auto Parts, Inc. and its subsidiaries (the Company) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13(a) – 15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s principal executive officer and principal financial officer, and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

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

As of December 29, 2007, management, including the Company’s principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 29, 2007 is effective. Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis.  Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Deloitte & Touche LLP, the Company’s independent registered public accounting firm who audited the Company’s consolidated financial statements, has issued an attestation report on the Company’s internal control over financial reporting as of December 29, 2007 which is included on page F-3 herein.

/s/ Darren R. Jackson	/s/ Michael A. Norona
Darren R. Jackson	Michael A. Norona
President, Chief Executive Officer and Director	Executive Vice President, Chief Financial Officer and Secretary

February 26, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Advance Auto Parts, Inc. and subsidiaries
Roanoke, Virginia

We have audited the accompanying consolidated balance sheets of Advance Auto Parts, Inc. and subsidiaries (the "Company") as of December 29, 2007 and December 30, 2006, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 29, 2007.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Advance Auto Parts, Inc. and subsidiaries as of December 29, 2007 and December 30, 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 29, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 2, 12, 15 and 16 to the consolidated financial statements, the Company changed its method of accounting for uncertain tax positions to conform to Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, in 2007, its method of accounting for share-based payments to conform to FASB Statement No. 123(R), Share-Based Payment, in 2006, and changed its method of accounting for other postretirement benefits to conform to FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R), in 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 29, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2008 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Richmond, Virginia
February 26, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Advance Auto Parts, Inc. and subsidiaries
Roanoke, Virginia

We have audited the internal control over financial reporting of Advance Auto Parts, Inc. and subsidiaries (the "Company") as of December 29, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 29, 2007 of the Company and our report dated February 26, 2008 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of new accounting standards.

/s/ Deloitte & Touche LLP

Richmond, Virginia
February 26, 2008

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 29, 2007 and December 30, 2006
(in thousands, except per share data)

	December 29,	December 30,
Assets	2007	2006

Current assets:
Cash and cash equivalents	$14,654	$11,128
Receivables, net	84,983	97,046
Inventories, net	1,529,469	1,463,340
Other current assets	53,719	40,459
Total current assets	1,682,825	1,611,973
Property and equipment, net of accumulated depreciation of
$753,024 and $670,571	1,047,944	994,977
Assets held for sale	3,274	1,548
Goodwill	33,718	33,718
Intangible assets, net	26,844	27,926
Other assets, net	10,961	12,539
	$2,805,566	$2,682,681
Liabilities and Stockholders' Equity
Current liabilities:
Bank overdrafts	$30,000	$34,206
Current portion of long-term debt	610	67
Financed vendor accounts payable	153,549	127,543
Accounts payable	688,970	651,587
Accrued expenses	301,414	252,975
Other current liabilities	51,385	47,042
Total current liabilities	1,225,928	1,113,420
Long-term debt	505,062	477,173
Other long-term liabilities	50,781	61,234
Commitments and contingencies
Stockholders' equity:
Preferred stock, nonvoting, $0.0001 par value,
10,000 shares authorized; no shares issued or outstanding	-	-
Common stock, voting, $0.0001 par value, 200,000
shares authorized; 101,072 shares issued and 99,060 outstanding
in 2007 and 105,351 issued and outstanding in 2006	10	11
Additional paid-in capital	274,659	414,153
Treasury stock, at cost, 2,012 shares	(74,644)	-
Accumulated other comprehensive income	(701)	3,472
Retained earnings	824,471	613,218
Total stockholders' equity	1,023,795	1,030,854
	$2,805,566	$2,682,681

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 29, 2007, December 30, 2006 and December 31, 2005
(in thousands, except per share data)

	Fiscal Years Ended
	2007	2006	2005

Net sales	$4,844,404	$4,616,503	$4,264,971
Cost of sales, including purchasing and warehousing costs	2,523,435	2,415,339	2,250,493
Gross profit	2,320,969	2,201,164	2,014,478
Selling, general and administrative expenses	1,904,540	1,797,814	1,605,986
Operating income	416,429	403,350	408,492
Other, net:
Interest expense	(34,809)	(35,992)	(32,384)
Gain on extinguishment of debt	-	986	-
Other income, net	1,014	1,571	2,815
Total other, net	(33,795)	(33,435)	(29,569)
Income before provision for income taxes	382,634	369,915	378,923
Provision for income taxes	144,317	138,597	144,198
Net income	238,317	231,318	234,725

Basic earnings per share	$2.30	$2.18	$2.17

Diluted earnings per share	$2.28	$2.16	$2.13

Average common shares outstanding	103,826	106,129	108,318
Dilutive effect of share-based compensation	828	995	1,669
Average common shares outstanding - assuming dilution	104,654	107,124	109,987

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Years Ended December 29, 2007, December 30, 2006 and December 31, 2005
(in thousands)

								Accumulated
					Additional	Treasury Stock,		Other		Total
	Preferred Stock		Common Stock		Paid-in	at cost		Comprehensive	Retained	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income	Earnings	Equity
Balance, January 1, 2005	-	$-	113,917	$11	$695,212	5,550	$(146,370)	$814	$172,648	$722,315
Net income	-	-	-	-	-	-	-	-	234,725	234,725
Unrealized gain on hedge arrangement	-	-	-	-	-	-	-	2,276	-	2,276
Comprehensive income										237,001
Issuance of shares upon the exercise of stock options	-	-	2,727	-	28,696	-	-	-	-	28,696
Tax benefit related to exercise of stock options	-	-	-	-	30,300	-	-	-	-	30,300
Stock issued under employee stock purchase plan	-	-	110	-	3,286	-	-	-	-	3,286
Treasury stock purchased	-	-	-	-	-	3,011	(102,483)	-	-	(102,483)
Treasury stock retired	-	-	(7,122)		(193,185)	(7,122)	193,185	-	-	-
Other	-	-	5	-	656	-	-	-	-	656
Balance, December 31, 2005	-	$-	109,637	$11	$564,965	1,439	$(55,668)	$3,090	$407,373	$919,771
Net income	-	-	-	-	-	-	-	-	231,318	231,318
Unrealized loss on hedge arrangement, net of $12 tax	-	-	-	-	-	-	-	(61)	-	(61)
Adjustment to adopt FASB Statement No. 158, net of $2,041 tax	-	-	-	-	-	-	-	3,316	-	3,316
Reclassification of gain on hedge arrangements into earnings, before tax	-	-	-	-	-	-	-	(2,873)	-	(2,873)
Comprehensive income										231,700
Issuance of shares upon the exercise of stock options	-	-	741	-	14,043	-	-	-	-	14,043
Tax benefit from share-based compensation	-	-	-	-	5,272	-	-	-	-	5,272
Share-based compensation	-	-	-	-	19,052	-	-	-	-	19,052
Stock issued under employee stock purchase plan	-	-	90	-	2,908	-	-	-	-	2,908
Treasury stock purchased	-	-	-	-	-	3,678	(136,671)	-	-	(136,671)
Treasury stock retired	-	-	(5,117)	-	(192,339)	(5,117)	192,339	-	-	-
Cash dividends	-	-	-	-	-	-	-	-	(25,473)	(25,473)
Other	-	-	-	-	252	-	-	-	-	252
Balance, December 30, 2006	-	$-	105,351	$11	$414,153	-	$-	$3,472	$613,218	$1,030,854
Net income	-	-	-	-	-	-	-	-	238,317	238,317
Changes in net unrecognized other postretirement benefit costs, net of $414 tax	-	-	-	-	-	-	-	636	-	636
Unrealized loss on hedge arrangement, net of $3,087 tax	-	-	-	-	-	-	-	(4,809)	-	(4,809)
Comprehensive income										234,144
Issuance of shares upon the exercise of stock options	-	-	1,867	-	40,468	-	-	-	-	40,468
Tax benefit from share-based compensation	-	-	-	-	11,088	-	-	-	-	11,088
Issuance of restricted stock, net of forfeitures	-	-	130	-	-	-	-	-	-	-
Amortization of restricted stock balance	-	-	-	-	1,341	-	-	-	-	1,341
Share-based compensation	-	-	-	-	16,755	-	-	-	-	16,755
Stock issued under employee stock purchase plan	-	-	53	-	1,888	-	-	-	-	1,888
Treasury stock purchased	-	-	-	-	-	8,341	(285,869)	-	-	(285,869)
Treasury stock retired	-	-	(6,329)	(1)	(211,225)	(6,329)	211,225	-	-	(1)
Cash dividends	-	-	-	-	-	-	-	-	(24,789)	(24,789)
Adoption of FIN No. 48	-	-	-	-	-	-	-	-	(2,275)	(2,275)
Other	-	-	-	-	191	-	-	-	-	191
Balance, December 30, 2006	-	$-	101,072	$10	$274,659	2,012	$(74,644)	$(701)	$824,471	$1,023,795

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 29, 2007, December 30, 2006 and December 31, 2005
(in thousands)

	Fiscal Years Ended
	2007	2006	2005
Cash flows from operating activities:
Net income	$238,317	$231,318	$234,725
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	147,264	139,423	119,938
Amortization of deferred debt issuance costs	236	534	620
Share-based compensation	18,096	19,052	363
Loss on disposal of property and equipment, net	11,066	2,103	503
(Benefit) provision for deferred income taxes	(20,535)	(6,562)	2,790
Excess tax benefit from share-based compensation	(11,841)	(5,272)	-
Tax benefit related to exercise of stock options	-	-	30,300
Loss on extinguishment of debt	-	1,887	-
Net decrease (increase) in:
Receivables, net	5,951	(2,318)	21,819
Inventories, net	(66,129)	(92,239)	(130,426)
Other assets	(10,709)	9,412	(23,963)
Net increase (decrease) in:
Accounts payable	37,383	22,339	35,610
Accrued expenses	55,256	15,264	32,805
Other liabilities	6,187	(1,337)	(3,452)
Net cash provided by operating activities	410,542	333,604	321,632
Cash flows from investing activities:
Purchases of property and equipment	(210,600)	(258,586)	(216,214)
Insurance proceeds related to damaged property	6,636	-	-
Business acquisitions, net of cash acquired	-	(12,500)	(99,300)
Proceeds from sales of property and equipment	1,821	12,444	12,734
Net cash used in investing activities	(202,143)	(258,642)	(302,780)
Cash flows from financing activities:
(Decrease) increase in bank overdrafts	(4,206)	(15,964)	29,986
Increase in financed vendor accounts payable	26,006	8,192	62,455
Early extinguishment of debt	-	(433,775)	-
Dividends paid	(25,152)	(19,153)	-
(Payments) borrowings on note payable	4,232	(60)	500
Borrowings under credit facilities	495,400	678,075	1,500
Payments on credit facilities	(471,200)	(205,800)	(33,200)
Payment of debt related costs	(821)	(1,070)	-
Proceeds from the issuance of common stock, primarily exercise
of stock options	42,547	17,203	32,275
Excess tax benefit from share-based compensation	11,841	5,272	-
Repurchase of common stock	(282,910)	(137,560)	(101,594)
Borrowings secured by trade receivables	(610)	23	(26,312)
Net cash used in financing activities	(204,873)	(104,617)	(34,390)
Net increase (decrease) in cash and cash equivalents	3,526	(29,655)	(15,538)
Cash and cash equivalents, beginning of period	11,128	40,783	56,321
Cash and cash equivalents, end of period	$14,654	$11,128	$40,783

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
For the Years Ended December 29, 2007, December 30, 2006 and December 31, 2005
(in thousands)

	Fiscal Years Ended
	2007	2006	2005

Supplemental cash flow information:
Interest paid	$26,112	$24,822	$23,455
Income tax payments, net	158,314	130,131	115,408
Non-cash transactions:
Accrued purchases of property and equipment	30,523	24,011	39,105
Repurchases of common stock not settled	2,959	-	889
Retirement of common stock	211,225	192,339	193,185
Changes in other comprehensive income	(4,173)	382	2,276
Adoption of FIN No. 48, net of tax	2,275	-	-
Declared but unpaid cash dividends	5,957	6,320	-
Contingent payment accrued on acquisition	-	-	12,500
Accounts and note receivable upon disposal of property and equipment	-	-	2,714

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 29, 2007, December 30, 2006 and December 31, 2005
(in thousands, except per share data)

1. Organization and Description of Business:

Advance Auto Parts, Inc. (“Advance”) conducts all of its operations through its wholly owned subsidiary, Advance Stores Company, Incorporated (“Stores”) and its subsidiaries (collectively, the “Company”).  The Company operates 3,153 stores within the United States, Puerto Rico and the Virgin Islands. The Company operates 3,123 stores throughout 40 states in the Northeastern, Southeastern and Midwestern regions of the United States.  These stores operate under the “Advance Auto Parts” trade name except for certain stores in the State of Florida which operate under the “Advance Discount Auto Parts” trade name. These stores offer a broad selection of brand name and proprietary automotive replacement parts, accessories and maintenance items for domestic and imported cars and light trucks.  In addition, the Company operates 30 stores under the “Western Auto” and “Advance Auto Parts” trade names, located in Puerto Rico and the Virgin Islands. Autopart International, an independently run subsidiary of Stores, operates 108 stores under the “Autopart International” trade name throughout the Northeastern region of the United States.

2. Summary of Significant Accounting Policies:

Accounting Period

The Company's fiscal year ends on the Saturday nearest the end of December, which results in an extra week every several years (the next 53 week fiscal year is 2008). All fiscal years presented include 52 weeks of operations.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

Cash, Cash Equivalents and Bank Overdrafts

Cash and cash equivalents consist of cash in banks and money market funds with original maturities of three months or less. Bank overdrafts consist of outstanding checks not yet presented to a bank for settlement, net of cash held in accounts with right of offset.

Vendor Incentives

The Company receives incentives in the form of reductions to amounts owed and/or payments from vendors related to cooperative advertising allowances, volume rebates and other promotional considerations. The Company accounts for vendor incentives in accordance with Emerging Issues Task Force, or EITF, No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.” Many of the incentives are under long-term agreements (terms in excess of one year), while others are negotiated on an annual basis. Cooperative advertising allowances and volume rebates are earned based on inventory purchases and initially recorded as a reduction to inventory. The deferred amounts are included as a reduction to cost of sales as the inventory is sold since these payments do not represent reimbursements for specific, incremental and identifiable costs. Total deferred vendor incentives in inventory is $39,118 and $35,393 at December 29, 2007 and December 30, 2006, respectively.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 29, 2007, December 30, 2006 and December 31, 2005
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

Amounts received or receivable from vendors that are not yet earned are reflected as deferred revenue in the accompanying consolidated balance sheets. Management's estimate of the portion of deferred revenue that will be realized within one year of the balance sheet date has been included in other current liabilities in the accompanying consolidated balance sheets. Total deferred revenue is $9,238 and $8,006 at December 29, 2007 and December 30, 2006, respectively. Earned amounts that are receivable from vendors are included in receivables, net except for that portion expected to be received after one year, which is included in other assets, net on the accompanying consolidated balance sheets.

Preopening Expenses

Preopening expenses, which consist primarily of payroll and occupancy costs, are expensed as incurred.

Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period of the enactment date.

The Company records net deferred tax assets to the extent it believes these assets will more likely than not be realized. In making such determination, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In the event the Company was to determine that it would be able to realize the Company’s deferred income tax assets in the future in excess of their net recorded amount, the Company would make an adjustment to the valuation allowance which would reduce the provision for income taxes.

In July 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” or FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits.

Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. This interpretation also provides guidance on measurement, derecognition of benefits, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the provisions of FIN 48 on December 31, 2006. Refer to Note 12 for further discussion of income taxes and the impact of adopting FIN 48.

Advertising Costs

The Company expenses advertising costs as incurred in accordance with the American Institute of Certified Public Accountant’s Statement of Position, or SOP, 93-7, “Reporting on Advertising Costs.” Gross advertising expense incurred was approximately $78,823, $97,215 and $95,702 in fiscal 2007, 2006 and 2005, respectively.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 29, 2007, December 30, 2006 and December 31, 2005
(in thousands, except per share data)

Insurance

The Company is self-insured for general and automobile liability, workers' compensation and the health care claims of its team members although the Company maintains stop-loss coverage with third-party insurers to limit its total liability exposure.  Liabilities associated with these losses are calculated for claims filed and claims incurred but not yet reported using actuarial methods followed in the insurance industry and the Company’s historical claims experience.  The following table presents changes in the Company’s self-insurance reserves.

	December 29,	December 30,	December 31,
	2007	2006	2005

Self-insurance reserves, beginning of period	$71,519	$54,899	$44,102
Reserves established	102,641	97,201	80,811
Reserves utilized	(88,637)	(80,581)	(70,014)
Self-insurance reserves, end of period	$85,523	$71,519	$54,899

Warranty Costs

The Company's vendors are primarily responsible for warranty claims. Warranty costs relating to merchandise (primarily batteries) sold under warranty, which are not covered by vendors' warranties, are estimated based on the Company's historical experience and are recorded in the period the product is sold. The following table presents changes in our warranty reserves.

	December 29,	December 30,	December 31,
	2007	2006	2005

Warranty reserves, beginning of period	$13,069	$11,352	$10,960
Reserves established	24,722	17,352	14,268
Reserves utilized	(20,034)	(15,635)	(13,876)
Warranty reserves, end of period	$17,757	$13,069	$11,352

Revenue Recognition

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

Sales Returns and Allowances

The Company’s accounting policy for sales returns and allowances consists of establishing reserves for estimated returns at the time of sale. The Company estimates returns based on current sales levels and the Company’s historical return experience on a specific product basis. The Company’s reserve for sales returns and allowances was not significant at December 29, 2007 and December 30, 2006.

Sales Taxes

The Company presents sales net of sales taxes in its consolidated statements of operations.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 29, 2007, December 30, 2006 and December 31, 2005
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

The Company uses the Black-Scholes option-pricing model to value all awards and the straight-line method to amortize this fair value as compensation cost over the requisite service period. Total share-based compensation expense included in selling, general and administrative expenses in the accompanying consolidated statements of operations for the fiscal years ended December 29, 2007 and December 30, 2006 were $18,096 and $19,052, respectively. The related income tax benefit was $6,822 and $7,145 for the fiscal years ended December 29, 2007 and December 30, 2006, respectively. The Company recognized $363 of share-based compensation expense in accordance with APB No. 25 for the fiscal year ended December 31, 2005. In accordance with the modified-prospective transition method of SFAS No. 123R, the Company has not restated prior periods.

As a result of adopting SFAS No. 123R on January 1, 2006, the Company’s earnings before income tax expense and net earnings for the fiscal year ended December 29, 2007, were $17,753 and $11,060 lower, respectively, than if the Company had continued to account for share-based compensation under APB No. 25. As a result of adopting SFAS No. 123R on January 1, 2006, the Company’s earnings before income tax expense and net earnings for the fiscal year ended December 30, 2006, were $18,767 and $11,730 lower, respectively, than if the Company had continued to account for share-based compensation under APB No. 25. The related impact in fiscal years 2007 and 2006 to basic and diluted earnings per share is $0.11.

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

Prior to the adoption of SFAS No.123R, the Company reported the benefit of tax deductions in excess of recognized stock compensation expense, or excess tax benefits, resulting from the exercise of stock options as operating cash inflows in its consolidated statements of cash flows. In accordance with SFAS No.123R, the Company revised its statement of cash flows presentation prospectively to include these excess tax benefits from the exercise of stock options as financing cash inflows rather than operating cash inflows. Accordingly, for the fiscal year ended December 29, 2007 and December 30, 2006, the Company reported $11,841 and $5,272, respectively, of excess tax benefits as a financing cash inflow.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 29, 2007, December 30, 2006 and December 31, 2005
(in thousands, except per share data)

The following table reflects the impact on net income and earnings per share as if the Company had applied the fair value based method of recognizing share-based compensation costs as prescribed by SFAS No. 123 for the fiscal year ended December 31, 2005.

2005

Net income, as reported	$234,725
Add: Total stock-based employee compensation
expense included in reported net income, net
of related tax effects	225
Deduct: Total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects	(9,622)
Pro forma net income	$225,328

Net income per share:

Basic, as reported	$2.17
Basic, pro forma	2.08
Diluted, as reported	2.13
Diluted, pro forma	2.04

Earnings Per Share of Common Stock

Basic earnings per share of common stock has been computed based on the weighted-average number of common shares outstanding, less stock held in treasury and shares of non-vested restricted stock, during the period. Diluted earnings per share of common stock reflects the increase in the weighted-average number of shares of common stock outstanding, outstanding deferred stock units and the impact of outstanding stock options, stock appreciation rights and shares of unvested restricted stock  (collectively “share-based awards”), calculated on the treasury stock method as modified by the adoption of SFAS 123R. There were 3,192, 2,140 and 517 antidilutive share-based awards for the fiscal years ended December 29, 2007, December 30, 2006 and December 31, 2005, respectively.

Hedge Activities

The Company utilizes interest rate swaps to limit its cash flow risk on its variable rate debt. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the fair value of the Company’s outstanding hedges is recorded as an asset or liability in the accompanying condensed consolidated balance sheets at December 29, 2007 and December 30, 2006, respectively. The Company uses the 90-day, adjusted LIBOR interest rate and has the intent and ability to continue to use this rate on its hedged borrowings. Accordingly, the Company does not recognize any ineffectiveness on the swaps as allowed under Derivative Implementation Group Issue No. G7, “Cash Flow Hedges: Measuring the Ineffectiveness of a Cash Flow Hedge under Paragraph 30(b) When the Shortcut Method Is Not Applied” and has recorded all adjustments to the fair value of the hedge instruments in accumulated other comprehensive income through the maturity date of the applicable hedge arrangement.

During fiscal 2007, the Company entered into an interest rate swap on an aggregate of $50,000 of debt under its term loan. Additionally, the Company has outstanding four interest rate swap agreements on an aggregate of $225,000 of debt under its revolving credit facility. These four swaps were entered in October 2006 in connection with the termination of its previous three interest rate swaps. Accordingly, the Company recognized income of $2,873 in fiscal 2006 resulting from the reclassification of the previously unrealized gain from other comprehensive income. The Company’s currently outstanding swaps have fixed the Company’s LIBOR rate on an aggregate of $275,000 of hedged debt at rates ranging from 4.01% to 4.98%. All of the swaps expire in October 2011.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 29, 2007, December 30, 2006 and December 31, 2005
(in thousands, except per share data)

The fair value at December 29, 2007 and December 30, 2006, respectively, was an unrecognized loss of $7,645 and unrecognized gain of $156 on the swaps. Any amounts received or paid under these hedges will be recorded in the statement of operations as earned or incurred.

Based on the estimated current and future fair values of the hedge arrangements at December 29, 2007, the Company estimates amounts currently included in accumulated other comprehensive income that will be reclassified to earnings in the next 12 months will consist of a net loss of $1,478 associated with the interest rate swaps.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income is reported in accordance with SFAS No. 130, “Reporting Comprehensive Income.” Accumulated other comprehensive income consists of the following:

	Unrealized gain (loss) on hedge arrangement	Unrealized gain on postretirement plan	Accumulated Other Comprehensive Income

Balance, January 1, 2005	$814	$-	$814
Fiscal 2005 activity	2,276	-	2,276
Balance, December 31, 2005	$3,090	$-	$3,090
Fiscal 2006 activity	(2,934)	3,316	382
Balance, December 30, 2006	$156	$3,316	$3,472
Fiscal 2007 activity	(4,809)	636	(4,173)
Balance, December 29, 2007	$(4,653)	$3,952	$(701)

Goodwill and Other Intangible Assets

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company tests goodwill and other indefinite-lived intangibles for impairment at least on an annual basis or if circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Testing for impairment is a two-step process as prescribed in SFAS No. 142. The first step is a review for potential impairment, while the second step measures the amount of impairment, if any. The Company has elected to complete its annual impairment test as of the first day of its fourth quarter. An impairment loss would be recognized when the assets’ fair value is below their carrying value.

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

When such an event occurs, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. These impairment evaluations involve estimates of asset useful lives and future cash flows. If the undiscounted expected future cash flows are less than the carrying amount of the asset and the

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 29, 2007, December 30, 2006 and December 31, 2005
(in thousands, except per share data)

carrying amount of the asset exceeds its fair value, an impairment loss is recognized. Management utilizes an expected present value technique, which uses a risk-free rate and multiple cash flow scenarios reflecting the range of possible outcomes, to estimate fair value of the asset. Actual useful lives and cash flows could differ from those estimated by management using these techniques, which could have a material affect on our results of operations, financial position or cash flows.

Financed Vendor Accounts Payable

The Company is party to a short-term financing program with a bank allowing it to extend its payment terms on certain merchandise purchases. The substance of the program is for the Company to borrow money from the bank to finance purchases from vendors. The Company records any discount given by the vendor to the value of its inventory and accretes this discount to the resulting short-term payable to the bank through interest expense over the extended term. At December 29, 2007 and December 30, 2006, $153,549 and $127,543, respectively, was payable to the bank by the Company under this program and is included in the accompanying consolidated balance sheets as Financed Vendor Accounts Payable.

Lease Accounting

The Company leases certain store locations, distribution centers, office space, equipment and vehicles. Initial terms for facility leases are typically 10 to 15 years, followed by additional terms containing renewal options at five year intervals, and may include rent escalation clauses. The total amount of the minimum rent is expensed on a straight-line basis over the initial term of the lease unless external economic factors exist such that renewals are reasonably assured, in which case the Company would include the renewal period in its amortization period. In those instances the renewal period would be included in the lease term for purposes of establishing an amortization period and determining if such lease qualified as a capital or operating lease. In addition to minimum fixed rentals, some leases provide for contingent facility rentals. Contingent facility rentals are determined on the basis of a percentage of sales in excess of stipulated minimums for certain store facilities as defined in the individual lease agreements. Most of the leases provide that the Company pay taxes, maintenance, insurance and certain other expenses applicable to the leased premises and include options to renew. Management expects that, in the normal course of business, leases that expire will be renewed or replaced by other leases.

Closed Store Liabilities

The Company continually reviews the operating performance of its existing store locations and closes certain locations identified as under performing. The Company evaluates and determines if closing an under performing location results in the elimination of the operations and associated cash flows from the Company’s ongoing operations or if the Company transferred those operations to another location in the local market. The Company maintains closed store liabilities that include liabilities for these exit activities.

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

From time to time these estimates require revisions that affect the amount of the recorded liability. This change in estimate relates primarily to changes in assumptions associated with the revenue from subleases. The effect of changes in estimates for the closed store liabilities and included in selling, general and administrative expenses in the accompanying consolidated statements of operations. Closed store liabilities are recorded in accrued expenses (current portion) and other long-term liabilities (long-term portion) in the accompanying consolidated balance sheets.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 29, 2007, December 30, 2006 and December 31, 2005
(in thousands, except per share data)

Cost of Sales and Selling, General and Administrative Expenses

The following table illustrates the primary costs classified in each major expense category:

Cost of Sales			SG&A

●	Total cost of merchandise sold including:		●	Payroll and benefit costs for retail and corporate
	–	Freight expenses associated with moving		team members;
		merchandise inventories from our vendors to	●	Occupancy costs of retail and corporate facilities;
		our distribution center,	●	Depreciation related to retail and corporate assets;
	–	Vendor incentives, and	●	Advertising;
	–	Cash discounts on payments to vendors;	●	Costs associated with our commercial delivery
●	Inventory shrinkage;			program, including payroll and benefit costs,
●	Defective and warranty costs;			and transportation expenses associated with moving
●	Costs associated with operating our distribution			merchandise inventories from our retail stores to
	network, including payroll and benefit costs,			our customer locations;
	occupancy costs and depreciation; and		●	Freight expenses associated with moving
●	Freight expenses associated with moving			merchandise inventories from our Local Area
	merchandise inventories from our distribution			Warehouses, or LAWs, and Parts Delivered Quickly
	center to our retail stores.			warehouses, or PDQs, to our retail stores after the
customer has special-ordered the merchandise;
			●	Self-insurance costs;
			●	Professional services; and
			●	Other administrative costs, such as credit card
service fees, supplies, travel and lodging.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires recognition of the overfunded or underfunded status of defined benefit postretirement plans as an asset or liability in the statement of financial position and to recognize changes in that funded status in comprehensive income in the year in which the changes occur. SFAS No. 158 also requires measurement of the funded status of a plan as of the date of the statement of financial position. The Company adopted the recognition provisions of SFAS No. 158 on December 30, 2006 and recorded a reduction to the liability of $5,357 and increase to other comprehensive income of $3,316, net of tax (see Note 15). SFAS No. 158 is effective for the measurement date provisions for fiscal years ending after December 15, 2008. SFAS No. 158 provides two approaches to transition to a fiscal year-end measurement date, both of which are to be applied prospectively. The Company has elected to apply the alternate transition method under which a 14-month measurement will cover the period from November 1, 2007 through December 29, 2007. The Company does not expect the change in the measurement date to have a material impact on its financial condition, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 clarifies the definition of fair value, establishes a framework for measuring fair value as it related to other accounting pronouncements that require or permit fair value measurements, and expands the disclosures on fair value measurements. In February 2008, the FASB issued a staff position that delays the effective date of SFAS No. 157 for all nonfinancial assets and liabilities except for those recognized or disclosed at least annually. Except for the delay for nonfinancial assets and liabilities, SFAS No. 157 is effective for fiscal years beginning after December 15, 2007 and interim periods within such years. The Company is currently evaluating the impact, if any, of adopting SFAS No. 157.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 29, 2007, December 30, 2006 and December 31, 2005
(in thousands, except per share data)

at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact, if any, of adopting SFAS No. 159.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” which replaces SFAS No. 141, “Business Combinations.” SFAS No. 141R, among other things, establishes principles and requirements for how an acquirer entity recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any controlling interests in the acquired entity; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Costs of the acquisition will be recognized separately from the business combination. SFAS No. 141R applies to business combinations for fiscal years beginning after December 15, 2008.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.” SFAS No. 160, among other things, provides guidance and establishes amended accounting and reporting standards for a parent company’s noncontrolling interest in a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS No. 160 to have a material impact on its financial condition, results of operations or cash flows.

3. Acquisitions:

On September 14, 2005, the Company acquired Autopart International, Inc., or AI. The acquisition, which included 61 stores throughout New England and New York, a distribution center and AI’s wholesale distribution business, complements the Company’s growing presence in the Northeast. AI serves the growing commercial market in addition to warehouse distributors and jobbers.

The acquisition has been accounted for under the provisions of SFAS No. 141, “Business Combinations”, or SFAS No. 141. The total purchase price of $87,626 primarily consisted of $74,940 paid upon closing and an additional $12,500 of contingent consideration paid in March 2006 based upon AI satisfying certain earnings before interest, taxes, depreciation and amortization targets through December 31, 2005. Furthermore, an additional $12,500 is payable upon the achievement of certain merchandise cost reduction synergies through fiscal 2008, of which $11,633 has been paid as of December 29, 2007. In accordance with SFAS No. 141, this additional payment does not represent contingent consideration and will be reflected in the statement of operations when considered probable and estimable. The Company recognized $8,519 and $3,114 in cost of goods sold due to such synergies for the year ended December 29, 2007 and December 30, 2006, respectively.

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

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 29, 2007, December 30, 2006 and December 31, 2005
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

The following unaudited proforma information presents the results of operations of the Company as if the acquisition had taken place at the beginning of the applicable period:

December 31, 2005

Net sales	$4,337,461
Net income	238,290
Earnings per diluted share	2.17

4. Goodwill and Intangible Assets:

The carrying amount and accumulated amortization of acquired intangible assets as of December 29, 2007 and December 30, 2006 include:

	Acquired intangible assets
			Not Subject
	Subject to Amortization		to Amortization
	Customer		Trademark and	Intangible
	Relationships	Other	Tradenames	Assets, net
Gross carrying amount	$9,600	$885	$18,800	$29,285
2006 amortization	(1,181)	(178)	-	(1,359)
Net book value at December 30, 2006	$8,419	$707	$18,800	$27,926
2007 amortization	(955)	(127)	-	(1,082)
Net book value at December 29, 2007	$7,464	$580	$18,800	$26,844

The table below shows expected amortization expense for the next five years for acquired intangible assets recorded as of December 29, 2007:

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 29, 2007, December 30, 2006 and December 31, 2005
(in thousands, except per share data)

2008	$1,087
2009	1,087
2010	1,059
2011	967
2012	967

The changes in the carrying amount of goodwill for the years ended December 29, 2007 and December 30, 2006, respectively, are as follows:

	AAP Segment	AI Segment	Total

Balance at December 31, 2005	$16,654	$50,440	$67,094
Reclassification to intangible assets among
other purchase accounting adjustments	(561)	(32,815)	(33,376)
Balance at December 30, 2006	$16,093	$17,625	$33,718
Fiscal 2007 activity	-	-	-
Balance at December 29, 2007	$16,093	$17,625	$33,718

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

	December 31,
	2005

Estimated fixed costs	$15,351
Insurance recovery of fixed costs, net of deductibles	(6,518)
Insurance recovery for merchandise inventories settled during the year, net of deductibles	(8,941)

Net expense	$(108)	(a)

(a) Does not include the earnings impact of sales disruptions.

During the years ended December 29, 2007 and December 30, 2006, the Company received additional recoveries as the Company settled additional hurricane claims and claims from other isolated events for damaged

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 29, 2007, December 30, 2006 and December 31, 2005
(in thousands, except per share data)

inventory at retail value and for damaged capital assets at replacement value. Accordingly, earnings for the years ended December 29, 2007 and December 30, 2006 reflected $1,143 and $1,388 of insurance recoveries, net of deductibles. During the year ended December 29, 2007, the Company collected the remainder of its receivable from its insurance carrier related to previous catastrophic losses.

6. Receivables:

Receivables consist of the following:

	December 29,	December 30,
	2007	2006

Trade	$14,782	$13,149
Vendor	71,403	73,724
Insurance recovery	-	9,676
Other	2,785	5,137
Total receivables	88,970	101,686
Less: Allowance for doubtful accounts	(3,987)	(4,640)
Receivables, net	$84,983	$97,046

7. Inventories, net

Inventories are stated at the lower of cost or market, cost being determined using the last-in, first-out ("LIFO") method for approximately 93% of inventories at both December 29, 2007 and December 30, 2006. Under the LIFO method, the Company’s cost of sales reflects the costs of the most currently purchased inventories while the inventory carrying balance represents the costs relating to prices paid in prior years. The Company’s costs to acquire inventory have been generally decreasing in recent years as a result of its significant growth. Accordingly, the cost to replace inventory is less than the LIFO balances carried for similar product. As a result of the LIFO method and the ability to obtain lower product costs, the Company recorded a reduction to cost of sales of $11,005 and $9,978 for the fiscal years ended 2007 and 2006, respectively, and an increase in cost of sales of $526 for fiscal year ended 2005.

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

The Company capitalizes certain purchasing and warehousing costs into inventory.  Purchasing and warehousing costs included in inventory, at FIFO, at December 29, 2007 and December 30, 2006, were $107,068 and $95,576, respectively. Inventories consist of the following:

	December 29,	December 30,
	2007	2006
Inventories at FIFO, net	$1,435,697	$1,380,573
Adjustments to state inventories at LIFO	93,772	82,767
Inventories at LIFO, net	$1,529,469	$1,463,340

Replacement cost approximated FIFO cost at December 29, 2007 and December 30, 2006.

Inventory quantities are tracked through a perpetual inventory system. The Company uses a cycle counting program in all distribution centers, PDQs, LAWs, and retail stores to ensure the accuracy of the perpetual inventory quantities of both merchandise and core inventory.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 29, 2007, December 30, 2006 and December 31, 2005
(in thousands, except per share data)

The Company establishes reserves for estimated shrink based on historical accuracy and effectiveness of the cycle counting program. The Company also establishes reserves for potentially excess and obsolete inventories based on current inventory levels and the historical analysis of product sales and current market conditions. The nature of the Company’s inventory is such that the risk of obsolescence is minimal and excess inventory has historically been returned to the Company’s vendors for credit. The Company provides reserves when less than full credit is expected from a vendor or when liquidating product will result in retail prices below recorded costs. The following table presents changes in the Company’s inventory reserves.

	December 29,	December 30,	December 31,
	2007	2006	2005

Inventory reserves, beginning of period	$31,376	$22,825	$21,929
Reserves established	106,387	94,206	90,431
Reserves utilized	(102,198)	(85,655)	(89,535)
Inventory reserves, end of period	$35,565	$31,376	$22,825

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

Depreciation of land improvements, buildings, furniture, fixtures and equipment, and vehicles is provided over the estimated useful lives, which range from 2 to 40 years, of the respective assets using the straight-line method. Depreciation of building and leasehold improvements is provided over the shorter of the original useful lives of the respective assets or the term of the lease using the straight-line method. The term of the lease is generally the initial term of the lease unless external economic factors exist such that renewals are reasonably assured in which case, the renewal period would be included in the lease term for purposes of establishing an amortization period. Depreciation expense was $146,182, $138,064 and $119,938 for the fiscal years ended 2007, 2006 and 2005, respectively.

Property and equipment consists of the following:

	Original Useful Lives	December 29, 2007	December 30, 2006
Land and land improvements	0 - 10 years	$274,710	$238,186
Buildings	40 years	358,366	328,997
Building and leasehold improvements	10 - 40 years	208,395	197,657
Furniture, fixtures and equipment	3 - 12 years	868,421	843,645
Vehicles	2 - 10 years	26,382	24,682
Construction in progress		60,464	28,151
Other		4,230	4,230
		1,800,968	1,665,548
Less - Accumulated depreciation and amortization		(753,024)	(670,571)
Property and equipment, net		$1,047,944	$994,977

The Company capitalized approximately $2,274, $3,641 and $6,584 incurred for the development of internal use computer software in accordance with the American Institute of Certified Public Accountant’s Statement of Position 98-1, “Accounting for the Cost of Computer Software Developed or Obtained for Internal Use” during fiscal 2007, fiscal 2006 and fiscal 2005, respectively. These costs are included in the furniture, fixtures and equipment category above and are depreciated on the straight-line method over three to seven years.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 29, 2007, December 30, 2006 and December 31, 2005
(in thousands, except per share data)

9. Accrued Expenses:

Accrued expenses consist of the following:

	December 29,	December 30,
	2007	2006
Payroll and related benefits	$42,845	$48,477
Warranty	17,757	13,069
Capital expenditures	21,523	24,011
Self-insurance reserves (a)	85,523	58,755
Property taxes	28,924	23,427
Other	104,842	85,236
Total accrued expenses	$301,414	$252,975

(a)  At December 30, 2006, medical self-insurance reserves of $12,764 were reflected in Payroll and related benefits.

10. Long-term Debt:

Long-term debt consists of the following:

	December 29, 2007	December 30, 2006
Senior Debt:
Revolving facility at variable interest rates
(5.93% and 6.13% at December 29, 2007 and December 30,
2006, respectively) due October 2011	$451,000	$476,800
Term loan at variable interest rates
(6.19% at December 29, 2007) due October 2011	50,000	-
Other	4,672	440
	505,672	477,240
Less: Current portion of long-term debt	(610)	(67)
Long-term debt, excluding current portion	$505,062	$477,173

On December 4, 2007, the Company entered into a new $200,000 unsecured four-year term loan with Stores serving as borrower. Proceeds from this term loan will be used to repurchase shares of the Company's common stock under its stock repurchase program.  As of December 29, 2007, the Company had borrowed $50,000 under the term loan. Subsequent to December 29, 2007, the Company borrowed the remaining capacity under the term loan. Voluntary prepayments and voluntary reductions of the term loan balance are permitted in whole or in part, at the Company’s option, in minimum principal amounts as specified in the new term loan.

In addition to the term loan, the Company has a $750,000 unsecured five-year revolving credit facility with Stores serving as the borrower. This facility was entered into in October 2006 and replaced the Company’s term loans and revolver under its previous credit facility. Proceeds from this revolving loan were used to repay $433,775 of principal outstanding on the Company’s term loans and revolver under its previous credit facility. In conjunction with this refinancing, the Company wrote-off existing deferred financing costs related to the Company’s previous credit facility.  The write-off of these costs of $1,887 was combined with a related gain on settlement of interest rate swaps of $2,873 for a net gain on extinguishment of debt of $986 during the fiscal year ended December 30, 2006.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 29, 2007, December 30, 2006 and December 31, 2005
(in thousands, except per share data)

The revolving credit facility also provides for the issuance of letters of credit with a sub limit of $300,000 and swingline loans in an amount not to exceed $50,000. The Company may request that the total revolving commitment be increased by an amount not exceeding $250,000 during the term of the credit agreement. Voluntary prepayments and voluntary reductions of the revolving balance are permitted in whole or in part, at the Company’s option, in minimum principal amounts as specified in the revolving credit facility.

As of December 29, 2007, the Company had borrowed $451,000 under the revolver and had $74,742 in letters of credit outstanding, which reduced availability under the revolver to $224,258. In addition, the Company had outstanding $4,672 under an economic development note. The Company also maintains approximately $2,488 in surety bonds issued by its insurance provider primarily to utility providers and the departments of revenue for certain states. These letters of credit and surety bonds generally have a term of one year or less.

The interest rate on the term loan will be based, at the Company’s option, on an adjusted LIBOR rate, plus a margin, or an alternate base rate, plus a margin. The initial margin is 1.00% and 0.0% per annum for the adjusted LIBOR and alternate base rate borrowings, respectively. The Company has elected to use the 90-day adjusted LIBOR rate and has the ability and intent to continue to use this rate on its hedged borrowings. A commitment fee will be charged on the unused portion of the term loan, payable in arrears. The initial commitment fee rate is 0.200% per annum. Under the terms of the term loan, the interest rate spread and commitment fee will be based on the Company’s credit rating. The term loan terminates on October 5, 2011.

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

The term loan and revolving credit facility are fully and unconditionally guaranteed by Advance Auto Parts, Inc. The Company’s debt agreements collectively contain covenants restricting the ability of the Company and its subsidiaries to, among other things, (1) create, incur or assume additional debt (including hedging arrangements), (2) incur liens or engage in sale-leaseback transactions, (3) make loans and investments, (4) guarantee obligations, (5) engage in certain mergers, acquisitions and asset sales, (6) change the nature of the Company’s business and the business conducted by its subsidiaries and (7) change the holding company status of the Company. The Company is required to comply with financial covenants with respect to a maximum leverage ratio and a minimum consolidated coverage ratio. The revolving credit facility also provides for customary events of default, including non-payment defaults, covenant defaults and cross-defaults to the Company’s other material indebtedness. The Company was in compliance with these covenants at December 29, 2007.

At December 29, 2007, the aggregate future annual maturities of long-term debt instruments are as follows:

2008	$610
2009	740
2010	704
2011	501,662
2012	742
Thereafter	1,214
$505,672

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 29, 2007, December 30, 2006 and December 31, 2005
(in thousands, except per share data)

11. Stock Repurchase Program:

During fiscal 2007, the Company's Board of Directors authorized a new stock repurchase program of up to $500,000 of the Company's common stock plus related expenses. The new program cancelled and replaced the remaining portion of the previous $300,000 stock repurchase program. The program allows the Company to repurchase its common stock on the open market or in privately negotiated transactions from time to time in accordance with the requirements of the Securities and Exchange Commission. During fiscal 2007, the Company repurchased 8,341 shares of common stock at an aggregate cost of $285,869, or an average price of $34.27 per share, of which 1,330 shares of common stock were repurchased under the previous $300,000 stock repurchase program. As of December 29, 2007, 77 shares have been repurchased at an aggregate cost of $2,959 and remained unsettled.

During fiscal 2007, the Company retired 6,329 shares previously repurchased under the stock repurchase programs. At December 29, 2007, the Company had $260,567 remaining under the current stock repurchase program. Subsequent to December 29, 2007, the Company repurchased 4,563 shares of common stock at an aggregate cost of $155,350, or an average price of $34.04 per share.

During fiscal 2006, the Company retired 5,117 shares of common stock which were previously repurchased under the Company’s prior stock repurchase program. These shares were repurchased during fiscal 2006 and fiscal 2005 at an aggregate cost of $192,339, or an average price of $37.59 per share.

12. Income Taxes:

As a result of the adoption of FIN 48 on December 31, 2006, the Company recorded an increase of $2,275 to the liability for unrecognized tax benefits and a corresponding decrease in its balance of retained earnings. The following table summarizes the activity related to our unrecognized tax benefits for the fiscal year ended December 29, 2007:

Balance at December 31, 2006	$ 16,453
Gross increases related to prior period tax positions	1,279
Gross decreases related to prior period tax positions	(1,853)
Gross increases related to current period tax positions	5,340
Settlements	(539)
Expiration of statute of limitations	(271)
Balance at December 29, 2007	$ 20,409

As of December 29, 2007 the entire amount of unrecognized tax benefits, if recognized, would reduce the Company’s annual effective tax rate.

With the adoption of FIN 48, the Company provides for interest and penalties as a part of income tax expense. During fiscal 2007, the Company accrued potential penalties and interest of $709 and $1,827, respectively, related to these unrecognized tax benefits. As of December 29, 2007, the Company has recorded a liability for potential penalties and interest of $1,843 and $4,421, respectively. Prior to the adoption of FIN 48, the Company classified interest associated with tax contingencies in interest expense. The Company has not provided for any penalties associated with tax contingencies unless considered probable of assessment. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

During the next 12 months, it is possible the Company could conclude on $2,000 to $3,000 of the contingencies associated with unrecognized tax uncertainties due mainly to settlement and expiration of statute of limitations (including tax benefits, interest and penalties).  The majority of these resolutions would be achieved through the completion of current income tax examinations.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 29, 2007, December 30, 2006 and December 31, 2005
(in thousands, except per share data)

Provision (benefit) for income taxes from continuing operations for fiscal 2007, fiscal 2006 and fiscal 2005 consists of the following:

	Current	Deferred	Total
2007-
Federal	$143,726	$(17,444)	$126,282
State	21,126	(3,091)	18,035
	$164,852	$(20,535)	$144,317
2006-
Federal	$126,726	$(4,874)	$121,852
State	18,433	(1,688)	16,745
	$145,159	$(6,562)	$138,597
2005-
Federal	$124,978	$(1,343)	$123,635
State	16,430	4,133	20,563
	$141,408	$2,790	$144,198

The provision (benefit) for income taxes from continuing operations differed from the amount computed by applying the federal statutory income tax rate due to:

	2007	2006	2005
Income from continuing operations
at statutory U.S. federal income tax rate (35%)	$133,922	$129,470	$132,623
State income taxes, net of federal income tax benefit	11,723	10,884	13,366
Non-deductible expenses	1,181	1,155	(3)
Valuation allowance	221	70	75
Other, net	(2,730)	(2,982)	(1,863)
	$144,317	$138,597	$144,198

Deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred income taxes reflect the net income tax effect of temporary differences between the basis of assets and liabilities for financial reporting purposes and for income tax reporting purposes. Net deferred income tax balances are comprised of the following:

	December 29,	December 30,
	2007	2006
Deferred income tax assets	$73,660	$52,873
Valuation allowance	(1,396)	(1,174)
Deferred income tax liabilities	(118,404)	(119,361)
Net deferred income tax liabilities	$(46,140)	$(67,662)

At December 29, 2007 and December 30, 2006, the Company has cumulative net deferred income tax liabilities of $46,140 and $67,662, respectively. The deferred income tax assets also include state net operating loss carryforwards, or NOLs, of approximately $3,214 and $1,752, respectively. These NOLs may be used to reduce future taxable income and expire periodically through fiscal year 2027. Due to uncertainties related to the realization of certain deferred tax assets for NOLs in certain jurisdictions, the Company recorded a valuation allowance of

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 29, 2007, December 30, 2006 and December 31, 2005
(in thousands, except per share data)

$1,396 as of December 29, 2007 and $1,174 as of December 30, 2006. The amount of deferred income tax assets realizable, however, could change in the near future if estimates of future taxable income are changed.

Temporary differences which give rise to significant deferred income tax assets (liabilities) are as follows:

	December 29,	December 30,
	2007	2006
Current deferred income tax liabilities
Inventory differences	$(86,012)	$(79,071)
Accrued medical and workers compensation	26,125	22,114
Accrued expenses not currently deductible for tax	13,635	15,213
Net operating loss carryforwards	817	130
Total current deferred income tax assets (liabilities)	$(45,435)	$(41,614)
Long-term deferred income tax liabilities
Property and equipment	(32,392)	(40,194)
Postretirement benefit obligation	3,661	4,423
Share-based compensation	12,854	7,671
Net operating loss carryforwards	2,397	1,622
Valuation allowance	(1,396)	(1,174)
Other, net	14,171	1,604
Total long-term deferred income tax assets (liabilities)	$(705)	$(26,048)

These amounts are recorded in other current liabilities and other long-term liabilities in the accompanying consolidated balance sheets, as appropriate.

The Company files U.S. and state income tax returns in jurisdictions with varying statutes of limitations. The 2004 through 2007 tax years generally remain subject to examination by federal and most state tax authorities. In management's opinion, any amounts assessed will not have a material effect on the Company's financial position, results of operations or liquidity.

13. Lease Commitments:

At December 29, 2007, future minimum lease payments due under non-cancelable operating leases with lease terms ranging from 1 year to 20 years through the year 2027 for all open stores are as follows:

Total
2008	$265,506
2009	236,655
2010	218,592
2011	196,658
2012	173,768
Thereafter	1,051,480
$2,142,659

At December 29, 2007 and December 30, 2006, future minimum sub-lease income to be received under non-cancelable operating leases is $7,596 and $7,333, respectively.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 29, 2007, December 30, 2006 and December 31, 2005
(in thousands, except per share data)

Net rent expense for fiscal 2007, fiscal 2006 and fiscal 2005 was as follows:

	2007	2006	2005
Minimum facility rentals	$245,135	$217,588	$191,897
Contingent facility rentals	730	1,090	1,334
Equipment rentals	5,490	5,735	4,128
Vehicle rentals	14,572	13,554	11,316
	265,927	237,967	208,675
Less: Sub-lease income	(4,038)	(4,166)	(3,665)
	$261,889	$233,801	$205,010

Rent expense associated with closed locations is included in other selling, general and administrative expenses.

14. Contingencies:

In the case of all known contingencies, the Company accrues for an obligation, including estimated legal costs, when it is probable and the amount is reasonably estimable. As facts concerning contingencies become known to the Company, the Company reassesses its position with respect to accrued liabilities and other potential exposures. Estimates that are particularly sensitive to future change include legal matters and tax matters not subject to FIN 48, which are subject to change as events evolve, and as additional information becomes available during the administrative and litigation process.

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

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 29, 2007, December 30, 2006 and December 31, 2005
(in thousands, except per share data)

Prior to December 31, 2006, the Company accrued for tax contingencies when it was probable that a liability to a taxing authority had been incurred and the amount of the contingency could be reasonably estimated, based on past experience. Effective December 31, 2006, the accounting for income tax contingencies changed with the adoption of FIN 48 as previously explained in the Company’s income tax footnote. The Company’s tax contingency reserve at December 30, 2006 was $6,415. It is the opinion of the Company’s management that the possibility is remote that costs in excess of those reserved for will have a material adverse impact on the Company’s financial position, results of operations or liquidity.

The Company has entered into employment agreements with certain team members that provide severance pay benefits under certain circumstances, including termination of employment of the team member by the Company. The maximum contingent liability under these employment agreements is approximately $3,306 and $5,590 at December 29, 2007 and December 30, 2006, respectively, of which nothing has been accrued.

15. Benefit Plans:

401(k) Plan

The Company maintains a defined contribution team member benefit plan, which covers substantially all team members after one year of service and who have attained the age of 21. The plan allows for team member salary deferrals, which are matched at the Company’s discretion. Company contributions were $8,234, $7,726 and $6,779 in fiscal 2007, fiscal 2006 and fiscal 2005, respectively.

Deferred Compensation

The Company maintains a non-qualified deferred compensation plan for certain team members. This plan provides for a minimum and maximum deferral percentage of the team member’s base salary and bonus, as determined by the Retirement Plan Committee. The Company establishes and maintains a deferred compensation liability for this plan. At December 29, 2007 and December 30, 2006 these liabilities were $4,668 and $3,402, respectively.

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

The following provides a reconciliation of the accrued benefit obligation included in other long-term liabilities in the accompanying consolidated balance sheets, recorded and the funded status of the plan as of December 29, 2007 and December 30, 2006:

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 29, 2007, December 30, 2006 and December 31, 2005
(in thousands, except per share data)

	2007	2006
Change in benefit obligation:
Benefit obligation at beginning of the year	$10,517	$13,711
Interest cost	550	726
Benefits paid	(673)	(794)
Actuarial gain	(1,631)	(3,126)
Benefit obligation at end of the year	8,763	10,517
Change in plan assets:
Fair value of plan assets at beginning of the year	-	-
Employer contributions	673	794
Participant contributions	995	1,088
Benefits paid	(1,668)	(1,882)
Fair value of plan assets at end of year	-	-
Funded Status	$8,763	$10,517

Net periodic postretirement benefit cost is as follows:

	2007	2006	2005

Service cost	$-	$-	$-
Interest cost	550	726	802
Amortization of the prior service cost	(581)	(581)	(581)
Amortization of recognized net losses	-	210	239
	$(31)	$355	$460

The health care cost trend rate was assumed to be 10.0% for 2008, 9.5% for 2009, 8.5% for 2010, 8.0% for 2011, 7.0% for 2012, 6.0% for 2013 and 5.0% to 5.5% for 2014 and thereafter. If the health care cost were increased 1% for all future years the accumulated postretirement benefit obligation would have increased by $214 as of December 29, 2007. The effect of this change on the combined service and interest cost would have been an increase of $16 for 2007. If the health care cost were decreased 1% for all future years the accumulated postretirement benefit obligation would have decreased by $195 as of December 29, 2007. The effect of this change on the combined service and interest cost would have been a decrease of $14 for 2007.

The postretirement benefit obligation and net periodic postretirement benefit cost was computed using the following weighted average discount rates as determined by the Company’s actuaries for each applicable year:

	2007	2006

Postretirement benefit obligation	5.50%	5.50%
Net periodic postretirement benefit cost	6.00%	5.50%

The Company expects plan contributions to completely offset benefits paid. The following table summarizes the Company's expected benefit payments (net of retiree contributions) to be paid for each of the following fiscal years:

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 29, 2007, December 30, 2006 and December 31, 2005
(in thousands, except per share data)

Amount
2008	$930
2009	1,008
2010	1,010
2011	1,015
2012	994
2013-2017	3,989

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

At December 29, 2007, the net unrealized gain on the postretirement plan consists of an unrealized gain of $5,370 related to prior service cost and an unrealized net gain of $1,037 related to actuarial gains. Approximately $581 of the unrealized gain related to prior service cost and $14 related to the actuarial gain is expected to be recognized as a component of net periodic postretirement benefit cost in fiscal 2008.

16. Share-Based Compensation Plans:

The Company has share-based compensation plans as allowed under its long-term incentive plan, or LTIP. Historically, the Company has granted fixed stock options and deferred stock units, or DSUs, to its employees under these plans. Beginning in fiscal 2007, the Company primarily granted stock appreciation rights, or SARs, and restricted stock, or unvested shares. The stock options and SARs authorized to be granted are non-qualified and terminate on the seventh anniversary of the grant date. Additionally, the stock options and SARs vest over a three-year period in equal annual installments beginning on the first anniversary of the grant date and contain no post-vesting restrictions other than normal trading black-out periods prescribed by the Company’s corporate governance policies.

The unvested shares vest at the end of a three-year period. During this period, holders of the unvested shares are entitled to dividend and voting rights. The unvested shares are restricted until they vest and cannot be sold by the recipient until the restriction has lapsed at the end of the three-year period.

In addition to stock options, the Company grants DSUs annually to its Board of Directors as provided for in the Advance Auto Parts, Inc. Deferred Stock Unit Plan for Non-Employee Directors and Selected Executives, or the DSU Plan. Each DSU is equivalent to one share of common stock of the Company. The DSUs are immediately vested upon issuance but are held on behalf of the director until he or she ceases to be a director. The DSUs are then distributed to the director following his or her last date of service. Additionally, the DSU Plan provides for the

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 29, 2007, December 30, 2006 and December 31, 2005
(in thousands, except per share data)

deferral of compensation as earned in the form of an annual retainer for directors and wages for certain highly compensated employees of the Company. These deferred stock units are settled in common stock with the participants at a future date or over a specified time period as elected by the participants in accordance with the DSU Plan.

Stock Options and SARs

The fair value of each option and SAR was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Black-Scholes Option Valuation Assumptions (1)	2007	2006	2005

Risk-free interest rate (2)	4.8%	4.6%	3.7%
Expected dividend yield (3)	0.6%	0.6%	-
Expected stock price volatility (4)	29.0%	28.0%	33.2%
Expected life of stock options (in months) (5)	51	44	48

(1)	Forfeitures are based on historical experience.
(2)	The risk-free interest rate is based on a U.S. Treasury constant maturity interest rate whose term is consistent with the expected life of the Company’s stock options and SARs.
(3)	The Company declared its first ever cash dividend beginning in its first quarter of 2006.
(4)	Expected volatility is based on the historical volatility of the Company’s common stock for the period consistent with the expected life of the Company’s stock options and SARs.
(5)	The expected life of the Company’s stock options and SARs represents the estimated period of time until exercise and is based on historical experience of such awards.

The following table summarizes the fixed stock option and SAR transactions for the fiscal year ended December 29, 2007:

	Number of Awards	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding at December 31, 2006	7,269	$29.31
Granted	1,538	38.20
Exercised	(1,867)	21.69
Forfeited	(1,001)	37.20
Outstanding at December 29, 2007	5,939	$32.68	4.34	$36,718

Vested and expected to vest	5,732	$32.48	4.34	$36,509

Outstanding and exercisable	3,182	$27.78	3.40	$34,465

The weighted average fair value of stock options and SARs granted during the fiscal years ended December 29, 2007, December 30, 2006 and December 31, 2005, was $11.39, $10.68 and $10.54 per share, respectively. The aggregate intrinsic value in the preceding table is based on the Company’s closing stock price of $38.17 as of the last trading day of the period ended December 29, 2007. The aggregate intrinsic value of options and SARs (the amount by which the market price of the stock on the date of exercise exceeded the exercise price) exercised during the fiscal years ended December 29, 2007, December 30, 2006 and December 31, 2005, was $33,179, $14,001 and $77,611, respectively.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 29, 2007, December 30, 2006 and December 31, 2005
(in thousands, except per share data)

At December 29, 2007, there are 3,766 shares currently available for future issuance under the LTIP. The Company issues new shares of common stock upon exercise of stock options and SARs. During fiscal 2007, the  Company’s shareholders approved an amendment to its LTIP which authorized the addition of 3,500 shares.

Subsequent to December 29, 2007, the Company made a series of share-based award grants to employees, including its newly appointed CEO, other recently hired executives and its annual grant to employees eligible to receive share-based awards under the Company’s LTIP.  Accordingly, the Company granted 1,362 SARs to be settled in the Company’s common stock at a weighted average conversion price of $34.37 and 283 shares of unvested shares at a weighted average grant price of $35.13.

Unvested Stock

The following table summarizes the unvested share awards for the fiscal year ended December 29, 2007:

	Number of Awards	Weighted- Average Grant Date Fair Value

Unvested at December 31, 2006	-	$ -
Granted	160	38.14
Vested	-	-
Forfeited	(30)	38.03
Unvested at December 29, 2007	130	$ 38.17

The fair value of each unvested share award is determined based on the market price of the Company’s common stock on the date of grant. The weighted average fair value of unvested shares granted during the fiscal year ended December 29, 2007 was $38.14 per share.

As of December 29, 2007, there was $19,519 of unrecognized compensation expense related to all share-based awards (excluding DSUs) that is expected to be recognized over a weighted average period of 1.8 years.

DSUs

The Company granted eight and seven DSUs in fiscal years 2007 and 2006, respectively, at a weighted average fair value of $41.64 and $38.35, respectively. The DSUs are awarded at a price equal to the market price of the Company’s underlying stock on the date of the grant. For fiscal years 2007 and 2006, respectively, the Company recognized a total of $344 and $285, on a pre-tax basis, in compensation expense related to these DSU grants.

Employee Stock Purchase Plan

The Company also offers an employee stock purchase plan, or ESPP. Through 2005 all eligible employees, or team members, could elect to have a portion of compensation paid in the form of Company stock in lieu of cash calculated at 85% of fair market value at the beginning or end of the quarterly purchase period whichever was lower. Effective January 1, 2006, the ESPP was amended such that eligible team members may purchase common stock at 95% of fair market value at the date of purchase. There are annual limitations on team member elections of either $25 per team member or ten percent of compensation, whichever is less. Under the plan, team members acquired 53, 90 and 110 shares in fiscal years 2007, 2006 and 2005, respectively. At December 29, 2007, there were 1,408 shares available to be issued under the plan.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 29, 2007, December 30, 2006 and December 31, 2005
(in thousands, except per share data)

17. Fair Value of Financial Instruments:

The carrying amount of cash and cash equivalents, receivables, bank overdrafts, accounts payable, financed vendor accounts payable and current portion of long-term debt approximates fair value because of the short maturity of those instruments. As of December 29, 2007, the fair value of the Company’s long-term debt with a carrying value of $505,062 is approximately $502,000 and is based on similar issues available to the Company as of that date. The Company’s interest rate swaps are presented at fair value as stated in its accounting policy on hedge activities (Note 2).

18. Segment and Related Information:

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

The following table summarizes financial information for each of the Company's business segments for the years ended December 29, 2007 and December 30, 2006, respectively.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 29, 2007, December 30, 2006 and December 31, 2005
(in thousands, except per share data)
	2007	2006	2005
Net Sales
AAP	$4,709,390	$4,505,437	$4,234,667
AI	135,014	111,066	30,304
Total Net Sales	$4,844,404	$4,616,503	$4,264,971

Percentage of Sales, by Product Group
in AAP Segment (1)
Parts	57%	57%	61%
Accessories	18%	18%	15%
Chemicals	12%	12%	12%
Oil	9%	9%	7%
Other	4%	4%	5%
Total	100%	100%	100%

Income (loss) before provision (benefit) for income taxes
AAP	$383,392	$368,818	$377,205
AI	(758)	1,097	1,718
Total income (loss) before provision (benefit) for income taxes	$382,634	$369,915	$378,923

Provision (benefit) for income taxes
AAP	$144,579	$138,144	$143,514
AI	(262)	453	684
Total provision (benefit) for income taxes	$144,317	$138,597	$144,198

Segment assets
AAP	$2,663,791	$2,565,986	$2,446,226
AI	141,775	116,695	95,923
Total segment assets	$2,805,566	$2,682,681	$2,542,149

Depreciation and amortization
AAP	$142,194	$135,159	$119,184
AI	5,070	4,264	754
Total depreciation and amortization	$147,264	$139,423	$119,938

Capital expenditures
AAP	$203,486	$251,024	$215,585
AI	7,114	7,562	629
Total capital expenditures	$210,600	$258,586	$216,214

(1) – Sales by product group are not available for the AI segment.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
December 29, 2007, December 30, 2006 and December 31, 2005
(in thousands, except per share data)
19. Quarterly Financial Data (unaudited):

The following table summarizes quarterly financial data for fiscal years 2007 and 2006:

2007	First	Second	Third	Fourth
	(16 weeks)	(12 weeks)	(12 weeks)	(12 weeks)
Net sales	$1,468,120	$1,169,859	$1,158,043	$1,048,382
Gross profit	709,403	562,861	555,113	493,592
Income from continuing operations	76,101	68,424	59,040	34,752
Net income	76,101	68,424	59,040	34,752

Basic earning per share	0.72	0.64	0.58	0.35
Diluted earnings per share	0.71	0.64	0.57	0.35

2006	First	Second	Third	Fourth
	(16 weeks)	(12 weeks)	(12 weeks)	(12 weeks)
Net sales	$1,393,010	$1,107,857	$1,099,486	$1,016,150
Gross profit	665,168	527,359	530,206	478,431
Income from continuing operations	74,081	62,936	58,947	35,354
Net income	74,081	62,936	58,947	35,354

Basic earnings per share	0.69	0.60	0.56	0.34
Diluted earnings per share	0.68	0.59	0.56	0.33

Note:  Quarterly and year-to-date computations of per share amounts are made independently.  Therefore, the sum of per share amounts for the quarters may not round to per share amounts for the year.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Advance Auto Parts, Inc. and subsidiaries
Roanoke, Virginia

We have audited the consolidated financial statements of Advance Auto Parts, Inc. and subsidiaries (the “Company”) as of December 29, 2007 and December 30, 2006, and for each of the three years in the period ended December 29, 2007, and the Company’s internal control over financial reporting as of December 29, 2007, and have issued our reports thereon dated February 26, 2008 (which report expresses an unqualified opinion on those financial statements and includes an explanatory paragraph regarding the Company’s adoption of new accounting standards); such consolidated financial statements and reports are included elsewhere in this Form 10-K.  Our audits also included the consolidated financial statement schedules of the Company listed in Item 15.  These consolidated financial statement schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion based on our audits.  In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Richmond, Virginia
February 26, 2008

ADVANCE AUTO PARTS, INC.
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
Condensed Parent Company Balance Sheets
December 29, 2007 and December 30, 2006
(in thousands, except per share data)
	December 29,	December 30,
	2007	2006
Assets
Cash and cash equivalents	$23	$23
Other current assets	3	3
Investment in subsidiary	1,677,384	1,417,907
Total assets	$1,677,410	$1,417,933

Liabilities and stockholders' equity
Accrued expenses	$33	$57
Dividends payable	5,957	6,320
Intercompany payable, net	647,625	380,702
Total liabilities	653,615	387,079
Stockholders' equity
Preferred stock, nonvoting, $0.0001 par value,
10,000 shares authorized; no shares issued or outstanding	-	-
Common stock, voting $0.0001 par value; 200,000
shares authorized; 101,072 shares issued and 99,060 outstanding
in 2007 and 105,351 issued and outstanding in 2006	10	11
Additional paid-in capital	274,659	414,153
Treasury stock, at cost, 2,012 shares in 2007	(74,644)	-
Accumulated other comprehensive income	(701)	3,472
Retained earnings	824,471	613,218
Total stockholders' equity	1,023,795	1,030,854
Total liabilities and stockholders' equity	$1,677,410	$1,417,933

The accompanying notes to the condensed parent company financial information are an integral part of this schedule.

ADVANCE AUTO PARTS, INC.
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
Condensed Parent Company Statements of Operations
For the Years Ended December 29, 2007, December 30, 2006 and December 31, 2005
(in thousands, except per share data)
	For the Years Ended
	2007	2006	2005

Selling, general and administrative expenses	$166	$165	$165
Loss before benefit for income taxes	(166)	(165)	(165)
Income tax benefit	(60)	(58)	(59)
Loss before equity in earnings of subsidiaries	(106)	(107)	(106)
Equity in earnings of subsidiaries	238,423	231,425	234,831
Net income	$238,317	$231,318	$234,725

Net income per basic share	$2.30	$2.18	$2.17
Net income per diluted share	$2.28	$2.16	$2.13

Average common shares outstanding	103,826	106,129	108,318
Dilutive effect of share-based compensation	828	995	1,669
Average common shares outstanding - assuming dilution	104,654	107,124	109,987

The accompanying notes to the condensed parent company financial information are an integral part of this schedule.

ADVANCE AUTO PARTS, INC.
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
Condensed Parent Company Statements of Cash Flows
For the Years Ended December 29, 2007, December 30, 2006 and December 31, 2005
(in thousands)

	For the Years Ended
	2007	2006	2005

Cash flows from operating activities:
Net income	$238,317	$231,318	$234,725
Adjustments to reconcile net income to net cash
(used in) provided by operations:
Equity in earnings of subsidiary	(238,423)	(231,425)	(234,831)
Net (increase) decrease in working capital	(24)	295	(95)
Net cash (used in) provided by operating activities	(130)	188	(201)
Cash flows from investing activities:
Change in net intercompany with subsidiaries	130	(188)	201
Net cash provided by (used in) investing activities	130	(188)	201
Cash flows from financing activities:	-	-	-
Net increase (decrease) in cash and cash equivalents	-	-	-
Cash and cash equivalents, beginning of year	23	23	23
Cash and cash equivalents, end of year	$23	$23	$23

Supplemental cash flow information:
Interest paid	$-	$-	$-
Income taxes paid, net	-	-	-
Noncash transactions:
Repurchase of Parent's common stock by Stores	$282,910	$137,560	$101,594
Retirement of common stock	211,225	192,339	193,185
Proceeds received by Stores from stock transactions under the
Parent's stock subscription plan and Stores' stock option plan	42,547	17,203	28,696
Cash dividends paid by Stores on behalf of Parent	25,152	19,153	-
Declared but unpaid cash dividends	5,957	6,320	-
Changes in other comprehensive income	(4,173)	382	2,276
Adoption of FIN No. 48, net of tax	2,275	-	-

The accompanying notes to the condensed parent company financial information are an integral part of this schedule.

ADVANCE AUTO PARTS, INC.
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
Notes to the Condensed Parent Company Statements
December 29, 2007 and December 30, 2006
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

2. Organization

Advance Auto Parts, Inc. (“the Company”) is a holding company, which is the 100% shareholder of Advance Stores Company, Incorporated and its subsidiaries ("Stores") during the periods presented. The parent/subsidiary relationship between the Company and Stores includes certain related party transactions. These transactions consist primarily of interest on intercompany advances, dividends, capital contributions and allocations of certain costs. Deferred income taxes have not been provided for financial reporting and tax basis differences on the undistributed earnings of the subsidiaries. The Company fully and unconditionally guarantees the term loan and revolving credit facility of Stores. These debt agreements do not contain restrictions on the payment of dividends, loans or advances between the Company and Stores and Stores’ subsidiaries. Therefore, there are no such restrictions as of December 29, 2007 and December 30, 2006.

3. Summary of Significant Accounting Policies

Accounting Period

The Company's fiscal year ends on the Saturday nearest the end of December, which results in an extra week every several years (the next 53 week fiscal year is 2008).  All fiscal years presented include 52 weeks of operations.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 clarifies the definition of fair value, establishes a framework for measuring fair value as it related to other accounting pronouncements that require or permit fair value measurements, and expands the disclosures on fair value measurements. In February 2008, the FASB issued a staff position that delays the effective date of SFAS No. 157 for all nonfinancial assets and liabilities except for those recognized or disclosed at least annually. Except for the delay for nonfinancial assets and liabilities, SFAS No. 157 is effective for fiscal years beginning after December 15, 2007 and interim periods within such years. The Company is currently evaluating the impact, if any, of adopting SFAS No. 157.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact, if any, of adopting SFAS No. 159.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” which replaces SFAS No. 141, “Business Combinations.” SFAS No. 141R, among other things, establishes principles and requirements for how an acquirer entity recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any controlling interests in the acquired entity; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Costs of the acquisition will be recognized separately from the business combination. SFAS No. 141R applies to business combinations for fiscal years beginning after December 15, 2008.

See Notes to the Consolidated Financial Statements for Additional Disclosures.

ADVANCE AUTO PARTS, INC.
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
Notes to the Condensed Parent Company Statements
December 29, 2007 and December 30, 2006
(in thousands, except per share data)
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.” SFAS No. 160, among other things, provides guidance and establishes amended accounting and reporting standards for a parent company’s noncontrolling interest in a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS No. 160 to have a material impact on its financial condition, results of operations or cash flows.

See Notes to the Consolidated Financial Statements for Additional Disclosures.

ADVANCE AUTO PARTS, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Allowance for doubtful accounts receivable:	Balance at Beginning of Period	Charges to Expenses	Deductions		Other		Balance at End of Period
December 31, 2005	$8,103	$2,081	$(6,066)	(1)	$568	(2)	$4,686
December 30, 2006	4,686	1,228	(1,274)	(1)	-		4,640
December 29, 2007	4,640	996	(1,649)	(1)	-		3,987

(1)	Accounts written off during the period. These amounts did not impact our statement of operations for any year presented.
(2)	Reserves assumed in the acquisition of Autopart International.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 26, 2008

ADVANCE AUTO PARTS, INC.
	By:	/s/ Michael A. Norona
Michael A. Norona Executive Vice President, Chief Financial Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Darren R. Jackson	President, Chief Executive	February 26, 2008
Darren R. Jackson	Officer and Director (Principal
Executive Officer)

/s/ Michael A. Norona	Executive Vice President, Chief	February 26, 2008
Michael A. Norona	Financial Officer and Secretary
(Principal Financial and
Accounting Officer)

/s/ John C. Brouillard	Chairman and Director	February 26, 2008
John C. Brouillard

/s/ Lawrence P. Castellani	Director	February 26, 2008
Lawrence P. Castellani

/s/ Nicholas J. LaHowchic	Director	February 26, 2008
Nicholas J. LaHowchic

/s/ William S. Oglesby	Director	February 26, 2008
William S. Oglesby

/s/ Gilbert T. Ray	Director	February 26, 2008
Gilbert T. Ray

/s/ Carlos A. Saladrigas	Director	February 26, 2008
Carlos A. Saladrigas

/s/ William L. Salter	Director	February 26, 2008
William L. Salter

/s/ Francesca Spinelli	Director	February 26, 2008
Francesca Spinelli

S-1

EXHIBIT INDEX

Exhibit Number	Description

3.1(6)	Restated Certificate of Incorporation of Advance Auto Parts, Inc. (“Advance Auto”)(as amended on May 19, 2004).
3.2 (14)	Bylaws of Advance Auto. (as amended on February 13, 2008).
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

10.18(7)	Reaffirmation Agreement dated as of November 3, 2004 among Advance Auto, Advance Stores, the lenders party thereto and JP Morgan Chase, as administrative agent and collateral agent.
10.19(15)	Advance Auto Parts, Inc. 2004 Long-Term Incentive Plan (as amended May 16, 2007).
10.20(5)	Form of Advance Auto Parts, Inc. 2004 Long-Term Incentive Plan Stock Option Agreement.
10.21(5)	Form of Advance Auto Parts, Inc. 2004 Long-Term Incentive Plan Award Notice.
10.22	Advance Auto Parts, Inc. Deferred Stock Unit Plan for Non-Employee Directors and Selected Executives (as amended January 1, 2008).
10.23(8)	Amended Advance Auto Parts, Inc. Employee Stock Purchase Plan.
10.24	Advance Auto Parts, Inc. Deferred Compensation Plan (as amended January 1, 2008).
10.25(8)	Advance Auto Parts, Inc. 2006 Executive Bonus Plan.
10.26(9)	Form of Employment Agreement among Advance Auto and Advance Stores and Michael N. Coppola, Paul W. Klasing, Michael O. Moore, David B. Mueller, Elwyn G. Murray III, Jimmie L. Wade and Keith A. Oreson.

Exhibit Number	Description

10.27(10)	Release and Termination Agreement dated as of October 5, 2006, among Advance Auto, Advance Stores Company, Incorporated and JPMorgan Chase Bank, N.A., as administrative agent.
10.28(11)	Form of Advance Auto Parts, Inc. 2007 Restricted Stock Award.
10.29(11)	Form of Advance Auto Parts, Inc. 2007 Stock Appreciation Right Award.
10.30(12)
Term Loan Credit Agreement dated as of December 4, 2007 among Advance Auto Parts, Inc., Advance Stores Company, Incorporated, as borrower, the lenders party hereto and JPMorgan Chase Bank, N.A. as administrative agent.

10.31(12)	Guarantee Agreement dated as of December 4, 2007 among Advance Auto Parts, Inc. and JPMorgan Chase Bank, N.A., as administrative agent for the lenders.
10.32(13)	Employment Agreement effective January 7, 2008 between Advance Auto Parts, Inc., and Darren R. Jackson.
10.32(15)	Advance Auto Parts, Inc. Executive Incentive Plan.
21.1	Subsidiaries of Advance Auto.
23.1	Consent of Deloitte & Touche LLP.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed on June 4, 1998 as an exhibit to Registration Statement on Form S-4 (No. 333-56013) of Advance Stores Company, Incorporated.
(2)	Furnished on November 6, 2001 as an exhibit to Amendment No. 2 to Registration Statement on Form S-4 (No. 333-68858) of Advance Auto Parts, Inc.
(3)	Filed on January 22, 2002 as an exhibit to Registration Statement on Form S-4 (No. 333-81180) of Advance Stores Company, Incorporated.
(4)	Filed on April 2, 2001 as an exhibit to the Quarterly Report on Form 10-Q of Discount.
(5)	Filed on August 16, 2004 as an exhibit to the Quarterly Report on Form 10-Q of Advance Auto Parts, Inc.
(6)	Filed on May 20, 2004 as an exhibit to Current Report on Form 8-K of Advance Auto Parts, Inc.
(7)	Filed on November 9, 2004 as an exhibit to Current Report on Form 8-K of Advance Auto Parts, Inc.
(8)	Filed on March 16, 2006 as an exhibit to the Annual Report on Form 10-K of Advance Auto Parts, Inc.
(9)	Filed on April 6, 2006 as an exhibit to the Annual Report on Form 8-K of Advance Auto Parts, Inc.
(10)	Filed on October 12, 2006 as an exhibit to Current Report on Form 8-K of Advance Auto Parts, Inc.
(11)	Filed on February 26, 2007 as an exhibit to Current Report on Form 8-K of Advance Auto Parts, Inc.
(12)	Filed on December 10, 2007 as an exhibit to Current Report on Form 8-K of Advance Auto Parts, Inc.
(13)	Filed on January 11, 2008 as an exhibit to Current Report on Form 8-K of Advance Auto Parts, Inc.
(14)	Filed on February 19, 2008 as an exhibit to Current Report on Form 8-K of Advance Auto Parts, Inc.
(15)	Filed on April 11, 2007 as an exhibit to the Definitive Proxy Statement of Advance Auto Parts, Inc.