Form 10-Q
period 2008-04-19
ADVANCE AUTO PARTS INC
filed 2008-05-29
CIK 1158449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 19, 2008
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 23, 2008, the registrant had outstanding 95,284,683 shares of Common Stock, par value $0.0001 per share (the only class of common stock of the registrant outstanding).

i

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
April 19, 2008 and December 29, 2007
(in thousands, except per share data)
(unaudited)

Assets	April 19, 2008	December 29, 2007

Current assets:
Cash and cash equivalents	$19,128	$14,654
Receivables, net	84,083	84,983
Inventories, net	1,618,320	1,529,469
Other current assets	27,570	53,719
Total current assets	1,749,101	1,682,825
Property and equipment, net of accumulated depreciation of
$781,992 and $753,024	1,047,667	1,047,944
Assets held for sale	3,672	3,274
Goodwill	33,718	33,718
Intangible assets, net	28,259	26,844
Other assets, net	10,710	10,961
	$2,873,127	$2,805,566
Liabilities and Stockholders' Equity
Current liabilities:
Bank overdrafts	$1,873	$30,000
Current portion of long-term debt	671	610
Financed vendor accounts payable	146,924	153,549
Accounts payable	801,214	688,970
Accrued expenses	311,561	301,414
Other current liabilities	53,689	51,385
Total current liabilities	1,315,932	1,225,928
Long-term debt	553,836	505,062
Other long-term liabilities	52,696	50,781
Commitments and contingencies
Stockholders' equity:
Preferred stock, nonvoting, $0.0001 par value,
10,000 shares authorized; no shares issued or outstanding	-	-
Common stock, voting, $0.0001 par value, 200,000
shares authorized; 101,456 shares issued and 94,881 outstanding
in 2008 and 101,072 shares issued and 99,060 outstanding in 2007	10	10
Additional paid-in capital	283,574	274,659
Treasury stock, at cost, 6,575 and 2,012 shares	(229,993)	(74,644)
Accumulated other comprehensive loss	(3,783)	(701)
Retained earnings	900,855	824,471
Total stockholders' equity	950,663	1,023,795
	$2,873,127	$2,805,566

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
For the Sixteen Week Periods Ended
April 19, 2008 and April 21, 2007
(in thousands, except per share data)
(unaudited)

	Sixteen Week Periods Ended
	April 19, 2008	April 21, 2007

Net sales	$1,526,132	$1,468,120
Cost of sales, including purchasing and warehousing costs	782,681	758,717
Gross profit	743,451	709,403
Selling, general and administrative expenses	599,173	574,710
Operating income	144,278	134,693
Other, net:
Interest expense	(12,325)	(11,274)
Other income, net	28	342
Total other, net	(12,297)	(10,932)
Income before provision for income taxes	131,981	123,761
Provision for income taxes	49,895	47,660
Net income	$82,086	$76,101

Basic earnings per share	$0.86	$0.72

Diluted earnings per share	$0.86	$0.71

Average common shares outstanding	94,987	105,694
Dilutive effect of share-based compensation	696	951
Average common shares outstanding - assuming dilution	95,683	106,645

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the Sixteen Week Periods Ended
April 19, 2008 and April 21, 2007
(in thousands)
(unaudited)

	Sixteen Week Periods Ended
	April 19, 2008	April 21, 2007
Cash flows from operating activities:
Net income	$82,086	$76,101
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	44,620	45,426
Amortization of deferred debt issuance costs	111	69
Share-based compensation	5,715	5,398
(Gain) loss on disposal of property and equipment, net	(1,246)	3,370
Benefit for deferred income taxes	(2,182)	(6,087)
Excess tax benefit from share-based compensation	(327)	(3,607)
Net decrease (increase) in:
Receivables, net	900	4,041
Inventories, net	(88,851)	(92,712)
Other assets	26,233	13,316
Net increase in:
Accounts payable	112,244	117,034
Accrued expenses	28,162	21,491
Other liabilities	6,136	3,035
Net cash provided by operating activities	213,601	186,875
Cash flows from investing activities:
Purchases of property and equipment	(58,863)	(75,940)
Insurance proceeds related to damaged property	-	3,251
Proceeds from sales of property and equipment	4,117	239
Other	(1,750)	-
Net cash used in investing activities	(56,496)	(72,450)
Cash flows from financing activities:
Decrease in bank overdrafts	(28,127)	(28,499)
Decrease in financed vendor accounts payable	(6,625)	(9,297)
Dividends paid	(11,659)	(12,682)
Borrowings under credit facilities	239,700	136,800
Payments on credit facilities	(190,700)	(209,800)
Proceeds from the issuance of common stock, primarily exercise
of stock options	2,926	11,262
Excess tax benefit from share-based compensation	327	3,607
Repurchase of common stock	(158,308)	-
Other	(165)	39
Net cash used in financing activities	(152,631)	(108,570)
Net increase in cash and cash equivalents	4,474	5,855
Cash and cash equivalents, beginning of period	14,654	11,128
Cash and cash equivalents, end of period	$19,128	$16,983

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows - (Continued)
For the Sixteen Week Periods Ended
April 19, 2008 and April 21, 2007
(in thousands)
(unaudited)

	Sixteen Week Periods Ended
	April 19, 2008	April 21, 2007

Supplemental cash flow information:
Interest paid	$12,807	$12,861
Income tax payments, net	30,499	40,665
Non-cash transactions:
Accrued purchases of property and equipment	19,272	17,948
Changes in other comprehensive loss	3,082	626
Adoption of FIN No. 48, net of tax	-	2,275

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Sixteen Week Periods Ended April 19, 2008 and April 21, 2007
(in thousands, except per share data)
(unaudited)

1.	Basis of Presentation:

The accompanying condensed consolidated financial statements include the accounts of Advance Auto Parts, Inc. and its wholly owned subsidiaries, or the Company. All significant intercompany balances and transactions have been eliminated in consolidation.

The condensed consolidated balance sheets as of April 19, 2008 and December 29, 2007, the condensed consolidated statements of operations for the sixteen week periods ended April 19, 2008 and April 21, 2007, and the condensed consolidated statements of cash flows for the sixteen week periods ended April 19, 2008 and April 21, 2007, have been prepared by the Company. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial position of the Company, the results of its operations and cash flows have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s consolidated financial statements for the fiscal year ended December 29, 2007.

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

Vendor Incentives

The Company receives incentives in the form of reductions to amounts owed to and/or payments from vendors related to cooperative advertising allowances, volume rebates and other promotional considerations. The Company accounts for vendor incentives in accordance with Emerging Issues Task Force, or EITF, No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.” Many of the incentives are under long-term agreements (terms in excess of one year), while others are negotiated on an annual basis. Cooperative advertising allowances and volume rebates are earned based on inventory purchases and initially recorded as a reduction to inventory. The deferred amounts are included as a reduction to cost of sales as the inventory is sold since these payments do not represent reimbursements for specific, incremental and identifiable costs. Total deferred vendor incentives in inventory was $39,208 and $39,118 at April 19, 2008 and December 29, 2007, respectively.

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
For the Sixteen Week Periods Ended April 19, 2008 and April 21, 2007
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

	April 19, 2008	December 29, 2007
	(16 weeks ended)	(52 weeks ended)

Warranty reserve, beginning of period	$17,757	$13,069
Reserves established	14,089	24,722
Reserves utilized and other adjustments, net	(8,171)	(20,034)

Warranty reserve, end of period	$23,675	$17,757

Sales Returns and Allowances

The Company’s accounting policy for sales returns and allowances consists of establishing reserves for estimated returns at the time of sale. The Company anticipates returns based on current sales levels and the Company’s historical return experience on a specific product basis. The Company’s reserve for sales returns and allowances was not significant at April 19, 2008 and December 29, 2007.

Earnings Per Share of Common Stock

Basic earnings per share of common stock has been computed based on the weighted-average number of common shares outstanding, less stock held in treasury and shares of non-vested restricted stock, during the period.  Diluted earnings per share of common stock reflects the increase in the weighted-average number of shares of common stock outstanding, outstanding deferred stock units and the impact of outstanding stock options, stock appreciation rights and shares of unvested restricted stock (collectively “share-based awards”), calculated on the treasury stock method as modified by the adoption of Statement of Financial Accounting Standards, or SFAS, No. 123R, “Share-Based Payment.”

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Sixteen Week Periods Ended April 19, 2008 and April 21, 2007
(in thousands, except per share data)
(unaudited)

Hedge Activities

The Company utilizes interest rate swaps to limit its cash flow risk on its variable rate debt. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the fair value of the Company’s outstanding hedges is recorded as an asset or liability in the accompanying condensed consolidated balance sheets at April 19, 2008 and December 29, 2007, respectively. The Company uses the 90-day, adjusted LIBOR interest rate and has the intent and ability to continue to use this rate on its hedged borrowings. Accordingly, the Company does not recognize any ineffectiveness on the swaps as allowed under Derivative Implementation Group Issue No. G7, “Cash Flow Hedges: Measuring the Ineffectiveness of a Cash Flow Hedge under Paragraph 30(b) When the Shortcut Method Is Not Applied” and has recorded all adjustments to the fair value of the hedge instruments in accumulated other comprehensive income through the maturity date of the applicable hedge arrangements.

The fair value at April 19, 2008 and December 29, 2007 was an unrecognized loss of $12,523 and $7,645, respectively. Any amounts received or paid under these hedges will be recorded in the statement of operations as earned or incurred.

Based on the estimated current and future fair values of the hedge arrangements at April 19, 2008, the Company estimates amounts currently included in accumulated other comprehensive income that will be reclassified to earnings in the next 12 months will consist of a loss of $4,165 associated with the interest rate swaps.

Financed Vendor Accounts Payable

The Company is party to a short-term financing program with a bank allowing it to extend its payment terms on certain merchandise purchases. The substance of the program is for the Company to borrow money from the bank to finance purchases from vendors. The Company records any discount given by the vendor to the value of its inventory and accretes this discount to the resulting short-term payable to the bank through interest expense over the extended term. At April 19, 2008 and December 29, 2007, $146,924 and $153,549, respectively, was payable to the bank by the Company under this program and is included in the accompanying condensed consolidated balance sheets as Financed vendor accounts payable.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Sixteen Week Periods Ended April 19, 2008 and April 21, 2007
(in thousands, except per share data)
(unaudited)

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

New Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” an amendment of SFAS No. 133. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance and cash flows. Entities are required to provide enhanced disclosures about: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact, if any, of adopting SFAS No. 161.

Effective December 30, 2007, the Company adopted FASB Staff Position (“FSP”) No. FIN 39-1, “Amendment of FASB Interpretation No. 39,” or FSP 39-1. FSP 39-1 amends FASB Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts (“FIN 39”), to permit a reporting entity to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement that have been offset in accordance with FIN 39. FSP 39-1 also amends FIN 39 for certain terminology modifications. Upon adoption of FSP 39-1, the Company did not change its accounting policy of not offsetting fair value amounts recognized for derivative instruments under master netting arrangements. The adoption of FSP 39-1 did not have an impact on the Company’s financial position, results of operations or cash flows.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Sixteen Week Periods Ended April 19, 2008 and April 21, 2007
(in thousands, except per share data)
(unaudited)
In February 2007, the Financial Accounting Standards Board, or FASB, issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS No. 159 on December 30, 2007 and elected not to apply fair value on its existing financial assets and liabilities. Therefore, this adoption did not have a material effect on the Company’s financial position, results of operations or cash flows.

  On December 30, 2007, the Company adopted the provisions of SFAS No. 157, “Fair Value Measurements” on its financial assets and liabilities. SFAS No. 157 clarifies the definition of fair value, establishes a framework for defining fair value as it relates to other accounting pronouncements that require or permit fair value measurements, and expands the disclosures of fair value measurements. The adoption of SFAS 157 did not have any impact on the Company’s financial condition, results of operations or cash flows. The Company did not apply the provisions of SFAS No. 157 for its nonfinancial assets and liabilities except for those recognized or disclosed on a recurring basis (at least annually) as allowed by the issuance of FSP 157-2. The Company will fully adopt the provisions of SFAS 157 effective during its first quarter of fiscal 2009.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires recognition of the overfunded or underfunded status of defined benefit postretirement plans as an asset or liability in the statement of financial position and to recognize changes in that funded status in comprehensive income in the year in which the changes occur. SFAS No. 158 also requires measurement of the funded status of a plan as of the date of the statement of financial position. The Company adopted the recognition provisions of SFAS No. 158 on December 30, 2006. The Company adopted the measurement date provisions of SFAS No. 158 on December 30, 2007. The Company has elected to apply the alternate transition method under which a 14-month measurement will cover the period from November 1, 2007 through January 3, 2009. The change in the measurement date will not have a material impact on the Company’s financial condition, results of operations or cash flows.

2.	Goodwill and Intangible Assets:

The carrying amount and accumulated amortization of acquired intangible assets as of April 19, 2008 and December 29, 2007 include:

	Acquired intangible assets
	Subject to Amortization		Not Subject to Amortization
	Customer Relationships	Other	Trademark and Tradenames	Intangible Assets, net
Gross carrying amount	$9,600	$885	$18,800	$29,285

Net book value at December 29, 2007	$7,464	$580	$18,800	$26,844
Addition	-	-	1,750	1,750
2008 amortization	(295)	(40)	-	(335)
Net book value at April 19, 2008	$7,169	$540	$20,550	$28,259

During the sixteen weeks ended April 19, 2008, the Company acquired from a Kentucky entity for $1,750 the limited territorial rights the Kentucky entity had in the “Advance Auto Parts” trademark, ownership of certain websites and access to the Louisville, KY market. This improves the Company’s trademark rights, increases traffic to the Company’s website and opens a new metropolitan market for the Company.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Sixteen Week Periods Ended April 19, 2008 and April 21, 2007
(in thousands, except per share data)
(unaudited)

The table below shows the expected amortization expense for the next five years for acquired intangible assets recorded as of April 19, 2008:

2008	$752
2009	1,087
2010	1,059
2011	967
2012	967

The changes in the carrying amount of goodwill for the sixteen weeks ended April 19, 2008 are as follows:

	AAP Segment	AI Segment	Total

Balance at December 29, 2007	$16,093	$17,625	$33,718
Fiscal 2008 activity	-	-	-
Balance at April 19, 2008	$16,093	$17,625	$33,718

3.	Receivables, net:

Receivables consist of the following:

	April 19, 2008	December 29, 2007

Trade	$19,099	$14,782
Vendor	66,832	71,403
Other	2,710	2,785
Total receivables	88,641	88,970
Less: Allowance for doubtful accounts	(4,558)	(3,987)
Receivables, net	$84,083	$84,983

4.	Inventories, net:

Inventories are stated at the lower of cost or market, cost being determined using the last-in, first-out ("LIFO") method for approximately 93% of inventories at both April 19, 2008 and December 29, 2007. Under the LIFO method, the Company’s cost of sales reflects the costs of the most currently purchased inventories, while the inventory carrying balance represents the costs relating to prices paid in prior years. The Company’s costs to acquire inventory have been generally decreasing in recent years as a result of the Company’s significant growth. Accordingly, the cost to replace inventory is less than the LIFO balances carried for similar products. As a result of the LIFO method and the ability to obtain lower product costs, the Company recorded reductions to cost of sales of $7,409 and $10,319 for the sixteen weeks ended April 19, 2008 and April 21, 2007, respectively.

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

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Sixteen Week Periods Ended April 19, 2008 and April 21, 2007
(in thousands, except per share data)
(unaudited)
Additionally, these products are not subject to the frequent cost changes like the Company’s other merchandise inventory, thus there is no material difference from applying either the LIFO or FIFO valuation methods.

The Company capitalizes certain purchasing and warehousing costs into inventory. Purchasing and warehousing costs included in inventory, at FIFO, at April 19, 2008 and December 29, 2007, were $104,855 and $107,068, respectively. Inventories consist of the following:

	April 19, 2008	December 29, 2007
Inventories at FIFO, net	$1,517,139	$1,435,697
Adjustments to state inventories at LIFO	101,181	93,772
Inventories at LIFO, net	$1,618,320	$1,529,469

Replacement cost approximated FIFO cost at April 19, 2008, and December 29, 2007.

Inventory quantities are tracked through a perpetual inventory system. The Company uses a cycle counting program in all distribution centers, PDQs, LAWs and retail stores to ensure the accuracy of the perpetual inventory quantities of both merchandise and core inventory.

The Company establishes reserves for estimated shrink based on historical accuracy and effectiveness of the cycle counting program. The Company also establishes reserves for potentially excess and obsolete inventories based on current inventory levels and the historical analysis of product sales and current market conditions. The Company provides reserves when less than full credit is expected from a vendor or when liquidating product will result in retail prices below recorded costs. The Company’s reserves against inventory for these matters were $36,174 and $35,565 at April 19, 2008 and December 29, 2007, respectively.

5.	Long-term Debt:

Long-term debt consists of the following:

	April 19, 2008	December 29, 2007
Senior Debt:
Revolving facility at variable interest rates
(3.50% and 5.93% at April 19, 2008 and December 29,
2007, respectively) due October 2011	$350,000	$451,000
Term loan at variable interest rates
(3.92% and 6.19% at April 19, 2008 and December 29,
2007, respectively) due October 2011	200,000	50,000
Other	4,507	4,672
	554,507	505,672
Less: Current portion of long-term debt	(671)	(610)
Long-term debt, excluding current portion	$553,836	$505,062

On December 4, 2007, the Company entered into a new $200,000 unsecured four-year term loan with the Company’s subsidiary, Advance Stores Company, Incorporated, or Stores, serving as borrower. Proceeds from this term loan were used to repurchase shares of the Company's common stock under its stock repurchase program. As of

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Sixteen Week Periods Ended April 19, 2008 and April 21, 2007
(in thousands, except per share data)
(unaudited)
December 29, 2007, the Company had borrowed $50,000 under the term loan. As of April 19, 2008, the Company had borrowed the remaining availability under the term loan.

In addition to the term loan, the Company has a $750,000 unsecured five-year revolving credit facility with Stores serving as the borrower. The revolving credit facility also provides for the issuance of letters of credit with a sub limit of $300,000 and swingline loans in an amount not to exceed $50,000. The Company may request, subject to agreement by one or more lenders, that the total revolving commitment be increased by an amount not exceeding $250,000 during the term of the credit agreement. Voluntary prepayments and voluntary reductions of the revolving balance are permitted in whole or in part, at the Company’s option, in minimum principal amounts as specified in the revolving credit facility.

As of April 19, 2008, the Company had outstanding $350,000 under its revolving credit facility, $200,000 under its term loan, $4,507 under an economic development note and $74,742 in letters of credit outstanding, which reduced availability under the revolving credit facility to $325,258. In addition to the letters of credit, the Company maintains approximately $2,861 in surety bonds issued by its insurance provider primarily to utility providers and the departments of revenue for certain states. These letters of credit and surety bonds generally have a term of one year or less.

The interest rate on the term loan will be based, at the Company’s option, on an adjusted LIBOR rate, plus a margin, or an alternate base rate, plus a margin. The current margin is 1.00% and 0.0% per annum for the adjusted LIBOR and alternate base rate borrowings, respectively. The Company has elected to use the 90-day adjusted LIBOR rate and has the ability and intent to continue to use this rate on its hedged borrowings. A commitment fee will be charged on the unused portion of the term loan, payable in arrears. The current commitment fee rate is 0.200% per annum. Under the terms of the term loan, the interest rate spread and commitment fee will be based on the Company’s credit rating. The term loan terminates on October 5, 2011.

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

The term loan and revolving credit facility are fully and unconditionally guaranteed by Advance Auto Parts, Inc. The Company’s debt agreements collectively contain covenants restricting the ability of the Company and its subsidiaries to, among other things, (1) create, incur or assume additional debt (including hedging arrangements), (2) incur liens or engage in sale-leaseback transactions, (3) make loans and investments, (4) guarantee obligations, (5) engage in certain mergers, acquisitions and asset sales, (6) change the nature of the Company’s business and the business conducted by its subsidiaries and (7) change the holding company status of the Company. The Company is required to comply with financial covenants with respect to a maximum leverage ratio and a minimum consolidated coverage ratio. The revolving credit facility also provides for customary events of default, including non-payment defaults, covenant defaults and cross-defaults to the Company’s other material indebtedness. The Company was in compliance with these covenants at April 19, 2008.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Sixteen Week Periods Ended April 19, 2008 and April 21, 2007
(in thousands, except per share data)
(unaudited)

6.	Stock Repurchase Program:

During the sixteen weeks ended April 19, 2008, the Company repurchased 4,563 shares of common stock at an aggregate cost of $155,350, or an average price of $34.04 per share. Additionally, the Company settled $2,959 on shares repurchased prior to the end of fiscal 2007. These shares were repurchased in accordance with the Company’s $500,000 stock repurchase program authorized by its Board of Directors in 2007. The program allows the Company to repurchase its common stock on the open market or in privately negotiated transactions from time to time in accordance with the requirements of the Securities and Exchange Commission. At April 19, 2008, the Company had $105,354 remaining under the current stock repurchase program.

Subsequent to April 19, 2008, the Company’s Board of Directors authorized a new $250,000 stock repurchase program. The new program cancelled and replaced the remaining portion of its previous $500,000 stock repurchase program.

7.	Postretirement Plan:

The Company provides certain health and life insurance benefits for eligible retired team members through a postretirement plan, or the Plan. These benefits are subject to deductibles, co-payment provisions and other limitations. The Plan has no assets and is funded on a cash basis as benefits are paid. The Company’s postretirement liability is calculated annually by a third-party actuary. The discount rate utilized at December 29, 2007 was 6.0%, and remained unchanged through the sixteen weeks ended April 19, 2008. The Company expects fiscal 2008 plan contributions to completely offset benefits paid, consistent with fiscal 2007.

The components of net periodic postretirement benefit cost for the sixteen weeks ended April 19, 2008, and April 21, 2007 respectively, are as follows:

	Sixteen Weeks Ended
	April 19, 2008	April 21, 2007

Interest cost	$153	$169
Amortization of negative prior service cost	(179)	(179)
Amortization of unrecognized net gain	(4)	-
Net periodic postretirement benefit cost	$(30)	$(10)

8.	Share-Based Compensation Plans:

During the first quarter 2008, the Company made a series of share-based award grants to employees, including recently hired executives and its annual grant to employees eligible to receive share-based awards under the Company’s long-term incentive plan.  Accordingly, the Company granted 1,363 stock appreciation rights, or SARS, to be settled in the Company’s common stock at a weighted average conversion price of $34.37.  Based on the Black-Scholes option pricing model, the weighted average fair value for the SARS awarded was $9.08 per share. Additionally, the Company granted 283 shares of restricted stock, or unvested shares, which had a weighted average fair value grant price of $35.13 per share.  This value was determined based on the ending market price of the Company’s common stock on the date of the grant.

The SARS vest over a three-year period in equal installments beginning on the first anniversary of the grant date, with the exception of certain SARS awards granted to newly hired executives.  Those grants provide for 25% of the SARS award granted to vest immediately with exercise restrictions during the first year, and the remainder of the award to vest in equal installments over the three-year period consistent with all other SARS granted. The unvested shares are restricted until they vest and cannot be sold until the restriction has lapsed. During this period, holders of

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Sixteen Week Periods Ended April 19, 2008 and April 21, 2007
(in thousands, except per share data)
(unaudited)

the unvested shares are entitled to dividend and voting rights. Beginning in 2008, all new unvested share awards granted vest over a three-year period in equal annual installments beginning on the first anniversary of the grant date. Prior grants vested at the end of the three-year period following the grant date.

As of April 19, 2008, there was $27,928 of unrecognized compensation expense related to all share based awards that is expected to be recognized over a weighted average of 2.5 years.  Unrecognized compensation expense includes adjustments made for award forfeitures from departing executives and other employees.  The Company recognized $5,715 and $5,398 of share based compensation expense for the first quarters ended April 19, 2008 and April 21, 2007, respectively.

9.	Fair Value Measurements:

Our financial assets and liabilities measured at fair value are grouped in three levels. The levels prioritize the inputs used to measure the fair value of the assets or liabilities.  These levels are:

•	Level 1 – Quoted prices (unadjusted) in active markets for identical assets or liabilities.
•
Level 2 – Inputs other than quoted prices that are observable for assets and liabilities, either directly or indirectly. These inputs include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in market that are less active.

•	Level 3 – Unobservable inputs for assets or liabilities reflecting the reporting entity’s own assumptions.

The following financial liabilities were measured at fair value on a recurring basis during the sixteen weeks ended April 19, 2008:

		Fair Value Measurements at Reporting Date Using
	April 19, 2008	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Interest rate swaps	$12,523	$-	$12,523	$-

The fair value of the Company’s interest rate swaps is mainly based on observable interest rate yield curves for similar instruments.

As of April 19, 2008 and December 29, 2007, the Company also reported additional financial assets and liabilities at their respective carrying amounts which included cash and cash equivalents, receivables, bank overdrafts, accounts payable, financed vendor accounts payable and current portion of long-term debt. The carrying amount approximates fair value because of the short maturity of those instruments. As of April 19, 2008 and December 29, 2007, the fair value of the Company’s long-term debt with a carrying value of $553,836 and 505,062, respectively, was approximately $535,000 and $502,000, respectively, and was based on similar issues available to the Company as of that date.

10.	Comprehensive Income:

The Company includes in comprehensive income the changes in fair value of the Company’s interest rate swaps and changes in net unrecognized other postretirement benefit costs.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Sixteen Week Periods Ended April 19, 2008 and April 21, 2007
(in thousands, except per share data)
(unaudited)

Comprehensive income for the sixteen weeks ended April 19, 2008 and April 21, 2007 is as follows:

	Sixteen Weeks Ended
	April 19, 2008	April 21, 2007

Net income	$82,086	$76,101
Unrealized loss on hedge
arrangements, net of tax	(2,971)	(516)
Changes in net unrecognized other
postretirment benefit costs, net of tax	(111)	(110)
Comprehensive income	$79,004	$75,475

11.	Segment and Related Information:

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

The following table summarizes financial information for each of the Company's business segments for the sixteen weeks ended April 19, 2008 and April 21, 2007, respectively.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Sixteen Week Periods Ended April 19, 2008 and April 21, 2007
(in thousands, except per share data)
(unaudited)

	2008	2007
Net Sales
AAP	$1,481,053	$1,432,113
AI	45,079	36,007
Total Net Sales	$1,526,132	$1,468,120

Income (loss) before provision (benefit) for
income taxes
AAP	$132,246	$125,432
AI	(265)	(1,671)
Total income (loss) before provision (benefit) for
income taxes	$131,981	$123,761

Provision (benefit) for income taxes
AAP	$50,007	$48,611
AI	(112)	(951)
Total provision (benefit) for income taxes	$49,895	$47,660

Segment assets
AAP	$2,717,154	$2,646,860
AI	155,973	134,454
Total segment assets	$2,873,127	$2,781,314

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

Although we believe that our plans, intentions and expectations as reflected in or suggested by those forward-looking statements are reasonable, we can give no assurance that the plans, intentions or expectations will be achieved. Listed below and discussed in our annual report on Form 10-K for the year ended December 29, 2007 are some important risks, uncertainties and contingencies which could cause our actual results, performances or achievements to be materially different from the forward-looking statements made in this report. These risks, uncertainties and contingencies include, but are not limited to, the following:

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

Management Overview

During the first quarter of fiscal 2008, we recorded earnings per diluted share of $0.86 compared to $0.71 for the same quarter of fiscal 2007. This 21% increase was primarily driven by a 7% increase in operating income and approximately 13 million shares repurchased over the past four fiscal quarters. Despite a continued challenging economic environment, we generated sales growth of 4% through a combination of new stores opened over the last year and a 0.6% comparable store sales increase. This comparable sales increase was driven by a 10.6% comparable sales increase in our commercial business which was partially offset by a 3.0% decline in the DIY, or do-it-yourself, business. The return of a double-digit commercial comparable sales increase reflects our increased focus on this business.  We also continue to generate significant operating cash flow to allow us to invest in strategic initiatives and return capital to shareholders through cash dividends and share repurchases.

Although we experienced favorable financial results for the first quarter, we remain cautiously optimistic about results for the remainder of 2008 given the current economic instability as a result of the continued increase in fuel prices. Furthermore, we are still in the early stages of implementing certain strategies as discussed below and are committed to making the necessary investments for the long-term success of the Company.

Turnaround Strategy

As previously disclosed, certain initiatives were introduced during 2007 as the Company embarked on a concentrated effort to drive changes in its business in response to diminished sales and earnings growth throughout 2006 and 2007. Our new CEO and President, who was appointed in January 2008, had been involved with management on the completion of certain strategic studies during 2007 as a member of our Board of Directors.  In addition to the CEO, other new management leaders were added in 2008 to work with existing leaders on executing the turnaround plan. The turnaround plan is focused on the following four key turnaround strategies:

➢  Commercial Acceleration

➢  DIY Transformation

➢  Availability Excellence

➢  Superior Experience

Each of these strategies is aligned with the areas of responsibility of an executive officer or combination of executive officers.

Commercial Acceleration – We have reorganized the Company to have a fully dedicated commercial team with representation from all functional areas. This team will oversee the initiatives specifically designed for growth in our commercial business (previously referred to as DIFM business) in light of the favorable market dynamics. Certain initiatives had already begun in 2007, including enhanced parts availability, improved store staffing and redesign of incentive structures. We believe our parts availability initiative has already begun to yield results as evidenced by the positive commercial sales results experienced during the first quarter. We have also recently announced the addition of key product brands which are highly respected by our commercial customers. Additional strategies are in the process of being developed in 2008, including a heightened focus on parts knowledge by our store team members, enhanced customer relationships and the development of metrics and overall reporting.

DIY Transformation – DIY Transformation complements the Commercial Acceleration and consists of reinvigorating the DIY business from the complete assessment of the sales floor to better understand the customer. The DIY industry has become an increasingly difficult environment in which to operate because it is growing at approximately 1% per year with a small number of retailers making up the majority of the market. This is evident by the decreasing store traffic and the resulting decline in comparative sales trends over the past several years.

Certain initiatives will benefit both the commercial and DIY strategies. For example, the parts availability initiative, including the introduction of new product brands, and increased parts knowledge are also expected to benefit the DIY business based on feedback received back from customer surveys. Other initiatives will be focused solely on the DIY business, some of which began in 2007. We terminated the Advance TV network and have reallocated resources to more effective advertising, including a more focused effort on marketing to Hispanic customers and the introduction of a new brand in February 2008, “Keep the wheels turning.” Lastly, we will remain focused on our store team members and customers by developing engagement and satisfaction metrics to ensure we have proper alignment between our team members and the customer service they are expected to provide.

Availability Excellence – Availability excellence represents our commitment to enhance the availability of parts in our stores to better serve our commercial and DIY customers. This strategy incorporates our supply chain and logistics network capabilities, space management and increased leverage of our e-commerce platform. Certain of these changes began in 2007 as we started adding incremental parts availability partially funded by the removal of slower moving inventory on the sales floor. We will utilize additional key metrics for measuring our inventory productivity, including sales per square foot and gross margin return on inventory (GMROI).

Superior Experience – Superior experience is centered around our store operations and customer service. The leaders of this area will be re-engineering the store experience and overall operation of the store as well as better understanding what the customer ultimately wants. Key initiatives within this strategy include:

▪	Development and rollout of customer satisfaction and team member engagement surveys;
▪	Examination of all standard operating procedures;
▪	Improved team member recruitment, training and retention; and
▪	Enhancement of our labor management system.

Stock Repurchase Program

During the first quarter 2008, we repurchased 4.6 million shares of common stock for $155 million under our $500 million stock repurchase program. Subsequent to the end of the first quarter, our Board of Directors authorized a new stock repurchase program of up to $250 million of our common stock plus related expenses. The program, which became effective May 15, 2008, replaced the remaining $105 million portion of the previous $500 million stock repurchase program. For further discussion of this program see the Liquidity section of this management’s discussion and analysis.

Consolidated Operating Results and Key Metrics

The following table highlights certain consolidated operating results and key metrics for the sixteen weeks ended April 19, 2008, and April 21, 2007. We will use these key metrics to measure the financial progress of our turnaround strategies.

	Q1 2008	Q4 2007	Q3 2007	Q2 2007	Q1 2007	FY 2007	FY 2006
Operating Results:
Total net sales (in 000s)	$1,526,132	$1,048,382	$1,158,043	$1,169,859	$1,468,120	$4,844,404	$4,616,503
Total commercial net sales (in 000s)	$438,672	$288,104	$314,052	$305,153	$383,293	$1,290,602	$1,155,953
Comparable store net sales growth (1)	0.6%	(0.3%)	1.0%	1.2%	0.7%	0.7%	1.6%
DIY comparable store net sales growth (1)	(3.0%)	(3.2%)	(1.2%)	(0.2%)	(0.5%)	(1.1%)	(0.8%)
Commercial comparable store net sales growth (1)	10.6%	8.1%	7.5%	5.4%	4.2%	6.2%	10.7%
Gross profit	48.7%	47.1%	47.9%	48.1%	48.3%	47.9%	47.7%
Selling, general & administrative expenses (SG&A)	39.3%	41.0%	39.3%	38.0%	39.1%	39.3%	39.0%
Operating margin	9.5%	6.1%	8.7%	10.1%	9.2%	8.6%	8.7%

Key Statistics and Metrics:
Number of stores, end of period	3,291	3,261	3,228	3,187	3,150	3,261	3,082
Total store square footage, end of period (in 000s)	24,212	23,982	23,771	23,480	23,204	23,982	22,753
Total team members, end of period	45,174	44,141	45,476	45,505	44,969	44,141	44,421
Average net sales per store (in 000s)(2)	$1,522	$1,527	$1,538	$1,544	$1,544	$1,527	$1,551
Average net sales per square foot (2)(3)	$207	$207	$209	$209	$209	$207	$210
Operating income per team member (in 000s)(2)(4)	$9.5	$9.4	$9.2	$9.4	$9.3	$9.4	$9.3
SG&A expenses per store (in 000s) (2)	$599	$601	$604	$605	$603	$601	$604
Gross margin return on inventory (2)(5)	$3.52	$3.39	$3.47	$3.55	$3.54	$3.39	$3.38

Note:  These metrics should be reviewed along with the footnotes to the table setting forth our selected store data in Item 6. "Selected Consolidated Financial Data" in our annual report on Form 10-K for the fiscal year ended December 29, 2007, which was filed with the SEC on February 27, 2008, except for additional footnotes below. The footnotes contain descriptions regarding the calculation of these metrics.

(1)	Beginning in fiscal 2008, the Company includes in its comparable store sales the net sales from Offshore and AI stores. The comparable periods have been adjusted accordingly.
(2)	These financial metrics presented for each quarter are calculated on an annual basis and accordingly reflect the last four fiscal quarters completed.
(3)
Average net sales per square foot is calculated as net sales divided by an average of beginning and ending store square footage. The ending square footage for each of the comparable periods in 2006 is as follows: Q1 – 21,625,000; Q2 – 21,940,000; Q3 – 22,284,000; and Q4 – 22,753,000.

(4)
Operating income per team member is calculated as operating income divided by an average of beginning and ending number of team members. The ending number of team members for each of the comparable periods in 2006 is as follows: Q1 – 43,524; Q2 – 44,115; Q3 – 44,910; and Q4 – 44,421.

(5)	Gross margin return on inventory is calculated as gross margin divided by an average of beginning and ending inventory, net of accounts payable and financed vendor accounts payable.

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

AAP Segment

At April 19, 2008, we operated 3,179 stores within the United States, Puerto Rico and the Virgin Islands. We operated 3,149 stores throughout 40 states in the Northeastern, Southeastern and Midwestern regions of the United States. These stores operated under the “Advance Auto Parts” trade name except for certain stores in the state of Florida, which operated under the “Advance Discount Auto Parts” trade name. These stores offer a broad selection of brand name and proprietary automotive replacement parts, accessories and maintenance items for domestic and imported cars and light trucks. In addition, we operated 30 stores under the “Western Auto” and “Advance Auto Parts” trade names, located in Puerto Rico and the Virgin Islands, or Offshore.

The following table sets forth information about our stores during the sixteen weeks ended April 19, 2008, including the number of new, closed and relocated stores and stores with commercial programs that deliver products to our commercial customers’ place of business. We lease approximately 81% of our stores.
Sixteen Weeks Ended April 19, 2008
Number of stores at beginning of period	3,153
New stores	30
Closed stores	(4)
Number of stores, end of period	3,179
Relocated stores	3
Stores with commercial programs	2,614

AI Segment

At April 19, 2008, we operated 112 stores throughout New England and New York. These stores operated under the “Autopart International” trade name. These stores offer a broad selection of brand name and proprietary automotive replacement parts, accessories and maintenance items for domestic and imported cars and light trucks, with a greater focus on imported parts. AI primarily serves the commercial market from its retail locations and additionally through a wholesale distribution network.

The following table sets forth information about our stores, including the number of new and closed stores, during the sixteen weeks ended April 19, 2008.

Sixteen Weeks Ended April 19, 2008
Number of stores at beginning of period	108
New stores	4
Closed stores	-
Number of stores, end of period	112
Stores with commercial programs	112

As previously disclosed in our Form 10-K, we anticipate that we will add a total of approximately 115 new AAP and AI stores during 2008 primarily through new store openings.

Critical Accounting Policies

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Our discussion and analysis of the financial condition and results of operations are based on these financial statements. The preparation of these financial statements requires the application of accounting policies in addition to certain estimates and judgments by our management. Our estimates and judgments are based on currently available information, historical results and other assumptions we believe are reasonable. Actual results could differ from these estimates. During the sixteen weeks ended April 19, 2008, we consistently applied the critical accounting policies discussed in our annual report on Form 10-K for the year ended December 29, 2007. For a complete discussion regarding these critical accounting policies, refer to this annual report on Form 10-K.

Components of Statement of Operations

Net Sales

Net sales consist primarily of comparable store sales and new store net sales. We calculate comparable store sales based on the change in net sales starting once a store has been open for 13 complete accounting periods. We include relocations in comparable store sales from the original date of opening. Beginning in 2008, we also include in comparable store sales the net sales from the Offshore and AI stores. The comparable periods have been adjusted accordingly.

Cost of Sales

Our cost of sales consists of merchandise costs, net of incentives under vendor programs, inventory shrinkage, defective and warranty costs, and warehouse and distribution expenses. Gross profit as a percentage of net sales may be affected by variations in our product mix, price changes in response to competitive factors and fluctuations in merchandise costs, vendor programs, inventory shrinkage, defective and warranty costs and warehouse and distribution costs. We seek to avoid fluctuation in merchandise costs and instability of supply by entering into long-term purchase agreements, without minimum purchase volume requirements, with vendors when we believe it is advantageous. Our gross profit may not be comparable to those of our competitors due to differences in industry practice regarding the classification of certain costs. See Note 1 in our condensed consolidated financial statements for additional discussion of these costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of store payroll, store occupancy (including rent and depreciation), advertising expenses, other store expenses and general and administrative expenses, including salaries and related benefits of store support center team members, share-based compensation expense, store support center administrative office expenses, data processing, professional expenses and other related expenses.

Results of Operations

The following table sets forth certain of our operating data expressed as a percentage of net sales for the periods indicated.

	Sixteen Week Periods Ended
	(unaudited)
	April 19,	April 21,
	2008	2007
Net sales	100.0%	100.0%
Cost of sales, including purchasing and
warehousing costs	51.3	51.7
Gross profit	48.7	48.3
Selling, general and administrative expenses	39.3	39.1
Operating income	9.5	9.2
Interest expense	(0.8)	(0.8)
Other income, net	0.0	0.0
Provision for income taxes	3.3	3.2
Net income	5.4%	5.2%

Sixteen Weeks Ended April 19, 2008 Compared to Sixteen Weeks Ended April 21, 2007

Net sales for the sixteen weeks ended April 19, 2008 were $1,526.1 million, an increase of $58.0 million, or 4.0%, as compared to net sales for the sixteen weeks ended April 21, 2007. The net sales increase was due to an increase in comparable store sales of 0.6% and contributions from the 141 net new AAP and AI stores opened within the last year. AAP produced sales of $1,481.1 million, an increase of $48.9 million, or 3.4%. AAP’s sales increase was primarily driven by a 0.3% comparable store sales increase and sales from the 124 net new stores opened within the last year. The AAP comparable store sales increase was driven by (i) an increase in average ticket sales and customer traffic in our commercial business and (ii) an increase in average ticket sales by our DIY customers offset by a decrease in DIY customer count. AI produced sales of $45.1 million, an increase of $9.1 million, or 25.2%. AI’s sales increase was primarily driven by a 14.2% comparable store sales increase and sales from 17 stores opened within the last year.

Gross profit for the sixteen weeks ended April 19, 2008 was $743.5 million, or 48.7% of net sales, as compared to $709.4 million, or 48.3% of net sales, for the sixteen weeks ended April 21, 2007, an increase of 39 basis points. The increase in gross profit as a percentage of net sales is driven by lower supply chain and logistics costs combined with more effective pricing.

Selling, general and administrative expenses increased to $599.2 million, or 39.3% of net sales, for the sixteen weeks ended April 19, 2008, from $574.7 million, or 39.1% of net sales, for the sixteen weeks ended April 21, 2007, an increase of 11 basis points. The increase in selling, general and administrative expenses as a percentage of sales was driven by the increase in certain fixed expenses due to modest comparable store sales and increased incentive compensation reflective of the positive financial results for the quarter. These increases were partially offset by savings achieved from the cost reduction initiatives that occurred in fiscal 2007.

Operating income for the sixteen weeks ended April 19, 2008 was $144.3 million, or 9.5% of net sales, as compared to $134.7 million, or 9.2% of net sales, for the sixteen weeks ended April 21, 2007, an increase of 7.1%. This increase in operating income, as a percentage of net sales, was reflective of an increase in gross profit partially offset by slightly higher selling, general and administrative expenses as previously discussed. AAP produced operating income of $144.6 million, or 9.8% of net sales, for the sixteen weeks ended April 19, 2008 as compared to $136.4 million, or 9.5% of net sales, for the sixteen weeks ended April 21, 2007. AI generated an operating loss of $0.3 million for the sixteen weeks ended April 19, 2008 as compared to an operating loss of $1.7 million for the same period last year. Operating income increased primarily due to AI’s positive sales results during the quarter and resulting leverage of payroll.

Interest expense for the sixteen weeks ended April 19, 2008 was $12.3 million, or 0.8% of net sales, as compared to $11.3 million, or 0.8% of net sales, for the sixteen weeks ended April 21, 2007. The increase in interest expense is a result of higher average outstanding borrowings offset by lower average borrowing rates during the sixteen weeks ended April 19, 2008 compared to the same period ended April 21, 2007.

Income tax expense for the sixteen weeks ended April 19, 2008 was $49.9 million, as compared to $47.7 million for the sixteen weeks ended April 21, 2007. Our effective income tax rate was 37.8% for the sixteen weeks ended April 19, 2008 compared to 38.5% for the same period ended April 21, 2007.

We generated net income of $82.1 million, or $0.86 per diluted share, for the sixteen weeks ended April 19, 2008, as compared to $76.1 million, or $0.71 per diluted share, for the sixteen weeks ended April 21, 2007. As a percentage of net sales, net income for the sixteen weeks ended April 19, 2008 was 5.4%, as compared to 5.2% for the sixteen weeks ended April 21, 2007.

Liquidity and Capital Resources

Our primary cash requirements include the purchase of inventory, capital expenditures, payment of quarterly cash dividends and contractual obligations. In addition, we have used available funds to repurchase shares of common stock under our stock repurchase program and to repay borrowings under our credit facility. We have funded these requirements primarily through cash generated from operations supplemented by borrowings under our credit facilities as needed. We believe funds generated from our expected results of operations, available cash and cash equivalents and available borrowings under our term loan and revolving credit facilities will be sufficient to fund our primary obligations for the next year.

At April 19, 2008, our cash and cash equivalents balance was $19.1 million, an increase of $4.5 million compared to December 29, 2007. This increase resulted from an increase in cash flow from operations and decreased investment in property and equipment, partially offset by the return of capital to our shareholders through the payment of dividends and repurchase of common stock during the sixteen weeks ended April 19, 2008. At April 19, 2008, our outstanding indebtedness was $48.8 million higher when compared to December 29, 2007 and consisted of borrowings of $350.0 million under our revolving credit facility, $200.0 million under our term loan, and $4.5 million outstanding on an economic development note. Additionally, we had $74.7 million in letters of credit outstanding, which reduced our total availability under the revolving credit facility to $325.3 million.

During the sixteen weeks ended April 19, 2008, we paid $11.7 million in quarterly cash dividends. Subsequent to April 19, 2008, our Board of Directors declared a quarterly dividend of $0.06 per share to be paid on July 3, 2008 to all common stockholders of record as of June 20, 2008.

Capital Expenditures

Our primary capital requirements have been the funding of our continued store expansion program, including new store openings and store acquisitions, store relocations and remodels, maintenance of existing stores, the construction and upgrading of distribution centers, the development of proprietary information systems and purchased information systems and our acquisitions. Our capital expenditures were $58.9 million for the sixteen weeks ended April 19, 2008. During the sixteen weeks ended April 19, 2008, we opened 30 AAP and four AI stores and relocated three AAP stores.

Our future capital requirements will depend in large part on the number of and timing for new stores we open or acquire within a given year and the number of stores we remodel. As previously disclosed in our Form 10-K, we anticipate adding 100 new AAP and 15 AI stores, relocating 10 to 20 AAP stores and spending $170 million to $190.0 million on capital expenditures in fiscal 2008. We do not plan to remodel any stores in fiscal 2008. We also plan to make continued investments in the maintenance of our existing stores and logistics network as well as investing in new information systems to support our turnaround strategies, including our parts availability initiative.

Vendor Financing Program

Historically, we have negotiated extended payment terms from suppliers that help finance inventory growth, and we believe that we will be able to continue financing much of our inventory growth through such extended payment terms. We have a short-term financing program with a bank for certain merchandise purchases. In substance, the program allows us to borrow money from the bank to finance purchases from our vendors. This program allows us to reduce further our working capital invested in current inventory levels and finance future inventory growth. Our revolving credit facility does not restrict availability under this program. At April 19, 2008, $146.9 million was payable to the bank by us under this program.

Stock Repurchase Program

During the sixteen weeks ended April 19, 2008, we repurchased 4.6 million shares of common stock at an aggregate cost of $155.3 million, or an average price of $34.04 per share. Additionally, we settled $3.0 million on shares repurchased prior to the end of fiscal 2007. These shares were repurchased in accordance with our $500 million stock repurchase program authorized by our Board of Directors in 2007. The program allows us to repurchase our common stock on the open market or in privately negotiated transactions from time to time in accordance with the requirements of the Securities and Exchange Commission.

Subsequent to April 19, 2008, our Board of Directors authorized a new $250 million stock repurchase program. The new program cancelled and replaced the remaining $105 million portion of our previous $500 million stock repurchase program.

Analysis of Cash Flows

An analysis of our cash flows for the sixteen-week period ended April 19, 2008 as compared to the sixteen- week period ended April 21, 2007 is included below.

	Sixteen Week Periods Ended
	April 19, 2008	April 21, 2007
	(in millions)

Cash flows from operating activities	$213.6	$186.9
Cash flows from investing activities	(56.5)	(72.4)
Cash flows from financing activities	(152.6)	(108.6)
Net increase in cash and
cash equivalents	$4.5	$5.9

Operating Activities

For the sixteen weeks ended April 19, 2008, net cash provided by operating activities increased $26.7 million to $213.6 million, as compared to the sixteen weeks ended April 21, 2007. This increase in operating cash was driven primarily by:

•	an increase in net income of $6.0 million during the sixteen weeks ended April 19, 2008 as compared to the comparable period in 2007; and

•	a $12.9 million decrease in prepaid and other assets, primarily the timing in payment of certain prepaid operating expenses.

Investing Activities

For the sixteen weeks ended April 19, 2008, net cash used in investing activities decreased by $16.0 million to $56.5 million, as compared to the sixteen weeks ended April 21, 2007. Significant components of this decrease consisted of:

•	a decrease in capital expenditures of $17.1 million resulting primarily from a reduction in store development as well as the timing associated with the construction of a new distribution center;
•	an increase in proceeds on the sale of property and equipment and assets held for sale of $3.9 million; and
•	a decrease of $3.3 million of insurance proceeds received during the prior year.

Financing Activities

For the sixteen weeks ended April 19, 2008, net cash used in financing activities increased by $44.1 million to $152.6 million, as compared to the sixteen weeks ended April 21, 2007.

Cash flows from financing activities increased as result of:

•	an increase in net borrowings under our term loan and credit facilities of $122.0 million used primarily to fund stock repurchases.

Cash flows from financing activities decreased as result of:

•	an additional $158.3 million of common stock repurchases under our stock repurchase program; and
•	a decrease of $8.3 million from the issuance of common stock, primarily resulting from the decrease in exercise of stock options.

Off-Balance-Sheet Arrangements

As of April 19, 2008, we had no off-balance-sheet arrangements as defined in Regulation S-K Item 303 of the SEC regulations. We include other off-balance-sheet arrangements in our contractual obligation table including operating lease payments, interest payments on our credit facility and letters of credit outstanding.

Contractual Obligations

As of April 19, 2008, our outstanding contractual obligations remained consistent with those as of December 29, 2007. For information regarding our contractual obligations see “Contractual Obligations” in the Company’s Annual Report on Form 10-K for the year ended December 29, 2007.

Long Term Debt

On December 4, 2007, we entered into a new $200 million unsecured four-year term loan with our subsidiary, Advance Stores Company, Incorporated, or Stores, serving as borrower. Proceeds from this term loan were used to repurchase shares of common stock under our stock repurchase program.  As of December 29, 2007, we had borrowed $50.0 million under the term loan. As of April 19, 2008, we had borrowed the remaining availability under the term loan.

In addition to the term loan, we have a $750 million unsecured five-year revolving credit facility with Stores serving as the borrower. Additionally, the facility provides for the issuance of letters of credit with a sub limit of

$300 million and swingline loans in an amount not to exceed $50 million. We may also request, subject to agreement by one or more lenders, that the total revolving commitment be increased by an amount not exceeding $250 million during the term of the credit agreement. Voluntary prepayments and voluntary reductions of the revolving balance are permitted in whole or in part, at our option, in minimum principal amounts as specified in the revolving credit facility.

As of April 19, 2008, we had outstanding $350.0 million under our revolving credit facility, $200.0 million under our term loan, $4.5 million under an economic development note and $74.7 million in letters of credit outstanding, which reduced availability under the revolving credit facility to $325.3 million. At April 19, 2008, we also have interest rate swaps in place that effectively fix our interest rate exposure on approximately 50% of our bank debt.

The interest rate on the term loan will be based, at our option, on an adjusted LIBOR rate, plus a margin, or an alternate base rate, plus a margin. The current margin is 1.00% and 0.0% per annum for the adjusted LIBOR and alternate base rate borrowings, respectively. We have elected to use the 90-day adjusted LIBOR rate and have the ability and intent to continue to use this rate on our hedged borrowings. A commitment fee will be charged on the unused portion of the term loan, payable in arrears. The current commitment fee rate is 0.200% per annum. Under the terms of the term loan, the interest rate spread and commitment fee will be based on our credit rating. The term loan terminates on October 5, 2011.

The interest rates on borrowings under the revolving credit facility will be based, at our option, on an adjusted LIBOR rate, plus a margin, or an alternate base rate, plus a margin. The current margin is 0.75% and 0.0% per annum for the adjusted LIBOR and alternate base rate borrowings, respectively. We have elected to use the 90-day adjusted LIBOR rate and have the ability and intent to continue to use this rate on its hedged borrowings. A commitment fee will be charged on the unused portion of the revolver, payable in arrears. The current commitment fee rate is 0.150% per annum. Under the terms of the revolving credit facility, the interest rate spread and commitment fee will be based on our credit rating. The revolving facility terminates on October 5, 2011.

The term loan and revolving credit facility are fully and unconditionally guaranteed by Advance Auto Parts, Inc. The debt agreements collectively contain covenants restricting the ability of us and our subsidiaries to, among other things, (1) create, incur or assume additional debt (including hedging arrangements), (2) incur liens or engage in sale-leaseback transactions, (3) make loans and investments, (4) guarantee obligations, (5) engage in certain mergers, acquisitions and asset sales, (6) change the nature of our business and the business conducted by our subsidiaries and (7) change our holding company status. We are required to comply with financial covenants with respect to a maximum leverage ratio and a minimum consolidated coverage ratio. The revolving credit facility also provides for customary events of default, including non-payment defaults, covenant defaults and cross-defaults to our other material indebtedness. We were in compliance with these covenants at April 19, 2008.

Credit Ratings

At April 19, 2008, we had a credit rating from Standard & Poor’s of BB+ and a credit rating of Ba1 from Moody’s Investor Service. The current pricing grid used to determine our borrowing rates under our revolving credit facility is based on such credit ratings. If these credit ratings decline, our interest expense may increase. Conversely, if these credit ratings improve, our interest expense may decrease.

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

New Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” an amendment of SFAS No. 133. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance and cash flows. Entities are required to provide enhanced disclosures about: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the impact, if any, of adopting SFAS No. 161.

Effective December 30, 2007, we adopted FASB Staff Position (“FSP”) No. FIN 39-1, “Amendment of FASB Interpretation No. 39,” or FSP 39-1. FSP 39-1 amends FASB Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts (“FIN 39”), to permit a reporting entity to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement that have been offset in accordance with FIN 39. FSP 39-1 also amends FIN 39 for certain terminology modifications. Upon adoption of FSP 39-1, we did not change our accounting policy of not offsetting fair value amounts recognized for derivative instruments under master netting arrangements. The adoption of FSP 39-1 did not have an impact on our financial position, results of operations or cash flows.

In February 2007, the Financial Accounting Standards Board, or FASB, issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We adopted SFAS No. 159 on December 30, 2007 and elected not to apply fair value on our existing financial assets and liabilities. Therefore, this adoption did not have a material effect on our financial position, results of operations or cash flows.

On December 30, 2007, we adopted the provisions of SFAS No. 157, “Fair Value Measurements” on our financial assts and liabilities. SFAS No. 157 clarifies the definition of fair value, establishes a framework for defining fair value as it relates to other accounting pronouncements that require or permit fair value measurements, and expands the disclosures of fair value measurements. The adoption of SFAS 157 did not have any impact on our financial condition, results of operations or cash flows. We did not apply the provisions of SFAS No. 157 for nonfinancial assets and liabilities except for those recognized or disclosed on a recurring basis (at least annually) as allowed by the issuance of FSP 157-2. We will fully adopt the provisions of SFAS 157 effective during our first quarter of fiscal 2009.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires recognition of the overfunded or underfunded status of defined benefit postretirement plans as an asset or liability in the statement of financial position and to recognize changes in that funded status in comprehensive income in the year in which the changes occur. SFAS No. 158 also requires measurement of the funded status of a plan as of the date of the statement of financial position. We adopted the recognition provisions of SFAS No. 158 on December 30, 2006. We adopted the measurement date provisions of SFAS No. 158 on December 30, 2007. We have elected to apply the alternate transition method under which a 14-month measurement will cover the period from November 1, 2007 through January 3, 2009. The change in the measurement date will not have a material impact on our financial condition, results of operations or cash flows.

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding market risk see “Item 7A. Quantitative and Qualitative Disclosures About Market Risks” in the Company’s Annual Report on Form 10-K for the year ended December 29, 2007. At April 19, 2008, there had not been a material change to the information regarding market risk disclosed in the Company’s Annual Report on Form 10-K for the year ended December 29, 2007.

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

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended April 19, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth the information with respect to repurchases of our common stock for the quarter ended April 19, 2008 (amounts in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs (2)(3)

December 30, 2007, to January 26, 2008	4,563	$34.01	4,563	$105,354
January 27, 2008, to February 23, 2008	-	-	-	105,354
February 24, 2008, to March 22, 2008	-	-	-	105,354
March 23, 2008, to April 19, 2008	-	-	-	105,354

Total	4,563	$34.01	4,563	$105,354

(1)	Average price paid per share excludes related expenses paid on previous repurchases.
(2)
All of the above repurchases were made on the open market at prevailing market rates plus related expenses under our stock repurchase program, which authorized the repurchase of up to $500 million in common stock. Our stock repurchase program was authorized by our Board of Directors and publicly announced on August 8, 2007.

(3)	The maximum dollar value yet to be purchased under our stock repurchase program excludes related expenses paid on previous purchases or anticipated expenses on future purchases.

ITEM 6.	EXHIBITS

3.1	(1)	Restated Certificate of Incorporation of Advance Auto Parts, Inc. ("Advance Auto")(as amended on May 19, 2004).

3.2	(2)	Bylaws of Advance Auto (as amended on February 13, 2008).

10.19		2004 Long-Term Incentive Plan (amended as of April 17, 2008).

31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Filed on May 20, 2004 as an exhibit to Current Report on Form 8-K of Advance Auto.
(2) Filed on February 19, 2008 as an exhibit to Current Report on Form 8-K of Advance Auto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCE AUTO PARTS, INC.

May 29, 2008	By:	/s/ Michael A. Norona
Michael A. Norona Executive Vice President, Chief Financial Officer and Secretary

S-1

EXHIBIT INDEX

Exhibit Number		Exhibit Description

3.1	(1)	Restated Certificate of Incorporation of Advance Auto (as amended on May 19, 2004).

3.2	(2)	Bylaws of Advance Auto (as amended on February 13, 2008).

10.19		2004 Long-Term Incentive Plan (amended as of April 17, 2008).

31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Filed on May 20, 2004 as an exhibit to Current Report on Form 8-K of Advance Auto.
(2) Filed on February 19, 2008 as an exhibit to Current Report on Form 8-K of Advance Auto.