Form 10-Q
period 2008-07-12
ADVANCE AUTO PARTS INC
filed 2008-08-21
CIK 1158449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 12, 2008
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

As of August 18, 2008, the registrant had outstanding 95,659,745 shares of Common Stock, par value $0.0001 per share (the only class of common stock of the registrant outstanding).

i

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
July 12, 2008 and December 29, 2007
(in thousands, except per share data)
(unaudited)

	July 12,	December 29,
Assets	2008	2007

Current assets:
Cash and cash equivalents	$19,459	$14,654
Receivables, net	90,146	84,983
Inventories, net	1,686,443	1,529,469
Other current assets	41,685	53,719
Total current assets	1,837,733	1,682,825
Property and equipment, net of accumulated depreciation of
$793,102 and $753,024	1,058,273	1,047,944
Assets held for sale	3,654	3,274
Goodwill	34,603	33,718
Intangible assets, net	28,185	26,844
Other assets, net	11,532	10,961
	$2,973,980	$2,805,566
Liabilities and Stockholders' Equity
Current liabilities:
Bank overdrafts	$-	$30,000
Current portion of long-term debt	675	610
Financed vendor accounts payable	153,342	153,549
Accounts payable	884,946	688,970
Accrued expenses	339,142	301,414
Other current liabilities	52,367	51,385
Total current liabilities	1,430,472	1,225,928
Long-term debt	452,266	505,062
Other long-term liabilities	52,643	50,781
Commitments and contingencies
Stockholders' equity:
Preferred stock, nonvoting, $0.0001 par value,
10,000 shares authorized; no shares issued or outstanding	-	-
Common stock, voting, $0.0001 par value, 200,000
shares authorized; 102,143 shares issued and 95,366 outstanding
in 2008 and 101,072 shares issued and 99,060 outstanding in 2007	10	10
Additional paid-in capital	307,014	274,659
Treasury stock, at cost, 6,777 and 2,012 shares	(237,491)	(74,644)
Accumulated other comprehensive loss	(1,437)	(701)
Retained earnings	970,503	824,471
Total stockholders' equity	1,038,599	1,023,795
	$2,973,980	$2,805,566

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
For the Twelve and Twenty-Eight Week Periods Ended
July 12, 2008 and July 14, 2007
(in thousands, except per share data)
(unaudited)

	Twelve Week Periods Ended		Twenty-Eight Week Periods Ended
	July 12,	July 14,	July 12,	July 14,
	2008	2007	2008	2007

Net sales	$1,235,783	$1,169,859	$2,761,915	$2,637,979
Cost of sales, including purchasing and warehousing costs	634,945	606,998	1,417,626	1,365,715
Gross profit	600,838	562,861	1,344,289	1,272,264
Selling, general and administrative expenses	472,879	445,051	1,072,052	1,019,761
Operating income	127,959	117,810	272,237	252,503
Other, net:
Interest expense	(7,250)	(7,392)	(19,575)	(18,666)
Other (expense) income, net	(92)	508	(64)	850
Total other, net	(7,342)	(6,884)	(19,639)	(17,816)
Income before provision for income taxes	120,617	110,926	252,598	234,687
Provision for income taxes	45,231	42,502	95,126	90,162
Net income	$75,386	$68,424	$157,472	$144,525

Basic earnings per share	$0.79	$0.64	$1.66	$1.36

Diluted earnings per share	$0.79	$0.64	$1.65	$1.35

Average common shares outstanding	95,008	106,486	94,996	106,034
Dilutive effect of share-based compensation	762	984	723	965
Average common shares outstanding - assuming dilution	95,770	107,470	95,719	106,999

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the Twenty-Eight Week Periods Ended
July 12, 2008 and July 14, 2007
(in thousands)
(unaudited)

	Twenty-Eight Week Periods Ended
	July 12,	July 14,
	2008	2007
Cash flows from operating activities:
Net income	$157,472	$144,525
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	78,692	79,436
Amortization of deferred debt issuance costs	191	120
Share-based compensation	10,007	10,412
Loss on disposal of property and equipment, net	610	3,990
Benefit for deferred income taxes	(1,827)	(13,385)
Excess tax benefit from share-based compensation	(4,629)	(10,618)
Net (increase) decrease in:
Receivables, net	(4,886)	3,101
Inventories, net	(156,528)	(97,167)
Other assets	11,490	(626)
Net increase in:
Accounts payable	195,976	84,976
Accrued expenses	56,504	69,978
Other liabilities	6,952	5,242
Net cash provided by operating activities	350,024	279,984
Cash flows from investing activities:
Purchases of property and equipment	(105,983)	(115,652)
Insurance proceeds related to damaged property	-	3,251
Proceeds from sales of property and equipment	4,146	1,150
Other	(3,413)	-
Net cash used in investing activities	(105,250)	(111,251)
Cash flows from financing activities:
Decrease in bank overdrafts	(30,000)	(18,435)
(Decrease) increase in financed vendor accounts payable	(207)	27,152
Dividends paid	(17,397)	(19,093)
Borrowings under credit facilities	239,700	136,800
Payments on credit facilities	(292,100)	(263,600)
Proceeds from the issuance of common stock, primarily exercise
of stock options	18,166	32,599
Excess tax benefit from share-based compensation	4,629	10,618
Repurchase of common stock	(162,429)	(3,426)
Other	(331)	171
Net cash used in financing activities	(239,969)	(97,214)
Net increase in cash and cash equivalents	4,805	71,519
Cash and cash equivalents, beginning of period	14,654	11,128
Cash and cash equivalents, end of period	$19,459	$82,647

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows - (Continued)
For the Twenty-Eight Week Periods Ended
July 12, 2008 and July 14, 2007
(in thousands)
(unaudited)

	Twenty-Eight Week Periods Ended
	July 12,	July 14,
	2008	2007

Supplemental cash flow information:
Interest paid	$19,041	$18,164
Income tax payments, net	74,826	74,431
Non-cash transactions:
Accrued purchases of property and equipment	19,075	19,183
Repurchases of common stock not settled	3,377	472
Changes in other comprehensive (loss) income	(736)	1,963
Adoption of FIN No. 48, net of tax	-	2,275

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Twenty-Eight Week Periods Ended July 12, 2008 and July 14, 2007
(in thousands, except per share data)
(unaudited)

1.	Basis of Presentation:

The accompanying condensed consolidated financial statements include the accounts of Advance Auto Parts, Inc. and its wholly owned subsidiaries, or the Company. All significant intercompany balances and transactions have been eliminated in consolidation.

The condensed consolidated balance sheets as of July 12, 2008 and December 29, 2007, the condensed consolidated statements of operations for the twelve and twenty-eight week periods ended July 12, 2008 and July 14, 2007, and the condensed consolidated statements of cash flows for the twenty-eight week periods ended July 12, 2008 and July 14, 2007, have been prepared by the Company. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial position of the Company, the results of its operations and cash flows have been made.

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

Vendor Incentives

The Company receives incentives in the form of reductions to amounts owed to and/or payments from vendors related to cooperative advertising allowances, volume rebates and other promotional considerations. The Company accounts for vendor incentives in accordance with Emerging Issues Task Force, or EITF, No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.” Many of the incentives are under long-term agreements (terms in excess of one year), while others are negotiated on an annual basis. Cooperative advertising allowances and volume rebates are earned based on inventory purchases and initially recorded as a reduction to inventory. The deferred amounts are included as a reduction to cost of sales as the inventory is sold since these payments do not represent reimbursements for specific, incremental and identifiable costs. Total deferred vendor incentives in inventory was $47,238 and $39,118 at July 12, 2008 and December 29, 2007, respectively.

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
For the Twelve and Twenty-Eight Week Periods Ended July 12, 2008 and July 14, 2007
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

	July 12, 2008	December 29, 2007
	(28 weeks ended)	(52 weeks ended)

Warranty reserve, beginning of period	$17,757	$13,069
Reserves established	24,958	24,722
Reserves utilized and other adjustments, net	(18,111)	(20,034)

Warranty reserve, end of period	$24,604	$17,757

Sales Returns and Allowances

The Company’s accounting policy for sales returns and allowances consists of establishing reserves for estimated returns at the time of sale. The Company anticipates returns based on current sales levels and the Company’s historical return experience on a specific product basis. The Company’s reserve for sales returns and allowances was not significant at July 12, 2008 and December 29, 2007.

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

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Twenty-Eight Week Periods Ended July 12, 2008 and July 14, 2007
(in thousands, except per share data)
(unaudited)

Hedge Activities

The Company utilizes interest rate swaps to limit its cash flow risk on its variable rate debt. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the fair value of the Company’s outstanding hedges is recorded as an asset or liability in the accompanying condensed consolidated balance sheets at July 12, 2008 and December 29, 2007, respectively. The Company uses the 90-day, adjusted LIBOR interest rate and has the intent and ability to continue to use this rate on its hedged borrowings. Accordingly, the Company does not recognize any ineffectiveness on the swaps as allowed under Derivative Implementation Group Issue No. G7, “Cash Flow Hedges: Measuring the Ineffectiveness of a Cash Flow Hedge under Paragraph 30(b) When the Shortcut Method Is Not Applied” and has recorded all adjustments to the fair value of the hedge instruments in accumulated other comprehensive income through the maturity date of the applicable hedge arrangements.

The fair value at July 12, 2008 and December 29, 2007 was an unrecognized loss of $8,533 and $7,645, respectively. Any amounts received or paid under these hedges will be recorded in the statement of operations as the forecasted transaction occurs.

Based on the estimated current and future fair values of the hedge arrangements at July 12, 2008, the Company estimates amounts currently included in accumulated other comprehensive income that will be reclassified to earnings in the next 12 months will consist of a loss of $4,764 associated with the interest rate swaps.

Financed Vendor Accounts Payable

The Company is party to a short-term financing program with a bank allowing it to extend its payment terms on certain merchandise purchases. The substance of the program is for the Company to borrow money from the bank to finance purchases from vendors. The Company records any discount given by the vendor to the value of its inventory and accretes this discount to the resulting short-term payable to the bank through interest expense over the extended term. At July 12, 2008 and December 29, 2007, $153,342 and $153,549, respectively, was payable to the bank by the Company under this program and is included in the accompanying condensed consolidated balance sheets as Financed vendor accounts payable.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Twenty-Eight Week Periods Ended July 12, 2008 and July 14, 2007
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

New Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position, or FSP, EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, “Earnings per Share.” Under the guidance of FSP EITF 03-6-1, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings-per-share pursuant to the two-class method.  FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and all prior-period earnings per share data presented shall be adjusted retrospectively.  Early application is not permitted. The Company is currently evaluating the impact, if any, of adopting FSP EITF 03-6-1.

In June 2008 the FASB Issued EITF No. 08-3, “Accounting by Lessees for Nonrefundable Maintenance Deposits.” EITF 08-3 requires that nonrefundable maintenance deposits paid by a lessee under an arrangement accounted for as a lease be accounted for as a deposit asset until the underlying maintenance is performed. When the underlying maintenance is performed, the deposit may be expensed or capitalized in accordance with the lessee’s maintenance accounting policy. Upon adoption entities must recognize the effect of the change as a change in accounting principle. EITF 08-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of EITF 08-3 to have a material impact on its financial condition, results of operations or cash flows.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Twenty-Eight Week Periods Ended July 12, 2008 and July 14, 2007
(in thousands, except per share data)
(unaudited)

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets,” which amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets.” The FSP requires an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset, and is an attempt to improve consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141, “Business Combinations.” The FSP is effective for fiscal years beginning after December 15, 2008, and the guidance for determining the useful life of a recognized intangible asset must be applied prospectively to intangible assets acquired after the effective date. The FSP is not expected to have a material impact on the Company’s financial condition, results of operations or cash flow.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of SFAS No. 133.” SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance and cash flows. Entities are required to provide enhanced disclosures about: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not expect the adoption of SFAS No. 161 to have a material impact on its financial condition, results of operations or cash flows.

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

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Twenty-Eight Week Periods Ended July 12, 2008 and July 14, 2007
(in thousands, except per share data)
(unaudited)

Effective December 30, 2007, the Company adopted the provisions of SFAS No. 157, “Fair Value Measurements” on its financial assets and liabilities. SFAS No. 157 clarifies the definition of fair value, establishes a framework for defining fair value as it relates to other accounting pronouncements that require or permit fair value measurements, and expands the disclosures of fair value measurements. The adoption of SFAS 157 did not have any impact on the Company’s financial condition, results of operations or cash flows. The Company did not apply the provisions of SFAS No. 157 for its nonfinancial assets and liabilities except for those recognized or disclosed on a recurring basis (at least annually) as allowed by the issuance of FSP 157-2. The Company will fully adopt the provisions of SFAS 157 effective during its first quarter of fiscal 2009.

Effective December 30, 2007, the Company adopted the provisions of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The Company elected not to apply fair value on its existing financial assets and liabilities upon adoption. Therefore, this adoption did not have a material effect on the Company’s financial position, results of operations or cash flows.

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

2.	Goodwill and Intangible Assets:

The carrying amount and accumulated amortization of acquired intangible assets as of July 12, 2008 and December 29, 2007 include:

	Acquired intangible assets
	Subject to Amortization		Not Subject to Amortization
	Customer		Trademark and	Intangible
	Relationships	Other	Tradenames	Assets, net
Gross carrying amount	$9,800	$885	$20,550	$31,235

Net book value at December 29, 2007	$7,464	$580	$18,800	$26,844
Addition	200	-	1,750	1,950
2008 amortization	(541)	(68)	-	(609)
Net book value at July 12, 2008	$7,123	$512	$20,550	$28,185

During the second quarter of fiscal 2008, the Company acquired certain customer relationships in connection with an acquisition of a small retail chain.

During the first quarter of fiscal 2008, the Company acquired from a Kentucky entity for $1,750 the limited territorial rights the Kentucky entity had in the “Advance Auto Parts” trademark, ownership of certain websites and access to the Louisville, KY market. This improves the Company’s trademark rights, opens a new metropolitan

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Twenty-Eight Week Periods Ended July 12, 2008 and July 14, 2007
(in thousands, except per share data)
(unaudited)

market for the Company and is expected to increase traffic to the Company’s website.

The table below shows the expected amortization expense for the next five years for acquired intangible assets recorded as of July 12, 2008:

2008	$ 592
2009	1,173
2010	1,059
2011	967
2012	967

The changes in the carrying amount of goodwill for the twenty-eight weeks ended July 12, 2008 are as follows:

	AAP Segment	AI Segment	Total

Balance at December 29, 2007	$16,093	$17,625	$33,718
Fiscal 2008 activity	-	885	885
Balance at July 12, 2008	$16,093	$18,510	$34,603

During the second quarter of fiscal 2008, the Company recorded goodwill in connection with an acquisition of a small retail chain.

3.	Receivables, net:

Receivables consist of the following:

	July 12, 2008	December 29, 2007

Trade	$17,741	$14,782
Vendor	75,257	71,403
Other	2,276	2,785
Total receivables	95,274	88,970
Less: Allowance for doubtful accounts	(5,128)	(3,987)
Receivables, net	$90,146	$84,983

4.	Inventories, net:

Inventories are stated at the lower of cost or market, cost being determined using the last-in, first-out ("LIFO") method for approximately 93% of inventories at both July 12, 2008 and December 29, 2007. Under the LIFO method, the Company’s cost of sales reflects the costs of the most currently purchased inventories, while the inventory carrying balance represents the costs relating to prices paid in prior years. The Company’s costs to acquire inventory have been generally decreasing in recent years as a result of the Company’s significant growth. Accordingly, the cost to replace inventory is less than the LIFO balances carried for similar products. As a result of the LIFO method and the ability to obtain lower product costs, the Company recorded reductions to cost of sales of $10,894 and $13,613 for the twenty-eight weeks ended July 12, 2008 and July 14, 2007, respectively.

An actual valuation of inventory under the LIFO method can be made only at the end of each fiscal year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must be based on

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Twenty-Eight Week Periods Ended July 12, 2008 and July 14, 2007
(in thousands, except per share data)
(unaudited)

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

The Company capitalizes certain purchasing and warehousing costs into inventory. Purchasing and warehousing costs included in inventory, at FIFO, at July 12, 2008 and December 29, 2007, were $104,841 and $107,068, respectively. Inventories consist of the following:

	July 12,	December 29,
	2008	2007
Inventories at FIFO, net	$1,581,776	$1,435,697
Adjustments to state inventories at LIFO	104,667	93,772
Inventories at LIFO, net	$1,686,443	$1,529,469

Replacement cost approximated FIFO cost at July 12, 2008, and December 29, 2007.

Inventory quantities are tracked through a perpetual inventory system. The Company uses a cycle counting program in all distribution centers, PDQs, LAWs and retail stores to ensure the accuracy of the perpetual inventory quantities of both merchandise and core inventory.

The Company establishes reserves for estimated shrink based on historical accuracy and effectiveness of the cycle counting program. The Company also establishes reserves for potentially excess and obsolete inventories based on current inventory levels and the historical analysis of product sales and current market conditions. The Company provides reserves when less than full credit is expected from a vendor or when liquidating product will result in retail prices below recorded costs. The Company’s reserves against inventory for these matters were $41,067 and $35,565 at July 12, 2008 and December 29, 2007, respectively.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Twenty-Eight Week Periods Ended July 12, 2008 and July 14, 2007
(in thousands, except per share data)
(unaudited)

5.	Long-term Debt:

Long-term debt consists of the following:

	July 12, 2008	December 29, 2007
Revolving facility at variable interest rates
(3.71% and 5.93% at July 12, 2008 and December 29,
2007, respectively) due October 2011	$248,600	$451,000
Term loan at variable interest rates
(3.67% and 6.19% at July 12, 2008 and December 29,
2007, respectively) due October 2011	200,000	50,000
Other	4,341	4,672
	452,941	505,672
Less: Current portion of long-term debt	(675)	(610)
Long-term debt, excluding current portion	$452,266	$505,062

On December 4, 2007, the Company entered into a new $200,000 unsecured four-year term loan with the Company’s subsidiary, Advance Stores Company, Incorporated, or Stores, serving as borrower. Proceeds from this term loan were used to repurchase shares of the Company's common stock under its stock repurchase program. As of December 29, 2007, the Company had borrowed $50,000 under the term loan. As of July 12, 2008, the Company had borrowed the remaining availability under the term loan.

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

As of July 12, 2008, the Company had $248,600 outstanding under its revolving credit facility and letters of credit outstanding of $73,630, which reduced the availability under the revolving credit facility to $427,770. Additionally, the Company had outstanding $200,000 on a term loan and $4,341 under an economic development note. In addition to the letters of credit, the Company maintains approximately $2,870 in surety bonds issued by its insurance provider primarily to utility providers and the departments of revenue for certain states. These letters of credit and surety bonds generally have a term of one year or less.

The interest rate on the term loan is based, at the Company’s option, on an adjusted LIBOR rate, plus a margin, or an alternate base rate, plus a margin. The current margin is 1.00% and 0.0% per annum for the adjusted LIBOR and alternate base rate borrowings, respectively. The Company has elected to use the 90-day adjusted LIBOR rate and has the ability and intent to continue to use this rate on its hedged borrowings. Under the terms of the term loan, the interest rate spread is based on the Company’s credit rating. The term loan terminates on October 5, 2011.

The interest rate on borrowings under the revolving credit facility is based, at the Company’s option, on an adjusted LIBOR rate, plus a margin, or an alternate base rate, plus a margin. The current margin is 0.75% and 0.0%

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Twenty-Eight Week Periods Ended July 12, 2008 and July 14, 2007
(in thousands, except per share data)
(unaudited)

per annum for the adjusted LIBOR and alternate base rate borrowings, respectively. The Company has elected to use the 90-day adjusted LIBOR rate and has the ability and intent to continue to use this rate on its hedged borrowings. A commitment fee will be charged on the unused portion of the revolver, payable in arrears. The current commitment fee rate is 0.150% per annum. Under the terms of the revolving credit facility, the interest rate spread and commitment fee are based on the Company’s credit rating. The revolving facility terminates on October 5, 2011.

The term loan and revolving credit facility are fully and unconditionally guaranteed by Advance Auto Parts, Inc. The Company’s debt agreements collectively contain covenants restricting the ability of the Company and its subsidiaries to, among other things, (1) create, incur or assume additional debt (including hedging arrangements), (2) incur liens or engage in sale-leaseback transactions, (3) make loans and investments, (4) guarantee obligations, (5) engage in certain mergers, acquisitions and asset sales, (6) change the nature of the Company’s business and the business conducted by its subsidiaries and (7) change the holding company status of the Company. The Company is required to comply with financial covenants with respect to a maximum leverage ratio and a minimum consolidated coverage ratio. The revolving credit facility also provides for customary events of default, including non-payment defaults, covenant defaults and cross-defaults to the Company’s other material indebtedness. The Company was in compliance with these covenants at July 12, 2008.

6.	Stock Repurchase Program:

On May 15, 2008, the Company’s Board of Directors authorized a new $250,000 stock repurchase program. The new program cancelled and replaced the remaining portion of the Company’s previous $500,000 stock repurchase program. The program allows the Company to repurchase its common stock on the open market or in privately negotiated transactions from time to time in accordance with the requirements of the Securities and Exchange Commission.

During the twelve weeks ended July 12, 2008, the Company repurchased 201 shares of common stock at an aggregate cost of $7,498, or an average price of $37.22 per share. As of July 12, 2008, 92 shares remained unsettled at an aggregate cost of $3,377. These shares were repurchased in accordance with the Company’s $250,000 stock repurchase program authorized by its Board of Directors in the second quarter of fiscal 2008. During the twenty-eight weeks ended July 12, 2008, the Company repurchased 4,765 shares of common stock at an aggregate cost of $162,847, or an average price of $34.18 per share, of which 4,564 shares of common stock were repurchased under the previous $500,000 stock repurchase program. Additionally, the Company settled $2,959 on shares repurchased prior to the end of fiscal 2007. As of July 12, 2008, the Company had $242,506 remaining under the current stock repurchase program, excluding related expenses.

7.	Postretirement Plan:

The Company provides certain health and life insurance benefits for eligible retired team members through a postretirement plan, or the Plan. These benefits are subject to deductibles, co-payment provisions and other limitations. The Plan has no assets and is funded on a cash basis as benefits are paid. The Company’s postretirement liability is calculated annually by a third-party actuary. The discount rate utilized at December 29, 2007 was 6.0%, and remained unchanged through the twenty-eight weeks ended July 12, 2008. The Company expects fiscal 2008 plan contributions to completely offset benefits paid, consistent with fiscal 2007.

The components of net periodic postretirement benefit cost for the twelve and twenty-eight weeks ended July 12, 2008, and July 14, 2007 respectively, are as follows:

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Twenty-Eight Week Periods Ended July 12, 2008 and July 14, 2007
(in thousands, except per share data)
(unaudited)

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	July 12,	July 14,	July 12,	July 14,
	2008	2007	2008	2007

Interest cost	$115	$127	$268	$296
Amortization of negative prior service cost	(134)	(134)	(313)	(313)
Amortization of unrecognized net gain	(3)	-	(7)	-
Net periodic postretirement benefit cost	$(22)	$(7)	$(52)	$(17)

8.	Share-Based Compensation Plans:

During the twenty-eight weeks ended July 12, 2008, the Company made a series of share-based award grants to employees, including recently hired executives and its annual grant to employees eligible to receive share-based awards under the Company’s long-term incentive plan. Accordingly, the Company granted 1,438 stock appreciation rights, or SARS, to be settled in the Company’s common stock at a weighted average conversion price of $34.61 per share. Based on the Black-Scholes option pricing model, the weighted average fair value for the SARS awarded was $9.12 per share. Additionally, the Company granted 290 shares of restricted stock, or unvested shares, which had a weighted average fair value grant price of $35.17 per share. This value was determined based on the ending market price of the Company’s common stock on the date of the grant.

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

Beginning in 2008, all new unvested restricted stock awards granted vest over a three-year period in equal annual installments beginning on the first anniversary of the grant date. Prior grants vested at the end of the three-year period following the grant date. During this period, holders of the unvested shares are entitled to dividend and voting rights.

As of July 12, 2008, there was $25,308 of unrecognized compensation expense related to all share-based awards that is expected to be recognized over a weighted average of 2.0 years. Unrecognized compensation expense includes adjustments made for award forfeitures from departing executives and other employees. The Company recognized $10,007 and $10,412 of share-based compensation expense for the twenty-eight weeks ended July 12, 2008 and July 14, 2007, respectively.

9.	Fair Value Measurements:

Our financial assets and liabilities measured at fair value are grouped in three levels. The levels prioritize the inputs used to measure the fair value of the assets or liabilities. These levels are:

•	Level 1 – Quoted prices (unadjusted) in active markets for identical assets or liabilities.
•
Level 2 – Inputs other than quoted prices that are observable for assets and liabilities, either directly or indirectly. These inputs include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are less active.

•	Level 3 – Unobservable inputs for assets or liabilities reflecting the reporting entity’s own assumptions.

The following financial liabilities were measured at fair value on a recurring basis during the twenty-eight

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Twenty-Eight Week Periods Ended July 12, 2008 and July 14, 2007
(in thousands, except per share data)
(unaudited)

weeks ended July 12, 2008:

		Fair Value Measurements at Reporting Date Using
	July 12, 2008	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Interest rate swaps	$8,533	$-	$8,533	$-

The fair value of the Company’s interest rate swaps is mainly based on observable interest rate yield curves for similar instruments.

As of July 12, 2008 and December 29, 2007, the Company also reported additional financial assets and liabilities at their respective carrying amounts which included cash and cash equivalents, receivables, bank overdrafts, accounts payable, financed vendor accounts payable and current portion of long-term debt. The carrying amount approximates fair value because of the short maturity of those instruments. As of July 12, 2008 and December 29, 2007, the fair value of the Company’s long-term debt with a carrying value of $452,266 and $505,062, respectively, was approximately $432,000 and $502,000, respectively, and was based on similar issues available to the Company as of that date.

10.	Comprehensive Income:

The Company includes in comprehensive income the changes in fair value of the Company’s interest rate swaps and changes in net unrecognized other postretirement benefit costs.

Comprehensive income for the twelve and twenty-eight weeks ended July 12, 2008 and July 14, 2007 is as follows:

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	July 12, 2008	July 14, 2007	July 12, 2008	July 14, 2007

Net income	$75,386	$68,424	$157,472	$144,525
Unrealized gain (loss) on hedge
arrangements, net of tax	2,430	2,671	(541)	2,155
Changes in net unrecognized other
postretirement benefit cost, net of tax	(84)	(82)	(195)	(192)
Comprehensive income	$77,732	$71,013	$156,736	$146,488

11.	Segment and Related Information:

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

The AI segment consists solely of the operations of Autopart International, which operates as an

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Twenty-Eight Week Periods Ended July 12, 2008 and July 14, 2007
(in thousands, except per share data)
(unaudited)

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

The following table summarizes financial information for each of the Company's business segments for the twelve and twenty-eight weeks ended July 12, 2008 and July 14, 2007, respectively.

	Twelve Week Periods Ended		Twenty-Eight Week Periods Ended
	July 12,	July 14,	July 12,	July 14,
	2008	2007	2008	2007
Net sales
AAP	$1,195,016	$1,135,986	$2,676,068	$2,568,099
AI	40,767	33,873	85,847	69,880
Total net sales	$1,235,783	$1,169,859	$2,761,915	$2,637,979

Income (loss) before provision (benefit) for income taxes
AAP	$118,278	$109,858	$250,524	$235,289
AI	2,339	1,068	2,074	(602)
Total income (loss) before provision (benefit) for
income taxes	$120,617	$110,926	$252,598	$234,687

Provision (benefit) for income taxes
AAP	$44,270	$41,803	$94,278	$90,414
AI	961	699	848	(252)
Total provision (benefit) for income taxes	$45,231	$42,502	$95,126	$90,162

Segment assets
AAP	$2,816,317	$2,735,565	$2,816,317	$2,735,565
AI	157,663	139,824	157,663	139,824
Total segment assets	$2,973,980	$2,875,389	$2,973,980	$2,875,389

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our consolidated historical results of operations and financial condition should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this report. Our first quarter consists of 16 weeks and our other three quarters consist of 12 weeks each, with the exception of the fourth quarter which will contain 13 weeks due to our 53 week fiscal year in 2008.

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
• increase in fuel costs as it impacts our cost to operate and the consumer’s ability to shop in our stores;
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

Management Overview

We primarily operate within the United States automotive aftermarket industry, which includes replacement parts (excluding tires), accessories, maintenance items, batteries and automotive chemicals for cars and light trucks (pickup trucks, vans, minivans and sport utility vehicles).  We operate in two reportable segments: Advance Auto Parts, or AAP, and Autopart International, or AI.  The AAP segment is comprised of our store operations within the United States, Puerto Rico and Virgin Islands which operate under the trade names “Advance Auto Parts,” “Advance

Discount Auto Parts” and “Western Auto.” For additional information regarding our segments, see Note 11, Segments and Related Information, of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.  The AI segment consists solely of Autopart International, Inc., which operates as independent, wholly-owned subsidiary.  As of July 12, 2008, we operated a total of 3,325 stores.

Second Quarter Highlights

Highlights from our second quarter include:

•
We recorded earnings per diluted share of $0.79 compared to $0.64 for the same quarter of fiscal 2007. This 23% increase was primarily driven by an 8.6% increase in operating income and approximately 13 million shares repurchased over the past four fiscal quarters.

•
We generated sales growth of 5.6% through a combination of new stores opened over the last year and a 2.9% comparable store sales increase. This comparable sales increase was driven by a 13.5% comparable sales increase in our commercial business which was partially offset by a 0.8% decline in the DIY, or do-it-yourself, business.

•	Our operating cash flow increased to $350.0 million for the twenty-eight weeks ended July 12, 2008, an increase of $70.0 million over the comparable period last year.

•
We repurchased 0.2 million shares of common stock for $7.5 million under our $250 million stock repurchase program. During the twenty-eight weeks ended July 12, 2008, we repurchased 4.8 million shares of common stock for $162.8 million, of which 4.6 million shares of common stock were repurchased under our previous $500 million stock repurchase program.

Update on Turnaround Strategies

Our favorable results experienced during the second quarter are in part being driven by progress on our key turnaround strategies and benefits from the economic stimulus checks. We believe our focus on these strategies will enable us to achieve our recently announced goal of $10 billion in sales in the next five years. As disclosed last quarter, our key turnaround strategies are:

➢	Commercial Acceleration
➢	DIY Transformation
➢	Availability Excellence
➢	Superior Experience

Each of the four strategies is at a different stage of progression.

The Commercial Acceleration strategy is the furthest along as evidenced by the 13.5% comparable store sales increase and a total commercial sales increase of 17.2% over our prior year second quarter. We continue to add parts to our stores with commercial programs, including key brands which are highly respected and preferred by our commercial customers. Additional areas of progression include the heightened focus on parts knowledge by our store team members, improved customer relationships and the development of more analytical support of the commercial business. We are also testing other initiatives which will be rolled out on a larger scale that meet the needs of our commercial customers while driving shareholding value.

The DIY Transformation is at an earlier stage of progression. The initial focus of the DIY Transformation strategy is to turnaround our current DIY sales trends and to transform our DIY business over the long-run. Our second quarter DIY comparable sales decrease of 0.8% was a measurable improvement from the previous trend of a 3% decrease for each of the last two fiscal quarters. We believe our DIY results are beginning to benefit from the parts availability initiatives and initial rollout of attachment selling combined with the benefits of the economic stimulus checks. In addition to these initiatives, we are commencing other initiatives, including efforts to identify opportunities to improve scheduling during peak selling hours and to improve bi-lingual staffing.

The Availability Excellence and Superior Experience strategies are intended to provide the capabilities to drive shareholder value through the Commercial Acceleration and DIY Transformation strategies. The Availability Excellence strategy represents our commitment to enhance the availability of parts in our stores to better serve our commercial and DIY customers. This strategy incorporates our supply chain and logistics network capabilities, space management and increased leverage of our e-commerce platform. We are making progress on the parts availability initiative as the merchandising and inventory management teams partner with the commercial and DIY teams to accelerate sales growth. We will continue to measure progress in this strategy, using productivity metrics such as sales per square foot and gross margin return on inventory. Superior Experience is centered around our store operations and customer service. The leaders of this area will be re-engineering the store experience and store operations as well as better understanding what the customer ultimately wants through the measurement of team member engagement and customer satisfaction, which we believe will drive improvement in our results in future quarters.

Although we have experienced favorable financial results for the first and second quarters, we remain cautiously optimistic for the remainder of 2008 given the current economic environment, positive impact of economic stimulus checks during the second quarter and continued high fuel prices. Furthermore, we are still in the early stages of implementing certain strategies as previously discussed and are committed to making the necessary investments for the long-term success of the Company.

Consolidated Operating Results and Key Statistics and Metrics

The following table highlights certain consolidated operating results and key statistics and metrics for the twelve and twenty-eight weeks ended July 12, 2008 and July 14, 2007, respectively, and fiscal years ended December 29, 2007 and December 30, 2006.  We will use these key statistics and metrics to measure the financial progress of our turnaround strategies.

	Twelve Weeks Ended		Twenty-Eight Weeks Ended		Fiscal Years Ended
	July 12,	July 14,	July 12,	July 14,	December 29,	December 30,
	2008	2007	2008	2007	2007	2006
Operating Results:
Total net sales (in 000s)	$1,235,783	$1,169,859	$2,761,915	$2,637,979	$4,844,404	$4,616,503
Total commercial net sales (in 000s)	$357,495	$305,153	$796,167	$688,446	$1,290,602	$1,155,953
Comparable store net sales growth (1)	2.9%	1.2%	1.6%	0.9%	0.7%	1.6%
DIY comparable store net sales growth (1)	(0.8%)	(0.2%)	(2.0%)	(0.3%)	(1.1%)	(0.8%)
Commercial comparable store net sales growth (1)	13.5%	5.4%	11.9%	4.8%	6.2%	10.7%
Gross profit	48.6%	48.1%	48.7%	48.2%	47.9%	47.7%
Selling, general & administrative expenses (SG&A)	38.3%	38.0%	38.8%	38.7%	39.3%	39.0%
Operating margin	10.4%	10.1%	9.9%	9.6%	8.6%	8.7%
Diluted earnings per share	$0.79	$0.64	$1.65	$1.35	$2.28	$2.16

Key Statistics and Metrics:
Number of stores, end of period	3,325	3,187	3,325	3,187	3,261	3,082
Total store square footage, end of period (in 000s)	24,431	23,480	24,431	23,480	23,982	22,753
Total team members, end of period	47,050	45,505	47,050	45,505	44,141	44,421
Average net sales per store (in 000s)(2)	$1,526	$1,544	$1,526	$1,544	$1,527	$1,551
Average net sales per square foot (2)	$207	$209	$207	$209	$207	$210
Operating income per team member (in 000s)(2)(3)	$9.42	$9.35	$9.42	$9.35	$9.40	$9.29
SG&A expenses per store (in 000s) (2)	$601	$605	$601	$605	$601	$604
Gross margin return on inventory (2)(4)	$3.63	$3.55	$3.63	$3.55	$3.39	$3.38

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

(1)
Beginning in fiscal 2008, the Company includes in its comparable store sales the net sales from stores operated in Puerto Rico and Virgin Islands, or Offshore, and AI stores. The comparable periods have been adjusted accordingly.

(2)	These financial metrics presented for each quarter and year-to-date period are calculated on an annual basis and accordingly reflect the last four fiscal quarters completed.
(3)	Operating income per team member is calculated as operating income divided by an average of beginning and ending number of team members.
(4)	Gross margin return on inventory is calculated as gross profit divided by an average of beginning and ending inventory, net of accounts payable and financed vendor accounts payable.

Store Development by Segment

AAP Segment

At July 12, 2008, we operated 3,203 stores within the United States, Puerto Rico and the Virgin Islands. We operated 3,173 stores throughout 40 states in the Northeastern, Southeastern and Midwestern regions of the United States. These stores operated under the “Advance Auto Parts” trade name except for certain stores in the state of Florida, which operated under the “Advance Discount Auto Parts” trade name. These stores offer a broad selection of brand name and proprietary automotive replacement parts, accessories and maintenance items for domestic and imported cars and light trucks. In addition, we operated 30 stores under the “Western Auto” and “Advance Auto Parts” trade names, located Offshore.

The following table sets forth information about our AAP stores during the twelve and twenty-eight weeks ended July 12, 2008, including the number of new, closed and relocated stores and stores with commercial programs that deliver products to our commercial customers’ place of business. We lease approximately 80% of our stores.

	Twelve Weeks Ended July 12, 2008	Twenty-Eight Weeks Ended July 12, 2008
Number of stores at beginning of period	3,179	3,153
New stores	26	56
Closed stores	(2)	(6)
Number of stores, end of period	3,203	3,203
Relocated stores	4	7
Stores with commercial programs	2,659	2,659

AI Segment

At July 12, 2008, we operated 122 stores in the Northeastern region of the United States under the “Autopart International” trade name. These stores offer a broad selection of brand name and proprietary automotive replacement parts, accessories and maintenance items for domestic and imported cars and light trucks, with a greater focus on imported parts. AI primarily serves the commercial market from its retail locations and additionally through a wholesale distribution network.

The following table sets forth information about our AI stores, including the number of new and closed stores, during the twelve and twenty-eight weeks ended July 12, 2008.

	Twelve Weeks Ended July 12, 2008	Twenty-Eight Weeks Ended July 12, 2008
Number of stores at beginning of period	112	108
New stores	10	14
Closed stores	-	-
Number of stores, end of period	122	122
Stores with commercial programs	122	122

As previously disclosed in our Form 10-K, we anticipate that we will add a total of approximately 115 new AAP and AI stores during 2008 primarily through new store openings.

Critical Accounting Policies

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Our discussion and analysis of the financial condition and results of operations are based on these financial statements. The preparation of these financial statements requires the application of accounting policies in addition to certain estimates and judgments by our management. Our estimates and judgments are based on currently available information, historical results and other assumptions we believe are reasonable. Actual results could differ from these estimates. During the twelve and twenty-eight weeks ended July 12, 2008, we consistently applied the critical accounting policies discussed in our annual report on Form 10-K for the year ended December 29, 2007. For a complete discussion regarding these critical accounting policies, refer to this annual report on Form 10-K.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of store payroll, store occupancy (including rent and depreciation), advertising expenses, commercial delivery expenses, other store expenses and general and administrative expenses, including salaries and related benefits of store support center team members, share-based compensation expense, store support center administrative office expenses, data processing, professional services, self-insurance costs and other related expenses.

Results of Operations

The following table sets forth certain of our operating data expressed as a percentage of net sales for the periods indicated.

	Twelve Week Periods Ended		Twenty-Eight Week Periods Ended
	(unaudited)		(unaudited)
	July 12,	July 14,	July 12,	July 14,
	2008	2007	2008	2007
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales, including purchasing and
warehousing costs	51.4	51.9	51.3	51.8
Gross profit	48.6	48.1	48.7	48.2
Selling, general and administrative expenses	38.3	38.0	38.8	38.7
Operating income	10.4	10.1	9.9	9.6
Interest expense	(0.6)	(0.7)	(0.7)	(0.7)
Other income, net	(0.0)	0.0	(0.0)	0.0
Provision for income taxes	3.7	3.6	3.4	3.4
Net income	6.1%	5.8%	5.7%	5.5%

Twelve Weeks Ended July 12, 2008 Compared to Twelve Weeks Ended July 14, 2007

Net sales for the twelve weeks ended July 12, 2008 were $1,235.8 million, an increase of $65.9 million, or 5.6%, as compared to net sales for the twelve weeks ended July 14, 2007. The net sales increase was due to an increase in comparable store sales of 2.9% and contributions from the 138 net new AAP and AI stores opened within the last year. AAP produced sales of $1,195.0 million, an increase of $59.0 million, or 5.2%. AAP’s sales increase was primarily driven by a 2.8% comparable store sales increase and sales from the 116 net new stores opened within the last year. The AAP comparable store sales increase was driven by (i) an increase in average ticket sales and customer traffic in our commercial business and (ii) an increase in average ticket sales by our DIY customers offset by a decrease in DIY customer count. AI produced sales of $40.8 million, an increase of $6.9 million, or 20.4%. AI’s sales increase was primarily driven by a 7.2% comparable store sales increase and sales from 22 stores opened within the last year.

Gross profit for the twelve weeks ended July 12, 2008 was $600.8 million, or 48.6% of net sales, as compared to $562.9 million, or 48.1% of net sales, for the twelve weeks ended July 14, 2007, or an increase of 51 basis points. The increase in gross profit as a percentage of net sales was driven by lower supply chain and logistics costs gained primarily through the efficiencies of handling more inventory in our distribution centers, and more effective pricing.

Selling, general and administrative expenses increased to $472.9 million, or 38.3% of net sales, for the twelve weeks ended July 12, 2008, from $445.1 million, or 38.0% of net sales, for the twelve weeks ended July 14, 2007, or an increase of 23 basis points. The increase in selling, general and administrative expenses as a percentage of sales was driven by increased incentive compensation, increased spending on strategic initiatives and higher gasoline costs. Partially offsetting these items were cost savings realized from the cost reduction initiatives we completed in fiscal 2007 combined with leveraging fixed expense as a result of our favorable comparable sales increase during the second quarter.

Operating income for the twelve weeks ended July 12, 2008 was $128.0 million, or 10.4% of net sales, as compared to $117.8 million, or 10.1% of net sales, for the twelve weeks ended July 14, 2007, an increase of 8.6%. This increase in operating income, as a percentage of net sales, was reflective of an increase in gross profit partially offset by slightly higher selling, general and administrative expenses as previously discussed. AAP produced operating income of $125.7 million, or 10.5% of net sales, for the twelve weeks ended July 12, 2008 as compared to $116.7 million, or 10.3% of net sales, for the twelve weeks ended July 14, 2007. AI generated operating income of $2.3 million for the twelve weeks ended July 12, 2008 as compared to $1.1 million for the same period last year.

AI’s operating income increased primarily due to the positive sales results during the quarter and decrease in payroll expense as a percentage of sales.

Interest expense for the twelve weeks ended July 12, 2008 was $7.3 million, or 0.6% of net sales, as compared to $7.4 million, or 0.7% of net sales, for the twelve weeks ended July 14, 2007. The decrease in interest expense is a result of lower average borrowing rates offset by higher average outstanding borrowings during the twelve weeks ended July 12, 2008 compared to the same period ended July 14, 2007.

Income tax expense for the twelve weeks ended July 12, 2008 was $45.2 million, as compared to $42.5 million for the twelve weeks ended July 14, 2007. Our effective income tax rate was 37.5% for the twelve weeks ended July 12, 2008 compared to 38.3% for the same period ended July 14, 2007.

We generated net income of $75.4 million, or $0.79 per diluted share, for the twelve weeks ended July 12, 2008, as compared to $68.4 million, or $0.64 per diluted share, for the twelve weeks ended July 14, 2007. As a percentage of net sales, net income for the twelve weeks ended July 12, 2008 was 6.1%, as compared to 5.8% for the twelve weeks ended July 14, 2007.

Twenty-Eight Weeks Ended July 12, 2008 Compared to Twenty-Eight Weeks Ended July 14, 2007

Net sales for the twenty-eight weeks ended July 12, 2008 were $2,761.9 million, an increase of $123.9 million, or 4.7%, as compared to net sales for the twenty-eight weeks ended July 14, 2007. The net sales increase was due to an increase in comparable store sales of 1.6% and contributions from the 138 net new AAP and AI stores opened within the last year. AAP produced sales of $2,676.1 million, an increase of $107.9 million, or 4.2%. AAP’s sales increase was primarily driven by a 1.5% comparable store sales increase and sales from the 116 net new stores opened within the last four fiscal quarters. The AAP comparable store sales increase was driven by (i) an increase in average ticket sales and customer traffic in our commercial business and (ii) an increase in average ticket sales by our DIY customers offset by a decrease in DIY customer count. AI produced sales of $85.8 million, an increase of $16.0 million, or 22.8%. AI’s sales increase was primarily driven by a 10.8% comparable store sales increase and sales from 22 stores opened within the last year.

Gross profit for the twenty-eight weeks ended July 12, 2008 was $1,344.3 million, or 48.7% of net sales, as compared to $1,272.3 million, or 48.2% of net sales, for the twenty-eight weeks ended July 14, 2007, or an increase of 44 basis points. The increase in gross profit as a percentage of net sales was driven by lower supply chain and logistics costs gained primarily through the efficiencies of handling more inventory in our distribution centers, and more effective pricing.

Selling, general and administrative expenses increased to $1,072.1 million, or 38.8% of net sales, for the twenty-eight weeks ended July 12, 2008, from $1,019.8 million, or 38.7% of net sales, for the twenty-eight weeks ended July 14, 2007, or an increase of 16 basis points. The increase in selling, general and administrative expenses as a percentage of sales was driven by increased incentive compensation, increased spending on strategic initiatives and higher gasoline costs. Partially offsetting these items were costs savings realized from the cost reduction initiatives we completed in fiscal 2007.

Operating income for the twenty-eight weeks ended July 12, 2008 was $272.2 million, or 9.9% of net sales, as compared to $252.5 million, or 9.6% of net sales, for the twenty-eight weeks ended July 14, 2007, an increase of 7.8%. This increase in operating income, as a percentage of net sales, was reflective of an increase in gross profit partially offset by slightly higher selling, general and administrative expenses as previously discussed. AAP produced operating income of $270.1 million, or 10.1% of net sales, for the twenty-eight weeks ended July 12, 2008 as compared to $253.1 million, or 9.9% of net sales, for the twenty-eight weeks ended July 14, 2007. AI generated operating income of $2.1 million for the twenty-eight weeks ended July 12, 2008 as compared to an operating loss of $0.6 million for the same period last year. Operating income increased primarily due to AI’s positive sales results during the quarter and decrease in payroll expense as a percentage of sales.

Interest expense for the twenty-eight weeks ended July 12, 2008 was $19.6 million, or 0.7% of net sales, as compared to $18.7 million, or 0.7% of net sales, for the twenty-eight weeks ended July 14, 2007. The increase in interest expense is a result of higher average outstanding borrowings offset by lower average borrowing rates during the twenty-eight weeks ended July 12, 2008 compared to the same period ended July 14, 2007.

Income tax expense for the twenty-eight weeks ended July 12, 2008 was $95.1 million, as compared to $90.2 million for the twenty-eight weeks ended July 14, 2007. Our effective income tax rate was 37.7% for the twenty-eight weeks ended July 12, 2008 compared to 38.4% for the same period ended July 14, 2007.

We generated net income of $157.5 million, or $1.65 per diluted share, for the twenty-eight weeks ended July 12, 2008, as compared to $144.5 million, or $1.35 per diluted share, for the twenty-eight weeks ended July 14, 2007. As a percentage of net sales, net income for the twenty-eight weeks ended July 12, 2008 was 5.7%, as compared to 5.5% for the twenty-eight weeks ended July 14, 2007.

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

At July 12, 2008, our cash and cash equivalents balance was $19.5 million, an increase of $4.8 million compared to December 29, 2007. This increase resulted from additional cash flow from operations and slightly lower capital expenditures, partially offset by the return of capital to our shareholders through the repurchase of common stock during the twenty-eight weeks ended July 12, 2008. Additional discussion of our cash flow results is set forth in the Analysis of Cash Flows section.

At July 12, 2008, our outstanding indebtedness was $52.7 million lower when compared to December 29, 2007 and consisted of borrowings of $248.6 million under our revolving credit facility, $200.0 million under our term loan, and $4.3 million outstanding on an economic development note. Additionally, we had $73.6 million in letters of credit outstanding, which reduced our total availability under the revolving credit facility to $427.8 million.

During the twenty-eight weeks ended July 12, 2008, we paid $17.4 million in quarterly cash dividends. Subsequent to July 12, 2008, our Board of Directors declared a quarterly dividend of $0.06 per share to be paid on October 3, 2008 to all common stockholders of record as of September 19, 2008.

Capital Expenditures

Our primary capital requirements have been the funding of our continued store expansion program, including new store openings and store acquisitions, store relocations, store remodels prior to 2008, maintenance of existing stores, the construction and upgrading of distribution centers, the development of proprietary information systems and purchased information systems. Our capital expenditures were $106.0 million for the twenty-eight weeks ended July 12, 2008. During the twenty-eight weeks ended July 12, 2008, we opened 56 AAP and 14 AI stores and relocated seven AAP stores.

Our future capital requirements will depend in large part on the number of and timing for new stores we open or acquire within a given year and the number of stores we remodel. As previously disclosed in our Form 10-K, we anticipate adding 100 new AAP and 15 AI stores, relocating 10 to 20 AAP stores and spending $170 million to $190 million on capital expenditures in fiscal 2008. We do not plan to remodel any stores under the 2010 remodel program in fiscal 2008. We also plan to make continued investments in the maintenance of our existing stores and logistics network as well as investing in new information systems to support our turnaround strategies, including our parts availability initiative.

Vendor Financing Program

Historically, we have negotiated extended payment terms from suppliers that help finance inventory growth, and we believe that we will be able to continue financing much of our inventory growth through such extended payment terms. We have a short-term financing program with a bank for certain merchandise purchases. In substance, the program allows us to borrow money from the bank to finance purchases from our vendors. This program allows us to reduce our working capital invested in current inventory levels and finance future inventory growth. Our revolving credit facility does not restrict availability under this program. At July 12, 2008, $153.3 million was payable to the bank by us under this program.

Stock Repurchase Program

On May 15, 2008, our Board of Directors authorized a new $250 million stock repurchase program. The new program cancelled and replaced the remaining portion of our previous $500 million stock repurchase program. The program allows us to repurchase our common stock on the open market or in privately negotiated transactions from time to time in accordance with the requirements of the Securities and Exchange Commission.

During the twelve weeks ended July 12, 2008, we repurchased 0.2 million shares of common stock at an aggregate cost of $7.5 million, or an average price of $37.22 per share. As of July 12, 2008, 0.1 million shares remained unsettled at an aggregate cost of $3.4 million. These shares were repurchased in accordance with our $250 million stock repurchase program authorized by our Board of Directors in the second quarter of fiscal 2008. During the twenty-eight weeks ended July 12, 2008, we repurchased 4.8 million shares of common stock at an aggregate cost of $162.8 million, or an average price of $34.18 per share, of which 4.6 million shares of common stock were repurchased under the previous $500 million stock repurchase program. Additionally, we settled $3.0 million on shares repurchased prior to the end of fiscal 2007.  As of July 12, 2008, we had $242.5 million remaining under the current stock repurchase program, excluding related expenses.

Analysis of Cash Flows

An analysis of our cash flows for the twenty-eight-week period ended July 12, 2008 as compared to the twenty-eight-week period ended July 14, 2007 is included below.

	Twenty-Eight Week Periods Ended
	July 12, 2008	July 14, 2007
	(in millions)

Cash flows from operating activities	$350.0	$280.0
Cash flows from investing activities	(105.2)	(111.3)
Cash flows from financing activities	(240.0)	(97.2)
Net increase in cash and
cash equivalents	$4.8	$71.5

Operating Activities

For the twenty-eight weeks ended July 12, 2008, net cash provided by operating activities increased $70.0 million to $350.0 million, as compared to the twenty-eight weeks ended July 14, 2007. This increase in operating cash was driven primarily by:

•	an increase in net income of $12.9 million during the twenty-eight weeks ended July 12, 2008 as compared to the comparable period in 2007; and
•
a $51.6 million increase in cash flows from less owned inventory reflective of the increase in our accounts payable ratio.  Because inventory has increased due to our parts availability initiative and initial build-up in certain premium branded product, our accounts payable has increased at a slightly higher pace as a result of this initial build-up.

Investing Activities

For the twenty-eight weeks ended July 12, 2008, net cash used in investing activities decreased by $6.0 million to $105.2 million, as compared to the twenty-eight weeks ended July 14, 2007. The decrease in cash used was primarily from a reduction in store development.

Financing Activities

For the twenty-eight weeks ended July 12, 2008, net cash used in financing activities increased by $142.8 million to $240.0 million, as compared to the twenty-eight weeks ended July 14, 2007.

Cash flows from financing activities increased as result of:

•	a decrease in net borrowings under our term loan and revolving credit facility of $74.4 million.

Cash flows from financing activities decreased as result of:

•	an additional $159.0 million of common stock repurchases under our stock repurchase program;
•	a decrease of $27.4 million in the financed vendor accounts payable;
•	a decrease of $14.4 million from the issuance of common stock, primarily resulting from the decrease in exercise of stock options; and
•	an $11.6 million cash outflow resulting from the timing of bank overdrafts.

Off-Balance-Sheet Arrangements

As of July 12, 2008, we had no off-balance-sheet arrangements as defined in Regulation S-K Item 303 of the SEC regulations. We include other off-balance-sheet arrangements in our contractual obligation table including operating lease payments, interest payments on our credit facility and letters of credit outstanding.

Contractual Obligations

As of July 12, 2008, our outstanding contractual obligations remained consistent with those as of December 29, 2007. For information regarding our contractual obligations see “Contractual Obligations” in the Company’s Annual Report on Form 10-K for the year ended December 29, 2007.

Long Term Debt

On December 4, 2007, we entered into a new $200 million unsecured four-year term loan with our subsidiary, Advance Stores Company, Incorporated, or Stores, serving as borrower. Proceeds from this term loan were used to repurchase shares of common stock under our stock repurchase program. As of December 29, 2007, we had borrowed $50.0 million under the term loan. As of July 12, 2008, we had borrowed the remaining availability under the term loan.

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

As of July 12, 2008, we had $248.6 million outstanding under our revolving credit facility and letters of credit outstanding of $73.6 million, which reduced availability under the revolving credit facility to $427.8 million. Additionally, we had outstanding $200.0 million on a term loan and $4.3 million under an economic development note. At July 12, 2008, we also have interest rate swaps in place that effectively fix our interest rate exposure on 61% of our bank debt.

The interest rate on the term loan is based, at our option, on an adjusted LIBOR rate, plus a margin, or an alternate base rate, plus a margin. The current margin is 1.00% and 0.0% per annum for the adjusted LIBOR and alternate base rate borrowings, respectively. We have elected to use the 90-day adjusted LIBOR rate and have the ability and intent to continue to use this rate on our hedged borrowings. Under the terms of the term loan, the interest rate spread is based on our credit rating. The term loan terminates on October 5, 2011.

The interest rate on borrowings under the revolving credit facility is based, at our option, on an adjusted LIBOR rate, plus a margin, or an alternate base rate, plus a margin. The current margin is 0.75% and 0.0% per annum for the adjusted LIBOR and alternate base rate borrowings, respectively. We have elected to use the 90-day adjusted LIBOR rate and have the ability and intent to continue to use this rate on our hedged borrowings. A commitment fee will be charged on the unused portion of the revolver, payable in arrears. The current commitment fee rate is 0.150% per annum. Under the terms of the revolving credit facility, the interest rate spread and commitment fee are based on our credit rating. The revolving facility terminates on October 5, 2011.

The term loan and revolving credit facility are fully and unconditionally guaranteed by Advance Auto Parts, Inc. The debt agreements collectively contain covenants restricting the ability of us and our subsidiaries to, among other things, (1) create, incur or assume additional debt (including hedging arrangements), (2) incur liens or engage in sale-leaseback transactions, (3) make loans and investments, (4) guarantee obligations, (5) engage in certain mergers, acquisitions and asset sales, (6) change the nature of our business and the business conducted by our subsidiaries and (7) change our holding company status. We are required to comply with financial covenants with respect to a maximum leverage ratio and a minimum consolidated coverage ratio. The revolving credit facility also provides for customary events of default, including non-payment defaults, covenant defaults and cross-defaults to our other material indebtedness. We were in compliance with these covenants at July 12, 2008.

Credit Ratings

At July 12, 2008, we had a credit rating from Standard & Poor’s of BB+ and a credit rating of Ba1 from Moody’s Investor Service. The current pricing grid used to determine our borrowing rates under our revolving credit facility is based on such credit ratings. If these credit ratings decline, our interest expense may increase. Conversely, if these credit ratings improve, our interest expense may decrease.

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

New Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position, or FSP, EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the earnings allocation in computing earnings per share under the two-class method as described in Statement of Financial Accounting Standards, or SFAS, No. 128, “Earnings per Share.” Under the guidance of FSP EITF 03-6-1, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings-per-share pursuant to the two-class method.  FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after

December 15, 2008 and all prior-period earnings per share data presented shall be adjusted retrospectively.  Early application is not permitted. We are currently evaluating the impact, if any, of adopting FSP EITF 03-6-1.

In June 2008, the FASB Issued EITF No. 08-3, “Accounting by Lessees for Nonrefundable Maintenance Deposits.” EITF 08-3 requires that nonrefundable maintenance deposits paid by a lessee under an arrangement accounted for as a lease be accounted for as a deposit asset until the underlying maintenance is performed. When the underlying maintenance is performed, the deposit may be expensed or capitalized in accordance with the lessee’s maintenance accounting policy. Upon adoption entities must recognize the effect of the change as a change in accounting principle. EITF 08-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. We do not expect the adoption of EITF 08-3 to have a material impact on our financial condition, results of operations or cash flows.

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets”, which amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets.” The FSP requires an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset, and is an attempt to improve consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141, “Business Combinations.” The FSP is effective for fiscal years beginning after December 15, 2008, and the guidance for determining the useful life of a recognized intangible asset must be applied prospectively to intangible assets acquired after the effective date. The FSP is not expected to have a significant impact on our financial condition, results of operations or cash flow.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of SFAS No. 133.”  SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance and cash flows. Entities are required to provide enhanced disclosures about: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We do not expect the adoption of SFAS No. 161 to have a material impact on our financial condition, results of operations or cash flows.

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

Effective December 30, 2007, we adopted the provisions of SFAS No. 157, “Fair Value Measurements” on our financial assets and liabilities. SFAS No. 157 clarifies the definition of fair value, establishes a framework for defining fair value as it relates to other accounting pronouncements that require or permit fair value measurements, and expands the disclosures of fair value measurements. The adoption of SFAS 157 did not have any impact on our financial condition, results of operations or cash flows. We did not apply the provisions of SFAS No. 157 for nonfinancial assets and liabilities except for those recognized or disclosed on a recurring basis (at least annually) as allowed by the issuance of FSP 157-2. We will fully adopt the provisions of SFAS 157 effective during our first quarter of fiscal 2009.

Effective December 30, 2007, we adopted the provisions of  SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. We elected not to apply fair value on our existing financial assets and liabilities upon adoption. Therefore, this adoption did not have a material effect on our financial position, results of operations or cash flows.

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

For information regarding market risk see “Item 7A. Quantitative and Qualitative Disclosures About Market Risks” in the Company’s Annual Report on Form 10-K for the year ended December 29, 2007. At July 12, 2008, there had not been a material change to the information regarding market risk disclosed in the Company’s Annual Report on Form 10-K for the year ended December 29, 2007.

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

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended July 12, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth the information with respect to repurchases of our common stock for the quarter ended July 12, 2008 (amounts in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs (2)(3)

April 20, 2008, to May 17, 2008	-	$-	-	$250,000
May 18, 2008, to June 14, 2008	7	38.92	7	249,711
June 15, 2008, to July 12, 2008	194	37.14	194	242,506

Total	201	$37.20	201	$242,506

(1)	Average price paid per share excludes related expenses paid on previous repurchases.
(2)
All of the above repurchases were made on the open market at prevailing market rates plus related expenses under our stock repurchase program, which authorized the repurchase of up to $250 million in common stock. Our stock repurchase program was authorized by our Board of Directors and publicly announced on May 15, 2008 which replaced the remaining portion of the $500 million stock repurchase program authorized by our Board of Directors and publicly announced on August 8, 2007.

(3)	The maximum dollar value yet to be purchased under our stock repurchase program excludes related expenses paid on previous purchases or anticipated expenses on future purchases.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our annual meeting of stockholders on May 15, 2008. The following matters were submitted to the vote of security holders at the meeting:

1.	Election of nominees to our board of directors. All nominees were elected as indicated by the following vote counts:

Nominee	Votes For	Votes Withheld

John C. Brouillard	86,090,155	616,912
Lawrence P. Castellani	86,632,691	74,376
Darren R. Jackson	86,631,916	75,151
Nicholas J. LaHowchic	86,634,876	72,191
William S. Oglesby	86,634,256	72,811
Gilbert T. Ray	86,313,629	393,438
Carlos A. Saladrigas	85,677,741	1,029,326
Francesca M. Spinelli	86,632,512	74,555

2.	The stockholders voted upon and approved the ratification of Deloitte & Touche LLP as our independent registered public accounting firm for 2008. The vote on the proposal was as follows:

For	Against	Abstentions

86,653,348	48,177	5,542

ITEM 6.	EXHIBITS

3.1	(1)	Restated Certificate of Incorporation of Advance Auto Parts, Inc. ("Advance Auto")(as amended on May 19, 2004).

3.2	(2)	Bylaws of Advance Auto (as amended on August 6, 2008).

10.32	(3)	First Amendment effective June 4, 2008 to Employment Agreement between Advance Auto and Darren R. Jackson.

10.33	(3)	Form of Employment Agreement effective June 4, 2008 between Advance Auto and Kevin P. Freeland, Elwyn G. Murray III, Michael A. Norona, and Jimmie L. Wade.

10.34	(3)	Attachment C to Employment Agreement effective June 4, 2008 between Advance Auto and Kevin P. Freeland.

10.35	(3)	Attachment C to Employment Agreement effective June 4, 2008 between Advance Auto and Michael A. Norona.

10.36	(3)	Attachment C to Employment Agreement effective June 4, 2008 between Advance Auto and Jimmie L. Wade.

31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Filed on May 20, 2004 as an exhibit to Current Report on Form 8-K of Advance Auto.
(2) Filed on August 12, 2008 as an exhibit to Current Report on Form 8-K of Advance Auto.
(3) Filed on June 4, 2008 as an exhibit to Current Report on Form 8-K of Advance Auto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCE AUTO PARTS, INC.

August 20, 2008	By:	/s/ Michael A. Norona
Michael A. Norona Executive Vice President, Chief Financial Officer and Secretary

S-1

EXHIBIT INDEX

Exhibit Number		Exhibit Description

3.1	(1)	Restated Certificate of Incorporation of Advance Auto (as amended on May 19, 2004).

3.2	(2)	Bylaws of Advance Auto (as amended on August 6, 2008).

10.32	(3)	First Amendment effective June 4, 2008 to Employment Agreement between Advance Auto and Darren R. Jackson.

10.33	(3)	Form of Employment Agreement effective June 4, 2008 between Advance Auto and Kevin P. Freeland, Elwyn G. Murray III, Michael A. Norona, and Jimmie L. Wade.

10.34	(3)	Attachment C to Employment Agreement effective June 4, 2008 between Advance Auto and Kevin P. Freeland.

10.35	(3)	Attachment C to Employment Agreement effective June 4, 2008 between Advance Auto and Michael A. Norona.

10.36	(3)	Attachment C to Employment Agreement effective June 4, 2008 between Advance Auto and Jimmie L. Wade.

31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Filed on May 20, 2004 as an exhibit to Current Report on Form 8-K of Advance Auto.
(2) Filed on August 12, 2008 as an exhibit to Current Report on Form 8-K of Advance Auto.
(3) Filed on June 4, 2008 as an exhibit to Current Report on Form 8-K of Advance Auto.