Form 10-Q
period 2008-10-04
ADVANCE AUTO PARTS INC
filed 2008-11-12
CIK 1158449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 4, 2008
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

As of November 10, 2008, the registrant had outstanding 94,691,278 shares of Common Stock, par value $0.0001 per share (the only class of common stock of the registrant outstanding).

i

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
October 4, 2008 and December 29, 2007
(in thousands, except per share data)
(unaudited)

Assets	October 4, 2008	December 29, 2007

Current assets:
Cash and cash equivalents	$21,307	$14,654
Receivables, net	93,778	84,983
Inventories, net	1,717,656	1,529,469
Other current assets	46,078	53,719
Total current assets	1,878,819	1,682,825
Property and equipment, net of accumulated depreciation of
$817,350 and $753,024	1,053,789	1,047,944
Assets held for sale	2,295	3,274
Goodwill	34,603	33,718
Intangible assets, net	27,888	26,844
Other assets, net	10,865	10,961
	$3,008,259	$2,805,566
Liabilities and Stockholders' Equity
Current liabilities:
Bank overdrafts	$-	$30,000
Current portion of long-term debt	680	610
Financed vendor accounts payable	181,929	153,549
Accounts payable	853,839	688,970
Accrued expenses	335,454	301,414
Other current liabilities	50,560	51,385
Total current liabilities	1,422,462	1,225,928
Long-term debt	470,494	505,062
Other long-term liabilities	57,792	50,781
Commitments and contingencies
Stockholders' equity:
Preferred stock, nonvoting, $0.0001 par value,
10,000 shares authorized; no shares issued or outstanding	-	-
Common stock, voting, $0.0001 par value, 200,000
shares authorized; 102,826 shares issued and 94,678 outstanding
in 2008 and 101,072 shares issued and 99,060 outstanding in 2007	10	10
Additional paid-in capital	330,966	274,659
Treasury stock, at cost, 8,148 and 2,012 shares	(291,114)	(74,644)
Accumulated other comprehensive loss	(3,251)	(701)
Retained earnings	1,020,900	824,471
Total stockholders' equity	1,057,511	1,023,795
	$3,008,259	$2,805,566

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
For the Twelve and Forty Weeks Ended
October 4, 2008 and October 6, 2007
(in thousands, except per share data)
(unaudited)

	Twelve Week Periods Ended		Forty Week Periods Ended
	October 4,	October 6,	October 4,	October 6,
	2008	2007	2008	2007

Net sales	$1,187,952	$1,158,043	$3,949,867	$3,796,022
Cost of sales, including purchasing and warehousing costs	610,833	602,930	2,028,459	1,968,645
Gross profit	577,119	555,113	1,921,408	1,827,377
Selling, general and administrative expenses	481,222	454,734	1,553,274	1,474,495
Operating income	95,897	100,379	368,134	352,882
Other, net:
Interest expense	(6,672)	(7,968)	(26,247)	(26,634)
Other (expense) income, net	(223)	353	(287)	1,203
Total other, net	(6,895)	(7,615)	(26,534)	(25,431)
Income before provision for income taxes	89,002	92,764	341,600	327,451
Provision for income taxes	32,847	33,724	127,973	123,886
Net income	$56,155	$59,040	$213,627	$203,565

Basic earnings per share	$0.59	$0.58	$2.25	$1.94

Diluted earnings per share	$0.59	$0.57	$2.23	$1.92

Average common shares outstanding	95,019	102,546	95,003	104,987
Dilutive effect of share-based compensation	840	635	758	866
Average common shares outstanding - assuming dilution	95,859	103,181	95,761	105,853

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the Forty Weeks Ended
October 4, 2008 and October 6, 2007
(in thousands)
(unaudited)

	Forty Week Periods Ended
	October 4,	October 6,
	2008	2007
Cash flows from operating activities:
Net income	$213,627	$203,565
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	113,297	113,404
Amortization of deferred debt issuance costs	277	173
Share-based compensation	13,405	14,318
Loss on disposal of property and equipment, net	1,272	9,074
Benefit for deferred income taxes	(1,465)	(21,141)
Excess tax benefit from share-based compensation	(8,994)	(11,133)
Net (increase) decrease in:
Receivables, net	(8,518)	14,317
Inventories, net	(187,741)	(77,326)
Other assets	7,501	(985)
Net increase in:
Accounts payable	164,869	56,508
Accrued expenses	60,656	71,708
Other liabilities	7,658	5,296
Net cash provided by operating activities	375,844	377,778
Cash flows from investing activities:
Purchases of property and equipment	(136,954)	(146,520)
Insurance proceeds related to damaged property	-	6,636
Proceeds from sales of property and equipment	6,351	1,761
Other	(3,413)	-
Net cash used in investing activities	(134,016)	(138,123)
Cash flows from financing activities:
Decrease in bank overdrafts	(30,000)	(33,857)
Increase in financed vendor accounts payable	28,380	25,781
Dividends paid	(23,155)	(25,152)
(Payments) borrowings on note payable	(498)	4,395
Borrowings under credit facilities	301,700	258,100
Payments on credit facilities	(335,700)	(305,300)
Proceeds from the issuance of common stock, primarily exercise
of stock options	34,533	39,711
Excess tax benefit from share-based compensation	8,994	11,133
Repurchase of common stock	(219,429)	(211,225)
Other	-	467
Net cash used in financing activities	(235,175)	(235,947)
Net increase in cash and cash equivalents	6,653	3,708
Cash and cash equivalents, beginning of period	14,654	11,128
Cash and cash equivalents, end of period	$21,307	$14,836

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows - (Continued)
For the Forty Weeks Ended
October 4, 2008 and October 6, 2007
(in thousands)
(unaudited)

	Forty Week Periods Ended
	October 4,	October 6,
	2008	2007

Supplemental cash flow information:
Interest paid	$21,100	$23,523
Income tax payments, net	106,418	123,156
Non-cash transactions:
Accrued purchases of property and equipment	22,584	24,107
Retirement of common stock	-	211,225
Changes in other comprehensive loss	2,550	1,164
Adoption of FIN No. 48, net of tax	-	2,275

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Weeks Ended October 4, 2008 and October 6, 2007
(in thousands, except per share data)
(unaudited)

1.	Basis of Presentation:

The accompanying condensed consolidated financial statements include the accounts of Advance Auto Parts, Inc. and its wholly owned subsidiaries, or the Company. All significant intercompany balances and transactions have been eliminated in consolidation.

The condensed consolidated balance sheets as of October 4, 2008 and December 29, 2007, the condensed consolidated statements of operations for the twelve and forty weeks ended October 4, 2008 and October 6, 2007, and the condensed consolidated statements of cash flows for the forty week periods ended October 4, 2008 and October 6, 2007, have been prepared by the Company.  In the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial position of the Company, the results of its operations and cash flows have been made.

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

Vendor Incentives

The Company receives incentives in the form of reductions to amounts owed to and/or payments from vendors related to cooperative advertising allowances, volume rebates and other promotional considerations. The Company accounts for vendor incentives in accordance with Emerging Issues Task Force, or EITF, No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.” Many of the incentives are under long-term agreements (terms in excess of one year), while others are negotiated on an annual basis or less (short-term). Both cooperative advertising allowances and volume rebates are earned based on inventory purchases and initially recorded as a reduction to inventory. These deferred amounts are included as a reduction to cost of sales as the inventory is sold because these payments do not represent reimbursements for specific, incremental and identifiable costs. Total deferred vendor incentives in inventory were $50,775 and $39,118 at October 4, 2008 and December 29, 2007, respectively.

The Company recognizes other promotional incentives earned under long-term agreements as a reduction to cost of sales. These incentives are recognized based on cumulative net purchases as a percentage of total estimated net purchases over the life of the agreement. The Company's margins could be impacted positively or negatively if actual purchases from any one year differ from its estimates; however, the impact over the life of the agreement would be the same. Short-term promotional incentives (terms less than one year) are recognized as a reduction to cost of sales over the course of the agreements.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Weeks Ended October 4, 2008 and October 6, 2007
(in thousands, except per share data)
(unaudited)

Amounts received or receivable from vendors that are not yet earned are reflected as deferred revenue in the accompanying condensed consolidated balance sheets. Management's estimate of the portion of deferred revenue that will be realized within one year of the balance sheet date has been included in Other current liabilities. Earned amounts that are receivable from vendors are included in Receivables, net except for that portion expected to be received after one year, which is included in Other assets, net.

Preopening Expenses

Preopening expenses, which consist primarily of payroll and occupancy costs related to the opening of new stores, are expensed as incurred.

Warranty Liabilities

The Company's vendors are primarily responsible for warranty claims. However, warranty costs relating to merchandise (primarily batteries) sold under warranty, which are not covered by vendors' warranties, are estimated based on the Company's historical experience and are recorded in the period the product is sold.

Sales Returns and Allowances

The Company’s accounting policy for sales returns and allowances consists of establishing reserves for estimated returns at the time of sale. The Company anticipates sales returns based on current sales levels and the Company’s historical return experience on a specific product basis. The Company’s reserve for sales returns and allowances was not significant at October 4, 2008 and December 29, 2007.

Earnings per Share of Common Stock

Basic earnings per share of common stock has been computed based on the weighted-average number of common shares outstanding during the period, which is reduced by stock held in treasury and shares of nonvested restricted stock. Diluted earnings per share of common stock reflects the weighted-average number of shares of common stock outstanding, outstanding deferred stock units and the impact of outstanding stock options, stock appreciation rights and shares of nonvested restricted stock (collectively “share-based awards”), calculated on the treasury stock method as modified by the adoption of Statement of Financial Accounting Standards, or SFAS, No. 123R, “Share-Based Payment.”

Hedging Activities

The Company utilizes interest rate swaps to limit its cash flow risk on its variable rate debt. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the fair value of the Company’s outstanding hedges is recorded as an asset or liability in the accompanying condensed consolidated balance sheets at October 4, 2008 and December 29, 2007, respectively. The Company uses the 90-day adjusted LIBOR interest rate and has the intent and ability to continue to use this rate on its hedged borrowings. Accordingly, the Company does not recognize any ineffectiveness on the swaps as allowed under Derivative Implementation Group Issue No. G7, “Cash Flow Hedges: Measuring the Ineffectiveness of a Cash Flow Hedge under Paragraph 30(b) When the Shortcut Method Is Not Applied.” The Company has recorded all adjustments to the fair value of the hedge instruments in Accumulated other comprehensive income (loss) through the maturity date of the applicable hedge arrangements.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Weeks Ended October 4, 2008 and October 6, 2007
(in thousands, except per share data)
(unaudited)
Financed Vendor Accounts Payable

The Company is party to a short-term financing program with a bank allowing it to extend its payment terms on certain merchandise purchases. The substance of the program is for the Company to borrow money from the bank to finance purchases from vendors. The Company records any discount given by the vendor as a reduction to the cost of its inventory and accretes this discount to the resulting short-term payable to the bank through interest expense over the extended term. At October 4, 2008 and December 29, 2007, $181,929 and $153,549, respectively, was payable to the bank by the Company under this program and is included in the accompanying condensed consolidated balance sheets as Financed vendor accounts payable.

Cost of Sales and Selling, General and Administrative Expenses

The following table illustrates the primary costs classified in each major expense category:

Cost of Sales			SG&A

●	Total cost of merchandise sold including:		●	Payroll and benefit costs for retail and corporate
	–	Freight expenses associated with moving		team members;
		merchandise inventories from our vendors to	●	Occupancy costs of retail and corporate facilities;
		our distribution center,	●	Depreciation related to retail and corporate assets;
	–	Vendor incentives, and	●	Advertising;
	–	Cash discounts on payments to vendors;	●	Costs associated with our commercial delivery
●	Inventory shrinkage;			program, including payroll and benefit costs,
●	Defective merchandise and warranty costs;			and transportation expenses associated with moving
●	Costs associated with operating our distribution			merchandise inventories from our retail stores to
	network, including payroll and benefit costs,			our customer locations;
	occupancy costs and depreciation; and		●	Freight expenses associated with moving
●	Freight expenses associated with moving			merchandise inventories from our Local Area
	merchandise inventories from our distribution			Warehouses, or LAWs, and Parts Delivered Quickly
	center to our retail stores.			warehouses, or PDQs, to our retail stores after the
customer has special-ordered the merchandise;
			●	Self-insurance costs;
			●	Professional services; and
			●	Other administrative costs, such as credit card
service fees, supplies, travel and lodging.

New Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position, or FSP, EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, “Earnings per Share.” Under the guidance of FSP EITF 03-6-1, nonvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings-per-share pursuant to the two-class method.  FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and all prior-period earnings per share data presented shall be adjusted retrospectively. Early application is not permitted. The Company is currently evaluating the impact of adopting FSP EITF 03-6-1.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Weeks Ended October 4, 2008 and October 6, 2007
(in thousands, except per share data)
(unaudited)

In June 2008, the FASB Issued EITF No. 08-3, “Accounting by Lessees for Nonrefundable Maintenance Deposits.” EITF 08-3 requires that nonrefundable maintenance deposits paid by a lessee under an arrangement accounted for as a lease be accounted for as a deposit asset until the underlying maintenance is performed. When the underlying maintenance is performed, the deposit may be expensed or capitalized in accordance with the lessee’s maintenance accounting policy. Upon adoption, entities must recognize the effect of the change as a change in accounting principle. EITF 08-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of EITF 08-3 to have a material impact on its financial condition, results of operations or cash flows.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of SFAS No. 133.” SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance and cash flows. Entities are required to provide enhanced disclosures about: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are evaluating the impact the adoption of SFAS No. 161 will have on our consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position No. FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13.” FSP No. FAS 157-1 amends SFAS No. 157, “Fair Value Measurements,” to exclude SFAS No. 13, “Accounting for Leases,” and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS No. 13. However, this scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under SFAS No. 141 or No. 141(R), Business Combinations (revised 2007), regardless of whether those assets and liabilities are related to leases. The FSP will be effective upon the full adoption of SFAS 157 during the first quarter of fiscal 2009 and will not have a material impact on the Company’s financial position, results of operations or cash flows.

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

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Weeks Ended October 4, 2008 and October 6, 2007
(in thousands, except per share data)
(unaudited)

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

Effective December 30, 2007, the Company adopted FASB Staff Position No. FIN 39-1, “Amendment of FASB Interpretation No. 39,” or FSP 39-1. FSP 39-1 amends FASB Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts, to require a reporting entity to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement that have been offset in accordance with FIN 39. FSP No. 39-1 also amends FIN 39 for certain terminology modifications. Upon adoption of FSP No. 39-1, the Company did not change its accounting policy of not offsetting fair value amounts recognized for derivative instruments under master netting arrangements. The adoption of FSP No. 39-1 did not have an impact on the Company’s financial position, results of operations or cash flows.

Effective December 30, 2007, the Company adopted the initial provisions of SFAS No. 157, “Fair Value Measurements” on its financial assets and liabilities subject to the deferral provisions of FSP 157-2. SFAS No. 157 clarifies the definition of fair value, establishes a framework for defining fair value as it relates to other accounting pronouncements that require or permit fair value measurements, and expands the disclosures of fair value measurements. The adoption of SFAS 157 did not have any impact on the Company’s financial condition, results of operations or cash flows. The Company did not apply the provisions of SFAS No. 157 for its nonfinancial assets and liabilities except for those recognized or disclosed on a recurring basis (at least annually) as allowed by the issuance of FSP 157-2. The Company will fully adopt the provisions of SFAS 157 effective during its first quarter of fiscal 2009.

The deferral provided by FSP No. 157-2 applies to such items as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) and nonfinancial long-lived asset groups measured at fair value for an impairment assessment.  We are evaluating the impact FSP No. 157-2 will have on our nonfinancial assets and liabilities that are measured at fair value, but are recognized or disclosed at fair value on a nonrecurring basis.

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

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Weeks Ended October 4, 2008 and October 6, 2007
(in thousands, except per share data)
(unaudited)

No. 158 on December 30, 2007. The Company has elected to apply the alternate transition method under which a 14-month measurement will cover the period from November 1, 2007 through January 3, 2009. The change in the measurement date will not have a material impact on the Company’s financial condition, results of operations or cash flows.

In February 2008, the FASB issued FASB Staff Position No. FAS 158-1, “Conforming Amendments to the Illustrations in FASB Statements No. 87, No. 88, and No. 106 and to the Related Staff Implementation Guides.” FSP No. FAS 158-1 updates the illustrations in Appendix B of FASB Statement No. 87, Appendix B of FASB Statement No. 88 and Appendix C of FASB Statement No. 106 to reflect the provisions of SFAS No. 158. FSP No. FAS 158-1 also amends the questions and answers contained in FASB Special Reports, which pertains to the implementation of Statements 87, 88 and 106.  Finally, this FSP makes conforming changes to other guidance and technical corrections to SFAS No. 158.  The conforming amendments made by this FSP are effective as of the effective dates of SFAS No. 158 and will not have a material impact on the Company’s financial position, results of operations or cash flows.

2.	Goodwill and Intangible Assets:

The carrying amount, additions, current period amortization and net intangible assets as of October 4, 2008 and December 29, 2007 include:

	Acquired intangible assets
	Subject to Amortization		Not Subject to Amortization
	Customer Relationships	Other	Trademark and Tradenames	Intangible Assets, net
Gross carrying amount	$9,800	$885	$20,550	$31,235

Net book value at December 29, 2007	$7,464	$580	$18,800	$26,844
Addition	200	-	1,750	1,950
2008 amortization	(808)	(98)	-	(906)
Net book value at October 4, 2008	$6,856	$482	$20,550	$27,888

During the second quarter of fiscal 2008, the Company acquired certain customer relationships for $200 in connection with an acquisition of a small retail chain.

During the first quarter of fiscal 2008, the Company acquired from a Kentucky entity for $1,750 the limited territorial rights the Kentucky entity had in the “Advance Auto Parts” trademark, ownership of certain websites and access to the Louisville, Kentucky market. This improved the Company’s trademark rights, opened a new metropolitan market for the Company and is expected to increase traffic to the Company’s website.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Weeks Ended October 4, 2008 and October 6, 2007
(in thousands, except per share data)
(unaudited)

The table below shows the expected amortization expense for the next five years for acquired intangible assets recorded as of October 4, 2008:

Fiscal Year
Remainder of 2008	$296
2009	1,173
2010	1,059
2011	967
2012	967

The changes in the carrying amount of goodwill for the forty weeks ended October 4, 2008 are as follows:

	AAP Segment	AI Segment	Total

Balance at December 29, 2007	$16,093	$17,625	$33,718
Fiscal 2008 activity	-	885	885
Balance at October 4, 2008	$16,093	$18,510	$34,603

During the second quarter of fiscal 2008, the Company recorded goodwill in the amount of $885 in connection with an acquisition of a small retail chain.

3.	Receivables, net:

Receivables consist of the following:

	October 4,	December 29,
	2008	2007

Trade	$19,329	$14,782
Vendor	75,907	71,403
Other	2,949	2,785
Total receivables	98,185	88,970
Less: Allowance for doubtful accounts	(4,407)	(3,987)
Receivables, net	93,778	84,983

4.	Inventories, net:

Inventories are stated at the lower of cost or market, cost being determined using the last-in, first-out ("LIFO") method for approximately 93% of inventories at both October 4, 2008 and December 29, 2007. Under the LIFO method, the Company’s cost of sales reflects the costs of the most recently purchased inventories, while the inventory carrying balance represents the costs relating to prices paid in prior years. The Company’s costs to acquire inventory have been generally decreasing in recent years as a result of the Company’s significant growth. Accordingly, the cost to replace inventory is less than the LIFO balances carried for similar products. For the forty weeks ended October 4, 2008 and October 6, 2007, the Company recorded reductions to cost of sales of $6,118 and $13,254, respectively.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Weeks Ended October 4, 2008 and October 6, 2007
(in thousands, except per share data)
(unaudited)

An actual valuation of inventory under the LIFO method is performed by the Company at the end of each fiscal year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must be based on management’s estimates of expected fiscal year-end inventory levels and costs.

The remaining inventories are comprised of product cores, which consist of the non-consumable portion of certain parts and batteries and are valued under the first-in, first-out ("FIFO") method. Core values are included as part of the Company’s merchandise costs and are either passed on to the customer or returned to the vendor.  Additionally, these products are not subject to frequent cost changes like the Company’s other merchandise inventory, thus there is no material difference from applying either the LIFO or FIFO valuation methods.

Inventory Overhead Costs

The Company capitalizes certain purchasing and warehousing costs into inventory. Purchasing and warehousing costs included in inventory, at FIFO, at October 4, 2008 and December 29, 2007, were $102,125 and $107,068, respectively. Inventories consist of the following:

	October 4,	December 29,
	2008	2007
Inventories at FIFO, net	$1,617,766	$1,435,697
Adjustments to state inventories at LIFO	99,890	93,772
Inventories at LIFO, net	$1,717,656	$1,529,469

Replacement cost approximated FIFO cost at October 4, 2008, and December 29, 2007.

Inventory Reserves

Inventory quantities are tracked through a perpetual inventory system. The Company uses a cycle counting program in all distribution centers, PDQs and LAWs to ensure the accuracy of the perpetual inventory quantities of both merchandise and core inventory.  In addition, the Company uses a combination of cycle counting and physical inventory counts in all retail stores to ensure the accuracy of the perpetual inventory quantities of both merchandise and core inventory in these locations.

The Company establishes reserves for estimated shrink based on historical accuracy and effectiveness of the cycle counting program. The Company also establishes reserves for potentially excess and obsolete inventories based on current inventory levels and the historical analysis of product sales and current market conditions. The Company provides reserves when less than full credit is expected from a vendor or when liquidating product will result in retail prices below recorded costs. The Company’s reserves against inventory for these matters were $36,938 and $35,565 at October 4, 2008 and December 29, 2007, respectively.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Weeks Ended October 4, 2008 and October 6, 2007
(in thousands, except per share data)
(unaudited)

5.	Warranty Liabilities:

The following table presents changes in the Company’s warranty reserves:

	October 4, 2008	December 29, 2007
	(40 weeks ended)	(52 weeks ended)

Warranty reserve, beginning of period	$17,757	$13,069
Additions to warranty reserves	38,672	24,722
Reserves utilized and other adjustments, net	(29,773)	(20,034)

Warranty reserve, end of period	$26,656	$17,757

6.	Long-term Debt:

Long-term debt consists of the following:

	October 4, 2008	December 29, 2007
Revolving facility at variable interest rates
(3.71% and 5.93% at October 4, 2008 and December 29,
2007, respectively) due October 2011	$267,000	$451,000
Term loan at variable interest rates
(3.73% and 6.19% at October 4, 2008 and December 29,
2007, respectively) due October 2011	200,000	50,000
Other	4,174	4,672
	471,174	505,672
Less: Current portion of long-term debt	(680)	(610)
Long-term debt, excluding current portion	$470,494	$505,062

Term Loan

As of October 4, 2008, the Company had borrowed $200,000 under its unsecured four-year term loan. The Company entered into the term loan on December 4, 2007, with the Company’s wholly-owned subsidiary, Advance Stores Company, Incorporated, or Stores, serving as borrower. As of December 29, 2007, the Company had borrowed $50,000 under the term loan. The entire $200,000 proceeds from this term loan were used to repurchase shares of the Company's common stock under its stock repurchase program. The term loan terminates on October 5, 2011.

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

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Weeks Ended October 4, 2008 and October 6, 2007
(in thousands, except per share data)
(unaudited)

Revolving Credit Facility

In addition to the term loan, the Company has a $750,000 unsecured five-year revolving credit facility with Stores serving as the borrower. The revolving credit facility also provides for the issuance of letters of credit with a sub limit of $300,000, and swingline loans in an amount not to exceed $50,000. The Company may request, subject to agreement by one or more lenders, that the total revolving commitment be increased by an amount not exceeding $250,000 (up to a total commitment of $1,000,000) during the term of the credit agreement. Voluntary prepayments and voluntary reductions of the revolving balance are permitted in whole or in part, at the Company’s option, in minimum principal amounts as specified in the revolving credit facility.  The revolving credit facility terminates on October 5, 2011.

As of October 4, 2008, the Company had $267,000 outstanding under its revolving credit facility, and letters of credit outstanding of $79,754, which reduced the availability under the revolving credit facility to $403,246. (The letters of credit generally have a term of one year or less.)  A commitment fee is charged on the unused portion of the revolver, payable in arrears. The current commitment fee rate is 0.150% per annum.

The interest rate on borrowings under the revolving credit facility is based, at the Company’s option, on an adjusted LIBOR rate, plus a margin, or an alternate base rate, plus a margin. The current margin is 0.75% and 0.0% per annum for the adjusted LIBOR and alternate base rate borrowings, respectively. The Company has elected to use the 90-day adjusted LIBOR rate and has the ability and intent to continue to use this rate on its hedged borrowings. Under the terms of the revolving credit facility, the interest rate spread (and commitment fee) is based on the Company’s credit rating.

Other

As of October 4, 2008, the Company also had $4,174 outstanding under an economic development note.

Guarantees and Covenants

The term loan and revolving credit facility are fully and unconditionally guaranteed by Advance Auto Parts, Inc. The Company’s debt agreements collectively contain covenants restricting its ability to, among other things: (1) create, incur or assume additional debt (including hedging arrangements), (2) incur liens or engage in sale-leaseback transactions, (3) make loans and investments, (4) guarantee obligations, (5) engage in certain mergers, acquisitions and asset sales, (6) change the nature of the Company’s business and the business conducted by its subsidiaries and (7) change the Company’s status as a holding company. The Company is required to comply with financial covenants with respect to a maximum leverage ratio and a minimum consolidated coverage ratio. The Company was in compliance with these covenants at October 4, 2008. The Company’s term loan and revolving credit facility also provide for customary events of default, covenant defaults and cross-defaults to its other material indebtedness.

7.	Hedging Activities:

The Company seeks to manage and mitigate cash flow risk on its variable rate debt via interest rate swaps. The fair value of the Company’s interest rate swaps at October 4, 2008 and December 29, 2007 reflected an unrecognized loss of $11,376 and $7,645, respectively. Any amounts received or paid under these hedges are recorded in the statement of operations during the accounting period the interest on the hedged debt is paid.

Based on the estimated current and future fair values of the hedge arrangements at October 4, 2008, the Company estimates amounts currently included in Accumulated other comprehensive income (loss) that will be

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Weeks Ended October 4, 2008 and October 6, 2007
(in thousands, except per share data)
(unaudited)

reclassified to earnings in the next 12 months will consist of a loss of $4,188 associated with the interest rate swaps.

The Company has executed interest rate swaps with certain counterparties. As a result of the deterioration and uncertainty in the credit markets, the Company may experience losses on these interest rate swaps in the event of a default by the counterparties.

8.	Stock Repurchase Program:

On May 15, 2008, the Company’s Board of Directors authorized a new $250,000 stock repurchase program. The new program cancelled and replaced the remaining portion of the Company’s previous $500,000 stock repurchase program (authorized on August 8, 2007). The program allows the Company to repurchase its common stock on the open market or in privately negotiated transactions from time to time in accordance with the requirements of the Securities and Exchange Commission.

During the twelve weeks ended October 4, 2008, the Company repurchased 1,372 shares of common stock at an aggregate cost of $53,623, or an average price of $39.09 per share. These shares were repurchased in accordance with the Company’s $250,000 stock repurchase program authorized by its Board of Directors in the second quarter of fiscal 2008. During the forty weeks ended October 4, 2008, the Company repurchased 6,136 shares of common stock at an aggregate cost of $216,471, or an average price of $35.28 per share, of which 4,564 shares of common stock were repurchased under the previous $500,000 stock repurchase program. Additionally, the Company settled $2,959 on shares repurchased prior to the end of fiscal 2007.

As of October 4, 2008, the Company had repurchased 1,573 shares of common stock at an aggregate cost of $61,089 under its $250,000 stock repurchase program resulting in $188,911 remaining under this program, excluding related expenses.

9.	Postretirement Plan:

The Company provides certain health and life insurance benefits for eligible retired team members through a postretirement plan, or Plan. These benefits are subject to deductibles, co-payment provisions and other limitations. The Plan has no assets and is funded on a cash basis as benefits are paid. The Company’s postretirement liability is calculated annually by a third-party actuary. The discount rate utilized at December 29, 2007 was 6.0%, and remained unchanged through the forty weeks ended October 4, 2008. The Company expects fiscal 2008 plan contributions to completely offset benefits paid, consistent with fiscal 2007.

The components of net periodic postretirement benefit cost for the twelve and forty weeks ended October 4, 2008, and October 6, 2007 respectively, are as follows:

	Twelve Weeks Ended		Forty Weeks Ended
	October 4,	October 6,	October 4,	October 6,
	2008	2007	2008	2007

Interest cost	$115	$127	$383	$423
Amortization of negative prior service cost	(134)	(134)	(447)	(447)
Amortization of unrecognized net gain	(3)	-	(10)	-
Net periodic postretirement benefit cost	$(22)	$(7)	$(74)	$(24)

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Weeks Ended October 4, 2008 and October 6, 2007
(in thousands, except per share data)
(unaudited)

10.	Share-Based Compensation Plans:

During the forty weeks ended October 4, 2008, the Company made a series of share-based award grants to employees under the Company’s long-term incentive plan, as well as to executives hired earlier in 2008. The share based-award grants were comprised of stock appreciation rights, or SARs, and shares of restricted stock (nonvested shares).  The Company granted 1,486 SARs, to be settled in the Company’s common stock at a weighted average conversion price of $34.90 per share. Based on the Black-Scholes option pricing model, the weighted average grant date fair value for the SARs awarded was $9.23 per share. Additionally, the Company granted 295 shares of restricted stock, which had a weighted average grant date fair value of $35.30 per share. This value was determined based on the ending market price of the Company’s common stock on the date of the grant.

The SARs granted during the forty weeks ended October 4, 2008 vest over a three-year period in equal installments beginning on the first anniversary of the grant date, with the exception of certain SARs awards granted to certain executives. Those grants provide for 25% of the SARs award granted to vest immediately with exercise restrictions during the first year, and the remainder of the award to vest in equal installments over the three-year period consistent with all other SARs granted.

Beginning in 2008, all new restricted stock awards granted vest over a three-year period in equal annual installments beginning on the first anniversary of the grant date with the exception of certain shares of restricted stock granted to certain executives. Those shares vest at the end of a three-year period following the grant date. Shares of restricted stock granted during the prior year also vest at the end of the three-year period following the grant date. During this period, holders of restricted stock are entitled to dividend and voting rights. Shares of restricted stock are restricted until they vest and cannot be sold until the restriction has lapsed.

As of October 4, 2008, there was $22,563 of unrecognized compensation expense related to all share-based awards that is expected to be recognized over a weighted average of 1.9 years. Unrecognized compensation expense includes adjustments made for award forfeitures from departing executives and other employees. The Company recognized $13,405 and $14,318 of share-based compensation expense for the forty weeks ended October 4, 2008 and October 6, 2007, respectively.

11.	Fair Value Measurements:

As previously discussed, the Company adopted SFAS No. 157, which defines fair value, establishes a framework for measuring fair value and expands disclosure requirements. SFAS No. 157 defines fair value as the price that would be received to sell an asset, or paid to transfer a liability (an exit price), in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date (with no compulsion to buy or sell).

Our financial assets and liabilities measured at fair value are grouped in three levels. The levels prioritize the inputs used to measure the fair value of these assets or liabilities. These levels are:

•	Level 1 – Unadjusted quoted prices that are available in active markets for identical assets or liabilities at the measurement date.
•
Level 2 – Inputs other than quoted prices that are observable for assets and liabilities at the measurement date, either directly or indirectly. These inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Weeks Ended October 4, 2008 and October 6, 2007
(in thousands, except per share data)
(unaudited)

markets that are less active, inputs other than quoted prices that are observable for the asset or liability or corroborated by other observable market data.
•
Level 3 – Unobservable inputs for assets or liabilities that are not able to be corroborated by observable market data and reflect the use of a reporting entity’s own assumptions. These values are generally determined using pricing models for which the assumptions utilize management’s estimates of market participant assumptions.

The following financial liabilities were measured at fair value on a recurring basis during the forty weeks ended October 4, 2008:

		Fair Value Measurements at Reporting Date Using
	October 4, 2008	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Interest rate swaps	$11,376	$-	$11,376	$-

The fair value of the Company’s interest rate swaps is mainly based on observable interest rate yield curves for similar instruments.

As of October 4, 2008 and December 29, 2007, the Company also reported additional financial assets and liabilities at their respective carrying amounts which included cash and cash equivalents, receivables, bank overdrafts, accounts payable, financed vendor accounts payable and current portion of long-term debt. The carrying amount approximates fair value because of the short maturity of those instruments. As of October 4, 2008 and December 29, 2007, the fair value of the Company’s long-term debt with a carrying value of $470,494 and $505,062, respectively, was approximately $389,500 and $502,000, respectively, and was based on similar long-term debt issues available to the Company as of that date.

12.	Comprehensive Income:

The Company includes in comprehensive income the changes in fair value of the Company’s interest rate swaps and changes in net unrecognized other postretirement benefit costs.

Comprehensive income for the twelve and forty weeks ended October 4, 2008 and October 6, 2007 is as follows:

	Twelve Weeks Ended		Forty Weeks Ended
	October 4, 2008	October 6, 2007	October 4, 2008	October 6, 2007

Net income	$56,155	$59,040	$213,627	$203,565
Unrealized loss on hedge
arrangements, net of tax	(1,730)	(3,044)	(2,271)	(889)
Changes in net unrecognized other
postretirement benefit cost, net of tax	(84)	(83)	(279)	(275)
Comprehensive income	$54,341	$55,913	$211,077	$202,401

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Weeks Ended October 4, 2008 and October 6, 2007
(in thousands, except per share data)
(unaudited)

13.	Segment and Related Information:

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

The following table summarizes financial information for each of the Company's business segments for the twelve and forty weeks ended October 4, 2008 and October 6, 2007, respectively.

	Twelve Week Periods Ended		Forty Week Periods Ended
	October 4,	October 6,	October 4,	October 6,
	2008	2007	2008	2007
Net sales
AAP	$1,146,516	$1,124,110	$3,822,585	$3,692,208
AI	41,436	33,933	127,282	103,814
Total net sales	$1,187,952	$1,158,043	$3,949,867	$3,796,022

Income (loss) before provision (benefit) for
income taxes
AAP	$87,143	$92,186	$337,667	$327,475
AI	1,859	578	3,933	(24)
Total income (loss) before provision (benefit) for
income taxes	$89,002	$92,764	$341,600	$327,451

Provision (benefit) for income taxes
AAP	$32,065	$33,483	$126,343	$123,897
AI	782	241	1,630	(11)
Total provision (benefit) for income taxes	$32,847	$33,724	$127,973	$123,886

Segment assets
AAP	$2,850,789	$2,623,256	$2,850,789	$2,623,256
AI	157,470	143,310	157,470	143,310
Total segment assets	$3,008,259	$2,766,566	$3,008,259	$2,766,566

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our consolidated historical results of operations and financial condition should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this report. Our first quarter consists of 16 weeks divided into four equal periods. Our remaining three quarters consist of 12 weeks with each quarter divided into three equal periods. Fiscal 2008 is an exception to this rule with the fourth quarter containing 13 weeks due to our 53-week fiscal year.

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
• reduced consumer spending on discretionary items due to current deteriorating economic conditions;
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
• deteriorating and uncertain credit markets could negatively impact our merchandise vendors, as well as our ability to secure additional capital in the future;
• our relationship with our vendors;
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

Management Overview

We primarily operate within the United States automotive aftermarket industry, which includes replacement parts (excluding tires), accessories, maintenance items, batteries and automotive chemicals for cars and light trucks (pickup trucks, vans, minivans and sport utility vehicles). We currently are the second largest specialty retailer of automotive parts, accessories and maintenance items to "do-it-yourself," or DIY, and commercial customers in the United States, based on store count and sales.

We operate in two reportable segments: Advance Auto Parts, or AAP, and Autopart International, or AI.  The AAP segment is comprised of our store operations within the United States, Puerto Rico and the Virgin Islands which operate under the trade names “Advance Auto Parts,” “Advance Discount Auto Parts” and “Western Auto.” The AI segment consists solely of the operations of Autopart International, Inc., which operates as an independent, wholly-owned subsidiary. As of October 4, 2008, we operated a total of 3,352 stores. For additional information regarding our segments, see Note 13, Segments and Related Information, of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Third Quarter Highlights

Our third quarter financial results were adversely impacted by a challenging economic environment, volatility in the financial and credit markets, disruptions from hurricanes and the resulting gas shortages in the Southeast. Highlights from our third quarter include:

•
We recorded earnings per diluted share of $0.59 compared to $0.57 for the same quarter of fiscal 2007. This 3.5% increase was driven by a reduced share count as a result of 8.1 million shares repurchased over the past four quarters.

•
Our sales increased 2.6% during the third quarter which was primarily due to contributions from the 124 net new AAP and AI stores opened within the last four quarters partially offset by a comparable store sales decrease of 0.1%.

•	We generated operating cash flow of $375.8 million for the forty weeks ended October 4, 2008, a decrease of $1.9 million over the comparable period the last four quarters.

•
We repurchased 1.4 million shares of common stock for $53.6 million under our $250 million stock repurchase program. During the forty weeks ended October 4, 2008, we repurchased 6.1 million shares for $216.5 million at an average price of $35.28 per share, of which 4.6 million shares were repurchased under our previous $500 million stock repurchase program.

Update on Turnaround Strategies
Although our third quarter financial results were below our expectations, we believe we are making progress on our key turnaround strategies. As announced earlier in 2008, our key turnaround strategies are:

➢	Commercial Acceleration
➢	DIY Transformation
➢	Availability Excellence
➢	Superior Experience

Each of the four strategies is at a different stage of progress. We believe these strategies will enable us to grow top-line sales per square foot, a key driver to help us to ultimately meet our previously announced goal of $10 billion in sales in the next five years.

Our progress in the Commercial Acceleration strategy is evident as we have experienced double digit comparable sales increases over the last three quarters. For the third quarter, we experienced a 10.8% comparable store sales increase in our commercial sales. We have already added more parts to our stores with commercial programs, including key brands which are highly respected and preferred by our commercial customers. Another key component of the Commercial Acceleration strategy is developing a sales force to drive our commercial business. We are also testing other initiatives which will be rolled out on a larger scale that meet the needs of our commercial customers while driving shareholder value.

The initial focus of the DIY Transformation strategy is to turnaround our current DIY sales trends utilizing targeted initiatives.  Our third quarter DIY comparable sales decrease of 4.1% was more representative of the DIY sales trend prior to our second quarter, which was favorably impacted by the tax stimulus checks. During the third quarter, we completed a 100-day assessment of our DIY business where a representative group of management and field team members worked closely together and concluded that we must continue to focus on initiatives such as attachment selling, parts availability and proper scheduling of our store team members. Additionally, we have identified certain areas where we are experiencing positive DIY sales results which provide us an opportunity to utilize those best practices across the entire DIY business.

Our ability to achieve successful results in our Commercial Acceleration and DIY Transformation strategies is dependent upon our Availability Excellence and Superior Experience strategies.

The Availability Excellence strategy represents our commitment to enhance the parts availability in our stores to better serve both our commercial and DIY customers. This strategy incorporates our supply chain and logistics network capabilities, space management and merchandising initiatives. We are making progress on the parts availability initiative as the merchandising and inventory management teams partner with the commercial and DIY teams to accelerate sales growth. We have also made progress in other initiatives, including the restructuring of our merchandising department into an integrated operating model, the completion of an initial phase of a new category management process and the roll-out of a new price optimization tool. As previously announced, we are also implementing an Oracle merchandising system over a multi-year timeframe which will serve as a key upgrade to our current merchandising systems. We will continue to measure progress in our Availability Excellence strategy, using productivity metrics such as sales per square foot and gross margin return on inventory.

 Superior Experience is centered around our store operations and customer service. The leaders of this area will be re-engineering the store experience and store operations as well as better understanding what the customer ultimately wants. We have begun to evaluate our customer service through the measurement of team member engagement and customer satisfaction. We believe we will gain valuable information from these results which will drive improvement in our results in future quarters.

Our financial results have been up and down over the forty week period ended October 4, 2008 as sales decelerated sharply during the first part our third quarter. Our outlook is cautious for the remainder of 2008 given the current economic environment. We are still in the early stages of implementing our four key turnaround strategies. We are committed to making the necessary investments for the long-term success of the Company.

Consolidated Operating Results and Key Statistics and Metrics

The following table highlights certain consolidated operating results and key statistics and metrics for the twelve and forty weeks ended October 4, 2008 and October 6, 2007, respectively, and fiscal years ended December 29, 2007 and December 30, 2006.  We will use these key statistics and metrics to measure the financial progress of our turnaround strategies.

	Twelve Weeks Ended		Forty Weeks Ended		Fiscal Years Ended
	October 4,	October 6,	October 4,	October 6,	December 29,	December 30,
	2008	2007	2008	2007	2007	2006
Operating Results:
Total net sales (in 000s)	$1,187,952	$1,158,043	$3,949,867	$3,796,022	$4,844,404	$4,616,503
Total commercial net sales (in 000s)	$359,420	$314,052	$1,155,588	$1,002,498	$1,290,602	$1,155,953
Comparable store net sales growth (1)	(0.1%)	1.0%	1.1%	1.0%	0.7%	1.6%
DIY comparable store net sales growth (1)	(4.1%)	(1.2%)	(2.6%)	(0.6%)	(1.1%)	(0.8%)
Commercial comparable store net sales growth (1)	10.8%	7.5%	11.6%	5.6%	6.2%	10.7%
Gross profit	48.6%	47.9%	48.6%	48.1%	47.9%	47.7%
Selling, general & administrative expenses (SG&A)	40.5%	39.3%	39.3%	38.8%	39.3%	39.0%
Operating margin	8.1%	8.7%	9.3%	9.3%	8.6%	8.7%
Diluted earnings per share	$0.59	$0.57	$2.23	$1.92	$2.28	$2.16

Key Statistics and Metrics:
Number of stores, end of period	3,352	3,228	3,352	3,228	3,261	3,082
Total store square footage, end of period (in 000s)	24,627	23,771	24,627	23,771	23,982	22,753
Total team members, end of period	47,886	45,476	47,886	45,476	44,141	44,421
Average net sales per store (in 000s)(2)	$1,519	$1,538	$1,519	$1,538	$1,527	$1,551
Average net sales per square foot (2)	$207	$209	$207	$209	$207	$210
Operating income per team member (in 000s)(2)(3)	$9.25	$9.22	$9.25	$9.22	$9.40	$9.29
SG&A expenses per store (in 000s) (2)	$603	$604	$603	$604	$601	$604
Gross margin return on inventory (2)(4)	$3.55	$3.47	$3.55	$3.47	$3.39	$3.38

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

Store Development by Segment

AAP Segment

At October 4, 2008, we operated 3,227 AAP stores within the United States, Puerto Rico and the Virgin Islands. We operated 3,197 stores throughout 40 states in the Northeastern, Southeastern and Midwestern regions of the United States. These stores operated under the “Advance Auto Parts” trade name except for certain stores in the state of Florida, which operated under the “Advance Discount Auto Parts” trade name. These stores offer a broad selection of brand name and proprietary automotive replacement parts, accessories and maintenance items for domestic and imported cars and light trucks. In addition, we operated 30 stores under the “Western Auto” and “Advance Auto Parts” trade names, located Offshore.

The following table sets forth information about our AAP stores during the twelve and forty weeks ended October 4, 2008, including the number of new, closed and relocated stores and stores with commercial programs that deliver products to our commercial customers’ place of business. We lease approximately 81% of our AAP stores.

	Twelve	Forty
	Weeks Ended	Weeks Ended
	October 4,	October 4,
	2008	2008
Number of stores at beginning of period	3,203	3,153
New stores	27	83
Closed stores	(3)	(9)
Number of stores, end of period	3,227	3,227
Relocated stores	1	8
Stores with commercial programs	2,710	2,710

AI Segment

At October 4, 2008, we operated 125 AI stores in the Northeastern region of the United States under the “Autopart International” trade name. These stores offer a broad selection of brand name and proprietary automotive replacement parts, accessories and maintenance items for domestic and imported cars and light trucks, with a greater focus on imported parts. AI primarily serves the commercial market from its retail locations and additionally through a wholesale distribution network.

The following table sets forth information about our AI stores, including the number of new and closed stores, during the twelve and forty weeks ended October 4, 2008. We lease 100% of our AI stores.

	Twelve	Forty
	Weeks Ended	Weeks Ended
	October 4,	October 4,
	2008	2008
Number of stores at beginning of period	122	108
New stores	3	17
Closed stores	-	-
Number of stores, end of period	125	125
Stores with commercial programs	125	125

As previously disclosed in our Form 10-K for the year ended December 29, 2007, we anticipate that we will add a total of approximately 115 new AAP and AI stores during 2008 primarily through new store openings.

Critical Accounting Policies

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Our discussion and analysis of the financial condition and results of operations are based on these financial statements. The preparation of these financial statements requires the application of accounting policies in addition to certain estimates and judgments by our management. Our estimates and judgments are based on currently available information, historical results and other assumptions we believe are reasonable. Actual results could differ from these estimates. During the twelve and forty weeks ended October 4, 2008, we consistently applied the critical accounting policies discussed in our Annual Report on Form 10-K for the year ended December 29, 2007. For a complete discussion regarding these critical accounting policies, refer to the 2007 Annual Report on Form 10-K.

Components of Statement of Operations

Net Sales

Net sales consist primarily of merchandise sales from our retail store locations to our DIY and commercial customers. Our total sales growth is comprised of both comparable store sales and new store sales. We calculate comparable store sales growth based on the change in store sales starting once a store has been open for 13 complete accounting periods (approximately one year). We include sales from relocated stores in comparable store sales from the original date of opening. Beginning in 2008, we also include in comparable store sales the net sales from the Offshore and AI stores. The comparable periods have been adjusted accordingly.

Cost of Sales

Our cost of sales consists of merchandise costs, net of incentives under vendor programs, inventory shrinkage, defective merchandise and warranty costs, and warehouse and distribution expenses. Gross profit as a percentage of net sales may be affected by variations in our product mix, price changes in response to competitive factors and fluctuations in merchandise costs, vendor programs, inventory shrinkage, defective merchandise and warranty costs and warehouse and distribution costs. We seek to avoid fluctuations in merchandise costs and the instability of supply by entering into long-term purchase agreements with vendors, without minimum purchase volume requirements, when we believe it is advantageous. Our gross profit may not be comparable to those of our competitors due to differences in industry practice regarding the classification of certain costs. See Note 1 in our condensed consolidated financial statements for additional discussion of these costs.

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

Results of Operations

The following table sets forth certain of our operating data expressed as a percentage of net sales for the periods indicated.

	Twelve Week Periods Ended		Forty Week Periods Ended
	(unaudited)		(unaudited)
	October 4,	October 6,	October 4,	October 6,
	2008	2007	2008	2007
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales, including purchasing and
warehousing costs	51.4	52.1	51.4	51.9
Gross profit	48.6	47.9	48.6	48.1
Selling, general and administrative expenses	40.5	39.3	39.3	38.8
Operating income	8.1	8.7	9.3	9.3
Interest expense	(0.6)	(0.7)	(0.7)	(0.6)
Other (loss) income, net	(0.0)	0.0	(0.0)	0.0
Provision for income taxes	2.8	2.9	3.2	3.3
Net income	4.7%	5.1%	5.4%	5.4%

Twelve Weeks Ended October 4, 2008 Compared to Twelve Weeks Ended October 6, 2007

Net sales for the twelve weeks ended October 4, 2008 were $1,188.0 million, an increase of $29.9 million, or 2.6%, as compared to net sales for the twelve weeks ended October 6, 2007. The net sales increase was due to contributions from the 124 net new AAP and AI stores opened within the last four quarters partially offset by a comparable store sales decrease of 0.1%. AAP produced sales of $1,146.6 million, an increase of $22.4 million, or 2.0%. AAP’s sales increase was primarily driven by sales from the 103 net new stores opened within the last four quarters partially offset by a 0.3% comparable store sales decrease. The AAP comparable store sales decrease was driven by a decrease in DIY customer count partially offset by (i) an increase in average ticket sales by our DIY customers and (ii) an increase in average ticket sales and customer traffic in our commercial business. AI produced sales of $41.4 million, an increase of $7.5 million, or 22.1%. AI’s sales increase was primarily driven by an 8.6% comparable store sales increase and sales from 21 net new stores opened within the last four quarters.

Gross profit for the twelve weeks ended October 4, 2008 was $577.1 million, or 48.6% of net sales, as compared to $555.1 million, or 47.9% of net sales, for the twelve weeks ended October 6, 2007, or an increase of 65 basis points. The increase in gross profit as a percentage of net sales was primarily due to more effective pricing, improved shrinkage rates and higher sales from AI, which generated a higher gross profit rate.

Selling, general and administrative expenses increased to $481.2 million, or 40.5% of net sales, for the twelve weeks ended October 4, 2008, from $454.7 million, or 39.3% of net sales, for the twelve weeks ended October 6, 2007, or an increase of 124 basis points. The increase in selling, general and administrative expenses as a percentage of sales was primarily driven by higher investments in strategic initiatives, flat comparable store sales and the inability to quickly adjust variable expenses to decelerating sales trends from the second quarter. Partially offsetting these increases were lower medical expenses, reduced advertising and the absence of expenses incurred during the prior year third quarter related to asset impairments and severance.

Operating income for the twelve weeks ended October 4, 2008 was $95.9 million, or 8.1% of net sales, as compared to $100.4 million, or 8.7% of net sales, for the twelve weeks ended October 6, 2007, representing a decrease of 4.5%. This decrease in operating income, as a percentage of net sales, reflected higher selling, general and administrative expenses as previously discussed partially offset by an increase in gross profit. AAP produced operating income of $94.0 million, or 8.2% of net sales, for the twelve weeks ended October 4, 2008 as compared to $99.8 million, or 8.9% of net sales, for the twelve weeks ended October 6, 2007. AI generated operating income of

$1.9 million for the twelve weeks ended October 4, 2008 as compared to $0.6 million for the comparable period last year. AI’s operating income increased primarily due to the positive sales results during the quarter and a decrease in payroll expense as a percentage of sales.

Interest expense for the twelve weeks ended October 4, 2008 was $6.7 million, or 0.6% of net sales, as compared to $8.0 million, or 0.7% of net sales, for the twelve weeks ended October 6, 2007. The decrease in interest expense as a percentage of sales is a result of lower average borrowing rates partially offset by our higher average outstanding borrowings during the twelve weeks ended October 4, 2008 compared to the same period ended October 6, 2007.

Income tax expense for the twelve weeks ended October 4, 2008 was $32.8 million, as compared to $33.7 million for the twelve weeks ended October 6, 2007. Our effective income tax rate was 36.9% for the twelve weeks ended October 4, 2008 compared to 36.4% for the same period ended October 6, 2007.

We generated net income of $56.2 million, or $0.59 per diluted share, for the twelve weeks ended October 4, 2008, as compared to $59.0 million, or $0.57 per diluted share, for the twelve weeks ended October 6, 2007. As a percentage of net sales, net income for the twelve weeks ended October 4, 2008 was 4.7%, as compared to 5.1% for the twelve weeks ended October 6, 2007. The increase in diluted earnings per share was due to a reduced share count as a result of the shares repurchased during the last year.

Forty Weeks Ended October 4, 2008 Compared to Forty Weeks Ended October 6, 2007

Net sales for the forty weeks ended October 4, 2008 were $3,949.9 million, an increase of $153.8 million, or 4.1%, as compared to net sales for the forty weeks ended October 6, 2007. The net sales increase was due to an increase in comparable store sales of 1.1% and contributions from the 124 net new AAP and AI stores opened within the last four quarters. AAP produced sales of $3,822.6 million, an increase of $130.4 million, or 3.5%. AAP’s sales increase was primarily driven by a 0.9% comparable store sales increase and sales from the 103 net new stores opened within the last four quarters. The AAP comparable store sales increase was driven by (i) an increase in average ticket sales and customer traffic in our commercial business and (ii) an increase in average ticket sales by our DIY customers offset by a decrease in DIY customer count. AI produced sales of $127.3 million, an increase of $23.5 million, or 22.6%. AI’s sales increase was primarily driven by a 10.1% comparable store sales increase and sales from 21 net new stores opened within the last four quarters.

Gross profit for the forty weeks ended October 4, 2008 was $1,921.4 million, or 48.6% of net sales, as compared to $1,827.4 million, or 48.1% of net sales, for the forty weeks ended October 6, 2007, or an increase of 51 basis points. The increase in gross profit as a percentage of net sales was driven by lower supply chain and logistics costs gained primarily through efficiencies of handling more inventory in our distribution centers and more effective pricing.

Selling, general and administrative expenses increased to $1,553.3 million, or 39.3% of net sales, for the forty weeks ended October 6, 2008, from $1,474.5 million, or 38.8% of net sales, for the forty weeks ended October 6, 2007, or an increase of 48 basis points. The increase in selling, general and administrative expenses as a percentage of sales was driven by higher investments in strategic initiatives, increased incentive compensation and higher gasoline costs. Partially offsetting these items were costs savings realized from cost reduction initiatives we completed in fiscal 2007.

Operating income for the forty weeks ended October 4, 2008 was $368.1 million, or 9.3% of net sales, as compared to $352.9 million, or 9.3% of net sales, for the forty weeks ended October 6, 2007, remaining flat. AAP produced operating income of $364.2 million, or 9.5% of net sales, for the forty weeks ended October 4, 2008 as compared to $352.9 million, or 9.6% of net sales, for the forty weeks ended October 6, 2007. AI generated operating income of $3.9 million for the forty weeks ended October 4, 2008 as compared to no operating income for the comparable period last year. Operating income increased primarily due to AI’s positive sales results and a decrease in payroll expense as a percentage of sales.

Interest expense for the forty weeks ended October 4, 2008 was $26.2 million, or 0.7% of net sales, as compared to $26.6 million, or 0.6% of net sales, for the forty weeks ended October 6, 2007. The increase in interest expense as a percentage of net sales is a result of higher average outstanding borrowings partially offset by our lower average borrowing rates during the forty weeks ended October 4, 2008 compared to the same period ended October 6, 2007.

Income tax expense for the forty weeks ended October 4, 2008 was $128.0 million, as compared to $123.9 million for the forty weeks ended October 6, 2007. Our effective income tax rate was 37.5% for the forty weeks ended October 4, 2008 compared to 37.8% for the same period ended October 6, 2007.

We generated net income of $213.6 million, or $2.23 per diluted share, for the forty weeks ended October 4, 2008, as compared to $203.6 million, or $1.92 per diluted share, for the forty weeks ended October 6, 2007. As a percentage of net sales, net income was 5.4% for both the forty weeks ended October 4, 2008 and October 6, 2007. The increase in diluted earnings per share was primarily due to a reduced share count as a result of the shares repurchased during the last year as well as an increase in operating income.

Liquidity and Capital Resources

Our primary cash requirements include the purchase of inventory, contractual obligations, and capital expenditures as well as the payment of quarterly cash dividends. In addition, we have used available funds to repurchase shares of common stock under our stock repurchase program and to repay borrowings under our credit facility. We have funded these requirements primarily through cash generated from operations supplemented by borrowings under our credit facilities as needed. We believe funds generated from our expected results of operations, available cash and cash equivalents and available borrowings under our revolving credit facility will be sufficient to fund our primary obligations for the next year.

At October 4, 2008, our cash and cash equivalents balance was $21.3 million, an increase of $6.7 million compared to December 29, 2007. This increase resulted from additional cash flow from lower capital expenditures, partially offset by the return of capital to our shareholders through the repurchase of common stock during the forty weeks ended October 4, 2008. Additional discussion of our cash flow results is set forth in the Analysis of Cash Flows section.

At October 4, 2008, our outstanding indebtedness was $34.5 million lower when compared to December 29, 2007 and consisted of borrowings of $267.0 million under our revolving credit facility, $200.0 million under our term loan, and $4.2 million outstanding on an economic development note. Additionally, we had $79.8 million in letters of credit outstanding, which reduced our total availability under the revolving credit facility to $403.2 million.

During the forty weeks ended October 4, 2008, we paid $23.2 million in quarterly cash dividends. Subsequent to October 4, 2008, our Board of Directors declared a quarterly dividend of $0.06 per share to be paid on January 9, 2009 to all common stockholders of record as of December 26, 2008.

Capital Expenditures

Our primary capital requirements have been the funding of our continued store expansion program, including new store openings and store acquisitions, store relocations, store remodels prior to 2008, maintenance of existing stores, the construction and upgrading of distribution centers, the development of proprietary information systems and purchased information systems. During the forty weeks ended October 4, 2008, we opened 83 AAP and 17 AI stores and relocated eight AAP stores. Our capital expenditures were $137.0 million for the forty weeks ended October 4, 2008.

Our future capital requirements will depend in large part on the number of and timing for new stores we open or acquire within a given year and the number of stores we relocate and remodel. As previously disclosed in our Form 10-K for the year ended December 29, 2007, we anticipate adding 100 new AAP and 15 AI stores, relocating 10 to 20 AAP stores and spending $170 million to $190 million on capital expenditures in fiscal 2008. We do not plan to remodel any stores under the 2010 remodel program in fiscal 2008. We also plan to make continued investments in the maintenance of our existing stores and logistics network as well as investing in new information systems to support our turnaround strategies, including our parts availability initiative.

Vendor Financing Program

Historically, we have negotiated extended payment terms from suppliers that help finance inventory growth, and we believe that we will be able to continue financing much of our inventory growth through such extended payment terms. We have a short-term financing program with a bank for certain merchandise purchases. In substance, the program allows us to borrow money from the bank to finance purchases from our vendors. This program allows us to reduce our working capital invested in current inventory levels and finance future inventory growth. Our revolving credit facility and term loan do not restrict availability under this program. At October 4, 2008, $181.9 million was payable to the bank by us under this program.

Subsequent to October 4, 2008, we entered into a customer-managed services agreement with a third party to provide an accounts payable tracking system which facilitates participating suppliers’ ability to finance payment obligations from us with designated third-party financial institutions. Participating suppliers may, at their sole discretion, make offers to finance one or more payment obligations of the Company prior to their scheduled due dates at a discounted price to participating financial institutions. Our goal in entering into this arrangement is to capture overall supply chain savings, in the form of pricing, payment terms or vendor funding, created by facilitating suppliers’ ability to finance payment obligations at more favorable discount rates, while providing them with greater working capital flexibility.

The recent deterioration in the credit markets may adversely impact our ability to secure funding for any these programs which would reduce our anticipated savings from these programs.

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

During the twelve weeks ended October 4, 2008, we repurchased 1.4 million shares of common stock at an aggregate cost of $53.6 million, or an average price of $39.09 per share, in accordance with our $250 million stock repurchase program. During the forty weeks ended October 4, 2008, we repurchased 6.1 million shares of common stock at an aggregate cost of $216.5 million, or an average price of $35.28 per share, of which 4.6 million shares of common stock were repurchased under the previous $500 million stock repurchase program. Additionally, we settled $3.0 million on shares repurchased prior to the end of fiscal 2007.

As of October 4, 2008, we had repurchased 1.6 million shares of common stock at an aggregate cost of $61.1 million under our $250 million stock repurchase program resulting in $188.9 million remaining under this program, excluding related expenses.

Analysis of Cash Flows

An analysis of our cash flows for the forty week period ended October 4, 2008 as compared to the forty week period ended October 6, 2007 is included below.

	Forty Week Periods Ended
	October 4, 2008	October 6, 2007
	(in millions)

Cash flows from operating activities	$375.8	$377.8
Cash flows from investing activities	(134.0)	(138.1)
Cash flows from financing activities	(235.1)	(236.0)
Net increase in cash and
cash equivalents	$6.7	$3.7

Operating Activities

For the forty weeks ended October 4, 2008, net cash provided by operating activities decreased $1.9 million to $375.8 million, as compared to the forty weeks ended October 6, 2007. This net decrease in operating cash was driven primarily by:

•	an increase in net income of $10.1 million during the forty weeks ended October 4, 2008 as compared to the comparable period in 2007;
•	a $19.7 million decrease in benefit for deferred income taxes;
•	a $7.8 million decrease in net losses on disposals of property and equipment, net;
•
a $110.4 million increase in inventory driven by our parts availability initiative and initial build-up in certain premium branded products offset almost entirely by an increase in accounts payable of $108.4 million as a result of partnering with our suppliers and extending accounts payable terms; and

•	an overall decrease in other working capital.

Investing Activities

For the forty weeks ended October 4, 2008, net cash used in investing activities decreased by $4.1 million to $134.0 million, as compared to the forty weeks ended October 6, 2007. The decrease in cash used was primarily from a reduction in store development.

Financing Activities

For the forty weeks ended October 4, 2008, net cash used in financing activities decreased by $0.8 million to $235.1 million, as compared to the forty weeks ended October 6, 2007.

Cash flows from financing activities increased primarily as result of:

•	an increase in net borrowings under our term loan and revolving credit facility of $13.2 million.

Cash flows from financing activities decreased primarily as result of:

•	an additional $8.2 million of common stock repurchases under our stock repurchase program; and
•	a decrease of $5.2 million from the issuance of common stock, primarily resulting from the decrease in exercise of stock options.

Off-Balance-Sheet Arrangements

As of October 4, 2008, we had no off-balance-sheet arrangements as defined in Regulation S-K Item 303 of the SEC regulations. We include other off-balance-sheet arrangements in our contractual obligation table including operating lease payments, interest payments on our credit facility and letters of credit outstanding.

Contractual Obligations

As of October 4, 2008, there were no material changes to our outstanding contractual obligations as described in our Annual Report on Form 10-K for the year ended December 29, 2007. For information regarding our contractual obligations see “Contractual Obligations” in the Company’s Annual Report on Form 10-K for the year ended December 29, 2007.

Long Term Debt

Term Loan

As of October 4, 2008, we had borrowed $200 million under our unsecured four-year term loan. We entered into the term loan on December 4, 2007, with our wholly-owned subsidiary, Advance Stores Company, Incorporated, or Stores, serving as borrower. As of December 29, 2007, we had borrowed $50 million under the term loan. The entire $200 million of proceeds from this term loan were used to repurchase shares of our common stock under our stock repurchase program. The term loan terminates on October 5, 2011.

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

Revolving Credit Facility

In addition to the term loan, we have a $750 million unsecured five-year revolving credit facility with Stores serving as the borrower. The revolving credit facility also provides for the issuance of letters of credit with a sub limit of $300 million, and swingline loans in an amount not to exceed $50 million. We may request, subject to agreement by one or more lenders, that the total revolving commitment be increased by an amount not exceeding $250 million (up to a total commitment of $1 billion) during the term of the credit agreement. Voluntary prepayments and voluntary reductions of the revolving balance are permitted in whole or in part, at our option, in minimum principal amounts as specified in the revolving credit facility.  The revolving credit facility terminates on October 5, 2011.

As of October 4, 2008, we had $267.0 million outstanding under our revolving credit facility, and letters of credit outstanding of $79.8 million, which reduced the availability under the revolving credit facility to $403.2 million. (The letters of credit generally have a term of one year or less.)  A commitment fee is charged on the unused portion of the revolver, payable in arrears. The current commitment fee rate is 0.150% per annum.

The interest rate on borrowings under the revolving credit facility is based, at our option, on an adjusted LIBOR rate, plus a margin, or an alternate base rate, plus a margin. The current margin is 0.75% and 0.0% per annum for the adjusted LIBOR and alternate base rate borrowings, respectively. We have elected to use the 90-day adjusted LIBOR rate and have the ability and intent to continue to use this rate on our hedged borrowings. Under the terms of the revolving credit facility, the interest rate spread (and commitment fee) is based on our credit rating.

Other

As of October 4, 2008, we also had $4.2 million outstanding under an economic development note. At October 4, 2008, we also had interest rate swaps in place that effectively fixed our interest rate on approximately 60% of our long-term debt.

Guarantees and Covenants

The term loan and revolving credit facility are fully and unconditionally guaranteed by Advance Auto Parts, Inc. Our debt agreements collectively contain covenants restricting our ability to, among other things: (1) create, incur or assume additional debt (including hedging arrangements), (2) incur liens or engage in sale-leaseback transactions, (3) make loans and investments, (4) guarantee obligations, (5) engage in certain mergers, acquisitions and asset sales, (6) change the nature of our business and the business conducted by our subsidiaries and (7) change our status as a holding company. We are required to comply with financial covenants with respect to a maximum leverage ratio and a minimum consolidated coverage ratio. We were in compliance with these covenants at October 4, 2008. Our term loan and revolving credit facility also provide for customary events of default, covenant defaults and cross-defaults to our other material indebtedness.

Credit Ratings

At October 4, 2008, we had a credit rating from Standard & Poor’s of BB+ and a credit rating of Ba1 from Moody’s Investor Service. The current outlook by Standard & Poor’s and Moody’s is negative and stable, respectively, but does not affect our current credit ratings. The current pricing grid used to determine our borrowing rates under our term loan and revolving credit facility is based on our credit ratings. If these credit ratings decline, our interest expense may increase. Conversely, if these credit ratings improve, our interest expense may decrease. If our credit ratings decline, our access to financing may become more limited.

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

New Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position, or FSP, EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the earnings allocation in computing earnings per share under the two-class method as described in Statement of Financial Accounting Standards, or SFAS, No. 128, “Earnings per Share.” Under the guidance of FSP EITF 03-6-1, nonvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings-per-share pursuant to the two-class method.  FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and all prior-period earnings per share data presented shall be adjusted retrospectively.  Early application is not permitted. We are currently evaluating the impact of adopting FSP EITF 03-6-1.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of SFAS No. 133.”  SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance and cash flows. Entities are required to provide enhanced disclosures about: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are evaluating the impact the adoption of SFAS No. 161 will have on our consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position No. FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13.” FSP No. FAS 157-1 amends SFAS No. 157, “Fair Value Measurements,” to exclude SFAS No. 13, “Accounting for Leases,” and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS No. 13. However, this scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under SFAS No. 141 or No. 141(R), Business Combinations (revised 2007), regardless of whether those assets and liabilities are related to leases. The FSP will be effective upon the full adoption of SFAS 157 during the first quarter of fiscal 2009 and will not have a material impact on our financial position, results of operations or cash flows.

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

Effective December 30, 2007, we adopted FASB Staff Position No. FIN 39-1, “Amendment of FASB Interpretation No. 39,” or FSP 39-1. FSP 39-1 amends FASB Interpretation No. 39, Offsetting of Amounts

Related to Certain Contracts (“FIN 39”), to require a reporting entity to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement that have been offset in accordance with FIN 39. FSP No. 39-1 also amends FIN 39 for certain terminology modifications. Upon adoption of FSP No. 39-1, we did not change our accounting policy of not offsetting fair value amounts recognized for derivative instruments under master netting arrangements. The adoption of FSP No. 39-1 did not have an impact on our financial position, results of operations or cash flows.

Effective December 30, 2007, we adopted the provisions of SFAS No. 157, “Fair Value Measurements” on our financial assets and liabilities subject to the deferral provisions of FSP 157-2. SFAS No. 157 clarifies the definition of fair value, establishes a framework for defining fair value as it relates to other accounting pronouncements that require or permit fair value measurements, and expands the disclosures of fair value measurements. The adoption of SFAS 157 did not have any impact on our financial condition, results of operations or cash flows. We did not apply the provisions of SFAS No. 157 for nonfinancial assets and liabilities except for those recognized or disclosed on a recurring basis (at least annually) as allowed by the issuance of FSP 157-2. We will fully adopt the provisions of SFAS 157 effective during our first quarter of fiscal 2009.

The deferral provided by FSP No. 157-2 applies to such items as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) and nonfinancial long-lived asset groups measured at fair value for an impairment assessment.  We are evaluating the impact FSP No. 157-2 will have on our nonfinancial assets and liabilities that are measured at fair value, but are recognized or disclosed at fair value on a nonrecurring basis.

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

In February 2008, the FASB issued FASB Staff Position No. FAS 158-1, “Conforming Amendments to the Illustrations in FASB Statements No. 87, No. 88, and No. 106 and to the Related Staff Implementation Guides.” FSP No. FAS 158-1 updates the illustrations in Appendix B of FASB Statement No. 87, Appendix B of FASB Statement No. 88 and Appendix C of FASB Statement No. 106 to reflect the provisions of SFAS No. 158. FSP No. FAS 158-1 also amends the questions and answers contained in FASB Special Reports, which pertains to the implementation of Statements 87, 88 and 106.  Finally, this FSP makes conforming changes to other guidance and technical corrections to SFAS No. 158.  The conforming amendments made by this FSP are effective as of the effective dates of SFAS No. 158 and will not have a material impact on our financial position, results of operations or cash flows.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to cash flow risk due to changes in interest rates with respect to our long-term debt as a result of the movements in LIBOR. Our long-term debt primarily consists of borrowings under a revolving credit facility and a term loan. While we cannot predict the impact interest rate movements will have on our debt, exposure to rate changes is managed through the use of hedging activities. At October 4, 2008, we had interest rate swaps in place that effectively fixed our interest rate on approximately 60% of our long-term debt.

For additional information regarding market risk see “Item 7A. Quantitative and Qualitative Disclosures About Market Risks” in the Company’s Annual Report on Form 10-K for the year ended December 29, 2007. At October 4, 2008, there had not been a material change to the information regarding market risk disclosed in the Company’s Annual Report on Form 10-K for the year ended December 29, 2007.

Fuel Risk

We manage the risk of fluctuating fuel prices through fixed price commodity contracts for approximately 70% of our estimated diesel fuel consumption. We have applied the normal purchase election under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” to exclude these contracts from fair value accounting.

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

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended October 4, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth the information with respect to repurchases of our common stock for the quarter ended October 4, 2008 (amounts in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs (2)(3)

July 13, 2008, to August 9, 2008	99	$36.49	99	$238,885
August 10, 2008, to September 6, 2008	-	-	-	238,885
September 7, 2008, to October 4, 2008	1,273	39.27	1,273	188,911

Total	1,372	$39.07	1,372	$188,911

(1)	Average price paid per share excludes related expenses paid on previous repurchases.
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

(3)	The maximum dollar value yet to be purchased under our stock repurchase program excludes related expenses paid on previous purchases or anticipated expenses on future purchases.

ITEM 6.	EXHIBITS

3.1	(1)	Restated Certificate of Incorporation of Advance Auto Parts, Inc. ("Advance Auto")(as amended on May 19, 2004).

3.2	(2)	Bylaws of Advance Auto (as amended on August 6, 2008).

10.37	Form of Senior Vice President Loyalty Agreements.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Filed on May 20, 2004 as an exhibit to Current Report on Form 8-K of Advance Auto.
(2) Filed on August 12, 2008 as an exhibit to Current Report on Form 8-K of Advance Auto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCE AUTO PARTS, INC.

November 12, 2008	By:	/s/ Michael A. Norona
Michael A. Norona Executive Vice President, Chief Financial Officer and Secretary

S-1

EXHIBIT INDEX

Exhibit Number		Exhibit Description

3.1	(1)	Restated Certificate of Incorporation of Advance Auto (as amended on May 19, 2004).

3.2	(2)	Bylaws of Advance Auto (as amended on August 6, 2008).

10.37		Form of Senior Vice President Loyalty Agreements.

31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Filed on May 20, 2004 as an exhibit to Current Report on Form 8-K of Advance Auto.
(2) Filed on August 12, 2008 as an exhibit to Current Report on Form 8-K of Advance Auto.