Form 10-K
period 2009-01-03
ADVANCE AUTO PARTS INC
filed 2009-03-04
CIK 1158449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 3, 2009
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
Yes ☐ No ☒

As of July 11, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the 95,066,907 shares of Common Stock held by non-affiliates of the registrant was $3,499,412,847, based on the last sales price of the Common Stock on July 11, 2008, as reported by the New York Stock Exchange.

As of March 2, 2009, the registrant had outstanding 94,999,986 shares of Common Stock, par value $0.0001 per share (the only class of common equity of the registrant outstanding).

Documents Incorporated by Reference:

Portions of the definitive proxy statement of the registrant to be filed within 120 days of January 3, 2009, pursuant to Regulation 14A under the Securities Exchange Act of 1934, for the 2009 Annual Meeting of Stockholders to be held on May 20, 2009, are incorporated by reference into Part III.

FORWARD-LOOKING STATEMENTS

Certain statements in this report are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are usually identified by the use of words such as "anticipate," "believe," "could," "estimate," "expect," "forecast," "intend," "likely," "may," "plan," "position," "possible," "potential," "probable," "project," "projection," "should," "strategy," "will," or similar expressions.   We intend for any forward-looking statements to be covered by, and we claim the protection under, the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

These forward-looking statements are based upon assessments and assumptions of management in light of historical results and trends, current conditions and potential future developments that often involve judgment, estimates, assumptions and projections. Forward-looking statements reflect current views about our plans, strategies and prospects, which are based on information currently available.

Although we believe that our plans, intentions and expectations as reflected in or suggested by any forward-looking statements are reasonable, we do not guarantee or give assurance that such plans, intentions or expectations will be achieved.  Actual results may differ materially from our anticipated results described or implied in our forward-looking statements, and may be due to a variety of factors. Our business could also be affected by additional factors that are presently unknown to us or that we currently believe to be immaterial to our business.

Listed below and discussed elsewhere in this report are some important risks, uncertainties and contingencies which could cause our actual results, performance or achievements to be materially different from any forward-looking statements made or implied in this report. These include, but are not limited to, the following:

●	a decrease in demand for our products;
●
deterioration in general economic conditions, including unemployment, inflation, consumer debt levels, energy costs and unavailability of credit leading to reduced consumer spending on discretionary items;

●	our ability to develop and implement business strategies and achieve desired goals;
●	our ability to expand our business, including locating available and suitable real estate for new store locations and the integration of any acquired businesses;
●	competitive pricing and other competitive pressures;
●	our overall credit rating, which impacts our debt interest rate and our ability to borrow additional funds to finance our operations;
●	deteriorating and uncertain credit markets could negatively impact our merchandise vendors, as well as our ability to secure additional capital at favorable (or at least feasible) terms in the future;
●	our relationships with our vendors;
●	our ability to attract and retain qualified team members;
●	the occurrence of natural disasters and/or extended periods of unfavorable weather;
●	our ability to obtain affordable insurance against the financial impacts of natural disasters and other losses;
●	high fuel costs, which impacts our cost to operate and the consumer’s ability to shop in our stores;
●
regulatory and legal risks, such as environmental or OSHA risks, including being named as a defendant in administrative investigations or litigation, and the incurrence of legal fees and costs, the payment of fines or the payment of sums to settle litigation cases or administrative investigations or proceedings;

●	adherence to the restrictions and covenants imposed under our revolving and term loan facilities;
●	acts of terrorism; and
●
other statements that are not of historical fact made throughout this report, including the sections entitled “Business,” "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors."

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

Unless the context otherwise requires, “Advance,” “we,” “us,” “our,” and similar terms refer to Advance Auto Parts, Inc., its predecessor, its subsidiaries and their respective operations.  Our fiscal year consists of 52 or 53 weeks ending on the Saturday closest to December 31st of each year. Fiscal 2008 included 53 weeks of operations. All other fiscal years presented include 52 weeks of operations.

Overview

We operate primarily within the United States automotive aftermarket industry, which includes replacement parts (excluding tires), accessories, maintenance items, batteries and automotive chemicals for cars and light trucks (pickup trucks, vans, minivans and sport utility vehicles). We currently are the second largest specialty retailer of automotive parts, accessories and maintenance items to "do-it-yourself," or DIY, and "do-it-for-me," or Commercial, customers in the United States, based on store count and sales.

We were founded in 1929 as Advance Stores Company, Incorporated and operated as a retailer of general merchandise until the 1980s. During the 1980s, we sharpened our focus to target sales of automotive parts and accessories to DIY customers. From the 1980s to the present, we have grown significantly as a result of comparable store sales growth, new store openings and strategic acquisitions. Since 1996, we have aggressively expanded our sales to Commercial customers through our commercial delivery program. Our parent company, Advance Auto Parts, Inc., was incorporated in 2001 in conjunction with the acquisition of Discount Auto Parts, Inc., or Discount. In 2005, we acquired Autopart International, Inc., or AI.

Our Internet address is www.AdvanceAutoParts.com. We make available free of charge through our Internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC maintains a website that contains reports, proxy statements and other information regarding issuers that file electronically with the SEC. These materials may be obtained electronically by accessing the SEC's website at www.sec.gov.

Operating Segments

We operate in two reportable segments: Advance Auto Parts, or AAP, and AI. The AAP segment is comprised of our store operations within the United States, Puerto Rico and the Virgin Islands which operate under the trade names “Advance Auto Parts,” “Advance Discount Auto Parts” and “Western Auto.” The AI segment consists solely of the operations of Autopart International, Inc., which operates as an independent, wholly-owned subsidiary and primarily serves the Commercial market.

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

AAP Segment

At January 3, 2009, our 2008 fiscal year-end, we operated 3,243 AAP stores within the United States, Puerto Rico and the Virgin Islands. 3,215 stores were located throughout 40 states in the Northeastern, Southeastern and Midwestern regions of the United States. These stores operated under the “Advance Auto Parts” trade name except for certain stores in the state of Florida, which operated under the “Advance Discount Auto Parts” trade name. These stores offer a broad selection of brand name and proprietary automotive replacement parts, accessories and maintenance items for domestic and imported cars and light trucks. In addition, we operated 28 stores under the “Western Auto” and “Advance Auto Parts” trade names, located outside the United States, or Offshore.

AAP Stores

Store Overview.   Our stores generally are located in freestanding buildings in areas with high vehicle traffic counts, good visibility and easy access to major roadways. We believe that our stores exhibit a customer-friendly format with the majority of our stores featuring an updated exterior and interior, bright lighting, and a well-designed and easily navigated floor plan. The average size of our stores is 7,400 square feet with the size of our typical new stores approximating 6,000 to 7,000 square feet. Our stores generally are open from 7:30 a.m. to 9:00 p.m. six days a week and 9:00 a.m. to 9:00 p.m. on Sundays and most holidays to meet the needs of our DIY and Commercial customers. We offer extended hours in a limited number of our stores, including 24 hours per day in certain stores.

Our stores carry a standard product offering of approximately 16,000 stock keeping units, or SKUs. Certain stores carry slightly more SKUs within centralized market locations where there is demand for a more customized assortment of merchandise. Additionally, some of our stores carry an additional customized assortment of 10,000 SKUs for same-day or next-day delivery to other select stores within the respective service area. The standard SKU offering within each of our stores is replenished from one of our eight distribution centers once per week on average.

We also utilize a network of Parts Delivered Quickly, or PDQ®, facilities and one Master PDQ® facility to ensure our stores have the right product at the right time for our customers’ needs. Our PDQ® and Master PDQ® network of facilities provide our customers with an additional assortment of approximately 64,000 less common SKUs on a same-day or overnight basis. Lastly, our customers have access to over 280,000 SKUs by ordering directly from one of our vendors for delivery to a particular store or other destination as chosen by the customer.

Store team members utilize our proprietary point-of-sale, or POS, system, including a fully integrated electronic parts catalog to identify and suggest the appropriate quality and price options for the SKUs we carry, as well as the related products, tools or additional information that is required by our customers to complete their automotive repair projects properly and safely.  We strive to be the leader in the automotive aftermarket industry in serving our customers by providing quality products at the right price and backed by a solid warranty and outstanding customer service. We offer many of the products in our stores at a good, better or best recommendation differentiated by price and quality.

The products offered in our stores include the following:

Filters	Alternators	Transmissions	Windshield Wipers
Radiators	Batteries	Clutches	Windshield Washer Fluid
Brake Pads	Shock Absorbers	Electronic Ignition Components	Floor Mats
Belts and Hoses	Struts	Engines	Steering Wheel Covers
Radiator Hoses	Suspension Parts	Oil and Transmission Fluid	Lighting
Starters	Spark Plugs	Antifreeze	Wash and Waxes

We also provide a variety of services free of charge to our customers including:

Battery installation	“How-To” Project Brochures	Electrical system testing
Wiper installation	“How-To” Video Clinics	Oil and battery recycling

Our retail stores are 100% company operated and are divided into three geographic areas. Each geographic area is managed by a senior vice president, who is supported by seven regional vice presidents. District managers report to the regional vice presidents and have direct responsibility for store operations in a specific district, which typically consists on average of 14 stores. Depending on store size and sales volume, each store is staffed by 8 to 16 team members under the leadership of a general manager. We offer training to our employees, who we refer to as Team Members. Team Member training includes formal classroom workshops, online seminars and certification by the National Institute for Automotive Service Excellence, or ASE, which is broadly recognized for training certification in the automotive industry. We also continue to increase the number of bilingual team members in our stores to better serve an increasingly diverse customer base.

Commercial Sales. Our commercial sales consist of sales to both our walk-in and delivery Commercial customers, which represented approximately 27% of our AAP sales in fiscal 2008. Since 1996, we have aggressively expanded our sales to Commercial customers through our Commercial delivery program. For delivered sales, we utilize our Commercial delivery fleet to deliver product from our store locations to our Commercial customers’ place of business, including independent garages, service stations and auto dealers. Our stores are supported by a Commercial sales team who are dedicated to the development of our Commercial customers, which include national and regional accounts.

 Under our Commercial Acceleration strategy, we are focused on increasing our Commercial sales at a faster pace in light of the favorable market dynamics. The Commercial team is led by a senior vice president who is building a sales force whose sole focus is on the Commercial customer. Initiatives include the addition of key product brands in our stores that are well recognized by our Commercial customers, as well as increasing the parts knowledge of our store Team Members. We believe these initiatives will enable us to gain more Commercial customers as well as increase our sales from existing customers who will use us as their “first call” supplier. At January 3, 2009, we had 2,755 AAP stores, or 85% of total AAP stores, with Commercial delivery programs, which was up slightly from 83% at December 29, 2007.

Store Development. Our store development program has historically focused on adding new stores within existing markets, remodeling or relocating existing stores and entering new markets. The addition of new stores, along with strategic acquisitions, has played a significant role in our growth and success. We believe the opening of new stores, and their strategic location in relation to our DIY and Commercial customers, will continue to play a significant role in our future growth and success.  Additionally, we will continue to monitor existing stores based on cash flow, market importance and occupancy cost rates.

 Our 3,243 AAP stores were located in the following states and territories at January 3, 2009:

	Number of		Number of		Number of
Location	Stores	Location	Stores	Location	Stores

Alabama	119	Maryland	72	Oklahoma	32
Arkansas	35	Massachusetts	54	Pennsylvania	158
Colorado	41	Michigan	91	Puerto Rico	27
Connecticut	36	Minnesota	16	Rhode Island	8
Delaware	7	Mississippi	58	South Carolina	125
Florida	457	Missouri	41	South Dakota	7
Georgia	229	Nebraska	20	Tennessee	142
Illinois	83	New Hampshire	11	Texas	177
Iowa	26	New Mexico	1	Vermont	7
Indiana	97	New Jersey	50	Virgin Islands	1
Kansas	24	New York	120	Virginia	167
Kentucky	91	North Carolina	234	West Virginia	66
Louisiana	61	North Dakota	4	Wisconsin	47
Maine	12	Ohio	186	Wyoming	3

The following table sets forth information concerning increases in the total number of our AAP stores during the past five years:

	2008	2007	2006	2005	2004
Beginning Stores	3,153	2,995	2,810	2,652	2,539
New Stores (1)	109	175	190	169	125
Stores Closed	(19)	(17)	(5)	(11)	(12)
Ending Stores (2)	3,243	3,153	2,995	2,810	2,652

(1)	Does not include stores that opened as relocations of previously existing stores within the same general market area or substantial renovations of stores.
(2)	Includes 2 and 7 stores not operating at December 30, 2006 and December 31, 2005, respectively, primarily due to hurricane damage.

Store Technology.  Our store-based information systems, which are designed to improve the efficiency of our operations and enhance customer service, are comprised of a proprietary POS system and electronic parts catalog, or EPC, system.  Information maintained by our POS system is used to formulate pricing, marketing and merchandising strategies and to replenish inventory accurately and rapidly. Our POS system is fully integrated with our EPC system and enables our store Team Members to assist our customers in their parts selection and ordering based on year, make, model and engine type of their vehicles. Our centrally-based EPC data management system enables us to reduce the time needed to (i) exchange data with our vendors and (ii) catalog and deliver updated, accurate parts information.

Our EPC system also contains enhanced search engines and user-friendly navigation tools that enhance our Team Members’ ability to look up any needed parts as well as additional products the customer needs to complete their automotive repair project. If a hard-to-find part or accessory is not available at one of our stores, the EPC system can determine whether the part is carried and in-stock through our PDQ® system. Available parts and accessories are then ordered electronically from another store, PDQ® or Master PDQ® with immediate confirmation of price, availability and estimated delivery time.

We also support our store operations with additional proprietary systems. Our store-level inventory management system provides real-time inventory tracking at the store level. With the store-level system, store Team Members can check the quantity of on-hand inventory for any SKU, adjust stock levels for select items for store specific events, automatically process returns and defective merchandise, designate SKUs for cycle counts and track merchandise transfers. Our stores use radio frequency hand-held devices to help ensure the accuracy of our inventory. Our standard operating procedure, or SOP, system is a web-based, electronic data management system that provides our Team Members with instant and quick access to any of our standard operating procedures through a comprehensive on-line search function.  Additionally, we utilize a labor scheduling system known as management planning and training, or MPT. All of these systems are tightly integrated and provide real-time, comprehensive information to store personnel, resulting in improved customer service levels, Team Member productivity and in-stock availability.

Store Support Center

Merchandising.  Purchasing for virtually all of the merchandise for our stores is handled by our merchandise teams located in our store support center in Roanoke, Virginia and in our regional office in Minneapolis, Minnesota.  In fiscal 2008, we purchased merchandise from over 400 vendors, with no single vendor accounting for more than 9% of purchases. Our purchasing strategy involves negotiating agreements with certain vendors to purchase merchandise over a specified period of time along with other terms, including pricing, payment terms and volume.

Our merchandising team is skilled in sourcing high quality products globally and maintaining consistent inventory levels. The merchandising team has developed strong vendor relationships in the industry and, in a collaborative effort with our vendor partners, utilizes a category management process. We believe this process, which develops a customer-focused business plan for each merchandise category, has been highly effective and is critical to improving comparable store sales, gross margin and inventory turns.

Our merchandising strategy is to carry a broad selection of high quality brand name automotive parts and accessories such as Bosch®, Castrol®, Sylvania®, Prestone®, Monroe®, Wagner®, Purolator®, Dayco®, Trico® and Federal-Mogul Moog®, or Moog®, which generates DIY customer traffic and also appeals to Commercial customers. In addition to these branded products, we stock a wide selection of high quality proprietary products that appeal to value conscious customers. These lines of merchandise include everything from chemical and wash-and-wax products to tools, batteries, parts and interior automotive accessories under various private label names.

Supply Chain. Our supply chain consists of centralized inventory management and transportation functions which support a logistics network of distribution centers, PDQ® warehouses and stores. Our inventory management team utilizes a replenishment system to monitor the distribution center, PDQ® warehouse and store inventory levels and orders additional product when appropriate while streamlining handling costs. Our replenishment system utilizes the most up-to-date information from our POS system as well as inventory movement forecasting based upon sales history, sales trends by SKU, seasonality and demographic shifts in demand. Our replenishment system combines these factors with service level goals, vendor lead times and cost of inventory assumptions to determine the timing and size of purchase orders. A significant portion of our purchase orders are sent via electronic data interchange, with the remainder being sent by computer generated e-mail or facsimile.

Our transportation team utilizes a transportation management system to efficiently manage incoming shipments to our distribution centers and stores. Benefits from this system include (i) reduced vendor to distribution center freight costs, (ii) visibility of purchase orders and shipments for the entire supply chain, (iii) a reduction in distribution center inventory, or safety stock, due to consistent transit times, (iv) decreased third party freight and billing service costs, (v) decreased distribution center to store freight costs and (vi) higher store in-stock position. We recently announced our plan to outsource our private fleet operations to two reputable dedicated carriers. We believe outsourcing our private fleet operations will allow us to focus resources on achieving our key strategies, improve our ability to manage transportation as we continue to grow and reduce costs.

We currently operate eight distribution centers. All of these distribution centers are equipped with our distribution center management system, or DCMS. Our DCMS provides real-time inventory tracking through the processes of receiving, picking, shipping and replenishing inventory at our distribution centers. The DCMS, integrated with technologically advanced material handling equipment, significantly reduces warehouse and distribution costs, while improving efficiency. This equipment includes carousels, “pick-to light” systems, radio frequency technology, voice technology and automated sorting systems. Through the continued implementation of our supply chain initiatives we expect to further increase the efficient utilization of our distribution capacity. We believe our current capacity will allow us to support in excess of 3,400 AAP stores. We plan to open a new distribution center in Indiana in 2010.

We currently offer approximately 60,000 SKUs to support all of our retail stores via our 15 stand-alone PDQ® warehouses and/or our eight distribution centers (all of which stock PDQ® items). Stores have system visibility to inventory in their respective PDQ® warehouses and distribution centers and can place orders to these facilities, or as an alternative, through an online ordering system to virtually any of the other facilities.  Ordered parts are delivered to substantially all stores on a same day or next day basis through our dedicated PDQ® trucking fleet and third party carriers. Store inventories are replenished from our eight distribution centers. In addition, we operate a Master PDQ® warehouse that stocks approximately 26,000 incremental SKUs of harder-to-find automotive parts and accessories and utilizes our existing PDQ® distribution infrastructure and/or third party arrangements to provide next day service to substantially all of our stores.

Marketing & Advertising.  We have an extensive marketing and advertising program designed to communicate our ability to meet consumers’ needs through our merchandise offerings, parts assortment and availability, competitive prices, free services and commitment to customer service. Our marketing and advertising program is focused on establishing Advance Auto Parts as the primary resource for a customer's automotive needs. We reinforce our brand image through a mix of media that includes television, radio, promotional signage, outdoor media, print and our Internet site.

Our marketing and advertising plan is a brand-building program primarily built around television and radio advertising. The plan is supported by in-store signage, online advertising and print. Our television advertising is a combination of national and regional media in both sports and entertainment programming. Radio advertising generally airs during peak drive times. We use Spanish-language radio and television advertising to market to our Hispanic customers. Our advertising program is also supported through sponsorships of sporting events, racing teams and other grass-root level events intended to positively impact individual communities, including Hispanic and other ethnic communities, to create awareness and drive traffic for our stores. Since 2004, we have used an integrated consumer education program to build our image as not only the best source for parts, but also the best resource for vehicle information. Our goal with our consumer education initiative is to continue our long-term brand building success, increase customer loyalty and expand our customer base.

In February 2008, we launched a new branding campaign, “Keep the wheels turning.” This campaign was developed based on a strategic review of our business as well as extensive research conducted with our customers and Team Members. We believe this campaign, which targets core DIY and Commercial customers, is differentiating Advance Auto Parts in our industry by positioning us as (i) the brand that best understands customers’ needs, (ii) the source for brand name parts and products and (iii) the resource for expert advice and knowledge to help customers keep their vehicles running. The campaign includes creative and compelling television and radio commercials designed to drive sales and build an enduring, positive image of Advance Auto Parts with our targeted customers.

AI Segment

We acquired AI in September 2005. The acquisition included 61 stores throughout New England and New York, a distribution center and AI’s wholesale distribution business. AI complements our growing presence in the Commercial market in the Northeast.

AI’s business primarily serves the Commercial market, with an emphasis on import parts, from its store locations. In addition, its North American Sales Division serves warehouse distributors and jobbers throughout North America. We believe AI provides a high level of service to its Commercial customers by providing quality parts, unsurpassed customer service and efficient parts delivery. As a result of its extensive sourcing network, AI is able to serve its customers in search of replacement parts for both domestic and imported cars and light trucks with a greater focus on imported parts. The vast majority of AI’s product is sold under its own proprietary brand. The AI stores offer approximately 11,000 SKUs with access to an additional 17,000 unique SKUs through its logistics network.

At January 3, 2009, we operated 125 stores under the “Autopart International” trade name in the following states throughout the Northeast:

	Number of		Number of		Number of
Location	Stores	Location	Stores	Location	Stores

Connecticut	17	New Hampshire	8	Pennsylvania	20
Delaware	1	New Jersey	14	Rhode Island	4
Maine	4	New York	23	Vermont	1
Massachusetts	33

The following table sets forth information concerning increases in the total number of our AI stores:

	2008	2007	2006	2005
Beginning Stores	108	87	62	-
New Stores	18	21	25	62	(1)
Stores Closed	(1)	-	-	-
Ending Stores	125	108	87	62

(1)	Of the 62 new stores in 2005, 61 stores were acquired in September 2005 as a result of our AI acquisition.

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

Team Members

At March 2, 2009, we employed 27,396 full-time Team Members and 20,186 part-time Team Members. Our workforce consisted of 89% of our Team Members employed in store-level operations, 8% employed in distribution and 3% employed in our corporate offices. We have never experienced any labor disruption and are not party to any collective bargaining agreements. We believe that our Team Member relations are good.

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

Competition

We operate in both the DIY and Commercial markets of the automotive aftermarket industry. Our primary competitors are (i) both national and regional retail chains of automotive parts stores, including AutoZone, Inc., O'Reilly Automotive, Inc. and The Pep Boys–Manny, Moe & Jack, (ii) discount stores and mass merchandisers that carry automotive products, (iii) wholesalers or jobber stores, including those associated with national parts distributors or associations, such as NAPA and Carquest, (iv) independent operators and (v) automobile dealers that supply parts. We believe that chains of automotive parts stores that, like us, have multiple locations in one or more markets, have competitive advantages in customer service, marketing, inventory selection, purchasing and distribution as compared to independent retailers and jobbers that are not part of a chain or associated with other retailers or jobbers. The principal methods of competition in our business include store location, product offerings, availability, quality, price and customer service.

Environmental Matters

We are subject to various federal, state and local laws and governmental regulations relating to the operation of our business, including those governing recycling of automotive lead-acid batteries and used automotive oil, and ownership and operation of real property. We sell consumer products containing hazardous materials as part of our business. In addition, our customers may bring automotive lead-acid batteries or used automotive oil onto our properties. We currently provide collection and recycling programs for used lead-acid batteries and used oil at all of our stores as a service to our customers. Pursuant to agreements with third party vendors, lead-acid batteries and used oil are collected by our Team Members, deposited onto pallets or into vendor supplied containers and stored by us until collected by the third party vendors for recycling or proper disposal. The terms of our contracts with third party vendors provide that they are in compliance with all applicable laws and regulations. Persons who arrange for the removal, disposal, treatment or other handling of hazardous or toxic substances may be liable for the costs of removal or remediation at any affected disposal, treatment or other site affected by such substances. Based on our experience, we do not believe that there are any material environmental costs associated with the current business practice of accepting lead-acid batteries and used oil as these costs are borne by the respective third parties.

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

Risks Relating to Our Business

If overall demand for products sold by our stores slows or declines, our business, financial condition, results of operations and cash flows will suffer.   Decreased demand could also negatively impact our stock price.

Overall demand for products sold by our stores depends on many factors and may slow or decrease due to any number of reasons, including:

●
the economy, because during periods of declining economic conditions (including higher unemployment, lower wages, higher credit costs or unavailability of credit, and higher fuel or energy prices), both DIY and Commercial customers may defer vehicle maintenance or repair; conversely, during periods of favorable economic conditions, more of our DIY customers may pay others to repair and maintain their cars or they may purchase new cars;

●	the weather, as vehicle maintenance may be deferred during periods of unfavorable weather;
●
the average duration of manufacturer warranties and the decrease in the number of annual miles driven, because newer cars typically require fewer repairs and will be repaired by the manufacturer’s dealer network using dealer parts; and lower vehicle mileage decreases the need for maintenance and repair (while higher miles driven increases the need);

●	the quality of vehicles manufactured, because vehicles that have high part failure rates will require more frequent repairs using aftermarket parts; and
●
the refusal of vehicle manufacturers to make available diagnostic, repair and maintenance information to the automotive aftermarket industry that our DIY and Commercial customers require to diagnose, repair and maintain their vehicles may force consumers to have all diagnostic work, repairs and maintenance performed by the vehicle manufacturers’ dealer network.

If any of these factors cause overall demand for the products we sell to decline, our business, financial condition, results of operations and cash flows will suffer.

Deterioration in general economic conditions, including unemployment, inflation or deflation, consumer debt levels or unavailability of credit and high energy costs will likely have a negative impact on our customers’ ability to purchase our products and our business, financial condition, results of operations and cash flows will suffer.

The deterioration in general macro-economic conditions that occurred during the fourth quarter of 2008 led many U.S. companies to announce plant closings and employee layoffs, which resulted in higher unemployment that may continue for a prolonged period of time.  Unemployment of our customers or any decrease in the market value of their homes would have a negative impact on our customers’ net worth and financial resources, and could reduce their willingness or ability to pay for accessories, maintenance or repair of their vehicles.  Although the price of gasoline decreased substantially in November and December of 2008, the price of fuel or other energy resources may increase substantially in the future.  Higher fuel and energy costs may reduce the amount of customers’ disposable income available to purchase our products, as well as reduce the number of miles driven. Rising energy prices may impact demand for the products we sell, overall transaction count and our profitability.  In addition, higher energy prices impact our merchandise distribution, commercial delivery, utility and product costs, and inflation or deflation could also result in a potentially material negative impact on our business, financial condition, profitability and cash flows.

If we are unable to compete successfully against other companies in the automotive aftermarket industry we may lose customers, our revenues may decline, and we may be less profitable or potentially unprofitable.

The sale of automotive parts, accessories and maintenance items is highly competitive in many ways, including name recognition, location, price, quality, product availability and customer service. We compete in both the DIY and Commercial categories of the automotive aftermarket industry, primarily with: (i) national and regional retail automotive parts chains, (ii) discount stores and mass merchandisers that carry automotive products, (iii) wholesalers or jobber stores, (iv) independent operators and (v) automobile dealers that supply parts. These competitors and the level of competition vary by market. Some of our competitors may possess advantages over us in certain markets we share, including a greater amount of marketing activities, a larger number of stores, store locations, store layouts, longer operating histories, greater name recognition, larger and more established customer bases, lower prices, and better product warranties. Our response to these competitive disadvantages may require us to reduce our prices below our normal selling prices or increase our promotional spending, which would lower revenue and profitability. Competitive disadvantages may also prevent us from introducing new product lines, require us to discontinue current product offerings, or change some of our current operating strategies. If we do not have the resources or expertise, or otherwise fail to develop successful strategies to address these competitive disadvantages, we may lose customers, our revenues and profit margins may decline and we may be less profitable or potentially unprofitable.

Disruptions in our relationships with vendors, or disruptions in or changes in our vendors' operations, could increase our cost of goods sold and/or affect the supply of automotive parts and supplies we sell.

Our business depends on developing and maintaining close relationships with our vendors and on our vendors' ability or willingness to sell quality products to us at favorable prices and terms. Many factors outside of our control may harm these relationships and the ability or willingness of these vendors to sell us products on favorable terms. For example, financial or operational difficulties that some of our vendors may face could increase the cost of the products we purchase from them or our ability to source product from them. In addition, the trend towards consolidation among automotive parts suppliers as well as the off-shoring of manufacturing capacity to foreign countries may disrupt or end our relationship with some vendors, and could lead to less competition and result in higher prices.  We could also be negatively impacted by suppliers who might experience work stoppages, labor strikes or other interruptions to or difficulties in the manufacture or supply of the products we purchase from them.

Deteriorating and uncertain credit markets could negatively impact our vendors, as well as our liquidity and ability to secure additional capital at favorable cost-effective terms in the future.

Impact on the Company’s Suppliers

During the fourth quarter of 2008, the Company, our suppliers (also referred to as vendors) and our customers were exposed to deteriorating and uncertain credit markets.  The general decline in the economy and economic conditions could negatively affect our suppliers by making it difficult for them to obtain the credit lines or loans necessary to finance their operations in the short-term, or long-term.

Additionally, if any of the major U. S. automobile manufacturers files a petition in bankruptcy, or if other factors result in a substantial reduction in the number of new cars manufactured, or in a company-wide shut-down, it would likely have a material negative short-term (as well as potentially long-term) impact on the operations and cash flows of some of our suppliers.  Any such negative impacts to our suppliers will likely result in the loss of certain suppliers and/or in higher product costs.

Impact on the Company

Supplier bankruptcies would likely decrease the production output and supply of domestic (and possibly foreign) automobile parts and accessories, thereby decreasing the availability and increasing the cost of our parts and accessories.  We might not be able to pass our increased costs onto our customers. Any increased per unit costs of our suppliers, would likely result in the Company paying a higher per unit price for parts and accessories, potentially resulting in higher cost of goods sold, lower gross profit margins and reduced operating profits if such increased costs could not be passed onto our customers.

Our overall credit rating may be negatively impacted by the deteriorating and uncertain credit markets.  (See Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations -- Credit Ratings.)  The interest rates on our credit facilities are linked directly to our credit ratings. Accordingly, any negative impact on our credit rating would likely result in higher interest rates and interest expense we pay on borrowed funds. Additionally, we may be limited in our ability to borrow additional funds to finance our operations. In light of the uncertainty in the credit markets, it is possible that one or more of the banks that provides us with financing under our credit facilities may fail to honor the terms of our existing credit facilities or be financially unable to provide the unused credit. An inability to obtain sufficient financing at cost-effective rates could have a materially adverse affect on our business, financial condition, results of operations and cash flows.

We depend on the services of many qualified Team Members, whom we may not be able to attract and retain.

Our success depends to a significant extent on the continued services and experience of our Team Members. At March 2, 2009, we employed 47,582 Team Members. We may not be able to retain our current qualified Team Members, or attract and retain additional qualified Team Members that may be needed in the future. Our ability to maintain an adequate number of qualified Team Members is highly dependent on an attractive and competitive compensation and benefits package. If we fail or are unable to maintain such a package, our customer service and execution levels could suffer by reason of a declining quality of our workforce, which could adversely affect our business, financial condition, results of operations and cash flows.

We may not be able to successfully implement our business strategy, including increasing comparable store sales, enhancing our margins and increasing our return on invested capital, which could adversely affect our business, financial condition, results of operations and cash flows.

We have implemented numerous initiatives as part of our business strategy, including four key turnaround strategies introduced in 2008, to increase comparable store sales, enhance our margins and increase our return on invested capital in order to increase our earnings and cash flow. If we are unable to implement these initiatives efficiently and effectively, or if these initiatives are unsuccessful, our business, financial condition, results of operations and cash flows could be adversely affected.

Successful implementation of our business strategy also depends on factors specific to the retail automotive parts industry and numerous other factors that may be beyond our control. Adverse changes in the following factors could undermine our business strategy and have a material adverse affect on our business, financial condition, results of operations and cash flow:

●	general economic conditions, including the current U.S. recession which could continue into the future, and unfavorable conditions in our local markets, which could reduce our sales;
●	the competitive environment in the automotive aftermarket parts and accessories retail sector that may force us to reduce prices below our desired pricing level or increase promotional spending;
●
changes in the automotive aftermarket parts manufacturing industry, such as manufacturer consolidation or closures, which may disrupt or sever one or more of our supplier relationships and increase the cost of the parts and accessories we sell;

●	our ability to anticipate changes in consumer preferences and to meet customers’ needs for automotive products (particularly parts availability) in a timely manner;
●	our ability to stimulate DIY customer traffic as well as grow our Commercial business; and
●	our continued ability to hire and retain qualified personnel, which depends in part on the types of recruiting, training, compensation and benefit programs we adopt or maintain.

We will not be able to expand our business if our growth strategy is not successful, including the availability of suitable locations for new store openings or the successful integration of any acquired businesses, which could adversely affect our business, financial condition, results of operations and cash flows.

New Store Openings

We have increased our store count significantly from 814 stores at the end of fiscal 1997 to 3,368 stores at January 3, 2009. We intend to continue to increase the number of our stores and expand the markets we serve as part of our growth strategy, primarily by opening new stores. We may also grow our business through strategic acquisitions. We do not know whether the implementation of our growth strategy will be successful. The actual number of new stores to be opened and their success will depend on a number of factors, including, among other things:

●	the availability of potential store locations;
●	the negotiation of acceptable lease or purchase terms for new locations;
●	the availability of financial resources, including access to capital at cost-effective interest rates; and
●	our ability to manage the expansion and hire, train and retain qualified sales associates.

We are unsure whether we will be able to open and operate new stores on a timely or sufficiently profitable basis, or that opening new stores in markets we already serve will not harm existing store profitability or comparable store sales. The newly opened and existing stores' profitability will depend on the competition we face as well as our ability to properly merchandise, market and price the products desired by customers in these markets.

Acquisitions, Investments or Strategic Alliances

We may acquire stores or businesses from, make investments in, or enter into strategic alliances with companies that have stores or distribution networks in our current markets or in areas into which we intend to expand our presence. Any future acquisitions, investments, strategic alliances or related efforts will be accompanied by risks, including but not limited to:

●	the difficulty of identifying appropriate strategic partners or acquisition candidates;
●	securing adequate financing on cost-effective terms for acquisition or post-acquisition expenditures;
●	the potential disruption to our ongoing business and diversion of our management's attention;
●	inability or failure to discover liabilities prior to completion of an acquisition, including the assumption of legal liabilities;
●	the difficulty of assimilating and integrating the operations of the respective entities to realize anticipated economic, operational or other favorable benefits;
●	the inability to maintain uniform standards, controls, procedures and policies;
●	inability or failure to retain key personnel from the acquired business; and
●	the impairment of relationships with team members and customers as a result of changes in management.

We are unsure whether we will be successful in overcoming these risks or any other problems encountered with any acquisitions, investments, strategic alliances or related efforts. If we fail to successfully open and operate new stores or make strategic acquisitions or alliances, then our business, financial condition, results of operations and cash flows may be negatively impacted.

Because we are involved in litigation from time to time, and are subject to numerous laws and governmental regulations, we could incur substantial judgments, fines, legal fees and other costs.

We are sometimes the subject of complaints or litigation from customers, employees or other third parties for various actions. From time to time, we are involved in litigation involving claims related to, among other things, breach of contract, tortious conduct, employment discrimination, payment of wages, asbestos exposure, real estate, and product defects. The damages sought against us in some of these litigation proceedings are substantial. Although we maintain liability insurance for some litigation claims, if one or more of the claims were to greatly exceed our insurance coverage limits or if our insurance policies do not cover a claim, this could have a material adverse affect on our business, financial condition, results of operations and cash flows.

Additionally, we are subject to numerous federal, state and local laws and governmental regulations relating to environmental protection, product quality standards, building and zoning requirements, as well as employment law matters. If we fail to comply with existing or future laws or regulations, we may be subject to governmental or judicial fines or sanctions, while incurring substantial legal fees and costs. In addition, our capital expenses could increase due to remediation measures that may be required if we are found to be noncompliant with any existing or future laws or regulations.

War or acts of terrorism, or the threat of either, may negatively impact the availability and cost of merchandise and our customers and adversely impact our sales and profitability.

War or acts of terrorism, or the threat of either, may have a negative impact on our ability to obtain merchandise available for sale in our stores. Some of our merchandise is imported from other countries. If imported goods become difficult or impossible to import into the United States, and if we cannot obtain such merchandise from other sources at similar costs, our sales and profit margins may be negatively affected.

In the event that commercial transportation is curtailed or substantially delayed, our business may be adversely impacted, as we may have difficulty shipping merchandise to our distribution centers and stores.

Furthermore, terrorist attacks, war in the Middle East, or war within or between any oil producing country would likely result in an abrupt increase in the price of crude oil, gasoline, diesel fuel and energy costs. Such price increases would increase the cost of doing business for us and our suppliers, and also would negatively impact our customers' disposable income and have an adverse impact on our business, sales, profit margins and results of operations.

Risks Relating to Our Financial Condition

The covenants governing our revolving and term loan facilities impose restrictions on us.

The terms of our revolving and term loan facilities include covenants that impose operating and financial restrictions on us and our subsidiaries and require us to meet certain financial ratios and conditions. These restrictions may also have a negative impact on our business, financial condition, results of operations and cash flows by significantly limiting or prohibiting us from engaging in certain transactions, including:

●	incurring or guaranteeing additional indebtedness;
●	making capital expenditures and other investments;
●	incurring liens on our assets and engaging in sale-leaseback transactions;
●	issuing or selling capital stock of our subsidiaries;
●	transferring or selling assets currently held by us; and
●	engaging in mergers or acquisitions.

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

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

The following table sets forth certain information relating to our distribution and other principal facilities:

	Opening		Size	Nature of
Facility	Date	Area Served	(Sq. ft.)(1)	Occupancy

Main Distribution Centers:
Roanoke, Virginia	1988	Mid-Atlantic	433,681	Leased
Lehigh, Pennsylvania	2004	Northeast	635,487	Owned
Lakeland, Florida	1982	Florida	552,796	Owned
Gastonia, North Carolina	1969	South, Offshore	634,472	Owned
Gallman, Mississippi	2001	South	388,168	Owned
Salina, Kansas	1971	West, Midwest	413,500	Owned
Delaware, Ohio	1972	Northeast	480,100	Owned
Thomson, Georgia	1999	Southeast	374,400	Owned

Master PDQ® Warehouse:
Andersonville, Tennessee	1998	All	115,019	Leased

PDQ® Warehouses:
Youngwood, Pennsylvania	1999	East	39,878	Leased
Riverside, Missouri	1999	West	43,912	Leased
Guilderland Center, New York	1999	Northeast	40,950	Leased
Temple, Texas	1999	Southwest	61,343	Leased
Altamonte Springs, Florida	1996	Central Florida	10,000	Owned
Jacksonville, Florida	1997	Northern Florida and Southern	12,712	Owned
		Georgia
Tampa, Florida	1997	West Central Florida	10,000	Owned
Hialeah, Florida	1997	South Florida	12,500	Owned
West Palm Beach, Florida	1998	Southeast Florida	13,300	Leased
Mobile, Alabama	1998	Alabama and Mississippi	10,000	Owned
Atlanta, Georgia	1999	Georgia and South Carolina	16,786	Leased
Tallahassee, Florida	1999	South Georgia and Northwest	10,000	Owned
		Florida
Fort Myers, Florida	1999	Southwest Florida	14,330	Owned
Cleveland, Ohio	2008	Northeast Ohio	22,000	Leased
Chicago, Illinois(2)	2009	Northern Illinois, Wisconsin	45,485	Leased
		and Northern Indiana

Corporate/Administrative Offices:
Roanoke, Virginia	1995	All	49,000	Leased
Roanoke, Virginia	2002	All	144,000	Leased
Minneapolis, Minnesota	2008	All	51,674	Leased

AI Properties:
Norton, Massachusetts	2006	AI corporate office	30,000	Leased
Norton, Massachusetts	2006	New England, New York - AI	317,500	Leased

(1)	Square footage amounts exclude adjacent office space.
(2)	This facility opened in January 2009.

At January 3, 2009, we owned 633 of our stores and leased 2,735 stores. The expiration dates, including the exercise of renewal options, of the store leases are summarized as follows:

Years	AAP Stores	AI Stores	Total
2008-2009	24	1	25
2010-2014	235	62	297
2015-2019	616	32	648
2020-2029	815	30	845
2030-2039	790	-	790
2040-2056	130	-	130
	2,610	125	2,735

Item 3.	Legal Proceedings.

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

	High	Low
Fiscal Year Ended January 3, 2009
Fourth Quarter	$37.37	$24.17
Third Quarter	$44.61	$36.75
Second Quarter	$41.74	$33.57
First Quarter	$37.99	$31.20
Fiscal Year Ended December 29, 2007
Fourth Quarter	$40.73	$31.53
Third Quarter	$40.15	$29.51
Second Quarter	$43.62	$39.22
First Quarter	$40.80	$34.90

The closing price of our common stock on March 2, 2009 was $36.31. At March 2, 2009, there were 384 holders of record of our common stock (which does not include the number of individual beneficial owners whose shares were held on their behalf by brokerage firms in street name).

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

Stock Price Performance

The following graph shows a comparison of our cumulative total return on our common stock, the Standard & Poor’s 500 Index and the Standard & Poor’s 500 Specialty Retail Index. The graph assumes that the value of an investment in our common stock and in each such index was $100 on January 3, 2004, and that any dividends have been reinvested. The comparison in the graph below is based solely on historical data and is not intended to forecast the possible future performance of our common stock.

COMPARISON OF CUMULATIVE TOTAL RETURN AMONG
ADVANCE AUTO PARTS, INC., S&P 500 INDEX
AND S&P 500 SPECIALTY RETAIL INDEX

Company / Index	Jan 3, 2004	Jan 1, 2005	Dec 31, 2005	Dec 30, 2006	Dec 29, 2007	Jan 3, 2009
Advance Auto Parts	100	107.30	160.13	131.88	142.46	128.29
S&P 500 Index	100	111.23	116.69	135.12	143.53	92.64
S&P 500 Specialty Retail Index	100	114.63	117.91	125.73	99.82	79.42

Item 6.	Selected Consolidated Financial Data.

The following table sets forth our selected historical consolidated statement of operations, balance sheet and other operating data. Included in this table are key metrics and operating results used to measure our financial progress. The selected historical consolidated financial and other data at January 3, 2009 and December 29, 2007 and for the three years ended January 3, 2009 have been derived from our audited consolidated financial statements and the related notes included elsewhere in this report. The historical consolidated financial and other data at December 30, 2006, December 31, 2005 and January 1, 2005 and for the years ended December 31, 2005 and January 1, 2005 have been derived from our audited consolidated financial statements and the related notes that have not been included in this report. You should read this data along with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and our consolidated financial statements and the related notes included elsewhere in this report.

	Fiscal Year (1)(2)

	2008	2007	2006	2005	2004
	(in thousands, except per share data)

Statement of Operations Data:
Net sales	$5,142,255	$4,844,404	$4,616,503	$4,264,971	$3,770,297
Cost of sales (3)	2,679,191	2,523,435	2,415,339	2,250,493	2,016,926
Gross profit	2,463,064	2,320,969	2,201,164	2,014,478	1,753,371
Selling, general and administrative expenses	2,048,137	1,904,540	1,797,814	1,605,986	1,424,613
Operating income	414,927	416,429	403,350	408,492	328,758
Interest expense	(33,729)	(34,809)	(35,992)	(32,384)	(20,069)
Gain (loss) on extinguishment of debt	-	-	986	-	(3,230)
Other income, net	(506)	1,014	1,571	2,815	289
Income from continuing operations before income taxes and loss on discontinued operations	380,692	382,634	369,915	378,923	305,748
Income tax expense	142,654	144,317	138,597	144,198	117,721
Income from continuing operations before loss on discontinued operations	238,038	238,317	231,318	234,725	188,027
Discontinued operations:
Loss from operations of discontinued
Wholesale Distribution Network	-	-	-	-	(63)
Benefit for income taxes	-	-	-	-	(24)
Loss on discontinued operations	-	-	-	-	(39)
Net income	$238,038	$238,317	$231,318	$234,725	$187,988

Per Share Data:(4)
Income from continuing operations before loss on discontinued operations per basic share	$2.51	$2.30	$2.18	$2.17	$1.70
Income from continuing operations before loss on discontinued operations per diluted share	$2.50	$2.28	$2.16	$2.13	$1.66
Net income per basic share	$2.51	$2.30	$2.18	$2.17	$1.70
Net income per diluted share	$2.50	$2.28	$2.16	$2.13	$1.66
Cash dividends declared per basic share	$0.24	$0.24	$0.24	$-	$-
Weighted average basic shares outstanding	94,655	103,826	106,129	108,318	110,846
Weighted average diluted shares outstanding	95,305	104,654	107,124	109,987	113,222

Cash flows provided by (used in):

Operating activities	$478,739	$410,542	$333,604	$321,632	$260,397
Investing activities	(181,609)	(202,143)	(258,642)	(302,780)	(166,822)
Financing activities	(274,426)	(204,873)	(104,617)	(34,390)	(48,741)

	Fiscal Year (1)(2)

	2008	2007	2006	2005	2004
	(in thousands, except per share data and ratios)
Balance Sheet and Other Financial Data:

Cash and cash equivalents	$37,358	$14,654	$11,128	$40,783	$56,321
Inventory	$1,623,088	$1,529,469	$1,463,340	$1,367,099	$1,201,450
Inventory turnover(5)	1.70	1.69	1.71	1.75	1.74
Inventory per store(6)	$482	$469	$475	$476	$453
Accounts payable to inventory ratio(7)	57.2%	55.1%	53.2%	54.8%	53.7%
Net working capital(8)	$442,632	$456,897	$498,553	$406,476	$416,302
Capital expenditures	$184,986	$210,600	$258,586	$216,214	$179,766
Total assets	$2,964,065	$2,805,566	$2,682,681	$2,542,149	$2,201,962
Total debt	$456,164	$505,672	$477,240	$438,800	$470,000
Total net debt(9)	$439,394	$521,018	$500,318	$448,187	$433,863
Total stockholders' equity	$1,075,166	$1,023,795	$1,030,854	$919,771	$722,315

Selected Store Data:

Comparable store sales growth (10)	1.5%	0.7%	1.6%	8.2%	6.0%
Number of stores at beginning of year	3,261	3,082	2,872	2,652	2,539
New stores	127	196	215	231	125
Closed stores	(20)	(17)	(5)	(11)	(12)
Number of stores, end of period	3,368	3,261	3,082	2,872	2,652
Relocated stores	10	29	47	54	34
Stores with commercial delivery program, end of period	2,880	2,712	2,526	2,254	1,945
Total commercial sales, as a percentage of total sales	29.5%	26.6%	25.0%	21.8%	18.4%
SG&A expenses per store (in 000s)(11)(12)	$618	$601	$604	$586	$549
Operating income per team member (in 000s)(13)	$9.02	$9.40	$9.29	$10.30	$9.01
Total store square footage, end of period	24,711	23,982	22,753	21,246	19,734
Average net sales per store (in 000s)(12)(14)	$1,551	$1,527	$1,551	$1,555	$1,453
Average net sales per square foot(12)(15)	$211	$207	$210	$209	$195
Gross margin return on inventory(16)	$3.56	$3.39	$3.38	$3.43	$3.18

(1)	Our fiscal year consists of 52 or 53 weeks ending on the Saturday nearest to December 31st. All fiscal years presented are 52 weeks, with the exception of fiscal 2008, which consisted of 53 weeks.
(2)	The statement of operations data for each of the years presented reflects the operating results of the wholesale distribution segment as discontinued operations.
(3)	Cost of sales includes a non-cash obsolete inventory write-down of $37.5 million recorded in fiscal 2008 due to a change in our inventory management approach for slow moving inventory.
(4)	Basic and diluted shares outstanding for each of the years presented gives effect to a 3-for-2 stock split effectuated by us in the form of a 50% stock dividend distributed on September 23, 2005.
(5)	Inventory turnover is calculated as cost of sales divided by the average of beginning and ending inventories.
(6)	Inventory per store is calculated as ending inventory divided by ending store count.
(7)
Accounts payable to inventory ratio is calculated as ending accounts payable divided by ending inventory. Beginning in fiscal 2004, as a result of our new vendor financing program, we aggregate financed vendor accounts payable with accounts payable to calculate our accounts payable to inventory ratio.

(8)	Net working capital is calculated by subtracting current liabilities from current assets.
(9)	Net debt includes total debt and bank overdrafts, less cash and cash equivalents.
(10)
Comparable store sales is calculated based on the change in net sales starting once a store has been open for 13 complete accounting periods (each period represents four weeks). Relocations are included in comparable store sales from the original date of opening. Beginning in fiscal 2008, we include in comparable store sales the net sales from stores operated in Puerto Rico and the Virgin Islands, or Offshore, and AI stores. The comparable periods have been adjusted accordingly. Fiscal 2008 comparable store sales exclude sales from the 53rd week.

(11)
Selling, general and administrative, or SG&A, expense per store is calculated as total SG&A expenses divided by the average of beginning and ending store count. Excluding the SG&A impact of the 53rd week of fiscal 2008 of approximately $28.0 million, SG&A expenses per store in fiscal 2008 was $609.

(12)	The ending store count and/or store square footage used in the calculation of the 2005 ratios has been weighted for the period of the AI acquisition.
(13)
Operating income per team member is calculated as operating income divided by an average of beginning and ending number of team members. Excluding the operating income impact of the 53rd week of fiscal 2008 of approximately $16.0 million and a $37.5 million non-cash obsolete inventory write-down, operating income per team member in fiscal 2008 was $9.49.

(14)
Average net sales per store is calculated as net sales divided by the average of the beginning and the ending number of stores for the respective period. Excluding the net sales impact of the 53rd week of fiscal 2008 of approximately $89.0 million, average net sales per store in fiscal 2008 was $1,524.

(15)
Average net sales per square foot is calculated as net sales divided by the average of the beginning and ending total store square footage for the respective period. Excluding the net sales impact of the 53rd week of fiscal 2008 of approximately $89.0 million, average net sales per square foot in fiscal 2008 was $208.

(16)
Gross margin return on inventory is calculated as gross profit divided by an average of beginning and ending inventory, net of accounts payable and financed vendor accounts payable. Excluding the gross profit impact of the 53rd week of fiscal 2008 of approximately $44.0 million and a $37.5 million non-cash obsolete inventory write-down, gross margin return on inventory in fiscal 2008 was $3.46.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with "Selected Consolidated Financial Data," our consolidated historical financial statements and the notes to those statements that appear elsewhere in this report. Our discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Forward-Looking Statements” and "Risk Factors" elsewhere in this report.

Our fiscal year ends on the Saturday nearest December 31st of each year, which results in an extra week every several years (fiscal 2008 contained 53 weeks). Our first quarter consists of 16 weeks, and the other three quarters consist of 12 weeks, with the exception of the fourth quarter fiscal 2008 which contained 13 weeks due to our 53-week fiscal year in 2008.

Introduction

We operate primarily within the United States automotive aftermarket industry, which includes replacement parts (excluding tires), accessories, maintenance items, batteries and automotive chemicals for cars and light trucks (pickup trucks, vans, minivans and sport utility vehicles). We currently are the second largest specialty retailer of automotive parts, accessories and maintenance items to “do-it-yourself,” or DIY, and "do-it-for-me," or Commercial, customers in the United States, based on store count and sales. At January 3, 2009, we operated 3,368 stores throughout 40 states.

We operate in two reportable segments: Advance Auto Parts, or AAP, and Autopart International, or AI.  The AAP segment is comprised of our store operations within the United States, Puerto Rico and the Virgin Islands which operate under the trade names “Advance Auto Parts,” “Advance Discount Auto Parts” and “Western Auto.” At January 3, 2009, we operated 3,243 stores in the AAP segment, of which 3,215 stores operated under the trade names “Advance Auto Parts” and “Advance Discount Auto Parts” throughout 40 states in the Northeastern, Southeastern and Midwestern regions of the United States. These stores offer automotive replacement parts, accessories and maintenance items.  In addition, we operated 28 stores under the “Western Auto” and “Advance Auto Parts” trade names, located in Puerto Rico and the Virgin Islands, or Offshore.

At January 3, 2009, we operated 125 stores in the AI segment under the “Autopart International” trade name. We acquired AI in September 2005. AI operates as an independent, wholly-owned subsidiary. AI’s business primarily serves the Commercial market from its store locations. In addition, its North American Sales Division services warehouse distributors and jobbers throughout North America.

Management Overview

During fiscal 2008, in a challenging year of deteriorating macroeconomic conditions, we accelerated top-line sales growth by 6.1% and recorded earnings per diluted share of $2.50 compared to $2.28 in fiscal 2007.  Our fiscal 2008 financial results included an extra week of operations (53rd week) as well as a non-cash obsolete inventory write-down of $37.5 million due to a change in inventory management approach for slow moving inventory. We continued to generate significant operating cash flow that allowed us to invest in business initiatives and return capital to shareholders through cash dividends and share repurchases.

Fiscal 2008 was a transitional year for Advance, which included several executive management changes and the introduction of key strategies and initiatives, as we embarked on a concentrated effort to drive changes in response to diminished sales and earnings growth during fiscal 2006 and 2007. In January 2008, Darren Jackson was appointed to the position of President and Chief Executive Officer. Mr. Jackson, who had previously served on our Board of Directors, Audit Committee and Finance Committee, had already been involved with management on the completion of certain strategic business assessments during fiscal 2007 and the formulation of key initiatives discussed below. In addition to our CEO, other new management leaders joined Advance in fiscal 2008 to work with existing leaders on developing and executing a turnaround plan.

Fiscal 2008 Highlights

Highlights from our fiscal 2008 include:

Financial

●
We recorded earnings per diluted share of $2.50 compared to $2.28 for fiscal 2007.  These results included approximately $0.10 of diluted earnings per share from the 53rd week as well as a reduction in diluted earnings per share of $0.25 from the non-cash obsolete inventory write-down. In addition to these items, our increase in earnings per share was driven by increased operating income, reduced interest expense and a lower outstanding share count as a result of 6.1 million shares having been repurchased during fiscal 2008.

●
Total sales for fiscal 2008 increased 6.1% over fiscal 2007 to $5.14 billion, primarily driven by new store growth, the 1.7% impact of the 53rd week’s sales ($88.8 million) on total sales and a comparable store sales increase of 1.5%. Our fourth quarter comparable sales increase of 3% was the highest in 11 quarters.

●
We generated operating cash flow of $478.7 million for the year, an increase of $68.2 million over the comparable period in fiscal 2007, which was primarily driven by higher earnings and the impact of the 53rd week.

●
During fiscal 2008, we repurchased 6.1 million shares of common stock for $216.5 million at an average price of $35.28 per share, of which 4.6 million shares were repurchased under our previous $500 million stock repurchase program.

Operational

●	Executive management introduced four key turnaround strategies as the primary catalyst for our transformation and turnaround. These four strategies are:

	1.	Commercial Acceleration

	2.	DIY Transformation

	3.	Availability Excellence

	4.	Superior Experience

A majority of the initiatives we began and/or completed during fiscal 2008 are centered around these four strategies, some of which are discussed in the following section.

●
We retired the 2010 store format and related remodel program.  In early fiscal 2009, we began an assessment of our store occupancy costs and a potential divestiture of approximately 40 to 55 stores in addition to our normal annual store closings that are strategically or financially delivering unacceptable results. These stores were assessed for impairment as of January 3, 2009 and no impairment was considered necessary at that time.

Update on Turnaround Strategies

Our favorable results during fiscal 2008 were in part being driven by progress on our key turnaround strategies. Each of the four strategies is at a different stage of implementation.

➢	Commercial Acceleration

The effectiveness of our Commercial Acceleration strategy is evident as we experienced double digit comparable sales increases over the last four quarters in Commercial sales. For fiscal 2008, we experienced a 12.1% Commercial comparable store sales increase. We continue to gain market share in a business that is very fragmented and still growing overall. We have added more parts to our stores with Commercial programs, including key brands which are highly respected and preferred by our Commercial customers. We are developing a sales force to drive our Commercial business, another key component of the Commercial Acceleration strategy. We are increasing the number of Commercial account managers and equipping them with tools to acquire new customers and increase the volume of existing customers’ purchases. We are also testing other initiatives to roll out on a larger scale that meet the needs of our Commercial customers and drive shareholder value.

➢	DIY Transformation

The initial focus of the DIY Transformation strategy is to turnaround our current DIY sales trends utilizing targeted initiatives. Our DIY comparable store sales decrease was 2.3% in fiscal 2008 with our fourth quarter improving to a decrease of 1.1%. During fiscal 2008, we completed a 100-day assessment of our DIY business where a representative group of management and field team members worked together and concluded that we must continue to focus on initiatives such as parts availability, attachment selling, superior customer service, and the proper scheduling of team members. Additionally, we have identified certain operating areas where we are experiencing positive DIY sales results which provide us with an opportunity to utilize those best practices across the entire DIY business.

Our ability to achieve successful results in our Commercial Acceleration and DIY Transformation strategies is dependent on our Availability Excellence and Superior Experience strategies.

➢	Availability Excellence

The Availability Excellence strategy represents our commitment to enhance the breadth and depth of our parts availability in our stores, and the speed of our parts delivery, to better serve both our Commercial and DIY customers. This strategy incorporates our supply chain and logistics network capabilities, space management and merchandising initiatives. We are making progress on the parts availability initiative as the merchandising and inventory management teams partner with the Commercial and DIY teams to accelerate sales growth. As discussed in Commercial Acceleration, key brands of parts such as Moog® and Wagner® were added during fiscal 2008. We began the rollout of a custom mix inventory process chain-wide. In addition, we reviewed our inventory productivity and changed our inventory management approach for slow moving inventory. We intend to increase our inventory productivity by reducing the amount of slow moving inventory and utilizing vendor return privileges earlier in the life-cycle of our inventory which will allow us to add faster moving custom mix inventory. We believe this change in inventory management approach will accelerate sales, improve margins and increase inventory turnover.

Progress in other initiatives included the restructuring of our merchandising department into an integrated operating model, the completion of an initial phase of a new category management process and the roll-out of a new price optimization tool. As previously announced, we are also implementing an Oracle merchandising system over a multi-year period which will serve as a key upgrade to our current merchandising systems. We recently launched the Company’s global sourcing capability and private brand strategy. In February 2009, we announced the outsourcing of our private vehicle fleet, which will allow more scheduling flexibility and reduce costs to help fund the expansion of our PDQ® network. We will continue to measure progress in our Availability Excellence strategy, using productivity metrics such as sales per square foot and gross margin return on inventory.  See Item 6, Selected Consolidated Financial Data, for a presentation of these and other key metrics.

➢	Superior Experience

Superior Experience is centered around our store operations and providing superior customer service. We have begun to evaluate our customer service through the measurement of Team Member engagement and customer satisfaction. We believe we will gain valuable information from these results which will drive improvement in our results in future quarters.  In the fourth quarter, we tested a new integrated operating model that demonstrated efficiencies in our Commercial delivery business and related acceleration in Commercial sales. This new staffing model will begin a phased-in rollout in the first quarter of 2009. The leaders of Superior Experience will be re-engineering the store experience and store operations as well as gaining a better understanding of what the customer ultimately wants.

Industry

The steep decline in consumer confidence, rapidly rising unemployment, the credit crisis and the single largest decline in annual miles driven presented challenges to retailers throughout fiscal 2008. More recently, retail industry comparable store sales represented the worst retail environment in 40 years. However, the automotive aftermarket industry will likely have an opportunity to benefit from the economic downturn because consumers are keeping their vehicles longer which increases the average age of vehicles and the need to repair and complete routine maintenance on those vehicles.

Although our fiscal 2008 results were positive, our outlook is cautious for fiscal 2009 given the current economic environment. We are still in the early stages of implementing our four key turnaround strategies. We are committed to making the necessary investments to help ensure our long-term success.

Store Development by Segment

The following table sets forth the total number of new, closed and relocated stores and stores with Commercial delivery programs during fiscal 2008, 2007 and 2006. We lease approximately 81% of our stores.

AAP
	Fiscal Year
	2008	2007	2006
Number of stores at beginning of year	3,153	2,995	2,810
New stores	109	175	190
Closed stores	(19)	(17)	(5)
Number of stores, end of period(a)	3,243	3,153	2,995
Relocated stores	10	29	47
Stores with commercial delivery programs	2,755	2,604	2,439

AI
	Fiscal Year
	2008	2007	2006
Number of stores at beginning of year	108	87	62
New stores	18	21	25
Closed stores	(1)	-	-
Number of stores, end of period	125	108	87
Stores with commercial delivery programs	125	108	87

(a)	Includes 2 stores not operating at December 30, 2006, primarily due to hurricane damage.

During fiscal 2009, we anticipate adding approximately 75 AAP and 30 AI stores and closing 10 to 15 stores, excluding the stores that may be closed in connection with our store divestiture plan.

Critical Accounting Policies

Our financial statements have been prepared in accordance with accounting policies generally accepted in the United States of America. Our discussion and analysis of the financial condition and results of operations are based on these financial statements. The preparation of these financial statements requires the application of accounting policies in addition to certain estimates and judgments by our management. Our estimates and judgments are based on currently available information, historical results and other assumptions we believe are reasonable. Actual results could differ materially from these estimates.

The preparation of our financial statements included the following significant estimates and exercise of judgment.

Vendor Incentives

We receive incentives from vendors as a result of purchasing and promoting their products through a variety of programs, including cooperative advertising allowances, volume rebates and other promotional incentives.  We account for vendor incentives in accordance with Emerging Issues Task Force, or EITF, No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.”  Many of the incentives are under long-term agreements (terms in excess of one year), while others are negotiated on an annual basis.  Cooperative advertising allowances and volume rebates are earned based on inventory purchases and are initially recorded as a reduction to inventory.  The deferred amounts are included as a reduction to cost of sales as the inventory is sold.

We recognize other promotional incentives earned under long-term agreements as a reduction to cost of sales. These incentives are recognized based on the cumulative net purchases as a percentage of total estimated net purchases over the life of the agreement. Our margins could be impacted positively or negatively if actual purchases or results from any one year differ from our estimates; however, the impact over the life of the agreement would be the same.  Short-term incentives (terms less than one year) are generally recognized as a reduction to cost of sales over the course of the agreements.

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

Inventory Reserves

We establish reserves for inventory shrink for our distribution centers based on historical results from our cycle counting program and actual results from our most recent cycle counts. For our store locations, we establish reserves for estimated shrink based on historical results from our cycle counting program and results of physical inventories, as adjusted for current economic conditions if necessary. Beginning in the third quarter of fiscal 2008, we began transitioning to a physical inventory process and had completed physical inventories in approximately one-third of our retail stores as of January 3, 2009.

An increase (or decrease) to our inventory reserves is recorded as an increase (or decrease) to our cost of sales. Our estimates of these shrink reserves depend on the results of the independent physical inventory counts and the accuracy of the cycle count program, which is dependent on compliance rates of our facilities and the execution of the required procedures. We evaluate the accuracy of our cycle program on an ongoing basis and believe it provides reasonable assurance for the established inventory shrink reserves.  If estimates of our shrink reserves are inaccurate based on the inventory counts, we may be exposed to losses or gains that could be material.

We also have recorded reserves for potentially excess and obsolete inventories based on (i) current inventory levels, (ii) historical analysis of product sales and (iii) current market conditions. We provide reserves where less than full credit is expected from a vendor or where we anticipate that items will be sold at retail prices that are less than recorded cost. We have historically developed these estimates based on the determination of return privileges with vendors, the level of credit provided by the vendor and management’s estimate of the discounts to be recorded, if any, required by market conditions.  At the end of fiscal 2008, we reviewed our inventory productivity and changed our inventory management approach for slow moving inventory. As a result, we increased our reserve for excess and obsolete inventories by $34.1 million, excluding a LIFO and warehousing cost impact of $3.4 million.

Our total inventory reserves increased by $27.3 million in fiscal 2008 compared to fiscal 2007 primarily as a result of the increase to our excess and obsolete inventory reserve. Future changes by vendors in their policies or willingness to accept returns of excess inventory or changes in our inventory management approach for excess and obsolete inventory could require us to revise our estimates of required reserves and result in a negative impact on our consolidated statement of operations. A 10% difference in actual inventory reserves at January 3, 2009 would have affected net income by approximately $3.9 million for the fiscal year ended January 3, 2009.

Warranty Reserves

We offer limited warranties on certain products that range from 30 days to lifetime warranties; the warranty obligation on the majority of merchandise sold by us with a manufacturer’s warranty is borne by our vendors.  However, we have an obligation to provide customers free replacement of merchandise or merchandise at a prorated cost if under a warranty and not covered by the manufacturer.  Merchandise sold with warranty coverage by us primarily includes batteries but may also include other parts such as brakes and shocks.  We estimate and record a reserve for future warranty claims based on the historical return experience of the products sold and record any change as income or expense in the period the product is sold. If claims experience differs from historical levels, revisions in our estimates may be required, which could have an impact on our consolidated statement of operations.

Our warranty reserves increased by $10.9 million in fiscal 2008 compared to fiscal 2007. A portion of this obligation is funded by incentives from our vendors. The overall increase in our warranty reserves was primarily attributable to an increase in the quantity and cost of batteries sold during fiscal 2008 as well as an increase in related warranty claims. Effective December 30, 2007, the Company also began including in its warranty reserves the warranty obligation on certain other products sold in addition to batteries.  A 10% change in the warranty reserves at January 3, 2009 would have affected net income by approximately $1.8 million for the fiscal year ended January 3, 2009.

Self-Insurance Reserves

We are self-insured for general and automobile liability, workers' compensation and the health care claims of our Team Members, although we maintain stop-loss coverage with third-party insurers to limit our total liability exposure. Our self-insurance program, started in 2001, has not reached full maturity. A reserve for liabilities associated with these losses is established for claims filed, claims incurred but not yet reported, projected future claims using actuarial methods followed in the insurance industry and our historical claims experience.  Each year, our reserve for self-insurance increases over the prior year because each year adds an additional layer of reserves without an equal amount of prior year reserves being fully relieved. Generally, claims have historically taken several years to settle and thus are not relieved at the same rate as additional reserves are added each year. Our self-insurance reserves increased by $5.0 million in fiscal 2008 compared to fiscal 2007. This increase was primarily the result of the increase in the number of workers’ compensation claims and automobile accident claims as well as an increase in the total cost to settle workers’ compensation claims as compared to the prior year.  Although the increase in self-insured reserves in fiscal 2008 is less than in fiscal 2007, the increase in the number of claims continues to be driven by overall growth, including an increase in total number of stores, employees and Commercial delivery vehicles.

While we do not expect the amounts ultimately paid to differ significantly from our estimates, our self-insurance reserves and corresponding selling, general and administrative expenses could be affected if future claim experience differs significantly from historical trends and actuarial assumptions. A 10% change in our self-insurance liabilities at January 3, 2009 would have affected net income by approximately $5.7 million for the fiscal year ended January 3, 2009.

Tax Reserves

The determination of our income tax liabilities is based upon the tax codes, regulations and pronouncements of the taxing jurisdictions in which we do business. Our income tax returns are periodically examined by those jurisdictions. These examinations include, among other things, auditing our filing positions, the timing of deductions and allocation of income among the various jurisdictions. At any particular time, multiple years are subject to examination by various taxing authorities.

In evaluating our income tax positions, we record reserves for potential exposures. These tax reserves are adjusted in the period actual developments give rise to such change. Those developments could be, but are not limited to: settlement of tax audits, expiration of the statute of limitations, the evolution of tax codes and regulations, along with varying applications of tax policy and administration within those jurisdictions.

These tax reserves contain uncertainties because management is required to make assumptions and apply judgment to estimate exposures associated with our various filing positions. Although management believes that the judgments and estimates are reasonable, actual results could differ and the company may be exposed to gains or losses that could be material. To the extent that actual results differ from our estimates, the effective tax rate in any particular period could be materially affected. Favorable tax developments would be recognized as a reduction in our effective tax rate in the period of resolution. Unfavorable tax developments would require an increase in our effective tax rate and a possible use of cash in the period of resolution.  A 10% change in the tax reserves at January 3, 2009 would have affected net income by approximately $1.4 million for the fiscal year ended January 3, 2009.

Components of Statement of Operations

Net Sales

Net sales consist primarily of merchandise sales from our retail store locations to both our DIY and Commercial customers. Our total sales growth is comprised of both comparable store sales and new store sales. We calculate comparable store sales based on the change in store sales starting once a store has been opened for 13 complete accounting periods (approximately one year). We include sales from relocated stores in comparable store sales from the original date of opening. Beginning in fiscal 2008, we also include in comparable store sales the net sales from the Offshore and AI stores. The comparable periods have been adjusted accordingly. Fiscal 2008 comparable store sales exclude the effect of the 53rd week.

Cost of Sales

Our cost of sales consists of merchandise costs, net of incentives under vendor programs; inventory shrinkage, defective merchandise and warranty costs; and warehouse and distribution expenses. Gross profit as a percentage of net sales may be affected by (i) variations in our product mix, (ii) price changes in response to competitive factors and fluctuations in merchandise costs, (iii) vendor programs, (iv) inventory shrinkage, (v) defective merchandise and warranty costs and (v) warehouse and distribution costs. We seek to minimize fluctuations in merchandise costs and instability of supply by entering into long-term purchasing agreements, without minimum purchase volume requirements, when we believe it is advantageous. Our gross profit may not be comparable to those of our competitors due to differences in industry practice regarding the classification of certain costs. See Note 2 to our consolidated financial statements elsewhere in this report for additional discussion of these costs.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses consist of store payroll, store occupancy (including rent and depreciation), advertising expenses, Commercial delivery expenses, other store expenses and general and administrative expenses, including salaries and related benefits of store support center team members, share-based compensation expense, store support center administrative office expenses, data processing, professional expenses, self-insurance costs and other related expenses. See Note 2 to our consolidated financial statements for additional discussion of these costs.

Consolidated Results of Operations

The following table sets forth certain of our operating data expressed as a percentage of net sales for the periods indicated.

	Fiscal Year Ended
	January 3,	December 29,	December 30,
	2009	2007	2006

Net sales	100.0%	100.0%	100.0%
Cost of sales	52.1	52.1	52.3
Gross profit	47.9	47.9	47.7
Selling, general and administrative expenses	39.8	39.3	39.0
Operating income	8.1	8.6	8.7
Interest expense	(0.7)	(0.7)	(0.8)
Loss on extinguishment of debt	-	-	0.0
Other income, net	(0.0)	0.0	0.1
Income tax expense	2.8	3.0	3.0
Net income	4.6	4.9	5.0

Fiscal 2008 Compared to Fiscal 2007

Net Sales

Net sales for fiscal 2008 were $5,142.3 million, an increase of $297.9 million, or 6.1%, over net sales for fiscal 2007. The net sales increase was due to contributions from the 107 net new AAP and AI stores opened within the last year, $88.8 million in sales from the 53rd week and an increase in comparable store sales of 1.5%.

AAP produced sales of $4,976.6 million, an increase of $267.2 million, or 5.7%. AAP’s sales increase was primarily driven by a 1.3% comparable store sales increase, $86.5 million in sales from the 53rd week and sales from the 90 net new stores opened within the last year. The AAP comparable store sales increase was driven by (i) an increase in average ticket sales and customer traffic in our Commercial business and (ii) an increase in average ticket sales by our DIY customers offset by a decrease in DIY customer count. AI produced sales of $165.7 million, an increase of $30.6 million, or 22.7%. AI’s sales increase was primarily driven by a 9.2% comparable store sales increase, $2.3 million in sales from the 53rd week and sales from 17 net new stores opened within the last year.

We expect to experience similar trends during fiscal 2009 as we continue to realize benefits from our turnaround strategies partially offset by the continuation of a challenging macroeconomic environment.

Gross Profit

Gross profit for fiscal 2008 was $2,463.1 million, or 47.9% of net sales, as compared to $2,321.0 million, or 47.9% of net sales, in fiscal 2007, remaining flat. Gross profit reflects a reduction of $37.5 million, or 73 basis points, or bps, resulting from a non-cash obsolete inventory write-down due to a change in our inventory management approach for slow moving inventory. Offsetting this reduction in gross profit as a percentage of net sales were improvements in gross profit from more effective pricing, decreased inventory shrink, and higher sales from AI, which generated a higher gross profit rate. The impact on gross profit from the 53rd week was approximately $44 million and did not materially affect our gross profit rate.

SG&A

SG&A expenses for fiscal 2008 were $2,048.1 million, or 39.8% of net sales, as compared to $1,904.5 million, or 39.3% of net sales, for fiscal 2007, or an increase of 52 basis points. The increase in SG&A expenses as a percentage of sales was driven primarily by investments in strategic initiatives, increased incentive compensation and legal settlement costs partially offset by favorable medical costs. Our SG&A rate for fiscal 2008 was favorably impacted by approximately 14 bps from the 53rd week as a result of not including an additional week of fixed expenses that are typically expensed in a 52-week year.

Operating Income

Operating income for fiscal 2008 was $414.9 million, or 8.1% of net sales, as compared to $416.4 million, or 8.6% of net sales, in fiscal 2007, or a decrease of 53 basis points. AAP produced operating income of $410.7 million, or 8.3% of net sales, for fiscal 2008 as compared to $417.2 million, or 8.9% of net sales, in fiscal 2007. AI generated operating income for fiscal 2008 of $4.2 million as compared to an operating loss of $0.8 million in fiscal 2007. Operating income increased primarily due to AI’s positive sales results for the year and a decrease in payroll expense as a percentage of sales. The Company's overall operating income was reduced by a non-cash obsolete inventory write-down of $37.5 million while results from the 53rd week contributed approximately $15.8 million to our operating income.

Interest Expense

Interest expense for fiscal 2008 was $33.7 million, or 0.7% of net sales, as compared to $34.8 million, or 0.7% of net sales, in fiscal 2007. The decrease in interest expense was a result of lower average borrowing rates partially offset by higher average outstanding borrowings as compared to fiscal 2007.

Income Taxes

Income tax expense for fiscal 2008 was $142.7 million, as compared to $144.3 million for fiscal 2007. Our effective income tax rate was 37.5% and 37.7% for fiscal 2008 and fiscal 2007, respectively.

Net Income & EPS

Net income for fiscal 2008 was $238.0 million, or $2.50 per diluted share, for fiscal 2008, as compared to $238.3 million, or $2.28 per diluted share, for fiscal 2007. As a percentage of sales, net income for fiscal 2008 was 4.6%, as compared to 4.9% for fiscal 2007. The increase in diluted earnings per share was primarily due to a reduced share count as a result of the shares repurchased during the last year. Net income and diluted earnings per share were reduced by the non-cash obsolete inventory write-down of $23.7 million (net of tax) and $0.25, respectively. Our results from the 53rd week contributed approximately $9.6 million of net income and earnings per diluted share of $0.10.

Fiscal 2007 Compared to Fiscal 2006

Net Sales

Net sales for fiscal 2007 were $4,844.4 million, an increase of $227.9 million, or 4.9%, over net sales for fiscal 2006. The net sales increase was due to an increase in comparable store sales of 0.8% and contributions from the 196 AAP and AI stores opened within the prior year. The comparable store sales increase was driven by an increase in average ticket sales and customer traffic in our Commercial business and an increase in average ticket sales by our DIY customers offset by a decrease in DIY customer count. AI produced sales of $135.0 million in fiscal 2007, an increase $23.9 million or 21.6%, compared to fiscal 2006. AI’s sales increase was driven primarily by our acceleration of new-store growth through fiscal 2006 and 2007.

Gross Profit

Gross profit for fiscal 2007 was $2,321.0 million, or 47.9% of net sales, as compared to $2,201.2 million, or 47.7% of net sales, in fiscal 2006. The increase in gross profit as a percentage of net sales was due primarily to improved procurement costs, a positive shift in sales mix and lower logistics expense partially offset by strategic price changes associated with our focused effort on remaining competitive in the parts category.

SG&A

SG&A expenses for fiscal 2007 were $1,904.5 million, or 39.3% of net sales, as compared to $1,797.8 million, or 39.0% of net sales, for fiscal 2006. SG&A expenses increased as a percentage of sales primarily as a result of an increase in certain fixed occupancy costs and lower than anticipated sales growth, partially offset by reduced advertising expense.

Operating Income

Operating income for fiscal 2007 was $416.4 million, or 8.6% of net sales, as compared to $403.4 million, or 8.7% of net sales, in fiscal 2006. This decrease in operating income, as a percentage of net sales, was reflective of higher selling, general and administrative expenses partially offset by an increase in gross profit. AAP produced operating income of $417.2 million, or 8.9% of net sales, for fiscal 2007 as compared to $402.3 million, or 8.9% of net sales, in fiscal 2006. AI generated an operating loss for fiscal 2007 of $0.8 million as compared to operating income of $1.1 million in fiscal 2006. This decrease in operating income was primarily driven by lower than anticipated sales, additional expenses associated with the transition to AI’s new distribution center early in fiscal 2007 and the reinvestment of resources to accelerate AI’s store growth and roll out of certain AI branded product.

Interest

Interest expense for fiscal 2007 was $34.8 million, or 0.7% of net sales, as compared to $36.0 million, or 0.8% of net sales, in fiscal 2006. The decrease in interest expense was a result of lower average outstanding borrowings and lower average borrowing rates as compared to fiscal 2006.

Income Taxes

Income tax expense for fiscal 2007 was $144.3 million, as compared to $138.6 million for fiscal 2006. Our effective income tax rate was 37.7% and 37.5% for fiscal 2007 and 2006, respectively.

Net Income & EPS

We generated net income of $238.3 million, or $2.28 per diluted share, for fiscal 2007, as compared to $231.3 million, or $2.16 per diluted share, for fiscal 2006. As a percentage of sales, net income for fiscal 2007 was 4.9%, as compared to 5.0% for fiscal 2006.

Quarterly Consolidated Financial Results (in thousands, except per share data)

	16-Weeks	12-Weeks	12-Weeks	12-Weeks	16-Weeks	12-Weeks	12-Weeks	13-Weeks
	Ended	Ended	Ended	Ended	Ended	Ended	Ended	Ended
	4/21/2007	7/14/2007	10/6/2007	12/29/2007	4/19/2008	7/12/2008	10/4/2008	1/3/2009
Net sales	$1,468,120	$1,169,859	$1,158,043	$1,048,382	$1,526,132	$1,235,783	$1,187,952	$1,192,388
Gross profit	709,403	562,861	555,113	493,592	743,451	600,838	577,119	541,656
Net income	76,101	68,424	59,040	34,752	82,086	75,386	56,155	24,411

Net income per share:
Basic	$0.72	$0.64	$0.58	$0.35	$0.86	$0.79	$0.59	$0.26
Diluted	$0.71	$0.64	$0.57	$0.35	$0.86	$0.79	$0.59	$0.26

Liquidity and Capital Resources

Overview of Liquidity

Our primary cash requirements to maintain our current operations include payroll and benefits, the purchase of inventory, contractual obligations, capital expenditures as well as the payment of quarterly cash dividends. In addition, we have used available funds to repurchase shares of common stock under our stock repurchase program and to repay borrowings under our credit facility. We have funded these requirements primarily through cash generated from operations, supplemented by borrowings under our credit facilities as needed. We believe funds generated from our expected results of operations, available cash and cash equivalents, and available borrowings under our revolving credit facility will be sufficient to fund our primary obligations for the next fiscal year.

At January 3, 2009, our cash and cash equivalents balance was $37.4 million, an increase of $22.7 million compared to fiscal year-end 2007. This increase resulted from additional cash flows from operating activities (including higher comparable store sales) and lower capital expenditures, partially offset by an increase in expenditures for financing activities (including the return of capital to our shareholders through the payment of dividends and the repurchase of common stock during fiscal 2008). Additional discussion of our cash flow results is set forth in the Analysis of Cash Flows section.

At January 3, 2009, our outstanding indebtedness was $49.5 million lower when compared to December 29, 2007 and consisted of borrowings of $251.5 million under our revolving credit facility, $200.0 million under our term loan, $4.0 million outstanding on an economic development note and $0.7 outstanding under other financing arrangements. Additionally, we had $101.3 million in letters of credit outstanding, which reduced our total availability under the revolving credit facility to $397.2 million.

In light of the uncertainty in the credit markets, it is possible that one or more of the banks in our revolving credit facility syndicate may be unable to provide our remaining available credit. We have 15 lenders participating in our revolving credit facility, each with a commitment of not more than 15% of the total $750 million commitment. Furthermore, all of these lenders have met their contractual funding commitments to us through January 3, 2009. An inability to obtain sufficient financing at cost-effective rates could have a materially adverse impact on our business, financial condition, results of operations and cash flows.

Capital Expenditures

Our primary capital requirements have been the funding of our continued store expansion program, including new store openings and store acquisitions, store relocations, store remodels prior to fiscal 2008, maintenance of existing stores, the construction and upgrading of distribution centers, and the development of proprietary information systems and purchased information systems. Our capital expenditures were $185.0 million in fiscal 2008, or $25.6 million less than fiscal 2007, primarily due to a reduction in store development. During fiscal 2008, we opened 109 AAP and 18 AI stores, remodeled five AAP stores and relocated 10 AAP stores.

Our future capital requirements will depend in large part on the number of and timing for new stores we open or acquire within a given year and the investments we make in information technology and logistics networks. During fiscal 2009, we anticipate adding 75 new AAP and 30 new AI stores.  We will relocate and remodel only in the normal course of business.  We retired the 2010 store format and related remodel program during fiscal 2008.

We also plan to make continued investments in the maintenance of our existing stores and logistics network as well as investing in new information systems to support our turnaround strategies, including the implementation of an Oracle merchandising system over a multi-year timeframe. In 2009, we anticipate that our capital expenditures will be approximately $180.0 million to $200.0 million.

Vendor Financing Program

      Historically, we have negotiated extended payment terms from suppliers that help finance inventory growth, and we believe that we will be able to continue financing much of our inventory growth through such extended payment terms. We have a short-term financing program with a bank for certain merchandise purchases. In substance, the program allows us to borrow money from the bank to finance purchases from our vendors. This program allows us to further reduce our working capital invested in current inventory levels and finance future inventory growth. At January 3, 2009 and December 29, 2007, $136.4 million and $153.5 million, respectively, was payable to the bank by us under this program.

We are anticipating the balance in financed vendor accounts payable to diminish as we transition our merchandise vendors to a customer-managed services arrangement, or vendor program, entered into during the fourth quarter of fiscal 2008. Under this vendor program, a third party provides an accounts payable tracking system which facilitates participating suppliers’ ability to finance our payment obligations with designated third-party financial institutions. Participating suppliers may, at their sole discretion, make offers to participating financial institutions to finance one or more of our payment obligations prior to their scheduled due dates at a discounted price. Our obligations to suppliers, including amounts due and scheduled payment dates, are not impacted by suppliers’ decisions to finance our accounts payable due to them under this arrangement. Our goal in entering into this arrangement is to capture overall supply chain savings in the form of pricing, payment terms or vendor funding, created by facilitating our suppliers’ ability to finance payment obligations at more favorable discount rates, while providing them with greater working capital flexibility.

As of January 3, 2009, we had $14.3 million in outstanding payables under our vendor program and had remaining availability of approximately $25 million. It is possible any ongoing or worsening deterioration in the credit markets could adversely impact our ability to secure funding for any of these programs, which would reduce our anticipated savings, including but not limited to, causing us to increase our borrowings under our revolving credit facility.

Stock Repurchase Program

On May 15, 2008, our Board of Directors authorized a new $250 million stock repurchase program. The new program cancelled and replaced the remaining portion of our previous $500 million stock repurchase program (authorized on August 8, 2007). This program allows us to repurchase our common stock on the open market or in privately negotiated transactions from time to time in accordance with the requirements of the Securities and Exchange Commission.

During fiscal 2008, we repurchased 6.1 million shares of common stock at an aggregate cost of $216.5 million, or an average price of $35.28 per share, of which 4.6 million shares of common stock were repurchased under the previous $500 million stock repurchase program during the first quarter of fiscal 2008. After May 15, 2008, we repurchased 1.5 million shares of common stock for $61.1 million, leaving $188.9 million remaining under our current $250 million stock repurchase program, excluding related expenses. Additionally, during fiscal 2008 we settled $3.0 million on shares repurchased prior to the end of fiscal 2007.

Cash Dividend

On February 15, 2006, our Board of Directors declared a quarterly cash dividend, the first in our history. We have paid quarterly dividends of $0.06 per share to stockholders of record for each of our subsequent quarters. Subsequent to January 3, 2009, our Board of Directors declared a quarterly dividend of $0.06 per share to be paid on April 10, 2009 to all common stockholders of record as of March 27, 2009.

Analysis of Cash Flows

A summary and analysis of our cash flows for fiscal 2008, 2007 and 2006 is reflected in the table and following discussion.

	Fiscal Year
	2008	2007	2006
	(in millions)
Cash flows from operating activities	$478.7	$410.5	$333.6
Cash flows from investing activities	(181.6)	(202.1)	(258.6)
Cash flows from financing activities	(274.4)	(204.9)	(104.6)
Net increase (decrease) in cash and
cash equivalents	$22.7	$3.5	$(29.6)

Operating Activities

For fiscal 2008, net cash provided by operating activities increased $68.2 million to $478.7 million. This net increase in operating cash was driven primarily by:

●
$23.4 million increase in earnings exclusive of a $23.6 million non-cash obsolete inventory write-down (net of tax) as a result of our favorable operating income during fiscal 2008 (inclusive of the approximate $9.6 million impact of the 53rd week); and

●	a $29.5 million increase in cash flows resulting from the timing of the payment of accrued operating expenses.

For fiscal 2007, net cash provided by operating activities increased $76.9 million to $410.5 million. Net income increased by $7.0 million during fiscal 2007. Significant changes in fiscal 2007 working capital resulted in the following sources of cash:

●
a $41.2 million increase in cash flows from inventory, net of accounts payable, reflective of our slow down of inventory growth in line with our current sales trend, while maintaining adequate levels of inventory to support our parts availability initiative; and

●	a $35.7 million increase in cash flows comprised of other movements in working capital, including the timing in payment of certain operating expenses.

Investing Activities

For fiscal 2008, net cash used in investing activities decreased by $20.5 million to $181.6 million.  The decrease in cash used was primarily due to:

●	a $25.6 million decrease in capital expenditures reflective of a reduction in store development; and
●	the absence of $6.6 million in insurance proceeds, received in fiscal 2007.

For fiscal 2007, net cash used in investing activities decreased by $56.5 million to $202.1 million.  Significant components of this decrease consisted of:

●
a decrease in capital expenditures of $48.0 million resulting primarily from less spending on capital assets in our store locations, the impact of the reduced scope in remodels and fewer relocations as compared to 2006; and

●	the absence of a $12.5 million business acquisition payment made in fiscal 2006.

Financing Activities

For fiscal 2008, net cash used in financing activities increased by $69.6 million to $274.4 million.

Cash flows from financing activities increased as a result of:

●	a $63.5 million decrease in the repurchase of common stock under our stock repurchase program.

Cash flows from financing activities decreased as result of:

●	a $5.2 million cash outflow resulting from the timing of bank overdrafts;

●	a $43.2 million decrease in financed vendor accounts payable driven by the transition of our vendors from our vendor financing program to our customer-managed services arrangement;
●	a reduction of $78.6 million in net borrowings primarily under our credit facilities; and
●	a $7.3 million decrease in additional tax benefits associated with from the decreased number of stock options exercised.

For fiscal 2007, net cash used in financing activities increased by $100.3 million to $204.9 million.

Cash flows from financing activities increased as result of:

●	an $11.8 million cash inflow resulting from the timing of bank overdrafts;
●	a $17.8 million increase in financed vendor accounts payable, which reflected the growth in our vendor financing program;
●
a $25.3 million increase from the issuance of common stock, resulting from an increase in the exercise of stock options mainly associated with the departure of our former CEO and another executive officer during fiscal 2007; and

●	a $6.6 million cash inflow from additional tax benefits realized from the increased level of stock options exercised.

Cash flows from financing activities decreased as a result of:

●	a reduction of $14.3 million in net borrowings primarily under our credit facilities;
●	$6.0 million of additional cash dividends paid due primarily to the timing in payments; and
●	an additional $145.4 million of common stock repurchased under our stock repurchase program.

Off-Balance-Sheet Arrangements

As of January 3, 2009, we had no off-balance-sheet arrangements as defined in Regulation S-K Item 303 of the SEC regulations. We include other off-balance-sheet arrangements in our contractual obligation table including operating lease payments, interest payments on our credit facility and letters of credit outstanding.

Contractual Obligations

In addition to our revolving credit facility, we utilize operating leases as another source of financing. The amounts payable under these operating leases are included in our schedule of contractual obligations. Our future contractual obligations related to long-term debt, operating leases and other contractual obligations at January 3, 2009 were as follows:

Contractual Obligations	Total	Fiscal 2009	Fiscal 2010	Fiscal 2011	Fiscal 2012	Fiscal 2013	Thereafter
(in thousands)
Long-term debt (1)	$456,164	$1,003	$1,043	$452,162	$742	$689	$525
Interest payments	$59,216	$19,317	$20,149	$19,675	$44	$24	$7
Operating leases(2)	$2,149,234	$282,967	$247,640	$226,361	$202,022	$177,500	$1,012,744
Purchase obligations(3)	$6,291	$6,291	$-	$-	$-	$-	$-
Other long-term liabilities(4)	$68,744	$-	$-	$-	$-	$-	$-

(1)	Long-term debt represents primarily the principal amounts due under our term loan and revolving credit facility, which become due in October 2011.
(2)
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

(3)	For the purposes of this table, purchase obligations are defined as agreements that are enforceable and legally binding and that specify all material terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Our open purchase orders are based on current inventory or operational needs and are fulfilled by our vendors within short periods of time. We currently do not have minimum purchase commitments under our vendor supply agreements nor are our open purchase orders for goods and services binding agreements. Accordingly, we have excluded open purchase orders from this table. The purchase obligations consist of the amount of diesel fuel required to be purchased by us under certain fixed price fuel supply agreements. All of these agreements expire in 2009.

(4)
Primarily includes employee benefits accruals, restructuring and closed store liabilities and deferred income taxes for which no contractual payment schedule exists and we expect the payments to occur beyond 12 months from January 3, 2009. Additionally, Other long-term liabilities include $20.6 million of unrecognized income tax benefits. During the next 12 months, it is possible that we could conclude on approximately $2 to $3 million of the contingencies associated with these tax uncertainties, a portion of which may be settled in cash. We do not anticipate any significant impact on our liquidity and capital resources due to the conclusion of these tax matters.

Long Term Debt

Term Loan

We entered into a $200 million unsecured four-year term loan on December 4, 2007, with our wholly-owned subsidiary, Advance Stores Company, Incorporated, or Stores, serving as borrower. As of January 3, 2009, we had borrowed $200 million under this term loan, as compared to borrowings of $50 million as of December 29, 2007. The entire $200 million of proceeds from this term loan were used to repurchase shares of our common stock under our stock repurchase program. The term loan terminates on October 5, 2011. Voluntary prepayments and voluntary reductions of the term loan balance are permitted in whole or in part, at our option, in minimum principal amounts as specified in the term loan.

The interest rate on the term loan is based, at our option, on an adjusted LIBOR rate, plus a margin, or an alternate base rate, plus a margin. The current margin is 1.00% and 0.0% per annum for the adjusted LIBOR and alternate base rate borrowings, respectively. We have elected to use the 90-day adjusted LIBOR rate and have the ability and intent to continue to use this rate on our hedged borrowings. Under the terms of the term loan, the interest rate is based on our credit rating.

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

As of January 3, 2009, we had $251.5 million outstanding under our revolving credit facility, and letters of credit outstanding of $101.3 million, which reduced the availability under the revolving credit facility to $397.2 million. The letters of credit serve as collateral for our self-insurance policies and routine purchase of imported merchandise. A commitment fee is charged on the unused portion of the revolver, payable in arrears. The current commitment fee rate is 0.150% per annum.

The interest rate on borrowings under the revolving credit facility is based, at our option, on an adjusted LIBOR rate, plus a margin, or an alternate base rate, plus a margin. The current margin is 0.75% and 0.0% per annum for the adjusted LIBOR and alternate base rate borrowings, respectively. We have elected to use the 90-day adjusted LIBOR rate and have the ability and intent to continue to use this rate on our hedged borrowings. Under the terms of the revolving credit facility, the interest rate (and commitment fee) is based on our credit rating.

Other

As of January 3, 2009, we had $4.0 million outstanding under an economic development note and $0.7 million outstanding under other financing arrangements. At January 3, 2009, we had interest rate swaps in place that effectively fixed our interest rate on approximately 60% of our long-term debt.

Guarantees and Covenants

The term loan and revolving credit facility are fully and unconditionally guaranteed by Advance Auto Parts, Inc. Our debt agreements collectively contain covenants restricting our ability to, among other things: (1) create, incur or assume additional debt (including hedging arrangements), (2) incur liens or engage in sale-leaseback transactions, (3) make loans and investments, (4) guarantee obligations, (5) engage in certain mergers, acquisitions and asset sales, (6) change the nature of our business and the business conducted by our subsidiaries and (7) change our status as a holding company. We are required to comply with financial covenants with respect to a maximum leverage ratio and a minimum consolidated coverage ratio. We were in compliance with these covenants at January 3, 2009. Our term loan and revolving credit facility also provide for customary events of default, covenant defaults and cross-defaults to our other material indebtedness.

Credit Ratings

At January 3, 2009, we had a credit rating from Standard & Poor’s of BB+ and a credit rating of Ba1 from Moody’s Investor Service, unchanged from December 29, 2007. The current outlook of Standard & Poor’s and Moody’s is negative and stable, respectively, but does not affect our current credit ratings. The current pricing grid used to determine our borrowing rates under our term loan and revolving credit facility is based on our credit ratings. If these credit ratings decline, our interest expense may increase. Conversely, if these credit ratings improve, our interest expense may decrease. If our credit ratings decline, our access to financing may become more limited.

New Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position, or FSP, EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the earnings allocation in computing earnings per share under the two-class method as described in Statement of Financial Accounting Standards, or SFAS, No. 128, “Earnings per Share.” Under the guidance of FSP EITF 03-6-1, nonvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings-per-share pursuant to the two-class method.  FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and all prior-period earnings per share data presented shall be adjusted retrospectively. Early application is not permitted. We do not anticipate the adoption of FSP EITF 03-6-1 will have an impact on our earnings per share.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of SFAS No. 133.”  SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance and cash flows. Entities are required to provide enhanced disclosures about: (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (iii) how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are evaluating the impact the adoption of SFAS No. 161 will have on our consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position No. FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13.” FSP No. FAS 157-1 amends SFAS No. 157, “Fair Value Measurements,” to exclude SFAS No. 13, “Accounting for Leases,” and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS No. 13. However, this scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under SFAS No. 141 or SFAS No. 141(R), Business Combinations (revised 2007), regardless of whether those assets and liabilities are related to leases. The FSP will be effective upon the full adoption of SFAS 157 during the first quarter of fiscal 2009 and will not have a material impact on our financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” which replaces SFAS No. 141, “Business Combinations.”  SFAS No. 141R, among other things, establishes principles and requirements for how an acquirer entity recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any controlling interests in the acquired entity; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Costs of the acquisition will be recognized separately from the business combination. SFAS No. 141R applies to business combinations for fiscal years beginning after December 15, 2008. We will consider this standard when evaluating potential future transactions to which it would apply.

Effective December 30, 2007, we adopted the provisions of SFAS No. 157, “Fair Value Measurements” on our financial assets and liabilities subject to the deferral provisions of FSP157-2. SFAS No. 157 clarifies the definition of fair value, establishes a framework for defining fair value as it relates to other accounting pronouncements that require or permit fair value measurements, and expands the disclosures of fair value measurements. We did not apply the provisions of SFAS No. 157 for nonfinancial assets and liabilities except for those recognized or disclosed on a recurring basis (at least annually) as allowed by the issuance of FSP No. 157-2. The deferral provided by FSP No. 157-2 applies to such items as (i) nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) and (ii) nonfinancial long-lived asset groups measured at fair value for an impairment assessment.  We are evaluating the impact FSP No. 157-2 will have on our nonfinancial assets and liabilities that are measured at fair value and are recognized or disclosed at fair value on a nonrecurring basis. The adoption of SFAS 157 did not have a material impact on our financial condition, results of operations or cash flows. We will fully adopt SFAS 157 effective during our first quarter of fiscal 2009.

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

Interest Rate Risk

We are exposed to cash flow risk due to changes in interest rates with respect to our long-term bank debt as a result of the movements in LIBOR. Our long-term bank debt consists of borrowings under a revolving credit facility and a term loan. While we cannot predict the impact interest rate movements will have on our bank debt, exposure to rate changes is managed through the use of hedging activities.

Our future exposure to interest rate risk is mitigated as a result of our entering into an interest rate swap in fiscal 2007 on an aggregate of $50 million of debt under our term loan and four interest rate swap agreements in fiscal 2006 on an aggregate of $225 million of debt under our revolving credit facility. The interest rate swaps entered into during 2006 replaced the previously outstanding swaps terminated as a result of our refinancing in October 2006.
At January 3, 2009, our outstanding swaps fixed the Company’s LIBOR rate on an aggregate of $275 million of hedged debt at interest rates ranging from 4.01% to 4.98%. All of the swaps expire in October 2011.

The table below presents principal cash flows and related weighted average interest rates on our long-term bank debt outstanding at January 3, 2009, by expected maturity dates. Additionally, the table includes (i) the notional amounts of our hedged debt, and (ii) the impact of the anticipated average pay and receive rates of our interest rate swaps through their maturity dates. Expected maturity dates approximate contract terms. Weighted average variable rates are based on implied forward rates in the yield curve at January 3, 2009. Implied forward rates should not be considered a predictor of actual future interest rates.

								Fair
	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal			Market
	2009	2010	2011	2012	2013	Thereafter	Total	Liability
Long-term bank debt:	(dollars in thousands)

Variable rate	$-	$-	$451,500	$-	$-	$-	$451,500	$370,500	(1)

Weighted average interest rate	2.1%	2.6%	3.3%	-	-	-	2.5%	-

Interest rate swap:

Variable to fixed(2)	$275,000	$275,000	$275,000	$-	-	-	-	$21,979
Weighted average pay rate	3.6%	3.1%	2.4%	-	-	-	3.0%	-
Weighted average receive rate	-	-	-	-	-	-	-	-

(1)	The fair value of our bank debt is approximated based on similar issues available to us as of January 3, 2009.
(2)	Amounts presented may not be outstanding for the entire year.

Item 8.	Financial Statements and Supplementary Data.

See financial statements included in Item 15 “Exhibits, Financial Statement Schedules” of this annual report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended January 3, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

For a discussion of our directors, executive officers and corporate governance, see the information set forth in the sections entitled “Proposal No. 1 –  Election of Directors,” “Corporate Governance,” “Meetings and Committees of the Board,” “Information Concerning Our Executive Officers,” “Audit Committee Report,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our proxy statement for the 2009 annual meeting of stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended January 3, 2009 (the “2009 Proxy Statement”), which is incorporated herein by reference.

Item 11.	Executive Compensation.

See the information set forth in the sections entitled “Meetings and Committees of the Board – Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report” and “Executive Compensation” in the 2009 Proxy Statement, which is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

       See the information set forth in the sections entitled “Equity Compensation Plan Information” and "Security Ownership of Certain Beneficial Owners and Management" in the 2009 Proxy Statement, which is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

See the information set forth in the sections entitled "Related-Party Transactions,” “Proposal No. 1 – Election of Directors –Compensation Committee Interlocks and Insider Participation” and “Corporate Governance” in the 2009 Proxy Statement, which is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

See the information set forth in the section entitled “2008 and 2007 Audit Fees” in the 2009 Proxy Statement, which is incorporated herein by reference.

PART IV

Item 15.   Exhibits, Financial Statement Schedules.

(a) (1) Financial Statements.

Audited Consolidated Financial Statements of Advance Auto Parts, Inc. and Subsidiaries for the years ended January 3, 2009, December 29, 2007 and December 30, 2006:
Management’s Report on Internal Control over Financial Reporting	F-1
Reports of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets	F-4
Consolidated Statements of Operations	F-5
Consolidated Statements of Changes in Stockholders’ Equity	F-6
Consolidated Statements of Cash Flows	F-7
Notes to the Consolidated Financial Statements	F-9

(2) Financial Statement Schedules

Report of Independent Registered Public Accounting Firm	F-40
Schedule I - Condensed Financial Information of the Registrant	F-41
Schedule II - Valuation and Qualifying Accounts	F-46

(3) Exhibits

The Exhibit Index following the signatures for this report is incorporated herein by reference.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER
FINANCIAL REPORTING

Management of Advance Auto Parts, Inc. and its subsidiaries (collectively the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13(a) – 15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s principal executive officer and principal financial officer, and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

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

As of January 3, 2009, management, including the Company’s principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of January 3, 2009 is effective. Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis.  Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Deloitte & Touche LLP, the Company’s independent registered public accounting firm who audited the Company’s consolidated financial statements, has issued an attestation report on the Company’s internal control over financial reporting as of January 3, 2009 which is included on page F-3 herein.

/s/ Darren R. Jackson	/s/ Michael A. Norona
Darren R. Jackson	Michael A. Norona
Chief Executive Officer and Director	Executive Vice President, Chief Financial Officer and Secretary

March 3, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Advance Auto Parts, Inc. and Subsidiaries
Roanoke, Virginia

We have audited the accompanying consolidated balance sheets of Advance Auto Parts, Inc. and subsidiaries (the "Company") as of January 3, 2009 and December 29, 2007, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended January 3, 2009.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Advance Auto Parts, Inc. and subsidiaries as of January 3, 2009 and December 29, 2007, and the results of their operations and their cash flows for each of the three years in the period ended January 3, 2009, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 2, 12 and 16 to the consolidated financial statements, the Company changed its method of accounting for uncertain tax positions to conform to FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, in 2007, and its method of accounting for share-based payments to conform to FASB Statement No. 123(R), Share-Based Payment, in 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of January 3, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2009 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Richmond, Virginia
March 3, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Advance Auto Parts, Inc. and Subsidiaries
Roanoke, Virginia

We have audited the internal control over financial reporting of Advance Auto Parts, Inc. and subsidiaries (the "Company") as of January 3, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 3, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended January 3, 2009 of the Company and our report dated March 3, 2009 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of new accounting standards.

/s/ Deloitte & Touche LLP

Richmond, Virginia
March 3, 2009

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
January 3, 2009 and December 29, 2007
(in thousands, except per share data)

	January 3,	December 29,
Assets	2009	2007

Current assets:
Cash and cash equivalents	$37,358	$14,654
Receivables, net	97,203	84,983
Inventories, net	1,623,088	1,529,469
Other current assets	49,977	53,719
Total current assets	1,807,626	1,682,825
Property and equipment, net of accumulated depreciation of
$817,428 and $753,024	1,071,405	1,047,944
Assets held for sale	2,301	3,274
Goodwill	34,603	33,718
Intangible assets, net	27,567	26,844
Other assets, net	20,563	10,961
	$2,964,065	$2,805,566
Liabilities and Stockholders' Equity
Current liabilities:
Bank overdrafts	$20,588	$30,000
Current portion of long-term debt	1,003	610
Financed vendor accounts payable	136,386	153,549
Accounts payable	791,330	688,970
Accrued expenses	372,510	301,414
Other current liabilities	43,177	51,385
Total current liabilities	1,364,994	1,225,928
Long-term debt	455,161	505,062
Other long-term liabilities	68,744	50,781
Commitments and contingencies
Stockholders' equity:
Preferred stock, nonvoting, $0.0001 par value,
10,000 shares authorized; no shares issued or outstanding	-	-
Common stock, voting, $0.0001 par value, 200,000
shares authorized; 103,000 shares issued and 94,852 outstanding
in 2008 and 101,072 shares issued and 99,060 outstanding in 2007	10	10
Additional paid-in capital	335,991	274,659
Treasury stock, at cost, 8,148 and 2,012 shares	(291,114)	(74,644)
Accumulated other comprehensive loss	(9,349)	(701)
Retained earnings	1,039,628	824,471
Total stockholders' equity	1,075,166	1,023,795
	$2,964,065	$2,805,566

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended January 3, 2009, December 29, 2007 and December 30, 2006
(in thousands, except per share data)

	Fiscal Years
	2008	2007	2006
	(53 weeks)	(52 weeks)	(52 weeks)

Net sales	$5,142,255	$4,844,404	$4,616,503
Cost of sales, including purchasing and warehousing costs	2,679,191	2,523,435	2,415,339
Gross profit	2,463,064	2,320,969	2,201,164
Selling, general and administrative expenses	2,048,137	1,904,540	1,797,814
Operating income	414,927	416,429	403,350
Other, net:
Interest expense	(33,729)	(34,809)	(35,992)
Gain on extinguishment of debt	-	-	986
Other (expense) income, net	(506)	1,014	1,571
Total other, net	(34,235)	(33,795)	(33,435)
Income before provision for income taxes	380,692	382,634	369,915
Provision for income taxes	142,654	144,317	138,597
Net income	238,038	238,317	231,318

Basic earnings per share	$2.51	$2.30	$2.18

Diluted earnings per share	$2.50	$2.28	$2.16

Average common shares outstanding	94,655	103,826	106,129
Dilutive effect of share-based compensation	650	828	995
Average common shares outstanding - assuming dilution	95,305	104,654	107,124

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Years Ended January 3, 2009, December 29, 2007 and December 30, 2006
(in thousands)

								Accumulated	(Accumulated
					Additional	Treasury Stock,		Other	Deficit)	Total
	Preferred Stock		Common Stock		Paid-in	at cost		Comprehensive	Retained	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Earnings	Equity
Balance, December 31, 2005	-	$-	109,637	$11	$564,965	1,439	$(55,668)	$3,090	$407,373	$919,771
Net income	-	-	-	-	-	-	-	-	231,318	231,318
Unrealized loss on hedge arrangement, net of $12 tax	-	-	-	-	-	-	-	(61)	-	(61)
Adjustment to adopt FASB Statement No. 158, net of $2,041 tax	-	-	-	-	-	-	-	3,316	-	3,316
Reclassification of gain on hedge arrangements into earnings, before tax	-	-	-	-	-	-	-	(2,873)	-	(2,873)
Comprehensive income										231,700
Issuance of shares upon the exercise of stock options	-	-	741	-	14,043	-	-	-	-	14,043
Tax benefit from share-based compensation	-	-	-	-	5,272	-	-	-	-	5,272
Share-based compensation	-	-	-	-	19,052	-	-	-	-	19,052
Stock issued under employee stock purchase plan	-	-	90	-	2,908	-	-	-	-	2,908
Treasury stock purchased	-	-	-	-	-	3,678	(136,671)	-	-	(136,671)
Treasury stock retired	-	-	(5,117)	-	(192,339)	(5,117)	192,339	-	-	-
Cash dividends	-	-	-	-	-	-	-	-	(25,473)	(25,473)
Other	-	-	-	-	252	-	-	-	-	252
Balance, December 30, 2006	-	$-	105,351	$11	$414,153	-	$-	$3,472	$613,218	$1,030,854
Net income	-	-	-	-	-	-	-	-	238,317	238,317
Changes in net unrecognized other postretirement benefit costs, net of $414 tax	-	-	-	-	-	-	-	636	-	636
Unrealized loss on hedge arrangement, net of $3,087 tax	-	-	-	-	-	-	-	(4,809)	-	(4,809)
Comprehensive income										234,144
Issuance of shares upon the exercise of stock options	-	-	1,867	-	40,468	-	-	-	-	40,468
Tax benefit from share-based compensation	-	-	-	-	11,088	-	-	-	-	11,088
Issuance of restricted stock, net of forfeitures	-	-	130	-	-	-	-	-	-	-
Amortization of restricted stock balance	-	-	-	-	1,341	-	-	-	-	1,341
Share-based compensation	-	-	-	-	16,755	-	-	-	-	16,755
Stock issued under employee stock purchase plan	-	-	53	-	1,888	-	-	-	-	1,888
Treasury stock purchased	-	-	-	-	-	8,341	(285,869)	-	-	(285,869)
Treasury stock retired	-	-	(6,329)	(1)	(211,225)	(6,329)	211,225	-	-	(1)
Cash dividends	-	-	-	-	-	-	-	-	(24,789)	(24,789)
Adoption of FIN No. 48	-	-	-	-	-	-	-	-	(2,275)	(2,275)
Other	-	-	-	-	191	-	-	-	-	191
Balance, December 29, 2007	-	$-	101,072	$10	$274,659	2,012	$(74,644)	$(701)	$824,471	$1,023,795
Net income	-	-	-	-	-	-	-	-	238,038	238,038
Changes in net unrecognized other postretirement benefit costs, net of $52 tax	-	-	-	-	-	-	-	81	-	81
Unrealized loss on hedge arrangement, net of $5,605 tax	-	-	-	-	-	-	-	(8,729)	-	(8,729)
Comprehensive income										229,390
Issuance of shares upon the exercise of stock options	-	-	1,421	-	31,989	-	-	-	-	31,989
Tax benefit from share-based compensation	-	-	-	-	8,405	-	-	-	-	8,405
Issuance of restricted stock, net of forfeitures	-	-	427	-	-	-	-	-	-	-
Amortization of restricted stock balance	-	-	-	-	4,661	-	-	-	-	4,661
Share-based compensation	-	-	-	-	13,046	-	-	-	-	13,046
Stock issued under employee stock purchase plan	-	-	80	-	2,801	-	-	-	-	2,801
Treasury stock purchased	-	-	-	-	-	6,136	(216,470)	-	-	(216,470)
Cash dividends	-	-	-	-	-	-	-	-	(22,881)	(22,881)
Other	-	-	-	-	430	-	-	-	-	430
Balance, January 3, 2009	-	$-	103,000	$10	$335,991	8,148	$(291,114)	$(9,349)	$1,039,628	$1,075,166

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended January 3, 2009, December 29, 2007 and December 30, 2006
(in thousands)

	Fiscal Years
	2008	2007	2006
	(53 weeks)	(52 weeks)	(52 weeks)
Cash flows from operating activities:
Net income	$238,038	$238,317	$231,318
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	146,580	147,264	139,423
Amortization of deferred debt issuance costs	360	236	534
Share-based compensation	17,707	18,096	19,052
Loss on disposal of property and equipment, net	2,232	11,066	2,103
Benefit for deferred income taxes	(2,702)	(20,535)	(6,562)
Excess tax benefit from share-based compensation	(9,047)	(11,841)	(5,272)
Inventory write-down	37,484	-	-
Loss on extinguishment of debt	-	-	1,887
Net (increase) decrease in:
Receivables, net	(11,943)	5,951	(2,318)
Inventories, net	(130,657)	(66,129)	(92,239)
Other assets	(6,178)	(10,709)	9,412
Net increase (decrease) in:
Accounts payable	102,360	37,383	22,339
Accrued expenses	84,806	55,256	15,264
Other liabilities	9,699	6,187	(1,337)
Net cash provided by operating activities	478,739	410,542	333,604
Cash flows from investing activities:
Purchases of property and equipment	(184,986)	(210,600)	(258,586)
Insurance proceeds related to damaged property	-	6,636	-
Proceeds from sales of property and equipment	6,790	1,821	12,444
Business acquisitions, net of cash acquired	-	-	(12,500)
Other	(3,413)	-	-
Net cash used in investing activities	(181,609)	(202,143)	(258,642)
Cash flows from financing activities:
Decrease in bank overdrafts	(9,412)	(4,206)	(15,964)
(Decrease) increase in financed vendor accounts payable	(17,163)	26,006	8,192
Early extinguishment of debt	-	-	(433,775)
Dividends paid	(23,181)	(25,152)	(19,153)
(Payments) borrowings on note payable	(666)	4,232	(60)
Borrowings under credit facilities	438,600	495,400	678,075
Payments on credit facilities	(488,100)	(471,200)	(205,800)
Payment of debt related costs	-	(821)	(1,070)
Proceeds from the issuance of common stock, primarily exercise
of stock options	35,220	42,547	17,203
Excess tax benefit from share-based compensation	9,047	11,841	5,272
Repurchase of common stock	(219,429)	(282,910)	(137,560)
Other	658	(610)	23
Net cash used in financing activities	(274,426)	(204,873)	(104,617)
Net increase (decrease) in cash and cash equivalents	22,704	3,526	(29,655)
Cash and cash equivalents, beginning of period	14,654	11,128	40,783
Cash and cash equivalents, end of period	$37,358	$14,654	$11,128

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
For the Years Ended January 3, 2009, December 29, 2007 and December 30, 2006
(in thousands)

	Fiscal Years
	2008	2007	2006
	(53 weeks)	(52 weeks)	(52 weeks)
Supplemental cash flow information:
Interest paid	$27,224	$26,112	$24,822
Income tax payments, net	106,715	158,314	130,131
Non-cash transactions:
Accrued purchases of property and equipment	26,299	30,523	24,011
Repurchases of common stock not settled	-	2,959	-
Retirement of common stock	-	211,225	192,339
Changes in other comprehensive income	(8,648)	(4,173)	382
Adoption of FIN No. 48, net of tax	-	2,275	-
Declared but unpaid cash dividends	5,657	5,957	6,320

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
January 3, 2009, December 29, 2007 and December 30, 2006
(in thousands, except per share data)

1. Organization and Description of Business:

Advance Auto Parts, Inc. (“Advance”) conducts all of its operations through its wholly owned subsidiary, Advance Stores Company, Incorporated (“Stores”) and its subsidiaries (collectively, the “Company”).  The Company operates 3,243 stores within the United States, Puerto Rico and the Virgin Islands. The Company operates 3,215 stores throughout 40 states in the Northeastern, Southeastern and Midwestern regions of the United States. These stores operate under the “Advance Auto Parts” trade name except for certain stores in the State of Florida which operate under the “Advance Discount Auto Parts” trade name. These stores offer a broad selection of brand name and proprietary automotive replacement parts, accessories and maintenance items for domestic and imported cars and light trucks. In addition, the Company operates 28 stores located in Puerto Rico and the Virgin Islands under the “Western Auto” and “Advance Auto Parts” trade names. Autopart International, or AI, is an independently run subsidiary of Stores and operates 125 stores under the “Autopart International” trade name throughout the Northeastern region of the United States.

2. Summary of Significant Accounting Policies:

Accounting Period

The Company's fiscal year ends on the Saturday nearest the end of December, which results in an extra week every several years. Accordingly, our fiscal year ended January 3, 2009, or fiscal 2008, included 53 weeks of operations. All other fiscal years presented included 52 weeks of operations.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

Cash, Cash Equivalents and Bank Overdrafts

Cash and cash equivalents consist of cash in banks and money market funds with original maturities of three months or less. Included in cash equivalents are credit card and debit card receivables from banks, which generally settle within two to four business days. Bank overdrafts consist of outstanding checks not yet presented to a bank for settlement, net of cash held in accounts with right of offset.

Inventory

        Inventory amounts are stated at the lower of cost or market. The cost of the Company’s merchandise inventory is determined using the last-in, first-out ("LIFO") method. Under the LIFO method, the Company’s cost of sales reflects the costs of the most recently purchased inventories, while the inventory carrying balance represents the costs relating to prices paid in prior years.

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
January 3, 2009, December 29, 2007 and December 30, 2006
(in thousands, except per share data)

Vendor Incentives

The Company receives incentives in the form of reductions to amounts owed and/or payments from vendors related to cooperative advertising allowances, volume rebates and other promotional considerations. The Company accounts for vendor incentives in accordance with Emerging Issues Task Force, or EITF, No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.” Many of these incentives are under long-term agreements (terms in excess of one year), while others are negotiated on an annual basis or less (short-term). Both cooperative advertising allowances and volume rebates are earned based on inventory purchases and initially recorded as a reduction to inventory. These deferred amounts are included as a reduction to cost of sales as the inventory is sold since these payments do not represent reimbursements for specific, incremental and identifiable costs. Total deferred vendor incentives included in Inventory, net was $50,527 and $39,118 at January 3, 2009 and December 29, 2007, respectively.

Similarly, the Company recognizes other promotional incentives earned under long-term agreements as a reduction to cost of sales. However, these incentives are recognized based on the cumulative net purchases as a percentage of total estimated net purchases over the life of the agreement. The Company's margins could be impacted positively or negatively if actual purchases or results from any one year differ from its estimates; however, the impact over the life of the agreement would be the same. Short-term incentives (terms less than one year) are generally recognized as a reduction to cost of sales over the duration of any short-term agreements.

Amounts received or receivable from vendors not yet earned are reflected as deferred revenue in the accompanying consolidated balance sheets. Management's estimate of the portion of deferred revenue that will be realized within one year of the balance sheet date has been included in Other current liabilities in the accompanying consolidated balance sheets. Total deferred revenue was $12,266 and $9,238 at January 3, 2009 and December 29, 2007, respectively. Earned amounts that are receivable from vendors are included in Receivables, net except for that portion expected to be received after one year, which is included in Other assets, net on the accompanying consolidated balance sheets.

Preopening Expenses

Preopening expenses, which consist primarily of payroll and occupancy costs related to the opening of new stores, are expensed as incurred.

Income Taxes

The Company accounts for income taxes under the asset and liability method in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under the asset and liability method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period of the enactment date.

The Company accounts for uncertainties in income taxes pursuant to Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” or FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements under SFAS No. 109.  The Company recognizes tax benefits and/or tax liabilities for uncertain income tax positions pursuant to FIN 48 based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires the Company to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as the Company must determine the probability of various possible outcomes. We reevaluate these uncertain tax positions on a quarterly basis or when new information becomes available to management. The reevaluations are based on many factors, including but not limit to, changes in facts or

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
January 3, 2009, December 29, 2007 and December 30, 2006
(in thousands, except per share data)

circumstances, changes in tax law, successfully settled issues under audit, expirations due to statutes of limitations, and new federal or state audit activity. Any change in either the Company’s recognition or measurement could result in the recognition of a tax benefit or an increase to the tax accrual.

The Company also follows guidance provided under FIN 48 on derecognition of benefits, classification, interest and penalties, accounting in interim periods, disclosure and transition.  Refer to Note 12 for a further discussion of income taxes.

Advertising Costs

The Company expenses advertising costs as incurred in accordance with the American Institute of Certified Public Accountant’s Statement of Position, or SOP, 93-7, “Reporting on Advertising Costs.” Gross advertising expense incurred was approximately $75,321, $78,823 and $97,215 in fiscal 2008, 2007 and 2006, respectively.

Self-Insurance

The Company is self-insured for general and automobile liability, workers' compensation and health care claims of its team members while maintaining stop-loss coverage with third-party insurers to limit its total liability exposure. Expenses associated with these liabilities are calculated for (i) claims filed and (ii) claims incurred but not yet reported using actuarial methods followed in the insurance industry as well as the Company’s historical claims experience.

Warranty Liabilities

The warranty obligation on the majority of merchandise sold by the Company with a manufacturer’s warranty is the responsibility of the Company’s vendors.  However, the Company has an obligation to provide customers free replacement of merchandise or merchandise at a prorated cost if under a warranty and not covered by the manufacturer.  Merchandise sold with warranty coverage by the Company primarily includes batteries but may also include other parts such as brakes and shocks. The Company estimates its warranty obligation based on the historical return experience of the product sold and records any change as income or expense in the period the product is sold.

Revenue Recognition

The Company recognizes merchandise revenue at the point of sale to customers. The majority of sales are made for cash and credit with no recourse; however, the Company extends credit to certain Commercial customers through a third-party provider of private label credit cards. Receivables under the private label credit card program are generally transferred to a third-party provider with no recourse.  On receivables sold with recourse, the Company provides an allowance for doubtful accounts based upon factors related to credit risk of specific customers, historical trends and other relevant information.

Sales Returns and Allowances

The Company’s accounting policy for sales returns and allowances consists of establishing reserves for estimated returns at the time of sale. The Company estimates returns based on current sales levels and the Company’s historical return experience on a specific product basis. The Company’s reserve for sales returns and allowances was not material at January 3, 2009 and December 29, 2007.

Sales Taxes

The Company presents sales net of sales taxes in its consolidated statements of operations.

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
January 3, 2009, December 29, 2007 and December 30, 2006
(in thousands, except per share data)

Share-Based Payments

The Company provides share-based compensation to its employees and directors, which it accounts for pursuant to SFAS 123, “Accounting for Stock-Based Compensation,” as revised by SFAS 123R (revised 2004), “Share-Based Payment.” In accordance with SFAS 123R, the Company is required to exercise judgment and make estimates when determining the projected (i) fair value of each award granted and (ii) number of awards expected to vest. The Company uses the Black-Scholes option-pricing model to value all share-based awards and the straight-line method to amortize this fair value as compensation cost over the requisite service period.

Earnings Per Share of Common Stock

Basic earnings per share of common stock has been computed based on the weighted-average number of common shares outstanding during the period, which is reduced by stock held in treasury and shares of nonvested restricted stock. Diluted earnings per share of common stock reflects the weighted-average number of shares of common stock outstanding, outstanding deferred stock units and the impact of outstanding stock options, stock appreciation rights and shares of nonvested restricted stock  (collectively “share-based awards”), calculated on the treasury stock method as modified by the adoption of SFAS 123R. There were antidilutive share-based awards equal to 3,313, 3,192 and 2,140 shares of common stock for the fiscal years ended January 3, 2009, December 29, 2007 and December 30, 2006, respectively.

Derivative Instruments and Hedging Activities

Interest Rate Swaps

The Company utilizes interest rate swaps to limit its cash flow risk on its variable rate debt. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the fair value of the Company’s outstanding hedges is recorded as an asset or liability in the accompanying condensed consolidated balance sheets at January 3, 2009 and December 29, 2007, respectively. The Company uses the 90-day adjusted LIBOR interest rate and has the intent and ability to continue to use this rate on its hedged borrowings. Accordingly, the Company does not recognize any ineffectiveness on the swaps as allowed under Derivative Implementation Group Issue No. G7, “Cash Flow Hedges: Measuring the Ineffectiveness of a Cash Flow Hedge under Paragraph 30(b) When the Shortcut Method Is Not Applied.”

Effective December 30, 2007, the Company adopted FASB Staff Position No. FIN 39-1, “Amendment of FASB Interpretation No. 39,” or FSP FIN 39-1, without an impact on its financial position, results of operations or cash flows. FSP FIN 39-1 amends FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts,” requiring a reporting entity to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement that have been offset in accordance with FIN 39. FSP FIN 39-1 also amends FIN 39 for certain terminology modifications. Upon adoption of FSP FIN 39-1, the Company did not change its accounting policy of not offsetting fair value amounts recognized for derivative instruments under master netting arrangements.

The Company records the effective portion of the changes in fair value of its hedging instruments in Accumulated other comprehensive income (loss) through the maturity date of the applicable hedge arrangement.  Any amounts received or paid under these hedges will be recorded in the statement of operations as earned or incurred.

Forward Contracts

The Company utilizes forward commodity contracts to manage the risk of fluctuating fuel prices.  The Company has elected to apply the normal purchase election allowed under SFAS No. 133 and therefore does not account for these contracts at fair value.

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
January 3, 2009, December 29, 2007 and December 30, 2006
(in thousands, except per share data)

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) is reported by the Company in accordance with SFAS No. 130, “Reporting Comprehensive Income.”  The purpose of reporting comprehensive income is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period. Pursuant to SFAS No. 130, other comprehensive income refers to revenues, expenses, gains, and losses that are included in comprehensive income but excluded from net income.

The Company’s Accumulated other comprehensive loss is comprised of the fair value adjustments of interest rate swap transactions and the unrealized gain associated with the Company’s postretirement benefit plan.

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

Under the first step, the Company compares the fair value of its reporting units with their respective carrying amounts, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of the reporting unit exceeds its fair value, the second step of the impairment test must be performed to measure the amount of impairment loss to be recognized, if any. An impairment loss would be recognized when the fair value of goodwill or other intangible asset is below its carrying value.

The Company has elected to conduct its annual impairment testing as of the first day of its fourth quarter. During fiscal 2008, the Company did not recognize any impairment to its goodwill or other intangible assets.

Valuation of Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets under the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires the review for impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable and exceeds its fair value.

Significant factors, which would trigger an impairment review, include the following:

●	Significant decrease in the market price of a long-lived asset (asset group);
●	Significant changes in how assets are used or are planned to be used;
●	Significant adverse change in legal factors or business climate, including adverse regulatory action;
●	Significant negative industry trends;
●	An accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset (asset group);
●	Significant changes in technology;
●
A current-period operating or cash flow loss combined with a history of operating or cash flow losses, or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset (asset group); and

●	A current expectation that, more likely than not, a long-lived asset (asset group) will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.

When such an event occurs, the Company estimates the future cash flows expected to result from the use of the long-lived asset (asset group) and its eventual disposition. These impairment evaluations involve estimates of asset

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
January 3, 2009, December 29, 2007 and December 30, 2006
(in thousands, except per share data)

useful lives and future cash flows. If the undiscounted expected future cash flows are less than the carrying amount of the asset and the carrying amount of the asset exceeds its fair value, an impairment loss is recognized. Management utilizes an expected present value technique, which uses a risk-free interest rate and multiple cash flow scenarios reflecting a range of possible outcomes, to estimate the fair value of its long-lived assets. Actual useful lives and cash flows could differ from those estimated by management using these techniques, which could have a material affect on our results of operations, financial position or cash flows.

Financed Vendor Accounts Payable

The Company is party to a short-term financing program with a bank allowing it to extend its payment terms on certain merchandise purchases. The substance of the program is for the Company to borrow money from the bank to finance purchases from vendors. The Company records any discount given by the vendor to its inventory and accretes this discount to the resulting short-term payable to the bank through interest expense over the extended term. At January 3, 2009 and December 29, 2007, $136,386 and $153,549, respectively, was payable to the bank by the Company under this program and is included in the accompanying condensed consolidated balance sheets as Financed vendor accounts payable.

Lease Accounting

The Company leases certain store locations, distribution centers, office space, equipment and vehicles. Initial terms for facility leases are typically 10 to 15 years, with renewal options at five year intervals, and may include rent escalation clauses. The total amount of the minimum rent is expensed on a straight-line basis over the initial term of the lease unless external economic factors exist such that renewals are reasonably assured, in which case the Company would include the renewal period in its amortization period. (In those instances, the renewal period would be included in the lease term for purposes of establishing an amortization period and determining if such lease qualified as a capital or operating lease.) In addition to minimum fixed rental payments, some leases provide for contingent facility rentals. Contingent facility rentals are determined on the basis of a percentage of sales in excess of stipulated minimums for certain store facilities as defined in the individual lease agreements. Most of the leases provide that the Company pay taxes, maintenance, insurance and certain other expenses applicable to the leased premises. Management expects that in the normal course of business leases that expire will be renewed or replaced by other leases.

Closed Store Liabilities

The Company continually reviews the operating performance of its existing store locations and closes certain stores identified as underperforming. The Company evaluates and determines if closing an underperforming store location results in either (i) the elimination of the operations and associated cash flows from the Company’s ongoing operations, or (ii) if the Company transfers those operations and associated cash flows to another store in the local market.

Expenses pertaining to closed store exit activities are included in the Company’s closed store liabilities. Closed store liabilities include the present value of the remaining lease obligations and management’s estimate of future costs of insurance, property tax and common area maintenance expenses (reduced by the present value of estimated revenues from subleases and lease buyouts) and new provisions are established by a charge to selling, general and administrative costs in the accompanying consolidated statements of operations at the time the facilities actually close.

From time to time closed store liability estimates require revisions, primarily due to changes in assumptions associated with revenue from subleases. The effect of changes in estimates for our closed store liabilities impact both our income statement and balance sheet: (i) they are included in selling, general and administrative expenses   in the accompanying consolidated statements of operations, and (ii) they are recorded in accrued expenses (current portion) and other long-term liabilities (long-term portion) in the accompanying consolidated balance sheets.

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
January 3, 2009, December 29, 2007 and December 30, 2006
(in thousands, except per share data)

Cost of Sales and Selling, General and Administrative Expenses

The following table illustrates the primary costs classified in each major expense category:

Cost of Sales			SG&A

●	Total cost of merchandise sold including:		●	Payroll and benefit costs for retail and corporate
	–	Freight expenses associated with moving		team members;
		merchandise inventories from our vendors to	●	Occupancy costs of retail and corporate facilities;
		our distribution center,	●	Depreciation related to retail and corporate assets;
	–	Vendor incentives, and	●	Advertising;
	–	Cash discounts on payments to vendors;	●	Costs associated with our commercial delivery
●	Inventory shrinkage;			program, including payroll and benefit costs,
●	Defective merchandise and warranty costs;			and transportation expenses associated with moving
●	Costs associated with operating our distribution			merchandise inventories from our retail stores to
	network, including payroll and benefit costs,			our customer locations;
	occupancy costs and depreciation; and		●	Freight expenses associated with moving
●	Freight expenses associated with moving			merchandise inventories from our centralized
	merchandise inventories from our distribution			stores and Parts Delivered Quickly warehouses,
	center to our retail stores.			or PDQs®, to our retail stores after the customer
has special-ordered the merchandise;
			●	Self-insurance costs;
			●	Professional services; and
			●	Other administrative costs, such as credit card
service fees, supplies, travel and lodging.

New Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position, or FSP, EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the earnings allocation in computing earnings per share under the two-class method as described in Statement of Financial Accounting Standards, or SFAS, No. 128, “Earnings per Share.” Under the guidance of FSP EITF 03-6-1, nonvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings-per-share pursuant to the two-class method.  FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and all prior-period earnings per share data presented shall be adjusted retrospectively. Early application is not permitted. The Company does not anticipate the adoption of FSP EITF 03-6-1 will have an impact on its earnings per share.

In June 2008, the FASB Issued EITF No. 08-3, “Accounting by Lessees for Nonrefundable Maintenance Deposits.” EITF 08-3 requires that nonrefundable maintenance deposits paid by a lessee under an arrangement accounted for as a lease be accounted for as a deposit asset until the underlying maintenance is performed. When the underlying maintenance is performed, the deposit may be expensed or capitalized in accordance with the lessee’s maintenance accounting policy. Upon adoption entities must recognize the effect of the change as a change in accounting principle. EITF 08-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of EITF 08-3 will have a material impact on its financial condition, results of operations or cash flows.

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, “Determination of the Useful Life  of Intangible Assets”, which amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets.” The FSP requires an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset, and is an

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
January 3, 2009, December 29, 2007 and December 30, 2006
(in thousands, except per share data)

attempt to improve consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141, “Business Combinations.” The FSP is effective for fiscal years beginning after December 15, 2008, and the guidance for determining the useful life of a recognized intangible asset must be applied prospectively to intangible assets acquired after the effective date. The FSP is not expected to have a significant impact on the Company’s financial condition, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of SFAS No. 133.”  SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance and cash flows. Entities are required to provide enhanced disclosures about: (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (iii) how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is evaluating the impact the adoption of SFAS No. 161 will have on its consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position No. FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13.” FSP No. FAS 157-1 amends SFAS No. 157, “Fair Value Measurements,” to exclude SFAS No. 13, “Accounting for Leases,” and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS No. 13. However, this scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under SFAS No. 141 or SFAS No. 141(R), Business Combinations (revised 2007), regardless of whether those assets and liabilities are related to leases. The FSP will be effective upon the full adoption of SFAS 157 during the first quarter of fiscal 2009 and will not have a material impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” which replaces SFAS No. 141, “Business Combinations.”  SFAS No. 141R, among other things, establishes principles and requirements for how an acquirer entity recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any controlling interests in the acquired entity; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Costs of the acquisition will be recognized separately from the business combination. SFAS No. 141R applies to business combinations for fiscal years beginning after December 15, 2008. The Company will consider this standard when evaluating potential future transactions to which it would apply.

Effective December 30, 2007, the Company adopted the provisions of SFAS No. 157, “Fair Value Measurements” on our financial assets and liabilities subject to the deferral provisions of FSP No. 157-2. SFAS No. 157 clarifies the definition of fair value, establishes a framework for defining fair value as it relates to other accounting pronouncements that require or permit fair value measurements, and expands the disclosures of fair value measurements. The Company did not apply the provisions of SFAS No. 157 for nonfinancial assets and liabilities except for those recognized or disclosed on a recurring basis (at least annually) as allowed by the issuance of FSP No. 157-2. The deferral provided by FSP No. 157-2 applies to such items as (i) nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) and (ii) nonfinancial long-lived asset groups measured at fair value for an impairment assessment.  The Company is evaluating the impact FSP No. 157-2 will have on its nonfinancial assets and liabilities that are measured at fair value and are recognized or disclosed at fair value on a nonrecurring basis. The adoption of SFAS 157 did not have a material impact on the Company’s financial condition, results of operations or cash flows. The Company will fully adopt the provisions of SFAS 157 effective during its first quarter of fiscal 2009.

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
January 3, 2009, December 29, 2007 and December 30, 2006
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

3. Inventories, net:

       Merchandise Inventory

Inventories are stated at the lower of cost or market. The Company uses the LIFO method of accounting for approximately 95% and 93% of inventories at January 3, 2009 and December 29, 2007, respectively. Under LIFO, the Company’s cost of sales reflects the costs of the most recently purchased inventories, while the inventory carrying balance represents the costs for inventories purchased in fiscal 2008 and prior years. Prior to fiscal 2008, the Company’s overall costs to acquire inventory for the same or similar products had been decreasing in recent years due to the Company’s significant growth. However, in fiscal 2008, the current cost to replace inventory was greater under LIFO.  As a result of utilizing LIFO, the Company recorded an increase to cost of sales of $12,555 for its fiscal year ended 2008 while having recorded a reduction to cost of sales of $11,005 and $9,978 for fiscal years ended 2007 and 2006, respectively.

Product Cores

The remaining inventories are comprised of product cores, which consist of the non-consumable portion of certain parts and batteries, which are valued under the first-in, first-out ("FIFO") method. Product cores are included as part of the Company’s merchandise costs and are either passed on to the customer or returned to the vendor. Since product cores are not subject to frequent cost changes like the Company’s other merchandise inventory, there is no material difference when applying either the LIFO or FIFO valuation method.

Inventory Overhead Costs

The Company capitalizes certain purchasing and warehousing costs into inventory. Purchasing and warehousing costs included in inventory, at FIFO, at January 3, 2009 and December 29, 2007, were $104,594 and $107,068, respectively.

Inventory Balances and Inventory Reserves

Inventory balances at year-end for fiscal years 2008 and 2007 were as follows:

	January 3,	December 29,
	2009	2007
Inventories at FIFO, net	$1,541,871	$1,435,697
Adjustments to state inventories at LIFO	81,217	93,772
Inventories at LIFO, net	$1,623,088	$1,529,469

Inventory quantities are tracked through a perpetual inventory system. The Company uses a cycle counting program in all distribution centers and PDQs® to ensure the accuracy of the perpetual inventory quantities of both merchandise and product core inventory. For our retail stores, we began completing physical inventories during our third quarter of fiscal 2008 in addition to cycle counting to ensure the accuracy of the perpetual inventory quantities of both merchandise and core inventory in these locations. As of January 3, 2009, the Company had completed physical inventories in approximately one-third of its retail stores.  The Company establishes reserves for estimated shrink based on results of completed physical inventories, actual results from recent cycle counts and historical results from the Company’s cycle counting program.

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
January 3, 2009, December 29, 2007 and December 30, 2006
(in thousands, except per share data)

The Company also establishes reserves for potentially excess and obsolete inventories based on (i) current inventory levels, (ii) the historical analysis of product sales and (iii) current market conditions. The Company provides reserves when less than full credit is expected from a vendor or when the liquidation of excess or obsolete inventory will result in retail prices below recorded costs.  At the end of fiscal 2008, the Company reviewed its inventory productivity and changed its inventory management approach for slow moving inventory. As a result, the Company increased its reserve for excess and obsolete inventories by $34,084, excluding a LIFO and warehousing cost impact of $3,400. This non-cash expense is also presented as an increase to cost of goods sold in the Company’s consolidated statement of operations.  With this change in inventory management approach, the Company intends to more effectively manage slow moving inventory allowing it to add faster moving custom mix inventory which is expected to increase inventory turnover.

The following table presents changes in the Company’s inventory reserves for fiscal 2008 and the prior two fiscal years.

	January 3,	December 29,	December 30,
	2009	2007	2006

Inventory reserves, beginning of period	$35,565	$31,376	$22,825
Additions to inventory reserves	113,605	106,387	94,206
Reserves utilized	(86,272)	(102,198)	(85,655)
Inventory reserves, end of period	$62,898	$35,565	$31,376

4. Goodwill and Intangible Assets:

Goodwill

The following table reflects the carrying amount of goodwill pertaining to the Company’s two segments, and the changes in goodwill carrying amounts, for the years ended January 3, 2009 and December 29, 2007, respectively:

	AAP Segment	AI Segment	Total

Balance at December 30, 2006	$16,093	$17,625	$33,718
Fiscal 2007 activity	-	-	-
Balance at December 29, 2007	$16,093	$17,625	$33,718
Fiscal 2008 activity	-	885	885
Balance at January 3, 2009	$16,093	$18,510	$34,603

During the second quarter of fiscal 2008, AI recorded goodwill in the amount of $885 in connection with an acquisition of a small retail chain.

  Intangible Assets Other Than Goodwill

The carrying amount and accumulated amortization of acquired intangible assets as of January 3, 2009 and December 29, 2007 are comprised of the following:

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
January 3, 2009, December 29, 2007 and December 30, 2006
(in thousands, except per share data)

	Acquired intangible assets
			Not Subject
	Subject to Amortization		to Amortization
	Customer		Trademark and	Intangible
	Relationships	Other	Tradenames	Assets, net
Gross:

Gross carrying amount at December 30, 2006	$9,600	$885	$18,800	$29,285
Additions	-	-	-	-
Gross carrying amount at December 29, 2007	$9,600	$885	$18,800	$29,285
Additions	200	-	1,750	1,950
Gross carrying amount at January 3, 2009	$9,800	$885	$20,550	$31,235

Net:

Net book value at December 30, 2006	$8,419	$707	$18,800	$27,926
2007 amortization	(955)	(127)	-	(1,082)
Net book value at December 29, 2007	$7,464	$580	$18,800	$26,844
Additions	200	-	1,750	1,950
2008 amortization	(1,098)	(129)	-	(1,227)
Net book value at January 3, 2009	$6,566	$451	$20,550	$27,567

During the second quarter of fiscal 2008, AI acquired certain customer relationships for $200 in connection with an acquisition of a small retail chain.

During the first quarter of fiscal 2008, the Company acquired from a Kentucky entity for $1,750 the limited territorial rights the Kentucky entity had in the “Advance Auto Parts” trademark, ownership of certain websites and access to the Louisville, Kentucky market. This acquisition improved the Company’s trademark rights, opened a new metropolitan market for the Company and is expected to increase traffic to the Company’s website.

Future Amortization Expense

The table below shows expected amortization expense for the next five years for acquired intangible assets recorded as of January 3, 2009:

Fiscal Year
2009	$1,143
2010	1,059
2011	967
2012	967
2013	967

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
January 3, 2009, December 29, 2007 and December 30, 2006
(in thousands, except per share data)

5. Receivables, net:

Receivables consist of the following:

	January 3,	December 29,
	2009	2007

Trade	$17,843	$14,782
Vendor	81,265	71,403
Other	3,125	2,785
Total receivables	102,233	88,970
Less: Allowance for doubtful accounts	(5,030)	(3,987)
Receivables, net	$97,203	$84,983

6.  Derivative Instruments and Hedging Activities:

Interest Rate Swaps

The Company seeks to manage and mitigate cash flow risk on its variable rate debt via interest rate swaps. Current outstanding swaps have fixed the Company’s interest rate on an aggregate of $275,000 of hedged debt at rates ranging from 4.01% to 4.98%. During fiscal 2007, the Company entered into an interest rate swap on an aggregate of $50,000 of debt under its term loan. Additionally, during fiscal 2006, the Company entered into four interest rate swap agreements on an aggregate of $225,000 of debt under its revolving credit facility. These four swaps were entered in October 2006 in connection with the termination of its previous three interest rate swaps. All of the Company’s interest rate swaps expire in October 2011.

The fair value of these interest rate swaps are determined based on a forward yield curve and the contracted interest rates stated in the interest rate swap agreements.  The fair value of the Company’s interest rate swaps at January 3, 2009 and December 29, 2007, respectively, was an unrecognized loss of $21,979 and $7,645, which are reflected in Accumulated other comprehensive income (loss). Any amounts received or paid under these hedges are recorded in the statement of operations during the accounting period the interest on the hedged debt is paid.  (Based on the estimated current and future fair values of the hedge arrangements at January 3, 2009, the Company estimates amounts currently included in Accumulated other comprehensive income (loss) pertaining to the interest rate swaps that will be reclassified and recorded in the statement of earnings in the next 12 months will consist of a net loss of $9,222.)

Forward Contracts

During fiscal 2008, the Company hedged approximately 70% of its diesel fuel consumption and has hedged approximately 50% of the Company’s estimated diesel fuel consumption for fiscal 2009.

7. Fair Value Measurements:

As previously discussed, the Company adopted SFAS No. 157, which defines fair value, establishes a framework for measuring fair value and expands disclosure requirements. SFAS No. 157 defines fair value as the price that would be received to sell an asset, or paid to transfer a liability (an exit price), on the measurement date in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants (with no compulsion to buy or sell).

The Company’s financial assets and liabilities measured at fair value are grouped in three levels. The levels prioritize the inputs used to measure the fair value of these assets or liabilities. These levels are:

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
January 3, 2009, December 29, 2007 and December 30, 2006
(in thousands, except per share data)

●	Level 1 – Unadjusted quoted prices that are available in active markets for identical assets or liabilities at the measurement date.
●
Level 2 – Inputs other than quoted prices that are observable for assets and liabilities at the measurement date, either directly or indirectly. These inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are less active, inputs other than quoted prices that are observable for the asset or liability or corroborated by other observable market data.

●
Level 3 – Unobservable inputs for assets or liabilities that are not able to be corroborated by observable market data and reflect the use of a reporting entity’s own assumptions. These values are generally determined using pricing models for which the assumptions utilize management’s estimates of market participant assumptions.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The fair value hierarchy requires the use of observable market data when available. In instances where inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability.

The following table sets forth our financial assets and liabilities that were measured at fair value on a recurring basis during the 2008 fiscal year, including at January 3, 2009:

		Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3

	Fair Value at January 3, 2009	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs

Interest rate swaps	$21,979	$-	$21,979	$-

The fair value of these interest rate swaps at January 3, 2009 and December 29, 2007, respectively, was an unrecognized loss of $21,979 and $7,645.  The fair value of the Company’s interest rate swaps is mainly based on observable interest rate yield curves for similar instruments.  As of January 3, 2009 and December 29, 2007, the Company also reported additional financial assets and liabilities at their respective carrying amounts, which included cash equivalents and bank overdrafts. The carrying amounts of these instruments approximate fair value because of their short maturity.

The following financial liabilities were measured at fair value for the 2008 fiscal year pursuant to SFAS 107, “Disclosures about Fair Value of Financial Instruments.” As of January 3, 2009 and December 29, 2007, the fair value of the Company’s long-term debt with a carrying value of $455,161 and $505,062, respectively, was approximately $374,000 and $502,000, respectively, and was based on similar long-term debt issues available to the Company as of that date.

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
January 3, 2009, December 29, 2007 and December 30, 2006
(in thousands, except per share data)

8.  Long-term Debt:

Long-term debt consists of the following:

	January 3, 2009	December 29, 2007
Senior Debt:
Revolving credit facility at variable interest rates
(4.81% and 5.93% at January 3, 2009 and December 29,
2007, respectively) due October 2011	$251,500	$451,000
Term loan at variable interest rates
(3.02% and 6.19% at January 3, 2009 and December 29,
2007, respectively) due October 2011	200,000	50,000
Other	4,664	4,672
	456,164	505,672
Less: Current portion of long-term debt	(1,003)	(610)
Long-term debt, excluding current portion	$455,161	$505,062

Term Loan

As of January 3, 2009, the Company had borrowed $200,000 under its unsecured four-year term loan. The Company entered into the term loan on December 4, 2007, with the Company’s wholly-owned subsidiary, Advance Stores Company, Incorporated, or Stores, serving as borrower. As of December 29, 2007, the Company had borrowed $50,000 under the term loan. The entire $200,000 proceeds from this term loan were used to repurchase shares of the Company's common stock under its stock repurchase program. The term loan terminates on October 5, 2011.

The interest rate on the term loan is based, at the Company’s option, on an adjusted LIBOR rate, plus a margin, or an alternate base rate, plus a margin. The current margin is 1.0% and 0.0% per annum for the adjusted LIBOR and alternate base rate borrowings, respectively. The Company has elected to use the 90-day adjusted LIBOR rate and has the ability and intent to continue to use this rate on its hedged borrowings. Under the terms of the term loan, the interest rate is based on the Company’s credit rating.

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

As of January 3, 2009, the Company had $251,500 outstanding under its revolving credit facility, and letters of credit outstanding of $101,254, which reduced the availability under the revolving credit facility to $397,246. (The letters of credit generally have a term of one year or less.)  A commitment fee is charged on the unused portion of the revolver, payable in arrears. The current commitment fee rate is 0.15% per annum.

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

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
January 3, 2009, December 29, 2007 and December 30, 2006
(in thousands, except per share data)

Under the terms of the revolving credit facility, the interest rate (and commitment fee) is based on the Company’s credit rating.

Other

As of January 3, 2009, the Company had $4,664 outstanding under an economic development note and other financing arrangements.

Guarantees and Covenants

The term loan and revolving credit facility are fully and unconditionally guaranteed by Advance Auto Parts, Inc. The Company’s debt agreements collectively contain covenants restricting its ability to, among other things:  (1) create, incur or assume additional debt (including hedging arrangements), (2) incur liens or engage in sale-leaseback transactions, (3) make loans and investments, (4) guarantee obligations, (5) engage in certain mergers, acquisitions and asset sales, (6) change the nature of the Company’s business and the business conducted by its subsidiaries and (7) change the Company’s status as a holding company. The Company is also required to comply with financial covenants with respect to a maximum leverage ratio and a minimum consolidated coverage ratio.   The Company was in compliance with these covenants at January 3, 2009. The Company’s term loan and revolving credit facility also provide for customary events of default, covenant defaults and cross-defaults to its other material indebtedness.

At January 3, 2009, the aggregate future annual maturities of long-term debt instruments are as follows:

2009	$1,003
2010	1,043
2011	452,162
2012	742
2013	689
Thereafter	525
$456,164

9.  Property and Equipment:

Property and equipment are stated at cost, less accumulated depreciation. Expenditures for maintenance and repairs are charged directly to expense when incurred; major improvements are capitalized. When items are sold or retired, the related cost and accumulated depreciation are removed from the account balances, with any gain or loss reflected in the consolidated statements of operations.

Depreciation of land improvements, buildings, furniture, fixtures and equipment, and vehicles is provided over the estimated useful lives, which range from 2 to 40 years, of the respective assets using the straight-line method. Depreciation of building and leasehold improvements is provided over the shorter of the original useful lives of the respective assets or the term of the lease using the straight-line method. The term of the lease is generally the initial term of the lease unless external economic factors exist such that renewals are reasonably assured, in which case the renewal period would be included in the lease term for purposes of establishing an amortization period. Depreciation expense was $145,353, $146,182 and $138,064 for the fiscal years ended 2008, 2007 and 2006, respectively.

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
January 3, 2009, December 29, 2007 and December 30, 2006
(in thousands, except per share data)

Property and equipment consists of the following:

	Original Useful Lives	January 3, 2009	December 29, 2007
Land and land improvements	0 - 10 years	$289,682	$274,710
Buildings	40 years	351,603	358,366
Building and leasehold improvements	10 - 40 years	229,372	208,395
Furniture, fixtures and equipment	3 - 12 years	897,778	868,421
Vehicles	2 - 10 years	25,545	26,382
Construction in progress		90,195	60,464
Other		4,658	4,230
		1,888,833	1,800,968
Less - Accumulated depreciation and amortization		(817,428)	(753,024)
Property and equipment, net		$1,071,405	$1,047,944

The Company capitalized approximately $2,388, $2,274 and $3,641 incurred for the development of internal use computer software in accordance with the American Institute of Certified Public Accountant’s Statement of Position 98-1, “Accounting for the Cost of Computer Software Developed or Obtained for Internal Use,” or SOP 98-1, during fiscal 2008, 2007 and 2006, respectively. These costs are included in the furniture, fixtures and equipment category above and are depreciated on the straight-line method over three to seven years.

10.  Accrued Expenses:

Accrued expenses consist of the following:

	January 3,	December 29,
	2009	2007
Payroll and related benefits	$75,471	$42,845
Warranty reserves	28,662	17,757
Capital expenditures	26,299	21,523
Self-insurance reserves	90,554	85,523
Taxes payable	69,714	48,201
Other	81,810	85,565
Total accrued expenses	$372,510	$301,414

Additional information appears below regarding the Company’s accrued expenses for warranty reserves and self-insurance reserves.

Warranty Reserves

The following table presents changes in the Company’s warranty reserves:

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
January 3, 2009, December 29, 2007 and December 30, 2006
(in thousands, except per share data)

	January 3,	December 29,	December 30,
	2009	2007	2006

Warranty reserves, beginning of period	$17,757	$13,069	$11,352
Additions to warranty reserves	38,459	24,722	17,352
Reserves utilized	(27,554)	(20,034)	(15,635)
Warranty reserves, end of period	$28,662	$17,757	$13,069

Effective December 30, 2007, the Company began including in its warranty reserve the warranty obligation on certain other products sold in addition to batteries. A portion of this obligation is funded by the Company’s vendors. The overall increase in the Company’s warranty reserves is primarily attributable to an increase in the quantity and cost of batteries sold during fiscal 2008 as well as an increase in related warranty claims.

Self-insurance Reserves

The following table presents changes in the Company’s self-insurance reserves:

	January 3,	December 29,	December 30,
	2009	2007	2006

Self-insurance reserves, beginning of period	$85,523	$71,519	$54,899
Additions to self-insurance reserves	89,315	102,641	97,201
Reserves utilized	(84,284)	(88,637)	(80,581)
Self-insurance reserves, end of period	$90,554	$85,523	$71,519

11.  Stock Repurchase Program:

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

During fiscal 2008, the Company repurchased 6,136 shares of its common stock at an aggregate cost of $216,470, or an average price of $35.28 per share, of which 4,563 shares of common stock were repurchased under the previous $500,000 stock repurchase program. Additionally, the Company settled $2,959 on shares repurchased at the end of fiscal 2007.

As of January 3, 2009, the Company had repurchased 1,573 shares of its common stock at an aggregate cost of $61,089, excluding related expenses, under its $250,000 stock repurchase program leaving $188,911 remaining under this program, excluding related expenses.

12. Income Taxes:

The Company adopted the provisions of FIN 48 on December 31, 2006 and upon adoption the Company recorded an increase of $2,275 to the liability for unrecognized tax benefits and a corresponding decrease in its balance of retained earnings. The following table lists each category and summarizes the activity of the Company’s unrecognized tax benefits for the fiscal years ended January 3, 2009 and December 29, 2007:

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
January 3, 2009, December 29, 2007 and December 30, 2006
(in thousands, except per share data)

Unrecognized Tax Benefits

	January 3,	December 29,
	2009	2007
Unrecognized tax benefits, beginning of period	$14,145	$16,453
Gross increases related to prior period tax positions	514	1,279
Gross decreases related to prior period tax positions	(1,280)	(1,853)
Gross increases related to current period tax positions	1,882	5,340
Settlements	(317)	(539)
Expiration of statute of limitations	(1,147)	(271)
Unrecognized tax benefits, end of period	$13,797	$20,409

As of January 3, 2009 the entire amount of unrecognized tax benefits, if recognized, would reduce the Company’s annual effective tax rate.

The Company has chosen to provide for potential interest and penalties associated with uncertain tax positions as a part of income tax expense. During fiscal 2008, the Company accrued potential interest and penalties of $1,550 and $207, respectively, related to these unrecognized tax benefits. During fiscal 2007, the Company accrued potential interest and penalties of $1,827 and $709. As of January 3, 2009, the Company had recorded a liability for potential interest and penalties of $5,022 and $1,743, respectively.  As of December 29, 2007, the Company had recorded a liability for potential interest and penalties of $4,421 and $1,843, respectively, which was included in the above table. The Company has not provided for any penalties associated with tax contingencies unless considered probable of assessment. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

During the next 12 months, it is possible the Company could conclude on approximately $2,000 to $3,000 of the contingencies associated with unrecognized tax uncertainties due mainly to the conclusion of audits and the expiration of statutes of limitations. The majority of these resolutions would be achieved through the completion of current income tax examinations.

The Company files U.S. and state income tax returns in jurisdictions with varying statutes of limitations. The 2006 year is currently under examination with the Internal Revenue Service.  The 2005 through 2008 tax years generally remain subject to examination by federal and most state taxing authorities.  One major tax jurisdiction has an examination pending final settlement for periods prior to 2005.  In management’s opinion, any amounts assessed will not have a material effect on the Company’s financial position, results of operations or liquidity.

Provision for Income Taxes

Provision (benefit) for income taxes from continuing operations for fiscal 2008, 2007 and 2006 consists of the following:

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
January 3, 2009, December 29, 2007 and December 30, 2006
(in thousands, except per share data)

	Current	Deferred	Total
2008-
Federal	$128,952	$(1,435)	$127,517
State	16,404	(1,267)	15,137
	$145,356	$(2,702)	$142,654
2007-
Federal	$143,726	$(17,444)	$126,282
State	21,126	(3,091)	18,035
	$164,852	$(20,535)	$144,317
2006-
Federal	$126,726	$(4,874)	$121,852
State	18,433	(1,688)	16,745
	$145,159	$(6,562)	$138,597

The provision (benefit) for income taxes from continuing operations differed from the amount computed by applying the federal statutory income tax rate due to:

	2008	2007	2006
Income from continuing operations
at statutory U.S. federal income tax rate (35%)	$133,242	$133,922	$129,470
State income taxes, net of federal income tax benefit	9,839	11,723	10,884
Non-deductible expenses	2,177	1,181	1,155
Valuation allowance	491	221	70
Other, net	(3,095)	(2,730)	(2,982)
	$142,654	$144,317	$138,597

Deferred Income Tax Assets/(Liabilities)

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

	January 3,	December 29,
	2009	2007
Deferred income tax assets	$100,177	$73,660
Valuation allowance	(1,887)	(1,396)
Deferred income tax liabilities	(136,942)	(118,404)
Net deferred income tax liabilities	$(38,652)	$(46,140)

At January 3, 2009 and December 29, 2007, the Company had cumulative net deferred income tax liabilities of $38,652 and $46,140, respectively. The deferred income tax assets also include state net operating loss carry-forwards, or NOLs, of approximately $2,581 and $3,214, respectively. These NOLs may be used to reduce future taxable income and expire periodically through fiscal year 2027. Due to uncertainties related to the realization of

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
January 3, 2009, December 29, 2007 and December 30, 2006
(in thousands, except per share data)

certain deferred tax assets for NOLs in certain jurisdictions, the Company recorded a valuation allowance of $1,887 as of January 3, 2009 and $1,396 as of December 29, 2007. The amount of deferred income tax assets realizable, however, could change in the near future if projections of future taxable income change.

      Temporary differences which give rise to significant deferred income tax assets (liabilities) are as follows:

	January 3,	December 29,
	2009	2007
Current deferred income tax assets (liabilities):
Inventory valuation differences	$(94,373)	$(86,012)
Accrued medical and workers compensation	28,527	26,125
Accrued expenses not currently deductible for tax	28,394	13,635
Net operating loss carryforwards	510	817
Other, net	3,606	-
Total current deferred income tax assets (liabilities)	$(33,336)	$(45,435)

Long-term deferred income tax assets (liabilities):
Property and equipment	(42,569)	(32,392)
Postretirement benefit obligation	3,612	3,661
Share-based compensation	17,562	12,854
Net operating loss carryforwards	2,071	2,397
Valuation allowance	(1,887)	(1,396)
Other, net	15,895	14,171
Total long-term deferred income tax assets (liabilities)	$(5,316)	$(705)

These amounts are recorded in Other current liabilities and Other long-term liabilities in the accompanying consolidated balance sheets, as appropriate.

13.  Lease Commitments:

At January 3, 2009, future minimum lease payments due under non-cancelable operating leases with lease terms ranging from 1 year to 20 years through the year 2028 for all open stores are as follows:

Total
2009	$282,967
2010	247,640
2011	226,361
2012	202,022
2013	177,500
Thereafter	1,012,744
$2,149,234

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
January 3, 2009, December 29, 2007 and December 30, 2006
(in thousands, except per share data)

The Company anticipates its future minimum lease payments will be off-set by future minimum sub-lease income. At January 3, 2009 and December 29, 2007, future minimum sub-lease income to be received under non-cancelable operating leases is $5,042 and $7,596, respectively.

Net Rent Expense

Net rent expense for fiscal 2008, 2007 and 2006 was as follows:

	2008	2007	2006
Minimum facility rentals	$261,315	$245,135	$217,588
Contingent facility rentals	642	730	1,090
Equipment rentals	4,338	5,490	5,735
Vehicle rentals	17,202	14,572	13,554
	283,497	265,927	237,967
Less: Sub-lease income	(3,940)	(4,038)	(4,166)
	$279,557	$261,889	$233,801

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

The Company is involved in various types of legal proceedings arising from claims of employment discrimination or other types of employment matters as a result of claims by current and former employees.  The

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
January 3, 2009, December 29, 2007 and December 30, 2006
(in thousands, except per share data)

damages claimed against the Company in some of these proceedings are substantial. Because of the uncertainty of the outcome of such legal matters and because the Company’s liability, if any, could vary widely, including the size of any damages awarded if plaintiffs are successful in litigation or any negotiated settlement, the Company cannot reasonably estimate the possible loss or range of loss which may arise.  The Company is also involved in various other claims and legal proceedings arising in the normal course of business.  Although the final outcome of these legal matters cannot be determined, based on the facts presently known, it is management’s opinion that the final outcome of such claims and lawsuits will not have a material adverse effect on the Company’s financial position, results of operations or liquidity. During fiscal 2008, the Company settled several lawsuits that exceeded previously estimated amounts but did not have a material adverse impact on the Company’s financial position, results of operations or liquidity.

      The Company has entered into employment agreements with certain team members that provide severance pay benefits under certain circumstances, including termination of employment of the team member by the Company. The maximum contingent liability under these employment agreements is approximately $11,850 and $3,306 at January 3, 2009 and December 29, 2007, respectively, for which no amount has been accrued.

15.  Benefit Plans:

401(k) Plan

The Company maintains a defined contribution Team Member benefit plan, which covers substantially all Team Members after one year of service and who have attained the age of 21. The plan allows for Team Member salary deferrals, which are matched at the Company’s discretion. Company contributions were $9,117, $8,234 and $7,726 in fiscal 2008, 2007 and 2006, respectively.

Deferred Compensation

The Company maintains a non-qualified deferred compensation plan for certain Team Members. This plan provides for a minimum and maximum deferral percentage of the Team Member’s base salary and bonus, as determined by the Retirement Plan Committee. The Company establishes and maintains a deferred compensation liability for this plan. At January 3, 2009 and December 29, 2007 these liabilities were $4,097 and $4,668, respectively.

Postretirement Plan

The Company provides certain health and life insurance benefits for eligible retired Team Members through a postretirement plan, or Plan. These benefits are subject to deductibles, co-payment provisions and other limitations. The Plan has no assets and is funded on a cash basis as benefits are paid.

      Funded Status of Benefit Obligations

The following table provides a reconciliation of the accrued postretirement benefit obligation recorded, included in Other long-term liabilities in the accompanying consolidated balance sheets, and the funded status of the plan as of January 3, 2009 and December 29, 2007:

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
January 3, 2009, December 29, 2007 and December 30, 2006
(in thousands, except per share data)

	2008	2007
Change in benefit obligation:
Benefit obligation at beginning of the year	$8,763	$10,517
Interest cost	581	550
Benefits paid	(767)	(673)
Actuarial gain	(827)	(1,631)
Benefit obligation at end of the year	7,750	8,763
Change in plan assets:
Fair value of plan assets at beginning of the year	-	-
Employer contributions	767	673
Participant contributions	868	995
Benefits paid	(1,635)	(1,668)
Fair value of plan assets at end of year	-	-
Funded status of plan	$(7,750)	$(8,763)

Net periodic postretirement benefit cost is as follows:

	2008	2007	2006

Service cost	$-	$-	$-
Interest cost	581	550	726
Amortization of the prior service cost	(677)	(581)	(581)
Amortization of recognized net (gains) losses	(16)	-	210
	$(112)	$(31)	$355

The health care cost trend rate was assumed to be 9.5% for 2009, 9.1% for 2010, 8.7% for 2011, 8.3% for 2012, 8.0% for 2013, 7.5% for 2014 and 7.2% to 4.0% for 2015 and thereafter. If the health care cost were increased 1% for all future years the accumulated postretirement benefit obligation would have increased by $179 as of January 3, 2009. The effect of this change on the combined service and interest cost would have been an increase of $13 for fiscal 2008. If the health care cost were decreased 1% for all future years the accumulated postretirement benefit obligation would have decreased by $165 as of January 3, 2009. The effect of this change on the combined service and interest cost would have been a decrease of $12 for fiscal 2008.

The postretirement benefit obligation and net periodic postretirement benefit cost was computed using the following weighted average discount rates as determined by the Company’s actuaries for each applicable year:

	2008	2007

Postretirement benefit obligation	6.00%	5.50%
Net periodic postretirement benefit cost	6.25%	6.00%

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

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
January 3, 2009, December 29, 2007 and December 30, 2006
(in thousands, except per share data)

Amount
2009	$915
2010	919
2011	930
2012	914
2013	892
2014-2017	3,580

The Company adopted the measurement date provisions of SFAS No. 158 on December 30, 2007. The change in the measurement date did not have a material impact on the Company’s financial condition, results of operations or cash flows.  The Company previously adopted the recognition provisions of SFAS No. 158 on December 30, 2006. As a result, the Company recorded an actuarial gain of $3,316, net of tax, to Accumulated other comprehensive loss, net of tax, and recognized previously unamortized prior service cost that had not yet been included in net periodic postretirement benefit cost as of December 30, 2006. The adoption of the recognition provisions of SFAS No. 158 had no impact on net income.

At January 3, 2009, the net unrealized gain on the postretirement plan consists of an unrealized gain of $4,693 related to prior service cost and an unrealized net gain of $1,848 related to actuarial gains. Approximately $581 of the unrealized gain related to prior service cost and $96 related to the actuarial gain are expected to be recognized as a component of Net periodic postretirement benefit cost in fiscal 2009.

The Company reserves the right to change or terminate the employee benefits or plan contributions at any time. The Company also continues to evaluate ways in which it can better manage these benefits and control costs. Any changes in the plan or revisions to assumptions that affect the amount of expected future benefits may have a material impact on the amount of the reported obligation, annual expense and projected benefit payments.

16.  Share-Based Compensation:

Overview

The Company grants share-based compensation awards to its employees and members of its Board of Directors as provided for under its Long-Term Incentive Plan, or LTIP. Prior to fiscal 2007, the Company granted equity compensation to its employees in the form of fixed stock options and deferred stock units, or DSUs, that vest over time. Beginning in fiscal 2007, the Company phased out the granting of stock options by primarily granting stock appreciation rights, or SARs, and restricted stock (considered nonvested stock under SFAS 123R), which also vest over time.

During the fourth quarter of fiscal 2008, the Company shifted its annual LTIP grant cycle from the first quarter to the fourth quarter of the fiscal year, which will enable performance targets and awards to be put in place prior to the commencement of the performance period. Therefore, the Company made two annual share-based grants during fiscal 2008. Additionally, the Company granted awards to executives hired earlier in fiscal 2008. Thus, the number of awards granted during fiscal 2008 was significantly higher than prior years.

General Terms of Awards

Time Vested Awards

The terms of the SARs granted are similar in several respects to the stock options previously granted. The SARs generally vest over a three-year period in equal annual installments beginning on the first anniversary of the grant date, with the exception of SARs granted to our Chief Executive Officer and Chief Financial Officer hired in early fiscal 2008. The 2008 grants to our CEO and CFO provide for 25% of the SARs to vest immediately with exercise restrictions during the first year and the remainder of the award to vest in equal installments over a three-year period

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
January 3, 2009, December 29, 2007 and December 30, 2006
(in thousands, except per share data)

consistent with all other Company SARs granted.  Additionally, all SARs granted are non-qualified, terminate on the seventh anniversary of the grant date and contain no post-vesting restrictions other than normal trading black-out periods prescribed by the Company’s corporate governance policies.

Restricted stock shares granted during fiscal 2007 vest at the end of a three-year period. During this period, holders of restricted stock are entitled to receive dividends and voting rights. The shares are restricted until they vest and cannot be sold by the recipient until the restriction has lapsed at the end of the three-year period. Beginning in fiscal 2008, all new restricted stock awards granted vest pro-rata over a three-year period in equal annual installments beginning on the first anniversary of the grant date (with the exception of certain shares of restricted stock granted to its Chief Executive Officer and Chief Financial Officer hired in early fiscal 2008, which vest at the end of a three-year period following the grant date).

Performance-Based Awards

Although the Company will continue to grant SARs and restricted stock, a portion of each respective award will be performance-based. The actual number of shares vested is determined at the end of a three-year performance period based on results achieved versus company performance goals. Depending on the Company’s results during the three-year performance period, the actual number of shares vesting at the end of the period may range from 0% to 150% of the targeted shares granted.

Deferred Stock Units

The Company grants share-based awards annually to its Board of Directors in connection with its annual meeting of stockholders. In addition to SARs, the Company grants DSUs as provided for in the Advance Auto Parts, Inc. Deferred Stock Unit Plan for Non-Employee Directors and Selected Executives, or the DSU Plan. Each DSU is equivalent to one share of common stock of the Company. The DSUs are immediately vested upon issuance but are held on behalf of the director until he or she ceases to be a director. The DSUs are then distributed to the director following his or her last date of service. Additionally, the DSU Plan provides for the deferral of compensation as earned in the form of (i) an annual retainer for directors, and (ii) wages for certain highly compensated employees of the Company. These deferred stock units are settled in common stock with the participants at a future date, or over a specified time period as elected by the participants in accordance with the DSU Plan.

Share-Based Compensation Expense & Cash Flows

The expense the Company has incurred annually related to the issuance of share-based compensation is included in Selling, general and administrative expense. The Company also receives cash upon the exercise of stock options, as well as when employees purchase stock under the employee stock purchase plan, or ESPP. Total share-based compensation expense and cash received included in the Company’s consolidated statements of operations and consolidated statement of cash flows are reflected in the table below, including the related income tax benefits, for fiscal years ended January 3, 2009, December 29, 2007 and December 30, 2006 as follows:

	2008	2007	2006
Share-based compensation expense	$17,707	$18,096	$19,052
Deferred income income tax benefit	6,640	6,822	7,145

Cash received upon exercise and per ESPP	35,220	42,547	17,203
Excess tax benefit share-based compensation	9,047	11,841	5,272

As of January 3, 2009, there was $27,405 of unrecognized compensation expense related to all share-based awards (excluding DSUs) that is expected to be recognized over a weighted average period of 2.1 years.

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
January 3, 2009, December 29, 2007 and December 30, 2006
(in thousands, except per share data)

Time-Based Share Awards

Stock Appreciation Rights and Stock Options

The fair value of each SAR and stock option was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Black-Scholes Option Valuation Assumptions (1)	2008	2007	2006

Risk-free interest rate (2)	2.5%	4.8%	4.6%
Expected dividend yield	0.8%	0.6%	0.6%
Expected stock price volatility (3)	32.3%	29.0%	28.0%
Expected life of awards (in months) (4)	50	51	44

(1)	Forfeitures are based on historical experience.
(2)	The risk-free interest rate is based on a U.S. Treasury constant maturity interest rate whose term is consistent with the expected life of the Company’s awards.
(3)	Expected volatility is based on the historical volatility of the Company’s common stock for the period consistent with the expected life of the Company’s awards.
(4)	The expected life of the Company’s awards represents the estimated period of time until exercise and is based on historical experience of previously granted awards.

The following table summarizes the time-vested fixed stock option and time-vested SARs activity for the fiscal year ended January 3, 2009:

	Number of Awards	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding at December 29, 2007	5,939	$32.68
Granted	2,331	31.66
Exercised	(1,421)	22.98
Forfeited	(595)	38.43
Outstanding at January 3, 2009	6,254	$33.95	4.81	$15,338

Vested and expected to vest	6,070	$34.19	4.47	$14,154

Outstanding and exercisable	2,973	$33.89	3.44	$8,067

The weighted average fair value of SARs and stock options granted during the fiscal years ended January 3, 2009, December 29, 2007 and December 30, 2006, was $8.66, $11.39 and $10.68 per share, respectively. The aggregate intrinsic value reflected in the table is based on the Company’s closing stock price of $34.14 as of the last trading day of the period ended January 3, 2009. The aggregate intrinsic value of options and SARs (the amount by which the market price of the stock on the date of exercise exceeded the exercise price) exercised during the fiscal years ended January 3, 2009, December 29, 2007 and December 30, 2006, was $25,890, $33,179 and $14,001, respectively.

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
January 3, 2009, December 29, 2007 and December 30, 2006
(in thousands, except per share data)

Restricted Stock

The following table summarizes the restricted stock activity for the fiscal year ended January 3, 2009:

	Number of Awards	Weighted- Average Grant Date Fair Value

Nonvested at December 29, 2007	130	$ 38.17
Granted	454	32.21
Vested	(2)	34.74
Forfeited	(27)	36.74
Nonvested at January 3, 2009	555	$ 33.28

The fair value of each share of restricted stock is determined based on the market price of the Company’s common stock on the date of grant. The weighted average fair value of shares granted during the fiscal years ended January 3, 2009 and December 29, 2007 was $32.21 and $38.14 per share, respectively. The total grant date fair value of shares vested during 2008 was approximately $53.

Performance-Based Awards

Performance-Based SARs

During the fourth quarter of fiscal 2008, the Company granted 271 shares of performance-based SARs. The grant date fair value of performance-based SARs granted in fiscal 2008 was $7.62 per share. There were no performance-based SARs granted during fiscal years 2007 or 2006. Additionally, there were no performance-based SARs exercised during the year ended January 3, 2009 as none of the performance-based SARs have vested.

The fair value of performance-based SARs was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Black-Scholes Option Valuation Assumptions (1)	2008

Risk-free interest rate (2)	1.9%
Expected dividend yield	0.9%
Expected stock price volatility (3)	36.7%
Expected life of awards (in months) (4)	50

(1)	Forfeitures are based on historical experience.
(2)	The risk-free interest rate is based on a U.S. Treasury constant maturity interest rate whose term is consistent with the expected life of the Company’s performance-based SARs.
(3)	Expected volatility is based on the historical volatility of the Company’s common stock for the period consistent with the expected life of the Company’s performance-based SARs.
(4)	The expected life of the Company’s performance-based SARs represents the estimated period of time until exercise and is based on historical experience of previously granted awards.

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
January 3, 2009, December 29, 2007 and December 30, 2006
(in thousands, except per share data)

Performance-Based Restricted Stock

During the fourth quarter of fiscal 2008, the Company granted 49 shares of performance-based restricted stock. The fair value of each share was based on the market price of the Company’s common stock on the date of grant. The fair value of performance-based restricted stock granted in fiscal 2008 was $25.81 per share. There were no shares of performance-based restricted stock granted during fiscal 2007 or 2006. Additionally, no shares of performance-based restricted stock vested during the year ended January 3, 2009.

There has been no expense recognized for performance-based awards since vesting was not considered probable as of January 3, 2009.

Deferred Stock Units

The LTIP permits the granting of Deferred Stock Units, or DSUs, to members of the Company’s Board of Directors. The Company granted 12 and eight DSUs in fiscal years 2008 and 2007, respectively, at a weighted average fair value of $38.94 and $41.64, respectively. The DSUs are awarded at a price equal to the market price of the Company’s underlying stock on the date of the grant. For fiscal years 2008 and 2007, respectively, the Company recognized a total of $480 and $344, on a pre-tax basis, in compensation expense for these DSU grants.

LTIP Availability

At January 3, 2009, there are 3,998 shares of common stock currently available for future issuance under the LTIP. This availability includes 3,000 shares of common stock the Company registered with the Securities Exchange Commission during fiscal 2008, which had been previously approved by shareholders. The Company issues new shares of common stock upon exercise of stock options and SARs.

Employee Stock Purchase Plan

The Company also offers an ESPP. Eligible Team Members may purchase the Company's common stock at 95% of its fair market value on the date of purchase. There are annual limitations on Team Member elections of either $25 per Team Member or ten percent of compensation, whichever is less. Under the plan, Team Members acquired 80, 53 and 90 shares in fiscal years 2008, 2007 and 2006, respectively. At January 3, 2009, there were 1,328 shares available to be issued under the plan.

17.  Accumulated Other Comprehensive Income (Loss):

Comprehensive income is computed as net earnings plus certain other items that are recorded directly to shareholders’ equity during the accounting period. In addition to net earnings, comprehensive income also includes unrealized gains or losses on interest rate swaps and postretirement plan benefits, net of tax. Accumulated other comprehensive income (loss), net of tax, for fiscal years 2006, 2007 and 2008 consisted of the following:

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
January 3, 2009, December 29, 2007 and December 30, 2006
(in thousands, except per share data)

	Unrealized Gain (Loss) on Hedging Arrangements	Unrealized Gain on Postretirement Plan	Accumulated Other Comprehensive Income (Loss)

Balance, December 31, 2005	$3,090	$-	$3,090
Fiscal 2006 activity	(2,934)	3,316	382
Balance, December 30, 2006	$156	$3,316	$3,472
Fiscal 2007 activity	(4,809)	636	(4,173)
Balance, December 29, 2007	$(4,653)	$3,952	$(701)
Fiscal 2008 activity	(8,729)	81	(8,648)
Balance, January 3, 2009	$(13,382)	$4,033	$(9,349)

18.  Segment and Related Information:

The Company has the following two reportable segments: AAP and AI. The AAP segment is comprised of store operations within the United States, Puerto Rico and the Virgin Islands which operate under the trade names “Advance Auto Parts,” “Advance Discount Auto Parts” and “Western Auto.” These stores offer a broad selection of brand name and proprietary automotive replacement parts, accessories and maintenance items for domestic and imported cars and light trucks.

The AI segment consists solely of the operations of Autopart International, which continues to operate as an independent, wholly-owned subsidiary. AI’s business serves the growing commercial market in addition to warehouse distributors and jobbers located throughout the Northeastern region of the United States.

The Company evaluates each of its segment’s financial performance-based on net sales and operating profit for purposes of allocating resources and assessing performance. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in Note 2.

The following table summarizes financial information for each of the Company's business segments for the years ended January 3, 2009 and December 29, 2007, respectively.

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
January 3, 2009, December 29, 2007 and December 30, 2006
(in thousands, except per share data)

	2008	2007	2006
Net Sales
AAP	$4,976,603	$4,709,390	$4,505,437
AI	165,652	135,014	111,066
Total net sales	$5,142,255	$4,844,404	$4,616,503

Percentage of Sales, by Product Group
in AAP Segment (1)
Parts	58%	57%	57%
Accessories	17%	18%	18%
Chemicals	12%	12%	12%
Oil	9%	9%	9%
Other	4%	4%	4%
Total	100%	100%	100%

Income (loss) before provision (benefit) for
income taxes
AAP	$376,464	$383,392	$368,818
AI	4,228	(758)	1,097
Total income (loss) before provision (benefit) for
income taxes	$380,692	$382,634	$369,915

Provision (benefit) for income taxes
AAP	$140,838	$144,579	$138,144
AI	1,816	(262)	453
Total provision (benefit) for income taxes	$142,654	$144,317	$138,597

Segment assets
AAP	$2,807,486	$2,663,791	$2,565,986
AI	156,579	141,775	116,695
Total segment assets	$2,964,065	$2,805,566	$2,682,681

Depreciation and amortization
AAP	$141,202	$142,194	$135,159
AI	5,378	5,070	4,264
Total depreciation and amortization	$146,580	$147,264	$139,423

Capital expenditures
AAP	$180,623	$203,486	$251,024
AI	4,363	7,114	7,562
Total capital expenditures	$184,986	$210,600	$258,586

(1) – Sales by product group are not available for the AI segment.

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
January 3, 2009, December 29, 2007 and December 30, 2006
(in thousands, except per share data)

19. Quarterly Financial Data (unaudited):

The following table summarizes quarterly financial data for fiscal years 2008 and 2007:

2008	First	Second	Third	Fourth
	(16 weeks)	(12 weeks)	(12 weeks)	(13 weeks)
Net sales	$1,526,132	$1,235,783	$1,187,952	$1,192,388
Gross profit	743,451	600,838	577,119	541,656
Income from continuing operations	82,086	75,386	56,155	24,411
Net income	82,086	75,386	56,155	24,411

Basic earnings per share	0.86	0.79	0.59	0.26
Diluted earnings per share	0.86	0.79	0.59	0.26

2007	First	Second	Third	Fourth
	(16 weeks)	(12 weeks)	(12 weeks)	(12 weeks)
Net sales	$1,468,120	$1,169,859	$1,158,043	$1,048,382
Gross profit	709,403	562,861	555,113	493,592
Income from continuing operations	76,101	68,424	59,040	34,752
Net income	76,101	68,424	59,040	34,752

Basic earnings per share	0.72	0.64	0.58	0.35
Diluted earnings per share	0.71	0.64	0.57	0.35

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Advance Auto Parts, Inc. and Subsidiaries
Roanoke, Virginia

We have audited the consolidated financial statements of Advance Auto Parts, Inc. and subsidiaries (the “Company”) as of January 3, 2009 and December 29, 2007, and for each of the three years in the period ended January 3, 2009, and the Company’s internal control over financial reporting as of January 3, 2009, and have issued our reports thereon dated March 3, 2009 (which report expresses an unqualified opinion on those financial statements and includes an explanatory paragraph regarding the Company’s adoption of new accounting standards); such consolidated financial statements and reports are included elsewhere in this Form 10-K.  Our audits also included the consolidated financial statement schedules of the Company listed in Item 15.  These consolidated financial statement schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion based on our audits.  In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Richmond, Virginia
March 3, 2009

ADVANCE AUTO PARTS, INC.
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
Condensed Parent Company Balance Sheets
January 3, 2009 and December 29, 2007
(in thousands, except per share data)
	January 3,	December 29,
	2009	2007
Assets
Cash and cash equivalents	$23	$23
Other current assets	-	3
Property and equipment, net of accumulated depreciation	37	-
Other assets, net	5	-
Investment in subsidiary	1,927,219	1,677,384
Total assets	$1,927,284	$1,677,410

Liabilities and stockholders' equity
Accrued expenses	$120	$33
Dividends payable	5,657	5,957
Intercompany payable, net	846,341	647,625
Total liabilities	852,118	653,615
Stockholders' equity
Preferred stock, nonvoting, $0.0001 par value,
10,000 shares authorized; no shares issued or outstanding	-	-
Common stock, voting $0.0001 par value; 200,000
shares authorized; 103,000 shares issued and 94,852 outstanding
in 2008 and 101,072 issued and 99,060 outstanding in 2007	10	10
Additional paid-in capital	335,991	274,659
Treasury stock, at cost, 8,148 and 2,012 shares	(291,114)	(74,644)
Accumulated other comprehensive loss	(9,349)	(701)
Retained earnings	1,039,628	824,471
Total stockholders' equity	1,075,166	1,023,795
Total liabilities and stockholders' equity	$1,927,284	$1,677,410

The accompanying notes to the condensed parent company financial information are an integral part of this schedule.

ADVANCE AUTO PARTS, INC.
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
Condensed Parent Company Statements of Operations
For the Years Ended January 3, 2009, December 29, 2007 and December 30, 2006
(in thousands, except per share data)

	Fiscal Years
	2008	2007	2006
	(53 Weeks)	(52 Weeks)	(52 Weeks)
Selling, general and administrative expenses	$23,761	$166	$165
Other income, net	24,551	-	-
Income (loss) before provision (benefit) for income taxes	790	(166)	(165)
Income tax provision (benefit)	714	(60)	(58)
Income (loss) before equity in earnings of subsidiaries	76	(106)	(107)
Equity in earnings of subsidiaries	237,962	238,423	231,425
Net income	$238,038	$238,317	$231,318

Net income per basic share	$2.51	$2.30	$2.18
Net income per diluted share	$2.50	$2.28	$2.16

Average common shares outstanding	94,655	103,826	106,129
Dilutive effect of share-based compensation	650	828	995
Average common shares outstanding - assuming dilution	95,305	104,654	107,124

The accompanying notes to the condensed parent company financial information are an integral part of this schedule.

ADVANCE AUTO PARTS, INC.
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
Condensed Parent Company Statements of Cash Flows
For the Years Ended January 3, 2009, December 29, 2007 and December 30, 2006
(in thousands)

	Fiscal Years
	2008	2007	2006
	(53 Weeks)	(52 Weeks)	(52 Weeks)
Cash flows from operating activities:
Net income	$238,038	$238,317	$231,318
Adjustments to reconcile net income to net cash
provided (used in) by operations:
Equity in earnings of subsidiary	(237,962)	(238,423)	(231,425)
Depreciation	30	-	-
Net decrease (increase) in working capital	85	(24)	295
Net cash provided (used in) by operating activities	191	(130)	188
Cash flows from investing activities:
Change in net intercompany with subsidiaries	(191)	130	(188)
Net cash (used in) provided by investing activities	(191)	130	(188)
Cash flows from financing activities:	-	-	-
Net increase (decrease) in cash and cash equivalents	-	-	-
Cash and cash equivalents, beginning of year	23	23	23
Cash and cash equivalents, end of year	$23	$23	$23

Supplemental cash flow information:
Interest paid	$-	$-	$-
Income taxes paid, net	-	-	-
Noncash transactions:
Repurchase of Parent's common stock by Stores	$219,429	$282,910	$137,560
Retirement of common stock	-	211,225	192,339
Proceeds received by Stores from stock transactions under the
Parent's stock subscription plan and Stores' stock option plan	35,220	42,547	17,203
Cash dividends paid by Stores on behalf of Parent	23,181	25,152	19,153
Declared but unpaid cash dividends	5,657	5,957	6,320
Changes in other comprehensive income	8,648	(4,173)	382
Adoption of FIN No. 48, net of tax	-	2,275	-

The accompanying notes to the condensed parent company financial information are an integral part of this schedule.

ADVANCE AUTO PARTS, INC.
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
Notes to the Condensed Parent Company Statements
January 3, 2009 and December 29, 2007
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

2. Organization

Advance Auto Parts, Inc. (“the Company”) is a holding company, which is the 100% shareholder of Advance Stores Company, Incorporated and its subsidiaries ("Stores") during the periods presented. The parent/subsidiary relationship between the Company and Stores includes certain related party transactions. These transactions consist primarily of interest on intercompany advances, dividends, capital contributions and allocations of certain costs. Deferred income taxes have not been provided for financial reporting and tax basis differences on the undistributed earnings of the subsidiaries.  Effective fiscal 2008, the Company and its subsidiaries realigned duties and responsibilities within its overall organization that resulted in certain operating expenses being included in and recognized at the parent company level.

The Company fully and unconditionally guarantees the term loan and revolving credit facility of Stores. These debt agreements do not contain restrictions on the payment of dividends, loans or advances between the Company and Stores and Stores’ subsidiaries. Therefore, there are no such restrictions as of January 3, 2009 and December 29, 2007.

3. Summary of Significant Accounting Policies

Accounting Period

The Company's fiscal year ends on the Saturday nearest the end of December, which results in an extra week every several years. Accordingly, fiscal 2008 includes 53 weeks of operations. All other fiscal years presented included 52 weeks of operations.

New Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position, or FSP, EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the earnings allocation in computing earnings per share under the two-class method as described in Statement of Financial Accounting Standards, or SFAS, No. 128, “Earnings per Share.” Under the guidance of FSP EITF 03-6-1, nonvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings-per-share pursuant to the two-class method.  FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and all prior-period earnings per share data presented shall be adjusted retrospectively.   Early application is not permitted. The Company does not anticipate the adoption of FSP EITF 03-6-1 will have an impact on its earnings per share.

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

ADVANCE AUTO PARTS, INC.
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
Notes to the Condensed Parent Company Statements
January 3, 2009 and December 29, 2007
(in thousands, except per share data)

attempt to improve consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141, “Business Combinations.” The FSP is effective for fiscal years beginning after December 15, 2008, and the guidance for determining the useful life of a recognized intangible asset must be applied prospectively to intangible assets acquired after the effective date. The FSP is not expected to have a significant impact on the Company’s financial condition, results of operations or cash flow.

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

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” which replaces SFAS No. 141, “Business Combinations.”  SFAS No. 141R, among other things, establishes principles and requirements for how an acquirer entity recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any controlling interests in the acquired entity; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Costs of the acquisition will be recognized separately from the business combination. SFAS No. 141R applies to business combinations for fiscal years beginning after December 15, 2008. The Company will consider this standard when evaluating potential future transactions to which it would apply.

Effective December 30, 2007, the Company adopted the provisions of SFAS No. 157, “Fair Value Measurements” on our financial assets and liabilities subject to the deferral provisions of FSP 157-2. SFAS No. 157 clarifies the definition of fair value, establishes a framework for defining fair value as it relates to other accounting pronouncements that require or permit fair value measurements, and expands the disclosures of fair value measurements. The Company did not apply the provisions of SFAS No. 157 for nonfinancial assets and liabilities except for those recognized or disclosed on a recurring basis (at least annually) as allowed by the issuance of FSP No. 157-2. The deferral provided by FSP No. 157-2 applies to such items as (i) nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) and (ii) nonfinancial long-lived asset groups measured at fair value for an impairment assessment.  The Company is evaluating the impact FSP No. 157-2 will have on its nonfinancial assets and liabilities that are measured at fair value and are recognized or disclosed at fair value on a nonrecurring basis. The adoption of SFAS 157 did not have a material impact on the Company’s financial condition, results of operations or cash flows. The Company will fully adopt the provisions of SFAS 157 effective during its first quarter of fiscal 2009.

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

See Notes to the Consolidated Financial Statements for Additional Disclosures.

ADVANCE AUTO PARTS, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Allowance for doubtful accounts receivable:	Balance at Beginning of Period	Charges to Expenses	Deductions		Other	Balance at End of Period
December 30, 2006	$4,686	$1,228	$(1,274)	(1)	$-	$4,640
December 29, 2007	4,640	996	(1,649)	(1)	-	3,987
January 3, 2009	3,987	3,340	(2,297)	(1)	-	5,030

(1)	Accounts written off during the period. These amounts did not impact our statement of operations for any year presented.

Note: Other valuation and qualifying accounts have not been reported in this schedule because they are either not applicable or because the information has been included elsewhere in this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 3, 2009

ADVANCE AUTO PARTS, INC.
	By:	/s/ Michael A. Norona
Michael A. Norona Executive Vice President, Chief Financial Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Darren R. Jackson	Chief Executive Officer	March 3, 2009
Darren R. Jackson	and Director (Principal
Executive Officer)

/s/ Michael A. Norona	Executive Vice President, Chief	March 3, 2009
Michael A. Norona	Financial Officer and Secretary
(Principal Financial and
Accounting Officer)

/s/ John C. Brouillard	Chairman and Director	March 3, 2009
John C. Brouillard

/s/ John F. Bergstrom	Director	March 3, 2009
John F. Bergstrom

/s/ Lawrence P. Castellani	Director	March 3, 2009
Lawrence P. Castellani

/s/ Nicholas J. LaHowchic	Director	March 3, 2009
Nicholas J. LaHowchic

/s/ William S. Oglesby	Director	March 3, 2009
William S. Oglesby

/s/ Gilbert T. Ray	Director	March 3, 2009
Gilbert T. Ray

/s/ Carlos A. Saladrigas	Director	March 3, 2009
Carlos A. Saladrigas

/s/ Francesca Spinelli	Director	March 3, 2009
Francesca Spinelli

S-1

EXHIBIT INDEX

Exhibit Number	Description

3.1(6)	Restated Certificate of Incorporation of Advance Auto Parts, Inc. (“Advance Auto”)(as amended on May 19, 2004).
3.2 (14)	Bylaws of Advance Auto. (as amended on February 17, 2009).
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

10.18(7)	Reaffirmation Agreement dated as of November 3, 2004 among Advance Auto, Advance Stores, the lenders party thereto and JP Morgan Chase, as administrative agent and collateral agent.
10.19(17)	Advance Auto Parts, Inc. 2004 Long-Term Incentive Plan (as amended April 17, 2008).
10.20(5)	Form of Advance Auto Parts, Inc. 2004 Long-Term Incentive Plan Stock Option Agreement.
10.21(5)	Form of Advance Auto Parts, Inc. 2004 Long-Term Incentive Plan Award Notice.
10.22(16)	Advance Auto Parts, Inc. Deferred Stock Unit Plan for Non-Employee Directors and Selected Executives (as amended January 1, 2008).
10.23(8)	Amended Advance Auto Parts, Inc. Employee Stock Purchase Plan.
10.24(16)	Advance Auto Parts, Inc. Deferred Compensation Plan (as amended January 1, 2008).
10.25(8)	Advance Auto Parts, Inc. 2006 Executive Bonus Plan.
10.26(9)	Form of Employment Agreement among Advance Auto and Advance Stores and Michael N. Coppola, Paul W. Klasing, Michael O. Moore and David B. Mueller.

Exhibit Number	Description

10.27(10)	Release and Termination Agreement dated as of October 5, 2006, among Advance Auto, Advance Stores Company, Incorporated and JPMorgan Chase Bank, N.A., as administrative agent.
10.28(11)	Form of Advance Auto Parts, Inc. 2007 Restricted Stock Award.
10.29(11)	Form of Advance Auto Parts, Inc. 2007 Stock Appreciation Right Award.
10.30(12)
Term Loan Credit Agreement dated as of December 4, 2007 among Advance Auto Parts, Inc., Advance Stores Company, Incorporated, as borrower, the lenders party hereto and JPMorgan Chase Bank, N.A. as administrative agent.

10.31(12)	Guarantee Agreement dated as of December 4, 2007 among Advance Auto Parts, Inc. and JPMorgan Chase Bank, N.A., as administrative agent for the lenders.
10.32(13)	Employment Agreement effective January 7, 2008 between Advance Auto Parts, Inc., and Darren R. Jackson (as amended on June 4, 2008).
10.33(15)	Advance Auto Parts, Inc. Executive Incentive Plan.
10.34(13)	Form of Employment Agreement effective June 4, 2008 between Advance Auto Parts, Inc., and Kevin P. Freeland, Elwyn G. Murray III, Michael A. Norona, and Jimmie L. Wade.
10.35(13)	Attachment C to Employment effective June 4, 2008 between Advance Auto Parts, Inc., and Kevin P. Freeland.
10.36(13)	Attachment C to Employment Agreement effective June 4, 2008 between Advance Auto Parts, Inc., and Michael A. Norona.
10.37(13)	Attachment C to Employment Agreement effective June 4, 2008 between Advance Auto Parts, Inc., and Jimmie L. Wade.
10.38(18)	Form of Senior Vice President Loyalty Agreements.
10.39(19)	Form of Advance Auto Parts, Inc. Stock Appreciation Rights Award Agreement dated November 17, 2008.
10.40(19)	Form of Advance Auto Parts, Inc. Restricted Stock Award Agreement dated November 17, 2008.
21.1	Subsidiaries of Advance Auto.
23.1	Consent of Deloitte & Touche LLP.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed on June 4, 1998 as an exhibit to Registration Statement on Form S-4 (No. 333-56013) of Advance Stores Company, Incorporated.
(2)	Furnished on November 6, 2001 as an exhibit to Amendment No. 2 to Registration Statement on Form S-4 (No. 333-68858) of Advance Auto Parts, Inc.
(3)	Filed on January 22, 2002 as an exhibit to Registration Statement on Form S-4 (No. 333-81180) of Advance Stores Company, Incorporated.
(4)	Filed on April 2, 2001 as an exhibit to the Quarterly Report on Form 10-Q of Discount.
(5)	Filed on August 16, 2004 as an exhibit to the Quarterly Report on Form 10-Q of Advance Auto Parts, Inc.
(6)	Filed on May 20, 2004 as an exhibit to Current Report on Form 8-K of Advance Auto Parts, Inc.
(7)	Filed on November 9, 2004 as an exhibit to Current Report on Form 8-K of Advance Auto Parts, Inc.
(8)	Filed on March 16, 2006 as an exhibit to the Annual Report on Form 10-K of Advance Auto Parts, Inc.
(9)	Filed on April 6, 2006 as an exhibit to the Annual Report on Form 8-K of Advance Auto Parts, Inc.
(10)	Filed on October 12, 2006 as an exhibit to Current Report on Form 8-K of Advance Auto Parts, Inc.
(11)	Filed on February 26, 2007 as an exhibit to Current Report on Form 8-K of Advance Auto Parts, Inc.
(12)	Filed on December 10, 2007 as an exhibit to Current Report on Form 8-K of Advance Auto Parts, Inc.
(13)	Filed on June 4, 2008 as an exhibit to Current Report on Form 8-K of Advance Auto Parts, Inc.
(14)	Filed on February 18, 2009 as an exhibit to Current Report on Form 8-K of Advance Auto Parts, Inc.
(15)	Filed on April 11, 2007 as an exhibit to the Definitive Proxy Statement of Advance Auto Parts, Inc.
(16)	Filed on February 27, 2008 as an exhibit to the Annual Report on Form 10-K of Advance Auto Parts, Inc.
(17)	Filed on May 29, 2008 as an exhibit to the Quarterly Report on Form 10-Q of Advance Auto Parts, Inc.
(18)	Filed on November 12, 2008 as an exhibit to the Quarterly Report on Form 10-Q of Advance Auto Parts, Inc.
(19)	Filed on November 21, 2008 as an exhibit to Current Report on Form 8-K of Advance Auto Parts, Inc.