Form 10-Q
period 2009-04-25
ADVANCE AUTO PARTS INC
filed 2009-06-04
CIK 1158449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 25, 2009
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Registration S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 1, 2009, the registrant had outstanding 95,241,195 shares of Common Stock, par value $0.0001 per share (the only class of common stock of the registrant outstanding).

i

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
April 25, 2009 and January 3, 2009
(in thousands, except per share data)
(unaudited)

	April 25,	January 3,
Assets	2009	2009

Current assets:
Cash and cash equivalents	$50,902	$37,358
Receivables, net	87,519	97,203
Inventories, net	1,681,336	1,623,088
Other current assets	34,037	49,977
Total current assets	1,853,794	1,807,626
Property and equipment, net of accumulated depreciation of
$838,985 and $817,428	1,061,683	1,071,405
Assets held for sale	2,911	2,301
Goodwill	34,603	34,603
Intangible assets, net	27,195	27,567
Other assets, net	21,542	20,563
	$3,001,728	$2,964,065
Liabilities and Stockholders' Equity
Current liabilities:
Bank overdrafts	$7,986	$20,588
Current portion of long-term debt	1,094	1,003
Financed vendor accounts payable	95,180	136,386
Accounts payable	910,199	791,330
Accrued expenses	407,568	372,510
Other current liabilities	48,650	43,177
Total current liabilities	1,470,677	1,364,994
Long-term debt	279,010	455,161
Other long-term liabilities	72,236	68,744
Commitments and contingencies
Stockholders' equity:
Preferred stock, nonvoting, $0.0001 par value,
10,000 shares authorized; no shares issued or outstanding	-	-
Common stock, voting, $0.0001 par value, 200,000 shares authorized;
103,385 shares issued and 95,237 outstanding at April 25, 2009
and 103,000 shares issued and 94,852 outstanding at January 3, 2009	10	10
Additional paid-in capital	351,961	335,991
Treasury stock, at cost, 8,148 and 8,148 shares	(291,114)	(291,114)
Accumulated other comprehensive loss	(8,544)	(9,349)
Retained earnings	1,127,492	1,039,628
Total stockholders' equity	1,179,805	1,075,166
	$3,001,728	$2,964,065

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
For the Sixteen Week Periods Ended
April 25, 2009 and April 19, 2008
(in thousands, except per share data)
(unaudited)

	Sixteen Week Periods Ended
	April 25,	April 19,
	2009	2008

Net sales	$1,683,636	$1,526,132
Cost of sales, including purchasing and warehousing costs	861,648	801,278
Gross profit	821,988	724,854
Selling, general and administrative expenses	664,406	580,576
Operating income	157,582	144,278
Other, net:
Interest expense	(7,611)	(12,325)
Other (expense) income, net	(104)	28
Total other, net	(7,715)	(12,297)
Income before provision for income taxes	149,867	131,981
Provision for income taxes	56,282	49,895
Net income	$93,585	$82,086

Basic earnings per share	$0.99	$0.86

Diluted earnings per share	$0.98	$0.86

Average common shares outstanding	94,473	94,987

Average common shares outstanding - assuming dilution	94,889	95,607

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the Sixteen Week Periods Ended
April 25, 2009 and April 19, 2008
(in thousands)
(unaudited)

	Sixteen Week Periods Ended
	April 25,	April 19,
	2009	2008
Cash flows from operating activities:
Net income	$93,585	$82,086
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	45,155	44,620
Amortization of deferred debt issuance costs	111	111
Share-based compensation	4,171	5,715
Loss (gain) on property and equipment, net	6,351	(1,246)
Provision (benefit) for deferred income taxes	2,180	(2,182)
Excess tax benefit from share-based compensation	(723)	(327)
Net decrease (increase) in:
Receivables, net	9,684	900
Inventories, net	(58,248)	(88,851)
Other assets	14,852	26,233
Net increase in:
Accounts payable	118,869	112,244
Accrued expenses	50,296	28,162
Other liabilities	6,439	6,136
Net cash provided by operating activities	292,722	213,601
Cash flows from investing activities:
Purchases of property and equipment	(50,216)	(58,863)
Proceeds from sales of property and equipment	76	4,117
Other	-	(1,750)
Net cash used in investing activities	(50,140)	(56,496)
Cash flows from financing activities:
Decrease in bank overdrafts	(12,602)	(28,127)
Decrease in financed vendor accounts payable	(41,206)	(6,625)
Dividends paid	(11,378)	(11,659)
Payments on note payable	(226)	(165)
Borrowings under credit facilities	173,400	239,700
Payments on credit facilities	(349,900)	(190,700)
Proceeds from the issuance of common stock, primarily exercise
of stock options	11,485	2,926
Excess tax benefit from share-based compensation	723	327
Repurchase of common stock	-	(158,308)
Other	666	-
Net cash used in financing activities	(229,038)	(152,631)
Net increase in cash and cash equivalents	13,544	4,474
Cash and cash equivalents, beginning of period	37,358	14,654
Cash and cash equivalents, end of period	$50,902	$19,128

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows - (Continued)
For the Sixteen Week Periods Ended
April 25, 2009 and April 19, 2008
(in thousands)
(unaudited)

	Sixteen Week Periods Ended
	April 25,	April 19,
	2009	2008

Supplemental cash flow information:
Interest paid	$8,907	$12,807
Income tax payments, net	11,070	30,499
Non-cash transactions:
Accrued purchases of property and equipment	18,442	19,272
Changes in other comprehensive income (loss)	805	(3,082)

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Sixteen Week Periods Ended April 25, 2009 and April 19, 2008
(in thousands, except per share data)
(unaudited)

1.	Basis of Presentation:

The accompanying condensed consolidated financial statements include the accounts of Advance Auto Parts, Inc. and its wholly owned subsidiaries, or the Company. All significant intercompany balances and transactions have been eliminated in consolidation.

The condensed consolidated balance sheets as of April 25, 2009 and January 3, 2009, the condensed consolidated statements of operations for the sixteen weeks ended April 25, 2009 and April 19, 2008, and the condensed consolidated statements of cash flows for the sixteen week periods ended April 25, 2009 and April 19, 2008, have been prepared by the Company.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position of the Company, the results of its operations and cash flows have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s consolidated financial statements for the fiscal year ended January 3, 2009.

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

Vendor Incentives

The Company receives incentives in the form of reductions to amounts owed and/or payments from vendors related to cooperative advertising allowances, volume rebates and other promotional considerations. The Company accounts for vendor incentives in accordance with Emerging Issues Task Force, or EITF, No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.” Many of these incentives are under long-term agreements (terms in excess of one year), while others are negotiated on an annual basis or less (short-term). Both cooperative advertising allowances and volume rebates are earned based on inventory purchases and initially recorded as a reduction to inventory. These deferred amounts are included as a reduction to cost of sales as the inventory is sold since these payments do not represent reimbursements for specific, incremental and identifiable costs. Total deferred vendor incentives included in Inventory, net were $47,585 and $50,527 at April 25, 2009 and January 3, 2009, respectively.

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
For the Sixteen Week Periods Ended April 25, 2009 and April 19, 2008
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

Sales Returns and Allowances

The Company’s accounting policy for sales returns and allowances consists of establishing reserves for estimated returns at the time of sale. The Company estimates returns based on current sales levels and the Company’s historical return experience on a specific product basis. The Company’s reserve for sales returns and allowances was not material at April 25, 2009 and January 3, 2009.

Financed Vendor Accounts Payable

The Company is party to a short-term financing program with a bank allowing it to extend its payment terms on certain merchandise purchases. The substance of the program is for the Company to borrow money from the bank to finance purchases from vendors. The Company records any discount given by the vendor to its inventory and accretes this discount to the resulting short-term payable to the bank through interest expense over the extended term. At April 25, 2009 and January 3, 2009, $95,180 and $136,386, respectively, was payable to the bank by the Company under this program and is included in the accompanying condensed consolidated balance sheets as Financed vendor accounts payable.

The balance in Financed vendor accounts payable continues to diminish as the Company transitions its merchandise vendors to customer-managed services arrangements.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Sixteen Week Periods Ended April 25, 2009 and April 19, 2008
(in thousands, except per share data)
(unaudited)

Cost of Sales and Selling, General and Administrative (“SG&A”) Expenses

The following table illustrates the primary costs classified in each major expense category:

Cost of Sales			SG&A

●	Total cost of merchandise sold including:		●	Payroll and benefit costs for retail and corporate
	–	Freight expenses associated with moving		team members;
		merchandise inventories from our vendors to	●	Occupancy costs of retail and corporate facilities;
		our distribution center,	●	Depreciation related to retail and corporate assets;
	–	Vendor incentives, and	●	Advertising;
	–	Cash discounts on payments to vendors;	●	Costs associated with our commercial delivery
●	Inventory shrinkage;			program, including payroll and benefit costs,
●	Defective merchandise and warranty costs;			and transportation expenses associated with moving
●	Costs associated with operating our distribution			merchandise inventories from our retail stores to
	network, including payroll and benefit costs,			our customer locations;
	occupancy costs and depreciation; and		●	Self-insurance costs;
●	Freight and other handling costs associated with		●	Professional services; and
	moving merchandise inventories through our		●	Other administrative costs, such as credit card
	supply chain			service fees, supplies, travel and lodging.
	–	From our distribution centers to our retail
store locations, and
	–	From our Local Area Warehouses, or LAWs,
and Parts Delivered Quickly warehouses,
or PDQs®, to our retail stores after the customer
has special-ordered the merchandise.

Please see Note 2 for a discussion of a change in accounting principle for costs included in inventory.

New Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board, or FASB, issued EITF No. 08-3, “Accounting by Lessees for Nonrefundable Maintenance Deposits.” EITF 08-3 requires that nonrefundable maintenance deposits paid by a lessee under an arrangement accounted for as a lease be accounted for as a deposit asset until the underlying maintenance is performed. When the underlying maintenance is performed, the deposit may be expensed or capitalized in accordance with the lessee’s maintenance accounting policy. Upon adoption entities must recognize the effect of the change as a change in accounting principle. The Company adopted the provisions of EITF 08-3 effective January 4, 2009. The adoption of EITF 08-3 had no impact on the Company’s financial position, results of operations or cash flows.

In April 2008, the FASB issued FASB Staff Position, or FSP, FAS 142-3, “Determination of the Useful Life of Intangible Assets”, which amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under Statement of Financial Accounting Standards, or SFAS, No. 142, “Goodwill and Other Intangible Assets.” The FSP requires an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset, and is an attempt to improve consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141, “Business Combinations.” The Company adopted the provisions of FSP FAS 142-3 effective January 4, 2009. The adoption of the FSP had no impact on the Company’s financial position, results of operations or cash flows.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Sixteen Week Periods Ended April 25, 2009 and April 19, 2008
(in thousands, except per share data)
(unaudited)

On April 9, 2009, the FASB issued FSP SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” which amends SFAS 157 by incorporating a two-step process to determine whether a market is not active and a transaction is not distressed. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009. The Company does not expect the adoption of FSP FAS 157-4 to have a material impact on the Company's consolidated financial statements.

On April 9, 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Statements” which amends the interim disclosure requirements in scope for SFAS No. 107, “Disclosures about Fair Value of Financial Instruments.” This FSP is effective for interim and annual periods ending after June 15, 2009. The Company does not expect the adoption of this FSP to have a material impact on the Company’s consolidated financial statements.

2.	Change in Accounting Principle:

Effective January 4, 2009, the Company implemented a change in accounting principle for costs included in inventory. Under the Company’s historical accounting policy, freight and other handling costs (collectively “handling costs”) associated with moving merchandise inventories from our distribution centers to our retail stores and handling costs associated with moving our merchandise inventories from our vendors to our distribution centers were capitalized as inventory and expensed in cost of sales as inventory is sold. However, handling costs associated with moving merchandise inventories from our LAWs and PDQs to our retail stores after a customer had special-ordered the merchandise were expensed as incurred in SG&A.

The change relates to capitalizing handling costs associated with moving merchandise inventories from our LAWs and PDQs to our retail stores, which are now treated as inventory product costs. Such costs are includable in inventory and expensed in cost of sales as inventory is sold because it relates to the acquisition of goods for resale by the Company. The Company has determined that it is preferable to capitalize such handling costs into inventory because it better represents the costs incurred to prepare inventory for sale to the customer and it is consistent with the Company’s treatment of other handling costs associated with moving merchandise inventories from our distribution centers to our retail stores.

In accordance with SFAS No. 154, “Accounting Changes and Error Corrections,” the change in accounting principle has been retrospectively applied to all prior periods presented herein related to cost of sales and SG&A.  However, because the inventory transferred is typically at the retail store for only one or two days until customer pick-up, the current and historical impact of this change on the consolidated balance sheets, consolidated net income, earnings per share, and consolidated statements of cash flows is not material and, as a result, Inventories, net was not adjusted.  Accordingly, there is no impact on any financial statement line items other than cost of sales and SG&A, and there was no cumulative effect of the change in accounting principle on retained earnings as of December 30, 2007, the beginning of the earliest period presented.  The tables below represent the impact of the accounting change on the current period and on previously reported amounts:

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Sixteen Week Periods Ended April 25, 2009 and April 19, 2008
(in thousands, except per share data)
(unaudited)

Sixteen week period ended April 25, 2009	Prior to Effect of Accounting Change	Adjustments	As Reported

Cost of sales, including purchasing and warehousing costs	$842,812	$18,836	$861,648

Gross profit	840,824	(18,836)	821,988

Selling, general and administrative expenses	683,242	(18,836)	664,406

Sixteen week period ended April 19, 2008	As Previously Reported	Adjustments	As Adjusted

Cost of sales, including purchasing and warehousing costs	$782,681	$18,597	$801,278

Gross profit	743,451	(18,597)	724,854

Selling, general and administrative expenses	599,173	(18,597)	580,576

3.	Store Closures and Impairment:

During the sixteen weeks ended April 25, 2009, the Company identified 36 stores to close as part of its store divesture plan. For fiscal 2009, the Company currently expects to divest a total of approximately 40 to 55 stores in addition to its normal annual store closings.  This plan consisted of a review of operating stores to identify locations for potential closing based on both financial and operating factors. These factors included cash flow, profitability, strategic market importance, store full potential and current lease rates. The store closures under the store divestiture plan are exclusive of approximately 15 stores that will also be closed throughout 2009 as part of the Company’s routine review and closure of underperforming stores. During the sixteen weeks ended April 25, 2009, the Company closed 9 stores, including 4 stores under the store divestiture plan.

During the first quarter of 2009, the Company recognized $5,795 of total expense associated with the 36 stores identified to be closed. This expense included impairment charges of $4,259 and closed store exit costs of $1,536. The closed store exit costs primarily included the establishment of the liability for future lease obligations as well as severance benefits in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Closed store liabilities primarily include the present value of the remaining lease obligations and management’s estimate of future costs of insurance, property tax and common area maintenance (reduced by the present value of estimated revenues from subleases and lease buyouts). New provisions are established by a charge to selling, general and administrative costs in the accompanying consolidated statement of operations at the time the facilities actually close.

A summary of the Company’s closed store liabilities, which are recorded in accrued expenses (current portion) and long-term liabilities (long-term portion) in the accompanying condensed consolidated balance sheet, are presented in the following table:

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Sixteen Week Periods Ended April 25, 2009 and April 19, 2008
(in thousands, except per share data)
(unaudited)

	Lease Obligations	Severance and Other Exit	Total

Closed Store Liabilities, January 3, 2009	$5,067	$-	$5,067
Reserves established	1,498	91	1,589
Change in estimates	(602)	-	(602)
Reserves utilized	(837)	(91)	(928)
Closed Store Liabilities, April 25, 2009	$5,126	$-	$5,126

The Company’s ending closed store liabilities at April 25, 2009, include $1,408 related to the store divestiture plan.

The impairment charges were recognized in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and included in SG&A in the accompanying condensed consolidated statement of operations. This charge primarily consisted of the impairment of store assets contained in leased store locations where the carrying amount of those assets is not recoverable. Also included in the total impairment charge for the quarter is the $923 write-down of one owned store location that was identified to be closed in connection with the store divestiture plan. At April 25, 2009, the fair value of the store location is $775, which will be held for sale and therefore will be reclassified to Assets Held for Sale in the Company’s condensed consolidated balance sheet when the store closes subsequent to April 25, 2009.

4.	Inventories, net:

Merchandise Inventory

Inventories are stated at the lower of cost or market. The Company uses the LIFO method of accounting for approximately 95% of inventories at both April 25, 2009 and January 3, 2009. Under LIFO, the Company’s cost of sales reflects the costs of the most recently purchased inventories, while the inventory carrying balance represents the costs for inventories purchased in fiscal 2009 and prior years. Historically, the Company’s overall costs to acquire inventory for the same or similar products have been decreasing due to the Company’s significant growth. As a result of utilizing LIFO, the Company recorded a reduction to cost of sales of $10,156 and $7,409 for the sixteen weeks ended April 25, 2009 and April 19, 2008, respectively.

An actual valuation of inventory under the LIFO method is performed by the Company at the end of each fiscal year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must be based on management’s estimates of expected fiscal year-end inventory levels and costs.

Product Cores

The remaining inventories are comprised of product cores, which consist of the non-consumable portion of certain parts and batteries, which are valued under the first-in, first-out ("FIFO") method. Product cores are included as part of the Company’s merchandise costs that are either passed on to the customer or returned to the vendor. Since product cores are not subject to frequent cost changes like the Company’s other merchandise inventory, there is no material difference when applying either the LIFO or FIFO valuation method.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Sixteen Week Periods Ended April 25, 2009 and April 19, 2008
(in thousands, except per share data)
(unaudited)

Inventory Overhead Costs

The Company capitalizes certain purchasing and warehousing costs into inventory. Purchasing and warehousing costs included in inventory, at FIFO, at April 25, 2009 and January 3, 2009, were $104,953 and $104,594, respectively.

Inventory Balances and Inventory Reserves

Inventory balances at April 25, 2009 and January 3, 2009 were as follows:

	April 25,	January 3,
	2009	2009
Inventories at FIFO, net	$1,589,963	$1,541,871
Adjustments to state inventories at LIFO	91,373	81,217
Inventories at LIFO, net	$1,681,336	$1,623,088

Inventory quantities are tracked through a perpetual inventory system. The Company uses a cycle counting program in all distribution centers and PDQs® to ensure the accuracy of the perpetual inventory quantities of both merchandise and product core inventory. For our retail stores, the Company began completing physical inventories during its third quarter of fiscal 2008 in addition to cycle counting to ensure the accuracy of the perpetual inventory quantities of both merchandise and core inventory in these locations. The Company establishes reserves for estimated shrink based on results of completed physical inventories, actual results from recent cycle counts and historical results from the Company’s cycle counting program.

The Company establishes reserves for estimated shrink based on historical accuracy and effectiveness of the cycle counting program. The Company also establishes reserves for potentially excess and obsolete inventories based on (i) current inventory levels, (ii) the historical analysis of product sales and (iii) current market conditions. The Company provides reserves when less than full credit is expected from a vendor or when liquidating product will result in retail prices below recorded costs. The Company’s reserves against inventory for these matters were $59,977 and $62,898 at April 25, 2009 and January 3, 2009, respectively.

5.	Goodwill and Intangible Assets:

Goodwill

The following table reflects the carrying amount of goodwill pertaining to the Company’s two segments, and the changes in goodwill carrying amounts, for the sixteen weeks ended April 25, 2009:

	AAP Segment	AI Segment	Total

Balance at January 3, 2009	$16,093	$18,510	$34,603
Fiscal 2009 activity	-	-	-
Balance at April 25, 2009	$16,093	$18,510	$34,603

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Sixteen Week Periods Ended April 25, 2009 and April 19, 2008
(in thousands, except per share data)
(unaudited)

Intangible Assets Other Than Goodwill

The carrying amount and accumulated amortization of acquired intangible assets as of April 25, 2009 and January 3, 2009 are comprised of the following:

	Acquired intangible assets
			Not Subject
	Subject to Amortization		to Amortization
	Customer		Trademark and	Intangible
	Relationships	Other	Tradenames	Assets, net
Gross:

Gross carrying amount at January 3, 2009	$9,800	$885	$20,550	$31,235
Additions	-	-	-	-
Gross carrying amount at April 25, 2009	$9,800	$885	$20,550	$31,235

Net:

Net book value at January 3, 2009	$6,566	$451	$20,550	$27,567
Additions	-	-	-	-
2009 amortization	(335)	(37)	-	(372)
Net book value at April 25, 2009	$6,231	$414	$20,550	$27,195

Future Amortization Expense

The table below shows expected amortization expense for the next five years for acquired intangible assets recorded as of April 25, 2009:

Fiscal Year
Remainder of 2009	$ 770
2010	1,059
2011	967
2012	967
2013	967

6.	Receivables, net:

Receivables consist of the following:

	April 25,	January 3,
	2009	2009

Trade	$19,817	$17,843
Vendor	69,801	81,265
Other	3,666	3,125
Total receivables	93,284	102,233
Less: Allowance for doubtful accounts	(5,765)	(5,030)
Receivables, net	87,519	97,203

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Sixteen Week Periods Ended April 25, 2009 and April 19, 2008
(in thousands, except per share data)
(unaudited)

7.	Derivative Instruments and Hedging Activities:

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.”  SFAS No. 161 amends and expands the previous disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to provide more qualitative and quantitative information on how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The Company adopted SFAS No. 161 as of January 4, 2009 on a prospective basis; accordingly, disclosures related to interim periods prior to the date of adoption have not been presented. The adoption had no impact on the Company’s consolidated financial statements other than the additional disclosures.

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking hedge transactions. The Company’s derivatives that are designated as hedging instruments under SFAS No. 133 currently consist solely of interest rate swaps. Interest rate swaps are entered into to limit cash flow risk associated with the Company’s floating-rate borrowings.  The Company also utilizes forward commodity contracts to manage the risk of fluctuating fuel prices. The Company has elected to apply the normal purchase election allowed under SFAS No. 133 and therefore does not account for these contracts at fair value.

All derivative instruments designated as hedging instruments under SFAS No. 133 are classified as fair value, cash flow or net investment hedges. All derivatives (including those not designated as hedging instruments under SFAS No. 133) are recognized on the consolidated balance sheet at fair value and classified based on the instruments’ maturity date. Changes in the fair value measurements of the effective portion of the derivative instruments designated as hedging instruments are reflected as adjustments to other comprehensive income, or OCI, with the remaining changes recorded through current earnings.

The Company seeks to manage and mitigate cash flow risk on its variable rate debt via receive variable/pay fixed interest rate swaps. Current outstanding interest rate swaps have fixed the Company’s interest rate on an aggregate of $275,000 of hedged debt at rates ranging from 4.01% to 4.98%.  The Company elects to receive interest payments based on the 90-day adjusted LIBOR interest rate and has the intent and ability to continue to use this rate on its hedged borrowings. Accordingly, as allowed under Derivative Implementation Group Issue No. G7, “Cash Flow Hedges: Measuring the Ineffectiveness of a Cash Flow Hedge under Paragraph 30(b) When the Shortcut Method Is Not Applied,” the Company does not recognize any ineffectiveness on the swaps. All of the Company’s interest rate swaps expire in October 2011.

The fair value of these interest rate swaps are determined based on a forward yield curve and the contracted interest rates stated in the interest rate swap agreements. The fair value of the Company’s interest rate swaps at April 25, 2009 and January 3, 2009, respectively, was an unrecognized loss of $20,444 and $21,979, which is reflected in Accumulated other comprehensive income (loss). Any amounts received or paid under these hedges are recorded in the statement of operations during the accounting period the interest on the hedged debt is paid. Based on the estimated current and future fair values of the hedge arrangements at April 25, 2009, the Company estimates amounts currently included in Accumulated other comprehensive income (loss) pertaining to the interest rate swaps that will be reclassified and recorded in the statement of earnings in the next 12 months will consist of a net loss of $9,458.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Sixteen Week Periods Ended April 25, 2009 and April 19, 2008
(in thousands, except per share data)
(unaudited)

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheet as April 25, 2009:

	Liability Derivatives
	As of April 25, 2009
	Balance Sheet
	Location	Fair Value
Derivatives designated as hedging
instruments under SFAS 133:
Interest rate swaps	Accrued expenses	$9,458
Interest rate swaps	Other long-term liabilities	10,986
		$20,444

The table below presents the effect of the Company’s derivative financial instruments on the statement of operations for the sixteen weeks ended April 25, 2009:

Derivatives in SFAS 133 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion), net of tax	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest rate swaps	$932	Interest expense	$(932)	Interest expense	$-

8.	Fair Value Measurements:

The Company adopted SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value and expands disclosure requirements. SFAS No. 157 defines fair value as the price that would be received from the sale of an asset, or paid to transfer a liability (an exit price), on the measurement date in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants (with no compulsion to buy or sell). In February 2008, the FASB deferred the effective date of SFAS No. 157 for one year for certain non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (i.e., at least annually). The Company adopted the required provisions of SFAS No. 157 related to derivatives as of December 30, 2007 and adopted the remaining required provisions for non-financial assets and liabilities as of January 4, 2009. The effect of adopting this standard was not significant in either period.

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

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Sixteen Week Periods Ended April 25, 2009 and April 19, 2008
(in thousands, except per share data)
(unaudited)

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

The following table sets forth our financial liabilities that were measured at fair value on a recurring basis during first quarter 2009, including at April 25, 2009:

		Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
	Fair Value at April 25, 2009	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs

Interest rate swaps	$20,444	$-	$20,444	$-

The fair value of these interest rate swaps as of April 25, 2009, was an unrecognized loss of $20,444.  The fair value of the Company’s interest rate swaps is mainly based on observable interest rate yield curves for similar instruments.

Non-Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). At April 25, 2009, the Company had no significant non-financial assets or liabilities that had been adjusted to fair value subsequent to initial recognition. A majority of the Company’s store assets that were subject to impairment in connection with its store divestiture plan had no remaining value and, as a result, were not subject to the fair value disclosure requirements.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Sixteen Week Periods Ended April 25, 2009 and April 19, 2008
(in thousands, except per share data)
(unaudited)

9.	Long-term Debt:

Long-term debt consists of the following:

	April 25, 2009	January 3, 2009
Revolving facility at variable interest rates
(1.94% and 4.81% at April 25, 2009 and January 3,
2009, respectively) due October 2011	$75,000	$251,500
Term loan at variable interest rates
(2.22% and 3.02% at April 25, 2009 and January 3,
2009, respectively) due October 2011	200,000	200,000
Other	5,104	4,664
	280,104	456,164
Less: Current portion of long-term debt	(1,094)	(1,003)
Long-term debt, excluding current portion	$279,010	$455,161

Bank Debt

The Company has a $750,000 unsecured five-year revolving credit facility with the Company’s wholly-owned subsidiary, Advance Stores Company, Incorporated, or Stores, serving as the borrower. The revolving credit facility also provides for the issuance of letters of credit with a sub limit of $300,000, and swingline loans in an amount not to exceed $50,000. The Company may request, subject to agreement by one or more lenders, that the total revolving commitment be increased by an amount not exceeding $250,000 (up to a total commitment of $1,000,000) during the term of the credit agreement. Voluntary prepayments and voluntary reductions of the revolving balance are permitted in whole or in part, at the Company’s option, in minimum principal amounts as specified in the revolving credit facility.  The revolving credit facility terminates on October 5, 2011.

As of April 25, 2009, the Company had $75,000 outstanding under its revolving credit facility, and letters of credit outstanding of $89,179, which reduced the availability under the revolving credit facility to $585,821. (The letters of credit generally have a term of one year or less.) A commitment fee is charged on the unused portion of the revolver, payable in arrears. The current commitment fee rate is 0.150% per annum.

In addition to the revolving credit facility, the Company has borrowed $200,000 under its unsecured four-year term loan as of April 25, 2009. The Company entered into the term loan with Stores serving as borrower. The proceeds from the term loan were used to repurchase shares of the Company's common stock under its stock repurchase program during fiscal 2008. The term loan terminates on October 5, 2011.

The interest rate on borrowings under the revolving credit facility is based, at the Company’s option, on an adjusted LIBOR rate, plus a margin, or an alternate base rate, plus a margin. The current margin is 0.75% and 0.0% per annum for the adjusted LIBOR and alternate base rate borrowings, respectively. The Company has elected to use the 90-day adjusted LIBOR rate and has the ability and intent to continue to use this rate on its hedged borrowings. Under the terms of the revolving credit facility, the interest rate and commitment fee are based on the Company’s credit rating.

The interest rate on the term loan is based, at the Company’s option, on an adjusted LIBOR rate, plus a margin, or an alternate base rate, plus a margin. The current margin is 1.0% and 0.0% per annum for the adjusted

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Sixteen Week Periods Ended April 25, 2009 and April 19, 2008
(in thousands, except per share data)
(unaudited)

LIBOR and alternate base rate borrowings, respectively. The Company has elected to use the 90-day adjusted LIBOR rate and has the ability and intent to continue to use this rate on its hedged borrowings. Under the terms of the term loan, the interest rate is based on the Company’s credit rating.

Other

As of April 25, 2009, the Company had $5,104 outstanding under an economic development note and other financing arrangements.

Guarantees and Covenants

The term loan and revolving credit facility are fully and unconditionally guaranteed by Advance Auto Parts, Inc. The Company’s debt agreements collectively contain covenants restricting its ability to, among other things:  (1) create, incur or assume additional debt (including hedging arrangements), (2) incur liens or engage in sale-leaseback transactions, (3) make loans and investments, (4) guarantee obligations, (5) engage in certain mergers, acquisitions and asset sales, (6) change the nature of the Company’s business and the business conducted by its subsidiaries and (7) change the Company’s status as a holding company. The Company is also required to comply with financial covenants with respect to a maximum leverage ratio and a minimum consolidated coverage ratio.   The Company was in compliance with these covenants at April 25, 2009 and January 3, 2009. The Company’s term loan and revolving credit facility also provide for customary events of default, covenant defaults and cross-defaults to its other material indebtedness.

10.	Warranty Liabilities:

The following table presents changes in the Company’s warranty reserves:

	April 25, 2009	January 3, 2009
	(16 weeks ended)	(53 weeks ended)
Warranty reserve, beginning of period	$28,662	$17,757
Additions to warranty reserves	10,431	38,459
Reserves utilized	(9,092)	(27,554)

Warranty reserve, end of period	$30,001	$28,662

11.	Stock Repurchase Program:

During the sixteen weeks ended April 25, 2009, no shares were repurchased. During the sixteen weeks ended April 19, 2008, the Company repurchased 4,563 shares of common stock at an aggregate cost of $155,350, or an average price of $34.04 per share. Additionally, the Company settled $2,959 on shares repurchased prior to the end of fiscal 2007. As of April 25, 2009, the Company has $188,911 remaining under its $250 million stock repurchase program, excluding related expenses.

12.	Earnings per Share:

The Company computes earnings per share in accordance with SFAS No. 128, “Earnings Per Share.” Basic earnings per share is computed by dividing net income applicable to common shares by the weighted average number of shares of common stock outstanding during the period. On January 4, 2009, the Company adopted FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Sixteen Week Periods Ended April 25, 2009 and April 19, 2008
(in thousands, except per share data)
(unaudited)

Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment awards are participating securities prior to vesting, and therefore, need to be included in the earnings allocation when computing earnings per share under the two-class method as described in SFAS No. 128. In accordance with FSP EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Upon adoption, all prior-period earnings per share data presented were adjusted retrospectively with no material impact.

Certain of the Company’s shares granted to employees in the form of restricted stock are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per share. For the sixteen week periods ended April 25, 2009 and April 19, 2008, earnings of $498 and $236, respectively, were allocated to the participating securities.

Diluted earnings per share of common stock reflects the weighted-average number of shares of common stock outstanding (subject to the two class method effective January 4, 2009), outstanding deferred stock units and the impact of outstanding stock options, stock appreciation rights and certain of the Company’s restricted stock (collectively “share-based awards”).  Diluted earnings per share is calculated by including the effect of dilutive securities. Share-based awards to purchase approximately 2,655 and 5,415 shares of common stock that had an exercise price in excess of the average market price of the common stock during the sixteen week periods ended April 25, 2009 and April 19, 2008, respectively, were not included in the calculation of diluted earnings per share because they are anti-dilutive .

The following table illustrates the computation of basic and diluted earnings per share for the sixteen week periods ended April 25, 2009 and April 19, 2008, respectively:

	Sixteen Weeks Ended
	April 25,	April 19,
	2009	2008
Numerator
Net income applicable to common shares	$93,585	$82,086
Participating securities' share in earnings	(498)	(236)
Net income applicable to common shares	93,087	81,850
Denominator
Basic weighted average common shares	94,473	94,987
Dilutive impact of share based awards	416	620
Diluted weighted average common shares	94,889	95,607

Basic earnings per common share
Net income applicable to common stockholders	$0.99	$0.86
Diluted earnings per common share
Net income applicable to common stockholders	$0.98	$0.86

13.	Postretirement Plan:

The Company provides certain health and life insurance benefits for eligible retired Team Members through a postretirement plan, or Plan. These benefits are subject to deductibles, co-payment provisions and other limitations. The Plan has no assets and is funded on a cash basis as benefits are paid. The Company’s postretirement liability is calculated annually by a third-party actuary. The discount rate utilized at January 3, 2009 was 6.25%, and remained

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Sixteen Week Periods Ended April 25, 2009 and April 19, 2008
(in thousands, except per share data)
(unaudited)

unchanged through the sixteen weeks ended April 25, 2009. The Company expects fiscal 2009 plan contributions to completely offset benefits paid, consistent with fiscal 2008.

The Company’s net periodic postretirement benefit cost includes the amortization of a reduction in unrecognized prior service costs as a result of plan amendment in fiscal 2004. The components of net periodic postretirement benefit cost for the sixteen weeks ended April 25, 2009, and April 19, 2008, respectively, are as follows:

	Sixteen Weeks Ended
	April 25,	April 19,
	2009	2008

Interest cost	$140	$153
Amortization of negative prior service cost	(179)	(179)
Amortization of unrecognized net gain	(29)	(4)
Net periodic postretirement benefit cost	$(68)	$(30)

14.	Comprehensive Income:

The Company includes in comprehensive income the changes in fair value of the Company’s interest rate swaps and changes in net unrecognized other postretirement benefit costs.

Comprehensive income for the sixteen weeks ended April 25, 2009 and April 19, 2008 is as follows:

	Sixteen Weeks Ended
	April 25, 2009	April 19, 2008

Net income	$93,585	$82,086
Unrealized gain (loss) on hedge
arrangements, net of tax	932	(2,971)
Changes in net unrecognized other
postretirement benefit cost, net of tax	(127)	(111)
Comprehensive income	$94,390	$79,004

15.	Segment and Related Information:

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

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Sixteen Week Periods Ended April 25, 2009 and April 19, 2008
(in thousands, except per share data)
(unaudited)

are the same as those described in the summary of significant accounting policies in Note 1.

The following table summarizes financial information for each of the Company's business segments for the sixteen weeks ended April 25, 2009 and April 19, 2008, respectively.

	Sixteen Week Periods Ended
	April 25,	April 19,
	2009	2008
Net sales
AAP	$1,627,817	$1,481,498
AI	57,813	45,934
Eliminations	(1,994)	(1,300)
Total net sales	$1,683,636	$1,526,132

Income (loss) before provision (benefit) for
income taxes
AAP	$148,508	$132,094
AI	1,359	(113)
Total income (loss) before provision (benefit) for
income taxes	$149,867	$131,981

Provision (benefit) for income taxes
AAP	$55,789	$49,943
AI	493	(48)
Total provision (benefit) for income taxes	$56,282	$49,895

Segment assets
AAP	$2,833,437	$2,717,154
AI	168,291	155,973
Total segment assets	$3,001,728	$2,873,127

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the notes to those statements that appear elsewhere in this report. Our first quarter consists of 16 weeks divided into four equal periods. Our remaining three quarters consist of 12 weeks with each quarter divided into three equal periods. Fiscal 2008 was an exception to this rule with the fourth quarter containing 13 weeks due to our 53-week fiscal year.

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

Although we believe that our plans, intentions and expectations as reflected in or suggested by any forward-looking statements are reasonable, we do not guarantee or give assurance that such plans, intentions or expectations will be achieved.  Actual results may differ materially from our anticipated results described or implied in our forward-looking statements, and such differences may be due to a variety of factors. Our business could also be affected by additional factors that are presently unknown to us or that we currently believe to be immaterial to our business.

Listed below and discussed in our Annual Report on Form 10-K for the year ended January 3, 2009 (filed with the SEC on March 4, 2009), or 2008 Form 10-K, are some important risks, uncertainties and contingencies which could cause our actual results, performance or achievements to be materially different from any forward-looking statements made or implied in this report. These include, but are not limited to, the following:

●	a decrease in demand for our products;
●
deterioration in general economic conditions, including unemployment, inflation, consumer debt levels, energy costs and unavailability of credit leading to reduced consumer spending on discretionary items;

●	our ability to develop and implement business strategies and achieve desired goals;
●	our ability to expand our business, including locating available and suitable real estate for new store locations and the integration of any acquired businesses;
●	competitive pricing and other competitive pressures;
●	our overall credit rating, which impacts our debt interest rate and our ability to borrow additional funds to finance our operations;
●	deteriorating and uncertain credit markets could negatively impact our merchandise vendors, as well as our ability to secure additional capital at favorable (or at least feasible) terms in the future;
●	bankruptcies of auto manufacturers, which will likely have an impact on the operations and cash flows of our auto parts suppliers;
●	our relationships with our vendors;
●	our ability to attract and retain qualified Team Members;
●	the occurrence of natural disasters and/or extended periods of unfavorable weather;
●	our ability to obtain affordable insurance against the financial impacts of natural disasters and other losses;

●	high fuel costs, which impacts our cost to operate and the consumer’s ability to shop in our stores;
●
regulatory and legal risks, such as environmental or OSHA risks, including being named as a defendant in administrative investigations or litigation, and the incurrence of legal fees and costs, the payment of fines or the payment of sums to settle litigation cases or administrative investigations or proceedings;

●	adherence to the restrictions and covenants imposed under our revolving and term loan facilities; and
●	acts of terrorism.

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

Introduction

We primarily operate within the United States automotive aftermarket industry, which includes replacement parts (excluding tires), accessories, maintenance items, batteries and automotive chemicals for cars and light trucks (pickup trucks, vans, minivans and sport utility vehicles). We currently are the second largest specialty retailer of automotive parts, accessories and maintenance items to "do-it-yourself," or DIY, and Commercial customers in the United States, based on store count and sales.  At April 25, 2009, we operated a total of 3,405 stores.

We operate in two reportable segments: Advance Auto Parts, or AAP, and Autopart International, Inc., or AI.  The AAP segment is comprised of our store operations within the United States, Puerto Rico and the Virgin Islands which operate under the trade names “Advance Auto Parts,” “Advance Discount Auto Parts” and “Western Auto.” At April 25, 2009, we operated 3,270 stores in the AAP segment, of which 3,242 stores operated under the trade names “Advance Auto Parts” and “Advance Discount Auto Parts” throughout 40 states in the Northeastern, Southeastern and Midwestern regions of the United States. These stores offer automotive replacement parts, accessories and maintenance items.  In addition, we operated 28 stores offshore under the “Western Auto” and “Advance Auto Parts” trade names, located in Puerto Rico and the Virgin Islands.

The AI segment consists solely of the operations of AI, which operates as an independent, wholly-owned subsidiary. AI’s business primarily serves the Commercial market from its store locations. In addition, its North American Sales Division services warehouse distributors and jobbers throughout North America. At April 25, 2009, we operated 135 stores in the AI segment under the “Autopart International” trade name. For additional information regarding our segments, see Note 15, Segments and Related Information, of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Management Overview

During our first quarter of fiscal 2009, we experienced better than expected financial results primarily due to significant top-line sales growth resulting in earnings per diluted share of $0.98 compared to $0.86 during first quarter last year. Our earnings per diluted share of $0.98 included the impact of a $0.04 charge related to expenses associated with our store divestiture plan. We also continued to make strategic investments in our four key turnaround strategies and paid down a significant portion of our bank debt.

Change in Accounting Principle

Effective January 4, 2009, we made a change in accounting principle for freight and other handling costs associated with transferring merchandise from Local Area Warehouses, or LAWs, and Parts Delivered Quickly warehouses, or PDQs, to our retail stores from recording such costs as selling, general and administrative expenses, or SG&A, to recording such costs in cost of sales.  This change, which had no impact to operating income or cash flows, more accurately reflects the nature of the expense.

We have retrospectively adjusted all comparable periods related to cost of sales and SG&A. The net adjustment increasing cost of sales and decreasing SG&A for the quarter ended April 25, 2009 and April 19, 2008 was $18.8 million and $18.6 million, respectively.  As a result of the adjustment, gross profit, as percentage of sales, decreased from 49.9% to 48.8% and from 48.7% to 47.5% for the quarters ended April 25, 2009 and April 19, 2008, respectively.  In addition, SG&A, as a percentage of sales, decreased from 40.6% to 39.5% and from 39.3% to 38.0% for the quarters ended April 25, 2009 and April 19, 2008, respectively. For additional information regarding this change, see Note 2, Change in Accounting Principle, of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

First Quarter Highlights

Highlights from our first quarter fiscal 2009 include:

●
Total sales during the first quarter increased 10.3% to $1.68 billion as compared to the first quarter of fiscal 2008, driven by a comparable store sales increase of 8.2% and sales from the net addition of 114 new stores in the past twelve months. Our total comparable sales increase was comprised of an increase in Commercial sales of 17.5% and DIY sales of 4.4%.

●	Our gross profit rate increased 133 basis points as compared to the first quarter of fiscal 2008 primarily due to more effective pricing and better store execution.

●
Our SG&A rate increased 142 basis points as compared to the first quarter of fiscal 2008 and was driven primarily by higher incentive compensation, store divesture expenses and continued strategic capability investments to improve our gross profit rate and accelerate the Commercial business as well as other benefits we expect to realize over a longer term.

●
We generated operating cash flow of $292.7 million during the first quarter, an increase of 37% over the comparable period in fiscal 2008, which was primarily driven by higher earnings and a decrease in working capital. We used available operating cash to pay down $176.5 million of outstanding debt on our revolving credit facility.

●
We identified 36 stores to close, four of which closed by April 25, 2009, as part of our store divesture plan announced earlier in the year. For fiscal 2009, we currently expect to divest a total of approximately 40 to 55 stores that are strategically or financially delivering unacceptable results in addition to our normal annual store closings.  During the sixteen weeks ended April 25, 2009, we recognized expense of $5.8 million comprised of asset impairments and closed store exit costs in connection with the divestiture plan. Currently, we anticipate recognizing expenses of approximately $0.15 to $0.22 per diluted share for the entire year in connection with the closure of stores under the store divestiture plan. The majority of this expense is related to the estimated remaining lease obligations at the time of the anticipated closures.

Update on Turnaround Strategies

We continue to make significant investments in each of our key turnaround strategies with the ultimate focus on the customer and growth in our business. Although we realize our business is benefiting from the current economic crisis to some degree, we believe we are also experiencing improved results from the investments we have made over the last year. Updates from each of our four turnaround strategies are provided below.

➢	Commercial Acceleration

We experienced a 17.5% Commercial comparable store sales increase during the first quarter, our fifth consecutive quarter of double-digit growth. We believe our consistent growth in Commercial sales and market share is being driven in part by the investments we have made over the last year and continue to make under our Commercial Acceleration strategy.  Specifically, our Commercial business has benefitted from the added parts and key brands, more parts professionals and an increase in delivery trucks and drivers. We continue to build a sales force with a focus on driving sales, including account managers who can reach commercial opportunities through either acquiring new commercial customers or increasing our share of existing customers’ purchases.

➢	DIY Transformation

Our first quarter DIY comparable sales increase of 4.4% marks our first positive increase in twelve quarters. Positive comparable sales results were reported throughout a majority of our store chain. It is evident that our industry has realized improved DIY results during the first few months of 2009 from increased customer traffic as consumers are saving money by maintaining their existing vehicles rather than replacing them. We also have industry data that indicate we slightly increased our DIY market share during the first quarter.  We believe we can continue to increase DIY sales through parts availability and customer service initiatives focused on converting customer needs to sales.

From a long-term perspective, we are striving to transform our DIY business into a sustainable opportunity regardless of the variability in the economy. We continue to build a capability that is best-in-class at understanding, managing and optimizing the experience of our customers. Through our DIY transformation, we intend to make Advance Auto Parts a distinctive and differentiated brand. Finally, we will utilize actionable insights from customer feedback in achieving this transformation as well as achieving more consistent company-wide execution through utilizing various Team Member initiatives under our Superior Experience strategy.

Our ability to achieve successful results in our Commercial Acceleration and DIY Transformation strategies is also dependent on our Availability Excellence and Superior Experience strategies.

➢	Availability Excellence

Our Availability Excellence strategy represents our commitment to enhance the breadth and depth of our parts availability in our stores, and the speed of our parts delivery, to better serve both our Commercial and DIY customers. We believe our Commerical and DIY sales results during the first quarter are partially due to the expanded product availability and custom mix initiatives rolled out over the last year. More recently, we have added two PDQ’s and 21 LAW’s to provide a wider assortment of parts for our customers.

As disclosed in our Form 10-K for the year ended January 3, 2009, we reviewed our inventory productivity and changed our inventory management approach for slow moving inventory. This change was intended to increase our inventory productivity by reducing the amount of slow moving inventory and utilizing vendor return privileges earlier in the life-cycle of our inventory which will allow us to add faster moving custom mix inventory. During our first quarter, we disposed of approximately $6.5 million of the $37.5 million of inventory identified and reserved in fiscal 2008 and will continue to dispose of the remainder throughout fiscal 2009.  We continue to manage our inventory productivity by removing unproductive inventory from our store assortments through utilizing markdown strategies and our vendor return privileges. We expect to more effectively manage the growth in our inventory as compared to our sales growth.  As of April 25, 2009, our inventory increased 3.9% over the ending balance from first quarter last year as compared to our sales growth of 10.3% during the first quarter. Excluding the impact of the inventory write-down, our inventory increased 5.8%.

We have also made progress in pricing and merchandising initiatives to improve gross margin. Our gross margin for the first quarter increased 133 basis points over the first quarter of last year.  We are currently on track to implement a core merchandising system during the second half of fiscal 2009 and 2010 which we expect to help drive improved product category performance. Finally, we opened our Asia sourcing operation during the first quarter. We expect this direct importing program will provide for gross margin improvement and allow us to more quickly source products that our customers want and need.

➢	Superior Experience

Superior Experience is centered around our store operations and providing superior customer service. We have begun to evaluate our customer service through the measurement of Team Member engagement and customer satisfaction. We believe we will gain valuable information from these results which will drive improvement in our results in future quarters. We are also implementing various changes to improve store execution including the use of peer groups and changes in our incentive programs. We believe these initiatives will result in an improved level of proficiency and consistency in our store operations, better customer service and a higher level of profitability.

Industry

Challenging macroeconomic conditions continue with the unemployment rate at a 25-year high and consumer confidence near an all-time low. However, the automotive aftermarket industry will likely have an opportunity to benefit from the economic downturn because consumers are keeping their vehicles longer, which in turn increases the average age of vehicles and the need to repair and complete routine maintenance on those vehicles. Additionally, reductions in total miles driven over the last six quarters are likely to be short-term with miles driven increasing in the long-term due to the increasing number of vehicles on the road. Recent financial results from automotive aftermarket retailers suggest that the entire industry is benefiting from the economic downturn particularly in the DIY business.

We are pleased with out first quarter results but recognize that we are still in the early stages of implementing our four key turnaround strategies. We are committed to making the necessary investments to help ensure our long-term success.

Consolidated Operating Results and Key Statistics and Metrics

The following table highlights certain consolidated operating results and key statistics and metrics for the sixteen weeks ended April 25, 2009, fiscal 2008 quarters and fiscal years ended January 3, 2009 and December 29, 2007. We will use these key statistics and metrics to measure the financial progress of our turnaround strategies.

	Q1 2009	Q4 2008 (1)	Q3 2008	Q2 2008	Q1 2008	FY 2008 (1)	FY 2007
Operating Results:
Total net sales (in 000s)	$1,683,636	$1,192,388	$1,187,952	$1,235,783	$1,526,132	$5,142,255	$4,844,404
Total commercial net sales (in 000s)	$ 529,416	$ 359,784	$ 359,420	$ 357,495	$ 438,672	$1,515,371	$1,290,602
Comparable store net sales growth (2)	8.2%	3.0%	(0.1%)	2.9%	0.6%	1.5%	0.7%
DIY comparable store net sales growth (2)	4.4%	(1.1%)	(4.1%)	(0.8%)	(3.0%)	(2.3%)	(1.1%)
Commercial comparable store net sales growth (2)	17.5%	13.7%	10.8%	13.5%	10.6%	12.1%	6.2%
Gross profit (3)(4)	48.8%	44.1%	47.3%	47.4%	47.5%	46.7%	46.6%
SG&A (3)	39.5%	40.2%	39.3%	37.1%	38.0%	38.6%	38.0%
Operating profit (5)	9.4%	3.9%	8.1%	10.4%	9.5%	8.1%	8.6%
Diluted earnings per share (6)	$ 0.98	$ 0.26	$ 0.59	$ 0.79	$ 0.86	$ 2.50	$ 2.28

Key Statistics and Metrics:
Number of stores, end of period	3,405	3,368	3,352	3,325	3,291	3,368	3,261
Total store square footage, end of period (in 000s)	24,918	24,711	24,627	24,431	24,212	24,711	23,982
Total Team Members, end of period	49,265	47,853	47,886	47,050	45,174	47,582	44,141
Average net sales per square foot (7)(8)	$ 212	$ 211	$ 207	$ 207	$ 207	$ 211	$ 207
Operating income per Team Member (in 000s) (7)(9)	$ 9.07	$ 9.02	$ 9.25	$ 9.42	$ 9.45	$ 9.02	$ 9.40
SG&A expenses per store (in 000s) (3)(7)(10)	$ 618	$ 599	$ 584	$ 582	$ 580	$ 599	$ 581
Gross margin return on inventory (3)(7)(11)	$ 3.71	$ 3.47	$ 3.46	$ 3.54	$ 3.42	$ 3.47	$ 3.29

(1)	Our fourth quarter of fiscal year 2008 and fiscal year 2008 included 13 weeks and 53 weeks, respectively.
(2)
Comparable store sales is calculated based on the change in net sales starting once a store has been open for 13 complete accounting periods (each period represents four weeks). Relocations are included in comparable store sales from the original date of opening. Four quarter 2008 and fiscal 2008 comparable store sales exclude sales from the 13th week and 53rd week, respectively.

(3)
Effective first quarter 2009, the Company implemented a change in accounting principle for costs included in inventory. Accordingly, the Company has retrospectively applied the change in accounting principle to all prior periods presented herein related to cost of sales and SG&A.

(4)	Excluding the gross profit impact of the 53rd week of fiscal 2008 of approximately $44.1 million and a $37.5 million non-cash obsolete inventory write-down in the fourth quarter of fiscal 2008, gross profit was 47.0% and 47.3% for the fourth quarter and fiscal year of 2008, respectively.
(5)
Excluding the operating income impact of the 53rd  week of fiscal 2008 of approximately $15.8 million and a $37.5 million non-cash obsolete inventory write-down in the fourth quarter of fiscal 2008, operating profit was 6.2% and 8.6% for the fourth quarter and fiscal year of 2008, respectively.

(6)
Excluding the net income impact of the 53rd week of fiscal 2008 of approximately $9.6 million and a $23.7 million non-cash obsolete inventory write-down in the fourth quarter of fiscal 2008, diluted earnings per share was $0.41 and $2.65 for the fourth quarter and fiscal year of 2008, respectively.

(7)	These financial metrics presented for each quarter are calculated on an annual basis and accordingly reflect the last four fiscal quarters completed.
(8)
Average net sales per square foot is calculated as net sales divided by the average of the beginning and ending total store square footage for the respective period. Excluding the net sales impact of the 53rd week of fiscal 2008 of approximately $89.0 million, average net sales per square foot in the first quarter of fiscal 2009 and fourth quarter and fiscal year of 2008 were $212 and $208, respectively.

(9)
Operating income per Team Member is calculated as operating income divided by an average of beginning and ending number of team members. Operating income per team member in the first quarter of fiscal 2009 was $9.65 excluding the impact of store divestitures for the first quarter of fiscal 2009 of approximately $5.8 million, impact of the 53rd week of fiscal 2008 and inventory write-down in fiscal 2008. Operating income per Team Member for the fourth quarter and fiscal year of 2008 was $9.49 excluding the impact of the 53rd week of fiscal 2008 and inventory write-down in fiscal 2008.

(10)
SG&A per store is calculated as total SG&A divided by the average of beginning and ending store count. SG&A expenses per store in first quarter fiscal 2009 were $607 excluding the impact of store divestitures for the first quarter of fiscal 2009 of approximately $5.8 million and impact of the 53rd week of fiscal 2008 of approximately $28.4 million. SG&A expenses per store for the fourth quarter and fiscal year of 2008 were $590 excluding the impact of the 53rd week of fiscal 2008 of approximately $28.4 million.

(11)
Gross margin return on inventory is calculated as gross profit divided by an average of beginning and ending inventory, net of accounts payable and financed vendor accounts payable. Excluding the impact of the 53rd week of fiscal 2008 and inventory write-down in the fourth quarter of fiscal 2008, gross margin return on inventory in first quarter fiscal 2009 and fourth quarter and fiscal year of 2008 was $3.60 and $3.37.

Store Development by Segment

AAP Segment

At April 25, 2009, we operated 3,270 AAP stores within the United States, Puerto Rico and the Virgin Islands. We operated 3,242 stores throughout 40 states in the Northeastern, Southeastern and Midwestern regions of the United States. These stores operated under the “Advance Auto Parts” trade name except for certain stores in the state of Florida, which operated under the “Advance Discount Auto Parts” trade name. These stores offer a broad selection of brand name and proprietary automotive replacement parts, accessories and maintenance items for domestic and imported cars and light trucks. In addition, we operated 28 stores under the “Western Auto” and “Advance Auto Parts” trade names, located Offshore.

The following table sets forth information about our AAP stores during the sixteen weeks ended April 25, 2009, including the number of new, closed and relocated stores and stores with Commercial programs that deliver products to our Commercial customers’ place of business. We lease approximately 81% of our AAP stores.

Sixteen
Weeks Ended
April 25, 2009
Number of stores, beginning of period	3,243
New stores	35
Closed stores	(8)
Number of stores, end of period	3,270
Relocated stores	2
Stores with commercial programs	2,790

AI Segment

At April 25, 2009, we operated 135 AI stores in the Northeastern region of the United States under the “Autopart International” trade name. These stores offer a broad selection of brand name and proprietary automotive replacement parts, accessories and maintenance items for domestic and imported cars and light trucks, with a greater focus on imported parts. AI primarily serves the commercial market from its retail locations and additionally through a wholesale distribution network.

The following table sets forth information about our AI stores, including the number of new and closed stores, during the sixteen weeks ended April 25, 2009. We lease 100% of our AI stores.

Sixteen
Weeks Ended
April 25, 2009
Number of stores, beginning of period	125
New stores	11
Closed stores	(1)
Number of stores, end of period	135
Relocated stores	1
Stores with commercial programs	135

As previously disclosed in our 2008 Form 10-K, we anticipate that we will add a total of approximately 75 AAP and 30 AI stores during 2009 primarily through new store openings.

Critical Accounting Policies

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Our discussion and analysis of the financial condition and results of operations are based on these financial statements. The preparation of these financial statements requires the application of accounting policies in addition to certain estimates and judgments by our management. Our estimates and judgments are based on currently available information, historical results and other assumptions we believe are reasonable. Actual results could differ materially from these estimates. During the sixteen weeks ended April 25, 2009, we consistently applied the critical accounting policies discussed in our 2008 Form 10-K. For a complete discussion regarding these critical accounting policies, refer to the 2008 Form 10-K.

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

See Note 1 to our condensed consolidated financial statements elsewhere in this report for additional discussion of these costs and Note 2 for additional discussion of a change in accounting principle for freight and other handling costs associated with transferring merchandise from LAWs and PDQs to our retail stores from recording such costs as SG&A to recording such costs in cost of sales.

Selling, General and Administrative Expenses

SG&A consists of store payroll, store occupancy (including rent and depreciation), advertising expenses, Commercial delivery expenses, other store expenses and general and administrative expenses, including salaries and related benefits of store support center Team Members, share-based compensation expense, store support center administrative office expenses, data processing, professional expenses, self-insurance costs and other related expenses. See Note 1 to our consolidated financial statements for additional discussion of these costs and Note 2 for additional discussion of a change in accounting principle.

Results of Operations

The following table sets forth certain of our operating data expressed as a percentage of net sales for the periods indicated.

	Sixteen Week Periods Ended
	(unaudited)
	April 25,	April 19,
	2009	2008
Net sales	100.0%	100.0%
Cost of sales, including purchasing and
warehousing costs	51.2	52.5
Gross profit	48.8	47.5
Selling, general and administrative expenses	39.5	38.0
Operating income	9.4	9.5
Interest expense	(0.5)	(0.8)
Other (loss) income, net	(0.0)	0.0
Provision for income taxes	3.3	3.3
Net income	5.6%	5.4%

Sixteen Weeks Ended April 25, 2009 Compared to Sixteen Weeks Ended April 19, 2008

Net sales for the sixteen weeks ended April 25, 2009 were $1,683.6 million, an increase of $157.5 million, or 10.3%, as compared to net sales for the sixteen weeks ended April 19, 2008. The net sales increase was due to an increase in comparable store sales of 8.2% and sales from the 114 net new AAP and AI stores opened within the last four quarters.  The impact of the calendar shift as a result of the 53rd week in fiscal 2008 added approximately 1% to our total comparable sales increase for the first quarter.

AAP produced net sales of $1,627.8 million, an increase of $146.3 million, or 9.9%, as compared to net sales for the sixteen weeks ended April 19, 2008. AAP’s net sales increase was primarily driven by an 8.1% comparable store sales increase and sales from the 91 net new stores opened within the last four quarters. The AAP comparable store sales increase was driven by an increase in average ticket sales and overall customer traffic. AI produced net sales of $57.8 million, an increase of $11.9 million, or 25.9%, as compared to net sales for the sixteen weeks ended April 19, 2008. AI’s sales increase was primarily driven by a 10.6% comparable store sales increase and sales from 23 net new stores opened within the last four quarters.

Gross profit for the sixteen weeks ended April 25, 2009 was $822.0 million, or 48.8% of net sales, as compared to $724.9 million, or 47.5% of net sales, for the sixteen weeks ended April 19, 2008, or an increase of 133 basis points. The increase in gross profit as a percentage of net sales was primarily driven by more effective pricing and better store execution. We believe we are beginning to realize benefits from the investments we have made over the past year and quarter in terms of both our Commercial and DIY pricing and merchandising capabilities. We believe our improved store execution is a result of a new incentive structure with a more focused emphasis on driving sales growth and gross margin improvement.

SG&A increased to $664.4 million, or 39.5% of net sales, for the sixteen weeks ended April 25, 2009, from $580.6 million, or 38.0% of net sales, for the sixteen weeks ended April 19, 2008, or an increase of 142 basis points. The increase in SG&A as a percentage of sales was primarily due to:

●	higher incentive compensation driven by a structural change we made to our incentive program for 2009 which is now based on growth rather than a fixed budget;
●	store divesture expenses associated with our store divestiture plan, including impairment on store assets and closed store exit costs; and
●
continued strategic capability investments, some of which are beginning to result in benefits such as improvement in  the Company’s gross profit rate and growth in Commercial sales, whereas some of the expected benefits will be realized longer term.

These increases were partially offset by occupancy and advertising expense leverage as a result of the Company’s 8.2% comparable store sales increase.

Operating income for the sixteen weeks ended April 25, 2009 was $157.6 million, or 9.4% of net sales, as compared to $144.3 million, or 9.5% of net sales, for the sixteen weeks ended April 19, 2008, or a decrease of 9 basis points. This decrease in operating income, as a percentage of net sales, reflected higher selling, general and administrative expenses as previously discussed partially offset by an increase in gross profit. AAP produced operating income of $156.3 million, or 9.6% of net sales, for the sixteen weeks ended April 25, 2009 as compared to $144.4 million, or 9.7% of net sales, for the sixteen weeks ended April 19, 2008. AI generated operating income of $1.3 million for the sixteen weeks ended April 25, 2009 as compared to an operating loss of $0.1 million for the comparable period last year. AI’s operating income increased primarily due to the positive sales results during the quarter and a decrease in payroll expense as a percentage of sales.

Interest expense for the sixteen weeks ended April 25, 2009 was $7.6 million, or 0.5% of net sales, as compared to $12.3 million, or 0.8% of net sales, for the sixteen weeks ended April 19, 2008. The decrease in interest expense as a percentage of sales is a primarily a result of lower outstanding borrowings as well as lower average borrowing rates during the sixteen weeks ended April 25, 2009 compared to the same period ended April 19, 2008.

Income tax expense for the sixteen weeks ended April 25, 2009 was $56.3 million, as compared to $49.9 million for the sixteen weeks ended April 19, 2008. Our effective income tax rate was 37.6% for the sixteen weeks ended April 25, 2009 compared to 37.8% for the same period ended April 19, 2008.

We generated net income of $93.6 million, or $0.98 per diluted share, for the sixteen weeks ended April 25, 2009, as compared to $82.1 million, or $0.86 per diluted share, for the sixteen weeks ended April 19, 2008. As a percentage of net sales, net income for the sixteen weeks ended April 25, 2009 was 5.6%, as compared to 5.4% for the sixteen weeks ended April 19, 2008. The increase in diluted earnings per share was primarily due to growth in our operating income.

Liquidity and Capital Resources

Overview

Our primary cash requirements to maintain our current operations include payroll and benefits, the purchase of inventory, contractual obligations and capital expenditures as well as the payment of quarterly cash dividends. In addition, we have used available funds to repay borrowings under our revolving credit facility and periodically repurchase shares of common stock under our stock repurchase program. We have funded these requirements primarily through cash generated from operations, supplemented by borrowings under our credit facilities as needed. We believe funds generated from our expected results of operations, available cash and cash equivalents, and available borrowings under our revolving credit facility will be sufficient to fund our primary obligations for the next fiscal year.

At April 25, 2009, our cash and cash equivalents balance was $50.9 million, an increase of $13.5 million compared to January 3, 2009. This increase resulted from additional cash flow from operating activities (including higher earnings and reduction in working capital) and proceeds from common stock, partially offset by capital expenditures and the repayment of debt. Additional discussion of our cash flow results is set forth in the Analysis of Cash Flows section.

Our outstanding indebtedness was $176.1 million lower at April 25, 2009 when compared to January 3, 2009 and consisted of borrowings of $75.0 million under our revolving credit facility, $200.0 million under our term loan, $3.8 million outstanding on an economic development note and $1.3 outstanding under other financing arrangements. Additionally, we had $89.2 million in letters of credit outstanding, which reduced our total availability under the revolving credit facility to $585.8 million. The letters of credit serve as collateral for our self-insurance policies and routine purchases of imported merchandise.

In light of the uncertainty in the credit markets, it is possible that one or more of the banks in our revolving credit facility syndicate may be unable to provide our remaining available credit. We have 15 lenders participating in our revolving credit facility, each with a commitment of not more than 15% of the total $750 million commitment. All of these lenders have met their contractual funding commitments to us through April 25, 2009. An inability to obtain sufficient financing at cost-effective rates could have a materially adverse impact on our business, financial condition, results of operations and cash flows.

Capital Expenditures

Our primary capital requirements have been the funding of our continued store expansion program, including new store openings and store acquisitions, store relocations, maintenance of existing stores, the construction and upgrading of distribution centers, and the development of proprietary information systems and purchased information systems. Our capital expenditures were $50.2 million for the sixteen weeks ended April 25, 2009, or $8.6 million less than the comparable period of fiscal 2008 due primarily to timing in store development. During the sixteen weeks ended April 25, 2009, we opened 46 stores, relocated 3 stores and remodeled 2 stores.

Our future capital requirements will depend in large part on the number of and timing for new stores we open or acquire within a given year and the investments we make in information technology and supply chain networks. As previously disclosed in our 2008 Form 10-K, we anticipate adding 75 new AAP and 30 new AI stores during fiscal 2009.

We also plan to make continued investments in the maintenance of our existing stores and supply chain network as well as investing in new information systems to support our turnaround strategies, including the implementation of a merchandising system over a multi-year timeframe. As previously disclosed in our 2008 Form 10-K, we anticipate that our capital expenditures will be approximately $180.0 million to $200.0 million during fiscal 2009.

Vendor Financing Program

Historically, we have negotiated extended payment terms from suppliers that help finance inventory growth. We have a short-term financing program with a bank for certain merchandise purchases. In substance, the program allows us to borrow money from the bank to finance purchases from our vendors. This program allows us to further reduce our working capital invested in current inventory levels and finance future inventory growth. At April 25, 2009 and January 3, 2009, $95.2 million and $136.4 million, respectively, was payable to the bank by us under this program.

We are anticipating the balance in financed vendor accounts payable to diminish as we transition our merchandise vendors to customer-managed services arrangements, or vendor program. As of April 25, 2009, we had approximately $56 million in outstanding payables under our vendor program.  It is possible that any ongoing or worsening deterioration in the credit markets could adversely impact funding for this program, which would reduce our anticipated savings, including but not limited to, causing us to increase our borrowings under our revolving credit facility.

Stock Repurchase Program

As of April 25, 2009, the stock repurchase program had $188.9 million remaining, excluding related expenses.

Dividend

During the sixteen weeks ended April 25, 2009, we paid $11.4 million in quarterly cash dividends, $5.7 million of which was declared during our first quarter of fiscal 2009. Subsequent to April 25, 2009, our Board of Directors declared a quarterly dividend of $0.06 per share to be paid on July 10, 2009 to all common stockholders of record as of June 26, 2009.

Analysis of Cash Flows

A summary and analysis of our cash flows for the sixteen week period ended April 25, 2009 as compared to the sixteen week period ended April 19, 2008 is included below.

	Sixteen Week Periods Ended
	April 25, 2009	April 19, 2008
	(in millions)

Cash flows from operating activities	$292.7	$213.6
Cash flows from investing activities	(50.1)	(56.5)
Cash flows from financing activities	(229.1)	(152.6)
Net increase in cash and
cash equivalents	$13.5	$4.5

Operating Activities

For the sixteen weeks ended April 25, 2009, net cash provided by operating activities increased $79.1 million to $292.7 million, as compared to the sixteen weeks ended April 19, 2008. This net increase in operating cash was driven primarily by:

●	an increase in net income of $11.5 million during the sixteen weeks ended April 25, 2009 as compared to the comparable period in 2008;
●	a $37.2 million increase in cash flows from inventory, net of accounts payable, reflective of our slow down in inventory growth combined with the addition of vendors to our new vendor program; and
●	an overall decrease in other working capital.

The net increase was partially offset by a $7.6 million increase in net losses on property and equipment, which primarily reflects $4.3 million of impairment in connection with the store divestiture plan.

Investing Activities

For the sixteen weeks ended April 25, 2009, net cash used in investing activities decreased by $6.4 million to $50.1 million, as compared to the sixteen weeks ended April 19, 2008. The decrease in cash used was due primarily to timing in store development.

Financing Activities

For the sixteen weeks ended April 25, 2009, net cash used in financing activities increased by $76.5 million to $229.1 million, as compared to the sixteen weeks ended April 19, 2008.

Cash flows from financing activities increased primarily as result of:

●	a decrease of $158.3 million in repurchases of common stock under our stock repurchase program during the sixteen weeks ended April 19, 2008;
●	a $15.5 million cash inflow resulting from the timing of bank overdrafts; and
●	an $8.6 million increase from the issuance of common stock, resulting from an increase in the exercise of stock options.

Cash flows from financing activities decreased primarily as result of:

●	a $224.9 million reduction in net borrowings, primarily under our revolving credit facility; and
●	a $34.6 million decrease in financed vendor accounts payable driven by the transition of our vendors from our vendor financing program to our new vendor program.

Off-Balance-Sheet Arrangements

As of April 25, 2009, we had no off-balance-sheet arrangements as defined in Regulation S-K Item 303 of the SEC regulations. We include other off-balance-sheet arrangements in our contractual obligation table, including operating lease payments, interest payments on our credit facility and letters of credit outstanding.

Contractual Obligations

As of April 25, 2009, there were no material changes to our outstanding contractual obligations other than the reduction in our long-term debt.  For information regarding our contractual obligations see “Contractual Obligations” in our 2008 Form 10-K.

Long Term Debt

We have a $750 million unsecured five-year revolving credit facility with Advance Stores Company, Incorporated, or Stores, serving as the borrower. The revolving credit facility also provides for the issuance of letters of credit with a sub limit of $300 million, and swingline loans in an amount not to exceed $50 million. We may request, subject to agreement by one or more lenders, that the total revolving commitment be increased by an amount not exceeding $250 million (up to a total commitment of $1 billion) during the term of the credit agreement. Voluntary prepayments and voluntary reductions of the revolving balance are permitted in whole or in part, at our option, in minimum principal amounts as specified in the revolving credit facility.  The revolving credit facility terminates on October 5, 2011.

In addition to the revolving credit facility, we have outstanding a $200 million unsecured four-year term loan with Stores serving as borrower. The proceeds from this term loan were used to repurchase shares of our common stock under our stock repurchase program during fiscal 2008. The term loan terminates on October 5, 2011. Voluntary prepayments and voluntary reductions of the term loan balance are permitted in whole or in part, at our option, in minimum principal amounts as specified in the term loan.

The interest rate on borrowings under the revolving credit facility is based, at our option, on an adjusted LIBOR rate, plus a margin, or an alternate base rate, plus a margin. The current margin is 0.75% and 0.0% per annum for the adjusted LIBOR and alternate base rate borrowings, respectively. We have elected to use the 90-day adjusted LIBOR rate and have the ability and intent to continue to use this rate on our hedged borrowings. Under the terms of the revolving credit facility, the interest rate and commitment fee are based on our credit rating.

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

At April 25, 2009, we had interest rate swaps in place that effectively fixed our interest rate on approximately 99% of our long-term debt as a result of the first quarter reduction in the revolver balance.

Guarantees and Covenants

The term loan and revolving credit facility are fully and unconditionally guaranteed by Advance Auto Parts, Inc. Our debt agreements collectively contain covenants restricting our ability to, among other things: (1) create, incur or assume additional debt (including hedging arrangements), (2) incur liens or engage in sale-leaseback transactions, (3) make loans and investments, (4) guarantee obligations, (5) engage in certain mergers, acquisitions and asset sales, (6) change the nature of our business and the business conducted by our subsidiaries and (7) change our status as a holding company. We are required to comply with financial covenants with respect to a maximum leverage ratio and a minimum consolidated coverage ratio. We were in compliance with these covenants at April 25, 2009 and January 3, 2009. Our term loan and revolving credit facility also provide for customary events of default, covenant defaults and cross-defaults to our other material indebtedness.

Credit Ratings

At April 25, 2009, we had a credit rating from Standard & Poor’s of BB+ and a credit rating of Ba1 from Moody’s Investor Service, unchanged from January 3, 2009. The current outlook of Standard & Poor’s and Moody’s is negative and stable, respectively, but does not affect our current credit ratings. The current pricing grid used to determine our borrowing rates under our term loan and revolving credit facility is based on our credit ratings. If these credit ratings decline, our interest expense may increase. Conversely, if these credit ratings improve, our interest expense may decrease. If our credit ratings decline, our access to financing may become more limited.

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

Recent Accounting Developments

Earnings per Share

We compute earnings per share in accordance with Statement of Financial Accounting Standards, or SFAS, No. 128, “Earnings per Share.” Basic earnings per common share is computed by dividing net income applicable to common shares by the weighted average number of shares of common stock outstanding during the period. On January 4, 2009, we adopted FASB Staff Position, or FSP, EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment awards are participating securities prior to vesting, and therefore, need to be included in the earnings allocation when computing earnings per share under the two-class method as described in SFAS No. 128. In accordance with FSP EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Certain of the Company’s shares granted to employees in the form of restricted stock are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per share. Upon adoption, all prior-period earnings per share data presented were adjusted retrospectively with no material impact.

Fair Value

We adopted SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value and expands disclosure requirements. SFAS No. 157 defines fair value as the price that would be received to sell an asset, or paid to transfer a liability (an exit price), on the measurement date in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants (with no compulsion to buy or sell). In February 2008, the FASB deferred the effective date of SFAS No. 157 for one year for certain non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (i.e., at least annually). We adopted the required provisions of SFAS No. 157 related to debt and derivatives as of December 30, 2007 and adopted the remaining required provisions for non-financial assets and liabilities as of January 4, 2009. The effect of adopting this standard was not significant in either period.

Disclosures of Derivative and Hedging Activities

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.”  SFAS No. 161 amends and expands the previous disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to provide more qualitative and quantitative information on how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. We adopted SFAS No. 161 as of January 4, 2009 on a prospective basis; accordingly, disclosures related to interim periods prior to the date of adoption have not been presented. The adoption had no impact on our consolidated financial statements other than the additional disclosures.

New Accounting Pronouncements

In June 2008, the FASB Issued FSP EITF 08-3, “Accounting by Lessees for Nonrefundable Maintenance Deposits.” FSP EITF 08-3 requires that nonrefundable maintenance deposits paid by a lessee under an arrangement accounted for as a lease be accounted for as a deposit asset until the underlying maintenance is performed. When the underlying maintenance is performed, the deposit may be expensed or capitalized in accordance with the lessee’s maintenance accounting policy. Upon adoption entities must recognize the effect of the change as a change in accounting principle. We adopted the provisions of FSP EITF 08-3 effective January 4, 2009. The adoption of FSP EITF 08-3 had no impact on our financial position, results of operations or cash flows.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets”,

which amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The FSP requires an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset, and is an attempt to improve consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141, “Business Combinations.” We adopted the provisions of FSP FAS 142-3 effective January 4, 2009. The adoption of FSP FAS 142-3 had no impact on our financial position, results of operations or cash flows.

On April 9, 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” which amends SFAS No. 157 by incorporating a two-step process to determine whether a market is not active and a transaction is not distressed. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009. We do not expect the adoption of FSP FAS 157-4 to have a material impact on our consolidated financial statements.

On April 9, 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Statements,” which amends the interim disclosure requirements in scope for SFAS No. 107, “Disclosures about Fair Value of Financial Instruments.” This FSP is effective for interim and annual periods ending after June 15, 2009. We do not expect the adoption of this FSP to have a material impact on our consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to cash flow risk due to changes in interest rates with respect to our long-term bank debt as a result of the movements in LIBOR. Our long-term bank debt consists of borrowings under a revolving credit facility and a term loan. While we cannot predict the impact interest rate movements will have on our bank debt, exposure to rate changes is managed through the use of hedging activities. Our cash flow risk decreased during the first quarter as a result of paying down a significant portion of our revolving credit facility balance.

For additional information regarding market risk see “Item 7A. Quantitative and Qualitative Disclosures About Market Risks” in our 2008 Form 10-K.

Fuel Risk

We manage the risk of fluctuating fuel prices through fixed price commodity contracts for approximately 70% of our estimated diesel fuel consumption for fiscal 2009. We have applied the normal purchase election under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” to exclude these contracts from fair value accounting.

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
There were no changes in our internal control over financial reporting that occurred during the quarter ended April 25, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 6.	EXHIBITS

3.1	(1)	Restated Certificate of Incorporation of Advance Auto Parts, Inc. ("Advance Auto")(as amended on May 19, 2004).

3.2	(2)	Bylaws of Advance Auto (as amended on February 17, 2009).

18	Letter regarding change in accounting principles.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Filed on May 20, 2004 as an exhibit to Current Report on Form 8-K of Advance Auto.
(2) Filed on February 18, 2009 as an exhibit to Current Report on Form 8-K of Advance Auto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCE AUTO PARTS, INC.

June 3, 2009	By:	/s/ Michael A. Norona
Michael A. Norona Executive Vice President, Chief Financial Officer and Assistant Secretary

S-1

EXHIBIT INDEX

		Exhibit Description

3.1	(1)	Restated Certificate of Incorporation of Advance Auto (as amended on May 19, 2004).

3.2	(2)	Bylaws of Advance Auto (as amended on February 17, 2009).

18		Letter regarding change in accounting principles.

31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Filed on May 20, 2004 as an exhibit to Current Report on Form 8-K of Advance Auto.
(2) Filed on February 18, 2009 as an exhibit to Current Report on Form 8-K of Advance Auto.