Form 10-Q
period 2009-08-15
ADVANCE AUTO PARTS INC
filed 2009-08-27
CIK 1158449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 18, 2009
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

As of August 24, 2009, the registrant had outstanding 95,449,171 shares of Common Stock, par value $0.0001 per share (the only class of common stock of the registrant outstanding).

i

PART I.  FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
July 18, 2009 and January 3, 2009
(in thousands, except per share data)
(unaudited)

	July 18,	January 3,
Assets	2009	2009

Current assets:
Cash and cash equivalents	$126,391	$37,358
Receivables, net	89,393	97,203
Inventories, net	1,635,754	1,623,088
Other current assets	43,848	49,977
Total current assets	1,895,386	1,807,626
Property and equipment, net of accumulated depreciation of
$862,592 and $817,428	1,067,432	1,071,405
Assets held for sale	1,382	2,301
Goodwill	34,603	34,603
Intangible assets, net	26,921	27,567
Other assets, net	19,247	20,563
	$3,044,971	$2,964,065
Liabilities and Stockholders' Equity
Current liabilities:
Bank overdrafts	$76	$20,588
Current portion of long-term debt	758	1,003
Financed vendor accounts payable	78,679	136,386
Accounts payable	875,987	791,330
Accrued expenses	413,009	372,510
Other current liabilities	52,916	43,177
Total current liabilities	1,421,425	1,364,994
Long-term debt	278,835	455,161
Other long-term liabilities	81,623	68,744
Commitments and contingencies
Stockholders' equity:
Preferred stock, nonvoting, $0.0001 par value,
10,000 shares authorized; no shares issued or outstanding	-	-
Common stock, voting, $0.0001 par value, 200,000 shares authorized;
103,910 shares issued and 95,417 outstanding at July 18, 2009
and 103,000 shares issued and 94,852 outstanding at January 3, 2009	10	10
Additional paid-in capital	374,513	335,991
Treasury stock, at cost, 8,493 and 8,148 shares	(305,483)	(291,114)
Accumulated other comprehensive loss	(8,034)	(9,349)
Retained earnings	1,202,082	1,039,628
Total stockholders' equity	1,263,088	1,075,166
	$3,044,971	$2,964,065

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
For the Twelve and Twenty-Eight Week Periods Ended
July 18, 2009 and July 12, 2008
(in thousands, except per share data)
(unaudited)

	Twelve Week Periods Ended		Twenty-Eight Week Periods Ended
	July 18,	July 12,	July 18,	July 12,
	2009	2008	2009	2008

Net sales	$1,322,844	$1,235,783	$3,006,480	$2,761,915
Cost of sales, including purchasing and warehousing costs	670,194	649,501	1,531,842	1,450,778
Gross profit	652,650	586,282	1,474,638	1,311,137
Selling, general and administrative expenses	517,875	458,323	1,182,281	1,038,900
Operating income	134,775	127,959	292,357	272,237
Other, net:
Interest expense	(5,480)	(7,250)	(13,091)	(19,575)
Other income (expense), net	250	(92)	146	(64)
Total other, net	(5,230)	(7,342)	(12,945)	(19,639)
Income before provision for income taxes	129,545	120,617	279,412	252,598
Provision for income taxes	49,215	45,231	105,497	95,126
Net income	$80,330	$75,386	$173,915	$157,472

Basic earnings per share	$0.84	$0.79	$1.83	$1.65

Diluted earnings per share	$0.83	$0.78	$1.82	$1.64

Average common shares outstanding	94,868	95,008	94,642	94,996

Average common shares outstanding - assuming dilution	95,745	95,663	95,247	95,630

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the Twenty-Eight Week Periods Ended
July 18, 2009 and July 12, 2008
(in thousands)
(unaudited)

	Twenty-Eight Week Periods Ended
	July 18,	July 12,
	2009	2008
Cash flows from operating activities:
Net income	$173,915	$157,472
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	79,568	78,692
Amortization of deferred debt issuance costs	194	191
Share-based compensation	9,419	10,007
Loss on property and equipment, net	6,236	610
Provision (benefit) for deferred income taxes	11,384	(1,827)
Excess tax benefit from share-based compensation	(2,114)	(4,629)
Net decrease (increase) in:
Receivables, net	7,810	(4,886)
Inventories, net	(12,666)	(156,528)
Other assets	7,253	11,490
Net increase in:
Accounts payable	84,657	195,976
Accrued expenses	55,688	56,504
Other liabilities	12,460	6,952
Net cash provided by operating activities	433,804	350,024
Cash flows from investing activities:
Purchases of property and equipment	(90,837)	(105,983)
Proceeds from sales of property and equipment	2,117	4,146
Other	-	(3,413)
Net cash used in investing activities	(88,720)	(105,250)
Cash flows from financing activities:
Decrease in bank overdrafts	(20,512)	(30,000)
Decrease in financed vendor accounts payable	(57,707)	(207)
Dividends paid	(17,118)	(17,397)
Payments on note payable	(340)	(331)
Borrowings under credit facilities	173,400	239,700
Payments on credit facilities	(349,900)	(292,100)
Proceeds from the issuance of common stock, primarily exercise
of stock options	28,112	18,166
Excess tax benefit from share-based compensation	2,114	4,629
Repurchase of common stock	(14,369)	(162,429)
Other	269	-
Net cash used in financing activities	(256,051)	(239,969)
Net increase in cash and cash equivalents	89,033	4,805
Cash and cash equivalents, beginning of period	37,358	14,654
Cash and cash equivalents, end of period	$126,391	$19,459

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows - (Continued)
For the Twenty-Eight Week Periods Ended
July 18, 2009 and July 12, 2008
(in thousands)
(unaudited)

	Twenty-Eight Week Periods Ended
	July 18,	July 12,
	2009	2008

Supplemental cash flow information:
Interest paid	$12,525	$19,041
Income tax payments	61,494	74,826
Non-cash transactions:
Accrued purchases of property and equipment	19,265	19,075
Repurchases of common stock not settled	-	3,377
Changes in other comprehensive income (loss)	1,315	(736)

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Twenty-Eight Week Periods Ended July 18, 2009 and July 12, 2008
(in thousands, except per share data)
(unaudited)

1.	Basis of Presentation:

The accompanying condensed consolidated financial statements include the accounts of Advance Auto Parts, Inc. and its wholly owned subsidiaries, or the Company. All significant intercompany balances and transactions have been eliminated in consolidation.

The condensed consolidated balance sheets as of July 18, 2009 and January 3, 2009, the condensed consolidated statements of operations for the twelve and twenty-eight week periods ended July 18, 2009 and July 12, 2008, and the condensed consolidated statements of cash flows for the twenty-eight week periods ended July 18, 2009 and July 12, 2008, have been prepared by the Company. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position of the Company, the results of its operations and cash flows have been made.

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

Vendor Incentives

The Company receives incentives in the form of reductions to amounts owed and/or payments from vendors related to cooperative advertising allowances, volume rebates and other promotional considerations. The Company accounts for vendor incentives in accordance with Emerging Issues Task Force, or EITF, No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.” Many of these incentives are under long-term agreements (terms in excess of one year), while others are negotiated on an annual basis or less (short-term). Both cooperative advertising allowances and volume rebates are earned based on inventory purchases and initially recorded as a reduction to inventory. These deferred amounts are included as a reduction to cost of sales as the inventory is sold since these payments do not represent reimbursements for specific, incremental and identifiable costs. Total deferred vendor incentives included in Inventory, net were $46,593 and $50,527 at July 18, 2009 and January 3, 2009, respectively.

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
For the Twelve and Twenty-Eight Week Periods Ended July 18, 2009 and July 12, 2008
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

Sales Returns and Allowances

The Company’s accounting policy for sales returns and allowances consists of establishing reserves for estimated returns at the time of sale. The Company estimates returns based on current sales levels and the Company’s historical return experience on a specific product basis. The Company’s reserve for sales returns and allowances was not material at July 18, 2009 and January 3, 2009.

Financed Vendor Accounts Payable

The Company is party to a short-term financing program with a bank allowing it to extend its payment terms on certain merchandise purchases. The substance of the program is for the Company to borrow money from the bank to finance purchases from vendors. The Company records any discount given by the vendor to its inventory and accretes this discount to the resulting short-term payable to the bank through interest expense over the extended term. At July 18, 2009 and January 3, 2009, $78,679 and $136,386, respectively, was payable to the bank by the Company under this program and is included in the accompanying condensed consolidated balance sheets as Financed vendor accounts payable.

The balance in Financed vendor accounts payable continues to diminish as the Company transitions its merchandise vendors to customer-managed services arrangements.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Twenty-Eight Week Periods Ended July 18, 2009 and July 12, 2008
(in thousands, except per share data)
(unaudited)

Cost of Sales and Selling, General and Administrative (“SG&A”) Expenses

The following table illustrates the primary costs classified in each major expense category:

Cost of Sales			SG&A

●	Total cost of merchandise sold including:		●	Payroll and benefit costs for retail and corporate
	–	Freight expenses associated with moving		team members;
		merchandise inventories from our vendors to	●	Occupancy costs of retail and corporate facilities;
		our distribution center,	●	Depreciation related to retail and corporate assets;
	–	Vendor incentives, and	●	Advertising;
	–	Cash discounts on payments to vendors;	●	Costs associated with our commercial delivery
●	Inventory shrinkage;			program, including payroll and benefit costs,
●	Defective merchandise and warranty costs;			and transportation expenses associated with moving
●	Costs associated with operating our distribution			merchandise inventories from our retail stores to
	network, including payroll and benefit costs,			our customer locations;
	occupancy costs and depreciation; and		●	Self-insurance costs;
●	Freight and other handling costs associated with		●	Professional services; and
	moving merchandise inventories through our		●	Other administrative costs, such as credit card
	supply chain			service fees, supplies, travel and lodging.
	–	From our distribution centers to our retail
store locations, and
	–	From certain of our larger stores which stock a
wider variety and greater supply of inventory, or
HUB stores, and Parts Delivered Quickly warehouses,
or PDQs®, to our retail stores after the customer
has special-ordered the merchandise.

Please see Note 2 for a discussion of a change in accounting principle for costs included in inventory.

Earnings per Share

The Company computes earnings per share in accordance with SFAS No. 128, “Earnings per Share” and FASB Staff Position (“FSP”) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” The Company adopted FSP EITF 03-6-1 effective January 4, 2009, which addresses whether instruments granted in share-based payment awards are participating securities prior to vesting, and therefore, need to be included in the earnings allocation when computing earnings per share under the two-class method as described in SFAS No. 128. In accordance with FSP EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.

Accordingly, earnings per share is determined using the two-class method and is computed by dividing net income attributable to the Company’s common shareholders by the weighted-average common shares outstanding during the period. The two-class method is an earnings allocation formula that determines income per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. Diluted income per common share reflects the more dilutive earnings per share amount calculated using the treasury stock method or the two-class method.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Twenty-Eight Week Periods Ended July 18, 2009 and July 12, 2008
(in thousands, except per share data)
(unaudited)

New Accounting Pronouncements

Effective for the second quarter of fiscal 2009, the Company adopted the provisions of FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” on a prospective basis. This FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures regarding fair value of financial instruments in interim financial statements, as well as in annual financial statements. The adoption had no impact on the Company’s consolidated financial statements other than the additional disclosures.

Effective for the second quarter of fiscal 2009, the Company adopted the provisions of FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” on a prospective basis. This FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements” when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate if a transaction is not orderly (i.e., a forced liquidation or distressed sale). The adoption of the provisions of FSP FAS 157-4 did not have an impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” which sets forth general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  SFAS No. 165 was effective for interim and annual periods ending after June 15, 2009, which included the Company’s reporting period for the twelve weeks ended July 18, 2009. The Company evaluated all activity through August 27, 2009 (the issuance date of the financial statements) and concluded that no subsequent events have occurred that would require recognition in the condensed consolidated financial statements or disclosure in the related notes to the condensed consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — A Replacement of FASB Statement No. 162.” The FASB Accounting Standards Codification (“Codification”) will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. SFAS No. 168 was not anticipated to change GAAP and the Company does not expect the adoption to have a material impact on the preparation of its consolidated financial statements.

2.	Change in Accounting Principle:

Effective January 4, 2009, the Company implemented a change in accounting principle for costs included in inventory. Under the Company’s historical accounting policy, freight and other handling costs (collectively “handling costs”) associated with moving merchandise inventories from our distribution centers to our retail stores and handling costs associated with moving our merchandise inventories from our vendors to our distribution centers were capitalized as inventory and expensed in cost of sales as inventory was sold. However, handling costs associated with moving merchandise inventories from our HUB stores and PDQs to our retail stores after a customer had special-ordered the merchandise were expensed as incurred in SG&A.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Twenty-Eight Week Periods Ended July 18, 2009 and July 12, 2008
(in thousands, except per share data)
(unaudited)

The change relates to capitalizing handling costs associated with moving merchandise inventories from our HUB stores and PDQs to our retail stores, which are now treated as inventory product costs. Such costs are includable in inventory and expensed in cost of sales as inventory is sold because they related to the acquisition of goods for resale by the Company. The Company has determined that it is preferable to capitalize such handling costs into inventory because it better represents the costs incurred to prepare inventory for sale to the customer and it is consistent with the Company’s treatment of other handling costs associated with moving merchandise inventories from our distribution centers to our retail stores.

In accordance with SFAS No. 154, “Accounting Changes and Error Corrections,” the change in accounting principle has been retrospectively applied to all prior periods presented herein related to cost of sales and SG&A.  However, because the inventory transferred is typically at the retail store for only one or two days until customer pick-up, the current and historical impact of this change on the consolidated balance sheets, consolidated net income, earnings per share, and consolidated statements of cash flows is not material and, as a result, Inventories, net was not adjusted.  Accordingly, there is no impact on any financial statement line items other than cost of sales and SG&A, and there was no cumulative effect of the change in accounting principle on retained earnings. The change in accounting principle was initially reported in the Company’s first quarter Form 10-Q for fiscal 2009. The tables below represent the impact of the accounting change on the current periods presented for the twelve and twenty-eight weeks ended July 18, 2009 and previously reported amounts for the comparable periods in fiscal 2008:

	Twelve week period ended July 18, 2009			Twenty-Eight week period ended July 18, 2009
	Prior to Effect			Prior to Effect
	of Accounting			of Accounting
	Change	Adjustments	As Reported	Change	Adjustments	As Reported
Cost of sales, including purchasing
and warehousing costs	$654,393	$15,801	$670,194	$1,497,205	$34,637	$1,531,842

Gross profit	$668,451	$(15,801)	$652,650	$1,509,275	$(34,637)	$1,474,638

Selling, general and administrative expenses	$533,676	$(15,801)	$517,875	$1,216,918	$(34,637)	$1,182,281

	Twelve week period ended July 12, 2008			Twenty-Eight week period ended July 12, 2008

	As Previously			As Previously
	Reported	Adjustments	As Adjusted	Reported	Adjustments	As Adjusted
Cost of sales, including purchasing
and warehousing costs	$634,945	$14,556	$649,501	$1,417,626	$33,152	$1,450,778

Gross profit	$600,838	$(14,556)	$586,282	$1,344,289	$(33,152)	$1,311,137

Selling, general and administrative expenses	$472,879	$(14,556)	$458,323	$1,072,052	$(33,152)	$1,038,900

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Twenty-Eight Week Periods Ended July 18, 2009 and July 12, 2008
(in thousands, except per share data)
(unaudited)

3.	Store Closures and Impairment:

For fiscal 2009, the Company currently expects to divest a total of approximately 40 to 55 stores as part of its store divestiture plan. These store closures will be in addition to approximately 15 stores that will also be closed throughout 2009 as part of the Company’s routine review and closure of underperforming stores at or near the end of their respective lease terms. The store divestiture plan consisted of a review of operating stores to identify locations for potential closing based on both financial and operating factors. These factors included cash flow, profitability, strategic market importance, store full potential and current lease rates.

The Company identified 36 stores during the first quarter to close as part of its store divestiture plan. During the twelve weeks ended July 18, 2009, the Company closed 21 stores, 20 of which were under the store divestiture plan. During the twenty-eight weeks ended July 18, 2009, the Company closed 30 stores, 24 of which were closed under the store divestiture plan.

During the twelve and twenty-eight weeks ended July 18, 2009, the Company recognized $9,310 and $15,106, respectively, of total expense associated with the 36 stores identified to be closed, or divestiture expense. For the twelve and twenty-eight weeks ended July 18, 2009, divestiture expense included closed store exit costs of $9,310 and $10,847, respectively. The closed store exit costs primarily included the establishment of the liability for future lease obligations as well as severance benefits in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Closed store liabilities primarily include the present value of the remaining lease obligations and management’s estimate of future costs of insurance, property tax and common area maintenance (reduced by the present value of estimated revenues from subleases and lease buyouts). New provisions are established by a charge to SG&A in the accompanying consolidated statement of operations at the time the facilities actually close.

A summary of the Company’s closed store liabilities, which are recorded in accrued expenses (current portion) and long-term liabilities (long-term portion) in the accompanying condensed consolidated balance sheet, are presented in the following table:

	Lease Obligations	Severance and Other Exit	Total
For the twelve weeks ended July 18, 2009:

Closed Store Liabilities, April 25, 2009	$5,126	$-	$5,126
Reserves established	8,814	334	9,148
Change in estimates	231	-	231
Reserves utilized	(1,929)	(334)	(2,263)
Closed Store Liabilities, July 18, 2009	$12,242	$-	$12,242

For the twenty-eight weeks ended July 18, 2009:

Closed Store Liabilities, January 3, 2009	$5,067	$-	$5,067
Reserves established	10,312	425	10,737
Change in estimates	(371)	-	(371)
Reserves utilized	(2,766)	(425)	(3,191)
Closed Store Liabilities, July 18, 2009	$12,242	$-	$12,242

The Company’s ending closed store liabilities at July 18, 2009, include $9,737 related to the store divestiture plan.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Twenty-Eight Week Periods Ended July 18, 2009 and July 12, 2008
(in thousands, except per share data)
(unaudited)

The Company also included impairment charges of $4,259 in its total divestiture expense during the twenty-eight weeks ended July 18, 2009, all of which was recognized during the first quarter. The impairment charges were recognized in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and included in SG&A in the accompanying condensed consolidated statement of operations. This charge primarily consisted of the impairment of store assets contained in leased store locations where the carrying amount of those assets is not recoverable.

4.	Inventories, net:

Merchandise Inventory

Inventories are stated at the lower of cost or market. The Company used the LIFO method of accounting for approximately 95% of inventories at both July 18, 2009 and January 3, 2009. Under LIFO, the Company’s cost of sales reflects the costs of the most recently purchased inventories, while the inventory carrying balance represents the costs for inventories purchased in fiscal 2009 and prior years. Historically, the Company’s overall costs to acquire inventory for the same or similar products have been decreasing due to the Company’s significant growth. As a result of utilizing LIFO, the Company recorded a reduction to cost of sales of $13,475 and $10,894 for the twenty-eight weeks ended July 18, 2009 and July 12, 2008, respectively.

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

Inventory Overhead Costs

The Company capitalizes certain purchasing and warehousing costs into inventory. Purchasing and warehousing costs included in inventory, at FIFO, at July 18, 2009 and January 3, 2009, were $102,423 and $104,594, respectively.

Inventory Balances and Inventory Reserves

Inventory balances at July 18, 2009 and January 3, 2009 were as follows:

	July 18,	January 3,
	2009	2009
Inventories at FIFO, net	$1,541,062	$1,541,871
Adjustments to state inventories at LIFO	94,692	81,217
Inventories at LIFO, net	$1,635,754	$1,623,088

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Twenty-Eight Week Periods Ended July 18, 2009 and July 12, 2008
(in thousands, except per share data)
(unaudited)

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

The Company also establishes reserves for potentially excess and obsolete inventories based on (i) current inventory levels, (ii) the historical analysis of product sales and (iii) current market conditions. The Company provides reserves when less than full credit is expected from a vendor or when liquidating product will result in retail prices below recorded costs. The Company’s reserves against inventory for these matters were $39,000 and $62,898 at July 18, 2009 and January 3, 2009, respectively. The reduction in the Company’s inventory reserves during the twenty-eight weeks ended July 18, 2009 is primarily related to the utilization of its reserve for slow moving inventory primarily established during the fourth quarter of fiscal 2008 in connection with a change in inventory management approach for slow moving inventory.

5.	Goodwill and Intangible Assets:

Goodwill

The following table reflects the carrying amount of goodwill pertaining to the Company’s two segments, and the changes in goodwill carrying amounts, for the twenty-eight weeks ended July 18, 2009:

	AAP Segment	AI Segment	Total

Balance at January 3, 2009	$16,093	$18,510	$34,603
Fiscal 2009 activity	-	-	-
Balance at July 18, 2009	$16,093	$18,510	$34,603

Intangible Assets Other Than Goodwill

The carrying amount and accumulated amortization of acquired intangible assets as of July 18, 2009 and January 3, 2009 are comprised of the following:

	Acquired intangible assets
			Not Subject
	Subject to Amortization		to Amortization
	Customer		Trademark and	Intangible
	Relationships	Other	Tradenames	Assets, net

Gross carrying amount at January 3, 2009	$9,800	$885	$20,550	$31,235
Accumulated Amortization	3,234	434	-	3,668
Net book value at January 3, 2009	$6,566	$451	$20,550	$27,567

Gross carrying amount at July 18, 2009	$9,800	$885	$20,550	$31,235
Accumulated Amortization	3,814	500	-	4,314
Net book value at July 18, 2009	$5,986	$385	$20,550	$26,921

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Twenty-Eight Week Periods Ended July 18, 2009 and July 12, 2008
(in thousands, except per share data)
(unaudited)

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	July 18, 2009	July 12, 2008	July 18, 2009	July 12, 2008
Amortization expense	$274	$274	$646	$609

Future Amortization Expense

The table below shows expected amortization expense for the next five years for acquired intangible assets recorded as of July 18, 2009:

Fiscal Year
Remainder of 2009	$ 500
2010	1,059
2011	967
2012	967
2013	967

6.	Receivables, net:

Receivables consist of the following:

	July 18, 2009	January 3, 2009

Trade	$19,515	$17,843
Vendor	70,339	81,265
Other	4,344	3,125
Total receivables	94,198	102,233
Less: Allowance for doubtful accounts	(4,805)	(5,030)
Receivables, net	$89,393	$97,203

7.	Derivative Instruments and Hedging Activities:

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

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Twenty-Eight Week Periods Ended July 18, 2009 and July 12, 2008
(in thousands, except per share data)
(unaudited)

Company also utilizes forward commodity contracts to manage the risk of fluctuating fuel prices. The Company has elected to apply the normal purchase election allowed under SFAS No. 133 and therefore does not account for these contracts at fair value.

All derivative instruments designated as hedging instruments under SFAS No. 133 are classified as fair value, cash flow or net investment hedges. All derivatives (including those not designated as hedging instruments under SFAS No. 133) are recognized on the condensed consolidated balance sheet at fair value and classified based on the instruments’ maturity dates. Changes in the fair value measurements of the effective portion of the derivative instruments designated as hedging instruments are reflected as adjustments to other comprehensive income, or OCI, with the remaining changes recorded through current earnings.

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

The fair value of these interest rate swaps are determined based on a forward yield curve and the contracted interest rates stated in the interest rate swap agreements. The fair value of the Company’s interest rate swaps at July 18, 2009 and January 3, 2009, respectively, was an unrecognized loss of $19,452 and $21,979, which is reflected in Accumulated other comprehensive income (loss). Any amounts received or paid under these hedges are recorded in the statement of operations during the accounting period the interest on the hedged debt is paid. Based on the estimated current and future fair values of the hedge arrangements at July 18, 2009, the Company estimates amounts currently included in Accumulated other comprehensive income (loss) pertaining to the interest rate swaps that will be reclassified and recorded in the statement of earnings in the next 12 months will consist of a net loss of $10,632.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheet as July 18, 2009:

	Liability Derivatives
	As of July 18, 2009
	Balance Sheet
	Location	Fair Value
Derivatives designated as hedging
instruments under SFAS 133:
Interest rate swaps	Accrued expenses	$ 10,632
Interest rate swaps	Other long-term liabilities	8,820
		$ 19,452

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Twenty-Eight Week Periods Ended July 18, 2009 and July 12, 2008
(in thousands, except per share data)
(unaudited)

The table below presents the effect of the Company’s derivative financial instruments on the statement of operations for the twenty-eight weeks ended July 18, 2009:

Derivatives in SFAS 133 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion), net of tax	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

For the Twelve Weeks Ended July 18, 2009:

Interest rate swaps	$605	Interest expense	$(605)	Interest expense	$-

For the Twenty-Eight Weeks Ended July 18, 2009:

Interest rate swaps	$1,537	Interest expense	$(1,537)	Interest expense	$-

8.	Fair Value Measurements:

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

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Twenty-Eight Week Periods Ended July 18, 2009 and July 12, 2008
(in thousands, except per share data)
(unaudited)

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

The following table sets forth our financial liabilities that were measured at fair value on a recurring basis during the twenty-eight week period ended July 18, 2009:

Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3

		Quoted Prices in		Significant
	Fair Value at	Active Markets for	Significant Other	Unobservable
	July 18, 2009	Identical Assets	Observable Inputs	Inputs

Interest rate swaps	$ 19,452	$ -	$ 19,452	$ -

The fair value of these interest rate swaps as of July 18, 2009, was an unrecognized loss of $19,452. The fair value of the Company’s interest rate swaps is mainly based on observable interest rate yield curves for similar instruments.

The carrying amount of the Company’s cash and cash equivalents, accounts receivable, bank overdrafts, financed vendor accounts payable, accounts payable, accrued expenses and current portion of long term debt approximate their fair values due to the relatively short term nature of these instruments. As of July 18, 2009, the fair value of the Company’s long-term debt with a carrying value of $278,835, was approximately $250,000, and was based on similar long-term debt issues available to the Company as of that date.  The fair value of the Company’s fixed rate debt was determined by using an assumed market interest rate commensurate with the Company’s credit risk.

Non-Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). At July 18, 2009, the Company had no significant non-financial assets or liabilities that had been adjusted to fair value subsequent to initial recognition. A majority of the Company’s store assets that were subject to impairment in connection with its store divestiture plan had no remaining value and, as a result, were not subject to the fair value disclosure requirements.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Twenty-Eight Week Periods Ended July 18, 2009 and July 12, 2008
(in thousands, except per share data)
(unaudited)

9.	Long-term Debt:

Long-term debt consists of the following:

	July 18, 2009	January 3, 2009
Revolving facility at variable interest rates
(1.38% and 4.81% at July 18, 2009 and January 3,
2009, respectively) due October 2011	$75,000	$251,500
Term loan at variable interest rates
(1.64% and 3.02% at July 18, 2009 and January 3,
2009, respectively) due October 2011	200,000	200,000
Other	4,593	4,664
	279,593	456,164
Less: Current portion of long-term debt	(758)	(1,003)
Long-term debt, excluding current portion	$278,835	$455,161

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

As of July 18, 2009, the Company had $75,000 outstanding under its revolving credit facility, and letters of credit outstanding of $103,797, which reduced the availability under the revolving credit facility to $571,203. (The letters of credit generally have a term of one year or less.) A commitment fee is charged on the unused portion of the revolver, payable in arrears. The current commitment fee rate is 0.150% per annum.

In addition to the revolving credit facility, the Company has borrowed $200,000 under its unsecured four-year term loan as of July 18, 2009. The Company entered into the term loan with Stores serving as borrower. The proceeds from the term loan were used to repurchase shares of the Company's common stock under its stock repurchase program during fiscal 2008. The term loan terminates on October 5, 2011.

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

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Twenty-Eight Week Periods Ended July 18, 2009 and July 12, 2008
(in thousands, except per share data)
(unaudited)

LIBOR rate and has the ability and intent to continue to use this rate on its hedged borrowings. Under the terms of the term loan, the interest rate is based on the Company’s credit rating.

Other

As of July 18, 2009, the Company had $4,593 outstanding under an economic development note and other financing arrangements.

Guarantees and Covenants

The term loan and revolving credit facility are fully and unconditionally guaranteed by Advance Auto Parts, Inc. The Company’s debt agreements collectively contain covenants restricting its ability to, among other things:  (1) create, incur or assume additional debt (including hedging arrangements), (2) incur liens or engage in sale-leaseback transactions, (3) make loans and investments, (4) guarantee obligations, (5) engage in certain mergers, acquisitions and asset sales, (6) change the nature of the Company’s business and the business conducted by its subsidiaries and (7) change the Company’s status as a holding company. The Company is also required to comply with financial covenants with respect to a maximum leverage ratio and a minimum consolidated coverage ratio.   The Company was in compliance with these covenants at July 18, 2009 and January 3, 2009. The Company’s term loan and revolving credit facility also provide for customary events of default, covenant defaults and cross-defaults to its other material indebtedness.

10.	Warranty Liabilities:

The following table presents changes in the Company’s warranty reserves:

	July 18, 2009	January 3, 2009
	(28 weeks ended)	(53 weeks ended)
Warranty reserve, beginning of period	$28,662	$17,757
Additions to warranty reserves	17,844	38,459
Reserves utilized	(16,093)	(27,554)

Warranty reserve, end of period	$30,413	$28,662

11.	Stock Repurchase Program:

During the twelve weeks ended July 18, 2009, the Company repurchased 345 shares of common stock at an aggregate cost of $14,369, or an average price of $41.71 per share. No shares were repurchased during the first quarter of fiscal 2009. These shares were repurchased in accordance with the Company’s $250,000 stock repurchase program authorized by its Board of Directors in the second quarter of fiscal 2008.

During the twelve weeks ended July 12, 2008, the Company repurchased 201 shares of common stock at an aggregate cost of $7,498, or an average price of $37.22 per share. As of July 12, 2008, 92 shares remained unsettled at an aggregate cost of $3,377. During the twenty-eight weeks ended July 12, 2008, the Company repurchased 4,765 shares of common stock at an aggregate cost of $162,847, or an aggregate price of $34.18 per share, of which 4,564 shares of common stock were repurchased under the previous $500,000 stock repurchase program. Additionally, the Company settled $2,959 on shares repurchased prior to the end of fiscal 2007.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Twenty-Eight Week Periods Ended July 18, 2009 and July 12, 2008
(in thousands, except per share data)
(unaudited)

As of July 18, 2009, the Company has $174,552 remaining under its $250,000 stock repurchase program, excluding related expenses.

12.	Earnings per Share:

Certain of the Company’s shares granted to employees in the form of restricted stock are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per share. For the twelve week periods ended July 18, 2009 and July 12, 2008, earnings of $407 and $299, respectively, were allocated to the participating securities. For the twenty-eight week periods ended July 18, 2009 and July 12, 2008, earnings of $905 and $518, respectively, were allocated to the participating securities.

Diluted earnings per share of common stock reflects the weighted-average number of shares of common stock outstanding, outstanding deferred stock units and the impact of outstanding stock options, and stock appreciation rights (collectively “share-based awards”). Diluted earnings per share are calculated by including the effect of dilutive securities. Share-based awards to purchase approximately 52 and 2,674 shares of common stock that had an exercise price in excess of the average market price of the common stock during the twelve week periods ended July 18, 2009 and July 12, 2008, respectively, were not included in the calculation of diluted earnings per share because they are anti-dilutive. Share-based awards to purchase approximately 1,539 and 2,870 shares of common stock that had an exercise price in excess of the average market price of the common stock during the twenty-eight week periods ended July 18, 2009 and July 12, 2008, respectively, were not included in the calculation of diluted earnings per share because they are anti-dilutive.

The following table illustrates the computation of basic and diluted earnings per share for the twelve and twenty-eight week periods ended July 18, 2009 and July 12, 2008, respectively:

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	July 18,	July 12,	July 18,	July 12,
	2009	2008	2009	2008
Numerator
Net income applicable to common shares	$80,330	$75,386	$173,915	$157,472
Participating securities' share in earnings	(407)	(299)	(905)	(518)
Net income applicable to common shares	79,923	75,087	173,010	156,954
Denominator
Basic weighted average common shares	94,868	95,008	94,642	94,996
Dilutive impact of share based awards	877	655	605	634
Diluted weighted average common shares	95,745	95,663	95,247	95,630

Basic earnings per common share
Net income applicable to common stockholders	$0.84	$0.79	$1.83	$1.65
Diluted earnings per common share
Net income applicable to common stockholders	$0.83	$0.78	$1.82	$1.64

Earnings per share for the twelve weeks and twenty-eight weeks ended July 12, 2008 were adjusted retrospectively due to the applying the two-class method rather than the treasury method for the earnings per share calculation resulting from the adoption of FSP EITF 03-6-1 during the first quarter.  As a result, diluted earnings per share were decreased by $0.01 for both the twelve and twenty-eight week periods July 12, 2008.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Twenty-Eight Week Periods Ended July 18, 2009 and July 12, 2008
(in thousands, except per share data)
(unaudited)

13.	Postretirement Plan:

The Company provides certain health and life insurance benefits for eligible retired Team Members through a postretirement plan, or Plan. These benefits are subject to deductibles, co-payment provisions and other limitations. The Plan has no assets and is funded on a cash basis as benefits are paid. The Company’s postretirement liability is calculated annually by a third-party actuary. The discount rate utilized at January 3, 2009 was 6.25%, and remained unchanged through the twenty-eight weeks ended July 18, 2009. The Company expects fiscal 2009 plan contributions to completely offset benefits paid, consistent with fiscal 2008.

The Company’s net periodic postretirement benefit cost includes the amortization of a reduction in unrecognized prior service costs as a result of a plan amendment in fiscal 2004. The components of net periodic postretirement benefit cost for the twelve and twenty-eight weeks ended July 18, 2009, and July 12, 2008, respectively, are as follows:

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	July 18,	July 12,	July 18,	July 12,
	2009	2008	2009	2008

Interest cost	$105	$115	$245	$268
Amortization of negative prior service cost	(134)	(134)	(313)	(313)
Amortization of unrecognized net gain	(22)	(3)	(51)	(7)
Net periodic postretirement benefit cost	$(51)	$(22)	$(119)	$(52)

14.	Comprehensive Income:

The Company includes in comprehensive income the changes in fair value of the Company’s interest rate swaps and changes in net unrecognized other postretirement benefit costs.

Comprehensive income for the twelve and twenty-eight weeks ended July 18, 2009 and July 12, 2008 is as follows:

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	July 18, 2009	July 12, 2008	July 18, 2009	July 12, 2008

Net income	$80,330	$75,386	$173,915	$157,472
Unrealized gain (loss) on hedge
arrangements, net of tax	605	2,430	1,537	(541)
Changes in net unrecognized other
postretirement benefit cost, net of tax	(95)	(84)	(222)	(195)
Comprehensive income	$80,840	$77,732	$175,230	$156,736

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Twenty-Eight Week Periods Ended July 18, 2009 and July 12, 2008
(in thousands, except per share data)
(unaudited)

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

The following table summarizes financial information for each of the Company's business segments for the twelve and twenty-eight weeks ended July 18, 2009 and July 12, 2008, respectively.

	Twelve Week Periods Ended		Twenty-Eight Week Periods Ended
	July 18,	July 12,	July 18,	July 12,
	2009	2008	2009	2008
Net sales
AAP	$1,274,051	$1,195,016	$2,901,869	$2,676,068
AI	50,784	40,767	108,597	85,847
Eliminations (1)	(1,991)	-	(3,986)	-
Total net sales	$1,322,844	$1,235,783	$3,006,480	$2,761,915

Income before provision for
income taxes
AAP	$126,066	$118,278	$274,574	$250,524
AI	3,479	2,339	4,838	2,074
Total income before provision for
income taxes	$129,545	$120,617	$279,412	$252,598

Provision for income taxes
AAP	$47,880	$44,270	$103,650	$94,278
AI	1,335	961	1,847	848
Total provision for income taxes	$49,215	$45,231	$105,497	$95,126

Segment assets
AAP	$2,868,005	$2,816,317	$2,868,005	$2,816,317
AI	176,966	157,663	176,966	157,663
Total segment assets	$3,044,971	$2,973,980	$3,044,971	$2,973,980

(1)
For the twelve weeks ended July 18, 2009, eliminations represent net sales of $902 from AAP to AI and $1,089 from AI to AAP. For the twenty-eight weeks ended July 18, 2009, eliminations represent net sales of $1,762 from AAP to AI and $2,224 from AI to AAP.

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

•	a decrease in demand for our products;
•
deterioration in general economic conditions, including unemployment, inflation, consumer debt levels, energy costs and unavailability of credit leading to reduced consumer spending on discretionary items;

•	our ability to develop and implement business strategies and achieve desired goals;
•	our ability to expand our business, including locating available and suitable real estate for new store locations and the integration of any acquired businesses;
•	competitive pricing and other competitive pressures;
•	our overall credit rating, which impacts our debt interest rate and our ability to borrow additional funds to finance our operations;
•	deteriorating and uncertain credit markets could negatively impact our merchandise vendors, as well as our ability to secure additional capital at favorable (or at least feasible) terms in the future;
•	bankruptcies of auto manufacturers, which will likely have an impact on the operations and cash flows of our auto parts suppliers;
•	our relationships with our vendors;
•	our ability to attract and retain qualified Team Members;
•	the occurrence of natural disasters and/or extended periods of unfavorable weather;
•	our ability to obtain affordable insurance against the financial impacts of natural disasters and other losses;

•	high fuel costs, which impacts our cost to operate and the consumer’s ability to shop in our stores;
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

Introduction

We primarily operate within the United States automotive aftermarket industry, which includes replacement parts (excluding tires), accessories, maintenance items, batteries and automotive chemicals for cars and light trucks (pickup trucks, vans, minivans and sport utility vehicles). We currently are the second largest specialty retailer of automotive parts, accessories and maintenance items to "do-it-yourself," or DIY, and Commercial customers in the United States, based on sales. Our Commercial customers consist of both walk-in and delivery customers. For delivery sales, we utilize our Commercial delivery fleet to deliver product from our store locations to our Commercial customers’ place of business, including independent garages, service stations and auto dealers. At July 18, 2009, we operated a total of 3,407 stores.

We operate in two reportable segments: Advance Auto Parts, or AAP, and Autopart International, Inc., or AI. The AAP segment is comprised of our store operations within the United States, Puerto Rico and the Virgin Islands which operate under the trade names “Advance Auto Parts,” “Advance Discount Auto Parts” and “Western Auto.” At July 18, 2009, we operated 3,265 stores in the AAP segment, of which 3,237 stores operated under the trade names “Advance Auto Parts” and “Advance Discount Auto Parts” throughout 39 states in the Northeastern, Southeastern and Midwestern regions of the United States. These stores offer automotive replacement parts, accessories and maintenance items. In addition, we operated 28 stores under the “Western Auto” and “Advance Auto Parts” trade names, located in Puerto Rico and the Virgin Islands.

The AI segment consists solely of the operations of AI, which operates as an independent, wholly-owned subsidiary. AI’s business primarily serves the Commercial market from its store locations. In addition, its North American Sales Division services warehouse distributors and jobbers throughout North America. At July 18, 2009, we operated 142 stores in the AI segment under the “Autopart International” trade name. For additional information regarding our segments, see Note 15, Segments and Related Information, of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Management Overview

During our second quarter and year-to-date for fiscal 2009, we produced favorable financial results primarily due to top-line sales growth and strong gross profit improvement resulting in earnings per diluted share of $0.83 and $1.82, respectively, compared to $0.78 and $1.64 for the second quarter and year-to-date 2008, respectively.  Our earnings per diluted share for 2009 included the impact of a $0.06 and $0.10 charge related to expenses associated with our store divestiture plan for the second quarter and year-to-date, respectively. We also continued to make strategic investments in our four key strategies and paid down a significant portion of our bank debt.

Change in Accounting Principle

We have retrospectively adjusted all comparable periods related to cost of sales and selling, general and administrative expenses, or SG&A, as a result of a change in accounting principle effective January 4, 2009. We changed our accounting for freight and other handling costs associated with transferring merchandise from certain of our larger stores which stock a wider selection and greater supply of inventory, or HUB stores, and Parts Delivered Quickly warehouses, or PDQs, to our retail stores from recording such costs as SG&A to recording such costs in cost of sales. This change, which had no impact to operating income or cash flows, more accurately reflects the nature of the expense.

We have retrospectively adjusted all comparable periods related to cost of sales and SG&A as a result of the change in accounting principle for freight and other handling costs. The net adjustment increasing cost of sales and decreasing SG&A for the twelve and twenty-eight weeks ended July 12, 2008 was $14.6 million and $33.2 million, respectively.  For additional information regarding this change, see Note 2, Change in Accounting Principle, of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Second Quarter Highlights

Highlights from our second quarter fiscal 2009 include:

Financial

•	Total sales during the second quarter increased 7% to $1.32 billion as compared to the second quarter of fiscal 2008, primarily driven by a comparable store sales increase of 4.8%.

•	Our gross profit rate increased 189 basis points as compared to the second quarter of fiscal 2008.

•
Our SG&A rate increased 206 basis points as compared to the second quarter of fiscal 2008 inclusive of 70 basis points of store divestiture expenses. We believe this increase can be directly linked to the strong sales and gross profit results through targeted investments we are making to support the initiatives within each of our four strategies.

•
We generated operating cash flow of $433.8 million through the second quarter, an increase of 24% over the comparable period in fiscal 2008, and used available operating cash to pay down $176.5 million of outstanding debt on our revolving credit facility and repurchase 345 shares of our common stock at a cost of $14.4 million.

•
We opened 23 stores and closed 21 stores, 20 of which were closed under our store divestiture plan. For fiscal 2009, we currently expect to divest a total of approximately 40 to 55 stores that are strategically or financially delivering unacceptable results. These closures are in addition to an estimated 15 stores that we will close as part of our routine review and closure of underperforming stores at or near the end of their respective lease terms. During the twelve weeks ended July 18, 2009, we recognized expense of $9.3 million comprised primarily of closed store exit costs in connection with the divestiture plan. Currently, we anticipate recognizing expenses of approximately $0.15 to $0.22 per diluted share for the entire year in connection with the closure of stores under the store divestiture plan. The majority of this expense is related to the estimated remaining lease obligations at the time of the anticipated closures.

General

•
After another successful quarter and near completion of our turnaround plan we are now working on the continued transformation of our Company to drive long-term profitable growth.  Our turnaround plan consisted of the establishment of our four key strategies – Commercial Acceleration, DIY Transformation, Availability Excellence and Superior Experience; restoring focus on Company values; recruiting a world class leadership team; establishing goals aligned with the strategic vision of the Company; and building positive momentum.

•	We made progress in many key initiatives during the quarter including the introduction of the Implementation Factory (a training and coaching program developed under our Superior Experience strategy), staffing of our global sourcing office located in Taiwan and ongoing development of our e-Commerce website that we plan to launch later this year.

•	We received improved outlooks from both Moody’s and S&P in July 2009 which moves us closer to achieving our goal of becoming investment grade in 2010.

Update on Key Strategies

We continue to make significant investments in each of our key strategies with the ultimate focus on the customer and growth in our business. Although we believe our business is likely benefiting from the current economic crisis to some degree, we believe we are also experiencing improved results from the investments we have made over the last year. Updates from each of our four key strategies are provided below.

➢	Commercial Acceleration

Our Commercial comparable store sales increase was 14.8% during the second quarter, our sixth consecutive quarter of double-digit comparable store sales growth. Our Commercial sales, as a percentage of total sales, increased 279 basis points to 31.7% for the second quarter of fiscal 2009 as compared to the second quarter of the prior year. We believe our consistent growth in Commercial sales and market share is being driven in part by the investments we have made over the last year and continue to make under our Commercial Acceleration strategy.  Specifically, our Commercial business has benefitted from the added parts and introduction of key brands, more parts professionals and an increase in delivery trucks and drivers. We continue to build a sales force with a focus on driving sales, including account managers who can reach Commercial opportunities through either acquiring new Commercial customers or increasing our share of existing customers’ purchases.

➢	DIY Transformation

Our second quarter DIY comparable store sales increase of 0.7% marks our second consecutive positive increase and only our second positive increase over the last three years. It appears that our industry has realized improved DIY results during the first half of 2009 from increased customer traffic as consumers are saving money by maintaining their existing vehicles rather than replacing them. Industry data reported by The NPD Group indicates we maintained market share for the first half of 2009 although the market grew slightly faster than we did during the second  quarter reminding us that we still have a lot work to do to achieve our goal of solid and consistent comparable sales increases every quarter.

We have initiatives underway to address both our conversion rate of existing customers as well as the consideration rate of potential customers. Conversion rate initiatives include the installation of traffic counters and updated phone systems to provide valuable information about the customer experience, targeting certain stores with specific research and development efforts to better solve our customers’ problems and better leverage of the parts availability and merchandising improvements we are making in our stores. Regarding consideration rate, we are exploring changes and refinements to our marketing plan, including a more localized approach in relation to local market share, customer base and competition.

Our ability to achieve successful results in our Commercial Acceleration and DIY Transformation strategies is also dependent on our Availability Excellence and Superior Experience strategies.

➢	Availability Excellence

Our Availability Excellence strategy represents our commitment to enhance the breadth and depth of our parts availability in our stores, and the speed of our parts delivery, to better serve both our Commercial and DIY customers. In addition to our positive sales results, we believe our ongoing investments and initiatives under this strategy are driving our strong gross profit results. Our gross margin for the second quarter increased 189 basis points over the second quarter of last year.  During the second quarter, we made significant progress in capabilities to help drive our sales and gross profit growth, including the addition of two PDQ’s and 24 HUB stores to our supply chain network, the continued roll-out of a price optimization process and addition of our new custom mix capability for completing more product upgrades and re-assortments.  Finally, we made progress in staffing our Asia sourcing operation during the second quarter and anticipate receiving orders during the third quarter. We expect this direct importing program will provide for gross margin improvement and allow us to more quickly source products that our customers want and need.

During the second quarter, we disposed of approximately $20 million of the $37.5 million of inventory identified and reserved in fiscal 2008 in connection with our change in inventory management approach for slow moving inventory. On a year-to-date basis, we have disposed of approximately $26 million of inventory. All of this product will be disposed by the end of fiscal 2009.  This change was intended to increase our inventory productivity by reducing the amount of slow moving inventory and utilizing vendor return privileges earlier in the life-cycle of our inventory which will allow us to add faster moving custom mix inventory.

We continue to manage our inventory productivity by removing unproductive inventory from our store assortments through utilizing markdown strategies and our vendor return privileges. We expect to manage more effectively the growth in our inventory as compared to our sales growth. As of July 18, 2009, our inventory decreased 3.0% over the ending balance from second quarter of last year as compared to our sales growth of 7.0% during the second quarter of this year. Excluding the impact of the $37.5 million inventory write-down, our inventory decreased 0.8% over the ending balance from second quarter of last year.

➢	Superior Experience

Superior Experience is centered around our store operations and providing superior customer service. The feedback from our customer satisfaction surveys, coupled with our Team Member engagement surveys, provide the evidence of our continued focus and commitment to understand what our customers need and how to engage our team to fulfill that goal. More recently, we have launched the Implementation Factory, which will establish a new standard of excellence by providing our store Team Members training and coaching for strategic initiatives that have a broad impact over our entire store base. The Implementation Factory is led by a dedicated team of operations leaders to improve the speed, consistency and reduce the variability of initiatives we implement. Initiatives already rolled out include new battery warranty procedures, more disciplined commercial pricing and improved shrink controls.

Industry

Challenging macroeconomic conditions continue with the unemployment rate at a 26-year high and consumer confidence still at near all-time lows. However, recent financial results from the leading companies in the automotive aftermarket industry suggest that the entire industry is benefiting from the economic downturn because consumers are keeping their vehicles longer, which in turn increases the average age of vehicles and the need to repair and complete routine maintenance on those vehicles. Additionally, total miles driven have recently started to increase likely due to lower gas prices.

We are pleased with financial results for the first two quarters of fiscal 2009, but we recognize that we are still in the investment stage of our transformation to become the industry leader. We are committed to making the necessary investments to help ensure our long-term profitability and success.

Consolidated Operating Results and Key Statistics and Metrics

The following table highlights certain consolidated operating results and key statistics and metrics for the twelve and twenty-eight weeks ended July 18, 2009 and July 12, 2008, respectively, and fiscal years ended January 3, 2009 and December 29, 2007. We will use these key statistics and metrics to measure the financial progress of our four key strategies.

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	July 18,	July 12,	July 18,	July 12,
	2009	2008	2009	2008	FY 2008 (1)	FY 2007
Operating Results:
Total net sales (in 000s)	$1,322,844	$1,235,783	$3,006,480	$2,761,915	$5,142,255	$4,844,404
Total commercial net sales (in 000s)	$419,609	$357,495	$949,026	$796,167	$1,515,371	$1,290,602
Comparable store net sales growth (2)	4.8%	2.9%	6.7%	1.6%	1.5%	0.7%
DIY comparable store net sales growth (2)	0.7%	(0.8%)	2.7%	(2.0%)	(2.3%)	(1.1%)
Commercial comparable store net sales growth (2)	14.8%	13.5%	16.3%	11.9%	12.1%	6.2%
Gross profit (3)(4)	49.3%	47.4%	49.0%	47.5%	46.7%	46.6%
SG&A (3)	39.1%	37.1%	39.3%	37.6%	38.6%	38.0%
Operating profit (5)	10.2%	10.4%	9.7%	9.9%	8.1%	8.6%
Diluted earnings per share (6)	$0.83	$0.78	$1.82	$1.64	$2.49	$2.28

Key Statistics and Metrics:
Number of stores, end of period	3,407	3,325	3,407	3,325	3,368	3,261
Total store square footage, end of period (in 000s)	24,920	24,431	24,920	24,431	24,711	23,982
Total Team Members, end of period	49,427	47,050	49,427	47,050	47,582	44,141
Average net sales per square foot (7)(8)	$215	$207	$215	$207	$211	$207
Operating income per Team Member (in 000s) (7)(9)	$9.02	$9.42	$9.02	$9.42	$9.02	$9.40
SG&A expenses per store (in 000s) (3)(7)(10)	$632	$582	$632	$582	$599	$581
Gross margin return on inventory (3)(7)(11)	$3.86	$3.54	$3.86	$3.54	$3.47	$3.29

(1)	Our fiscal year 2008 included 53 weeks.
(2)
Comparable store sales is calculated based on the change in net sales starting once a store has been open for 13 complete accounting periods (each period represents four weeks). Relocations are included in comparable store sales from the original date of opening. Fiscal 2008 comparable store sales exclude sales from the 53rd week.

(3)
Effective first quarter 2009, the Company implemented a change in accounting principle for costs included in inventory. Accordingly, the Company has retrospectively applied the change in accounting principle to all prior periods presented herein related to cost of sales and SG&A.

(4)
Excluding the gross profit impact of the 53rd week of fiscal 2008 of approximately $44.1 million and a $37.5 million non-cash obsolete inventory write-down in the fourth quarter of fiscal 2008, gross profit was 47.3% for fiscal year 2008.

(5)
Excluding the operating income impact of the 53rd week of fiscal 2008 of approximately $15.8 million and a $37.5 million non-cash obsolete inventory write-down in the fourth quarter of fiscal 2008, operating profit was 8.6% for fiscal year 2008.

(6)
Excluding the net income impact of the 53rd week of fiscal 2008 of approximately $9.6 million and a $23.7 million non-cash obsolete inventory write-down in the fourth quarter of fiscal 2008, diluted earnings per share was $2.64 for fiscal year 2008. Our diluted earnings per share reported for the twelve and twenty-eight week periods ended July 12, 2008 and FY 2008 have been reduced by $0.01 as a result of the adoption of FSP EITF 03-6-1. Refer to Footnote 12 of our condensed consolidated financial statements for further discussion of this adoption.

(7)	These financial metrics presented for each quarter are calculated on an annual basis and accordingly reflect the last four fiscal quarters completed.
(8)
Average net sales per square foot is calculated as net sales divided by the average of the beginning and ending total store square footage for the respective period. Excluding the net sales impact of the 53rd week of fiscal 2008 of approximately $89.0 million, average net sales per square foot in the second quarter of fiscal 2009 and fourth quarter and fiscal year of 2008 were $215 and $208, respectively.

(9)
Operating income per Team Member is calculated as operating income divided by an average of beginning and ending number of team members. Operating income per team member in the second quarter of fiscal 2009 was $9.78 excluding the impact of store divestitures for the twenty-eight week period ended July 18, 2009 of approximately $15.1 million, impact of the 53rd week of fiscal 2008 and inventory write-down in fiscal 2008. Operating income per Team Member for fiscal year of 2008 was $9.49 excluding the impact of the 53rd week of fiscal 2008 and inventory write-down in fiscal 2008.

(10)
SG&A per store is calculated as total SG&A divided by the average of beginning and ending store count. SG&A expenses per store in second quarter fiscal 2009 were $620 excluding the impact of store divestitures for the twenty-eight week period ended July 18, 2009 of approximately $15.1 million and impact of the 53rd week of fiscal 2008 of approximately $28.4 million. SG&A expenses per store for fiscal year 2008 were $590 excluding the impact of the 53rd week of fiscal 2008 of approximately $28.4 million.

(11)
Gross margin return on inventory is calculated as gross profit divided by an average of beginning and ending inventory, net of accounts payable and financed vendor accounts payable. Excluding the impact of the 53rd week of fiscal 2008 and inventory write-down in the fourth quarter of fiscal 2008, gross margin return on inventory in second quarter fiscal 2009 and fiscal year 2008 was $3.74 and $3.37, respectively.

Store Development by Segment

UAAP Segment

At July 18, 2009, we operated 3,265 AAP stores within the United States, Puerto Rico and the Virgin Islands. We operated 3,237 stores throughout 39 states in the Northeastern, Southeastern and Midwestern regions of the United States. These stores operated under the “Advance Auto Parts” trade name except for certain stores in the state of Florida, which operated under the “Advance Discount Auto Parts” trade name. These stores offer a broad selection of brand name and proprietary automotive replacement parts, accessories and maintenance items for domestic and imported cars and light trucks. In addition, we operated 28 stores under the “Western Auto” and “Advance Auto Parts” trade names, located in Puerto Rico and the Virgin Islands.

The following table sets forth information about our AAP stores during the twelve and twenty-eight weeks ended July 18, 2009, including the number of new, closed and relocated stores and stores with Commercial programs that deliver products to our Commercial customers’ place of business. We lease approximately 81% of our AAP stores.

	Twelve Weeks Ended July 18, 2009	Twenty-Eight Weeks Ended July 18, 2009
Number of stores, beginning of period	3,270	3,243
New stores	16	51
Closed stores	(21)	(29)
Number of stores, end of period	3,265	3,265
Relocated stores	-	2
Stores with commercial programs	2,842	2,842

AI Segment

At July 18, 2009, we operated 142 AI stores primarily in the Northeastern region of the United States under the “Autopart International” trade name. These stores offer a broad selection of brand name and proprietary automotive replacement parts, accessories and maintenance items for domestic and imported cars and light trucks, with a greater focus on imported parts. AI primarily serves the commercial market from its retail locations and additionally through a wholesale distribution network.

The following table sets forth information about our AI stores, including the number of new and closed stores, during the twelve and twenty-eight weeks ended July 18, 2009. We lease 100% of our AI stores.

	Twelve	Twenty-Eight
	Weeks Ended	Weeks Ended
	July 18, 2009	July 18, 2009
Number of stores, beginning of period	135	125
New stores	7	18
Closed stores	-	(1)
Number of stores, end of period	142	142
Relocated stores	3	4
Stores with commercial programs	142	142

As previously disclosed in our 2008 Form 10-K, we anticipate that we will add a total of approximately 75 AAP and 30 AI stores during fiscal 2009 primarily through new store openings.

Critical Accounting Policies

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Our discussion and analysis of the financial condition and results of operations are based on these financial statements. The preparation of these financial statements requires the application of accounting policies in addition to certain estimates and judgments by our management. Our estimates and judgments are based on currently available information, historical results and other assumptions we believe are reasonable. Actual results could differ materially from these estimates. During the twelve and twenty-eight weeks ended July 18, 2009, we consistently applied the critical accounting policies discussed in our 2008 Form 10-K. For a complete discussion regarding these critical accounting policies, refer to the 2008 Form 10-K.

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

See Note 1 to our condensed consolidated financial statements elsewhere in this report for additional discussion of these costs and Note 2 for additional discussion of a change in accounting principle for freight and other handling costs associated with transferring merchandise from HUB stores and PDQs to our retail stores from recording such costs as SG&A to recording such costs in cost of sales.

0BSelling, General and Administrative Expenses

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

1BResults of Operations

The following table sets forth certain of our operating data expressed as a percentage of net sales for the periods indicated.

	Twelve Week Periods Ended		Twenty-Eight Week Periods Ended
	(unaudited)		(unaudited)
	July 18,	July 12,	July 18,	July 12,
	2009	2008	2009	2008
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales, including purchasing and
warehousing costs	50.7	52.6	51.0	52.5
Gross profit	49.3	47.4	49.0	47.5
Selling, general and administrative expenses	39.1	37.1	39.3	37.6
Operating income	10.2	10.4	9.7	9.9
Interest expense	(0.4)	(0.6)	(0.4)	(0.7)
Other (loss) income, net	0.0	(0.0)	0.0	(0.0)
Provision for income taxes	3.7	3.7	3.5	3.4
Net income	6.1%	6.1%	5.8%	5.7%

Twelve Weeks Ended July 18, 2009 Compared to Twelve Weeks Ended July 12, 2008

Net sales for the twelve weeks ended July 18, 2009 were $1,322.8 million, an increase of $87.1 million, or 7.0%, as compared to net sales for the twelve weeks ended July 12, 2008. The net sales increase was due to an increase in comparable store sales of 4.8% and sales from the 82 net new AAP and AI stores opened during the last four quarters.

AAP produced net sales of $1,274.1 million, an increase of $79.0 million, or 6.6%, as compared to net sales for the twelve weeks ended July 12, 2008. AAP’s net sales increase was primarily driven by a 4.5% comparable store sales increase and sales from the 62 net new stores opened during the last four quarters. The AAP comparable store sales increase was driven by an increase in average ticket sales and overall customer traffic. AI produced net sales of $50.8 million, an increase of $10.0 million, or 24.6% as compared to net sales for the twelve weeks ended July 12, 2008. AI’s sales increase was primarily driven by a 12.4% comparable store sales increase and sales from 20 net new stores opened during the last four quarters.

Gross profit for the twelve weeks ended July 18, 2009 was $652.7 million, or 49.3% of net sales, as compared to $586.3 million, or 47.4% of net sales, for the twelve weeks ended July 12, 2008, or an increase of 189 basis points. The increase in gross profit as a percentage of net sales was primarily due to continued investments in pricing capabilities, merchandising capabilities and parts availability, decreased inventory shrink and better store execution resulting from the impact of previous changes to better align Team Member incentives. These new capabilities are allowing us to be more targeted, with respect to our Commercial and DIY pricing strategies, and better positioned from a cost standpoint.

SG&A increased to $517.9 million, or 39.1% of net sales, for the twelve weeks ended July 18, 2009, from $458.3 million, or 37.1% of net sales, for the twelve weeks ended July 12, 2008, or an increase of 206 basis points. The increase in SG&A as a percentage of sales was primarily due to:

•
higher incentive compensation driven by a structural change we made to our incentive program for 2009 which is now based on growth rather than a fixed budget as well as a higher amount of fixed Commercial labor;

•	store divestiture expenses associated with our store divestiture plan, primarily including closed store exit costs; and
•
continued strategic capability investments, some of which we believe are beginning to drive favorable results such as improvement in our gross profit rate and growth in Commercial and DIY sales, although some of the expected benefits will be realized longer term.

These increases were partially offset by lower advertising expenses and occupancy expense leverage as a result of the Company’s 4.8% comparable store sales increase.

Operating income for the twelve weeks ended July 18, 2009 was $134.8 million, or 10.2% of net sales, as compared to $128.0 million, or 10.4% of net sales, for the twelve weeks ended July 12, 2008, or a decrease of 17 basis points. This decrease in operating income, as a percentage of net sales, reflected higher SG&A as previously discussed partially offset by an increase in gross profit. AAP produced operating income of $131.3 million, or 10.3% of net sales, for the twelve weeks ended July 18, 2009 as compared to $125.7 million, or 10.5% of net sales, for the twelve weeks ended July 12, 2008. AI generated operating income of $3.5 million for the twelve weeks ended July 18, 2009 as compared to $2.3 million for the comparable period last year. AI’s operating income increased primarily due to the positive sales results during the quarter and occupancy expense leverage as a result of the increase in sales.

Interest expense for the twelve weeks ended July 18, 2009 was $5.5 million, or 0.4% of net sales, as compared to $7.3 million, or 0.6% of net sales, for the twelve weeks ended July 12, 2008. The decrease in interest expense as a percentage of sales is primarily a result of lower outstanding borrowings during the twelve weeks ended July 18, 2009 compared to the same period ended July 12, 2008.

Income tax expense for the twelve weeks ended July 18, 2009 was $49.2 million, as compared to $45.2 million for the twelve weeks ended July 12, 2008. Our effective income tax rate was 38.0% for the twelve weeks ended July 18, 2009 compared to 37.5% for the same period ended July 12, 2008.

We generated net income of $80.3 million, or $0.83 per diluted share, for the twelve weeks ended July 18, 2009, as compared to $75.4 million, or $0.78 per diluted share, for the twelve weeks ended July 12, 2008. As a percentage of net sales, net income for the twelve weeks ended July 18, 2009 and July 12, 2008 was 6.1%. The increase in diluted earnings per share was primarily due to growth in our operating income.

Twenty-Eight Weeks Ended July 18, 2009 Compared to Twenty-Eight Weeks Ended July 12, 2008

Net sales for the twenty-eight weeks ended July 18, 2009 were $3,006.5 million, an increase of $244.6 million, or 8.9%, as compared to net sales for the twenty-eight weeks ended July 12, 2008. The net sales increase was due to an increase in comparable store sales of 6.7% and sales from the 82 net new AAP and AI stores opened during the last four quarters.

AAP produced net sales of $2,901.9 million, an increase of $225.8 million, or 8.4% as compared to net sales for the twenty-eight weeks ended July 12, 2008. AAP’s net sales increase was primarily driven by a 6.5% comparable store sales increase and sales from the 62 net new stores opened during the last four quarters. The AAP comparable store sales increase was driven by an increase in average ticket sales and overall customer traffic. AI produced net sales of $108.6 million, an increase of $22.8 million, or 26.5%, as compared to net sales for the twenty-eight weeks ended July 12, 2008. AI’s sales increase was primarily driven by an 11.5% comparable store sales increase and sales from 20 net new stores opened during the last four quarters.

Gross profit for the twenty-eight weeks ended July 18, 2009 was $1,474 million, or 49.0% of net sales, as compared to $1,311.1 million, or 47.5% of net sales, for the twenty-eight weeks ended July 12, 2008, or an increase of 158 basis points. The increase in gross profit as a percentage of net sales was primarily due to continued investments in pricing capabilities, merchandising capabilities and parts availability, decreased inventory shrink and better store execution resulting from the impact of previous changes to better align Team Member incentives.

SG&A increased to $1,182.3 million, or 39.3% of net sales, for the twenty-eight weeks ended July 18, 2009, from $1,038.9 million, or 37.6% of net sales, for the twenty-eight weeks ended July 12, 2008, or an increase of 171 basis points. The increase in SG&A as a percentage of sales was primarily due to:

•	higher incentive compensation driven by a structural change we made to our incentive program for 2009 which is now based on growth rather than a fixed budget;
•	store divestiture expenses associated with our store divestiture plan, primarily including closed store exit costs; and
•
continued strategic capability investments, some of which we believe are beginning to drive favorable results such as improvement in our gross profit rate and growth in Commercial and DIY sales, although some of the expected benefits will be realized longer term.

These increases were partially offset by lower advertising expenses and occupancy expense leverage as a result of the Company’s 6.7% comparable store sales increase.

Operating income for the twenty-eight weeks ended July 18, 2009 was $292.4 million, or 9.7% of net sales, as compared to $272.2 million, or 9.9% of net sales, for the twenty-eight weeks ended July 12, 2008, or a decrease of 13 basis points. This decrease in operating income, as a percentage of net sales, reflected higher SG&A as previously discussed partially offset by an increase in gross profit. AAP produced operating income of $287.5 million, or 9.9% of net sales, for the twenty-eight weeks ended July 18, 2009 as compared to $270.1 million, or 10.1% of net sales, for the twenty-eight weeks ended July 12, 2008. AI generated operating income of $4.8 million for the twenty-eight weeks ended July 18, 2009 as compared to $2.1 million operating income for the comparable period last year. AI’s operating income increased primarily due to the positive sales results during the quarter and occupancy expense leverage as a result of the increase in sales.

Interest expense for the twenty-eight weeks ended July 18, 2009 was $13.1 million, or 0.4% of net sales, as compared to $19.6 million, or 0.7% of net sales, for the twenty-eight weeks ended July 12, 2008. The decrease in interest expense as a percentage of sales is primarily a result of lower outstanding borrowings during the twenty-eight weeks ended July 18, 2009 compared to the same period ended July 12, 2008.

Income tax expense for the twenty-eight weeks ended July 18, 2009 was $105.5 million, as compared to $95.1 million for the twenty-eight weeks ended July 12, 2008. Our effective income tax rate was 37.8% for the twenty-eight weeks ended July 18, 2009 compared to 37.7% for the same period ended July 12, 2008.

We generated net income of $173.9 million, or $1.82 per diluted share, for the twenty-eight weeks ended July 18, 2009, as compared to $157.5 million, or $1.64 per diluted share, for the twenty-eight weeks ended July 12, 2008. As a percentage of net sales, net income for the twenty-eight weeks ended July 18, 2009 and July 12, 2008 was 5.8% and 5.7%, respectively. The increase in diluted earnings per share was primarily due to growth in our operating income.

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

At July 18, 2009, our cash and cash equivalents balance was $126.4 million, an increase of $89.0 million compared to January 3, 2009. This increase resulted from additional cash flow from operating activities (including higher earnings and reduction in working capital) and proceeds from common stock, partially offset by capital expenditures and the repayment of debt. Additional discussion of our cash flow results is set forth in the “Analysis of Cash Flows” section.

Our outstanding indebtedness was $176.6 million lower at July 18, 2009 when compared to January 3, 2009 and consisted of borrowings of $75.0 million under our revolving credit facility, $200.0 million under our term loan, $3.7 million outstanding on an economic development note and $0.9 outstanding under other financing arrangements. Additionally, we had $103.8 million in letters of credit outstanding, which reduced our total availability under the revolving credit facility to $571.2 million. The letters of credit serve as collateral for our self-insurance policies and routine purchases of imported merchandise.

In light of the uncertainty in the credit markets, it is possible that one or more of the banks in our revolving credit facility syndicate may be unable to provide our remaining available credit. We have 15 lenders participating in our revolving credit facility, each with a commitment of not more than 15% of the total $750 million commitment. All of these lenders have met their contractual funding commitments to us through July 18, 2009. An inability to obtain sufficient financing at cost-effective rates could have a materially adverse impact on our business, financial condition, results of operations and cash flows.

Capital Expenditures

Our primary capital requirements have been the funding of our continued store expansion program, including new store openings and store acquisitions, store relocations, maintenance of existing stores, the construction and upgrading of distribution centers, and the development of proprietary information systems and purchased information systems. Our capital expenditures were $90.8 million for the twenty-eight weeks ended July 18, 2009, or $15.1 million less than the comparable period of fiscal 2008. During the twenty-eight weeks ended July 18, 2009, we opened 69 stores, relocated 6 stores and remodeled 4 stores.

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

Vendor Financing Program

Historically, we have negotiated extended payment terms from suppliers that help finance inventory growth. We have a short-term financing program with a bank for certain merchandise purchases. In substance, the program allows us to borrow money from the bank to finance purchases from our vendors. This program allows us to further reduce our working capital invested in current inventory levels and finance future inventory growth. At July 18, 2009 and January 3, 2009, $78.7 million and $136.4 million, respectively, was payable to the bank by us under this program.

We are anticipating the balance in financed vendor accounts payable to diminish as we transition our merchandise vendors to customer-managed services arrangements, or vendor program. As of July 18, 2009, we had approximately $107 million in outstanding payables under our vendor program. It is possible that any ongoing or worsening deterioration in the credit markets could adversely impact funding for the vendor program, which would reduce our anticipated savings, including but not limited to, causing us to increase our borrowings under our revolving credit facility.

Stock Repurchase Program

During the twelve weeks ended July 18, 2009, we repurchased 0.3 million shares of common stock at an aggregate cost of $14.4 million, or an average price of $41.71 per share. No shares were repurchased during the first quarter of fiscal 2009. These shares were repurchased in accordance with our $250 million stock repurchase program authorized by our Board of Directors in the second quarter of fiscal 2008.

During the twelve weeks ended July 12, 2008, we repurchased 0.2 million shares of common stock at an aggregate cost of $7.5 million, or an average price of $37.22 per share. As of July 12, 2008, 0.1 million shares remained unsettled at an aggregate cost of $3.4 million. During the twenty-eight weeks ended July 12, 2008, we repurchased 4.8 million shares of common stock at an aggregate cost of $162.8 million, or an aggregate price of $34.18 per share, of which 4.6 million shares of common stock were repurchased under the previous $500 million stock repurchase program. Additionally, we settled $3.0 million on shares repurchased prior to the end of fiscal 2007.

As of July 18, 2009, we had $174.6 million remaining under the $250 million stock repurchase program, excluding related expenses.

Dividend

During the twenty-eight weeks ended July 18, 2009, we paid $17.1 million in quarterly cash dividends, $5.7 million of which was declared during each of our first and second quarters of fiscal 2009. Subsequent to July 18, 2009, our Board of Directors declared a quarterly dividend of $0.06 per share to be paid on October 9, 2009 to all common stockholders of record on September 25, 2009.

Analysis of Cash Flows

A summary and analysis of our cash flows for the twenty-eight week period ended July 18, 2009 as compared to the twenty-eight week period ended July 12, 2008 is included below.

	TwentyEight Week Periods Ended
	July 18, 2009	July 12, 2008
	(in millions)

Cash flows from operating activities	$433.8	$350.0
Cash flows from investing activities	(88.7)	(105.2)
Cash flows from financing activities	(256.1)	(240.0)
Net increase in cash and
cash equivalents	$89.0	$4.8

2BUOperating Activities

For the twenty-eight weeks ended July 18, 2009, net cash provided by operating activities increased $83.8 million to $433.8 million, as compared to the twenty-eight weeks ended July 12, 2008. This net increase in operating cash was driven primarily by:

•	an increase in net income of $16.4 million during the twenty-eight weeks ended July 18, 2009 as compared to the comparable period in 2008;
•
a $32.5 million increase in cash flows from inventory, net of accounts payable, reflective of our slow down in inventory growth combined with the addition of vendors to our new vendor program (this increase is offset by the reduction of financed vendor account payable included under Financing Activities as a result of our vendor program transition);

•	a $13.1 million reduction in other working capital; and
•	a $13.2 million increase in provision for deferred income taxes.

UInvesting Activities

For the twenty-eight weeks ended July 18, 2009, net cash used in investing activities decreased by $16.5 million to $88.7 million, as compared to the twenty-eight weeks ended July 12, 2008. The net decrease in cash used was primarily due to timing in store development expenditures and fewer stores opened and relocated partially offset by an increase in routine spending on our existing stores.

3BUFinancing Activities

For the twenty-eight weeks ended July 18, 2009, net cash used in financing activities decreased by $16.1 million to $256.1 million, as compared to the twenty-eight weeks ended July 12, 2008.

Cash flows from financing activities increased primarily as result of:

•	a decrease of $148.1 million in repurchases of common stock under our stock repurchase program;
•	a $9.5 million cash inflow resulting from the timing of bank overdrafts; and
•	an $9.9 million increase from the issuance of common stock, resulting from an increase in the exercise of stock options.

Cash flows from financing activities decreased primarily as result of:

•	a $124.1 million reduction in net borrowings, primarily under our revolving credit facility, reflective of our significant repayments made during 2009; and
•	a $57.5 million decrease in financed vendor accounts payable driven by the transition of our vendors from our vendor financing program to our new vendor program.

4BOff-Balance-Sheet Arrangements

As of July 18, 2009, we had no off-balance-sheet arrangements as defined in Regulation S-K Item 303 of the SEC regulations. We include other off-balance-sheet arrangements in our contractual obligation table, including operating lease payments, interest payments on our credit facility and letters of credit outstanding.

5BContractual Obligations

As of July 18, 2009, there were no material changes to our outstanding contractual obligations other than the reduction in our long-term debt.  For information regarding our contractual obligations see “Contractual Obligations” in our 2008 Form 10-K.

9BLong-Term Debt

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

At July 18, 2009, we had interest rate swaps in place that effectively fixed our interest rate on approximately 98% of our long-term debt as a result of the first quarter reduction in the revolver balance.

Guarantees and Covenants

The term loan and revolving credit facility are fully and unconditionally guaranteed by Advance Auto Parts, Inc. Our debt agreements collectively contain covenants restricting our ability to, among other things: (1) create, incur or assume additional debt (including hedging arrangements), (2) incur liens or engage in sale-leaseback transactions, (3) make loans and investments, (4) guarantee obligations, (5) engage in certain mergers, acquisitions and asset sales, (6) change the nature of our business and the business conducted by our subsidiaries and (7) change our status as a holding company. We are required to comply with financial covenants with respect to a maximum leverage ratio and a minimum consolidated coverage ratio. We were in compliance with these covenants at July 18,

2009 and January 3, 2009. Our term loan and revolving credit facility also provide for customary events of default, covenant defaults and cross-defaults to our other material indebtedness.

Credit Ratings

At July 18, 2009, we had a credit rating from Standard & Poor’s of BB+ and a credit rating of Ba1 from Moody’s Investor Service, unchanged from January 3, 2009. Subsequent to July 18, 2009, we received an improved outlook from Standard & Poor’s and Moody’s from negative to stable and from stable to positive, respectively. This change in outlook does not affect our current credit ratings. The current pricing grid used to determine our borrowing rates under our term loan and revolving credit facility is based on our credit ratings. If these credit ratings decline, our interest expense may increase. Conversely, if these credit ratings improve, our interest expense may decrease. If our credit ratings decline, our access to financing may become more limited.

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

Recent Accounting Developments

We adopted several new accounting pronouncements as of the beginning of fiscal 2009 which are discussed below.

Earnings per Share

We compute earnings per share in accordance with Statement of Financial Accounting Standards, or SFAS, No. 128, “Earnings per Share.” Basic earnings per common share is computed by dividing net income applicable to common shares by the weighted average number of shares of common stock outstanding during the period. On January 4, 2009, we adopted FASB Staff Position (“FSP”) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP EITF 03-6-1 addresses whether instruments granted in share-based payment awards are participating securities prior to vesting, and therefore, need to be included in the earnings allocation when computing earnings per share under the two-class method as described in SFAS No. 128.

 In accordance with FSP EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Certain of the Company’s shares granted to employees in the form of restricted stock are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per share. Upon adoption, prior-period earnings per share data presented are adjusted retrospectively if applicable. Our diluted earnings per share decreased by $0.01 for both the twelve and twenty-eight week periods July 12, 2008.

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

New Accounting Pronouncements

Effective for the second quarter of fiscal 2009, we adopted the provisions of FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” on a prospective basis. This FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures regarding fair value of financial instruments in interim financial statements, as well as in annual financial statements. The adoption had no impact on our consolidated financial statements other than the additional disclosures.

Effective for the second quarter of fiscal 2009, we adopted the provisions of FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” on a prospective basis. This FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements” when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate if a transaction is not orderly (i.e., a forced liquidation or distressed sale). The adoption of the provisions of FSP FAS 157-4 did not have an impact on our consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” which sets forth general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  SFAS No. 165 was effective for interim and annual periods ending after June 15, 2009, which included our reporting period for the twelve weeks ended July 18, 2009. We evaluated all activity through August 27, 2009 (the issuance date of the financial statements) and concluded that no subsequent events have occurred that would require recognition in the condensed consolidated financial statements or disclosure in the related notes to the condensed consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — A Replacement of FASB Statement No. 162.” The FASB Accounting Standards Codification (“Codification”) will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. SFAS No. 168 was not anticipated to change GAAP and we do not expect the adoption to have a material impact on the preparation of our consolidated financial statements.

10BITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to cash flow risk due to changes in interest rates with respect to our long-term bank debt as a result of the movements in LIBOR. Our long-term bank debt consists of borrowings under a revolving credit facility and a term loan. While we cannot predict the impact interest rate movements will have on our bank debt, exposure to rate changes is managed through the use of hedging activities. Our cash flow risk decreased during the twenty-eight weeks ended July 18, 2009 as a result of paying down a significant portion of our revolving credit facility balance.

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

10BITEM 4.	CONTROLS AND PROCEDURES

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended July 18, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

6BPART II.  OTHER INFORMATION

11B
ITEM 2.                      UNREGISTERED SALES OF EQUITY SECRURITIES AND USE OF PROCEEDS

The following table sets forth the information with respect to repurchases of our common stock for the quarter ended July 18, 2009 (amounts in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs (2)(3)

April 26, 2009, to May 23, 2009	-	$-	-	$188,911
May 24, 2009, to June 20, 2009	122	41.38	122	183,866
June 21, 2009, to July 18, 2009	223	41.84	223	174,552

Total	345	$41.68	345	$174,552

(1)	Average price paid per share excludes related expenses paid on previous repurchases.
(2)
All of the above repurchases were made on the open market at prevailing market rates plus related expenses under our stock repurchase program, which authorized the repurchase of up to $250 million in common stock. Our stock repurchase program was authorized by our Board of Directors and publicly announced on May 15, 2008.

(3)	The maximum dollar value yet to be purchased under our stock repurchase program excludes related expenses paid on previous purchases or anticipated expenses on future purchases.

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our annual meeting of stockholders on May 20, 2009. The following matters were submitted to the vote of security holders at the meeting:

1.	Election of nominees to our board of directors. All nominees were elected as indicated by the following vote counts:

Nominee	Votes For	Votes Withheld

John F. Bergstrom	73,090,478	6,863,313
John C. Brouillard	73,439,990	6,513,801
Darren R. Jackson	73,724,161	6,229,630
William S. Oglesby	73,240,315	6,713,476
Gilbert T. Ray	73,185,874	6,767,917
Carlos A. Saladrigas	73,690,294	6,263,497
Francesca M. Spinelli	73,274,128	6,679,663

2.	The stockholders voted upon and approved the ratification of Deloitte & Touche LLP as our independent registered public accounting firm for 2009. The vote on the proposal was as follows:

For	Against	Abstentions

79,927,125	13,826	12,840

ITEM 6.                      EXHIBITS

3.1 (1)	Restated Certificate of Incorporation of Advance Auto Parts, Inc. ("Advance Auto")(as amended on May 19, 2004).

3.2 (2)	Amended and Restated Bylaws of Advance Auto (effective August 12, 2009).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Filed on May 20, 2004 as an exhibit to Current Report on Form 8-K of Advance Auto.
(2) Filed on August 17, 2009 as an exhibit to Current Report on Form 8-K of Advance Auto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCE AUTO PARTS, INC.

August 27, 2009	By:	/s/ Michael A. Norona
Michael A. Norona Executive Vice President, Chief Financial Officer and Assistant Secretary

S-1

EXHIBIT INDEX

		Exhibit Description

3.1	(1)	Restated Certificate of Incorporation of Advance Auto (as amended on May 19, 2004).

3.2	(2)	Amended and Restated Bylaws of Advance Auto (effective August 12, 2009).

31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Filed on May 20, 2004 as an exhibit to Current Report on Form 8-K of Advance Auto.
(2) Filed on August 17, 2009 as an exhibit to Current Report on Form 8-K of Advance Auto.