Form 10-Q
period 2009-10-10
ADVANCE AUTO PARTS INC
filed 2009-11-19
CIK 1158449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 10, 2009
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

As of November 16, 2009, the registrant had outstanding 94,631,221 shares of Common Stock, par value $0.0001 per share (the only class of common stock of the registrant outstanding).

i

PART I.  FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
October 10, 2009 and January 3, 2009
(in thousands, except per share data)
(unaudited)

	October 10,	January 3,
Assets	2009	2009

Current assets:
Cash and cash equivalents	$216,215	$37,358
Receivables, net	92,993	97,203
Inventories, net	1,657,067	1,623,088
Other current assets	46,381	49,977
Total current assets	2,012,656	1,807,626
Property and equipment, net of accumulated depreciation of
$884,027 and $817,428	1,070,217	1,071,405
Assets held for sale	3,062	2,301
Goodwill	34,387	34,603
Intangible assets, net	26,670	27,567
Other assets, net	18,906	20,563
	$3,165,898	$2,964,065
Liabilities and Stockholders' Equity
Current liabilities:
Bank overdrafts	$-	$20,588
Current portion of long-term debt	1,307	1,003
Financed vendor accounts payable	51,953	136,386
Accounts payable	959,692	791,330
Accrued expenses	400,965	372,510
Other current liabilities	59,041	43,177
Total current liabilities	1,472,958	1,364,994
Long-term debt	278,149	455,161
Other long-term liabilities	122,235	68,744
Commitments and contingencies
Stockholders' equity:
Preferred stock, nonvoting, $0.0001 par value,
10,000 shares authorized; no shares issued or outstanding	-	-
Common stock, voting, $0.0001 par value, 200,000 shares authorized;
104,036 shares issued and 94,663 outstanding at October 10, 2009
and 103,000 shares issued and 94,852 outstanding at January 3, 2009	10	10
Additional paid-in capital	382,766	335,991
Treasury stock, at cost, 9,373 and 8,148 shares	(340,681)	(291,114)
Accumulated other comprehensive loss	(7,946)	(9,349)
Retained earnings	1,258,407	1,039,628
Total stockholders' equity	1,292,556	1,075,166
	$3,165,898	$2,964,065

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
For the Twelve and Forty Week Periods Ended
October 10, 2009 and October 4, 2008
(in thousands, except per share data)
(unaudited)

	Twelve Week Periods Ended		Forty Week Periods Ended
	October 10,	October 4,	October 10,	October 4,
	2009	2008	2009	2008

Net sales	$1,262,576	$1,187,952	$4,269,056	$3,949,867
Cost of sales, including purchasing and warehousing costs	641,117	625,777	2,172,959	2,076,555
Gross profit	621,459	562,175	2,096,097	1,873,312
Selling, general and administrative expenses	516,604	466,278	1,698,885	1,505,178
Operating income	104,855	95,897	397,212	368,134
Other, net:
Interest expense	(5,339)	(6,672)	(18,430)	(26,247)
Other income (expense), net	487	(223)	633	(287)
Total other, net	(4,852)	(6,895)	(17,797)	(26,534)
Income before provision for income taxes	100,003	89,002	379,415	341,600
Provision for income taxes	38,024	32,847	143,521	127,973
Net income	$61,979	$56,155	$235,894	$213,627

Basic earnings per share	$0.65	$0.59	$2.48	$2.24

Diluted earnings per share	$0.65	$0.58	$2.46	$2.23

Average common shares outstanding	94,656	95,019	94,647	95,003

Average common shares outstanding - assuming dilution	95,474	95,758	95,325	95,669

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the Forty Week Periods Ended
October 10, 2009 and October 4, 2008
(in thousands)
(unaudited)

	Forty Week Periods Ended
	October 10,	October 4,
	2009	2008
Cash flows from operating activities:
Net income	$235,894	$213,627
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	114,856	113,297
Amortization of deferred debt issuance costs	277	277
Share-based compensation	13,446	13,405
Loss on property and equipment, net	7,979	1,272
Provision (benefit) for deferred income taxes	56,013	(1,465)
Excess tax benefit from share-based compensation	(2,531)	(8,994)
Net decrease (increase) in:
Receivables, net	4,210	(8,518)
Inventories, net	(33,979)	(187,741)
Other assets	4,988	7,501
Net increase in:
Accounts payable	168,362	164,869
Accrued expenses	43,576	60,656
Other liabilities	15,359	7,658
Net cash provided by operating activities	628,450	375,844
Cash flows from investing activities:
Purchases of property and equipment	(132,622)	(136,954)
Proceeds from sales of property and equipment	2,565	6,351
Other	-	(3,413)
Net cash used in investing activities	(130,057)	(134,016)
Cash flows from financing activities:
Decrease in bank overdrafts	(20,565)	(30,000)
(Decrease) increase in financed vendor accounts payable	(84,433)	28,380
Dividends paid	(22,772)	(23,155)
Payments on note payable	(512)	(498)
Borrowings under credit facilities	173,400	301,700
Payments on credit facilities	(349,900)	(335,700)
Proceeds from the issuance of common stock, primarily exercise
of stock options	31,978	34,533
Excess tax benefit from share-based compensation	2,531	8,994
Repurchase of common stock	(49,567)	(219,429)
Other	304	-
Net cash used in financing activities	(319,536)	(235,175)
Net increase in cash and cash equivalents	178,857	6,653
Cash and cash equivalents, beginning of period	37,358	14,654
Cash and cash equivalents, end of period	$216,215	$21,307

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows - (Continued)
For the Forty Week Periods Ended
October 10, 2009 and October 4, 2008
(in thousands)
(unaudited)

	Forty Week Periods Ended
	October 10,	October 4,
	2009	2008

Supplemental cash flow information:
Interest paid	$17,868	$21,100
Income tax payments, net	98,551	106,418
Non-cash transactions:
Accrued purchases of property and equipment	19,488	22,584
Changes in other comprehensive income (loss)	1,403	(2,550)

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 10, 2009 and October 4, 2008
(in thousands, except per share data)
(unaudited)

1.	Basis of Presentation:

The accompanying condensed consolidated financial statements include the accounts of Advance Auto Parts, Inc. and its wholly owned subsidiaries, or the Company. All significant intercompany balances and transactions have been eliminated in consolidation.

The condensed consolidated balance sheets as of October 10, 2009 and January 3, 2009, the condensed consolidated statements of operations for the twelve and forty week periods ended October 10, 2009 and October 4, 2008, and the condensed consolidated statements of cash flows for the forty week periods ended October 10, 2009 and October 4, 2008, have been prepared by the Company. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position of the Company, the results of its operations and cash flows have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s consolidated financial statements for the fiscal year ended January 3, 2009.

The results of operations for the interim periods are not necessarily indicative of the operating results to be expected for the full fiscal year.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

Vendor Incentives

The Company receives incentives in the form of reductions to amounts owed and/or payments from vendors related to cooperative advertising allowances, volume rebates and other promotional considerations. Many of these incentives are under long-term agreements (terms in excess of one year), while others are negotiated on an annual basis or less (short-term). Both cooperative advertising allowances and volume rebates are earned based on inventory purchases and initially recorded as a reduction to inventory. These deferred amounts are included as a reduction to cost of sales as the inventory is sold since these payments do not represent reimbursements for specific, incremental and identifiable costs. Total deferred vendor incentives included in Inventory, net were $47,206 and $50,527 at October 10, 2009 and January 3, 2009, respectively.

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

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 10, 2009 and October 4, 2008
(in thousands, except per share data)
(unaudited)

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

Sales Returns and Allowances

The Company’s accounting policy for sales returns and allowances consists of establishing reserves for estimated returns at the time of sale. The Company estimates returns based on current sales levels and the Company’s historical return experience on a specific product basis. The Company’s reserve for sales returns and allowances was not material at October 10, 2009 and January 3, 2009.

Financed Vendor Accounts Payable

The Company is party to a short-term financing program with a bank allowing it to extend its payment terms on certain merchandise purchases. The substance of the program is for the Company to borrow money from the bank to finance purchases from vendors. The Company records any discount given by the vendor to its inventory and accretes this discount to the resulting short-term payable to the bank through interest expense over the extended term. At October 10, 2009 and January 3, 2009, $51,953 and $136,386, respectively, was payable to the bank by the Company under this program and is included in the accompanying condensed consolidated balance sheets as Financed vendor accounts payable.

The balance in Financed vendor accounts payable continues to diminish as the Company transitions its merchandise vendors to customer-managed services arrangements.

Earnings per Share

The Company computes earnings per share in accordance with SFAS No. 128, “Earnings per Share” and FASB Staff Position, or FSP, EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (collectively now under ASC Topic 260). The Company adopted FSP EITF 03-6-1 effective January 4, 2009 (the Company’s first quarter), which addresses whether instruments granted in share-based payment awards are participating securities prior to vesting, and therefore, need to be included in the earnings allocation when computing earnings per share under the two-class method as described in SFAS No. 128. In accordance with FSP EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 10, 2009 and October 4, 2008
(in thousands, except per share data)
(unaudited)

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
wider variety and greater supply of inventory, or
HUB stores, and Parts Delivered Quickly warehouses,
or PDQ®s, to our retail stores after the customer
has special-ordered the merchandise.

Please see Note 2 for a discussion of a change in accounting principle for costs included in inventory.

New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board, or FASB, approved the FASB Accounting Standards Codification, or ASC, as the single source of authoritative nongovernmental GAAP. All existing accounting standard guidance issued by the FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and related literature, excluding guidance from the Securities and Exchange Commission, or SEC, has been superseded by the ASC. All other non-grandfathered, non-SEC accounting literature not included in the ASC has become non-authoritative. The ASC did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The ASC was effective for interim or annual periods ending after September 15, 2009.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 10, 2009 and October 4, 2008
(in thousands, except per share data)
(unaudited)

Accordingly, the Company adopted the ASC as of October 10, 2009 as provided by Accounting Standards Update, or ASU, No. 2009-01, “Topic 105 – Generally Accepted Accounting Principles – amendments based on Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles.” As a result of this adoption, previous references to new accounting standards and literature are no longer applicable. In the current quarter financial statements, the Company has provided references to both new and old guidance to assist in understanding the impacts of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the ASC.

Effective October 10, 2009, the Company adopted ASU No. 2009-05, “Fair Value Measurements and Disclosures (ASC Topic 820): Measuring Liabilities at Fair Value.” This ASU provides amendments to ASC Topic 820-10, “Fair Value Measurements and Disclosures – Overall,” for the fair value measurement of liabilities. It provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using (a) a valuation technique that uses the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities and/or (b) an income approach valuation technique or a market approach valuation technique, consistent with the principles of ASC Topic 820.  The adoption did not have a significant impact on the Company’s consolidated financial statements.

                   Effective July 18, 2009 (the Company’s second quarter), the Company adopted FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (currently included in ASC Topic 820-10-65-4). This FSP provides guidance for estimating the fair value of an asset or liability when the volume and level of activity for the asset or liability have significantly decreased, as well as guidance on identifying circumstances that indicate a transaction is not orderly. It also requires disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, during the period. The adoption had no significant impact on the Company’s consolidated financial statements.

Effective July 18, 2009 (the Company’s second quarter), the Company adopted FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (currently included in ASC Topic 825-10-65-1). This FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. This FSP also requires disclosure about the methods and significant assumptions used to estimate the fair value of financial instruments and changes in those methods and significant assumptions, if any, during the period. The adoption had no impact on the Company’s consolidated financial statements other than the additional disclosures.

Effective July 18, 2009 (the Company’s second quarter), the Company adopted SFAS No. 165, “Subsequent Events” (currently ASC Topic 855-10).  This statement sets forth general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  The Company evaluated all activity through November 19, 2009 (the issuance date of the financial statements) and concluded that no subsequent events have occurred that would require recognition in the condensed consolidated financial statements or disclosure in the related notes to the condensed consolidated financial statements.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 10, 2009 and October 4, 2008
(in thousands, except per share data)
(unaudited)

2.	Change in Accounting Principle:

Effective January 4, 2009, the Company implemented a change in accounting principle for costs included in inventory. Under the Company’s historical accounting policy, freight and other handling costs (collectively “handling costs”) associated with moving merchandise inventories from our distribution centers to our retail stores and handling costs associated with moving our merchandise inventories from our vendors to our distribution centers were capitalized as inventory and expensed in cost of sales as inventory was sold. However, handling costs associated with moving merchandise inventories from our HUB stores and PDQ®s to our retail stores after a customer had special-ordered the merchandise were expensed as incurred in SG&A.

The change relates to capitalizing handling costs associated with moving merchandise inventories from our HUB stores and PDQ®s to our retail stores, which are now treated as inventory product costs. Such costs are includable in inventory and expensed in cost of sales as inventory is sold because they related to the acquisition of goods for resale by the Company. The Company has determined that it is preferable to capitalize such handling costs into inventory because it better represents the costs incurred to prepare inventory for sale to the customer and it is consistent with the Company’s treatment of other handling costs associated with moving merchandise inventories from our distribution centers to our retail stores.

The change in accounting principle has been retrospectively applied to all prior periods presented herein related to cost of sales and SG&A. However, because the inventory transferred is typically at the retail store for only one or two days until customer pick-up, the current and historical impact of this change on the consolidated balance sheets, consolidated net income, earnings per share, and consolidated statements of cash flows is not material and, as a result, Inventories, net was not adjusted. Accordingly, there is no impact on any financial statement line items other than cost of sales and SG&A, and there was no cumulative effect of the change in accounting principle on retained earnings. The change in accounting principle was initially reported in the Company’s first quarter Form 10-Q for fiscal 2009. The tables below represent the impact of the accounting change on the current periods presented for the twelve and forty weeks ended October 10, 2009 and previously reported amounts for the comparable periods in fiscal 2008:

	Twelve week period ended October 10, 2009			Forty week period ended October 10, 2009
	Prior to Effect of Accounting Change	Adjustments	As Reported	Prior to Effect of Accounting Change	Adjustments	As Reported
Cost of sales, including purchasing
and warehousing costs	$623,963	$17,154	$641,117	$2,121,168	$51,791	$2,172,959

Gross profit	$638,613	$(17,154)	$621,459	$2,147,888	$(51,791)	$2,096,097

Selling, general and administrative expenses	$533,758	$(17,154)	$516,604	$1,750,676	$(51,791)	$1,698,885

	Twelve week period ended October 4, 2008			Forty week period ended October 4, 2008
	As Previously Reported	Adjustments	As Adjusted	As Previously Reported	Adjustments	As Adjusted
Cost of sales, including purchasing
and warehousing costs	$610,833	$14,944	$625,777	$2,028,459	$48,096	$2,076,555

Gross profit	$577,119	$(14,944)	$562,175	$1,921,408	$(48,096)	$1,873,312

Selling, general and administrative expenses	$481,222	$(14,944)	$466,278	$1,553,274	$(48,096)	$1,505,178

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 10, 2009 and October 4, 2008
(in thousands, except per share data)
(unaudited)

3.	Store Closures and Impairment:

For fiscal 2009, the Company currently expects to divest a total of approximately 40 to 50 stores as part of its store divestiture plan. These store closures will be in addition to approximately 15 stores that will also be closed throughout 2009 as part of the Company’s routine review and closure of underperforming stores at or near the end of their respective lease terms. The store divestiture plan consisted of a review of operating stores to identify locations for potential closing based on both financial and operating factors. These factors included cash flow, profitability, strategic market importance, store full potential and current lease rates.

As of October 10, 2009, the Company had identified 45 stores to close as part of its store divestiture plan. During the twelve weeks ended October 10, 2009, the Company closed 13 stores, 12 of which were under the store divestiture plan. During the forty weeks ended October 10, 2009, the Company closed 43 stores, 36 of which were closed under the store divestiture plan.

During the twelve and forty weeks ended October 10, 2009, the Company recognized $7,129 and $22,235, respectively, of total expense associated with the 45 stores identified to be closed, or divestiture expense. For the twelve and forty weeks ended October 10, 2009, divestiture expense included closed store exit costs of $6,655 and $17,502, respectively. The closed store exit costs primarily included the establishment of the liability for future lease obligations as well as severance. Closed store liabilities primarily include the present value of the remaining lease obligations and management’s estimate of future costs of insurance, property tax and common area maintenance (reduced by the present value of estimated revenues from subleases and lease buyouts). New provisions are established by a charge to SG&A in the accompanying consolidated statement of operations at the time the facilities actually close.

A summary of the Company’s closed store liabilities, which are recorded in accrued expenses (current portion) and long-term liabilities (long-term portion) in the accompanying condensed consolidated balance sheet, are presented in the following table:

	Lease Obligations	Severance and Other Exit	Total
For the twelve weeks ended October 10, 2009:

Closed Store Liabilities, July 18, 2009:	$12,242	$-	$12,242
Reserves established	6,756	205	6,961
Change in estimates	(69)	-	(69)
Reserves utilized	(1,008)	(205)	(1,213)
Closed Store Liabilities, October 10, 2009	$17,921	$-	$17,921

For the forty weeks ended October 10, 2009:

Closed Store Liabilities, January 3, 2009	$5,067	$-	$5,067
Reserves established	17,068	630	17,698
Change in estimates	(440)	-	(440)
Reserves utilized	(3,774)	(630)	(4,404)
Closed Store Liabilities, October 10, 2009	$17,921	$-	$17,921

The Company’s ending closed store liabilities at October 10, 2009 included $15,555 related to the store divestiture plan.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 10, 2009 and October 4, 2008
(in thousands, except per share data)
(unaudited)

The Company also included impairment charges of $474 and $4,733 in its total divestiture expense during the twelve and forty weeks ended October 10, 2009, respectively. The impairment charges, which primarily consisted of the impairment of store assets contained in leased store locations where the carrying amount of those assets is not recoverable, are included in SG&A in the accompanying condensed consolidated statement of operations.

4.	Inventories, net:

Merchandise Inventory

Inventories are stated at the lower of cost or market. The Company used the LIFO method of accounting for approximately 95% of inventories at both October 10, 2009 and January 3, 2009. Under LIFO, the Company’s cost of sales reflects the costs of the most recently purchased inventories, while the inventory carrying balance represents the costs for inventories purchased in fiscal 2009 and prior years. Historically, the Company’s overall costs to acquire inventory for the same or similar products have been decreasing due to the Company’s significant growth. As a result of utilizing LIFO, the Company recorded a reduction to cost of sales of $16,577 and $6,118 for the forty weeks ended October 10, 2009 and October 4, 2008, respectively.

An actual valuation of inventory under the LIFO method is performed by the Company at the end of each fiscal year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must be based on management’s estimates of expected fiscal year-end inventory levels and costs.

Product Cores

The remaining inventories are comprised of product cores, the non-consumable portion of certain parts and batteries, which are valued under the first-in, first-out ("FIFO") method. Product cores are included as part of the Company’s merchandise costs that are either passed on to the customer or returned to the vendor. Because product cores are not subject to frequent cost changes like the Company’s other merchandise inventory, there is no material difference when applying either the LIFO or FIFO valuation method.

Inventory Overhead Costs

The Company capitalizes certain purchasing and warehousing costs into inventory. Purchasing and warehousing costs included in inventory, at FIFO, at October 10, 2009 and January 3, 2009, were $104,836 and $104,594, respectively.

Inventory Balances and Inventory Reserves

Inventory balances at October 10, 2009 and January 3, 2009 were as follows:

	October 10,	January 3,
	2009	2009
Inventories at FIFO, net	$1,559,273	$1,541,871
Adjustments to state inventories at LIFO	97,794	81,217
Inventories at LIFO, net	$1,657,067	$1,623,088

Inventory quantities are tracked through a perpetual inventory system. The Company uses a cycle counting program in all distribution centers and PDQ®s to ensure the accuracy of the perpetual inventory quantities of both

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 10, 2009 and October 4, 2008
(in thousands, except per share data)
(unaudited)

merchandise and product core inventory. For our retail stores, the Company began completing physical inventories during its third quarter of fiscal 2008 in addition to cycle counting to ensure the accuracy of the perpetual inventory quantities of both merchandise and core inventory in these locations. The Company establishes reserves for estimated shrink based on results of completed physical inventories, actual results from recent cycle counts and historical results from the Company’s cycle counting program.

The Company also establishes reserves for potentially excess and obsolete inventories based on (i) current inventory levels, (ii) the historical analysis of product sales and (iii) current market conditions. The Company provides reserves when less than full credit is expected from a vendor or when liquidating product will result in retail prices below recorded costs. The Company’s reserves against inventory for these matters were $24,042 and $62,898 at October 10, 2009 and January 3, 2009, respectively. The reduction in the Company’s inventory reserves during the forty weeks ended October 10, 2009 is primarily related to the utilization of its reserve for slow moving inventory primarily established during the fourth quarter of fiscal 2008 in connection with a change in inventory management approach for slow moving inventory.

5.	Goodwill and Intangible Assets:

Goodwill

The following table reflects the carrying amount of goodwill pertaining to the Company’s two segments, and the changes in goodwill carrying amounts, for the forty weeks ended October 10, 2009:

	AAP Segment	AI Segment	Total

Balance at January 3, 2009	$16,093	$18,510	$34,603
Fiscal 2009 activity	-	(216)	(216)
Balance at October 10, 2009	$16,093	$18,294	$34,387

Intangible Assets Other Than Goodwill

The carrying amount and accumulated amortization of acquired intangible assets as of October 10, 2009 and January 3, 2009 are comprised of the following:

	Acquired intangible assets
			Not Subject
	Subject to Amortization		to Amortization
	Customer		Trademark and	Intangible
	Relationships	Other	Tradenames	Assets, net

Gross carrying amount at January 3, 2009	$9,800	$885	$20,550	$31,235
Accumulated Amortization	3,234	434	-	3,668
Net book value at January 3, 2009	$6,566	$451	$20,550	$27,567

Gross carrying amount at October 10, 2009	$9,800	$885	$20,550	$31,235
Accumulated Amortization	4,035	530	-	4,565
Net book value at October 10, 2009	$5,765	$355	$20,550	$26,670

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 10, 2009 and October 4, 2008
(in thousands, except per share data)
(unaudited)

	Twelve Weeks Ended		Forty Weeks Ended
	October 10, 2009	October 4, 2008	October 10, 2009	October 4, 2008
Amortization expense	$252	$296	$897	$905

Future Amortization Expense

The table below shows expected amortization expense for the next five years for acquired intangible assets recorded as of October 10, 2009:

Fiscal Year
Remainder of 2009	$250
2010	1,059
2011	967
2012	967
2013	967

6.	Receivables, net:

Receivables consist of the following:

	October 10, 2009	January 3, 2009

Trade	$18,732	$17,843
Vendor	76,293	81,265
Other	3,175	3,125
Total receivables	98,200	102,233
Less: Allowance for doubtful accounts	(5,207)	(5,030)
Receivables, net	$92,993	$97,203

7.	Derivative Instruments and Hedging Activities:

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking hedge transactions. The Company’s derivatives that are designated as hedging instruments currently consist solely of interest rate swaps. Interest rate swaps are entered into to limit cash flow risk associated with the Company’s floating-rate borrowings. The Company also utilizes forward commodity contracts to manage the risk of fluctuating fuel prices. The Company has elected to apply the normal purchase election allowed and therefore does not account for these contracts at fair value.

All derivative instruments designated as hedging are classified as fair value, cash flow or net investment hedges. All derivatives (including those not designated as hedging instruments) are recognized on the condensed consolidated balance sheet at fair value and classified based on the instruments’ maturity dates. Changes in the fair value measurements of the effective portion of the derivative instruments designated as hedging instruments are reflected as adjustments to other comprehensive income, or OCI, with the remaining changes recorded through current earnings.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 10, 2009 and October 4, 2008
(in thousands, except per share data)
(unaudited)

The Company seeks to manage and mitigate cash flow risk on its variable rate debt via receive variable/pay fixed interest rate swaps. Current outstanding interest rate swaps have fixed the Company’s interest rate on an aggregate of $275,000 of hedged debt at rates ranging from 4.01% to 4.98%. The Company elects to receive interest payments based on the 90-day adjusted LIBOR interest rate and has the intent and ability to continue to use this rate on its hedged borrowings. Accordingly, the Company does not recognize any ineffectiveness on the swaps. All of the Company’s interest rate swaps expire in October 2011.

The fair value of these interest rate swaps are determined based on a forward yield curve and the contracted interest rates stated in the interest rate swap agreements. The fair value of the Company’s interest rate swaps at October 10, 2009 and January 3, 2009, respectively, was an unrecognized loss of $19,151 and $21,979, which is reflected in Accumulated other comprehensive income (loss). Any amounts received or paid under these hedges are recorded in the statement of operations during the accounting period the interest on the hedged debt is paid. Based on the estimated current and future fair values of the hedge arrangements at October 10, 2009, the Company estimates amounts currently included in Accumulated other comprehensive income (loss) pertaining to the interest rate swaps that will be reclassified and recorded in the statement of earnings in the next 12 months will consist of a net loss of $11,410.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheet as of October 10, 2009 and January 3, 2009:

	Liability Derivatives
	Balance Sheet	Fair Value as of	Fair Value as of
	Location	October 10, 2009	January 3, 2009
Derivatives designated as hedging
instruments:
Interest rate swaps	Accrued expenses	$11,410	$9,222
Interest rate swaps	Other long-term liabilities	7,741	12,757
		$19,151	$21,979

The table below presents the effect of the Company’s derivative financial instruments on the statement of operations for the twelve and forty weeks ended October 10, 2009 and October 4, 2008, respectively:

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 10, 2009 and October 4, 2008
(in thousands, except per share data)
(unaudited)

Derivatives in SFAS 133 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative, net of tax (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

For the Twelve Weeks Ended October 10, 2009:

Interest rate swaps	$183	Interest expense	$(183)	Interest expense	$-

For the Twelve Weeks Ended October 4, 2008:

Interest rate swaps	$(1,730)	Interest expense	$1,730	Interest expense	$-

For the Forty Weeks Ended October 10, 2009:

Interest rate swaps	$1,720	Interest expense	$(1,720)	Interest expense	$-

For the Forty Weeks Ended October 4, 2008:

Interest rate swaps	$(2,271)	Interest expense	$2,271	Interest expense	$-

8.	Fair Value Measurements:

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

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 10, 2009 and October 4, 2008
(in thousands, except per share data)
(unaudited)

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

The following table sets forth our financial liabilities that were measured at fair value on a recurring basis as of October 10, 2009 and January 3, 2009:

		Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	Fair Value	Identical Assets	Observable Inputs	Inputs

October 10, 2009:
Interest rate swaps	$19,151	$-	$19,151	$-

January 3, 2009:
Interest rate swaps	$21,979	$-	$21,979	$-

The fair value of these interest rate swaps as of October 10, 2009 and January 3, 2009, was an unrecognized loss of $19,151 and $21,979, respectively. The fair value of the Company’s interest rate swaps is mainly based on observable interest rate yield curves for similar instruments.

The carrying amount of the Company’s cash and cash equivalents, accounts receivable, bank overdrafts, financed vendor accounts payable, accounts payable, accrued expenses and current portion of long term debt approximate their fair values due to the relatively short term nature of these instruments. As of October 10, 2009, the fair value of the Company’s long-term debt with a carrying value of $278,149, was approximately $265,000, and was based on similar long-term debt issues available to the Company as of that date. The fair value of the Company’s fixed rate debt was determined by using an assumed market interest rate commensurate with the Company’s credit risk.

Non-Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). At October 10, 2009, the Company had no significant non-financial assets or liabilities that had been adjusted to fair value subsequent to initial recognition. A majority of the Company’s store assets that were subject to impairment in connection with its store divestiture plan had no remaining value and, as a result, were not subject to the fair value disclosure requirements.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 10, 2009 and October 4, 2008
(in thousands, except per share data)
(unaudited)

9.	Long-term Debt:

Long-term debt consists of the following:

	October 10, 2009	January 3, 2009
Revolving facility at variable interest rates
(1.06% and 4.81% at October 10, 2009 and January 3,
2009, respectively) due October 2011	$75,000	$251,500
Term loan at variable interest rates
(1.33% and 3.02% at October 10, 2009 and January 3,
2009, respectively) due October 2011	200,000	200,000
Other	4,456	4,664
	279,456	456,164
Less: Current portion of long-term debt	(1,307)	(1,003)
Long-term debt, excluding current portion	$278,149	$455,161

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

As of October 10, 2009, the Company had $75,000 outstanding under its revolving credit facility, and letters of credit outstanding of $102,997, which reduced the availability under the revolving credit facility to $572,003. (The letters of credit generally have a term of one year or less.) A commitment fee is charged on the unused portion of the revolver, payable in arrears. The current commitment fee rate is 0.150% per annum.

In addition to the revolving credit facility, the Company has borrowed $200,000 under its unsecured four-year term loan as of October 10, 2009. The Company entered into the term loan with Stores serving as borrower. The proceeds from the term loan were used to repurchase shares of the Company's common stock under its stock repurchase program during fiscal 2008. The term loan terminates on October 5, 2011.

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
For the Twelve and Forty Week Periods Ended October 10, 2009 and October 4, 2008
(in thousands, except per share data)
(unaudited)

LIBOR rate and has the ability and intent to continue to use this rate on its hedged borrowings. Under the terms of the term loan, the interest rate is based on the Company’s credit rating.

Other

As of October 10, 2009, the Company had $4,456 outstanding under an economic development note and other financing arrangements.

Guarantees and Covenants

The term loan and revolving credit facility are fully and unconditionally guaranteed by Advance Auto Parts, Inc. The Company’s debt agreements collectively contain covenants restricting its ability to, among other things:  (1) create, incur or assume additional debt (including hedging arrangements), (2) incur liens or engage in sale-leaseback transactions, (3) make loans and investments, (4) guarantee obligations, (5) engage in certain mergers, acquisitions and asset sales, (6) change the nature of the Company’s business and the business conducted by its subsidiaries and (7) change the Company’s status as a holding company. The Company is also required to comply with financial covenants with respect to a maximum leverage ratio and a minimum consolidated coverage ratio. The Company was in compliance with these covenants at October 10, 2009 and January 3, 2009. The Company’s term loan and revolving credit facility also provide for customary events of default, covenant defaults and cross-defaults to its other material indebtedness.

10.	Warranty Liabilities:

The following table presents changes in the Company’s warranty reserves:

	October 10, 2009	January 3, 2009
	(40 weeks ended)	(53 weeks ended)
Warranty reserve, beginning of period	$28,662	$17,757
Additions to warranty reserves	26,083	38,459
Reserves utilized	(23,896)	(27,554)

Warranty reserve, end of period	$30,849	$28,662

11.	Stock Repurchase Program:

During the twelve weeks ended October 10, 2009, the Company repurchased 880 shares of common stock at an aggregate cost of $35,198, or an average price of $40.00 per share. During the forty weeks ended October 10, 2009, the Company repurchased 1,225 shares of common stock at an aggregate cost of $49,567, or an average price of $40.48 per share. These shares were repurchased in accordance with the Company’s $250,000 stock repurchase program authorized by its Board of Directors in the second quarter of fiscal 2008.

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

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 10, 2009 and October 4, 2008
(in thousands, except per share data)
(unaudited)

As of October 10, 2009, the Company has $139,381 remaining under its $250,000 stock repurchase program, excluding related expenses.

12.	Earnings per Share:

Certain of the Company’s shares granted to employees in the form of restricted stock are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per share. For the twelve week periods ended October 10, 2009 and October 4, 2008, earnings of $309 and $215, respectively, were allocated to the participating securities exclusive of any cash dividends already reflected in net income. For the forty week periods ended October 10, 2009 and October 4, 2008, earnings of $1,214 and $740, respectively, were allocated to the participating securities exclusive of any cash dividends already reflected in net income.

Diluted earnings per share of common stock reflects the weighted-average number of shares of common stock outstanding, outstanding deferred stock units and the impact of outstanding stock options, and stock appreciation rights (collectively “share-based awards”). Diluted earnings per share are calculated by including the effect of dilutive securities. Share-based awards to purchase approximately 64 and 89 shares of common stock that had an exercise price in excess of the average market price of the common stock during the twelve week periods ended October 10, 2009 and October 4, 2008, respectively, were not included in the calculation of diluted earnings per share because they are anti-dilutive. Share-based awards to purchase approximately 1,097 and 2,036 shares of common stock that had an exercise price in excess of the average market price of the common stock during the forty week periods ended October 10, 2009 and October 4, 2008, respectively, were not included in the calculation of diluted earnings per share because they are anti-dilutive.

The following table illustrates the computation of basic and diluted earnings per share for the twelve and forty week periods ended October 10, 2009 and October 4, 2008, respectively:

	Twelve Weeks Ended		Forty Weeks Ended
	October 10,	October 4,	October 10,	October 4,
	2009	2008	2009	2008
Numerator
Net income applicable to common shares	$61,979	$56,155	$235,894	$213,627
Participating securities' share in earnings	(309)	(215)	(1,214)	(740)
Net income applicable to common shares	61,670	55,940	234,680	212,887
Denominator
Basic weighted average common shares	94,656	95,019	94,647	95,003
Dilutive impact of share based awards	818	739	678	666
Diluted weighted average common shares	95,474	95,758	95,325	95,669

Basic earnings per common share
Net income applicable to common stockholders	$0.65	$0.59	$2.48	$2.24
Diluted earnings per common share
Net income applicable to common stockholders	$0.65	$0.58	$2.46	$2.23

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 10, 2009 and October 4, 2008
(in thousands, except per share data)
(unaudited)

Earnings per share for the twelve weeks and forty weeks ended October 4, 2008 were adjusted retrospectively due to the application of the two-class method rather than the treasury method for the earnings per share calculation. As a result, diluted earnings per share were decreased by $0.01 for the twelve week period ended October 4, 2008 and basic earnings per share were decreased by $0.01 for the forty week period ended October 4, 2008.

13.	Postretirement Plan:

The Company provides certain health and life insurance benefits for eligible retired Team Members through a postretirement plan, or Plan. These benefits are subject to deductibles, co-payment provisions and other limitations. The Plan has no assets and is funded on a cash basis as benefits are paid. The Company’s postretirement liability is calculated annually by a third-party actuary. The discount rate utilized at January 3, 2009 was 6.25%, and remained unchanged through the forty weeks ended October 10, 2009. The Company expects fiscal 2009 plan contributions to completely offset benefits paid, consistent with fiscal 2008.

The Company’s net periodic postretirement benefit cost includes the amortization of a reduction in unrecognized prior service costs as a result of a plan amendment in fiscal 2004. The components of net periodic postretirement benefit cost for the twelve and forty weeks ended October 10, 2009, and October 4, 2008, respectively, was as follows:

	Twelve Weeks Ended		Forty Weeks Ended
	October 10,	October 4,	October 10,	October 4,
	2009	2008	2009	2008

Interest cost	$105	$115	$351	$383
Amortization of negative prior service cost	(134)	(134)	(447)	(447)
Amortization of unrecognized net gain	(22)	(3)	(74)	(10)
Net periodic postretirement benefit cost	$(51)	$(22)	$(170)	$(74)

14.	Comprehensive Income:

The Company includes in comprehensive income the changes in fair value of the Company’s interest rate swaps and changes in net unrecognized other postretirement benefit costs.

Comprehensive income for the twelve and forty weeks ended October 10, 2009 and October 4, 2008 was as follows:

	Twelve Weeks Ended		Forty Weeks Ended
	October 10, 2009	October 4, 2008	October 10, 2009	October 4, 2008

Net income	$61,979	$56,155	$235,894	$213,627
Unrealized gain (loss) on hedge
arrangements, net of tax	183	(1,730)	1,720	(2,271)
Changes in net unrecognized other
postretirement benefit cost, net of tax	(95)	(84)	(317)	(279)
Comprehensive income	$62,067	$54,341	$237,297	$211,077

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 10, 2009 and October 4, 2008
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

The AI segment consists solely of the operations of Autopart International, which operates as an independent, wholly-owned subsidiary. AI’s business primarily serves the Commercial market from its store locations throughout the Northeast and recent expansion into the Southeast. In addition, its North American Sales Division services warehouse distributors and jobbers throughout North America.

The Company evaluates each of its segment’s financial performance based on net sales and operating profit for purposes of allocating resources and assessing performance. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in Note 1.

The following table summarizes financial information for each of the Company's business segments for the twelve and forty weeks ended October 10, 2009 and October 4, 2008, respectively.

	Twelve Week Periods Ended		Forty Week Periods Ended
	October 10,	October 4,	October 10,	October 4,
	2009	2008	2009	2008
Net sales
AAP	$1,213,422	$1,146,516	$4,115,291	$3,822,585
AI	51,332	41,436	159,929	127,282
Eliminations (1)	(2,178)	-	(6,164)	-
Total net sales	$1,262,576	$1,187,952	$4,269,056	$3,949,867

Income before provision for
income taxes
AAP	$96,239	$87,143	$370,813	$337,667
AI	3,764	1,859	8,602	3,933
Total income before provision for
income taxes	$100,003	$89,002	$379,415	$341,600

Provision for income taxes
AAP	$36,627	$32,065	$140,277	$126,343
AI	1,397	782	3,244	1,630
Total provision for income taxes	$38,024	$32,847	$143,521	$127,973

Segment assets
AAP	$2,992,639	$2,850,789	$2,992,639	$2,850,789
AI	173,259	157,470	173,259	157,470
Total segment assets	$3,165,898	$3,008,259	$3,165,898	$3,008,259

(1)
For the twelve weeks ended October 10, 2009, eliminations represent net sales of $993 from AAP to AI and $1,185 from AI to AAP. For the forty weeks ended October 10, 2009, eliminations represent net sales of $2,755 from AAP to AI and $3,409 from AI to AAP.

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

Listed below and discussed in our Annual Report on Form 10-K for the year ended January 3, 2009 (filed with the Securities and Exchange Commission, or SEC, on March 4, 2009), or 2008 Form 10-K, are some important risks, uncertainties and contingencies which could cause our actual results, performance or achievements to be materially different from any forward-looking statements made or implied in this report. These include, but are not limited to, the following:

•	a decrease in demand for our products;

•
deterioration in general economic conditions, including unemployment, inflation, consumer debt levels, energy costs and unavailability of credit leading to reduced consumer spending on discretionary items;

•	our ability to develop and implement business strategies and achieve desired goals;

•	our ability to expand our business, including locating available and suitable real estate for new store locations and the integration of any acquired businesses;

•	competitive pricing and other competitive pressures;

•	our overall credit rating, which impacts our debt interest rate and our ability to borrow additional funds to finance our operations;

•	deteriorating and uncertain credit markets could negatively impact our merchandise vendors, as well as our ability to secure additional capital at favorable (or at least feasible) terms in the future;

•	bankruptcies of auto manufacturers, which will likely have an impact on the operations and cash flows of our auto parts suppliers;

•	our relationships with our vendors;

•	our ability to attract and retain qualified Team Members;

•	the occurrence of natural disasters and/or extended periods of unfavorable weather;

•	our ability to obtain affordable insurance against the financial impacts of natural disasters and other losses;

•	high fuel costs, which impact our cost to operate and the consumer’s ability to shop in our stores;

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

We assume no obligations to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. In evaluating forward-looking statements, you should consider these risks and uncertainties, together with the other risks described from time to time in our other reports and documents filed with the SEC and you should not place undue reliance on those statements.

Introduction

We primarily operate within the United States automotive aftermarket industry, which includes replacement parts (excluding tires), accessories, maintenance items, batteries and automotive chemicals for cars and light trucks (pickup trucks, vans, minivans and sport utility vehicles). We currently are the second largest specialty retailer of automotive parts, accessories and maintenance items to "do-it-yourself," or DIY, and Commercial customers in the United States, based on sales. Our Commercial customers consist of both walk-in and delivery customers. For delivery sales, we utilize our Commercial delivery fleet to deliver product from our store locations to our Commercial customers’ places of business, including independent garages, service stations and auto dealers. At October 10, 2009, we operated a total of 3,418 stores.

We operate in two reportable segments: Advance Auto Parts, or AAP, and Autopart International, Inc., or AI. The AAP segment is comprised of our store operations within the United States, Puerto Rico and the Virgin Islands which operate under the trade names “Advance Auto Parts,” “Advance Discount Auto Parts” and “Western Auto.” At October 10, 2009, we operated 3,267 stores in the AAP segment, of which 3,239 stores operated under the trade names “Advance Auto Parts” and “Advance Discount Auto Parts” throughout 39 states in the Northeastern, Southeastern and Midwestern regions of the United States. These stores offer automotive replacement parts, accessories and maintenance items. In addition, we operated 28 stores under the “Western Auto” and “Advance Auto Parts” trade names, located in Puerto Rico and the Virgin Islands.

The AI segment consists solely of the operations of AI, which operates as an independent, wholly-owned subsidiary. AI’s business primarily serves the Commercial market from its store locations throughout the Northeast and recent expansion into the Southeast. In addition, its North American Sales Division services warehouse distributors and jobbers throughout North America. At October 10, 2009, we operated 151 stores in the AI segment under the “Autopart International” trade name. For additional information regarding our segments, see Note 15, Segments and Related Information, of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Management Overview

During our third quarter and year-to-date for fiscal 2009, we produced favorable financial results primarily due to top-line sales growth and strong gross profit improvement resulting in earnings per diluted share of $0.65 and $2.46, respectively, compared to $0.58 and $2.23 for the third quarter and year-to-date 2008, respectively.  Our earnings per diluted share for 2009 included the impact of a $0.04 and $0.15 charge related to expenses associated with our store divestiture plan for the third quarter and year-to-date, respectively. We also continued to make strategic investments in our four key strategies and paid down a significant portion of our bank debt.

Third Quarter Highlights

Highlights from our third quarter of fiscal 2009 include:

Financial

•	Total sales during the third quarter of fiscal 2009 increased 6.3% to $1.26 billion as compared to the third quarter of fiscal 2008, primarily driven by a comparable store sales increase of 4.7%.

•	Our gross profit rate increased 190 basis points as compared to the third quarter of fiscal 2008.

•
Our SG&A rate increased 167 basis points as compared to the third quarter of fiscal 2008 partially due to 56 basis points of store divestiture expenses. Excluding store divestitures, this increase in SG&A is primarily linked to the targeted investments we are making to support each of our four key strategies which have already begun to yield short-term benefits in our sales and gross profit results.

•
We generated operating cash flow of $628.5 million through the third quarter of fiscal 2009, an increase of 67% over the comparable period in fiscal 2008, and used available operating cash to pay down $176.5 million of outstanding bank debt and repurchase 1.2 million shares of our common stock at a cost of $49.6 million.

General

•
Our continuous improvements in customer satisfaction and Team Member engagement scores, renewed focus on core values and ongoing initiatives within each of our key strategies were equally important in driving our favorable financial results for the quarter.

•	We launched our new e-commerce website which offers more than 100,000 parts and accessories.

•	We continued to make progress towards our goal of obtaining investment grade ratings based on our increased profitability and cash flow and strength of our balance sheet.

Store Divestiture Plan

For fiscal 2009, we expect to divest a total of approximately 40 to 50 stores that are delivering strategically or financially unacceptable results. These closures are in addition to an estimated 15 stores that we will close as part of our routine review and closure of underperforming stores at or near the end of their respective lease terms. During the twelve and forty weeks ended October 10, 2009, we recognized expense of $7.1 million and $22.2 million, respectively, comprised primarily of closed store exit costs in connection with the divestiture plan. During the third quarter of fiscal 2009, we closed 13 stores, 12 of which were closed under our store divestiture plan. We have closed 43 stores during the first three quarters of fiscal 2009, 36 of which were related to our divestiture plan. We anticipate recognizing expenses of approximately $0.15 to $0.22 per diluted share for the entire fiscal 2009 in connection with the closure of stores under the store divestiture plan. The majority of this expense is related to the estimated remaining lease obligations at the time of the anticipated closures.

Key Strategies

We continue to make significant investments in each of our four key strategies with the ultimate focus on the customer and growth in our business. The principal focus of our turnaround plan has been on Commercial Acceleration and Availability Excellence to accelerate our growth and profitability. We have made strategic choices to fund investments in each of these strategies and will balance our investments between Commercial and DIY over the long term as well as the necessary support through our Superior Experience strategy. Updates from each of our four key strategies are provided below.

➢	Commercial Acceleration

Our Commercial comparable store sales increase was 11.8% during the third quarter of fiscal 2009, our seventh consecutive quarter of double-digit comparable store sales growth. Our Commercial sales, as a percentage of total sales, increased 214 basis points to 32.4% for the third quarter of fiscal 2009 as compared to the third quarter of the prior year. We believe our consistent growth in Commercial sales and market share is being driven in part by the investments we have made over the last year and continue to make under our Commercial Acceleration strategy.  By the end of 2009, we will have made investments in parts, key brands, and additional parts professionals, delivery trucks and drivers in approximately one-third of our stores. We have also increased our Commercial sales force by 50% from the beginning of 2009. We continue to make progress in aligning our staffing model in preparation for a 50/50 Commercial and DIY sales mix as well as improving the overall delivery experience.

➢	DIY Transformation

Our third quarter DIY comparable store sales increase of 1.7% marks our third consecutive positive increase despite lower DIY investments. The industry continues to benefit from increased customer traffic as consumers are saving money by maintaining their existing vehicles rather than replacing them and miles driven have also started to increase again. Although industry data reported by The NPD Group indicates the market grew slightly faster than we did during the third quarter of fiscal 2009, we believe we will reverse the current trend based on our recently revamped marketing programs and other initiatives underway in our DIY Transformation.

We have initiatives underway to address both the conversion rate of our existing customers as well as the consideration rate of potential customers. Conversion rate initiatives include the installation of traffic counters and updated phone systems to provide valuable information about the customer experience, improved staffing and targeting certain stores with specific research and sales development efforts to better solve our customers’ problems and better leverage the parts availability and merchandising improvements we are making in our stores. Regarding consideration rate, we have made significant changes to our marketing program during the quarter. Our spending on DIY advertising will return to a higher level for the remainder of the year.

➢	Availability Excellence

Our Availability Excellence strategy represents our commitment to enhance the breadth and depth of our parts availability in our stores, and the speed of our parts delivery, to better serve both our Commercial and DIY customers. In addition to our positive sales results, we believe our ongoing investments and initiatives under this strategy are driving our strong gross profit results. Our gross margin for the third quarter of fiscal 2009 increased 190 basis points over the third quarter of last year. During the third quarter, we made significant progress in capabilities to help drive our sales and gross profit growth, including the continued improvement in parts availability, the strengthening and development of a price optimization capability and implementation of the first phase of our core merchandising system. We also added two Parts Delivered Quickly warehouses, or PDQ®s, and 25 larger stores which stock a wider selection and greater supply of inventory, or HUB stores, to our supply chain network and completed the implementation of engineered standards in all eight of our distribution centers to improve productivity, increase efficiency and ultimately reduce distribution expenses.

We remain on track to completely dispose of the nonproductive inventory we identified in 2008 by the end of 2009. We continue to manage our inventory productivity by removing unproductive inventory from our store assortments through utilizing markdown strategies and our vendor return privileges. We expect to manage more effectively the growth in our inventory as compared to our sales growth. As of October 10, 2009, our inventory decreased 3.5% over the ending balance from third quarter of last year as compared to our sales growth of 6.3% during the third quarter of this year.

➢	Superior Experience

Superior Experience is centered around our store operations and providing superior customer service. The successful rollout and completion of Commercial and DIY initiatives in our stores is greatly dependent on the Superior Experience strategy. The feedback from our customer satisfaction surveys, coupled with our Team Member engagement surveys, provides the evidence of our continued focus and commitment to understand what our customers need and how to engage our team to fulfill that goal. We have a dedicated team of field operations leaders who are leading the rollout of initiatives over our entire store chain in a very disciplined and focused way. These initiatives include improving staffing, structuring operations to more effectively serve both Commercial and DIY customers, providing sales development and coaching and driving gross profit improvements through new battery warranty procedures, better pricing decisions and improved shrink control.

Change in Accounting Principle

We have retrospectively adjusted all comparable periods related to cost of sales and selling, general and administrative expenses, or SG&A, as a result of a change in accounting principle effective January 4, 2009. We changed our accounting for freight and other handling costs associated with transferring merchandise from our HUB stores and PDQ®s to our retail stores from recording such costs as SG&A to recording such costs in cost of sales. This change, which had no impact to operating income or cash flows, more accurately reflects the nature of the expense.

The net adjustment increasing cost of sales and decreasing SG&A for the twelve and forty weeks ended October 4, 2008 was $14.9 million and $48.1 million, respectively. For additional information regarding this change, see Note 2, Change in Accounting Principle, of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Industry

The automotive aftermarket industry remains sound despite the ongoing challenging macroeconomic conditions.  Financial results from the leading automotive aftermarket companies suggest that the entire industry is benefiting from the economic downturn because consumers are keeping their vehicles longer, which in turn increases the average age of vehicles and the need to repair and complete routine maintenance on those vehicles. We believe we will continue to hold market share in the less fragmented DIY market as well continuing to significantly increase our market share in the Commercial market where our current market share is less than 5% of the $40 billion Commercial market.

We are pleased with our financial results through the third quarter of fiscal 2009.  We remain committed to making the necessary investments to help ensure our long-term profitability and success through our transformation to become the industry leader.

Consolidated Operating Results and Key Statistics and Metrics

The following table highlights certain consolidated operating results and key statistics and metrics for the twelve and forty weeks ended October 10, 2009 and October 4, 2008, respectively, and fiscal years ended January 3, 2009 and December 29, 2007. We use these key statistics and metrics to measure the financial progress of our four key strategies.

	Twelve Weeks Ended		Forty Weeks Ended
	October 10,	October 4,	October 10,	October 4,
	2009	2008	2009	2008	FY 2008 (1)	FY 2007
Operating Results:
Total net sales (in 000s)	$1,262,576	$1,187,952	$4,269,056	$3,949,867	$5,142,255	$4,844,404
Total commercial net sales (in 000s)	$409,039	$359,420	$1,358,065	$1,155,588	$1,515,371	$1,290,602
Comparable store net sales growth (2)	4.7%	(0.1%)	6.1%	1.1%	1.5%	0.7%
DIY comparable store net sales growth (2)	1.7%	(4.1%)	2.4%	(2.6%)	(2.3%)	(1.1%)
Commercial comparable store net sales growth (2)	11.8%	10.8%	14.9%	11.6%	12.1%	6.2%
Gross profit (3)(4)	49.2%	47.3%	49.1%	47.4%	46.7%	46.6%
SG&A (3)	40.9%	39.3%	39.8%	38.1%	38.6%	38.0%
Operating profit (5)	8.3%	8.1%	9.3%	9.3%	8.1%	8.6%
Diluted earnings per share (6)	$0.65	$0.58	$2.46	$2.23	$2.49	$2.28

Key Statistics and Metrics:
Number of stores, end of period	3,418	3,352	3,418	3,352	3,368	3,261
Total store square footage, end of period (in 000s)	24,952	24,627	24,952	24,627	24,711	23,982
Total Team Members, end of period	49,341	47,886	49,341	47,886	47,582	44,141
Average net sales per square foot (7)(8)	$217	$207	$217	$207	$211	$207
Operating income per Team Member (in 000s) (7)(9)	$9.13	$9.25	$9.13	$9.25	$9.02	$9.40
SG&A expenses per store (in 000s) (3)(7)(10)	$643	$584	$643	$584	$599	$581
Gross margin return on inventory (3)(7)(11)	$3.95	$3.46	$3.95	$3.46	$3.47	$3.29

(1)	Our fiscal year 2008 included 53 weeks.
(2)
Comparable store sales is calculated based on the change in net sales starting once a store has been open for 13 complete accounting periods (each period represents four weeks). Relocations are included in comparable store sales from the original date of opening. Fiscal 2008 comparable store sales exclude sales from the 53rd week.

(3)
Effective first quarter 2009, the Company implemented a change in accounting principle for costs included in inventory. Accordingly, the Company has retrospectively applied the change in accounting principle to all prior periods presented herein related to cost of sales and SG&A. SG&A includes the impact of store divestitures for the twelve and forty week periods ended October 10, 2009 of $7.1 million and $22.2 million, respectively.

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

(6)
Excluding the net income impact of the 53rd week of fiscal 2008 of approximately $9.6 million and a $23.7 million non-cash obsolete inventory write-down in the fourth quarter of fiscal 2008, diluted earnings per share was $2.64 for fiscal year 2008. Our diluted earnings per share reported for the twelve week period ended October 4, 2008 and FY 2008 have been reduced by $0.01 as a result of the adoption of the two-class method. Refer to Footnote 12 of our condensed consolidated financial statements for further discussion of this adoption.

(7)	These financial metrics presented for each quarter are calculated on an annual basis and accordingly reflect the last four fiscal quarters completed.
(8)
Average net sales per square foot is calculated as net sales divided by the average of the beginning and ending total store square footage for the respective period. Excluding the net sales impact of the 53rd week of fiscal 2008 of approximately $89.0 million, average net sales per square foot in the third quarter of fiscal 2009 and fourth quarter and fiscal year of 2008 were $217 and $208, respectively.
(9)
Operating income per Team Member is calculated as operating income divided by an average of beginning and ending number of team members. Operating income per team member in the third quarter of fiscal 2009 was $10.04 excluding the impact of store divestitures for the forty week period ended October 10, 2009 of approximately $22.2 million, impact of the 53rd week of fiscal 2008 and inventory write-down in fiscal 2008. Operating income per Team Member for fiscal year of 2008 was $9.49 excluding the impact of the 53rd week of fiscal 2008 and inventory write-down in fiscal 2008.

(10)
SG&A per store is calculated as total SG&A divided by the average of beginning and ending store count. SG&A expenses per store in third quarter fiscal 2009 were $629 excluding the impact of store divestitures for the forty week period ended October 10, 2009 of approximately $22.2 million and impact of the 53rd week of fiscal 2008 of approximately $28.4 million. SG&A expenses per store for fiscal year 2008 were $590 excluding the impact of the 53rd week of fiscal 2008 of approximately $28.4 million.

(11)
Gross margin return on inventory is calculated as gross profit divided by an average of beginning and ending inventory, net of accounts payable and financed vendor accounts payable. Excluding the impact of the 53rd week of fiscal 2008 and inventory write-down in the fourth quarter of fiscal 2008, gross margin return on inventory in third quarter fiscal 2009 and fiscal year 2008 was $3.83 and $3.37, respectively.

Store Development by Segment

UAAP Segment

At October 10, 2009, we operated 3,267 AAP stores within the United States, Puerto Rico and the Virgin Islands. We operated 3,239 stores throughout 39 states in the Northeastern, Southeastern and Midwestern regions of the United States. These stores operated under the “Advance Auto Parts” trade name except for certain stores in the state of Florida, which operated under the “Advance Discount Auto Parts” trade name. These stores offer a broad selection of brand name and proprietary automotive replacement parts, accessories and maintenance items for domestic and imported cars and light trucks. In addition, we operated 28 stores under the “Western Auto” and “Advance Auto Parts” trade names, located in Puerto Rico and the Virgin Islands.

The following table sets forth information about our AAP stores during the twelve and forty weeks ended October 10, 2009, including the number of new, closed and relocated stores and stores with Commercial programs that deliver products to our Commercial customers’ place of business. We lease approximately 81% of our AAP stores.

	Twelve	Forty
	Weeks Ended	Weeks Ended
	October 10, 2009	October 10, 2009
Number of stores, beginning of period	3,265	3,243
New stores	15	66
Closed stores	(13)	(42)
Number of stores, end of period	3,267	3,267
Relocated stores	-	2
Stores with commercial programs	2,858	2,858

AI Segment

At October 10, 2009, we operated 151 AI stores primarily in the Northeastern region of the United States under the “Autopart International” trade name. These stores offer a broad selection of brand name and proprietary automotive replacement parts, accessories and maintenance items for domestic and imported cars and light trucks, with a greater focus on imported parts. The AI segment primarily serves the Commercial market from its store locations throughout the Northeast and recent expansion into the Southeast. In addition, its North American Sales Division services warehouse distributors and jobbers throughout North America.

The following table sets forth information about our AI stores, including the number of new and closed stores, during the twelve and forty weeks ended October 10, 2009. We lease 100% of our AI stores.

	Twelve	Forty
	Weeks Ended	Weeks Ended
	October 10, 2009	October 10, 2009
Number of stores, beginning of period	142	125
New stores	9	27
Closed stores	-	(1)
Number of stores, end of period	151	151
Relocated stores	-	4
Stores with commercial programs	151	151

As previously disclosed in our 2008 Form 10-K, we anticipate that we will add a total of approximately 75 AAP and 30 AI stores during fiscal 2009 primarily through new store openings.

Critical Accounting Policies

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Our discussion and analysis of the financial condition and results of operations are based on these financial statements. The preparation of these financial statements requires the application of accounting policies in addition to certain estimates and judgments by our management. Our estimates and judgments are based on currently available information, historical results and other assumptions we believe are reasonable. Actual results could differ materially from these estimates. During the twelve and forty weeks ended October 10, 2009, we consistently applied the critical accounting policies discussed in our 2008 Form 10-K. For a complete discussion regarding these critical accounting policies, refer to the 2008 Form 10-K.

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

See Note 1 to our condensed consolidated financial statements elsewhere in this report for additional discussion of these costs and Note 2 for additional discussion of a change in accounting principle for freight and other handling costs associated with transferring merchandise from HUB stores and PDQ®s to our retail stores from recording such costs as SG&A to recording such costs in cost of sales.

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

1BResults of Operations

The following table sets forth certain of our operating data expressed as a percentage of net sales for the periods indicated.

	Twelve Week Periods Ended		Forty Week Periods Ended
	(unaudited)		(unaudited)
	October 10,	October 4,	October 10,	October 4,
	2009	2008	2009	2008
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales, including purchasing and
warehousing costs	50.8	52.7	50.9	52.6
Gross profit	49.2	47.3	49.1	47.4
Selling, general and administrative expenses	40.9	39.3	39.8	38.1
Operating income	8.3	8.1	9.3	9.3
Interest expense	(0.4)	(0.6)	(0.4)	(0.7)
Other (loss) income, net	0.0	(0.0)	0.0	(0.0)
Provision for income taxes	3.0	2.8	3.4	3.2
Net income	4.9%	4.7%	5.5%	5.4%

Twelve Weeks Ended October 10, 2009 Compared to Twelve Weeks Ended October 4, 2008

Net Sales

Net sales for the twelve weeks ended October 10, 2009 were $1,262.6 million, an increase of $74.6 million, or 6.3%, as compared to net sales for the twelve weeks ended October 4, 2008. The net sales increase was due to an increase in comparable store sales of 4.7% and sales from the 66 net new AAP and AI stores opened during the last four quarters.

AAP produced net sales of $1,213.4 million, an increase of $66.9 million, or 5.8%, as compared to net sales for the twelve weeks ended October 4, 2008. AAP’s net sales increase was primarily driven by a 4.5% comparable store sales increase and sales from the 40 net new stores opened during the last four quarters. The AAP comparable store sales increase was driven by an increase in average ticket sales and overall customer traffic. AI produced net sales of $51.3 million, an increase of $9.9 million, or 23.9% as compared to net sales for the twelve weeks ended October 4, 2008. AI’s sales increase was primarily driven by a 11.9% comparable store sales increase and sales from 26 net new stores opened during the last four fiscal quarters.

Gross Profit

Gross profit for the twelve weeks ended October 10, 2009 was $621.5 million, or 49.2% of net sales, as compared to $562.2 million, or 47.3% of net sales, for the twelve weeks ended October 4, 2008, or an increase of 190 basis points. The increase in gross profit as a percentage of net sales was primarily due to continued investments in pricing and merchandising capabilities, parts availability, decreased inventory shrink and better store execution. These new capabilities are allowing us to improve our product assortment, better execute our pricing strategies and better position our business from a cost standpoint.

SG&A

SG&A increased to $516.6 million, or 40.9% of net sales, for the twelve weeks ended October 10, 2009, from $466.3 million, or 39.3% of net sales, for the twelve weeks ended October 4, 2008, or an increase of 167 basis points. Store divestiture expenses comprised 56 bps of the increase in SG&A as a percentage of sales. The remaining increase was primarily due to:

•	higher incentive compensation driven by a structural change we made to our incentive compensation program for 2009 which is now based on growth rather than a fixed budget;
•	increased investments in store labor and Commercial sales force;
•	higher medical expenses; and
•	continued investments to improve our gross profit rate and to launch our new e-commerce website.

These increases were partially offset by lower advertising expenses and occupancy expense leverage as a result of the Company’s 4.7% comparable store sales increase.

Operating Income

Operating income for the twelve weeks ended October 10, 2009 was $104.9 million, or 8.3% of net sales, as compared to $95.9 million, or 8.1% of net sales, for the twelve weeks ended October 4, 2008, or an increase of 23 basis points. This increase in operating income, as a percentage of net sales, reflects an increase in gross profit partially offset by higher SG&A. The increase in SG&A reflects many of the investments we are making in our business with short-term benefits already being realized in net sales and gross profit resulting in an overall net increase in profitability.

AAP produced operating income of $101.1 million, or 8.3% of net sales, for the twelve weeks ended October 10, 2009 as compared to $94.0 million, or 8.2% of net sales, for the twelve weeks ended October 4, 2008. AI generated operating income of $3.8 million for the twelve weeks ended October 10, 2009 as compared to $1.9 million for the comparable period last year. AI’s operating income increased primarily due to its 11.9% increase in comparable store sales during the quarter, increase in gross profit rate and leverage of occupancy expense as a result of the increase in sales.

Interest Expense

Interest expense for the twelve weeks ended October 10, 2009 was $5.3 million, or 0.4% of net sales, as compared to $6.7 million, or 0.6% of net sales, for the twelve weeks ended October 4, 2008. The decrease in interest expense as a percentage of sales is primarily a result of lower outstanding borrowings and increased sales during the twelve weeks ended October 10, 2009 compared to the same period ended October 4, 2008.

Income Taxes

Income tax expense for the twelve weeks ended October 10, 2009 was $38.0 million, as compared to $32.8 million for the twelve weeks ended October 4, 2008. Our effective income tax rate was 38.0% for the twelve weeks ended October 10, 2009 compared to 36.9% for the same period ended October 4, 2008.

Net Income

We generated net income of $62.0 million, or $0.65 per diluted share, for the twelve weeks ended October 10, 2009, as compared to $56.2 million, or $0.58 per diluted share, for the twelve weeks ended October 4, 2008. As a percentage of net sales, net income for the twelve weeks ended October 10, 2009 and October 4, 2008 was 4.9% and 4.7%, respectively. The increase in diluted earnings per share was primarily due to growth in our operating income.

Forty Weeks Ended October 10, 2009 Compared to Forty Weeks Ended October 4, 2008

Net Sales

Net sales for the forty weeks ended October 10, 2009 were $4,269.1 million, an increase of $319.2 million, or 8.1%, as compared to net sales for the forty weeks ended October 4, 2008. The net sales increase was due to an increase in comparable store sales of 6.1% and sales from the 66 net new AAP and AI stores opened during the last four quarters.

AAP produced net sales of $4,115.3 million, an increase of $292.7 million, or 7.7% as compared to net sales for the forty weeks ended October 4, 2008. AAP’s net sales increase was primarily driven by a 5.9% comparable store sales increase and sales from the 40 net new stores opened during the last four quarters. The AAP comparable store sales increase was driven by an increase in average ticket sales and overall customer traffic. AI produced net sales of $159.9 million, an increase of $32.6 million, or 25.6%, as compared to net sales for the forty weeks ended October 4, 2008. AI’s sales increase was primarily driven by an 11.6% comparable store sales increase and sales from 26 net new stores opened during the last four fiscal quarters.

Gross Profit

Gross profit for the forty weeks ended October 10, 2009 was $2,096.1 million, or 49.1% of net sales, as compared to $1,873.3 million, or 47.4% of net sales, for the forty weeks ended October 4, 2008, or an increase of 167 basis points. The increase in gross profit as a percentage of net sales was primarily due to continued investments in pricing and merchandising capabilities, parts availability, decreased inventory shrink and better store execution.

SG&A

SG&A increased to $1,698.9 million, or 39.8% of net sales, for the forty weeks ended October 10, 2009, from $1,505.2 million, or 38.1% of net sales, for the forty weeks ended October 4, 2008, or an increase of 169 basis points. Store divestiture expenses drove 52 bps of the increase in SG&A as a percentage of sales. The remaining increase was primarily due to:

•	higher incentive compensation driven by a structural change we made to our incentive compensation program for 2009 which is now based on growth rather than a fixed budget;
•	increased investments in store labor and Commercial sales force; and
•	continued investments to increase our sales and improve our gross profit rate.

These increases were partially offset by lower advertising expenses and occupancy expense leverage as a result of the Company’s 6.1% comparable store sales increase.

Operating Income

Operating income for the forty weeks ended October 10, 2009 was $397.2 million, or 9.3% of net sales, as compared to $368.1 million, or 9.3% of net sales, for the forty weeks ended October 4, 2008. Operating income, as a percentage of net sales, reflects an increase in gross profit offset by higher SG&A. The increase in SG&A reflects many of the investments we are making in our business to drive an increase in net sales and gross profit as well as store divestiture expenses.

AAP produced operating income of $388.6 million, or 9.4% of net sales, for the forty weeks ended October 10, 2009 as compared to $364.2 million, or 9.5% of net sales, for the forty weeks ended October 4, 2008. AI generated operating income of $8.6 million for the forty weeks ended October 10, 2009 as compared to $3.9 million operating income for the comparable period last year. AI’s operating income increased primarily due to its 11.6% increase in comparable store sales during the quarter, increase in gross profit rate and leverage of occupancy expense as a result of the increase in sales.

Interest Expense

Interest expense for the forty weeks ended October 10, 2009 was $18.4 million, or 0.4% of net sales, as compared to $26.2 million, or 0.7% of net sales, for the forty weeks ended October 4, 2008. The decrease in interest expense as a percentage of sales is primarily a result of lower outstanding borrowings and increased sales during the forty weeks ended October 10, 2009 compared to the same period ended October 4, 2008.

Income Taxes

Income tax expense for the forty weeks ended October 10, 2009 was $143.5 million, as compared to $128.0 million for the forty weeks ended October 4, 2008. Our effective income tax rate was 37.8% for the forty weeks ended October 10, 2009 compared to 37.5% for the same period ended October 4, 2008.

Net Income

We generated net income of $235.9 million, or $2.46 per diluted share, for the forty weeks ended October 10, 2009, as compared to $213.6 million, or $2.23 per diluted share, for the forty weeks ended October 4, 2008. As a percentage of net sales, net income for the forty weeks ended October 10, 2009 and October 4, 2008 was 5.5% and 5.4%, respectively. The increase in diluted earnings per share was primarily due to growth in our operating income.

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

At October 10, 2009, our cash and cash equivalents balance was $216.2 million, an increase of $178.9 million compared to January 3, 2009. This increase resulted from additional cash flow from operating activities (including higher earnings, reduction in working capital and increase in deferred income taxes) and proceeds from common stock, partially offset by capital expenditures, the repayment of debt and the repurchase of common stock. Additional discussion of our cash flow results is set forth in the Analysis of Cash Flows section.

Our outstanding indebtedness was $176.7 million lower at October 10, 2009 when compared to January 3, 2009 and consisted of borrowings of $75.0 million under our revolving credit facility, $200.0 million under our term loan, $3.5 million outstanding on an economic development note and $1.0 million outstanding under other financing arrangements. Additionally, we had $103.0 million in letters of credit outstanding, which reduced our total availability under the revolving credit facility to $572.0 million. The letters of credit serve as collateral for our self-insurance policies and routine purchases of imported merchandise.

We have 15 lenders participating in our revolving credit facility, each with a commitment of not more than 15% of the total $750 million commitment. All of these lenders have met their contractual funding commitments to us through October 10, 2009. An inability to obtain sufficient financing at cost-effective rates could have a materially adverse impact on our business, financial condition, results of operations and cash flows.

Capital Expenditures

Our primary capital requirements have been the funding of our continued store expansion program, including new store openings and store acquisitions, store relocations, maintenance of existing stores, the construction and upgrading of distribution centers, and the development of proprietary information systems and purchased information systems. Our capital expenditures were $132.6 million for the forty weeks ended October 10, 2009, or $4.4 million less than the comparable period of fiscal 2008. During the forty weeks ended October 10, 2009, we opened 93 stores, relocated 6 stores and remodeled 11 stores.

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

Vendor Financing Program

Historically, we have negotiated extended payment terms from suppliers that help finance inventory growth. We have a short-term financing program with a bank for certain merchandise purchases. In substance, the program allows us to borrow money from the bank to finance purchases from our vendors. This program allows us to further reduce our working capital invested in current inventory levels and finance future inventory growth. At October 10, 2009 and January 3, 2009, $52.0 million and $136.4 million, respectively, was payable to the bank by us under this program.

We are anticipating the balance in financed vendor accounts payable to diminish as we transition our merchandise vendors to customer-managed services arrangements, or vendor program. As of October 10, 2009, we had approximately $170 million in outstanding payables under our vendor program. It is possible that any ongoing or worsening deterioration in the credit markets could adversely impact funding for the vendor program, which would reduce our anticipated savings, including but not limited to, causing us to increase our borrowings under our revolving credit facility.

Stock Repurchase Program

During the twelve weeks ended October 10, 2009, we repurchased 0.9 million shares of common stock at an aggregate cost of $35.2 million, or an average price of $40.00 per share. During the forty weeks ended October 10, 2009, we repurchased 1.2 million shares of common stock at an aggregate cost of $49.6 million, or an average price of $40.48 per share. These shares were repurchased in accordance with our $250 million stock repurchase program authorized by our Board of Directors in the second quarter of fiscal 2008.

As of October 10, 2009, we had $139.4 million remaining under the $250 million stock repurchase program, excluding related expenses.

Dividend

During the forty weeks ended October 10, 2009, we paid $22.8 million in quarterly cash dividends, $5.7 million of which was declared during each of our first, second and third quarters of fiscal 2009. Subsequent to October 10, 2009, our Board of Directors declared a quarterly dividend of $0.06 per share to be paid on January 8, 2010 to all common stockholders of record on December 24, 2009.

Analysis of Cash Flows

A summary and analysis of our cash flows for the forty week period ended October 10, 2009 as compared to the forty week period ended October 4, 2008 is included below.

	Forty Week Periods Ended
	October 10, 2009	October 4, 2008
	(in millions)

Cash flows from operating activities	$628.5	$375.8
Cash flows from investing activities	(130.1)	(134.0)
Cash flows from financing activities	(319.5)	(235.1)
Net increase in cash and
cash equivalents	$178.9	$6.7

2BUOperating Activities

For the forty weeks ended October 10, 2009, net cash provided by operating activities increased $252.6 million to $628.5 million, as compared to the forty weeks ended October 4, 2008. This net increase in operating cash was driven primarily by:

•	an increase in net income of $22.3 million during the forty weeks ended October 10, 2009 as compared to the comparable period in 2008;
•
a $136.7 million increase in cash flows from inventory, net of accounts payable, reflective of our slow down in inventory growth combined with the addition of vendors to our new vendor program (this increase is offset by the reduction of financed vendor account payable included under Financing Activities as a result of our vendor program transition);

•	a $21.4 million reduction in other working capital; and
•	a $57.5 million increase in deferred income taxes.

UInvesting Activities

For the forty weeks ended October 10, 2009, net cash used in investing activities decreased by $4.0 million to $130.1 million, as compared to the forty weeks ended October 4, 2008. The net decrease in cash used was primarily due to the timing of store development expenditures and fewer stores opened and relocated partially offset by an increase in routine spending on our existing stores and information technology investments.

3BUFinancing Activities

For the forty weeks ended October 10, 2009, net cash used in financing activities increased by $84.4 million to $319.5 million, as compared to the forty weeks ended October 4, 2008.

Cash flows from financing activities increased primarily as result of:

•	a decrease of $169.9 million in repurchases of common stock under our stock repurchase program; and
•	a $9.4 million cash inflow resulting from the timing of bank overdrafts.

Cash flows from financing activities decreased primarily as result of:

•	a $142.5 million reduction in net borrowings, primarily under our revolving credit facility, reflective of our significant repayments made during 2009; and
•	a $112.8 million decrease in financed vendor accounts payable driven by the transition of our vendors from our vendor financing program to our new vendor program.

4BOff-Balance-Sheet Arrangements

As of October 10, 2009, we had no off-balance-sheet arrangements as defined in Regulation S-K Item 303 of the SEC regulations. We include other off-balance-sheet arrangements in our contractual obligation table, including operating lease payments, interest payments on our credit facility and letters of credit outstanding.

5BContractual Obligations

As of October 10, 2009, there were no material changes to our outstanding contractual obligations other than the reduction in our long-term debt.  For information regarding our contractual obligations see “Contractual Obligations” in our 2008 Form 10-K.

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

At October 10, 2009, we had interest rate swaps in place that effectively fixed our interest rate on approximately 98% of our long-term debt as a result of the reduction in the revolver balance.

Guarantees and Covenants

The term loan and revolving credit facility are fully and unconditionally guaranteed by Advance Auto Parts, Inc. Our debt agreements collectively contain covenants restricting our ability to, among other things: (1) create, incur or assume additional debt (including hedging arrangements), (2) incur liens or engage in sale-leaseback transactions, (3) make loans and investments, (4) guarantee obligations, (5) engage in certain mergers, acquisitions and asset sales, (6) change the nature of our business and the business conducted by our subsidiaries and (7) change our status as a holding company. We are required to comply with financial covenants with respect to a maximum leverage ratio and a minimum consolidated coverage ratio. We were in compliance with these covenants at

October 10, 2009 and January 3, 2009. Our term loan and revolving credit facility also provide for customary events of default, covenant defaults and cross-defaults to our other material indebtedness.

Credit Ratings

At October 10, 2009, we had credit ratings from Standard & Poor’s of BB+ and from Moody’s Investor Service of Ba1, both of which are unchanged from January 3, 2009. The current outlooks by Standard & Poor’s and Moody’s are stable and positive, respectively. The current pricing grid used to determine our borrowing rates under our term loan and revolving credit facility is based on our credit ratings, irrespective of the rating agencies’ outlooks. If these credit ratings decline, our interest expense may increase. Conversely, if these credit ratings improve, our interest expense may decrease. In addition, if our credit ratings decline, our access to financing may become more limited.

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

Earnings per Share

Earnings per share is determined using the two-class method and is computed by dividing net income attributable to the Company’s common shareholders by the weighted-average common shares outstanding during the period. The two-class method is an earnings allocation formula that determines income per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. Diluted income per common share reflects the more dilutive earnings per share amount calculated using the treasury stock method or the two-class method. Upon adoption of the two-class method, prior-period earnings per share data presented are adjusted retrospectively if applicable. Our diluted earnings per share decreased by $0.01 for the twelve week period ended October 4, 2008 and basic earnings per share decreased by $0.01 for the forty week period ended October 4, 2008. For a complete discussion of our adoption of the two-class method, see Note 12 of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Other

Effective first quarter of fiscal 2009, we added the expanded disclosures on fair value and hedging activities as provided in Note 7, Derivative Instruments and Hedging Activities, and  Note 8, Fair Value Measurements, respectively, of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

New Accounting Pronouncements

For a description of recent accounting standards, including the expected dates of adoption and estimated effects, if any, on our condensed consolidated condensed financial statements, see New Accounting Pronouncements in Note 1 of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to cash flow risk due to changes in interest rates with respect to our long-term bank debt as a result of the movements in LIBOR. Our long-term bank debt consists of borrowings under a revolving credit facility and a term loan. While we cannot predict the impact interest rate movements will have on our bank debt, exposure to rate changes is managed through the use of hedging activities. Our cash flow risk decreased during the forty weeks ended October 10, 2009 as a result of paying down a significant portion of our revolving credit facility balance.

For additional information regarding market risk see “Item 7A. Quantitative and Qualitative Disclosures About Market Risks” in our 2008 Form 10-K.

Fuel Risk

We manage the risk of fluctuating fuel prices through fixed price commodity contracts for approximately 70% of our estimated diesel fuel consumption for fiscal 2009. We have applied the normal purchase election under to exclude these contracts from fair value accounting.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended October 10, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

6BPART II.  OTHER INFORMATION

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECRURITIES AND USE OF PROCEEDS

The following table sets forth the information with respect to repurchases of our common stock for the quarter ended October 10, 2009 (amounts in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs (2)(3)

July 19, 2009, to August 15, 2009	5	$42.01	5	$174,354
August 16, 2009, to September 12, 2009	476	40.75	476	154,944
September 13, 2009, to October 10, 2009	399	39.02	399	139,381

Total	880	$39.97	880	$139,381

(1)	Average price paid per share excludes related expenses paid on previous repurchases.
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

ADVANCE AUTO PARTS, INC.

November 19, 2009	By:	/s/ Michael A. Norona
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