Form 10-K
period 2010-01-02
ADVANCE AUTO PARTS INC
filed 2010-03-02
CIK 1158449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 2, 2010
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. ☐

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
Yes ☐ No ☒

As of July 17, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the 95,058,600 shares of Common Stock held by non-affiliates of the registrant was $4,289,994,618, based on the last sales price of the Common Stock on July 17, 2009, as reported by the New York Stock Exchange.

As of February 26, 2010, the registrant had outstanding 92,261,371 shares of Common Stock, par value $0.0001 per share (the only class of common equity of the registrant outstanding).

Documents Incorporated by Reference:

Portions of the definitive proxy statement of the registrant to be filed within 120 days of January 2, 2010, pursuant to Regulation 14A under the Securities Exchange Act of 1934, for the 2010 Annual Meeting of Stockholders to be held on May 19, 2010, are incorporated by reference into Part III.

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

Listed below and discussed elsewhere in further detail in this report are some important risks, uncertainties and contingencies which could cause our actual results, performance or achievements to be materially different from any forward-looking statements made or implied in this report. These include, but are not limited to, the following:

•
deterioration in general economic conditions, including unemployment, inflation or deflation, consumer debt levels, high energy and fuel costs, uncertain credit markets and bankruptcies or other recessionary type conditions that could have a negative impact on our business, customers and suppliers;

•	a decrease in demand for our products;
•	our ability to develop and implement business strategies and achieve desired goals;
•	our ability to expand our business, including locating available and suitable real estate for new store locations and the integration of any acquired businesses;
•	competitive pricing and other competitive pressures;
•	our relationships with our vendors;
•	our ability to attract and retain qualified employees , or Team Members;
•	the occurrence of natural disasters and/or extended periods of unfavorable weather;
•	our ability to obtain affordable insurance against the financial impacts of natural disasters and other losses;
•
regulatory and legal risks, such as environmental or OSHA risks, including being named as a defendant in administrative investigations or litigation, and the incurrence of legal fees and costs, the payment of fines or the payment of sums to settle litigation cases or administrative investigations or proceedings;

•	the impact of global climate change or legal and regulatory responses to such change;
•	acts of terrorism; and
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

Overview

We are a leading specialty retailer of automotive aftermarket parts, accessories, batteries and maintenance items primarily operating within the United States. Our stores carry an extensive product line for cars, vans, sport utility vehicles and light trucks. We serve both "do-it-yourself," or DIY, and “do-it-for-me,” or Commercial, customers.

We were founded in 1929 as Advance Stores Company, Incorporated and operated as a retailer of general merchandise until the 1980s. During the 1980s, we sharpened our focus to target sales of automotive parts and accessories to DIY customers. From the 1980s to the present, we have grown significantly as a result of comparable store sales growth, new store openings and strategic acquisitions. Since 1996, we have aggressively expanded our sales to Commercial customers through our commercial delivery program. Our parent company, Advance Auto Parts, Inc., a Delaware corporation, was incorporated in 2001 in conjunction with the acquisition of Discount Auto Parts, Inc., or Discount. At January 2, 2010, our 2009 fiscal year-end, we operated 3,420 total stores.

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

Operating Segments

We operate in two reportable segments: Advance Auto Parts, or AAP, and Autopart International, or AI. The AAP segment is comprised of our store operations within the United States, Puerto Rico and the Virgin Islands which operate under the trade names “Advance Auto Parts,” “Advance Discount Auto Parts” and “Western Auto.” The AI segment consists solely of the operations of Autopart International, Inc., or Autopart International, which operates as an independent, wholly-owned subsidiary and primarily serves the Commercial market. We acquired Autopart International in September 2005.

Financial information on our segments is included in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, of this Annual Report on Form 10-K. In addition, selected financial data for our segments is available in Note 21, Segment and Related Information, of the Notes to Consolidated Financial Statements, included in Item 15. Exhibits, Financial Statement Schedules, of this Annual Report on Form 10-K.

AAP Segment

At January 2, 2010, we operated 3,264 AAP stores within the United States, Puerto Rico and the Virgin Islands. We operated 3,238 stores throughout 39 states in the Northeastern, Southeastern and Midwestern regions of the United States. These stores operated under the “Advance Auto Parts” trade name except for certain stores in the state of Florida, which operated under the “Advance Discount Auto Parts” trade name. These stores offer a broad selection of brand name and proprietary automotive replacement parts, accessories, batteries and maintenance items for domestic and imported cars and light trucks. In addition, we operated 26 stores under the “Western Auto” and “Advance Auto Parts” trade names, located in Puerto Rico and the Virgin Islands, or Offshore.

We also provide our customers online shopping at www.AdvanceAutoParts.com and access to over 100,000 parts and accessories. Our new website was launched in October 2009 and is operated by our dedicated e-commerce team. Our online website allows our customers to pick up merchandise at a conveniently located store or have their purchases shipped directly to their home or business.

AAP Stores

Store Overview.   Our stores generally are located in freestanding buildings in areas with high vehicle traffic counts, good visibility and easy access to major roadways and to our Commercial customers. We believe that our stores exhibit a customer-friendly format with the majority of our stores featuring an updated exterior and interior, bright lighting, and a well-designed and easily navigated floor plan. The average size of our stores is 7,400 square feet with the size of our typical new stores approximating 6,000 to 7,000 square feet. Our stores generally are open from 7:30 a.m. to 9:00 p.m. six days a week and 9:00 a.m. to 9:00 p.m. on Sundays and most holidays to meet the needs of our DIY and Commercial customers. We offer extended hours in a limited number of our stores, including 24 hours per day in certain stores.

Our stores carry a standard product offering of approximately 16,000 stock keeping units, or SKUs. Certain stores carry slightly more SKUs within centralized market locations where there is demand for a more customized assortment of merchandise. Additionally, some of our stores carry an additional customized assortment of 11,000 SKUs for same-day or next-day delivery to other select stores within the respective service area. We refer to these stores as HUB stores. The standard SKU offering within each of our stores is replenished from one of our eight distribution centers once per week on average.

We also utilize a network of Parts Delivered Quickly, or PDQ®, facilities and one Master PDQ® facility to ensure our stores have the right product at the right time to meet our customers’ needs. Our PDQ® and Master PDQ® network of facilities provide our customers with an additional assortment of approximately 87,000 less common SKUs on a same-day or overnight basis. Lastly, our customers have access to over 340,000 SKUs by ordering directly from one of our vendors for delivery to a particular store or other destination as chosen by the customer.

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

The primary categories of product we offer in our stores include:

•	Parts, including alternators, batteries, chassis parts, clutches, engines and engine parts, radiators, starters, transmissions and water pumps;
•	Accessories, including floor mats, mirrors, vent shades, MP3 and cell phone accessories, and seat and steering wheel covers;
•	Chemicals, including antifreeze, freon, fuel additives and car washes and waxes;
•	Oil and other automotive petroleum products; and
•	Other miscellaneous offerings.

The product in our stores is generally arranged in a uniform and consistent manner based on standard store formats and merchandise presentation.  The parts inventory is generally located on shelves behind the customer service counter with the remaining product, or front room merchandise, arranged on the sales floor to provide easy customer access, maximum selling space and to prominently display high-turnover products and accessories to customers. We utilize aisle displays to feature high-demand or seasonal merchandise, new items and advertised specials, including bilingual signage based on the demographics in each store’s geographic area.

We also provide a variety of services free of charge to our customers including:

•	Battery & wiper installation
•	Battery charging
•	Check engine light reading where allowed by law
•	Electrical system testing, including batteries, starters, alternators and sensors
•	“How-To” Video Clinics & Project Brochures
•	Oil and battery recycling

Our stores are 100% company operated and are divided into three geographic areas. Each geographic area is managed by a senior vice president, who is supported by regional and district management. District managers have direct responsibility for store operations in a specific district, which typically consists on average of 15 stores. Depending on store size and sales volume, each store is staffed by 8 to 16 Team Members, under the leadership of a general manager. Store Team Members are comprised of full and part-time Team Members. Each store include a parts professional, or parts pro, who has an extensive technical knowledge of automotive replacement parts and other related applications  to better serve our commercial and DIY customers. Many of our stores include bilingual Team Members to better serve our diverse customer base. We offer training to all of our Team Members which includes formal classroom workshops, online seminars and certification by the National Institute for Automotive Service Excellence, or ASE. ASE is broadly recognized for training certification in the automotive industry.

Commercial Sales. Our commercial sales consist of sales to both our walk-in and delivery Commercial customers, which represented approximately 29% of our AAP sales in Fiscal 2009. Since 1996, we have aggressively expanded our sales to Commercial customers through our Commercial delivery program. For delivered sales, we utilize our Commercial delivery fleet to deliver product from our store locations to our Commercial customers’ place of business, including independent garages, service stations and auto dealers. Our stores are supported by a Commercial sales team who are dedicated to the development of our national, regional and local Commercial customers.

Under our Commercial Acceleration strategy, we are focused on increasing our Commercial sales at a faster rate in light of the favorable market dynamics.  During 2009, we increased the size of our sales force by approximately 45% for a greater emphasis on acquiring new Commercial customers and increasing our share of existing commercial customers’ purchases. We have added key product brands in our stores that are well recognized by our Commercial customers, as well as increased the parts knowledge of our store Team Members. We believe these initiatives will enable us to gain more Commercial customers as well as increase our sales from existing customers who will use us as their “first call” supplier. At January 2, 2010, 2,868 AAP stores, or 88% of total AAP stores, had Commercial delivery programs, which was up slightly from 85% at January 3, 2009.

Store Development. Our store development program has historically focused on adding new stores within existing markets where we can achieve a larger presence, remodeling or relocating existing stores and entering new markets. The addition of new stores, along with strategic acquisitions, has played a significant role in our growth and success. We believe the opening of new stores, and their strategic location in relation to our DIY and Commercial customers, will continue to play a significant role in our future growth and success.

We open and operate stores profitably in both large, densely populated markets and small, less densely populated areas that would not otherwise support a national chain selling primarily to the retail automotive aftermarket. We complete substantial research prior to entering a new market. Key factors in selecting new site and market locations include population, demographics, vehicle profile, number and strength of competitors’ stores and the cost of real estate.

Our 3,264 AAP stores were located in the following states and territories at January 2, 2010:

Location	Number of Stores	Location	Number of Stores	Location	Number of Stores

Alabama	119	Maryland	74	Pennsylvania	163
Arkansas	29	Massachusetts	61	Puerto Rico	25
Colorado	44	Michigan	95	Rhode Island	9
Connecticut	37	Minnesota	14	South Carolina	126
Delaware	7	Mississippi	56	South Dakota	7
Florida	457	Missouri	43	Tennessee	139
Georgia	227	Nebraska	21	Texas	168
Illinois	82	New Hampshire	12	Vermont	7
Iowa	26	New Mexico	1	Virgin Islands	1
Indiana	101	New Jersey	55	Virginia	166
Kansas	24	New York	123	West Virginia	66
Kentucky	94	North Carolina	238	Wisconsin	46
Louisiana	62	Ohio	192	Wyoming	3
Maine	13	Oklahoma	31

The following table sets forth information concerning increases in the total number of our AAP stores during the past five years:

	2009	2008	2007	2006	2005
Beginning Stores	3,243	3,153	2,995	2,810	2,652
New Stores (1)	75	109	175	190	169
Stores Closed	(54)	(19)	(17)	(5)	(11)
Ending Stores (2)	3,264	3,243	3,153	2,995	2,810

(1)	Does not include stores that opened as relocations of previously existing stores within the same general market area or substantial renovations of stores.
(2)	Includes 2 and 7 stores not operating at December 30, 2006 and December 31, 2005, respectively, primarily due to hurricane damage.

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

Store Support Center

Merchandising.  Purchasing for virtually all of the merchandise for our stores is handled by our merchandise teams located in three primary locations:

•	Store support center in Roanoke, Virginia,
•	Regional office in Minneapolis, Minnesota; and
•	Global sourcing office in Taipei, Taiwan beginning in 2009.

Our Roanoke team is primarily responsible for the parts categories and our Minnesota team is primarily responsible for accessories, oil and chemicals. Our global sourcing team works closely with both teams.

In Fiscal 2009, we purchased merchandise from approximately 400 vendors, with no single vendor accounting for more than 9% of purchases. Our purchasing strategy involves negotiating agreements with most of our vendors to purchase merchandise over a specified period of time along with other terms, including pricing, payment terms and volume.

The merchandising team has developed strong vendor relationships in the industry and, in a collaborative effort with our vendor partners, utilizes a category management process. The merchandising team continues to refine its category management process and has recently implemented the first phase of a category management system which consists of a multi-phase implementation of an Oracle system solution. We believe this process, which develops a customer-focused business plan for each merchandise category, and our global sourcing operation are critical to improving comparable store sales, gross margin and inventory turns.

Our merchandising strategy, which generates DIY customer traffic and also appeals to Commercial customers, is to carry a broad selection of high quality brand name automotive parts and accessories such as Bosch®, Castrol®, Sylvania®, Prestone®, Monroe®, Wagner®, Purolator®, Dayco®, Trico® and Federal-Mogul Moog®, or Moog®. In addition to these branded products, we stock a wide selection of high quality proprietary products that appeal to value conscious customers. These lines of merchandise include everything from chemical and wash-and-wax products to tools, batteries, parts and interior automotive accessories under various private label names such as Wearever® and Autocraft®.

Supply Chain. Our supply chain consists of centralized inventory management and transportation functions which support a supply chain network of distribution centers, PDQ® warehouses and stores. Our inventory management team utilizes a replenishment system to monitor the distribution center, PDQ® warehouse and store inventory levels and orders additional product when appropriate while streamlining handling costs. Our replenishment system utilizes the most up-to-date information from our POS system as well as inventory movement forecasting based upon sales history, sales trends by SKU, seasonality (and weather patterns) and demographic shifts in demand. Our replenishment system combines these factors with service level goals, vendor lead times and cost of inventory assumptions to determine the timing and size of purchase orders. A significant portion of our purchase orders are sent via electronic data interchange, with the remainder being sent by computer generated e-mail or facsimile.

Our transportation team utilizes a transportation management system to efficiently manage incoming shipments to our distribution centers and from our distribution centers to our stores. Benefits from this system include (i) reduced vendor to distribution center freight costs, (ii) visibility of purchase orders and shipments for the entire supply chain, (iii) a reduction in distribution center inventory, or safety stock, due to consistent transit times, (iv) decreased third party freight and billing service costs, (v) decreased distribution center to store freight costs and (vi) higher store in-stock position. We utilize two reputable dedicated carriers to ship product from our distribution centers to our stores.

We currently operate eight distribution centers. All of these distribution centers are equipped with our distribution center management system, or DCMS. Our DCMS provides real-time inventory tracking through the processes of receiving, picking, shipping and replenishing inventory at our distribution centers. The DCMS, integrated with technologically advanced material handling equipment, significantly reduces warehouse and distribution costs, while improving efficiency. This equipment includes carousels, “pick-to-light” systems, radio frequency technology, voice technology and automated sorting systems. Through the continued implementation of our supply chain initiatives such as engineered standards in our distribution centers, we expect to further increase the efficient utilization of our distribution capacity. We believe our current supply chain network, including a new distribution projected to open in Indiana in 2011, provides ample capacity for our projected growth in the foreseeable future.

We currently offer approximately 56,000 SKUs to support all of our retail stores via our 20 stand-alone PDQ® warehouses and/or our eight distribution centers (all of which stock PDQ® items). Stores have system visibility to inventory in their respective PDQ® warehouses and distribution centers and can place orders to these facilities, or as an alternative, through an online ordering system to virtually any of the other facilities. Ordered parts are delivered to substantially all stores on a same day or next day basis through our dedicated PDQ® trucking fleet and third party carriers. Store inventories are replenished from our eight distribution centers. In addition, we operate a Master PDQ® warehouse that stocks approximately 31,000 incremental SKUs of harder-to-find automotive parts and accessories and utilizes our existing PDQ® distribution infrastructure and/or third party arrangements to provide next day service to substantially all of our stores.

Marketing & Advertising.  We have an extensive marketing and advertising program designed to communicate our ability to meet consumers’ needs through our merchandise offerings, parts assortment and availability, competitive prices, free services and commitment to customer service. Our marketing and advertising program is focused on establishing Advance Auto Parts as the primary resource for a customer's automotive needs. We reinforce our brand image through a mix of media that includes television, radio, promotional signage, outdoor media, print, on-line advertising and our Internet site.

Our marketing and advertising plan is a brand-building program primarily built around television, direct marketing, radio advertising, and local marketing. The plan is supported by in-store signage, on-line advertising and print. Our television advertising is a combination of national and regional media in both sports and entertainment programming. Radio advertising generally airs during peak drive times. We use Spanish-language radio and television advertising to market to our Hispanic customers. Our advertising program is also supported through a new title sponsorship program for Monster Jam, a live family oriented motorsports event tour and television show highlighted by the racing and freestyle competition of monster trucks, and sponsorships of sporting events, racing teams and other grass-root level events intended to positively impact individual communities, including Hispanic and other ethnic communities, to create awareness and drive traffic for our stores. Since 2004, we have used an integrated consumer education program to build our image as not only the best source for parts, but also the best resource for vehicle information. Our goal with our consumer education initiative is to continue our long-term brand building success, increase customer loyalty and expand our customer base.

We continue to support our 2008 branding campaign, “Keep the wheels turning.” This campaign was developed based on a strategic review of our business as well as extensive research conducted with our customers and Team Members. We believe this campaign, which targets core DIY and Commercial customers, differentiates Advance Auto Parts in our industry by positioning us as (i) the brand that best understands customers’ needs, (ii) the source for brand name parts and products and (iii) the resource for expert advice and knowledge to help customers keep their vehicles running. The campaign includes creative and compelling television and radio commercials designed to drive sales and build an enduring, positive image of Advance Auto Parts with our targeted customers.

AI Segment

AI’s business primarily serves the Commercial market, with an emphasis on parts for imported cars, from its store locations located primarily throughout the Northeast and Mid-Atlantic regions. In addition, its North American Sales Division serves warehouse distributors and jobbers throughout North America. We believe AI provides a high level of service to its Commercial customers by providing quality parts, unsurpassed customer service and efficient parts delivery. As a result of its extensive sourcing network, AI is able to serve its customers in search of replacement parts for both domestic and imported cars and light trucks with a greater focus on imported parts. The vast majority of AI’s product is sold under its own proprietary brand. The AI stores offer approximately 18,000 SKUs with access to an additional 17,000 unique SKUs through its supply chain network.

AI has significantly increased its store count since our acquisition of AI in September 2005. At January 2, 2010, we operated 156 stores under the “Autopart International” trade name in the following states:

Location	Number of Stores	Location	Number of Stores	Location	Number of Stores

Connecticut	17	Massachusetts	32	Pennsylvania	20
Delaware	1	New Hampshire	8	Rhode Island	4
Florida	3	New Jersey	16	Vermont	1
Maine	4	New York	25	Virginia	12
Maryland	13

The following table sets forth information concerning increases in the total number of our AI stores:

	2009	2008	2007	2006	2005
Beginning Stores	125	108	87	62	-
New Stores	32	18	21	25	62	(1)
Stores Closed	(1)	(1)	-	-	-
Ending Stores	156	125	108	87	62

(1)	Of the 62 new stores in 2005, 61 stores were acquired in September 2005 as part of our AI acquisition.

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

Team Members

At February 26, 2010, we employed approximately 29,000 full-time Team Members and approximately 20,000 part-time Team Members. Our workforce consisted of 90% of our Team Members employed in store-level operations, 7% employed in distribution and 3% employed in our corporate offices. We have never experienced any labor disruption and are not party to any collective bargaining agreements. We believe that our Team Member relations are good.

Intellectual Property

We own a number of trade names and own and have federally registered several service marks and trademarks, including “Advance Auto Parts,” “Western Auto,” “Parts America,” “Autopart International” and “PDQ®” for use in connection with the automotive parts retailing business. In addition, we own and have registered a number of trademarks for our proprietary products. We believe that these trade names, service marks and trademarks are important to our merchandising strategy. We do not know of any infringing uses that would materially affect the use of these trade names and marks, and we actively defend and enforce them.

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

Environmental Matters

We are subject to various federal, state and local laws and governmental regulations relating to the operation of our business, including those governing recycling of automotive lead-acid batteries and used automotive oil, and ownership and operation of real property. We sell consumer products containing hazardous materials as part of our business. In addition, our customers may bring automotive lead-acid batteries or used automotive oil onto our properties. We currently provide collection and recycling programs for used lead-acid batteries and used oil at substantially all of our stores as a service to our customers. Pursuant to agreements with third party vendors, lead-acid batteries and used oil are collected by our Team Members, deposited onto pallets or into vendor supplied containers and stored by us until collected by the third party vendors for recycling or proper disposal. The terms of our contracts with third party vendors provide that they are in compliance with all applicable laws and regulations. Persons who arrange for the removal, disposal, treatment or other handling of hazardous or toxic substances may be liable for the costs of removal or remediation at any affected disposal, treatment or other site affected by such substances. Based on our experience, we do not believe that there are any material environmental costs associated with the current business practice of accepting lead-acid batteries and used oil as these costs are borne by the respective third parties.

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

Item 1A. Risk Factors.

Our business is subject to a variety of risks, both known and unknown. Our business, financial condition, results of operations and cash flows could be negatively impacted by the following risk factors. These risks are not the only risks that may impact our business.

Deterioration in general macro-economic conditions, including unemployment, inflation or deflation, consumer debt levels, high fuel and energy costs, uncertain credit markets or other recessionary type conditions could have a negative impact on our business, financial condition, results of operations and cash flows.

Deterioration in general macro-economic conditions impacts us through (i) higher operating costs from higher energy prices, (ii) potential adverse effects from deteriorating and uncertain credit markets and (iii) the negative impact on our suppliers and customers.

Impact of Credit Market Uncertainty

Our overall credit rating may be negatively impacted by deteriorating and uncertain credit markets. The interest rates on our credit facilities are linked directly to our credit ratings. Accordingly, any negative impact on our credit rating would likely result in higher interest rates and interest expense we pay on borrowed funds. Additionally, we may be limited in our ability to borrow additional funds to finance our operations. It is possible that one or more of the banks that provides us with financing under our credit facilities may fail to honor the terms of our existing credit facilities or be financially unable to provide the unused credit. An inability to obtain sufficient financing at cost-effective rates could have a materially adverse affect on our business, financial condition, results of operations and cash flows.

Impact on our Suppliers

Our business depends on developing and maintaining close relationships with our suppliers and on our suppliers' ability or willingness to sell quality products to us at favorable prices and terms. Many factors outside of our control may harm these relationships and the ability or willingness of these suppliers to sell us products on favorable terms.  One such factor is a general decline in the economy and economic conditions and prolonged recessionary conditions.  These events could negatively affect our suppliers’ operations and make it difficult for them to obtain the credit lines or loans necessary to finance their operations in the short-term or long-term and meet our product requirements.  Financial or operational difficulties that some of our suppliers may face could also increase the cost of the products we purchase from them or our ability to source product from them. We might not be able to pass our increased costs onto our customers. In addition, the trend towards consolidation among automotive parts suppliers as well as the off-shoring of manufacturing capacity to foreign countries may disrupt or end our relationship with some suppliers, and could lead to less competition and result in higher prices.  We could also be negatively impacted by suppliers who might experience bankruptcies, work stoppages, labor strikes or other interruptions to or difficulties in the manufacture or supply of the products we purchase from them.

Impact on our Customers

Deterioration in macro-economic conditions may have a negative impact on our customers’ net worth, financial resources and disposable income. This impact could reduce their willingness or ability to pay for accessories, maintenance or repair of their vehicles, which results in lower sales in our stores. Higher fuel costs may also reduce the overall number of miles driven by our customers resulting in less parts failures and elective maintenance required to be completed.

If overall demand for products sold by our stores slows or declines, our business, financial condition, results of operations and cash flows will suffer.   Decreased demand could also negatively impact our stock price.

Overall demand for products sold by our stores depends on many factors and may slow or decrease due to any number of reasons, including:

•
the economy, because during periods of declining economic conditions, as mentioned above, both DIY and Commercial customers may defer vehicle maintenance or repair; conversely, during periods of favorable economic conditions, more of our DIY customers may pay others to repair and maintain their cars or they may purchase new cars;

•	changing weather patterns along with increased frequency or duration of extreme weather conditions, as elective vehicle maintenance may be deferred during periods of unfavorable weather;
•
the average duration of manufacturer warranties and the decrease in the number of annual miles driven, because newer cars typically require fewer repairs and will be repaired by the manufacturer’s dealer network using dealer parts; and lower vehicle mileage decreases the need for maintenance and repair (while higher miles driven increases the need);

•	the quality of vehicles manufactured, because vehicles that have low part failure rates will require less frequent repairs using aftermarket parts; and
•
the refusal of vehicle manufacturers to make available diagnostic, repair and maintenance information to the automotive aftermarket industry that our DIY and Commercial customers require to diagnose, repair and maintain their vehicles, because this may force consumers to have all diagnostic work, repairs and maintenance performed by the vehicle manufacturers’ dealer network.

If any of these factors cause overall demand for the products we sell to decline, our business, financial condition, results of operations and cash flows will suffer.

If we are unable to compete successfully against other companies in the automotive aftermarket industry we may lose customers, our revenues may decline, and we may be less profitable or potentially unprofitable.

The sale of automotive parts, accessories and maintenance items is highly competitive in many ways, including name recognition, location, price, quality, product availability and customer service. We compete in both the DIY and Commercial categories of the automotive aftermarket industry, primarily with: (i) national and regional retail automotive parts chains, (ii) discount stores and mass merchandisers that carry automotive products, (iii) wholesalers or jobber stores, (iv) independent operators and (v) automobile dealers that supply parts. These competitors and the level of competition vary by market. Some of our competitors may possess advantages over us in certain markets we share, including a greater amount of marketing activities, a larger number of stores, store locations, store layouts, longer operating histories, greater name recognition, larger and more established customer bases, lower prices, and better product warranties. Our response to these competitive disadvantages may require us to reduce our prices below our normal selling prices or increase our promotional spending, which would lower our revenue and profitability. Competitive disadvantages may also prevent us from introducing new product lines, require us to discontinue current product offerings, or change some of our current operating strategies. If we do not have the resources or expertise, or otherwise fail to develop successful strategies to address these competitive disadvantages, we may lose customers, our revenues and profit margins may decline and we may be less profitable or potentially unprofitable.

We depend on the services of many qualified Team Members, whom we may not be able to attract and retain.

Our success depends to a significant extent on the continued services and experience of our Team Members. At February 26, 2010, we employed approximately 49,000 Team Members. We may not be able to retain our current qualified Team Members or attract and retain additional qualified Team Members that may be needed in the future. Our ability to maintain an adequate number of qualified Team Members is highly dependent on an attractive and competitive compensation and benefits package. If we fail or are unable to maintain such a package, our customer service and execution levels could suffer by reason of a declining quality of our workforce, which could adversely affect our business, financial condition, results of operations and cash flows.

We may not be able to successfully implement our business strategy, including increasing comparable store sales, enhancing our margins and increasing our return on invested capital, which could adversely affect our business, financial condition, results of operations and cash flows.

We have implemented numerous initiatives as part of our business strategy, including four key strategies introduced in 2008, to increase comparable store sales, enhance our margins and increase our return on invested capital in order to increase our earnings and cash flow. If we are unable to implement these initiatives efficiently and effectively, or if these initiatives are unsuccessful, our business, financial condition, results of operations and cash flows could be adversely affected.

Successful implementation of our business strategy also depends on factors specific to the retail automotive parts industry and numerous other factors that may be beyond our control. In addition to the aforementioned risk factors, adverse changes in the following factors could undermine our business strategy and have a material adverse affect on our business, financial condition, results of operations and cash flow:

•	the competitive environment in the automotive aftermarket parts and accessories retail sector that may force us to reduce prices below our desired pricing level or increase promotional spending;
•	our ability to anticipate changes in consumer preferences and to meet customers’ needs for automotive products (particularly parts availability) in a timely manner;
•	our ability to maintain and eventually grow DIY market share; and
•	our ability to continue our Commercial sales growth at a more rapid pace than DIY and attain a 50/50 DIY and Commercial sales mix.

We will not be able to expand our business if our growth strategy is not successful, including the availability of suitable locations for new store openings or the successful integration of any acquired businesses, which could adversely affect our business, financial condition, results of operations and cash flows.

New Store Openings

We have increased our store count significantly from 814 stores at the end of Fiscal 1997 to 3,420 stores at January 2, 2010. We intend to continue to increase the number of our stores and expand the markets we serve as part of our growth strategy, primarily by opening new stores. We may also grow our business through strategic acquisitions. We do not know whether the implementation of our growth strategy will be successful. The actual number of new stores to be opened and their success will depend on a number of factors, including, among other things:

• the availability of potential store locations;
• the negotiation of acceptable lease or purchase terms for new locations;
• the availability of financial resources, including access to capital at cost-effective interest rates; and
• our ability to manage the expansion and hire, train and retain qualified sales associates.

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

Acquisitions, Investments or Strategic Alliances

We may acquire stores or businesses from, make investments in, or enter into strategic alliances with companies that have stores or distribution networks in our current markets or in areas into which we intend to expand our presence. Any future acquisitions, investments, strategic alliances or related efforts will be accompanied by risks, including but not limited to:

•	the difficulty of identifying appropriate strategic partners or acquisition candidates;
•	securing adequate financing on cost-effective terms for acquisition or post-acquisition expenditures;
•	the potential disruption to our ongoing business and diversion of our management's attention;
•	the inability or failure to discover liabilities prior to completion of an acquisition, including the assumption of legal liabilities;
•	the difficulty of assimilating and integrating the operations of the respective entities to realize anticipated economic, operational or other favorable benefits;

•	the inability to maintain uniform standards, controls, procedures and policies;
•	the inability or failure to retain key personnel from the acquired business; and
•	the impairment of relationships with Team Members and customers as a result of changes in management.

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

We may be affected by global climate change or by legal, regulatory, or market responses to such change.

The growing political and scientific sentiment is that global weather patterns are being influenced by increased levels of greenhouse gases in the earth’s atmosphere. This growing sentiment and the concern over climate change have led to legislative and regulatory initiatives aimed at reducing greenhouse gas emissions. For example, proposals that would impose mandatory requirements on greenhouse gas emissions continue to be considered by policy makers in the United States. Laws enacted that directly or indirectly affect our suppliers (through an increase in the cost of production or their ability to produce satisfactory products) or our business (through an impact on our inventory availability, cost of sales, operations or demand for the products we sell) could adversely affect our business, financial condition, results of operations and cash flows.  Significant increases in fuel economy requirements or new federal or state restrictions on emissions of carbon dioxide that may be imposed on vehicles and automobile fuels could adversely affect demand for vehicles, annual miles driven or the products we sell or lead to changes in automotive technology.  Compliance with any new or more stringent laws or regulations, or stricter interpretations of existing laws, could require additional expenditures by us or our suppliers. Our inability to respond to changes in automotive technology could adversely impact the demand for our products and our business, financial condition, results of operations or cash flows.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The following table sets forth certain information relating to our distribution and other principal facilities:

Facility	Opening Date	Area Served	Size (Sq. ft.)(1)	Nature of Occupancy

Main Distribution Centers:
Roanoke, Virginia	1988	Mid-Atlantic	433,681	Leased
Lehigh, Pennsylvania	2004	Northeast	655,991	Owned
Lakeland, Florida	1982	Southeast, Offshore	552,796	Owned
Gastonia, North Carolina	1969	South	634,472	Owned
Gallman, Mississippi	2001	West, Midwest	388,168	Owned
Salina, Kansas	1971	Southwest, Midwest	413,500	Owned
Delaware, Ohio	1972	North and South Carolina	480,100	Owned
Thomson, Georgia	1999	Southeast	374,400	Owned

Master PDQ® Warehouse:
Andersonville, Tennessee	1998	All	113,300	Leased

PDQ® Warehouses:
Youngwood, Pennsylvania	1999	East	48,320	Leased
Riverside, Missouri	1999	West	43,912	Leased
Temple, Texas	1999	Southwest	61,343	Leased
Altamonte Springs, Florida	1996	Central and Northeast Florida	10,000	Owned
Jacksonville, Florida	1997	Southeastern Georgia	12,712	Owned
Tampa, Florida	1997	West Central Florida	10,000	Owned
Hialeah, Florida	1997	South Florida	12,500	Owned
West Palm Beach, Florida	1998	Southeast Florida, South Alabama	13,300	Leased
		and Southeastern Mississippi
Mobile, Alabama	1998	Florida Panhandle	10,000	Owned
Atlanta, Georgia	1999	Georgia	16,786	Leased
Tallahassee, Florida	1999	Northwest Florida	10,000	Owned
Fort Myers, Florida	1999	Southwest Florida	14,330	Owned
Brooklyn Heights, Ohio	2008	Cleveland, Ohio	22,000	Leased
Chicago, Illinois	2009	Mid-West	42,600	Leased
Rochester, New York	2009	Northeast	38,000	Leased
Leicester, Massachussetts	2009	Northeast	34,200	Leased
Washington, DC	2009	East	33,124	Leased
Houston, Texas	2009	Southwest	36,340	Leased
Denver, Colorado	2009	West	25,400	Leased
West Deptford, New Jersey	2009	East	33,029	Leased

Corporate/Administrative Offices:
Roanoke, Virginia	1995	All	49,000	Leased
Roanoke, Virginia	2002	All	202,293	Leased
Minneapolis, Minnesota	2008	All	51,674	Leased

AI Properties:
Norton, Massachusetts	2006	AI corporate office	30,000	Leased
Norton, Massachusetts	2006	Primarily Northeast and	317,500	Leased
		Mid-Atlantic

(1)	Square footage amounts exclude adjacent office space.

At January 2, 2010, we owned 666 of our stores and leased 2,754 stores. The expiration dates, including the exercise of renewal options, of the store leases are summarized as follows:

Years	AAP Stores	AI Stores	Total
2009-2010	22	6	28
2011-2015	251	67	318
2016-2020	626	44	670
2021-2030	739	39	778
2031-2040	836	-	836
2041-2057	124	-	124
	2,598	156	2,754

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

Item 4. Reserved.

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed on the New York Stock Exchange, or NYSE, under the symbol "AAP." The table below sets forth, for the fiscal periods indicated, the high and low sale prices per share for our common stock, as reported by the NYSE.
	High	Low
Fiscal Year Ended January 2, 2010
Fourth Quarter	$41.77	$36.11
Third Quarter	$47.41	$37.31
Second Quarter	$45.59	$40.50
First Quarter	$44.64	$29.50
Fiscal Year Ended January 3, 2009
Fourth Quarter	$37.37	$24.17
Third Quarter	$44.61	$36.75
Second Quarter	$41.74	$33.57
First Quarter	$37.99	$31.20

The closing price of our common stock on February 26, 2010 was $40.80. At February 26, 2010, there were 363 holders of record of our common stock (which does not include the number of individual beneficial owners whose shares were held on their behalf by brokerage firms in street name).

Our Board of Directors has declared a $0.06 per share quarterly cash dividend since its inception in Fiscal 2006. Any payments of dividends in the future will be at the discretion of our Board of Directors and will depend upon our results of operations, cash flows, capital requirements and other factors deemed relevant by our Board of Directors.

The following table sets for the information with respect to repurchases of our common stock for the quarter ended January 2, 2010 (amounts in thousands, except per share amounts);

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs (2)(3)

October 11, 2009, to November 7, 2009	-	$-	-	$139,381
November 8, 2009, to December 5, 2009	700	39.93	700	111,422
December 6, 2009, to January 2, 2010	542	40.59	542	89,406

Total	1,242	$40.22	1,242	$89,406

(1)	Average price paid per share excludes related expenses paid on previous repurchases.
(2)
All of the above repurchases were made on the open market at prevailing market rates plus related expenses under our stock repurchase program, which authorized the repurchase of up to $250 million in common stock. Our stock repurchase program was authorized by our Board of Directors and publicly announced on May 15, 2008. Subsequent to January 2, 2010, our Board of Directors authorized a new $500 million stock repurchase program on February 16, 2010. The new program cancelled and replaced the remaining portion of our previous $250 million stock repurchase program.

(3)	The maximum dollar value yet to be purchased under our stock repurchase program excludes related expenses paid on previous purchases or anticipated expenses on future purchases.

Stock Price Performance

The following graph shows a comparison of the cumulative total return on our common stock, the Standard & Poor’s 500 Index and the Standard & Poor’s 500 Specialty Retail Index. The graph assumes that the value of an investment in our common stock and in each such index was $100 on January 1, 2005, and that any dividends have been reinvested. The comparison in the graph below is based solely on historical data and is not intended to forecast the possible future performance of our common stock.

COMPARISON OF CUMULATIVE TOTAL RETURN AMONG
ADVANCE AUTO PARTS, INC., S&P 500 INDEX
AND S&P 500 SPECIALTY RETAIL INDEX

Company / Index	Jan 1, 2005	Dec 31, 2005	Dec 30, 2006	Dec 29, 2007	Jan 3, 2009	Jan 2, 2010
Advance Auto Parts	100	149.24	122.91	132.77	119.57	142.62
S&P 500 Index	100	104.91	121.48	129.04	83.29	102.12
S&P 500 Specialty Retail Index	100	102.86	109.69	87.08	69.29	88.73

Item 6.                       Selected Consolidated Financial Data.

The following table sets forth our selected historical consolidated statement of operations, balance sheet and other operating data. Included in this table are key metrics and operating results used to measure our financial progress. The selected historical consolidated financial and other data at January 2, 2010 and January 3, 2009 and for the three years ended January 2, 2010 have been derived from our audited consolidated financial statements and the related notes included elsewhere in this report. The historical consolidated financial and other data at December 29, 2007, December 30, 2006 and December 31, 2005 and for the years ended December 30, 2006 and December 31, 2005 have been derived from our audited consolidated financial statements and the related notes that have not been included in this report. You should read this data along with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and our consolidated financial statements and the related notes included elsewhere in this report.

	Fiscal Year (1)

	2009	2008	2007	2006	2005
	(in thousands, except per share data and ratios)

Statement of Operations Data:
Net sales	$5,412,623	$5,142,255	$4,844,404	$4,616,503	$4,264,971
Cost of sales (2)(15)	2,768,397	2,743,131	2,585,665	2,472,203	2,301,799
Gross profit	2,644,226	2,399,124	2,258,739	2,144,300	1,963,172
Selling, general and administrative expenses (15)	2,189,841	1,984,197	1,842,310	1,740,950	1,554,680
Operating income	454,385	414,927	416,429	403,350	408,492
Interest expense	(23,337)	(33,729)	(34,809)	(35,992)	(32,384)
Gain on extinguishment of debt	-	-	-	986	-
Other income (expense), net	607	(506)	1,014	1,571	2,815
Income from continuing operations before
income taxes and loss on
discontinued operations	431,655	380,692	382,634	369,915	378,923
Income tax expense	161,282	142,654	144,317	138,597	144,198
Net income	270,373	238,038	238,317	231,318	234,725

Per Share Data:
Net income per basic share	$2.85	$2.51	$2.29	$2.18	$2.17
Net income per diluted share	$2.83	$2.49	$2.28	$2.16	$2.13
Cash dividends declared per basic share	$0.24	$0.24	$0.24	$0.24	$-
Weighted average basic shares outstanding	94,459	94,655	103,826	106,129	108,318
Weighted average diluted shares outstanding	95,113	95,205	104,637	107,124	109,987

Cash flows provided by (used in):
Operating activities	$699,690	$478,739	$410,542	$333,604	$321,632
Investing activities	(185,539)	(181,609)	(202,143)	(258,642)	(302,780)
Financing activities	(451,491)	(274,426)	(204,873)	(104,617)	(34,390)

Balance Sheet and Other Financial Data:
Cash and cash equivalents	$100,018	$37,358	$14,654	$11,128	$40,783
Inventory	$1,631,867	$1,623,088	$1,529,469	$1,463,340	$1,367,099
Inventory turnover(3)	1.70	1.74	1.73	1.75	1.79
Inventory per store(4)	$477	$482	$469	$475	$476
Accounts payable to inventory ratio(5)	61.2%	57.2%	55.1%	53.2%	54.8%
Net working capital(6)	$421,591	$442,632	$456,897	$498,553	$406,476
Capital expenditures	$192,934	$184,986	$210,600	$258,586	$216,214
Total assets	$3,072,963	$2,964,065	$2,805,566	$2,682,681	$2,542,149
Total debt	$204,271	$456,164	$505,672	$477,240	$438,800
Total net debt(7)	$113,781	$439,394	$521,018	$500,318	$448,187
Total stockholders' equity	$1,282,365	$1,075,166	$1,023,795	$1,030,854	$919,771

Selected Store Data:
Comparable store sales growth (8)	5.3%	1.5%	0.7%	1.6%	8.2%
Number of stores at beginning of year	3,368	3,261	3,082	2,872	2,652
New stores	107	127	196	215	231
Closed stores	(55)	(20)	(17)	(5)	(11)
Number of stores, end of period	3,420	3,368	3,261	3,082	2,872
Relocated stores	10	10	29	47	54
Stores with commercial delivery program, end of period	3,024	2,880	2,712	2,526	2,254
Total commercial sales, as a percentage of total sales	32.0%	29.5%	26.6%	25.0%	21.8%
SG&A expenses per store (in 000s)(9)(10)(15)	$645	$599	$581	$585	$585
Operating income per team member (in 000s)(11)(15)	$9.41	$9.02	$9.40	$9.29	$10.30
Total store square footage, end of period	24,973	24,711	23,982	22,753	21,246
Average net sales per store (in 000s)(10)(12)	$1,595	$1,551	$1,527	$1,551	$1,555
Average net sales per square foot(10)(13)	$218	$211	$207	$210	$209
Gross margin return on inventory(14)	$3.98	$3.47	$3.29	$3.29	$3.34

(1)	Our fiscal year consists of 52 or 53 weeks ending on the Saturday nearest to December 31st. All fiscal years presented are 52 weeks, with the exception of Fiscal 2008 which consisted of 53 weeks.

(2)	Cost of sales includes a non-cash inventory adjustment of $37.5 million recorded in Fiscal 2008 due to a change in our inventory management approach for slow moving inventory.
(3)	Inventory turnover is calculated as cost of sales divided by the average of beginning and ending inventories.
(4)	Inventory per store is calculated as ending inventory divided by ending store count.
(5)
Accounts payable to inventory ratio is calculated as ending accounts payable divided by ending inventory. We aggregate financed vendor accounts payable with accounts payable to calculate our accounts payable to inventory ratio.

(6)	Net working capital is calculated by subtracting current liabilities from current assets.
(7)	Net debt includes total debt and bank overdrafts, less cash and cash equivalents.
(8)
Comparable store sales growth is calculated based on the change in net sales starting once a store has been open for 13 complete accounting periods (each period represents four weeks). Relocations are included in comparable store sales growth from the original date of opening. Beginning in Fiscal 2008, we include in comparable store sales growth the net sales from stores operated Offshore and AI stores. The comparable periods have been adjusted accordingly. Fiscal 2008 comparable store sales growth excludes sales from the 53rd week.

(9)
Selling, general and administrative, or SG&A, expense per store is calculated as total SG&A expenses divided by the average of beginning and ending store count. SG&A expenses per store for Fiscal 2009 were $638 excluding the $26.1 million impact of store divestitures. SG&A expenses per store for Fiscal 2008 were $590 excluding the impact of the 53rd week of Fiscal 2008 of approximately $28.4 million.

(10)	The ending store count and/or store square footage used in the calculation of the 2005 ratios has been weighted for the period of the AI acquisition.
(11)
Operating income per team member is calculated as operating income divided by an average of the beginning and ending number of team members. Operating income per team member for Fiscal 2009 was $9.94 excluding the $26.1 million impact of store divestitures. Excluding the operating income impact of the 53rd week of Fiscal 2008 of approximately $15.8 million and a $37.5 million non-cash inventory adjustment, operating income per team member in Fiscal 2008 was $9.49.

(12)
Average net sales per store is calculated as net sales divided by the average of the beginning and the ending number of stores for the respective period. Excluding the net sales impact of the 53rd week of Fiscal 2008 of approximately $88.8 million, average net sales per store in Fiscal 2008 was $1,524.

(13)
Average net sales per square foot is calculated as net sales divided by the average of the beginning and ending total store square footage for the respective period. Excluding the net sales impact of the 53rd week of Fiscal 2008 of approximately $88.8 million, average net sales per square foot in Fiscal 2008 was $208. This measure is presented in whole dollars.

(14)
Gross margin return on inventory is calculated as gross profit divided by an average of beginning and ending inventory, net of accounts payable and financed vendor accounts payable. Excluding the gross profit impact of the 53rd week of Fiscal 2008 of approximately $44.0 million and a $37.5 million non-cash inventory adjustment, gross margin return on inventory in Fiscal 2008 was $3.37.

(15)
Effective first quarter 2009, we implemented a change in accounting principle for costs included in inventory. Accordingly, we have retrospectively applied the change in accounting principle to all prior periods presented herein related to cost of sales and SG&A.

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with "Selected Consolidated Financial Data," our consolidated historical financial statements and the notes to those statements that appear elsewhere in this report. Our discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the sections entitled “Forward-Looking Statements” and "Risk Factors" elsewhere in this report.

Our fiscal year ends on the Saturday nearest December 31st of each year, which results in an extra week every several years (Fiscal 2008 contained 53 weeks). Our first quarter consists of 16 weeks, and the other three quarters consist of 12 weeks, with the exception of the fourth quarter of Fiscal 2008 which contained 13 weeks due to our 53-week Fiscal 2008.

Introduction

We are a leading specialty retailer of automotive aftermarket parts, accessories, batteries and maintenance items primarily operating within the United States. Our stores carry an extensive product line for cars, vans, sport utility vehicles and light trucks. We serve both DIY and Commercial customers. At January 2, 2010, we operated 3,420 stores throughout 39 states, Puerto Rico and the Virgin Islands.

We operate in two reportable segments: Advance Auto Parts, or AAP, and Autopart International, or AI.  The AAP segment is comprised of our store operations within the United States, Puerto Rico and the Virgin Islands which operate under the trade names “Advance Auto Parts,” “Advance Discount Auto Parts” and “Western Auto.” At January 2, 2010, we operated 3,264 stores in the AAP segment, of which 3,238 stores operated under the trade names “Advance Auto Parts” and “Advance Discount Auto Parts” throughout 39 states in the Northeastern, Southeastern and Midwestern regions of the United States. These stores offer automotive replacement parts, accessories and maintenance items.  In addition, we operated 26 stores under the “Western Auto” and “Advance Auto Parts” trade names, located in Puerto Rico and the Virgin Islands, or Offshore.

At January 2, 2010, we operated 156 stores in the AI segment under the “Autopart International” trade name. We acquired AI in September 2005. AI operates as an independent, wholly-owned subsidiary. AI’s business primarily serves the Commercial market from its store locations located primarily in the Northeast and Mid-Atlantic regions. In addition, its North American Sales Division services warehouse distributors and jobbers throughout North America.

Management Overview

During Fiscal 2009, we produced favorable financial results primarily due to top-line sales growth and strong gross profit improvement resulting in earnings per diluted share, or EPS, of $2.83 compared to $2.49 in Fiscal 2008. Although we have presented our financial results in this Form 10-K in conformity with accounting principles generally accepted in the United States (GAAP), our financial results for Fiscal 2009 and Fiscal 2008 include the impact of the following significant items. Our Fiscal 2009 results were reduced by an EPS impact of $0.17 resulting from the closure of 45 stores in connection with our store divestiture plan. Our Fiscal 2008 financial results included an extra week of operations (53rd week) as well as a non-cash obsolete inventory write-down of $37.5 million due to a change in inventory management approach for slow moving inventory, or non-cash inventory adjustment. The impact of the Fiscal 2008 items was a net reduction in EPS of $0.15. We generated significant operating cash flow in Fiscal 2009 that allowed us to invest in business initiatives related to our four key strategies, repay a significant portion of our bank debt and repurchase shares of our common stock.

Fiscal 2009 Highlights

Highlights from our Fiscal 2009 include:

 Financial
•
Total sales for Fiscal 2009 increased 5.3% over Fiscal 2008 to $5.41 billion. Excluding the impact of the 53rd week in Fiscal 2008, our total sales increased 7.1%. This growth was primarily due to a comparable store sales increase of 5.3% and sales from the net addition of 52 total stores opened within the last year.

•
Our gross profit rate increased 220 basis points as compared to Fiscal 2008. Approximately 73 basis points of this increase is related to the non-cash inventory adjustment of $37.5 million in Fiscal 2008.

•
Our selling, general and administrative expenses, or SG&A, rate increased 187 basis points as compared to Fiscal 2008 partially due to 48 basis points of store divestiture expenses. Excluding store divestitures, this increase in SG&A is primarily linked to the targeted investments we are making to support each of our four key strategies which have already begun to yield benefits in our sales and gross profit results.

•
We generated operating cash flow of $699.7 million for the year, an increase of $221.0 million over Fiscal 2008, and used available operating cash to pay down $252.2 million of outstanding bank debt and repurchase 2.5 million shares of our common stock at a cost of $99.6 million.

General

•
Our continuous improvements in customer satisfaction and Team Member engagement scores, renewed focus on core values and ongoing initiatives within each of our four key strategies – Commercial Acceleration, DIY Transformation, Availability Excellence and Superior Experience – were equally important in driving our favorable financial results for the year.

•	We began our global sourcing operation in Taiwan which we expect will provide gross profit improvements and allow us to more quickly source products that our customers want and need.

•	We launched our new AAP e-commerce website, which offers our customers online shopping and access to over 100,000 parts and accessories.

•	We continued to make progress towards our goal of obtaining investment grade credit ratings based on our increased profitability and cash flow and strength of our balance sheet.

Key Strategies

Fiscal 2009 marked the end of the turnaround phase of our strategic plan. We made significant investments in each of our four key strategies with the ultimate focus on the customer and growth in our business. Our principal focus during this turnaround phase has been on Commercial Acceleration and Availability Excellence to accelerate our growth and profitability. We have made strategic choices to fund investments in each of these strategies and will continue to balance our investments between Commercial and DIY over the long term.  As we transition from our turnaround phase to a transformation phase, we expect to increase our focus on customer facing capabilities to ensure our customers have a superior experience with us.

➢	Commercial Acceleration

Our Commercial comparable store sales increase was 13.7% during Fiscal 2009. Our Commercial sales, as a percentage of total sales, increased 25 basis points to 32.0% for Fiscal 2009 as compared to Fiscal 2008. We believe our consistent growth in Commercial sales and market share is being driven in part by the investments we have made over the last year and continue to make under our Commercial Acceleration strategy.  As of the end of Fiscal 2009, we have made substantial investments in parts, key brands, and additional parts professionals, delivery trucks and drivers in approximately one-third of our stores. We have also increased our Commercial sales force by approximately 45% from the beginning of Fiscal 2009. We continue to make progress in redefining and realigning the roles and responsibilities of our operational teams in preparation for the continued growth in Commercial at a faster pace than DIY.  We plan to eventually generate closer to a 50/50 mix of Commercial and DIY sales as a result of the highly fragmented Commercial market.  Our current market share is less than 5% of the $40 billion Commercial market.

➢	DIY Transformation

Our Fiscal 2009 DIY comparable store sales increase of 1.7% marks our first positive increase for a full fiscal year since Fiscal 2005. The overall growth in DIY sales during Fiscal 2009 was impacted by the acceleration of store closings, the deceleration of new store openings, reduced marketing spend in the second and third quarters, and the absence of an E-commerce platform. The industry continues to benefit from increased customer traffic as consumers are saving money by maintaining their existing vehicles rather than replacing them and miles driven have started to increase again. Although industry data reported by The NPD Group indicates the market grew slightly faster than we did during Fiscal 2009, we believe we can maintain and eventually increase DIY market share based on our recently revamped marketing programs and other initiatives underway in our DIY Transformation.

We have initiatives underway to address both the conversion rate of our existing customers as well as the consideration rate of potential customers. Conversion rate initiatives include the installation of traffic counters and updated phone systems to provide valuable information about the customer experience, improved staffing and targeting certain stores with specific research and sales development efforts to help us better solve our customers’ problems and leverage the parts availability and merchandising improvements we are making in our stores. Regarding consideration rate, we have made significant changes to our marketing program during the second half of the year which includes a more targeted approach to attract our highest potential customers. We established a title sponsorship with Monster Jam, a live family oriented motorsports event tour and television show highlighted by the racing and freestyle competition of monster trucks. The Monster Jam tour destinations align closely with our store footprint.

➢	Availability Excellence

Our Availability Excellence strategy represents our commitment to enhance the breadth and depth of our parts availability in our stores and improve the speed of our parts delivery, in order to help us better serve both our Commercial and DIY customers. In addition to our positive sales results, we believe our ongoing investments and initiatives under this strategy are driving our strong gross profit results. Our gross profit for Fiscal 2009 increased 149 basis points compared to Fiscal 2008, excluding the non-cash inventory adjustment and impact of the 53rd week in Fiscal 2008.

During Fiscal 2009, we made significant progress in capabilities to help drive our sales and gross profit growth, including the continued improvement in parts availability, the strengthening and development of a price optimization capability and implementation of the first phase of our core merchandising system. We also added six net PDQ® facilities and 80 larger stores which stock a wider selection and greater supply of inventory, or HUB stores, to our supply chain network and completed the implementation of engineered standards in all eight of our distribution centers to improve productivity, increase efficiency and ultimately reduce distribution expenses.

We disposed of substantially all of the nonproductive inventory we identified in Fiscal 2008 by the end of Fiscal 2009. We continue to manage our inventory productivity by removing unproductive inventory from our store assortments through utilizing markdown strategies and our vendor return privileges. We expect to manage more effectively the growth in our inventory as compared to our sales growth.

➢	Superior Experience

Superior Experience is centered around our store operations and providing superior customer service. The successful rollout and completion of Commercial and DIY initiatives in our stores is greatly dependent on the Superior Experience strategy. The feedback from our customer satisfaction surveys, coupled with our Team Member engagement surveys, provides the evidence of our continued focus and commitment to understand what our customers need and how to engage our Team Members to fulfill that goal. We have a dedicated team of field operations leaders who are leading the rollout of initiatives over our entire store chain in a very disciplined and focused way. These initiatives include improving staffing, structuring operations to more effectively serve both Commercial and DIY customers, providing sales development and coaching and driving gross profit improvements through new battery warranty procedures, better pricing decisions and improved shrink control.

Store Divestiture Plan

For Fiscal 2009, we divested a total of 45 stores that were delivering strategically or financially unacceptable results. These closures were in addition to 10 stores that we closed as part of our routine review and closure of underperforming stores at or near the end of their respective lease terms. During Fiscal 2009, we recognized expenses of $26.1 million related to our store divestiture plan. The majority of this expense was related to the estimated remaining lease obligations at the time of the closures. As of January 2, 2010, we had completed our store divestiture plan. Our total store closures for Fiscal 2010 are estimated at 10 to 15.

Change in Accounting Principle

We have retrospectively adjusted all comparable periods related to cost of sales and SG&A as a result of a change in accounting principle effective January 4, 2009. We changed our accounting for freight and other handling costs associated with transferring merchandise from our HUB stores and PDQ® facilities to our retail stores from recording such costs as SG&A to recording such costs in cost of sales. This change, which had no impact to operating income or cash flows, more accurately reflects the nature of the expense.

The net adjustment increasing cost of sales and decreasing SG&A was $63.9 million and $62.3 million for Fiscal 2008 and 2007, respectively. For additional information regarding this change, see Note 3, Change in Accounting Principle, of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

Industry

Challenging macroeconomic conditions continue with the unemployment rate at 9.7%, the highest in over 25 years, and consumer confidence remaining low. Financial results from the leading automotive aftermarket companies suggest that the entire industry is benefiting from the economic downturn because consumers are keeping their vehicles longer, which in turn increases the average age of vehicles and the need to repair and complete routine maintenance on those vehicles. Recent statistics indicate miles driven have increased three straight quarters reversing a negative trend throughout 2008 and early 2009. In addition, gas prices remain well under the historic highs experienced throughout most of 2008 and the average vehicle age continues to rise and is slightly over 10 years.

In summary, the economic environment continues to present mixed results to our industry with opportunities to serve customers in need of parts and other required maintenance but other elective maintenance and accessory purchases being deferred until disposable income returns to higher levels. We believe we can maintain market share and eventually increase our market share in the less fragmented DIY market. We also believe we will continue to significantly increase our market share in the Commercial market where our current market share is less than 5% of the $40 billion Commercial market.

We are pleased with our Fiscal 2009 financial results.  We remain committed to making the necessary investments to help ensure our long-term profitability and the success of our transformation as we strive to become the industry leader.

Store Development by Segment

The following table sets forth the total number of new, closed and relocated stores and stores with Commercial delivery programs during Fiscal 2009, 2008 and 2007. We lease approximately 81% of our stores.

AAP
	Fiscal Year
	2009	2008	2007
Number of stores at beginning of year	3,243	3,153	2,995
New stores	75	109	175
Closed stores	(54)	(19)	(17)
Number of stores, end of period	3,264	3,243	3,153
Relocated stores	6	10	29
Stores with commercial delivery programs	2,868	2,755	2,604

AI
	Fiscal Year
	2009	2008	2007
Number of stores at beginning of year	125	108	87
New stores	32	18	21
Closed stores	(1)	(1)	-
Number of stores, end of period	156	125	108
Relocated stores	4	-	-
Stores with commercial delivery programs	156	125	108

During Fiscal 2010, we anticipate adding approximately 110 AAP and 40 AI stores and closing 10 to 15 total stores.

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

Vendor Incentives

We receive incentives in the form of reductions to amounts owed and/or payments from vendors related to cooperative advertising allowances, volume rebates and other promotional considerations. Many of these incentives are under long-term agreements (terms in excess of one year), while others are negotiated on an annual basis or less (short-term). Both cooperative advertising allowances and volume rebates are earned based on inventory purchases and initially recorded as a reduction to inventory. These deferred amounts are included as a reduction to cost of sales as the inventory is sold since these payments do not represent reimbursements for specific, incremental and identifiable costs. Total deferred vendor incentives included in inventory was $46.3 million at January 2, 2010.

Similarly, we recognize other promotional incentives earned under long-term agreements as a reduction to cost of sales. However, these incentives are recognized based on the cumulative net purchases as a percentage of total estimated net purchases over the life of the agreement. Our margins could be impacted positively or negatively if actual purchases or results from any one year differ from our estimates; however, the impact over the life of the agreement would be the same. Short-term incentives (terms less than one year) are generally recognized as a reduction to cost of sales over the duration of any short-term agreements.

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

Inventory Reserves

Our inventory reserves consist of reserves for projected losses related to shrink and for potentially excess and obsolete inventory. An increase (or decrease) to our inventory reserves is recorded as an increase (or decrease) to our cost of sales.

Shrink may occur due to theft, loss or inaccurate records for the receipt of merchandise, among other things. We establish reserves for estimated store shrink based on results of completed independent physical inventories, results from recent cycle counts and historical and current loss trends. We perform cycle counts in the distribution facilities throughout the year to measure actual shrink and to estimate reserve requirements.  If estimates of our shrink reserves are inaccurate based on the inventory counts, we may be exposed to losses or gains that could be material.

We establish reserves for potentially excess and obsolete inventories based on (i) current inventory levels, (ii) the historical analysis of product sales and (iii) current market conditions. We also provide reserves when less than full credit is expected from a vendor or when liquidating product will result in retail prices below recorded costs. At the end of Fiscal 2008, we reviewed our inventory productivity and changed our inventory management approach for slow moving inventory. As a result, we increased our reserve for excess and obsolete inventories by $34.1 million, excluding a LIFO and warehousing cost impact of $3.4 million. This non-cash expense was presented as an increase to cost of goods sold in our consolidated statement of operations. With this change in inventory management approach, we intend to more effectively manage slow moving inventory and continue to utilize vendor return privileges when necessary.

Our total inventory reserves decreased by $34.4 million in Fiscal 2009 compared to Fiscal 2008 primarily related to the entire utilization of our reserve for slow moving inventory established in Fiscal 2008 in connection with the change in approach for slow moving inventory. Future changes by vendors in their policies or willingness to accept returns of excess inventory, changes in our inventory management approach for excess and obsolete inventory or failure by us to effectively manage the lifecycle of our inventory could require us to revise our estimates of required reserves and result in a negative impact on our consolidated statement of operations. A 10% difference in actual inventory reserves at January 3, 2009 would have affected net income by approximately $1.8 million for the fiscal year ended January 2, 2010.

Warranty Reserves

We offer limited warranties on certain products that range from 30 days to lifetime warranties; the warranty obligation on the majority of merchandise sold by us with a manufacturer’s warranty is borne by our vendors.  However, we have an obligation to provide customers free replacement of merchandise or merchandise at a prorated cost if under a warranty and not covered by the manufacturer.  Merchandise sold with warranty coverage by us primarily includes batteries but may also include other parts such as brakes and shocks.  We estimate and record a reserve for future warranty claims at the time of sale based on the historical return experience of the respective product sold. If claims experience differs from historical levels, revisions in our estimates may be required, which could have an impact on our consolidated statement of operations. To the extent vendors provide upfront allowances in lieu of accepting the obligation for warranty claims and the allowance is in excess of the related warranty expense, the excess is recorded as a reduction to cost of sales.

A 10% change in the warranty reserves at January 2, 2010 would have affected net income by approximately $1.9 million for the fiscal year ended January 2, 2010.

Self-Insurance Reserves

We are self-insured for general and automobile liability, workers' compensation and the health care claims of our Team Members, although we maintain stop-loss coverage with third-party insurers to limit our total liability exposure. Our self-insurance program started in 2001. Our self-insurance reserves for fiscal 2009, 2008 and 2007 were $93.7 million, $90.6 million and $85.5 million, respectively.

Each year, our reserve for self-insurance increases over the prior year because each year adds an additional layer of reserves without an equal amount of prior year reserves being fully relieved. Generally, claims have historically taken several years to settle and thus are not relieved at the same rate as additional reserves are added each year. We have experienced an increase in overall claims during the last three years which is generally reflective of our overall growth, including an increase in total stores, team members and Commercial delivery vehicles. While we have seen the severity and frequency of worker’s compensation and general liability claims moderate, the severity and frequency of automobile liability claims have increased primarily due to the significant increase in the number of our commercial delivery vehicles.

Our reserve for claims filed, claims incurred but not yet reported, projected future claims using actuarial methods followed in the insurance industry and our historical claims experience. While we do not expect the amounts ultimately paid to differ significantly from our estimates, our self-insurance reserves and corresponding SG&A could be affected if future claim experience differs significantly from historical trends and actuarial assumptions. A 10% change in our self-insurance liabilities at January 2, 2009 would have affected net income by approximately $5.9 million for the fiscal year ended January 2, 2010.

Goodwill and Intangible Assets

We evaluate goodwill and indefinite-lived intangibles for impairment annually during our fiscal fourth quarter or whenever events or changes in circumstances indicate the carrying value of the goodwill or other intangible asset may not be recoverable. We complete our impairment evaluation by combining information from our internal valuation analyses by reporting units, considering other publicly available market information and using an independent valuation firm.  We determine fair value using widely accepted valuation techniques, including discounted cash flows and market multiple analyses. These types of analyses contain uncertainties because they require management to make assumptions as a marketplace participant would and to apply judgment to estimate industry economic factors and the profitability of future business strategies of our company and our reporting units. These assumptions and estimates are a major component of the derived fair value of our reporting units.  The margin of calculated fair value over the respective carrying value of our reporting units may not be indicative of the total company due to differences in the individual reporting units, including but not limited to size and  projected growth.

It is our policy to conduct impairment testing based on our current business strategy in light of present industry and economic conditions, as well as our future expectations. We have not made any material changes in the accounting methodology we use to assess impairment loss during the past three fiscal years. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to test for impairment losses on goodwill. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to an impairment charge that could be material. A 10% change in our total goodwill and intangible assets outstanding at January 2, 2010 would have affected net income by approximately $3.8 million for the fiscal year ended January 2, 2010.

Tax Reserves

The determination of our income tax liabilities is based upon the tax law, codes, regulations, pronouncements and court cases for the taxing jurisdictions in which we do business. Our income tax returns are periodically examined by those jurisdictions. These examinations include, among other things, auditing our filing positions, the timing of deductions and allocation of income among the various jurisdictions. At any particular time, multiple years are subject to examination by various taxing authorities.

In evaluating our income tax positions, we record a reserve when a tax benefit cannot be recognized and measured in accordance with the authoritative guidance on uncertain tax positions. These tax reserves are adjusted in the period actual developments give rise to such change. Those developments could be, but are not limited to: settlement of tax audits, expiration of the statute of limitations, the evolution of tax law, codes, regulations and court cases, along with varying applications of tax policy and administration within those jurisdictions.

These tax reserves contain uncertainties because management is required to make assumptions and apply judgment to estimate exposures associated with our various filing positions. Although management believes that the judgments and estimates are reasonable, actual results could differ and we may be exposed to gains or losses that could be material. To the extent that actual results differ from our estimates, the effective tax rate in any particular period could be materially affected. Favorable tax developments would be recognized as a reduction in our effective tax rate in the period of resolution. Unfavorable tax developments would require an increase in our effective tax rate and a possible use of cash in the period of resolution. A 10% change in the tax reserves at January 2, 2010 would have affected net income by approximately $1.0 million for the fiscal year ended January 2, 2010.

Components of Statement of Operations

Net Sales

Net sales consist primarily of merchandise sales from our retail store locations to both our DIY and Commercial customers. Our total sales growth is comprised of both comparable store sales and new store sales. We calculate comparable store sales based on the change in store sales starting once a store has been opened for 13 complete accounting periods (approximately one year). We include sales from relocated stores in comparable store sales from the original date of opening. Beginning in Fiscal 2008, we began including in comparable store sales the net sales from the Offshore and AI stores. The comparable periods have been adjusted accordingly. Fiscal 2008 comparable store sales exclude the effect of the 53rd week.

Cost of Sales

Our cost of sales consists of merchandise costs, net of incentives under vendor programs; inventory shrinkage, defective merchandise and warranty costs; and warehouse and distribution expenses. Gross profit as a percentage of net sales may be affected by (i) variations in our product mix, (ii) price changes in response to competitive factors and fluctuations in merchandise costs, (iii) vendor programs, (iv) inventory shrinkage, (v) defective merchandise and warranty costs and (v) warehouse and distribution costs. We seek to minimize fluctuations in merchandise costs and instability of supply by entering into long-term purchasing agreements, without minimum purchase volume requirements, when we believe it is advantageous. Our gross profit may not be comparable to those of our competitors due to differences in industry practice regarding the classification of certain costs. See Note 2 to our consolidated financial statements elsewhere in this report for additional discussion of these costs and Note 3 for additional discussion of a change in accounting principle for freight and other handling costs associated with transferring merchandise from HUB stores and PDQ® facilities to our retail stores from recording such costs as SG&A to recording such costs in cost of sales.

Selling, General and Administrative Expenses

SG&A consists of store payroll, store occupancy (including rent and depreciation), advertising expenses, Commercial delivery expenses, other store expenses and general and administrative expenses, including salaries and related benefits of store support center Team Members, share-based compensation expense, store support center administrative office expenses, data processing, professional expenses, self-insurance costs, closed store expense, impairment charges, if any, and other related expenses. See Note 2 to our consolidated financial statements for additional discussion of these costs and Note 3 for additional discussion of a change in accounting principle.

Consolidated Results of Operations

The following table sets forth certain of our operating data expressed as a percentage of net sales for the periods indicated.

	Fiscal Year Ended
	January 2, 2010	January 3, 2009	December 29, 2007

Net sales	100.0%	100.0%	100.0%
Cost of sales	51.1	53.3	53.4
Gross profit	48.9	46.7	46.6
Selling, general and administrative expenses	40.5	38.6	38.0
Operating income	8.4	8.1	8.6
Interest expense	(0.4)	(0.7)	(0.7)
Other income, net	0.0	(0.0)	0.0
Income tax expense	3.0	2.8	3.0
Net income	5.0	4.6	4.9

Fiscal 2009 Compared to Fiscal 2008

Net Sales

Net sales for Fiscal 2009 were $5,412.6 million, an increase of $270.4 million, or 5.3%, over net sales for Fiscal 2008. Excluding the $88.8 million impact of the 53rd week in Fiscal 2008, our sales increase was 7.1%. This growth was primarily due to an increase in comparable store sales of 5.3% and sales from the net addition of 52 new AAP and AI stores opened within the last year.

AAP produced sales of $5,218.3 million, an increase of $241.7 million, or 4.9%, over Fiscal 2008. Excluding the $86.5 million impact of the 53rd week in Fiscal 2008, AAP’s sales increase was 6.7%. This growth was primarily due to a 5.1% comparable store sales increase and sales from the net addition of 21 new stores opened within the last year. The AAP comparable store sales increase was driven by an increase in average ticket sales and overall customer traffic. AI produced sales of $202.6 million, an increase of $36.9 million, or 22.3%, over Fiscal 2008. Excluding the $2.3 million impact of the 53rd week in Fiscal 2008, AI’s sales increase was 24.0%.  This growth was primarily reflective of a 9.9% comparable store sales increase and sales from the net addition of 31 new stores opened within the last year.

Gross Profit

Gross profit for Fiscal 2009 was $2,644.2 million, or 48.9% of net sales, as compared to $2,399.1 million, or 46.7% of net sales, in Fiscal 2008, or an increase of 220 basis points. Excluding the impacts of the $37.5 million non-cash inventory adjustment and the 53rd week in Fiscal 2008, the increase in gross profit rate was 149 basis points. This increase in gross profit as a percentage of net sales was primarily due to continued investments in pricing and merchandising capabilities (including global sourcing), increased parts availability resulting in the sale of more parts which generally contribute a higher gross profit and improved store execution partially offset by decreased inventory shrink.

SG&A

SG&A expenses for Fiscal 2009 were $2,189.8 million, or 40.5% of net sales, as compared to $1,984.2 million, or 38.6% of net sales, for Fiscal 2008, or an increase of 187 basis points. Store divestiture expenses comprised 48 basis points of the increase in SG&A as a percentage of net sales. The remaining increase was primarily due to:

•	increased investments in store labor and Commercial sales force;
•	higher incentive compensation driven by the favorable financial results in fiscal 2009; and
•	continued investments to improve our gross profit rate and to operate our new e-commerce operation.

These increases were partially offset by lower advertising expenses and occupancy expense leverage. Excluding store divestitures, this increase in SG&A is primarily linked to the targeted investments we are making to support each of our four key strategies which have already begun to yield benefits in our sales and gross profit results. While our transformation will require continued investments in areas such as Commercial, e-commerce and global sourcing, management plans to balance increases in fixed and variable SG&A relative to our sales growth.

Operating Income

Operating income for Fiscal 2009 was $454.4 million, or 8.4% of net sales, as compared to $414.9 million, or 8.1% of net sales, in Fiscal 2008, or an increase of 33 basis points. This increase in operating income, as a percentage of net sales, reflects an increase in gross profit partially offset by higher SG&A. The increase in SG&A reflects many of the investments we are making in our business with short-term benefits already being realized in net sales and gross profit resulting in an overall net increase in profitability. The Fiscal 2009 increase in our operating income also benefited from the $37.5 million non-cash inventory adjustment, partially offset by the approximately $15.8 million impact from the 53rd week, in Fiscal 2008.

AAP produced operating income of $446.8 million, or 8.6% of net sales, for Fiscal 2009 as compared to $410.7 million, or 8.3% of net sales, in Fiscal 2008. AI generated operating income for Fiscal 2009 of $7.6 million as compared to $4.2 million in Fiscal 2008. AI’s operating income increased primarily due to its positive sales results for the year and leverage of supply chain costs as a percentage of net sales.

Interest Expense

Interest expense for Fiscal 2009 was $23.3 million, or 0.4% of net sales, as compared to $33.7 million, or 0.7% of net sales, in Fiscal 2008. The decrease in interest expense as a percentage of sales is primarily a result of lower outstanding borrowings and increased sales during Fiscal 2009.

Income Taxes

Income tax expense for Fiscal 2009 was $161.3 million, as compared to $142.7 million for Fiscal 2008. Our effective income tax rate was 37.4% and 37.5% for Fiscal 2009 and Fiscal 2008, respectively.

Net Income

Net income for Fiscal 2009 was $270.4 million, or $2.83 per diluted share, for Fiscal 2009, as compared to $238.0 million, or $2.49 per diluted share, for Fiscal 2008. As a percentage of net sales, net income for Fiscal 2009 was 5.0%, as compared to 4.6% for Fiscal 2008. The increase in diluted earnings per share was primarily due to growth in our operating income.

Fiscal 2008 Compared to Fiscal 2007

Net Sales

Net sales for Fiscal 2008 were $5,142.3 million, an increase of $297.9 million, or 6.1%, over net sales for Fiscal 2007. The net sales increase was due to contributions from the 107 net new AAP and AI stores opened within Fiscal 2008, $88.8 million in sales from the 53rd week and an increase in comparable store sales of 1.5%.

AAP produced sales of $4,976.6 million, an increase of $267.2 million, or 5.7%, over Fiscal 2007. AAP’s sales increase was primarily driven by a 1.3% comparable store sales increase, $86.5 million in sales from the 53rd week and sales from the 90 net new stores opened within Fiscal 2008. The AAP comparable store sales increase was driven by (i) an increase in average ticket sales and customer traffic in our Commercial business and (ii) an increase in average ticket sales by our DIY customers offset by a decrease in DIY customer count. AI produced sales of $165.7 million, an increase of $30.6 million, or 22.7%, over Fiscal 2007. AI’s sales increase was primarily driven by a 9.2% comparable store sales increase, $2.3 million in sales from the 53rd week and sales from 17 net new stores opened within Fiscal 2008.

Gross Profit

Gross profit for Fiscal 2008 was $2,399.1 million, or 46.7% of net sales, as compared to $2,258.7 million, or 46.6% of net sales, in Fiscal 2007, increasing slightly from an implemented change in accounting principle for costs included in inventory beginning in the first quarter of Fiscal 2009 and retrospectively applied to all prior periods presented herein related to gross profit. Gross profit for Fiscal 2008 reflects a reduction of $37.5 million, or 73 basis points resulting from a non-cash inventory adjustment. Offsetting this reduction in gross profit as a percentage of net sales were improvements in gross profit from more effective pricing, decreased inventory shrink, and higher sales from AI, which generated a higher gross profit rate. The impact on gross profit from the 53rd week was approximately $44.0 million and did not materially affect our gross profit rate.

SG&A

SG&A expenses for Fiscal 2008 were $1,984.2 million, or 38.6% of net sales, as compared to $1,842.3 million, or 38.0% of net sales, for Fiscal 2007, or an increase of 56 basis points. The increase in SG&A expenses as a percentage of net sales was driven primarily by investments in strategic initiatives, increased incentive compensation and legal settlement costs partially offset by favorable medical costs. Our SG&A rate for Fiscal 2008 was favorably impacted by approximately 14 basis points from the 53rd week as a result of not including an additional week of fixed expenses that are typically expensed in a 52-week year.

Operating Income

Operating income for Fiscal 2008 was $414.9 million, or 8.1% of net sales, as compared to $416.4 million, or 8.6% of net sales, in Fiscal 2007, or a decrease of 53 basis points. AAP produced operating income of $410.7 million, or 8.3% of net sales, for Fiscal 2008 as compared to $417.2 million, or 8.9% of net sales, in Fiscal 2007. AI generated operating income for Fiscal 2008 of $4.2 million as compared to an operating loss of $0.8 million in Fiscal 2007. Operating income for AI increased primarily due to its positive sales results for the year and a decrease in payroll expense as a percentage of sales. Our overall operating income was reduced by a non-cash inventory adjustment of $37.5 million while results from the 53rd week contributed approximately $15.8 million to our operating income.

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

Net Income

Net income for Fiscal 2008 was $238.0 million, or $2.49 per diluted share, as compared to $238.3 million, or $2.28 per diluted share, for Fiscal 2007. As a percentage of net sales, net income for Fiscal 2008 was 4.6%, as compared to 4.9% for Fiscal 2007. The increase in diluted earnings per share was primarily due to a reduced share count as a result of the shares repurchased during Fiscal 2007. Net income and diluted earnings per share for Fiscal 2008 were reduced by the non-cash inventory adjustment of $23.7 million (net of tax) and $0.25, respectively. Our results from the 53rd week contributed approximately $9.6 million of net income and earnings per diluted share of $0.10.

Quarterly Consolidated Financial Results (in thousands, except per share data)

	16-Weeks Ended 4/19/2008	12-Weeks Ended 7/12/2008	12-Weeks Ended 10/4/2008	13-Weeks Ended 1/3/2009	16-Weeks Ended 4/25/2009	12-Weeks Ended 7/18/2009	12-Weeks Ended 10/10/2009	12-Weeks Ended 1/2/2010
Net sales	$1,526,132	$1,235,783	$1,187,952	$1,192,388	$1,683,636	$1,322,844	$1,262,576	$1,143,567
Gross profit (1)	724,854	586,282	562,175	525,813	821,988	652,650	621,459	548,129
Net income	82,086	75,386	56,155	24,411	93,585	80,330	61,979	34,479

Net income per share:
Basic	$0.86	$0.79	$0.59	$0.26	$0.99	$0.84	$0.65	$0.37
Diluted (2)	$0.86	$0.78	$0.58	$0.26	$0.98	$0.83	$0.65	$0.36

(1)
Effective first quarter of Fiscal 2009, we implemented a change in accounting principle for costs included in inventory. Accordingly, we have retrospectively applied the change in accounting principle to all prior periods presented herein related to gross profit.

(2)
Our diluted earnings per share reported for the second and third quarters of Fiscal 2008 have been reduced by $0.01, respectively, as a result of the adoption of the two-class method. Refer to Footnote 14 of our consolidated financial statements for further discussion of this adoption.

Liquidity and Capital Resources

Overview of Liquidity

Our primary cash requirements to maintain our current operations include payroll and benefits, the purchase of inventory, contractual obligations and capital expenditures as well as the payment of quarterly cash dividends and estimated income taxes. In addition, we have used available funds to repay borrowings under our revolving credit facility and periodically repurchase shares of our common stock under our stock repurchase program. We have funded these requirements primarily through cash generated from operations, supplemented by borrowings under our credit facilities as needed. We believe funds generated from our expected results of operations, available cash and cash equivalents, and available borrowings under our revolving credit facility will be sufficient to fund our primary obligations for the next fiscal year.

At January 2, 2010, our cash and cash equivalents balance was $100.0 million, an increase of $62.7 million compared to January 3, 2009 (the end of Fiscal 2008). This increase resulted from additional cash flows from operating activities (including higher net income, slower growth in inventory, net of our accounts payable ratio, and increase in deferred income taxes) and a decrease in repurchases of our common stock partially offset by an increase in the net repayment of debt. Additional discussion of our cash flow results is set forth in the Analysis of Cash Flows section.

At January 2, 2010, our outstanding indebtedness was $251.9 million lower when compared to January 3, 2009 and consisted of borrowings of $200.0 million under our term loan, $3.3 million outstanding on an economic development note and $1.0 million outstanding under other financing arrangements. Additionally, we had $99.8 million in letters of credit outstanding, which reduced our total availability under the revolving credit facility to $650.2 million. The letters of credit serve as collateral for our self-insurance policies and routine purchases of imported merchandise.

We have 15 lenders participating in our revolving credit facility, each with a commitment of not more than 15% of the total $750 million commitment. All of these lenders have met their contractual funding commitments to us through January 2, 2010. An inability to obtain sufficient financing at cost-effective rates could have a materially adverse impact on our business, financial condition, results of operations and cash flows.

Capital Expenditures

Our primary capital requirements have been the funding of our continued store expansion program, including new store openings and store acquisitions, store relocations, maintenance of existing stores, the construction and upgrading of distribution centers, and the development of proprietary information systems and purchased information systems. Our capital expenditures were $192.9 million in Fiscal 2009, or $7.9 million more than Fiscal 2008, primarily due to routine spending on our existing stores and information technology investments, partially offset by fewer stores opened and the timing of store development expenditures. During Fiscal 2009, we opened 75 AAP and 32 AI stores, remodeled 13 AAP stores and relocated 6 AAP and 4 AI stores.

Our future capital requirements will depend in large part on the number of and timing for new stores we open or acquire within a given year and the investments we make in information technology and supply chain networks. During Fiscal 2010, we anticipate adding 110 new AAP and 40 new AI stores. We expect to relocate and remodel existing stores only in the normal course of business.

We also plan to make continued investments in the maintenance of our existing stores and supply chain network and to invest in new information systems to support our turnaround strategies, including the multi-year implementation of a merchandising system. In Fiscal 2010, we anticipate that our capital expenditures will be approximately $220.0 million to $240.0 million.

Stock Repurchase Program

Our stock repurchase program allows us to repurchase our common stock on the open market or in privately negotiated transactions from time to time in accordance with the requirements of the Securities and Exchange Commission.

During Fiscal 2009, we repurchased 2.5 million shares of common stock at an aggregate cost of $99.6 million, or an average price of $40.36 per share, leaving $89.4 million remaining under our $250 million stock repurchase program, excluding related expenses.

Subsequent to January 2, 2010, our Board of Directors authorized a new $500 million stock repurchase program on February 16, 2010. The new program cancelled and replaced the remaining portion of our previous $250 million stock repurchase program, which was authorized on May 15, 2008. As of February 26, 2010, we have repurchased 1.4 million shares of our common stock at an aggregate cost of $56.2 million, or an average price of $40.40 per share, under our $500 million stock repurchase program.

Dividend

Our Board of Directors have paid quarterly dividends of $0.06 per share to stockholders of record since fiscal 2006. Subsequent to January 2, 2010, our Board of Directors declared a quarterly dividend of $0.06 per share to be paid on April 9, 2010 to all common stockholders of record as of March 26, 2010.

Other Liquidity

During the last two years, we have transitioned certain of our merchandise vendors from a vendor financing program to a customer-managed services arrangement, or vendor program. Under this vendor program, a third party provides an accounts payable tracking system which facilitates the participating suppliers’ ability to finance our payment obligations with designated third-party financial institutions. Participating suppliers may, at their sole discretion, make offers to participating financial institutions to finance one or more of our payment obligations prior to their scheduled due dates at a discounted price. Our obligations to suppliers, including amounts due and scheduled payment dates, are not impacted by suppliers’ decisions to finance our accounts payable due to them under this arrangement. Our goal in entering into this arrangement is to capture overall supply chain savings in the form of pricing, payment terms or vendor funding, created by facilitating our suppliers’ ability to finance payment obligations at more favorable discount rates, while providing them with greater working capital flexibility.

Any deterioration in the credit markets could adversely impact our ability to secure funding for any of these programs, which would reduce our anticipated savings, including but not limited to, causing us to increase our borrowings under our revolving credit facility.

Analysis of Cash Flows

A summary and analysis of our cash flows for Fiscal 2009, 2008 and 2007 is reflected in the table and following discussion.

	Fiscal Year
	2009	2008	2007
	(in millions)
Cash flows from operating activities	$699.7	$478.7	$410.5
Cash flows from investing activities	(185.5)	(181.6)	(202.1)
Cash flows from financing activities	(451.5)	(274.4)	(204.9)
Net increase in cash and
cash equivalents	$62.7	$22.7	$3.5

Operating Activities

For Fiscal 2009, net cash provided by operating activities increased $221.0 million to $699.7 million. This net increase in operating cash was driven primarily by:

•	a $32.3 million increase in net income, $23.6 million of which represented a non-cash inventory adjustment in Fiscal 2008 (net of tax);
•	a $69.3 million increase in deferred income taxes;
•
a $194.5 million increase in cash flows from inventory, net of accounts payable, reflective of our slow down in inventory growth combined with the addition of vendors to our new vendor program (this increase is partially offset by the reduction of financed vendor account payable included under Financing Activities as a result of our vendor program transition); and

•
a $56.6 million decrease in cash flows resulting from an increase in other working capital, including a $64.0 million decrease in cash flows resulting from the timing of the payment of accrued operating expenses.

For Fiscal 2008, net cash provided by operating activities increased $68.2 million to $478.7 million. This net increase in operating cash was driven primarily by:

•
a $23.4 million increase in net income exclusive of a $23.6 million non-cash inventory adjustment (net of tax) as a result of our favorable operating income during Fiscal 2008 (inclusive of the approximate $9.6 million impact of the 53rd week); and

•	a $29.5 million increase in cash flows resulting from the timing of the payment of accrued operating expenses.

Investing Activities

For Fiscal 2009, net cash used in investing activities increased by $3.9 million to $185.5 million. The increase in cash used was primarily due to an increase in routine spending on our existing stores and information technology investments, partially offset by fewer stores opened and the timing of store development expenditures.

For Fiscal 2008, net cash used in investing activities decreased by $20.5 million to $181.6 million.  The decrease in cash used was primarily due to:

•	a $25.6 million decrease in capital expenditures reflective of a reduction in store development; and
•	the absence of $6.6 million in insurance proceeds received in Fiscal 2007.

Financing Activities

For Fiscal 2009, net cash used in financing activities increased by $177.1 million to $451.5 million. Cash flows from financing activities increased as a result of a decrease of $119.4 million in repurchases of common stock under our stock repurchase program. Cash flows from financing activities decreased as result of:

•	a $202.0 million increase in net debt repayments, primarily under our revolving credit facility; and
•	a $87.1 million decrease in financed vendor accounts payable driven by the transition of our vendors from our vendor financing program to our vendor program.

For Fiscal 2008, net cash used in financing activities increased by $69.6 million to $274.4 million. Cash flows from financing activities increased as a result of a $63.5 million decrease in the repurchase of common stock under our stock repurchase program. Cash flows from financing activities decreased as result of:

•	a $5.2 million cash outflow resulting from the timing of bank overdrafts;
•	a $43.2 million decrease in financed vendor accounts payable driven by the transition of our vendors from our vendor financing program to our vendor program;
•	a reduction of $78.6 million in net borrowings primarily under our credit facilities; and
•	a $7.3 million decrease in additional tax benefits associated with the decreased number of stock options exercised.

Off-Balance-Sheet Arrangements

As of January 2, 2010, we had no off-balance-sheet arrangements as defined in Regulation S-K Item 303 of the SEC regulations. We include other off-balance-sheet arrangements in our contractual obligations table including operating lease payments, interest payments on our credit facility and letters of credit outstanding.

Contractual Obligations

In addition to our revolving credit facility, we utilize operating leases as another source of financing. The amounts payable under these operating leases are included in our schedule of contractual obligations. Our future contractual obligations related to long-term debt, operating leases and other contractual obligations at January 2, 2010 were as follows:

Contractual Obligations	Total	Fiscal 2010	Fiscal 2011	Fiscal 2012	Fiscal 2013	Fiscal 2014	Thereafter
(in thousands)
Long-term debt (1)	$204,271	$1,344	$200,972	$742	$689	$524	$-
Interest payments	$26,203	$14,813	$11,310	$44	$24	$12	$-
Operating leases(2)	$2,072,671	$287,320	$250,396	$227,551	$202,104	$171,743	$933,557
Other long-term liabilities(3)	$121,644	$-	$-	$-	$-	$-	$-

(1)	Long-term debt represents primarily the principal amounts due under our term loan and revolving credit facility, which become due in October 2011.
(2)
We lease certain store locations, distribution centers, office space, equipment and vehicles. Our property leases generally contain renewal and escalation clauses and other concessions. These provisions are considered in our calculation of our minimum lease payments which are recognized as expense on a straight-line basis over the applicable lease term. In accordance with SFAS No. 13, “Accounting for Leases,” as amended by SFAS No. 29, “Determining Contingent Rental” (collectively now under ASC Topic 840), any lease payments that are based upon an existing index or rate, are included in our minimum lease payment calculations.

(3)
Primarily includes employee benefits accruals, closed store liabilities, unrecognized tax benefits and deferred income taxes for which no contractual payment schedule exists and we expect the payments to occur beyond 12 months from January 2, 2010. During the next 12 months, it is possible that we could conclude on approximately $1 to $2 million of the contingencies associated with these tax uncertainties, a portion of which may be settled in cash and is reflected as a current liability. We do not anticipate any significant impact on our liquidity and capital resources due to the conclusion of these tax matters.

Long Term Debt

Bank Debt

We have a $750 million unsecured five-year revolving credit facility with our wholly-owned subsidiary, Advance Stores Company, Incorporated, or Stores, serving as the borrower. The revolving credit facility also provides for the issuance of letters of credit with a sub limit of $300 million, and swingline loans in an amount not to exceed $50 million. We may request, subject to agreement by one or more lenders, that the total revolving commitment be increased by an amount not exceeding $250 million (up to a total commitment of $1 billion) during the term of the credit agreement. Voluntary prepayments and voluntary reductions of the revolving balance are permitted in whole or in part, at our option, in minimum principal amounts as specified in the revolving credit facility. The revolving credit facility matures on October 5, 2011.

As of January 2, 2010, we had no amount outstanding under our revolving credit facility, and letters of credit outstanding of $99.8 million, which reduced the availability under the revolving credit facility to $650.2 million. (The letters of credit generally have a term of one year or less.) A commitment fee is charged on the unused portion of the revolver, payable in arrears. The current commitment fee rate is 0.150% per annum.

In addition to the revolving credit facility, we had borrowed $200 million under our unsecured four-year term loan as of January 2, 2010. We entered into the term loan with Stores serving as borrower. The proceeds from the term loan were used to repurchase shares of our common stock under our stock repurchase program during Fiscal 2008. The term loan matures on October 5, 2011.

The interest rate on borrowings under the revolving credit facility is based, at our option, on an adjusted LIBOR rate, plus a margin, or an alternate base rate, plus a margin. The current margin is 0.75% and 0.0% per annum for the adjusted LIBOR and alternate base rate borrowings, respectively. Under the terms of the revolving credit facility, the interest rate and commitment fee are based on our credit rating. The interest rate on the term loan is based, at our option, on an adjusted LIBOR rate, plus a margin, or an alternate base rate, plus a margin. The current margin is 1.0% and 0.0% per annum for the adjusted LIBOR and alternate base rate borrowings, respectively. Under the terms of the term loan, the interest rate is based on our credit rating. We have elected to use the 90-day adjusted LIBOR rate and have the ability and intent to continue to use this rate on our hedged borrowings. At January 2, 2010, the entire portion of our bank debt was hedged through the use of interest rate swaps which effectively fixed our LIBOR at rates ranging from 4.01% to 4.98%.

Other

As of January 2, 2010, we had $4.3 million outstanding under an economic development note and other financing arrangements.

Guarantees and Covenants

The term loan and revolving credit facility are fully and unconditionally guaranteed by Advance Auto Parts, Inc. Our debt agreements collectively contain covenants restricting our ability to, among other things:  (1) create, incur or assume additional debt (including hedging arrangements), (2) incur liens or engage in sale-leaseback transactions, (3) make loans and investments, (4) guarantee obligations, (5) engage in certain mergers, acquisitions and asset sales, (6) change the nature of our business and the business conducted by our subsidiaries and (7) change our status as a holding company. We are also required to comply with financial covenants with respect to a maximum leverage ratio and a minimum consolidated coverage ratio. We were in compliance with these covenants at January 2, 2010 and January 3, 2009. Our term loan and revolving credit facility also provide for customary events of default, covenant defaults and cross-defaults to our other material indebtedness.

Credit Ratings

At January 2, 2010, we had credit ratings from Standard & Poor’s of BB+ and from Moody’s Investor Service of Ba1, both of which are unchanged from January 3, 2009. The current outlooks by Standard & Poor’s and Moody’s are stable and positive, respectively. The current pricing grid used to determine our borrowing rates under our term loan and revolving credit facility is based on our credit ratings, irrespective of the rating agencies’ outlooks. If these credit ratings decline, our interest expense may increase. Conversely, if these credit ratings improve, our interest expense may decrease. In addition, if our credit ratings decline, our access to financing may become more limited.

Recent Accounting Developments

We adopted several new accounting pronouncements as of the beginning of Fiscal 2009.

Earnings per Share

Earnings per share is determined using the two-class method and is computed by dividing net income attributable to our common shareholders by the weighted-average common shares outstanding during the period. The two-class method is an earnings allocation formula that determines income per share for each class of common stock and participating securities according to dividends declared and participation rights in undistributed earnings. Diluted income per common share reflects the more dilutive earnings per share amount calculated using the treasury stock method or the two-class method. Upon adoption of the two-class method, prior-period earnings per share data presented were adjusted retrospectively if applicable. As a result, our diluted earnings per share decreased by $0.01 for Fiscal 2008 and basic earnings per share decreased by $0.01 for Fiscal 2007. For a complete discussion of our adoption of the two-class method, see Note 14 to the Consolidated Financial Statements in this Report on Form 10-K.

Other

Effective as of the first quarter of Fiscal 2009, we added the expanded disclosures on fair value and hedging activities as provided in Note 8, Derivative Instruments and Hedging Activities, and Note 9, Fair Value Measurements, respectively, to the Consolidated Financial Statements in this Report on Form 10-K.

New Accounting Pronouncements

For a description of recently announced accounting standards, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements, see New Accounting Pronouncements in Note 2 to the Consolidated Financial Statements in this Report on Form 10-K.

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

Our future exposure to interest rate risk is mitigated by utilizing interest rate swaps. At January 2, 2010, our outstanding swaps fixed our LIBOR on an aggregate of $275 million of hedged debt at interest rates ranging from 4.01% to 4.98%. All of the swaps expire in October 2011.

The table below presents principal cash flows and related weighted average interest rates on our long-term bank debt outstanding at January 2, 2010, by expected maturity dates. Additionally, the table includes (i) the notional amounts of our hedged debt, and (ii) the impact of the anticipated average pay and receive rates of our interest rate swaps through their maturity dates. Expected maturity dates approximate contract terms. Weighted average variable rates are based on implied forward rates in the yield curve at January 2, 2010. Implied forward rates should not be considered a predictor of actual future interest rates.

	Fiscal 2010	Fiscal 2011	Fiscal 2012	Fiscal 2013	Fiscal 2014	Thereafter	Total	Fair Market Liability
Long-term bank debt:	(dollars in thousands)

Variable rate	$-	$200,000	$-	$-	$-	$-	$200,000	$195,000	(1)
Weighted average
interest rate	1.7%	3.0%	-	-	-	-	2.1%	-

Interest rate swap:

Variable to fixed(2)	$275,000	$275,000	$-	$-	-	-	275,000	$17,344
Weighted average pay rate	4.1%	2.8%	-	-	-	-	3.5%	-
Weighted average receive rate	-	-	-	-	-	-	-	-

(1) The fair value of our bank debt is approximated based on similar issues available to us as of January 2, 2010.
(2) Amounts presented may not be outstanding for the entire year.

Item 8. Financial Statements and Supplementary Data.

See financial statements included in Item 15 “Exhibits, Financial Statement Schedules” of this annual report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

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

Management's Report on Internal Control over Financial Reporting

 Management’s Report on Internal Control over Financial Reporting is set forth in Part IV, Item 15 of this annual report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended January 2, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance.

For a discussion of our directors, executive officers and corporate governance, see the information set forth in the sections entitled “Proposal No. 1 – Election of Directors,” “Corporate Governance,” “Meetings and Committees of the Board,” “Information Concerning Our Executive Officers,” “Audit Committee Report,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our proxy statement for the 2010 annual meeting of stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended January 2, 2010 (the “2010 Proxy Statement”), which is incorporated herein by reference.

Item 11. Executive Compensation.

See the information set forth in the sections entitled “Meetings and Committees of the Board – Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report” and “Executive Compensation” in the 2010 Proxy Statement, which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

See the information set forth in the sections entitled “Equity Compensation Plan Information” and "Security Ownership of Certain Beneficial Owners and Management" in the 2010 Proxy Statement, which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

See the information set forth in the sections entitled "Related-Party Transactions,” and “Corporate Governance” in the 2010 Proxy Statement, which is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

See the information set forth in the section entitled “2009 and 2008 Audit Fees” in the 2010 Proxy Statement, which is incorporated herein by reference.

PART IV

Item 15.   Exhibits, Financial Statement Schedules.

(a) (1) Financial Statements

Audited Consolidated Financial Statements of Advance Auto Parts, Inc. and Subsidiaries for the years ended January 2, 2010, January 3, 2009 and December 29, 2007:
Management’s Report on Internal Control over Financial Reporting	F-1
Reports of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets	F-4
Consolidated Statements of Operations	F-5
Consolidated Statements of Changes in Stockholders’ Equity	F-6
Consolidated Statements of Cash Flows	F-7
Notes to the Consolidated Financial Statements	F-9

(2) Financial Statement Schedules

Report of Independent Registered Public Accounting Firm	F-44
Schedule I - Condensed Financial Information of the Registrant	F-45
Schedule II - Valuation and Qualifying Accounts	F-52

(3) Exhibits

The Exhibit Index following the signatures for this report is incorporated herein by reference.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER
FINANCIAL REPORTING

Management of Advance Auto Parts, Inc. and its subsidiaries (collectively the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13(a) – 15(f) under the Securities Exchange Act of 1934, as amended. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s principal executive officer and principal financial officer, and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

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

As of January 2, 2010, management, including the Company’s principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of January 2, 2010 is effective. Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis.  Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Deloitte & Touche LLP, the Company’s independent registered public accounting firm who audited the Company’s consolidated financial statements, has issued an attestation report on the Company’s internal control over financial reporting as of January 2, 2010 which is included on page F-3 herein.

/s/ Darren R. Jackson	/s/ Michael A. Norona
Darren R. Jackson	Michael A. Norona
Chief Executive Officer and Director	Executive Vice President and Chief Financial Officer

March 2, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Advance Auto Parts, Inc. and Subsidiaries
Roanoke, Virginia

We have audited the accompanying consolidated balance sheets of Advance Auto Parts, Inc. and subsidiaries (the "Company") as of January 2, 2010 and January 3, 2009, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended January 2, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Advance Auto Parts, Inc. and subsidiaries as of January 2, 2010 and January 3, 2009, and the results of their operations and their cash flows for each of the three years in the period ended January 2, 2010, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 2, 14 and 15 to the consolidated financial statements, the Company changed its methods of accounting for computing earnings per share when there are participating securities in 2009 and retrospectively applied it to the periods ended January 3, 2009 and December 29, 2007 and for uncertain tax positions in 2007.  As discussed in Note 3 to the consolidated financial statements, the Company implemented a change in accounting principle for costs included in inventory on January 4, 2009 and retrospectively applied it to the consolidated statements of operations, for the periods ended January 3, 2009 and December 29, 2007.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of January 2, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2010 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Richmond, Virginia
March 2, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Advance Auto Parts, Inc. and Subsidiaries
Roanoke, Virginia

We have audited the internal control over financial reporting of Advance Auto Parts, Inc. and subsidiaries (the "Company") as of January 2, 2010 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 2, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended January 2, 2010 of the Company and our report dated March 2, 2010 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of new accounting standards and change in accounting principle for costs included in inventory.

/s/ Deloitte & Touche LLP

Richmond, Virginia
March 2, 2010

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
January 2, 2010 and January 3, 2009
(in thousands, except per share data)

	January 2,	January 3,
Assets	2010	2009

Current assets:
Cash and cash equivalents	$100,018	$37,358
Receivables, net	92,560	97,203
Inventories, net	1,631,867	1,623,088
Other current assets	63,173	49,977
Total current assets	1,887,618	1,807,626
Property and equipment, net of accumulated depreciation of
$914,045 and $817,428	1,100,338	1,071,405
Assets held for sale	1,492	2,301
Goodwill	34,387	34,603
Intangible assets, net	26,419	27,567
Other assets, net	22,709	20,563
	$3,072,963	$2,964,065
Liabilities and Stockholders' Equity
Current liabilities:
Bank overdrafts	$-	$20,588
Current portion of long-term debt	1,344	1,003
Financed vendor accounts payable	32,092	136,386
Accounts payable	966,274	791,330
Accrued expenses	393,060	372,510
Other current liabilities	73,257	43,177
Total current liabilities	1,466,027	1,364,994
Long-term debt	202,927	455,161
Other long-term liabilities	121,644	68,744
Commitments and contingencies
Stockholders' equity:
Preferred stock, nonvoting, $0.0001 par value,
10,000 shares authorized; no shares issued or outstanding	-	-
Common stock, voting, $0.0001 par value, 200,000 shares authorized;
104,251 shares issued and 93,623 outstanding at January 2, 2010
and 103,000 shares issued and 94,852 outstanding at January 3, 2009	10	10
Additional paid-in capital	392,962	335,991
Treasury stock, at cost, 10,628 and 8,148 shares	(391,176)	(291,114)
Accumulated other comprehensive loss	(6,699)	(9,349)
Retained earnings	1,287,268	1,039,628
Total stockholders' equity	1,282,365	1,075,166
	$3,072,963	$2,964,065

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended January 2, 2010, January 3, 2009 and December 29, 2007
(in thousands, except per share data)

	Fiscal Years
	2009	2008	2007
	(52 weeks)	(53 weeks)	(52 weeks)

Net sales	$5,412,623	$5,142,255	$4,844,404
Cost of sales, including purchasing and warehousing costs	2,768,397	2,743,131	2,585,665
Gross profit	2,644,226	2,399,124	2,258,739
Selling, general and administrative expenses	2,189,841	1,984,197	1,842,310
Operating income	454,385	414,927	416,429
Other, net:
Interest expense	(23,337)	(33,729)	(34,809)
Other income (expense), net	607	(506)	1,014
Total other, net	(22,730)	(34,235)	(33,795)
Income before provision for income taxes	431,655	380,692	382,634
Provision for income taxes	161,282	142,654	144,317
Net income	270,373	238,038	238,317

Basic earnings per share	$2.85	$2.51	$2.29

Diluted earnings per share	$2.83	$2.49	$2.28

Average common shares outstanding	94,459	94,655	103,826

Average common shares outstanding - assuming dilution	95,113	95,205	104,637

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Years Ended January 2, 2010, January 3, 2009 and December 29, 2007
(in thousands)

	Preferred Stock		Common Stock		Additional Paid-in	Trasury Stock, at cost		Accumulated Other Comprehensive	Retained	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Earnings	Equity
Balance, December 30, 2006	-	$-	105,351	$11	$414,153	-	$-	$3,472	$613,218	$1,030,854
Net income	-	-	-	-	-	-	-	-	238,317	238,317
Changes in net unrecognized other postretirement benefit costs, net of $414 tax	-	-	-	-	-	-	-	636	-	636
Unrealized loss on hedge arrangement, net of $3,087 tax	-	-	-	-	-	-	-	(4,809)	-	(4,809)
Comprehensive income										234,144
Issuance of shares upon the exercise of stock options	-	-	1,867	-	40,468	-	-	-	-	40,468
Tax benefit from share-based compensation	-	-	-	-	11,088	-	-	-	-	11,088
Issuance of restricted stock, net of forfeitures	-	-	130	-	-	-	-	-	-	-
Amortization of restricted stock balance	-	-	-	-	1,341	-	-	-	-	1,341
Share-based compensation	-	-	-	-	16,755	-	-	-	-	16,755
Stock issued under employee stock purchase plan	-	-	53	-	1,888	-	-	-	-	1,888
Treasury stock purchased	-	-	-	-	-	8,341	(285,869)	-	-	(285,869)
Treasury stock retired	-	-	(6,329)	(1)	(211,225)	(6,329)	211,225	-	-	(1)
Cash dividends	-	-	-	-	-	-	-	-	(24,789)	(24,789)
Adoption of unrecognized tax position guidance	-	-	-	-	-	-	-	-	(2,275)	(2,275)
Other	-	-	-	-	191	-	-	-	-	191
Balance, December 29, 2007	-	$-	101,072	$10	$274,659	2,012	$(74,644)	$(701)	$824,471	$1,023,795
Net income	-	-	-	-	-	-	-	-	238,038	238,038
Changes in net unrecognized other postretirement benefit costs, net of $52 tax	-	-	-	-	-	-	-	81	-	81
Unrealized loss on hedge arrangement, net of $5,605 tax	-	-	-	-	-	-	-	(8,729)	-	(8,729)
Comprehensive income										229,390
Issuance of shares upon the exercise of stock options	-	-	1,421	-	31,989	-	-	-	-	31,989
Tax benefit from share-based compensation	-	-	-	-	8,405	-	-	-	-	8,405
Issuance of restricted stock, net of forfeitures	-	-	427	-	-	-	-	-	-	-
Amortization of restricted stock balance	-	-	-	-	4,661	-	-	-	-	4,661
Share-based compensation	-	-	-	-	13,046	-	-	-	-	13,046
Stock issued under employee stock purchase plan	-	-	80	-	2,801	-	-	-	-	2,801
Treasury stock purchased	-	-	-	-	-	6,136	(216,470)	-	-	(216,470)
Cash dividends	-	-	-	-	-	-	-	-	(22,881)	(22,881)
Other	-	-	-	-	430	-	-	-	-	430
Balance, January 3, 2009	-	$-	103,000	$10	$335,991	8,148	$(291,114)	$(9,349)	$1,039,628	$1,075,166
Net income	-	-	-	-	-	-	-	-	270,373	270,373
Changes in net unrecognized other postretirement benefit costs, net of $246 tax	-	-	-	-	-	-	-	(384)	-	(384)
Unrealized gain on hedge arrangement, net of $1,815 tax	-	-	-	-	-	-	-	3,034	-	3,034
Comprehensive income										273,023
Issuance of shares upon the exercise of stock options	-	-	1,090	-	32,723	-	-	-	-	32,723
Tax benefit from share-based compensation	-	-	-	-	1,887	-	-	-	-	1,887
Issuance of restricted stock, net of forfeitures	-	-	110	-	-	-	-	-	-	-
Amortization of restricted stock balance	-	-	-	-	7,287	-	-	-	-	7,287
Share-based compensation	-	-	-	-	12,395	-	-	-	-	12,395
Stock issued under employee stock purchase plan	-	-	51	-	2,010	-	-	-	-	2,010
Treasury stock purchased	-	-	-	-	-	2,480	(100,062)	-	-	(100,062)
Cash dividends	-	-	-	-	-	-	-	-	(22,733)	(22,733)
Other	-	-	-	-	669	-	-	-	-	669
Balance, January 2, 2010	-	$-	104,251	$10	$392,962	10,628	$(391,176)	$(6,699)	$1,287,268	$1,282,365

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended January 2, 2010, January 3, 2009 and December 29, 2007
(in thousands)

	Fiscal Years
	2009	2008	2007
	(52 weeks)	(53 weeks)	(52 weeks)
Cash flows from operating activities:
Net income	$270,373	$238,038	$238,317
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	150,917	146,580	147,264
Amortization of deferred debt issuance costs	360	360	236
Share-based compensation	19,682	17,707	18,096
Loss on property and equipment, net	8,975	2,232	11,066
Provision (benefit) for deferred income taxes	66,622	(2,702)	(20,535)
Excess tax benefit from share-based compensation	(3,219)	(9,047)	(11,841)
Inventory write-down for change in inventory management approach	-	37,484	-
Net (increase) decrease in:
Receivables, net	4,643	(11,943)	5,951
Inventories, net	(8,779)	(130,657)	(66,129)
Other assets	(15,694)	(6,178)	(10,709)
Net increase in:
Accounts payable	174,944	102,360	37,383
Accrued expenses	20,778	84,806	55,256
Other liabilities	10,088	9,699	6,187
Net cash provided by operating activities	699,690	478,739	410,542
Cash flows from investing activities:
Purchases of property and equipment	(192,934)	(184,986)	(210,600)
Insurance proceeds related to damaged property	-	-	6,636
Proceeds from sales of property and equipment	7,395	6,790	1,821
Other	-	(3,413)	-
Net cash used in investing activities	(185,539)	(181,609)	(202,143)
Cash flows from financing activities:
Decrease in bank overdrafts	(11,060)	(9,412)	(4,206)
(Decrease) increase in financed vendor accounts payable	(104,294)	(17,163)	26,006
Dividends paid	(22,803)	(23,181)	(25,152)
Borrowings on note payable	-	-	4,232
Payments on note payable	(685)	(666)	-
Borrowings under credit facilities	173,400	438,600	495,400
Payments on credit facilities	(424,900)	(488,100)	(471,200)
Payment of debt related costs	-	-	(821)
Proceeds from the issuance of common stock, primarily exercise
of stock options	35,402	35,220	42,547
Excess tax benefit from share-based compensation	3,219	9,047	11,841
Repurchase of common stock	(100,062)	(219,429)	(282,910)
Other	292	658	(610)
Net cash used in financing activities	(451,491)	(274,426)	(204,873)
Net increase in cash and cash equivalents	62,660	22,704	3,526
Cash and cash equivalents, beginning of period	37,358	14,654	11,128
Cash and cash equivalents, end of period	$100,018	$37,358	$14,654

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
For the Years Ended January 2, 2010, January 3, 2009 and December 29, 2007
(in thousands)

	Fiscal Years
	2009	2008	2007

	(52 weeks)	(53 weeks)	(52 weeks)
Supplemental cash flow information:
Interest paid	$18,935	$27,224	$26,112
Income tax payments, net	126,391	106,715	158,314
Non-cash transactions:
Accrued purchases of property and equipment	28,838	26,299	30,523
Repurchases of common stock not settled	-	-	2,959
Retirement of common stock	-	-	211,225
Changes in other comprehensive income (loss)	2,650	(8,648)	(4,173)
Adoption of unrecognized tax position guidance	-	-	2,275
Declared but unpaid cash dividends	5,587	5,657	5,957

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
January 2, 2010, January 3, 2009 and December 29, 2007
(in thousands, except per share data)

1. Organization and Description of Business:

Advance Auto Parts, Inc. (“Advance”) conducts all of its operations through its wholly owned subsidiary, Advance Stores Company, Incorporated (“Stores”) and its subsidiaries (collectively, the “Company”).  The Company operates 3,264 stores within the United States, Puerto Rico and the Virgin Islands. The Company operates 3,238 stores throughout 39 states in the Northeastern, Southeastern and Midwestern regions of the United States. These stores operate under the “Advance Auto Parts” trade name except for certain stores in the State of Florida which operate under the “Advance Discount Auto Parts” trade name. These stores offer a broad selection of brand name and proprietary automotive replacement parts, accessories and maintenance items for domestic and imported cars and light trucks to do-it-yourself, or DIY, and do-it-for-me, or Commercial, customers. The Company’s Commercial customers consist of both walk-in and delivery customers. For Commercial delivery sales, the Company utilizes a fleet of vehicles to deliver product from its 2,868 store locations with delivery service to Commercial customers’ places of business, including independent garages, service stations and auto dealers. In addition, the Company operates 26 stores located in Puerto Rico and the Virgin Islands under the “Western Auto” and “Advance Auto Parts” trade names.

Autopart International (“AI”) is an independently run subsidiary of Stores and operates 156 stores under the “Autopart International” trade name located primarily throughout the Northeastern region of the United States.

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

Cash, Cash Equivalents and Bank Overdrafts

Cash and cash equivalents consist of cash in banks and money market funds with original maturities of three months or less. Included in cash equivalents are credit card and debit card receivables from banks, which generally settle within two to four business days. Credit and debit card receivables included in Cash and cash equivalents at January 2, 2010 and January 3, 2009 were $24,308 and $18,800, respectively. Bank overdrafts consist of outstanding checks not yet presented to a bank for settlement, net of cash held in accounts with right of offset. Bank overdrafts of $9,528 are included in Other current liabilities at January 2, 2010.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
January 2, 2010, January 3, 2009 and December 29, 2007
(in thousands, except per share data)
Receivables

       Receivables, net consist primarily of accounts receivables from vendors and commercial customers.  Vendor receivables are recorded based on amounts owed by the Company’s suppliers as provided in incentive agreements and other overall terms of the Company’s purchase agreements. The Company provides an allowance for doubtful accounts based upon factors related to the credit risk of specific customers or vendors, historical payment trends, current economic conditions and other relevant information regarding the debtor’s ability to pay.  The Company also extends credit to certain Commercial customers through a third-party provider of private label credit cards. Receivables under the private label credit card program are transferred to a third-party provider generally with no recourse.

Inventory

Inventory amounts are stated at the lower of cost or market. The cost of the Company’s merchandise inventory is determined using the last-in, first-out ("LIFO") method. Under the LIFO method, the Company’s cost of sales reflects the costs of the most recently purchased inventories, while the inventory carrying balance represents the costs relating to prices paid in prior years.

Vendor Incentives

The Company receives incentives in the form of reductions to amounts owed and/or payments from vendors related to cooperative advertising allowances, volume rebates and other promotional considerations. Many of these incentives are under long-term agreements (terms in excess of one year), while others are negotiated on an annual basis or less (short-term). Both cooperative advertising allowances and volume rebates are earned based on inventory purchases and initially recorded as a reduction to inventory. These deferred amounts are included as a reduction to cost of sales as the inventory is sold since these payments do not represent reimbursements for specific, incremental and identifiable costs. Total deferred vendor incentives included in Inventory, net was $46,294 and $50,527 at January 2, 2010 and January 3, 2009, respectively.

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

Amounts received or receivable from vendors that are not yet earned are reflected as deferred revenue in the accompanying consolidated balance sheets. Management's estimate of the portion of deferred revenue that will be realized within one year of the balance sheet date has been included in Other current liabilities in the accompanying consolidated balance sheets. Total deferred revenue was $11,695 and $12,266 at January 2, 2010 and January 3, 2009, respectively. Earned amounts that are receivable from vendors are included in Receivables, net except for that portion expected to be received after one year, which is included in Other assets, net on the accompanying consolidated balance sheets.

Preopening Expenses

Preopening expenses, which consist primarily of payroll and occupancy costs related to the opening of new stores, are expensed as incurred.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
January 2, 2010, January 3, 2009 and December 29, 2007
(in thousands, except per share data)
Income Taxes

The Company accounts for income taxes under the asset and liability method which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under the asset and liability method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period of the enactment date.

On December 31, 2006, the Company adopted the authoritative guidance under ASC Topic 740 for uncertainty in income taxes and upon adoption recorded an increase of $2,275 to the liability for unrecognized tax benefits and a corresponding decrease in its balance of retained earnings.  Accordingly, the Company accounts for uncertainties in income taxes pursuant to this guidance, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements. The Company recognizes tax benefits and/or tax liabilities for uncertain income tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires the Company to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as the Company must determine the probability of various possible outcomes.

The Company reevaluates these uncertain tax positions on a quarterly basis or when new information becomes available to management. The reevaluations are based on many factors, including but not limited to, changes in facts or circumstances, changes in tax law, successfully settled issues under audit, expirations due to statutes of limitations, and new federal or state audit activity. Any change in either the Company’s recognition or measurement could result in the recognition of a tax benefit or an increase to the tax accrual.

The Company also follows guidance provided on derecognition of benefits, classification, interest and penalties, accounting in interim periods, disclosure and transition.  Refer to Note 15 for a further discussion of income taxes.

Advertising Costs

The Company expenses advertising costs as incurred. Gross advertising expense incurred was approximately $65,431, $75,321 and $78,823 in Fiscal 2009, 2008 and 2007, respectively.

Self-Insurance

The Company is self-insured for general and automobile liability, workers' compensation and health care claims of its employees, or Team Members, while maintaining stop-loss coverage with third-party insurers to limit its total liability exposure. Expenses associated with these liabilities are calculated for (i) claims filed and (ii) claims incurred but not yet reported using actuarial methods followed in the insurance industry as well as the Company’s historical claims experience.

Warranty Liabilities

The warranty obligation on the majority of merchandise sold by the Company with a manufacturer’s warranty is the responsibility of the Company’s vendors.  However, the Company has an obligation to provide customers free replacement of merchandise or merchandise at a prorated cost if under a warranty and not covered by the manufacturer. Merchandise sold with warranty coverage by the Company primarily includes batteries but may also include other parts such as brakes and shocks. The Company estimates its warranty obligation at the time of sale based on the historical return experience, sales level and cost of the respective product sold. To the extent vendors provide upfront allowances in lieu of accepting the obligation for warranty claims and the allowance is in excess of the related warranty expense, the excess is recorded as a reduction to cost of sales.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
January 2, 2010, January 3, 2009 and December 29, 2007
(in thousands, except per share data)

Revenue Recognition

The Company recognizes revenue at the time the sale is made, and at which time the Company’s walk-in customers take immediate possession of the merchandise or same-day delivery is made to the Company’s commercial delivery customers. Sales are recorded net of discounts, sales taxes and estimated allowances. The Company estimates returns based on current sales levels and the Company’s historical return experience on a specific product basis. The Company’s reserve for sales returns and allowances was not material at January 2, 2010 and January 3, 2009.

Share-Based Payments

The Company provides share-based compensation to its employees and board of directors. The Company is required to exercise judgment and make estimates when determining the projected (i) fair value of each award granted and (ii) number of awards expected to vest. The Company uses the Black-Scholes option-pricing model to value all share-based awards at the date of grant and the straight-line method to amortize this fair value as compensation cost over the requisite service period.

Derivative Instruments and Hedging Activities

The Company’s accounting policy for derivative financial instruments is based on whether the instruments meet the criteria for designation as cash flow or fair value hedges. The criteria for designating a derivative as a hedge includes the assessment of the instrument’s effectiveness in risk reduction, matching of the derivative instrument to its underlying transaction and the probability that the underlying transaction will occur. For derivatives with cash flow hedge designation, the Company reports the after-tax gain or loss from the effective portion of the hedge as a component of accumulated other income (loss) and reclassifies it into earnings in the same period or periods in which the hedged transaction affects earnings, and within the same income statement line item as the impact of the hedged transaction. For derivatives with fair value hedge accounting designation, the Company would recognize gains or losses from the change in the fair value of these derivatives, as well as the offsetting change in the fair value of the underlying hedged item, in earnings.

The Company currently holds derivative financial instruments to manage interest rate risk. The Company has designated these derivative instruments as cash flow hedges. The derivative financial instruments are recorded at fair value and are included in Other current liabilities and Other long-term liabilities. On a quarterly basis, the Company measures the effectiveness of the derivative financial instruments by comparing the present value of the cumulative change in the expected future interest to be paid or received on the variable leg of the instruments against the expected future interest payments on the corresponding variable rate debt. In addition, the Company compares the critical terms, including notional amounts, underlying indexes and reset dates of the derivative financial instruments with the respective variable rate debt to ensure all terms agree. Any ineffectiveness would be reclassified from accumulated other comprehensive income (loss) to other income (expense).

Historically, the Company has utilized forward commodity contracts to manage the risk of fluctuating fuel prices. The Company elected to apply the normal purchase election allowed and therefore did not account for these contracts at fair value. The Company does not have any forward commodity contracts outstanding as of January 2, 2010.

Accumulated Other Comprehensive Income (Loss)

The purpose of reporting Accumulated comprehensive income (loss) is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period. The changes in accumulated comprehensive income are reported as other comprehensive income and refer to revenues, expenses, gains, and losses that are included in other comprehensive income but excluded from net income.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
January 2, 2010, January 3, 2009 and December 29, 2007

The Company’s Accumulated other comprehensive loss is comprised of the effective portion of fair value adjustments of interest rate swap transactions and the net unrealized gain associated with the Company’s postretirement benefit plan.

Goodwill and Other Intangible Assets

Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for under the purchase method. The Company tests goodwill and indefinite-lived intangible assets for impairment annually as of the first day of the fiscal fourth quarter, or when indications of potential impairment exist. These indicators would include a significant change in operating performance, the business climate, legal factors, competition, or a planned sale or disposition of a significant portion of the business, among other factors.

Testing for impairment is a two-step process. The first step is a review for potential impairment, while the second step measures the amount of impairment, if any. Under the first step, the Company compares the fair value of its reporting units with their respective carrying amounts, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of the reporting unit exceeds its fair value, the second step of the impairment test must be performed to measure the amount of impairment loss to be recognized, if any. An impairment loss is recognized when the fair value of goodwill or other intangible asset is below its carrying value.

Valuation of Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable and exceeds its fair value.

Significant factors, which would trigger an impairment review, include the following:

•	Significant decrease in the market price of a long-lived asset (asset group);
•	Significant changes in how assets are used or are planned to be used;
•	Significant adverse change in legal factors or business climate, including adverse regulatory action;
•	Significant negative industry trends;
•	An accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset (asset group);
•	Significant changes in technology;
•
A current-period operating or cash flow loss combined with a history of operating or cash flow losses, or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset (asset group); or

•	A current expectation that, more likely than not, a long-lived asset (asset group) will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.

When such an event occurs, the Company estimates the undiscounted future cash flows expected to result from the use of the long-lived asset (asset group) and its eventual disposition. These impairment evaluations involve estimates of asset useful lives and future cash flows. If the undiscounted expected future cash flows are less than the carrying amount of the asset and the carrying amount of the asset exceeds its fair value, an impairment loss is recognized. Management utilizes an expected present value technique, which uses a risk-free interest rate and multiple cash flow scenarios reflecting a range of possible outcomes, to estimate the fair value of its long-lived assets. Actual useful lives and cash flows could differ from those estimated by management using these techniques, which could have a material effect on our results of operations, financial position or cash flows.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
January 2, 2010, January 3, 2009 and December 29, 2007
(in thousands, except per share data)

Financed Vendor Accounts Payable

The Company is party to a short-term financing program with a bank allowing it to extend its payment terms on certain merchandise purchases. The substance of the program is for the Company to borrow money from the bank to finance purchases from vendors. The Company records any discount given by the vendor to its inventory and accretes this discount to the resulting short-term payable to the bank through interest expense over the extended term. At January 2, 2010 and January 3, 2009, $32,092 and $136,386, respectively, was payable to the bank by the Company under this program and is included in the accompanying consolidated balance sheets as Financed vendor accounts payable.

Earnings per Share

The Company adopted FASB Staff Position, or FSP, EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” effective January 4, 2009 (now included in overall earnings per share guidance under ASC Topic 260). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment awards are participating securities prior to vesting, and therefore, need to be included in the earnings allocation when computing earnings per share under the two-class method. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Certain of the Company’s shares granted to employees in the form of restricted stock are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per share.

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

Lease Accounting

The Company leases certain store locations, distribution centers, office space, equipment and vehicles. Initial terms for facility leases are typically 10 to 15 years, with renewal options at five year intervals, and may include rent escalation clauses. The total amount of the minimum rent is expensed on a straight-line basis over the initial term of the lease unless external economic factors exist such that renewals are reasonably assured, in which case the Company would include the renewal period in its amortization period. In those instances, the renewal period would be included in the lease term for purposes of establishing an amortization period and determining if such lease qualified as a capital or operating lease. In addition to minimum fixed rental payments, some leases provide for contingent facility rentals. Contingent facility rentals are determined on the basis of a percentage of sales in excess of stipulated minimums for certain store facilities as defined in the individual lease agreements. Most of the leases provide that the Company pay taxes, maintenance, insurance and certain other expenses applicable to the leased premises. Management expects that in the normal course of business leases that expire will be renewed or replaced by other leases.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
January 2, 2010, January 3, 2009 and December 29, 2007
(in thousands, except per share data)

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Expenditures for maintenance and repairs are charged directly to expense when incurred; major improvements are capitalized. When items are sold or retired, the related cost and accumulated depreciation are removed from the account balances, with any gain or loss reflected in the consolidated statements of operations.

Depreciation of land improvements, buildings, furniture, fixtures and equipment, and vehicles is provided over the estimated useful lives, which range from 2 to 30 years, of the respective assets using the straight-line method. Depreciation of building and leasehold improvements is provided over the shorter of the original useful lives of the respective assets or the term of the lease using the straight-line method. The term of the lease is generally the initial term of the lease unless external economic factors exist such that renewals are reasonably assured, in which case the renewal period would be included in the lease term for purposes of establishing an amortization period.

Closed Store Liabilities

The Company continually reviews the operating performance of its existing store locations and closes or relocates certain stores identified as underperforming or delivering strategically or financially unacceptable results. Expenses pertaining to closed store exit activities are included in the Company’s closed store liabilities. Closed store liabilities include the present value of the remaining lease obligations and management’s estimate of future costs of insurance, property tax and common area maintenance expenses (reduced by the present value of estimated revenues from subleases and lease buyouts) and new provisions are established by a charge to selling, general and administrative expenses, or SG&A, in the accompanying consolidated statements of operations at the time the facilities actually close.

From time to time closed store liability estimates require revisions, primarily due to changes in assumptions associated with revenue from subleases. The effect of changes in estimates for our closed store liabilities impact both our income statement and balance sheet: (i) they are included in SG&A in the accompanying consolidated statements of operations, and (ii) they are recorded in Accrued expenses (current portion) and Other long-term liabilities (long-term portion) in the accompanying consolidated balance sheets.

The Company also evaluates and determines if the results from the closure of store locations should be reported as discontinued operations based on the elimination of the operations and associated cash flows from the Company’s ongoing operations. The Company does not include in its evaluation of discontinued operations those operations and associated cash flows transferred to another store in the local market.

Cost of Sales and Selling, General and Administrative Expenses

The following table illustrates the primary costs classified in each major expense category:

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
January 2, 2010, January 3, 2009 and December 29, 2007
(in thousands, except per share data)

Cost of Sales			SG&A

●	Total cost of merchandise sold including:		●	Payroll and benefit costs for retail and corporate
	–	Freight expenses associated with moving		team members;
		merchandise inventories from our vendors to	●	Occupancy costs of retail and corporate facilities;
		our distribution center,	●	Depreciation related to retail and corporate assets;
	–	Vendor incentives, and	●	Advertising;
	–	Cash discounts on payments to vendors;	●	Costs associated with our commercial delivery
●	Inventory shrinkage;			program, including payroll and benefit costs,
●	Defective merchandise and warranty costs;			and transportation expenses associated with moving
●	Costs associated with operating our distribution			merchandise inventories from our retail stores to
	network, including payroll and benefit costs,			our customer locations;
	occupancy costs and depreciation; and		●	Self-insurance costs;
●	Freight and other handling costs associated with		●	Professional services;
	moving merchandise inventories through our		●	Other administrative costs, such as credit card
	supply chain			service fees, supplies, travel and lodging;
	–	From our distribution centers to our retail	●	Closed store expenses; and
		store locations, and	●	Impairment charges, if any.
	–	From certain of our larger stores which stock a
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

Effective October 10, 2009, the Company adopted ASU No. 2009-05, “Fair Value Measurements and Disclosures (ASC Topic 820): Measuring Liabilities at Fair Value.” This ASU provides amendments to ASC Topic 820-10, “Fair Value Measurements and Disclosures – Overall,” for the fair value measurement of liabilities. It provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using (a) a valuation technique that uses the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities and/or (b) an income approach valuation technique or a market approach valuation technique, consistent with the principles of ASC Topic 820.  The adoption had no impact on the Company’s consolidated financial statements.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
January 2, 2010, January 3, 2009 and December 29, 2007
(in thousands, except per share data)

Effective July 18, 2009 (the Company’s second quarter), the Company adopted FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (currently included in ASC Topic 820-10-65-4). This FSP provides guidance for estimating the fair value of an asset or liability when the volume and level of activity for the asset or liability have significantly decreased, as well as guidance on identifying circumstances that indicate a transaction is not orderly. It also requires disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, during the period. The adoption had no impact on the Company’s consolidated financial statements.

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

Effective July 18, 2009 (the Company’s second quarter), the Company adopted SFAS No. 165, “Subsequent Events” (currently ASC Topic 855-10).  This statement sets forth general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  The Company evaluated all activity through March 2, 2010 (the issuance date of the financial statements) and concluded that no subsequent events have occurred, other than the Company’s subsequent repurchase of its common stock as discussed in Note 13, that would require recognition in the consolidated financial statements or disclosure in the related notes to the consolidated financial statements.

In June 2008, the FASB Issued EITF No. 08-3, “Accounting by Lessees for Nonrefundable Maintenance Deposits” (currently ASC Topic 840). EITF 08-3 requires that nonrefundable maintenance deposits paid by a lessee under an arrangement accounted for as a lease be accounted for as a deposit asset until the underlying maintenance is performed. When the underlying maintenance is performed, the deposit may be expensed or capitalized in accordance with the lessee’s maintenance accounting policy. Upon adoption entities must recognize the effect of the change as a change in accounting principle. The adoption of EITF 08-3 had no impact on the Company’s consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (currently ASC Topic 350), which amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets.” The FSP requires an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset, and is an attempt to improve consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141, “Business Combinations” (collectively now under ASC Topic 805). The Company adopted the provisions of FSP FAS 142-3 effective January 4, 2009. The adoption of the FSP had no impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (collectively now under ASC Topic 805), which replaces SFAS No. 141, “Business Combinations.”  SFAS No. 141R, among other things, establishes principles and requirements for how an acquirer entity recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any controlling interests in the acquired entity; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Costs of the acquisition will be recognized separately from the business combination. SFAS No. 141R applies to business combinations for fiscal years beginning after December

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
January 2, 2010, January 3, 2009 and December 29, 2007
(in thousands, except per share data)

15, 2008. The Company will consider this standard when evaluating potential future transactions to which it would apply.

In December 2009, the FASB issued ASU No. 2009-16, “Transfers and Servicing (Topic 860) Accounting for Transfers of Financial Assets,” which amends the ASC for the issuance of SFAS No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140.” The amendments in this ASU clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting and requires enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. ASU 2009-16 is effective for the Company’s fiscal year beginning after November 15, 2009. The Company does not expect the adoption to have a material impact on its consolidated financial statements.

3. Change in Accounting Principle:

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

The change relates to capitalizing handling costs associated with moving merchandise inventories from our HUB stores and PDQ®s to our retail stores, which are now treated as inventory product costs. Such costs are includable in inventory and expensed in cost of sales as inventory is sold because they relate to the acquisition of goods for resale by the Company. The Company has determined that it is preferable to capitalize such handling costs into inventory because it better represents the costs incurred to prepare inventory for sale to the customer and it is consistent with the Company’s treatment of other handling costs associated with moving merchandise inventories from our distribution centers to our retail stores.

The change in accounting principle has been retrospectively applied to all prior periods presented herein related to cost of sales and SG&A. However, because the inventory transferred is typically at the retail store for only one or two days until customer pick-up, the current and historical impact of this change on the accompanying consolidated balance sheets, consolidated net income, earnings per share, and consolidated statements of cash flows is not material and, as a result, Inventories, net was not adjusted. Accordingly, there is no impact on any financial statement line items other than cost of sales and SG&A, and there was no cumulative effect of the change in accounting principle on retained earnings. The change in accounting principle was initially reported in the Company’s Form 10-Q for the first quarter of Fiscal 2009. The table below represents the impact of the accounting change on the current period presented and comparable periods presented, respectively:

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
January 2, 2010, January 3, 2009 and December 29, 2007
(in thousands, except per share data)

	Fifty-Two week period ended January 2, 2010
	Prior to Effect
	of Accounting
	Change	Adjustments	As Reported
Cost of sales, including purchasing
and warehousing costs	$2,698,907	$69,490	$2,768,397

Gross profit	$2,713,716	$(69,490)	$2,644,226

Selling, general and administrative expenses	$2,259,331	$(69,490)	$2,189,841

	Fifty-Three week period ended January 3, 2009
	As Previously
	Reported	Adjustments	As Adjusted
Cost of sales, including purchasing
and warehousing costs	$2,679,191	$63,940	$2,743,131

Gross profit	$2,463,064	$(63,940)	$2,399,124

Selling, general and administrative expenses	$2,048,137	$(63,940)	$1,984,197

	Fifty-Two week period ended December 29, 2007
	As Previously
	Reported	Adjustments	As Adjusted
Cost of sales, including purchasing
and warehousing costs	$2,523,435	$62,230	$2,585,665

Gross profit	$2,320,969	$(62,230)	$2,258,739

Selling, general and administrative expenses	$1,904,540	$(62,230)	$1,842,310

4. Store Closures and Impairment:

During Fiscal 2009, the Company closed 55 stores and relocated 10 stores, 45 of which were designated under the store divestiture plan. The remaining store closures were part of the Company’s routine review and closure of underperforming stores at or near the end of their respective lease terms. The store divestiture plan consisted of a review of operating stores to identify locations for potential closing based on both financial and operating factors. These factors included cash flow, profitability, strategic market importance, store full potential and current lease rates.

During Fiscal 2009, the Company recognized $27,725 of total expense associated with its closed store activities, $26,057 of which was divestiture related, or divestiture expense.  For Fiscal 2009, divestiture expense included closed store exit costs of $21,121. The closed store exit costs primarily included the establishment of the liability for future lease obligations as well as severance. Closed store liabilities include the present value of the remaining lease obligations and management’s estimate of future costs of insurance, property tax and common area maintenance (reduced by the present value of estimated revenues from subleases and lease buyouts). New provisions are established by a charge to SG&A in the accompanying consolidated statements of operations at the time the facilities actually close.

A summary of the Company’s closed store liabilities, which are recorded in Accrued expenses (current portion) and Other long-term liabilities (long-term portion) in the accompanying consolidated balance sheet, are presented in the following table:

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
January 2, 2010, January 3, 2009 and December 29, 2007
(in thousands, except per share data)

	Lease Obligations	Severance and Other Exit	Total
For the fifty-three weeks ended January 3, 2009:

Closed Store Liabilities, December 29, 2007	$2,485	$-	$2,485
Reserves established	4,650	-	4,650
Change in estimates	638	-	638
Reserves utilized	(2,706)	-	(2,706)
Closed Store Liabilities, January 3, 2009	$5,067	$-	$5,067

For the fifty-two weeks ended January 2, 2010:

Closed Store Liabilities, January 3, 2009	$5,067	$-	$5,067
Reserves established	20,739	777	21,516
Change in estimates	(365)	-	(365)
Reserves utilized	(5,070)	(777)	(5,847)
Closed Store Liabilities, January 2, 2010	$20,371	$-	$20,371

The Company’s ending closed store liabilities at January 2, 2010 included $18,050 related to the store divestiture plan.

The Company also included impairment charges of $4,936 in its total divestiture expense during Fiscal 2009.  These charges primarily consisted of the impairment of certain store assets contained in leased store locations of the AAP segment identified as part of the store divestiture plan.  The Company evaluates the recoverability of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable and exceeds its fair value. Accordingly, the Company determined that the carrying amounts of the assets were considered to not be recoverable based on the stores’ closure and /or projected inability to produce sufficient cash flows.

The impairment was determined based on the excess of the assets’ carrying value as compared to their fair value as determined by the income approach.  Under this approach, the Company utilized internal cash flow projections over the life of the underlying lease agreements discounted based on a risk-free rate of return.  This impairment charge is included in SG&A of the accompanying consolidated statements of operations.

5. Inventories, net:

Merchandise Inventory

The Company uses the LIFO method of accounting for approximately 95% of inventories at January 2, 2010 and January 3, 2009, respectively. The Company’s overall costs to acquire inventory for the same or similar products have generally decreased historically due to the Company’s significant growth and execution of merchandise strategies. As a result of utilizing LIFO, the Company recorded a reduction to cost of sales of $16,040 and $11,055 for Fiscal 2009 and Fiscal 2007, respectively. The Company recorded an increase to cost of sales of $12,555 for Fiscal 2008 primarily due to commodity inflation experienced in Fiscal 2008.

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

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
January 2, 2010, January 3, 2009 and December 29, 2007
(in thousands, except per share data)

Inventory Overhead Costs

Purchasing and warehousing costs included in inventory, at FIFO, at January 2, 2010 and January 3, 2009, were $104,761 and $104,594, respectively.

Inventory Balances and Inventory Reserves

Inventory balances at year-end for Fiscal 2009 and Fiscal 2008 were as follows:

	January 2,	January 3,
	2010	2009
Inventories at FIFO, net	$1,534,610	$1,541,871
Adjustments to state inventories at LIFO	97,257	81,217
Inventories at LIFO, net	$1,631,867	$1,623,088

Inventory quantities are tracked through a perpetual inventory system. The Company uses a cycle counting program in all distribution centers and PDQ®s to ensure the accuracy of the perpetual inventory quantities of both merchandise and product core inventory. For our retail stores, the Company completes physical inventories in addition to periodic cycle counts to ensure the accuracy of the perpetual inventory quantities of both merchandise and core inventory in these locations. The Company establishes reserves for estimated shrink based on results of completed physical inventories, results from recent cycle counts and historical and current loss trends.

The Company also establishes reserves for potentially excess and obsolete inventories based on (i) current inventory levels, (ii) the historical analysis of product sales and (iii) current market conditions. The Company provides reserves when less than full credit is expected from a vendor or when liquidating product will result in retail prices below recorded costs. At the end of Fiscal 2008, the Company reviewed its inventory productivity and changed its inventory management approach for slow moving inventory. As a result, the Company increased its reserve for excess and obsolete inventories by $34,084, excluding a LIFO and warehousing cost impact of $3,400. With this change in inventory management approach, the Company intends to more effectively manage slow moving inventory and utilize vendor return privileges when necessary. During Fiscal 2009, the Company utilized substantially all of the reserve established in Fiscal 2008 for its change in approach for slow moving inventory.

The following table presents changes in the Company’s inventory reserves for years ended January 2, 2010, January 3, 2009 and December 29, 2007:

	January 2,	January 3,	December 29,
	2010	2009	2007

Inventory reserves, beginning of period	$62,898	$35,565	$31,376
Additions to inventory reserves	63,133	113,605	106,387
Reserves utilized	(97,545)	(86,272)	(102,198)
Inventory reserves, end of period	$28,486	$62,898	$35,565

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
January 2, 2010, January 3, 2009 and December 29, 2007
(in thousands, except per share data)
6. Goodwill and Intangible Assets:

Goodwill

The following table reflects the carrying amount of goodwill pertaining to the Company’s two segments, and the changes in goodwill carrying amounts, for the years ended January 2, 2010 and January 3, 2009, respectively:

	AAP Segment	AI Segment	Total

Balance at December 29, 2007	$16,093	$17,625	$33,718
Fiscal 2008 activity	-	885	885
Balance at January 3, 2009	$16,093	$18,510	$34,603
Fiscal 2009 activity	-	(216)	(216)
Balance at January 2, 2010	$16,093	$18,294	$34,387

During Fiscal 2008, AI recorded goodwill in the amount of $885 and a subsequent reduction of $216 in Fiscal 2009 in connection with an acquisition of a small retail chain.

 Intangible Assets Other Than Goodwill

The carrying amount and accumulated amortization of acquired intangible assets as of January 2, 2010 and January 3, 2009 are comprised of the following:

	Acquired intangible assets
			Not Subject
	Subject to Amortization		to Amortization
	Customer		Trademark and	Intangible
	Relationships	Other	Tradenames	Assets, net
Gross:
Gross carrying amount at December 29, 2007	$9,600	$885	$18,800	$29,285
Additions	200	-	1,750	1,950
Gross carrying amount at January 3, 2009	$9,800	$885	$20,550	$31,235
Additions	-	-	-	-
Gross carrying amount at January 2, 2010	$9,800	$885	$20,550	$31,235

Net:
Net carrying amount at December 29, 2007	$7,464	$580	$18,800	$26,844
Additions	200	-	1,750	1,950
2008 amortization	(1,098)	(129)	-	(1,227)
Net carrying amount at January 3, 2009	$6,566	$451	$20,550	$27,567
Additions	-	-	-	-
2009 amortization	(1,023)	(125)	-	(1,148)
Net carrying amount at January 2, 2010	$5,543	$326	$20,550	$26,419

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
January 2, 2010, January 3, 2009 and December 29, 2007
(in thousands, except per share data)

access to the Louisville, Kentucky market. This acquisition improved the Company’s trademark rights, opened a new metropolitan market for the Company and is expected to increase traffic to the Company’s website.

	FY 2009	FY 2008	FY 2007
Amortization expense	$1,148	$1,227	$1,082

Future Amortization Expense

The table below shows expected amortization expense for the next five years for acquired intangible assets recorded as of January 2, 2010:

Fiscal Year	Amount
2010	$ 1,054
2011	967
2012	967
2013	967
2014	967

7. Receivables, net:

Receivables consist of the following:

	January 2,	January 3,
	2010	2009

Trade	$16,389	$17,843
Vendor	79,006	81,265
Other	2,801	3,125
Total receivables	98,196	102,233
Less: Allowance for doubtful accounts	(5,636)	(5,030)
Receivables, net	$92,560	$97,203

8.  Derivative Instruments and Hedging Activities:

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

The fair value of these interest rate swaps are determined based on a forward yield curve and the contracted interest rates stated in the interest rate swap agreements. The fair value of the Company’s interest rate swaps was an unrecognized loss of $17,344 and $21,979, at January 2, 2010 and January 3, 2009, respectively, which is reflected in Accumulated other comprehensive income (loss). Any amounts received or paid under these hedges are recorded in the consolidated statement of operations during the accounting period the interest on the hedged debt is paid. Based on the estimated current and future fair values of the hedge arrangements at January 2, 2010, the Company estimates amounts currently included in Accumulated other comprehensive income (loss) pertaining to the interest rate swaps that will be reclassified and recorded in the consolidated statement of operations in the next 12 months will consist of a net loss of $10,700.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
January 2, 2010, January 3, 2009 and December 29, 2007
(in thousands, except per share data)

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of January 2, 2010 and January 3, 2009:

	Liability Derivatives
	Balance Sheet	Fair Value as of	Fair Value as of
	Location	January 2, 2010	January 3, 2009
Derivatives designated as hedging
instruments:
Interest rate swaps	Accrued expenses	$10,700	$9,222
Interest rate swaps	Other long-term liabilities	6,644	12,757
		$17,344	$21,979

The table below presents the effect of the Company’s derivative financial instruments on the statement of operations for Fiscal 2009, 2008 and 2007, respectively:
Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative, net of tax (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income, net of tax (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative, net of tax (Ineffective Portion and Amount Excluded from Effectiveness Testing)

2009

Interest rate swaps	$3,034	Interest expense	$(6,618)	Other income (expense), net	$(130)

2008

Interest rate swaps	$(8,729)	Interest expense	$(2,152)	Interest expense	$-

2007

Interest rate swaps	$(4,809)	Interest expense	$523	Interest expense	$-

The Company reclassified $213 from accumulated other comprehensive loss to earnings during fiscal 2009 in connection with the $75,000 repayment of the Company’s revolver.  The amount reclassified to earnings represents an estimate of the forecasted interest that will not be paid as a result of the revolver repayment. The Company intends to reborrow $75,000 on its revolver subsequent to January 2, 2010 and will redesignate the applicable interest rate swap at that time.

Forward Contracts

During Fiscal 2009 and 2008, the Company hedged approximately 50% and 70%, respectively, of its diesel fuel consumption. All of these agreements expired during 2009.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
January 2, 2010, January 3, 2009 and December 29, 2007
(in thousands, except per share data)

9. Fair Value Measurements:

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

The following table sets forth the Company’s financial liabilities that were measured at fair value on a recurring basis during the 2009 fiscal year, including at January 2, 2010:

Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3

		Quoted Prices in		Significant
	Fair Value at	Active Markets for	Significant Other	Unobservable
	January 2, 2010	Identical Assets	Observable Inputs	Inputs

Interest rate swaps	$17,344	$-	$17,344	$-

The fair value of these interest rate swaps at January 2, 2010 and January 3, 2009, respectively, was an unrecognized loss of $17,344 and $21,979. The fair value of the Company’s interest rate swaps is mainly based on observable interest rate yield curves for similar instruments.

The carrying amount of the Company’s cash and cash equivalents, accounts receivable, bank overdrafts, financed vendor accounts payable, accounts payable, accrued expenses and current portion of long term debt approximate their fair values due to the relatively short term nature of these instruments. As of January 2, 2010 and January 3, 2009, the fair value of the Company’s long-term debt with a carrying value of $202,927 and $455,161, respectively, was approximately $195,000 and $374,000, respectively, and was based on similar long-term debt issues available to the Company as of that date. The fair value of the Company’s fixed rate debt was determined by using an assumed market interest rate commensurate with the Company’s credit risk.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
January 2, 2010, January 3, 2009 and December 29, 2007
(in thousands, except per share data)

Non-Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). The Company recorded an impairment charge of $4,936 during Fiscal 2009 to reduce certain store assets in its store divestiture plan to their estimated fair value of zero.  The fair values were determined based on the income approach, in which the Company utilized internal cash flow projections over the life of the underlying lease agreements discounted based on a risk-free rate of return.  These measures of fair value, and related inputs, are considered a level 3 approach under the fair value hierarchy.  There were no other changes related to level 3 assets.

10.  Long-term Debt:

Long-term debt consists of the following:

	January 2, 2010	January 3, 2009
Senior Debt:
Revolving credit facility at variable interest rates
(4.81% at January 3, 2009) due October 2011	$-	$251,500
Term loan at variable interest rates
(1.31% and 3.02% at January 2, 2010 and January 3,
2009, respectively) due October 2011	200,000	200,000
Other	4,271	4,664
	204,271	456,164
Less: Current portion of long-term debt	(1,344)	(1,003)
Long-term debt, excluding current portion	$202,927	$455,161

Bank Debt

The Company has a $750,000 unsecured five-year revolving credit facility with Stores serving as the borrower. The revolving credit facility also provides for the issuance of letters of credit with a sub limit of $300,000, and swingline loans in an amount not to exceed $50,000. The Company may request, subject to agreement by one or more lenders, that the total revolving commitment be increased by an amount not exceeding $250,000 (up to a total commitment of $1,000,000) during the term of the credit agreement. Voluntary prepayments and voluntary reductions of the revolving balance are permitted in whole or in part, at the Company’s option, in minimum principal amounts as specified in the revolving credit facility. The revolving credit facility matures on October 5, 2011.

As of January 2, 2010, the Company had no amount outstanding under its revolving credit facility, and letters of credit outstanding of $99,805, which reduced the availability under the revolving credit facility to $650,195. (The letters of credit generally have a term of one year or less.) A commitment fee is charged on the unused portion of the revolver, payable in arrears. The current commitment fee rate is 0.150% per annum.

As January 2, 2010, the Company had $200,000 outstanding under its unsecured four-year term loan. The Company entered into the term loan in Fiscal 2007 with Stores serving as borrower. The term loan matures on October 5, 2011.

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
January 2, 2010, January 3, 2009 and December 29, 2007
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

Other

As of January 2, 2010, the Company had $4,271 outstanding under an economic development note and other financing arrangements.

Guarantees and Covenants

The term loan and revolving credit facility are fully and unconditionally guaranteed by Advance. The Company’s debt agreements collectively contain covenants restricting its ability to, among other things:  (1) create, incur or assume additional debt (including hedging arrangements), (2) incur liens or engage in sale-leaseback transactions, (3) make loans and investments, (4) guarantee obligations, (5) engage in certain mergers, acquisitions and asset sales, (6) change the nature of the Company’s business and the business conducted by its subsidiaries and (7) change Advance’s status as a holding company. The Company is also required to comply with financial covenants with respect to a maximum leverage ratio and a minimum consolidated coverage ratio. The Company was in compliance with these covenants at January 2, 2010 and January 3, 2009. The Company’s term loan and revolving credit facility also provide for customary events of default, covenant defaults and cross-defaults to its other material indebtedness.

At January 2, 2010, the aggregate future annual maturities of long-term debt instruments are as follows:

Fiscal Year	Amount
2010	$1,344
2011	200,972
2012	742
2013	689
2014	524
Thereafter	-
$204,271

11.  Property and Equipment:

Property and equipment consists of the following:

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
January 2, 2010, January 3, 2009 and December 29, 2007

	Original Useful Lives	January 2, 2010	January 3, 2009
Land and land improvements	0 - 10 years	$313,938	$289,682
Buildings	30 years	363,992	351,603
Building and leasehold improvements	3 - 30 years	245,137	229,372
Furniture, fixtures and equipment	2 - 10 years	972,817	897,778
Vehicles	2 - 10 years	24,424	25,545
Construction in progress		82,837	90,195
Other		11,238	4,658
		2,014,383	1,888,833
Less - Accumulated depreciation		(914,045)	(817,428)
Property and equipment, net		$1,100,338	$1,071,405

Depreciation expense was $149,769, $145,353 and $146,182 for Fiscal 2009, 2008 and 2007, respectively. The Company capitalized approximately $4,657, $2,388 and $2,274 incurred for the development of internal use computer software during Fiscal 2009, 2008 and 2007, respectively. These costs are included in the furniture, fixtures and equipment category above and are depreciated on the straight-line method over three to five years.

12.  Accrued Expenses:

Accrued expenses consist of the following:
	January 2,	January 3,
	2010	2009
Payroll and related benefits	$90,493	$75,471
Warranty reserves	30,387	28,662
Capital expenditures	28,838	26,299
Self-insurance reserves	93,706	90,554
Taxes payable	54,861	69,714
Other	94,775	81,810
Total accrued expenses	$393,060	$372,510

Additional information appears below regarding the Company’s accrued expenses for warranty reserves and self-insurance reserves.

Warranty Reserves

The following table presents changes in the Company’s warranty reserves:

	January 2,	January 3,	December 29,
	2010	2009	2007

Warranty reserves, beginning of period	$28,662	$17,757	$13,069
Additions to warranty reserves	36,440	38,459	24,722
Reserves utilized	(34,715)	(27,554)	(20,034)
Warranty reserves, end of period	$30,387	$28,662	$17,757

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
January 2, 2010, January 3, 2009 and December 29, 2007
(in thousands, except per share data)

Effective December 30, 2007, the Company began including in its warranty reserve the warranty obligation on certain other products sold in addition to batteries. A portion of this obligation is funded by the Company’s vendors.

Self-insurance Reserves

The following table presents changes in the Company’s self-insurance reserves:

	January 2,	January 3,	December 29,
	2010	2009	2007

Self-insurance reserves, beginning of period	$90,554	$85,523	$71,519
Additions to self-insurance reserves	102,571	89,315	102,641
Reserves utilized	(99,419)	(84,284)	(88,637)
Self-insurance reserves, end of period	$93,706	$90,554	$85,523

13.  Stock Repurchase Program:

The Company’s stock repurchase program allows it to repurchase its common stock on the open market or in privately negotiated transactions from time to time in accordance with the requirements of the Securities and Exchange Commission.

During Fiscal 2009, the Company repurchased 2,467 shares of its common stock at an aggregate cost of $99,567, or an average price of $40.36 per share, under its $250,000 stock repurchase program leaving $89,406 remaining under this program, excluding related expenses. Since the inception of the $250,000 stock repurchase program, the Company has repurchased 4,040 shares of its common stock at an aggregate cost of $160,594, or an average price of $39.75, excluding related expenses. Additionally, the Company repurchased 12 shares of its common stock at an aggregate cost of $495 in connection with the net settlement of shares issued from the lapse of restricted stock.

During Fiscal 2008, the Company repurchased 6,136 shares of its common stock at an aggregate cost of $216,470, or an average price of $35.28 per share, of which 4,563 shares of common stock were repurchased under the previous $500,000 stock repurchase program. Additionally, the Company settled $2,959 on shares repurchased at the end of Fiscal 2007.

Subsequent to January 2, 2010, the Company’s Board of Directors authorized a new $500,000 stock repurchase program on February 16, 2010. The new program cancelled and replaced the remaining portion of its previous $250,000 stock repurchase program, which was authorized on May 15, 2008. As of February 26, 2010, the Company has repurchased 1,392 shares of its common stock at an aggregate cost of $56,236, or an average price of $40.40 per share, under its $500,000 stock repurchase program.

14.  Earnings per Share:

Certain of the Company’s shares granted to employees in the form of restricted stock are considered participating securities, which require the use of the two-class method for the computation of basic and diluted earnings per share. For Fiscal 2009, 2008 and 2007, earnings of $1,382, $875 and $225, respectively, were allocated to the participating securities exclusive of any cash dividends already reflected in net income.

Diluted earnings per share of common stock reflects the weighted-average number of shares of common stock outstanding, outstanding deferred stock units and the impact of outstanding stock options, and stock appreciation rights (collectively “share-based awards”). Diluted earnings per share are calculated by including the effect of dilutive securities. Share-based awards to purchase approximately 1,224, 2,747 and 2,549 shares of common stock that had an exercise price in excess of the average market price of the common stock during Fiscal 2009, 2008 and

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
January 2, 2010, January 3, 2009 and December 29, 2007
(in thousands, except per share data)

2007, respectively, were not included in the calculation of diluted earnings per share because they are anti-dilutive.

The following table illustrates the computation of basic and diluted earnings per share for Fiscal 2009, 2008 and 2007, respectively:

	Fiscal Year Ended
	January 2,	January 3,	December 29,
	2010	2009	2007
Numerator	(52 weeks)	(53 weeks)	(52 weeks)
Net income applicable to common shares	$270,373	$238,038	$238,317
Participating securities' share in earnings	(1,382)	(875)	(225)
Net income applicable to common shares	$268,991	$237,163	$238,092
Denominator
Basic weighted average common shares	94,459	94,655	103,826
Dilutive impact of share based awards	654	550	811
Diluted weighted average common shares	95,113	95,205	104,637

Basic earnings per common share
Net income applicable to common stockholders	$2.85	$2.51	$2.29
Diluted earnings per common share
Net income applicable to common stockholders	$2.83	$2.49	$2.28

Earnings per share for Fiscal 2008 and 2007 were adjusted retrospectively due to the application of the two-class method rather than the treasury method for the earnings per share calculation. As a result, diluted earnings per share were decreased by $0.01 for Fiscal 2008 and basic earnings per share were decreased by $0.01 for Fiscal 2007.

15. Income Taxes:

Provision for Income Taxes

Provision (benefit) for income taxes from continuing operations for Fiscal 2009, 2008 and 2007 consists of the following:

	Current	Deferred	Total
2009-
Federal	$87,198	$58,085	$145,283
State	7,462	8,537	15,999
	$94,660	$66,622	$161,282
2008-
Federal	$128,952	$(1,435)	$127,517
State	16,404	(1,267)	15,137
	$145,356	$(2,702)	$142,654
2007-
Federal	$143,726	$(17,444)	$126,282
State	21,126	(3,091)	18,035
	$164,852	$(20,535)	$144,317

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
January 2, 2010, January 3, 2009 and December 29, 2007
(in thousands, except per share data)

The provision (benefit) for income taxes differed from the amount computed by applying the federal statutory income tax rate due to:

	2009	2008	2007
Income before provision (benefit) for income taxes
at statutory U.S. federal income tax rate (35%)	$151,079	$133,242	$133,922
State income taxes, net of federal income tax benefit	10,400	9,839	11,723
Non-deductible expenses	3,077	2,177	1,181
Valuation allowance	(614)	491	221
Other, net	(2,660)	(3,095)	(2,730)
	$161,282	$142,654	$144,317

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

	January 2,	January 3,
	2010	2009
Deferred income tax assets	$104,078	$100,177
Valuation allowance	(1,273)	(1,887)
Deferred income tax liabilities	(209,658)	(136,942)
Net deferred income tax liabilities	$(106,853)	$(38,652)

At January 2, 2010 and January 3, 2009, the Company had cumulative net deferred income tax liabilities of $106,853 and $38,652, respectively. The deferred income tax assets also include state net operating loss carry-forwards, or NOLs, of approximately $2,057 and $2,581, respectively. These NOLs may be used to reduce future taxable income and expire periodically through Fiscal 2027. Due to uncertainties related to the realization of certain deferred tax assets for NOLs in certain jurisdictions, the Company recorded a valuation allowance of $1,273 as of January 2, 2010 and $1,887 as of January 3, 2009. The amount of deferred income tax assets realizable, however, could change in the future if projections of future taxable income change.

Temporary differences which give rise to significant deferred income tax assets (liabilities) are as follows:

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
January 2, 2010, January 3, 2009 and December 29, 2007
(in thousands, except per share data)

	January 2,	January 3,
	2010	2009
Current deferred income tax assets (liabilities):
Inventory valuation differences	$(114,510)	$(94,373)
Accrued medical and workers compensation	30,015	28,527
Accrued expenses not currently deductible for tax	26,674	28,394
Net operating loss carryforwards	445	510
Other, net	5,168	3,606
Total current deferred income tax assets (liabilities)	$(52,208)	$(33,336)

Long-term deferred income tax assets (liabilities):
Property and equipment	(95,148)	(42,569)
Postretirement benefit obligation	3,042	3,612
Share-based compensation	19,872	17,562
Closed store related	5,428	-
Net operating loss carryforwards	1,612	2,071
Valuation allowance	(1,273)	(1,887)
Other, net	11,822	15,895
Total long-term deferred income tax assets (liabilities)	$(54,645)	$(5,316)

These amounts are recorded in Other current liabilities and Other long-term liabilities in the accompanying consolidated balance sheets, as appropriate.

Unrecognized Tax Benefits

The following table lists each category and summarizes the activity of the Company’s gross unrecognized tax benefits for the fiscal years ended January 2, 2010, January 3, 2009 and December 29, 2007:

	January 2,	January 3,	December 29,
	2010	2009	2007
Unrecognized tax benefits, beginning of period	$13,797	$14,145	$16,453
Increases related to prior period tax positions	896	514	1,279
Decreases related to prior period tax positions	(711)	(1,280)	(1,853)
Increases related to current period tax positions	1,475	1,882	5,340
Settlements	(3,527)	(317)	(539)
Expiration of statute of limitations	(817)	(1,147)	(271)
Unrecognized tax benefits, end of period	$11,113	$13,797	$20,409

As of January 2, 2010, the entire amount of unrecognized tax benefits, if recognized, would reduce the Company’s annual effective tax rate.

The Company has chosen to provide for potential interest and penalties associated with uncertain tax positions as a part of income tax expense. During Fiscal 2009, the Company recorded potential interest and penalties of $1,066 and $18, respectively, related to these unrecognized tax benefits. During Fiscal 2008, the Company recorded potential interest and penalties of $1,550 and $207, respectively. During Fiscal 2007, the Company recorded potential interest and penalties of $1,827 and $709. As of January 2, 2010, the Company had recorded a liability for potential interest and penalties of $3,918 and $442, respectively. As of January 3, 2009, the Company had recorded a liability for potential interest and penalties of $5,022 and $1,743, respectively. As of December 29, 2007, the Company had recorded a liability for potential interest and penalties of $4,421 and $1,843, respectively, which was included in the above table. The Company has not provided for any penalties associated with tax contingencies unless considered probable of assessment. The Company does not expect its unrecognized tax benefits to change

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
January 2, 2010, January 3, 2009 and December 29, 2007
(in thousands, except per share data)

significantly over the next 12 months.

During the next 12 months, it is possible the Company could conclude on approximately $1,000 to $2,000 of the contingencies associated with unrecognized tax uncertainties due mainly to the conclusion of audits and the expiration of statutes of limitations. The majority of these resolutions would be achieved through the completion of current income tax examinations.

The Company files U.S. and state income tax returns in jurisdictions with varying statutes of limitations. The Internal Revenue Service completed an examination of the Company’s 2006 and 2007 tax return. The 2008 and 2009 tax years remain open to exam by the Internal Revenue Service. The Company has no state examinations open for tax years prior to 2005. With limited exceptions, the 2006 and subsequent years remain subject to examination by state tax authorities.

16.  Lease Commitments:

At January 2, 2010, future minimum lease payments due under non-cancelable operating leases with lease terms ranging from 1 year to 30 years through the year 2039 for all open stores are as follows:

Fiscal Year	Amount
2010	$287,320
2011	250,396
2012	227,551
2013	202,104
2014	171,743
Thereafter	933,557
$2,072,671

The Company anticipates its future minimum lease payments will be partially off-set by future minimum sub-lease income. At January 2, 2010 and January 3, 2009, future minimum sub-lease income to be received under non-cancelable operating leases is $4,266 and $5,042, respectively.

Net Rent Expense

Net rent expense for Fiscal 2009, 2008 and 2007 was as follows:

	2009	2008	2007
Minimum facility rentals	$272,686	$261,315	$245,135
Contingent facility rentals	729	642	730
Equipment rentals	4,738	4,338	5,490
Vehicle rentals	21,403	17,202	14,572
	299,556	283,497	265,927
Less: Sub-lease income	(3,652)	(3,940)	(4,038)
	$295,904	$279,557	$261,889

Rent expense associated with closed locations is included in SG&A.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
January 2, 2010, January 3, 2009 and December 29, 2007
(in thousands, except per share data)

17. Contingencies:

In the case of all known contingencies, the Company accrues for an obligation, including estimated legal costs, when it is probable and the amount is reasonably estimable. As facts concerning contingencies become known to the Company, the Company reassesses its position with respect to accrued liabilities and other potential exposures. Estimates that are particularly sensitive to future change include legal matters, which are subject to change as events evolve, and as additional information becomes available during the administrative and litigation process.

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

      The Company has entered into employment agreements with certain Team Members that provide severance pay benefits under certain circumstances, including termination of employment of the Team Member by the Company. The maximum contingent liability under these employment agreements is approximately $12,872 and $11,850 at January 2, 2010 and January 3, 2009, respectively, for which no amount has been accrued.

18.  Benefit Plans:

401(k) Plan

The Company maintains a defined contribution Team Member benefit plan, which covers substantially all Team Members after one year of service and who have attained the age of 21. The plan allows for Team Member salary deferrals, which are matched at the Company’s discretion. Company contributions were $9,277, $9,117 and $8,234 in Fiscal 2009, 2008 and 2007, respectively.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
January 2, 2010, January 3, 2009 and December 29, 2007
(in thousands, except per share data)

Deferred Compensation

The Company maintains a non-qualified deferred compensation plan for certain Team Members. This plan provides for a minimum and maximum deferral percentage of the Team Member’s base salary and bonus, as determined by the Retirement Plan Committee. The Company establishes and maintains a deferred compensation liability for this plan. At January 2, 2010 and January 3, 2009 these liabilities were $6,966 and $4,097, respectively.

Postretirement Plan

The Company provides certain health and life insurance benefits for eligible retired Team Members through a postretirement plan, or Plan. These benefits are subject to deductibles, co-payment provisions and other limitations. The Plan has no assets and is funded on a cash basis as benefits are paid.

Funded Status of Benefit Obligations

The following table provides a reconciliation of the accrued postretirement benefit obligation recorded, included in Other long-term liabilities in the accompanying consolidated balance sheets, and the funded status of the Plan as of January 2, 2010 and January 3, 2009:

	2009	2008
Change in benefit obligation:
Benefit obligation at beginning of the year	$7,750	$8,763
Interest cost	456	581
Benefits paid	(1,047)	(767)
Actuarial gain	(47)	(827)
Benefit obligation at end of the year	7,112	7,750
Change in plan assets:
Fair value of plan assets at beginning of the year	-	-
Employer contributions	1,047	767
Participant contributions	743	868
Benefits paid	(1,790)	(1,635)
Fair value of plan assets at end of year	-	-
Funded status of plan	$(7,112)	$(7,750)

Net periodic postretirement benefit cost is as follows:

	2009	2008	2007

Service cost	$-	$-	$-
Interest cost	456	581	550
Amortization of the prior service cost	(581)	(677)	(581)
Amortization of recognized net gains	(96)	(16)	-
	$(221)	$(112)	$(31)

The health care cost trend rate was assumed to be 9.1% for 2010, 8.7% for 2011, 8.4% for 2012, 8.0% for 2013, 7.7% for 2014, 7.3% for 2015 and 6.9% to 4.5% for 2016 and thereafter. If the health care cost were increased 1% for all future years the accumulated postretirement benefit obligation would have increased by $161 as of January 2, 2010. The effect of this change on the combined service and interest cost would have been an increase of $11 for Fiscal 2009. If the health care cost were decreased 1% for all future years the accumulated postretirement benefit obligation would have decreased by $146 as of January 2, 2010. The effect of this change on the combined service

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
January 2, 2010, January 3, 2009 and December 29, 2007
(in thousands, except per share data)

and interest cost would have been a decrease of $10 for Fiscal 2009.

The postretirement benefit obligation and net periodic postretirement benefit cost was computed using the following weighted average discount rates as determined by the Company’s actuaries for each applicable year:

	2009	2008

Postretirement benefit obligation	6.25%	6.00%
Net periodic postretirement benefit cost	5.00%	6.25%

The Company expects plan contributions to completely offset benefits paid. The following table summarizes the Company's expected benefit payments (net of retiree contributions) to be paid for each of the following fiscal years:

Amount
2010	$ 789
2011	811
2012	816
2013	806
2014	819
2015-2019	2,931

At January 2, 2010, the net unrealized gain on the Plan consists of an unrealized gain of $4,112 related to prior service cost and an unrealized net gain of $1,799 related to actuarial gains. Approximately $581 of the unrealized gain related to prior service cost and $103 related to the actuarial gain are expected to be recognized as a component of Net periodic postretirement benefit cost in Fiscal 2010.

The Company reserves the right to change or terminate the employee benefits or Plan contributions at any time. Any changes in the Plan or revisions to assumptions that affect the amount of expected future benefits may have a material impact on the amount of the reported obligation, annual expense and projected benefit payments.

19.  Share-Based Compensation:

Overview

The Company grants share-based compensation awards to its employees and members of its Board of Directors as provided for under the Company’s 2004 Long-Term Incentive Plan, or LTIP. Prior to Fiscal 2007, the Company granted equity compensation to its employees in the form of fixed stock options and deferred stock units, or DSUs, that vested over time. Beginning in Fiscal 2007, the Company phased out the granting of stock options by primarily granting stock appreciation rights, or SARs, and restricted stock (considered nonvested stock under ASC Topic 718), which also vest over time.

During the fourth quarter of Fiscal 2008, the Company shifted its annual LTIP grant cycle from the first quarter to the fourth quarter of the fiscal year, which will enable performance targets and awards to be put in place prior to the commencement of the performance period. Therefore, the Company made two annual share-based grants during Fiscal 2008.

General Terms of Awards

Time Vested Awards

The terms of the SARs granted are similar in several respects to the stock options previously granted. The SARs generally vest over a three-year period in equal annual installments beginning on the first anniversary of the grant date, with the exception of SARs granted to the Company’s Chief Executive

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
January 2, 2010, January 3, 2009 and December 29, 2007
(in thousands, except per share data)

Officer, or CEO, and Chief Financial Officer, or CFO, hired in early Fiscal 2008. The 2008 grants to the Company’s CEO and CFO awarded at their initial date of employment provide for 25% of the SARs to vest immediately with exercise restrictions during the first year, and the remainder of the award to vest in equal installments over a three-year period, consistent with all other Company SARs granted. All SARs granted are non-qualified, terminate on the seventh anniversary of the grant date and contain no post-vesting restrictions other than normal trading black-out periods prescribed by the Company’s corporate governance policies.

Restricted stock granted during Fiscal 2007 vests at the end of a three-year period. During this period, holders of restricted stock are entitled to receive dividends and voting rights. The shares are restricted until they vest and cannot be sold by the recipient until the restriction has lapsed at the end of the three-year period. Beginning in Fiscal 2008, all restricted stock generally granted vests over a three-year period in equal annual installments beginning on the first anniversary of the grant date (with the exception of certain shares of restricted stock granted to the Company’s CEO and CFO hired in early Fiscal 2008, which vest at the end of a three-year period following the grant date).

Performance-Based Awards

Beginnin in the fourth quarter of Fiscal 2008, each grant of share-based compensation is comprised of SARs and restricted stock, including a 75% time-service portion and 25% performance-based portion which collectively represent the target award. Each performance award may vest following a three-year period subject to the Company’s achievement of certain financial goals. The performance restricted stock awards do not have dividend equivalent rights and do not have voting rights until earned and issued following the end of the applicable performance period. Depending on the Company’s results during the three-year performance period, the actual number of shares vesting at the end of the period may range from 0% to 200% of the target shares.

Share-Based Compensation Expense & Cash Flows

The expense the Company has incurred annually related to the issuance of share-based compensation is included in SG&A. The Company receives cash upon the exercise of stock options, as well as when employees purchase stock under the employee stock purchase plan, or ESPP. Total share-based compensation expense and cash received included in the Company’s consolidated statements of operations and consolidated statement of cash flows, respectively, are reflected in the table below, including the related income tax benefits, for fiscal years ended January 2, 2010, January 3, 2009 and December 29, 2007 as follows:

	2009	2008	2007
Share-based compensation expense	$19,682	$17,707	$18,096
Deferred income tax benefit	7,361	6,640	6,822

Cash received upon exercise and from ESPP	35,402	35,220	42,547
Excess tax benefit share-based compensation	3,219	9,047	11,841

As of January 2, 2010, there was $29,180 of unrecognized compensation expense related to all share-based awards that is expected to be recognized over a weighted average period of 2.0 years.

Time-Based Share Awards

Stock Appreciation Rights and Stock Options

The fair value of each SAR and stock option was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
January 2, 2010, January 3, 2009 and December 29, 2007
(in thousands, except per share data)

Black-Scholes Option Valuation Assumptions (1)	2009	2008	2007

Risk-free interest rate (2)	1.6%	2.5%	4.8%
Expected dividend yield	0.6%	0.8%	0.6%
Expected stock price volatility (3)	39.2%	32.3%	29.0%
Expected life of awards (in months) (4)	50	50	51

(1)	Forfeitures are based on historical experience.
(2)	The risk-free interest rate is based on a U.S. Treasury constant maturity interest rate whose term is consistent with the expected life of the Company’s awards.
(3)	Expected volatility is based on the historical volatility of the Company’s common stock for the period consistent with the expected life of the Company’s awards.
(4)	The expected life of the Company’s awards represents the estimated period of time until exercise and is based on historical experience of previously granted awards.

The following table summarizes the time-vested fixed stock option and time-vested SARs activity for the fiscal year ended January 2, 2010:

	Number of Awards	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding at January 3, 2009	6,254	$33.95
Granted	519	40.79
Exercised	(1,249)	31.38
Forfeited	(248)	33.96
Outstanding at January 2, 2010	5,276	$35.20	4.33	$28,313

Vested and expected to vest	5,076	$35.22	4.26	$27,098

Outstanding and exercisable	3,132	$35.60	3.47	$15,379

The weighted average fair value of SARs and stock options granted during the fiscal years ended January 2, 2010, January 3, 2009 and December 29, 2007, was $12.98, $8.66 and $11.39 per share, respectively. The aggregate intrinsic value reflected in the table is based on the Company’s closing stock price of $40.48 as of the last trading day of the period ended January 2, 2010. The aggregate intrinsic value of options and SARs (the amount by which the market price of the stock on the date of exercise exceeded the exercise price) exercised during the fiscal years ended January 2, 2010, January 3, 2009 and December 29, 2007, was $12,704, $25,890 and $33,179, respectively.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
January 2, 2010, January 3, 2009 and December 29, 2007
(in thousands, except per share data)

Restricted Stock

The following table summarizes the restricted stock activity for the fiscal year ended January 2, 2010:

	Number of Awards	Weighted- Average Grant Date Fair Value

Nonvested at January 3, 2009	555	$33.28
Granted	148	39.53
Vested	(107)	37.86
Forfeited	(37)	34.50
Nonvested at January 2, 2010	559	$35.40

The fair value of each share of restricted stock is determined based on the market price of the Company’s common stock on the date of grant. The weighted average fair value of shares granted during Fiscal 2009 and 2008 was $39.53 and $32.21 per share, respectively. The total grant date fair value of shares vested during Fiscal 2009 and 2008 was approximately $3,238 and $53, respectively.

Performance-Based Awards

Performance-Based SARs

The following table summarizes the performance-based SARs activity for the fiscal year ended January 2, 2010:

	Number of Awards	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value

Outstanding at January 3, 2009	271	$25.81
Granted	172	40.79
Change in units based on performance	842	25.87
Vested	-	-
Forfeited	(74)	26.29
Outstanding at January 2, 2010	1,211	$29.13	6.06	$14,946

Expected to vest	824	$27.56	5.95	$10,852

The weighted average fair value of performance-based SARs granted during the fiscal years ended January 2, 2010 and January 3, 2009 was $12.98 and $8.66 per share, respectively. There were no exercisable performance SARs at January 2, 2010.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
January 2, 2010, January 3, 2009 and December 29, 2007
(in thousands, except per share data)

The fair value of performance-based SARs was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Black-Scholes Option Valuation Assumptions (1)	2009

Risk-free interest rate (2)	1.6%
Expected dividend yield	0.6%
Expected stock price volatility (3)	39.2%
Expected life of awards (in months) (4)	50

(1)	Forfeitures are based on historical experience.
(2)	The risk-free interest rate is based on a U.S. Treasury constant maturity interest rate whose term is consistent with the expected life of the Company’s performance-based SARs.
(3)	Expected volatility is based on the historical volatility of the Company’s common stock for the period consistent with the expected life of the Company’s performance-based SARs.
(4)	The expected life of the Company’s performance-based SARs represents the estimated period of time until exercise and is based on historical experience of previously granted awards.

Performance-Based Restricted Stock

The following table summarizes the performance-based restricted stock activity for the fiscal year ended January 2, 2010:

	Number of Awards	Weighted- Average Grant Date Fair Value

Nonvested at January 3, 2009	49	$25.81
Granted	35	40.52
Change in units based on performance	183	26.07
Vested	-	-
Forfeited	(13)	26.71
Nonvested at January 2, 2010	254	$29.08

Compensation expense associated with performance-based SARs and performance-based restricted stock for Fiscal 2009 and 2008 was calculated using management’s current estimate of performance targets under its 2004 Plan. During Fiscal 2008, the Company did not recognize compensation expense for performance-based awards since vesting was not considered probable as of January 3, 2009. Compensation expense for anticipated performance-based awards based on results achieved versus performance goals was $4,276 in Fiscal 2009.

Deferred Stock Units

The Company grants share-based awards annually to its Board of Directors in connection with its annual meeting of stockholders. The Company grants DSUs as provided for in the Advance Auto Parts, Inc. Deferred Stock Unit Plan for Non-Employee Directors and Selected Executives, or the DSU Plan. Each DSU is equivalent to one share of common stock of the Company. The DSUs vest evenly over a twelve-month period following the grant date.  Prior to Fiscal 2009, the DSUs vested immediately upon issuance.  The DSUs are held on behalf of the director until he or she ceases to be a director. The DSUs are then distributed to the director following his or her last date of service. Additionally, the DSU Plan provides for the deferral of compensation as earned in the form of (i) an annual retainer for directors, and (ii) wages for certain highly compensated employees of the Company. These deferred stock units are settled in common stock with the participants at a future date, or over a specified time period

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
January 2, 2010, January 3, 2009 and December 29, 2007
(in thousands, except per share data)

as elected by the participants in accordance with the DSU Plan.

The Company granted 19 DSUs in Fiscal 2009. The weighted average fair value of DSUs granted during Fiscal 2009, 2008, and 2007 was $44.18, $38.94, and $41.64, respectively. The DSUs are awarded at a price equal to the market price of the Company’s underlying stock on the date of the grant. For Fiscal 2009, 2008, and 2007, respectively, the Company recognized a total of $850, $480, and $344 on a pre-tax basis, in compensation expense for these DSU grants.

LTIP Availability

At January 2, 2010, there were 2,252 shares of common stock currently available for future issuance under the 2004 Plan. The Company issues new shares of common stock upon exercise of stock options and SARs.

Employee Stock Purchase Plan

The Company also offers an ESPP. Eligible Team Members may purchase the Company’s common stock at 95% of its fair market value on the date of purchase. There are annual limitations on Team Member elections of either $25 per Team Member or ten percent of compensation, whichever is less. Under the plan, Team Members acquired 51, 80 and 53 shares in Fiscal 2009, 2008 and 2007, respectively. At January 2, 2010, there were 1,277 shares available to be issued under the plan.

20.  Accumulated Other Comprehensive Income (Loss):

Comprehensive income is computed as net earnings plus certain other items that are recorded directly to shareholders’ equity during the accounting period. In addition to net earnings, comprehensive income also includes changes in unrealized gains or losses on hedge arrangements and postretirement plan benefits, net of tax. Accumulated other comprehensive income (loss), net of tax, for Fiscal 2007, 2008 and 2009 consisted of the following:

	Unrealized Gain (Loss) on Hedging Arrangements	Unrealized Gain (Loss) on Postretirement Plan	Accumulated Other Comprehensive Income (Loss)
Balance, December 30, 2006	$156	$3,316	$3,472
Fiscal 2007 activity	(4,809)	636	(4,173)
Balance, December 29, 2007	$(4,653)	$3,952	$(701)
Fiscal 2008 activity	(8,729)	81	(8,648)
Balance, January 3, 2009	$(13,382)	$4,033	$(9,349)
Fiscal 2009 activity	3,034	(384)	2,650
Balance, January 2, 2010	$(10,348)	$3,649	$(6,699)

21.  Segment and Related Information:

The Company has the following two reportable segments: AAP and AI. The AAP segment is comprised of store operations within the United States, Puerto Rico and the Virgin Islands which operate 3,264 stores under the trade names “Advance Auto Parts,” “Advance Discount Auto Parts” and “Western Auto.” These stores offer a broad selection of brand name and proprietary automotive replacement parts, accessories and maintenance items for domestic and imported cars and light trucks.

The AI segment consists solely of the operations of Autopart International, which operates as an independent, wholly-owned subsidiary and operates stores under the “Autopart International” trade name. AI mainly serves the Commercial market from its 156 store locations primarily throughout the Northeast and Mid-Atlantic regions. In

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
January 2, 2010, January 3, 2009 and December 29, 2007
(in thousands, except per share data)
addition, its North American Sales Division services warehouse distributors and jobbers throughout North America.

The Company evaluates each of its segment’s financial performance-based on net sales and operating profit for purposes of allocating resources and assessing performance. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in Note 2.

The following table summarizes financial information for each of the Company's business segments for the years ended January 2, 2010 and January 3, 2009, respectively.

	2009	2008	2007
Net Sales
AAP	$5,218,317	$4,976,603	$4,709,390
AI	202,575	165,652	135,014
Eliminations (1)	(8,269)	-	-
Total net sales	$5,412,623	$5,142,255	$4,844,404

Percentage of Sales, by Product Group
in AAP Segment (2)
Parts and Batteries	60%	58%	57%
Accessories	15%	17%	18%
Chemicals	11%	12%	12%
Oil	10%	9%	9%
Other	4%	4%	4%
Total	100%	100%	100%

Income (loss) before provision (benefit) for
income taxes
AAP	$424,075	$376,464	$383,392
AI	7,580	4,228	(758)
Total income (loss) before provision (benefit) for
income taxes	$431,655	$380,692	$382,634

Provision (benefit) for income taxes
AAP	$158,386	$140,838	$144,579
AI	2,896	1,816	(262)
Total provision (benefit) for income taxes	$161,282	$142,654	$144,317

Segment assets
AAP	$2,902,646	$2,807,486	$2,663,791
AI	170,317	156,579	141,775
Total segment assets	$3,072,963	$2,964,065	$2,805,566

Depreciation and amortization
AAP	$145,506	$141,202	$142,194
AI	5,411	5,378	5,070
Total depreciation and amortization	$150,917	$146,580	$147,264

Capital expenditures
AAP	$186,607	$180,623	$203,486
AI	6,327	4,363	7,114
Total capital expenditures	$192,934	$184,986	$210,600

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
January 2, 2010, January 3, 2009 and December 29, 2007
(in thousands, except per share data)

(1)	For Fiscal 2009, eliminations represent net sales of $3,764 from AAP to AI and $4,505 from AI to AAP.
(2)	Sales by product group are not available for the AI segment.

22. Quarterly Financial Data (unaudited):

The following table summarizes quarterly financial data for Fiscal 2009 and 2008:

2009	First	Second	Third	Fourth
	(16 weeks)	(12 weeks)	(12 weeks)	(12 weeks)
Net sales	$1,683,636	$1,322,844	$1,262,576	$1,143,567
Gross profit	821,988	652,650	621,459	548,129
Net income	93,585	80,330	61,979	34,479

Basic earnings per share	0.99	0.84	0.65	0.37
Diluted earnings per share	0.98	0.83	0.65	0.36

2008	First	Second	Third	Fourth
	(16 weeks)	(12 weeks)	(12 weeks)	(13 weeks)
Net sales	$1,526,132	$1,235,783	$1,187,952	$1,192,388
Gross profit (1)	724,854	586,282	562,175	525,813
Net income	82,086	75,386	56,155	24,411

Basic earnings per share	0.86	0.79	0.59	0.26
Diluted earnings per share (2)	0.86	0.78	0.58	0.26

(1)
Effective first quarter 2009, the Company implemented a change in accounting principle for costs included in inventory. Accordingly, the Company has retrospectively applied the change in accounting principle to all prior periods presented herein related to gross profit. Refer to Footnote 3 of the Company’s consolidated financial statements for further discussion of this change.

(2)
The Company’s diluted earnings per share reported for the second and third quarters of Fiscal 2008 have been reduced by $0.01, respectively, as a result of the adoption of the two-class method. Refer to Footnote 14 of the Company’s consolidated financial statements for further discussion of this adoption.

Note:  Quarterly and year-to-date computations of per share amounts are made independently.  Therefore, the sum of per share amounts for the quarters may not round to per share amounts for the year.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Advance Auto Parts, Inc. and Subsidiaries
Roanoke, Virginia

We have audited the consolidated financial statements of Advance Auto Parts, Inc. and subsidiaries (the "Company") as of January 2, 2010 and January 3, 2009, and for each of the three years in the period ended January 2, 2010, and the Company's internal control over financial reporting as of January 2, 2010, and have issued our reports thereon dated March 2, 2010 (which expressed an unqualified opinion on those financial statements and includes an explanatory paragraph regarding the Company’s adoption of new accounting standards and change in accounting principle for costs included in inventory); such consolidated financial statements and reports are included elsewhere in this Form 10-K. These consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Richmond, Virginia
March 2, 2010

ADVANCE AUTO PARTS, INC.
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
Condensed Parent Company Balance Sheets
January 2, 2010 and January 3, 2009
(in thousands, except per share data)

	January 2,	January 3,
	2010	2009
Assets
Cash and cash equivalents	$23	$23
Other current assets	6,321	-
Property and equipment, net of accumulated depreciation	8	37
Other assets, net	1,086	5
Investment in subsidiary	2,212,221	1,927,219
Total assets	$2,219,659	$1,927,284

Liabilities and stockholders' equity
Accrued expenses	$8,107	$120
Dividends payable	5,587	5,657
Intercompany payable, net	923,600	846,341
Total liabilities	937,294	852,118
Stockholders' equity
Preferred stock, nonvoting, $0.0001 par value,
10,000 shares authorized; no shares issued or outstanding	-	-
Common stock, voting $0.0001 par value; 200,000
shares authorized; 104,251 shares issued and 93,623 outstanding
in 2009 and 103,000 issued and 94,852 outstanding in 2008	10	10
Additional paid-in capital	392,962	335,991
Treasury stock, at cost, 10,628 and 8,148 shares	(391,176)	(291,114)
Accumulated other comprehensive loss	(6,699)	(9,349)
Retained earnings	1,287,268	1,039,628
Total stockholders' equity	1,282,365	1,075,166
Total liabilities and stockholders' equity	$2,219,659	$1,927,284

The accompanying notes to the condensed parent company financial information are an integral part of this schedule.

ADVANCE AUTO PARTS, INC.
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
Condensed Parent Company Statements of Operations
For the Years Ended January 2, 2010, January 3, 2009 and December 29, 2007
(in thousands, except per share data)

	Fiscal Years
	2009	2008	2007
	(52 Weeks)	(53 Weeks)	(52 Weeks)
Selling, general and administrative expenses	$30,228	$23,761	$166
Other income, net	31,438	24,551	-
Income (loss) before (benefit) provision for income taxes	1,210	790	(166)
Income tax (benefit) provision	(208)	714	(60)
Income (loss) before equity in earnings of subsidiaries	1,418	76	(106)
Equity in earnings of subsidiaries	268,955	237,962	238,423
Net income	$270,373	$238,038	$238,317

Basic earnings per share	$2.85	$2.51	$2.29
Diluted earnings per share	$2.83	$2.49	$2.28

Average common shares outstanding	94,459	94,655	103,826
Average common shares outstanding - assuming dilution	95,113	95,205	104,637

The accompanying notes to the condensed parent company financial information are an integral part of this schedule.

ADVANCE AUTO PARTS, INC.
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
Condensed Parent Company Statements of Cash Flows
For the Years Ended January 2, 2010, January 3, 2009 and December 29, 2007
(in thousands)

	Fiscal Years
	2009	2008	2007
	(52 Weeks)	(53 Weeks)	(52 Weeks)
Cash flows from operating activities:
Net income	$270,373	$238,038	$238,317
Adjustments to reconcile net income to net cash
provided (used in) by operations:
Equity in earnings of subsidiary	(268,955)	(237,962)	(238,423)
Depreciation	29	30	-
Net decrease (increase) in working capital	585	85	(24)
Net cash provided by (used in) operating activities	2,032	191	(130)
Cash flows from investing activities:
Change in net intercompany with subsidiaries	(2,032)	(191)	130
Net cash (used in) provided by investing activities	(2,032)	(191)	130
Cash flows from financing activities:	-	-	-
Net increase (decrease) in cash and cash equivalents	-	-	-
Cash and cash equivalents, beginning of year	23	23	23
Cash and cash equivalents, end of year	$23	$23	$23

Supplemental cash flow information:
Interest paid	$-	$-	$-
Income taxes paid, net	-	-	-
Noncash transactions:
Repurchase of Parent's common stock by Stores	$100,062	$219,429	$282,910
Retirement of common stock	-	-	211,225
Proceeds received by Stores from stock transactions under the
Parent's stock subscription plan and Stores' stock option plan	35,402	35,220	42,547
Cash dividends paid by Stores on behalf of Parent	22,803	23,181	25,152
Declared but unpaid cash dividends	5,587	5,657	5,957
Changes in other comprehensive income (loss)	2,650	(8,648)	(4,173)
Adoption of unrecognized tax position guidance	-	-	2,275

The accompanying notes to the condensed parent company financial information are an integral part of this schedule.

ADVANCE AUTO PARTS, INC.
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
Notes to the Condensed Parent Company Statements
January 2, 2010 and January 3, 2009
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

The Company fully and unconditionally guarantees the term loan and revolving credit facility of Stores. These debt agreements do not contain restrictions on the payment of dividends, loans or advances between the Company and Stores and Stores’ subsidiaries. Therefore, there are no such restrictions as of January 2, 2010 and January 3, 2009.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash in banks and money market funds with original maturities of three months or less.

Share-Based Payments

The Company provides share-based compensation to its employees and board of directors. The Company is required to exercise judgment and make estimates when determining the projected (i) fair value of each award granted and (ii) number of awards expected to vest. The Company uses the Black-Scholes option-pricing model to value all share-based awards at the date of grant and the straight-line method to amortize this fair value as compensation cost over the requisite service period.

See Notes to the Consolidated Financial Statements for Additional Disclosures.

ADVANCE AUTO PARTS, INC.
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
Notes to the Condensed Parent Company Statements
January 2, 2010 and January 3, 2009
(in thousands, except per share data)
Accumulated Other Comprehensive Income (Loss)

The purpose of reporting Accumulated comprehensive income (loss) is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period. The changes in accumulated comprehensive income are reported as other comprehensive income and refer to revenues, expenses, gains, and losses that are included in other comprehensive income but excluded from net income.

The Company’s Accumulated other comprehensive loss is comprised of the effective portion of fair value adjustments of interest rate swap transactions and the net unrealized gain associated with the Company’s postretirement benefit plan.

Earnings per Share

The Company adopted FASB Staff Position, or FSP, EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” effective January 4, 2009 (now included in overall earnings per share guidance under ASC Topic 260). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment awards are participating securities prior to vesting, and therefore, need to be included in the earnings allocation when computing earnings per share under the two-class method. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Certain of the Company’s shares granted to employees in the form of restricted stock are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per share.

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

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Expenditures for maintenance and repairs are charged directly to expense when incurred; major improvements are capitalized. When items are sold or retired, the related cost and accumulated depreciation are removed from the account balances, with any gain or loss reflected in the consolidated statements of operations.

Depreciation of land improvements, buildings, furniture, fixtures and equipment, and vehicles is provided over the estimated useful lives, which range from 2 to 30 years, of the respective assets using the straight-line method. Depreciation of building and leasehold improvements is provided over the shorter of the original useful lives of the respective assets or the term of the lease using the straight-line method. The term of the lease is generally the initial term of the lease unless external economic factors exist such that renewals are reasonably assured, in which case the renewal period would be included in the lease term for purposes of establishing an amortization period.

See Notes to the Consolidated Financial Statements for Additional Disclosures.

ADVANCE AUTO PARTS, INC.
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
Notes to the Condensed Parent Company Statements
January 2, 2010 and January 3, 2009
(in thousands, except per share data)
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

Effective July 18, 2009 (the Company’s second quarter), the Company adopted SFAS No. 165, “Subsequent Events” (currently ASC Topic 855-10).  This statement sets forth general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  The Company evaluated

See Notes to the Consolidated Financial Statements for Additional Disclosures.

ADVANCE AUTO PARTS, INC.
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
Notes to the Condensed Parent Company Statements
January 2, 2010 and January 3, 2009
(in thousands, except per share data)

all activity through March 2, 2010 (the issuance date of the financial statements) and concluded that no subsequent events have occurred, other than the Company’s subsequent repurchase of its common stock, that would require recognition in the consolidated financial statements or disclosure in the related notes to the consolidated financial statements.

In June 2008, the FASB Issued EITF No. 08-3, “Accounting by Lessees for Nonrefundable Maintenance Deposits” (currently ASC Topic 840). EITF 08-3 requires that nonrefundable maintenance deposits paid by a lessee under an arrangement accounted for as a lease be accounted for as a deposit asset until the underlying maintenance is performed. When the underlying maintenance is performed, the deposit may be expensed or capitalized in accordance with the lessee’s maintenance accounting policy. Upon adoption entities must recognize the effect of the change as a change in accounting principle. The adoption of EITF 08-3 had no impact on the Company’s consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (currently ASC Topic 350), which amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets.” The FSP requires an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset, and is an attempt to improve consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141, “Business Combinations” (collectively now under ASC Topic 805). The Company adopted the provisions of FSP FAS 142-3 effective January 4, 2009. The adoption of the FSP had no impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (collectively now under ASC Topic 805), which replaces SFAS No. 141, “Business Combinations.”  SFAS No. 141R, among other things, establishes principles and requirements for how an acquirer entity recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any controlling interests in the acquired entity; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Costs of the acquisition will be recognized separately from the business combination. SFAS No. 141R applies to business combinations for fiscal years beginning after December 15, 2008. The Company will consider this standard when evaluating potential future transactions to which it would apply.

In December 2009, the FASB issued ASU No. 2009-16, “Transfers and Servicing (Topic 860) Accounting for Transfers of Financial Assets,” which amends the ASC for the issuance of SFAS No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140.” The amendments in this ASU clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting and requires enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. ASU 2009-16 is effective for the Company’s fiscal year beginning after November 15, 2009. The Company does not expect the adoption to have a material impact on its consolidated financial statements.

See Notes to the Consolidated Financial Statements for Additional Disclosures.

ADVANCE AUTO PARTS, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Allowance for doubtful accounts receivable:	Balance at Beginning of Period	Charges to Expenses	Deductions		Other	Balance at End of Period
December 29, 2007	$4,640	$996	$(1,649)	(1)	$-	$3,987
January 3, 2009	3,987	3,340	(2,297)	(1)	-	5,030
January 2, 2010	5,030	3,444	(2,838)	(1)	-	5,636
____________________________________
(1)	Accounts written off during the period. These amounts did not impact the Company’s statement of operations for any year presented.

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

Dated: March 2, 2010

ADVANCE AUTO PARTS, INC.
	By:	/s/ Michael A. Norona
Michael A. Norona Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Darren R. Jackson	Chief Executive Officer	March 2, 2010
Darren R. Jackson	and Director (Principal
Executive Officer)

/s/ Michael A. Norona	Executive Vice President and Chief	March 2, 2010
Michael A. Norona	Financial Officer (Principal
Financial and Accounting Officer)

/s/ John C. Brouillard	Chairman and Director	March 2, 2010
John C. Brouillard

/s/ John F. Bergstrom	Director	March 2, 2010
John F. Bergstrom

/s/ Fiona Dias	Director	March 2, 2010
Fiona Dias

/s/ Frances X. Frei	Director	March 2, 2010
Frances X. Frei

/s/ William S. Oglesby	Director	March 2, 2010
William S. Oglesby

/s/ Gilbert T. Ray	Director	March 2, 2010
Gilbert T. Ray

/s/ J. Paul Raines	Director	March 2, 2010
J. Paul Raines

/s/ Carlos A. Saladrigas	Director	March 2, 2010
Carlos A. Saladrigas

/s/ Francesca Spinelli	Director	March 2, 2010
Francesca Spinelli

S-1

EXHIBIT INDEX

Exhibit Number	Description

3.1(6)	Restated Certificate of Incorporation of Advance Auto Parts, Inc. (“Advance Auto”)(as amended on May 19, 2004).
3.2 (14)	Amended and Restated Bylaws of Advance Auto. (effective August 12, 2009).
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

10.31(12)	Guarantee Agreement dated as of December 4, 2007 among Advance Auto Parts, Inc. and JPMorgan Chase Bank, N.A., as administrative agent for the lenders.
10.32(13)	Employment Agreement effective January 7, 2008 between Advance Auto Parts, Inc., and Darren R. Jackson (as amended on June 4, 2008).
10.33(15)	Advance Auto Parts, Inc. Executive Incentive Plan.
10.34(13)	Form of Employment Agreement effective June 4, 2008 between Advance Auto Parts, Inc., and Kevin P. Freeland, Elwyn G. Murray III, Michael A. Norona, and Jimmie L. Wade.
10.35(13)	Attachment C to Employment effective June 4, 2008 between Advance Auto Parts, Inc., and Kevin P. Freeland.
10.36(13)	Attachment C to Employment Agreement effective June 4, 2008 between Advance Auto Parts, Inc., and Michael A. Norona.
10.37(13)	Attachment C to Employment Agreement effective June 4, 2008 between Advance Auto Parts, Inc., and Jimmie L. Wade.
10.38(18)	Form of Senior Vice President Loyalty Agreements.
10.39(19)	Form of Advance Auto Parts, Inc. Stock Appreciation Rights Award Agreement dated November 17, 2008.
10.40(19)	Form of Advance Auto Parts, Inc. Restricted Stock Award Agreement dated November 17, 2008.
10.41	First Amendment to the Advance Auto Parts, Inc. Deferred Compensation Plan (as amended and restated effective as of January 1, 2009).
10.42	First Amendment to the Advance Auto Parts, Inc. Deferred Stock Unit Plan for Non-Employee Directors and Selected Executives (as amended and restated effective as of January 1, 2009).
18(20)	Letter regarding change in accounting principles.
21.1	Subsidiaries of Advance Auto.
23.1	Consent of Deloitte & Touche LLP.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed on June 4, 1998 as an exhibit to Registration Statement on Form S-4 (No. 333-56013) of Advance Stores Company, Incorporated.
(2)	Furnished on November 6, 2001 as an exhibit to Amendment No. 2 to Registration Statement on Form S-4 (No. 333-68858) of Advance Auto Parts, Inc.
(3)	Filed on January 22, 2002 as an exhibit to Registration Statement on Form S-4 (No. 333-81180) of Advance Stores Company, Incorporated.
(4)	Filed on April 2, 2001 as an exhibit to the Quarterly Report on Form 10-Q of Discount.
(5)	Filed on August 16, 2004 as an exhibit to the Quarterly Report on Form 10-Q of Advance Auto Parts, Inc.
(6)	Filed on May 20, 2004 as an exhibit to Current Report on Form 8-K of Advance Auto Parts, Inc.
(7)	Filed on November 9, 2004 as an exhibit to Current Report on Form 8-K of Advance Auto Parts, Inc.
(8)	Filed on March 16, 2006 as an exhibit to the Annual Report on Form 10-K of Advance Auto Parts, Inc.
(9)	Filed on April 6, 2006 as an exhibit to the Annual Report on Form 8-K of Advance Auto Parts, Inc.
(10)	Filed on October 12, 2006 as an exhibit to Current Report on Form 8-K of Advance Auto Parts, Inc.
(11)	Filed on February 26, 2007 as an exhibit to Current Report on Form 8-K of Advance Auto Parts, Inc.
(12)	Filed on December 10, 2007 as an exhibit to Current Report on Form 8-K of Advance Auto Parts, Inc.
(13)	Filed on June 4, 2008 as an exhibit to Current Report on Form 8-K of Advance Auto Parts, Inc.
(14)	Filed on August 17, 2009 as an exhibit to Current Report on Form 8-K of Advance Auto Parts, Inc.
(15)	Filed on April 11, 2007 as an exhibit to the Definitive Proxy Statement of Advance Auto Parts, Inc.
(16)	Filed on February 27, 2008 as an exhibit to the Annual Report on Form 10-K of Advance Auto Parts, Inc.
(17)	Filed on May 29, 2008 as an exhibit to the Quarterly Report on Form 10-Q of Advance Auto Parts, Inc.

(18)	Filed on November 12, 2008 as an exhibit to the Quarterly Report on Form 10-Q of Advance Auto Parts, Inc.
(19)	Filed on November 21, 2008 as an exhibit to Current Report on Form 8-K of Advance Auto Parts, Inc.
(20)	Filed on June 4, 2009 as an exhibit to the Quarterly Report on Form 10-Q of Advance Auto Parts, Inc.