Form 10-Q
period 2010-04-24
ADVANCE AUTO PARTS INC
filed 2010-06-02
CIK 1158449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 24, 2010
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

As of May 28, 2010, the registrant had outstanding 87,418,084 shares of Common Stock, par value $0.0001 per share (the only class of common stock of the registrant outstanding).

i

PART I.  FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
April 24, 2010 and January 2, 2010
(in thousands, except per share data)
(unaudited)

	April 24,	January 2,
Assets	2010	2010

Current assets:
Cash and cash equivalents	$133,286	$100,018
Receivables, net	110,471	92,560
Inventories, net	1,745,555	1,631,867
Other current assets	33,984	63,173
Total current assets	2,023,296	1,887,618
Property and equipment, net of accumulated depreciation of
$925,389 and $914,045	1,095,935	1,100,338
Assets held for sale	1,552	1,492
Goodwill	34,387	34,387
Intangible assets, net	26,085	26,419
Other assets, net	21,553	22,709
	$3,202,808	$3,072,963
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$1,293	$1,344
Financed vendor accounts payable	17,557	32,092
Accounts payable	1,185,782	966,274
Accrued expenses	424,961	393,060
Other current liabilities	68,122	73,257
Total current liabilities	1,697,715	1,466,027
Long-term debt	277,695	202,927
Other long-term liabilities	118,015	121,644
Commitments and contingencies
Stockholders' equity:
Preferred stock, nonvoting, $0.0001 par value,
10,000 shares authorized; no shares issued or outstanding	-	-
Common stock, voting, $0.0001 par value, 200,000 shares authorized;
104,435 shares issued and 86,852 outstanding at April 24, 2010
and 104,251 shares issued and 93,623 outstanding at January 2, 2010	10	10
Additional paid-in capital	404,803	392,962
Treasury stock, at cost, 17,583 and 10,628 shares	(680,583)	(391,176)
Accumulated other comprehensive loss	(6,230)	(6,699)
Retained earnings	1,391,383	1,287,268
Total stockholders' equity	1,109,383	1,282,365
	$3,202,808	$3,072,963

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
For the Sixteen Week Periods Ended
April 24, 2010 and April 25, 2009
(in thousands, except per share data)
(unaudited)

	Sixteen Week Periods Ended
	April 24,	April 25,
	2010	2009

Net sales	$1,830,606	$1,683,636
Cost of sales, including purchasing and warehousing costs	919,829	861,648
Gross profit	910,777	821,988
Selling, general and administrative expenses	728,605	664,406
Operating income	182,172	157,582
Other, net:
Interest expense	(5,956)	(7,611)
Other income (expense), net	524	(104)
Total other, net	(5,432)	(7,715)
Income before provision for income taxes	176,740	149,867
Provision for income taxes	67,309	56,282
Net income	$109,431	$93,585

Basic earnings per share	$1.20	$0.99

Diluted earnings per share	$1.19	$0.98

Average common shares outstanding	90,712	94,473

Average common shares outstanding - assuming dilution	91,473	94,889

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the Sixteen Week Periods Ended
April 24, 2010 and April 25, 2009
(in thousands)
(unaudited)

	Sixteen Week Periods Ended
	April 24,	April 25,
	2010	2009
Cash flows from operating activities:
Net income	$109,431	$93,585
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	49,683	45,155
Amortization of deferred debt issuance costs	304	111
Share-based compensation	6,674	4,171
Loss on property and equipment, net	1,508	6,351
(Benefit) provision for deferred income taxes	(1,883)	2,180
Excess tax benefit from share-based compensation	(809)	(723)
Net (increase) decrease in:
Receivables, net	(17,911)	9,684
Inventories, net	(113,688)	(58,248)
Other assets	30,043	14,852
Net increase in:
Accounts payable	219,508	118,869
Accrued expenses	51,348	50,296
Other liabilities	3,796	6,439
Net cash provided by operating activities	338,004	292,722
Cash flows from investing activities:
Purchases of property and equipment	(60,675)	(50,216)
Proceeds from sales of property and equipment	93	76
Net cash used in investing activities	(60,582)	(50,140)
Cash flows from financing activities:
Decrease in bank overdrafts	(9,526)	(12,602)
Decrease in financed vendor accounts payable	(14,535)	(41,206)
Dividends paid	(10,903)	(11,378)
Payments on note payable	(232)	(226)
Borrowings under credit facilities	75,000	173,400
Payments on credit facilities	-	(349,900)
Proceeds from the issuance of common stock, primarily exercise
of stock options	4,691	11,485
Excess tax benefit from share-based compensation	809	723
Repurchase of common stock	(289,407)	-
Other	(51)	666
Net cash used in financing activities	(244,154)	(229,038)
Net increase in cash and cash equivalents	33,268	13,544
Cash and cash equivalents, beginning of period	100,018	37,358
Cash and cash equivalents, end of period	$133,286	$50,902

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows - (Continued)
For the Sixteen Week Periods Ended
April 24, 2010 and April 25, 2009
(in thousands)
(unaudited)

	Sixteen Week Periods Ended
	April 24,	April 25,
	2010	2009

Supplemental cash flow information:
Interest paid	$7,831	$8,907
Income tax payments, net	16,508	11,070
Non-cash transactions:
Accrued purchases of property and equipment	15,002	18,442
Changes in other comprehensive income	469	805

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Sixteen Week Periods Ended April 24, 2010 and April 25, 2009
(in thousands, except per share data)
(unaudited)

1.	Basis of Presentation:

The accompanying condensed consolidated financial statements include the accounts of Advance Auto Parts, Inc. and its wholly owned subsidiaries, or the Company. All significant intercompany balances and transactions have been eliminated in consolidation.

The condensed consolidated balance sheets as of April 24, 2010 and January 2, 2010, the condensed consolidated statements of operations for the sixteen week periods ended April 24, 2010 and April 25, 2009, and the condensed consolidated statements of cash flows for the sixteen week periods ended April 24, 2010 and April 25, 2009, have been prepared by the Company. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position of the Company, the results of its operations and cash flows have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s consolidated financial statements for the fiscal year ended January 2, 2010, or Fiscal 2009.

The accounting policies followed in the presentation of interim financial results are consistent with those followed on an annual basis. These policies are presented in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for Fiscal 2009 (filed with the Securities and Exchange Commission, or SEC, on March 2, 2010).

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

New Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board, or FASB, issued ASU No. 2010-06 “Fair Value Measurements and Disclosures – Improving Disclosures about Fair Value Measurements”. ASU 2010-06 requires new disclosures for significant transfers in and out of Level 1 and 2 of the fair value hierarchy and the activity within Level 3 of the fair value hierarchy. The updated guidance also clarifies existing disclosures regarding the level of disaggregation of assets or liabilities and the valuation techniques and inputs used to measure fair value. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2009, with the exception of the new Level 3 activity disclosures, which are effective for interim and annual reporting periods beginning after December 15, 2010. The adoption of ASU 2010-06 had no impact on the Company’s condensed consolidated financial statements.

In December 2009, the FASB issued ASU No. 2009-16, “Transfers and Servicing (Topic 860) Accounting for Transfers of Financial Assets,” which amends the ASC for the issuance of SFAS No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140.” The amendments in this ASU clarify the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting and

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Sixteen Week Periods Ended April 24, 2010 and April 25, 2009
(in thousands, except per share data)
(unaudited)

require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. ASU 2009-16 is effective for the Company’s fiscal year beginning after November 15, 2009. The adoption of ASU 2009-16 had no impact on the Company’s condensed consolidated financial statements.

2.	Inventories, net:

Inventories are stated at the lower of cost or market. The Company used the LIFO method of accounting for approximately 95% of inventories at both April 24, 2010 and January 2, 2010. Under LIFO, the Company’s cost of sales reflects the costs of the most recently purchased inventories, while the inventory carrying balance represents the costs for inventories purchased in Fiscal 2010 and prior years. The Company’s overall costs to acquire inventory for the same or similar products have generally decreased historically due to the Company’s significant growth. Additionally, the Company’s inventory costs have decreased in recent years as a result of the Company’s execution of merchandise strategies and realization of supply chain efficiencies. As a result of utilizing LIFO, the Company recorded a reduction to cost of sales of $18,250 and $10,156 for the sixteen weeks ended April 24, 2010 and April 25, 2009, respectively.

An actual valuation of inventory under the LIFO method is performed by the Company at the end of each fiscal year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must be based on management’s estimates of expected fiscal year-end inventory levels and costs.

Inventory balances at April 24, 2010 and January 2, 2010 were as follows:

	April 24,	January 2,
	2010	2010
Inventories at FIFO, net	$1,630,048	$1,534,610
Adjustments to state inventories at LIFO	115,507	97,257
Inventories at LIFO, net	$1,745,555	$1,631,867

3.	Goodwill and Intangible Assets:

Goodwill

The following table reflects the carrying amount of goodwill pertaining to the Company’s two segments, and the changes in goodwill carrying amounts, for the sixteen weeks ended April 24, 2010:

	AAP Segment	AI Segment	Total

Balance at January 2, 2010	$16,093	$18,294	$34,387
Fiscal 2010 activity	-	-	-
Balance at April 24, 2010	$16,093	$18,294	$34,387

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Sixteen Week Periods Ended April 24, 2010 and April 25, 2009
(in thousands, except per share data)
(unaudited)

Intangible Assets Other Than Goodwill

The carrying amount and accumulated amortization of acquired intangible assets as of April 24, 2010 and January 2, 2010 are comprised of the following:

	Acquired intangible assets
	Subject to Amortization		Not Subject to Amortization
	Customer Relationships	Other	Trademark and Tradenames	Intangible Assets, net

Gross:
Gross carrying amount at January 2, 2010	$9,800	$885	$20,550	$31,235
Additions	-	-	-	-
Gross carrying amount at April 24, 2010	$9,800	$885	$20,550	$31,235

Net:
Net carrying amount at January 2, 2010	$5,543	$326	$20,550	$26,419
Additions	-	-	-	-
2010 amortization	295	39	-	334
Net book value at April 24, 2010	$5,248	$287	$20,550	$26,085

Amortization expense for the sixteen week periods ended April 24, 2010 and April 25, 2009 was $334 and $372, respectively.

Future Amortization Expense

The table below shows expected amortization expense for the next five years for acquired intangible assets recorded as of April 24, 2010:

Fiscal Year	Amount
Remainder of 2010	$720
2011	967
2012	967
2013	967
2014	967

4.	Derivative Instruments and Hedging Activities:

The Company’s accounting policy for derivative financial instruments is based on whether the instruments meet the criteria for designation as cash flow or fair value hedges. The Company has historically entered interest rate swaps to manage interest rate risk and has designated the swaps as cash flow hedges. The interest rate swaps are recorded at fair value on the balance sheet. As of April 24, 2010, the Company had interest rate swaps on an aggregate of $275,000 at rates ranging from 4.01% to 4.98%.

The Company formally documents its hedge relationships (including identifying the hedge instruments and hedged items) and its risk-management objectives and strategies for entering into hedge transactions. At hedge inception, and at least quarterly thereafter, the Company assesses whether derivatives used to hedge transactions are highly effective in offsetting changes in the cash flow of the hedged item. The Company measures the effectiveness of the derivative financial instruments by comparing the present value of the cumulative change in the expected

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Sixteen Week Periods Ended April 24, 2010 and April 25, 2009
(in thousands, except per share data)
(unaudited)

future interest to be paid or received on the variable leg of the instruments against the expected future interest payments on the corresponding variable rate debt. In addition, the Company compares the critical terms, including notional amounts, underlying indices and reset dates of the derivative financial instruments with the respective variable rate debt to ensure all terms agree. To the extent the instruments are considered to be effective, changes in fair value are recorded as a component of other comprehensive income or loss. To the extent there is any hedge ineffectiveness, any changes in fair value relating to the ineffective portion are immediately recognized in earnings as interest expense. When it is determined that a derivative ceases to be a highly effective hedge, the Company discontinues hedge accounting, and subsequent changes in the fair value of the hedge instrument are recognized in earnings.

As of April 24, 2010, the Company’s interest rate swaps were no longer subject to hedge accounting as a result of the Company’s variable rate interest payments no longer being probable following a decision made by the Company to issue fixed rate notes, which occurred on April 29, 2010 as further explained in the Company’s subsequent event footnote. Accordingly, the Company will record subsequent changes in the fair value of the interest rate swaps through earnings and will amortize the unrecognized loss in accumulated other comprehensive loss as of April 24, 2010 over the remaining life of the swaps which mature in October 2011.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the condensed consolidated balance sheet as of April 24, 2010 and January 2, 2010:

	Liability Derivatives
	Balance Sheet Location	Fair Value as of April 24, 2010	Fair Value as of January 2, 2010
Derivatives designated as hedging
instruments:
Interest rate swaps	Accrued expenses	$11,007	$10,700
Interest rate swaps	Other long-term liabilities	4,708	6,644
		$15,715	$17,344

The table below presents the effect of the Company’s derivative financial instruments on the statement of operations for the sixteen weeks ended April 24, 2010 and April 25, 2009, respectively:

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Sixteen Week Periods Ended April 24, 2010 and April 25, 2009
(in thousands, except per share data)
(unaudited)

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative, net of tax (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income, net of tax (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative, net of tax (Ineffective Portion and Amount Excluded from Effectiveness Testing)

For the Sixteen Weeks Ended April 24, 2010:

Interest rate swaps	$597	Interest expense	$(2,235)	Interest expense	$111

For the Sixteen Weeks Ended April 25, 2009:

Interest rate swaps	$932	Interest expense	$(1,733)	Interest expense	$-

5.	Fair Value Measurements:

The Company’s financial assets and liabilities measured at fair value are grouped in three levels. The levels prioritize the inputs used to measure the fair value of these assets or liabilities. These levels are:

•	Level 1 – Unadjusted quoted prices that are available in active markets for identical assets or liabilities at the measurement date.
•
Level 2 – Inputs other than quoted prices that are observable for assets and liabilities at the measurement date, either directly or indirectly. These inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are less active, and inputs other than quoted prices that are observable for the asset or liability or corroborated by other observable market data.

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

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Sixteen Week Periods Ended April 24, 2010 and April 25, 2009
(in thousands, except per share data)
(unaudited)

The following table sets forth the Company’s financial liabilities that were measured at fair value on a recurring basis as of April 24, 2010 and January 2, 2010:

		Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs

As of April 24, 2010
Interest rate swaps	$15,715	$-	$15,715	$-

As of January 2, 2010
Interest rate swaps	$17,344	$-	$17,344	$-

The fair values of our interest rate swaps represent the estimated amounts that the Company would receive or pay to terminate the agreements taking into consideration the difference between the contract rate of interest and rates currently quoted for agreements of similar terms and maturities (based on the forward yield curve).

The carrying amount of the Company’s cash and cash equivalents, accounts receivable, bank overdrafts, financed vendor accounts payable, accounts payable, accrued expenses and current portion of long term debt approximate their fair values due to the relatively short term nature of these instruments. As of April 24, 2010, the fair value of the Company’s long-term debt with a carrying value of $277,695, was approximately $273,000, and was based on similar long-term debt issues available to the Company as of that date. The fair value of the Company’s fixed rate debt was determined by using an assumed market interest rate commensurate with the Company’s credit risk.

Non-Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). At April 24, 2010, the Company had no significant non-financial assets or liabilities that had been adjusted to fair value subsequent to initial recognition.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Sixteen Week Periods Ended April 24, 2010 and April 25, 2009
(in thousands, except per share data)
(unaudited)

6.	Long-term Debt:

Long-term debt consists of the following:

	April 24, 2010	January 2, 2010
Revolving facility at variable interest rates
(1.06% at April 24, 2010) due October 2011	$75,000	$-
Term loan at variable interest rates
(1.31% at both April 24, 2010 and January 2,
2010) due October 2011	200,000	200,000
Other	3,988	4,271
	278,988	204,271
Less: Current portion of long-term debt	(1,293)	(1,344)
Long-term debt, excluding current portion	$277,695	$202,927

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

As of April 24, 2010, the Company had $75,000 outstanding under its revolving credit facility, and letters of credit outstanding of $103,980, which reduced the availability under the revolving credit facility to $571,020. (The letters of credit generally have a term of one year or less.) A commitment fee is charged on the unused portion of the revolver, payable in arrears. The current commitment fee rate is 0.150% per annum.

As of April 24, 2010, the Company had $200,000 outstanding under its unsecured four-year term loan. The Company entered into the term loan in Fiscal 2007 with Stores serving as borrower. The term loan matures on October 5, 2011.

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

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Sixteen Week Periods Ended April 24, 2010 and April 25, 2009
(in thousands, except per share data)
(unaudited)

has the ability and intent to continue to use this rate on its hedged borrowings. Under the terms of the term loan, the interest rate is based on the Company’s credit rating.

Other

As of April 24, 2010, the Company had $3,988 outstanding under an economic development note and other financing arrangements.

Guarantees and Covenants

As of April 24, 2010, the term loan and revolving credit facility were fully and unconditionally guaranteed by Advance. The Company’s debt agreements collectively contain covenants restricting its ability to, among other things:  (1) create, incur or assume additional debt (including hedging arrangements), (2) incur liens or engage in sale-leaseback transactions, (3) make loans and investments, (4) guarantee obligations, (5) engage in certain mergers, acquisitions and asset sales, (6) change the nature of the Company’s business and the business conducted by its subsidiaries and (7) change Advance’s status as a holding company. The Company is also required to comply with financial covenants with respect to a maximum leverage ratio and a minimum consolidated coverage ratio. The Company was in compliance with these covenants at April 24, 2010 and January 2, 2010. The Company’s term loan and revolving credit facility also provide for customary events of default, covenant defaults and cross-defaults to its other material indebtedness.

7.	Stock Repurchase Program:

The Company’s stock repurchase program allows it to repurchase its common stock on the open market or in privately negotiated transactions from time to time in accordance with the requirements of the Securities and Exchange Commission.

During the sixteen weeks ended April 24, 2010, the Company repurchased 6,912 shares of its common stock at an aggregate cost of $287,666, or an average price of $41.62 per share, under its $500,000 stock repurchase program, authorized by its Board of Directors on February 16, 2010, leaving $212,334 remaining under this program. The new $500,000 stock repurchase program cancelled and replaced the remaining portion of its previous $250,000 stock repurchase program, which was authorized on May 15, 2008.

Additionally, the Company repurchased 43 shares of its common stock at an aggregate cost of $1,741 in connection with the net settlement of shares issued as a result of the vesting of restricted stock during the sixteen weeks ended April 24, 2010.

No shares were repurchased during the sixteen weeks ended April 25, 2009.

8.	Earnings per Share:

Certain of the Company’s shares granted to employees in the form of restricted stock are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per share. For the sixteen week periods ended April 24, 2010 and April 25, 2009, earnings of $532 and $498, respectively, were allocated to the participating securities.

Diluted earnings per share of common stock reflect the weighted-average number of shares of common stock outstanding, outstanding deferred stock units and the impact of outstanding stock options and stock appreciation

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Sixteen Week Periods Ended April 24, 2010 and April 25, 2009
(in thousands, except per share data)
(unaudited)

rights (collectively “share-based awards”). Diluted earnings per share are calculated by including the effect of dilutive securities. Share-based awards to purchase approximately 67 and 2,655 shares of common stock that had an exercise price in excess of the average market price of the common stock during the sixteen week periods ended April 24, 2010 and April 25, 2009, respectively, were not included in the calculation of diluted earnings per share because they are anti-dilutive.

The following table illustrates the computation of basic and diluted earnings per share for the sixteen week periods ended April 24, 2010 and April 25, 2009, respectively:

	Sixteen Weeks Ended
	April 24,	April 25,
	2010	2009
Numerator
Net income applicable to common shares	$109,431	$93,585
Participating securities' share in earnings	(532)	(498)
Net income applicable to common shares	$108,899	$93,087
Denominator
Basic weighted average common shares	90,712	94,473
Dilutive impact of share based awards	761	416
Diluted weighted average common shares	91,473	94,889

Basic earnings per common share
Net income applicable to common stockholders	$1.20	$0.99
Diluted earnings per common share
Net income applicable to common stockholders	$1.19	$0.98

For the sixteen week period ended April 24, 2010, the Company issued 191 shares of common stock as a result of the exercise by employees of vested share-based awards previously granted under the Company’s 2004 Long-Term Incentive Plan and the purchase of shares of common stock by employees under the Company’s Employee Stock Purchase Plan.

9.	Warranty Liabilities:

The following table presents changes in the Company’s warranty reserves:

	April 24, 2010	January 2, 2010

Warranty reserve, beginning of period	$30,387	$28,662
Additions to warranty reserves	15,713	36,440
Reserves utilized	(15,655)	(34,715)
Warranty reserve, end of period	$30,445	$30,387

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Sixteen Week Periods Ended April 24, 2010 and April 25, 2009
(in thousands, except per share data)
(unaudited)

10.	Postretirement Plan:

The Company provides certain health and life insurance benefits for eligible retired Team Members through a postretirement plan, or Plan. These benefits are subject to deductibles, co-payment provisions and other limitations. The Plan has no assets and is funded on a cash basis as benefits are paid. The Company’s postretirement liability is calculated annually by a third-party actuary. The discount rate utilized at January 2, 2010 was 5.00%, and remained unchanged through the sixteen weeks ended April 24, 2010. The Company expects Fiscal 2010 plan contributions to completely offset benefits paid, consistent with Fiscal 2009.

The Company’s net periodic postretirement benefit cost includes the amortization of a reduction in unrecognized prior service costs as a result of a plan amendment in Fiscal 2004. The components of net periodic postretirement benefit cost for the sixteen weeks ended April 24, 2010, and April 25, 2009, respectively, was as follows:

	Sixteen Weeks Ended
	April 24,	April 25,
	2010	2009

Interest cost	$103	$140
Amortization of negative prior service cost	(179)	(179)
Amortization of unrecognized net gain	(31)	(29)
Net periodic postretirement benefit cost	$(107)	$(68)

11.	Comprehensive Income:

The Company includes in comprehensive income the changes in fair value of the Company’s interest rate swaps and changes in net unrecognized other postretirement benefit costs.

Comprehensive income for the sixteen weeks ended April 24, 2010 and April 25, 2009 was as follows:

	Sixteen Weeks Ended
	April 24, 2010	April 25, 2009

Net income	$109,431	$93,585
Unrealized gain on hedge
arrangements, net of tax	597	932
Changes in net unrecognized other
postretirement benefit cost, net of tax	(128)	(127)
Comprehensive income	$109,900	$94,390

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Sixteen Week Periods Ended April 24, 2010 and April 25, 2009
(in thousands, except per share data)
(unaudited)

12.	Segment and Related Information:

The Company has the following two reportable segments: Advance Auto Parts, or AAP, and Autopart International, or AI. The AAP segment is comprised of 3,295 stores as of April 24, 2010 which operated in the United States, Puerto Rico and the Virgin Islands under the trade names “Advance Auto Parts,” “Advance Discount Auto Parts” and “Western Auto.” These stores offer a broad selection of brand name and proprietary automotive replacement parts, accessories and maintenance items for domestic and imported cars and light trucks.

The AI segment consists solely of the operations of Autopart International, which operates as an independent, wholly-owned subsidiary and operates stores under the “Autopart International” trade name. AI mainly serves the Commercial market from its 167 stores as of April 24, 2010 located primarily throughout the Northeast and Mid-Atlantic regions. In addition, its North American Sales Division services warehouse distributors and jobbers throughout North America.

The Company evaluates each of its segment’s financial performance based on net sales and operating profit for purposes of allocating resources and assessing performance. The accounting policies of the reportable segments are the same as those used by the Company.

The following table summarizes financial information for each of the Company's business segments for the sixteen weeks ended April 24, 2010 and April 25, 2009, respectively.

	Sixteen Week Periods Ended
	April 24,	April 25,
	2010	2009
Net sales
AAP	$1,765,569	$1,627,817
AI	68,828	57,813
Eliminations (1)	(3,791)	(1,994)
Total net sales	$1,830,606	$1,683,636

Income before provision for
income taxes
AAP	$175,887	$148,508
AI	853	1,359
Total income before provision for
income taxes	$176,740	$149,867

Provision for income taxes
AAP	$67,000	$55,789
AI	309	493
Total provision for income taxes	$67,309	$56,282

Segment assets
AAP	$3,015,969	$2,833,437
AI	186,839	168,291
Total segment assets	$3,202,808	$3,001,728

(1)
For the sixteen weeks ended April 24, 2010, eliminations represent net sales of $1,871 from AAP to AI and $1,920 from AI to AAP. For the sixteen weeks ended April 25, 2009, eliminations represent net sales of $859 from AAP to AI and $1,135 from AI to AAP.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Sixteen Week Periods Ended April 24, 2010 and April 25, 2009
(in thousands, except per share data)
(unaudited)

13.	Subsequent Event:

On April 26, 2010, the Company entered into an Underwriting Agreement (the “Underwriting Agreement”) among the Company, certain subsidiary guarantors of the Company and the underwriter parties thereto pursuant to which the Company agreed to sell $300,000 aggregate principal amount of 5.750% Notes due May 1, 2020 (the “Notes”) to the underwriters at a public offering price of 99.587% of the principal amount per note. The parent company, or Advance, served as the issuer of the Notes with each of Advance’s domestic subsidiaries serving as a subsidiary guarantor. The Underwriting Agreement contains customary representations, warranties and agreements of the Company and customary conditions to closing, indemnification rights and obligations of the parties. The terms of the Notes are governed by an indenture and supplemental indenture (collectively the “Indenture”), dated as of April 29, 2010, among the Company, the subsidiary guarantors and Wells Fargo Bank, National Association, as Trustee.

The net proceeds from the offering of the Notes were approximately $294,300, after deducting underwriting discounts and commissions and estimated offering expenses (collectively “deferred financing costs”) payable by the Company. The Company will amortize the deferred financing costs over the term of the Notes. The Company used the net proceeds from this offering to repay indebtedness outstanding under its revolving credit facility and term loan as of April 24, 2010.  Amounts repaid under the Company’s revolving credit facility may be reborrowed from time to time for operational purposes, working capital needs, capital expenditures and other general corporate purposes. The Company intends to use the remaining net proceeds for general corporate purposes. Certain affiliates of the underwriters are lenders under the revolving credit facility and term loan.

The Notes bear interest at a rate of 5.750% per year payable semi-annually in arrears on May 1 and November 1 of each year, commencing on November 1, 2010. The Company may redeem some or all of the Notes at any time or from time to time, at the redemption price described in the Indenture. In addition, in the event of a Change of Control Triggering Event (as defined in the Indenture), the Company will be required to offer to repurchase the notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest to the repurchase date. The Notes initially will be fully and unconditionally guaranteed, jointly and severally, on an unsubordinated and unsecured basis by each of the subsidiary guarantors. The Company will be permitted to release guarantees without the consent of holders of the Notes under the circumstances described in the Indenture.

The Indenture contains customary provisions for events of default including for (i) failure to pay principal or interest when due and payable, (ii) failure to comply with covenants or agreements in the Indenture or the Notes and failure to cure or obtain a waiver of such default upon notice, (iii) a default under any debt for money borrowed by the Company or any of its subsidiaries that results in acceleration of the maturity of such debt, or failure to pay any such debt within any applicable grace period after final stated maturity, in an aggregate amount greater than $25.0 million without such debt having been discharged or acceleration having been rescinded or annulled within 10 days after receipt by the Company of notice of the default by the Trustee or holders of not less than 25% in aggregate principal amount of the Notes then outstanding, and (iv) events of bankruptcy, insolvency or reorganization affecting the Company and certain of its subsidiaries. In the case of an event of default, the principal amount of the Notes plus accrued and unpaid interest may be accelerated. The Indenture also contains covenants limiting the ability of the Company and its subsidiaries to incur debt secured by liens and to enter into sale and lease back transactions.

Subsequent to April 24, 2010, the Company also amended its revolving credit facility to add each of the Company’s domestic subsidiaries as guarantors. The subsidiary guarantees related to the Company’s revolving credit facility and Notes are full and unconditional and joint and several, and there are no restrictions on the ability of Advance to obtain funds from its subsidiaries. Also, Advance has no independent assets or operations, and the subsidiaries not guaranteeing the revolving credit facility and Notes are minor.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Sixteen Week Periods Ended April 24, 2010 and April 25, 2009
(in thousands, except per share data)
(unaudited)

The Company evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission. Excluding the Notes offering, there were no subsequent events that required recognition or disclosure.

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

Listed below and discussed in our Annual Report on Form 10-K for the year ended January 2, 2010 (filed with the Securities and Exchange Commission, or SEC, on March 2, 2010), or 2009 Form 10-K, are some important risks, uncertainties and contingencies which could cause our actual results, performance or achievements to be materially different from any forward-looking statements made or implied in this report. These include, but are not limited to, the following:

•
deterioration in general economic conditions, including unemployment, inflation or deflation, consumer debt levels, high energy and fuel costs, uncertain credit markets and bankruptcies or other recessionary type conditions that could have a negative impact on our business, customers and suppliers;

•	a decrease in demand for our products;
•	our ability to develop and implement business strategies and achieve desired goals;
•	our ability to expand our business, including locating available and suitable real estate for new store locations and the integration of any acquired businesses;
•	competitive pricing and other competitive pressures;
•	our relationships with our vendors;
•	our ability to attract and retain qualified employees, or Team Members;
•	the occurrence of natural disasters and/or extended periods of unfavorable weather;
•	our ability to obtain affordable insurance against the financial impacts of natural disasters and other losses;
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

Introduction

We are a leading specialty retailer of automotive aftermarket parts, accessories, batteries and maintenance items primarily operating within the United States. Our stores carry an extensive product line for cars, vans, sport utility vehicles and light trucks. We serve both "do-it-yourself," or DIY, and “do-it-for-me,” or Commercial, customers. Our Commercial customers consist of both walk-in and delivery customers. For delivery sales, we utilize our Commercial delivery fleet to deliver product from our store locations to our Commercial customers’ places of business, including independent garages, service stations and auto dealers. At April 24, 2010, we operated a total of 3,462 stores.

We operate in two reportable segments: Advance Auto Parts, or AAP, and Autopart International, Inc., or AI. The AAP segment is comprised of our store operations within the United States, Puerto Rico and the Virgin Islands which operate under the trade names “Advance Auto Parts,” “Advance Discount Auto Parts” and “Western Auto.” At April 24, 2010, we operated 3,295 stores in the AAP segment, of which 3,269 stores operated under the trade names “Advance Auto Parts” and “Advance Discount Auto Parts” throughout 39 states in the Northeastern, Southeastern and Midwestern regions of the United States. In addition, we operated 26 stores under the “Western Auto” and “Advance Auto Parts” trade names, located in Puerto Rico and the Virgin Islands.

The AI segment consists solely of the operations of AI, which operates as an independent, wholly-owned subsidiary. AI’s business primarily serves the Commercial market from its store locations in the Northeast and Mid-Atlantic regions and recent expansion into the Southeast. In addition, its North American Sales Division services warehouse distributors and jobbers throughout North America. At April 24, 2010, we operated 167 stores in the AI segment under the “Autopart International” trade name. For additional information regarding our segments, see Note 12, Segments and Related Information, of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Management Overview

During our first quarter of Fiscal 2010, we produced favorable financial results primarily due to strong comparable store sales growth and an increase in our gross profit rate resulting in earnings per diluted share, or diluted EPS, of $1.19 compared to $0.98 in the first quarter of Fiscal 2009. During Fiscal 2009, our first quarter diluted EPS included a $0.04 impact resulting from the closure of stores in connection with our store divestiture plan. Our strong earnings and favorable management of our working capital contributed to a significant increase in operating cash flow that allowed us to invest in business initiatives related to our four key strategies and repurchase shares of our common stock.

First Quarter Highlights

Highlights from our first quarter of Fiscal 2010 include:

Financial Results

•	Total sales during the first quarter of Fiscal 2010 increased 8.7% to $1.83 billion as compared to the first quarter of Fiscal 2009, primarily driven by a 7.7% increase in comparable store sales.

•	Our gross profit rate increased 93 basis points as compared to the first quarter of Fiscal 2009.

•
Our selling, general and administrative expenses, or SG&A, rate increased 34 basis points as compared to the first quarter of Fiscal 2009 and 68 basis points when excluding the impact of store divestiture expenses during the first quarter of Fiscal 2009.  This increase in SG&A is primarily linked to the targeted investments we are making to support each of our four key strategies discussed below which we believe have already begun to yield benefits in our sales and gross profit results.

•
We generated operating cash flow of $338.0 million through the first quarter of Fiscal 2010, an increase of 15.5% over the comparable period in Fiscal 2009, and used available operating cash to repurchase 6.9 million shares of our common stock under our $500 million stock repurchase plan at a cost of $287.7 million.

Other Developments

•	Subsequent to the end our first quarter, Standard & Poor’s upgraded our corporate credit rating to BBB- (or investment grade level).

•	We issued $300 million of senior unsecured notes on April 29, 2010 with an interest rate of 5.75% due in 2020.

Update on Key Strategies

We continue to make significant investments in each of our four key strategies – Commercial Acceleration, DIY Transformation, Availability Excellence and Superior Experience – with the ultimate focus on our customers and growth in our business. We believe our favorable financial results during the first quarter of Fiscal 2010 are a result of these investments and successful execution of initiatives under our key strategies in addition to the favorable conditions in the automotive aftermarket. In Fiscal 2010 we are narrowing our focus on a select group of customer facing initiatives to ensure our customers have a superior experience with us.

Our comparable store sales results for the first quarter of Fiscal 2010 were comprised of favorable Commercial and DIY sales results and were driven in part by the success of our initiatives under our Commercial Acceleration and DIY Transformation strategies. In addition to the financial results, we also believe the benefits from our initiatives are evident in the customer satisfaction ratings received from our Commercial and DIY customers during the first quarter. Our Commercial sales, as a percentage of total sales, increased to approximately 33% for the first quarter of Fiscal 2010 as compared to first quarter of Fiscal 2009. As of the end of the first quarter of Fiscal 2010, we had completed investments in additional parts professionals, delivery trucks and drivers in approximately 50% of our AAP stores. In Fiscal 2010 we are also focused on increasing the productivity of our sales force, which was significantly increased in Fiscal 2009. Our growth in Commercial is dependent on developing and maintaining successful relationships with our existing customers and new customers and providing consistent delivery service. If we succeed in these strategies, we anticipate the pace of our growth in Commercial to continue to exceed the pace of DIY growth. Our e-commerce website is also expected to contribute to our Commercial sales after we roll out our business-to-business platform later in 2010.

We believe our DIY sales results during the first quarter of Fiscal 2010 were driven by our initiatives as well as a stronger DIY market. Our DIY initiatives include the ongoing improvement of our staffing model, rollout of more effective training programs and a number of marketing strategies. We continue to utilize a more targeted marketing approach to better target our highest potential customers and our underserved customers, which has resulted in a more effective use of our advertising spending.  Our redeployed e-commerce website has been operational for two complete quarters and is expected to contribute to our DIY sales in Fiscal 2010.

Both our Commercial and DIY sales have benefitted from our added parts availability and merchandising initiatives under our Availability Excellence strategy. We added many new brands of parts in Fiscal 2009 and we continue to rollout custom assortments of product in our stores in Fiscal 2010. Additions to our supply chain network increase our ability to get the right product to our customers. During the first quarter, we opened two Parts Delivered Quickly, or PDQ®, facilities and three HUB stores, which are larger stores that stock a wider selection and greater supply of inventory. In addition to driving sales, we believe our Availability Excellence initiatives are responsible for the continued improvement in our gross profit rate.  Our gross profit rate for the first quarter of Fiscal 2010 increased

93 basis points compared to the first quarter of Fiscal 2009.  We experienced gross profit rate improvements in both parts and non-parts categories resulting from the custom mix availability, price optimization and other merchandising capabilities, including the impact of our rapidly growing global sourcing operation.

Automotive Aftermarket Industry

We continue to see positive trends in our industry including an increase in potential business from Commercial customers, which is partially a result of automotive dealer closings and increases in both the average age of vehicles and in the number of miles driven. Although miles driven decreased in the early part of 2010 as reported by the Department of Transportation, we believe this to be a short-term trend as a result of the severe winter weather experienced throughout much of the United States. We anticipate miles driven will increase over the long-term future based on the historical trend of increased miles driven and the increasing number of vehicles on the road.

Industry data reported by The NPD Group indicates the total automotive aftermarket grew in the first quarter of Fiscal 2010 at a rate significantly higher than during the fourth quarter of Fiscal 2009. We believe that the execution of the various initiatives under our four key strategies will allow us to continue to increase our share of the total automotive aftermarket with a higher growth potential driven by the less consolidated Commercial market.

Consolidated Operating Results and Key Statistics and Metrics

The following table highlights certain consolidated operating results and key statistics and metrics for the sixteen weeks ended April 24, 2010 and April 25, 2009, respectively, and fiscal years ended January 2, 2010 and January 3, 2009. We use these key statistics and metrics to measure the financial progress of our four key strategies.

	Sixteen Weeks Ended
	April 24,	April 25,
	2010	2009	FY 2009	FY 2008 (1)
Operating Results:
Total net sales (in 000s)	$1,830,606	$1,683,636	$5,412,623	$5,142,255
Comparable store net sales growth (2)	7.7%	8.2%	5.3%	1.5%
Gross profit (3)	49.8%	48.8%	48.9%	46.7%
SG&A	39.8%	39.5%	40.5%	38.6%
Operating profit (4)	10.0%	9.4%	8.4%	8.1%
Diluted earnings per share (5)	$1.19	$0.98	$2.83	$2.49

Key Statistics and Metrics:
Number of stores, end of period	3,462	3,405	3,420	3,368
Total store square footage, end of period (in 000s)	25,299	24,918	24,973	24,711
Total Team Members, end of period	50,495	49,265	48,771	47,582
Average net sales per store (in 000s) (6)(7)	$1,619	$1,583	$1,595	$1,551
Operating income per store (in 000s) (6)(8)	$140	$128	$134	$125
Gross margin return on inventory (6)(9)	$4.49	$3.71	$3.98	$3.47

(1)	Fiscal 2008 included 53 weeks.
(2)
Comparable store sales include sales from our stores and e-commerce website. The change in store sales is calculated based on the change in net sales starting once a store has been open for 13 complete accounting periods (each period represents four weeks). Relocations are included in comparable store sales from the original date of opening. Fiscal 2008 comparable store sales exclude sales from the 53rd week.

(3)
Excluding the gross profit impact of the 53rd week of Fiscal 2008 of approximately $44.1 million and a $37.5 million non-cash obsolete inventory write-down, or non-cash inventory adjustment, in the fourth quarter of Fiscal 2008, gross profit was 47.3% for Fiscal 2008.

(4)	Excluding the operating income impact of the 53rd week of Fiscal 2008 of approximately $15.8 million and a $37.5 million non-cash inventory adjustment in the fourth quarter of Fiscal 2008, operating profit was 8.6% for Fiscal 2008.
(5)
Excluding the net income impact of the 53rd week of Fiscal 2008 of approximately $9.6 million and a $23.7 million non-cash inventory adjustment in the fourth quarter of Fiscal 2008, diluted earnings per share was $2.64 for Fiscal 2008.

(6)	These financial metrics presented for each quarter are calculated on an annual basis and accordingly reflect the last four fiscal quarters completed.
(7)
Average net sales per store is calculated as net sales divided by the average of the beginning and ending store count for the respective period. Excluding the net sales impact of the 53rd week of Fiscal 2008 of approximately $89.0 million, average net sales per store in the first quarter of Fiscal 2009 and Fiscal 2008 were $1,556 and $1,524, respectively.

(8)
Operating income per store is calculated as operating income divided by the average of beginning and ending total store count for the respective period. Excluding the impact of store divestitures in Fiscal 2009 and the 53rd week results and non-cash inventory adjustment in Fiscal 2008, operating income per store in the first quarter of Fiscal 2010 and first quarter of Fiscal 2009 was $145 and $136, respectively. Operating income per store for Fiscal 2009 was $142 excluding the $26.1 million impact of store divestitures. Excluding the operating income impact of the 53rd week of Fiscal 2008 of approximately $15.8 million and a $37.5 million non-cash inventory adjustment, operating income per store in Fiscal 2008 was $132.

(9)
Gross margin return on inventory is calculated as gross profit divided by an average of beginning and ending inventory, net of accounts payable and financed vendor accounts payable. Excluding the impact of the 53rd week of Fiscal 2008 of approximately $44.1 million and a $37.5 million non-cash inventory adjustment, gross margin return on inventory for the first quarter of Fiscal 2009 and Fiscal 2008 was $3.60 and $3.37, respectively.

Store Development by Segment

UAAP Segment

At April 24, 2010, we operated 3,295 AAP stores within the United States, Puerto Rico and the Virgin Islands. We operated 3,269 stores throughout 39 states in the Northeastern, Southeastern and Midwestern regions of the United States. These stores operated under the “Advance Auto Parts” trade name except for certain stores in the state of Florida, which operated under the “Advance Discount Auto Parts” trade name. These stores offer a broad selection of brand name and proprietary automotive replacement parts, accessories and maintenance items for domestic and imported cars and light trucks. In addition, we operated 26 stores under the “Western Auto” and “Advance Auto Parts” trade names, located in Puerto Rico and the Virgin Islands.

The following table sets forth information about our AAP stores during the sixteen weeks ended April 24, 2010, including the number of new, closed and relocated stores and stores with Commercial programs that deliver products to our Commercial customers’ place of business. We lease approximately 79% of our AAP stores.

	Sixteen Weeks Ended
	April 24, 2010	April 25, 2009
Number of stores, beginning of period	3,264	3,243
New stores	32	35
Closed stores	(1)	(8)
Number of stores, end of period	3,295	3,270
Relocated stores	4	2
Stores with commercial programs	2,931	2,790

AI Segment

At April 24, 2010, we operated 167 AI stores primarily in the Northeastern region of the United States under the “Autopart International” trade name. These stores offer a broad selection of brand name and proprietary automotive replacement parts, accessories and maintenance items for domestic and imported cars and light trucks, with a greater focus on imported parts. The AI segment serves mainly the Commercial market from its store locations primarily throughout the Northeast and Mid-Atlantic regions. In addition, its North American Sales Division services warehouse distributors and jobbers throughout North America.

The following table sets forth information about our AI stores, including the number of new and closed stores, during the sixteen weeks ended April 24, 2010. We lease 100% of our AI stores.

	Sixteen Weeks Ended
	April 24, 2010	April 25, 2009
Number of stores, beginning of period	156	125
New stores	11	11
Closed stores	-	(1)
Number of stores, end of period	167	135
Relocated stores	3	1
Stores with commercial programs	167	135

As previously disclosed in our 2009 Form 10-K, we anticipate adding approximately 110 AAP and 40 AI stores and closing 10 to 15 total stores in Fiscal 2010.

Critical Accounting Policies

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Our discussion and analysis of the financial condition and results of operations are based on these financial statements. The preparation of these financial statements requires the application of accounting policies in addition to certain estimates and judgments by our management. Our estimates and judgments are based on currently available information, historical results and other assumptions we believe are reasonable. Actual results could differ materially from these estimates. During the sixteen weeks ended April 24, 2010, we consistently applied the critical accounting policies discussed in our 2009 Form 10-K. For a complete discussion regarding these critical accounting policies, refer to the 2009 Form 10-K.

Components of Statement of Operations

Net Sales

Net sales consist primarily of merchandise sales from our retail store locations to both our DIY and Commercial customers and sales from our e-commerce website. Our total sales growth is comprised of both comparable store sales and new store sales. We calculate comparable store sales based on the change in store sales starting once a store has been open for 13 complete accounting periods (approximately one year) and sales from our e-commerce website. We include sales from relocated stores in comparable store sales from the original date of opening.

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

1BResults of Operations

The following table sets forth certain of our operating data expressed as a percentage of net sales for the periods indicated.

	Sixteen Week Periods Ended
	(unaudited)
	April 24,	April 25,
	2010	2009
Net sales	100.0%	100.0%
Cost of sales, including purchasing and
warehousing costs	50.2	51.2
Gross profit	49.8	48.8
Selling, general and administrative expenses	39.8	39.5
Operating income	10.0	9.4
Interest expense	(0.3)	(0.5)
Other income (expense), net	0.0	(0.0)
Provision for income taxes	3.7	3.3
Net income	6.0%	5.6%

Sixteen Weeks Ended April 24, 2010 Compared to Sixteen Weeks Ended April 25, 2009

Net Sales

Net sales for the sixteen weeks ended April 24, 2010 were $1,830.6 million, an increase of $147.0 million, or 8.7%, as compared to net sales for the sixteen weeks ended April 25, 2009. This growth was primarily due to an increase in comparable store sales of 7.7% and sales from the net addition of 57 new AAP and AI stores opened within the last four fiscal quarters.

AAP produced sales of $1,765.6 million, an increase of $137.8 million, or 8.5%, as compared to net sales for the sixteen weeks ended April 25, 2009. This growth was primarily due to a 7.7% comparable store sales increase and sales from the net addition of 25 new stores opened within the last four quarters. The AAP comparable store sales increase was driven by an increase in average ticket sales and overall customer traffic. AI produced sales of $68.8 million, an increase of $11.0 million, or 19.1%, as compared to net sales for the sixteen weeks ended April 25, 2009. This growth was primarily reflective of the net addition of 32 new stores opened within the last four fiscal quarters and a 5.7% comparable store sales increase.

Gross Profit

Gross profit for the sixteen weeks ended April 24, 2010 was $910.8 million, or 49.8% of net sales, as compared to $822.0 million, or 48.8% of net sales, for the comparable period of last year, or an increase of 93 basis points. This increase in gross profit as a percentage of net sales was driven by continued investments in price optimization strategies, investments in merchandising capabilities (including global sourcing) and increased parts availability through our continued rollout of customized product assortments in our stores. We believe the added parts availability has been a primary driver of our increase in parts sales, which generally contribute a higher gross profit. Our global sourcing operation is also beginning to contribute to our sales and gross profit results particularly in our accessory sales. LIFO did not significantly impact the overall improvement in our gross profit during the first quarter of Fiscal 2010 after taking into consideration other components of gross profit, such as supply chain efficiencies, cost to acquire inventory and changes in retail pricing.

SG&A

SG&A expenses for the sixteen weeks ended April 24, 2010 were $728.6 million, or 39.8% of net sales, as compared to $664.4 million, or 39.5% of net sales, for the comparable period of last year, or an increase of 34 basis points. Exclusive of the 34 basis-point impact of store divestitures in the first quarter of Fiscal 2009, the increase in SG&A during the first quarter of Fiscal 2010 was 68 basis points. This overall increase was primarily due to the annualization of expenses associated with our customer-facing initiatives, such as the added investments in our Commercial program, investment in our e-commerce operations and investment in our global sourcing operations. Partially offsetting this increase in expense as a percentage of sales is the leverage on our occupancy expenses as a result of our 7.7% comparable store sales increase.

Operating Income

Operating income for the sixteen weeks ended April 24, 2010 was $182.2 million, or 10.0% of net sales, as compared to $157.6 million, or 9.4% of net sales, for the comparable period of last year, or an increase of 59 basis points. This increase in operating income, as a percentage of net sales, reflects an increase in gross profit partially offset by higher SG&A. The increase in SG&A reflects many of the investments we are making in our business with short-term benefits already being realized in net sales and gross profit resulting in an overall net increase in profitability.

AAP produced operating income of $181.3 million, or 10.3% of net sales, for the sixteen weeks ended April 24, 2010 as compared to $156.2 million, or 9.6% of net sales, for the comparable period of last year. AI generated operating income for the sixteen weeks ended April 24, 2010 of $0.9 million as compared to $1.4 million for the comparable period of last year. AI’s operating income decreased primarily due to an increase in expenses related to its new stores partially offset by higher sales and favorable gross profit rate.

Interest Expense

Interest expense for the sixteen weeks ended April 24, 2010 was $6.0 million, or 0.3% of net sales, as compared to $7.6 million, or 0.5% of net sales, for the comparable period in Fiscal 2009. The decrease in interest expense as a percentage of sales is primarily a result of lower outstanding borrowings and increased sales during the sixteen weeks ended April 24, 2010 compared to the comparable period of Fiscal 2009.

Income Taxes

Income tax expense for the sixteen weeks ended April 24, 2010 was $67.3 million, as compared to $56.3 million for the comparable period of Fiscal 2009. Our effective income tax rate was 38.1% and 37.6% for the sixteen weeks ended April 24, 2010 and April 25, 2009, respectively.

Net Income

Net income for the sixteen weeks ended April 24, 2010 was $109.4 million, or $1.19 per diluted share, for the sixteen weeks ended April 24, 2010, as compared to $93.6 million, or $0.98 per diluted share, for the comparable period of Fiscal 2009. As a percentage of net sales, net income for the sixteen weeks ended April 24, 2010 was 6.0%, as compared to 5.6% for the comparable period of Fiscal 2009. The increase in diluted EPS was primarily due to growth in our operating income as well as the decrease in our average share count as a result of our repurchase of shares of our common stock.

Liquidity and Capital Resources

Overview

Our primary cash requirements to maintain our current operations include payroll and benefits, the purchase of inventory, contractual obligations and capital expenditures as well as the payment of quarterly cash dividends and estimated income taxes. In addition, we have used available funds to repay borrowings under our revolving credit facility and repurchase shares of our common stock under our stock repurchase program. We have funded these requirements primarily through cash generated from operations, supplemented by borrowings under our credit facilities as needed. We believe funds generated from our expected results of operations, available cash and cash equivalents, and available borrowings under our revolving credit facility will be sufficient to fund our primary obligations for the next fiscal year.

At April 24, 2010, our cash and cash equivalents balance was $133.3 million, an increase of $33.3 million compared to January 2, 2010 (the end of Fiscal 2009). This increase resulted from additional cash flow from operating activities (including higher net income and improved working capital management) and an increase in debt partially offset by the repurchases of our common stock. Additional discussion of our cash flow results is set forth in the Analysis of Cash Flows section.

At April 24, 2010, our outstanding indebtedness was $74.7 million higher when compared to January 2, 2010 and consisted of borrowings of $75.0 million under our revolving credit facility, $200.0 million under our term loan, $3.1 million outstanding on an economic development note and $0.9 million outstanding under other financing arrangements. Additionally, we had $104.0 million in letters of credit outstanding, which reduced our total availability under the revolving credit facility to $571.0 million. The letters of credit serve as collateral for our self-insurance policies and routine purchases of imported merchandise.

Subsequent to April 24, 2010, we received approximately $294.3 million in net proceeds from an issuance of notes and used the proceeds to repay our outstanding debt under our revolving credit facility and term loan. Additional information regarding our notes offering is included in the Subsequent Event section.

Capital Expenditures

Our primary capital requirements have been the funding of our continued store expansion program, including new store openings and store acquisitions, store relocations, maintenance of existing stores, the construction and upgrading of distribution centers, and the development of proprietary information systems and purchased information systems. Our capital expenditures were $60.7 million for the sixteen weeks ended April 24, 2010, or $10.5 million more than the sixteen weeks ended April 25, 2009.  During the sixteen weeks ended April 24, 2010, we opened 32 AAP stores and 11 AI stores, remodeled 3 AAP stores and relocated 4 AAP and 3 AI stores.

Our future capital requirements will depend in large part on the number of and timing for new stores we open or acquire within a given year and the investments we make in information technology and supply chain networks. As previously disclosed in our 2009 Form 10-K, we anticipate adding approximately 110 AAP and 40 AI stores and closing 10 to 15 total stores during Fiscal 2010. We expect to relocate and remodel existing stores only in the normal course of business.

We also plan to make continued investments in the maintenance of our existing stores and supply chain network and to invest in new information systems to support our key strategies. As previously disclosed in our 2009 Form 10-K, we anticipate that our capital expenditures will be approximately $220.0 million to $240.0 million during Fiscal 2010.

Stock Repurchase Program

Our stock repurchase program allows us to repurchase our common stock on the open market or in privately negotiated transactions from time to time in accordance with the requirements of the Securities and Exchange Commission.

During the sixteen weeks ended April 24, 2010, we repurchased 6.9 million shares of common stock at an aggregate cost of $287.7 million, or an average price of $41.62 per share, leaving $212.3 million remaining under our $500 million stock repurchase program, which was authorized by our Board of Directors on February 16, 2010. Additionally, we repurchased 43,000 shares of our common stock at an aggregate cost of $1.7 million in connection with the net settlement of shares issued as a result of the vesting of restricted stock during the sixteen weeks ended April 24, 2010. During the sixteen weeks ended April 25, 2009, no shares were repurchased.

Dividend

Our Board of Directors has declared quarterly dividends of $0.06 per share to stockholders of record since Fiscal 2006. Subsequent to April 24, 2010, our Board of Directors declared a quarterly dividend of $0.06 per share to be paid on July 9, 2010 to all common stockholders of record as of June 25, 2010.

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

Analysis of Cash Flows

A summary and analysis of our cash flows for the sixteen week period ended April 24, 2010 as compared to the sixteen week period ended April 25, 2009 is included below.

	Sixteen Week Periods Ended
	April 24, 2010	April 25, 2009
	(in millions)

Cash flows from operating activities	$338.0	$292.7
Cash flows from investing activities	(60.6)	(50.1)
Cash flows from financing activities	(244.1)	(229.1)
Net increase in cash and
cash equivalents	$33.3	$13.5

2BUOperating Activities

For the sixteen weeks ended April 24, 2010, net cash provided by operating activities increased $45.3 million to $338.0 million. This net increase in operating cash was driven primarily by:

•	a $15.8 million increase in net income;
•	a $45.2 million increase in cash flows from inventory, net of accounts payable, reflective of our ability to increase accounts payable consistent with our inventory growth; and
•	a $14.0 million decrease in cash flows resulting from an increase in other working capital primarily due to timing.

Investing Activities

For the sixteen weeks ended April 24, 2010, net cash used in investing activities increased by $10.4 million to $60.6 million. The increase in cash used was primarily due to new store development.

3BUFinancing Activities

For the sixteen weeks ended April 24, 2010, net cash used in financing activities increased by $15.1 million to $244.1 million. Cash flows from financing activities increased as a result of:

•	a decrease of $251.5 million in net debt repayments, primarily under our revolving credit facility; and
•	a $26.7 million decrease in financed vendor accounts payable driven by the transition of our vendors from our vendor financing program to our vendor program.

Cash flows from financing activities decreased as result of:

•	a $289.4 million increase in the repurchase of common stock under our stock repurchase program; and
•	a $6.8 million decrease in proceeds from the issuance of common stock, primarily as a result of less exercises of stock options.

9BLong-Term Debt

Bank Debt

We have a $750 million unsecured five-year revolving credit facility with our wholly-owned subsidiary, Advance Stores Company, Incorporated, or Stores, serving as the borrower. The revolving credit facility also provides for the issuance of letters of credit with a sub-limit of $300 million, and swingline loans in an amount not to exceed $50 million. We may request, subject to agreement by one or more lenders, that the total revolving commitment be increased by an amount not exceeding $250 million (up to a total commitment of $1 billion) during the term of the credit agreement. Voluntary prepayments and voluntary reductions of the revolving balance are permitted in whole or in part, at our option, in minimum principal amounts as specified in the revolving credit facility. The revolving credit facility matures on October 5, 2011.

As of April 24, 2010, we had $75.0 million outstanding under our revolving credit facility, and letters of credit outstanding of $104.0 million, which reduced the availability under the revolving credit facility to $571.0 million. (The letters of credit generally have a term of one year or less.) A commitment fee is charged on the unused portion of the revolver, payable in arrears. The current commitment fee rate is 0.150% per annum.

In addition to the revolving credit facility, we had borrowed $200.0 million under our unsecured four-year term loan as of April 24, 2010. We entered into the term loan with Stores serving as borrower. The term loan matures on October 5, 2011.

The interest rate on borrowings under the revolving credit facility is based, at our option, on an adjusted LIBOR rate, plus a margin, or an alternate base rate, plus a margin. The current margin is 0.75% and 0.0% per annum for the adjusted LIBOR and alternate base rate borrowings, respectively. Under the terms of the revolving credit facility, the interest rate and commitment fee are based on our credit rating. The interest rate on the term loan is based, at our option, on an adjusted LIBOR rate, plus a margin, or an alternate base rate, plus a margin. The current margin is 1.0% and 0.0% per annum for the adjusted LIBOR and alternate base rate borrowings, respectively. Under the terms of the term loan, the interest rate is based on our credit rating. We have elected to use the 90-day adjusted LIBOR rate and have the ability and intent to continue to use this rate on our hedged borrowings. At April 24, 2010, the entire portion of our bank debt was hedged through the use of interest rate swaps which effectively fixed our LIBOR at rates ranging from 4.01% to 4.98%.

Other

As of April 24, 2010, we had $4.0 million outstanding under an economic development note and other financing arrangements.

Guarantees and Covenants

As of April 24, 2010, the term loan and revolving credit facility were fully and unconditionally guaranteed by Advance Auto Parts, Inc. Our debt agreements collectively contain covenants restricting our ability to, among other things:  (1) create, incur or assume additional debt (including hedging arrangements), (2) incur liens or engage in sale-leaseback transactions, (3) make loans and investments, (4) guarantee obligations, (5) engage in certain mergers, acquisitions and asset sales, (6) change the nature of our business and the business conducted by our subsidiaries and (7) change our status as a holding company. We are also required to comply with financial covenants with respect to a maximum leverage ratio and a minimum consolidated coverage ratio. We were in compliance with these covenants at April 24, 2010 and January 2, 2010. Our term loan and revolving credit facility also provide for customary events of default, covenant defaults and cross-defaults to our other material indebtedness.

Interest Rate Swaps

As of April 24, 2010, our interest rate swaps were no longer subject to hedge accounting as a result of our variable rate interest payments no longer being probable following a decision made by us prior to April 24, 2010 to issue fixed rate notes, which occurred on April 29, 2010 as further explained below in the Subsequent Event section. Accordingly, we will record subsequent changes in the fair value of the interest rate swaps through earnings and will amortize the unrecognized loss in accumulated other comprehensive loss as of April 24, 2010 over the remaining life of the swaps which mature in October 2011.  We do not anticipate significant losses under these swaps in addition to the amount of unrecognized losses already recognized through April 24, 2010 based on the current LIBOR.

Subsequent Event

On April 29, 2010, we completed an offering of $300 million in principal amount of 5.75% senior unsecured notes, or Notes, due 2020 at an issue price of 99.587%.  The net proceeds from the offering of the Notes were approximately $294.3 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by us. We used the net proceeds from this offering to repay indebtedness outstanding under our revolving credit facility and term loan outstanding as of April 24, 2010. Amounts repaid under our revolving credit facility may be reborrowed from time to time for operational purposes, working capital needs, capital expenditures and other general corporate purposes. We intend to use the remaining net proceeds for general corporate purposes.

For additional information regarding this Notes offering, see Note 13, Subsequent Event, of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

4BOff-Balance-Sheet Arrangements

As of April 24, 2010, we had no off-balance-sheet arrangements as defined in Regulation S-K Item 303 of the SEC regulations. We include other off-balance-sheet arrangements in our contractual obligations table including operating lease payments, interest payments on our credit facility and letters of credit outstanding.

5BContractual Obligations

As of April 24, 2010, there were no material changes to our outstanding contractual obligations as compared to our contractual obligations outstanding as of January 2, 2010 other than the increase in our revolving credit facility.  For information regarding our contractual obligations see “Contractual Obligations” in our 2009 Form 10-K.

Credit Ratings

At April 24, 2010, we had credit ratings from Standard & Poor’s of BB+ and from Moody’s Investor Service of Ba1, both of which were unchanged from January 2, 2010. Subsequent to April 24, 2010, we were upgraded to BBB- (investment grade level) by Standard & Poor’s. The current outlooks by Standard & Poor’s and Moody’s are stable and positive, respectively. The current pricing grid used to determine our borrowing rates under our term loan and revolving credit facility is based on our credit ratings, irrespective of the rating agencies’ outlooks. If these credit ratings decline, our interest expense may increase. Conversely, if these credit ratings improve, our interest expense may decrease. In addition, if our credit ratings decline, our access to financing may become more limited.

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

New Accounting Pronouncements

For a description of recently announced accounting standards, including the expected dates of adoption and estimated effects, if any, on our condensed consolidated financial statements, see New Accounting Pronouncements in Note 1 of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of April 24, 2010, our long-term bank debt consisted primarily of borrowings under our revolving credit facility and term loan. Our cash flow risk has been minimal since the majority of our bank debt was hedged with interest rate swaps and therefore minimizing the impact of movements in LIBOR.

Subsequent to April 24, 2010, we issued $300 million of unsecured notes with an interest rate of 5.75% due in 2020 and repaid $275 million outstanding under our revolving credit facility and term loan with the proceeds from the notes offering. Our revolving credit facility currently remains in place and matures in October 2011. Therefore, we may be exposed to cash flow risk due to changes in LIBOR in the event we borrow under our revolving credit facility.

For additional information regarding market risk see “Item 7A. Quantitative and Qualitative Disclosures About Market Risks” in our 2009 Form 10-K.

ITEM 4.                      CONTROLS AND PROCEDURES

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended April 24, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

6BPART II.  OTHER INFORMATION

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth the information with respect to repurchases of our common stock for the quarter ended April 24, 2010 (amounts in thousands, except per share amounts):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs (2)

January 3, 2010, to January 30, 2010	-	$-	-	$500,000
January 31, 2010, to February 27, 2010	1,435	40.39	1,392	443,764
February 28, 2010, to March 27, 2010	4,522	41.90	4,522	254,312
March 28, 2010, to April 24, 2010	998	42.08	998	212,334

Total	6,955	$41.61	6,912	$212,334

(1)
In addition to the shares of common stock we repurchased under our $500 million stock repurchase program, we repurchased 43,000 shares of our common stock at an aggregate cost of $1.7 million in connection with the net settlement of shares issued as a result of the vesting of restricted stock during the sixteen weeks ended April 24, 2010.

(2)
All of the above repurchases were made on the open market at prevailing market rates plus related expenses under our stock repurchase program, which authorized the repurchase of up to $500 million in common stock. Our stock repurchase program was authorized by our Board of Directors and publicly announced on February 16, 2010. The new program cancelled and replaced the remaining portion of our previous $250 million stock repurchase program, which was authorized by our Board of Directors and publicly announced on May 15, 2008.

ITEM 6.                      EXHIBITS

3.1 (1)	Restated Certificate of Incorporation of Advance Auto Parts, Inc. ("Advance Auto").

3.2 (2)	Amended and Restated Bylaws of Advance Auto (effective August 12, 2009).

10.43	Second Amendment to Employment Agreement effective January 1, 2010 between Advance Auto Parts, Inc. and Darren R. Jackson.

10.44	Form of First Amendment to Employment Agreement effective January 1, 2010 between Advance Auto Parts, Inc. and Jimmie L. Wade, Kevin P. Freeland and Michael A. Norona.

10.45	Employment Agreement effective January 1, 2010 between Advance Auto Parts, Inc. and Tamara A. Kozikowski.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS (3)	XBRL Instance Document

101.SCH (3)	XBRL Taxonomy Extension Schema Document

101.CAL (3)	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB (3)	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE (3)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed on August 16, 2004 as an exhibit to Quarterly Report on Form 10-Q of Advance Auto.
(2)	Filed on August 17, 2009 as an exhibit to Current Report on Form 8-K of Advance Auto.
(3)
In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCE AUTO PARTS, INC.

June 2, 2010	By:	/s/ Michael A. Norona
Michael A. Norona Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

		Exhibit Description

3.1	(1)	Restated Certificate of Incorporation of Advance Auto.

3.2	(2)	Amended and Restated Bylaws of Advance Auto (effective August 12, 2009).

10.43		Second Amendment to Employment Agreement effective January 1, 2010 between Advance Auto Parts, Inc. and Darren R. Jackson.

10.44		Form of First Amendment to Employment Agreement effective January 1, 2010 between Advance Auto Parts, Inc. and Jimmie L. Wade, Kevin P. Freeland and Michael A. Norona.

10.45		Employment Agreement effective January 1, 2010 between Advance Auto Parts, Inc. and Tamara A. Kozikowski.

31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	(3)	XBRL Instance Document

101.SCH	(3)	XBRL Taxonomy Extension Schema Document

101.CAL	(3)	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	(3)	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	(3)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed on August 16, 2004 as an exhibit to Quarterly Report on Form 10-Q of Advance Auto.
(2)	Filed on August 17, 2009 as an exhibit to Current Report on Form 8-K of Advance Auto.
(3)
In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.