Form 10-Q
period 2010-07-17
ADVANCE AUTO PARTS INC
filed 2010-08-25
CIK 1158449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 17, 2010
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

As of August 23, 2010, the registrant had outstanding 84,265,967 shares of Common Stock, par value $0.0001 per share (the only class of common stock of the registrant outstanding).

i

PART I.  FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
July 17, 2010 and January 2, 2010
(in thousands, except per share data)
(unaudited)

	July 17,	January 2,
Assets	2010	2010

Current assets:
Cash and cash equivalents	$160,818	$100,018
Receivables, net	114,885	92,560
Inventories, net	1,816,998	1,631,867
Other current assets	48,669	63,173
Total current assets	2,141,370	1,887,618
Property and equipment, net of accumulated depreciation of
$936,671 and $914,045	1,098,901	1,100,338
Assets held for sale	1,472	1,492
Goodwill	34,387	34,387
Intangible assets, net	25,834	26,419
Other assets, net	26,763	22,709
	$3,328,727	$3,072,963
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$1,075	$1,344
Financed vendor accounts payable	43,442	32,092
Accounts payable	1,266,244	966,274
Accrued expenses	452,490	393,060
Other current liabilities	82,963	73,257
Total current liabilities	1,846,214	1,466,027
Long-term debt	301,254	202,927
Other long-term liabilities	114,809	121,644
Commitments and contingencies
Stockholders' equity:
Preferred stock, nonvoting, $0.0001 par value,
10,000 shares authorized; no shares issued or outstanding	-	-
Common stock, voting, $0.0001 par value, 200,000 shares authorized;
105,151 shares issued and 84,198 outstanding at July 17, 2010
and 104,251 shares issued and 93,623 outstanding at January 2, 2010	11	10
Additional paid-in capital	432,264	392,962
Treasury stock, at cost, 20,953 and 10,628 shares	(848,547)	(391,176)
Accumulated other comprehensive loss	(4,465)	(6,699)
Retained earnings	1,487,187	1,287,268
Total stockholders' equity	1,066,450	1,282,365
	$3,328,727	$3,072,963

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
For the Twelve and Twenty-Eight Week Periods Ended
July 17, 2010 and July 18, 2009
(in thousands, except per share data)
(unaudited)

	Twelve Week Periods Ended		Twenty-Eight Week Periods Ended
	July 17,	July 18,	July 17,	July 18,
	2010	2009	2010	2009

Net sales	$1,417,956	$1,322,844	$3,248,562	$3,006,480
Cost of sales, including purchasing and warehousing costs	702,688	670,194	1,622,517	1,531,842
Gross profit	715,268	652,650	1,626,045	1,474,638
Selling, general and administrative expenses	543,666	517,875	1,272,271	1,182,281
Operating income	171,602	134,775	353,774	292,357
Other, net:
Interest expense	(7,176)	(5,480)	(13,132)	(13,091)
Other (expense) income, net	(1,702)	250	(1,178)	146
Total other, net	(8,878)	(5,230)	(14,310)	(12,945)
Income before provision for income taxes	162,724	129,545	339,464	279,412
Provision for income taxes	61,813	49,215	129,122	105,497
Net income	$100,911	$80,330	$210,342	$173,915

Basic earnings per share	$1.18	$0.84	$2.37	$1.83

Diluted earnings per share	$1.16	$0.83	$2.34	$1.82

Average common shares outstanding	85,394	94,868	88,433	94,642

Average common shares outstanding - assuming dilution	86,410	95,745	89,303	95,247

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the Twenty-Eight Week Periods Ended
July 17, 2010 and July 18, 2009
(in thousands)
(unaudited)

	Twenty-Eight Week Periods Ended
	July 17,	July 18,
	2010	2009
Cash flows from operating activities:
Net income	$210,342	$173,915
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	86,933	79,568
Share-based compensation	11,343	9,419
Loss on property and equipment, net	3,082	6,236
Other	778	194
(Benefit) provision for deferred income taxes	(2,118)	11,384
Excess tax benefit from share-based compensation	(2,809)	(2,114)
Net (increase) decrease in:
Receivables, net	(22,325)	7,810
Inventories, net	(185,131)	(12,666)
Other assets	14,229	7,253
Net increase in:
Accounts payable	299,970	84,657
Accrued expenses	78,094	55,688
Other liabilities	3,112	12,460
Net cash provided by operating activities	495,500	433,804
Cash flows from investing activities:
Purchases of property and equipment	(99,327)	(90,837)
Proceeds from sales of property and equipment	104	2,117
Net cash used in investing activities	(99,223)	(88,720)
Cash flows from financing activities:
Increase (decrease) in bank overdrafts	3,099	(20,512)
Increase (decrease) in financed vendor accounts payable	11,350	(57,707)
Issuance of senior unsecured notes	298,761	-
Payment of debt related costs	(4,530)	-
Early extinguishment of debt	(200,000)	-
Borrowings under credit facilities	75,000	173,400
Payments on credit facilities	(75,000)	(349,900)
Payments on note payable	(349)	(340)
Dividends paid	(16,010)	(17,118)
Proceeds from the issuance of common stock, primarily exercise
of stock options	27,142	28,112
Excess tax benefit from share-based compensation	2,809	2,114
Repurchase of common stock	(457,371)	(14,369)
Other	(378)	269
Net cash used in financing activities	(335,477)	(256,051)
Net increase in cash and cash equivalents	60,800	89,033
Cash and cash equivalents, beginning of period	100,018	37,358
Cash and cash equivalents, end of period	$160,818	$126,391

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows - (Continued)
For the Twenty-Eight Week Periods Ended
July 17, 2010 and July 18, 2009
(in thousands)
(unaudited)

	Twenty-Eight Week Periods Ended
	July 17,	July 18,
	2010	2009

Supplemental cash flow information:
Interest paid	$11,698	$12,525
Income tax payments, net	79,330	61,494
Non-cash transactions:
Accrued purchases of property and equipment	10,709	19,265
Changes in other comprehensive income	2,234	1,315

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Twenty-Eight Week Periods Ended July 17, 2010 and July 18, 2009
(in thousands, except per share data)
(unaudited)

1.	Basis of Presentation:

The accompanying condensed consolidated financial statements include the accounts of Advance Auto Parts, Inc. and its wholly owned subsidiaries, or the Company. All significant intercompany balances and transactions have been eliminated in consolidation.

The condensed consolidated balance sheets as of July 17, 2010 and January 2, 2010, the condensed consolidated statements of operations for the twelve and twenty-eight week periods ended July 17, 2010 and July 18, 2009, and the condensed consolidated statements of cash flows for the twenty-eight week periods ended July 17, 2010 and July 18, 2009, have been prepared by the Company. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position of the Company, the results of its operations and cash flows have been made.

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
For the Twelve and Twenty-Eight Week Periods Ended July 17, 2010 and July 18, 2009
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

Inventories are stated at the lower of cost or market. The Company used the LIFO method of accounting for approximately 95% of inventories at both July 17, 2010 and January 2, 2010. Under LIFO, the Company’s cost of sales reflects the costs of the most recently purchased inventories, while the inventory carrying balance represents the costs for inventories purchased in Fiscal 2010 and prior years. The Company’s overall costs to acquire inventory for the same or similar products have generally decreased historically due to the Company’s significant growth. Additionally, the Company’s inventory costs have decreased in recent years as a result of the Company’s execution of merchandise strategies and realization of supply chain efficiencies. As a result of utilizing LIFO, the Company recorded a reduction to cost of sales of $27,239 and $13,475 for the twenty-eight weeks ended July 17, 2010 and July 18, 2009, respectively.

An actual valuation of inventory under the LIFO method is performed by the Company at the end of each fiscal year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must be based on management’s estimates of expected fiscal year-end inventory levels and costs.

Inventory balances at July 17, 2010 and January 2, 2010 were as follows:

	July 17,	January 2,
	2010	2010
Inventories at FIFO, net	$1,692,502	$1,534,610
Adjustments to state inventories at LIFO	124,496	97,257
Inventories at LIFO, net	$1,816,998	$1,631,867

3.	Goodwill and Intangible Assets:

Goodwill

The following table reflects the carrying amount of goodwill pertaining to the Company’s two segments, and the changes in goodwill carrying amounts, for the twenty-eight weeks ended July 17, 2010:

	AAP Segment	AI Segment	Total

Balance at January 2, 2010	$16,093	$18,294	$34,387
Fiscal 2010 activity	-	-	-
Balance at July 17, 2010	$16,093	$18,294	$34,387

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Twenty-Eight Week Periods Ended July 17, 2010 and July 18, 2009
(in thousands, except per share data)
(unaudited)

Intangible Assets Other Than Goodwill

The carrying amount and accumulated amortization of acquired intangible assets as of July 17, 2010 and January 2, 2010 are comprised of the following:

	Acquired intangible assets
			Not Subject
	Subject to Amortization		to Amortization
	Customer		Trademark and	Intangible
	Relationships	Other	Tradenames	Assets, net

Gross:
Gross carrying amount at January 2, 2010	$9,800	$885	$20,550	$31,235
Additions	-	-	-	-
Gross carrying amount at July 17, 2010	$9,800	$885	$20,550	$31,235

Net:
Net carrying amount at January 2, 2010	$5,543	$326	$20,550	$26,419
Additions	-	-	-	-
2010 amortization	517	68	-	585
Net book value at July 17, 2010	$5,026	$258	$20,550	$25,834

Amortization expense for the twelve week periods ended July 17, 2010 and July 18, 2009 was $251 and $274, respectively. Amortization expense for the twenty-eight week periods ended July 17, 2010 and July 18, 2009 was $585 and $646, respectively.

Future Amortization Expense

The table below shows expected amortization expense for the next five years for acquired intangible assets recorded as of July 17, 2010:

Fiscal Year	Amount
Remainder of 2010	$469
2011	967
2012	967
2013	967
2014	967

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Twenty-Eight Week Periods Ended July 17, 2010 and July 18, 2009
(in thousands, except per share data)
(unaudited)

4.	Long-term Debt:

Long-term debt consists of the following:

	July 17, 2010	January 2, 2010
Revolving facility at variable interest rates
due October 2011	$-	$-
Term loan at variable interest rates
(1.31% at January 2, 2010)
due October 2011	-	200,000
5.750% Senior Unsecured Notes
(net of unamortized discount of
$1,239 at July 17, 2010) due May 1, 2020	298,785	-
Other	3,544	4,271
	302,329	204,271
Less: Current portion of long-term debt	(1,075)	(1,344)
Long-term debt, excluding current portion	$301,254	$202,927

Senior Unsecured Notes

On April 29, 2010, the Company sold $300,000 aggregate principal amount of 5.75% senior unsecured notes due May 1, 2020 (the “Notes”) at a public offering price of 99.587% of the principal amount per note. The parent company, or Advance, served as the issuer of the Notes with each of Advance’s domestic subsidiaries serving as a subsidiary guarantor. The underwriting agreement contained customary representations, warranties and agreements of the Company and customary conditions to closing, indemnification rights and obligations of the parties. The terms of the Notes are governed by an indenture and supplemental indenture (collectively the “Indenture”), dated as of April 29, 2010, among the Company, the subsidiary guarantors and Wells Fargo Bank, National Association, as Trustee.

The net proceeds from the offering of the Notes were $294,231, after deducting underwriting discounts and commissions and estimated offering expenses (collectively “deferred financing costs”) payable by the Company. The Company is amortizing the deferred financing costs over the term of the Notes. The Company used the net proceeds from this offering to repay indebtedness outstanding under its revolving credit facility and term loan. Amounts repaid under the Company’s revolving credit facility may be reborrowed from time to time for operational purposes, working capital needs, capital expenditures and other general corporate purposes.

The Notes bear interest at a rate of 5.75% per year payable semi-annually in arrears on May 1 and November 1 of each year, commencing on November 1, 2010. The Company may redeem some or all of the Notes at any time or from time to time, at the redemption price described in the Indenture. In addition, in the event of a Change of Control Triggering Event (as defined in the Indenture), the Company will be required to offer to repurchase the notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest to the repurchase date. The Notes initially will be fully and unconditionally guaranteed, jointly and severally, on an unsubordinated and unsecured basis by each of the subsidiary guarantors. The Company will be permitted to release guarantees without the consent of holders of the Notes under the circumstances described in the Indenture.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Twenty-Eight Week Periods Ended July 17, 2010 and July 18, 2009
(in thousands, except per share data)
(unaudited)

The Indenture contains customary provisions for events of default including for (i) failure to pay principal or interest when due and payable, (ii) failure to comply with covenants or agreements in the Indenture or the Notes and failure to cure or obtain a waiver of such default upon notice, (iii) a default under any debt for money borrowed by the Company or any of its subsidiaries that results in acceleration of the maturity of such debt, or failure to pay any such debt within any applicable grace period after final stated maturity, in an aggregate amount greater than $25,000 without such debt having been discharged or acceleration having been rescinded or annulled within 10 days after receipt by the Company of notice of the default by the Trustee or holders of not less than 25% in aggregate principal amount of the Notes then outstanding, and (iv) events of bankruptcy, insolvency or reorganization affecting the Company and certain of its subsidiaries. In the case of an event of default, the principal amount of the Notes plus accrued and unpaid interest may be accelerated. The Indenture also contains covenants limiting the ability of the Company and its subsidiaries to incur debt secured by liens and to enter into sale and lease-back transactions.

Bank Debt

The Company has a $750,000 unsecured five-year revolving credit facility with the Company’s wholly-owned subsidiary, Advance Stores Company, Incorporated, or Stores, serving as the borrower. The revolving credit facility also provides for the issuance of letters of credit with a sub-limit of $300,000, and swingline loans in an amount not to exceed $50,000. The Company may request, subject to agreement by one or more lenders, that the total revolving commitment be increased by an amount not exceeding $250,000 (up to a total commitment of $1,000,000) during the term of the credit agreement. Voluntary prepayments and voluntary reductions of the revolving balance are permitted in whole or in part, at the Company’s option, in minimum principal amounts as specified in the revolving credit facility. The revolving credit facility matures on October 5, 2011.

As of July 17, 2010, the Company had no amount outstanding under its revolving credit facility, and letters of credit outstanding of $103,980, which reduced the availability under the revolving credit facility to $646,020. (The letters of credit generally have a term of one year or less.) A commitment fee is charged on the unused portion of the revolving credit facility, payable in arrears. The current commitment fee rate is 0.150% per annum.

The interest rate on borrowings under the revolving credit facility is based, at the Company’s option, on an adjusted LIBOR rate, plus a margin, or an alternate base rate, plus a margin. The current margin is 0.625% and 0.0% per annum for the adjusted LIBOR and alternate base rate borrowings, respectively. Under the terms of the revolving credit facility, the interest rate and commitment fee are based on the Company’s credit rating.

On April 29, 2010, the Company fully repaid the outstanding balance under its unsecured four-year term loan with proceeds from the offering of the senior unsecured notes.

Other

As of July 17, 2010, the Company had $3,544 outstanding under an economic development note and other financing arrangements.

Guarantees and Covenants

The Company also amended its revolving credit facility to add each of the Company’s domestic subsidiaries as guarantors. The subsidiary guarantees related to the Company’s revolving credit facility and Notes are full and unconditional and joint and several, and there are no restrictions on the ability of Advance to obtain funds from its subsidiaries. Also, Advance has no independent assets or operations, and the subsidiaries not guaranteeing the revolving credit facility and Notes are minor as defined by the SEC.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Twenty-Eight Week Periods Ended July 17, 2010 and July 18, 2009
(in thousands, except per share data)
(unaudited)

 The Company’s revolving credit facility contains covenants restricting its ability to, among other things:  (1) create, incur or assume additional debt (including hedging arrangements), (2) incur liens or engage in sale-leaseback transactions, (3) make loans and investments, (4) guarantee obligations, (5) engage in certain mergers, acquisitions and asset sales, (6) change the nature of the Company’s business and the business conducted by its subsidiaries and (7) change Advance’s status as a holding company. The Company is also required to comply with financial covenants with respect to a maximum leverage ratio and a minimum consolidated coverage ratio. The Company was in compliance with these covenants at July 17, 2010 and January 2, 2010. The Company’s revolving credit facility also provides for customary events of default, covenant defaults and cross-defaults to its other material indebtedness.

5.	Derivative Instruments and Hedging Activities:

The Company had previously entered into interest rate swap agreements as a hedge to the variable rate interest payments on its bank debt.  Effective April 24, 2010, the Company’s outstanding interest rate swaps no longer qualified for hedge accounting as a result of the Company’s intent to pay off its bank debt with the proceeds from its senior unsecured notes, which were issued on April 29, 2010.  Accordingly, the Company has recorded all subsequent changes in the fair value of the interest rate swaps through earnings and will amortize the previously recorded unrecognized loss in accumulated other comprehensive loss over the remaining life of the swaps which mature in October 2011.  As of July 17, 2010, the Company had interest rate swaps with an aggregate notional value of $275,000 at rates ranging from 4.01% to 4.98%.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the condensed consolidated balance sheet as of July 17, 2010 and January 2, 2010:
	Liability Derivatives
	Balance Sheet Location	Fair Value as of July 17, 2010	Fair Value as of January 2, 2010
Derivatives:
Interest rate swaps	Accrued expenses	$11,502	$10,700
Interest rate swaps	Other long-term liabilities	2,626	6,644
		$14,128	$17,344

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Twenty-Eight Week Periods Ended July 17, 2010 and July 18, 2009
(in thousands, except per share data)
(unaudited)

The table below presents the effect of the Company’s derivative financial instruments on the statement of operations for the twelve and twenty-eight weeks ended July 17, 2010 and July 18, 2009, respectively:
Interest rate swaps	Amount of Gain or (Loss) Recognized in OCI on Derivative, net of tax (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income, net of tax (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative, net of tax (Ineffective Portion and Amount Excluded from Effectiveness Testing)

For the Twelve Weeks Ended July 17, 2010:	$-	Interest expense	$(1,861)	Other (expense) income, net	$(775)

For the Twelve Weeks Ended July 18, 2009:	$605	Interest expense	$(1,463)	Interest expense	$-

For the Twenty-Eight Weeks Ended July 17, 2010:	$597	Interest expense	$(4,096)	Other (expense) income, net	$(664)

For the Twenty-Eight Weeks Ended July 18, 2009:	$1,537	Interest expense	$(3,196)	Interest expense	$-

6.	Fair Value Measurements:

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
For the Twelve and Twenty-Eight Week Periods Ended July 17, 2010 and July 18, 2009
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

The following table sets forth the Company’s financial liabilities that were measured at fair value on a recurring basis as of July 17, 2010 and January 2, 2010:

		Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3

	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs

As of July 17, 2010

Interest rate swaps	$14,128	$-	$14,128	$-

As of January 2, 2010

Interest rate swaps	$17,344	$-	$17,344	$-

The fair values of our interest rate swaps represent the estimated amounts that the Company would receive or pay to terminate the agreements taking into consideration the difference between the contract rate of interest and rates currently quoted for agreements of similar terms and maturities (based on the forward yield curve).

The carrying amount of the Company’s cash and cash equivalents, accounts receivable, bank overdrafts, financed vendor accounts payable, accounts payable, accrued expenses and current portion of long term debt approximate their fair values due to the relatively short term nature of these instruments. As of July 17, 2010, the fair value of the Company’s long-term debt with a carrying value of $301,254 was approximately $312,657.  The fair value of the Company’s senior unsecured notes was determined based on quoted market prices. The Company believes that the carrying value of its other long-term debt approximates fair value.

Non-Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). At July 17, 2010, the Company had no significant non-financial assets or liabilities that had been adjusted to fair value subsequent to initial recognition.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Twenty-Eight Week Periods Ended July 17, 2010 and July 18, 2009
(in thousands, except per share data)
(unaudited)

7.	Stock Repurchase Program:

The Company’s stock repurchase program allows it to repurchase its common stock on the open market or in privately negotiated transactions from time to time in accordance with the requirements of the Securities and Exchange Commission.

During the twelve weeks ended July 17, 2010, the Company repurchased 3,367 shares of its common stock at an aggregate cost of $167,789, or an average price of $49.83 per share, under its $500,000 stock repurchase program, authorized by its Board of Directors on February 16, 2010. During the twenty-eight weeks ended July 17, 2010, the Company repurchased 10,279 shares of its common stock at an aggregate cost of $455,475, or an average price of $44.31 per share, leaving $44,525 remaining under the $500,000 stock repurchase program. The $500,000 stock repurchase program cancelled and replaced the remaining portion of the Company’s previous $250,000 stock repurchase program, which was authorized on May 15, 2008.  On August 10, 2010, our Board of Directors authorized a $300,000 stock repurchase program. This new authorization replaces our $500,000 stock repurchase program.

Additionally, the Company repurchased 3 shares of its common stock at an aggregate cost of $155 in connection with the net settlement of shares issued as a result of the vesting of restricted stock during the twelve weeks ended July 17, 2010.  During the twenty-eight weeks ended July 17, 2010, the Company repurchased 47 shares of its common stock at an aggregate cost of $1,896 in connection with the net settlement of shares issued as a result of the vesting of restricted stock.

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

Certain of the Company’s shares granted to employees in the form of restricted stock are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per share. For the twelve week periods ended July 17, 2010 and July 18, 2009, earnings of $446 and $407, respectively, were allocated to the participating securities. For the twenty-eight week periods ended July 17, 2010 and July 18, 2009, earnings of $983 and $905, respectively, were allocated to the participating securities.

Diluted earnings per share of common stock reflect the weighted-average number of shares of common stock outstanding, outstanding deferred stock units and the impact of outstanding stock options and stock appreciation rights (collectively “share-based awards”). Share-based awards containing performance conditions are included in the dilution impact as those conditions are met. Diluted earnings per share are calculated by including the effect of dilutive securities. Share-based awards to purchase approximately 53 and 52 shares of common stock that had an exercise price in excess of the average market price of the common stock during the twelve week periods ended July 17, 2010 and July 18, 2009, respectively, were not included in the calculation of diluted earnings per share because they are anti-dilutive. Share-based awards to purchase approximately 45 and 1,539 shares of common stock that had an exercise price in excess of the average market price of the common stock during the twenty-eight week periods ended July 17, 2010 and July 18, 2009, respectively, were not included in the calculation of diluted earnings per share because they are anti-dilutive.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Twenty-Eight Week Periods Ended July 17, 2010 and July 18, 2009
(in thousands, except per share data)
(unaudited)

The following table illustrates the computation of basic and diluted earnings per share for the twelve and twenty-eight week periods ended July 17, 2010 and July 18, 2009, respectively:
	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	July 17,	July 18,	July 17,	July 18,
	2010	2009	2010	2009
Numerator
Net income applicable to common shares	$100,911	$80,330	$210,342	$173,915
Participating securities' share in earnings	(446)	(407)	(983)	(905)
Net income applicable to common shares	$100,465	$79,923	$209,359	$173,010
Denominator
Basic weighted average common shares	85,394	94,868	88,433	94,642
Dilutive impact of share-based awards	1,016	877	870	605
Diluted weighted average common shares	86,410	95,745	89,303	95,247

Basic earnings per common share
Net income applicable to common stockholders	$1.18	$0.84	$2.37	$1.83
Diluted earnings per common share
Net income applicable to common stockholders	$1.16	$0.83	$2.34	$1.82

For the twelve and twenty-eight week period ended July 17, 2010, the Company issued 718 and 909 shares, respectively, of common stock as a result of the exercise by employees of vested share-based awards previously granted under the Company’s 2004 Long-Term Incentive Plan and the purchase of shares of common stock by employees under the Company’s Employee Stock Purchase Plan.

9.	Warranty Liabilities:

The following table presents changes in the Company’s warranty reserves:
	July 17, 2010	January 2, 2010
	(28 weeks ended)	(52 weeks ended)

Warranty reserve, beginning of period	$30,387	$28,662
Additions to warranty reserves	19,420	36,440
Reserves utilized	(18,484)	(34,715)

Warranty reserve, end of period	$31,323	$30,387

10.	Postretirement Plan:

The Company provides certain health and life insurance benefits for eligible retired Team Members through a postretirement plan, or Plan. These benefits are subject to deductibles, co-payment provisions and other limitations. The Plan has no assets and is funded on a cash basis as benefits are paid. The Company’s postretirement liability is calculated annually by a third-party actuary. The discount rate utilized at January 2, 2010 was 5.00%, and remained unchanged through the twenty-eight weeks ended July 17, 2010. The Company expects Fiscal 2010 plan contributions to completely offset benefits paid, consistent with Fiscal 2009.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Twenty-Eight Week Periods Ended July 17, 2010 and July 18, 2009
(in thousands, except per share data)
(unaudited)

The Company’s net periodic postretirement benefit cost includes the amortization of a reduction in unrecognized prior service costs as a result of a plan amendment in Fiscal 2004. The components of net periodic postretirement benefit cost for the twelve and twenty-eight weeks ended July 17, 2010, and July 18, 2009, respectively, was as follows:
	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	July 17,	July 18,	July 17,	July 18,
	2010	2009	2010	2009

Interest cost	$78	$105	$181	$245
Amortization of negative prior service cost	(134)	(134)	(313)	(313)
Amortization of unrecognized net gain	(24)	(22)	(55)	(51)
Net periodic postretirement benefit cost	$(80)	$(51)	$(187)	$(119)

11.	Comprehensive Income:

The Company includes in comprehensive income the changes in fair value of the Company’s interest rate swaps and changes in net unrecognized other postretirement benefit costs.

Comprehensive income for the twelve and twenty-eight weeks ended July 17, 2010 and July 18, 2009 was as follows:

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	July 17, 2010	July 18, 2009	July 17, 2010	July 18, 2009

Net income	$100,911	$80,330	$210,342	$173,915
Changes in net unrecognized gain/loss
on derivatives, net of tax	1,861	605	2,458	1,537
Changes in net unrecognized other
postretirement benefit cost, net of tax	(96)	(95)	(224)	(222)
Comprehensive income	$102,676	$80,840	$212,576	$175,230

12.	Segment and Related Information:

The Company has the following two reportable segments: Advance Auto Parts, or AAP, and Autopart International, or AI. The AAP segment is comprised of 3,316 stores as of July 17, 2010 which operated in the United States, Puerto Rico and the Virgin Islands under the trade names “Advance Auto Parts,” “Advance Discount Auto Parts” and “Western Auto.” These stores offer a broad selection of brand name and proprietary automotive replacement parts, accessories and maintenance items for domestic and imported cars and light trucks.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Twenty-Eight Week Periods Ended July 17, 2010 and July 18, 2009
(in thousands, except per share data)
(unaudited)

The AI segment consists solely of the operations of Autopart International, which operates as an independent, wholly-owned subsidiary and operates stores under the “Autopart International” trade name. AI mainly serves the Commercial market from its 181 stores as of July 17, 2010 located in the Northeast, Mid-Atlantic and Southeast regions of the United States. In addition, its North American Sales Division services warehouse distributors and jobbers throughout North America.

The Company evaluates each of its segment’s financial performance based on net sales and operating profit for purposes of allocating resources and assessing performance. The accounting policies of the reportable segments are the same as those used by the Company.

The following table summarizes financial information for each of the Company's business segments for the twelve and twenty-eight weeks ended July 17, 2010 and July 18, 2009, respectively.
	Twelve Week Periods Ended		Twenty-Eight Week Periods Ended
	July 17,	July 18,	July 17,	July 18,
	2010	2009	2010	2009
Net sales
AAP	$1,362,487	$1,274,051	$3,128,056	$2,901,869
AI	59,282	50,784	128,111	108,597
Eliminations (1)	(3,813)	(1,991)	(7,605)	(3,986)
Total net sales	$1,417,956	$1,322,844	$3,248,562	$3,006,480

Income before provision for
income taxes
AAP	$160,388	$126,066	$336,274	$274,574
AI	2,336	3,479	3,190	4,838
Total income before provision for
income taxes	$162,724	$129,545	$339,464	$279,412

Provision for income taxes
AAP	$61,010	$47,880	$128,010	$103,650
AI	803	1,335	1,112	1,847
Total provision for income taxes	$61,813	$49,215	$129,122	$105,497

Segment assets
AAP	$3,128,853	$2,868,005	$3,128,853	$2,868,005
AI	199,874	176,966	199,874	176,966
Total segment assets	$3,328,727	$3,044,971	$3,328,727	$3,044,971

(1)
For the twelve weeks ended July 17, 2010, eliminations represent net sales of $1,579 from AAP to AI and $2,234 from AI to AAP. For the twelve weeks ended July 18, 2009, eliminations represent net sales of $902 from AAP to AI and $1,089 from AI to AAP. For the twenty-eight weeks ended July 17, 2010, eliminations represent net sales of $3,450 from AAP to AI and $4,155 from AI to AAP. For the twenty-eight weeks ended July 18, 2009, eliminations represent net sales of $1,762 from AAP to AI and $2,224 from AI to AAP.

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

Listed below and discussed in our Annual Report on Form 10-K for the year ended January 2, 2010 (filed with the Securities and Exchange Commission, or SEC, on March 2, 2010), which we refer to as our 2009 Form 10-K, are some important risks, uncertainties and contingencies which could cause our actual results, performance or achievements to be materially different from any forward-looking statements made or implied in this report. These include, but are not limited to, the following:

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

Introduction

We are a leading specialty retailer of automotive aftermarket parts, accessories, batteries and maintenance items primarily operating within the United States. Our stores carry an extensive product line for cars, vans, sport utility vehicles and light trucks. We serve both "do-it-yourself," or DIY, and “do-it-for-me,” or Commercial, customers. Our Commercial customers consist of both walk-in and delivery customers. For delivery sales, we utilize our Commercial delivery fleet to deliver product from our store locations to our Commercial customers’ places of business, including independent garages, service stations and auto dealers. At July 17, 2010, we operated a total of 3,497 stores.

We operate in two reportable segments: Advance Auto Parts, or AAP, and Autopart International, Inc., or AI. The AAP segment is comprised of our store operations within the Northeastern, Southeastern and Midwestern regions of the United States, Puerto Rico and the Virgin Islands which operate under the trade names “Advance Auto Parts,” “Advance Discount Auto Parts” and “Western Auto.” At July 17, 2010, we operated 3,316 stores in the AAP segment. Our AAP stores offer a broad selection of brand name and proprietary automotive replacement parts, accessories and maintenance items for domestic and imported cars and light trucks. The AAP segment also includes our e-commerce operations.

The AI segment consists solely of the operations of AI, which operates as an independent, wholly-owned subsidiary. AI’s business primarily serves the Commercial market from its store locations in the Northeast and Mid-Atlantic regions and recent expansion into the Southeast. In addition, its North American Sales Division services warehouse distributors and jobbers throughout North America. At July 17, 2010, we operated 181 stores in the AI segment under the “Autopart International” trade name. For additional information regarding our segments, see Note 12, Segments and Related Information, of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Management Overview

During our twelve and twenty-eight weeks ended July 17, 2010, we produced favorable financial results primarily due to strong comparable store sales growth, increase in our gross profit rate and the repurchase of shares of our common stock resulting in earnings per diluted share, or diluted EPS, of $1.16 and $2.34, respectively. Our diluted EPS for the same periods in Fiscal 2009 was $0.83 and $1.82, respectively. During Fiscal 2009, our diluted EPS for the twelve and twenty-eight weeks ended July 18, 2009 included a $0.06 and $0.10 impact, respectively, resulting from the closure of stores in connection with our store divestiture plan. Our strong earnings and favorable management of our working capital through the second quarter have contributed to a significant increase in operating cash flow that allowed us to invest in business initiatives related to our key strategies and repurchase shares of our common stock.

Second Quarter Highlights

Highlights from our second quarter of Fiscal 2010 include:

Financial Results

•	Total sales during the second quarter of Fiscal 2010 increased 7.2% to $1,418.0 million as compared to the second quarter of Fiscal 2009, primarily driven by a 5.8% increase in comparable store sales.

•	Our gross profit rate increased 111 basis points as compared to the second quarter of Fiscal 2009.

•
Our selling, general and administrative expenses, or SG&A, rate decreased 81 basis points as compared to the second quarter of Fiscal 2009 and 10 basis points when excluding the impact of store divestiture expenses during the second quarter of Fiscal 2009.  This decrease in SG&A was primarily driven by our leverage of occupancy expenses due to strong comparable sales results as well as a deceleration in the targeted investments we’ve been making to support each of our key strategies.

•
We generated operating cash flow of $495.5 million through the second quarter of Fiscal 2010, an increase of 14.2% over the comparable period in Fiscal 2009, and used available cash to repurchase 10.3 million shares of our common stock under our $500 million stock repurchase plan at a cost of $455.5 million during the twenty-eight week period ended July 17, 2010.

Other Developments

•	We issued $300 million of senior unsecured notes with an interest rate of 5.75% due in 2020.

Update on Key Strategies

We continue to make investments in each of our key strategies – Commercial Acceleration, DIY Transformation, Availability Excellence and Superior Experience – with the ultimate focus on our customers and growth in our business. We believe our favorable financial results through the second quarter of Fiscal 2010 are a result of these investments and successful execution of initiatives under our key strategies in addition to the favorable conditions in the automotive aftermarket. In Fiscal 2010 we are narrowing our focus on a select group of customer facing initiatives to ensure our customers have a superior experience with us.

Our comparable store sales results for the second quarter and first half of Fiscal 2010 were comprised of favorable Commercial and DIY sales results.  Our sales results were driven in part by the success of our initiatives under our Commercial Acceleration and DIY Transformation strategies and an improvement in the DIY market.

Our Commercial sales, as a percentage of total sales, increased to approximately 34% for the second quarter of Fiscal 2010 as compared to 31% for the second quarter of Fiscal 2009. As of the end of the second quarter of Fiscal 2010, we had completed investments in additional parts professionals, delivery trucks and drivers in approximately 50% of our AAP stores. Our plan is to extend these investments at a slower pace to the entire store chain over the next two years. Our growth in Commercial is dependent on fully implementing and executing the initiatives we have rolled out over the last two years and developing and maintaining successful relationships with our existing and new customers. If we succeed in these strategies, we anticipate the pace of our growth in Commercial to continue to exceed the pace of DIY growth. Our e-commerce website is also expected to contribute to our Commercial sales as we roll out our business-to-business platform throughout Fiscal 2010. The continued growth in our Commercial sales emphasizes our focus on an integrated service model and our goal of achieving a 50% mix of Commercial and DIY sales.

Our DIY initiatives include the ongoing improvement of our staffing model, rollout of more effective training programs and a number of marketing strategies. We continue to utilize a more targeted marketing approach to better target our highest potential customers and our underserved customers, which has resulted in a more effective use of our advertising spending.  Our re-launched e-commerce website has been operational for three complete fiscal quarters and is beginning to contribute favorably to our DIY sales results.

Both our Commercial and DIY sales have benefitted from our added parts availability and merchandising initiatives under our Availability Excellence strategy. We added many new brands to our parts lineup in Fiscal 2009 and we continue to rollout custom assortments of product in our stores in Fiscal 2010. We continue to complete additions to our supply chain network to increase our ability to get the right product to our customers. As of July 17, 2010, we were supporting multiple deliveries to a majority of our stores from 172 HUB stores and 29 Parts Delivered Quickly, or PDQ®, facilities. Our HUB stores are larger stores that stock a wider selection and greater supply of inventory. In addition to driving sales, we believe our Availability Excellence initiatives are responsible for the continued improvement in our gross profit rate.  Our gross profit rate for the second quarter of Fiscal 2010 increased 111 basis points compared to the second quarter of Fiscal 2009.  We experienced gross profit rate improvements in both parts and non-parts categories resulting from the custom mix availability, price optimization and other merchandising capabilities, including the impact of our growing global sourcing operation.

Automotive Aftermarket Industry

The automotive aftermarket industry has benefitted in 2010 from the economic environment as people are keeping their vehicles longer. Other favorable industry dynamics include:

•	more stable gas prices;
•	increase in miles driven;
•	increase in number and average age of vehicles; and
•	closing of automobile dealerships.

We anticipate miles driven will continue to increase over the long-term future based on historical trends and the increasing number of vehicles on the road.  We believe that the execution of the various initiatives under our key strategies will allow us to continue to increase our share of the total automotive aftermarket with a higher growth potential driven by the less consolidated Commercial market.

Consolidated Operating Results and Key Statistics and Metrics

The following table highlights certain consolidated operating results and key statistics and metrics for the twelve and twenty-eight weeks ended July 17, 2010 and July 18, 2009, respectively, and fiscal years ended January 2, 2010 and January 3, 2009. We use these key statistics and metrics to measure the financial progress of our key strategies.
	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	July 17,	July 18,	July 17,	July 18,
	2010	2009	2010	2009	FY 2009	FY 2008 (1)
Operating Results:
Total net sales (in 000s)	$1,417,956	$1,322,844	$3,248,562	$3,006,480	$5,412,623	$5,142,255
Comparable store sales growth (2)	5.8%	4.8%	6.9%	6.7%	5.3%	1.5%
Gross profit (3)	50.4%	49.3%	50.1%	49.0%	48.9%	46.7%
SG&A	38.3%	39.1%	39.2%	39.3%	40.5%	38.6%
Operating profit (4)	12.1%	10.2%	10.9%	9.7%	8.4%	8.1%
Diluted earnings per share (5)	$1.16	$0.83	$2.34	$1.82	$2.83	$2.49

Key Statistics and Metrics:
Number of stores, end of period	3,497	3,407	3,497	3,407	3,420	3,368
Total store square footage, end of period (in 000s)	25,543	24,920	25,543	24,920	24,973	24,711
Total Team Members, end of period	50,961	49,427	50,961	49,427	48,771	47,853
Average net sales per store (in 000s) (6)(7)	$1,638	$1,600	$1,638	$1,600	$1,595	$1,551
Operating income per store (in 000s) (6)(8)	$149	$129	$149	$129	$134	$125
Gross margin return on inventory (6)(9)	$4.70	$3.86	$4.70	$3.86	$3.98	$3.47

(1)	Fiscal 2008 included 53 weeks.
(2)
Comparable store sales include net sales from our stores and e-commerce website. The change in store sales is calculated based on the change in net sales starting once a store has been open for 13 complete accounting periods (each period represents four weeks). Relocations are included in comparable store sales from the original date of opening. Fiscal 2008 comparable store sales exclude sales from the 53rd week.

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
(7)
Average net sales per store is calculated as net sales divided by the average of the beginning and ending store count for the respective period. Excluding the net sales impact of the 53rd week of Fiscal 2008 of approximately $89.0 million, average net sales per store in the second quarter of Fiscal 2009 and Fiscal 2008 were $1,574 and $1,524, respectively.

(8)
Operating income per store is calculated as operating income divided by the average of beginning and ending total store count for the respective period. Excluding the impact of store divestitures in Fiscal 2009 and the 53rd week results and non-cash inventory adjustment in Fiscal 2008, operating income per store in the second quarter of Fiscal 2010 and second quarter of Fiscal 2009 was $153 and $140, respectively. Operating income per store for Fiscal 2009 was $142 excluding the $26.1 million impact of store divestitures. Excluding the operating income impact of the 53rd week of Fiscal 2008 of approximately $15.8 million and a $37.5 million non-cash inventory adjustment, operating income per store in Fiscal 2008 was $132.

(9)
Gross margin return on inventory is calculated as gross profit divided by an average of beginning and ending inventory, net of accounts payable and financed vendor accounts payable. Excluding the impact of the 53rd week of Fiscal 2008 of approximately $44.1 million and a $37.5 million non-cash inventory adjustment, gross margin return on inventory for the second quarter of Fiscal 2009 and Fiscal 2008 was $3.74 and $3.37, respectively.

Store Development by Segment

UAAP Segment

The following table sets forth information about our AAP stores during the twelve and twenty-eight weeks ended July 17, 2010, including the number of new, closed and relocated stores and stores with Commercial programs that deliver products to our Commercial customers’ place of business. We lease approximately 79% of our AAP stores.

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	July 17, 2010	July 18, 2009	July 17, 2010	July 18, 2009
Number of stores, beginning of period	3,295	3,270	3,264	3,243
New stores	22	16	54	51
Closed stores	(1)	(21)	(2)	(29)
Number of stores, end of period	3,316	3,265	3,316	3,265
Relocated stores	-	-	4	2
Stores with commercial programs	2,968	2,842	2,968	2,842

AI Segment

The following table sets forth information about our AI stores, including the number of new and closed stores, during the twelve and twenty-eight weeks ended July 17, 2010. All of our AI stores have Commercial delivery programs. We lease 100% of our AI stores.

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	July 17, 2010	July 18, 2009	July 17, 2010	July 18, 2009
Number of stores, beginning of period	167	135	156	125
New stores	14	7	25	18
Closed stores	-	-	-	(1)
Number of stores, end of period	181	142	181	142
Relocated stores	-	3	3	4

As previously disclosed in our 2009 Form 10-K, we anticipate adding approximately 110 AAP and 40 AI stores and closing 10 to 15 total stores in Fiscal 2010.

Critical Accounting Policies

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Our discussion and analysis of the financial condition and results of operations are based on these financial statements. The preparation of these financial statements requires the application of accounting policies in addition to certain estimates and judgments by our management. Our estimates and judgments are based on currently available information, historical results and other assumptions we believe are reasonable. Actual results could differ materially from these estimates. During the twelve and twenty-eight weeks ended July 17, 2010, we consistently applied the critical accounting policies discussed in our 2009 Form 10-K. For a complete discussion regarding these critical accounting policies, refer to the 2009 Form 10-K.

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

1BResults of Operations

The following table sets forth certain of our operating data expressed as a percentage of net sales for the periods indicated.
	Twelve Week Periods Ended		Twenty-Eight Week Periods Ended
	(unaudited)		(unaudited)
	July 17,	July 18,	July 17,	July 18,
	2010	2009	2010	2009
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales, including purchasing and
warehousing costs	49.6	50.7	49.9	51.0
Gross profit	50.4	49.3	50.1	49.0
Selling, general and administrative expenses	38.3	39.1	39.2	39.3
Operating income	12.1	10.2	10.9	9.7
Interest expense	(0.5)	(0.4)	(0.4)	(0.4)
Other income (expense), net	(0.1)	0.0	(0.0)	0.0
Provision for income taxes	4.4	3.7	4.0	3.5
Net income	7.1%	6.1%	6.5%	5.8%

Twelve and Twenty-Eight Weeks Ended July 17, 2010 Compared to Twelve and Twenty-Eight Weeks Ended July 18, 2009

Net Sales

Net sales for the twelve weeks ended July 17, 2010 were $1,418.0 million, an increase of $95.1 million, or 7.2%, as compared to net sales for the twelve weeks ended July 18, 2009. This growth was primarily due to an increase in comparable store sales and sales from new AAP and AI stores opened within the last four fiscal quarters.

AAP produced sales of $1,362.5 million, an increase of $88.4 million, or 6.9%, as compared to net sales for the twelve weeks ended July 18, 2009. The AAP comparable store sales increase was driven by an increase in average ticket sales as well as an increase in overall customer traffic. AI produced sales of $59.3 million, an increase of $8.5 million, or 16.7%, as compared to net sales for the twelve weeks ended July 18, 2009.
	Twelve Weeks Ended
	July 17, 2010			July 18, 2009
	AAP	AI	Total	AAP	AI	Total
Comp Store Sales %	6.0%	1.1%	5.8%	4.5%	12.4%	4.8%
Net Stores Opened
in last twelve months	51	39	90	62	20	82

Net sales for the twenty-eight weeks ended July 17, 2010 were $3,248.6 million, an increase of $242.1 million, or 8.1%, as compared to net sales for the twenty-eight weeks ended July 18, 2009. This growth was primarily due to an increase in comparable store sales and sales from new AAP and AI stores opened within the last four fiscal quarters.

AAP produced sales of $3,128.1 million, an increase of $226.2 million, or 7.8%, as compared to net sales for the twenty-eight weeks ended July 18, 2009. The AAP comparable store sales increase was driven by an increase in average ticket sales as well as an increase in overall customer traffic. AI produced sales of $128.1 million, an increase of $19.5 million, or 18.0%, as compared to net sales for the twenty-eight weeks ended July 18, 2009.

	Twenty-Eight Weeks Ended
	July 17, 2010			July 18, 2009
	AAP	AI	Total	AAP	AI	Total
Comp Store Sales %	7.0%	3.6%	6.9%	6.5%	11.5%	6.7%
Net Stores Opened
in last twelve months	51	39	90	62	20	82

Gross Profit

Gross profit for the twelve weeks ended July 17, 2010 was $715.3 million, or 50.4% of net sales, as compared to $652.7 million, or 49.3% of net sales, for the comparable period of last year, or an increase of 111 basis points. This increase in gross profit as a percentage of net sales was driven by improved merchandising and pricing capabilities (such as price optimization), increased inventory levels and resulting supply chain efficiencies, and improved parts availability through our continued rollout of customized product assortments in our stores. We believe the added parts availability has been a primary driver of our increase in parts sales, which generally contribute a higher gross profit. Global sourcing is beginning to drive improvements in our gross profit on accessories.

Gross profit for the twenty-eight weeks ended July 17, 2010 was $1,626.0 million, or 50.1% of net sales, as compared to $1,474.6 million, or 49.0% of net sales, for the comparable period of last year, or an increase of 101 basis points. This increase in gross profit as a percentage of net sales was driven by improved merchandising and pricing capabilities, supply chain efficiencies and improved parts availability.

The impact of LIFO included in the year over year change in our gross profit rate has remained consistent during Fiscal 2010 and has been primarily due to supply chain efficiencies, which resulted from an increase in inventory volume as well as productivity improvements. We have accelerated the growth in our inventory to further support our availability excellence initiatives. Our increase in inventory, along with the other sales and product margin initiatives discussed above, continue to be the key drivers of our overall increase in gross profit rate.

SG&A

SG&A expenses for the twelve weeks ended July 17, 2010 were $543.7 million, or 38.3% of net sales, as compared to $517.9 million, or 39.1% of net sales, for the comparable period of last year, or a decrease of 81 basis points. Exclusive of the 71 basis-point impact of store divestitures in the second quarter of Fiscal 2009, the decrease in SG&A during the second quarter of Fiscal 2010 was 10 basis points. This overall decrease was primarily due to the leverage of our occupancy expenses as a result of our 5.8% comparable store sales increase for the second quarter of Fiscal 2010 and a decelerated pace of incremental spending on our strategic capabilities.

SG&A expenses for the twenty-eight weeks ended July 17, 2010 were $1,272.3 million, or 39.2% of net sales, as compared to $1,182.3 million, or 39.3% of net sales, for the comparable period of last year, or a decrease of 16 basis points. Exclusive of the 50 basis-point impact of store divestitures during the twenty-eight weeks ended July 18, 2009, the increase in SG&A during the twenty-eight weeks ended July 17, 2010 was 34 basis points. This overall increase was primarily due to the annualization of expenses associated with our strategic customer-facing initiatives, such as the added investments in our Commercial program, investment in our e-commerce operations and investment in our global sourcing operations. Partially offsetting this increase in expense as a percentage of sales is the leverage on our occupancy expenses as a result of our 6.9% comparable store sales increase for the twenty-eight week period ended July 17, 2010.

Operating Income

Operating income for the twelve weeks ended July 17, 2010 was $171.6 million, or 12.1% of net sales, as compared to $134.8 million, or 10.2% of net sales, for the comparable period of last year, or an increase of 191 basis points. This increase in operating income, as a percentage of net sales, reflects our ability to increase our sales and gross profit rate while decelerating our rate of incremental SG&A spending from previous quarters.

AAP produced operating income of $169.3 million, or 12.4% of net sales, for the twelve weeks ended July 17, 2010 as compared to $131.3 million, or 10.3% of net sales, for the comparable period of last year. AI generated operating income for the twelve weeks ended July 17, 2010 of $2.3 million as compared to $3.5 million for the comparable period of last year. AI’s operating income decreased primarily due to an acceleration in new store openings and related expenses.

Operating income for the twenty-eight weeks ended July 17, 2010 was $353.8 million, or 10.9% of net sales, as compared to $292.4 million, or 9.7% of net sales, for the comparable period of last year, or an increase of 117 basis points. This increase in operating income, as a percentage of net sales, reflects an increase in sales and gross profit rate partially offset by higher SG&A. The overall increase in SG&A during the twenty-eight weeks ended July 17, 2010 reflects the incremental spending on many of the investments we are making in our business to drive continued improvements in our sales and gross profit rate.  This spending decelerated during the twelve weeks ended July 17, 2010.

AAP produced operating income of $350.6 million, or 11.2% of net sales, for the twenty-eight weeks ended July 17, 2010 as compared to $287.5 million, or 9.9% of net sales, for the comparable period of last year. AI generated operating income for the twenty-eight weeks ended July 17, 2010 of $3.2 million as compared to $4.8 million for the comparable period of last year. AI’s operating income decreased primarily due to an acceleration in new store openings and related expenses.

Interest Expense

Interest expense for the twelve weeks ended July 17, 2010 was $7.2 million, or 0.5% of net sales, as compared to $5.5 million, or 0.4% of net sales, for the comparable period in Fiscal 2009. The increase in interest expense as a percentage of sales is primarily a result of the amortization of unrealized loss on interest rate swaps as a result of our issuance of senior unsecured notes and subsequent repayment of our hedged bank debt near the beginning of the second quarter.

Interest expense for the twenty-eight weeks ended July 17, 2010 was $13.1 million, or 0.4% of net sales, as compared to $13.1 million, or 0.4% of net sales, for the comparable period in Fiscal 2009.

Income Taxes

Income tax expense for the twelve weeks ended July 17, 2010 was $61.8 million, as compared to $49.2 million for the comparable period of Fiscal 2009. Our effective income tax rate was 38.0% for both the twelve weeks ended July 17, 2010 and July 18, 2009.

 Income tax expense for the twenty-eight weeks ended July 17, 2010 was $129.1 million, as compared to $105.5 million for the comparable period of Fiscal 2009. Our effective income tax rate was 38.0% and 37.8% for the twenty-eight weeks ended July 17, 2010 and July 18, 2009, respectively.

Net Income

Net income for the twelve weeks ended July 17, 2010 was $100.9 million, or $1.16 per diluted share, as compared to $80.3 million, or $0.83 per diluted share, for the comparable period of Fiscal 2009. As a percentage of net sales, net income for the twelve weeks ended July 17, 2010 was 7.1%, as compared to 6.1% for the comparable period of Fiscal 2009. The increase in diluted EPS was primarily due to growth in our operating income and the decrease in our average share count as a result of our repurchase of 12.4 million shares of our common stock over the last four fiscal quarters.

Net income for the twenty-eight weeks ended July 17, 2010 was $210.3 million, or $2.34 per diluted share, as compared to $173.9 million, or $1.82 per diluted share, for the comparable period of Fiscal 2009. As a percentage of net sales, net income for the twenty-eight weeks ended July 17, 2010 was 6.5%, as compared to 5.8% for the comparable period of Fiscal 2009. The increase in diluted EPS was primarily due to growth in our operating income and the decrease in our average share count as a result of our repurchase of 12.4 million shares of our common stock over the last four fiscal quarters.

Liquidity and Capital Resources

Overview

Our primary cash requirements to maintain our current operations include payroll and benefits, the purchase of inventory, contractual obligations and capital expenditures as well as the payment of quarterly cash dividends and estimated income taxes. In addition, we have used available funds to repay borrowings under our revolving credit facility and repurchase shares of our common stock under our stock repurchase program. We have funded these requirements primarily through cash generated from operations, supplemented by borrowings under our credit facilities and notes offering as needed. We believe funds generated from our expected results of operations, available cash and cash equivalents, and available borrowings under our revolving credit facility will be sufficient to fund our primary obligations for the next fiscal year.

At July 17, 2010, our cash and cash equivalents balance was $160.8 million, an increase of $60.8 million compared to January 2, 2010 (the end of Fiscal 2009). This increase resulted from additional cash flow from operating activities (including higher net income and our ability to increase accounts payable consistent with our inventory growth) and a net increase in debt partially offset by the repurchases of our common stock. Additional discussion of our cash flow results is set forth in the Analysis of Cash Flows section.

On April 29, 2010, we received approximately $294.2 million in net proceeds from an issuance of 5.75% senior unsecured notes and used the proceeds to repay our outstanding debt under our revolving credit facility and term loan. Additional information regarding our notes offering is included in Note 4 to our condensed consolidated financial statements included in this quarterly report on Form 10-Q.

At July 17, 2010, our outstanding indebtedness was $302.3 million, or $98.1 million higher when compared to January 2, 2010, and consisted of borrowings of $298.8 million under our senior unsecured notes, $2.9 million outstanding on an economic development note and $0.6 million outstanding under other financing arrangements. Additionally, we had $104.0 million in letters of credit outstanding, which reduced our total availability under the revolving credit facility to $646.0 million. The letters of credit serve as collateral for our self-insurance policies and routine purchases of imported merchandise.

Capital Expenditures

Our primary capital requirements have been the funding of our continued store expansion program, including new store openings and store acquisitions, store relocations, maintenance of existing stores, the construction and upgrading of distribution centers, and the development of proprietary information systems and purchased information systems. Our capital expenditures were $99.3 million for the twenty-eight weeks ended July 17, 2010, or $8.5 million more than the twenty-eight weeks ended July 18, 2009. During the twenty-eight weeks ended July 17, 2010, we opened 54 AAP stores and 25 AI stores, remodeled 5 AAP stores and relocated 4 AAP and 3 AI stores.

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

During the twelve weeks ended July 17, 2010, we repurchased 3.4 million shares of common stock at an aggregate cost of $167.8 million, or an average price of $49.83 per share, leaving $44.5 million remaining under our $500 million stock repurchase program, which was authorized by our Board of Directors on February 16, 2010.  During the twenty-eight weeks ended July 17, 2010, we repurchased 10.3 million shares of common stock at an aggregate cost of $455.5 million, or an average price of $44.31 per share. On August 10, 2010, our Board of Directors authorized a $300 million stock repurchase program. This new authorization replaces our $500 million stock repurchase program.

Additionally, we repurchased 3,000 shares of our common stock at an aggregate cost of $0.2 million in connection with the net settlement of shares issued as a result of the vesting of restricted stock during the twelve weeks ended July 17, 2010.  We repurchased 47,000 shares of our common stock at an aggregate cost of $1.9 million in connection with the net settlement of shares issued as a result of the vesting of restricted stock during the twenty-eight weeks ended July 17, 2010. During the twelve and twenty-eight weeks ended July 18, 2009, no shares were repurchased in connection with our restricted stock plan.

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

Dividend

Our Board of Directors has declared quarterly dividends of $0.06 per share to stockholders of record since Fiscal 2006. Subsequent to July 17, 2010, our Board of Directors declared a quarterly dividend of $0.06 per share to be paid on October 8, 2010 to all common stockholders of record as of September 24, 2010.

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

Analysis of Cash Flows

A summary and analysis of our cash flows for the twenty-eight week period ended July 17, 2010 as compared to the twenty-eight week period ended July 18, 2009 is included below.
	Twenty-Eight Week Periods Ended
	July 17, 2010	July 18, 2009

	(in millions)

Cash flows from operating activities	$495.5	$433.8
Cash flows from investing activities	(99.2)	(88.7)
Cash flows from financing activities	(335.5)	(256.1)
Net increase in cash and
cash equivalents	$60.8	$89.0

2BUOperating Activities

For the twenty-eight weeks ended July 17, 2010, net cash provided by operating activities increased $61.7 million to $495.5 million. This net increase in operating cash was driven primarily by:

•	a $36.4 million increase in net income;
•	a $42.8 million increase in cash flows from inventory, net of accounts payable, reflective of our ability to increase accounts payable consistent with our inventory growth;
•	a $13.5 million decrease in deferred income taxes; and
•	a $10.1 million decrease in cash flows resulting from an increase in other working capital primarily due to timing.

Investing Activities

For the twenty-eight weeks ended July 17, 2010, net cash used in investing activities increased by $10.5 million to $99.2 million. The increase in cash used was primarily due to new store development.

3BUFinancing Activities

For the twenty-eight weeks ended July 17, 2010, net cash used in financing activities increased by $79.4 million to $335.5 million. Cash flows from financing activities increased as a result of:

•	a decrease of $270.7 million in net debt repayments, as a result of the issuance of senior unsecured notes partially offset by the payoff of our term loan and revolving credit facility; and
•	a $69.1 million increase in financed vendor accounts payable; and
•	a $23.6 million increase in bank overdrafts primarily due to timing.

Cash flows from financing activities decreased as result of:

•	a $443.0 million increase in the repurchase of common stock under our stock repurchase program.

Long-Term Debt

Senior Unsecured Notes

On April 29, 2010, we sold $300 million aggregate principal amount of 5.75% senior unsecured notes due May 1, 2020 (the “Notes”) at a public offering price of 99.587% of the principal amount per note. We served as the issuer of the Notes with each of our domestic subsidiaries serving as a subsidiary guarantor. The terms of the Notes are governed by an indenture and supplemental indenture (which we refer to collectively as the Indenture), dated as of April 29, 2010, among us, the subsidiary guarantors and Wells Fargo Bank, National Association, as Trustee.

The net proceeds from the offering of the Notes were approximately $294.2 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by us.  We used the net proceeds from this offering to repay indebtedness outstanding under our revolving credit facility and term loan. Amounts repaid under our revolving credit facility may be reborrowed from time to time for operational purposes, working capital needs, capital expenditures and other general corporate purposes.  As of July 17, 2010, we had $298.8 million outstanding under our Notes.

The Notes bear interest at a rate of 5.75% per year payable semi-annually in arrears on May 1 and November 1 of each year, commencing on November 1, 2010. We may redeem some or all of the Notes at any time or from time to time, at the redemption price described in the Indenture. In addition, in the event of a Change of Control Triggering Event (as defined in the Indenture), we will be required to offer to repurchase the notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest to the repurchase date. The Notes initially will be fully and unconditionally guaranteed, jointly and severally, on an unsubordinated and unsecured basis by each of the subsidiary guarantors. We will be permitted to release guarantees without the consent of holders of the Notes under the circumstances described in the Indenture.

The Indenture contains customary provisions for events of default including for (i) failure to pay principal or interest when due and payable, (ii) failure to comply with covenants or agreements in the Indenture or the Notes and failure to cure or obtain a waiver of such default upon notice, (iii) a default under any debt for money borrowed by us or any of our subsidiaries that results in acceleration of the maturity of such debt, or failure to pay any such debt within any applicable grace period after final stated maturity, in an aggregate amount greater than $25.0 million without such debt having been discharged or acceleration having been rescinded or annulled within 10 days after receipt by us of notice of the default by the Trustee or holders of not less than 25% in aggregate principal amount of the Notes then outstanding, and (iv) events of bankruptcy, insolvency or reorganization affecting us and certain of our subsidiaries. In the case of an event of default, the principal amount of the Notes plus accrued and unpaid interest may be accelerated. The Indenture also contains covenants limiting the ability of us and our subsidiaries to incur debt secured by liens and to enter into sale and lease back transactions.

Bank Debt

We have a $750 million unsecured five-year revolving credit facility with our wholly-owned subsidiary, Advance Stores Company, Incorporated, or Stores, serving as the borrower. In connection with the offering of the Notes, we also amended our revolving credit facility to add each of our domestic subsidiaries as guarantors. The subsidiary guarantees related to our revolving credit facility and Notes are full and unconditional and joint and several. The revolving credit facility also provides for the issuance of letters of credit with a sub limit of $300 million, and swingline loans in an amount not to exceed $50 million. We may request, subject to agreement by one or more lenders, that the total revolving commitment be increased by an amount not exceeding $250 million (up to a total commitment of $1 billion) during the term of the credit agreement. Voluntary prepayments and voluntary reductions of the revolving balance are permitted in whole or in part, at our option, in minimum principal amounts as specified in the revolving credit facility. The revolving credit facility matures on October 5, 2011.

As of July 17, 2010, we had no amount outstanding under our revolving credit facility, and letters of credit outstanding of $104.0 million, which reduced the availability under the revolving credit facility to $646.0 million. (The letters of credit generally have a term of one year or less.) A commitment fee is charged on the unused portion of the revolving credit facility, payable in arrears. The current commitment fee rate is 0.150% per annum.

The interest rate on borrowings under the revolving credit facility is based, at our option, on an adjusted LIBOR rate, plus a margin, or an alternate base rate, plus a margin. The current margin is 0.625% and 0.0% per annum for the adjusted LIBOR and alternate base rate borrowings, respectively. Under the terms of the revolving credit facility, the interest rate and commitment fee are based on our credit rating.

As of July 17, 2010, we had fully repaid all amounts which had been outstanding under our unsecured four-year term loan with proceeds from the above mentioned Notes offering.

Other

As of July 17, 2010, we had $3.5 million outstanding under an economic development note and other financing arrangements.

As of July 17, 2010, we had a credit rating from Standard & Poor’s of BBB-, which was increased to investment grade from BB+ on April 26, 2010.  As of July 17, 2010, we had a credit rating from Moody’s Investor Service of Ba1, which was unchanged from January 2, 2010. The current outlooks by Standard & Poor’s and Moody’s are stable and positive, respectively. The current pricing grid used to determine our borrowing rate under our revolving credit facility is based on our credit ratings, irrespective of the rating agencies’ outlooks. If these credit ratings decline, our interest rate on outstanding balances may increase. Conversely, if these credit ratings improve, our interest rate may decrease. In addition, if our credit ratings decline, our access to financing may become more limited.

Guarantees and Covenants

We amended our revolving credit facility to add each of our domestic subsidiaries as guarantors. The subsidiary guarantees related to our revolving credit facility and Notes are full and unconditional and joint and several.

Our revolving credit facility contains covenants restricting our ability to, among other things:  (1) create, incur or assume additional debt (including hedging arrangements), (2) incur liens or engage in sale-leaseback transactions, (3) make loans and investments, (4) guarantee obligations, (5) engage in certain mergers, acquisitions and asset sales, (6) change the nature of our business and the business conducted by our subsidiaries and (7) change our status as a holding company. We are also required to comply with financial covenants with respect to a maximum leverage ratio and a minimum consolidated coverage ratio. We were in compliance with these covenants at July 17, 2010 and January 2, 2010. Our revolving credit facility also provides for customary events of default, covenant defaults and cross-defaults to our other material indebtedness.

Interest Rate Swaps

Effective April 24, 2010, our outstanding interest rate swaps no longer qualified for hedge accounting as a result of our intent to pay off our term loan with the proceeds from the sale of the Notes, which were issued on April 29, 2010.  Accordingly, we have recorded all subsequent changes in the fair value of the interest rate swaps through earnings and will amortize the previously recorded unrecognized loss in accumulated other comprehensive loss over the remaining life of the swaps which mature in October 2011.

Off-Balance-Sheet Arrangements

As of July 17, 2010, we had no off-balance-sheet arrangements as defined in Regulation S-K Item 303 of the

SEC regulations. We include other off-balance-sheet arrangements in our contractual obligations table including operating lease payments, interest payments on our credit facility and letters of credit outstanding.

Contractual Obligations

As of July 17, 2010, there were no material changes to our outstanding contractual obligations as compared to our contractual obligations outstanding as of January 2, 2010 other than the repayment of our bank debt with proceeds from the issuance of senior unsecured notes. The senior unsecured notes mature in 2020.  For information regarding our contractual obligations see “Contractual Obligations” in our 2009 Form 10-K.

Seasonality

Our business is somewhat seasonal in nature, with the highest sales usually occurring in the spring and summer months. In addition, our business can be affected by weather conditions. While unusually heavy precipitation tends to soften sales as elective maintenance is deferred during such periods, extremely hot or cold weather tends to enhance sales by causing automotive parts to fail at an accelerated rate.

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

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

On April 29, 2010, we issued $300 million of senior unsecured notes with an interest rate of 5.75% due in 2020 and repaid $275 million outstanding under our revolving credit facility and term loan with the proceeds from the notes offering. Our revolving credit facility currently remains in place and matures in October 2011. Therefore, we may be exposed to cash flow risk due to changes in LIBOR in the event we borrow under our revolving credit facility.

Historically we have used interest rate swaps to mitigate the impact that movements in LIBOR would have on the interest from our bank debt. As we have paid off our bank debt, these interest rate swaps now present their own exposure to movements in LIBOR.

The table below presents principal cash flows and related weighted average interest rates on our interest rate swaps outstanding at July 17, 2010, by expected maturity dates. The table includes the impact of the anticipated average pay and receive rates of our interest rate swaps through their maturity dates. Expected maturity dates approximate contract terms. Weighted average variable rates are based on implied forward rates in the yield curve at July 17, 2010. Implied forward rates should not be considered a predictor of actual future interest rates.
	Remainder							Fair
	of Fiscal	Fiscal	Fiscal	Fiscal	Fiscal			Market
	2010	2011	2012	2013	2014	Thereafter	Total	Liability
	(dollars in thousands)

Interest rate swaps:

Variable to fixed(1)	$275,000	$275,000	$-	$-	-	-	275,000	$14,128
Weighted average pay rate	4.3%	4.1%	-	-	-	-	4.2%	-
Weighted average receive rate	-	-	-	-	-	-	-	-

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended July 17, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

6BPART II.  OTHER INFORMATION

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth the information with respect to repurchases of our common stock for the quarter ended July 17, 2010 (amounts in thousands, except per share amounts):
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs (2)

April 25, 2010, to May 22, 2010	2	$49.18	-	$212,334
May 23, 2010, to June 19, 2010	2,525	49.74	2,524	86,770
June 20, 2010, to July 17, 2010	843	50.10	843	44,525

Total	3,370	$49.83	3,367	$44,525

(1)
In addition to the shares of common stock we repurchased under our $500 million stock repurchase program, we repurchased 3,000 shares of our common stock at an aggregate cost of $0.2 million in connection with the net settlement of shares issued as a result of the vesting of restricted stock during the twelve weeks ended July 17, 2010.

(2)
All of the above repurchases were made on the open market at prevailing market rates plus related expenses under our stock repurchase program, which authorized the repurchase of up to $500 million in common stock. Our stock repurchase program was authorized by our Board of Directors and publicly announced on February 16, 2010. On August 10, 2010, our Board of Directors authorized a $300 million stock repurchase program which replaced our $500 million stock repurchase program.

ITEM 6.                      EXHIBITS

3.1 (2)	Restated Certificate of Incorporation of Advance Auto Parts, Inc. ("Advance Auto").

3.2 (3)	Amended and Restated Bylaws of Advance Auto (effective August 12, 2009).

4.1 (1)	Indenture, dated as of April 29, 2010, among Advance Auto, each of the Subsidiary Guarantors from time to time party thereto and Wells Fargo Bank, National Association, as Trustee.

4.2 (1)	First Supplemental Indenture, dated April 29, 2010, among Advance Auto, each of the Subsidiary Guarantors from time to time party thereto and Wells Fargo Bank, National Association, as Trustee.

4.3 (1)	Form of 5.75% Note due 2020.

10.1	Credit Agreement dated as of October 5, 2006 among Advance Auto, Advance Stores Company, Incorporated (“Advance Stores”), as borrower, the lenders party hereto and JPMorgan Chase Bank, N.A., as administrative agent.

10.30	Term Loan Credit Agreement dated as of December 4, 2007 among Advance Auto, Advance Stores, as borrower, the lenders party hereto and JPMorgan Chase Bank, N.A., as administrative agent.

10.46	Amendment to the Credit Agreement, dated December 4, 2007, among Advance Stores, Advance Auto, the lenders party hereto and JPMorgan Chase Bank, N.A., as administrative agent.

10.47	Second Amendment to the Credit Agreement, dated April 15, 2010, among Advance Stores, Advance Auto, the lenders party hereto and JPMorgan Chase Bank, N.A., as administrative agent.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS (4)	XBRL Instance Document

101.SCH (4)	XBRL Taxonomy Extension Schema Document

101.CAL (4)	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB (4)	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE (4)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed on April 29, 2010 as an exhibit to Current Report on Form 8-K of Advance Auto.

(2)	Filed on August 16, 2004 as an exhibit to Quarterly Report on Form 10-Q of Advance Auto.
(3)	Filed on August 17, 2009 as an exhibit to Current Report on Form 8-K of Advance Auto.
(4)
In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except to the extent expressly set forth by specific reference in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCE AUTO PARTS, INC.

August 25, 2010	By:	/s/ Michael A. Norona
Michael A. Norona Executive Vice President and Chief Financial Officer

S-1

EXHIBIT INDEX

		Exhibit Description

3.1	(2)	Restated Certificate of Incorporation of Advance Auto.

3.2	(3)	Amended and Restated Bylaws of Advance Auto (effective August 12, 2009).

4.1	(1)	Indenture, dated as of April 29, 2010, among Advance Auto Parts, Inc., each of the Subsidiary Guarantors from time to time party thereto and Wells Fargo Bank, National Association, as Trustee.

4.2	(1)
First Supplemental Indenture, dated as of April 29, 2010, among Advance Auto Parts, Inc., each of the Subsidiary Guarantors from time to time party thereto and Wells Fargo Bank, National Association, as Trustee.

4.3	(1)	Form of 5.750% Note due 2020.

10.1
Credit Agreement dated as of October 5, 2006 among Advance Auto, Advance Stores Company, Incorporated (“Advance Stores”), as borrower, the lenders party hereto and JPMorgan Chase Bank, N.A., as administrative agent.

10.30		Term Loan Credit Agreement dated as of December 4, 2007 among Advance Auto Parts, Inc., Advance Stores, as borrower, the lenders party hereto and JPMorgan Chase Bank, N.A. as administrative agent.

10.46		Amendment to the Credit Agreement, dated December 4, 2007, among Advance Stores, Advance Auto Parts, Inc., the lenders party hereto and JPMorgan Chase Bank, N.A., as administrative agent.

10.47		Second Amendment to the Credit Agreement, dated April 15, 2010, among Advance Stores, Advance Auto Parts, Inc., the lenders party hereto and JPMorgan Chase Bank, N.A., as administrative agent.

31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	(4)	XBRL Instance Document

101.SCH	(4)	XBRL Taxonomy Extension Schema Document

101.CAL	(4)	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	(4)	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	(4)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed on April 29, 2010 as an exhibit to Current Report on Form 8-K of Advance Auto.
(2)	Filed on August 16, 2004 as an exhibit to Quarterly Report on Form 10-Q of Advance Auto.
(3)	Filed on August 17, 2009 as an exhibit to Current Report on Form 8-K of Advance Auto.
(4)
In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except to the extent expressly set forth by specific reference in such filing.