Form 10-Q
period 2010-10-09
ADVANCE AUTO PARTS INC
filed 2010-11-17
CIK 1158449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 9, 2010
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

As of November 15, 2010, the registrant had outstanding 84,052,980 shares of Common Stock, par value $0.0001 per share (the only class of common stock of the registrant outstanding).

i

PART I.  FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
October 9, 2010 and January 2, 2010
(in thousands, except per share data)
(unaudited)

	October 9,	January 2,
Assets	2010	2010

Current assets:
Cash and cash equivalents	$194,502	$100,018
Receivables, net	115,731	92,560
Inventories, net	1,839,498	1,631,867
Other current assets	51,931	63,173
Total current assets	2,201,662	1,887,618
Property and equipment, net of accumulated depreciation of
$906,296 and $914,045	1,104,380	1,100,338
Assets held for sale	1,472	1,492
Goodwill	34,387	34,387
Intangible assets, net	25,583	26,419
Other assets, net	26,841	22,709
	$3,394,325	$3,072,963
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$1,176	$1,344
Financed vendor accounts payable	50,310	32,092
Accounts payable	1,255,608	966,274
Accrued expenses	429,262	393,060
Other current liabilities	91,508	73,257
Total current liabilities	1,827,864	1,466,027
Long-term debt	301,043	202,927
Other long-term liabilities	123,380	121,644
Commitments and contingencies
Stockholders' equity:
Preferred stock, nonvoting, $0.0001 par value,
10,000 shares authorized; no shares issued or outstanding	-	-
Common stock, voting, $0.0001 par value, 200,000 shares authorized;
105,351 shares issued and 84,016 outstanding at October 9, 2010
and 104,251 shares issued and 93,623 outstanding at January 2, 2010	11	10
Additional paid-in capital	443,595	392,962
Treasury stock, at cost, 21,335 and 10,628 shares	(869,256)	(391,176)
Accumulated other comprehensive loss	(2,080)	(6,699)
Retained earnings	1,569,768	1,287,268
Total stockholders' equity	1,142,038	1,282,365
	$3,394,325	$3,072,963

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
For the Twelve and Forty Week Periods Ended
October 9, 2010 and October 10, 2009
(in thousands, except per share data)
(unaudited)
	Twelve Week Periods Ended		Forty Week Periods Ended
	October 9,	October 10,	October 9,	October 10,
	2010	2009	2010	2009

Net sales	$1,406,511	$1,262,576	$4,655,073	$4,269,056
Cost of sales, including purchasing and warehousing costs	698,726	641,117	2,321,243	2,172,959
Gross profit	707,785	621,459	2,333,830	2,096,097
Selling, general and administrative expenses	560,563	516,604	1,832,834	1,698,885
Operating income	147,222	104,855	500,996	397,212
Other, net:
Interest expense	(7,002)	(5,339)	(20,134)	(18,430)
Other (expense) income, net	(293)	487	(1,471)	633
Total other, net	(7,295)	(4,852)	(21,605)	(17,797)
Income before provision for income taxes	139,927	100,003	479,391	379,415
Provision for income taxes	52,329	38,024	181,451	143,521
Net income	$87,598	$61,979	$297,940	$235,894

Basic earnings per share	$1.04	$0.65	$3.41	$2.48

Diluted earnings per share	$1.03	$0.65	$3.37	$2.46

Average common shares outstanding	83,695	94,656	87,011	94,647

Average common shares outstanding - assuming dilution	84,802	95,474	87,953	95,325

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the Forty Week Periods Ended
October 9, 2010 and October 10, 2009
(in thousands)
(unaudited)

	Forty Week Periods Ended
	October 9,	October 10,
	2010	2009
Cash flows from operating activities:
Net income	$297,940	$235,894
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	125,441	114,856
Share-based compensation	15,741	13,446
Loss on property and equipment, net	4,782	7,979
Other	938	277
Provision for deferred income taxes	25,526	56,013
Excess tax benefit from share-based compensation	(3,965)	(2,531)
Net (increase) decrease in:
Receivables, net	(23,171)	4,210
Inventories, net	(207,631)	(33,979)
Other assets	10,790	4,988
Net increase in:
Accounts payable	289,334	168,362
Accrued expenses	58,164	43,576
Other liabilities	2,605	15,359
Net cash provided by operating activities	596,494	628,450
Cash flows from investing activities:
Purchases of property and equipment	(147,158)	(132,622)
Proceeds from sales of property and equipment	197	2,565
Net cash used in investing activities	(146,961)	(130,057)
Cash flows from financing activities:
Decrease in bank overdrafts	(4,620)	(20,565)
Increase (decrease) in financed vendor accounts payable	18,218	(84,433)
Issuance of senior unsecured notes	298,761	-
Payment of debt related costs	(4,572)	-
Early extinguishment of debt	(200,000)	-
Borrowings under credit facilities	75,000	173,400
Payments on credit facilities	(75,000)	(349,900)
Payments on note payable	(525)	(512)
Dividends paid	(21,027)	(22,772)
Proceeds from the issuance of common stock, primarily exercise
of stock options	33,160	31,978
Excess tax benefit from share-based compensation	3,965	2,531
Repurchase of common stock	(478,080)	(49,567)
Other	(329)	304
Net cash used in financing activities	(355,049)	(319,536)
Net increase in cash and cash equivalents	94,484	178,857
Cash and cash equivalents, beginning of period	100,018	37,358
Cash and cash equivalents, end of period	$194,502	$216,215

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows - (Continued)
For the Forty Week Periods Ended
October 9, 2010 and October 10, 2009
(in thousands)
(unaudited)

	Forty Week Periods Ended
	October 9,	October 10,
	2010	2009

Supplemental cash flow information:
Interest paid	$15,090	$17,868
Income tax payments, net	136,379	98,551
Non-cash transactions:
Accrued purchases of property and equipment	12,343	19,488
Changes in other comprehensive income	4,619	1,403

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 9, 2010 and October 10, 2009
(in thousands, except per share data)
(unaudited)

1.	Basis of Presentation:

The accompanying condensed consolidated financial statements include the accounts of Advance Auto Parts, Inc. and its wholly owned subsidiaries, or the Company. All significant intercompany balances and transactions have been eliminated in consolidation.

The condensed consolidated balance sheets as of October 9, 2010 and January 2, 2010, the condensed consolidated statements of operations for the twelve and forty week periods ended October 9, 2010 and October 10, 2009, and the condensed consolidated statements of cash flows for the forty week periods ended October 9, 2010 and October 10, 2009, have been prepared by the Company. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position of the Company, the results of its operations and cash flows have been made.

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
For the Twelve and Forty Week Periods Ended October 9, 2010 and October 10, 2009
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

Inventories are stated at the lower of cost or market. The Company used the LIFO method of accounting for approximately 95% of inventories at both October 9, 2010 and January 2, 2010. Under LIFO, the Company’s cost of sales reflects the costs of the most recently purchased inventories, while the inventory carrying balance represents the costs for inventories purchased in Fiscal 2010 and prior years. The Company’s overall costs to acquire inventory for the same or similar products have generally decreased historically as the Company has been able to leverage its continued growth. Additionally, the Company’s inventory costs have decreased in recent years as a result of the Company’s execution of merchandise strategies and realization of supply chain efficiencies. As a result of utilizing LIFO, the Company recorded a reduction to cost of sales of $33,408 and $16,577 for the forty weeks ended October 9, 2010 and October 10, 2009, respectively.

An actual valuation of inventory under the LIFO method is performed by the Company at the end of each fiscal year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected fiscal year-end inventory levels and costs.

Inventory balances at October 9, 2010 and January 2, 2010 were as follows:

	October 9,	January 2,
	2010	2010
Inventories at FIFO, net	$1,708,833	$1,534,610
Adjustments to state inventories at LIFO	130,665	97,257
Inventories at LIFO, net	$1,839,498	$1,631,867

3.	Goodwill and Intangible Assets:

Goodwill

The following table reflects the carrying amount of goodwill pertaining to the Company’s two segments, and the changes in goodwill carrying amounts, for the forty weeks ended October 9, 2010:

	AAP Segment	AI Segment	Total

Balance at January 2, 2010	$16,093	$18,294	$34,387
Fiscal 2010 activity	-	-	-
Balance at October 9, 2010	$16,093	$18,294	$34,387

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 9, 2010 and October 10, 2009
(in thousands, except per share data)
(unaudited)

Intangible Assets Other Than Goodwill

The gross and net carrying amounts of acquired intangible assets as of October 9, 2010 and January 2, 2010 are comprised of the following:

	Acquired intangible assets
			Not Subject
	Subject to Amortization		to Amortization
	Customer		Trademark and	Intangible
	Relationships	Other	Tradenames	Assets, net

Gross:
Gross carrying amount at January 2, 2010	$9,800	$885	$20,550	$31,235
Additions	-	-	-	-
Gross carrying amount at October 9, 2010	$9,800	$885	$20,550	$31,235

Net:
Net carrying amount at January 2, 2010	$5,543	$326	$20,550	$26,419
Additions	-	-	-	-
2010 amortization	738	98	-	836
Net book value at October 9, 2010	$4,805	$228	$20,550	$25,583

Amortization expense for each of the twelve week periods ended October 9, 2010 and October 10, 2009 was $251. Amortization expense for the forty week periods ended October 9, 2010 and October 10, 2009 was $836 and $897, respectively.

Future Amortization Expense

The table below shows expected amortization expense for the next five years for acquired intangible assets recorded as of October 9, 2010:

Fiscal Year	Amount
Remainder of 2010	$218
2011	967
2012	967
2013	967
2014	967

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 9, 2010 and October 10, 2009
(in thousands, except per share data)
(unaudited)

4.	Long-term Debt:

Long-term debt consists of the following:

	October 9, 2010	January 2, 2010
Revolving facility at variable interest rates
due October 2011	$-	$-
Term loan at variable interest rates
(1.31% at January 2, 2010)
repaid April 2011 (1)	-	200,000
5.750% Senior Unsecured Notes
(net of unamortized discount of
$1,198 at October 9, 2010) due May 1, 2020	298,802	-
Other	3,417	4,271
	302,219	204,271
Less: Current portion of long-term debt	(1,176)	(1,344)
Long-term debt, excluding current portion	$301,043	$202,927

(1) The original maturity of the Term loan was October 2011.

Senior Unsecured Notes

On April 29, 2010, the Company sold $300,000 aggregate principal amount of 5.75% senior unsecured notes due May 1, 2020, or the Notes, at a public offering price of 99.587% of the principal amount per note. The parent company, or Advance, served as the issuer of the Notes with each of Advance’s domestic subsidiaries serving as a subsidiary guarantor. The terms of the Notes are governed by an indenture and supplemental indenture (collectively the “Indenture”), dated as of April 29, 2010, among the Company, the subsidiary guarantors and Wells Fargo Bank, National Association, as Trustee.

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

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 9, 2010 and October 10, 2009
(in thousands, except per share data)
(unaudited)

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

Bank Debt

The Company has a $750,000 unsecured five-year revolving credit facility with Advance’s wholly-owned subsidiary, Advance Stores Company, Incorporated, or Stores, serving as the borrower. The revolving credit facility also provides for the issuance of letters of credit with a sub-limit of $300,000, and swingline loans in an amount not to exceed $50,000. The Company may request, subject to agreement by one or more lenders, that the total revolving commitment be increased by an amount not exceeding $250,000 (up to a total commitment of $1,000,000) during the term of the credit agreement. Voluntary prepayments and voluntary reductions of the revolving balance are permitted in whole or in part, at the Company’s option, in minimum principal amounts as specified in the revolving credit facility. The revolving credit facility matures on October 5, 2011.

As of October 9, 2010, the Company had no amount outstanding under its revolving credit facility, and letters of credit outstanding of $103,561, which reduced the availability under the revolving credit facility to $646,439. (The letters of credit generally have a term of one year or less.) A commitment fee is charged on the unused portion of the revolving credit facility, payable in arrears. The current commitment fee rate is 0.150% per annum.

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

Other

As of October 9, 2010, the Company had $3,417 outstanding under an economic development note and other financing arrangements.

Guarantees and Covenants

In connection with the offering of the Notes, the Company amended its revolving credit facility to add each of the Company’s domestic subsidiaries as guarantors. The subsidiary guarantees related to the Company’s revolving credit facility and Notes are full and unconditional and joint and several, and there are no restrictions on the ability of Advance to obtain funds from its subsidiaries. Also, Advance has no independent assets or operations, and the subsidiaries not guaranteeing the revolving credit facility and Notes are minor as defined by the SEC.

 The Company’s revolving credit facility contains covenants restricting its ability to, among other things:  (1) create, incur or assume additional debt (including hedging arrangements), (2) incur liens or engage in sale-leaseback transactions, (3) make loans and investments, (4) guarantee obligations, (5) engage in certain mergers, acquisitions and asset sales, (6) change the nature of the Company’s business and the business conducted by its subsidiaries and (7) change Advance’s status as a holding company. The Company is also required to comply with financial

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 9, 2010 and October 10, 2009
(in thousands, except per share data)
(unaudited)

covenants with respect to a maximum leverage ratio and a minimum consolidated coverage ratio. The Company was in compliance with these covenants at October 9, 2010 and January 2, 2010. The Company’s revolving credit facility also provides for customary events of default, covenant defaults and cross-defaults to its other material indebtedness.

5.	Derivative Instruments and Hedging Activities:

The Company had previously entered into interest rate swap agreements as a hedge to the variable rate interest payments on its bank debt.  Effective April 24, 2010, the Company’s outstanding interest rate swaps no longer qualified for hedge accounting as a result of the Company’s intent to pay off its bank debt with the proceeds from the offering of the Notes. Accordingly, the Company has recorded all subsequent changes in the fair value of the interest rate swaps through earnings and will amortize the previously recorded unrecognized loss in accumulated other comprehensive loss over the remaining life of the swaps which mature in October 2011.  As of October 9, 2010, the Company had interest rate swaps with an aggregate notional value of $275,000 at rates ranging from 4.01% to 4.98%.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the condensed consolidated balance sheet as of October 9, 2010 and January 2, 2010:

	Liability Derivatives
	Balance Sheet Location	Fair Value as of October 9, 2010	Fair Value as of January 2, 2010
Derivatives:
Interest rate swaps	Accrued expenses	$12,281	$10,700
Interest rate swaps	Other long-term liabilities	-	6,644
		$12,281	$17,344

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 9, 2010 and October 10, 2009
(in thousands, except per share data)
(unaudited)

The table below presents the effect of the Company’s derivative financial instruments on the statement of operations for the twelve and forty weeks ended October 9, 2010 and October 10, 2009, respectively:

Interest rate swaps	Amount of Gain or (Loss) Recognized in OCI on Derivative, net of tax (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income, net of tax (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative, net of tax (Ineffective Portion and Amount Excluded from Effectiveness Testing)

For the Twelve Weeks Ended October 9, 2010:	$-	Interest expense	$(2,481)	Other (expense) income, net	$(552)

For the Twelve Weeks Ended October 10, 2009:	$183	Interest expense	$(1,660)	Interest expense	$-

For the Forty Weeks Ended October 9, 2010:	$597	Interest expense	$(6,577)	Other (expense) income, net	$(1,216)

For the Forty Weeks Ended October 10, 2009:	$1,720	Interest expense	$(4,856)	Interest expense	$-

6.	Fair Value Measurements:

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
For the Twelve and Forty Week Periods Ended October 9, 2010 and October 10, 2009
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

The following table sets forth the Company’s financial liabilities that were measured at fair value on a recurring basis as of October 9, 2010 and January 2, 2010:
		Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3

	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs

As of October 9, 2010

Interest rate swaps	$12,281	$-	$12,281	$-

As of January 2, 2010

Interest rate swaps	$17,344	$-	$17,344	$-

The fair values of our interest rate swaps represent the estimated amounts that the Company would receive or pay to terminate the agreements taking into consideration the difference between the contract rate of interest and rates currently quoted for agreements of similar terms and maturities (based on the forward yield curve).

The carrying amount of the Company’s cash and cash equivalents, accounts receivable, bank overdrafts, financed vendor accounts payable, accounts payable, accrued expenses and current portion of long term debt approximate their fair values due to the relatively short term nature of these instruments. As of October 9, 2010, the fair value of the Company’s long-term debt with a carrying value of $301,043 was approximately $337,221. The fair value of the Company’s senior unsecured notes was determined based on quoted market prices. The Company believes that the carrying value of its other long-term debt and certain long-term liabilities approximate fair value.

Non-Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). At October 9, 2010, the Company had no significant non-financial assets or liabilities that had been adjusted to fair value subsequent to initial recognition.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 9, 2010 and October 10, 2009
(in thousands, except per share data)
(unaudited)

7.	Stock Repurchase Program:

The Company’s stock repurchase program allows it to repurchase its common stock on the open market or in privately negotiated transactions from time to time in accordance with the requirements of the SEC.

During the twelve weeks ended October 9, 2010, the Company repurchased 381 shares of its common stock at an aggregate cost of $20,664, or an average price of $54.18 per share, under its $300,000 stock repurchase program, authorized by its Board of Directors on August 10, 2010. During the forty weeks ended October 9, 2010, the Company repurchased 10,660 shares of its common stock at an aggregate cost of $476,140 or an average price of $44.66 per share. The Company has $279,336 remaining under the $300,000 stock repurchase program which cancelled and replaced the remaining portion of the Company’s previous $500,000 stock repurchase program.

Additionally, the Company repurchased one share of its common stock at an aggregate cost of $44 in connection with the net settlement of shares issued as a result of the vesting of restricted stock during the twelve weeks ended October 9, 2010.  During the forty weeks ended October 9, 2010, the Company repurchased 47 shares of its common stock at an aggregate cost of $1,940 in connection with the net settlement of shares issued as a result of the vesting of restricted stock.

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

Certain of the Company’s shares granted to employees in the form of restricted stock are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per share. For the twelve week periods ended October 9, 2010 and October 10, 2009, earnings of $386 and $309, respectively, were allocated to the participating securities. For the forty week periods ended October 9, 2010 and October 10, 2009, earnings of $1,369 and $1,214, respectively, were allocated to the participating securities.

Diluted earnings per share of common stock reflect the weighted-average number of shares of common stock outstanding, outstanding deferred stock units and the impact of outstanding stock options and stock appreciation rights (collectively “share-based awards”). Share-based awards containing performance conditions are included in the dilution impact as those conditions are met. Diluted earnings per share are calculated by including the effect of dilutive securities. Share-based awards to purchase approximately 7 and 64 shares of common stock that had an exercise price in excess of the average market price of the common stock during the twelve week periods ended October 9, 2010 and October 10, 2009, respectively, were not included in the calculation of diluted earnings per share because they are anti-dilutive. Share-based awards to purchase approximately 48 and 1,097 shares of common stock that had an exercise price in excess of the average market price of the common stock during the forty week periods ended October 9, 2010 and October 10, 2009, respectively, were not included in the calculation of diluted earnings per share because they are anti-dilutive.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 9, 2010 and October 10, 2009
(in thousands, except per share data)
(unaudited)

The following table illustrates the computation of basic and diluted earnings per share for the twelve and forty week periods ended October 9, 2010 and October 10, 2009, respectively:

	Twelve Weeks Ended		Forty Weeks Ended
	October 9,	October 10,	October 9,	October 10,
	2010	2009	2010	2009
Numerator
Net income applicable to common shares	$87,598	$61,979	$297,940	$235,894
Participating securities' share in earnings	(386)	(309)	(1,369)	(1,214)
Net income applicable to common shares	$87,212	$61,670	$296,571	$234,680
Denominator
Basic weighted average common shares	83,695	94,656	87,011	94,647
Dilutive impact of share-based awards	1,107	818	942	678
Diluted weighted average common shares	84,802	95,474	87,953	95,325

Basic earnings per common share
Net income applicable to common stockholders	$1.04	$0.65	$3.41	$2.48
Diluted earnings per common share
Net income applicable to common stockholders	$1.03	$0.65	$3.37	$2.46

For the twelve and forty week period ended October 9, 2010, the Company issued 200 and 1,109 shares, respectively, of common stock as a result of the exercise by employees of vested share-based awards previously granted under the Company’s 2004 Long-Term Incentive Plan and the purchase of shares of common stock by employees under the Company’s Employee Stock Purchase Plan.

9.	Warranty Liabilities:

The following table presents changes in the Company’s warranty reserves:

	October 9, 2010	January 2, 2010
	(40 weeks ended)	(52 weeks ended)

Warranty reserve, beginning of period	$30,387	$28,662
Additions to warranty reserves	31,533	36,440
Reserves utilized	(28,260)	(34,715)

Warranty reserve, end of period	$33,660	$30,387

The Company’s warranty liabilities are included in Accrued Expenses in its condensed consolidated financial balance sheets.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 9, 2010 and October 10, 2009
(in thousands, except per share data)
(unaudited)

10.	Postretirement Plan:

The Company provides certain health and life insurance benefits for eligible retired Team Members through a postretirement plan, or the Plan. These benefits are subject to deductibles, co-payment provisions and other limitations. The Plan has no assets and is funded on a cash basis as benefits are paid. The Company’s postretirement liability is calculated annually by a third-party actuary. The discount rate utilized at January 2, 2010 was 5.00%, and remained unchanged through the forty weeks ended October 9, 2010. The Company expects Fiscal 2010 plan contributions to completely offset benefits paid, consistent with Fiscal 2009. The Company’s postretirement liability was $6,981 and $7,112 as of October 9, 2010 and January 2, 2010, respectively.

The Company’s net periodic postretirement benefit cost includes the amortization of a reduction in unrecognized prior service costs as a result of a plan amendment in Fiscal 2004. The components of net periodic postretirement benefit cost for the twelve and forty weeks ended October 9, 2010, and October 10, 2009, respectively, was as follows:

	Twelve Weeks Ended		Forty Weeks Ended
	October 9,	October 10,	October 9,	October 10,
	2010	2009	2010	2009

Interest cost	$78	$105	$259	$351
Amortization of negative prior service cost	(134)	(134)	(447)	(447)
Amortization of unrecognized net gain	(24)	(22)	(79)	(74)
Net periodic postretirement benefit cost	$(80)	$(51)	$(267)	$(170)

11.	Comprehensive Income:

The Company includes in comprehensive income the changes in fair value of the Company’s interest rate swaps and changes in net unrecognized other postretirement benefit costs.

Comprehensive income for the twelve and forty weeks ended October 9, 2010 and October 10, 2009 was as follows:
	Twelve Weeks Ended		Forty Weeks Ended
	October 9, 2010	October 10, 2009	October 9, 2010	October 10, 2009

Net income	$87,598	$61,979	$297,940	$235,894
Changes in net unrecognized gain/loss
on derivatives, net of tax	2,481	183	4,939	1,720
Changes in net unrecognized other
postretirement benefit cost, net of tax	(96)	(95)	(320)	(317)
Comprehensive income	$89,983	$62,067	$302,559	$237,297

12.	Segment and Related Information:

The Company has the following two reportable segments: Advance Auto Parts, or AAP, and Autopart International, or AI. The AAP segment is comprised of 3,349 stores as of October 9, 2010 which operated in the United States, Puerto Rico and the Virgin Islands under the trade names “Advance Auto Parts,” “Advance Discount

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 9, 2010 and October 10, 2009
(in thousands, except per share data)
(unaudited)

Auto Parts” and “Western Auto.” These stores offer a broad selection of brand name and proprietary automotive replacement parts, accessories and maintenance items for domestic and imported cars and light trucks.

The AI segment consists solely of the operations of Autopart International, which operates as an independent, wholly-owned subsidiary and operates stores under the “Autopart International” trade name. AI mainly serves the Commercial market from its 191 stores as of October 9, 2010 located in the Northeast, Mid-Atlantic and Southeast regions of the United States. In addition, its North American Sales Division services warehouse distributors and jobbers throughout North America.

The Company has defined its segments based on information that is provided to the Company’s Chief Operating Decision Maker to evaluate the segment’s financial performance, based on net sales and operating profit, and for the purpose of allocating resources to the segments.  The accounting policies of the reportable segments are the same as those used by the Company.

The following table summarizes financial information for each of the Company's business segments for the twelve and forty weeks ended October 9, 2010 and October 10, 2009, respectively.
	Twelve Week Periods Ended		Forty Week Periods Ended
	October 9,	October 10,	October 9,	October 10,
	2010	2009	2010	2009
Net sales
AAP	$1,346,581	$1,213,422	$4,474,637	$4,115,291
AI	63,517	51,332	191,628	159,929
Eliminations (1)	(3,587)	(2,178)	(11,192)	(6,164)
Total net sales	$1,406,511	$1,262,576	$4,655,073	$4,269,056

Income before provision for
income taxes
AAP	$137,574	$96,239	$473,848	$370,813
AI	2,353	3,764	5,543	8,602
Total income before provision for
income taxes	$139,927	$100,003	$479,391	$379,415

Provision for income taxes
AAP	$51,386	$36,627	$179,396	$140,277
AI	943	1,397	2,055	3,244
Total provision for income taxes	$52,329	$38,024	$181,451	$143,521

Segment assets
AAP	$3,184,812	$2,871,712	$3,184,812	$2,871,712
AI	209,513	173,259	209,513	173,259
Total segment assets	$3,394,325	$3,044,971	$3,394,325	$3,044,971

(1)
For the twelve weeks ended October 9, 2010, eliminations represented net sales of $1,703 from AAP to AI and $1,884 from AI to AAP. For the twelve weeks ended October 10, 2009, eliminations represented net sales of $993 from AAP to AI and $1,185 from AI to AAP. For the forty weeks ended October 9, 2010, eliminations represented net sales of $5,153 from AAP to AI and $6,039 from AI to AAP. For the forty weeks ended October 10, 2009, eliminations represented net sales of $2,755 from AAP to AI and $3,409 from AI to AAP.

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

Introduction

We are a leading specialty retailer of automotive aftermarket parts, accessories, batteries and maintenance items primarily operating within the United States. Our stores carry an extensive product line for cars, vans, sport utility vehicles and light trucks. We serve both "do-it-yourself," or DIY, and “do-it-for-me,” or Commercial, customers. Our Commercial customers consist primarily of delivery customers for whom we deliver product from our store locations to our Commercial customers’ places of business, including independent garages, service stations and auto dealers. At October 9, 2010, we operated a total of 3,540 stores.

We operate in two reportable segments: Advance Auto Parts, or AAP, and Autopart International, Inc., or AI. The AAP segment is comprised of our store operations within the Northeastern, Southeastern and Midwestern regions of the United States, Puerto Rico and the Virgin Islands which operate under the trade names “Advance Auto Parts,” “Advance Discount Auto Parts” and “Western Auto.” At October 9, 2010, we operated 3,349 stores in the AAP segment. Our AAP stores offer a broad selection of brand name and proprietary automotive replacement parts, accessories and maintenance items for domestic and imported cars and light trucks. The AAP segment also includes our e-commerce operations.

The AI segment consists solely of the operations of AI, which operates as an independent, wholly-owned subsidiary. AI’s business primarily serves the Commercial market from its store locations in the Northeast, Mid-Atlantic and expanding Southeast regions. In addition, its North American Sales Division services warehouse distributors and jobbers throughout North America. At October 9, 2010, we operated 191 stores in the AI segment under the “Autopart International” trade name. For additional information regarding our segments, see Note 12, Segments and Related Information, of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Management Overview

During our twelve and forty weeks ended October 9, 2010, we produced positive financial results primarily due to strong comparable store sales growth, an increase in our gross profit rate and the repurchase of shares of our common stock resulting in earnings per diluted share, or diluted EPS, of $1.03 and $3.37, respectively. Our diluted EPS for the same periods in Fiscal 2009 was $0.65 and $2.46, respectively. During Fiscal 2009, our diluted EPS for the twelve and forty weeks ended October 10, 2009 included a $0.04 and $0.15 impact, respectively, resulting from the closure of stores in connection with our store divestiture plan. Our strong earnings and favorable management of our working capital through the third quarter have generated operating cash flow that allowed us to invest in business initiatives related to our key strategies and repurchase shares of our common stock.

Third Quarter Highlights

Highlights from our third quarter of Fiscal 2010 include:

•	Total sales during the third quarter of Fiscal 2010 increased 11.4% to $1,406.5 million as compared to the third quarter of Fiscal 2009, primarily driven by a 9.9% increase in comparable store sales.

•	Our gross profit rate increased 110 basis points as compared to the third quarter of Fiscal 2009.

•
Our selling, general and administrative expenses, or SG&A, rate decreased 106 basis points as compared to the third quarter of Fiscal 2009, and decreased 50 basis points when excluding the impact of store divestiture expenses during the third quarter of Fiscal 2009.  This decrease in SG&A was partially due to a planned decrease in incremental spending on our strategic capabilities.

•
We generated operating cash flow of $596.5 million through the third quarter of Fiscal 2010, a decrease of 5.1% over the comparable period in Fiscal 2009, and used available cash to repurchase 10.7 million shares of our common stock under our stock repurchase plans at a cost of $476.1 million during the forty week period ended October 9, 2010.

Business Update

Our positive financial results through the third quarter of Fiscal 2010 are a result of the investments we have made in each of our key strategies over the past eleven quarters, the successful execution of the initiatives supporting each of our strategies and favorable conditions in the automotive aftermarket. Our initial focus on our Commercial Acceleration and Availability Excellence strategies has resulted in consistent double digit increases in our Commercial comparable sales and strong overall gross profit improvement over this timeframe. Through our DIY Transformation and Superior Experience strategies, our DIY sales have also improved throughout Fiscal 2010 as a result of a renewed focus on customer service. In Fiscal 2010, we are narrowing our focus on fewer customer facing initiatives to ensure we consistently execute these initiatives in an effort to provide better customer service while decelerating our pace of incremental spending.

Our comparable store sales results for the third quarter and first three quarters of Fiscal 2010 were comprised of favorable Commercial and DIY sales results. Our Commercial sales, as a percentage of total sales, increased to approximately 34% through the third quarter of Fiscal 2010 as compared to 32% for the comparable period of Fiscal 2009. We previously disclosed at the end of our second quarter that we had completed incremental investments in additional parts professionals, delivery trucks and drivers in approximately 50% of our AAP stores with Commercial programs. Beginning with our third quarter, our plan is to extend these investments at a slower pace to the entire store chain over the next two years. Our growth in Commercial is dependent on fully implementing and executing the initiatives we have rolled out over the last two years and developing and maintaining successful relationships with our existing and new customers. If we succeed in these strategies, we anticipate the pace of our growth in Commercial to continue to exceed the pace of DIY growth. Our e-commerce website is also expected to contribute to our Commercial sales as we roll out our business-to-business platform throughout the remainder of Fiscal 2010. The continued growth in our Commercial sales emphasizes our focus on an integrated service model and our goal of achieving a 50% mix of Commercial and DIY sales.

Our DIY initiatives include the ongoing improvement of our staffing model, rollout of more effective training programs and a number of marketing strategies. We are utilizing a more focused marketing approach to better target our highest potential customers and our underserved customers, which has resulted in a more effective use of our advertising spending.  Our re-launched e-commerce website has been operational for four complete fiscal quarters and is beginning to contribute favorably to our DIY sales results. For both Commercial and DIY customers, we closely monitor our customer satisfaction scores on an ongoing basis for an independent measure of customer service and product availability.

Both our Commercial and DIY sales have benefitted from our added parts availability and merchandising initiatives. We added many new brands to our parts lineup in Fiscal 2009 and we continue to rollout custom assortments of product in our stores in Fiscal 2010. We continue to complete additions to our supply chain network to increase our ability to get the right product to our customers. As of October 9, 2010, we were supporting multiple deliveries to a majority of our stores from 168 HUB stores and 31 Parts Delivered Quickly, or PDQ®, facilities. Our HUB stores are larger stores that stock a wider selection and greater supply of inventory. In addition to driving sales, we believe these initiatives are responsible for the continued improvement in our gross profit rate.  Our gross profit rate for the third quarter of Fiscal 2010 increased 110 basis points compared to the third quarter of Fiscal 2009.  We experienced gross profit rate improvements in both parts and non-parts categories resulting from the custom mix availability, price optimization and other merchandising capabilities and the impact of our growing global sourcing operation.

Automotive Aftermarket Industry

The automotive aftermarket industry has benefitted in 2010 from the economic environment as people are keeping their vehicles longer. Other favorable industry dynamics include:

•	increase in miles driven;
•	increase in number and average age of vehicles;
•	closing of automobile dealerships; and
•	relatively stable gas prices.

We anticipate miles driven will continue to increase over the long-term future based on historical trends and the increasing number of vehicles on the road.  We believe that the execution of the various initiatives under our key strategies will allow us to continue to increase our share of the total automotive aftermarket with a higher growth potential driven by the more fragmented Commercial market.

Consolidated Operating Results and Key Statistics and Metrics

The following table highlights certain consolidated operating results and key statistics and metrics for the twelve and forty weeks ended October 9, 2010 and October 10, 2009, respectively, and fiscal years ended January 2, 2010 and January 3, 2009. We use these key statistics and metrics to measure the financial progress of our key strategies.
	Twelve Weeks Ended		Forty Weeks Ended
	October 9,	October 10,	October 9,	October 10,
	2010	2009	2010	2009	FY 2009	FY 2008 (1)
Operating Results:
Total net sales (in 000s)	$1,406,511	$1,262,576	$4,655,073	$4,269,056	$5,412,623	$5,142,255
Comparable store sales growth (2)	9.9%	4.7%	7.8%	6.1%	5.3%	1.5%
Gross profit (3)	50.3%	49.2%	50.1%	49.1%	48.9%	46.7%
SG&A	39.9%	40.9%	39.4%	39.8%	40.5%	38.6%
Operating profit (4)	10.5%	8.3%	10.8%	9.3%	8.4%	8.1%
Diluted earnings per share (5)	$1.03	$0.65	$3.37	$2.46	$2.83	$2.49

Key Statistics and Metrics:
Number of stores, end of period	3,540	3,418	3,540	3,418	3,420	3,368
Total store square footage, end of period (in 000s)	25,809	24,952	25,809	24,952	24,973	24,711
Total Team Members, end of period	50,605	49,341	50,605	49,341	48,771	47,853
Average net sales per store (in 000s) (6)(7)	$1,667	$1,613	$1,667	$1,613	$1,595	$1,551
Operating income per store (in 000s) (6)(8)	$160	$131	$160	$131	$134	$125
Gross margin return on inventory (6)(9)	$4.89	$3.95	$4.89	$3.95	$3.98	$3.47

(1)	Fiscal 2008 included 53 weeks.
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
(7)
Average net sales per store is calculated as net sales divided by the average of the beginning and ending store count for the respective period. Excluding the net sales impact of the 53rd week of Fiscal 2008 of approximately $89.0 million, average net sales per store in the third quarter of Fiscal 2009 and Fiscal 2008 were $1,587 and $1,524, respectively.

(8)
Operating income per store is calculated as operating income divided by the average of beginning and ending total store count for the respective period. Excluding the impact of store divestitures in Fiscal 2009 and the 53rd week results and non-cash inventory adjustment in Fiscal 2008, operating income per store in the third quarter of Fiscal 2010 and third quarter of Fiscal 2009 was $162 and $144, respectively. Operating income per store for Fiscal 2009 was $142 excluding the $26.1 million impact of store divestitures. Excluding the operating income impact of the 53rd week of Fiscal 2008 of approximately $15.8 million and a $37.5 million non-cash inventory adjustment, operating income per store in Fiscal 2008 was $132.

(9)
Gross margin return on inventory is calculated as gross profit divided by an average of beginning and ending inventory, net of accounts payable and financed vendor accounts payable. Excluding the impact of the 53rd week of Fiscal 2008 of approximately $44.1 million and a $37.5 million non-cash inventory adjustment, gross margin return on inventory for the third quarter of Fiscal 2009 and Fiscal 2008 was $3.83 and $3.37, respectively.

Store Development by Segment

UAAP Segment

The following table sets forth information about our AAP stores during the twelve and forty weeks ended October 9, 2010 and October 10, 2009, including the number of new, closed and relocated stores and stores with Commercial programs that deliver products to our Commercial customers’ place of business. We lease approximately 79% of our AAP stores.

	Twelve Weeks Ended		Forty Weeks Ended
	October 9, 2010	October 10, 2009	October 9, 2010	October 10, 2009
Number of stores, beginning of period	3,316	3,265	3,264	3,243
New stores	33	15	87	66
Closed stores	-	(13)	(2)	(42)
Number of stores, end of period	3,349	3,267	3,349	3,267
Relocated stores	-	-	4	2
Stores with commercial programs	2,991	2,858	2,991	2,858

AI Segment

The following table sets forth information about our AI stores, including the number of new and closed stores, during the twelve and forty weeks ended October 9, 2010 and October 10, 2009. All of our AI stores have Commercial delivery programs. We lease 100% of our AI stores.

	Twelve Weeks Ended		Forty Weeks Ended
	October 9, 2010	October 10, 2009	October 9, 2010	October 10, 2009
Number of stores, beginning of period	181	142	156	125
New stores	10	9	35	27
Closed stores	-	-	-	(1)
Number of stores, end of period	191	151	191	151
Relocated stores	-	-	3	4

We anticipate adding approximately 110 AAP and 40 AI stores and closing approximately 5 total stores in Fiscal 2010.

Critical Accounting Policies

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Our discussion and analysis of the financial condition and results of operations are based on these financial statements. The preparation of these financial statements requires the application of accounting policies in addition to certain estimates and judgments by our management. Our estimates and judgments are based on currently available information, historical results and other assumptions we believe are reasonable. Actual results could differ materially from these estimates. During the twelve and forty weeks ended October 9, 2010, we consistently applied the critical accounting policies discussed in our 2009 Form 10-K. For a complete discussion regarding these critical accounting policies, refer to the 2009 Form 10-K.

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

Results of Operations

The following table sets forth certain of our operating data expressed as a percentage of net sales for the periods indicated.

1B
	Twelve Week Periods Ended		Forty Week Periods Ended
	(unaudited)		(unaudited)
	October 9,	October 10,	October 9,	October 10,
	2010	2009	2010	2009
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales, including purchasing and
warehousing costs	49.7	50.8	49.9	50.9
Gross profit	50.3	49.2	50.1	49.1
Selling, general and administrative expenses	39.9	40.9	39.4	39.8
Operating income	10.5	8.3	10.8	9.3
Interest expense	(0.5)	(0.4)	(0.4)	(0.4)
Other income (expense), net	(0.0)	0.0	(0.0)	0.0
Provision for income taxes	3.7	3.0	3.9	3.4
Net income	6.2%	4.9%	6.4%	5.5%

Twelve and Forty Weeks Ended October 9, 2010 Compared to Twelve and Forty Weeks Ended October 10, 2009

Net Sales

Net sales for the twelve weeks ended October 9, 2010 were $1,406.5 million, an increase of $143.9 million, or 11.4%, as compared to net sales for the twelve weeks ended October 10, 2009. This growth was primarily due to an increase in comparable store sales and sales from new AAP and AI stores opened within the last four fiscal quarters.

AAP produced sales of $1,346.6 million, an increase of $133.2 million, or 11.0%, as compared to net sales for the twelve weeks ended October 10, 2009. The AAP comparable store sales increase was driven by an increase in average ticket sales as well as an increase in overall customer traffic. AI produced sales of $63.5 million, an increase of $12.2 million, or 23.7%, as compared to net sales for the twelve weeks ended October 10, 2009.

	Twelve Weeks Ended
	October 9, 2010			October 10, 2009
	AAP	AI	Total	AAP	AI	Total
Comp Store Sales %	10.0%	6.5%	9.9%	4.5%	11.9%	4.7%
Net Stores Opened
in last twelve months	82	40	122	40	26	66

Net sales for the forty weeks ended October 9, 2010 were $4,655.1 million, an increase of $386.0 million, or 9.0%, as compared to net sales for the forty weeks ended October 10, 2009. This growth was primarily due to an increase in comparable store sales and sales from new AAP and AI stores opened within the last four fiscal quarters.

AAP produced sales of $4,474.6 million, an increase of $359.3 million, or 8.7%, as compared to net sales for the forty weeks ended October 10, 2009. The AAP comparable store sales increase was driven by an increase in average ticket sales as well as an increase in overall customer traffic. AI produced sales of $191.6 million, an increase of $31.7 million, or 19.8%, as compared to net sales for the forty weeks ended October 10, 2009.

	Forty Weeks Ended
	October 9, 2010			October 10, 2009
	AAP	AI	Total	AAP	AI	Total
Comp Store Sales %	7.9%	4.5%	7.8%	5.9%	11.6%	6.1%
Net Stores Opened
in last twelve months	82	40	122	40	26	66

Gross Profit

Gross profit for the twelve weeks ended October 9, 2010 was $707.8 million, or 50.3% of net sales, as compared to $621.5 million, or 49.2% of net sales, for the comparable period of last year, representing an increase of 110 basis points. This increase in gross profit as a percentage of net sales was driven by improved merchandising and pricing capabilities (such as price optimization), improved parts availability and supply chain efficiencies. We believe the added parts availability has been a primary driver of our increase in parts sales, which generally contribute a higher gross profit. Global sourcing is beginning to drive improvements in our gross profit on accessories and filters.

Gross profit for the forty weeks ended October 9, 2010 was $2,333.8 million, or 50.1% of net sales, as compared to $2,096.1 million, or 49.1% of net sales, for the comparable period of last year, representing an increase of 104 basis points. This increase in gross profit as a percentage of net sales was driven by improved merchandising and pricing capabilities, supply chain efficiencies and improved parts availability.

The impact of LIFO during the forty weeks ended October 9, 2010 included in the year over year change in our gross profit rate has remained consistent during Fiscal 2010 and has been primarily due to supply chain efficiencies, which resulted from an increase in inventory volume as well as productivity improvements. We have accelerated the growth in our inventory to further support our availability excellence initiatives. Our increase in inventory, along with the other sales and product margin initiatives discussed above, continue to be the key drivers of our overall increase in gross profit rate.

SG&A

SG&A expenses for the twelve weeks ended October 9, 2010 were $560.6 million, or 39.9% of net sales, as compared to $516.6 million, or 40.9% of net sales, for the comparable period of last year, representing a decrease of 106 basis points. Exclusive of the 56 basis-point impact of store divestitures in the third quarter of Fiscal 2009, the decrease in SG&A during the third quarter of Fiscal 2010 was 50 basis points. This overall decrease was primarily due to our 9.9% comparable store sales increase for the third quarter of Fiscal 2010 which drove leverage in occupancy and other fixed costs and a planned decrease in incremental spending on our strategic capabilities, partially offset by incremental advertising and increased incentive compensation.

SG&A expenses for the forty weeks ended October 9, 2010 were $1,832.8 million, or 39.4% of net sales, as compared to $1,698.9 million, or 39.8% of net sales, for the comparable period of last year, representing a decrease of 42 basis points. Exclusive of the 53 basis-point impact of store divestitures during the forty weeks ended October 10, 2009, the increase in SG&A during the forty weeks ended October 9, 2010 was 10 basis points. This overall increase was primarily due to the absence of expenses in the comparable period last year related to strategic initiatives which began during late 2009, such as the added investments in our Commercial program, investment in our e-commerce operations and investment in our global sourcing operations, and incremental advertising. Partially offsetting this increase in expense as a percentage of sales is the leverage on our occupancy expenses as a result of our 7.8% comparable store sales increase for the forty week period ended October 9, 2010.

Operating Income

Operating income for the twelve weeks ended October 9, 2010 was $147.2 million, or 10.5% of net sales, as compared to $104.9 million, or 8.3% of net sales, for the comparable period of last year, representing an increase of 216 basis points. This increase in operating income, as a percentage of net sales, reflects our ability to increase our sales and gross profit rate while decelerating our rate of incremental SG&A spending from previous quarters as previously described.

AAP produced operating income of $144.9 million, or 10.8% of net sales, for the twelve weeks ended October 9, 2010 as compared to $101.1 million, or 8.3% of net sales, for the comparable period of last year. AI generated operating income for the twelve weeks ended October 9, 2010 of $2.4 million as compared to $3.8 million for the comparable period of last year. AI’s operating income decreased during the third quarter and year-to-date periods of fiscal 2010 primarily due to lower than projected sales and gross profit resulting from temporary disruptions in its offshore sourcing of certain hard parts experienced earlier in the year as well as higher SG&A associated with the acceleration of new store openings.

Operating income for the forty weeks ended October 9, 2010 was $501.0 million, representing 10.8% of net sales, as compared to $397.2 million, or 9.3% of net sales, for the comparable period of last year, or an increase of 146 basis points. This increase in operating income, as a percentage of net sales, reflects an increase in sales and gross profit rate partially offset by slightly higher SG&A. The overall increase in SG&A during the forty weeks ended October 9, 2010 reflects the incremental spending on many of the investments we are making in our business to drive continued improvements in our sales and gross profit rate. This spending decelerated during the twelve weeks ended October 9, 2010.

AAP produced operating income of $495.5 million, or 11.1% of net sales, for the forty weeks ended October 9, 2010 as compared to $388.6 million, or 9.4% of net sales, for the comparable period of last year. AI generated operating income for the forty weeks ended October 9, 2010 of $5.5 million as compared to $8.6 million for the comparable period of last year. AI’s operating income decreased during the third quarter and year-to-date periods of fiscal 2010 primarily due to lower than projected sales and gross profit resulting from temporary disruptions in its offshore sourcing of certain hard parts experienced earlier in the year as well as higher SG&A associated with the acceleration of new store openings.

Interest Expense

Interest expense for the twelve weeks ended October 9, 2010 was $7.0 million, or 0.5% of net sales, as compared to $5.3 million, or 0.4% of net sales, for the comparable period in Fiscal 2009. The increase in interest expense as a percentage of sales is primarily a result of the reclassification from accumulated other comprehensive income to interest expense of prior unrealized losses on interest rate swaps associated with our bank debt which was repaid near the beginning of the second quarter. The interest rate swaps will mature in October 2011.

Interest expense for the forty weeks ended October 9, 2010 was $20.1 million, or 0.4% of net sales, as compared to $18.4 million, or 0.4% of net sales, for the comparable period in Fiscal 2009.

Income Taxes

Income tax expense for the twelve weeks ended October 9, 2010 was $52.3 million, as compared to $38.0 million for the comparable period of Fiscal 2009. Our effective income tax rate was 37.4% and 38.0% for the twelve weeks ended October 9, 2010 and October 10, 2009, respectively.

 Income tax expense for the forty weeks ended October 9, 2010 was $181.5 million, as compared to $143.5 million for the comparable period of Fiscal 2009. Our effective income tax rate was 37.9% and 37.8% for the forty weeks ended October 9, 2010 and October 10, 2009, respectively.

Net Income

Net income for the twelve weeks ended October 9, 2010 was $87.6 million, or $1.03 per diluted share, as compared to $62.0 million, or $0.65 per diluted share, for the comparable period of Fiscal 2009. As a percentage of net sales, net income for the twelve weeks ended October 9, 2010 was 6.2%, as compared to 4.9% for the comparable period of Fiscal 2009. The increase in diluted EPS was primarily due to growth in our operating income and the decrease in our average share count as a result of our repurchase of 11.9 million shares of our common stock over the last four fiscal quarters.

Net income for the forty weeks ended October 9, 2010 was $297.9 million, or $3.37 per diluted share, as compared to $235.9 million, or $2.46 per diluted share, for the comparable period of Fiscal 2009. As a percentage of net sales, net income for the forty weeks ended October 9, 2010 was 6.4%, as compared to 5.5% for the comparable period of Fiscal 2009. The increase in diluted earnings per share was primarily due to growth in our operating income and the decrease in our average share count as a result of our repurchase of 11.9 million shares of our common stock over the last four fiscal quarters.

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

At October 9, 2010, our cash and cash equivalents balance was $194.5 million, an increase of $94.5 million compared to January 2, 2010 (the end of Fiscal 2009). This increase resulted from additional cash flow from operating activities (including higher net income and our ability to increase accounts payable consistent with our inventory growth) and a net increase in debt partially offset by the repurchases of our common stock. Additional discussion of our cash flow results is set forth in the Analysis of Cash Flows section.

At October 9, 2010, our outstanding indebtedness was $302.2 million, or $97.9 million higher when compared to January 2, 2010, and consisted of borrowings of $298.8 million under our senior unsecured notes, $2.8 million outstanding on an economic development note and $0.6 million outstanding under other financing arrangements. Additionally, we had $103.6 million in letters of credit outstanding, which reduced our total availability under the revolving credit facility to $646.4 million. The letters of credit serve as collateral for our self-insurance policies and routine purchases of imported merchandise.

Capital Expenditures

Our primary capital requirements have been the funding of our continued new store openings, store relocations, maintenance of existing stores, the construction and upgrading of distribution centers, and the development of both proprietary and purchased information systems. Our capital expenditures were $147.2 million for the forty weeks ended October 9, 2010, or $14.5 million more than the forty weeks ended October 10, 2009. During the forty weeks ended October 9, 2010, we opened 87 AAP stores and 35 AI stores, remodeled 9 AAP stores and relocated 4 AAP and 3 AI stores.

Our future capital requirements will depend in large part on the number of and timing for new stores we open within a given year and the investments we make in information technology and supply chain networks. We anticipate adding approximately 110 AAP and 40 AI stores and closing approximately 5 stores during Fiscal 2010. We expect to relocate and remodel existing stores only in the normal course of business.

We also plan to make continued investments in the maintenance of our existing stores and supply chain network and to invest in new information systems to support our key strategies.

Stock Repurchase Program

Our stock repurchase program allows us to repurchase our common stock on the open market or in privately negotiated transactions from time to time in accordance with the requirements of the SEC.

During the twelve weeks ended October 9, 2010, we repurchased 0.4 million shares of our common stock at an aggregate cost of $20.7 million, or an average price of $54.18 per share, under our $300 million stock repurchase program, authorized by our Board of Directors on August 10, 2010. During the forty weeks ended October 9, 2010, we repurchased 10.7 million shares of our common stock at an aggregate cost of $476.1 million or an average price of $44.66 per share. We have $279.3 million remaining under the $300 million stock repurchase program which cancelled and replaced the remaining portion of our previous $500 million stock repurchase program.

Additionally, we repurchased 1,000 shares of our common stock at an aggregate cost of $44 thousand in connection with the net settlement of shares issued as a result of the vesting of restricted stock during the twelve weeks ended October 9, 2010.  We repurchased 47,000 shares of our common stock at an aggregate cost of $1.9 million in connection with the net settlement of shares issued as a result of the vesting of restricted stock during the forty weeks ended October 9, 2010. During the twelve and forty weeks ended October 10, 2009, no shares were repurchased in connection with our restricted stock plan.

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

Dividend

Our Board of Directors has declared quarterly dividends of $0.06 per share to stockholders of record since Fiscal 2006. Subsequent to October 9, 2010, our Board of Directors declared a quarterly dividend of $0.06 per share to be paid on January 7, 2011 to all common stockholders of record as of December 24, 2010.

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

Analysis of Cash Flows

A summary and analysis of our cash flows for the forty week period ended October 9, 2010 as compared to the forty week period ended October 10, 2009 is included below.

	Forty Week Periods Ended
	October 9, 2010	October 10, 2009

	(in millions)

Cash flows from operating activities	$596.5	$628.5
Cash flows from investing activities	(147.0)	(130.1)
Cash flows from financing activities	(355.0)	(319.5)
Net increase in cash and
cash equivalents	$94.5	$178.9

Operating Activities

For the forty weeks ended October 9, 2010, net cash provided by operating activities decreased $32.0 million to $596.5 million. This net decrease in operating cash flow was driven primarily by:

2BU
•
a $52.7 million decrease in cash flows from inventory, net of accounts payable, primarily due to the prior year addition of certain vendors to our vendor program partially offset by an increase in our accounts payable ratio in the current year;

•	a $30.5 million decrease in deferred income taxes; and
•	a $19.7 million decrease in cash flows resulting from routine fluctuations in other working capital.

Partially offsetting the decrease in cash flows was an increase in net income of $62.0 million.

Investing Activities

For the forty weeks ended October 9, 2010, net cash used in investing activities increased by $16.9 million to $147.0 million. The increase in cash used was primarily due to new store development.

3BUFinancing Activities

For the forty weeks ended October 9, 2010, net cash used in financing activities increased by $35.5 million to $355.0 million. Cash flows from financing activities increased as a result of:

•
a decrease of $270.7 million in net debt repayments, as a result of the issuance of senior unsecured notes partially offset by the payoff of our term loan and repayment of our revolving credit facility; and

•	a $102.7 million decrease in cash flow from financed vendor accounts payable (partially offset in operating activities above); and
•	a $15.9 million increase in bank overdrafts primarily due to timing.

Cash flows from financing activities decreased as result of:

•	a $428.5 million increase in the repurchase of common stock under our stock repurchase program.

Long-Term Debt

Senior Unsecured Notes

On April 29, 2010, we sold $300 million aggregate principal amount of 5.75% senior unsecured notes due May 1, 2020, or the Notes, at a public offering price of 99.587% of the principal amount per note. We served as the issuer of the Notes with each of our domestic subsidiaries serving as subsidiary guarantors. The terms of the Notes are governed by an indenture and supplemental indenture (which we refer to collectively as the Indenture), dated as of April 29, 2010, among us, the subsidiary guarantors and Wells Fargo Bank, National Association, as Trustee.

The net proceeds from the offering of the Notes were approximately $294.2 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by us.  We used the net proceeds from this offering to repay indebtedness outstanding under our revolving credit facility and term loan. Amounts repaid under our revolving credit facility may be reborrowed from time to time for operational purposes, working capital needs, capital expenditures and other general corporate purposes. As of October 9, 2010, we had $298.8 million outstanding under our Notes.

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

Bank Debt

We have a $750 million unsecured five-year revolving credit facility with our wholly-owned subsidiary, Advance Stores Company, Incorporated, or Stores, serving as the borrower. In connection with the offering of the Notes, we also amended our revolving credit facility to add all of our domestic subsidiaries as guarantors. The subsidiary guarantees related to our revolving credit facility and Notes are full and unconditional and joint and several. The revolving credit facility also provides for the issuance of letters of credit with a sub limit of $300 million, and swingline loans in an amount not to exceed $50 million. We may request, subject to agreement by one or more lenders, that the total revolving commitment be increased by an amount not exceeding $250 million (up to a total commitment of $1 billion) during the term of the credit agreement. Voluntary prepayments and voluntary reductions of the revolving balance are permitted in whole or in part, at our option, in minimum principal amounts as specified in the revolving credit facility. The revolving credit facility matures on October 5, 2011.

As of October 9, 2010, we had no amount outstanding under our revolving credit facility. We had letters of credit outstanding of $103.6 million, which reduced the availability under the revolving credit facility to $646.4 million. (The letters of credit generally have a term of one year or less.) A commitment fee is charged on the unused portion of the revolving credit facility, payable in arrears. The current commitment fee rate is 0.150% per annum.

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

As of October 9, 2010, we had fully repaid all amounts which had been outstanding under our unsecured four-year term loan with proceeds from the above mentioned Notes offering.

Other

As of October 9, 2010, we had $3.4 million outstanding under an economic development note and other financing arrangements.

As of October 9, 2010, we had a credit rating from Standard & Poor’s of BBB-. As of October 9, 2010, we had a credit rating from Moody’s Investor Service of Baa3, which was increased from the previous rating of Ba1 on October 8, 2010. The current outlooks by Standard & Poor’s and Moody’s are both stable. The current pricing grid used to determine our borrowing rate under our revolving credit facility is based on our credit ratings. If these credit ratings decline, our interest rate on outstanding balances may increase. Conversely, if these credit ratings improve, our interest rate may decrease. In addition, if our credit ratings decline, our access to financing may become more limited.

Guarantees and Covenants

We amended our revolving credit facility to add each of our domestic subsidiaries as guarantors. The subsidiary guarantees related to our revolving credit facility and Notes are full and unconditional and joint and several.

Our revolving credit facility contains covenants restricting our ability to, among other things:  (1) create, incur or assume additional debt (including hedging arrangements), (2) incur liens or engage in sale-leaseback transactions, (3) make loans and investments, (4) guarantee obligations, (5) engage in certain mergers, acquisitions and asset sales, (6) change the nature of our business and the business conducted by our subsidiaries and (7) change our status as a holding company. We are also required to comply with financial covenants with respect to a maximum leverage ratio and a minimum consolidated coverage ratio. We were in compliance with these covenants at October 9, 2010 and January 2, 2010. Our revolving credit facility also provides for customary events of default, covenant defaults and cross-defaults to our other material indebtedness.

Interest Rate Swaps

Effective April 24, 2010, our outstanding interest rate swaps no longer qualified for hedge accounting as a result of our intent to pay off our term loan with the proceeds from the sale of the Notes, which were issued on April 29, 2010.  Accordingly, we have recorded all subsequent changes in the fair value of the interest rate swaps through earnings and will continue to amortize the previously recorded unrecognized loss in accumulated other comprehensive loss to interest expense over the remaining life of the swaps which mature in October 2011.

Off-Balance-Sheet Arrangements

As of October 9, 2010, we had no off-balance-sheet arrangements as defined in Regulation S-K Item 303 of the SEC regulations. We include other off-balance-sheet arrangements in our contractual obligations table including operating lease payments, interest payments on our credit facility and letters of credit outstanding.

Contractual Obligations

As of October 9, 2010, there were no material changes to our outstanding contractual obligations as compared to our contractual obligations outstanding as of January 2, 2010 other than the repayment of our bank debt with proceeds from the issuance of the Notes. The Notes mature in 2020.  For information regarding our contractual obligations see “Contractual Obligations” in our 2009 Form 10-K.

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

The table below presents principal cash flows and related weighted average interest rates on our interest rate swaps outstanding at October 9, 2010, by expected maturity dates. The table includes the impact of the anticipated average pay and receive rates of our interest rate swaps through their maturity dates. Expected maturity dates approximate contract terms. Weighted average variable rates are based on implied forward rates in the yield curve at October 9, 2010. Implied forward rates should not be considered a predictor of actual future interest rates.

	Remainder of Fiscal 2010	Fiscal 2011	Fiscal 2012	Fiscal 2013	Fiscal 2014	Thereafter	Total	Fair Market Liability
	(dollars in thousands)

Interest rate swaps:

Variable to fixed(1)	$275,000	$275,000	$-	$-	-	-	275,000	$12,281
Weighted average pay rate	4.5%	4.4%	-	-	-	-	4.5%	-
Weighted average receive rate	-	-	-	-	-	-	-	-

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended October 9, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

6BPART II.  OTHER INFORMATION

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth the information with respect to repurchases of our common stock for the quarter ended October 9, 2010 (amounts in thousands, except per share amounts):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs (2)

July 18, 2010, to August 14, 2010	1	$52.57	-	$300,000
August 15, 2010, to September 11, 2010	381	54.18	381	279,336
September 12, 2010, to October 9, 2010	-	-	-	279,336

Total	382	$54.18	381	$279,336

(1)
In addition to the shares of common stock we repurchased under our $300 million stock repurchase program, we repurchased 1,000 shares of our common stock at an aggregate cost of $44 thousand in connection with the net settlement of shares issued as a result of the vesting of restricted stock during the twelve weeks ended October 9, 2010.

(2)
Excepted as noted in footnote 1 above, all of the above repurchases were made on the open market at prevailing market rates plus related expenses under our stock repurchase program, which authorized the repurchase of up to $300 million in common stock. Our stock repurchase program was authorized by our Board of Directors and publicly announced on August 10, 2010. Our $300 million stock repurchase program replaced our prior $500 million stock repurchase program.

ITEM 6.                      EXHIBITS

3.1 (1)	Restated Certificate of Incorporation of Advance Auto Parts, Inc. ("Advance Auto").

3.2 (2)	Amended and Restated Bylaws of Advance Auto (effective August 12, 2009).

10.48	Third Amendment to Employment Agreement effective August 27, 2010 between Advance Auto Parts, Inc. and Darren R. Jackson.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS (3)	XBRL Instance Document

101.SCH (3)	XBRL Taxonomy Extension Schema Document

101.CAL (3)	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB (3)	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE (3)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed on August 16, 2004 as an exhibit to Quarterly Report on Form 10-Q of Advance Auto.
(2)	Filed on August 17, 2009 as an exhibit to Current Report on Form 8-K of Advance Auto.
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

ADVANCE AUTO PARTS, INC.

November 17, 2010	By:	/s/ Michael A. Norona
Michael A. Norona Executive Vice President and Chief Financial Officer

S-1

EXHIBIT INDEX

		Exhibit Description

3.1	(1)	Restated Certificate of Incorporation of Advance Auto.

3.2	(2)	Amended and Restated Bylaws of Advance Auto (effective August 12, 2009).

10.48		Third Amendment to Employment Agreement effective August 27, 2010 between Advance Auto Parts, Inc. and Darren R. Jackson.

31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	(3)	XBRL Instance Document

101.SCH	(3)	XBRL Taxonomy Extension Schema Document

101.CAL	(3)	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	(3)	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	(3)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed on August 16, 2004 as an exhibit to Quarterly Report on Form 10-Q of Advance Auto.
(2)	Filed on August 17, 2009 as an exhibit to Current Report on Form 8-K of Advance Auto.
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