Form 10-K
period 2011-01-01
ADVANCE AUTO PARTS INC
filed 2011-03-01
CIK 1158449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 1, 2011
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. ☐

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
Yes ☐ No ☒

As of July 16, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the 83,856,893 shares of Common Stock held by non-affiliates of the registrant was $4,296,827,197, based on the last sales price of the Common Stock on July 16, 2010, as reported by the New York Stock Exchange.

As of February 26, 2011, the registrant had outstanding 80,060,288 shares of Common Stock, par value $0.0001 per share (the only class of common equity of the registrant outstanding).

Documents Incorporated by Reference:

Portions of the definitive proxy statement of the registrant to be filed within 120 days of January 1, 2011, pursuant to Regulation 14A under the Securities Exchange Act of 1934, for the 2011 Annual Meeting of Stockholders to be held on May 17, 2011, are incorporated by reference into Part III.

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

Listed below and discussed elsewhere in further detail in this report are some important risks, uncertainties and contingencies which could cause our actual results, performance or achievements to be materially different from any forward-looking statements made or implied in this report. These include, but are not limited to, the following:

•	a decrease in demand for our products;
•	competitive pricing and other competitive pressures;
•	our ability to implement our business strategy;
•
our ability to expand our business, including the location of available and suitable real estate for new store locations, the integration of any acquired businesses and the continued increase in supply chain capacity and efficiency;

•	our ability to attract and retain qualified employees, or Team Members;
•
deterioration in general macro-economic conditions, including unemployment, inflation or deflation, consumer debt levels, high fuel and energy costs, uncertain credit markets or other recessionary type conditions could have a negative impact on our business, financial condition, results of operations and cash flows;

•
regulatory and legal risks, such as environmental or OSHA risks, including being named as a defendant in administrative investigations or litigation, and the incurrence of legal fees and costs, the payment of fines or the payment of sums to settle litigation cases or administrative investigations or proceedings;

•	business interruptions due to the occurrence of natural disasters, extended periods of unfavorable weather, computer system malfunction, wars or acts of terrorism;
•	the impact of global climate change or legal and regulatory responses to such change; and
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

We were founded in 1929 as Advance Stores Company, Incorporated and operated as a retailer of general merchandise until the 1980s. During the 1980s, we sharpened our focus to target sales of automotive parts and accessories to DIY customers. From the 1980s to the present, we have grown significantly as a result of comparable store sales growth, new store openings and strategic acquisitions. We began our Commercial delivery program in 1996 and have significantly increased our sales to Commercial customers since 2000. Our parent company, Advance Auto Parts, Inc., a Delaware corporation, was incorporated in 2001 in conjunction with the acquisition of Discount Auto Parts, Inc., or Discount. At January 1, 2011, our 2010 fiscal year-end, we operated 3,563 total stores.

Our Internet address is www.AdvanceAutoParts.com. We make available free of charge through our Internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish them to, the SEC. The SEC maintains a website that contains reports, proxy statements and other information regarding issuers that file electronically with the SEC. These materials may be obtained electronically by accessing the SEC's website at www.sec.gov.

Operating Segments

We operate in two reportable segments: Advance Auto Parts, or AAP, and Autopart International, Inc., or AI. The AAP segment is comprised of our store operations within the Northeastern, Southeastern and Midwestern regions of the United States, Puerto Rico and the Virgin Islands which operate under the trade names “Advance Auto Parts,” “Advance Discount Auto Parts” and “Western Auto.” The AI segment consists solely of the operations of AI. AI’s business operates under the “Autopart International” trade name and primarily serves the Commercial market from its store locations in the Northeastern and Mid-Atlantic regions of the United States and Florida. We acquired AI in September 2005.

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

AAP Segment

At January 1, 2011, we operated 3,369 AAP stores within the United States, Puerto Rico and the Virgin Islands. We operated 3,343 AAP stores throughout 39 states in the Northeastern, Southeastern and Midwestern regions of the United States. These stores operated under the “Advance Auto Parts” trade name except for certain stores in the state of Florida, which operated under the “Advance Discount Auto Parts” trade name. These stores offer a broad selection of brand name and private label automotive replacement parts, accessories, batteries and maintenance items for domestic and imported cars and light trucks. In addition, we operated 26 AAP stores under the “Advance Auto Parts” and “Western Auto” trade names, located in Puerto Rico and the Virgin Islands, or Offshore. Through

an integrated operating approach to our store operations, we are focused on both the acceleration of Commercial sales and more stable growth of DIY sales based on market dynamics.

We also provide our customers online shopping at www.AdvanceAutoParts.com and access to over 100,000 stock keeping units, or SKUs, of the same product carried in our stores as well as other product offerings and services. Our current website was launched in October 2009 as part of our e-commerce strategy to provide an online shopping capability to both our DIY and Commercial customers. Our online website allows our DIY customers to pick up merchandise at a conveniently located store or have their purchases shipped directly to their home or business. Our online website provides our Commercial customers an opportunity to conveniently place their orders online.

AAP Stores

Store Overview.   Our stores generally are located in freestanding buildings in areas with high vehicle traffic counts, good visibility and easy access to major roadways and to our Commercial customers. We believe that our stores exhibit a customer-friendly format with the majority of our stores featuring an updated exterior and interior, bright lighting, and a well-designed and easily navigated floor plan. The average size of our stores is 7,300 square feet with the size of our typical new stores ranging from approximately 6,000 to 7,000 square feet. Our stores generally are open from 7:30 a.m. to 9:00 p.m. six days a week and 9:00 a.m. to 9:00 p.m. on Sundays and most holidays to meet the needs of our DIY and Commercial customers.

Our stores carry a product offering of approximately 17,500 SKUs, generally consisting of a custom mix of product by store based on the respective market. Additionally, a majority of our stores carry an additional customized assortment of 12,000 SKUs for same-day or next-day delivery to other select stores within the respective service area. We refer to these stores as HUB stores. Our stores are replenished from one of our eight distribution centers once per week on average.

We also utilize a network of Parts Delivered Quickly, or PDQ®, facilities and one Master PDQ® facility to ensure our stores have the right product at the right time to meet our customers’ needs. Our PDQ® and Master PDQ® network of facilities provide our customers with an additional assortment of approximately 96,000 less common SKUs on a same-day or overnight basis. Lastly, our customers have access to over 300,000 SKUs by ordering directly from one of our vendors for delivery to a particular store or other destination as chosen by the customer.

We strive to be the leader in the automotive aftermarket industry by fulfilling our promise, ‘Service is our best partSM,’ through our Service Leadership and Superior Availability strategies.  We offer our customers quality products which are backed by a solid warranty. Many of our products are offered at a good, better or best recommendation differentiated by price and quality. Store Team Members utilize our proprietary point-of-sale, or POS, system, including a fully integrated electronic parts catalog to identify and suggest the appropriate quality and price options for the SKUs we carry, as well as the related products, tools or additional information that is required by our customers to complete their automotive repair projects properly and safely.

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

We also provide a variety of services free of charge to our customers including:

•	Battery & wiper installation
•	Battery charging
•	Check engine light reading where allowed by law
•	Electrical system testing, including batteries, starters, alternators and sensors
•	“How-To” Video Clinics & Project Brochures
•	Oil and battery recycling
•	Loaner tool program

Our stores are 100% company operated and are divided into three geographic areas. Each geographic area is managed by a senior vice president, who is supported by regional and district management. District Leaders have direct responsibility for store operations in a specific district, which typically consists on average of 12 stores. Depending on store size and sales volume, each store is staffed by approximately 8 to 16 Team Members, under the leadership of a General Manager. Store Team Members are comprised of full and part-time Team Members. A majority of our stores include at least two parts professionals, or parts pros, who have an extensive technical knowledge of automotive replacement parts and other related applications to better serve our Commercial and DIY customers. Many of our stores include bilingual Team Members to better serve our diverse customer base. We offer training to all of our Team Members, including formal classroom workshops, e-learning and certification by the National Institute for Automotive Service Excellence, or ASE. ASE is broadly recognized for training certification in the automotive industry.

Commercial Sales. Our Commercial sales consist of sales to both our walk-in and delivery customers, which represented approximately 31% of our AAP sales in Fiscal 2010. Since 2000, we have aggressively expanded our sales to Commercial customers through our Commercial delivery program. For delivered sales, we utilize our Commercial delivery fleet to deliver product from our store locations to our Commercial customers’ place of business, including independent garages, service stations and auto dealers. Our stores are supported by a Commercial sales team who are dedicated to the development of our national, regional and local Commercial customers. Our Commercial sales management is closely aligned with our store management as part of our overall integrated store operation.

We have concentrated a significant amount of our investments over the past three years on increasing our Commercial sales at a faster rate in light of the favorable market dynamics.  We have added key product brands in our stores that are well recognized by our Commercial customers, as well as increased the parts knowledge of our store Team Members. We have increased the size of our sales force by approximately 45% for a greater emphasis on acquiring new Commercial customers and increasing our share of existing commercial customers’ purchases. In 2010, we continued our incremental investments in additional parts professionals, delivery trucks and drivers for approximately half of our AAP stores with Commercial programs, and added a business-to-business platform to our e-commerce capability. We believe these investments and the commitment to consistent delivery times and order accuracy will enable us to gain more Commercial customers as well as increase our sales to existing customers who will use us as their “first call” supplier. At January 1, 2011, 3,018 AAP stores, or 90% of total AAP stores, had Commercial delivery programs, a slight increase from 88% at January 2, 2010.

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

We open and operate stores in both large, densely populated markets and small, less densely populated areas. We complete substantial research prior to entering a new market. Key factors in selecting new site and market locations include population, demographics, vehicle profile, number and strength of competitors’ stores and the cost of real estate.

Our 3,369 AAP stores were located in the following states and territories at January 1, 2011:

	Number of		Number of		Number of
Location	Stores	Location	Stores	Location	Stores

Alabama	120	Maryland	77	Pennsylvania	173
Arkansas	28	Massachusetts	65	Puerto Rico	25
Colorado	49	Michigan	106	Rhode Island	10
Connecticut	39	Minnesota	14	South Carolina	128
Delaware	7	Mississippi	56	South Dakota	7
Florida	460	Missouri	43	Tennessee	138
Georgia	232	Nebraska	21	Texas	172
Illinois	96	New Hampshire	13	Vermont	8
Indiana	104	New Jersey	58	Virgin Islands	1
Iowa	27	New Mexico	1	Virginia	172
Kansas	25	New York	129	West Virginia	66
Kentucky	99	North Carolina	241	Wisconsin	49
Louisiana	61	Ohio	201	Wyoming	3
Maine	14	Oklahoma	31

The following table sets forth information concerning increases in the total number of our AAP stores during the past five years:

	2010	2009	2008	2007	2006
Beginning Stores	3,264	3,243	3,153	2,995	2,810
New Stores (1)	110	75	109	175	190
Stores Closed	(5)	(54)	(19)	(17)	(5)
Ending Stores (2)	3,369	3,264	3,243	3,153	2,995

(1)	Does not include stores that opened as relocations of previously existing stores within the same general market area or substantial renovations of stores.
(2)	Includes 2 stores not operating at December 30, 2006, primarily due to hurricane damage.

Store Technology.  Our store-based information systems, which are designed to improve the efficiency of our operations and enhance customer service, are comprised of a proprietary POS system and electronic parts catalog, or EPC, system.  Information maintained by our POS system is used to formulate pricing, marketing and merchandising strategies and to replenish inventory accurately and rapidly. Our POS system is fully integrated with our EPC system and enables our store Team Members to assist our customers in their parts selection and ordering based on the year, make, model and engine type of their vehicles. Our centrally-based EPC data management system enables us to reduce the time needed to (i) exchange data with our vendors and (ii) catalog and deliver updated, accurate parts information.

Our EPC system also contains enhanced search engines and user-friendly navigation tools that enhance our Team Members’ ability to look up any needed parts as well as additional products the customer needs to complete an automotive repair project. If a hard-to-find part or accessory is not available at one of our stores, the EPC system can determine whether the part is carried and in-stock through our PDQ® system. Available parts and accessories are then ordered electronically from another store, PDQ® or Master PDQ® with immediate confirmation of price, availability and estimated delivery time.

We also support our store operations with additional proprietary systems and customer driven labor scheduling capabilities. Our store-level inventory management system provides real-time inventory tracking at the store level.

With the store-level system, store Team Members can check the quantity of on-hand inventory for any SKU, adjust stock levels for select items for store specific events, automatically process returns and defective merchandise, designate SKUs for cycle counts and track merchandise transfers. Our stores use radio frequency hand-held devices to help ensure the accuracy of our inventory. Our standard operating procedure, or SOP, system is a web-based, electronic data management system that provides our Team Members with instant access to any of our standard operating procedures through a comprehensive on-line search function.  All of these systems are tightly integrated and provide real-time, comprehensive information to store personnel, resulting in improved customer service levels, Team Member productivity and in-stock availability.

Store Support Center

Merchandising.  Purchasing for virtually all of the merchandise for our stores is handled by our merchandise teams located in three primary locations:

•	Store support center in Roanoke, Virginia,
•	Regional office in Minneapolis, Minnesota; and
•	Global sourcing office in Taipei, Taiwan.

Our Roanoke team is primarily responsible for the parts categories and our Minnesota team is primarily responsible for accessories, oil and chemicals. Our global sourcing team works closely with both teams.

In Fiscal 2010, we purchased merchandise from approximately 450 vendors, with no single vendor accounting for more than 8% of purchases. Our purchasing strategy involves negotiating agreements with most of our vendors to purchase merchandise over a specified period of time along with other terms, including pricing, payment terms and volume.

The merchandising team has developed strong vendor relationships in the industry and, in a collaborative effort with our vendor partners, utilizes a category management process. The merchandising team continues to refine its category management process, including the ongoing multi-phase implementation of a best-in-class category management system. We believe this process, which develops a customer-focused business plan for each merchandise category, and our global sourcing operation are critical to improving comparable store sales, gross margin and inventory turns.

Our merchandising strategy is to carry a broad selection of high quality and reputable brand name automotive parts and accessories which we believe will generate DIY customer traffic and also appeal to our Commercial customers. Some of these brands include Bosch®, Castrol®, Dayco®, Federal-Mogul Moog®, or Moog®, Monroe®, Prestone®, Purolator®, Trico® and Wagner®. In addition to these branded products, we stock a wide selection of high quality private label products that appeal to value-conscious customers. These lines of merchandise include chemicals, interior automotive accessories, batteries and parts under various private label names such as Autocraft®, Driveworks®, Tough One® and Wearever®.

Supply Chain. Our supply chain consists of centralized inventory management and transportation functions which support a supply chain network of distribution centers, PDQ® warehouses, HUB’s and stores. Our inventory management team utilizes a replenishment system to monitor the distribution center, PDQ® warehouse, HUB and store inventory levels and orders additional product when appropriate while streamlining handling costs. Our replenishment system utilizes the most up-to-date information from our POS system as well as inventory movement forecasting based upon sales history, sales trends by SKU, seasonality (and weather patterns) and demographic shifts in demand. Our replenishment system combines these factors with service level goals, vendor lead times and cost of inventory assumptions to determine the timing and size of purchase orders. The vast majority of our purchase orders are sent to our merchandise vendors via electronic data interchange.

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

We currently operate eight distribution centers. All of these distribution centers are equipped with our distribution center management system, or DCMS. Our DCMS provides real-time inventory tracking through the processes of receiving, picking, shipping and replenishing inventory at our distribution centers. The DCMS, integrated with technologically advanced material handling equipment, significantly reduces warehouse and distribution costs, while improving efficiency. This equipment includes carousels, “pick-to-light” systems, radio frequency technology, voice technology and automated sorting systems. We have ongoing supply chain initiatives in our distribution centers to further increase the efficient utilization of our distribution capacity. We believe our current supply chain network, including a new distribution center projected to open in Indiana in late 2011, provides ample capacity for our projected growth in the foreseeable future.

Store inventories are replenished from our eight distribution centers. We currently offer approximately 59,000 SKUs to support all of our retail stores via our 22 stand-alone PDQ® warehouses and/or our eight distribution centers (all of which stock PDQ® items). Stores have system visibility to inventory in their respective PDQ® warehouses and distribution centers and can place orders to these facilities, or as an alternative, through an online ordering system to virtually any of the other facilities. Ordered parts are delivered to substantially all stores on a same day or next day basis through our dedicated PDQ® trucking fleet and third-party carriers. Supplementing the inventory on-hand at our stores, our HUB stores stock an additional 12,000 less common SKUs which are available to our stores within the HUB stores’ respective service area on a same day or next day basis.  In addition, we operate a Master PDQ® warehouse that stocks approximately 29,000 incremental SKUs of harder-to-find automotive parts and accessories and utilizes our existing PDQ® distribution infrastructure and/or third party arrangements to provide next day service to substantially all of our stores.

Marketing & Advertising.  We have a marketing and advertising program designed to drive awareness and consideration of the Advance Auto Parts brand by positioning AAP as the service leader in the aftermarket auto parts category.  We strive to exceed consumers’ expectations through our free and value-added services, extensive parts assortment and quality merchandise offerings.   We market our brand through a mix of media including television, direct mail, promotional event signage, outdoor billboards, online advertising, social media and AdvanceAutoParts.com.

In early 2011, we launched our ‘Service is our best partSM’ campaign.   The campaign was developed based on extensive research with our customers and Team Members and brings to life a new brand promise for Advance.  This campaign was successfully tested in certain markets during 2010 before being rolled out nationwide in 2011.  The campaign targets core DIY and Commercial customers and emphasizes our commitment to provide market-leading service to our customers.

Our multi-channel marketing communication plan is built around television, direct marketing, online, radio, and local marketing.  The plan is supported by public relations, in-store and event signage as well as mobile and social media through Facebook.   The television advertising is a combination of national and regional media in sports, entertainment and DIY-themed programming.  Radio advertising airs primarily during peak drive times and on weekends.  We also use Spanish-language television, radio and outdoor advertising to reach our Hispanic customers.

A final and key component of our advertising is our local marketing program highlighted by our title sponsorship of the Advance Auto Parts Monster Jam, a live family-oriented monster truck event tour and television show.  Our brand is affixed to the show, is present throughout each host arena and comes alive through the Advance Auto Parts Grinder monster trucks.  We are able to capitalize on the sponsorship at a store level through Grinder and other monster truck appearances and through store-based customer events in conjunction with the show.  In addition, AAP also sponsors various other grass-root level events intended to positively impact the individual communities we serve, including Hispanic and other ethnic communities, and to drive awareness and repeated store visits.

AI Segment

AI’s business primarily serves the Commercial market, with an emphasis on parts for imported cars, from its store locations located throughout the Northeastern and Mid-Atlantic regions of the United States and Florida. In addition, its North American Sales Division serves warehouse distributors and jobbers throughout North America. We believe AI provides a high level of service to its Commercial customers by providing quality parts, unsurpassed customer service and efficient parts delivery. As a result of its extensive sourcing network, AI is able to serve its customers in search of replacement parts for both domestic and imported cars and light trucks with a greater focus on imported parts. The vast majority of AI’s product is sold under its own proprietary brand. The AI stores offer approximately 24,000 SKUs with access to an additional 100,000 SKUs through its supply chain and local sourcing networks.

AI has significantly increased its store count since our acquisition of AI in September 2005. At January 1, 2011, we operated 194 stores under the “Autopart International” trade name in the following states:

	Number of		Number of		Number of
Location	Stores	Location	Stores	Location	Stores

Connecticut	17	Massachusetts	32	Pennsylvania	23
Delaware	1	New Hampshire	8	Rhode Island	4
Florida	38	New Jersey	16	Vermont	1
Maine	4	New York	25	Virginia	12
Maryland	13

The following table sets forth information concerning increases in the total number of our AI stores:

	2010	2009	2008	2007	2006
Beginning Stores	156	125	108	87	62
New Stores	38	32	18	21	25
Stores Closed	-	(1)	(1)	-	-
Ending Stores	194	156	125	108	87

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

Team Members

At February 26, 2011, we employed approximately 29,000 full-time Team Members and approximately 22,000 part-time Team Members. Our workforce consisted of 90% of our Team Members employed in store-level operations, 7% employed in distribution and 3% employed in our corporate offices. We have never experienced any labor disruption and are not party to any collective bargaining agreements. We believe that our Team Member relations are good.

Intellectual Property

We own a number of trade names and own and have federally registered several service marks and trademarks, including “Advance Auto Parts,” “Advance Discount Auto Parts,” “Western Auto,” “Parts America,” “Autopart International” and “PDQ®” for use in connection with the automotive parts retailing business. In addition, we own and have registered a number of trademarks for our private label brands. We believe that these trade names, service marks and trademarks are important to our merchandising strategy. We do not know of any infringing uses that would materially affect the use of these trade names and marks, and we actively defend and enforce them.

Competition

We operate in both the DIY and Commercial markets of the automotive aftermarket industry. Our primary competitors are (i) both national and regional retail chains of automotive parts stores, including AutoZone, Inc., O'Reilly Automotive, Inc. and The Pep Boys–Manny, Moe & Jack, (ii) discount stores and mass merchandisers that carry automotive products, (iii) wholesalers or jobber stores, including those associated with national parts distributors or associations, such as NAPA and Carquest, (iv) independent operators and (v) automobile dealers that supply parts. We believe that chains of automotive parts stores that, like us, have multiple locations in one or more markets, have competitive advantages in customer service, marketing, inventory selection, purchasing and distribution as compared to independent retailers and jobbers that are not part of a chain or associated with other retailers or jobbers. The principal methods of competition in our business include customer service, product offerings, availability, quality, price and store location.

Environmental Matters

We are subject to various federal, state and local laws and governmental regulations relating to the operation of our business, including those governing recycling of automotive lead-acid batteries and used automotive oil, and ownership and operation of real property. We sell consumer products containing hazardous materials as part of our business. In addition, our customers may bring automotive lead-acid batteries or used automotive oil onto our properties. We currently provide collection and recycling programs for used lead-acid batteries and used oil at substantially all of our stores as a service to our customers. Pursuant to agreements with third party vendors, lead-acid batteries and used oil are collected by our Team Members, deposited onto pallets or into vendor supplied containers and stored by us until collected by the third party vendors for recycling or proper disposal. The terms of our contracts with third party vendors provide that they are in compliance with all applicable laws and regulations. Persons who arrange for the removal, disposal, treatment or other handling of hazardous or toxic substances may be liable for the costs of removal or remediation at any affected disposal, treatment or other site affected by such substances. Based on our experience, we do not believe that there are any material environmental costs associated with the current business practice of accepting lead-acid batteries and used oil as these costs are borne by the respective third party vendors.

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
•
our vendors, because if any of our key vendors do not supply us with products on terms that are favorable to us or fail to develop new products we may not be able to meet the demands of our customers and our results of operations could be negatively affected;

•
our reputation and our brands, because our reputation is critical to our continued success.  If we fail to maintain high standards for, or receive negative publicity whether through social media or normal media channels relating to, product safety, quality or integrity, it could reduce demand for our products.  The product we sell is branded both in brands of our vendors and in our own private label brands.  If the perceived quality or value of the brands we sell declines, in the eyes of our customers, our results of operations could be negatively affected;

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

If any of these factors cause overall demand for the products we sell to decline, our business, financial condition, results of operations and cash flows could be negatively impacted.

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

We have implemented numerous initiatives as part of our business strategy to increase comparable store sales, enhance our margins and increase our return on invested capital in order to increase our earnings and cash flow. If we are unable to implement these initiatives efficiently and effectively, or if these initiatives are unsuccessful, our business, financial condition, results of operations and cash flows could be adversely affected.

Successful implementation of our business strategy also depends on factors specific to the retail automotive parts industry and numerous other factors that may be beyond our control. In addition to the aforementioned risk factors, adverse changes in the following factors could undermine our business strategy and have a material adverse affect on our business, financial condition, results of operations and cash flow:

•	the competitive environment in the automotive aftermarket parts and accessories retail sector that may force us to reduce prices below our desired pricing level or increase promotional spending;
•	our ability to anticipate changes in consumer preferences and to meet customers’ needs for automotive products (particularly parts availability) in a timely manner;
•	our ability to maintain and eventually grow DIY market share; and
•	our ability to continue our Commercial sales growth.

For that portion of our inventory manufactured outside the United States, geopolitical changes, changes in trade regulations, currency fluctuations, shipping related issues, natural disasters, pandemics and other factors beyond our control may increase the cost of items we purchase or create shortages which could have a material adverse effect on our sales and profitability.

We will not be able to expand our business if our growth strategy is not successful, including the availability of suitable locations for new store openings, the successful integration of any acquired businesses or the continued increase in supply chain capacity and efficiency, which could adversely affect our business, financial condition, results of operations and cash flows.

New Store Openings

We have increased our store count significantly from 1,729 stores at the end of Fiscal 2000 to 3,563 stores at January 1, 2011. We intend to continue to increase the number of our stores and expand the markets we serve as part of our growth strategy, primarily by opening new stores. We may also grow our business through strategic acquisitions. We do not know whether the implementation of our growth strategy will be successful. The actual number of new stores to be opened and their success will depend on a number of factors, including, among other things:

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

Supply Chain
Our store inventories are primarily replenished by shipments from our network of distribution centers, PDQ® warehouses and HUB stores.  As we service our growing store base, we will need to increase the capacity of our supply chain network in order to provide the added parts availability under our Superior Availability strategy while maintaining productivity and profitability expectations. We cannot be assured of the availability of potential locations on lease or purchase terms that would be acceptable to us, of our ability to integrate those new locations into our existing supply chain network or of our ability to increase the productivity and efficiency of our overall supply chain network to desired levels.

We depend on the services of many qualified Team Members, whom we may not be able to attract and retain.

Our success depends to a significant extent on the continued services and experience of our Team Members. At February 26, 2011, we employed approximately 51,000 Team Members. We may not be able to retain our current qualified Team Members or attract and retain additional qualified Team Members that may be needed in the future. Our ability to maintain an adequate number of qualified Team Members is highly dependent on an attractive and competitive compensation and benefits package. If we fail or are unable to maintain such a package, our customer service and execution levels could suffer by reason of a declining quality of our workforce, which could adversely affect our business, financial condition, results of operations and cash flows.

Deterioration in general macro-economic conditions, including unemployment, inflation or deflation, consumer debt levels, high fuel and energy costs, uncertain credit markets or other recessionary type conditions could have a negative impact on our business, financial condition, results of operations and cash flows.

Deterioration in general macro-economic conditions impacts us through (i) potential adverse effects from deteriorating and uncertain credit markets (ii) the negative impact on our suppliers and customers and (iii) an increase in operating costs from higher energy prices.

Impact of Credit Market Uncertainty

Significant deterioration in the financial condition of large financial institutions in 2008 and 2009 resulted in a severe loss of liquidity and available credit in global credit markets and in more stringent borrowing terms.  Our overall credit rating may be negatively impacted by deteriorating and uncertain credit markets. The interest rates on our revolving credit facility are linked directly to our credit ratings. Accordingly, any negative impact on our credit rating would likely result in higher interest rates and interest expense on borrowed funds and less favorable terms on other operating and financing arrangements. Additionally, we may be limited in our ability to borrow additional funds to finance our operations. It is possible that one or more of the banks that provide us with financing under our revolving credit facility may fail to honor the terms of our existing credit facility or be financially unable to provide the unused credit. An inability to obtain sufficient financing at cost-effective rates could have a materially adverse affect on our business, financial condition, results of operations and cash flows.

Impact on our Suppliers

Our business depends on developing and maintaining close relationships with our suppliers and on our suppliers' ability and/or willingness to sell quality products to us at favorable prices and terms. Many factors outside of our control may harm these relationships and the ability or willingness of these suppliers to sell us products on favorable terms.  One such factor is a general decline in the economy and economic conditions and prolonged recessionary conditions.  These events could negatively affect our suppliers’ operations and make it difficult for them to obtain the credit lines or loans necessary to finance their operations in the short-term or long-term and meet our product requirements.  Financial or operational difficulties that some of our suppliers may face could also increase the cost of the products we purchase from them or our ability to source product from them. We might not be able to pass our increased costs onto our customers. In addition, the trend towards consolidation among automotive parts suppliers as well as the off-shoring of manufacturing capacity to foreign countries may disrupt or end our relationship with some suppliers, and could lead to less competition and result in higher prices.  We could also be negatively impacted by suppliers who might experience bankruptcies, work stoppages, labor strikes or other interruptions to or difficulties in the manufacture or supply of the products we purchase from them.

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

Impact on Operating Expenses

Rising energy prices could directly impact our operating costs, including our merchandise distribution, commercial delivery, utility and product costs.

Because we are involved in litigation from time to time, and are subject to numerous laws and governmental regulations, we could incur substantial judgments, fines, legal fees and other costs.

We are sometimes the subject of complaints or litigation from customers, employees or other third parties for various actions. From time to time, we are involved in litigation involving claims related to, among other things, breach of contract, tortious conduct, employment law matters, payment of wages, asbestos exposure, real estate, and product defects. The damages sought against us in some of these litigation proceedings are substantial. Although we maintain liability insurance for some litigation claims, if one or more of the claims were to greatly exceed our insurance coverage limits or if our insurance policies do not cover a claim, this could have a material adverse affect on our business, financial condition, results of operations and cash flows.

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

Business interruptions may negatively impact our store hours, operability of our computer systems and the availability and cost of merchandise which may adversely impact our sales and profitability.

War or acts of terrorism, hurricanes, tornados, earthquakes or other natural disasters, or the threat of any of these calamities or others, may have a negative impact on our ability to obtain merchandise available for sale in our stores, result in certain of our stores being closed for an extended period of time, negatively affect the lives of our customers or team members, or otherwise negatively impact our operations. Some of our merchandise is imported from other countries. If imported goods become difficult or impossible to import into the United States, and if we cannot obtain such merchandise from other sources at similar costs, our sales and profit margins may be negatively affected.

In the event that commercial transportation is curtailed or substantially delayed, our business may be adversely impacted, as we may have difficulty receiving merchandise from our suppliers and shipping it to our stores.

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

We rely extensively on our computer systems and the systems of our business partners to manage inventory, process transactions and report results.  Any such systems are subject to damage or interruption from power outages, telecommunication failures, computer viruses, security breaches and catastrophic events.  If our computer systems or those of our business partners fail we may experience loss of critical data and interruptions or delays in our ability to process transactions and manage inventory.  Any such loss, if widespread or extended, could adversely affect the operation of our business and our results of operations.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The following table sets forth certain information relating to our distribution and other principal facilities:

Facility	Opening Date	Area Served	Size (Sq. ft.)(1)	Nature of Occupancy

Main Distribution Centers:
Roanoke, Virginia	1988	Mid-Atlantic	433,681	Leased
Lehigh, Pennsylvania	2005	Northeast	655,991	Owned
Lakeland, Florida	1982	South, Offshore	552,796	Owned
Gastonia, North Carolina	1969	North Carolina, South Carolina	634,472	Owned
Gallman, Mississippi	1999	Southwest, Midwest	388,168	Owned
Salina, Kansas	1971	West, Midwest	413,500	Owned
Delaware, Ohio	1972	Midwest	480,100	Owned
Thomson, Georgia	1999	Southeast	374,400	Owned

Master PDQ® Warehouse:
Andersonville, Tennessee	1998	All	113,300	Leased

PDQ® Warehouses:
Youngwood, Pennsylvania	1998	East	48,320	Leased
Riverside, Missouri	1999	West	43,912	Leased
Temple, Texas	1999	Southwest	61,343	Leased
Altamonte Springs, Florida	1996	Central and Northeast Florida	10,000	Owned
Jacksonville, Florida	1997	Southeastern Georgia	12,712	Owned
Tampa, Florida	1997	West Central Florida	10,000	Owned
Hialeah, Florida	1997	South Florida	12,500	Owned
West Palm Beach, Florida	1998	Southeastern Florida, South	13,300	Leased
		Alabama and Southeastern Mississippi
Mobile, Alabama	1998	Florida Panhandle	10,000	Owned
Atlanta, Georgia	1999	Georgia	16,786	Leased
Tallahassee, Florida	1999	Northwest Florida	10,000	Owned
Fort Myers, Florida	1999	Southwest Florida	14,330	Owned
Brooklyn Heights, Ohio	2008	Cleveland, Ohio	22,000	Leased
Chicago, Illinois	2009	Mid-West	42,600	Leased
Rochester, New York	2009	Northeast	40,000	Leased
Leicester, Massachussetts	2009	Northeast	34,200	Leased
Washington, DC	2009	East	33,124	Leased
Houston, Texas	2009	Southwest	36,340	Leased
Denver, Colorado	2009	West	25,400	Leased
West Deptford, New Jersey	2009	East	33,029	Leased
Indianapolis, Indiana	2010	Mid-West	37,850	Leased
Durham, North Carolina	2010	East	41,652	Leased

Corporate/Administrative Offices:
Roanoke, Virginia	2002	All	256,391	Leased
Minneapolis, Minnesota	2008	All	51,674	Leased

AI Properties:
Norton, Massachusetts	2006	AI corporate office	30,000	Leased
Norton, Massachusetts	2006	Primarily Northeast and	317,500	Leased
		Mid-Atlantic

(1)	Square footage amounts exclude adjacent office space.

At January 1, 2011, we owned 696 of our stores and leased 2,867 stores. The expiration dates, including the exercise of renewal options, of the store leases are summarized as follows:

Years	AAP Stores	AI Stores	Total
2010-2011	21	7	28
2012-2016	223	72	295
2017-2021	634	68	702
2022-2031	745	47	792
2032-2041	925	-	925
2042-2069	125	-	125
	2,673	194	2,867

Item 3. Legal Proceedings.

We currently and from time to time are involved in litigation incidental to the conduct of our business, including litigation arising from claims of employment discrimination or other types of employment matters as a result of claims by current and former employees. Although we diligently defend against these claims, we may enter into discussions regarding settlement of these and other lawsuits, and may enter into settlement agreements, if we believe settlement is in the best interests of the Company and our shareholders. The damages claimed against us in some of these proceedings are substantial. Although the amount of liability that may result from these matters cannot be ascertained, we do not currently believe that, in the aggregate, they will result in liabilities material to our consolidated financial condition, future results of operations or cash flow.

Our Western Auto subsidiary, together with other defendants including automobile manufacturers, automotive parts manufacturers and other retailers, has been named as a defendant in lawsuits alleging injury as a result of exposure to asbestos-containing products. We and some of our other subsidiaries also have been named as defendants in many of these lawsuits. The plaintiffs have alleged that these products were manufactured, distributed and/or sold by the various defendants. These products have primarily included brake parts. Many of the cases pending against us or our subsidiaries are in the early stages of litigation. The damages claimed against the defendants in some of these proceedings are substantial. Additionally, some of the automotive parts manufacturers named as defendants in these lawsuits have declared bankruptcy, which will limit plaintiffs’ ability to recover monetary damages from those defendants. Although we diligently defend against these claims, we may enter into discussions regarding settlement of these and other lawsuits, and may enter into settlement agreements, if we believe settlement is in the best interests of the Company and our shareholders. We also believe that many of these claims are at least partially covered by insurance. Based on discovery to date, we do not believe the cases currently pending will have a material adverse effect on us. However, if we were to incur an adverse verdict in one or more of these claims and were ordered to pay damages that were not covered by insurance, these claims could have a material adverse effect on our operating results, financial position and liquidity. If the number of claims filed against us or any of our subsidiaries alleging injury as a result of exposure to asbestos-containing products increases substantially, the costs associated with concluding these claims, including damages resulting from any adverse verdicts, could have a material adverse effect on our operating results, financial position and liquidity in future periods.

Item 4. Reserved.

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed on the New York Stock Exchange, or NYSE, under the symbol "AAP." The table below sets forth the high and low sale prices per share for our common stock, as reported by the NYSE, for the fiscal periods indicated.

	High	Low
Fiscal Year Ended January 1, 2011
Fourth Quarter	$69.51	$58.28
Third Quarter	$60.21	$51.30
Second Quarter	$53.21	$42.19
First Quarter	$46.34	$38.38
Fiscal Year Ended January 2, 2010
Fourth Quarter	$41.77	$36.11
Third Quarter	$47.41	$37.31
Second Quarter	$45.59	$40.50
First Quarter	$44.64	$29.50

The closing price of our common stock on February 26, 2011 was $62.63. At February 26, 2011, there were 321 holders of record of our common stock (which does not include the number of individual beneficial owners whose shares were held on their behalf by brokerage firms in street name).

Our Board of Directors has declared a $0.06 per share quarterly cash dividend since its inception in Fiscal 2006. Any payments of dividends in the future will be at the discretion of our Board of Directors and will depend upon our results of operations, cash flows, capital requirements and other factors deemed relevant by our Board of Directors.

The following table sets forth information with respect to repurchases of our common stock for the quarter ended January 1, 2011 (amounts in thousands, except per share amounts);

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs (2)(3)

October 10, 2010, to November 6, 2010	1	$64.94	-	$279,336
November 7, 2010, to December 4, 2010	1,398	66.44	1,375	187,938
December 5, 2010, to January 1, 2011	990	67.07	990	121,564

Total	2,389	$66.70	2,365	$121,564

(1)
In addition to the shares of common stock we repurchased under our $300 million stock repurchase program, we repurchased 24,000 shares of our common stock at an aggregate cost of $1.6 million in connection with the net settlement of shares issued as a result of the vesting of restricted stock during the twelve weeks ended January 1, 2011.

(2)
Except as noted in footnote 1 above, all of the above repurchases were made on the open market at prevailing market rates plus related expenses under our stock repurchase program, which authorized the repurchase of up to $300 million in common stock. Our stock repurchase program was authorized by our Board of Directors and publicly announced on August 10, 2010. Our $300 million stock repurchase program replaced our prior $500 million stock repurchase program.

Stock Price Performance

The following graph shows a comparison of the cumulative total return on our common stock, the Standard & Poor’s 500 Index and the Standard & Poor’s 500 Specialty Retail Index. The graph assumes that the value of an investment in our common stock and in each such index was $100 on December 31, 2005, and that any dividends have been reinvested. The comparison in the graph below is based solely on historical data and is not intended to forecast the possible future performance of our common stock.

COMPARISON OF CUMULATIVE TOTAL RETURN AMONG
ADVANCE AUTO PARTS, INC., S&P 500 INDEX
AND S&P 500 SPECIALTY RETAIL INDEX

Company / Index	Dec 31, 2005	Dec 30, 2006	Dec 29, 2007	Jan 3, 2009	Jan 2, 2010	Jan 1, 2011
Advance Auto Parts	$100	$82.36	$88.96	$80.11	$95.56	$156.86
S&P 500 Index	100	115.79	123.00	79.39	97.34	112.00
S&P 500 Specialty Retail Index	100	106.64	84.66	67.36	86.26	104.75

Item 6.                      Selected Consolidated Financial Data.

The following table sets forth our selected historical consolidated statement of operations, balance sheet and other operating data. Included in this table are key metrics and operating results used to measure our financial progress. The selected historical consolidated financial and other data at January 1, 2011 and January 2, 2010 and for the three years ended January 1, 2011 have been derived from our audited consolidated financial statements and the related notes included elsewhere in this report. The historical consolidated financial and other data at January 3, 2009, December 29, 2007 and December 30, 2006 and for the years ended December 29, 2007 and December 30, 2006 have been derived from our audited consolidated financial statements and the related notes that have not been included in this report. You should read this data along with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and our consolidated financial statements and the related notes included elsewhere in this report.

	Fiscal Year (1)

	2010	2009	2008	2007	2006
	(in thousands, except per share data, store data and ratios)

Statement of Operations Data:
Net sales	$5,925,203	$5,412,623	$5,142,255	$4,844,404	$4,616,503
Cost of sales (2)	2,963,888	2,768,397	2,743,131	2,585,665	2,472,203
Gross profit	2,961,315	2,644,226	2,399,124	2,258,739	2,144,300
Selling, general and administrative expenses	2,376,382	2,189,841	1,984,197	1,842,310	1,740,950
Operating income	584,933	454,385	414,927	416,429	403,350
Interest expense	(26,861)	(23,337)	(33,729)	(34,809)	(35,992)
Gain on extinguishment of debt	-	-	-	-	986
Other income (expense), net	(1,017)	607	(506)	1,014	1,571
Income before provision
for income taxes	557,055	431,655	380,692	382,634	369,915
Income tax expense	211,002	161,282	142,654	144,317	138,597
Net income	346,053	270,373	238,038	238,317	231,318

Per Share Data:
Net income per basic share	$4.00	$2.85	$2.51	$2.29	$2.18
Net income per diluted share	$3.95	$2.83	$2.49	$2.28	$2.16
Cash dividends declared per basic share	$0.24	$0.24	$0.24	$0.24	$0.24
Weighted average basic shares outstanding	86,082	94,459	94,655	103,826	106,129
Weighted average diluted shares outstanding	87,155	95,113	95,205	104,637	107,124

Cash flows provided by (used in):
Operating activities	$666,159	$699,690	$478,739	$410,542	$333,604
Investing activities	(199,350)	(185,539)	(181,609)	(202,143)	(258,642)
Financing activities	(507,618)	(451,491)	(274,426)	(204,873)	(104,617)

Balance Sheet and Other Financial Data:
Cash and cash equivalents	$59,209	$100,018	$37,358	$14,654	$11,128
Inventory	$1,863,870	$1,631,867	$1,623,088	$1,529,469	$1,463,340
Inventory turnover(3)	1.70	1.70	1.74	1.73	1.75
Inventory per store(4)	$523	$477	$482	$469	$475
Accounts payable to inventory ratio(5)	71.0%	61.2%	57.2%	55.1%	53.2%
Net working capital(6)	$276,222	$421,591	$442,632	$456,897	$498,553
Capital expenditures	$199,585	$192,934	$184,986	$210,600	$258,586
Total assets	$3,354,217	$3,072,963	$2,964,065	$2,805,566	$2,682,681
Total debt	$301,824	$204,271	$456,164	$505,672	$477,240
Total net debt(7)	$252,171	$113,781	$439,394	$521,018	$500,318
Total stockholders' equity	$1,039,374	$1,282,365	$1,075,166	$1,023,795	$1,030,854

Selected Store Data and Performance Measures:
Comparable store sales growth (8)	8.0%	5.3%	1.5%	0.7%	1.6%
Number of stores at beginning of year	3,420	3,368	3,261	3,082	2,872
New stores	148	107	127	196	215
Closed stores	(5)	(55)	(20)	(17)	(5)
Number of stores, end of period	3,563	3,420	3,368	3,261	3,082
Relocated stores	12	10	10	29	47
Stores with commercial delivery program, end of period	3,212	3,024	2,880	2,712	2,526
Total commercial sales, as a percentage of total sales (in 000s)	34.2%	32.0%	29.5%	26.6%	25.0%
Average net sales per store (in 000s)(9)	$1,697	$1,595	$1,551	$1,527	$1,551
Operating income per store (in 000s)(10)	$168	$134	$125	$131	$135
Gross margin return on inventory(11)	$5.05	$3.98	$3.47	$3.29	$3.29
Total store square footage, end of period (in 000s)	25,950	24,973	24,711	23,982	22,753

(1)	Our fiscal year consists of 52 or 53 weeks ending on the Saturday nearest to December 31st. All fiscal years presented are 52 weeks, with the exception of Fiscal 2008 which consisted of 53 weeks.
(2)	Cost of sales includes a non-cash inventory adjustment of $37,500 recorded in Fiscal 2008 due to a change in our inventory management approach for slow moving inventory.
(3)	Inventory turnover is calculated as cost of sales divided by the average of beginning and ending inventories.

(4)	Inventory per store is calculated as ending inventory divided by ending store count.
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

(9)
Average net sales per store is calculated as net sales divided by the average of the beginning and the ending number of stores for the respective period. Excluding the net sales impact of the 53rd week of Fiscal 2008 of approximately $88,800, average net sales per store in Fiscal 2008 was $1,524.

(10)
Operating income per store is calculated as operating income divided by the average of beginning and ending total store count for the respective period. Operating income per store for Fiscal 2009 was $142 excluding the $26,100 impact of store divestitures. Excluding the operating income impact of the 53rd week of Fiscal 2008 of approximately $15,800 and a $37,500 non-cash inventory adjustment, operating income per store in Fiscal 2008 was $132.

(11)
Gross margin return on inventory is calculated as gross profit divided by an average of beginning and ending inventory, net of accounts payable and financed vendor accounts payable. Excluding the gross profit impact of the 53rd week of Fiscal 2008 of approximately $44,000 and a $37,500 non-cash inventory adjustment, gross margin return on inventory in Fiscal 2008 was $3.37.

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

Introduction

We are a leading specialty retailer of automotive aftermarket parts, accessories, batteries and maintenance items primarily operating within the United States. Our stores carry an extensive product line for cars, vans, sport utility vehicles and light trucks. We serve both DIY and Commercial customers. At January 1, 2011, we operated 3,563 stores throughout 39 states, Puerto Rico and the Virgin Islands.

We operate in two reportable segments: Advance Auto Parts, or AAP, and Autopart International Inc., or AI.  The AAP segment is comprised of our store operations within the United States, Puerto Rico and the Virgin Islands which operate under the trade names “Advance Auto Parts,” “Advance Discount Auto Parts” and “Western Auto.” At January 1, 2011, we operated 3,369 stores in the AAP segment, of which 3,343 stores operated under the trade names “Advance Auto Parts” and “Advance Discount Auto Parts” throughout 39 states in the Northeastern, Southeastern and Midwestern regions of the United States. These stores offer automotive replacement parts, accessories and maintenance items.  In addition, we operated 26 stores under the “Advance Auto Parts” and “Western Auto” trade names, located in Puerto Rico and the Virgin Islands, or Offshore.

At January 1, 2011, we operated 194 stores in the AI segment under the “Autopart International” trade name. We acquired AI in September 2005. AI’s business primarily serves the Commercial market from its store locations in the Northeastern and Mid-Atlantic regions of the United States and Florida. In addition, its North American Sales Division services warehouse distributors and jobbers throughout North America.

Management Overview

During Fiscal 2010, we produced favorable financial results primarily due to strong comparable store sales growth, an increase in our gross profit rate and the repurchase of shares of our common stock resulting in earnings per diluted share, or diluted EPS, of $3.95 compared to $2.83 in Fiscal 2009. Our strong earnings and favorable management of working capital during Fiscal 2010 have generated significant operating cash flow that allowed us to invest in business initiatives related to our key strategies and repurchase shares of our common stock.

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

Fiscal 2010 Highlights

Highlights from our Fiscal 2010 include:

Financial

•	Total sales during Fiscal 2010 increased 9.5% to $5,925.2 million as compared to Fiscal 2009, primarily driven by an 8.0% increase in comparable store sales.

•	Our gross profit rate increased 113 basis points as compared to Fiscal 2009.

•
Our selling, general and administrative, or SG&A, expense rate decreased 35 basis points as compared to Fiscal 2009, and increased 13 basis points when excluding the impact of store divestiture expenses in Fiscal 2009.

•
We generated operating cash flow of $666.2 million during Fiscal 2010, and used available cash to repurchase 13.0 million shares of our common stock under our stock repurchase plans at a cost of $633.9 million, or an average price of $48.67 per share.

Other

•	We issued $300 million of senior unsecured notes in April 2010 with an interest of 5.75% due in 2020.

•
Subsequent to the end of Fiscal 2010, we repurchased 1.9 million shares of our common stock, which completed the availability under our $300 million stock repurchase program.  On February 8, 2011 our Board of Directors authorized a new $500 million stock repurchase program.

Business Update

Our positive financial results in Fiscal 2010 are a result of the investments we have made in each of our four key strategies over the past three years, the successful execution of the initiatives supporting each of our strategies and favorable conditions in the automotive aftermarket. Our initial focus on our Commercial Acceleration and Availability Excellence strategies has resulted in consistent double-digit increases in our Commercial comparable store sales and strong overall gross profit improvement over this timeframe. Through our DIY Transformation and

Superior Experience strategies, our DIY sales have also improved throughout Fiscal 2010 as a result of a renewed focus on customer service. In Fiscal 2010, we narrowed our focus on fewer customer facing initiatives to ensure we consistently execute these initiatives in an effort to provide better customer service while decelerating our pace of incremental spending. In Fiscal 2011, we have begun to focus on differentiating Advance from our competition through our commitment to exceptional service which is reflected in our new promise, ‘Service is our best partSM’ and the convergence of our four key strategies into two strategies – Service Leadership and Superior Availability. Through these two strategies, we believe we can continue to build on the initiatives discussed below and produce favorable financial results.

Our comparable store sales results for Fiscal 2010 were comprised of favorable Commercial and DIY sales results. Our Commercial sales, as a percentage of total sales, increased to 34% for Fiscal 2010 as compared to 32% for Fiscal 2009. Over the past three years we have completed incremental investments in additional parts professionals, delivery trucks and drivers in approximately half of our AAP stores with Commercial programs. We decelerated our pace of completing these investments during the second half of Fiscal 2010 and will continue to roll out these investments to the entire store chain at a more moderate rate over the next two years. Our growth in Commercial is dependent on the previous investments we have made and plan on making in the future and maintaining successful relationships with our existing customers and attracting new customers. If we succeed in these strategies, we anticipate the pace of our growth in Commercial to continue to exceed the pace of DIY growth. Our e-commerce website is also expected to contribute to our Commercial sales due to the completion of the roll out of our business-to-business platform during the fourth quarter of Fiscal 2010. The continued growth in our Commercial sales emphasizes our focus on an integrated service model and our goal of achieving a 50/50 mix of Commercial and DIY sales.

Our DIY initiatives include the ongoing improvement of our customer driven staffing model, rollout of more effective training programs and a number of marketing strategies. We are utilizing a more focused marketing approach to better target our highest potential customers and our underserved customers, which has resulted in a more effective use of our advertising spending.  Our re-launched e-commerce website has been operational for five complete fiscal quarters and is beginning to contribute favorably to our DIY sales results. On an ongoing basis, we closely monitor independent customer satisfaction scores for both Commercial and DIY customers, as a measure of customer service and product availability, and have experienced improvement since the program’s inception.

Both our Commercial and DIY sales have benefitted from our added parts availability and merchandising initiatives. We added many new brands to our parts offering in Fiscal 2009 and we continued to rollout custom assortments of product in our stores in Fiscal 2010. We continue to complete additions to our supply chain network to increase our ability to get the right product to our customers. As of January 1, 2011, we were supporting multiple daily deliveries to a majority of our stores from our 176 HUB stores and 31 Parts Delivered Quickly, or PDQ®, facilities. Our HUB stores are larger stores that stock a wider selection and greater supply of inventory. In addition to driving sales, we believe these initiatives are responsible for the continued improvement in our gross profit rate.  Our gross profit rate for Fiscal 2010 increased 113 basis points compared to Fiscal 2009.  We experienced gross profit rate improvements in both parts and non-parts categories resulting from the custom mix availability, price optimization and other merchandising capabilities and the impact of our growing global sourcing operation. We plan to continue increasing the amount of product we source globally which is expected to provide us significant gross profit improvement and allow us to more quickly source the products our customers need.

Automotive Aftermarket Industry

The automotive aftermarket industry benefitted in 2010 from the economic environment as people kept their vehicles longer. Other favorable industry dynamics which existed throughout most of 2010 included:

•	modest increase in miles driven;
•	increase in number and average age of vehicles; and
•	relatively stable gas prices.

Many of these favorable industry dynamics are continuing into 2011. We anticipate miles driven will continue to increase over the long-term future based on historical trends and the increasing number of vehicles on the road; however, there is the potential of market pressure from the recent increase in gas prices and the rebound of new car sales. We believe that our focus on differentiating through our strategies of Service Leadership and Superior Availability will allow us to continue to increase our share of the total automotive aftermarket with a higher growth potential driven by the more fragmented Commercial market.

Store Development by Segment

The following table sets forth the total number of new, closed and relocated stores and stores with Commercial delivery programs during Fiscal 2010, 2009 and 2008. We lease approximately 80% of our stores.

AAP
	Fiscal Year
	2010	2009	2008
Number of stores at beginning of year	3,264	3,243	3,153
New stores	110	75	109
Closed stores	(5)	(54)	(19)
Number of stores, end of period	3,369	3,264	3,243
Relocated stores	9	6	10
Stores with commercial delivery programs	3,018	2,868	2,755

AI
	Fiscal Year
	2010	2009	2008
Number of stores at beginning of year	156	125	108
New stores	38	32	18
Closed stores	-	(1)	(1)
Number of stores, end of period	194	156	125
Relocated stores	3	4	-
Stores with commercial delivery programs	194	156	125

During Fiscal 2011, we anticipate adding 110 to 120 AAP and 10 to 20 AI stores and closing approximately 10 total stores.

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

Selling, General and Administrative Expenses

SG&A expenses consist of store payroll, store occupancy (including rent and depreciation), advertising expenses, Commercial delivery expenses, other store expenses and general and administrative expenses, including salaries and related benefits of store support center Team Members, share-based compensation expense, store support center administrative office expenses, data processing, professional expenses, self-insurance costs, closed store expense, impairment charges, if any, and other related expenses. See Note 2 to our consolidated financial statements for additional discussion of these costs.

Consolidated Results of Operations

The following table sets forth certain of our operating data expressed as a percentage of net sales for the periods indicated.

	Fiscal Year Ended
	January 1,	January 2,	January 3,
	2011	2010	2009

Net sales	100.0%	100.0%	100.0%
Cost of sales	50.0	51.1	53.3
Gross profit	50.0	48.9	46.7
Selling, general and administrative expenses	40.1	40.5	38.6
Operating income	9.9	8.4	8.1
Interest expense	(0.5)	(0.4)	(0.7)
Other income, net	(0.0)	0.0	(0.0)
Income tax expense	3.6	3.0	2.8
Net income	5.8	5.0	4.6

Fiscal 2010 Compared to Fiscal 2009

Net Sales

Net sales for Fiscal 2010 were $5,925.2 million, an increase of $512.6 million, or 9.5%, over net sales for Fiscal 2009. This growth was primarily due to an increase in comparable store sales and sales from new AAP and AI stores opened within the last year.

AAP produced sales of $5,691.1 million, an increase of $472.8 million, or 9.1%, over Fiscal 2009. The AAP comparable store sales increase was driven by an increase in average ticket sales as well as an increase in overall customer traffic. AI produced sales of $249.5 million, an increase of $46.9 million, or 23.2%, over Fiscal 2009.

	2010			2009
	AAP	AI	Total	AAP	AI	Total
Comp Store Sales %	8.1%	7.0%	8.0%	5.1%	9.9%	5.3%
Net Stores Opened	105	38	143	21	31	52

Gross Profit

Gross profit for Fiscal 2010 was $2,961.3 million, or 50.0% of net sales, as compared to $2,644.2 million, or 48.9% of net sales, in Fiscal 2009, or an increase of 113 basis points. This increase in gross profit as a percentage of net sales was driven by improved merchandising and pricing capabilities (such as price optimization), improved parts availability and supply chain efficiencies. We believe the added parts availability has been a primary driver of our increase in parts sales, which generally contribute a higher gross profit. Favorable product costs from global sourcing are beginning to drive improvements in our gross profit on accessories.

SG&A Expenses

SG&A expenses for Fiscal 2010 were $2,376.4 million, or 40.1% of net sales, as compared to $2,189.8 million, or 40.5% of net sales, for Fiscal 2009, representing a decrease of 35 basis points. This overall decrease in SG&A expenses was primarily due to the absence of store divestiture costs in Fiscal 2010, leverage in occupancy and other fixed costs driven by our 8.0% comparable store sales increase in Fiscal 2010 and a planned decrease in incremental spending on our strategic capabilities, partially offset by increased incentive compensation and advertising.

Operating Income

Operating income for Fiscal 2010 was $584.9 million, representing 9.9% of net sales, as compared to $454.4 million, or 8.4% of net sales, for Fiscal 2009, or an increase of 148 basis points. This increase in operating income, as a percentage of net sales, reflects a significant increase in sales and gross profit rate combined with a slightly lower SG&A expense rate.

AAP produced operating income of $580.4 million, or 10.2% of net sales, for Fiscal 2010 as compared to $446.8 million, or 8.6% of net sales, for Fiscal 2009. AI generated operating income for Fiscal 2010 of $4.5 million as compared to $7.6 million for Fiscal 2009. AI’s operating income decreased during Fiscal 2010 primarily due to a lower gross profit rate as well as higher SG&A expenses associated with the acceleration of new store openings.

Interest Expense

Interest expense for Fiscal 2010 was $26.9 million, or 0.5% of net sales, as compared to $23.3 million, or 0.4% of net sales, in Fiscal 2009. The increase in interest expense as a percentage of sales is primarily a result of the amortization of previously recorded unrecognized losses in accumulated other comprehensive loss over the remaining life of interest rate swaps. The swaps are associated with bank debt which we repaid near the beginning of the second quarter.

Income Taxes

Income tax expense for Fiscal 2010 was $211.0 million, as compared to $161.3 million for Fiscal 2009. Our effective income tax rate was 37.9% and 37.4% for Fiscal 2010 and Fiscal 2009, respectively.

Net Income

Net income was $346.1 million, or $3.95 per diluted share, for Fiscal 2010 as compared to $270.4 million, or $2.83 per diluted share, for Fiscal 2009. As a percentage of net sales, net income for Fiscal 2010 was 5.8%, as compared to 5.0% for Fiscal 2009. The increase in diluted earnings per share was primarily due to growth in our operating income and the decrease in our average share count as a result of our repurchase of 13.0 million shares of our common stock over the last year.

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

SG&A Expenses

SG&A expenses for Fiscal 2009 were $2,189.8 million, or 40.5% of net sales, as compared to $1,984.2 million, or 38.6% of net sales, for Fiscal 2008, or an increase of 187 basis points. Store divestiture expenses comprised 48 basis points of the increase in SG&A expenses as a percentage of net sales. The remaining increase was primarily due to:

•	increased investments in store labor and Commercial sales force;
•	higher incentive compensation driven by the favorable financial results in fiscal 2009; and
•	continued investments to improve our gross profit rate and to operate our new e-commerce operation.

These increases were partially offset by lower advertising expenses and occupancy expense leverage. Excluding store divestitures, this increase in SG&A expenses is primarily linked to the targeted investments we are making to support each of our four key strategies which have already begun to yield benefits in our sales and gross profit results. While our transformation will require continued investments in areas such as Commercial, e-commerce and global sourcing, management plans to balance increases in fixed and variable SG&A expenses relative to our sales growth.

Operating Income

Operating income for Fiscal 2009 was $454.4 million, or 8.4% of net sales, as compared to $414.9 million, or 8.1% of net sales, in Fiscal 2008, or an increase of 33 basis points. This increase in operating income, as a percentage of net sales, reflects an increase in gross profit partially offset by higher SG&A expenses. The increase in SG&A expenses reflects many of the investments we are making in our business with short-term benefits already being realized in net sales and gross profit resulting in an overall net increase in profitability. The Fiscal 2009 increase in our operating income also benefited from the $37.5 million non-cash inventory adjustment, partially offset by the approximately $15.8 million impact from the 53rd week, in Fiscal 2008.

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

Net Income

Net income was $270.4 million, or $2.83 per diluted share, for Fiscal 2009, as compared to $238.0 million, or $2.49 per diluted share, for Fiscal 2008. As a percentage of net sales, net income for Fiscal 2009 was 5.0%, as compared to 4.6% for Fiscal 2008. The increase in diluted earnings per share was primarily due to growth in our operating income.

Quarterly Consolidated Financial Results (in thousands, except per share data)

	16-Weeks	12-Weeks	12-Weeks	12-Weeks	16-Weeks	12-Weeks	12-Weeks	12-Weeks
	Ended	Ended	Ended	Ended	Ended	Ended	Ended	Ended
	4/25/2009	7/18/2009	10/10/2009	1/2/2010	4/24/2010	7/17/2010	10/9/2010	1/1/2011
Net sales	$1,683,636	$1,322,844	$1,262,576	$1,143,567	$1,830,606	$1,417,956	$1,406,511	$1,270,130
Gross profit	821,988	652,650	621,459	548,129	910,777	715,268	707,785	627,485
Net income	93,585	80,330	61,979	34,479	109,431	100,911	87,598	48,113

Net income per share:
Basic	$0.99	$0.84	$0.65	$0.37	$1.20	$1.18	$1.04	$0.58
Diluted	$0.98	$0.83	$0.65	$0.36	$1.19	$1.16	$1.03	$0.57

Liquidity and Capital Resources

Overview of Liquidity

Our primary cash requirements to maintain our current operations include payroll and benefits, the purchase of inventory, contractual obligations and capital expenditures as well as the payment of quarterly cash dividends and income tax payments. In addition, we have used available funds to repay borrowings under our revolving credit facility and periodically repurchase shares of our common stock under our stock repurchase program. We have funded these requirements primarily through cash generated from operations, supplemented by borrowings under our credit facilities as needed. We believe funds generated from our expected results of operations, available cash and cash equivalents, and available borrowings under our revolving credit facility will be sufficient to fund our primary obligations for the next fiscal year.

At January 1, 2011, our cash and cash equivalents balance was $59.2 million, a decrease of $40.8 million compared to January 2, 2010 (the end of Fiscal 2009). This decrease in cash primarily resulted from the use of our available cash from operations and long-term borrowings to purchase property and equipment and repurchase shares of our common stock. Additional discussion of our cash flow results, including the comparison of Fiscal 2010 activity to Fiscal 2009, is set forth in the Analysis of Cash Flows section.

At January 1, 2011, our outstanding indebtedness was $301.8 million, or $97.6 million higher when compared to January 2, 2010, and consisted of borrowings of $298.8 million under our senior unsecured notes, $2.6 million outstanding on an economic development note and $0.4 million outstanding under other financing arrangements. Additionally, we had $92.6 million in letters of credit outstanding, which reduced our total availability under our revolving credit facility to $657.4 million. The letters of credit serve as collateral for our self-insurance policies and our routine purchases of imported merchandise.

Capital Expenditures

Our primary capital requirements have been the funding of our continued new store openings, store relocations, maintenance of existing stores, the construction and upgrading of distribution centers, and the development of both proprietary and purchased information systems. Our capital expenditures were $199.6 million in Fiscal 2010, or $6.7 million more than Fiscal 2009. During Fiscal 2010, we opened 110 AAP stores and 38 AI stores, remodeled 9 AAP stores and relocated 9 AAP and 3 AI stores.

Our future capital requirements will depend in large part on the number of and timing for new stores we open within a given year and the investments we make in information technology and supply chain networks. We anticipate adding approximately 110 to 120 AAP and 10 to 20 AI stores and closing approximately 10 total stores during Fiscal 2011. We expect to relocate and remodel existing stores only in the normal course of business.

We also plan to make continued investments in the maintenance of our existing stores and supply chain network and to invest in new information systems to support our key strategies. In Fiscal 2011, we anticipate that our capital expenditures will be approximately $275.0 million to $300.0 million. The increase in capital expenditures over Fiscal 2010 will be primarily driven by supply chain investments as part of our Superior Availability strategy. These expenditures include a new warehouse management system and costs associated with the completion of our Remington, IN distribution center scheduled to open in late 2011.

Stock Repurchase Program

Our stock repurchase program allows us to repurchase our common stock on the open market or in privately negotiated transactions from time to time in accordance with the requirements of the SEC.

During Fiscal 2010, we repurchased an aggregate of 13.0 million shares of our common stock at a cost of $633.9 million, or an average price of $48.67 per share. Of these, we repurchased 2.7 million shares at a cost of $178.4 million under our $300 million stock repurchase program authorized by our Board of Directors on August 10, 2010, and 10.3 million shares at a cost of $455.5 million under our $500 million stock repurchase program authorized by our Board of Directors on February 16, 2010. At January 1, 2011, we had $121.6 million remaining under the $300 million stock repurchase program.

At January 1, 2011, 0.2 million shares repurchased during Fiscal 2010 at a cost of $15.0 million had not settled.  These shares settled subsequent to January 1, 2011.

Additionally, we repurchased 0.1 million shares of our common stock at an aggregate cost of $3.5 million in connection with the net settlement of shares issued as a result of the vesting of restricted stock.

Subsequent to January 1, 2011, we repurchased 1.9 million shares of our common stock at an aggregate cost of $121.6 million, or an average price of $62.72 per share, which completed the availability under our $300 million stock repurchase program. On February 8, 2011 our Board of Directors authorized a new $500 million stock repurchase program.

Dividend

Our Board of Directors has approved the payment of quarterly dividends of $0.06 per share to stockholders of record since Fiscal 2006. Subsequent to January 1, 2011, our Board of Directors declared a quarterly dividend of $0.06 per share to be paid on April 8, 2011 to all common stockholders of record as of March 25, 2011.

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

Analysis of Cash Flows

A summary and analysis of our cash flows for Fiscal 2010, 2009 and 2008 is reflected in the table and following discussion.

	Fiscal Year
	2010	2009	2008
	(in millions)
Cash flows from operating activities	$666.2	$699.7	$478.7
Cash flows from investing activities	(199.4)	(185.5)	(181.6)
Cash flows from financing activities	(507.6)	(451.5)	(274.4)
Net (decrease) increase in cash and
cash equivalents	$(40.8)	$62.7	$22.7

Operating Activities

For Fiscal 2010, net cash provided by operating activities decreased $33.5 million to $666.2 million. This net decrease in operating cash flow was driven primarily by:

•
a $72.3 million decrease in cash flows from inventory, net of accounts payable, primarily due to the Fiscal 2009 addition of certain vendors to our vendor program partially offset by an increase in our accounts payable ratio in Fiscal 2010;

•	a $26.1 million decrease in deferred income taxes; and
•	a $21.2 million decrease in cash flows resulting from routine fluctuations in other working capital.

Partially offsetting the decrease in cash flows was an increase in net income of $75.7 million.

For Fiscal 2009, net cash provided by operating activities increased $221.0 million over the prior year to $699.7 million. This net increase in operating cash was driven primarily by:

•	a $32.3 million increase in net income, $23.6 million of which represented a non-cash inventory adjustment in Fiscal 2008 (net of tax);
•	a $69.3 million increase in deferred income taxes;
•
a $194.5 million increase in cash flows from inventory, net of accounts payable, reflective of our slow down in inventory growth combined with the addition of vendors to our new vendor program (this increase is partially offset by the reduction of financed vendor accounts payable included under Financing Activities as a result of our vendor program transition); and

•
a $56.6 million decrease in cash flows resulting from an increase in other working capital, including a $64.0 million decrease in cash flows resulting from the timing of the payment of accrued operating expenses.

Investing Activities

For Fiscal 2010, net cash used in investing activities increased by $13.8 million to $199.4 million. The increase in cash used was primarily due to an increase in new store development expenditures, information technology investments, and a decrease in proceeds from sales of property and equipment.

For Fiscal 2009, net cash used in investing activities increased by $3.9 million over the prior year to $185.5 million. The increase in cash used was primarily due to an increase in routine spending on our existing stores and information technology investments, partially offset by fewer stores opened and the timing of store development expenditures.

Financing Activities

For Fiscal 2010, net cash used in financing activities increased by $56.1 million to $507.6 million. Cash used in financing activities increased as result of a $522.4 million increase in the repurchase of common stock under our stock repurchase programs. This was partially offset by a decrease in cash provided by financing activities as a result of:

•
a decrease of $345.7 million in net debt payments, comprised of $251.5 million of net debt repayments made in Fiscal 2009 and payoff of our $200.0 million term loan in Fiscal 2010 partially offset by proceeds from the issuance of $294.2 million in senior unsecured notes in Fiscal 2010, net of debt related costs; and

•	a $103.9 million decrease in cash flow from financed vendor accounts payable (is primarily offset in operating activities above as a result of the our vendor program transition in Fiscal 2009).

For Fiscal 2009, net cash used in financing activities increased by $177.1 million over the prior year to $451.5 million. Cash used in financing activities increased as result of:

•	a $202.0 million increase in net debt repayments, primarily under our revolving credit facility; and
•	a $87.1 million decrease in financed vendor accounts payable driven by the transition of our vendors from our vendor financing program to our vendor program.

This increase was partially offset by a decrease in cash used in financing activities as a result of a decrease of $119.4 million in repurchases of common stock under our stock repurchase program.

Long Term Debt

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

The net proceeds from the offering of the Notes were approximately $294.2 million, after deducting underwriting discounts and commissions and offering expenses of $4.6 million payable by us.  We used the net proceeds from this offering to repay indebtedness outstanding under our revolving credit facility and term loan. Amounts repaid under our revolving credit facility may be reborrowed from time to time for operational purposes, working capital needs, capital expenditures and other general corporate purposes. As of January 1, 2011, we had $298.8 million outstanding under our Notes.

The Notes bear interest at a rate of 5.75% per year payable semi-annually in arrears on May 1 and November 1 of each year, commencing on November 1, 2010. We may redeem some or all of the Notes at any time or from time to time, at the redemption price described in the Indenture. In addition, in the event of a Change of Control Triggering Event (as defined in the Indenture), we will be required to offer to repurchase the Notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest to the repurchase date. The Notes are currently fully and unconditionally guaranteed, jointly and severally, on an unsubordinated and unsecured basis by each of the subsidiary guarantors. We will be permitted to release guarantees without the consent of holders of the Notes under the circumstances described in the Indenture.

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

As of January 1, 2011, we had no amount outstanding under our revolving credit facility. We had letters of credit outstanding of $92.6 million, which reduced the availability under the revolving credit facility to $657.4 million. (The letters of credit generally have a term of one year or less.) A commitment fee is charged on the unused portion of the revolving credit facility, payable in arrears. The current commitment fee rate is 0.125% per annum.

Subsequent to January 1, 2011, we borrowed against our revolving credit facility due to the repurchases of our common stock and seasonality of our business. As of February 26, 2011 we had $145.0 million outstanding under our revolving credit facility. Our remaining availability under our revolving credit facility was $512.4 million.

Our revolving credit facility contains covenants restricting our ability to, among other things:  (1) create, incur or assume additional debt (including hedging arrangements), (2) incur liens or engage in sale-leaseback transactions, (3) make loans and investments, (4) guarantee obligations, (5) engage in certain mergers, acquisitions and asset sales, (6) change the nature of our business and the business conducted by our subsidiaries and (7) change our status as a holding company. We are also required to comply with financial covenants with respect to a maximum leverage ratio and a minimum consolidated coverage ratio. We were in compliance with these covenants at January 1, 2011 and January 2, 2010. Our revolving credit facility also provides for customary events of default, covenant defaults and cross-defaults to our other material indebtedness.

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

As of January 1, 2011, we had fully repaid all amounts which had been outstanding under our unsecured four-year term loan with proceeds from the above mentioned Notes offering.

Other

As of January 1, 2011, we had $3.0 million outstanding under an economic development note and other financing arrangements.

As of January 1, 2011, we had a credit rating from Standard & Poor’s of BBB- and from Moody’s Investor Service of Baa3. The current outlooks by Standard & Poor’s and Moody’s are both stable. The current pricing grid used to determine our borrowing rate under our revolving credit facility is based on our credit ratings. If these credit ratings decline, our interest rate on outstanding balances may increase. Conversely, if these credit ratings improve, our interest rate may decrease. In addition, if our credit ratings decline, our access to financing may become more limited.

Off-Balance-Sheet Arrangements

As of January 1, 2011, we had no off-balance-sheet arrangements as defined in Regulation S-K Item 303 of the SEC regulations. We include other off-balance-sheet arrangements in our contractual obligations table including operating lease payments, interest payments on our credit facility and letters of credit outstanding.

Contractual Obligations

In addition to our Notes and revolving credit facility, we utilize operating leases as another source of financing. The amounts payable under these operating leases are included in our schedule of contractual obligations. Our future contractual obligations related to long-term debt, operating leases and other contractual obligations at January 1, 2011 were as follows:

		Payments Due by Period
		Less than			More Than
Contractual Obligations	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
	(in thousands)
Long-term debt (1)	$301,824	$973	$1,502	$525	$298,824
Interest payments (2)	182,028	26,689	34,577	34,512	86,250
Operating leases(3)	2,089,874	297,315	505,253	399,598	887,708
Other long-term liabilities(4)	165,943	-	-	-	-
	$2,739,669	$324,977	$541,332	$434,635	$1,272,782

Note: For additional information refer to Note 6, Long-term Debt; Note 14, Income Taxes; Note 15, Lease Commitments; Note 16, Store Closures and Impairment; Note 17, Contingencies; and Note 18, Benefit Plans, in the Notes to Consolidated Financial Statements, included in Item 15, Exhibits, Financial Statement Schedules, of this Annual Report on Form 10-K.

(1)	Long-term debt represents primarily the principal amount due under our 5.75% Notes, which become due in Fiscal 2020.
(2)	Interest payments in Fiscal 2011 include $9,357 in net payments related to our interest rate swaps which mature in October 2011.
(3)
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

(4)
Primarily includes deferred income taxes,  self-insurance liabilities, unrecognized income tax benefits, closed store liabilities and obligations for employee benefit plans for which no contractual payment schedule exists and we expect the payments to occur beyond 12 months from January 1, 2011. Accordingly, the related balances have not been reflected in the "Payments Due by Period" section of the table.

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

Vendor Incentives

We receive incentives in the form of reductions to amounts owed and/or payments from vendors related to cooperative advertising allowances, volume rebates and other promotional considerations. Many of these incentives are under long-term agreements (terms in excess of one year), while others are negotiated on an annual basis or less (short-term). Both cooperative advertising allowances and volume rebates are earned based on inventory purchases and initially recorded as a reduction to inventory. These deferred amounts are included as a reduction to cost of sales as the inventory is sold since these payments do not represent reimbursements for specific, incremental and identifiable costs. Total deferred vendor incentives included in inventory was $72.0 million and $46.3 million at January 1, 2011 and January 2, 2010, respectively.

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

Inventory Reserves

Our inventory reserves consist of reserves for projected losses related to shrink and for potentially excess and obsolete inventory. An increase (or decrease) to our inventory reserves is recorded as an increase (or decrease) to our cost of sales. Our inventory reserves for Fiscal 2010, 2009 and 2008 were $18.2 million, $28.5 million and $62.9 million, respectively.

Shrink may occur due to theft, loss or inaccurate records for the receipt of merchandise, among other things.
We establish reserves for estimated store shrink based on results of completed independent physical inventories, results from other targeted inventory counts and historical and current loss trends. We perform cycle counts in the distribution facilities throughout the year to measure actual shrink and to estimate reserve requirements.  If estimates of our shrink reserves are inaccurate based on the inventory counts, we may be exposed to losses or gains that could be material.

We establish reserves for potentially excess and obsolete inventories based on (i) current inventory levels, (ii) the historical analysis of product sales and (iii) current market conditions. We also provide reserves when less than full credit is expected from a vendor or when liquidating product will result in retail prices below recorded costs. At the end of Fiscal 2008, we reviewed our inventory productivity and changed our inventory management approach for slow moving inventory. As a result, we increased our reserve for excess and obsolete inventories by $34.1 million, and a related LIFO and warehousing cost impact of $3.4 million. This non-cash expense was presented as an increase to cost of goods sold in our Fiscal 2008 consolidated statement of operations. Following this change in inventory management approach, we have been more effectively managing slow moving inventory, and we intend to continue to utilize vendor return privileges when necessary.

Our total inventory reserves decreased by $10.3 million in Fiscal 2010 primarily due to the continued development of our physical inventory program combined with the increased emphasis on counting specific product categories to drive improved on-hand accuracy. The decrease in our inventory reserves in Fiscal 2009 was primarily related to the entire utilization of our reserve for slow moving inventory established in Fiscal 2008 in connection with the change in approach for slow moving inventory. Future changes by vendors in their policies or willingness to accept returns of excess inventory, changes in our inventory management approach for excess and obsolete inventory or failure by us to effectively manage the lifecycle of our inventory could require us to revise our estimates of required reserves and result in a negative impact on our consolidated statement of operations. A 10% difference in actual inventory reserves at January 1, 2011 would have affected net income by approximately $1.1 million for the fiscal year ended January 1, 2011.

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

A 10% change in the warranty reserves at January 1, 2011 would have affected net income by approximately $2.3 million for the fiscal year ended January 1, 2011.

Self-Insurance Reserves

We are self-insured for general and automobile liability, workers' compensation and the health care claims of our Team Members, although we maintain stop-loss coverage with third-party insurers to limit our total liability exposure. Our self-insurance program started in 2001. Our self-insurance reserves for Fiscal 2010, 2009 and 2008 were $97.3 million, $93.7 million and $90.6 million, respectively. Generally, claims for automobile and general liability and workers’ compensation take several years to settle. The increase in our total self-insurance reserves has remained consistent over the last two years and is reflective of our continued growth, including an increase in total stores, team members and Commercial delivery vehicles.

Our self-insurance reserves consist of the estimated exposure for claims filed, claims incurred but not yet reported and projected future claims and is established using actuarial methods followed in the insurance industry and our historical claims experience. Specific factors include, but are not limited to, assumptions about health care costs, the severity of accidents and the incidence of illness and the average size of claims.

Effective January 1, 2011, we classified $50.3 million of our self-insurance liability as long-term because the timing of future payments is now more predictable based on the historical patterns and maturity of the program and is relied upon in determining the current portion of these liabilities. While we do not expect the amounts ultimately paid to differ significantly from our estimates, our self-insurance reserves and corresponding SG&A could be affected if future claim experience differs significantly from historical trends and actuarial assumptions. A 10% change in our self-insurance liabilities at January 1, 2011 would have affected net income by approximately $6.0 million for the fiscal year ended January 1, 2011.

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

It is our policy to conduct impairment testing based on our current business strategy in light of present industry and economic conditions, as well as our future expectations. We have not made any material changes in the accounting methodology we use to assess impairment loss during the past three fiscal years. We do not believe there is a reasonable likelihood there will be a material change in the future estimates or assumptions we use to test for impairment losses on goodwill. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to an impairment charge that could be material. A 10% change in our total goodwill and intangible assets outstanding at January 1, 2011 would have affected net income by approximately $3.7 million for the fiscal year ended January 1, 2011.

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

These tax reserves contain uncertainties because management is required to make assumptions and apply judgment to estimate exposures associated with our various filing positions. Although management believes that the judgments and estimates are reasonable, actual results could differ and we may be exposed to gains or losses that could be material. To the extent that actual results differ from our estimates, the effective tax rate in any particular period could be materially affected. Favorable tax developments would be recognized as a reduction in our effective tax rate in the period of resolution. Unfavorable tax developments would require an increase in our effective tax rate and a possible use of cash in the period of resolution. A 10% change in the tax reserves at January 1, 2011 would have affected net income by approximately $1.2 million for the fiscal year ended January 1, 2011.

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

The table below presents principal cash flows and related weighted average interest rates on our interest rate swaps outstanding at January 1, 2011, by expected maturity dates. The table includes the impact of the anticipated average pay and receive rates of our interest rate swaps through their maturity dates. Expected maturity dates approximate contract terms. Weighted average variable rates are based on implied forward rates in the yield curve at January 1, 2011. Implied forward rates should not be considered a predictor of actual future interest rates.

								Fair
	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal			Market
	2011	2012	2013	2014	2015	Thereafter	Total	Liability
	(dollars in thousands)

Interest rate swap:

Variable to fixed(1)	$275,000	$-	$-	$-	-	-	275,000	$9,321
Weighted average pay rate	4.4%	-	-	-	-	-	4.4%	-
Weighted average receive rate	-	-	-	-	-	-	-	-

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended January 1, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

For a discussion of our directors, executive officers and corporate governance, see the information set forth in the sections entitled “Proposal No. 1 – Election of Directors,” “Corporate Governance,” “Meetings and Committees of the Board,” “Information Concerning Our Executive Officers,” “Audit Committee Report,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our proxy statement for the 2011 annual meeting of stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended January 1, 2011 (the “2011 Proxy Statement”), which is incorporated herein by reference.

Item 11. Executive Compensation.

See the information set forth in the sections entitled “Meetings and Committees of the Board – Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report,” “Compensation Discussion and Analysis,” “Additional Information Regarding Executive Compensation” and “Non-Management Director Compensation” in the 2011 Proxy Statement, which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

See the information set forth in the sections entitled “Equity Compensation Plan Information” and "Security Ownership of Certain Beneficial Owners and Management" in the 2011 Proxy Statement, which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

See the information set forth in the sections entitled "Related-Party Transactions,” “Director Independence,” and “Committees of the Board” in the 2011 Proxy Statement, which is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

See the information set forth in the section entitled “2010 and 2009 Audit Fees” in the 2011 Proxy Statement, which is incorporated herein by reference.

PART IV

Item 15.   Exhibits, Financial Statement Schedules.

(a) (1) Financial Statements

Audited Consolidated Financial Statements of Advance Auto Parts, Inc. and Subsidiaries for the years ended January 1, 2011, January 2, 2010 and January 3, 2009:
Management’s Report on Internal Control over Financial Reporting	F-1
Reports of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets	F-4
Consolidated Statements of Operations	F-5
Consolidated Statements of Changes in Stockholders’ Equity	F-6
Consolidated Statements of Cash Flows	F-7
Notes to the Consolidated Financial Statements	F-9

(2) Financial Statement Schedules

Report of Independent Registered Public Accounting Firm	F-42
Schedule I - Condensed Financial Information of the Registrant	F-43
Schedule II - Valuation and Qualifying Accounts	F-49

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

As of January 1, 2011, management, including the Company’s principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of January 1, 2011 is effective. Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis.  Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Deloitte & Touche LLP, the Company’s independent registered public accounting firm who audited the Company’s consolidated financial statements, has issued an attestation report on the Company’s internal control over financial reporting as of January 1, 2011 which is included on page F-3 herein.

/s/ Darren R. Jackson	/s/ Michael A. Norona
Darren R. Jackson	Michael A. Norona
Chief Executive Officer and Director	Executive Vice President and Chief Financial Officer

March 1, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Advance Auto Parts, Inc. and Subsidiaries
Roanoke, Virginia

We have audited the accompanying consolidated balance sheets of Advance Auto Parts, Inc. and subsidiaries (the "Company") as of January 1, 2011 and January 2, 2010, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended January 1, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Advance Auto Parts, Inc. and subsidiaries as of January 1, 2011 and January 2, 2010, and the results of their operations and their cash flows for each of the three years in the period ended January 1, 2011, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of January 1, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2011 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Richmond, VA
March 1, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Advance Auto Parts, Inc. and Subsidiaries
Roanoke, Virginia

We have audited the internal control over financial reporting of Advance Auto Parts, Inc. and subsidiaries (the "Company") as of January 1, 2011 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 1, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended January 1, 2011 of the Company and our report dated March 1, 2011 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Richmond, VA
March 1, 2011

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
January 1, 2011 and January 2, 2010
(in thousands, except per share data)

	January 1,	January 2,
Assets	2011	2010

Current assets:
Cash and cash equivalents	$59,209	$100,018
Receivables, net	124,227	92,560
Inventories, net	1,863,870	1,631,867
Other current assets	76,965	63,173
Total current assets	2,124,271	1,887,618
Property and equipment, net of accumulated depreciation of
$927,564 and $914,045	1,143,170	1,100,338
Assets held for sale	1,472	1,492
Goodwill	34,387	34,387
Intangible assets, net	25,360	26,419
Other assets, net	25,557	22,709
	$3,354,217	$3,072,963
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$973	$1,344
Financed vendor accounts payable	31,648	32,092
Accounts payable	1,292,113	966,274
Accrued expenses	404,086	393,060
Other current liabilities	119,229	73,257
Total current liabilities	1,848,049	1,466,027
Long-term debt	300,851	202,927
Other long-term liabilities	165,943	121,644
Commitments and contingencies
Stockholders' equity:
Preferred stock, nonvoting, $0.0001 par value,
10,000 shares authorized; no shares issued or outstanding	-	-
Common stock, voting, $0.0001 par value, 200,000 shares authorized;
105,682 shares issued and 81,956 outstanding at January 1, 2011
and 104,251 shares issued and 93,623 outstanding at January 2, 2010	11	10
Additional paid-in capital	456,645	392,962
Treasury stock, at cost, 23,726 and 10,628 shares	(1,028,612)	(391,176)
Accumulated other comprehensive loss	(1,597)	(6,699)
Retained earnings	1,612,927	1,287,268
Total stockholders' equity	1,039,374	1,282,365
	$3,354,217	$3,072,963

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended January 1, 2011, January 2, 2010 and January 3, 2009
(in thousands, except per share data)

	Fiscal Years
	2010	2009	2008
	(52 weeks)	(52 weeks)	(53 weeks)

Net sales	$5,925,203	$5,412,623	$5,142,255
Cost of sales, including purchasing and warehousing costs	2,963,888	2,768,397	2,743,131
Gross profit	2,961,315	2,644,226	2,399,124
Selling, general and administrative expenses	2,376,382	2,189,841	1,984,197
Operating income	584,933	454,385	414,927
Other, net:
Interest expense	(26,861)	(23,337)	(33,729)
Other (expense) income, net	(1,017)	607	(506)
Total other, net	(27,878)	(22,730)	(34,235)
Income before provision for income taxes	557,055	431,655	380,692
Provision for income taxes	211,002	161,282	142,654
Net income	$346,053	$270,373	$238,038

Basic earnings per share	$4.00	$2.85	$2.51

Diluted earnings per share	$3.95	$2.83	$2.49

Average common shares outstanding	86,082	94,459	94,655

Average common shares outstanding - assuming dilution	87,155	95,113	95,205

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Years Ended January 1, 2011, January 2, 2010 and January 3, 2009
(in thousands)

	Preferred Stock		Common Stock		Additional Paid-in	Treasury Stock, at cost		Accumulated Other Comprehensive	Retained	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Earnings	Equity
Balance, December 29, 2007	-	$-	101,072	$10	$274,659	2,012	$(74,644)	$(701)	$824,471	$1,023,795
Net income									238,038	238,038
Changes in net unrecognized other postretirement benefit costs, net of $52 tax								81		81
Unrealized loss on hedge arrangement, net of $5,605 tax								(8,729)		(8,729)
Comprehensive income										229,390
Issuance of shares upon the exercise of stock options			1,421		31,989					31,989
Tax benefit from share-based compensation					8,405					8,405
Issuance of restricted stock, net of forfeitures			427							-
Amortization of restricted stock balance					4,661					4,661
Share-based compensation					13,046					13,046
Stock issued under employee stock purchase plan			80		2,801					2,801
Treasury stock purchased						6,136	(216,470)			(216,470)
Cash dividends									(22,881)	(22,881)
Other					430					430
Balance, January 3, 2009	-	$-	103,000	$10	$335,991	8,148	$(291,114)	$(9,349)	$1,039,628	$1,075,166
Net income									270,373	270,373
Changes in net unrecognized other postretirement benefit costs, net of $246 tax								(384)		(384)
Unrealized gain on hedge arrangement, net of $1,815 tax								3,034		3,034
Comprehensive income										273,023
Issuance of shares upon the exercise of stock options			1,090		32,723					32,723
Tax benefit from share-based compensation					1,887					1,887
Issuance of restricted stock, net of forfeitures			110							-
Amortization of restricted stock balance					7,287					7,287
Share-based compensation					12,395					12,395
Stock issued under employee stock purchase plan			51		2,010					2,010
Treasury stock purchased						2,480	(100,062)			(100,062)
Cash dividends									(22,733)	(22,733)
Other					669					669
Balance, January 2, 2010	-	$-	104,251	$10	$392,962	10,628	$(391,176)	$(6,699)	$1,287,268	$1,282,365
Net income									346,053	346,053
Changes in net unrecognized other postretirement benefit costs, net of $282 tax								(439)		(439)
Amortization of unrecognized losses on interest rate swaps, net of $3,137 tax								5,541		5,541
Comprehensive income										351,155
Issuance of shares upon the exercise of stock options			1,328	1	33,944					33,945
Tax benefit from share-based compensation					5,259					5,259
Issuance of restricted stock, net of forfeitures			62							-
Amortization of restricted stock balance					9,514					9,514
Share-based compensation					12,797					12,797
Stock issued under employee stock purchase plan			41		2,091					2,091
Treasury stock purchased						13,098	(637,436)			(637,436)
Cash dividends									(20,394)	(20,394)
Other					78					78
Balance, January 1, 2011	-	$-	105,682	$11	$456,645	23,726	$(1,028,612)	$(1,597)	$1,612,927	$1,039,374

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended January 1, 2011, January 2, 2010 and January 3, 2009
(in thousands)

	Fiscal Years
	2010	2009	2008
	(52 weeks)	(52 weeks)	(53 weeks)
Cash flows from operating activities:
Net income	$346,053	$270,373	$238,038
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	164,437	150,917	146,580
Share-based compensation	22,311	19,682	17,707
Loss on property and equipment, net	6,534	8,975	2,232
Other	1,106	360	360
Provision (benefit) for deferred income taxes	40,503	66,622	(2,702)
Excess tax benefit from share-based compensation	(7,260)	(3,219)	(9,047)
Inventory write-down for change in inventory management approach	-	-	37,484
Net (increase) decrease in:
Receivables, net	(31,667)	4,643	(11,943)
Inventories, net	(232,003)	(8,779)	(130,657)
Other assets	(13,105)	(15,694)	(6,178)
Net increase in:
Accounts payable	325,839	174,944	102,360
Accrued expenses	38,715	20,778	84,806
Other liabilities	4,696	10,088	9,699
Net cash provided by operating activities	666,159	699,690	478,739
Cash flows from investing activities:
Purchases of property and equipment	(199,585)	(192,934)	(184,986)
Proceeds from sales of property and equipment	235	7,395	6,790
Other	-	-	(3,413)
Net cash used in investing activities	(199,350)	(185,539)	(181,609)
Cash flows from financing activities:
Increase (decrease) in bank overdrafts	28	(11,060)	(9,412)
Decrease in financed vendor accounts payable	(444)	(104,294)	(17,163)
Issuance of senior unsecured notes	298,761	-	-
Payment of debt related costs	(4,572)	-	-
Early extinguishment of debt	(200,000)	-	-
Borrowings under credit facilities	75,000	173,400	438,600
Payments on credit facilities	(75,000)	(424,900)	(488,100)
Payments on note payable	(704)	(685)	(666)
Dividends paid	(21,051)	(22,803)	(23,181)
Proceeds from the issuance of common stock, primarily exercise
of stock options	36,113	35,402	35,220
Excess tax benefit from share-based compensation	7,260	3,219	9,047
Repurchase of common stock	(622,442)	(100,062)	(219,429)
Other	(567)	292	658
Net cash used in financing activities	(507,618)	(451,491)	(274,426)
Net (decrease) increase in cash and cash equivalents	(40,809)	62,660	22,704
Cash and cash equivalents, beginning of period	100,018	37,358	14,654
Cash and cash equivalents, end of period	$59,209	$100,018	$37,358

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
For the Years Ended January 1, 2011, January 2, 2010 and January 3, 2009
(in thousands)
	Fiscal Years
	2010	2009	2008

	(52 weeks)	(52 weeks)	(53 weeks)
Supplemental cash flow information:
Interest paid	$15,782	$18,935	$27,224
Income tax payments, net	164,987	126,391	106,715
Non-cash transactions:
Accrued purchases of property and equipment	43,365	28,838	26,299
Repurchases of common stock not settled	14,994	-	-
Changes in other comprehensive income (loss)	5,102	2,650	(8,648)
Declared but unpaid cash dividends	4,930	5,587	5,657

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
January 1, 2011, January 2, 2010 and January 3, 2009
(in thousands, except per share data)

1. Organization and Description of Business:

Advance Auto Parts, Inc. (“Advance”) conducts all of its operations through its wholly owned subsidiary, Advance Stores Company, Incorporated (“Stores”) and its subsidiaries (collectively, the “Company”).  The Company operates 3,563 stores within the United States, Puerto Rico and the Virgin Islands. The Company operates 3,343 stores throughout 39 states in the Northeastern, Southeastern and Midwestern regions of the United States under the “Advance Auto Parts” trade name except for certain stores in the State of Florida which operate under the “Advance Discount Auto Parts” trade name. These stores offer a broad selection of brand name and proprietary automotive replacement parts, accessories and maintenance items for domestic and imported cars and light trucks to do-it-yourself, or DIY, and do-it-for-me, or Commercial, customers. The Company’s Commercial customers consist primarily of delivery customers as well as walk-in customers. For Commercial sales to delivery customers, the Company utilizes a fleet of vehicles to deliver product from its 3,018 store locations with delivery service to Commercial customers’ places of business, including independent garages, service stations and auto dealers. In addition, the Company operates 26 stores located in Puerto Rico and the Virgin Islands under the “Advance Auto Parts” and “Western Auto” trade names.  Autopart International (“AI”) is a subsidiary of Stores and operates 194 stores under the “Autopart International” trade name located throughout the Northeastern and Mid-Atlantic regions of the United States and Florida.

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

Cash, Cash Equivalents and Bank Overdrafts

Cash and cash equivalents consist of cash in banks and money market funds with original maturities of three months or less. Included in cash equivalents are credit card and debit card receivables from banks, which generally settle within two to four business days. Credit and debit card receivables included in Cash and cash equivalents at January 1, 2011 and January 2, 2010 were $21,149 and $24,308, respectively. Bank overdrafts consist of outstanding checks not yet presented to a bank for settlement, net of cash held in accounts with right of offset. Bank overdrafts of $9,556 and $9,528 are included in Other current liabilities at January 1, 2011 and January 2, 2010, respectively.

Receivables

Receivables, net consist primarily of accounts receivables from vendors and commercial customers. Vendor receivables are recorded based on amounts owed by the Company’s suppliers as provided in incentive agreements and other overall terms of the Company’s purchase agreements. The Company provides an allowance for doubtful

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
January 1, 2011, January 2, 2010 and January 3, 2009
(in thousands, except per share data)

accounts based upon factors related to the credit risk of specific customers or vendors, historical payment trends, current economic conditions and other relevant information regarding the debtor’s ability to pay.  The Company also extends credit to certain Commercial customers through a third-party provider of private label credit cards. Receivables under the private label credit card program are transferred to a third-party provider with the majority under no recourse.

Inventory

Inventory amounts are stated at the lower of cost or market. The cost of the Company’s merchandise inventory is determined using the last-in, first-out ("LIFO") method. Under the LIFO method, the Company’s cost of sales reflects the costs of the most recently purchased inventories, while the inventory carrying balance represents the costs relating to prices paid in prior years.

Vendor Incentives

The Company receives incentives in the form of reductions to amounts owed and/or payments from vendors related to cooperative advertising allowances, volume rebates and other promotional considerations. Many of these incentives are under long-term agreements (terms in excess of one year), while others are negotiated on an annual basis or less (short-term). Both cooperative advertising allowances and volume rebates are earned based on inventory purchases and initially recorded as a reduction to inventory. These deferred amounts are included as a reduction to cost of sales as the inventory is sold since these payments do not represent reimbursements for specific, incremental and identifiable costs. Total deferred vendor incentives included in Inventory, net was $71,999 and $46,294 at January 1, 2011 and January 2, 2010, respectively.

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

Amounts received or receivable from vendors that are not yet earned are reflected as deferred revenue in the accompanying consolidated balance sheets. Management's estimate of the portion of deferred revenue that will be realized within one year of the balance sheet date has been included in Other current liabilities in the accompanying consolidated balance sheets. Total deferred revenue was $8,018 and $11,695 at January 1, 2011 and January 2, 2010, respectively. Earned amounts that are receivable from vendors are included in Receivables, net except for that portion expected to be received after one year, which is included in Other assets, net on the accompanying consolidated balance sheets.

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
January 1, 2011, January 2, 2010 and January 3, 2009
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

Advertising Costs

The Company expenses advertising costs as incurred. Gross advertising expense incurred was approximately $78,809, $65,431 and $75,321 in Fiscal 2010, 2009 and 2008, respectively.

Self-Insurance

The Company is self-insured for general and automobile liability, workers' compensation and health care claims of its employees, or Team Members, while maintaining stop-loss coverage with third-party insurers to limit its total liability exposure. Expenses associated with these liabilities are calculated for (i) claims filed, (ii) claims incurred but not yet reported and (iii) projected future claims using actuarial methods followed in the insurance industry as well as the Company’s historical claims experience. Effective January 1, 2011, the Company classified $50,292 of its total self-insurance reserve as long-term because the timing of future payments is now more predictable based on the historical patterns and maturity of the program and is relied upon in determining the current portion of these liabilities. The Company includes the current and long-term portions of its self-insurance reserve in Accrued expenses and Other long-term liabilities, respectively.

The following table presents changes in the Company’s total self-insurance reserves:
	January 1,	January 2,	January 3,
	2011	2010	2009

Self-insurance reserves, beginning of period	$93,706	$90,554	$85,523
Additions to self-insurance reserves	113,859	102,571	89,315
Reserves utilized	(110,495)	(99,419)	(84,284)
Self-insurance reserves, end of period	$97,070	$93,706	$90,554

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
January 1, 2011, January 2, 2010 and January 3, 2009
(in thousands, except per share data)

the related warranty expense, the excess is recorded as a reduction to cost of sales.

Revenue Recognition

The Company recognizes revenue at the time the sale is made, and at which time the Company’s walk-in customers take immediate possession of the merchandise or same-day delivery is made to the Company’s commercial delivery customers. Sales are recorded net of discounts, sales taxes and estimated allowances. The Company estimates returns based on current sales levels and the Company’s historical return experience on a specific product basis. The Company’s reserve for sales returns and allowances was not material at January 1, 2011 and January 2, 2010.

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

The Company’s Accumulated other comprehensive loss is comprised of the unamortized portion of the previously recorded unrecognized loss on interest rate swaps and the net unrealized gain associated with the Company’s postretirement benefit plan. The interest rate swaps, which mature in October 2011, are associated with bank debt which we repaid near the beginning of the second quarter of Fiscal 2010.

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
January 1, 2011, January 2, 2010 and January 3, 2009
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

When such an event occurs, the Company estimates the undiscounted future cash flows expected to result from the use of the long-lived asset (asset group) and its eventual disposition. These impairment evaluations involve estimates of asset useful lives and future cash flows. If the undiscounted expected future cash flows are less than the carrying amount of the asset and the carrying amount of the asset exceeds its fair value, an impairment loss is recognized. When an impairment loss is recognized, the carrying amount of the asset is reduced to its estimated fair value based on quoted market prices or other valuation techniques (e.g., discounted cash flow analysis).

Financed Vendor Accounts Payable

The Company is party to a short-term financing program with a bank allowing it to extend its payment terms on certain merchandise purchases. The substance of the program is for the Company to borrow money from the bank to finance purchases from vendors. The Company records any discount given by the vendor to its inventory and accretes this discount to the resulting short-term payable to the bank through interest expense over the extended term. At January 1, 2011 and January 2, 2010, $31,648 and $32,092, respectively, was payable to the bank by the Company under this program and is included in the accompanying consolidated balance sheets as Financed vendor accounts payable.

Earnings per Share

The Company uses the two-class method to calculate earnings per share. Under the two-class method, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are considered participating securities and are included in the computation of earnings per share. Certain of the Company’s shares granted to employees in the form of restricted stock are considered participating securities.

Accordingly, earnings per share is computed by dividing net income attributable to the Company’s common

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
January 1, 2011, January 2, 2010 and January 3, 2009
(in thousands, except per share data)

shareholders by the weighted-average common shares outstanding during the period. The two-class method is an earnings allocation formula that determines income per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. Diluted income per common share reflects the more dilutive earnings per share amount calculated using the treasury stock method or the two-class method.

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

Lease Accounting

The Company leases certain store locations, distribution centers, office space, equipment and vehicles. Initial terms for facility leases are typically 10 to 15 years, with renewal options at five year intervals, and may include rent escalation clauses. The total amount of the minimum rent is expensed on a straight-line basis over the initial term of the lease unless external economic factors exist or become existent such that renewals are reasonably assured, in which case the Company would include the renewal period in its amortization period. In those instances, the renewal period would be included in the lease term for purposes of establishing an amortization period and determining if such lease qualified as a capital or operating lease. In addition to minimum fixed rental payments, some leases provide for contingent facility rentals. Contingent facility rentals are determined on the basis of a percentage of sales in excess of stipulated minimums for certain store facilities as defined in the individual lease agreements. Most of the leases provide that the Company pay taxes, maintenance, insurance and certain other expenses applicable to the leased premises. Management expects that in the normal course of business leases that expire will be renewed or replaced by other leases.

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
January 1, 2011, January 2, 2010 and January 3, 2009
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

New Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board, or FASB, issued ASU No. 2010-06 “Fair Value Measurements and Disclosures – Improving Disclosures about Fair Value Measurements.” ASU 2010-06 requires new disclosures for significant transfers in and out of Level 1 and 2 of the fair value hierarchy and the activity within Level 3 of the fair value hierarchy. The updated guidance also clarifies existing disclosures regarding the level of disaggregation of assets or liabilities and the valuation techniques and inputs used to measure fair value. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2009, with the exception of the new Level 3 activity disclosures, which are effective for interim and annual reporting periods beginning after December 15, 2010.  The adoption of the new Level 1 and 2 guidance had no impact on the Company’s consolidated financial statements. The adoption of the new Level 3 guidance is not expected to have a material impact on the Company’s consolidated financial statements.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
January 1, 2011, January 2, 2010 and January 3, 2009
(in thousands, except per share data)

In December 2009, the FASB issued ASU No. 2009-16, “Transfers and Servicing (Topic 860) Accounting for Transfers of Financial Assets,” which amends the ASC for the issuance of SFAS No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140.” The amendments in this ASU clarify the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting and require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. ASU 2009-16 is effective for the Company’s fiscal year beginning after November 15, 2009. The adoption of ASU 2009-16 had no impact on the Company's financial statements.

3. Inventories, net:

Merchandise Inventory

The Company uses the LIFO method of accounting for approximately 95% of inventories at January 1, 2011 and January 2, 2010, respectively. The Company’s overall costs to acquire inventory for the same or similar products have generally decreased historically as the Company has been able to leverage its continued growth. Additionally, the Company’s inventory costs have decreased in recent years as a result of the Company’s execution of merchandise strategies and realization of supply chain efficiencies. As a result of utilizing LIFO, the Company recorded a reduction to cost of sales of $29,554 and $16,040 for Fiscal 2010 and Fiscal 2009, respectively. The Company recorded an increase to cost of sales of $12,555 for Fiscal 2008 primarily due to commodity inflation experienced in Fiscal 2008.

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

Inventory Overhead Costs

Purchasing and warehousing costs included in inventory, at FIFO, at January 1, 2011 and January 2, 2010, were $103,989 and $104,761, respectively.

Inventory Balances and Inventory Reserves

Inventory balances at year-end for Fiscal 2010 and Fiscal 2009 were as follows:

	January 1,	January 2,
	2011	2010
Inventories at FIFO, net	$1,737,059	$1,534,610
Adjustments to state inventories at LIFO	126,811	97,257
Inventories at LIFO, net	$1,863,870	$1,631,867

Inventory quantities are tracked through a perpetual inventory system. The Company uses a cycle counting program in all distribution centers and PDQ®s to ensure the accuracy of the perpetual inventory quantities of both merchandise and product core inventory. For our retail stores, the Company completes physical inventories in addition to other targeted inventory counts to ensure the accuracy of the perpetual inventory quantities of both merchandise and core inventory in these locations. The Company establishes reserves for estimated shrink based on results of completed physical inventories and other targeted inventory counts in its retail stores, results from recent cycle counts in its ditribution centers and historical and current loss trends.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
January 1, 2011, January 2, 2010 and January 3, 2009
(in thousands, except per share data)

The Company also establishes reserves for potentially excess and obsolete inventories based on (i) current inventory levels, (ii) the historical analysis of product sales and (iii) current market conditions. The Company provides reserves when less than full credit is expected from a vendor or when liquidating product will result in retail prices below recorded costs. At the end of Fiscal 2008, the Company reviewed its inventory productivity and changed its inventory management approach for slow moving inventory. As a result, the Company increased its reserve for excess and obsolete inventories by $34,084, and a LIFO and warehousing cost impact of $3,400. With this change in inventory management approach, the Company has been more effectively managing its slow moving inventory and intends to continue utilizing vendor return privileges when necessary. During Fiscal 2009, the Company utilized substantially all of the reserve established in Fiscal 2008 for its change in approach for slow moving inventory.

The following table presents changes in the Company’s inventory reserves for years ended January 1, 2011, January 2, 2010 and January 3, 2009:

	January 1,	January 2,	January 3,
	2011	2010	2009

Inventory reserves, beginning of period	$28,486	$62,898	$35,565
Additions to inventory reserves	70,510	63,133	113,605
Reserves utilized	(80,846)	(97,545)	(86,272)
Inventory reserves, end of period	$18,150	$28,486	$62,898

4. Goodwill and Intangible Assets:

Goodwill

The following table reflects the carrying amount of goodwill pertaining to the Company’s two segments, and the changes in goodwill carrying amounts, for the years ended January 1, 2011 and January 2, 2010, respectively:

	AAP Segment	AI Segment	Total

Balance at January 3, 2009	$16,093	$18,510	$34,603
Fiscal 2009 activity	-	(216)	(216)
Balance at January 2, 2010	16,093	18,294	34,387
Fiscal 2010 activity	-	-	-
Balance at January 1, 2011	$16,093	$18,294	$34,387

AI recorded a reduction of $216 in Fiscal 2009 in connection with a previous acquisition of a small retail chain.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
January 1, 2011, January 2, 2010 and January 3, 2009
(in thousands, except per share data)

 Intangible Assets Other Than Goodwill

The carrying amount and accumulated amortization of acquired intangible assets as of January 1, 2011 and January 2, 2010 are comprised of the following:

	Acquired intangible assets
	Subject to Amortization		Not Subject to Amortization
	Customer Relationships	Other	Trademark and Tradenames	Intangible Assets, net
Gross:
Gross carrying amount at January 3, 2009	$9,800	$885	$20,550	$31,235
Additions	-	-	-	-
Gross carrying amount at January 2, 2010	9,800	885	20,550	31,235
Additions	-	-	-	-
Gross carrying amount at January 1, 2011	$9,800	$885	$20,550	$31,235

Net:
Net carrying amount at January 3, 2009	$6,566	$451	$20,550	$27,567
Additions	-	-	-	-
2009 amortization	(1,023)	(125)	-	(1,148)
Net carrying amount at January 2, 2010	5,543	326	20,550	26,419
Additions	-	-	-	-
2010 amortization	(965)	(94)	-	(1,059)
Net carrying amount at January 1, 2011	$4,578	$232	$20,550	$25,360

Amortization expense for Fiscal 2010, 2009 and 2008 was $1,059, $1,148, and $1,227, respectively.

Future Amortization Expense

The table below shows expected amortization expense for the next five years for acquired intangible assets recorded as of January 1, 2011:

Fiscal Year	Amount
2011	$967
2012	967
2013	967
2014	967
2015	751

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
January 1, 2011, January 2, 2010 and January 3, 2009
(in thousands, except per share data)
5. Receivables, net:

Receivables consist of the following:

	January 1,	January 2,
	2011	2010

Trade	$17,371	$16,389
Vendor	105,082	79,006
Other	6,590	2,801
Total receivables	129,043	98,196
Less: Allowance for doubtful accounts	(4,816)	(5,636)
Receivables, net	$124,227	$92,560

6.  Long-term Debt:

Long-term debt consists of the following:
	January 1, 2011	January 2, 2010
Revolving facility at variable interest rates
due October 2011	$-	$-
Term loan at variable interest rates
(1.31% at January 2, 2010)
repaid April 2011 (1)	-	200,000
5.75% Senior Unsecured Notes
(net of unamortized discount of
$1,176 at January 1, 2011) due May 1, 2020	298,824	-
Other	3,000	4,271
	301,824	204,271
Less: Current portion of long-term debt	(973)	(1,344)
Long-term debt, excluding current portion	$300,851	$202,927
(1) The original maturity of the Term loan was October 2011.

At January 1, 2011, the aggregate future annual maturities of long-term debt instruments are as follows:

Fiscal Year	Amount
2011	$973
2012	813
2013	689
2014	525
2015	-
Thereafter	298,824
$301,824

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
January 1, 2011, January 2, 2010 and January 3, 2009
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

The net proceeds from the offering of the Notes were $294,189, after deducting underwriting discounts and commissions and offering expenses of $4,572 (collectively “deferred financing costs”) payable by the Company. The Company is amortizing the deferred financing costs over the term of the Notes. The Company used the net proceeds from this offering to repay indebtedness outstanding under its revolving credit facility and term loan. Amounts repaid under the Company’s revolving credit facility may be reborrowed from time to time for operational purposes, working capital needs, capital expenditures and other general corporate purposes.

The Notes bear interest at a rate of 5.75% per year payable semi-annually in arrears on May 1 and November 1 of each year, commencing on November 1, 2010. The Company may redeem some or all of the Notes at any time or from time to time, at the redemption price described in the Indenture. In addition, in the event of a Change of Control Triggering Event (as defined in the Indenture), the Company will be required to offer to repurchase the notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest to the repurchase date. The Notes are currently fully and unconditionally guaranteed, jointly and severally, on an unsubordinated and unsecured basis by each of the subsidiary guarantors. The Company will be permitted to release guarantees without the consent of holders of the Notes under the circumstances described in the Indenture.

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

As of January 1, 2011, the Company had no amount outstanding under its revolving credit facility, and had letters of credit outstanding of $92,571, which reduced the availability under the revolving credit facility to $657,429. (The letters of credit generally have a term of one year or less.) A commitment fee is charged on the unused portion of the revolving credit facility, payable in arrears. The current commitment fee rate is 0.125% per annum.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
January 1, 2011, January 2, 2010 and January 3, 2009

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

The Company’s revolving credit facility contains covenants restricting its ability to, among other things:  (1) create, incur or assume additional debt (including hedging arrangements), (2) incur liens or engage in sale-leaseback transactions, (3) make loans and investments, (4) guarantee obligations, (5) engage in certain mergers, acquisitions and asset sales, (6) change the nature of the Company’s business and the business conducted by its subsidiaries and (7) change Advance’s status as a holding company. The Company is also required to comply with financial covenants with respect to a maximum leverage ratio and a minimum consolidated coverage ratio. The Company was in compliance with these covenants at January 1, 2011 and January 2, 2010. The Company’s revolving credit facility also provides for customary events of default, covenant defaults and cross-defaults to its other material indebtedness.

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

Other

As of January 1, 2011, the Company had $3,000 outstanding under an economic development note and other financing arrangements.

7.  Derivative Instruments and Hedging Activities:

The Company had previously entered into interest rate swap agreements as a hedge to the variable rate interest payments on its bank debt.  Effective April 24, 2010, the Company’s outstanding interest rate swaps no longer qualified for hedge accounting as a result of the Company’s intent to pay off its bank debt with the proceeds from the offering of the Notes. Accordingly, the Company has recorded all subsequent changes in the fair value of the interest rate swaps through earnings and will amortize the previously recorded unrecognized loss in accumulated other comprehensive loss over the remaining life of the swaps which mature in October 2011. As of January 1, 2011, the Company had interest rate swaps with an aggregate notional value of $275,000 at rates ranging from 4.01% to 4.98%.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
January 1, 2011, January 2, 2010 and January 3, 2009
(in thousands, except per share data)

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of January 1, 2011 and January 2, 2010:

	Liability Derivatives
	Balance Sheet Location	Fair Value as of January 1, 2011	Fair Value as of January 2, 2010
Derivatives designated as hedging
instruments:
Interest rate swaps	Accrued expenses	$9,321	$10,700
Interest rate swaps	Other long-term liabilities	-	6,644
		$9,321	$17,344

The table below presents the effect of the Company’s derivative financial instruments on the statement of operations for Fiscal 2010, 2009 and 2008, respectively:
Interest rate swaps	Amount of Gain or (Loss) Recognized in OCI on Derivative, net of tax (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income, net of tax (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative, net of tax (Ineffective Portion and Amount Excluded from Effectiveness Testing)

2010	$597	Interest expense	$(7,179)	Other income (expense), net	$(1,174)

2009	$3,034	Interest expense	$(6,618)	Other income (expense), net	$(130)

2008	$(8,729)	Interest expense	$(2,152)	Interest expense	$-

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
January 1, 2011, January 2, 2010 and January 3, 2009
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

The following table sets forth the Company’s financial liabilities that were measured at fair value on a recurring basis as of January 1, 2011 and January 2, 2010:

		Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3

	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs

As of January 1, 2011
Interest rate swaps	$9,321	$-	$9,321	$-

As of January 2, 2010
Interest rate swaps	$17,344	$-	$17,344	$-

The fair values of our interest rate swaps represent the estimated amounts that the Company would receive or pay to terminate the agreements taking into consideration the difference between the contract rate of interest and rates currently quoted for agreements of similar terms and maturities (based on the forward yield curve).

The carrying amount of the Company’s cash and cash equivalents, accounts receivable, bank overdrafts, financed vendor accounts payable, accounts payable, accrued expenses and current portion of long term debt approximate their fair values due to the relatively short term nature of these instruments. As of January 1, 2011 and January 2, 2010, the fair value of the Company’s long-term debt with a carrying value of $300,851 and $202,927, respectively, was approximately $316,000 and $195,000, respectively.  The fair value of the Company’s senior unsecured notes was determined based on quoted market prices. The Company believes that the carrying value of its other long-term debt and certain long-term liabilities approximate fair value.

Non-Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). At January 1, 2011, the Company had no significant non-financial assets or liabilities that had been adjusted to fair value subsequent to initial recognition. The Company recorded an impairment charge of $4,936 during Fiscal 2009 to reduce certain store assets in its store divestiture plan to their estimated fair value of zero. The fair values were determined based on the income approach, in which the Company utilized internal cash flow projections over the life of the underlying lease agreements discounted based on a risk-free rate of return. These measures of fair value, and related inputs, are considered a level 3 approach under the fair value hierarchy. There were no other changes related to level 3 assets.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
January 1, 2011, January 2, 2010 and January 3, 2009
(in thousands, except per share data)

9.  Property and Equipment:

Property and equipment consists of the following:

	Original Useful Lives	January 1, 2011	January 2, 2010
Land and land improvements	0 - 10 years	$330,962	$313,938
Buildings	30 years	376,268	363,992
Building and leasehold improvements	3 - 30 years	272,300	245,137
Furniture, fixtures and equipment	2 - 20 years	952,435	972,817
Vehicles	2 - 10 years	23,701	24,424
Construction in progress		103,605	82,837
Other		11,463	11,238
		2,070,734	2,014,383
Less - Accumulated depreciation		(927,564)	(914,045)
Property and equipment, net		$1,143,170	$1,100,338

Depreciation expense was $163,378, $149,769 and $145,353 for Fiscal 2010, 2009 and 2008, respectively. The Company capitalized approximately $4,875, $4,657 and $2,388 incurred for the development of internal use computer software during Fiscal 2010, 2009 and 2008, respectively. These costs are included in the furniture, fixtures and equipment category above and are depreciated on the straight-line method over three to five years.

10.  Accrued Expenses:

Accrued expenses consist of the following:

	January 1,	January 2,
	2011	2010
Payroll and related benefits	$106,843	$90,493
Warranty reserves	36,352	30,387
Capital expenditures	43,365	28,838
Self-insurance reserves	46,778	93,706
Taxes payable	55,662	54,861
Other	115,086	94,775
Total accrued expenses	$404,086	$393,060

The following table presents changes in the Company’s warranty reserves:

	January 1,	January 2,	January 3,
	2011	2010	2009

Warranty reserves, beginning of period	$30,387	$28,662	$17,757
Additions to warranty reserves	45,741	36,440	38,459
Reserves utilized	(39,776)	(34,715)	(27,554)
Warranty reserves, end of period	$36,352	$30,387	$28,662

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
January 1, 2011, January 2, 2010 and January 3, 2009
(in thousands, except per share data)

11.  Other Long-term Liabilities:

Other long-term liabilities consist of the following:

	January 1,	January 2,
	2011	2010
Deferred income taxes	$51,117	$54,982
Self-insurance reserves	50,292	-
Other	64,534	66,662
Total long-term liabilities	$165,943	$121,644

12.  Stock Repurchase Program:

The Company’s stock repurchase program allows it to repurchase its common stock on the open market or in privately negotiated transactions from time to time in accordance with the requirements of the SEC.

During Fiscal 2010, the Company repurchased an aggregate of 13,025 shares of its common stock at a cost of $633,911, or an average price of $48.67 per share. Of the total shares repurchased, the Company repurchased 2,746 shares at a cost of $178,436 under its $300,000 stock repurchase program authorized by its Board of Directors on August 10, 2010, and 10,279 shares at a cost of $455,475 under its $500,000 stock repurchase program authorized by its Board of Directors on February 16, 2010. At January 1, 2011, the Company had $121,564 remaining under the $300,000 stock repurchase program.

At January 1, 2011, 225 shares repurchased during Fiscal 2010 at a cost of $14,994 had not settled.  These shares settled subsequent to January 1, 2011.

Additionally, the Company repurchased 72 shares of its common stock at an aggregate cost of $3,525 in connection with the net settlement of shares issued as a result of the vesting of restricted stock.

During Fiscal 2009, the Company repurchased 2,467 shares of its common stock at an aggregate cost of $99,567, or an average price of $40.36 per share, under its $250,000 stock repurchase program leaving $89,406 remaining under this program at January 2, 2010. Since the inception of the $250,000 stock repurchase program, the Company repurchased 4,040 shares of its common stock at an aggregate cost of $160,594, or an average price of $39.75, excluding related expenses. Additionally, the Company repurchased 12 shares of its common stock in Fiscal 2009 at an aggregate cost of $495 in connection with the net settlement of shares issued from the lapse of restricted stock.

Subsequent to January 1, 2011, the Company repurchased 1,938 shares of its common stock at an aggregate cost of $121,562, or an average price of $62.72 per share, which completed the availability under its $300,000 stock repurchase program. On February 8, 2011 the Company’s Board of Directors authorized a new $500,000 stock repurchase program.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
January 1, 2011, January 2, 2010 and January 3, 2009
(in thousands, except per share data)

13.  Earnings per Share:

Certain of the Company’s shares granted to employees in the form of restricted stock are considered participating securities, which requires the use of the two-class method for the computation of basic and diluted earnings per share. For Fiscal 2010, 2009 and 2008, earnings of $1,552, $1,382 and $875, respectively, were allocated to the participating securities.

Diluted earnings per share are calculated by including the effect of dilutive securities. Share-based awards to purchase approximately 3, 1,224 and 2,747 shares of common stock that had an exercise price in excess of the average market price of the common stock during Fiscal 2010, 2009 and 2008, respectively, were not included in the calculation of diluted earnings per share because they are anti-dilutive.

The following table illustrates the computation of basic and diluted earnings per share for Fiscal 2010, 2009 and 2008, respectively:

	Fiscal Year Ended
	January 1,	January 2,	January 3,
	2011	2010	2009
Numerator	(52 weeks)	(52 weeks)	(53 weeks)
Net income applicable to common shares	$346,053	$270,373	$238,038
Participating securities' share in earnings	(1,552)	(1,382)	(875)
Net income applicable to common shares	$344,501	$268,991	$237,163
Denominator
Basic weighted average common shares	86,082	94,459	94,655
Dilutive impact of share based awards	1,073	654	550
Diluted weighted average common shares	87,155	95,113	95,205

Basic earnings per common share
Net income applicable to common stockholders	$4.00	$2.85	$2.51
Diluted earnings per common share
Net income applicable to common stockholders	$3.95	$2.83	$2.49

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
January 1, 2011, January 2, 2010 and January 3, 2009
(in thousands, except per share data)
14. Income Taxes:

Provision for Income Taxes

Provision (benefit) for income taxes for Fiscal 2010, 2009 and 2008 consists of the following:

	Current	Deferred	Total
2010-
Federal	$151,639	$34,553	$186,192
State	18,860	5,950	24,810
	$170,499	$40,503	$211,002
2009-
Federal	$87,198	$58,085	$145,283
State	7,462	8,537	15,999
	$94,660	$66,622	$161,282
2008-
Federal	$128,952	$(1,435)	$127,517
State	16,404	(1,267)	15,137
	$145,356	$(2,702)	$142,654

The provision (benefit) for income taxes differed from the amount computed by applying the federal statutory income tax rate due to:

	2010	2009	2008
Income before provision (benefit) for income taxes
at statutory U.S. federal income tax rate (35%)	$194,970	$151,079	$133,242
State income taxes, net of federal income tax benefit	16,127	10,400	9,839
Non-deductible expenses	3,200	3,077	2,177
Valuation allowance	-	(614)	491
Other, net	(3,295)	(2,660)	(3,095)
	$211,002	$161,282	$142,654

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
January 1, 2011, January 2, 2010 and January 3, 2009
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

	January 1,	January 2,
	2011	2010
Deferred income tax assets	$110,953	$104,078
Valuation allowance	(1,141)	(1,273)
Deferred income tax liabilities	(256,601)	(209,658)
Net deferred income tax liabilities	$(146,789)	$(106,853)

At January 1, 2011 and January 2, 2010, the Company had cumulative net deferred income tax liabilities of $146,789 and $106,853, respectively. The deferred income tax assets also include state net operating loss carry-forwards, or NOLs, of approximately $1,513 and $2,057, respectively. These NOLs may be used to reduce future taxable income and expire periodically through Fiscal 2027. Due to uncertainties related to the realization of certain deferred tax assets for NOLs in certain jurisdictions, the Company recorded a valuation allowance of $1,141 as of January 1, 2011 and $1,273 as of January 2, 2010. The amount of deferred income tax assets realizable, however, could change in the future if projections of future taxable income change.

Temporary differences which give rise to significant deferred income tax assets (liabilities) are as follows:

	January 1,	January 2,
	2011	2010
Current deferred income tax assets (liabilities):
Inventory valuation differences	$(149,992)	$(114,510)
Accrued medical and workers compensation	11,760	30,015
Accrued expenses not currently deductible for tax	30,630	26,674
Net operating loss carryforwards	241	445
Interest rate swaps	7,309	4,184
Other, net	749	984
Total current deferred income tax assets (liabilities)	$(99,303)	$(52,208)

Long-term deferred income tax assets (liabilities):
Property and equipment	(106,609)	(95,148)
Postretirement benefit obligation	2,931	3,042
Share-based compensation	16,546	19,872
Accrued medical and workers compensation	19,663	-
Closed store related	4,242	5,428
Net operating loss carryforwards	1,272	1,612
Straight-line rent	12,495	10,029
Valuation allowance	(1,141)	(1,273)
Other, net	3,115	1,793
Total long-term deferred income tax assets (liabilities)	$(47,486)	$(54,645)

These amounts are recorded in Other current liabilities and Other long-term liabilities in the accompanying consolidated balance sheets, as appropriate.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
January 1, 2011, January 2, 2010 and January 3, 2009

Unrecognized Tax Benefits

The following table lists each category and summarizes the activity of the Company’s gross unrecognized tax benefits for the fiscal years ended January 1, 2011, January 2, 2010 and January 3, 2009:

	January 1,	January 2,	January 3,
	2011	2010	2009
Unrecognized tax benefits, beginning of period	$11,113	$13,797	$14,145
Increases related to prior period tax positions	6	896	514
Decreases related to prior period tax positions	-	(711)	(1,280)
Increases related to current period tax positions	2,201	1,475	1,882
Settlements	-	(3,527)	(317)
Expiration of statute of limitations	(367)	(817)	(1,147)
Unrecognized tax benefits, end of period	$12,953	$11,113	$13,797

As of January 1, 2011, the entire amount of unrecognized tax benefits, if recognized, would reduce the Company’s annual effective tax rate.

The Company provides for potential interest and penalties associated with uncertain tax positions as a part of income tax expense. During Fiscal 2010, the Company recorded potential interest and penalties of $916 and $28, respectively, related to unrecognized tax benefits. During Fiscal 2009, the Company recorded potential interest and penalties of $1,066 and $18, respectively. During Fiscal 2008, the Company recorded potential interest and penalties of $1,550 and $207. As of January 1, 2011, the Company had recorded a liability for potential interest and penalties of $4,668 and $467, respectively. As of January 2, 2010, the Company had recorded a liability for potential interest and penalties of $3,918 and $442, respectively. As of January 3, 2009, the Company had recorded a liability for potential interest and penalties of $5,022 and $1,743, respectively, which was included in the above table. The Company has not provided for any penalties associated with tax contingencies unless considered probable of assessment. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

During the next 12 months, it is possible the Company could conclude on approximately $2,000 to $3,000 of the contingencies associated with unrecognized tax uncertainties due mainly to the conclusion of audits and the expiration of statutes of limitations. The majority of these resolutions would be achieved through the completion of current income tax examinations.

The Company files U.S. and state income tax returns in jurisdictions with varying statutes of limitations. The Company’s 2008 federal income tax return is currently under examination by the Internal Revenue Service. The 2009 and 2010 years remain open and subject to examination. The Company has no state examinations open for tax years prior to 2005. With limited exceptions, Fiscal 2006 and subsequent years remain subject to examination by state tax authorities.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
January 1, 2011, January 2, 2010 and January 3, 2009
(in thousands, except per share data)
15.  Lease Commitments:

At January 1, 2011, future minimum lease payments due under non-cancelable operating leases with lease terms ranging from 1 year to 30 years through the year 2039 for all open stores are as follows:

Fiscal Year	Amount
2011	$297,315
2012	265,680
2013	239,573
2014	210,722
2015	188,876
Thereafter	887,708
$2,089,874

The Company anticipates its future minimum lease payments will be partially off-set by future minimum sub-lease income. At January 1, 2011 and January 2, 2010, future minimum sub-lease income to be received under non-cancelable operating leases is $8,589 and $4,266, respectively.

Net Rent Expense

Net rent expense for Fiscal 2010, 2009 and 2008 was as follows:

	2010	2009	2008
Minimum facility rentals	$279,099	$272,686	$261,315
Contingent facility rentals	1,115	729	642
Equipment rentals	5,372	4,738	4,338
Vehicle rentals	19,903	21,403	17,202
	305,489	299,556	283,497
Less: Sub-lease income	(3,813)	(3,652)	(3,940)
	$301,676	$295,904	$279,557

Rent expense associated with closed locations is included in SG&A.

16. Store Closures and Impairment:

The Company closed 5 and relocated 12 stores during Fiscal 2010 and closed 55 stores and relocated 10 stores during Fiscal 2009. During Fiscal 2009, 45 of the store closures were designated under the store divestiture plan. The remaining store closures were part of the Company’s routine review and closure of underperforming stores at or near the end of their respective lease terms. The store divestiture plan consisted of a review of operating stores to identify locations for potential closing based on both financial and operating factors. These factors included cash flow, profitability, strategic market importance, store full potential and current lease rates.

During Fiscal 2010 and 2009, the Company recognized $3,678 and $27,725 of total expense associated with its closed store activities, respectively. The closed store expense in Fiscal 2009 included $26,057 of expense which was divestiture related, or divestiture expense.  These divestiture expenses included closed store exit costs of $21,121. The closed store exit costs primarily included the establishment of the liability for future lease obligations as well as severance. Closed store liabilities include the present value of the remaining lease obligations and management’s estimate of future costs of insurance, property tax and common area maintenance (reduced by the present value of

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
January 1, 2011, January 2, 2010 and January 3, 2009
(in thousands, except per share data)

estimated revenues from subleases and lease buyouts). New provisions are established by a charge to SG&A in the accompanying consolidated statements of operations at the time the facilities actually close. The Company utilizes its reserve for closed store expenses primarily as payments are made under the respective lease obligations.

A summary of the Company’s closed store liabilities, which are recorded in Accrued expenses (current portion) and Other long-term liabilities (long-term portion) in the accompanying consolidated balance sheet, are presented in the following table:

	Lease Obligations	Severance and Other Exit	Total
For the fifty-two weeks ended January 2, 2010:

Closed Store Liabilities, January 3, 2009	$5,067	$-	$5,067
Reserves established	20,739	777	21,516
Change in estimates	(365)	-	(365)
Reserves utilized	(5,070)	(777)	(5,847)
Closed Store Liabilities, January 2, 2010	$20,371	$-	$20,371

For the fifty-two weeks ended January 1, 2011:

Closed Store Liabilities, January 2, 2010	$20,371	$-	$20,371
Reserves established	1,756	-	1,756
Change in estimates	(340)	-	(340)
Reserves utilized	(5,047)	-	(5,047)
Closed Store Liabilities, January 1, 2011	$16,740	$-	$16,740

The Company recognized impairment charges of $317 and $4,936 during Fiscal 2010 and 2009, respectively. These charges primarily consisted of the impairment of certain store assets contained in leased store locations of the AAP segment identified as part of the store divestiture plan.  The Company evaluates the recoverability of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable and exceeds its fair value. Accordingly, the Company determined that the carrying amounts of the assets were considered to not be recoverable based on the stores’ closure and/or projected inability to produce sufficient cash flows.

The impairment was determined based on the excess of the assets’ carrying value as compared to their fair value as determined by the income approach.  Under this approach, the Company utilized internal cash flow projections over the life of the underlying lease agreements discounted based on a risk-free rate of return. Impairment charges are included in SG&A of the accompanying consolidated statements of operations.

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

The Company’s Western Auto subsidiary, together with other defendants including automobile manufacturers, automotive parts manufacturers and other retailers, has been named as a defendant in lawsuits alleging injury as a result of exposure to asbestos-containing products. The Company and some of its subsidiaries also have been named as defendants in many of these lawsuits. The plaintiffs have alleged that these products were manufactured,

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
January 1, 2011, January 2, 2010 and January 3, 2009
(in thousands, except per share data)

distributed and/or sold by the various defendants. These products have primarily included brake parts. Many of the cases pending against the Company or its subsidiaries are in the early stages of litigation. The damages claimed against the defendants in some of these proceedings are substantial. Additionally, some of the automotive parts manufacturers named as defendants in these lawsuits have declared bankruptcy, which will limit plaintiffs’ ability to recover monetary damages from those defendants. Although the Company diligently defends against these claims, the Company may enter into discussions regarding settlement of these and other lawsuits, and may enter into settlement agreements, if it believes settlement is in the best interests of the Company’s shareholders. The Company believes that many of these claims are at least partially covered by insurance. Based on discovery to date, the Company does not believe the cases currently pending will have a material adverse effect on the Company’s operating results, financial position or liquidity. However, if the Company was to incur an adverse verdict in one or more of these claims and was ordered to pay damages that were not covered by insurance, these claims could have a material adverse affect on its operating results, financial position and liquidity. If the number of claims filed against the Company or any of its subsidiaries alleging injury as a result of exposure to asbestos-containing products increases substantially, the costs associated with concluding these claims, including damages resulting from any adverse verdicts, could have a material adverse effect on its operating results, financial position or liquidity in future periods.

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

18.  Benefit Plans:

401(k) Plan

The Company maintains a defined contribution benefit plan, which covers substantially all Team Members after one year of service and who have attained the age of 21. The plan allows for Team Member salary deferrals, which are matched at the Company’s discretion. Company contributions were $10,104, $9,277 and $9,117 in Fiscal 2010, 2009 and 2008, respectively.

Deferred Compensation

The Company maintains a non-qualified deferred compensation plan for certain Team Members. This plan provides for a minimum and maximum deferral percentage of the Team Member’s base salary and bonus, as determined by the Retirement Plan Committee. The Company establishes and maintains a deferred compensation liability for this plan. At January 1, 2011 and January 2, 2010 these liabilities were $10,311 and $6,966, respectively.

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

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
January 1, 2011, January 2, 2010 and January 3, 2009
(in thousands, except per share data)
Funded Status of Benefit Obligations

The following table provides a reconciliation of the accrued postretirement benefit obligation recorded, included in Other long-term liabilities in the accompanying consolidated balance sheets, and the funded status of the Plan as of January 1, 2011 and January 2, 2010:

	2010	2009
Change in benefit obligation:
Benefit obligation at beginning of the year	$7,112	$7,750
Interest cost	336	456
Benefits paid	(621)	(1,047)
Actuarial loss (gain)	38	(47)
Benefit obligation at end of the year	6,865	7,112
Change in plan assets:
Fair value of plan assets at beginning of the year	-	-
Employer contributions	621	1,047
Participant contributions	783	743
Benefits paid	(1,404)	(1,790)
Fair value of plan assets at end of year	-	-
Funded status of plan	$(6,865)	$(7,112)

Net periodic postretirement benefit cost is as follows:
	2010	2009	2008

Service cost	$-	$-	$-
Interest cost	336	456	581
Amortization of the prior service cost	(581)	(581)	(677)
Amortization of recognized net gains	(103)	(96)	(16)
	$(348)	$(221)	$(112)

The health care cost trend rate was assumed to be 8.7% for 2011, 8.4% for 2012, 8.0% for 2013, 7.7% for 2014, 7.3% for 2015, 6.9% for 2016 and 6.6% to 4.5% for 2017 and thereafter. If the health care cost were increased 1% for all future years the accumulated postretirement benefit obligation would have increased by $160 as of January 1, 2011. The effect of this change on the combined service and interest cost would have been an increase of $8 for Fiscal 2010. If the health care cost were decreased 1% for all future years the accumulated postretirement benefit obligation would have decreased by $145 as of January 1, 2011. The effect of this change on the combined service and interest cost would have been a decrease of $7 for Fiscal 2010.

The postretirement benefit obligation and net periodic postretirement benefit cost was computed using the following weighted average discount rates as determined by the Company’s actuaries for each applicable year:

	2010	2009

Postretirement benefit obligation	5.00%	6.25%
Net periodic postretirement benefit cost	4.50%	5.00%

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
January 1, 2011, January 2, 2010 and January 3, 2009
(in thousands, except per share data)

The Company expects plan contributions to completely offset benefits paid. The following table summarizes the Company's expected benefit payments (net of retiree contributions) to be paid for each of the following fiscal years:

Amount
2011	$811
2012	816
2013	806
2014	819
2015	799
2016-2020	1,956

At January 1, 2011, the net unrealized gain on the Plan consists of an unrealized gain of $3,532 related to prior service cost and an unrealized net gain of $1,659 related to actuarial gains. Approximately $581 of the unrealized gain related to prior service cost and $92 related to the actuarial loss are expected to be recognized as a component of Net periodic postretirement benefit cost in Fiscal 2011. The Company reserves the right to change or terminate the employee benefits or Plan contributions at any time.

19.  Share-Based Compensation:

Overview

The Company grants share-based compensation awards to its employees and members of its Board of Directors as provided for under the Company’s 2004 Long-Term Incentive Plan, or LTIP. The Company currently grants share-based compensation in the form of stock appreciation rights, or SARs, restricted stock (considered nonvested stock under ASC Topic 718) and deferred stock units, or DSUs. The Company also has outstanding stock options granted prior to Fiscal 2007.

General Terms of Awards

Time Vested Awards

The SARs generally vest over a three-year period in equal annual installments beginning on the first anniversary of the grant date. All SARs granted are non-qualified, terminate on the seventh anniversary of the grant date and contain no post-vesting restrictions other than normal trading black-out periods prescribed by the Company’s corporate governance policies.

During the vesting period, holders of restricted stock are entitled to receive dividends and voting rights. The shares are restricted until they vest and cannot be sold by the recipient until the restriction has lapsed at the end of the three-year period. All restricted stock granted generally vests over a three-year period in equal annual installments beginning on the first anniversary of the grant date.

Performance-Based Awards

Beginning in Fiscal 2008, each grant of share-based compensation is comprised of SARs and restricted stock, including a 75% time-service portion and 25% performance-based portion which collectively represent the target award. Each performance award may vest following a three-year period subject to the Company’s achievement of certain financial goals. The performance restricted stock awards do not have dividend equivalent rights and do not have voting rights until earned and issued following the end of the applicable performance period. Depending on the Company’s results during the three-year performance period, the actual number of shares vesting at the end of the period may range from 0% to 200% of the target shares.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
January 1, 2011, January 2, 2010 and January 3, 2009
(in thousands, except per share data)
Share-Based Compensation Expense & Cash Flows

The expense the Company has incurred annually related to the issuance of share-based compensation is included in SG&A. The Company receives cash upon the exercise of stock options, as well as when employees purchase stock under the employee stock purchase plan, or ESPP. Total share-based compensation expense and cash received included in the Company’s consolidated statements of operations and consolidated statement of cash flows, respectively, are reflected in the table below, including the related income tax benefits, for fiscal years ended January 1, 2011, January 2, 2010 and January 3, 2009 as follows:

	2010	2009	2008
Share-based compensation expense	$22,311	$19,682	$17,707
Deferred income tax benefit	8,456	7,361	6,640

Cash received upon exercise and from ESPP	36,113	35,402	35,220
Excess tax benefit share-based compensation	7,260	3,219	9,047

As of January 1, 2011, there was $29,521 of unrecognized compensation expense related to all share-based awards that is expected to be recognized over a weighted average period of 1.2 years.

The fair value of each SAR was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Black-Scholes Option Valuation Assumptions (1)	2010	2009	2008

Risk-free interest rate (2)	0.9%	1.6%	2.5%
Expected dividend yield	0.4%	0.6%	0.8%
Expected stock price volatility (3)	36.3%	39.2%	32.3%
Expected life of awards (in months) (4)	50	50	50

(1)	Forfeitures are based on historical experience.
(2)	The risk-free interest rate is based on the U.S. Treasury constant maturity interest rate having term consistent with the expected life of the award.
(3)	Expected volatility is determined using a blend of historical and implied volatility.
(4)	The expected life of the Company’s awards represents the estimated period of time until exercise and is based on historical experience of previously granted awards.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
January 1, 2011, January 2, 2010 and January 3, 2009
(in thousands, except per share data)

Time-Based Share Awards

Stock Appreciation Rights and Stock Options

The following table summarizes the time-vested stock option and time-vested SARs activity for the fiscal year ended January 1, 2011:

	Number of Awards	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding at January 2, 2010	5,276	$35.20
Granted	430	65.08
Exercised	(1,934)	34.81
Forfeited	(84)	33.92
Outstanding at January 1, 2011	3,688	$38.93	4.14	$100,395

Vested and expected to vest	3,621	$38.59	4.10	$99,787

Outstanding and exercisable	2,319	$35.79	3.32	$70,393

The weighted average fair value of SARs granted during the fiscal years ended January 1, 2011, January 2, 2010 and January 3, 2009, was $19.10, $12.98 and $8.66 per share, respectively. The aggregate intrinsic value reflected in the table is based on the Company’s closing stock price of $66.15 as of the last trading day of the period ended January 1, 2011. The aggregate intrinsic value of stock options and SARs (the amount by which the market price of the stock on the date of exercise exceeded the exercise price) exercised during the fiscal years ended January 1, 2011, January 2, 2010 and January 3, 2009, was $35,447, $12,704 and $25,890, respectively.

Restricted Stock

The following table summarizes the restricted stock activity for the fiscal year ended January 1, 2011:

	Number of Awards	Weighted-Average Grant Date Fair Value

Nonvested at January 2, 2010	559	$ 35.40
Granted	82	64.58
Vested	(237)	35.16
Forfeited	(20)	34.80
Nonvested at January 1, 2011	384	$ 41.86

The fair value of each share of restricted stock is determined based on the market price of the Company’s common stock on the date of grant. The weighted average fair value of shares granted during Fiscal 2010, 2009 and 2008 was $64.58, $39.53 and $32.21 per share, respectively. The total grant date fair value of shares vested during Fiscal 2010, 2009 and 2008 was approximately $8,317, $3,238 and $53, respectively.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
January 1, 2011, January 2, 2010 and January 3, 2009
(in thousands, except per share data)

Performance-Based Awards

Performance shares granted in the following tables represent the performance portion of awards granted during Fiscal 2010 at the target level, as achievement of the target level was deemed probable as of the respective grant date. Change in units based on performance in the following tables represents the change in number of awards previously granted that the Company believes will ultimately vest based on the Company’s probability assessment as of January 1, 2011.

Compensation expense for performance-based awards of $5,916 and $4,276 in Fiscal 2010 and 2009, respectively, was determined based on management’s estimate of the probable vesting outcome. During Fiscal 2008, the Company did not recognize compensation expense for performance-based awards since vesting was not considered probable as of January 3, 2009.

Performance-Based SARs

The following table summarizes the performance-based SARs activity for the fiscal year ended January 1, 2011:

	Number of Awards	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding at January 2, 2010	1,211	$29.13
Granted	143	65.08
Change in units based on performance	144	39.00
Exercised	(2)	25.81
Forfeited	(258)	29.71
Outstanding at January 1, 2011	1,238	$33.34	5.25	$40,609

Expected to vest	1,143	$32.37	5.19	$38,602

The weighted average fair value of performance-based SARs granted during the fiscal years ended January 1, 2011, January 2, 2010, and January 3, 2009 was $19.10, $12.98, and $8.66 per share, respectively. There were no exercisable performance-based SARs at January 1, 2011. At January 1, 2011, the maximum potential payout under the Company’s currently outstanding performance-based SAR awards was 2,274 units.

Performance-Based Restricted Stock

The following table summarizes the performance-based restricted stock activity for the fiscal year ended January 1, 2011:

	Number of Awards	Weighted-Average Grant Date Fair Value

Nonvested at January 2, 2010	254	$ 29.08
Granted	27	64.74
Change in units based on performance	30	39.04
Vested	-	-
Forfeited	(58)	30.36
Nonvested at January 1, 2011	253	$ 32.84

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
January 1, 2011, January 2, 2010 and January 3, 2009

The fair value of each share of performance-based restricted stock is determined based on the market price of the Company’s common stock on the date of grant.  The weighted average fair value of shares granted during Fiscal 2010, 2009 and 2008 was $64.74, $39.53 and $32.21 per share, respectively. At January 1, 2011, the maximum potential payout under the Company’s currently outstanding performance-based restricted stock awards was 487 shares.

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

The Company granted 23 DSUs in Fiscal 2010. The weighted average fair value of DSUs granted during Fiscal 2010, 2009, and 2008 was $49.27, $44.18, and $38.94, respectively. The DSUs are awarded at a price equal to the market price of the Company’s underlying stock on the date of the grant. For Fiscal 2010, 2009, and 2008, respectively, the Company recognized a total of $1,064, $850, and $480 on a pre-tax basis, in compensation expense for these DSU grants.

LTIP Availability

At January 1, 2011, there were 2,348 shares of common stock currently available for future issuance under the 2004 Plan and was based on management’s current estimate of the probable vesting outcome for performance-based awards. The Company issues new shares of common stock upon exercise of stock options and SARs. Availability is determined net of forfeitures and is reduced by an additional 0.7 availability factor for restricted stock and DSUs in accordance with the LTIP. Availability includes shares which became available for reissuance in connection with the exercise of SARs.

Employee Stock Purchase Plan

The Company also offers an ESPP. Eligible Team Members may purchase the Company’s common stock at 95% of its fair market value on the date of purchase. There are annual limitations on Team Member elections of either $25 per Team Member or ten percent of compensation, whichever is less. Under the plan, Team Members acquired 41, 51 and 80 shares in Fiscal 2010, 2009 and 2008, respectively. At January 1, 2011, there were 1,236 shares available to be issued under the plan.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
January 1, 2011, January 2, 2010 and January 3, 2009
(in thousands, except per share data)

20.  Accumulated Other Comprehensive Income (Loss):

Comprehensive income is computed as net earnings plus certain other items that are recorded directly to stockholders’ equity during the accounting period. In addition to net earnings, comprehensive income also includes changes in unrealized gains or losses on hedge arrangements and postretirement plan benefits, net of tax. Accumulated other comprehensive income (loss), net of tax, for Fiscal 2008, 2009 and 2010 consisted of the following:

	Unrealized Gain (Loss) on Hedging Arrangements	Unrealized Gain (Loss) on Postretirement Plan	Accumulated Other Comprehensive Income (Loss)
Balance, December 29, 2007	$(4,653)	$3,952	$(701)
Fiscal 2008 activity	(8,729)	81	(8,648)
Balance, January 3, 2009	$(13,382)	$4,033	$(9,349)
Fiscal 2009 activity	3,034	(384)	2,650
Balance, January 2, 2010	$(10,348)	$3,649	$(6,699)
Fiscal 2010 activity	5,541	(439)	5,102
Balance, January 1, 2011	$(4,807)	$3,210	$(1,597)

21.  Segment and Related Information:

The Company has the following two reportable segments: AAP, and AI. The AAP segment is comprised of 3,369 stores as of January 1, 2011, which operated in the United States, Puerto Rico and the Virgin Islands under the trade names “Advance Auto Parts,” “Advance Discount Auto Parts” and “Western Auto.” These stores offer a broad selection of brand name and proprietary automotive replacement parts, accessories and maintenance items for domestic and imported cars and light trucks.

The AI segment consists solely of the operations of Autopart International, and operates stores under the “Autopart International” trade name. AI mainly serves the Commercial market from its 194 stores as of January 1, 2011, located in the Northeastern and Mid-Atlantic regions of the United States and Florida. In addition, its North American Sales Division services warehouse distributors and jobbers throughout North America.

The Company evaluates each of its segment’s financial performance-based on net sales and operating profit for purposes of allocating resources and assessing performance. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in Note 2.

The following table summarizes financial information for each of the Company's business segments for the years ended January 1, 2011, January 2, 2010 and January 3, 2009, respectively.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
January 1, 2011, January 2, 2010 and January 3, 2009
(in thousands, except per share data)
	2010	2009	2008
Net Sales
AAP	$5,691,081	$5,218,317	$4,976,603
AI	249,514	202,575	165,652
Eliminations (1)	(15,392)	(8,269)	-
Total net sales	$5,925,203	$5,412,623	$5,142,255

Percentage of Sales, by Product Group
in AAP Segment (2)
Parts and Batteries	61%	60%	58%
Accessories	15%	15%	17%
Chemicals	11%	11%	12%
Oil	10%	10%	9%
Other	3%	4%	4%
Total	100%	100%	100%

Income before provision for
income taxes
AAP	$552,565	$424,075	$376,464
AI	4,490	7,580	4,228
Total income before provision for
income taxes	$557,055	$431,655	$380,692

Provision for income taxes
AAP	$209,545	$158,386	$140,838
AI	1,457	2,896	1,816
Total provision for income taxes	$211,002	$161,282	$142,654

Segment assets
AAP	$3,141,828	$2,902,646	$2,807,486
AI	212,389	170,317	156,579
Total segment assets	$3,354,217	$3,072,963	$2,964,065

Depreciation and amortization
AAP	$158,738	$145,506	$141,202
AI	5,699	5,411	5,378
Total depreciation and amortization	$164,437	$150,917	$146,580

Capital expenditures
AAP	$191,193	$186,607	$180,623
AI	8,392	6,327	4,363
Total capital expenditures	$199,585	$192,934	$184,986

(1)
For Fiscal 2010, eliminations represented net sales of $6,933 from AAP to AI and $8,459 from AI to AAP. For Fiscal 2009, eliminations represented net sales of $3,764 from AAP to AI and $4,505 from AI to AAP.

(2)	Sales by product group are not available for the AI segment.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
January 1, 2011, January 2, 2010 and January 3, 2009
(in thousands, except per share data)

22. Quarterly Financial Data (unaudited):

The following table summarizes quarterly financial data for Fiscal 2010 and 2009:

2010	First	Second	Third	Fourth
	(16 weeks)	(12 weeks)	(12 weeks)	(12 weeks)
Net sales	$1,830,606	$1,417,956	$1,406,511	$1,270,130
Gross profit	910,777	715,268	707,785	627,485
Net income	109,431	100,911	87,598	48,113

Basic earnings per share	1.20	1.18	1.04	0.58
Diluted earnings per share	1.19	1.16	1.03	0.57

2009	First	Second	Third	Fourth
	(16 weeks)	(12 weeks)	(12 weeks)	(12 weeks)
Net sales	$1,683,636	$1,322,844	$1,262,576	$1,143,567
Gross profit	821,988	652,650	621,459	548,129
Net income	93,585	80,330	61,979	34,479

Basic earnings per share	0.99	0.84	0.65	0.37
Diluted earnings per share	0.98	0.83	0.65	0.36

Note:  Quarterly and year-to-date computations of per share amounts are made independently.  Therefore, the sum of per share amounts for the quarters may not round to per share amounts for the year.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Advance Auto Parts, Inc. and Subsidiaries
Roanoke, Virginia

We have audited the consolidated financial statements of Advance Auto Parts, Inc. and subsidiaries (the "Company") as of January 1, 2011 and January 2, 2010, and for each of the three years in the period ended January 1, 2011, and the Company's internal control over financial reporting as of January 1, 2011, and have issued our reports thereon dated March 1, 2011; such consolidated financial statements and reports are included elsewhere in this Form 10-K.  Our audits also included the financial statement schedules of the Company listed in the accompanying index at Item 15.  These consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Richmond, Virginia
March 1, 2011

ADVANCE AUTO PARTS, INC.
SCHEDULE I - CONSOLIDATED FINANCIAL INFORMATION OF THE REGISTRANT
Condensed Parent Company Balance Sheets
January 1, 2011 and January 2, 2010
(in thousands, except per share data)

	January 1,	January 2,
	2011	2010
Assets
Cash and cash equivalents	$23	$23
Other current assets	1,256	6,321
Property and equipment, net of accumulated depreciation	5	8
Other assets, net	12,130	1,086
Investment in subsidiary	2,579,371	2,212,221
Total assets	$2,592,785	$2,219,659

Liabilities and stockholders' equity
Accrued expenses	$10,417	$8,107
Dividends payable	4,930	5,587
Long-term debt	298,824	-
Intercompany payable, net	1,239,240	923,600
Total liabilities	1,553,411	937,294
Stockholders' equity
Preferred stock, nonvoting, $0.0001 par value,
10,000 shares authorized; no shares issued or outstanding	-	-
Common stock, voting $0.0001 par value; 200,000
shares authorized; 105,682 shares issued and 81,956 outstanding
in 2010 and 104,251 issued and 93,623 outstanding in 2009	11	10
Additional paid-in capital	456,645	392,962
Treasury stock, at cost, 23,726 and 10,628 shares	(1,028,612)	(391,176)
Accumulated other comprehensive loss	(1,597)	(6,699)
Retained earnings	1,612,927	1,287,268
Total stockholders' equity	1,039,374	1,282,365
Total liabilities and stockholders' equity	$2,592,785	$2,219,659

The accompanying notes to the condensed parent company financial information are an integral part of this schedule.

ADVANCE AUTO PARTS, INC.
SCHEDULE I - CONSOLIDATED FINANCIAL INFORMATION OF THE REGISTRANT
Condensed Parent Company Statements of Operations
For the Years Ended January 1, 2011, January 2, 2010 and January 3, 2009
(in thousands, except per share data)

	Fiscal Years
	2010	2009	2008
	(52 Weeks)	(52 Weeks)	(53 Weeks)
Selling, general and administrative expenses	$35,017	$30,228	$23,761
Other income, net	36,918	31,438	24,551
Income before (benefit) provision for income taxes	1,901	1,210	790
Income tax provision (benefit)	1,761	(208)	714
Income before equity in earnings of subsidiaries	140	1,418	76
Equity in earnings of subsidiaries	345,913	268,955	237,962
Net income	$346,053	$270,373	$238,038

Basic earnings per share	$4.00	$2.85	$2.51
Diluted earnings per share	$3.95	$2.83	$2.49

Average common shares outstanding	86,082	94,459	94,655
Average common shares outstanding - assuming dilution	87,155	95,113	95,205

The accompanying notes to the condensed parent company financial information are an integral part of this schedule.

ADVANCE AUTO PARTS, INC.
SCHEDULE I - CONSOLIDATED FINANCIAL INFORMATION OF THE REGISTRANT
Condensed Parent Company Statements of Cash Flows
For the Years Ended January 1, 2011, January 2, 2010 and January 3, 2009
(in thousands)

	Fiscal Years
	2010	2009	2008
	(52 Weeks)	(52 Weeks)	(53 Weeks)
Cash flows from operating activities:
Net income	$346,053	$270,373	$238,038
Adjustments to reconcile net income to net cash
(used in) provided by operations:
Equity in earnings of subsidiary	(345,913)	(268,955)	(237,962)
Depreciation and amortization	66	29	30
Net (increase) decrease in working capital	(206)	585	85
Net cash (used in) provided by operating activities	-	2,032	191
Cash flows from investing activities:
Net cash used in investing activities	-	(2,032)	(191)
Cash flows from financing activities:	-	-	-
Net increase (decrease) in cash and cash equivalents	-	-	-
Cash and cash equivalents, beginning of year	23	23	23
Cash and cash equivalents, end of year	$23	$23	$23

Supplemental cash flow information:
Interest paid	$8,721	$-	$-
Income taxes paid, net	-	-	-
Noncash transactions:
Issuance of senior unsecured notes with proceeds received
by Stores	$298,761	$-	$-
Payment of debt related costs by Stores	4,572	-	-
Repurchase of Parent's common stock by Stores	622,442	100,062	219,429
Repurchase of Parent's common stock by Stores not settled	14,994	-	-
Proceeds received by Stores from stock transactions under the
Parent's stock subscription plan and Stores' stock option plan	36,113	35,402	35,220
Cash dividends paid by Stores on behalf of Parent	21,051	22,803	23,181
Changes in other comprehensive income (loss)	5,102	2,650	(8,648)
Declared but unpaid cash dividends	4,930	5,587	5,657

The accompanying notes to the condensed parent company financial information are an integral part of this schedule.

ADVANCE AUTO PARTS, INC.
SCHEDULE I - CONSOLIDATED FINANCIAL INFORMATION OF THE REGISTRANT
Notes to the Condensed Parent Company Statements
January 1, 2011 and January 2, 2010
(in thousands, except per share data)

1. Organization and Basis of Presentation

Advance Auto Parts, Inc. (“the Company”) is a holding company, which is the 100% shareholder of Advance Stores Company, Incorporated and its subsidiaries ("Stores"), and conducts substantially all of its business operations through Stores. The parent/subsidiary relationship between the Company and Stores includes certain related party transactions. These transactions consist primarily of intercompany advances and interest on intercompany advances, dividends, capital contributions and allocations of certain costs. Deferred income taxes have not been provided for financial reporting and tax basis differences on the undistributed earnings of the subsidiaries.

These condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules and regulations, although management believes that the disclosures made are adequate to make the information presented not misleading. Under a “parent-only” presentation, the investment of the Company in Stores is presented under the equity method of accounting. These parent-only financial statements should be read in conjunction with the consolidated financial statements of the Company included in Item 15 “Exhibits, Financial Statement Schedules” of this Annual Report on Form 10-K (“consolidated financial statements”).

2. Summary of Significant Accounting Policies

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

Share-Based Payments

The Company grants share-based compensation awards to certain executive-level employees and members of its Board of Directors as provided for under its 2004 Long-Term Incentive Plan. The Company’s accounting policy for share-based payments is the same as for the consolidated company which is described in the summary of significant accounting policies in Note 2 of the consolidated financial statements.

See Notes to the Consolidated Financial Statements for Additional Disclosures.

ADVANCE AUTO PARTS, INC.
SCHEDULE I - CONSOLIDATED FINANCIAL INFORMATION OF THE REGISTRANT
Notes to the Condensed Parent Company Statements
January 1, 2011 and January 2, 2010
(in thousands, except per share data)

Earnings per Share

The Company uses the two-class method to calculate earnings per share. Under the two-class method, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are considered participating securities and are included in the computation of earnings per share. Certain of the Company’s shares granted to employees in the form of restricted stock are considered participating securities.

Accordingly, earnings per share is computed by dividing net income attributable to the Company’s common shareholders by the weighted-average common shares outstanding during the period. The two-class method is an earnings allocation formula that determines income per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. Diluted income per common share reflects the more dilutive earnings per share amount calculated using the treasury stock method or the two-class method.

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

New Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board, or FASB, issued ASU No. 2010-06 “Fair Value Measurements and Disclosures – Improving Disclosures about Fair Value Measurements”. ASU 2010-06 requires new disclosures for significant transfers in and out of Level 1 and 2 of the fair value hierarchy and the activity within Level 3 of the fair value hierarchy. The updated guidance also clarifies existing disclosures regarding the level of disaggregation of assets or liabilities and the valuation techniques and inputs used to measure fair value. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2009, with the exception of the new Level 3 activity disclosures, which are effective for interim and annual reporting periods beginning after December 15, 2010. The adoption of the new Level 1 and 2 guidance had no impact on the Company’s condensed consolidated financial statements. The adoption of the new Level 3 guidance is not expected to have a material impact on the Company’s condensed consolidated financial statements.

3. Long-Term Debt

Senior Unsecured Notes

On April 29, 2010, the Company sold $300,000 aggregate principal amount of 5.75% senior unsecured notes due May 1, 2020, or the Notes, at a public offering price of 99.587% of the principal amount per note. The Company, or Advance, served as the issuer of the Notes with each of Advance’s domestic subsidiaries serving as a subsidiary guarantor. The terms of the Notes are governed by an indenture and supplemental indenture (collectively the “Indenture”), dated as of April 29, 2010, among the Company, the subsidiary guarantors and Wells Fargo Bank, National Association, as Trustee.

The net proceeds from the offering of the Notes were $294,189, after deducting underwriting discounts and commissions and offering expenses of $4,572 (collectively “deferred financing costs”) payable by the Company. The Company is amortizing the deferred financing costs over the term of the Notes. The Company used the net proceeds from this offering to repay indebtedness outstanding under its revolving credit facility and term loan. Amounts repaid under the Company’s revolving credit facility may be reborrowed from time to time for operational purposes, working capital needs, capital expenditures and other general corporate purposes.

See Notes to the Consolidated Financial Statements for Additional Disclosures.

ADVANCE AUTO PARTS, INC.
SCHEDULE I - CONSOLIDATED FINANCIAL INFORMATION OF THE REGISTRANT
Notes to the Condensed Parent Company Statements
January 1, 2011 and January 2, 2010
(in thousands, except per share data)

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

Bank Debt

The Company fully and unconditionally guarantees the revolving credit facility of Stores. The revolving credit agreement does not contain restrictions on the payment of dividends, loans or advances between the Company and Stores and Stores’ subsidiaries. Therefore, there are no such restrictions as of January 1, 2011 and January 2, 2010.

4. Commitments and Contingencies

The Company has indirect commitments and contingencies through Stores. For a discussion of the commitments and contingencies of the consolidated company, see Notes 15 and 17 of the consolidated financial statements.

See Notes to the Consolidated Financial Statements for Additional Disclosures.

ADVANCE AUTO PARTS, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Allowance for doubtful accounts receivable:	Balance at Beginning of Period	Charges to Expenses	Deductions		Other	Balance at End of Period
January 3, 2009	$3,987	$3,340	$(2,297)	(1)	$-	$5,030
January 2, 2010	5,030	3,444	(2,838)	(1)	-	5,636
January 1, 2011	5,636	2,066	(2,886)	(1)	-	4,816

(1)	Accounts written off during the period. These amounts did not impact the Company’s statement of operations for any year presented.

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

Dated: March 1, 2011

ADVANCE AUTO PARTS, INC.
	By:	/s/ Michael A. Norona
Michael A. Norona Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Darren R. Jackson	Chief Executive Officer	March 1, 2011
Darren R. Jackson	and Director (Principal
Executive Officer)

/s/ Michael A. Norona	Executive Vice President and Chief	March 1, 2011
Michael A. Norona	Financial Officer (Principal
Financial and Accounting Officer)

/s/ John C. Brouillard	Chairman and Director	March 1, 2011
John C. Brouillard

/s/ John F. Bergstrom	Director	March 1, 2011
John F. Bergstrom

/s/ Fiona P. Dias	Director	March 1, 2011
Fiona P. Dias

/s/ Frances X. Frei	Director	March 1, 2011
Frances X. Frei

/s/ William S. Oglesby	Director	March 1, 2011
William S. Oglesby

/s/ Gilbert T. Ray	Director	March 1, 2011
Gilbert T. Ray

/s/ J. Paul Raines	Director	March 1, 2011
J. Paul Raines

/s/ Carlos A. Saladrigas	Director	March 1, 2011
Carlos A. Saladrigas

/s/ Francesca M. Spinelli	Director	March 1, 2011
Francesca M. Spinelli

S-1

EXHIBIT INDEX

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith
3.1	Restated Certificate of Incorporation of Advance Auto Parts, Inc. (“Advance Auto”).	10-Q	3.1	8/16/2004
3.2	Amended and Restated Bylaws of Advance Auto. (effective August 12, 2009).	8-K	3.2	8/17/2009
4.1	Indenture, dated as of April 29, 2010, among Advance Auto Parts, Inc., each of the Subsidiary Guarantors from time to time party thereto and Wells Fargo Bank, National Association, as Trustee.	8-K	4.1	4/29/2010
4.2	First Supplemental Indenture, dated as of April 29, 2010, among Advance Auto Parts, Inc., each of the Subsidiary Guarantors from time to time party thereto and Wells Fargo Bank, National Association, as Trustee.	8-K	4.2	4/29/2010
4.3	Form of 5.750% Note due 2020.	8-K	4.3	4/29/2010
10.1	Credit Agreement dated as of October 5, 2006 among Advance Auto, Advance Stores Company, Incorporated (“Advance Stores”), as borrower, the lenders party hereto and JPMorgan Chase Bank, N.A., as administrative agent.	10-Q	10.1	8/25/2010
10.2	Advance Auto 2001 Senior Executive Stock Option Plan.	S-4	10.11	11/6/2001
10.3	Form of Advance Auto 2001 Senior Executive Stock Option Agreement.	S-4	10.12	11/6/2001
10.4	Advance Auto 2001 Executive Stock Option Plan.	S-4	10.13	11/6/2001
10.5	Form of Advance Auto 2001 Stock Option Agreement.	S-4	10.15	11/6/2001
10.6	Form of Indemnity Agreement between each of the directors of Advance Auto and Advance Auto, as successor in interest to Advance Holding.	8-K	10.19	5/20/2004
10.7	Purchase Agreement dated as of October 31, 2001 among Advance Stores, Advance Trucking Corporation, LARALEV, INC., Western Auto Supply Company, J.P. Morgan Securities Inc., Credit Suisse First Boston Corporation and Lehman Brothers Inc.	S-4	10.41	11/6/2001
10.8 (1)	Joinder to the Purchase Agreement dated as of November 28, 2001 by and among Advance Aircraft Company, Inc., Advance Merchandising Company, Inc., WASCO Insurance Agency, Inc., Western Auto of Puerto Rico, Inc., Western Auto of St. Thomas, Inc., Discount, DAP Acceptance Corporation, J.P. Morgan Securities, Inc., Credit Suisse First Boston Corporation and Lehman Brothers Inc.	S-4	10.33	1/22/2002
10.9 (2)	Form of Master Lease dated as of February 27, 2001 by and between Dapper Properties I, II and III, LLC and Discount.	10-Q	10.28	4/2/2001
10.10 (1)	Form of Amendment to Master Lease dated as of December 28, 2001 between Dapper Properties I, II and III, LLC and Discount.	S-4	10.39	1/22/2002
10.11 (2)	Form of Sale-Leaseback Agreement dated as of February 27, 2001 by and between Dapper Properties I, II and III, LLC and Discount.	10-Q	10.29	4/2/2001
10.12 (1)	Substitution Agreement dated as of November 28, 2001 by and among GE Capital Franchise Finance Corporation, Washington Mutual Bank, FA, Dapper Properties I, II and III, LLC, Autopar Remainder I, II and III, LLC, Discount and Advance Stores.	S-4	10.41	1/22/2002
10.13 (1)	First Amendment to Substitution Agreement dated as of December 28, 2001 by and among GE Capital Franchise Finance Corporation, Washington Mutual Bank, FA, Dapper Properties I, II and III, LLC, Autopar Remainder I, II and III, LLC, Discount, Advance Stores and Western Auto Supply Company.	S-4	10.42	1/22/2002
10.14	Advance Auto Parts, Inc. 2004 Long-Term Incentive Plan (as amended April 17, 2008).	10-Q	10.19	5/29/2008
10.15	Form of Advance Auto Parts, Inc. 2004 Long-Term Incentive Plan Stock Option Agreement.	10-Q	10.38	8/16/2004
10.16	Form of Advance Auto Parts, Inc. 2004 Long-Term Incentive Plan Award Notice.	10-Q	10.39	8/16/2004

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith
10.17
Advance Auto Parts, Inc. Deferred Stock Unit Plan for Non-Employee Directors and Selected Executives (as amended January 1, 2008), including First Amendment to the Advance Auto Parts, Inc. Deferred Stock Unit Plan for Non-Employee Directors and Selected Executives (as amended and restated effective as of January 1, 2009) and Second Amendment to the Advance Auto Parts, Inc. Deferred Stock Unit Plan for Non-Employee Directors and Selected Executives (as amended and restated effective as of January 1, 2010).
					X
10.18	Amended Advance Auto Parts, Inc. Employee Stock Purchase Plan.	10-K	10.34	3/16/2006
10.19
Advance Auto Parts, Inc. Deferred Compensation Plan (as amended January 1, 2008), including First Amendment to the Advance Auto Parts, Inc. Deferred Compensation Plan (as amended and restated effective as of January 1, 2009) and Second Amendment to the Advance Auto Parts, Inc. Deferred Compensation Plan (as amended and restated effective as of January 1, 2010).
					X
10.20	Release and Termination Agreement dated as of October 5, 2006, among Advance Auto, Advance Stores Company, Incorporated and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	10.38	10/12/2006
10.21	Form of Advance Auto Parts, Inc. 2007 Restricted Stock Award.	8-K	10.39	2/26/2007
10.22	Form of Advance Auto Parts, Inc. 2007 Stock Appreciation Right Award.	8-K	10.40	2/26/2007
10.23	Term Loan Credit Agreement dated as of December 4, 2007 among Advance Auto Parts, Inc., Advance Stores Company, Incorporated, as borrower, the lenders party hereto and JPMorgan Chase Bank, N.A. as administrative agent.	10-Q	10.30	8/25/2010
10.24	Guarantee Agreement dated as of December 4, 2007 among Advance Auto Parts, Inc. and JPMorgan Chase Bank, N.A., as administrative agent for the lenders.	8-K	10.31	12/10/2007
10.25	Employment Agreement effective January 7, 2008 between Advance Auto Parts, Inc., and Darren R. Jackson.	8-K	10.25	1/11/2008
10.26	Advance Auto Parts, Inc. Executive Incentive Plan.	DEF 14A	Appendix B	4/11/2007
10.27	First Amendment to Employment Agreement effective June 4, 2008 between Advance Auto Parts, Inc. and Darren R. Jackson.	8-K	10.32	6/4/2008
10.28	Form of Employment Agreement effective June 4, 2008 between Advance Auto Parts, Inc., and Kevin P. Freeland, Michael A. Norona, and Jimmie L. Wade.	8-K	10.33	6/4/2008
10.29	Attachment C to Employment effective June 4, 2008 between Advance Auto Parts, Inc., and Kevin P. Freeland.	8-K	10.34	6/4/2008
10.30	Attachment C to Employment Agreement effective June 4, 2008 between Advance Auto Parts, Inc., and Michael A. Norona.	8-K	10.35	6/4/2008
10.31	Attachment C to Employment Agreement effective June 4, 2008 between Advance Auto Parts, Inc., and Jimmie L. Wade.	8-K	10.36	6/4/2008
10.32	Form of Senior Vice President Loyalty Agreements.	10-Q	10.37	11/12/2008
10.33	Form of Advance Auto Parts, Inc. Stock Appreciation Rights Award Agreement dated November 17, 2008.	8-K	10.38	11/21/2008
10.34	Form of Advance Auto Parts, Inc. Restricted Stock Award Agreement dated November 17, 2008.	8-K	10.39	11/21/2008
10.35	Second Amendment to Employment Agreement effective January 1, 2010 between Advance Auto Parts, Inc. and Darren R. Jackson.	10-Q	10.43	6/2/2010
10.36	Form of First Amendment to Employment Agreement effective January 1, 2010 between Advance Auto Parts, Inc. and Jimmie L. Wade, Kevin P. Freeland and Michael A. Norona.	10-Q	10.44	6/2/2010
10.37	Employment Agreement effective January 1, 2010 between Advance Auto Parts, Inc. and Tamara A. Kozikowski.	10-Q	10.45	6/2/2010
10.38	Amendment to the Credit Agreement, dated December 4, 2007, among Advance Stores, Advance Auto Parts, Inc., the lenders party hereto and JPMorgan Chase Bank, N.A., as administrative agent.	10-Q	10.46	8/25/2010
10.39	Second Amendment to the Credit Agreement, dated April 15, 2010, among Advance Stores, Advance Auto Parts, Inc., the lenders party hereto and JPMorgan Chase Bank, N.A., as administrative agent.	10-Q	10.47	8/25/2010

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith
10.40	Third Amendment to Employment Agreement effective September 1, 2010 between Advance Auto Parts, Inc. and Darren R. Jackson.	10-Q	10.48	11/17/2010
10.41	Fourth Amendment to Employment Agreement effective January 7, 2011 between Advance Auto Parts, Inc. and Darren R. Jackson.				X
10.42	Form of Advance Auto Parts, Inc. 2011 SARS Award Agreement and Restricted Stock Award Agreement between Advance Auto Parts, Inc. and Darren R. Jackson				X
12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges.				X
21.1	Subsidiaries of Advance Auto.				X
23.1	Consent of Deloitte & Touche LLP.				X
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS (3)	XBRL Instance Document
101.SCH (3)	XBRL Taxonomy Extension Schema Document
101.CAL (3)	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB (3)	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE (3)	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF (3)	XBRL Taxonomy Extension Definition Linkbase Document

(1)	Filed an exhibit to Registration Statement on Form S-4 (No. 333-81180) of Advance Stores Company, Incorporated.
(2)	Filed as an exhibit to the Quarterly Report on Form 10-Q (No. 001-11276) of Discount.
(3)
In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except to the extent expressly set forth by specific reference in such filing.