Form 10-Q
period 2011-04-23
ADVANCE AUTO PARTS INC
filed 2011-06-01
CIK 1158449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 23, 2011
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

As of May 27, 2011, the registrant had outstanding 76,637,258 shares of Common Stock, par value $0.0001 per share (the only class of common stock of the registrant outstanding).

i

PART I.  FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
April 23, 2011, January 1, 2011 and April 24, 2010
(in thousands, except per share data)
(unaudited)

	April 23,	January 1,	April 24,
Assets	2011	2011	2010

Current assets:
Cash and cash equivalents	$53,667	$59,209	$133,286
Receivables, net	115,424	124,227	110,471
Inventories, net	2,118,119	1,863,870	1,745,555
Other current assets	48,278	76,965	33,984
Total current assets	2,335,488	2,124,271	2,023,296
Property and equipment, net of accumulated depreciation of
$947,678, $927,564 and $925,389	1,151,926	1,143,170	1,095,935
Assets held for sale	707	1,472	1,552
Goodwill	34,387	34,387	34,387
Intangible assets, net	25,062	25,360	26,085
Other assets, net	25,813	25,557	21,553
	$3,573,383	$3,354,217	$3,202,808
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$923	$973	$1,293
Financed vendor accounts payable	-	31,648	17,557
Accounts payable	1,574,347	1,292,113	1,185,782
Accrued expenses	386,552	404,086	424,961
Other current liabilities	114,508	119,229	68,122
Total current liabilities	2,076,330	1,848,049	1,697,715
Long-term debt	430,832	300,851	277,695
Other long-term liabilities	182,337	165,943	118,015
Commitments and contingencies
Stockholders' equity:
Preferred stock, nonvoting, $0.0001 par value	-	-	-
Common stock, voting, $0.0001 par value	11	11	10
Additional paid-in capital	468,753	456,645	404,803
Treasury stock, at cost	(1,302,998)	(1,028,612)	(680,583)
Accumulated other comprehensive income (loss)	379	(1,597)	(6,230)
Retained earnings	1,717,739	1,612,927	1,391,383
Total stockholders' equity	883,884	1,039,374	1,109,383
	$3,573,383	$3,354,217	$3,202,808

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
For the Sixteen Week Periods Ended
April 23, 2011 and April 24, 2010
(in thousands, except per share data)
(unaudited)
	Sixteen Week Periods Ended
	April 23,	April 24,
	2011	2010

Net sales	$1,898,063	$1,830,606
Cost of sales, including purchasing and warehousing costs	939,862	919,829
Gross profit	958,201	910,777
Selling, general and administrative expenses	772,224	728,605
Operating income	185,977	182,172
Other, net:
Interest expense	(9,719)	(5,956)
Other income, net	55	524
Total other, net	(9,664)	(5,432)
Income before provision for income taxes	176,313	176,740
Provision for income taxes	66,730	67,309
Net income	$109,583	$109,431

Basic earnings per share	$1.37	$1.20

Diluted earnings per share	$1.35	$1.19

Average common shares outstanding	79,468	90,712

Average common shares outstanding - assuming dilution	81,019	91,473

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders' Equity
For the Sixteen Week Periods Ended
April 23, 2011 and April 24, 2010
(in thousands, except per share data)
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Treasury Stock, at cost		Accumulated Other Comprehensive	Retained	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Earnings	Equity
Balance, January 1, 2011	-	$-	105,682	$11	$456,645	23,726	$(1,028,612)	$(1,597)	$1,612,927	$1,039,374
Net income									109,583	109,583
Changes in net unrecognized other postretirement benefit costs, net of $90 tax								(140)		(140)
Amortization of unrecognized losses on interest rate swaps, net of $1,374 tax								2,116		2,116
Comprehensive income										111,559
Issuance of shares upon the exercise of stock options			193		2,875					2,875
Tax benefit from share-based compensation					2,663					2,663
Issuance of restricted stock, net of forfeitures			4							-
Amortization of restricted stock balance					2,287					2,287
Share-based compensation					3,673					3,673
Stock issued under employee stock purchase plan			9		542					542
Treasury stock purchased						4,307	(274,386)			(274,386)
Cash dividends									(4,771)	(4,771)
Other					68					68
Balance, April 23, 2011	-	$-	105,888	$11	$468,753	28,033	$(1,302,998)	$379	$1,717,739	$883,884

Balance, January 2, 2010	-	$-	104,251	$10	$392,962	10,628	$(391,176)	$(6,699)	$1,287,268	$1,282,365
Net income									109,431	109,431
Changes in net unrecognized other postretirement benefit costs, net of $82 tax								(128)		(128)
Unrealized gain on hedge arrangement, net of $637 tax								597		597
Comprehensive income										109,900
Issuance of shares upon the exercise of stock options			178		4,126					4,126
Tax benefit from share-based compensation					476					476
Issuance of restricted stock, net of forfeitures			(7)							-
Amortization of restricted stock balance					3,106					3,106
Share-based compensation					3,568					3,568
Stock issued under employee stock purchase plan			13		509					509
Treasury stock purchased						6,955	(289,407)			(289,407)
Cash dividends									(5,316)	(5,316)
Other					56					56
Balance, April 24, 2010	-	$-	104,435	$10	$404,803	17,583	$(680,583)	$(6,230)	$1,391,383	$1,109,383

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the Sixteen Week Periods Ended
April 23, 2011 and April 24, 2010
(in thousands)
(unaudited)

	Sixteen Week Periods Ended
	April 23,	April 24,
	2011	2010
Cash flows from operating activities:
Net income	$109,583	$109,431
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	52,539	49,683
Share-based compensation	5,960	6,674
Loss on property and equipment, net	1,291	1,508
Other	235	304
Provision (benefit) for deferred income taxes	14,109	(1,883)
Excess tax benefit from share-based compensation	(2,692)	(809)
Net decrease (increase) in:
Receivables, net	8,821	(17,911)
Inventories, net	(254,249)	(113,688)
Other assets	28,228	30,043
Net increase in:
Accounts payable	282,234	219,508
Accrued expenses	20,941	51,348
Other liabilities	5,450	3,796
Net cash provided by operating activities	272,450	338,004
Cash flows from investing activities:
Purchases of property and equipment	(88,883)	(60,675)
Proceeds from sales of property and equipment	1,021	93
Net cash used in investing activities	(87,862)	(60,582)
Cash flows from financing activities:
Decrease in bank overdrafts	(4,471)	(9,526)
Decrease in financed vendor accounts payable	(31,648)	(14,535)
Borrowings under credit facilities	443,200	75,000
Payments on credit facilities	(313,000)	-
Payments on note payable	(239)	(232)
Dividends paid	(9,701)	(10,903)
Proceeds from the issuance of common stock, primarily exercise
of stock options	3,485	4,691
Excess tax benefit from share-based compensation	2,692	809
Repurchase of common stock	(280,389)	(289,407)
Other	(59)	(51)
Net cash used in financing activities	(190,130)	(244,154)
Net (decrease) increase in cash and cash equivalents	(5,542)	33,268
Cash and cash equivalents, beginning of period	59,209	100,018
Cash and cash equivalents, end of period	$53,667	$133,286

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows - (Continued)
For the Sixteen Week Periods Ended
April 23, 2011 and April 24, 2010
(in thousands)
(unaudited)

	Sixteen Week Periods Ended
	April 23,	April 24,
	2011	2010

Supplemental cash flow information:
Interest paid	$6,769	$7,831
Income tax payments, net	14,185	16,508
Non-cash transactions:
Accrued purchases of property and equipment	17,102	15,002
Repurchases of common stock not settled	8,991	-
Changes in other comprehensive income	1,976	469

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Sixteen Week Periods Ended April 23, 2011 and April 24, 2010
(in thousands, except per share data)
(unaudited)

1.	Basis of Presentation:

The accompanying condensed consolidated financial statements include the accounts of Advance Auto Parts, Inc. and its wholly owned subsidiaries, or the Company. All significant intercompany balances and transactions have been eliminated in consolidation.

The condensed consolidated balance sheets as of April 23, 2011, January 1, 2011 and April 24, 2010, the condensed consolidated statements of operations for the sixteen week periods ended April 23, 2011 and April 24, 2010, the condensed consolidated statements of changes in stockholders’ equity for the sixteen week periods ended April 23, 2011 and April 24, 2010 and the condensed consolidated statements of cash flows for the sixteen week periods ended April 23, 2011 and April 24, 2010, have been prepared by the Company. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position of the Company, the results of its operations and cash flows have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s consolidated financial statements for the fiscal year ended January 1, 2011, or Fiscal 2010.

The accounting policies followed in the presentation of interim financial results are consistent with those followed on an annual basis. These policies are presented in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for Fiscal 2010 (filed with the Securities and Exchange Commission, or SEC, on March 1, 2011).

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
For the Sixteen Week Periods Ended April 23, 2011 and April 24, 2010
(in thousands, except per share data)
(unaudited)

2.	Inventories, net:

Inventories are stated at the lower of cost or market. The Company used the LIFO method of accounting for approximately 95% of inventories at April 23, 2011, January 1, 2011 and April 24, 2010. Under LIFO, the Company’s cost of sales reflects the costs of the most recently purchased inventories, while the inventory carrying balance represents the costs for inventories purchased in Fiscal 2011 and prior years. The Company’s overall costs to acquire inventory for the same or similar products have generally decreased historically as the Company has been able to leverage its continued growth. Additionally, the Company’s inventory costs have decreased in recent years as a result of the Company’s execution of merchandise strategies and realization of supply chain efficiencies. As a result of utilizing LIFO, the Company recorded a reduction to cost of sales of $4,083 and $18,250 for the sixteen weeks ended April 23, 2011 and April 24, 2010, respectively.

An actual valuation of inventory under the LIFO method is performed by the Company at the end of each fiscal year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected fiscal year-end inventory levels and costs.

Inventory balances at April 23, 2011, January 1, 2011 and April 24, 2010 were as follows:

	April 23,	January 1,	April 24,
	2011	2011	2010
Inventories at FIFO, net	$1,987,225	$1,737,059	$1,630,048
Adjustments to state inventories at LIFO	130,894	126,811	115,507
Inventories at LIFO, net	$2,118,119	$1,863,870	$1,745,555

3.	Goodwill and Intangible Assets:

Goodwill

The Company has goodwill recorded in both the AAP and AI segments.  The AAP segment’s goodwill balance was $16,093 at April 23, 2011 and April 24, 2010.  The AI segment’s goodwill balance was $18,294 at April 23, 2011 and April 24, 2010. The Company recorded no activity to its goodwill balance for the sixteen weeks ended April 23, 2011 and April 24, 2010, respectively.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Sixteen Week Periods Ended April 23, 2011 and April 24, 2010
(in thousands, except per share data)
(unaudited)

Intangible Assets Other Than Goodwill

The gross and net carrying amounts of acquired intangible assets as of April 23, 2011, January 1, 2011 and April 24, 2010 are comprised of the following:

	Acquired intangible assets
	Subject to Amortization		Not Subject to Amortization
	Customer Relationships	Other	Trademark and Tradenames	Intangible Assets, net

Gross:
Gross carrying amount at January 1, 2011	$9,800	$885	$20,550	$31,235
Additions	-	-	-	-
Gross carrying amount at April 23, 2011	$9,800	$885	$20,550	$31,235

Gross carrying amount at January 2, 2010	$9,800	$885	$20,550	$31,235
Additions	-	-	-	-
Gross carrying amount at April 24, 2010	$9,800	$885	$20,550	$31,235

Net:
Net carrying amount at January 1, 2011	$4,578	$232	$20,550	$25,360
Additions	-	-	-	-
2011 amortization	296	2	-	298
Net book value at April 23, 2011	$4,282	$230	$20,550	$25,062

Net carrying amount at January 2, 2010	$5,543	$326	$20,550	$26,419
Additions	-	-	-	-
2010 amortization	295	39	-	334
Net book value at April 24, 2010	$5,248	$287	$20,550	$26,085

Future Amortization Expense

The table below shows expected amortization expense for the next five years for acquired intangible assets recorded as of April 23, 2011:

Fiscal Year	Amount
Remainder of 2011	$669
2012	967
2013	967
2014	967
2015	751

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Sixteen Week Periods Ended April 23, 2011 and April 24, 2010
(in thousands, except per share data)
(unaudited)

4.	Long-term Debt:

Long-term debt consists of the following:

	April 23, 2011	January 1, 2011	April 24, 2010
Revolving facility at variable interest rates
(0.97% and 1.06% at April 23, 2011 and April 24, 2010,
respectively) due October 5, 2011	$130,200	$-	$75,000
Term loan at variable interest rates
(1.31% at April 24, 2010)
repaid April 29, 2010 (1)	-	-	200,000
5.75% Senior Unsecured Notes
(net of unamortized discount of
$1,146 and $1,176 at April 23, 2011 and January 1, 2011,
respectively) due May 1, 2020	298,854	298,824	-
Other	2,701	3,000	3,988
	431,755	301,824	278,988
Less: Current portion of long-term debt	(923)	(973)	(1,293)
Long-term debt, excluding current portion	$430,832	$300,851	$277,695

(1) The original maturity of the Term loan was October 2011.

Senior Unsecured Notes

The Company’s 5.75% senior unsecured notes, the Notes, were issued in April 2010 at 99.587% of the principal amount of $300,000 and are due May 1, 2020. The parent company, or Advance, served as the issuer of the Notes with each of Advance’s domestic subsidiaries currently serving as a subsidiary guarantor. The terms of the Notes are governed by an indenture and supplemental indenture (collectively the “Indenture”) among the Company, the subsidiary guarantors and Wells Fargo Bank, National Association, as Trustee.

The Notes bear interest at a rate of 5.75% per year payable semi-annually in arrears on May 1 and November 1 of each year. The Company may redeem some or all of the Notes at any time or from time to time, at the redemption price described in the Indenture. In addition, in the event of a Change of Control Triggering Event (as defined in the Indenture), the Company will be required to offer to repurchase the notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest to the repurchase date. The Notes are currently fully and unconditionally guaranteed, jointly and severally, on an unsubordinated and unsecured basis by each of the subsidiary guarantors. The Company will be permitted to release guarantees without the consent of holders of the Notes under the circumstances described in the Indenture.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Sixteen Week Periods Ended April 23, 2011 and April 24, 2010
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

As of April 23, 2011, the Company had $130,200 outstanding under its revolving credit facility, and had letters of credit outstanding of $93,268, which reduced the availability under the revolving credit facility to $526,532. (The letters of credit generally have a term of one year or less.) A commitment fee is charged on the unused portion of the revolving credit facility, payable in arrears. The current commitment fee rate is 0.125% per annum.  Although the Company’s revolving credit facility matures in the next twelve months, the Company classified the balance outstanding as of April 23, 2011 as long-term in its condensed consolidated balance sheets as of April 23, 2011 since the Company had the intent and ability to refinance the balance on a long-term basis. Subsequent to April 23, 2011, the Company completed the refinancing of its revolving credit facility as described further below.

The Company’s revolving credit facility contains covenants restricting its ability to, among other things:  (1) create, incur or assume additional debt, (2) incur liens or engage in sale-leaseback transactions, (3) make loans and investments (including acquisitions), (4) guarantee obligations, (5) engage in certain mergers and liquidations, (6) change the nature of the Company’s business and the business conducted by its subsidiaries, (7) enter into certain hedging transactions, and (8) change Advance’s status as a holding company. The Company is also required to comply with financial covenants with respect to a maximum leverage ratio and a minimum consolidated coverage ratio. The Company was in compliance with these covenants at April 23, 2011 and January 1, 2011. The Company’s revolving credit facility also provides for customary events of default, covenant defaults and cross-defaults to its other material indebtedness.

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

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Sixteen Week Periods Ended April 23, 2011 and April 24, 2010
(in thousands, except per share data)
(unaudited)

Debt Guarantees

Each of the Company’s domestic subsidiaries serves as guarantors of the Notes and revolving credit facility with Advance also serving as guarantor of the revolving credit facility. The subsidiary guarantees related to the Company’s revolving credit facility and Notes are full and unconditional and joint and several, and there are no restrictions on the ability of Advance to obtain funds from its subsidiaries. Also, Advance has no independent assets or operations, and the subsidiaries not guaranteeing the revolving credit facility and Notes are minor as defined by the SEC.

Subsequent Event

On May 27, 2011, the Company entered into a new $750,000 unsecured five-year revolving credit facility with Stores serving as the borrower. This new facility replaced the Company’s previous revolving credit facility. Proceeds from the new revolving credit facility were used to repay $165,000 of principal outstanding on the Company’s previous revolving credit facility. In conjunction with this refinancing, the Company incurred approximately $3,600 of financing costs which it will amortize over the term of the new revolving credit facility.

The terms of the new revolving credit facility are generally similar to the previous facility. Certain of the significant terms that are different from the previous facility include, but are not limited to: (1) initial margin is 1.5% and 0.5% per annum for the adjusted LIBOR rate and alternate base rate borrowing, respectively, (2)  a facility fee of 0.25% on the total amount of the facility, (3) a change in the calculation of the maximum leverage ratio, and (4) the new revolving credit facility is guaranteed by Advance and certain domestic subsidiaries of Stores, including its Material Subsidiaries (as defined in the credit agreement).

5.	Derivative Instruments and Hedging Activities:

The Company had previously entered into interest rate swap agreements as a hedge to the variable rate interest payments on its bank debt.  Effective April 24, 2010, the Company’s outstanding interest rate swaps no longer qualified for hedge accounting as a result of the Company’s intent to pay off its bank debt with the proceeds from the offering of the Notes. Accordingly, the Company has recorded all subsequent changes in the fair value of the interest rate swaps through earnings and will amortize the remaining $4,963 of previously recorded unrecognized loss in accumulated other comprehensive loss over the remaining life of the swaps which mature in October 2011. As of April 23, 2011, the Company had interest rate swaps with an aggregate notional value of $275,000 at rates ranging from 4.01% to 4.98%.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the condensed consolidated balance sheet as of April 23, 2011, January 1, 2011 and April 24, 2010:

	Liability Derivatives
	Balance Sheet Location	Fair Value as of April 23, 2011	Fair Value as of January 1, 2011	Fair Value as of April 24, 2010
Derivatives designated as hedging
instruments:
Interest rate swaps	Accrued expenses	$5,807	$9,321	$11,007
Interest rate swaps	Other long-term liabilities	-	-	4,708
		$5,807	$9,321	$15,715

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Sixteen Week Periods Ended April 23, 2011 and April 24, 2010
(in thousands, except per share data)
(unaudited)

The table below presents the effect of the Company’s derivative financial instruments on the statement of operations for the sixteen weeks ended April 23, 2011 and April 24, 2010, respectively:

Interest rate swaps	Amount of Gain or (Loss) Recognized in OCI on Derivative, net of tax (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income, net of tax (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative, net of tax (Ineffective Portion and Amount Excluded from Effectiveness Testing)

For the Sixteen Weeks Ended April 23, 2011:	$-	Interest expense	$(2,116)	Other (expense) income, net	$(200)

For the Sixteen Weeks Ended April 24, 2010:	$597	Interest expense	$(2,235)	Interest expense	$111

6.	Fair Value Measurements:

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

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Sixteen Week Periods Ended April 23, 2011 and April 24, 2010
(in thousands, except per share data)
(unaudited)

The following table sets forth the Company’s financial liabilities that were measured at fair value on a recurring basis as of April 23, 2011, January 1, 2011 and April 24, 2010:

		Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3

	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs

As of April 23, 2011

Interest rate swaps	$5,807	$-	$5,807	$-

As of January 1, 2011

Interest rate swaps	$9,321	$-	$9,321	$-

As of April 24, 2010

Interest rate swaps	$15,715	$-	$15,715	$-

The fair values of the Company’s interest rate swaps represent the estimated amounts that the Company would receive or pay to terminate the agreements taking into consideration the difference between the contract rate of interest and rates currently quoted for agreements of similar terms and maturities (based on the forward yield curve).

The carrying amount of the Company’s cash and cash equivalents, accounts receivable, bank overdrafts, financed vendor accounts payable, accounts payable, accrued expenses and current portion of long term debt approximate their fair values due to the relatively short term nature of these instruments. As of April 23, 2011, January 1, 2011 and April 24, 2010, the fair value of the Company’s long-term debt with a carrying value of $430,832, $300,851 and $277,695, respectively, was approximately $451,000, $316,000 and $273,000, respectively. The fair value of the Company’s senior unsecured notes was determined based on quoted market prices. The Company believes that the carrying value of its other long-term debt and certain long-term liabilities approximate fair value.

Non-Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). At April 23, 2011, the Company had no significant non-financial assets or liabilities that had been adjusted to fair value subsequent to initial recognition.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Sixteen Week Periods Ended April 23, 2011 and April 24, 2010
(in thousands, except per share data)
(unaudited)

7.	Stock Repurchase Program:

The Company’s stock repurchase program allows it to repurchase its common stock on the open market or in privately negotiated transactions from time to time in accordance with the requirements of the SEC. During the sixteen weeks ended April 23, 2011, the Company repurchased 4,237 shares of its common stock at an aggregate cost of $269,983, or an average price of $63.72 per share. Of the total shares repurchased, the Company repurchased 1,938 shares at a cost of $121,561 under its $300,000 stock repurchase program authorized by its Board of Directors on August 10, 2010, and 2,299 shares at a cost of $148,422 under its $500,000 stock repurchase program authorized by its Board of Directors on February 8, 2011. At April 23, 2011, the Company had $351,578 remaining under the $500,000 stock repurchase program. Of the Company’s shares repurchased during the sixteen weeks ended April 23, 2011, 138 shares settled subsequent to April 23, 2011.

Additionally, the Company repurchased 71 shares of its common stock at an aggregate cost of $4,402 in connection with the net settlement of shares issued as a result of the vesting of restricted stock during the sixteen weeks ended April 23, 2011.

During the sixteen weeks ended April 24, 2010, the Company repurchased 6,912 shares of its common stock at an aggregate cost of $287,666, or an average price of $41.62 per share, under its prior $500,000 stock repurchase program, authorized by its Board of Directors on February 16, 2010. Additionally, the Company repurchased 43 shares of its common stock at an aggregate cost of $1,741 in connection with the net settlement of shares issued as a result of the vesting of restricted stock during the sixteen weeks ended April 24, 2010.

Subsequent to April 23, 2011, the Company repurchased 1,156 shares of its common stock at an aggregate cost of $73,822, or an average price of $63.84 per share. As of May 27, 2011, the Company had $277,756 remaining under the $500,000 stock repurchase program.

8.	Earnings per Share:

Certain of the Company’s shares granted to employees in the form of restricted stock are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per share. For the sixteen week periods ended April 23, 2011 and April 24, 2010, earnings of $342 and $532, respectively, were allocated to the participating securities.

Diluted earnings per share are calculated by including the effect of dilutive securities. Share-based awards to purchase approximately 3 and 67 shares of common stock that had an exercise price in excess of the average market price of the common stock during the sixteen week periods ended April 23, 2011 and April 24, 2010, respectively, were not included in the calculation of diluted earnings per share because they are anti-dilutive.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Sixteen Week Periods Ended April 23, 2011 and April 24, 2010
(in thousands, except per share data)
(unaudited)

The following table illustrates the computation of basic and diluted earnings per share for the sixteen week periods ended April 23, 2011 and April 24, 2010, respectively:

	Sixteen Weeks Ended
	April 23,	April 24,
	2011	2010
Numerator
Net income applicable to common shares	$109,583	$109,431
Participating securities' share in earnings	(342)	(532)
Net income applicable to common shares	$109,241	$108,899
Denominator
Basic weighted average common shares	79,468	90,712
Dilutive impact of share-based awards	1,551	761
Diluted weighted average common shares	81,019	91,473

Basic earnings per common share
Net income applicable to common stockholders	$1.37	$1.20
Diluted earnings per common share
Net income applicable to common stockholders	$1.35	$1.19

9.	Warranty Liabilities:

The following table presents changes in the Company’s warranty reserves:

	April 23, 2011	January 1, 2011	April 24, 2010
	(16 weeks ended)	(52 weeks ended)	(16 weeks ended)

Warranty reserve, beginning of period	$36,352	$30,387	$30,387
Additions to warranty reserves	10,511	45,741	15,713
Reserves utilized	(10,203)	(39,776)	(15,655)

Warranty reserve, end of period	$36,660	$36,352	$30,445

The Company’s warranty liabilities are included in Accrued Expenses in its condensed consolidated financial balance sheets.

10.	Segment and Related Information:

The Company has the following two reportable segments: Advance Auto Parts, or AAP, and Autopart International, or AI. The AAP segment is comprised of 3,397 stores as of April 23, 2011, which operated in the United States, Puerto Rico and the Virgin Islands under the trade names “Advance Auto Parts,” “Advance Discount Auto Parts” and “Western Auto.” These stores offer a broad selection of brand name and proprietary automotive replacement parts, accessories and maintenance items for domestic and imported cars and light trucks.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Sixteen Week Periods Ended April 23, 2011 and April 24, 2010
(in thousands, except per share data)
(unaudited)

The AI segment consists solely of the operations of Autopart International, and operates stores under the “Autopart International” trade name. AI mainly serves the Commercial market from its 203 stores as of April 23, 2011 located in the Northeastern and Mid-Atlantic regions of the United States and Florida. In addition, its North American Sales Division services warehouse distributors and jobbers throughout North America.

The Company evaluates each of its segment’s financial performance based on net sales and operating profit for purposes of allocating resources and assessing performance. The accounting policies of the reportable segments are the same as those used by the Company.

The following table summarizes financial information for each of the Company's business segments for the sixteen weeks ended April 23, 2011 and April 24, 2010, respectively.

	Sixteen Week Periods Ended
	April 23,	April 24,
	2011	2010
Net sales
AAP	$1,814,356	$1,765,569
AI	88,535	68,828
Eliminations (1)	(4,828)	(3,791)
Total net sales	$1,898,063	$1,830,606

Income before provision for
income taxes
AAP	$174,668	$175,887
AI	1,645	853
Total income before provision for
income taxes	$176,313	$176,740

Provision for income taxes
AAP	$66,076	$67,000
AI	654	309
Total provision for income taxes	$66,730	$67,309

Segment assets
AAP	$3,330,675	$3,015,969
AI	242,708	186,839
Total segment assets	$3,573,383	$3,202,808

(1)
For the sixteen weeks ended April 23, 2011, eliminations represented net sales of $2,745 from AAP to AI and $2,083 from AI to AAP. For the sixteen weeks ended April 24, 2010, eliminations represented net sales of $1,871 from AAP to AI and $1,920 from AI to AAP.

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

Listed below and discussed in our Annual Report on Form 10-K for the year ended January 1, 2011 (filed with the Securities and Exchange Commission, or SEC, on March 1, 2011), which we refer to as our 2010 Form 10-K, are some important risks, uncertainties and contingencies which could cause our actual results, performance or achievements to be materially different from any forward-looking statements made or implied in this report. These include, but are not limited to, the following:

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
•
deterioration in general macro-economic conditions, including unemployment, inflation or deflation, consumer debt levels, high fuel and energy costs, uncertain credit markets or other recessionary type conditions which could have a negative impact on our business, financial condition, results of operations and cash flows;

•
regulatory and legal risks, such as environmental or OSHA risks, including being named as a defendant in administrative investigations or litigation, and the incurrence of legal fees and costs, the payment of fines or the payment of sums to settle litigation cases or administrative investigations or proceedings;

•	business interruptions due to the occurrence of natural disasters, extended periods of unfavorable weather, computer system malfunction, wars or acts of terrorism; and
•	the impact of global climate change or legal and regulatory responses to such change.

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

Introduction

We are a leading specialty retailer of automotive aftermarket parts, accessories, batteries and maintenance items primarily operating within the United States. Our stores carry an extensive product line for cars, vans, sport utility vehicles and light trucks. We serve both "do-it-yourself," or DIY, and “do-it-for-me,” or Commercial, customers. Our Commercial customers consist primarily of delivery customers for whom we deliver product from our store locations to our Commercial customers’ places of business, including independent garages, service stations and auto dealers. At April 23, 2011, we operated a total of 3,600 stores.

We operate in two reportable segments: Advance Auto Parts, or AAP, and Autopart International, Inc., or AI. The AAP segment is comprised of our store operations within the Northeastern, Southeastern and Midwestern regions of the United States, Puerto Rico and the Virgin Islands which operate under the trade names “Advance Auto Parts,” “Advance Discount Auto Parts” and “Western Auto.” At April 23, 2011, we operated 3,397 stores in the AAP segment. Our AAP stores offer a broad selection of brand name and proprietary automotive replacement parts, accessories and maintenance items for domestic and imported cars and light trucks. The AAP segment also includes our e-commerce operations.

At April 23, 2011, we operated 203 stores in the AI segment under the “Autopart International” trade name. AI’s business primarily serves the Commercial market from its store locations in the Northeastern and Mid-Atlantic regions of the United States and Florida. In addition, its North American Sales Division services warehouse distributors and jobbers throughout North America. For additional information regarding our segments, see Note 10, Segments and Related Information, of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Management Overview

Our sales and earnings momentum from Fiscal 2010 decelerated during our sixteen weeks ended April 23, 2011 (“first quarter of Fiscal 2011”). We generated earnings per diluted share, or diluted EPS, of $1.35 compared to $1.19 for the comparable period of Fiscal 2010. The increase in our diluted EPS was primarily driven by the repurchase of shares of our common stock as earnings were relatively flat compared to the first quarter of Fiscal 2010. Our comparable store sales growth was constrained by a number of external and internal factors. External factors included severe weather in certain of our geographic regions, higher gas prices and overall lower industry growth during the first quarter of 2011 over the comparable period of 2010. Internally, we believe the pace and breadth of change from the implementation of our strategic initiatives contributed to the slowdown in our momentum.

  Our gross profit rate continued to improve for the first quarter of Fiscal 2011 when compared to the first quarter of Fiscal 2010. Our selling, general and administrative expense, or SG&A rate, increased primarily as a result of higher advertising spend and fixed cost deleverage due to our modest comparable store sales increase. Although our operating cash flow for the first quarter of Fiscal 2011 was less than the comparable period of last year, we used available cash and borrowings to repurchase shares of our common stock and invest in capital improvements and initiatives to support our strategies as outlined in our previous Fiscal 2011 earnings guidance.  As discussed in the Business Update below, we remain committed to investing in our two key strategies. However, we have adapted the pace of change in response to the performance in our first quarter of Fiscal 2011.

Summary of First Quarter Financial Results

A high-level summary of our financial results for the first quarter of Fiscal 2011 is included below:

•
Total sales during the first quarter of Fiscal 2011 increased 3.7% to $1,898.1 million as compared to the first quarter of Fiscal 2010, driven by the addition of 138 net new stores over the past 12 months and a 1.4% increase in comparable store sales.

•
Our operating income increased $3.8 million for the first quarter of Fiscal 2011 over the comparable period of Fiscal 2010 and decreased as a percentage of total sales by 15 basis points due to the increase, or deleverage, of our SG&A rate partially offset by a higher gross profit rate.

•
Our inventory balance as of April 23, 2011 increased $372.6 million, or 21.3%, over the comparable period of last year primarily driven by our Superior Availability initiatives, new store growth, seasonal demands of our business and lower than expected sales during the first quarter.

•	We generated operating cash flow of $272.5 million in the first quarter of Fiscal 2011, a decrease of 19.4% over the comparable period in Fiscal 2010.
•	We used available cash and borrowings to repurchase 4.2 million shares of our common stock under our stock repurchase programs at a cost of $270.0 million during first quarter of Fiscal 2011.

Refer to the Results of Operations and Liquidity sections for further details of our income statement and cash flow results, respectively.

Business Update

In Fiscal 2011, we have increased our focus on differentiating Advance from our competition through our commitment to exceptional service which is reflected in our new customer promise – service is our best part – and the convergence of our previous four key strategies into two strategies – Service Leadership and Superior Availability. Through these two strategies, we believe we can continue to build on the initiatives discussed below and produce favorable financial results over the long-term.

Our Commercial sales, as a percentage of total sales, increased to 37% for the first quarter of 2011 as compared to 33% for the same period in Fiscal 2010.  Since 2008 we have completed incremental investments in additional parts professionals, delivery trucks and drivers in approximately half of our AAP stores with Commercial programs. We have decelerated our pace of completing these investments in recent quarters as we began to increase our focus on Service Leadership and specifically in those areas we believe have a direct impact on customer satisfaction for both our Commercial and DIY customers such as labor scheduling, commercial delivery execution and more national advertising. On an ongoing basis, we closely monitor independent customer satisfaction scores for both Commercial and DIY customers as a measure of customer service and product availability. Our e-commerce operations continue to supplement our store sales growth through an increase in DIY sales from our AdvanceAutoParts.com website.

Our Commercial and DIY sales have benefited from our added parts availability and merchandising initiatives. We continue to expand our supply chain network to increase our ability to get the right product to our customers. We upgraded the inventory levels in 400 of our stores during the quarter and added over 60 stores to our HUB store network. Our HUB stores stock a wider selection and greater supply of inventory and provide same-day delivery to our other stores in their respective areas. In addition to driving sales, we believe these initiatives are responsible for the continued improvement in our gross profit rate.  We continue to experience gross profit rate improvements in both parts and non-parts categories. We plan to continue increasing the amount of product we source globally, which is expected to provide us gross profit improvement and allow us to more quickly source the products our customers need.

We anticipate the pace of our growth in Commercial to continue to exceed the pace of our DIY growth. The continued growth in our Commercial sales emphasizes our focus on an integrated service model and our goal of achieving a 50/50 mix of Commercial and DIY sales.

Automotive Aftermarket Industry

The automotive aftermarket industry remains strong despite volatility in the overall economic environment. Favorable industry dynamics include:

•	increase in number and average age of vehicles;
•	lower new car sales vs. the 5-year average;
•	modest increase in miles driven; and
•	fragmented commercial market.

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

Consolidated Operating Results and Key Statistics and Metrics

The following table highlights certain consolidated operating results and key statistics and metrics for the sixteen weeks ended April 23, 2011 and April 24, 2010, respectively, and fiscal years ended January 1, 2011 and January 2, 2010. We use these key statistics and metrics to measure the financial progress of our key strategies.

	Sixteen Weeks Ended
	April 23,	April 24,
	2011	2010	FY 2010	FY 2009
Operating Results:
Total net sales (in 000s)	$1,898,063	$1,830,606	$5,925,203	$5,412,623
Comparable store sales growth (1)	1.4%	7.7%	8.0%	5.3%
Gross profit	50.5%	49.8%	50.0%	48.9%
SG&A	40.7%	39.8%	40.1%	40.5%
Operating profit	9.8%	10.0%	9.9%	8.4%
Diluted earnings per share	$1.35	$1.19	$3.95	$2.83

Key Statistics and Metrics:
Number of stores, end of period	3,600	3,462	3,563	3,420
Total store square footage, end of period (in 000s)	26,211	25,299	25,950	24,973
Total Team Members, end of period	52,546	50,495	51,017	48,771
Average net sales per store (in 000s) (2)(3)	$1,697	$1,619	$1,697	$1,595
Operating income per store (in 000s) (2)(4)	$167	$140	$168	$134
Gross margin return on inventory (2)(5)	$5.54	$4.49	$5.05	$3.98

(1)
Comparable store sales include net sales from our stores and e-commerce website. The change in store sales is calculated based on the change in net sales starting once a store has been open for 13 complete accounting periods (each period represents four weeks). Relocations are included in comparable store sales from the original date of opening.

(2)	These financial metrics presented for each quarter are calculated on an annual basis and accordingly reflect the last four fiscal quarters completed.
(3)	Average net sales per store is calculated as net sales divided by the average of the beginning and ending store count for the respective period.
(4)
Operating income per store is calculated as operating income divided by the average of beginning and ending total store count for the respective period. Excluding the impact of store divestitures in Fiscal 2009, operating income per store in the first quarter of Fiscal 2010 was $145,000. Operating income per store for Fiscal 2009 was $142,000 excluding the

$26,100,000 impact of store divestitures from operating income.
(5)	Gross margin return on inventory is calculated as gross profit divided by an average of beginning and ending inventory, net of accounts payable and financed vendor accounts payable.

Store Development by Segment

The following table sets forth the total number of new, closed and relocated stores and stores with Commercial delivery programs during the sixteen weeks ended April 23, 2011 and April 24, 2010 by segment. We lease approximately 79% of our AAP stores. We lease 100% of our AI stores. All of our AI stores have Commercial delivery programs.

AAP
	Sixteen Weeks Ended
	April 23,	April 24,
	2011	2010
Number of stores at beginning of period	3,369	3,264
New stores	28	32
Closed stores	-	(1)
Number of stores, end of period	3,397	3,295
Relocated stores	2	4
Stores with commercial delivery programs	3,058	2,931

AI
	Sixteen Weeks Ended
	April 23,	April 24,
	2011	2010
Number of stores at beginning of period	194	156
New stores	9	11
Closed stores	-	-
Number of stores, end of period	203	167
Relocated stores	1	3
Stores with commercial delivery programs	203	167

During Fiscal 2011, we anticipate adding 110 to 120 AAP stores and approximately 10 AI stores and closing approximately 10 total stores.

Critical Accounting Policies

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Our discussion and analysis of the financial condition and results of operations are based on these financial statements. The preparation of these financial statements requires the application of accounting policies in addition to certain estimates and judgments by our management. Our estimates and judgments are based on currently available information, historical results and other assumptions we believe are reasonable. Actual results could differ materially from these estimates. During the sixteen weeks ended April 23, 2011, we consistently applied the critical accounting policies discussed in our 2010 Form 10-K. For a complete discussion regarding these critical accounting policies, refer to the 2010 Form 10-K.

Components of Statement of Operations

Net Sales

Net sales consist primarily of merchandise sales from our retail store locations to both our DIY and Commercial customers and sales from our e-commerce website. Our total sales growth is comprised of both comparable store sales and new store sales. We calculate comparable store sales based on the change in store sales starting once a store has been opened for 13 complete accounting periods (approximately one year) and by including e-commerce sales. We include sales from relocated stores in comparable store sales from the original date of opening.

Cost of Sales

Our cost of sales consists of merchandise costs, net of incentives under vendor programs; inventory shrinkage, defective merchandise and warranty costs; and warehouse and distribution expenses. Gross profit as a percentage of net sales may be affected by (i) variations in our product mix, (ii) price changes in response to competitive factors and fluctuations in merchandise costs, (iii) vendor programs, (iv) inventory shrinkage, (v) defective merchandise and warranty costs and (vi) warehouse and distribution costs. We seek to minimize fluctuations in merchandise costs and instability of supply by entering into long-term purchasing agreements, without minimum purchase volume requirements, when we believe it is advantageous. Our gross profit may not be comparable to those of our competitors due to differences in industry practice regarding the classification of certain costs.

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

Results of Operations

The following table sets forth certain of our operating data expressed as a percentage of net sales for the periods indicated.

	Sixteen Week Periods Ended
	(unaudited)
	April 23,	April 24,
	2011	2010
Net sales	100.0%	100.0%
Cost of sales, including purchasing and
warehousing costs	49.5	50.2
Gross profit	50.5	49.8
Selling, general and administrative expenses	40.7	39.8
Operating income	9.8	10.0
Interest expense	(0.5)	(0.3)
Other income, net	0.0	0.0
Provision for income taxes	3.5	3.7
Net income	5.8%	6.0%

Sixteen Weeks Ended April 23, 2011 Compared to Sixteen Weeks Ended April 24, 2010

Net Sales

Net sales for the sixteen weeks ended April 23, 2011 were $1,898.1 million, an increase of $67.5 million, or 3.7%, as compared to net sales for the sixteen weeks ended April 24, 2010. This growth was primarily due to sales from new AAP and AI stores opened within the last four fiscal quarters and an increase in comparable store sales.

AAP produced net sales of $1,814.4 million, an increase of $48.8 million, or 2.8%, as compared to net sales for the sixteen weeks ended April 24, 2010. The AAP comparable store sales increase of 1.2% was driven by an increase in average sales per customer. AI produced net sales of $88.5 million, an increase of $19.7 million, or 28.6%, as compared to net sales for the sixteen weeks ended April 24, 2010.

	Sixteen Weeks Ended
	April 23, 2011			April 24, 2010
	AAP	AI	Total	AAP	AI	Total
Comp Store Sales %	1.2%	7.5%	1.4%	7.7%	5.7%	7.7%
Net Stores Opened
in last twelve months	102	36	138	25	32	57

Gross Profit

Gross profit for the sixteen weeks ended April 23, 2011 was $958.2 million, or 50.5% of net sales, as compared to $910.8 million, or 49.8% of net sales, for the comparable period of last year, representing an increase of 73 basis points. This increase in gross profit as a percentage of net sales was driven by improved merchandising and pricing capabilities (such as custom mix and price optimization) and improved parts availability partially offset by increased supply chain costs. Favorable product costs from global sourcing also continue to drive product margin improvements in various categories. The increase in supply chain costs has resulted from distribution center inefficiencies as we approach maximum capacities from our seasonal increase in inventory, higher fuel costs and supply chain investments. We expect our gross profit rate increases to be more constrained for the remainder of fiscal 2011 as a result of higher fuel costs versus the prior year and supply chain investments together with rising commodity inflation, which cannot be fully passed through to our customers due to market pressures from overall competition and general economic conditions.

SG&A

SG&A expenses for the sixteen weeks ended April 23, 2011 were $772.2 million, or 40.7% of net sales, as compared to $728.6 million, or 39.8% of net sales, for the comparable period of last year, representing an increase of 88 basis points. This increase as a percentage of sales was primarily due to increased advertising and store payroll and fixed cost deleverage due to the modest comparable store sales increase, partially offset by lower incentive compensation.

Operating Income

Operating income for the sixteen weeks ended April 23, 2011 was $186.0 million, or 9.8% of net sales, as compared to $182.2 million, or 10.0% of net sales, for the comparable period of last year, representing a decrease of 15 basis points. This decrease was due to a higher SG&A rate partially offset by a higher gross profit rate.

AAP produced operating income of $184.3 million, or 10.2% of net sales, for the sixteen weeks ended April 23, 2011 as compared to $181.3 million, or 10.3% of net sales, for the comparable period of last year. AI generated operating income for the sixteen weeks ended April 23, 2011 of $1.6 million as compared to $0.9 million for the comparable period of last year. AI’s operating income increased during the first quarter primarily due to the leverage of SG&A as a result of its strong comparable sales results and decelerated pace of new store openings for fiscal 2011.

Interest Expense

Interest expense for the sixteen weeks ended April 23, 2011 was $9.7 million, or 0.5% of net sales, as compared to $6.0 million, or 0.3% of net sales, for the comparable period in Fiscal 2010. The increase in interest expense as a percentage of sales is primarily a result of the amortization of the previously recorded losses in accumulated other comprehensive loss over the remaining life of our interest rate swaps. The swaps are associated with bank debt which we repaid near the beginning of our second quarter of Fiscal 2010.

Income Taxes

Income tax expense for the sixteen weeks ended April 23, 2011 was $66.7 million, as compared to $67.3 million for the comparable period of Fiscal 2010. Our effective income tax rate was 37.8% and 38.1% for the sixteen weeks ended April 23, 2011 and April 24, 2010, respectively.

Net Income

Net income for the sixteen weeks ended April 23, 2011 was $109.6 million, or $1.35 per diluted share, as compared to $109.4 million, or $1.19 per diluted share, for the comparable period of Fiscal 2010. As a percentage of net sales, net income for the sixteen weeks ended April 23, 2011 was 5.8%, as compared to 6.0% for the comparable period of Fiscal 2010. The increase in diluted EPS was primarily driven by our repurchase of 10.4 million shares of our common stock over the last four fiscal quarters.

Liquidity and Capital Resources

Overview

Our primary cash requirements to maintain our current operations include payroll and benefits, the purchase of inventory, contractual obligations and capital expenditures as well as the payment of quarterly cash dividends and estimated income taxes. In addition, we have used available funds to repay borrowings under our revolving credit facility and repurchase shares of our common stock under our stock repurchase program. We have funded these requirements primarily through cash generated from operations, supplemented by borrowings under our revolving credit facilities and notes offering as needed. We believe funds generated from our expected results of operations, available cash and cash equivalents, and available borrowings under our revolving credit facility will be sufficient to fund our primary obligations for the next fiscal year.

At April 23, 2011, our cash and cash equivalents balance was $53.7 million, a decrease of $5.5 million compared to January 1, 2011 (the end of Fiscal 2010). This decrease in cash primarily resulted from the use of our available cash from operations and long-term borrowings to purchase property and equipment and repurchase shares of our common stock. Additional discussion of our cash flow results, including the comparison of the activity for the first quarter of Fiscal 2011 to the first quarter of Fiscal 2010, is set forth in the Analysis of Cash Flows section.

At April 23, 2011, our outstanding indebtedness was $431.8 million, or $129.9 million higher when compared to January 1, 2011, and consisted of borrowings of $130.2 million under our revolving credit facility, $298.9 million under our senior unsecured notes, $2.4 million outstanding on an economic development note and $0.3 million outstanding under other financing arrangements. Additionally, we had $93.3 million in letters of credit outstanding, which reduced our total availability under the revolving credit facility to $526.5 million. The letters of credit serve as collateral for our self-insurance policies and routine purchases of imported merchandise.

Capital Expenditures

Our primary capital requirements have been the funding of our continued new store openings, maintenance of existing stores, the construction and upgrading of distribution centers, and the development of both proprietary and purchased information systems. Our capital expenditures were $88.9 million for the sixteen weeks ended April 23,

2011, or $28.2 million more than the sixteen weeks ended April 24, 2010. During the sixteen weeks ended April 23, 2011, we opened 28 AAP stores and 9 AI stores.

Our future capital requirements will depend in large part on the number of and timing for new stores we open within a given year and the investments we make in information technology and our supply chain network. We anticipate adding approximately 110 to 120 AAP and approximately 10 AI stores and closing approximately 10 stores during Fiscal 2011. We also plan to make continued investments in the maintenance of our existing stores and additional investments in our supply chain and information technology to support our key strategies.

Stock Repurchase Program

Our stock repurchase program allows us to repurchase our common stock on the open market or in privately negotiated transactions from time to time in accordance with the requirements of the SEC. During the sixteen weeks ended April 23, 2011, we repurchased 4.2 million shares of our common stock at an aggregate cost of $270.0 million, or an average price of $63.72 per share. Of the total shares repurchased, we repurchased 1.9 million shares at a cost of $121.6 million under our $300 million stock repurchase program authorized by our Board of Directors on August 10, 2010, and 2.3 million shares at a cost of $148.4 million under our $500 million stock repurchase program authorized by our Board of Directors on February 8, 2011. At April 23, 2011, we had $351.6 million remaining under the $500 million stock repurchase program. Of our shares repurchased during the sixteen weeks ended April 23, 2011, 138 thousand shares settled subsequent to April 23, 2011.

Additionally, we repurchased 71 thousand shares of our common stock at an aggregate cost of $4.4 million in connection with the net settlement of shares issued as a result of the vesting of restricted stock during the sixteen weeks ended April 23, 2011.

Subsequent to April 23, 2011, we repurchased 1.2 million shares of its common stock at an aggregate cost of $73.8 million, or an average price of $63.84 per share. As of May 27, 2011, we had $277.8 million remaining under our $500 million stock repurchase program.

Dividend

Our Board of Directors has declared quarterly dividends of $0.06 per share to stockholders of record since Fiscal 2006. Subsequent to April 23, 2011, our Board of Directors declared a quarterly dividend of $0.06 per share to be paid on July 8, 2011 to all common stockholders of record as of June 24, 2011.

Analysis of Cash Flows

A summary and analysis of our cash flows for the sixteen week period ended April 23, 2011 as compared to the sixteen week period ended April 24, 2010 is included below.

	Sixteen Week Periods Ended
	April 23, 2011	April 24, 2010

	(in millions)

Cash flows from operating activities	$272.5	$338.0
Cash flows from investing activities	(87.9)	(60.6)
Cash flows from financing activities	(190.1)	(244.1)
Net (decrease) increase in cash and
cash equivalents	$(5.5)	$33.3

Operating Activities

For the sixteen weeks ended April 23, 2011, net cash provided by operating activities decreased $65.6 million to $272.5 million. This net decrease in operating cash flow was primarily due to a larger increase in inventory, net of accounts payable, and fluctuations in working capital. The increase in inventory during the first quarter of Fiscal 2011 compared to the comparable period of last year was primarily driven by our Superior Availability initiatives, new store growth, seasonal demands of our business and lower than expected sales during the first quarter.

Investing Activities

For the sixteen weeks ended April 23, 2011, net cash used in investing activities increased by $27.3 million to $87.9 million. The increase in cash used was primarily due to an increase in IT and supply chain investments and an increase in routine spending on our existing stores.

3BUFinancing Activities

For the sixteen weeks ended April 23, 2011, net cash used in financing activities decreased by $54.0 million to $190.1 million. Cash flows from financing activities increased as a result of:

•	a decrease of $55.2 million in net debt repayments; and
•	a $9.0 million decrease in the repurchase of common stock under our stock repurchase program.

Long-Term Debt

Senior Unsecured Notes

Our 5.75% senior unsecured notes, the Notes, were issued in April 2010 at 99.587% of the principal amount of $300 million and are due May 1, 2020. We served as the issuer of the Notes with each of our domestic subsidiaries currently serving as subsidiary guarantors. The terms of the Notes are governed by an indenture and supplemental indenture (collectively the “Indenture”) among us, the subsidiary guarantors and Wells Fargo Bank, National Association, as Trustee.

The Notes bear interest at a rate of 5.75% per year payable semi-annually in arrears on May 1 and November 1 of each year. We may redeem some or all of the Notes at any time or from time to time, at the redemption price described in the Indenture. In addition, in the event of a Change of Control Triggering Event (as defined in the Indenture), we will be required to offer to repurchase the notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest to the repurchase date. The Notes are currently fully and unconditionally guaranteed, jointly and severally, on an unsubordinated and unsecured basis by each of the subsidiary guarantors. We will be permitted to release guarantees without the consent of holders of the Notes under the circumstances described in the Indenture.

Bank Debt

We have a $750.0 million unsecured five-year revolving credit facility with our wholly-owned subsidiary, Advance Stores Company, Incorporated, or Stores, serving as the borrower. The revolving credit facility also provides for the issuance of letters of credit with a sub-limit of $300 million, and swingline loans in an amount not to exceed $50 million. We may request, subject to agreement by one or more lenders, that the total revolving commitment be increased by an amount not exceeding $250 million (up to a total commitment of $1 billion) during the term of the credit agreement. Voluntary prepayments and voluntary reductions of the revolving balance are permitted in whole or in part, at our option, in minimum principal amounts as specified in the revolving credit facility. The revolving credit facility matures on October 5, 2011.

As of April 23, 2011, we had $130.2 million outstanding under our revolving credit facility, and had letters of credit outstanding of $93.3 million, which reduced the availability under the revolving credit facility to $526.5 million. (The letters of credit generally have a term of one year or less.) A commitment fee is charged on the unused portion of the revolving credit facility, payable in arrears. The current commitment fee rate is 0.125% per annum.

Our revolving credit facility contains covenants restricting our ability to, among other things:  (1) create, incur or assume additional debt, (2) incur liens or engage in sale-leaseback transactions, (3) make loans and investments (including acquisitions), (4) guarantee obligations, (5) engage in certain mergers and liquidations, (6) change the nature of our business and the business conducted by our subsidiaries, (7) enter into certain hedging transactions, and (8) change our status as a holding company. We are also required to comply with financial covenants with respect to a maximum leverage ratio and a minimum consolidated coverage ratio. We were in compliance with these covenants at April 23, 2011 and January 1, 2011. Our revolving credit facility also provides for customary events of default, covenant defaults and cross-defaults to our other material indebtedness.

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

As of April 23, 2011, we had a credit rating from Standard & Poor’s of BBB- and from Moody’s Investor Service of Baa3. The current outlooks by Standard & Poor’s and Moody’s are both stable. The current pricing grid used to determine our borrowing rate under our revolving credit facility is based on our credit ratings. If these credit ratings decline, our interest rate on outstanding balances may increase. Conversely, if these credit ratings improve, our interest rate may decrease. In addition, if our credit ratings decline, our access to financing may become more limited.

Subsequent Event

On May 27, 2011, we entered into a new $750 million unsecured five-year revolving credit facility with Stores serving as the borrower. This new facility replaced our previous revolving credit facility. Proceeds from the new revolving credit facility were used to repay $165.0 million of principal outstanding on our previous revolving credit facility. In conjunction with this refinancing, we incurred approximately $3.6 million of financing costs which we will amortize over the term of the new revolving credit facility.

The terms of the new revolving credit facility are generally similar to the previous facility. Certain of the significant terms that are different from the previous facility include, but are not limited to: (1) initial margin is 1.5% and 0.5% per annum for the adjusted LIBOR rate and alternate base rate borrowing, respectively, (2)  a facility fee of 0.25% on the total amount of the facility, (3) a change in the calculation of the maximum leverage ratio and (4) the new revolving credit facility is guaranteed by Advance and certain domestic subsidiaries of Stores, including its Material Subsidiaries (as defined in the credit agreement).

Off-Balance-Sheet Arrangements

As of April 23, 2011, we had no off-balance-sheet arrangements as defined in Regulation S-K Item 303 of the SEC regulations. We include other off-balance-sheet arrangements in our contractual obligations table including operating lease payments, interest payments on our revolving credit facility and letters of credit outstanding.

Contractual Obligations

As of April 23, 2011, there were no material changes to our outstanding contractual obligations as compared to our contractual obligations outstanding as of January 1, 2011. For information regarding our contractual obligations see “Contractual Obligations” in our 2010 Form 10-K.

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

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of April 23, 2011, we have $298.9 million of senior unsecured notes outstanding with an interest rate of 5.75% due in 2020 and $130.2 million outstanding on our revolving credit facility which matures in October 2011. Subsequent to April 23, 2011 we entered into a new $750 million unsecured five-year revolving credit facility, as more fully described previously in the notes to our unaudited condensed consolidated financial statements included in this report. As a result of our borrowings under our revolving credit facility, we may be exposed to cash flow risk due to changes in LIBOR.

Historically we have used interest rate swaps to mitigate the impact that movements in LIBOR would have on the interest from our bank debt. As we have paid off our bank debt, these interest rate swaps now present their own exposure to movements in LIBOR. The interest rate swaps outstanding as of April 23, 2011 mature in October 2011. We did not enter into any new interest rate swaps as part of the recent refinancing of our revolver.

The table below presents principal cash flows and related weighted average interest rates on our interest rate swaps outstanding at April 23, 2011, by expected maturity dates. The table includes the impact of the anticipated average pay and receive rates of our interest rate swaps through their maturity dates. Expected maturity dates approximate contract terms. Weighted average variable rates are based on implied forward rates in the yield curve at April 23, 2011. Implied forward rates should not be considered a predictor of actual future interest rates.
	Remainder of Fiscal 2011	Fiscal 2012	Fiscal 2013	Fiscal 2014	Fiscal 2015	Thereafter	Total	Fair Market Liability
	(dollars in thousands)

Variable rate	$130,200	$-	$-	$-	$-	$-	$130,200	$-
Weighted average
interest rate	1.0%	-	-	-	-	-	1.0%	-

Interest rate swaps:

Variable to fixed(1)	$275,000	$-	$-	$-	-	-	275,000	$5,807
Weighted average pay rate	4.5%	-	-	-	-	-	4.5%	-
Weighted average receive rate	-	-	-	-	-	-	-	-

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended April 23, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

6BPART II.  OTHER INFORMATION

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth the information with respect to repurchases of our common stock for the quarter ended April 23, 2011 (amounts in thousands, except per share amounts):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs (2)

January 2, 2011 to January 29, 2011	1,985	$62.70	1,938	$2
January 30, 2011 to February 26, 2011	23	62.37	-	500,000
February 27, 2011 to March 26, 2011	1,406	64.35	1,406	409,521
March 27, 2011 to April 23, 2011	894	64.88	893	351,578

Total	4,308	$63.69	4,237	$351,578

(1)
In addition to the shares of common stock we repurchased under our $300 million and $500 million stock repurchase programs, we repurchased 70,923 shares of our common stock at an aggregate cost of $4.4 million in connection with the net settlement of shares issued as a result of the vesting of restricted stock during the sixteen weeks ended April 23, 2011.

(2)
Excepted as noted in footnote 1 above, all of the above repurchases were made on the open market at prevailing market rates plus related expenses under our stock repurchase program, which authorized the repurchase of up to $500 million in common stock. Our stock repurchase program was authorized by our Board of Directors and publicly announced on February 8, 2011. Our $500 million stock repurchase program replaced our prior $300 million stock repurchase program which was authorized by our Board of Directors and publicly announced on August 10, 2010.

ITEM 6.                      EXHIBITS

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith
3.1	Restated Certificate of Incorporation of Advance Auto Parts, Inc. (“Advance Auto”).	10-Q	3.1	8/16/2004
3.2	Amended and Restated Bylaws of Advance Auto. (effective August 12, 2009).	8-K	3.2	8/17/2009
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS (1)	XBRL Instance Document	10-Q	10.1	8/25/2010
101.SCH (1)	XBRL Taxonomy Extension Schema Document	S-4	10.11	11/6/2001
101.CAL (1)	XBRL Taxonomy Extension Calculation Linkbase Document	S-4	10.12	11/6/2001
101.LAB (1)	XBRL Taxonomy Extension Labels Linkbase Document	S-4	10.13	11/6/2001
101.PRE (1)	XBRL Taxonomy Extension Presentation Linkbase Document	S-4	10.15	11/6/2001
101.DEF (1)	XBRL Taxonomy Extension Definition Linkbase Document	8-K	10.19	5/20/2004

(1)
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

ADVANCE AUTO PARTS, INC.

June 1, 2011	By:	/s/ Michael A. Norona
Michael A. Norona Executive Vice President and Chief Financial Officer

S-1

EXHIBIT INDEX

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith
3.1	Restated Certificate of Incorporation of Advance Auto Parts, Inc. (“Advance Auto”).	10-Q	3.1	8/16/2004
3.2	Amended and Restated Bylaws of Advance Auto. (effective August 12, 2009).	8-K	3.2	8/17/2009
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS (1)	XBRL Instance Document	10-Q	10.1	8/25/2010
101.SCH (1)	XBRL Taxonomy Extension Schema Document	S-4	10.11	11/6/2001
101.CAL (1)	XBRL Taxonomy Extension Calculation Linkbase Document	S-4	10.12	11/6/2001
101.LAB (1)	XBRL Taxonomy Extension Labels Linkbase Document	S-4	10.13	11/6/2001
101.PRE (1)	XBRL Taxonomy Extension Presentation Linkbase Document	S-4	10.15	11/6/2001
101.DEF (1)	XBRL Taxonomy Extension Definition Linkbase Document	8-K	10.19	5/20/2004

(1)
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