Form 10-Q
period 2011-07-16
ADVANCE AUTO PARTS INC
filed 2011-08-24
CIK 1158449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 16, 2011
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________.

Commission file number 001-16797
________________________

ADVANCE AUTO PARTS, INC.
(Exact name of registrant as specified in its charter)
________________________

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

As of August 22, 2011, the registrant had outstanding 73,734,169 shares of Common Stock, par value $0.0001 per share (the only class of common stock of the registrant outstanding).

i

PART I.  FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF
ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
July 16, 2011, January 1, 2011 and July 17, 2010
(in thousands, except per share data)
(unaudited)

	July 16, 2011	January 1, 2011	July 17, 2010
Assets
Current assets:
Cash and cash equivalents	$68,820	$59,209	$160,818
Receivables, net	122,188	124,227	114,885
Inventories, net	2,091,913	1,863,870	1,816,998
Other current assets	59,245	76,965	48,669
Total current assets	2,342,166	2,124,271	2,141,370
Property and equipment, net of accumulated depreciation of $965,442, $927,564 and $936,671	1,172,132	1,143,170	1,098,901
Assets held for sale	707	1,472	1,472
Goodwill	34,387	34,387	34,387
Intangible assets, net	24,839	25,360	25,834
Other assets, net	29,237	25,557	26,763
	$3,603,468	$3,354,217	$3,328,727
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$991	$973	$1,075
Financed vendor accounts payable	—	31,648	43,442
Accounts payable	1,570,320	1,292,113	1,266,244
Accrued expenses	396,187	404,086	452,490
Other current liabilities	118,537	119,229	82,963
Total current liabilities	2,086,035	1,848,049	1,846,214
Long-term debt	565,420	300,851	301,254
Other long-term liabilities	187,735	165,943	114,809
Commitments and contingencies
Stockholders' equity:
Preferred stock, nonvoting, $0.0001 par value	—	—	—
Common stock, voting, $0.0001 par value	11	11	11
Additional paid-in capital	479,055	456,645	432,264
Treasury stock, at cost	(1,542,794)	(1,028,612)	(848,547)
Accumulated other comprehensive income (loss)	1,614	(1,597)	(4,465)
Retained earnings	1,826,392	1,612,927	1,487,187
Total stockholders' equity	764,278	1,039,374	1,066,450
	$3,603,468	$3,354,217	$3,328,727

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
For the Twelve and Twenty-Eight Week Periods Ended
July 16, 2011 and July 17, 2010
(in thousands, except per share data)
(unaudited)

	Twelve Week Periods Ended		Twenty-Eight Week Periods Ended
	July 16, 2011	July 17, 2010	July 16, 2011	July 17, 2010
Net sales	$1,479,839	$1,417,956	$3,377,902	$3,248,562
Cost of sales, including purchasing and warehousing costs	743,991	702,688	1,683,853	1,622,517
Gross profit	735,848	715,268	1,694,049	1,626,045
Selling, general and administrative expenses	546,921	543,666	1,319,145	1,272,271
Operating income	188,927	171,602	374,904	353,774
Other, net:
Interest expense	(8,007)	(7,176)	(17,726)	(13,132)
Other expense, net	(212)	(1,702)	(157)	(1,178)
Total other, net	(8,219)	(8,878)	(17,883)	(14,310)
Income before provision for income taxes	180,708	162,724	357,021	339,464
Provision for income taxes	67,601	61,813	134,331	129,122
Net income	$113,107	$100,911	$222,690	$210,342

Basic earnings per share	$1.48	$1.18	$2.85	$2.37
Diluted earnings per share	$1.46	$1.16	$2.79	$2.34

Average common shares outstanding	75,979	85,394	77,973	88,433
Average common shares outstanding - assuming dilution	77,426	86,410	79,484	89,303

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders' Equity
For the Twenty-Eight Week Periods Ended
July 16, 2011 and July 17, 2010
(in thousands, except per share data)
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock, at cost		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount		Shares	Amount
Balance, January 1, 2011	—	$—	105,682	$11	$456,645	23,726	$(1,028,612)	$(1,597)	$1,612,927	$1,039,374
Net income									222,690	222,690
Changes in net unrecognized other postretirement benefit costs, net of $157 tax								(245)		(245)
Amortization of unrecognized losses on interest rate swaps, net of $2,515 tax								3,456		3,456
Comprehensive income										225,901
Issuance of shares upon the exercise of stock options			378		6,454					6,454
Tax benefit from share-based compensation					4,745					4,745
Issuance of restricted stock, net of forfeitures			2							—
Amortization of restricted stock balance					3,756					3,756
Share-based compensation					6,236					6,236
Stock issued under employee stock purchase plan			19		1,145					1,145
Treasury stock purchased						8,283	(514,182)			(514,182)
Cash dividends									(9,225)	(9,225)
Other					74					74
Balance, July 16, 2011	—	$—	106,081	$11	$479,055	32,009	$(1,542,794)	$1,614	$1,826,392	$764,278

Balance, January 2, 2010	—	$—	104,251	$10	$392,962	10,628	$(391,176)	$(6,699)	$1,287,268	$1,282,365
Net income									210,342	210,342
Changes in net unrecognized other postretirement benefit costs, net of $144 tax								(224)		(224)
Unrealized gain on hedge arrangement, net of $1,257 tax								2,458		2,458
Comprehensive income										212,576
Issuance of shares upon the exercise of stock options			887	1	26,094					26,095
Tax benefit from share-based compensation					817					817
Amortization of restricted stock balance					5,055					5,055
Share-based compensation					6,288					6,288
Stock issued under employee stock purchase plan			23		981					981
Treasury stock purchased						10,325	(457,371)			(457,371)
Cash dividends									(10,423)	(10,423)
Other					67					67
Balance, July 17, 2010	—	$—	105,161	$11	$432,264	20,953	$(848,547)	$(4,465)	$1,487,187	$1,066,450

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows For the Twenty-Eight Week Periods Ended July 16, 2011 and July 17, 2010 (in thousands) (unaudited)
	Twenty-Eight Week Periods Ended
	July 16, 2011	July 17, 2010
Cash flows from operating activities:
Net income	$222,690	$210,342
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	92,973	86,933
Share-based compensation	9,992	11,343
Loss on property and equipment, net	2,179	3,082
Other	495	778
Provision (benefit) for deferred income taxes	25,962	(2,118)
Excess tax benefit from share-based compensation	(4,780)	(2,809)
Net decrease (increase) in:
Receivables, net	2,057	(22,325)
Inventories, net	(228,043)	(185,131)
Other assets	17,162	14,229
Net increase in:
Accounts payable	278,207	299,970
Accrued expenses	41,922	78,094
Other liabilities	8,734	3,112
Net cash provided by operating activities	469,550	495,500
Cash flows from investing activities:
Purchases of property and equipment	(151,595)	(99,327)
Proceeds from sales of property and equipment	1,028	104
Net cash used in investing activities	(150,567)	(99,223)
Cash flows from financing activities:
(Decrease) increase in bank overdrafts	(7,820)	3,099
(Decrease) increase in financed vendor accounts payable	(31,648)	11,350
Issuance of senior unsecured notes	—	298,761
Payment of debt related costs	(3,561)	(4,530)
Early extinguishment of debt	—	(200,000)
Borrowings under credit facilities	1,076,400	75,000
Payments on credit facilities	(811,400)	(75,000)
Dividends paid	(14,155)	(16,010)
Proceeds from the issuance of common stock, primarily exercise of stock options	7,673	27,142
Excess tax benefit from share-based compensation	4,780	2,809
Repurchase of common stock	(529,176)	(457,371)
Other	(465)	(727)
Net cash used in financing activities	(309,372)	(335,477)
Net increase in cash and cash equivalents	9,611	60,800
Cash and cash equivalents, beginning of period	59,209	100,018
Cash and cash equivalents, end of period	$68,820	$160,818

Advance Auto Parts, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows For the Twenty-Eight Week Periods Ended July 16, 2011 and July 17, 2010 (in thousands) (unaudited)
	Twenty-Eight Week Periods Ended
	July 16, 2011	July 17, 2010
Supplemental cash flow information:
Interest paid	$19,604	$11,698
Income tax payments, net	49,217	79,330
Non-cash transactions:
Accrued purchases of property and equipment	16,158	10,709
Changes in other comprehensive income	3,211	2,234

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Twenty-Eight Week Periods Ended July 16, 2011 and July 17, 2010
(in thousands, except per share data)
(unaudited)

1.	Basis of Presentation:

The accompanying condensed consolidated financial statements include the accounts of Advance Auto Parts, Inc., its wholly owned subsidiary, Advance Stores Company, Incorporated ("Stores") and its subsidiaries (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

The condensed consolidated balance sheets as of July 16, 2011, January 1, 2011 and July 17, 2010, the condensed consolidated statements of operations for the twelve and twenty-eight week periods ended July 16, 2011 and July 17, 2010, the condensed consolidated statements of changes in stockholders’ equity for the twenty-eight week periods ended July 16, 2011 and July 17, 2010 and the condensed consolidated statements of cash flows for the twenty-eight week periods ended July 16, 2011 and July 17, 2010, have been prepared by the Company. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position of the Company, the results of its operations and cash flows have been made.

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

New Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board, or FASB, issued ASU No. 2011-05 “Comprehensive Income – Presentation of Comprehensive Income”. ASU 2011-05 requires comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments in this update should be applied retrospectively and is effective for interim and annual reporting periods beginning after December 15, 2011. The adoption of ASU 2011-05 is not expected to have a material impact on the Company’s condensed consolidated financial statements.

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

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Twenty-Eight Week Periods Ended July 16, 2011 and July 17, 2010
(in thousands, except per share data)
(unaudited)

effective for interim and annual reporting periods beginning after December 15, 2010. The adoption of ASU 2010-06 had no impact on the Company’s condensed consolidated financial statements.

2.	Inventories, net:

Inventories are stated at the lower of cost or market. The Company used the LIFO method of accounting for approximately 95% of inventories at July 16, 2011, January 1, 2011 and July 17, 2010. Under LIFO, the Company’s cost of sales reflects the costs of the most recently purchased inventories, while the inventory carrying balance represents the costs for inventories purchased in Fiscal 2011 and prior years. As a result of utilizing LIFO, the Company recorded an increase to cost of sales of $9,111 for the twenty-eight weeks ended July 16, 2011 due to an increase in supply chain costs and inflationary pressures affecting certain product categories. The Company recorded a reduction to cost of sales of $27,239 for the twenty-eight weeks ended July 17, 2010. Prior to Fiscal 2011, the Company’s overall costs to acquire inventory for the same or similar products generally decreased historically as the Company has been able to leverage its continued growth, execution of merchandise strategies and realization of supply chain efficiencies.

An actual valuation of inventory under the LIFO method is performed by the Company at the end of each fiscal year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected fiscal year-end inventory levels and costs.

Inventory balances at July 16, 2011, January 1, 2011 and July 17, 2010 were as follows:

	July 16, 2011	January 1, 2011	July 17, 2010
Inventories at FIFO, net	$1,974,213	$1,737,059	$1,692,502
Adjustments to state inventories at LIFO	117,700	126,811	124,496
Inventories at LIFO, net	$2,091,913	$1,863,870	$1,816,998

3.	Goodwill and Intangible Assets:

Goodwill

The Company has goodwill recorded in both the Advance Auto Parts ("AAP") and Autopart International ("AI") segments.  The AAP segment’s goodwill balance was $16,093 at July 16, 2011 and July 17, 2010.  The AI segment’s goodwill balance was $18,294 at July 16, 2011 and July 17, 2010. The Company recorded no activity to its goodwill balance for the twelve and twenty-eight weeks ended July 16, 2011 and July 17, 2010, respectively.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Twenty-Eight Week Periods Ended July 16, 2011 and July 17, 2010
(in thousands, except per share data)
(unaudited)

Intangible Assets Other Than Goodwill

The gross and net carrying amounts of acquired intangible assets as of July 16, 2011, January 1, 2011 and July 17, 2010 are comprised of the following:

	Acquired intangible assets
	Subject to Amortization		Not Subject to Amortization
	Customer Relationships	Other	Trademark and Tradenames	Intangible Assets (excluding goodwill)
Gross:
Gross carrying amount at January 1, 2011	$9,800	$885	$20,550	$31,235
Additions	—	—	—	—
Gross carrying amount at July 16, 2011	$9,800	$885	$20,550	$31,235

Gross carrying amount at January 2, 2010	$9,800	$885	$20,550	$31,235
Additions	—	—	—	—
Gross carrying amount at July 17, 2010	$9,800	$885	$20,550	$31,235

Net:
Net carrying amount at January 1, 2011	$4,578	$232	$20,550	$25,360
Additions	—	—	—	—
2011 amortization	517	4	—	521
Net book value at July 16, 2011	$4,061	$228	$20,550	$24,839

Net carrying amount at January 2, 2010	$5,543	$326	$20,550	$26,419
Additions	—	—	—	—
2010 amortization	517	68	—	585
Net book value at July 17, 2010	$5,026	$258	$20,550	$25,834

Future Amortization Expense

The table below shows expected amortization expense for the next five years for acquired intangible assets recorded as of July 16, 2011:

Fiscal Year	Amount
Remainder of 2011	$446
2012	967
2013	967
2014	967
2015	751

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Twenty-Eight Week Periods Ended July 16, 2011 and July 17, 2010
(in thousands, except per share data)
(unaudited)

4.	Long-term Debt:

Long-term debt consists of the following:

	July 16, 2011	January 1, 2011	July 17, 2010
Revolving Credit Facility at variable interest rates (1.79% at July 16, 2011) due May 27, 2016	$265,000	$—	$—
5.75% Senior Unsecured Notes (net of unamortized discount of $1,124, $1,176 and $1,239 at July 16, 2011, January 1, 2011 and July 17, 2010, respectively) due May 1, 2020	298,876	298,824	298,785
Other	2,535	3,000	3,544
	566,411	301,824	302,329
Less: Current portion of long-term debt	(991)	(973)	(1,075)
Long-term debt, excluding current portion	$565,420	$300,851	$301,254

Bank Debt

On May 27, 2011, the Company entered into a new $750,000 unsecured five-year revolving credit facility with Stores serving as the borrower. This new facility replaced the Company’s previous revolving credit facility. Proceeds from the new revolving credit facility were used to repay $165,000 of principal outstanding on the Company’s previous revolving credit facility. In conjunction with this refinancing, the Company incurred $3,561 of financing costs which it will amortize over the term of the new revolving credit facility. The revolving credit facility also provides for the issuance of letters of credit with a sub-limit of $300,000, and swingline loans in an amount not to exceed $50,000. The Company may request, subject to agreement by one or more lenders, that the total revolving commitment be increased by an amount not exceeding $250,000 (up to a total commitment of $1,000,000) during the term of the credit agreement. Voluntary prepayments and voluntary reductions of the revolving balance are permitted in whole or in part, at the Company’s option, in minimum principal amounts as specified in the revolving credit facility. The revolving credit facility matures on May 27, 2016.

As of July 16, 2011, the Company had $265,000 outstanding under its revolving credit facility, and had letters of credit outstanding of $93,287, which reduced the availability under the revolving credit facility to $391,713. (The letters of credit generally have a term of one year or less.)

The interest rate on borrowings under the revolving credit facility is based, at the Company’s option, on an adjusted LIBOR rate, plus a margin, or an alternate base rate, plus a margin. The current margin is 1.5% and 0.5% per annum for the adjusted LIBOR and alternate base rate borrowings, respectively. A facility fee is charged on the total amount of the revolving credit facility, payable in arrears. The current facility fee rate is 0.25% per annum. Under the terms of the revolving credit facility, the interest rate and facility fee are based on the Company’s credit rating.

The Company’s revolving credit facility contains covenants restricting its ability to, among other things:  (1) create, incur or assume additional debt, (2) incur liens or engage in sale-leaseback transactions, (3) make loans and investments (including acquisitions), (4) guarantee obligations, (5) engage in certain mergers and liquidations, (6) change the nature of the Company’s business and the business conducted by its subsidiaries, (7) enter into certain hedging transactions, and (8) change Advance’s status as a holding company. The Company is also required to comply with financial covenants with respect to a maximum leverage ratio and a minimum consolidated coverage ratio. The Company was in compliance with its covenants in place at July 16, 2011 and January 1, 2011, respectively. The Company’s revolving credit facility also provides for customary events of default, covenant defaults and cross-defaults to its other material indebtedness.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Twenty-Eight Week Periods Ended July 16, 2011 and July 17, 2010
(in thousands, except per share data)
(unaudited)

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

Debt Guarantees

Certain domestic subsidiaries of Stores, including its Material Subsidiaries (as defined in the revolving credit facility and Indenture, respectively) serve as guarantors of the Notes and revolving credit facility with Advance also serving as a guarantor of the revolving credit facility. The subsidiary guarantees related to the Company’s Notes and revolving credit facility are full and unconditional and joint and several, and there are no restrictions on the ability of Advance to obtain funds from its subsidiaries. Also, Advance has no independent assets or operations, and the subsidiaries not guaranteeing the Notes and revolving credit facility are minor as defined by SEC regulations.

5.	Derivative Instruments and Hedging Activities:

The Company had previously entered into interest rate swap agreements as a hedge to the variable rate interest payments on its bank debt.  Effective April 24, 2010, the Company’s outstanding interest rate swaps no longer qualified for hedge accounting as a result of the Company’s intent to pay off its bank debt with the proceeds from the offering of the Notes. Accordingly, the Company has recorded all subsequent changes in the fair value of the interest rate swaps through earnings and will amortize to interest expense the remaining $2,481 of previously recorded unrecognized loss in accumulated other comprehensive loss over the remaining life of the swaps which mature in October 2011. As of July 16, 2011, the Company had interest rate swaps with an aggregate notional value of $275,000 at rates ranging from 4.01% to 4.98%.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Twenty-Eight Week Periods Ended July 16, 2011 and July 17, 2010
(in thousands, except per share data)
(unaudited)

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the condensed consolidated balance sheet as of July 16, 2011, January 1, 2011 and July 17, 2010:

	Liability Derivatives
	Balance Sheet Location	Fair Value as of July 16, 2011	Fair Value as of January 1, 2011	Fair Value as of July 17, 2010
Derivatives designated as hedging instruments:
Interest rate swaps	Accrued expenses	$2,888	$9,321	$11,502
Interest rate swaps	Other long-term liabilities	—	—	2,626
		$2,888	$9,321	$14,128

The table below presents the effect of the Company’s derivative financial instruments on the statement of operations for the twelve and twenty-eight weeks ended July 16, 2011 and July 17, 2010, respectively:

Interest rate swaps	Amount of Gain or (Loss) Recognized in OCI on Derivative, net of tax (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income, net of tax (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative, net of tax (Ineffective Portion and Amount Excluded from Effectiveness Testing)
For the Twelve Weeks Ended July 16, 2011:	$—	Interest expense	$(1,340)	Other (expense) income, net	$—
For the Twelve Weeks Ended July 17, 2010:	$—	Interest expense	$(1,861)	Other (expense) income, net	$(775)
For the Twenty-Eight Weeks Ended July 16, 2011	$—	Interest expense	$(3,456)	Other (expense) income, net	$(200)
For the Twenty-Eight Weeks Ended July 17, 2010	$597	Interest expense	$(4,096)	Other (expense) income, net	$(664)

6.	Fair Value Measurements:

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
For the Twelve and Twenty-Eight Week Periods Ended July 16, 2011 and July 17, 2010
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

The following table sets forth the Company’s financial liabilities that were measured at fair value on a recurring basis as of July 16, 2011, January 1, 2011 and July 17, 2010:

		Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
As of July 16, 2011

Interest rate swaps	$2,888	$—	$2,888	$—

As of January 1, 2011

Interest rate swaps	$9,321	$—	$9,321	$—

As of July 17, 2010

Interest rate swaps	$14,128	$—	$14,128	$—

The fair values of the Company’s interest rate swaps represent the estimated amounts that the Company would receive or pay to terminate the agreements taking into consideration the difference between the contract rate of interest and rates currently quoted for agreements of similar terms and maturities (based on the forward yield curve).

The carrying amount of the Company’s cash and cash equivalents, accounts receivable, bank overdrafts, financed vendor accounts payable, accounts payable, accrued expenses and current portion of long term debt approximate their fair values due to the relatively short term nature of these instruments. As of July 16, 2011, January 1, 2011 and July 17, 2010, the fair value of the Company’s long-term debt with a carrying value of $565,420, $300,851 and $301,254, respectively, was approximately $594,000, $316,000 and $312,657, respectively. The fair value of the Company’s senior unsecured notes was determined based on quoted market prices. The Company believes that the carrying value of its other long-term debt and certain long-term liabilities approximate fair value.

Non-Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). At July 16, 2011, the Company had no significant non-financial assets or liabilities that had been adjusted to fair value subsequent to initial recognition.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Twenty-Eight Week Periods Ended July 16, 2011 and July 17, 2010
(in thousands, except per share data)
(unaudited)

7.	Stock Repurchase Program:

The Company’s stock repurchase program allows it to repurchase its common stock on the open market or in privately negotiated transactions from time to time in accordance with the requirements of the SEC. During the twelve weeks ended July 16, 2011, the Company repurchased 3,974 shares of its common stock at an aggregate cost of $239,698, or an average price of $60.31 per share under its $500,000 stock repurchase program authorized by its Board of Directors on February 8, 2011. During the twenty-eight weeks ended July 16, 2011, the Company repurchased 8,211 shares of its common stock at an aggregate cost of $509,682, or an average price of $62.07 per share. At July 16, 2011, the Company had $111,880 remaining under the $500,000 stock repurchase program.

Additionally, the Company repurchased 2 shares of its common stock at an aggregate cost of $98 in connection with the net settlement of shares issued as a result of the vesting of restricted stock during the twelve weeks ended July 16, 2011. During the twenty-eight weeks ended July 16, 2011, the Company repurchased 72 shares of its common stock at an aggregate cost of $4,500 in connection with the net settlement of shares issued as a result of the vesting of restricted stock.

During the twelve weeks ended July 17, 2010, the Company repurchased 3,367 shares of its common stock at an aggregate cost of $167,789, or an average price of $49.83 per share, under its $500,000 stock repurchase program, authorized by its Board of Directors on February 16, 2010. During the twenty-eight weeks ended July 17, 2010, the Company repurchased 10,279 shares of its common stock at an aggregate cost of $455,475, or an average price of $44.31 per share. Additionally, the Company repurchased 3 shares of its common stock at an aggregate cost of $155 in connection with the net settlement of shares issued as a result of the vesting of restricted stock during the twelve weeks ended July 17, 2010. During the twenty-eight weeks ended July 17, 2010, the Company repurchased 47 shares of its common stock at an aggregate cost of $1,896 in connection with the net settlement of shares issued as a result of the vesting of restricted stock.

On August 9, 2011, the Company's Board of Directors authorized a new $300,000 stock repurchase program which will replace the $111,880 remaining under the Company's $500,000 stock repurchase program.

8.	Earnings per Share:

Certain of the Company’s shares granted to employees in the form of restricted stock are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per share. For the twelve week periods ended July 16, 2011 and July 17, 2010, earnings of $292 and $446, respectively, were allocated to the participating securities. For the twenty-eight week periods ended July 16, 2011 and July 17, 2010, earnings of $645 and $983, respectively, were allocated to the participating securities.

Diluted earnings per share are calculated by including the effect of dilutive securities. Share-based awards to purchase approximately 51 and 53 shares of common stock that had an exercise price in excess of the average market price of the common stock during the twelve week periods ended July 16, 2011 and July 17, 2010, respectively, were not included in the calculation of diluted earnings per share because they were anti-dilutive. Share-based awards to purchase approximately 49 and 45 shares of common stock that had an exercise price in excess of the average market price of the common stock during the twenty-eight week periods ended July 16, 2011 and July 17, 2010, respectively, were not included in the calculation of diluted earnings per share because they are anti-dilutive.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Twenty-Eight Week Periods Ended July 16, 2011 and July 17, 2010
(in thousands, except per share data)
(unaudited)

The following table illustrates the computation of basic and diluted earnings per share for the twelve and twenty-eight week periods ended July 16, 2011 and July 17, 2010, respectively:

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	July 16, 2011	July 17, 2010	July 16, 2011	July 17, 2010
Numerator
Net income applicable to common shares	$113,107	$100,911	$222,690	$210,342
Participating securities' share in earnings	(292)	(446)	(645)	(983)
Net income applicable to common shares	$112,815	$100,465	$222,045	$209,359
Denominator
Basic weighted average common shares	75,979	85,394	77,973	88,433
Dilutive impact of share-based awards	1,447	1,016	1,511	870
Diluted weighted average common shares	77,426	86,410	79,484	89,303

Basic earnings per common share
Net income applicable to common stockholders	$1.48	$1.18	$2.85	$2.37
Diluted earnings per common share
Net income applicable to common stockholders	$1.46	$1.16	$2.79	$2.34

9.	Warranty Liabilities:

The following table presents changes in the Company’s warranty reserves:

	July 16, 2011	January 1, 2011	July 17, 2010
	(28 weeks ended)	(52 weeks ended)	(28 weeks ended)
Warranty reserve, beginning of period	$36,352	$30,387	$30,387
Additions to warranty reserves	18,454	45,741	19,420
Reserves utilized	(17,929)	(39,776)	(18,484)

Warranty reserve, end of period	$36,877	$36,352	$31,323

The Company’s warranty liabilities are included in Accrued Expenses in its condensed consolidated financial balance sheets.

10.	Segment and Related Information:

The Company has the following two reportable segments: AAP and AI. The AAP segment is comprised of 3,424 stores as of July 16, 2011, which operated in the United States, Puerto Rico and the Virgin Islands under the trade names “Advance Auto Parts,” “Advance Discount Auto Parts” and “Western Auto.” These stores offer a broad selection of brand name and proprietary automotive replacement parts, accessories and maintenance items for domestic and imported cars and light trucks.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Twenty-Eight Week Periods Ended July 16, 2011 and July 17, 2010
(in thousands, except per share data)
(unaudited)

The AI segment consists solely of the operations of Autopart International, and operates stores under the “Autopart International” trade name. AI mainly serves the Commercial market from its 203 stores as of July 16, 2011 located in the Northeastern and Mid-Atlantic regions of the United States and Florida. In addition, its North American Sales Division services warehouse distributors and jobbers throughout North America.

The Company evaluates each of its segment’s financial performance based on net sales and operating profit for purposes of allocating resources and assessing performance. The accounting policies of the reportable segments are generally the same as those used by the Company.

The following table summarizes financial information for each of the Company's business segments for the twelve and twenty-eight weeks ended July 16, 2011 and July 17, 2010, respectively.

	Twelve Week Periods Ended		Twenty-Eight Week Periods Ended
	July 16, 2011	July 17, 2010	July 16, 2011	July 17, 2010
Net sales
AAP	$1,409,284	$1,362,487	$3,223,641	$3,128,056
AI	74,320	59,282	162,855	128,111
Eliminations (1)	(3,765)	(3,813)	(8,594)	(7,605)
Total net sales	$1,479,839	$1,417,956	$3,377,902	$3,248,562

Income before provision for income taxes
AAP	$175,775	$160,388	$350,443	$336,274
AI	4,933	2,336	6,578	3,190
Total income before provision for income taxes	$180,708	$162,724	$357,021	$339,464

Provision for income taxes
AAP	$65,558	$61,010	$131,634	$128,010
AI	2,043	803	2,697	1,112
Total provision for income taxes	$67,601	$61,813	$134,331	$129,122

Segment assets
AAP	$3,348,447	$3,128,853	$3,348,447	$3,128,853
AI	255,021	199,874	255,021	199,874
Total segment assets	$3,603,468	$3,328,727	$3,603,468	$3,328,727

(1)
For the twelve weeks ended July 16, 2011, eliminations represented net sales of $1,962 from AAP to AI and $1,803 from AI to AAP. For the twelve weeks ended July 17, 2010, eliminations represented net sales of $1,579 from AAP to AI and $2,234 from AI to AAP. For the twenty-eight weeks ended July 16, 2011, eliminations represented net sales of $4,707 from AAP to AI and $3,887 from AI to AAP. For the twenty-eight weeks ended July 17, 2010, eliminations represented net sales of $3,450 from AAP to AI and $4,155 from AI to AAP.

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

Introduction

We are a leading specialty retailer of automotive aftermarket parts, accessories, batteries and maintenance items primarily operating within the United States. Our stores carry an extensive product line for cars, vans, sport utility vehicles and light trucks. We serve both "do-it-yourself," or DIY, and “do-it-for-me,” or Commercial, customers. Our Commercial customers consist primarily of delivery customers for whom we deliver product from our store locations to our Commercial customers’ places of business, including independent garages, service stations and auto dealers. At July 16, 2011, we operated a total of 3,627 stores.

We operate in two reportable segments: Advance Auto Parts, or AAP, and Autopart International, Inc., or AI. The AAP segment is comprised of our store operations within the Northeastern, Southeastern and Midwestern regions of the United States, Puerto Rico and the Virgin Islands which operate under the trade names “Advance Auto Parts,” “Advance Discount Auto Parts” and “Western Auto.” At July 16, 2011, we operated 3,424 stores in the AAP segment. Our AAP stores offer a broad selection of brand name and proprietary automotive replacement parts, accessories and maintenance items for domestic and imported cars and light trucks. The AAP segment also includes our e-commerce operations.

At July 16, 2011, we operated 203 stores in the AI segment under the “Autopart International” trade name. AI’s business primarily serves the Commercial market from its store locations in the Northeastern and Mid-Atlantic regions of the United States and Florida. In addition, its North American Sales Division services warehouse distributors and jobbers throughout North America. For additional information regarding our segments, see Note 10, Segments and Related Information, of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Management Overview

We generated earnings per diluted share, or diluted EPS, of $1.46 during our twelve weeks ended July 16, 2011 (“second quarter of Fiscal 2011”) compared to $1.16 for the comparable period of Fiscal 2010. The increase in our diluted EPS was driven by an increase in our operating income and the repurchase of shares of our common stock. Our overall financial results during the second quarter of Fiscal 2011 improved from the previous quarter beginning with more favorable sales results. We believe that adjustments we made during our first quarter to the pace and breadth of change from the implementation of our strategic initiatives contributed to the improvement in our sales growth during the second quarter. Although our sales growth improved during the second quarter, we believe this growth will remain constrained due to the challenging economic environment.

Contributing to our favorable operating income results during the second quarter was the slower growth in our selling, general and administrative expense, or SG&A, rate partially offset by a decrease in our gross profit rate compared to the comparable period of Fiscal 2010. Our SG&A rate decreased as a result of lower incentive compensation, benefits from our new variable store labor model, which enables us to better staff our stores to customer demand, and a focused reduction in support and discretionary expenses partially offset by increased costs associated with the investments we are making in Commercial, e-commerce, global sourcing and other initiatives under our two key strategies. The decrease in our gross profit rate during the second quarter compared to the comparable period in Fiscal 2010 was due to a number of internal and external factors, including higher shrink expense, fuel prices and product acquisition costs and additional supply chain costs associated with our supply chain investments.

Although our operating cash flow for the second quarter of Fiscal 2011 was less than the comparable period of last year, we used available cash and borrowings to repurchase shares of our common stock and invest in capital improvements and initiatives to support our strategies.  As discussed in the Business Update below, we remain committed to investing in our two key strategies. However, we have adapted the pace of change in response to our year-to-date performance in Fiscal 2011 and overall economic uncertainties.

Summary of Second Quarter Financial Results

A high-level summary of our financial results for the second quarter of Fiscal 2011 is included below:

•
Net sales during the second quarter of Fiscal 2011 increased 4.4% to $1,479.8 million as compared to the second quarter of Fiscal 2010, driven by the addition of 130 net new stores over the past 12 months and a 2.5% increase in comparable store sales.

•
Our operating income increased $17.3 million for the second quarter of Fiscal 2011 over the comparable period of Fiscal 2010 and increased as a percentage of total sales by 66 basis points due to the decrease, or leverage, of our SG&A rate partially offset by a lower gross profit rate.

•
Our inventory balance as of July 16, 2011 increased $274.9 million, or 15.1%, over the comparable period of last year primarily driven by our Superior Availability initiatives, lower than expected sales during the twenty-eight weeks ended July 16, 2011 and new store growth.

•
We generated operating cash flow of $469.6 million during the the twenty-eight weeks ended July 16, 2011, a decrease of 5.2% over the comparable period in Fiscal 2010 primarily due to a larger increase in inventory, net of accounts payable, versus the comparable period of last year.

•	We used available cash and borrowings to repurchase 4.0 million shares of our common stock under our stock repurchase program at a cost of $239.7 million during the second quarter of Fiscal 2011.

•	We completed the refinancing of our revolving credit facility with a similar $750.0 million facility which matures in May 2016.

Refer to the Results of Operations and Liquidity sections for further details of our income statement and cash flow results, respectively.

Business Update

In Fiscal 2011, we have increased our focus on differentiating Advance from our competition through our commitment to exceptional service which is reflected in our new customer promise – service is our best part – and the simplification of our previous four key strategies into two strategies – Service Leadership and Superior Availability. Through these two strategies, we believe we can continue to build on the initiatives discussed below and produce favorable financial results over the long-term.

Our Commercial sales, as a percentage of total sales, increased to 37% for the second quarter of 2011 as compared to 34% for the same period in Fiscal 2010.  Since 2008 we have completed incremental investments in additional parts professionals, delivery trucks and drivers in approximately half of our AAP stores with Commercial programs. We have decelerated the pace of these investments in recent quarters as we have increased our focus on Service Leadership and specifically in those areas we believe have a direct impact on customer satisfaction for both our Commercial and DIY customers such as labor scheduling, training, commercial delivery execution and increased advertising. On an ongoing basis, we closely monitor independent customer satisfaction scores for both Commercial and DIY customers as a measure of customer service and product availability. Our e-commerce operations continue to supplement our store sales growth through an increase in DIY sales from our AdvanceAutoParts.com website and more recently through the added capability for our Commercial customers to order product on-line.

Our Commercial and DIY sales have benefited from our added parts availability and merchandising initiatives. We continue to expand our supply chain network to increase our ability to get the right product to our customers. We upgraded the inventory levels in 266 of our stores during the quarter and added 14 stores to our HUB store network bringing the total number of HUBs to 253. Our HUB stores stock a wider selection and greater supply of inventory and provide same-day delivery to our other stores in their respective areas. We continue to increase the amount of product we source globally, which we believe will improve our gross profit across numerous product categories and allow us to more quickly source the products our customers need.

We anticipate the pace of our growth in Commercial to continue to exceed the pace of our DIY growth. The continued growth in our Commercial sales emphasizes our focus on an integrated service model and our goal of achieving a 50/50 mix of Commercial and DIY sales. While we expect our gross profit rate for Fiscal 2011 to be lower than Fiscal 2010 due to higher fuel costs, increased shrink, inflationary pressures in the market place and investments we are making in our supply chain network, we believe our current initiatives are key for our long-term sales growth and improvement in our gross profit rate. Combined with our focus on balancing support and discretionary expenses with the additional cost of investments in our key strategies, we are committed to achieving our longer-term growth and profitability goals.

 Automotive Aftermarket Industry

The automotive aftermarket industry remains strong despite volatility in the overall economic environment. Favorable industry dynamics include:

•	increase in number and average age of vehicles;

•	lower new car sales vs. the five-year average;

•	long-term expectation that miles driven will increase based on historical trends; and

•	fragmented commercial market.

Conversely, there are a number of factors which are negatively affecting the automotive aftermarket industry and include:

•	significantly higher gas prices;

•	near-term downward trend in miles driven; and

•	overall reduction in discretionary spending on elective maintenance and other accessories.

Given the uncertainty in the economic environment, we have adjusted our operations and financial plans without compromising our core strategic investments over the long-term. We believe that the execution of the various initiatives under our key strategies will allow us to continue to increase our share of the total automotive aftermarket with a higher growth potential driven by the more fragmented Commercial market.

Consolidated Operating Results and Key Statistics and Metrics

The following table highlights certain consolidated operating results and key statistics and metrics for the twelve and twenty-eight weeks ended July 16, 2011 and July 17, 2010, respectively, and fiscal years ended January 1, 2011 and January 2, 2010. We use these key statistics and metrics to measure the financial progress of our key strategies.

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	July 16, 2011	July 17, 2010	July 16, 2011	July 17, 2010	FY 2010	FY 2009
Operating Results:
Total net sales (in 000s)	$1,479,839	$1,417,956	$3,377,902	$3,248,562	$5,925,203	$5,412,623
Comparable store sales growth (1)	2.5%	5.8%	1.9%	6.9%	8.0%	5.3%
Gross profit	49.7%	50.4%	50.2%	50.1%	50.0%	48.9%
SG&A	37.0%	38.3%	39.1%	39.2%	40.1%	40.5%
Operating profit	12.8%	12.1%	11.1%	10.9%	9.9%	8.4%
Diluted earnings per share	$1.46	$1.16	$2.79	$2.34	$3.95	$2.83

Key Statistics and Metrics:
Number of stores, end of period	3,627	3,497	3,627	3,497	3,563	3,420
Total store square footage, end of period (in 000s)	26,400	25,543	26,400	25,543	25,950	24,973
Total Team Members, end of period	52,141	50,961	52,141	50,961	51,017	48,771
Average net sales per store (in 000s)(2)(3)	$1,700	$1,638	$1,700	$1,638	$1,697	$1,595
Operating income per store (in 000s)(2)(4)	$170	$149	$170	$149	$168	$134
Gross margin return on inventory (2)(5)	$5.89	$4.70	$5.89	$4.70	$5.05	$3.98

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

(4)
Operating income per store is calculated as operating income divided by the average of beginning and ending total store count for the respective period. Excluding the impact of store divestitures in Fiscal 2009, operating income per store in the second quarter of Fiscal 2010 was $153. Operating income per store for Fiscal 2009 was $142 excluding the $26,100 impact of store divestitures from operating income.

(5)	Gross margin return on inventory is calculated as gross profit divided by an average of beginning and ending inventory, net of accounts payable and financed vendor accounts payable.

Store Development by Segment

The following table sets forth the total number of new, closed and relocated stores and stores with Commercial delivery programs during the twelve and twenty-eight weeks ended July 16, 2011 and July 17, 2010 by segment. We lease approximately 79% of our AAP stores. We lease 100% of our AI stores. All of our AI stores have Commercial delivery programs.

AAP
	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	July 16, 2011	July 17, 2010	July 16, 2011	July 17, 2010
Number of stores at beginning of period	3,397	3,295	3,369	3,264
New stores	28	22	56	54
Closed stores	(1)	(1)	(1)	(2)
Number of stores, end of period	3,424	3,316	3,424	3,316
Relocated stores	2	—	4	4
Stores with commercial delivery programs	3,074	2,968	3,074	2,968

AI
	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	July 16, 2011	July 17, 2010	July 16, 2011	July 17, 2010
Number of stores at beginning of period	203	167	194	156
New stores	—	14	9	25
Closed stores	—	—	—	—
Number of stores, end of period	203	181	203	181
Relocated stores	1	—	2	3
Stores with commercial delivery programs	203	181	203	181

During Fiscal 2011, we anticipate adding 110 to 120 AAP stores and approximately 10 AI stores and closing approximately 10 total stores.

Critical Accounting Policies

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Our discussion and analysis of the financial condition and results of operations are based on these financial statements. The preparation of these financial statements requires the application of accounting policies in addition to certain estimates and judgments by our management. Our estimates and judgments are based on currently available information, historical results and other assumptions we believe are reasonable. Actual results could differ materially from these estimates. During the twelve and twenty-eight weeks ended July 16, 2011, we consistently applied the critical accounting policies discussed in our 2010 Form 10-K. For a complete discussion regarding these critical accounting policies, refer to the 2010 Form 10-K.

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

Results of Operations

The following table sets forth certain of our operating data expressed as a percentage of net sales for the periods indicated.

	Twelve Week Periods Ended (unaudited)		Twenty-Eight Week Periods Ended (unaudited)
	July 16, 2011	July 17, 2010	July 16, 2011	July 17, 2010
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales, including purchasing and warehousing costs	50.3	49.6	49.8	49.9
Gross profit	49.7	50.4	50.2	50.1
Selling, general and administrative expenses	37.0	38.3	39.1	39.2
Operating income	12.8	12.1	11.1	10.9
Interest expense	(0.5)	(0.5)	(0.5)	(0.4)
Other expense, net	0.0	(0.1)	0.0	0.0
Provision for income taxes	4.6	4.4	4.0	4.0
Net income	7.6%	7.1%	6.6%	6.5%

Twelve and Twenty-Eight Weeks Ended July 16, 2011 Compared to Twelve and Twenty-Eight Weeks Ended July 17, 2010

Net Sales

Net sales for the twelve weeks ended July 16, 2011 were $1,479.8 million, an increase of $61.9 million, or 4.4%, as compared to net sales for the twelve weeks ended July 17, 2010. This growth was primarily due to sales from new AAP and AI stores opened within the last four fiscal quarters and an increase in comparable store sales.

For the twelve weeks ended July 16, 2011, AAP produced net sales of $1,409.3 million, an increase of $46.8 million, or 3.4%, as compared to net sales for the twelve weeks ended July 17, 2010. The AAP comparable store sales increase of 2.1% was driven by an increase in average sales per customer. For the twelve weeks ended July 16, 2011, AI produced net sales of $74.3 million, an increase of $15.0 million, or 25.4%, as compared to net sales for the twelve weeks ended July 17, 2010.

	Twelve Weeks Ended
	July 16, 2011			July 17, 2010
	AAP	AI	Total	AAP	AI	Total
Comp Store Sales %	2.1%	13.4%	2.5%	6.0%	1.1%	5.8%
Net Stores Opened in last twelve months	108	22	130	51	39	90

Net sales for the twenty-eight weeks ended July 16, 2011 were $3,377.9 million, an increase of $129.3 million, or 4.0%, as compared to net sales for the twenty-eight weeks ended July 17, 2010. This growth was primarily due to sales from new AAP and AI stores opened within the last four fiscal quarters and an increase in comparable store sales.

For the twenty-eight weeks ended July 16, 2011, AAP produced net sales of $3,223.6 million, an increase of $95.6 million, or 3.1%, as compared to net sales for the twenty-eight weeks ended July 17, 2010. The AAP comparable store sales increase of 1.6% was driven by an increase in average sales per customer. For the twenty-eight weeks ended July 16, 2011, AI produced net sales of $162.9 million, an increase of $34.7 million, or 27.1%, as compared to net sales for the twenty-eight weeks ended July 17, 2010.

	Twenty-Eight Weeks Ended
	July 16, 2011			July 17, 2010
	AAP	AI	Total	AAP	AI	Total
Comp Store Sales %	1.6%	10.2%	1.9%	7.0%	3.6%	6.9%
Net Stores Opened in last twelve months	108	22	130	51	39	90

Gross Profit

Gross profit for the twelve weeks ended July 16, 2011 was $735.8 million, or 49.7% of net sales, as compared to $715.3 million, or 50.4% of net sales, for the comparable period of last year, representing a decrease of 72 basis points. This decrease in gross profit as a percentage of net sales was driven by increased shrink, supply chain costs and product acquisition costs partially offset by continued improvements in merchandising and pricing capabilities. The increase in supply chain costs was reflective of higher fuel prices and investments in additional HUB stores. We experienced an increase in the cost of certain product categories as a result of rising commodity inflation, which we have not fully passed through to our customers due to market pressures from overall competition and general economic conditions. In addition, the decrease in our gross profit rate was driven by the increase in our lower margin commercial sales.

Gross profit for the twenty-eight weeks ended July 16, 2011 was $1,694.0 million, or 50.2% of net sales, as compared to $1,626.0 million, or 50.1% of net sales, for the comparable period of last year, representing an increase of 10 basis points. This increase in gross profit as a percentage of net sales was driven by improved merchandising and pricing capabilities (such as global sourcing and price optimization) and improved parts availability partially offset by increased shrink, supply chain costs and product acquisition costs.

SG&A

SG&A expenses for the twelve weeks ended July 16, 2011 were $546.9 million, or 37.0% of net sales, as compared to $543.7 million, or 38.3% of net sales, for the comparable period of last year, representing a decrease of 138 basis points. This decrease as a percentage of sales was primarily due to less incentive compensation as a result of lower comparable store sales growth compared to last year, store labor leverage resulting from the benefits of our new variable customer driven labor model and a decrease in support and discretionary costs. Partially offsetting this decrease were costs associated with investments in strategic areas such as Commercial, e-commerce and global sourcing.

SG&A expenses for the twenty-eight weeks ended July 16, 2011 were $1,319.1 million, or 39.1% of net sales, as compared to $1,272.3 million, or 39.2% of net sales, for the comparable period of last year, representing a decrease of 11 basis points. This decrease as a percentage of sales was primarily due to lower incentive compensation partially offset by increased advertising.

Operating Income

Operating income for the twelve weeks ended July 16, 2011 was $188.9 million, or 12.8% of net sales, as compared to $171.6 million, or 12.1% of net sales, for the comparable period of last year, representing an increase of 66 basis points. This increase was due to a lower SG&A rate partially offset by a lower gross profit rate.

AAP produced operating income of $184.0 million, or 13.1% of net sales, for the twelve weeks ended July 16, 2011 as compared to $169.3 million, or 12.4% of net sales, for the comparable period of last year. AI generated operating income for the twelve weeks ended July 16, 2011 of $4.9 million as compared to $2.3 million for the comparable period of last year. AI’s operating income increased during the second quarter primarily due to the leverage of SG&A as a result of its strong comparable store sales results and decelerated pace of new store openings for Fiscal 2011.

Operating income for the twenty-eight weeks ended July 16, 2011 was $374.9 million, or 11.1% of net sales, as compared to $353.8 million, or 10.9% of net sales, for the comparable period of last year, representing an increase of 21 basis points. This increase was due to a higher gross profit rate and a lower SG&A rate.

AAP produced operating income of $368.3 million, or 11.4% of net sales, for the twenty-eight weeks ended July 16, 2011 as compared to $350.6 million, or 11.2% of net sales, for the comparable period of last year. AI generated operating income for the twenty-eight weeks ended July 16, 2011 of $6.5 million as compared to $3.2 million for the comparable period of last year. AI’s operating income increased during the twenty-eight weeks ended July 16, 2011 primarily due to the leverage of SG&A as a result of its strong comparable store sales results and decelerated pace of new store openings for Fiscal 2011.

Interest Expense

Interest expense for the twelve weeks ended July 16, 2011 was $8.0 million, or 0.5% of net sales, as compared to $7.2 million, or 0.5% of net sales, for the comparable period in Fiscal 2010. The dollar increase in interest expense is primarily a result of higher average borrowings outstanding during the twelve weeks ended July 16, 2011 compared to the comparable period in Fiscal 2010.

Interest expense for the twenty-eight weeks ended July 16, 2011 was $17.7 million, or 0.5% of net sales, as compared to $13.1 million, or 0.4% of net sales, for the comparable period in Fiscal 2010. The increase in interest expense as a percentage of sales is primarily a result of the amortization of the previously recorded losses in accumulated other comprehensive loss over the remaining life of our interest rate swaps and higher average borrowings outstanding during the twenty-eight weeks ended July 16, 2011 compared to the comparable period in Fiscal 2010. The swaps are associated with bank debt which we repaid near the beginning of our second quarter of Fiscal 2010.

Income Taxes

Income tax expense for the twelve weeks ended July 16, 2011 was $67.6 million, as compared to $61.8 million for the comparable period of Fiscal 2010. Our effective income tax rate was 37.4% and 38.0% for the twelve weeks ended July 16, 2011 and July 17, 2010, respectively.

Income tax expense for the twenty-eight weeks ended July 16, 2011 was $134.3 million, as compared to $129.1 million for the comparable period of Fiscal 2010. Our effective income tax rate was 37.6% and 38.0% for the twenty-eight weeks ended July 16, 2011 and July 17, 2010, respectively.

Net Income

Net income for the twelve weeks ended July 16, 2011 was $113.1 million, or $1.46 per diluted share, as compared to $100.9 million, or $1.16 per diluted share, for the comparable period of Fiscal 2010. As a percentage of net sales, net income for the twelve weeks ended July 16, 2011 was 7.6%, as compared to 7.1% for the comparable period of Fiscal 2010. The increase in diluted EPS was primarily driven by an increase in operating income and our repurchase of 11.0 million shares of our common stock over the last four fiscal quarters.

Net income for the twenty-eight weeks ended July 16, 2011 was $222.7 million, or $2.79 per diluted share, as compared to $210.3 million, or $2.34 per diluted share, for the comparable period of Fiscal 2010. As a percentage of net sales, net income for the twenty-eight weeks ended July 16, 2011 was 6.6%, as compared to 6.5% for the comparable period of Fiscal 2010. The increase in diluted EPS was primarily driven by our repurchase of 11.0 million shares of our common stock over the last four fiscal quarters and an increase in operating income.

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

At July 16, 2011, our cash and cash equivalents balance was $68.8 million, an increase of $9.6 million compared to January 1, 2011 (the end of Fiscal 2010). This increase in cash primarily resulted from cash inflow from operations partially offset by the purchase of property and equipment and the repurchase of shares of our common stock. Additional discussion of our cash flow results, including the comparison of the activity for the twenty-eight weeks ended July 16, 2011 to the comparable period of Fiscal 2010, is set forth in the Analysis of Cash Flows section.

At July 16, 2011, our outstanding indebtedness was $566.4 million, or $264.6 million higher when compared to January 1, 2011, and consisted of borrowings of $265.0 million under our revolving credit facility, $298.9 million under our senior unsecured notes, $2.2 million outstanding on an economic development note and $0.3 million outstanding under other financing arrangements. Additionally, we had $93.3 million in letters of credit outstanding, which reduced our total availability under the revolving credit facility to $391.7 million. The letters of credit serve as collateral for our self-insurance policies and routine purchases of imported merchandise.

Capital Expenditures

Our primary capital requirements have been the funding of our continued new store openings, maintenance of existing stores, the construction and upgrading of distribution centers, and the development of both proprietary and purchased information systems. Our capital expenditures were $151.6 million for the twenty-eight weeks ended July 16, 2011, or $52.3 million more than the twenty-eight weeks ended July 17, 2010. During the twenty-eight weeks ended July 16, 2011, we opened 56 AAP stores and 9 AI stores.

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

Stock Repurchase Program

Our stock repurchase program allows us to repurchase our common stock on the open market or in privately negotiated transactions from time to time in accordance with the requirements of the SEC. During the twelve weeks ended July 16, 2011, we repurchased 4.0 million shares of our common stock at an aggregate cost of $239.7 million, or an average price of $60.31 per share under our $500 million stock repurchase program authorized by our Board of Directors on February 8, 2011. During the twenty-eight weeks ended July 16, 2011, we repurchased $8.2 million shares of our common stock at an aggregate cost of $509.7 million, or an average price of $62.07 per share. At July 16, 2011, we had $111.9 million remaining under the $500 million stock repurchase program.

Additionally, we repurchased 2 thousand shares of our common stock at an aggregate cost of $98 thousand in connection with the net settlement of shares issued as a result of the vesting of restricted stock during the twelve weeks ended July 16, 2011. During the twenty-eight weeks ended July 16, 2011, we repurchased 72 thousand shares of our common stock at an aggregate cost of $4.5 million in connection with the net settlement of shares issued as a result of the vesting of restricted stock.

On August 9, 2011, our Board of Directors authorized a new $300 million stock repurchase program which will replace the $111.9 million remaining under our $500 million stock repurchase program.

Dividend

Since Fiscal 2006, our Board of Directors has declared quarterly dividends of $0.06 per share to stockholders of record. Subsequent to July 16, 2011, our Board of Directors declared a quarterly dividend of $0.06 per share to be paid on October 7, 2011 to all common stockholders of record as of September 23, 2011.

Analysis of Cash Flows

A summary and analysis of our cash flows for the twenty-eight week period ended July 16, 2011 as compared to the twenty-eight week period ended July 17, 2010 is included below.

	Twenty-Eight Week Periods Ended
	July 16, 2011	July 17, 2010
	(in millions)
Cash flows from operating activities	$469.6	$495.5
Cash flows from investing activities	(150.6)	(99.2)
Cash flows from financing activities	(309.4)	(335.5)
Net increase in cash and
cash equivalents	$9.6	$60.8

Operating Activities

For the twenty-eight weeks ended July 16, 2011, net cash provided by operating activities decreased $25.9 million to $469.6 million. This net decrease in operating cash flow was primarily due to a larger increase in inventory, net of accounts payable, partially offset by an increase in the provision for deferred income taxes. The increase in inventory as of the end of the second quarter of Fiscal 2011 compared to the comparable period of last year was primarily driven by our Superior Availability initiatives, lower than expected sales during the twenty-eight weeks ended July 16, 2011 and new store growth.

Investing Activities

For the twenty-eight weeks ended July 16, 2011, net cash used in investing activities increased by $51.3 million to $150.6 million. The increase in cash used was primarily due to an increase in IT and supply chain investments and an increase in routine spending on our existing stores.

3BUFinancing Activities

For the twenty-eight weeks ended July 16, 2011, net cash used in financing activities decreased by $26.1 million to $309.4 million. Cash flows from financing activities increased as a result of an increase of $167.2 million in net borrowings.

Cash flows from financing activities decreased as a result of:

•	a $71.8 million increase in the repurchase of common stock under our stock repurchase program; and

•	a $43.0 million decrease in financed vendor accounts payable.

Long-Term Debt

Bank Debt

On May 27, 2011, we entered into a new $750.0 million unsecured five-year revolving credit facility with our wholly-owned subsidiary, Advance Stores Company, Incorporated, or Stores, serving as the borrower. This new facility replaced our previous revolving credit facility. Proceeds from the new revolving credit facility were used to repay $165.0 million of principal outstanding on our previous revolving credit facility. In conjunction with this refinancing, we incurred $3.6 million of financing costs which we will amortize over the term of the new revolving credit facility. The revolving credit facility also provides for the issuance of letters of credit with a sub-limit of $300 million, and swingline loans in an amount not to exceed $50 million. We may request, subject to agreement by one or more lenders, that the total revolving commitment be increased by an amount not exceeding $250 million (up to a total commitment of $1 billion) during the term of the revolving credit facility. Voluntary prepayments and voluntary reductions of the revolving balance are permitted in whole or in part, at our option, in minimum principal amounts as specified in the revolving credit facility. The revolving credit facility matures on May 27, 2016.

As of July 16, 2011, we had $265.0 million outstanding under our revolving credit facility, and had letters of credit outstanding of $93.3 million, which reduced the availability under the revolving credit facility to $391.7 million. (The letters of credit generally have a term of one year or less.)

The interest rate on borrowings under the revolving credit facility is based, at our option, on an adjusted LIBOR rate, plus a margin, or an alternate base rate, plus a margin. The current margin is 1.5% and 0.5% per annum for the adjusted LIBOR and alternate base rate borrowings, respectively. A facility fee is charged on the total amount of the revolving credit facility, payable in arrears. The current facility fee rate is 0.25% per annum. Under the terms of the revolving credit facility, the interest rate and facility fee are based on our credit rating.

Our revolving credit facility contains covenants restricting our ability to, among other things:  (1) create, incur or assume additional debt, (2) incur liens or engage in sale-leaseback transactions, (3) make loans and investments (including acquisitions), (4) guarantee obligations, (5) engage in certain mergers and liquidations, (6) change the nature of our business and the business conducted by our subsidiaries, (7) enter into certain hedging transactions, and (8) change our status as a holding company. We are also required to comply with financial covenants with respect to a maximum leverage ratio and a minimum consolidated coverage ratio. We were in compliance with our covenants in place at July 16, 2011 and January 1, 2011, respectively. Our revolving credit facility also provides for customary events of default, covenant defaults and cross-defaults to its other material indebtedness.

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

As of July 16, 2011, we had a credit rating from Standard & Poor’s of BBB- and from Moody’s Investor Service of Baa3. The current outlooks by Standard & Poor’s and Moody’s are both stable. The current pricing grid used to determine our borrowing rate under our revolving credit facility is based on our credit ratings. If these credit ratings decline, our interest rate on outstanding balances may increase. Conversely, if these credit ratings improve, our interest rate may decrease. In addition, if our credit ratings decline, our access to financing may become more limited.

Off-Balance-Sheet Arrangements

As of July 16, 2011, we had no off-balance-sheet arrangements as defined in Regulation S-K Item 303 of the SEC regulations. We include other off-balance-sheet arrangements in our contractual obligations table including operating lease payments, interest payments on our revolving credit facility and letters of credit outstanding.

Contractual Obligations

As of July 16, 2011, there were no material changes to our outstanding contractual obligations as compared to our contractual obligations outstanding as of January 1, 2011. For information regarding our contractual obligations see “Contractual Obligations” in our 2010 Form 10-K.

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

As of July 16, 2011, we have $298.9 million of senior unsecured notes outstanding with an interest rate of 5.75% due in 2020 and $265.0 million outstanding on our revolving credit facility which matures in May 2016. As a result of our borrowings under our revolving credit facility, we may be exposed to cash flow risk due to changes in LIBOR.

Historically we have used interest rate swaps to mitigate the impact that movements in LIBOR would have on the interest from our bank debt. As we have paid off our bank debt, these interest rate swaps now present their own exposure to movements in LIBOR. The interest rate swaps outstanding as of July 16, 2011 mature in October 2011. We did not enter into any new interest rate swaps as part of the refinancing of our revolver in May 2011.

The table below presents principal cash flows and related weighted average interest rates on our interest rate swaps outstanding at July 16, 2011, by expected maturity dates. The table includes the impact of the anticipated average pay and receive rates of our interest rate swaps through their maturity dates. Expected maturity dates approximate contract terms. Weighted average variable rates are based on implied forward rates in the yield curve at July 16, 2011. Implied forward rates should not be considered a predictor of actual future interest rates.

	Remainder of Fiscal 2011	Fiscal 2012	Fiscal 2013	Fiscal 2014	Fiscal 2015	Thereafter	Total	Fair Market Liability
	(dollars in thousands)
Variable rate	$—	$—	$—	$—	$—	$265,000	$265,000	$—
Weighted average interest rate	1.0%	2.0%	2.4%	3.1%	3.9%	4.5%	2.8%	—
Interest rate swaps:
Variable to fixed(1)	$275,000	$—	$—	$—	—	—	275,000	$2,888
Weighted average pay rate	4.5%	—	—	—	—	—	4.5%	—
Weighted average receive rate	—	—	—	—	—	—	—	—

(1)	Amounts presented may not be outstanding for the entire year.

ITEM 4.	CONTROLS AND PROCEDURES

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended July 16, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

6BPART II.  OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth the information with respect to repurchases of our common stock for the quarter ended July 16, 2011 (amounts in thousands, except per share amounts):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs (2)

April 24, 2011 to May 21, 2011	661	$64.91	661	$308,685
May 22, 2011 to June 18, 2011	2,789	59.49	2,788	142,794
June 19, 2011 to July 16, 2011	525	58.91	525	111,880

Total	3,975	$60.31	3,974	$111,880

(1)
In addition to the shares of common stock we repurchased under our $500 million stock repurchase program, we repurchased 2 thousand shares of our common stock at an aggregate cost of $98 thousand in connection with the net settlement of shares issued as a result of the vesting of restricted stock during the twelve weeks ended July 16, 2011.

(2)
Excepted as noted in footnote 1 above, all of the above repurchases were made on the open market at prevailing market rates plus related expenses under our stock repurchase program, which authorized the repurchase of up to $500 million in common stock. Our stock repurchase program was authorized by our Board of Directors and publicly announced on February 8, 2011 and expired on August 9, 2011 when our Board of Directors authorized a new $300 million stock repurchase program.

ITEM 6.	EXHIBITS

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith
3.1	Restated Certificate of Incorporation of Advance Auto Parts, Inc. (“Advance Auto”).	10-Q	3.1	8/16/2004
3.2	Amended and Restated Bylaws of Advance Auto. (effective August 12, 2009).	8-K	3.2	8/17/2009
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS (1)	XBRL Instance Document
101.SCH (1)	XBRL Taxonomy Extension Schema Document
101.CAL (1)	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB (1)	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE (1)	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF (1)	XBRL Taxonomy Extension Definition Linkbase Document

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

ADVANCE AUTO PARTS, INC.

August 24, 2011	By:	/s/ Michael A. Norona
Michael A. Norona Executive Vice President and Chief Financial Officer

S-1

EXHIBIT INDEX

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith
3.1	Restated Certificate of Incorporation of Advance Auto Parts, Inc. (“Advance Auto”).	10-Q	3.1	8/16/2004
3.2	Amended and Restated Bylaws of Advance Auto. (effective August 12, 2009).	8-K	3.2	8/17/2009
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS (1)	XBRL Instance Document
101.SCH (1)	XBRL Taxonomy Extension Schema Document
101.CAL (1)	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB (1)	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE (1)	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF (1)	XBRL Taxonomy Extension Definition Linkbase Document

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