Form 10-Q
period 2011-10-08
ADVANCE AUTO PARTS INC
filed 2011-11-16
CIK 1158449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 8, 2011
OR
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

As of November 14, 2011, the registrant had outstanding 72,445,870 shares of Common Stock, par value $0.0001 per share (the only class of common stock of the registrant outstanding).

i

PART I.  FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF
ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
October 8, 2011, January 1, 2011 and October 9, 2010
(in thousands, except per share data)
(unaudited)

	October 8, 2011	January 1, 2011	October 9, 2010
Assets
Current assets:
Cash and cash equivalents	$65,929	$59,209	$194,502
Receivables, net	131,409	124,227	115,731
Inventories, net	2,109,721	1,863,870	1,839,498
Other current assets	67,063	76,965	51,931
Total current assets	2,374,122	2,124,271	2,201,662
Property and equipment, net of accumulated depreciation of $963,845, $927,564 and $906,296	1,191,453	1,143,170	1,104,380
Assets held for sale	707	1,472	1,472
Goodwill	51,378	34,387	34,387
Intangible assets, net	29,122	25,360	25,583
Other assets, net	31,286	25,557	26,841
	$3,678,068	$3,354,217	$3,394,325
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$949	$973	$1,176
Financed vendor accounts payable	—	31,648	50,310
Accounts payable	1,586,058	1,292,113	1,255,608
Accrued expenses	390,283	404,086	429,262
Other current liabilities	128,338	119,229	91,508
Total current liabilities	2,105,628	1,848,049	1,827,864
Long-term debt	599,438	300,851	301,043
Other long-term liabilities	195,376	165,943	123,380
Commitments and contingencies
Stockholders' equity:
Preferred stock, nonvoting, $0.0001 par value	—	—	—
Common stock, voting, $0.0001 par value	11	11	11
Additional paid-in capital	485,242	456,645	443,595
Treasury stock, at cost	(1,642,807)	(1,028,612)	(869,256)
Accumulated other comprehensive income (loss)	7,621	(1,597)	(2,080)
Retained earnings	1,927,559	1,612,927	1,569,768
Total stockholders' equity	777,626	1,039,374	1,142,038
	$3,678,068	$3,354,217	$3,394,325

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
For the Twelve and Forty Week Periods Ended
October 8, 2011 and October 9, 2010
(in thousands, except per share data)
(unaudited)

	Twelve Week Periods Ended		Forty Week Periods Ended
	October 8, 2011	October 9, 2010	October 8, 2011	October 9, 2010
Net sales	$1,464,988	$1,406,511	$4,842,890	$4,655,073
Cost of sales, including purchasing and warehousing costs	740,485	698,726	2,424,338	2,321,243
Gross profit	724,503	707,785	2,418,552	2,333,830
Selling, general and administrative expenses	546,683	560,563	1,865,828	1,832,834
Operating income	177,820	147,222	552,724	500,996
Other, net:
Interest expense	(8,150)	(7,002)	(25,876)	(20,134)
Other expense, net	(614)	(293)	(771)	(1,471)
Total other, net	(8,764)	(7,295)	(26,647)	(21,605)
Income before provision for income taxes	169,056	139,927	526,077	479,391
Provision for income taxes	63,503	52,329	197,834	181,451
Net income	$105,553	$87,598	$328,243	$297,940

Basic earnings per share	$1.43	$1.04	$4.27	$3.41
Diluted earnings per share	$1.41	$1.03	$4.19	$3.37

Average common shares outstanding	73,381	83,695	76,595	87,011
Average common shares outstanding - assuming dilution	74,730	84,802	78,058	87,953

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders' Equity
For the Forty Week Periods Ended
October 8, 2011 and October 9, 2010
(in thousands, except per share data)
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock, at cost		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount		Shares	Amount
Balance, January 1, 2011	—	$—	105,682	$11	$456,645	23,726	$(1,028,612)	$(1,597)	$1,612,927	$1,039,374
Net income									328,243	328,243
Changes in net unrecognized other postretirement benefit costs, net of $224 tax								(350)		(350)
Unrealized gain on hedge arrangement, net of $3,056 tax								4,759		4,759
Amortization of unrecognized losses on interest rate swaps, net of $3,644 tax								4,809		4,809
Comprehensive income										337,461
Issuance of shares upon the exercise of stock options			438		7,475					7,475
Tax benefit from share-based compensation					5,064					5,064
Issuance of restricted stock, net of forfeitures			3							—
Amortization of restricted stock balance					5,452					5,452
Share-based compensation					8,780					8,780
Stock issued under employee stock purchase plan			29		1,745					1,745
Treasury stock purchased						9,983	(614,195)			(614,195)
Cash dividends									(13,611)	(13,611)
Other					81					81
Balance, October 8, 2011	—	$—	106,152	$11	$485,242	33,709	$(1,642,807)	$7,621	$1,927,559	$777,626

Balance, January 2, 2010	—	$—	104,251	$10	$392,962	10,628	$(391,176)	$(6,699)	$1,287,268	$1,282,365
Net income									297,940	297,940
Changes in net unrecognized other postretirement benefit costs, net of $205 tax								(320)		(320)
Unrealized gain on hedge arrangement, net of $1,257 tax								4,939		4,939
Comprehensive income										302,559
Issuance of shares upon the exercise of stock options			1,078	1	31,565					31,566
Tax benefit from share-based compensation					1,732					1,732
Issuance of restricted stock, net of forfeitures			(10)							—
Amortization of restricted stock balance					6,890					6,890
Share-based compensation					8,851					8,851
Stock issued under employee stock purchase plan			32		1,520					1,520
Treasury stock purchased						10,707	(478,080)			(478,080)
Cash dividends									(15,440)	(15,440)
Other					75					75
Balance, October 9, 2010	—	$—	105,351	$11	$443,595	21,335	$(869,256)	$(2,080)	$1,569,768	$1,142,038

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows For the Forty Week Periods Ended October 8, 2011 and October 9, 2010 (in thousands) (unaudited)
	Forty Week Periods Ended
	October 8, 2011	October 9, 2010
Cash flows from operating activities:
Net income	$328,243	$297,940
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	134,480	125,441
Share-based compensation	14,232	15,741
Loss on property and equipment, net	3,357	4,782
Other	796	938
Provision for deferred income taxes	45,374	25,526
Excess tax benefit from share-based compensation	(5,099)	(3,965)
Net (increase) decrease in:
Receivables, net	(6,854)	(23,171)
Inventories, net	(245,851)	(207,631)
Other assets	17,715	10,790
Net increase in:
Accounts payable	293,609	289,334
Accrued expenses	14,720	58,164
Other liabilities	16,260	2,605
Net cash provided by operating activities	610,982	596,494
Cash flows from investing activities:
Purchases of property and equipment	(207,505)	(147,158)
Business acquisition, net of cash acquired	(18,170)	—
Proceeds from sales of property and equipment	1,114	197
Net cash used in investing activities	(224,561)	(146,961)
Cash flows from financing activities:
Decrease in bank overdrafts	(9,555)	(4,620)
(Decrease) increase in financed vendor accounts payable	(31,648)	18,218
Issuance of senior unsecured notes	—	298,761
Payment of debt related costs	(3,656)	(4,572)
Early extinguishment of debt	—	(200,000)
Borrowings under credit facilities	1,363,200	75,000
Payments on credit facilities	(1,064,000)	(75,000)
Dividends paid	(18,541)	(21,027)
Proceeds from the issuance of common stock, primarily exercise of stock options	9,301	33,160
Excess tax benefit from share-based compensation	5,099	3,965
Repurchase of common stock	(629,189)	(478,080)
Other	(712)	(854)
Net cash used in financing activities	(379,701)	(355,049)
Net increase in cash and cash equivalents	6,720	94,484
Cash and cash equivalents, beginning of period	59,209	100,018
Cash and cash equivalents, end of period	$65,929	$194,502

Advance Auto Parts, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows For the Forty Week Periods Ended October 8, 2011 and October 9, 2010 (in thousands) (unaudited)
	Forty Week Periods Ended
	October 8, 2011	October 9, 2010
Supplemental cash flow information:
Interest paid	$24,901	$15,090
Income tax payments, net	114,277	136,379
Non-cash transactions:
Accrued purchases of property and equipment	22,213	12,343
Contingent consideration accrued on acquisition	6,156	—
Changes in other comprehensive income	9,218	4,619

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 8, 2011 and October 9, 2010
(in thousands, except per share data)
(unaudited)

1.	Basis of Presentation:

The accompanying condensed consolidated financial statements include the accounts of Advance Auto Parts, Inc., its wholly owned subsidiary, Advance Stores Company, Incorporated ("Stores"), and its subsidiaries (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

The condensed consolidated balance sheets as of October 8, 2011, January 1, 2011 and October 9, 2010, the condensed consolidated statements of operations for the twelve and forty week periods ended October 8, 2011 and October 9, 2010, the condensed consolidated statements of changes in stockholders’ equity for the forty week periods ended October 8, 2011 and October 9, 2010 and the condensed consolidated statements of cash flows for the forty week periods ended October 8, 2011 and October 9, 2010, have been prepared by the Company. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position of the Company, the results of its operations and cash flows have been made.

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

New Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board, or FASB, issued ASU No. 2011-08 “Intangible-Goodwill and Other – Testing Goodwill for Impairment”. ASU 2011-08 modifies the impairment test for goodwill and indefinite lived intangibles so that the fair value of a reporting unit is no longer required to be calculated unless the Company believes, based on qualitative factors, that it is more likely than not that the reporting unit's or indefinite lived intangible asset's fair value is less than the carrying value. ASU 2011-8 is effective for fiscal years beginning after December 15, 2011. The adoption of ASU 2011-08 is not expected to have a material impact on the Company’s condensed consolidated financial statements.

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

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 8, 2011 and October 9, 2010
(in thousands, except per share data)
(unaudited)

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

Inventories are stated at the lower of cost or market. The Company used the LIFO method of accounting for approximately 95% of inventories at October 8, 2011, January 1, 2011 and October 9, 2010. Under LIFO, the Company’s cost of sales reflects the costs of the most recently purchased inventories, while the inventory carrying balance represents the costs for inventories purchased in Fiscal 2011 and prior years. As a result of utilizing LIFO, the Company recorded an increase to cost of sales of $16,741 for the forty weeks ended October 8, 2011 due to an increase in supply chain costs and inflationary pressures affecting certain product categories. The Company recorded a reduction to cost of sales of $33,408 for the forty weeks ended October 9, 2010. Prior to Fiscal 2011, the Company’s overall costs to acquire inventory for the same or similar products generally decreased historically as the Company has been able to leverage its continued growth, execution of merchandise strategies and realization of supply chain efficiencies.

An actual valuation of inventory under the LIFO method is performed by the Company at the end of each fiscal year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected fiscal year-end inventory levels and costs.

Inventory balances at October 8, 2011, January 1, 2011 and October 9, 2010 were as follows:

	October 8, 2011	January 1, 2011	October 9, 2010
Inventories at FIFO, net	$1,999,651	$1,737,059	$1,708,833
Adjustments to state inventories at LIFO	110,070	126,811	130,665
Inventories at LIFO, net	$2,109,721	$1,863,870	$1,839,498

3.	Goodwill and Intangible Assets:

Goodwill

The Company has goodwill recorded in both the Advance Auto Parts ("AAP") and Autopart International ("AI") segments. The following table reflects the carrying amount of goodwill pertaining to the Company's two segments and the changes in goodwill carrying amounts.

	AAP Segment	AI Segment	Total
Balance at January 1, 2011	$16,093	$18,294	$34,387
Fiscal 2011 activity	16,991	—	16,991
Balance at October 8, 2011	$33,084	$18,294	$51,378

Balance at January 2, 2010	$16,093	$18,294	$34,387
Fiscal 2010 activity	—	—	—
Balance at October 8, 2010	$16,093	$18,294	$34,387

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 8, 2011 and October 9, 2010
(in thousands, except per share data)
(unaudited)

The Company's increase to its goodwill balance for the twelve and forty weeks ended October 8, 2011 was related to the acquisition of a technology company in support of the Company's e-commerce strategy.

Intangible Assets Other Than Goodwill

The gross and net carrying amounts of acquired intangible assets as of October 8, 2011, January 1, 2011 and October 9, 2010 are comprised of the following:

	Acquired intangible assets
	Subject to Amortization			Not Subject to Amortization
	Customer Relationships	Acquired Technology	Other	Trademark and Tradenames	Intangible Assets (excluding goodwill)
Gross:
Gross carrying amount at January 1, 2011	$9,800	$—	$885	$20,550	$31,235
Additions	—	4,750	—	—	4,750
Gross carrying amount at October 8, 2011	$9,800	$4,750	$885	$20,550	$35,985

Gross carrying amount at January 2, 2010	$9,800	$—	$885	$20,550	$31,235
Additions	—	—	—	—	—
Gross carrying amount at October 9, 2010	$9,800	$—	$885	$20,550	$31,235

Net:
Net carrying amount at January 1, 2011	$4,578	$—	$232	$20,550	$25,360
Additions	—	4,750	—	—	4,750
2011 amortization	738	244	6	—	988
Net book value at October 8, 2011	$3,840	$4,506	$226	$20,550	$29,122

Net carrying amount at January 2, 2010	$5,543	$—	$326	$20,550	$26,419
Additions	—	—	—	—	—
2010 amortization	738	—	98	—	836
Net book value at October 9, 2010	$4,805	$—	$228	$20,550	$25,583

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 8, 2011 and October 9, 2010
(in thousands, except per share data)
(unaudited)

Future Amortization Expense

The table below shows expected amortization expense for the next five years for acquired intangible assets recorded as of October 8, 2011:

Fiscal Year	Amount
Remainder of 2011	$588
2012	2,550
2013	2,550
2014	1,942
2015	751

4.	Long-term Debt:

Long-term debt consists of the following:

	October 8, 2011	January 1, 2011	October 9, 2010
Revolving Credit Facility at variable interest rates (1.81% at October 8, 2011) due May 27, 2016	$299,200	$—	$—
5.75% Senior Unsecured Notes (net of unamortized discount of $1,101, $1,176 and $1,198 at October 8, 2011, January 1, 2011 and October 9, 2010, respectively) due May 1, 2020	298,899	298,824	298,802
Other	2,288	3,000	3,417
	600,387	301,824	302,219
Less: Current portion of long-term debt	(949)	(973)	(1,176)
Long-term debt, excluding current portion	$599,438	$300,851	$301,043

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

As of October 8, 2011, the Company had $299,200 outstanding under its revolving credit facility, and had letters of credit outstanding of $96,154, which reduced the availability under the revolving credit facility to $354,646. (The letters of credit generally have a term of one year or less.)

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

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 8, 2011 and October 9, 2010
(in thousands, except per share data)
(unaudited)

The Company’s revolving credit facility contains covenants restricting its ability to, among other things:  (1) create, incur or assume additional debt, (2) incur liens or engage in sale-leaseback transactions, (3) make loans and investments (including acquisitions), (4) guarantee obligations, (5) engage in certain mergers and liquidations, (6) change the nature of the Company’s business and the business conducted by its subsidiaries, (7) enter into certain hedging transactions, and (8) change Advance’s status as a holding company. The Company is also required to comply with financial covenants with respect to a maximum leverage ratio and a minimum consolidated coverage ratio. The Company was in compliance with its covenants in place at October 8, 2011 and January 1, 2011, respectively. The Company’s revolving credit facility also provides for customary events of default, covenant defaults and cross-defaults to its other material indebtedness.

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

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 8, 2011 and October 9, 2010
(in thousands, except per share data)
(unaudited)

5.	Derivative Instruments and Hedging Activities:

The Company had previously entered into interest rate swap agreements as a hedge to the variable rate interest payments on its bank debt.  Effective April 24, 2010, the Company’s outstanding interest rate swaps no longer qualified for hedge accounting as a result of the Company’s intent to pay off its bank debt with the proceeds from the offering of the Notes. Accordingly, the Company has recorded all subsequent changes in the fair value of the interest rate swaps through earnings and amortized to interest expense the remaining balance of previously recorded unrecognized loss in accumulated other comprehensive loss over the remaining life of the swaps which matured on October 5, 2011.

On September 22, 2011, the Company executed two forward treasury rate locks that mature on December 7, 2011 for a notional amount totaling $300,000. The average rate under the treasury locks was 1.85%. These agreements, which are derivative instruments, have been designated as cash flow hedges to offset the Company's exposure to increases in the underlying U.S. Treasury benchmark rate. This rate is expected to be used to establish the fixed interest rate for debt that the Company anticipates issuing. The actual coupon rate of the debt will be comprised of the underlying U.S. Treasury benchmark rate, plus a credit spread premium at the date of issuance.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the condensed consolidated balance sheet as of October 8, 2011, January 1, 2011 and October 9, 2010:

	Balance Sheet Location	Fair Value as of October 8, 2011	Fair Value as of January 1, 2011	Fair Value as of October 9, 2010
Derivatives designated as hedging instruments:
Treasury rate locks	Other current assets	$7,815	$—	$—
Interest rate swaps	Accrued expenses	—	9,321	12,281
Interest rate swaps	Other long-term liabilities	—	—	—
		$7,815	$9,321	$12,281

The table below presents the effect of the Company’s derivative financial instruments on the statement of operations for the twelve and forty weeks ended October 8, 2011 and October 9, 2010, respectively:

Interest rate swaps	Amount of Gain or (Loss) Recognized in OCI on Derivative, net of tax (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income, net of tax (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative, net of tax (Ineffective Portion and Amount Excluded from Effectiveness Testing)
For the Twelve Weeks Ended October 8, 2011:	$4,759	Interest expense	$(1,353)	Other (expense) income, net	$68
For the Twelve Weeks Ended October 9, 2010:	$—	Interest expense	$(2,481)	Other (expense) income, net	$(552)
For the Forty Weeks Ended October 8, 2011	$4,759	Interest expense	$(4,809)	Other (expense) income, net	$(132)
For the Forty Weeks Ended October 9, 2010	$597	Interest expense	$(6,577)	Other (expense) income, net	$(1,216)

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 8, 2011 and October 9, 2010
(in thousands, except per share data)
(unaudited)

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

The following table sets forth the Company’s financial liabilities that were measured at fair value on a recurring basis as of October 8, 2011, January 1, 2011 and October 9, 2010:

		Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
As of October 8, 2011

Treasury rate locks	$7,815	$—	$7,815	$—
Contingent consideration related to business acquisition	6,156	—	—	6,156

As of January 1, 2011

Interest rate swaps	$9,321	$—	$9,321	$—

As of October 9, 2010

Interest rate swaps	$12,281	$—	$12,281	$—

The fair values of the Company’s treasury rate locks and interest rate swaps represent the estimated amounts that the Company would receive or pay to terminate the agreements taking into consideration the difference between the contract rate of interest and rates currently quoted for agreements of similar terms and maturities (based on the forward yield curve). The fair value of the contingent consideration, which is recorded in Accrued expenses, was based on various estimates including the Company's estimate of the probability of achieving the targets and the time value of money. There were no changes in the fair value of the contingent consideration during the period.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 8, 2011 and October 9, 2010
(in thousands, except per share data)
(unaudited)

The carrying amount of the Company’s cash and cash equivalents, accounts receivable, bank overdrafts, financed vendor accounts payable, accounts payable, accrued expenses and current portion of long term debt approximate their fair values due to the relatively short term nature of these instruments. As of October 8, 2011, January 1, 2011 and October 9, 2010, the fair value of the Company’s long-term debt with a carrying value of $599,438, $300,851 and $301,043, respectively, was approximately $618,539, $316,000 and $337,221, respectively. The fair value of the Company’s senior unsecured notes was determined based on quoted market prices. The Company believes that the carrying value of its other long-term debt and certain long-term liabilities approximate fair value.

Non-Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). At October 8, 2011, the Company had no significant non-financial assets or liabilities that had been adjusted to fair value subsequent to initial recognition.

7.	Stock Repurchase Program:

The Company’s stock repurchase program allows it to repurchase its common stock on the open market or in privately negotiated transactions from time to time in accordance with the requirements of the SEC. During the twelve weeks ended October 8, 2011, the Company repurchased 1,700 shares of its common stock at an aggregate cost of $99,968, or an average price of $58.81 per share under its $300,000 stock repurchase program authorized by its Board of Directors on August 9, 2011. During the forty weeks ended October 8, 2011, the Company repurchased 9,912 shares of its common stock at an aggregate cost of $609,650, or an average price of $61.51 per share. At October 8, 2011, the Company had $200,032 remaining under the $300,000 stock repurchase program.

Additionally, the Company repurchased 1 share of its common stock at an aggregate cost of $44, or an average price of $55.41 per share, in connection with the net settlement of shares issued as a result of the vesting of restricted stock during the twelve weeks ended October 8, 2011. During the forty weeks ended October 8, 2011, the Company repurchased 73 shares of its common stock at an aggregate cost of $4,500, or an average price of $61.99 per share, in connection with the net settlement of shares issued as a result of the vesting of restricted stock.

During the twelve weeks ended October 9, 2010, the Company repurchased 381 shares of its common stock at an aggregate cost of $20,664, or an average price of $54.18 per share, under its $300,000 stock repurchase program, authorized by its Board of Directors on August 10, 2010. During the forty weeks ended October 9, 2010, the Company repurchased 10,660 shares of its common stock at an aggregate cost of $476,140, or an average price of $44.66 per share.

Additionally, the Company repurchased 1 share of its common stock at an aggregate cost of $44, or an average price of $56.56 per share, in connection with the net settlement of shares issued as a result of the vesting of restricted stock during the twelve weeks ended October 9, 2010. During the forty weeks ended October 9, 2010, the Company repurchased 47 shares of its common stock at an aggregate cost of $1,940, or an average price of $40.91 per share, in connection with the net settlement of shares issued as a result of the vesting of restricted stock.

8.	Earnings per Share:

Certain of the Company’s shares granted to employees in the form of restricted stock are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per share. For the twelve week periods ended October 8, 2011 and October 9, 2010, earnings of $276 and $386, respectively, were allocated to the participating securities. For the forty week periods ended October 8, 2011 and October 9, 2010, earnings of $924 and $1,369, respectively, were allocated to the participating securities.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 8, 2011 and October 9, 2010
(in thousands, except per share data)
(unaudited)

Diluted earnings per share are calculated by including the effect of dilutive securities. Share-based awards to purchase approximately 52 and 7 shares of common stock that had an exercise price in excess of the average market price of the common stock during the twelve week periods ended October 8, 2011 and October 9, 2010, respectively, were not included in the calculation of diluted earnings per share because they were anti-dilutive. Share-based awards to purchase approximately 51 and 48 shares of common stock that had an exercise price in excess of the average market price of the common stock during the forty week periods ended October 8, 2011 and October 9, 2010, respectively, were not included in the calculation of diluted earnings per share because they are anti-dilutive.

The following table illustrates the computation of basic and diluted earnings per share for the twelve and forty week periods ended October 8, 2011 and October 9, 2010, respectively:

	Twelve Weeks Ended		Forty Weeks Ended
	October 8, 2011	October 9, 2010	October 8, 2011	October 9, 2010
Numerator
Net income applicable to common shares	$105,553	$87,598	$328,243	$297,940
Participating securities' share in earnings	(276)	(386)	(924)	(1,369)
Net income applicable to common shares	$105,277	$87,212	$327,319	$296,571
Denominator
Basic weighted average common shares	73,381	83,695	76,595	87,011
Dilutive impact of share-based awards	1,349	1,107	1,463	942
Diluted weighted average common shares	74,730	84,802	78,058	87,953

Basic earnings per common share
Net income applicable to common stockholders	$1.43	$1.04	$4.27	$3.41
Diluted earnings per common share
Net income applicable to common stockholders	$1.41	$1.03	$4.19	$3.37

9.	Warranty Liabilities:

The following table presents changes in the Company’s warranty reserves:

	October 8, 2011	January 1, 2011	October 9, 2010
	(40 weeks ended)	(52 weeks ended)	(40 weeks ended)
Warranty reserve, beginning of period	$36,352	$30,387	$30,387
Additions to warranty reserves	31,384	45,741	31,533
Reserves utilized	(29,609)	(39,776)	(28,260)

Warranty reserve, end of period	$38,127	$36,352	$33,660

The Company’s warranty liabilities are included in Accrued expenses in its condensed consolidated financial balance sheets.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 8, 2011 and October 9, 2010
(in thousands, except per share data)
(unaudited)

10.	Segment and Related Information:

The Company has the following two reportable segments: AAP and AI. The AAP segment is comprised of 3,442 stores as of October 8, 2011, which operated in the United States, Puerto Rico and the Virgin Islands under the trade names “Advance Auto Parts,” “Advance Discount Auto Parts” and “Western Auto.” These stores offer a broad selection of brand name and proprietary automotive replacement parts, accessories and maintenance items for domestic and imported cars and light trucks. The AAP segment also includes the Company's e-commerce operations.

The AI segment consists solely of the operations of Autopart International, and operates stores under the “Autopart International” trade name. AI mainly serves the Commercial market from its 203 stores as of October 8, 2011 located in the Northeastern and Mid-Atlantic regions of the United States and Florida. In addition, its North American Sales Division services warehouse distributors and jobbers throughout North America.

The Company evaluates each of its segment’s financial performance based on net sales and operating profit for purposes of allocating resources and assessing performance. The accounting policies of the reportable segments are generally the same as those used by the Company.

The following table summarizes financial information for each of the Company's business segments for the twelve and forty weeks ended October 8, 2011 and October 9, 2010, respectively.

	Twelve Week Periods Ended		Forty Week Periods Ended
	October 8, 2011	October 9, 2010	October 8, 2011	October 9, 2010
Net sales
AAP	$1,394,916	$1,346,581	$4,618,556	$4,474,637
AI	73,604	63,517	236,459	191,628
Eliminations (1)	(3,532)	(3,587)	(12,125)	(11,192)
Total net sales	$1,464,988	$1,406,511	$4,842,890	$4,655,073

Income before provision for income taxes
AAP	$164,586	$137,574	$515,029	$473,848
AI	4,470	2,353	11,048	5,543
Total income before provision for income taxes	$169,056	$139,927	$526,077	$479,391

Provision for income taxes
AAP	$61,684	$51,386	$193,319	$179,396
AI	1,819	943	4,515	2,055
Total provision for income taxes	$63,503	$52,329	$197,834	$181,451

Segment assets
AAP	$3,414,516	$3,184,812	$3,414,516	$3,184,812
AI	263,552	209,513	263,552	209,513
Total segment assets	$3,678,068	$3,394,325	$3,678,068	$3,394,325

(1)
For the twelve weeks ended October 8, 2011, eliminations represented net sales of $1,867 from AAP to AI and $1,665 from AI to AAP. For the twelve weeks ended October 9, 2010, eliminations represented net sales of $1,703 from AAP to AI and $1,884 from AI to AAP. For the forty weeks ended October 8, 2011, eliminations represented net sales of $6,574 from AAP to AI and $5,551 from AI to AAP. For the forty weeks ended October 9, 2010, eliminations represented net sales of $5,153 from AAP to AI and $6,039 from AI to AAP.

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

Introduction

We are a leading specialty retailer of automotive aftermarket parts, accessories, batteries and maintenance items primarily operating within the United States. Our stores carry an extensive product line for cars, vans, sport utility vehicles and light trucks. We serve both "do-it-yourself," or DIY, and “do-it-for-me,” or Commercial, customers. Our Commercial customers consist primarily of delivery customers for whom we deliver product from our store locations to our Commercial customers’ places of business, including independent garages, service stations and auto dealers. At October 8, 2011, we operated a total of 3,645 stores.

We operate in two reportable segments: Advance Auto Parts, or AAP, and Autopart International, Inc., or AI. The AAP segment is comprised of our store operations within the Northeastern, Southeastern and Midwestern regions of the United States, Puerto Rico and the Virgin Islands which operate under the trade names “Advance Auto Parts,” “Advance Discount Auto Parts” and “Western Auto.” At October 8, 2011, we operated 3,442 stores in the AAP segment. Our AAP stores offer a broad selection of brand name and proprietary automotive replacement parts, accessories and maintenance items for domestic and imported cars and light trucks. The AAP segment also includes our e-commerce operations.

At October 8, 2011, we operated 203 stores in the AI segment under the “Autopart International” trade name. AI’s business primarily serves the Commercial market from its store locations in the Northeastern and Mid-Atlantic regions of the United States and Florida. In addition, its North American Sales Division services warehouse distributors and jobbers throughout North America. For additional information regarding our segments, see Note 10, Segments and Related Information, of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Management Overview

We generated earnings per diluted share, or diluted EPS, of $1.41 during our twelve weeks ended October 8, 2011 (“third quarter of Fiscal 2011”) compared to $1.03 for the comparable period of Fiscal 2010. The increase in our diluted EPS was driven by an increase in our operating income and the repurchase of shares of our common stock. Our overall financial results have steadily improved throughout Fiscal 2011 with the largest increase in profitability occurring during the third quarter primarily due to the significant decrease, or leverage, of our selling, general and administrative expense, or SG&A, rate. We believe our strong financial results have been driven by favorable industry dynamics, adjustments we made earlier in the year to slow the pace and breadth of change from the implementation of our strategic initiatives and the benefits from the investments we have made over the last several years to support our Service Leadership and Superior Availability strategies.

Contributing to our favorable operating income results during the third quarter was less SG&A expense partially offset by a decrease in our gross profit rate compared to the comparable period of Fiscal 2010. Our SG&A rate decreased as a result of less incentive compensation, productivity improvements from our new variable store labor model, which enables us to better staff our stores to customer demand, and a focused reduction in support and discretionary expenses partially offset by increased costs associated with initiatives under our two key strategies. The decrease in our gross profit rate during the third quarter compared to the comparable period in Fiscal 2010 was due to a number of internal and external factors, including higher shrink expense, additional supply chain costs associated with our supply chain investments and higher fuel prices and commodity price inflation combined with the timing of retail price changes.

Although our operating cash flow through the third quarter of Fiscal 2011 was less than the comparable period last year, we used available cash and borrowings to repurchase shares of our common stock and invest in capital improvements and initiatives to support our strategies.  As discussed in the Business Update below, we remain committed to investing in our two key strategies. However, we have adapted the pace of change in response to our year-to-date performance in Fiscal 2011 and overall economic uncertainties.

Summary of Third Quarter Financial Results

A high-level summary of our financial results for the third quarter of Fiscal 2011 is included below:

•
Net sales during the third quarter of Fiscal 2011 increased 4.2% to $1,465.0 million as compared to the third quarter of Fiscal 2010, driven by the addition of 105 net new stores over the past 12 months and a 2.2% increase in comparable store sales.

•
Our operating income increased $30.6 million for the third quarter of Fiscal 2011 over the comparable period of Fiscal 2010 and increased as a percentage of total sales by 167 basis points due to the leverage of our SG&A rate partially offset by a lower gross profit rate.

•	Our inventory balance as of October 8, 2011 increased $270.2 million, or 14.7%, over the comparable period last year primarily driven by our Superior Availability initiatives and new store growth.

•
We generated operating cash flow of $611.0 million during the the forty weeks ended October 8, 2011, an increase of 2.4% over the comparable period in Fiscal 2010 primarily due to the increase in our net income and provision for deferred income taxes partially offset by an increase in our inventory and other working capital balances.

•	We used available cash and borrowings to repurchase 1.7 million shares of our common stock under our stock repurchase program at a cost of $100.0 million during the third quarter of Fiscal 2011.

Refer to the Results of Operations and Liquidity sections for further details of our income statement and cash flow results, respectively.

Business Update

In Fiscal 2011, we have increased our focus on differentiating Advance from our competition through our commitment to exceptional service which is reflected in our new customer promise – service is our best part – and the simplification of our previous four key strategies into two strategies – Service Leadership and Superior Availability. Through these two key strategies, we believe we can continue to build on the initiatives discussed below and produce favorable financial results over the long-term.

Our Commercial sales, as a percentage of total sales, increased to 37% for the third quarter of 2011 as compared to 34% for the same period in Fiscal 2010.  Since 2008 we have completed incremental investments in additional parts professionals, delivery trucks and drivers in approximately 50% of our AAP stores with Commercial programs. We have decelerated the pace of these investments during Fiscal 2011 as we have increased our focus on Service Leadership and specifically in those areas we believe have a direct impact on customer satisfaction for both our Commercial and DIY customers such as labor scheduling, training, commercial delivery execution and increased advertising. On an ongoing basis, we closely monitor independent customer satisfaction scores for both Commercial and DIY customers as a measure of customer service and product availability. Our e-commerce operations continue to supplement our store sales growth through an increase in DIY sales from our AdvanceAutoParts.com website and more recently through the added capability for our Commercial customers to order product on-line.

Our Commercial and DIY sales have benefited from our added parts availability and merchandising initiatives. We continue to expand our supply chain network to increase our ability to get the right product to our customers. We upgraded the inventory levels in 116 of our stores during the third quarter and have added 79 stores to our HUB store network since the third quarter of last year bringing the total number of HUBs to 252. Our HUB stores stock a wider selection and greater supply of inventory and provide same-day delivery to our other stores in their respective areas. We plan to open our tenth distribution center in Remington, Indiana during the second quarter of fiscal 2012. This new facility will provide productivity improvements resulting from the added capacity and a more advanced distribution system. We continue to increase the amount of product we source globally, which we believe will improve our gross profit across numerous product categories and allow us to more quickly source the products our customers need.

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

 Automotive Aftermarket Industry

The automotive aftermarket industry remains strong despite volatility in the overall economic environment. Favorable industry dynamics include:

•	increase in number and average age of vehicles;

•	lower new car sales versus the five-year average;

•	long-term expectation that miles driven will increase based on historical trends; and

•	fragmented commercial market.

Conversely, there are a number of factors which are negatively affecting the automotive aftermarket industry and include:

•	higher gas prices;

•	near-term downward trend in miles driven; and

•	overall reduction in discretionary spending on elective maintenance and other accessories.

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

Consolidated Operating Results and Key Statistics and Metrics

The following table highlights certain consolidated operating results and key statistics and metrics for the twelve and forty weeks ended October 8, 2011 and October 9, 2010, respectively, and fiscal years ended January 1, 2011 and January 2, 2010. We use these key statistics and metrics to measure the financial progress of our key strategies.

	Twelve Weeks Ended		Forty Weeks Ended
	October 8, 2011	October 9, 2010	October 8, 2011	October 9, 2010	FY 2010	FY 2009
Operating Results:
Total net sales (in 000s)	$1,464,988	$1,406,511	$4,842,890	$4,655,073	$5,925,203	$5,412,623
Comparable store sales growth (1)	2.2%	9.9%	2.0%	7.8%	8.0%	5.3%
Gross profit	49.5%	50.3%	49.9%	50.1%	50.0%	48.9%
SG&A	37.3%	39.9%	38.5%	39.4%	40.1%	40.5%
Operating profit	12.1%	10.5%	11.4%	10.8%	9.9%	8.4%
Diluted earnings per share	$1.41	$1.03	$4.19	$3.37	$3.95	$2.83

Key Statistics and Metrics:
Number of stores, end of period	3,645	3,540	3,645	3,540	3,563	3,420
Total store square footage, end of period (in 000s)	26,533	25,809	26,533	25,809	25,950	24,973
Total Team Members, end of period	52,386	50,605	52,386	50,605	51,017	48,771
Average net sales per store (in 000s)(2)(3)	$1,702	$1,667	$1,702	$1,667	$1,697	$1,595
Operating income per store (in 000s)(2)(4)	$177	$160	$177	$160	$168	$134
Gross margin return on inventory (2)(5)	$5.76	$4.89	$5.76	$4.89	$5.05	$3.98

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

(4)
Operating income per store is calculated as operating income divided by the average of beginning and ending total store count for the respective period. Excluding the impact of store divestitures in Fiscal 2009, operating income per store in the third quarter of Fiscal 2010 was $162. Operating income per store for Fiscal 2009 was $142 excluding the $26,100 impact of store divestitures from operating income.

(5)	Gross margin return on inventory is calculated as gross profit divided by an average of beginning and ending inventory, net of accounts payable and financed vendor accounts payable.

Store Development by Segment

The following table sets forth the total number of new, closed and relocated stores and stores with Commercial delivery programs during the twelve and forty weeks ended October 8, 2011 and October 9, 2010 by segment. We lease approximately 79% of our AAP stores. We lease 100% of our AI stores. All of our AI stores have Commercial delivery programs.

AAP
	Twelve Weeks Ended		Forty Weeks Ended
	October 8, 2011	October 9, 2010	October 8, 2011	October 9, 2010
Number of stores at beginning of period	3,424	3,316	3,369	3,264
New stores	20	33	76	87
Closed stores	(2)	—	(3)	(2)
Number of stores, end of period	3,442	3,349	3,442	3,349
Relocated stores	—	—	4	4
Stores with commercial delivery programs	3,099	2,991	3,099	2,991

AI
	Twelve Weeks Ended		Forty Weeks Ended
	October 8, 2011	October 9, 2010	October 8, 2011	October 9, 2010
Number of stores at beginning of period	203	181	194	156
New stores	—	10	9	35
Closed stores	—	—	—	—
Number of stores, end of period	203	191	203	191
Relocated stores	—	—	2	3
Stores with commercial delivery programs	203	191	203	191

During Fiscal 2011, we anticipate adding approximately 100 AAP stores and 10 AI stores, respectively, and closing approximately 10 total stores.

Critical Accounting Policies

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Our discussion and analysis of the financial condition and results of operations are based on these financial statements. The preparation of these financial statements requires the application of accounting policies in addition to certain estimates and judgments by our management. Our estimates and judgments are based on currently available information, historical results and other assumptions we believe are reasonable. Actual results could differ materially from these estimates. During the twelve and forty weeks ended October 8, 2011, we consistently applied the critical accounting policies discussed in our 2010 Form 10-K. For a complete discussion regarding these critical accounting policies, refer to the 2010 Form 10-K.

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

Results of Operations

The following table sets forth certain of our operating data expressed as a percentage of net sales for the periods indicated.

	Twelve Week Periods Ended (unaudited)		Forty Week Periods Ended (unaudited)
	October 8, 2011	October 9, 2010	October 8, 2011	October 9, 2010
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales, including purchasing and warehousing costs	50.5	49.7	50.1	49.9
Gross profit	49.5	50.3	49.9	50.1
Selling, general and administrative expenses	37.3	39.9	38.5	39.4
Operating income	12.1	10.5	11.4	10.8
Interest expense	(0.6)	(0.5)	(0.5)	(0.4)
Other expense, net	0.0	0.0	0.0	0.0
Provision for income taxes	4.3	3.7	4.1	3.9
Net income	7.2%	6.2%	6.8%	6.4%

Twelve and Forty Weeks Ended October 8, 2011 Compared to Twelve and Forty Weeks Ended October 9, 2010

Net Sales

Net sales for the twelve weeks ended October 8, 2011 were $1,465.0 million, an increase of $58.5 million, or 4.2%, as compared to net sales for the twelve weeks ended October 9, 2010. This growth was primarily due to sales from new AAP and AI stores opened within the last four fiscal quarters and an increase in comparable store sales.

For the twelve weeks ended October 8, 2011, AAP produced net sales of $1,394.9 million, an increase of $48.3 million, or 3.6%, as compared to net sales for the twelve weeks ended October 9, 2010. The AAP comparable store sales increase of 1.9% was driven by an increase in average sales per customer. For the twelve weeks ended October 8, 2011, AI produced net sales of $73.6 million, an increase of $10.1 million, or 15.9%, as compared to net sales for the twelve weeks ended October 9, 2010.

	Twelve Weeks Ended
	October 8, 2011			October 9, 2010
	AAP	AI	Total	AAP	AI	Total
Comp Store Sales %	1.9%	7.8%	2.2%	10.0%	6.5%	9.9%
Net Stores Opened in last twelve months	93	12	105	82	40	122

Net sales for the forty weeks ended October 8, 2011 were $4,842.9 million, an increase of $187.8 million, or 4.0%, as compared to net sales for the forty weeks ended October 9, 2010. This growth was primarily due to sales from new AAP and AI stores opened within the last four fiscal quarters and an increase in comparable store sales.

For the forty weeks ended October 8, 2011, AAP produced net sales of $4,618.6 million, an increase of $143.9 million, or 3.2%, as compared to net sales for the forty weeks ended October 9, 2010. The AAP comparable store sales increase of 1.7% was driven by an increase in average sales per customer. For the forty weeks ended October 8, 2011, AI produced net sales of $236.5 million, an increase of $44.8 million, or 23.4%, as compared to net sales for the forty weeks ended October 9, 2010.

	Forty Weeks Ended
	October 8, 2011			October 9, 2010
	AAP	AI	Total	AAP	AI	Total
Comp Store Sales %	1.7%	9.4%	2.0%	7.9%	4.5%	7.8%
Net Stores Opened in last twelve months	93	12	105	82	40	122

Gross Profit

Gross profit for the twelve weeks ended October 8, 2011 was $724.5 million, or 49.5% of net sales, as compared to $707.8 million, or 50.3% of net sales, for the comparable period of last year, representing a decrease of 87 basis points. This decrease in gross profit as a percentage of net sales was driven by increased shrink expense, supply chain expense deleverage due to investments in HUBs and higher fuel costs and commodity price inflation combined with the timing of retail price changes. We have balanced the increase in the cost of certain product categories with changes to our retail prices based on market pressures from overall competition and general economic conditions.

Gross profit for the forty weeks ended October 8, 2011 was $2,418.6 million, or 49.9% of net sales, as compared to $2,333.8 million, or 50.1% of net sales, for the comparable period of last year, representing a decrease of 19 basis points. This decrease in gross profit as a percentage of net sales was driven by increased shrink expense, supply chain expense deleverage due to investments in HUBs and higher fuel costs and commodity price inflation partially offset by improved merchandising and pricing capabilities (such as global sourcing and price optimization) and improved parts availability.

SG&A

SG&A expenses for the twelve weeks ended October 8, 2011 were $546.7 million, or 37.3% of net sales, as compared to $560.6 million, or 39.9% of net sales, for the comparable period of last year, representing a decrease of 254 basis points. This decrease as a percentage of sales was primarily due to less incentive compensation as a result of lower comparable store sales growth compared to last year, store labor leverage resulting from productivity improvements resulting from our new variable customer driven labor model and a decrease in support and discretionary expenses. Partially offsetting this decrease were increased strategic investments in areas such as e-commerce and Commercial which support our Service Leadership and Superior Availability strategies.

SG&A expenses for the forty weeks ended October 8, 2011 were $1,865.8 million, or 38.5% of net sales, as compared to $1,832.8 million, or 39.4% of net sales, for the comparable period of last year, representing a decrease of 85 basis points. This decrease as a percentage of net sales was primarily due to less incentive compensation and store labor leverage partially offset by increased advertising and strategic investments in support of our Service Leadership and Superior Availability strategies.

Operating Income

Operating income for the twelve weeks ended October 8, 2011 was $177.8 million, or 12.1% of net sales, as compared to $147.2 million, or 10.5% of net sales, for the comparable period of last year, representing an increase of 167 basis points. This increase was due to a lower SG&A rate partially offset by a lower gross profit rate.

AAP produced operating income of $173.3 million, or 12.4% of net sales, for the twelve weeks ended October 8, 2011 as compared to $144.9 million, or 10.8% of net sales, for the comparable period of last year. AI generated operating income for the twelve weeks ended October 8, 2011 of $4.7 million as compared to $2.4 million for the comparable period of last year. AI’s operating income increased during the second quarter primarily due to the leverage of SG&A as a result of its improved comparable store sales results over last year and the decelerated pace of new store openings for Fiscal 2011.

Operating income for the forty weeks ended October 8, 2011 was $552.7 million, or 11.4% of net sales, as compared to $501.0 million, or 10.8% of net sales, for the comparable period of last year, representing an increase of 65 basis points. This increase was due to a lower SG&A rate partially offset by a slightly lower gross profit rate.

AAP produced operating income of $541.7 million, or 11.7% of net sales, for the forty weeks ended October 8, 2011 as compared to $495.5 million, or 11.1% of net sales, for the comparable period of last year. AI generated operating income for the forty weeks ended October 8, 2011 of $11.4 million as compared to $5.5 million for the comparable period of last year. AI’s operating income increased during the forty weeks ended October 8, 2011 primarily due to the leverage of SG&A as a result of its improved comparable store sales results over last year and decelerated pace of new store openings for Fiscal 2011.

Interest Expense

Interest expense for the twelve weeks ended October 8, 2011 was $8.2 million, or 0.6% of net sales, as compared to $7.0 million, or 0.5% of net sales, for the comparable period in Fiscal 2010. The increase in interest expense is primarily a result of higher average borrowings outstanding during the twelve weeks ended October 8, 2011 compared to the comparable period in Fiscal 2010.

Interest expense for the forty weeks ended October 8, 2011 was $25.9 million, or 0.5% of net sales, as compared to $20.1 million, or 0.4% of net sales, for the comparable period in Fiscal 2010. The increase in interest expense is primarily a result of the amortization of the previously recorded losses in accumulated other comprehensive loss over the remaining life of our interest rate swaps and higher average borrowings outstanding during the forty weeks ended October 8, 2011 compared to the comparable period in Fiscal 2010. The swaps were associated with bank debt which we repaid near the beginning of our second quarter of Fiscal 2010.

Income Taxes

Income tax expense for the twelve weeks ended October 8, 2011 was $63.5 million, as compared to $52.3 million for the comparable period of Fiscal 2010. Our effective income tax rate was 37.6% and 37.4% for the twelve weeks ended October 8, 2011 and October 9, 2010, respectively.

Income tax expense for the forty weeks ended October 8, 2011 was $197.8 million, as compared to $181.5 million for the comparable period of Fiscal 2010. Our effective income tax rate was 37.6% and 37.9% for the forty weeks ended October 8, 2011 and October 9, 2010, respectively.

Net Income

Net income for the twelve weeks ended October 8, 2011 was $105.6 million, or $1.41 per diluted share, as compared to $87.6 million, or $1.03 per diluted share, for the comparable period of Fiscal 2010. As a percentage of net sales, net income for the twelve weeks ended October 8, 2011 was 7.2%, as compared to 6.2% for the comparable period of Fiscal 2010. The increase in diluted EPS was primarily driven by an increase in net income and our repurchase of 12.3 million shares of our common stock over the last four fiscal quarters.

Net income for the forty weeks ended October 8, 2011 was $328.2 million, or $4.19 per diluted share, as compared to $297.9 million, or $3.37 per diluted share, for the comparable period of Fiscal 2010. As a percentage of net sales, net income for the forty weeks ended October 8, 2011 was 6.8%, as compared to 6.4% for the comparable period of Fiscal 2010. The increase in diluted EPS was primarily driven by an increase in net income and our repurchase of 12.3 million shares of our common stock over the last four fiscal quarters.

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

At October 8, 2011, our cash and cash equivalents balance was $65.9 million, an increase of $6.7 million compared to January 1, 2011 (the end of Fiscal 2010). This increase in cash primarily resulted from cash inflow from operations and borrowings under our revolving credit facility partially offset by the purchase of property and equipment and the repurchase of shares of our common stock. Additional discussion of our cash flow results, including the comparison of the activity for the forty weeks ended October 8, 2011 to the comparable period of Fiscal 2010, is set forth in the Analysis of Cash Flows section.

At October 8, 2011, our outstanding indebtedness was $600.4 million, or $298.2 million higher when compared to January 1, 2011, and consisted of borrowings of $299.2 million under our revolving credit facility, $298.9 million under our senior unsecured notes, $2.1 million outstanding on an economic development note and $0.2 million outstanding under other financing arrangements. Additionally, we had $96.2 million in letters of credit outstanding, which reduced our total availability under the revolving credit facility to $354.6 million. The letters of credit serve as collateral for our self-insurance policies and routine purchases of imported merchandise.

Capital Expenditures

Our primary capital requirements have been the funding of our continued new store openings, maintenance of existing stores, the construction and upgrading of distribution centers, and the development of both proprietary and purchased information systems. Our capital expenditures were $207.5 million for the forty weeks ended October 8, 2011, or $60.3 million more than the forty weeks ended October 9, 2010. During the forty weeks ended October 8, 2011, we opened 76 AAP stores and 9 AI stores.

Our future capital requirements will depend in large part on the number of and timing for new stores we open within a given year and the investments we make in information technology and our supply chain network. We anticipate adding approximately 100 AAP and 10 AI stores, respectively, and closing approximately 10 stores during Fiscal 2011. We also plan to make continued investments in the maintenance of our existing stores and additional investments in our supply chain, information technology and other capabilities to support our key strategies.

Stock Repurchase Program

Our stock repurchase program allows us to repurchase our common stock on the open market or in privately negotiated transactions from time to time in accordance with the requirements of the SEC. During the twelve weeks ended October 8, 2011, we repurchased 1.7 million shares of our common stock at an aggregate cost of $100.0 million, or an average price of $58.81 per share under our $300 million stock repurchase program authorized by our Board of Directors on August 9, 2011. During the forty weeks ended October 8, 2011, we repurchased 9.9 million shares of our common stock at an aggregate cost of $609.7 million, or an average price of $61.51 per share. At October 8, 2011, we had $200.0 million remaining under the $300 million stock repurchase program.

Additionally, we repurchased one thousand shares of our common stock at an aggregate cost of $44 thousand, or an average price of $55.41 per share, in connection with the net settlement of shares issued as a result of the vesting of restricted stock during the twelve weeks ended October 8, 2011. During the forty weeks ended October 8, 2011, we repurchased 73 thousand shares of our common stock at an aggregate cost of $4.5 million, or an average price of $61.99 per share, in connection with the net settlement of shares issued as a result of the vesting of restricted stock.

Dividend

Since Fiscal 2006, our Board of Directors has declared quarterly dividends of $0.06 per share to stockholders of record. Subsequent to October 8, 2011, our Board of Directors declared a quarterly dividend of $0.06 per share to be paid on January 6, 2012 to all common stockholders of record as of December 23, 2011.

Analysis of Cash Flows

A summary and analysis of our cash flows for the forty week period ended October 8, 2011 as compared to the forty week period ended October 9, 2010 is included below.

	Forty Week Periods Ended
	October 8, 2011	October 9, 2010
	(in millions)
Cash flows from operating activities	$611.0	$596.5
Cash flows from investing activities	(224.6)	(147.0)
Cash flows from financing activities	(379.7)	(355.0)
Net increase in cash and
cash equivalents	$6.7	$94.5

Operating Activities

For the forty weeks ended October 8, 2011, net cash provided by operating activities increased $14.5 million to $611.0 million. This net increase in operating cash flow was primarily due to an increase in net income of $30.3 million and a $19.8 million increase in provision for deferred income taxes partially offset by a larger increase in inventory, net of accounts payable, and a smaller increase in cash flows resulting from routine fluctuations in other working capital. The increase in inventory as of the end of the third quarter of Fiscal 2011 compared to the comparable period of last year was primarily driven by our Superior Availability initiatives and new store growth.

Investing Activities

For the forty weeks ended October 8, 2011, net cash used in investing activities increased $77.6 million to $224.6 million. The increase in cash used was primarily driven by investments in our existing stores, supply chain and information technology as well as the acquisition of a technology company in support of our e-commerce strategy. The majority of the increase in our supply chain investments is related to the completion of our Remington distribution center which is scheduled to open during the second quarter of Fiscal 2012.

3BUFinancing Activities

For the forty weeks ended October 8, 2011, net cash used in financing activities increased $24.7 million to $379.7 million. Cash flows from financing activities increased as a result of an increase of $200.4 million in net borrowings.

Cash flows from financing activities decreased as a result of:

•	a $151.1 million increase in the repurchase of common stock under our stock repurchase program;

•	a $49.9 million decrease in financed vendor accounts payable; and

•	a $23.9 million decrease in proceeds from the issuance of common stock related to the exercise of share-based compensation awards.

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

As of October 8, 2011, we had $299.2 million outstanding under our revolving credit facility, and had letters of credit outstanding of $96.2 million, which reduced the availability under the revolving credit facility to $354.6 million. (The letters of credit generally have a term of one year or less.)

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

Our revolving credit facility contains covenants restricting our ability to, among other things:  (1) create, incur or assume additional debt, (2) incur liens or engage in sale-leaseback transactions, (3) make loans and investments (including acquisitions), (4) guarantee obligations, (5) engage in certain mergers and liquidations, (6) change the nature of our business and the business conducted by our subsidiaries, (7) enter into certain hedging transactions, and (8) change our status as a holding company. We are also required to comply with financial covenants with respect to a maximum leverage ratio and a minimum consolidated coverage ratio. We were in compliance with our covenants in place at October 8, 2011 and January 1, 2011, respectively. Our revolving credit facility also provides for customary events of default, covenant defaults and cross-defaults to its other material indebtedness.

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

On September 22, 2011, we executed two forward treasury rate locks that mature on December 7, 2011 for a notional amount totaling $300.0 million. The average rate under the treasury locks was 1.85%. These agreements, which are derivative instruments, have been designated as cash flow hedges to offset our exposure to increases in the underlying U.S. Treasury benchmark rate. This rate is expected to be used to establish the fixed interest rate for debt that we anticipate issuing. The actual coupon rate of the debt will be comprised of the underlying U.S. Treasury benchmark rate, plus a credit spread premium at the date of issuance. We remain committed to managing our debt level in a way that will preserve our investment grade credit rating.

As of October 8, 2011, we had a credit rating from Standard & Poor’s of BBB- and from Moody’s Investor Service of Baa3. The current outlooks by Standard & Poor’s and Moody’s are both stable. The current pricing grid used to determine our borrowing rate under our revolving credit facility is based on our credit ratings. If these credit ratings decline, our interest rate on outstanding balances may increase. Conversely, if these credit ratings improve, our interest rate may decrease. In addition, if our credit ratings decline, our access to financing may become more limited.

Off-Balance-Sheet Arrangements

As of October 8, 2011, we had no off-balance-sheet arrangements as defined in Regulation S-K Item 303 of the SEC regulations. We include other off-balance-sheet arrangements in our contractual obligations table including operating lease payments, interest payments on our revolving credit facility and letters of credit outstanding.

Contractual Obligations

As of October 8, 2011, there were no material changes to our outstanding contractual obligations as compared to our contractual obligations outstanding as of January 1, 2011. For information regarding our contractual obligations see “Contractual Obligations” in our 2010 Form 10-K.

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

On September 22, 2011, we executed forward treasury rate locks for a notional amount totaling $300.0 million to hedge the risk associated with the interest rates paid on forecasted debt issuances. The counterparties to treasury rate locks are major financial institutions and we anticipate performance by all counterparties to the agreements.

As of October 8, 2011, we have $298.9 million of senior unsecured notes outstanding with an interest rate of 5.75% due in 2020 and $299.2 million outstanding on our revolving credit facility which matures in May 2016. As a result of our borrowings under our revolving credit facility, we may be exposed to cash flow risk due to changes in LIBOR.

The table below presents principal cash flows and related weighted average interest rates on our revolving credit facility outstanding at October 8, 2011, by expected maturity dates. Weighted average variable rates are based on implied forward rates in the yield curve at October 8, 2011. Implied forward rates should not be considered a predictor of actual future interest rates.

	Remainder of Fiscal 2011	Fiscal 2012	Fiscal 2013	Fiscal 2014	Fiscal 2015	Thereafter	Total	Fair Market Liability
	(dollars in thousands)
Variable rate	$—	$—	$—	$—	$—	$299,200	$299,200	$299,200
Weighted average interest rate	1.9%	2.1%	2.3%	2.8%	3.6%	4.0%	2.7%	—

ITEM 4.	CONTROLS AND PROCEDURES

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended October 8, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

6BPART II.  OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth the information with respect to repurchases of our common stock for the quarter ended October 8, 2011 (amounts in thousands, except per share amounts):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs (2)
July 17, 2011 to August 13, 2011	—	$—	—	$300,000
August 14, 2011 to September 10, 2011	791	58.03	790	254,138
September 11, 2011 to October 8, 2011	910	59.48	910	200,032

Total	1,701	$58.80	1,700	$200,032

(1)
In addition to the shares of common stock we repurchased under our $300 million stock repurchase program, we repurchased one thousand shares of our common stock at an aggregate cost of $44 thousand, or an average purchase price of $55.41 per share, in connection with the net settlement of shares issued as a result of the vesting of restricted stock during the twelve weeks ended October 8, 2011.

(2)
Excepted as noted in footnote 1 above, all of the above repurchases were made on the open market at prevailing market rates plus related expenses under our stock repurchase program, which authorized the repurchase of up to $300 million in common stock. Our stock repurchase program was authorized by our Board of Directors and publicly announced on August 9, 2011.

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

ADVANCE AUTO PARTS, INC.

November 16, 2011	By:	/s/ Michael A. Norona
Michael A. Norona Executive Vice President and Chief Financial Officer

S-1

EXHIBIT INDEX

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith
3.1	Restated Certificate of Incorporation of Advance Auto Parts, Inc. (“Advance Auto”).	10-Q	3.1	8/16/2004
3.2	Amended and Restated Bylaws of Advance Auto. (effective August 12, 2009).	8-K	3.2	8/17/2009
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS (1)	XBRL Instance Document
101.SCH (1)	XBRL Taxonomy Extension Schema Document
101.CAL (1)	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB (1)	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE (1)	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF (1)	XBRL Taxonomy Extension Definition Linkbase Document

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