Form 10-K
period 2011-12-31
ADVANCE AUTO PARTS INC
filed 2012-02-28
CIK 1158449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________.

Commission file number 001-16797
________________________

ADVANCE AUTO PARTS, INC.
(Exact name of registrant as specified in its charter)
________________________

Delaware (State or other jurisdiction of incorporation or organization)	54-2049910 (I.R.S. Employer Identification No.)

5008 Airport Road Roanoke, VA (Address of Principal Executive Offices)	24019 (Zip Code)

(540) 362-4911
(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act

Title of each class Common Stock ($0.0001 par value)	Name of each exchange on which registered New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Registration S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Registration S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of July 15, 2011, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the 73,945,428 shares of Common Stock held by non-affiliates of the registrant was $4,095,837,257, based on the last sales price of the Common Stock on July 15, 2011, as reported by the New York Stock Exchange.

As of February 25, 2012, the registrant had outstanding 72,924,659 shares of Common Stock, par value $0.0001 per share (the only class of common stock of the registrant outstanding).

Documents Incorporated by Reference:

Portions of the definitive proxy statement of the registrant to be filed within 120 days of December 31, 2011, pursuant to Regulation 14A under the Securities Exchange Act of 1934, for the 2012 Annual Meeting of Stockholders to be held on May 15, 2012, are incorporated by reference into Part III.

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

•	a security breach or other cyber security incident;

•	business interruptions due to the occurrence of natural disasters, extended periods of unfavorable weather, computer system malfunction, wars or acts of terrorism;

•	the impact of global climate change or legal and regulatory responses to such change; and

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

PART I

Item 1.    Business.

Unless the context otherwise requires, “Advance,” “we,” “us,” “our,” and similar terms refer to Advance Auto Parts, Inc., its predecessor, its subsidiaries and their respective operations. Our fiscal year consists of 52 or 53 weeks ending on the Saturday closest to December 31st of each year. Fiscal 2008 included 53 weeks of operations. All other fiscal years presented include 52 weeks of operations (the next 53 week fiscal year is 2014).

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

We were founded in 1929 as Advance Stores Company, Incorporated and operated as a retailer of general merchandise until the 1980s. During the 1980s, we sharpened our focus to target sales of automotive parts and accessories to DIY customers. From the 1980s to the present, we have grown significantly as a result of comparable store sales growth, new store openings and strategic acquisitions. We began our Commercial delivery program in 1996 and have significantly increased our sales to Commercial customers since 2000. Our parent company, Advance Auto Parts, Inc., a Delaware corporation, was incorporated in 2001 in conjunction with the acquisition of Discount Auto Parts, Inc. At December 31, 2011, the end of our 2011 fiscal year, or Fiscal 2011, we operated 3,662 total stores.

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

Operating Segments

We operate in two reportable segments: Advance Auto Parts, or AAP, and Autopart International, or AI. The AAP segment is comprised of our store operations, which operate under the trade names “Advance Auto Parts,” “Advance Discount Auto Parts” and “Western Auto,” and our e-commerce operations. The AI segment consists solely of the operations of Autopart International, Inc. which operates under the “Autopart International” trade name.

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

AAP Segment

At December 31, 2011, we operated 3,460 AAP stores within the United States, Puerto Rico and the Virgin Islands. We operated 3,434 AAP stores throughout 39 states in the Northeastern, Southeastern and Midwestern regions of the United States. These stores operated under the “Advance Auto Parts” trade name except for certain stores in the state of Florida, which operated under the “Advance Discount Auto Parts” trade name. These stores offer a broad selection of brand name and private label automotive replacement parts, accessories, batteries and maintenance items for domestic and imported cars and light trucks. In addition, we operated 26 AAP stores under the “Advance Auto Parts” and “Western Auto” trade names, located in Puerto Rico and the Virgin Islands, or Offshore. Through our integrated operating approach, we serve our DIY and Commercial customers from our store locations and online at www.AdvanceAutoParts.com. Our online website allows our DIY customers to pick up merchandise at a conveniently located store or have their purchases shipped directly to their home or business. Our Commercial customers can conveniently place their orders online.

AAP Stores

Store Overview. Our stores generally are located in freestanding buildings in areas with high vehicle traffic counts, good visibility and easy access to major roadways and to our Commercial customers. We believe that our stores exhibit a customer-friendly format with the majority of our stores featuring an updated exterior and interior, bright lighting, and a well-designed and easily navigated floor plan. The average size of our stores is 7,300 square feet with the size of our typical new stores ranging from approximately 6,000 to 8,000 square feet. Our stores generally are open from 7:30 a.m. to 9:00 p.m. six days a week and 9:00 a.m. to 8:00 p.m. on Sundays and most holidays to meet the needs of our DIY and Commercial customers.

Our stores carry a product offering of approximately 18,000 SKUs, generally consisting of a custom mix of product based on the stores' respective market. Our stores also have access to an additional assortment of 108,000 SKUs for same-day or next-day delivery from one of our 254 HUB stores or our network of 22 Parts Delivered Quickly, or PDQ®, facilities. Additionally, our customers have access to over 340,000 SKUs by ordering directly from one of our vendors for delivery to a particular store or other destination as chosen by the customer.

We strive to be the leader in the automotive aftermarket industry by fulfilling our promise, 'Service is our best part®,' through our Service Leadership and Superior Availability strategies. We offer our customers quality products which are backed by a solid warranty. Many of our products are offered at a good, better or best recommendation differentiated by price and quality. Store Team Members utilize our proprietary point-of-sale, or POS, system, including a fully integrated electronic parts catalog to identify and suggest the appropriate quality and price options for the SKUs we carry, as well as the related products, tools or additional information that is required by our customers to complete their automotive repair projects properly and safely.

The primary categories of product we offer in our stores include:

•
Parts, including alternators, batteries, belts and hoses, chassis parts, clutches, engines and engine parts, ignition, lighting, radiators, starters, spark plugs and wires, transmissions and water pumps;

•	Accessories, including floor mats, mirrors, vent shades, MP3 and cell phone accessories, and seat and steering wheel covers;

•	Chemicals, including antifreeze, brake and power steering fluid, freon, fuel additives, windshield washer fluid and car washes and waxes;

•	Oil, transmission fluid and other automotive petroleum products; and

•	Other miscellaneous offerings.

The product in our stores is generally arranged in a uniform and consistent manner based on standard store formats and merchandise presentation. The parts inventory is generally located on shelves behind the customer service counter with the remaining product, or front room merchandise, arranged on the sales floor to provide easy customer access, maximum selling space and to prominently display high-turnover products and accessories to customers. We utilize aisle displays to feature high-demand or seasonal merchandise, new items and advertised specials, including bilingual signage based on the demographics in each store's geographic area.

We also provide a variety of services free of charge to our customers including:

•	Battery & wiper installation;

•	Battery charging;

•	Check engine light reading where allowed by law;

•	Electrical system testing, including batteries, starters, alternators and sensors;

•	“How-To” Video Clinics;

•	Oil and battery recycling; and

•	Loaner tool program.

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

Commercial Sales. Our Commercial sales consist of sales to both our walk-in and delivery customers, which represented approximately 34% of our AAP sales in Fiscal 2011. Since 2000, we have aggressively expanded our sales to Commercial customers through our Commercial delivery program. For delivered sales, we utilize our Commercial delivery fleet to deliver product from our store locations to our Commercial customers' place of business, including independent garages, service stations and auto dealers. Our stores are supported by a Commercial sales team who are dedicated to the development of our national, regional and local Commercial customers. Our Commercial sales management is closely aligned with our store management as part of our overall integrated store operation.

Since 2008, we have concentrated a significant amount of our investments on increasing our Commercial sales at a faster rate in light of the favorable market dynamics. We have added key product brands in our stores that are well recognized by our Commercial customers, and have increased the number of parts professionals, delivery trucks and other support services to serve those customers. We believe these investments and the commitment to consistent delivery times and order accuracy will enable us to gain more Commercial customers as well as increase our sales to existing customers who will use us as their “first call” supplier. At December 31, 2011, 3,124 AAP stores, or 90% of total AAP stores, had Commercial delivery programs.

Store Development. Our store development program has historically focused on adding new stores within existing markets where we can achieve a larger presence, remodeling or relocating existing stores and entering new markets. The addition of new stores, along with strategic acquisitions, have played a significant role in our growth and success. We believe the opening of new stores, and their strategic location in relation to our DIY and Commercial customers, will continue to play a significant role in our future growth and success.

We open and operate stores in both large, densely populated markets and small, less densely populated areas. We complete substantial research prior to entering a new market. Key factors in selecting new site and market locations include population, demographics, vehicle profile, number and strength of competitors' stores and the cost of real estate.

Our 3,460 AAP stores were located in the following states and territories at December 31, 2011:

Location	Number of Stores	Location	Number of Stores	Location	Number of Stores
Alabama	121	Maryland	84	Pennsylvania	179
Arkansas	28	Massachusetts	70	Puerto Rico	25
Colorado	50	Michigan	112	Rhode Island	11
Connecticut	41	Minnesota	14	South Carolina	128
Delaware	7	Mississippi	57	South Dakota	7
Florida	465	Missouri	43	Tennessee	138
Georgia	233	Nebraska	21	Texas	174
Illinois	109	New Hampshire	15	Vermont	8
Indiana	107	New Jersey	65	Virgin Islands	1
Iowa	27	New Mexico	1	Virginia	177
Kansas	25	New York	133	West Virginia	69
Kentucky	102	North Carolina	242	Wisconsin	53
Louisiana	61	Ohio	209	Wyoming	3
Maine	14	Oklahoma	31

The following table sets forth information concerning increases in the total number of our AAP stores during the past five years:

	2011	2010	2009	2008	2007
Beginning Stores	3,369	3,264	3,243	3,153	2,995
New Stores (1)	95	110	75	109	175
Stores Closed	(4)	(5)	(54)	(19)	(17)
Ending Stores	3,460	3,369	3,264	3,243	3,153

(1)	Does not include stores that opened as relocations of previously existing stores within the same general market area or substantial renovations of stores.

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

Our EPC system also contains enhanced search engines and user-friendly navigation tools that enhance our Team Members' ability to look up any needed parts as well as additional products the customer needs to complete an automotive repair project. If a hard-to-find part or accessory is not available at one of our stores, the EPC system can determine whether the part is carried and in-stock through our HUB or PDQ® networks or can be ordered directly from one of our vendors. Available parts and accessories are then ordered electronically from another store, HUB, PDQ® or directly from the vendor with immediate confirmation of price, availability and estimated delivery time.

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

Store Support Center

Merchandising. Purchasing for virtually all of the merchandise for our stores is handled by our merchandise teams located in three primary locations:

•	Store support center in Roanoke, Virginia;

•	Regional office in Minneapolis, Minnesota; and

•	Global sourcing office in Taipei, Taiwan.

Our Roanoke team is primarily responsible for the parts categories and our Minnesota team is primarily responsible for accessories, oil and chemicals. Our global sourcing team works closely with both teams.

In Fiscal 2011, we purchased merchandise from approximately 500 vendors, with no single vendor accounting for more than 9% of purchases. Our purchasing strategy involves negotiating agreements with most of our vendors to purchase merchandise over a specified period of time along with other terms, including pricing, payment terms and volume.

The merchandising team has developed strong vendor relationships in the industry and, in a collaborative effort with our vendor partners, utilizes a category management process where we manage the mix of our product offerings to meet customer demand. We believe this process, which develops a customer-focused business plan for each merchandise category, and our global sourcing operation are critical to improving comparable store sales, gross margin and inventory productivity.

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

Supply Chain. Our supply chain consists of centralized inventory management and transportation functions which support a supply chain network of distribution centers, PDQ® warehouses, HUB's and stores. Our inventory management team utilizes a replenishment system to monitor the distribution center, PDQ® warehouse, HUB and store inventory levels and orders additional product when appropriate while streamlining handling costs. Our replenishment system utilizes the most up-to-date information from our POS system as well as inventory movement forecasting based upon sales history, sales trends by SKU, seasonality (and weather patterns) and demographic shifts in demand. Our replenishment system combines these factors with service level goals, vendor lead times and cost of inventory assumptions to determine the timing and size of purchase orders. The vast majority of our purchase orders are sent to our merchandise vendors via electronic data interchange.

We currently operate eight AAP distribution centers. All of these distribution centers are equipped with our distribution center management system, or DCMS. Our DCMS provides real-time inventory tracking through the processes of receiving, picking, shipping and replenishing inventory at our distribution centers. The DCMS, integrated with technologically advanced material handling equipment, reduces warehouse and distribution costs, while improving efficiency. This equipment includes carousels, “pick-to-light” systems, radio frequency technology, voice technology and automated sorting systems. We have ongoing supply chain initiatives to further increase the efficient utilization of our distribution capacity. Among these initiatives is the planned opening of our ninth AAP distribution center in 2012. The new distribution center will provide needed capacity to support our product availability initiatives and will utilize updated technology to eventually be implemented throughout our entire supply chain network.

Store inventories are replenished from our eight distribution centers. We utilize reputable dedicated carriers to ship product from our distribution centers to our stores. In addition to a store's normal inventory assortment, we currently offer approximately 81,000 SKUs to support all of our retail stores via our 22 stand-alone PDQ® warehouses and/or our eight distribution centers (all of which stock PDQ® items). Stores have visibility, through our EPC system, to inventory in their respective PDQ® warehouses and distribution centers as well as facilities throughout the Company and can place orders to these facilities through an online ordering system. Ordered parts are delivered to substantially all stores on a same-day or next-day basis through our dedicated PDQ® trucking fleet and third-party carriers. Supplementing the inventory on-hand at our stores, our HUB stores stock an additional 27,000 less common SKUs which are available to our stores within the HUB stores' service area on a same-day or next-day basis.

Marketing & Advertising. Our marketing and advertising program is designed to drive brand awareness and store traffic by positioning the Advance Auto Parts brand as the service leader in the aftermarket auto parts category. We strive to exceed consumers' expectations through our free and value-added services, extensive parts assortment and quality merchandise offerings.

In early 2011, we launched our 'Service is our best part®' campaign nationwide. The campaign was developed based on extensive research with our customers and Team Members and brings to life a new brand promise for Advance. The campaign targets core DIY and Commercial customers and emphasizes our commitment to provide market-leading service to our customers.

Our multi-channel marketing communication plan is built around radio, direct marketing, digital and local marketing. The plan is supported by public relations, in-store and event signage as well as mobile and social media. We also use Spanish-language television, radio and outdoor advertising to reach our Latino customers.

A final and key component of our advertising is our local marketing program highlighted by our title sponsorship of the Advance Auto Parts Monster Jam, a live family-oriented monster truck event tour and television show. We are the title sponsor of the show and as such, the Advance brand is present throughout each host arena and comes alive through the Advance Auto Parts Grinder monster trucks. We are able to capitalize on the sponsorship at a store level through Grinder and other monster truck appearances and through store-based customer events in conjunction with the show. In addition, Advance also sponsors various other grass-root level events intended to positively impact the individual communities we serve, including Latino and other ethnic communities, and to drive awareness and repeated store visits.

AI Segment

AI's business primarily serves the Commercial market, with an emphasis on parts for imported cars, from its store locations located primarily throughout the Northeastern and Mid-Atlantic regions of the United States and Florida. In addition, its North American Sales Division serves warehouse distributors and jobbers throughout North America. We believe AI provides a high level of service to its Commercial customers by providing quality parts, unsurpassed customer service and efficient parts delivery. As a result of its extensive sourcing network, AI is able to serve its customers in search of replacement parts for both domestic and imported cars and light trucks with a greater focus on imported parts. The vast majority of AI's product is sold under its own proprietary brand. The AI stores offer approximately 30,000 SKUs through routine replenishment from its supply chain with access to an additional 100,000 to 120,000 SKUs through local sourcing networks.

AI has significantly increased its store count since our acquisition of AI in September 2005. At December 31, 2011, we operated 202 stores under the “Autopart International” trade name in the following states:

Location	Number of Stores	Location	Number of Stores	Location	Number of Stores
Alabama	1	Maryland	13	Pennsylvania	23
Connecticut	17	Massachusetts	32	Rhode Island	4
Delaware	1	North Carolina	1	Vermont	1
Florida	44	New Hampshire	8	Virginia	11
Georgia	1	New Jersey	17
Maine	4	New York	24

The following table sets forth information concerning increases in the total number of our AI stores:

	2011	2010	2009	2008	2007
Beginning Stores	194	156	125	108	87
New Stores	9	38	32	18	21
Stores Closed	(1)	—	(1)	(1)	—
Ending Stores	202	194	156	125	108

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

Team Members

At February 25, 2012, we employed approximately 29,000 full-time Team Members and approximately 24,000 part-time Team Members. Our workforce consisted of 91% of our Team Members employed in store-level operations, 6% employed in distribution and 3% employed in our corporate offices. We have never experienced any labor disruption and are not party to any collective bargaining agreements. We believe that our Team Member relations are good.

Intellectual Property

We own a number of trade names and own and have federally registered several service marks and trademarks, including “Advance Auto Parts,” “Advance Discount Auto Parts,” “Western Auto,” “Parts America,” “Autopart International,” “PDQ” and “Service is our best part,” for use in connection with the automotive parts retailing business. In addition, we own and have registered a number of trademarks for our private label brands. We believe that these trade names, service marks and trademarks are important to our merchandising strategy. We do not know of any infringing uses that would materially affect the use of these trade names and marks, and we actively defend and enforce them.

Competition

We operate in both the DIY and Commercial markets of the automotive aftermarket industry. Our primary competitors are (i) both national and regional retail chains of automotive parts stores, including AutoZone, Inc., O'Reilly Automotive, Inc. and The Pep Boys-Manny, Moe & Jack, (ii) discount stores and mass merchandisers that carry automotive products, (iii) wholesalers or jobber stores, including those associated with national parts distributors or associations, such as NAPA and Carquest, (iv) independent operators, (v) automobile dealers that supply parts and (vi) internet-based parts providers. We believe that chains of automotive parts stores that, like us, have multiple locations in one or more markets, have competitive advantages in customer service, marketing, inventory selection, purchasing and distribution as compared to independent retailers and jobbers that are not part of a chain or associated with other retailers or jobbers. The principal methods of competition in our business include customer service, product offerings, availability, quality, price and store location.

Environmental Matters

We are subject to various federal, state and local laws and governmental regulations relating to the operation of our business, including those governing collection, transportation and recycling of automotive lead-acid batteries and used automotive oil, and ownership and operation of real property. We sell consumer products containing hazardous materials as part of our business. In addition, our customers may bring automotive lead-acid batteries or used automotive oil onto our properties. We currently provide collection and recycling programs for used lead-acid batteries and used oil at substantially all of our stores as a service to our customers. Pursuant to agreements with third party vendors, lead-acid batteries and used oil are collected by our Team Members, deposited onto pallets or into vendor supplied containers and stored by us until collected by the third party vendors for recycling or proper disposal. The terms of our contracts with third party vendors provide that they are in compliance with all applicable laws and regulations. Persons who arrange for the removal, disposal, treatment or other handling of hazardous or toxic substances may be liable for the costs of removal or remediation at any affected disposal, treatment or other site affected by such substances. Based on our experience, we do not believe that there are any material environmental costs associated with the current business practice of accepting lead-acid batteries and used oil as these costs are borne by the respective third party vendors.

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

Overall demand for products sold by our stores depends on many factors and may slow or decrease due to any number of reasons, including:

•
the number and average age of vehicles being driven, because the majority of vehicles that are seven years old and older are generally no longer covered under the manufacturers' warranties and tend to need maintenance and repair. If the number and average age of vehicles being driven were to decrease it would negatively impact demand for our products.

•
the economy, because during periods of declining economic conditions, both DIY and Commercial customers may defer vehicle maintenance or repair; conversely, during periods of favorable economic conditions, more of our DIY customers may pay others to repair and maintain their cars or they may purchase new cars;

•	the weather, because milder weather conditions may lower the failure rates of automobile parts while extended periods of rain and winter precipitation may cause our customers to defer elective maintenance and repair of their vehicles;

•
the average duration of manufacturer warranties and the decrease in the number of annual miles driven, because newer cars typically require fewer repairs and will be repaired by the manufacturer's dealer network using dealer parts; and lower vehicle mileage, which may be affected by gas prices and other factors, decreases the need for maintenance and repair (while higher miles driven increases the need);

•
technological advances and the increase in quality of vehicles manufactured, because vehicles that need less frequent maintenance and have low part failure rates will require less frequent repairs using aftermarket parts;

•
our vendors, because if any of our key vendors do not supply us with products on terms that are favorable to us or fail to develop new products we may not be able to meet the demands of our customers and our results of operations could be negatively affected;

•
our reputation and our brands, because our reputation is critical to our continued success. If we fail to maintain high standards for, or receive negative publicity whether through social media or normal media channels relating to, product safety, quality or integrity, it could reduce demand for our products. The product we sell is branded both in brands of our vendors and in our own private label brands. If the perceived quality or value of the brands we sell declines in the eyes of our customers, our results of operations could be negatively affected; and

•
the refusal of vehicle manufacturers to make available diagnostic, repair and maintenance information to the automotive aftermarket industry that our DIY and Commercial customers require to diagnose, repair and maintain their vehicles, because this may force consumers to have a majority of diagnostic work, repairs and maintenance performed by the vehicle manufacturers' dealer network.

If any of these factors cause overall demand for the products we sell to decline, our business, financial condition, results of operations and cash flows could be negatively impacted.

If we are unable to compete successfully against other companies in the automotive aftermarket industry we may lose customers, our revenues may decline, and we may be less profitable or potentially unprofitable.

The sale of automotive parts, accessories and maintenance items is highly competitive in many ways, including name recognition, location, price, quality, product availability and customer service. We compete in both the DIY and Commercial categories of the automotive aftermarket industry, primarily with: (i) national and regional retail automotive parts chains, (ii) discount stores and mass merchandisers that carry automotive products, (iii) wholesalers or jobber stores, (iv) independent operators, (v) automobile dealers that supply parts and (vi) internet-based parts providers. These competitors and the level of competition vary by market. Some of our competitors may possess advantages over us in certain markets we share, including a greater amount of marketing activities, a larger number of stores, store locations, store layouts, longer operating histories, greater name recognition, larger and more established customer bases, more favorable vendor relationships, lower prices, and better product warranties.

Our response to these competitive disadvantages may require us to reduce our prices below our normal selling prices or increase our promotional spending, which would lower our revenue and profitability. Competitive disadvantages may also prevent us from introducing new product lines, require us to discontinue current product offerings, or change some of our current operating strategies. If we do not have the resources, expertise, consistent execution or otherwise fail to develop successful strategies to address these competitive disadvantages, we may lose customers, our revenues and profit margins may decline and we may be less profitable or potentially unprofitable.

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

Successful implementation of our business strategy also depends on factors specific to the retail automotive parts industry and numerous other factors that may be beyond our control. In addition to the aforementioned risk factors, adverse changes in the following factors could undermine our business strategy and have a material adverse affect on our business, financial condition, results of operations and cash flow:

•	the competitive environment in the automotive aftermarket parts and accessories retail sector that may force us to reduce prices below our desired pricing level or increase promotional spending;

•	our ability to anticipate changes in consumer preferences and to meet customers' needs for automotive products (particularly parts availability) in a timely manner;

•	our ability to maintain and eventually grow DIY market share; and

•	our ability to continue our Commercial sales growth.

For that portion of our inventory manufactured and/or sourced outside the United States, geopolitical changes, changes in trade regulations, currency fluctuations, shipping related issues, natural disasters, pandemics and other factors beyond our control may increase the cost of items we purchase or create shortages which could have a material adverse effect on our sales and profitability.

We will not be able to expand our business if our growth strategy is not successful, including the availability of suitable locations for new store openings, the successful integration of any acquired businesses or the continued increase in supply chain capacity and efficiency, which could adversely affect our business, financial condition, results of operations and cash flows.

New Store Openings
We have increased our store count significantly in the last ten years from 2,484 stores at the end of Fiscal 2001 to 3,662 stores at December 31, 2011. We intend to continue to increase the number of our stores and expand the markets we serve as part of our growth strategy, primarily by opening new stores. We may also grow our business through strategic acquisitions. We do not know whether the implementation of our growth strategy will be successful. As we open more stores it becomes more critical that we have consistent execution across our entire store chain. The actual number of new stores to be opened and their success will depend on a number of factors, including, among other things:

•the availability of desirable store locations;
•the negotiation of acceptable lease or purchase terms for new locations;
•the availability of financial resources, including access to capital at cost-effective interest rates; and
•our ability to manage the expansion and hire, train and retain qualified sales associates.

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

Our success depends to a significant extent on the continued services and experience of our Team Members. At February 25, 2012, we employed approximately 53,000 Team Members. We may not be able to retain our current qualified Team Members or attract and retain additional qualified Team Members that may be needed in the future. Our ability to maintain an adequate number of qualified Team Members is highly dependent on an attractive and competitive compensation and benefits package. If we fail or are unable to maintain such a package, our customer service and execution levels could suffer by reason of a declining quality of our workforce, which could adversely affect our business, financial condition, results of operations and cash flows.

Deterioration in global credit markets and changes in our credit ratings and deterioration in general macro-economic conditions, including unemployment, inflation or deflation, consumer debt levels, high fuel and energy costs or other recessionary type conditions could have a negative impact on our business, financial condition, results of operations and cash flows.

Deterioration in general macro-economic conditions impacts us through (i) potential adverse effects from deteriorating and uncertain credit markets (ii) the negative impact on our suppliers and customers and (iii) an increase in operating costs from higher energy prices.

Impact of Credit Market Uncertainty and Changes in Credit Ratings

Significant deterioration in the financial condition of large financial institutions in 2008 and 2009 resulted in a severe loss of liquidity and available credit in global credit markets and in more stringent borrowing terms. We can provide no assurance that the credit market events during 2008 and 2009 will not occur again in the foreseeable future. Conditions and events in the global credit market could have a material adverse effect on our access to short and long-term borrowings to finance our operations and the terms and cost of that debt. It is possible that one or more of the banks that provide us with financing under our revolving credit facility may fail to honor the terms of our existing credit facility or be financially unable to provide the unused credit.

Our overall credit rating may be negatively impacted by deteriorating and uncertain credit markets or other factors which may or may not be within our control. The interest rates on our publicly issued debt and revolving credit facility are linked directly to our credit ratings. Accordingly, any negative impact on our credit rating would likely result in higher interest rates and interest expense on any borrowings under our revolving credit facility or from future issuances of public debt and less favorable terms on other operating and financing arrangements. An inability to obtain sufficient financing at cost-effective rates could have a materially adverse affect on our business, financial condition, results of operations and cash flows.

Impact on our Suppliers

Our business depends on developing and maintaining close relationships with our suppliers and on our suppliers' ability and/or willingness to sell quality products to us at favorable prices and terms. Many factors outside our control may harm these relationships and the ability or willingness of these suppliers to sell us products on favorable terms. One such factor is a general decline in the economy and economic conditions and prolonged recessionary conditions. These events could negatively affect our suppliers' operations and make it difficult for them to obtain the credit lines or loans necessary to finance their operations in the short-term or long-term and meet our product requirements. Financial or operational difficulties that some of our suppliers may face could also increase the cost of the products we purchase from them or our ability to source product from them. We might not be able to pass our increased costs onto our customers. In addition, the trend towards consolidation among automotive parts suppliers as well as the off-shoring of manufacturing capacity to foreign countries may disrupt or end our relationship with some suppliers, and could lead to less competition and result in higher prices. We could also be negatively impacted by suppliers who might experience bankruptcies, work stoppages, labor strikes or other interruptions to or difficulties in the manufacture or supply of the products we purchase from them.

Impact on our Customers

Deterioration in macro-economic conditions may have a negative impact on our customers' net worth, financial resources and disposable income. Although the macro-economic conditions have improved since 2008 and 2009, unemployment rates have remained at historically high levels coupled with low consumer confidence. This impact could reduce our customers' willingness or ability to pay for accessories, maintenance or repair of their vehicles, which results in lower sales in our stores. Higher fuel costs may also reduce the overall number of miles driven by our customers resulting in less parts failures and elective maintenance required to be completed.

Impact on Operating Expenses

Rising energy prices could directly impact our operating and product costs, including our merchandise distribution, commercial delivery, utility and product acquisition costs.

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

Additionally, we are subject to numerous federal, state and local laws and governmental regulations relating to, among other things, environmental protection, product quality standards, building and zoning requirements, and employment law matters. If we fail to comply with existing or future laws or regulations, we may be subject to governmental or judicial fines or sanctions, while incurring substantial legal fees and costs. In addition, our capital and operating expenses could increase due to remediation measures that may be required if we are found to be noncompliant with any existing or future laws or regulations.

We work hard to maintain the privacy and security of our customer and business information and the functioning of our computer systems and website. In the event of a security breach or other cyber security incident, we could experience certain operational problems or interruptions, incur substantial additional costs, or become subject to legal or regulatory proceedings, any of which could lead to damage to our reputation in the marketplace.

The nature of our business requires us to receive, retain and transmit certain personally identifying information that our customers provide to purchase products or services, register on our websites, or otherwise communicate and interact with us.  While we have taken and continue to undertake significant steps to protect our customer and confidential information and the functioning of our computer systems and website, a compromise of our data security systems or those of businesses we interact with could result in information related to our customers or business being obtained by unauthorized persons or other operational problems or interruptions. We develop and update processes and maintain systems in an effort to try to prevent this from occurring, but the development and maintenance of these processes and systems is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated.

Consequently, despite our efforts, the possibility of intrusion, interruption of our business, cyber security incidents and theft cannot be eliminated entirely, and risks associated with each of these remain. While we also seek to obtain assurances that third parties we interact with will protect confidential information, there is a risk the confidentiality of data held or accessed by third parties may be compromised. If a compromise of our data security or function of our computer systems or website were to occur, it could have a material adverse effect on our operating results and financial condition and, possibly, subject us to additional legal, regulatory and operating costs and damage our reputation in the marketplace.

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

The growing political and scientific sentiment is that global weather patterns are being influenced by increased levels of greenhouse gases in the earth's atmosphere. This growing sentiment and the concern over climate change have led to legislative and regulatory initiatives aimed at reducing greenhouse gas emissions. For example, proposals that would impose mandatory requirements on greenhouse gas emissions continue to be considered by policy makers in the United States. Laws enacted that directly or indirectly affect our suppliers (through an increase in the cost of production or their ability to produce satisfactory products) or our business (through an impact on our inventory availability, cost of sales, operations or demand for the products we sell) could adversely affect our business, financial condition, results of operations and cash flows. Significant increases in fuel economy requirements or new federal or state restrictions on emissions of carbon dioxide that may be imposed on vehicles and automobile fuels could adversely affect demand for vehicles, annual miles driven or the products we sell or lead to changes in automotive technology. Compliance with any new or more stringent laws or regulations, or stricter interpretations of existing laws, could require additional expenditures by us or our suppliers. Our inability to respond to changes in automotive technology could adversely impact the demand for our products and our business, financial condition, results of operations or cash flows.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The following table sets forth certain information relating to our distribution and other principal facilities:

Facility	Opening Date	Area Served	Size (Sq ft.)(1)	Nature of Occupancy

Main Distribution Centers:
Roanoke, Virginia	1988	Mid-Atlantic	433,681	Leased
Lehigh, Pennsylvania	2005	Northeast	655,991	Owned
Lakeland, Florida	1982	South, Offshore	552,796	Owned
Gastonia, North Carolina	1969	North Carolina, South Carolina	634,472	Owned
Gallman, Mississippi	1999	Southwest, Midwest	388,168	Owned
Salina, Kansas	1971	West, Midwest	413,500	Owned
Delaware, Ohio	1972	Midwest	480,100	Owned
Thomson, Georgia	1999	Southeast	374,400	Owned

Master PDQ® Warehouse:
Andersonville, Tennessee	1998	All	113,300	Leased

PDQ® Warehouses:
Youngwood, Pennsylvania	1998	East	48,320	Leased
Riverside, Missouri	1999	West	43,912	Leased
Temple, Texas	1999	Southwest	61,343	Leased
Altamonte Springs, Florida	1996	Central and Northeast Florida	10,000	Owned
Jacksonville, Florida	1997	Southeastern Georgia	12,712	Owned
Tampa, Florida	1997	West Central Florida	10,000	Owned
Haileah, Florida	1997	South Florida	12,500	Owned
West Palm Beach, Florida	1998	Southeastern Florida, South Alabama and Southeastern Mississippi	13,300	Leased
Mobile, Alabama	1998	Florida Panhandle	10,000	Owned
Atlanta, Georgia	1999	Georgia	16,786	Leased
Tallahassee, Florida	1999	Northwest Florida	10,000	Owned
Fort Myers, Florida	1999	Southwest Florida	14,330	Owned
Brooklyn Heights, Ohio	2008	Cleveland, Ohio	22,000	Leased
Chicago, Illinois	2009	Mid-West	42,600	Leased
Rochester, New York	2009	Northeast	40,000	Leased
Leicester, Massachusetts	2009	Northeast	34,200	Leased
Washington, DC	2009	East	33,124	Leased
Houston, Texas	2009	Southwest	36,340	Leased
Denver, Colorado	2009	West	25,400	Leased
West Deptford, New Jersey	2009	East	33,029	Leased
Indianapolis, Indiana	2010	Mid-West	37,850	Leased
Durham, North Carolina	2010	East	41,652	Leased

Corporate/Administrative Offices:
Roanoke, Virginia	2002	All	256,391	Leased
Minneapolis, Minnesota	2008	All	51,674	Leased

AI Properties:
Norton, Massachusetts	2006	AI corporate office	30,000	Leased
Norton, Massachusetts	2006	Primarily Northeast and Mid-Atlantic	317,500	Leased

(1)	Square footage amounts exclude adjacent office space.

At December 31, 2011, we owned 731 of our stores and leased 2,931 stores. The expiration dates, including the exercise of renewal options, of the store leases are summarized as follows:

Years	AAP Stores	AI Stores	Total
2012	22	24	46
2013-2017	259	52	311
2018-2022	571	82	653
2023-2032	754	44	798
2033-2042	995	—	995
2043-2069	128	—	128
	2,729	202	2,931

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

Our Western Auto subsidiary, together with other defendants including automobile manufacturers, automotive parts manufacturers and other retailers, has been named as a defendant in lawsuits alleging injury as a result of exposure to asbestos-containing products. We and some of our other subsidiaries also have been named as defendants in many of these lawsuits. The plaintiffs have alleged that these products were manufactured, distributed and/or sold by the various defendants. These products have primarily included brake parts. Many of the cases pending against us or our subsidiaries are in the early stages of litigation. The damages claimed against the defendants in some of these proceedings are substantial. Additionally, some of the automotive parts manufacturers named as defendants in these lawsuits have declared bankruptcy, which will limit plaintiffs' ability to recover monetary damages from those defendants. Although we diligently defend against these claims, we may enter into discussions regarding settlement of these and other lawsuits, and may enter into settlement agreements, if we believe settlement is in the best interests of the Company and our shareholders. We also believe that many of these claims are at least partially covered by insurance. Based on discovery to date, we do not believe the cases currently pending will have a material adverse effect on us. However, if we were to incur an adverse verdict in one or more of these claims and were ordered to pay damages that were not covered by insurance, these claims could have a material adverse effect on our operating results, financial position and cash flows. If the number of claims filed against us or any of our subsidiaries alleging injury as a result of exposure to asbestos-containing products increases substantially, the costs associated with concluding these claims, including damages resulting from any adverse verdicts, could have a material adverse effect on our operating results, financial position and cash flows in future periods.

Item 4. Reserved.

None.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed on the New York Stock Exchange, or NYSE, under the symbol "AAP." The table below sets forth the high and low sale prices per share for our common stock, as reported by the NYSE, for the fiscal periods indicated.

	High	Low
Fiscal Year Ended December 31, 2011
Fourth Quarter	$71.69	$59.25
Third Quarter	$63.59	$49.50
Second Quarter	$72.32	$55.15
First Quarter	$68.85	$60.09

Fiscal Year Ended January 1, 2011
Fourth Quarter	$69.51	$58.28
Third Quarter	$60.21	$51.30
Second Quarter	$53.21	$42.19
First Quarter	$46.34	$38.38

The closing price of our common stock on February 25, 2012 was $84.58. At February 25, 2012, there were 293 holders of record of our common stock (which does not include the number of individual beneficial owners whose shares were held on their behalf by brokerage firms in street name).

Our Board of Directors has declared a $0.06 per share quarterly cash dividend since Fiscal 2006. Any payments of dividends in the future will be at the discretion of our Board of Directors and will depend upon our results of operations, cash flows, capital requirements and other factors deemed relevant by our Board of Directors.

The following table sets forth information with respect to repurchases of our common stock for the fourth quarter ended December 31, 2011 (amounts in thousands, except per share amounts);

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs (2)
October 9, 2011 to November 5, 2011	1	$66.07	—	$200,032
November 6, 2011 to December 3, 2011	28	68.22	—	200,032
December 4, 2011 to December 31, 2011	—	—	—	200,032

Total	29	$68.12	—	$200,032

(1)
We repurchased 29,000 shares of our common stock at an aggregate cost of $2.0 million, or an average purchase price of $68.12 per share, in connection with the net settlement of shares issued as a result of the vesting of restricted stock during the fourth quarter ended December 31, 2011. We did not repurchase any shares under our $300 million stock repurchase program during our fourth quarter ended December 31, 2011.

(2)	Our stock repurchase program authorizing the repurchase of up to $300 million in common stock was authorized by our Board of Directors and publicly announced on August 9, 2011.

Stock Price Performance

The following graph shows a comparison of the cumulative total return on our common stock, the Standard & Poor's 500 Index and the Standard & Poor's 500 Retail Index. The graph assumes that the value of an investment in our common stock and in each such index was $100 on December 30, 2006, and that any dividends have been reinvested. The comparison in the graph below is based solely on historical data and is not intended to forecast the possible future performance of our common stock.

COMPARISON OF CUMULATIVE TOTAL RETURN AMONG
ADVANCE AUTO PARTS, INC., S&P 500 INDEX
AND S&P 500 RETAIL INDEX

Company/Index	December 30, 2006	December 29, 2007	January 3, 2009	January 2, 2010	January 1, 2011	December 31, 2011
Advance Auto Parts	$100.00	$108.00	$97.26	$116.01	$190.41	$201.18
S&P 500 Index	100.00	104.24	65.70	78.62	88.67	88.67
S&P Retail Index	100.00	82.15	58.29	82.36	101.84	104.81

Item 6.    Selected Consolidated Financial Data.

The following table sets forth our selected historical consolidated statement of operations, balance sheet, cash flows and other operating data. Included in this table are key metrics and operating results used to measure our financial progress. The selected historical consolidated financial and other data (excluding the Selected Store Data and Performance Measures) at December 31, 2011 and January 1, 2011 and for the three years ended December 31, 2011 have been derived from our audited consolidated financial statements and the related notes included elsewhere in this report. The historical consolidated financial and other data at January 2, 2010, January 3, 2009 and December 29, 2007 and for the years ended January 3, 2009 and December 29, 2007 have been derived from our audited consolidated financial statements and the related notes that have not been included in this report. You should read this data along with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and our consolidated financial statements and the related notes included elsewhere in this report.

	Fiscal Year (1)
	2011	2010	2009	2008	2007
	(in thousands, except per share data, store data and ratios)

Statement of Operations Data:
Net Sales	$6,170,462	$5,925,203	$5,412,623	$5,142,255	$4,844,404
Cost of sales (2)	3,101,172	2,963,888	2,768,397	2,743,131	2,585,665
Gross Profit	3,069,290	2,961,315	2,644,226	2,399,124	2,258,739
Selling, general and administrative expenses	2,404,648	2,376,382	2,189,841	1,984,197	1,842,310
Operating income	664,642	584,933	454,385	414,927	416,429
Interest expense	(30,949)	(26,861)	(23,337)	(33,729)	(34,809)
Other income (expense), net	(457)	(1,017)	607	(506)	1,014
Income before provision for income taxes	633,236	557,055	431,655	380,692	382,634
Income tax expense	238,554	211,002	161,282	142,654	144,317
Net income	$394,682	$346,053	$270,373	$238,038	$238,317

Per Share Data:
Net income per basic share	$5.21	$4.00	$2.85	$2.51	$2.29
Net income per diluted share	5.11	3.95	2.83	2.49	2.28
Cash dividends declared per basic share	0.24	0.24	0.24	0.24	0.24
Weighted average basic shares outstanding	75,620	86,082	94,459	94,655	103,826
Weighted average diluted shares outstanding	77,071	87,155	95,113	95,205	104,637

Cash flows provided by (used in):
Operating activities	$828,849	$666,159	$699,690	$478,739	$410,542
Investing activities	(289,974)	(199,350)	(185,539)	(181,609)	(202,143)
Financing activities	(540,183)	(507,618)	(451,491)	(274,426)	(204,873)

Balance Sheet and Other Financial Data:
Cash and cash equivalents	$57,901	$59,209	$100,018	$37,358	$14,654
Inventory	2,043,158	1,863,870	1,631,867	1,623,088	1,529,469
Inventory turnover (3)	1.59	1.70	1.70	1.74	1.73
Inventory per store (4)	578	523	477	482	469
Accounts payable to Inventory ratio (5)	80.9%	71.0%	61.2%	57.2%	55.1%
Net working capital (6)	$105,945	$276,222	$421,591	$442,632	$456,897
Capital expenditures	268,129	199,585	192,934	184,986	210,600
Total assets	3,655,754	3,354,217	3,072,963	2,964,065	2,805,566
Total debt	415,984	301,824	204,271	456,164	505,672
Total net debt (7)	358,083	252,171	113,781	439,394	521,018
Total stockholders' equity	847,914	1,039,374	1,282,365	1,075,166	1,023,795

	Fiscal Year (1)
	2011	2010	2009	2008	2007
	(in thousands, except per share data, store data and ratios)

Selected Store Data and Performance Measures:
Comparable store sales growth (8)	2.2%	8.0%	5.3%	1.5%	0.7%
Number of stores at beginning of year	3,563	3,420	3,368	3,261	3,082
New stores	104	148	107	127	196
Closed stores	(5)	(5)	(55)	(20)	(17)
Number of stores, end of period	3,662	3,563	3,420	3,368	3,261
Relocated stores	10	12	10	10	29
Stores with commercial delivery program, end of period	3,326	3,212	3,024	2,880	2,712
Total commercial sales, as a percentage of total sales (in 000s)	37.0%	34.2%	32.0%	29.5%	26.6%
Average net sales per store (in 000s) (9)	$1,708	$1,697	$1,595	$1,551	$1,527
Operating income per store (in 000s) (10)	184	168	134	125	131
Gross margin return on inventory (11)	6.60	5.05	3.98	3.47	3.29
Total store square footage, end of period (in 000s)	26,663	25,950	24,973	24,711	23,982

(1)	Our fiscal year consists of 52 or 53 weeks ending on the Saturday nearest to December 31st. All fiscal years presented are 52 weeks, with the exception of Fiscal 2008 which consisted of 53 weeks.

(2)	Cost of sales includes a non-cash inventory adjustment of $37,500 recorded in Fiscal 2008 due to a change in our inventory management approach for slow moving inventory.

(3)	Inventory turnover is calculated as cost of sales divided by the average of beginning and ending inventories.

(4)	Inventory per store is calculated as ending inventory divided by ending store count.

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

Introduction

We are a leading specialty retailer of automotive aftermarket parts, accessories, batteries and maintenance items primarily operating within the United States. Our stores carry an extensive product line for cars, vans, sport utility vehicles and light trucks. We serve both DIY and Commercial customers. Our Commercial customers consist primarily of delivery customers for whom we deliver product from our store locations to our Commercial customers' places of business, including independent garages, service stations and auto dealers. At December 31, 2011, we operated 3,662 stores throughout 39 states, Puerto Rico and the Virgin Islands.

We operate in two reportable segments: Advance Auto Parts, or AAP, and Autopart International, or AI. The AAP segment is comprised of our store operations within the Northeastern, Southeastern and Midwestern regions of the United States, Puerto Rico and the Virgin Islands which operate under the trade names “Advance Auto Parts,” “Advance Discount Auto Parts” and “Western Auto.” At December 31, 2011, we operated 3,460 stores in the AAP segment, of which 3,434 stores operated under the trade names “Advance Auto Parts” and “Advance Discount Auto Parts” throughout 39 states in the Northeastern, Southeastern and Midwestern regions of the United States. Our AAP stores offer a broad selection of brand name and proprietary automotive replacement parts, accessories and maintenance items for domestic and imported cars and light trucks. In addition, we operated 26 stores under the “Advance Auto Parts” and “Western Auto” trade names, located in Puerto Rico and the Virgin Islands, or Offshore. The AAP segment also includes our e-commerce operations.

At December 31, 2011, we operated 202 stores in the AI segment under the “Autopart International” trade name. AI's business serves the Commercial market from its store locations primarily in the Northeastern and Mid-Atlantic regions of the United States and Florida. In addition, its North American Sales Division services warehouse distributors and jobbers throughout North America.

Management Overview

We generated earnings per diluted share, or diluted EPS, of $5.11 during Fiscal 2011 compared to $3.95 for Fiscal 2010. The increase in our diluted EPS was driven by an increase in our operating income and the repurchase of shares of our common stock. Our overall financial results steadily improved throughout Fiscal 2011 primarily due to improving sales trends and decrease of our selling, general and administrative ("SG&A") expense rate. We believe our strong financial results have been driven by favorable industry dynamics, adjustments we made earlier in the year to slow the pace and breadth of change from the implementation of our strategic initiatives and the benefits from the investments we have made over the last several years to support our Service Leadership and Superior Availability strategies.

Our SG&A rate decreased as a result of less incentive compensation, productivity improvements from our new variable store labor model, which enables us to better staff our stores to customer demand, and a focused reduction in administrative expenses partially offset by additional costs associated with initiatives under our two key strategies and increased advertising. Partially offsetting our SG&A leverage during Fiscal 2011 was a slightly lower gross profit rate.This decrease in gross profit rate compared to Fiscal 2010 was due to a number of internal and external factors, including higher shrink expense, additional supply chain costs associated with our supply chain investments and commodity price inflation combined with the timing of retail price changes.

The 24% increase in our operating cash flow in Fiscal 2011 compared to the prior year allowed us to repurchase shares of our common stock and invest in capital improvements and initiatives to support our strategies.  As discussed in the Business Update below, we remain committed to investing in our two key strategies.

Fiscal 2011 Highlights

Highlights from our Fiscal 2011 include:

Financial

•	Total sales during Fiscal 2011 increased 4.1% to $6,170.5 million as compared to Fiscal 2010, primarily driven by a 2.2% increase in comparable store sales and the addition of 99 net new stores.

•
Our operating income increased $79.7 million in Fiscal 2011 compared to the prior year and increased as a percentage of total sales by 90 bps due to the leverage of our SG&A rate partially offset by a lower gross profit rate.

•	Our inventory balance as of December 31, 2011 increased $179.3 million, or 9.6%, over the prior year driven primarily by our Superior Availability initiatives and new store growth.

•
We generated operating cash flow of $828.8 million during Fiscal 2011, primarily due to the increase in our net income, an increase in accounts payable and fluctuations in other working capital balances.

•	We used available cash and borrowings to repurchase 9.9 million shares of our common stock under our stock repurchase program at a cost of $609.7 million.

Other

•	Subsequent to Fiscal 2011, in January 2012 we issued $300 million of senior unsecured notes, due in 2022, with an interest rate of 4.50%.

Business Update

In Fiscal 2011, we increased our focus on differentiating Advance from our competition through our commitment to exceptional service which is reflected in our new customer promise – 'Service is our best part®' – and the simplification of our previous four key strategies into two strategies – Service Leadership and Superior Availability. Superior Availability centers around product availability and maximizing the speed, reliability and efficiency of our supply chain. Service Leadership leverages our product availability in addition to more consistent execution to strengthen our integrated operating approach of serving our DIY and Commercial customers whether in our stores or on-line. Through these two key strategies, we believe we can continue to build on the initiatives discussed below and produce favorable financial results over the long-term.

Our Commercial sales, as a percentage of total sales, increased to 37% for Fiscal 2011 as compared to 34% in Fiscal 2010. Since 2008 we completed incremental investments in additional parts professionals, delivery trucks and drivers in a significant number of our AAP stores with Commercial programs. We decelerated the pace of these investments during Fiscal 2011 to focus and achieve better execution in those areas we believe have a direct impact on customer satisfaction for both our Commercial and DIY customers such as labor scheduling, training, commercial delivery speed and accuracy and increased advertising. Our e-commerce operations continue to supplement our store sales growth through an increase in DIY sales from our AdvanceAutoParts.com website and more recently through the added capability for our Commercial customers to order product on-line. On an ongoing basis, we closely monitor independent customer satisfaction scores for both Commercial and DIY customers as a measure of customer service and product availability.

Our Commercial and DIY sales and total gross profit have benefited from our added parts availability and merchandising initiatives. We continue to expand our supply chain network to increase our ability to get the right product to our customers in a timely manner. We upgraded the inventory levels in 814 of our stores during Fiscal 2011 and added 68 stores to our HUB store network during Fiscal 2011 bringing the total number of HUBs to 294. Our HUB stores stock a wider selection and greater supply of inventory and provide same-day delivery to our other stores or customers in their respective areas. We plan to open our ninth AAP distribution center in Remington, Indiana during the third quarter of Fiscal 2012. This new facility will provide productivity improvements resulting from the added capacity and a more advanced distribution system. We continue to increase the amount of product we source globally, which we believe will improve our gross profit across numerous product categories and allow us to more quickly source the products our customers need.

We anticipate that the pace of our growth in Commercial will continue to exceed the pace of our DIY growth. The continued growth in our Commercial sales emphasizes our focus on an integrated service model and our goal of achieving a 50/50 mix of Commercial and DIY sales. We believe our current initiatives are key for our long-term sales growth and improvement in our gross profit rate. Combined with our focus on balancing support and discretionary expenses with the additional cost of investments in our key strategies, we are committed to achieving our longer-term growth and profitability goals.

Automotive Aftermarket Industry

The automotive aftermarket industry remains strong despite volatility in the overall economic environment. Favorable industry dynamics include:

•	increase in number and average age of vehicles;

•	lower new car sales versus the ten-year average;

•	long-term expectation that miles driven will increase based on historical trends; and

•	fragmented commercial market.

Conversely, there are a number of factors which are negatively affecting the automotive aftermarket industry and include:

•	higher gas prices;

•	near-term downward trend in miles driven; and

•	overall reduction in discretionary spending on elective maintenance and other accessories.

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

Store Development by Segment

The following table sets forth the total number of new, closed and relocated stores and stores with Commercial delivery programs during Fiscal 2011, 2010 and 2009 by segment. We lease approximately 80% of our AAP stores. We lease 100% of our AI stores. All of our AI stores have Commercial delivery programs.

AAP
	Fiscal Year
	2011	2010	2009
Number of stores, beginning of year	3,369	3,264	3,243
New stores	95	110	75
Closed stores	(4)	(5)	(54)
Number of stores, end of year	3,460	3,369	3,264
Relocated stores	7	9	6
Stores with commercial delivery programs	3,124	3,018	2,868

AI
	Fiscal Year
	2011	2010	2009
Number of stores, beginning of year	194	156	125
New stores	9	38	32
Closed stores	(1)	—	(1)
Number of stores, end of year	202	194	156
Relocated stores	3	3	4
Stores with commercial delivery programs	202	194	156

During Fiscal 2012, we anticipate adding 110 to 120 AAP stores and 10 to 20 AI stores and closing approximately 10 total stores.

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

Consolidated Results of Operations

The following table sets forth certain of our operating data expressed as a percentage of net sales for the periods indicated.

	Fiscal Year Ended
	December 31, 2011	January 1, 2011	January 2, 2010
Net sales	100.0%	100.0%	100.0%
Cost of sales, including purchasing and warehousing costs	50.3	50.0	51.1
Gross profit	49.7	50.0	48.9
Selling, general and administrative expenses	39.0	40.1	40.5
Operating income	10.8	9.9	8.4
Interest expense	(0.5)	(0.5)	(0.4)
Other, net	0.0	0.0	0.0
Provision for income taxes	3.9	3.6	3.0
Net income	6.4%	5.8%	5.0%

Fiscal 2011 Compared to Fiscal 2010

Net Sales

Net sales for Fiscal 2011 were $6,170.5 million, an increase of $245.3 million, or 4.1%, over net sales for Fiscal 2010. This growth was primarily due to an increase in comparable store sales and sales from AAP and AI stores opened within the last year.

AAP produced sales of $5,884.9 million, an increase of $193.8 million, or 3.4%, over Fiscal 2010. The AAP comparable store sales increase of 1.9% was driven by an increase in average sales per customer. AI produced sales of $301.1 million, an increase of $51.6 million, or 20.7%, over Fiscal 2010.

	2011			2010
	AAP	AI	Total	AAP	AI	Total
Comparable Store Sales %	1.9%	8.6%	2.2%	8.1%	7.0%	8.0%
Net Stores Opened	91	8	99	105	38	143

Gross Profit

Gross profit for Fiscal 2011 was $3,069.3 million, or 49.7% of net sales, as compared to $2,961.3 million, or 50.0% of net sales, in Fiscal 2010, a decrease of 24 basis points. This decrease in gross profit as a percentage of net sales was driven by increased shrink expense, supply chain deleverage due to investments in HUBs and higher fuel costs and commodity price inflation partially offset by improved merchandising and pricing capabilities (such as global sourcing and price optimization) and improved parts availability.

SG&A Expenses

SG&A expenses for Fiscal 2011 were $2,404.6 million, or 39.0% of net sales, as compared to $2,376.4 million, or 40.1% of net sales, for Fiscal 2010, a decrease of 114 basis points. This decrease as a percentage of net sales was primarily due to reduced incentive compensation as a result of lower comparable store sales growth compared to the prior year, store labor leverage resulting from productivity improvements driven by our new variable customer driven labor model, occupancy cost leverage and a decrease in administrative expenses partially offset by increased strategic investments and advertising. These investments included spending in the e-commerce and Commercial areas of our business in support of our Service Leadership and Superior Availability strategies.

Operating Income

Operating income for Fiscal 2011 was $664.6 million, representing 10.8% of net sales, as compared to $584.9 million, or 9.9% of net sales, for Fiscal 2010, an increase of 90 basis points. This increase was due to a lower SG&A rate partially offset by a slightly lower gross profit rate.

AAP produced operating income of $653.1 million, or 11.1% of net sales, for Fiscal 2011 as compared to $580.4 million, or 10.2% of net sales, for Fiscal 2010. AI generated operating income for Fiscal 2011 of $11.5 million as compared to $4.5 million for Fiscal 2010. AI's operating income increased during Fiscal 2011 primarily due to the leverage of SG&A as a result of its improved comparable store sales and decelerated pace of new store openings in Fiscal 2011.

Interest Expense

Interest expense for Fiscal 2011 was $30.9 million, or 0.5% of net sales, as compared to $26.9 million, or 0.5% of net sales, in Fiscal 2010. The increase in interest expense is primarily a result of the amortization of the previously recorded losses in accumulated other comprehensive loss over the remaining life of our interest rate swaps and higher average borrowings outstanding during Fiscal 2011 compared to Fiscal 2010. The interest rate swaps were associated with bank debt which we repaid near the beginning of our second quarter of Fiscal 2010.

Income Taxes

Income tax expense for Fiscal 2011 was $238.6 million, as compared to $211.0 million for Fiscal 2010. Our effective income tax rate was 37.7% and 37.9% for Fiscal 2011 and Fiscal 2010, respectively.

Net Income

Net income was $394.7 million, or $5.11 per diluted share, for Fiscal 2011 as compared to $346.1 million, or $3.95 per diluted share, for Fiscal 2010. As a percentage of net sales, net income for Fiscal 2011 was 6.4%, as compared to 5.8% for Fiscal 2010. The increase in diluted EPS was primarily driven by an increase in net income and our repurchase of 9.9 million shares of our common stock in Fiscal 2011.

Fiscal 2010 Compared to Fiscal 2009

We have presented our financial results in this Form 10-K in conformity with accounting principles generally accepted in the United States (GAAP). Accordingly, our financial results for Fiscal 2009 include the financial impact resulting from the closure of 45 stores in connection with our store divestiture plan. Charges taken as a result of these closures had the effect of reducing EPS by $0.17 in Fiscal 2009.

Net Sales

Net sales for Fiscal 2010 were $5,925.2 million, an increase of $512.6 million, or 9.5%, over net sales for Fiscal 2009. This growth was primarily due to an increase in comparable store sales and sales from new AAP and AI stores opened during Fiscal 2010.

AAP produced sales of $5,691.1 million, an increase of $472.8 million, or 9.1%, over Fiscal 2009. The AAP comparable store sales increase was driven by an increase in average ticket sales as well as an increase in overall customer traffic. AI produced sales of $249.5 million, an increase of $46.9 million, or 23.2%, over Fiscal 2009.

	2010			2009
	AAP	AI	Total	AAP	AI	Total
Comparable Store Sales %	8.1%	7.0%	8.0%	5.1%	9.9%	5.3%
Net Stores Opened	105	38	143	21	31	52

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

AAP produced operating income of $580.4 million, or 10.2% of net sales, for Fiscal 2010 as compared to $446.8 million, or 8.6% of net sales, for Fiscal 2009. AI generated operating income for Fiscal 2010 of $4.5 million as compared to $7.6 million for Fiscal 2009. AI's operating income decreased during Fiscal 2010 primarily due to a lower gross profit rate as well as higher SG&A expenses associated with the acceleration of new store openings.

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

Net Income

Net income was $346.1 million, or $3.95 per diluted share, for Fiscal 2010 as compared to $270.4 million, or $2.83 per diluted share, for Fiscal 2009. As a percentage of net sales, net income for Fiscal 2010 was 5.8%, as compared to 5.0% for Fiscal 2009. The increase in diluted earnings per share was primarily due to growth in our operating income and the decrease in our average share count as a result of our repurchase of 13.0 million shares of our common stock in Fiscal 2010.

Quarterly Consolidated Financial Results (in thousands, except per share data)

	16-Weeks Ended 4/24/10	12-Weeks Ended 7/17/10	12-Weeks Ended 10/9/10	12-Weeks Ended 1/1/11	16-Weeks Ended 4/23/2011	12-Weeks Ended 7/16/2011	12-Weeks Ended 10/8/2011	12-Weeks Ended 12/31/2011
Net Sales	$1,830,606	$1,417,956	$1,406,511	$1,270,130	$1,898,063	$1,479,839	$1,464,988	$1,327,572
Gross profit	910,777	715,268	707,785	627,485	958,201	735,848	724,503	650,738
Net income	109,431	100,911	87,598	48,113	109,583	113,107	105,553	66,439

Net income per share:
Basic	$1.20	$1.18	$1.04	$0.58	$1.37	$1.48	$1.43	$0.92
Diluted	$1.19	$1.16	$1.03	$0.57	$1.35	$1.46	$1.41	$0.90

Liquidity and Capital Resources

Overview

Our primary cash requirements to maintain our current operations include payroll and benefits, the purchase of inventory, contractual obligations, capital expenditures and the payment of income taxes. In addition, we have used available funds to repay borrowings under our revolving credit facility, periodically repurchase shares of our common stock under our stock repurchase programs and for the payment of quarterly cash dividends. We have funded these requirements primarily through cash generated from operations, supplemented by borrowings under our credit facilities and notes offering as needed. We believe funds generated from our expected results of operations, available cash and cash equivalents, and available borrowings under our revolving credit facility will be sufficient to fund our primary obligations for the next fiscal year.

At December 31, 2011, our cash and cash equivalents balance was $57.9 million, a decrease of $1.3 million compared to January 1, 2011 (the end of Fiscal 2010). This decrease in cash primarily resulted from the repurchase of shares of our common stock and the purchase of property and equipment partially offset by cash inflow from operations and borrowings under our revolving credit facility. Additional discussion of our cash flow results, including the comparison of Fiscal 2011 activity to Fiscal 2010, is set forth in the Analysis of Cash Flows section.

At December 31, 2011, our outstanding indebtedness was $416.0 million, or $114.2 million higher when compared to January 1, 2011, and consisted of borrowings of $115.0 million under our revolving credit facility, $298.9 million under our senior unsecured notes, $1.9 million outstanding on an economic development note and $0.2 million outstanding under other financing arrangements. Additionally, we had $96.6 million in letters of credit outstanding, which reduced the total availability under our revolving credit facility to $538.4 million. The letters of credit serve as collateral for our self-insurance policies and routine purchases of imported merchandise.

Capital Expenditures

Our primary capital requirements have been the funding of our continued new store openings, maintenance of existing stores, the construction and upgrading of distribution centers, and the development of both proprietary and purchased information systems. Our capital expenditures were $268.1 million in Fiscal 2011, or $68.5 million more than Fiscal 2010. During Fiscal 2011, we opened 95 AAP stores and 9 AI stores, remodeled 15 AAP and 3 AI stores and relocated 7 AAP and 3 AI stores.

Our future capital requirements will depend in large part on the number of and timing for new stores we open within a given year and the investments we make in information technology and supply chain networks. We anticipate adding 110 to 120 AAP stores and 10 to 20 AI stores and closing approximately 10 total stores during Fiscal 2012.

We also plan to make continued investments in the maintenance of our existing stores and additional investments in our supply chain, information technology and other capabilities to support our key strategies. In Fiscal 2012, we anticipate that our capital expenditures will be approximately $275.0 million to $300.0 million. These investments will be primarily driven by new store development, investments in our existing store base and investments under our Superior Availability and Service Leadership strategies, including supply chain and new systems. These expenditures include a new warehouse management system and costs associated with the completion of our Remington, IN distribution center scheduled to open in the third quarter of 2012.

Stock Repurchase Program

Our stock repurchase program allows us to repurchase our common stock on the open market or in privately negotiated transactions from time to time in accordance with the requirements of the SEC.

During Fiscal 2011, we repurchased 9.9 million shares of our common stock at an aggregate cost of $609.7 million, or an average price of $61.51 per share. At December 31, 2011, we had $200.0 million remaining under our $300.0 million stock repurchase program authorized by our Board of Directors on August 9, 2011. Additionally, during Fiscal 2011, we repurchased 0.1 million shares of our common stock at an aggregate cost of $6.5 million, or an average price of $63.72 per share, in connection with the net settlement of shares issued as a result of the vesting of restricted stock.

Dividend

Since Fiscal 2006, our Board of Directors has declared quarterly dividends of $0.06 per share to stockholders of record. Subsequent to December 31, 2011, our Board of Directors declared a quarterly dividend of $0.06 per share to be paid on April 6, 2012 to all common stockholders of record as of March 23, 2012.

Analysis of Cash Flows

A summary and analysis of our cash flows for Fiscal 2011, 2010 and 2009 is reflected in the table and following discussion.

	Fiscal Year
	2011	2010	2009
	(in millions)
Cash flows from operating activities	$828.8	$666.2	$699.7
Cash flows from investing activities	(290.0)	(199.4)	(185.5)
Cash flows from financing activities	(540.2)	(507.6)	(451.5)
Net increase (decrease) in cash and
cash equivalents	$(1.3)	$(40.8)	$62.7

Operating Activities

For Fiscal 2011, net cash provided by operating activities increased $162.7 million to $828.8 million. This net increase in operating cash flow was primarily due to:

•
a $87.6 million increase in cash flows from inventory, net of accounts payable, as a result of the continued increase in our accounts payable ratio in Fiscal 2011 combined with the deceleration of inventory growth during the second half of Fiscal 2011;

•	an increase in net income of $48.6 million; and

•	a $12.5 million increase in provision for deferred income taxes.

For Fiscal 2010, net cash provided by operating activities decreased $33.5 million to $666.2 million. This net decrease in operating cash flow was driven primarily by:

•
a $72.3 million decrease in cash flows from inventory, net of accounts payable, primarily due to the transition of certain vendors from our vendor financing program to accounts payable in Fiscal 2009 partially offset by an increase in our accounts payable ratio in Fiscal 2010;

•	a $26.1 million decrease in deferred income taxes; and

•	a $21.2 million decrease in cash flows resulting from routine fluctuations in other working capital.

Partially offsetting the decrease in cash flows for Fiscal 2010 was an increase in net income of $75.7 million.

Investing Activities

For Fiscal 2011, net cash used in investing activities increased by $90.6 million to $290.0 million. The increase in cash used was primarily driven by investments in our existing stores, supply chain and information technology as well as the acquisition of two small technology companies in support of our e-commerce strategy. The majority of the increase in our supply chain investments is related to the completion of our Remington distribution center.

For Fiscal 2010, net cash used in investing activities increased by $13.8 million to $199.4 million. The increase in cash used was primarily due to an increase in new store development expenditures, information technology investments, and a decrease in proceeds from sales of property and equipment.

Financing Activities

For Fiscal 2011, net cash used in financing activities increased by $32.6 million to $540.2 million. Cash used in financing activities increased as a result of:

•	a $31.2 million decrease in financed vendor accounts payable; and

•	a $21.6 million decrease in proceeds from the issuance of common stock related to the exercise of share-based compensation awards.

Partially offsetting these decreases was an increase of $16.2 million in net borrowings.

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

•	a $103.9 million decrease in cash flow from financed vendor accounts payable.

Long-Term Debt

Bank Debt

On May 27, 2011, we entered into a new $750.0 million unsecured five-year revolving credit facility with our wholly-owned subsidiary, Advance Stores Company, Incorporated, or Stores, serving as the borrower. This new facility replaced our previous revolving credit facility. Proceeds from the new revolving credit facility were used to repay $165.0 million of principal outstanding on our previous revolving credit facility. In conjunction with this refinancing, we incurred $3.7 million of financing costs which we will amortize over the term of the new revolving credit facility. The revolving credit facility also provides for the issuance of letters of credit with a sub-limit of $300.0 million, and swingline loans in an amount not to exceed $50.0 million. We may request, subject to agreement by one or more lenders, that the total revolving commitment be increased by an amount not exceeding $250.0 million (up to a total commitment of $1 billion) during the term of the revolving credit facility. Voluntary prepayments and voluntary reductions of the revolving balance are permitted in whole or in part, at our option, in minimum principal amounts as specified in the revolving credit facility. The revolving credit facility matures on May 27, 2016.

As of December 31, 2011, we had $115.0 million outstanding under our revolving credit facility, and had letters of credit outstanding of $96.6 million, which reduced the availability under the revolving credit facility to $538.4 million. (The letters of credit generally have a term of one year or less.)

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

Our revolving credit facility contains covenants restricting our ability to, among other things:  (1) create, incur or assume additional debt, (2) incur liens or engage in sale-leaseback transactions, (3) make loans and investments (including acquisitions), (4) guarantee obligations, (5) engage in certain mergers and liquidations, (6) change the nature of our business and the business conducted by our subsidiaries, (7) enter into certain hedging transactions, and (8) change our status as a holding company. We are also required to comply with financial covenants with respect to a maximum leverage ratio and a minimum consolidated coverage ratio. We were in compliance with our covenants in place at December 31, 2011 and January 1, 2011, respectively. Our revolving credit facility also provides for customary events of default, covenant defaults and cross-defaults to other material indebtedness.

Senior Unsecured Notes

Our 5.75% senior unsecured notes, the 2020 Notes, were issued in April 2010 at 99.587% of the principal amount of $300 million and are due May 1, 2020. We served as the issuer of the 2020 Notes with certain of our domestic subsidiaries currently serving as subsidiary guarantors. The terms of the 2020 Notes are governed by an indenture and supplemental indentures (collectively the “Indenture”) among us, the subsidiary guarantors and Wells Fargo Bank, National Association, as Trustee.

The 2020 Notes bear interest at a rate of 5.75% per year payable semi-annually in arrears on May 1 and November 1 of each year. We may redeem some or all of the 2020 Notes at any time or from time to time, at the redemption price described in the Indenture. In addition, in the event of a Change of Control Triggering Event (as defined in the Indenture), we will be required to offer to repurchase the 2020 Notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest to the repurchase date. The 2020 Notes are currently fully and unconditionally guaranteed, jointly and severally, on an unsubordinated and unsecured basis by certain of our domestic subsidiaries. We will be permitted to release guarantees without the consent of holders of the 2020 Notes under the circumstances described in the Indenture.

Subsequent to December 31, 2011, we entered into an underwriting agreement on January 11, 2012 pursuant to which we sold $300 million aggregate principal amount of 4.50% Notes due January 15, 2022, the 2022 Notes, at a public offering price of 99.968% of the principal amount per note. The 2022 Notes bear interest at a rate of 4.50% per year payable semi-annually in arrears on January 15 and July 15 of each year, commencing on July 15, 2012. The terms of the 2022 Notes are also governed by the Indenture and contain similar redemption, repurchase and guarantee terms as the 2020 Notes.

We received approximately $297.5 million in net proceeds from the 2022 Notes offering, after deducting underwriting discounts and commissions and offering expenses payable by us. We used a portion of the net proceeds from this offering to repay indebtedness outstanding under our revolving credit facility. The remaining proceeds will be used for general corporate purposes. The 2022 Notes offering was part of our capital structure plan to continue to improve our financial foundation by securing longer term funding at favorable terms to help fund our future growth.

As of December 31, 2011, we had a credit rating from Standard & Poor’s of BBB- and from Moody’s Investor Service of Baa3. The current outlooks by Standard & Poor’s and Moody’s are both stable. The current pricing grid used to determine our borrowing rate under our revolving credit facility is based on our credit ratings. If these credit ratings decline, our interest rate on outstanding balances may increase. Conversely, if these credit ratings improve, our interest rate may decrease. In addition, if our credit ratings decline, our access to financing may become more limited.

Off-Balance-Sheet Arrangements

As of December 31, 2011, we had no off-balance-sheet arrangements as defined in Regulation S-K Item 303 of the SEC regulations. We include other off-balance-sheet arrangements in our contractual obligations table including operating lease payments, interest payments on our notes and revolving credit facility and letters of credit outstanding.

Contractual Obligations

In addition to our Notes and revolving credit facility, we utilize operating leases as another source of financing. The amounts payable under these operating leases are included in our schedule of contractual obligations. Our future contractual obligations related to long-term debt, operating leases and other contractual obligations at December 31, 2011 were as follows:

		Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(in thousands)
Long-term debt (1)	$417,062	$848	$1,214	$115,000	$300,000
Interest payments	157,659	19,805	40,043	40,753	57,058
Operating leases (2)	2,170,042	307,660	521,145	445,169	896,068
Other long-term liabilities (3)	204,829	—	—	—	—
	2,949,592	328,313	562,402	600,922	1,253,126

Note: For additional information refer to Note 6, Long-term Debt; Note 14, Income Taxes; Note 15, Lease Commitments; Note 16, Store Closures and Impairment; Note 17, Contingencies; and Note 18, Benefit Plans, in the Notes to Consolidated Financial Statements, included in Item 15, Exhibits, Financial Statement Schedules, of this Annual Report on Form 10-K. Our open purchase orders related to merchandise inventory are based on current operational needs and are fulfilled by our vendors within a short period of time. We currently do not have minimum purchase commitments under our vendor supply agreements nor are our open purchase orders binding agreements. Accordingly, we have excluded open purchase orders from the above table.

(1)
Long-term debt primarily represents the amount outstanding on our revolving credit facility which becomes due in Fiscal 2016 and the principal amount of our 5.75% Notes, which become due in Fiscal 2020. Subsequent to year end, we issued $300 million of 4.50% Notes, due in Fiscal 2022, which is not included in the above table.

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

(3)
Primarily includes the long-term portion of deferred income taxes, self-insurance liabilities, unrecognized income tax benefits, closed store liabilities and obligations for employee benefit plans for which no contractual payment schedule exists and we expect the payments to occur beyond 12 months from December 31, 2011. Accordingly, the related balances have not been reflected in the "Payments Due by Period" section of the table.

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

Vendor Incentives

We receive incentives in the form of reductions to amounts owed and/or payments from vendors related to cooperative advertising allowances, volume rebates and other promotional considerations. Many of these incentives are under long-term agreements (terms in excess of one year), while others are negotiated on an annual basis or less (short-term). Volume rebates and cooperative advertising allowances not offsetting in SG&A are earned based on inventory purchases and initially recorded as a reduction to inventory. These deferred amounts are included as a reduction to cost of sales as the inventory is sold. Cooperative advertising allowances provided as a reimbursement of specific, incremental and identifiable costs incurred to promote a vendor's products are included as an offset to SG&A when the cost is incurred. Certain of our vendor agreements contain purchase volume incentives that provide for increased funding when graduated purchase volumes are met. Amounts accrued throughout the year could be impacted if actual purchase volumes differ from projected annual purchase volumes. Total deferred vendor incentives included in inventory was $82.7 million and $72.0 million at December 31, 2011 and January 1, 2011, respectively.

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

Amounts received or receivable from vendors that are not yet earned are reflected as deferred revenue. Management's estimate of the portion of deferred revenue that will be realized within one year of the balance sheet date is included in Other current liabilities. Earned amounts that are receivable from vendors are included in Receivables, net except for that portion expected to be received after one year, which is included in Other assets, net. We regularly review the receivables from vendors to ensure they are able to meet their obligations. Historically, the change in our reserve for receivables related to vendor funding has not been significant. A 10% difference in our vendor incentives deferred in inventory at December 31, 2011 would have affected net income by approximately $5.2 million for the fiscal year ended December 31, 2011.

Inventory Reserves

Our inventory reserves consist of reserves for projected losses related to shrink and for potentially excess and obsolete inventory. An increase to our inventory reserves is recorded as an increase to our cost of sales. Conversely, a decrease to our inventory reserves is recorded as a decrease to our cost of sales. Our inventory reserves for Fiscal 2011, 2010 and 2009 were $30.8 million, $18.2 million and $28.5 million, respectively.

Shrink may occur due to theft, loss or inaccurate records for the receipt of merchandise, among other things.
We establish reserves for estimated store shrink based on results of completed independent physical inventories, results from other targeted inventory counts and historical and current loss trends. In our distribution facilities, we perform cycle counts throughout the year to measure actual shrink and to estimate reserve requirements. If estimates of our shrink reserves are inaccurate based on the inventory counts, we may be exposed to losses or gains that could be material.

Our inventory consists primarily of parts, batteries, accessories and other products used on vehicles that have reasonably long shelf lives. Although the risk of obsolescence is minimal, we also consider whether we may have excess inventory based on our current approach for effectively managing slower moving inventory. We strive to optimize the life cycle of our inventory to ensure our product availability reflects customer demand. We establish reserves for potentially excess and obsolete inventories based on (i) current inventory levels, (ii) the historical analysis of product sales and (iii) current market conditions. We have return rights with many of our vendors and the majority of excess inventory is returned to our vendors for full credit. In certain situations, we establish reserves when less than full credit is expected from a vendor or when liquidating product will result in retail prices below recorded costs.

Our total inventory reserves increased by $12.6 million in Fiscal 2011 primarily due to an increase in shrink during Fiscal 2011. Future changes by vendors in their policies or willingness to accept returns of excess inventory, changes in our inventory management approach for excess and obsolete inventory or failure by us to effectively manage the life cycle of our inventory could require us to revise our estimates of required reserves and result in a negative impact on our consolidated statement of operations. A 10% difference in actual inventory reserves at December 31, 2011 would have affected net income by approximately $1.9 million for the fiscal year ended December 31, 2011.

Warranty Reserves

We offer limited warranties on certain products that range from 30 days to lifetime warranties; the warranty obligation on the majority of merchandise sold by us with a manufacturer's warranty is borne by our vendors.  However, we have an obligation to provide customers free replacement of merchandise or merchandise at a prorated cost if under a warranty and not covered by the manufacturer. Merchandise sold with warranty coverage by us primarily includes batteries but may also include other parts such as brakes and shocks. We estimate and record a reserve for future warranty claims at the time of sale based on the historical return experience of the respective product sold. If claims experience differs from historical levels, revisions in our estimates may be required, which could have an impact on our consolidated statement of operations. To the extent vendors provide upfront allowances in lieu of accepting the obligation for warranty claims and the allowance is in excess of the related warranty expense, the excess is recorded as a reduction to cost of sales.

A 10% change in the warranty reserves at December 31, 2011 would have affected net income by approximately $2.4 million for the fiscal year ended December 31, 2011.

Self-Insurance Reserves

We are self-insured for general and automobile liability, workers' compensation and the health care claims of our Team Members, although we maintain stop-loss coverage with third-party insurers to limit our total liability exposure. Our self-insurance reserves for Fiscal 2011, 2010 and 2009 were $98.9 million, $97.1 million and $93.7 million, respectively. Historically, our total self-insurance reserves have steadily increased due to our continued growth, including an increase in stores, Team Members and Commercial delivery vehicles. While these factors continued to contribute to the overall increase in our self-insurance reserves in Fiscal 2011, we also experienced favorable claims development primarily related to our workers' compensation claims which helped to offset the increase.

Our self-insurance reserves consist of the estimated exposure for claims filed, claims incurred but not yet reported and projected future claims and is established using actuarial methods followed in the insurance industry and our historical claims experience. Specific factors include, but are not limited to, assumptions about health care costs, the severity of accidents and the incidence of illness and the average size of claims. Generally, claims for automobile and general liability and workers' compensation take several years to settle.

Effective January 1, 2011, we classified $50.3 million of our self-insurance liability as long-term because the timing of future payments is now more predictable based on the historical patterns and maturity of the program and is relied upon in determining the current portion of these liabilities. While we do not expect the amounts ultimately paid to differ significantly from our estimates, our self-insurance reserves and corresponding SG&A could be affected if future claim experience differs significantly from historical trends and actuarial assumptions. A 10% change in our self-insurance liabilities at December 31, 2011 would have affected net income by approximately $6.2 million for the fiscal year ended December 31, 2011.

Goodwill and Intangible Assets

We evaluate goodwill and indefinite-lived intangibles for impairment annually as of the first day of our fiscal fourth quarter or whenever events or changes in circumstances indicate the carrying value of the goodwill or other intangible asset may not be recoverable. We complete our impairment evaluation by combining information from our internal valuation analyses by reporting units, considering other publicly available market information and using an independent valuation firm. We determine fair value using widely accepted valuation techniques, including discounted cash flows and market multiple analyses. These types of analyses contain uncertainties because they require Management to make assumptions as a marketplace participant would and to apply judgment to estimate industry economic factors and the profitability of future business strategies of our company and our reporting units. These assumptions and estimates are a major component of the derived fair value of our reporting units. The margin of calculated fair value over the respective carrying value of our reporting units may not be indicative of the total company due to differences in the individual reporting units, including but not limited to size and projected growth.

It is our policy to conduct impairment testing based on our current business strategy in light of present industry and economic conditions, as well as our future expectations. We have not made any material changes in the accounting methodology we use to assess impairment loss during the past three fiscal years. We do not believe there is a reasonable likelihood there will be a material change in the future estimates or assumptions we use to test for impairment losses on goodwill. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to an impairment charge that could be material. A 10% change in our total goodwill and intangible assets outstanding at December 31, 2011 would have affected net income by approximately $6.7 million for the fiscal year ended December 31, 2011.

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

Management is required to make assumptions and apply judgment to estimate exposures associated with our various filing positions. Although Management believes that the judgments and estimates are reasonable, actual results could differ and we may be exposed to gains or losses that could be material. To the extent that actual results differ from our estimates, the effective tax rate in any particular period could be materially affected. Favorable tax developments would be recognized as a reduction in our effective tax rate in the period of resolution. Unfavorable tax developments would require an increase in our effective tax rate and a possible use of cash in the period of resolution. A 10% change in the tax reserves at December 31, 2011 would have affected net income by approximately $2.5 million for the fiscal year ended December 31, 2011.

New Accounting Pronouncements

For a description of recently announced accounting standards, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements, see New Accounting Pronouncements in Note 2 to the Consolidated Financial Statements in this Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures about Market Risks.

As of December 31, 2011, we have $298.9 million of senior unsecured notes outstanding with an interest rate of 5.75% due in 2020 and $115.0 million outstanding on our revolving credit facility which matures in May 2016. As a result of our borrowings under our revolving credit facility, we may be exposed to interest rate risk due to changes in LIBOR or other interest rates.

The table below presents principal cash flows and related weighted average interest rates on our revolving credit facility outstanding at December 31, 2011, by expected maturity dates. Weighted average variable rates are based on implied forward rates in the yield curve at December 31, 2011. Implied forward rates should not be considered a predictor of actual future interest rates.

	Fiscal 2012	Fiscal 2013	Fiscal 2014	Fiscal 2015	Fiscal 2016	Thereafter	Total	Fair Market Liability
	(dollars in thousands)
Variable rate	$—	$—	$—	$—	$115,000	$—	$115,000	$115,000
Weighted average interest rate	2.2%	2.3%	2.5%	3.1%	3.4%	—	2.6%	—

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

Management's Report on Internal Control over Financial Reporting

Management's Report on Internal Control over Financial Reporting is set forth in Part IV, Item 15 of this annual report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

For a discussion of our directors, executive officers and corporate governance, see the information set forth in the sections entitled “Proposal No. 1 - Election of Directors,” “Corporate Governance,” “Meetings and Committees of the Board,” “Information Concerning Our Executive Officers,” “Audit Committee Report,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our proxy statement for the 2012 annual meeting of stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2011 (the “2012 Proxy Statement”), which is incorporated herein by reference.

Item 11. Executive Compensation.

See the information set forth in the sections entitled “Meetings and Committees of the Board,” “Compensation Committee Report,” “Compensation Discussion and Analysis,” “Additional Information Regarding Executive Compensation” and “Non-Management Director Compensation” in the 2012 Proxy Statement, which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

See the information set forth in the sections entitled “Equity Compensation Plan Information Table” and "Security Ownership of Certain Beneficial Owners and Management" in the 2012 Proxy Statement, which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

See the information set forth in the sections entitled "Corporate Governance" and “Meetings and Committees of the Board” in the 2012 Proxy Statement, which is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

See the information set forth in the section entitled “2011 and 2010 Audit Fees” in the 2012 Proxy Statement, which is incorporated herein by reference.

PART IV

Item 15.     Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements

Management's Report on Internal Control over Financial Reporting	F-1

Audited Consolidated Financial Statements of Advance Auto Parts, Inc. and Subsidiaries for the years ended December 31, 2011, January 1, 2011 and January 2, 2010:
Reports of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets	F-4
Consolidated Statements of Operations	F-5
Consolidated Statements of Changes in Stockholders' Equity	F-6
Consolidated Statements of Cash Flows	F-7
Notes to the Consolidated Financial Statements	F-9

(2) Financial Statement Schedules

Report of Independent Registered Public Accounting Firm	F-40
Schedule I - Condensed Financial Information of the Registrant	F-41
Schedule II - Valuation and Qualifying Accounts	F-47

(3) Exhibits

The Exhibit Index following the signatures for this report is incorporated herein by reference.

Management's Report on Internal Control Over
Financial Reporting

Management of Advance Auto Parts, Inc. and its subsidiaries (collectively the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13(a) - 15(f) under the Securities Exchange Act of 1934, as amended. The Company's internal control over financial reporting is a process designed under the supervision of the Company's principal executive officer and principal financial officer, and effected by the Company's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

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

As of December 31, 2011, management, including the Company's principal executive officer and principal financial officer, assessed the effectiveness of the Company's internal control over financial reporting based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company's internal control over financial reporting as of December 31, 2011 is effective. Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Deloitte & Touche LLP, the Company's independent registered public accounting firm who audited the Company's consolidated financial statements, has issued an attestation report on the Company's internal control over financial reporting as of December 31, 2011 which is included on page F-3 herein.

/s/ Darren R. Jackson	/s/ Michael A. Norona
Darren R. Jackson	Michael A. Norona
President, Chief Executive Officer and Director	Executive Vice President and Chief Financial Officer

February 28, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Advance Auto Parts, Inc. and Subsidiaries
Roanoke, Virginia

We have audited the accompanying consolidated balance sheets of Advance Auto Parts, Inc. and subsidiaries (the "Company") as of December 31, 2011 and January 1, 2011, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Advance Auto Parts, Inc. and subsidiaries as of December 31, 2011 and January 1, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2012 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Richmond, Virginia
February 28, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Advance Auto Parts, Inc. and Subsidiaries
Roanoke, Virginia

We have audited the internal control over financial reporting of Advance Auto Parts, Inc. and subsidiaries (the "Company") as of December 31, 2011 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2011 of the Company and our report dated February 28, 2012 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Richmond, Virginia
February 28, 2012

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2011 and January 1, 2011
(in thousands, except per share data)

	December 31, 2011	January 1, 2011
Assets
Current assets:
Cash and cash equivalents	$57,901	$59,209
Receivables, net	140,007	124,227
Inventories, net	2,043,158	1,863,870
Other current assets	52,754	76,965
Total current assets	2,293,820	2,124,271
Property and equipment, net of accumulated depreciation of $983,622 and $927,564	1,223,099	1,143,170
Assets held for sale	615	1,472
Goodwill	76,389	34,387
Intangible assets, net	31,380	25,360
Other assets, net	30,451	25,557
	$3,655,754	$3,354,217
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$848	$973
Financed vendor accounts payable	—	31,648
Accounts payable	1,653,183	1,292,113
Accrued expenses	385,746	404,086
Other current liabilities	148,098	119,229
Total current liabilities	2,187,875	1,848,049
Long-term debt	415,136	300,851
Other long-term liabilities	204,829	165,943
Commitments and contingencies
Stockholders' equity:
Preferred stock, nonvoting, $0.0001 par value,
10,000 shares authorized; no shares issued or outstanding	—	—
Common stock, voting, $0.0001 par value, 200,000 shares authorized;
106,537 shares issued and 72,799 outstanding at December 31, 2011
and 105,682 shares issued and 81,956 outstanding at January 1, 2011	11	11
Additional paid-in capital	500,237	456,645
Treasury stock, at cost, 33,738 and 23,726 shares	(1,644,767)	(1,028,612)
Accumulated other comprehensive income (loss)	2,804	(1,597)
Retained earnings	1,989,629	1,612,927
Total stockholders' equity	847,914	1,039,374
	$3,655,754	$3,354,217

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2011, January 1, 2011 and January 2, 2010
(in thousands, except per share data)

	Fiscal Years
	2011	2010	2009

Net sales	$6,170,462	$5,925,203	$5,412,623
Cost of sales, including purchasing and warehousing costs	3,101,172	2,963,888	2,768,397
Gross profit	3,069,290	2,961,315	2,644,226
Selling, general and administrative expenses	2,404,648	2,376,382	2,189,841
Operating income	664,642	584,933	454,385
Other, net:
Interest expense	(30,949)	(26,861)	(23,337)
Other (expense) income, net	(457)	(1,017)	607
Total other, net	(31,406)	(27,878)	(22,730)
Income before provision for income taxes	633,236	557,055	431,655
Provision for income taxes	238,554	211,002	161,282
Net income	$394,682	$346,053	$270,373

Basic earnings per share	$5.21	$4.00	$2.85
Diluted earnings per share	$5.11	$3.95	$2.83

Average common shares outstanding	75,620	86,082	94,459
Average common shares outstanding - assuming dilution	77,071	87,155	95,113

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES CONSOLIDATD STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY For the Years Ended December 31, 2011, January 1, 2011 and January 2, 2010 (in thousands)
	Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock, at cost		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount		Shares	Amount
Balance, January 3, 2009	—	$—	103,000	$10	$335,991	8,148	$(291,114)	$(9,349)	$1,039,628	$1,075,166
Net income									270,373	270,373
Changes in net unrecognized other postretirement benefit costs, net of $246 tax								(384)		(384)
Unrealized gain on hedge arrangement, net of $1,815 tax								3,034		3,034
Comprehensive income										273,023
Issuance of shares upon the exercise of stock options			1,090		32,723					32,723
Tax benefit from share-based compensation					1,887					1,887
Issuance of restricted stock, net of forfeitures			110							—
Amortization of restricted stock balance					7,287					7,287
Share-based compensation					12,395					12,395
Stock issued under employee stock purchase plan			51		2,010					2,010
Treasury stock purchased						2,480	(100,062)			(100,062)
Cash dividends									(22,733)	(22,733)
Other					669					669
Balance, January 2, 2010	—	$—	104,251	$10	$392,962	10,628	$(391,176)	$(6,699)	$1,287,268	$1,282,365
Net income									346,053	346,053
Changes in net unrecognized other postretirement benefit costs, net of $205 tax								(439)		(439)
Unrealized gain on hedge arrangement, net of $1,257 tax								5,541		5,541
Comprehensive income										351,155
Issuance of shares upon the exercise of stock options			1,328	1	33,944					33,945
Tax benefit from share-based compensation					5,259					5,259
Issuance of restricted stock, net of forfeitures			62							—
Amortization of restricted stock balance					9,514					9,514
Share-based compensation					12,797					12,797
Stock issued under employee stock purchase plan			41		2,091					2,091
Treasury stock purchased						13,098	(637,436)			(637,436)
Cash dividends									(20,394)	(20,394)
Other					78					78
Balance, January 1, 2011	—	$—	105,682	$11	$456,645	23,726	$(1,028,612)	$(1,597)	$1,612,927	$1,039,374
Net income									394,682	394,682
Changes in net unrecognized other postretirement benefit costs, net of $98 tax								(152)		(152)
Unrealized loss on hedge arrangement, net of $163 tax								(254)		(254)
Amortization of unrecognized losses on interest rate swaps, net of $3,644 tax								4,807		4,807
Comprehensive income										399,083
Issuance of shares upon the exercise of stock options			739		12,159					12,159
Tax benefit from share-based compensation					9,565					9,565
Issuance of restricted stock, net of forfeitures			78							—
Amortization of restricted stock balance					8,023					8,023
Share-based compensation					11,530					11,530
Stock issued under employee stock purchase plan			38		2,234					2,234
Treasury stock purchased						10,012	(616,155)			(616,155)
Cash dividends									(17,980)	(17,980)
Other					81					81
Balance, December 31, 2011	—	$—	106,537	$11	$500,237	33,738	$(1,644,767)	$2,804	$1,989,629	$847,914
The accompanying notes to the consolidated financial statements are an integral part of these statements.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS For the Years Ended December 31, 2011, January 1, 2011 and January 2, 2010 (in thousands)
	Fiscal Years
	2011	2010	2009
Cash flows from operating activities:
Net income	$394,682	$346,053	$270,373
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	175,949	164,437	150,917
Share-based compensation	19,553	22,311	19,682
Loss on property and equipment, net	5,228	6,534	8,975
Other	1,098	1,106	360
Provision for deferred income taxes	53,037	40,503	66,622
Excess tax benefit from share-based compensation	(9,663)	(7,260)	(3,219)
Net (increase) decrease in:
Receivables, net	(15,372)	(31,667)	4,643
Inventories, net	(179,288)	(232,003)	(8,779)
Other assets	23,073	(13,105)	(15,694)
Net increase (decrease) in:
Accounts payable	360,678	325,839	174,944
Accrued expenses	(15,901)	38,715	20,778
Other liabilities	15,775	4,696	10,088
Net cash provided by operating activities	828,849	666,159	699,690
Cash flows from investing activities:
Purchases of property and equipment	(268,129)	(199,585)	(192,934)
Business acquisitions, net of cash acquired	(23,133)	—	—
Proceeds from sales of property and equipment	1,288	235	7,395
Net cash used in investing activities	(289,974)	(199,350)	(185,539)
Cash flows from financing activities:
Increase (decrease) in bank overdrafts	6,625	28	(11,060)
Decrease in financed vendor accounts payable	(31,648)	(444)	(104,294)
Issuance of senior unsecured notes	—	298,761	—
Payment of debt related costs	(3,656)	(4,572)	—
Early extinguishment of debt	—	(200,000)	—
Borrowings under credit facilities	1,435,200	75,000	173,400
Payments on credit facilities	(1,320,200)	(75,000)	(424,900)
Dividends paid	(18,554)	(21,051)	(22,803)
Proceeds from the issuance of common stock, primarily exercise of stock options	14,474	36,113	35,402
Excess tax benefit from share-based compensation	9,663	7,260	3,219
Repurchase of common stock	(631,149)	(622,442)	(100,062)
Other	(938)	(1,271)	(393)
Net cash used in financing activities	(540,183)	(507,618)	(451,491)
Net (decrease) increase in cash and cash equivalents	(1,308)	(40,809)	62,660
Cash and cash equivalents, beginning of period	59,209	100,018	37,358
Cash and cash equivalents, end of period	$57,901	$59,209	$100,018

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS For the Years Ended December 31, 2011, January 1, 2011 and January 2, 2010 (in thousands)
	Fiscal Years
	2011	2010	2009
Supplemental cash flow information:
Interest paid	$35,030	$15,782	$18,935
Income tax payments, net	170,541	164,987	126,391
Non-cash transactions:
Accrued purchases of property and equipment	35,648	43,365	28,838
Contingent consideration accrued on acquisitions	27,776	—	—
Changes in other comprehensive income	4,401	5,102	2,650
Declared but unpaid cash dividends	4,356	4,930	5,587
Repurchases of common stock not settled	—	14,994	—

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, January 1, 2011 and January 2, 2010
(in thousands, except per share data)

1.	Organization and Description of Business:

Advance Auto Parts, Inc. ("Advance") conducts all of its operations through its wholly owned subsidiary, Advance Stores Company, Incorporated ("Stores"), and its subsidiaries (collectively, the "Company"), all of which are 100% owned. The Company operates 3,662 stores within the United States, Puerto Rico and the Virgin Islands. The Company operates 3,434 stores throughout 39 states in the Northeastern, Southeastern and Midwestern regions of the United States under the "Advance Auto Parts" trade name except for certain stores in the State of Florida which operate under the "Advance Discount Auto Parts" trade name. These stores offer a broad selection of brand name and proprietary automotive replacement parts, accessories and maintenance items for domestic and imported cars and light trucks to do-it-yourself, or DIY, and do-it-for-me, or Commercial, customers. The Company offers delivery service to its Commercial customers' places of business, including independent garages, service stations and auto dealers, utilizing a fleet of vehicles to deliver product from its 3,124 store locations with delivery service. In addition, the Company operates 26 stores located in Puerto Rico and the Virgin Islands under the "Advance Auto Parts" and "Western Auto" trade names. Autopart International ("AI"), a subsidiary of Stores, operates 202 stores under the "Autopart International" trade name located primarily throughout the Northeastern and Mid-Atlantic regions of the United States and Florida.

2.	Summary of Significant Accounting Policies:

Accounting Period

The Company's fiscal year ends on the Saturday nearest the end of December, which results in an extra week every several years (the next 53 week fiscal year is 2014).

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

Cash, Cash Equivalents and Bank Overdrafts

Cash and cash equivalents consist of cash in banks and money market funds with original maturities of three months or less. Included in cash equivalents are credit card and debit card receivables from banks, which generally settle within two to four business days. Credit and debit card receivables included in Cash and cash equivalents at December 31, 2011 and January 1, 2011 were $27,456 and $21,149, respectively. Bank overdrafts consist of outstanding checks not yet presented to a bank for settlement, net of cash held in accounts with right of offset. Bank overdrafts of $16,181 and $9,556 are included in Other current liabilities at December 31, 2011 and January 1, 2011, respectively.

Receivables

Receivables, net consist primarily of accounts receivables from vendors and commercial customers. Vendor receivables are recorded based on amounts owed by the Company's suppliers as provided in incentive agreements and other overall terms of the Company's purchase agreements. The Company provides an allowance for doubtful accounts based upon factors related to the credit risk of specific customers or vendors, historical payment trends, current economic conditions and other relevant information regarding the debtor's ability to pay. The Company also extends credit to certain Commercial customers through a third-party provider of private label credit cards. Receivables under the private label credit card program are transferred to a third-party provider with the majority under no recourse.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, January 1, 2011 and January 2, 2010
(in thousands, except per share data)

Inventory

Inventory amounts are stated at the lower of cost or market. The cost of the Company's merchandise inventory is determined using the last-in, first-out ("LIFO") method. Under the LIFO method, the Company's cost of sales reflects the costs of the most recently purchased inventories, while the inventory carrying balance represents the costs relating to prices paid in prior years.

Vendor Incentives

The Company receives incentives in the form of reductions to amounts owed and/or payments from vendors related to cooperative advertising allowances, volume rebates and other promotional considerations. Many of these incentives are under long-term agreements (terms in excess of one year), while others are negotiated on an annual basis or less (short-term). Volume rebates and cooperative advertising allowances not offsetting in selling, general and administrative expenses, or SG&A, are earned based on inventory purchases and initially recorded as a reduction to inventory. These deferred amounts are included as a reduction to cost of sales as the inventory is sold. Cooperative advertising allowances provided as a reimbursement of specific, incremental and identifiable costs incurred to promote a vendor's products are included as an offset to SG&A when the cost is incurred. Total deferred vendor incentives included in Inventory, net was $82,660 and $71,999 at December 31, 2011 and January 1, 2011, respectively.

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

Amounts received or receivable from vendors that are not yet earned are reflected as deferred revenue in the accompanying consolidated balance sheets. Management's estimate of the portion of deferred revenue that will be realized within one year of the balance sheet date has been included in Other current liabilities in the accompanying consolidated balance sheets. Total deferred revenue was $7,248 and $8,018 at December 31, 2011 and January 1, 2011, respectively. Earned amounts that are receivable from vendors are included in Receivables, net except for that portion expected to be received after one year, which is included in Other assets, net on the accompanying consolidated balance sheets.

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

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, January 1, 2011 and January 2, 2010
(in thousands, except per share data)

The Company reevaluates these uncertain tax positions on a quarterly basis or when new information becomes available to management. The reevaluations are based on many factors, including but not limited to, changes in facts or circumstances, changes in tax law, successfully settled issues under audit, expirations due to statutes of limitations, and new federal or state audit activity. Any change in either the Company's recognition or measurement could result in the recognition of a tax benefit or an increase to the tax accrual.

The Company also follows guidance provided on derecognition of benefits, classification, interest and penalties, accounting in interim periods, disclosure and transition.  Refer to Note 14 for a further discussion of income taxes.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense, net of vendor promotional funds, was $84,656, $78,809 and $65,431 in Fiscal 2011, 2010 and 2009, respectively. Vendor promotional funds, which reduced advertising expense, amounted to $4,609 in Fiscal 2011. Prior to Fiscal 2011, the Company received no vendor promotional funds to reduce advertising expense.

Self-Insurance

The Company is self-insured for general and automobile liability, workers' compensation and health care claims of its employees, or Team Members, while maintaining stop-loss coverage with third-party insurers to limit its total liability exposure. Expenses associated with these liabilities are calculated for (i) claims filed, (ii) claims incurred but not yet reported and (iii) projected future claims using actuarial methods followed in the insurance industry as well as the Company's historical claims experience. Effective January 1, 2011, the Company classified $50,292 of its total self-insurance reserve as long-term because the timing of future payments is now more predictable based on the historical patterns and maturity of the program and is relied upon in determining the current portion of these liabilities. The Company includes the current and long-term portions of its self-insurance reserve in Accrued expenses and Other long-term liabilities, respectively.

The following table presents changes in the Company's total self-insurance reserves:

	December 31, 2011	January 1, 2011	January 2, 2010
Self-insurance reserves, beginning of period	$97,070	$93,706	$90,554
Additions to self-insurance reserves	105,379	113,859	102,571
Reserves utilized	(103,505)	(110,495)	(99,419)
Self-insurance reserves, end of period	$98,944	$97,070	$93,706

Warranty Liabilities

The warranty obligation on the majority of merchandise sold by the Company with a manufacturer's warranty is the responsibility of the Company's vendors.  However, the Company has an obligation to provide customers free replacement of merchandise or merchandise at a prorated cost if under a warranty and not covered by the manufacturer. Merchandise sold with warranty coverage by the Company primarily includes batteries but may also include other parts such as brakes and shocks. The Company estimates its warranty obligation at the time of sale based on the historical return experience, sales level and cost of the respective product sold. To the extent vendors provide upfront allowances in lieu of accepting the obligation for warranty claims and the allowance is in excess of the related warranty expense, the excess is recorded as a reduction to cost of sales.

Revenue Recognition

The Company recognizes revenue at the time the sale is made, and at which time the Company's walk-in customers take immediate possession of the merchandise or same-day delivery is made to the Company's commercial delivery customers. For e-commerce sales, revenue is recognized either at the time of pick-up at one of the Company's store locations or at the time of shipment depending on the customer's order designation. Sales are recorded net of discounts, sales taxes and estimated allowances. The Company estimates returns based on current sales levels and the Company's historical return experience on a

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, January 1, 2011 and January 2, 2010
(in thousands, except per share data)

specific product basis. The Company's reserve for sales returns and allowances was not material at December 31, 2011 and January 1, 2011.

Share-Based Payments

The Company provides share-based compensation to its employees and board of directors. The Company is required to exercise judgment and make estimates when determining the projected (i) fair value of each award granted and (ii) number of awards expected to vest. The Company calculates the fair value of all share-based awards at the date of grant and uses the straight-line method to amortize this fair value as compensation cost over the requisite service period.

Derivative Instruments and Hedging Activities

The Company's accounting policy for derivative financial instruments is based on whether the instruments meet the criteria for designation as cash flow or fair value hedges. The criteria for designating a derivative as a hedge includes the assessment of the instrument's effectiveness in risk reduction, matching of the derivative instrument to its underlying transaction and the probability that the underlying transaction will occur. For derivatives with cash flow hedge designation, the Company reports the after-tax gain or loss from the effective portion of the hedge as a component of Accumulated other income (loss) and reclassifies it into earnings in the same period or periods in which the hedged transaction affects earnings, and within the same income statement line item as the impact of the hedged transaction. For derivatives with fair value hedge accounting designation, the Company would recognize gains or losses from the change in the fair value of these derivatives, as well as the offsetting change in the fair value of the underlying hedged item, in earnings.

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

The Company's Accumulated other comprehensive income (loss) is comprised of the unamortized portion of the previously recorded unrecognized gains or loss on interest rate swaps and forward treasury rate locks and the net unrealized gain associated with the Company's postretirement benefit plan.

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
December 31, 2011, January 1, 2011 and January 2, 2010
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

Earnings per Share

The Company uses the two-class method to calculate earnings per share. Under the two-class method, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are considered participating securities and are included in the computation of earnings per share. Certain of the Company's shares granted to employees in the form of restricted stock are considered participating securities.

Accordingly, earnings per share is computed by dividing net income attributable to the Company's common shareholders by the weighted-average common shares outstanding during the period. The two-class method is an earnings allocation formula that determines income per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. Diluted income per common share reflects the more dilutive earnings per share amount calculated using the treasury stock method or the two-class method.

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
December 31, 2011, January 1, 2011 and January 2, 2010
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

Closed Store Liabilities

The Company continually reviews the operating performance of its existing store locations and closes or relocates certain stores identified as underperforming or delivering strategically or financially unacceptable results. Expenses pertaining to closed store exit activities are included in the Company's closed store liabilities. Closed store liabilities include the present value of the remaining lease obligations and management's estimate of future costs of insurance, property tax and common area maintenance expenses (reduced by the present value of estimated revenues from subleases and lease buyouts) and new provisions are established by a charge to SG&A in the accompanying consolidated statements of operations at the time the facilities actually close.

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

The Company also evaluates and determines if the results from the closure of store locations should be reported as discontinued operations based on the elimination of the operations and associated cash flows from the Company's ongoing operations. The Company does not include in its evaluation of discontinued operations those operations and associated cash flows transferred to another store in the local market.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, January 1, 2011 and January 2, 2010
(in thousands, except per share data)

Cost of Sales and Selling, General and Administrative Expenses

The following table illustrates the primary costs classified in each major expense category:

Cost of Sales			SG&A
•	Total cost of merchandise sold including:		•	Payroll and benefit costs for retail and corporate
	-	Freight expenses associated with moving		team members;
		merchandise inventories from our vendors to	•	Occupancy costs of retail and corporate facilities;
		our distribution center,	•	Depreciation related to retail and corporate assets;
	-	Vendors incentives, and	•	Advertising;
	-	Cash discounts on payments to vendors;	•	Costs associated with our commercial delivery
•	Inventory shrinkage:			program, including payroll and benefit costs,
•	Defective merchandise and warranty costs;			and transportation expenses associated with moving
•	Costs associated with operating our distribution			merchandise inventories from our retail store to
	network, including payroll and benefit costs,			our customer locations;
	occupancy costs and depreciation; and		•	Self-insurance costs;
•	Freight and other handling costs associated with		•	Professional services;
	moving merchandise inventories through our		•	Other administrative costs, such as credit card
	supply chain			service fees, supplies, travel and lodging;
	-	From our distribution centers to our retail	•	Closed store expense; and
		store locations, and	•	Impairment charges, if any.
	-	From certain of our larger stores which stock a
wider variety and greater supply of inventory, or
HUB stores, and Parts Delivered Quickly warehouses,
or PDQ®s, to our retail stores after the customer
has special-ordered the merchandise.

New Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board, or FASB, issued ASU No. 2011-08 “Intangible-Goodwill and Other – Testing Goodwill for Impairment.” ASU 2011-08 provides entities the option of performing a qualitative assessment to determine if it is more likely than not that the fair value of a reporting unit is less than the carrying amount as a basis for determining whether it is necessary to perform a two-step quantitative goodwill impairment test. ASU 2011-8 is effective for fiscal years beginning after December 15, 2011. The adoption of ASU 2011-08 is not expected to have a material impact on the Company’s consolidated financial condition, results of operations or cash flows.

In June 2011, the FASB issued ASU No. 2011-05 “Comprehensive Income – Presentation of Comprehensive Income.” ASU 2011-05 requires comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The ASU does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The ASU is required to be applied retrospectively and is effective for interim and annual reporting periods beginning after December 15, 2011. In December 2011, the FASB issued ASU No. 2011-12 "Comprehensive Income - Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05." The amendments in ASU

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, January 1, 2011 and January 2, 2010
(in thousands, except per share data)

2011-12 superseded certain pending paragraphs in ASU 2011-05 “Comprehensive Income – Presentation of Comprehensive Income” to effectively defer only those changes in ASU 2011-05 that related to the presentation of reclassification adjustments out of accumulated other comprehensive income. The adoption of ASU 2011-05 is not expected to have a material impact on the Company’s consolidated financial condition, results of operations or cash flows.

In January 2010, the FASB issued ASU No. 2010-06 “Fair Value Measurements and Disclosures – Improving Disclosures about Fair Value Measurements.” ASU 2010-06 requires new disclosures for significant transfers in and out of Level 1 and 2 of the fair value hierarchy and the activity within Level 3 of the fair value hierarchy. The updated guidance also clarifies existing disclosures regarding the level of disaggregation of assets or liabilities and the valuation techniques and inputs used to measure fair value. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2009, with the exception of the new Level 3 activity disclosures, which are effective for interim and annual reporting periods beginning after December 15, 2010. The adoption of ASU 2010-06 had no impact on the Company’s consolidated financial condition, results of operations or cash flows.

3.	Inventories, net:

Merchandise Inventory

The Company used the LIFO method of accounting for approximately 95% of inventories at December 31, 2011 and January 1, 2011. Under LIFO, the Company’s cost of sales reflects the costs of the most recently purchased inventories, while the inventory carrying balance represents the costs for inventories purchased in Fiscal 2011 and prior years. As a result of utilizing LIFO, the Company recorded an increase to cost of sales of $24,708 for Fiscal 2011 due to an increase in supply chain costs and inflationary pressures affecting certain product categories. The Company recorded a reduction to cost of sales of $29,554 and $16,040 for Fiscal 2010 and 2009, respectively. Prior to Fiscal 2011, the Company’s overall costs to acquire inventory for the same or similar products generally decreased historically as the Company has been able to leverage its continued growth, execution of merchandise strategies and realization of supply chain efficiencies.

Product Cores

The remaining inventories are comprised of product cores, the non-consumable portion of certain parts and batteries, which are valued under the first-in, first-out ("FIFO") method. Product cores are included as part of the Company's merchandise costs and are either passed on to the customer or returned to the vendor. Because product cores are not subject to frequent cost changes like the Company's other merchandise inventory, there is no material difference when applying either the LIFO or FIFO valuation method.

Inventory Overhead Costs

Purchasing and warehousing costs included in inventory, at FIFO, at December 31, 2011 and January 1, 2011, were $126,840 and $103,989, respectively.

Inventory Balance and Inventory Reserves

Inventory balances at year-end for Fiscal 2011 and 2010 were as follows:

	December 31, 2011	January 1, 2011
Inventories at FIFO, net	$1,941,055	$1,737,059
Adjustments to state inventories at LIFO	102,103	126,811
Inventories at LIFO, net	$2,043,158	$1,863,870

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, January 1, 2011 and January 2, 2010
(in thousands, except per share data)

Inventory quantities are tracked through a perpetual inventory system. The Company completes physical inventories and other targeted inventory counts in its store locations to ensure the accuracy of the perpetual inventory quantities of both merchandise and core inventory in these locations. In its distribution centers and PDQ®s, the Company uses a cycle counting program to ensure the accuracy of the perpetual inventory quantities of both merchandise and product core inventory. The Company establishes reserves for estimated shrink based on results of completed physical inventories and other targeted inventory counts in its stores, results from recent cycle counts in its distribution facilities and historical and current loss trends.

The Company also establishes reserves for potentially excess and obsolete inventories based on (i) current inventory levels, (ii) the historical analysis of product sales and (iii) current market conditions. We have return rights with many of our vendors and the majority of excess inventory is returned to our vendors for full credit. In certain situations, the Company establishes reserves when less than full credit is expected from a vendor or when liquidating product will result in retail prices below recorded costs.

The following table presents changes in the Company's inventory reserves for years ended December 31, 2011, January 1, 2011 and January 2, 2010:

	December 31, 2011	January 1, 2011	January 2, 2010
Inventory reserves, beginning of period	$18,150	$28,486	$62,898
Additions to inventory reserves	90,128	70,510	63,133
Reserves utilized	(77,492)	(80,846)	(97,545)
Inventory reserves, end of period	$30,786	$18,150	$28,486

4.	Goodwill and Intangible Assets:

Goodwill

The Company has goodwill recorded in both the Advance Auto Parts ("AAP") and Autopart International ("AI") segments. The following table reflects the carrying amount of goodwill pertaining to the Company's two segments and the changes in goodwill carrying amounts.

	AAP Segment	AI Segment	Total
Balance at January 2, 2010	$16,093	$18,294	$34,387
Fiscal 2010 activity	—	—	—
Balance at January 1, 2011	$16,093	$18,294	$34,387
Fiscal 2011 activity	42,002	—	42,002
Balance at December 31, 2011	$58,095	$18,294	$76,389

The increase in goodwill in Fiscal 2011 was related to two small acquisitions. During the third and fourth quarters of Fiscal 2011, the Company acquired two small technology companies that will help expand the Company's e-commerce offerings to its DIY and Commercial customers. These web-based offerings allow the Company's DIY customers to more easily manage the maintenance of their vehicles and the Company's Commercial customers to grow their business through superior lookup functionality and increased customer support. None of the goodwill added in FY 2011 is expected to be deductible for income tax purposes. In addition to goodwill, the Company also recorded increases to intangible assets of $7,750 and contingent consideration of $27,776, which are disclosed in the intangible asset and fair value measurement tables, respectively.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, January 1, 2011 and January 2, 2010
(in thousands, except per share data)

Intangible Assets Other Than Goodwill

The gross and net carrying amounts of acquired intangible assets as of December 31, 2011, January 1, 2011 and January 2, 2010 are comprised of the following:

	Acquired intangible assets
	Subject to Amortization			Not Subject to Amortization
	Customer Relationships	Acquired Technology	Other	Trademark and Tradenames	Intangible Assets (excluding goodwill)
Gross:
Gross carrying amount at January 2, 2010	$9,800	$—	$885	$20,550	$31,235
Additions	—	—	—	—	—
Gross carrying amount at January 1, 2011	$9,800	$—	$885	$20,550	$31,235
Additions	—	7,750	—	—	7,750
Gross carrying amount at December 31, 2011	$9,800	$7,750	$885	$20,550	$38,985

Net:
Net book value at January 2, 2010	$5,543	$—	$326	$20,550	$26,419
Additions	—	—	—	—	—
2010 amortization	(965)	—	(94)	—	(1,059)
Net book value at January 1, 2011	$4,578	$—	$232	$20,550	$25,360
Additions	—	7,750	—	—	7,750
2011 amortization	(960)	(763)	(7)	—	(1,730)
Net book value at December 31, 2011	$3,618	$6,987	$225	$20,550	$31,380

Future Amortization Expense

The table below shows expected amortization expense for the next five years for acquired intangible assets recorded as of December 31, 2011:

Fiscal Year	Amount
2012	$3,550
2013	3,550
2014	2,788
2015	751
2016	7

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, January 1, 2011 and January 2, 2010
(in thousands, except per share data)

5.	Receivables, net:

Receivables consist of the following:

	December 31, 2011	January 1, 2011
Trade	$19,079	$17,371
Vendor	118,309	105,082
Other	6,675	6,590
Total receivables	144,063	129,043
Less: Allowance for doubtful accounts	(4,056)	(4,816)
Receivables, net	$140,007	$124,227

6.	Long-term Debt:

Long-term debt consists of the following:

	December 31, 2011	January 1, 2011
Revolving facility at variable interest rates (1.78% at December 31, 2011) due May 27, 2016	$115,000	$—
5.75% Senior Unsecured Notes (net of unamortized discount of $1,078 and $1,176 at December 31, 2011 and January 1, 2011, respectively) due May 1, 2020	298,922	298,824
Other	2,062	3,000
	415,984	301,824
Less: Current portion of long-term debt	(848)	(973)
Long-term debt, excluding current portion	$415,136	$300,851

Bank Debt

On May 27, 2011, the Company entered into a new $750,000 unsecured five-year revolving credit facility with Stores serving as the borrower. This new facility replaced the Company’s previous revolving credit facility. Proceeds from the new revolving credit facility were used to repay $165,000 of principal outstanding on the Company’s previous revolving credit facility. In conjunction with this refinancing, the Company incurred $3,656 of financing costs which it will amortize over the term of the new revolving credit facility. The revolving credit facility also provides for the issuance of letters of credit with a sub-limit of $300,000, and swingline loans in an amount not to exceed $50,000. The Company may request, subject to agreement by one or more lenders, that the total revolving commitment be increased by an amount not exceeding $250,000 (up to a total commitment of $1,000,000) during the term of the credit agreement. Voluntary prepayments and voluntary reductions of the revolving balance are permitted in whole or in part, at the Company’s option, in minimum principal amounts as specified in the revolving credit facility. The revolving credit facility matures on May 27, 2016.

As of December 31, 2011, the Company had $115,000 outstanding under its revolving credit facility, and had letters of credit outstanding of $96,554, which reduced the availability under the revolving credit facility to $538,446. (The letters of credit generally have a term of one year or less.)

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

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, January 1, 2011 and January 2, 2010
(in thousands, except per share data)

The Company’s revolving credit facility contains covenants restricting its ability to, among other things:  (1) create, incur or assume additional debt, (2) incur liens or engage in sale-leaseback transactions, (3) make loans and investments (including acquisitions), (4) guarantee obligations, (5) engage in certain mergers and liquidations, (6) change the nature of the Company’s business and the business conducted by its subsidiaries, (7) enter into certain hedging transactions, and (8) change Advance’s status as a holding company. The Company is also required to comply with financial covenants with respect to a maximum leverage ratio and a minimum consolidated coverage ratio. The Company was in compliance with its covenants in place at December 31, 2011 and January 1, 2011, respectively. The Company’s revolving credit facility also provides for customary events of default, covenant defaults and cross-defaults to its other material indebtedness.

Senior Unsecured Notes

The Company’s 5.75% senior unsecured notes (the "2020 Notes") were issued in April 2010 at 99.587% of the principal amount of $300,000 and are due May 1, 2020. Advance served as the issuer of the 2020 Notes with certain of Advance’s domestic subsidiaries currently serving as a subsidiary guarantor. The terms of the 2020 Notes are governed by an indenture and supplemental indentures (collectively the “Indenture”) among the Company, the subsidiary guarantors and Wells Fargo Bank, National Association, as Trustee.

The 2020 Notes bear interest at a rate of 5.75% per year payable semi-annually in arrears on May 1 and November 1 of each year. The Company may redeem some or all of the 2020 Notes at any time or from time to time, at the redemption price described in the Indenture. In addition, in the event of a Change of Control Triggering Event (as defined in the Indenture), the Company will be required to offer to repurchase the 2020 Notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest to the repurchase date. The 2020 Notes are currently fully and unconditionally guaranteed, jointly and severally, on an unsubordinated and unsecured basis by certain of Advance's domestic subsidiaries. The Company will be permitted to release guarantees without the consent of holders of the 2020 Notes under one or more of the following circumstances described in the Indenture: (i) so long as the affected subsidiary guarantor is not a guarantor of other debt of the Company or another subsidiary; (ii) upon the sale or other disposition of all or substantially all of the stock or assets of the subsidiary guarantor; or (iii) upon the Company's exercise of its legal or covenant defeasance option.

The Indenture contains customary provisions for events of default including for (i) failure to pay principal or interest when due and payable, (ii) failure to comply with covenants or agreements in the Indenture or the 2020 Notes and failure to cure or obtain a waiver of such default upon notice, (iii) a default under any debt for money borrowed by the Company or any of its subsidiaries that results in acceleration of the maturity of such debt, or failure to pay any such debt within any applicable grace period after final stated maturity, in an aggregate amount greater than $25,000 without such debt having been discharged or acceleration having been rescinded or annulled within 10 days after receipt by the Company of notice of the default by the Trustee or holders of not less than 25% in aggregate principal amount of the 2020 Notes then outstanding, and (iv) events of bankruptcy, insolvency or reorganization affecting the Company and certain of its subsidiaries. In the case of an event of default, the principal amount of the 2020 Notes plus accrued and unpaid interest may be accelerated. The Indenture also contains covenants limiting the ability of the Company and its subsidiaries to incur debt secured by liens and to enter into sale and lease-back transactions.

Debt Guarantees

Certain domestic subsidiaries of Stores, including its Material Subsidiaries (as defined in the revolving credit facility) serve as guarantors of the 2020 Notes and revolving credit facility with Advance also serving as a guarantor of the revolving credit facility. The subsidiary guarantees related to the Company’s 2020 Notes and revolving credit facility are full and unconditional and joint and several, and there are no restrictions on the ability of Advance to obtain funds from its subsidiaries. Also, Advance has no independent assets or operations, and the subsidiaries not guaranteeing the 2020 Notes and revolving credit facility are minor as defined by SEC regulations.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, January 1, 2011 and January 2, 2010
(in thousands, except per share data)

Future Payments

At December 31, 2011, the aggregate future annual maturities of long-term debt instruments are as follows:

Fiscal Year	Amount
2012	$848
2013	689
2014	525
2015	—
2016	115,000
Thereafter	298,922
$415,984

Subsequent Event

Subsequent to December 31, 2011, the Company entered into an underwriting agreement on January 11, 2012 pursuant to which the Company sold $300,000 aggregate principal amount of 4.50% Notes due January 15, 2022 (the "2022 Notes") at a public offering price of 99.968% of the principal amount per note. The 2022 Notes bear interest at a rate of 4.50% per year payable semi-annually in arrears on January 15 and July 15 of each year, commencing on July 15, 2012. The terms of the 2022 Notes are also governed by the Indenture and contain similar redemption, repurchase and guarantee terms as the 2020 Notes.

The Company received approximately $297,500 in net proceeds from the 2022 Notes offering, after deducting underwriting discounts and commissions and offering expenses payable by the Company. The Company used a portion of the net proceeds from this offering to repay indebtedness outstanding under the Company’s revolving credit facility. The remaining proceeds will be used for general corporate purposes.

7.	Derivative Instruments and Hedging Activities:

The Company's previously outstanding interest rate swaps matured on October 5, 2011. The Company had entered into these interest rate swaps as a hedge to the variable rate interest payments on its bank debt. Effective April 24, 2010, the Company’s outstanding interest rate swaps no longer qualified for hedge accounting as a result of the Company’s intent to pay off its bank debt with the proceeds from the offering of the 2020 Notes. Accordingly, the Company recorded all subsequent changes in the fair value of the interest rate swaps through earnings and amortized to interest expense the remaining balance of previously recorded unrecognized loss in accumulated other comprehensive income over the remaining life of the swaps.

From September 2011 through December 2011, the Company executed a series of forward treasury rate locks in anticipation of the issuance of the 2022 Notes which were issued on January 17, 2012. The treasury rate locks, which are derivative instruments, have been designated as cash flow hedges to offset the Company's exposure to increases in the underlying U.S. Treasury benchmark rate. This rate was used to establish the fixed interest rate for 2022 Notes which was comprised of the underlying U.S. Treasury benchmark rate, plus a credit spread premium. As of December 31, 2011, the Company had settled certain of the treasury rate locks and entered new treasury rate locks as a result of the later than anticipated timing of the 2022 Notes issuance. The Company received $2,694 in net proceeds from the settlement which was included, along with the fair value of the current treasury rate locks, in accumulated other comprehensive income at December 31, 2011. Upon issuance of the 2022 Notes, the cumulative change in fair market value of the treasury rate locks was not significant due to the narrow margin between the lock rate and the underlying treasury rate.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, January 1, 2011 and January 2, 2010
(in thousands, except per share data)

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the condensed consolidated balance sheet as of December 31, 2011 and January 1, 2011:

	Balance Sheet Location	Fair Value as of December 31, 2011	Fair Value as of January 1, 2011
Derivatives designated as hedging instruments:
Treasury rate locks	Accrued expenses	$4,986	$—
Interest rate swaps	Accrued expenses	—	9,321
		$4,986	$9,321

The table below presents the effect of the Company’s derivative financial instruments on the statement of operations for the Fiscal 2011, 2010 and 2009, respectively:

Interest rate swaps	Amount of Gain or (Loss) Recognized in OCI on Derivative, net of tax (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income, net of tax (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative, net of tax (Ineffective Portion and Amount Excluded from Effectiveness Testing)
2011	$(254)	Interest expense	$(4,807)	Other (expense) income, net	$(132)
2010	$597	Interest expense	$(7,179)	Other (expense) income, net	$(1,174)
2009	$3,034	Interest expense	$(6,618)	Other (expense) income, net	$(130)

8.	Fair Value Measurements:

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
December 31, 2011, January 1, 2011 and January 2, 2010
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

The following table sets forth the Company’s financial liabilities that were measured at fair value on a recurring basis as of December 31, 2011 and January 1, 2011:

		Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
As of December 31, 2011

Treasury rate locks	$4,986	$—	$4,986	$—
Contingent consideration related to business acquisitions	27,776	—	—	27,776

As of January 1, 2011

Interest rate swaps	$9,321	$—	$9,321	$—

The fair values of the Company’s treasury rate locks and interest rate swaps represent the estimated amounts that the Company would receive or pay to terminate the agreements taking into consideration the difference between the contract rate of interest and rates currently quoted for agreements of similar terms and maturities (based on the forward yield curve). The fair value of the contingent consideration, which is recorded in Accrued expenses and Other long-term liabilities, was based on various estimates including the Company's estimate of the probability of achieving the targets and the time value of money. There were no changes in the fair value of the contingent consideration during the period.

The carrying amount of the Company’s cash and cash equivalents, accounts receivable, bank overdrafts, financed vendor accounts payable, accounts payable, accrued expenses and current portion of long term debt approximate their fair values due to the relatively short term nature of these instruments. As of December 31, 2011 and January 1, 2011 the fair value of the Company’s long-term debt with a carrying value of $415,136 and $300,851, respectively, was approximately $446,000 and $316,000, respectively. The fair value of the Company’s 2020 Notes was determined based on quoted market prices. The Company believes that the carrying value of its other long-term debt and certain long-term liabilities approximate fair value.

Non-Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). At December 31, 2011, the Company had no significant non-financial assets or liabilities that had been adjusted to fair value subsequent to initial recognition. The Company recorded an impairment charge of $4,936 during Fiscal 2009 to reduce certain store assets in its store divestiture plan to their estimated fair value of zero. The fair values were determined based on the income approach, in which the Company utilized internal cash flow projections over the life of the underlying lease agreements discounted based on a risk-free rate of return. These measures of fair value, and related inputs, are considered a level 3 approach under the fair value hierarchy. There were no other changes related to level 3 assets.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, January 1, 2011 and January 2, 2010
(in thousands, except per share data)

9.	Property and Equipment:

Property and equipment consists of the following:

	Original Useful Lives	December 31, 2011	January 1, 2011
Land and land improvements	0 - 10 years	$359,916	$330,962
Buildings	30 years	392,564	376,268
Building and leasehold improvements	3 - 30 years	290,354	272,300
Furniture, fixtures and equipment	2 - 20 years	1,000,653	952,435
Vehicles	2 - 10 years	22,657	23,701
Construction in progress		129,114	103,605
Other		11,463	11,463
		2,206,721	2,070,734
Less - Accumulated depreciation		(983,622)	(927,564)
Property and equipment, net		$1,223,099	$1,143,170

Depreciation expense was $174,219, $163,378 and $149,769 for Fiscal 2011, 2010 and 2009, respectively. The Company capitalized approximately $6,258, $4,875 and $4,657 incurred for the development of internal use computer software during Fiscal 2011, 2010 and 2009, respectively. These costs are included in the furniture, fixtures and equipment category above and are depreciated on the straight-line method over three to five years.

10.	Accrued Expenses:

Accrued expenses consist of the following:

	December 31, 2011	January 1, 2011
Payroll and related benefits	$89,676	$106,843
Warranty reserves	38,847	36,352
Capital expenditures	35,648	43,365
Self-insurance reserves	49,812	46,778
Taxes payable	52,480	55,662
Other	119,283	115,086
Total accrued expenses	$385,746	$404,086

The following table presents changes in the Company's warranty reserves:

	December 31, 2011	January 1, 2011	January 2, 2010
Warranty reserves, beginning of period	$36,352	$30,387	$28,662
Additions to warranty reserves	43,013	45,741	36,440
Reserves utilized	(40,518)	(39,776)	(34,715)
Warranty reserves, end of period	$38,847	$36,352	$30,387

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, January 1, 2011 and January 2, 2010
(in thousands, except per share data)

11.	Other Long-term Liabilities:

Other long-term liabilities consist of the following:

	December 31, 2011	January 1, 2011
Deferred income taxes	$73,165	$51,117
Self-insurance reserves	49,132	50,292
Other	82,532	64,534
Total long-term liabilities	$204,829	$165,943

12.	Stock Repurchase Program:

The Company’s stock repurchase program allows it to repurchase its common stock on the open market or in privately negotiated transactions from time to time in accordance with the requirements of the SEC.

During Fiscal 2011, the Company repurchased 9,912 shares of its common stock at an aggregate cost of $609,650, or an average price of $61.51 per share. At December 31, 2011, the Company had unused authorization of $200,032 remaining under its stock repurchase program authorized by the Company's Board of Directors on August 9, 2011. Additionally, the Company repurchased 102 shares of its common stock at an aggregate cost of $6,505, or an average price of $63.72 per share, in connection with the net settlement of shares issued as a result of the vesting of restricted stock.

During Fiscal 2010, the Company repurchased 13,025 shares of its common stock at an aggregate cost of $633,911, or an average price of $48.67 per share. Additionally, the Company repurchased 72 shares of its common stock at an aggregate cost of $3,525 in connection with the net settlement of shares issued as a result of the vesting of restricted stock.

At January 1, 2011, 225 shares repurchased during Fiscal 2010 at a cost of $14,994 had not settled. These shares settled subsequent to January 1, 2011.

13.	Earnings per Share:

Certain of the Company’s shares granted to employees in the form of restricted stock are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per share. For Fiscal 2011, 2010 and 2009, earnings of $1,055, $1,552 and $1,382, respectively, were allocated to the participating securities.

Diluted earnings per share are calculated by including the effect of dilutive securities. Share-based awards to purchase approximately 56, 3 and 1,224 shares of common stock that had an exercise price in excess of the average market price of the common stock during Fiscal 2011, 2010 and 2009, respectively, were not included in the calculation of diluted earnings per share because they are anti-dilutive.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, January 1, 2011 and January 2, 2010
(in thousands, except per share data)

The following table illustrates the computation of basic and diluted earnings per share for Fiscal 2011, 2010 and 2009, respectively:

	December 31, 2011	January 1, 2011	January 2, 2010
Numerator
Net income applicable to common shares	$394,682	$346,053	$270,373
Participating securities' share in earnings	(1,055)	(1,552)	(1,382)
Net income applicable to common shares	$393,627	$344,501	$268,991
Denominator
Basic weighted average common shares	75,620	86,082	94,459
Dilutive impact of share-based awards	1,451	1,073	654
Diluted weighted average common shares	77,071	87,155	95,113

Basic earnings per common share
Net income applicable to common stockholders	$5.21	$4.00	$2.85
Diluted earnings per common share
Net income applicable to common stockholders	$5.11	$3.95	$2.83

14.	Income Taxes:

Provision for Income Taxes

Provision (benefit) for income taxes for Fiscal 2011, 2010 and 2009 consists of the following:

	Current	Deferred	Total
2011
Federal	$162,891	$47,436	$210,327
State	22,626	5,601	28,227
	$185,517	$53,037	$238,554
2010
Federal	$151,639	$34,553	$186,192
State	18,860	5,950	24,810
	$170,499	$40,503	$211,002
2009
Federal	$87,198	$58,085	$145,283
State	7,462	8,537	15,999
	$94,660	$66,622	$161,282

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, January 1, 2011 and January 2, 2010
(in thousands, except per share data)

The provision (benefit) for income taxes differed from the amount computed by applying the federal statutory income tax rate due to:

	December 31, 2011	January 1, 2011	January 2, 2010
Income before provision (benefit) for income taxes at statutory U.S. federal income tax rate (35%)	$221,632	$194,970	$151,079
State income taxes, net of federal income tax benefit	18,348	16,127	10,400
Non-deductible expenses	2,778	3,200	3,077
Valuation allowance	—	—	(614)
Other, net	(4,204)	(3,295)	(2,660)
	$238,554	$211,002	$161,282

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

	December 31, 2011	January 1, 2011
Deferred income tax assets	$109,011	$110,953
Valuation allowance	(1,557)	(1,141)
Deferred income tax liabilities	(300,025)	(256,601)
Net deferred income tax liabilities	$(192,571)	$(146,789)

At December 31, 2011 and January 1, 2011, the Company's deferred income tax assets included state net operating loss carry-forwards, or NOLs, of approximately $6,025 and $1,513, respectively. These NOLs may be used to reduce future taxable income and expire periodically through Fiscal 2031. Due to uncertainties related to the realization of certain deferred tax assets for NOLs in certain jurisdictions, the Company recorded a valuation allowance of $1,557 and $1,141 as of December 31, 2011 and January 1, 2011, respectively. The amount of deferred income tax assets realizable, however, could change in the future if projections of future taxable income change. At December 31, 2011 and January 1, 2011, the Company had cumulative net deferred income tax liabilities of $192,571 and $146,789, respectively.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, January 1, 2011 and January 2, 2010
(in thousands, except per share data)

Temporary differences which give rise to significant deferred income tax assets (liabilities) are as follows:

	December 31, 2011	January 1, 2011
Current deferred income tax assets (liabilities):
Inventory valuation differences	$(168,156)	$(149,992)
Accrued medical and workers compensation	11,245	11,760
Accrued expenses not currently deductible for tax	30,225	30,630
Net operating loss carryforwards	570	241
Derivative financial instruments	164	7,309
Other, net	2,001	749
Total current deferred income tax assets (liabilities)	$(123,951)	$(99,303)

Long-term deferred income tax assets (liabilities):
Property and equipment	$(131,869)	$(106,609)
Postretirement benefit obligation	2,558	2,931
Share-based compensation	16,418	16,546
Accrued medical and workers compensation	19,207	19,663
Closed store related	3,420	4,242
Net operating loss carryforwards	5,455	1,272
Straight-line rent	15,578	12,495
Valuation allowance	(1,557)	(1,141)
Other, net	2,170	3,115
Total long-term deferred income tax assets (liabilities)	$(68,620)	$(47,486)

These amounts are recorded in Other current liabilities and Other long-term liabilities in the accompanying consolidated balance sheets, as appropriate.

Unrecognized Tax Benefits

The following table lists each category and summarizes the activity of the Company's gross unrecognized tax benefits for the fiscal years ended December 31, 2011, January 1, 2011 and January 2, 2010:

	December 31, 2011	January 1, 2011	January 2, 2010
Unrecognized tax benefits, beginning of period	$12,953	$11,113	$13,797
Increases related to prior period tax positions	10,555	6	896
Decreases related to prior period tax positions	(660)	—	(711)
Increases related to current period tax positions	2,861	2,201	1,475
Settlements	(319)	—	(3,527)
Expiration of statute of limitations	(679)	(367)	(817)
Unrecognized tax benefits, end of period	$24,711	$12,953	$11,113

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, January 1, 2011 and January 2, 2010
(in thousands, except per share data)

As of December 31, 2011, the Company had $14,551 of unrecognized tax benefits which, if recognized, would reduce the Company's annual effective tax rate. As of January 1, 2011, the entire amount of unrecognized tax benefits, if recognized, would reduce the Company's annual effective tax rate.

The Company provides for potential interest and penalties associated with uncertain tax positions as a part of income tax expense. During Fiscal 2011, 2010 and 2009 the Company recorded potential interest and penalties of $1,628, $944 and $1,084, respectively. As of December 31, 2011, the Company had recorded a liability for potential interest and penalties of $6,109 and $490, respectively. As of January 1, 2011, the Company had recorded a liability for potential interest and penalties of $4,668 and $467, respectively. The Company has not provided for any penalties associated with tax contingencies unless considered probable of assessment. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

During the next 12 months, it is possible the Company could conclude on approximately $10,000 to $12,000 of the contingencies associated with unrecognized tax uncertainties due mainly to the conclusion of audits and the expiration of statutes of limitations. The majority of these resolutions would be achieved through the completion of current income tax examinations.

The Company files U.S. and state income tax returns in jurisdictions with varying statutes of limitations. The Company's 2008 and 2009 federal income tax returns are currently under examination by the Internal Revenue Service. The 2010 and 2011 years remain open and subject to examination. The Company has no state examinations open for tax years prior to 2004. With limited exceptions, Fiscal 2007 and subsequent years remain subject to examination by state tax authorities.

15.	Lease Commitments:

At December 31, 2011, future minimum lease payments due under non-cancelable operating leases with lease terms ranging from 1 year to 30 years through the year 2043 for all open stores are as follows:

Fiscal Year	Amount
2012	$307,660
2013	270,093
2014	251,052
2015	233,062
2016	212,107
Thereafter	896,068
$2,170,042

The Company anticipates its future minimum lease payments will be partially off-set by future minimum sub-lease income. At December 31, 2011 and January 1, 2011, future minimum sub-lease income to be received under non-cancelable operating leases is $9,756 and $8,589, respectively.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, January 1, 2011 and January 2, 2010
(in thousands, except per share data)

Net Rent Expense

Net rent expense for Fiscal 2011, 2010 and 2009 was as follows:

	December 31, 2011	January 1, 2011	January 2, 2010
Minimum facility rentals	$289,306	$279,099	$272,686
Contingency facility rentals	1,162	1,115	729
Equipment rentals	5,403	5,372	4,738
Vehicle rentals	20,565	19,903	21,403
	316,436	305,489	299,556
Less: Sub-lease income	(3,967)	(3,813)	(3,652)
	$312,469	$301,676	$295,904

16.	Store Closures and Impairment:

The Company closed 5 and relocated 10 stores during Fiscal 2011, closed 5 and relocated 12 stores during Fiscal 2010 and closed 55 stores and relocated 10 stores during Fiscal 2009. During Fiscal 2009, 45 of the store closures were designated under the Company's store divestiture plan. The remaining store closures were part of the Company's routine review and closure of underperforming stores at or near the end of their respective lease terms. The store divestiture plan consisted of a review of operating stores to identify locations for potential closing based on both financial and operating factors. These factors included cash flow, profitability, strategic market importance, store full potential and current lease rates.

During Fiscal 2011, 2010 and 2009, the Company recognized $3,925, $3,678 and $27,725 of total expense associated with its closed store activities, respectively. The closed store expense in Fiscal 2009 included $26,057 of expense which was divestiture related, or divestiture expense. These divestiture expenses included closed store exit costs of $21,121. The closed store exit costs primarily included the establishment of the liability for future lease obligations. Closed store liabilities include the present value of the remaining lease obligations and management's estimate of future costs of insurance, property tax and common area maintenance (reduced by the present value of estimated revenues from subleases and lease buyouts). New provisions are established by a charge to SG&A in the accompanying consolidated statements of operations at the time the facilities actually close. The Company utilizes its reserve for closed store expenses primarily as payments are made under the respective lease obligations.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, January 1, 2011 and January 2, 2010
(in thousands, except per share data)

A summary of the Company's closed store liabilities, which are recorded in Accrued expenses (current portion) and Other long-term liabilities (long-term portion) in the accompanying consolidated balance sheet, are presented in the following table:

For the fifty-two weeks ended January 1, 2011:	Lease Obligations
Closed Store Liabilities, January 2, 2010	$20,371
Reserves established	1,756
Change in estimates	(340)
Reserves utilized	(5,047)
Closed Store Liabilities, January 1, 2011	$16,740

For the fifty-two weeks ended December 31, 2011:
Closed Store Liabilities, January 1, 2011	$16,740
Reserves established	665
Change in estimates	888
Reserves utilized	(5,394)
Closed Store Liabilities, December 31, 2011	$12,899

The Company recognized impairment charges of $1,068, $317 and $4,936 during Fiscal 2011, 2010 and 2009, respectively. The charges in Fiscal 2009 primarily consisted of the impairment of certain store assets contained in leased store locations identified for closure as part of the store divestiture plan. The Company evaluates the recoverability of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable and exceeds its fair value. Accordingly, the Company determined that the carrying amounts of the assets were considered to not be recoverable based on the stores' closure and/or projected inability to produce sufficient cash flows.

The impairment was determined based on the excess of the assets' carrying value as compared to their fair value as determined by the income approach. Under this approach, the Company utilized internal cash flow projections over the life of the underlying lease agreements discounted based on a risk-free rate of return. Impairment charges are included in SG&A of the accompanying consolidated statements of operations.

17.	Contingencies:

In the case of all known contingencies, the Company accrues for an obligation, including estimated legal costs, when it is probable and the amount is reasonably estimable. As facts concerning contingencies become known to the Company, the Company reassesses its position with respect to accrued liabilities and other potential exposures. Estimates that are particularly sensitive to future change include legal matters, which are subject to change as events evolve and as additional information becomes available during the administrative and litigation process.

The Company's Western Auto subsidiary, together with other defendants including automobile manufacturers, automotive parts manufacturers and other retailers, has been named as a defendant in lawsuits alleging injury as a result of exposure to asbestos-containing products. The Company and some of its other subsidiaries also have been named as defendants in many of these lawsuits. The plaintiffs have alleged that these products were manufactured, distributed and/or sold by the various defendants. These products have primarily included brake parts. Many of the cases pending against the Company or its subsidiaries are in the early stages of litigation. The damages claimed against the defendants in some of these proceedings are substantial. Additionally, some of the automotive parts manufacturers named as defendants in these lawsuits have declared bankruptcy, which will limit plaintiffs' ability to recover monetary damages from those defendants. Although the Company diligently defends against these claims, the Company may enter into discussions regarding settlement of these and other lawsuits, and may enter into settlement agreements, if it believes settlement is in the best interests of the Company's shareholders. The Company believes that many of these claims are at least partially covered by insurance. Based on discovery to date, the Company does not believe the cases currently pending will have a material adverse effect on the Company's

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, January 1, 2011 and January 2, 2010
(in thousands, except per share data)

operating results, financial position or liquidity. However, if the Company were to incur an adverse verdict in one or more of these claims and was ordered to pay damages that were not covered by insurance, these claims could have a material adverse affect on its operating results, financial position and liquidity. If the number of claims filed against the Company or any of its subsidiaries alleging injury as a result of exposure to asbestos-containing products increases substantially, the costs associated with concluding these claims, including damages resulting from any adverse verdicts, could have a material adverse effect on its operating results, financial position or liquidity in future periods.

The Company is involved in various types of legal proceedings arising from claims of employment discrimination or other types of employment matters as a result of claims by current and former employees. The damages claimed against the Company in some of these proceedings are substantial. Because of the uncertainty of the outcome of such legal matters and because the Company's liability, if any, could vary widely, including the size of any damages awarded if plaintiffs are successful in litigation or any negotiated settlement, the Company cannot reasonably estimate the possible loss or range of loss which may arise. The Company is also involved in various other claims and legal proceedings arising in the normal course of business. Although the final outcome of these legal matters cannot be determined, based on the facts presently known, it is management's opinion that the final outcome of such claims and lawsuits will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

18.	Benefit Plans:

401(k) Plan

The Company maintains a defined contribution benefit plan, which covers substantially all Team Members after one year of service and who have attained the age of 21. The plan allows for Team Member salary deferrals, which are matched at the Company's discretion. Company contributions were $10,148, $10,104 and $9,277 in Fiscal 2011, 2010 and 2009, respectively.

Deferred Compensation

The Company maintains a non-qualified deferred compensation plan for certain Team Members. This plan provides for a minimum and maximum deferral percentage of the Team Member's base salary and bonus, as determined by the Retirement Plan Committee. The Company establishes and maintains a deferred compensation liability for this plan. At December 31, 2011 and January 1, 2011, these liabilities were $11,359 and $10,311, respectively.

Postretirement Plan

The Company provides certain health and life insurance benefits for eligible retired Team Members through a postretirement plan. Plan participants include those team members who were either already retired or eligible for retirement as of January 1, 2005. Plan benefits are subject to deductibles, co-payment provisions and other limitations. The plan has no assets and is funded on a cash basis as benefits are paid. The accrued postretirement benefit obligation, included in Accrued expenses and Other long-term liabilities in the accompanying consolidated balance sheets, was $5,925 and $6,865 as of December 31, 2011 and January 1, 2011, respectively.

19.	Share-Based Compensation:

Overview

The Company grants share-based compensation awards to its employees and members of its Board of Directors as provided for under the Company's 2004 Long-Term Incentive Plan, or LTIP. The Company currently grants share-based compensation in the form of stock appreciation rights, or SARs, restricted stock (considered nonvested stock under ASC Topic 718) and deferred stock units, or DSUs. The Company also has outstanding stock options granted prior to Fiscal 2007.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, January 1, 2011 and January 2, 2010
(in thousands, except per share data)

General Terms of Awards

SAR and restricted stock awards generally include both a time-service portion and a performance-based portion, which collectively represent the target award.

Time Vested Awards

The SARs generally vest over a three-year period in equal annual installments beginning on the first anniversary of the grant date. All SARs granted are non-qualified, terminate on the seventh anniversary of the grant date and contain no post-vesting restrictions other than normal trading black-out periods prescribed by the Company's corporate governance policies.

During the vesting period, holders of restricted stock are entitled to receive dividends and voting rights. All restricted stock granted generally vests over a three-year period in equal annual installments beginning on the first anniversary of the grant date. The shares are restricted until they vest and cannot be sold by the recipient until the restriction has lapsed at the end of the respective vesting period.

Performance-Based Awards

Each performance award may vest following a three-year period subject to the Company's achievement of certain financial goals. The performance restricted stock awards do not have dividend equivalent rights and do not have voting rights until earned and issued following the end of the applicable performance period. Depending on the Company's results during the three-year performance period, the actual number of shares vesting at the end of the period may range from 0% to 200% of the target shares.

Share-Based Compensation Expense & Cash Flows

The expense the Company has incurred annually related to the issuance of share-based compensation is included in SG&A. The Company receives cash upon the exercise of stock options, as well as when employees purchase stock under the employee stock purchase plan, or ESPP. Total share-based compensation expense and cash received included in the Company's consolidated statements of operations and consolidated statement of cash flows, respectively, are reflected in the table below, including the related income tax benefits, for fiscal years ended December 31, 2011, January 1, 2011 and January 2, 2010 as follows:

	December 31, 2011	January 1, 2011	January 2, 2010
Share-based compensation expense	$19,553	$22,311	$19,682
Deferred income tax benefit	7,411	8,456	7,361

Cash received upon exercise and from ESPP	14,474	36,113	35,402
Excess tax benefit share-based compensation	9,663	7,260	3,219

As of December 31, 2011, there was $28,493 of unrecognized compensation expense related to all share-based awards that is expected to be recognized over a weighted average period of 1.5 years.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, January 1, 2011 and January 2, 2010
(in thousands, except per share data)

The fair value of each SAR was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Black-Scholes Option Valuation Assumptions (1)	December 31, 2011	January 1, 2011	January 2, 2010

Risk-free interest rate (2)	0.7%	0.9%	1.6%
Expected dividend yield	0.4%	0.4%	0.6%
Expected stock price volatility (3)	36.3%	36.3%	39.2%
Expected life of awards (in months) (4)	50	50	50

(1)	Forfeitures are based on historical experience.

(2)	The risk-free interest rate is based on the U.S. Treasury constant maturity interest rate having term consistent with the expected life of the award.

(3)	Expected volatility is determined using a blend of historical and implied volatility.

(4)	The expected life of the Company's awards represents the estimated period of time until exercise and is based on historical experience of previously granted awards.

Time-Based Share Awards

Stock Appreciation Rights and Stock Options

The following table summarizes the time-vested stock option and time-vested SARs activity for the fiscal year ended December 31, 2011:

	Number of Awards	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding at January 1, 2011	3,688	$38.93
Granted	365	68.02
Exercised	(1,132)	35.62
Forfeited	(72)	49.32
Outstanding at December 31, 2011	2,849	$43.70	4.03	$73,871

Vested and expected to vest	2,786	$43.18	3.97	$73,687

Outstanding and exercisable	2,085	$36.98	3.24	$68,072

The weighted average fair value of SARs granted during the fiscal years ended December 31, 2011, January 1, 2011 and January 2, 2010, was $19.81, $19.10 and $12.98 per share, respectively. The aggregate intrinsic value reflected in the table is based on the Company's closing stock price of $69.63 as of the last trading day of the period ended December 31, 2011. The aggregate intrinsic value of stock options and SARs (the amount by which the market price of the stock on the date of exercise exceeded the exercise price) exercised during the fiscal years ended December 31, 2011, January 1, 2011 and January 2, 2010, was $33,779, $35,447 and $12,704, respectively.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, January 1, 2011 and January 2, 2010
(in thousands, except per share data)

Restricted Stock

The following table summarizes the restricted stock activity for the fiscal year ended December 31, 2011:

	Number of Awards	Weighted-Average Grant Date Fair Value

Nonvested at January 1, 2011	384	$41.86
Granted	97	67.79
Vested	(278)	37.74
Forfeited	(19)	48.54
Nonvested at December 31, 2011	184	$61.05

The fair value of each share of restricted stock is determined based on the market price of the Company's common stock on the date of grant. The weighted average fair value of shares granted during Fiscal 2011, 2010 and 2009 was $67.79, $64.58 and $39.53 per share, respectively. The total grant date fair value of shares vested during Fiscal 2011, 2010 and 2009 was approximately $10,548, $8,317 and $3,238, respectively.

Performance-Based Awards

Performance shares granted in the following tables represent the performance portion of awards granted during Fiscal 2011 at the target level, as achievement of the target level was deemed probable as of the grant date. Change in units based on performance in the following tables represents the change in number of awards previously granted that the Company believes will ultimately vest based on the Company's probability assessment at December 31, 2011.

Compensation expense for performance-based awards of $6,714, $5,916, and $4,276 in Fiscal 2011, 2010 and 2009, respectively, was determined based on management's estimate of the probable vesting outcome.

Performance-Based SARs

The following table summarizes the performance-based SARs activity for the fiscal year ended December 31, 2011:

	Number of Awards	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding at January 1, 2011	1,238	$33.34
Granted	180	68.26
Change in units based on performance	111	37.38
Exercised	—	—
Forfeited	(130)	32.67
Outstanding at December 31, 2011	1,399	$38.22	5.24	$43,947

Expected to vest	1,326	$36.81	5.10	$43,516

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, January 1, 2011 and January 2, 2010
(in thousands, except per share data)

The weighted average fair value of performance-based SARs granted during the fiscal years ended December 31, 2011, January 1, 2011, and January 2, 2010 was $19.86, $19.10 and $12.98 per share, respectively. There were no exercisable performance-based SARs at December 31, 2011. At December 31, 2011, the maximum potential payout under the Company's currently outstanding performance-based SAR awards was 3,167 units.

Performance-Based Restricted Stock

The following table summarizes the performance-based restricted stock activity for the fiscal year ended December 31, 2011:

	Number of Awards	Weighted-Average Grant Date Fair Value

Nonvested at January 1, 2011	253	$32.84
Granted	42	67.16
Change in units based on performance	28	38.36
Vested	—	—
Forfeited	(35)	32.49
Nonvested at December 31, 2011	288	$38.46

The fair value of each share of performance-based restricted stock is determined based on the market price of the Company's common stock on the date of grant. The weighted average fair value of shares granted during Fiscal 2011, 2010 and 2009 was $67.16, $67.74 and $39.53 per share, respectively. At December 31, 2011, the maximum potential payout under the Company's currently outstanding performance-based restricted stock awards was 691 shares.

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

The Company granted 15 DSUs in Fiscal 2011. The weighted average fair value of DSUs granted during Fiscal 2011, 2010 and 2009 was $62.99, $49.27, and $44.18, respectively. The DSUs are awarded at a price equal to the market price of the Company's underlying stock on the date of the grant. For Fiscal 2011, 2010 and 2009, respectively, the Company recognized a total of $1,008, $1,064, and $850 on a pre-tax basis, in compensation expense for these DSU grants.

LTIP Availability

At December 31, 2011, there were 7,095 shares of common stock currently available for future issuance under the 2004 Plan based on management's current estimate of the probable vesting outcome for performance-based awards. This availability includes 5,000 shares of common stock the Company registered with the Securities and Exchange Commission on December 16, 2011 in accordance with the terms of the 2004 Plan. The Company issues new shares of common stock upon exercise of stock options and SARs. Availability is determined net of forfeitures and is reduced by an additional 0.7 availability factor for restricted stock and DSUs in accordance with the LTIP. Availability also includes shares which became available for reissuance in connection with the exercise of SARs.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, January 1, 2011 and January 2, 2010
(in thousands, except per share data)

Employee Stock Purchase Plan

The Company also offers an ESPP. Eligible Team Members may purchase the Company's common stock at 95% of its fair market value on the date of purchase. There are annual limitations on Team Member elections of either $25 per Team Member or ten percent of compensation, whichever is less. Under the plan, Team Members acquired 38, 41 and 51 shares in Fiscal 2011, 2010 and 2009, respectively. At December 31, 2011, there were 1,195 shares available to be issued under the plan.

20.	Accumulated Other Comprehensive Income (Loss):

Comprehensive income is computed as net earnings plus certain other items that are recorded directly to stockholders' equity during the accounting period. In addition to net earnings, comprehensive income also includes changes in unrealized gains or losses on hedge arrangements and postretirement plan benefits, net of tax. Accumulated other comprehensive income (loss), net of tax, for Fiscal 2009, 2010 and 2011 consisted of the following:

	Unrealized Gain (Loss) on Hedging Arrangements	Unrealized Gain (Loss) on Postretirement Plan	Accumulated Other Comprehensive Income (Loss)
Balance, January 3, 2009	$(13,382)	$4,033	$(9,349)
Fiscal 2009 activity	3,034	(384)	2,650
Balance, January 2, 2010	$(10,348)	$3,649	$(6,699)
Fiscal 2010 activity	5,541	(439)	5,102
Balance, January 1, 2011	$(4,807)	$3,210	$(1,597)
Fiscal 2011 activity	4,553	(152)	4,401
Balance, December 31, 2011	$(254)	$3,058	$2,804

21.	Segment and Related Information:

The Company has the following two reportable segments: AAP and AI. The AAP segment is comprised of 3,460 stores, as of December 31, 2011, which operate in the United States, Puerto Rico and the Virgin Islands under the trade names “Advance Auto Parts,” “Advance Discount Auto Parts” and “Western Auto.” These stores offer a broad selection of brand name and proprietary automotive replacement parts, accessories and maintenance items for domestic and imported cars and light trucks. The AAP segment also includes the Company's e-commerce operations.

The AI segment consists solely of the operations of Autopart International, and operates stores under the “Autopart International” trade name. AI mainly serves the Commercial market from its 202 stores, as of December 31, 2011, primarily located in the Northeastern and Mid-Atlantic regions of the United States and Florida. In addition, its North American Sales Division services warehouse distributors and jobbers throughout North America.

The Company evaluates each of its segment’s financial performance based on net sales and operating profit for purposes of allocating resources and assessing performance. The accounting policies of the reportable segments are generally the same as those used by the Company.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, January 1, 2011 and January 2, 2010
(in thousands, except per share data)

The following table summarizes financial information for each of the Company's business segments for the years ended December 31, 2011, January 1, 2011 and January 2, 2010, respectively.

	2011	2010	2009
Net sales
AAP	$5,884,903	$5,691,081	$5,218,317
AI	301,077	249,514	202,575
Eliminations (1)	(15,518)	(15,392)	(8,269)
Total net sales	$6,170,462	$5,925,203	$5,412,623

Percentage of Sales, by Product Group in AAP Segment (2)
Parts and Batteries	63%	61%	60%
Accessories	14%	15%	15%
Chemicals	11%	11%	11%
Oil	10%	10%	10%
Other	2%	3%	4%
Total	100%	100%	100%

Income before provision for income taxes
AAP	$621,700	$552,565	$424,075
AI	11,536	4,490	7,580
Total income before provision for income taxes	$633,236	$557,055	$431,655

Provision for income taxes
AAP	$233,753	$209,545	$158,386
AI	4,801	1,457	2,896
Total provision for income taxes	$238,554	$211,002	$161,282

Segment assets
AAP	$3,413,145	$3,141,828	$2,902,646
AI	242,609	212,389	170,317
Total segment assets	$3,655,754	$3,354,217	$3,072,963

Depreciation and amortization
AAP	$169,541	$158,738	$145,506
AI	6,408	5,699	5,411
Total depreciation and amortization	$175,949	$164,437	$150,917

Capital expenditures
AAP	$264,108	$191,193	$186,607
AI	4,021	8,392	6,327
Total capital expenditures	$268,129	$199,585	$192,934

(1)
For Fiscal 2011, eliminations represented net sales of $8,522 from AAP to AI and $6,996 from AI to AAP. For Fiscal 2010, eliminations represented net sales of $6,933 from AAP to AI and $8,459 from AI to AAP. For Fiscal 2009, eliminations represented net sales of $3,764 from AAP to AI and $4,505 from AI to AAP.

(2)	Sales by product group are not available for the AI segment.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, January 1, 2011 and January 2, 2010
(in thousands, except per share data)

22.	Quarterly Financial Data (unaudited):

The following table summarizes quarterly financial data for Fiscal 2011 and 2010:

2011	First	Second	Third	Fourth
	(16 weeks)	(12 weeks)	(12 weeks)	(12 weeks)
Net sales	$1,898,063	$1,479,839	$1,464,988	$1,327,572
Gross profit	958,201	735,848	724,503	650,738
Net income	109,583	113,107	105,553	66,439

Basic earnings per share	1.37	1.48	1.43	0.92
Diluted earnings per share	1.35	1.46	1.41	0.90

2010	First	Second	Third	Fourth
	(16 weeks)	(12 weeks)	(12 weeks)	(12 weeks)
Net sales	$1,830,606	$1,417,956	$1,406,511	$1,270,130
Gross profit	910,777	715,268	707,785	627,485
Net income	109,431	100,911	87,598	48,113

Basic earnings per share	1.20	1.18	1.04	0.58
Diluted earnings per share	1.19	1.16	1.03	0.57

Note: Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not be equal to the per share amount for the year.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Advance Auto Parts, Inc. and Subsidiaries
Roanoke, Virginia

We have audited the consolidated financial statements of Advance Auto Parts, Inc. and subsidiaries (the "Company") as of December 31, 2011 and January 1, 2011, and for each of the three years in the period ended December 31, 2011, and the Company's internal control over financial reporting as of December 31, 2011, and have issued our reports thereon dated February 28, 2012; such consolidated financial statements and reports are included elsewhere in this Form 10-K. Our audits also included the financial statement schedules of the Company listed in the accompanying index at Item 15. These consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Richmond, Virginia
February 28, 2012

ADVANCE AUTO PARTS, INC.
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
Condensed Parent Company Balance Sheets
December 31, 2011 and January 1, 2011
(in thousands, except per share data)

	December 31, 2011	January 1, 2011
Assets
Cash and cash equivalents	$20	$23
Other current assets	1,803	1,256
Property and equipment, net of accumulated depreciation	2	5
Other assets, net	10,887	12,130
Investment in subsidiary	2,996,334	2,579,371
Total assets	$3,009,046	$2,592,785

Liabilities and stockholders' equity
Accrued expenses	$9,878	$10,417
Dividends payable	4,356	4,930
Long-term debt	298,922	298,824
Intercompany payable, net	1,847,976	1,239,240
Total liabilities	2,161,132	1,553,411
Stockholders' equity
Preferred stock, nonvoting, $0.0001 par value
10,000 shares authorized; no shares issued or outstanding	—	—
Common stock, voting $0.0001 par value; 200,000
shares authorized; 106,537 shares issued and 72,799 outstanding
in 2011 and 105,682 issued and 81,956 outstanding in 2010	11	11
Additional paid-in capital	500,237	456,645
Treasury stock, at cost, 33,738 and 23,726 shares	(1,644,767)	(1,028,612)
Accumulated other comprehensive income (loss)	2,804	(1,597)
Retained earnings	1,989,629	1,612,927
Total stockholders' equity	847,914	1,039,374
Total liabilities and stockholders' equity	$3,009,046	$2,592,785

The accompanying notes to the condensed parent company financial information are an integral part of this schedule.

ADVANCE AUTO PARTS, INC.
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
Condensed Parent Company Statements of Operations
For the Years Ended December 31, 2011, January 1, 2011 and January 2, 2010
(in thousands, except per share data)

	Fiscal Years
	2011	2010	2009
Selling, general and administrative expenses	$21,603	$35,017	$30,228
Other income, net	23,046	36,918	31,438
Income before provision (benefit) for income taxes	1,443	1,901	1,210
Income tax provision (benefit)	1,159	1,761	(208)
Income before equity in earnings of subsidiaries	284	140	1,418
Equity in earnings of subsidiaries	394,398	345,913	268,955
Net income	$394,682	$346,053	$270,373

Basic earnings per share	$5.21	$4.00	$2.85
Diluted earnings per share	$5.11	$3.95	$2.83

Average common shares outstanding	75,620	86,082	94,459
Average common shares outstanding - assuming dilution	77,071	87,155	95,113

The accompanying notes to the condensed parent company financial information are an integral part of this schedule.

ADVANCE AUTO PARTS, INC.
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
Condensed Parent Company Statements of Cash Flows
For the Years Ended December 31, 2011, January 1, 2011 and January 2, 2010
(in thousands)

	Fiscal Years
	2011	2010	2009
Cash flows from operating activities:
Net income	$394,682	$346,053	$270,373
Adjustments to reconcile net income to net cash
(used in) provided by operations:
Equity in earnings of subsidiary	(394,398)	(345,913)	(268,955)
Depreciation and amortization	101	66	29
Other	(388)	(206)	585
Net cash (used in) provided by operating activities	(3)	—	2,032
Cash flows from investing activities:
Net cash used in investing activities	—	—	(2,032)
Cash flows from financing activities:	—	—	—
Net (decrease) increase in cash and cash equivalents	(3)	—	—
Cash and cash equivalents, beginning of period	23	23	23
Cash and cash equivalents, end of period	$20	$23	$23

Supplemental cash flow information:
Interest paid	$17,250	$8,721	$—
Income taxes paid, net	—	—	—
Noncash transactions:
Issuance of senior unsecured notes with proceeds received
by Stores	$—	$298,761	$—
Payment of debt related costs by Stores	3,656	4,572	—
Repurchase of Parent's common stock by Stores	631,149	622,442	100,062
Repurchase of Parent's common stock by Stores not settled	—	14,994	—
Proceeds received by Stores from stock transactions under the
Parent's stock subscription plan and Stores' stock option plan	14,474	36,113	35,402
Cash dividends paid by Stores on behalf of Parent	18,554	21,051	22,803
Changes in other comprehensive income (loss)	4,401	5,102	2,650
Declared but unpaid cash dividends	4,356	4,930	5,587

The accompanying notes to the condensed parent company financial information are an integral part of this schedule.

ADVANCE AUTO PARTS, INC.
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
Notes to the Condensed Parent Company Statements
December 31, 2011, January 1, 2011 and January 2, 2010
(in thousands, except per share data)

1. Organization and Basis of Presentation

Advance Auto Parts, Inc. (“the Company”) is a holding company and the 100% shareholder of Advance Stores Company, Incorporated and its subsidiaries ("Stores"). The Company conducts substantially all of its business operations through Stores. The parent/subsidiary relationship between the Company and Stores includes certain related party transactions. These transactions consist primarily of intercompany advances and interest on intercompany advances, dividends, capital contributions and allocations of certain costs. Deferred income taxes have not been provided for financial reporting and tax basis differences on the undistributed earnings of the subsidiaries.

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

2. Summary of Significant Accounting Policies

Accounting Period

The Company's fiscal year ends on the Saturday nearest the end of December, which results in an extra week every several years (the next 53 week fiscal year is 2014).

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

Share-Based Payments

The Company grants share-based compensation awards to certain executive-level employees and members of its Board of Directors as provided for under its 2004 Long-Term Incentive Plan. The Company's accounting policy for share-based payments is the same as for the consolidated company which is described in the summary of significant accounting policies in Note 2 of the consolidated financial statements.

Earnings per Share

The Company uses the two-class method to calculate earnings per share. Under the two-class method, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are considered participating securities and are included in the computation of earnings per share. Certain of the Company's shares granted to employees in the form of restricted stock are considered participating securities.

Accordingly, earnings per share is computed by dividing net income attributable to the Company's common shareholders by the weighted-average common shares outstanding during the period. The two-class method is an earnings allocation formula

ADVANCE AUTO PARTS, INC.
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
Notes to the Condensed Parent Company Statements
December 31, 2011, January 1, 2011 and January 2, 2010
(in thousands, except per share data)

that determines income per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. Diluted income per common share reflects the more dilutive earnings per share amount calculated using the treasury stock method or the two-class method.

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

New Accounting Pronouncements

In June 2011, the FASB issued ASU No. 2011-05 “Comprehensive Income – Presentation of Comprehensive Income.” ASU 2011-05 requires comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The ASU does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The ASU is required to be applied retrospectively and is effective for interim and annual reporting periods beginning after December 15, 2011. In December 2011, the FASB issued ASU No. 2011-12 "Comprehensive Income - Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05." The amendments in ASU 2011-12 superseded certain pending paragraphs in ASU 2011-05 “Comprehensive Income – Presentation of Comprehensive Income” to effectively defer only those changes in ASU 2011-05 that related to the presentation of reclassification adjustments out of accumulated other comprehensive income. The adoption of ASU 2011-05 is not expected to have a material impact on the Company’s consolidated financial condition, results of operations or cash flows.

In January 2010, the FASB issued ASU No. 2010-06 “Fair Value Measurements and Disclosures – Improving Disclosures about Fair Value Measurements.” ASU 2010-06 requires new disclosures for significant transfers in and out of Level 1 and 2 of the fair value hierarchy and the activity within Level 3 of the fair value hierarchy. The updated guidance also clarifies existing disclosures regarding the level of disaggregation of assets or liabilities and the valuation techniques and inputs used to measure fair value. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2009, with the exception of the new Level 3 activity disclosures, which are effective for interim and annual reporting periods beginning after December 15, 2010. The adoption of ASU 2010-06 had no impact on the Company’s consolidated financial condition, results of operations or cash flows.

3. Long-Term Debt

Senior Unsecured Notes

The Company’s 5.75% senior unsecured notes (the "2020 Notes") were issued in April 2010 at 99.587% of the principal amount of $300,000 and are due May 1, 2020. The Company served as the issuer of the 2020 Notes with certain of the Company’s domestic subsidiaries currently serving as subsidiary guarantors. The terms of the 2020 Notes are governed by an indenture and supplemental indentures (collectively the “Indenture”) among the Company, the subsidiary guarantors and Wells Fargo Bank, National Association, as Trustee.

The 2020 Notes bear interest at a rate of 5.75% per year payable semi-annually in arrears on May 1 and November 1 of each year. The Company may redeem some or all of the 2020 Notes at any time or from time to time, at the redemption price described in the Indenture. In addition, in the event of a Change of Control Triggering Event (as defined in the Indenture), the

ADVANCE AUTO PARTS, INC.
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
Notes to the Condensed Parent Company Statements
December 31, 2011, January 1, 2011 and January 2, 2010
(in thousands, except per share data)

Company will be required to offer to repurchase the 2020 Notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest to the repurchase date. The 2020 Notes are currently fully and unconditionally guaranteed, jointly and severally, on an unsubordinated and unsecured basis by certain of the Company's domestic subsidiaries. The Company will be permitted to release guarantees without the consent of holders of the 2020 Notes under one or more of the following circumstances described in the Indenture: (i) so long as the affected subsidiary guarantor is not a guarantor of other debt of the Company or another subsidiary; (ii) upon the sale or other disposition of all or substantially all of the stock or assets of the subsidiary guarantor; or (iii) upon the Company's exercise of its legal or covenant defeasance option.

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

Bank Debt

The Company fully and unconditionally guarantees the revolving credit facility of Stores. The revolving credit agreement does not contain restrictions on the payment of dividends, loans or advances between the Company and Stores and Stores' subsidiaries. Therefore, there are no such restrictions as of December 31, 2011 and January 1, 2011.

Subsequent Event

Subsequent to December 31, 2011, the Company entered into an underwriting agreement on January 11, 2012 pursuant to which the Company sold $300,000 aggregate principal amount of 4.50% Notes due January 15, 2022 (the "2022 Notes") at a public offering price of 99.968% of the principal amount per note. The 2022 Notes bear interest at a rate of 4.50% per year payable semi-annually in arrears on January 15 and July 15 of each year, commencing on July 15, 2012. The terms of the 2022 Notes are also governed by the Indenture and contain similar redemption, repurchase and guarantee terms as the 2020 Notes.

The Company received approximately $297,500 in net proceeds from the 2022 Notes offering, after deducting underwriting discounts and commissions and offering expenses payable by the Company. The Company used a portion of the net proceeds from this offering to repay indebtedness outstanding under Stores' revolving credit facility. The remaining proceeds will be used for general corporate purposes.

4. Commitments and Contingencies

The Company has indirect commitments and contingencies through Stores. For a discussion of the commitments and contingencies of the consolidated company, see Notes 15 and 17 of the consolidated financial statements.

ADVANCE AUTO PARTS, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Allowance for doubtful accounts receivable:	Balance at Beginning of Period	Charges to Expenses	Deductions		Other	Balance at End of Period
January 2, 2010	$5,030	$3,444	$(2,838)	(1)	$—	$5,636
January 1, 2011	5,636	2,066	(2,886)	(1)	—	4,816
December 31, 2011	4,816	645	(1,405)	(1)	—	4,056

(1)	Accounts written off during the period. These amounts did not impact the Company's statement of operations for any year presented.

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

Dated: February 28, 2012

ADVANCE AUTO PARTS, INC.
By:	/s/ Michael A. Norona
Michael A. Norona
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Darren R. Jackson	President, Chief Executive Officer	February 28, 2012
Darren R. Jackson	and Director (Principal
Executive Officer)

/s/ Michael A. Norona	Executive Vice President and Chief	February 28, 2012
Michael A. Norona	Financial Officer (Principal
Financial and Accounting Officer)

/s/ John C. Brouillard	Chairman and Director	February 28, 2012
John C. Brouillard

/s/ John F. Bergstrom	Director	February 28, 2012
John F. Bergstrom

/s/ Fiona P. Dias	Director	February 28, 2012
Fiona P. Dias

/s/ Frances X. Frei	Director	February 28, 2012
Frances X. Frei

/s/ William S. Oglesby	Director	February 28, 2012
William S. Oglesby

/s/ Gilbert T. Ray	Director	February 28, 2012
Gilbert T. Ray

/s/ J. Paul Raines	Director	February 28, 2012
J. Paul Raines

/s/ Carlos A. Saladrigas	Director	February 28, 2012
Carlos A. Saladrigas

/s/ Jimmie L. Wade	Director	February 28, 2012
Jimmie L. Wade

S-1

EXHIBITS INDEX

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith
1.1	Underwriting Agreement, dated January 11, 2012, by and among Advance Auto Parts, Inc., the Subsidiary Guarantors signatory thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC, SunTrust Robinson Humphrey, Inc. and Wells Fargo Securities, LLC, as Representatives of the several Underwriters listed in Schedule 1 thereto.	8-K	1.1	1/17/2012
3.1	Restated Certificate of Incorporation of Advance Auto Parts, Inc. (“Advance Auto”).	10-Q	3.1	8/16/2004
3.2	Amended and Restated Bylaws of Advance Auto. (effective August 12, 2009).	8-K	3.2	8/17/2009
4.1	Indenture, dated as of April 29, 2010, among Advance Auto Parts, Inc., each of the Subsidiary Guarantors from time to time party thereto and Wells Fargo Bank, National Association, as Trustee.	8-K	4.1	4/29/2010
4.2	First Supplemental Indenture, dated as of April 29, 2010, among Advance Auto Parts, Inc., each of the Subsidiary Guarantors from time to time party thereto and Wells Fargo Bank, National Association, as Trustee.	8-K	4.2	4/29/2010
4.3	Second Supplemental Indenture dated as of May 27, 2011 to the Indenture dated as of April 29, 2010 among Advance Auto Parts, Inc. as Issuer, each of the Subsidiary Guarantors from time to time party thereto and Wells Fargo Bank, National Association, as Trustee.	8-K	10.45	6/3/2011
4.4	Third Supplemental Indenture dated as of January 17, 2012 among Advance Auto Parts, Inc., each of the Subsidiary Guarantors from time to time party thereto and Wells Fargo Bank, National Association, as Trustee.	8-K	4.4	1/17/2012
4.5	Form of 5.750% Note due 2020.	8-K	4.3	4/29/2010
4.6	Form of 4.500% Note due 2022.	8-K	4.5	1/17/2012
10.1	Credit Agreement dated as of October 5, 2006 among Advance Auto, Advance Stores Company, Incorporated ("Advance Stores"), as borrower, the lenders party hereto and JPMorgan Chase Bank, N.A., as administrative agent.	10-Q	10.1	8/25/2010
10.2	Form of Indemnity Agreement between each of the directors of Advance Auto and Advance Auto, as successor in interest to Advance Holding.	8-K	10.19	5/20/2004
10.3	Advance Auto Parts, Inc. 2004 Long-Term Incentive Plan (as amended April 17, 2008).	10-Q	10.19	5/29/2008
10.4	Form of Advance Auto Parts, Inc. 2004 Long-Term Incentive Plan Stock Option Agreement.	10-Q	10.38	8/16/2004
10.5	Form of Advance Auto Parts, Inc. 2004 Long-Term Incentive Plan Award Notice.	10-Q	10.39	8/16/2004
10.6	Advance Auto Parts, Inc. Deferred Stock Unit Plan for Non-Employee Directors and Selected Executives (as amended January 1, 2008), including First Amendment to the Advance Auto Parts, Inc. Deferred Stock Unit Plan for Non-Employee Directors and Selected Executives (as amended and restated effective as of January 1, 2009) and Second Amendment to the Advance Auto Parts, Inc. Deferred Stock Unit Plan for Non-Employee Directors and Selected Executives (as amended and restated effective as of January 1, 2010).	10-K	10.17	3/1/2011
10.7	Amended Advance Auto Parts, Inc. Employee Stock Purchase Plan.	10-K	10.34	3/16/2006

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith
10.8	Advance Auto Parts, Inc. Deferred Compensation Plan (as amended January 1, 2008), including First Amendment to the Advance Auto Parts, Inc. Deferred Compensation Plan (as amended and restated effective as of January 1, 2009) and Second Amendment to the Advance Auto Parts, Inc. Deferred Compensation Plan (as amended and restated effective as of January 1, 2010).	10-K	10.19	3/1/2011
10.9	Form of Advance Auto Parts, Inc. 2007 Restricted Stock Award.	8-K	10.39	2/26/2007
10.10	Form of Advance Auto Parts, Inc. 2007 Stock Appreciation Right Award.	8-K	10.40	2/26/2007
10.11	Employment Agreement effective January 7, 2008 between Advance Auto Parts, Inc., and Darren R. Jackson.	8-K	10.25	1/1/2008
10.12	Advance Auto Parts, Inc. Executive Incentive Plan.	DEF 14A	Appendix B	4/11/2007
10.13	First Amendment to Employment Agreement effective June 4, 2008 between Advance Auto Parts, Inc. and Darren R. Jackson.	8-K	10.32	6/4/2008
10.14	Form of Employment Agreement effective June 4, 2008 between Advance Auto Parts, Inc., and Kevin P. Freeland, Michael A. Norona, and Jimmie L. Wade.	8-K	10.33	6/4/2008
10.15	Attachment C to Employment effective June 4, 2008 between Advance Auto Parts, Inc., and Kevin P. Freeland.	8-K	10.34	6/4/2008
10.16	Attachment C to Employment Agreement effective June 4, 2008 between Advance Auto Parts, Inc., and Michael A. Norona.	8-K	10.35	6/4/2008
10.17	Attachment C to Employment Agreement effective June 4, 2008 between Advance Auto Parts, Inc., and Jimmie L. Wade.	8-K	10.36	6/4/2008
10.18	Form of Senior Vice President Loyalty Agreements.	10-Q	10.37	11/12/2008
10.19	Form of Advance Auto Parts, Inc. Stock Appreciation Rights Award Agreement dated November 17, 2008.	8-K	10.38	11/21/2008
10.20	Form of Advance Auto Parts, Inc. Restricted Stock Award Agreement dated November 17, 2008.	8-K	10.39	11/21/2008
10.21	Second Amendment to Employment Agreement effective January 1, 2010 between Advance Auto Parts, Inc. and Darren R. Jackson.	10-Q	10.43	6/2/2010
10.22	Form of First Amendment to Employment Agreement effective January 1, 2010 between Advance Auto Parts, Inc. and Jimmie L. Wade, Kevin P. Freeland and Michael A. Norona.	10-Q	10.44	6/2/2010
10.23	Employment Agreement effective January 1, 2010 between Advance Auto Parts, Inc. and Tamara A. Kozikowski.	10-Q	10.45	6/2/2010
10.24	Amendment to the Credit Agreement, dated December 4, 2007, among Advance Stores, Advance Auto Parts, Inc., the lenders party hereto and JPMorgan Chase Bank, N.A., as administrative agent.	10-Q	10.46	8/25/2010
10.25	Second Amendment to the Credit Agreement, dated April 15, 2010, among Advance Stores, Advance Auto Parts, Inc., the lenders party hereto and JPMorgan Chase Bank, N.A., as administrative agent.	10-Q	10.47	8/25/2010
10.26	Third Amendment to Employment Agreement effective September 1, 2010 between Advance Auto Parts, Inc. and Darren R. Jackson.	10-Q	10.48	11/17/2010
10.27	Fourth Amendment to Employment Agreement effective January 7, 2011 between Advance Auto Parts, Inc. and Darren R. Jackson.	10-K	10.41	3/1/2011
10.28	Form of Advance Auto Parts, Inc. 2011 SARS Award Agreement and Restricted Stock Award Agreement between Advance Auto Parts, Inc. and Darren R. Jackson.	10-K	10.42	3/1/2011
10.29	Credit Agreement dated as of May 27, 2011 among Advance Auto Parts, Inc. Advance Stores Company, Incorporated, as borrower, the lenders party thereto and JPMorgan Chase Bank, N.A. as administrative agent.	8-K	10.43	6/3/2011

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith
10.30	Guarantee Agreement dated as of May 27, 2011 among Advance Auto Parts, Inc., Advance Stores Company, Incorporated, as borrower, the subsidiaries to the borrower from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent for the lenders.	8-K	10.44	6/3/2011
10.31	Employment Agreement dated as of January 1, 2012, between Advance Auto Parts, Inc. and Jimmie L. Wade.	8-K	10.46	1/24/2012
10.32	Form of Advance Auto Parts, Inc. 2011 SAR Award Agreement and Restricted Stock Award Agreement between Advance Auto Parts, Inc. and Darren R. Jackson.				X
10.33	Form of Advance Auto Parts, Inc. SAR Award Agreement under 2004 Long-Term Incentive Plan.				X
10.34	Form of Advance Auto Parts, Inc. Restricted Stock Award Agreement under 2004 Long-Term Incentive Plan.				X
12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges.				X
21.1	Subsidiaries of Advance Auto.				X
23.1	Consent of Deloitte & Touche LLP.				X
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS (1)	XBRL Instance Document
101.SCH (1)	XBRL Taxonomy Extension Schema Document
101.CAL (1)	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB (1)	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE (1)	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF (1)	XBRL Taxonomy Extension Definition Linkbase Document

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