Form 10-Q
period 2012-04-21
ADVANCE AUTO PARTS INC
filed 2012-05-29
CIK 1158449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 21, 2012
OR
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

As of May 25, 2012, the registrant had outstanding 73,513,902 shares of Common Stock, par value $0.0001 per share (the only class of common stock of the registrant outstanding).

i

PART I.  FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF
ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
April 21, 2012, December 31, 2011 and April 23, 2011
(in thousands, except per share data)
(unaudited)

	April 21, 2012	December 31, 2011	April 23, 2011
Assets
Current assets:
Cash and cash equivalents	$364,084	$57,901	$53,667
Receivables, net	146,228	140,007	115,424
Inventories, net	2,106,944	2,043,158	2,118,119
Other current assets	52,578	52,754	48,278
Total current assets	2,669,834	2,293,820	2,335,488
Property and equipment, net of accumulated depreciation of $1,015,635, $983,622 and $947,678	1,233,689	1,223,099	1,151,926
Assets held for sale	788	615	707
Goodwill	76,389	76,389	34,387
Intangible assets, net	30,288	31,380	25,062
Other assets, net	34,124	30,451	25,813
	$4,045,112	$3,655,754	$3,573,383
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$807	$848	$923
Accounts payable	1,737,339	1,653,183	1,574,347
Accrued expenses	376,807	385,746	386,552
Other current liabilities	133,761	148,098	114,508
Total current liabilities	2,248,714	2,187,875	2,076,330
Long-term debt	599,841	415,136	430,832
Other long-term liabilities	217,908	204,829	182,337
Commitments and contingencies
Stockholders' equity:
Preferred stock, nonvoting, $0.0001 par value	—	—	—
Common stock, voting, $0.0001 par value	7	11	11
Additional paid-in capital	506,963	500,237	468,753
Treasury stock, at cost	(5,174)	(1,644,767)	(1,302,998)
Accumulated other comprehensive income (loss)	2,909	2,804	379
Retained earnings	473,944	1,989,629	1,717,739
Total stockholders' equity	978,649	847,914	883,884
	$4,045,112	$3,655,754	$3,573,383

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
For the Sixteen Week Periods Ended
April 21, 2012 and April 23, 2011
(in thousands, except per share data)
(unaudited)

	Sixteen Week Periods Ended
	April 21, 2012	April 23, 2011
Net sales	$1,957,292	$1,898,063
Cost of sales, including purchasing and warehousing costs	976,619	939,862
Gross profit	980,673	958,201
Selling, general and administrative expenses	756,109	772,224
Operating income	224,564	185,977
Other, net:
Interest expense	(9,854)	(9,719)
Other income, net	502	55
Total other, net	(9,352)	(9,664)
Income before provision for income taxes	215,212	176,313
Provision for income taxes	81,706	66,730
Net income	$133,506	$109,583

Basic earnings per share	$1.83	$1.37
Diluted earnings per share	$1.79	$1.35

Average common shares outstanding	72,888	79,468
Average common shares outstanding - assuming dilution	74,223	81,019

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
For the Sixteen Week Periods Ended
April 21, 2012 and April 23, 2011
(in thousands)
(unaudited)

	Sixteen Week Periods Ended
	April 21, 2012	April 23, 2011
Net income	$133,506	$109,583
Other comprehensive income, net of tax:
Changes in net unrecognized other postretirement benefit costs, net of $97 and $90 tax	(149)	(140)
Unrealized gain on hedge arrangements, net of $163 tax	254	—
Amortization of unrecognized losses on interest rate swaps, net of $1,374 tax	—	2,116
Other comprehensive income	105	1,976
Comprehensive income	$133,611	$111,559

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders' Equity
For the Sixteen Week Periods Ended
April 21, 2012 and April 23, 2011
(in thousands)
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock, at cost		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount		Shares	Amount
Balance, December 31, 2011	—	$—	106,537	$11	$500,237	33,738	$(1,644,767)	$2,804	$1,989,629	$847,914
Net income									133,506	133,506
Changes in net unrecognized other postretirement benefit costs, net of $97 tax								(149)		(149)
Unrealized gain on hedge arrangement, net of $163 tax								254		254
Issuance of shares upon the exercise of stock options			685		3,957					3,957
Tax withholdings related to the exercise of stock appreciation rights					(20,768)					(20,768)
Tax benefit from share-based compensation					17,359					17,359
Issuance of restricted stock, net of forfeitures			12							—
Amortization of restricted stock balance					2,370					2,370
Share-based compensation					3,220					3,220
Stock issued under employee stock purchase plan			7		566					566
Repurchase of common stock						60	(5,174)			(5,174)
Retirement of treasury stock			(33,738)	(4)		(33,738)	1,644,767		(1,644,763)	—
Cash dividends									(4,428)	(4,428)
Other					22					22
Balance, April 21, 2012	—	$—	73,503	$7	$506,963	60	$(5,174)	$2,909	$473,944	$978,649

Balance, January 1, 2011	—	$—	105,682	$11	$456,645	23,726	$(1,028,612)	$(1,597)	$1,612,927	$1,039,374
Net income									109,583	109,583
Changes in net unrecognized other postretirement benefit costs, net of $90 tax								(140)		(140)
Amortization of unrecognized losses on interest rate swaps, net of $1,374 tax								2,116		2,116
Issuance of shares upon the exercise of stock options			193		4,487					4,487
Tax withholdings related to the exercise of stock appreciation rights					(1,612)					(1,612)
Tax benefit from share-based compensation					2,663					2,663
Issuance of restricted stock, net of forfeitures			4							—
Amortization of restricted stock balance					2,287					2,287
Share-based compensation					3,673					3,673
Stock issued under employee stock purchase plan			9		542					542
Repurchase of common stock						4,307	(274,386)			(274,386)
Cash dividends									(4,771)	(4,771)
Other					68					68
Balance, April 23, 2011	—	$—	105,888	$11	$468,753	28,033	$(1,302,998)	$379	$1,717,739	$883,884

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows For the Sixteen Week Periods Ended April 21, 2012 and April 23, 2011 (in thousands) (unaudited)
	Sixteen Week Periods Ended
	April 21, 2012	April 23, 2011
Cash flows from operating activities:
Net income	$133,506	$109,583
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	55,799	52,539
Share-based compensation	5,590	5,960
Loss on property and equipment, net	382	1,291
Other	481	235
Provision for deferred income taxes	294	14,109
Excess tax benefit from share-based compensation	(17,386)	(2,692)
Net (increase) decrease in:
Receivables, net	(6,221)	8,821
Inventories, net	(63,786)	(254,249)
Other assets	95	28,228
Net increase in:
Accounts payable	84,156	282,234
Accrued expenses	35,946	20,941
Other liabilities	6,561	5,450
Net cash provided by operating activities	235,417	272,450
Cash flows from investing activities:
Purchases of property and equipment	(82,463)	(88,883)
Proceeds from sales of property and equipment	188	1,021
Net cash used in investing activities	(82,275)	(87,862)
Cash flows from financing activities:
Decrease in bank overdrafts	(16,147)	(4,471)
Decrease in financed vendor accounts payable	—	(31,648)
Issuance of senior unsecured notes	299,904	—
Payment of debt related costs	(2,648)	—
Borrowings under credit facilities	58,500	443,200
Payments on credit facilities	(173,500)	(313,000)
Dividends paid	(8,784)	(9,701)
Proceeds from the issuance of common stock, primarily exercise of stock options	4,545	5,097
Tax withholdings related to the exercise of stock appreciation rights	(20,768)	(1,612)
Excess tax benefit from share-based compensation	17,386	2,692
Repurchase of common stock	(5,174)	(280,389)
Other	(273)	(298)
Net cash provided by (used in) financing activities	153,041	(190,130)
Net increase (decrease) in cash and cash equivalents	306,183	(5,542)
Cash and cash equivalents, beginning of period	57,901	59,209
Cash and cash equivalents, end of period	$364,084	$53,667

Advance Auto Parts, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows For the Sixteen Week Periods Ended April 21, 2012 and April 23, 2011 (in thousands) (unaudited)
	Sixteen Week Periods Ended
	April 21, 2012	April 23, 2011
Supplemental cash flow information:
Interest paid	$1,541	$6,769
Income tax payments, net	29,823	14,185
Non-cash transactions:
Accrued purchases of property and equipment	19,731	17,102
Changes in other comprehensive income	105	1,976
Retirement of treasury stock	1,644,767	—
Repurchases of common stock not settled	—	8,991

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Sixteen Week Periods Ended April 21, 2012 and April 23, 2011
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

The condensed consolidated balance sheets as of April 21, 2012, December 31, 2011 and April 23, 2011, the condensed consolidated statements of operations for the sixteen week periods ended April 21, 2012 and April 23, 2011, the condensed consolidated statements of comprehensive income for the sixteen week periods ended April 21, 2012 and April 23, 2011, the condensed consolidated statements of changes in stockholders’ equity for the sixteen week periods ended April 21, 2012 and April 23, 2011 and the condensed consolidated statements of cash flows for the sixteen week periods ended April 21, 2012 and April 23, 2011, have been prepared by the Company. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position of the Company, the results of its operations and cash flows have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s consolidated financial statements for the fiscal year ended December 31, 2011, or Fiscal 2011.

The accounting policies followed in the presentation of interim financial results are consistent with those followed on an annual basis. These policies are presented in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for Fiscal 2011 (filed with the Securities and Exchange Commission, or SEC, on February 28, 2012).

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

New Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board, or FASB, issued ASU No. 2011-08 “Intangible-Goodwill and Other – Testing Goodwill for Impairment.” ASU 2011-08 modifies the impairment test for goodwill and indefinite lived intangibles so that the fair value of a reporting unit is no longer required to be calculated unless the Company believes, based on qualitative factors, that it is more likely than not that the reporting unit's or indefinite lived intangible asset's fair value is less than the carrying value. ASU 2011-8 is effective for fiscal years beginning after December 15, 2011. The adoption of ASU 2011-08 had no impact on the Company’s condensed consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05 “Comprehensive Income – Presentation of Comprehensive Income.” ASU 2011-05 requires comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments in this update should be applied retrospectively and is effective for interim and annual reporting periods beginning after December 15, 2011. The Company adopted this guidance in the first quarter of 2012. The adoption of ASU 2011-05 is for presentation purposes only and had no material impact on the Company’s condensed consolidated financial statements.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Sixteen Week Periods Ended April 21, 2012 and April 23, 2011
(in thousands, except per share data)
(unaudited)

2.	Inventories, net:

Inventories are stated at the lower of cost or market. The Company used the LIFO method of accounting for approximately 95% of inventories at April 21, 2012, December 31, 2011 and April 23, 2011. Under LIFO, the Company’s cost of sales reflects the costs of the most recently purchased inventories, while the inventory carrying balance represents the costs for inventories purchased in Fiscal 2012 and prior years. The Company's overall costs to acquire inventory for the same or similar products have generally decreased as the Company has been able to leverage its continued growth. Additionally, the Company's inventory costs have decreased in recent years as a result of the Company's execution of merchandise strategies and realization of supply chain efficiencies. As a result of utilizing LIFO, the Company recorded a reduction to cost of sales of $7,641 and $4,083 for the sixteen weeks ended April 21, 2012 and April 23, 2011, respectively.

An actual valuation of inventory under the LIFO method is performed by the Company at the end of each fiscal year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected fiscal year-end inventory levels and costs.

Inventory balances at April 21, 2012, December 31, 2011 and April 23, 2011 were as follows:

	April 21, 2012	December 31, 2011	April 23, 2011
Inventories at FIFO, net	$1,997,200	$1,941,055	$1,987,225
Adjustments to state inventories at LIFO	109,744	102,103	130,894
Inventories at LIFO, net	$2,106,944	$2,043,158	$2,118,119

3.	Goodwill and Intangible Assets:

Goodwill

The Company has goodwill recorded in both the Advance Auto Parts ("AAP") and Autopart International ("AI") segments. The following table reflects the carrying amount of goodwill pertaining to the Company's two segments and the changes in goodwill carrying amounts.

	AAP Segment	AI Segment	Total
Balance at December 31, 2011	$58,095	$18,294	$76,389
Fiscal 2012 activity	—	—	—
Balance at April 21, 2012	$58,095	$18,294	$76,389

Balance at January 1, 2011	$16,093	$18,294	$34,387
Fiscal 2011 activity	—	—	—
Balance at April 23, 2011	$16,093	$18,294	$34,387

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Sixteen Week Periods Ended April 21, 2012 and April 23, 2011
(in thousands, except per share data)
(unaudited)

Intangible Assets Other Than Goodwill

The gross and net carrying amounts of acquired intangible assets as of April 21, 2012, December 31, 2011 and April 23, 2011 are comprised of the following:

	Acquired intangible assets
	Subject to Amortization			Not Subject to Amortization
	Customer Relationships	Acquired Technology	Other	Trademark and Tradenames	Intangible Assets (excluding goodwill)
Gross:
Gross carrying amount at December 31, 2011	$9,800	$7,750	$885	$20,550	$38,985
Additions	—	—	—	—	—
Gross carrying amount at April 21, 2012	$9,800	$7,750	$885	$20,550	$38,985

Gross carrying amount at January 1, 2011	$9,800	$—	$885	$20,550	$31,235
Additions	—	—	—	—	—
Gross carrying amount at April 23, 2011	$9,800	$—	$885	$20,550	$31,235

Net:
Net carrying amount at December 31, 2011	$3,618	$6,987	$225	$20,550	$31,380
Additions	—	—	—	—	—
2012 amortization	295	795	2	—	1,092
Net book value at April 21, 2012	$3,323	$6,192	$223	$20,550	$30,288

Net carrying amount at January 1, 2011	$4,578	$—	$232	$20,550	$25,360
Additions	—	—	—	—	—
2011 amortization	296	—	2	—	298
Net book value at April 23, 2011	$4,282	$—	$230	$20,550	$25,062

Future Amortization Expense

The table below shows expected amortization expense for the next five years for acquired intangible assets recorded as of April 21, 2012:

Fiscal Year	Amount
Remainder of 2012	$2,458
2013	3,550
2014	2,788
2015	751
2016	7
Thereafter	184

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Sixteen Week Periods Ended April 21, 2012 and April 23, 2011
(in thousands, except per share data)
(unaudited)

4.	Long-term Debt:

Long-term debt consists of the following:

	April 21, 2012	December 31, 2011	April 23, 2011
Revolving facility at variable interest rates (1.75%, 1.78% and 0.97% at April 21, 2012, December 31, 2011 and April 23, 2011, respectively) due May 27, 2016	$—	$115,000	$130,200
5.75% Senior Unsecured Notes (net of unamortized discount of $1,047, $1,078 and $1,146 at April 21, 2012, December 31, 2011 and April 23, 2011, respectively) due May 1, 2020	298,953	298,922	298,854
4.50% Senior Unsecured Notes (net of unamortized discount of $94 at April 21, 2012) due January 15, 2022	299,906	—	—
Other	1,789	2,062	2,701
	600,648	415,984	431,755
Less: Current portion of long-term debt	(807)	(848)	(923)
Long-term debt, excluding current portion	$599,841	$415,136	$430,832

Bank Debt

The Company has a $750,000 unsecured five-year revolving credit facility with Stores serving as the borrower. The revolving credit facility also provides for the issuance of letters of credit with a sub-limit of $300,000, and swingline loans in an amount not to exceed $50,000. The Company may request, subject to agreement by one or more lenders, that the total revolving commitment be increased by an amount not exceeding $250,000 (up to a total commitment of $1,000,000). Voluntary prepayments and voluntary reductions of the revolving balance are permitted in whole or in part, at the Company’s option, in minimum principal amounts as specified in the revolving credit facility. The revolving credit facility matures on May 27, 2016.

As of April 21, 2012, the Company had no borrowings outstanding under its revolving credit facility, but had letters of credit outstanding of $92,324, which reduced the availability under the revolving credit facility to $657,676. The letters of credit generally have a term of one year or less and serve as collateral for the Company's self-insurance policies and routine purchases of imported merchandise.

The interest rate on borrowings under the revolving credit facility is based, at the Company’s option, on an adjusted LIBOR rate, plus a margin, or an alternate base rate, plus a margin. The current margin is 1.5% and 1.5% per annum for the adjusted LIBOR and alternate base rate borrowings, respectively. A facility fee is charged on the total amount of the revolving credit facility, payable in arrears. The current facility fee rate is 0.25% per annum. Under the terms of the revolving credit facility, the interest rate and facility fee are based on the Company’s credit rating.

The Company’s revolving credit facility contains covenants restricting its ability to, among other things:  (1) create, incur or assume additional debt, (2) incur liens or engage in sale-leaseback transactions, (3) make loans and investments (including acquisitions), (4) guarantee obligations, (5) engage in certain mergers and liquidations, (6) change the nature of the Company’s business and the business conducted by its subsidiaries, (7) enter into certain hedging transactions, and (8) change Advance’s status as a holding company. The Company is also required to comply with financial covenants with respect to a maximum leverage ratio and a minimum consolidated coverage ratio. The Company was in compliance with its covenants in place at April 21, 2012 and December 31, 2011, respectively. The Company’s revolving credit facility also provides for customary events of default, covenant defaults and cross-defaults to its other material indebtedness.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Sixteen Week Periods Ended April 21, 2012 and April 23, 2011
(in thousands, except per share data)
(unaudited)

Senior Unsecured Notes

The Company’s 5.75% senior unsecured notes were issued in April 2010 at 99.587% of the principal amount of $300,000 and are due May 1, 2020 (the "2020 Notes"). The 2020 Notes bear interest at a rate of 5.75% per year payable semi-annually in arrears on May 1 and November 1 of each year. The Company’s 4.50% senior unsecured notes were issued in January 2012 at 99.968% of the principal amount of $300,000 and are due January 15, 2022 (the "2022 Notes" or collectively with 2020 Notes, "the Notes"). The 2022 Notes bear interest at a rate of 4.50% per year payable semi-annually in arrears on January 15 and July 15 of each year. Advance served as the issuer of the Notes with certain of Advance’s domestic subsidiaries currently serving as subsidiary guarantors. The terms of the Notes are governed by an indenture and supplemental indentures (collectively the “Indenture”) among the Company, the subsidiary guarantors and Wells Fargo Bank, National Association, as Trustee.

The Company may redeem some or all of the Notes at any time or from time to time, at the redemption price described in the Indenture. In addition, in the event of a Change of Control Triggering Event (as defined in the Indenture), the Company will be required to offer to repurchase the notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest to the repurchase date. The Notes are currently fully and unconditionally guaranteed, jointly and severally, on an unsubordinated and unsecured basis by each of the subsidiary guarantors. The Company will be permitted to release guarantees without the consent of holders of the Notes under the circumstances described in the Indenture: (i) upon the release of the guarantee of the Company's other debt that resulted in the affected subsidiary becoming a guarantor of this debt; (ii) upon the sale or other disposition of all or substantially all of the stock or assets of the subsidiary guarantor; or (iii) upon the Company's exercise of its legal or covenant defeasance option.

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

Debt Guarantees

Certain domestic subsidiaries of Stores, including its Material Subsidiaries (as defined in the revolving credit facility) serve as guarantors of the Notes and revolving credit facility with Advance also serving as a guarantor of the revolving credit facility. The subsidiary guarantees related to the Company’s Notes and revolving credit facility are full and unconditional and joint and several, and there are no restrictions on the ability of Advance to obtain funds from its subsidiaries. Also, Advance has no independent assets or operations, and the subsidiaries not guaranteeing the Notes and revolving credit facility are minor as defined by SEC regulations.

5.	Derivative Instruments and Hedging Activities:

From September 2011 through January 2012, the Company executed a series of forward treasury rate locks in anticipation of the issuance of the 2022 Notes. The treasury rate locks, which were derivative instruments, were designated as cash flow hedges to offset the Company's exposure to increases in the underlying U.S. Treasury benchmark rate. This rate was used to establish the fixed interest rate for 2022 Notes which was comprised of the underlying U.S. Treasury benchmark rate, plus a credit spread premium. Upon issuance of the 2022 Notes, the cumulative change in fair market value of the treasury rate locks was not significant due to the narrow margin between the lock rate and the underlying treasury rate.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Sixteen Week Periods Ended April 21, 2012 and April 23, 2011
(in thousands, except per share data)
(unaudited)

The Company's previously outstanding interest rate swaps matured on October 5, 2011. The Company had entered into these interest rate swaps as a hedge to the variable rate interest payments on its bank debt. Effective April 24, 2010, the Company’s outstanding interest rate swaps no longer qualified for hedge accounting as a result of the Company’s intent to pay off its bank debt with the proceeds from the offering of the 2020 Notes. Accordingly, the Company recorded all subsequent changes in the fair value of the interest rate swaps through earnings and amortized to interest expense the remaining balance of previously recorded unrecognized loss in accumulated other comprehensive loss over the remaining life of the swaps.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the condensed consolidated balance sheet as of April 21, 2012, December 31, 2011 and April 23, 2011:

	Balance Sheet Location	Fair Value as of April 21, 2012	Fair Value as of December 31, 2011	Fair Value as of April 23, 2011
Derivatives designated as hedging instruments:
Treasury rate locks	Other current assets	$—	$4,986	$—
Interest rate swaps	Accrued expenses	—	—	5,807
Interest rate swaps	Other long-term liabilities	—	—	—
		$—	$4,986	$5,807

The table below presents the effect of the Company’s derivative financial instruments on the statement of operations for the sixteen weeks ended April 21, 2012 and April 23, 2011, respectively:

Interest rate swaps	Amount of Gain or (Loss) Recognized in OCI on Derivative, net of tax (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income, net of tax (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative, net of tax (Ineffective Portion and Amount Excluded from Effectiveness Testing)
For the Sixteen Weeks Ended April 21, 2012	$254	Interest expense	$108	Other (expense) income, net	$66
For the Sixteen Weeks Ended April 23, 2011	$—	Interest expense	$(2,116)	Other (expense) income, net	$(200)

6.	Fair Value Measurements:

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

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Sixteen Week Periods Ended April 21, 2012 and April 23, 2011
(in thousands, except per share data)
(unaudited)

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

The following table sets forth the Company’s financial liabilities that were measured at fair value on a recurring basis as of April 21, 2012, December 31, 2011 and April 23, 2011:

		Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
As of April 21, 2012

Contingent consideration related to business acquisition	$27,776	$—	$—	$27,776

As of December 31, 2011

Treasury rate locks	$4,986	$—	$4,986	$—
Contingent consideration related to business acquisition	27,776	—	—	27,776

As of April 23, 2011

Interest rate swaps	$5,807	$—	$5,807	$—

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

The carrying amount of the Company’s cash and cash equivalents, accounts receivable, bank overdrafts, accounts payable, accrued expenses and current portion of long term debt approximate their fair values due to the relatively short term nature of these instruments. As of April 21, 2012, December 31, 2011 and April 23, 2011, the fair value of the Company’s long-term debt with a carrying value of $599,841, $415,136 and $430,832, respectively, was approximately $651,000, $446,000 and $451,000, respectively. The fair value of the Company’s senior unsecured notes was determined based on quoted market prices. The Company believes that the carrying value of its other long-term debt and certain long-term liabilities approximate fair value.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Sixteen Week Periods Ended April 21, 2012 and April 23, 2011
(in thousands, except per share data)
(unaudited)

Non-Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). At April 21, 2012, the Company had no significant non-financial assets or liabilities that had been adjusted to fair value subsequent to initial recognition.

7.	Stock Repurchase Program:

The Company’s stock repurchase program allows it to repurchase its common stock on the open market or in privately negotiated transactions from time to time in accordance with the requirements of the SEC. The Company's $300,000 stock repurchase program in place as of April 21, 2012 was authorized by its Board of Directors on August 9, 2011.

During the sixteen weeks ended April 21, 2012, the Company repurchased no shares of its common stock under its stock repurchase program. The Company had $200,032 remaining under its stock repurchase as of April 21, 2012. The Company repurchased 60 shares of its common stock at an aggregate cost of $5,174, or an average price of $85.73 per share, in connection with the net settlement of shares issued as a result of the vesting of restricted stock during the sixteen weeks ended April 21, 2012. Also during the sixteen weeks ended April 21, 2012, the Company retired 33,738 shares of treasury stock.

During the sixteen weeks ended April 23, 2011, the Company repurchased 4,237 shares of its common stock at an aggregate cost of $269,983, or an average price of $63.72 per share. Additionally, the Company repurchased 71 shares of its common stock at an aggregate cost of $4,402 in connection with the net settlement of shares issued as a result of the vesting of restricted stock during the sixteen weeks ended April 23, 2011. At April 23, 2011, 138 shares repurchased during the sixteen weeks ended April 23, 2011 had not settled. These shares settled subsequent to April 23, 2011.

On May 14, 2012, the Company's Board of Directors authorized a $500,000 stock repurchase program. This new authorization replaces the remaining portion of the Company's $300,000 stock repurchase program.

8.	Earnings per Share:

Certain of the Company’s shares granted to employees in the form of restricted stock are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per share. For the sixteen week periods ended April 21, 2012 and April 23, 2011, earnings of $321 and $342, respectively, were allocated to the participating securities.

Diluted earnings per share are calculated by including the effect of dilutive securities. Share-based awards to purchase approximately 229 and 3 shares of common stock that had an exercise price in excess of the average market price of the common stock during the sixteen week periods ended April 21, 2012 and April 23, 2011, respectively, were not included in the calculation of diluted earnings per share because they were anti-dilutive.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Sixteen Week Periods Ended April 21, 2012 and April 23, 2011
(in thousands, except per share data)
(unaudited)

The following table illustrates the computation of basic and diluted earnings per share for the sixteen week periods ended April 21, 2012 and April 23, 2011, respectively:

	Sixteen Weeks Ended
	April 21, 2012	April 23, 2011
Numerator
Net income applicable to common shares	$133,506	$109,583
Participating securities' share in earnings	(321)	(342)
Net income applicable to common shares	$133,185	$109,241
Denominator
Basic weighted average common shares	72,888	79,468
Dilutive impact of share-based awards	1,335	1,551
Diluted weighted average common shares	74,223	81,019

Basic earnings per common share
Net income applicable to common stockholders	$1.83	$1.37
Diluted earnings per common share
Net income applicable to common stockholders	$1.79	$1.35

9.	Warranty Liabilities:

The following table presents changes in the Company’s warranty reserves:

	April 21, 2012	December 31, 2011	April 23, 2011
	(16 weeks ended)	(52 weeks ended)	(16 weeks ended)
Warranty reserve, beginning of period	$38,847	$36,352	$36,352
Additions to warranty reserves	11,590	43,013	10,511
Reserves utilized	(12,797)	(40,518)	(10,203)

Warranty reserve, end of period	$37,640	$38,847	$36,660

The Company’s warranty liabilities are included in Accrued expenses in its condensed consolidated balance sheets.

10.	Segment and Related Information:

The Company has the following two reportable segments: AAP and AI. The AAP segment is comprised of 3,482 stores as of April 21, 2012, which operated in the United States, Puerto Rico and the Virgin Islands under the trade names “Advance Auto Parts,” “Advance Discount Auto Parts” and “Western Auto.” These stores offer a broad selection of brand name and proprietary automotive replacement parts, accessories and maintenance items for domestic and imported cars and light trucks. The AAP segment also includes the Company's e-commerce operations.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Sixteen Week Periods Ended April 21, 2012 and April 23, 2011
(in thousands, except per share data)
(unaudited)

The AI segment consists solely of the operations of Autopart International, and operates stores under the “Autopart International” trade name. AI mainly serves the Commercial market from its 200 stores as of April 21, 2012 located in the Northeastern and Mid-Atlantic regions of the United States and Florida. In addition, its North American Sales Division services warehouse distributors and jobbers throughout North America.

The Company evaluates each of its segment’s financial performance based on net sales and operating profit for purposes of allocating resources and assessing performance. The accounting policies of the reportable segments are generally the same as those described in the Annual Report on Form 10-K for the year ended December 31, 2011.

The following table summarizes financial information for each of the Company's business segments for the sixteen weeks ended April 21, 2012 and April 23, 2011, respectively.

	Sixteen Week Periods Ended
	April 21, 2012	April 23, 2011
Net sales
AAP	$1,868,431	$1,814,356
AI	93,594	88,535
Eliminations (1)	(4,733)	(4,828)
Total net sales	$1,957,292	$1,898,063

Income before provision for income taxes
AAP	$211,349	$174,668
AI	3,863	1,645
Total income before provision for income taxes	$215,212	$176,313

Provision for income taxes
AAP	$80,134	$66,076
AI	1,572	654
Total provision for income taxes	$81,706	$66,730

Segment assets
AAP	$3,800,745	$3,330,675
AI	244,367	242,708
Total segment assets	$4,045,112	$3,573,383

(1)
For the sixteen weeks ended April 21, 2012, eliminations represented net sales of $2,897 from AAP to AI and $1,836 from AI to AAP. For the sixteen weeks ended April 23, 2011, eliminations represented net sales of $2,745 from AAP to AI and $2,083 from AI to AAP.

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

Listed below and discussed in our Annual Report on Form 10-K for the year ended December 31, 2011 (filed with the Securities and Exchange Commission, or SEC, on February 28, 2012), which we refer to as our 2011 Form 10-K, are some important risks, uncertainties and contingencies which could cause our actual results, performance or achievements to be materially different from any forward-looking statements made or implied in this report. These include, but are not limited to, the following:

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

•	security breach or other cyber security incident;

•	business interruptions due to the occurrence of natural disasters, extended periods of unfavorable weather, computer system malfunction, wars or acts of terrorism; and

•	the impact of global climate change or legal and regulatory responses to such change.

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

Introduction

We are a leading specialty retailer of automotive aftermarket parts, accessories, batteries and maintenance items primarily operating within the United States. Our stores carry an extensive product line for cars, vans, sport utility vehicles and light trucks. We serve both "do-it-yourself," or DIY, and “do-it-for-me,” or Commercial, customers. Our Commercial customers consist primarily of delivery customers for whom we deliver products from our store locations to our Commercial customers’ places of business, including independent garages, service stations and auto dealers. At April 21, 2012, we operated a total of 3,682 stores.

We operate in two reportable segments: Advance Auto Parts, or AAP, and Autopart International, Inc., or AI. The AAP segment is comprised of our store operations within the Northeastern, Southeastern and Midwestern regions of the United States, Puerto Rico and the Virgin Islands which operate under the trade names “Advance Auto Parts,” “Advance Discount Auto Parts” and “Western Auto.” At April 21, 2012, we operated 3,482 stores in the AAP segment. Our AAP stores offer a broad selection of brand name and proprietary automotive replacement parts, accessories and maintenance items for domestic and imported cars and light trucks. The AAP segment also includes our e-commerce operations.

At April 21, 2012, we operated 200 stores in the AI segment under the “Autopart International” trade name. AI’s business primarily serves the Commercial market from its store locations in the Northeastern and Mid-Atlantic regions of the United States and Florida. In addition, its North American Sales Division services warehouse distributors and jobbers throughout North America. For additional information regarding our segments, see Note 10, Segment and Related Information, of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Management Overview

We generated earnings per diluted share, or diluted EPS, of $1.79 during our sixteen weeks ended April 21, 2012 (“first quarter of Fiscal 2012”) compared to $1.35 for the comparable period of Fiscal 2011. The increase in our diluted EPS was primarily due to an increase in our operating income as well as the repurchase of shares of our common stock during Fiscal 2011. We believe our solid financial results were driven by a combination of favorable industry dynamics and the benefits from the investments we have made over the last several years to support our Service Leadership and Superior Availability strategies.

Contributing to our favorable operating income results during the first quarter was less selling, general and administrative, or SG&A, expense partially offset by a decrease in our gross profit rate compared to the comparable period of Fiscal 2011. Our SG&A expense decreased as a result of the planned shift in certain expenses from first quarter to second quarter as compared to last year, productivity improvements in store labor and planned reduction in administrative support costs based on actions taken last year. The decrease in our gross profit rate during the first quarter compared to the comparable period in Fiscal 2011 was in line with our expectations as we expensed more supply chain costs during the quarter, as a percentage of purchases, due to a slower pace of inventory growth, partially offset by improvements in supply chain labor and transportation costs.

Although our operating cash flow through the first quarter of Fiscal 2012 was less than the comparable period of last year, we generated a significant amount of cash from operations to invest in capital improvements and initiatives to support our strategies.  As discussed later in the Business Update, we remain committed to investing in our two key strategies.

Summary of First Quarter Financial Results

A high-level summary of our financial results for the first quarter of Fiscal 2012 is included below:

•
Net sales during the first quarter of Fiscal 2012 increased 3.1% to $1,957.3 million as compared to the first quarter of Fiscal 2011, driven by a 2.1% increase in comparable store sales and by the addition of 82 net new stores over the past 12 months.

•
Our operating income increased $38.6 million for the first quarter of Fiscal 2012 over the comparable period of Fiscal 2011 and increased as a percentage of total sales to 11.5% from 9.8%, or by 167 basis points, due to lower SG&A partially offset by a lower gross profit rate.

•
Our inventory balance as of April 21, 2012 decreased $11.2 million, or 0.5%, over the comparable period last year. Our inventory growth continued to decelerate subsequent to the first quarter of last year due to increasing sales and better pacing of inventory investments.

•
We generated operating cash flow of $235.4 million during the the sixteen weeks ended April 21, 2012, a decrease of 13.6% over the comparable period in Fiscal 2011 primarily due to changes in our working capital partially offset by an increase in our net income.

•	In January 2012, we issued $300 million of senior unsecured notes due in 2022, with an interest rate of 4.50%.

Refer to the Results of Operations and Liquidity sections for further details of our income statement and cash flow results, respectively.

Business Update

Our two key strategies, Service Leadership and Superior Availability, remain unchanged in Fiscal 2012. Superior Availability centers around product availability and maximizing the speed, reliability and efficiency of our supply chain. Service Leadership leverages our product availability in addition to more consistent execution to strengthen our integrated operating approach of serving our DIY and Commercial customers whether in our stores or on-line. Through these two key strategies, we believe we can continue to build on the initiatives discussed below and produce favorable financial results over the long term. A few of the priorities under these strategies include:

•	Improving in-market availability through the continued expansion of our HUB network;

•	The opening of our new Remington, Indiana distribution center later in 2012;

•	Our continued efforts to enhance e-commerce offerings and to increase the penetration of our B2B commercial platform;

•	Focused training for our field leadership in areas such as store operations, inventory management and Commercial execution; and

•
The continued roll-out of our Commercial wave programs, where we invest in additional parts professionals, delivery trucks and drivers at certain stores, and the in-sourcing of our Commercial credit function.

Our Commercial sales, as a percentage of total sales, increased to 38% for the first quarter of Fiscal 2012 as compared to 37% for the same period in Fiscal 2011. Our e-commerce operations supplement our store sales growth through the continued ramp-up in DIY sales from our AdvanceAutoParts.com website and more recently through the added capability for our Commercial customers to order product on-line. On an ongoing basis, we closely monitor independent customer satisfaction scores for both Commercial and DIY customers as a measure of customer service and product availability.

We continue to expand our supply chain network to increase our ability to get the right product to our customers in a timely manner. We upgraded the inventory levels in 155 of our stores during the first quarter of Fiscal 2012 and added 23 stores to our HUB store network bringing the total number of HUBs to 317. Our HUB stores stock a wider selection and greater supply of inventory and provide same-day delivery to our other stores or customers in their respective areas. We plan to begin shipping from our ninth AAP distribution center in Remington, Indiana during the third quarter of Fiscal 2012. This new facility will provide productivity improvements resulting from the added capacity and a more advanced distribution system. We are also progressing well with our plan to increase the amount of product we source globally, which we believe will improve our gross profit across numerous product categories and allow us to more quickly source the products our customers need.

Automotive Aftermarket Industry

The automotive aftermarket industry remains strong despite volatility in the overall economic environment and unseasonable weather conditions during the first several months of 2012. Favorable industry dynamics include:

•	increase in number and average age of vehicles;

•	long-term expectation that miles driven will increase based on historical trends; and

•	fragmented commercial market.

Conversely, the factors negatively affecting the automotive aftermarket industry include:

•	high gas prices;

•	increase in new car sales; and

•	overall reduction in discretionary spending on elective maintenance and other accessories.

We plan to continue to increase our share of the total automotive aftermarket. We anticipate that the pace of our growth in Commercial will continue to exceed the pace of our DIY growth driven by the more fragmented Commercial market. The continued growth in our Commercial sales emphasizes our focus on an integrated service model and our goal of achieving a 50/50 mix of Commercial and DIY sales.

Toward the end of our first quarter and extending into the beginning of our second quarter, we have experienced a deceleration in our sales that we believe to be temporary given the overall positive long-term industry dynamics. Despite the lower sales, we are committed to achieving our long-term sales growth and profitability goals by remaining focused on balancing support and discretionary expenses with the additional cost of investments in our key strategies.

Consolidated Operating Results and Key Statistics and Metrics

The following table highlights certain consolidated operating results and key statistics and metrics for the sixteen weeks ended April 21, 2012 and April 23, 2011, respectively, and fiscal years ended December 31, 2011 and January 1, 2011. We use these key statistics and metrics to measure the financial progress of our key strategies.

	Sixteen Weeks Ended
	April 21, 2012	April 23, 2011	FY 2011	FY 2010
Operating Results:
Total net sales (in 000s)	$1,957,292	$1,898,063	$6,170,462	$5,925,203
Comparable store sales growth (1)	2.1%	1.4%	2.2%	8.0%
Gross profit	50.1%	50.5%	50.3%	50.0%
SG&A	38.6%	40.7%	39.0%	40.1%
Operating profit	11.5%	9.8%	10.8%	9.9%
Diluted earnings per share	$1.79	$1.35	$5.11	$3.95

Key Statistics and Metrics:
Number of stores, end of period	3,682	3,600	3,662	3,563
Total store square footage, end of period (in 000s)	26,843	26,211	26,663	25,950
Total Team Members, end of period	54,038	52,546	52,002	51,017
Average net sales per store (in 000s)(2)(3)	$1,711	$1,697	$1,708	$1,697
Operating income per store (in 000s)(2)(4)	$193	$167	$184	$168
Gross margin return on inventory (2)(5)	6.8	5.5	6.6	5.1

(1)
Comparable store sales include net sales from our stores and e-commerce website. The change in store sales is calculated based on the change in net sales starting once a store has been open for 13 complete accounting periods (each period represents four weeks). Relocations are included in comparable store sales from the original date of opening.

(2)	These financial metrics presented for each quarter are calculated on an annualized basis and accordingly reflect the last four fiscal quarters completed.

(3)	Average net sales per store is calculated as net sales divided by the average of the beginning and ending store count for the respective period.

(4)	Operating income per store is calculated as operating income divided by the average of beginning and ending total store count for the respective period.

(5)	Gross margin return on inventory is calculated as gross profit divided by an average of beginning and ending inventory, net of accounts payable and financed vendor accounts payable.

Store Development by Segment

The following table sets forth the total number of new, closed and relocated stores and stores with Commercial delivery programs during the sixteen weeks ended April 21, 2012 and April 23, 2011 by segment. We lease approximately 79% of our AAP stores. We lease 100% of our AI stores.

AAP
	Sixteen Weeks Ended
	April 21, 2012	April 23, 2011
Number of stores at beginning of period	3,460	3,369
New stores	22	28
Closed stores	—	—
Number of stores, end of period	3,482	3,397
Relocated stores	4	2
Stores with commercial delivery programs	3,159	3,058

AI
	Sixteen Weeks Ended
	April 21, 2012	April 23, 2011
Number of stores at beginning of period	202	194
New stores	3	9
Closed stores	(5)	—
Number of stores, end of period	200	203
Relocated stores	2	1
Stores with commercial delivery programs	200	203

During Fiscal 2012, we anticipate adding approximately 110 to 120 AAP stores and 10 to 20 AI stores, respectively, and closing approximately 10 total stores.

Critical Accounting Policies

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Our discussion and analysis of the financial condition and results of operations are based on these financial statements. The preparation of these financial statements requires the application of accounting policies in addition to certain estimates and judgments by our management. Our estimates and judgments are based on currently available information, historical results and other assumptions we believe are reasonable. Actual results could differ materially from these estimates. During the sixteen weeks ended April 21, 2012, we consistently applied the critical accounting policies discussed in our 2011 Form 10-K. For a complete discussion regarding these critical accounting policies, refer to the 2011 Form 10-K.

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

Results of Operations

The following table sets forth certain of our operating data expressed as a percentage of net sales for the periods indicated.

	Sixteen Week Periods Ended
	April 21, 2012	April 23, 2011
Net sales	100.0%	100.0%
Cost of sales, including purchasing and warehousing costs	49.9	49.5
Gross profit	50.1	50.5
Selling, general and administrative expenses	38.6	40.7
Operating income	11.5	9.8
Interest expense	(0.5)	(0.5)
Other expense, net	0.0	0.0
Provision for income taxes	4.2	3.5
Net income	6.8%	5.8%

Sixteen Weeks Ended April 21, 2012 Compared to Sixteen Weeks Ended April 23, 2011

Net Sales

Net sales for the sixteen weeks ended April 21, 2012 were $1,957.3 million, an increase of $59.2 million, or 3.1%, as compared to net sales for the sixteen weeks ended April 23, 2011. This growth was primarily due to an increase in comparable store sales and sales from new AAP and AI stores opened in the last twelve months.

For the sixteen weeks ended April 21, 2012, AAP produced net sales of $1,868.4 million, an increase of $54.1 million, or 3.0%, as compared to net sales for the sixteen weeks ended April 23, 2011. The AAP comparable store sales increase of 1.9% was driven by an increase in average sales per customer. For the sixteen weeks ended April 21, 2012, AI produced net sales of $93.6 million, an increase of $5.1 million, or 5.7%, as compared to net sales for the sixteen weeks ended April 23, 2011. Excluding intercompany sales to AAP, AI's sales increased 6.1% for the sixteen weeks ended April 21, 2012 compared to last year.

	Sixteen Weeks Ended
	April 21, 2012			April 23, 2011
	AAP	AI	Total	AAP	AI	Total
Comparable store sales %	1.9%	6.2%	2.1%	1.2%	7.5%	1.4%
Net stores opened in last twelve months	85	(3)	82	102	36	138

Gross Profit

Gross profit for the sixteen weeks ended April 21, 2012 was $980.7 million, or 50.1% of net sales, as compared to $958.2 million, or 50.5% of net sales, for the comparable period of last year, representing a decrease of 38 basis points. The decrease in gross profit as a percentage of net sales was primarily due to higher supply chain costs, attributable to the slower growth of inventory during the first quarter of Fiscal 2012 compared to the comparable period of last year, partially offset by improvements in supply chain labor and transportation costs. Our inventory growth continued to decelerate subsequent to the first quarter of last year due to increasing sales and better pacing of inventory investments.

SG&A

SG&A expenses for the sixteen weeks ended April 21, 2012 were $756.1 million, or 38.6% of net sales, as compared to $772.2 million, or 40.7% of net sales, for the comparable period of last year, representing a decrease of 205 basis points. This decrease as a percentage of sales was primarily due to a planned shift in advertising, meeting and other strategic expenses from the first quarter to the second quarter, actions we took last year to increase the productivity of our store labor, and planned reductions in administrative support costs to allow for additional spending on initiatives under our key strategies.

Operating Income

Operating income for the sixteen weeks ended April 21, 2012 was $224.6 million, or 11.5% of net sales, as compared to $186.0 million, or 9.8% of net sales, for the comparable period of last year, representing an increase of 167 basis points. This increase was due to lower SG&A expense partially offset by a lower gross profit rate.

AAP produced operating income of $220.7 million, or 11.8% of net sales, for the sixteen weeks ended April 21, 2012 as compared to $184.3 million, or 10.2% of net sales, for the comparable period of last year. AI generated operating income for the sixteen weeks ended April 21, 2012 of $3.9 million as compared to $1.6 million for the comparable period of last year. AI’s operating income increased during the first quarter primarily due to the leverage of SG&A as a result of the maturity of its existing store base with relatively few new store openings and solid comparable store sales results.

Interest Expense

Interest expense for the sixteen weeks ended April 21, 2012 was $9.9 million, or 0.5% of net sales, as compared to $9.7 million, or 0.5% of net sales, for the comparable period in Fiscal 2011. The increase in interest expense is primarily a result of higher average borrowings outstanding during the sixteen weeks ended April 21, 2012 compared to the comparable period in Fiscal 2011.

Income Taxes

Income tax expense for the sixteen weeks ended April 21, 2012 was $81.7 million, as compared to $66.7 million for the comparable period of Fiscal 2011. Our effective income tax rate was 38.0% and 37.8% for the sixteen weeks ended April 21, 2012 and April 23, 2011, respectively.

Net Income

Net income for the sixteen weeks ended April 21, 2012 was $133.5 million, or $1.79 per diluted share, as compared to $109.6 million, or $1.35 per diluted share, for the comparable period of Fiscal 2011. As a percentage of net sales, net income for the sixteen weeks ended April 21, 2012 was 6.8%, as compared to 5.8% for the comparable period of Fiscal 2011. The increase in diluted EPS was primarily due to an increase in net income as well as the repurchase of 5.7 million shares of our common stock over the last four fiscal quarters.

Liquidity and Capital Resources

Overview

Our primary cash requirements to maintain our current operations include payroll and benefits, the purchase of inventory, contractual obligations, capital expenditures and the payment of income taxes. In addition, we have used available funds to repay borrowings under our revolving credit facility, periodically repurchase shares of our common stock under our stock repurchase program and for the payment of quarterly cash dividends. We have funded these requirements primarily through cash generated from operations, supplemented by borrowings under our credit facilities and notes offering as needed. We believe funds generated from our expected results of operations, available cash and cash equivalents, and available borrowings under our revolving credit facility will be sufficient to fund our primary obligations for the next fiscal year.

At April 21, 2012, our cash and cash equivalents balance was $364.1 million, an increase of $306.2 million compared to December 31, 2011 (the end of Fiscal 2011). This increase in cash primarily resulted from the issuance of senior unsecured notes and cash generated by operations, partially offset by net repayments on our revolving credit facility and capital expenditures. Additional discussion of our cash flow results, including the comparison of the activity for the sixteen weeks ended April 21, 2012 to the comparable period of Fiscal 2011, is set forth in the Analysis of Cash Flows section.

At April 21, 2012, our outstanding indebtedness was $600.6 million, or $184.7 million higher when compared to December 31, 2011, and consisted of borrowings of $598.9 million under our senior unsecured notes, $1.7 million outstanding on an economic development note and $0.1 million outstanding under other financing arrangements. Additionally, we had $92.3 million in letters of credit outstanding, which reduced our total availability under the revolving credit facility to $657.7 million.

Capital Expenditures

Our primary capital requirements have been the funding of our continued new store openings, maintenance of existing stores, the construction and upgrading of distribution centers, and the development of both proprietary and purchased information systems. Our capital expenditures were $82.5 million for the sixteen weeks ended April 21, 2012, or $6.4 million less than the sixteen weeks ended April 23, 2011. During the sixteen weeks ended April 21, 2012, we opened 22 AAP stores and 3 AI stores.

Our future capital requirements will depend in large part on the number of and timing for new stores we open within a given year. We anticipate adding 110 to 120 AAP and 10 to 20 AI stores, respectively, and closing approximately 10 stores during Fiscal 2012.

We also plan to make continued investments in the maintenance of our existing stores and additional investments in our supply chain and information technology. In Fiscal 2012, we anticipate that our capital expenditures will be approximately $275.0 million to $300.0 million. These expenditures will be primarily driven by new store development, investments in our existing store base and investments under our Superior Availability and Service Leadership strategies, including supply chain and new systems. These expenditures include a new warehouse management system and costs associated with the completion of our Remington, Indiana distribution center scheduled to open in the third quarter of Fiscal 2012.

Stock Repurchase Program

Our stock repurchase program allows us to repurchase our common stock on the open market or in privately negotiated transactions from time to time in accordance with the requirements of the SEC. Our $300.0 million stock repurchase program in place as of April 21, 2012 was authorized by our Board of Directors on August 9, 2011.

During the sixteen weeks ended April 21, 2012, we repurchased no shares of our common stock under our stock repurchase program. We repurchased 60 thousand shares of our common stock at an aggregate cost of $5.2 million, or an average price of $85.73 per share, in connection with the net settlement of shares issued as a result of the vesting of restricted stock. Also during the sixteen weeks ended April 21, 2012, we retired 33.7 million shares of treasury stock.

On May 14, 2012, our Board of Directors authorized a $500 million stock repurchase program. This new authorization replaces the remaining portion of our $300 million stock repurchase program.

Dividend

Since Fiscal 2006, our Board of Directors has declared quarterly dividends of $0.06 per share to stockholders of record. On May 14, 2012, our Board of Directors declared a quarterly dividend of $0.06 per share to be paid on July 6, 2012 to all common stockholders of record as of June 22, 2012.

Analysis of Cash Flows

A summary and analysis of our cash flows for the sixteen week period ended April 21, 2012 as compared to the sixteen week period ended April 23, 2011 is included below.

	Sixteen Week Periods Ended
	April 21, 2012	April 23, 2011
	(in millions)
Cash flows from operating activities	$235.4	$272.5
Cash flows from investing activities	(82.3)	(87.9)
Cash flows from financing activities	153.0	(190.1)
Net increase in cash and
cash equivalents	$306.2	$(5.5)

Operating Activities

For the sixteen weeks ended April 21, 2012, net cash provided by operating activities decreased $37.0 million to $235.4 million. This net decrease in operating cash flow was primarily due to:

•	a $43.2 million decrease in cash flows from other assets related to timing of prepaid rent and other receivables in the prior year; and

•	a $13.8 million decrease in provision for deferred income taxes.

Partially offsetting the decrease in operating cash flow was a $23.9 million increase in net income.

Investing Activities

For the sixteen weeks ended April 21, 2012, net cash used in investing activities decreased $5.6 million to $82.3 million. The decrease in cash used in investing activities was primarily driven by the timing of our investments in information technology, new and existing stores and our supply chain.

3BUFinancing Activities

For the sixteen weeks ended April 21, 2012, net cash provided by financing activities increased $343.2 million to $153.0 million. This was primarily as a result of $299.9 million provided by the issuance of senior unsecured notes and a $275.2 million decrease in the repurchase of common stock under our stock repurchase program, partially offset by a $245.2 million decrease in net borrowings on credit facilities.

Long-Term Debt

Bank Debt

We have a $750 million unsecured five-year revolving credit facility with our wholly-owned subsidiary, Advance Stores Company, Incorporated, or Stores, serving as the borrower. The revolving credit facility also provides for the issuance of letters of credit with a sub-limit of $300.0 million, and swingline loans in an amount not to exceed $50.0 million. We may request, subject to agreement by one or more lenders, that the total revolving commitment be increased by an amount not exceeding $250.0 million (up to a total commitment of $1 billion). Voluntary prepayments and voluntary reductions of the revolving credit facility are permitted in whole or in part, at our option, in minimum principal amounts as specified in the revolving credit facility. The revolving credit facility matures on May 27, 2016.

As of April 21, 2012, we had no borrowings outstanding under our revolving credit facility, but had letters of credit outstanding of $92.3 million, which reduced the availability under the revolving credit facility to $657.7 million. The letters of credit generally have a term of one year or less and serve as collateral for our self-insurance policies and routine purchases of imported merchandise.

The interest rate on borrowings under the revolving credit facility is based, at our option, on an adjusted LIBOR rate, plus a margin, or an alternate base rate, plus a margin. The current margin is 1.5% and 1.5% per annum for the adjusted LIBOR and alternate base rate borrowings, respectively. A facility fee is charged on the total amount of the revolving credit facility, payable in arrears. The current facility fee rate is 0.25% per annum. Under the terms of the revolving credit facility, the interest rate and facility fee are based on our credit rating.

Our revolving credit facility contains covenants restricting our ability to, among other things:  (1) create, incur or assume additional debt, (2) incur liens or engage in sale-leaseback transactions, (3) make loans and investments (including acquisitions), (4) guarantee obligations, (5) engage in certain mergers and liquidations, (6) change the nature of our business and the business conducted by our subsidiaries, (7) enter into certain hedging transactions, and (8) change our status as a holding company. We are also required to comply with financial covenants with respect to a maximum leverage ratio and a minimum consolidated coverage ratio. We were in compliance with our covenants in place at April 21, 2012 and December 31, 2011, respectively. Our revolving credit facility also provides for customary events of default, covenant defaults and cross-defaults to its other material indebtedness.

Senior Unsecured Notes

Our 5.75% senior unsecured notes were issued in April 2010 at 99.587% of the principal amount of $300 million and are due May 1, 2020 (the "2020 Notes"). The 2020 Notes bear interest at a rate of 5.75% per year payable semi-annually in arrears on May 1 and November 1 of each year. Our 4.50% senior unsecured notes were issued in January 2012 at 99.968% of the principal amount of $300,000 and are due January 15, 2022 (the "2022 Notes" or collectively with 2020 Notes, "the Notes"). The 2022 Notes bear interest at a rate of 4.50% per year payable semi-annually in arrears on January 15 and July 15 of each year. Our parent company, or Advance, served as the issuer of the Notes with certain of Advance’s domestic subsidiaries currently serving as subsidiary guarantors. The terms of the Notes are governed by an indenture and supplemental indentures (collectively the “Indenture”) among us, the subsidiary guarantors and Wells Fargo Bank, National Association, as Trustee.

We may redeem some or all of the Notes at any time or from time to time, at the redemption price described in the Indenture. In addition, in the event of a Change of Control Triggering Event (as defined in the Indenture), we will be required to offer to repurchase the notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest to the repurchase date. The Notes are currently fully and unconditionally guaranteed, jointly and severally, on an unsubordinated and unsecured basis by each of the subsidiary guarantors. We will be permitted to release guarantees without the consent of holders of the Notes under the circumstances described in the Indenture: (i) upon the release of the guarantee of our other debt that resulted in the affected subsidiary becoming a guarantor of this debt; (ii) upon the sale or other disposition of all or substantially all of the stock or assets of the subsidiary guarantor; or (iii) upon our exercise of its legal or covenant defeasance option.

As of April 21, 2012, we had a credit rating from Standard & Poor’s of BBB- and from Moody’s Investor Service of Baa3. The current outlooks by Standard & Poor’s and Moody’s are both stable. The current pricing grid used to determine our borrowing rate under our revolving credit facility is based on our credit ratings. If these credit ratings decline, our interest rate on outstanding balances may increase. Conversely, if these credit ratings improve, our interest rate may decrease. In addition, if our credit ratings decline, our access to financing may become more limited.

Off-Balance-Sheet Arrangements

As of April 21, 2012, we had no off-balance-sheet arrangements as defined in Regulation S-K Item 303 of the SEC regulations. We include other off-balance-sheet arrangements in our contractual obligations table including operating lease payments, interest payments on our revolving credit facility and letters of credit outstanding.

Contractual Obligations

As of April 21, 2012, there were no material changes to our outstanding contractual obligations as compared to our contractual obligations outstanding as of December 31, 2011. For information regarding our contractual obligations see “Contractual Obligations” in our 2011 Form 10-K.

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

As of April 21, 2012, we have $299.0 million of senior unsecured notes outstanding with an interest rate of 5.75% due in 2020, $299.9 million of senior unsecured notes outstanding with an interest rate of 4.50% due in 2022 and nothing outstanding on our revolving credit facility which matures in May 2016. As a result of the availability under our revolving credit facility, we may be exposed to cash flow risk due to changes in LIBOR.

The table below presents principal cash flows and related weighted average interest rates on our revolving credit facility outstanding at April 21, 2012, by expected maturity dates. Weighted average variable rates are based on implied forward rates in the yield curve at April 21, 2012. Implied forward rates should not be considered a predictor of actual future interest rates.

	Remainder of Fiscal 2012	Fiscal 2013	Fiscal 2014	Fiscal 2015	Fiscal 2016	Thereafter	Total	Fair Market Liability
	(dollars in thousands)
Variable rate	$—	$—	$—	$—	$—	$—	$—	$—
Weighted average interest rate	2.0%	2.1%	2.3%	2.8%	3.2%	—	2.3%	—

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report in accordance with Rule 13a-15(b) under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended April 21, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

6BPART II.  OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth the information with respect to repurchases of our common stock for the quarter ended April 21, 2012 (amounts in thousands, except per share amounts):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs (2)
January 1, 2012 to January 28, 2012	1	$68.03	—	$200,032
January 29, 2012 to February 25, 2012	4	84.56	—	200,032
February 26, 2012 to March 24, 2012	55	85.98	—	200,032
March 25, 2012 to April 21, 2012	—	—	—	200,032

Total	60	$85.73	—	$200,032

(1)
We repurchased 60 thousand shares of our common stock at an aggregate cost of $5.2 million, or an average purchase price of $85.73 per share, in connection with the net settlement of shares issued as a result of the vesting of restricted stock during the sixteen weeks ended April 21, 2012. We did not repurchase any shares under our $300 million stock repurchase program during our first quarter ended April 21, 2012.

(2)	Our stock repurchase program was authorized by our Board of Directors and publicly announced on August 9, 2011.

ITEM 6.	EXHIBITS

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith
3.1	Restated Certificate of Incorporation of Advance Auto Parts, Inc. (“Advance Auto”).	10-Q	3.1	8/16/2004
3.2	Amended and Restated Bylaws of Advance Auto (effective August 12, 2009).	8-K	3.2	8/17/2009
10.7	Amended and Restated Advance Auto Parts, Inc. Employee Stock Purchase Plan.	DEF14A	Appendix C	4/16/2012
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS (1)	XBRL Instance Document
101.SCH (1)	XBRL Taxonomy Extension Schema Document
101.CAL (1)	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB (1)	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE (1)	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF (1)	XBRL Taxonomy Extension Definition Linkbase Document

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

ADVANCE AUTO PARTS, INC.

May 29, 2012	By:	/s/ Michael A. Norona
Michael A. Norona Executive Vice President and Chief Financial Officer

S-1

EXHIBIT INDEX

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith
3.1	Restated Certificate of Incorporation of Advance Auto Parts, Inc. (“Advance Auto”).	10-Q	3.1	8/16/2004
3.2	Amended and Restated Bylaws of Advance Auto (effective August 12, 2009).	8-K	3.2	8/17/2009
10.7	Amended and Restated Advance Auto Parts, Inc. Employee Stock Purchase Plan.	DEF14A	Appendix C	4/16/2012
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS (1)	XBRL Instance Document
101.SCH (1)	XBRL Taxonomy Extension Schema Document
101.CAL (1)	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB (1)	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE (1)	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF (1)	XBRL Taxonomy Extension Definition Linkbase Document

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