Form 10-Q
period 2012-07-14
ADVANCE AUTO PARTS INC
filed 2012-08-20
CIK 1158449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 14, 2012
OR
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

As of August 17, 2012, the registrant had outstanding 73,327,586 shares of Common Stock, par value $0.0001 per share (the only class of common stock of the registrant outstanding).

i

PART I.  FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF
ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
July 14, 2012, December 31, 2011 and July 16, 2011
(in thousands, except per share data)
(unaudited)

	July 14, 2012	December 31, 2011	July 16, 2011
Assets
Current assets:
Cash and cash equivalents	$448,594	$57,901	$68,820
Receivables, net	159,349	140,007	122,188
Inventories, net	2,096,341	2,043,158	2,091,913
Other current assets	60,883	52,754	59,245
Total current assets	2,765,167	2,293,820	2,342,166
Property and equipment, net of accumulated depreciation of $1,045,202, $983,622 and $965,442	1,263,680	1,223,099	1,172,132
Assets held for sale	788	615	707
Goodwill	76,389	76,389	34,387
Intangible assets, net	29,468	31,380	24,839
Other assets, net	33,654	30,451	29,237
	$4,169,146	$3,655,754	$3,603,468
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$760	$848	$991
Accounts payable	1,738,101	1,653,183	1,570,320
Accrued expenses	417,663	385,746	396,187
Other current liabilities	135,517	148,098	118,537
Total current liabilities	2,292,041	2,187,875	2,086,035
Long-term debt	599,696	415,136	565,420
Other long-term liabilities	218,308	204,829	187,735
Commitments and contingencies
Stockholders' equity:
Preferred stock, nonvoting, $0.0001 par value	—	—	—
Common stock, voting, $0.0001 par value	7	11	11
Additional paid-in capital	512,202	500,237	479,055
Treasury stock, at cost	(25,042)	(1,644,767)	(1,542,794)
Accumulated other comprehensive income	2,796	2,804	1,614
Retained earnings	569,138	1,989,629	1,826,392
Total stockholders' equity	1,059,101	847,914	764,278
	$4,169,146	$3,655,754	$3,603,468

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
For the Twelve and Twenty-Eight Week Periods Ended
July 14, 2012 and July 16, 2011
(in thousands, except per share data)
(unaudited)

	Twelve Week Periods Ended		Twenty-Eight Week Periods Ended
	July 14, 2012	July 16, 2011	July 14, 2012	July 16, 2011
Net sales	$1,460,983	$1,479,839	$3,418,275	$3,377,902
Cost of sales, including purchasing and warehousing costs	732,125	743,991	1,708,744	1,683,853
Gross profit	728,858	735,848	1,709,531	1,694,049
Selling, general and administrative expenses	559,663	546,921	1,315,772	1,319,145
Operating income	169,195	188,927	393,759	374,904
Other, net:
Interest expense	(7,947)	(8,007)	(17,801)	(17,726)
Other (expense) income, net	(55)	(212)	447	(157)
Total other, net	(8,002)	(8,219)	(17,354)	(17,883)
Income before provision for income taxes	161,193	180,708	376,405	357,021
Provision for income taxes	61,587	67,601	143,293	134,331
Net income	$99,606	$113,107	$233,112	$222,690

Basic earnings per share	$1.36	$1.48	$3.19	$2.85
Diluted earnings per share	$1.34	$1.46	$3.14	$2.79

Average common shares outstanding	73,150	75,979	73,003	77,973
Average common shares outstanding - assuming dilution	74,084	77,426	74,157	79,484

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
For the Twelve and Twenty-Eight Week Periods Ended
July 14, 2012 and July 16, 2011
(in thousands)
(unaudited)

	Twelve Week Periods Ended		Twenty-Eight Week Periods Ended
	July 14, 2012	July 16, 2011	July 14, 2012	July 16, 2011
Net income	$99,606	$113,107	$233,112	$222,690
Other comprehensive income, net of tax:
Changes in net unrecognized other postretirement benefit costs, net of $72, $67, $169 and $157 tax	(113)	(105)	(262)	(245)
Unrealized gain on hedge arrangements, net of $163 tax	—	—	254	—
Amortization of unrecognized losses on interest rate swaps, net of $0, $1,141, $0 and $2,515 tax	—	1,340	—	3,456
Other comprehensive income (loss)	(113)	1,235	(8)	3,211
Comprehensive income	$99,493	$114,342	$233,104	$225,901

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders' Equity
For the Twenty-Eight Week Periods Ended
July 14, 2012 and July 16, 2011
(in thousands)
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock, at cost		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount		Shares	Amount
Balance, December 31, 2011	—	$—	106,537	$11	$500,237	33,738	$(1,644,767)	$2,804	$1,989,629	$847,914
Net income									233,112	233,112
Changes in net unrecognized other postretirement benefit costs, net of $169 tax								(262)		(262)
Unrealized gain on hedge arrangement, net of $163 tax								254		254
Issuance of shares upon the exercise of stock options			824		5,160					5,160
Tax withholdings related to the exercise of stock appreciation rights					(24,214)					(24,214)
Tax benefit from share-based compensation, net					20,639					20,639
Issuance of restricted stock, net of forfeitures			8							—
Amortization of restricted stock balance					3,798					3,798
Share-based compensation					5,482					5,482
Stock issued under employee stock purchase plan			15		1,072					1,072
Repurchase of common stock						321	(25,042)			(25,042)
Retirement of treasury stock			(33,738)	(4)		(33,738)	1,644,767		(1,644,763)	—
Cash dividends									(8,840)	(8,840)
Other					28					28
Balance, July 14, 2012	—	$—	73,646	$7	$512,202	321	$(25,042)	$2,796	$569,138	$1,059,101

Balance, January 1, 2011	—	$—	105,682	$11	$456,645	23,726	$(1,028,612)	$(1,597)	$1,612,927	$1,039,374
Net income									222,690	222,690
Changes in net unrecognized other postretirement benefit costs, net of $157 tax								(245)		(245)
Amortization of unrecognized losses on interest rate swaps, net of $2,515 tax								3,456		3,456
Issuance of shares upon the exercise of stock options			378		9,295					9,295
Tax withholdings related to the exercise of stock appreciation rights					(2,841)					(2,841)
Tax benefit from share-based compensation, net					4,745					4,745
Issuance of restricted stock, net of forfeitures			2							—
Amortization of restricted stock balance					3,756					3,756
Share-based compensation					6,236					6,236
Stock issued under employee stock purchase plan			19		1,145					1,145
Repurchase of common stock						8,283	(514,182)			(514,182)
Cash dividends									(9,225)	(9,225)
Other					74					74
Balance, July 16, 2011	—	$—	106,081	$11	$479,055	32,009	$(1,542,794)	$1,614	$1,826,392	$764,278

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows For the Twenty-Eight Week Periods Ended July 14, 2012 and July 16, 2011 (in thousands) (unaudited)
	Twenty-Eight Week Periods Ended
	July 14, 2012	July 16, 2011
Cash flows from operating activities:
Net income	$233,112	$222,690
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	98,527	92,973
Share-based compensation	9,280	9,992
Loss on property and equipment, net	1,385	2,179
Other	847	495
Provision for deferred income taxes	1,526	25,962
Excess tax benefit from share-based compensation	(20,685)	(4,780)
Net (increase) decrease in:
Receivables, net	(19,342)	2,057
Inventories, net	(53,183)	(228,043)
Other assets	(7,483)	17,162
Net increase in:
Accounts payable	84,918	278,207
Accrued expenses	75,037	41,922
Other liabilities	7,444	8,734
Net cash provided by operating activities	411,383	469,550
Cash flows from investing activities:
Purchases of property and equipment	(146,281)	(151,595)
Proceeds from sales of property and equipment	268	1,028
Net cash used in investing activities	(146,013)	(150,567)
Cash flows from financing activities:
Decrease in bank overdrafts	(16,181)	(7,820)
Decrease in financed vendor accounts payable	—	(31,648)
Issuance of senior unsecured notes	299,904	—
Payment of debt related costs	(2,648)	(3,561)
Borrowings under credit facilities	58,500	1,076,400
Payments on credit facilities	(173,500)	(811,400)
Dividends paid	(13,196)	(14,155)
Proceeds from the issuance of common stock, primarily exercise of stock options	6,260	10,514
Tax withholdings related to the exercise of stock appreciation rights	(24,214)	(2,841)
Excess tax benefit from share-based compensation	20,685	4,780
Repurchase of common stock	(25,042)	(529,176)
Contingent consideration related to previous business acquisition	(4,755)	—
Other	(490)	(465)
Net cash provided by (used in) financing activities	125,323	(309,372)
Net increase in cash and cash equivalents	390,693	9,611
Cash and cash equivalents, beginning of period	57,901	59,209
Cash and cash equivalents, end of period	$448,594	$68,820

Advance Auto Parts, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows For the Twenty-Eight Week Periods Ended July 14, 2012 and July 16, 2011 (in thousands) (unaudited)
	Twenty-Eight Week Periods Ended
	July 14, 2012	July 16, 2011
Supplemental cash flow information:
Interest paid	$11,065	$19,604
Income tax payments	72,310	49,217
Non-cash transactions:
Accrued purchases of property and equipment	29,012	16,158
Changes in other comprehensive income (loss)	(8)	3,211
Retirement of treasury stock	1,644,767	—

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Twenty-Eight Week Periods Ended July 14, 2012 and July 16, 2011
(in thousands, except per share data)
(unaudited)

1.	Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company and include the accounts of Advance Auto Parts, Inc., its wholly owned subsidiary, Advance Stores Company, Incorporated ("Stores"), and its subsidiaries (collectively, the "Company"). All intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position of the Company, the results of its operations and cash flows have been made.

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

The results of operations for the interim periods are not necessarily indicative of the operating results to be expected for the full fiscal year. The first quarter of each of the Company's fiscal years contains 16 weeks while the remaining three quarters contain 12 weeks each.

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

New Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board, or FASB, issued ASU No. 2012-02 “Intangible-Goodwill and Other – Testing Indefinite-Lived Intangible Assets for Impairment.” ASU 2012-02 modifies the requirement to test intangible assets that are not subject to amortization based on events or changes in circumstances that might indicate that the asset is impaired now requiring the test only if it is more likely than not that the asset is impaired. Furthermore, ASU 2012-02 provides entities the option of performing a qualitative assessment to determine if it is more likely than not that the fair value of an intangible asset is less than the carrying amount as a basis for determining whether it is necessary to perform a quantitative impairment test. ASU 2012-02 is effective for fiscal years beginning after September 15, 2012 and early adoption is permitted. The adoption of ASU 2012-02 is not expected to have a material impact on the Company’s consolidated financial condition, results of operations or cash flows.

In September 2011, the FASB, issued ASU No. 2011-08 “Intangible-Goodwill and Other – Testing Goodwill for Impairment.” ASU 2011-08 provides entities the option of performing a qualitative assessment to determine if it is more likely than not that the fair value of a reporting unit is less than the carrying amount as a basis for determining whether it is necessary to perform a two-step quantitative goodwill impairment test. ASU 2011-08 is effective for fiscal years beginning after December 15, 2011. The adoption of ASU 2011-08 had no impact on the Company’s consolidated financial condition, results of operations or cash flows.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Twenty-Eight Week Periods Ended July 14, 2012 and July 16, 2011
(in thousands, except per share data)
(unaudited)

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

Inventories are stated at the lower of cost or market. The Company used the LIFO method of accounting for approximately 95% of inventories at July 14, 2012, December 31, 2011 and July 16, 2011. Under LIFO, the Company’s cost of sales reflects the costs of the most recently purchased inventories, while the inventory carrying balance represents the costs for inventories purchased in Fiscal 2012 and prior years. As a result of utilizing LIFO, the Company recorded a reduction to cost of sales of $9,294 for the twenty-eight weeks ended July 14, 2012. The Company's overall costs to acquire inventory for the same or similar products have generally decreased as the Company has been able to leverage its continued growth, execution of merchandise strategies and realization of supply chain efficiencies. As a result of utilizing LIFO, the Company recorded an increase to cost of sales of $9,111 for the twenty-eight weeks ended July 16, 2011 due to an increase in supply chain costs and inflationary pressures affecting certain product categories.

An actual valuation of inventory under the LIFO method is performed by the Company at the end of each fiscal year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected fiscal year-end inventory levels and costs.

Inventory balances at July 14, 2012, December 31, 2011 and July 16, 2011 were as follows:

	July 14, 2012	December 31, 2011	July 16, 2011
Inventories at FIFO, net	$1,984,944	$1,941,055	$1,974,213
Adjustments to state inventories at LIFO	111,397	102,103	117,700
Inventories at LIFO, net	$2,096,341	$2,043,158	$2,091,913

3.	Goodwill and Intangible Assets:

Goodwill

The Company has goodwill recorded in both the Advance Auto Parts ("AAP") and Autopart International ("AI") segments. The following table reflects the carrying amount of goodwill pertaining to the Company's two segments and the changes in goodwill carrying amounts.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Twenty-Eight Week Periods Ended July 14, 2012 and July 16, 2011
(in thousands, except per share data)
(unaudited)

	AAP Segment	AI Segment	Total
Balance at December 31, 2011	$58,095	$18,294	$76,389
Fiscal 2012 activity	—	—	—
Balance at July 14, 2012	$58,095	$18,294	$76,389

Balance at January 1, 2011	$16,093	$18,294	$34,387
Fiscal 2011 activity	—	—	—
Balance at July 16, 2011	$16,093	$18,294	$34,387

Intangible Assets Other Than Goodwill

The gross and net carrying amounts of acquired intangible assets as of July 14, 2012, December 31, 2011 and July 16, 2011 are comprised of the following:

	Acquired intangible assets
	Subject to Amortization			Not Subject to Amortization	Total Intangible Assets (excluding goodwill)
	Customer Relationships	Acquired Technology	Other	Trademark and Tradenames
Gross:
Gross carrying amount at December 31, 2011	$9,800	$7,750	$885	$20,550	$38,985
Additions	—	—	—	—	—
Gross carrying amount at July 14, 2012	$9,800	$7,750	$885	$20,550	$38,985

Gross carrying amount at January 1, 2011	$9,800	$—	$885	$20,550	$31,235
Additions	—	—	—	—	—
Gross carrying amount at July 16, 2011	$9,800	$—	$885	$20,550	$31,235

Net:
Net carrying amount at December 31, 2011	$3,618	$6,987	$225	$20,550	$31,380
Additions	—	—	—	—	—
2012 amortization	517	1,391	4	—	1,912
Net book value at July 14, 2012	$3,101	$5,596	$221	$20,550	$29,468

Net carrying amount at January 1, 2011	$4,578	$—	$232	$20,550	$25,360
Additions	—	—	—	—	—
2011 amortization	517	—	4	—	521
Net book value at July 16, 2011	$4,061	$—	$228	$20,550	$24,839

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Twenty-Eight Week Periods Ended July 14, 2012 and July 16, 2011
(in thousands, except per share data)
(unaudited)

Future Amortization Expense

The table below shows expected amortization expense for the next five years for acquired intangible assets recorded as of July 14, 2012:

Fiscal Year	Amount
Remainder of 2012	$1,638
2013	3,550
2014	2,788
2015	751
2016	7
Thereafter	184

4.	Long-term Debt:

Long-term debt consists of the following:

	July 14, 2012	December 31, 2011	July 16, 2011
Revolving facility at variable interest rates (1.75%, 1.78% and 1.79% at July 14, 2012, December 31, 2011 and July 16, 2011, respectively) due May 27, 2016	$—	$115,000	$265,000
5.75% Senior Unsecured Notes (net of unamortized discount of $1,023, $1,078 and $1,124 at July 14, 2012, December 31, 2011 and July 16, 2011, respectively) due May 1, 2020	298,977	298,922	298,876
4.50% Senior Unsecured Notes (net of unamortized discount of $92 at July 14, 2012) due January 15, 2022	299,908	—	—
Other	1,571	2,062	2,535
	600,456	415,984	566,411
Less: Current portion of long-term debt	(760)	(848)	(991)
Long-term debt, excluding current portion	$599,696	$415,136	$565,420

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

As of July 14, 2012, the Company had no borrowings outstanding under its revolving credit facility, but had letters of credit outstanding of $92,732, which reduced the availability under the revolving credit facility to $657,268. The letters of credit generally have a term of one year or less and serve as collateral for the Company's self-insurance policies and routine purchases of imported merchandise.

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

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Twenty-Eight Week Periods Ended July 14, 2012 and July 16, 2011
(in thousands, except per share data)
(unaudited)

The Company’s revolving credit facility contains covenants restricting its ability to, among other things:  (1) create, incur or assume additional debt, (2) incur liens or engage in sale-leaseback transactions, (3) make loans and investments (including acquisitions), (4) guarantee obligations, (5) engage in certain mergers and liquidations, (6) change the nature of the Company’s business and the business conducted by its subsidiaries, (7) enter into certain hedging transactions, and (8) change Advance’s status as a holding company. The Company is also required to comply with financial covenants with respect to a maximum leverage ratio and a minimum consolidated coverage ratio. The Company was in compliance with its covenants in place at July 14, 2012 and December 31, 2011, respectively. The Company’s revolving credit facility also provides for customary events of default, covenant defaults and cross-defaults to its other material indebtedness.

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

Debt Guarantees

Certain domestic subsidiaries of Stores, including its Material Subsidiaries (as defined in the revolving credit facility), serve as guarantors of the Notes and revolving credit facility with Advance also serving as a guarantor of the revolving credit facility. The subsidiary guarantees related to the Company’s Notes and revolving credit facility are full and unconditional and joint and several, and there are no restrictions on the ability of Advance to obtain funds from its subsidiaries. Also, Advance has no independent assets or operations, and the subsidiaries not guaranteeing the Notes and revolving credit facility are minor as defined by SEC regulations.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Twenty-Eight Week Periods Ended July 14, 2012 and July 16, 2011
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

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the condensed consolidated balance sheet as of July 14, 2012, December 31, 2011 and July 16, 2011:

	Balance Sheet Location	Fair Value as of July 14, 2012	Fair Value as of December 31, 2011	Fair Value as of July 16, 2011
Derivatives designated as hedging instruments:
Treasury rate locks	Other current assets	$—	$4,986	$—
Interest rate swaps	Accrued expenses	—	—	2,888

The table below presents the effect of the Company’s derivative financial instruments on the statement of operations for the twelve and twenty-eight weeks ended July 14, 2012 and July 16, 2011, respectively:

Interest rate swaps	Amount of Gain or (Loss) Recognized in OCI on Derivative, net of tax (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income, net of tax (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative, net of tax (Ineffective Portion and Amount Excluded from Effectiveness Testing)
For the Twelve Weeks Ended July 14, 2012	$—	Interest expense	$—	Other (expense) income, net	$—
For the Twelve Weeks Ended July 16, 2011	$—	Interest expense	$(1,340)	Other (expense) income, net	$—
For the Twenty-Eight Weeks Ended July 14, 2012	$254	Interest expense	$108	Other (expense) income, net	$66
For the Twenty-Eight Weeks Ended July 16, 2011	$—	Interest expense	$(3,456)	Other (expense) income, net	$(200)

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Twenty-Eight Week Periods Ended July 14, 2012 and July 16, 2011
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

The following table sets forth the Company’s financial liabilities that were measured at fair value on a recurring basis as of July 14, 2012, December 31, 2011 and July 16, 2011:

		Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
As of July 14, 2012

Contingent consideration related to previous business acquisitions	$23,021	$—	$—	$23,021

As of December 31, 2011

Treasury rate locks	$4,986	$—	$4,986	$—
Contingent consideration related to previous business acquisitions	27,776	—	—	27,776

As of July 16, 2011

Interest rate swaps	$2,888	$—	$2,888	$—

The fair values of the Company’s treasury rate locks and interest rate swaps represent the estimated amounts that the Company would receive or pay to terminate the agreements taking into consideration the difference between the contract rate of interest and rates currently quoted for agreements of similar terms and maturities (based on the forward yield curve). The fair value of the contingent consideration, which is recorded in Accrued expenses and Other long-term liabilities, was based on various estimates including the Company's estimate of the probability of achieving the targets and the time value of money. During the second quarter of 2012, contingent consideration decreased primarily due to a payment of $4,755 as result of the achievement of a performance condition related to a previous acquisition.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Twenty-Eight Week Periods Ended July 14, 2012 and July 16, 2011
(in thousands, except per share data)
(unaudited)

The carrying amount of the Company’s cash and cash equivalents, accounts receivable, bank overdrafts, accounts payable, accrued expenses and current portion of long term debt approximate their fair values due to the relatively short term nature of these instruments. As of July 14, 2012, December 31, 2011 and July 16, 2011, the fair value of the Company’s long-term debt with a carrying value of $599,696, $415,136 and $565,420, respectively, was approximately $660,000, $446,000 and $594,000, respectively. The fair value of the Company’s senior unsecured notes was determined based on quoted market prices. The Company believes that the carrying value of its other long-term debt and certain long-term liabilities approximate fair value.

Non-Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). At July 14, 2012, the Company had no significant non-financial assets or liabilities that had been adjusted to fair value subsequent to initial recognition.

7.	Stock Repurchase Program:

The Company’s stock repurchase program allows it to repurchase its common stock on the open market or in privately negotiated transactions from time to time in accordance with the requirements of the SEC. The Company's $500,000 stock repurchase program in place as of July 14, 2012 was authorized by its Board of Directors on May 14, 2012.

During the twelve and twenty-eight weeks ended July 14, 2012, the Company repurchased 257 shares of its common stock at an aggregate cost of $19,589, or an average price of $76.18 per share under its stock repurchase program. The Company had $492,385 remaining under its stock repurchase program as of July 14, 2012. The Company repurchased 4 shares of its common stock at an aggregate cost of $279, or an average price of $73.33 per share, in connection with the net settlement of shares issued as a result of the vesting of restricted stock during the twelve weeks ended July 14, 2012. The Company repurchased 64 shares of its common stock at an aggregate cost of $5,453, or an average price of $84.99 per share, in connection with the net settlement of shares issued as a result of the vesting of restricted stock during the twenty-eight weeks ended July 14, 2012. The Company also retired 33,738 shares of treasury stock during the twenty-eight weeks ended July 14, 2012.

During the twelve weeks ended July 16, 2011, the Company repurchased 3,974 shares of its common stock at an aggregate cost of $239,698, or an average price of $60.31 per share under its $500,000 stock repurchase program authorized by its Board of Directors on February 8, 2011. During the twenty-eight weeks ended July 16, 2011, the Company repurchased 8,211 shares of its common stock at an aggregate cost of $509,682, or an average price of $62.07 per share. Additionally, the Company repurchased 2 shares of its common stock at an aggregate cost of $98 and 72 shares of its common stock at an aggregate cost of $4,500, in connection with the net settlement of shares issued as a result of the vesting of restricted stock, during the twelve and twenty-eight weeks ended July 16, 2011, respectively.

8.	Earnings per Share:

Certain of the Company’s shares granted to employees in the form of restricted stock are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per share. For the twelve week periods ended July 14, 2012 and July 16, 2011, earnings of $237 and $292, respectively, were allocated to the participating securities. For the twenty-eight week periods ended July 14, 2012 and July 16, 2011, earnings of $557 and $645, respectively, were allocated to the participating securities.

Diluted earnings per share are calculated by including the effect of dilutive securities. Share-based awards to purchase approximately 211 and 51 shares of common stock that had an exercise price in excess of the average market price of the common stock during the twelve week periods ended July 14, 2012 and July 16, 2011, respectively, were not included in the calculation of diluted earnings per share because they were anti-dilutive. Share-based awards to purchase approximately 224 and 49 shares of common stock that had an exercise price in excess of the average market price of the common stock during the twenty-eight week periods ended July 14, 2012 and July 16, 2011, respectively, were not included in the calculation of diluted earnings per share because they were anti-dilutive.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Twenty-Eight Week Periods Ended July 14, 2012 and July 16, 2011
(in thousands, except per share data)
(unaudited)

The following table illustrates the computation of basic and diluted earnings per share for the twelve and twenty-eight week periods ended July 14, 2012 and July 16, 2011, respectively:

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	July 14, 2012	July 16, 2011	July 14, 2012	July 16, 2011
Numerator
Net income applicable to common shares	$99,606	$113,107	$233,112	$222,690
Participating securities' share in earnings	(237)	(292)	(557)	(645)
Net income applicable to common shares	$99,369	$112,815	$232,555	$222,045
Denominator
Basic weighted average common shares	73,150	75,979	73,003	77,973
Dilutive impact of share-based awards	934	1,447	1,154	1,511
Diluted weighted average common shares	74,084	77,426	74,157	79,484

Basic earnings per common share
Net income applicable to common stockholders	$1.36	$1.48	$3.19	$2.85

Diluted earnings per common share
Net income applicable to common stockholders	$1.34	$1.46	$3.14	$2.79

9.	Warranty Liabilities:

The following table presents changes in the Company’s warranty reserves:

	July 14, 2012	December 31, 2011	July 16, 2011
	(28 weeks ended)	(52 weeks ended)	(28 weeks ended)
Warranty reserve, beginning of period	$38,847	$36,352	$36,352
Additions to warranty reserves	19,337	43,013	18,454
Reserves utilized	(20,770)	(40,518)	(17,929)

Warranty reserve, end of period	$37,414	$38,847	$36,877

The Company’s warranty liabilities are included in Accrued expenses in its condensed consolidated balance sheets.

10.	Segment and Related Information:

The Company has the following two reportable segments: AAP and AI. As of July 14, 2012, the AAP segment is comprised of 3,489 stores in the Northeastern, Southeastern and Midwestern areas of the United States (included in the Southeastern area are 26 stores in Puerto Rico and the Virgin Islands.) These stores, which operate under the trade names “Advance Auto Parts,” “Advance Discount Auto Parts” and “Western Auto,” offer a broad selection of brand name and proprietary automotive replacement parts, accessories and maintenance items for domestic and imported cars and light trucks. We aggregate the financial results of AAP's geographic areas, which are individually considered operating segments, due to the economic similarities of those areas.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Twenty-Eight Week Periods Ended July 14, 2012 and July 16, 2011
(in thousands, except per share data)
(unaudited)

Included in our geographic areas are sales generated from our e-commerce platforms. Our e-commerce platforms primarily consist of our online website and Commercial ordering platforms as part of our integrated operating approach of serving our DIY and Commercial customers. Our online website allows our DIY customers to pick up merchandise at a conveniently located store location or have their purchases shipped directly to them. The majority of our online sales are picked up at store locations. Through our online ordering platform, Commercial customers can conveniently place orders with a designated store location.

The AI segment consists solely of the operations of Autopart International, Inc., which mainly operates stores under the “Autopart International” trade name and serves the Commercial market. As of July 14, 2012, AI operated 203 stores primarily located in the Northeastern and Mid-Atlantic regions of the United States and Florida.

The Company evaluates each of its segment’s financial performance based on net sales and operating profit for purposes of allocating resources and assessing performance. The accounting policies of the reportable segments are generally the same as those described in the Annual Report on Form 10-K for the year ended December 31, 2011.

The following table summarizes financial information for each of the Company's business segments for the twelve and twenty-eight weeks ended July 14, 2012 and July 16, 2011, respectively.

	Twelve Week Periods Ended		Twenty-Eight Weeks Ended
	July 14, 2012	July 16, 2011	July 14, 2012	July 16, 2011
Net sales
AAP	$1,391,467	$1,409,284	$3,259,897	$3,223,641
AI	73,013	74,320	166,608	162,855
Eliminations (1)	(3,497)	(3,765)	(8,230)	(8,594)
Total net sales	$1,460,983	$1,479,839	$3,418,275	$3,377,902

Income before provision for income taxes
AAP	$156,647	$175,775	$367,996	$350,443
AI	4,546	4,933	8,409	6,578
Total income before provision for income taxes	$161,193	$180,708	$376,405	$357,021

Provision for income taxes
AAP	$59,779	$65,558	$139,914	$131,634
AI	1,808	2,043	3,379	2,697
Total provision for income taxes	$61,587	$67,601	$143,293	$134,331

Segment assets
AAP	$3,906,331	$3,348,447	$3,906,331	$3,348,447
AI	262,815	255,021	262,815	255,021
Total segment assets	$4,169,146	$3,603,468	$4,169,146	$3,603,468

(1)
For the twelve weeks ended July 14, 2012, eliminations represented net sales of $2,294 from AAP to AI and $1,203 from AI to AAP. For the twelve weeks ended July 16, 2011, eliminations represented net sales of $1,962 from AAP to AI and $1,803 from AI to AAP. For the twenty-eight weeks ended July 14, 2012, eliminations represented net sales of $5,191 from AAP to AI and $3,039 from AI to AAP. For the twenty-eight weeks ended July 16, 2011, eliminations represented net sales of $4,707 from AAP to AI and $3,887 from AI to AAP.

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

Introduction

We are a leading specialty retailer of automotive aftermarket parts, accessories, batteries and maintenance items primarily operating within the United States. Our stores carry an extensive product line for cars, vans, sport utility vehicles and light trucks. We serve both "do-it-yourself," or DIY, and “do-it-for-me,” or Commercial, customers. Our Commercial customers consist primarily of delivery customers for whom we deliver products from our store locations to our Commercial customers’ places of business, including national garage chains, independent garages, service stations and auto dealers. At July 14, 2012, we operated a total of 3,692 stores.

We operate in two reportable segments: Advance Auto Parts, or AAP, and Autopart International, Inc., or AI. The AAP segment is comprised of our store operations within the Northeastern, Southeastern and Midwestern regions of the United States, Puerto Rico and the Virgin Islands which operate under the trade names “Advance Auto Parts,” “Advance Discount Auto Parts” and “Western Auto.” At July 14, 2012, we operated 3,489 stores in the AAP segment. Our AAP stores offer a broad selection of brand name and private label automotive replacement parts, accessories, batteries and maintenance items for domestic and imported cars and light trucks. Through our integrated operating approach, we serve our DIY and Commercial customers from our store locations and online at www.AdvanceAutoParts.com. Our online website allows our DIY customers to pick up merchandise at a conveniently located store or have their purchases shipped directly to their home or business. Our Commercial customers can conveniently place their orders online.

At July 14, 2012, we operated 203 stores in the AI segment under the “Autopart International” trade name. AI’s business primarily serves the Commercial market from its store locations in the Northeastern and Mid-Atlantic regions of the United States and Florida. For additional information regarding our segments, see Note 10, Segment and Related Information, of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Management Overview

We generated earnings per diluted share, or diluted EPS, of $1.34 during our twelve weeks ended July 14, 2012 (“second quarter of Fiscal 2012”) compared to $1.46 for the comparable period of Fiscal 2011. The decrease in our diluted EPS was primarily due to a decrease in our operating income partially offset by the repurchase of shares of our common stock during the last four quarters. We disclosed last quarter that our operating income would likely be constrained during the second quarter of Fiscal 2012 due to the deceleration in sales we experienced towards the end of the first quarter which continued throughout most of the second quarter. We faced weak consumer demand in both DIY and Commercial with the most significant slowdown occurring in our cold weather markets, mainly in the Northeast and Great Lakes regions of the United States. We believe the unusually mild winter weather in these markets during our first quarter resulted in a pull forward of business from the second quarter into the first quarter.

In addition to the weather impact on our sales, the current economy affected our sales consistent with many other retailers as consumers faced high unemployment, a recent drop in consumer confidence and high gas prices. We increased our promotional activity during the quarter in response to the difficult sales environment. While price promotions negatively impacted our top line during the second quarter, we believe they will positively contribute to our growth in the future through higher volume. Despite our current performance, we remain encouraged by the long-term dynamics of the automotive aftermarket industry, initiatives that are underway in support of our strategies and the positive results we are seeing in certain of our Western markets.

Although our operating income for the second quarter of Fiscal 2012 declined over the comparable period of last year, the combination of our operating income and working capital management for the twenty-eight weeks ended July 14, 2012 drove significant operating cash flow through the second quarter of Fiscal 2012. We currently have a significant amount of cash on-hand to invest in capital improvements and initiatives to support our strategies.  As discussed later in the Business Update, we remain committed to investing in our two key strategies.

Summary of Second Quarter Financial Results

A high-level summary of our financial results for the second quarter of Fiscal 2012 is included below:

•
Net sales during the second quarter of Fiscal 2012 were $1,461.0 million, a decrease of 1.3% as compared to the second quarter of Fiscal 2011, driven by a 2.7% decrease in comparable store sales partially offset by the addition of 65 net new stores over the past 12 months.

•
Our operating income for the second quarter of Fiscal 2012 was $169.2 million, a decrease of $19.7 million over the comparable period of Fiscal 2011, and as a percentage of total sales was 11.6%, a decrease of 119 basis points, due to higher SG&A partially offset by a slight improvement in gross profit rate.

•	Our inventory balance as of July 14, 2012 increased $4.4 million, or 0.2%, over the comparable period last year.

•
We generated operating cash flow of $411.4 million during the the twenty-eight weeks ended July 14, 2012, a decrease of 12.4% over the comparable period in Fiscal 2011, primarily due to changes in our working capital and provision for deferred income taxes, partially offset by an increase in our net income.

Refer to the Results of Operations and Liquidity sections for further details of our income statement and cash flow results, respectively.

Business and Industry Update

Our two key strategies, Service Leadership and Superior Availability, remain unchanged in Fiscal 2012. Superior Availability is aimed at product availability and maximizing the speed, reliability and efficiency of our supply chain. Service Leadership leverages our product availability in addition to more consistent execution of customer-facing initiatives to strengthen our integrated operating approach of serving our DIY and Commercial customers whether in our stores or on-line. Through these two key strategies, we believe we can continue to build on the initiatives discussed below and produce favorable financial results over the long term. Sales to Commercial customers remain the biggest opportunity for us to increase our overall market share in the automotive aftermarket industry. Our Commercial sales, as a percentage of total sales, increased to 38% for the second quarter of Fiscal 2012 compared to 37% for the same period in Fiscal 2012.

A few of the priorities under under our strategies include:

•	Improving in-market availability through the continued expansion of our HUB network and completion of store inventory upgrades;

•	The opening of our new Remington, Indiana distribution during the third quarter of Fiscal 2012, which will provide needed capacity and upgraded supply chain technology;

•	Our continued efforts to enhance e-commerce offerings; and

•	The in-sourcing of our Commercial credit function and addition of other customer offerings to support the continued investment in our Commercial business.

The automotive aftermarket industry is influenced by a number of general macroeconomic factors similar to those affecting the overall retail industry. These factors include, but are not limited to, fuel costs, unemployment rates, consumer confidence and spending habits, and competition. While we feel that the difficult conditions affecting the macroeconomic environment continue to constrain consumer spending, we remain confident that the long-term dynamics of the automotive aftermarket are positive.

Favorable industry dynamics include:

•	increase in number and average age of vehicles;

•	long-term expectation that miles driven will increase based on historical trends; and

•	fragmented commercial market.

Conversely, the factors negatively affecting the automotive aftermarket industry include:

•	high gas prices and unemployment rates and low consumer confidence;

•	increase in new car sales; and

•	overall reduction in discretionary spending on elective maintenance and other accessories.

While we believe the deceleration in our sales will not be a long-term trend given the overall positive long-term industry dynamics, we do anticipate constrained sales for the remainder of Fiscal 2012 based on the current trend of lower customer demand. Despite the lower sales, we are committed to achieving our long-term sales growth and profitability goals by remaining focused on our Commercial sales growth while balancing support and discretionary expenses with the additional cost of investments in our key strategies.

Consolidated Operating Results and Key Statistics and Metrics

The following table highlights certain consolidated operating results and key statistics and metrics for the twelve and twenty-eight weeks ended July 14, 2012 and July 16, 2011, respectively, and the fiscal years ended December 31, 2011 and January 1, 2011. We use these key statistics and metrics to measure the financial progress of our key strategies.

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	July 14, 2012	July 16, 2011	July 14, 2012	July 16, 2011	FY 2011	FY 2010
Operating Results:
Total net sales (in 000s)	$1,460,983	$1,479,839	$3,418,275	$3,377,902	$6,170,462	$5,925,203
Comparable store sales growth (1)	(2.7%)	2.5%	0.0%	1.9%	2.2%	8.0%
Gross profit	49.9%	49.7%	50.0%	50.2%	50.3%	50.0%
SG&A	38.3%	37.0%	38.5%	39.1%	39.0%	40.1%
Operating profit	11.6%	12.8%	11.5%	11.1%	10.8%	9.9%
Diluted earnings per share	$1.34	$1.46	$3.14	$2.79	$5.11	$3.95

Key Statistics and Metrics:
Number of stores, end of period	3,692	3,627	3,692	3,627	3,662	3,563
Total store square footage, end of period (in 000s)	26,927	26,400	26,927	26,400	26,663	25,950
Total Team Members, end of period	53,464	52,141	53,464	52,141	52,002	51,017
Average net sales per store (in 000s)(2)(3)	$1,697	$1,700	$1,697	$1,700	$1,708	$1,697
Operating income per store (in 000s)(2)(4)	$187	$170	$187	$170	$184	$168
Gross margin return on inventory (2)(5)	7.0	5.9	7.0	5.9	6.6	5.1

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

Store Development by Segment

The following table sets forth the total number of new, closed and relocated stores and stores with Commercial delivery programs during the twelve and twenty-eight weeks ended July 14, 2012 and July 16, 2011 by segment. We lease approximately 79% of our AAP stores. We lease 100% of our AI stores.

AAP
	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	July 14, 2012	July 16, 2011	July 14, 2012	July 16, 2011
Number of stores at beginning of period	3,482	3,397	3,460	3,369
New stores	7	28	29	56
Closed stores	—	(1)	—	(1)
Number of stores, end of period	3,489	3,424	3,489	3,424
Relocated stores	3	2	7	4
Stores with commercial delivery programs	3,160	3,074	3,160	3,074

AI
	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	July 14, 2012	July 16, 2011	July 14, 2012	July 16, 2011
Number of stores at beginning of period	200	203	202	194
New stores	3	—	6	9
Closed stores	—	—	(5)	—
Number of stores, end of period	203	203	203	203
Relocated stores	2	1	4	2
Stores with commercial delivery programs	203	203	203	203

During Fiscal 2012, we anticipate adding approximately 110 to 120 AAP stores and 10 to 20 AI stores, respectively, and closing approximately 10 total stores.

Critical Accounting Policies

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Our discussion and analysis of the financial condition and results of operations are based on these financial statements. The preparation of these financial statements requires the application of accounting policies in addition to certain estimates and judgments by our management. Our estimates and judgments are based on currently available information, historical results and other assumptions we believe are reasonable. Actual results could differ materially from these estimates. During the twelve and twenty-eight weeks ended July 14, 2012, we consistently applied the critical accounting policies discussed in our 2011 Form 10-K. For a complete discussion regarding these critical accounting policies, refer to the 2011 Form 10-K.

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

Results of Operations

The following table sets forth certain of our operating data expressed as a percentage of net sales for the periods indicated.

	Twelve Week Periods Ended		Twenty-Eight Week Periods Ended
	July 14, 2012	July 16, 2011	July 14, 2012	July 16, 2011
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales, including purchasing and warehousing costs	50.1	50.3	50.0	49.8
Gross profit	49.9	49.7	50.0	50.2
Selling, general and administrative expenses	38.3	37.0	38.5	39.1
Operating income	11.6	12.8	11.5	11.1
Interest expense	(0.5)	(0.5)	(0.5)	(0.5)
Other expense, net	0.0	0.0	0.0	0.0
Provision for income taxes	4.2	4.6	4.2	4.0
Net income	6.8%	7.6%	6.8%	6.6%

Twelve and Twenty-Eight Weeks Ended July 14, 2012 Compared to Twelve and Twenty-Eight Weeks Ended July 16, 2011

Net Sales

Net sales for the twelve weeks ended July 14, 2012 were $1,461.0 million, a decrease of $18.9 million, or 1.3%, as compared to net sales for the twelve weeks ended July 16, 2011. The sales decrease was primarily due to a decrease in comparable store sales partially offset by sales from new AAP and AI stores opened in the last twelve months.

For the twelve weeks ended July 14, 2012, AAP produced net sales of $1,391.5 million, a decrease of $17.8 million, or 1.3%, as compared to net sales for the twelve weeks ended July 16, 2011. While AAP's average sales per customer increased over the prior year, the pace of growth decelerated due to an increase in promotional pricing in response to lower customer demand in both Commercial and DIY and a decrease in transaction count. For the twelve weeks ended July 14, 2012, AI produced net sales of $73.0 million, a decrease of $1.3 million, or 1.8%, as compared to net sales for the twelve weeks ended July 16, 2011. Excluding intercompany sales to AAP, AI's sales decreased 1.0% for the twelve weeks ended July 14, 2012 compared to the twelve weeks ended July 16, 2011.

	Twelve Weeks Ended
	July 14, 2012			July 16, 2011
	AAP	AI	Total	AAP	AI	Total
Comparable store sales %	(2.8%)	(1.4%)	(2.7%)	2.1%	13.4%	2.5%
Net stores opened in last twelve months	65	—	65	108	22	130

Net sales for the twenty-eight weeks ended July 14, 2012 were $3,418.3 million, an increase of $40.4 million, or 1.2%, as compared to net sales for the twenty-eight weeks ended July 16, 2011. This growth was primarily due to an increase in sales from new AAP and AI stores opened in the last twelve months.

For the twenty-eight weeks ended July 14, 2012, AAP produced net sales of $3,259.9 million, an increase of $36.3 million, or 1.1%, as compared to net sales for the twenty-eight weeks ended July 16, 2011. The AAP comparable store sales decrease of 0.1% was driven by increased promotional pricing and a more pronounced decrease in transaction count during the second quarter. For the twenty-eight weeks ended July 14, 2012, AI produced net sales of $166.6 million, an increase of $3.8 million, or 2.3%, as compared to net sales for the twenty-eight weeks ended July 16, 2011. Excluding intercompany sales to AAP, AI's sales increased 2.9% for the twenty-eight weeks ended July 14, 2012 compared to last year.

	Twenty-Eight Weeks Ended
	July 14, 2012			July 16, 2011
	AAP	AI	Total	AAP	AI	Total
Comparable store sales %	(0.1%)	2.7%	0.0%	1.6%	10.2%	1.9%
Net stores opened in last twelve months	65	—	65	108	22	130

Gross Profit

Gross profit for the twelve weeks ended July 14, 2012 was $728.9 million, or 49.9% of net sales, as compared to $735.8 million, or 49.7% of net sales, for the comparable period of last year, representing an increase of 16 basis points. The increase in gross profit as a percentage of net sales was primarily due to improvements in shrink and supply chain expenses, partially offset by increased promotional activity compared to the comparable period of last year. The improvement in supply chain expenses was driven by increased labor productivity and lower fuel costs.

Gross profit for the twenty-eight weeks ended July 14, 2012 was $1,709.5 million, or 50.0% of net sales, as compared to $1,694.0 million, or 50.2% of net sales, for the comparable period of last year, representing a decrease of 14 basis points. The decrease in gross profit as a percentage of net sales was primarily due to increased promotional activity partially offset by improvements in shrink. For the twenty-eight weeks ended July 14, 2012, the favorability in supply chain labor and transportation costs in the second quarter of Fiscal 2012 was offset by unfavorability from earlier in the year due to the impact of slower inventory growth during the first quarter of Fiscal 2012 compared to the first quarter of Fiscal 2011.

SG&A

SG&A expenses for the twelve weeks ended July 14, 2012 were $559.7 million, or 38.3% of net sales, as compared to $546.9 million, or 37.0% of net sales, for the comparable period of last year, representing an increase of 135 basis points. This increase as a percentage of sales was primarily due to expense deleverage as a result of the Company's lower sales volume and a planned shift in annual expenses that occurred during the first quarter of last year to the second quarter of this year, partially offset by lower incentive compensation expense.

SG&A expenses for the twenty-eight weeks ended July 14, 2012 were $1,315.8 million, or 38.5% of net sales, as compared to $1,319.1 million, or 39.1% of net sales, for the comparable period of last year, representing a decrease of 56 basis points. This decrease as a percentage of sales was primarily due to a planned shift in advertising to later in the year as compared to last year and lower incentive compensation partially offset by expense deleverage as a result of the Company's lower sales volume.

Operating Income

Operating income for the twelve weeks ended July 14, 2012 was $169.2 million, or 11.6% of net sales, as compared to $188.9 million, or 12.8% of net sales, for the comparable period of last year, representing a decrease of 119 basis points. This decrease was reflective of the increase in SG&A as a percentage of net sales driven primarily by the decline in our sales.

AAP produced operating income of $164.7 million, or 11.8% of net sales, for the twelve weeks ended July 14, 2012 as compared to $184.0 million, or 13.1% of net sales, for the comparable period of last year. AI generated operating income for the twelve weeks ended July 14, 2012 of $4.5 million as compared to $4.9 million for the comparable period of last year. AI’s operating income decreased during the second quarter primarily due to increased promotional activity similar to AAP and expense deleverage as a result of the lower sales volume partially offset by lower incentive compensation and reduction in other discretionary expenses.

Operating income for the twenty-eight weeks ended July 14, 2012 was $393.8 million, or 11.5% of net sales, as compared to $374.9 million, or 11.1% of net sales, for the comparable period of last year, representing an increase of 42 basis points. This increase was due to lower SG&A expense partially offset by a lower gross profit rate.

AAP produced operating income of $385.4 million, or 11.8% of net sales, for the twenty-eight weeks ended July 14, 2012 as compared to $368.3 million, or 11.4% of net sales, for the comparable period of last year. AI generated operating income for the twenty-eight weeks ended July 14, 2012 of $8.4 million as compared to $6.5 million for the comparable period of last year. AI’s operating income increased during the twenty-eight weeks ended July 14, 2012 primarily due to lower incentive compensation and the leverage of SG&A as a result of the maturity of its existing store base with relatively few new store openings partially offset by increased promotional activity which was more pronounced during the second quarter.

Interest Expense

Interest expense for the twelve weeks ended July 14, 2012 was $7.9 million, or 0.5% of net sales, as compared to $8.0 million, or 0.5% of net sales, for the comparable period in Fiscal 2011. The decrease in interest expense is primarily a result of lower average interest costs, partially offset by higher average borrowings outstanding during the twelve weeks ended July 14, 2012 compared to the comparable period in Fiscal 2011.

Interest expense for the twenty-eight weeks ended July 14, 2012 was $17.8 million, or 0.5% of net sales, as compared to $17.7 million, or 0.5% of net sales, for the comparable period in Fiscal 2011. The increase in interest expense is primarily a result of higher average borrowings outstanding, partially offset by lower average interest costs during the twenty-eight weeks ended July 14, 2012 compared to the comparable period in Fiscal 2011.

Income Taxes

Income tax expense for the twelve weeks ended July 14, 2012 was $61.6 million, as compared to $67.6 million for the comparable period of Fiscal 2011. Our effective income tax rate was 38.2% and 37.4% for the twelve weeks ended July 14, 2012 and July 16, 2011, respectively.

Income tax expense for the twenty-eight weeks ended July 14, 2012 was $143.3 million, as compared to $134.3 million for the comparable period of Fiscal 2011. Our effective income tax rate was 38.1% and 37.6% for the twenty-eight weeks ended July 14, 2012 and July 16, 2011, respectively.

Net Income

Net income for the twelve weeks ended July 14, 2012 was $99.6 million, or $1.34 per diluted share, as compared to $113.1 million, or $1.46 per diluted share, for the comparable period of Fiscal 2011. As a percentage of net sales, net income for the twelve weeks ended July 14, 2012 was 6.8%, as compared to 7.6% for the comparable period of Fiscal 2011. The decrease in diluted EPS was primarily due to a decrease in net income partially offset by the repurchase of 2.0 million shares of our common stock over the last four fiscal quarters.

Net income for the twenty-eight weeks ended July 14, 2012 was $233.1 million, or $3.14 per diluted share, as compared to $222.7 million, or $2.79 per diluted share, for the comparable period of Fiscal 2011. As a percentage of net sales, net income for the twenty-eight weeks ended July 14, 2012 was 6.8%, as compared to 6.6% for the comparable period of Fiscal 2011. The increase in diluted EPS was primarily due to an increase in net income and the repurchase of 2.0 million shares of our common stock over the last four fiscal quarters.

Liquidity and Capital Resources

Overview

Our primary cash requirements to maintain our current operations include payroll and benefits, the purchase of inventory, contractual obligations, capital expenditures and the payment of income taxes. In addition, we have used available funds to repay borrowings under our revolving credit facility, periodically repurchase shares of our common stock under our stock repurchase program and for the payment of quarterly cash dividends. We have funded these requirements primarily through cash generated from operations, supplemented by borrowings under our credit facilities and notes offerings as needed. We believe funds generated from our expected results of operations, available cash and cash equivalents, and available borrowings under our revolving credit facility, will be sufficient to fund our primary obligations for the next fiscal year.

At July 14, 2012, our cash and cash equivalents balance was $448.6 million, an increase of $390.7 million compared to December 31, 2011 (the end of Fiscal 2011). This increase in cash primarily resulted from cash generated from operations and proceeds from net borrowings partially offset by capital expenditures. Additional discussion of our cash flow results, including the comparison of the activity for the twenty-eight weeks ended July 14, 2012 to the comparable period of Fiscal 2011, is set forth in the Analysis of Cash Flows section.

At July 14, 2012, our outstanding indebtedness was $600.5 million, or $184.5 million higher when compared to December 31, 2011, and consisted of borrowings of $598.9 million under our senior unsecured notes, $1.5 million outstanding on an economic development note and $0.1 million outstanding under other financing arrangements. Additionally, we had $92.7 million in letters of credit outstanding, which reduced our total availability under the revolving credit facility to $657.3 million.

Capital Expenditures

Our primary capital requirements have been the funding of our continued new store openings, maintenance of existing stores, the construction and upgrading of distribution centers, and the development of both proprietary and purchased information systems. Our capital expenditures were $146.3 million for the twenty-eight weeks ended July 14, 2012, or $5.3 million less than the twenty-eight weeks ended July 16, 2011. During the twenty-eight weeks ended July 14, 2012, we opened 29 AAP stores and 6 AI stores.

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

Stock Repurchase Program

Our stock repurchase program allows us to repurchase our common stock on the open market or in privately negotiated transactions from time to time in accordance with the requirements of the SEC. Our $500 million stock repurchase program in place as of July 14, 2012 was authorized by our Board of Directors on May 14, 2012.

During the twelve weeks and twenty-eight weeks ended July 14, 2012, we repurchased 0.3 million shares of our common stock at an aggregate cost of $19.6 million, or an average price of $76.18 per share under our stock repurchase program. We repurchased four thousand shares of our common stock at an aggregate cost of $0.3 million, or an average price of $73.33 per share, in connection with the net settlement of shares issued as a result of the vesting of restricted stock. We repurchased 64 thousand shares of our common stock at an aggregate cost of $5.5 million, or an average price of $84.99 per share, in connection with the net settlement of shares issued as a result of the vesting of restricted stock during the twenty-eight weeks ended July 14, 2012. The Company also retired 33.7 million shares of treasury stock during the twenty-eight weeks ended July 14, 2012.

Dividend

Since Fiscal 2006, our Board of Directors has declared quarterly dividends of $0.06 per share to stockholders of record. On August 7, 2012, our Board of Directors declared a quarterly dividend of $0.06 per share to be paid on October 5, 2012 to all common stockholders of record as of September 21, 2012.

Other

During the second quarter, we began the in-sourcing of our commercial credit function. This initiative consists of the transition from using a third party financial institution to settle credit transactions with our Commercial customers to processing those transactions internally. Benefits include a higher level of service with our Commercial customers and having a capability in place to increase the amount of Commercial sales on credit while realizing cost savings over the long-term. We expect our accounts receivable to increase by approximately $80 million to $100 million by the end of Fiscal 2012 as a result of this transition. The impact on our working capital will be primarily limited to Fiscal 2012.

Analysis of Cash Flows

A summary and analysis of our cash flows for the twenty-eight week period ended July 14, 2012 as compared to the twenty-eight week period ended July 16, 2011 is included below.

	Twenty-Eight Week Periods Ended
	July 14, 2012	July 16, 2011
	(in millions)
Cash flows from operating activities	$411.4	$469.6
Cash flows from investing activities	(146.0)	(150.6)
Cash flows from financing activities	125.3	(309.4)
Net increase in cash and cash equivalents	$390.7	$9.6

Operating Activities

For the twenty-eight weeks ended July 14, 2012, net cash provided by operating activities decreased $58.2 million to $411.4 million. This net decrease in operating cash flow was primarily due to:

•	a $24.6 million decrease in cash flow from other assets primarily related to timing of rent payments;

•	a $24.4 million decrease in provision for deferred income taxes;

•	a $21.4 million increase in receivables primarily related to the roll out of a new in-house commercial credit program;

•	a $18.4 million increase in inventory, net of accounts payable, due to a slight increase in accounts payable ratio; and

•	a $15.9 million decrease in cash flow from excess tax benefit from share-based compensation.

Partially offsetting the decrease in operating cash flow was:

•	a $33.1 million increase in cash flows provided by an increase in accrued expenses related to timing of the payment of certain expenses; and

•	a $10.4 million increase in net income.

Investing Activities

For the twenty-eight weeks ended July 14, 2012, net cash used in investing activities decreased $4.6 million to $146.0 million. The decrease in cash used in investing activities was primarily driven by the timing of our investments in information technology, new and existing stores and our supply chain.

3BUFinancing Activities

For the twenty-eight weeks ended July 14, 2012, net cash provided by financing activities increased $434.7 million to $125.3 million. This increase was primarily a result of a $504.1 million decrease in the repurchase of common stock under our stock repurchase program and $299.9 million provided by the issuance of senior unsecured notes, partially offset by a $380.0 million decrease in net borrowings on credit facilities.

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

As of July 14, 2012, we had no borrowings outstanding under our revolving credit facility, but had letters of credit outstanding of $92.7 million, which reduced the availability under the revolving credit facility to $657.3 million. The letters of credit generally have a term of one year or less and serve as collateral for our self-insurance policies and routine purchases of imported merchandise.

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

Our revolving credit facility contains covenants restricting our ability to, among other things:  (1) create, incur or assume additional debt, (2) incur liens or engage in sale-leaseback transactions, (3) make loans and investments (including acquisitions), (4) guarantee obligations, (5) engage in certain mergers and liquidations, (6) change the nature of our business and the business conducted by our subsidiaries, (7) enter into certain hedging transactions, and (8) change our status as a holding company. We are also required to comply with financial covenants with respect to a maximum leverage ratio and a minimum consolidated coverage ratio. We were in compliance with our covenants in place at July 14, 2012 and December 31, 2011, respectively. Our revolving credit facility also provides for customary events of default, covenant defaults and cross-defaults to its other material indebtedness.

As of July 14, 2012, we had a credit rating from Standard & Poor’s of BBB- and from Moody’s Investor Service of Baa3. The current outlooks by Standard & Poor’s and Moody’s are both stable. The current pricing grid used to determine our borrowing rate under our revolving credit facility is based on our credit ratings. If these credit ratings decline, our interest rate on outstanding balances may increase. Conversely, if these credit ratings improve, our interest rate may decrease. In addition, if our credit ratings decline, our access to financing may become more limited.

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

Off-Balance-Sheet Arrangements

As of July 14, 2012, we had no off-balance-sheet arrangements as defined in Regulation S-K Item 303 of the SEC regulations. We include other off-balance-sheet arrangements in our contractual obligations table including operating lease payments, interest payments on our revolving credit facility and letters of credit outstanding.

Contractual Obligations

As of July 14, 2012, there were no material changes to our outstanding contractual obligations as compared to our contractual obligations outstanding as of December 31, 2011. For information regarding our contractual obligations see “Contractual Obligations” in our 2011 Form 10-K.

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

As of July 14, 2012, we have $299.0 million of senior unsecured notes outstanding with an interest rate of 5.75% due in 2020, $299.9 million of senior unsecured notes outstanding with an interest rate of 4.50% due in 2022 and no balance outstanding on our revolving credit facility which matures in May 2016. As a result of the availability under our revolving credit facility, we may be exposed to cash flow risk due to changes in LIBOR if we borrow against our revolver in the future.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended July 14, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

6BPART II.  OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth the information with respect to repurchases of our common stock for the quarter ended July 14, 2012 (amounts in thousands, except per share amounts):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs (2)
April 22, 2012 to May 19, 2012	144	$83.38	144	$188,058
May 20, 2012 to June 16, 2012	117	67.27	113	492,385
June 17, 2012 to July 14, 2012	—	—	—	492,385

Total	261	$76.14	257	$492,385

(1)
We repurchased four thousand shares of our common stock at an aggregate cost of $0.3 million, or an average purchase price of $73.33 per share, in connection with the net settlement of shares issued as a result of the vesting of restricted stock during the twelve weeks ended July 14, 2012.

(2)
Except as noted in footnote 1 above, all of the above repurchases were made on the open market at prevailing market rates plus related expenses under our stock repurchase program, which authorized the repurchase of up to $500 million in common stock. Our stock repurchase program was authorized by our Board of Directors and publicly announced on May 14, 2012. Our $500 million stock repurchase program replaced our prior $300 million stock repurchase program which was authorized by our Board of Directors and publicly announced on August 9, 2011.

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

ADVANCE AUTO PARTS, INC.

August 20, 2012	By:	/s/ Michael A. Norona
Michael A. Norona Executive Vice President and Chief Financial Officer

S-1

EXHIBIT INDEX

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith
3.1	Restated Certificate of Incorporation of Advance Auto Parts, Inc. (“Advance Auto”).	10-Q	3.1	8/16/2004
3.2	Amended and Restated Bylaws of Advance Auto (effective August 12, 2009).	8-K	3.2	8/17/2009
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS (1)	XBRL Instance Document
101.SCH (1)	XBRL Taxonomy Extension Schema Document
101.CAL (1)	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB (1)	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE (1)	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF (1)	XBRL Taxonomy Extension Definition Linkbase Document

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