Form 10-Q
period 2012-10-06
ADVANCE AUTO PARTS INC
filed 2012-11-13
CIK 1158449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 6, 2012
OR
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

As of November 8, 2012, the registrant had outstanding 73,364,071 shares of Common Stock, par value $0.0001 per share (the only class of common stock of the registrant outstanding).

i

PART I.  FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF
ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
October 6, 2012, December 31, 2011 and October 8, 2011
(in thousands, except per share data)
(unaudited)

	October 6, 2012	December 31, 2011	October 8, 2011
Assets
Current assets:
Cash and cash equivalents	$479,383	$57,901	$65,929
Receivables, net	204,555	140,007	131,409
Inventories, net	2,193,369	2,043,158	2,109,721
Other current assets	70,582	52,754	67,063
Total current assets	2,947,889	2,293,820	2,374,122
Property and equipment, net of accumulated depreciation of $1,075,753, $983,622 and $963,845	1,270,432	1,223,099	1,191,453
Assets held for sale	788	615	707
Goodwill	76,389	76,389	51,378
Intangible assets, net	28,649	31,380	29,122
Other assets, net	33,059	30,451	31,286
	$4,357,206	$3,655,754	$3,678,068
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$699	$848	$949
Accounts payable	1,825,162	1,653,183	1,586,058
Accrued expenses	413,950	385,746	390,283
Other current liabilities	141,043	148,098	128,338
Total current liabilities	2,380,854	2,187,875	2,105,628
Long-term debt	599,550	415,136	599,438
Other long-term liabilities	229,324	204,829	195,376
Commitments and contingencies
Stockholders' equity:
Preferred stock, nonvoting, $0.0001 par value	—	—	—
Common stock, voting, $0.0001 par value	7	11	11
Additional paid-in capital	515,730	500,237	485,242
Treasury stock, at cost	(25,193)	(1,644,767)	(1,642,807)
Accumulated other comprehensive income	2,683	2,804	7,621
Retained earnings	654,251	1,989,629	1,927,559
Total stockholders' equity	1,147,478	847,914	777,626
	$4,357,206	$3,655,754	$3,678,068

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
For the Twelve and Forty Week Periods Ended
October 6, 2012 and October 8, 2011
(in thousands, except per share data)
(unaudited)

	Twelve Week Periods Ended		Forty Week Periods Ended
	October 6, 2012	October 8, 2011	October 6, 2012	October 8, 2011
Net sales	$1,457,527	$1,464,988	$4,875,802	$4,842,890
Cost of sales, including purchasing and warehousing costs	732,177	740,485	2,440,921	2,424,338
Gross profit	725,350	724,503	2,434,881	2,418,552
Selling, general and administrative expenses	574,990	546,683	1,890,762	1,865,828
Operating income	150,360	177,820	544,119	552,724
Other, net:
Interest expense	(8,048)	(8,150)	(25,849)	(25,876)
Other income (expense), net	312	(614)	759	(771)
Total other, net	(7,736)	(8,764)	(25,090)	(26,647)
Income before provision for income taxes	142,624	169,056	519,029	526,077
Provision for income taxes	53,121	63,503	196,414	197,834
Net income	$89,503	$105,553	$322,615	$328,243

Basic earnings per share	$1.22	$1.43	$4.41	$4.27
Diluted earnings per share	$1.21	$1.41	$4.34	$4.19

Average common shares outstanding	73,166	73,381	73,052	76,595
Average common shares outstanding - assuming dilution	73,992	74,730	74,107	78,058

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
For the Twelve and Forty Week Periods Ended
October 6, 2012 and October 8, 2011
(in thousands)
(unaudited)

	Twelve Week Periods Ended		Forty Week Periods Ended
	October 6, 2012	October 8, 2011	October 6, 2012	October 8, 2011
Net income	$89,503	$105,553	$322,615	$328,243
Other comprehensive income (loss), net of tax:
Changes in net unrecognized other postretirement benefit costs, net of $73, $67, $242 and $224 tax	(113)	(105)	(375)	(350)
Unrealized gain on hedge arrangements, net of $0, $3,056, $163 and $3,056 tax	—	4,759	254	4,759
Amortization of unrecognized losses on interest rate swaps, net of $0, $1,129, $0 and $3,644 tax	—	1,353	—	4,809
Other comprehensive income (loss)	(113)	6,007	(121)	9,218
Comprehensive income	$89,390	$111,560	$322,494	$337,461

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders' Equity
For the Forty Week Periods Ended
October 6, 2012 and October 8, 2011
(in thousands)
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock, at cost		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount		Shares	Amount
Balance, December 31, 2011	—	$—	106,537	$11	$500,237	33,738	$(1,644,767)	$2,804	$1,989,629	$847,914
Net income									322,615	322,615
Changes in net unrecognized other postretirement benefit costs, net of $242 tax								(375)		(375)
Unrealized gain on hedge arrangement, net of $163 tax								254		254
Issuance of shares upon the exercise of stock options			860		5,328					5,328
Tax withholdings related to the exercise of stock appreciation rights					(25,627)					(25,627)
Tax benefit from share-based compensation, net					21,806					21,806
Issuance of restricted stock, net of forfeitures			4							—
Amortization of restricted stock balance					4,965					4,965
Share-based compensation					7,167					7,167
Stock issued under employee stock purchase plan			26		1,819					1,819
Repurchase of common stock						323	(25,193)			(25,193)
Retirement of treasury stock			(33,738)	(4)		(33,738)	1,644,767		(1,644,763)	—
Cash dividends									(13,230)	(13,230)
Other					35					35
Balance, October 6, 2012	—	$—	73,689	$7	$515,730	323	$(25,193)	$2,683	$654,251	$1,147,478

Balance, January 1, 2011	—	$—	105,682	$11	$456,645	23,726	$(1,028,612)	$(1,597)	$1,612,927	$1,039,374
Net income									328,243	328,243
Changes in net unrecognized other postretirement benefit costs, net of $224 tax								(350)		(350)
Unrealized gain on hedge arrangement, net of $3,056 tax								4,759		4,759
Amortization of unrecognized losses on interest rate swaps, net of $3,644 tax								4,809		4,809
Issuance of shares upon the exercise of stock options			438		10,626					10,626
Tax withholdings related to the exercise of stock appreciation rights					(3,151)					(3,151)
Tax benefit from share-based compensation, net					5,064					5,064
Issuance of restricted stock, net of forfeitures			3							—
Amortization of restricted stock balance					5,452					5,452
Share-based compensation					8,780					8,780
Stock issued under employee stock purchase plan			29		1,745					1,745
Repurchase of common stock						9,983	(614,195)			(614,195)
Cash dividends									(13,611)	(13,611)
Other					81					81
Balance, October 8, 2011	—	$—	106,152	$11	$485,242	33,709	$(1,642,807)	$7,621	$1,927,559	$777,626

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows For the Forty Week Periods Ended October 6, 2012 and October 8, 2011 (in thousands) (unaudited)
	Forty Week Periods Ended
	October 6, 2012	October 8, 2011
Cash flows from operating activities:
Net income	$322,615	$328,243
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	143,767	134,480
Share-based compensation	12,132	14,232
Loss on property and equipment, net	1,911	3,357
Other	1,214	796
Provision for deferred income taxes	18,402	45,374
Excess tax benefit from share-based compensation	(21,867)	(5,099)
Net (increase) decrease in:
Receivables, net	(64,171)	(6,854)
Inventories, net	(148,759)	(245,851)
Other assets	(14,827)	17,715
Net increase in:
Accounts payable	171,979	293,609
Accrued expenses	75,876	14,720
Other liabilities	6,510	16,260
Net cash provided by operating activities	504,782	610,982
Cash flows from investing activities:
Purchases of property and equipment	(201,210)	(207,505)
Business acquisitions, net of cash acquired	(5,332)	(18,170)
Proceeds from sales of property and equipment	348	1,114
Net cash used in investing activities	(206,194)	(224,561)
Cash flows from financing activities:
Decrease in bank overdrafts	(14,527)	(9,555)
Decrease in financed vendor accounts payable	—	(31,648)
Issuance of senior unsecured notes	299,904	—
Payment of debt related costs	(2,648)	(3,656)
Borrowings under credit facilities	58,500	1,363,200
Payments on credit facilities	(173,500)	(1,064,000)
Dividends paid	(17,586)	(18,541)
Proceeds from the issuance of common stock, primarily exercise of stock options	7,182	12,452
Tax withholdings related to the exercise of stock appreciation rights	(25,627)	(3,151)
Excess tax benefit from share-based compensation	21,867	5,099
Repurchase of common stock	(25,193)	(629,189)
Contingent consideration related to previous business acquisition	(4,755)	—
Other	(723)	(712)
Net cash provided by (used in) financing activities	122,894	(379,701)
Net increase in cash and cash equivalents	421,482	6,720
Cash and cash equivalents, beginning of period	57,901	59,209
Cash and cash equivalents, end of period	$479,383	$65,929

Advance Auto Parts, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows For the Forty Week Periods Ended October 6, 2012 and October 8, 2011 (in thousands) (unaudited)
	Forty Week Periods Ended
	October 6, 2012	October 8, 2011
Supplemental cash flow information:
Interest paid	$18,616	$24,901
Income tax payments	107,031	114,277
Non-cash transactions:
Accrued purchases of property and equipment	23,739	22,213
Changes in other comprehensive income (loss)	(121)	9,218
Retirement of treasury stock	1,644,767	—
Contingent consideration accrued on acquisition	—	6,156

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 6, 2012 and October 8, 2011
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
For the Twelve and Forty Week Periods Ended October 6, 2012 and October 8, 2011
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

Inventories are stated at the lower of cost or market. The Company used the LIFO method of accounting for approximately 95% of inventories at October 6, 2012, December 31, 2011 and October 8, 2011. Under LIFO, the Company’s cost of sales reflects the costs of the most recently purchased inventories, while the inventory carrying balance represents the costs for inventories purchased in Fiscal 2012 and prior years. As a result of utilizing LIFO, the Company recorded a reduction to cost of sales of $20,684 for the forty weeks ended October 6, 2012. The Company's overall costs to acquire inventory for the same or similar products have generally decreased as the Company has been able to leverage its continued growth, execution of merchandise strategies and realization of supply chain efficiencies. As a result of utilizing LIFO, the Company recorded an increase to cost of sales of $16,741 for the forty weeks ended October 8, 2011 due to an increase in supply chain costs and inflationary pressures affecting certain product categories.

An actual valuation of inventory under the LIFO method is performed by the Company at the end of each fiscal year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected fiscal year-end inventory levels and costs.

Inventory balances at October 6, 2012, December 31, 2011 and October 8, 2011 were as follows:

	October 6, 2012	December 31, 2011	October 8, 2011
Inventories at FIFO, net	$2,070,582	$1,941,055	$1,999,651
Adjustments to state inventories at LIFO	122,787	102,103	110,070
Inventories at LIFO, net	$2,193,369	$2,043,158	$2,109,721

3.	Goodwill and Intangible Assets:

Goodwill

The Company has goodwill recorded in both the Advance Auto Parts ("AAP") and Autopart International ("AI") segments. The following table reflects the carrying amount of goodwill pertaining to the Company's two segments and the changes in goodwill carrying amounts.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 6, 2012 and October 8, 2011
(in thousands, except per share data)
(unaudited)

	AAP Segment	AI Segment	Total
Balance at December 31, 2011	$58,095	$18,294	$76,389
Fiscal 2012 activity	—	—	—
Balance at October 6, 2012	$58,095	$18,294	$76,389

Balance at January 1, 2011	$16,093	$18,294	$34,387
Fiscal 2011 activity	16,991	—	16,991
Balance at October 8, 2011	$33,084	$18,294	$51,378

Intangible Assets Other Than Goodwill

The gross and net carrying amounts of acquired intangible assets as of October 6, 2012, December 31, 2011 and October 8, 2011 are comprised of the following:

	Acquired intangible assets
	Subject to Amortization			Not Subject to Amortization	Total Intangible Assets (excluding goodwill)
	Customer Relationships	Acquired Technology	Other	Trademark and Tradenames
Gross:
Gross carrying amount at December 31, 2011	$9,800	$7,750	$885	$20,550	$38,985
Additions	—	—	—	—	—
Gross carrying amount at October 6, 2012	$9,800	$7,750	$885	$20,550	$38,985

Gross carrying amount at January 1, 2011	$9,800	$—	$885	$20,550	$31,235
Additions	—	4,750	—	—	4,750
Gross carrying amount at October 8, 2011	$9,800	$4,750	$885	$20,550	$35,985

Net:
Net carrying amount at December 31, 2011	$3,618	$6,987	$225	$20,550	$31,380
Additions	—	—	—	—	—
2012 amortization	738	1,987	6	—	2,731
Net book value at October 6, 2012	$2,880	$5,000	$219	$20,550	$28,649

Net carrying amount at January 1, 2011	$4,578	$—	$232	$20,550	$25,360
Additions	—	4,750	—	—	4,750
2011 amortization	738	244	6	—	988
Net book value at October 8, 2011	$3,840	$4,506	$226	$20,550	$29,122

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 6, 2012 and October 8, 2011
(in thousands, except per share data)
(unaudited)

Future Amortization Expense

The table below shows expected amortization expense for the next five years for acquired intangible assets recorded as of October 6, 2012:

Fiscal Year	Amount
Remainder of 2012	$819
2013	3,550
2014	2,788
2015	751
2016	7
Thereafter	184

4.	Receivables, net:

Receivables consist of the following:

	October 6, 2012	December 31, 2011	October 8, 2011
Trade	$90,571	$19,079	$23,465
Vendor	113,340	118,309	105,338
Other	5,970	6,675	6,601
Total receivables	209,881	144,063	135,404
Less: Allowance for doubtful accounts	(5,326)	(4,056)	(3,995)
Receivables, net	$204,555	$140,007	$131,409

During Fiscal 2012, the Company began the in-sourcing of its commercial credit function. This initiative consists of the transition from using a third party financial institution to settle credit transactions with its Commercial customers to processing those transactions internally, thus increasing the trade receivable balance during the current year.

Through this program, the Company grants credit to certain Commercial customers who meet the Company's credit requirements. The Company's concentration of credit risk with respect to trade receivables is limited because the Company's customer base consists of a large number of customers with relatively small balances, which allows the credit risk to be spread across a broad base. The Company also mitigates its exposure to credit risk through a credit approval process including, credit checks, pre-determined credit limits and accounts receivable and credit monitoring procedures.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 6, 2012 and October 8, 2011
(in thousands, except per share data)
(unaudited)

5.	Long-term Debt:

Long-term debt consists of the following:

	October 6, 2012	December 31, 2011	October 8, 2011
Revolving facility at variable interest rates (1.77%, 1.78% and 1.81% at October 6, 2012, December 31, 2011 and October 8, 2011, respectively) due May 27, 2016	$—	$115,000	$299,200
5.75% Senior Unsecured Notes (net of unamortized discount of $999, $1,078 and $1,101 at October 6, 2012, December 31, 2011 and October 8, 2011, respectively) due May 1, 2020	299,001	298,922	298,899
4.50% Senior Unsecured Notes (net of unamortized discount of $90 at October 6, 2012) due January 15, 2022	299,910	—	—
Other	1,338	2,062	2,288
	600,249	415,984	600,387
Less: Current portion of long-term debt	(699)	(848)	(949)
Long-term debt, excluding current portion	$599,550	$415,136	$599,438

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

As of October 6, 2012, the Company had no borrowings outstanding under its revolving credit facility, but had letters of credit outstanding of $88,493, which reduced the availability under the revolving credit facility to $661,507. The letters of credit generally have a term of one year or less and serve as collateral for the Company's self-insurance policies and routine purchases of imported merchandise.

The interest rate on borrowings under the revolving credit facility is based, at the Company’s option, on an adjusted LIBOR rate, plus a margin, or an alternate base rate, plus a margin. The current margin is 1.5% per annum for each of the adjusted LIBOR and alternate base rate borrowings. A facility fee is charged on the total amount of the revolving credit facility, payable in arrears. The current facility fee rate is 0.25% per annum. Under the terms of the revolving credit facility, the interest rate and facility fee are based on the Company’s credit rating.

The Company’s revolving credit facility contains covenants restricting its ability to, among other things:  (1) create, incur or assume additional debt, (2) incur liens or engage in sale-leaseback transactions, (3) make loans and investments (including acquisitions), (4) guarantee obligations, (5) engage in certain mergers and liquidations, (6) change the nature of the Company’s business and the business conducted by its subsidiaries, (7) enter into certain hedging transactions, and (8) change Advance’s status as a holding company. The Company is also required to comply with financial covenants with respect to a maximum leverage ratio and a minimum consolidated coverage ratio. The Company was in compliance with its covenants in place at October 6, 2012 and December 31, 2011, respectively. The Company’s revolving credit facility also provides for customary events of default, covenant defaults and cross-defaults to its other material indebtedness.

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

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 6, 2012 and October 8, 2011
(in thousands, except per share data)
(unaudited)

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

6.	Derivative Instruments and Hedging Activities:

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

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 6, 2012 and October 8, 2011
(in thousands, except per share data)
(unaudited)

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the condensed consolidated balance sheet as of October 6, 2012, December 31, 2011 and October 8, 2011:

	Balance Sheet Location	Fair Value as of October 6, 2012	Fair Value as of December 31, 2011	Fair Value as of October 8, 2011
Derivatives designated as hedging instruments:
Treasury rate locks	Other current assets	$—	$4,986	$7,815

The table below presents the effect of the Company’s derivative financial instruments on the statement of operations for the twelve and forty weeks ended October 6, 2012 and October 8, 2011, respectively:

Interest rate swaps	Amount of Gain or (Loss) Recognized in OCI on Derivative, net of tax (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income, net of tax (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative, net of tax (Ineffective Portion and Amount Excluded from Effectiveness Testing)
For the Twelve Weeks Ended October 6, 2012	$—	Interest expense	$—	Other (expense) income, net	$—
For the Twelve Weeks Ended October 8, 2011	$4,759	Interest expense	$(1,353)	Other (expense) income, net	$68
For the Forty Weeks Ended October 6, 2012	$254	Interest expense	$108	Other (expense) income, net	$66
For the Forty Weeks Ended October 8, 2011	$4,759	Interest expense	$(4,809)	Other (expense) income, net	$(132)

7.	Fair Value Measurements:

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
For the Twelve and Forty Week Periods Ended October 6, 2012 and October 8, 2011
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

The following table sets forth the Company’s financial liabilities that were measured at fair value on a recurring basis as of October 6, 2012, December 31, 2011 and October 8, 2011:

		Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
As of October 6, 2012

Contingent consideration related to previous business acquisitions	$23,021	$—	$—	$23,021

As of December 31, 2011

Treasury rate locks	$4,986	$—	$4,986	$—
Contingent consideration related to previous business acquisitions	27,776	—	—	27,776

As of October 8, 2011

Treasury rate locks	$7,815	$—	$7,815	$—
Contingent consideration related to previous business acquisitions	$6,156	$—	$—	$6,156

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

The carrying amount of the Company’s cash and cash equivalents, accounts receivable, bank overdrafts, accounts payable, accrued expenses and current portion of long term debt approximate their fair values due to the relatively short term nature of these instruments. As of October 6, 2012, December 31, 2011 and October 8, 2011, the fair value of the Company’s long-term debt with a carrying value of $599,550, $415,136 and $599,438, respectively, was approximately $675,000, $446,000 and $619,000, respectively. The fair value of the Company’s senior unsecured notes was determined based on quoted market prices. The Company believes that the carrying value of its other long-term debt and certain long-term liabilities approximate fair value.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 6, 2012 and October 8, 2011
(in thousands, except per share data)
(unaudited)

Non-Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). At October 6, 2012, the Company had no significant non-financial assets or liabilities that had been adjusted to fair value subsequent to initial recognition.

8.	Stock Repurchase Program:

The Company’s stock repurchase program allows it to repurchase its common stock on the open market or in privately negotiated transactions from time to time in accordance with the requirements of the SEC. The Company's $500,000 stock repurchase program in place as of October 6, 2012 was authorized by its Board of Directors on May 14, 2012.

During the twelve weeks ended October 6, 2012, the Company repurchased no shares of its common stock under its stock repurchase program. During the forty weeks ended October 6, 2012, the Company repurchased 257 shares of its common stock at an aggregate cost of $19,589, or an average price of $76.18 per share under its stock repurchase program. The Company had $492,385 remaining under its stock repurchase program as of October 6, 2012. The Company repurchased 2 shares of its common stock at an aggregate cost of $151, or an average price of $72.85 per share, in connection with the net settlement of shares issued as a result of the vesting of restricted stock during the twelve weeks ended October 6, 2012. The Company repurchased 66 shares of its common stock at an aggregate cost of $5,604, or an average price of $84.61 per share, in connection with the net settlement of shares issued as a result of the vesting of restricted stock during the forty weeks ended October 6, 2012. The Company also retired 33,738 shares of treasury stock during the forty weeks ended October 6, 2012.

During the twelve weeks ended October 8, 2011, the Company repurchased 1,700 shares of its common stock at an aggregate cost of $99,968, or an average price of $58.81 per share under its $300,000 stock repurchase program authorized by its Board of Directors on August 9, 2011. During the forty weeks ended October 8, 2011, the Company repurchased 9,912 shares of its common stock at an aggregate cost of $609,650, or an average price of $61.51 per share. Additionally, the Company repurchased 1 share of its common stock at an aggregate cost of $44 and 73 shares of its common stock at an aggregate cost of $4,500, in connection with the net settlement of shares issued as a result of the vesting of restricted stock, during the twelve and forty weeks ended October 8, 2011, respectively.

9.	Earnings per Share:

Certain of the Company’s shares granted to employees in the form of restricted stock are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per share. For the twelve week periods ended October 6, 2012 and October 8, 2011, earnings of $203 and $276, respectively, were allocated to the participating securities. For the forty week periods ended October 6, 2012 and October 8, 2011, earnings of $760 and $924, respectively, were allocated to the participating securities.

Diluted earnings per share are calculated by including the effect of dilutive securities. Share-based awards to purchase approximately 187 and 52 shares of common stock that had an exercise price in excess of the average market price of the common stock during the twelve week periods ended October 6, 2012 and October 8, 2011, respectively, were not included in the calculation of diluted earnings per share because they were anti-dilutive. Share-based awards to purchase approximately 213 and 51 shares of common stock that had an exercise price in excess of the average market price of the common stock during the forty week periods ended October 6, 2012 and October 8, 2011, respectively, were not included in the calculation of diluted earnings per share because they were anti-dilutive.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 6, 2012 and October 8, 2011
(in thousands, except per share data)
(unaudited)

The following table illustrates the computation of basic and diluted earnings per share for the twelve and forty week periods ended October 6, 2012 and October 8, 2011, respectively:

	Twelve Weeks Ended		Forty Weeks Ended
	October 6, 2012	October 8, 2011	October 6, 2012	October 8, 2011
Numerator
Net income applicable to common shares	$89,503	$105,553	$322,615	$328,243
Participating securities' share in earnings	(203)	(276)	(760)	(924)
Net income applicable to common shares	$89,300	$105,277	$321,855	$327,319
Denominator
Basic weighted average common shares	73,166	73,381	73,052	76,595
Dilutive impact of share-based awards	826	1,349	1,055	1,463
Diluted weighted average common shares	73,992	74,730	74,107	78,058

Basic earnings per common share
Net income applicable to common stockholders	$1.22	$1.43	$4.41	$4.27

Diluted earnings per common share
Net income applicable to common stockholders	$1.21	$1.41	$4.34	$4.19

10.	Warranty Liabilities:

The following table presents changes in the Company’s warranty reserves:

	October 6, 2012	December 31, 2011	October 8, 2011
	(40 weeks ended)	(52 weeks ended)	(40 weeks ended)
Warranty reserve, beginning of period	$38,847	$36,352	$36,352
Additions to warranty reserves	29,332	43,013	31,384
Reserves utilized	(30,983)	(40,518)	(29,609)

Warranty reserve, end of period	$37,196	$38,847	$38,127

The Company’s warranty liabilities are included in Accrued expenses in its condensed consolidated balance sheets.

11.	Segment and Related Information:

The Company has the following two reportable segments: AAP and AI. As of October 6, 2012, the AAP segment is comprised of 3,517 stores in the Northeastern, Southeastern and Midwestern areas of the United States (included in the Southeastern area are 26 stores in Puerto Rico and the Virgin Islands.) These stores, which primarily operate under the trade names “Advance Auto Parts” and “Advance Discount Auto Parts,” offer a broad selection of brand name and proprietary automotive replacement parts, accessories and maintenance items for domestic and imported cars and light trucks. We aggregate the financial results of AAP's geographic areas, which are individually considered operating segments, due to the economic similarities of those areas.

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

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 6, 2012 and October 8, 2011
(in thousands, except per share data)
(unaudited)

located store location or have their purchases shipped directly to them. The majority of our online sales are picked up at store locations. Through our online ordering platform, Commercial customers can conveniently place orders with a designated store location.

The AI segment consists solely of the operations of Autopart International, Inc., which mainly operates stores under the “Autopart International” trade name and serves the Commercial market. As of October 6, 2012, AI operated 210 stores primarily located in the Northeastern and Mid-Atlantic regions of the United States and Florida.

The Company evaluates each of its segment’s financial performance based on net sales and operating profit for purposes of allocating resources and assessing performance. The accounting policies of the reportable segments are generally the same as those described in the Annual Report on Form 10-K for the year ended December 31, 2011.

The following table summarizes financial information for each of the Company's business segments for the twelve and forty weeks ended October 6, 2012 and October 8, 2011, respectively.

	Twelve Week Periods Ended		Forty Week Periods Ended
	October 6, 2012	October 8, 2011	October 6, 2012	October 8, 2011
Net sales
AAP	$1,386,791	$1,394,916	$4,646,688	$4,618,556
AI	74,538	73,604	241,146	236,459
Eliminations (1)	(3,802)	(3,532)	(12,032)	(12,125)
Total net sales	$1,457,527	$1,464,988	$4,875,802	$4,842,890

Income before provision for income taxes
AAP	$140,141	$164,586	$508,137	$515,029
AI	2,483	4,470	10,892	11,048
Total income before provision for income taxes	$142,624	$169,056	$519,029	$526,077

Provision for income taxes
AAP	$52,155	$61,684	$192,069	$193,319
AI	966	1,819	4,345	4,515
Total provision for income taxes	$53,121	$63,503	$196,414	$197,834

Segment assets
AAP	$4,090,931	$3,414,516	$4,090,931	$3,414,516
AI	266,275	263,552	266,275	263,552
Total segment assets	$4,357,206	$3,678,068	$4,357,206	$3,678,068

(1)
For the twelve weeks ended October 6, 2012, eliminations represented net sales of $2,504 from AAP to AI and $1,298 from AI to AAP. For the twelve weeks ended October 8, 2011, eliminations represented net sales of $1,867 from AAP to AI and $1,665 from AI to AAP. For the forty weeks ended October 6, 2012, eliminations represented net sales of $7,695 from AAP to AI and $4,337 from AI to AAP. For the forty weeks ended October 8, 2011, eliminations represented net sales of $6,574 from AAP to AI and $5,551 from AI to AAP.

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

Introduction

We are a leading specialty retailer of automotive aftermarket parts, accessories, batteries and maintenance items primarily operating within the United States. Our stores carry an extensive product line for cars, vans, sport utility vehicles and light trucks. We serve both "do-it-yourself," or DIY, and “do-it-for-me,” or Commercial, customers. Our Commercial customers consist primarily of delivery customers for whom we deliver products from our store locations to our Commercial customers’ places of business, including national garage chains, independent garages, service stations and auto dealers. At October 6, 2012, we operated a total of 3,727 stores.

We operate in two reportable segments: Advance Auto Parts, or AAP, and Autopart International, Inc., or AI. The AAP segment is comprised of our store operations within the Northeastern, Southeastern and Midwestern regions of the United States, Puerto Rico and the Virgin Islands which primarily operate under the trade names “Advance Auto Parts” and “Advance Discount Auto Parts.” At October 6, 2012, we operated 3,517 stores in the AAP segment. Our AAP stores offer a broad selection of brand name and private label automotive replacement parts, accessories, batteries and maintenance items for domestic and imported cars and light trucks. Through our integrated operating approach, we serve our DIY and Commercial customers from our store locations and online at www.AdvanceAutoParts.com. Our online website allows our DIY customers to pick up merchandise at a conveniently located store or have their purchases shipped directly to their home or business. Our Commercial customers can conveniently place their orders online.

At October 6, 2012, we operated 210 stores in the AI segment under the “Autopart International” trade name. AI’s business primarily serves the Commercial market from its store locations in the Northeastern and Mid-Atlantic regions of the United States and Florida. For additional information regarding our segments, see Note 11, Segment and Related Information, of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Management Overview

We generated earnings per diluted share, or diluted EPS, of $1.21 during our twelve weeks ended October 6, 2012 ( or the third quarter of Fiscal 2012) compared to $1.41 for the comparable period of Fiscal 2011. The decrease in our diluted EPS was primarily due to a decrease in our operating income. Consistent with our second quarter, our sales during the third quarter remained constrained particularly in our colder weather markets. The current economy affected our sales consistent with many other retailers, including our peer companies in the automotive aftermarket industry, as consumers faced high unemployment and gas prices and low consumer confidence. During the third quarter, we increased store labor and advertising along with more targeted promotional activity in response to the difficult sales environment. The increase in store labor was focused on providing better service to our Commercial customers and improving weekend staffing to better serve our DIY customers. While price promotions negatively impacted our top line during the third quarter, we believe they will positively contribute to our growth in the future by retaining current customers and attracting new customers. Despite our current performance, we remain encouraged by (i) the long-term dynamics of the automotive aftermarket industry, (ii) initiatives that are underway in support of our strategies and (iii) the improvement in our comparable Commercial sales from the second quarter to the third quarter.

Although our operating income for the third quarter of Fiscal 2012 declined over the comparable period of last year, we generated significant operating cash flow through the third quarter of Fiscal 2012. We currently have a significant amount of cash on-hand to invest in capital improvements and initiatives to support our strategies.  As discussed later in the "Business and Industry Update," we remain committed to investing in our two key strategies.

Summary of Third Quarter Financial Results

A high-level summary of our financial results for the third quarter of Fiscal 2012 is included below:

•
Net sales during the third quarter of Fiscal 2012 were $1,457.5 million, a decrease of 0.5% as compared to the third quarter of Fiscal 2011, driven by a 1.8% decrease in comparable store sales partially offset by the addition of 82 net new stores over the past 12 months.

•
Our operating income for the third quarter of Fiscal 2012 was $150.4 million, a decrease of $27.5 million over the comparable period of Fiscal 2011. As a percentage of total sales, operating income was 10.3%, a decrease of 182 basis points, due to higher SG&A partially offset by a slight improvement in gross profit rate.

•	Our inventory balance as of October 6, 2012 increased $83.6 million, or 4.0%, over the comparable period last year to support our inventory availability initiatives.

•
We generated operating cash flow of $504.8 million during the forty weeks ended October 6, 2012, a decrease of 17.4% over the comparable period in Fiscal 2011, with the largest portion of the decrease consisting of an increase in accounts receivable resulting from the in-sourcing of our Commercial credit program.

Refer to the "Results of Operations" and "Liquidity" sections for further details of our income statement and cash flow results, respectively.

Business and Industry Update

Our two key strategies, Superior Availability and Service Leadership, remain unchanged in Fiscal 2012. Superior Availability is aimed at product availability and maximizing the speed, reliability and efficiency of our supply chain. Service Leadership leverages our product availability in addition to more consistent execution of customer-facing initiatives to strengthen our integrated operating approach of serving our DIY and Commercial customers whether in our stores or on-line. Through these two key strategies, we believe we can continue to build on the initiatives discussed below and produce favorable financial results over the long term. Sales to Commercial customers remain the biggest opportunity for us to increase our overall market share in the automotive aftermarket industry. Our Commercial sales, as a percentage of total sales, increased to 38% for the third quarter of Fiscal 2012 compared to 37% for the same period in Fiscal 2011.

A few of the priorities under our strategies include:

•	Improving in-market availability through the continued expansion of our HUB network and completion of store inventory upgrades;

•
The commencement of outbound shipments to our stores from our new Remington, Indiana distribution center during the third quarter of Fiscal 2012, which will provide needed capacity and upgraded supply chain technology;

•	Our continued efforts to enhance e-commerce offerings; and

•	The in-sourcing of our Commercial credit function and addition of other customer offerings to support the continued investment in our Commercial business.

The automotive aftermarket industry is influenced by a number of general macroeconomic factors similar to those affecting the overall retail industry. These factors include, but are not limited to, fuel costs, unemployment rates, consumer confidence and spending habits, and competition. While we feel that the difficult conditions affecting the macroeconomic environment continue to constrain consumer spending, we remain confident that the long-term dynamics of the automotive aftermarket industry are positive.

Favorable industry dynamics include:

•	an increase in number and average age of vehicles;

•	a long-term expectation that miles driven will increase based on historical trends; and

•	a fragmented commercial market.

Conversely, the factors negatively affecting the automotive aftermarket industry include:

•	high gas prices and unemployment rates and relatively low consumer confidence;

•	later maintenance and part failure intervals on newer cars due to an increase in quality; and

•	an overall reduction in discretionary spending on elective maintenance and other accessories.

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

Consolidated Operating Results and Key Statistics and Metrics

The following table highlights certain consolidated operating results and key statistics and metrics for the twelve and forty weeks ended October 6, 2012 and October 8, 2011, respectively, and the fiscal years ended December 31, 2011 and January 1, 2011. We use these key statistics and metrics to measure the financial progress of our key strategies.

	Twelve Weeks Ended		Forty Weeks Ended
	October 6, 2012	October 8, 2011	October 6, 2012	October 8, 2011	FY 2011	FY 2010
Operating Results:
Total net sales (in 000s)	$1,457,527	$1,464,988	$4,875,802	$4,842,890	$6,170,462	$5,925,203
Comparable store sales growth(1)	(1.8%)	2.2%	(0.5)%	2.0%	2.2%	8.0%
Gross profit	49.8%	49.5%	49.9%	49.9%	49.7%	50.0%
SG&A	39.4%	37.3%	38.8%	38.5%	39.0%	40.1%
Operating profit	10.3%	12.1%	11.2%	11.4%	10.8%	9.9%
Diluted earnings per share	$1.21	$1.41	$4.34	$4.19	$5.11	$3.95

Key Statistics and Metrics:
Number of stores, end of period	3,727	3,645	3,727	3,645	3,662	3,563
Total store square footage, end of period (in 000s)	27,194	26,533	27,194	26,533	26,663	25,950
Total Team Members, end of period	54,220	52,386	54,220	52,386	52,002	51,017
Sales per store (in 000s)(2)(3)	$1,683	$1,702	$1,683	$1,702	$1,708	$1,697
Operating income per store (in 000s)(2)(4)	$178	$177	$178	$177	$184	$168
Gross margin return on inventory(2)(5)	6.9	5.8	6.9	5.8	6.6	5.1

(1)
Comparable store sales include net sales from our stores and e-commerce website. The change in store sales is calculated based on the change in net sales starting once a store has been open for 13 complete accounting periods (each period represents four weeks). Relocations are included in comparable store sales from the original date of opening.

(2)	These financial metrics presented for each quarter are calculated on an annualized basis and accordingly reflect the last four fiscal quarters completed.

(3)	Sales per store is calculated as net sales divided by the average of the beginning and ending store count for the respective period.

(4)	Operating income per store is calculated as operating income divided by the average of beginning and ending total store count for the respective period.

(5)	Gross margin return on inventory is calculated as gross profit divided by an average of beginning and ending inventory, net of accounts payable and financed vendor accounts payable.

Store Development by Segment

The following table sets forth the total number of new, closed and relocated stores and stores with Commercial delivery programs during the twelve and forty weeks ended October 6, 2012 and October 8, 2011 by segment. We lease approximately 79% of our AAP stores. We lease 100% of our AI stores.

AAP
	Twelve Weeks Ended		Forty Weeks Ended
	October 6, 2012	October 8, 2011	October 6, 2012	October 8, 2011
Number of stores at beginning of period	3,489	3,424	3,460	3,369
New stores	28	20	57	76
Closed stores	—	(2)	—	(3)
Number of stores, end of period	3,517	3,442	3,517	3,442
Relocated stores	2	—	9	4
Stores with commercial delivery programs	3,212	3,099	3,212	3,099

AI
	Twelve Weeks Ended		Forty Weeks Ended
	October 6, 2012	October 8, 2011	October 6, 2012	October 8, 2011
Number of stores at beginning of period	203	203	202	194
New stores	7	—	13	9
Closed stores	—	—	(5)	—
Number of stores, end of period	210	203	210	203
Relocated stores	1	—	5	2
Stores with commercial delivery programs	210	203	210	203

During Fiscal 2012, we anticipate adding approximately 110 to 120 AAP stores and 10 to 20 AI stores, respectively, and closing approximately 10 total stores.

Critical Accounting Policies

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Our discussion and analysis of the financial condition and results of operations are based on these financial statements. The preparation of these financial statements requires the application of accounting policies in addition to certain estimates and judgments by our management. Our estimates and judgments are based on currently available information, historical results and other assumptions we believe are reasonable. Actual results could differ materially from these estimates. During the twelve and forty weeks ended October 6, 2012, we consistently applied the critical accounting policies discussed in our 2011 Form 10-K. For a complete discussion regarding these critical accounting policies, refer to the 2011 Form 10-K.

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

Cost of Sales

Our cost of sales consists of merchandise costs, net of incentives under vendor programs; inventory shrinkage, defective merchandise and warranty costs; and warehouse and distribution expenses. Gross profit as a percentage of net sales may be affected by (i) variations in our product mix, (ii) price changes in response to competitive factors and fluctuations in merchandise costs, (iii) vendor programs, (iv) inventory shrinkage, (v) defective merchandise and warranty costs and (vi) warehouse and distribution costs. We seek to minimize fluctuations in merchandise costs and instability of supply by entering into long-term purchasing agreements, without minimum purchase volume requirements, when we believe it is advantageous. Our gross profit may not be comparable to that of our competitors due to differences in industry practice regarding the classification of certain costs.

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

Results of Operations

The following table sets forth certain of our operating data expressed as a percentage of net sales for the periods indicated.

	Twelve Week Periods Ended		Forty Week Periods Ended
	October 6, 2012	October 8, 2011	October 6, 2012	October 8, 2011
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales, including purchasing and warehousing costs	50.2	50.5	50.1	50.1
Gross profit	49.8	49.5	49.9	49.9
Selling, general and administrative expenses	39.4	37.3	38.8	38.5
Operating income	10.3	12.1	11.2	11.4
Interest expense	(0.6)	(0.6)	(0.5)	(0.5)
Other expense, net	0.0	0.0	0.0	0.0
Provision for income taxes	3.6	4.3	4.0	4.1
Net income	6.1%	7.2%	6.6%	6.8%

Twelve and Forty Weeks Ended October 6, 2012 Compared to Twelve and Forty Weeks Ended October 8, 2011

Net Sales

Net sales for the twelve weeks ended October 6, 2012 were $1,457.5 million, a decrease of $7.5 million, or 0.5%, as compared to net sales for the twelve weeks ended October 8, 2011. The sales decrease was primarily due to a decrease in comparable store sales partially offset by sales from new AAP and AI stores opened in the last twelve months.

For the twelve weeks ended October 6, 2012, AAP produced net sales of $1,386.8 million, a decrease of $8.1 million, or 0.6%, as compared to net sales for the twelve weeks ended October 8, 2011. The sales decline was driven by decreases in both transaction count and pricing. Despite a slight improvement from the second quarter, we continued to experience a decrease in transactions through weaker customer demand from both DIY and Commercial customers which we believe to be driven by the difficult economic environment and lingering effects from this year's warmer winter in certain of our colder weather markets. Pricing was negatively impacted by (i) an increase in promotional activity in response to the lower customer demand, (ii) a lower mix of parts sales partially due to customers' decision to defer routine maintenance and (iii) cost deflation in certain of our product categories compared to the same period last year. For the twelve weeks ended October 6, 2012, AI produced net sales of $74.5 million, an increase of $0.9 million, or 1.3%, as compared to net sales for the twelve weeks ended October 8, 2011.

	Twelve Weeks Ended
	October 6, 2012			October 8, 2011
	AAP	AI	Total	AAP	AI	Total
Comparable store sales %	(1.9%)	0.2%	(1.8%)	1.9%	7.8%	2.2%
Net stores opened in last twelve months	75	7	82	93	12	105

Net sales for the forty weeks ended October 6, 2012 were $4,875.8 million, an increase of $32.9 million, or 0.7%, as compared to net sales for the forty weeks ended October 8, 2011. This growth was primarily due to an increase in sales from new AAP and AI stores opened in the last twelve months.

For the forty weeks ended October 6, 2012, AAP produced net sales of $4,646.7 million, an increase of $28.1 million, or 0.6%, as compared to net sales for the forty weeks ended October 8, 2011. The sales increase was primarily due to sales from new AAP and AI stores opened in the last twelve months partially offset by a decrease in comparable store sales. The AAP comparable store sales decrease of 0.7% was driven by an increase in promotional activity and a decrease in transaction count. For the forty weeks ended October 6, 2012, AI produced net sales of $241.1 million, an increase of $4.7 million, or 2.0%, as compared to net sales for the forty weeks ended October 8, 2011.

	Forty Weeks Ended
	October 6, 2012			October 8, 2011
	AAP	AI	Total	AAP	AI	Total
Comparable store sales %	(0.7%)	1.9%	(0.5)%	1.7%	9.4%	2.0%
Net stores opened in last twelve months	75	7	82	93	12	105

Gross Profit

Gross profit for the twelve weeks ended October 6, 2012 was $725.4 million, or 49.8% of net sales, as compared to $724.5 million, or 49.5% of net sales, for the comparable period of last year, representing an increase of 31 basis points. The 31 basis-point increase in gross profit rate was primarily due to improved shrink, cost deflation and supply chain efficiencies partially offset by increased promotional activity. The supply chain efficiencies were driven primarily by the growth in inventory during the third quarter of Fiscal 2012 compared to the third quarter of last year which resulted in a lower cost as a percentage of overall purchases.

Gross profit for the forty weeks ended October 6, 2012 was $2,434.9 million, or 49.9% of net sales, as compared to $2,418.6 million, or 49.9% of net sales, for the comparable period of last year. Our flat gross profit rate was primarily due to an improvement in shrink which was primarily offset by increased promotional activity.

SG&A

SG&A expenses for the twelve weeks ended October 6, 2012 were $575.0 million, or 39.4% of net sales, as compared to $546.7 million, or 37.3% of net sales, for the comparable period of last year, representing an increase of 213 basis points. This increase as a percentage of net sales was primarily due to higher spending on store labor and advertising expense in an effort to drive consumer traffic and maintain market share in the softer consumer environment and overall expense deleverage as a result of the Company's lower sales volume, partially offset by lower incentive compensation expense.

SG&A expenses for the forty weeks ended October 6, 2012 were $1,890.8 million, or 38.8% of net sales, as compared to $1,865.8 million, or 38.5% of net sales, for the comparable period of last year, representing an increase of 25 basis points. This increase as a percentage of net sales was primarily due to higher spending on store labor and expense deleverage as a result of the Company's lower sales volume, partially offset by lower incentive compensation.

Operating Income

Operating income for the twelve weeks ended October 6, 2012 was $150.4 million, or 10.3% of net sales, as compared to $177.8 million, or 12.1% of net sales, for the comparable period of last year, representing a decrease of 182 basis points. This decrease was reflective of the increase in SG&A as a percentage of net sales driven primarily by the decline in our sales.

AAP produced operating income of $147.9 million, or 10.7% of net sales, for the twelve weeks ended October 6, 2012 as compared to $173.3 million, or 12.4% of net sales, for the comparable period of last year. AI generated operating income for the twelve weeks ended October 6, 2012 of $2.5 million as compared to $4.7 million for the comparable period of last year. AI’s operating income decreased during the third quarter primarily due to increased promotional activity and increased percentage of newer stores outside of the Northeastern market which operate at a lower gross profit rate, partially offset by lower incentive compensation.

Operating income for the forty weeks ended October 6, 2012 was $544.1 million, or 11.2% of net sales, as compared to $552.7 million, or 11.4% of net sales, for the comparable period of last year, representing a decrease of 25 basis points. This decrease was reflective of the increase in SG&A as a percentage of net sales driven primarily by the decline in our sales.

AAP produced operating income of $533.2 million, or 11.5% of net sales, for the forty weeks ended October 6, 2012 as compared to $541.7 million, or 11.7% of net sales, for the comparable period of last year. AI generated operating income for the forty weeks ended October 6, 2012 of $10.9 million as compared to $11.4 million for the comparable period of last year. AI’s operating income decreased during the forty weeks ended October 6, 2012 primarily due to increased promotional activity and increased percentage of newer stores outside of the Northeastern market which operate at a lower gross profit rate, partially offset by lower incentive compensation and the leverage of SG&A as a result of the maturity of its existing store base.

Interest Expense

Interest expense for the twelve weeks ended October 6, 2012 was $8.0 million, or 0.6% of net sales, as compared to $8.2 million, or 0.6% of net sales, for the comparable period in Fiscal 2011.

Interest expense for the forty weeks ended October 6, 2012 was $25.8 million, or 0.5% of net sales, as compared to $25.9 million, or 0.5% of net sales, for the comparable period in Fiscal 2011.

Income Taxes

Income tax expense for the twelve weeks ended October 6, 2012 was $53.1 million, as compared to $63.5 million for the comparable period of Fiscal 2011. Our effective income tax rate was 37.2% and 37.6% for the twelve weeks ended October 6, 2012 and October 8, 2011, respectively.

Income tax expense for the forty weeks ended October 6, 2012 was $196.4 million, as compared to $197.8 million for the comparable period of Fiscal 2011. Our effective income tax rate was 37.8% and 37.6% for the forty weeks ended October 6, 2012 and October 8, 2011, respectively.

Net Income

Net income for the twelve weeks ended October 6, 2012 was $89.5 million, or $1.21 per diluted share, as compared to $105.6 million, or $1.41 per diluted share, for the comparable period of Fiscal 2011. As a percentage of net sales, net income for the twelve weeks ended October 6, 2012 was 6.1%, as compared to 7.2% for the comparable period of Fiscal 2011.

Net income for the forty weeks ended October 6, 2012 was $322.6 million, or $4.34 per diluted share, as compared to $328.2 million, or $4.19 per diluted share, for the comparable period of Fiscal 2011. As a percentage of net sales, net income for the forty weeks ended October 6, 2012 was 6.6%, as compared to 6.8% for the comparable period of Fiscal 2011. The increase in diluted EPS was due to the decrease in our average diluted shares outstanding during the forty weeks ended October 6, 2012 as compared to the same period in Fiscal 2011, primarily a result of our repurchases of common stock under our stock repurchase program during Fiscal 2011. The increase in diluted EPS, as a result of the decrease in our average diluted shares outstanding, was partially offset by a decrease in net income for the period.

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

At October 6, 2012, our cash and cash equivalents balance was $479.4 million, an increase of $421.5 million compared to December 31, 2011 (the end of Fiscal 2011). This increase in cash during the forty weeks ended October 6, 2012 was primarily a result of cash generated from operations and the issuance of senior unsecured notes, partially offset by investment in property and equipment and net payments on our credit facilities. Additional discussion of our cash flow results, including the comparison of the activity for the forty weeks ended October 6, 2012 to the comparable period of Fiscal 2011, is set forth in the Analysis of Cash Flows section.

At October 6, 2012, our outstanding indebtedness was $600.2 million, or $184.3 million higher when compared to December 31, 2011, and consisted of borrowings of $598.9 million under our senior unsecured notes and $1.3 million outstanding on an economic development note. Additionally, we had $88.5 million in letters of credit outstanding, which reduced our total availability under the revolving credit facility to $661.5 million.

Capital Expenditures

Our primary capital requirements have been the funding of our continued new store openings, maintenance of existing stores, the construction and upgrading of distribution centers, and the development of both proprietary and purchased information systems. Our capital expenditures were $201.2 million for the forty weeks ended October 6, 2012, or $6.3 million less than the forty weeks ended October 8, 2011.

Our future capital requirements will depend in large part on the number of and timing for new stores we open within a given year. During the forty weeks ended October 6, 2012, we opened 57 AAP stores and 13 AI stores compared to 76 AAP and 9 AI stores during the comparable period of last year. The timing of our new store openings in Fiscal 2012 is later in the year as compared to last year. We remain on pace to open 110 to 120 AAP and 10 to 20 AI stores, respectively, during Fiscal 2012.

We also plan to make continued investments in the maintenance of our existing stores and additional investments in our supply chain and information technology. In Fiscal 2012, we anticipate that our capital expenditures will be approximately $275.0 million to $300.0 million. These expenditures will be primarily driven by new store development, investments in our existing store base and investments under our Superior Availability and Service Leadership strategies, such as supply chain and information technology. These expenditures include the development of our new electronic parts catalog and a new warehouse management system and other costs associated with our new Remington, Indiana distribution center.

Stock Repurchase Program

Our stock repurchase program allows us to repurchase our common stock on the open market or in privately negotiated transactions from time to time in accordance with the requirements of the SEC. Our $500 million stock repurchase program in place as of October 6, 2012 was authorized by our Board of Directors on May 14, 2012.

During the twelve weeks ended October 6, 2012, we repurchased no shares of our common stock under our stock repurchase program. During the forty weeks ended October 6, 2012, we repurchased 0.3 million shares of our common stock at an aggregate cost of $19.6 million, or an average price of $76.18 per share, under our stock repurchase program. We repurchased two thousand shares of our common stock at an aggregate cost of $0.2 million, or an average price of $72.85 per share, in connection with the net settlement of shares issued as a result of the vesting of restricted stock during the twelve weeks ended October 6, 2012. We repurchased 66 thousand shares of our common stock at an aggregate cost of $5.6 million, or an average price of $84.61 per share, in connection with the net settlement of shares issued as a result of the vesting of restricted stock during the forty weeks ended October 6, 2012. The Company also retired 33.7 million shares of treasury stock during the first quarter of Fiscal 2012.

Dividend

Since Fiscal 2006, our Board of Directors has declared quarterly dividends of $0.06 per share to stockholders of record. On November 6, 2012, our Board of Directors declared a quarterly dividend of $0.06 per share to be paid on January 4, 2013 to all common stockholders of record as of December 21, 2012.

Commercial Credit Program

During the second quarter, we began the in-sourcing of our commercial credit program. As of the end of the third quarter of Fiscal 2012, this initiative was near completion. This initiative consists of transitioning from using a third party financial institution to settle credit transactions with our Commercial customers to processing those transactions internally. Benefits include a higher level of service with our Commercial customers and having a capability in place to increase the amount of Commercial sales on credit while realizing cost savings over the long-term.

Our concentration of credit risk with respect to trade receivables is limited because our customer base consists of a large number of customers with relatively small balances, which allows the credit risk to be spread across a broad base. We also mitigate our exposure to credit risk through a credit approval process including, credit checks, pre-determined credit limits and accounts receivable and credit monitoring procedures. As a result of this transition, we expect our trade accounts receivable to increase to approximately $100 million to $115 million by the end of Fiscal 2012. The impact on our working capital will be primarily limited to Fiscal 2012.

Analysis of Cash Flows

A summary and analysis of our cash flows for the forty week period ended October 6, 2012 as compared to the forty week period ended October 8, 2011 is included below.

	Forty Week Periods Ended
	October 6, 2012	October 8, 2011
	(in millions)
Cash flows from operating activities	$504.8	$611.0
Cash flows from investing activities	(206.2)	(224.6)
Cash flows from financing activities	122.9	(379.7)
Net increase in cash and cash equivalents	$421.5	$6.7

Operating Activities

For the forty weeks ended October 6, 2012, net cash provided by operating activities decreased $106.2 million to $504.8 million. This net decrease in operating cash flow was primarily due to:

•	a $32.5 million decrease in cash flow from other assets primarily related to timing of rent payments and other working capital;

•	a $27.0 million decrease in provision for deferred income taxes;

•	a $57.3 million increase in receivables primarily related to the launch of our in-house commercial credit program;

•	a $24.5 million increase in inventory, net of accounts payable, due to a smaller increase in our accounts payable ratio versus the prior year; and

•	a $16.8 million decrease in cash flow from the excess tax benefit from share-based compensation.

Partially offsetting the decrease in operating cash flow was:

•	a $61.2 million increase in cash flows provided by an increase in accrued expenses related to timing of the payment of certain expenses.

Investing Activities

For the forty weeks ended October 6, 2012, net cash used in investing activities decreased $18.4 million to $206.2 million. The decrease in cash used in investing activities was primarily driven by the decrease in cash used for business acquisitions and the timing of our investments in existing stores, supply chain, and information technology.

Financing Activities

For the forty weeks ended October 6, 2012, net cash provided by financing activities increased $502.6 million to $122.9 million. This increase was primarily a result of a $604.0 million decrease in the repurchase of common stock under our stock repurchase program and $299.9 million provided by the issuance of senior unsecured notes, partially offset by a $414.2 million decrease in net borrowings on credit facilities.

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

As of October 6, 2012, we had no borrowings outstanding under our revolving credit facility, but had letters of credit outstanding of $88.5 million, which reduced the availability under the revolving credit facility to $661.5 million. The letters of credit generally have a term of one year or less and serve as collateral for our self-insurance policies and routine purchases of imported merchandise.

The interest rate on borrowings under the revolving credit facility is based, at our option, on an adjusted LIBOR rate, plus a margin, or an alternate base rate, plus a margin. The current margin is 1.5% for both the adjusted LIBOR and alternate base rate borrowings. A facility fee is charged on the total amount of the revolving credit facility, payable in arrears. The current facility fee rate is 0.25% per annum. Under the terms of the revolving credit facility, the interest rate and facility fee are based on our credit rating.

Our revolving credit facility contains covenants restricting our ability to, among other things:  (1) create, incur or assume additional debt, (2) incur liens or engage in sale-leaseback transactions, (3) make loans and investments (including acquisitions), (4) guarantee obligations, (5) engage in certain mergers and liquidations, (6) change the nature of our business and the business conducted by our subsidiaries, (7) enter into certain hedging transactions, and (8) change our status as a holding company. We are also required to comply with financial covenants with respect to a maximum leverage ratio and a minimum consolidated coverage ratio. We were in compliance with our covenants in place at October 6, 2012 and December 31, 2011, respectively. Our revolving credit facility also provides for customary events of default, covenant defaults and cross-defaults to its other material indebtedness.

As of October 6, 2012, we had a credit rating from Standard & Poor’s of BBB- and from Moody’s Investor Service of Baa3. The current outlooks by Standard & Poor’s and Moody’s are both stable. The current pricing grid used to determine our borrowing rate under our revolving credit facility is based on our credit ratings. If these credit ratings decline, our interest rate on outstanding balances may increase. Conversely, if these credit ratings improve, our interest rate may decrease. In addition, if our credit ratings decline, our access to financing may become more limited.

Senior Unsecured Notes

Our 5.75% senior unsecured notes were issued in April 2010 at 99.587% of the principal amount of $300 million and are due May 1, 2020 (the "2020 Notes"). The 2020 Notes bear interest at a rate of 5.75% per year payable semi-annually in arrears on May 1 and November 1 of each year. Our 4.50% senior unsecured notes were issued in January 2012 at 99.968% of the principal amount of $300 million and are due January 15, 2022 (the "2022 Notes" or collectively with 2020 Notes, "the Notes"). The 2022 Notes bear interest at a rate of 4.50% per year payable semi-annually in arrears on January 15 and July 15 of each year. Our parent company, or Advance, served as the issuer of the Notes with certain of Advance’s domestic subsidiaries currently serving as subsidiary guarantors. The terms of the Notes are governed by an indenture and supplemental indentures (collectively the “Indenture”) among us, the subsidiary guarantors and Wells Fargo Bank, National Association, as Trustee.

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

Off-Balance-Sheet Arrangements

As of October 6, 2012, we had no off-balance-sheet arrangements as defined in Regulation S-K Item 303 of the SEC regulations. We include other off-balance-sheet arrangements in our contractual obligations table in our 2011 Form 10-K including, operating lease payments, interest payments on our revolving credit facility and letters of credit outstanding.

Contractual Obligations

As of October 6, 2012, there were no material changes to our outstanding contractual obligations as compared to our contractual obligations outstanding as of December 31, 2011. For information regarding our contractual obligations see “Contractual Obligations” in our 2011 Form 10-K.

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

As of October 6, 2012, we have $299.0 million of senior unsecured notes outstanding with an interest rate of 5.75% due in 2020, $299.9 million of senior unsecured notes outstanding with an interest rate of 4.50% due in 2022 and no balance outstanding on our revolving credit facility which matures in May 2016. As a result of the availability under our revolving credit facility, we may be exposed to cash flow risk due to changes in LIBOR if we borrow against our revolver in the future.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended October 6, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

6BPART II.  OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth the information with respect to repurchases of our common stock for the quarter ended October 6, 2012 (amounts in thousands, except per share amounts):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs (2)
July 15, 2012 to August 11, 2012	—	$—	—	$492,385
August 12, 2012 to September 8, 2012	2	72.85	—	492,385
September 9, 2012 to October 6, 2012	—	—	—	492,385

Total	2	$72.85	—	$492,385

(1)
We repurchased two thousand shares of our common stock, at an aggregate cost of $0.2 million, or an average purchase price of $72.85 per share, in connection with the net settlement of shares issued as a result of the vesting of restricted stock during the twelve weeks ended October 6, 2012.

(2)	Our $500 million stock repurchase program was authorized by our Board of Directors and publicly announced on May 14, 2012.

ITEM 6.	EXHIBITS

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith
3.1	Restated Certificate of Incorporation of Advance Auto Parts, Inc. (“Advance Auto”).	10-Q	3.1	8/16/2004
3.2	Amended and Restated Bylaws of Advance Auto (effective August 12, 2009).	8-K	3.2	8/17/2009
10.36	Second Amendment to Employment Agreement effective December 31, 2012 between Advance Auto Parts, Inc. and Kevin P. Freeland.				X
10.37	Second Amendment to Employment Agreement effective December 31, 2012 between Advance Auto Parts, Inc. and Michael A. Norona.				X
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS (1)	XBRL Instance Document
101.SCH (1)	XBRL Taxonomy Extension Schema Document
101.CAL (1)	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB (1)	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE (1)	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF (1)	XBRL Taxonomy Extension Definition Linkbase Document

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

ADVANCE AUTO PARTS, INC.

November 12, 2012	By:	/s/ Michael A. Norona
Michael A. Norona Executive Vice President and Chief Financial Officer

S-1

EXHIBIT INDEX

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith
3.1	Restated Certificate of Incorporation of Advance Auto Parts, Inc. (“Advance Auto”).	10-Q	3.1	8/16/2004
3.2	Amended and Restated Bylaws of Advance Auto (effective August 12, 2009).	8-K	3.2	8/17/2009
10.36	Second Amendment to Employment Agreement effective December 31, 2012 between Advance Auto Parts, Inc. and Kevin P. Freeland.				X
10.37	Second Amendment to Employment Agreement effective December 31, 2012 between Advance Auto Parts, Inc. and Michael A. Norona.				X
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS (1)	XBRL Instance Document
101.SCH (1)	XBRL Taxonomy Extension Schema Document
101.CAL (1)	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB (1)	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE (1)	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF (1)	XBRL Taxonomy Extension Definition Linkbase Document

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