Form 10-K
period 2012-12-29
ADVANCE AUTO PARTS INC
filed 2013-02-25
CIK 1158449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2012
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________.

Commission file number 001-16797
________________________

ADVANCE AUTO PARTS, INC.
(Exact name of registrant as specified in its charter)
________________________

Delaware (State or other jurisdiction of incorporation or organization)	54-2049910 (I.R.S. Employer Identification No.)

5008 Airport Road Roanoke, VA (Address of Principal Executive Offices)	24012 (Zip Code)

(540) 362-4911
(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act

Title of each class Common Stock ($0.0001 par value)	Name of each exchange on which registered New York Stock Exchange

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
Yes ☐ No ☒

As of July 13, 2012, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the 72,989,206 shares of Common Stock held by non-affiliates of the registrant was $5,217,268,445, based on the last sales price of the Common Stock on July 13, 2012, as reported by the New York Stock Exchange.

As of February 22, 2013, the registrant had outstanding 73,655,224 shares of Common Stock, par value $0.0001 per share (the only class of common stock of the registrant outstanding).

Documents Incorporated by Reference:

Portions of the definitive proxy statement of the registrant to be filed within 120 days of December 29, 2012, pursuant to Regulation 14A under the Securities Exchange Act of 1934, for the 2013 Annual Meeting of Stockholders to be held on May 22, 2013, are incorporated by reference into Part III.

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

•	our dependence on our suppliers to provide us with products that comply with safety and quality standards;

•	our ability to attract and retain qualified employees, or Team Members;

•	the potential for fluctuations in the market price of our common stock and the resulting exposure to securities class action litigation;

•
deterioration in general macro-economic conditions, including unemployment, inflation or deflation, consumer debt levels, high fuel and energy costs, higher tax rates or uncertain credit markets could have a negative impact on our business, financial condition, results of operations and cash flows;

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

We were founded in 1929 as Advance Stores Company, Incorporated and operated as a retailer of general merchandise until the 1980s. During the 1980s, we sharpened our focus to target sales of automotive parts and accessories to DIY customers. From the 1980s to the present, we have grown significantly as a result of comparable store sales growth, new store openings and strategic acquisitions. We began our Commercial delivery program in 1996 and have significantly increased our sales to Commercial customers since 2000. Our parent company, Advance Auto Parts, Inc., a Delaware corporation, was incorporated in 2001 in conjunction with the acquisition of Discount Auto Parts, Inc. At December 29, 2012, the end of our 2012 fiscal year, or Fiscal 2012, we operated 3,794 total stores.

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

Operating Segments

We operate in two reportable segments: Advance Auto Parts, or AAP, and Autopart International, or AI. The AAP segment is comprised of our store operations, which operate under the trade names “Advance Auto Parts” and “Advance Discount Auto Parts.” The AI segment consists solely of the operations of Autopart International, Inc. which operates under the “Autopart International” trade name.

Financial information on our segments is included in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K. In addition, selected financial data for our segments is available in Note 20, Segment and Related Information, of the Notes to Consolidated Financial Statements, included in Item 15. Exhibits, Financial Statement Schedules, of this Annual Report on Form 10-K.

AAP Segment

At December 29, 2012, we operated 3,576 AAP stores throughout 39 states in the Northeastern, Mid-Atlantic, Southeastern and Midwestern (inclusive of South Central) regions of the United States, Puerto Rico and the Virgin Islands. These stores operated under the “Advance Auto Parts” trade name except for certain stores in the state of Florida, which operated under the “Advance Discount Auto Parts” trade name. These stores offer a broad selection of brand name and private label automotive replacement parts, accessories, batteries and maintenance items for domestic and imported cars and light trucks. Through our integrated operating approach, we serve our DIY and Commercial customers from our store locations and online at www.AdvanceAutoParts.com. Our online website allows our DIY customers to pick up merchandise at a conveniently located store or have their purchases shipped directly to their home or business. Our Commercial customers can conveniently place their orders online.

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

Our stores carry a product offering of approximately 19,000 SKUs, generally consisting of a custom mix of product based on the stores' respective market. Our stores also have access to an additional assortment of 115,000 SKUs for same-day or next-day delivery from one of our 339 HUB stores or our network of 22 Parts Delivered Quickly, or PDQ®, facilities. Additionally, our customers have access to over 483,000 SKUs by ordering directly from one of our vendors for delivery to a particular store or other destination as chosen by the customer.

We strive to be the leader in the automotive aftermarket industry by fulfilling our promise, 'Service is our best part®,' through our Superior Availability and Service Leadership strategies. We offer our customers quality products which are backed by a solid warranty. Many of our products are offered at a good, better or best recommendation differentiated by price and quality. Store Team Members utilize our proprietary point-of-sale, or POS, system, including a fully integrated electronic parts catalog to identify and suggest the appropriate quality and price options for the SKUs we carry, as well as the related products, tools or additional information that is required by our customers to complete their automotive repair projects properly and safely.

The primary categories of product we offer in our stores include:

•
Parts, including alternators, batteries, belts and hoses, chassis parts, clutches, engines and engine parts, ignition parts, lighting, radiators, starters, spark plugs and wires, transmissions and water pumps;

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

Our stores are 100% company operated and are divided into four geographic areas. Each geographic area is managed by a senior vice president, who is supported by regional and district management. District Leaders have direct responsibility for store operations in a specific district, which typically consists on average of 12 stores. Depending on store size and sales volume, each store is staffed by approximately 8 to 16 Team Members, under the leadership of a General Manager. Store Team Members are comprised of full and part-time Team Members. A majority of our stores include at least two parts professionals, or parts pros, who have an extensive technical knowledge of automotive replacement parts and other related applications to better serve our Commercial and DIY customers. Many of our stores include bilingual Team Members to better serve our diverse customer base. We offer training to all of our Team Members, including formal classroom workshops, e-learning and certification by the National Institute for Automotive Service Excellence, or ASE. ASE is broadly recognized for training certification in the automotive industry.

Commercial Sales. Our Commercial sales consist of sales to both our walk-in and delivery customers, which represented approximately 35% of our AAP sales in Fiscal 2012. Since 2000, we have aggressively expanded our sales to Commercial customers through our Commercial delivery program. For delivered sales, we utilize our Commercial delivery fleet to deliver product from our store locations to our Commercial customers' place of business, including independent garages, service stations and auto dealers. Our stores are supported by a Commercial sales team who are dedicated to the development of our national, regional and local Commercial customers. Our Commercial sales management is closely aligned with our store management as part of our overall integrated store operation.

Since 2008, we have concentrated a significant amount of our investments on increasing our Commercial sales at a faster rate in light of the favorable market dynamics. We have added key product brands in our stores that are well recognized by our Commercial customers, and have increased the number of parts professionals, delivery trucks and other support services to serve those customers. Most recently, we have added other offerings to our Commercial customers, including online training solutions and MotoLogic,® a fully searchable, diagnostic and repair resource and DriverSide,® an online marketing suite, both of which are available on a subscription basis. We believe these investments and the commitment to consistent delivery times and order accuracy will enable us to gain more Commercial customers as well as increase our sales to existing customers who will use us as their “first call” supplier. At December 29, 2012, 3,266 AAP stores, or 91% of total AAP stores, had Commercial delivery programs.

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

Our 3,576 AAP stores were located in the following states and territories at December 29, 2012:

Location	Number of Stores	Location	Number of Stores	Location	Number of Stores
Alabama	121	Maryland	88	Pennsylvania	186
Arkansas	28	Massachusetts	70	Puerto Rico	25
Colorado	51	Michigan	114	Rhode Island	13
Connecticut	43	Minnesota	16	South Carolina	132
Delaware	11	Mississippi	57	South Dakota	7
Florida	472	Missouri	45	Tennessee	138
Georgia	239	Nebraska	23	Texas	174
Illinois	120	New Hampshire	17	Vermont	8
Indiana	108	New Jersey	77	Virgin Islands	1
Iowa	27	New Mexico	1	Virginia	185
Kansas	25	New York	151	West Virginia	71
Kentucky	102	North Carolina	245	Wisconsin	60
Louisiana	62	Ohio	215	Wyoming	3
Maine	14	Oklahoma	31

The following table sets forth information concerning increases in the total number of our AAP stores during the past five years:

	2012	2011	2010	2009	2008
Beginning Stores	3,460	3,369	3,264	3,243	3,153
New Stores (1)	116	95	110	75	109
Stores Closed	—	(4)	(5)	(54)	(19)
Ending Stores	3,576	3,460	3,369	3,264	3,243

(1)	Does not include stores that opened as relocations of previously existing stores within the same general market area or substantial renovations of stores.

Store Technology. Our store-based information systems are comprised of a proprietary and integrated Point of Sale, electronic parts catalog, or EPC, and store-level inventory management system (collectively "store system"). Information maintained by our store system is used to formulate pricing, marketing and merchandising strategies and to replenish inventory accurately and rapidly. Our fully integrated system enables our store Team Members to assist our customers in their parts selection and ordering based on the year, make, model and engine type of their vehicles. Our store system provides real-time inventory tracking at the store level allowing store Team Members to check the quantity of on-hand inventory for any SKU, adjust stock levels for select items for store specific events, automatically process returns and defective merchandise, designate SKUs for cycle counts and track merchandise transfers. If a hard-to-find part or accessory is not available at one of our stores, the store system can determine whether the part is carried and in-stock through our HUB or PDQ® networks or can be ordered directly from one of our vendors. Available parts and accessories are then ordered electronically from another store, HUB, PDQ® or directly from the vendor with immediate confirmation of price, availability and estimated delivery time.

Our centrally-based EPC data management system enables us to reduce the time needed to (i) exchange data with our vendors and (ii) catalog and deliver updated, accurate parts information. We also support our store operations with additional proprietary systems and customer driven labor scheduling capabilities. All of these systems are tightly integrated and provide real-time, comprehensive information to store personnel, resulting in improved customer service levels, Team Member productivity and in-stock availability. We plan to start rolling out a new and enhanced EPC in Fiscal 2013 which is expected to simplify and improve the customer experience. Among the improvements is a more efficient way to systematically identify add-on sales to ensure our customers have what they need to complete their automotive repair project.

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

In Fiscal 2012, we purchased merchandise from approximately 450 vendors, with no single vendor accounting for more than 9% of purchases. Our purchasing strategy involves negotiating agreements with most of our vendors to purchase merchandise over a specified period of time along with other terms, including pricing, payment terms and volume.

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

During 2012 we opened our Remington, IN distribution center. This distribution center will provide needed capacity to support our growth and product availability initiatives. It incorporates our new warehouse management system, or WMS, and state of the art order processing technology which, in addition to the features below, will allow us to provide daily replenishment to many of the stores served by Remington. Including the Remington facility, we operate nine AAP distribution centers. All of these distribution centers are equipped with a WMS which provides real-time inventory tracking through the processes of receiving, picking, shipping and replenishing inventory at our distribution centers. The WMS, integrated with material handling equipment, reduces warehouse and distribution costs, while improving efficiency. This equipment includes carousels, “pick-to-light” systems, radio frequency technology, voice technology and automated sorting systems. We have ongoing supply chain initiatives to further increase the efficient utilization of our distribution capacity including planning for the roll-out of the advanced technology used at the Remington facility to other facilities in our supply chain network.

Store inventories are replenished from our nine distribution centers. We utilize reputable dedicated carriers to ship product from our distribution centers to our stores. In addition to a store's normal inventory assortment, we currently offer approximately 83,000 SKUs to support all of our retail stores via our 22 stand-alone PDQ® warehouses and/or our nine distribution centers (all of which stock PDQ® items). Stores have visibility, through our EPC system, to inventory in their respective PDQ® warehouses and distribution centers as well as facilities throughout the Company and can place orders to these facilities through an online ordering system. Ordered parts are delivered to substantially all stores on a same-day or next-day basis through our dedicated PDQ® trucking fleet and third-party carriers. Supplementing the inventory on-hand at our stores, our HUB stores stock an additional 32,000 less common SKUs which are available to our stores within the HUB stores' service area on a same-day or next-day basis.

Marketing & Advertising. Our marketing and advertising program is designed to drive brand awareness and store traffic by positioning the Advance Auto Parts brand as the service leader in the aftermarket auto parts category. We strive to exceed our customers' expectations through our free and value-added services, extensive parts assortment and quality merchandise offerings.

The 'Service is our best part®' campaign was developed based on extensive research with our customers and Team Members and has become the Company's promise which has been embraced by each of our 55,000 Team Members. The campaign targets core DIY and Commercial customers and emphasizes our commitment to provide market-leading service to our customers. The campaign is built around a multi-channel marketing communication plan which brings together radio, direct marketing and digital marketing. The plan is supported by in-store and event signage as well as mobile and social media. We also use Spanish-language television, radio and outdoor advertising to reach our Latino customers.

A final and key component of our advertising is our local marketing program highlighted by our title sponsorship of the Advance Auto Parts Monster Jam, a live family-oriented monster truck event tour and television show. We are the title sponsor of the show and as such, the Advance brand is present throughout each host arena and comes alive through the Advance Auto Parts Grinder monster trucks. We are able to capitalize on the sponsorship at a store level through Grinder and other monster truck appearances and through store-based customer events in conjunction with the show. In addition, Advance also sponsors various other grass-roots level events intended to positively impact the individual communities we serve, including Latino and other ethnic communities, and to drive awareness and repeated store visits.

AI Segment

AI's business primarily serves the Commercial market, with an emphasis on parts for imported cars, from its store locations located primarily throughout the Northeastern, Mid-Atlantic and Southeastern regions of the United States. In addition, its North American Sales Division serves warehouse distributors and jobbers throughout North America. We believe AI provides a high level of service to its Commercial customers by providing premium parts, expert customer service and efficient parts delivery. As a result of its extensive sourcing network, AI is able to serve its customers in search of replacement parts for both domestic and imported cars and light trucks with a greater focus on imported parts. The vast majority of AI's product is sold under its own proprietary brand. The AI stores offer approximately 30,000 SKUs through routine replenishment from its supply chain with access to an additional 100,000 to 120,000 SKUs through local sourcing networks.

AI has significantly increased its store count since our acquisition of AI in September 2005. At December 29, 2012, we operated 218 stores under the “Autopart International” trade name in the following states:

Location	Number of Stores	Location	Number of Stores	Location	Number of Stores
Alabama	1	Maryland	12	Ohio	2
Connecticut	17	Massachusetts	31	Pennsylvania	21
Delaware	1	North Carolina	4	Rhode Island	4
DC	1	New Hampshire	8	South Carolina	1
Florida	47	New Jersey	18	Vermont	1
Georgia	4	New York	30	Virginia	11
Maine	4

The following table sets forth information concerning increases in the total number of our AI stores:

	2012	2011	2010	2009	2008
Beginning Stores	202	194	156	125	108
New Stores	21	9	38	32	18
Stores Closed	(5)	(1)	—	(1)	(1)
Ending Stores	218	202	194	156	125

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

Team Members

At February 22, 2013, we employed approximately 31,000 full-time Team Members and approximately 24,000 part-time Team Members. Our workforce consisted of 90% of our Team Members employed in store-level operations, 6% employed in distribution and 4% employed in our corporate offices. We have never experienced any labor disruption. We believe that our Team Member relations are good.

Intellectual Property

We own a number of trade names and own and have federally registered several service marks and trademarks, including “Advance Auto Parts,” “Autopart International,” “DriverSide,” “MotoLogic” and “Service is our best part,” for use in connection with the automotive parts retailing business. In addition, we own and have registered a number of trademarks for our private label brands. We believe that these trade names, service marks and trademarks are important to our merchandising strategy. We do not know of any infringing uses that would materially affect the use of these trade names and marks, and we actively defend and enforce them.

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

Environmental Matters

We are subject to various federal, state and local laws and governmental regulations relating to the operation of our business, including those governing collection, transportation and recycling of automotive lead-acid batteries, used automotive oil and other recyclable items, and ownership and operation of real property. We sell consumer products containing hazardous materials as part of our business. In addition, our customers may bring automotive lead-acid batteries, used automotive oil or other recyclable items onto our properties. We currently provide collection and recycling programs for used lead-acid batteries, used oil and other recyclable items at substantially all of our stores as a service to our customers. Pursuant to agreements with third party vendors, lead-acid batteries, used oil and other recyclable items are collected by our Team Members, deposited onto pallets or into vendor supplied containers and stored by us until collected by the third party vendors for recycling or proper disposal. The terms of our contracts with third party vendors provide that they are in compliance with all applicable laws and regulations. Our third party vendors who arrange for the removal, disposal, treatment or other handling of hazardous or toxic substances may be liable for the costs of removal or remediation at any affected disposal, treatment or other site affected by such substances. Based on our experience, we do not believe that there are any material environmental costs associated with the current business practice of accepting lead-acid batteries, used oil and other recyclable items as these costs are borne by the respective third party vendors.

We own and lease real property. Under various environmental laws and regulations, a current or previous owner or operator of real property may be liable for the cost of removal or remediation of hazardous or toxic substances on, under or in such property. These laws often impose joint and several liability and may be imposed without regard to whether the owner or operator knew of, or was responsible for, the release of such hazardous or toxic substances. Other environmental laws and common law principles also could be used to impose liability for releases of hazardous materials into the environment or work place, and third parties may seek recovery from owners or operators of real properties for personal injury or property damage associated with exposure to released hazardous substances. From time to time, we receive notices from the Environmental Protection Agency and state environmental authorities indicating that there may be contamination on properties we own, lease or operate or may have owned, leased or operated in the past or on adjacent properties for which we may be responsible. Compliance with these laws and regulations and clean up of released hazardous substances have not had a material impact on our operations to date.

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

We may not be able to successfully implement our business strategy, including increasing comparable store sales, enhancing our margins and increasing our return on invested capital, which could adversely affect our business, financial condition, results of operations, cash flows and liquidity.

We have implemented numerous initiatives as part of our business strategy to increase comparable store sales, enhance our margins and increase our return on invested capital in order to increase our earnings and cash flow. If we are unable to implement these initiatives efficiently and effectively, or if these initiatives are unsuccessful, our business, financial condition, results of operations, cash flows and liquidity could be adversely affected.

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

New Store Openings
We have increased our store count significantly in the last ten years from 2,435 stores at the end of Fiscal 2002 to 3,794 stores at December 29, 2012. We intend to continue to increase the number of our stores and expand the markets we serve as part of our growth strategy, primarily by opening new stores. We may also grow our business through strategic acquisitions. We do not know whether the implementation of our growth strategy will be successful. As we open more stores it becomes more critical that we have consistent execution across our entire store chain. The actual number of new stores to be opened and their success will depend on a number of factors, including, among other things:

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

Acquisition Integration

On December 31, 2012, we acquired B.W.P. Distributors, Inc. Strategic acquisitions have been and may continue to be an element of our growth strategy in the future. Acquisitions involve certain risks that could cause our actual growth and profitability to differ from our expectations; examples of such risks include the following:

•	we may not be able to continue to identify suitable acquisition targets or to acquire additional companies at favorable prices or on other favorable terms;

•	our management's attention may be distracted;
•we may fail to retain key personnel from acquired businesses;
•we may assume unanticipated legal liabilities and other problems;

•	we may not be able to successfully integrate the operations of businesses we acquire to realize economic, operational and other benefits; and

•	we may fail or be unable to discover liabilities of businesses that we acquire for which we, as a successor owner or operator, may be liable.

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

We are dependent on our suppliers to supply us with products that comply with safety and quality standards.

If our merchandise offerings do not meet our customers' expectations regarding safety and quality, we could experience lost sales, increased costs and exposure to legal and reputational risk. All of our suppliers must comply with applicable product safety laws, and we are dependent on them to ensure that the products we buy comply with all safety and quality standards. Events that give rise to actual, potential or perceived product safety concerns could expose us to government enforcement action or private litigation and result in costly product recalls and other liabilities. To the extent our suppliers are subject to added government regulation of their product design and/or manufacturing processes, the cost of the merchandise we purchase may rise. In addition, negative customer perceptions regarding the safety or quality of the products we sell could cause our customers to seek alternative sources for their needs, resulting in lost sales. In those circumstances, it may be difficult and costly for us to regain the confidence of our customers.

We depend on the services of many qualified Team Members, whom we may not be able to attract and retain.

Our success depends to a significant extent on the continued services and experience of our Team Members. At February 22, 2013, we employed approximately 55,000 Team Members. We may not be able to retain our current qualified Team Members or attract and retain additional qualified Team Members that may be needed in the future. Our ability to maintain an adequate number of qualified Team Members is highly dependent on an attractive and competitive compensation and benefits package. If we fail or are unable to maintain such a package, our customer service and execution levels could suffer by reason of a declining quality of our workforce, which could adversely affect our business, financial condition, results of operations and cash flows.

The market price of our common stock may be volatile and could expose us to securities class action litigation.

The stock market and the price of our common stock may be subject to wide fluctuations based upon general economic and market conditions. Downturns in the stock market may cause the price of our common stock to decline. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against such companies. If similar litigation were instituted against us, it could result in substantial costs and a diversion of our management's attention and resources, which could have an adverse effect on our business.

Deterioration in global credit markets and changes in our credit ratings and deterioration in general macro-economic conditions, including unemployment, inflation or deflation, consumer debt levels, high fuel and energy costs, and higher tax rates could have a negative impact on our business, financial condition, results of operations and cash flows.

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

Our overall credit rating may be negatively impacted by deteriorating and uncertain credit markets or other factors which may or may not be within our control. The interest rates on our publicly issued debt and revolving credit facility are linked directly to our credit ratings. Accordingly, any negative impact on our credit rating would likely result in higher interest rates and interest expense on any borrowings under our revolving credit facility or from future issuances of public debt and less favorable terms on other operating and financing arrangements. In addition, it could reduce the attractiveness of our vendor payment program, where certain of our vendors finance payment obligations from us with designated third party financial institutions, which could result in increased working capital requirements. An inability to obtain sufficient financing at cost-effective rates could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Impact on our Customers

Deterioration in macro-economic conditions may have a negative impact on our customers' net worth, financial resources and disposable income. While macro-economic conditions have improved since 2008 and 2009, unemployment rates have remained at historically high levels, consumer confidence continues to fluctuate at lower levels and payroll taxes have recently increased for most U.S. workers as a result of the changes in tax legislation effective for 2013. This impact could reduce our customers' willingness or ability to pay for accessories, maintenance or repair of their vehicles, which results in lower sales in our stores. Higher fuel costs may also reduce the overall number of miles driven by our customers resulting in less parts failures and elective maintenance required to be completed.

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

We are sometimes the subject of complaints or litigation from customers, Team Members or other third parties for various actions. From time to time, we are involved in litigation involving claims related to, among other things, breach of contract, tortious conduct, employment law matters, payment of wages, asbestos exposure, real estate and product defects. The damages sought against us in some of these litigation proceedings are substantial. Although we maintain liability insurance for some litigation claims, if one or more of the claims were to greatly exceed our insurance coverage limits or if our insurance policies do not cover a claim, this could have a material adverse affect on our business, financial condition, results of operations and cash flows.

The implementation of healthcare and financial reform legislation as well as pending regulatory rules regarding requirements to disclose efforts to identify the origin of “conflict minerals” in certain portions of our supply chain could increase the cost of doing business, adversely affecting our results of operations. Additionally, we are subject to numerous federal, state and local laws and governmental regulations relating to, among other things, environmental protection, product quality standards, building and zoning requirements, and employment law matters. If we fail to comply with existing or future laws or regulations, we may be subject to governmental or judicial fines or sanctions, while incurring substantial legal fees and costs. In addition, our capital and operating expenses could increase due to remediation measures that may be required if we are found to be noncompliant with any existing or future laws or regulations.

We work hard to maintain the privacy and security of our customer and business information and the functioning of our computer systems, website and other online offerings. In the event of a security breach or other cyber security incident, we could experience certain operational problems or interruptions, incur substantial additional costs, or become subject to legal or regulatory proceedings, any of which could lead to damage to our reputation in the marketplace.

The nature of our business requires us to receive, retain and transmit certain personally identifying information that our customers provide to purchase products or services, register on our websites, or otherwise communicate and interact with us.  While we have taken and continue to undertake significant steps to protect our customer and confidential information and the functioning of our computer systems, website and other online offerings, a compromise of our data security systems or those of businesses we interact with could result in information related to our customers or business being obtained by unauthorized persons or other operational problems or interruptions. We develop and update processes and maintain systems in an effort to try to prevent this from occurring, but the development and maintenance of these processes and systems are costly and requires ongoing monitoring and updating as technologies change, privacy and information security regulations change, and efforts to overcome security measures become more sophisticated.

Consequently, despite our efforts, our security measures have been breached in the past and may be breached in the future due to cyber attack, team member error, malfeasance, fraudulent inducement or other acts; and unauthorized parties have in the past obtained, and may in the future, obtain access to our data or our customers' data. While costs associated with past security breaches have not been significant, any breach or unauthorized access in the future could result in significant legal and financial exposure and damage to our reputation that could potentially have an adverse effect on our business. While we also seek to obtain assurances that third parties we interact with will protect confidential information, there is a risk the confidentiality of data held or accessed by third parties may be compromised. If a compromise of our data security or function of our computer systems or website were to occur, it could have a material adverse effect on our operating results and financial condition and, possibly, subject us to additional legal, regulatory and operating costs and damage our reputation in the marketplace.

Business interruptions may negatively impact our store hours, operability of our computer systems and the availability and cost of merchandise which may adversely impact our sales and profitability.

War or acts of terrorism, hurricanes, tornadoes, earthquakes or other natural disasters, or the threat of any of these calamities or others, may have a negative impact on our ability to obtain merchandise available for sale in our stores, result in certain of our stores being closed for an extended period of time, negatively affect the lives of our customers or Team Members, or otherwise negatively impact our operations. Some of our merchandise is imported from other countries. If imported goods become difficult or impossible to import into the United States, and if we cannot obtain such merchandise from other sources at similar costs, our sales and profit margins may be negatively affected.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The following table sets forth certain information relating to our distribution and other principal facilities:

Facility	Opening Date	Area Served	Size (Sq ft.)(1)	Nature of Occupancy

Main Distribution Centers:
Gastonia, North Carolina	1969	North Carolina, South Carolina	634,472	Owned
Salina, Kansas	1971	West, Midwest	413,500	Owned
Delaware, Ohio	1972	Midwest	480,100	Owned
Lakeland, Florida	1982	South, Offshore	552,796	Owned
Roanoke, Virginia	1988	Mid-Atlantic	433,681	Leased
Gallman, Mississippi	1999	Southwest, Midwest	388,168	Owned
Thomson, Georgia	1999	Southeast	374,400	Owned
Lehigh, Pennsylvania	2005	Northeast	655,991	Owned
Norton, Massachusetts	2006	All AI Stores	317,500	Leased
Remington, Indiana	2012	Midwest	542,064	Owned

Master PDQ® Warehouse:
Andersonville, Tennessee	1998	All	113,300	Leased

PDQ® Warehouses:
Altamonte Springs, Florida	1996	Central and Northeast Florida	10,000	Owned
Jacksonville, Florida	1997	Southeastern Georgia	12,712	Owned
Tampa, Florida	1997	West Central Florida	10,000	Owned
Haileah, Florida	1997	South Florida	12,500	Owned
Youngwood, Pennsylvania	1998	East	48,320	Leased
Mobile, Alabama	1998	Florida Panhandle	10,000	Owned
Riverside, Missouri	1999	West	43,912	Leased
Temple, Texas	1999	Southwest	61,343	Leased
Atlanta, Georgia	1999	Georgia	16,786	Leased
Tallahassee, Florida	1999	Northwest Florida	10,000	Owned
Fort Myers, Florida	1999	Southwest Florida	14,330	Owned
Brooklyn Heights, Ohio	2008	Cleveland, Ohio	22,000	Leased
Chicago, Illinois	2009	Mid-West	42,600	Leased
Rochester, New York	2009	Northeast	40,000	Leased
Leicester, Massachusetts	2009	Northeast	34,200	Leased
Washington, DC	2009	East	33,124	Leased
Houston, Texas	2009	Southwest	36,340	Leased
Denver, Colorado	2009	West	25,400	Leased
West Deptford, New Jersey	2009	East	33,029	Leased
Indianapolis, Indiana	2010	Mid-West	37,850	Leased
Durham, North Carolina	2010	East	41,652	Leased

Corporate/Administrative Offices:
Roanoke, Virginia	2002	All	270,247	Leased
Norton, Massachusetts	2006	AI corporate office	30,000	Leased
Minneapolis, Minnesota	2008	All	51,674	Leased

(1)	Square footage amounts exclude adjacent office space.

At December 29, 2012, we owned 774 of our stores and leased 3,020 stores. The expiration dates, including the exercise of renewal options, of the store leases are summarized as follows:

Years	AAP Stores	AI Stores	Total
2013	23	15	38
2014-2018	281	70	351
2019-2023	601	84	685
2024-2033	732	48	780
2034-2043	1,128	1	1,129
2044-2069	37	—	37
	2,802	218	3,020

Item 3. Legal Proceedings.

We currently and from time to time are involved in litigation incidental to the conduct of our business, including litigation arising from claims of employment discrimination or other types of employment matters as a result of claims by current and former Team Members. Although we diligently defend against these claims, we may enter into discussions regarding settlement of these and other lawsuits, and may enter into settlement agreements, if we believe settlement is in the best interests of the Company and our shareholders. The damages claimed against us in some of these proceedings are substantial. Although the amount of liability that may result from these matters cannot be ascertained, we do not currently believe that, in the aggregate, they will result in liabilities material to our consolidated financial condition, future results of operations or cash flow.

Our Western Auto subsidiary, together with other defendants including automobile manufacturers, automotive parts manufacturers and other retailers, has been named as a defendant in lawsuits alleging injury as a result of exposure to asbestos-containing products. We and some of our other subsidiaries also have been named as defendants in many of these lawsuits. The plaintiffs have alleged that these products were manufactured, distributed and/or sold by the various defendants. These products have primarily included brake parts. Many of the cases pending against us or our subsidiaries are in the early stages of litigation. The damages claimed against the defendants in some of these proceedings are substantial. Additionally, some of the automotive parts manufacturers named as defendants in these lawsuits have declared bankruptcy, which will limit plaintiffs' ability to recover monetary damages from those defendants. Although we diligently defend against these claims, we may enter into discussions regarding settlement of these and other lawsuits, and may enter into settlement agreements, if we believe settlement is in the best interests of the Company and our shareholders. We also believe that many of these claims are at least partially covered by insurance. Based on discovery to date, we do not believe the cases currently pending will have a material adverse effect on us. However, if we were to incur an adverse verdict in one or more of these claims and were ordered to pay damages that were not covered by insurance, these claims could have a material adverse effect on our operating results, financial position and cash flows. Historically, our asbestos claims have been inconsistent in type and number and have been immaterial. As a result, we are unable to estimate a possible range of loss with respect to unasserted asbestos claims that may be filed against the Company in the future. If the number of claims filed against us or any of our subsidiaries alleging injury as a result of exposure to asbestos-containing products increases substantially, the costs associated with concluding these claims, including damages resulting from any adverse verdicts, could have a material adverse effect on our operating results, financial position and cash flows in future periods.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed on the New York Stock Exchange, or NYSE, under the symbol "AAP." The table below sets forth the high and low sale prices per share for our common stock, as reported by the NYSE, for the fiscal periods indicated.

	High	Low
Fiscal Year Ended December 29, 2012
Fourth Quarter	$84.00	$64.36
Third Quarter	$74.39	$66.31
Second Quarter	$93.08	$60.87
First Quarter	$91.60	$68.79

Fiscal Year Ended December 31, 2011
Fourth Quarter	$71.69	$59.25
Third Quarter	$63.59	$49.50
Second Quarter	$72.32	$55.15
First Quarter	$68.85	$60.09

The closing price of our common stock on February 22, 2013 was $79.21. At February 22, 2013, there were 1,864 holders of record of our common stock (which does not include the number of individual beneficial owners whose shares were held on their behalf by brokerage firms in street name).

Our Board of Directors has declared a $0.06 per share quarterly cash dividend since Fiscal 2006. Any payments of dividends in the future will be at the discretion of our Board of Directors and will depend upon our results of operations, cash flows, capital requirements and other factors deemed relevant by our Board of Directors.

The following table sets forth information with respect to repurchases of our common stock for the fourth quarter ended December 29, 2012 (amounts in thousands, except per share amounts);

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs (2)
October 7, 2012 to November 3, 2012	—	$—	—	$492,385
November 4, 2012 to December 1, 2012	25	76.59	—	492,385
December 2, 2012 to December 29, 2012	—	—	—	492,385

Total	25	$76.59	—	$492,385

(1)
We repurchased 24,830 shares of our common stock at an aggregate cost of $1.9 million, or an average purchase price of $76.59 per share, in connection with the net settlement of shares issued as a result of the vesting of restricted stock during the fourth quarter ended December 29, 2012. We did not repurchase any shares under our $500.0 million stock repurchase program during our fourth quarter ended December 29, 2012.

(2)	Our stock repurchase program authorizing the repurchase of up to $500.0 million in common stock was authorized by our Board of Directors and publicly announced on May 14, 2012.

Stock Price Performance

The following graph shows a comparison of the cumulative total return on our common stock, the Standard & Poor's 500 Index and the Standard & Poor's Retail Index. The graph assumes that the value of an investment in our common stock and in each such index was $100 on December 29, 2007, and that any dividends have been reinvested. The comparison in the graph below is based solely on historical data and is not intended to forecast the possible future performance of our common stock.

COMPARISON OF CUMULATIVE TOTAL RETURN AMONG
ADVANCE AUTO PARTS, INC., S&P 500 INDEX
AND S&P RETAIL INDEX

$250.00
$200.00
$150.00
$100.00
$50.00
$0.00
12/29/07
01/03/09
01/02/10
01/01/11
12/31/11
12/29/12
Advance Auto Parts
S&P 500 Index
S&P Retail Index

Company/Index	December 29, 2007	January 3, 2009	January 2, 2010	January 1, 2011	December 31, 2011	December 29, 2012
Advance Auto Parts	$100.00	$90.04	$107.41	$176.30	$186.26	$191.92
S&P 500 Index	100.00	63.02	75.42	85.06	85.06	94.86
S&P Retail Index	100.00	70.96	100.25	123.96	127.58	155.94

Item 6.    Selected Consolidated Financial Data.

The following table sets forth our selected historical consolidated statement of operations, balance sheet, cash flows and other operating data. Included in this table are key metrics and operating results used to measure our financial progress. The selected historical consolidated financial and other data (excluding the Selected Store Data and Performance Measures) at December 29, 2012 and December 31, 2011 and for the three years ended December 29, 2012 have been derived from our audited consolidated financial statements and the related notes included elsewhere in this report. The historical consolidated financial and other data at January 1, 2011, January 2, 2010 and January 3, 2009 and for the years ended January 2, 2010 and January 3, 2009 have been derived from our audited consolidated financial statements and the related notes that have not been included in this report. You should read this data along with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and our consolidated financial statements and the related notes included elsewhere in this report.

	Fiscal Year (1)
	2012	2011	2010	2009	2008
	(in thousands, except per share data, store data and ratios)

Statement of Operations Data:
Net Sales	$6,205,003	$6,170,462	$5,925,203	$5,412,623	$5,142,255
Cost of sales (2)	3,106,967	3,101,172	2,963,888	2,768,397	2,743,131
Gross Profit	3,098,036	3,069,290	2,961,315	2,644,226	2,399,124
Selling, general and administrative expenses	2,440,721	2,404,648	2,376,382	2,189,841	1,984,197
Operating income	657,315	664,642	584,933	454,385	414,927
Interest expense	(33,841)	(30,949)	(26,861)	(23,337)	(33,729)
Other income (expense), net	600	(457)	(1,017)	607	(506)
Income before provision for income taxes	624,074	633,236	557,055	431,655	380,692
Income tax expense	236,404	238,554	211,002	161,282	142,654
Net income	$387,670	$394,682	$346,053	$270,373	$238,038

Per Share Data:
Net income per basic share	$5.29	$5.21	$4.00	$2.85	$2.51
Net income per diluted share	5.22	5.11	3.95	2.83	2.49
Cash dividends declared per basic share	0.24	0.24	0.24	0.24	0.24
Weighted average basic shares outstanding	73,091	75,620	86,082	94,459	94,655
Weighted average diluted shares outstanding	74,062	77,071	87,155	95,113	95,205

Cash flows provided by (used in):
Operating activities	$685,281	$828,849	$666,159	$699,690	$478,739
Investing activities	(272,978)	(289,974)	(199,350)	(185,539)	(181,609)
Financing activities	127,907	(540,183)	(507,618)	(451,491)	(274,426)

Balance Sheet and Other Financial Data:
Cash and cash equivalents	$598,111	$57,901	$59,209	$100,018	$37,358
Inventory	2,308,609	2,043,158	1,863,870	1,631,867	1,623,088
Inventory turnover (3)	1.43	1.59	1.70	1.70	1.74
Inventory per store (4)	609	558	523	477	482
Accounts payable to Inventory ratio (5)	87.9%	80.9%	71.0%	61.2%	57.2%
Net working capital (6)	$624,562	$105,945	$276,222	$421,591	$442,632
Capital expenditures	271,182	268,129	199,585	192,934	184,986
Total assets	4,613,814	3,655,754	3,354,217	3,072,963	2,964,065
Total debt	605,088	415,984	301,824	204,271	456,164
Total net debt (7)	6,977	358,083	252,171	113,781	439,394
Total stockholders' equity	1,210,694	847,914	1,039,374	1,282,365	1,075,166

	Fiscal Year (1)
	2012	2011	2010	2009	2008
	(in thousands, except per share data, store data and ratios)

Selected Store Data and Performance Measures:
Comparable store sales growth (8)	(0.8)%	2.2%	8.0%	5.3%	1.5%
Number of stores at beginning of year	3,662	3,563	3,420	3,368	3,261
New stores	137	104	148	107	127
Closed stores	(5)	(5)	(5)	(55)	(20)
Number of stores, end of period	3,794	3,662	3,563	3,420	3,368
Stores with commercial delivery program, end of period	3,484	3,326	3,212	3,024	2,880
Total commercial sales, as a percentage of total sales (in 000s)	38.1%	37.0%	34.2%	32.0%	29.5%
Average net sales per store (in 000s) (9)	$1,664	$1,708	$1,697	$1,595	$1,551
Operating income per store (in 000s) (10)	176	184	168	134	125
Gross margin return on inventory (11)	9.3	6.6	5.1	4.0	3.5
Total store square footage, end of period (in 000s)	27,806	26,663	25,950	24,973	24,711

(1)	Our fiscal year consists of 52 or 53 weeks ending on the Saturday nearest to December 31st. All fiscal years presented are 52 weeks, with the exception of Fiscal 2008 which consisted of 53 weeks.

(2)	Cost of sales includes a non-cash inventory adjustment of $37,500 recorded in Fiscal 2008 due to a change in our inventory management approach for slow moving inventory.

(3)	Inventory turnover is calculated as cost of sales divided by the average of beginning and ending inventories.

(4)	Inventory per store is calculated as ending inventory divided by ending store count.

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

(11)
Gross margin return on inventory is calculated as gross profit divided by an average of beginning and ending inventory, net of accounts payable and financed vendor accounts payable. Excluding the gross profit impact of the 53rd week of Fiscal 2008 of approximately $44,000 and a $37,500 non-cash inventory adjustment, gross margin return on inventory in Fiscal 2008 was 3.4.

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

Our fiscal year ends on the Saturday nearest December 31st of each year, which results in an extra week every several years (the next 53 week fiscal year is 2014). Our first quarter consists of 16 weeks, and the other three quarters consist of 12 weeks.

Introduction

We are a leading specialty retailer of automotive aftermarket parts, accessories, batteries and maintenance items primarily operating within the United States. Our stores carry an extensive product line for cars, vans, sport utility vehicles and light trucks. We serve both DIY and Commercial customers. Our Commercial customers consist primarily of delivery customers for whom we deliver product from our store locations to our Commercial customers' places of business, including independent garages, service stations and auto dealers. At December 29, 2012, we operated 3,794 stores throughout 39 states, Puerto Rico and the Virgin Islands.

We operate in two reportable segments: Advance Auto Parts, or AAP, and Autopart International, or AI. The AAP segment is comprised of our store operations within the Northeastern, Mid-Atlantic, Southeastern and Midwestern (inclusive of South Central) regions of the United States, Puerto Rico and the Virgin Islands. These stores operate under the trade name “Advance Auto Parts” except for certain stores in the state of Florida, which operate under the “Advance Discount Auto Parts” trade name. At December 29, 2012, we operated 3,576 stores in the AAP segment. Our AAP stores offer a broad selection of brand name and proprietary automotive replacement parts, accessories and maintenance items for domestic and imported cars and light trucks. Through our integrated operating approach, we serve our DIY and Commercial customers from our store locations and online at www.AdvanceAutoParts.com. Our online website allows our DIY customers to pick up merchandise at a conveniently located store or have their purchases shipped directly to their home or business. Our Commercial customers can conveniently place their orders online.

At December 29, 2012, we operated 218 stores in the AI segment under the “Autopart International” trade name. AI's business serves the Commercial market from its store locations primarily in the Northeastern, Mid-Atlantic and Southeastern regions of the United States.

Management Overview

We generated earnings per diluted share, or diluted EPS, of $5.22 during Fiscal 2012 compared to $5.11 for Fiscal 2011. The increase in our diluted EPS was driven by a lower average share count during Fiscal 2012, partially offset by a decrease in operating income. Throughout most of Fiscal 2012, our sales remained constrained, particularly in our colder weather markets, driven by the unseasonably warmer temperatures which has decreased the demand for failure and maintenance parts. The uncertainty in the U.S. economy also impacted our sales consistent with many other retailers, including our peer companies in the automotive aftermarket industry, as consumers faced high unemployment, fluctuating gas prices and low consumer confidence. In response to the difficult sales environment, we focused on providing better service to our Commercial customers and improving weekend staffing to better serve our DIY customers. Despite our lower performance in Fiscal 2012, we remain encouraged by (i) the long-term dynamics of the automotive aftermarket industry, (ii) initiatives that are underway in support of our strategies and (iii) our growth potential in the more fragmented and faster growing Commercial market.

While our operating income in Fiscal 2012 declined from the comparable period of last year, we generated a significant amount of operating cash flow to enable us to invest in capital projects and initiatives to support our strategies. As discussed later in the "Business and Industry Update," we remain committed to investing in our two key strategies – Superior Availability and Service Leadership.

Fiscal 2012 Highlights

A high-level summary of our financial results and other highlights from our Fiscal 2012 include:

Financial

•
Total sales during Fiscal 2012 increased 0.6% to $6,205.0 million as compared to Fiscal 2011, primarily driven by the addition of 132 net new stores partially offset by a 0.8% decrease in comparable store sales.

•
Our operating income for Fiscal 2012 was $657.3 million, a decrease of $7.3 million from the comparable period in Fiscal 2011. As a percentage of total sales, operating income was 10.6%, a decrease of 18 basis points, due to the deleverage of our SG&A rate partially offset by a slightly higher gross profit rate.

•
Our inventory balance as of December 29, 2012 increased $265.5 million, or 13.0%, over the prior year driven primarily by our inventory availability initiatives, including store upgrades, the opening of our new distribution center, continued expansion of our HUB network and new store growth.

•
We generated operating cash flow of $685.3 million during Fiscal 2012, a decrease of 17.3% compared to Fiscal 2011, with the largest portion of the decrease consisting of an increase in accounts receivable resulting from the in-sourcing of our Commercial credit program.

Other

•	In January 2012 we issued $300 million of senior unsecured notes, due in 2022, with an interest rate of 4.50%.

•	We opened our tenth distribution center in Remington, IN which will provide needed warehouse capacity and upgraded supply chain technology.

•	We in-sourced our Commercial credit function and rolled out our MotoLogic® diagnostic and repair resource to support the continued investment in our Commercial business.

Subsequent to Fiscal 2012, we completed the acquisition of B.W.P. Distributors, Inc., a leading Commercial provider in the Northeast.

Refer to the "Results of Operations" and "Liquidity" sections for further details of our income statement and cash flow results, respectively.

Business Update

Our two key strategies, Superior Availability and Service Leadership, remained unchanged in Fiscal 2012 and continue to serve as the foundation for all of the initiatives we undertake. Superior Availability is focused on consistently improving product availability and maximizing the speed, reliability and efficiency of our local market availability. Service Leadership relies on Superior Availability and a more consistent execution of serving our DIY and Commercial customers' needs whether in our stores or online. Through these two key strategies, we believe we can continue to build on the initiatives discussed below and produce favorable financial results over the long term. Sales to Commercial customers remain the biggest opportunity for us to increase our overall market share in the automotive aftermarket industry. Our Commercial sales, as a percentage of total sales, increased to 38% in Fiscal 2012 compared to 37% in Fiscal 2011.

We believe our current initiatives are key for our long-term sales growth and improvement in our gross profit rate. Combined with our focus on balancing support and discretionary expenses with the additional cost of investments in our key strategies, we are committed to achieving our longer-term growth and profitability goals. As we enter Fiscal 2013, the key initiatives under our strategies include:

•	Growing our Commercial business through improved delivery speed and reliability, increased customer retention and increased volume with national and regional accounts;

•	Improving localized parts availability through the continued increase in number of HUBs, strengthened focus on key store availability and leveraging the advancement of our supply chain infrastructure;

•	Accelerating our new store growth rate; and

•	Continuing our focus on store execution through more effective scheduling, product on-hand accuracy, sales training and customer engagement.

Acquisition

On December 31, 2012, we acquired B.W.P. Distributors, Inc. ("BWP"), a privately held company that supplies, markets and distributes automotive aftermarket parts and products principally to Commercial customers. BWP operates or supplies 216 locations in the Northeastern United States. We believe this acquisition will enable us to continue our expansion in the competitive Northeast, which is a strategic growth area for us due to the large population and overall size of the market, and to gain valuable information to apply to our existing operations as a result of BWP's expertise in Commercial. As a result of this transaction, we will operate 124 BWP company-owned stores and two distribution centers. We will begin integrating the BWP locations in Fiscal 2013.

Automotive Aftermarket Industry

Operating within the automotive aftermarket industry, we are influenced by a number of general macroeconomic factors similar to those affecting the overall retail industry. These factors include, but are not limited to, fuel costs, unemployment rates, consumer confidence and competition. The ongoing uncertainty in the macroeconomic environment continues to impact us and the retail industry in general. While we believe that the current macroeconomic environment continues to constrain consumer spending, we remain confident that the long-term dynamics of the automotive aftermarket industry are positive. Furthermore, we continue to believe we are well positioned to serve our customers by meeting their needs in a challenging macroeconomic environment.
We believe that two key drivers of demand within the automotive aftermarket are (i) the number of miles driven in the U.S. and (ii) the number and average age of vehicles on the road.
Miles Driven
We believe that the number of total miles driven in the U.S. heavily influences the demand for the repair and maintenance of vehicles. As the number of miles driven increases, consumers' vehicles are more likely to need repair and maintenance, resulting in an increase in the need for automotive parts and maintenance items. Historically, the long-term trend in miles driven in the U.S. has steadily increased; however, according to the Department of Transportation, total miles driven in the U.S. remained relatively flat from 2007 to 2011 as the U.S. experienced difficult macroeconomic conditions. Historically, rapid increases in fuel prices have also negatively impacted total miles driven as consumers react to the increased expense by reducing travel. Average gasoline prices increased approximately 25% during this same time frame. While gas prices remain somewhat volatile and are not predicted to return to pre-recessionary levels, gas prices were relatively flat when comparing the average price of gas in 2012 to 2011 and the number of miles driven in 2012 increased approximately 0.6% as measured through October. We believe that as the U.S. economy continues to recover, and gasoline prices stabilize further, annual miles driven will return to historical growth rates and continue to drive demand in the automotive aftermarket industry.
Number of Registered Vehicles and Increase in Average Vehicle Age
We believe that the total number of vehicles (excluding medium and heavy duty trucks) on the road and the average age of vehicles on the road also heavily influence the demand for products sold within the automotive aftermarket industry. There were 241 million vehicles on the road in 2011 which is 15% higher than in 2001. While recent industry data reported by the Automotive Aftermarket Industry Association (“AAIA”) indicates that the growth in number of vehicles on the road has decelerated and new vehicle registrations are increasing, the average age of vehicle continues to increase. The average age of vehicles has gradually increased over the last five years from 10.3 years in 2008 to 11.3 years in 2012. We believe that the average age of vehicles continues to increase due to relatively constant scrappage rates, a rate of new car sales well under the 10-year trend and an increase in overall quality of vehicles. As the average age of a vehicle increases, a larger percentage of the miles driven are outside of the manufacturer warranty period. These out-of-warranty, older vehicles generate a stronger demand for automotive aftermarket products due to routine maintenance cycles and more frequent mechanical failures. We believe that consumers will continue to keep their vehicles even longer as the economy slowly recovers contributing to the trend of an aging vehicle population.

Store Development by Segment

The following table sets forth the total number of new, closed and relocated stores and stores with Commercial delivery programs during Fiscal 2012, 2011 and 2010 by segment. We lease 78% of our AAP stores. We lease 100% of our AI stores. All of our AI stores have Commercial delivery programs.

AAP
	Fiscal Year
	2012	2011	2010
Number of stores, beginning of year	3,460	3,369	3,264
New stores	116	95	110
Closed stores	—	(4)	(5)
Number of stores, end of year	3,576	3,460	3,369
Relocated stores	12	7	9
Stores with commercial delivery programs	3,266	3,124	3,018

AI
	Fiscal Year
	2012	2011	2010
Number of stores, beginning of year	202	194	156
New stores	21	9	38
Closed stores	(5)	(1)	—
Number of stores, end of year	218	202	194
Relocated stores	7	3	3
Stores with commercial delivery programs	218	202	194

During Fiscal 2013, we anticipate opening 155 to 165 AAP stores and 10 to 15 AI stores (excludes 124 BWP stores acquired on December 31, 2012).

Components of Statement of Operations

Net Sales

Net sales consist primarily of merchandise sales from our retail store locations to both our DIY and Commercial customers and sales from our e-commerce website. Our total sales growth is comprised of both comparable store sales and new store sales. We calculate comparable store sales based on the change in store sales starting once a store has been open for 13 complete accounting periods (approximately one year) and by including e-commerce sales. We include sales from relocated stores in comparable store sales from the original date of opening.

Cost of Sales

Our cost of sales consists of merchandise costs, net of incentives under vendor programs; inventory shrinkage, defective merchandise and warranty costs; and warehouse and distribution expenses. Gross profit as a percentage of net sales may be affected by (i) variations in our product mix, (ii) price changes in response to competitive factors and fluctuations in merchandise costs, (iii) vendor programs, (iv) inventory shrinkage, (v) defective merchandise and warranty costs and (vi) warehouse and distribution costs. We seek to minimize fluctuations in merchandise costs and instability of supply by entering into long-term purchasing agreements, without minimum purchase volume commitments, when we believe it is advantageous. Our gross profit may not be comparable to those of our competitors due to differences in industry practice regarding the classification of certain costs. See Note 2 to our consolidated financial statements elsewhere in this report for additional discussion of these costs.

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

Consolidated Results of Operations

The following table sets forth certain of our operating data expressed as a percentage of net sales for the periods indicated.

	Fiscal Year Ended
	December 29, 2012	December 31, 2011	January 1, 2011
Net sales	100.0%	100.0%	100.0%
Cost of sales, including purchasing and warehousing costs	50.1	50.3	50.0
Gross profit	49.9	49.7	50.0
Selling, general and administrative expenses	39.3	39.0	40.1
Operating income	10.6	10.8	9.9
Interest expense	(0.5)	(0.5)	(0.5)
Other, net	0.0	0.0	0.0
Provision for income taxes	3.8	3.9	3.6
Net income	6.2%	6.4%	5.8%

Fiscal 2012 Compared to Fiscal 2011

Net Sales

Net sales for Fiscal 2012 were $6,205.0 million, an increase of $34.5 million, or 0.6%, over net sales for Fiscal 2011. This growth was primarily due to sales from AAP and AI stores added within the last year partially offset by a decrease in comparable store sales.

AAP segment sales were $5,914.9 million, an increase of $30.0 million, or 0.5%, over Fiscal 2011. This growth was primarily a result of sales from the net addition of 116 new stores over the past year partially offset by a comparable store sales decrease of 0.9%. The comparable store sales decrease was driven by a decrease in transaction count partially offset by an increase in transaction value despite more promotional activity in response to lower customer demand. The increase in transaction value is primarily due to (i) the gradual increase in cost and complexity of automotive parts and commodity prices and (ii) and the positive impact from a higher mix of Commercial sales. AI segment sales were $306.1 million, an increase of $5.1 million, or 1.7%, over Fiscal 2011.

	2012			2011
	AAP	AI	Total	AAP	AI	Total
Comparable Store Sales %	(0.9)%	0.8%	(0.8)%	1.9%	8.6%	2.2%
Net Stores Added	116	16	132	91	8	99

Gross Profit

Gross profit for Fiscal 2012 was $3,098.0 million, or 49.9% of net sales, as compared to $3,069.3 million, or 49.7% of net sales, in Fiscal 2011, an increase of 19 basis points. The increase in gross profit as a percentage of net sales was primarily due to improved shrink and reduced product acquisition costs partially offset by increased promotional activity.

SG&A Expenses

SG&A expenses for Fiscal 2012 were $2,440.7 million, or 39.3% of net sales, as compared to $2,404.6 million, or 39.0% of net sales, for Fiscal 2011, an increase of 36 basis points. This increase as a percentage of net sales was primarily due to expense deleverage as a result of the Company's lower sales volume and increased new store openings in the second half of Fiscal 2012, partially offset by lower incentive compensation.

Operating Income

Operating income for Fiscal 2012 was $657.3 million, representing 10.6% of net sales, as compared to $664.6 million, or 10.8% of net sales, for Fiscal 2011, a decrease of 18 basis points. This decrease was due to a higher SG&A rate partially offset by a slightly higher gross profit rate.

AAP generated operating income of $648.5 million, or 11.0% of net sales, for Fiscal 2012 as compared to $653.1 million, or 11.1% of net sales, for Fiscal 2011. AI generated operating income for Fiscal 2012 of $8.8 million as compared to $11.5 million for Fiscal 2011. The decrease in AI's operating income was primarily due to increased promotional activity and increased percentage of newer stores outside of the Northeastern market which operate at a lower gross profit rate, partially offset by lower incentive compensation.

Interest Expense

Interest expense for Fiscal 2012 was $33.8 million, or 0.5% of net sales, as compared to $30.9 million, or 0.5% of net sales, in Fiscal 2011. The increase in interest expense is primarily a result of the higher average borrowings outstanding during Fiscal 2012 compared to Fiscal 2011.

Income Taxes

Income tax expense for Fiscal 2012 was $236.4 million, as compared to $238.6 million for Fiscal 2011. Our effective income tax rate was 37.9% and 37.7% for Fiscal 2012 and Fiscal 2011, respectively.

Net Income

Net income was $387.7 million, or $5.22 per diluted share, for Fiscal 2012 as compared to $394.7 million, or $5.11 per diluted share, for Fiscal 2011. As a percentage of net sales, net income for Fiscal 2012 was 6.2%, as compared to 6.4% for Fiscal 2011. The increase in diluted EPS was driven primarily by a lower average share count outstanding during Fiscal 2012 partially offset by a slight decrease in net income.

Fiscal 2011 Compared to Fiscal 2010

Net Sales

Net sales for Fiscal 2011 were $6,170.5 million, an increase of $245.3 million, or 4.1%, over net sales for Fiscal 2010. This growth was primarily due to an increase in comparable store sales and sales from AAP and AI stores added within the last year.

AAP produced sales of $5,884.9 million, an increase of $193.8 million, or 3.4%, over Fiscal 2010. The AAP comparable store sales increase of 1.9% was driven by an increase in average sales per customer. AI produced sales of $301.1 million, an increase of $51.6 million, or 20.7%, over Fiscal 2010.

	2011			2010
	AAP	AI	Total	AAP	AI	Total
Comparable Store Sales %	1.9%	8.6%	2.2%	8.1%	7.0%	8.0%
Net Stores Added	91	8	99	105	38	143

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

SG&A Expenses

SG&A expenses for Fiscal 2011 were $2,404.6 million, or 39.0% of net sales, as compared to $2,376.4 million, or 40.1% of net sales, for Fiscal 2010, a decrease of 114 basis points. This decrease as a percentage of net sales was primarily due to reduced incentive compensation as a result of lower comparable store sales growth compared to the prior year, store labor leverage resulting from productivity improvements driven by our new variable customer driven labor model, occupancy cost leverage and a decrease in administrative expenses partially offset by increased strategic investments and advertising. These investments included spending in the e-commerce and Commercial areas of our business in support of our Superior Availability and Service Leadership strategies.

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

Net Income

Net income was $394.7 million, or $5.11 per diluted share, for Fiscal 2011 as compared to $346.1 million, or $3.95 per diluted share, for Fiscal 2010. As a percentage of net sales, net income for Fiscal 2011 was 6.4%, as compared to 5.8% for Fiscal 2010. The increase in diluted EPS was primarily driven by an increase in net income and our repurchase of $9.9 million shares of our common stock in Fiscal 2011.

Quarterly Consolidated Financial Results (in thousands, except per share data)

	16-Weeks Ended 4/23/2011	12-Weeks Ended 7/16/2011	12-Weeks Ended 10/8/2011	12-Weeks Ended 12/31/2011	16-Weeks Ended 4/21/2012	12-Weeks Ended 7/14/2012	12-Weeks Ended 10/6/2012	12-Weeks Ended 12/29/2012
Net Sales	$1,898,063	$1,479,839	$1,464,988	$1,327,572	$1,957,292	$1,460,983	$1,457,527	$1,329,201
Gross profit	958,201	735,848	724,503	650,738	980,673	728,858	725,350	663,155
Net income	109,583	113,107	105,553	66,439	133,506	99,606	89,503	65,055

Net income per share:
Basic	$1.37	$1.48	$1.43	$0.92	$1.83	$1.36	$1.22	$0.89
Diluted	$1.35	$1.46	$1.41	$0.90	$1.79	$1.34	$1.21	$0.88

Liquidity and Capital Resources

Overview

Our primary cash requirements to maintain our current operations include payroll and benefits, the purchase of inventory, contractual obligations, capital expenditures and the payment of income taxes. In addition, we have used available funds for acquisitions, to repay borrowings under our revolving credit facility, to periodically repurchase shares of our common stock under our stock repurchase programs and for the payment of quarterly cash dividends. We have funded these requirements primarily through cash generated from operations, supplemented by borrowings under our credit facilities and notes offering as needed. We believe funds generated from our expected results of operations, available cash and cash equivalents, and available borrowings under our revolving credit facility will be sufficient to fund our primary obligations for the next fiscal year.

At December 29, 2012, our cash and cash equivalents balance was $598.1 million, an increase of $540.2 million compared to December 31, 2011 (the end of Fiscal 2011). This increase in cash was primarily a result of cash generated from operations and the issuance of senior unsecured notes partially offset by investments in property and equipment and net payments on our credit facilities. Additional discussion of our cash flow results, including the comparison of Fiscal 2012 activity to Fiscal 2011, is set forth in the Analysis of Cash Flows section.

At December 29, 2012, our outstanding indebtedness was $605.1 million, or $189.1 million higher when compared to December 31, 2011, and consisted of borrowings of $598.9 million under our senior unsecured notes and $6.2 million outstanding on economic development notes. Additionally, we had $78.8 million in letters of credit outstanding, which reduced the total availability under our revolving credit facility to $671.2 million.

Subsequent to year end, we used $188.2 million of cash on hand to fund the purchase price and related expenses for our acquisition of BWP as discussed earlier in this Management's Discussion and Analysis and more fully in Note 22 to our consolidated financial statements.

Capital Expenditures

Our primary capital requirements have been the funding of our continued new store openings, maintenance of existing stores, the construction and upgrading of distribution centers, and the development of both proprietary and purchased information systems. While we lease the vast majority of our store locations, we develop and own a small percentage of new store locations depending on market conditions. Our capital expenditures were $271.2 million in Fiscal 2012, an increase of $3.1 million over Fiscal 2011.

Our future capital requirements will depend in large part on the number of and timing for new stores we open within a given year and the investments we make in our existing stores, information technology and our supply chain network. In Fiscal 2013, we anticipate that our capital expenditures will be approximately $275.0 million to $300.0 million. These investments will be primarily driven by new store development (leased and owned locations), investments in our existing stores and investments under our Superior Availability and Service Leadership strategies, including continued investments in our supply chain network and new systems. We anticipate opening 155 to 165 AAP stores and 10 to 15 AI stores during Fiscal 2013 (excluding the 124 BWP stores acquired on December 31, 2012).

Stock Repurchase Program

Our stock repurchase program allows us to repurchase our common stock on the open market or in privately negotiated transactions from time to time in accordance with the requirements of the SEC.

During Fiscal 2012, we repurchased 0.3 million shares of our common stock at an aggregate cost of $19.6 million, or an average price of $76.18 per share. At December 29, 2012, we had $492.4 million remaining under our $500 million stock repurchase program authorized by our Board of Directors on May 14, 2012. Additionally, during Fiscal 2012, we repurchased 0.1 million shares of our common stock at an aggregate cost of $7.5 million, or an average price of $82.42 per share, in connection with the net settlement of shares issued as a result of the vesting of restricted stock.

Dividend

Since Fiscal 2006, our Board of Directors has declared quarterly dividends of $0.06 per share to stockholders of record. On February 5, 2013, our Board of Directors declared a quarterly dividend of $0.06 per share to be paid on April 5, 2013 to all common stockholders of record as of March 22, 2013.

Commercial Credit Program

During Fiscal 2012, we transitioned our commercial credit program from using a third party financial institution to settle credit transactions with our Commercial customers to processing those transactions internally. Benefits we expect to realize include a higher level of service with our Commercial customers and having a capability in place to increase the amount of Commercial sales on credit while realizing cost savings over the long-term.

Our concentration of credit risk with respect to trade receivables is limited because our customer base consists of a large number of customers with relatively small balances, which allows the credit risk to be spread across a broad base. We also mitigate our exposure to credit risk through a credit approval process including credit checks, pre-determined credit limits and accounts receivable and credit monitoring procedures.

Analysis of Cash Flows

A summary and analysis of our cash flows for Fiscal 2012, 2011 and 2010 is reflected in the table and following discussion.

	Fiscal Year
	2012	2011	2010
	(in millions)
Cash flows from operating activities	$685.3	$828.8	$666.2
Cash flows from investing activities	(273.0)	(290.0)	(199.4)
Cash flows from financing activities	127.9	(540.2)	(507.6)
Net increase (decrease) in cash and
cash equivalents	$540.2	$(1.3)	$(40.8)

Operating Activities

For Fiscal 2012, net cash provided by operating activities decreased $143.6 million to $685.3 million. This net decrease in operating cash flow was primarily due to:

•	a $74.1 million decrease in cash flows from receivables primarily related to the transition of our in-house commercial credit program;

•
a $65.1 million decrease in cash flows from inventory, net of accounts payable, due to a 13% increase in inventory over the prior year driven by our inventory availability initiatives, including store upgrades to a greater coverage of parts, the opening of our new distribution center, continued expansion of our HUB network and new store growth, coupled with a smaller increase in our accounts payable ratio versus the prior year;

•	a $26.1 million decrease in provision for deferred income taxes due to the lapse of certain corporate tax legislation;

•	a $14.9 million decrease in cash flow from other assets primarily related to timing of refundable income taxes and other working capital;

•	a $13.4 million decrease in cash flow from the excess tax benefit from share-based compensation; and

•	a $7.0 million decrease in net income.

Partially offsetting the decrease in operating cash flow was:

•	a $56.8 million increase in cash flows provided by an increase in accrued expenses related to timing of the payment of certain expenses.

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

Investing Activities

For Fiscal 2012, net cash used in investing activities decreased by $17.0 million to $273.0 million. The decrease in cash used was primarily driven by the decrease in cash used for business acquisitions.

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

Financing Activities

For Fiscal 2012, net cash provided by financing activities increased by $668.1 million to $127.9 million. This increase was primarily a result of:

•	a $604.0 million decrease in cash used for the repurchase of common stock under our stock repurchase program; and

•	$299.9 million provided by the issuance of senior unsecured notes.

Partially offsetting these increases was a $230.0 million decrease in net borrowings on credit facilities.

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

Long-Term Debt

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

As of December 29, 2012, we had no borrowings outstanding under our revolving credit facility, and had letters of credit outstanding of $78.8 million, which reduced the availability under the revolving credit facility to $671.2 million. The letters of credit generally have a term of one year or less and primarily serve as collateral for our self-insurance policies.

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

Our revolving credit facility contains covenants restricting our ability to, among other things:  (1) permit the subsidiaries of Advance Stores to create, incur or assume additional debt; (2) incur liens or engage in sale-leaseback transactions; (3) make loans and investments (including acquisitions); (4) guarantee obligations; (5) engage in certain mergers and liquidations; (6) change the nature of our business and the business conducted by our subsidiaries; (7) enter into certain hedging transactions; and (8) change our status as a holding company. We are also required to comply with financial covenants with respect to a maximum leverage ratio and a minimum consolidated coverage ratio. We were in compliance with our covenants in place at December 29, 2012 and December 31, 2011, respectively. Our revolving credit facility also provides for customary events of default, covenant defaults and cross-defaults to other material indebtedness.

Senior Unsecured Notes

Our 5.75% senior unsecured notes were issued in April 2010 at 99.587% of the principal amount of $300 million and are due May 1, 2020 (the "2020 Notes"). The 2020 Notes bear interest at a rate of 5.75% per year payable semi-annually in arrears on May 1 and November 1 of each year. Our 4.50% senior unsecured notes were issued in January 2012 at 99.968% of the principal amount of $300 million and are due January 15, 2022 (the "2022 Notes" or collectively with 2020 Notes, "the Notes"). The 2022 Notes bear interest at a rate of 4.50% per year payable semi-annually in arrears on January 15 and July 15 of each year. We served as the issuer of the Notes with certain of our domestic subsidiaries currently serving as subsidiary guarantors. The terms of the Notes are governed by an indenture and supplemental indentures (collectively the “Indenture”) among us, the subsidiary guarantors and Wells Fargo Bank, National Association, as Trustee.

We may redeem some or all of the Notes at any time or from time to time, at the redemption price described in the Indenture. In addition, in the event of a Change of Control Triggering Event (as defined in each of the Indentures for the Notes), we will be required to offer to repurchase the Notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest to the repurchase date. The Notes are currently fully and unconditionally guaranteed, jointly and severally, on an unsubordinated and unsecured basis by each of the subsidiary guarantors. We will be permitted to release guarantees without the consent of holders of the Notes under the circumstances described in the Indenture: (i) upon the release of the guarantee of our other debt that resulted in the affected subsidiary becoming a guarantor of this debt; (ii) upon the sale or other disposition of all or substantially all of the stock or assets of the subsidiary guarantor; or (iii) upon our exercise of its legal or covenant defeasance option.

As of December 29, 2012, we had a credit rating from Standard & Poor’s of BBB- and from Moody’s Investor Service of Baa3. The current outlooks by Standard & Poor’s and Moody’s are both stable. The current pricing grid used to determine our borrowing rate under our revolving credit facility is based on our credit ratings. If these credit ratings decline, our interest rate on outstanding balances may increase and our access to additional financing on favorable terms may become more limited. In addition, it could reduce the attractiveness of our vendor payment program, where certain of our vendors finance payment obligations from us with designated third party financial institutions, which could result in increased working capital requirements. Conversely, if these credit ratings improve, our interest rate may decrease.

Off-Balance-Sheet Arrangements

As of December 29, 2012, we had no off-balance-sheet arrangements as defined in Regulation S-K Item 303 of the SEC regulations. We include other off-balance-sheet arrangements in our contractual obligations table including operating lease payments, interest payments on our notes and revolving credit facility and letters of credit outstanding.

Contractual Obligations

In addition to our Notes and revolving credit facility, we utilize operating leases as another source of financing. The amounts payable under these operating leases are included in our schedule of contractual obligations. Our future contractual obligations related to long-term debt, operating leases and other contractual obligations at December 29, 2012 were as follows:

		Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(in thousands)
Long-term debt (1)	$605,088	$627	$5,524	$—	$598,937
Interest payments	261,122	30,873	61,701	61,500	107,048
Operating leases (2)	2,338,483	328,716	570,541	502,783	936,443
Other long-term liabilities (3)	239,021	—	—	—	—
Purchase obligations (4)	59,552	25,724	15,699	13,022	5,107
	$3,443,714	$385,940	$653,465	$577,305	$1,647,535

Note: For additional information refer to Note 6, Long-term Debt; Note 14, Income Taxes; Note 15, Lease Commitments; Note 16, Contingencies; and Note 17, Benefit Plans, in the Notes to Consolidated Financial Statements, included in Item 15. Exhibits, Financial Statement Schedules, of this Annual Report on Form 10-K.

(1)	Long-term debt primarily represents the principal amount of our 5.75% Notes and 4.50% Notes, which become due in Fiscal 2020 and Fiscal 2022, respectively.

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

(3)
Primarily includes the long-term portion of deferred income taxes, self-insurance liabilities, unrecognized income tax benefits, closed store liabilities and obligations for employee benefit plans for which no contractual payment schedule exists and we expect the payments to occur beyond 12 months from December 29, 2012. Accordingly, the related balances have not been reflected in the "Payments Due by Period" section of the table.

(4)
Purchase obligations include agreements to purchase goods or services that are enforceable, legally binding and specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Included in the table above is the lesser of the remaining obligation or the cancelation penalty under the agreement. Our open purchase orders related to merchandise inventory are based on current operational needs and are fulfilled by our vendors within a short period of time. We currently do not have minimum purchase commitments under our vendor supply agreements nor are our open purchase orders binding agreements. Accordingly, we have excluded open purchase orders from the above table.

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

Cooperative advertising allowances provided as a reimbursement of specific, incremental and identifiable costs incurred to promote a vendor's products are included as an offset to SG&A when the cost is incurred. Certain of our vendor agreements contain purchase volume incentives that provide for increased funding when graduated purchase volumes are met. Amounts accrued throughout the year could be impacted if actual purchase volumes differ from projected annual purchase volumes. Total deferred vendor incentives included in inventory was $103.0 million and $82.7 million at December 29, 2012 and December 31, 2011, respectively.

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

Amounts received or receivable from vendors that are not yet earned are reflected as deferred revenue. Management's estimate of the portion of deferred revenue that will be realized within one year of the balance sheet date is included in Other current liabilities. Earned amounts that are receivable from vendors are included in Receivables, net except for that portion expected to be received after one year, which is included in Other assets, net. We regularly review the receivables from vendors to ensure they are able to meet their obligations. Historically, the change in our reserve for receivables related to vendor funding has not been significant. A 10% difference in our vendor incentives deferred in inventory at December 29, 2012 would have affected net income by approximately $6.4 million for the fiscal year ended December 29, 2012.

Inventory Reserves

Our inventory reserves consist of reserves for projected losses related to shrink and for potentially excess and obsolete inventory. An increase to our inventory reserves is recorded as an increase to our cost of sales. Conversely, a decrease to our inventory reserves is recorded as a decrease to our cost of sales. Our inventory reserves for Fiscal 2012, 2011 and 2010 were $31.4 million, $30.8 million and $18.2 million, respectively.

Shrink may occur due to theft, loss or inaccurate records for the receipt of merchandise, among other things. We establish reserves for estimated store shrink at a point in time based on results of physical inventories conducted by independent third parties in substantially all our stores over the course of the year, results from other targeted inventory counts in our stores and historical and current loss trends. In our distribution facilities, we perform cycle counts throughout the year to measure actual shrink and to estimate reserve requirements. We believe we have sufficient current and historical knowledge to record reasonable estimates for our shrink reserve and that any differences in our shrink rate in the future would not have a material impact on our shrink reserve.

While our shrink expense increased in Fiscal 2011 from a loss of inventory as determined by the completion of physical inventories in our stores, our shrink rate has fluctuated less than 40 basis points over the last three years. Historically, we have not experienced material adjustments to our shrink reserve. Furthermore, we have consistently completed a similar number of physical inventories at comparable times throughout the year.

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

Future changes by vendors in their policies or willingness to accept returns of excess inventory, changes in our inventory management approach for excess and obsolete inventory or failure by us to effectively manage the life cycle of our inventory could require us to revise our estimates of required reserves and result in a negative impact on our consolidated statement of operations. A 10% difference in actual inventory reserves at December 29, 2012 would have affected net income by approximately $2.0 million for the fiscal year ended December 29, 2012.

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

A 10% change in the warranty reserves at December 29, 2012 would have affected net income by approximately $2.4 million for the fiscal year ended December 29, 2012.

Self-Insurance Reserves

We are self-insured for general and automobile liability, workers' compensation and the health care claims of our Team Members, although we maintain stop-loss coverage with third-party insurers to limit our total liability exposure. Our self-insurance reserves for Fiscal 2012, 2011 and 2010 were $94.5 million, $98.9 million and $97.1 million, respectively. Historically, our total self-insurance reserves have steadily increased due to our continued growth, including an increase in stores, Team Members and Commercial delivery vehicles. In Fiscal 2012, we experienced a reduction in our self-insurance reserves primarily due to a drop in severity of medical claims and favorable claims development related to our workers' compensation claims.

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

Effective January 1, 2011, we classified $50.3 million of our self-insurance liability as long-term because the timing of future payments is now more predictable based on the historical patterns and maturity of the program and is relied upon in determining the current portion of these liabilities. While we do not expect the amounts ultimately paid to differ significantly from our estimates, our self-insurance reserves and corresponding SG&A could be affected if future claim experience differs significantly from historical trends and actuarial assumptions. A 10% change in our self-insurance liabilities at December 29, 2012 would have affected net income by approximately $5.9 million for the fiscal year ended December 29, 2012.

Goodwill and Intangible Assets

We evaluate goodwill and indefinite-lived intangibles for impairment annually as of the first day of our fiscal fourth quarter or whenever events or changes in circumstances indicate the carrying value of the goodwill or other intangible asset may not be recoverable. We complete our impairment evaluation by combining information from our internal valuation analyses by reporting units, considering other publicly available market information and using an independent valuation firm. We determine fair value using widely accepted valuation techniques, including discounted cash flows and market multiple analyses. These types of analyses contain uncertainties because they require management to make assumptions as a marketplace participant would and to apply judgment to estimate industry economic factors and the profitability of future business strategies of our company and our reporting units. These assumptions and estimates are a major component of the derived fair value of our reporting units. The margin of calculated fair value over the respective carrying value of our reporting units may not be indicative of the total company due to differences in the individual reporting units, including but not limited to size and projected growth. We have allocated our goodwill and indefinite-lived intangible assets within each of our reportable segments to multiple reporting units in our AAP segment and to the entire AI segment, respectively.

During the year, management monitored the actual performance of the business relative to the fair value assumptions used during our annual goodwill impairment test. For the periods presented, no triggering events were identified that required an update to our annual impairment test. We have not made any material changes in the accounting methodology we use to assess impairment loss during the past three fiscal years. We do not believe there is a reasonable likelihood there will be a material change in the future estimates or assumptions we use to test for impairment losses on goodwill. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to an impairment charge that could be material.

Income Tax Reserves

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

Management is required to make assumptions and apply judgment to estimate exposures associated with our various filing positions. Although Management believes that the judgments and estimates are reasonable, actual results could differ and we may be exposed to gains or losses that could be material. To the extent that actual results differ from our estimates, the effective tax rate in any particular period could be materially affected. Favorable tax developments would be recognized as a reduction in our effective tax rate in the period of resolution. Unfavorable tax developments would require an increase in our effective tax rate and a possible use of cash in the period of resolution. A 10% change in the tax reserves at December 29, 2012 would have affected net income by approximately $1.7 million for the fiscal year ended December 29, 2012.

New Accounting Pronouncements

For a description of recently announced accounting standards, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements, see New Accounting Pronouncements in Note 2 to the Consolidated Financial Statements in this Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures about Market Risks.

Interest Rate Risk

Our primary financial market risk is due to changes in interest rates. Historically, we have reduced our exposure to changes in interest rates by entering into various interest rate hedge instruments such as interest rate swap contracts and treasury lock agreements. We have historically utilized interest rate swaps to convert variable rate debt to fixed rate debt and to lock in fixed rates on future debt issuances. Our interest rate hedge instruments have been designated as cash flow hedges.

From September 2011 through January 2012, we executed a series of forward treasury rate locks in anticipation of the issuance of the 2022 Notes. The treasury rate locks, which are derivative instruments, were designated as cash flow hedges to offset our exposure to increases in the underlying U.S. Treasury benchmark rate. This rate was used to establish the fixed interest rate for our 2022 Notes which was comprised of the underlying U.S. Treasury benchmark rate, plus a credit spread premium. Upon issuance of the 2022 Notes, the cumulative change in fair market value of the treasury rate locks was not significant due to the narrow margin between the lock rate and the underlying treasury rate.

The interest rate on borrowings under the revolving credit facility is based, at the Company’s option, on an adjusted LIBOR rate, plus a margin, or an alternate base rate, plus a margin. At December 29, 2012 we had no borrowings outstanding under our revolving credit facility. However, if we elect to borrow on our revolving credit facility, we may be exposed to interest rate risk due to changes in LIBOR or an alternate base rate. There is no interest rate risk associated with our 2020 Notes or 2022 Notes, as the interest rates are fixed at 5.75% and 4.50%, respectively, per annum.

Credit Risk

Our financial assets that are exposed to credit risk consist primarily of trade accounts receivable and vendor receivables. We are exposed to normal credit risk from customers. Our concentration of credit risk is limited because our customer base consists of a large number of customers with relatively small balances, which allows the credit risk to be spread across a broad base. We strive to maintain a close working relationship with our vendors and frequently monitor their financial strength. We have not historically had significant credit losses.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 29, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

For a discussion of our directors, executive officers and corporate governance, see the information set forth in the sections entitled “Proposal No. 1 - Election of Directors,” “Corporate Governance,” “Meetings and Committees of the Board,” “Information Concerning Our Executive Officers,” “Audit Committee Report,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our proxy statement for the 2013 annual meeting of stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 29, 2012 (the “2013 Proxy Statement”), which is incorporated herein by reference.

Item 11. Executive Compensation.

See the information set forth in the sections entitled “Meetings and Committees of the Board,” “Compensation Committee Report,” “Compensation Discussion and Analysis,” “Additional Information Regarding Executive Compensation” and “Non-Management Director Compensation” in the 2013 Proxy Statement, which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

See the information set forth in the sections entitled “Equity Compensation Plan Information Table” and "Security Ownership of Certain Beneficial Owners and Management" in the 2013 Proxy Statement, which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

See the information set forth in the sections entitled "Corporate Governance" and “Meetings and Committees of the Board” in the 2013 Proxy Statement, which is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

See the information set forth in the section entitled “2012 and 2011 Audit Fees” in the 2013 Proxy Statement, which is incorporated herein by reference.

PART IV

Item 15.     Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements

Management's Report on Internal Control over Financial Reporting	F-1

Audited Consolidated Financial Statements of Advance Auto Parts, Inc. and Subsidiaries for the years ended December 29, 2012, December 31, 2011 and January 1, 2011:
Reports of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets	F-4
Consolidated Statements of Operations	F-5
Consolidated Statements of Comprehensive Income	F-5
Consolidated Statements of Changes in Stockholders' Equity	F-6
Consolidated Statements of Cash Flows	F-7
Notes to the Consolidated Financial Statements	F-9

(2) Financial Statement Schedules

Schedule I - Condensed Financial Information of the Registrant	F-39
Schedule II - Valuation and Qualifying Accounts	F-45

(3) Exhibits

The Exhibit Index following the signatures for this report is incorporated herein by reference.

Management's Responsibility for Financial Statements

Management of Advance Auto Parts, Inc. and its subsidiaries (collectively the “Company”) is responsible for the preparation, integrity, consistency and objectivity of the consolidated financial statements and supplemental financial information in this Annual Report on Form 10-K. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and, as such, include amounts based on management's best estimates and judgments.

The Company's consolidated financial statements have been audited by the independent registered public accounting firm, Deloitte & Touche LLP, who conducted their audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). The independent registered public accounting firm's responsibility is to express an opinion as to whether such consolidated financial statements present fairly, in all material respects, the Company's financial position, results of operations and cash flows in accordance with GAAP.

Management's Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13(a) - 15(f) under the Securities Exchange Act of 1934, as amended. The Company's internal control over financial reporting is a process designed under the supervision of the Company's principal executive officer and principal financial officer, and effected by the Company's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with GAAP.

Our internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

Internal controls over financial reporting, no matter how well designed, have inherent limitations, including the possibility of human error and the override of controls. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to the reliability of financial reporting and financial statement preparation and presentation.  Further, because of changes in conditions, the effectiveness may vary over time.

As of December 29, 2012, management, including the Company's principal executive officer and principal financial officer, assessed the effectiveness of the Company's internal control over financial reporting based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company's internal control over financial reporting as of December 29, 2012 is effective.

Deloitte & Touche LLP, the Company's independent registered public accounting firm who audited the Company's consolidated financial statements, has issued an attestation report on the Company's internal control over financial reporting as of December 29, 2012 which is included on page F-3 herein.

/s/ Darren R. Jackson	/s/ Michael A. Norona
Darren R. Jackson	Michael A. Norona
President, Chief Executive Officer and Director	Executive Vice President and Chief Financial Officer

February 25, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Advance Auto Parts, Inc. and Subsidiaries
Roanoke, Virginia

We have audited the accompanying consolidated balance sheets of Advance Auto Parts, Inc. and subsidiaries (the "Company") as of December 29, 2012 and December 31, 2011, and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity, and cash flows for each of the three fiscal years in the period ended December 29, 2012. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Advance Auto Parts, Inc. and subsidiaries as of December 29, 2012 and December 31, 2011, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 29, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 29, 2012, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2013 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Richmond, Virginia
February 25, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Advance Auto Parts, Inc. and Subsidiaries
Roanoke, Virginia

We have audited the internal control over financial reporting of Advance Auto Parts, Inc. and subsidiaries (the "Company") as of December 29, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2012, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 29, 2012 of the Company and our report dated February 25, 2013 expressed an unqualified opinion on those consolidated financial statements and financial statement schedules.

/s/ Deloitte & Touche LLP

Richmond, Virginia
February 25, 2013

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 29, 2012 and December 31, 2011
(in thousands, except per share data)

	December 29, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$598,111	$57,901
Receivables, net	229,866	140,007
Inventories, net	2,308,609	2,043,158
Other current assets	47,614	52,754
Total current assets	3,184,200	2,293,820
Property and equipment, net of accumulated depreciation of $1,102,147 and $983,622	1,291,759	1,223,099
Assets held for sale	788	615
Goodwill	76,389	76,389
Intangible assets, net	28,845	31,380
Other assets, net	31,833	30,451
	$4,613,814	$3,655,754
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$627	$848
Accounts payable	2,029,814	1,653,183
Accrued expenses	379,639	385,746
Other current liabilities	149,558	148,098
Total current liabilities	2,559,638	2,187,875
Long-term debt	604,461	415,136
Other long-term liabilities	239,021	204,829
Commitments and contingencies
Stockholders' equity:
Preferred stock, nonvoting, $0.0001 par value,
10,000 shares authorized; no shares issued or outstanding	—	—
Common stock, voting, $0.0001 par value, 200,000 shares authorized;
73,731 shares issued and 73,383 outstanding at December 29, 2012
and 106,537 shares issued and 72,799 outstanding at December 31, 2011	7	11
Additional paid-in capital	520,215	500,237
Treasury stock, at cost, 348 and 33,738 shares	(27,095)	(1,644,767)
Accumulated other comprehensive income	2,667	2,804
Retained earnings	714,900	1,989,629
Total stockholders' equity	1,210,694	847,914
	$4,613,814	$3,655,754

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 29, 2012, December 31, 2011 and January 1, 2011
(in thousands, except per share data)

	Fiscal Years
	2012	2011	2010

Net sales	$6,205,003	$6,170,462	$5,925,203
Cost of sales, including purchasing and warehousing costs	3,106,967	3,101,172	2,963,888
Gross profit	3,098,036	3,069,290	2,961,315
Selling, general and administrative expenses	2,440,721	2,404,648	2,376,382
Operating income	657,315	664,642	584,933
Other, net:
Interest expense	(33,841)	(30,949)	(26,861)
Other income (expense), net	600	(457)	(1,017)
Total other, net	(33,241)	(31,406)	(27,878)
Income before provision for income taxes	624,074	633,236	557,055
Provision for income taxes	236,404	238,554	211,002
Net income	$387,670	$394,682	$346,053

Basic earnings per share	$5.29	$5.21	$4.00
Diluted earnings per share	$5.22	$5.11	$3.95

Average common shares outstanding	73,091	75,620	86,082
Average common shares outstanding - assuming dilution	74,062	77,071	87,155

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 29, 2012, December 31, 2011 and January 1, 2011
(in thousands, except per share data)

	Fiscal Years
	2012	2011	2010
Net income	$387,670	$394,682	$346,053
Other comprehensive income (loss), net of tax:
Changes in net unrecognized other postretirement benefit costs, net of $252, $98 and $205 tax	(391)	(152)	(439)
Unrealized gain (loss) on hedge arrangements, net of $163, $163 and $1,257 tax	254	(254)	5,541
Amortization of unrecognized losses on interest rate swaps, net of $0, $3,644 and $0 tax	—	4,807	—
Total other comprehensive income (loss)	(137)	4,401	5,102
Comprehensive income	$387,533	$399,083	$351,155

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES CONSOLIDATD STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY For the Years Ended December 29, 2012, December 31, 2011 and January 1, 2011 (in thousands)
	Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock, at cost		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount		Shares	Amount
Balance, January 2, 2010	—	$—	104,251	$10	$392,962	10,628	$(391,176)	$(6,699)	$1,287,268	$1,282,365
Net income									346,053	346,053
Total other comprehensive income								5,102		5,102
Issuance of shares upon the exercise of stock options			1,328	1	39,991					39,992
Tax withholdings related to the exercise of stock appreciation rights					(6,047)					(6,047)
Tax benefit from share-based compensation					5,259					5,259
Issuance of restricted stock, net of forfeitures			62							—
Amortization of restricted stock balance					9,514					9,514
Share-based compensation					12,797					12,797
Stock issued under employee stock purchase plan			41		2,091					2,091
Treasury stock purchased						13,098	(637,436)			(637,436)
Cash dividends									(20,394)	(20,394)
Other					78					78
Balance, January 1, 2011	—	$—	105,682	$11	$456,645	23,726	$(1,028,612)	$(1,597)	$1,612,927	$1,039,374
Net income									394,682	394,682
Total other comprehensive income								$4,401		4,401
Issuance of shares upon the exercise of stock options			739		18,741					18,741
Tax withholdings related to the exercise of stock appreciation rights					(6,582)					(6,582)
Tax benefit from share-based compensation					9,565					9,565
Issuance of restricted stock, net of forfeitures			78							—
Amortization of restricted stock balance					8,023					8,023
Share-based compensation					11,530					11,530
Stock issued under employee stock purchase plan			38		2,234					2,234
Treasury stock purchased						10,012	(616,155)			(616,155)
Cash dividends									(17,980)	(17,980)
Other					81					81
Balance, December 31, 2011	—	$—	106,537	$11	$500,237	33,738	$(1,644,767)	$2,804	$1,989,629	$847,914
Net income									387,670	387,670
Total other comprehensive loss								(137)		(137)
Issuance of shares upon the exercise of stock options			900		5,720					5,720
Tax withholdings related to the exercise of stock appreciation rights					(26,677)					(26,677)
Tax benefit from share-based compensation					22,924					22,924
Issuance of restricted stock, net of forfeitures			(2)							—
Amortization of restricted stock balance					6,220					6,220
Share-based compensation					9,016					9,016
Stock issued under employee stock purchase plan			34		2,266					2,266
Repurchase of common stock						348	(27,095)			(27,095)
Retirement of treasury stock			(33,738)	(4)		(33,738)	1,644,767		(1,644,763)	—
Cash dividends									(17,636)	(17,636)
Other					509					509
Balance, December 29, 2012	—	$—	73,731	$7	$520,215	348	$(27,095)	$2,667	$714,900	$1,210,694

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS For the Years Ended December 29, 2012, December 31, 2011 and January 1, 2011 (in thousands)
	Fiscal Years
	2012	2011	2010
Cash flows from operating activities:
Net income	$387,670	$394,682	$346,053
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	189,544	175,949	164,437
Share-based compensation	15,236	19,553	22,311
Loss on property and equipment, net	2,699	5,228	6,534
Other	1,582	1,098	1,106
Provision for deferred income taxes	26,893	53,037	40,503
Excess tax benefit from share-based compensation	(23,099)	(9,663)	(7,260)
Net (increase) decrease in:
Receivables, net	(89,482)	(15,372)	(31,667)
Inventories, net	(260,298)	(179,288)	(232,003)
Other assets	8,213	23,073	(13,105)
Net increase (decrease) in:
Accounts payable	376,631	360,678	325,839
Accrued expenses	40,936	(15,901)	38,715
Other liabilities	8,756	15,775	4,696
Net cash provided by operating activities	685,281	828,849	666,159
Cash flows from investing activities:
Purchases of property and equipment	(271,182)	(268,129)	(199,585)
Business acquisitions, net of cash acquired	(8,369)	(23,133)	—
Proceeds from sales of property and equipment	6,573	1,288	235
Net cash used in investing activities	(272,978)	(289,974)	(199,350)
Cash flows from financing activities:
(Decrease) increase in bank overdrafts	(7,459)	6,625	28
Decrease in financed vendor accounts payable	—	(31,648)	(444)
Issuance of senior unsecured notes	299,904	—	298,761
Payment of debt related costs	(2,942)	(3,656)	(4,572)
Early extinguishment of debt	—	—	(200,000)
Borrowings under credit facilities	58,500	1,435,200	75,000
Payments on credit facilities	(173,500)	(1,320,200)	(75,000)
Dividends paid	(17,596)	(18,554)	(21,051)
Proceeds from the issuance of common stock, primarily exercise of stock options	8,495	21,056	42,160
Tax withholdings related to the exercise of stock appreciation rights	(26,677)	(6,582)	(6,047)
Excess tax benefit from share-based compensation	23,099	9,663	7,260
Repurchase of common stock	(27,095)	(631,149)	(622,442)
Contingent consideration related to business acquisitions	(10,911)	—	—
Other	4,089	(938)	(1,271)
Net cash provided by (used in) financing activities	127,907	(540,183)	(507,618)
Net increase (decrease) in cash and cash equivalents	540,210	(1,308)	(40,809)
Cash and cash equivalents, beginning of period	57,901	59,209	100,018
Cash and cash equivalents, end of period	$598,111	$57,901	$59,209

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS For the Years Ended December 29, 2012, December 31, 2011 and January 1, 2011 (in thousands)
	Fiscal Years
	2012	2011	2010
Supplemental cash flow information:
Interest paid	$27,250	$35,030	$15,782
Income tax payments	162,677	170,541	164,987
Non-cash transactions:
Accrued purchases of property and equipment	26,142	35,648	43,365
Retirement of common stock	1,644,767	—	—
Contingent consideration accrued on acquisitions	—	27,776	—
Changes in other comprehensive income	(137)	4,401	5,102
Declared but unpaid cash dividends	4,396	4,356	4,930
Repurchases of common stock not settled	—	—	14,994

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 29, 2012, December 31, 2011 and January 1, 2011
(in thousands, except per share data)

1.	Organization and Description of Business:

Advance Auto Parts, Inc. ("Advance") conducts all of its operations through its wholly owned subsidiary, Advance Stores Company, Incorporated ("Stores"), and its subsidiaries (collectively, the "Company"), all of which are 100% owned. The Company operated 3,794 stores as of December 29, 2012. The Company operated 3,576 stores throughout 39 states in the Northeastern, Mid-Atlantic, Southeastern and Midwestern (inclusive of South Central) regions of the United States, Puerto Rico and the Virgin Islands. These stores operated under the "Advance Auto Parts" trade name except for certain stores in the State of Florida which operate under the "Advance Discount Auto Parts" trade name. These stores offer a broad selection of brand name and proprietary automotive replacement parts, accessories and maintenance items for domestic and imported cars and light trucks to do-it-yourself, or DIY, and do-it-for-me, or Commercial, customers. The Company offers delivery service to its Commercial customers' places of business, including independent garages, service stations and auto dealers, utilizing a fleet of vehicles to deliver product from its 3,266 store locations with delivery service. Autopart International ("AI"), a subsidiary of Stores, operates 218 stores under the "Autopart International" trade name located primarily throughout the Northeastern, Mid-Atlantic and Southeastern regions of the United States.

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

Cash, Cash Equivalents and Bank Overdrafts

Cash and cash equivalents consist of cash in banks and money market funds with original maturities of three months or less. Included in cash equivalents are credit card and debit card receivables from banks, which generally settle within two to four business days. Credit and debit card receivables included in Cash and cash equivalents at December 29, 2012 and December 31, 2011 were $26,738 and $27,456, respectively. Bank overdrafts consist of outstanding checks not yet presented to a bank for settlement, net of cash held in accounts with right of offset. Bank overdrafts of $8,722 and $16,181 are included in Other current liabilities at December 29, 2012 and December 31, 2011, respectively.

Receivables

Receivables, net consist primarily of accounts receivables from vendors and commercial customers. Vendor receivables are recorded based on amounts owed by the Company's suppliers as provided in incentive agreements and other overall terms of the Company's purchase agreements. The Company provides an allowance for doubtful accounts based upon factors related to the credit risk of specific customers or vendors, historical payment trends, current economic conditions and other relevant information regarding the debtor's ability to pay. The Company has historically extended credit to certain Commercial customers through a third-party provider of private label credit cards. Receivables under the private label credit card program were transferred to a third-party provider with the majority under no recourse.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 29, 2012, December 31, 2011 and January 1, 2011
(in thousands, except per share data)

During Fiscal 2012, the Company in-sourced its commercial credit function. This initiative consisted of the transition from using a third party financial institution to settle credit transactions with its Commercial customers to processing those transactions internally, thus increasing the trade receivable balance during the current year. The Company's concentration of credit risk with respect to trade receivables is limited because the Company's customer base consists of a large number of customers with relatively small balances, which allows the credit risk to be spread across a broad base. The Company also mitigates its exposure to credit risk through a credit approval process including, credit checks, pre-determined credit limits and accounts receivable and credit monitoring procedures.

Inventory

Inventory amounts are stated at the lower of cost or market. The cost of the Company's merchandise inventory is determined using the last-in, first-out ("LIFO") method. Under the LIFO method, the Company's cost of sales reflects the costs of the most recently purchased inventories, while the inventory carrying balance represents the costs relating to prices paid in prior years.

Vendor Incentives

The Company receives incentives in the form of reductions to amounts owed and/or payments from vendors related to cooperative advertising allowances, volume rebates and other promotional considerations. Many of these incentives are under long-term agreements (terms in excess of one year), while others are negotiated on an annual basis or less (short-term). Volume rebates and cooperative advertising allowances not offsetting in selling, general and administrative expenses, or SG&A, are earned based on inventory purchases and initially recorded as a reduction to inventory. These deferred amounts are included as a reduction to cost of sales as the inventory is sold. Cooperative advertising allowances provided as a reimbursement of specific, incremental and identifiable costs incurred to promote a vendor's products are included as an offset to SG&A when the cost is incurred. Total deferred vendor incentives included as a reduction of Inventory was $102,975 and $82,660 at December 29, 2012 and December 31, 2011, respectively.

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
December 29, 2012, December 31, 2011 and January 1, 2011
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

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense, net of vendor promotional funds, was $83,871, $84,656 and $78,809 in Fiscal 2012, 2011 and 2010, respectively. Vendor promotional funds, which reduced advertising expense, amounted to $11,445 and $4,609 in Fiscal 2012 and 2011. Prior to Fiscal 2011, the Company received no vendor promotional funds to reduce advertising expense.

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

The following table presents changes in the Company's total self-insurance reserves:

	December 29, 2012	December 31, 2011	January 1, 2011
Self-insurance reserves, beginning of period	$98,944	$97,070	$93,706
Additions to self-insurance reserves	105,670	105,379	113,859
Reserves utilized	(110,066)	(103,505)	(110,495)
Self-insurance reserves, end of period	$94,548	$98,944	$97,070

Warranty Liabilities

The warranty obligation on the majority of merchandise sold by the Company with a manufacturer's warranty is the responsibility of the Company's vendors.  However, the Company has an obligation to provide customers free replacement of certain merchandise or merchandise at a prorated cost if under a warranty and not covered by the manufacturer. Merchandise sold with warranty coverage by the Company primarily includes batteries but may also include other parts such as brakes and shocks. The Company estimates its warranty obligation at the time of sale based on the historical return experience, sales level and cost of the respective product sold. To the extent vendors provide upfront allowances in lieu of accepting the obligation for warranty claims and the allowance is in excess of the related warranty expense, the excess is recorded as a reduction to cost of sales.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 29, 2012, December 31, 2011 and January 1, 2011
(in thousands, except per share data)

Revenue Recognition

The Company recognizes revenue at the time the sale is made, at which time the Company's walk-in customers take immediate possession of the merchandise or same-day delivery is made to the Company's commercial delivery customers. For e-commerce sales, revenue is recognized either at the time of pick-up at one of the Company's store locations or at the time of shipment depending on the customer's order designation. Sales are recorded net of discounts, sales taxes and estimated allowances. The Company estimates returns based on current sales levels and the Company's historical return experience. The Company's reserve for sales returns and allowances was not material at December 29, 2012 and December 31, 2011.

Share-Based Payments

The Company provides share-based compensation to its Team Members and board of directors. The Company is required to exercise judgment and make estimates when determining the projected (i) fair value of each award granted and (ii) number of awards expected to vest. The Company calculates the fair value of all share-based awards at the date of grant and uses the straight-line method to amortize this fair value as compensation cost over the requisite service period.

Derivative Instruments and Hedging Activities

The Company's accounting policy for derivative financial instruments is based on whether the instruments meet the criteria for designation as cash flow or fair value hedges. The criteria for designating a derivative as a hedge include the assessment of the instrument's effectiveness in risk reduction, matching of the derivative instrument to its underlying transaction and the probability that the underlying transaction will occur. For derivatives with cash flow hedge designation, the Company reports the after-tax gain or loss from the effective portion of the hedge as a component of Accumulated other income (loss) and reclassifies it into earnings in the same period or periods in which the hedged transaction affects earnings, and within the same income statement line item as the impact of the hedged transaction. For derivatives with fair value hedge accounting designation, the Company would recognize gains or losses from the change in the fair value of these derivatives, as well as the offsetting change in the fair value of the underlying hedged item, in earnings.

Accumulated Other Comprehensive Income (Loss)

The purpose of reporting Accumulated other comprehensive income (loss) is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period. The changes in accumulated other comprehensive income refer to revenues, expenses, gains, and losses that are included in other comprehensive income but excluded from net income.

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
December 29, 2012, December 31, 2011 and January 1, 2011
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

When such an event occurs, the Company estimates the undiscounted future cash flows expected to result from the use of the long-lived asset (asset group) and its eventual disposition. These impairment evaluations involve estimates of asset useful lives and future cash flows. If the undiscounted expected future cash flows are less than the carrying amount of the asset and the carrying amount of the asset exceeds its fair value, an impairment loss is recognized. When an impairment loss is recognized, the carrying amount of the asset is reduced to its estimated fair value based on quoted market prices or other valuation techniques (e.g., discounted cash flow analysis). There were no material impairment losses in the three years ended December 29, 2012.

Earnings per Share

The Company uses the two-class method to calculate earnings per share. Under the two-class method, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are considered participating securities and are included in the computation of earnings per share. Certain of the Company's shares granted to Team Members in the form of restricted stock and restricted stock units are considered participating securities.

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
December 29, 2012, December 31, 2011 and January 1, 2011
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

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 29, 2012, December 31, 2011 and January 1, 2011
(in thousands, except per share data)

Cost of Sales and Selling, General and Administrative Expenses

The following table illustrates the primary costs classified in each major expense category:

Cost of Sales			SG&A
•	Total cost of merchandise sold including:		•	Payroll and benefit costs for retail and corporate
	-	Freight expenses associated with moving		Team Members;
		merchandise inventories from our vendors to	•	Occupancy costs of retail and corporate facilities;
		our distribution center,	•	Depreciation related to retail and corporate assets;
	-	Vendors incentives, and	•	Advertising;
	-	Cash discounts on payments to vendors;	•	Costs associated with our commercial delivery
•	Inventory shrinkage;			program, including payroll and benefit costs,
•	Defective merchandise and warranty costs;			and transportation expenses associated with moving
•	Costs associated with operating our distribution			merchandise inventories from our retail store to
	network, including payroll and benefit costs,			our customer locations;
	occupancy costs and depreciation; and		•	Self-insurance costs;
•	Freight and other handling costs associated with		•	Professional services;
	moving merchandise inventories through our		•	Other administrative costs, such as credit card
	supply chain			service fees, supplies, travel and lodging;
	-	From our distribution centers to our retail	•	Closed store expense; and
		store locations, and	•	Impairment charges, if any.
	-	From certain of our larger stores which stock a
wider variety and greater supply of inventory ("HUB
stores") and Parts Delivered Quickly warehouses
("PDQ®s") to our retail stores after the customer
has special-ordered the merchandise.

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

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 29, 2012, December 31, 2011 and January 1, 2011
(in thousands, except per share data)

In June 2011, the FASB issued ASU No. 2011-05 “Comprehensive Income – Presentation of Comprehensive Income.” ASU 2011-05 requires comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments in this update should be applied retrospectively and is effective for interim and annual reporting periods beginning after December 15, 2011. The Company adopted this guidance in the first quarter of 2012. The adoption of ASU 2011-05 is for presentation purposes only and had no material impact on the Company’s consolidated financial statements.

3.	Inventories, net:

Merchandise Inventory

The Company used the LIFO method of accounting for approximately 95% of inventories at both December 29, 2012 and December 31, 2011. Under LIFO, the Company’s cost of sales reflects the costs of the most recently purchased inventories, while the inventory carrying balance represents the costs for inventories purchased in Fiscal 2012 and prior years. The Company recorded a reduction to cost of sales of $24,087 and $29,554 in Fiscal 2012 and Fiscal 2010, respectively. As a result of utilizing LIFO, the Company recorded an increase to cost of sales of $24,708 for Fiscal 2011, due to an increase in supply chain costs and inflationary pressures affecting certain product categories. The Company’s overall costs to acquire inventory for the same or similar products have generally decreased historically as the Company has been able to leverage its continued growth, execution of merchandise strategies and realization of supply chain efficiencies.

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

Inventory Overhead Costs

Purchasing and warehousing costs included in inventory at December 29, 2012 and December 31, 2011, were $134,258 and $126,840, respectively.

Inventory Balance and Inventory Reserves

Inventory balances at the end of Fiscal 2012 and 2011 were as follows:

	December 29, 2012	December 31, 2011
Inventories at FIFO, net	$2,182,419	$1,941,055
Adjustments to state inventories at LIFO	126,190	102,103
Inventories at LIFO, net	$2,308,609	$2,043,158

Inventory quantities are tracked through a perpetual inventory system. The Company completes physical inventories and other targeted inventory counts in its store locations to ensure the accuracy of the perpetual inventory quantities of both merchandise and core inventory in these locations. In its distribution centers and PDQ®s, the Company uses a cycle counting program to ensure the accuracy of the perpetual inventory quantities of both merchandise and product core inventory. Reserves

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 29, 2012, December 31, 2011 and January 1, 2011
(in thousands, except per share data)

for estimated shrink are established based on the results of physical inventories conducted by the Company with the assistance of an independent third party in substantially all of the Company's stores over the course of the year, other targeted inventory counts in its stores, results from recent cycle counts in its distribution facilities and historical and current loss trends.

The Company also establishes reserves for potentially excess and obsolete inventories based on (i) current inventory levels, (ii) the historical analysis of product sales and (iii) current market conditions. The Company has return rights with many of its vendors and the majority of excess inventory is returned to its vendors for full credit. In certain situations, the Company establishes reserves when less than full credit is expected from a vendor or when liquidating product will result in retail prices below recorded costs.

The following table presents changes in the Company's inventory reserves for years ended December 29, 2012, December 31, 2011 and January 1, 2011:

	December 29, 2012	December 31, 2011	January 1, 2011
Inventory reserves, beginning of period	$30,786	$18,150	$28,486
Additions to inventory reserves	72,852	90,128	70,510
Reserves utilized	(72,220)	(77,492)	(80,846)
Inventory reserves, end of period	$31,418	$30,786	$18,150

4.	Goodwill and Intangible Assets:

Goodwill

The Company has goodwill recorded in both the Advance Auto Parts ("AAP") and Autopart International ("AI") segments. The following table reflects the carrying amount of goodwill pertaining to the Company's two segments and the changes in goodwill carrying amounts.

	AAP Segment	AI Segment	Total
Balance at January 1, 2011	$16,093	$18,294	$34,387
Fiscal 2011 activity	42,002	—	42,002
Balance at December 31, 2011	$58,095	$18,294	$76,389
Fiscal 2012 activity	—	—	—
Balance at December 29, 2012	$58,095	$18,294	$76,389

During the third and fourth quarters of Fiscal 2011, the Company acquired two small technology companies that will help expand the Company's e-commerce offerings to its DIY and Commercial customers. These web-based offerings allow the Company's DIY customers to more easily manage the maintenance of their vehicles and the Company's Commercial customers to grow their business through superior diagnostic and repair lookup functionality. None of the goodwill added in FY 2011 is expected to be deductible for income tax purposes. In addition to goodwill, the Company also recorded increases to intangible assets of $7,750 and contingent consideration of $27,776, which are disclosed in the intangible asset and fair value measurement tables, respectively.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 29, 2012, December 31, 2011 and January 1, 2011
(in thousands, except per share data)

Intangible Assets Other Than Goodwill

As noted previously, in Fiscal 2011, the Company recorded increases to intangible assets of $7,750 in connection with its acquisition of two small technology companies. In Fiscal 2012, the Company purchased the rights to certain software assets for $1,100 which will further support the Company's e-commerce offerings.

The gross and net carrying amounts of acquired intangible assets as of December 29, 2012, December 31, 2011 and January 1, 2011 are comprised of the following:

	Acquired intangible assets
	Subject to Amortization			Not Subject to Amortization
	Customer Relationships	Acquired Technology	Other	Trademark and Tradenames	Intangible Assets (excluding goodwill)
Gross:
Gross carrying amount at January 1, 2011	$9,800	$—	$885	$20,550	$31,235
Additions	—	7,750	—	—	7,750
Gross carrying amount at December 31, 2011	$9,800	$7,750	$885	$20,550	$38,985
Additions	—	1,100	—	—	1,100
Gross carrying amount at December 29, 2012	$9,800	$8,850	$885	$20,550	$40,085

Net:
Net book value at January 1, 2011	$4,578	$—	$232	$20,550	$25,360
Additions	—	7,750	—	—	7,750
2011 amortization	(960)	(763)	(7)	—	(1,730)
Net carrying amount at December 31, 2011	$3,618	$6,987	$225	$20,550	$31,380
Additions	—	1,100	—	—	1,100
2012 amortization	(960)	(2,668)	(7)	—	(3,635)
Net book value at December 29, 2012	$2,658	$5,419	$218	$20,550	$28,845

Future Amortization Expense

The table below shows expected amortization expense for the next five years for acquired intangible assets recorded as of December 29, 2012:

Fiscal Year	Amount
2013	$3,917
2014	3,155
2015	1,027
2016	7
2017	7
Thereafter	182

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 29, 2012, December 31, 2011 and January 1, 2011
(in thousands, except per share data)

5.	Receivables, net:

Receivables consist of the following:

	December 29, 2012	December 31, 2011
Trade	$110,153	$19,079
Vendor	119,770	118,309
Other	5,862	6,675
Total receivables	235,785	144,063
Less: Allowance for doubtful accounts	(5,919)	(4,056)
Receivables, net	$229,866	$140,007

The increase in trade receivables is primarily due to the in-sourcing of the Company's commercial credit function in Fiscal 2012.

6.	Long-term Debt:

Long-term debt consists of the following:

	December 29, 2012	December 31, 2011
Revolving facility at variable interest rates (1.74% and 1.78% at December 29, 2012 and December 31, 2011, respectively) due May 27, 2016	$—	$115,000
5.75% Senior Unsecured Notes (net of unamortized discount of $975 and $1,078 at December 29, 2012 and December 31, 2011, respectively) due May 1, 2020	299,025	298,922
4.50% Senior Unsecured Notes (net of unamortized discount of $88 at December 29, 2012) due January 15, 2022	299,912	—
Other	6,151	2,062
	605,088	415,984
Less: Current portion of long-term debt	(627)	(848)
Long-term debt, excluding current portion	$604,461	$415,136

Bank Debt

On May 27, 2011, the Company entered into a $750,000 unsecured five-year revolving credit facility (the "Facility") with Stores serving as the borrower. Proceeds from the Facility were used to repay $165,000 of principal outstanding on the Company’s previous revolving credit facility. In conjunction with this refinancing, the Company incurred $3,656 of financing costs which it will amortize over the term of the Facility. The Facility also provides for the issuance of letters of credit with a sub-limit of $300,000, and swingline loans in an amount not to exceed $50,000. The Company may request, subject to agreement by one or more lenders, that the total revolving commitment be increased by an amount not exceeding $250,000 (up to a total commitment of $1,000,000) during the term of the credit agreement. Voluntary prepayments and voluntary reductions of the revolving balance are permitted in whole or in part, at the Company’s option, in minimum principal amounts as specified in the revolving credit facility. The Facility matures on May 27, 2016.

As of December 29, 2012, the Company had no borrowings outstanding under the Facility, and had letters of credit outstanding of $78,774, which reduced the availability under the Facility to $671,226. The letters of credit generally have a term of one year or less and primarily serve as collateral for the Company's self-insurance policies.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 29, 2012, December 31, 2011 and January 1, 2011
(in thousands, except per share data)

The interest rate on borrowings under the Facility is based, at the Company’s option, on an adjusted LIBOR rate, plus a margin, or an alternate base rate, plus a margin. The current margin is 1.5% per annum for each of the adjusted LIBOR and alternate base rate borrowings. A facility fee is charged on the total amount of the Facility, payable in arrears. The current facility fee rate is 0.25% per annum. Under the terms of the Facility, the interest rate and facility fee are based on the Company’s credit rating.

The Facility contains covenants restricting the Company's ability to, among other things:  (1) permit the subsidiaries of Advance Stores to create, incur or assume additional debt; (2) incur liens or engage in sale-leaseback transactions; (3) make loans and investments (including acquisitions); (4) guarantee obligations; (5) engage in certain mergers and liquidations; (6) change the nature of the Company’s business and the business conducted by its subsidiaries; (7) enter into certain hedging transactions; and (8) change Advance’s status as a holding company. The Company is also required to comply with financial covenants with respect to a maximum leverage ratio and a minimum consolidated coverage ratio. The Company was in compliance with its covenants at December 29, 2012 and December 31, 2011, respectively. The Facility also provides for customary events of default, covenant defaults and cross-defaults to the Company's other material indebtedness.

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

The Company may redeem some or all of the Notes at any time or from time to time, at the redemption price described in the Indenture. In addition, in the event of a Change of Control Triggering Event (as defined in each of the Indentures for the Notes), the Company will be required to offer to repurchase the Notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest to the repurchase date. The Notes are currently fully and unconditionally guaranteed, jointly and severally, on an unsubordinated and unsecured basis by each of the subsidiary guarantors. The Company will be permitted to release guarantees without the consent of holders of the Notes under the circumstances described in the Indenture: (i) upon the release of the guarantee of the Company's other debt that resulted in the affected subsidiary becoming a guarantor of this debt; (ii) upon the sale or other disposition of all or substantially all of the stock or assets of the subsidiary guarantor; or (iii) upon the Company's exercise of its legal or covenant defeasance option.

The Indenture contains customary provisions for events of default including for: (i) failure to pay principal or interest when due and payable; (ii) failure to comply with covenants or agreements in the Indenture or the Notes and failure to cure or obtain a waiver of such default upon notice; (iii) a default under any debt for money borrowed by the Company or any of its subsidiaries that results in acceleration of the maturity of such debt, or failure to pay any such debt within any applicable grace period after final stated maturity, in an aggregate amount greater than $25,000 without such debt having been discharged or acceleration having been rescinded or annulled within 10 days after receipt by the Company of notice of the default by the Trustee or holders of not less than 25% in aggregate principal amount of the Notes then outstanding; and (iv) events of bankruptcy, insolvency or reorganization affecting the Company and certain of its subsidiaries. In the case of an event of default, the principal amount of the Notes plus accrued and unpaid interest may be accelerated. The Indenture also contains covenants limiting the ability of the Company and its subsidiaries to incur debt secured by liens and to enter into sale and lease-back transactions.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 29, 2012, December 31, 2011 and January 1, 2011
(in thousands, except per share data)

Debt Guarantees

Certain 100% wholly-owned domestic subsidiaries of Stores, including its Material Subsidiaries (as defined in the Facility) serve as guarantors of the Notes and Facility with Advance also serving as a guarantor of the Facility. The subsidiary guarantees related to the Company’s Notes and Facility are full and unconditional and joint and several, and there are no restrictions on the ability of Advance to obtain funds from its subsidiaries. Also, Advance has no independent assets or operations, and the subsidiaries not guaranteeing the Notes and Facility are minor as defined by SEC regulations.

Future Payments

At December 29, 2012, the aggregate future annual maturities of long-term debt instruments are as follows:

Fiscal Year	Amount
2013	$627
2014	524
2015	5,000
2016	—
2017	—
Thereafter	598,937
$605,088

7.	Derivative Instruments and Hedging Activities:

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

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the condensed consolidated balance sheet as of December 29, 2012 and December 31, 2011:

	Balance Sheet Location	Fair Value as of December 29, 2012	Fair Value as of December 31, 2011
Derivatives designated as hedging instruments:
Treasury rate locks	Accrued expenses	$—	$4,986

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 29, 2012, December 31, 2011 and January 1, 2011
(in thousands, except per share data)

The table below presents the effect of the Company’s derivative financial instruments on the statement of operations for the Fiscal 2012, 2011 and 2010, respectively:

Interest rate swaps	Amount of Gain or (Loss) Recognized in OCI on Derivative, net of tax (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income, net of tax (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative, net of tax (Ineffective Portion and Amount Excluded from Effectiveness Testing)
2012	$254	Interest expense	$108	Other (expense) income, net	$66
2011	$(254)	Interest expense	$(4,807)	Other (expense) income, net	$(132)
2010	$597	Interest expense	$(7,179)	Other (expense) income, net	$(1,174)

8.	Fair Value Measurements:

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

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 29, 2012, December 31, 2011 and January 1, 2011
(in thousands, except per share data)

The following table sets forth the Company’s financial liabilities that were measured at fair value on a recurring basis as of December 29, 2012 and December 31, 2011:

		Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
As of December 29, 2012

Contingent consideration related to business acquisitions	$16,999	$—	$—	$16,999

As of December 31, 2011

Treasury rate locks	$4,986	$—	$4,986	$—
Contingent consideration related to business acquisitions	$27,776	$—	$—	$27,776

The fair values of the Company’s treasury rate locks represent the estimated amounts that the Company would have received if it terminated the agreement taking into consideration the difference between the contract rate of interest and rates currently quoted for agreements of similar terms and maturities (based on the forward yield curve). The fair value of the contingent consideration, which is recorded in Accrued expenses and Other long-term liabilities, is based on various estimates including the Company's estimate of the probability of achieving the targets and the time value of money. During Fiscal 2012, contingent consideration decreased primarily due to payments totaling $10,911 resulting from the achievement of performance conditions, partially offset by amortization of the net present value discount.

The carrying amount of the Company’s cash and cash equivalents, accounts receivable, bank overdrafts, accounts payable, accrued expenses and current portion of long term debt approximate their fair values due to the relatively short term nature of these instruments. As of December 29, 2012 and December 31, 2011 the fair value of the Company’s long-term debt with a carrying value of $604,461 and $415,136, respectively, was approximately $655,000 and $446,000, respectively. The fair value of the Company’s senior unsecured notes was determined based on quoted market prices. The Company believes that the carrying value of its other long-term debt and certain long-term liabilities approximate fair value.

Non-Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). At December 29, 2012, the Company had no significant non-financial assets or liabilities that had been adjusted to fair value subsequent to initial recognition.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 29, 2012, December 31, 2011 and January 1, 2011
(in thousands, except per share data)

9.	Property and Equipment:

Property and equipment consists of the following:

	Original Useful Lives	December 29, 2012	December 31, 2011
Land and land improvements	0 - 10 years	$403,401	$359,916
Buildings	30 - 40 years	432,274	392,564
Building and leasehold improvements	3 - 30 years	309,194	290,354
Furniture, fixtures and equipment	3 - 20 years	1,152,778	1,012,116
Vehicles	2 - 5 years	19,490	22,657
Construction in progress		76,769	129,114
		2,393,906	2,206,721
Less - Accumulated depreciation		(1,102,147)	(983,622)
Property and equipment, net		$1,291,759	$1,223,099

Depreciation expense was $185,909, $174,219 and $163,378 for Fiscal 2012, 2011 and 2010, respectively. The Company capitalized approximately $10,026, $6,258 and $4,875 incurred for the development of internal use computer software during Fiscal 2012, 2011 and 2010, respectively. These costs are included in the furniture, fixtures and equipment category above and are depreciated on the straight-line method over three to five years.

10.	Accrued Expenses:

Accrued expenses consist of the following:

	December 29, 2012	December 31, 2011
Payroll and related benefits	$79,756	$89,676
Warranty reserves	38,425	38,847
Capital expenditures	26,142	35,648
Self-insurance reserves	45,324	49,812
Taxes payable	73,158	52,480
Other	116,834	119,283
Total accrued expenses	$379,639	$385,746

The following table presents changes in the Company's warranty reserves:

	December 29, 2012	December 31, 2011	January 1, 2011
Warranty reserves, beginning of period	$38,847	$36,352	$30,387
Additions to warranty reserves	40,766	43,013	45,741
Reserves utilized	(41,188)	(40,518)	(39,776)
Warranty reserves, end of period	$38,425	$38,847	$36,352

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 29, 2012, December 31, 2011 and January 1, 2011
(in thousands, except per share data)

11.	Other Current and Long-term Liabilities:

Other current liabilities consist of the following:

	December 29, 2012	December 31, 2011
Deferred income taxes	$134,279	$126,116
Other	15,279	21,982
Total current liabilities	$149,558	$148,098

Other long-term liabilities consist of the following:

	December 29, 2012	December 31, 2011
Deferred income taxes	$100,235	$73,165
Self-insurance reserves	49,224	49,132
Other	89,562	82,532
Total long-term liabilities	$239,021	$204,829

12.	Stock Repurchase Program:

The Company’s stock repurchase program allows it to repurchase its common stock on the open market or in privately negotiated transactions from time to time in accordance with the requirements of the SEC. The Company's $500,000 stock repurchase program in place as of December 29, 2012 was authorized by its Board of Directors on May 14, 2012.

During Fiscal 2012, the Company repurchased 257 shares of its common stock at an aggregate cost of $19,589, or an average price of $76.18 per share under its stock repurchase program. The Company had $492,385 remaining under its stock repurchase program as of December 29, 2012. The Company repurchased 91 shares of its common stock at an aggregate cost of $7,506, or an average price of $82.42 per share, in connection with the net settlement of shares issued as a result of the vesting of restricted stock. The Company also retired 33,738 shares of treasury stock during Fiscal 2012.

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

Certain of the Company’s shares granted to Team Members in the form of restricted stock are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per share. For Fiscal 2012, 2011 and 2010, earnings of $870, $1,055 and $1,552, respectively, were allocated to the participating securities.

Diluted earnings per share are calculated by including the effect of dilutive securities. Share-based awards to purchase approximately 221, 56 and 3 shares of common stock that had an exercise price in excess of the average market price of the common stock during Fiscal 2012, 2011 and 2010, respectively, were not included in the calculation of diluted earnings per share because they are anti-dilutive.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 29, 2012, December 31, 2011 and January 1, 2011
(in thousands, except per share data)

The following table illustrates the computation of basic and diluted earnings per share for Fiscal 2012, 2011 and 2010, respectively:

	December 29, 2012	December 31, 2011	January 1, 2011
Numerator
Net income applicable to common shares	$387,670	$394,682	$346,053
Participating securities' share in earnings	(870)	(1,055)	(1,552)
Net income applicable to common shares	$386,800	$393,627	$344,501
Denominator
Basic weighted average common shares	73,091	75,620	86,082
Dilutive impact of share-based awards	971	1,451	1,073
Diluted weighted average common shares	74,062	77,071	87,155

Basic earnings per common share
Net income applicable to common stockholders	$5.29	$5.21	$4.00
Diluted earnings per common share
Net income applicable to common stockholders	$5.22	$5.11	$3.95

14.	Income Taxes:

Provision for Income Taxes

Provision for income taxes for Fiscal 2012, 2011 and 2010 consists of the following:

	Current	Deferred	Total
2012
Federal	$185,564	$21,940	$207,504
State	20,116	4,953	25,069
Foreign	3,831	—	3,831
	$209,511	$26,893	$236,404
2011
Federal	$162,020	$47,436	$209,456
State	22,626	5,601	28,227
Foreign	871	—	871
	$185,517	$53,037	$238,554
2010
Federal	$150,938	$34,553	$185,491
State	18,860	5,950	24,810
Foreign	701	—	701
	$170,499	$40,503	$211,002

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 29, 2012, December 31, 2011 and January 1, 2011
(in thousands, except per share data)

The provision for income taxes differed from the amount computed by applying the federal statutory income tax rate due to:

	December 29, 2012	December 31, 2011	January 1, 2011
Income before provision for income taxes at statutory U.S. federal income tax rate (35%)	$218,426	$221,632	$194,970
State income taxes, net of federal income tax benefit	16,295	18,348	16,127
Other, net	1,683	(1,426)	(95)
	$236,404	$238,554	$211,002

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

	December 31, 2011	January 1, 2011
Deferred income tax assets	$103,339	$109,011
Valuation allowance	(1,557)	(1,557)
Deferred income tax liabilities	(330,139)	(300,025)
Net deferred income tax liabilities	$(228,357)	$(192,571)

At December 29, 2012 and December 31, 2011, the Company had deferred income tax assets of $3,213 and $4,097 from federal net operating losses, or NOLs, of $9,181 and $11,707, and deferred income tax assets of $1,841 and $1,928 from state NOLs of $35,681 and $37,360, respectively. These NOLs may be used to reduce future taxable income and expire periodically through Fiscal 2031. Due to uncertainties related to the realization of certain deferred tax assets for NOLs in certain jurisdictions, the Company recorded a valuation allowance of $1,557 as of both December 29, 2012 and December 31, 2011. The amount of deferred income tax assets realizable, however, could change in the future if projections of future taxable income change. At December 29, 2012 and December 31, 2011, the Company had cumulative net deferred income tax liabilities of $228,357 and $192,571, respectively.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 29, 2012, December 31, 2011 and January 1, 2011
(in thousands, except per share data)

Temporary differences which give rise to significant deferred income tax assets (liabilities) are as follows:

	December 29, 2012	December 31, 2011
Current deferred income tax assets (liabilities):
Inventory valuation differences	$(176,869)	$(168,156)
Accrued medical and workers compensation	10,523	11,245
Accrued expenses not currently deductible for tax	31,061	30,225
Other, net	1,437	2,735
Total current deferred income tax assets (liabilities)	$(133,848)	$(123,951)

Long-term deferred income tax assets (liabilities):
Property and equipment	$(153,270)	$(131,869)
Share-based compensation	12,624	16,418
Accrued medical and workers compensation	19,570	19,207
Net operating loss carryforwards	4,048	5,455
Straight-line rent	17,799	15,578
Other, net	4,720	6,591
Total long-term deferred income tax assets (liabilities)	$(94,509)	$(68,620)

These amounts are recorded in Other current liabilities and Other long-term liabilities in the accompanying consolidated balance sheets, as appropriate.

Unrecognized Tax Benefits

The following table lists each category and summarizes the activity of the Company's gross unrecognized tax benefits for the fiscal years ended December 29, 2012, December 31, 2011 and January 1, 2011:

	December 29, 2012	December 31, 2011	January 1, 2011
Unrecognized tax benefits, beginning of period	$24,711	$12,953	$11,113
Increases related to prior period tax positions	702	10,555	6
Decreases related to prior period tax positions	(9,629)	(660)	—
Increases related to current period tax positions	3,985	2,861	2,201
Settlements	(1,111)	(319)	—
Expiration of statute of limitations	(1,950)	(679)	(367)
Unrecognized tax benefits, end of period	$16,708	$24,711	$12,953

As of December 29, 2012, the entire amount of unrecognized tax benefits, if recognized, would reduce the Company's annual effective tax rate. As of December 31, 2011, the Company had $14,551 of unrecognized tax benefits which, if recognized, would reduce the Company's annual effective tax rate.

The Company provides for potential interest and penalties associated with uncertain tax positions as a part of income tax expense. During Fiscal 2012, the Company recognized a $754 benefit from interest and penalties related to uncertain tax positions. During Fiscal 2011 and 2010 the Company recorded potential interest and penalties related to uncertain tax positions of $1,628 and $944, respectively. As of December 29, 2012, the Company had recorded a liability for potential interest and

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 29, 2012, December 31, 2011 and January 1, 2011
(in thousands, except per share data)

penalties of $4,964 and $301, respectively. As of December 31, 2011, the Company had recorded a liability for potential interest and penalties of $6,109 and $490, respectively. The Company has not provided for any penalties associated with tax contingencies unless considered probable of assessment. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

During the next 12 months, it is possible the Company could conclude on approximately $2,000 to $3,000 of the contingencies associated with unrecognized tax uncertainties due mainly to the conclusion of audits and the expiration of statutes of limitations. The majority of these resolutions would be achieved through the completion of current income tax examinations.

The Company files U.S. and state income tax returns in jurisdictions with varying statutes of limitations. The Internal Revenue Service completed an examination of the Company's 2008 and 2009 tax returns. Fiscal 2010 and subsequent years remain open and subject to examination. The Company has no state examinations open for tax years prior to 2007. With limited exceptions, Fiscal 2008 and subsequent years remain subject to examination by state tax authorities.

15.	Lease Commitments:

At December 29, 2012, future minimum lease payments due under non-cancelable operating leases with lease terms ranging from 1 year to 30 years through the year 2043 for all open stores are as follows:

Fiscal Year	Amount
2013	$328,716
2014	291,741
2015	278,800
2016	259,500
2017	243,283
Thereafter	936,443
$2,338,483

The Company anticipates its future minimum lease payments will be partially off-set by future minimum sub-lease income. At December 29, 2012 and December 31, 2011, future minimum sub-lease income to be received under non-cancelable operating leases is $25,561 and $9,756, respectively.

Net Rent Expense

Net rent expense for Fiscal 2012, 2011 and 2010 was as follows:

	December 29, 2012	December 31, 2011	January 1, 2011
Minimum facility rentals	$300,552	$289,306	$279,099
Contingency facility rentals	907	1,162	1,115
Equipment rentals	5,027	5,403	5,375
Vehicle rentals	18,401	20,565	19,903
	324,887	316,436	305,492
Less: Sub-lease income	(4,600)	(3,967)	(3,813)
	$320,287	$312,469	$301,679

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 29, 2012, December 31, 2011 and January 1, 2011
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

The Company's Western Auto subsidiary, together with other defendants including automobile manufacturers, automotive parts manufacturers and other retailers, has been named as a defendant in lawsuits alleging injury as a result of exposure to asbestos-containing products. The Company and some of its other subsidiaries also have been named as defendants in many of these lawsuits. The plaintiffs have alleged that these products were manufactured, distributed and/or sold by the various defendants. These products have primarily included brake parts. Many of the cases pending against the Company or its subsidiaries are in the early stages of litigation. The damages claimed against the defendants in some of these proceedings are substantial. Additionally, some of the automotive parts manufacturers named as defendants in these lawsuits have declared bankruptcy, which will limit plaintiffs' ability to recover monetary damages from those defendants. Although the Company diligently defends against these claims, the Company may enter into discussions regarding settlement of these and other lawsuits, and may enter into settlement agreements, if it believes settlement is in the best interests of the Company's shareholders. The Company believes that many of these claims are at least partially covered by insurance. Based on discovery to date, the Company does not believe the cases currently pending will have a material adverse effect on the Company's operating results, financial position or liquidity. However, if the Company were to incur an adverse verdict in one or more of these claims and was ordered to pay damages that were not covered by insurance, these claims could have a material adverse affect on its operating results, financial position and liquidity. Historically, our asbestos claims have been inconsistent in type and number and have been immaterial. As a result, we are unable to estimate a possible range of loss with respect to unasserted asbestos claims that may be filed against the Company in the future. If the number of claims filed against the Company or any of its subsidiaries alleging injury as a result of exposure to asbestos-containing products increases substantially, the costs associated with concluding these claims, including damages resulting from any adverse verdicts, could have a material adverse effect on its operating results, financial position or liquidity in future periods.

The Company is involved in various types of legal proceedings arising from claims of employment discrimination or other types of employment matters as a result of claims by current and former Team Members. The damages claimed against the Company in some of these proceedings are substantial. Because of the uncertainty of the outcome of such legal matters and because the Company's liability, if any, could vary widely, including the size of any damages awarded if plaintiffs are successful in litigation or any negotiated settlement, the Company cannot reasonably estimate the possible loss or range of loss which may arise. The Company is also involved in various other claims and legal proceedings arising in the normal course of business. Although the final outcome of these legal matters cannot be determined, based on the facts presently known, it is management's opinion that the final outcome of such claims and lawsuits will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

17.	Benefit Plans:

401(k) Plan

The Company maintains a defined contribution benefit plan, which covers substantially all Team Members after one year of service and who have attained the age of 21. The plan allows for Team Member salary deferrals, which are matched at the Company's discretion. Company contributions were $10,255, $10,148 and $10,104 in Fiscal 2012, 2011 and 2010, respectively.

Deferred Compensation

The Company maintains a non-qualified deferred compensation plan for certain Team Members. This plan provides for a minimum and maximum deferral percentage of the Team Member's base salary and bonus, as determined by the Retirement Plan Committee. The Company establishes and maintains a deferred compensation liability for this plan. At December 29, 2012 and December 31, 2011, these liabilities were $12,927 and $11,359, respectively.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 29, 2012, December 31, 2011 and January 1, 2011
(in thousands, except per share data)

Postretirement Plan

The Company provides certain health and life insurance benefits for eligible retired Team Members through a postretirement plan. Plan participants include those Team Members who were either already retired or eligible for retirement as of January 1, 2005. Plan benefits are subject to deductibles, co-payment provisions and other limitations. The plan has no assets and is funded on a cash basis as benefits are paid. The accrued postretirement benefit obligation, included in Accrued expenses and Other long-term liabilities in the accompanying consolidated balance sheets, was $5,223 and $5,925 as of December 29, 2012 and December 31, 2011, respectively.

18.	Share-Based Compensation:

Overview

The Company grants share-based compensation awards to its Team Members and members of its Board of Directors as provided for under the Company's 2004 Long-Term Incentive Plan, or LTIP. In Fiscal 2012, the Company switched from granting restricted stock to granting restricted stock units ("RSUs"). The Company currently grants share-based compensation in the form of stock appreciation rights ("SARs"), RSUs and deferred stock units ("DSUs"). The Company also has outstanding restricted stock granted prior to the transition to RSUs and outstanding stock options granted prior to Fiscal 2007.

General Terms of Awards

The Company's grants of SARs, RSUs and historically, restricted stock awards, generally include both a time-service portion and a performance-based portion, which collectively represent the target award.

Time Vested Awards

The SARs generally vest over a three-year period in equal annual installments beginning on the first anniversary of the grant date. All SARs granted are non-qualified, terminate on the seventh anniversary of the grant date and contain no post-vesting restrictions other than normal trading black-out periods prescribed by the Company's corporate governance policies.

During the vesting period, holders of RSUs and restricted stock are entitled to receive dividends or in the case of RSUs, dividend equivalents, while holders of restricted stock are also entitled to voting rights. All RSU and restricted stock grants generally vest over a three-year period in equal annual installments beginning on the first anniversary of the grant date. For restricted stock, the shares are issued upon grant, but are restricted until they vest and cannot be sold by the recipient until the restriction has lapsed at the end of the respective vesting period.

Performance-Based Awards

Each performance award may vest following a three-year period subject to the Company's achievement of certain financial goals. The performance RSUs and restricted stock awards do not have dividend equivalent rights and do not have voting rights until earned and issued following the end of the applicable performance period. Depending on the Company's results during the three-year performance period, the actual number of shares vesting at the end of the period may range from 75% to 200% of the target award (50% to 200% for certain officers).

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 29, 2012, December 31, 2011 and January 1, 2011
(in thousands, except per share data)

Share-Based Compensation Expense & Cash Flows

The expense the Company has incurred annually related to the issuance of share-based compensation is included in SG&A. The Company receives cash when Team Members purchase stock under the employee stock purchase plan ("ESPP"), as well as upon the exercise of stock options that were granted prior to Fiscal 2007. Total share-based compensation expense and cash received included in the Company's consolidated statements of operations and consolidated statement of cash flows, respectively, are reflected in the table below, including the related income tax benefits, for fiscal years ended December 29, 2012, December 31, 2011 and January 1, 2011 as follows:

	December 29, 2012	December 31, 2011	January 1, 2011
Share-based compensation expense	$15,236	$19,553	$22,311
Deferred income tax benefit	5,774	7,411	8,456

Proceeds from the issuance of common stock, primarily exercise of stock options	8,495	21,056	42,160
Tax withholdings related to the exercise of stock appreciation rights	(26,677)	(6,582)	(6,047)
Excess tax benefit from share-based compensation	23,099	9,663	7,260

As of December 29, 2012, there was $28,231 of unrecognized compensation expense related to all share-based awards that is expected to be recognized over a weighted average period of 1.6 years.

The fair value of each SAR was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Black-Scholes Option Valuation Assumptions (1)	December 29, 2012	December 31, 2011	January 1, 2011

Risk-free interest rate (2)	0.5%	0.7%	0.9%
Expected dividend yield	0.3%	0.4%	0.4%
Expected stock price volatility (3)	33.2%	36.3%	36.3%
Expected life of awards (in months) (4)	49	50	50

(1)	Forfeitures are based on historical experience.

(2)	The risk-free interest rate is based on the U.S. Treasury constant maturity interest rate having term consistent with the expected life of the award.

(3)	Expected volatility is determined using a blend of historical and implied volatility.

(4)	The expected life of the Company's awards represents the estimated period of time until exercise and is based on historical experience of previously granted awards.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 29, 2012, December 31, 2011 and January 1, 2011
(in thousands, except per share data)

Time-Based Share Awards

Stock Appreciation Rights and Stock Options

The following table summarizes the time-vested stock option and time-vested SARs activity for the fiscal year ended December 29, 2012:

	Number of Awards	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding at December 31, 2011	2,849	$43.70
Granted	359	73.14
Exercised	(944)	35.58
Forfeited	(109)	60.31
Outstanding at December 29, 2012	2,155	$51.55	4.11	$43,626

Vested and expected to vest	2,099	$51.00	4.04	$43,576

Outstanding and exercisable	1,467	$42.80	3.11	$42,112

The weighted average fair value of SARs granted during the during Fiscal 2012, 2011 and 2010 was $19.25, $19.81 and $19.10 per share, respectively. The aggregate intrinsic value reflected in the table above and the following page is based on the Company's closing stock price of $71.51 as of the last trading day of Fiscal 2012. The aggregate intrinsic value of stock options and SARs (the amount by which the market price of the stock on the date of exercise exceeded the exercise price) exercised during Fiscal 2012, 2011 and 2010 was $44,471, $33,779 and $35,447, respectively.

Restricted Stock Units and Restricted Stock

The following table summarizes the RSU and restricted stock activity for the fiscal year ended December 29, 2012:

	Number of Awards	Weighted-Average Grant Date Fair Value

Nonvested at December 31, 2011	184	$61.05
Granted	98	75.26
Vested	(83)	55.21
Forfeited	(24)	63.24
Nonvested at December 29, 2012	175	$71.43

The fair value of each RSU and restricted stock award is determined based on the market price of the Company's common stock on the date of grant. The weighted average fair value of RSUs and restricted shares granted during Fiscal 2012, 2011 and 2010 was $75.26, $67.79 and $64.58 per share, respectively. The total grant date fair value of RSUs and restricted shares vested during Fiscal 2012, 2011 and 2010 was $4,734, $10,548 and $8,317, respectively.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 29, 2012, December 31, 2011 and January 1, 2011
(in thousands, except per share data)

Performance-Based Awards

Performance-based awards granted in the following tables represent the performance portion of awards granted during Fiscal 2012 at the target level, as achievement of the target level was deemed probable as of the grant date. Change in units based on performance represents the change in number of awards previously granted that the Company believes will ultimately vest based on its probability assessment at December 29, 2012.

Compensation expense for performance-based awards of $3,267, $6,714, and $5,916 in Fiscal 2012, 2011 and 2010, respectively, was determined based on management's estimate of the probable vesting outcome.

Performance-Based SARs

The following table summarizes the performance-based SARs activity for the fiscal year ended December 29, 2012:

	Number of Awards	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding at December 31, 2011	1,399	$38.22
Granted	178	73.15
Change in units based on performance	(176)	56.73
Exercised	(603)	27.65
Forfeited	(40)	54.41
Outstanding at December 29, 2012	758	$49.93	5.34	$16,660

Vested and expected to vest	693	$47.90	4.52	$16,597

Outstanding and exercisable	271	$27.88	2.95	$11,814

The weighted average fair value of performance-based SARs granted during Fiscal 2012, 2011 and 2010 was $19.23, $19.86 and $19.10 per share, respectively. The aggregate intrinsic value of performance-based SARs exercised during Fiscal 2012 was $34,020. There were no awards exercised prior to Fiscal 2012. At December 29, 2012, the maximum potential payout under the Company's currently outstanding performance-based SAR awards was 2,480 units.

Performance-Based Restricted Stock Units and Restricted Stock

The following table summarizes the performance-based RSUs and restricted stock activity for the fiscal year ended December 29, 2012:

	Number of Awards	Weighted-Average Grant Date Fair Value

Nonvested at December 31, 2011	288	$38.46
Granted	38	75.20
Change in units based on performance	(38)	55.33
Vested	(175)	27.56
Forfeited	(11)	51.85
Nonvested at December 29, 2012	102	$63.08

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 29, 2012, December 31, 2011 and January 1, 2011
(in thousands, except per share data)

The fair value of each performance-based RSU and share of restricted stock is determined based on the market price of the Company's common stock on the date of grant. The weighted average fair value of performance-based RSUs or share of restricted stock granted during Fiscal 2012, 2011 and 2010 was $75.20, $67.16 and $67.74 per share, respectively. The total grant date fair value of performance-based restricted stock vested during Fiscal 2012 was $4,858. No awards vested prior to Fiscal 2012. At December 29, 2012, the maximum potential payout under the Company's currently outstanding performance-based RSUs was 513 shares.

Deferred Stock Units

The Company grants share-based awards annually to its Board of Directors in connection with its annual meeting of stockholders. These awards are granted in the form of DSUs as provided for in the Advance Auto Parts, Inc. Deferred Stock Unit Plan for Non-Employee Directors and Selected Executives, or the DSU Plan. Each DSU is equivalent to one share of common stock of the Company. The DSUs are awarded in two equal portions, each with different schedules for conversion into common shares.  The first type of DSUs is fully vested after one year of board service and is distributed in common shares after the director’s service on the board ends.  The second type of DSUs is fully vested after one year of board service and is distributed in common shares after three years.  Directors may choose to defer receipt of the second type of DSUs beyond the initial three years.  Additionally, the DSU Plan provides for the deferral of compensation as earned in the form of (i) an annual retainer for directors, and (ii) wages for certain highly compensated Team Members of the Company. These DSUs are settled in common stock with the participants at a future date, or over a specified time period as elected by the participants in accordance with the DSU Plan.

The Company granted 14 DSUs in Fiscal 2012. The weighted average fair value of DSUs granted during Fiscal 2012, 2011 and 2010 was $69.82, $62.99, and $49.27, respectively. The DSUs are awarded at a price equal to the market price of the Company's underlying stock on the date of the grant. For Fiscal 2012, 2011 and 2010, respectively, the Company recognized a total of $960, $1,008, and $1,064 on a pre-tax basis, in compensation expense for these DSU grants.

LTIP Availability

At December 29, 2012, there were 7,554 shares of common stock currently available for future issuance under the 2004 Plan based on management's current estimate of the probable vesting outcome for performance-based awards. The Company issues new shares of common stock upon exercise of stock options and SARs. Availability is determined net of forfeitures and is reduced by an additional 0.7 availability factor for restricted stock and DSUs in accordance with the LTIP. Availability also includes shares which became available for reissuance in connection with the exercise of SARs.

Employee Stock Purchase Plan

The Company also offers an ESPP. Eligible Team Members may purchase the Company's common stock at a discount to its fair market value on the date of purchase. During Fiscal 2012, the Company increased this discount from 5% to 10%. There are annual limitations on Team Member elections of either $25 per Team Member or ten percent of compensation, whichever is less. Under the plan, Team Members acquired 34, 38 and 41 shares in Fiscal 2012, 2011 and 2010, respectively. At December 29, 2012, there were 1,161 shares available to be issued under the plan.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 29, 2012, December 31, 2011 and January 1, 2011
(in thousands, except per share data)

19.	Accumulated Other Comprehensive Income (Loss):

Comprehensive income is computed as net earnings plus certain other items that are recorded directly to stockholders' equity during the accounting period. In addition to net earnings, comprehensive income also includes changes in unrealized gains or losses on hedge arrangements and postretirement plan benefits, net of tax. Accumulated other comprehensive income (loss), net of tax, for Fiscal 2012, 2011 and 2010 consisted of the following:

	Unrealized Gain (Loss) on Hedging Arrangements	Unrealized Gain (Loss) on Postretirement Plan	Accumulated Other Comprehensive Income (Loss)
Balance, January 2, 2010	$(10,348)	$3,649	$(6,699)
Fiscal 2010 activity	5,541	(439)	5,102
Balance, January 1, 2011	$(4,807)	$3,210	$(1,597)
Fiscal 2011 activity	4,553	(152)	4,401
Balance, December 31, 2011	$(254)	$3,058	$2,804
Fiscal 2012 activity	254	(391)	(137)
Balance, December 29, 2012	$—	$2,667	$2,667

20.	Segment and Related Information:

The Company has the following two reportable segments: AAP and AI. The AAP segment is comprised of 3,576 stores, as of December 29, 2012, which operate in the United States, Puerto Rico and the Virgin Islands under the trade names “Advance Auto Parts” and “Advance Discount Auto Parts.” These stores offer a broad selection of brand name and proprietary automotive replacement parts, accessories and maintenance items for domestic and imported cars and light trucks. The Company aggregates the financial results of AAP's geographic areas, which are individually considered operating segments, due to the economic similarities of those areas.

Included in the Company's geographic areas are sales generated from its e-commerce platforms. The Company's e-commerce platforms primarily consist of its online website and Commercial ordering platform as part of its integrated operating approach of serving its DIY and Commercial customers. The Company's online website allows its DIY customers to pick up merchandise at a conveniently located store location or have their purchases shipped directly to them. The majority of the Company's online sales are picked up at store locations. Through the Company's online ordering platform, Commercial customers can conveniently place orders with a designated store location.

The AI segment consists solely of the operations of Autopart International, and operates stores under the “Autopart International” trade name. AI mainly serves the Commercial market from its 218 stores, as of December 29, 2012, primarily located in the Northeastern, Mid-Atlantic and Southeastern regions of the United States.

The Company evaluates each of its segment’s financial performance based on net sales and operating profit for purposes of allocating resources and assessing performance. The accounting policies of the reportable segments are generally the same as those used by the Company.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 29, 2012, December 31, 2011 and January 1, 2011
(in thousands, except per share data)

The following table summarizes financial information for each of the Company's business segments for the years ended December 29, 2012, December 31, 2011 and January 1, 2011, respectively.

	2012	2011	2010
Net sales
AAP	$5,914,946	$5,884,903	$5,691,081
AI	306,138	301,077	249,514
Eliminations (1)	(16,081)	(15,518)	(15,392)
Total net sales	$6,205,003	$6,170,462	$5,925,203

Percentage of Sales, by Product Group in AAP Segment (2)
Parts and Batteries	64%	63%	61%
Accessories	14%	14%	15%
Chemicals	11%	11%	11%
Oil	10%	10%	10%
Other	1%	2%	3%
Total	100%	100%	100%

Income before provision for income taxes
AAP	$615,284	$621,700	$552,565
AI	8,790	11,536	4,490
Total income before provision for income taxes	$624,074	$633,236	$557,055

Provision for income taxes
AAP	$232,778	$233,753	$209,545
AI	3,626	4,801	1,457
Total provision for income taxes	$236,404	$238,554	$211,002

Segment assets
AAP	$4,352,686	$3,413,145	$3,141,828
AI	261,128	242,609	212,389
Total segment assets	$4,613,814	$3,655,754	$3,354,217

Depreciation and amortization
AAP	$183,183	$169,541	$158,738
AI	6,361	6,408	5,699
Total depreciation and amortization	$189,544	$175,949	$164,437

Capital expenditures
AAP	$265,179	$264,108	$191,193
AI	6,003	4,021	8,392
Total capital expenditures	$271,182	$268,129	$199,585

(1)
For Fiscal 2012, eliminations represented net sales of $10,192 from AAP to AI and $5,889 from AI to AAP. For Fiscal 2011, eliminations represented net sales of $8,522 from AAP to AI and $6,996 from AI to AAP. For Fiscal 2010, eliminations represented net sales of $6,933 from AAP to AI and $8,459 from AI to AAP.

(2)	Sales by product group are not available for the AI segment.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 29, 2012, December 31, 2011 and January 1, 2011
(in thousands, except per share data)

21.	Quarterly Financial Data (unaudited):

The following table summarizes quarterly financial data for Fiscal 2012 and 2011:

2012	First	Second	Third	Fourth
	(16 weeks)	(12 weeks)	(12 weeks)	(12 weeks)
Net sales	$1,957,292	$1,460,983	$1,457,527	$1,329,201
Gross profit	980,673	728,858	725,350	663,155
Net income	133,506	99,606	89,503	65,055

Basic earnings per share	1.83	1.36	1.22	0.89
Diluted earnings per share	1.79	1.34	1.21	0.88

2011	First	Second	Third	Fourth
	(16 weeks)	(12 weeks)	(12 weeks)	(12 weeks)
Net sales	$1,898,063	$1,479,839	$1,464,988	$1,327,572
Gross profit	958,201	735,848	724,503	650,738
Net income	109,583	113,107	105,553	66,439

Basic earnings per share	1.37	1.48	1.43	0.92
Diluted earnings per share	1.35	1.46	1.41	0.90

Note: Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not be equal to the per share amount for the year.

22.	Subsequent Event:

On December 31, 2012, the Company acquired B.W.P. Distributors, Inc. ("BWP") in an all-cash transaction. BWP, a privately held company that supplies, markets and distributes automotive aftermarket parts and products principally to commercial customers, operates or supplies 216 locations in the Northeastern United States. This acquisition will enable the Company to continue its expansion in the Northeast, which is a strategic growth area for the Company. Concurrent with the closing of the acquisition, the Company transferred the rights to distribute to 92 independently owned locations and one distribution center to an affiliate of General Parts International, Inc. ("GPI"), a privately held auto supply company. As a result, the Company will continue to operate 124 company-owned stores and two distribution centers. The Company will include the financial results of BWP in its consolidated financial statements commencing December 31, 2012 (Fiscal 2013.) The acquired assets and liabilities consist primarily of trade accounts receivable, merchandise inventories, other intangible assets, accounts payable and accrued expenses.

Under the terms of the agreement, the Company acquired the net assets in exchange for a purchase price of $191,500. The purchase price consists of $188,200 in cash at closing paid from cash on-hand, subject to certain adjustments. The purchase price also includes contingent cash payments of up to an aggregate of $3,300 based on certain post-closing conditions. The Company expects to receive proceeds of approximately $12,000 for the sale of certain assets related to the transition agreement with GPI. The Company recognized $1,761 of acquisition related costs in Fiscal 2012. Based upon the timing of the acquisition subsequent to the end of Fiscal 2012, the initial accounting for the acquisition is incomplete at this time as the Company is in the process of determining the fair values of the net assets acquired and goodwill resulting from the acquisition.

ADVANCE AUTO PARTS, INC.
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
Condensed Parent Company Balance Sheets
December 29, 2012 and December 31, 2011
(in thousands, except per share data)

	December 29, 2012	December 31, 2011
Assets
Cash and cash equivalents	$9	$20
Other current assets	5,884	1,803
Property and equipment, net of accumulated depreciation	—	2
Other assets, net	13,542	10,887
Intercompany receivable, net	14,626	—
Intercompany note receivable	598,937	—
Investment in subsidiary	1,183,572	2,996,334
Total assets	$1,816,570	$3,009,046

Liabilities and stockholders' equity
Accounts payable	$76	$—
Accrued expenses	2,467	9,878
Dividends payable	4,396	4,356
Long-term debt	598,937	298,922
Intercompany payable, net	—	1,847,976
Total liabilities	605,876	2,161,132
Stockholders' equity
Preferred stock, nonvoting, $0.0001 par value
10,000 shares authorized; no shares issued or outstanding	—	—
Common stock, voting $0.0001 par value; 200,000
shares authorized; 73,731 shares issued and 73,383 outstanding
in 2012 and 106,537 issued and 72,799 outstanding in 2011	7	11
Additional paid-in capital	520,215	500,237
Treasury stock, at cost, 348 and 33,738 shares	(27,095)	(1,644,767)
Accumulated other comprehensive income (loss)	2,667	2,804
Retained earnings	714,900	1,989,629
Total stockholders' equity	1,210,694	847,914
Total liabilities and stockholders' equity	$1,816,570	$3,009,046

The accompanying notes to the condensed parent company financial information are an integral part of this schedule.

ADVANCE AUTO PARTS, INC.
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
Condensed Parent Company Statements of Operations
For the Years Ended December 29, 2012, December 31, 2011 and January 1, 2011
(in thousands, except per share data)

	Fiscal Years
	2012	2011	2010
Selling, general and administrative expenses	$18,447	$21,603	$35,017
Other income, net	19,062	23,046	36,918
Income before provision for income taxes	615	1,443	1,901
Income tax provision	1,048	1,159	1,761
(Loss) income before equity in earnings of subsidiaries	(433)	284	140
Equity in earnings of subsidiaries	388,103	394,398	345,913
Net income	$387,670	$394,682	$346,053

Basic earnings per share	$5.29	$5.21	$4.00
Diluted earnings per share	$5.22	$5.11	$3.95

Average common shares outstanding	73,091	75,620	86,082
Average common shares outstanding - assuming dilution	74,062	77,071	87,155

ADVANCE AUTO PARTS, INC.
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
Condensed Parent Company Statements of Comprehensive Income
For the Years Ended December 29, 2012, December 31, 2011 and January 1, 2011
(in thousands, except per share data)

	Fiscal Years
	2012	2011	2010
Net income	$387,670	$394,682	$346,053
Other comprehensive income (loss), net of tax:
Changes in net unrecognized other postretirement benefit costs, net of $252, $98 and $205 tax	(391)	(152)	(439)
Unrealized gain on hedge arrangements, net of $163,163 and $1,257 tax	254	(254)	5,541
Amortization of unrecognized losses on interest rate swaps, net of $0, $3,644 and $0 tax	—	4,807	—
Other comprehensive income (loss)	(137)	4,401	5,102
Comprehensive income	$387,533	$399,083	$351,155

The accompanying notes to the condensed parent company financial information are an integral part of this schedule.

ADVANCE AUTO PARTS, INC.
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
Condensed Parent Company Statements of Cash Flows
For the Years Ended December 29, 2012, December 31, 2011 and January 1, 2011
(in thousands)

	Fiscal Years
	2012	2011	2010
Cash flows from operating activities:
Net income	$387,670	$394,682	$346,053
Adjustments to reconcile net income to net cash
(used in) provided by operations:
Equity in earnings of subsidiary	(388,103)	(394,398)	(345,913)
Depreciation and amortization	2	101	66
Other	420	(388)	(206)
Net cash (used in) provided by operating activities	(11)	(3)	—
Cash flows from investing activities:
Net cash used in investing activities	—	—	—
Cash flows from financing activities:	—	—	—
Net (decrease) increase in cash and cash equivalents	(11)	(3)	—
Cash and cash equivalents, beginning of period	20	23	23
Cash and cash equivalents, end of period	$9	$20	$23

Supplemental cash flow information:
Interest paid	$23,925	$17,250	$8,721
Income taxes paid, net	—	—	—
Noncash transactions:
Issuance of senior unsecured notes with proceeds received
by Stores	$299,904	$—	$298,761
Payment of debt related costs by Stores	2,942	3,656	4,572
Repurchase of Parent's common stock by Stores	27,095	631,149	622,442
Repurchase of Parent's common stock by Stores not settled	—	—	14,994
Proceeds received by Stores from stock transactions under the
Parent's stock subscription plan and Stores' stock option plan	8,495	21,056	42,160
Tax withholdings paid by Stores from stock transactions under the
Parent's stock subscription plan and Stores' stock option plan	(26,677)	(6,582)	(6,047)
Cash dividends paid by Stores on behalf of Parent	17,596	18,554	21,051
Retirement of common stock	1,644,767	—	—
Changes in other comprehensive income (loss)	(137)	4,401	5,102
Declared but unpaid cash dividends	4,396	4,356	4,930

The accompanying notes to the condensed parent company financial information are an integral part of this schedule.

ADVANCE AUTO PARTS, INC.
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
Notes to the Condensed Parent Company Statements
December 29, 2012, December 31, 2011 and January 1, 2011
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

Share-Based Payments

The Company grants share-based compensation awards to certain executive-level Team Members and members of its Board of Directors as provided for under its 2004 Long-Term Incentive Plan. The Company's accounting policy for share-based payments is the same as for the consolidated company which is described in the summary of significant accounting policies in Note 2 of the consolidated financial statements.

Earnings per Share

The Company uses the two-class method to calculate earnings per share. Under the two-class method, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are considered participating securities and are included in the computation of earnings per share. Certain of the Company's shares granted to Team Members in the form of restricted stock are considered participating securities.

ADVANCE AUTO PARTS, INC.
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
Notes to the Condensed Parent Company Statements
December 29, 2012, December 31, 2011 and January 1, 2011
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

New Accounting Pronouncements

In June 2011, the FASB issued ASU No. 2011-05 “Comprehensive Income – Presentation of Comprehensive Income.” ASU 2011-05 requires comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments in this update should be applied retrospectively and is effective for interim and annual reporting periods beginning after December 31, 2011. The Company adopted this guidance in the first quarter of 2012. The adoption of ASU 2011-05 is for presentation purposes only and had no material impact on the Company’s consolidated financial statements.

3. Intercompany Transactions

On December 29, 2012, Stores declared a non-cash dividend to the Company totaling $2,231,200. The dividend was comprised of: (i) the forgiveness of the $1,632,300 intercompany receivable owed to Stores by the Company and (ii) the issuance of a $598,900 intercompany note payable from Stores to the Company.

The intercompany note payable contains terms and conditions that are similar in all material respects to the Notes discussed in footnote 4 below.

4. Long-Term Debt

Senior Unsecured Notes

The Company’s 5.75% senior unsecured notes were issued in April 2010 at 99.587% of the principal amount of $300,000 and are due May 1, 2020 (the "2020 Notes"). The 2020 Notes bear interest at a rate of 5.75% per year payable semi-annually in arrears on May 1 and November 1 of each year. The Company’s 4.50% senior unsecured notes were issued in January 2012 at 99.968% of the principal amount of $300,000 and are due January 15, 2022 (the "2022 Notes" or collectively with 2020 Notes, "the Notes"). The 2022 Notes bear interest at a rate of 4.50% per year payable semi-annually in arrears on January 15 and July 15 of each year. The Company served as the issuer of the Notes with certain of the Company’s domestic subsidiaries currently serving as subsidiary guarantors. The terms of the Notes are governed by an indenture and supplemental indentures (collectively the “Indenture”) among the Company, the subsidiary guarantors and Wells Fargo Bank, National Association, as Trustee.

ADVANCE AUTO PARTS, INC.
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
Notes to the Condensed Parent Company Statements
December 31, 2011, January 1, 2011 and January 2, 2010
(in thousands, except per share data)

The Company may redeem some or all of the Notes at any time or from time to time, at the redemption price described in the Indenture. In addition, in the event of a Change of Control Triggering Event (as defined in each of the Indentures for the Notes), the Company will be required to offer to repurchase the Notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest to the repurchase date. The Notes are currently fully and unconditionally guaranteed, jointly and severally, on an unsubordinated and unsecured basis by each of the subsidiary guarantors. The Company will be permitted to release guarantees without the consent of holders of the Notes under the circumstances described in the Indenture: (i) upon the release of the guarantee of the Company's other debt that resulted in the affected subsidiary becoming a guarantor of this debt; (ii) upon the sale or other disposition of all or substantially all of the stock or assets of the subsidiary guarantor; or (iii) upon the Company's exercise of its legal or covenant defeasance option.

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

Bank Debt

The Company fully and unconditionally guarantees the revolving credit facility of Stores. The revolving credit agreement does not contain restrictions on the payment of dividends, loans or advances between the Company and Stores and Stores' subsidiaries. Therefore, there are no such restrictions as of December 29, 2012 and December 31, 2011.

5. Commitments and Contingencies

The Company has indirect commitments and contingencies through Stores. For a discussion of the commitments and contingencies of the consolidated company, see Notes 15 and 16 of the consolidated financial statements.

ADVANCE AUTO PARTS, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Allowance for doubtful accounts receivable:	Balance at Beginning of Period	Charges to Expenses	Deductions		Other	Balance at End of Period
January 1, 2011	$5,636	$2,066	$(2,886)	(1)	$—	$4,816
December 31, 2011	4,816	645	(1,405)	(1)	—	4,056
December 29, 2012	4,056	4,127	(2,264)	(1)	—	5,919

(1)	Accounts written off during the period. These amounts did not impact the Company's statement of operations for any year presented.

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

Dated: February 25, 2013

ADVANCE AUTO PARTS, INC.
By:	/s/ Michael A. Norona
Michael A. Norona
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Darren R. Jackson	President, Chief Executive Officer	February 25, 2013
Darren R. Jackson	and Director (Principal
Executive Officer)

/s/ Michael A. Norona	Executive Vice President and Chief	February 25, 2013
Michael A. Norona	Financial Officer (Principal
Financial and Accounting Officer)

/s/ John C. Brouillard	Chairman and Director	February 25, 2013
John C. Brouillard

/s/ John F. Bergstrom	Director	February 25, 2013
John F. Bergstrom

/s/ Fiona P. Dias	Director	February 25, 2013
Fiona P. Dias

/s/ Frances X. Frei	Director	February 25, 2013
Frances X. Frei

/s/ William S. Oglesby	Director	February 25, 2013
William S. Oglesby

/s/ Gilbert T. Ray	Director	February 25, 2013
Gilbert T. Ray

/s/ J. Paul Raines	Director	February 25, 2013
J. Paul Raines

/s/ Carlos A. Saladrigas	Director	February 25, 2013
Carlos A. Saladrigas

/s/ Jimmie L. Wade	Director	February 25, 2013
Jimmie L. Wade

S-1

EXHIBITS INDEX

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith
1.1	Underwriting Agreement, dated April 26, 2010, by and among Advance Auto Parts, Inc., the Subsidiary Guarantors signatory thereto, Banc of America Securities LLC and J.P. Morgan Securities Inc. as Representatives of the several Underwriters listed in Schedule 1 thereto, and BB&T Capital Markets, a division of Scott and Stringfellow, LLC, as qualified independent underwriter.	8-K	1.1	4/29/2010
1.2	Underwriting Agreement, dated January 11, 2012, by and among Advance Auto Parts, Inc., the Subsidiary Guarantors signatory thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC, SunTrust Robinson Humphrey, Inc. and Wells Fargo Securities, LLC, as Representatives of the several Underwriters listed in Schedule 1 thereto.	8-K	1.1	1/17/2012
3.1	Restated Certificate of Incorporation of Advance Auto Parts, Inc. (“Advance Auto”).	10-Q	3.1	8/16/2004
3.2	Amended and Restated Bylaws of Advance Auto. (effective August 12, 2009).	8-K	3.2	8/17/2009
4.1	Indenture, dated as of April 29, 2010, among Advance Auto Parts, Inc., each of the Subsidiary Guarantors from time to time party thereto and Wells Fargo Bank, National Association, as Trustee.	8-K	4.1	4/29/2010
4.2	First Supplemental Indenture, dated as of April 29, 2010, among Advance Auto Parts, Inc., each of the Subsidiary Guarantors from time to time party thereto and Wells Fargo Bank, National Association, as Trustee.	8-K	4.2	4/29/2010
4.3	Second Supplemental Indenture dated as of May 27, 2011 to the Indenture dated as of April 29, 2010 among Advance Auto Parts, Inc. as Issuer, each of the Subsidiary Guarantors from time to time party thereto and Wells Fargo Bank, National Association, as Trustee.	8-K	10.45	6/3/2011
4.4	Third Supplemental Indenture dated as of January 17, 2012 among Advance Auto Parts, Inc., each of the Subsidiary Guarantors from time to time party thereto and Wells Fargo Bank, National Association, as Trustee.	8-K	4.4	1/17/2012
4.5	Fourth Supplemental Indenture, dated as of December 21, 2012 among Advance Auto Parts, Inc., each of the Subsidiary Guarantors from time to time party thereto and Wells Fargo Bank, National Association, as Trustee.	8-K	4.5	12/21/2012
4.6	Form of 5.750% Note due 2020.	8-K	4.3	4/29/2010
4.7	Form of 4.500% Note due 2022.	8-K	4.5	1/17/2012
10.1	Form of Indemnity Agreement between each of the directors of Advance Auto and Advance Auto, as successor in interest to Advance Holding.	8-K	10.19	5/20/2004
10.2	Advance Auto Parts, Inc. 2004 Long-Term Incentive Plan (as amended April 17, 2008).	10-Q	10.19	5/29/2008
10.3	Advance Auto Parts, Inc. Deferred Stock Unit Plan for Non-Employee Directors and Selected Executives (as amended January 1, 2008), including First Amendment to the Advance Auto Parts, Inc. Deferred Stock Unit Plan for Non-Employee Directors and Selected Executives (as amended and restated effective as of January 1, 2009) and Second Amendment to the Advance Auto Parts, Inc. Deferred Stock Unit Plan for Non-Employee Directors and Selected Executives (as amended and restated effective as of January 1, 2010).	10-K	10.17	3/1/2011
10.4	Form of Advance Auto Parts, Inc. 2004 Long-Term Incentive Plan Stock Option Agreement.	10-Q	10.38	8/16/2004
10.5	Amended and Restated Advance Auto Parts, Inc. Employee Stock Purchase Plan.	DEF 14A	Appendix C	4/16/2012

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith
10.6	Advance Auto Parts, Inc. Deferred Compensation Plan (as amended January 1, 2008), including First Amendment to the Advance Auto Parts, Inc. Deferred Compensation Plan (as amended and restated effective as of January 1, 2009) and Second Amendment to the Advance Auto Parts, Inc. Deferred Compensation Plan (as amended and restated effective as of January 1, 2010).	10-K	10.19	3/1/2011
10.7	Form of Advance Auto Parts, Inc. 2007 Restricted Stock Award.	8-K	10.39	2/26/2007
10.8	Form of Advance Auto Parts, Inc. 2007 Stock Appreciation Right Award.	8-K	10.40	2/26/2007
10.9	Employment Agreement effective January 7, 2008 between Advance Auto Parts, Inc., and Darren R. Jackson.	8-K	10.25	1/1/2008
10.10	Advance Auto Parts, Inc. Executive Incentive Plan.	DEF 14A	Appendix B	4/11/2007
10.11	First Amendment to Employment Agreement effective June 4, 2008 between Advance Auto Parts, Inc. and Darren R. Jackson.	8-K	10.32	6/4/2008
10.12	Form of Employment Agreement effective June 4, 2008 between Advance Auto Parts, Inc., and Kevin P. Freeland and Michael A. Norona.	8-K	10.33	6/4/2008
10.13	Attachment C to Employment effective June 4, 2008 between Advance Auto Parts, Inc., and Kevin P. Freeland.	8-K	10.34	6/4/2008
10.14	Attachment C to Employment Agreement effective June 4, 2008 between Advance Auto Parts, Inc., and Michael A. Norona.	8-K	10.35	6/4/2008
10.15	Form of Senior Vice President Loyalty Agreements.	10-Q	10.37	11/12/2008
10.16	Form of Advance Auto Parts, Inc. Stock Appreciation Rights Award Agreement dated November 17, 2008.	8-K	10.38	11/21/2008
10.17	Form of Advance Auto Parts, Inc. Restricted Stock Award Agreement dated November 17, 2008.	8-K	10.39	11/21/2008
10.18	Second Amendment to Employment Agreement effective January 1, 2010 between Advance Auto Parts, Inc. and Darren R. Jackson.	10-Q	10.43	6/2/2010
10.19	Form of First Amendment to Employment Agreement effective January 1, 2010 between Advance Auto Parts, Inc. and Kevin P. Freeland and Michael A. Norona.	10-Q	10.44	6/2/2010
10.20	Employment Agreement dated as of January 1, 2012, between Advance Auto Parts, Inc. and Jimmie L. Wade.	8-K	10.46	1/24/2012
10.21	Third Amendment to Employment Agreement effective September 1, 2010 between Advance Auto Parts, Inc. and Darren R. Jackson.	10-Q	10.48	11/17/2010
10.22	Fourth Amendment to Employment Agreement effective January 7, 2011 between Advance Auto Parts, Inc. and Darren R. Jackson.	10-K	10.41	3/1/2011
10.23	Form of Advance Auto Parts, Inc. 2011 SARs Award Agreement and Restricted Stock Award Agreement between Advance Auto Parts, Inc. and Darren R. Jackson.	10-K	10.42	3/1/2011
10.24	Credit Agreement dated as of May 27, 2011 among Advance Auto Parts, Inc. Advance Stores Company, Incorporated, as borrower, the lenders party thereto and JPMorgan Chase Bank, N.A. as administrative agent.	8-K	10.43	6/3/2011
10.25	Guarantee Agreement dated as of May 27, 2011 among Advance Auto Parts, Inc., Advance Stores Company, Incorporated, as borrower, the subsidiaries to the borrower from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent for the lenders.	8-K	10.44	6/3/2011
10.26	Form of Advance Auto Parts, Inc. 2012 SARs Award Agreement and Restricted Stock Award Agreement between Advance Auto Parts, Inc. and Darren R. Jackson.	10-K	10.32	2/28/2012
10.27	Form of Advance Auto Parts, Inc. SAR Award Agreement under 2004 Long-Term Incentive Plan.	10-K	10.33	2/28/2012

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith
10.28	Form of Advance Auto Parts, Inc. Restricted Stock Award Agreement under 2004 Long-Term Incentive Plan.	10-K	10.34	2/28/2012
10.29	Fifth Amendment to Employment Agreement effective January 7, 2013, between Advance Auto Parts, Inc. and Darren R. Jackson.	8-K	10.35	10/12/2012
10.30	Second Amendment to Employment Agreement effective December 31, 2012 between Advance Auto Parts, Inc. and Kevin P. Freeland.	10-Q	10.36	11/13/2012
10.31	Second Amendment to Employment Agreement effective December 31, 2012 between Advance Auto Parts, Inc. and Michael A. Norona.	10-Q	10.37	11/13/2012
10.32	Supplement No. 1 to Guarantee Agreement.	8-K	10.1	12/21/2012
10.33	Third Amendment to the Advance Auto Parts, Inc. Deferred Compensation Plan (Effective as of January 1, 2013).				X
10.34	Third Amendment to the Advance Auto Parts, Inc. Deferred Stock Unit Plan for Non-Employee Directors and Selected Executives (Effective as of January 1, 2013).				X
10.35	Form of Advance Auto Parts, Inc. SARs Award Agreement and Restricted Stock Unit Award Agreement between Advance Auto Parts, Inc. and Darren R. Jackson.				X
10.36	Form of Advance Auto Parts, Inc. SARs Award Agreement and Restricted Stock Unit Award Agreement under 2004 Long-Term Incentive Plan.				X
12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges.				X
21.1	Subsidiaries of Advance Auto.				X
23.1	Consent of Deloitte & Touche LLP.				X
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS (1)	XBRL Instance Document
101.SCH (1)	XBRL Taxonomy Extension Schema Document
101.CAL (1)	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB (1)	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE (1)	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF (1)	XBRL Taxonomy Extension Definition Linkbase Document

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