Form 10-Q
period 2013-04-20
ADVANCE AUTO PARTS INC
filed 2013-05-28
CIK 1158449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 20, 2013
OR
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

As of May 24, 2013, the registrant had outstanding 72,959,064 shares of Common Stock, par value $0.0001 per share (the only class of common stock of the registrant outstanding).

i

PART I.  FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF
ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
April 20, 2013, December 29, 2012 and April 21, 2012
(in thousands, except per share data)
(unaudited)

	April 20, 2013	December 29, 2012	April 21, 2012
Assets
Current assets:
Cash and cash equivalents	$407,724	$598,111	$364,084
Receivables, net	272,208	229,866	146,228
Inventories, net	2,423,772	2,308,609	2,106,944
Other current assets	59,170	47,614	52,578
Total current assets	3,162,874	3,184,200	2,669,834
Property and equipment, net of accumulated depreciation of $1,153,258, $1,102,147 and $1,015,635	1,284,805	1,291,759	1,233,689
Assets held for sale	2,237	788	788
Goodwill	201,789	76,389	76,389
Intangible assets, net	57,994	28,845	30,288
Other assets, net	37,786	31,833	34,124
	$4,747,485	$4,613,814	$4,045,112
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$689	$627	$807
Accounts payable	2,101,549	2,029,814	1,737,339
Accrued expenses	381,315	379,639	376,807
Other current liabilities	140,588	149,558	133,761
Total current liabilities	2,624,141	2,559,638	2,248,714
Long-term debt	604,265	604,461	599,841
Other long-term liabilities	248,632	239,021	217,908
Commitments and contingencies
Stockholders' equity:
Preferred stock, nonvoting, $0.0001 par value	—	—	—
Common stock, voting, $0.0001 par value	7	7	7
Additional paid-in capital	520,276	520,215	506,963
Treasury stock, at cost	(87,013)	(27,095)	(5,174)
Accumulated other comprehensive income	4,891	2,667	2,909
Retained earnings	832,286	714,900	473,944
Total stockholders' equity	1,270,447	1,210,694	978,649
	$4,747,485	$4,613,814	$4,045,112

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
For the Sixteen Week Periods Ended
April 20, 2013 and April 21, 2012
(in thousands, except per share data)
(unaudited)

	Sixteen Week Periods Ended
	April 20, 2013	April 21, 2012
Net sales	$2,015,304	$1,957,292
Cost of sales, including purchasing and warehousing costs	1,007,098	976,619
Gross profit	1,008,206	980,673
Selling, general and administrative expenses	804,138	756,109
Operating income	204,068	224,564
Other, net:
Interest expense	(10,660)	(9,854)
Other income, net	958	502
Total other, net	(9,702)	(9,352)
Income before provision for income taxes	194,366	215,212
Provision for income taxes	72,576	81,706
Net income	$121,790	$133,506

Basic earnings per share	$1.66	$1.83
Diluted earnings per share	$1.65	$1.79
Dividends declared per common share	$0.06	$0.06

Average common shares outstanding	73,194	72,888
Average common shares outstanding - assuming dilution	73,806	74,223

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
For the Sixteen Week Periods Ended
April 20, 2013 and April 21, 2012
(in thousands)
(unaudited)

	Sixteen Week Periods Ended
	April 20, 2013	April 21, 2012
Net income	$121,790	$133,506
Other comprehensive income (loss), net of tax:
Changes in net unrecognized other postretirement benefit costs, net of $66 and $97 tax	(103)	(149)
Postretirement benefit plan amendment	2,327	—
Unrealized gain on hedge arrangements, net of $0 and $163 tax	—	254
Total other comprehensive income (loss)	2,224	105
Comprehensive income	$124,014	$133,611

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders' Equity
For the Sixteen Week Periods Ended
April 20, 2013 and April 21, 2012
(in thousands)
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock, at cost		Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount		Shares	Amount
Balance, December 29, 2012	—	$—	73,731	$7	$520,215	348	$(27,095)	$2,667	$714,900	$1,210,694
Net income									121,790	121,790
Total other comprehensive income								2,224		2,224
Issuance of shares upon the exercise of stock options			353		1,903					1,903
Tax withholdings related to the exercise of stock appreciation rights					(16,910)					(16,910)
Tax benefit from share-based compensation, net					11,873					11,873
Issuance of restricted stock, net of forfeitures			(4)							—
Amortization of restricted stock balance					1,166					1,166
Share-based compensation					1,498					1,498
Stock issued under employee stock purchase plan			7		518					518
Repurchase of common stock						781	(59,918)			(59,918)
Cash dividends									(4,404)	(4,404)
Other					13					13
Balance, April 20, 2013	—	$—	74,087	$7	$520,276	1,129	$(87,013)	$4,891	$832,286	$1,270,447

Balance, December 31, 2011	—	$—	106,537	$11	$500,237	33,738	$(1,644,767)	$2,804	$1,989,629	$847,914
Net income									133,506	133,506
Total other comprehensive income								105		105
Issuance of shares upon the exercise of stock options			685		3,957					3,957
Tax withholdings related to the exercise of stock appreciation rights					(20,768)					(20,768)
Tax benefit from share-based compensation, net					17,359					17,359
Issuance of restricted stock, net of forfeitures			12							—
Amortization of restricted stock balance					2,370					2,370
Share-based compensation					3,220					3,220
Stock issued under employee stock purchase plan			7		566					566
Repurchase of common stock						60	(5,174)			(5,174)
Retirement of treasury stock			(33,738)	(4)		(33,738)	1,644,767		(1,644,763)	—
Cash dividends									(4,428)	(4,428)
Other					22					22
Balance, April 21, 2012	—	$—	73,503	$7	$506,963	60	$(5,174)	$2,909	$473,944	$978,649

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows For the Sixteen Week Periods Ended April 20, 2013 and April 21, 2012 (in thousands) (unaudited)
	Sixteen Week Periods Ended
	April 20, 2013	April 21, 2012
Cash flows from operating activities:
Net income	$121,790	$133,506
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	64,027	55,799
Share-based compensation	2,664	5,590
Loss on property and equipment, net	100	382
Other	489	481
Provision for deferred income taxes	(3,249)	294
Excess tax benefit from share-based compensation	(11,971)	(17,386)
Net (increase) decrease in:
Receivables, net	(19,247)	(6,221)
Inventories, net	(70,728)	(63,786)
Other assets	(11,228)	95
Net increase in:
Accounts payable	35,363	84,156
Accrued expenses	19,240	35,946
Other liabilities	8,035	6,561
Net cash provided by operating activities	135,285	235,417
Cash flows from investing activities:
Purchases of property and equipment	(63,124)	(82,463)
Business acquisition, net of cash acquired	(186,859)	—
Sale of certain assets of acquired business	9,004	—
Proceeds from sales of property and equipment	136	188
Net cash used in investing activities	(240,843)	(82,275)
Cash flows from financing activities:
Decrease in bank overdrafts	(8,711)	(16,147)
Issuance of senior unsecured notes	—	299,904
Payment of debt related costs	—	(2,648)
Borrowings under credit facilities	—	58,500
Payments on credit facilities	—	(173,500)
Dividends paid	(8,800)	(8,784)
Proceeds from the issuance of common stock, primarily exercise of stock options	2,434	4,545
Tax withholdings related to the exercise of stock appreciation rights	(16,910)	(20,768)
Excess tax benefit from share-based compensation	11,971	17,386
Repurchase of common stock	(59,918)	(5,174)
Contingent consideration related to previous business acquisition	(4,726)	—
Other	(169)	(273)
Net cash (used in) provided by financing activities	(84,829)	153,041
Net (decrease) increase in cash and cash equivalents	(190,387)	306,183
Cash and cash equivalents, beginning of period	598,111	57,901
Cash and cash equivalents, end of period	$407,724	$364,084

Advance Auto Parts, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows For the Sixteen Week Periods Ended April 20, 2013 and April 21, 2012 (in thousands) (unaudited)
	Sixteen Week Periods Ended
	April 20, 2013	April 21, 2012
Supplemental cash flow information:
Interest paid	$8,397	$1,541
Income tax payments	45,575	29,823
Non-cash transactions:
Accrued purchases of property and equipment	14,643	19,731
Retirement of common stock	—	1,644,767
Accrued purchase price of business acquisition	2,057	—
Receivable for sale of certain assets of acquired business	7,794	—
Changes in other comprehensive income	2,224	105

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Sixteen Week Periods Ended April 20, 2013 and April 21, 2012
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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s consolidated financial statements for the fiscal year ended December 29, 2012, or Fiscal 2012.

The accounting policies followed in the presentation of interim financial results are consistent with those followed on an annual basis. These policies are presented in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for Fiscal 2012 (filed with the Securities and Exchange Commission, or SEC, on February 25, 2013).

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

New Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board, or FASB, issued ASU No. 2013-02 “Comprehensive Income - Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” ASU 2013-02 is an amendment adding new disclosure requirements for items reclassified out of accumulated other comprehensive income (“AOCI”). The amendment requires presentation of changes in AOCI balances by component and significant items reclassified out of AOCI by component either (1) on the face of the statement of operations or (2) as a separate disclosure in the notes to the financial statements. ASU 2013-02 is effective for fiscal years beginning after December 15, 2012. The adoption of ASU 2013-02 had no impact on the Company’s consolidated financial condition, results of operations or cash flows.

In July 2012, the FASB issued ASU No. 2012-02 “Intangible-Goodwill and Other – Testing Indefinite-Lived Intangible Assets for Impairment.” ASU 2012-02 modifies the requirement to test intangible assets that are not subject to amortization based on events or changes in circumstances that might indicate that the asset is impaired now requiring the test only if it is more likely than not that the asset is impaired. Furthermore, ASU 2012-02 provides entities the option of performing a qualitative assessment to determine if it is more likely than not that the fair value of an intangible asset is less than the carrying amount as a basis for determining whether it is necessary to perform a quantitative impairment test. ASU 2012-02 is effective for fiscal years beginning after September 15, 2012 and early adoption is permitted. The adoption of ASU 2012-02 had no impact on the Company’s consolidated financial condition, results of operations or cash flows.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Sixteen Week Periods Ended April 20, 2013 and April 21, 2012
(in thousands, except per share data)
(unaudited)

2.	Inventories, net:

Inventories are stated at the lower of cost or market. The Company used the LIFO method of accounting for approximately 95% of inventories at April 20, 2013, December 29, 2012 and April 21, 2012. Under LIFO, the Company’s cost of sales reflects the costs of the most recently purchased inventories, while the inventory carrying balance represents the costs for inventories purchased in Fiscal 2013 and prior years. The Company recorded a reduction to cost of sales of $886 and $7,641 for the sixteen weeks ended April 20, 2013 and April 21, 2012, respectively. The Company's overall costs to acquire inventory for the same or similar products have generally decreased historically as the Company has been able to leverage its continued growth, execution of merchandise strategies and realization of supply chain efficiencies.

An actual valuation of inventory under the LIFO method is performed by the Company at the end of each fiscal year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected fiscal year-end inventory levels and costs.

Inventory balances at April 20, 2013, December 29, 2012 and April 21, 2012 were as follows:

	April 20, 2013	December 29, 2012	April 21, 2012
Inventories at FIFO, net	$2,296,696	$2,182,419	$1,997,200
Adjustments to state inventories at LIFO	127,076	126,190	109,744
Inventories at LIFO, net	$2,423,772	$2,308,609	$2,106,944

3.	Acquisition of B.W.P. Distributors:

On December 31, 2012, the Company acquired B.W.P. Distributors, Inc. ("BWP") in an all-cash transaction. BWP, a privately held company that supplies, markets and distributes automotive aftermarket parts and products principally to commercial customers, operates or supplies 216 locations in the Northeastern United States. The Company believes this acquisition will enable it to continue its expansion in the competitive Northeast, which is a strategic growth area for the Company due to the large population and overall size of the market, and to gain valuable information to apply to its existing operations as a result of BWP's expertise in Commercial. The amount of acquired goodwill reflects this strategic importance to the Company. Concurrent with the closing of the acquisition, the Company transferred BWP's rights to distribute to 92 independently owned locations and one distribution center to an affiliate of General Parts International, Inc. ("GPI"), a privately held auto supply company. As a result, the Company will continue to operate the 124 BWP company-owned stores and two remaining BWP distribution centers. The Company has included the financial results of BWP in its consolidated financial statements commencing December 31, 2012 (Fiscal 2013). Pro forma results of operations related to the acquisition of BWP are not presented as BWP's results are not material to the Company's condensed consolidated statements of operations.

Under the terms of the agreement, the Company acquired the net assets in exchange for a purchase price of $190,240, of which $2,057 was accrued as of April 20, 2013. The purchase price is subject to certain post-closing adjustments which are not expected to be finalized before the filing of this Quarterly Report on Form 10-Q. The Company sold certain of the acquired assets for $16,798 related to the transition agreement with GPI, of which $7,794 had not been settled and therefore included in Receivables, net as of April 20, 2013.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Sixteen Week Periods Ended April 20, 2013 and April 21, 2012
(in thousands, except per share data)
(unaudited)

The following table summarizes the consideration paid for BWP and the amounts of the assets acquired and liabilities assumed that were recognized at the acquisition date:

Total Consideration	$190,240

Recognized amounts of identifiable assets
acquired and liabilities assumed
Cash and cash equivalents	$1,324
Receivables	22,615
Inventory	52,229
Other current assets	9,741
Property, plant and equipment	5,329
Intangible assets	31,600
Other assets	2,147
Accounts payable	(36,372)
Accrued and other current liabilities	(11,843)
Long-term liabilities	(11,930)
Total identifiable net assets	64,840

Goodwill	125,400

Total acquired net assets	$190,240

Due to the nature of BWP's business, the assets acquired and liabilities assumed as part of this acquisition are similar in nature to those of Advance. For additional information regarding intangible assets acquired, see Note 4, Goodwill and Intangible Assets. All of the goodwill is expected to be deductible for income tax purposes.

4.	Goodwill and Intangible Assets:

Goodwill

The Company has goodwill recorded in both the Advance Auto Parts ("AAP") and Autopart International ("AI") segments. The following table reflects the carrying amount of goodwill pertaining to the Company's two segments and the changes in goodwill carrying amounts.

	AAP Segment	AI Segment	Total
Balance at December 29, 2012	$58,095	$18,294	$76,389
Fiscal 2013 activity	125,400	—	125,400
Balance at April 20, 2013	$183,495	$18,294	$201,789

Balance at December 31, 2011	$58,095	$18,294	$76,389
Fiscal 2012 activity	—	—	—
Balance at April 21, 2012	$58,095	$18,294	$76,389

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Sixteen Week Periods Ended April 20, 2013 and April 21, 2012
(in thousands, except per share data)
(unaudited)

As discussed in Note 3, on December 31, 2012, the Company acquired BWP in an all-cash transaction which resulted in the addition of $125,400 of goodwill in the AAP Segment.

Intangible Assets Other Than Goodwill

In addition to goodwill, the Company also recorded an increase to intangible assets of $31,600, which is disclosed in the intangible asset table below. The increase included Customer Relationships of $26,400 which will be amortized over 12 years and other intangible assets totaling $5,200 which will be amortized over a weighted average of 3.4 years. The gross and net carrying amounts of acquired intangible assets as of April 20, 2013, December 29, 2012 and April 21, 2012 are comprised of the following:

	Acquired intangible assets
	Subject to Amortization			Not Subject to Amortization	Total Intangible Assets (excluding goodwill)
	Customer Relationships	Acquired Technology	Other	Trademark and Tradenames
Gross:
Gross carrying amount at December 29, 2012	$9,800	$8,850	$885	$20,550	$40,085
Additions	26,400	—	5,200	—	31,600
Gross carrying amount at April 20, 2013	$36,200	$8,850	$6,085	$20,550	$71,685

Gross carrying amount at December 31, 2011	$9,800	$7,750	$885	$20,550	$38,985
Additions	—	—	—	—	—
Gross carrying amount at April 21, 2012	$9,800	$7,750	$885	$20,550	$38,985

Net:
Net book value at December 29, 2012	$2,658	$5,419	$218	$20,550	$28,845
Additions	26,400	—	5,200	—	31,600
2013 amortization	(972)	(908)	(571)	—	(2,451)
Net carrying amount at April 20, 2013	$28,086	$4,511	$4,847	$20,550	$57,994

Net book value at December 31, 2011	$3,618	$6,987	$225	$20,550	$31,380
Additions	—	—	—	—	—
2012 amortization	(295)	(795)	(2)	—	(1,092)
Net carrying amount at April 21, 2012	$3,323	$6,192	$223	$20,550	$30,288

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Sixteen Week Periods Ended April 20, 2013 and April 21, 2012
(in thousands, except per share data)
(unaudited)

Future Amortization Expense

The table below shows expected amortization expense for the next five years for acquired intangible assets recorded as of April 20, 2013:

Fiscal Year	Amount
Remainder of 2013	$5,516
2014	7,205
2015	3,737
2016	2,707
2017	2,707
Thereafter	15,572

5.	Receivables, net:

Receivables consist of the following:

	April 20, 2013	December 29, 2012	April 21, 2012
Trade	$149,952	$110,153	$19,195
Vendor	124,842	119,770	123,860
Other	6,685	5,862	6,725
Total receivables	281,479	235,785	149,780
Less: Allowance for doubtful accounts	(9,271)	(5,919)	(3,552)
Receivables, net	$272,208	$229,866	$146,228

During Fiscal 2012, the Company began the in-sourcing of its commercial credit function. This initiative consists of the transition from using a third party financial institution to settle credit transactions with its Commercial customers to processing those transactions internally, thus increasing the trade receivable balance when compared to the same period in the prior year.

6.	Long-term Debt:

Long-term debt consists of the following:

	April 20, 2013	December 29, 2012	April 21, 2012
Revolving facility at variable interest rates (1.70%, 1.74% and 1.75% at April 20, 2013, December 29, 2012 and April 21, 2012, respectively) due May 27, 2016	$—	$—	$—
5.75% Senior Unsecured Notes (net of unamortized discount of $941, $975 and $1,047 at April 20, 2013, December 29, 2012 and April 21, 2012, respectively) due May 1, 2020	299,058	299,025	298,953
4.50% Senior Unsecured Notes (net of unamortized discount of $86, $88 and $94 at April 20, 2013, December 29, 2012 and April 21, 2012, respectively) due January 15, 2022	299,914	299,912	299,906
Other	5,982	6,151	1,789
	604,954	605,088	600,648
Less: Current portion of long-term debt	(689)	(627)	(807)
Long-term debt, excluding current portion	$604,265	$604,461	$599,841

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Sixteen Week Periods Ended April 20, 2013 and April 21, 2012
(in thousands, except per share data)
(unaudited)

Bank Debt

The Company has a $750,000 unsecured five-year revolving credit facility (the "Facility") with Stores serving as the borrower. The Facility also provides for the issuance of letters of credit with a sub-limit of $300,000, and swingline loans in an amount not to exceed $50,000. The Company may request, subject to agreement by one or more lenders, that the total revolving commitment be increased by an amount not exceeding $250,000 (up to a total commitment of $1,000,000) during the term of the credit agreement. Voluntary prepayments and voluntary reductions of the revolving balance are permitted in whole or in part, at the Company’s option, in minimum principal amounts as specified in the revolving credit facility. The Facility matures on May 27, 2016.

As of April 20, 2013, the Company had no borrowings outstanding under the Facility, and had letters of credit outstanding of $78,774, which reduced the availability under the Facility to $671,226. The letters of credit generally have a term of one year or less and primarily serve as collateral for the Company's self-insurance policies.

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

The Facility contains covenants restricting the Company's ability to, among other things:  (1) permit the subsidiaries of Advance Stores to create, incur or assume additional debt; (2) incur liens or engage in sale-leaseback transactions; (3) make loans and investments (including acquisitions); (4) guarantee obligations; (5) engage in certain mergers and liquidations; (6) change the nature of the Company’s business and the business conducted by its subsidiaries; (7) enter into certain hedging transactions; and (8) change Advance’s status as a holding company. The Company is also required to comply with financial covenants with respect to a maximum leverage ratio and a minimum consolidated coverage ratio. The Company was in compliance with its covenants at April 20, 2013 and December 29, 2012, respectively. The Facility also provides for customary events of default, covenant defaults and cross-defaults to the Company's other material indebtedness.

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

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Sixteen Week Periods Ended April 20, 2013 and April 21, 2012
(in thousands, except per share data)
(unaudited)

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

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Sixteen Week Periods Ended April 20, 2013 and April 21, 2012
(in thousands, except per share data)
(unaudited)

The following table sets forth the Company’s financial liabilities that were measured at fair value on a recurring basis as of April 20, 2013, December 29, 2012 and April 21, 2012:

		Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
As of April 20, 2013

Contingent consideration related to business acquisitions	$12,746	$—	$—	$12,746

As of December 29, 2012

Contingent consideration related to business acquisitions	16,999	—	—	16,999

As of April 21, 2012

Contingent consideration related to business acquisitions	$27,776	$—	$—	$27,776

The fair value of the contingent consideration, which is recorded in Accrued expenses and Other long-term liabilities, is based on various estimates including the Company's estimate of the probability of achieving the targets and the time value of money. During the sixteen weeks ended April 20, 2013, contingent consideration decreased primarily due to a payment of $4,726 resulting from the achievement of performance conditions, partially offset by amortization of the net present value discount.

The carrying amount of the Company’s cash and cash equivalents, accounts receivable, bank overdrafts, accounts payable, accrued expenses and current portion of long term debt approximate their fair values due to the relatively short term nature of these instruments. The fair value of the Company’s senior unsecured notes was determined using Level 2 inputs based on quoted market prices. The Company believes that the carrying value of its other long-term debt and certain long-term liabilities approximate fair value.

The carrying value and fair value of the Company's long-term debt as of April 20, 2013, December 29, 2012 and April 21, 2012, respectively, are as follows:

	April 20, 2013	December 29, 2012	April 21, 2012
Carrying Value	$604,265	$604,461	$599,841
Fair Value	$658,000	$655,000	$651,000

Non-Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). At April 20, 2013, the Company had no significant non-financial assets or liabilities that had been adjusted to fair value subsequent to initial recognition.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Sixteen Week Periods Ended April 20, 2013 and April 21, 2012
(in thousands, except per share data)
(unaudited)

8.	Stock Repurchase Program:

The Company’s stock repurchase program allows it to repurchase its common stock on the open market or in privately negotiated transactions from time to time in accordance with the requirements of the SEC. The Company's $500,000 stock repurchase program in place as of April 20, 2013 was authorized by its Board of Directors on May 14, 2012.

During the sixteen weeks ended April 20, 2013, the Company repurchased 767 shares of its common stock at an aggregate cost of $58,846, or an average price of $76.72 per share under its stock repurchase program. The Company had $433,539 remaining under its stock repurchase program as of April 20, 2013. The Company repurchased 14 shares of its common stock at an aggregate cost of $1,072, or an average price of $76.51 per share, in connection with the net settlement of shares issued as a result of the vesting of restricted stock during the sixteen weeks ended April 20, 2013.

During the sixteen weeks ended April 21, 2012, the Company repurchased no shares of its common stock under its $300,000 stock repurchase program authorized by its Board of Directors on August 9, 2011. The Company repurchased 60 shares of its common stock at an aggregate cost of $5,174, or an average price of $85.73 per share, in connection with the net settlement of shares issued as a result of the vesting of restricted stock during the sixteen weeks ended April 21, 2012. Also during the sixteen weeks ended April 21, 2012, the Company retired $33,738 shares of treasury stock.

9.	Earnings per Share:

Certain of the Company’s shares granted to employees in the form of restricted stock are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per share. For the sixteen week periods ended April 20, 2013 and April 21, 2012, earnings of $284 and $321, respectively, were allocated to the participating securities.

Diluted earnings per share are calculated by including the effect of dilutive securities. Share-based awards to purchase approximately 240 and 229 shares of common stock that had an exercise price in excess of the average market price of the common stock during the sixteen week periods ended April 20, 2013 and April 21, 2012, respectively, were not included in the calculation of diluted earnings per share because they were anti-dilutive.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Sixteen Week Periods Ended April 20, 2013 and April 21, 2012
(in thousands, except per share data)
(unaudited)

The following table illustrates the computation of basic and diluted earnings per share for the sixteen week periods ended April 20, 2013 and April 21, 2012, respectively:

	Sixteen Weeks Ended
	April 20, 2013	April 21, 2012
Numerator
Net income applicable to common shares	$121,790	$133,506
Participating securities' share in earnings	(284)	(321)
Net income applicable to common shares	$121,506	$133,185
Denominator
Basic weighted average common shares	73,194	72,888
Dilutive impact of share-based awards	612	1,335
Diluted weighted average common shares	73,806	74,223

Basic earnings per common share
Net income applicable to common stockholders	$1.66	$1.83

Diluted earnings per common share
Net income applicable to common stockholders	$1.65	$1.79

10.	Warranty Liabilities:

The following table presents changes in the Company’s warranty reserves:

	April 20, 2013	December 29, 2012	April 21, 2012
	(16 weeks ended)	(52 weeks ended)	(16 weeks ended)
Warranty reserve, beginning of period	$38,425	$38,847	$38,847
Additions to warranty reserves	12,966	40,766	11,590
Reserves utilized	(12,326)	(41,188)	(12,797)

Warranty reserve, end of period	$39,065	$38,425	$37,640

The Company’s warranty liabilities are included in Accrued expenses in its condensed consolidated balance sheets.

11.	Segment and Related Information:

The Company has the following two reportable segments: AAP and AI. The AAP segment is comprised of 3,746 stores, as of April 20, 2013, which operate primarily in the United States, Puerto Rico and the Virgin Islands under the trade names “Advance Auto Parts” and “Advance Discount Auto Parts.” These stores offer a broad selection of brand name and proprietary automotive replacement parts, accessories and maintenance items for domestic and imported cars and light trucks. The Company aggregates the financial results of AAP's geographic areas, which are individually considered operating segments, due to the economic similarities of those areas.

Included in the Company's geographic areas are sales generated from its e-commerce platforms. The Company's e-commerce platforms primarily consist of its online website and Commercial ordering platforms as part of its integrated operating approach of serving its DIY and Commercial customers. The Company's online website allows its DIY customers to pick up merchandise at a conveniently located store location or have their purchases shipped directly to them. The majority of

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Sixteen Week Periods Ended April 20, 2013 and April 21, 2012
(in thousands, except per share data)
(unaudited)

the Company's online sales are picked up at store locations. Through the Company's online ordering platform, Commercial customers can conveniently place orders with a designated store location.

The AI segment consists solely of the operations of Autopart International and operates stores under the “Autopart International” trade name. AI mainly serves the Commercial market from its 223 stores, as of April 20, 2013, primarily located in the Northeastern, Mid-Atlantic and Southeastern regions of the United States.

The Company evaluates each of its segment’s financial performance based on net sales and operating profit for purposes of allocating resources and assessing performance. The accounting policies of the reportable segments are generally the same as those described in the Annual Report on Form 10-K for the year ended December 29, 2012.

The following table summarizes financial information for each of the Company's business segments for the sixteen weeks ended April 20, 2013 and April 21, 2012, respectively.

	Sixteen Week Periods Ended
	April 20, 2013	April 21, 2012
Net sales
AAP	$1,918,093	$1,868,431
AI	102,232	93,594
Eliminations (1)	(5,021)	(4,733)
Total net sales	$2,015,304	$1,957,292

Income before provision for income taxes
AAP	$192,088	$211,349
AI	2,278	3,863
Total income before provision for income taxes	$194,366	$215,212

Provision for income taxes
AAP	$71,235	$80,134
AI	1,341	1,572
Total provision for income taxes	$72,576	$81,706

	April 20, 2013	December 29, 2012	April 21, 2012
Segment assets
AAP	$4,474,744	$4,352,686	$3,800,745
AI	272,741	261,128	244,367
Total segment assets	$4,747,485	$4,613,814	$4,045,112

(1)
For the sixteen weeks ended April 20, 2013, eliminations represented net sales of $3,713 from AAP to AI and $1,308 from AI to AAP. For the sixteen weeks ended April 21, 2012, eliminations represented net sales of $2,897 from AAP to AI and $1,836 from AI to AAP.

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

These forward-looking statements are based upon assessments and assumptions of management in light of historical results and trends, current conditions and potential future developments that often involve judgments, estimates, assumptions and projections. Forward-looking statements reflect current views about our plans, strategies and prospects, which are based on information currently available.

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

Listed below and discussed in our Annual Report on Form 10-K for the year ended December 29, 2012 (filed with the Securities and Exchange Commission, or SEC, on February 25, 2013), which we refer to as our 2012 Form 10-K, are some important risks, uncertainties and contingencies which could cause our actual results, performance or achievements to be materially different from any forward-looking statements made or implied in this report. These include, but are not limited to, the following:

•	a decrease in demand for our products;

•	competitive pricing and other competitive pressures;

•	our ability to implement our business strategy;

•
our ability to expand our business, including the location of available and suitable real estate for new store locations, the integration of any acquired businesses and the continued increase in supply chain capacity and efficiency;

•	our dependence on our suppliers to provide us with products that comply with safety and quality standards;

•	our ability to attract and retain qualified employees, or Team Members;

•	the potential for fluctuations in the market price of our common stock and the resulting exposure to securities class action litigations;

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

Introduction

We are a leading specialty retailer of automotive aftermarket parts, accessories, batteries and maintenance items primarily operating within the United States. Our stores carry an extensive product line for cars, vans, sport utility vehicles and light trucks. We serve both "do-it-yourself," or DIY, and “do-it-for-me,” or Commercial, customers. Our Commercial customers consist primarily of delivery customers for whom we deliver products from our store locations to our Commercial customers’ places of business, including independent garages, service stations and auto dealers. At April 20, 2013, we operated a total of 3,969 stores.

We operate in two reportable segments: Advance Auto Parts, or AAP, and Autopart International, Inc., or AI. The AAP segment is comprised of our store operations within the Northeastern, Southeastern and Midwestern (inclusive of South Central) regions of the United States, Puerto Rico and the Virgin Islands which primarily operate under the trade names “Advance Auto Parts” and “Advance Discount Auto Parts.” At April 20, 2013, we operated 3,746 stores in the AAP segment. Our AAP stores offer a broad selection of brand name and private label automotive replacement parts, accessories, batteries and maintenance items for domestic and imported cars and light trucks. Through our integrated operating approach, we serve our DIY and Commercial customers from our store locations and online at www.AdvanceAutoParts.com. Our online website allows our DIY customers to pick up merchandise at a conveniently located store or have their purchases shipped directly to their home or business. Our Commercial customers can conveniently place their orders online.

At April 20, 2013, we operated 223 stores in the AI segment under the “Autopart International” trade name. AI’s business primarily serves the Commercial market from its store locations in the Northeastern, Mid-Atlantic and Southeastern regions of the United States. For additional information regarding our segments, see Note 11, Segment and Related Information, of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Management Overview

We generated earnings per diluted share, or diluted EPS, of $1.65 during our sixteen weeks ended April 20, 2013 (or the first quarter of Fiscal 2013) compared to $1.79 for the comparable period of Fiscal 2012. The decrease in our diluted EPS was primarily due to a decrease in our operating income. Our first quarter sales remained constrained in many of our markets where we've seen a slower start to the spring selling season resulting in lower than expected sales of maintenance and discretionary products. The current economic conditions also continue to negatively affect our sales consistent with many other retailers, including our peer companies in the automotive aftermarket industry, as consumers have dealt with payroll tax increases, delayed income tax refunds and rising gas prices throughout much of our first quarter.

Despite our performance during the first quarter, we remain encouraged by (i) the long-term dynamics of the automotive aftermarket industry, (ii) initiatives that are underway in support of our strategies and (iii) recent indicators that our business has responded positively to the eventual beginning of spring weather in certain of our markets. We continue to generate a significant amount of cash on-hand to invest in capital improvements and initiatives to support our two key strategies, which are discussed later in "Business and Industry Update."

On December 31, 2012, we acquired B.W.P. Distributors, Inc. ("BWP"), a privately held company that supplies, markets and distributes automotive aftermarket parts and products principally to Commercial customers. BWP operated or supplied 216 locations in the Northeastern United States. We believe this acquisition will enable us to continue our expansion in the competitive Northeast, which is a strategic growth area for us due to the large population and overall size of the market, and to gain valuable information to apply to our existing operations as a result of BWP's expertise in Commercial. Concurrent with the closing of the acquisition, we transferred BWP's rights to distribute to 92 independently owned locations and one distribution center to an affiliate of General Parts International, Inc. ("GPI"), a privately held auto supply company. We will operate the 124 BWP company-owned stores and two distribution centers and plan to integrate the BWP stores into our Advance Auto operations over the next twelve to fifteen months beginning in our second quarter of Fiscal 2013.

Summary of First Quarter Financial Results

A high-level summary of our financial results for the first quarter of Fiscal 2013 is included below:

•
Net sales during the first quarter of Fiscal 2013 were $2,015.3 million, an increase of 3.0% as compared to the first quarter of Fiscal 2012, primarily driven by the 124 acquired BWP stores and the addition of 163 net new stores over the past 12 months partially offset by a 3.2% decrease in comparable store sales.

•
Our operating income for the first quarter of Fiscal 2013 was $204.1 million, a decrease of $20.5 million from the comparable period of Fiscal 2012. As a percentage of total sales, operating income was 10.1%, a decrease of 135 basis points, due to higher SG&A combined with a slight decrease in gross profit rate.

•
Our inventory balance as of April 20, 2013 increased $316.8 million, or 15.0%, over our inventory balance as of April 21, 2012 to support our inventory availability initiatives and as a result of the BWP acquisition and new store openings.

•
We generated operating cash flow of $135.3 million during the sixteen weeks ended April 20, 2013, a decrease of 42.5% from the comparable period in Fiscal 2012, with the largest portion of the decrease consisting of a decrease in cash flows from inventory, net of accounts payable, driven primarily by the timing of payments to vendors.

Refer to the "Results of Operations" and "Liquidity and Capital Resources" sections for further details of our income statement and cash flow results, respectively.

Business and Industry Update

Our two key strategies, Superior Availability and Service Leadership, remain unchanged in the first quarter of Fiscal 2013. Superior Availability is aimed at product availability and maximizing the speed, reliability and efficiency of our supply chain. Service Leadership leverages our product availability in addition to more consistent execution of customer-facing initiatives to strengthen our integrated operating approach of serving our DIY and Commercial customers whether in our stores or on-line. Through these two key strategies, we believe we can continue to build on the initiatives discussed below and produce favorable financial results over the long term. Sales to Commercial customers remain the biggest opportunity for us to increase our overall market share in the automotive aftermarket industry. Our Commercial sales, as a percentage of total sales, increased to 41% for the first quarter of Fiscal 2013 compared to 38% for the same period in Fiscal 2012. This increase was more pronounced this quarter due to the contribution of the acquired BWP stores which are more weighted in Commercial than our Advance stores.

A few of the priorities under our strategies include:

•
Growing our Commercial business through improved delivery speed and reliability; increased customer retention; increased volume with national and regional accounts; and the acquisition and integration of BWP;

•
Improving localized parts availability through the continued increase in number of our larger HUB stores, strengthened focus on in-store availability and leveraging the advancement of our supply chain infrastructure;

•	Accelerating our new store growth rate; and

•	Continuing our focus on store execution through more effective scheduling, product on-hand accuracy, sales training and customer engagement.

The automotive aftermarket industry is influenced by a number of general macroeconomic factors similar to those affecting the overall retail industry. These factors include, but are not limited to, fuel costs, unemployment rates, consumer confidence and spending habits, and competition. While we feel that the difficult conditions affecting the macroeconomic environment continue to constrain consumer spending in the automotive aftermarket, we remain confident that the long-term dynamics of the industry are positive.

Favorable industry dynamics include:

•	an increase in number and average age of vehicles;

•	a long-term expectation that miles driven will increase based on historical trends; and

•	a fragmented commercial market.

Conversely, the factors negatively affecting the automotive aftermarket industry include:

•	higher and more volatile gas prices;

•	longer maintenance and part failure intervals on newer cars due to an increase in quality; and

•	deferral of elective automotive maintenance in the near term as more consumers contemplate new automobile purchases.

While we believe our lower sales will not be a long-term trend given the overall positive long-term industry dynamics, we do anticipate constrained sales for the remainder of Fiscal 2013 based on the current trend of lower customer demand. Despite the lower sales, we are committed to achieving our long-term sales growth and profitability goals by remaining focused on our Commercial sales growth while balancing support and discretionary expenses with the additional cost of investments in our key strategies.

Consolidated Operating Results and Key Statistics and Metrics

The following table highlights certain consolidated operating results and key statistics and metrics for the sixteen weeks ended April 20, 2013 and April 21, 2012, respectively, and the fiscal years ended December 29, 2012 and December 31, 2011. We use these key statistics and metrics to measure the financial progress of our key strategies.

	Sixteen Weeks Ended
	April 20, 2013	April 21, 2012	FY 2012	FY 2011
Operating Results:
Total net sales (in 000s)	$2,015,304	$1,957,292	$6,205,003	$6,170,462
Comparable store sales growth (1)	(3.2)%	2.1%	(0.8)%	2.2%
Gross profit	50.0%	50.1%	49.9%	49.7%
SG&A	39.9%	38.6%	39.3%	39.0%
Operating profit	10.1%	11.5%	10.6%	10.8%
Diluted earnings per share	$1.65	$1.79	$5.22	$5.11

Key Statistics and Metrics:
Number of stores, end of period	3,969	3,682	3,794	3,662
Total store square footage, end of period (in 000s)	29,021	26,843	27,806	26,663
Total Team Members, end of period	54,280	54,038	53,473	52,002
Sales per store (in 000s)(2)(3)	$1,637	$1,711	$1,664	$1,708
Operating income per store (in 000s)(2)(4)	$166	$193	$176	$184
Gross margin return on inventory (2)(5)	9.0	6.8	9.3	6.6

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

Store Development by Segment

The following table sets forth the total number of new, closed and relocated stores and stores with Commercial delivery programs during the sixteen weeks ended April 20, 2013 and April 21, 2012 by segment. We lease approximately 79% of our AAP stores. We lease 100% of our AI stores.

AAP
	Sixteen Weeks Ended
	April 20, 2013	April 21, 2012
Number of stores at beginning of period	3,576	3,460
New stores	49	22
Acquired BWP stores	124	—
Closed stores	(3)	—
Number of stores, end of period	3,746	3,482
Relocated stores	2	4
Stores with commercial delivery programs	3,443	3,159

AI
	Sixteen Weeks Ended
	April 20, 2013	April 21, 2012
Number of stores at beginning of period	218	202
New stores	7	3
Closed stores	(2)	(5)
Number of stores, end of period	223	200
Relocated stores	6	2
Stores with commercial delivery programs	223	200

During Fiscal 2013, we anticipate adding approximately 155 to 165 AAP stores (excluding the 124 BWP stores acquired on December 31, 2012) and 10 to 15 AI stores.

Critical Accounting Policies

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Our discussion and analysis of the financial condition and results of operations are based on these financial statements. The preparation of these financial statements requires the application of accounting policies in addition to certain estimates and judgments by our management. Our estimates and judgments are based on currently available information, historical results and other assumptions we believe are reasonable. Actual results could differ materially from these estimates. During the sixteen weeks ended April 20, 2013, we consistently applied the critical accounting policies discussed in our 2012 Form 10-K. For a complete discussion regarding these critical accounting policies, refer to the 2012 Form 10-K.

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

Results of Operations

The following table sets forth certain of our operating data expressed as a percentage of net sales for the periods indicated.

	Sixteen Week Periods Ended
	April 20, 2013	April 21, 2012
Net sales	100.0%	100.0%
Cost of sales, including purchasing and warehousing costs	50.0	49.9
Gross profit	50.0	50.1
Selling, general and administrative expenses	39.9	38.6
Operating income	10.1	11.5
Interest expense	(0.5)	(0.5)
Other expense, net	0.0	0.0
Provision for income taxes	3.6	4.2
Net income	6.0%	6.8%

Sixteen Weeks Ended April 20, 2013 Compared to Sixteen Weeks Ended April 21, 2012

Net Sales

Net sales for the sixteen weeks ended April 20, 2013 were $2,015.3 million, an increase of $58.0 million, or 3.0%, as compared to net sales for the sixteen weeks ended April 21, 2012. The sales increase was primarily due to sales from the acquired BWP stores and sales from the new AAP and AI stores opened during the last twelve months partially offset by a decrease in comparable store sales.

For the sixteen weeks ended April 20, 2013, AAP produced net sales of $1,918.1 million, an increase of $49.7 million, or 2.7%, as compared to net sales for the sixteen weeks ended April 21, 2012. This growth was primarily a result of sales from the 124 acquired BWP stores and sales from the net addition of 140 new stores over the past year partially offset by a comparable store sales decrease of 3.3%. The comparable store sales decrease was driven by a decrease in transaction count partially offset by an increase in transaction value, which was primarily due to price optimization and increase in mix of higher priced products sold. For the sixteen weeks ended April 20, 2013, AI produced net sales of $102.2 million, an increase of $8.6 million, or 9.2%, as compared to net sales for the sixteen weeks ended April 21, 2012.

	Sixteen Weeks Ended
	April 20, 2013			April 21, 2012
	AAP	AI	Total	AAP	AI	Total
Comparable store sales %	(3.3%)	(2.1%)	(3.2%)	1.9%	6.2%	2.1%
Net stores opened in last twelve months	140	23	163	85	(3)	82
Acquired BWP stores	124	—	124	—	—	—

 Gross Profit

Gross profit for the sixteen weeks ended April 20, 2013 was $1,008.2 million, or 50.0% of net sales, as compared to $980.7 million, or 50.1% of net sales, for the comparable period of last year, representing a decrease of 8 basis points. The 8 basis-point decrease in gross profit rate was primarily due to planned inefficiencies in supply chain costs associated with the ramp-up in shipments of inventory from our new distribution center and the impact of BWP sales, which have a lower gross profit rate due to the higher mix of Commercial sales, partially offset by the continued improvement in shrink.

SG&A

SG&A expenses for the sixteen weeks ended April 20, 2013 were $804.1 million, or 39.9% of net sales, as compared to $756.1 million, or 38.6% of net sales, for the comparable period of last year, representing an increase of 127 basis points. This increase as a percentage of net sales was primarily due to expense deleverage as a result of the Company's 3.2% comparable store sales decline and increased new store openings, partially offset by lower advertising expense and a decrease in credit card fees as a result of the insourcing of our Commercial credit program in Fiscal 2012.

Operating Income

Operating income for the sixteen weeks ended April 20, 2013 was $204.1 million, or 10.1% of net sales, as compared to $224.6 million, or 11.5% of net sales, for the comparable period of last year, representing a decrease of 135 basis points. This decrease was reflective of an increase in our SG&A as a percentage of net sales, driven primarily by the decline in our comparable store sales and increased new store openings, coupled with a slight decrease in our gross profit rate.

AAP produced operating income of $201.8 million, or 10.5% of net sales, for the sixteen weeks ended April 20, 2013 as compared to $220.7 million, or 11.8% of net sales, for the comparable period of last year. AI generated operating income for the sixteen weeks ended April 20, 2013 of $2.3 million as compared to $3.9 million for the comparable period of last year. AI’s operating income decreased during the first quarter primarily due to a lower gross profit rate, driven mainly by increased promotional activity and an increased percentage of newer stores outside of the Northeastern market which operate at a lower gross profit rate, and deleverage of fixed expenses as a result of AI's 2.1% comparable store sales decrease, partially offset by improvements in store labor, as a percentage of sales, and lower incentive compensation driven by the lower comparable store sale growth.

Interest Expense

Interest expense for the sixteen weeks ended April 20, 2013 was $10.7 million, or 0.5% of net sales, as compared to $9.9 million, or 0.5% of net sales, for the comparable period in Fiscal 2012.

Income Taxes

Income tax expense for the sixteen weeks ended April 20, 2013 was $72.6 million, as compared to $81.7 million for the comparable period of Fiscal 2012. Our effective income tax rate was 37.3% and 38.0% for the sixteen weeks ended April 20, 2013 and April 21, 2012, respectively.

Net Income

Net income for the sixteen weeks ended April 20, 2013 was $121.8 million, or $1.65 per diluted share, as compared to $133.5 million, or $1.79 per diluted share, for the comparable period of Fiscal 2012. As a percentage of net sales, net income for the sixteen weeks ended April 20, 2013 was 6.0%, as compared to 6.8% for the comparable period of Fiscal 2012. The decrease in diluted EPS was almost entirely due to the decrease in net income.

Liquidity and Capital Resources

Overview

Our primary cash requirements to maintain our current operations include payroll and benefits, the purchase of inventory, contractual obligations, capital expenditures and the payment of income taxes. In addition, we have used available funds for acquisitions, to repay borrowings under our revolving credit facility, to periodically repurchase shares of our common stock under our stock repurchase program and for the payment of quarterly cash dividends. We have funded these requirements primarily through cash generated from operations, supplemented by borrowings under our credit facilities and notes offerings as needed. We believe funds generated from our expected results of operations, available cash and cash equivalents, and available borrowings under our revolving credit facility will be sufficient to fund our primary obligations for the next fiscal year.

At April 20, 2013, our cash and cash equivalents balance was $407.7 million, a decrease of $190.4 million compared to December 29, 2012 (the end of Fiscal 2012). This decrease in cash during the sixteen weeks ended April 20, 2013 was primarily a result of cash used in the acquisition of BWP, investment in property and equipment and repurchases of common stock partially offset by cash generated from operations. Additional discussion of our cash flow results, including the comparison of the activity for the sixteen weeks ended April 20, 2013 to the comparable period of Fiscal 2012, is set forth in the Analysis of Cash Flows section.

At April 20, 2013, our outstanding indebtedness was $605.0 million, or $0.1 million lower when compared to December 29, 2012, and consisted of borrowings of $599.0 million under our senior unsecured notes and $6.0 million outstanding on an economic development note. Additionally, we had $78.8 million in letters of credit outstanding, which reduced our total availability under the revolving credit facility to $671.2 million. The letters of credit generally have a term of one year or less and primarily serve as collateral for our self-insurance policies.

Capital Expenditures

Our primary capital requirements have been the funding of our continued new store openings, maintenance of existing stores, the construction and upgrading of distribution centers, and the development of both proprietary and purchased information systems. Our capital expenditures were $63.1 million for the sixteen weeks ended April 20, 2013, or $19.3 million less than the sixteen weeks ended April 21, 2012.

Our future capital requirements will depend in large part on the number of and timing for new stores we open within a given year and the investments we make in our existing stores, information technology and our supply chain network. In Fiscal 2013, we anticipate that our capital expenditures will be approximately $250.0 million to $275.0 million. These investments will be primarily driven by new store development (leased and owned locations), investments in our existing stores and investments under our Superior Availability and Service Leadership strategies, including supply chain and new systems. During the sixteen weeks ended April 20, 2013, we opened 49 AAP stores and 7 AI stores compared to 22 AAP and 3 AI stores during the comparable period of last year. We remain on pace to open 155 to 165 AAP stores (excluding the 124 BWP stores acquired on December 31, 2012) and 10 to 15 AI stores, respectively, during Fiscal 2013 .

Stock Repurchase Program

Our stock repurchase program allows us to repurchase our common stock on the open market or in privately negotiated transactions from time to time in accordance with the requirements of the SEC. Our $500 million stock repurchase program in place as of April 20, 2013 was authorized by our Board of Directors on May 14, 2012.

During the sixteen weeks ended April 20, 2013, we repurchased 0.8 million shares of our common stock at an aggregate cost of $58.8 million, or an average price of $76.72 per share. At April 20, 2013, we had $433.5 million remaining under our $500 million stock repurchase program authorized by our Board of Directors on May 14, 2012. Additionally, we repurchased 14,000 shares of our common stock at an aggregate cost of $1.1 million, or an average price of $76.51 per share, in connection with the net settlement of shares issued as a result of the vesting of restricted stock during the sixteen weeks ended April 20, 2013.

Dividend

Since Fiscal 2006, our Board of Directors has declared quarterly dividends of $0.06 per share to stockholders of record. On May 21, 2013, our Board of Directors declared a quarterly dividend of $0.06 per share to be paid on July 5, 2013 to all common stockholders of record as of June 21, 2013.

Analysis of Cash Flows

A summary and analysis of our cash flows for the sixteen week period ended April 20, 2013 as compared to the sixteen week period ended April 21, 2012 is included below.

	Sixteen Week Periods Ended
	April 20, 2013	April 21, 2012
	(in millions)
Cash flows from operating activities	$135.3	$235.4
Cash flows from investing activities	(240.8)	(82.3)
Cash flows from financing activities	(84.8)	153.0
Net (decrease) increase in cash and cash equivalents	$(190.4)	$306.2

Operating Activities

For the sixteen weeks ended April 20, 2013, net cash provided by operating activities decreased $100.1 million to $135.3 million. This net decrease in operating cash flow was primarily due to:

•	a $55.7 million increase in inventory, net of accounts payable, primarily as a result of the timing of payments to vendors;

•	a $16.7 million decrease in cash flow from accrued liabilities primarily related to timing of the payment of certain expenses;

•	a $13.0 million increase in receivables resulting from the seasonal increase in Commercial credit sales;

•	an $11.7 million decrease in earnings; and

•	an $11.3 million increase in other assets primarily related to the timing of rent and IT contract payments.

Investing Activities

For the sixteen weeks ended April 20, 2013, net cash used in investing activities increased $158.6 million to $240.8 million. The increase in cash used in investing activities was primarily driven by cash used in the acquisition of BWP partially offset by a reduction in investments in property and equipment as a result of a decrease in spending on existing stores and information technology partially offset by an increase in investments in supply chain and new store development.

Financing Activities

For the sixteen weeks ended April 20, 2013, net cash used in financing activities was $84.8 million, as compared to net cash provided by financing activities of $153.0 million, a decrease of $237.9 million. This was primarily as a result of $299.9 million provided by the issuance of senior unsecured notes in Fiscal 2012 and a $54.7 million increase in the repurchase of common stock under our stock repurchase program, partially offset by a $115.0 million increase in net borrowings on credit facilities in Fiscal 2012.

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

As of April 20, 2013, we had no borrowings outstanding under our revolving credit facility, but had letters of credit outstanding of $78.8 million, which reduced the availability under the revolving credit facility to $671.2 million. The letters of credit generally have a term of one year or less and serve as collateral for our self-insurance policies.

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

Our revolving credit facility contains covenants restricting our ability to, among other things:  (1) permit the subsidiaries of Advance Stores to create, incur or assume additional debt; (2) incur liens or engage in sale-leaseback transactions; (3) make loans and investments (including acquisitions); (4) guarantee obligations; (5) engage in certain mergers and liquidations; (6) change the nature of our business and the business conducted by our subsidiaries; (7) enter into certain hedging transactions, and (8) change our status as a holding company. We are also required to comply with financial covenants with respect to a maximum leverage ratio and a minimum consolidated coverage ratio. We were in compliance with our covenants in place at April 20, 2013 and April 21, 2012, respectively. Our revolving credit facility also provides for customary events of default, covenant defaults and cross-defaults to other material indebtedness.

Senior Unsecured Notes

Our 5.75% senior unsecured notes were issued in April 2010 at 99.587% of the principal amount of $300.0 million and are due May 1, 2020 (the "2020 Notes"). The 2020 Notes bear interest at a rate of 5.75% per year payable semi-annually in arrears on May 1 and November 1 of each year. Our 4.50% senior unsecured notes were issued in January 2012 at 99.968% of the principal amount of $300.0 million and are due January 15, 2022 (the "2022 Notes" or collectively with 2020 Notes, "the Notes"). The 2022 Notes bear interest at a rate of 4.50% per year payable semi-annually in arrears on January 15 and July 15 of each year. We served as the issuer of the Notes with certain of our domestic subsidiaries currently serving as subsidiary guarantors. The terms of the Notes are governed by an indenture and supplemental indentures (collectively the “Indenture”) among us, the subsidiary guarantors and Wells Fargo Bank, National Association, as Trustee.

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

As of April 20, 2013, we had a credit rating from Standard & Poor’s of BBB- and from Moody’s Investor Service of Baa3. The current outlooks by Standard & Poor’s and Moody’s are both stable. The current pricing grid used to determine our borrowing rate under our revolving credit facility is based on our credit ratings. If these credit ratings decline, our interest rate on outstanding balances may increase and our access to additional financing on favorable terms may become more limited. In addition, it could reduce the attractiveness of our vendor payment program, where certain of our vendors finance payment obligations from us with designated third party financial institutions, which could result in increased working capital requirements. Conversely, if these credit ratings improve, our interest rate may decrease.

Off-Balance-Sheet Arrangements

As of April 20, 2013, we had no off-balance-sheet arrangements as defined in Regulation S-K Item 303 of the SEC regulations. We include other off-balance-sheet arrangements in our contractual obligations table in our 2012 Form 10-K, including operating lease payments, interest payments on our notes and revolving credit facility and letters of credit outstanding.

Contractual Obligations

As of April 20, 2013, there were no material changes to our outstanding contractual obligations as compared to our contractual obligations outstanding as of December 29, 2012. For information regarding our contractual obligations see “Contractual Obligations” in our 2012 Form 10-K.

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

Interest Rate Risk

Our primary financial market risk is due to changes in interest rates. Historically, we have reduced our exposure to changes in interest rates by entering into various interest rate hedge instruments such as interest rate swap contracts and treasury lock agreements. We have historically utilized interest rate swaps to convert variable rate debt to fixed rate debt and to lock in fixed rates on future debt issuances. Our interest rate hedge instruments have been designated as cash flow hedges. At April 20, 2013 we had no interest rate swaps or other derivative instruments outstanding.

The interest rate on borrowings under the revolving credit facility is based, at the Company’s option, on an adjusted LIBOR rate, plus a margin, or an alternate base rate, plus a margin. At April 20, 2013 we had no borrowings outstanding under our revolving credit facility. However, if we elect to borrow on our revolving credit facility, we may be exposed to interest rate risk due to changes in LIBOR or an alternate base rate. There is no interest rate risk associated with our 2020 Notes or 2022 Notes, as the interest rates are fixed at 5.75% and 4.50%, respectively, per annum.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended April 20, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

6BPART II.  OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth the information with respect to repurchases of our common stock for the quarter ended April 20, 2013 (amounts in thousands, except per share amounts):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs (2)
December 30, 2012 to January 26, 2013	—	$—	—	$492,385
January 27, 2013 to February 23, 2013	1	78.86	—	492,385
February 24, 2013 to March 23, 2013	778	76.71	765	433,675
March 24, 2013 to April 20, 2013	2	78.03	2	433,539

Total	781	$76.72	767	$433,539

(1)
We repurchased 14,000 shares of our common stock, at an aggregate cost of $1.1 million, or an average purchase price of $76.51 per share, in connection with the net settlement of shares issued as a result of the vesting of restricted stock during the sixteen weeks ended April 20, 2013.

(2)	Our $500 million stock repurchase program was authorized by our Board of Directors and publicly announced on May 14, 2012.

ITEM 6.	EXHIBITS

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith
3.1	Restated Certificate of Incorporation of Advance Auto Parts, Inc. (“Advance Auto”).	10-Q	3.1	8/16/2004
3.2	Amended and Restated Bylaws of Advance Auto (effective August 12, 2009).	8-K	3.2	8/17/2009
4.6	Fifth Supplemental Indenture, dated as of April 19, 2013, among Advance Auto Parts, Inc., each of the Subsidiary Guarantors from time to time party thereto and Wells Fargo Bank, National Association, as Trustee.	8-K	4.6	4/19/2013
10.2	Supplement No.2 to Guarantee Agreement.	8-K	10.2	4/19/2013
10.37	Form of Restricted Stock Unit Agreement between Advance Auto Parts, Inc. and Darren R. Jackson dated March 1, 2013.	8-K	10.37	3/7/2013
10.38	Form of Advance Auto Parts, Inc. Restricted Stock Unit Agreement dated March 1, 2013.	8-K	10.38	3/7/2013
10.39	Form of Employment Agreement effective April 21, 2013 between Advance Auto Parts, Inc. and George E. Sherman and Charles E. Tyson.	8-K	10.39	4/30/2013
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCE AUTO PARTS, INC.

May 28, 2013	By:	/s/ Michael A. Norona
Michael A. Norona Executive Vice President and Chief Financial Officer

S-1

EXHIBIT INDEX

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith
3.1	Restated Certificate of Incorporation of Advance Auto Parts, Inc. (“Advance Auto”).	10-Q	3.1	8/16/2004
3.2	Amended and Restated Bylaws of Advance Auto (effective August 12, 2009).	8-K	3.2	8/17/2009
4.6	Fifth Supplemental Indenture, dated as of April 19, 2013, among Advance Auto Parts, Inc., each of the Subsidiary Guarantors from time to time party thereto and Wells Fargo Bank, National Association, as Trustee.	8-K	4.6	4/19/2013
10.2	Supplement No.2 to Guarantee Agreement.	8-K	10.2	4/19/2013
10.37	Form of Restricted Stock Unit Agreement between Advance Auto Parts, Inc. and Darren R. Jackson dated March 1, 2013.	8-K	10.37	3/7/2013
10.38	Form of Advance Auto Parts, Inc. Restricted Stock Unit Agreement dated March 1, 2013.	8-K	10.38	3/7/2013
10.39	Form of Employment Agreement effective April 21, 2013 between Advance Auto Parts, Inc. and George E. Sherman and Charles E. Tyson.	8-K	10.39	4/30/2013
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document