Form 10-Q
period 2013-07-13
ADVANCE AUTO PARTS INC
filed 2013-08-19
CIK 1158449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 13, 2013
OR
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

As of August 15, 2013, the registrant had outstanding 72,837,141 shares of Common Stock, par value $0.0001 per share (the only class of common stock of the registrant outstanding).

i

PART I.  FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF
ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
July 13, 2013, December 29, 2012 and July 14, 2012
(in thousands, except per share data)
(unaudited)

	July 13, 2013	December 29, 2012	July 14, 2012
Assets
Current assets:
Cash and cash equivalents	$520,969	$598,111	$448,594
Receivables, net	281,714	229,866	159,349
Inventories, net	2,407,041	2,308,609	2,096,341
Other current assets	66,555	47,614	60,883
Total current assets	3,276,279	3,184,200	2,765,167
Property and equipment, net of accumulated depreciation of $1,189,931, $1,102,147 and $1,045,202	1,285,029	1,291,759	1,263,680
Assets held for sale	2,237	788	788
Goodwill	199,791	76,389	76,389
Intangible assets, net	56,155	28,845	29,468
Other assets, net	32,797	31,833	33,654
	$4,852,288	$4,613,814	$4,169,146
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$878	$627	$760
Accounts payable	2,048,202	2,029,814	1,738,101
Accrued expenses	450,253	379,639	417,663
Other current liabilities	140,332	149,558	135,517
Total current liabilities	2,639,665	2,559,638	2,292,041
Long-term debt	604,117	604,461	599,696
Other long-term liabilities	239,527	239,021	218,308
Commitments and contingencies
Stockholders' equity:
Preferred stock, nonvoting, $0.0001 par value	—	—	—
Common stock, voting, $0.0001 par value	7	7	7
Additional paid-in capital	522,342	520,215	512,202
Treasury stock, at cost	(102,883)	(27,095)	(25,042)
Accumulated other comprehensive income	4,749	2,667	2,796
Retained earnings	944,764	714,900	569,138
Total stockholders' equity	1,368,979	1,210,694	1,059,101
	$4,852,288	$4,613,814	$4,169,146

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
For the Twelve and Twenty-Eight Week Periods Ended
July 13, 2013 and July 14, 2012
(in thousands, except per share data)
(unaudited)

	Twelve Week Periods Ended		Twenty-Eight Week Periods Ended
	July 13, 2013	July 14, 2012	July 13, 2013	July 14, 2012
Net sales	$1,549,553	$1,460,983	$3,564,857	$3,418,275
Cost of sales, including purchasing and warehousing costs	770,330	732,125	1,777,428	1,708,744
Gross profit	779,223	728,858	1,787,429	1,709,531
Selling, general and administrative expenses	584,541	559,663	1,388,679	1,315,772
Operating income	194,682	169,195	398,750	393,759
Other, net:
Interest expense	(8,024)	(7,947)	(18,684)	(17,801)
Other income (expense), net	365	(55)	1,323	447
Total other, net	(7,659)	(8,002)	(17,361)	(17,354)
Income before provision for income taxes	187,023	161,193	381,389	376,405
Provision for income taxes	70,152	61,587	142,728	143,293
Net income	$116,871	$99,606	$238,661	$233,112

Basic earnings per share	$1.60	$1.36	$3.26	$3.19
Diluted earnings per share	$1.59	$1.34	$3.23	$3.14
Dividends declared per common share	$0.06	$0.06	$0.12	$0.12

Average common shares outstanding	72,930	73,150	73,081	73,003
Average common shares outstanding - assuming dilution	73,343	74,084	73,607	74,157

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
For the Twelve and Twenty-Eight Week Periods Ended
July 13, 2013 and July 14, 2012
(in thousands)
(unaudited)

	Twelve Week Periods Ended		Twenty-Eight Week Periods Ended
	July 13, 2013	July 14, 2012	July 13, 2013	July 14, 2012
Net income	$116,871	$99,606	$238,661	$233,112
Other comprehensive income (loss), net of tax:
Changes in net unrecognized other postretirement benefit costs, net of $91, $72, $157 and $169 tax	(142)	(113)	(245)	(262)
Postretirement benefit plan amendment	—	—	2,327	—
Unrealized gain on hedge arrangements, net of $0, $0, $0 and $163 tax	—	—	—	254
Total other comprehensive income (loss)	(142)	(113)	2,082	(8)
Comprehensive income	$116,729	$99,493	$240,743	$233,104

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders' Equity
For the Twenty-Eight Week Periods Ended
July 13, 2013 and July 14, 2012
(in thousands)
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock, at cost		Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount		Shares	Amount
Balance, December 29, 2012	—	$—	73,731	$7	$520,215	348	$(27,095)	$2,667	$714,900	$1,210,694
Net income									238,661	238,661
Total other comprehensive income								2,082		2,082
Issuance of shares upon the exercise of stock options and stock appreciation rights			424		1,903					1,903
Tax withholdings related to the exercise of stock appreciation rights					(19,891)					(19,891)
Tax benefit from share-based compensation, net					14,396					14,396
Issuance of restricted stock, net of forfeitures			(8)							—
Amortization of restricted stock balance					2,122					2,122
Share-based compensation					2,471					2,471
Stock issued under employee stock purchase plan			15		1,105					1,105
Repurchase of common stock						979	(75,788)			(75,788)
Cash dividends									(8,797)	(8,797)
Other					21					21
Balance, July 13, 2013	—	$—	74,162	$7	$522,342	1,327	$(102,883)	$4,749	$944,764	$1,368,979

Balance, December 31, 2011	—	$—	106,537	$11	$500,237	33,738	$(1,644,767)	$2,804	$1,989,629	$847,914
Net income									233,112	233,112
Total other comprehensive income (loss)								(8)		(8)
Issuance of shares upon the exercise of stock options and stock appreciation rights			824		5,160					5,160
Tax withholdings related to the exercise of stock appreciation rights					(24,214)					(24,214)
Tax benefit from share-based compensation, net					20,639					20,639
Issuance of restricted stock, net of forfeitures			8							—
Amortization of restricted stock balance					3,798					3,798
Share-based compensation					5,482					5,482
Stock issued under employee stock purchase plan			15		1,072					1,072
Repurchase of common stock						321	(25,042)			(25,042)
Retirement of treasury stock			(33,738)	(4)		(33,738)	1,644,767		(1,644,763)	—
Cash dividends									(8,840)	(8,840)
Other					28					28
Balance, July 14, 2012	—	$—	73,646	$7	$512,202	321	$(25,042)	$2,796	$569,138	$1,059,101

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows For the Twenty-Eight Week Periods Ended July 13, 2013 and July 14, 2012 (in thousands) (unaudited)
	Twenty-Eight Week Periods Ended
	July 13, 2013	July 14, 2012
Cash flows from operating activities:
Net income	$238,661	$233,112
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	112,072	98,527
Share-based compensation	4,593	9,280
Loss on property and equipment, net	423	1,385
Other	858	847
(Benefit) provision for deferred income taxes	(5,893)	1,526
Excess tax benefit from share-based compensation	(14,570)	(20,685)
Net increase in:
Receivables, net	(33,266)	(19,342)
Inventories, net	(53,997)	(53,183)
Other assets	(13,965)	(7,483)
Net (decrease) increase in:
Accounts payable	(18,915)	84,918
Accrued expenses	93,683	75,037
Other liabilities	406	7,444
Net cash provided by operating activities	310,090	411,383
Cash flows from investing activities:
Purchases of property and equipment	(111,904)	(146,281)
Business acquisition, net of cash acquired	(187,211)	—
Sale of certain assets of acquired business	16,798	—
Proceeds from sales of property and equipment	148	268
Net cash used in investing activities	(282,169)	(146,013)
Cash flows from financing activities:
Decrease in bank overdrafts	(8,724)	(16,181)
Issuance of senior unsecured notes	—	299,904
Payment of debt related costs	—	(2,648)
Borrowings under credit facilities	—	58,500
Payments on credit facilities	—	(173,500)
Dividends paid	(13,193)	(13,196)
Proceeds from the issuance of common stock, primarily exercise of stock options	3,029	6,260
Tax withholdings related to the exercise of stock appreciation rights	(19,891)	(24,214)
Excess tax benefit from share-based compensation	14,570	20,685
Repurchase of common stock	(75,788)	(25,042)
Contingent consideration related to previous business acquisition	(4,726)	(4,755)
Other	(340)	(490)
Net cash (used in) provided by financing activities	(105,063)	125,323
Net (decrease) increase in cash and cash equivalents	(77,142)	390,693
Cash and cash equivalents, beginning of period	598,111	57,901
Cash and cash equivalents, end of period	$520,969	$448,594

Advance Auto Parts, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows For the Twenty-Eight Week Periods Ended July 13, 2013 and July 14, 2012 (in thousands) (unaudited)
	Twenty-Eight Week Periods Ended
	July 13, 2013	July 14, 2012
Supplemental cash flow information:
Interest paid	$17,879	$11,065
Income tax payments	89,750	72,310
Non-cash transactions:
Accrued purchases of property and equipment	12,894	29,012
Retirement of common stock	—	1,644,767
Net receivable related to purchase price of business acquisition	1,224	—
Changes in other comprehensive income	2,082	(8)

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Twenty-Eight Week Periods Ended July 13, 2013 and July 14, 2012
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

New Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board, or FASB, issued ASU No. 2013-11 “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.”  Under ASU 2013-11 an entity is required to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward.  If a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets.  ASU 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.  The adoption of this guidance affects presentation only and, therefore, it is not expected to have a material impact on the Company's consolidated financial condition, results of operations or cash flows.

In February 2013, the FASB issued ASU No. 2013-02 “Comprehensive Income - Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” ASU 2013-02 is an amendment adding new disclosure requirements for items reclassified out of accumulated other comprehensive income (“AOCI”). The amendment requires presentation of changes in AOCI balances by component and significant items reclassified out of AOCI by component either (1) on the face of the statement of operations or (2) as a separate disclosure in the notes to the financial statements. ASU 2013-02 is effective for fiscal years beginning after December 15, 2012. The adoption of ASU 2013-02 had no impact on the Company's consolidated financial condition, results of operations or cash flows.

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

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Twenty-Eight Week Periods Ended July 13, 2013 and July 14, 2012
(in thousands, except per share data)
(unaudited)

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

Inventories are stated at the lower of cost or market. The Company used the LIFO method of accounting for approximately 95% of inventories at July 13, 2013, December 29, 2012 and July 14, 2012. Under LIFO, the Company’s cost of sales reflects the costs of the most recently purchased inventories, while the inventory carrying balance represents the costs for inventories purchased in Fiscal 2013 and prior years. As a result of utilizing LIFO, the Company recorded an increase to cost of sales of $4,702 for the twenty-eight weeks ended July 13, 2013. The Company recorded a reduction to cost of sales of $9,294 for the twenty-eight weeks ended July 14, 2012. The Company's overall costs to acquire inventory for the same or similar products have generally decreased historically as the Company has been able to leverage its continued growth, execution of merchandising strategies and realization of supply chain efficiencies.

An actual valuation of inventory under the LIFO method is performed by the Company at the end of each fiscal year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected fiscal year-end inventory levels and costs.

Inventory balances at July 13, 2013, December 29, 2012 and July 14, 2012 were as follows:

	July 13, 2013	December 29, 2012	July 14, 2012
Inventories at FIFO, net	$2,285,553	$2,182,419	$1,984,944
Adjustments to state inventories at LIFO	121,488	126,190	111,397
Inventories at LIFO, net	$2,407,041	$2,308,609	$2,096,341

3.	Acquisition of B.W.P. Distributors:

On December 31, 2012, the Company acquired B.W.P. Distributors, Inc. ("BWP") in an all-cash transaction. BWP, formerly a privately held company, supplied, marketed and distributed automotive aftermarket parts and products principally to commercial customers. Prior to the acquisition, BWP operated or supplied 216 locations in the Northeastern United States. The Company believes this acquisition will enable the Company to continue its expansion in the competitive Northeast, which is a strategic growth area for the Company due to the large population and overall size of the market, and to gain valuable information to apply to its existing operations as a result of BWP's expertise in Commercial. The amount of acquired goodwill reflects this strategic importance to the Company.

Concurrent with the closing of the acquisition, the Company transferred one distribution center and BWP's rights to distribute to 92 independently owned locations to an affiliate of General Parts International, Inc. ("GPI"), a privately held auto supply company. As a result, the Company began operating the 124 BWP company-owned stores and two remaining BWP distribution centers as of the closing date. The Company has included the financial results of BWP in its consolidated financial statements commencing December 31, 2012 (Fiscal 2013). Pro forma results of operations related to the acquisition of BWP are not presented as BWP's results are not material to the Company's condensed consolidated statements of operations.

Under the terms of the agreement, the Company acquired the net assets in exchange for a purchase price of $186,959, of which $1,224 was not settled as of July 13, 2013. The purchase price reflects a change in the Company's estimate of certain post-closing adjustments made subsequent to the Company's filing of its first quarter Report on Form 10-Q. Following the closing of the acquisition, the Company sold certain of the acquired assets for $16,798 related to the transfer of operations to GPI.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Twenty-Eight Week Periods Ended July 13, 2013 and July 14, 2012
(in thousands, except per share data)
(unaudited)

The following table summarizes the consideration paid for BWP and the amounts of the assets acquired and liabilities assumed that were recognized at the acquisition date:

Total Consideration	$186,959

Recognized amounts of identifiable assets
acquired and liabilities assumed
Cash and cash equivalents	$972
Receivables	22,615
Inventory	52,229
Other current assets	9,741
Property, plant and equipment	5,329
Intangible assets	31,600
Other assets	2,147
Accounts payable	(37,303)
Accrued and other current liabilities	(11,843)
Long-term liabilities	(11,930)
Total identifiable net assets	63,557

Goodwill	123,402

Total acquired net assets	$186,959

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

	AAP Segment	AI Segment	Total
Balance at December 29, 2012	$58,095	$18,294	$76,389
Fiscal 2013 activity	123,402	—	123,402
Balance at July 13, 2013	$181,497	$18,294	$199,791

Balance at December 31, 2011	$58,095	$18,294	$76,389
Fiscal 2012 activity	—	—	—
Balance at July 14, 2012	$58,095	$18,294	$76,389

As discussed in Note 3, on December 31, 2012, the Company acquired BWP in an all-cash transaction which resulted in the addition of $123,402 of goodwill in the AAP Segment.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Twenty-Eight Week Periods Ended July 13, 2013 and July 14, 2012
(in thousands, except per share data)
(unaudited)

Intangible Assets Other Than Goodwill

In addition to goodwill, the Company also recorded an increase to intangible assets of $31,600. The increase included Customer Relationships of $26,400 which will be amortized over 12 years and other intangible assets totaling $5,200 which will be amortized over a weighted average of 3.4 years. The gross and net carrying amounts of acquired intangible assets as of July 13, 2013, December 29, 2012 and July 14, 2012 are comprised of the following:

	Acquired intangible assets
	Subject to Amortization			Not Subject to Amortization	Total Intangible Assets (excluding goodwill)
	Customer Relationships	Acquired Technology	Other	Trademark and Tradenames
Gross:
Gross carrying amount at December 29, 2012	$9,800	$8,850	$885	$20,550	$40,085
Additions	26,400	—	5,200	—	31,600
Gross carrying amount at July 13, 2013	$36,200	$8,850	$6,085	$20,550	$71,685

Gross carrying amount at December 31, 2011	$9,800	$7,750	$885	$20,550	$38,985
Additions	—	—	—	—	—
Gross carrying amount at July 14, 2012	$9,800	$7,750	$885	$20,550	$38,985

Net:
Net book value at December 29, 2012	$2,658	$5,419	$218	$20,550	$28,845
Additions	26,400	—	5,200	—	31,600
2013 amortization	(1,702)	(1,588)	(1,000)	—	(4,290)
Net carrying amount at July 13, 2013	$27,356	$3,831	$4,418	$20,550	$56,155

Net book value at December 31, 2011	$3,618	$6,987	$225	$20,550	$31,380
Additions	—	—	—	—	—
2012 amortization	(517)	(1,391)	(4)	—	(1,912)
Net carrying amount at July 14, 2012	$3,101	$5,596	$221	$20,550	$29,468

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Twenty-Eight Week Periods Ended July 13, 2013 and July 14, 2012
(in thousands, except per share data)
(unaudited)

Future Amortization Expense

The table below shows expected amortization expense for the next five years for acquired intangible assets recorded as of July 13, 2013:

Fiscal Year	Amount
Remainder of 2013	$3,677
2014	7,205
2015	3,732
2016	2,707
2017	2,707
Thereafter	15,577

5.	Receivables, net:

Receivables consist of the following:

	July 13, 2013	December 29, 2012	July 14, 2012
Trade	$163,978	$110,153	$38,464
Vendor	118,293	119,770	117,922
Other	10,541	5,862	6,950
Total receivables	292,812	235,785	163,336
Less: Allowance for doubtful accounts	(11,098)	(5,919)	(3,987)
Receivables, net	$281,714	$229,866	$159,349

During Fiscal 2012, the Company began the in-sourcing of its commercial credit function. This initiative consists of the transition from using a third party financial institution to settle credit transactions with the Company's Commercial customers to processing those transactions internally, thus increasing the trade receivable balance when compared to the same period in the prior year.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Twenty-Eight Week Periods Ended July 13, 2013 and July 14, 2012
(in thousands, except per share data)
(unaudited)

6.	Long-term Debt:

Long-term debt consists of the following:

	July 13, 2013	December 29, 2012	July 14, 2012
Revolving facility at variable interest rates (1.69%, 1.74% and 1.75% at July 13, 2013, December 29, 2012 and July 14, 2012, respectively) due May 27, 2016	$—	$—	$—
5.75% Senior Unsecured Notes (net of unamortized discount of $916, $975 and $1,023 at July 13, 2013, December 29, 2012 and July 14, 2012, respectively) due May 1, 2020	299,084	299,025	298,977
4.50% Senior Unsecured Notes (net of unamortized discount of $84, $88 and $92 at July 13, 2013, December 29, 2012 and July 14, 2012, respectively) due January 15, 2022	299,916	299,912	299,908
Other	5,995	6,151	1,571
	604,995	605,088	600,456
Less: Current portion of long-term debt	(878)	(627)	(760)
Long-term debt, excluding current portion	$604,117	$604,461	$599,696

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

As of July 13, 2013, the Company had no borrowings outstanding under the Facility, and had letters of credit outstanding of $87,660, which reduced the availability under the Facility to $662,340. The letters of credit generally have a term of one year or less and primarily serve as collateral for the Company's self-insurance policies.

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

The Facility contains covenants restricting the Company's ability to, among other things:  (1) permit the subsidiaries of Advance Stores to create, incur or assume additional debt; (2) incur liens or engage in sale-leaseback transactions; (3) make loans and investments (including acquisitions); (4) guarantee obligations; (5) engage in certain mergers and liquidations; (6) change the nature of the Company’s business and the business conducted by its subsidiaries; (7) enter into certain hedging transactions; and (8) change Advance’s status as a holding company. The Company is also required to comply with financial covenants with respect to a maximum leverage ratio and a minimum consolidated coverage ratio. The Company was in compliance with its covenants at July 13, 2013 and December 29, 2012, respectively. The Facility also provides for customary events of default, covenant defaults and cross-defaults to the Company's other material indebtedness.

Senior Unsecured Notes

The Company’s 5.75% senior unsecured notes were issued in April 2010 at 99.587% of the principal amount of $300,000 and are due May 1, 2020 (the "2020 Notes"). The 2020 Notes bear interest at a rate of 5.75% per year payable semi-annually in

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Twenty-Eight Week Periods Ended July 13, 2013 and July 14, 2012
(in thousands, except per share data)
(unaudited)

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

The Company may redeem some or all of the Notes at any time or from time to time, at the redemption price described in the Indenture. In addition, in the event of a Change of Control Triggering Event (as defined in the Indenture for each of the Notes), the Company will be required to offer to repurchase the Notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest to the repurchase date. The Notes are currently fully and unconditionally guaranteed, jointly and severally, on an unsubordinated and unsecured basis by each of the subsidiary guarantors. The Company will be permitted to release guarantees without the consent of holders of the Notes under the circumstances described in the Indenture: (i) upon the release of the guarantee of the Company's other debt that resulted in the affected subsidiary becoming a guarantor of this debt; (ii) upon the sale or other disposition of all or substantially all of the stock or assets of the subsidiary guarantor; or (iii) upon the Company's exercise of its legal or covenant defeasance option.

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
For the Twelve and Twenty-Eight Week Periods Ended July 13, 2013 and July 14, 2012
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

The following table sets forth the Company’s financial liabilities that were measured at fair value on a recurring basis as of July 13, 2013, December 29, 2012 and July 14, 2012:

		Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
As of July 13, 2013

Contingent consideration related to business acquisitions	$12,842	$—	$—	$12,842

As of December 29, 2012

Contingent consideration related to business acquisitions	16,999	—	—	16,999

As of July 14, 2012

Contingent consideration related to business acquisitions	$23,021	$—	$—	$23,021

The fair value of the contingent consideration, which is recorded in Accrued expenses and Other long-term liabilities, is based on various estimates including the Company's estimate of the probability of achieving the targets and the time value of money. During the twenty-eight weeks ended July 13, 2013, contingent consideration decreased primarily due to a payment of $4,726 resulting from the achievement of performance conditions, partially offset by amortization of the net present value discount.

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

The carrying value and fair value of the Company's long-term debt as of July 13, 2013, December 29, 2012 and July 14, 2012, respectively, are as follows:

	July 13, 2013	December 29, 2012	July 14, 2012
Carrying Value	$604,117	$604,461	$599,696
Fair Value	$630,000	$655,000	$660,000

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Twenty-Eight Week Periods Ended July 13, 2013 and July 14, 2012
(in thousands, except per share data)
(unaudited)

Non-Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). At July 13, 2013, the Company had no significant non-financial assets or liabilities that had been adjusted to fair value subsequent to initial recognition.

8.	Stock Repurchase Program:

The Company’s stock repurchase program allows it to repurchase its common stock on the open market or in privately negotiated transactions from time to time in accordance with the requirements of the SEC. The Company's $500,000 stock repurchase program in place as of July 13, 2013 was authorized by its Board of Directors on May 14, 2012.

During the twelve weeks ended July 13, 2013, the Company repurchased 196 shares of its common stock at an aggregate cost of $15,666, or an average price of $79.97 per share under its stock repurchase program. During the twenty-eight weeks ended July 13, 2013, the Company repurchased 963 shares of its common stock at an aggregate cost of $74,512, or an average price of $77.38 per share under its stock repurchase program. The Company had $417,873 remaining under its stock repurchase program as of July 13, 2013. The Company repurchased 2 shares of its common stock at an aggregate cost of $204, or an average price of $83.86 per share, in connection with the net settlement of shares issued as a result of the vesting of restricted stock during the twelve weeks ended July 13, 2013. The Company repurchased 16 shares of its common stock at an aggregate cost of $1,276, or an average price of $77.60 per share, in connection with the net settlement of shares issued as a result of the vesting of restricted stock during the twenty-eight weeks ended July 13, 2013.

During the twelve and twenty-eight and weeks ended July 14, 2012, the Company repurchased 257 shares of its common stock at an aggregate cost of $19,589, or an average price of $76.18 per share under its $300,000 stock repurchase program authorized by its Board of Directors on August 9, 2011. The Company repurchased 4 shares of its common stock at an aggregate cost of $279, or an average price of $73.33 per share, in connection with the net settlement of shares issued as a result of the vesting of restricted stock during the twelve weeks ended July 14, 2012. The Company repurchased 64 shares of its common stock at an aggregate cost of $5,453, or an average price of $84.99 per share, in connection with the net settlement of shares issued as a result of the vesting of restricted stock during the twenty-eight weeks ended July 14, 2012. Also during the twenty-eight weeks ended July 14, 2012, the Company retired 33,738 shares of treasury stock.

9.	Earnings per Share:

Certain of the Company’s shares granted to employees in the form of restricted stock are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per share. For the twelve week periods ended July 13, 2013 and July 14, 2012, earnings of $275 and $237, respectively, were allocated to the participating securities. For the twenty-eight week periods ended July 13, 2013 and July 14, 2012, earnings of $558 and $557, respectively, were allocated to the participating securities.

Diluted earnings per share are calculated by including the effect of dilutive securities. Share-based awards to purchase approximately 64 and 211 shares of common stock that had an exercise price in excess of the average market price of the common stock during the twelve week periods ended July 13, 2013 and July 14, 2012, respectively, were not included in the calculation of diluted earnings per share because they were anti-dilutive. Share-based awards to purchase approximately 60 and 224 shares of common stock that had an exercise price in excess of the average market price of the common stock during the twenty-eight week periods ended July 13, 2013 and July 14, 2012, respectively, were not included in the calculation of diluted earnings per share because they were anti-dilutive.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Twenty-Eight Week Periods Ended July 13, 2013 and July 14, 2012
(in thousands, except per share data)
(unaudited)

The following table illustrates the computation of basic and diluted earnings per share for the twelve and twenty-eight week periods ended July 13, 2013 and July 14, 2012, respectively:

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	July 13, 2013	July 14, 2012	July 13, 2013	July 14, 2012
Numerator
Net income applicable to common shares	$116,871	$99,606	$238,661	$233,112
Participating securities' share in earnings	(275)	(237)	(558)	(557)
Net income applicable to common shares	$116,596	$99,369	$238,103	$232,555
Denominator
Basic weighted average common shares	72,930	73,150	73,081	73,003
Dilutive impact of share-based awards	413	934	526	1,154
Diluted weighted average common shares	73,343	74,084	73,607	74,157

Basic earnings per common share
Net income applicable to common stockholders	$1.60	$1.36	$3.26	$3.19

Diluted earnings per common share
Net income applicable to common stockholders	$1.59	$1.34	$3.23	$3.14

10.	Warranty Liabilities:

The following table presents changes in the Company’s warranty reserves:

	July 13, 2013	December 29, 2012	July 14, 2012
	(28 weeks ended)	(52 weeks ended)	(28 weeks ended)
Warranty reserve, beginning of period	$38,425	$38,847	$38,847
Additions to warranty reserves	20,666	40,766	19,337
Reserves utilized	(20,971)	(41,188)	(20,770)

Warranty reserve, end of period	$38,120	$38,425	$37,414

The Company’s warranty liabilities are included in Accrued expenses in its condensed consolidated balance sheets.

11.	Segment and Related Information:

The Company has the following two reportable segments: AAP and AI. The AAP segment is comprised of 3,763 stores, as of July 13, 2013, which operate primarily in the United States, Puerto Rico and the Virgin Islands under the trade names “Advance Auto Parts” and “Advance Discount Auto Parts.” These stores offer a broad selection of brand name and proprietary automotive replacement parts, accessories and maintenance items for domestic and imported cars and light trucks. The Company aggregates the financial results of AAP's geographic areas, which are individually considered operating segments, due to the economic similarities of those areas.

Included in the Company's geographic areas are sales generated from its e-commerce platforms. The Company's e-commerce platforms primarily consist of its B2C online website and Commercial ordering platforms as part of its integrated operating approach of serving its DIY and Commercial customers. The Company's online website allows its DIY customers to pick up merchandise at a conveniently located store location or have their purchases shipped directly to them. The majority of

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Twenty-Eight Week Periods Ended July 13, 2013 and July 14, 2012
(in thousands, except per share data)
(unaudited)

the Company's online sales are picked up at store locations. Through the Company's online ordering platform, Commercial customers can conveniently place orders with a designated store location for delivery to their place of business.

The AI segment consists solely of the operations of Autopart International and operates stores under the “Autopart International” trade name. AI mainly serves the Commercial market from its 227 stores, as of July 13, 2013, primarily located in the Northeastern, Mid-Atlantic and Southeastern regions of the United States.

The Company evaluates each segment’s financial performance based on net sales and operating profit for purposes of allocating resources and assessing performance. The accounting policies of the reportable segments are generally the same as those described in the Annual Report on Form 10-K for the year ended December 29, 2012.

The following table summarizes financial information for each of the Company's business segments for the twelve and twenty-eight weeks ended July 13, 2013 and July 14, 2012, respectively.

	Twelve Week Periods Ended		Twenty-Eight Week Periods Ended
	July 13, 2013	July 14, 2012	July 13, 2013	July 14, 2012
Net sales
AAP	$1,470,505	$1,391,467	$3,388,598	$3,259,897
AI	82,429	73,013	184,661	166,608
Eliminations (1)	(3,381)	(3,497)	(8,402)	(8,230)
Total net sales	$1,549,553	$1,460,983	$3,564,857	$3,418,275

Income before provision for income taxes
AAP	$181,590	$156,647	$373,678	$367,996
AI	5,433	4,546	7,711	8,409
Total income before provision for income taxes	$187,023	$161,193	$381,389	$376,405

Provision for income taxes
AAP	$68,631	$59,779	$139,866	$139,914
AI	1,521	1,808	2,862	3,379
Total provision for income taxes	$70,152	$61,587	$142,728	$143,293

	July 13, 2013	December 29, 2012	July 14, 2012
Segment assets
AAP	$4,568,990	$4,352,686	$3,906,331
AI	283,298	261,128	262,815
Total segment assets	$4,852,288	$4,613,814	$4,169,146

(1)
For the twelve weeks ended July 13, 2013, eliminations represented net sales of $2,295 from AAP to AI and $1,086 from AI to AAP. For the twelve weeks ended July 14, 2012, eliminations represented net sales of $2,294 from AAP to AI and $1,203 from AI to AAP. For the twenty-eight weeks ended July 13, 2013, eliminations represented net sales of $6,008 from AAP to AI and $2,394 from AI to AAP. For the twenty-eight weeks ended July 14, 2012, eliminations represented net sales of $5,191 from AAP to AI and $3,039 from AI to AAP.

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

•	our dependence on our suppliers to provide us with products that comply with safety and quality standards;

•	our ability to attract and retain qualified employees, or Team Members;

•	the potential for fluctuations in the market price of our common stock and the resulting exposure to securities class action litigations;

•	deterioration in general macro-economic conditions, including unemployment, inflation or deflation, consumer debt levels, high fuel and energy costs, higher tax rates or uncertain credit markets;

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

Introduction

We are a leading specialty retailer of automotive aftermarket parts, accessories, batteries and maintenance items primarily operating within the United States. Our stores carry an extensive product line for cars, vans, sport utility vehicles and light trucks. We serve both "do-it-yourself," or DIY, and “do-it-for-me,” or Commercial, customers. Our Commercial customers consist primarily of delivery customers for whom we deliver products from our store locations to our Commercial customers’ places of business, including independent garages, service stations and auto dealers. At July 13, 2013, we operated a total of 3,990 stores.

We operate in two reportable segments: Advance Auto Parts, or AAP, and Autopart International, Inc., or AI. The AAP segment is comprised of our store operations within the Northeastern, Southeastern and Midwestern (inclusive of South Central) regions of the United States, Puerto Rico and the Virgin Islands which primarily operate under the trade names “Advance Auto Parts” and “Advance Discount Auto Parts.” At July 13, 2013, we operated 3,763 stores in the AAP segment. Our AAP stores offer a broad selection of brand name and private label automotive replacement parts, accessories, batteries and maintenance items for domestic and imported cars and light trucks. Through our integrated operating approach, we serve our DIY and Commercial customers from our store locations and online at www.AdvanceAutoParts.com. Our online website allows our DIY customers to pick up merchandise at a conveniently located store or have their purchases shipped directly to their homes or businesses. Our Commercial customers can conveniently place their orders online.

At July 13, 2013, we operated 227 stores in the AI segment under the “Autopart International” trade name. AI’s business primarily serves the Commercial market from its store locations in the Northeastern, Mid-Atlantic and Southeastern regions of the United States. For additional information regarding our segments, see Note 11, Segment and Related Information, of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Management Overview

We generated earnings per diluted share, or diluted EPS, of $1.59 during our twelve weeks ended July 13, 2013 (or the second quarter of Fiscal 2013) compared to $1.34 for the comparable period of Fiscal 2012. The increase in our diluted EPS was primarily due to an increase in our operating income. Our second quarter sales improved from first quarter when compared on a year-over-year basis but remained constrained in many of our Eastern markets where record-setting rainfall amounts negatively impacted the sale of our seasonal products. The current economic conditions also continue to negatively affect our sales as consumers have experienced payroll tax increases, relatively high levels of unemployment and overall financial stress throughout much of our first and second quarters. Despite the 0.3% comparable sales decline, we increased operating income over the comparable period of last year by improving our gross profit rate and disciplined expense control. We continue to generate a significant amount of cash on-hand to invest in capital improvements and initiatives to support our two key strategies, Superior Availability and Service Leadership, which are discussed later in "Business and Industry Update."

On December 31, 2012, we acquired B.W.P. Distributors, Inc. ("BWP"), a privately held company that supplied, marketed and distributed automotive aftermarket parts and products principally to Commercial customers. Prior to the acquisition, BWP operated or supplied 216 locations in the Northeastern United States. Concurrent with the closing of the acquisition, we transferred one distribution center and BWP's rights to distribute to 92 independently owned locations to an affiliate of General Parts International, Inc. ("GPI"), a privately held auto supply company. We believe this acquisition will enable us to continue our expansion in the competitive Northeast, which is a strategic growth area for us due to the large population and overall size of the market, and to gain valuable information to apply to our existing operations as a result of BWP's expertise in Commercial.

During the second quarter, we began integrating the 124 BWP company-owned stores and two distribution centers into our Advance Auto Parts operations and plan to finish the integration by mid-2014. The integration of BWP stores will consist of converting or consolidating those locations into Advance Auto Parts locations.

Summary of Second Quarter Financial Results

A high-level summary of our financial results for the second quarter of Fiscal 2013 is included below:

•
Net sales during the second quarter of Fiscal 2013 were $1,549.6 million, an increase of 6.1% as compared to the second quarter of Fiscal 2012. This increase was primarily driven by the addition of the acquired BWP stores and 175 net new stores over the past 12 months partially offset by a 0.3% decrease in comparable store sales.

•
Our operating income for the second quarter of Fiscal 2013 was $194.7 million, an increase of $25.5 million from the comparable period of Fiscal 2012. As a percentage of total sales, operating income was 12.6%, an increase of 98 basis points, due to a lower SG&A rate combined with a higher gross profit rate.

•
Our inventory balance as of July 13, 2013 increased $310.7 million, or 14.8%, over our inventory balance as of July 14, 2012 to support our inventory availability initiatives and as a result of the BWP acquisition and new store openings.

•
We generated operating cash flow of $310.1 million during the twenty-eight weeks ended July 13, 2013, a decrease of 24.6% from the comparable period in Fiscal 2012, primarily due to the timing of payments to vendors.

Refer to the "Results of Operations" and "Liquidity and Capital Resources" sections for further details of our income statement and cash flow results, respectively.

Business and Industry Update

Our two key strategies are Superior Availability and Service Leadership. Superior Availability is aimed at product availability and maximizing the speed, reliability and efficiency of our supply chain. Service Leadership leverages our product availability in addition to more consistent execution of customer-facing initiatives to strengthen our integrated operating approach of serving our DIY and Commercial customers in our stores and on-line. Through these two key strategies, we believe we can continue to build on the initiatives discussed below to produce favorable financial results over the long term. Sales to Commercial customers remain the biggest opportunity for us to increase our overall market share in the automotive aftermarket industry. Our Commercial sales, as a percentage of total sales, increased to 40% for the second quarter of Fiscal 2013 compared to 38% for the same period in Fiscal 2012. This increase has been more pronounced during each of our first two quarters of Fiscal 2013 due to the contribution of the acquired BWP stores which are more weighted in Commercial than our Advance stores.

Our strategic priorities include:

•
Growing our Commercial business through improved delivery speed and reliability, increased customer retention, increased volume with national and regional accounts and the acquisition and integration of BWP;

•
Improving localized parts availability through the continued increase in the number of our larger HUB stores, strengthened focus on in-store availability and leveraging the advancement of our supply chain infrastructure, which includes the continued ramp-up of our new Remington distribution center;

•	Accelerating our new store growth rate; and

•
Continuing our focus on store execution through more effective scheduling, increased productivity and simplification, improved product on-hand accuracy, expanded sales training and and continued measurement of customer engagement.

The automotive aftermarket industry is influenced by a number of general macroeconomic factors similar to those affecting the overall retail industry. These factors include, but are not limited to, fuel costs, unemployment rates, consumer confidence and spending habits, and competition. While we believe the difficult conditions affecting the macroeconomic environment continue to constrain consumer spending in the automotive aftermarket, we remain confident that the long-term dynamics of the industry are positive.

Favorable industry dynamics include:

•	an increase in the number and average age of vehicles;

•	a long-term expectation that miles driven will continue to increase based on historical trends; and

•	a fragmented commercial market.

Conversely, the factors negatively affecting the automotive aftermarket industry include:

•	higher and more volatile gas prices;

•	longer maintenance and part failure intervals on newer cars due to improved quality; and

•	deferral of elective automotive maintenance in the near term as more consumers contemplate new automobile purchases.

Despite our sales performance during the second quarter, we remain encouraged by (i) the long-term fundamentals of the automotive aftermarket industry, (ii) initiatives that are underway in support of our key strategies and (iii) the higher comparable sales performance we experienced during the first six weeks of the second quarter. While we believe our lower comparable sales will not be a long-term trend given the overall positive long-term industry dynamics, we do anticipate constrained comparable sales for the remainder of Fiscal 2013 based on the current trend of lower customer demand. Despite the lower sales, we are committed to achieving our long-term sales growth and profitability goals by remaining focused on our Commercial sales growth while balancing support and discretionary expenses with the additional cost of investments in our key strategies.

Consolidated Operating Results and Key Statistics and Metrics

The following table highlights certain consolidated operating results and key statistics and metrics for the twelve and twenty-eight weeks ended July 13, 2013 and July 14, 2012, respectively, and the fiscal years ended December 29, 2012 and December 31, 2011. We use these key statistics and metrics to measure the financial progress of our key strategies.

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	July 13, 2013	July 14, 2012	July 13, 2013	July 14, 2012	FY 2012	FY 2011
Operating Results:
Total net sales (in 000s)	$1,549,553	$1,460,983	$3,564,857	$3,418,275	$6,205,003	$6,170,462
Comparable store sales growth (1)	(0.3%)	(2.7)%	(2.0)%	0.0%	(0.8)%	2.2%
Gross profit	50.3%	49.9%	50.1%	50.0%	49.9%	49.7%
SG&A	37.7%	38.3%	39.0%	38.5%	39.3%	39.0%
Operating profit	12.6%	11.6%	11.2%	11.5%	10.6%	10.8%
Diluted earnings per share	$1.59	$1.34	$3.23	$3.14	$5.22	$5.11

Key Statistics and Metrics:
Number of stores, end of period	3,990	3,692	3,990	3,692	3,794	3,662
Total store square footage, end of period (in 000s)	29,204	26,927	29,204	26,927	27,806	26,663
Total Team Members, end of period	54,250	53,464	54,250	53,464	53,473	52,002
Sales per store (in 000s)(2)(3)	$1,654	$1,697	$1,654	$1,697	$1,664	$1,708
Operating income per store (in 000s)(2)(4)	$172	$187	$172	$187	$176	$184
Gross margin return on inventory (2)(5)	8.9	7.0	8.9	7.0	9.3	6.6

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

Store Development by Segment

The following table sets forth the total number of new, closed and relocated stores and stores with Commercial delivery programs during the twelve and twenty-eight weeks ended July 13, 2013 and July 14, 2012 by segment. We lease approximately 79% of our AAP stores. We lease 100% of our AI stores.

AAP
	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	July 13, 2013	July 14, 2012	July 13, 2013	July 14, 2012
Number of stores at beginning of period	3,746	3,482	3,576	3,460
New stores	21	7	70	29
Acquired BWP stores	—	—	124	—
Closed stores	(4)	—	(7)	—
Number of stores, end of period	3,763	3,489	3,763	3,489
Relocated stores	—	3	2	7
Stores with Commercial delivery programs	3,461	3,160	3,461	3,160

AI
	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	July 13, 2013	July 14, 2012	July 13, 2013	July 14, 2012
Number of stores at beginning of period	223	200	218	202
New stores	5	3	12	6
Closed stores	(1)	—	(3)	(5)
Number of stores, end of period	227	203	227	203
Relocated stores	3	2	9	4
Stores with Commercial delivery programs	227	203	227	203

Included in our store closures during the twelve and twenty-eight weeks ended July 13, 2013 is one BWP store that was consolidated into an existing Advance Auto Parts store. During Fiscal 2013, we anticipate adding approximately 155 to 165 AAP stores (excluding the 124 BWP stores acquired on December 31, 2012) and 10 to 15 AI stores.

Critical Accounting Policies

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Our discussion and analysis of the financial condition and results of operations are based on these financial statements. The preparation of these financial statements requires the application of accounting policies in addition to certain estimates and judgments by our management. Our estimates and judgments are based on currently available information, historical results and other assumptions we believe are reasonable. Actual results could differ materially from these estimates. During the twelve and twenty-eight weeks ended July 13, 2013, we consistently applied the critical accounting policies discussed in our 2012 Form 10-K. For a complete discussion regarding these critical accounting policies, refer to the 2012 Form 10-K.

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

Selling, General and Administrative Expenses

SG&A expenses consist of store payroll and benefits, store occupancy (including rent and depreciation), advertising expenses, Commercial delivery expenses, other store expenses and general and administrative expenses, including salaries and related benefits of store support center Team Members, share-based compensation expense, store support center administrative office expenses, data processing, professional expenses, self-insurance costs, closed store expense, impairment charges, if any, and other related expenses.

Results of Operations

The following table sets forth certain of our operating data expressed as a percentage of net sales for the periods indicated.

	Twelve Week Periods Ended		Twenty-Eight Week Periods Ended
	July 13, 2013	July 14, 2012	July 13, 2013	July 14, 2012
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales, including purchasing and warehousing costs	49.7	50.1	49.9	50.0
Gross profit	50.3	49.9	50.1	50.0
Selling, general and administrative expenses	37.7	38.3	39.0	38.5
Operating income	12.6	11.6	11.2	11.5
Interest expense	(0.5)	(0.5)	(0.5)	(0.5)
Other expense, net	0.0	0.0	0.0	0.0
Provision for income taxes	4.5	4.2	4.0	4.2
Net income	7.5%	6.8%	6.7%	6.8%

Twelve and Twenty-Eight Week Periods Ended July 13, 2013 Compared to Twelve and Twenty-Eight Week Periods Ended July 14, 2012

Net Sales

Net sales for the twelve weeks ended July 13, 2013 were $1,549.6 million, an increase of $88.6 million, or 6.1%, as compared to net sales for the twelve weeks ended July 14, 2012. The sales increase was primarily due to sales from the acquired BWP stores and sales from the new AAP and AI stores opened during the last twelve months partially offset by a 0.3% decrease in comparable store sales.

For the twelve weeks ended July 13, 2013, AAP produced net sales of $1,470.5 million, an increase of $79.0 million, or 5.7%, as compared to net sales for the twelve weeks ended July 14, 2012. This growth was primarily a result of sales from the 123 acquired BWP stores and sales from the net addition of 151 new stores over the past year partially offset by a comparable store sales decrease of 0.4%. The comparable store sales decrease was driven by a decrease in transaction count partially offset by an increase in transaction value. Our decrease in comparable transaction count was more pronounced in our DIY customers in part due to the prolonged rainy weather experienced throughout many of our Eastern markets. For the twelve weeks ended July 13, 2013, AI produced net sales of $82.4 million, an increase of $9.4 million, or 12.9%, as compared to net sales for the twelve weeks ended July 14, 2012.

	Twelve Weeks Ended
	July 13, 2013			July 14, 2012
	AAP	AI	Total	AAP	AI	Total
Comparable store sales %	(0.4%)	2.6%	(0.3%)	(2.8%)	(1.4)%	(2.7)%
Net stores opened in last twelve months	151	24	175	65	—	65
Current number of BWP stores	123	—	123	—	—	—

Net sales for the twenty-eight weeks ended July 13, 2013 were $3,564.9 million, an increase of $146.6 million, or 4.3%, as compared to net sales for the twenty-eight weeks ended July 14, 2012. The sales increase was primarily due to sales from the acquired BWP stores and sales from the new AAP and AI stores opened during the last twelve months partially offset by a 2.0% decrease in comparable store sales.

For the twenty-eight weeks ended July 13, 2013, AAP produced net sales of $3,388.6 million, an increase of $128.7 million, or 3.9%, as compared to net sales for the twenty-eight weeks ended July 14, 2012. This growth was primarily a result of sales from the 123 acquired BWP stores and sales from the net addition of 151 new stores over the past year partially offset by a comparable store sales decrease of 2.1%. The comparable store sales decrease was driven by a decrease in transaction count partially offset by an increase in transaction value, which was primarily due to price optimization and increase in mix of higher priced products sold. For the twenty-eight weeks ended July 13, 2013, AI produced net sales of $184.7 million, an increase of $18.1 million, or 10.8%, as compared to net sales for the twenty-eight weeks ended July 14, 2012.

	Twenty-Eight Weeks Ended
	July 13, 2013			July 14, 2012
	AAP	AI	Total	AAP	AI	Total
Comparable store sales %	(2.1%)	(0.1%)	(2.0%)	(0.1%)	2.7%	0.0%
Net stores opened in last twelve months	151	24	175	65	—	65
Current number of BWP stores	123	—	123	—	—	—

 Gross Profit

Gross profit for the twelve weeks ended July 13, 2013 was $779.2 million, or 50.3% of net sales, as compared to $728.9 million, or 49.9% of net sales, for the comparable period of last year, representing an increase of 40 basis points. The 40 basis-point increase in gross profit rate was driven by increased merchandise margins due to lower acquisition costs and a favorable product mix partially offset by planned inefficiencies in supply chain costs associated with the ramp-up in shipments of inventory from our new distribution center and the impact from a higher mix of Commercial sales which have a lower gross profit rate. The increase in our Commercial mix of sales was primarily due to the sales from the acquired BWP stores.

Gross profit for the twenty-eight weeks ended July 13, 2013 was $1,787.4 million, or 50.1% of net sales, as compared to $1,709.5 million, or 50.0% of net sales, for the comparable period of last year, representing an increase of 13 basis points. The 13 basis-point increase in gross profit rate was driven by increased merchandise margins, due to lower acquisition costs and a favorable product mix, and improvement in shrink partially offset by planned inefficiencies in supply chain costs associated with the ramp-up in shipments of inventory from our new distribution center and the impact from a higher mix of Commercial sales which have a lower gross profit rate. The increase in our Commercial mix of sales was primarily due to the sales from the acquired BWP stores.

SG&A

SG&A expenses for the twelve weeks ended July 13, 2013 were $584.5 million, or 37.7% of net sales, as compared to $559.7 million, or 38.3% of net sales, for the comparable period of last year, representing a decrease of 58 basis points. This decrease as a percentage of net sales was primarily due to the timing of last year's Company-wide leadership meeting, lower marketing expense, increased labor productivity and lower credit card fees as a result of the insourcing of the Company's commercial credit program.  These were partially offset by higher incentive compensation, which was driven by individual store team member performance and operating income growth, and expense deleverage as a result of the 0.3% comparable store sales decline and increased new store openings.

SG&A expenses for the twenty-eight weeks ended July 13, 2013 were $1,388.7 million, or 39.0% of net sales, as compared to $1,315.8 million, or 38.5% of net sales, for the comparable period of last year, representing an increase of 46 basis points. This increase as a percentage of net sales was primarily due to expense deleverage as a result of the Company's 2.0% comparable store sales decline and increased new store openings, partially offset by lower marketing expense and a decrease in credit card fees as a result of the insourcing of our Commercial credit program in Fiscal 2012.

Operating Income

Operating income for the twelve weeks ended July 13, 2013 was $194.7 million, or 12.6% of net sales, as compared to $169.2 million, or 11.6% of net sales, for the comparable period of last year, representing an increase of 98 basis points. This increase was reflective of a decrease in our SG&A rate coupled with an increase in our gross profit rate.

AAP produced operating income of $189.2 million, or 12.9% of net sales, for the twelve weeks ended July 13, 2013 as compared to $164.7 million, or 11.8% of net sales, for the comparable period of last year. This increase on a rate basis was due to the gross profit and SG&A drivers previously discussed. AI generated operating income for the twelve weeks ended July 13, 2013 of $5.5 million as compared to $4.5 million for the comparable period of last year. AI’s operating income increased during the second quarter primarily due to increased sales from new store openings coupled with an increase in gross profit rate, driven mainly by supply chain efficiencies, and improvements in store labor, as a percentage of sales, partially offset by the deleverage of fixed expenses related primarily to the new store openings.

Operating income for the twenty-eight weeks ended July 13, 2013 was $398.8 million, or 11.2% of net sales, as compared to $393.8 million, or 11.5% of net sales, for the comparable period of last year, representing a decrease of 33 basis points. This decrease was reflective of an increase in our SG&A rate partially offset by a slight increase in our gross profit rate.

AAP produced operating income of $391.0 million, or 11.5% of net sales, for the twenty-eight weeks ended July 13, 2013 as compared to $385.4 million, or 11.8% of net sales, for the comparable period of last year. This decrease on a rate basis was due to the gross profit and SG&A drivers previously discussed. AI generated operating income for the twenty-eight weeks ended July 13, 2013 of $7.8 million as compared to $8.4 million for the comparable period of last year. AI’s operating income decreased during the twenty-eight weeks ended July 13, 2013 primarily due to a lower gross profit rate earlier in the year, driven mainly by increased promotional activity and an increased percentage of newer stores outside of the Northeastern market which operate at a lower gross profit rate, and deleverage of fixed expenses as a result of new store openings, partially offset by improvements in store labor, as a percentage of sales, and lower incentive compensation driven by the lower comparable store sale growth.

Interest Expense

Interest expense for the twelve weeks ended July 13, 2013 was $8.0 million, or 0.5% of net sales, as compared to $7.9 million, or 0.5% of net sales, for the comparable period in Fiscal 2012.

Interest expense for the twenty-eight weeks ended July 13, 2013 was $18.7 million, or 0.5% of net sales, as compared to $17.8 million, or 0.5% of net sales, for the comparable period in Fiscal 2012.

Income Taxes

Income tax expense for the twelve weeks ended July 13, 2013 was $70.2 million, as compared to $61.6 million for the comparable period of Fiscal 2012. Our effective income tax rate was 37.5% and 38.2% for the twelve weeks ended July 13, 2013 and July 14, 2012, respectively.

Income tax expense for the twenty-eight weeks ended July 13, 2013 was $142.7 million, as compared to $143.3 million for the comparable period of Fiscal 2012. Our effective income tax rate was 37.4% and 38.1% for the twenty-eight weeks ended July 13, 2013 and July 14, 2012, respectively.

Net Income

Net income for the twelve weeks ended July 13, 2013 was $116.9 million, or $1.59 per diluted share, as compared to $99.6 million, or $1.34 per diluted share, for the comparable period of Fiscal 2012. As a percentage of net sales, net income for the twelve weeks ended July 13, 2013 was 7.5%, as compared to 6.8% for the comparable period of Fiscal 2012. The increase in diluted EPS was driven primarily by the increase in net income.

Net income for the twenty-eight weeks ended July 13, 2013 was $238.7 million, or $3.23 per diluted share, as compared to $233.1 million, or $3.14 per diluted share, for the comparable period of Fiscal 2012. As a percentage of net sales, net income for the twenty-eight weeks ended July 13, 2013 was 6.7%, as compared to 6.8% for the comparable period of Fiscal 2012. The increase in diluted EPS was driven primarily by the increase in net income.

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

At July 13, 2013, our cash and cash equivalents balance was $521.0 million, a decrease of $77.1 million compared to December 29, 2012 (the end of Fiscal 2012). This decrease in cash during the twenty-eight weeks ended July 13, 2013 was primarily a result of cash used in the acquisition of BWP, investment in property and equipment and repurchases of common stock partially offset by cash generated from operations. Additional discussion of our cash flow results, including the comparison of the activity for the twenty-eight weeks ended July 13, 2013 to the comparable period of Fiscal 2012, is set forth in the Analysis of Cash Flows section.

At July 13, 2013, our outstanding indebtedness was $605.0 million, or $0.1 million lower when compared to December 29, 2012, and consisted of borrowings of $599.0 million under our senior unsecured notes and $6.0 million outstanding on economic development notes. Additionally, we had $87.7 million in letters of credit outstanding, which reduced our total availability under the revolving credit facility to $662.3 million.

Capital Expenditures

Our primary capital requirements have been the funding of our continued new store openings, maintenance of existing stores, the construction and upgrading of distribution centers, and the development of both proprietary and purchased information systems. Our capital expenditures were $111.9 million for the twenty-eight weeks ended July 13, 2013, or $34.4 million less than the twenty-eight weeks ended July 14, 2012.

Our future capital requirements will depend in large part on the number of and timing for new stores we open within a given year and the investments we make in our existing stores, information technology and our supply chain network. In Fiscal 2013, we anticipate that our capital expenditures will be approximately $250.0 million to $275.0 million. These investments will be primarily driven by new store development (leased and owned locations), investments in our existing stores and investments under our Superior Availability and Service Leadership strategies, including supply chain and new systems. During the twenty-eight weeks ended July 13, 2013, we opened 70 AAP stores and 12 AI stores compared to 29 AAP and 6 AI stores during the comparable period of last year. We remain on pace to open 155 to 165 AAP stores (excluding the 124 BWP stores acquired on December 31, 2012) and 10 to 15 AI stores, respectively, during Fiscal 2013 .

Stock Repurchase Program

Our stock repurchase program allows us to repurchase our common stock on the open market or in privately negotiated transactions from time to time in accordance with the requirements of the SEC. Our $500 million stock repurchase program in place as of July 13, 2013 was authorized by our Board of Directors on May 14, 2012.

During the twelve weeks ended July 13, 2013, we repurchased 0.2 million shares of our common stock at an aggregate cost of $15.7 million, or an average price of $79.97 per share. Additionally, we repurchased 2,000 shares of our common stock at an aggregate cost of $0.2 million, or an average price of $83.86 per share, in connection with the net settlement of shares issued as a result of the vesting of restricted stock during the twelve weeks ended July 13, 2013. During the twenty-eight weeks ended July 13, 2013, we repurchased 1.0 million shares of our common stock at an aggregate cost of $74.5 million, or an average price of $77.38 per share. At July 13, 2013, we had $417.9 million remaining under our $500 million stock repurchase program authorized by our Board of Directors on May 14, 2012. Additionally, we repurchased 16,000 shares of our common stock at an aggregate cost of $1.3 million, or an average price of $77.60 per share, in connection with the net settlement of shares issued as a result of the vesting of restricted stock during the twenty-eight weeks ended July 13, 2013.

Dividend

Since Fiscal 2006, our Board of Directors has declared quarterly dividends of $0.06 per share to stockholders of record. On August 6, 2013, our Board of Directors declared a quarterly dividend of $0.06 per share to be paid on October 4, 2013 to all common stockholders of record as of September 20, 2013.

Analysis of Cash Flows

A summary and analysis of our cash flows for the twenty-eight week period ended July 13, 2013 as compared to the twenty-eight week period ended July 14, 2012 is included below.

	Twenty-Eight Week Periods Ended
	July 13, 2013	July 14, 2012
	(in millions)
Cash flows from operating activities	$310.1	$411.4
Cash flows from investing activities	(282.2)	(146.0)
Cash flows from financing activities	(105.1)	125.3
Net (decrease) increase in cash and cash equivalents	$(77.1)	$390.7

Operating Activities

For the twenty-eight weeks ended July 13, 2013, net cash provided by operating activities decreased $101.3 million to $310.1 million. This net decrease in operating cash flow was primarily driven by:

•	a $103.8 million decrease in accounts payable primarily due to the timing of payments to vendors; and

•	a $13.9 million increase in receivables resulting from the seasonal increase in Commercial credit sales.

Partially offsetting these decreases in operating cash flow was an increase in accrued liabilities of $18.6 million primarily related to the favorable timing of payment of certain operating expenses.

Investing Activities

For the twenty-eight weeks ended July 13, 2013, net cash used in investing activities increased $136.2 million to $282.2 million. The increase in cash used in investing activities was primarily driven by cash used in the acquisition of BWP partially offset by a reduction in investments in property and equipment as a result of less spending on existing stores, information technology and investments in supply chain.

Financing Activities

For the twenty-eight weeks ended July 13, 2013, net cash used in financing activities was $105.1 million, as compared to net cash provided by financing activities of $125.3 million, a decrease of $230.4 million. This was primarily as a result of $299.9 million provided by the issuance of senior unsecured notes in Fiscal 2012 and a $50.7 million increase in the repurchase of common stock under our stock repurchase program, partially offset by a $115.0 million decrease in net borrowings on credit facilities in Fiscal 2012.

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

As of July 13, 2013, we had no borrowings outstanding under our revolving credit facility, but had letters of credit outstanding of $87.7 million, which reduced the availability under the revolving credit facility to $662.3 million. The letters of credit generally have a term of one year or less and serve as collateral for our self-insurance policies.

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

Our revolving credit facility contains covenants restricting our ability to, among other things:  (1) permit the subsidiaries of Advance Stores to create, incur or assume additional debt; (2) incur liens or engage in sale-leaseback transactions; (3) make loans and investments (including acquisitions); (4) guarantee obligations; (5) engage in certain mergers and liquidations; (6) change the nature of our business and the business conducted by our subsidiaries; (7) enter into certain hedging transactions, and (8) change our status as a holding company. We are also required to comply with financial covenants with respect to a maximum leverage ratio and a minimum consolidated coverage ratio. We were in compliance with our covenants in place at July 13, 2013 and July 14, 2012, respectively. Our revolving credit facility also provides for customary events of default, covenant defaults and cross-defaults to other material indebtedness.

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

We may redeem some or all of the Notes at any time or from time to time, at the redemption price described in the Indenture. In addition, in the event of a Change of Control Triggering Event (as defined in the Indenture for each of the Notes), we will be required to offer to repurchase the notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest to the repurchase date. The Notes are currently fully and unconditionally guaranteed, jointly and severally, on an unsubordinated and unsecured basis by each of the subsidiary guarantors. We will be permitted to release guarantees without the consent of holders of the Notes under the circumstances described in the Indenture: (i) upon the release of the guarantee of our other debt that resulted in the affected subsidiary becoming a guarantor of this debt; (ii) upon the sale or other disposition of all or substantially all of the stock or assets of the subsidiary guarantor; or (iii) upon our exercise of its legal or covenant defeasance option.

As of July 13, 2013, we had a credit rating from Standard & Poor’s of BBB- and from Moody’s Investor Service of Baa3. The current outlooks by Standard & Poor’s and Moody’s are both stable. The current pricing grid used to determine our borrowing rate under our revolving credit facility is based on our credit ratings. If these credit ratings decline, our interest rate on outstanding balances may increase and our access to additional financing on favorable terms may become more limited. In addition, it could reduce the attractiveness of our vendor payment program, where certain of our vendors finance payment obligations from us with designated third party financial institutions, which could result in increased working capital requirements. Conversely, if these credit ratings improve, our interest rate may decrease.

Off-Balance-Sheet Arrangements

As of July 13, 2013, we had no off-balance-sheet arrangements as defined in Regulation S-K Item 303 of the SEC regulations. We include other off-balance-sheet arrangements in our contractual obligations table in our 2012 Form 10-K, including operating lease payments, interest payments on our notes and revolving credit facility and letters of credit outstanding.

Contractual Obligations

As of July 13, 2013, there were no material changes to our outstanding contractual obligations as compared to our contractual obligations outstanding as of December 29, 2012. For information regarding our contractual obligations see “Contractual Obligations” in our 2012 Form 10-K.

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

Interest Rate Risk

Our primary financial market risk is due to changes in interest rates. Historically, we have reduced our exposure to changes in interest rates by entering into various interest rate hedge instruments such as interest rate swap contracts and treasury lock agreements. We have historically utilized interest rate swaps to convert variable rate debt to fixed rate debt and to lock in fixed rates on future debt issuances. Our interest rate hedge instruments have been designated as cash flow hedges. At July 13, 2013 we had no interest rate swaps or other derivative instruments outstanding.

The interest rate on borrowings under the revolving credit facility is based, at the Company’s option, on an adjusted LIBOR rate, plus a margin, or an alternate base rate, plus a margin. At July 13, 2013 we had no borrowings outstanding under our revolving credit facility. However, if we elect to borrow on our revolving credit facility, we may be exposed to interest rate risk due to changes in LIBOR or an alternate base rate. There is no interest rate risk associated with our 2020 Notes or 2022 Notes, as the interest rates are fixed at 5.75% and 4.50%, respectively, per annum.

Credit Risk

Our financial assets that are exposed to credit risk consist primarily of trade accounts receivable and vendor receivables. We are exposed to normal credit risk from Commercial customers. Our concentration of credit risk is limited because our Commercial customer base consists of a large number of customers with relatively small balances, which allows the credit risk to be spread across a broad base. We strive to maintain a close working relationship with our vendors and frequently monitor their financial strength. We have not historically had significant credit losses.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report in accordance with Rule 13a-15(b) under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended July 13, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

6BPART II.  OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth the information with respect to repurchases of our common stock for the quarter ended July 13, 2013 (amounts in thousands, except per share amounts):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 21, 2013 to May 18, 2013	—	$—	—	$433,539
May 19, 2013 to June 15, 2013	2	83.91	—	433,539
June 16, 2013 to July 13, 2013	196	79.97	196	417,873

Total	198	$80.02	196	$417,873

(1)
We repurchased 2,000 shares of our common stock, at an aggregate cost of $0.2 million, or an average purchase price of $83.86 per share, in connection with the net settlement of shares issued as a result of the vesting of restricted stock during the twelve weeks ended July 13, 2013.

(2)	Our $500 million stock repurchase program was authorized by our Board of Directors and publicly announced on May 14, 2012.

ITEM 6.	EXHIBITS

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith
3.1	Restated Certificate of Incorporation of Advance Auto Parts, Inc. (“Advance Auto”) (as amended effective as of June 7, 2013).	10-Q	3.1		X
3.2	Amended and Restated Bylaws of Advance Auto (effective June 7, 2013).	8-K	3.2	6/13/2013
10.40	Third Amendment to Employment Agreement between Advance Auto Parts, Inc. and Michael A. Norona, effective June 4, 2013.	8-K	10.40	6/6/2013
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCE AUTO PARTS, INC.

August 19, 2013	By:	/s/ Michael A. Norona
Michael A. Norona Executive Vice President and Chief Financial Officer

S-1

EXHIBIT INDEX

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith
3.1	Restated Certificate of Incorporation of Advance Auto Parts, Inc. (“Advance Auto”) (as amended effective as of June 7, 2013).	10-Q	3.1		X
3.2	Amended and Restated Bylaws of Advance Auto (effective June 7, 2013).	8-K	3.2	6/13/2013
10.40	Third Amendment to Employment Agreement between Advance Auto Parts, Inc. and Michael A. Norona, effective June 4, 2013.	8-K	10.40	6/6/2013
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document