Form 10-Q
period 2013-10-05
ADVANCE AUTO PARTS INC
filed 2013-11-12
CIK 1158449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 5, 2013
OR
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

As of November 7, 2013, the registrant had outstanding 72,832,095 shares of Common Stock, par value $0.0001 per share (the only class of common stock of the registrant outstanding).

i

PART I.  FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF
ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
October 5, 2013, December 29, 2012 and October 6, 2012
(in thousands, except per share data)
(unaudited)

	October 5, 2013	December 29, 2012	October 6, 2012
Assets
Current assets:
Cash and cash equivalents	$567,301	$598,111	$479,383
Receivables, net	278,977	229,866	204,555
Inventories, net	2,463,978	2,308,609	2,193,369
Other current assets	68,435	47,614	70,582
Total current assets	3,378,691	3,184,200	2,947,889
Property and equipment, net of accumulated depreciation of $1,231,119, $1,102,147 and $1,075,753	1,278,655	1,291,759	1,270,432
Assets held for sale	2,064	788	788
Goodwill	199,835	76,389	76,389
Intangible assets, net	53,963	28,845	28,649
Other assets, net	31,491	31,833	33,059
	$4,944,699	$4,613,814	$4,357,206
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$1,030	$627	$699
Accounts payable	2,057,615	2,029,814	1,825,162
Accrued expenses	429,171	379,639	413,950
Other current liabilities	148,528	149,558	141,043
Total current liabilities	2,636,344	2,559,638	2,380,854
Long-term debt	604,027	604,461	599,550
Other long-term liabilities	236,480	239,021	229,324
Commitments and contingencies
Stockholders' equity:
Preferred stock, nonvoting, $0.0001 par value	—	—	—
Common stock, voting, $0.0001 par value	7	7	7
Additional paid-in capital	524,741	520,215	515,730
Treasury stock, at cost	(105,732)	(27,095)	(25,193)
Accumulated other comprehensive income	4,608	2,667	2,683
Retained earnings	1,044,224	714,900	654,251
Total stockholders' equity	1,467,848	1,210,694	1,147,478
	$4,944,699	$4,613,814	$4,357,206

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
For the Twelve and Forty Week Periods Ended
October 5, 2013 and October 6, 2012
(in thousands, except per share data)
(unaudited)

	Twelve Week Periods Ended		Forty Week Periods Ended
	October 5, 2013	October 6, 2012	October 5, 2013	October 6, 2012
Net sales	$1,520,144	$1,457,527	$5,085,001	$4,875,802
Cost of sales, including purchasing and warehousing costs	757,204	732,177	2,534,632	2,440,921
Gross profit	762,940	725,350	2,550,369	2,434,881
Selling, general and administrative expenses	592,216	574,990	1,980,895	1,890,762
Operating income	170,724	150,360	569,474	544,119
Other, net:
Interest expense	(7,948)	(8,048)	(26,632)	(25,849)
Other income, net	366	312	1,689	759
Total other, net	(7,582)	(7,736)	(24,943)	(25,090)
Income before provision for income taxes	163,142	142,624	544,531	519,029
Provision for income taxes	59,312	53,121	202,040	196,414
Net income	$103,830	$89,503	$342,491	$322,615

Basic earnings per share	$1.42	$1.22	$4.68	$4.41
Diluted earnings per share	$1.42	$1.21	$4.65	$4.34
Dividends declared per common share	$0.06	$0.06	$0.18	$0.18

Average common shares outstanding	72,747	73,166	72,981	73,052
Average common shares outstanding - assuming dilution	73,128	73,992	73,463	74,107

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
For the Twelve and Forty Week Periods Ended
October 5, 2013 and October 6, 2012
(in thousands)
(unaudited)

	Twelve Week Periods Ended		Forty Week Periods Ended
	October 5, 2013	October 6, 2012	October 5, 2013	October 6, 2012
Net income	$103,830	$89,503	$342,491	$322,615
Other comprehensive income (loss), net of tax:
Changes in net unrecognized other postretirement benefit costs, net of $91, $73, $248 and $242 tax	(141)	(113)	(386)	(375)
Postretirement benefit plan amendment	—	—	2,327	—
Unrealized gain on hedge arrangements, net of $0, $0, $0 and $163 tax	—	—	—	254
Total other comprehensive income (loss)	(141)	(113)	1,941	(121)
Comprehensive income	$103,689	$89,390	$344,432	$322,494

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders' Equity
For the Forty Week Periods Ended
October 5, 2013 and October 6, 2012
(in thousands)
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock, at cost		Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount		Shares	Amount
Balance, December 29, 2012	—	$—	73,731	$7	$520,215	348	$(27,095)	$2,667	$714,900	$1,210,694
Net income									342,491	342,491
Total other comprehensive income								1,941		1,941
Issuance of shares upon the exercise of stock options and stock appreciation rights			438		1,903					1,903
Tax withholdings related to the exercise of stock appreciation rights					(20,572)					(20,572)
Tax benefit from share-based compensation, net					14,979					14,979
Issuance of restricted stock, net of forfeitures			(10)							—
Amortization of restricted stock balance					3,009					3,009
Share-based compensation					3,501					3,501
Stock issued under employee stock purchase plan			23		1,679					1,679
Repurchase of common stock						1,015	(78,637)			(78,637)
Cash dividends									(13,167)	(13,167)
Other					27					27
Balance, October 5, 2013	—	$—	74,182	$7	$524,741	1,363	$(105,732)	$4,608	$1,044,224	$1,467,848

Balance, December 31, 2011	—	$—	106,537	$11	$500,237	33,738	$(1,644,767)	$2,804	$1,989,629	$847,914
Net income									322,615	322,615
Total other comprehensive income (loss)								(121)		(121)
Issuance of shares upon the exercise of stock options and stock appreciation rights			860		5,328					5,328
Tax withholdings related to the exercise of stock appreciation rights					(25,627)					(25,627)
Tax benefit from share-based compensation, net					21,806					21,806
Issuance of restricted stock, net of forfeitures			4							—
Amortization of restricted stock balance					4,965					4,965
Share-based compensation					7,167					7,167
Stock issued under employee stock purchase plan			26		1,819					1,819
Repurchase of common stock						323	(25,193)			(25,193)
Retirement of treasury stock			(33,738)	(4)		(33,738)	1,644,767		(1,644,763)	—
Cash dividends									(13,230)	(13,230)
Other					35					35
Balance, October 6, 2012	—	$—	73,689	$7	$515,730	323	$(25,193)	$2,683	$654,251	$1,147,478

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows For the Forty Week Periods Ended October 5, 2013 and October 6, 2012 (in thousands) (unaudited)
	Forty Week Periods Ended
	October 5, 2013	October 6, 2012
Cash flows from operating activities:
Net income	$342,491	$322,615
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	160,059	143,767
Share-based compensation	6,510	12,132
Loss on property and equipment, net	402	1,911
Other	1,226	1,214
(Benefit) provision for deferred income taxes	(3,797)	18,402
Excess tax benefit from share-based compensation	(15,168)	(21,867)
Net increase in:
Receivables, net	(30,529)	(64,171)
Inventories, net	(110,934)	(148,759)
Other assets	(14,902)	(14,827)
Net (decrease) increase in:
Accounts payable	(9,502)	171,979
Accrued expenses	69,724	75,876
Other liabilities	2,887	6,510
Net cash provided by operating activities	398,467	504,782
Cash flows from investing activities:
Purchases of property and equipment	(147,690)	(201,210)
Business acquisitions, net of cash acquired	(187,211)	(5,332)
Sale of certain assets of acquired business	16,798	—
Proceeds from sales of property and equipment	723	348
Net cash used in investing activities	(317,380)	(206,194)
Cash flows from financing activities:
Decrease in bank overdrafts	(8,665)	(14,527)
Issuance of senior unsecured notes	—	299,904
Payment of debt related costs	—	(2,648)
Borrowings under credit facilities	—	58,500
Payments on credit facilities	—	(173,500)
Dividends paid	(17,563)	(17,586)
Proceeds from the issuance of common stock, primarily exercise of stock options	3,609	7,182
Tax withholdings related to the exercise of stock appreciation rights	(20,572)	(25,627)
Excess tax benefit from share-based compensation	15,168	21,867
Repurchase of common stock	(78,637)	(25,193)
Contingent consideration related to previous business acquisition	(4,726)	(4,755)
Other	(511)	(723)
Net cash (used in) provided by financing activities	(111,897)	122,894
Net (decrease) increase in cash and cash equivalents	(30,810)	421,482
Cash and cash equivalents, beginning of period	598,111	57,901
Cash and cash equivalents, end of period	$567,301	$479,383

Advance Auto Parts, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows For the Forty Week Periods Ended October 5, 2013 and October 6, 2012 (in thousands) (unaudited)
	Forty Week Periods Ended
	October 5, 2013	October 6, 2012
Supplemental cash flow information:
Interest paid	$25,491	$18,616
Income tax payments	172,682	107,031
Non-cash transactions:
Accrued purchases of property and equipment	16,698	23,739
Retirement of common stock	—	1,644,767
Net receivable related to purchase price of business acquisition	1,074	—
Changes in other comprehensive income	1,941	(121)

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 5, 2013 and October 6, 2012
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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, have been condensed or omitted based upon the Securities and Exchange Commission ("SEC") interim reporting guidance. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s consolidated financial statements for the fiscal year ended December 29, 2012, or Fiscal 2012.

The accounting policies followed in the presentation of interim financial results are consistent with those followed on an annual basis. These policies are presented in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for Fiscal 2012 (filed with the SEC on February 25, 2013).

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

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 5, 2013 and October 6, 2012
(in thousands, except per share data)
(unaudited)

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

Inventories are stated at the lower of cost or market. The Company used the LIFO method of accounting for approximately 95% of inventories at October 5, 2013, December 29, 2012 and October 6, 2012. Under LIFO, the Company’s cost of sales reflects the costs of the most recently purchased inventories, while the inventory carrying balance represents the costs for inventories purchased in Fiscal 2013 and prior years. As a result of utilizing LIFO, the Company recorded an increase to cost of sales of $476 for the forty weeks ended October 5, 2013. The Company recorded a reduction to cost of sales of $20,684 for the forty weeks ended October 6, 2012. The Company's overall costs to acquire inventory for the same or similar products have generally decreased historically as the Company has been able to leverage its continued growth, execution of merchandising strategies and realization of supply chain efficiencies.

An actual valuation of inventory under the LIFO method is performed by the Company at the end of each fiscal year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected fiscal year-end inventory levels and costs.

Inventory balances at October 5, 2013, December 29, 2012 and October 6, 2012 were as follows:

	October 5, 2013	December 29, 2012	October 6, 2012
Inventories at FIFO, net	$2,338,264	$2,182,419	$2,070,582
Adjustments to state inventories at LIFO	125,714	126,190	122,787
Inventories at LIFO, net	$2,463,978	$2,308,609	$2,193,369

3.	Acquisition of B.W.P. Distributors:

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

Under the terms of the agreement, the Company acquired the net assets in exchange for a purchase price of $187,109, of which $1,074 was not settled as of October 5, 2013. The purchase price reflects the finalization of certain post-closing adjustments made subsequent to the Company's filing of its second quarter Report on Form 10-Q. Following the closing of the acquisition, the Company sold certain of the acquired assets for $16,798 related to the transfer of operations to GPI.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 5, 2013 and October 6, 2012
(in thousands, except per share data)
(unaudited)

The following table summarizes the consideration paid for BWP and the amounts of the assets acquired and liabilities assumed that were recognized at the acquisition date:

Total Consideration	$187,109

Recognized amounts of identifiable assets
acquired and liabilities assumed
Cash and cash equivalents	$972
Receivables	22,615
Inventory	52,229
Other current assets	9,741
Property, plant and equipment	5,329
Intangible assets	31,600
Other assets	2,253
Accounts payable	(37,303)
Accrued and other current liabilities	(11,843)
Long-term liabilities	(11,930)
Total identifiable net assets	63,663

Goodwill	123,446

Total acquired net assets	$187,109

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

	AAP Segment	AI Segment	Total
Balance at December 29, 2012	$58,095	$18,294	$76,389
Fiscal 2013 activity	123,446	—	123,446
Balance at October 5, 2013	$181,541	$18,294	$199,835

Balance at December 31, 2011	$58,095	$18,294	$76,389
Fiscal 2012 activity	—	—	—
Balance at October 6, 2012	$58,095	$18,294	$76,389

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 5, 2013 and October 6, 2012
(in thousands, except per share data)
(unaudited)

As discussed in Note 3, on December 31, 2012, the Company acquired BWP in an all-cash transaction which resulted in the addition of $123,446 of goodwill in the AAP Segment.

Intangible Assets Other Than Goodwill

In addition to goodwill, the Company also recorded an increase to intangible assets of $31,245 during the forty weeks ended October 5, 2013. The increase included Customer Relationships of $26,045 which will be amortized over 12 years and other intangible assets totaling $5,200 which will be amortized over a weighted average of 3.4 years. The gross and net carrying amounts of acquired intangible assets as of October 5, 2013, December 29, 2012 and October 6, 2012 are comprised of the following:

	Acquired intangible assets
	Subject to Amortization			Not Subject to Amortization	Total Intangible Assets (excluding goodwill)
	Customer Relationships	Acquired Technology	Other	Trademark and Tradenames
Gross:
Gross carrying amount at December 29, 2012	$9,800	$8,850	$885	$20,550	$40,085
Additions	26,045	—	5,200	—	31,245
Gross carrying amount at October 5, 2013	$35,845	$8,850	$6,085	$20,550	$71,330

Gross carrying amount at December 31, 2011	$9,800	$7,750	$885	$20,550	$38,985
Additions	—	—	—	—	—
Gross carrying amount at October 6, 2012	$9,800	$7,750	$885	$20,550	$38,985

Net:
Net book value at December 29, 2012	$2,658	$5,419	$218	$20,550	$28,845
Additions	26,045	—	5,200	—	31,245
2013 amortization	(2,429)	(2,269)	(1,429)	—	(6,127)
Net carrying amount at October 5, 2013	$26,274	$3,150	$3,989	$20,550	$53,963

Net book value at December 31, 2011	$3,618	$6,987	$225	$20,550	$31,380
Additions	—	—	—	—	—
2012 amortization	(738)	(1,987)	(6)	—	(2,731)
Net carrying amount at October 6, 2012	$2,880	$5,000	$219	$20,550	$28,649

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 5, 2013 and October 6, 2012
(in thousands, except per share data)
(unaudited)

Future Amortization Expense

The table below shows expected amortization expense for the next five years for acquired intangible assets recorded as of October 5, 2013:

Fiscal Year	Amount
Remainder of 2013	$1,831
2014	7,175
2015	3,702
2016	2,677
2017	2,677
Thereafter	15,351

5.	Receivables, net:

Receivables consist of the following:

	October 5, 2013	December 29, 2012	October 6, 2012
Trade	$149,670	$110,153	$90,571
Vendor	134,471	119,770	113,340
Other	6,821	5,862	5,970
Total receivables	290,962	235,785	209,881
Less: Allowance for doubtful accounts	(11,985)	(5,919)	(5,326)
Receivables, net	$278,977	$229,866	$204,555

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

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 5, 2013 and October 6, 2012
(in thousands, except per share data)
(unaudited)

6.	Long-term Debt:

Long-term debt consists of the following:

	October 5, 2013	December 29, 2012	October 6, 2012
Revolving facility at variable interest rates (1.67%, 1.74% and 1.77% at October 5, 2013, December 29, 2012 and October 6, 2012, respectively) due May 27, 2016	$—	$—	$—
5.75% Senior Unsecured Notes (net of unamortized discount of $891, $975 and $999 at October 5, 2013, December 29, 2012 and October 6, 2012, respectively) due May 1, 2020	299,109	299,025	299,001
4.50% Senior Unsecured Notes (net of unamortized discount of $82, $88 and $90 at October 5, 2013, December 29, 2012 and October 6, 2012, respectively) due January 15, 2022	299,918	299,912	299,910
Other	6,030	6,151	1,338
	605,057	605,088	600,249
Less: Current portion of long-term debt	(1,030)	(627)	(699)
Long-term debt, excluding current portion	$604,027	$604,461	$599,550

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

As of October 5, 2013, the Company had no borrowings outstanding under the Facility, and had letters of credit outstanding of $87,660, which reduced the availability under the Facility to $662,340. The letters of credit generally have a term of one year or less and primarily serve as collateral for the Company's self-insurance policies.

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

The Facility contains covenants restricting the Company's ability to, among other things:  (1) permit the subsidiaries of Advance Stores to create, incur or assume additional debt; (2) incur liens or engage in sale-leaseback transactions; (3) make loans and investments (including acquisitions); (4) guarantee obligations; (5) engage in certain mergers and liquidations; (6) change the nature of the Company’s business and the business conducted by its subsidiaries; (7) enter into certain hedging transactions; and (8) change Advance’s status as a holding company. The Company is also required to comply with financial covenants with respect to a maximum leverage ratio and a minimum consolidated coverage ratio. The Company was in compliance with its covenants at October 5, 2013 and December 29, 2012, respectively. The Facility also provides for customary events of default, covenant defaults and cross-defaults to the Company's other material indebtedness.

Senior Unsecured Notes

The Company’s 5.75% senior unsecured notes were issued in April 2010 at 99.587% of the principal amount of $300,000 and are due May 1, 2020 (the "2020 Notes"). The 2020 Notes bear interest at a rate of 5.75% per year payable semi-annually in

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 5, 2013 and October 6, 2012
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
For the Twelve and Forty Week Periods Ended October 5, 2013 and October 6, 2012
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

The following table sets forth the Company’s financial liabilities that were measured at fair value on a recurring basis as of October 5, 2013, December 29, 2012 and October 6, 2012:

		Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
As of October 5, 2013

Contingent consideration related to business acquisitions	$12,939	$—	$—	$12,939

As of December 29, 2012

Contingent consideration related to business acquisitions	16,999	—	—	16,999

As of October 6, 2012

Contingent consideration related to business acquisitions	$23,021	$—	$—	$23,021

The fair value of the contingent consideration, which is recorded in Accrued expenses and Other long-term liabilities, is based on various estimates including the Company's estimate of the probability of achieving the targets and the time value of money. During the forty weeks ended October 5, 2013, contingent consideration decreased primarily due to a payment of $4,726 resulting from the achievement of performance conditions, partially offset by amortization of the net present value discount.

The carrying amount of the Company’s cash and cash equivalents, accounts receivable, bank overdrafts, accounts payable, accrued expenses and current portion of long term debt approximate their fair values due to the relatively short term nature of these instruments. The fair value of the Company’s senior unsecured notes was determined using Level 2 inputs based on quoted market prices, and the Company believes that the carrying value of its other long-term debt and certain long-term liabilities approximate fair value.

The carrying value and fair value of the Company's long-term debt as of October 5, 2013, December 29, 2012 and October 6, 2012, respectively, are as follows:

	October 5, 2013	December 29, 2012	October 6, 2012
Carrying Value	$604,027	$604,461	$599,550
Fair Value	$626,000	$655,000	$675,000

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 5, 2013 and October 6, 2012
(in thousands, except per share data)
(unaudited)

Non-Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). At October 5, 2013, the Company had no significant non-financial assets or liabilities that had been adjusted to fair value subsequent to initial recognition.

8.	Stock Repurchase Program:

The Company’s stock repurchase program allows it to repurchase its common stock on the open market or in privately negotiated transactions from time to time in accordance with the requirements of the SEC. The Company's $500,000 stock repurchase program in place as of October 5, 2013 was authorized by its Board of Directors on May 14, 2012.

During the twelve weeks ended October 5, 2013, the Company repurchased 35 shares of its common stock at an aggregate cost of $2,782, or an average price of $79.94 per share under its stock repurchase program. During the forty weeks ended October 5, 2013, the Company repurchased 998 shares of its common stock at an aggregate cost of $77,293, or an average price of $77.47 per share under its stock repurchase program. The Company had $415,092 remaining under its stock repurchase program as of October 5, 2013. The Company repurchased 1 share of its common stock at an aggregate cost of $68, or an average price of $81.85 per share, in connection with the net settlement of shares issued as a result of the vesting of restricted stock during the twelve weeks ended October 5, 2013. The Company repurchased 17 shares of its common stock at an aggregate cost of $1,344, or an average price of $77.80 per share, in connection with the net settlement of shares issued as a result of the vesting of restricted stock during the forty weeks ended October 5, 2013.

During the twelve weeks ended October 6, 2012, the Company repurchased no shares of its common stock under its stock repurchase program. During the forty weeks ended October 6, 2012, the Company repurchased 257 shares of its common stock at an aggregate cost of $19,589, or an average price of $76.18 per share under its $500,000 stock repurchase program authorized by its Board of Directors on May 14, 2012. The Company repurchased 2 shares of its common stock at an aggregate cost of $151, or an average price of $72.85 per share, in connection with the net settlement of shares issued as a result of the vesting of restricted stock during the twelve weeks ended October 6, 2012. The Company repurchased 66 shares of its common stock at an aggregate cost of $5,604, or an average price of $84.61 per share, in connection with the net settlement of shares issued as a result of the vesting of restricted stock during the forty weeks ended October 6, 2012. Also during the forty weeks ended October 6, 2012, the Company retired 33,738 shares of treasury stock.

9.	Earnings per Share:

Certain of the Company’s shares granted to employees in the form of restricted stock are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per share. For the twelve week periods ended October 5, 2013 and October 6, 2012, earnings of $232 and $203, respectively, were allocated to the participating securities. For the forty week periods ended October 5, 2013 and October 6, 2012, earnings of $791 and $760, respectively, were allocated to the participating securities.

Diluted earnings per share are calculated by including the effect of dilutive securities. Share-based awards to purchase approximately 54 and 187 shares of common stock that had an exercise price in excess of the average market price of the common stock during the twelve week periods ended October 5, 2013 and October 6, 2012, respectively, were not included in the calculation of diluted earnings per share because they were anti-dilutive. Share-based awards to purchase approximately 52 and 213 shares of common stock that had an exercise price in excess of the average market price of the common stock during the forty week periods ended October 5, 2013 and October 6, 2012, respectively, were not included in the calculation of diluted earnings per share because they were anti-dilutive.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 5, 2013 and October 6, 2012
(in thousands, except per share data)
(unaudited)

The following table illustrates the computation of basic and diluted earnings per share for the twelve and forty week periods ended October 5, 2013 and October 6, 2012, respectively:

	Twelve Weeks Ended		Forty Weeks Ended
	October 5, 2013	October 6, 2012	October 5, 2013	October 6, 2012
Numerator
Net income applicable to common shares	$103,830	$89,503	$342,491	$322,615
Participating securities' share in earnings	(232)	(203)	(791)	(760)
Net income applicable to common shares	$103,598	$89,300	$341,700	$321,855
Denominator
Basic weighted average common shares	72,747	73,166	72,981	73,052
Dilutive impact of share-based awards	381	826	482	1,055
Diluted weighted average common shares	73,128	73,992	73,463	74,107

Basic earnings per common share
Net income applicable to common stockholders	$1.42	$1.22	$4.68	$4.41

Diluted earnings per common share
Net income applicable to common stockholders	$1.42	$1.21	$4.65	$4.34

10.	Warranty Liabilities:

The following table presents changes in the Company’s warranty reserves:

	October 5, 2013	December 29, 2012	October 6, 2012
	(40 weeks ended)	(52 weeks ended)	(40 weeks ended)
Warranty reserve, beginning of period	$38,425	$38,847	$38,847
Additions to warranty reserves	31,280	40,766	29,332
Reserves utilized	(31,148)	(41,188)	(30,983)

Warranty reserve, end of period	$38,557	$38,425	$37,196

The Company’s warranty liabilities are included in Accrued expenses in its condensed consolidated balance sheets.

11.	Segment and Related Information:

The Company has the following two reportable segments: AAP and AI. The AAP segment is comprised of 3,796 stores, as of October 5, 2013, which operate primarily in the United States, Puerto Rico and the Virgin Islands under the trade names “Advance Auto Parts” and “Advance Discount Auto Parts.” These stores offer a broad selection of brand name and proprietary automotive replacement parts, accessories and maintenance items for domestic and imported cars and light trucks. The Company aggregates the financial results of AAP's geographic areas, which are individually considered operating segments, due to the economic similarities of those areas.

Included in the Company's geographic areas are sales generated from its e-commerce platforms. The Company's e-commerce platforms primarily consist of its online website and Commercial ordering platforms as part of its integrated operating approach of serving its do-it-yourself ("DIY") and Commercial customers. The Company's online website allows its DIY customers to pick up merchandise at a conveniently located store location or have their purchases shipped directly to them.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 5, 2013 and October 6, 2012
(in thousands, except per share data)
(unaudited)

The majority of the Company's online sales are picked up at store locations. Through the Company's online ordering platform, Commercial customers can conveniently place orders with a designated store location for delivery to their place of business.

The AI segment consists solely of the operations of Autopart International and operates stores under the “Autopart International” trade name. AI mainly serves the Commercial market from its 222 stores, as of October 5, 2013, primarily located in the Northeastern, Mid-Atlantic and Southeastern regions of the United States.

The Company evaluates each segment’s financial performance based on net sales and operating profit for purposes of allocating resources and assessing performance. The accounting policies of the reportable segments are generally the same as those described in the Annual Report on Form 10-K for the year ended December 29, 2012.

The following table summarizes financial information for each of the Company's business segments for the twelve and forty weeks ended October 5, 2013 and October 6, 2012, respectively.

	Twelve Week Periods Ended		Forty Week Periods Ended
	October 5, 2013	October 6, 2012	October 5, 2013	October 6, 2012
Net sales
AAP	$1,441,695	$1,386,791	$4,830,293	$4,646,688
AI	81,694	74,538	266,356	241,146
Eliminations (1)	(3,245)	(3,802)	(11,648)	(12,032)
Total net sales	$1,520,144	$1,457,527	$5,085,001	$4,875,802

Income before provision for income taxes
AAP	$156,814	$140,141	$530,493	$508,137
AI	6,328	2,483	14,038	10,892
Total income before provision for income taxes	$163,142	$142,624	$544,531	$519,029

Provision for income taxes
AAP	$56,882	$52,155	$196,748	$192,069
AI	2,430	966	5,292	4,345
Total provision for income taxes	$59,312	$53,121	$202,040	$196,414

	October 5, 2013	December 29, 2012	October 6, 2012
Segment assets
AAP	$4,659,837	$4,352,686	$4,090,931
AI	284,862	261,128	266,275
Total segment assets	$4,944,699	$4,613,814	$4,357,206

(1)
For the twelve weeks ended October 5, 2013, eliminations represented net sales of $2,128 from AAP to AI and $1,117 from AI to AAP. For the twelve weeks ended October 6, 2012, eliminations represented net sales of $2,504 from AAP to AI and $1,298 from AI to AAP. For the forty weeks ended October 5, 2013, eliminations represented net sales of $8,137 from AAP to AI and $3,511 from AI to AAP. For the forty weeks ended October 6, 2012, eliminations represented net sales of $7,695 from AAP to AI and $4,337 from AI to AAP.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 5, 2013 and October 6, 2012
(in thousands, except per share data)
(unaudited)

12.	Subsequent Event:

On October 15, 2013, the Company entered into a definitive agreement to acquire General Parts International, Inc. ("GPI"), a leading privately held distributor and supplier of original equipment and aftermarket replacement products for commercial markets operating under the CARQUEST and WORLDPAC brands. The acquisition of GPI will allow the Company to expand its geographic presence and commercial capabilities to better serve customers. The transaction is subject to regulatory approvals and customary closing conditions and is expected to close by late 2013 or early 2014.
Under the terms of the merger agreement, the Company intends to acquire GPI in an all-cash transaction with an enterprise value of $2.04 billion. The Company expects to secure additional financing in the form of bank debt and senior unsecured notes during its fourth quarter to be used along with cash on-hand to fund the acquisition of GPI.
The Company recognized $5,114 of acquisition related costs during its twelve weeks ended October 5, 2013, which are included in the Company's selling, general and administrative expenses in the accompanying condensed consolidated statement of operations.

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

•
the ability to close the proposed acquisition of GPI on the expected terms and within the anticipated time period, or at all, which is dependent on the parties’ ability to satisfy certain closing conditions;

•	the risk that regulatory approvals that are required to complete the proposed acquisition of GPI may not be received, may take longer than expected or may impose adverse conditions;

•	the failure to obtain the necessary financing for the acquisition of GPI, including as contemplated by the financing commitment obtained by us at the time of signing the merger agreement;

•	the risk that the benefits of the proposed acquisition of GPI, including synergies, may not be fully realized or may take longer to realize than expected;

•	the possibility that the proposed acquisition of GPI may not advance our business strategy;

•	the risk that we may experience difficulty integrating GPI’s employees, business systems and technology;

•	the potential diversion of our management’s attention from our other businesses resulting from the proposed transaction; and

•	the impact of the proposed transaction on third-party relationships, including customers, wholesalers, independently owned and jobber stores and suppliers.

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

Introduction

We are a leading specialty retailer of automotive aftermarket parts, accessories, batteries and maintenance items primarily operating within the United States. Our stores carry an extensive product line for cars, vans, sport utility vehicles and light trucks. We serve both "do-it-yourself," or DIY, and “do-it-for-me,” or Commercial, customers. Our Commercial customers consist primarily of delivery customers for whom we deliver products from our store locations to our Commercial customers’ places of business, including independent garages, service stations and auto dealers. At October 5, 2013, we operated a total of 4,018 stores.

We operate in two reportable segments: Advance Auto Parts, or AAP, and Autopart International, Inc., or AI. The AAP segment is comprised of our store operations within the Northeastern, Southeastern and Midwestern (inclusive of South Central) regions of the United States, Puerto Rico and the Virgin Islands which primarily operate under the trade names “Advance Auto Parts” and “Advance Discount Auto Parts.” At October 5, 2013, we operated 3,796 stores in the AAP segment. Our AAP stores offer a broad selection of brand name and private label automotive replacement parts, accessories, batteries and maintenance items for domestic and imported cars and light trucks. Through our integrated operating approach, we serve our DIY and Commercial customers from our store locations and online at www.AdvanceAutoParts.com. Our online website allows our DIY customers to pick up merchandise at a conveniently located store or have their purchases shipped directly to their homes or businesses. Our Commercial customers can conveniently place their orders online.

At October 5, 2013, we operated 222 stores in the AI segment under the “Autopart International” trade name. AI’s business primarily serves the Commercial market from its store locations in the Northeastern, Mid-Atlantic and Southeastern regions of the United States. For additional information regarding our segments, see Note 11, Segment and Related Information, of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Management Overview

We generated earnings per diluted share, or diluted EPS, of $1.42 during our twelve weeks ended October 5, 2013 (or the third quarter of Fiscal 2013) compared to $1.21 for the comparable period of Fiscal 2012. The increase in our diluted EPS was primarily due to an increase in our operating income. We increased operating income over the comparable period of last year by improving our gross profit rate and disciplined expense control despite a 2.0% comparable store sales decline. Similar to previous quarters this year, sales remained constrained in many of our markets in part due to the ongoing uncertainty in the macroeconomic environment and increased competition in our operating area. During much of our third quarter, we believe consumer spending was suppressed as consumers faced the uncertainty regarding a potential federal government shutdown and the apprehension regarding the impact of health care reform. We believe that our core consumers are performing only the repairs that are absolutely necessary to keep their vehicles on the road which has resulted in a record level of deferred maintenance. We continue to generate a significant amount of cash on-hand to invest in capital improvements and initiatives to support our two key strategies, Superior Availability and Service Leadership, which are discussed later in "Business and Industry Update."

Acquisitions Update

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

On October 15, 2013, we entered into a definitive agreement to acquire GPI, a leading privately held distributor and supplier of original equipment and aftermarket replacement products for commercial markets operating under the CARQUEST and WORLDPAC brands. The acquisition of GPI will allow us to expand our geographic presence and commercial capabilities to better serve customers. The transaction is subject to regulatory approvals and customary closing conditions and is expected to close by late 2013 or early 2014. Under the terms of the merger agreement, we intend to acquire GPI in an all-cash transaction with an enterprise value of $2.04 billion.

Summary of Third Quarter Financial Results

A high-level summary of our financial results for the third quarter of Fiscal 2013 is included below:

•
Net sales during the third quarter of Fiscal 2013 were $1,520.1 million, an increase of 4.3% as compared to the third quarter of Fiscal 2012. This increase was primarily driven by the addition of the acquired BWP stores and 170 net new stores over the past 12 months partially offset by a 2.0% decrease in comparable store sales.

•
Our operating income for the third quarter of Fiscal 2013 was $170.7 million, an increase of $20.4 million from the comparable period of Fiscal 2012. As a percentage of total sales, operating income was 11.2%, an increase of 91 basis points, due to a lower SG&A rate combined with a higher gross profit rate.

•
Our inventory balance as of October 5, 2013 increased $270.6 million, or 12.3%, over our inventory balance as of October 6, 2012 driven by the BWP acquisition, new store openings and support of our inventory availability initiatives.

•
We generated operating cash flow of $398.5 million during the forty weeks ended October 5, 2013, a decrease of 21.1% from the comparable period in Fiscal 2012, primarily due to the timing of payments to vendors.

Refer to the "Results of Operations" and "Liquidity and Capital Resources" sections for further details of our income statement and cash flow results, respectively.

Business and Industry Update

Our two key strategies are Superior Availability and Service Leadership. Superior Availability is aimed at product availability and maximizing the speed, reliability and efficiency of our supply chain. Service Leadership leverages our product availability in addition to more consistent execution of customer-facing initiatives to strengthen our integrated operating approach of serving our DIY and Commercial customers in our stores and on-line. Through these two key strategies, we believe we can continue to build on the initiatives discussed below to produce favorable financial results over the long term. Sales to Commercial customers remain the biggest opportunity for us to increase our overall market share in the automotive aftermarket industry. Our Commercial sales, as a percentage of total sales, increased to 41% for the third quarter of Fiscal 2013 compared to 39% for the same period in Fiscal 2012. This increase has been more pronounced in Fiscal 2013 due to the contribution of the acquired BWP stores which are more weighted in Commercial than our Advance stores.

Our strategic priorities include:

•
Growing our Commercial business through improved delivery speed and reliability, increased customer retention, increased volume with national and regional accounts, the acquisition and integration of BWP and the pending acquisition of GPI;

•
Improving localized parts availability through the continued increase in the number of our larger HUB stores, strengthened focus on in-store availability and leveraging the advancement of our supply chain infrastructure, which includes the continued ramp-up of our new Remington distribution center;

•	Accelerating our new store growth rate; and

•
Continuing our focus on store execution through more effective scheduling, increased productivity and simplification, improved product on-hand accuracy, expanded sales training and continued measurement of customer engagement.

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

Favorable industry dynamics include:

•	an increase in the number and average age of vehicles;

•	a long-term expectation that miles driven will continue to increase based on historical trends; and

•	a fragmented commercial market.

Conversely, the factors negatively affecting the automotive aftermarket industry include:

•	deferral of elective automotive maintenance in the near term as more consumers contemplate new automobile purchases;

•	longer maintenance and part failure intervals on newer cars due to improved quality; and

•	higher and more volatile gas prices.

Despite our sales performance during the third quarter, we remain encouraged by (i) the long-term fundamentals of the automotive aftermarket industry and (ii) initiatives that are underway in support of our key strategies. While we believe our lower comparable sales will not be a long-term trend given the overall positive long-term industry dynamics, we do anticipate constrained comparable sales for the remainder of Fiscal 2013 based on the current trend of lower customer demand. Despite the lower sales, we are committed to achieving our long-term sales growth and profitability goals by remaining focused on our Commercial sales growth while balancing support and discretionary expenses with the additional cost of investments in our key strategies.

Consolidated Operating Results and Key Statistics and Metrics

The following table highlights certain consolidated operating results and key statistics and metrics for the twelve and forty weeks ended October 5, 2013 and October 6, 2012, respectively, and the fiscal years ended December 29, 2012 and December 31, 2011. We use these key statistics and metrics to measure the financial progress of our key strategies.

	Twelve Weeks Ended		Forty Weeks Ended
	October 5, 2013	October 6, 2012	October 5, 2013	October 6, 2012	FY 2012	FY 2011
Operating Results:
Total net sales (in 000s)	$1,520,144	$1,457,527	$5,085,001	$4,875,802	$6,205,003	$6,170,462
Comparable store sales growth (1)	(2.0%)	(1.8)%	(2.0)%	(0.5)%	(0.8)%	2.2%
Gross profit	50.2%	49.8%	50.2%	49.9%	49.9%	49.7%
SG&A	39.0%	39.4%	39.0%	38.8%	39.3%	39.0%
Operating profit	11.2%	10.3%	11.2%	11.2%	10.6%	10.8%
Diluted earnings per share	$1.42	$1.21	$4.65	$4.34	$5.22	$5.11

Key Statistics and Metrics:
Number of stores, end of period	4,018	3,727	4,018	3,727	3,794	3,662
Total store square footage, end of period (in 000s)	29,427	27,194	29,427	27,194	27,806	26,663
Total Team Members, end of period	54,238	54,220	54,238	54,220	53,473	52,002
Sales per store (in 000s)(2)(3)	$1,656	$1,683	$1,656	$1,683	$1,664	$1,708
Operating income per store (in 000s)(2)(4)	$176	$178	$176	$178	$176	$184
Gross margin return on inventory (2)(5)	8.3	6.9	8.3	6.9	9.3	6.6

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

Store Development by Segment

The following table sets forth the total number of new, closed and relocated stores and stores with Commercial delivery programs during the twelve and forty weeks ended October 5, 2013 and October 6, 2012 by segment. We lease approximately 79% of our AAP stores. We lease 100% of our AI stores.

AAP
	Twelve Weeks Ended		Forty Weeks Ended
	October 5, 2013	October 6, 2012	October 5, 2013	October 6, 2012
Number of stores at beginning of period	3,763	3,489	3,576	3,460
New stores	35	28	105	57
Acquired BWP stores	—	—	124	—
Closed stores	(2)	—	(9)	—
Number of stores, end of period	3,796	3,517	3,796	3,517
Relocated stores	1	2	3	9
Stores with Commercial delivery programs	3,484	3,212	3,484	3,212

AI
	Twelve Weeks Ended		Forty Weeks Ended
	October 5, 2013	October 6, 2012	October 5, 2013	October 6, 2012
Number of stores at beginning of period	227	203	218	202
New stores	—	7	12	13
Closed stores	(5)	—	(8)	(5)
Number of stores, end of period	222	210	222	210
Relocated stores	1	1	10	5
Stores with Commercial delivery programs	222	210	222	210

Included in our store closures during the twelve and forty weeks ended October 5, 2013 are two and three BWP stores, respectively, that were consolidated into existing Advance Auto Parts stores. During Fiscal 2013, we anticipate adding approximately 155 to 165 AAP stores (excluding the 124 BWP stores acquired on December 31, 2012) and 10 to 15 AI stores.

Critical Accounting Policies

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Our discussion and analysis of the financial condition and results of operations are based on these financial statements. The preparation of these financial statements requires the application of accounting policies in addition to certain estimates and judgments by our management. Our estimates and judgments are based on currently available information, historical results and other assumptions we believe are reasonable. Actual results could differ materially from these estimates. During the twelve and forty weeks ended October 5, 2013, we consistently applied the critical accounting policies discussed in our 2012 Form 10-K. For a complete discussion regarding these critical accounting policies, refer to the 2012 Form 10-K.

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

Selling, General and Administrative Expenses

SG&A expenses consist of store payroll and benefits, store occupancy (including rent and depreciation), advertising expenses, Commercial delivery expenses, other store expenses and general and administrative expenses, including salaries and related benefits of store support center Team Members, share-based compensation expense, store support center administrative office expenses, data processing, professional expenses, self-insurance costs, closed store expense, impairment charges and acquisition related costs, if any, and other related expenses.

Results of Operations

The following table sets forth certain of our operating data expressed as a percentage of net sales for the periods indicated.

	Twelve Week Periods Ended		Forty Week Periods Ended
	October 5, 2013	October 6, 2012	October 5, 2013	October 6, 2012
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales, including purchasing and warehousing costs	49.8	50.2	49.8	50.1
Gross profit	50.2	49.8	50.2	49.9
Selling, general and administrative expenses	39.0	39.4	39.0	38.8
Operating income	11.2	10.3	11.2	11.2
Interest expense	(0.5)	(0.6)	(0.5)	(0.5)
Other expense, net	0.0	0.0	0.0	0.0
Provision for income taxes	3.9	3.6	4.0	4.0
Net income	6.8%	6.1%	6.7%	6.6%

Twelve and Forty Week Periods Ended October 5, 2013 Compared to Twelve and Forty Week Periods Ended October 6, 2012

Net Sales

Net sales for the twelve weeks ended October 5, 2013 were $1,520.1 million, an increase of $62.6 million, or 4.3%, as compared to net sales for the twelve weeks ended October 6, 2012. The sales increase was primarily due to sales from the acquired BWP stores and sales from the new AAP and AI stores opened during the last twelve months partially offset by a 2.0% decrease in comparable store sales.

For the twelve weeks ended October 5, 2013, AAP produced net sales of $1,441.7 million, an increase of $54.9 million, or 4.0%, as compared to net sales for the twelve weeks ended October 6, 2012. This growth was primarily a result of sales from the 121 acquired BWP stores and sales from the net addition of 158 new stores over the past year partially offset by a comparable store sales decrease of 2.2%. The comparable store sales decrease was driven by a decrease in transaction count partially offset by an increase in transaction value, which is reflective of higher priced products sold and a higher mix of Commercial sales. Our decrease in comparable transaction count was more pronounced in our DIY customers in part due to the continued uncertainty in the macroeconomic environment. For the twelve weeks ended October 5, 2013, AI produced net sales of $81.7 million, an increase of $7.2 million, or 9.6%, as compared to net sales for the twelve weeks ended October 6, 2012.

	Twelve Weeks Ended
	October 5, 2013			October 6, 2012
	AAP	AI	Total	AAP	AI	Total
Comparable store sales %	(2.2%)	1.7%	(2.0%)	(1.9%)	0.2%	(1.8)%
Net stores opened in last twelve months	158	12	170	75	7	82
Current number of BWP stores	121	—	121	—	—	—

Net sales for the forty weeks ended October 5, 2013 were $5,085.0 million, an increase of $209.2 million, or 4.3%, as compared to net sales for the forty weeks ended October 6, 2012. The sales increase was primarily due to sales from the acquired BWP stores and sales from the new AAP and AI stores opened during the last twelve months partially offset by a 2.0% decrease in comparable store sales.

For the forty weeks ended October 5, 2013, AAP produced net sales of $4,830.3 million, an increase of $183.6 million, or 4.0%, as compared to net sales for the forty weeks ended October 6, 2012. This growth was primarily a result of sales from the 121 acquired BWP stores and sales from the net addition of 158 new stores over the past year partially offset by a comparable store sales decrease of 2.1%. The comparable store sales decrease was driven by a decrease in transaction count partially offset by an increase in transaction value, which is reflective of of higher priced products sold and a higher mix of Commercial sales. For the forty weeks ended October 5, 2013, AI produced net sales of $266.4 million, an increase of $25.2 million, or 10.5%, as compared to net sales for the forty weeks ended October 6, 2012.

	Forty Weeks Ended
	October 5, 2013			October 6, 2012
	AAP	AI	Total	AAP	AI	Total
Comparable store sales %	(2.1%)	0.5%	(2.0%)	(0.7%)	1.9%	(0.5%)
Net stores opened in last twelve months	158	12	170	75	7	82
Current number of BWP stores	121	—	121	—	—	—

 Gross Profit

Gross profit for the twelve weeks ended October 5, 2013 was $762.9 million, or 50.2% of net sales, as compared to $725.4 million, or 49.8% of net sales, for the comparable period of last year, representing an increase of 42 basis points. The 42 basis-point increase in gross profit rate was driven primarily by increased merchandise margins due to lower acquisition costs partially offset by planned inefficiencies in supply chain costs associated with the ramp-up in shipments of inventory from our new distribution center and the impact from a higher mix of Commercial sales which have a lower gross profit rate. The increase in our Commercial mix of sales was primarily due to the sales from the acquired BWP stores.

Gross profit for the forty weeks ended October 5, 2013 was $2,550.4 million, or 50.2% of net sales, as compared to $2,434.9 million, or 49.9% of net sales, for the comparable period of last year, representing an increase of 22 basis points. The 22 basis-point increase in gross profit rate was driven primarily by increased merchandise margins, due to lower acquisition costs and a favorable product mix, and improvement in shrink partially offset by planned inefficiencies in supply chain costs associated with the ramp-up in shipments of inventory from our new distribution center and the impact from a higher mix of Commercial sales which have a lower gross profit rate. The increase in our Commercial mix of sales was primarily due to the sales from the acquired BWP stores.

SG&A

SG&A expenses for the twelve weeks ended October 5, 2013 were $592.2 million, or 39.0% of net sales, as compared to $575.0 million, or 39.4% of net sales, for the comparable period of last year, representing a decrease of 49 basis points. This decrease as a percentage of net sales was primarily due to lower marketing expense, increased labor productivity and lower administrative and support costs. These decreases were partially offset by acquisition related costs associated with the pending acquisition of GPI, higher incentive compensation and costs from increased new store openings.

SG&A expenses for the forty weeks ended October 5, 2013 were $1,980.9 million, or 39.0% of net sales, as compared to $1,890.8 million, or 38.8% of net sales, for the comparable period of last year, representing an increase of 18 basis points. This increase as a percentage of net sales was primarily due to costs from increased new store openings and higher incentive compensation, partially offset by lower marketing expense and a decrease in credit card fees as a result of the insourcing of our Commercial credit program in Fiscal 2012.

Operating Income

Operating income for the twelve weeks ended October 5, 2013 was $170.7 million, or 11.2% of net sales, as compared to $150.4 million, or 10.3% of net sales, for the comparable period of last year, representing an increase of 91 basis points. This increase was reflective of a decrease in our SG&A rate coupled with an increase in our gross profit rate.

AAP produced operating income of $164.4 million, or 11.4% of net sales, for the twelve weeks ended October 5, 2013 as compared to $147.9 million, or 10.7% of net sales, for the comparable period of last year. This increase on a rate basis was due to the gross profit and SG&A drivers previously discussed. AI generated operating income for the twelve weeks ended October 5, 2013 of $6.3 million as compared to $2.5 million for the comparable period of last year. AI’s operating income increased during the third quarter primarily due to a 9.6% increase in sales; an increase in gross profit rate, driven mainly by supply chain efficiencies; improvements in store labor productivity; and SG&A leverage driven by lower administrative and support costs.

Operating income for the forty weeks ended October 5, 2013 was $569.5 million, or 11.2% of net sales, as compared to $544.1 million, or 11.2% of net sales, for the comparable period of last year, representing a decrease of 4 basis points. This decrease was reflective of an increase in our SG&A rate partially offset by a slight increase in our gross profit rate.

AAP produced operating income of $555.4 million, or 11.5% of net sales, for the forty weeks ended October 5, 2013 as compared to $533.2 million, or 11.5% of net sales, for the comparable period of last year. This slight increase of two basis points was due to the gross profit and SG&A drivers previously discussed. AI generated operating income for the forty weeks ended October 5, 2013 of $14.1 million as compared to $10.9 million for the comparable period of last year. AI’s operating income increased during the forty weeks ended October 5, 2013 primarily due to improvements in store labor productivity and SG&A leverage driven by lower administrative and support costs during the second and third quarters.

Interest Expense

Interest expense for the twelve weeks ended October 5, 2013 was $7.9 million, or 0.5% of net sales, as compared to $8.0 million, or 0.6% of net sales, for the comparable period in Fiscal 2012.

Interest expense for the forty weeks ended October 5, 2013 was $26.6 million, or 0.5% of net sales, as compared to $25.8 million, or 0.5% of net sales, for the comparable period in Fiscal 2012.

Income Taxes

Income tax expense for the twelve weeks ended October 5, 2013 was $59.3 million, as compared to $53.1 million for the comparable period of Fiscal 2012. Our effective income tax rate was 36.4% and 37.2% for the twelve weeks ended October 5, 2013 and October 6, 2012, respectively. The reduction in our effective tax rate was primarily due to employment tax credits taken during the quarter.

Income tax expense for the forty weeks ended October 5, 2013 was $202.0 million, as compared to $196.4 million for the comparable period of Fiscal 2012. Our effective income tax rate was 37.1% and 37.8% for the forty weeks ended October 5, 2013 and October 6, 2012, respectively. The reduction in our effective tax rate was primarily due to employment tax credits taken during the forty weeks ended October 5, 2013.

Net Income

Net income for the twelve weeks ended October 5, 2013 was $103.8 million, or $1.42 per diluted share, as compared to $89.5 million, or $1.21 per diluted share, for the comparable period of Fiscal 2012. As a percentage of net sales, net income for the twelve weeks ended October 5, 2013 was 6.8%, as compared to 6.1% for the comparable period of Fiscal 2012. The increase in diluted EPS was driven primarily by the increase in net income.

Net income for the forty weeks ended October 5, 2013 was $342.5 million, or $4.65 per diluted share, as compared to $322.6 million, or $4.34 per diluted share, for the comparable period of Fiscal 2012. As a percentage of net sales, net income for the forty weeks ended October 5, 2013 was 6.7%, as compared to 6.6% for the comparable period of Fiscal 2012. The increase in diluted EPS was driven primarily by the increase in net income.

Liquidity and Capital Resources

Overview

Our primary cash requirements to maintain our current operations include payroll and benefits, the purchase of inventory, contractual obligations, capital expenditures and the payment of income taxes. In addition, we have used available funds for acquisitions, to repay borrowings under our revolving credit facility, to periodically repurchase shares of our common stock under our stock repurchase program and for the payment of quarterly cash dividends. We have funded these requirements primarily through cash generated from operations, supplemented by borrowings under our credit facilities and notes offerings as needed. We believe funds generated from our expected results of operations, available cash and cash equivalents, and available borrowings under our revolving credit facility will be sufficient to fund our primary obligations for the next fiscal year. In addition, we expect to secure additional financing in the form of bank debt and senior unsecured notes during our fourth quarter to be used along with cash on-hand to fund the acquisition of GPI, subject to regulatory approval.

At October 5, 2013, our cash and cash equivalents balance was $567.3 million, a decrease of $30.8 million compared to December 29, 2012 (the end of Fiscal 2012). This decrease in cash during the forty weeks ended October 5, 2013 was primarily a result of cash used in the acquisition of BWP, investment in property and equipment and repurchases of common stock partially offset by cash generated from operations. Additional discussion of our cash flow results, including the comparison of the activity for the forty weeks ended October 5, 2013 to the comparable period of Fiscal 2012, is set forth in the Analysis of Cash Flows section.

At October 5, 2013, our outstanding indebtedness was $605.1 million, which was essentially unchanged from December 29, 2012, and consisted of borrowings of $599.0 million under our senior unsecured notes and $6.0 million outstanding on economic development notes. Additionally, we had $87.7 million in letters of credit outstanding, which reduced our total availability under the revolving credit facility to $662.3 million.

Capital Expenditures

Our primary capital requirements have been the funding of our new store development (leased and owned locations), maintenance of existing stores and investments under our Superior Availability and Service Leadership strategies, including supply chain and information technology. Our capital expenditures were $147.7 million for the forty weeks ended October 5, 2013, or $53.5 million less than the forty weeks ended October 6, 2012. In addition to routine capital expenditures, our capital investments during the forty weeks ended October 5, 2013 included the acquisition of BWP for $187.2 million.

Our future capital requirements will depend in large part on the number of and timing for new stores we open within a given year and the investments we make in our existing stores, information technology and our supply chain network. We anticipate that our capital expenditures in Fiscal 2013 will be less than Fiscal 2012 primarily due to fewer store purchases and investments across other support areas. During the forty weeks ended October 5, 2013, we opened 105 AAP stores and 12 AI stores compared to 57 AAP and 13 AI stores during the comparable period of last year. We remain on pace to open 155 to 165 AAP stores (excluding the 124 BWP stores acquired on December 31, 2012) and 10 to 15 AI stores, respectively, during Fiscal 2013.

Stock Repurchase Program

Our stock repurchase program allows us to repurchase our common stock on the open market or in privately negotiated transactions from time to time in accordance with the requirements of the SEC. Our $500 million stock repurchase program in place as of October 5, 2013 was authorized by our Board of Directors on May 14, 2012.

During the twelve weeks ended October 5, 2013, we repurchased 35,000 shares of our common stock at an aggregate cost of $2.8 million, or an average price of $79.94 per share. Additionally, we repurchased 1,000 shares of our common stock at an aggregate cost of $0.1 million, or an average price of $81.85 per share, in connection with the net settlement of shares issued as a result of the vesting of restricted stock during the twelve weeks ended October 5, 2013. During the forty weeks ended October 5, 2013, we repurchased 1.0 million shares of our common stock at an aggregate cost of $77.3 million, or an average price of $77.47 per share. At October 5, 2013, we had $415.1 million remaining under our stock repurchase program. Additionally, we repurchased 17,000 shares of our common stock at an aggregate cost of $1.3 million, or an average price of $77.80 per share, in connection with the net settlement of shares issued as a result of the vesting of restricted stock during the forty weeks ended October 5, 2013.

Dividend

Since Fiscal 2006, our Board of Directors has declared quarterly dividends of $0.06 per share to stockholders of record. On October 30, 2013, our Board of Directors declared a quarterly dividend of $0.06 per share to be paid on January 3, 2014 to all common stockholders of record as of December 20, 2013.

Analysis of Cash Flows

A summary and analysis of our cash flows for the forty week period ended October 5, 2013 as compared to the forty week period ended October 6, 2012 is included below.

	Forty Week Periods Ended
	October 5, 2013	October 6, 2012
	(in millions)
Cash flows from operating activities	$398.5	$504.8
Cash flows from investing activities	(317.4)	(206.2)
Cash flows from financing activities	(111.9)	122.9
Net (decrease) increase in cash and cash equivalents	$(30.8)	$421.5

Operating Activities

For the forty weeks ended October 5, 2013, net cash provided by operating activities decreased $106.3 million to $398.5 million. This net decrease in operating cash flow was primarily driven by a $143.7 million increase in inventory, net of accounts payable, primarily as a result of the timing of payments to vendors. Partially offsetting these decreases in operating cash flow was an decrease in receivables of $33.6 million resulting from the transition of our in-house Commercial credit program last year.

Investing Activities

For the forty weeks ended October 5, 2013, net cash used in investing activities increased $111.2 million to $317.4 million. The increase in cash used in investing activities was primarily driven by cash used in the acquisition of BWP partially offset by a reduction in investments in property and equipment as a result of less spending on existing stores, information technology, new store development and investments in supply chain.

Financing Activities

For the forty weeks ended October 5, 2013, net cash used in financing activities was $111.9 million, as compared to net cash provided by financing activities of $122.9 million, a decrease of $234.8 million. This decrease was primarily a result of net proceeds of $184.9 million provided by borrowing activities in Fiscal 2012 coupled with a $53.4 million increase in the repurchase of common stock under our stock repurchase program in Fiscal 2013.

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

As of October 5, 2013, we had no borrowings outstanding under our revolving credit facility, but had letters of credit outstanding of $87.7 million, which reduced the availability under the revolving credit facility to $662.3 million. The letters of credit generally have a term of one year or less and serve as collateral for our self-insurance policies.

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

Our revolving credit facility contains covenants restricting our ability to, among other things:  (1) permit the subsidiaries of Advance Stores to create, incur or assume additional debt; (2) incur liens or engage in sale-leaseback transactions; (3) make loans and investments (including acquisitions); (4) guarantee obligations; (5) engage in certain mergers and liquidations; (6) change the nature of our business and the business conducted by our subsidiaries; (7) enter into certain hedging transactions, and (8) change our status as a holding company. We are also required to comply with financial covenants with respect to a maximum leverage ratio and a minimum consolidated coverage ratio. We were in compliance with our covenants in place at October 5, 2013 and December 29, 2012, respectively. Our revolving credit facility also provides for customary events of default, covenant defaults and cross-defaults to other material indebtedness.

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

As of October 5, 2013, we had a credit rating from Standard & Poor’s of BBB- and from Moody’s Investor Service of Baa3. The current outlooks by Standard & Poor’s and Moody’s are both stable. The current pricing grid used to determine our borrowing rate under our revolving credit facility is based on our credit ratings. If these credit ratings decline, our interest rate on outstanding balances may increase and our access to additional financing on favorable terms may become more limited. In addition, it could reduce the attractiveness of our vendor payment program, where certain of our vendors finance payment obligations from us with designated third party financial institutions, which could result in increased working capital requirements. Conversely, if these credit ratings improve, our interest rate may decrease.

Off-Balance-Sheet Arrangements

As of October 5, 2013, we had no off-balance-sheet arrangements as defined in Regulation S-K Item 303 of the SEC regulations. We include other off-balance-sheet arrangements in our contractual obligations table in our 2012 Form 10-K, including operating lease payments, interest payments on our notes and revolving credit facility and letters of credit outstanding.

Contractual Obligations

As of October 5, 2013, there were no material changes to our outstanding contractual obligations as compared to our contractual obligations outstanding as of December 29, 2012. For information regarding our contractual obligations see “Contractual Obligations” in our 2012 Form 10-K.

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

Internet Address and Access to SEC Filings

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

Interest Rate Risk

Our primary financial market risk is due to changes in interest rates. Historically, we have reduced our exposure to changes in interest rates by entering into various interest rate hedge instruments such as interest rate swap contracts and treasury lock agreements. We have historically utilized interest rate swaps to convert variable rate debt to fixed rate debt and to lock in fixed rates on future debt issuances. Our interest rate hedge instruments have been designated as cash flow hedges. At October 5, 2013 we had no interest rate swaps or other derivative instruments outstanding.

The interest rate on borrowings under the revolving credit facility is based, at the Company’s option, on an adjusted LIBOR rate, plus a margin, or an alternate base rate, plus a margin. At October 5, 2013 we had no borrowings outstanding under our revolving credit facility. However, if we elect to borrow on our revolving credit facility, we may be exposed to interest rate risk due to changes in LIBOR or an alternate base rate. There is no interest rate risk associated with our 2020 Notes or 2022 Notes, as the interest rates are fixed at 5.75% and 4.50%, respectively, per annum.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended October 5, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

6BPART II.  OTHER INFORMATION

ITEM 1A.    RISK FACTORS

In addition to the risk factors disclosed under Item 1A to Part 1 of our 2012 Form 10-K, the following risk factors should be read carefully in connection with evaluating our business and the forward-looking information contained in our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q. Other than the updates to our risk factors presented below, there have been no material changes in the risk factors previously disclosed in our Annual Report on Form 10-K.
The parties to the proposed acquisition of GPI may be unable to satisfy the conditions to the completion of the acquisition and the acquisition may not be completed.
Completion of the proposed acquisition of GPI is conditioned on, among other things, the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, the approval of the merger agreement by GPI shareholders, the absence of any law or order that prohibits the completion of the transaction, the accuracy of the representations and warranties of the parties contained in the merger agreement (subject to certain specified standards of materiality), the compliance in all material respects with the covenants of the parties contained in the merger agreement and the absence of a material adverse effect (as defined in the merger agreement) on GPI. These and other conditions to the completion of the transaction may fail to be satisfied. In addition, there can be no assurance that our expected financing for the transaction will be available on expected or acceptable terms, or at all, in order to enable us to complete the acquisition.
Satisfying the conditions to and completion of the transaction may take longer, and could cost more, than we and GPI expect. Any delay in completing the acquisition of GPI or any additional conditions imposed in order to complete the transaction may materially adversely affect the synergies and other benefits that we expect to achieve if the transaction and the integration of the companies’ respective businesses are completed within the expected timeframe.
Failure to achieve the expected benefits of the proposed acquisition of GPI and to integrate GPI’s operations with ours could adversely affect us following the completion of the acquisition and the market price of our common stock.

We cannot be certain whether, and to what extent, any strategic, operational, financial or other benefits resulting from the proposed acquisition of GPI will be achieved. In order to obtain the benefits of the transaction, we must integrate GPI’s operations with ours. Such integration may be complex and the failure to do so quickly and effectively may negatively affect our earnings. The market price of our common stock may decline as a result of the acquisition if our integration of GPI is unsuccessful, takes longer than expected or fails to achieve financial benefits to the extent anticipated by financial analysts or investors, or the effect of the acquisition on our financial results is otherwise not consistent with the expectations of financial analysts or investors.

The announcement and pendency of the proposed acquisition of GPI could cause disruptions in and create uncertainty surrounding GPI’s and our businesses, including affecting GPI’s and our relationships with existing and future customers, suppliers and employees, which could have an adverse effect on GPI’s and our business, financial results and operations, regardless of whether the acquisition is completed. In particular, GPI and we could lose customers or suppliers, and new customer or supplier contracts could be delayed or decreased. In addition, we have diverted, and will continue to divert, significant management resources towards the completion of the acquisition, which could adversely affect our business and results of operations.
We expect to incur substantial additional indebtedness in connection with the proposed acquisition of GPI.
In connection with the proposed acquisition of GPI, we expect to enter into financing arrangements. We intend to use this financing to pay, in part, the merger consideration and related fees and expenses. This additional indebtedness may limit the combined company’s operating flexibility following the acquisition and could otherwise strain the company’s liquidity and financial condition.
If we are unable to retain key GPI personnel after the proposed acquisition of GPI is completed, the combined company’s business might suffer.

The success of the proposed acquisition of GPI will depend in part on our ability to retain key GPI employees who continue employment with the combined company after the completion of the transaction. It is possible that these employees might decide not to remain with the combined company after the transaction is completed. We might not be able to locate suitable replacements for any such key employees that leave GPI or to secure the employment of suitable replacements on reasonable terms. In addition, if key employees terminate their employment, management’s attention might be diverted from successfully integrating GPI’s operations to hiring suitable replacements and the combined company’s business might suffer.
We will incur significant transaction costs as a result of the proposed acquisition of GPI.
We expect to incur significant one-time transaction costs related to the proposed acquisition of GPI. These transaction costs include investment banking, legal and accounting fees and expenses and other related charges. We may also incur additional unanticipated transaction costs in connection with the acquisition. A portion of the transaction costs related to the acquisition will be incurred regardless of whether the acquisition is completed. Although efficiencies related to the integration of the businesses may allow us to offset incremental transaction and merger-related costs over time, this net benefit may not be achieved in the near term, or at all.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth the information with respect to repurchases of our common stock for the quarter ended October 5, 2013 (amounts in thousands, except per share amounts):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 14, 2013 to August 10, 2013	35	$79.94	35	$415,092
August 11, 2013 to September 7, 2013	1	81.85	—	415,092
September 8, 2013 to October 5, 2013	—	—	—	415,092

Total	36	$79.98	35	$415,092

(1)
We repurchased 1,000 shares of our common stock, at an aggregate cost of $0.1 million, or an average purchase price of $81.85 per share, in connection with the net settlement of shares issued as a result of the vesting of restricted stock during the twelve weeks ended October 5, 2013.

(2)	Our $500 million stock repurchase program was authorized by our Board of Directors and publicly announced on May 14, 2012.

ITEM 6.	EXHIBITS

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith
3.1	Restated Certificate of Incorporation of Advance Auto Parts, Inc. (“Advance Auto”) (as amended effective as of June 7, 2013).	10-Q	3.1	8/19/2013
3.2	Amended and Restated Bylaws of Advance Auto (effective June 7, 2013).	8-K	3.2	6/13/2013
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCE AUTO PARTS, INC.

November 12, 2013	By:	/s/ Michael A. Norona
Michael A. Norona Executive Vice President and Chief Financial Officer

S-1

EXHIBIT INDEX

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith
3.1	Restated Certificate of Incorporation of Advance Auto Parts, Inc. (“Advance Auto”) (as amended effective as of June 7, 2013).	10-Q	3.1	8/19/2013
3.2	Amended and Restated Bylaws of Advance Auto (effective June 7, 2013).	8-K	3.2	6/13/2013
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document