Form 10-K
period 2013-12-28
ADVANCE AUTO PARTS INC
filed 2014-02-25
CIK 1158449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2013
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
Yes ☐ No ☒

As of July 12, 2013, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the 72,442,669 shares of Common Stock held by non-affiliates of the registrant was $5,984,488,886, based on the last sales price of the Common Stock on July 12, 2013, as reported by the New York Stock Exchange.

As of February 20, 2014, the registrant had outstanding 72,926,574 shares of Common Stock, par value $0.0001 per share (the only class of common stock of the registrant outstanding).

Documents Incorporated by Reference:

Portions of the definitive proxy statement of the registrant to be filed within 120 days of December 28, 2013, pursuant to Regulation 14A under the Securities Exchange Act of 1934, for the 2014 Annual Meeting of Stockholders to be held on May 14, 2014, are incorporated by reference into Part III.

FORWARD-LOOKING STATEMENTS

Certain statements in this report are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements are usually identified by the use of words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “likely,” “may,” “plan,” “position,” “possible,” “potential,” “probable,” “project,” “projection,” “should,” “strategy,” “will,” or similar expressions. We intend for any forward-looking statements to be covered by, and we claim the protection under, the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

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

•
the risk that the anticipated benefits of the acquisition of General Parts International, Inc. (“GPI”), including synergies, may not be fully realized or may take longer to realize than expected, that we may experience difficulty integrating GPI’s operations into our operations, or that management's attention may be diverted from our other businesses in association with the acquisition of GPI;

•
the possibility that the acquisition of GPI may not advance our business strategy or prove to be an accretive investment or may impact third-party relationships, including customers, wholesalers, independently-owned and jobber stores and suppliers;

•
the risk that the additional indebtedness from the new financing agreements in association with the acquisition of GPI may limit our operating flexibility or otherwise strain our liquidity and financial condition;

•	the risk that we may experience difficulty retaining key GPI employees;

•	our ability to implement our business strategy;

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

•
regulatory and legal risks, including being named as a defendant in administrative investigations or litigation, and the incurrence of legal fees and costs, the payment of fines or the payment of sums to settle litigation cases or administrative investigations or proceedings;

•	a security breach or other cyber security incident;

•	business interruptions due to the occurrence of natural disasters, extended periods of unfavorable weather, computer system malfunction, wars or acts of terrorism;

•	the impact of global climate change or legal and regulatory responses to such change; and

•
other statements that are not of historical fact made throughout this report, including the sections entitled “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors.”

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

PART I

Item 1.    Business.

Unless the context otherwise requires, “Advance,” “we,” “us,” “our,” and similar terms refer to Advance Auto Parts, Inc., its predecessor, its subsidiaries and their respective operations. Our fiscal year consists of 52 or 53 weeks ending on the Saturday closest to December 31st of each year. All fiscal years presented include 52 weeks of operations (the next 53 week fiscal year is 2014).

References to the acquisition of GPI refer to our January 2, 2014 acquisition of General Parts International, Inc. The discussion in this report relates to a period prior to our acquisition of GPI and, except as otherwise noted, does not give effect to the GPI acquisition.

Overview

We are a leading specialty retailer of automotive aftermarket parts, accessories, batteries and maintenance items primarily operating within the United States. Our stores carry an extensive product line for cars, vans, sport utility vehicles and light trucks. We serve both “do-it-yourself,” or DIY, and “do-it-for-me,” or Commercial, customers. Our Commercial customers consist primarily of delivery customers for whom we deliver product from our store locations to our Commercial customers’ places of business, including independent garages, service stations and auto dealers.

We were founded in 1929 as Advance Stores Company, Incorporated and operated as a retailer of general merchandise until the 1980s. During the 1980s, we sharpened our focus to target sales of automotive parts and accessories to DIY customers. From the 1980s to the present, we have grown significantly as a result of comparable store sales growth, new store openings and strategic acquisitions. We began our Commercial delivery program in 1996 and have significantly increased our sales to Commercial customers since 2000. Our parent company, Advance Auto Parts, Inc., a Delaware corporation, was incorporated in 2001 in conjunction with the acquisition of Discount Auto Parts, Inc. As of December 28, 2013, the end of our 2013 fiscal year, or Fiscal 2013, we operated 4,049 total stores.

Subsequent to the end of Fiscal 2013, we acquired GPI on January 2, 2014. GPI, formerly a privately held company, is a leading distributor and supplier of original equipment and aftermarket automotive replacement products for commercial markets operating under the Carquest and Worldpac brands. As of the acquisition date, GPI operated 1,248 Carquest stores and 105 Worldpac branches located in 45 states and Canada and serviced approximately 1,400 independently owned Carquest stores. We believe the acquisition will allow us to expand our geographic presence, Commercial capabilities and overall scale to better serve our customers.

Our Internet address is www.AdvanceAutoParts.com. We make available free of charge through our Internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish them to, the SEC. The SEC maintains a website that contains reports, proxy statements and other information regarding issuers that file electronically with the SEC. These materials may be obtained electronically by accessing the SEC’s website at www.sec.gov.

Operating Segments

As of December 28, 2013, we operated in two reportable segments: Advance Auto Parts, or AAP, and Autopart International, or AI. The AAP segment is comprised of our store operations, which operate under the trade names “Advance Auto Parts” and “Advance Discount Auto Parts”. The AI segment consists solely of the operations of Autopart International, Inc. which operates under the “Autopart International” trade name.

Financial information on our segments is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K. In addition, selected financial data for our segments is available in Note 21, Segment and Related Information, of the Notes to Consolidated Financial Statements, included in Item 15, Exhibits, Financial Statement Schedules, of this Annual Report on Form 10-K.

AAP Segment

As of December 28, 2013, we operated 3,832 AAP stores throughout 39 states in the Northeastern, Southeastern and Midwestern (inclusive of South Central) regions of the United States, Puerto Rico and the Virgin Islands. These stores operated under the “Advance Auto Parts” trade name except for certain stores in the state of Florida, which operated under the “Advance Discount Auto Parts” trade name. These stores offer a broad selection of brand name and private label automotive replacement parts, accessories, batteries and maintenance items for domestic and imported cars and light trucks. Through our integrated operating approach, we serve our DIY and Commercial customers from our store locations and online at www.AdvanceAutoParts.com. Our online website allows our DIY customers to pick up merchandise at a conveniently located store or have their purchases shipped directly to their home or business. Our Commercial customers can conveniently place their orders online.

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

Our stores carry a product offering of approximately 20,000 stock keeping units, or SKUs, generally consisting of a custom mix of product based on each store's respective market. Supplementing the inventory on-hand at our stores, we have 374 larger stores, known as HUB stores, which stock an additional 15,000 less common SKUs which are available to our stores within the HUB store's service areas on a same-day or next-day basis. Our stores also have access to a total assortment of 93,000 SKUs for same-day or next-day delivery from our network of 19 Parts Delivered Quickly, or PDQ®, facilities. Additionally, our customers have access to over 522,000 SKUs by ordering directly from one of our vendors for delivery to a particular store or other destination as chosen by the customer.

We strive to be the leader in the automotive aftermarket industry by fulfilling our promise, 'Service is our best part®' through our Superior Availability and Service Leadership strategies. We offer our customers quality products which are covered by a solid warranty. Many of our products are offered at a good, better or best recommendation differentiated by price and quality. Store Team Members utilize our proprietary point-of-sale, or POS, system, including a fully integrated electronic parts catalog to identify and suggest the appropriate quality and price options for the SKUs we carry, as well as the related products, tools or additional information that is required by our customers to complete their automotive repair projects properly and safely.

The primary categories of products we offer in our stores include:

•
Parts, including alternators, batteries, belts and hoses, brakes and brake pads, chassis parts, clutches, driveshafts, engines and engine parts, ignition parts, lighting, radiators, starters, spark plugs and wires, steering and alignment parts, transmissions, water pumps and windshield wiper blades;

•	Accessories, including air fresheners, anti-theft devices, emergency road kits, floor mats, ice scrapers, mirrors, vent shades, MP3 and cell phone accessories, and seat and steering wheel covers;

•	Chemicals, including antifreeze, brake and power steering fluid, freon, fuel additives, windshield washer fluid and car washes and waxes;

•	Oil, transmission fluid and other automotive petroleum products; and

•	Other miscellaneous offerings, including certain eServices.

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

Except where prohibited, we also provide a variety of services free of charge to our customers including:

•	Battery & wiper installation;

•	Battery charging;

•	Check engine light reading;

•	Electrical system testing, including batteries, starters, alternators and sensors;

•	“How-To” video clinics;

•	Oil and battery recycling; and

•	Loaner tool programs.

Our stores are 100% company operated and are divided into three geographic areas. Each geographic area is managed by a senior vice president, who is supported by regional and district management. District Leaders have direct responsibility for store operations in a specific district, which typically consists of 12 stores. Depending on store size and sales volume, each store is staffed by approximately 8 to 16 Team Members, under the leadership of a General Manager. Store Team Members are comprised of full and part-time Team Members. A majority of our stores include at least two parts professionals, or parts pros, who have an extensive technical knowledge of automotive replacement parts and other related applications to better serve our Commercial and DIY customers. Many of our stores include bilingual Team Members to better serve our diverse customer base. We offer training to all of our Team Members, including formal classroom workshops, e-learning and certification by the National Institute for Automotive Service Excellence, or ASE. ASE is broadly recognized for training certification in the automotive industry.

Commercial Sales. Our Commercial sales consist of sales to both our walk-in and delivery customers, which represented approximately 37.2% of our AAP sales in Fiscal 2013. Since 2000, we have aggressively expanded our sales to Commercial customers through our Commercial delivery program. For delivered sales, we utilize our Commercial delivery fleet to deliver product from our store locations to our Commercial customer's places of business, including independent garages, service stations and auto dealers. Our stores are supported by a Commercial sales team which is dedicated to the development of our national, regional and local Commercial customers. Our Commercial sales management is closely aligned with our store management as part of our overall integrated store operation.

Since 2008, we have concentrated a significant amount of our investments on increasing our Commercial sales at a faster rate in light of the favorable market dynamics. We have added key product brands in our stores that are well recognized by our Commercial customers and have increased the number of parts professionals, delivery trucks and other support services to serve those customers. In 2012, we added eService offerings to our Commercial customers, including online training solutions, fully searchable, diagnostic and repair resources and online marketing services which are available on a subscription basis. We believe these investments and the commitment to consistent delivery times and order accuracy will enable us to gain more Commercial customers as well as increase our sales to existing customers who will use us as their “first call” supplier. As of December 28, 2013, 3,485 AAP stores, or 90.9% of total AAP stores, had Commercial delivery programs.

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

Our 3,832 AAP stores were located in the following states and territories as of December 28, 2013:

Location	Number of Stores	Location	Number of Stores	Location	Number of Stores
Alabama	122	Maryland	90	Pennsylvania	210
Arkansas	28	Massachusetts	96	Puerto Rico	25
Colorado	58	Michigan	119	Rhode Island	22
Connecticut	59	Minnesota	19	South Carolina	137
Delaware	13	Mississippi	57	South Dakota	7
Florida	479	Missouri	48	Tennessee	141
Georgia	246	Nebraska	24	Texas	179
Illinois	127	New Hampshire	22	Vermont	18
Indiana	110	New Jersey	95	Virgin Islands	1
Iowa	28	New Mexico	1	Virginia	192
Kansas	28	New York	194	West Virginia	73
Kentucky	104	North Carolina	256	Wisconsin	64
Louisiana	62	Ohio	227	Wyoming	4
Maine	16	Oklahoma	31

The following table sets forth information concerning increases in the total number of our AAP stores during the past five years:

	2013		2012	2011	2010	2009
Beginning Stores	3,576		3,460	3,369	3,264	3,243
New Stores (1)	284	(2)	116	95	110	75
Stores Closed	(28)	(3)	—	(4)	(5)	(54)
Ending Stores	3,832		3,576	3,460	3,369	3,264

(1)	Does not include stores that opened as relocations of previously existing stores within the same general market area or substantial renovations of stores.

(2)	Includes 124 stores resulting from our acquisition of B.W.P. Distributors, Inc. ("BWP") on December 31, 2012.

(3)	The number of store closures in 2013 includes the planned consolidations of 20 BWP stores.

Store Technology. Our store-based information systems are comprised of a proprietary and integrated Point of Sale, electronic parts catalog, or EPC, and store-level inventory management system (collectively “store system”). Information maintained by our store system is used to formulate pricing, marketing and merchandising strategies and to replenish inventory accurately and rapidly. Our fully integrated system enables our store Team Members to assist our customers in their parts selection and ordering based on the year, make, model and engine type of their vehicles. Our store system provides real-time inventory tracking at the store level allowing store Team Members to check the quantity of on-hand inventory for any SKU, adjust stock levels for select items for store specific events, automatically process returns and defective merchandise, designate SKUs for cycle counts and track merchandise transfers. If a hard-to-find part or accessory is not available at one of our stores, the store system can determine whether the part is carried and in-stock through our HUB or PDQ® networks or can be ordered directly from one of our vendors. Available parts and accessories are then ordered electronically from another store, HUB, PDQ® or directly from the vendor with immediate confirmation of price, availability and estimated delivery time.

Our centrally-based EPC data management system enables us to reduce the time needed to (i) exchange data with our vendors and (ii) catalog and deliver updated, accurate parts information. We also support our store operations with additional proprietary systems and customer driven labor scheduling capabilities. All of these systems are tightly integrated and provide real-time, comprehensive information to store personnel, resulting in improved customer service levels, Team Member productivity and in-stock availability. In Fiscal 2013, we began rolling out a new and enhanced EPC to a limited number of stores which is expected to simplify and improve the customer experience. Among the improvements is a more efficient way to systematically identify add-on sales to ensure our customers have what they need to complete their automotive repair project.

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

In Fiscal 2013, we purchased merchandise from approximately 490 vendors, with no single vendor accounting for more than 9% of purchases. Our purchasing strategy involves negotiating agreements with most of our vendors to purchase merchandise over a specified period of time along with other terms, including pricing, payment terms and volume.

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

Our merchandising strategy is to carry a broad selection of high quality and reputable brand name automotive parts and accessories which we believe will generate DIY customer traffic and also appeal to our Commercial customers. Some of these brands include Bosch®, Castrol®, Dayco®, Moog®, Monroe®, Prestone®, Purolator®, Trico® and Wagner®. In addition to these branded products, we stock a wide selection of high quality private label products that appeal to value-conscious customers. These lines of merchandise include chemicals, interior automotive accessories, batteries and parts under various private label names such as Autocraft®, Driveworks®, Tough One® and Wearever®.

Supply Chain. Our supply chain consists of centralized inventory management and transportation functions which support a supply chain network of distribution centers, PDQ® warehouses, HUBs and stores. Our inventory management team utilizes a replenishment system to monitor the distribution center, PDQ® warehouse, HUB and store inventory levels and orders additional product when appropriate while streamlining handling costs. Our replenishment system utilizes the most up-to-date information from our POS system as well as inventory movement forecasting based upon sales history, sales trends by SKU, seasonality (and weather patterns) and demographic shifts in demand. Our replenishment system combines these factors with service level goals, vendor lead times and cost of inventory assumptions to determine the timing and size of purchase orders. The vast majority of our purchase orders are sent to our merchandise vendors via electronic data interchange.

We operate nine AAP distribution centers. All of these distribution centers are equipped with a warehouse management system, or WMS, which provides real-time inventory tracking through the processes of receiving, picking, shipping and replenishing inventory at our distribution centers. The WMS, integrated with material handling equipment, reduces warehouse and distribution costs, while improving efficiency. This equipment includes carousels, “pick-to-light” systems, radio frequency technology, voice technology and automated sorting systems. We opened our newest distribution center in Remington, Indiana in late 2012. It incorporates our more advanced warehouse management system which has enabled us to roll out daily replenishment to many of the stores serviced by Remington. We have ongoing supply chain initiatives to further increase the efficient utilization of our distribution capacity including planning for the roll-out of the advanced technology used at the Remington facility to other facilities in our supply chain network.

Store inventories are replenished from our nine distribution centers. We utilize reputable dedicated carriers to ship product from our distribution centers to our stores. In addition to a store's normal inventory assortment, our stock PDQ® warehouses (nine of which are included in our distribution centers) offer approximately 93,000 SKUs to support all of our retail stores. Stores have visibility, through our EPC system, to inventory in their respective PDQ® warehouses and distribution centers as well as facilities throughout the Company and can place orders to these facilities through an online ordering system. Ordered parts are delivered to substantially all stores on a same-day or next-day basis through our dedicated PDQ® trucking fleet and third-party carriers.

Marketing & Advertising. Our marketing and advertising program is designed to drive brand awareness and store traffic by positioning the Advance Auto Parts brand as the service leader in the aftermarket auto parts category. We strive to exceed our customers' expectations through our value-added services, extensive parts assortment and quality merchandise.

The ‘Service is our best part®’ campaign was developed based on extensive research with our customers and Team Members. It has become the Company’s promise which has been embraced by each of our 71,867 Team Members. The campaign targets core DIY and Commercial customers and emphasizes our commitment to provide market-leading service to our customers. The campaign is built around a multi-channel communications plan which brings together radio, outdoor, direct marketing and digital media. The plan is supported by in-store and event signage as well as mobile and social media.

A final component of our marketing plan is event marketing. Previously, Advance was the title sponsor of the Advance Auto Parts Monster Jam, a live family-oriented monster truck event tour. Our sponsorship programs have shifted to local, grass-roots level events intended to positively impact the individual communities we serve, including Latino and other ethnic communities, and to drive awareness and repeated store visits.

AI Segment

AI’s business primarily serves the Commercial market, with an emphasis on parts for imported cars, from its store locations located primarily throughout the Northeastern, Mid-Atlantic and Southeastern regions of the United States. In addition, its North American Sales Division serves warehouse distributors and jobbers throughout North America. We believe AI provides a high level of service to its Commercial customers by providing premium parts, expert customer service and efficient parts delivery. As a result of its extensive sourcing network, AI is able to serve its customers in search of replacement parts for both domestic and imported cars and light trucks with a greater focus on imported parts. The vast majority of AI's product is sold under its own proprietary brand. The AI stores offer approximately 30,000 SKUs through routine replenishment from its supply chain with access to over 200,000 SKUs through local sourcing networks.

AI has significantly increased its store count since our acquisition of AI in September 2005. As of December 28, 2013, we operated 217 stores under the “Autopart International” trade name in the following states:

Location	Number of Stores	Location	Number of Stores	Location	Number of Stores
Alabama	1	Maine	4	New York	33
Connecticut	16	Maryland	11	Ohio	5
Delaware	1	Massachusetts	31	Pennsylvania	22
DC	1	North Carolina	5	Rhode Island	4
Florida	40	New Hampshire	8	South Carolina	2
Georgia	6	New Jersey	18	Virginia	9

The following table sets forth information concerning increases in the total number of our AI stores:

	2013	2012	2011	2010	2009
Beginning Stores	218	202	194	156	125
New Stores	12	21	9	38	32
Stores Closed	(13)	(5)	(1)	—	(1)
Ending Stores	217	218	202	194	156

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

Team Members

As of February 20, 2014, we employed 41,238 full-time Team Members and approximately 30,629 part-time Team Members. Our workforce consisted of 87% of our Team Members employed in store-level operations, 9% employed in distribution and 4% employed in our corporate offices. Our team member counts reflect the GPI acquisition. As of February 20, 2014, less than 1% of our Team Members were represented by labor unions. We have never experienced any labor disruption. We believe that our Team Member relations are solid.

Intellectual Property

We own a number of trade names and own and have federally registered several service marks and trademarks, including “Advance Auto Parts”, “Autopart International”, “DriverSide”, “MotoLogic” and “Service is our best part”, for use in connection with the automotive parts retailing business. In addition, we own and have registered a number of trademarks for our private label brands. We believe that these trade names, service marks and trademarks are important to our merchandising strategy. We do not know of any infringing uses that would materially affect the use of these trade names and marks, and we actively defend and enforce them.

Competition

We operate in both the DIY and Commercial markets of the automotive aftermarket industry. Our primary competitors are (i) both national and regional retail chains of automotive parts stores, including AutoZone, Inc., O'Reilly Automotive, Inc. and The Pep Boys-Manny, Moe & Jack, (ii) discount stores and mass merchandisers that carry automotive products, (iii) wholesalers or jobber stores, including those associated with national parts distributors or associations, such as NAPA, (iv) independent operators, (v) automobile dealers that supply parts and (vi) internet-based parts providers. We believe that chains of automotive parts stores that, like us, have multiple locations in one or more markets, have competitive advantages in customer service, marketing, inventory selection, purchasing and distribution as compared to independent retailers and jobbers that are not part of a chain or associated with other retailers or jobbers. The principal methods of competition in our business include customer service, product offerings, availability, quality, price and store location.

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

Overall demand for products sold by our stores depends on many factors and may slow or decrease due to any number of reasons, including:

•
the number and average age of vehicles being driven, because the majority of vehicles that are seven years old and older are generally no longer covered under the manufacturers' warranties and tend to need maintenance and repair. If the number and average age of vehicles being driven were to decrease it would negatively impact demand for our products;

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

•
our reputation and our brands, because our reputation is critical to our continued success. If we fail to maintain high standards for, or receive negative publicity whether through social media or normal media channels relating to, product safety, quality or integrity, it could reduce demand for our products. The product we sell is branded both in brands of our vendors and in our own private label brands. If the perceived quality or value of the brands we sell declines in the eyes of our customers, our results of operations could be negatively affected; and

•
the refusal of vehicle manufacturers to make available diagnostic, repair and maintenance information to the automotive aftermarket industry that our DIY and Commercial customers require to diagnose, repair and maintain their vehicles, because this may force consumers to have a majority of diagnostic work, repairs and maintenance performed by the vehicle manufacturers’ dealer network.

If any of these factors cause overall demand for the products we sell to decline, our business, financial condition, results of operations and cash flows could be negatively impacted.

If we are unable to compete successfully against other companies in the automotive aftermarket industry we may lose customers, our revenues may decline, and we may be less profitable or potentially unprofitable.

The sale of automotive parts, accessories and maintenance items is highly competitive in many ways, including name recognition, location, price, quality, product availability and customer service. We compete in both the DIY and Commercial categories of the automotive aftermarket industry, primarily with: (i) national and regional retail automotive parts chains, (ii) discount stores and mass merchandisers that carry automotive products, (iii) wholesalers or jobber stores, (iv) independent operators, (v) automobile dealers that supply parts and (vi) internet-based parts providers. These competitors and the level of competition vary by market. Some of our competitors may possess advantages over us in certain markets we share, including a greater amount of marketing activities, a larger number of stores, more lucrative store locations, better store layouts, longer operating histories, greater name recognition, larger and more established customer bases, more favorable vendor relationships, lower prices, and better product warranties.

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

We may not be able to successfully integrate GPI’s operations with ours; the GPI business may not achieve the expected business results and could cause us to incur unexpected liabilities; the GPI acquisition has caused and may continue to cause us to incur significant transaction and integration costs; our level of indebtedness could limit the cash flow available for operations and could adversely affect our ability to service our debt or obtain additional financing; and we may not be able to retain key GPI personnel.

Integration Issues and Business Expectations

We cannot be certain whether, and to what extent, any strategic, operational, financial or other anticipated benefits resulting from the acquisition of GPI will be achieved. In order to obtain the anticipated benefits of the transaction, we must integrate GPI’s operations with ours. This integration may be complex and failure to do so quickly and effectively may negatively affect our earnings. The market price of our common stock may decline as a result of the acquisition if our integration of GPI is unsuccessful, takes longer than expected or fails to achieve financial benefits to the extent anticipated by financial analysts or investors, or the effect of the acquisition on our financial results is otherwise not consistent with the expectations of financial analysts or investors.

The acquisition of GPI could cause disruptions in and create uncertainty surrounding GPI’s and our businesses, including affecting GPI’s and our relationships with existing and future customers, wholesalers, independently-owned and jobber stores, suppliers and employees, which could have an adverse effect on GPI’s and our business, financial results and operations. In particular, GPI and Advance could lose customers or suppliers, and new customer or supplier contracts could be delayed or decreased or otherwise adversely affected in economic value. In addition, we have diverted, and will continue to divert, significant management resources towards the integration efforts, which could adversely affect our business and results of operations.

In connection with our acquisition of GPI, we assumed all of the liabilities of GPI, including any actual or contingent liabilities to which GPI is or may become subject. GPI may be or may become subject to loss contingencies, known or unknown, which could relate to past, present, or future facts, events, circumstances and occurrences. Although the agreement pursuant to which we acquired GPI provides us with certain indemnification provisions, potential costs relating to any such liabilities could exceed the amount of any such indemnification.

Additional Transaction and Integration Costs

In connection with the GPI acquisition, we have incurred significant one-time transaction costs and entered into new financing agreements and issued new debt instruments. We expect to incur additional transaction and integration costs in connection with the acquisition. Although efficiencies related to the integration of the businesses may allow us to offset incremental transaction and integration costs over time, this net benefit may not be achieved in the near term, or at all.

Level of Indebtedness

In connection with our acquisition of GPI our level of indebtedness increased significantly. Our indebtedness could restrict our operations and make it more difficult for us to satisfy our debt obligations. For example, our level of indebtedness could, among other things:

•
affect our liquidity by limiting our ability to obtain additional financing for working capital, or limit our ability to obtain financing for capital expenditures and acquisitions or make any available financing more costly;

•
require us to dedicate all or a substantial portion of our cash flow to service our debt, which would reduce funds available for other business purposes, such as capital expenditures, dividends or acquisitions;

•	limit our flexibility in planning for or reacting to changes in the markets in which we compete;

•	place us at a competitive disadvantage relative to our competitors who may have less indebtedness;

•	render us more vulnerable to general adverse economic and industry conditions; and

•	make it more difficult for us to satisfy our financial obligations, including those relating to the notes associated with the acquisition of GPI.

In addition, the indenture governing the notes related to the GPI acquisition and the credit agreement governing the new credit facilities contain financial and other restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debt, including such notes.

Retention of Key GPI Personnel

The success of the integration with GPI will depend in part on the ability to retain key GPI employees who are expected to continue employment with the combined company. If any of these employees decide not to remain with the combined company, it is possible we may be unable to locate suitable replacements for such key employees or to secure employment of suitable replacements on reasonable terms. In addition, if key employees terminate their employment, management’s attention might be diverted from successfully integrating GPI’s operations to hiring suitable replacements and the combined company's business might suffer.

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

Successful implementation of our business strategy also depends on factors specific to the automotive aftermarket industry and numerous other factors that may be beyond our control. In addition to the aforementioned risk factors, adverse changes in the following factors could undermine our business strategy and have a material adverse effect on our business, financial condition, results of operations and cash flow:

•	the competitive environment in the automotive aftermarket retail sector that may force us to reduce prices below our desired pricing level or increase promotional spending;

•	our ability to anticipate changes in consumer preferences and to meet customers’ needs for automotive products (particularly parts availability) in a timely manner;

•	our ability to maintain and eventually grow DIY market share; and

•	our ability to continue our Commercial sales growth.

For that portion of our inventory manufactured and/or sourced outside the United States, geopolitical changes, changes in trade regulations, currency fluctuations, shipping related issues, natural disasters, pandemics and other factors beyond our control may increase the cost of items we purchase or create shortages which could have a material adverse effect on our sales and profitability.

We will not be able to expand our business if our growth strategy is not successful, including the availability of suitable locations for new store openings, or the continued increase in supply chain capacity and efficiency, which could adversely affect our business, financial condition, results of operations and cash flows.

New Store Openings

We have increased our store count significantly in the last ten years from 2,539 stores at the end of our 2003 fiscal year to 4,049 stores as of December 28, 2013. We intend to continue to increase the number of our stores and expand the markets we serve as part of our growth strategy, primarily by opening new stores. We may also grow our business through strategic acquisitions. We do not know whether the implementation of our growth strategy will be successful. As we open more stores it becomes more critical that we have consistent execution across our entire store chain. The actual number of new stores to be opened and their success will depend on a number of factors, including, among other things:

•the availability of desirable store locations;
•the negotiation of acceptable lease or purchase terms for new locations;
•the availability of financial resources, including access to capital at cost-effective interest rates; and
•our ability to manage the expansion and to hire, train and retain qualified sales associates.

We are unsure whether we will be able to open and operate new stores on a timely or sufficiently profitable basis, or that opening new stores in markets we already serve will not harm existing store profitability or comparable store sales. The newly opened and existing stores’ profitability will depend on the competition we face as well as our ability to properly merchandise, market and price the products desired by customers in these markets.

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

If our merchandise offerings do not meet our customers’ expectations regarding safety and quality, we could experience lost sales, increased costs and exposure to legal and reputational risk. All of our suppliers must comply with applicable product safety laws, and we are dependent on them to ensure that the products we buy comply with all safety and quality standards. Events that give rise to actual, potential or perceived product safety concerns could expose us to government enforcement action and/or private litigation and result in costly product recalls and other liabilities. To the extent our suppliers are subject to added government regulation of their product design and/or manufacturing processes, the cost of the merchandise we purchase may rise. In addition, negative customer perceptions regarding the safety or quality of the products we sell could cause our customers to seek alternative sources for their needs, resulting in lost sales. In those circumstances, it may be difficult and costly for us to regain the confidence of our customers.

We depend on the services of many qualified Team Members, whom we may not be able to attract and retain.

Our success depends to a significant extent on the continued services and experience of our Team Members. As of February 20, 2014, we employed 71,867 Team Members. We may not be able to retain our current qualified Team Members or attract and retain additional qualified Team Members who may be needed in the future. Our ability to maintain an adequate number of qualified Team Members is highly dependent on an attractive and competitive compensation and benefits package. If we fail or are unable to maintain such a package, our customer service and execution levels could suffer by reason of a declining quality of our workforce, which could adversely affect our business, financial condition, results of operations and cash flows.

The market price of our common stock may be volatile and could expose us to securities class action litigation.

The stock market and the price of our common stock may be subject to wide fluctuations based upon general economic and market conditions. Downturns in the stock market may cause the price of our common stock to decline. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against such companies. If similar litigation were instituted against us, it could result in substantial costs and a diversion of our management’s attention and resources, which could have an adverse effect on our business.

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

Our overall credit rating may be negatively impacted by deteriorating and uncertain credit markets or other factors which may or may not be within our control. The interest rates on our publicly issued debt, term loan and revolving credit facility are linked directly to our credit ratings. Accordingly, any negative impact on our credit rating would likely result in higher interest rates and interest expense on any borrowings under our revolving credit facility, term loan or from future issuances of public debt and less favorable terms on other operating and financing arrangements. In addition, it could reduce the attractiveness of our vendor payment program, where certain of our vendors finance payment obligations from us with designated third party financial institutions, which could result in increased working capital requirements. An inability to obtain sufficient financing at cost-effective rates could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Impact on our Suppliers

Our business depends on developing and maintaining close relationships with our suppliers and on our suppliers’ ability and/or willingness to sell quality products to us at favorable prices and terms. Many factors outside our control may harm these relationships and the ability or willingness of these suppliers to sell us products on favorable terms. One such factor is a general decline in the economy and economic conditions and prolonged recessionary conditions. These events could negatively affect our suppliers’ operations and make it difficult for them to obtain the credit lines or loans necessary to finance their operations in the short-term or long-term and meet our product requirements. Financial or operational difficulties that some of our suppliers may face could also increase the cost of the products we purchase from them or our ability to source product from them. We might not be able to pass our increased costs onto our customers. In addition, the trend towards consolidation among automotive parts suppliers as well as the off-shoring of manufacturing capacity to foreign countries may disrupt or end our relationship with some suppliers, and could lead to less competition and result in higher prices. We could also be negatively impacted by suppliers who might experience bankruptcies, work stoppages, labor strikes or other interruptions to or difficulties in the manufacture or supply of the products we purchase from them.

Impact on our Customers

Deterioration in macro-economic conditions may have a negative impact on our customers’ net worth, financial resources and disposable income. While macro-economic conditions have improved since 2008 and 2009, unemployment rates have remained at relatively high levels, consumer confidence continues to fluctuate, payroll taxes increased for most U.S. workers as a result of the changes in tax legislation effective for 2013 and many consumers are now facing increased healthcare costs as a result of the recently enacted Affordable Care Act. This impact could reduce our customers' willingness or ability to pay for accessories, maintenance or repair of their vehicles, which results in lower sales in our stores. Higher fuel costs may also reduce the overall number of miles driven by our customers resulting in fewer parts failures and elective maintenance required to be completed.

Impact on Operating Costs

Rising energy prices could directly impact our operating and product costs, including our merchandise distribution, commercial delivery, utility and product acquisition costs.

Because we are involved in litigation from time to time, and are subject to numerous laws and governmental regulations, we could incur substantial judgments, fines, legal fees and other costs.

We are sometimes the subject of complaints or litigation from customers, Team Members or others for various actions. From time to time, we are involved in litigation involving claims related to, among other things, breach of contract, tortious conduct, employment law matters, payment of wages, asbestos exposure, real estate and product defects. The damages sought against us in some of these litigation proceedings are substantial. Although we maintain liability insurance for some litigation claims, if one or more of the claims were to greatly exceed our insurance coverage limits or if our insurance policies do not cover a claim, this could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We are subject to numerous federal, state and local laws and governmental regulations relating to, among other things, environmental protection, product quality standards, building and zoning requirements, and employment law matters. The implementation of and compliance with existing and future laws and regulations could increase the cost of doing business and adversely affect our results of operations. If we fail to comply with existing or future laws or regulations, we may be subject to governmental or judicial fines or sanctions, while incurring substantial legal fees and costs. In addition, our capital and operating expenses could increase due to remediation measures that may be required if we are found to be noncompliant with any existing or future laws or regulations.

We work diligently to maintain the privacy and security of our customer and business information and the functioning of our computer systems, website and other on-line offerings. In the event of a security breach or other cyber security incident, we could experience certain operational problems or interruptions, incur substantial additional costs, or become subject to legal or regulatory proceedings, any of which could lead to damage to our reputation in the marketplace.

The nature of our business requires us to receive, retain and transmit certain personally identifiable information that our customers provide to purchase products or services, register on our websites, or otherwise communicate and interact with us.  While we have taken and continue to undertake significant steps to protect our customer and confidential information and the functioning of our computer systems, website and other online offerings, a compromise of our data security systems or those of businesses we interact with could result in information related to our customers or business being obtained by unauthorized persons or other operational problems or interruptions. We develop and update processes and maintain systems in an effort to try to prevent this from occurring, but the development and maintenance of these processes and systems are costly and requires ongoing monitoring and updating as technologies change, privacy and information security regulations change, and efforts to overcome security measures become more sophisticated.

Consequently, despite our efforts, our security measures have been breached in the past and may be breached in the future due to cyber attack, team member error, malfeasance, fraudulent inducement or other acts; and unauthorized parties have in the past obtained, and may in the future, obtain access to our data or our customers’ data. While costs associated with past security breaches have not been significant, any breach or unauthorized access in the future could result in significant legal and financial exposure and damage to our reputation that could potentially have an adverse effect on our business. While we also seek to obtain assurances that others we interact with will protect confidential information, there is a risk the confidentiality of data held or accessed by others may be compromised. If a compromise of our data security or function of our computer systems or website were to occur, it could have a material adverse effect on our operating results and financial condition and, possibly, subject us to additional legal, regulatory and operating costs and damage our reputation in the marketplace.

Business interruptions may negatively impact our store hours, operability of our computer systems and the availability and cost of merchandise which may adversely impact our sales and profitability.

War or acts of terrorism, hurricanes, tornadoes, earthquakes or other natural disasters, or the threat of any of these calamities or others, may have a negative impact on our ability to obtain merchandise to sell in our stores, result in certain of our stores being closed for an extended period of time, negatively affect the lives of our customers or Team Members, or otherwise negatively impact our operations. Some of our merchandise is imported from other countries. If imported goods become difficult or impossible to import into the United States, and if we cannot obtain such merchandise from other sources at similar costs, our sales and profit margins may be negatively affected.

In the event that commercial transportation is curtailed or substantially delayed, our business may be adversely impacted, as we may have difficulty receiving merchandise from our suppliers and shipping it to our stores.

Terrorist attacks, war in the Middle East, or insurrection involving any oil producing country would likely result in an abrupt increase in the price of crude oil, gasoline, diesel fuel and other types of energy. Such price increases would increase the cost of doing business for us and our suppliers, and also would negatively impact our customers’ disposable income and have an adverse impact on our business, sales, profit margins and results of operations.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The following table sets forth certain information relating to our distribution and other principal facilities:

Facility(1)	Opening Date	Area Served	Size (Sq ft.)(2)	Nature of Occupancy

Main Distribution Centers:
Gastonia, North Carolina	1969	North Carolina, South Carolina	634,472	Owned
Salina, Kansas	1971	West, Midwest	413,500	Owned
Delaware, Ohio	1972	Midwest	480,100	Owned
Lakeland, Florida	1982	South, Offshore	552,796	Owned
Roanoke, Virginia	1988	Mid-Atlantic	433,681	Leased
Gallman, Mississippi	1999	Southwest, Midwest	388,168	Owned
Thomson, Georgia	1999	Southeast	374,400	Owned
Lehigh, Pennsylvania	2005	Northeast	655,991	Owned
Norton, Massachusetts	2006	All AI Stores	317,500	Leased
Remington, Indiana	2012	Midwest	542,064	Owned

PDQ® Warehouses:
Altamonte Springs, Florida	1996	Central and Northeast Florida	10,000	Owned
Jacksonville, Florida	1997	Southeastern Georgia	12,712	Owned
Tampa, Florida	1997	West Central Florida	10,000	Owned
Hialeah, Florida	1997	South Florida	12,500	Owned
Andersonville, Tennessee	1998	All	113,300	Leased
Youngwood, Pennsylvania	1998	East	48,320	Leased
Mobile, Alabama	1998	Florida Panhandle	10,000	Owned
Riverside, Missouri	1999	West	43,912	Leased
Atlanta, Georgia	1999	Georgia	16,786	Leased
Tallahassee, Florida	1999	Northwest Florida	10,000	Owned
Fort Myers, Florida	1999	Southwest Florida	14,330	Owned
Chicago, Illinois	2009	Mid-West	42,600	Leased
Rochester, New York	2009	Northeast	40,000	Leased
Leicester, Massachusetts	2009	Northeast	34,200	Leased
Washington, DC	2009	East	33,124	Leased
Houston, Texas	2009	Southwest	36,340	Leased
Denver, Colorado	2009	West	25,400	Leased
West Deptford, New Jersey	2009	East	33,029	Leased
Durham, North Carolina	2010	East	41,652	Leased

Corporate/Administrative Offices:
Roanoke, Virginia	2002	All	270,247	Leased
Norton, Massachusetts	2006	AI corporate office	30,000	Leased
Minneapolis, Minnesota	2008	All	51,674	Leased

(1)
Excluded from our list of principal facilities are two distribution centers operated by BWP. These two distribution centers are expected to remain in operation during our integration of the BWP stores.

(2)	Square footage amounts reported for the distribution centers exclude adjacent office space.

As of December 28, 2013, we owned 792 of our stores and leased 3,257 stores. The expiration dates, including the exercise of renewal options, of the store leases are summarized as follows:

Years	AAP Stores	AI Stores	Total
2014	37	44	81
2015-2019	297	165	462
2020-2024	535	8	543
2025-2034	1,006	—	1,006
2035-2044	1,102	—	1,102
2045-2069	63	—	63
	3,040	217	3,257

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

Our Western Auto subsidiary, together with other defendants including automobile manufacturers, automotive parts manufacturers and their material suppliers and other retailers, has been named as a defendant in lawsuits alleging injury as a result of exposure to asbestos-containing products. We and some of our other subsidiaries also have been named as defendants in many of these lawsuits. The plaintiffs have alleged that these products were manufactured, distributed and/or sold by the various defendants. The products in the lawsuits naming us or our subsidiaries as defendants have primarily included brake parts. The pending cases against us and our subsidiaries are in various stages of litigation. The damages claimed against the defendants in some of these proceedings are substantial. Additionally, some of the automotive parts manufacturers named as defendants in these lawsuits have declared bankruptcy, which will limit plaintiffs’ ability to recover monetary damages from those defendants. Although we diligently defend against these claims, we may enter into discussions regarding settlement of these and other lawsuits, and may enter into settlement agreements, if we believe settlement is in the best interests of the Company and our shareholders. We also believe that many of these claims are at least partially covered by insurance. Based on discovery to date, we do not believe the cases currently pending will have a material adverse effect on us. However, if we were to incur an adverse verdict in one or more of these claims and were ordered to pay damages that were not covered by insurance, these claims could have a material adverse effect on our operating results, financial position and cash flows. Historically, our asbestos claims have been inconsistent in type and number and have been immaterial. As a result, we are unable to estimate a possible range of loss with respect to unasserted asbestos claims that may be filed against the Company in the future. If the number of claims filed against us or any of our subsidiaries alleging injury as a result of exposure to asbestos-containing products increases substantially, the costs associated with concluding these claims, including damages resulting from any adverse verdicts, could have a material adverse effect on our operating results, financial position and cash flows in future periods.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed on the New York Stock Exchange, or NYSE, under the symbol “AAP”. The table below sets forth the high and low sale prices per share for our common stock, as reported by the NYSE, for the fiscal periods indicated.

	High	Low
Fiscal Year Ended December 28, 2013
Fourth Quarter	$111.94	$80.28
Third Quarter	$84.93	$78.91
Second Quarter	$88.74	$78.75
First Quarter	$83.52	$71.30

Fiscal Year Ended December 29, 2012
Fourth Quarter	$84.00	$64.36
Third Quarter	$74.39	$66.31
Second Quarter	$93.08	$60.87
First Quarter	$91.60	$68.79

The closing price of our common stock on February 20, 2014 was $127.56. At February 20, 2014, there were 1,787 holders of record of our common stock (which does not include the number of individual beneficial owners whose shares were held on their behalf by brokerage firms in street name).

Our Board of Directors has declared a $0.06 per share quarterly cash dividend since Fiscal 2006. Any payments of dividends in the future will be at the discretion of our Board of Directors and will depend upon our results of operations, cash flows, capital requirements and other factors deemed relevant by our Board of Directors.

The following table sets forth information with respect to repurchases of our common stock for the fourth quarter ended December 28, 2013 (amounts in thousands, except per share amounts):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs (2)
October 6, 2013 to November 2, 2013	—	$—	—	$415,092
November 3, 2013 to November 30, 2013	—	—	—	415,092
December 1, 2013 to December 28, 2013	21	103.35	—	415,092

Total	21	$103.35	—	$415,092

(1)
We repurchased 21,000 shares of our common stock at an aggregate cost of $2.2 million, or an average purchase price of $103.35 per share, in connection with the net settlement of shares issued as a result of the vesting of restricted stock during the fourth quarter ended December 28, 2013. We did not repurchase any shares under our $500.0 million stock repurchase program during our fourth quarter ended December 28, 2013.

(2)	Our stock repurchase program authorizing the repurchase of up to $500.0 million in common stock was authorized by our Board of Directors and publicly announced on May 14, 2012.

Stock Price Performance

The following graph shows a comparison of the cumulative total return on our common stock, the Standard & Poor’s 500 Index and the Standard & Poor’s Retail Index. The graph assumes that the value of an investment in our common stock and in each such index was $100 on January 3, 2009, and that any dividends have been reinvested. The comparison in the graph below is based solely on historical data and is not intended to forecast the possible future performance of our common stock.

COMPARISON OF CUMULATIVE TOTAL RETURN AMONG
ADVANCE AUTO PARTS, INC., S&P 500 INDEX
AND S&P RETAIL INDEX

$400.00
$300.00
$200.00
$100.00
$0.00
01/03/09
01/02/10
01/01/11
12/31/11
12/29/12
12/28/13
Advance Auto Parts
S&P 500 Index
S&P Retail Index

Company/Index	January 3, 2009	January 2, 2010	January 1, 2011	December 31, 2011	December 29, 2012	December 28, 2013
Advance Auto Parts	$100.00	$119.28	$195.80	$206.86	$213.14	$327.63
S&P 500 Index	100.00	119.67	134.97	134.96	150.51	197.62
S&P Retail Index	100.00	141.28	174.70	179.79	219.77	321.02

Item 6.    Selected Consolidated Financial Data.

The following table sets forth our selected historical consolidated statement of operations, balance sheet, cash flows and other operating data. Included in this table are key metrics and operating results used to measure our financial progress. The selected historical consolidated financial and other data (excluding the Selected Store Data and Performance Measures) as of December 28, 2013 and December 29, 2012 and for the three years ended December 28, 2013 have been derived from our audited consolidated financial statements and the related notes included elsewhere in this report. The historical consolidated financial and other data as of December 31, 2011, January 1, 2011 and January 2, 2010 and for the years ended January 1, 2011 and January 2, 2010 have been derived from our audited consolidated financial statements and the related notes that have not been included in this report. You should read this data along with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and our consolidated financial statements and the related notes included elsewhere in this report.

	Fiscal Year (1)
	2013	2012	2011	2010	2009
	(in thousands, except per share data, store data and ratios)

Statement of Operations Data:
Net Sales	$6,493,814	$6,205,003	$6,170,462	$5,925,203	$5,412,623
Cost of sales	3,241,668	3,106,967	3,101,172	2,963,888	2,768,397
Gross Profit	3,252,146	3,098,036	3,069,290	2,961,315	2,644,226
Selling, general and administrative expenses (2)	2,591,828	2,440,721	2,404,648	2,376,382	2,189,841
Operating income	660,318	657,315	664,642	584,933	454,385
Interest expense (3)	(36,618)	(33,841)	(30,949)	(26,861)	(23,337)
Other income (expense), net	2,698	600	(457)	(1,017)	607
Income before provision for income taxes	626,398	624,074	633,236	557,055	431,655
Income tax expense	234,640	236,404	238,554	211,002	161,282
Net income	$391,758	$387,670	$394,682	$346,053	$270,373

Per Share Data:
Net income per basic share	$5.36	$5.29	$5.21	$4.00	$2.85
Net income per diluted share	5.32	5.22	5.11	3.95	2.83
Cash dividends declared per basic share	0.24	0.24	0.24	0.24	0.24
Weighted average basic shares outstanding	72,930	73,091	75,620	86,082	94,459
Weighted average diluted shares outstanding	73,414	74,062	77,071	87,155	95,113

Cash flows provided by (used in):
Operating activities	$545,250	$685,281	$828,849	$666,159	$699,690
Investing activities	(362,107)	(272,978)	(289,974)	(199,350)	(185,539)
Financing activities	331,217	127,907	(540,183)	(507,618)	(451,491)

Balance Sheet and Other Financial Data:
Cash and cash equivalents	$1,112,471	$598,111	$57,901	$59,209	$100,018
Inventory	2,556,557	2,308,609	2,043,158	1,863,870	1,631,867
Inventory turnover (4)	1.33	1.43	1.59	1.70	1.70
Inventory per store (5)	631	609	558	523	477
Accounts payable to Inventory ratio (6)	85.3%	87.9%	80.9%	71.0%	61.2%
Net working capital (7)	$1,224,599	$624,562	$105,945	$276,222	$421,591
Capital expenditures	195,757	271,182	268,129	199,585	192,934
Total assets	5,564,774	4,613,814	3,655,754	3,354,217	3,072,963
Total debt	1,053,584	605,088	415,984	301,824	204,271
Total net debt (8)	(58,887)	6,977	358,083	252,171	113,781
Total stockholders' equity	1,516,205	1,210,694	847,914	1,039,374	1,282,365

	Fiscal Year (1)
	2013	2012	2011	2010	2009
	(in thousands, except per share data, store data and ratios)

Selected Store Data and Performance Measures:
Comparable store sales growth (9)	(1.5%)	(0.8%)	2.2%	8.0%	5.3%
Number of stores at beginning of year	3,794	3,662	3,563	3,420	3,368
New stores	296	137	104	148	107
Closed stores	(41)	(5)	(5)	(5)	(55)
Number of stores, end of period	4,049	3,794	3,662	3,563	3,420
Stores with commercial delivery program, end of period	3,702	3,484	3,326	3,212	3,024
Total commercial sales, as a percentage of total sales (in 000s)	40.4%	38.1%	37.0%	34.2%	32.0%
Sales per store (in 000s) (10)	$1,656	$1,664	$1,708	$1,697	$1,595
Operating income per store (in 000s) (11)	168	176	184	168	134
Gross margin return on inventory (12)	9.9	9.3	6.6	5.1	4.0
Total store square footage, end of period (in 000s)	29,701	27,806	26,663	25,950	24,973

(1)	Our fiscal year consists of 52 or 53 weeks ending on the Saturday nearest to December 31st. All fiscal years presented are 52 weeks (the next 53 week fiscal year is 2014).

(2)
Selling, general and administrative expense includes the impact of acquisition costs associated with our acquisition of GPI on January 2, 2014 of $24,983 for Fiscal 2013 and integration costs associated with our integration of BWP of $8,004 for Fiscal 2013.

(3)	Interest includes the impact of acquisition costs associated with our acquisition of GPI on January 2, 2014 of $1,987 for Fiscal 2013.

(4)	Inventory turnover is calculated as cost of sales divided by the average of beginning and ending inventories.

(5)	Inventory per store is calculated as ending inventory divided by ending store count.

(6)
Accounts payable to inventory ratio is calculated as ending accounts payable divided by ending inventory. We aggregate financed vendor accounts payable with accounts payable to calculate our accounts payable to inventory ratio.

(7)	Net working capital is calculated by subtracting current liabilities from current assets.

(8)	Net debt includes total debt and bank overdrafts, less cash and cash equivalents.

(9)
Comparable store sales include net sales from our stores and e-commerce website. The change in store sales is calculated based on the change in net sales starting once a store has been open for 13 complete accounting periods (each period represents four weeks). Relocations are included in comparable store sales from the original date of opening. Acquired stores are included in our comparable store sales once the stores have completed 13 complete accounting periods following the acquisition date (approximately one year).

(10)	Sales per store is calculated as net sales divided by the average of the beginning and the ending number of stores for the respective period.

(11)
Operating income per store is calculated as operating income divided by the average of beginning and ending total store count for the respective period. Operating income per store for Fiscal 2013 was $177 excluding the impact of acquisition costs associated with our acquisition of GPI on January 2, 2014 of $24,983 and integration costs associated with our integration of BWP of $8,004. Operating income per store for Fiscal 2009 was $142 excluding the $26,100 impact of store divestitures.

(12)	Gross margin return on inventory is calculated as gross profit divided by an average of beginning and ending inventory, net of accounts payable and financed vendor accounts payable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with “Selected Consolidated Financial Data,” our consolidated historical financial statements and the notes to those statements that appear elsewhere in this report. Our discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the sections entitled “Forward-Looking Statements” and “Risk Factors” elsewhere in this report.

Our fiscal year ends on the Saturday nearest December 31st of each year, which results in an extra week every several years (the next 53 week fiscal year is 2014). Our first quarter consists of 16 weeks, and the other three quarters consist of 12 weeks.

Introduction

We are a leading specialty retailer of automotive aftermarket parts, accessories, batteries and maintenance items primarily operating within the United States. Our stores carry an extensive product line for cars, vans, sport utility vehicles and light trucks. We serve both DIY and Commercial customers. Our Commercial customers consist primarily of delivery customers for whom we deliver products from our store locations to our Commercial customers’ places of business, including independent garages, service stations and auto dealers. As of December 28, 2013, we operated 4,049 stores throughout 39 states, Puerto Rico and the Virgin Islands.

As of December 28, 2013, we operated in two reportable segments: Advance Auto Parts, or AAP, and Autopart International, or AI. The AAP segment is comprised of our store operations within the Northeastern, Southeastern and Midwestern (inclusive of South Central) regions of the United States, Puerto Rico and the Virgin Islands. These stores operate under the trade name “Advance Auto Parts” except for certain stores in the state of Florida, which operate under the “Advance Discount Auto Parts” trade name. As of December 28, 2013, we operated 3,832 stores in the AAP segment. Our AAP stores offer a broad selection of brand name and proprietary automotive replacement parts, accessories and maintenance items for domestic and imported cars and light trucks. Through our integrated operating approach, we serve our DIY and Commercial customers from our store locations and online at www.AdvanceAutoParts.com. Our online website allows our DIY customers to pick up merchandise at a conveniently located store or have their purchases shipped directly to their home or business. Our Commercial customers can conveniently place their orders online.

As of December 28, 2013, we operated 217 stores in the AI segment under the “Autopart International” trade name. AI’s business serves the Commercial market from its store locations primarily in the Northeastern, Mid-Atlantic and Southeastern regions of the United States.

Management Overview

We generated earnings per diluted share, or diluted EPS, of $5.32 during Fiscal 2013 compared to $5.22 for Fiscal 2012. Negatively impacting our diluted EPS in Fiscal 2013 were $27.0 million of transaction related expenses related to our acquisition of GPI on January 2, 2014 and $8.0 million of expenses associated with our integration of BWP. Excluding these impacts, our operating income accelerated in the second half of our fiscal year primarily due to improving sales and more disciplined cost control. Throughout much of Fiscal 2013, our sales remained constrained in many of our markets in part due to the ongoing uncertainty in the macroeconomic environment and increased competition in our operating area. We believe consumer spending was suppressed as consumers faced higher payroll taxes, the uncertainty regarding the federal government shutdown and the apprehension regarding the impact of health care reform. We believe that our core consumers are performing only the repairs that are absolutely necessary to keep their vehicles on the road which has resulted in a significant level of deferred maintenance. During the fourth quarter of Fiscal 2013, our sales accelerated particularly in some of our colder weather markets, driven by the extraordinary cold weather which has increased the demand for failure and maintenance parts. We continue to generate a significant amount of cash on-hand to invest in capital improvements and initiatives to support our key strategies, Superior Availability and Service Leadership, which are discussed later in the “Business Update.”

Fiscal 2013 Highlights

A high-level summary of our financial results and other highlights from our Fiscal 2013 include:

Financial

•
Total sales during Fiscal 2013 increased 4.7% to $6,493.8 million as compared to Fiscal 2012, primarily driven by the addition of the 124 acquired BWP stores and 151 other net new stores partially offset by a 1.5% decrease in comparable store sales.

•
Our operating income for Fiscal 2013 was $660.3 million, an increase of $3.0 million from the comparable period in Fiscal 2012. As a percentage of total sales, operating income was 10.2%, a decrease of 42 basis points, due to higher SG&A partially offset by a higher gross profit rate. Included in the higher SG&A was $25.0 million of expenses associated with our acquisition of GPI on January 2, 2014 and $8.0 million of expenses associated with our integration of BWP.

•
Our inventory balance as of December 28, 2013 increased $247.9 million, or 10.7%, over the prior year driven primarily by our new store growth, acquisition of BWP and support of inventory availability initiatives.

•	We generated operating cash flow of $545.3 million during Fiscal 2013, a decrease of 20.4% compared to Fiscal 2012, primarily due to an increase in inventory, net of accounts payable.

Other

•	On December 31, 2012, we completed the acquisition of BWP, a leading Commercial provider in the Northeast.

•	In December 2013, we issued $450 million of principal amount of 4.50% senior unsecured notes, due in 2023, and entered into a new credit agreement, in anticipation of our acquisition of GPI.

Subsequent to Fiscal 2013, we completed the acquisition of GPI, a leading privately-held distributor and supplier of original equipment and aftermarket automotive replacement products for commercial markets operating under the Carquest and Worldpac brands.

Refer to the “Results of Operations” and “Liquidity” sections for further details of our income statement and cash flow results, respectively.

Business Update

Our two key strategies are Superior Availability and Service Leadership. Superior Availability is aimed at product availability and maximizing the speed, reliability and efficiency of our supply chain. Service Leadership leverages our product availability in addition to more consistent execution of customer-facing initiatives to strengthen our integrated operating approach of serving our DIY and Commercial customers in our stores and on-line. Through these two key strategies, we believe we can continue to build on the initiatives discussed below and produce favorable financial results over the long term. Sales to Commercial customers remain the biggest opportunity for us to increase our overall market share in the automotive aftermarket industry. Our Commercial sales, as a percentage of total sales, increased to 40.4% in Fiscal 2013 compared to 38.1% in Fiscal 2012. This increase has been more pronounced in Fiscal 2013 due to the contribution of the acquired BWP stores which are more weighted in Commercial sales than our Advance stores.

Our strategic priorities include:

•
Growing our Commercial business through improved delivery speed and reliability, increased customer retention, increased volume with national and regional accounts, and the integrations of BWP and GPI, respectively;

•
Improving localized parts availability through the continued increase in the number of our larger HUB stores, strengthened focus on in-store availability and leveraging the advancement of our supply chain infrastructure beginning with our new Remington distribution center;

•	Accelerating our new store growth rate; and

•
Continuing our focus on store execution through more effective scheduling, increased productivity and simplification, improved product on-hand accuracy, expanded sales training and continued measurement of customer engagement.

Acquisitions

On December 31, 2012, we acquired B.W.P. Distributors, Inc., a privately-held company that supplied, marketed and distributed automotive aftermarket parts and products principally to Commercial customers. Prior to the acquisition, BWP operated or supplied 216 locations in the Northeastern United States. Concurrent with the closing of the acquisition, we transferred one distribution center and BWP’s rights to distribute to 92 independently owned locations to an affiliate of GPI. We believe this acquisition will enable us to continue our expansion in the competitive Northeast, which is a strategic growth area for us due to the large population and overall size of the market, and to gain valuable information to apply to our existing operations as a result of BWP’s expertise in Commercial. During the second quarter of Fiscal 2013, we began integrating the 124 BWP company-owned stores and two distribution centers into our Advance Auto Parts operations and plan to finish the integration by mid-2014. The integration of BWP stores consists of converting or consolidating those locations into Advance Auto Parts locations.

After the 2013 fiscal year, we acquired General Parts International, Inc. on January 2, 2014 for a purchase price of $2.08 billion. GPI, formerly a privately held company, is a leading distributor and supplier of original equipment and automotive aftermarket replacement products for commercial markets operating under the Carquest and Worldpac brands. As of the acquisition date, GPI operated 1,248 Carquest stores and 105 Worldpac branches located in 45 states and Canada and serviced approximately 1,400 independently-owned Carquest stores. We believe the acquisition of GPI will allow us to expand our geographic presence, commercial capabilities and overall scale to better serve customers. For additional information on the GPI acquisition, refer to Note 23, Subsequent Event, in the Notes to our Consolidated Financial Statements, included in Item 15. Exhibits, Financial Statement Schedules, of this Annual Report on Form 10-K.

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
Miles Driven
We believe that the number of total miles driven in the U.S. influences the demand for the repair and maintenance of vehicles. As the number of miles driven increases, consumers’ vehicles are more likely to need repair and maintenance, resulting in an increase in the need for automotive parts and maintenance items. While miles driven in the U.S. remained relatively flat during 2012, miles driven began to increase beginning in the second calendar quarter of 2013 and continuing through the end of the year. Historically, rapid increases in fuel prices have negatively impacted total miles driven as consumers react to the increased expense by reducing travel. In 2012 and 2013, gas prices were relatively flat and have become somewhat less volatile when compared to prior years. Another factor impacting miles driven is the average daily commute, which corresponds to the unemployment rate. As the unemployment rate improves as it has over the past two years, the number of employees commuting increases and in turn the number of miles driven increases. While we believe there are ongoing macroeconomic pressures on our consumers, the return of increases in miles driven and stabilization in gasoline prices and improvements in the unemployment rate will continue to drive demand in the automotive aftermarket industry.
Number of Registered Vehicles and Increase in Average Vehicle Age
We believe that the total number of vehicles (excluding medium and heavy duty trucks) on the road and the average age of vehicles on the road also heavily influence the demand for products sold within the automotive aftermarket industry. There were 248 million vehicles on the road in 2013 which is 6% higher than in 2003. While recent industry data reported by the Automotive Aftermarket Industry Association (“AAIA”) indicates that the growth in number of vehicles on the road has decelerated and new vehicle registrations are increasing, the average age of vehicle continues to increase. The average age of vehicles has gradually increased over the last five years from 10.3 years in 2009 to 11.3 years in 2013. We believe that the average age of vehicles continues to increase due to relatively constant scrappage rates, a rate of new car sales well under the 10-year trend and an increase in overall quality of vehicles. As the average age of a vehicle increases, a larger percentage of the miles driven are outside of the manufacturer warranty period. These out-of-warranty, older vehicles generate a stronger demand for automotive aftermarket products due to routine maintenance cycles and more frequent mechanical failures. We believe that despite an improving economy consumers will continue to keep their vehicles even longer contributing to the trend of an aging vehicle population.

Store Development by Segment

The following table sets forth the total number of new, closed and relocated stores and stores with Commercial delivery programs during Fiscal 2013, 2012 and 2011 by segment. We lease 79% of our AAP stores. We lease 100% of our AI stores. All of our AI stores have Commercial delivery programs.

AAP
	Fiscal Year
	2013	2012	2011
Number of stores, beginning of year	3,576	3,460	3,369
New stores	160	116	95
Acquired BWP stores	124	—	—
Closed stores	(28)	—	(4)
Number of stores, end of year	3,832	3,576	3,460
Relocated stores	6	12	7
Stores with commercial delivery programs	3,485	3,266	3,124

AI
	Fiscal Year
	2013	2012	2011
Number of stores, beginning of year	218	202	194
New stores	12	21	9
Closed stores	(13)	(5)	(1)
Number of stores, end of year	217	218	202
Relocated stores	11	7	3
Stores with commercial delivery programs	217	218	202

The number of AAP and AI store closures includes the previously planned consolidations of 20 BWP stores and 13 AI stores, respectively. Subsequent to the end of our Fiscal 2013, we added 1,248 Carquest stores and 105 Worldpac branches as a result of the GPI acquisition. During Fiscal 2014, we anticipate opening 120 to 140 AAP and AI stores and Worldpac branches. We have not yet finalized the allocation of openings between AAP, AI and Worldpac.

Components of Statement of Operations

Net Sales

Net sales consist primarily of merchandise sales from our retail store locations to both our DIY and Commercial customers and sales from our e-commerce website. Our total sales growth is comprised of both comparable store sales and new store sales. We calculate comparable store sales based on the change in store sales starting once a store has been open for 13 complete accounting periods (approximately one year) and by including e-commerce sales. We include sales from relocated stores in comparable store sales from the original date of opening. Acquired stores are included in our comparable store sales once the stores have completed 13 complete accounting periods following the acquisition date (approximately one year).

Cost of Sales

Our cost of sales consists of merchandise costs, net of incentives under vendor programs; inventory shrinkage, defective merchandise and warranty costs; and warehouse and distribution expenses. Gross profit as a percentage of net sales may be affected by (i) variations in our product mix, (ii) price changes in response to competitive factors and fluctuations in merchandise costs, (iii) vendor programs, (iv) inventory shrinkage, (v) defective merchandise and warranty costs and (vi) warehouse and distribution costs. We seek to minimize fluctuations in merchandise costs and instability of supply by entering into long-term purchasing agreements, without minimum purchase volume commitments, when we believe it is advantageous. Our gross profit may not be comparable to those of our competitors due to differences in industry practice regarding the classification of certain costs. See Note 2, Summary of Significant Accounting Policies, to our Consolidated Financial Statements elsewhere in this report for additional discussion of these costs.

Selling, General and Administrative Expenses

SG&A expenses consist of store payroll, store occupancy (including rent and depreciation), advertising expenses, acquisition and integration related expenses, Commercial delivery expenses, other store expenses and general and administrative expenses, including salaries and related benefits of store support center Team Members, share-based compensation expenses, store support center administrative office expenses, data processing, professional expenses, self-insurance costs, closed store expense, impairment charges and acquisition-related and integration costs, if any, and other related expenses. See Note 2, Summary of Significant Accounting Policies, to our Consolidated Financial Statements for additional discussion of these costs.

Consolidated Results of Operations

The following table sets forth certain of our operating data expressed as a percentage of net sales for the periods indicated.

	Fiscal Year Ended
	December 28, 2013	December 29, 2012	December 31, 2011
Net sales	100.0%	100.0%	100.0%
Cost of sales, including purchasing and warehousing costs	49.9	50.1	50.3
Gross profit	50.1	49.9	49.7
Selling, general and administrative expenses	39.9	39.3	39.0
Operating income	10.2	10.6	10.8
Interest expense	(0.6)	(0.5)	(0.5)
Other, net	0.0	0.0	0.0
Provision for income taxes	3.6	3.8	3.9
Net income	6.0%	6.2%	6.4%

Fiscal 2013 Compared to Fiscal 2012

Net Sales

Net sales for Fiscal 2013 were $6,493.8 million, an increase of $288.8 million, or 4.7%, over net sales for Fiscal 2012. This growth was primarily due to sales from the acquired BWP stores and sales from the new AAP and AI stores opened during Fiscal 2013 partially offset by a 1.5% decrease in comparable store sales.

AAP segment sales were $6,171.3 million, an increase of $256.4 million, or 4.3%, over Fiscal 2012. This growth was primarily a result of sales from the acquired BWP stores and sales from the net addition of 152 new stores opened during Fiscal 2013 partially offset by a comparable store sales decrease of 1.7%. The comparable store sales decrease was driven by a decrease in transaction count partially offset by an increase in transaction value, which is reflective of higher priced products sold and a higher mix of Commercial sales. AI segment sales were $337.2 million, an increase of $31.1 million, or 10.2%, over Fiscal 2012.

	2013			2012
	AAP	AI	Total	AAP	AI	Total
Comparable Store Sales %	(1.7)%	0.9%	(1.5)%	(0.9)%	0.8%	(0.8)%
Net Stores Added (excluding BWP stores)	152	(1)	151	116	16	132

Gross Profit

Gross profit for Fiscal 2013 was $3,252.1 million, or 50.1% of net sales, as compared to $3,098.0 million, or 49.9% of net sales, in Fiscal 2012, an increase of 15 basis points. The increase in gross profit as a percentage of net sales was driven by increased merchandise margins, due to lower acquisition costs and a favorable product mix, and improvement in shrink partially offset by planned inefficiencies in supply chain costs associated with the ramp-up in shipments of inventory from our new distribution center and the impact from a higher mix of Commercial sales which have a lower gross profit rate. The increase in our Commercial mix of sales was primarily due to the sales from the acquired BWP stores.

SG&A Expenses

SG&A expenses for Fiscal 2013 were $2,591.8 million, or 39.9% of net sales, as compared to $2,440.7 million, or 39.3% of net sales, for Fiscal 2012, an increase of 58 basis points. Included in SG&A expenses in Fiscal 2013 were $25.0 million, or 38 basis points, of transaction expenses associated with our acquisition of GPI and $8.0 million, or 12 basis points, of expenses associated with our integration of BWP. Other primary drivers of the net increase in SG&A expenses, as a percentage of net sales, include costs associated with increased new store openings and higher incentive compensation, partially offset by lower marketing expense and a decrease in overall administrative and support costs.

Operating Income

Operating income for Fiscal 2013 was $660.3 million, representing 10.2% of net sales, as compared to $657.3 million, or 10.6% of net sales, for Fiscal 2012, a decrease of 42 basis points. This decrease was due to a higher SG&A rate partially offset by a higher gross profit rate.

AAP generated operating income of $647.8 million, or 10.5% of net sales, for Fiscal 2013 as compared to $648.5 million, or 11.0% of net sales, for Fiscal 2012. This decrease on a rate basis was due to the gross profit and SG&A drivers previously discussed. AI generated operating income for Fiscal 2013 of $12.5 million as compared to $8.8 million for Fiscal 2012. The increase in AI’s operating income was primarily due to improvements in store labor productivity and SG&A leverage driven by lower administrative and support costs.

Interest Expense

Interest expense for Fiscal 2013 was $36.6 million, or 0.6% of net sales, as compared to $33.8 million, or 0.5% of net sales, in Fiscal 2012.

Income Taxes

Income tax expense for Fiscal 2013 was $234.6 million, as compared to $236.4 million for Fiscal 2012. Our effective income tax rate was 37.5% and 37.9% for Fiscal 2013 and Fiscal 2012, respectively.

Net Income

Net income was $391.8 million, or $5.32 per diluted share, for Fiscal 2013 as compared to $387.7 million, or $5.22 per diluted share, for Fiscal 2012. As a percentage of net sales, net income for Fiscal 2013 was 6.0%, as compared to 6.2% for Fiscal 2012. The increase in diluted EPS was driven primarily by the increase in net income.

Fiscal 2012 Compared to Fiscal 2011

Net Sales

Net sales for Fiscal 2012 were $6,205.0 million, an increase of $34.5 million, or 0.6%, over net sales for Fiscal 2011. This growth was primarily due to sales from AAP and AI stores added within Fiscal 2012 partially offset by a decrease in comparable store sales.

AAP segment sales were $5,914.9 million, an increase of $30.0 million, or 0.5%, over Fiscal 2011. This growth was primarily a result of sales from the net addition of 116 new stores over Fiscal 2012 partially offset by a comparable store sales decrease of (0.9)%. The comparable store sales decrease was driven by a decrease in transaction count partially offset by an increase in transaction value despite more promotional activity in response to lower customer demand. The increase in transaction value is primarily due to (i) the gradual increase in cost and complexity of automotive parts and commodity prices and (ii) the positive impact from a higher mix of Commercial sales. AI segment sales were $306.1 million, an increase of $5.1 million, or 1.7%, over Fiscal 2011.

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

SG&A Expenses

SG&A expenses for Fiscal 2012 were $2,440.7 million, or 39.3% of net sales, as compared to $2,404.6 million, or 39.0% of net sales, for Fiscal 2011, an increase of 36 basis points. This increase as a percentage of net sales was primarily due to expense deleverage as a result of the Company’s lower sales volume and increased new store openings in the second half of Fiscal 2012, partially offset by lower incentive compensation.

Operating Income

Operating income for Fiscal 2012 was $657.3 million, representing 10.6% of net sales, as compared to $664.6 million, or 10.8% of net sales, for Fiscal 2011, a decrease of 18 basis points. This decrease was due to a higher SG&A rate partially offset by a slightly higher gross profit rate.

AAP produced operating income of $648.5 million, or 11.0% of net sales, for Fiscal 2012 as compared to $653.1 million, or 11.1% of net sales, for Fiscal 2011. AI generated operating income for Fiscal 2012 of $8.8 million as compared to $11.5 million for Fiscal 2011. AI’s operating income decreased during Fiscal 2012 primarily due to increased promotional activity and increased percentage of newer stores outside of the Northeastern market which operate at a lower gross profit rate, partially offset by lower incentive compensation.

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

Quarterly Consolidated Financial Results (in thousands, except per share data)

	16-Weeks Ended 4/21/2012	12-Weeks Ended 7/14/2012	12-Weeks Ended 10/6/2012	12-Weeks Ended 12/29/2012	16-Weeks Ended 4/20/2013	12-Weeks Ended 7/13/2013	12-Weeks Ended 10/5/2013	12-Weeks Ended 12/28/2013
Net Sales	$1,957,292	$1,460,983	$1,457,527	$1,329,201	$2,015,304	$1,549,553	$1,520,144	$1,408,813
Gross profit	980,673	728,858	725,350	663,155	1,008,206	779,223	762,940	701,777
Net income	133,506	99,606	89,503	65,055	121,790	116,871	103,830	49,267

Net income per share:
Basic	$1.83	$1.36	$1.22	$0.89	$1.66	$1.60	$1.42	$0.68
Diluted	$1.79	$1.34	$1.21	$0.88	$1.65	$1.59	$1.42	$0.67

Liquidity and Capital Resources

Overview

Our primary cash requirements to maintain our current operations include payroll and benefits, the purchase of inventory, contractual obligations, capital expenditures and the payment of income taxes. In addition, we have used available funds for acquisitions, to repay borrowings under our revolving credit facility, to periodically repurchase shares of our common stock under our stock repurchase programs and for the payment of quarterly cash dividends. We have funded these requirements primarily through cash generated from operations, supplemented by borrowings under our credit facilities and notes offerings as needed. We believe funds generated from our expected results of operations, available cash and cash equivalents, and available borrowing under our new credit facility will be sufficient to fund our primary obligations for the next fiscal year, including our acquisition of GPI on January 2, 2014 and its ongoing operation.

As of December 28, 2013, our cash and cash equivalents balance was $1,112.5 million, an increase of $514.4 million compared to December 29, 2012 (the end of Fiscal 2012). This increase in cash was primarily a result of cash generated from operations and the issuance of senior unsecured notes partially offset by investments in property and equipment and cash used in the acquisition of BWP. Additional discussion of our cash flow results, including the comparison of Fiscal 2013 activity to Fiscal 2012, is set forth in the Analysis of Cash Flows section.

As of December 28, 2013, our outstanding indebtedness was $1,053.6 million, or $448.5 million higher when compared to December 29, 2012, as a result of additional borrowings of $448.6 million under our senior unsecured notes issued on December 3, 2013. Additionally, we had $87.3 million in letters of credit outstanding. The letters of credit generally have a term of one year or less and primarily serve as collateral for our self-insurance policies. Our debt availability as of December 28, 2013 was $545.4 million based on the maximum amount of additional borrowings allowed under our leverage ratio. Subsequent to December 28, 2013, our debt availability was updated in accordance with our new credit facility to reflect the additional borrowings related to the GPI acquisition.

GPI Acquisition

Subsequent to December 28, 2013, we borrowed $1,006.0 million, which we used along with cash on-hand to fund the $2.08 billion acquisition of GPI on January 2, 2014 as discussed elsewhere in this Annual Report on Form 10-K. In addition to the normal operations of GPI, we will incur a significant amount of integration costs over the next three years in conjunction with the integration of GPI.

Capital Expenditures

Our primary capital requirements have been the funding of our new store development (leased and owned locations), maintenance of existing stores and investments under our Superior Availability and Service Leadership strategies, including supply chain and information technology. Our capital expenditures were $195.8 million in Fiscal 2013, a decrease of $75.4 million from Fiscal 2012. In addition to routine capital expenditures, our capital investments during Fiscal 2013 included the acquisition of BWP for $186.1 million.

Our future capital requirements will depend in large part on the number of and timing of new stores we open within a given year and the investments we make in our existing stores, information technology and our supply chain network. In Fiscal

2014, we anticipate that our capital expenditures will be approximately $325 million - $350 million. These investments will be primarily driven by new store development (leased and owned locations), investments in our existing stores and investments under our Superior Availability and Service Leadership strategies, including continued investments in our supply chain network and new systems. We anticipate opening between 120 to 140 AAP stores and AI stores and Worldpac branches during Fiscal 2014. We have not yet finalized the allocation of openings between AAP, AI and Worldpac.

Stock Repurchase Program

Our stock repurchase program allows us to repurchase our common stock on the open market or in privately negotiated transactions from time to time in accordance with the requirements of the SEC.

During Fiscal 2013, we repurchased 1.0 million shares of our common stock at an aggregate cost of $77.3 million, or an average price of $77.47 per share. As of December 28, 2013, we had $415.1 million remaining under our $500 million stock repurchase program authorized by our Board of Directors on May 14, 2012. Additionally, during Fiscal 2013, we repurchased 38,000 shares of our common stock at an aggregate cost of $3.5 million, or an average price of $91.78 per share, in connection with the net settlement of shares issued as a result of the vesting of restricted stock.

Dividend

Since Fiscal 2006, our Board of Directors has declared quarterly dividends of $0.06 per share to stockholders of record. On February 5, 2014, our Board of Directors declared a quarterly dividend of $0.06 per share to be paid on April 4, 2014 to all common stockholders of record as of March 21, 2014.

Analysis of Cash Flows

A summary and analysis of our cash flows for Fiscal 2013, 2012 and 2011 is reflected in the table and following discussion.

	Fiscal Year
	2013	2012	2011
	(in millions)
Cash flows from operating activities	$545.3	$685.3	$828.8
Cash flows from investing activities	(362.1)	(273.0)	(290.0)
Cash flows from financing activities	331.2	127.9	(540.2)
Net increase (decrease) in cash and
cash equivalents	$514.4	$540.2	$(1.3)

Operating Activities

For Fiscal 2013, net cash provided by operating activities decreased $140.0 million to $545.3 million. This net decrease in operating cash flow was primarily driven by a $206.3 million increase in inventory, net of accounts payable, primarily due to an increase in inventory related to new stores and other inventory availability initiatives combined with the deceleration in our accounts payable ratio. Partially offsetting these decreases in operating cash flow was a $57.1 million decrease in the outflow of cash related to receivables resulting from the transition of our in-house Commercial credit program last year and a $22.4 million increase in accrued expenses related to the timing of payments to vendors.

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

Investing Activities

For Fiscal 2013, net cash used in investing activities increased by $89.1 million to $362.1 million. The increase in cash used in investing activities was primarily driven by cash used in the acquisition of BWP, partially offset by a reduction in investments in property and equipment as a result of less spending on existing stores, new store development, information technology, and investments in supply chain.

For Fiscal 2012, net cash used in investing activities decreased by $17.0 million to $273.0 million. The decrease in cash used was primarily driven by the decrease in cash used for business acquisitions.

Financing Activities

For Fiscal 2013, net cash provided by financing activities increased by $203.3 million to $331.2 million. This increase was primarily a result of a net change in borrowings under our senior unsecured notes and credit facilities, partially offset by a $53.7 million increase in the repurchase of common stock under our stock repurchase program.

For Fiscal 2012, net cash used in financing activities increased by $668.1 million to $127.9 million. This increase was primarily a result of:

•	a $604.0 million decrease in cash used for the repurchase of common stock under our stock repurchase program; and

•	$299.9 million provided by the issuance of senior unsecured notes.

Partially offsetting these increases was a $230.0 million decrease in net borrowings on credit facilities.

Long-Term Debt

Bank Debt

On December 5, 2013, we entered into a new credit agreement which provides a $700.0 million unsecured term loan and a $1.0 billion unsecured revolving credit facility (the “2013 Credit Agreement”) with Advance Stores, as Borrower, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent. This new revolving credit facility replaced the revolver under our former Credit Agreement dated as of May 27, 2011 with Advance Stores, as Borrower, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent (the “2011 Credit Agreement”). Upon execution of the 2013 Credit Agreement, the lenders’ commitments under the 2011 Credit Agreement were terminated and the liabilities of us and our subsidiaries with respect to their obligations under the 2011 Credit Agreement were discharged. The new revolving credit facility also provides for the issuance of letters of credit with a sub-limit of $300.0 million and swingline loans in an amount not to exceed $50.0 million. We may request, subject to agreement by one or more lenders, that the total revolving commitment be increased by an amount not to exceed $250.0 million (up to a total commitment of $1.25 billion) during the term of the credit agreement. Voluntary prepayments and voluntary reductions of the revolving balance are permitted in whole or in part, at our option, in minimum principal amounts as specified in the revolving credit facility. The revolving credit facility terminates in December 2018 and the term loan matures in January 2019.

As of December 28, 2013, we had not borrowed any amounts under the 2013 Credit Agreement but subsequently borrowed $700.0 million under the term loan and $306.0 million under the revolver in conjunction with our acquisition of GPI on January 2, 2014. As of December 28, 2013, we had letters of credit outstanding of $87.3 million. The letters of credit generally have a term of one year or less and primarily serve as collateral for our self-insurance policies. Our debt availability as of December 28, 2013 was $545.4 million based on the maximum amount of additional borrowings allowed under our leverage ratio.

The interest rate on borrowings under the revolving credit facility is based, at our option, on adjusted LIBOR, plus a margin, or an alternate base rate, plus a margin. The current margin is 1.30% and 0.30% per annum for the adjusted LIBOR and alternate base rate borrowings, respectively. A facility fee is charged on the total amount of the revolving credit facility, payable in arrears. The current facility fee rate is 0.20% per annum and subject to change based on our credit ratings. Under the terms of the 2013 Credit Agreement, the interest rate and facility fee are based on our credit rating.

The interest rate on the term loan is based, at our option, on adjusted LIBOR, plus a margin, or an alternate base rate, plus a margin. The current margin is 1.50% and 0.50% per annum for the adjusted LIBOR and alternate base rate borrowings, respectively. Under the terms of the term loan, the interest rate is based on our credit rating and subject to change based on our credit rating.

The 2013 Credit Agreement contains customary covenants restricting the ability of (a) subsidiaries of Advance Stores to, among other things, create, incur or assume additional debt, (b) Advance Stores and its subsidiaries to, among other things ,(i) incur liens, (ii) make loans and investments, (iii) guarantee obligations, and (iv) change the nature of its business conducted by itself and its subsidiaries; (c) us, Advance Stores and their subsidiaries to, among other things (i) engage in certain mergers, acquisitions, asset sales and liquidations, (ii) enter into certain hedging arrangements, (iii) enter into restrictive agreements limiting its ability to incur liens on any of its property or assets, pay distributions, repay loans, or guarantee indebtedness of its subsidiaries, (iv) engage in sale-leaseback transactions; and (d) us, among other things, to change our holding company status. Advance Stores is required to comply with financial covenants with respect to a maximum leverage ratio and a minimum coverage ratio. The 2013 Credit Agreement also provides for customary events of default, including non-payment defaults, covenant defaults and cross-defaults to Advance Stores’ other material indebtedness. We are also required to comply with financial covenants with respect to a maximum leverage ratio and a minimum consolidated coverage ratio. We were in compliance with our covenants at December 28, 2013 with respect to the 2013 Credit Agreement and December 29, 2012 with respect to the 2011 Credit Agreement, respectively.

Senior Unsecured Notes

We issued 4.50% senior unsecured notes on December 3, 2013 at 99.69% of the principal amount of $450 million which are due December 1, 2023 (the “2023 Notes”). The 2023 Notes bear interest at a rate of 4.50% per year payable semi-annually in arrears on June 1 and December 1 of each year, beginning June 1, 2014. The net proceeds from the offering of these notes were approximately $445.2 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by us. The net proceeds from the 2023 Notes were used in aggregate with borrowings under our revolving credit facility and term loan and cash on-hand to fund our acquisition of GPI on January 2, 2014.

We previously issued its 4.50% senior unsecured notes in January 2012 at 99.968% of the principal amount of $300 million and are due January 15, 2022 (the “2022 Notes”). The 2022 Notes bear interest at a rate of 4.50% per year payable semi-annually in arrears on January 15 and July 15 of each year. Our 5.75% senior unsecured notes were issued in April 2010 at 99.587% of the principal amount of $300 million and are due May 1, 2020 (the “2020 Notes” or collectively with the 2023 Notes and the 2022 Notes, “the Notes”). The 2020 Notes bear interest at a rate of 5.75% per year payable semi-annually in arrears on May 1 and November 1 of each year. Advance served as the issuer of the Notes with certain of Advance’s domestic subsidiaries currently serving as subsidiary guarantors. The terms of the Notes are governed by an indenture (as amended, supplemented, waived or otherwise modified, the “Indenture”) among us, the subsidiary guarantors from time to time party thereto and Wells Fargo Bank, National Association, as Trustee.

We may redeem some or all of the Notes at any time or from time to time, at the redemption price described in the Indenture. In addition, in the event of a Change of Control Triggering Event (as defined in each of the Indentures for the Notes), we will be required to offer to repurchase the Notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest to the repurchase date. The Notes are currently fully and unconditionally guaranteed, jointly and severally, on an unsubordinated and unsecured basis by each of the subsidiary guarantors party thereto. We will be permitted to release guarantees without the consent of holders of the Notes under the circumstances described in the Indenture: (i) upon the release of the guarantee of our other debt that resulted in the affected subsidiary becoming a guarantor of this debt; (ii) upon the sale or other disposition of all or substantially all of the stock or assets of the subsidiary guarantor; or (iii) upon our exercise of its legal or covenant defeasance option.

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

As of December 28, 2013, we had a credit rating from Standard & Poor’s of BBB- and from Moody’s Investor Service of Baa3. The current outlooks by Standard & Poor’s and Moody’s are both stable. The current pricing grid used to determine our borrowing rate under our revolving credit facility is based on our credit ratings. If these credit ratings decline, our interest rate on outstanding balances may increase and our access to additional financing on favorable terms may become more limited. In addition, it could reduce the attractiveness of our vendor payment program, where certain of our vendors finance payment obligations from us with designated third party financial institutions, which could result in increased working capital requirements. Conversely, if these credit ratings improve, our interest rate may decrease.

Off-Balance-Sheet Arrangements

As of December 28, 2013, we had no off-balance-sheet arrangements as defined in Regulation S-K Item 303 of the SEC regulations. We include other off-balance-sheet arrangements in our contractual obligations table including operating lease payments, interest payments on our notes and revolving credit facility and letters of credit outstanding.

Contractual Obligations

In addition to our Notes and revolving credit facility, we utilize operating leases as another source of financing. The amounts payable under these operating leases are included in our schedule of contractual obligations. Our future contractual obligations related to long-term debt, operating leases and other contractual obligations as of December 28, 2013 were as follows:

		Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(in thousands)
Long-term debt (1)	$1,053,584	$916	$1,049	$—	$1,051,619
Interest payments	432,740	51,161	102,221	102,200	177,158
Operating leases (2)	2,441,925	353,508	616,447	546,495	925,475
Other long-term liabilities (3)	231,116	—	—	—	—
Purchase obligations (4)	61,699	34,220	17,517	9,961	—
	$4,221,064	$439,805	$737,234	$658,656	$2,154,252

Note: For additional information refer to Note 7, Long-term Debt; Note 15, Income Taxes; Note 16, Lease Commitments; Note 17, Contingencies; and Note 18, Benefit Plans, in the Notes to Consolidated Financial Statements, included in Item 15. Exhibits, Financial Statement Schedules, of this Annual Report on Form 10-K.

(1)	Long-term debt primarily represents the principal amount of our 2020 Notes, 2022 Notes and 2023 Notes, which become due in Fiscal 2020, Fiscal 2022 and Fiscal 2023, respectively.

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

(3)
Primarily includes the long-term portion of deferred income taxes, self-insurance liabilities, unrecognized income tax benefits, closed store liabilities and obligations for employee benefit plans for which no contractual payment schedule exists and we expect the payments to occur beyond 12 months from December 28, 2013. Accordingly, the related balances have not been reflected in the “Payments Due by Period” section of the table.

(4)
Purchase obligations include agreements to purchase goods or services that are enforceable, legally binding and specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Included in the table above is the lesser of the remaining obligation or the cancellation penalty under the agreement. Our open purchase orders related to merchandise inventory are based on current operational needs and are fulfilled by our vendors within a short period of time. We currently do not have minimum purchase commitments under our vendor supply agreements nor are our open purchase orders binding agreements. Accordingly, we have excluded open purchase orders from the above table.

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

Cooperative advertising allowances provided as a reimbursement of specific, incremental and identifiable costs incurred to promote a vendor’s products are included as an offset to SG&A when the cost is incurred. Certain of our vendor agreements contain purchase volume incentives that provide for increased funding when graduated purchase volumes are met. Amounts accrued throughout the year could be impacted if actual purchase volumes differ from projected annual purchase volumes. Total deferred vendor incentives included in inventory was $111.3 million and $103.0 million as of December 28, 2013 and December 29, 2012, respectively.

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

Amounts received or receivable from vendors that are not yet earned are reflected as deferred revenue. Management’s estimate of the portion of deferred revenue that will be realized within one year of the balance sheet date is included in Other current liabilities. Earned amounts that are receivable from vendors are included in Receivables, net except for that portion expected to be received after one year, which is included in Other assets, net. We regularly review the receivables from vendors to ensure they are able to meet their obligations. Historically, the change in our reserve for receivables related to vendor funding has not been significant. A 10% difference in our vendor incentives deferred in inventory at December 28, 2013 would have affected net income by approximately $7.0 million for the fiscal year ended December 28, 2013.

Inventory Reserves

Our inventory reserves consist of reserves for projected losses related to shrink and for potentially excess and obsolete inventory. An increase to our inventory reserves is recorded as an increase to our cost of sales. Conversely, a decrease to our inventory reserves is recorded as a decrease to our cost of sales. Our inventory reserves for Fiscal 2013, 2012 and 2011 were $37.5 million, $31.4 million and $30.8 million, respectively.

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

Our shrink rate has fluctuated less than 10 basis points over the last two years. Historically, we have not experienced material adjustments to our shrink reserve. Furthermore, we have consistently completed a similar number of physical inventories at comparable times throughout the year.

Our inventory consists primarily of parts, batteries, accessories and other products used on vehicles that have reasonably long shelf lives. Although the risk of obsolescence is minimal, we also consider whether we may have excess inventory based on our current approach for effectively managing slower moving inventory. We strive to optimize the life cycle of our inventory to ensure our product availability reflects customer demand. We have return rights with many of our vendors and the majority of excess inventory is returned to our vendors for full credit. We establish reserves for potentially excess and obsolete inventories based on (i) current inventory levels, (ii) the historical analysis of product sales and (iii) current market conditions. In certain situations, we establish reserves when less than full credit is expected from a vendor or when liquidating product will result in retail prices below recorded costs. In Fiscal 2013, the increase in our inventory reserves was driven primarily by our continued ramp-up in the sale of imported products and the lack of return privileges with those vendors.

Future changes by vendors in their policies or willingness to accept returns of excess inventory, changes in our inventory management approach for excess and obsolete inventory or failure by us to effectively manage the life cycle of our inventory could require us to revise our estimates of required reserves and result in a negative impact on our consolidated statement of operations. A 10% difference in actual inventory reserves at December 28, 2013 would have affected net income by approximately $2.3 million for the fiscal year ended December 28, 2013.

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

A 10% change in the warranty reserves at December 28, 2013 would have affected net income by approximately $2.5 million for the fiscal year ended December 28, 2013.

Self-Insurance Reserves

We are self-insured for general and automobile liability, workers’ compensation and the health care claims of our Team Members, although we maintain stop-loss coverage with third-party insurers to limit our total liability exposure. Our self-insurance reserves for Fiscal 2013, 2012 and 2011 were $98.5 million, $94.5 million and $98.9 million, respectively. Historically, our total self-insurance reserves have steadily increased due to our continued growth, including an increase in stores, Team Members and Commercial delivery vehicles partially offset by favorable claims development in the last two years. When excluding $4.2 million of reserves from our acquisition of BWP in Fiscal 2013, our self-insurance reserves were essentially flat with the prior year.

Our self-insurance reserves consist of the estimated exposure for claims filed, claims incurred but not yet reported and projected future claims, and are established using actuarial methods followed in the insurance industry and our historical claims experience. Specific factors include, but are not limited to, assumptions about health care costs, the severity of accidents and the incidence of illness and the average size of claims. Generally, claims for automobile and general liability and workers’ compensation take several years to settle. We classify the portion of our self-insurance reserves that is not expected to be settled within one year in long-term liabilities.

While we do not expect the amounts ultimately paid to differ significantly from our estimates, our self-insurance reserves and corresponding SG&A could be affected if future claim experience differs significantly from historical trends and actuarial assumptions. A 10% change in our self-insurance liabilities at December 28, 2013 would have affected net income by approximately $6.2 million for the fiscal year ended December 28, 2013.

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

During the year, management monitored the actual performance of the business relative to the fair value assumptions used during our annual goodwill impairment test. For the periods presented, no triggering events were identified that required an update to our annual impairment test. For the presented periods, the impairment assessments indicated that the fair values of each reporting unit substantially exceeded the carrying values of the respective reporting units. We have not made any material changes in the accounting methodology we use to assess impairment loss during the past three fiscal years. We do not believe there is a reasonable likelihood there will be a material change in the future estimates or assumptions we use to test for impairment losses on goodwill. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to an impairment charge that could be material.

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

Management is required to make assumptions and apply judgment to estimate exposures associated with our various filing positions. Although Management believes that the judgments and estimates are reasonable, actual results could differ and we may be exposed to gains or losses that could be material. To the extent that actual results differ from our estimates, the effective tax rate in any particular period could be materially affected. Favorable tax developments would be recognized as a reduction in our effective tax rate in the period of resolution. Unfavorable tax developments would require an increase in our effective tax rate and a possible use of cash in the period of resolution. A 10% change in the tax reserves at December 28, 2013 would have affected net income by approximately $1.8 million for the fiscal year ended December 28, 2013.

New Accounting Pronouncements

For a description of recently announced accounting standards, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements, see New Accounting Pronouncements in Note 2 to the Consolidated Financial Statements in this Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures about Market Risks.

Interest Rate Risk

Our primary financial market risk is due to changes in interest rates. Historically, we have reduced our exposure to changes in interest rates by entering into various interest rate hedge instruments such as interest rate swap contracts and treasury lock agreements. We have historically utilized interest rate swaps to convert variable rate debt to fixed rate debt and to lock in fixed rates on future debt issuances. Our interest rate hedge instruments have been designated as cash flow hedges. We had no derivative instruments outstanding as of December 28, 2013.

The interest rate on borrowings under our new revolving credit facility and term loan is based, at the Company’s option, on adjusted LIBOR, plus a margin, or an alternate base rate, plus a margin. As of December 28, 2013, we had no borrowings outstanding under our revolving credit facility or term loan. Subsequent to December 28, 2013, we borrowed on the revolving credit facility and term loan and are therefore exposed to interest rate risk due to changes in LIBOR or alternate base rate. There is no interest rate risk associated with our 2020, 2022 or 2023 Notes, as the interest rates are fixed at 5.75%, 4.50%, and 4.50%, respectively, per annum.
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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report in accordance with Rule 13a-15(b) under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

Management’ s Report on Internal Control over Financial Reporting

Management’s Report on Internal Control over Financial Reporting is set forth in Part IV, Item 15 of this annual report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 28, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

For a discussion of our directors, executive officers and corporate governance, see the information set forth in the sections entitled “Proposal No. 1 - Election of Directors,” “Corporate Governance,” “Meetings and Committees of the Board,” “Information Concerning Our Executive Officers,” “Audit Committee Report,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our proxy statement for the 2014 annual meeting of stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 28, 2013 (the “2014 Proxy Statement”), which is incorporated herein by reference.

Item 11. Executive Compensation.

See the information set forth in the sections entitled “Meetings and Committees of the Board,” “Compensation Committee Report,” “Compensation Discussion and Analysis,” “Additional Information Regarding Executive Compensation” and “Non-Management Director Compensation” in the 2014 Proxy Statement, which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

See the information set forth in the sections entitled “Equity Compensation Plan Information Table” and "Security Ownership of Certain Beneficial Owners and Management" in the 2014 Proxy Statement, which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

See the information set forth in the sections entitled "Corporate Governance" and “Meetings and Committees of the Board” in the 2014 Proxy Statement, which is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

See the information set forth in the section entitled “2013 and 2012 Audit Fees” in the 2014 Proxy Statement, which is incorporated herein by reference.

PART IV

Item 15.     Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements

Management’s Responsibility for Financial Statements	F-1
Management’s Report on Internal Control Over Financial Reporting	F-1

Audited Consolidated Financial Statements of Advance Auto Parts, Inc. and Subsidiaries for the years ended December 28, 2013, December 29, 2012 and December 31, 2011:
Reports of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets	F-4
Consolidated Statements of Operations	F-5
Consolidated Statements of Comprehensive Income	F-5
Consolidated Statements of Changes in Stockholders' Equity	F-6
Consolidated Statements of Cash Flows	F-7
Notes to the Consolidated Financial Statements	F-9

(2) Financial Statement Schedules

Schedule I - Condensed Financial Information of the Registrant	F-41
Schedule II - Valuation and Qualifying Accounts	F-48

(3) Exhibits

The Exhibit Index following the signatures for this report is incorporated herein by reference.

Management’s Responsibility for Financial Statements

Management of Advance Auto Parts, Inc. and its subsidiaries (collectively the “Company”) is responsible for the preparation, integrity, consistency and objectivity of the consolidated financial statements and supplemental financial information in this Annual Report on Form 10-K. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and, as such, include amounts based on management’s best estimates and judgments.

The Company’s consolidated financial statements have been audited by the independent registered public accounting firm, Deloitte & Touche LLP, who conducted their audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). The independent registered public accounting firm’s responsibility is to express an opinion as to whether such consolidated financial statements present fairly, in all material respects, the Company’s financial position, results of operations and cash flows in accordance with GAAP.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13(a) - 15(f) under the Securities Exchange Act of 1934, as amended. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s principal executive officer and principal financial officer, and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with GAAP.

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

As of December 28, 2013, management, including the Company’s principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 28, 2013 is effective.

Deloitte & Touche LLP, the Company’s independent registered public accounting firm who audited the Company's consolidated financial statements, has issued an attestation report on the Company’s internal control over financial reporting as of December 28, 2013 which is included on page F-3 herein.

/s/ Darren R. Jackson	/s/ Michael A. Norona
Darren R. Jackson	Michael A. Norona
Chief Executive Officer and Director	Executive Vice President and Chief Financial Officer

February 25, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Advance Auto Parts, Inc. and Subsidiaries
Roanoke, Virginia

We have audited the accompanying consolidated balance sheets of Advance Auto Parts, Inc. and subsidiaries (the “Company”) as of December 28, 2013 and December 29, 2012, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 28, 2013. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Advance Auto Parts, Inc. and subsidiaries as of December 28, 2013 and December 29, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 28, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 28, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2014 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Richmond, Virginia
February 25, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Advance Auto Parts, Inc. and Subsidiaries
Roanoke, Virginia

We have audited the internal control over financial reporting of Advance Auto Parts, Inc. and subsidiaries (the “Company”) as of December 28, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 28, 2013 of the Company and our report dated February 25, 2014 expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/ Deloitte & Touche LLP

Richmond, Virginia
February 25, 2014

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 28, 2013 and December 29, 2012
(in thousands, except per share data)

	December 28, 2013	December 29, 2012
Assets
Current assets:
Cash and cash equivalents	$1,112,471	$598,111
Receivables, net	277,595	229,866
Inventories, net	2,556,557	2,308,609
Other current assets	42,761	47,614
Total current assets	3,989,384	3,184,200
Property and equipment, net of accumulated depreciation of $1,255,474 and $1,102,147	1,283,970	1,291,759
Assets held for sale	2,064	788
Goodwill	199,835	76,389
Intangible assets, net	49,872	28,845
Other assets, net	39,649	31,833
	$5,564,774	$4,613,814
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$916	$627
Accounts payable	2,180,614	2,029,814
Accrued expenses	428,625	379,639
Other current liabilities	154,630	149,558
Total current liabilities	2,764,785	2,559,638
Long-term debt	1,052,668	604,461
Other long-term liabilities	231,116	239,021
Commitments and contingencies
Stockholders' equity:
Preferred stock, nonvoting, $0.0001 par value,
10,000 shares authorized; no shares issued or outstanding	—	—
Common stock, voting, $0.0001 par value, 200,000 shares authorized;
74,224 shares issued and 72,840 outstanding at December 28, 2013
and 73,731 shares issued and 73,383 outstanding at December 29, 2012	7	7
Additional paid-in capital	531,293	520,215
Treasury stock, at cost, 1,384 and 348 shares	(107,890)	(27,095)
Accumulated other comprehensive income	3,683	2,667
Retained earnings	1,089,112	714,900
Total stockholders' equity	1,516,205	1,210,694
	$5,564,774	$4,613,814

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 28, 2013, December 29, 2012 and December 31, 2011
(in thousands, except per share data)

	Fiscal Years
	2013	2012	2011

Net sales	$6,493,814	$6,205,003	$6,170,462
Cost of sales, including purchasing and warehousing costs	3,241,668	3,106,967	3,101,172
Gross profit	3,252,146	3,098,036	3,069,290
Selling, general and administrative expenses	2,591,828	2,440,721	2,404,648
Operating income	660,318	657,315	664,642
Other, net:
Interest expense	(36,618)	(33,841)	(30,949)
Other income (expense), net	2,698	600	(457)
Total other, net	(33,920)	(33,241)	(31,406)
Income before provision for income taxes	626,398	624,074	633,236
Provision for income taxes	234,640	236,404	238,554
Net income	$391,758	$387,670	$394,682

Basic earnings per share	$5.36	$5.29	$5.21
Diluted earnings per share	$5.32	$5.22	$5.11
Dividends declared per common share	$0.24	$0.24	$0.24

Weighted average common shares outstanding	72,930	73,091	75,620
Weighted average common shares outstanding - assuming dilution	73,414	74,062	77,071

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 28, 2013, December 29, 2012 and December 31, 2011
(in thousands, except per share data)

	Fiscal Years
	2013	2012	2011
Net income	$391,758	$387,670	$394,682
Other comprehensive income (loss), net of tax:
Changes in net unrecognized other postretirement benefit costs, net of $503, $252 and $98 tax	(438)	(391)	(152)
Postretirement benefit plan amendment, net of $904, $0 and $0 tax	1,454	—	—
Unrealized gain (loss) on hedge arrangements, net of $0, $163 and $163 tax	—	254	(254)
Amortization of unrecognized losses on interest rate swaps, net of $0, $0 and $3,644 tax	—	—	4,807
Total other comprehensive income (loss)	1,016	(137)	4,401
Comprehensive income	$392,774	$387,533	$399,083

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES CONSOLIDATD STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY For the Years Ended December 28, 2013, December 29, 2012 and December 31, 2011 (in thousands)
	Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock, at cost		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount		Shares	Amount
Balance, January 1, 2011	—	$—	105,682	$11	$456,645	23,726	$(1,028,612)	$(1,597)	$1,612,927	$1,039,374
Net income									394,682	394,682
Total other comprehensive income								4,401		4,401
Issuance of shares upon the exercise of stock options			739		18,741					18,741
Tax withholdings related to the exercise of stock appreciation rights					(6,582)					(6,582)
Tax benefit from share-based compensation					9,565					9,565
Issuance of restricted stock, net of forfeitures			78							—
Amortization of restricted stock balance					8,023					8,023
Share-based compensation					11,530					11,530
Stock issued under employee stock purchase plan			38		2,234					2,234
Treasury stock purchased						10,012	(616,155)			(616,155)
Cash dividends ($0.24 per common share)									(17,980)	(17,980)
Other					81					81
Balance, December 31, 2011	—	$—	106,537	$11	$500,237	33,738	$(1,644,767)	$2,804	$1,989,629	$847,914
Net income									387,670	387,670
Total other comprehensive loss								(137)		(137)
Issuance of shares upon the exercise of stock options			900		5,720					5,720
Tax withholdings related to the exercise of stock appreciation rights					(26,677)					(26,677)
Tax benefit from share-based compensation					22,924					22,924
Issuance of restricted stock, net of forfeitures			(2)							—
Amortization of restricted stock balance					6,220					6,220
Share-based compensation					9,016					9,016
Stock issued under employee stock purchase plan			34		2,266					2,266
Treasury stock purchased						348	(27,095)			(27,095)
Retirement of treasury stock			(33,738)	$(4)		(33,738)	1,644,767		$(1,644,763)	—
Cash dividends ($0.24 per common share)									(17,636)	(17,636)
Other					509					509
Balance, December 29, 2012	—	$—	73,731	$7	$520,215	348	$(27,095)	$2,667	$714,900	$1,210,694
Net income									391,758	391,758
Total other comprehensive income								1,016		1,016
Issuance of shares upon the exercise of stock options			480		1,903					1,903
Tax withholdings related to the exercise of stock appreciation rights					(21,856)					(21,856)
Tax benefit from share-based compensation					16,132					16,132
Issuance of restricted stock, net of forfeitures			(10)							—
Amortization of restricted stock balance					7,889					7,889
Share-based compensation					5,302					5,302
Stock issued under employee stock purchase plan			23		1,679					1,679
Treasury stock purchased						1,036	(80,795)			(80,795)
Cash dividends ($0.24 per common share)									(17,546)	(17,546)
Other					29					29
Balance, December 28, 2013	—	$—	74,224	$7	$531,293	1,384	$(107,890)	$3,683	$1,089,112	$1,516,205

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS For the Years Ended December 28, 2013, December 29, 2012 and December 31, 2011 (in thousands)
	Fiscal Years
	2013	2012	2011
Cash flows from operating activities:
Net income	$391,758	$387,670	$394,682
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	207,795	189,544	175,949
Share-based compensation	13,191	15,236	19,553
Loss on property and equipment, net	1,599	2,699	5,228
Other	1,679	1,582	1,098
(Benefit) provision for deferred income taxes	(2,237)	26,893	53,037
Excess tax benefit from share-based compensation	(16,320)	(23,099)	(9,663)
Net (increase) decrease in:
Receivables, net	(32,428)	(89,482)	(15,372)
Inventories, net	(203,513)	(260,298)	(179,288)
Other assets	11,011	8,213	23,073
Net increase (decrease) in:
Accounts payable	113,497	376,631	360,678
Accrued expenses	63,346	40,936	(15,901)
Other liabilities	(4,128)	8,756	15,775
Net cash provided by operating activities	545,250	685,281	828,849
Cash flows from investing activities:
Purchases of property and equipment	(195,757)	(271,182)	(268,129)
Business acquisitions, net of cash acquired	(186,137)	(8,369)	(23,133)
Sale of certain business acquisition assets	19,042	—	—
Proceeds from sales of property and equipment	745	6,573	1,288
Net cash used in investing activities	(362,107)	(272,978)	(289,974)
Cash flows from financing activities:
(Decrease) increase in bank overdrafts	(2,926)	(7,459)	6,625
Decrease in financed vendor accounts payable	—	—	(31,648)
Issuance of senior unsecured notes	448,605	299,904	—
Payment of debt related costs	(8,815)	(2,942)	(3,656)
Borrowings under credit facilities	—	58,500	1,435,200
Payments on credit facilities	—	(173,500)	(1,320,200)
Dividends paid	(17,574)	(17,596)	(18,554)
Proceeds from the issuance of common stock, primarily exercise of stock options	3,611	8,495	21,056
Tax withholdings related to the exercise of stock appreciation rights	(21,856)	(26,677)	(6,582)
Excess tax benefit from share-based compensation	16,320	23,099	9,663
Repurchase of common stock	(80,795)	(27,095)	(631,149)
Contingent consideration related to business acquisitions	(4,726)	(10,911)	—
Other	(627)	4,089	(938)
Net cash provided by (used in) financing activities	331,217	127,907	(540,183)
Net increase (decrease) in cash and cash equivalents	514,360	540,210	(1,308)
Cash and cash equivalents, beginning of period	598,111	57,901	59,209
Cash and cash equivalents, end of period	$1,112,471	$598,111	$57,901

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS For the Years Ended December 28, 2013, December 29, 2012 and December 31, 2011 (in thousands)
	Fiscal Years
	2013	2012	2011
Supplemental cash flow information:
Interest paid	$34,735	$27,250	$35,030
Income tax payments	219,424	162,677	170,541
Non-cash transactions:
Accrued purchases of property and equipment	20,714	26,142	35,648
Retirement of common stock	—	1,644,767	—
Contingent consideration accrued on acquisitions	—	—	27,776
Changes in other comprehensive income	1,016	(137)	4,401
Declared but unpaid cash dividends	4,368	4,396	4,356

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 28, 2013, December 29, 2012 and December 31, 2011
(in thousands, except per share data)

1.	Organization and Description of Business:

Advance Auto Parts, Inc. (“Advance”) conducts all of its operations through its wholly owned subsidiary, Advance Stores Company, Incorporated (“Stores”), and its subsidiaries (collectively, the “Company”), all of which are 100% owned. The Company operated 4,049 stores as of December 28, 2013. The Company operated 3,832 stores throughout 39 states in the Northeastern, Southeastern and Midwestern (inclusive of South Central) regions of the United States, Puerto Rico and the Virgin Islands. These stores operated under the “Advance Auto Parts” trade name except for certain stores in the State of Florida which operate under the “Advance Discount Auto Parts” trade name. These stores offer a broad selection of brand name and proprietary automotive replacement parts, accessories and maintenance items for domestic and imported cars and light trucks to do-it-yourself, or DIY, and do-it-for-me, or Commercial, customers. The Company offers delivery service to its Commercial customers’ places of business, including independent garages, service stations and auto dealers, utilizing a fleet of vehicles to deliver product from its 3,485 store locations with delivery service. Autopart International (“AI”), a subsidiary of Stores, operates 217 stores under the “Autopart International” trade name located primarily throughout the Northeastern, Mid-Atlantic and Southeastern regions of the United States.

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

Cash, Cash Equivalents and Bank Overdrafts

Cash and cash equivalents consist of cash in banks and money market funds with original maturities of three months or less. Included in cash equivalents are credit card and debit card receivables from banks, which generally settle within two to four business days. Credit and debit card receivables included in Cash and cash equivalents as of December 28, 2013 and December 29, 2012 were $28,828 and $26,738, respectively. Bank overdrafts consist of outstanding checks not yet presented to a bank for settlement, net of cash held in accounts with right of offset. Bank overdrafts of $5,796 and $8,722 are included in Other current liabilities as of December 28, 2013 and December 29, 2012, respectively.

Receivables

Receivables, net consist primarily of receivables from Commercial customers and vendors. The Company grants credit to certain Commercial customers who meet the Company’s pre-established credit requirements. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company’s Commercial customers to make required payments. The Company considers the following factors when determining if collection is reasonably assured: customer creditworthiness, past transaction history with the customer, current economic and industry trends and changes in customer payment terms. Concentrations of credit risk with respect to these receivables are limited because the Company’s customer base consists of a large number of small customers, spreading the credit risk across a broad base.  The Company also controls this credit risk through credit approvals, credit limits and accounts receivable and credit monitoring procedures.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 28, 2013, December 29, 2012 and December 31, 2011
(in thousands, except per share data)

The Company’s vendor receivables are established as it receives concessions from its vendors through a variety of programs and arrangements, including allowances for new stores and warranties, volume purchase rebates and co-operative advertising. Amounts receivable from vendors also include amounts due to the Company for changeover merchandise and product returns.  The Company regularly reviews vendor receivables for collectability and assesses the need for a reserve for uncollectable amounts based on an evaluation of the Company’s vendors’ financial positions and corresponding abilities to meet financial obligations. The Company’s allowance for doubtful accounts related to vendor receivables is not significant.

Inventory

Inventory amounts are stated at the lower of cost or market. The cost of the Company’s merchandise inventory is determined using the last-in, first-out (“LIFO”) method. Under the LIFO method, the Company’s cost of sales reflects the costs of the most recently purchased inventories, while the inventory carrying balance represents the costs relating to prices paid in prior years.

Vendor Incentives

The Company receives incentives in the form of reductions to amounts owed and/or payments from vendors related to cooperative advertising allowances, volume rebates and other promotional considerations. Many of these incentives are under long-term agreements (terms in excess of one year), while others are negotiated on an annual basis or less (short-term). Volume rebates and cooperative advertising allowances not offsetting in selling, general and administrative expenses, or SG&A, are earned based on inventory purchases and initially recorded as a reduction to inventory. These deferred amounts are included as a reduction to cost of sales as the inventory is sold. Cooperative advertising allowances provided as a reimbursement of specific, incremental and identifiable costs incurred to promote a vendor’s products are included as an offset to SG&A when the cost is incurred. Total deferred vendor incentives included as a reduction of Inventory was $111,304 and $102,975 as of December 28, 2013 and December 29, 2012, respectively.

Similarly, the Company recognizes other promotional incentives earned under long-term agreements not specifically related to volume of purchases as a reduction to cost of sales. However, these incentives are not deferred as a reduction of inventory and are recognized based on the cumulative net purchases as a percentage of total estimated net purchases over the life of the agreement. Short-term incentives (terms less than one year) are generally recognized as a reduction to cost of sales over the duration of any short-term agreements.

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

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense, net of vendor promotional funds, was $69,116, $83,871 and $84,656 in Fiscal 2013, 2012 and 2011, respectively. Vendor promotional funds, which reduced advertising expense, amounted to $18,622 and $11,445 in Fiscal 2013 and 2012. Prior to Fiscal 2011, the Company received no vendor promotional funds to reduce advertising expense.

Preopening Expenses

Preopening expenses, which consist primarily of payroll and occupancy costs related to the opening of new stores, are expensed as incurred.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 28, 2013, December 29, 2012 and December 31, 2011
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

The Company also follows guidance provided on other items relevant to the accounting for income taxes throughout the year, as applicable, including derecognition of benefits, classification, interest and penalties, accounting in interim periods, disclosure and transition.  Refer to Note 15, Income Taxes, for a further discussion of income taxes.

Self-Insurance

The Company is self-insured for general and automobile liability, workers’ compensation and health care claims of its employees, or Team Members, while maintaining stop-loss coverage with third-party insurers to limit its total liability exposure. Expenses associated with these liabilities are calculated for (i) claims filed, (ii) claims incurred but not yet reported and (iii) projected future claims using actuarial methods followed in the insurance industry as well as the Company’s historical claims experience. The Company includes the current and long-term portions of its self-insurance reserve in Accrued expenses and Other long-term liabilities, respectively.

The following table presents changes in the Company’s total self-insurance reserves:

	December 28, 2013	December 29, 2012	December 31, 2011
Self-insurance reserves, beginning of period	$94,548	$98,944	$97,070
Additions to self-insurance reserves	120,782	105,670	105,379
Acquired reserves	4,195	—	—
Reserves utilized	(121,050)	(110,066)	(103,505)
Self-insurance reserves, end of period	$98,475	$94,548	$98,944

Warranty Liabilities

The warranty obligation on the majority of merchandise sold by the Company with a manufacturer's warranty is the responsibility of the Company’s vendors.  However, the Company has an obligation to provide customers free replacement of certain merchandise or merchandise at a prorated cost if under a warranty and not covered by the manufacturer. Merchandise sold with warranty coverage by the Company primarily includes batteries but may also include other parts such as brakes and shocks. The Company estimates its warranty obligation at the time of sale based on the historical return experience, sales level

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 28, 2013, December 29, 2012 and December 31, 2011
(in thousands, except per share data)

and cost of the respective product sold. To the extent vendors provide upfront allowances in lieu of accepting the obligation for warranty claims and the allowance is in excess of the related warranty expense, the excess is recorded as a reduction to cost of sales.

Revenue Recognition

The Company recognizes revenue at the time the sale is made, at which time the Company’s walk-in customers take immediate possession of the merchandise or same-day delivery is made to the Company’s commercial delivery customers. For e-commerce sales, revenue is recognized either at the time of pick-up at one of the Company’s store locations or at the time of shipment depending on the customer’s order designation. Sales are recorded net of discounts, sales taxes and estimated allowances. The Company estimates returns based on current sales levels and the Company’s historical return experience. The Company’s reserve for sales returns and allowances was not material as of December 28, 2013 and December 29, 2012.

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

Derivative Instruments and Hedging Activities

The Company’s accounting policy for derivative financial instruments is based on whether the instruments meet the criteria for designation as cash flow or fair value hedges. The criteria for designating a derivative as a hedge include the assessment of the instrument’s effectiveness in risk reduction, matching of the derivative instrument to its underlying transaction and the probability that the underlying transaction will occur. For derivatives with cash flow hedge designation, the Company reports the after-tax gain or loss from the effective portion of the hedge as a component of Accumulated other income (loss) and reclassifies it into earnings in the same period or periods in which the hedged transaction affects earnings, and within the same income statement line item as the impact of the hedged transaction. For derivatives with fair value hedge accounting designation, the Company would recognize gains or losses from the change in the fair value of these derivatives, as well as the offsetting change in the fair value of the underlying hedged item, in earnings. The Company had no derivative instruments outstanding as of December 28, 2013 and December 29, 2012.

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

The Company’s Accumulated other comprehensive income (loss) is comprised of the unamortized portion of the previously recorded unrecognized gains or loss on interest rate swaps and forward treasury rate locks and the net unrealized gain associated with the Company’s postretirement benefit plan.

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
December 28, 2013, December 29, 2012 and December 31, 2011
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

When such an event occurs, the Company estimates the undiscounted future cash flows expected to result from the use of the long-lived asset (asset group) and its eventual disposition. These impairment evaluations involve estimates of asset useful lives and future cash flows. If the undiscounted expected future cash flows are less than the carrying amount of the asset and the carrying amount of the asset exceeds its fair value, an impairment loss is recognized. When an impairment loss is recognized, the carrying amount of the asset is reduced to its estimated fair value based on quoted market prices or other valuation techniques (e.g., discounted cash flow analysis). There were no material impairment losses in the three years ended December 28, 2013.

Earnings per Share

The Company uses the two-class method to calculate earnings per share. Under the two-class method, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are considered participating securities and are included in the computation of earnings per share. Certain of the Company’s shares granted to Team Members in the form of restricted stock and restricted stock units are considered participating securities.

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

Lease Accounting

The Company leases certain store locations, distribution centers, office space, equipment and vehicles. Initial terms for facility leases are typically 10 to 15 years, with renewal options at five year intervals, and may include rent escalation clauses. The total amount of the minimum rent is expensed on a straight-line basis over the initial term of the lease unless external economic factors exist or become existent such that renewals are reasonably assured, in which case the Company would

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 28, 2013, December 29, 2012 and December 31, 2011
(in thousands, except per share data)

include the renewal period in its amortization period. In those instances, the renewal period would be included in the lease term for purposes of establishing an amortization period and determining if such lease qualified as a capital or operating lease. In addition to minimum fixed rental payments, some leases provide for contingent facility rentals. Differences between the calculated rent expense and cash payments are recorded as a liability within the Accrued expenses and Other long-term liabilities captions in the accompanying consolidated balance sheets, based on the terms of the lease. Deferred rent was $50,638 and $45,791 as of December 28, 2013 and December 29, 2012, respectively. Contingent facility rentals are determined on the basis of a percentage of sales in excess of stipulated minimums for certain store facilities as defined in the individual lease agreements. Most of the leases provide that the Company pay taxes, maintenance, insurance and certain other expenses applicable to the leased premises. Management expects that in the normal course of business leases that expire will be renewed or replaced by other leases.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation, or at fair value if acquired through a business combination. Expenditures for maintenance and repairs are charged directly to expense when incurred; major improvements are capitalized. When items are sold or retired, the related cost and accumulated depreciation are removed from the account balances, with any gain or loss reflected in the consolidated statements of operations.

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

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 28, 2013, December 29, 2012 and December 31, 2011
(in thousands, except per share data)

Cost of Sales and Selling, General and Administrative Expenses

The following table illustrates the primary costs classified in each major expense category:

Cost of Sales			SG&A
•	Total cost of merchandise sold including:		•	Payroll and benefit costs for retail and corporate
	-	Freight expenses associated with moving		Team Members;
		merchandise inventories from our vendors to	•	Occupancy costs of retail and corporate facilities;
		our distribution center,	•	Depreciation related to retail and corporate assets;
	-	Vendors incentives, and	•	Advertising;
	-	Cash discounts on payments to vendors;	•	Costs associated with our commercial delivery
•	Inventory shrinkage;			program, including payroll and benefit costs,
•	Defective merchandise and warranty costs;			and transportation expenses associated with moving
•	Costs associated with operating our distribution			merchandise inventories from our retail store to
	network, including payroll and benefit costs,			our customer locations;
	occupancy costs and depreciation; and		•	Self-insurance costs;
•	Freight and other handling costs associated with		•	Professional services;
	moving merchandise inventories through our		•	Other administrative costs, such as credit card
	supply chain			service fees, supplies, travel and lodging;
	-	From our distribution centers to our retail	•	Closed store expense;
		store locations, and	•	Impairment charges;
	-	From certain of our larger stores which stock a	•	GPI acquisition-related expenses; and
		wider variety and greater supply of inventory (“HUB	•	BWP acquisition-related expenses and integration costs.
stores”) and Parts Delivered Quickly warehouses
(“PDQ®s”) to our retail stores after the customer
has special-ordered the merchandise.

New Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board, or FASB, issued ASU No. 2013-11 “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.”  Under ASU 2013-11 an entity is required to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward.  If a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets.  ASU 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.  The adoption of this guidance affects presentation only and, therefore, it is not expected to have a material impact on the Company’s consolidated financial condition, results of operations or cash flows.

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
December 28, 2013, December 29, 2012 and December 31, 2011
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

Merchandise Inventory

The Company used the LIFO method of accounting for approximately 95% of inventories at both December 28, 2013 and December 29, 2012. Under LIFO, the Company’s cost of sales reflects the costs of the most recently purchased inventories, while the inventory carrying balance represents the costs for inventories purchased in Fiscal 2013 and prior years. The Company recorded a reduction to cost of sales of $5,572 and $24,087 in Fiscal 2013 and Fiscal 2012, respectively. The Company’s overall costs to acquire inventory for the same or similar products have generally decreased historically as the Company has been able to leverage its continued growth, execution of merchandise strategies and realization of supply chain efficiencies. In Fiscal 2011, the Company recorded an increase to cost of sales of $24,708 due to an increase in supply chain costs and inflationary pressures affecting certain product categories.

Product Cores

The remaining inventories are comprised of product cores, the non-consumable portion of certain parts and batteries, which are valued under the first-in, first-out (“FIFO”) method. Product cores are included as part of the Company’s merchandise costs and are either passed on to the customer or returned to the vendor. Because product cores are not subject to frequent cost changes like the Company’s other merchandise inventory, there is no material difference when applying either the LIFO or FIFO valuation method.

Inventory Overhead Costs

Purchasing and warehousing costs included in inventory as of December 28, 2013 and December 29, 2012, were $161,519 and $134,258, respectively.

Inventory Balance and Inventory Reserves

Inventory balances at the end of Fiscal 2013 and 2012 were as follows:

	December 28, 2013	December 29, 2012
Inventories at FIFO, net	$2,424,795	$2,182,419
Adjustments to state inventories at LIFO	131,762	126,190
Inventories at LIFO, net	$2,556,557	$2,308,609

Inventory quantities are tracked through a perpetual inventory system. The Company completes physical inventories and other targeted inventory counts in its store locations to ensure the accuracy of the perpetual inventory quantities of both merchandise and core inventory in these locations. In its distribution centers and PDQ®s, the Company uses a cycle counting program to ensure the accuracy of the perpetual inventory quantities of both merchandise and product core inventory. Reserves for estimated shrink are established based on the results of physical inventories conducted by the Company with the assistance of an independent third party in substantially all of the Company’s stores over the course of the year, other targeted inventory counts in its stores, results from recent cycle counts in its distribution facilities and historical and current loss trends.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 28, 2013, December 29, 2012 and December 31, 2011
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

The following table presents changes in the Company’s inventory reserves for years ended December 28, 2013, December 29, 2012 and December 31, 2011:

	December 28, 2013	December 29, 2012	December 31, 2011
Inventory reserves, beginning of period	$31,418	$30,786	$18,150
Additions to inventory reserves	65,466	72,852	90,128
Reserves utilized	(59,361)	(72,220)	(77,492)
Inventory reserves, end of period	$37,523	$31,418	$30,786

4.	Acquisitions:

On December 31, 2012, the Company acquired B.W.P. Distributors, Inc. (“BWP”) in an all-cash transaction. BWP, formerly a privately-held company, supplied, marketed and distributed automotive aftermarket parts and products principally to commercial customers. Prior to the acquisition, BWP operated or supplied 216 locations in the Northeastern United States. The Company believes this acquisition will enable the Company to continue its expansion in the competitive Northeast, which is a strategic growth area for the Company due to the large population and overall size of the market, and to gain valuable information to apply to its existing operations as a result of BWP’s expertise in Commercial. The amount of acquired goodwill reflects this strategic importance to the Company.

Concurrent with the closing of the acquisition, the Company transferred one distribution center and BWP’s rights to distribute to 92 independently owned locations to an affiliate of General Parts International, Inc. (“GPI”), a privately held auto supply company. As a result, the Company began operating the 124 BWP company-owned stores and two remaining BWP distribution centers as of the closing date. The Company has included the financial results of BWP in its consolidated financial statements commencing December 31, 2012 (Fiscal 2013). Pro forma results of operations related to the acquisition of BWP are not presented as BWP’s results are not material to the Company’s consolidated statements of operations.

Under the terms of the agreement, the Company acquired the net assets in exchange for a purchase price of $187,109. Following the closing of the acquisition, the Company sold certain of the acquired assets for $16,798 related to the transfer of operations to GPI.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 28, 2013, December 29, 2012 and December 31, 2011
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

Due to the nature of BWP’s business, the assets acquired and liabilities assumed as part of this acquisition are similar in nature to those of Advance. For additional information regarding intangible assets acquired, see Note 5, Goodwill and Intangible Assets. All of the goodwill is expected to be deductible for income tax purposes. The Company completed its purchase accounting related to the BWP acquisition in the third quarter of Fiscal 2013.

Subsequent to December 28, 2013, the Company acquired GPI. Refer to Note 23, Subsequent Event, for further details of the GPI acquisition.

5.	Goodwill and Intangible Assets:

Goodwill

The Company has goodwill recorded in both the Advance Auto Parts (“AAP”) and Autopart International (“AI”) segments. The following table reflects the carrying amount of goodwill pertaining to the Company’s two segments and the changes in goodwill carrying amounts.

	AAP Segment	AI Segment	Total
Balance at December 31, 2011	$58,095	$18,294	$76,389
Fiscal 2012 activity	—	—	—
Balance at December 29, 2012	$58,095	$18,294	$76,389
Fiscal 2013 activity	123,446	—	123,446
Balance at December 28, 2013	$181,541	$18,294	$199,835

As discussed in Note 4, Acquisitions, on December 31, 2012, the Company acquired BWP in an all-cash transaction which resulted in the addition of $123,446 of goodwill in the AAP Segment.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 28, 2013, December 29, 2012 and December 31, 2011
(in thousands, except per share data)

Intangible Assets Other Than Goodwill

In Fiscal 2013, the Company recorded a net increase to intangible assets of $29,001. The increase included Customer Relationships of $23,801 which will be amortized over 12 years and other intangible assets of $5,200 which will be amortized over a weighted average of 3.4 years. Included in the net increase in Fiscal 2013 is the reduction of $2,244 of intangible assets in conjunction with the sale of certain BWP customer relationships subsequent to the acquisition. In Fiscal 2012, the Company purchased the rights to certain software assets for $1,100 which will further support the Company’s e-commerce offerings.

The gross and net carrying amounts of acquired intangible assets as of December 28, 2013, December 29, 2012 and December 31, 2011 are comprised of the following:

	Acquired intangible assets
	Subject to Amortization			Not Subject to Amortization
	Customer Relationships	Acquired Technology	Other	Trademark and Tradenames	Intangible Assets (excluding goodwill)
Gross:
Gross carrying amount at December 31, 2011	$9,800	$7,750	$885	$20,550	$38,985
Additions	—	1,100	—	—	1,100
Gross carrying amount at December 29, 2012	$9,800	$8,850	$885	$20,550	$40,085
Additions	23,801	—	5,200	—	29,001
Gross carrying amount at December 28, 2013	$33,601	$8,850	$6,085	$20,550	$69,086

Net:
Net book value at December 31, 2011	$3,618	$6,987	$225	$20,550	$31,380
Additions	—	1,100	—	—	1,100
2012 amortization	(960)	(2,668)	(7)	—	(3,635)
Net carrying amount at December 29, 2012	$2,658	$5,419	$218	$20,550	$28,845
Additions	23,801	—	5,200	—	29,001
2013 amortization	(3,167)	(2,950)	(1,857)	—	(7,974)
Net book value at December 28, 2013	$23,292	$2,469	$3,561	$20,550	$49,872

Future Amortization Expense

The table below shows expected amortization expense for the next five years for acquired intangible assets recorded as of December 28, 2013:

Fiscal Year	Amount
2014	$6,988
2015	3,515
2016	2,490
2017	2,490
2018	1,990
Thereafter	11,849

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 28, 2013, December 29, 2012 and December 31, 2011
(in thousands, except per share data)

6.	Receivables, net:

Receivables consist of the following:

	December 28, 2013	December 29, 2012
Trade	$145,670	$110,153
Vendor	138,336	119,770
Other	6,884	5,862
Total receivables	290,890	235,785
Less: Allowance for doubtful accounts	(13,295)	(5,919)
Receivables, net	$277,595	$229,866

7.	Long-term Debt:

Long-term debt consists of the following:

	December 28, 2013	December 29, 2012
Revolving facility at variable interest rates (1.47% at December 28, 2013, due December 5, 2018 and 1.74% at December 29, 2012 replaced by the current facility)	$—	$—
Term loan at variable interest rates (1.67% at December 29, 2013) due December 1, 2023	—	—
5.75% Senior Unsecured Notes (net of unamortized discount of $865 and $975 at December 28, 2013 and December 29, 2012, respectively) due May 1, 2020	299,135	299,025
4.50% Senior Unsecured Notes (net of unamortized discount of $80 and $88 at December 28, 2013 and December 29, 2012, respectively) due January 15, 2022	299,920	299,912
4.50% Senior Unsecured Notes (net of unamortized discount of $1,387 at December 28, 2013) due December 1, 2023	448,613	—
Other	5,916	6,151
	1,053,584	605,088
Less: Current portion of long-term debt	(916)	(627)
Long-term debt, excluding current portion	$1,052,668	$604,461

Bank Debt

On December 5, 2013, the Company entered into a new credit agreement which provides a $700,000 unsecured term loan and a $1,000,000 unsecured revolving credit facility (the “2013 Credit Agreement”) with Advance Stores, as Borrower, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent. This new revolving credit facility replaced the revolver under the Company’s former Credit Agreement dated as of May 27, 2011 with Advance Stores, as Borrower, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent (the “2011 Credit Agreement”). Upon execution of the 2013 Credit Agreement, the lenders’ commitments under the 2011 Credit Agreement were terminated and the liabilities of the Company and its subsidiaries with respect to their obligations under the 2011 Credit Agreement were discharged. The new revolving credit facility also provides for the issuance of letters of credit with a sub-limit of $300,000 and swingline loans in an amount not to exceed $50,000. The Company may request, subject to agreement by one or more lenders, that the total revolving commitment be increased by an amount not to exceed $250,000 (up to a total commitment of $1,250,000) during the term of the credit agreement. Voluntary prepayments and voluntary reductions of the revolving balance are permitted in whole or in part, at the Company’s option, in minimum principal amounts as specified in the revolving credit facility. The revolving credit facility terminates in December 2018 and the term loan matures in January 2019.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 28, 2013, December 29, 2012 and December 31, 2011
(in thousands, except per share data)

As of December 28, 2013, the Company had not borrowed any amounts under the 2013 Credit Agreement but subsequently borrowed $700,000 under the term loan and $306,046 under the revolver in conjunction with the Company’s acquisition of GPI on January 2, 2014. As of December 28, 2013, the Company had letters of credit outstanding of $87,260. The letters of credit generally have a term of one year or less and primarily serve as collateral for the Company’s self-insurance policies. The Company's debt availability as of December 28, 2013 was $545,382 based on the maximum amount of additional borrowings allowed under the Company's leverage ratio.

The interest rate on borrowings under the revolving credit facility is based, at the Company’s option, on adjusted LIBOR, plus a margin, or an alternate base rate, plus a margin. The current margin is 1.30% and 0.30% per annum for the adjusted LIBOR and alternate base rate borrowings, respectively. A facility fee is charged on the total amount of the revolving credit facility, payable in arrears. The current facility fee rate is 0.20% per annum and subject to change based on the Company’s credit ratings. Under the terms of the 2013 Credit Agreement, the interest rate and facility fee are based on the Company’s credit rating.

The interest rate on the term loan is based, at the Company’s option, on adjusted LIBOR, plus a margin, or an alternate base rate, plus a margin. The current margin is 1.50% and 0.50% per annum for the adjusted LIBOR and alternate base rate borrowings, respectively. Under the terms of the term loan, the interest rate is based on the Company’s credit rating and subject to change based on the Company’s credit rating.

The 2013 Credit Agreement contains customary covenants restricting the ability of (a) subsidiaries of Advance Stores to, among other things, create, incur or assume additional debt, (b) Advance Stores and its subsidiaries to, among other things ,(i) incur liens, (ii) make loans and investments, (iii) guarantee obligations, and (iv) change the nature of its business conducted by itself and its subsidiaries; (c) the Company, Advance Stores and their subsidiaries to, among other things (i) engage in certain mergers, acquisitions, asset sales and liquidations, (ii) enter into certain hedging arrangements, (iii) enter into restrictive agreements limiting its ability to incur liens on any of its property or assets, pay distributions, repay loans, or guarantee indebtedness of its subsidiaries, (iv) engage in sale-leaseback transactions; and (d) the Company, among other things, to change the holding company status of the Company. Advance Stores is required to comply with financial covenants with respect to a maximum leverage ratio and a minimum coverage ratio. The 2013 Credit Agreement also provides for customary events of default, including non-payment defaults, covenant defaults and cross-defaults to Advance Stores’ other material indebtedness. The Company is also required to comply with financial covenants with respect to a maximum leverage ratio and a minimum consolidated coverage ratio. The Company was in compliance with its covenants at December 28, 2013 with respect to the 2013 Credit Agreement and December 29, 2012 with respect to the 2011 Credit Agreement, respectively.

Senior Unsecured Notes

The Company issued 4.50% senior unsecured notes on December 3, 2013 at 99.69% of the principal amount of $450,000 which are due December 1, 2023 (the “2023 Notes”). The 2023 Notes bear interest at a rate of 4.50% per year payable semi-annually in arrears on June 1 and December 1 of each year, beginning June 1, 2014. The net proceeds from the offering of these notes were approximately $445,200, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. The net proceeds from the 2023 Notes were used in aggregate with borrowings under the Company’s revolving credit facility and term loan and cash on-hand to fund the Company’s acquisition of GPI on January 2, 2014.

The Company previously issued 4.50% senior unsecured notes in January 2012 at 99.968% of the principal amount of $300,000 which are due January 15, 2022 (the “2022 Notes”). The 2022 Notes bear interest at a rate of 4.50% per year payable semi-annually in arrears on January 15 and July 15 of each year. The Company’s 5.75% senior unsecured notes were issued in April 2010 at 99.587% of the principal amount of $300,000 and are due May 1, 2020 (the “2020 Notes” or collectively with the 2023 Notes and the 2022 Notes, “the Notes”). The 2020 Notes bear interest at a rate of 5.75% per year payable semi-annually in arrears on May 1 and November 1 of each year. Advance served as the issuer of the Notes with certain of Advance’s domestic subsidiaries currently serving as subsidiary guarantors. The terms of the Notes are governed by an indenture (as amended, supplemented, waived or otherwise modified, the “Indenture”) among the Company, the subsidiary guarantors from time to time party thereto and Wells Fargo Bank, National Association, as Trustee.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 28, 2013, December 29, 2012 and December 31, 2011
(in thousands, except per share data)

The Company may redeem some or all of the Notes at any time or from time to time, at the redemption price described in the Indenture. In addition, in the event of a Change of Control Triggering Event (as defined in each of the Indentures for the Notes), the Company will be required to offer to repurchase the Notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest to the repurchase date. The Notes are currently fully and unconditionally guaranteed, jointly and severally, on an unsubordinated and unsecured basis by each of the subsidiary guarantors. The Company will be permitted to release guarantees without the consent of holders of the Notes under the circumstances described in the Indenture: (i) upon the release of the guarantee of the Company’s other debt that resulted in the affected subsidiary becoming a guarantor of this debt; (ii) upon the sale or other disposition of all or substantially all of the stock or assets of the subsidiary guarantor; or (iii) upon the Company’s exercise of its legal or covenant defeasance option.

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

Debt Guarantees

Certain 100% wholly-owned domestic subsidiaries of Stores, including its Material Subsidiaries (as defined in the 2013 Credit Agreement) serve as guarantors of the Notes and 2013 Credit Agreement with Advance also serving as a guarantor of the 2013 Credit Agreement. The subsidiary guarantees related to the Company’s Notes and 2013 Credit Agreement are full and unconditional and joint and several, and there are no restrictions on the ability of Advance to obtain funds from its subsidiaries. Also, Advance has no independent assets or operations, and the subsidiaries not guaranteeing the Notes and 2013 Credit Agreement are minor as defined by SEC regulations.

Future Payments

As of December 28, 2013, the aggregate future annual maturities of long-term debt instruments are as follows:

Fiscal Year	Amount
2014	$916
2015	1,049
2016	—
2017	—
2018	—
Thereafter	1,051,619
$1,053,584

8.	Derivative Instruments and Hedging Activities:

From September 2011 through January 2012, the Company executed a series of forward treasury rate locks in anticipation of the issuance of the 2022 Notes. The treasury rate locks, which were derivative instruments, were designated as cash flow hedges to offset the Company’s exposure to increases in the underlying U.S. Treasury benchmark rate. This rate was used to establish the fixed interest rate for 2022 Notes which was comprised of the underlying U.S. Treasury benchmark rate, plus a credit spread premium. Upon issuance of the 2022 Notes, the cumulative change in fair market value of the treasury rate locks

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 28, 2013, December 29, 2012 and December 31, 2011
(in thousands, except per share data)

was not significant due to the narrow margin between the lock rate and the underlying treasury rate. The Company did not maintain any derivative financial instruments during the current fiscal year.

The table below presents the effect of the Company’s derivative financial instruments on the statement of operations for the Fiscal 2013, 2012 and 2011, respectively:

Interest rate swaps	Amount of Gain or (Loss) Recognized in OCI on Derivative, net of tax (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income, net of tax (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative, net of tax (Ineffective Portion and Amount Excluded from Effectiveness Testing)
2013	$—	Interest expense	$—	Other (expense) income, net	$—
2012	$254	Interest expense	$108	Other (expense) income, net	$66
2011	$(254)	Interest expense	$(4,807)	Other (expense) income, net	$(132)

9.	Fair Value Measurements:

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

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 28, 2013, December 29, 2012 and December 31, 2011
(in thousands, except per share data)

The following table sets forth the Company’s financial liabilities that were measured at fair value on a recurring basis as of December 28, 2013 and December 29, 2012:

		Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
As of December 28, 2013

Contingent consideration related to business acquisitions	$9,475	$—	$—	$9,475

As of December 29, 2012

Contingent consideration related to business acquisitions	$16,999	$—	$—	$16,999

In Fiscal 2011, the Company recorded contingent consideration related to its acquisition of two small technology companies. The fair value of the contingent consideration, which is recorded in Accrued expenses and Other long-term liabilities, is based on various estimates including the Company’s estimate of the probability of achieving the targets and the time value of money. During Fiscal 2013, contingent consideration decreased due to the payment of $4,726 associated with the achievement of a performance condition and a $3,529 net reduction in fair value of the remaining balance due to an increase in likelihood of nonperformance in the future, partially offset by amortization of the net present value discount.

The carrying amount of the Company’s cash and cash equivalents, accounts receivable, bank overdrafts, accounts payable, accrued expenses and current portion of long term debt approximate their fair values due to the relatively short term nature of these instruments. The fair value of the Company’s senior unsecured notes was determined using Level 2 inputs based on quoted market prices and the Company believes that the carrying value of its other long-term debt and certain long-term liabilities approximate fair value.

The carrying value and fair value of the Company’s long-term debt as of December 28, 2013 and December 29, 2012, respectively, are as follows:

	December 28, 2013	December 29, 2012
Carrying Value	$1,052,668	$604,461
Fair Value	$1,086,000	$655,000

Non-Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). At December 28, 2013, the Company had no significant non-financial assets or liabilities that had been adjusted to fair value subsequent to initial recognition.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 28, 2013, December 29, 2012 and December 31, 2011
(in thousands, except per share data)

10.	Property and Equipment:

Property and equipment consists of the following:

	Original Useful Lives	December 28, 2013	December 29, 2012
Land and land improvements	0 - 10 years	$418,207	$403,401
Buildings	30 - 40 years	445,820	432,274
Building and leasehold improvements	3 - 30 years	336,685	309,194
Furniture, fixtures and equipment	3 - 20 years	1,244,456	1,152,778
Vehicles	2 - 5 years	18,291	19,490
Construction in progress		75,985	76,769
		2,539,444	2,393,906
Less - Accumulated depreciation		(1,255,474)	(1,102,147)
Property and equipment, net		$1,283,970	$1,291,759

Depreciation expense was $199,821, $185,909 and $174,219 for Fiscal 2013, 2012 and 2011, respectively. The Company capitalized approximately $11,534, $10,026 and $6,258 incurred for the development of internal use computer software during Fiscal 2013, 2012 and 2011, respectively. These costs are included in the furniture, fixtures and equipment category above and are depreciated on the straight-line method over three to five years.

11.	Accrued Expenses:

Accrued expenses consist of the following:

	December 28, 2013	December 29, 2012
Payroll and related benefits	$101,576	$79,756
Warranty reserves	39,512	38,425
Capital expenditures	20,714	26,142
Self-insurance reserves	45,504	45,324
Taxes payable	82,179	73,158
Other	139,140	116,834
Total accrued expenses	$428,625	$379,639

The following table presents changes in the Company’s warranty reserves:

	December 28, 2013	December 29, 2012	December 31, 2011
Warranty reserves, beginning of period	$38,425	$38,847	$36,352
Additions to warranty reserves	42,380	40,766	43,013
Reserves utilized	(41,293)	(41,188)	(40,518)
Warranty reserves, end of period	$39,512	$38,425	$38,847

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 28, 2013, December 29, 2012 and December 31, 2011
(in thousands, except per share data)

12.	Other Current and Long-term Liabilities:

Other current liabilities consist of the following:

	December 28, 2013	December 29, 2012
Deferred income taxes	$135,754	$134,279
Other	18,876	15,279
Total current liabilities	$154,630	$149,558

Other long-term liabilities consist of the following:

	December 28, 2013	December 29, 2012
Deferred income taxes	$91,957	$100,235
Self-insurance reserves	52,971	49,224
Other	86,188	89,562
Total long-term liabilities	$231,116	$239,021

13.	Stock Repurchase Program:

The Company’s stock repurchase program allows it to repurchase its common stock on the open market or in privately negotiated transactions from time to time in accordance with the requirements of the SEC. The Company’s $500,000 stock repurchase program in place as of December 28, 2013 was authorized by its Board of Directors on May 14, 2012.

During Fiscal 2013, the Company repurchased 998 shares of its common stock at an aggregate cost of $77,293, or an average price of $77.47 per share under its stock repurchase program. The Company had $415,092 remaining under its stock repurchase program as of December 28, 2013. The Company repurchased 38 shares of its common stock at an aggregate cost of $3,502, or an average price of $91.78 per share, in connection with the net settlement of shares issued as a result of the vesting of restricted stock.

During Fiscal 2012, the Company repurchased 257 shares of its common stock at an aggregate cost of $19,589, or an average price of $76.18 per share. Additionally, the Company repurchased 91 shares of its common stock at an aggregate cost of $7,506, or an average price of $82.42 per share, in connection with the net settlement of shares issued as a result of the vesting of restricted stock. The Company also retired 33,738 shares of treasury stock during Fiscal 2012.

14.	Earnings per Share:

Certain of the Company’s shares granted to Team Members in the form of restricted stock are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per share. For Fiscal 2013, 2012 and 2011, earnings of $895, $870 and $1,055, respectively, were allocated to the participating securities.

Diluted earnings per share are calculated by including the effect of dilutive securities. Share-based awards to purchase approximately 75, 221 and 56 shares of common stock that had an exercise price in excess of the average market price of the common stock during Fiscal 2013, 2012 and 2011, respectively, were not included in the calculation of diluted earnings per share because they are anti-dilutive.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 28, 2013, December 29, 2012 and December 31, 2011
(in thousands, except per share data)

The following table illustrates the computation of basic and diluted earnings per share for Fiscal 2013, 2012 and 2011, respectively:

	December 28, 2013	December 29, 2012	December 31, 2011
Numerator
Net income applicable to common shares	$391,758	$387,670	$394,682
Participating securities’ share in earnings	(895)	(870)	(1,055)
Net income applicable to common shares	$390,863	$386,800	$393,627
Denominator
Basic weighted average common shares	72,930	73,091	75,620
Dilutive impact of share-based awards	484	971	1,451
Diluted weighted average common shares	73,414	74,062	77,071

Basic earnings per common share
Net income applicable to common stockholders	$5.36	$5.29	$5.21
Diluted earnings per common share
Net income applicable to common stockholders	$5.32	$5.22	$5.11

15.	Income Taxes:

Provision for Income Taxes

Provision for income taxes for Fiscal 2013, 2012 and 2011 consists of the following:

	Current	Deferred	Total
2013
Federal	$202,784	$(1,898)	$200,886
State	25,287	(339)	24,948
Foreign	8,806	—	8,806
	$236,877	$(2,237)	$234,640
2012
Federal	$185,564	$21,940	$207,504
State	20,116	4,953	25,069
Foreign	3,831	—	3,831
	$209,511	$26,893	$236,404
2011
Federal	$162,020	$47,436	$209,456
State	22,626	5,601	28,227
Foreign	871	—	871
	$185,517	$53,037	$238,554

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 28, 2013, December 29, 2012 and December 31, 2011
(in thousands, except per share data)

The provision for income taxes differed from the amount computed by applying the federal statutory income tax rate due to:

	December 28, 2013	December 29, 2012	December 31, 2011
Income before provision for income taxes at statutory U.S. federal income tax rate (35%)	$219,239	$218,426	$221,632
State income taxes, net of federal income tax benefit	16,216	16,295	18,348
Other, net	(815)	1,683	(1,426)
	$234,640	$236,404	$238,554

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

	December 28, 2013	December 29, 2012
Deferred income tax assets	$101,979	$103,339
Valuation allowance	(1,557)	(1,557)
Deferred income tax liabilities	(321,778)	(330,139)
Net deferred income tax liabilities	$(221,356)	$(228,357)

As of December 28, 2013 and December 29, 2012, the Company had deferred income tax assets of $2,207 and $3,213 from federal net operating losses, or NOLs, of $6,307 and $9,181, and deferred income tax assets of $2,130 and $1,841 from state NOLs of $40,440 and $35,681, respectively. These NOLs may be used to reduce future taxable income and expire periodically through Fiscal 2033. Due to uncertainties related to the realization of certain deferred tax assets for NOLs in certain jurisdictions, the Company recorded a valuation allowance of $1,557 as of both December 28, 2013 and December 29, 2012. The amount of deferred income tax assets realizable, however, could change in the future if projections of future taxable income change. As of December 28, 2013 and December 29, 2012, the Company had cumulative net deferred income tax liabilities of $221,356 and $228,357, respectively.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 28, 2013, December 29, 2012 and December 31, 2011
(in thousands, except per share data)

Temporary differences which give rise to significant deferred income tax assets (liabilities) are as follows:

	December 28, 2013	December 29, 2012
Current deferred income tax assets (liabilities):
Inventory valuation differences	$(178,201)	$(176,869)
Accrued medical and workers compensation	9,370	10,523
Accrued expenses not currently deductible for tax	28,501	31,061
Other, net	5,612	1,437
Total current deferred income tax assets (liabilities)	$(134,718)	$(133,848)

Long-term deferred income tax assets (liabilities):
Property and equipment	$(143,577)	$(153,270)
Share-based compensation	10,733	12,624
Accrued medical and workers compensation	20,532	19,570
Net operating loss carryforwards	3,426	4,048
Straight-line rent	20,784	17,799
Other, net	1,464	4,720
Total long-term deferred income tax assets (liabilities)	$(86,638)	$(94,509)

These amounts are recorded in Other current liabilities and Other long-term liabilities in the accompanying consolidated balance sheets, as appropriate.

Unrecognized Tax Benefits

The following table lists each category and summarizes the activity of the Company’s gross unrecognized tax benefits for the fiscal years ended December 28, 2013, December 29, 2012 and December 31, 2011:

	December 28, 2013	December 29, 2012	December 31, 2011
Unrecognized tax benefits, beginning of period	$16,708	$24,711	$12,953
Increases related to prior period tax positions	—	702	10,555
Decreases related to prior period tax positions	(1,313)	(9,629)	(660)
Increases related to current period tax positions	3,678	3,985	2,861
Settlements	—	(1,111)	(319)
Expiration of statute of limitations	(615)	(1,950)	(679)
Unrecognized tax benefits, end of period	$18,458	$16,708	$24,711

As of December 28, 2013 and December 29, 2012, the entire amount of unrecognized tax benefits, if recognized, would reduce the Company’s annual effective tax rate. As of December 31, 2011, the Company had $14,551 of unrecognized tax benefits which, if recognized, would reduce the Company’s annual effective tax rate.

The Company provides for potential interest and penalties associated with uncertain tax positions as a part of income tax expense. During Fiscal 2013, the Company recorded potential interest and penalties of $818. During Fiscal 2012, the Company recognized a benefit from interest and penalties related to uncertain tax positions of $754. During Fiscal 2011 the Company recorded potential interest and penalties related to uncertain tax positions of $1,628. As of December 28, 2013, the Company had recorded a liability for potential interest and penalties of $5,767 and $316, respectively. As of December 29, 2012, the Company had recorded a liability for potential interest and penalties of $4,964 and $301, respectively. The Company has not

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 28, 2013, December 29, 2012 and December 31, 2011
(in thousands, except per share data)

provided for any penalties associated with tax contingencies unless considered probable of assessment. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

During the next 12 months, it is possible the Company could conclude on approximately $6,000 to $7,000 of the contingencies associated with unrecognized tax uncertainties due mainly to the conclusion of audits and the expiration of statutes of limitations. The majority of these resolutions would be achieved through the completion of current income tax examinations.

The Company files U.S. and state income tax returns in jurisdictions with varying statutes of limitations. Fiscal 2010 and subsequent years generally remain subject to examination by federal and state tax authorities.

16.	Lease Commitments:

As of December 28, 2013, future minimum lease payments due under non-cancelable operating leases with lease terms ranging from 1 year to 30 years through the year 2043 for all open stores are as follows:

Fiscal Year	Amount
2014	$353,508
2015	316,637
2016	299,810
2017	283,333
2018	263,162
Thereafter	925,475
$2,441,925

The Company anticipates its future minimum lease payments will be partially off-set by future minimum sub-lease income. As of December 28, 2013 and December 29, 2012, future minimum sub-lease income to be received under non-cancelable operating leases is $29,950 and $25,561, respectively.

Net Rent Expense

Net rent expense for Fiscal 2013, 2012 and 2011 was as follows:

	December 28, 2013	December 29, 2012	December 31, 2011
Minimum facility rentals	$328,581	$300,552	$289,306
Contingency facility rentals	578	907	1,162
Equipment rentals	5,333	5,027	5,403
Vehicle rentals	29,100	18,401	20,565
	363,592	324,887	316,436
Less: Sub-lease income	(5,983)	(4,600)	(3,967)
	$357,609	$320,287	$312,469

17.	Contingencies:

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

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 28, 2013, December 29, 2012 and December 31, 2011
(in thousands, except per share data)

The Company’s Western Auto subsidiary, together with other defendants including automobile manufacturers, automotive parts manufacturers and other retailers, has been named as a defendant in lawsuits alleging injury as a result of exposure to asbestos-containing products. The Company and some of its other subsidiaries also have been named as defendants in many of these lawsuits. The plaintiffs have alleged that these products were manufactured, distributed and/or sold by the various defendants. The products in the lawsuits naming us or our subsidiaries as defendants have primarily included brake parts. Many of the cases pending against the Company or its subsidiaries are in the early stages of litigation. The damages claimed against the defendants in some of these proceedings are substantial. Additionally, some of the automotive parts manufacturers named as defendants in these lawsuits have declared bankruptcy, which will limit plaintiffs’ ability to recover monetary damages from those defendants. Although the Company diligently defends against these claims, the Company may enter into discussions regarding settlement of these and other lawsuits, and may enter into settlement agreements, if it believes settlement is in the best interests of the Company’s shareholders. The Company believes that many of these claims are at least partially covered by insurance. Based on discovery to date, the Company does not believe the cases currently pending will have a material adverse effect on the Company’s operating results, financial position or liquidity. However, if the Company were to incur an adverse verdict in one or more of these claims and was ordered to pay damages that were not covered by insurance, these claims could have a material adverse effect on its operating results, financial position and liquidity. Historically, our asbestos claims have been inconsistent in type and number and have been immaterial. As a result, we are unable to estimate a possible range of loss with respect to unasserted asbestos claims that may be filed against the Company in the future. If the number of claims filed against the Company or any of its subsidiaries alleging injury as a result of exposure to asbestos-containing products increases substantially, the costs associated with concluding these claims, including damages resulting from any adverse verdicts, could have a material adverse effect on its operating results, financial position or liquidity in future periods.

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

401(k) Plan

The Company maintains a defined contribution benefit plan, which covers substantially all Team Members after one year of service and who have attained the age of 21. The plan allows for Team Member salary deferrals, which are matched at the Company’s discretion. Company contributions were $10,850, $10,255 and $10,148 in Fiscal 2013, 2012 and 2011, respectively.

Deferred Compensation

The Company maintains a non-qualified deferred compensation plan for certain Team Members. This plan provides for a minimum and maximum deferral percentage of the Team Member’s base salary and bonus, as determined by the Retirement Plan Committee. The Company establishes and maintains a deferred compensation liability for this plan. As of December 28, 2013 and December 29, 2012, these liabilities were $14,835 and $12,927, respectively.

Postretirement Plan

The Company provides certain health and life insurance benefits for eligible retired Team Members through a postretirement plan. Plan participants include only those Team Members who were either already retired or eligible for retirement as of January 1, 2005. In Fiscal 2013, the Company amended the plan to allow participants to opt out of the plan due to health care reform. Plan benefits are subject to deductibles, co-payment provisions and other limitations. The plan has no assets and is funded on a cash basis as benefits are paid. The accrued postretirement benefit obligation, included in Accrued

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 28, 2013, December 29, 2012 and December 31, 2011
(in thousands, except per share data)

expenses and Other long-term liabilities in the accompanying consolidated balance sheets, was $2,305 and $5,223 as of December 28, 2013 and December 29, 2012, respectively.

19.	Share-Based Compensation:

Overview

The Company grants share-based compensation awards to its Team Members and members of its Board of Directors as provided for under the Company’s 2004 Long-Term Incentive Plan, or LTIP. In Fiscal 2012, the Company switched from granting restricted stock to granting restricted stock units (“RSUs”). The Company currently grants share-based compensation in the form of stock appreciation rights (“SARs”), RSUs and deferred stock units (“DSUs”). The Company also has outstanding restricted stock granted prior to the transition to RSUs and outstanding stock options granted prior to the end of Fiscal 2007.

General Terms of Awards

The Company’s grants of SARs, RSUs and historically, restricted stock awards, generally included both a time-based service portion and a performance-based portion, which collectively represent the target award. In Fiscal 2013, corresponding with its annual December grant, the Company simplified its award structure in the form of time-based RSUs and performance-based SARs, as described below.

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

Performance-Based Awards

Each performance award may vest following a three-year period subject to the Company’s achievement of certain financial goals. The performance RSUs and restricted stock awards do not have dividend equivalent rights and do not have voting rights until earned and issued following the end of the applicable performance period. Depending on the Company’s results during the three-year performance period, the actual number of shares vesting at the end of the period may range from 75% to 200% of the target award (50% to 200% for certain officers). Beginning with the December 2013 grant, the target award for purposes of calculating performance vesting consists solely of the performance award granted rather than the entire time-based and performance-based portions granted.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 28, 2013, December 29, 2012 and December 31, 2011
(in thousands, except per share data)

Share-Based Compensation Expense & Cash Flows

The expense the Company has incurred annually related to the issuance of share-based compensation is included in SG&A. The Company receives cash when Team Members purchase stock under the employee stock purchase plan (“ESPP”), as well as upon the exercise of stock options that were granted prior to Fiscal 2007. Total share-based compensation expense and cash received included in the Company’s consolidated statements of operations and consolidated statement of cash flows, respectively, are reflected in the table below, including the related income tax benefits, for fiscal years ended December 28, 2013, December 29, 2012 and December 31, 2011 as follows:

	December 28, 2013	December 29, 2012	December 31, 2011
Share-based compensation expense	$13,191	$15,236	$19,553
Deferred income tax benefit	4,991	5,774	7,411

Proceeds from the issuance of common stock, primarily exercise of stock options	3,611	8,495	21,056
Tax withholdings related to the exercise of stock appreciation rights	(21,856)	(26,677)	(6,582)
Excess tax benefit from share-based compensation	16,320	23,099	9,663

As of December 28, 2013, there was $33,691 of unrecognized compensation expense related to all share-based awards that is expected to be recognized over a weighted average period of 1.6 years.

The fair value of each SAR was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Black-Scholes Option Valuation Assumptions (1)	December 28, 2013	December 29, 2012	December 31, 2011

Risk-free interest rate (2)	1.1%	0.5%	0.7%
Expected dividend yield	0.3%	0.3%	0.4%
Expected stock price volatility (3)	26.9%	33.2%	36.3%
Expected life of awards (in months) (4)	49	49	50

(1)	Forfeitures are based on historical experience.

(2)	The risk-free interest rate is based on the U.S. Treasury constant maturity interest rate having term consistent with the expected life of the award.

(3)	Expected volatility is determined using a blend of historical and implied volatility.

(4)	The expected life of the Company's awards represents the estimated period of time until exercise and is based on historical experience of previously granted awards.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 28, 2013, December 29, 2012 and December 31, 2011
(in thousands, except per share data)

Time-Based Share Awards

Stock Appreciation Rights and Stock Options

The following table summarizes the time-vested stock option and time-vested SARs activity for the fiscal year ended December 28, 2013:

	Number of Awards	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding at December 29, 2012	2,155	$51.55
Granted	33	82.98
Exercised	(929)	38.60
Forfeited	(124)	70.21
Outstanding at December 28, 2013	1,135	$60.99	4.15	$55,549

Vested and expected to vest	1,121	$60.82	4.13	$55,033

Outstanding and exercisable	821	$56.50	3.57	$43,869

The weighted average fair value of SARs granted during Fiscal 2013, 2012 and 2011 was $18.55, $19.25 and $19.81 per share, respectively. The aggregate intrinsic value reflected in the table above and the following page is based on the Company’s closing stock price of $109.92 as of the last trading day of Fiscal 2013. The aggregate intrinsic value of stock options and SARs (the amount by which the market price of the stock on the date of exercise exceeded the exercise price) exercised during Fiscal 2013, 2012 and 2011 was $38,914, $44,471 and $33,779, respectively.

Restricted Stock Units and Restricted Stock

The following table summarizes the RSU and restricted stock activity for the fiscal year ended December 28, 2013:

	Number of Awards	Weighted-Average Grant Date Fair Value

Nonvested at December 29, 2012	175	$71.43
Granted	133	102.19
Vested	(72)	69.89
Forfeited	(26)	71.95
Nonvested at December 28, 2013	210	$91.44

The fair value of each RSU and restricted stock award is determined based on the market price of the Company’s common stock on the date of grant. The weighted average fair value of RSUs and restricted shares granted during Fiscal 2013, 2012 and 2011 was $102.19, $75.26 and $67.79 per share, respectively. The total grant date fair value of RSUs and restricted shares vested during Fiscal 2013, 2012 and 2011 was $5,035, $4,734 and $10,548, respectively.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 28, 2013, December 29, 2012 and December 31, 2011
(in thousands, except per share data)

Performance-Based Awards

Performance-based awards granted in the following tables represent the performance portion of awards granted during Fiscal 2013 at the target level, as achievement of the target level was deemed probable as of the grant date. Change in units based on performance represents the change in number of awards previously granted that the Company believes will ultimately vest based on its probability assessment at December 28, 2013.

Compensation expense for performance-based awards of $1,141, $3,267, and $6,714 in Fiscal 2013, 2012 and 2011, respectively, was determined based on management’s estimate of the probable vesting outcome.

Performance-Based SARs

The following table summarizes the performance-based SARs activity for the fiscal year ended December 28, 2013:

	Number of Awards	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding at December 29, 2012	758	$49.93
Granted	231	106.00
Change in units based on performance	(137)	59.48
Exercised	(296)	32.41
Forfeited	(36)	71.67
Outstanding at December 28, 2013	520	$78.21	5.46	$16,491

Vested and expected to vest	461	$75.44	4.86	$15,883

Outstanding and exercisable	131	$36.13	2.80	$9,661

The weighted average fair value of performance-based SARs granted during Fiscal 2013, 2012 and 2011 was $23.72, $19.23 and $19.86 per share, respectively. The aggregate intrinsic value of performance-based SARs exercised during Fiscal 2013 and 2012 was $14,257 and $34,020, respectively. There were no awards exercised prior to Fiscal 2012. As of December 28, 2013, the maximum potential payout under the Company’s currently outstanding performance-based SAR awards was 2,696 units.

Performance-Based Restricted Stock Units and Restricted Stock

The following table summarizes the performance-based RSUs and restricted stock activity for the fiscal year ended December 28, 2013:

	Number of Awards	Weighted-Average Grant Date Fair Value

Nonvested at December 29, 2012	102	$63.08
Granted	172	77.47
Change in units based on performance	(31)	71.23
Vested	(31)	42.50
Forfeited	(30)	74.70
Nonvested at December 28, 2013	182	$75.36

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 28, 2013, December 29, 2012 and December 31, 2011
(in thousands, except per share data)

The fair value of each performance-based RSU and share of restricted stock is determined based on the market price of the Company’s common stock on the date of grant. The weighted average fair value of performance-based RSUs or share of restricted stock granted during Fiscal 2013, 2012 and 2011 was $77.47, $75.20 and $67.16 per share, respectively. The total grant date fair value of performance-based restricted stock vested during Fiscal 2013 and 2012 was $1,290 and $4,858. No awards vested prior to Fiscal 2012. As of December 28, 2013, the maximum potential payout under the Company’s currently outstanding performance-based RSUs was 579 shares.

Subsequent Grant of Awards

Subsequent to December 28, 2013, the Company granted share-based compensation awards to GPI team members in connection with the Company’s acquisition of GPI. Refer to Note 23, Subsequent Event, for further details of the grant.

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

The Company granted 10 DSUs in Fiscal 2013. The weighted average fair value of DSUs granted during Fiscal 2013, 2012 and 2011 was $83.63, $69.82, and $62.99, respectively. The DSUs are awarded at a price equal to the market price of the Company’s underlying stock on the date of the grant. For Fiscal 2013, 2012 and 2011, respectively, the Company recognized a total of $840, $960, and $1,008 on a pre-tax basis, in compensation expense for these DSU grants.

LTIP Availability

At December 28, 2013, there were 7,408 shares of common stock currently available for future issuance under the 2004 Plan based on management’s current estimate of the probable vesting outcome for performance-based awards. The Company issues new shares of common stock upon exercise of stock options and SARs. Availability is determined net of forfeitures and is reduced by an additional 0.7 availability factor for restricted stock and DSUs in accordance with the LTIP. Availability also includes shares which became available for reissuance in connection with the exercise of SARs.

Employee Stock Purchase Plan

The Company also offers an ESPP. Eligible Team Members may purchase the Company’s common stock at a discount to its fair market value on the date of purchase. During Fiscal 2012, the Company increased this discount from 5% to 10%. There are annual limitations on Team Member elections of either $25 per Team Member or 10% of compensation, whichever is less. Under the plan, Team Members acquired 23, 34 and 38 shares in Fiscal 2013, 2012 and 2011, respectively. As of December 28, 2013, there were 1,138 shares available to be issued under the plan.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 28, 2013, December 29, 2012 and December 31, 2011
(in thousands, except per share data)

20.	Accumulated Other Comprehensive Income (Loss):

Comprehensive income is computed as net earnings plus certain other items that are recorded directly to stockholders’ equity during the accounting period. In addition to net earnings, comprehensive income also includes changes in unrealized gains or losses on hedge arrangements and postretirement plan benefits, net of tax. Accumulated other comprehensive income (loss), net of tax, for Fiscal 2013, 2012 and 2011 consisted of the following:

	Unrealized Gain (Loss) on Hedging Arrangements	Unrealized Gain (Loss) on Postretirement Plan	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2011	$(4,807)	$3,210	$(1,597)
Fiscal 2011 activity	4,553	(152)	4,401
Balance, December 31, 2011	$(254)	$3,058	$2,804
Fiscal 2012 activity	254	(391)	(137)
Balance, December 29, 2012	$—	$2,667	$2,667
Fiscal 2013 activity	—	1,016	1,016
Balance, December 28, 2013	$—	$3,683	$3,683

21.	Segment and Related Information:

The Company has the following two reportable segments: AAP and AI. The AAP segment is comprised of 3,832 stores, as of December 28, 2013, which operate in the United States, Puerto Rico and the Virgin Islands under the trade names “Advance Auto Parts” and “Advance Discount Auto Parts.” These stores offer a broad selection of brand name and proprietary automotive replacement parts, accessories and maintenance items for domestic and imported cars and light trucks. The Company aggregates the financial results of AAP’s geographic areas, which are individually considered operating segments, due to the economic similarities of those areas.

Included in the Company’s geographic areas are sales generated from its e-commerce platforms. The Company’s e-commerce platforms primarily consist of its online website and Commercial ordering platform as part of its integrated operating approach of serving its DIY and Commercial customers. The Company’s online website allows its DIY customers to pick up merchandise at a conveniently located store location or have their purchases shipped directly to them. The majority of the Company’s online sales are picked up at store locations. Through the Company’s online ordering platform, Commercial customers can conveniently place orders with a designated store location for delivery to their place of business.

The AI segment consists solely of the operations of Autopart International, and operates stores under the “Autopart International” trade name. AI mainly serves the Commercial market from its 217 stores, as of December 28, 2013, primarily located in the Northeastern, Mid-Atlantic and Southeastern regions of the United States.

The Company evaluates each of its segment’s financial performance based on net sales and operating profit for purposes of allocating resources and assessing performance. The accounting policies of the reportable segments are generally the same as those used by the Company.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 28, 2013, December 29, 2012 and December 31, 2011
(in thousands, except per share data)

The following table summarizes financial information for each of the Company’s business segments for the years ended December 28, 2013, December 29, 2012 and December 31, 2011, respectively.

	2013	2012	2011
Net sales
AAP	$6,171,343	$5,914,946	$5,884,903
AI	337,216	306,138	301,077
Eliminations (1)	(14,745)	(16,081)	(15,518)
Total net sales	$6,493,814	$6,205,003	$6,170,462

Percentage of Sales, by Product Group in AAP Segment (2)
Parts and Batteries	65%	64%	63%
Accessories	15%	14%	14%
Chemicals	10%	11%	11%
Oil	10%	10%	10%
Other	—%	1%	2%
Total	100%	100%	100%

Income before provision for income taxes
AAP	$613,875	$615,284	$621,700
AI	12,523	8,790	11,536
Total income before provision for income taxes	$626,398	$624,074	$633,236

Provision for income taxes
AAP	$229,813	$232,778	$233,753
AI	4,827	3,626	4,801
Total provision for income taxes	$234,640	$236,404	$238,554

Segment assets
AAP	$5,289,357	$4,352,686	$3,413,145
AI	275,417	261,128	242,609
Total segment assets	$5,564,774	$4,613,814	$3,655,754

Depreciation and amortization
AAP	$201,445	$183,183	$169,541
AI	6,350	6,361	6,408
Total depreciation and amortization	$207,795	$189,544	$175,949

Capital expenditures
AAP	$191,383	$265,179	$264,108
AI	4,374	6,003	4,021
Total capital expenditures	$195,757	$271,182	$268,129

(1)
For Fiscal 2013, eliminations represented net sales of $10,154 from AAP to AI and $4,591 from AI to AAP. For Fiscal 2012, eliminations represented net sales of $10,192 from AAP to AI and $5,889 from AI to AAP. For Fiscal 2011, eliminations represented net sales of $8,522 from AAP to AI and $6,996 from AI to AAP.

(2)	Sales by product group are not available for the AI segment.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 28, 2013, December 29, 2012 and December 31, 2011
(in thousands, except per share data)

22.	Quarterly Financial Data (unaudited):

The following table summarizes quarterly financial data for Fiscal 2013 and 2012:

2013	First	Second	Third	Fourth
	(16 weeks)	(12 weeks)	(12 weeks)	(12 weeks)
Net sales	$2,015,304	$1,549,553	$1,520,144	$1,408,813
Gross profit	1,008,206	779,223	762,940	701,777
Net income	121,790	116,871	103,830	49,267

Basic earnings per share	1.66	1.60	1.42	0.68
Diluted earnings per share	1.65	1.59	1.42	0.67

2012	First	Second	Third	Fourth
	(16 weeks)	(12 weeks)	(12 weeks)	(12 weeks)
Net sales	$1,957,292	$1,460,983	$1,457,527	$1,329,201
Gross profit	980,673	728,858	725,350	663,155
Net income	133,506	99,606	89,503	65,055

Basic earnings per share	1.83	1.36	1.22	0.89
Diluted earnings per share	1.79	1.34	1.21	0.88

Note: Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not be equal to the per share amount for the year.

23.	Subsequent Event:

On January 2, 2014, the Company acquired General Parts International, Inc. (“GPI”) in an all-cash transaction. GPI, formerly a privately held company, is a leading distributor and supplier of original equipment and aftermarket replacement products for commercial markets operating under the Carquest and Worldpac brands. As of the acquisition date, GPI operated 1,248 Carquest stores and 105 Worldpac branches located in 45 states and Canada and serviced approximately 1,400 independently-owned Carquest stores. The Company believes the acquisition of GPI will allow the Company to expand its geographic presence, Commercial capabilities and overall scale to better serve customers. The Company acquired all of GPI’s assets and liabilities as a result of the transaction.

Under the terms of the agreement, the Company acquired all of the outstanding stock of GPI for a purchase price of $2,080,537 (subject to adjustment for certain closing items) consisting of $1,307,724 in cash to GPI’s shareholders, the repayment of $694,301 of GPI debt and $78,512 in make-whole fees and transaction-related expenses. The Company funded the purchase price with cash on-hand, $700,000 from the term loan and $306,046 from the revolving credit facility. Refer to Note 7, Long-Term Debt, for a more detailed description of this debt. The Company recognized $26,970 of acquisition-related costs during Fiscal 2013, of which $24,983 and $1,987 are included in the Company’s selling, general and administrative expenses and interest expense, respectively, in the accompanying condensed consolidated statement of operations. The Company will include the financial results of GPI in its consolidated financial statements commencing January 2, 2014.

The pro forma revenue of the combined company for the year ended December 28, 2013 as if the acquisition had occurred on December 30, 2012 (the first day of the Company’s Fiscal Year 2013) is $9,456,000. The pro forma revenue is not indicative of the future operating revenue of the combined company. Additionally, due to the limited time since the date of acquisition, the remaining disclosures for this business combination are incomplete as of the date of this filing. As such, it is impracticable for the Company to include pro forma earnings and the purchase price allocation.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 28, 2013, December 29, 2012 and December 31, 2011
(in thousands, except per share data)

On February 10, 2014, the Company granted share-based compensation awards with a total grant date fair value of $6,650 to certain GPI team members. These awards consisted of time-based RSUs, performance RSUs and performance SARs. The vesting terms of these awards are consistent with the overall description of our share-based compensation awards in Note 19, Share-Based Compensation. These awards would not have impacted the Company’s basic or diluted earnings per share had they been granted prior to December 28, 2013.

ADVANCE AUTO PARTS, INC.
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
Condensed Parent Company Balance Sheets
December 28, 2013 and December 29, 2012
(in thousands, except per share data)

	December 28, 2013	December 29, 2012
Assets
Cash and cash equivalents	$9	$9
Other current assets	1,819	5,884
Other assets, net	13,345	13,542
Intercompany receivable, net	—	14,626
Intercompany note receivable	1,047,668	598,937
Investment in subsidiary	1,590,649	1,183,572
	$2,653,490	$1,816,570

Liabilities and stockholders’ equity
Accounts payable	$12	$76
Accrued expenses	5,496	2,467
Dividends payable	4,368	4,396
Long-term debt	1,047,668	598,937
Intercompany payable, net	79,741	—
Total liabilities	1,137,285	605,876
Stockholders’ equity:
Preferred stock, nonvoting, $0.0001 par value
10,000 shares authorized; no shares issued or outstanding	—	—
Common stock, voting $0.0001 par value; 200,000
shares authorized; 74,224 shares issued and 72,840 outstanding
in 2013 and 73,731 issued and 73,383 outstanding in 2012	7	7
Additional paid-in capital	531,293	520,215
Treasury stock, at cost, 1,384 and 348 shares	(107,890)	(27,095)
Accumulated other comprehensive income	3,683	2,667
Retained earnings	1,089,112	714,900
Total stockholders’ equity	1,516,205	1,210,694
	$2,653,490	$1,816,570

The accompanying notes to the condensed parent company financial information are an integral part of this schedule.

ADVANCE AUTO PARTS, INC.
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
Condensed Parent Company Statements of Operations
For the Years Ended December 28, 2013, December 29, 2012 and December 31, 2011
(in thousands, except per share data)

	Fiscal Years
	2013	2012	2011
Selling, general and administrative expenses	$13,303	$18,447	$21,603
Other income, net	13,016	19,062	23,046
(Loss) income before provision for income taxes	(287)	615	1,443
Income tax (benefit) provision	(117)	1,048	1,159
(Loss) income before equity in earnings of subsidiaries	(170)	(433)	284
Equity in earnings of subsidiaries	391,928	388,103	394,398
Net income	$391,758	$387,670	$394,682

Basic earnings per share	$5.36	$5.29	$5.21
Diluted earnings per share	$5.32	$5.22	$5.11

Average common shares outstanding	72,930	73,091	75,620
Average common shares outstanding - assuming dilution	73,414	74,062	77,071

ADVANCE AUTO PARTS, INC.
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
Condensed Parent Company Statements of Comprehensive Income
For the Years Ended December 28, 2013, December 29, 2012 and December 31, 2011
(in thousands, except per share data)

	Fiscal Years
	2013	2012	2011
Net income	$391,758	$387,670	$394,682
Other comprehensive income (loss), net of tax:
Changes in net unrecognized other postretirement benefit costs, net of $503, $252 and $98 tax	(438)	(391)	(152)
Postretirement benefit plan amendment, net of $904, $0 and $0 tax	1,454	—	—
Unrealized gain (loss) on hedge arrangements, net of $0, $163 and $163 tax	—	254	(254)
Amortization of unrecognized losses on interest rate swaps, net of $0, $0 and $3,644 tax	—	—	4,807
Total other comprehensive income (loss)	1,016	(137)	4,401
Comprehensive income	$392,774	$387,533	$399,083

The accompanying notes to the condensed parent company financial information are an integral part of this schedule.

ADVANCE AUTO PARTS, INC.
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
Condensed Parent Company Statements of Cash Flows
For the Years Ended December 28, 2013, December 29, 2012 and December 31, 2011
(in thousands)

	Fiscal Years
	2013	2012	2011
Cash flows from operating activities:
Net income	$391,758	$387,670	$394,682
Adjustments to reconcile net income to net cash
provided by (used in) operations:
Equity in earnings of subsidiary	(391,928)	(388,103)	(394,398)
Depreciation and amortization	—	2	101
Other	170	420	(388)
Net cash provided by (used in) operating activities	—	(11)	(3)
Cash flows from investing activities:	—	—	—
Cash flows from financing activities:	—	—	—
Net (decrease) increase in cash and cash equivalents	—	(11)	(3)
Cash and cash equivalents, beginning of period	9	20	23
Cash and cash equivalents, end of period	$9	$9	$20

Supplemental cash flow information:
Interest paid	$30,750	$23,925	$17,250
Income taxes paid, net	—	—	—
Noncash transactions:
Issuance of senior unsecured notes with proceeds received by Stores	$448,605	$299,904	$—
Payment of debt related costs by Stores	8,815	2,942	3,656
Repurchase of Parent's common stock by Stores	80,795	27,095	631,149
Proceeds received by Stores from stock transactions under the Parent's stock subscription plan and Stores' stock option plan	3,611	8,495	21,056
Tax withholdings paid by Stores from stock transactions under the Parent's stock subscription plan and Stores' stock option plan	(21,856)	(26,677)	(6,582)
Cash dividends paid by Stores on behalf of Parent	17,574	17,596	18,554
Retirement of common stock	—	1,644,767	—
Changes in other comprehensive income (loss)	1,016	(137)	4,401
Declared but unpaid cash dividends	4,368	4,396	4,356

The accompanying notes to the condensed parent company financial information are an integral part of this schedule.

ADVANCE AUTO PARTS, INC.
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
Notes to the Condensed Parent Company Statements
December 28, 2013, December 29, 2012 and December 31, 2011
(in thousands, except per share data)

1. Organization and Basis of Presentation

Advance Auto Parts, Inc. (“the Company”) is a holding company and the 100% shareholder of Advance Stores Company, Incorporated and its subsidiaries (“Stores”). The Company conducts substantially all of its business operations through Stores. The parent/subsidiary relationship between the Company and Stores includes certain related party transactions. These transactions consist primarily of intercompany advances and interest on intercompany advances, dividends, capital contributions and allocations of certain costs. Deferred income taxes have not been provided for financial reporting and tax basis differences on the undistributed earnings of the subsidiaries.

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

Earnings per Share

The Company uses the two-class method to calculate earnings per share. Under the two-class method, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are considered participating securities and are included in the computation of earnings per share. Certain of the Company’s shares granted to Team Members in the form of restricted stock and restricted stock units are considered participating securities.

ADVANCE AUTO PARTS, INC.
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
Notes to the Condensed Parent Company Statements
December 28, 2013, December 29, 2012 and December 31, 2011
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

New Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board, or FASB, issued ASU No. 2013-11 “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.”  Under ASU 2013-11 an entity is required to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward.  If a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets.  ASU 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.  The adoption of this guidance affects presentation only and, therefore, it is not expected to have a material impact on the Company’s consolidated financial condition, results of operations or cash flows.

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

ADVANCE AUTO PARTS, INC.
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
Notes to the Condensed Parent Company Statements
December 28, 2013, December 29, 2012 and December 31, 2011
(in thousands, except per share data)

4. Long-Term Debt

Senior Unsecured Notes

The Company issued 4.50% senior unsecured notes on December 3, 2013 at 99.69% of the principal amount of $450,000 which are due December 1, 2023 (the “2023 Notes”). The 2023 Notes bear interest at a rate of 4.50% per year payable semi-annually in arrears on June 1 and December 1 of each year, beginning June 1, 2014. The net proceeds from the offering of these notes were approximately $445,200, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. The net proceeds from the 2023 Notes were used in aggregate with borrowings under the Company’s revolver and term loan and cash on-hand to fund the Company’s acquisition of General Parts International, Inc. on January 2, 2014.

The Company previously issued 4.50% senior unsecured notes on January 2012 at 99.968% of the principal amount of $300,000 which are due January 15, 2022 (the “2022 Notes”). The 2022 Notes bear interest at a rate of 4.50% per year payable semi-annually in arrears on January 15 and July 15 of each year. The Company’s 5.75% senior unsecured notes were issued in April 2010 at 99.587% of the principal amount of $300,000 and are due May 1, 2020 (the “2020 Notes” or collectively with the 2023 Notes and the 2022 Notes, “the Notes”). The 2020 Notes bear interest at a rate of 5.75% per year payable semi-annually in arrears on May 1 and November 1 of each year. Advance served as the issuer of the Notes with certain of Advance’s domestic subsidiaries currently serving as subsidiary guarantors. The terms of the Notes are governed by an indenture (as amended, supplemented, waived, or otherwise modified, the “Indenture”) among the Company, the subsidiary guarantors from time to time party thereto and Wells Fargo Bank, National Association, as Trustee.

The Company may redeem some or all of the Notes at any time or from time to time, at the redemption price described in the Indenture. In addition, in the event of a Change of Control Triggering Event (as defined in each of the Indentures for the Notes), the Company will be required to offer to repurchase the Notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest to the repurchase date. The Notes are currently fully and unconditionally guaranteed, jointly and severally, on an unsubordinated and unsecured basis by each of the subsidiary guarantors. The Company will be permitted to release guarantees without the consent of holders of the Notes under the circumstances described in the Indenture: (i) upon the release of the guarantee of the Company’s other debt that resulted in the affected subsidiary becoming a guarantor of this debt; (ii) upon the sale or other disposition of all or substantially all of the stock or assets of the subsidiary guarantor; or (iii) upon the Company’s exercise of its legal or covenant defeasance option.

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

Bank Debt

The Company fully and unconditionally guarantees the revolving credit facility of Stores. The revolving credit agreement does not contain restrictions on the payment of dividends, loans or advances between the Company and Stores and Stores’ subsidiaries. Therefore, there are no such restrictions as of December 28, 2013 and December 29, 2012.

ADVANCE AUTO PARTS, INC.
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
Notes to the Condensed Parent Company Statements
December 28, 2013, December 29, 2012 and December 31, 2011
(in thousands, except per share data)

5. Commitments and Contingencies

The Company has indirect commitments and contingencies through Stores. For a discussion of the commitments and contingencies of the consolidated company, see Notes 16, Lease Commitments, and 17, Contingencies, of the consolidated financial statements.

ADVANCE AUTO PARTS, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Allowance for doubtful accounts receivable:	Balance at Beginning of Period	Charges to Expenses	Deductions		Other		Balance at End of Period
December 31, 2011	$4,816	$645	$(1,405)	(1)	$—		$4,056
December 29, 2012	4,056	4,127	(2,264)	(1)	—		5,919
December 28, 2013	5,919	11,955	(4,995)	(1)	416	(2)	13,295

(1)	Accounts written off during the period. These amounts did not impact the Company’s statement of operations for any year presented.

(2)	Reserves assumed in the acquisition of B.W.P. Distributors, Inc.

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

Dated: February 25, 2014

ADVANCE AUTO PARTS, INC.
By:	/s/ Michael A. Norona
Michael A. Norona
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Darren R. Jackson	Chief Executive Officer	February 25, 2014
Darren R. Jackson	and Director (Principal Executive Officer)

/s/ Michael A. Norona	Executive Vice President and Chief	February 25, 2014
Michael A. Norona	Financial Officer (Principal Financial Officer)

/s/ Jill A. Livesay	Senior Vice President, Controller and Chief	February 25, 2014
Jill A. Livesay	Accounting Officer (Principal Accounting Officer)

/s/ John C. Brouillard	Chairman and Director	February 25, 2014
John C. Brouillard

/s/ John F. Bergstrom	Director	February 25, 2014
John F. Bergstrom

/s/ Fiona P. Dias	Director	February 25, 2014
Fiona P. Dias

/s/ William S. Oglesby	Director	February 25, 2014
William S. Oglesby

/s/ Gilbert T. Ray	Director	February 25, 2014
Gilbert T. Ray

/s/ J. Paul Raines	Director	February 25, 2014
J. Paul Raines

/s/ Carlos A. Saladrigas	Director	February 25, 2014
Carlos A. Saladrigas

/s/ O. Temple Sloan, III	Director	February 25, 2014
O. Temple Sloan, III

/s/ Jimmie L. Wade	Director	February 25, 2014
Jimmie L. Wade

S-1

EXHIBITS INDEX

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith
1.1	Underwriting Agreement, dated November 25, 2013, by and among Advance Auto Parts, Inc., the Subsidiary Guarantors signatory thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated and, J.P. Morgan Securities LLC, as Representatives of the several Underwriters listed in Schedule 1 thereto.	8-K	1.1	12/2/2013
1.2	Underwriting Agreement, dated January 11, 2012, by and among Advance Auto Parts, Inc., the Subsidiary Guarantors signatory thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC, SunTrust Robinson Humphrey, Inc. and Wells Fargo Securities, LLC, as Representatives of the several Underwriters listed in Schedule 1 thereto.	8-K	1.1	1/17/2012
2.1
Agreement and Plan of Merger by and among Advance Auto Parts, Inc., Generator Purchase, Inc., General Parts International, Inc. and
Shareholder Representative Services LLC (as the Shareholder Representative), Dated as of October 15, 2013
					X
3.1	Restated Certificate of Incorporation of Advance Auto Parts, Inc. (“Advance Auto”) (as amended effective as of June 7, 2013).	10-Q	3.1	8/19/2013
3.2	Amended and Restated Bylaws of Advance Auto. (effective June 4, 2013).	8-K	3.2	6/13/2013
4.1	Indenture, dated as of April 29, 2010, among Advance Auto Parts, Inc., each of the Subsidiary Guarantors from time to time party thereto and Wells Fargo Bank, National Association, as Trustee.	8-K	4.1	4/29/2010
4.2	First Supplemental Indenture, dated as of April 29, 2010, among Advance Auto Parts, Inc., each of the Subsidiary Guarantors from time to time party thereto and Wells Fargo Bank, National Association, as Trustee.	8-K	4.2	4/29/2010
4.3	Second Supplemental Indenture dated as of May 27, 2011 to the Indenture dated as of April 29, 2010 among Advance Auto Parts, Inc. as Issuer, each of the Subsidiary Guarantors from time to time party thereto and Wells Fargo Bank, National Association, as Trustee.	8-K	10.45	6/3/2011
4.4	Third Supplemental Indenture dated as of January 17, 2012 among Advance Auto Parts, Inc., each of the Subsidiary Guarantors from time to time party thereto and Wells Fargo Bank, National Association, as Trustee.	8-K	4.4	1/17/2012
4.5	Fourth Supplemental Indenture, dated as of December 21, 2012 among Advance Auto Parts, Inc., each of the Subsidiary Guarantors from time to time party thereto and Wells Fargo Bank, National Association, as Trustee.	8-K	4.5	12/21/2012
4.6	Fifth Supplemental Indenture, dated as of April 19, 2013 among Advance Auto Parts, Inc., each of the Subsidiary Guarantors from time to time party thereto and Wells Fargo Bank, National Association, as Trustee.	8-K	4.6	4/19/2013
4.7	Sixth Supplemental Indenture, dated as of December 3, 2013, among Advance Auto Parts, Inc., each of the Subsidiary Guarantors from time to time party thereto and Wells Fargo Bank, National Association, as Trustee.	8-K	4.7	12/9/2013
4.8	Form of 5.750% Note due 2020.	8-K	4.3	4/29/2010
4.9	Form of 4.500% Note due 2022.	8-K	4.5	1/17/2012
4.1	Form of 4.500% Note due 2023	8-K	4.8	12/9/2013
10.1	Form of Indemnity Agreement between each of the directors of Advance Auto and Advance Auto, as successor in interest to Advance Holding.	8-K	10.19	5/20/2004
10.2	Advance Auto Parts, Inc. 2004 Long-Term Incentive Plan (as amended April 17, 2008).	10-Q	10.19	5/29/2008

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith
10.3	Advance Auto Parts, Inc. Deferred Stock Unit Plan for Non-Employee Directors and Selected Executives (as amended January 1, 2008), including First Amendment to the Advance Auto Parts, Inc. Deferred Stock Unit Plan for Non-Employee Directors and Selected Executives (as amended and restated effective as of January 1, 2009) and Second Amendment to the Advance Auto Parts, Inc. Deferred Stock Unit Plan for Non-Employee Directors and Selected Executives (as amended and restated effective as of January 1, 2010).	10-K	10.17	3/1/2011
10.4	Form of Advance Auto Parts, Inc. 2004 Long-Term Incentive Plan Stock Option Agreement.	10-Q	10.38	8/16/2004
10.5	Amended and Restated Advance Auto Parts, Inc. Employee Stock Purchase Plan.	DEF 14A	Appendix C	4/16/2012
10.6	Advance Auto Parts, Inc. Deferred Compensation Plan (as amended January 1, 2008), including First Amendment to the Advance Auto Parts, Inc. Deferred Compensation Plan (as amended and restated effective as of January 1, 2009) and Second Amendment to the Advance Auto Parts, Inc. Deferred Compensation Plan (as amended and restated effective as of January 1, 2010).	10-K	10.19	3/1/2011
10.7	Form of Advance Auto Parts, Inc. 2007 Restricted Stock Award.	8-K	10.39	2/26/2007
10.8	Form of Advance Auto Parts, Inc. 2007 Stock Appreciation Right Award.	8-K	10.40	2/26/2007
10.9	Employment Agreement effective January 7, 2008 between Advance Auto Parts, Inc., and Darren R. Jackson.	8-K	10.25	1/1/2008
10.10	Advance Auto Parts, Inc. Executive Incentive Plan.	DEF 14A	Appendix B	4/11/2007
10.11	First Amendment to Employment Agreement effective June 4, 2008 between Advance Auto Parts, Inc. and Darren R. Jackson.	8-K	10.32	6/4/2008
10.12	Form of Employment Agreement effective June 4, 2008 between Advance Auto Parts, Inc., and Kevin P. Freeland and Michael A. Norona.	8-K	10.33	6/4/2008
10.13	Attachment C to Employment effective June 4, 2008 between Advance Auto Parts, Inc., and Kevin P. Freeland.	8-K	10.34	6/4/2008
10.14	Attachment C to Employment Agreement effective June 4, 2008 between Advance Auto Parts, Inc., and Michael A. Norona.	8-K	10.35	6/4/2008
10.15	Form of Senior Vice President Loyalty Agreements.	10-Q	10.37	11/12/2008
10.16	Form of Advance Auto Parts, Inc. Stock Appreciation Rights Award Agreement dated November 17, 2008.	8-K	10.38	11/21/2008
10.17	Form of Advance Auto Parts, Inc. Restricted Stock Award Agreement dated November 17, 2008.	8-K	10.39	11/21/2008
10.18	Second Amendment to Employment Agreement effective January 1, 2010 between Advance Auto Parts, Inc. and Darren R. Jackson.	10-Q	10.43	6/2/2010
10.19	Form of First Amendment to Employment Agreement effective January 1, 2010 between Advance Auto Parts, Inc. and Kevin P. Freeland and Michael A. Norona.	10-Q	10.44	6/2/2010
10.20	Employment Agreement dated as of January 1, 2012, between Advance Auto Parts, Inc. and Jimmie L. Wade.	8-K	10.46	1/24/2012
10.21	Third Amendment to Employment Agreement effective September 1, 2010 between Advance Auto Parts, Inc. and Darren R. Jackson.	10-Q	10.48	11/17/2010
10.22	Fourth Amendment to Employment Agreement effective January 7, 2011 between Advance Auto Parts, Inc. and Darren R. Jackson.	10-K	10.41	3/1/2011
10.23	Form of Advance Auto Parts, Inc. 2011 SARs Award Agreement and Restricted Stock Award Agreement between Advance Auto Parts, Inc. and Darren R. Jackson.	10-K	10.42	3/1/2011

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith
10.24	Credit Agreement dated as of May 27, 2011 among Advance Auto Parts, Inc. Advance Stores Company, Incorporated, as borrower, the lenders party thereto and JPMorgan Chase Bank, N.A. as administrative agent.	8-K	10.43	6/3/2011
10.25	Guarantee Agreement dated as of May 27, 2011 among Advance Auto Parts, Inc., Advance Stores Company, Incorporated, as borrower, the subsidiaries to the borrower from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent for the lenders.	8-K	10.44	6/3/2011
10.26	Form of Advance Auto Parts, Inc. 2012 SARs Award Agreement and Restricted Stock Award Agreement between Advance Auto Parts, Inc. and Darren R. Jackson.	10-K	10.32	2/28/2012
10.27	Form of Advance Auto Parts, Inc. SAR Award Agreement under 2004 Long-Term Incentive Plan.	10-K	10.33	2/28/2012
10.28	Form of Advance Auto Parts, Inc. Restricted Stock Award Agreement under 2004 Long-Term Incentive Plan.	10-K	10.34	2/28/2012
10.29	Fifth Amendment to Employment Agreement effective January 7, 2013, between Advance Auto Parts, Inc. and Darren R. Jackson.	8-K	10.35	10/12/2012
10.30	Second Amendment to Employment Agreement effective December 31, 2012 between Advance Auto Parts, Inc. and Kevin P. Freeland.	10-Q	10.36	11/13/2012
10.31	Second Amendment to Employment Agreement effective December 31, 2012 between Advance Auto Parts, Inc. and Michael A. Norona.	10-Q	10.37	11/13/2012
10.32	Supplement No. 1 to Guarantee Agreement.	8-K	10.1	12/21/2012
10.33	Third Amendment to the Advance Auto Parts, Inc. Deferred Compensation Plan (Effective as of January 1, 2013).	10-K	10.33	2/25/2013
10.34	Third Amendment to the Advance Auto Parts, Inc. Deferred Stock Unit Plan for Non-Employee Directors and Selected Executives (Effective as of January 1, 2013).	10-K	10.34	2/25/2013
10.35	Form of Advance Auto Parts, Inc. SARs Award Agreement and Restricted Stock Unit Award Agreement between Advance Auto Parts, Inc. and Darren R. Jackson.	10-K	10.35	2/25/2013
10.36	Form of Advance Auto Parts, Inc. SARs Award Agreement and Restricted Stock Unit Award Agreement under 2004 Long-Term Incentive Plan.	10-K	10.36	2/25/2013
10.37	Form of Restricted Stock Unit Agreement between Advance Auto Parts, Inc. and Darren R. Jackson dated March 1, 2013	8-K	10.37	3/7/2013
10.38	Form of Advance Auto, Inc. Restricted Stock Unit Agreement dated March 1, 2013.	8-K	10.38	3/7/2013
10.39	Form of Employment Agreement effective April 21, 2013 between Advance Auto Parts, Inc. and George E. Sherman and Charles E. Tyson.	8-K	10.39	4/30/2013
10.40	Supplement No. 2 to Guarantee Agreement.	8-K	10.2	4/19/2013
10.41	Third Amendment to Employment Agreement between Advance Auto Parts, Inc. and Michael A. Norona, effective June 4, 2013.	8-K	10.4	6/6/2013
10.42	Credit Agreement, dated as of December 5, 2013, among Advance Auto Parts, Inc. Advance Stores Company, Incorporated, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent.	8-K	10.1	12/9/2013
10.43	Guarantee Agreement, dated as of December 5, 2013, among Advance Auto Parts, Inc. Advance Stores Company, Incorporated, the other lenders from time to time party lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent for the lenders.	8-K	10.2	12/9/2013
10.45	Supplement No. 1 to Guarantee Agreement.				X

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith
10.46	First Amendment to the Advance Auto Parts, Inc. Employee Stock Purchase Plan (As amended and Restated Effective as of May 15, 2012)				X
10.47	Form of Advance Auto Parts, Inc. SARs Award Agreement and Restricted Stock Unit Award Agreement between Advance Auto Parts, Inc. and Darren R. Jackson.				X
10.48	Form of Advance Auto Parts, Inc. SARs Award Agreement and Restricted Stock Unit Award Agreement.				X
10.49	Employment Agreement effective January 2, 2014 between Advance Auto Parts, Inc. and O. Temple Sloan III.				X
10.50	Restricted Stock Unit Agreement between Advance Auto Parts, Inc. and O. Temple Sloan III dated February 10, 2014.				X
12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges.				X
21.1	Subsidiaries of Advance Auto.				X
23.1	Consent of Deloitte & Touche LLP.				X
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document