Form 10-Q
period 2014-04-19
ADVANCE AUTO PARTS INC
filed 2014-05-28
CIK 1158449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 19, 2014
OR
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

As of May 23, 2014, the registrant had outstanding 72,954,638 shares of Common Stock, par value $0.0001 per share (the only class of common stock of the registrant outstanding).

i

PART I.  FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF
ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
April 19, 2014, December 28, 2013 and April 20, 2013
(in thousands, except per share data)
(unaudited)

	April 19, 2014	December 28, 2013	April 20, 2013
Assets
Current assets:
Cash and cash equivalents	$83,358	$1,112,471	$407,724
Receivables, net	576,606	277,595	272,208
Inventories, net	3,910,948	2,556,557	2,423,772
Other current assets	70,872	42,761	59,170
Total current assets	4,641,784	3,989,384	3,162,874
Property and equipment, net of accumulated depreciation of $1,278,847, $1,255,474 and $1,153,258	1,425,117	1,283,970	1,284,805
Assets held for sale	615	2,064	2,237
Goodwill	1,011,299	199,835	201,789
Intangible assets, net	789,825	49,872	57,994
Other assets, net	44,434	39,649	37,786
	$7,913,074	$5,564,774	$4,747,485
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$70,865	$916	$689
Accounts payable	2,975,975	2,180,614	2,101,549
Accrued expenses	541,451	428,625	381,315
Other current liabilities	75,956	154,630	140,588
Total current liabilities	3,664,247	2,764,785	2,624,141
Long-term debt	2,001,740	1,052,668	604,265
Other long-term liabilities	580,456	231,116	248,632
Commitments and contingencies
Stockholders' equity:
Preferred stock, nonvoting, $0.0001 par value	—	—	—
Common stock, voting, $0.0001 par value	7	7	7
Additional paid-in capital	542,445	531,293	520,276
Treasury stock, at cost	(108,505)	(107,890)	(87,013)
Accumulated other comprehensive income	259	3,683	4,891
Retained earnings	1,232,425	1,089,112	832,286
Total stockholders' equity	1,666,631	1,516,205	1,270,447
	$7,913,074	$5,564,774	$4,747,485

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
For the Sixteen Week Periods Ended
April 19, 2014 and April 20, 2013
(in thousands, except per share data)
(unaudited)

	Sixteen Week Periods Ended
	April 19, 2014	April 20, 2013
Net sales	$2,969,499	$2,015,304
Cost of sales, including purchasing and warehousing costs	1,616,377	1,007,098
Gross profit	1,353,122	1,008,206
Selling, general and administrative expenses	1,097,320	804,138
Operating income	255,802	204,068
Other, net:
Interest expense	(23,642)	(10,660)
Other income, net	603	958
Total other, net	(23,039)	(9,702)
Income before provision for income taxes	232,763	194,366
Provision for income taxes	85,037	72,576
Net income	$147,726	$121,790

Basic earnings per share	$2.02	$1.66
Diluted earnings per share	$2.01	$1.65
Dividends declared per common share	$0.06	$0.06

Weighted average common shares outstanding	72,869	73,194
Weighted average common shares outstanding - assuming dilution	73,355	73,806

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
For the Sixteen Week Periods Ended
April 19, 2014 and April 20, 2013
(in thousands)
(unaudited)

	Sixteen Week Periods Ended
	April 19, 2014	April 20, 2013
Net income	$147,726	$121,790
Other comprehensive income (loss), net of tax:
Changes in net unrecognized other postretirement benefit costs, net of $118 and $66 tax	(184)	(103)
Postretirement benefit plan amendment	—	2,327
Currency translation	(3,240)	—
Total other comprehensive income (loss)	(3,424)	2,224
Comprehensive income	$144,302	$124,014

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders' Equity
For the Sixteen Week Periods Ended
April 19, 2014 and April 20, 2013
(in thousands)
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock, at cost		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount		Shares	Amount
Balance, December 28, 2013	—	$—	74,224	$7	$531,293	1,384	$(107,890)	$3,683	$1,089,112	$1,516,205
Net income									147,726	147,726
Total other comprehensive loss								(3,424)		(3,424)
Issuance of shares upon the exercise of stock options and stock appreciation rights			96		1,874					1,874
Tax withholdings related to the exercise of stock appreciation rights					(3,118)					(3,118)
Tax benefit from share-based compensation, net					4,158					4,158
Restricted stock and restricted stock units vested			6							—
Share-based compensation					7,133					7,133
Stock issued under employee stock purchase plan			10		1,088					1,088
Repurchase of common stock						5	(615)			(615)
Cash dividends									(4,413)	(4,413)
Other					17					17
Balance, April 19, 2014	—	$—	74,336	$7	$542,445	1,389	$(108,505)	$259	$1,232,425	$1,666,631

Balance, December 29, 2012	—	$—	73,731	$7	$520,215	348	$(27,095)	$2,667	$714,900	$1,210,694
Net income									121,790	121,790
Total other comprehensive income								2,224		2,224
Issuance of shares upon the exercise of stock options and stock appreciation rights			353		1,903					1,903
Tax withholdings related to the exercise of stock appreciation rights					(16,910)					(16,910)
Tax benefit from share-based compensation, net					11,873					11,873
Restricted stock and restricted stock units vested			(4)							—
Share-based compensation					2,664					2,664
Stock issued under employee stock purchase plan			7		518					518
Repurchase of common stock						781	(59,918)			(59,918)
Cash dividends									(4,404)	(4,404)
Other					13					13
Balance, April 20, 2013	—	$—	74,087	$7	$520,276	1,129	$(87,013)	$4,891	$832,286	$1,270,447

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows For the Sixteen Week Periods Ended April 19, 2014 and April 20, 2013 (in thousands) (unaudited)
	Sixteen Week Periods Ended
	April 19, 2014	April 20, 2013
Cash flows from operating activities:
Net income	$147,726	$121,790
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	88,205	64,027
Share-based compensation	7,133	2,664
Loss on property and equipment, net	455	100
Other	792	489
Provision (benefit) for deferred income taxes	5,202	(3,249)
Excess tax benefit from share-based compensation	(4,165)	(11,971)
Net increase in:
Receivables, net	(45,507)	(19,247)
Inventories, net	(196,062)	(70,728)
Other assets	(16,458)	(11,228)
Net increase (decrease) in:
Accounts payable	101,381	35,363
Accrued expenses	(10,739)	19,240
Other liabilities	3,168	8,035
Net cash provided by operating activities	81,131	135,285
Cash flows from investing activities:
Purchases of property and equipment	(60,529)	(63,124)
Business acquisitions, net of cash acquired	(2,056,937)	(186,859)
Sale of certain assets of acquired business	—	9,004
Proceeds from sales of property and equipment	33	136
Net cash used in investing activities	(2,117,433)	(240,843)
Cash flows from financing activities:
Decrease in bank overdrafts	(5,796)	(8,711)
Borrowings under credit facilities	1,527,600	—
Payments on credit facilities	(508,600)	—
Dividends paid	(8,781)	(8,800)
Proceeds from the issuance of common stock, primarily exercise of stock options	2,979	2,434
Tax withholdings related to the exercise of stock appreciation rights	(3,118)	(16,910)
Excess tax benefit from share-based compensation	4,165	11,971
Repurchase of common stock	(615)	(59,918)
Contingent consideration related to previous business acquisition	—	(4,726)
Other	(232)	(169)
Net cash provided by (used in) financing activities	1,007,602	(84,829)

Effect of exchange rate change on cash	(413)	—

Net decrease in cash and cash equivalents	(1,029,113)	(190,387)
Cash and cash equivalents, beginning of period	1,112,471	598,111
Cash and cash equivalents, end of period	$83,358	$407,724

Advance Auto Parts, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows For the Sixteen Week Periods Ended April 19, 2014 and April 20, 2013 (in thousands) (unaudited)
	Sixteen Week Periods Ended
	April 19, 2014	April 20, 2013
Supplemental cash flow information:
Interest paid	$13,355	$8,397
Income tax payments	75,050	45,575
Non-cash transactions:
Accrued purchases of property and equipment	10,743	14,643
Accrued purchase price of business acquisition	—	2,057
Receivable for sale of certain assets of acquired business	—	7,794
Changes in other comprehensive income from post retirement benefits	(184)	2,224

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Sixteen Week Periods Ended April 19, 2014 and April 20, 2013
(in thousands, except per share data)
(unaudited)

1.	Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company and include the accounts of Advance Auto Parts, Inc. ("Advance"), its wholly owned subsidiary, Advance Stores Company, Incorporated ("Advance Stores"), and its subsidiaries (collectively, the "Company"). All intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position of the Company, the results of its operations and cash flows have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, have been condensed or omitted based upon the Securities and Exchange Commission ("SEC") interim reporting guidance. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s consolidated financial statements for the fiscal year ended December 28, 2013, or Fiscal 2013.

The accounting policies followed in the presentation of interim financial results are consistent with those followed on an annual basis. These policies are presented in Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for Fiscal 2013 (filed with the SEC on February 25, 2014).

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

Segment and Related Information

As a result of the acquisition of General Parts International, Inc. ("GPI") on January 2, 2014, which is further described in Note 3, Acquisitions, the Company reevaluated the composition of its reportable segments during the first quarter of fiscal 2014. Based on this analysis, the Company determined that it operates as a single reportable segment. As of April 19, 2014, the Company's operations are comprised of 5,276 stores and 105 distribution branches, which operate in the United States, Canada, Puerto Rico and the Virgin Islands primarily under the trade names “Advance Auto Parts”, "Carquest", "Autopart International" and "Worldpac". These locations offer a broad selection of brand name, original equipment manufacturer ("OEM") and proprietary automotive replacement parts, accessories, and maintenance items primarily for domestic and imported cars and light trucks. While the mix of do-it-yourself ("DIY") and Commercial customers varies among the four store brands, all of the locations serve customers through similar distribution channels. The Company has plans to fully integrate the Carquest company-operated stores and overall operations into Advance Auto Parts over the next three years and to eventually integrate the availability of all of the Company's product offerings throughout the entire chain.

The Company's Advance Auto Parts operations are currently comprised of three geographic areas. Each of the Advance Auto Parts geographic areas, in addition to Carquest and Worldpac, are individually considered operating segments which are aggregated into one reportable segment. Included in the Company's overall store operations are sales generated from its e-commerce platforms. The Company's e-commerce platforms primarily consist of its online websites and Commercial ordering platforms as part of its integrated operating approach of serving its DIY and Commercial customers. The Company's online websites allow its DIY customers to pick up merchandise at a conveniently located store location or have their purchases shipped directly to them. The majority of the Company's online DIY sales are picked up at store locations. Through the Company's online ordering platforms, Commercial customers can conveniently place orders with a designated store location for delivery to their places of business.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Sixteen Week Periods Ended April 19, 2014 and April 20, 2013
(in thousands, except per share data)
(unaudited)

New Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board, or FASB, issued ASU No. 2014-08 "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360)", which amends the definition of a discontinued operation in ASC 205-20 and requires entities to provide additional disclosures about discontinued operations as well as disposal transactions that do not meet the discontinued-operations criteria. The new guidance changes the definition of a discontinued operation and requires discontinued operations treatment for disposals of a component or group of components that represents a strategic shift that has or will have a major impact on an entity’s operations or financial results. The ASU is effective prospectively for all disposals (except disposals classified as held for sale before the adoption date) or components initially classified as held for sale in periods beginning on or after
December 15, 2014. Early adoption is permitted. The adoption of this guidance affects prospective presentation of disposals and therefore, is not expected to have a material impact on the Company's consolidated financial condition, results of operations or cash flows.

In July 2013, the FASB issued ASU No. 2013-11 “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.”  Under ASU 2013-11 an entity is required to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in its financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. If a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. ASU 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this guidance affects presentation only and, therefore, had no material impact on the Company's consolidated financial condition, results of operations or cash flows.

2.	Inventories, net:

Inventories are stated at the lower of cost or market. The Company used the LIFO method of accounting for approximately 88% of inventories at April 19, 2014 and 95% of inventories at December 28, 2013 and April 20, 2013. Under LIFO, the Company’s cost of sales reflects the costs of the most recently purchased inventories, while the inventory carrying balance represents the costs for inventories purchased in Fiscal 2014 and prior years. The Company recorded a reduction to cost of sales of $12,281 and $886 for the sixteen weeks ended April 19, 2014 and April 20, 2013, respectively. The Company's overall costs to acquire inventory for the same or similar products have generally decreased historically as the Company has been able to leverage its continued growth, execution of merchandising strategies and realization of supply chain efficiencies.

An actual valuation of inventory under the LIFO method is performed by the Company at the end of each fiscal year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected fiscal year-end inventory levels and costs.

Inventory balances at April 19, 2014, December 28, 2013 and April 20, 2013 were as follows:

	April 19, 2014	December 28, 2013	April 20, 2013
Inventories at FIFO, net	$3,766,905	$2,424,795	$2,296,696
Adjustments to state inventories at LIFO	144,043	131,762	127,076
Inventories at LIFO, net	$3,910,948	$2,556,557	$2,423,772

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Sixteen Week Periods Ended April 19, 2014 and April 20, 2013
(in thousands, except per share data)
(unaudited)

3.	Acquisition:

On January 2, 2014, the Company acquired General Parts International, Inc. ("GPI") in an all-cash transaction. GPI, formerly a privately-held company, is a leading distributor and supplier of original equipment and aftermarket replacement products for commercial markets operating under the Carquest and Worldpac brands. As of the acquisition date, GPI operated 1,233 Carquest stores and 103 Worldpac branches located in 45 states and Canada and serviced approximately 1,400 independently-owned Carquest stores. The Company believes the acquisition of GPI will allow the Company to expand its geographic presence, Commercial capabilities and overall scale to better serve customers.

The Company acquired all of GPI's assets and liabilities as a result of the transaction. Under the terms of the agreement, the Company acquired all of the outstanding stock of GPI for a purchase price of $2,080,804 (subject to adjustment for certain closing items) consisting of $1,307,991 in cash to GPI's shareholders, the repayment of $694,301 of GPI debt and $78,512 in make-whole fees and transaction-related expenses. The Company funded the purchase price with cash on-hand, $700,000 from a term loan and $306,046 from a revolving credit facility. Refer to Note 6, Long-Term Debt, for a more detailed description of this debt. The Company recognized $26,970 of acquisition-related costs during Fiscal 2013, which was included in selling, general and administrative expenses and interest expense. The Company recognized no acquisition-related costs during the sixteen weeks ended April 19, 2014, as all of these costs were recognized during Fiscal 2013. The Company has included the financial results of GPI in its consolidated financial statements commencing January 2, 2014. GPI contributed sales of $879,931 and net income of $15,840 during the sixteen weeks ended April 19, 2014. The net income reflects amortization related to the acquired intangible assets and integration expenses.

Included in the total purchase price, $200,881 was placed in escrow to secure indemnification obligations of the sellers relating to the accuracy of representations, warranties and the satisfaction of covenants. Half of the escrow funds will be disbursed to the Sellers on July 2, 2015 and the remaining amounts distributed on January 2, 2017, after deducting for any claims made. At the acquisition date, the Company recognized a net indemnification asset of $5,985 with respect to liabilities for which it intends to make a claim from escrow. According to the agreement, the Company will be indemnified against losses incurred relating to taxes owed by GPI within the escrow term of three years.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Sixteen Week Periods Ended April 19, 2014 and April 20, 2013
(in thousands, except per share data)
(unaudited)

Purchase Price Allocation

The following table summarizes the consideration paid for GPI and the amounts of the assets acquired and liabilities assumed as of the acquisition date, which have been allocated on a preliminary basis:

Total Consideration	$2,080,804

Recognized amounts of identifiable assets acquired and liabilities assumed
Cash and cash equivalents	$25,176
Receivables	254,389
Inventory	1,160,976
Other current assets	112,055
Property, plant and equipment	163,351
Intangible assets	756,571
Other assets	1,741
Accounts payable	(695,892)
Accrued and other current liabilities	(146,975)
Long-term liabilities	(361,919)
Total identifiable net assets	1,269,473

Goodwill	811,331

Total acquired net assets	$2,080,804

Due to the nature of GPI's business, the assets acquired and liabilities assumed as part of this acquisition are similar in nature to those of the Company. The fair value of assets acquired and liabilities assumed was based upon a preliminary valuation and the estimates and assumptions are subject to change within the measurement period as additional information is obtained. The goodwill attributable to the acquisition will not be amortizable or deductible for tax purposes. The goodwill of $811,331 arising from the acquisition consists largely of the anticipated synergies and economies of scale from the combined companies and the overall strategic importance of GPI to the Company. For additional information regarding goodwill and intangible assets acquired, see Note 4, Goodwill and Intangible Assets.

The Company recorded a liability associated with unfavorable leases of $48,604, which is included in other long-term liabilities. Favorable and unfavorable lease assets and liabilities will be amortized to rent expense over their expected lives which approximates the period of time that the favorable or unfavorable lease terms will be in effect. The fair value of financial assets acquired included receivables of $254,389 primarily from Commercial customers and vendors. The gross amount due was $267,398, of which $13,009 is expected to be uncollectible.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Sixteen Week Periods Ended April 19, 2014 and April 20, 2013
(in thousands, except per share data)
(unaudited)

Unaudited Pro Forma Financial Information

The following unaudited consolidated pro forma financial information combines the respective measure of the Company for the sixteen weeks ended April 20, 2013 and GPI for the three months ended March 31, 2013. The pro forma financial information has been prepared by adjusting the historical data to give effect to the acquisition as if it had occurred on December 30, 2012 (the first day of the Company's fiscal 2013).

April 20, 2013
Pro forma:	(First Quarter Ended)
Net sales	$2,708,890

Net income	$125,663

Basic earnings per share	$1.72

Diluted earnings per share	$1.70
The unaudited consolidated pro forma financial information was prepared in accordance with the acquisition method of accounting under existing standards and is not necessarily indicative of the results of operations that would have occurred if the acquisition had been completed on the date indicated, nor is it indicative of the future operating results of the Company.
The unaudited pro forma results have been adjusted with respect to certain aspects of the acquisition to reflect:

•
additional amortization expense that would have been recognized assuming fair value adjustments to the existing GPI assets acquired and liabilities assumed, including favorable and unfavorable lease values and other intangible assets;

•	adjustment of interest expense to reflect the additional borrowings of the Company in conjunction with the acquisition and removal of GPI historical debt; and

•	elimination of the GPI recognition of a deferred gain in 2013 of $1,588 from a sale leaseback transaction as the deferred values were subsequently removed in purchase accounting.
The unaudited pro forma results do not reflect future events that either have occurred or may occur after the acquisition, including, but not limited to, the anticipated realization of ongoing savings from operating synergies in subsequent periods. They also do not give effect to certain charges that the Company expects to incur in connection with the integration of GPI, including, but not limited to, additional professional fees, employee integration, potential asset impairments, and accelerated depreciation and amortization.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Sixteen Week Periods Ended April 19, 2014 and April 20, 2013
(in thousands, except per share data)
(unaudited)

4.	Goodwill and Intangible Assets:

Goodwill

The following table reflects the carrying amount of goodwill and the changes in goodwill carrying amounts.

	April 19, 2014	December 28, 2013	April 20, 2013
	(16 weeks ended)	(52 weeks ended)	(16 weeks ended)
Goodwill, beginning of period	$199,835	$76,389	$76,389
Acquisitions	811,521	123,446	125,400
Changes in foreign currency exchange rates	(57)	—	—

Goodwill, end of period	$1,011,299	$199,835	$201,789

As discussed in Note 3, Acquisitions, on January 2, 2014, the Company acquired GPI in an all-cash transaction which resulted in the addition of $811,331 of goodwill. During the sixteen weeks ended April 19, 2014, the Company also added $190 of goodwill associated with the acquisition of three stores. On December 31, 2012, the Company acquired B.W.P. Distributors, Inc. ("BWP") in an all-cash transaction which resulted in the addition of $125,400 of goodwill.

Intangible Assets Other Than Goodwill

The Company recorded a net increase to intangible assets of $756,571 during the sixteen weeks ended April 19, 2014. The increase included customer relationships of $330,022 which will be amortized over 12 years, non-competes totaling $50,084 which will be amortized over 5 years and favorable leases of $56,465 which are amortized over the life of the leases at a weighted average of 4.5 years. The increase also includes indefinite-life intangibles of $320,000 from acquired brands.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Sixteen Week Periods Ended April 19, 2014 and April 20, 2013
(in thousands, except per share data)
(unaudited)

The Company recorded a net increase to intangible assets of $31,600 during the sixteen weeks ended April 20, 2013. The increase included Customer Relationships of $26,400 which will be amortized over 12 years and other intangible assets totaling $5,200 which will be amortized over a weighted average of 3.4 years. The gross and net carrying amounts of acquired intangible assets as of April 19, 2014, December 28, 2013 and April 20, 2013 are comprised of the following:

	Acquired Intangible Assets
	Subject to Amortization				Not Subject to Amortization	Total Intangible Assets (excluding goodwill)
	Customer Relationships	Acquired Technology	Favorable Leases	Non-Compete and Other	Brands, Trademark and Tradenames
Gross:
Gross carrying amount at December 28, 2013	$33,601	$8,850	$—	$6,085	$20,550	$69,086
Additions	330,022	—	56,465	50,084	320,000	756,571
Effect of exchange rate changes on intangibles	299	—	56	—	617	972
Gross carrying amount at April 19, 2014	$363,922	$8,850	$56,521	$56,169	$341,167	$826,629

Gross carrying amount at December 29, 2012	$9,800	$8,850	$—	$885	$20,550	$40,085
Additions	26,400	—	—	5,200	—	31,600
Gross carrying amount at April 20, 2013	$36,200	$8,850	$—	$6,085	$20,550	$71,685

Net:
Net book value at December 28, 2013	$23,292	$2,469	$—	$3,561	$20,550	$49,872
Additions	330,022	—	56,465	50,084	320,000	756,571
2014 amortization	(9,332)	(908)	(3,696)	(3,654)	—	(17,590)
Effect of exchange rate changes on intangibles	299	—	56	—	617	972
Net carrying amount at April 19, 2014	$344,281	$1,561	$52,825	$49,991	$341,167	$789,825

Net book value at December 29, 2012	$2,658	$5,419	$—	$218	$20,550	$28,845
Additions	26,400	—	—	5,200	—	31,600
2013 amortization	(972)	(908)	—	(571)	—	(2,451)
Net carrying amount at April 20, 2013	$28,086	$4,511	$—	$4,847	$20,550	$57,994

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Sixteen Week Periods Ended April 19, 2014 and April 20, 2013
(in thousands, except per share data)
(unaudited)

Future Amortization Expense

The table below shows expected amortization expense for the next five years for acquired intangible assets recorded as of April 19, 2014:

Fiscal Year	Amount
Remainder of 2014	$38,944
2015	52,134
2016	48,314
2017	45,960
2018	43,076
Thereafter	220,230

5.	Receivables, net:

Receivables consist of the following:

	April 19, 2014	December 28, 2013	April 20, 2013
Trade	$419,746	$145,670	$149,952
Vendor	153,434	138,336	124,842
Other	17,127	6,884	6,685
Total receivables	590,307	290,890	281,479
Less: Allowance for doubtful accounts	(13,701)	(13,295)	(9,271)
Receivables, net	$576,606	$277,595	$272,208

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Sixteen Week Periods Ended April 19, 2014 and April 20, 2013
(in thousands, except per share data)
(unaudited)

6.	Long-term Debt:

Long-term debt consists of the following:

	April 19, 2014	December 28, 2013	April 20, 2013
Revolving facility at variable interest rates (1.49% and 1.47% at April 19, 2014 and December 28, 2013, respectively, due December 5, 2018 and 1.70% at April 20, 2013, replaced by the current facility)	$319,000	$—	$—
Term loan at variable interest rates (1.77% and 1.67% at April 19, 2014 and December 28, 2013, respectively) due January 2, 2019	700,000	—	—
5.75% Senior Unsecured Notes (net of unamortized discount of $830, $865 and $941 at April 19, 2014, December 28, 2013 and April 20, 2013, respectively) due May 1, 2020	299,170	299,135	299,058
4.50% Senior Unsecured Notes (net of unamortized discount of $78, $80 and $86 at April 19, 2014, December 28, 2013 and April 20, 2013, respectively) due January 15, 2022	299,922	299,920	299,914
4.50% Senior Unsecured Notes (net of unamortized discount of $1,352 and $1,387 at April 19, 2014 and December 28, 2013, respectively) due December 1, 2023	448,648	448,613	—
Other	5,865	5,916	5,982
	2,072,605	1,053,584	604,954
Less: Current portion of long-term debt	(70,865)	(916)	(689)
Long-term debt, excluding current portion	$2,001,740	$1,052,668	$604,265

Bank Debt

On December 5, 2013, the Company entered into a new credit agreement (the “2013 Credit Agreement”) which provides a $700,000 unsecured term loan and a $1,000,000 unsecured revolving credit facility with Advance Stores, as Borrower, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent. This revolving credit facility replaced the revolver under the Company’s former Credit Agreement dated as of May 27, 2011 with Advance Stores, as Borrower, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (the “2011 Credit Agreement”). Upon execution of the 2013 Credit Agreement, the lenders’ commitments under the 2011 Credit Agreement were terminated and the liabilities of the Company and its subsidiaries with respect to their obligations under the 2011 Credit Agreement were discharged. The new revolving credit facility also provides for the issuance of letters of credit with a sub-limit of $300,000 and swingline loans in an amount not to exceed $50,000. The Company may request, subject to agreement by one or more lenders, that the total revolving commitment be increased by an amount not to exceed $250,000 by those respective lenders (up to a total commitment of $1,250,000) during the term of the credit agreement. Voluntary prepayments and voluntary reductions of the revolving balance are permitted in whole or in part, at the Company’s option, in minimum principal amounts as specified in the 2013 Credit Agreement. Under the terms of the 2013 Credit Agreement the revolving credit facility terminates in December 2018 and the term loan matures in January 2019.

As of April 19, 2014, under the 2013 Credit Agreement, the Company had borrowed $319,000 under the revolver and$700,000 under the term loan. As of April 19, 2014, the Company had letters of credit outstanding of $132,990. The letters of credit generally have a term of one year or less and primarily serve as collateral for the Company’s self-insurance policies. The Company's debt availability as of April 19, 2014 was $548,010 based on the maximum amount of additional borrowings allowed under the Company's leverage ratio.

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

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Sixteen Week Periods Ended April 19, 2014 and April 20, 2013
(in thousands, except per share data)
(unaudited)

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

The 2013 Credit Agreement contains customary covenants restricting the ability of (a) subsidiaries of Advance Stores to, among other things, create, incur or assume additional debt, (b) Advance Stores and its subsidiaries to, among other things ,(i) incur liens, (ii) make loans and investments, (iii) guarantee obligations, and (iv) change the nature of its business conducted by itself and its subsidiaries; (c) Advance, Advance Stores and their subsidiaries to, among other things (i) engage in certain mergers, acquisitions, asset sales and liquidations, (ii) enter into certain hedging arrangements, (iii) enter into restrictive agreements limiting its ability to incur liens on any of its property or assets, pay distributions, repay loans, or guarantee indebtedness of its subsidiaries, (iv) engage in sale-leaseback transactions; and (d) Advance, among other things, to change its holding company status. Advance and Advance Stores are required to comply with financial covenants with respect to a maximum leverage ratio and a minimum consolidated coverage ratio. The 2013 Credit Agreement also provides for customary events of default, including non-payment defaults, covenant defaults and cross-defaults to Advance Stores’ other material indebtedness. The Company was in compliance with its covenants at April 19, 2014 with respect to the 2013 Credit Agreement and December 28, 2013 with respect to the 2011 Credit Agreement, respectively.

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

The Company previously issued 4.50% senior unsecured notes in January 2012 at 99.968% of the principal amount of $300,000 which are due January 15, 2022 (the “2022 Notes”). The 2022 Notes bear interest at a rate of 4.50% per year payable semi-annually in arrears on January 15 and July 15 of each year. The Company’s 5.75% senior unsecured notes were issued in April 2010 at 99.587% of the principal amount of $300,000 and are due May 1, 2020 (the “2020 Notes” or collectively with the 2023 Notes and the 2022 Notes, “the Notes”). The 2020 Notes bear interest at a rate of 5.75% per year payable semi-annually in arrears on May 1 and November 1 of each year. Advance served as the issuer of the Notes with certain of Advance's domestic subsidiaries currently serving as subsidiary guarantors. The terms of the Notes are governed by an indenture (as amended, supplemented, waived or otherwise modified, the “Indenture”) among the Company, the subsidiary guarantors from time to time party thereto and Wells Fargo Bank, National Association, as Trustee.

The Company may redeem some or all of the Notes at any time or from time to time, at the redemption price described in the Indenture. In addition, in the event of a Change of Control Triggering Event (as defined in the Indenture for the Notes), the Company will be required to offer to repurchase the Notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest to the repurchase date. The Notes are currently fully and unconditionally guaranteed, jointly and severally, on an unsubordinated and unsecured basis by each of the subsidiary guarantors. The Company will be permitted to release guarantees without the consent of holders of the Notes under the circumstances described in the Indenture: (i) upon the release of the guarantee of the Company’s other debt that resulted in the affected subsidiary becoming a guarantor of this debt; (ii) upon the sale or other disposition of all or substantially all of the stock or assets of the subsidiary guarantor; or (iii) upon the Company’s exercise of its legal or covenant defeasance option.

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

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Sixteen Week Periods Ended April 19, 2014 and April 20, 2013
(in thousands, except per share data)
(unaudited)

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

Debt Guarantees

The Company is a guarantor of loans made by banks to various independent store customers of the Company totaling $33,815 as of April 19, 2014. Upon entering into a relationship with certain independent stores, the Company guaranteed the debt of those stores to aid in the procurement of business loans. These loans are collateralized by security agreements on merchandise inventory and other assets of the borrowers. The approximate value of the assets collateralized in these agreements is $64,618 as of April 19, 2014. The Company believes that the likelihood of performance under these guarantees is remote, and any fair value attributable to these guarantees would be very minimal.

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

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Sixteen Week Periods Ended April 19, 2014 and April 20, 2013
(in thousands, except per share data)
(unaudited)

The following table sets forth the Company’s financial liabilities that were measured at fair value on a recurring basis as of April 19, 2014, December 28, 2013 and April 20, 2013:

		Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
As of April 19, 2014

Contingent consideration related to business acquisitions	$9,541	$—	$—	$9,541

As of December 28, 2013

Contingent consideration related to business acquisitions	$9,475	$—	$—	$9,475

As of April 20, 2013

Contingent consideration related to business acquisitions	$12,746	$—	$—	$12,746

The fair value of the contingent consideration, which is recorded in Accrued expenses and Other long-term liabilities, is based on various estimates including the Company’s estimate of the probability of achieving the targets and the time value of money. During the sixteen weeks ended April 19, 2014, contingent consideration increased due to the amortization of the net present value discount.

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

The carrying value and fair value of the Company's long-term debt as of April 19, 2014, December 28, 2013 and April 20, 2013, respectively, are as follows:

	April 19, 2014	December 28, 2013	April 20, 2013
Carrying Value	$2,001,740	$1,052,668	$604,265
Fair Value	$2,074,000	$1,086,000	$658,000

Non-Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). At April 19, 2014, the Company had no significant non-financial assets or liabilities that had been adjusted to fair value subsequent to initial recognition.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Sixteen Week Periods Ended April 19, 2014 and April 20, 2013
(in thousands, except per share data)
(unaudited)

8.	Stock Repurchase Program:

The Company’s stock repurchase program allows it to repurchase its common stock on the open market or in privately negotiated transactions from time to time in accordance with the requirements of the SEC. The Company's $500,000 stock repurchase program in place as of April 19, 2014 was authorized by its Board of Directors on May 14, 2012.

During the sixteen weeks ended April 19, 2014, the Company repurchased no shares of its common stock under its stock repurchase program. The Company had $415,092 remaining under its stock repurchase program as of April 19, 2014. The Company repurchased 5 shares of its common stock at an aggregate cost of $615, or an average price of $127.31 per share, in connection with the net settlement of shares issued as a result of the vesting of restricted stock and restricted stock units during the sixteen weeks ended April 19, 2014.

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

9.	Earnings per Share:
Certain of the Company’s shares granted to Team Members in the form of restricted stock are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per share. For the sixteen week periods ended April 19, 2014 and April 20, 2013, earnings of $440 and $284, respectively, were allocated to the participating securities.

Diluted earnings per share are calculated by including the effect of dilutive securities. Share-based awards to purchase approximately 19 and 240 shares of common stock that had an exercise price in excess of the average market price of the common stock during the sixteen week periods ended April 19, 2014 and April 20, 2013, respectively, were not included in the calculation of diluted earnings per share because they were anti-dilutive.

The following table illustrates the computation of basic and diluted earnings per share for the sixteen week periods ended April 19, 2014 and April 20, 2013, respectively:

	Sixteen Weeks Ended
	April 19, 2014	April 20, 2013
Numerator
Net income	$147,726	$121,790
Participating securities' share in earnings	(440)	(284)
Net income applicable to common shares	$147,286	$121,506
Denominator
Basic weighted average common shares	72,869	73,194
Dilutive impact of share-based awards	486	612
Diluted weighted average common shares	73,355	73,806

Basic earnings per common share
Net income applicable to common stockholders	$2.02	$1.66

Diluted earnings per common share
Net income applicable to common stockholders	$2.01	$1.65

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Sixteen Week Periods Ended April 19, 2014 and April 20, 2013
(in thousands, except per share data)
(unaudited)

10.	Share-Based Compensation:

The Company grants share-based compensation awards to its Team Members and members of its Board of Directors as provided for under the Company’s 2004 Long-Term Incentive Plan, or LTIP. The Company currently grants share-based compensation in the form of stock appreciation rights (“SARs”), restricted stock units (“RSUs”) and deferred stock units (“DSUs”). The Company also has outstanding restricted stock granted prior to the transition to RSUs in Fiscal 2012.

The Company granted 19 shares of performance-based RSUs, 52 time-based RSUs and 65 performance-based SARs during the sixteen week period ended April 19, 2014. The majority of these grants represent an off-cycle award made to certain GPI team members following the acquisition of GPI. The weighted average fair value of the RSUs granted was $124.03 per share. The fair value of the SARs granted, using the Black-Scholes option pricing model, was $28.44 per share, using the following weighted average assumptions:

Black-Scholes Option Valuation Assumptions	April 19, 2014

Risk-free interest rate (1)	1.1%
Expected dividend yield	0.2%
Expected stock price volatility (2)	27.6%
Expected life of awards (in months) (3)	49

(1)	The risk-free interest rate is based on the U.S. Treasury constant maturity interest rate having term consistent with the expected life of the award.

(2)	Expected volatility is determined using a blend of historical and implied volatility.

(3)	The expected life of the Company's awards represents the estimated period of time until exercise and is based on historical experience of previously granted awards.

See the Company's Annual Report on Form 10-K for the year ended December 28, 2013, for a more detailed discussion regarding the terms of the Company’s share-based compensation awards.

The Company recognizes share-based compensation expense on a straight-line basis net of estimated forfeitures. Forfeitures are estimated based on historical experience. Total share-based compensation expense included in the Company’s consolidated statements of operations was $7,133 for the sixteen week period ended April 19, 2014. The related income tax benefit recognized was $2,675. As of April 19, 2014, there was $39,379 of unrecognized compensation expense related to all share-based awards that is expected to be recognized over a weighted average period of 1.6 years.

The aggregate intrinsic value for outstanding awards at April 19, 2014 was approximately $135,343 based on the Company's closing stock price of $120.84 as of the last trading day of the first Fiscal Quarter, 2014. For the sixteen weeks ended April 19, 2014, the aggregate intrinsic value for awards exercised was $10,921. The weighted-average remaining contractual life for outstanding and exercisable awards was approximately 5.4 and 3.4 years, respectively.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Sixteen Week Periods Ended April 19, 2014 and April 20, 2013
(in thousands, except per share data)
(unaudited)

11.	Warranty Liabilities:

The following table presents changes in the Company’s warranty reserves:

	April 19, 2014	December 28, 2013	April 20, 2013
	(16 weeks ended)	(52 weeks ended)	(16 weeks ended)
Warranty reserve, beginning of period	$39,512	$38,425	$38,425
Reserves acquired with GPI	4,490	—	—
Additions to warranty reserves	15,387	42,380	12,966
Reserves utilized	(14,233)	(41,293)	(12,326)

Warranty reserve, end of period	$45,156	$39,512	$39,065

The Company’s warranty liabilities are included in Accrued expenses in its condensed consolidated balance sheets.

12.	Condensed Consolidating Financial Statements:

Certain 100% wholly-owned domestic subsidiaries of Advance, including its Material Subsidiaries (as defined in the 2013 Credit Agreement) serve as guarantors of Advance's senior unsecured notes ("Guarantor Subsidiaries"). The subsidiary guarantees related to Advance's senior unsecured notes are full and unconditional and joint and several, and there are no restrictions on the ability of Advance to obtain funds from its guarantor subsidiaries. Certain of Advance's wholly-owned foreign subsidiaries do not serve as guarantors of Advance's senior unsecured notes ("Non-Guarantor Subsidiaries"). The Non-Guarantor Subsidiaries do not qualify as minor as defined by SEC regulations. Accordingly, we present below the condensed consolidating financial information for the Guarantor Subsidiaries and Non-Guarantor Subsidiaries. Investments in subsidiaries of the Company are required to be presented under the equity method, even though all such subsidiaries meet the requirements to be consolidated under GAAP.

Set forth below are condensed consolidating financial statements presenting the financial position, results of operations, and cash flows of (i) Advance, (ii) the Guarantor Subsidiaries, (iii) the Non-Guarantor Subsidiaries, and (iv) the eliminations necessary to arrive at consolidated information for the Company. The statement of operations eliminations relate primarily to the sale of inventory from a Non-Guarantor Subsidiary to a Guarantor Subsidiary. The balance sheet eliminations relate primarily to the elimination of intercompany receivables, payables and subsidiary investment accounts.

The following tables present condensed consolidating balance sheets as of April 19, 2014 and condensed consolidating statements of operations, comprehensive income and cash flows for the sixteen weeks ended April 19, 2014, and should be read in conjunction with the consolidated financial statements herein.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Sixteen Week Periods Ended April 19, 2014 and April 20, 2013
(in thousands, except per share data)
(unaudited)

Condensed Consolidating Balance Sheets
As of April 19, 2014

	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$9	$73,314	$10,327	$(292)	$83,358
Receivables, net	—	544,662	31,944	—	576,606
Inventories, net	—	3,760,513	150,435	—	3,910,948
Other current assets	3,313	69,061	5,867	(7,369)	70,872
Total current assets	3,322	4,447,550	198,573	(7,661)	4,641,784
Property and equipment, net of accumulated depreciation	2	1,411,589	13,526	—	1,425,117
Assets held for sale	—	615	—	—	615
Goodwill	—	953,979	57,320	—	1,011,299
Intangible assets, net	—	725,628	64,197	—	789,825
Other assets, net	13,246	35,526	509	(4,847)	44,434
Investment in subsidiaries	1,381,284	272,558	—	(1,653,842)	—
Intercompany note receivable	1,047,740	—	—	(1,047,740)	—
Due from intercompany, net	271,803	—	2,833	(274,636)	—
	$2,717,397	$7,847,445	$336,958	$(2,988,726)	$7,913,074
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$—	$70,865	$—	$—	$70,865
Accounts payable	13	2,944,498	31,464	—	2,975,975
Accrued expenses	3,013	528,577	12,287	(2,426)	541,451
Other current liabilities	—	81,192	—	(5,236)	75,956
Total current liabilities	3,026	3,625,132	43,751	(7,662)	3,664,247
Long-term debt	1,047,740	954,000	—	—	2,001,740
Other long-term liabilities	—	564,653	20,649	(4,846)	580,456
Intercompany note payable	—	1,047,740	—	(1,047,740)	—
Due to intercompany, net	—	274,636	—	(274,636)	—
Commitments and contingencies
Stockholders' equity:
Shareholders' equity	1,666,372	1,381,025	276,886	(1,657,911)	1,666,372
Accumulated other comprehensive income (loss)	259	259	(4,328)	4,069	259
Total stockholders' equity	1,666,631	1,381,284	272,558	(1,653,842)	1,666,631
	$2,717,397	$7,847,445	$336,958	$(2,988,726)	$7,913,074

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Sixteen Week Periods Ended April 19, 2014 and April 20, 2013
(in thousands, except per share data)
(unaudited)

Condensed Consolidating Statements of Operations
For the Sixteen weeks ended April 19, 2014

	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$2,886,146	$153,236	$(69,883)	$2,969,499
Cost of sales, including purchasing and warehousing costs	—	1,575,210	111,050	(69,883)	1,616,377
Gross profit	—	1,310,936	42,186	—	1,353,122
Selling, general and administrative expenses	3,965	1,081,198	29,572	(17,415)	1,097,320
Operating income	(3,965)	229,738	12,614	17,415	255,802
Other, net:
Interest expense	(16,030)	(7,454)	(158)	—	(23,642)
Other expense, net	20,048	(3,027)	997	(17,415)	603
Total other, net	4,018	(10,481)	839	(17,415)	(23,039)
Income before provision for income taxes	53	219,257	13,453	—	232,763
Provision for income taxes	67	82,558	2,412	—	85,037
(Loss) Income before equity in earnings of subsidiaries	(14)	136,699	11,041	—	147,726
Equity in earnings of subsidiaries	147,740	11,041	—	(158,781)	$—
Net income	$147,726	$147,740	$11,041	$(158,781)	$147,726

Condensed Consolidating Statements of Comprehensive Earnings
For the Sixteen Weeks ended April 19, 2014

	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$147,726	$147,740	$11,041	$(158,781)	$147,726
Other comprehensive loss, net of tax:
Changes in net unrecognized other postretirement benefit costs	—	(184)	—	—	(184)
Currency translation	—	—	(3,240)	—	(3,240)
Other comprehensive loss	—	(184)	(3,240)	—	(3,424)
Comprehensive income	$147,726	$147,556	$7,801	$(158,781)	$144,302

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Sixteen Week Periods Ended April 19, 2014 and April 20, 2013
(in thousands, except per share data)
(unaudited)

Condensed Consolidating Statements of Cash Flows
For the Sixteen weeks ended April 19, 2014

	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$—	$74,815	$6,316	$—	$81,131
Cash flows from investing activities:
Purchases of property and equipment	—	(59,257)	(1,272)	—	(60,529)
Business acquisitions, net of cash acquired	—	(2,056,937)	—	—	(2,056,937)
Proceeds from sales of property and equipment	—	33	—	—	33
Net cash used in investing activities	—	(2,116,161)	(1,272)	—	(2,117,433)
Cash flows from financing activities:
Decrease in bank overdrafts	—	(5,504)	—	(292)	(5,796)
Borrowings under credit facilities	—	1,527,600	—	—	1,527,600
Payments on credit facilities	—	(508,600)	—	—	(508,600)
Dividends paid	—	(8,781)	—	—	(8,781)
Proceeds from the issuance of common stock, primarily exercise of stock options	—	2,979	—	—	2,979
Tax withholdings related to the exercise of stock appreciation rights	—	(3,118)	—	—	(3,118)
Excess tax benefit from share-based compensation	—	4,165	—	—	4,165
Repurchase of common stock	—	(615)	—	—	(615)
Other	—	(232)	—	—	(232)
Net cash provided by financing activities	—	1,007,894	—	(292)	1,007,602
Effect of exchange rate changes on cash	—	—	(413)	—	(413)
Net increase (decrease) in cash and cash equivalents	—	(1,033,452)	4,631	(292)	(1,029,113)
Cash and cash equivalents, beginning of period	9	1,106,766	5,696	—	1,112,471
Cash and cash equivalents, end of period	$9	$73,314	$10,327	$(292)	$83,358

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Listed below and discussed in our Annual Report on Form 10-K for the year ended December 28, 2013 (filed with the Securities and Exchange Commission, or SEC, on February 25, 2014), which we refer to as our 2013 Form 10-K, are some important risks, uncertainties and contingencies which could cause our actual results, performance or achievements to be materially different from any forward-looking statements made or implied in this report. These include, but are not limited to, the following:

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

Introduction

We are the largest automotive aftermarket parts provider in North America, serving both "do-it-yourself ", or DIY, and "do-it-for me", or Commercial, customers in the automotive aftermarket. At April 19, 2014, we operated a total of 5,276 stores and 105 distribution branches. We operated primarily within the United States, with additional locations in Canada, Puerto Rico and the Virgin Islands. Our stores operate primarily under the trade names "Advance Auto Parts", "Autopart International" and "Carquest" and our distribution branches operate under the "Worldpac" trade name. In addition, we serve approximately 1,400 independently owned Carquest stores. We acquired the Carquest and Worldpac operations as part of our acquisition of GPI on January 2, 2014.

Our stores and branches offer a broad selection of brand name, original equipment manufacturer ("OEM") and private label automotive replacement parts, accessories, batteries and maintenance items for domestic and imported cars and light trucks. Through our integrated operating approach, we serve our DIY and Commercial customers from our store locations, branches and online at www.AdvanceAutoParts.com, www.Carquest.com and www.Worldpac.com. Our online websites allow our DIY customers to pick up merchandise at a conveniently located store or have their purchases shipped directly to their homes or businesses. Our Commercial customers consist primarily of delivery customers for whom we deliver products from our locations to our Commercial customers’ places of business, including independent garages, service stations and auto dealers. Our Commercial customers can conveniently place their orders online.

Management Overview

We generated earnings per diluted share, or diluted EPS, of $2.01 during our sixteen weeks ended April 19, 2014 (or the first quarter of Fiscal 2014) compared to $1.65 for the comparable period of Fiscal 2013. The increase in our diluted EPS was driven by the acquired GPI operations along with a solid performance by our Advance Auto Parts business driven by a comparable store sales increase of 2.4% and new store growth. Negatively impacting diluted EPS were $11.5 million of GPI integration costs, amortization expense of $13.1 million related to the acquired intangible assets from GPI and $4.0 million of expenses associated with the ongoing integration of B.W.P. Distributors, Inc. ("BWP"). Our diluted EPS for the first quarter of Fiscal 2013 included $1.7 million of BWP integration costs. Operating income for the first quarter of 2014 increased to $255.8 million, a 25.4% increase compared to the first quarter of 2013.

Our customer traffic continued to improve from our prior year experience and was more consistent throughout the quarter driven by higher demand resulting from the extreme winter weather. Sales in all markets accelerated from the fourth quarter, with our cold weather markets accelerating at a faster pace. We believe that consumers continue to remain cautious with their spending, focusing on needed repairs for part failure or safety to ensure vehicle reliability in tough winter conditions. Throughout our business, we remain focused on investments in those areas that will drive our sales growth, customer service excellence and profits. We used available cash generated from operations to invest in initiatives to support our two key strategies, Superior Availability and Service Leadership, which are discussed later in "Business and Industry Update."

On January 2, 2014, we acquired GPI in an all-cash transaction for $2.08 billion. GPI, formerly a privately-held company, is a leading distributor and supplier of original equipment and aftermarket replacement products for commercial markets operating under the Carquest and Worldpac brands. As of the acquisition date, GPI operated 1,233 Carquest stores and 103 Worldpac branches located in 45 states and Canada and served approximately 1,400 independently-owned Carquest stores. We believe the acquisition of GPI will allow us to expand its geographic presence, Commercial capabilities and overall scale to better serve customers. For additional information on the GPI acquisition, refer to Note 3, "Acquisitions," in the Notes to our Condensed Consolidated Financial Statements.

Summary of First Quarter Financial Results

A high-level summary of our financial results for the first quarter of Fiscal 2014 is included below:

•
Total sales during the first quarter of Fiscal 2014 were $2,969.5 million, an increase of 47.3% as compared to the first quarter of Fiscal 2013. This increase was primarily driven by the acquisition of GPI, a comparable store sales increase of 2.4% and new stores opened during the past 12 months.

•
Our operating income for the first quarter of Fiscal 2014 was $255.8 million, an increase of $51.7 million from the comparable period of Fiscal 2013. As a percentage of total sales, operating income was 8.6%, a decrease of 151 basis points, due to a lower gross profit rate partially offset by a favorable SG&A rate.

•
Our inventory balance as of April 19, 2014 increased $1,487.2 million, or 61.4%, over our inventory balance as of April 20, 2013, driven mainly by the GPI acquisition as well as investments in additional availability through upgrades and additional HUB stores.

•
We generated operating cash flow of $81.1 million during the sixteen weeks ended April 19, 2014, a decrease of 40.0% from the comparable period in Fiscal 2013, primarily due to an increase in inventory, net of accounts payable, partially offset by an increase in net income.

Refer to the "Results of Operations" and "Liquidity and Capital Resources" sections for further details of our income statement and cash flow results, respectively.

Business and Industry Update

In 2014, we have two essential priorities - (i) deliver results by executing under our key strategies of Superior Availability and Service Leadership and (ii) successfully achieve the first year goals of the multi-year GPI integration plan. Our key strategies remain consistent with 2013. Superior Availability is aimed at product availability and maximizing the speed, reliability and efficiency of our supply chain. Service Leadership leverages our product availability in addition to more consistent execution of customer-facing initiatives to strengthen our integrated operating approach of serving our customers in our stores and on-line. Through these two key strategies and the integration of GPI, we believe we can continue to build on the initiatives discussed below to produce favorable financial results over the long term. Sales to Commercial customers remain the biggest opportunity for us to increase our overall market share in the automotive aftermarket industry. Our Commercial sales, as a percentage of total sales, increased to 56% for the first quarter of Fiscal 2014 compared to 41% for the same period in Fiscal 2013. This increase is primarily due to the contribution of the acquired GPI and BWP operations which are significantly more heavily weighted in Commercial than our Advance Auto Parts stores.

Our strategic priorities include:

•
Growing our Commercial business through improved delivery speed and reliability, increased customer retention, increased volume with national and regional accounts, and the integrations of BWP and GPI;

•
Improving localized parts availability through the continued increase in the number of our larger HUB stores, an increased focus on in-store availability enabled by rolling out a second source network between store brands, and leveraging the advancement of our supply chain infrastructure, which began with our new Remington, IN, distribution center and is expanding to other distribution centers;

•	Maintaining a steady new store growth rate despite the focus on integrating GPI; and

•
Continuing our focus on store execution through more effective scheduling, increased productivity and simplification, improved product on-hand accuracy, expanded sales training and continued measurement of customer engagement.

The automotive aftermarket industry is influenced by a number of general macroeconomic factors similar to those affecting the overall retail and distribution industry. These factors include, but are not limited to, fuel costs, unemployment rates, consumer confidence and spending habits, and competition. While we believe the difficult conditions affecting the macroeconomic environment continue to constrain consumer spending in the automotive aftermarket, we remain confident that the long-term dynamics of the industry are positive. We believe the two key drivers of demand within the automotive aftermarket are (i) the number of miles driven and (ii) the number and average age of vehicles on the road.

Favorable industry dynamics include:

•	an increase in the number and average age of vehicles;

•	a long-term expectation that miles driven will continue to increase based on historical trends; and

•	less volatility in gas prices compared to prior years.

Conversely, the factors negatively affecting the automotive aftermarket industry include:

•	deferral of elective automotive maintenance in the near term as more consumers contemplate new automobile purchases; and

•	longer maintenance and part failure intervals on newer cars due to improved quality.

We remain encouraged by (i) the long-term fundamentals of the automotive aftermarket industry and (ii) initiatives that we have underway to support of our key strategies. Our teams are focused on the importance of driving consistent sales outcomes for our customers and building on the comparable store sales momentum generated over the past two quarters. We expect to continue building on our operational and execution achievements and continue our investments in those areas that will drive our sales growth, customer service excellence and profit growth. We are pleased with the early integration progress with GPI as the work will allow us to fully leverage our breadth of capabilities, build market leading positions with our commercial customers, and enable us to capture economies of scale from the acquisition.

Store Development

We serve our DIY and Commercial customers in a similar fashion through four different store brands. The below table sets forth detail of our store development activity for the sixteen weeks ended April 19, 2014 and April 20, 2013, respectively, including the consolidation of stores as part of our integration plans and the number of locations with Commercial delivery programs. During Fiscal 2014, we anticipate adding approximately 120 to 140 new stores and branches.

	AAP	AI	BWP	CARQUEST	WORLDPAC	Total
December 28, 2013	3,741	217	91	—	—	4,049
New	17	—	—	3	2	22
Closed	(2)	(1)	—	(6)	—	(9)
Acquired (1)	—	—	—	1,233	103	1,336
Consolidated (2)	—	—	(17)	—	—	(17)
Converted (3)	18	—	(18)	—	—	—
April 19, 2014	3,774	216	56	1,230	105	5,381
Locations with commercial delivery programs	3,422	216	56	1,230	105	5,029

December 29, 2012	3,576	218	—	—	—	3,794
New	49	7	—	—	—	56
Closed	(3)	(2)	—	—	—	(5)
Acquired (1)	—	—	124	—	—	124
April 20, 2013	3,622	223	124	—	—	3,969
Locations with commercial delivery programs	3,319	223	124	—	—	3,666

(1) We acquired 1,233 Carquest stores and 103 Worldpac branches as a result of the acquisition of GPI on January 2, 2014. We acquired 124 stores operating under the Carquest brand as a result of the acquisition of BWP on December 31, 2012.

(2) Consolidated stores include BWP stores whose operations were consolidated into existing AAP locations as a result of the planned integration of BWP.

(3) Converted stores include BWP stores that were re-branded as an AAP store as a result of the planned integration of BWP.

Critical Accounting Policies

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Our discussion and analysis of the financial condition and results of operations are based on these financial statements. The preparation of these financial statements requires the application of accounting policies in addition to certain estimates and judgments by our management. Our estimates and judgments are based on currently available information, historical results and other assumptions we believe are reasonable. Actual results could differ materially from these estimates. With the exception of the below update, we consistently applied the critical accounting policies discussed in our 2013 Form 10-K during the sixteen weeks ended April 19, 2014. For a complete discussion regarding these critical accounting policies, refer to the 2013 Form 10-K.

Acquisition Impacts

We acquired GPI on January 2, 2014. The process of integrating GPI with AAP has begun, and we expect it to continue over the next three years. We used various valuation methodologies to estimate the fair value of assets acquired and liabilities assumed, including using a market participant perspective when applying certain generally accepted valuation techniques, supplemented with market appraisals where appropriate. Significant judgments and estimates were required in preparing these fair value estimates. Decisions about product offerings, brand usage, store conversions and other elements of the integration plan could be different from current plans. Accordingly, critical accounting policies and estimates such as, but not limited to, inventory valuation/obsolescence, asset impairments, goodwill and other intangible assets and income taxes may have additional acquisition-related impacts beyond what is described in these respective critical accounting policies in our 2013 Form 10-K.

Components of Statement of Operations

Net Sales

Net sales consist primarily of merchandise sales from our retail store locations to both our DIY and Commercial customers and sales from our e-commerce website. Our total sales growth is comprised of both comparable store sales and new store sales. We calculate comparable store sales based on the change in store sales commencing when a store has been open for 13 complete accounting periods (approximately one year) and by including e-commerce sales. We include sales from relocated stores in comparable store sales from the original date of opening. Acquired stores are included in our comparable store sales once the stores have completed 13 complete accounting periods following the acquisition date (approximately one year).

Cost of Sales

Our cost of sales consists of merchandise costs, net of incentives under vendor programs; inventory shrinkage, defective merchandise and warranty costs; and warehouse and distribution expenses, including depreciation and amortization. Gross profit as a percentage of net sales may be affected by (i) variations in our product mix, (ii) price changes in response to competitive factors and fluctuations in merchandise costs, (iii) vendor programs, (iv) inventory shrinkage, (v) defective merchandise and warranty costs and (vi) warehouse and distribution costs. We seek to minimize fluctuations in merchandise costs and instability of supply by entering into long-term purchasing agreements, without minimum purchase volume requirements, when we believe it is advantageous. Our gross profit may not be comparable to that of our competitors due to differences in industry practice regarding the classification of certain costs.

Selling, General and Administrative Expenses

SG&A expenses consist of store payroll, store occupancy costs (including rent and depreciation), advertising expenses, acquisition and integration related expenses, Commercial delivery expenses, other store expenses and general and administrative expenses, including salaries and related benefits of store support center Team Members, share-based compensation expenses, store support center administrative office expenses, data processing, professional expenses, self-insurance costs, depreciation and amortization, closed store expense and impairment charges, if any, and other related expenses.

Results of Operations

The following table sets forth certain of our operating data expressed as a percentage of net sales for the periods indicated.

	Sixteen Week Periods Ended
	April 19, 2014	April 20, 2013
Net sales	100.0%	100.0%
Cost of sales, including purchasing and warehousing costs	54.4	50.0
Gross profit	45.6	50.0
Selling, general and administrative expenses	37.0	39.9
Operating income	8.6	10.1
Interest expense	(0.8)	(0.5)
Other expense, net	0.0	0.0
Provision for income taxes	2.9	3.6
Net income	5.0%	6.0%

Sixteen Week Periods Ended April 19, 2014 Compared to Sixteen Week Periods Ended April 20, 2013

Net Sales

Net sales for the sixteen weeks ended April 19, 2014 were $2,969.5 million, an increase of $954.2 million, or 47.3%, as compared to net sales for the sixteen weeks ended April 20, 2013. The sales increase was primarily due to the acquisition of GPI, our comparable store sales increase of 2.4% and the addition of 80 net new stores and two new branches. The comparable store sales increase was driven by an approximately flat transaction count coupled with an increase in transaction value, which is reflective of higher priced products sold and a higher mix of Commercial sales. Sales in all markets accelerated from the fourth quarter with our cold weather markets accelerating at a faster pace. Our customer traffic and sales were improved from our 2013 trends driven by the severe winter weather during the quarter and overall better execution in our stores. The severe winter caused more parts to fail and more consumers to complete critical maintenance to ensure reliability during the severe conditions. We generated double digit sales increases in batteries and anti-freeze as well as strong wiper sales.

Gross Profit

Gross profit for the sixteen weeks ended April 19, 2014 was $1,353.1 million, or 45.6% of net sales, as compared to $1,008.2 million, or 50.0% of net sales, for the comparable period of last year, representing a decrease of 446 basis points. The 446 basis-point decrease in gross profit rate was driven primarily by the acquisition of GPI which has a significantly higher mix of Commercial sales, with a lower gross profit rate, as compared to Advance Auto Parts. Our Commercial sales, as a percentage of total sales, increased to 56% for the first quarter of Fiscal 2014 compared to 41% for the same period in Fiscal 2013. Partially offsetting the decrease in our gross profit were cost synergies resulting from the acquisition and supply chain efficiencies driven primarily by the increase in our Advance Auto Parts inventory during the quarter.

SG&A

SG&A expenses for the sixteen weeks ended April 19, 2014 were $1,097.3 million, or 37.0% of net sales, as compared to $804.1 million, or 39.9% of net sales, for the comparable period of last year, representing a decrease of 295 basis points. This decrease as a percentage of net sales was primarily due to the lower SG&A profile of GPI as a result of their higher concentration of Commercial sales. Other drivers of our SG&A rate included fixed cost leverage from the positive sales performance partially offset by higher occupancy costs driven by the harsh winter weather, higher incentive compensation, GPI integration costs and amortization of the acquired GPI intangible assets.

Operating Income

Operating income for the sixteen weeks ended April 19, 2014 was $255.8 million, or 8.6% of net sales, as compared to $204.1 million, or 10.1% of net sales, for the comparable period of last year, representing a decrease of 151 basis points. This decrease was reflective of a decrease in our gross profit rate partially offset by a favorable change in our SG&A rate. These decreases on a rate basis were due to the gross profit and SG&A drivers previously discussed.

Interest Expense

Interest expense for the sixteen weeks ended April 19, 2014 was $23.6 million, or 0.8% of net sales, as compared to $10.7 million, or 0.5% of net sales, for the comparable period in Fiscal 2013. The increase in interest expense is due to additional borrowings related to the acquisition of GPI.

Income Taxes

Income tax expense for the sixteen weeks ended April 19, 2014 was $85.0 million, as compared to $72.6 million for the comparable period of Fiscal 2013. Our effective income tax rate was 36.5% and 37.3% for the sixteen weeks ended April 19, 2014 and April 20, 2013, respectively. The reduction in our effective tax rate was primarily due to a favorable state tax settlement during the quarter. We expect to maintain an effective tax rate of approximately 38% for the balance of the fiscal year.

Net Income

Net income for the sixteen weeks ended April 19, 2014 was $147.7 million, or $2.01 per diluted share, as compared to $121.8 million, or $1.65 per diluted share, for the comparable period of Fiscal 2013. As a percentage of net sales, net income for the sixteen weeks ended April 19, 2014 was 5.0%, as compared to 6.0% for the comparable period of Fiscal 2013. The increase in diluted EPS was driven primarily by the acquisition of GPI. Negatively impacting diluted EPS and net income in the first quarter of 2014 were $4.0 million of expenses associated with the ongoing integration of BWP, along with $11.5 million of GPI integration costs and GPI amortization expense of $13.1 million related to the acquired intangible assets.

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

At April 19, 2014, our cash and cash equivalents balance was $83.4 million, a decrease of $1,029.1 million compared to December 28, 2013 (the end of Fiscal 2013). This decrease in cash during the sixteen weeks ended April 19, 2014 was primarily a result of cash used in the acquisition of GPI partially offset by net borrowings on our credit facilities. Additional discussion of our cash flow results, including the comparison of the activity for the sixteen weeks ended April 19, 2014 to the comparable period of Fiscal 2013, is set forth in the Analysis of Cash Flows section.

As of April 19, 2014, our outstanding indebtedness was $2,072.6 million, or $1,019.0 million higher when compared to December 28, 2013, as a result of additional borrowings associated with the acquisition of GPI. Additionally, we had $133.0 million in letters of credit outstanding. The letters of credit generally have a term of one year or less and primarily serve as collateral for our self-insurance policies. Our debt availability as of April 19, 2014 was $548.0 million based on the maximum amount of additional borrowings allowed under our leverage ratio.

GPI Acquisition

We borrowed $1,006.0 million, which we used along with cash on-hand to fund the $2.08 billion acquisition of GPI on January 2, 2014 as discussed elsewhere in this Quarterly Report on Form 10-Q. In addition to the normal operations of GPI, we will incur a significant amount of integration costs over the next three years in conjunction with the integration of GPI, the majority of which we expect will be offset with savings from synergies obtained.

Capital Expenditures

Our primary capital requirements have been the funding of our new store development (leased and owned locations), maintenance of existing stores and investments under our Superior Availability and Service Leadership strategies, including supply chain and information technology. We lease approximately 85% of our stores. Our capital expenditures were $60.5 million for the sixteen weeks ended April 19, 2014, or $2.6 million less than the sixteen weeks ended April 20, 2013. In addition to routine capital expenditures, our capital investments during the sixteen weeks ended April 19, 2014 included the acquisition of GPI for $2,056.9 million, net of cash acquired.

Our future capital requirements will depend in large part on the number of and timing of new stores we open within a given year and the investments we make in existing stores, information technology, supply chain network and the integration of GPI. We anticipate that our capital expenditures in Fiscal 2014 will be approximately $325 million to $350 million. These investments will be primarily driven by new store development (leased and owned locations), investments in our existing stores and investments under our Superior Availability and Service Leadership strategies, including continued investments in our supply chain network and new systems. During the sixteen weeks ended April 19, 2014, we opened 20 stores and two Worldpac branches compared to 56 stores during the comparable period of last year. We anticipate opening between 120 to 140 stores and branches during Fiscal 2014. We have not yet finalized the allocation of openings between our brands.

Stock Repurchase Program

Our stock repurchase program allows us to repurchase our common stock on the open market or in privately negotiated transactions from time to time in accordance with the requirements of the SEC. Our $500 million stock repurchase program in place as of April 19, 2014 was authorized by our Board of Directors on May 14, 2012.

During the sixteen weeks ended April 19, 2014, we repurchased no shares of our common stock under our stock repurchase program. At April 19, 2014, we had $415.1 million remaining under our stock repurchase program. We repurchased 4,833 shares of our common stock at an aggregate cost of $0.6 million, or an average price of $127.31 per share, in connection with the net settlement of shares issued as a result of the vesting of restricted stock during the sixteen weeks ended April 19, 2014.

Dividend

Since Fiscal 2006, our Board of Directors has declared quarterly dividends of $0.06 per share to stockholders of record. On May 14, 2014, our Board of Directors declared a quarterly dividend of $0.06 per share to be paid on July 2, 2014 to all common stockholders of record as of June 18, 2014.

Analysis of Cash Flows

A summary and analysis of our cash flows for the sixteen week period ended April 19, 2014 as compared to the sixteen week period ended April 20, 2013 is included below.

	Sixteen Week Periods Ended
	April 19, 2014	April 20, 2013
	(in millions)
Cash flows provided by operating activities	$81.1	$135.3
Cash flows used in investing activities	(2,117.4)	(240.8)
Cash flows provided by (used in) financing activities	1,007.6	(84.8)
Effect of exchange rate changes on cash	(0.4)	—
Net decrease in cash and cash equivalents	$(1,029.1)	$(190.4)

Operating Activities

For the sixteen weeks ended April 19, 2014, net cash provided by operating activities decreased $54.2 million to $81.1 million. This net decrease in operating cash flow compared to the prior year was primarily driven by an increase in inventory, net of accounts payable, and decrease in accrued operating expenses partially offset by higher net income. We increased inventory to support our availability initiatives including assortment upgrades and new HUB stores.

Investing Activities

For the sixteen weeks ended April 19, 2014, net cash used in investing activities increased $1,876.6 million to $2,117.4 million. The increase in cash used in investing activities was driven by cash used in the acquisition of GPI.

Financing Activities

For the sixteen weeks ended April 19, 2014, net cash provided by financing activities was $1,007.6 million, as compared to net cash used in financing activities of $84.8 million for the sixteen weeks ended April 20, 2013, an increase of $1,092.4 million. This increase was primarily a result of net proceeds of $1,019.0 million provided by borrowing activities associated with the acquisition of GPI.

Long-Term Debt

Bank Debt

We have a credit agreement which provides a $700.0 million unsecured term loan and a $1.0 billion unsecured revolving credit facility with Advance Stores Company, Inc. ("Advance Stores"), as Borrower, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent. The revolving credit facility also provides for the issuance of letters of credit with a sub-limit of $300.0 million and swingline loans in an amount not to exceed $50.0 million. We may request, subject to agreement by one or more lenders, that the total revolving commitment be increased by an amount not to exceed $250.0 million by those respective lenders (up to a total commitment of $1.25 billion) during the term of the credit agreement. Voluntary prepayments and voluntary reductions of the revolving balance are permitted in whole or in part, at our option, in minimum principal amounts as specified in the revolving credit facility. The revolving credit facility terminates in December 2018 and the term loan matures in January 2019.

As of April 19, 2014, under the credit agreement, we had borrowed $319.0 million under the revolver and $700.0 million under the term loan in conjunction with our acquisition of GPI on January 2, 2014. As of April 19, 2014, we had letters of credit outstanding of $133.0 million. The letters of credit generally have a term of one year or less and primarily serve as collateral for our self-insurance policies. Our debt availability as of April 19, 2014 was $548.0 million based on the maximum amount of additional borrowings allowed under our leverage ratio.

The interest rate on borrowings under the revolving credit facility is based, at our option, on adjusted LIBOR, plus a margin, or an alternate base rate, plus a margin. The current margin is 1.30% and 0.30% per annum for the adjusted LIBOR and alternate base rate borrowings, respectively. A facility fee is charged on the total amount of the revolving credit facility, payable in arrears. The current facility fee rate is 0.20% per annum and subject to change based on our credit ratings. Under the terms of the credit agreement, the interest rate and facility fee are based on our credit rating.

The interest rate on the term loan is based, at our option, on adjusted LIBOR, plus a margin, or an alternate base rate, plus a margin. The current margin is 1.50% and 0.50% per annum for the adjusted LIBOR and alternate base rate borrowings, respectively. Under the terms of the term loan, the interest rate is based on our credit rating and subject to change based on our credit rating.

The credit agreement contains customary covenants restricting the ability of (a) subsidiaries of Advance Stores to, among other things, create, incur or assume additional debt, (b) Advance Stores and its subsidiaries to, among other things, (i) incur liens, (ii) make loans and investments, (iii) guarantee obligations, and (iv) change the nature of its business conducted by itself and its subsidiaries; (c) Advance Auto Parts, Inc. ("Advance"), and its subsidiaries to, among other things (i) engage in certain mergers, acquisitions, asset sales and liquidations, (ii) enter into certain hedging arrangements, (iii) enter into restrictive agreements limiting its ability to incur liens on any of its property or assets, pay distributions, repay loans, or guarantee indebtedness of its subsidiaries, and (iv) engage in sale-leaseback transactions; and (d) Advance to, among other things, change its holding company status. Advance and Advance Stores are required to comply with financial covenants with respect to a maximum leverage ratio and a minimum coverage ratio. The credit agreement also provides for customary events of default, including non-payment defaults, covenant defaults and cross-defaults to Advance Stores’ other material indebtedness. We were in compliance with our covenants at April 19, 2014 with respect to the credit agreement.

Senior Unsecured Notes

We issued 4.50% senior unsecured notes in December 2013 at 99.69% of the principal amount of $450 million which are due December 1, 2023 (the “2023 Notes”). The 2023 Notes bear interest at a rate of 4.50% per year payable semi-annually in arrears on June 1 and December 1 of each year, beginning June 1, 2014. The net proceeds from the offering of these notes were approximately $445.2 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by us. The net proceeds from the 2023 Notes were used in aggregate with borrowings under our revolving credit facility and term loan and cash on-hand to fund our acquisition of GPI on January 2, 2014.

We issued 4.50% senior unsecured notes in January 2012 at 99.968% of the principal amount of $300 million and are due January 15, 2022 (the “2022 Notes”). The 2022 Notes bear interest at a rate of 4.50% per year payable semi-annually in arrears on January 15 and July 15 of each year. Our 5.75% senior unsecured notes were issued in April 2010 at 99.587% of the principal amount of $300 million and are due May 1, 2020 (the “2020 Notes” or collectively with the 2023 Notes and the 2022 Notes, “the Notes”). The 2020 Notes bear interest at a rate of 5.75% per year payable semi-annually in arrears on May 1 and November 1 of each year. Advance served as the issuer of the Notes with certain of our domestic subsidiaries currently serving as subsidiary guarantors. The terms of the Notes are governed by an indenture (as amended, supplemented, waived or otherwise modified, the “Indenture”) among us, the subsidiary guarantors from time to time party thereto and Wells Fargo Bank, National Association, as Trustee.

We may redeem some or all of the Notes at any time or from time to time, at the redemption price described in the Indenture. In addition, in the event of a Change of Control Triggering Event (as defined in the Indenture for the Notes), we will be required to offer to repurchase the Notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest to the repurchase date. The Notes are currently fully and unconditionally guaranteed, jointly and severally, on an unsubordinated and unsecured basis by each of the subsidiary guarantors party thereto. We will be permitted to release guarantees without the consent of holders of the Notes under the circumstances described in the Indenture: (i) upon the release of the guarantee of our other debt that resulted in the affected subsidiary becoming a guarantor of this debt; (ii) upon the sale or other disposition of all or substantially all of the stock or assets of the subsidiary guarantor; or (iii) upon our exercise of its legal or covenant defeasance option.

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

As of April 19, 2014, we had a credit rating from Standard & Poor’s of BBB- and from Moody’s Investor Service of Baa3. The current outlooks by Standard & Poor’s and Moody’s are both stable. The current pricing grid used to determine our borrowing rate under our revolving credit facility is based on our credit ratings. If these credit ratings decline, our interest rate on outstanding balances may increase and our access to additional financing on favorable terms may become more limited. In addition, it could reduce the attractiveness of our vendor payment program, where certain of our vendors finance payment obligations from us with designated third party financial institutions, which could result in increased working capital requirements. Conversely, if these credit ratings improve, our interest rate may decrease.

Off-Balance-Sheet Arrangements

We guarantee loans made by banks to various of our independent store customers totaling $33.8 million as of April 19, 2014. These loans are collateralized by security agreements on merchandise inventory and other assets of the borrowers. We believe the likelihood of performance under these guarantees is remote and that the fair value of these guarantees is very minimal. As of April 19, 2014, we had no other off-balance-sheet arrangements as defined in Regulation S-K Item 303 of the SEC regulations. We include other off-balance-sheet arrangements in our contractual obligations table in our 2013 Form 10-K, including operating lease payments, interest payments on our Notes and revolving credit facility and letters of credit outstanding.

Contractual Obligations

In connection with the acquisition of GPI, we made borrowings from our term loan and revolving credit facility. As of April 19, 2014 we had outstanding borrowings under the term loan and revolving credit facility of $1,019.0 million. Of this balance, $52.5 million is due in Fiscal 2014, $140.0 million is due in 2015-2016, $441.5 million is due in 2017-2018 and $385.0 million is due thereafter. In addition, we acquired GPI's outstanding operating leases with future minimum lease payments totaling $859.6 million as of April 19, 2014, which are recognized in expense over the respective lease terms.

As of April 19, 2014, there were no other material changes to our outstanding contractual obligations as compared to our contractual obligations outstanding as of December 28, 2013. For additional information regarding our contractual obligations see “Contractual Obligations” in our 2013 Form 10-K.

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

Interest Rate Risk

Our primary financial market risk is due to changes in interest rates. Historically, we have reduced our exposure to changes in interest rates by entering into various interest rate hedge instruments such as interest rate swap contracts and treasury lock agreements. We have historically utilized interest rate swaps to convert variable rate debt to fixed rate debt and to lock in fixed rates on future debt issuances. Our interest rate hedge instruments have been designated as cash flow hedges. At April 19, 2014, we had no derivative instruments outstanding.

The interest rates on borrowings under our revolving credit facility and term loan are based, at our option, on adjusted LIBOR, plus a margin, or an alternate base rate, plus a margin. As of April 19, 2014 we had $319.0 million of borrowings outstanding under our revolving credit facility and $700.0 million outstanding under our term loan, which exposes us to interest rate risk due to changes in variable interest rates. There is no interest rate risk associated with our 2020, 2022 or 2023 Notes, as the interest rates are fixed at 5.75%, 4.50% and 4.50%, respectively, per annum.

The table below presents principal cash flows and related weighted average interest rates on our revolving credit facility and term loan outstanding at April 19, 2014, by expected maturity dates. Weighted average variable rates are based on implied forward rates in the yield curve at April 19, 2014. Implied forward rates should not be considered a predictor of actual future interest rates.

	Fiscal 2014	Fiscal 2015	Fiscal 2016	Fiscal 2017	Fiscal 2018	Thereafter	Total	Fair Market Liability
	(dollars in thousands)
Variable rate	$52,500	$70,000	$70,000	$52,500	$389,000	$385,000	$1,019,000	$1,019,000
Weighted average interest rate	1.7%	2.0%	3.0%	4.0%	4.6%	5.4%	2.9%	—

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

Changes in Internal Control Over Financial Reporting

We acquired GPI on January 2, 2014 and consider the transaction material to our results of operations, cash flows and financial position from the date of acquisition. In conducting our evaluation of the effectiveness of our internal control over financial reporting, we have elected to exclude GPI from our evaluation as generally permitted by the SEC. We are currently in the process of evaluating and integrating GPI's controls over financial reporting. See Note 3, Acquisitions, to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for discussion of the acquisition and related financial data. There were no other changes in our internal control over financial reporting that occurred during the quarter ended April 19, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

6BPART II.  OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth the information with respect to repurchases of our common stock for the quarter ended April 19, 2014 (amounts in thousands, except per share amounts):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
December 29, 2013 to January 25, 2014	—	$—	—	$415,092
January 26, 2014 to February 22, 2014	1	126.99	—	415,092
February 23, 2014 to March 22, 2014	4	127.36	—	415,092
March 23, 2014 to April 19, 2014	—	—	—	415,092

Total	5	$127.31	—	$415,092

(1)
We repurchased 4,833 shares of our common stock, at an aggregate cost of $0.6 million, or an average purchase price of $127.31 per share, in connection with the net settlement of shares issued as a result of the vesting of restricted stock during the sixteen weeks ended April 19, 2014.

(2)	Our $500 million stock repurchase program was authorized by our Board of Directors on May 14, 2012.

ITEM 6.	EXHIBITS

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith
3.1	Restated Certificate of Incorporation of Advance Auto Parts, Inc. (“Advance Auto”) (as amended effective as of June 7, 2013).	10-Q	3.1	8/19/2013
3.2	Amended and Restated Bylaws of Advance Auto (effective June 7, 2013).	8-K	3.2	6/13/2013
4.11
Seventh Supplemental Indenture, dated as of February 28, 2014, among Advance Auto Parts, Inc., each of the Subsidiary Guarantors from time to time party thereto and Wells Fargo Bank, National Association, as Trustee.
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

ADVANCE AUTO PARTS, INC.

May 28, 2014	By:	/s/ Michael A. Norona
Michael A. Norona Executive Vice President and Chief Financial Officer

S-1

EXHIBIT INDEX

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith
3.1	Restated Certificate of Incorporation of Advance Auto Parts, Inc. (“Advance Auto”) (as amended effective as of June 7, 2013).	10-Q	3.1	8/19/2013
3.2	Amended and Restated Bylaws of Advance Auto (effective June 7, 2013).	8-K	3.2	6/13/2013
4.11
Seventh Supplemental Indenture, dated as of February 28, 2014, among Advance Auto Parts, Inc., each of the Subsidiary Guarantors from time to time party thereto and Wells Fargo Bank, National Association, as Trustee.
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