Form 10-Q
period 2014-07-12
ADVANCE AUTO PARTS INC
filed 2014-08-20
CIK 1158449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 12, 2014
OR
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

As of August 15, 2014, the registrant had outstanding 72,975,452 shares of Common Stock, par value $0.0001 per share (the only class of common stock of the registrant outstanding).

i

PART I.  FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF
ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
July 12, 2014, December 28, 2013 and July 13, 2013
(in thousands, except per share data)
(unaudited)

	July 12, 2014	December 28, 2013	July 13, 2013
Assets
Current assets:
Cash and cash equivalents	$67,446	$1,112,471	$520,969
Receivables, net	622,432	277,595	281,714
Inventories, net	3,935,157	2,556,557	2,407,041
Other current assets	89,741	42,761	66,555
Total current assets	4,714,776	3,989,384	3,276,279
Property and equipment, net of accumulated depreciation of $1,312,031, $1,255,474 and $1,189,931	1,422,083	1,283,970	1,285,029
Assets held for sale	615	2,064	2,237
Goodwill	1,001,213	199,835	199,791
Intangible assets, net	779,401	49,872	56,155
Other assets, net	51,437	39,649	32,797
	$7,969,525	$5,564,774	$4,852,288
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$70,694	$916	$878
Accounts payable	3,054,340	2,180,614	2,048,202
Accrued expenses	579,199	428,625	450,253
Other current liabilities	69,940	154,630	140,332
Total current liabilities	3,774,173	2,764,785	2,639,665
Long-term debt	1,797,795	1,052,668	604,117
Other long-term liabilities	583,032	231,116	239,527
Commitments and contingencies
Stockholders' equity:
Preferred stock, nonvoting, $0.0001 par value	—	—	—
Common stock, voting, $0.0001 par value	7	7	7
Additional paid-in capital	548,875	531,293	522,342
Treasury stock, at cost	(108,647)	(107,890)	(102,883)
Accumulated other comprehensive income	6,774	3,683	4,749
Retained earnings	1,367,516	1,089,112	944,764
Total stockholders' equity	1,814,525	1,516,205	1,368,979
	$7,969,525	$5,564,774	$4,852,288

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
For the Twelve and Twenty-Eight Week Periods Ended
July 12, 2014 and July 13, 2013
(in thousands, except per share data)
(unaudited)

	Twelve Week Periods Ended		Twenty-Eight Week Periods Ended
	July 12, 2014	July 13, 2013	July 12, 2014	July 13, 2013
Net sales	$2,347,697	$1,549,553	$5,317,196	$3,564,857
Cost of sales, including purchasing and warehousing costs	1,285,589	770,330	2,901,966	1,777,428
Gross profit	1,062,108	779,223	2,415,230	1,787,429
Selling, general and administrative expenses	821,435	584,541	1,918,755	1,388,679
Operating income	240,673	194,682	496,475	398,750
Other, net:
Interest expense	(16,861)	(8,024)	(40,503)	(18,684)
Other income, net	208	365	811	1,323
Total other, net	(16,653)	(7,659)	(39,692)	(17,361)
Income before provision for income taxes	224,020	187,023	456,783	381,389
Provision for income taxes	84,532	70,152	169,569	142,728
Net income	$139,488	$116,871	$287,214	$238,661

Basic earnings per share	$1.91	$1.60	$3.93	$3.26
Diluted earnings per share	$1.89	$1.59	$3.90	$3.23
Dividends declared per common share	$0.06	$0.06	$0.12	$0.12

Weighted average common shares outstanding	72,930	72,930	72,895	73,081
Weighted average common shares outstanding - assuming dilution	73,399	73,343	73,374	73,607

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
For the Twelve and Twenty-Eight Week Periods Ended
July 12, 2014 and July 13, 2013
(in thousands)
(unaudited)

	Twelve Week Periods Ended		Twenty-Eight Week Periods Ended
	July 12, 2014	July 13, 2013	July 12, 2014	July 13, 2013
Net income	$139,488	$116,871	$287,214	$238,661
Other comprehensive income (loss):
Changes in net unrecognized other postretirement benefit costs, net of $89, $91, $207 and $157 tax	(139)	(142)	(323)	(245)
Postretirement benefit plan amendment	—	—	—	2,327
Currency translation	6,654	—	3,414	—
Total other comprehensive income (loss)	6,515	(142)	3,091	2,082
Comprehensive income	$146,003	$116,729	$290,305	$240,743

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders' Equity
For the Twenty-Eight Week Periods Ended
July 12, 2014 and July 13, 2013
(in thousands)
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock, at cost		Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount		Shares	Amount
Balance, December 28, 2013	—	$—	74,224	$7	$531,293	1,384	$(107,890)	$3,683	$1,089,112	$1,516,205
Net income									287,214	287,214
Total other comprehensive income								3,091		3,091
Issuance of shares upon the exercise of stock options and stock appreciation rights			111		1,874					1,874
Tax withholdings related to the exercise of stock appreciation rights					(4,120)					(4,120)
Tax benefit from share-based compensation, net					5,131					5,131
Restricted stock and restricted stock units vested			11							—
Share-based compensation					12,363					12,363
Stock issued under employee stock purchase plan			20		2,308					2,308
Repurchase of common stock						6	(757)			(757)
Cash dividends									(8,810)	(8,810)
Other					26					26
Balance, July 12, 2014	—	$—	74,366	$7	$548,875	1,390	$(108,647)	$6,774	$1,367,516	$1,814,525

Balance, December 29, 2012	—	$—	73,731	$7	$520,215	348	$(27,095)	$2,667	$714,900	$1,210,694
Net income									238,661	238,661
Total other comprehensive income								2,082		2,082
Issuance of shares upon the exercise of stock options and stock appreciation rights			424		1,903					1,903
Tax withholdings related to the exercise of stock appreciation rights					(19,891)					(19,891)
Tax benefit from share-based compensation, net					14,396					14,396
Restricted stock and restricted stock units vested			(8)							—
Share-based compensation					4,593					4,593
Stock issued under employee stock purchase plan			15		1,105					1,105
Repurchase of common stock						979	(75,788)			(75,788)
Cash dividends									(8,797)	(8,797)
Other					21					21
Balance, July 13, 2013	—	$—	74,162	$7	$522,342	1,327	$(102,883)	$4,749	$944,764	$1,368,979

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows For the Twenty-Eight Week Periods Ended July 12, 2014 and July 13, 2013 (in thousands) (unaudited)
	Twenty-Eight Week Periods Ended
	July 12, 2014	July 13, 2013
Cash flows from operating activities:
Net income	$287,214	$238,661
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	152,703	112,072
Share-based compensation	12,363	4,593
Loss on property and equipment, net	989	423
Other	1,402	858
Provision (benefit) for deferred income taxes	12,201	(5,893)
Excess tax benefit from share-based compensation	(5,138)	(14,570)
Net increase in, net of effect from acquisition of businesses:
Receivables, net	(87,365)	(33,266)
Inventories, net	(217,372)	(53,997)
Other assets	(39,048)	(13,965)
Net increase (decrease) in, net of effect from acquisition of businesses:
Accounts payable	169,352	(18,915)
Accrued expenses	32,181	93,683
Other liabilities	1,079	406
Net cash provided by operating activities	320,561	310,090
Cash flows from investing activities:
Purchases of property and equipment	(106,270)	(111,904)
Business acquisitions, net of cash acquired	(2,059,184)	(187,211)
Sale of certain assets of acquired business	—	16,798
Proceeds from sales of property and equipment	130	148
Net cash used in investing activities	(2,165,324)	(282,169)
Cash flows from financing activities:
Increase (decrease) in bank overdrafts	6,221	(8,724)
Borrowings under credit facilities	1,677,600	—
Payments on credit facilities	(862,600)	—
Dividends paid	(13,178)	(13,193)
Proceeds from the issuance of common stock, primarily exercise of stock options	4,208	3,029
Tax withholdings related to the exercise of stock appreciation rights	(4,120)	(19,891)
Excess tax benefit from share-based compensation	5,138	14,570
Repurchase of common stock	(757)	(75,788)
Contingent consideration related to previous business acquisition	(10,047)	(4,726)
Other	(406)	(340)
Net cash provided by (used in) financing activities	802,059	(105,063)

Effect of exchange rate change on cash	(2,321)	—

Net decrease in cash and cash equivalents	(1,045,025)	(77,142)
Cash and cash equivalents, beginning of period	1,112,471	598,111
Cash and cash equivalents, end of period	$67,446	$520,969

Advance Auto Parts, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows For the Twenty-Eight Week Periods Ended July 12, 2014 and July 13, 2013 (in thousands) (unaudited)
	Twenty-Eight Week Periods Ended
	July 12, 2014	July 13, 2013
Supplemental cash flow information:
Interest paid	$28,745	$17,879
Income tax payments	136,964	89,750
Non-cash transactions:
Accrued purchases of property and equipment	16,375	12,894
Receivable for sale of certain assets of acquired business	—	1,224
Changes in other comprehensive income from post retirement benefits	(323)	2,082

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Twenty-Eight Week Periods Ended July 12, 2014 and July 13, 2013
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

Segment and Related Information

As a result of the acquisition of General Parts International, Inc. ("GPI") on January 2, 2014, which is further described in Note 3, Acquisition, the Company reevaluated the composition of its reportable segments during the first quarter of fiscal 2014. Based on this analysis, the Company determined that it operates as a single reportable segment. As of July 12, 2014, the Company's operations are comprised of 5,289 stores and 106 distribution branches, which operate in the United States, Canada, Puerto Rico and the Virgin Islands primarily under the trade names “Advance Auto Parts”, "Carquest", "Autopart International" and "Worldpac". These locations offer a broad selection of brand name, original equipment manufacturer ("OEM") and proprietary automotive replacement parts, accessories, and maintenance items primarily for domestic and imported cars and light trucks. While the mix of do-it-yourself ("DIY") and Commercial customers varies among the four store brands, all of the locations serve customers through similar distribution channels. The Company has plans to fully integrate the Carquest company-operated stores and overall operations into Advance Auto Parts over the next three years and to eventually integrate the availability of all of the Company's product offerings throughout the entire chain.

The Company's Advance Auto Parts operations are currently comprised of three geographic areas. Each of the Advance Auto Parts geographic areas, in addition to Carquest and Worldpac, are individually considered operating segments which are aggregated into one reportable segment. Included in the Company's overall store operations are sales generated from its e-commerce platforms. The Company's e-commerce platforms, primarily consisting of its online websites and Commercial ordering platforms, are part of its integrated operating approach of serving its DIY and Commercial customers. The Company's online websites allow its DIY customers to pick up merchandise at a conveniently located store location or have their purchases shipped directly to them. The majority of the Company's online DIY sales are picked up at store locations. Through the Company's online ordering platforms, Commercial customers can conveniently place orders with a designated store location for delivery to their places of business.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Twenty-Eight Week Periods Ended July 12, 2014 and July 13, 2013
(in thousands, except per share data)
(unaudited)

New Accounting Pronouncements

In June 2014, the Financial Accounting Standard Board, or FASB, issued Accounting Standard Update, or ASU, 2014-12 “Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period." The amendments in this ASU require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015; earlier adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial condition, results of operations or cash flows.

In May 2014, the FASB issued ASU 2014-09 "Revenue from Contracts with Customers." This ASU is a comprehensive new revenue recognition model that expands disclosure requirements and requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. This ASU is effective for annual reporting periods beginning after December 15, 2016 and early adoption is not permitted. Accordingly, the Company will adopt this ASU on January 1, 2017. We are currently evaluating the impact of the adoption of this guidance on the Company's consolidated financial condition, results of operations and cash flows.

In April 2014, the FASB issued ASU No. 2014-08 "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of Equity", which amends the definition of a discontinued operation in Accounting Standards Codification, or ASC, 205-20 and requires entities to provide additional disclosures about discontinued operations as well as disposal transactions that do not meet the discontinued operations criteria. The new guidance changes the definition of a discontinued operation and requires discontinued operations treatment for disposals of a component or group of components that represents a strategic shift that has or will have a major impact on an entity’s operations or financial results. The ASU is effective prospectively for all disposals (except disposals classified as held for sale before the adoption date) or components initially classified as held for sale in periods beginning on or after December 15, 2014. Early adoption is permitted. The adoption of this guidance affects prospective presentation of disposals and therefore, is not expected to have a material impact on the Company's consolidated financial condition, results of operations or cash flows.

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

Inventories are stated at the lower of cost or market. The Company used the LIFO method of accounting for approximately 87% of inventories at July 12, 2014 and 95% of inventories at December 28, 2013 and July 13, 2013. Under LIFO, the Company’s cost of sales reflects the costs of the most recently purchased inventories, while the inventory carrying balance represents the costs for inventories purchased in Fiscal 2014 and prior years. As a result of utilizing LIFO, the Company recorded a reduction to cost of sales of $9,332 for the twenty-eight weeks ended July 12, 2014 and an increase to cost of sales of $4,702 for the twenty-eight weeks ended July 13, 2013. The Company's overall costs to acquire inventory for the same or similar products have generally decreased historically as the Company has been able to leverage its continued growth, execution of merchandising strategies and realization of supply chain efficiencies.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Twenty-Eight Week Periods Ended July 12, 2014 and July 13, 2013
(in thousands, except per share data)
(unaudited)

An actual valuation of inventory under the LIFO method is performed by the Company at the end of each fiscal year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected fiscal year-end inventory levels and costs.

Inventory balances at July 12, 2014, December 28, 2013 and July 13, 2013 were as follows:

	July 12, 2014	December 28, 2013	July 13, 2013
Inventories at FIFO, net	$3,794,063	$2,424,795	$2,285,553
Adjustments to state inventories at LIFO	141,094	131,762	121,488
Inventories at LIFO, net	$3,935,157	$2,556,557	$2,407,041

3.	Acquisition:

On January 2, 2014, the Company acquired GPI in an all-cash transaction. GPI, formerly a privately-held company, is a leading distributor and supplier of original equipment and aftermarket replacement products for commercial markets operating under the Carquest and Worldpac brands. As of the acquisition date, GPI operated 1,233 Carquest stores and 103 Worldpac branches located in 45 states and Canada and serviced approximately 1,400 independently-owned Carquest stores. The Company believes the acquisition of GPI will allow the Company to expand its geographic presence, Commercial capabilities and overall scale to better serve customers.

The Company acquired all of GPI's assets and liabilities as a result of the transaction. Under the terms of the agreement, the Company acquired all of the outstanding stock of GPI for a purchase price of $2,080,804 (subject to adjustment for certain closing items) consisting of $1,307,991 in cash to GPI's shareholders, the repayment of $694,301 of GPI debt and $78,512 in make-whole fees and transaction-related expenses. The Company funded the purchase price with cash on-hand, $700,000 from a term loan and $306,046 from a revolving credit facility. Refer to Note 6, Long-Term Debt, for a more detailed description of this debt. The Company recognized $26,970 of acquisition-related costs during Fiscal 2013, which was included in selling, general and administrative expenses and interest expense. The Company recognized no acquisition-related costs during the twelve and twenty-eight weeks ended July 12, 2014, as all of these costs were recognized during Fiscal 2013. The Company has included the financial results of GPI in its consolidated financial statements commencing January 2, 2014. GPI contributed sales of $737,080 and net income of $23,726 during the twelve weeks ended July 12, 2014. GPI contributed sales of $1,617,011 and net income of $39,566 during the twenty-eight weeks ended July 12, 2014. The net income reflects amortization related to the acquired intangible assets and integration expenses.

Included in the total purchase price, $200,881 was placed in escrow to secure indemnification obligations of the sellers relating to the accuracy of representations, warranties and the satisfaction of covenants. Half of the escrow funds will be disbursed to the Sellers on July 2, 2015 and the remaining amounts distributed on January 2, 2017, after deducting for any claims made. At the acquisition date, the Company recognized a net indemnification asset of $4,585 with respect to liabilities for which it intends to make a claim from escrow. According to the agreement, the Company will be indemnified, for the escrow term of three years, against losses incurred relating to taxes owed by GPI for periods prior to June 30, 2013.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Twenty-Eight Week Periods Ended July 12, 2014 and July 13, 2013
(in thousands, except per share data)
(unaudited)

Purchase Price Allocation

The following table summarizes the consideration paid for GPI and the amounts of the assets acquired and liabilities assumed as of the acquisition date, which have been allocated on a preliminary basis:

Total Consideration	$2,080,804

Recognized amounts of identifiable assets acquired and liabilities assumed
Cash and cash equivalents	$25,176
Receivables	256,727
Inventory	1,159,008
Other current assets	125,591
Property, plant and equipment	162,545
Intangible assets	756,571
Other assets	1,741
Accounts payable	(704,282)
Accrued and other current liabilities	(143,071)
Long-term liabilities	(357,350)
Total identifiable net assets	1,282,656

Goodwill	798,148

Total acquired net assets	$2,080,804

During the twelve weeks ended July 12, 2014 the Company obtained new information about facts and circumstances that existed as of the acquisition date that resulted in a change in the fair value of assets and liabilities recognized. Accordingly, the fair values of assets and liabilities have been revised as of the acquisition date, resulting in a decrease in goodwill of $13,183 primarily related to adjustments of deferred income taxes.

Due to the nature of GPI's business, the assets acquired and liabilities assumed as part of this acquisition are similar in nature to those of the Company. The fair value of assets acquired and liabilities assumed was based upon a preliminary valuation and the estimates and assumptions are subject to change within the measurement period as additional information is obtained. The goodwill attributable to the acquisition will not be amortizable or deductible for tax purposes. The goodwill of $798,148 arising from the acquisition consists largely of the anticipated synergies and economies of scale from the combined companies and the overall strategic importance of GPI to the Company. For additional information regarding goodwill and intangible assets acquired, see Note 4, Goodwill and Intangible Assets.

The Company recorded a liability associated with unfavorable leases of $48,604, which is included in other long-term liabilities. Favorable and unfavorable lease assets and liabilities will be amortized to rent expense over their expected lives which approximates the period of time that the favorable or unfavorable lease terms will be in effect. The fair value of financial assets acquired included receivables of $256,727 primarily from Commercial customers and vendors. The gross amount due was $269,736, of which $13,009 was expected to be uncollectible.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Twenty-Eight Week Periods Ended July 12, 2014 and July 13, 2013
(in thousands, except per share data)
(unaudited)

Unaudited Pro Forma Financial Information

The following unaudited consolidated pro forma financial information combines the respective measure of the Company for the twelve and twenty-eight weeks ended July 13, 2013 and GPI for the three and six months ended June 30, 2013. The pro forma financial information has been prepared by adjusting the historical data to give effect to the acquisition as if it had occurred on December 30, 2012 (the first day of the Company's fiscal 2013).

	July 13, 2013	July 13, 2013
	(Second Quarter Ended)	(Year to Date Ended)
Pro forma:
Net sales	$2,328,733	$5,037,623

Net income	$141,001	$266,664

Basic earnings per share	$1.93	$3.65

Diluted earnings per share	$1.92	$3.62
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

•
elimination of the GPI recognition of a deferred gain in 2013 of $1,122 and $2,710 for the three and six months ended June 30, 2013, respectively, from a sale leaseback transaction as the deferred values were subsequently removed in purchase accounting.

The unaudited pro forma results do not reflect future events that either have occurred or may occur after the acquisition, including, but not limited to, the anticipated realization of ongoing savings from operating synergies in subsequent periods. They also do not give effect to certain charges that the Company expects to incur in connection with the integration of GPI, including, but not limited to, additional professional fees, employee integration costs, potential asset impairments, and accelerated depreciation and amortization.

Restructuring

Following the acquisition of GPI, the Company approved plans in June 2014 to relocate and consolidate certain operations among its corporate support center offices. In addition, the Company expects to consolidate approximately 100 Carquest and Advance Auto Parts stores. In connection with these relocations, office closings and store consolidations, the Company plans to relocate some employees and terminate the employment of others. The Board of Directors of the Company approved this action in order to take advantage of synergies following the acquisition of GPI and to capitalize on the strength of existing locations and organizational experience. The Company anticipates the substantial completion of the relocations and office closings by the end of 2015. The Company anticipates the substantial completion of the store consolidations by the end of 2014.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Twenty-Eight Week Periods Ended July 12, 2014 and July 13, 2013
(in thousands, except per share data)
(unaudited)

Employees receiving severance/outplacement benefits will be required to render service until they are terminated in order to receive the benefits. Therefore, the severance/outplacement benefits will be recognized over the related service periods.
Contract termination costs, such as those associated with closed store leases, will be recognized at the cease-use date.
Other restructuring costs, including costs to consolidate or close facilities and relocate employees will be recognized in the period in which the liability is incurred. As of July 12, 2014 expenses recognized related to the restructuring were immaterial and no stores had closed under the consolidation plan.

4. Goodwill and Intangible Assets:

Goodwill

The following table reflects the carrying amount of goodwill and the changes in goodwill carrying amounts.

	July 12, 2014	December 28, 2013	July 13, 2013
	(28 weeks ended)	(52 weeks ended)	(28 weeks ended)
Goodwill, beginning of period	$199,835	$76,389	$76,389
Acquisitions	798,643	123,446	123,402
Changes in foreign currency exchange rates	2,735	—	—

Goodwill, end of period	$1,001,213	$199,835	$199,791

As discussed in Note 3, Acquisition, on January 2, 2014, the Company acquired GPI in an all-cash transaction which resulted in the addition of $798,148 of goodwill. During the twenty-eight weeks ended July 12, 2014, the Company also added $495 of goodwill associated with the acquisition of eight independent stores. On December 31, 2012, the Company acquired B.W.P. Distributors, Inc. ("BWP") in an all-cash transaction which resulted in the addition of $123,446 of goodwill.

Intangible Assets Other Than Goodwill

The Company recorded an increase to intangible assets of $757,379 during the twenty-eight weeks ended July 12, 2014 related to the acquisition of GPI and eight independent stores. The increase included customer relationships of $330,258 which will be amortized over 12 years, non-competes totaling $50,656 which will be amortized over 5 years and favorable leases of $56,465 which are amortized over the life of the leases at a weighted average of 4.5 years. The increase also includes indefinite-life intangibles of $320,000 from acquired brands.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Twenty-Eight Week Periods Ended July 12, 2014 and July 13, 2013
(in thousands, except per share data)
(unaudited)

The Company recorded an increase to intangible assets of $31,600 during the twenty-eight weeks ended July 13, 2013. The increase included Customer Relationships of $26,400 which will be amortized over 12 years and other intangible assets totaling $5,200 which will be amortized over a weighted average of 3.4 years. The gross and net carrying amounts of acquired intangible assets as of July 12, 2014, December 28, 2013 and July 13, 2013 are comprised of the following:

	Acquired Intangible Assets
	Subject to Amortization				Not Subject to Amortization	Total Intangible Assets (excluding goodwill)
	Customer Relationships	Acquired Technology	Favorable Leases	Non-Compete and Other	Brands, Trademark and Tradenames
Gross:
Gross carrying amount at December 28, 2013	$33,601	$8,850	$—	$6,085	$20,550	$69,086
Additions	330,258	—	56,465	50,656	320,000	757,379
Effect of exchange rate changes on intangibles	1,269	—	172	—	1,630	3,071
Gross carrying amount at July 12, 2014	$365,128	$8,850	$56,637	$56,741	$342,180	$829,536

Gross carrying amount at December 29, 2012	$9,800	$8,850	$—	$885	$20,550	$40,085
Additions	26,400	—	—	5,200	—	31,600
Gross carrying amount at July 13, 2013	$36,200	$8,850	$—	$6,085	$20,550	$71,685

Net:
Net book value at December 28, 2013	$23,292	$2,469	$—	$3,561	$20,550	$49,872
Additions	330,258	—	56,465	50,656	320,000	757,379
2014 amortization	(16,404)	(1,588)	(6,475)	(6,454)	—	(30,921)
Effect of exchange rate changes on intangibles	1,269	—	172	—	1,630	3,071
Net carrying amount at July 12, 2014	$338,415	$881	$50,162	$47,763	$342,180	$779,401

Net book value at December 29, 2012	$2,658	$5,419	$—	$218	$20,550	$28,845
Additions	26,400	—	—	5,200	—	31,600
2013 amortization	(1,702)	(1,588)	—	(1,000)	—	(4,290)
Net carrying amount at July 13, 2013	$27,356	$3,831	$—	$4,418	$20,550	$56,155

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Twenty-Eight Week Periods Ended July 12, 2014 and July 13, 2013
(in thousands, except per share data)
(unaudited)

Future Amortization Expense

The table below shows expected amortization expense for the next five years for acquired intangible assets recorded as of July 12, 2014:

Fiscal Year	Amount
Remainder of 2014	$25,781
2015	52,357
2016	48,536
2017	46,183
2018	43,299
Thereafter	221,065

5.	Receivables, net:

Receivables consist of the following:

	July 12, 2014	December 28, 2013	July 13, 2013
Trade	$453,622	$145,670	$163,978
Vendor	166,926	138,336	118,293
Other	18,714	6,884	10,541
Total receivables	639,262	290,890	292,812
Less: Allowance for doubtful accounts	(16,830)	(13,295)	(11,098)
Receivables, net	$622,432	$277,595	$281,714

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Twenty-Eight Week Periods Ended July 12, 2014 and July 13, 2013
(in thousands, except per share data)
(unaudited)

6.	Long-term Debt:

Long-term debt consists of the following:

	July 12, 2014	December 28, 2013	July 13, 2013
Revolving facility at variable interest rates (1.90% and 1.47% at July 12, 2014 and December 28, 2013, respectively, due December 5, 2018; and 1.69% at July 13, 2013, replaced by the current facility)	$132,500	$—	$—
Term loan at variable interest rates (1.72% and 1.67% at July 12, 2014 and December 28, 2013, respectively) due January 2, 2019	682,500	—	—
5.75% Senior Unsecured Notes (net of unamortized discount of $803, $865 and $916 at July 12, 2014, December 28, 2013 and July 13, 2013, respectively) due May 1, 2020	299,197	299,135	299,084
4.50% Senior Unsecured Notes (net of unamortized discount of $76, $80 and $84 at July 12, 2014, December 28, 2013 and July 13, 2013, respectively) due January 15, 2022	299,924	299,920	299,916
4.50% Senior Unsecured Notes (net of unamortized discount of $1,326 and $1,387 at July 12, 2014 and December 28, 2013, respectively) due December 1, 2023	448,674	448,613	—
Other	5,694	5,916	5,995
	1,868,489	1,053,584	604,995
Less: Current portion of long-term debt	(70,694)	(916)	(878)
Long-term debt, excluding current portion	$1,797,795	$1,052,668	$604,117

Bank Debt

On December 5, 2013, the Company entered into a new credit agreement (the “2013 Credit Agreement”) which provides a $700,000 unsecured term loan and a $1,000,000 unsecured revolving credit facility with Advance Stores, as Borrower, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent. This revolving credit facility replaced the revolver under the Company’s former Credit Agreement dated as of May 27, 2011 with Advance Stores, as Borrower, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (the “2011 Credit Agreement”). Upon execution of the 2013 Credit Agreement, the lenders’ commitments under the 2011 Credit Agreement were terminated and the liabilities of the Company and its subsidiaries with respect to their obligations under the 2011 Credit Agreement were discharged. The new revolving credit facility also provides for the issuance of letters of credit with a sub-limit of $300,000 and swingline loans in an amount not to exceed $50,000. The Company may request, subject to agreement by one or more lenders, that the total revolving commitment be increased by an amount not to exceed $250,000 by those respective lenders (up to a total commitment of $1,250,000) during the term of the 2013 Credit Agreement. Voluntary prepayments and voluntary reductions of the revolving balance are permitted in whole or in part, at the Company’s option, in minimum principal amounts as specified in the 2013 Credit Agreement. Under the terms of the 2013 Credit Agreement the revolving credit facility terminates in December 2018 and the term loan matures in January 2019.

As of July 12, 2014, under the 2013 Credit Agreement, the Company had borrowed $132,500 under the revolver and$682,500 under the term loan. As of July 12, 2014, the Company also had letters of credit outstanding of $126,404, which reduced the availability under the revolver to $741,096. The letters of credit generally have a term of one year or less and primarily serve as collateral for the Company’s self-insurance policies.

The interest rate on borrowings under the revolving credit facility is based, at the Company’s option, on adjusted LIBOR, plus a margin, or an alternate base rate, plus a margin. The current margin is 1.30% and 0.30% per annum for the adjusted LIBOR and alternate base rate borrowings, respectively. A facility fee is charged on the total amount of the revolving credit facility, payable in arrears. The current facility fee rate is 0.20% per annum. Under the terms of the 2013 Credit Agreement, the interest rate and facility fee are subject to change based on the Company’s credit rating.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Twenty-Eight Week Periods Ended July 12, 2014 and July 13, 2013
(in thousands, except per share data)
(unaudited)

The interest rate on the term loan is based, at the Company’s option, on adjusted LIBOR, plus a margin, or an alternate base rate, plus a margin. The current margin is 1.50% and 0.50% per annum for the adjusted LIBOR and alternate base rate borrowings, respectively. Under the terms of the term loan, the interest rate is subject to change based on the Company’s credit rating.

The 2013 Credit Agreement contains customary covenants restricting the ability of: (a) subsidiaries of Advance Stores to, among other things, create, incur or assume additional debt; (b) Advance Stores and its subsidiaries to, among other things, (i) incur liens, (ii) make loans and investments, (iii) guarantee obligations, and (iv) change the nature of its business conducted by itself and its subsidiaries; (c) Advance, Advance Stores and their subsidiaries to, among other things (i) engage in certain mergers, acquisitions, asset sales and liquidations, (ii) enter into certain hedging arrangements, (iii) enter into restrictive agreements limiting its ability to incur liens on any of its property or assets, pay distributions, repay loans, or guarantee indebtedness of its subsidiaries, and (iv) engage in sale-leaseback transactions; and (d) Advance, among other things, to change its holding company status. Advance and Advance Stores are required to comply with financial covenants with respect to a maximum leverage ratio and a minimum consolidated coverage ratio. The 2013 Credit Agreement also provides for customary events of default, including non-payment defaults, covenant defaults and cross-defaults to Advance Stores’ other material indebtedness. The Company was in compliance with its covenants with respect to the 2013 Credit Agreement at July 12, 2014 and December 28, 2013.

Senior Unsecured Notes

The Company issued 4.50% senior unsecured notes in December 2013 at 99.69% of the principal amount of $450,000 which are due December 1, 2023 (the “2023 Notes”). The 2023 Notes bear interest at a rate of 4.50% per year payable semi-annually in arrears on June 1 and December 1 of each year. The net proceeds from the offering of these notes were approximately $445,200, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. The net proceeds from the 2023 Notes were used in aggregate with borrowings under the Company’s revolving credit facility and term loan and cash on-hand to fund the Company’s acquisition of GPI on January 2, 2014.

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

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Twenty-Eight Week Periods Ended July 12, 2014 and July 13, 2013
(in thousands, except per share data)
(unaudited)

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

Debt Guarantees

The Company is a guarantor of loans made by banks to various independent store customers of the Company totaling $33,307 as of July 12, 2014. Upon entering into a relationship with certain independent stores, the Company guaranteed the debt of those stores to aid in the procurement of business loans. These loans are collateralized by security agreements on merchandise inventory and other assets of the borrowers. The approximate value of the assets collateralized in these agreements is $66,491 as of July 12, 2014. The Company believes that the likelihood of performance under these guarantees is remote, and any fair value attributable to these guarantees would be very minimal.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The fair value hierarchy requires the use of observable market data when available. In instances where inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been categorized based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Twenty-Eight Week Periods Ended July 12, 2014 and July 13, 2013
(in thousands, except per share data)
(unaudited)

The following table sets forth the Company’s financial liabilities that were measured at fair value on a recurring basis as of July 12, 2014, December 28, 2013 and July 13, 2013:

		Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
As of July 12, 2014:
Contingent consideration related to business acquisitions	$—	$—	$—	$—

As of December 28, 2013:
Contingent consideration related to business acquisitions	$9,475	$—	$—	$9,475

As of July 13, 2013:
Contingent consideration related to business acquisitions	$12,842	$—	$—	$12,842

The fair value of the contingent consideration, which was recorded in Accrued expenses and Other long-term liabilities as of December 28, 2013 and July 13, 2013, was based on various estimates including the Company’s estimate of the probability of achieving the targets and the time value of money. During the twenty-eight weeks ended July 12, 2014, the contingent consideration previously recognized at fair value was paid.

The carrying amount of the Company’s cash and cash equivalents, accounts receivable, bank overdrafts, accounts payable, accrued expenses and the current portion of long term debt approximate their fair values due to the relatively short term nature of these instruments. The fair value of the Company’s senior unsecured notes was determined using Level 2 inputs based on quoted market prices, and the Company believes that the carrying value of its other long-term debt and certain long-term liabilities approximate fair value.

The carrying value and fair value of the Company's long-term debt as of July 12, 2014, December 28, 2013 and July 13, 2013, respectively, are as follows:

	July 12, 2014	December 28, 2013	July 13, 2013
Carrying Value	$1,797,795	$1,052,668	$604,117
Fair Value	$1,885,000	$1,086,000	$630,000

Non-Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). At July 12, 2014, the Company had no significant non-financial assets or liabilities that had been adjusted to fair value subsequent to initial recognition.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Twenty-Eight Week Periods Ended July 12, 2014 and July 13, 2013
(in thousands, except per share data)
(unaudited)

8.	Stock Repurchases:

The Company’s stock repurchase program allows it to repurchase its common stock on the open market or in privately negotiated transactions from time to time in accordance with the requirements of the SEC. The Company's $500,000 stock repurchase program in place as of July 12, 2014 was authorized by its Board of Directors on May 14, 2012.

During the twelve and twenty-eight weeks ended July 12, 2014, the Company repurchased no shares of its common stock under its stock repurchase program. The Company had $415,092 remaining under its stock repurchase program as of July 12, 2014. During the twelve weeks ended July 13, 2013, the Company repurchased 196 shares of its common stock at an aggregate cost of $15,666, or an average price of $79.97 per share under its stock repurchase program. During the twenty-eight weeks ended July 13, 2013, the Company repurchased 963 shares of its common stock at an aggregate cost of $74,512, or an average price of $77.38 per share under its stock repurchase program.

The Company repurchased 1 share of its common stock at an aggregate cost of $142, or an average price of $122.09 per share, in connection with the net settlement of shares issued as a result of the vesting of restricted stock and restricted stock units during the twelve weeks ended July 12, 2014. The Company repurchased 6 shares of its common stock at an aggregate cost of $757, or an average price of $126.30 per share, in connection with the net settlement of shares issued as a result of the vesting of restricted stock and restricted stock units during the twenty-eight weeks ended July 12, 2014.

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

Certain of the Company’s shares granted to Team Members in the form of restricted stock are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per share. For the twelve week periods ended July 12, 2014 and July 13, 2013, earnings of $455 and $275, respectively, were allocated to the participating securities. For the twenty-eight week periods ended July 12, 2014 and July 13, 2013, earnings of $890 and $558, respectively, were allocated to the participating securities.

Diluted earnings per share are calculated by including the effect of dilutive securities. Share-based awards to purchase approximately 12 and 64 shares of common stock that had an exercise price in excess of the average market price of the common stock during the twelve week periods ended July 12, 2014 and July 13, 2013, respectively, were not included in the calculation of diluted earnings per share because they were anti-dilutive. Share-based awards to purchase approximately 25 and 60 shares of common stock that had an exercise price in excess of the average market price of the common stock during the twenty-eight week periods ended July 12, 2014 and July 13, 2013, respectively, were not included in the calculation of diluted earnings per share because they were anti-dilutive.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Twenty-Eight Week Periods Ended July 12, 2014 and July 13, 2013
(in thousands, except per share data)
(unaudited)

The following table illustrates the computation of basic and diluted earnings per share for the twelve and twenty-eight week periods ended July 12, 2014 and July 13, 2013, respectively:

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	July 12, 2014	July 13, 2013	July 12, 2014	July 13, 2013
Numerator
Net income	$139,488	$116,871	$287,214	$238,661
Participating securities' share in earnings	(455)	(275)	(890)	(558)
Net income applicable to common shares	$139,033	$116,596	$286,324	$238,103
Denominator
Basic weighted average common shares	72,930	72,930	72,895	73,081
Dilutive impact of share-based awards	469	413	479	526
Diluted weighted average common shares	73,399	73,343	73,374	73,607

Basic earnings per common share
Net income applicable to common stockholders	$1.91	$1.60	$3.93	$3.26

Diluted earnings per common share
Net income applicable to common stockholders	$1.89	$1.59	$3.90	$3.23

10.	Share-Based Compensation:

The Company grants share-based compensation awards to its Team Members and members of its Board of Directors as provided for under the Company’s 2014 Long-Term Incentive Plan, or 2014 LTIP. Prior to May 14, 2014, the Company granted share-based compensation awards to its Team Members under the 2004 Long-Term Incentive Plan, which expired following the approval of the 2014 LTIP by the Company's shareholders. The Company currently grants share-based compensation in the form of stock appreciation rights (“SARs”), restricted stock units (“RSUs”) and deferred stock units (“DSUs”). The Company also has outstanding restricted stock granted prior to the transition to RSUs in Fiscal 2012.

The Company granted 19 shares of performance-based RSUs, 59 time-based RSUs and 67 performance-based SARs during the twenty-eight week period ended July 12, 2014. The majority of these grants represent an off-cycle award made in the first Fiscal Quarter to certain GPI team members following the acquisition of GPI. The weighted average fair value of the RSUs granted during the twenty-eight week period ended July 12, 2014 was $124.00 per share. The weighted average fair value of the SARs granted, using the Black-Scholes option pricing model, was $28.44 per share, using the following weighted average assumptions:

Black-Scholes Option Valuation Assumptions	July 12, 2014

Risk-free interest rate (1)	1.1%
Expected dividend yield	0.2%
Expected stock price volatility (2)	27.6%
Expected life of awards (in months) (3)	49

(1)	The risk-free interest rate is based on the U.S. Treasury constant maturity interest rate having a term consistent with the expected life of the award.

(2)	Expected volatility is determined using a blend of historical and implied volatility.

(3)	The expected life of the Company's awards represents the estimated period of time until exercise and is based on historical experience of previously granted awards.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Twenty-Eight Week Periods Ended July 12, 2014 and July 13, 2013
(in thousands, except per share data)
(unaudited)

See the Company's Annual Report on Form 10-K for the year ended December 28, 2013, for a more detailed discussion regarding the terms of the Company’s share-based compensation awards.

The Company recognizes share-based compensation expense on a straight-line basis net of estimated forfeitures. Forfeitures are estimated based on historical experience. Total share-based compensation expense included in the Company’s consolidated statements of operations was $5,230 for the twelve week period ended July 12, 2014 and the related income tax benefit recognized was $1,871. For the twenty-eight weeks ended July 12, 2014, total share-based compensation expense included the Company's consolidated statements of operations was $12,363 and the related income tax benefit recognized was $4,546. As of July 12, 2014, there was $35,000 of unrecognized compensation expense related to all share-based awards that is expected to be recognized over a weighted average period of 1.4 years.

The aggregate intrinsic value for outstanding awards at July 12, 2014 was approximately $153,368 based on the Company's closing stock price of $133.29 as of the last trading day of the second Fiscal Quarter, 2014. For the twenty-eight weeks ended July 12, 2014, the aggregate intrinsic value for awards exercised was $17,971. The weighted-average remaining contractual life for outstanding and exercisable awards was approximately 4.8 and 3.2 years, respectively.

11.	Warranty Liabilities:

The following table presents changes in the Company’s warranty reserves:

	July 12, 2014	December 28, 2013	July 13, 2013
	(28 weeks ended)	(52 weeks ended)	(28 weeks ended)
Warranty reserve, beginning of period	$39,512	$38,425	$38,425
Reserves acquired with GPI	4,490	—	—
Additions to warranty reserves	26,048	42,380	20,666
Reserves utilized	(24,277)	(41,293)	(20,971)

Warranty reserve, end of period	$45,773	$39,512	$38,120

The Company’s warranty liabilities are included in Accrued expenses in its condensed consolidated balance sheets.

12. Condensed Consolidating Financial Statements:

Certain 100% wholly-owned domestic subsidiaries of Advance, including its Material Subsidiaries (as defined in the 2013 Credit Agreement) serve as guarantors of Advance's senior unsecured notes ("Guarantor Subsidiaries"). The subsidiary guarantees related to Advance's senior unsecured notes are full and unconditional and joint and several, and there are no restrictions on the ability of Advance to obtain funds from its Guarantor Subsidiaries. Certain of Advance's wholly-owned foreign subsidiaries do not serve as guarantors of Advance's senior unsecured notes ("Non-Guarantor Subsidiaries"). Beginning in January 2014, the Non-Guarantor Subsidiaries, which were previously minor, no longer qualified as minor as defined by SEC regulations. Accordingly, we present below the condensed consolidating financial information for the Guarantor Subsidiaries and Non-Guarantor Subsidiaries. Investments in subsidiaries of the Company are required to be presented under the equity method, even though all such subsidiaries meet the requirements to be consolidated under GAAP.

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

The following tables present condensed consolidating balance sheets as of July 12, 2014 and condensed consolidating statements of operations, comprehensive income and cash flows for the twelve and twenty-eight weeks ended July 12, 2014, and should be read in conjunction with the consolidated financial statements herein.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Twenty-Eight Week Periods Ended July 12, 2014 and July 13, 2013
(in thousands, except per share data)
(unaudited)

Condensed Consolidating Balance Sheets
As of July 12, 2014

	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$9	$63,981	$3,465	$(9)	$67,446
Receivables, net	—	580,022	42,410	—	622,432
Inventories, net	—	3,778,474	156,683	—	3,935,157
Other current assets	3,874	86,245	8,681	(9,059)	89,741
Total current assets	3,883	4,508,722	211,239	(9,068)	4,714,776
Property and equipment, net of accumulated depreciation	2	1,411,127	10,954	—	1,422,083
Assets held for sale	—	615	—	—	615
Goodwill	—	943,258	57,955	—	1,001,213
Intangible assets, net	—	713,866	65,535	—	779,401
Other assets, net	13,366	42,654	597	(5,180)	51,437
Investment in subsidiaries	1,527,294	295,073	—	(1,822,367)	—
Intercompany note receivable	1,047,795	—	—	(1,047,795)	—
Due from intercompany, net	273,095	—	22,977	(296,072)	—
	$2,865,435	$7,915,315	$369,257	$(3,180,482)	$7,969,525
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$—	$70,694	$—	$—	$70,694
Accounts payable	—	3,019,379	34,961	—	3,054,340
Accrued expenses	3,114	566,412	14,589	(4,916)	579,199
Other current liabilities	—	71,917	2,175	(4,152)	69,940
Total current liabilities	3,114	3,728,402	51,725	(9,068)	3,774,173
Long-term debt	1,047,795	750,000	—	—	1,797,795
Other long-term liabilities	—	565,752	22,459	(5,179)	583,032
Intercompany note payable	—	1,047,795	—	(1,047,795)	—
Due to intercompany, net	—	296,072	—	(296,072)	—
Commitments and contingencies
Stockholders' equity:
Shareholders' equity	1,807,752	1,520,520	291,714	(1,812,235)	1,807,751
Accumulated other comprehensive income (loss)	6,774	6,774	3,359	(10,133)	6,774
Total stockholders' equity	1,814,526	1,527,294	295,073	(1,822,368)	1,814,525
	$2,865,435	$7,915,315	$369,257	$(3,180,482)	$7,969,525

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Twenty-Eight Week Periods Ended July 12, 2014 and July 13, 2013
(in thousands, except per share data)
(unaudited)

Condensed Consolidating Statements of Operations
For the Twelve weeks ended July 12, 2014

	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$2,259,672	$129,071	$(41,046)	$2,347,697
Cost of sales, including purchasing and warehousing costs	—	1,238,836	87,799	(41,046)	1,285,589
Gross profit	—	1,020,836	41,272	—	1,062,108
Selling, general and administrative expenses	3,999	803,083	26,903	(12,550)	821,435
Operating income	(3,999)	217,753	14,369	12,550	240,673
Other, net:
Interest expense	(12,067)	(4,791)	(3)	—	(16,861)
Other income (expense), net	16,100	(2,758)	(584)	(12,550)	208
Total other, net	4,033	(7,549)	(587)	(12,550)	(16,653)
Income before provision for income taxes	34	210,204	13,782	—	224,020
Provision for income taxes	41	81,336	3,155	—	84,532
(Loss) Income before equity in earnings of subsidiaries	(7)	128,868	10,627	—	139,488
Equity in earnings of subsidiaries	139,495	10,627	—	(150,122)	—
Net income	$139,488	$139,495	$10,627	$(150,122)	$139,488

Condensed Consolidating Statements of Operations
For the Twenty-Eight weeks ended July 12, 2014

	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$5,145,818	$282,307	$(110,929)	$5,317,196
Cost of sales, including purchasing and warehousing costs	—	2,814,047	198,848	(110,929)	2,901,966
Gross profit	—	2,331,771	83,459	—	2,415,230
Selling, general and administrative expenses	7,964	1,885,640	55,117	(29,966)	1,918,755
Operating income	(7,964)	446,131	28,342	29,966	496,475
Other, net:
Interest expense	(28,097)	(12,245)	(161)	—	(40,503)
Other income (expense), net	36,148	(4,425)	(946)	(29,966)	811
Total other, net	8,051	(16,670)	(1,107)	(29,966)	(39,692)
Income before provision for income taxes	87	429,461	27,235	—	456,783
Provision for income taxes	108	163,894	5,567	—	169,569
(Loss) Income before equity in earnings of subsidiaries	(21)	265,567	21,668	—	287,214
Equity in earnings of subsidiaries	287,235	21,668	—	(308,903)	—
Net income	$287,214	$287,235	$21,668	$(308,903)	$287,214

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Twenty-Eight Week Periods Ended July 12, 2014 and July 13, 2013
(in thousands, except per share data)
(unaudited)

Condensed Consolidating Statements of Comprehensive Earnings
For the Twelve Weeks ended July 12, 2014

	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$139,488	$139,495	$10,627	$(150,122)	$139,488
Other comprehensive (loss) income:
Changes in net unrecognized other postretirement benefit costs	—	(139)	—	—	(139)
Currency translation	—	—	6,654	—	6,654
Other comprehensive (loss) income	—	(139)	6,654	—	6,515
Comprehensive income	$139,488	$139,356	$17,281	$(150,122)	$146,003

Condensed Consolidating Statements of Comprehensive Earnings
For the Twenty-Eight Weeks ended July 12, 2014

	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$287,214	$287,235	$21,668	$(308,903)	$287,214
Other comprehensive (loss) income:
Changes in net unrecognized other postretirement benefit costs	—	(323)	—	—	(323)
Currency translation	—	—	3,414	—	3,414
Other comprehensive (loss) income	—	(323)	3,414	—	3,091
Comprehensive income	$287,214	$286,912	$25,082	$(308,903)	$290,305

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Twenty-Eight Week Periods Ended July 12, 2014 and July 13, 2013
(in thousands, except per share data)
(unaudited)

Condensed Consolidating Statements of Cash Flows
For the Twenty-Eight weeks ended July 12, 2014

	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$—	$318,072	$2,489	$—	$320,561
Cash flows from investing activities:
Purchases of property and equipment	—	(104,742)	(1,528)	—	(106,270)
Business acquisitions, net of cash acquired	—	(2,058,313)	(871)	—	(2,059,184)
Proceeds from sales of property and equipment	—	130	—	—	130
Net cash used in investing activities	—	(2,162,925)	(2,399)	—	(2,165,324)
Cash flows from financing activities:
Increase in bank overdrafts	—	6,230	—	(9)	6,221
Borrowings under credit facilities	—	1,677,600	—	—	1,677,600
Payments on credit facilities	—	(862,600)	—	—	(862,600)
Dividends paid	—	(13,178)	—	—	(13,178)
Proceeds from the issuance of common stock, primarily exercise of stock options	—	4,208	—	—	4,208
Tax withholdings related to the exercise of stock appreciation rights	—	(4,120)	—	—	(4,120)
Excess tax benefit from share-based compensation	—	5,138	—	—	5,138
Repurchase of common stock	—	(757)	—	—	(757)
Contingent consideration related to business acquisitions	—	(10,047)	—	—	(10,047)
Other	—	(406)	—	—	(406)
Net cash provided by financing activities	—	802,068	—	(9)	802,059
Effect of exchange rate changes on cash	—	—	(2,321)	—	(2,321)
Net decrease in cash and cash equivalents	—	(1,042,785)	(2,231)	(9)	(1,045,025)
Cash and cash equivalents, beginning of period	9	1,106,766	5,696	—	1,112,471
Cash and cash equivalents, end of period	$9	$63,981	$3,465	$(9)	$67,446

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the notes to those statements that appear elsewhere in this report. Our first quarter consists of 16 weeks divided into four equal periods. Our remaining three quarters consist of 12 weeks with each quarter divided into three equal periods. Unless the context otherwise requires, "Advance," "we," "us," "our," and similar terms refer to Advance Auto Parts, Inc., its predecessor, its subsidiaries and their respective operations.

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

Introduction

We are the largest automotive aftermarket parts provider in North America, serving both "do-it-yourself", or DIY, and "do-it-for me", or Commercial, customers in the automotive aftermarket. At July 12, 2014, we operated a total of 5,289 stores and 106 distribution branches. We operated primarily within the United States, with additional locations in Canada, Puerto Rico and the Virgin Islands. Our stores operate primarily under the trade names "Advance Auto Parts", "Autopart International" and "Carquest" and our distribution branches operate under the "Worldpac" trade name. In addition, we serve approximately 1,400 independently owned Carquest stores. We acquired the Carquest and Worldpac operations as part of our acquisition of GPI on January 2, 2014.

Our stores and branches offer a broad selection of brand name, original equipment manufacturer ("OEM") and private label automotive replacement parts, accessories, batteries and maintenance items for domestic and imported cars and light trucks. Through our integrated operating approach, we serve our DIY and Commercial customers from our store locations, branches and online at www.AdvanceAutoParts.com, www.Carquest.com and www.Worldpac.com. Our online websites allow our DIY customers to pick up merchandise at a conveniently located store or have their purchases shipped directly to their homes. Our Commercial customers consist primarily of delivery customers for whom we deliver products from our locations to our Commercial customers’ places of business, including independent garages, service stations and auto dealers. Our Commercial customers can conveniently place their orders online.

Management Overview

We generated earnings per diluted share, or diluted EPS, of $1.89 during our twelve weeks ended July 12, 2014 (or the second quarter of Fiscal 2014) compared to $1.59 for the comparable period of Fiscal 2013. The increase in our diluted EPS was driven by the acquired GPI operations along with a solid performance by our Advance Auto Parts business driven by a comparable store sales increase of 2.6% and new store growth. Negatively impacting diluted EPS were $9.4 million of GPI integration costs, amortization expense of $9.9 million related to the acquired intangible assets from GPI and $2.8 million of expenses associated with the ongoing integration of B.W.P. Distributors, Inc. ("BWP"). Our diluted EPS for the second quarter of Fiscal 2013 included $1.4 million of BWP integration costs.

Our sales momentum continued into the second quarter from earlier in the year. While our DIY sales slowed from the first quarter in part due to lower demand in seasonal categories, our Commercial sales accelerated in several of our larger markets which drove our comparable store sales increase of 2.6%. Operating income for the second quarter of 2014 increased to $240.7 million, a 23.6% increase compared to the second quarter of 2013. While the acquired GPI operations drove the majority of the increase in our operating income, our base business also contributed to our operating income growth primarily resulting from the solid comparable sales increase. Throughout our business, we remain focused on investments in those areas that will drive our sales growth, customer service excellence and profits. We used available cash generated from operations to invest in initiatives to support our two key strategies, Superior Availability and Service Leadership, which are discussed later in "Business and Industry Update."

On January 2, 2014, we acquired GPI in an all-cash transaction for $2.08 billion. GPI, formerly a privately-held company, is a leading distributor and supplier of original equipment and aftermarket replacement products for commercial markets operating under the Carquest and Worldpac brands. As of the acquisition date, GPI operated 1,233 Carquest stores and 103 Worldpac branches located in 45 states and Canada and served approximately 1,400 independently-owned Carquest stores. We believe the acquisition of GPI will allow us to expand our geographic presence, Commercial capabilities and overall scale to better serve customers. For additional information on the GPI acquisition, refer to Note 3, "Acquisition," in the Notes to our Condensed Consolidated Financial Statements.

Summary of Second Quarter Financial Results

A high-level summary of our financial results for the second quarter of Fiscal 2014 is included below:

•
Total sales during the second quarter of Fiscal 2014 were $2,347.7 million, an increase of 51.5% as compared to the second quarter of Fiscal 2013. This increase was primarily driven by the acquisition of GPI, a comparable store sales increase of 2.6% and new stores opened during the past 12 months.

•
Our operating income for the second quarter of Fiscal 2014 was $240.7 million, an increase of $46.0 million from the comparable period of Fiscal 2013. As a percentage of total sales, operating income was 10.3%, a decrease of 231 basis points, due to a lower gross profit rate partially offset by a favorable SG&A rate.

•
Our inventory balance as of July 12, 2014 increased $1,528.1 million, or 63.5%, over our inventory balance as of July 13, 2013, driven mainly by the GPI acquisition, inventory upgrades and increases in new stores and HUB stores.

•
We generated operating cash flow of $320.6 million during the twenty-eight weeks ended July 12, 2014, an increase of 3.4% from the comparable period in Fiscal 2013, primarily due to an increase in net income. This was partially offset by an increase in accounts receivable and inventory growth, net of accounts payable.

Refer to the "Results of Operations" and "Liquidity and Capital Resources" sections for further details of our income statement and cash flow results, respectively.

Business and Industry Update

In 2014, we have two essential priorities - (i) deliver results by executing under our key strategies of Superior Availability and Service Leadership and (ii) successfully achieve the first year goals of the multi-year GPI integration plan. Our key strategies remain consistent with 2013. Superior Availability is aimed at product availability and maximizing the speed, reliability and efficiency of our supply chain. Service Leadership leverages our product availability in addition to more consistent execution of customer-facing initiatives to strengthen our integrated operating approach of serving our customers in our stores and on-line. Through these two key strategies and the integration of GPI, we believe we can continue to build on the initiatives discussed below to produce favorable financial results over the long term. Sales to Commercial customers remain the biggest opportunity for us to increase our overall market share in the automotive aftermarket industry. Our Commercial sales, as a percentage of total sales, increased to 57% for the second quarter of Fiscal 2014 compared to 40% for the same period in Fiscal 2013. This increase is primarily due to the contribution of the acquired GPI and BWP operations which are significantly more heavily weighted in Commercial than our Advance Auto Parts stores. In addition, our comparable store sales growth has been driven primarily by sales to Commercial customers.

We continue to make progress in our strategic priorities, which include:

•
Growing our Commercial business through improved delivery speed and reliability, increased customer retention, increased volume with national and regional accounts, and the integrations of BWP and GPI;

•
Improving localized parts availability through the continued increase in the number of our larger HUB stores, an increased focus on in-store availability enabled by rolling out a second source network between store brands, and leveraging the advancement of our supply chain infrastructure, which began with our Remington, IN, distribution center and is expanding to other distribution centers;

•	Maintaining a steady new store growth rate including new markets utilizing both Advance Auto Parts and Carquest brands; and

•
Continuing our focus on store execution through more effective scheduling, increased productivity and simplification, improved product on-hand accuracy, expanded sales training and continued measurement of customer satisfaction.

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

Favorable industry dynamics include:

•	an increase in the number and average age of vehicles;

•	a long-term expectation that miles driven will continue to increase based on historical trends; and

•	steady improvement in consumer confidence and less volatility in gas prices.

Conversely, the factors negatively affecting the automotive aftermarket industry include:

•	deferral of elective automotive maintenance in the near term as more consumers contemplate new automobile purchases; and

•	longer maintenance and part failure intervals on newer cars due to improved quality.

We remain encouraged by (i) the long-term fundamentals of the automotive aftermarket industry and (ii) initiatives that we have underway to support our key strategies. Our teams are focused on the importance of driving consistent sales outcomes for our customers and building on the comparable store sales momentum generated over the past two quarters. We expect to continue building on our operational and execution achievements and continue our investments in those areas that will drive our sales growth, customer service excellence and profit growth. We are pleased with the early integration progress with GPI as the work will allow us to fully leverage our breadth of capabilities, build market leading positions with our commercial customers, and enable us to capture economies of scale from the acquisition.

Store Development

We serve our DIY and Commercial customers in a similar fashion through four different store brands. The table below sets forth detail of our store development activity for the twelve and twenty-eight weeks ended July 12, 2014, including the consolidation of stores as part of our integration plans and the number of locations with Commercial delivery programs. During Fiscal 2014, we anticipate adding approximately 120 to 140 new stores and branches.

	AAP	AI	BWP	CARQUEST	WORLDPAC	Total
April 19, 2014	3,774	216	56	1,230	105	5,381
New	17	4	—	7	1	29
Closed	—	—	—	(4)	—	(4)
Consolidated (1)	—	—	(11)	—	—	(11)
Converted (2)	1	—	(1)	—	—	—
July 12, 2014	3,792	220	44	1,233	106	5,395

December 28, 2013	3,741	217	91	—	—	4,049
New	34	4	—	10	3	51
Closed	(2)	(1)	—	(10)	—	(13)
Acquired (3)	—	—	—	1,233	103	1,336
Consolidated (1)	—	—	(28)	—	—	(28)
Converted (2)	19	—	(19)	—	—	—
July 12, 2014	3,792	220	44	1,233	106	5,395
Locations with commercial delivery programs	3,445	220	44	1,233	106	5,048

(1) Consolidated stores include BWP stores whose operations were consolidated into existing AAP locations as a result of the planned integration of BWP.

(2) Converted stores include BWP stores that were re-branded as an AAP store as a result of the planned integration of BWP.

(3) We acquired 1,233 Carquest stores and 103 Worldpac branches as a result of the acquisition of GPI on January 2, 2014.

Critical Accounting Policies

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Our discussion and analysis of the financial condition and results of operations are based on these financial statements. The preparation of these financial statements requires the application of accounting policies in addition to certain estimates and judgments by our management. Our estimates and judgments are based on currently available information, historical results and other assumptions we believe are reasonable. Actual results could differ materially from these estimates. With the exception of the below update, we consistently applied the critical accounting policies discussed in our 2013 Form 10-K during the twelve and twenty-eight weeks ended July 12, 2014. For a complete discussion regarding these critical accounting policies, refer to the 2013 Form 10-K.

Acquisition Impacts

We acquired GPI on January 2, 2014. The process of integrating GPI with AAP has begun, and we expect it to continue over the next three years. We have used various valuation methodologies to estimate the fair value of assets acquired and liabilities assumed, including using a market participant perspective when applying certain generally accepted valuation techniques, supplemented with market appraisals where appropriate. Significant judgments and estimates were required in preparing these fair value estimates. Decisions about product offerings, brand usage, store conversions and other elements of the integration plan could be different from current plans. Accordingly, critical accounting policies and estimates such as, but not limited to, inventory valuation/obsolescence, asset impairments, goodwill and other intangible assets and income taxes may have additional acquisition-related impacts beyond what is described in these respective critical accounting policies in our 2013 Form 10-K.

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

Results of Operations

The following table sets forth certain of our operating data expressed as a percentage of net sales for the periods indicated.

	Twelve Week Periods Ended		Twenty-Eight Week Periods Ended
	July 12, 2014	July 13, 2013	July 12, 2014	July 13, 2013
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales, including purchasing and warehousing costs	54.8	49.7	54.6	49.9
Gross profit	45.2	50.3	45.4	50.1
Selling, general and administrative expenses	35.0	37.7	36.1	39.0
Operating income	10.3	12.6	9.3	11.2
Interest expense	(0.7)	(0.5)	(0.8)	(0.5)
Other expense, net	0.0	0.0	0.0	0.0
Provision for income taxes	3.6	4.5	3.2	4.0
Net income	5.9%	7.5%	5.4%	6.7%

Twelve and Twenty-Eight Week Periods Ended July 12, 2014 Compared to Twelve and Twenty-Eight Week Periods Ended July 13, 2013

Net Sales

Net sales for the twelve weeks ended July 12, 2014 were $2,347.7 million, an increase of $798.1 million, or 51.5%, as compared to net sales for the twelve weeks ended July 13, 2013. The sales increase was primarily due to the acquisition of GPI, our comparable store sales increase of 2.6% and the addition of 113 stores, net of closed stores, and three new branches. While our DIY sales slowed from the first quarter in part due to lower demand in seasonal categories, our Commercial sales accelerated in many of our markets, which drove our comparable store sales increase of 2.6%. The comparable store sales increase was driven by an increase in Commercial transactions and overall higher transaction value, which is reflective of higher priced products sold and a higher mix of Commercial sales.

Net sales for the twenty-eight weeks ended July 12, 2014 were $5,317.2 million, an increase of $1,752.3 million, or 49.2%, as compared to net sales for the twenty-eight weeks ended July 13, 2013. The sales increase was primarily due to the acquisition of GPI and a comparable store sales increase of 2.5% along with the addition of new stores and branches.

Gross Profit

Gross profit for the twelve weeks ended July 12, 2014 was $1,062.1 million, or 45.2% of net sales, as compared to $779.2 million, or 50.3% of net sales, for the comparable period of last year, representing a decrease of 505 basis points. The 505 basis-point decrease in gross profit rate was driven primarily by a significantly higher mix of Commercial sales due to the acquisition of GPI, which have a lower gross profit rate, partially offset by synergy savings. Our Commercial sales, as a percentage of total sales, increased to 57% for the second quarter of Fiscal 2014 compared to 40% for the same period in Fiscal 2013.

Gross profit for the twenty-eight weeks ended July 12, 2014 was $2,415.2 million, or 45.4% of net sales, as compared to $1,787.4 million, or 50.1% of net sales, for the comparable period of last year, representing a decrease of 472 basis points. The 472 basis-point decrease in gross profit rate was driven primarily by a significantly higher mix of Commercial sales due to the acquisition of GPI, which have a lower gross profit rate, partially offset by synergy savings. Our Commercial sales, as a percentage of total sales, increased to 57% for the twenty-eight weeks ended July 12, 2014 compared to 41% for the same period in Fiscal 2013.

SG&A

SG&A expenses for the twelve weeks ended July 12, 2014 were $821.4 million, or 35.0% of net sales, as compared to $584.5 million, or 37.7% of net sales, for the comparable period of last year, representing a decrease of 273 basis points. This decrease as a percentage of net sales was primarily due to the lower SG&A profile of GPI as a result of its higher concentration of Commercial sales. Other drivers of our SG&A rate leverage included fixed cost leverage from the positive sales performance and lower depreciation expense, partially offset by higher incentive compensation, GPI integration costs and the amortization of the acquired GPI intangible assets.

SG&A expenses for the twenty-eight weeks ended July 12, 2014 were $1,918.8 million, or 36.1% of net sales, as compared to $1,388.7 million, or 39.0% of net sales, for the comparable period of last year, representing a decrease of 287 basis points. The decrease in the SG&A rate for the twenty-eight weeks ended July 12, 2014 was driven by similar factors impacting the twelve weeks ended July 12, 2014.

Operating Income

Operating income for the twelve weeks ended July 12, 2014 was $240.7 million, or 10.3% of net sales, as compared to $194.7 million, or 12.6% of net sales, for the comparable period of last year, representing a decrease of 231 basis points. This decrease was reflective of a decrease in our gross profit rate partially offset by a favorable change in our SG&A rate. These decreases on a rate basis were due to the gross profit and SG&A drivers previously discussed.

Operating income for the twenty-eight weeks ended July 12, 2014 was $496.5 million, or 9.3% of net sales, as compared to $398.8 million, or 11.2% of net sales, for the comparable period of last year, representing a decrease of 185 basis points. This decrease was reflective of a decrease in our gross profit rate partially offset by a favorable change in our SG&A rate. These decreases on a rate basis were due to the gross profit and SG&A drivers previously discussed.

Interest Expense

Interest expense for the twelve weeks ended July 12, 2014 was $16.9 million, or 0.7% of net sales, as compared to $8.0 million, or 0.5% of net sales, for the comparable period in Fiscal 2013. The increase in interest expense is due to additional borrowings related to the acquisition of GPI.

Interest expense for the twenty-eight weeks ended July 12, 2014 was $40.5 million, or 0.8% of net sales, as compared to $18.7 million, or 0.5% of net sales, for the comparable period in Fiscal 2013. The increase in interest expense is due to additional borrowings related to the acquisition of GPI.

Income Taxes

Income tax expense for the twelve weeks ended July 12, 2014 was $84.5 million, as compared to $70.2 million for the comparable period of Fiscal 2013. Our effective income tax rate was 37.7% and 37.5% for the twelve weeks ended July 12, 2014 and July 13, 2013, respectively.

Income tax expense for the twenty-eight weeks ended July 12, 2014 was $169.6 million, as compared to $142.7 million for the comparable period of Fiscal 2013. Our effective income tax rate was 37.1% and 37.4% for the twenty-eight weeks ended July 12, 2014 and July 13, 2013, respectively. The reduction in our effective tax rate was primarily due to a favorable state tax settlement during the first quarter. We expect to maintain an effective tax rate of approximately 38% for the balance of the fiscal year.

Net Income

Net income for the twelve weeks ended July 12, 2014 was $139.5 million, or $1.89 per diluted share, as compared to $116.9 million, or $1.59 per diluted share, for the comparable period of Fiscal 2013. As a percentage of net sales, net income for the twelve weeks ended July 12, 2014 was 5.9%, as compared to 7.5% for the comparable period of Fiscal 2013. The increase in diluted EPS was driven primarily by the acquisition of GPI. Negatively impacting diluted EPS and net income in the second quarter of 2014 were $2.8 million of expenses associated with the ongoing integration of BWP, along with $9.4 million of GPI integration costs and GPI amortization expense of $9.9 million related to the acquired intangible assets.

Net income for the twenty-eight weeks ended July 12, 2014 was $287.2 million, or $3.90 per diluted share, as compared to $238.7 million, or $3.23 per diluted share, for the comparable period of Fiscal 2013. As a percentage of net sales, net income for the twenty-eight weeks ended July 12, 2014 was 5.4%, as compared to 6.7% for the comparable period of Fiscal 2013. The increase in diluted EPS was driven primarily by the acquisition of GPI. Negatively impacting diluted EPS and net income in the twenty-eight weeks ended July 12, 2014 were $6.8 million of expenses associated with the ongoing integration of BWP, along with $20.9 million of GPI integration costs and GPI amortization expense of $22.9 million related to the acquired intangible assets.

Liquidity and Capital Resources

Overview

Our primary cash requirements to maintain our current operations include payroll and benefits, the purchase of inventory, contractual obligations, capital expenditures and the payment of income taxes. In addition, we have used available funds for acquisitions, to repay borrowings under our revolving credit facility, to periodically repurchase shares of our common stock under our stock repurchase programs and for the payment of quarterly cash dividends. We have funded these requirements primarily through cash generated from operations, supplemented by borrowings under our credit facilities and notes offerings, as needed. We believe funds generated from our expected results of operations, available cash and cash equivalents, and available borrowing under our credit facility will be sufficient to fund our primary obligations for the next fiscal year.

At July 12, 2014, our cash and cash equivalents balance was $67.4 million, a decrease of $1,045.0 million compared to December 28, 2013 (the end of Fiscal 2013). This decrease in cash during the twenty-eight weeks ended July 12, 2014 was primarily a result of cash used in the acquisition of GPI partially offset by net borrowings on our credit facilities. Additional discussion of our cash flow results, including the comparison of the activity for the twenty-eight weeks ended July 12, 2014 to the comparable period of Fiscal 2013, is set forth in the Analysis of Cash Flows section.

As of July 12, 2014, our outstanding indebtedness was $1,868.5 million, or $814.9 million higher when compared to December 28, 2013, as a result of additional borrowings associated with the acquisition of GPI. Additionally, we had $126.4 million in letters of credit outstanding, which reduced the available borrowings on our revolver to $741.1 million as of July 12, 2014. The letters of credit generally have a term of one year or less and primarily serve as collateral for our self-insurance policies.

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

Capital Expenditures

Our primary capital requirements have been the funding of our new store development (leased and owned locations), maintenance of existing stores and investments under our Superior Availability and Service Leadership strategies, including supply chain and information technology. We lease approximately 85% of our stores. Our capital expenditures were $106.3 million for the twenty-eight weeks ended July 12, 2014, or $5.6 million less than the twenty-eight weeks ended July 13, 2013. In addition to routine capital expenditures, our capital investments during the twenty-eight weeks ended July 12, 2014 included the acquisition of GPI and eight independent stores for $2,059.2 million, net of cash acquired.

Our future capital requirements will depend in large part on the number of and timing of new stores we open within a given year and the investments we make in existing stores, information technology, supply chain network and the integration of GPI. We anticipate that our capital expenditures in Fiscal 2014 will be approximately $275 million to $300 million. These investments will be primarily driven by new store development (leased and owned locations), investments in our existing stores and investments under our Superior Availability and Service Leadership strategies, including continued investments in our supply chain network and new systems. During the twenty-eight weeks ended July 12, 2014, we opened 48 stores and three Worldpac branches compared to 82 stores during the comparable period of last year. We anticipate opening between 120 to 140 stores and branches during Fiscal 2014.

Stock Repurchases

Our stock repurchase program allows us to repurchase our common stock on the open market or in privately negotiated transactions from time to time in accordance with the requirements of the SEC. Our $500 million stock repurchase program in place as of July 12, 2014 was authorized by our Board of Directors on May 14, 2012. During the twelve and twenty-eight weeks ended July 12, 2014, we repurchased no shares of our common stock under our stock repurchase program. At July 12, 2014, we had $415.1 million remaining under our stock repurchase program.

We repurchased 1,163 shares of our common stock at an aggregate cost of $0.1 million, or an average price of $122.09 per share, in connection with the net settlement of shares issued as a result of the vesting of restricted stock during the twelve weeks ended July 12, 2014. We repurchased 5,996 shares of our common stock at an aggregate cost of $0.8 million, or an average price of $126.30 per share, in connection with the net settlement of shares issued as a result of the vesting of restricted stock during the twenty-eight weeks ended July 12, 2014.

Dividend

Since Fiscal 2006, our Board of Directors has declared quarterly dividends of $0.06 per share to stockholders of record. On August 13, 2014, our Board of Directors declared a quarterly dividend of $0.06 per share to be paid on October 3, 2014 to all common stockholders of record as of September 19, 2014.

Analysis of Cash Flows

A summary and analysis of our cash flows for the twenty-eight week period ended July 12, 2014 as compared to the twenty-eight week period ended July 13, 2013 is included below.

	Twenty-Eight Week Periods Ended
	July 12, 2014	July 13, 2013
	(in millions)
Cash flows provided by operating activities	$320.6	$310.1
Cash flows used in investing activities	(2,165.3)	(282.2)
Cash flows provided by (used in) financing activities	802.1	(105.1)
Effect of exchange rate changes on cash	(2.3)	—
Net decrease in cash and cash equivalents	$(1,045.0)	$(77.1)

Operating Activities

For the twenty-eight weeks ended July 12, 2014, net cash provided by operating activities increased $10.5 million to $320.6 million. The net increase in operating cash flow compared to the prior year was primarily driven by higher net income. This was partially offset by an increase in accounts receivable due to the timing of our quarter-end relative to our monthly customer billing dates and an increase in inventory driven by the acquisition of GPI, inventory upgrades and increases in new stores and HUB stores. Further, our ratio of Accounts Payable to Inventory declined due to the acquisition of GPI which had less favorable vendor terms. We expect opportunities to improve our Accounts Payable ratio as a combined company.

Investing Activities

For the twenty-eight weeks ended July 12, 2014, net cash used in investing activities increased $1,883.2 million to $2,165.3 million. The increase in cash used in investing activities was driven by cash used in the acquisition of GPI.

Financing Activities

For the twenty-eight weeks ended July 12, 2014, net cash provided by financing activities was $802.1 million, as compared to net cash used in financing activities of $105.1 million for the twenty-eight ended July 13, 2013, an increase of $907.1 million. This increase was primarily a result of net borrowings of $815.0 million associated with the acquisition of GPI and a decrease in repurchases of common stock. During the second quarter of 2014 we paid down approximately $200 million of debt and remain focused on reducing our leverage ratio and maintaining our investment grade ratings.

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

As of July 12, 2014, under the credit agreement, we had borrowed $132.5 million under the revolver and $682.5 million under the term loan in conjunction with our acquisition of GPI on January 2, 2014. As of July 12, 2014, we had letters of credit outstanding of $126.4 million, which reduced our available borrowing under the revolver to $741.1 million. The letters of credit generally have a term of one year or less and primarily serve as collateral for our self-insurance policies.

The interest rate on borrowings under the revolving credit facility is based, at our option, on adjusted LIBOR, plus a margin, or an alternate base rate, plus a margin. The current margin is 1.30% and 0.30% per annum for the adjusted LIBOR and alternate base rate borrowings, respectively. A facility fee is charged on the total amount of the revolving credit facility, payable in arrears. The current facility fee rate is 0.20% per annum. Under the terms of the credit agreement, the interest rate and facility fee are subject to change based on our credit rating.

The interest rate on the term loan is based, at our option, on adjusted LIBOR, plus a margin, or an alternate base rate, plus a margin. The current margin is 1.50% and 0.50% per annum for the adjusted LIBOR and alternate base rate borrowings, respectively. Under the terms of the term loan, the interest rate is subject to change based on our credit rating.

The credit agreement contains customary covenants restricting the ability of: (a) subsidiaries of Advance Stores to, among other things, create, incur or assume additional debt; (b) Advance Stores and its subsidiaries to, among other things, (i) incur liens, (ii) make loans and investments, (iii) guarantee obligations, and (iv) change the nature of its business conducted by itself and its subsidiaries; (c) Advance, and its subsidiaries to, among other things (i) engage in certain mergers, acquisitions, asset sales and liquidations, (ii) enter into certain hedging arrangements, (iii) enter into restrictive agreements limiting its ability to incur liens on any of its property or assets, pay distributions, repay loans, or guarantee indebtedness of its subsidiaries, and (iv) engage in sale-leaseback transactions; and (d) Advance to, among other things, change its holding company status. Advance and Advance Stores are required to comply with financial covenants with respect to a maximum leverage ratio and a minimum coverage ratio. The credit agreement also provides for customary events of default, including non-payment defaults, covenant defaults and cross-defaults to Advance Stores’ other material indebtedness. We were in compliance with our covenants at July 12, 2014 with respect to the credit agreement.

Senior Unsecured Notes

We issued 4.50% senior unsecured notes in December 2013 at 99.69% of the principal amount of $450 million which are due December 1, 2023 (the “2023 Notes”). The 2023 Notes bear interest at a rate of 4.50% per year payable semi-annually in arrears on June 1 and December 1 of each year. The net proceeds from the offering of these notes were approximately $445.2 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by us. The net proceeds from the 2023 Notes were used in aggregate with borrowings under our revolving credit facility and term loan and cash on-hand to fund our acquisition of GPI on January 2, 2014.

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

We may redeem some or all of the Notes at any time or from time to time, at the redemption price described in the Indenture. In addition, in the event of a Change of Control Triggering Event (as defined in the Indenture for the Notes), we will be required to offer to repurchase the Notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest to the repurchase date. The Notes are currently fully and unconditionally guaranteed, jointly and severally, on an unsubordinated and unsecured basis by each of the subsidiary guarantors party thereto. We will be permitted to release guarantees without the consent of holders of the Notes under the circumstances described in the Indenture: (i) upon the release of the guarantee of our other debt that resulted in the affected subsidiary becoming a guarantor of this debt; (ii) upon the sale or other disposition of all or substantially all of the stock or assets of the subsidiary guarantor; or (iii) upon our exercise of our legal or covenant defeasance option.

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

As of July 12, 2014, we had a credit rating from Standard & Poor’s of BBB- and from Moody’s Investor Service of Baa3. The current outlooks by Standard & Poor’s and Moody’s are both stable. The current pricing grid used to determine our borrowing rate under our revolving credit facility is based on our credit ratings. If these credit ratings decline, our interest rate on outstanding balances may increase and our access to additional financing on favorable terms may become more limited. In addition, it could reduce the attractiveness of our vendor payment program, where certain of our vendors finance payment obligations from us with designated third party financial institutions, which could result in increased working capital requirements. Conversely, if these credit ratings improve, our interest rate may decrease.

Off-Balance-Sheet Arrangements

We guarantee loans made by banks to various of our independent store customers totaling $33.3 million as of July 12, 2014. These loans are collateralized by security agreements on merchandise inventory and other assets of the borrowers. We believe the likelihood of performance under these guarantees is remote and that the fair value of these guarantees is very minimal. As of July 12, 2014, we had no other off-balance-sheet arrangements as defined in Regulation S-K Item 303 of the SEC regulations. We include other off-balance-sheet arrangements in our contractual obligations table in our 2013 Form 10-K, including operating lease payments, interest payments on our Notes and revolving credit facility and letters of credit outstanding.

Contractual Obligations

In connection with the acquisition of GPI, we made borrowings from our term loan and revolving credit facility. As of July 12, 2014 we had outstanding borrowings under the term loan and revolving credit facility of $815.0 million. Of this balance, $35.0 million remains due in Fiscal 2014, $140.0 million is due in 2015-2016, $255.0 million is due in 2017-2018 and $385.0 million is due thereafter. In addition, we acquired GPI's outstanding operating leases with future minimum lease payments totaling $831.1 million as of July 12, 2014, which are recognized in expense over the respective lease terms.

As of July 12, 2014, there were no other material changes to our outstanding contractual obligations as compared to our contractual obligations outstanding as of December 28, 2013. For additional information regarding our contractual obligations see “Contractual Obligations” in our 2013 Form 10-K.

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

Internet Address and Access to SEC Filings

Our Internet address is www.AdvanceAutoParts.com. We make available free of charge through our Internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the SEC. The SEC maintains a website that contains reports, proxy statements and other information regarding issuers that file electronically with the SEC. These materials may be obtained electronically by accessing the SEC's website at www.sec.gov.

ITEM3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our primary financial market risk is due to changes in interest rates. Historically, we have reduced our exposure to changes in interest rates by entering into various interest rate hedge instruments such as interest rate swap contracts and treasury lock agreements. We have historically utilized interest rate swaps to convert variable rate debt to fixed rate debt and to lock in fixed rates on future debt issuances. Our interest rate hedge instruments have been designated as cash flow hedges. At July 12, 2014, we had no derivative instruments outstanding.

The interest rates on borrowings under our revolving credit facility and term loan are based, at our option, on adjusted LIBOR, plus a margin, or an alternate base rate, plus a margin. As of July 12, 2014 we had $132.5 million of borrowings outstanding under our revolving credit facility and $682.5 million outstanding under our term loan, which exposes us to interest rate risk due to changes in variable interest rates. There is no interest rate risk associated with our 2020, 2022 or 2023 Notes, as the interest rates are fixed at 5.75%, 4.50% and 4.50%, respectively, per annum.

The table below presents principal cash flows and related weighted average interest rates on our revolving credit facility and term loan outstanding at July 12, 2014, by expected maturity dates. Weighted average variable rates are based on implied forward rates in the yield curve at July 12, 2014. Implied forward rates should not be considered a predictor of actual future interest rates.

	Fiscal 2014	Fiscal 2015	Fiscal 2016	Fiscal 2017	Fiscal 2018	Thereafter	Total	Fair Market Liability
	(dollars in thousands)
Variable rate	$35,000	$70,000	$70,000	$52,500	$202,500	$385,000	$815,000	$815,000
Weighted average interest rate	1.8%	2.2%	2.7%	3.7%	4.3%	4.9%	2.9%	—

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

Changes in Internal Control Over Financial Reporting

We acquired GPI on January 2, 2014 and consider the transaction material to our results of operations, cash flows and financial position from the date of acquisition. In conducting our evaluation of the effectiveness of our internal control over financial reporting, we have elected to exclude GPI from our evaluation as generally permitted by the SEC. We are currently in the process of evaluating and integrating GPI's controls over financial reporting. See Note 3, Acquisition, to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for discussion of the acquisition and related financial data. There were no other changes in our internal control over financial reporting that occurred during the quarter ended July 12, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

6BPART II.  OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth the information with respect to repurchases of our common stock for the quarter ended July 12, 2014 (amounts in thousands, except per share amounts):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 20, 2014 to May 17, 2014	—	$—	—	$415,092
May 18, 2014 to June 14, 2014	1	122.09	—	415,092
June 15, 2014 to July 12, 2014	—	—	—	415,092

Total	1	$122.09	—	$415,092

(1)
We repurchased 1,163 shares of our common stock, at an aggregate cost of $0.1 million, or an average purchase price of $122.09 per share, in connection with the net settlement of shares issued as a result of the vesting of restricted stock during the twelve weeks ended July 12, 2014.

(2)	Our $500 million stock repurchase program was authorized by our Board of Directors on May 14, 2012.

ITEM 6.	EXHIBITS

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith
3.1	Restated Certificate of Incorporation of Advance Auto Parts, Inc. (“Advance Auto”) (as amended effective as of June 7, 2013).	10-Q	3.1	8/19/2013
3.2	Amended and Restated Bylaws of Advance Auto (effective June 7, 2013).	8-K	3.2	6/13/2013
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCE AUTO PARTS, INC.

August 20, 2014	By:	/s/ Michael A. Norona
Michael A. Norona Executive Vice President and Chief Financial Officer

S-1

EXHIBIT INDEX

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith
3.1	Restated Certificate of Incorporation of Advance Auto Parts, Inc. (“Advance Auto”) (as amended effective as of June 7, 2013).	10-Q	3.1	8/19/2013
3.2	Amended and Restated Bylaws of Advance Auto (effective June 7, 2013).	8-K	3.2	6/13/2013
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document