Form 10-Q
period 2014-10-04
ADVANCE AUTO PARTS INC
filed 2014-11-12
CIK 1158449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 4, 2014
OR
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

As of November 7, 2014, the registrant had outstanding 72,994,178 shares of Common Stock, par value $0.0001 per share (the only class of common stock of the registrant outstanding).

i

PART I.  FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF
ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
October 4, 2014, December 28, 2013 and October 5, 2013
(in thousands, except per share data)
(unaudited)

	October 4, 2014	December 28, 2013	October 5, 2013
Assets
Current assets:
Cash and cash equivalents	$89,664	$1,112,471	$567,301
Receivables, net	634,828	277,595	278,977
Inventories, net	3,941,549	2,556,557	2,463,978
Other current assets	97,232	42,761	68,435
Total current assets	4,763,273	3,989,384	3,378,691
Property and equipment, net of accumulated depreciation of $1,341,695, $1,255,474 and $1,231,119	1,424,569	1,283,970	1,278,655
Assets held for sale	615	2,064	2,064
Goodwill	997,715	199,835	199,835
Intangible assets, net	763,338	49,872	53,963
Other assets, net	48,227	39,649	31,491
	$7,997,737	$5,564,774	$4,944,699
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$5,580	$916	$1,030
Accounts payable	3,090,991	2,180,614	2,057,615
Accrued expenses	573,183	428,625	429,171
Other current liabilities	114,288	154,630	148,528
Total current liabilities	3,784,042	2,764,785	2,636,344
Long-term debt	1,730,150	1,052,668	604,027
Other long-term liabilities	558,046	231,116	236,480
Commitments and contingencies
Stockholders' equity:
Preferred stock, nonvoting, $0.0001 par value	—	—	—
Common stock, voting, $0.0001 par value	7	7	7
Additional paid-in capital	553,729	531,293	524,741
Treasury stock, at cost	(108,729)	(107,890)	(105,732)
Accumulated other comprehensive (loss) income	(4,818)	3,683	4,608
Retained earnings	1,485,310	1,089,112	1,044,224
Total stockholders' equity	1,925,499	1,516,205	1,467,848
	$7,997,737	$5,564,774	$4,944,699

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
For the Twelve and Forty Week Periods Ended
October 4, 2014 and October 5, 2013
(in thousands, except per share data)
(unaudited)

	Twelve Week Periods Ended		Forty Week Periods Ended
	October 4, 2014	October 5, 2013	October 4, 2014	October 5, 2013
Net sales	$2,289,456	$1,520,144	$7,606,652	$5,085,001
Cost of sales, including purchasing and warehousing costs	1,255,014	757,204	4,156,980	2,534,632
Gross profit	1,034,442	762,940	3,449,672	2,550,369
Selling, general and administrative expenses	825,284	592,216	2,744,039	1,980,895
Operating income	209,158	170,724	705,633	569,474
Other, net:
Interest expense	(15,903)	(7,948)	(56,406)	(26,632)
Other income, net	398	366	1,209	1,689
Total other, net	(15,505)	(7,582)	(55,197)	(24,943)
Income before provision for income taxes	193,653	163,142	650,436	544,531
Provision for income taxes	71,476	59,312	241,045	202,040
Net income	$122,177	$103,830	$409,391	$342,491

Basic earnings per common share	$1.67	$1.42	$5.60	$4.68
Diluted earnings per common share	$1.66	$1.42	$5.56	$4.65
Dividends declared per common share	$0.06	$0.06	$0.18	$0.18

Weighted average common shares outstanding	72,955	72,747	72,913	72,981
Weighted average common shares outstanding - assuming dilution	73,427	73,128	73,390	73,463

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
For the Twelve and Forty Week Periods Ended
October 4, 2014 and October 5, 2013
(in thousands)
(unaudited)

	Twelve Week Periods Ended		Forty Week Periods Ended
	October 4, 2014	October 5, 2013	October 4, 2014	October 5, 2013
Net income	$122,177	$103,830	$409,391	$342,491
Other comprehensive (loss) income:
Changes in net unrecognized other postretirement benefit costs, net of $89, $91, $296 and $248 tax	(138)	(141)	(461)	(386)
Postretirement benefit plan amendment	—	—	—	2,327
Currency translation	(11,454)	—	(8,040)	—
Total other comprehensive (loss) income	(11,592)	(141)	(8,501)	1,941
Comprehensive income	$110,585	$103,689	$400,890	$344,432

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders' Equity
For the Forty Week Periods Ended
October 4, 2014 and October 5, 2013
(in thousands)
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock, at cost		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount		Shares	Amount
Balance, December 28, 2013	—	$—	74,224	$7	$531,293	1,384	$(107,890)	$3,683	$1,089,112	$1,516,205
Net income									409,391	409,391
Total other comprehensive income (loss)								(8,501)		(8,501)
Issuance of shares upon the exercise of stock options and stock appreciation rights			119		1,874					1,874
Tax withholdings related to the exercise of stock appreciation rights					(4,730)					(4,730)
Tax benefit from share-based compensation, net					5,691					5,691
Restricted stock and restricted stock units vested			11							—
Share-based compensation					15,969					15,969
Stock issued under employee stock purchase plan			31		3,597					3,597
Repurchase of common stock						7	(839)			(839)
Cash dividends									(13,193)	(13,193)
Other					35					35
Balance, October 4, 2014	—	$—	74,385	$7	$553,729	1,391	$(108,729)	$(4,818)	$1,485,310	$1,925,499

Balance, December 29, 2012	—	$—	73,731	$7	$520,215	348	$(27,095)	$2,667	$714,900	$1,210,694
Net income									342,491	342,491
Total other comprehensive income								1,941		1,941
Issuance of shares upon the exercise of stock options and stock appreciation rights			438		1,903					1,903
Tax withholdings related to the exercise of stock appreciation rights					(20,572)					(20,572)
Tax benefit from share-based compensation, net					14,979					14,979
Restricted stock and restricted stock units vested			(10)							—
Share-based compensation					6,510					6,510
Stock issued under employee stock purchase plan			23		1,679					1,679
Repurchase of common stock						1,015	(78,637)			(78,637)
Cash dividends									(13,167)	(13,167)
Other					27					27
Balance, October 5, 2013	—	$—	74,182	$7	$524,741	1,363	$(105,732)	$4,608	$1,044,224	$1,467,848

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows For the Forty Week Periods Ended October 4, 2014 and October 5, 2013 (in thousands) (unaudited)
	Forty Week Periods Ended
	October 4, 2014	October 5, 2013
Cash flows from operating activities:
Net income	$409,391	$342,491
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	218,615	160,059
Share-based compensation	15,969	6,510
Loss on property and equipment, net	3,504	402
Other	2,014	1,226
Provision (benefit) for deferred income taxes	32,243	(3,797)
Excess tax benefit from share-based compensation	(5,698)	(15,168)
Net increase in, net of effect from acquisition of businesses:
Receivables, net	(102,062)	(30,529)
Inventories, net	(227,557)	(110,934)
Other assets	(43,534)	(14,902)
Net increase (decrease) in, net of effect from acquisition of businesses:
Accounts payable	209,461	(9,502)
Accrued expenses	29,103	69,724
Other liabilities	(1,155)	2,887
Net cash provided by operating activities	540,294	398,467
Cash flows from investing activities:
Purchases of property and equipment	(161,542)	(147,690)
Business acquisitions, net of cash acquired	(2,060,816)	(187,211)
Sale of certain assets of acquired business	—	16,798
Proceeds from sales of property and equipment	710	723
Net cash used in investing activities	(2,221,648)	(317,380)
Cash flows from financing activities:
Increase (decrease) in bank overdrafts	3,366	(8,665)
Borrowings under credit facilities	1,940,700	—
Payments on credit facilities	(1,258,400)	—
Dividends paid	(17,561)	(17,563)
Proceeds from the issuance of common stock, primarily exercise of stock options	5,506	3,609
Tax withholdings related to the exercise of stock appreciation rights	(4,730)	(20,572)
Excess tax benefit from share-based compensation	5,698	15,168
Repurchase of common stock	(839)	(78,637)
Contingent consideration related to previous business acquisition	(10,047)	(4,726)
Other	(801)	(511)
Net cash provided by (used in) financing activities	662,892	(111,897)

Effect of exchange rate changes on cash	(4,345)	—

Net decrease in cash and cash equivalents	(1,022,807)	(30,810)
Cash and cash equivalents, beginning of period	1,112,471	598,111
Cash and cash equivalents, end of period	$89,664	$567,301

Advance Auto Parts, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows For the Forty Week Periods Ended October 4, 2014 and October 5, 2013 (in thousands) (unaudited)
	Forty Week Periods Ended
	October 4, 2014	October 5, 2013
Supplemental cash flow information:
Interest paid	$40,266	$25,491
Income tax payments	222,862	172,682
Non-cash transactions:
Accrued purchases of property and equipment	21,801	16,698
Receivable for sale of certain assets of acquired business	—	1,074
Changes in other comprehensive income from post retirement benefits	(461)	1,941

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 4, 2014 and October 5, 2013
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

The results of operations for the interim periods are not necessarily indicative of the operating results to be expected for the full fiscal year. The first quarter of each of the Company's fiscal years contains 16 weeks. The Company's remaining three quarters consist of 12 weeks, with the exception of the fourth quarter of fiscal 2014 which will contain 13 weeks due to the 53-week fiscal year in 2014. The Company's last 53-week fiscal year was in 2008.

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

Segment and Related Information

As a result of the acquisition of General Parts International, Inc. ("GPI") on January 2, 2014, which is further described in Note 3, Acquisition, the Company reevaluated the composition of its reportable segments. Based on this analysis, the Company determined that it operates as a single reportable segment. As of October 4, 2014, the Company's operations are comprised of 5,305 stores and 109 distribution branches, which operate in the United States, Canada, Puerto Rico and the U.S. Virgin Islands primarily under the trade names “Advance Auto Parts,” "Carquest," "Autopart International" and "Worldpac." These locations offer a broad selection of brand name, original equipment manufacturer ("OEM") and proprietary automotive replacement parts, accessories, and maintenance items primarily for domestic and imported cars and light trucks. While the mix of do-it-yourself ("DIY") and do-it-for-me ("Commercial") customers varies among the four store brands, all of the locations serve customers through similar distribution channels. The Company has begun implementation of its plan to fully integrate the Carquest company-operated stores and overall operations into Advance Auto Parts by the end of fiscal 2016 and to eventually integrate the availability of all of the Company's product offerings throughout the entire chain.

The Company's Advance Auto Parts operations are currently comprised of three geographic areas. Each of the Advance Auto Parts geographic areas, in addition to Carquest and Worldpac, are individually considered operating segments which are aggregated into one reportable segment. Effective Q1 2015, the Company's three geographic areas will expand to five areas, inclusive of the Carquest operations, at which time Carquest will no longer be an operating segment. Included in the Company's overall store operations are sales generated from its e-commerce platforms. The Company's e-commerce platforms, primarily consisting of its online websites and Commercial ordering platforms, are part of its integrated operating approach of serving its DIY and Commercial customers. The Company's online websites allow its DIY customers to pick up merchandise at a conveniently located store location or have their purchases shipped directly to them. The majority of the Company's online DIY

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 4, 2014 and October 5, 2013
(in thousands, except per share data)
(unaudited)

sales are picked up at store locations. Through the Company's online ordering platforms, Commercial customers can conveniently place orders with a designated store location for delivery to their places of business or pick-up.

New Accounting Pronouncements

In August 2014, the Financial Accounting Standard Board, or FASB, issued Accounting Standard Update, or ASU, 2014-15 “Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern." This new standard requires management to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity's ability to continue as a going concern. This ASU is effective for annual periods ending after December 15, 2016, and interim periods thereafter; earlier adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial condition, results of operations or cash flows.

In June 2014, the FASB, issued ASU 2014-12 “Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period." The amendments in this ASU require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015; earlier adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial condition, results of operations or cash flows.

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

In April 2014, the FASB issued ASU No. 2014-08 "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of Equity", which amends the definition of a discontinued operation in Accounting Standards Codification, or ASC, 205-20 and requires entities to provide additional disclosures about discontinued operations as well as disposal transactions that do not meet the discontinued operations criteria. The new guidance changes the definition of a discontinued operation and requires discontinued operations treatment for disposals of a component or group of components that represents a strategic shift that has or will have a major impact on an entity’s operations or financial results. The ASU is effective prospectively for all disposals (except disposals classified as held for sale before the adoption date) or components initially classified as held for sale in periods beginning on or after December 15, 2014; earlier adoption is permitted. The adoption of this guidance affects prospective presentation of disposals and therefore, is not expected to have a material impact on the Company's consolidated financial condition, results of operations or cash flows.

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
For the Twelve and Forty Week Periods Ended October 4, 2014 and October 5, 2013
(in thousands, except per share data)
(unaudited)

2.	Inventories, net:

Inventories are stated at the lower of cost or market. The Company used the LIFO method of accounting for approximately 88% of inventories at October 4, 2014 and 95% of inventories at December 28, 2013 and October 5, 2013. Under LIFO, the Company’s cost of sales reflects the costs of the most recently purchased inventories, while the inventory carrying balance represents the costs for inventories purchased in Fiscal 2014 and prior years. As a result of utilizing LIFO, the Company recorded a reduction to cost of sales of $4,172 for the forty weeks ended October 4, 2014 and an increase to cost of sales of $476 for the forty weeks ended October 5, 2013. The Company's overall costs to acquire inventory for the same or similar products have generally decreased historically as the Company has been able to leverage its continued growth, execution of merchandising strategies and realization of supply chain efficiencies.

An actual valuation of inventory under the LIFO method is performed by the Company at the end of each fiscal year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected fiscal year-end inventory levels and costs.

Inventory balances at October 4, 2014, December 28, 2013 and October 5, 2013 were as follows:

	October 4, 2014	December 28, 2013	October 5, 2013
Inventories at FIFO, net	$3,805,615	$2,424,795	$2,338,264
Adjustments to state inventories at LIFO	135,934	131,762	125,714
Inventories at LIFO, net	$3,941,549	$2,556,557	$2,463,978

3.	Acquisition:

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

The Company acquired all of GPI's assets and liabilities as a result of the transaction. Under the terms of the agreement, the Company acquired all of the outstanding stock of GPI for a purchase price of $2,080,804 (subject to adjustment for certain closing items) consisting of $1,307,991 in cash to GPI's shareholders, the repayment of $694,301 of GPI debt and $78,512 in make-whole fees and transaction-related expenses. The Company funded the purchase price with cash on-hand, $700,000 from a term loan and $306,046 from a revolving credit facility. Refer to Note 7, Long-Term Debt, for a more detailed description of this debt. The Company recognized $26,970 of acquisition-related costs during Fiscal 2013, which was included in selling, general and administrative expenses and interest expense. The Company recognized no acquisition-related costs during the twelve and forty weeks ended October 4, 2014, as all of these costs were recognized during Fiscal 2013. The Company has included the financial results of GPI in its consolidated financial statements commencing January 2, 2014. GPI contributed sales of $728,931 and net income of $19,329 during the twelve weeks ended October 4, 2014. GPI contributed sales of $2,345,942 and net income of $58,895 during the forty weeks ended October 4, 2014. The net income reflects amortization related to the acquired intangible assets and integration expenses.

Included in the total purchase price, $200,881 was placed in escrow to secure indemnification obligations of the sellers relating to the accuracy of representations and warranties and the satisfaction of covenants. Half of the escrow funds will be disbursed to the Sellers on July 2, 2015 and the remaining amounts distributed on January 2, 2017, after deducting for any claims indemnified from escrow. At the acquisition date, the Company recognized a net indemnification asset of $4,283 with respect to liabilities for which it intends to make a claim from escrow. According to the agreement, the Company will be

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 4, 2014 and October 5, 2013
(in thousands, except per share data)
(unaudited)

indemnified, for the escrow term of three years, against losses incurred relating to taxes owed by GPI for periods prior to June 30, 2013.

Purchase Price Allocation

The following table summarizes the consideration paid for GPI and the amounts of the assets acquired and liabilities assumed as of the acquisition date:

Total Consideration	$2,080,804

Recognized amounts of identifiable assets acquired and liabilities assumed
Cash and cash equivalents	$25,176
Receivables	255,997
Inventory	1,159,886
Other current assets	118,871
Property, plant and equipment	162,545
Intangible assets	756,571
Other assets	1,741
Accounts payable	(704,006)
Accrued and other current liabilities	(136,784)
Long-term liabilities	(356,584)
Total identifiable net assets	1,283,413

Goodwill	797,391

Total acquired net assets	$2,080,804

During the twelve weeks ended October 4, 2014 the Company obtained new information about facts and circumstances that existed as of the acquisition date that resulted in a change in the fair value of assets and liabilities recognized. Accordingly, the fair values of assets and liabilities have been revised as of the acquisition date, resulting in a decrease in goodwill of $757 primarily related to adjustments to income taxes payable. As of October 4, 2014, the valuation of the assets acquired and liabilities assumed is complete.

Due to the nature of GPI's business, the assets acquired and liabilities assumed as part of this acquisition are similar in nature to those of the Company. The goodwill attributable to the acquisition will not be amortizable or deductible for tax purposes. The goodwill of $797,391 arising from the acquisition consists largely of the anticipated synergies and economies of scale from the combined companies and the overall strategic importance of GPI to the Company. For additional information regarding goodwill and intangible assets acquired, see Note 5, Goodwill and Intangible Assets.

The Company recorded a liability associated with unfavorable leases of $48,604, which is included in other long-term liabilities. Favorable and unfavorable lease assets and liabilities will be amortized to rent expense over their expected lives, which approximates the period of time that the favorable or unfavorable lease terms will be in effect. The fair value of financial assets acquired included receivables of $255,997 primarily from Commercial customers and vendors. The gross amount due was $269,006, of which $13,009 was expected to be uncollectible.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 4, 2014 and October 5, 2013
(in thousands, except per share data)
(unaudited)

Unaudited Pro Forma Financial Information

The following unaudited consolidated pro forma financial information combines the respective measure of the Company for the twelve and forty weeks ended October 5, 2013 and GPI for the three and nine months ended September 30, 2013. The pro forma financial information has been prepared by adjusting the historical data to give effect to the acquisition as if it had occurred on December 30, 2012 (the first day of the Company's fiscal 2013).

	October 5, 2013	October 5, 2013
	(Third Quarter Ended)	(Year to Date Ended)
Pro forma:
Net sales	$2,295,241	$7,332,864

Net income	$126,074	$392,738

Basic earnings per share	$1.73	$5.38

Diluted earnings per share	$1.73	$5.35
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

•
elimination of the GPI recognition of a deferred gain in 2013 of $2,073 and $4,783 for the three and nine months ended September 30, 2013, respectively, from a sale leaseback transaction as the deferred values were subsequently removed in purchase accounting; and

•	elimination of acquisition-related transaction fees incurred by the Company of $5,114 for the twelve and forty weeks ended October 5, 2013.
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

4. Exit Activities and Impairment:

In June 2014, the Company approved plans to relocate operations from its Minneapolis, Minnesota and Campbell, California offices to other existing offices of the Company, including in Newark, California, Roanoke, Virginia and Raleigh, North Carolina, and to close its Minneapolis and Campbell offices. The Company also expects to relocate various functions between its existing offices in Roanoke and Raleigh. The Company anticipates that the relocations and office closings will be substantially completed by the end of 2015. The Company also approved plans in June to consolidate approximately 100 Carquest stores during 2014. In August 2014, the Company approved plans to consolidate the operations of 33 of its 40

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 4, 2014 and October 5, 2013
(in thousands, except per share data)
(unaudited)

Autoparts International ("AI") stores in Florida into Advance Auto Parts stores by the end of 2015. The Company also plans to convert the remaining 7 AI stores in Florida to Advance Auto Parts by the end of 2015.

In connection with these relocations, office closings and store consolidations, the Company plans to relocate some employees and terminate the employment of others. The Board of Directors of the Company approved this action in order to take advantage of synergies following the acquisition of GPI and to capitalize on the strength of existing locations and organizational experience. The Company estimates that it will incur restructuring costs of approximately $38,600 over the next two years under these plans. Substantially all of these costs are expected to be cash expenditures. This estimate includes approximately $11,200 of employee severance costs, $17,600 of relocation costs and $9,800 of closed store lease liabilities.

Employees receiving severance/outplacement benefits will be required to render service until they are terminated in order to receive the benefits. Therefore, the severance/outplacement benefits will be recognized over the related service periods. During the twelve and forty weeks ended October 4, 2014 the Company recognized $2,217 and $3,868, respectively, of severance/outplacement benefits under these restructuring plans and other severance related to the acquisition of GPI.

Contract termination costs, such as those associated with closed store and office leases, will be recognized at the cease-use date. Closed lease liabilities include the present value of the remaining lease obligations and management’s estimate of future costs of insurance, property tax and common area maintenance (reduced by the present value of estimated revenues from subleases and lease buyouts). As of October 4, 2014, 26 Carquest stores and one AI store had been consolidated under these restructuring plans. The Company’s closed store lease obligations at October 4, 2014 included $1,182 related to these consolidations.

Other restructuring costs, including costs to consolidate or close facilities and relocate employees, will be recognized in the period in which the liability is incurred. During the twelve and forty weeks ended October 4, 2014 the Company recognized $2,990 and $5,108, respectively, of relocation and consolidation costs.

A summary of the Company’s restructuring liabilities, which are recorded in accrued expenses (current portion) and long-term liabilities (long-term portion) in the accompanying condensed consolidated balance sheet, are presented in the following table:

	Closed Store Lease Obligations	Severance	Relocation and Other Exit Costs	Total
For the twelve weeks ended October 4, 2014:

Balance, July 12, 2014:	$14,665	$1,504	$1,526	$17,695
Reserves established	1,666	2,821	2,990	7,477
Change in estimates	(57)	(603)	—	(660)
Cash payments	(1,456)	(420)	(2,192)	(4,068)
Balance, October 4, 2014	$14,818	$3,302	$2,324	$20,444

For the forty weeks ended October 4, 2014:

Balance, December 28, 2013	$11,212	$—	$—	$11,212
Reserves acquired with GPI	3,455	—	—	3,455
Reserves established	4,378	4,472	5,108	13,958
Change in estimates	694	(603)	—	91
Cash payments	(4,921)	(567)	(2,784)	(8,272)
Balance, October 4, 2014	$14,818	$3,302	$2,324	$20,444

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 4, 2014 and October 5, 2013
(in thousands, except per share data)
(unaudited)

The Company also evaluated certain store assets contained in locations identified as part of the store consolidation plan. The Company evaluates the recoverability of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable and exceeds its fair value. Accordingly, the Company determined that the carrying amounts of certain assets were considered to not be recoverable based on the stores’ closure and /or projected inability to produce sufficient cash flows. For those assets that were not considered to be recoverable, the Company determined the amount of impairment based on the excess of the assets’ carrying value as compared to their fair value. During the twelve and forty weeks ended October 4, 2014 impairment charges recognized related to the restructuring plan were $923 and $987, respectively.

5. Goodwill and Intangible Assets:

Goodwill

The following table reflects the carrying amount of goodwill and the changes in goodwill carrying amounts.

	October 4, 2014	December 28, 2013	October 5, 2013
	(40 weeks ended)	(52 weeks ended)	(40 weeks ended)
Goodwill, beginning of period	$199,835	$76,389	$76,389
Acquisitions	798,043	123,446	123,446
Changes in foreign currency exchange rates	(163)	—	—

Goodwill, end of period	$997,715	$199,835	$199,835

As discussed in Note 3, Acquisition, on January 2, 2014, the Company acquired GPI in an all-cash transaction which resulted in the addition of $797,391 of goodwill. During the forty weeks ended October 4, 2014, the Company also added $652 of goodwill associated with the acquisition of nine stores. On December 31, 2012, the Company acquired B.W.P. Distributors, Inc. ("BWP") in an all-cash transaction which resulted in the addition of $123,446 of goodwill.

Intangible Assets Other Than Goodwill

The Company recorded an increase to intangible assets of $757,453 during the forty weeks ended October 4, 2014 related to the acquisition of GPI and nine independent stores. The increase included customer relationships of $330,293 which will be amortized over 12 years, non-competes totaling $50,695 which will be amortized over 5 years and favorable leases of $56,465 which are amortized over the life of the leases at a weighted average of 4.5 years. The increase also includes indefinite-life intangibles of $320,000 from acquired brands.

The Company recorded an increase to intangible assets of $31,245 during the forty weeks ended October 5, 2013 related to the acquisition of BWP. The increase included Customer Relationships of $26,045 which will be amortized over 12 years and other intangible assets totaling $5,200 which will be amortized over a weighted average of 3.4 years.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 4, 2014 and October 5, 2013
(in thousands, except per share data)
(unaudited)

The gross and net carrying amounts of acquired intangible assets as of October 4, 2014, December 28, 2013 and October 5, 2013 are comprised of the following:

	Acquired Intangible Assets
	Subject to Amortization				Not Subject to Amortization	Total Intangible Assets (excluding goodwill)
	Customer Relationships	Acquired Technology	Favorable Leases	Non-Compete and Other	Brands, Trademark and Tradenames
Gross:
Gross carrying amount at December 28, 2013	$33,601	$8,850	$—	$6,085	$20,550	$69,086
Additions	330,293	—	56,465	50,695	320,000	757,453
Effect of exchange rate changes on intangibles	(212)	—	9	—	84	(119)
Gross carrying amount at October 4, 2014	$363,682	$8,850	$56,474	$56,780	$340,634	$826,420

Gross carrying amount at December 29, 2012	$9,800	$8,850	$—	$885	$20,550	$40,085
Additions	26,045	—	—	5,200	—	31,245
Gross carrying amount at October 5, 2013	$35,845	$8,850	$—	$6,085	$20,550	$71,330

Net:
Net book value at December 28, 2013	$23,292	$2,469	$—	$3,561	$20,550	$49,872
Additions	330,293	—	56,465	50,695	320,000	757,453
2014 amortization	(23,353)	(2,027)	(9,220)	(9,268)	—	(43,868)
Effect of exchange rate changes on intangibles	(212)	—	9	—	84	(119)
Net carrying amount at October 4, 2014	$330,020	$442	$47,254	$44,988	$340,634	$763,338

Net book value at December 29, 2012	$2,658	$5,419	$—	$218	$20,550	$28,845
Additions	26,045	—	—	5,200	—	31,245
2013 amortization	(2,429)	(2,269)	—	(1,429)	—	(6,127)
Net carrying amount at October 5, 2013	$26,274	$3,150	$—	$3,989	$20,550	$53,963

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 4, 2014 and October 5, 2013
(in thousands, except per share data)
(unaudited)

Future Amortization Expense

The table below shows expected amortization expense for the next five years for acquired intangible assets recorded as of October 4, 2014:

Fiscal Year	Amount
Remainder of 2014	$12,701
2015	52,234
2016	48,413
2017	46,060
2018	43,176
Thereafter	220,120

6. Receivables, net:

Receivables consist of the following:

	October 4, 2014	December 28, 2013	October 5, 2013
Trade	$435,377	$145,670	$149,670
Vendor	203,650	138,336	134,471
Other	14,801	6,884	6,821
Total receivables	653,828	290,890	290,962
Less: Allowance for doubtful accounts	(19,000)	(13,295)	(11,985)
Receivables, net	$634,828	$277,595	$278,977

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 4, 2014 and October 5, 2013
(in thousands, except per share data)
(unaudited)

7. Long-term Debt:

Long-term debt consists of the following:

	October 4, 2014	December 28, 2013	October 5, 2013
Revolving facility at variable interest rates (1.49% and 1.47% at October 4, 2014 and December 28, 2013, respectively, due December 5, 2018; and 1.67% at October 5, 2013, replaced by the current facility)	$82,300	$—	$—
Term loan at variable interest rates (1.62% and 1.67% at October 4, 2014 and December 28, 2013, respectively) due January 2, 2019	600,000	—	—
5.75% Senior Unsecured Notes (net of unamortized discount of $776, $865 and $891 at October 4, 2014, December 28, 2013 and October 5, 2013, respectively) due May 1, 2020	299,224	299,135	299,109
4.50% Senior Unsecured Notes (net of unamortized discount of $74, $80 and $82 at October 4, 2014, December 28, 2013 and October 5, 2013, respectively) due January 15, 2022	299,926	299,920	299,918
4.50% Senior Unsecured Notes (net of unamortized discount of $1,300 and $1,387 at October 4, 2014 and December 28, 2013, respectively) due December 1, 2023	448,700	448,613	—
Other	5,580	5,916	6,030
	1,735,730	1,053,584	605,057
Less: Current portion of long-term debt	(5,580)	(916)	(1,030)
Long-term debt, excluding current portion	$1,730,150	$1,052,668	$604,027

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

As of October 4, 2014, under the 2013 Credit Agreement, the Company had outstanding borrowings of $82,300 under the revolver and $600,000 under the term loan. As of October 4, 2014, the Company also had letters of credit outstanding of $155,438, which reduced the availability under the revolver to $762,262. The letters of credit generally have a term of one year or less and primarily serve as collateral for the Company’s self-insurance policies.

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
For the Twelve and Forty Week Periods Ended October 4, 2014 and October 5, 2013
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

The 2013 Credit Agreement contains customary covenants restricting the ability of: (a) subsidiaries of Advance Stores to, among other things, create, incur or assume additional debt; (b) Advance Stores and its subsidiaries to, among other things, (i) incur liens, (ii) make loans and investments, (iii) guarantee obligations, and (iv) change the nature of its business conducted by itself and its subsidiaries; (c) Advance, Advance Stores and their subsidiaries to, among other things (i) engage in certain mergers, acquisitions, asset sales and liquidations, (ii) enter into certain hedging arrangements, (iii) enter into restrictive agreements limiting its ability to incur liens on any of its property or assets, pay distributions, repay loans, or guarantee indebtedness of its subsidiaries, and (iv) engage in sale-leaseback transactions; and (d) Advance, among other things, to change its holding company status. Advance and Advance Stores are required to comply with financial covenants with respect to a maximum leverage ratio and a minimum consolidated coverage ratio. The 2013 Credit Agreement also provides for customary events of default, including non-payment defaults, covenant defaults and cross-defaults to Advance Stores’ other material indebtedness. The Company was in compliance with its covenants with respect to the 2013 Credit Agreement at October 4, 2014 and December 28, 2013.

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
For the Twelve and Forty Week Periods Ended October 4, 2014 and October 5, 2013
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

Debt Guarantees

The Company is a guarantor of loans made by banks to various independent store customers of the Company totaling $32,866 as of October 4, 2014. Upon entering into a relationship with certain independent stores, the Company guaranteed the debt of those stores to aid in the procurement of business loans. These loans are collateralized by security agreements on merchandise inventory and other assets of the borrowers. The approximate value of the assets collateralized in these agreements is $67,253 as of October 4, 2014. The Company believes that the likelihood of performance under these guarantees is remote, and any fair value attributable to these guarantees would be very minimal.

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

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 4, 2014 and October 5, 2013
(in thousands, except per share data)
(unaudited)

The following table sets forth the Company’s financial liabilities that were measured at fair value on a recurring basis as of October 4, 2014, December 28, 2013 and October 5, 2013:

		Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
As of October 4, 2014:
Contingent consideration related to business acquisitions	$—	$—	$—	$—

As of December 28, 2013:
Contingent consideration related to business acquisitions	$9,475	$—	$—	$9,475

As of October 5, 2013:
Contingent consideration related to business acquisitions	$12,939	$—	$—	$12,939

The fair value of the contingent consideration, which was recorded in Accrued expenses and Other long-term liabilities as of December 28, 2013 and October 5, 2013, was based on various estimates including the Company’s estimate of the probability of achieving the targets and the time value of money. During the forty weeks ended October 4, 2014, the contingent consideration previously recognized at fair value was paid.

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

The carrying value and fair value of the Company's long-term debt as of October 4, 2014, December 28, 2013 and October 5, 2013, respectively, are as follows:

	October 4, 2014	December 28, 2013	October 5, 2013
Carrying Value	$1,730,150	$1,052,668	$604,027
Fair Value	$1,817,000	$1,086,000	$626,000

Non-Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). During the forty weeks ended October 4, 2014, the Company had no significant non-financial assets or liabilities that had been adjusted to fair value subsequent to initial recognition.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 4, 2014 and October 5, 2013
(in thousands, except per share data)
(unaudited)

9. Stock Repurchases:

The Company’s stock repurchase program allows it to repurchase its common stock on the open market or in privately negotiated transactions from time to time in accordance with the requirements of the SEC. The Company's $500,000 stock repurchase program in place as of October 4, 2014 was authorized by its Board of Directors on May 14, 2012.

During the twelve and forty weeks ended October 4, 2014, the Company repurchased no shares of its common stock under its stock repurchase program. The Company had $415,092 remaining under its stock repurchase program as of October 4, 2014. During the twelve weeks ended October 5, 2013, the Company repurchased 35 shares of its common stock at an aggregate cost of $2,782, or an average price of $79.94 per share under its stock repurchase program. During the forty weeks ended October 5, 2013, the Company repurchased 998 shares of its common stock at an aggregate cost of $77,293, or an average price of $77.47 per share under its stock repurchase program.

The Company repurchased 1 share of its common stock at an aggregate cost of $82, or an average price of $128.71 per share, in connection with the net settlement of shares issued as a result of the vesting of restricted stock and restricted stock units during the twelve weeks ended October 4, 2014. The Company repurchased 7 shares of its common stock at an aggregate cost of $839, or an average price of $126.53 per share, in connection with the net settlement of shares issued as a result of the vesting of restricted stock and restricted stock units during the forty weeks ended October 4, 2014.

The Company repurchased 1 share of its common stock at an aggregate cost of $68, or an average price of $81.85 per share, in connection with the net settlement of shares issued as a result of the vesting of restricted stock and restricted stock units during the twelve weeks ended October 5, 2013. The Company repurchased 17 shares of its common stock at an aggregate cost of $1,344, or an average price of $77.80 per share, in connection with the net settlement of shares issued as a result of the vesting of restricted stock and restricted stock units during the forty weeks ended October 5, 2013.

10.	Earnings per Share:

Certain of the Company’s shares granted to Team Members in the form of restricted stock and restricted stock units are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per share. For the twelve week periods ended October 4, 2014 and October 5, 2013, earnings of $392 and $232, respectively, were allocated to the participating securities. For the forty week periods ended October 4, 2014 and October 5, 2013, earnings of $1,282 and $791, respectively, were allocated to the participating securities.

Diluted earnings per share are calculated by including the effect of dilutive securities. Share-based awards to purchase approximately 2 and 54 shares of common stock that had an exercise price in excess of the average market price of the common stock during the twelve week periods ended October 4, 2014 and October 5, 2013, respectively, were not included in the calculation of diluted earnings per share because they were anti-dilutive. Share-based awards to purchase approximately 9 and 52 shares of common stock that had an exercise price in excess of the average market price of the common stock during the forty week periods ended October 4, 2014 and October 5, 2013, respectively, were not included in the calculation of diluted earnings per share because they were anti-dilutive.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 4, 2014 and October 5, 2013
(in thousands, except per share data)
(unaudited)

The following table illustrates the computation of basic and diluted earnings per share for the twelve and forty week periods ended October 4, 2014 and October 5, 2013, respectively:

	Twelve Weeks Ended		Forty Weeks Ended
	October 4, 2014	October 5, 2013	October 4, 2014	October 5, 2013
Numerator
Net income	$122,177	$103,830	$409,391	$342,491
Participating securities' share in earnings	(392)	(232)	(1,282)	(791)
Net income applicable to common shares	$121,785	$103,598	$408,109	$341,700
Denominator
Basic weighted average common shares	72,955	72,747	72,913	72,981
Dilutive impact of share-based awards	472	381	477	482
Diluted weighted average common shares	73,427	73,128	73,390	73,463

Basic earnings per common share
Net income applicable to common stockholders	$1.67	$1.42	$5.60	$4.68

Diluted earnings per common share
Net income applicable to common stockholders	$1.66	$1.42	$5.56	$4.65

11.	Share-Based Compensation:

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

The Company granted 19 shares of performance-based RSUs, 67 time-based RSUs and 70 performance-based SARs during the forty week period ended October 4, 2014. The majority of these grants represent an off-cycle award made in the first fiscal quarter to certain GPI team members following the acquisition of GPI. The weighted average fair value of the RSUs granted during the forty week period ended October 4, 2014 was $124.81 per share. The weighted average fair value of the SARs granted, using the Black-Scholes option pricing model, was $28.55 per share, using the following weighted average assumptions:

Black-Scholes Option Valuation Assumptions	October 4, 2014

Risk-free interest rate (1)	1.1%
Expected dividend yield	0.2%
Expected stock price volatility (2)	27.6%
Expected life of awards (in months) (3)	49

(1)	The risk-free interest rate is based on the U.S. Treasury constant maturity interest rate having a term consistent with the expected life of the award.

(2)	Expected volatility is determined using a blend of historical and implied volatility.

(3)	The expected life of the Company's awards represents the estimated period of time until exercise and is based on historical experience of previously granted awards.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 4, 2014 and October 5, 2013
(in thousands, except per share data)
(unaudited)

See the Company's Annual Report on Form 10-K for the year ended December 28, 2013, for a more detailed discussion regarding the terms of the Company’s share-based compensation awards.

The Company recognizes share-based compensation expense on a straight-line basis net of estimated forfeitures. Forfeitures are estimated based on historical experience. Total share-based compensation expense included in the Company’s consolidated statements of operations was $3,606 for the twelve week period ended October 4, 2014 and the related income tax benefit recognized was $1,322. For the forty weeks ended October 4, 2014, total share-based compensation expense included in the Company's consolidated statements of operations was $15,969 and the related income tax benefit recognized was $5,868. As of October 4, 2014, there was $29,671 of unrecognized compensation expense related to all share-based awards that is expected to be recognized over a weighted average period of 1.2 years.

The aggregate intrinsic value for outstanding awards at October 4, 2014 was approximately $151,431 based on the Company's closing stock price of $135.13 as of the last trading day of the third Fiscal Quarter, 2014. For the forty weeks ended October 4, 2014, the aggregate intrinsic value for awards exercised was $19,866. The weighted-average remaining contractual life for outstanding and exercisable awards was approximately 4.6 and 3.0 years, respectively.

12.	Warranty Liabilities:

The following table presents changes in the Company’s warranty reserves:

	October 4, 2014	December 28, 2013	October 5, 2013
	(40 weeks ended)	(52 weeks ended)	(40 weeks ended)
Warranty reserve, beginning of period	$39,512	$38,425	$38,425
Reserves acquired with GPI	4,490	—	—
Additions to warranty reserves	37,581	42,380	31,280
Reserves utilized	(36,537)	(41,293)	(31,148)

Warranty reserve, end of period	$45,046	$39,512	$38,557

The Company’s warranty liabilities are included in Accrued expenses in its condensed consolidated balance sheets.

13. Condensed Consolidating Financial Statements:

Certain 100% wholly-owned domestic subsidiaries of Advance, including its Material Subsidiaries (as defined in the 2013 Credit Agreement) serve as guarantors of Advance's senior unsecured notes ("Guarantor Subsidiaries"). The subsidiary guarantees related to Advance's senior unsecured notes are full and unconditional and joint and several, and there are no restrictions on the ability of Advance to obtain funds from its Guarantor Subsidiaries. Certain of Advance's wholly-owned subsidiaries, including all of its foreign subsidiaries, do not serve as guarantors of Advance's senior unsecured notes ("Non-Guarantor Subsidiaries"). Beginning in January 2014, the Non-Guarantor Subsidiaries, which were previously minor, no longer qualified as minor as defined by SEC regulations. Accordingly, we present below the condensed consolidating financial information for the Guarantor Subsidiaries and Non-Guarantor Subsidiaries. Investments in subsidiaries of the Company are required to be presented under the equity method, even though all such subsidiaries meet the requirements to be consolidated under GAAP.

Set forth below are condensed consolidating financial statements presenting the financial position, results of operations, and cash flows of (i) Advance, (ii) the Guarantor Subsidiaries, (iii) the Non-Guarantor Subsidiaries, and (iv) the eliminations necessary to arrive at consolidated information for the Company. The statement of operations eliminations relate primarily to the sale of inventory from a Non-Guarantor Subsidiary to a Guarantor Subsidiary. The balance sheet eliminations relate primarily to the elimination of intercompany receivables and payables and subsidiary investment accounts.

The following tables present condensed consolidating balance sheets as of October 4, 2014 and condensed consolidating statements of operations, comprehensive income and cash flows for the twelve and forty weeks ended October 4, 2014, and should be read in conjunction with the consolidated financial statements herein.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 4, 2014 and October 5, 2013
(in thousands, except per share data)
(unaudited)

Condensed Consolidating Balance Sheets
As of October 4, 2014

	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$9	$71,868	$17,796	$(9)	$89,664
Receivables, net	—	594,618	40,210	—	634,828
Inventories, net	—	3,790,168	151,381	—	3,941,549
Other current assets	2,767	88,700	8,353	(2,588)	97,232
Total current assets	2,776	4,545,354	217,740	(2,597)	4,763,273
Property and equipment, net of accumulated depreciation	2	1,413,808	10,759	—	1,424,569
Assets held for sale	—	615	—	—	615
Goodwill	—	940,817	56,898	—	997,715
Intangible assets, net	—	701,711	61,627	—	763,338
Other assets, net	13,325	39,909	387	(5,394)	48,227
Investment in subsidiaries	1,637,884	290,879	—	(1,928,763)	—
Intercompany note receivable	1,047,850	—	—	(1,047,850)	—
Due from intercompany, net	275,581	—	219,570	(495,151)	—
	$2,977,418	$7,933,093	$566,981	$(3,479,755)	$7,997,737
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$—	$5,580	$—	$—	$5,580
Accounts payable	—	2,852,626	238,365	—	3,090,991
Accrued expenses	4,069	557,874	13,411	(2,171)	573,183
Other current liabilities	—	111,025	3,689	(426)	114,288
Total current liabilities	4,069	3,527,105	255,465	(2,597)	3,784,042
Long-term debt	1,047,850	682,300	—	—	1,730,150
Other long-term liabilities	—	542,803	20,637	(5,394)	558,046
Intercompany note payable	—	1,047,850	—	(1,047,850)	—
Due to intercompany, net	—	495,151	—	(495,151)	—
Commitments and contingencies

Stockholders' equity	1,925,499	1,637,884	290,879	(1,928,763)	1,925,499
	$2,977,418	$7,933,093	$566,981	$(3,479,755)	$7,997,737

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 4, 2014 and October 5, 2013
(in thousands, except per share data)
(unaudited)

Condensed Consolidating Statements of Operations
For the Twelve weeks ended October 4, 2014

	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$2,210,946	$128,949	$(50,439)	$2,289,456
Cost of sales, including purchasing and warehousing costs	—	1,215,938	89,515	(50,439)	1,255,014
Gross profit	—	995,008	39,434	—	1,034,442
Selling, general and administrative expenses	2,972	809,372	25,522	(12,582)	825,284
Operating (loss) income	(2,972)	185,636	13,912	12,582	209,158
Other, net:
Interest expense	(11,926)	(3,974)	(3)	—	(15,903)
Other income (expense), net	14,858	(2,412)	534	(12,582)	398
Total other, net	2,932	(6,386)	531	(12,582)	(15,505)
(Loss) Income before provision for income taxes	(40)	179,250	14,443	—	193,653
(Benefit) Provision for income taxes	(35)	68,585	2,926	—	71,476
(Loss) Income before equity in earnings of subsidiaries	(5)	110,665	11,517	—	122,177
Equity in earnings of subsidiaries	122,182	11,517	—	(133,699)	—
Net income	$122,177	$122,182	$11,517	$(133,699)	$122,177

Condensed Consolidating Statements of Operations
For the Forty weeks ended October 4, 2014

	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$7,356,764	$411,256	$(161,368)	$7,606,652
Cost of sales, including purchasing and warehousing costs	—	4,030,531	287,817	(161,368)	4,156,980
Gross profit	—	3,326,233	123,439	—	3,449,672
Selling, general and administrative expenses	10,936	2,695,012	80,638	(42,547)	2,744,039
Operating (loss) income	(10,936)	631,221	42,801	42,547	705,633
Other, net:
Interest expense	(40,023)	(16,219)	(164)	—	(56,406)
Other income (expense), net	51,005	(6,836)	(413)	(42,547)	1,209
Total other, net	10,982	(23,055)	(577)	(42,547)	(55,197)
Income before provision for income taxes	46	608,166	42,224	—	650,436
Provision for income taxes	73	232,489	8,483	—	241,045
(Loss) Income before equity in earnings of subsidiaries	(27)	375,677	33,741	—	409,391
Equity in earnings of subsidiaries	409,418	33,741	—	(443,159)	—
Net income	$409,391	$409,418	$33,741	$(443,159)	$409,391

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 4, 2014 and October 5, 2013
(in thousands, except per share data)
(unaudited)

Condensed Consolidating Statements of Comprehensive Earnings
For the Twelve Weeks ended October 4, 2014

	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$122,177	$122,182	$11,517	$(133,699)	$122,177
Other comprehensive (loss) income:
Changes in net unrecognized other postretirement benefit costs	—	(138)	—	—	(138)
Currency translation	—	—	(11,454)	—	(11,454)
Equity in other comprehensive (loss) income of subsidiaries	(11,592)	(11,454)	—	23,046	—
Other comprehensive (loss) income	(11,592)	(11,592)	(11,454)	23,046	(11,592)
Comprehensive income	$110,585	$110,590	$63	$(110,653)	$110,585

Condensed Consolidating Statements of Comprehensive Earnings
For the Forty Weeks ended October 4, 2014

	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$409,391	$409,418	$33,741	$(443,159)	$409,391
Other comprehensive (loss) income:
Changes in net unrecognized other postretirement benefit costs	—	(461)	—	—	(461)
Currency translation	—	—	(8,040)	—	(8,040)
Equity in other comprehensive (loss) income of subsidiaries	(8,501)	(8,040)	—	16,541	—
Other comprehensive (loss) income	(8,501)	(8,501)	(8,040)	16,541	(8,501)
Comprehensive income	$400,890	$400,917	$25,701	$(426,618)	$400,890

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 4, 2014 and October 5, 2013
(in thousands, except per share data)
(unaudited)

Condensed Consolidating Statements of Cash Flows
For the Forty weeks ended October 4, 2014

	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$—	$521,116	$19,178	$—	$540,294
Cash flows from investing activities:
Purchases of property and equipment	—	(159,621)	(1,921)	—	(161,542)
Business acquisitions, net of cash acquired	—	(2,059,986)	(830)	—	(2,060,816)
Proceeds from sales of property and equipment	—	692	18	—	710
Net cash used in investing activities	—	(2,218,915)	(2,733)	—	(2,221,648)
Cash flows from financing activities:
Increase in bank overdrafts	—	3,375	—	(9)	3,366
Borrowings under credit facilities	—	1,940,700	—	—	1,940,700
Payments on credit facilities	—	(1,258,400)	—	—	(1,258,400)
Dividends paid	—	(17,561)	—	—	(17,561)
Proceeds from the issuance of common stock, primarily exercise of stock options	—	5,506	—	—	5,506
Tax withholdings related to the exercise of stock appreciation rights	—	(4,730)	—	—	(4,730)
Excess tax benefit from share-based compensation	—	5,698	—	—	5,698
Repurchase of common stock	—	(839)	—	—	(839)
Contingent consideration related to business acquisitions	—	(10,047)	—	—	(10,047)
Other	—	(801)	—	—	(801)
Net cash provided by financing activities	—	662,901	—	(9)	662,892
Effect of exchange rate changes on cash	—	—	(4,345)	—	(4,345)
Net decrease in cash and cash equivalents	—	(1,034,898)	12,100	(9)	(1,022,807)
Cash and cash equivalents, beginning of period	9	1,106,766	5,696	—	1,112,471
Cash and cash equivalents, end of period	$9	$71,868	$17,796	$(9)	$89,664

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the notes to those statements that appear elsewhere in this report. Our first quarter consists of 16 weeks divided into four equal periods. Our remaining three quarters consist of 12 weeks with each quarter divided into three equal periods, with the exception of the fourth quarter of fiscal 2014 which will contain 13 weeks due to our 53-week fiscal year in 2014. Our last 53-week fiscal year was in 2008. Unless the context otherwise requires, "Advance," "we," "us," "our," and similar terms refer to Advance Auto Parts, Inc., its predecessor, its subsidiaries and their respective operations.

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

Introduction

We are the largest automotive aftermarket parts provider in North America, serving both "do-it-for me", or Commercial, and "do-it-yourself", or DIY, customers in the automotive aftermarket. At October 4, 2014, we operated a total of 5,305 stores and 109 distribution branches. We operated primarily within the United States, with additional locations in Canada, Puerto Rico and the U.S. Virgin Islands. Our stores operate primarily under the trade names "Advance Auto Parts," "Autopart International" and "Carquest," and our distribution branches operate under the "Worldpac" trade name. In addition, we serve approximately 1,350 independently-owned Carquest stores. We acquired the Carquest and Worldpac operations as part of our acquisition of GPI on January 2, 2014.

Our stores and branches offer a broad selection of brand name, original equipment manufacturer ("OEM") and private label automotive replacement parts, accessories, batteries and maintenance items for domestic and imported cars and light trucks. Through our integrated operating approach, we serve our Commercial and DIY customers from our store locations, branches and online at www.AdvanceAutoParts.com, www.Carquest.com and www.Worldpac.com. Our online websites allow our DIY customers to pick up merchandise at a conveniently located store or have their purchases shipped directly to their homes. Our Commercial customers consist primarily of delivery customers for whom we deliver products from our locations to our Commercial customers’ places of business, including independent garages, service stations and auto dealers. Our Commercial customers can conveniently place their orders online.

Management Overview

We generated earnings per diluted share, or diluted EPS, of $1.66 during our twelve weeks ended October 4, 2014 (or the third quarter of Fiscal 2014) compared to $1.42 for the comparable period of Fiscal 2013. The increase in our diluted EPS was driven primarily by the acquired GPI operations as well as a 1.5% increase in comparable store sales. Negatively impacting diluted EPS were $16.3 million of GPI integration costs, amortization expense of $9.9 million related to the acquired intangible assets from GPI and $1.5 million of expenses associated with the ongoing integration of B.W.P. Distributors, Inc. ("BWP"), which was acquired in Fiscal 2013. Our diluted EPS for the third quarter of Fiscal 2013 included $5.1 million of transaction expenses related to the GPI acquisition and $1.8 million of BWP integration costs.

Our comparable store sales increased 1.5% compared to the third quarter of Fiscal 2013 driven by Commercial sales with increases in both customer traffic and average transaction amount led by strong sales increases in ride control and brakes. While our Commercial business showed consistent and steady strength throughout the quarter, our DIY business was inconsistent during the quarter driven by lower volume from seasonal categories primarily resulting from the overall cooler summer in many of our markets. Operating income for the third quarter of 2014 increased to $209.2 million, a 22.5% increase compared to the third quarter of 2013.

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

Summary of Third Quarter Financial Results

A high-level summary of our financial results for the third quarter of Fiscal 2014 is included below:

•
Total sales during the third quarter of Fiscal 2014 were $2,289.5 million, an increase of 50.6% as compared to the third quarter of Fiscal 2013. This increase was primarily driven by the acquisition of GPI, a comparable store sales increase of 1.5% and new stores opened during the past 12 months.

•
Our operating income for the third quarter of Fiscal 2014 was $209.2 million, an increase of $38.4 million from the comparable period of Fiscal 2013. As a percentage of total sales, operating income was 9.1%, a decrease of 210 basis points, due to a lower gross profit rate partially offset by a favorable SG&A rate.

•
Our inventory balance as of October 4, 2014 increased $1,477.6 million, or 60.0%, over our inventory balance as of October 5, 2013, driven mainly by the GPI acquisition as well as inventory upgrades and increases in new stores and HUB stores.

•
We generated operating cash flow of $540.3 million during the forty weeks ended October 4, 2014, an increase of 35.6% from the comparable period in Fiscal 2013, primarily due to an increase in net income and non-cash expenses. This was partially offset by an increase in accounts receivable and inventory growth, net of accounts payable.

Refer to the "Results of Operations" and "Liquidity and Capital Resources" sections for further details of our income statement and cash flow results, respectively.

Business and Industry Update

In 2014, we have two essential priorities - (i) deliver results by executing under our key strategies of Superior Availability and Service Leadership and (ii) successfully achieve the first year goals of the multi-year GPI integration plan. Our key strategies remain consistent with 2013. Superior Availability is aimed at product availability and maximizing the speed, reliability and efficiency of our supply chain. Service Leadership leverages our product availability in addition to more consistent execution of customer-facing initiatives to strengthen our integrated operating approach of serving our customers in our stores and on-line. Through these two key strategies and the integration of GPI, we believe we can continue to build on the initiatives discussed below to produce favorable financial results over the long term. Sales to Commercial customers remain the biggest opportunity for us to increase our overall market share in the automotive aftermarket industry. Our Commercial sales, as a percentage of total sales, increased to 58% for the third quarter of Fiscal 2014 compared to 41% for the same period in Fiscal 2013. This increase is primarily due to the contribution of the acquired GPI and BWP operations which are significantly more heavily weighted in Commercial than our Advance Auto Parts stores. In addition, our comparable store sales growth has been driven primarily by sales to Commercial customers.

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

We are pleased with our integration progress with GPI and realization of synergies to this point. Early in Fiscal 2014 we focused on aligning our customers and Team Members. We completed negotiations with our vendors to optimize product and brand availability while concurrently providing second sourcing opportunities between our Advance Auto Parts, Carquest and Worldpac locations. During the third quarter, we began the product conversions for our go-forward brands across the company, integration of our field organization, multi-year integration activities related to our supply chain and IT infrastructure and integration of the Carquest stores into Advance Auto Parts stores.

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

We remain encouraged by (i) the stability of the automotive aftermarket industry and (ii) initiatives that we have underway to support our key strategies. Our teams are focused on the importance of driving consistent sales outcomes for our customers and building on the comparable store sales momentum generated over the past three quarters. We expect to continue building on our operational, execution and integration achievements and continue our investments in those areas that will drive our sales growth, customer service excellence and profit growth.

Store Development

We serve our Commercial and DIY customers in a similar fashion through four different store brands. The table below sets forth detail of our store development activity for the twelve and forty weeks ended October 4, 2014, including the consolidation of stores as part of our integration plans and the number of locations with Commercial delivery programs. During Fiscal 2014, we anticipate adding approximately 120 to 140 new stores and branches.

	AAP	AI	BWP	CARQUEST	WORLDPAC	Total
July 12, 2014	3,792	220	44	1,233	106	5,395
New	45	1	—	1	3	50
Closed	(1)	—	—	—	—	(1)
Consolidated (1)	(1)	(1)	(2)	(26)	—	(30)
October 4, 2014	3,835	220	42	1,208	109	5,414

December 28, 2013	3,741	217	91	—	—	4,049
New	79	5	—	11	6	101
Closed	(3)	(1)	—	(10)	—	(14)
Acquired (2)	—	—	—	1,233	103	1,336
Consolidated (1)	(1)	(1)	(30)	(26)	—	(58)
Converted (3)	19	—	(19)	—	—	—
October 4, 2014	3,835	220	42	1,208	109	5,414
Locations with commercial delivery programs	3,476	220	42	1,208	109	5,055
(1) Consolidated stores include BWP and Carquest stores whose operations were consolidated into existing AAP locations as a result of the planned integration of BWP and Carquest. In Fiscal 2014, we plan to consolidate approximately 100 Carquest stores into AAP locations. In addition, we began the consolidation of our 33 AI stores located in Florida into existing AAP locations which is expected to be completed by the end of Fiscal 2015.
(2) We acquired 1,233 Carquest stores and 103 Worldpac branches as a result of the acquisition of GPI on January 2, 2014.
 (3) Converted stores include BWP stores that were re-branded as an AAP store as a result of the planned integration of BWP.

Critical Accounting Policies

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Our discussion and analysis of the financial condition and results of operations are based on these financial statements. The preparation of these financial statements requires the application of accounting policies in addition to certain estimates and judgments by our management. Our estimates and judgments are based on currently available information, historical results and other assumptions we believe are reasonable. Actual results could differ materially from these estimates. With the exception of the below update, we consistently applied the critical accounting policies discussed in our 2013 Form 10-K during the twelve and forty weeks ended October 4, 2014. For a complete discussion regarding these critical accounting policies, refer to the 2013 Form 10-K.

Acquisition Impacts

We acquired GPI on January 2, 2014. The process of integrating GPI with AAP has begun, and we expect the integration to continue through the end of fiscal 2016. We have used various valuation methodologies to estimate the fair value of assets acquired and liabilities assumed, including using a market participant perspective when applying certain generally accepted valuation techniques, supplemented with market appraisals where appropriate. Significant judgments and estimates were required in preparing these fair value estimates. Final decisions about product offerings, brand usage, store conversions and other elements of the integration plan could be different from current plans. Accordingly, critical accounting policies and estimates such as, but not limited to, inventory valuation/obsolescence, asset impairments, goodwill and other intangible assets and income taxes may have additional acquisition-related impacts beyond what is described in these respective critical accounting policies in our 2013 Form 10-K.

Components of Statement of Operations

Net Sales

Net sales consist primarily of merchandise sales from our retail store locations to both our Commercial and DIY customers and sales from our e-commerce website. Our total sales growth is comprised of both comparable store sales and new store sales. We calculate comparable store sales based on the change in store sales commencing when a store has been open for 13 complete accounting periods (approximately one year) and by including e-commerce sales. We include sales from relocated stores in comparable store sales from the original date of opening. Acquired stores are included in our comparable store sales once the stores have completed 13 complete accounting periods following the acquisition date (approximately one year).

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

Results of Operations

The following table sets forth certain of our operating data expressed as a percentage of net sales for the periods indicated.

	Twelve Week Periods Ended		Forty Week Periods Ended
	October 4, 2014	October 5, 2013	October 4, 2014	October 5, 2013
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales, including purchasing and warehousing costs	54.8	49.8	54.6	49.8
Gross profit	45.2	50.2	45.4	50.2
Selling, general and administrative expenses	36.0	39.0	36.1	39.0
Operating income	9.1	11.2	9.3	11.2
Interest expense	(0.7)	(0.5)	(0.7)	(0.5)
Other expense, net	0.0	0.0	0.0	0.0
Provision for income taxes	3.1	3.9	3.2	4.0
Net income	5.3%	6.8%	5.4%	6.7%

Twelve and Forty Week Periods Ended October 4, 2014 Compared to Twelve and Forty Week Periods Ended October 5, 2013

Net Sales

Net sales for the twelve weeks ended October 4, 2014 were $2,289.5 million, an increase of $769.3 million, or 50.6%, as compared to net sales for the twelve weeks ended October 5, 2013. The sales increase was primarily due to the acquisition of GPI, our comparable store sales increase of 1.5% and the addition of 129 stores, net of closed stores, and six new branches. Our comparable store sales increase was driven by strong performance in our Commercial business, partially offset by inconsistent sales results in our DIY business. Our Commercial business was led by our Mid-South, Great Lakes and North-East regions with increases in both customer traffic and average transaction amount. Sales to our larger national account customers continued to grow at a double digit pace during the quarter. The lower performance in DIY was driven by lower seasonal category sales and the expected softness due to the overall cooler summer in many of our markets.

Net sales for the forty weeks ended October 4, 2014 were $7,606.7 million, an increase of $2,521.7 million, or 49.6%, as compared to net sales for the forty weeks ended October 5, 2013. The sales increase was primarily due to the acquisition of GPI and a comparable store sales increase of 2.2% along with the addition of new stores and branches.

Gross Profit

Gross profit for the twelve weeks ended October 4, 2014 was $1,034.4 million, or 45.2% of net sales, as compared to $762.9 million, or 50.2% of net sales, for the comparable period of last year, representing a decrease of 501 basis points. The 501 basis-point decrease in gross profit rate was driven primarily by a significantly higher mix of Commercial sales due to the acquisition of GPI, which have a lower gross profit rate. In addition, we experienced higher supply chain costs during the quarter resulting from inefficiencies associated with the deceleration in inventory growth, partially offset by synergy savings achieved through the integration of GPI. Our Commercial sales, as a percentage of total sales, increased to 58% for the third quarter of Fiscal 2014 compared to 41% for the same period in Fiscal 2013.

Gross profit for the forty weeks ended October 4, 2014 was $3,449.7 million, or 45.4% of net sales, as compared to $2,550.4 million, or 50.2% of net sales, for the comparable period of last year, representing a decrease of 480 basis points. The 480 basis-point decrease in gross profit rate was similarly driven by a significantly higher mix of Commercial sales due to the acquisition of GPI and increased supply chain costs, partially offset by synergy savings. Our Commercial sales, as a percentage of total sales, increased to 57% for the forty weeks ended October 4, 2014 compared to 41% for the same period in Fiscal 2013.

SG&A

SG&A expenses for the twelve weeks ended October 4, 2014 were $825.3 million, or 36.0% of net sales, as compared to $592.2 million, or 39.0% of net sales, for the comparable period of last year, representing a decrease of 291 basis points. This decrease as a percentage of net sales was primarily due to the lower SG&A profile of GPI as a result of its higher concentration of Commercial sales, partially offset by GPI integration costs and the amortization of the acquired GPI intangible assets.

SG&A expenses for the forty weeks ended October 4, 2014 were $2,744.0 million, or 36.1% of net sales, as compared to $1,980.9 million, or 39.0% of net sales, for the comparable period of last year, representing a decrease of 288 basis points. The decrease in the SG&A rate for the forty weeks ended October 4, 2014 was driven by similar factors impacting the twelve weeks ended October 4, 2014.

Operating Income

Operating income for the twelve weeks ended October 4, 2014 was $209.2 million, or 9.1% of net sales, as compared to $170.7 million, or 11.2% of net sales, for the comparable period of last year, representing a decrease of 210 basis points. This decrease was reflective of a decrease in our gross profit rate partially offset by a favorable change in our SG&A rate. These decreases on a rate basis were due to the gross profit and SG&A drivers previously discussed.

Operating income for the forty weeks ended October 4, 2014 was $705.6 million, or 9.3% of net sales, as compared to $569.5 million, or 11.2% of net sales, for the comparable period of last year, representing a decrease of 192 basis points. This decrease was reflective of a decrease in our gross profit rate partially offset by a favorable change in our SG&A rate. These decreases on a rate basis were due to the gross profit and SG&A drivers previously discussed.

Interest Expense

Interest expense for the twelve weeks ended October 4, 2014 was $15.9 million, or 0.7% of net sales, as compared to $7.9 million, or 0.5% of net sales, for the comparable period in Fiscal 2013. The increase in interest expense is due to additional borrowings related to the acquisition of GPI.

Interest expense for the forty weeks ended October 4, 2014 was $56.4 million, or 0.7% of net sales, as compared to $26.6 million, or 0.5% of net sales, for the comparable period in Fiscal 2013. The increase in interest expense is due to additional borrowings related to the acquisition of GPI.

Income Taxes

Income tax expense for the twelve weeks ended October 4, 2014 was $71.5 million, as compared to $59.3 million for the comparable period of Fiscal 2013. Our effective income tax rate was 36.9% and 36.4% for the twelve weeks ended October 4, 2014 and October 5, 2013, respectively.

Income tax expense for the forty weeks ended October 4, 2014 was $241.0 million, as compared to $202.0 million for the comparable period of Fiscal 2013. Our effective income tax rate was 37.1% for both the forty weeks ended October 4, 2014 and October 5, 2013.

Net Income

Net income for the twelve weeks ended October 4, 2014 was $122.2 million, or $1.66 per diluted share, as compared to $103.8 million, or $1.42 per diluted share, for the comparable period of Fiscal 2013. As a percentage of net sales, net income for the twelve weeks ended October 4, 2014 was 5.3%, as compared to 6.8% for the comparable period of Fiscal 2013. The increase in diluted EPS was driven primarily by the acquisition of GPI. Negatively impacting diluted EPS and net income in the third quarter of 2014 were $1.5 million of expenses associated with the ongoing integration of BWP, along with $16.3 million of GPI integration costs and GPI amortization expense of $9.9 million related to the acquired intangible assets.

Net income for the forty weeks ended October 4, 2014 was $409.4 million, or $5.56 per diluted share, as compared to $342.5 million, or $4.65 per diluted share, for the comparable period of Fiscal 2013. As a percentage of net sales, net income for the forty weeks ended October 4, 2014 was 5.4%, as compared to 6.7% for the comparable period of Fiscal 2013. The increase in diluted EPS was driven primarily by the acquisition of GPI. Negatively impacting diluted EPS and net income in the forty weeks ended October 4, 2014 were $8.3 million of expenses associated with the ongoing integration of BWP, along with $37.2 million of GPI integration costs and GPI amortization expense of $32.8 million related to the acquired intangible assets.

Liquidity and Capital Resources

Overview

Our primary cash requirements to maintain our current operations include payroll and benefits, the purchase of inventory, contractual obligations, capital expenditures and the payment of income taxes. In addition, we have used available funds for acquisitions, to repay borrowings under our revolving credit facility, to periodically repurchase shares of our common stock under our stock repurchase programs and for the payment of quarterly cash dividends. We have funded these requirements primarily through cash generated from operations, supplemented by borrowings under our credit facilities and notes offerings, as needed. We believe funds generated from our expected results of operations, available cash and cash equivalents, and available borrowings under our credit facility will be sufficient to fund our primary obligations for the next fiscal year.

At October 4, 2014, our cash and cash equivalents balance was $89.7 million, a decrease of $1,022.8 million compared to December 28, 2013 (the end of Fiscal 2013). This decrease in cash during the forty weeks ended October 4, 2014 was primarily a result of cash used in the acquisition of GPI partially offset by net borrowings on our credit facilities. Additional discussion of our cash flow results, including the comparison of the activity for the forty weeks ended October 4, 2014 to the comparable period of Fiscal 2013, is set forth in the Analysis of Cash Flows section.

As of October 4, 2014, our outstanding indebtedness was $1,735.7 million, or $682.1 million higher when compared to December 28, 2013, as a result of additional borrowings associated with the acquisition of GPI. Additionally, we had $155.4 million in letters of credit outstanding, which reduced the available borrowings on our revolver to $762.3 million as of October 4, 2014. The letters of credit generally have a term of one year or less and primarily serve as collateral for our self-insurance policies.

GPI Acquisition and Exit Activities

We borrowed $1,006.0 million under a term loan and revolving credit facility, which we used along with cash on-hand to fund the $2.08 billion acquisition of GPI on January 2, 2014 as discussed elsewhere in this Quarterly Report on Form 10-Q. In addition to the normal operations of GPI, we will incur a significant amount of integration costs through the end of fiscal 2016 in conjunction with the integration of GPI, the majority of which we expect will be offset with savings from synergies obtained. We estimate that we will fund restructuring costs of approximately $38.6 million over the next two years under our restructuring plans discussed in Exit Activities and Impairment in Note 4 of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Capital Expenditures

Our primary capital requirements have been the funding of our new store development (leased and owned locations), maintenance of existing stores and investments under our Superior Availability and Service Leadership strategies, including supply chain and information technology. We lease approximately 85% of our stores. Our capital expenditures were $161.5 million for the forty weeks ended October 4, 2014, or $13.9 million more than the forty weeks ended October 5, 2013. In addition to routine capital expenditures, our capital investments during the forty weeks ended October 4, 2014 included the acquisition of GPI and eight independent stores for $2,060.8 million, net of cash acquired.

Our future capital requirements will depend in large part on the number of and timing of new stores we open within a given year and the investments we make in existing stores, information technology, supply chain network and the integration of GPI. We anticipate that our capital expenditures in Fiscal 2014 will be approximately $275 million to $300 million. These investments will be primarily driven by new store development (leased and owned locations), investments in our existing stores and investments under our Superior Availability and Service Leadership strategies, including continued investments in our supply chain network and new systems, and integration activities. During the forty weeks ended October 4, 2014, we opened 95 stores and six Worldpac branches compared to 117 stores during the comparable period of last year. We anticipate opening between 120 to 140 stores and branches during Fiscal 2014.

Stock Repurchases

Our stock repurchase program allows us to repurchase our common stock on the open market or in privately negotiated transactions from time to time in accordance with the requirements of the SEC. Our $500 million stock repurchase program in place as of October 4, 2014 was authorized by our Board of Directors on May 14, 2012. During the twelve and forty weeks ended October 4, 2014, we repurchased no shares of our common stock under our stock repurchase program. At October 4, 2014, we had $415.1 million remaining under our stock repurchase program.

We repurchased 636 shares of our common stock at an aggregate cost of $0.1 million, or an average price of $128.71 per share, in connection with the net settlement of shares issued as a result of the vesting of restricted stock during the twelve weeks ended October 4, 2014. We repurchased 6,632 shares of our common stock at an aggregate cost of $0.8 million, or an average price of $126.53 per share, in connection with the net settlement of shares issued as a result of the vesting of restricted stock during the forty weeks ended October 4, 2014.

Dividend

Since Fiscal 2006, our Board of Directors has declared quarterly dividends of $0.06 per share to stockholders of record. On October 31, 2014, our Board of Directors declared a quarterly dividend of $0.06 per share to be paid on January 9, 2015 to all common stockholders of record as of December 26, 2014.

Analysis of Cash Flows

A summary and analysis of our cash flows for the forty week period ended October 4, 2014 as compared to the forty week period ended October 5, 2013 is included below.

	Forty Week Periods Ended
	October 4, 2014	October 5, 2013
	(in millions)
Cash flows provided by operating activities	$540.3	$398.5
Cash flows used in investing activities	(2,221.6)	(317.4)
Cash flows provided by (used in) financing activities	662.9	(111.9)
Effect of exchange rate changes on cash	(4.3)	—
Net decrease in cash and cash equivalents	$(1,022.8)	$(30.8)

Operating Activities

For the forty weeks ended October 4, 2014, net cash provided by operating activities increased by $141.8 million compared to the comparable period of 2013 to $540.3 million. The net increase in operating cash flow compared to the prior year was primarily driven by higher net income and non-cash expenses. This was partially offset by an increase in accounts receivable primarily due to the seasonality of our commercial credit program and timing of receipts for vendor and trade receivables. In addition, increases in inventory reduced cash flows from operations, but was largely offset by a corresponding increase in accounts payable. Our inventory growth was driven by increased inventory assortment, new stores, an increase in HUB stores and the upcoming opening of our new distribution center in Hartford, CT. Our ratio of accounts payable to inventory was 78.4% at October 4, 2014, compared to 83.5% at October 5, 2013. The decline was expected due to the acquisition of GPI and we see continued opportunities to improve our accounts payable ratio as a combined company.

Investing Activities

For the forty weeks ended October 4, 2014, net cash used in investing activities increased by $1,904.3 million to $2,221.6 million. The increase in cash used in investing activities was driven by cash used in the acquisition of GPI.

Financing Activities

For the forty weeks ended October 4, 2014, net cash provided by financing activities was $662.9 million, as compared to net cash used in financing activities of $111.9 million for the forty weeks ended October 5, 2013, an increase of $774.8 million. This increase was primarily a result of net borrowings of $682.3 million associated with the acquisition of GPI and a decrease in repurchases of common stock. During the second and third quarters of 2014 we paid down approximately $337 million of debt, remaining focused on reducing our leverage ratio and maintaining our investment grade ratings.

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

As of October 4, 2014, under the credit agreement, we had outstanding borrowings of $82.3 million under the revolver and $600.0 million under the term loan in conjunction with our acquisition of GPI on January 2, 2014. As of October 4, 2014, we had letters of credit outstanding of $155.4 million, which reduced our available borrowing under the revolver to $762.3 million. The letters of credit generally have a term of one year or less and primarily serve as collateral for our self-insurance policies.

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

The credit agreement contains customary covenants restricting the ability of: (a) subsidiaries of Advance Stores to, among other things, create, incur or assume additional debt; (b) Advance Stores and its subsidiaries to, among other things, (i) incur liens, (ii) make loans and investments, (iii) guarantee obligations, and (iv) change the nature of its business conducted by itself and its subsidiaries; (c) Advance, and its subsidiaries to, among other things (i) engage in certain mergers, acquisitions, asset sales and liquidations, (ii) enter into certain hedging arrangements, (iii) enter into restrictive agreements limiting its ability to incur liens on any of its property or assets, pay distributions, repay loans, or guarantee indebtedness of its subsidiaries, and (iv) engage in sale-leaseback transactions; and (d) Advance to, among other things, change its holding company status. Advance and Advance Stores are required to comply with financial covenants with respect to a maximum leverage ratio and a minimum coverage ratio. The credit agreement also provides for customary events of default, including non-payment defaults, covenant defaults and cross-defaults to Advance Stores’ other material indebtedness. We were in compliance with our covenants at October 4, 2014 with respect to the credit agreement.

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

We issued 4.50% senior unsecured notes in January 2012 at 99.968% of the principal amount of $300 million which are due January 15, 2022 (the “2022 Notes”). The 2022 Notes bear interest at a rate of 4.50% per year payable semi-annually in arrears on January 15 and July 15 of each year. Our 5.75% senior unsecured notes were issued in April 2010 at 99.587% of the principal amount of $300 million and are due May 1, 2020 (the “2020 Notes” or collectively with the 2023 Notes and the 2022 Notes, “the Notes”). The 2020 Notes bear interest at a rate of 5.75% per year payable semi-annually in arrears on May 1 and November 1 of each year. Advance served as the issuer of the Notes with certain of our domestic subsidiaries currently serving as subsidiary guarantors. The terms of the Notes are governed by an indenture (as amended, supplemented, waived or otherwise modified, the “Indenture”) among us, the subsidiary guarantors from time to time party thereto and Wells Fargo Bank, National Association, as Trustee.

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

As of October 4, 2014, we had a credit rating from Standard & Poor’s of BBB- and from Moody’s Investor Service of Baa3. The current outlooks by Standard & Poor’s and Moody’s are both stable. The current pricing grid used to determine our borrowing rate under our revolving credit facility is based on our credit ratings. If these credit ratings decline, our interest rate on outstanding balances may increase and our access to additional financing on favorable terms may become more limited. In addition, it could reduce the attractiveness of our vendor payment program, where certain of our vendors finance payment obligations from us with designated third party financial institutions, which could result in increased working capital requirements. Conversely, if these credit ratings improve, our interest rate may decrease.

Off-Balance-Sheet Arrangements

We guarantee loans made by banks to various of our independent store customers totaling $32.9 million as of October 4, 2014. These loans are collateralized by security agreements on merchandise inventory and other assets of the borrowers. We believe the likelihood of performance under these guarantees is remote and that the fair value of these guarantees is very minimal. As of October 4, 2014, we had no other off-balance-sheet arrangements as defined in Regulation S-K Item 303 of the SEC regulations. We include other off-balance-sheet arrangements in our contractual obligations table in our 2013 Form 10-K, including operating lease payments, interest payments on our Notes and revolving credit facility and letters of credit outstanding.

Contractual Obligations

In connection with the acquisition of GPI, we made borrowings from our term loan and revolving credit facility. As of October 4, 2014 we had outstanding borrowings under the term loan and revolving credit facility of $682.3 million. Of this balance, $92.5 million is due in 2015-2016, $204.8 million is due in 2017-2018 and $385.0 million is due thereafter. In addition, we acquired GPI's outstanding operating leases with future minimum lease payments totaling $833.6 million as of October 4, 2014, which will be recognized in expense over the respective lease terms.

As of October 4, 2014, there were no other material changes to our outstanding contractual obligations as compared to our contractual obligations outstanding as of December 28, 2013. For additional information regarding our contractual obligations see “Contractual Obligations” in our 2013 Form 10-K.

Seasonality

Our business is somewhat seasonal in nature, with the highest sales usually occurring in the spring and summer months.
In addition, our business can be affected by weather conditions. While unusually heavy precipitation tends to soften sales as elective maintenance is deferred during such periods, extremely hot or cold weather tends to enhance sales by causing automotive parts to fail at an accelerated rate. Our fourth quarter is generally our most volatile as weather and spending trade-offs typically influence our Commercial and DIY sales. Our Fiscal 2014 includes an additional week resulting in a 13-week fourth quarter and 53-week fiscal year. This additional week, which includes the New Year's Day holiday, has historically been a lower than average volume week. Our last 53-week fiscal year was in 2008.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our primary financial market risk is due to changes in interest rates. Historically, we have reduced our exposure to changes in interest rates by entering into various interest rate hedge instruments such as interest rate swap contracts and treasury lock agreements. We have historically utilized interest rate swaps to convert variable rate debt to fixed rate debt and to lock in fixed rates on future debt issuances. Our interest rate hedge instruments have been designated as cash flow hedges. At October 4, 2014, we had no derivative instruments outstanding.

The interest rates on borrowings under our revolving credit facility and term loan are based, at our option, on adjusted LIBOR, plus a margin, or an alternate base rate, plus a margin. As of October 4, 2014 we had $82.3 million of borrowings outstanding under our revolving credit facility and $600.0 million outstanding under our term loan, which exposes us to interest rate risk due to changes in variable interest rates. There is no interest rate risk associated with our 2020, 2022 or 2023 Notes, as the interest rates are fixed at 5.75%, 4.50% and 4.50%, respectively, per annum.

The table below presents principal cash flows and related weighted average interest rates on our revolving credit facility and term loan outstanding at October 4, 2014, by expected maturity dates. Weighted average variable rates are based on implied forward rates in the yield curve at October 4, 2014. Implied forward rates should not be considered a predictor of actual future interest rates.

	Fiscal 2014	Fiscal 2015	Fiscal 2016	Fiscal 2017	Fiscal 2018	Thereafter	Total	Fair Market Liability
	(dollars in thousands)
Variable rate	$—	$22,500	$70,000	$52,500	$152,300	$385,000	$682,300	$682,300
Weighted average interest rate	1.7%	2.0%	3.0%	3.9%	4.2%	4.7%	2.9%	—

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

ITEM 4.CONTROLS AND PROCEDURES

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

Changes in Internal Control Over Financial Reporting

We acquired GPI on January 2, 2014 and consider the transaction material to our results of operations, cash flows and financial position from the date of acquisition. In conducting our evaluation of the effectiveness of our internal control over financial reporting, we have elected to exclude GPI from our evaluation as generally permitted by the SEC. We are currently in the process of evaluating and integrating GPI's controls over financial reporting. We expect to complete this integration by the end of our fiscal 2014. See Note 3, Acquisition, to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for discussion of the acquisition and related financial data. There were no changes in our internal control over financial reporting that occurred during the quarter ended October 4, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth the information with respect to repurchases of our common stock for the quarter ended October 4, 2014 (amounts in thousands, except per share amounts):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 13, 2014 to August 9, 2014	—	$—	—	$415,092
August 10, 2014 to September 6, 2014	1	128.71	—	415,092
September 7, 2014 to October 4, 2014	—	—	—	415,092

Total	1	$128.71	—	$415,092

(1)
We repurchased 636 shares of our common stock, at an aggregate cost of $0.1 million, or an average purchase price of $128.71 per share, in connection with the net settlement of shares issued as a result of the vesting of restricted stock during the twelve weeks ended October 4, 2014.

(2)	Our $500 million stock repurchase program was authorized by our Board of Directors on May 14, 2012.

ITEM 6.	EXHIBITS

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith
3.1	Restated Certificate of Incorporation of Advance Auto Parts, Inc. (“Advance Auto”) (as amended effective as of June 7, 2013).	10-Q	3.1	8/19/2013
3.2	Amended and Restated Bylaws of Advance Auto (effective June 7, 2013).	8-K	3.2	6/13/2013
10.51	First Amendment to Employment Agreement between Advance Auto Parts, Inc. and George E. Sherman and Charles E. Tyson.				X
10.52	Fourth Amendment to Employment Agreement between Advance Auto Parts, Inc. and Micheal A. Norona.				X
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCE AUTO PARTS, INC.

November 12, 2014	By:	/s/ Michael A. Norona
Michael A. Norona Executive Vice President and Chief Financial Officer

S-1

EXHIBIT INDEX

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith
3.1	Restated Certificate of Incorporation of Advance Auto Parts, Inc. (“Advance Auto”) (as amended effective as of June 7, 2013).	10-Q	3.1	8/19/2013
3.2	Amended and Restated Bylaws of Advance Auto (effective June 7, 2013).	8-K	3.2	6/13/2013
10.51	First Amendment to Employment Agreement between Advance Auto Parts, Inc. and George E. Sherman and Charles E. Tyson.				X
10.52	Fourth Amendment to Employment Agreement between Advance Auto Parts, Inc. and Micheal A. Norona.				X
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document