Form 10-K
period 2015-01-03
ADVANCE AUTO PARTS INC
filed 2015-03-03
CIK 1158449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 3, 2015
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
Yes ☐ No ☒

As of July 11, 2014, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the 72,625,896 shares of Common Stock held by non-affiliates of the registrant was $9,680,305,678, based on the last sales price of the Common Stock on July 11, 2014, as reported by the New York Stock Exchange.

As of February 26, 2015, the registrant had outstanding 73,140,749 shares of Common Stock, par value $0.0001 per share (the only class of common stock of the registrant outstanding).

Documents Incorporated by Reference:

Portions of the definitive proxy statement of the registrant to be filed within 120 days of January 3, 2015, pursuant to Regulation 14A under the Securities Exchange Act of 1934, for the 2015 Annual Meeting of Stockholders to be held on May 20, 2015, are incorporated by reference into Part III.

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

Although we believe that our plans, intentions and expectations as reflected in, or suggested by, any forward-looking statements are reasonable, we do not guarantee or give assurance that such plans, intentions or expectations will be achieved. Actual results may differ materially from our anticipated results described or implied in our forward-looking statements, and such differences may be due to a variety of factors. Our business could also be affected by additional factors that are presently unknown to us or that we currently believe to be immaterial to our business.

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

•
regulatory and legal risks, including being named as a defendant in administrative investigations or litigation, and the incurrence of legal fees and costs, the payment of fines or the payment of sums to settle litigation or administrative investigations or proceedings;

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

PART I

Item 1.    Business.

Unless the context otherwise requires, “Advance,” “we,” “us,” “our,” and similar terms refer to Advance Auto Parts, Inc., its predecessor, its subsidiaries and their respective operations. References to the acquisition of GPI refer to our January 2, 2014 acquisition of General Parts International, Inc. Our fiscal year consists of 52 or 53 weeks ending on the Saturday closest to December 31st of each year. Fiscal 2014 included 53 weeks of operations. Our last 53-week year prior to 2014 was in 2008.

Overview

We are the largest automotive aftermarket parts provider in North America, serving "do-it-for-me", or Commercial, and "do-it-yourself", or DIY, customers as well as independently-owned operators. Our stores and branches offer a broad selection of brand name, original equipment manufacturer ("OEM") and private label automotive replacement parts, accessories, batteries and maintenance items for domestic and imported cars, vans, sport utility vehicles and light and heavy duty trucks.

We were founded in 1929 as Advance Stores Company, Incorporated and operated as a retailer of general merchandise until the 1980s. During the 1980s, we began targeting the sale of automotive parts and accessories to DIY customers. We began our Commercial delivery program in 1996 and have steadily increased our sales to Commercial customers since 2000. We have grown significantly as a result of comparable store sales growth, new store openings and strategic acquisitions. Our parent company, Advance Auto Parts, Inc., a Delaware corporation, was incorporated in 2001 in conjunction with the acquisition of Discount Auto Parts, Inc.

Our most recent strategic acquisition was on January 2, 2014 when we acquired GPI. GPI, formerly a privately held company, is a leading distributor and supplier of original equipment and aftermarket automotive replacement products for Commercial markets operating under the Carquest and Worldpac names. As of the acquisition date, GPI operated 1,233 Carquest stores and 103 Worldpac branches located in 45 states and Canada and serviced approximately 1,400 independently-owned Carquest stores. We believe the acquisition will allow us to expand our geographic presence, Commercial capabilities and overall scale to better serve our customers. As of January 3, 2015, the end of our 2014 fiscal year, or 2014, we operated 5,261 total stores and 111 distribution branches primarily under the trade names "Advance Auto Parts", "Autopart International", "Carquest" and "Worldpac".

Our Internet address is www.AdvanceAutoParts.com. We make available free of charge through our Internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish them to, the Securities and Exchange Commission ("SEC"). The SEC maintains a website that contains reports, proxy statements and other information regarding issuers that file electronically with the SEC. These materials may be obtained electronically by accessing the SEC’s website at www.sec.gov.

Operating Segments

During 2014 we operated as a single reportable segment comprised of our stores and distribution branch operations. A discussion of our segment structure and disclosure of sales by product category is available in Note 21, Segment and Related Information, of the Notes to Consolidated Financial Statements, included in Item 15, Exhibits, Financial Statement Schedules, of this Annual Report on Form 10-K.

Store Names

Through our integrated operating approach, we serve our Commercial and DIY customers through a variety of channels ranging from traditional "brick and mortar" store locations to self-serving e-commerce sites. We believe we are better able to meet our customers' needs by operating under several store names.

Advance Auto Parts - Consists of 3,888 stores as of January 3, 2015 generally located in freestanding buildings with a heavy focus on both Commercial and DIY customers. The average size of an Advance store is approximately 7,600 square feet with the size of our typical new stores ranging from approximately 6,000 to 8,500 square feet. These stores carry a wide variety of products serving aftermarket auto part needs for both domestic and import vehicles. Our Advance Auto Parts stores carry a product offering of approximately 20,000 stock keeping units, or SKUs, generally consisting of a custom mix of product based on each store's respective market. Supplementing the inventory on-hand at our stores, we have 405 larger stores, known as HUB stores, which stock an additional 15,000 less common SKUs that are available to our stores within the HUB store's service areas on a same-day or next-day basis.

Carquest - Consists of 1,125 stores as of January 3, 2015 generally located in freestanding buildings with a heavy focus on the Commercial customer, but also serving the DIY customer. The average size of a Carquest store is approximately 7,500 square feet. These stores carry a wide variety of products serving the aftermarket auto part needs for both domestic and import vehicles with a product offering of approximately 19,000 SKUs. Supplementing the inventory on-hand at our stores, we have 16 HUB stores providing additional SKUs on a same-day or next-day basis. We have already begun our integration plan to fully convert or consolidate the Carquest stores with our Advance Auto Parts stores over the next few years and are in the process of completing product conversions to align the product offering between our Carquest and Advance Auto Parts stores. As of January 3, 2015, Carquest also served approximately 1,325 independently-owned stores which operate under the Carquest name.

As of January 3, 2015, we also operated 38 stores under the Carquest name that were acquired as part of the acquisition of B.W.P. Distributors, Inc. ("BWP") on December 31, 2012. These locations are expected to be converted or consolidated with our Advance Auto Parts stores over the next few years.

Worldpac - Consists of 111 branches as of January 3, 2015 that principally serve Commercial customers utilizing an efficient and sophisticated delivery process. The Worldpac branches are generally larger than our other store locations averaging approximately 30,000 square feet in size. Worldpac specializes in imported, OEM parts. Worldpac's complete product offering includes over 120,000 SKUs for over 40 import and domestic vehicle carlines.

Autopart International - Consists of 210 stores as of January 3, 2015 operating primarily in the Northeastern, Mid-Atlantic and Southeastern regions of the United States focusing on the Commercial customer. These stores specialize in imported aftermarket and private label branded auto parts. The AI stores offer approximately 33,000 SKUs through routine replenishment from its supply chain.

We acquired the Carquest and Worldpac operations as part of our acquisition of GPI on January 2, 2014. We have plans to fully integrate the Carquest company-operated stores and overall operations into Advance Auto Parts over the next few years and to integrate the availability of all of our product offerings throughout the entire chain. In the short-term, we have been able to utilize cross-sourcing of inventory between most of our locations to expand availability and the breadth of our product offerings to better meet the needs of our customers.

Through our integrated operating approach, we also serve our customers online at www.AdvanceAutoParts.com, www.Carquest.com and www.Worldpac.com. Our Commercial customers, consisting primarily of delivery customers for whom we deliver product from our store or branch locations to our Commercial customers’ places of business, can conveniently place their orders online through these websites. Our online websites also allow our DIY customers to pick up merchandise at a conveniently located store or have their purchases shipped directly to their homes.

We strive to be the leader in the automotive aftermarket industry by fulfilling our promise, 'Service is our best part®', through our Superior Availability and Service Leadership strategies. We offer our customers quality products which are covered by a solid warranty. Many of our products are offered at a good, better or best recommendation differentiated by price and quality.

The primary categories of products we offer include:

•
Parts, including alternators, batteries, belts and hoses, brakes and brake pads, chassis parts, climate control parts, clutches, driveshafts, engines and engine parts, ignition parts, lighting, radiators, starters, spark plugs and wires, steering and alignment parts, transmissions, water pumps and windshield wiper blades;

•	Accessories, including air fresheners, automotive paint, anti-theft devices, emergency road kits, floor mats, ice scrapers, mirrors, seat and steering wheel covers, and vent shades;

•	Chemicals, including antifreeze, brake and power steering fluid, car washes and waxes, freon, fuel additives, and windshield washer fluid;

•	Oil, transmission fluid and other automotive petroleum products; and

•	Other miscellaneous offerings, including certain eServices.

The product in our store locations is generally arranged in a uniform and consistent manner based on standard store formats and merchandise presentation. The parts inventory is generally located on shelves behind the customer service counter with the remaining product, or front room merchandise, arranged on the sales floor to provide easy customer access, maximize selling space and prominently display high-turnover products and accessories to customers. We utilize aisle displays to feature high-demand or seasonal merchandise, new items and advertised specials, including bilingual signage based on the demographics in each store's geographic area.

Our Customers

We serve both Commercial and DIY customers. Our Commercial customers consist primarily of delivery customers for whom we use our commercial delivery fleet to deliver product from our store or branch locations to our Commercial customers’ places of business, including independent garages, service stations and auto dealers. We also serve approximately 1,325 independently-owned Carquest stores with shipments directly from our distribution centers. Our DIY customers are primarily served through our stores and can also order online to pick up merchandise at a conveniently located store or have their purchases shipped directly to them.

A majority of our stores include at least two parts professionals, or parts pros, who have extensive technical knowledge of automotive replacement parts and other related applications to better serve our Commercial and DIY customers. Many of our stores also include bilingual Team Members to better serve our diverse customer base. We offer training to all of our Team Members, including formal classroom workshops, e-learning and certification by the National Institute for Automotive Service Excellence, or ASE. ASE is broadly recognized for training certification in the automotive industry.

Since 2008, we have concentrated a significant amount of our investments on increasing our Commercial sales at a faster rate in light of favorable market dynamics. We have added key product brands in our stores that are well recognized by our Commercial customers and have increased the number of parts professionals, delivery vehicles and other support services to serve those customers. In 2012, we added eService offerings for our Commercial customers, including online training solutions, fully searchable diagnostic and repair resources and online marketing services, which are available on a subscription basis. We believe these investments and the commitment to consistent delivery times and order accuracy will enable us to gain more Commercial customers as well as increase our sales to existing customers who will use us as their “first call” supplier. Our acquisition of GPI, which is highly concentrated in the Commercial market, also increased our market penetration and Commercial capabilities. As a result, our Commercial sales represented approximately 57.0% of our sales in 2014 compared to 40.4% in 2013.

While Commercial is our growth engine, DIY customers remain a sizable portion of our business and we remain focused on continuing to deliver on our value proposition to our core DIY customers as well. Store Team Members utilize our point-of-sale ("POS") system, including a fully integrated electronic parts catalog ("EPC"), to identify and suggest the appropriate quality and price options for the SKUs we carry, as well as the related products, tools or additional information that is required by our DIY customers to complete their automotive repair projects properly and safely. Except where prohibited, we also provide a variety of services in our stores free of charge to our customers including:

•	Battery and wiper installation;

•	Battery charging;

•	Check engine light reading;

•	Electrical system testing, including batteries, starters, alternators and sensors;

•	“How-To” video clinics;

•	Oil and battery recycling; and

•	Loaner tool programs.

Store Development

Our store development program has historically focused on adding new stores and branches within existing markets where we can achieve a larger presence, remodeling or relocating existing stores and entering new markets. The addition of new locations, along with strategic acquisitions, has played a significant role in our growth and success. We believe the opening of new stores, and their strategic location in relation to our Commercial and DIY customers, will continue to play a significant role in our future growth and success.

We open and operate stores in both large, densely-populated markets and small, less densely-populated areas. We complete substantial research prior to entering a new market. Key factors in selecting new site and market locations include population, demographics, traffic count, vehicle profile, number and strength of competitors' stores and the cost of real estate.

Our 5,372 stores and branches were located in the following states, territories and international locations as of January 3, 2015:

Location	Number of Stores	Location	Number of Stores	Location	Number of Stores
U.S. States:
Alabama	149	Louisiana	87	Ohio	268
Alaska	12	Maine	50	Oklahoma	33
Arizona	17	Maryland	123	Oregon	31
Arkansas	28	Massachusetts	127	Pennsylvania	262
California	97	Michigan	161	Rhode Island	21
Colorado	93	Minnesota	53	South Carolina	155
Connecticut	75	Mississippi	68	South Dakota	12
District of Columbia	1	Missouri	72	Tennessee	162
Delaware	16	Montana	28	Texas	251
Florida	583	Nebraska	37	Utah	16
Georgia	281	Nevada	5	Vermont	13
Idaho	8	New Hampshire	30	Virginia	246
Illinois	196	New Jersey	124	Washington	32
Indiana	138	New Mexico	12	West Virginia	77
Iowa	46	New York	257	Wisconsin	121
Kansas	43	North Carolina	329	Wyoming	14
Kentucky	119	North Dakota	9

U.S. Territories:
Puerto Rico	28	Virgin Islands	1

Canadian Provinces:
Alberta	3	New Brunswick	10	Ontario	58
British Columbia	4	Newfoundland and Labrador	3	Prince Edward Island	1
Manitoba	1	Nova Scotia	12	Quebec	63

The following table sets forth information concerning increases in the total number of our stores and branches during the past five years:

	2014	2013	2012	2011	2010
Beginning Stores	4,049	3,794	3,662	3,563	3,420
Stores Acquired (1)	1,336	124	—	—	—
New Stores (2)	151	172	137	104	148
Stores Closed (3)	(164)	(41)	(5)	(5)	(5)
Ending Stores	5,372	4,049	3,794	3,662	3,563

(1)	Includes 1,336 stores and branches resulting from our acquisition of GPI on January 2, 2014 and 124 stores resulting from our acquisition of BWP on December 31, 2012.

(2)	Does not include stores that opened as relocations of previously existing stores within the same general market area or substantial renovations of stores.

(3)	The number of store closures in 2014 includes planned consolidations of 145 AI, BWP and Carquest stores and in 2013 includes the planned consolidations of 20 BWP stores.

Store Technology

Each of our store names utilizes a unique store operating system comprised of an integrated POS and EPC, which enables our store Team Members to assist our customers in their parts selection and ordering based on the year, make, model and engine type of their vehicles. In conjunction with our integration of the Advance Auto Parts and Carquest stores, we plan to eventually utilize one POS system and EPC in the longer-term and leverage the benefits of each system.

Currently, information maintained by our Advance Auto Parts store operating system is used to formulate pricing, marketing and merchandising strategies and to replenish inventory accurately and rapidly. It also provides real-time inventory tracking at the store level allowing store Team Members to check the quantity of on-hand inventory for any SKU, adjust stock levels for select items for store specific events, automatically process returns and defective merchandise, designate SKUs for cycle counts and track merchandise transfers. If a hard-to-find part or accessory is not available at one of our Advance Auto Parts stores, the store system can determine whether the part is carried and in-stock through our HUB network, can be cross-sourced enterprise wide or can be ordered directly from one of our vendors. Available parts and accessories are then ordered electronically with immediate confirmation of price, availability and estimated delivery time.

The Worldpac speedDIAL® parts catalog and fulfillment ordering system provides expanded capabilities to Worldpac's Commercial customers and other stores throughout our enterprise. This tool allows customers to check real-time parts availability on over 100,000 parts, view images on over 90,000 parts, check prices, place orders, view invoices and self-service returns.

Store Support Centers

We are headquartered in Roanoke, VA and serve our Advance Auto Parts and Carquest stores primarily from our store support centers in Roanoke, VA and Raleigh, NC. We also maintain a store support center in Newark, CA to support our Worldpac and e-commerce operations and in Norton, MA to support our Autopart International stores.

Merchandising. In 2014, we purchased merchandise from over 500 vendors, with no single vendor accounting for more than 6% of purchases. Our purchasing strategy involves negotiating agreements with most of our vendors to purchase merchandise over a specified period of time along with other terms, including pricing, payment terms and volume.

Our merchandising teams have developed strong vendor relationships in the industry and, in a collaborative effort with our vendor partners, utilizes a category management process where we manage the mix of our product offerings to meet customer demand. We believe this process, which develops a customer-focused business plan for each merchandise category, and our global sourcing operation are critical to improving comparable store sales, gross margin and inventory productivity.

Our merchandising strategy is to carry a broad selection of high quality and reputable brand name automotive parts and accessories which we believe will generate DIY customer traffic and also appeal to our Commercial customers. Since our acquisition of GPI, we have rolled out cross-sourcing capabilities to the majority of our stores and more recently we have begun integrating our product offerings in our Advance Auto Parts and Carquest stores. Some of our brands include Bosch®, Castrol®, Dayco®, Denso®, Gates®, Moog®, Monroe®, NGK®, Prestone®, Purolator®, Trico® and Wagner®. In addition to these branded products, we stock a wide selection of high quality private label products that appeal to value-conscious customers. These lines of merchandise include chemicals, interior automotive accessories, batteries and parts under various private label names such as Autocraft®, Autopart International®, Driveworks®, Tough One® and Wearever®as well as the Carquest® brand acquired from GPI.

Supply Chain. Our supply chain consists of a network of distribution centers, HUBs, stores and branches which enable us to provide same-day or next-day availability to our customers. Our inventory management teams utilize replenishment systems to monitor inventory levels across the network and order additional product when appropriate while streamlining handling costs. Our replenishment systems utilize the most up-to-date information from our POS systems as well as inventory movement forecasting based upon sales history, sales trends by SKU, seasonality (and weather patterns) and demographic shifts in demand. These factors are combined with service level goals, vendor lead times and cost of inventory assumptions to determine the timing and size of purchase orders. The vast majority of our purchase orders are sent to our merchandise vendors via electronic data interchange.

The acquisition of GPI significantly increased the number of distribution centers that we operate. As of January 3, 2015, we operated fifty distribution centers compared to twelve distribution centers as of December 28, 2013. The thirty-four distribution centers serving Carquest stores are significantly smaller at an average of 125,000 square feet than our existing Advance Auto Parts distribution centers which average approximately 500,000 square feet. One of our integration priorities in

2015 is to begin aligning the product offering in our Advance Auto Parts and Carquest distribution centers and to eventually connect their respective systems so we can operate as one integrated supply chain. Worldpac will continue to operate four distribution centers to service its branches and provide cross-sourcing to our Advance Auto Parts and Carquest stores.

In addition to the distribution centers acquired with GPI, we also opened our newest distribution center in Hartford, CT in late 2014. This facility incorporates our more advanced warehouse management system, similar to the system utilized by our Remington, IN facility which opened in 2012. This technology has furthered our ability to roll out daily replenishment to the stores served by these facilities. Our supply chain initiatives to further increase the efficient utilization of our distribution capacity, including planning for the roll-out of the advanced technology used at the Hartford and Remington facilities to other facilities in our supply chain network, will now get incorporated into our overall integration plan.

Marketing & Advertising. Our marketing and advertising program is designed to drive brand awareness, consideration and omni-channel traffic by positioning Advance Auto Parts as the leader in parts availability and project support within the aftermarket auto parts category. We strive to exceed our customers' expectations end to end through a comprehensive online experience, extensive parts assortment, speed at the parts counter and our DIY customer loyalty program, Speed Perks.

The current campaign was developed based on extensive research with our customers. The campaign targets core DIY customers and emphasizes our understanding of what motivates their passion to work on cars. It is built around a multi-channel communications plan which brings together radio, television, direct marketing, mobile and social media and in-store and event signage directed to both our general market and Hispanic and Latino customers.
We also have Commercial marketing programs that are designed to build loyalty with our Commercial customers who rely on us for quality products and services each and every day so they can in turn successfully serve their customers. In addition to various loyalty and rebate programs, we offer dedicated training support and other eServices to our Commercial customers, including:

TECH-NET Professional Auto Service® - is our marketing solutions program offered to the commercial shop owner to help them attract and retain customers by having consistent branding, banner programs and solutions for attracting automotive technicians and other technical resources.

CARQUEST Technical Institute® (CTI) - offers our valued customers the tools and training to stay ahead of an increasingly competitive and fast-changing marketplace. We target service facility owners, shop managers, service consultants and professional technicians. CTI instructors have over 350 ASE certifications and understand the technical skills required to be productive and profitable and reach over 25,000 technicians annually.
MotoShop - is a technology solution portfolio consisting of a suite of electronic tools that supports our Commercial customers with: (i) online marketing solutions, (ii) fully searchable diagnostic and repair service resources, (iii) online shop tech training and (iv) a shop management system.
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

Team Members

As of February 26, 2015, we employed approximately 41,600 full-time Team Members and approximately 31,400 part-time Team Members. Our workforce consisted of 87% of our Team Members employed in store-level operations, 9% employed in distribution and 4% employed in our corporate offices. As of February 26, 2015, less than 1% of our Team Members were represented by labor unions. We have never experienced any labor disruption. We believe that our Team Member relations are solid.

Intellectual Property

We own a number of trade names and own and have federally registered several service marks and trademarks, including "Advance Auto Parts”, “Autopart International”, “Carquest", “CARQUEST Technical Institute”, “DriverSide”, “MotoLogic”, “MotoShop”, “Worldpac”, “Service is our best part”, “speedDIAL” and “TECH-NET Professional Auto Service” for use in connection with the automotive parts business. In addition, we own and have registered a number of trademarks for our private label brands. We believe that these trade names, service marks and trademarks are important to our merchandising strategy. We do not know of any infringing uses that would materially affect the use of these trade names and marks and we actively defend and enforce them.

Competition

We operate in both the Commercial and DIY markets of the automotive aftermarket industry. Our primary competitors are (i) both national and regional chains of automotive parts stores, including AutoZone, Inc., NAPA, O'Reilly Automotive, Inc., The Pep Boys-Manny, Moe & Jack and Uni-Select, Inc, (ii) discount stores and mass merchandisers that carry automotive products, (iii) wholesalers or jobber stores, including those associated with national parts distributors or associations, (iv) independently-owned stores, (v) automobile dealers that supply parts and (vi) internet-based retailers. We believe that chains of automotive parts stores that, like us, have multiple locations in one or more markets, have competitive advantages in customer service, marketing, inventory selection, purchasing and distribution as compared to independent retailers and jobbers that are not part of a chain or associated with other retailers or jobbers. The principal methods of competition in our business include customer service, product offerings, availability, quality, price and store location.

Environmental Matters

We are subject to various federal, state and local laws and governmental regulations relating to the operation of our business, including those governing collection, transportation and recycling of automotive lead-acid batteries, used automotive oil and other recyclable items, and ownership and operation of real property. We sell products containing hazardous materials as part of our business. In addition, our customers may bring automotive lead-acid batteries, used automotive oil or other recyclable items onto our properties. We currently provide collection and recycling programs for used lead-acid batteries, used oil and other recyclable items at a majority of our stores as a service to our customers. Pursuant to agreements with third party vendors, lead-acid batteries, used oil and other recyclable items are collected by our Team Members, deposited onto pallets or into vendor supplied containers and stored by us until collected by the third party vendors for recycling or proper disposal. The terms of our contracts with third party vendors require that they are in compliance with all applicable laws and regulations. Our third party vendors who arrange for the removal, disposal, treatment or other handling of hazardous or toxic substances may be liable for the costs of removal or remediation at any affected disposal, treatment or other site affected by such substances. Based on our experience, we do not believe that there are any material environmental costs associated with the current business practice of accepting lead-acid batteries, used oil and other recyclable items as these costs are borne by the respective third party vendors.

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

•
the economy, because during periods of declining economic conditions, both Commercial and DIY customers may defer vehicle maintenance or repair; conversely, during periods of favorable economic conditions, more of our DIY customers may pay others to repair and maintain their cars or they may purchase new cars;

•
the weather, because milder weather conditions may lower the failure rates of automobile parts while extended periods of rain and winter precipitation may cause our customers to defer elective maintenance and repair of their vehicles;

•
the average duration of manufacturer warranties and the decrease in the number of annual miles driven, because newer cars typically require fewer repairs and will be repaired by the manufacturers' dealer network using dealer parts; and lower vehicle mileage, which may be affected by gas prices and other factors, decreases the need for maintenance and repair (while higher miles driven increases the need);

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

•
our reputation and our brands, because our reputation is critical to our continued success. If we fail to maintain high standards for, or receive negative publicity (whether through social media or normal media channels) relating to, product safety, quality or integrity, it could reduce demand for our products. The product we sell is branded both in brands of our vendors and in our own private label brands. If the perceived quality or value of the brands we sell declines in the eyes of our customers, our results of operations could be negatively affected; and

•
the refusal of vehicle manufacturers to make available diagnostic, repair and maintenance information to the automotive aftermarket industry that our Commercial and DIY customers require to diagnose, repair and maintain their vehicles, because this may force consumers to have a majority of diagnostic work, repairs and maintenance performed by the vehicle manufacturers’ dealer network.

If any of these factors cause overall demand for the products we sell to decline, our business, financial condition, results of operations and cash flows could be negatively impacted.

If we are unable to compete successfully against other companies in the automotive aftermarket industry we may lose customers, our revenues may decline, and we may be less profitable or potentially unprofitable.

The sale of automotive parts, accessories and maintenance items is highly competitive in many ways, including name recognition, location, price, quality, product availability and customer service. We compete in both the Commercial and DIY categories of the automotive aftermarket industry, primarily with: (i) national and regional retail automotive parts chains, (ii) discount stores and mass merchandisers that carry automotive products, (iii) wholesaler distributors, (iv) jobber stores, (v) independently-owned stores, (vi) automobile dealers that supply parts and (vii) internet-based retailers. These competitors and the level of competition vary by market. Some of our competitors may possess advantages over us in certain markets we share, including a greater amount of marketing activities, a larger number of stores, more lucrative store locations, better store layouts, longer operating histories, greater name recognition, larger and more established customer bases, more favorable vendor relationships, lower prices, and better product warranties.

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

The acquisition of GPI could cause disruptions in and create uncertainty surrounding GPI’s and our businesses, including affecting GPI’s and our relationships with existing and future customers, wholesalers, independently-owned and jobber stores, suppliers and employees, which could have an adverse effect on GPI’s and our businesses, financial results and operations. In particular, GPI and Advance could lose customers or suppliers, and new customer or supplier contracts could be delayed or decreased or otherwise adversely affected in economic value. In addition, we have diverted, and will continue to divert, significant management resources towards the integration efforts, which could adversely affect our business and results of operations.

In connection with our acquisition of GPI, we assumed all of the liabilities of GPI, including any actual or contingent liabilities to which GPI is or may become subject. GPI may be or may become subject to loss contingencies, known or unknown, which could relate to past, present, or future facts, events, circumstances or occurrences. Although the agreement pursuant to which we acquired GPI provides us with certain indemnification provisions, potential costs relating to any such liabilities could exceed the amount of any such indemnification or extend beyond the indemnification period.

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

Level of Indebtedness

In connection with our acquisition of GPI our level of indebtedness increased significantly. Our indebtedness could restrict our operations and make it more difficult for us to satisfy our debt obligations. For example, our level of indebtedness could, among other things:

•
affect our liquidity by limiting our ability to obtain additional financing for working capital, limit our ability to obtain financing for capital expenditures and acquisitions or make any available financing more costly;

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

Successful implementation of our business strategy also depends on factors specific to the automotive aftermarket industry and numerous other factors that may be beyond our control. In addition to the aforementioned risk factors, adverse changes in the following factors could undermine our business strategy and have a material adverse effect on our business, financial condition, results of operations and cash flows:

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

We will not be able to expand our business if our growth strategy, including the availability of suitable locations for new store openings and the continued increase in supply chain capacity and efficiency, is not successful, which could adversely affect our business, financial condition, results of operations and cash flows.

New Store Openings

We have increased our store count significantly in the last ten years from 2,652 stores at the end of our 2004 fiscal year to 5,372 stores as of January 3, 2015. We intend to continue to increase the number of our stores and expand the markets we serve as part of our growth strategy, primarily by opening new stores. We may also grow our business through strategic acquisitions. We do not know whether the implementation of our growth strategy will be successful. As we open more stores it becomes more critical that we have consistent execution across our entire store chain. The actual number of new stores to be opened and their success will depend on a number of factors, including, among other things:

•the availability of desirable store locations;
•the negotiation of acceptable lease or purchase terms for new locations;
•the availability of financial resources, including access to capital at cost-effective interest rates; and
•our ability to manage the expansion and to hire, train and retain qualified Team Members.

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

Supply Chain

Our store inventories are primarily replenished by shipments from our network of distribution centers, warehouses and HUB stores. As we service our growing store base, we will need to increase the capacity of our supply chain network in order to provide the added parts availability under our Superior Availability strategy while maintaining productivity and profitability expectations. We cannot be assured of the availability of potential locations on lease or purchase terms that would be acceptable to us, of our ability to integrate those new locations into our existing supply chain network or of our ability to increase the productivity and efficiency of our overall supply chain network to desired levels.

We are dependent on our suppliers to supply us with products that comply with safety and quality standards.

If our merchandise offerings do not meet our customers’ expectations regarding safety and quality, we could experience lost sales, increased costs and exposure to legal and reputational risk. All of our suppliers must comply with applicable product safety laws, and we are dependent on them to ensure that the products we buy comply with all safety and quality standards. Events that give rise to actual, potential or perceived product safety concerns could expose us to government enforcement action and/or private litigation and result in costly product recalls and other liabilities. To the extent our suppliers are subject to additional government regulation of their product design and/or manufacturing processes, the cost of the merchandise we purchase may rise. In addition, negative customer perceptions regarding the safety or quality of the products we sell could cause our customers to seek alternative sources for their needs, resulting in lost sales. In those circumstances, it may be difficult and costly for us to regain the confidence of our customers.

We depend on the services of many qualified Team Members, whom we may not be able to attract and retain.

Our success depends to a significant extent on the continued services and experience of our Team Members. As of February 26, 2015, we employed 73,000 Team Members. We may not be able to retain our current qualified Team Members or attract and retain additional qualified Team Members who may be needed in the future. Our ability to maintain an adequate number of qualified Team Members is highly dependent on an attractive and competitive compensation and benefits package. In addition, less than one percent of our team members are represented by unions. If these team members were to engage in a strike, work stoppage, or other slowdown, or if the terms and conditions in labor agreements were renegotiated, we could experience a disruption in our operations and higher ongoing labor costs. If we fail or are unable to maintain competitive compensation, our customer service and execution levels could suffer by reason of a declining quality of our workforce, which could adversely affect our business, financial condition, results of operations and cash flows.

The market price of our common stock may be volatile and could expose us to securities class action litigation.

The stock market and the price of our common stock may be subject to wide fluctuations based upon general economic and market conditions. Downturns in the stock market may cause the price of our common stock to decline. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against such a company. If similar litigation were instituted against us, it could result in substantial costs and a diversion of our management’s attention and resources, which could have an adverse effect on our business.

Deterioration in global credit markets and changes in our credit ratings and deterioration in general macro-economic conditions, including unemployment, inflation or deflation, consumer debt levels, high fuel and energy costs, and higher tax rates could have a negative impact on our business, financial condition, results of operations and cash flows.

Deterioration in general macro-economic conditions impacts us through (i) potential adverse effects from deteriorating and uncertain credit markets, (ii) the negative impact on our suppliers and customers and (iii) an increase in operating costs from higher energy prices.

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

Impact on our Suppliers

Our business depends on developing and maintaining close relationships with our suppliers and on our suppliers’ ability and willingness to sell quality products to us at favorable prices and terms. Many factors outside our control may harm these relationships and the ability or willingness of these suppliers to sell us products on favorable terms. Such factors include a general decline in the economy and economic conditions and prolonged recessionary conditions. These events could negatively affect our suppliers’ operations and make it difficult for them to obtain the credit lines or loans necessary to finance their operations in the short-term or long-term and meet our product requirements. Financial or operational difficulties that some of our suppliers may face could also increase the cost of the products we purchase from them or our ability to source product from them. We might not be able to pass our increased costs onto our customers. In addition, the trend towards consolidation among automotive parts suppliers as well as the off-shoring of manufacturing capacity to foreign countries may disrupt or end our relationship with some suppliers, and could lead to less competition and result in higher prices. We could also be negatively impacted by suppliers who might experience bankruptcies, work stoppages, labor strikes or other interruptions to or difficulties in the manufacture or supply of the products we purchase from them.

Impact on our Customers

Deterioration in macro-economic conditions may have a negative impact on our customers’ net worth, financial resources and disposable income. While macro-economic conditions have improved since 2008 and 2009, unemployment rates have remained at relatively high levels, consumer confidence continues to fluctuate, payroll taxes increased for most U.S. workers as a result of the changes in tax legislation effective for 2013 and many consumers are now facing increased healthcare costs as a result of the recently enacted Affordable Care Act. This impact could reduce our customers' willingness or ability to pay for accessories, maintenance or repair of their vehicles, which results in lower sales in our stores. Higher fuel costs may also reduce the overall number of miles driven by our customers resulting in fewer parts failures and elective maintenance needed to be completed.

Impact on Operating Costs

Rising energy prices could directly impact our operating and product costs, including our merchandise distribution, commercial delivery, utility and product acquisition costs.

Because we are involved in litigation from time to time, and are subject to numerous laws and governmental regulations, we could incur substantial judgments, fines, legal fees and other costs.

We are sometimes the subject of complaints or litigation from customers, Team Members or others for various actions. From time to time, we are involved in litigation involving claims related to, among other things, breach of contract, tortious conduct, employment law matters, payment of wages, asbestos exposure, real estate regulatory compliance and product defects. The damages sought against us in some of these litigation proceedings are substantial. Although we maintain liability insurance for some litigation claims, if one or more of the claims were to greatly exceed our insurance coverage limits or if our insurance policies do not cover a claim, this could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

We work diligently to maintain the privacy and security of our customer and business information and the functioning of our computer systems, website and other on-line offerings. In the event of a security breach or other cyber security incident, we could experience certain operational problems or interruptions, incur substantial additional costs, or become subject to legal or regulatory proceedings, any of which could lead to damage to our reputation in the marketplace and added costs on an ongoing basis.

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

Consequently, despite our efforts, our security measures have been breached in the past and may be breached in the future due to cyber attack, team member error, malfeasance, fraudulent inducement or other acts. Unauthorized parties have in the past obtained, and may in the future, obtain access to our data or our customers’ data. While costs associated with past security breaches have not been significant, any breach or unauthorized access in the future could result in significant legal and financial exposure and damage to our reputation that could potentially have an adverse effect on our business. While we also seek to obtain assurances that others we interact with will protect confidential information, there is a risk the confidentiality of data held or accessed by others may be compromised. If a compromise of our data security or function of our computer systems or website were to occur, it could have a material adverse effect on our operating results and financial condition and, possibly, subject us to additional legal, regulatory and operating costs and damage our reputation in the marketplace.

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

Terrorist attacks, war in the Middle East, or insurrection involving any oil producing country could result in an abrupt increase in the price of crude oil, gasoline and diesel fuel. Such price increases would increase the cost of doing business for us and our suppliers, and also would negatively impact our customers’ disposable income and have an adverse impact on our business, sales, profit margins and results of operations.

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

The concern over climate change has led to legislative and regulatory initiatives aimed at reducing greenhouse gas emissions (GHG). For example, proposals that would impose mandatory requirements on GHG continue to be considered by policy makers in the United States and elsewhere. Laws enacted to reduce GHG that directly or indirectly affect our suppliers (through an increase in their cost of production) or our business (through an impact on our inventory availability, cost of sales, operations or demand for the products we sell) could adversely affect our business, financial condition, results of operations and cash flows. New federal or state restrictions on emissions that may be imposed on vehicles could also adversely affect annual miles driven or the demand for the products we sell and lead to changes in automotive technology. Changes in automotive technology and compliance with any new or more stringent laws or regulations, or stricter interpretations of existing laws, could require additional expenditures by us or our suppliers all of which could adversely impact the demand for our products and our business, financial condition, results of operations or cash flows.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The following table summarizes the location, ownership status and total square footage of space utilized for distribution centers and principal corporate offices at the end of 2014:

		Square Footage (in thousands)
	Location	Leased	Owned
Distribution Centers	50 locations in 32 states and 4 Canadian provinces	5,999	4,098
Store Support Centers:
Roanoke, Virginia	Roanoke, Virginia	270	—
Raleigh, North Carolina	Raleigh, North Carolina	195	—

As of January 3, 2015, we owned 819 of our stores and leased 4,553 stores and branches. We also operate several smaller warehouse locations and subsidiary offices to support our operations.

Item 3. Legal Proceedings.

We currently and from time to time are involved in litigation and regulatory proceedings incidental to the conduct of our business, including litigation arising from claims of employment discrimination or other types of employment matters as a result of claims by current and former Team Members. Although we diligently defend against these claims, we may enter into discussions regarding settlement of these and other lawsuits, and may enter into settlement agreements, if we believe settlement is in the best interests of the Company and our shareholders. The damages claimed against us in some of these proceedings are substantial. Although the amount of liability that may result from these matters cannot be ascertained, we do not currently believe that, in the aggregate, they will result in liabilities material to our consolidated financial condition, future results of operations or cash flow.

Our Western Auto subsidiary, together with other defendants including, but not limited to, automobile manufacturers, automotive parts manufacturers and their material suppliers and other retailers, has been named as a defendant in lawsuits alleging injury as a result of exposure to asbestos-containing products. We and some of our other subsidiaries also have been named as a defendant in many of these lawsuits. The automotive products at issue in these lawsuits are primarily brake parts. The plaintiffs have alleged that these products contained asbestos and were manufactured, distributed and/or sold by the various defendants. Many of the pending cases against us and our subsidiaries are in early stages of litigation. The damages claimed against the defendants in some of these proceedings are substantial. Additionally, many of the suppliers and manufacturers of asbestos and asbestos-containing products have dissolved or declared bankruptcy, which will limit plaintiffs’ ability to recover monetary damages from those entities. Although we diligently defend against these claims, we may enter into discussions regarding settlement of these and other lawsuits, and may enter into settlement agreements, if we believe settlement is in the best interests of the Company and our shareholders. We also believe that many of these claims are at least partially covered by insurance. Based on discovery to date, we do not believe the cases currently pending will have a material adverse effect on us. However, if we were to incur an adverse verdict in one or more of these claims and were ordered to pay substantial damages that were not covered by insurance, these claims could have a material adverse effect on our operating results, financial position and cash flows. Historically, our asbestos claims have been inconsistent in fact patterns alleged and number and have been immaterial. Furthermore, the outcome of such legal matters is uncertain and our liability, if any, could vary widely. As a result, we are unable to estimate a possible range of loss with respect to unasserted asbestos claims that may be filed against the Company or its subsidiaries in the future. If the number of claims filed against us or any of our subsidiaries alleging injury as a result of exposure to asbestos-containing products increases substantially, the costs associated with concluding these claims, including damages resulting from any adverse verdicts, could have a material adverse effect on our operating results, financial position and cash flows in future periods.

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

	High	Low
Fiscal Year Ended January 3, 2015
Fourth Quarter	$163.36	$130.14
Third Quarter	$139.58	$119.71
Second Quarter	$136.12	$118.51
First Quarter	$129.99	$108.76

Fiscal Year Ended December 28, 2013
Fourth Quarter	$111.94	$80.28
Third Quarter	$84.93	$78.91
Second Quarter	$88.74	$78.75
First Quarter	$83.52	$71.30

The closing price of our common stock on February 26, 2015 was $155.38. At February 26, 2015, there were 1,061 holders of record of our common stock (which does not include the number of individual beneficial owners whose shares were held on their behalf by brokerage firms in street name).

Our Board of Directors has declared a $0.06 per share quarterly cash dividend since 2006. Any payments of dividends in the future will be at the discretion of our Board of Directors and will depend upon our results of operations, cash flows, capital requirements and other factors deemed relevant by our Board of Directors.

The following table sets forth information with respect to repurchases of our common stock for the fourth quarter ended January 3, 2015 (amounts in thousands, except per share amounts):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs (2)
October 5, 2014 to November 1, 2014	—	$—	—	$415,092
November 2, 2014 to November 29, 2014	—	—	—	415,092
November 30, 2014 to January 3, 2015	28	154.14	—	415,092

Total	28	$154.14	—	$415,092

(1)
We repurchased 27,996 shares of our common stock at an aggregate cost of $4.3 million, or an average purchase price of $154.14 per share, in connection with the net settlement of shares issued as a result of the vesting of restricted stock during the fourth quarter ended January 3, 2015. We did not repurchase any shares under our $500.0 million stock repurchase program during our fourth quarter ended January 3, 2015.

(2)	Our stock repurchase program authorizing the repurchase of up to $500.0 million in common stock was authorized by our Board of Directors and publicly announced on May 14, 2012.

Stock Price Performance

The following graph shows a comparison of the cumulative total return on our common stock, the Standard & Poor’s 500 Index and the Standard & Poor’s Retail Index. The graph assumes that the value of an investment in our common stock and in each such index was $100 on January 2, 2010, and that any dividends have been reinvested. The comparison in the graph below is based solely on historical data and is not intended to forecast the possible future performance of our common stock.

COMPARISON OF CUMULATIVE TOTAL RETURN AMONG
ADVANCE AUTO PARTS, INC., S&P 500 INDEX
AND S&P RETAIL INDEX

$500.00
$400.00
$300.00
$200.00
$100.00
$0.00
01/02/10
01/01/11
12/31/11
12/29/12
12/28/13
01/03/15
Advance Auto Parts
S&P 500 Index
S&P Retail Index

Company/Index	January 2, 2010	January 1, 2011	December 31, 2011	December 29, 2012	December 28, 2013	January 3, 2015
Advance Auto Parts	$100.00	$164.14	$173.41	$178.69	$274.66	$396.20
S&P 500 Index	100.00	112.78	112.78	125.77	165.13	184.58
S&P Retail Index	100.00	123.66	127.26	155.56	227.23	249.51

Item 6.    Selected Consolidated Financial Data.

The following table sets forth our selected historical consolidated statement of operations, balance sheet, cash flows and other operating data. Included in this table are key metrics and operating results used to measure our financial progress. The selected historical consolidated financial and other data (excluding the Selected Store Data and Performance Measures) as of January 3, 2015 and December 28, 2013 and for the three years ended January 3, 2015 have been derived from our audited consolidated financial statements and the related notes included elsewhere in this report. The historical consolidated financial and other data as of December 29, 2012, December 31, 2011 and January 1, 2011 and for the years ended December 31, 2011 and January 1, 2011 have been derived from our audited consolidated financial statements and the related notes that have not been included in this report. You should read this data along with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and our consolidated financial statements and the related notes included elsewhere in this report.

	Fiscal Year (1)
	2014	2013	2012	2011	2010
	(in thousands, except per share data, store data and ratios)

Statement of Operations Data:
Net sales	$9,843,861	$6,493,814	$6,205,003	$6,170,462	$5,925,203
Cost of sales	5,390,248	3,241,668	3,106,967	3,101,172	2,963,888
Gross profit	4,453,613	3,252,146	3,098,036	3,069,290	2,961,315
Selling, general and administrative expenses (2)	3,601,903	2,591,828	2,440,721	2,404,648	2,376,382
Operating income	851,710	660,318	657,315	664,642	584,933
Interest expense (3)	(73,408)	(36,618)	(33,841)	(30,949)	(26,861)
Other income (expense), net	3,092	2,698	600	(457)	(1,017)
Income before provision for income taxes	781,394	626,398	624,074	633,236	557,055
Income tax expense	287,569	234,640	236,404	238,554	211,002
Net income	$493,825	$391,758	$387,670	$394,682	$346,053

Per Share Data:
Net income per basic share	$6.75	$5.36	$5.29	$5.21	$4.00
Net income per diluted share	$6.71	$5.32	$5.22	$5.11	$3.95
Cash dividends declared per basic share	$0.24	$0.24	$0.24	$0.24	$0.24
Weighted average basic shares outstanding	72,932	72,930	73,091	75,620	86,082
Weighted average diluted shares outstanding	73,414	73,414	74,062	77,071	87,155

Cash flows provided by (used in):
Operating activities	$708,991	$545,250	$685,281	$828,849	$666,159
Investing activities	$(2,288,237)	$(362,107)	$(272,978)	$(289,974)	$(199,350)
Financing activities	$575,911	$331,217	$127,907	$(540,183)	$(507,618)

Balance Sheet and Other Financial Data:
Cash and cash equivalents	$104,671	$1,112,471	$598,111	$57,901	$59,209
Inventory	$3,936,955	$2,556,557	$2,308,609	$2,043,158	$1,863,870
Inventory turnover (4)	1.47	1.33	1.43	1.59	1.70
Inventory per store (5)	$733	$631	$609	$558	$523
Accounts payable to Inventory ratio (6)	78.6%	85.3%	87.9%	80.9%	71.0%
Net working capital (7)	$997,974	$1,224,599	$624,562	$105,945	$276,222
Capital expenditures	$228,446	$195,757	$271,182	$268,129	$199,585
Total assets	$7,962,358	$5,564,774	$4,613,814	$3,655,754	$3,354,217
Total debt	$1,636,893	$1,053,584	$605,088	$415,984	$301,824
Total net debt (8)	$1,532,222	$(58,887)	$6,977	$358,083	$252,171
Total stockholders' equity	$2,002,912	$1,516,205	$1,210,694	$847,914	$1,039,374

	Fiscal Year (1)
	2014	2013	2012	2011	2010
	(in thousands, except per share data, store data and ratios)

Selected Store Data and Performance Measures:
Comparable store sales growth (9)	2.0%	(1.5%)	(0.8%)	2.2%	8.0%
Number of stores at beginning of year	4,049	3,794	3,662	3,563	3,420
New stores (10)	1,487	296	137	104	148
Closed stores (11)	(164)	(41)	(5)	(5)	(5)
Number of stores, end of period	5,372	4,049	3,794	3,662	3,563
Stores with commercial delivery program, end of period	4,981	3,702	3,484	3,326	3,212
Total Commercial sales, as a percentage of total sales	57.0%	40.4%	38.1%	37.0%	34.2%
Total store square footage, end of period (in 000s)	43,338	29,701	27,806	26,663	25,950

(1)
Our fiscal year consists of 52 or 53 weeks ending on the Saturday nearest to December 31st. All fiscal years presented are 52 weeks, with the exception of 2014, which consisted of 53 weeks. The impact of week 53 included in sales, gross profit and selling, general and administrative expenses was $150,386, $67,780 and $46,720, respectively.

(2)
Selling, general and administrative expenses include the impact of GPI integration costs of $73,192 and amortization of GPI intangibles of $42,696 for 2014 and acquisition costs associated with our acquisition of GPI on January 2, 2014 of $24,983 for 2013. It also includes integration costs associated with our integration of BWP of $9,042 and $8,004 for 2014 and 2013, respectively.

(3)	Interest expense includes the impact of acquisition costs associated with our acquisition of GPI on January 2, 2014 of $1,987 for 2013.

(4)
Inventory turnover is calculated as cost of sales divided by the average of beginning and ending inventories. For 2014 the ratio was calculated using an average of ending inventories over the last five quarters to adjust for the impact of the acquisition of GPI and its inventories on January 2, 1014.

(5)	Inventory per store is calculated as ending inventory divided by ending store and branch count. Our branches have a larger footprint than our stores.

(6)
Accounts payable to inventory ratio is calculated as ending accounts payable divided by ending inventory. Financed vendor accounts payable separately presented on the balance sheet in 2010 was included with accounts payable to calculate our accounts payable to inventory ratio.

(7)	Net working capital is calculated by subtracting current liabilities from current assets.

(8)	Net debt includes total debt less cash and cash equivalents.

(9)
Comparable store sales include net sales from our stores and e-commerce website. The change in store sales is calculated based on the change in net sales starting once a store has been open for 13 complete accounting periods (each period represents four weeks). Relocations are included in comparable store sales from the original date of opening. Acquired stores are included in our comparable store sales once the stores have completed 13 complete accounting periods following the acquisition date (approximately one year). Comparable store sales growth for 2014 excludes sales from the 53rd week.

(10)	Includes 1,336 stores and branches resulting from our acquisition of GPI during 2014 and 124 stores resulting from our acquisition of BWP during 2013.

(11)	The number of store closures in 2014 includes planned consolidations of 145 stores and in 2013 includes the planned consolidations of 20 stores.

(1)

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

Our fiscal year ends on the Saturday nearest December 31st of each year, which results in an extra week every several years (fiscal 2014 contained 53 weeks). Our first quarter consists of 16 weeks, and the other three quarters consist of 12 weeks, with the exception of the fourth quarter of fiscal 2014 which contained 13 weeks due to our 53-week fiscal year in 2014. Our last 53-week fiscal year was in 2008.

Unless otherwise noted, our financial results have been presented on a GAAP basis. In limited instances, we have presented our financial results on a GAAP and non-GAAP (comparable) basis which is described further in the section entitled "Reconciliation of Non-GAAP Financial Measures."

Introduction

We are the largest automotive aftermarket parts provider in North America, serving both "do-it-for-me", or Commercial, and "do-it-yourself", or DIY, customers. As of January 3, 2015 we operated a total of 5,261 stores and 111 distribution branches. We operated primarily within the United States, with additional locations in Canada, Puerto Rico and the U.S. Virgin Islands. Our stores operate primarily under trade names "Advance Auto Parts", "Autopart International" and "Carquest" and our distribution branches operate under the "Worldpac" trade name. In addition, we served approximately 1,325 independently-owned Carquest stores as of January 3, 2015. We acquired the Carquest and Worldpac operations as part of our acquisition of GPI on January 2, 2014.

Our stores and branches offer a broad selection of brand name, OEM and private label automotive replacement parts, accessories, batteries, and maintenance items for domestic and imported cars, vans, sport utility vehicles and light and heavy duty trucks. Through our integrated operating approach, we serve our Commercial and DIY customers from our store locations and online at www.AdvanceAutoParts.com, www.Carquest.com and www.Worldpac.com. Our DIY customers can elect to pick up merchandise ordered online at a conveniently located store or have their purchases shipped directly to them. Our Commercial customers consist primarily of delivery customers for whom we deliver products from our store locations to our Commercial customers’ places of business, including independent garages, service stations and auto dealers. Our Commercial customers can also conveniently place their orders online.

Management Overview

We generated earnings per diluted share, or diluted EPS, of $6.71 during 2014 compared to $5.32 for 2013. The increase in our diluted EPS was driven primarily by the acquired GPI operations, a 2.0% increase in comparable store sales and an additional week of operations in 2014. When adjusted for the following comparable adjustments, our comparable earnings per diluted share ("Comparable Cash EPS") was $7.59:

•$0.61 of GPI integration expenses;
•$0.36 of amortization related to the acquired intangible assets from GPI;
•$0.08 of BWP integration expenses; and
•$0.17 from the 53rd week partially offsetting the above expenses.

When including the results of the 53rd week, our Comparable Cash EPS was $7.76. Our diluted EPS for 2013 included $0.27 of transaction expenses related to our acquisition of GPI and $0.08 of expenses associated with our integration of BWP.

During 2014 we generated a comparable store sales increase of 2.0%. This increase was driven by consistent strength in Commercial sales throughout the year with increases in both customer traffic and average ticket for the year. We are beginning to realize the benefits from the investments we have made to better serve our Commercial customers, including but not limited to, additional availability of inventory from one of our 421 HUB stores, daily replenishment in certain markets and roll-out of cross-sourcing of inventory throughout a majority of our enterprise; integration of eService offerings in our Advance Auto Parts and Carquest stores; and increased focus on national and regional accounts. Our DIY sales were not as consistent as

Commercial in 2014. Sales of seasonal and maintenance parts categories fluctuated more than anticipated in many of our markets due to the cooler summer and warmer start to the winter selling season.

Acquisitions

On January 2, 2014, we acquired GPI in an all-cash transaction for $2.08 billion. GPI, formerly a privately-held company, is a leading distributor and supplier of original equipment and aftermarket replacement products for Commercial markets operating under the Carquest and Worldpac brands. As of the acquisition date, GPI operated 1,233 Carquest stores and 103 Worldpac branches located in 45 states and Canada and served approximately 1,400 independently-owned Carquest stores. We believe the acquisition of GPI will allow us to expand our geographic presence, Commercial capabilities and overall scale to better serve customers. For additional information on the GPI acquisition, refer to Note 4, "Acquisitions," in the Notes to our Consolidated Financial Statements.

On December 31, 2012, we acquired BWP, a privately-held company that supplied, marketed and distributed automotive aftermarket parts and products principally to Commercial customers. Prior to the acquisition, BWP operated or supplied 216 locations in the Northeastern United States. Concurrent with the closing of the acquisition, we transferred one distribution center and BWP’s rights to distribute to 92 independently owned locations to an affiliate of GPI. The integration of BWP stores consisted of converting or consolidating those locations into Advance Auto Parts locations. As of the end of 2014, most of the BWP stores have been integrated into the Advance Auto Parts operations.

2014 Highlights

A high-level summary of our financial results and other highlights from our 2014 include:

Financial

•
Total sales during 2014 increased 51.6% to $9,843.9 million as compared to 2013. This increase was primarily driven by the acquisition of GPI, a comparable store sales increase of 2.0%, $150.4 million in sales from the 53rd week and sales from new stores opened during the past year.

•
Our operating income for 2014 was $851.7 million, an increase of $191.4 million from the comparable period in 2013. As a percentage of total sales, operating income was 8.7%, a decrease of 152 basis points, due to a lower gross profit rate partially offset by a favorable SG&A rate.

•
Our inventory balance as of January 3, 2015 increased $1,380.4 million, or 54.0%, over the prior year driven primarily by the acquisition of GPI as well as inventory upgrades and increases from new stores and HUB stores.

•	We generated operating cash flow of $709.0 million during 2014, an increase of 30.0% compared to 2013, primarily due to an increase in net income and non-cash expenses.

Refer to the “Consolidated Results of Operations” and “Liquidity and Capital Resources” sections for further details of our income statement and cash flow results, respectively.

Business Update

We have two essential priorities - (i) deliver results by executing under our key strategies of Superior Availability and Service Leadership and (ii) successfully achieve the goals of the multi-year GPI integration plan. Our key strategies remain consistent with 2014. Superior Availability is aimed at product availability and maximizing the speed, reliability and efficiency of our supply chain. Service Leadership leverages our product availability in addition to more consistent execution of customer-facing initiatives to strengthen our integrated operating approach of serving our customers in our stores and on-line. Through these two key strategies and the integration of GPI, we believe we can continue to build on the initiatives discussed below to produce favorable financial results over the long term. Sales to Commercial customers remain the largest opportunity for us to increase our overall market share in the automotive aftermarket industry. Our Commercial sales, as a percentage of total sales, increased to 57.0% in 2014 compared to 40.4% in 2013. This increase is primarily due to the contribution of the acquired GPI and BWP operations which are significantly more heavily weighted in Commercial than our Advance Auto Parts stores. In addition, our comparable store sales growth has been driven primarily by sales to Commercial customers.

Our strategic priorities include:

•	Growing our Commercial business through improved delivery speed and reliability, increased customer retention, increased volume with national and regional accounts, and the integration of GPI;

•
Improving localized parts availability through the continued increase in the number of our larger HUB stores, an increased focus on in-store availability enabled by rolling out a second source network between store brands and leveraging the advancement of our supply chain infrastructure, including the opening of our Hartford, CT distribution center and gradually expanding to other distribution centers;

•	Maintaining a steady new store growth rate including new markets; and

•
Continuing our focus on store execution through more effective scheduling, increased productivity and simplification, improved product on-hand accuracy, expanded sales training and continued measurement of customer satisfaction.

We are pleased with the first year results of our multi-year GPI integration plan. Our plan is to fully integrate the Carquest owned stores and overall operations into Advance Auto Parts over the next few years and to integrate the availability of all of our product offerings throughout the entire chain. We expect to incur $190.0 million of GPI integration expenses through the end of 2018 with the majority of the expenses being incurred by the end of 2016. We expect $160.0 million of these expenses to be offset during this period by savings from acquisition synergies.

During 2014 our focus was on Team Member retention, achievement of initial cost savings and synergies, improvement of inventory availability, including the roll-out of cross-sourcing with Worldpac and Carquest, and leveraging our differentiated customer programs. During 2015 our priorities in the integration plan will include:

•	Continuing to integrate the two organizations into a single structure;

•	Successfully executing the product and brand changeovers;

•	Continuing with store consolidations and ramping up store conversions by market; and

•	Integrating our critical customer capabilities within supply chain and information technology.

Automotive Aftermarket Industry

Operating within the automotive aftermarket industry, we are influenced by a number of general macroeconomic factors similar to those affecting the overall retail industry. These factors include, but are not limited to, fuel costs, unemployment rates, consumer confidence and competition. We believe the macroeconomic environment should position the industry favorably in 2015 as a steadily improving job market along with lower fuel costs should help to provide a positive impact. In addition, industry fundamentals continue to be strong with miles driven showing improvement. As a result, we expect to see a decrease in deferred maintenance over time.
We believe that two key drivers of demand within the automotive aftermarket are (i) the number of miles driven in the U.S. and (ii) the number and average age of vehicles on the road.
Miles Driven
We believe that the number of total miles driven in the U.S. influences the demand for the repair and maintenance of vehicles. As the number of miles driven increases, consumers’ vehicles are more likely to need repair and maintenance, resulting in an increase in the need for automotive parts and maintenance items. According to the latest statistics available, the total number of vehicle miles traveled on U.S. roads increased slightly by 1.4% in 2014, which was a significant improvement from the 0.1% increase in 2013, due to improved economic conditions and the drop in gasoline prices. Industry data suggests that the increase in miles driven will likely remain under pre-recession levels due to pressure from a lower labor force participation rate and less vehicle usage by the most recent generation of drivers. While we believe there are ongoing macroeconomic pressures on our consumers, we believe the return of increases in miles driven will continue to drive demand in the automotive aftermarket industry.
Number of Registered Vehicles and Increase in Average Vehicle Age
We believe that the total number of vehicles (excluding medium and heavy duty trucks) on the road and the average age of vehicles on the road also heavily influence the demand for products sold within the automotive aftermarket industry. As vehicles age and go out-of-warranty, they generate a stronger demand for automotive aftermarket products due to routine maintenance cycles and more frequent mechanical failures. Since the recession low of 248 million vehicles in 2011, the number of vehicles on the road has increased over the last three years. According to industry analysts, the number of vehicles on the road is expected to continue to climb and will reach 261 million vehicles by 2017. The overall mix of vehicles on the road is beginning to shift as a result of the increased rate of new car sales. The percentage of vehicles that are 6 to 11 years old is expected to decline and the percentage of vehicles that are new to five years old is expected to increase. This will slow the growth of average vehicle age, which increased from 10.3 years in 2009 to 11.4 years in 2013. However, we believe that the stabilization of average age of vehicles will continue to benefit our industry in the near term and the overall increase in the total number of vehicles on the road is positive for the longer term as these vehicles age outside of their manufacturer warranty period and require more expensive maintenance and repairs due to the increase in complexity of automobile parts.

Store Development

We serve our Commercial and DIY customers in a similar fashion through four different store brands. The table below sets forth detail of our store development activity for the year ended January 3, 2015, including the consolidation of stores as part of our integration plans and the number of locations with Commercial delivery programs. During 2015, we anticipate adding approximately 100 to 120 new stores and branches.

	AAP	AI	BWP	CARQUEST	WORLDPAC	Total
December 28, 2013	3,741	217	91	—	—	4,049
New	126	5	—	12	8	151
Closed	(6)	(1)	—	(12)	—	(19)
Acquired (1)	—	—	—	1,233	103	1,336
Consolidated (2)	(2)	(11)	(34)	(98)	—	(145)
Converted (3)	29	—	(19)	(10)	—	—
January 3, 2015	3,888	210	38	1,125	111	5,372
Stores with commercial delivery programs	3,497	210	38	1,125	111	4,981
(1) We acquired 1,233 Carquest stores and 103 Worldpac branches as a result of the acquisition of GPI on January 2, 2014.
(2) Consolidated stores include BWP and Carquest stores whose operations were consolidated into existing AAP locations as a result of the planned integration of BWP and Carquest. In 2014, we began the multi-year process of consolidating and converting our Carquest stores into AAP locations. In addition, we began the consolidation of our 33 AI stores located in Florida into existing AAP locations which is expected to be completed by the end of 2015.
 (3) Converted stores include BWP and Carquest stores that were re-branded as an AAP store as a result of the planned integration of BWP and Carquest.

Components of Statement of Operations

Net Sales

Net sales consist primarily of merchandise sales from our store and branch locations to both our Commercial and DIY customers, sales from our e-commerce websites and sales to independently-owned Carquest stores. Sales are recorded net of discounts and rebates, sales taxes and estimated returns and allowances. Our total sales growth is comprised of both comparable store sales and new store sales. We calculate comparable store sales based on the change in store sales starting once a store has been open for 13 complete accounting periods (approximately one year) and by including e-commerce sales. We include sales from relocated stores in comparable store sales from the original date of opening. Acquired stores are included in our comparable store sales once the stores have completed 13 complete accounting periods following the acquisition date (approximately one year). Comparable store sales growth for 2014 excludes sales from the 53rd week. Sales to independently-owned Carquest stores will be excluded from our comparable store sales.

Cost of Sales

Our cost of sales consists of merchandise costs, net of incentives under vendor programs; inventory shrinkage, defective merchandise and warranty costs; and warehouse and distribution expenses, including depreciation and amortization. Gross profit as a percentage of net sales may be affected by (i) variations in our product mix, (ii) price changes in response to competitive factors and fluctuations in merchandise costs, (iii) vendor programs, (iv) inventory shrinkage, (v) defective merchandise and warranty costs and (vi) warehouse and distribution costs. We seek to minimize fluctuations in merchandise costs and instability of supply by entering into long-term purchasing agreements, without minimum purchase volume requirements, when we believe it is advantageous. Our cost of sales and gross profit rates may not be comparable to that of our competitors due to differences in industry practice regarding the classification of certain costs and mix of Commercial and DIY sales. See Note 2, Summary of Significant Accounting Policies, to our Consolidated Financial Statements elsewhere in this report for additional discussion of these costs.

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

Consolidated Results of Operations

The following table sets forth certain of our operating data expressed as a percentage of net sales for the periods indicated.

	Fiscal Year Ended
	January 3, 2015	December 28, 2013	December 29, 2012
Net sales	100.0%	100.0%	100.0%
Cost of sales, including purchasing and warehousing costs	54.8	49.9	50.1
Gross profit	45.2	50.1	49.9
Selling, general and administrative expenses	36.6	39.9	39.3
Operating income	8.7	10.2	10.6
Interest expense	(0.7)	(0.6)	(0.5)
Other, net	0.0	0.0	0.0
Provision for income taxes	2.9	3.6	3.8
Net income	5.0%	6.0%	6.2%

2014 Compared to 2013

Net Sales

Net sales for 2014 were $9,843.9 million, an increase of $3,350.0 million, or 51.6%, over net sales for 2013. This growth was primarily due to sales of $3,040.5 million from the acquired GPI operations, $150.4 million in sales from the 53rd week, comparable store sales of 2.0% and sales from new stores opened during 2014. Our comparable store sales increase reflected stronger performance from Commercial, driven by increases in both traffic and average transaction amount, partially offset by a decrease in DIY sales driven by lower traffic count. Our overall transaction value increased primarily due to higher priced products sold and a higher mix of Commercial sales.

	2014	2013
Comparable Store Sales %	2.0%	(1.5)%
Net Stores Added (excluding GPI stores)	124	151

Gross Profit

Gross profit for 2014 was $4,453.6 million, or 45.2% of net sales, as compared to $3,252.1 million, or 50.1% of net sales, in 2013, a decrease of 484 basis points. The decrease in gross profit as a percentage of net sales was primarily due to the higher mix of Commercial sales which has a lower gross margin rate resulting from the acquisition of GPI and increased supply chain costs, partially offset by acquisition synergy savings.

SG&A Expenses

SG&A expenses for 2014 were $3,601.9 million, or 36.6% of net sales, as compared to $2,591.8 million, or 39.9% of net sales, for 2013, a decrease of 332 basis points. The primary driver of the net decrease in SG&A expenses, as a percentage of net sales, was the result of the acquired GPI business having a lower SG&A cost structure. Partially offsetting this decrease were$73.2 million, or 74 basis points, of GPI integration expenses, $42.7 million, or 43 basis points, of amortization of acquired GPI intangible assets and $9.0 million, or 9 basis points, of BWP integration expenses.

Operating Income

Operating income for 2014 was $851.7 million, representing 8.7% of net sales, as compared to $660.3 million, or 10.2% of net sales, for 2013, a decrease of 152 basis points. This decrease was due to a lower gross profit rate partially offset by a lower SG&A rate. These decreases on a rate basis were due to the gross profit and SG&A drivers previously discussed.

Interest Expense

Interest expense for 2014 was $73.4 million, or 0.7% of net sales, as compared to $36.6 million, or 0.6% of net sales, in 2013. The increase in interest expense was due to additional borrowings related to the GPI acquisition.

Income Taxes

Income tax expense for 2014 was $287.6 million, as compared to $234.6 million for 2013. Our effective income tax rate was 36.8% and 37.5% for 2014 and 2013, respectively. Our income tax rate in 2014 was lower than the prior year primarily due to certain non-deductible costs related to the GPI acquisition that increased the rate in 2013. Our income tax rates in both 2014 and 2013 reflect favorable income tax settlements and statute of limitation expirations.

Net Income

Net income was $493.8 million, or $6.71 per diluted share, for 2014 as compared to $391.8 million, or $5.32 per diluted share, for 2013. As a percentage of net sales, net income for 2014 was 5.0%, as compared to 6.0% for 2013. The increase in diluted EPS was driven primarily by the increase in net income.

2013 Compared to 2012

Net Sales

Net sales for 2013 were $6,493.8 million, an increase of $288.8 million, or 4.7%, over net sales for 2012. This growth was primarily due to sales from the acquired BWP stores and sales from the new AAP and AI stores added within 2013 partially offset by a 1.5% decrease in comparable store sales. The comparable store sales decrease was driven by a decrease in transaction count partially offset by an increase in transaction value despite more promotional activity in response to lower customer demand. The increase in transaction value was primarily due to (i) the gradual increase in cost and complexity of automotive parts and commodity prices and (ii) the positive impact from a higher mix of Commercial sales.

	2013	2012

Comparable Store Sales %	(1.5)%	(0.8)%
Net Stores Added (excluding BWP stores)	151	132

Gross Profit

Gross profit for 2013 was $3,252.1 million, or 50.1% of net sales, as compared to $3,098.0 million, or 49.9% of net sales, in 2012, an increase of 15 basis points. The increase in gross profit as a percentage of net sales was driven by increased merchandise margins, due to lower acquisition costs and a favorable product mix, and improvement in shrink partially offset by planned inefficiencies in supply chain costs associated with the ramp-up in shipments of inventory from our new distribution center and the impact from a higher mix of Commercial sales which have a lower gross profit rate. The increase in our Commercial mix of sales was primarily due to the sales from the acquired BWP stores.

SG&A Expenses

SG&A expenses for 2013 were $2,591.8 million, or 39.9% of net sales, as compared to $2,440.7 million, or 39.3% of net sales, for 2012, an increase of 58 basis points. Included in SG&A expenses in 2013 were $25.0 million, or 38 basis points, of transaction expenses associated with our acquisition of GPI and $8.0 million, or 12 basis points, of expenses associated with our integration of BWP. Other primary drivers of the net increase in SG&A expenses, as a percentage of net sales, include costs associated with increased new store openings and higher incentive compensation, partially offset by lower marketing expense and a decrease in overall administrative and support costs.

Operating Income

Operating income for 2013 was $660.3 million, representing 10.2% of net sales, as compared to $657.3 million, or 10.6% of net sales, for 2012, a decrease of 42 basis points. This decrease was due to a higher SG&A rate partially offset by a higher gross profit rate.

Interest Expense

Interest expense for 2013 was $36.6 million, or 0.6% of net sales, as compared to $33.8 million, or 0.5% of net sales, in 2012.

Income Taxes

Income tax expense for 2013 was $234.6 million, as compared to $236.4 million for 2012. Our effective income tax rate was 37.5% and 37.9% for 2013 and 2012, respectively.

Net Income

Net income was $391.8 million, or $5.32 per diluted share, for 2013 as compared to $387.7 million, or $5.22 per diluted share, for 2012. As a percentage of net sales, net income for 2013 was 6.0%, as compared to 6.2% for 2012. The increase in diluted EPS was driven primarily by the increase in net income.

Reconciliation of Non-GAAP Financial Measures

"Management’s Discussion and Analysis of Financial Condition and Results of Operations" include certain financial measures not derived in accordance with generally accepted accounting principles (“GAAP”).  Non-GAAP financial measures should not be used as a substitute for GAAP financial measures, or considered in isolation, for the purpose of analyzing our operating performance, financial position or cash flows. However, we have presented the non-GAAP financial measures, as we believe the reporting of financial results on a non-GAAP basis to remain comparable is important in assessing the overall performance of the business and is therefore useful to investors and prospective investors.   We believe that the presentation of financial results that exclude the 53rd week of operations, non-cash charges related to the acquired GPI intangibles and expenses associated with the integration of GPI and BWP provide meaningful supplemental information to both management and investors, which is indicative of our base operations. We have included a reconciliation of this information to the most comparable GAAP measures in the following table.

(in thousands, except per share data)

	2014				2013
		Comparable Adjustments (a)
	As Reported	53rd Week	Integration Costs	Comparable	As Reported	Comparable Adjustments (a)	Comparable
	(53 weeks)			(52 weeks)	(52 weeks)		(52 weeks)
Net sales	$9,843,861	$(150,386)	$—	$9,693,475	$6,493,814	$—	$6,493,814
Cost of sales	5,390,248	(82,606)	—	5,307,642	3,241,668	—	3,241,668
Gross profit	4,453,613	(67,780)	—	4,385,833	3,252,146	—	3,252,146
Selling, general and administrative expenses	3,601,903	(46,720)	(124,930)	3,430,253	2,591,828	(32,987)	2,558,841
Operating income	851,710	(21,060)	124,930	955,580	660,318	32,987	693,305
Other, net:
Interest expense	(73,408)	1,291	—	(72,117)	(36,618)	1,987	(34,631)
Other income, net	3,092	(212)	—	2,880	2,698	—	2,698
Total other, net	(70,316)	1,079	—	(69,237)	(33,920)	1,987	(31,933)
Income before provision for income taxes	781,394	(19,981)	124,930	886,343	626,398	34,974	661,372
Provision for income taxes	287,569	(7,610)	47,473	327,432	234,640	9,268	243,908
Net income	$493,825	$(12,371)	$77,457	$558,911	$391,758	$25,706	$417,464

Basic earnings per common share (b)	$6.75	$(0.17)	$1.06	$7.64	$5.36	$0.35	$5.71
Diluted earnings per common share (b)	$6.71	$(0.17)	$1.05	$7.59	$5.32	$0.35	$5.67

Weighed average common shares outstanding (b)	72,932	72,932	72,932	72,932	72,930	72,930	72,930
Weighted average diluted common shares outstanding (b)	73,414	73,414	73,414	73,414	73,414	73,414	73,414

(a)
The comparable adjustments to 2014 include adjustments to remove the impact of the 53rd week of operations and adjustments to Selling, general and administrative expenses for BWP integration costs of $9,042, GPI integration costs of $73,192 and GPI amortization of $42,696 related to the acquired intangible assets. The comparable adjustments for 2013 include transaction expenses related to our GPI acquisition of $26,970, of which $1,987 million was interest related, and BWP integration costs of $8,004.

(b)
Average common shares outstanding is calculated based on the weighted average number of shares outstanding during the year-to-date period. At January 3, 2015 and December 28, 2013, we had 73,074 and 72,840 shares outstanding, respectively.

Quarterly Consolidated Financial Results (in thousands, except per share data)

	16-Weeks Ended 4/20/2013	12-Weeks Ended 7/13/2013	12-Weeks Ended 10/5/2013	12-Weeks Ended 12/28/2013	16-Weeks Ended 4/19/2014	12-Weeks Ended 7/12/2014	12-Weeks Ended 10/4/2014	13-Weeks Ended 1/3/2015
Net Sales	$2,015,304	$1,549,553	$1,520,144	$1,408,813	$2,969,499	$2,347,697	$2,289,456	$2,237,209
Gross profit	1,008,206	779,223	762,940	701,777	1,353,122	1,062,108	1,034,442	1,003,941
Net income	121,790	116,871	103,830	49,267	147,726	139,488	122,177	84,434

Net income per share:
Basic	$1.66	$1.60	$1.42	$0.68	$2.02	$1.91	$1.67	$1.15
Diluted	$1.65	$1.59	$1.42	$0.67	$2.01	$1.89	$1.66	$1.15

Liquidity and Capital Resources

Overview

Our primary cash requirements to maintain our current operations include payroll and benefits, the purchase of inventory, contractual obligations, capital expenditures and the payment of income taxes. In addition, we have used available funds for acquisitions, to repay borrowings under our credit agreement, to periodically repurchase shares of our common stock under our stock repurchase programs and for the payment of quarterly cash dividends. We have funded these requirements primarily through cash generated from operations, supplemented by borrowings under our credit facilities and notes offerings as needed. We believe funds generated from our expected results of operations, available cash and cash equivalents, and available borrowing under our credit facility will be sufficient to fund our primary obligations for the next fiscal year. Cash holdings in our foreign affiliates are not significant relative to our overall operations and therefore would not restrict our liquidity needs for our domestic operations.

As of January 3, 2015, our cash and cash equivalents balance was $104.7 million, a decrease of $1,007.8 million compared to December 28, 2013. This decrease in cash was primarily a result of cash used in the acquisition of GPI, partially offset by cash generated from operations and net borrowings under credit facilities. Additional discussion of our cash flow results, including the comparison of 2014 activity to 2013, is set forth in the Analysis of Cash Flows section.

As of January 3, 2015, our outstanding indebtedness was $1,636.9 million, or $583.3 million higher when compared to December 28, 2013, as a result of additional borrowings of $490.0 million under our term loan and $93.4 million under our credit facility. Additionally, we had $124.3 million in letters of credit outstanding, which reduced the available borrowings on our revolver to $782.3 million as of January 3, 2015. The letters of credit generally have a term of one year or less and primarily serve as collateral for our self-insurance policies.

GPI Acquisition and Exit Activities

We borrowed $1,006.0 million under a term loan and revolving credit facility, which we used along with cash on-hand to fund the $2.08 billion acquisition of GPI on January 2, 2014 as discussed elsewhere in this Annual Report on Form 10-K. In addition to the normal operations of GPI, we expect to incur $190.0 million of GPI integration expenses through the end of 2018 with the majority of the expenses being incurred by the end of 2016. We expect $160.0 million of these expenses to be offset during this period by savings from acquisition synergies. During 2014, we incurred $73.2 million of GPI integration expenses partially offset by $61.0 million of synergies.

Capital Expenditures

Our primary capital requirements have been the funding of our new store development (leased and owned locations), maintenance of existing stores and investments under our Superior Availability and Service Leadership strategies, including supply chain and information technology. We lease approximately 85% of our stores. Our capital expenditures were $228.4 million in 2014, an increase of $32.7 million from 2013. In addition to routine capital expenditures, our capital investments during 2014 included the acquisition of GPI and nine independent stores for $2,060.8 million, net of cash acquired.

Our future capital requirements will depend in large part on the number and timing of new stores we open within a given year and the investments we make in existing stores, information technology, supply chain network and the integration of GPI.

In 2015, we anticipate that our capital expenditures will be approximately $325 million to $340 million. These investments will primarily include GPI integration expenditures for store conversions and supply chain and systems integration activities; new store development (leased and owned locations); and investments in our existing stores, supply chain network and systems. We anticipate opening between 100 to 120 stores and branches during 2015.

Stock Repurchases

We have a stock repurchase program that allows us to repurchase our common stock on the open market or in privately negotiated transactions from time to time in accordance with the requirements of the SEC. As of January 3, 2015, we had $415.1 million remaining under our $500 million stock repurchase program authorized by our Board of Directors on May 14, 2012. During 2014, we made no repurchases under the stock repurchase program.

During 2014, we repurchased 34,682 shares of our common stock at an aggregate cost of $5.2 million, or an average price of $148.85 per share, in connection with the net settlement of shares issued as a result of the vesting of restricted stock or restricted stock units.

Dividend

Since 2006, our Board of Directors has declared quarterly dividends of $0.06 per share to stockholders of record. On February 11, 2015, our Board of Directors declared a quarterly dividend of $0.06 per share to be paid on April 3, 2015 to all common stockholders of record as of March 20, 2015.

Analysis of Cash Flows

A summary and analysis of our cash flows for 2014, 2013 and 2012 is reflected in the table and following discussion.

	Fiscal Year
	2014	2013	2012
	(in millions)
Cash flows from operating activities	$709.0	$545.3	$685.3
Cash flows from investing activities	(2,288.2)	(362.1)	(273.0)
Cash flows from financing activities	575.9	331.2	127.9
Net (decrease) increase in cash and cash equivalents	$(1,007.8)	$514.4	$540.2

Operating Activities

For 2014, net cash provided by operating activities increased $163.7 million to $709.0 million. This net increase in operating cash flow was primarily driven by higher net income and non-cash expenses along with an increase in accounts payable. This was partially offset by a decrease in cash flows from accrued expenses and other assets related to the timing of payroll and payments to non-merchandise vendors. The benefit from accounts payable was expected as we were able to integrate terms for certain vendors serving both Carquest and Advance Auto Parts.

For 2013, net cash provided by operating activities decreased $140.0 million to $545.3 million. This net decrease in operating cash flow was primarily driven by a $206.3 million increase in inventory, net of accounts payable, primarily due to an increase in inventory related to new stores and other inventory availability initiatives combined with the deceleration in our accounts payable ratio. Partially offsetting these decreases in operating cash flow was a $57.1 million decrease in the outflow of cash related to receivables resulting from the transition of our in-house Commercial credit program in 2012 and a $22.4 million increase in accrued expenses related to the timing of payments to vendors.

Investing Activities

For 2014, net cash used in investing activities increased by $1,926.1 million to $2,288.2 million. The increase in cash used in investing activities was primarily driven by cash used in the acquisition of GPI.

For 2013, net cash used in investing activities increased by $89.1 million to $362.1 million. The increase in cash used in investing activities was primarily driven by cash used in the acquisition of BWP, partially offset by a reduction in investments in property and equipment as a result of less spending on existing stores, new store development, information technology, and investments in supply chain.

Financing Activities

For 2014, net cash provided by financing activities increased by $244.7 million to $575.9 million. This increase was primarily a result of net borrowings associated with the acquisition of GPI, partially offset by the issuance of unsecured notes in the prior year, and a decrease in repurchases of common stock in 2014.

For 2013, net cash provided by financing activities increased by $203.3 million to $331.2 million. This increase was primarily a result of a net change in borrowings under our senior unsecured notes and credit facilities, partially offset by a $53.7 million increase in the repurchase of common stock under our stock repurchase program.

Long-Term Debt

Bank Debt

On December 5, 2013, we entered into a new credit agreement (the "2013 Credit Agreement") which provides a $700.0 million unsecured term loan and a $1.0 billion unsecured revolving credit facility with Advance Stores Company, Inc. ("Advance Stores"), as Borrower, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent. This revolving credit facility replaced the revolver under our former Credit Agreement dated as of May 27, 2011 with Advance Stores, as Borrower, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (the “2011 Credit Agreement”). Upon execution of the 2013 Credit Agreement, the lenders’ commitments under the 2011 Credit Agreement were terminated and the liabilities of us and our subsidiaries with respect to obligations under the 2011 Credit Agreement were discharged. The new revolving credit facility also provides for the issuance of letters of credit with a sub-limit of $300.0 million and swingline loans in an amount not to exceed $50.0 million. We may request, subject to agreement by one or more lenders, that the total revolving commitment be increased by an amount not to exceed $250.0 million by those respective lenders (up to a total commitment of $1.25 billion) during the term of the 2013 Credit Agreement. Voluntary prepayments and voluntary reductions of the revolving balance are permitted in whole or in part, at our option, in minimum principal amounts as specified in the 2013 Credit Agreement. Under the terms of the 2013 Credit Agreement, the revolving credit facility terminates in December 2018 and the term loan matures in January 2019.

As of January 3, 2015, under the 2013 Credit Agreement, we had outstanding borrowings of $93.4 million under the revolver and $490.0 million under the term loan. As of January 3, 2015, we also had letters of credit outstanding of $124.3 million, which reduced the availability under the revolver to $782.3 million. The letters of credit generally have a term of one year or less and primarily serve as collateral for our self-insurance policies.

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

The 2013 Credit Agreement contains customary covenants restricting the ability of: (a) subsidiaries of Advance Stores to, among other things, create, incur or assume additional debt; (b) Advance Stores and its subsidiaries to, among other things, (i) incur liens, (ii) make loans and investments, (iii) guarantee obligations, and (iv) change the nature of its business conducted by itself and its subsidiaries; (c) Advance, Advance Stores and their subsidiaries to, among other things (i) engage in certain mergers, acquisitions, asset sales and liquidations, (ii) enter into certain hedging arrangements, (iii) enter into restrictive agreements limiting its ability to incur liens on any of its property or assets, pay distributions, repay loans, or guarantee indebtedness of its subsidiaries, and (iv) engage in sale-leaseback transactions; and (d) Advance to, among other things, change its holding company status. Advance and Advance Stores are required to comply with financial covenants with respect to a maximum leverage ratio and a minimum consolidated coverage ratio. The 2013 Credit Agreement also provides for customary events of default, including non-payment defaults, covenant defaults and cross-defaults to Advance Stores’ other material indebtedness. We were in compliance with our covenants with respect to the 2013 Credit Agreement at January 3, 2015.

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

We previously issued 4.50% senior unsecured notes in January 2012 at 99.968% of the principal amount of $300 million which are due January 15, 2022 (the “2022 Notes”). The 2022 Notes bear interest at a rate of 4.50% per year payable semi-annually in arrears on January 15 and July 15 of each year. We also previously issued 5.75% senior unsecured notes in April 2010 at 99.587% of the principal amount of $300 million which are due May 1, 2020 (the “2020 Notes” or collectively with the 2023 Notes and the 2022 Notes, “the Notes”). The 2020 Notes bear interest at a rate of 5.75% per year payable semi-annually in arrears on May 1 and November 1 of each year. Advance served as the issuer of the Notes with certain of Advance's domestic subsidiaries currently serving as subsidiary guarantors. The terms of the Notes are governed by an indenture (as amended, supplemented, waived or otherwise modified, the “Indenture”) among us, the subsidiary guarantors from time to time party thereto and Wells Fargo Bank, National Association, as Trustee.

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

As of January 3, 2015, we had a credit rating from Standard & Poor’s of BBB- and from Moody’s Investor Service of Baa3. The current outlooks by Standard & Poor’s and Moody’s are both stable. The current pricing grid used to determine our borrowing rate under our revolving credit facility is based on our credit ratings. If these credit ratings decline, our interest rate on outstanding balances may increase and our access to additional financing on favorable terms may become more limited. In addition, it could reduce the attractiveness of our vendor payment program, where certain of our vendors finance payment obligations from us with designated third party financial institutions, which could result in increased working capital requirements. Conversely, if these credit ratings improve, our interest rate may decrease.

Off-Balance-Sheet Arrangements

We guarantee loans made by banks to various of our independent store customers totaling $33.6 million as of January 3, 2015. These loans are collateralized by security agreements on merchandise inventory and other assets of the borrowers. We believe the likelihood of performance under these guarantees is remote and that the fair value of these guarantees is very minimal. As of January 3, 2015, we had no other off-balance-sheet arrangements as defined in Regulation S-K Item 303 of the SEC regulations. We include other off-balance-sheet arrangements in our Contractual Obligations table including operating lease payments, interest payments on our Notes and revolving credit facility and letters of credit outstanding.

Contractual Obligations

In addition to our Notes and revolving credit facility, we utilize operating leases as another source of financing. The amounts payable under these operating leases are included in our schedule of contractual obligations. Our future contractual obligations related to long-term debt, operating leases and other contractual obligations as of January 3, 2015 were as follows:

		Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(in thousands)
Long-term debt (1)	$1,636,893	$582	$35,000	$548,400	$1,052,911
Interest payments	447,827	62,219	138,144	130,031	117,433
Operating leases (2)	3,246,525	460,655	842,111	681,136	1,262,623
Other long-term liabilities (3)	580,069	—	—	—	—
Purchase obligations (4)	68,685	39,241	15,788	5,432	8,224
	$5,979,999	$562,697	$1,031,043	$1,364,999	$2,441,191

Note: For additional information refer to Note 8, Long-term Debt; Note 15, Income Taxes; Note 16, Lease Commitments; Note 17, Contingencies; and Note 18, Benefit Plans, in the Notes to Consolidated Financial Statements, included in Item 15. Exhibits, Financial Statement Schedules, of this Annual Report on Form 10-K.

(1)	Long-term debt primarily represents the principal amount of our 2020 Notes, 2022 Notes and 2023 Notes, which become due in 2020, 2022 and 2023, respectively.

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

(3)
Includes the long-term portion other liabilities for which no contractual payment schedule exists and we expect the payments to occur beyond 12 months from January 3, 2015. Accordingly, the related balances have not been reflected in the “Payments Due by Period” section of the table. For additional information on the amounts included in this balance see Note 12, Other Current and Long-term Liabilities.

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

Acquisition Impacts

We acquired GPI on January 2, 2014. The process of integrating GPI with AAP has begun, and we expect the integration to continue for a few years. We have used various valuation methodologies to estimate the fair value of assets acquired and liabilities assumed, including using a market participant perspective when applying certain generally accepted valuation techniques, supplemented with market appraisals where appropriate. Significant judgments and estimates were required in preparing these fair value estimates. Final decisions about product offerings, brand usage, store conversions and other elements of the integration plan could be different from current plans. Accordingly, critical accounting policies and estimates such as, but not limited to, inventory valuation/obsolescence, asset impairments, goodwill and other intangible assets and income taxes may have additional acquisition-related impacts beyond what is described in the following respective critical accounting policies.
Goodwill and Intangible Assets

We evaluate goodwill and indefinite-lived intangibles for impairment annually as of the first day of our fiscal fourth quarter or whenever events or changes in circumstances indicate the carrying value of the goodwill or other intangible asset may not be recoverable. We test for goodwill impairment at the reporting unit level. As of January 3, 2015, the vast majority of our goodwill balance was allocated to three of our five reporting units. Our detailed impairment testing involves comparing the fair value of each reporting unit to its carrying value, including goodwill. If the fair value exceeds carrying value, we conclude that no goodwill impairment has occurred. If the carrying value of the reporting unit exceeds its fair value, a second step is required to measure possible goodwill impairment loss. We complete our impairment evaluation by combining information from our internal valuation analyses, considering other publicly available market information and using an independent valuation firm.

We determine fair value using widely accepted valuation techniques, including discounted cash flows and market multiple analyses. These types of analyses require management to make assumptions as a marketplace participant would and to apply judgment to estimate industry economic factors and the profitability of future business strategies of our company and our reporting units. These assumptions and estimates are a major component of the derived fair value of our reporting units. Critical assumptions include projected sales growth, gross profit rates, SG&A rates, working capital fluctuations, capital expenditures, discount rates and terminal growth rates.

The carrying value of goodwill was $995.4 million and $199.8 million at January 3, 2015 and December 28, 2013, respectively. The increase to goodwill in 2014 was primarily due to our acquisition of GPI, and has been allocated between our Carquest and Worldpac reporting units. For the periods presented, the impairment assessments indicated that the fair values of each reporting unit exceeded the carrying values of the respective reporting units and therefore no impairment existed. The margin of calculated fair value over the respective carrying value of our recently acquired reporting units may not be indicative of the total company because there have been no significant changes in valuation assumptions since the acquisition date. We have not made any material changes in the accounting methodology we use to assess impairment loss during the past three fiscal years. We do not believe there is a reasonable likelihood there will be a material change in the future estimates or assumptions we use to test for impairment losses on goodwill. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to an impairment charge that could be material.

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

Management is required to make assumptions and apply judgment to estimate exposures associated with our various filing positions. Although Management believes that the judgments and estimates are reasonable, actual results could differ and we may be exposed to gains or losses that could be material. To the extent that actual results differ from our estimates, the effective tax rate in any particular period could be materially affected. Favorable tax developments would be recognized as a reduction in our effective tax rate in the period of resolution. Unfavorable tax developments would require an increase in our effective tax rate and a possible use of cash in the period of resolution. A 10% change in the tax reserves at January 3, 2015 would have affected net income by approximately $1.6 million for the fiscal year ended January 3, 2015.

Inventory Reserves

Our inventory reserves consist of reserves for projected losses related to shrink and for potentially excess and obsolete inventory. An increase to our inventory reserves is recorded as an increase to our cost of sales. Conversely, a decrease to our inventory reserves is recorded as a decrease to our cost of sales. Our inventory reserves for 2014, 2013 and 2012 were $49.4 million, $37.5 million and $31.4 million, respectively. The increase in our inventory reserves in 2014 was primarily reflective of the significant growth in our inventory due to the acquisition of GPI. The reported inventory reserves properly exclude any adjustments made to establish the fair value of GPI's opening inventory balance.

Shrink may occur due to theft, loss or inaccurate records for the receipt of merchandise, among other things. We establish reserves for estimated store shrink at a point in time based on results of physical inventories conducted by independent third parties in substantially all our stores and branches over the course of the year, results from other targeted inventory counts in our stores and historical and current loss trends. In our distribution facilities, we perform cycle counts throughout the year to measure actual shrink and to estimate reserve requirements. We believe we have sufficient current and historical knowledge to record reasonable estimates for our shrink reserve and that any differences in our shrink rate in the future would not have a material impact on our shrink reserve.

Our shrink rate has fluctuated less than 20 basis points over the last two years. Historically, we have not experienced material adjustments to our shrink reserve. Furthermore, we have consistently completed a similar number of physical inventories at comparable times throughout the year.

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

Future changes by vendors in their policies or willingness to accept returns of excess inventory, changes in our inventory management approach for excess and obsolete inventory or failure by us to effectively manage the life cycle of our inventory could require us to revise our estimates of required reserves and result in a negative impact on our consolidated statement of operations. A 10% difference in actual inventory reserves at January 3, 2015 would have affected net income by approximately $3.1 million for the fiscal year ended January 3, 2015.

Self-Insurance Reserves

We are self-insured for general and automobile liability, workers’ compensation and the health care claims of our Team Members, although we maintain stop-loss coverage with third-party insurers to limit our total liability exposure. Our self-insurance reserves for 2014, 2013 and 2012 were $137.0 million, $98.5 million and $94.5 million, respectively. When excluding $41.7 million of reserves from our acquisition of GPI in 2014, our self-insurance reserves have remained relatively flat over the last three years due to favorable claims development partially offset by the impact of our continued growth, including an increase in stores, Team Members and Commercial delivery vehicles.

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

While we do not expect the amounts ultimately paid to differ significantly from our estimates, our self-insurance reserves and corresponding SG&A could be affected if future claim experience differs significantly from historical trends and actuarial assumptions. A 10% change in our self-insurance liabilities at January 3, 2015 would have affected net income by approximately $8.7 million for the fiscal year ended January 3, 2015.

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

Cooperative advertising allowances provided as a reimbursement of specific, incremental and identifiable costs incurred to promote a vendor’s products are included as an offset to SG&A when the cost is incurred. Certain of our vendor agreements contain purchase volume incentives that provide for increased funding when graduated purchase volumes are met. Amounts accrued throughout the year could be impacted if actual purchase volumes differ from projected annual purchase volumes. Total deferred vendor incentives included in inventory was $179.8 million and $111.3 million as of January 3, 2015 and December 28, 2013, respectively.

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

Amounts received or receivable from vendors that are not yet earned are reflected as deferred revenue. Management’s estimate of the portion of deferred revenue that will be realized within one year of the balance sheet date is included in Other current liabilities. Earned amounts that are receivable from vendors are included in Receivables, net except for that portion expected to be received after one year, which is included in Other assets, net. We regularly review the receivables from vendors to ensure they are able to meet their obligations. Historically, the change in our reserve for receivables related to vendor funding has not been significant. A 10% difference in our vendor incentives deferred in inventory at January 3, 2015 would have affected net income by approximately $11.4 million for the fiscal year ended January 3, 2015.

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

A 10% change in the warranty reserves at January 3, 2015 would have affected net income by approximately $3.0 million for the fiscal year ended January 3, 2015.

New Accounting Pronouncements

For a description of recently announced accounting standards, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements, see New Accounting Pronouncements in Note 2 to the Consolidated Financial Statements in this Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures about Market Risks.

Interest Rate Risk

Our primary financial market risk is due to changes in interest rates. Historically, we have reduced our exposure to changes in interest rates by entering into various interest rate hedge instruments such as interest rate swap contracts and treasury lock agreements. We have historically utilized interest rate swaps to convert variable rate debt to fixed rate debt and to lock in fixed rates on future debt issuances. Our interest rate hedge instruments have been designated as cash flow hedges. We had no derivative instruments outstanding as of January 3, 2015.

The interest rates on borrowings under our revolving credit facility and term loan are based, at our option, on adjusted LIBOR, plus a margin, or an alternate base rate, plus a margin. As of January 3, 2015 we had $93.4 million of borrowings outstanding under our revolving credit facility and $490.0 million outstanding under our term loan and are therefore exposed to interest rate risk due to changes in LIBOR or alternate base rate. There is no interest rate risk associated with our 2020, 2022 or 2023 Notes, as the interest rates are fixed at 5.75%, 4.50% and 4.50%, respectively, per annum.

The table below presents principal cash flows and related weighted average interest rates on our revolving credit facility and term loan outstanding at January 3, 2015, by expected maturity dates. Weighted average variable rates are based on implied forward rates in the yield curve at January 3, 2015. Implied forward rates should not be considered a predictor of actual future interest rates.

	2015	2016	2017	2018	2019	Thereafter	Total	Fair Market Liability
	(dollars in thousands)
Variable rate	$—	$—	$35,000	$163,400	$385,000	$—	$583,400	$583,400
Weighted average interest rate	1.9%	2.8%	3.5%	3.8%	4.0%	4.1%	3.0%	—

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

Foreign Currency Exchange Rate Risk

Although we have international operating entities, our exposure to foreign currency exchange rate fluctuations is not material to our consolidated operations. In addition, some of the Company's inventory purchases are denominated in foreign currencies. We believe that the price volatility of these products as it relates to foreign currency exchange rates is partially mitigated by our ability to adjust selling prices. We have not historically had significant foreign currency exchange gains and losses.

Item 8. Financial Statements and Supplementary Data.

See financial statements included in Item 15 “Exhibits, Financial Statement Schedules” of this annual report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of January 3, 2015 in accordance with Rule 13a-15(b) under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

Management’ s Report on Internal Control over Financial Reporting

Management’s Report on Internal Control over Financial Reporting is set forth in Part IV, Item 15 of this annual report.

Changes in Internal Control Over Financial Reporting

We acquired GPI on January 2, 2014 and consider the transaction material to our results of operations, cash flows and financial position from the date of acquisition. During the fourth quarter of 2014, we completed the integration of GPI's internal control over financial reporting into our evaluation. There were no changes in our internal control over financial reporting that occurred during the quarter ended January 3, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

For a discussion of our directors, executive officers and corporate governance, see the information set forth in the sections entitled “Proposal No. 1 - Election of Directors,” “Corporate Governance,” “Meetings and Committees of the Board,” “Information Concerning Our Executive Officers,” “Audit Committee Report,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our proxy statement for the 2015 annual meeting of stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended January 3, 2015 (the “2015 Proxy Statement”), which is incorporated herein by reference.

Item 11. Executive Compensation.

See the information set forth in the sections entitled “Meetings and Committees of the Board,” “Compensation Committee Report,” “Compensation Discussion and Analysis,” “Additional Information Regarding Executive Compensation” and “Director Compensation” in the 2015 Proxy Statement, which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

See the information set forth in the sections entitled “Equity Compensation Plan Information Table” and "Security Ownership of Certain Beneficial Owners and Management" in the 2015 Proxy Statement, which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

See the information set forth in the sections entitled "Corporate Governance" and “Meetings and Committees of the Board” in the 2015 Proxy Statement, which is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

See the information set forth in the section entitled “2014 and 2013 Audit Fees” in the 2015 Proxy Statement, which is incorporated herein by reference.

PART IV

Item 15.     Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements

Management’s Responsibility for Financial Statements	F-1
Management’s Report on Internal Control Over Financial Reporting	F-1

Audited Consolidated Financial Statements of Advance Auto Parts, Inc. and Subsidiaries for the years ended January 3, 2015, December 28, 2013 and December 29, 2012:
Reports of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets	F-4
Consolidated Statements of Operations	F-5
Consolidated Statements of Comprehensive Income	F-5
Consolidated Statements of Changes in Stockholders' Equity	F-6
Consolidated Statements of Cash Flows	F-7
Notes to the Consolidated Financial Statements	F-9

(2) Financial Statement Schedule

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

As of January 3, 2015, management, including the Company’s principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of January 3, 2015 is effective.

Deloitte & Touche LLP, the Company’s independent registered public accounting firm who audited the Company's consolidated financial statements, has issued an attestation report on the Company’s internal control over financial reporting as of January 3, 2015 which is included on page F-3 herein.

/s/ Darren R. Jackson	/s/ Michael A. Norona
Darren R. Jackson	Michael A. Norona
Chief Executive Officer and Director	Executive Vice President and Chief Financial Officer

March 3, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Advance Auto Parts, Inc. and Subsidiaries
Roanoke, Virginia

We have audited the accompanying consolidated balance sheets of Advance Auto Parts, Inc. and subsidiaries (the “Company”) as of January 3, 2015 and December 28, 2013, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended January 3, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Advance Auto Parts, Inc. and subsidiaries as of January 3, 2015 and December 28, 2013, and the results of their operations and their cash flows for each of the three years in the period ended January 3, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of January 3, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2015 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Richmond, Virginia
March 3, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Advance Auto Parts, Inc. and Subsidiaries
Roanoke, Virginia

We have audited the internal control over financial reporting of Advance Auto Parts, Inc. and subsidiaries (the “Company”) as of January 3, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 3, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended January 3, 2015 of the Company and our report dated March 3, 2015 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Richmond, Virginia
March 3, 2015

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
January 3, 2015 and December 28, 2013
(in thousands, except per share data)

	January 3, 2015	December 28, 2013
Assets
Current assets:
Cash and cash equivalents	$104,671	$1,112,471
Receivables, net	579,825	277,595
Inventories, net	3,936,955	2,556,557
Other current assets	119,589	42,761
Total current assets	4,741,040	3,989,384
Property and equipment, net of accumulated depreciation of $1,372,359 and $1,255,474	1,432,030	1,283,970
Assets held for sale	615	2,064
Goodwill	995,426	199,835
Intangible assets, net	748,125	49,872
Other assets, net	45,122	39,649
	$7,962,358	$5,564,774
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$582	$916
Accounts payable	3,095,365	2,180,614
Accrued expenses	520,673	428,625
Other current liabilities	126,446	154,630
Total current liabilities	3,743,066	2,764,785
Long-term debt	1,636,311	1,052,668
Other long-term liabilities	580,069	231,116
Commitments and contingencies
Stockholders' equity:
Preferred stock, nonvoting, $0.0001 par value,
10,000 shares authorized; no shares issued or outstanding	—	—
Common stock, voting, $0.0001 par value, 200,000 shares authorized;
74,493 shares issued and 73,074 outstanding at January 3, 2015
and 74,224 shares issued and 72,840 outstanding at December 28, 2013	7	7
Additional paid-in capital	562,945	531,293
Treasury stock, at cost, 1,419 and 1,384 shares	(113,044)	(107,890)
Accumulated other comprehensive (loss) income	(12,337)	3,683
Retained earnings	1,565,341	1,089,112
Total stockholders' equity	2,002,912	1,516,205
	$7,962,358	$5,564,774

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended January 3, 2015, December 28, 2013 and December 29, 2012
(in thousands, except per share data)

	Fiscal Years
	2014	2013	2012
	(53 weeks)	(52 weeks)	(52 weeks)

Net sales	$9,843,861	$6,493,814	$6,205,003
Cost of sales, including purchasing and warehousing costs	5,390,248	3,241,668	3,106,967
Gross profit	4,453,613	3,252,146	3,098,036
Selling, general and administrative expenses	3,601,903	2,591,828	2,440,721
Operating income	851,710	660,318	657,315
Other, net:
Interest expense	(73,408)	(36,618)	(33,841)
Other income, net	3,092	2,698	600
Total other, net	(70,316)	(33,920)	(33,241)
Income before provision for income taxes	781,394	626,398	624,074
Provision for income taxes	287,569	234,640	236,404
Net income	$493,825	$391,758	$387,670

Basic earnings per common share	$6.75	$5.36	$5.29
Diluted earnings per common share	$6.71	$5.32	$5.22
Dividends declared per common share	$0.24	$0.24	$0.24

Weighted average common shares outstanding	72,932	72,930	73,091
Weighted average common shares outstanding - assuming dilution	73,414	73,414	74,062

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended January 3, 2015, December 28, 2013 and December 29, 2012
(in thousands, except per share data)

	Fiscal Years
	2014	2013	2012
	(53 weeks)	(52 weeks)	(52 weeks)

Net income	$493,825	$391,758	$387,670
Other comprehensive (loss) income:
Changes in net unrecognized other postretirement benefit costs, net of $483, $503 and $252 tax	(752)	(438)	(391)
Postretirement benefit plan amendment, net of $0, $904 and $0 tax	—	1,454	—
Unrealized gain (loss) on hedge arrangements, net of $0, $0 and $163 tax	—	—	254
Currency translation adjustments	(15,268)	—	—
Total other comprehensive (loss) income	(16,020)	1,016	(137)
Comprehensive income	$477,805	$392,774	$387,533

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES CONSOLIDATD STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY For the Years Ended January 3, 2015, December 28, 2013 and December 29, 2012 (in thousands)
	Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock, at cost		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount		Shares	Amount
Balance, December 31, 2011	—	$—	106,537	$11	$500,237	33,738	$(1,644,767)	$2,804	$1,989,629	$847,914
Net income									387,670	387,670
Total other comprehensive loss								(137)		(137)
Issuance of shares upon the exercise of stock options and stock appreciation rights			900		5,720					5,720
Tax withholdings related to the exercise of stock appreciation rights					(26,677)					(26,677)
Tax benefit from share-based compensation					22,924					22,924
Restricted stock and restricted stock units vested			(2)							—
Share-based compensation					15,236					15,236
Stock issued under employee stock purchase plan			34		2,266					2,266
Repurchase of common stock						348	(27,095)			(27,095)
Retirement of treasury stock			(33,738)	$(4)		(33,738)	1,644,767		(1,644,763)	—
Cash dividends ($0.24 per common share)									(17,636)	(17,636)
Other					509					509
Balance, December 29, 2012	—	—	73,731	7	520,215	348	(27,095)	2,667	714,900	1,210,694
Net income									391,758	391,758
Total other comprehensive income								1,016		1,016
Issuance of shares upon the exercise of stock options and stock appreciation rights			480		1,903					1,903
Tax withholdings related to the exercise of stock appreciation rights					(21,856)					(21,856)
Tax benefit from share-based compensation					16,132					16,132
Restricted stock and restricted stock units vested			(10)							—
Share-based compensation					13,191					13,191
Stock issued under employee stock purchase plan			23		1,679					1,679
Repurchase of common stock						1,036	(80,795)			(80,795)
Cash dividends ($0.24 per common share)									(17,546)	(17,546)
Other					29					29
Balance, December 28, 2013	—	—	74,224	7	531,293	1,384	(107,890)	3,683	1,089,112	1,516,205
Net income									493,825	493,825
Total other comprehensive loss								(16,020)		(16,020)
Issuance of shares upon the exercise of stock options and stock appreciation rights			162		1,874					1,874
Tax withholdings related to the exercise of stock appreciation rights					(7,102)					(7,102)
Tax benefit from share-based compensation					10,471					10,471
Restricted stock and restricted stock units vested			68							—
Share-based compensation					21,705					21,705
Stock issued under employee stock purchase plan			39		4,660					4,660
Repurchase of common stock						35	(5,154)			(5,154)
Cash dividends ($0.24 per common share)									(17,596)	(17,596)
Other					44					44
Balance, January 3, 2015	—	$—	74,493	$7	$562,945	1,419	$(113,044)	$(12,337)	$1,565,341	$2,002,912

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS For the Years Ended January 3, 2015, December 28, 2013 and December 29, 2012 (in thousands)
	Fiscal Years
	2014	2013	2012
	(53 weeks)	(52 weeks)	(52 weeks)
Cash flows from operating activities:
Net income	$493,825	$391,758	$387,670
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	284,693	207,795	189,544
Share-based compensation	21,705	13,191	15,236
Loss on property and equipment, net	13,281	1,599	2,699
Other	2,631	1,679	1,582
Provision (benefit) for deferred income taxes	48,468	(2,237)	26,893
Excess tax benefit from share-based compensation	(10,487)	(16,320)	(23,099)
Net (increase) decrease in, net of effect from acquisition of businesses:
Receivables, net	(48,209)	(32,428)	(89,482)
Inventories, net	(227,657)	(203,513)	(260,298)
Other assets	(63,482)	11,011	8,213
Net increase (decrease) in, net of effect from acquisition of businesses:
Accounts payable	216,412	113,497	376,631
Accrued expenses	(28,862)	63,346	40,936
Other liabilities	6,673	(4,128)	8,756
Net cash provided by operating activities	708,991	545,250	685,281
Cash flows from investing activities:
Purchases of property and equipment	(228,446)	(195,757)	(271,182)
Business acquisitions, net of cash acquired	(2,060,783)	(186,137)	(8,369)
Sale of certain assets of acquired business	—	19,042	—
Proceeds from sales of property and equipment	992	745	6,573
Net cash used in investing activities	(2,288,237)	(362,107)	(272,978)
Cash flows from financing activities:
Increase (decrease) in bank overdrafts	16,219	(2,926)	(7,459)
Issuance of senior unsecured notes	—	448,605	299,904
Payment of debt related costs	—	(8,815)	(2,942)
Borrowings under credit facilities	2,238,200	—	58,500
Payments on credit facilities	(1,654,800)	—	(173,500)
Dividends paid	(17,580)	(17,574)	(17,596)
Proceeds from the issuance of common stock, primarily exercise of stock options	6,578	3,611	8,495
Tax withholdings related to the exercise of stock appreciation rights	(7,102)	(21,856)	(26,677)
Excess tax benefit from share-based compensation	10,487	16,320	23,099
Repurchase of common stock	(5,154)	(80,795)	(27,095)
Contingent consideration related to previous business acquisition	(10,047)	(4,726)	(10,911)
Other	(890)	(627)	4,089
Net cash provided by financing activities	575,911	331,217	127,907

Effect of exchange rate changes on cash	(4,465)	—	—

Net (decrease) increase in cash and cash equivalents	(1,007,800)	514,360	540,210
Cash and cash equivalents, beginning of period	1,112,471	598,111	57,901
Cash and cash equivalents, end of period	$104,671	$1,112,471	$598,111

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS For the Years Ended January 3, 2015, December 28, 2013 and December 29, 2012 (in thousands)
	Fiscal Years
	2014	2013	2012
	(53 weeks)	(52 weeks)	(52 weeks)
Supplemental cash flow information:
Interest paid	$71,109	$34,735	$27,250
Income tax payments	268,624	219,424	162,677
Non-cash transactions:
Accrued purchases of property and equipment	28,877	20,714	26,142
Retirement of common stock	—	—	1,644,767
Changes in other comprehensive income from post retirement benefits	(752)	1,016	(137)
Declared but unpaid cash dividends	4,384	4,368	4,396

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
January 3, 2015, December 28, 2013 and December 29, 2012
(in thousands, except per share data)

1.	Organization and Description of Business:

Advance Auto Parts, Inc. (“Advance”) conducts all of its operations through its wholly owned subsidiary, Advance Stores Company, Incorporated (“Stores”), and its subsidiaries (collectively, the “Company”), all of which are 100% owned. As of January 3, 2015, the Company's operations are comprised of 5,261 stores and 111 distribution branches, which operate in the United States, Canada, Puerto Rico and the U.S. Virgin Islands primarily under the trade names “Advance Auto Parts,” "Carquest," "Autopart International" and "Worldpac." As further described in Note 4, the "Carquest" and "Worldpac" brands were acquired on January 2, 2014 as part of the acquisition of General Parts International, Inc. ("GPI"). The Company serves both do-it-for-me, or Commercial, and do-it-yourself, or DIY, customers and offers a broad selection of brand name, original equipment manufacturer ("OEM") and proprietary automotive replacement parts, accessories, and maintenance items primarily for domestic and imported cars and light trucks. The Company offers delivery service to its Commercial customers’ places of business, including independent garages, service stations and auto dealers, utilizing a fleet of vehicles to deliver product from its 4,981 store locations with delivery service. In addition, we served approximately 1,325 independently-owned Carquest stores as of January 3, 2015.

2.	Summary of Significant Accounting Policies:

Accounting Period

The Company’s fiscal year ends on the Saturday nearest the end of December. Fiscal year 2014 contained 53 weeks and fiscal years 2013 and 2012 each contained 52 weeks. The additional week of operations for Fiscal 2014 was included in the Company's fourth quarter. All references herein for the years 2014, 2013 and 2012 represent the fiscal years ended January 3, 2015, December 28, 2013 and December 29, 2012, respectively.

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

Cash, Cash Equivalents and Bank Overdrafts

Cash and cash equivalents consist of cash in banks and money market funds with original maturities of three months or less. Included in cash equivalents are credit card and debit card receivables from banks, which generally settle within two to four business days. Credit and debit card receivables included in Cash and cash equivalents as of January 3, 2015 and December 28, 2013 were $28,843 and $28,828, respectively. Bank overdrafts consist of outstanding checks not yet presented to a bank for settlement, net of cash held in accounts with right of offset. Bank overdrafts of $22,015 and $5,796 are included in Other current liabilities as of January 3, 2015 and December 28, 2013, respectively.

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
January 3, 2015, December 28, 2013 and December 29, 2012
(in thousands, except per share data)

customer base consists of a large number of small customers, spreading the credit risk across a broad base. The Company also controls this credit risk through credit approvals, credit limits and accounts receivable and credit monitoring procedures.

The Company’s vendor receivables are established as it receives concessions from its vendors through a variety of programs and arrangements, including allowances for new stores and warranties, volume purchase rebates and co-operative advertising. Amounts receivable from vendors also include amounts due to the Company for changeover merchandise and product returns. The Company regularly reviews vendor receivables for collectibility and assesses the need for a reserve for uncollectible amounts based on an evaluation of the vendors’ financial positions and corresponding abilities to meet financial obligations. The Company’s allowance for doubtful accounts related to vendor receivables is not significant.

Inventory

Inventory amounts are stated at the lower of cost or market. The cost of the Company’s merchandise inventory is primarily determined using the last-in, first-out (“LIFO”) method. Under the LIFO method, the Company’s cost of sales reflects the costs of the most recently purchased inventories, while the inventory carrying balance represents the costs relating to prices paid in prior years.

Vendor Incentives

The Company receives incentives in the form of reductions to amounts owed and/or payments from vendors related to cooperative advertising allowances, volume rebates and other promotional considerations. Many of these incentives are under long-term agreements in excess of one year, while others are negotiated on an annual basis or less (short-term). Cooperative advertising allowances provided as a reimbursement of specific, incremental and identifiable costs incurred to promote a vendor’s products are included as an offset to selling, general and administrative expenses, or SG&A, when the cost is incurred. Volume rebates and cooperative advertising allowances not meeting the requirements for offset in SG&A are recorded initially as a reduction to inventory as they are earned based on inventory purchases. These deferred amounts are included as a reduction to cost of sales as the inventory is sold. Total deferred vendor incentives included as a reduction of Inventory was $179,785 and $111,304 as of January 3, 2015 and December 28, 2013, respectively.

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

Amounts received or receivable from vendors that are not yet earned are reflected as deferred revenue in the accompanying consolidated balance sheets. Management’s estimate of the portion of deferred revenue that will be realized within one year of the balance sheet date has been included in Other current liabilities in the accompanying consolidated balance sheets. Earned amounts that are receivable from vendors are included in Receivables and Other assets on the accompanying consolidated balance sheets.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense, net of vendor promotional funds, was $96,463, $69,116 and $83,871 in 2014, 2013 and 2012, respectively. Vendor promotional funds, which reduced advertising expense, amounted to $21,814 and $18,622 and $11,445 in 2014, 2013 and 2012, respectively.

Preopening Expenses

Preopening expenses, which consist primarily of payroll and occupancy costs related to the opening of new stores, are expensed as incurred.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
January 3, 2015, December 28, 2013 and December 29, 2012
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

Self-Insurance

The Company is self-insured for general and automobile liability, workers’ compensation and health care claims of its employees, or Team Members, while maintaining stop-loss coverage with third-party insurers to limit its total liability exposure. Expenses associated with these liabilities are calculated for (i) claims filed, (ii) claims incurred but not yet reported and (iii) projected future claims using actuarial methods followed in the insurance industry as well as the Company’s historical claims experience. The Company includes the current and long-term portions of its self-insurance reserves in Accrued expenses and Other long-term liabilities, respectively.

The following table presents changes in the Company’s total self-insurance reserves:

	January 3, 2015	December 28, 2013	December 29, 2012
Self-insurance reserves, beginning of period	$98,475	$94,548	$98,944
Additions to self-insurance reserves	159,752	120,782	105,670
Acquired reserves	41,673	4,195	—
Reserves utilized	(162,867)	(121,050)	(110,066)
Self-insurance reserves, end of period	$137,033	$98,475	$94,548

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
January 3, 2015, December 28, 2013 and December 29, 2012
(in thousands, except per share data)

and cost of the respective product sold. To the extent vendors provide upfront allowances in lieu of accepting the obligation for warranty claims and the allowance is in excess of the related warranty expense, the excess is recorded as a reduction to cost of sales.

Revenue Recognition

The Company recognizes revenue at the time the sale is made, at which time the Company’s walk-in customers take immediate possession of the merchandise or same-day delivery is made to the Company’s commercial delivery customers, which include certain independently-owned store locations. For e-commerce sales, revenue is recognized either at the time of pick-up at one of the Company’s store locations or at the time of shipment depending on the customer’s order designation. Sales are recorded net of discounts and rebates, sales taxes and estimated returns and allowances. The Company estimates the reduction to sales and cost of sales for returns based on current sales levels and the Company’s historical return experience. The Company’s reserve for sales returns and allowances was not material as of January 3, 2015 and December 28, 2013.

Share-Based Payments

The Company provides share-based compensation to its Team Members and Board of Directors. The Company is required to exercise judgment and make estimates when determining the (i) fair value of each award granted and (ii) projected number of awards expected to vest. The Company calculates the fair value of all share-based awards at the date of grant and uses the straight-line method to amortize this fair value as compensation cost over the requisite service period.

Derivative Instruments and Hedging Activities

The Company’s accounting policy for derivative financial instruments is based on whether the instruments meet the criteria for designation as cash flow or fair value hedges. The criteria for designating a derivative as a hedge include the assessment of the instrument’s effectiveness in risk reduction, matching of the derivative instrument to its underlying transaction and the probability that the underlying transaction will occur. For derivatives with cash flow hedge designation, the Company would recognize the after-tax gain or loss from the effective portion of the hedge as a component of Accumulated other income (loss) and reclassify it into earnings in the same period or periods in which the hedged transaction affected earnings, and within the same income statement line item as the impact of the hedged transaction. For derivatives with fair value hedge accounting designation, the Company would recognize gains or losses from the change in the fair value of these derivatives, as well as the offsetting change in the fair value of the underlying hedged item, in earnings. Previously, the Company has utilized treasury rate locks designated as cash flow hedges to lock interest rates in anticipation of debt issuances. The Company had no derivative instruments outstanding as of January 3, 2015 and December 28, 2013.

Foreign Currency Translation

The assets and liabilities of the Company's Canadian operations are translated into U.S. dollars at current exchange rates, and revenues, expenses and cash flows are translated at average exchange rates for the fiscal year. Resulting translation adjustments are reflected as a separate component in the Consolidated Statements of Comprehensive Income. Gains and losses from foreign currency transactions, which are included in Other income, net, have not been significant for any of the periods presented.

Accumulated Other Comprehensive Income (Loss)

Comprehensive income (loss) is a measure that reports all changes in equity resulting from transactions and other economic events during the period. The changes in accumulated other comprehensive income refer to revenues, expenses, gains, and losses that are included in other comprehensive income but excluded from net income.

The Company’s Accumulated other comprehensive income (loss) is comprised of foreign currency translation gains (losses), the net unrealized gain associated with the Company's postretirement benefit plan and the unamortized portion of the previously recorded unrecognized gains on interest rate swaps and forward treasury rate locks.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
January 3, 2015, December 28, 2013 and December 29, 2012
(in thousands, except per share data)

Goodwill and Other Intangible Assets

Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for under the purchase method. The Company tests goodwill and indefinite-lived intangible assets for impairment annually as of the first day of the fiscal fourth quarter, or when indications of potential impairment exist. These indicators would include a significant change in operating performance, the business climate, legal factors, competition, or a planned sale or disposition of a significant portion of the business, among other factors. The Company reviews finite-lived intangible assets for impairment in accordance with its policy for the valuation of long-lived assets.

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

When such an event occurs, the Company estimates the undiscounted future cash flows expected to result from the use of the long-lived asset (asset group) and its eventual disposition. These impairment evaluations involve estimates of asset useful lives and future cash flows. If the undiscounted expected future cash flows are less than the carrying amount of the asset and the carrying amount of the asset exceeds its fair value, an impairment loss is recognized. When an impairment loss is recognized, the carrying amount of the asset is reduced to its estimated fair value based on quoted market prices or other valuation techniques (e.g., discounted cash flow analysis). In 2014, the Company recognized impairment losses of $11,819 on various store and corporate assets. The remaining fair value of these assets was not significant. There were no material impairment losses in 2013 or 2012.

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

Basic earnings per share of common stock has been computed based on the weighted-average number of common shares outstanding during the period, which is reduced by stock held in treasury and shares of nonvested restricted stock. Diluted earnings per share is calculated by including the effect of dilutive securities. Diluted earnings per share of common stock

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
January 3, 2015, December 28, 2013 and December 29, 2012
(in thousands, except per share data)

reflects the weighted-average number of shares of common stock outstanding, outstanding deferred stock units and the impact of outstanding stock options and stock appreciation rights (collectively “share-based awards”). Share-based awards containing performance conditions are included in the dilution impact as those conditions are met.

Lease Accounting

The Company leases certain store locations, distribution centers, office spaces, equipment and vehicles. The total amount of minimum rent is expensed on a straight-line basis over the initial term of the lease unless external economic factors exist such that renewals are reasonably assured, in which case the Company would include the renewal period in its amortization period. In those instances, the renewal period would be included in the lease term for purposes of establishing an amortization period and determining if such lease qualified as a capital or operating lease. In addition to minimum fixed rental payments, some leases provide for contingent facility rentals. Differences between the calculated rent expense and cash payments are recorded as a liability within the Accrued expenses and Other long-term liabilities captions in the accompanying consolidated balance sheets, based on the terms of the lease. Deferred rent was $60,275 and $50,638 as of January 3, 2015 and December 28, 2013, respectively. Contingent facility rentals are determined on the basis of a percentage of sales in excess of stipulated minimums for certain store facilities as defined in the individual lease agreements. Most of the leases provide that the Company pay taxes, maintenance, insurance and certain other expenses applicable to the leased premises. Management expects that in the normal course of business leases that expire will be renewed or replaced by other leases.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation, or at fair value at acquisition if acquired through a business combination. Expenditures for maintenance and repairs are charged directly to expense when incurred; major improvements are capitalized. When items are sold or retired, the related cost and accumulated depreciation are removed from the account balances, with any gain or loss reflected in the consolidated statements of operations.

Depreciation of land improvements, buildings, furniture, fixtures and equipment, and vehicles is provided over the estimated useful lives of the respective assets using the straight-line method. Depreciation of building and leasehold improvements is provided over the shorter of the original useful lives of the respective assets or the term of the lease using the straight-line method.

Closed Store Liabilities and Exit Activities

The Company continually reviews the operating performance of its existing store locations and closes or relocates certain stores identified as underperforming or delivering strategically or financially unacceptable results. Expenses accrued pertaining to closed store exit activities are included in the Company’s closed store liabilities, within Accrued expenses and Other long-term liabilities in the accompanying consolidated balance sheets, and recognized in SG&A in the accompanying consolidated statements of operations at the time the facilities actually close. Closed store liabilities include the present value of the remaining lease obligations and management’s estimate of future costs of insurance, property tax and common area maintenance expenses (reduced by the present value of estimated revenues from subleases and lease buyouts).

From time to time closed store liability estimates require revisions, primarily due to changes in assumptions associated with revenue from subleases. The effect of accretion and changes in estimates for our closed store liabilities are included in SG&A in the accompanying consolidated statements of operations at the time the changes in estimates are made.

Employees receiving severance benefits as the result of a store closing or other restructuring activity are required to render service until they are terminated in order to receive benefits. The severance is recognized in SG&A in the accompanying consolidated statements of operations over the related service period. Other restructuring costs, including costs to relocate employees, are recognized in the period in which the liability is incurred.

The Company also evaluates and determines if the results from the closure of store locations should be reported as discontinued operations based on the elimination of the operations and associated cash flows from the Company’s ongoing

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
January 3, 2015, December 28, 2013 and December 29, 2012
(in thousands, except per share data)

operations. Operations and associated cash flows transferred to another store in the local market are not considered eliminated in the evaluation of discontinued operations.

Cost of Sales and Selling, General and Administrative Expenses

The following table identifies the primary costs classified in each major expense category:

Cost of Sales			SG&A
•	Total cost of merchandise sold including:		•	Payroll and benefit costs for store and corporate
	-	Freight expenses associated with moving		Team Members;
		merchandise inventories from our vendors to	•	Occupancy costs of store and corporate facilities;
		our distribution center,	•	Depreciation and amortization related to store and
	-	Vendor incentives, and		corporate assets;
	-	Cash discounts on payments to vendors;	•	Advertising;
•	Inventory shrinkage;		•	Costs associated with our Commercial delivery
•	Defective merchandise and warranty costs;			program, including payroll and benefit costs,
•	Costs associated with operating our distribution			and transportation expenses associated with moving
	network, including payroll and benefit costs,			merchandise inventories from our stores and branches to
	occupancy costs and depreciation; and			our customer locations;
•	Freight and other handling costs associated with		•	Self-insurance costs;
	moving merchandise inventories through our		•	Professional services;
	supply chain		•	Other administrative costs, such as credit card
	-	From our distribution centers to our store and		service fees, supplies, travel and lodging;
		branch locations and customers, and	•	Closed store expense;
	-	From certain of our larger stores which stock a	•	Impairment charges;
		wider variety and greater supply of inventory (“HUB	•	GPI acquisition-related expenses and integration costs;
		stores”) to our stores after the customer has		and
		special-ordered the merchandise.	•	BWP acquisition-related expenses and integration costs.

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
January 3, 2015, December 28, 2013 and December 29, 2012
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

Merchandise Inventory

The Company used the LIFO method of accounting for approximately 88% of inventories at January 3, 2015 and 95% at December 28, 2013. Under LIFO, the Company’s cost of sales reflects the costs of the most recently purchased inventories, while the inventory carrying balance represents the costs for inventories purchased in 2014 and prior years. As a result of utilizing LIFO, the Company recorded an increase to cost of sales of $8,930 in 2014 and a reduction to cost of sales of $5,572 and $24,087 in 2013 and 2012, respectively. The Company’s overall costs to acquire inventory for the same or similar products have generally decreased historically as the Company has been able to leverage its continued growth and execution of merchandise strategies. The increase in cost of sales for 2014 was the result of an increase in supply chain costs.

Product Cores

The remaining inventories are comprised of product cores, the non-consumable portion of certain parts and batteries and the inventory of certain subsidiaries, which are valued under the first-in, first-out (“FIFO”) method. Product cores are included as part of the Company’s merchandise costs and are either passed on to the customer or returned to the vendor. Because product cores are not subject to frequent cost changes like the Company’s other merchandise inventory, there is no material difference when applying either the LIFO or FIFO valuation method.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
January 3, 2015, December 28, 2013 and December 29, 2012
(in thousands, except per share data)

Inventory Overhead Costs

Purchasing and warehousing costs included in inventory as of January 3, 2015 and December 28, 2013, were $321,856 and $161,519, respectively.

Inventory Balance and Inventory Reserves

Inventory balances at the end of 2014 and 2013 were as follows:

	January 3, 2015	December 28, 2013
Inventories at FIFO, net	$3,814,123	$2,424,795
Adjustments to state inventories at LIFO	122,832	131,762
Inventories at LIFO, net	$3,936,955	$2,556,557

Inventory quantities are tracked through a perpetual inventory system. The Company completes physical inventories and other targeted inventory counts in its store locations to ensure the accuracy of the perpetual inventory quantities of both merchandise and core inventory in these locations. In its distribution centers and branches, the Company uses a cycle counting program to ensure the accuracy of the perpetual inventory quantities of both merchandise and product core inventory. Reserves for estimated shrink are established based on the results of physical inventories conducted by the Company with the assistance of an independent third party in substantially all of the Company’s stores over the course of the year, other targeted inventory counts in its stores, results from recent cycle counts in its distribution facilities and historical and current loss trends.

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

The following table presents changes in the Company’s inventory reserves for years ended January 3, 2015, December 28, 2013 and December 29, 2012:

	January 3, 2015	December 28, 2013	December 29, 2012
Inventory reserves, beginning of period	$37,523	$31,418	$30,786
Additions to inventory reserves	92,773	65,466	72,852
Reserves utilized	(80,857)	(59,361)	(72,220)
Inventory reserves, end of period	$49,439	$37,523	$31,418

4.	Acquisitions:

General Parts International, Inc.

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

The Company acquired all of GPI's assets and liabilities as a result of the transaction. Under the terms of the agreement, the Company acquired all of the outstanding stock of GPI for a purchase price of $2,080,804 (subject to adjustment for certain

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
January 3, 2015, December 28, 2013 and December 29, 2012
(in thousands, except per share data)

closing items) consisting of $1,307,991 in cash to GPI's shareholders, the repayment of $694,301 of GPI debt and $78,512 in make-whole fees and transaction-related expenses paid by the Company on GPI's behalf. The Company funded the purchase price with cash on-hand, $700,000 from a term loan and $306,046 from a revolving credit facility. Refer to Note 8, Long-Term Debt, for a more detailed description of this debt. The Company recognized $26,970 of acquisition-related costs during 2013, which was included in SG&A expenses and interest expense. The Company recognized no acquisition-related costs during Fiscal 2014, as all of these costs were recognized during Fiscal 2013. The Company has included the financial results of GPI in its consolidated financial statements commencing January 2, 2014. GPI contributed sales of $3,040,493 and net income of $58,535 during 2014. The net income reflects amortization related to the acquired intangible assets and integration expenses.

The Company placed $200,881 of the total purchase price in escrow to secure indemnification obligations of the sellers relating to the accuracy of representations and warranties and the satisfaction of covenants. Half of the escrow funds will be disbursed to the Sellers on July 2, 2015 and the remaining amounts distributed on January 2, 2017, after deducting for any claims indemnified from escrow. At the acquisition date, the Company recognized a net indemnification asset of $4,283 with respect to liabilities for which it intends to make a claim from escrow. According to the agreement, the Company will be indemnified, for the escrow term of three years, against losses incurred relating to taxes owed by GPI for periods prior to June 30, 2013.

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

The Company completed the valuation of the assets acquired and liabilities assumed in the third quarter of 2014. Due to the nature of GPI's business, the assets acquired and liabilities assumed as part of this acquisition are similar in nature to those of the Company. The goodwill of $797,391 arising from the acquisition consists largely of the anticipated synergies and economies of scale from the combined companies and the overall strategic importance of GPI to the Company. The goodwill attributable to the acquisition will not be amortizable or deductible for tax purposes. For additional information regarding goodwill and intangible assets acquired, see Note 6, Goodwill and Intangible Assets.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
January 3, 2015, December 28, 2013 and December 29, 2012
(in thousands, except per share data)

The Company recorded an asset associated with favorable leases of $56,465 and a liability associated with unfavorable leases of $48,604, which are included in intangible assets and other long-term liabilities, respectively. Favorable and unfavorable lease assets and liabilities will be amortized to rent expense over their expected lives, which approximates the period of time that the favorable or unfavorable lease terms will be in effect. The fair value of financial assets acquired included receivables of $255,997 primarily from Commercial customers and vendors. The gross amount due was $269,006, of which $13,009 was expected to be uncollectible.

Unaudited Pro Forma Financial Information

The following unaudited consolidated pro forma financial information combines the respective measure of the Company for Fiscal 2013 and GPI for the twelve months ended December 31, 2013. The pro forma financial information has been prepared by adjusting the historical data to give effect to the acquisition as if it had occurred on December 30, 2012 (the first day of the Company's fiscal 2013).

December 28, 2013
(52 weeks)
Pro forma:
Net sales	$9,456,405

Net income	$428,562

Basic earnings per share	$5.88

Diluted earnings per share	$5.84
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

•
elimination of the GPI recognition of a deferred gain in 2013 of $6,385 for the twelve months ended December 31, 2013 from a sale leaseback transaction as the deferred values were subsequently removed in purchase accounting; and

•	elimination of acquisition-related transaction fees incurred by the Company of $26,970 for the fifty-two weeks ended December 28, 2013.
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

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
January 3, 2015, December 28, 2013 and December 29, 2012
(in thousands, except per share data)

B.W.P. Distributors, Inc.

On December 31, 2012, the Company acquired B.W.P. Distributors, Inc. ("BWP") in an all-cash transaction. BWP, formerly a privately-held company, supplied, marketed and distributed automotive aftermarket parts and products principally to Commercial customers. Prior to the acquisition, BWP operated or supplied 216 locations in the northeastern U.S. The Company believes this acquisition will enable the Company to continue its expansion in the competitive Northeast, which is a strategic growth area for the Company due to the large population and overall size of the market, and to gain valuable information to apply to its existing operations as a result of BWP's expertise in Commercial. The amount of acquired goodwill reflects this strategic importance to the Company.

Concurrent with the closing of the acquisition, the Company transferred one distribution center and BWP's rights to distribute to 92 independently owned locations to an affiliate of GPI. As a result, the Company began operating the 124 BWP company-owned stores and two remaining BWP distribution centers as of the closing date. The Company has included the financial results of BWP in its consolidated financial statements commencing December 31, 2012 (Fiscal 2013). Pro forma results of operations related to the acquisition of BWP are not presented as BWP's results are not material to the Company's consolidated statements of operations.

Under the terms of the agreement, the Company acquired the net assets in exchange for a purchase price of $187,109. Following the closing of the acquisition, the Company sold certain of the acquired assets for $16,798 related to the transfer of operations to GPI. The Company recognized $123,446 of goodwill upon the acquisition, which is expected to be deductible for income tax purposes.

Other

The Company also acquired nine stores during 2014 with an aggregate purchase price of $5,155. The results of these stores are not material to the Company's consolidated financial statements.

5. Exit Activities and Impairment:

Office Consolidations

In June 2014, the Company approved plans to relocate operations from its Minneapolis, Minnesota and Campbell, California offices to other existing offices of the Company, including its offices in Newark, California, Roanoke, Virginia and Raleigh, North Carolina, and to close its Minneapolis and Campbell offices. The Company also expects to relocate various functions between its existing offices in Roanoke and Raleigh. The Company anticipates that the relocations and office closings will be substantially completed by the end of 2015.

In connection with these relocations and office closings, the Company plans to relocate some employees and terminate the employment of others. The Board of Directors of the Company approved this action in order to take advantage of synergies following the acquisition of GPI and to capitalize on the strength of existing locations and organizational experience. The Company estimates that it will incur restructuring costs of approximately $28,800 under these plans through the end of 2015. Substantially all of these costs are expected to be cash expenditures. This estimate includes approximately $11,200 of employee severance costs and $17,600 of relocation costs.

Employees receiving severance/outplacement benefits will be required to render service until they are terminated in order to receive the benefits. Therefore, the severance/outplacement benefits will be recognized over the related service periods. During 2014, the Company recognized $6,731 of severance/outplacement benefits under these restructuring plans and other severance related to the acquisition of GPI. Other restructuring costs, including costs to relocate employees, will be recognized in the period in which the liability is incurred. During 2014, the Company recognized $7,053 of relocation costs.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
January 3, 2015, December 28, 2013 and December 29, 2012
(in thousands, except per share data)

Integration of Carquest stores

The Company also approved plans in June 2014 to begin consolidating its Carquest stores acquired on January 2, 2014. As of January 3, 2015, 98 Carquest stores had been consolidated into existing Advance Auto Parts stores and 10 Carquest stores had been converted to the Advance Auto Parts format. Plans are in place to consolidate or convert the remaining Carquest stores over the next few years. In addition, the Company will continue to consolidate or convert the remaining Carquest named stores that were acquired with BWP on December 31, 2012, 34 of which were consolidated and 19 were converted during 2014. The Company estimates that the total exit costs to be incurred as a result of consolidations and conversions during Fiscal 2015 will be approximately $5,500, consisting primarily of closed store lease obligations.

Contract termination costs, such as those associated with leases on closed stores will be recognized at the cease-use date. Closed lease liabilities include the present value of the remaining lease obligations and management’s estimate of future costs of insurance, property tax and common area maintenance (reduced by the present value of estimated revenues from subleases and lease buyouts). The Company’s closed store lease obligations at January 3, 2015 included $5,812 related to the consolidations of Carquest stores during 2014.

Other Exit Activities

In August 2014, the Company approved plans to consolidate 33 of its 40 Autoparts International ("AI") stores located in Florida into Advance Auto Parts stores by the end of 2015. Eleven of these stores were consolidated in 2014. The Company also plans to convert the remaining 7 AI stores in Florida to Advance Auto Parts stores by the end of 2015. The total exit costs associated with the AI consolidations is expected to be immaterial.

Total Restructuring Liabilities

A summary of the Company’s restructuring liabilities, which are recorded in accrued expenses (current portion) and long-term liabilities (long-term portion) in the accompanying condensed consolidated balance sheet, are presented in the following table:

	Closed Store Lease Obligations	Severance	Relocation and Other Exit Costs	Total
For the year ended January 3, 2015:

Balance, December 28, 2013	$11,212	$—	$—	$11,212
Reserves acquired with GPI	3,455	—	—	3,455
Reserves established	11,138	8,038	7,053	26,229
Change in estimates	1,053	(1,307)	—	(254)
Cash payments	(7,588)	(927)	(5,237)	(13,752)
Balance, January 3, 2015	$19,270	$5,804	$1,816	$26,890

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
January 3, 2015, December 28, 2013 and December 29, 2012
(in thousands, except per share data)

6.	Goodwill and Intangible Assets:

Goodwill

The following table reflects the carrying amount of goodwill and the changes in goodwill carrying amounts.

	January 3, 2015	December 28, 2013
	(53 weeks ended)	(52 weeks ended)
Goodwill, beginning of period	$199,835	$76,389
Acquisitions	798,043	123,446
Changes in foreign currency exchange rates	(2,452)	—

Goodwill, end of period	$995,426	$199,835

As discussed in Note 4, Acquisitions, on January 2, 2014, the Company acquired GPI in an all-cash transaction which resulted in the addition of $797,391 of goodwill. During 2014, the Company also added $652 of goodwill associated with the acquisition of nine stores. On December 31, 2012, the Company acquired BWP in an all-cash transaction which resulted in the addition of $123,446 of goodwill.
Intangible Assets Other Than Goodwill

In 2014, the Company recorded an increase to intangible assets of $757,453 related to the acquisition of GPI and nine stores. The increase included customer relationships of $330,293 which will be amortized over 12 years, non-competes totaling $50,695 which will be amortized over 5 years and favorable leases of $56,465 which will be amortized over the life of the leases at a weighted average of 4.5 years. The increase also includes indefinite-lived intangibles of $320,000 from acquired brands.

In 2013, the Company recorded a net increase to intangible assets of $29,001 related to the acquisition of BWP. The net increase included customer relationships of $23,801 which will be amortized over 12 years and other intangible assets of $5,200 which will be amortized over a weighted average of 3.4 years. The increases in intangible assets are presented net of the sale of certain BWP customer relationships subsequent to the acquisition which reduced intangible assets by $2,244.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
January 3, 2015, December 28, 2013 and December 29, 2012
(in thousands, except per share data)

Amortization expense was $56,499, $7,974 and $3,635 for 2014, 2013 and 2012, respectively. The gross carrying amounts and accumulated amortization of acquired intangible assets as of January 3, 2015 and December 28, 2013 are comprised of the following:

	January 3, 2015			December 28, 2013
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Customer relationships	$362,483	$(40,609)	$321,874	$33,601	$(10,309)	$23,292
Acquired technology	8,850	(8,569)	281	8,850	(6,381)	2,469
Favorable leases	56,342	(11,939)	44,403	—	—	—
Non-compete and other	56,780	(14,596)	42,184	6,085	(2,524)	3,561
	484,455	(75,713)	408,742	48,536	(19,214)	29,322

Unamortized intangible assets:
Brands, trademark and tradenames	339,383	—	339,383	20,550	—	20,550

Total intangible assets	$823,838	$(75,713)	$748,125	$69,086	$(19,214)	$49,872

Future Amortization Expense

The table below shows expected amortization expense for the next five years for acquired intangible assets recorded as of January 3, 2015:

Fiscal Year	Amount
2015	$52,115
2016	48,312
2017	45,959
2018	42,948
2019	32,187
Thereafter	187,221

7.	Receivables, net:

Receivables consist of the following:

	January 3, 2015	December 28, 2013
Trade	$360,922	$145,670
Vendor	222,476	138,336
Other	12,579	6,884
Total receivables	595,977	290,890
Less: Allowance for doubtful accounts	(16,152)	(13,295)
Receivables, net	$579,825	$277,595

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
January 3, 2015, December 28, 2013 and December 29, 2012
(in thousands, except per share data)

8.	Long-term Debt:

Long-term debt consists of the following:

	January 3, 2015	December 28, 2013
Revolving facility at variable interest rates (2.45% and 1.47% at January 3, 2015 and December 28, 2013, respectively) due December 5, 2018	$93,400	$—
Term loan at variable interest rates (1.72% and 1.67% at January 3, 2015 and December 28, 2013, respectively) due January 2, 2019	490,000	—
5.75% Senior Unsecured Notes (net of unamortized discount of $746 and $865 at January 3, 2015 and December 28, 2013, respectively) due May 1, 2020	299,254	299,135
4.50% Senior Unsecured Notes (net of unamortized discount of $72 and $80 at January 3, 2015 and December 28, 2013, respectively) due January 15, 2022	299,928	299,920
4.50% Senior Unsecured Notes (net of unamortized discount of $1,271 and $1,387 at January 3, 2015 and December 28, 2013) due December 1, 2023	448,729	448,613
Other	5,582	5,916
	1,636,893	1,053,584
Less: Current portion of long-term debt	(582)	(916)
Long-term debt, excluding current portion	$1,636,311	$1,052,668

Bank Debt

On December 5, 2013, the Company entered into a new credit agreement (the "2013 Credit Agreement") which provides a $700,000 unsecured term loan and a $1,000,000 unsecured revolving credit facility with Advance Stores, as Borrower, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent. This revolving credit facility replaced the revolver under the Company’s former Credit Agreement dated as of May 27, 2011 with Advance Stores, as Borrower, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (the “2011 Credit Agreement”). Upon execution of the 2013 Credit Agreement, the lenders’ commitments under the 2011 Credit Agreement were terminated and the liabilities of the Company and its subsidiaries with respect to their obligations under the 2011 Credit Agreement were discharged. The new revolving credit facility also provides for the issuance of letters of credit with a sub-limit of $300,000 and swingline loans in an amount not to exceed $50,000. The Company may request, subject to agreement by one or more lenders, that the total revolving commitment be increased by an amount not to exceed $250,000 by those respective lenders (up to a total commitment of $1,250,000) during the term of the 2013 Credit Agreement. Voluntary prepayments and voluntary reductions of the revolving balance are permitted in whole or in part, at the Company’s option, in minimum principal amounts as specified in the 2013 Credit Agreement. Under the terms of the 2013 Credit Agreement, the revolving credit facility terminates in December 2018 and the term loan matures in January 2019.

As of January 3, 2015, under the 2013 Credit Agreement, the Company had outstanding borrowings of $93,400 under the revolver and $490,000 under the term loan. As of January 3, 2015, the Company also had letters of credit outstanding of $124,334, which reduced the availability under the revolver to $782,266. The letters of credit generally have a term of one year or less and primarily serve as collateral for the Company’s self-insurance policies.

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

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
January 3, 2015, December 28, 2013 and December 29, 2012
(in thousands, except per share data)

The 2013 Credit Agreement contains customary covenants restricting the ability of: (a) subsidiaries of Advance Stores to, among other things, create, incur or assume additional debt: (b) Advance Stores and its subsidiaries to, among other things, (i) incur liens, (ii) make loans and investments, (iii) guarantee obligations, and (iv) change the nature of its business conducted by itself and its subsidiaries; (c) Advance, Advance Stores and their subsidiaries to, among other things (i) engage in certain mergers, acquisitions, asset sales and liquidations, (ii) enter into certain hedging arrangements, (iii) enter into restrictive agreements limiting its ability to incur liens on any of its property or assets, pay distributions, repay loans, or guarantee indebtedness of its subsidiaries and (iv) engage in sale-leaseback transactions; and (d) Advance, among other things, to change its holding company status. Advance and Advance Stores are required to comply with financial covenants with respect to a maximum leverage ratio and a minimum consolidated coverage ratio. The 2013 Credit Agreement also provides for customary events of default, including non-payment defaults, covenant defaults and cross-defaults to Advance Stores’ other material indebtedness. The Company was in compliance with its covenants with respect to the 2013 Credit Agreement at January 3, 2015 and December 28, 2013.

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

The Company previously issued 4.50% senior unsecured notes in January 2012 at 99.968% of the principal amount of $300,000, which are due January 15, 2022 (the “2022 Notes”). The 2022 Notes bear interest at a rate of 4.50% per year payable semi-annually in arrears on January 15 and July 15 of each year. The Company also previously issued 5.75% senior unsecured notes in April 2010 at 99.587% of the principal amount of $300,000, which are due May 1, 2020 (the “2020 Notes” or collectively with the 2023 Notes and the 2022 Notes, “the Notes”). The 2020 Notes bear interest at a rate of 5.75% per year payable semi-annually in arrears on May 1 and November 1 of each year. Advance served as the issuer of the Notes with certain of Advance’s domestic subsidiaries currently serving as subsidiary guarantors. The terms of the Notes are governed by an indenture (as amended, supplemented, waived or otherwise modified, the “Indenture”) among the Company, the subsidiary guarantors from time to time party thereto and Wells Fargo Bank, National Association, as Trustee.

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

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
January 3, 2015, December 28, 2013 and December 29, 2012
(in thousands, except per share data)

Future Payments

As of January 3, 2015, the aggregate future annual maturities of long-term debt instruments are as follows:

Fiscal Year	Amount
2015	$582
2016	—
2017	35,000
2018	163,400
2019	385,000
Thereafter	1,052,911
$1,636,893

Debt Guarantees

The Company is a guarantor of loans made by banks to various independently-owned Carquest stores that are customers of the Company ("Independents") totaling $33,606 as of January 3, 2015. The Company has concluded that some of these guarantees meet the definition of a variable interest in a variable interest entity. However, the Company does not have the power to direct the activities that most significantly affect the economic performance of the Independents and therefore is not the primary beneficiary of these stores. Upon entering into a relationship with certain Independents, the Company guaranteed the debt of those stores to aid in the procurement of business loans. These loans are collateralized by security agreements on merchandise inventory and other assets of the borrowers. The approximate value of the inventory collateralized in these agreements is $71,997 as of January 3, 2015. The Company believes that the likelihood of performance under these guarantees is remote, and any fair value attributable to these guarantees would be very minimal.

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

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
January 3, 2015, December 28, 2013 and December 29, 2012
(in thousands, except per share data)

The following table sets forth the Company’s financial liabilities that were measured at fair value on a recurring basis as of January 3, 2015 and December 28, 2013:

		Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
As of December 28, 2013:
Contingent consideration related to business acquisitions	$9,475	$—	$—	$9,475

The fair value of the contingent consideration, which was recorded in Accrued expenses as of December 28, 2013, was based on various estimates including the Company’s estimate of the probability of achieving the targets and the time value of money. During 2014, the contingent consideration previously recognized at fair value was paid.

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

The carrying value and fair value of the Company’s long-term debt, excluding the current portion, as of January 3, 2015 and December 28, 2013, respectively, are as follows:

	January 3, 2015	December 28, 2013
Carrying Value	$1,636,311	$1,052,668
Fair Value	$1,728,000	$1,086,000

Non-Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). At January 3, 2015, the Company had no significant fair value measurements of non-financial assets or liabilities subsequent to initial recognition.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
January 3, 2015, December 28, 2013 and December 29, 2012
(in thousands, except per share data)

10. Property and Equipment:

Property and equipment consists of the following:

	Original Useful Lives	January 3, 2015	December 28, 2013
Land and land improvements	0 - 10 years	$438,638	$418,207
Buildings	30 - 40 years	460,187	445,820
Building and leasehold improvements	3 - 30 years	394,259	336,685
Furniture, fixtures and equipment	3 - 20 years	1,402,563	1,244,456
Vehicles	2 - 13 years	37,051	18,291
Construction in progress		71,691	75,985
		2,804,389	2,539,444
Less - Accumulated depreciation		(1,372,359)	(1,255,474)
Property and equipment, net		$1,432,030	$1,283,970

Depreciation expense was $235,040, $199,821 and $185,909 for 2014, 2013 and 2012, respectively. The Company capitalized approximately $11,436, $11,534 and $10,026 incurred for the development of internal use computer software during 2014, 2013 and 2012, respectively. These costs are included in the furniture, fixtures and equipment category above and are depreciated on the straight-line method over three to five years.

11. Accrued Expenses:

Accrued expenses consist of the following:

	January 3, 2015	December 28, 2013
Payroll and related benefits	$116,198	$101,576
Warranty reserves	47,972	39,512
Capital expenditures	29,780	20,714
Self-insurance reserves	58,899	45,504
Taxes payable	87,473	82,179
Other	180,351	139,140
Total accrued expenses	$520,673	$428,625

The following table presents changes in the Company’s warranty reserves:

	January 3, 2015	December 28, 2013	December 29, 2012
Warranty reserves, beginning of period	$39,512	$38,425	$38,847
Reserves acquired with GPI	4,490	—	—
Additions to warranty reserves	52,306	42,380	40,766
Reserves utilized	(48,336)	(41,293)	(41,188)
Warranty reserves, end of period	$47,972	$39,512	$38,425

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
January 3, 2015, December 28, 2013 and December 29, 2012
(in thousands, except per share data)

12. Other Current and Long-term Liabilities:

Other current liabilities consist of the following:

	January 3, 2015	December 28, 2013
Deferred income taxes	$89,173	$135,754
Other	37,273	18,876
Total other current liabilities	$126,446	$154,630

Other long-term liabilities consist of the following:

	January 3, 2015	December 28, 2013
Deferred income taxes	$360,903	$91,957
Self-insurance reserves	78,134	52,971
Deferred rent	55,153	47,851
Unfavorable leases	45,259	—
Other	40,620	38,337
Total other long-term liabilities	$580,069	$231,116

13. Stock Repurchases:

The Company’s stock repurchase program allows it to repurchase its common stock on the open market or in privately negotiated transactions from time to time in accordance with the requirements of the SEC. The Company’s $500,000 stock repurchase program in place as of January 3, 2015 was authorized by its Board of Directors on May 14, 2012.

During 2014, the Company repurchased no shares of its common stock under its stock repurchase program. The Company had $415,092 remaining under its stock repurchase program as of January 3, 2015. During 2013, the Company repurchased 998 shares of its common stock at an aggregate cost of $77,293, or an average price of $77.47 per share under its stock repurchase program.

The Company repurchased 35 shares of its common stock at an aggregate cost of $5,154, or an average price of $148.85 per share, in connection with the net settlement of shares issued as a result of the vesting of restricted stock and restricted stock units during 2014. The Company repurchased 38 shares of its common stock at an aggregate cost of $3,502, or an average price of $91.78 per share, in connection with the net settlement of shares issued as a result of the vesting of restricted stock and restricted stock units during 2013.

14. Earnings per Share:

Certain of the Company’s shares granted to Team Members in the form of restricted stock and restricted stock units are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per share. For 2014, 2013 and 2012, earnings of $1,555, $895 and $870, respectively, were allocated to the participating securities.

Diluted earnings per share are calculated by including the effect of dilutive securities. Share-based awards to purchase approximately 13, 75 and 221 shares of common stock that had an exercise price in excess of the average market price of the common stock during 2014, 2013 and 2012, respectively, were not included in the calculation of diluted earnings per share because they are anti-dilutive.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
January 3, 2015, December 28, 2013 and December 29, 2012
(in thousands, except per share data)

The following table illustrates the computation of basic and diluted earnings per share for 2014, 2013 and 2012, respectively:

	2014	2013	2012
Numerator
Net income applicable to common shares	$493,825	$391,758	$387,670
Participating securities’ share in earnings	(1,555)	(895)	(870)
Net income applicable to common shares	$492,270	$390,863	$386,800
Denominator
Basic weighted average common shares	72,932	72,930	73,091
Dilutive impact of share-based awards	482	484	971
Diluted weighted average common shares	73,414	73,414	74,062

Basic earnings per common share
Net income applicable to common stockholders	$6.75	$5.36	$5.29
Diluted earnings per common share
Net income applicable to common stockholders	$6.71	$5.32	$5.22

15. Income Taxes:

Provision for Income Taxes

Provision for income taxes for 2014, 2013 and 2012 consists of the following:

	Current	Deferred	Total
2014
Federal	$204,743	$45,389	$250,132
State	19,359	4,830	24,189
Foreign	14,999	(1,751)	13,248
	$239,101	$48,468	$287,569
2013
Federal	$202,784	$(1,898)	$200,886
State	25,287	(339)	24,948
Foreign	8,806	—	8,806
	$236,877	$(2,237)	$234,640
2012
Federal	$185,564	$21,940	$207,504
State	20,116	4,953	25,069
Foreign	3,831	—	3,831
	$209,511	$26,893	$236,404

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
January 3, 2015, December 28, 2013 and December 29, 2012
(in thousands, except per share data)

The provision for income taxes differed from the amount computed by applying the federal statutory income tax rate due to:

	January 3, 2015	December 28, 2013	December 29, 2012
Income before provision for income taxes at statutory U.S. federal income tax rate (35%)	$273,488	$219,239	$218,426
State income taxes, net of federal income tax benefit	15,723	16,216	16,295
Other, net	(1,642)	(815)	1,683
	$287,569	$234,640	$236,404

Deferred Income Tax Assets(Liabilities)

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

	January 3, 2015	December 28, 2013
Deferred income tax assets	$151,997	$101,979
Valuation allowance	(5,084)	(1,557)
Deferred income tax liabilities	(593,264)	(321,778)
Net deferred income tax liabilities	$(446,351)	$(221,356)

As of January 3, 2015 and December 28, 2013, the Company had deferred income tax assets of $1,297 and $2,207 from federal net operating losses, or NOLs, of $3,705 and $6,307, and deferred income tax assets of $6,847 and $2,130 from state NOLs of $165,849 and $40,440, respectively. These NOLs may be used to reduce future taxable income and expire periodically through Fiscal 2034. Due to uncertainties related to the realization of certain deferred tax assets for NOLs in certain jurisdictions, the Company recorded a valuation allowance of $5,084 and $1,557 as of both January 3, 2015 and December 28, 2013. The amount of deferred income tax assets realizable, however, could change in the future if projections of future taxable income change. As of January 3, 2015 and December 28, 2013, the Company had cumulative net deferred income tax liabilities of $446,351 and $221,356, respectively.

The Company has not recorded deferred taxes when earnings from foreign operations are considered to be indefinitely invested outside of the U.S. These accumulated net earnings relate to certain ongoing operations for multiple years and were approximately $108,000 as of January 3, 2015. It is not practicable to determine the income tax liability that would be payable if such earnings were repatriated.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
January 3, 2015, December 28, 2013 and December 29, 2012
(in thousands, except per share data)

Temporary differences which give rise to significant deferred income tax assets (liabilities) are as follows:

	January 3, 2015	December 28, 2013
Current deferred income tax assets (liabilities):
Inventory valuation differences	$(156,703)	$(178,201)
Accrued medical and workers compensation	14,250	9,370
Accrued expenses not currently deductible for tax	48,684	28,501
Other, net	5,119	5,612
Total current deferred income tax assets (liabilities)	$(88,650)	$(134,718)

Long-term deferred income tax assets (liabilities):
Property and equipment	$(181,511)	$(143,577)
Share-based compensation	13,721	10,733
Accrued medical and workers compensation	30,424	20,532
Net operating loss carryforwards	7,233	3,426
Straight-line rent	21,431	20,784
Intangible assets	(255,050)	(10,961)
Other, net	6,051	12,425
Total long-term deferred income tax assets (liabilities)	$(357,701)	$(86,638)

These amounts are recorded in Other current liabilities and Other long-term liabilities in the accompanying consolidated balance sheets, as appropriate.

Unrecognized Tax Benefits

The following table lists each category and summarizes the activity of the Company’s gross unrecognized tax benefits for the fiscal years ended January 3, 2015, December 28, 2013 and December 29, 2012:

	January 3, 2015	December 28, 2013	December 29, 2012
Unrecognized tax benefits, beginning of period	$18,458	$16,708	$24,711
Increases related to prior period tax positions	—	—	702
Decreases related to prior period tax positions	(4,841)	(1,313)	(9,629)
Increases related to current period tax positions	4,329	3,678	3,985
Settlements	(2,345)	—	(1,111)
Expiration of statute of limitations	(1,568)	(615)	(1,950)
Unrecognized tax benefits, end of period	$14,033	$18,458	$16,708

As of January 3, 2015, December 28, 2013 and December 29, 2012, the entire amount of unrecognized tax benefits, if recognized, would reduce the Company’s annual effective tax rate.

The Company provides for potential interest and penalties associated with uncertain tax positions as a part of income tax expense. During 2014, the Company recognized a benefit from interest and penalties related to uncertain tax positions of $3,684. During 2013, the Company recorded potential interest and penalties of $818. During 2012 the Company recognized a benefit from interest and penalties related to uncertain tax positions of $754. As of January 3, 2015, the Company had recorded a liability for potential interest and penalties of $1,759 and $138, respectively. As of December 28, 2013, the Company had recorded a liability for potential interest and penalties of $5,767 and $316, respectively. The Company has not provided for any

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
January 3, 2015, December 28, 2013 and December 29, 2012
(in thousands, except per share data)

penalties associated with tax contingencies unless considered probable of assessment. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

During the next 12 months, it is possible the Company could conclude on approximately $1,000 to $2,000 of the contingencies associated with unrecognized tax uncertainties due mainly to the conclusion of audits and the expiration of statutes of limitations. The majority of these resolutions would be achieved through the completion of current income tax examinations.

The Company files a U.S. federal income tax return and income tax returns in various states and foreign jurisdictions. The U.S. Internal Revenue Service has completed exams of the U.S. federal income tax returns for years 2007 and prior. With few exceptions, the Company is no longer subject to state and local or non-U.S. income tax examinations by tax authorities for years before 2008.

16. Lease Commitments:

Initial terms for facility leases are typically 10 to 15 years, with renewal options at five year intervals, and may include rent escalation clauses. As of January 3, 2015, future minimum lease payments due under non-cancelable operating leases with lease terms extending through the year 2059 are as follows:

Fiscal Year	Amount
2015	$460,655
2016	439,530
2017	402,581
2018	363,154
2019	317,982
Thereafter	1,262,623
$3,246,525

The Company anticipates its future minimum lease payments will be partially off-set by future minimum sub-lease income. As of January 3, 2015 and December 28, 2013, future minimum sub-lease income to be received under non-cancelable operating leases is $20,289 and $29,950, respectively.

Net Rent Expense

Net rent expense for 2014, 2013 and 2012 was as follows:

	January 3, 2015	December 28, 2013	December 29, 2012
Minimum facility rentals	$463,345	$328,581	$300,552
Contingency facility rentals	488	578	907
Equipment rentals	8,230	5,333	5,027
Vehicle rentals	53,300	29,100	18,401
	525,363	363,592	324,887
Less: Sub-lease income	(9,966)	(5,983)	(4,600)
	$515,397	$357,609	$320,287

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
January 3, 2015, December 28, 2013 and December 29, 2012
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

The Company’s Western Auto subsidiary, together with other defendants including, but not limited to, automobile manufacturers, automotive parts manufacturers and other retailers, has been named as a defendant in lawsuits alleging injury as a result of exposure to asbestos-containing products. The Company and some of its other subsidiaries also have been named as a defendant in many asbestos-related lawsuits. The automotive products at issue in these lawsuits are primarily brake parts. The plaintiffs have alleged that these products contained asbestos and were manufactured, distributed and/or sold by the various defendants. Many of the cases pending against the Company or its subsidiaries are in the early stages of litigation. The damages claimed against the defendants in some of these proceedings are substantial. Additionally, many of the suppliers and manufacturers of asbestos and asbestos-containing products have dissolved or declared bankruptcy, which will limit plaintiffs’ ability to recover monetary damages from those entities. Although the Company and its subsidiaries diligently defend against these claims, the Company may enter into discussions regarding settlement of these and other lawsuits, and may enter into settlement agreements, if it believes settlement is in the best interests of the Company’s shareholders. The Company believes that many of these claims are at least partially covered by insurance. Based on discovery to date, the Company does not believe the cases currently pending will have a material adverse effect on the Company’s operating results, financial position or liquidity. However, if the Company and/or a subsidiary were to incur an adverse verdict in one or more of these claims and was ordered to pay substantial damages that were not covered by insurance, these claims could have a material adverse effect on its operating results, financial position and liquidity. Historically, our asbestos claims have been inconsistent in fact patterns alleged and number and have been immaterial. Furthermore, the outcome of such legal matters is uncertain and the Company's liability, if any, could vary widely. As a result, we are unable to estimate a possible range of loss with respect to unasserted asbestos claims that may be filed against the Company or any subsidiary in the future. If the number of claims filed against the Company or any of its subsidiaries alleging injury as a result of exposure to asbestos-containing products increases substantially, the costs associated with concluding these claims, including damages resulting from any adverse verdicts, could have a material adverse effect on its operating results, financial position or liquidity in future periods.

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

18. Benefit Plans:

401(k) Plan

The Company maintains a defined contribution benefit plan, which covers substantially all Team Members after one year of service and who have attained the age of 21. The plan allows for Team Member salary deferrals, which are matched at the Company’s discretion. During 2014, GPI also maintained its existing defined contribution plan which allowed for GPI Team Member salary deferrals and discretionary fixed and profit sharing contributions by the Company. The GPI plan was merged into the Advance Auto Part plan at the beginning of fiscal 2015. Company contributions to these plans were $15,208, $10,850 and $10,255 in 2014, 2013 and 2012, respectively.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
January 3, 2015, December 28, 2013 and December 29, 2012
(in thousands, except per share data)

Deferred Compensation

The Company maintains a non-qualified deferred compensation plan for certain Team Members. This plan provides for a minimum and maximum deferral percentage of the Team Member’s base salary and bonus, as determined by the Retirement Plan Committee. The Company establishes and maintains a deferred compensation liability for this plan. As of January 3, 2015 and December 28, 2013, these liabilities were $16,487 and $14,835, respectively.

19. Share-Based Compensation:

Overview

The Company grants share-based compensation awards to its Team Members and members of its Board of Directors as provided for under the Company’s 2014 Long-Term Incentive Plan, or 2014 LTIP, which was approved by the Company's shareholders on May 14, 2014. Prior to May 14, 2014 the Company granted share-based compensation awards to its Team Members under the 2004 Long-Term Incentive Plan, which expired following the approval of the 2014 LTIP. The Company currently grants share-based compensation in the form of stock appreciation rights (“SARs”), restricted stock units ("RSUs") and deferred stock units (“DSUs”). At January 3, 2015, the Company also had outstanding restricted stock granted prior to the transition to RSUs in 2012.

At January 3, 2015, there were 4,822 shares of common stock available for future issuance under the 2014 Plan based on management’s current estimate of the probable vesting outcome for performance-based awards. The Company issues new shares of common stock upon exercise of stock options and SARs. Availability is determined net of forfeitures and shares withheld for payment of taxes due. Availability also includes shares which became available for reissuance in connection with the exercise of SARs.

General Terms of Awards

The Company’s grants generally include both a time-based service portion and a performance-based portion, which collectively represent the target award.

Time-Vested Awards

The Company's outstanding time-vested awards consist of SARs, RSUs and restricted stock. The SARs generally vest over a three-year period in equal annual installments beginning on the first anniversary of the grant date. All SARs granted are non-qualified, terminate on the seventh anniversary of the grant date, and contain no post-vesting restrictions other than normal trading black-out periods prescribed by the Company’s corporate governance policies.

The RSU and restricted stock grants generally vest over a three-year period in equal annual installments beginning on the first anniversary of the grant date. During the vesting period, holders of RSUs and restricted stock are entitled to receive dividends or in the case of RSUs, dividend equivalents, while holders of restricted stock are also entitled to voting rights. For restricted stock, the Company's shares are considered outstanding at the date of grant, but are restricted until they vest and cannot be sold by the recipient until the restriction has lapsed at the end of the respective vesting period.

Performance-Based Awards

The Company's outstanding performance-based awards consist of SARs and RSUs. Performance awards may vest following a three-year period subject to the Company’s achievement of certain financial goals as specified in the grant agreements. Depending on the Company’s results during the three-year performance period, the actual number of awards vesting at the end of the period may range from 75% to 200% of the target award (50% to 200% for certain officers). Prior to the December 2013 grant, the target award for purposes of applying the performance multiple was defined as the total award including the time-based and performance-based portions. Beginning with the December 2013 grant the target award for purposes of applying the performance multiples is defined solely as the performance portion of the award granted. The

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
January 3, 2015, December 28, 2013 and December 29, 2012
(in thousands, except per share data)

performance RSUs do not have dividend equivalent rights or voting rights until the shares are earned and issued following the applicable performance period.

Share-Based Compensation Expense & Cash Flows

Total share-based compensation expense and cash received included in the Company’s consolidated statements of operations and consolidated statements of cash flows, including the related income tax benefits, for 2014, 2013 and 2012 are as follows:

	2014	2013	2012
Share-based compensation expense	$21,705	$13,191	$15,236
Deferred income tax benefit	8,013	4,991	5,774

Proceeds from the issuance of common stock, primarily exercise of stock options	6,578	3,611	8,495
Tax withholdings related to the exercise of stock appreciation rights	(7,102)	(21,856)	(26,677)
Excess tax benefit from share-based compensation	10,487	16,320	23,099

As of January 3, 2015, there was $43,979 of unrecognized compensation expense related to all share-based awards that was expected to be recognized over a weighted average period of 1.6 years. Expense related to the issuance of share-based compensation is included in SG&A in the accompanying consolidated statements of operations. Expense is recognized net of forfeitures, which are estimated based on historical experience.

The fair value of each SAR was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Black-Scholes Option Valuation Assumptions	2014	2013	2012

Risk-free interest rate (1)	1.2%	1.1%	0.5%
Expected dividend yield	0.2%	0.3%	0.3%
Expected stock price volatility (2)	27.0%	26.9%	33.2%
Expected life of awards (in months) (3)	49	49	49

(1)	The risk-free interest rate is based on the U.S. Treasury constant maturity interest rate having term consistent with the expected life of the award.

(2)	Expected volatility is determined using a blend of historical and implied volatility.

(3)	The expected life of the Company's awards represents the estimated period of time until exercise and is based on historical experience of previously granted awards.

Time-Based Share Awards

Stock Options

At December 28, 2013 the Company had 45 options outstanding with a weighted-average exercise price of $41.64. All of the outstanding options were exercised during 2014 and had an aggregate intrinsic value on the date of exercise of $3,747.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
January 3, 2015, December 28, 2013 and December 29, 2012
(in thousands, except per share data)

Stock Appreciation Rights

The following table summarizes the time-vested SARs activity for 2014:

	Number of Awards	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding at December 28, 2013	1,090	$61.79
Granted	—	—
Exercised	(243)	54.88
Forfeited	(21)	67.71
Outstanding at January 3, 2015	826	$63.68	3.54	$78,332

Vested and expected to vest	823	$63.64	3.54	$78,107

Outstanding and exercisable	714	$61.92	3.32	$69,033

The weighted average fair value of time-vested SARs granted during 2013 and 2012 was $18.55 and $19.25 per share, respectively. No time-vested SARs were granted in 2014. The aggregate intrinsic value reflected in the table above and in the table below is based on the Company’s closing stock price of $158.56 as of the last trading day of Fiscal 2014. The aggregate intrinsic value, defined as the amount by which the market price of the stock on the date of exercise exceeded the exercise price, of SARs exercised during 2014, 2013 and 2012 was $18,975, $36,998 and $37,477, respectively.

Restricted Stock Units and Restricted Stock

The following table summarizes the RSU and restricted stock activity for the fiscal year ended January 3, 2015:

	Number of Awards	Weighted-Average Grant Date Fair Value

Nonvested at December 28, 2013	210	$91.44
Granted	190	139.43
Vested	(94)	87.93
Forfeited	(23)	103.75
Nonvested at January 3, 2015	283	$123.89

The fair value of each RSU and restricted stock award is determined based on the market price of the Company’s common stock on the date of grant. The weighted average fair value of RSUs and restricted shares granted during 2014, 2013 and 2012 was $139.43, $102.19 and $75.26 per share, respectively. The total grant date fair value of RSUs and restricted shares vested during 2014, 2013 and 2012 was $8,293, $5,035 and $4,734, respectively.

Performance-Based Awards

The number of performance-based awards outstanding are reflected in the following tables based on the number of awards that the Company believed were probable of vesting. Performance-based awards granted during 2014 are presented at the target level, as achievement of the target level was deemed probable as of the grant date. The change in units based on performance represents the change in the number of previously granted awards expected to vest based on the Company's updated probability assessment at January 3, 2015.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
January 3, 2015, December 28, 2013 and December 29, 2012
(in thousands, except per share data)

Compensation expense for performance-based awards of $6,161, $1,141, and $3,267 in 2014, 2013 and 2012, respectively, was determined based on management’s estimate of the probable vesting outcome.

Performance-Based SARs

The following table summarizes the performance-based SARs activity for 2014:

	Number of Awards	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding at December 28, 2013	520	$78.21
Granted	303	141.57
Change in units based on performance	(48)	90.57
Exercised	(39)	35.18
Forfeited	(107)	68.97
Outstanding at January 3, 2015	629	$112.01	5.47	$29,285

Vested and expected to vest	533	$108.17	4.97	$26,864

Outstanding and exercisable	92	$36.91	1.84	$11,152

The weighted average fair value of performance-based SARs granted during 2014, 2013 and 2012 was $32.41, $23.72 and $19.23 per share, respectively. The aggregate intrinsic value of performance-based SARs exercised during 2014, 2013 and 2012 was $3,814, $14,257 and $34,020, respectively. As of January 3, 2015, the maximum potential payout under the Company’s currently outstanding performance-based SAR awards was 2,167 units.

Performance-Based Restricted Stock Units

The following table summarizes the performance-based RSUs activity for 2014:

	Number of Awards	Weighted-Average Grant Date Fair Value

Nonvested at December 28, 2013	182	$75.36
Granted	19	123.32
Change in units based on performance	6	104.87
Vested	(2)	74.43
Forfeited	(10)	76.09
Nonvested at January 3, 2015	195	$81.98

The fair value of each performance-based RSU is determined based on the market price of the Company’s common stock on the date of grant. The weighted average fair value of performance-based RSUs granted during 2014, 2013 and 2012 was $123.32, $77.47 and $75.20 per share, respectively. The total grant date fair value of performance-based restricted stock vested during 2014, 2013 and 2012 was $142, $1,290 and $4,858, respectively. As of January 3, 2015, the maximum potential payout under the Company’s currently outstanding performance-based RSUs was 462 shares.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
January 3, 2015, December 28, 2013 and December 29, 2012
(in thousands, except per share data)

Deferred Stock Units

The Company grants share-based awards annually to its Board of Directors in connection with its annual meeting of stockholders. These awards are granted in the form of DSUs as provided for in the Advance Auto Parts, Inc. Deferred Stock Unit Plan for Non-Employee Directors and Selected Executives, or the DSU Plan. Each DSU is equivalent to one share of common stock of the Company. The DSUs granted in 2014 fully vest after one year of board service and are distributed in common shares after the director’s service on the Board ends. Additionally, the DSU Plan provides for the deferral of compensation earned in the form of (i) an annual retainer for directors, and (ii) wages for certain highly compensated Team Members of the Company. These DSUs are settled in common stock with the participants at a future date, or over a specified time period, as elected by the participants in accordance with the DSU Plan.

The Company granted 7 DSUs in 2014. The weighted average fair value of DSUs granted during 2014, 2013 and 2012 was $122.80, $83.63, and $69.82, respectively. The DSUs are awarded at a price equal to the market price of the Company’s underlying stock on the date of the grant. For 2014, 2013 and 2012, respectively, the Company recognized a total of $862, $840, and $960 on a pre-tax basis, in compensation expense for these DSU grants.

Employee Stock Purchase Plan

The Company also offers an employee stock purchase plan (ESPP). Under the ESPP, eligible Team Members may elect salary deferrals to purchase the Company’s common stock at a discount to its fair market value on the date of purchase. During 2012, the Company increased this discount from 5% to 10%. There are annual limitations on the amounts a Team Member may elect of either $25 per Team Member or 10% of compensation, whichever is less. Under the plan, Team Members acquired 39, 23 and 34 shares in 2014, 2013 and 2012, respectively. As of January 3, 2015, there were 1,100 shares available to be issued under the plan.

20. Accumulated Other Comprehensive Income (Loss):

Comprehensive income is computed as net earnings plus certain other items that are recorded directly to stockholders’ equity during the accounting period. In addition to net earnings, comprehensive income also includes changes in unrealized gains or losses on hedge arrangements, postretirement plan benefits and foreign currency translation gains (losses), net of tax. Accumulated other comprehensive income (loss), net of tax, for 2014, 2013 and 2012 consisted of the following:

	Unrealized Gain (Loss) on Hedging Arrangements	Unrealized Gain (Loss) on Postretirement Plan	Currency Translation	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2011	$(254)	$3,058	$—	$2,804
Fiscal 2012 activity	254	(391)	—	(137)
Balance, December 29, 2012	$—	$2,667	$—	$2,667
Fiscal 2013 activity	—	1,016	—	1,016
Balance, December 28, 2013	$—	$3,683	$—	$3,683
Fiscal 2014 activity	—	(752)	(15,268)	(16,020)
Balance, January 3, 2015	$—	$2,931	$(15,268)	$(12,337)

21. Segment and Related Information:

As a result of the acquisition of GPI on January 2, 2014, which is described in Note 4, Acquisitions, the Company reevaluated the composition of its reportable segments. Based on this analysis, the Company determined that it operates as a single reportable segment. As of January 3, 2015, the Company's operations are comprised of 5,261 stores and 111 distribution branches, which operate in the United States, Canada, Puerto Rico and the U.S. Virgin Islands primarily under the trade names “Advance Auto Parts,” "Carquest," "Autopart International" and "Worldpac." These locations offer a broad selection of brand name, OEM and proprietary automotive replacement parts, accessories, and maintenance items primarily for domestic and

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
January 3, 2015, December 28, 2013 and December 29, 2012
(in thousands, except per share data)

imported cars and light trucks. While the mix of Commercial and DIY customers varies among the four store brands, all of the locations serve customers through similar distribution channels. The Company has begun implementation of its multi-year plan to fully integrate the Carquest company-operated stores and overall operations into Advance Auto Parts and to eventually integrate the availability of all of the Company's product offerings throughout the entire chain.

The Company's Advance Auto Parts operations are currently comprised of three geographic areas. Each of the Advance Auto Parts geographic areas, in addition to Carquest and Worldpac, are individually considered operating segments which are aggregated into one reportable segment. Effective Q1 2015, the Company's three geographic areas expanded to five areas, inclusive of the Carquest operations, making Carquest no longer an operating segment. Included in the Company's overall store operations are sales generated from its e-commerce platforms. The Company's e-commerce platforms, primarily consisting of its online websites and Commercial ordering platforms, are part of its integrated operating approach of serving its Commercial and DIY customers. Through the Company's online ordering platforms, Commercial customers can conveniently place orders with a designated store location for delivery to their places of business or pick-up. The Company's online websites allow its DIY customers to pick up merchandise at a conveniently located store location or have their purchases shipped directly to them. The majority of the Company's online DIY sales are picked up at store locations.

The following table summarizes financial information for each of the Company’s product groups for the years ended January 3, 2015, December 28, 2013 and December 29, 2012, respectively.

	2014	2013	2012
Percentage of Sales, by Product Group
Parts and Batteries	69%	67%	65%
Accessories	13%	14%	14%
Chemicals	8%	10%	10%
Oil	8%	9%	10%
Other	2%	—%	1%
Total	100%	100%	100%

22. Condensed Consolidating Financial Statements:

Certain 100% wholly-owned domestic subsidiaries of Advance, including its Material Subsidiaries (as defined in the 2013 Credit Agreement), serve as guarantors of Advance's senior unsecured notes ("Guarantor Subsidiaries"). The subsidiary guarantees related to Advance's senior unsecured notes are full and unconditional and joint and several, and there are no restrictions on the ability of Advance to obtain funds from its Guarantor Subsidiaries. Certain of Advance's wholly-owned subsidiaries, including all of its foreign subsidiaries, do not serve as guarantors of Advance's senior unsecured notes ("Non-Guarantor Subsidiaries"). Beginning in January 2014, the Non-Guarantor Subsidiaries, which were previously minor, no longer qualified as minor as defined by SEC regulations. Accordingly, we present below the condensed consolidating financial information for the Guarantor Subsidiaries and Non-Guarantor Subsidiaries. Investments in subsidiaries of the Company are required to be presented under the equity method, even though all such subsidiaries meet the requirements to be consolidated under GAAP.

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

The following tables present condensed consolidating balance sheets as of January 3, 2015 and condensed consolidating statements of operations, comprehensive income and cash flows for the year ended January 3, 2015, and should be read in conjunction with the consolidated financial statements herein.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
January 3, 2015, December 28, 2013 and December 29, 2012
(in thousands, except per share data)

Condensed Consolidating Balance Sheets
As of January 3, 2015

	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$9	$65,345	$39,326	$(9)	$104,671
Receivables, net	—	549,151	30,674	—	579,825
Inventories, net	—	3,771,816	165,139	—	3,936,955
Other current assets	4,102	113,003	3,383	(899)	119,589
Total current assets	4,111	4,499,315	238,522	(908)	4,741,040
Property and equipment, net of accumulated depreciation	2	1,421,325	10,703	—	1,432,030
Assets held for sale	—	615	—	—	615
Goodwill	—	940,817	54,609	—	995,426
Intangible assets, net	—	689,745	58,380	—	748,125
Other assets, net	12,963	36,762	683	(5,286)	45,122
Investment in subsidiaries	2,057,761	280,014	—	(2,337,775)	—
Intercompany note receivable	1,047,911	—	—	(1,047,911)	—
Due from intercompany, net	—	—	211,908	(211,908)	—
	$3,122,748	$7,868,593	$574,805	$(3,603,788)	$7,962,358
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$—	$582	$—	$—	$582
Accounts payable	—	2,845,043	250,322	—	3,095,365
Accrued expenses	4,884	498,505	17,284	—	520,673
Other current liabilities	—	115,497	11,857	(908)	126,446
Total current liabilities	4,884	3,459,627	279,463	(908)	3,743,066
Long-term debt	1,047,911	588,400	—	—	1,636,311
Other long-term liabilities	—	570,027	15,328	(5,286)	580,069
Intercompany note payable	—	1,047,911	—	(1,047,911)	—
Due to intercompany, net	67,041	144,867	—	(211,908)	—
Commitments and contingencies

Stockholders' equity	2,002,912	2,057,761	280,014	(2,337,775)	2,002,912
	$3,122,748	$7,868,593	$574,805	$(3,603,788)	$7,962,358

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
January 3, 2015, December 28, 2013 and December 29, 2012
(in thousands, except per share data)

Condensed Consolidating Statements of Operations
For Fiscal 2014

	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$9,530,953	$527,595	$(214,687)	$9,843,861
Cost of sales, including purchasing and warehousing costs	—	5,231,421	373,514	(214,687)	5,390,248
Gross profit	—	4,299,532	154,081	—	4,453,613
Selling, general and administrative expenses	14,504	3,541,370	102,370	(56,341)	3,601,903
Operating (loss) income	(14,504)	758,162	51,711	56,341	851,710
Other, net:
Interest expense	(52,946)	(20,334)	(128)	—	(73,408)
Other income (expense), net	67,470	(9,140)	1,103	(56,341)	3,092
Total other, net	14,524	(29,474)	975	(56,341)	(70,316)
Income before provision for income taxes	20	728,688	52,686	—	781,394
Provision for income taxes	296	277,769	9,504	—	287,569
(Loss) income before equity in earnings of subsidiaries	(276)	450,919	43,182	—	493,825
Equity in earnings of subsidiaries	494,101	43,182	—	(537,283)	—
Net income	$493,825	$494,101	$43,182	$(537,283)	$493,825

Condensed Consolidating Statements of Comprehensive Income
For Fiscal 2014

	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$493,825	$494,101	$43,182	$(537,283)	$493,825
Other comprehensive loss:
Changes in net unrecognized other postretirement benefit costs	—	(752)	—	—	(752)
Currency translation	—	—	(15,268)	—	(15,268)
Equity in other comprehensive loss of subsidiaries	(16,020)	(15,268)	—	31,288	—
Other comprehensive loss	(16,020)	(16,020)	(15,268)	31,288	(16,020)
Comprehensive income	$477,805	$478,081	$27,914	$(505,995)	$477,805

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
January 3, 2015, December 28, 2013 and December 29, 2012
(in thousands, except per share data)

Condensed Consolidating Statements of Cash Flows
For Fiscal 2014

	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$—	$666,566	$42,425	$—	$708,991
Cash flows from investing activities:
Purchases of property and equipment	—	(224,894)	(3,552)	—	(228,446)
Business acquisitions, net of cash acquired	—	(2,059,987)	(796)	—	(2,060,783)
Proceeds from sales of property and equipment	—	974	18	—	992
Net cash used in investing activities	—	(2,283,907)	(4,330)	—	(2,288,237)
Cash flows from financing activities:
Increase in bank overdrafts	—	16,228	—	(9)	16,219
Borrowings under credit facilities	—	2,238,200	—	—	2,238,200
Payments on credit facilities	—	(1,654,800)	—	—	(1,654,800)
Dividends paid	—	(17,580)	—	—	(17,580)
Proceeds from the issuance of common stock, primarily exercise of stock options	—	6,578	—	—	6,578
Tax withholdings related to the exercise of stock appreciation rights	—	(7,102)	—	—	(7,102)
Excess tax benefit from share-based compensation	—	10,487	—	—	10,487
Repurchase of common stock	—	(5,154)	—	—	(5,154)
Contingent consideration related to business acquisitions	—	(10,047)	—	—	(10,047)
Other	—	(890)	—	—	(890)
Net cash provided by financing activities	—	575,920	—	(9)	575,911
Effect of exchange rate changes on cash	—	—	(4,465)	—	(4,465)
Net (decrease) increase in cash and cash equivalents	—	(1,041,421)	33,630	(9)	(1,007,800)
Cash and cash equivalents, beginning of period	9	1,106,766	5,696	—	1,112,471
Cash and cash equivalents, end of period	$9	$65,345	$39,326	$(9)	$104,671

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
January 3, 2015, December 28, 2013 and December 29, 2012
(in thousands, except per share data)

23. Quarterly Financial Data (unaudited):

The following table summarizes quarterly financial data for Fiscal 2014 and 2013:

2014	First	Second	Third	Fourth
	(16 weeks)	(12 weeks)	(12 weeks)	(13 weeks)
Net sales	$2,969,499	$2,347,697	$2,289,456	$2,237,209
Gross profit	1,353,122	1,062,108	1,034,442	1,003,941
Net income	147,726	139,488	122,177	84,434

Basic earnings per share	2.02	1.91	1.67	1.15
Diluted earnings per share	2.01	1.89	1.66	1.15

2013	First	Second	Third	Fourth
	(16 weeks)	(12 weeks)	(12 weeks)	(12 weeks)
Net sales	$2,015,304	$1,549,553	$1,520,144	$1,408,813
Gross profit	1,008,206	779,223	762,940	701,777
Net income	121,790	116,871	103,830	49,267

Basic earnings per share	1.66	1.60	1.42	0.68
Diluted earnings per share	1.65	1.59	1.42	0.67

Note: Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not be equal to the per share amount for the year.

ADVANCE AUTO PARTS, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Allowance for doubtful accounts receivable:	Balance at Beginning of Period	Charges to Expenses	Deductions		Other		Balance at End of Period
December 29, 2012	$4,056	$4,127	$(2,264)	(1)	$—		$5,919
December 28, 2013	5,919	11,955	(4,995)	(1)	416	(2)	13,295
January 3, 2015	13,295	17,182	(14,325)	(1)	—		16,152

(1)	Accounts written off during the period. These amounts did not impact the Company’s statement of operations for any year presented.

(2)	Reserves assumed in the acquisition of B.W.P. Distributors, Inc.

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

ADVANCE AUTO PARTS, INC.
Dated: March 3, 2015	By:	/s/ Michael A. Norona
Michael A. Norona
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Darren R. Jackson	Chief Executive Officer	March 3, 2015
Darren R. Jackson	and Director (Principal Executive Officer)

/s/ Michael A. Norona	Executive Vice President and Chief	March 3, 2015
Michael A. Norona	Financial Officer (Principal Financial Officer)

/s/ Jill A. Livesay	Senior Vice President, Controller and Chief	March 3, 2015
Jill A. Livesay	Accounting Officer (Principal Accounting Officer)

/s/ John C. Brouillard	Chairman and Director	March 3, 2015
John C. Brouillard

/s/ John F. Bergstrom	Director	March 3, 2015
John F. Bergstrom

/s/ Fiona P. Dias	Director	March 3, 2015
Fiona P. Dias

/s/ John F. Ferraro	Director	March 3, 2015
John F. Ferraro

/s/ Adriana Karaboutis	Director	March 3, 2015
Adriana Karaboutis

/s/ William S. Oglesby	Director	March 3, 2015
William S. Oglesby

/s/ Gilbert T. Ray	Director	March 3, 2015
Gilbert T. Ray

/s/ J. Paul Raines	Director	March 3, 2015
J. Paul Raines

/s/ Carlos A. Saladrigas	Director	March 3, 2015
Carlos A. Saladrigas

/s/ O. Temple Sloan, III	Director	March 3, 2015
O. Temple Sloan, III

/s/ Jimmie L. Wade	Director	March 3, 2015
Jimmie L. Wade

S-1

EXHIBITS INDEX

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith
1.1	Underwriting Agreement, dated November 25, 2013, by and among Advance Auto Parts, Inc., the Subsidiary Guarantors signatory thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated and, J.P. Morgan Securities LLC, as Representatives of the several Underwriters listed in Schedule 1 thereto.	8-K	1.1	12/2/2013
1.2	Underwriting Agreement, dated January 11, 2012, by and among Advance Auto Parts, Inc., the Subsidiary Guarantors signatory thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC, SunTrust Robinson Humphrey, Inc. and Wells Fargo Securities, LLC, as Representatives of the several Underwriters listed in Schedule 1 thereto.	8-K	1.1	1/17/2012
2.1	Agreement and Plan of Merger by and among Advance Auto Parts, Inc., Generator Purchase, Inc., General Parts International, Inc. and Shareholder Representative Services LLC (as the Shareholder Representative), Dated as of October 15, 2013	10-K	2.1	2/25/2014
3.1	Restated Certificate of Incorporation of Advance Auto Parts, Inc. (“Advance Auto”) (as amended effective as of June 7, 2013).	10-Q	3.1	8/19/2013
3.2	Amended and Restated Bylaws of Advance Auto. (effective June 7, 2013).	8-K	3.2	6/13/2013
4.1	Indenture, dated as of April 29, 2010, among Advance Auto Parts, Inc., each of the Subsidiary Guarantors from time to time party thereto and Wells Fargo Bank, National Association, as Trustee.	8-K	4.1	4/29/2010
4.2	First Supplemental Indenture, dated as of April 29, 2010, among Advance Auto Parts, Inc., each of the Subsidiary Guarantors from time to time party thereto and Wells Fargo Bank, National Association, as Trustee.	8-K	4.2	4/29/2010
4.3	Second Supplemental Indenture dated as of May 27, 2011 to the Indenture dated as of April 29, 2010 among Advance Auto Parts, Inc. as Issuer, each of the Subsidiary Guarantors from time to time party thereto and Wells Fargo Bank, National Association, as Trustee.	8-K	10.45	6/3/2011
4.4	Third Supplemental Indenture dated as of January 17, 2012 among Advance Auto Parts, Inc., each of the Subsidiary Guarantors from time to time party thereto and Wells Fargo Bank, National Association, as Trustee.	8-K	4.4	1/17/2012
4.5	Fourth Supplemental Indenture, dated as of December 21, 2012 among Advance Auto Parts, Inc., each of the Subsidiary Guarantors from time to time party thereto and Wells Fargo Bank, National Association, as Trustee.	8-K	4.5	12/21/2012
4.6	Fifth Supplemental Indenture, dated as of April 19, 2013 among Advance Auto Parts, Inc., each of the Subsidiary Guarantors from time to time party thereto and Wells Fargo Bank, National Association, as Trustee.	8-K	4.6	4/19/2013
4.7	Sixth Supplemental Indenture, dated as of December 3, 2013, among Advance Auto Parts, Inc., each of the Subsidiary Guarantors from time to time party thereto and Wells Fargo Bank, National Association, as Trustee.	8-K	4.7	12/9/2013
4.8	Form of 5.750% Note due 2020.	8-K	4.3	4/29/2010
4.9	Form of 4.500% Note due 2022.	8-K	4.5	1/17/2012
4.10	Form of 4.500% Note due 2023	8-K	4.8	12/9/2013
4.11	Seventh Supplemental Indenture, dated as of February 28, 2014, among Advance Auto Parts, Inc., each of the Subsidiary Guarantors from time to time party thereto and Wells Fargo Bank, National Association, as Trustee.	10-Q	4.11	5/28/2014
10.1	Form of Indemnity Agreement between each of the directors of Advance Auto and Advance Auto, as successor in interest to Advance Holding.	8-K	10.19	5/20/2004

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith
10.2	Advance Auto Parts, Inc. 2004 Long-Term Incentive Plan (as amended April 17, 2008).	10-Q	10.19	5/29/2008
10.3	Advance Auto Parts, Inc. Deferred Stock Unit Plan for Non-Employee Directors and Selected Executives (as amended January 1, 2008), including First Amendment to the Advance Auto Parts, Inc. Deferred Stock Unit Plan for Non-Employee Directors and Selected Executives (as amended and restated effective as of January 1, 2009) and Second Amendment to the Advance Auto Parts, Inc. Deferred Stock Unit Plan for Non-Employee Directors and Selected Executives (as amended and restated effective as of January 1, 2010).	10-K	10.17	3/1/2011
10.4	Form of Advance Auto Parts, Inc. 2004 Long-Term Incentive Plan Stock Option Agreement.	10-Q	10.38	8/16/2004
10.5	Amended and Restated Advance Auto Parts, Inc. Employee Stock Purchase Plan.	DEF 14A	Appendix C	4/16/2012
10.6	Advance Auto Parts, Inc. Deferred Compensation Plan (as amended January 1, 2008), including First Amendment to the Advance Auto Parts, Inc. Deferred Compensation Plan (as amended and restated effective as of January 1, 2009) and Second Amendment to the Advance Auto Parts, Inc. Deferred Compensation Plan (as amended and restated effective as of January 1, 2010).	10-K	10.19	3/1/2011
10.7	Form of Advance Auto Parts, Inc. 2007 Restricted Stock Award.	8-K	10.39	2/26/2007
10.8	Form of Advance Auto Parts, Inc. 2007 Stock Appreciation Right Award.	8-K	10.40	2/26/2007
10.9	Employment Agreement effective January 7, 2008 between Advance Auto Parts, Inc., and Darren R. Jackson.	8-K	10.25	1/1/2008
10.10	Advance Auto Parts, Inc. Executive Incentive Plan.	DEF 14A	Appendix B	4/11/2007
10.11	First Amendment to Employment Agreement effective June 4, 2008 between Advance Auto Parts, Inc. and Darren R. Jackson.	8-K	10.32	6/4/2008
10.12	Employment Agreement effective June 4, 2008 between Advance Auto Parts, Inc. and Michael A. Norona.	8-K	10.33	6/4/2008
10.13	Attachment C to Employment Agreement effective June 4, 2008 between Advance Auto Parts, Inc. and Michael A. Norona.	8-K	10.35	6/4/2008
10.14	Form of Senior Vice President Loyalty Agreements.	10-Q	10.37	11/12/2008
10.15	Form of Advance Auto Parts, Inc. Stock Appreciation Rights Award Agreement dated November 17, 2008.	8-K	10.38	11/21/2008
10.16	Form of Advance Auto Parts, Inc. Restricted Stock Award Agreement dated November 17, 2008.	8-K	10.39	11/21/2008
10.17	Second Amendment to Employment Agreement effective January 1, 2010 between Advance Auto Parts, Inc. and Darren R. Jackson.	10-Q	10.43	6/2/2010
10.18	First Amendment to Employment Agreement effective January 1, 2010 between Advance Auto Parts, Inc. and Michael A. Norona.	10-Q	10.44	6/2/2010
10.19	Employment Agreement dated as of January 1, 2012, between Advance Auto Parts, Inc. and Jimmie L. Wade.	8-K	10.46	1/24/2012
10.20	Third Amendment to Employment Agreement effective September 1, 2010 between Advance Auto Parts, Inc. and Darren R. Jackson.	10-Q	10.48	11/17/2010
10.21	Fourth Amendment to Employment Agreement effective January 7, 2011 between Advance Auto Parts, Inc. and Darren R. Jackson.	10-K	10.41	3/1/2011
10.22	Form of Advance Auto Parts, Inc. 2011 SARs Award Agreement and Restricted Stock Award Agreement between Advance Auto Parts, Inc. and Darren R. Jackson.	10-K	10.42	3/1/2011

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith
10.23	Credit Agreement dated as of May 27, 2011 among Advance Auto Parts, Inc. Advance Stores Company, Incorporated, as borrower, the lenders party thereto and JPMorgan Chase Bank, N.A. as administrative agent.	8-K	10.43	6/3/2011
10.24	Guarantee Agreement dated as of May 27, 2011 among Advance Auto Parts, Inc., Advance Stores Company, Incorporated, as borrower, the subsidiaries to the borrower from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent for the lenders.	8-K	10.44	6/3/2011
10.25	Form of Advance Auto Parts, Inc. 2012 SARs Award Agreement and Restricted Stock Award Agreement between Advance Auto Parts, Inc. and Darren R. Jackson.	10-K	10.32	2/28/2012
10.26	Form of Advance Auto Parts, Inc. SAR Award Agreement under 2004 Long-Term Incentive Plan.	10-K	10.33	2/28/2012
10.27	Form of Advance Auto Parts, Inc. Restricted Stock Award Agreement under 2004 Long-Term Incentive Plan.	10-K	10.34	2/28/2012
10.28	Fifth Amendment to Employment Agreement effective January 7, 2013, between Advance Auto Parts, Inc. and Darren R. Jackson.	8-K	10.35	10/12/2012
10.29	Second Amendment to Employment Agreement effective December 31, 2012 between Advance Auto Parts, Inc. and Michael A. Norona.	10-Q	10.37	11/13/2012
10.30	Supplement No. 1 to Guarantee Agreement.	8-K	10.1	12/21/2012
10.31	Third Amendment to the Advance Auto Parts, Inc. Deferred Compensation Plan (Effective as of January 1, 2013).	10-K	10.33	2/25/2013
10.32	Third Amendment to the Advance Auto Parts, Inc. Deferred Stock Unit Plan for Non-Employee Directors and Selected Executives (Effective as of January 1, 2013).	10-K	10.34	2/25/2013
10.33	Form of Advance Auto Parts, Inc. SARs Award Agreement and Restricted Stock Unit Award Agreement between Advance Auto Parts, Inc. and Darren R. Jackson.	10-K	10.35	2/25/2013
10.34	Form of Advance Auto Parts, Inc. SARs Award Agreement and Restricted Stock Unit Award Agreement under 2004 Long-Term Incentive Plan.	10-K	10.36	2/25/2013
10.35	Form of Restricted Stock Unit Agreement between Advance Auto Parts, Inc. and Darren R. Jackson dated March 1, 2013	8-K	10.37	3/7/2013
10.36	Form of Advance Auto, Inc. Restricted Stock Unit Agreement dated March 1, 2013.	8-K	10.38	3/7/2013
10.37	Form of Employment Agreement effective April 21, 2013 between Advance Auto Parts, Inc. and George E. Sherman and Charles E. Tyson.	8-K	10.39	4/30/2013
10.38	Supplement No. 2 to Guarantee Agreement.	8-K	10.2	4/19/2013
10.39	Third Amendment to Employment Agreement between Advance Auto Parts, Inc. and Michael A. Norona, effective June 4, 2013.	8-K	10.4	6/6/2013
10.40	Credit Agreement, dated as of December 5, 2013, among Advance Auto Parts, Inc. Advance Stores Company, Incorporated, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent.	8-K	10.1	12/9/2013
10.41	Guarantee Agreement, dated as of December 5, 2013, among Advance Auto Parts, Inc. Advance Stores Company, Incorporated, the other lenders from time to time party lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent for the lenders.	8-K	10.2	12/9/2013
10.42	Supplement No. 1 to Guarantee Agreement.	10-K	10.45	2/25/2014
10.43	First Amendment to the Advance Auto Parts, Inc. Employee Stock Purchase Plan (As amended and Restated Effective as of May 15, 2012)	10-K	10.46	2/25/2014

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith
10.44	Form of Advance Auto Parts, Inc. SARs Award Agreement and Restricted Stock Unit Award Agreement between Advance Auto Parts, Inc. and Darren R. Jackson.	10-K	10.47	2/25/2014
10.45	Form of Advance Auto Parts, Inc. SARs Award Agreement and Restricted Stock Unit Award Agreement.	10-K	10.48	2/25/2014
10.46	Employment Agreement effective January 2, 2014 between Advance Auto Parts, Inc. and O. Temple Sloan III.	10-K	10.49	2/25/2014
10.47	Restricted Stock Unit Agreement between Advance Auto Parts, Inc. and O. Temple Sloan III dated February 10, 2014.	10-K	10.50	2/25/2014
10.48	First Amendment to Employment Agreement between Advance Auto Parts, Inc. and George E. Sherman and Charles E. Tyson.	10-Q	10.51	11/12/2014
10.49	Fourth Amendment to Employment Agreement between Advance Auto Parts, Inc. and Michael A. Norona.	10-Q	10.52	11/12/2014
10.50	Second Amendment to the Advance Auto Parts, Inc. Employee Stock Purchase Plan (As amended and Restated Effective as of May 15, 2012)				X
10.51	Fourth Amendment to the Advance Auto Parts, Inc. Deferred Compensation Plan (As Amended and Restated Effective as of January 1, 2008).				X
10.52	Fourth Amendment to the Advance Auto Parts, Inc. Deferred Stock Unit Plan for Non-Employee Directors and Selected Executives (As Amended and Restated Effective as of January 1, 2008).				X
10.53	Fifth Amendment to the Advance Auto Parts, Inc. Deferred Compensation Plan (As Amended and Restated Effective as of January 1, 2008).				X
10.54	Fifth Amendment to the Advance Auto Parts, Inc. Deferred Stock Unit Plan for Non-Employee Directors and Selected Executives (As Amended and Restated Effective as of January 1, 2008).				X
12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges.				X
21.1	Subsidiaries of Advance Auto.				X
23.1	Consent of Deloitte & Touche LLP.				X
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document