Form 10-Q
period 2015-04-25
ADVANCE AUTO PARTS INC
filed 2015-06-02
CIK 1158449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 25, 2015
OR
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

As of May 28, 2015, the registrant had outstanding 73,178,233 shares of Common Stock, par value $0.0001 per share (the only class of common stock of the registrant outstanding).

i

PART I.  FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF
ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
April 25, 2015 and January 3, 2015
(in thousands, except per share data)
(unaudited)

	April 25, 2015	January 3, 2015
Assets
Current assets:
Cash and cash equivalents	$123,821	$104,671
Receivables, net	631,926	579,825
Inventories, net	4,104,777	3,936,955
Other current assets	76,341	119,589
Total current assets	4,936,865	4,741,040
Property and equipment, net of accumulated depreciation of $1,415,990 and $1,372,359	1,397,950	1,432,030
Assets held for sale	615	615
Goodwill	993,276	995,426
Intangible assets, net	729,765	748,125
Other assets, net	88,224	45,122
	$8,146,695	$7,962,358
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$587	$582
Accounts payable	3,138,574	3,095,365
Accrued expenses	536,931	520,673
Other current liabilities	148,386	126,446
Total current liabilities	3,824,478	3,743,066
Long-term debt	1,609,687	1,636,311
Other long-term liabilities	565,942	580,069
Commitments and contingencies
Stockholders' equity:
Preferred stock, nonvoting, $0.0001 par value	—	—
Common stock, voting, $0.0001 par value	7	7
Additional paid-in capital	572,169	562,945
Treasury stock, at cost	(114,634)	(113,044)
Accumulated other comprehensive loss	(19,978)	(12,337)
Retained earnings	1,709,024	1,565,341
Total stockholders' equity	2,146,588	2,002,912
	$8,146,695	$7,962,358

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
For the Sixteen Week Periods Ended
April 25, 2015 and April 19, 2014
(in thousands, except per share data)
(unaudited)

	Sixteen Week Periods Ended
	April 25, 2015	April 19, 2014
Net sales	$3,038,233	$2,969,499
Cost of sales, including purchasing and warehousing costs	1,644,309	1,616,377
Gross profit	1,393,924	1,353,122
Selling, general and administrative expenses	1,131,396	1,097,320
Operating income	262,528	255,802
Other, net:
Interest expense	(21,777)	(23,642)
Other (expense) income, net	(1,908)	603
Total other, net	(23,685)	(23,039)
Income before provision for income taxes	238,843	232,763
Provision for income taxes	90,731	85,037
Net income	$148,112	$147,726

Basic earnings per common share	$2.02	$2.02
Diluted earnings per common share	$2.00	$2.01
Dividends declared per common share	$0.06	$0.06

Weighted average common shares outstanding	73,122	72,869
Weighted average common shares outstanding - assuming dilution	73,653	73,355

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
For the Sixteen Week Periods Ended
April 25, 2015 and April 19, 2014
(in thousands)
(unaudited)

	Sixteen Week Periods Ended
	April 25, 2015	April 19, 2014
Net income	$148,112	$147,726
Other comprehensive loss:
Changes in net unrecognized other postretirement benefit costs, net of $115 and $118 tax	(178)	(184)
Currency translation adjustments	(7,463)	(3,240)
Total other comprehensive loss	(7,641)	(3,424)
Comprehensive income	$140,471	$144,302

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries Condensed Consolidated Statements of Changes in Stockholders' Equity For the Sixteen Week Period Ended April 25, 2015 (in thousands) (unaudited)
	Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock, at cost		Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount		Shares	Amount
Balance, January 3, 2015	—	$—	74,493	$7	$562,945	1,419	$(113,044)	$(12,337)	$1,565,341	$2,002,912
Net income									148,112	148,112
Total other comprehensive loss								(7,641)		(7,641)
Issuance of shares upon the exercise of stock appreciation rights			73							—
Tax withholdings related to the exercise of stock appreciation rights					(7,572)					(7,572)
Tax benefit from share-based compensation, net					6,499					6,499
Restricted stock and restricted stock units vested			21							—
Share-based compensation					8,945					8,945
Stock issued under employee stock purchase plan			10		1,341					1,341
Repurchase of common stock						10	(1,590)			(1,590)
Cash dividends ($0.06 per common share)									(4,429)	(4,429)
Other					11					11
Balance, April 25, 2015	—	$—	74,597	$7	$572,169	1,429	$(114,634)	$(19,978)	$1,709,024	$2,146,588

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows For the Sixteen Week Periods Ended April 25, 2015 and April 19, 2014 (in thousands) (unaudited)
	Sixteen Week Periods Ended
	April 25, 2015	April 19, 2014
Cash flows from operating activities:
Net income	$148,112	$147,726
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	83,247	88,205
Share-based compensation	8,945	7,133
Loss on property and equipment, net	5,371	455
Other	818	792
(Benefit) provision for deferred income taxes	(5,206)	5,202
Excess tax benefit from share-based compensation	(6,498)	(4,165)
Net increase in, net of effect from acquisition of businesses:
Receivables, net	(53,526)	(45,507)
Inventories, net	(171,865)	(196,062)
Other assets	(845)	(16,458)
Net increase (decrease) in, net of effect from acquisition of businesses:
Accounts payable	45,678	101,381
Accrued expenses	39,494	(10,739)
Other liabilities	8,486	3,168
Net cash provided by operating activities	102,211	81,131
Cash flows from investing activities:
Purchases of property and equipment	(57,038)	(60,529)
Business acquisitions, net of cash acquired	(433)	(2,056,937)
Proceeds from sales of property and equipment	295	33
Net cash used in investing activities	(57,176)	(2,117,433)
Cash flows from financing activities:
Increase (decrease) in bank overdrafts	11,628	(5,796)
Borrowings under credit facilities	442,600	1,527,600
Payments on credit facilities	(469,300)	(508,600)
Dividends paid	(8,813)	(8,781)
Proceeds from the issuance of common stock, primarily exercise of stock options	1,352	2,979
Tax withholdings related to the exercise of stock appreciation rights	(7,572)	(3,118)
Excess tax benefit from share-based compensation	6,498	4,165
Repurchase of common stock	(1,590)	(615)
Other	(110)	(232)
Net cash (used in) provided by financing activities	(25,307)	1,007,602

Effect of exchange rate changes on cash	(578)	(413)

Net increase (decrease) in cash and cash equivalents	19,150	(1,029,113)
Cash and cash equivalents, beginning of period	104,671	1,112,471
Cash and cash equivalents, end of period	$123,821	$83,358

Advance Auto Parts, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows For the Sixteen Week Periods Ended April 25, 2015 and April 19, 2014 (in thousands) (unaudited)
	Sixteen Week Periods Ended
	April 25, 2015	April 19, 2014
Supplemental cash flow information:
Interest paid	$11,592	$13,355
Income tax payments	48,930	75,050
Non-cash transactions:
Accrued purchases of property and equipment	13,973	10,743
Changes in other comprehensive income from post retirement benefits	(178)	(184)

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Sixteen Week Periods Ended April 25, 2015 and April 19, 2014
(in thousands, except per share data)
(unaudited)

1.	Basis of Presentation:

The accompanying interim unaudited condensed consolidated financial statements have been prepared by the Company and include the accounts of Advance Auto Parts, Inc. ("Advance"), its wholly owned subsidiary, Advance Stores Company, Incorporated ("Advance Stores"), and its subsidiaries (collectively, the "Company"). All intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position of the Company, the results of its operations and cash flows have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, have been condensed or omitted based upon the Securities and Exchange Commission ("SEC") interim reporting guidance. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for Fiscal 2014 (filed with the SEC on March 3, 2015).

The accounting policies followed in the presentation of interim financial results are consistent with those followed on an annual basis. These policies are presented in Note 2 to the consolidated financial statements included in the Company’s Annual Report.

The results of operations for the interim periods are not necessarily indicative of the operating results to be expected for the full fiscal year. The first quarter of each of the Company's fiscal years contains 16 weeks. The Company's remaining three quarters consist of 12 weeks, with the exception of the fourth quarter of fiscal 2014 which contained 13 weeks due to the 53-week fiscal year in 2014. The Company's next 53-week fiscal year is 2020.

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

Acquisition

On January 2, 2014, the Company acquired General Parts International, Inc. ("GPI") in an all cash transaction. GPI, formerly a privately-held company, is a leading distributor and supplier of original equipment and aftermarket replacement products for Commercial markets operating under the Carquest and Worldpac trade names. As of the acquisition date, GPI operated 1,223 Carquest stores and 103 Worldpac branches located in 45 states and Canada and serviced approximately 1,400 independently-owned Carquest stores.

The Company acquired all of GPI's assets and liabilities as a result of the transaction. Under the terms of the agreement, the Company acquired all of the outstanding stock of GPI for a purchase price of $2,080,804 (subject to adjustment for certain closing items) consisting of $1,307,991 in cash to GPI's shareholders, the repayment of $694,301 of GPI debt and $78,512 in make-whole fees and transaction related expenses paid by the Company on GPI's behalf. The Company included the financial results of GPI in its consolidated financial statements commencing January 2, 2014.

Segment and Related Information

As of April 25, 2015, the Company's operations are comprised of 5,235 stores and 115 distribution branches, which operate in the United States, Canada, Puerto Rico and the U.S. Virgin Islands primarily under the trade names “Advance Auto Parts,” "Carquest," "Autopart International" and "Worldpac." These locations offer a broad selection of brand name, original equipment manufacturer ("OEM") and proprietary automotive replacement parts, accessories, and maintenance items primarily for domestic and imported cars and light trucks. While the mix of do-it-yourself ("DIY") and do-it-for-me ("Commercial") customers varies among the four store brands, all of the locations serve customers through similar distribution channels. The

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Sixteen Week Periods Ended April 25, 2015 and April 19, 2014
(in thousands, except per share data)
(unaudited)

Company has begun implementation of its plan to fully integrate the Carquest company-operated stores and overall operations into Advance Auto Parts by the end of fiscal 2017 and to eventually integrate the availability of all of the Company's product offerings throughout the entire chain.

The Company's Advance Auto Parts operations are comprised of five geographic areas which include the operations of the stores operating under the Advance Auto Parts, Carquest and Autopart International trade names. Each of the Advance Auto Parts geographic areas, in addition to Worldpac, are individually considered operating segments which are aggregated into one reportable segment. Effective in the first quarter of 2015, the Company expanded from three geographic areas, which previously comprised the Advance Auto Parts and Autopart International operations, to five geographic areas inclusive of the Carquest operations, such that Carquest is no longer a separate operating segment. Included in the Company's overall store operations are sales generated from its e-commerce platforms. The Company's e-commerce platforms, primarily consisting of its online websites and Commercial ordering platforms, are part of its integrated operating approach of serving its DIY and Commercial customers. The Company's online websites allow its DIY customers to pick up merchandise at a conveniently located store location or have their purchases shipped directly to them. The majority of the Company's online DIY sales are picked up at store locations. Through the Company's online ordering platforms, Commercial customers can conveniently place orders with a designated store location for delivery to their places of business or pick-up.

New Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Updated, or ASU, 2015-3 "Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs". ASU 2015-3 simplifies the presentation of debt issuance costs by requiring such costs be presented as a deduction from the corresponding debt liability. The guidance is effective for financial statements issued for reporting periods beginning after December 15, 2015 and interim periods within the reporting periods and requires retrospective presentation; earlier adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial condition, results of operations or cash flows.

In August 2014, the FASB, issued ASU 2014-15 “Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern." This new standard requires management to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity's ability to continue as a going concern. This ASU is effective for annual periods ending after December 15, 2016, and interim periods thereafter; earlier adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial condition, results of operations or cash flows.

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

In May 2014, the FASB issued ASU 2014-09 "Revenue from Contracts with Customers." This ASU is a comprehensive new revenue recognition model that expands disclosure requirements and requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. Public entities are currently required to adopt ASU 2014-09 during annual reporting periods beginning after December 15, 2016 and interim reporting periods during the year of adoption; however, the FASB issued an exposure draft on April 29, 2015 that would defer the effective date of ASU 2014-09 by one year with public entities permitted to early adopt for reporting periods beginning after December 15, 2016. We are currently evaluating the impact of the adoption of this guidance on the Company's consolidated financial condition, results of operations and cash flows.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Sixteen Week Periods Ended April 25, 2015 and April 19, 2014
(in thousands, except per share data)
(unaudited)

In April 2014, the FASB issued ASU No. 2014-08 "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of Equity", which amends the definition of a discontinued operation in Accounting Standards Codification, or ASC, 205-20 and requires entities to provide additional disclosures about discontinued operations as well as disposal transactions that do not meet the discontinued operations criteria. The new guidance changes the definition of a discontinued operation and requires discontinued operations treatment for disposals of a component or group of components that represents a strategic shift that has or will have a major impact on an entity’s operations or financial results. The Company adopted this guidance effective January 4, 2015. The adoption of this guidance affects prospective presentation of disposals and did not have an impact on the Company's consolidated financial condition, results of operations or cash flows.

2.	Inventories, net:

Inventories are stated at the lower of cost or market. The Company used the LIFO method of accounting for approximately 89% of inventories at April 25, 2015 and 88% of inventories at January 3, 2015. Under LIFO, the Company’s cost of sales reflects the costs of the most recently purchased inventories, while the inventory carrying balance represents the costs for inventories purchased in Fiscal 2015 and prior years. As a result of utilizing LIFO, the Company recorded a decrease to cost of sales of $16,531 and $12,281 for the sixteen weeks ended April 25, 2015 and April 19, 2014, respectively. The Company's overall costs to acquire inventory for the same or similar products have generally decreased historically as the Company has been able to leverage its continued growth, execution of merchandising strategies and realization of supply chain efficiencies.

An actual valuation of inventory under the LIFO method is performed by the Company at the end of each fiscal year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected fiscal year-end inventory levels and costs.

Inventory balances at April 25, 2015 and January 3, 2015 were as follows:

	April 25, 2015	January 3, 2015
Inventories at FIFO, net	$3,965,414	$3,814,123
Adjustments to state inventories at LIFO	139,363	122,832
Inventories at LIFO, net	$4,104,777	$3,936,955

3. Exit Activities and Impairment:

Office Consolidations

In June 2014, the Company approved plans to relocate operations from its Minneapolis, Minnesota and Campbell, California offices to other existing offices of the Company, including its offices in Newark, California, Roanoke, Virginia and Raleigh, North Carolina, and to close its Minneapolis and Campbell offices. The Company is also relocating various functions between its existing offices in Roanoke and Raleigh. The Company anticipates that the relocations and office closings will be substantially completed by the middle of 2015.

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

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Sixteen Week Periods Ended April 25, 2015 and April 19, 2014
(in thousands, except per share data)
(unaudited)

Employees receiving severance/outplacement benefits will be required to render service until they are terminated in order to receive the benefits. Therefore, the severance/outplacement benefits will be recognized over the related service periods. During the sixteen weeks ended April 25, 2015 the Company recognized $2,007 of severance/outplacement benefits under these restructuring plans and other severance related to the acquisition of GPI. Other restructuring costs, including costs to relocate employees, will be recognized in the period in which the liability is incurred. During the sixteen weeks ended April 25, 2015 the Company recognized $1,854 of relocation costs.

Integration of Carquest stores

The Company also approved plans in June 2014 to begin consolidating its Carquest stores acquired on January 2, 2014. As of April 25, 2015, 110 Carquest stores had been consolidated into existing Advance Auto Parts stores and 13 Carquest stores had been converted to the Advance Auto Parts format. This includes the consolidation of 12 Carquest stores and conversion of three Carquest stores during the sixteen weeks ended April 25, 2015. Plans are in place to consolidate or convert the remaining Carquest stores by the middle of 2017. In addition, the Company will continue to consolidate or convert the remaining stores that were acquired with B.W.P. Distributors, Inc. ("BWP") on December 31, 2012 (which also operate under the Carquest trade name), 36 of which had been consolidated and 32 had been converted as of April 25, 2015. Two of these stores were consolidated during the sixteen weeks ended April 25, 2015. The Company estimates that the total exit costs to be incurred as a result of consolidations and conversions during Fiscal 2015 will be approximately $8,000, consisting primarily of closed store lease obligations. The company incurred $2,733 of exit costs related to the consolidation of Carquest stores during the sixteen weeks ended April 25, 2015.

Contract termination costs, such as those associated with leases on closed stores will be recognized at the cease-use date. Closed lease liabilities include the present value of the remaining lease obligations and management’s estimate of future costs of insurance, property tax and common area maintenance (reduced by the present value of estimated revenues from subleases and lease buyouts).

Other Exit Activities

In August 2014, the Company approved plans to consolidate and convert its 40 Autoparts International ("AI") stores located in Florida into Advance Auto Parts stores. As of April 25, 2015, all of the AI consolidations and conversions were completed. During the sixteen weeks ended April 25, 2015, the Company incurred $2,700 of exit costs associated with this plan.

Total Restructuring Liabilities

A summary of the Company’s restructuring liabilities, which are recorded in accrued expenses (current portion) and other long-term liabilities (long-term portion) in the accompanying condensed consolidated balance sheet, are presented in the following table:

	Closed Store Lease Obligations	Severance	Relocation and Other Exit Costs	Total
For the sixteen weeks ended April 25, 2015:

Balance, January 3, 2015	$19,270	$5,804	$1,816	$26,890
Reserves established	6,273	2,872	1,854	10,999
Change in estimates	1,806	(865)	—	941
Cash payments	(3,738)	(3,914)	(1,813)	(9,465)
Balance, April 25, 2015	$23,611	$3,897	$1,857	$29,365

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Sixteen Week Periods Ended April 25, 2015 and April 19, 2014
(in thousands, except per share data)
(unaudited)

4. Goodwill and Intangible Assets:

Goodwill

The following table reflects the carrying amount of goodwill and the changes in goodwill carrying amounts.

	April 25, 2015	January 3, 2015
	(16 weeks ended)	(53 weeks ended)
Goodwill, beginning of period	$995,426	$199,835
Acquisitions	78	798,043
Changes in foreign currency exchange rates	(2,228)	(2,452)

Goodwill, end of period	$993,276	$995,426

During the sixteen weeks ended April 25, 2015, the Company added $78 of goodwill associated with the acquisition of one store. During 2014, the Company acquired GPI which resulted in the addition of $797,391 of goodwill and also added $652 of goodwill associated with the acquisition of nine stores.

Intangible Assets Other Than Goodwill

In 2014, the Company recorded an increase to intangible assets of $757,453 related to the acquisition of GPI and nine stores. The increase included customer relationships of $330,293 which will be amortized over 12 years, non-competes totaling $50,695 which will be amortized over 5 years and favorable leases of $56,465 which are amortized over the life of the respective leases at a weighted average of 4.5 years. The increase also includes indefinite-life intangibles of $320,000 from acquired brands.

Amortization expense was $16,150 and $17,590 for sixteen weeks ended April 25, 2015 and April 19, 2014, respectively. The gross carrying amounts and accumulated amortization of acquired intangible assets as of April 25, 2015 and January 3, 2015 are comprised of the following:

	April 25, 2015			January 3, 2015
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Customer relationships	$361,515	$(49,958)	$311,557	$362,483	$(40,609)	$321,874
Acquired technology	8,850	(8,682)	168	8,850	(8,569)	281
Favorable leases	56,251	(15,320)	40,931	56,342	(11,939)	44,403
Non-compete and other	56,804	(17,902)	38,902	56,780	(14,596)	42,184
	483,420	(91,862)	391,558	484,455	(75,713)	408,742

Unamortized intangible assets:
Brands, trademark and tradenames	338,207	—	338,207	339,383	—	339,383

Total intangible assets	$821,627	$(91,862)	$729,765	$823,838	$(75,713)	$748,125

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Sixteen Week Periods Ended April 25, 2015 and April 19, 2014
(in thousands, except per share data)
(unaudited)

Future Amortization Expense

The table below shows expected amortization expense for the next five years for acquired intangible assets recorded as of April 25, 2015:

Fiscal Year	Amount
Remainder of 2015	$35,869
2016	48,197
2017	45,844
2018	42,834
2019	32,074
Thereafter	186,740

5. Receivables, net:

Receivables consist of the following:

	April 25, 2015	January 3, 2015
Trade	$405,500	$360,922
Vendor	234,321	222,476
Other	9,927	12,579
Total receivables	649,748	595,977
Less: Allowance for doubtful accounts	(17,822)	(16,152)
Receivables, net	$631,926	$579,825

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Sixteen Week Periods Ended April 25, 2015 and April 19, 2014
(in thousands, except per share data)
(unaudited)

6. Long-term Debt:

Long-term debt consists of the following:

	April 25, 2015	January 3, 2015
Revolving facility at variable interest rates (1.69% and 2.45% at April 25, 2015 and January 3, 2015, respectively, due December 5, 2018)	$66,700	$93,400
Term loan at variable interest rates (1.77% and 1.72% at April 25, 2015 and January 3, 2015, respectively) due January 2, 2019	490,000	490,000
5.75% Senior Unsecured Notes (net of unamortized discount of $709 and $746 at April 25, 2015 and January 3, 2015, respectively) due May 1, 2020	299,291	299,254
4.50% Senior Unsecured Notes (net of unamortized discount of $69 and $72 at April 25, 2015 and January 3, 2015, respectively) due January 15, 2022	299,931	299,928
4.50% Senior Unsecured Notes (net of unamortized discount of $1,235 and $1,271 at April 25, 2015 and January 3, 2015, respectively) due December 1, 2023	448,765	448,729
Other	5,587	5,582
	1,610,274	1,636,893
Less: Current portion of long-term debt	(587)	(582)
Long-term debt, excluding current portion	$1,609,687	$1,636,311

Bank Debt

The Company has a credit agreement (the “2013 Credit Agreement”) which provides a $700,000 unsecured term loan and a $1,000,000 unsecured revolving credit facility with Advance Stores, as Borrower, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent. The revolving credit facility also provides for the issuance of letters of credit with a sub-limit of $300,000 and swingline loans in an amount not to exceed $50,000. The Company may request, subject to agreement by one or more lenders, that the total revolving commitment be increased by an amount not to exceed $250,000 by those respective lenders (up to a total commitment of $1,250,000) during the term of the 2013 Credit Agreement. Voluntary prepayments and voluntary reductions of the revolving balance are permitted in whole or in part, at the Company’s option, in minimum principal amounts as specified in the 2013 Credit Agreement. Under the terms of the 2013 Credit Agreement the revolving credit facility terminates in December 2018 and the term loan matures in January 2019.

As of April 25, 2015, under the 2013 Credit Agreement, the Company had outstanding borrowings of $66,700 under the revolver and $490,000 under the term loan. As of April 25, 2015, the Company also had letters of credit outstanding of $124,334, which reduced the availability under the revolver to $808,966. The letters of credit generally have a term of one year or less and primarily serve as collateral for the Company’s self-insurance policies.

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

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Sixteen Week Periods Ended April 25, 2015 and April 19, 2014
(in thousands, except per share data)
(unaudited)

The 2013 Credit Agreement contains customary covenants restricting the ability of: (a) subsidiaries of Advance Stores to, among other things, create, incur or assume additional debt; (b) Advance Stores and its subsidiaries to, among other things, (i) incur liens, (ii) make loans and investments, (iii) guarantee obligations, and (iv) change the nature of its business conducted by itself and its subsidiaries; (c) Advance, Advance Stores and their subsidiaries to, among other things (i) engage in certain mergers, acquisitions, asset sales and liquidations, (ii) enter into certain hedging arrangements, (iii) enter into restrictive agreements limiting its ability to incur liens on any of its property or assets, pay distributions, repay loans, or guarantee indebtedness of its subsidiaries, and (iv) engage in sale-leaseback transactions; and (d) Advance, among other things, to change its holding company status. Advance and Advance Stores are required to comply with financial covenants with respect to a maximum leverage ratio and a minimum consolidated coverage ratio. The 2013 Credit Agreement also provides for customary events of default, including non-payment defaults, covenant defaults and cross-defaults to Advance Stores’ other material indebtedness. The Company was in compliance with its covenants with respect to the 2013 Credit Agreement as of April 25, 2015 and January 3, 2015.

Senior Unsecured Notes

The Company's 4.50% senior unsecured notes were issued in December 2013 at 99.69% of the principal amount of $450,000 and are due December 1, 2023 (the “2023 Notes”). The 2023 Notes bear interest at a rate of 4.50% per year payable semi-annually in arrears on June 1 and December 1 of each year. The Company's 4.50% senior unsecured notes were issued in January 2012 at 99.968% of the principal amount of $300,000 and are due January 15, 2022 (the “2022 Notes”). The 2022 Notes bear interest at a rate of 4.50% per year payable semi-annually in arrears on January 15 and July 15 of each year. The Company’s 5.75% senior unsecured notes were issued in April 2010 at 99.587% of the principal amount of $300,000 and are due May 1, 2020 (the “2020 Notes” or collectively with the 2023 Notes and the 2022 Notes, “the Notes”). The 2020 Notes bear interest at a rate of 5.75% per year payable semi-annually in arrears on May 1 and November 1 of each year. Advance served as the issuer of the Notes with certain of Advance's domestic subsidiaries currently serving as subsidiary guarantors. The terms of the Notes are governed by an indenture (as amended, supplemented, waived or otherwise modified, the “Indenture”) among the Company, the subsidiary guarantors from time to time party thereto and Wells Fargo Bank, National Association, as Trustee.

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

Debt Guarantees

The Company is a guarantor of loans made by banks to various independently-owned Carquest stores that are customers of the Company ("Independents") totaling $30,957 as of April 25, 2015. The Company has concluded that some of these

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Sixteen Week Periods Ended April 25, 2015 and April 19, 2014
(in thousands, except per share data)
(unaudited)

guarantees meet the definition of a variable interest in a variable interest entity. However, the Company does not have the power to direct the activities that most significantly affect the economic performance of the Independents and therefore is not the primary beneficiary of these stores. Upon entering into a relationship with certain Independents, the Company guaranteed the debt of those stores to aid in the procurement of business loans. These loans are collateralized by security agreements on merchandise inventory and other assets of the borrowers. The approximate value of the inventory collateralized in these agreements is $70,210 as of April 25, 2015. The Company believes that the likelihood of performance under these guarantees is remote, and any fair value attributable to these guarantees would be very minimal.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

During the sixteen weeks ended April 25, 2015, the Company had no significant assets or liabilities that were measured at fair value on a recurring basis.

The carrying amount of the Company’s cash and cash equivalents, accounts receivable, bank overdrafts, accounts payable, accrued expenses and the current portion of long term debt approximate their fair values due to the relatively short term nature of these instruments. The fair value of the Company’s senior unsecured notes was determined using Level 2 inputs based on quoted market prices, and the Company believes that the carrying value of its other long-term debt and certain long-term liabilities approximate fair value. The carrying value and fair value of the Company's long-term debt as of April 25, 2015 and January 3, 2015, respectively, are as follows:

	April 25, 2015	January 3, 2015
Carrying Value	$1,609,687	$1,636,311
Fair Value	$1,689,000	$1,728,000

Non-Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). During the sixteen weeks ended April 25, 2015, the Company had no significant fair value measurements of non-financial assets or liabilities subsequent to initial recognition.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Sixteen Week Periods Ended April 25, 2015 and April 19, 2014
(in thousands, except per share data)
(unaudited)

8. Stock Repurchases:

The Company’s stock repurchase program allows it to repurchase its common stock on the open market or in privately negotiated transactions from time to time in accordance with the requirements of the SEC. The Company's $500,000 stock repurchase program in place as of April 25, 2015 was authorized by its Board of Directors on May 14, 2012.

During the sixteen week period ended April 25, 2015 the Company repurchased no shares of its common stock under its stock repurchase program. The Company had $415,092 remaining under its stock repurchase program as of April 25, 2015.

The Company repurchased 10 shares of its common stock at an aggregate cost of $1,590, or an average price of $158.21 per share, in connection with the net settlement of shares issued as a result of the vesting of restricted stock and restricted stock units during the sixteen weeks ended April 25, 2015.

9. Earnings per Share:

Certain of the Company’s shares granted to Team Members in the form of restricted stock and restricted stock units are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per share. For the sixteen week periods ended April 25, 2015 and April 19, 2014, earnings of $534 and $440, respectively, were allocated to the participating securities.

Diluted earnings per share are calculated by including the effect of dilutive securities. Share-based awards to purchase approximately 7 and 19 shares of common stock that had an exercise price in excess of the average market price of the common stock during the sixteen week periods ended April 25, 2015 and April 19, 2014, respectively, were not included in the calculation of diluted earnings per share because they were anti-dilutive.

The following table illustrates the computation of basic and diluted earnings per share for the sixteen week periods ended April 25, 2015 and April 19, 2014, respectively:

	Sixteen Weeks Ended
	April 25, 2015	April 19, 2014
Numerator
Net income	$148,112	$147,726
Participating securities' share in earnings	(534)	(440)
Net income applicable to common shares	$147,578	$147,286
Denominator
Basic weighted average common shares	73,122	72,869
Dilutive impact of share-based awards	531	486
Diluted weighted average common shares	73,653	73,355

Basic earnings per common share
Net income applicable to common stockholders	$2.02	$2.02

Diluted earnings per common share
Net income applicable to common stockholders	$2.00	$2.01

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Sixteen Week Periods Ended April 25, 2015 and April 19, 2014
(in thousands, except per share data)
(unaudited)

10. Warranty Liabilities:

The following table presents changes in the Company’s warranty reserves:

	April 25, 2015	January 3, 2015
	(16 weeks ended)	(53 weeks ended)
Warranty reserve, beginning of period	$47,972	$39,512
Reserves acquired with GPI	—	4,490
Additions to warranty reserves	14,840	52,306
Reserves utilized	(14,343)	(48,336)

Warranty reserve, end of period	$48,469	$47,972

The Company’s warranty liabilities are included in Accrued expenses in its condensed consolidated balance sheets.

11. Condensed Consolidating Financial Statements:

Certain 100% wholly-owned domestic subsidiaries of Advance, including its Material Subsidiaries (as defined in the 2013 Credit Agreement) serve as guarantors of Advance's senior unsecured notes ("Guarantor Subsidiaries"). The subsidiary guarantees related to Advance's senior unsecured notes are full and unconditional and joint and several, and there are no restrictions on the ability of Advance to obtain funds from its Guarantor Subsidiaries. Certain of Advance's wholly-owned subsidiaries, including all of its foreign subsidiaries, do not serve as guarantors of Advance's senior unsecured notes ("Non-Guarantor Subsidiaries"). The Non-Guarantor Subsidiaries do not qualify as minor as defined by SEC regulations. Accordingly, the Company presents below the condensed consolidating financial information for the Guarantor Subsidiaries and Non-Guarantor Subsidiaries. Investments in subsidiaries of the Company are required to be presented under the equity method, even though all such subsidiaries meet the requirements to be consolidated under GAAP.

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

The following tables present condensed consolidating balance sheets as of April 25, 2015 and January 3, 2015 and condensed consolidating statements of operations, comprehensive income and cash flows for the sixteen weeks ended April 25, 2015 and April 19, 2014, and should be read in conjunction with the condensed consolidated financial statements herein.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Sixteen Week Periods Ended April 25, 2015 and April 19, 2014
(in thousands, except per share data)
(unaudited)

Condensed Consolidating Balance Sheets
As of April 25, 2015

	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$9	$74,102	$49,719	$(9)	$123,821
Receivables, net	—	596,236	35,690	—	631,926
Inventories, net	—	3,922,450	182,327	—	4,104,777
Other current assets	2,200	73,950	2,111	(1,920)	76,341
Total current assets	2,209	4,666,738	269,847	(1,929)	4,936,865
Property and equipment, net of accumulated depreciation	172	1,387,143	10,635	—	1,397,950
Assets held for sale	—	615	—	—	615
Goodwill	—	940,817	52,459	—	993,276
Intangible assets, net	—	674,684	55,081	—	729,765
Other assets, net	12,918	80,247	638	(5,579)	88,224
Investment in subsidiaries	2,203,853	287,084	—	(2,490,937)	—
Intercompany note receivable	1,047,987	—	—	(1,047,987)	—
Due from intercompany, net	—	—	219,554	(219,554)	—
	$3,267,139	$8,037,328	$608,214	$(3,765,986)	$8,146,695
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$—	$587	$—	$—	$587
Accounts payable	66	2,874,415	264,093	—	3,138,574
Accrued expenses	2,921	512,705	22,599	(1,294)	536,931
Other current liabilities	—	129,156	19,865	(635)	148,386
Total current liabilities	2,987	3,516,863	306,557	(1,929)	3,824,478
Long-term debt	1,047,987	561,700	—	—	1,609,687
Other long-term liabilities	—	556,948	14,573	(5,579)	565,942
Intercompany note payable	—	1,047,987	—	(1,047,987)	—
Due to intercompany, net	69,577	149,977	—	(219,554)	—
Commitments and contingencies

Stockholders' equity	2,146,588	2,203,853	287,084	(2,490,937)	2,146,588
	$3,267,139	$8,037,328	$608,214	$(3,765,986)	$8,146,695

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Sixteen Week Periods Ended April 25, 2015 and April 19, 2014
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

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Sixteen Week Periods Ended April 25, 2015 and April 19, 2014
(in thousands, except per share data)
(unaudited)

Condensed Consolidating Statements of Operations
For the Sixteen weeks ended April 25, 2015

	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$2,955,591	$171,385	$(88,743)	$3,038,233
Cost of sales, including purchasing and warehousing costs	—	1,610,362	122,690	(88,743)	1,644,309
Gross profit	—	1,345,229	48,695	—	1,393,924
Selling, general and administrative expenses	4,728	1,115,813	29,123	(18,268)	1,131,396
Operating (loss) income	(4,728)	229,416	19,572	18,268	262,528
Other, net:
Interest expense	(16,282)	(5,582)	87	—	(21,777)
Other income (expense), net	21,012	(2,181)	(2,471)	(18,268)	(1,908)
Total other, net	4,730	(7,763)	(2,384)	(18,268)	(23,685)
Income before provision for income taxes	2	221,653	17,188	—	238,843
Provision for income taxes	10	87,718	3,003	—	90,731
(Loss) Income before equity in earnings of subsidiaries	(8)	133,935	14,185	—	148,112
Equity in earnings of subsidiaries	148,120	14,185	—	(162,305)	—
Net income	$148,112	$148,120	$14,185	$(162,305)	$148,112

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Sixteen Week Periods Ended April 25, 2015 and April 19, 2014
(in thousands, except per share data)
(unaudited)

Condensed Consolidating Statements of Operations
For the Sixteen weeks ended April 19, 2014

	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$2,886,146	$153,236	$(69,883)	$2,969,499
Cost of sales, including purchasing and warehousing costs	—	1,575,210	111,050	(69,883)	1,616,377
Gross profit	—	1,310,936	42,186	—	1,353,122
Selling, general and administrative expenses	3,965	1,081,198	29,572	(17,415)	1,097,320
Operating (loss) income	(3,965)	229,738	12,614	17,415	255,802
Other, net:
Interest expense	(16,030)	(7,454)	(158)	—	(23,642)
Other income (expense), net	20,048	(3,027)	997	(17,415)	603
Total other, net	4,018	(10,481)	839	(17,415)	(23,039)
Income before provision for income taxes	53	219,257	13,453	—	232,763
Provision for income taxes	67	82,558	2,412	—	85,037
(Loss) Income before equity in earnings of subsidiaries	(14)	136,699	11,041	—	147,726
Equity in earnings of subsidiaries	147,740	11,041	—	(158,781)	—
Net income	$147,726	$147,740	$11,041	$(158,781)	$147,726

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Sixteen Week Periods Ended April 25, 2015 and April 19, 2014
(in thousands, except per share data)
(unaudited)

Condensed Consolidating Statements of Comprehensive Earnings
For the Sixteen Weeks ended April 25, 2015

	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$148,112	$148,120	$14,185	$(162,305)	$148,112
Other comprehensive loss:
Changes in net unrecognized other postretirement benefit costs	—	(178)	—	—	(178)
Currency translation adjustments	—	—	(7,463)	—	(7,463)
Equity in other comprehensive loss of subsidiaries	(7,641)	(7,463)	—	15,104	—
Other comprehensive loss	(7,641)	(7,641)	(7,463)	15,104	(7,641)
Comprehensive income	$140,471	$140,479	$6,722	$(147,201)	$140,471

Condensed Consolidating Statements of Comprehensive Earnings
For the Sixteen Weeks ended April 19, 2014

	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$147,726	$147,740	$11,041	$(158,781)	$147,726
Other comprehensive loss:
Changes in net unrecognized other postretirement benefit costs	—	(184)	—	—	(184)
Currency translation adjustments	—	—	(3,240)	—	(3,240)
Other comprehensive loss	—	(184)	(3,240)	—	(3,424)
Comprehensive income	$147,726	$147,556	$7,801	$(158,781)	$144,302

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Sixteen Week Periods Ended April 25, 2015 and April 19, 2014
(in thousands, except per share data)
(unaudited)

Condensed Consolidating Statements of Cash Flows
For the Sixteen weeks ended April 25, 2015

	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$—	$98,629	$3,582	$—	$102,211
Cash flows from investing activities:
Purchases of property and equipment	—	(56,157)	(881)	—	(57,038)
Business acquisitions, net of cash acquired	—	(433)		—	(433)
Proceeds from sales of property and equipment	—	291	4	—	295
Net cash used in investing activities	—	(56,299)	(877)	—	(57,176)
Cash flows from financing activities:
Increase in bank overdrafts	—	3,362	8,266	—	11,628
Borrowings under credit facilities	—	442,600	—	—	442,600
Payments on credit facilities	—	(469,300)	—	—	(469,300)
Dividends paid	—	(8,813)	—	—	(8,813)
Proceeds from the issuance of common stock, primarily exercise of stock options	—	1,352	—	—	1,352
Tax withholdings related to the exercise of stock appreciation rights	—	(7,572)	—	—	(7,572)
Excess tax benefit from share-based compensation	—	6,498	—	—	6,498
Repurchase of common stock	—	(1,590)	—	—	(1,590)
Other	—	(110)	—	—	(110)
Net cash (used in) provided by financing activities	—	(33,573)	8,266	—	(25,307)
Effect of exchange rate changes on cash	—	—	(578)	—	(578)
Net increase in cash and cash equivalents	—	8,757	10,393	—	19,150
Cash and cash equivalents, beginning of period	9	65,345	39,326	(9)	104,671
Cash and cash equivalents, end of period	$9	$74,102	$49,719	$(9)	$123,821

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Sixteen Week Periods Ended April 25, 2015 and April 19, 2014
(in thousands, except per share data)
(unaudited)

Condensed Consolidating Statements of Cash Flows
For the Sixteen weeks ended April 19, 2014

	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$—	$74,815	$6,316	$—	$81,131
Cash flows from investing activities:
Purchases of property and equipment	—	(59,257)	(1,272)	—	(60,529)
Business acquisitions, net of cash acquired	—	(2,056,937)	—	—	(2,056,937)
Proceeds from sales of property and equipment	—	33	—	—	33
Net cash used in investing activities	—	(2,116,161)	(1,272)	—	(2,117,433)
Cash flows from financing activities:				—
Decrease in bank overdrafts	—	(5,504)	—	(292)	(5,796)
Borrowings under credit facilities	—	1,527,600	—	—	1,527,600
Payments on credit facilities	—	(508,600)	—	—	(508,600)
Dividends paid	—	(8,781)	—	—	(8,781)
Proceeds from the issuance of common stock, primarily exercise of stock options	—	2,979	—	—	2,979
Tax withholdings related to the exercise of stock appreciation rights	—	(3,118)	—	—	(3,118)
Excess tax benefit from share-based compensation	—	4,165	—	—	4,165
Repurchase of common stock	—	(615)	—	—	(615)
Other	—	(232)	—	—	(232)
Net cash provided by financing activities	—	1,007,894	—	(292)	1,007,602
Effect of exchange rate changes on cash	—	—	(413)	—	(413)
Net (decrease) increase in cash and cash equivalents	—	(1,033,452)	4,631	(292)	(1,029,113)
Cash and cash equivalents, beginning of period	9	1,106,766	5,696	—	1,112,471
Cash and cash equivalents, end of period	$9	$73,314	$10,327	$(292)	$83,358

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the notes to those statements that appear elsewhere in this report. Our first quarter consists of 16 weeks divided into four equal periods. Our remaining three quarters consist of 12 weeks with each quarter divided into three equal periods, with the exception of the fourth quarter of fiscal 2014 which contained 13 weeks due to our 53-week fiscal year in 2014. Our next 53-week fiscal year is 2020. Unless the context otherwise requires, "Advance," "we," "us," "our," and similar terms refer to Advance Auto Parts, Inc., its predecessor, its subsidiaries and their respective operations.

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

Listed below and discussed in our Annual Report on Form 10-K for the year ended January 3, 2015 (filed with the Securities and Exchange Commission, or SEC, on March 3, 2015), which we refer to as our 2014 Form 10-K, are some important risks, uncertainties and contingencies which could cause our actual results, performance or achievements to be materially different from any forward-looking statements made or implied in this report. These include, but are not limited to, the following:

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

Introduction

We are the largest automotive aftermarket parts provider in North America, serving both "do-it-for me", or Commercial, and "do-it-yourself", or DIY, customers in the automotive aftermarket. As of April 25, 2015, we operated a total of 5,235 stores and 115 distribution branches. We operated primarily within the United States, with additional locations in Canada, Puerto Rico and the U.S. Virgin Islands. Our stores operate primarily under the trade names "Advance Auto Parts," "Autopart International" and "Carquest," and our distribution branches operate under the "Worldpac" trade name. In addition, we serve approximately 1,300 independently-owned Carquest stores.

Our stores and branches offer a broad selection of brand name, original equipment manufacturer ("OEM") and private label automotive replacement parts, accessories, batteries and maintenance items for domestic and imported cars, vans, sport utility vehicles and light and heavy duty trucks. Through our integrated operating approach, we serve our Commercial and DIY customers from our store locations and online at www.AdvanceAutoParts.com, www.Carquest.com and www.Worldpac.com. Our DIY customers can elect to pick up merchandise ordered online at a conveniently located store or have their purchases shipped directly to them. Our Commercial customers consist primarily of delivery customers for whom we deliver products from our store and branch locations to our Commercial customers’ places of business, including independent garages, service stations and auto dealers. Our Commercial customers can conveniently place their orders online.

Management Overview

We generated diluted earnings per share, or diluted EPS, of $2.00 during our sixteen weeks ended April 25, 2015 (or the first quarter of Fiscal 2015) compared to $2.01 for the comparable period of Fiscal 2014. The decrease in our diluted EPS was driven primarily by integration costs associated with the ongoing integration of GPI and other store consolidation expenses partially offset by modest sales growth and profitability rate expansion, excluding the integration and consolidation expenses. When adjusted for the following comparable adjustments, our comparable earnings per diluted share ("Comparable Cash EPS") was $2.39 during the first quarter of Fiscal 2015 compared to $2.25 during the comparable period of Fiscal 2014:

	Q1 2015	Q1 2014
GPI integration and store consolidation expenses	$0.28	$0.13
Amortization related to the acquired intangible assets from GPI	$0.11	$0.11

Refer to the "Reconciliation of Non-GAAP Financial Measures" section for further details of our comparable adjustments.

Our comparable store sales increased 0.7% compared to the first quarter of Fiscal 2014 driven by modest growth in our Commercial sales partially offset by a slight decrease in our DIY sales. Despite a continued favorable outlook in the automotive aftermarket industry, our sales growth was negatively impacted by periods of severe weather in our Northeastern and Great Lakes markets and integration disruptions as we entered into the more complex phase of our integration of GPI. During the first quarter, we began or completed a number of critical integration steps including - (i) integration of our Advance Auto ("AAP") and Carquest ("CQUS") field organizations, (ii) product and brand conversions and (iii) alignment of pricing. While we had planned for a degree of disruption, the sales impact was more than we had anticipated. Areas of business not impacted by the integration performed significantly better, including our Worldpac and Carquest Canada businesses and a number of regions in our AAP and CQUS business.

Summary of First Quarter Financial Results

A high-level summary of our financial results for the first quarter of Fiscal 2015 is included below:

•
Total sales during the first quarter of Fiscal 2015 were $3,038.2 million, an increase of 2.3% as compared to the first quarter of Fiscal 2014. This increase was primarily driven by a comparable store sales increase of 0.7% and new stores opened during the past 12 months.

•
Our operating income for the first quarter of Fiscal 2015 was $262.5 million, an increase of $6.7 million from the comparable period of Fiscal 2014. As a percentage of total sales, operating income was 8.6%, or approximately flat to the comparable period of Fiscal 2014, inclusive of the integration expenses.

•	Our inventory balance as of April 25, 2015 increased $167.8 million, or 4.3%, over our inventory balance as of January 3, 2015, driven mainly by inventory upgrades and new stores and branches.

•
We generated operating cash flow of $102.2 million during the sixteen weeks ended April 25, 2015, an increase of 26.0% from the comparable period in Fiscal 2014, primarily due to fluctuations in accrued expenses and other assets due to the timing of payments. This was partially offset by inventory growth, net of accounts payable.

Refer to the "Results of Operations" and "Liquidity and Capital Resources" sections for further details of our income statement and cash flow results, respectively.

Business and Industry Update

In 2015, we have two essential priorities - (i) deliver base business results by executing under our key strategies of Superior Availability and Service Leadership and (ii) successfully achieve the goals of the multi-year GPI integration plan. Our key strategies remain consistent with 2014. Superior Availability is aimed at product availability and maximizing the speed, reliability and efficiency of our supply chain. Service Leadership leverages our product availability in addition to more consistent execution of customer-facing initiatives to strengthen our integrated operating approach of serving our customers in our stores and on-line. Through these two key strategies and the integration of GPI, we believe we can continue to build on the initiatives discussed below to produce favorable financial results over the long term. Sales to Commercial customers remain the biggest opportunity for us to increase our overall market share in the automotive aftermarket industry. Our Commercial sales, as a percentage of total sales, increased to 57% for the first quarter of Fiscal 2015 compared to 56% for the same period in Fiscal 2014.

We continue to make progress in our strategic priorities, which include:

•
Growing our Commercial business by meeting customers' needs through our family of store names and brands, increased volume with national and regional accounts, growth in our banner programs in our AAP and CQUS stores, and ongoing GPI integration and store consolidations/conversions;

•
Improving localized parts availability through the continued increase in the number of our larger HUB stores, cross- sourcing network between store brands, and leveraging the advancement of our supply chain infrastructure, including increase in stores receiving daily deliveries from our distribution centers and the late 2014 opening of our Hartford, CT distribution center;

•
Maintaining a steady new store growth rate including new markets utilizing both Advance Auto Parts and Carquest brands and renewed emphasis and investment in our DIY business, including the roll-out of our Speedperks loyalty program and other new marketing programs; and

•
Continuing our focus on store execution through more effective scheduling, increased productivity and simplification, improved product on-hand accuracy, expanded sales training and continued measurement of customer satisfaction.

As referenced earlier, we began the more complex phase of our GPI integration plan during the first quarter. We previously made good progress with the initial phases of our integration plan in Fiscal 2014, which included (i) realigning our store support centers ("SSC"), (ii) completing negotiations with vendors, (iii) developing cross-sourcing networks between all of our stores and branches and (iv) completing the first 110 AAP/CQUS consolidations and conversions. Beginning in late 2014 and into early 2015, we moved into the more operational phase of the integration including - (i) integration of our AAP/CQUS field organizations, (ii) product and brand conversions and (iii) alignment of pricing. These critical steps of the integration plan heavily impact virtually all of our team members throughout the SSC, supply chain teams and stores as well as many of our Commercial customers who are supported by these teams. While there will be multiple periods of significant change during the integration, we believe we are taking the rights steps to minimize the learning curves of change and begin to move forward with less disruption to our business compared to what we experienced in the first quarter.

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

Favorable industry dynamics include:

•	an increase in the number of vehicles and stabilization of the average age of vehicles;

•	a long-term expectation that miles driven will continue to increase based on historical trends; and

•	a steadily improving job market and lower fuel prices.

Conversely, the factors negatively affecting the automotive aftermarket industry include:

•	deferral of elective automotive maintenance in the near term as more consumers contemplate new automobile purchases; and

•	longer maintenance and part failure intervals on newer cars due to improved quality.

We remain encouraged by the (i) stability of the automotive aftermarket industry and (ii) initiatives that we have underway to support our base business and integration strategies.

Store Development

We serve our Commercial and DIY customers in a similar fashion through four different store brands. The table below sets forth detail of our store development activity for the sixteen weeks ended April 25, 2015, including the consolidation and conversion of stores as part of our integration plans, and the number of locations with Commercial delivery programs. During Fiscal 2015, we anticipate adding approximately 100 to 120 new stores and branches.

	AAP	AI	BWP	CARQUEST	WORLDPAC	Total
January 3, 2015	3,888	210	38	1,125	111	5,372
New	20	—	—	1	4	25
Closed	(6)	—	—	(1)	—	(7)
Consolidated (1)	(1)	(25)	(2)	(12)	—	(40)
Converted (2)	7	(4)	—	(3)	—	—
April 25, 2015	3,908	181	36	1,110	115	5,350
Locations with commercial delivery programs	3,504	181	36	1,110	115	4,946
(1) Consolidated stores include AI, BWP and Carquest stores whose operations were consolidated into existing AAP locations as a result of the planned integration of AI, BWP and Carquest.
(2) Converted stores include AI, BWP and Carquest stores that were re-branded as an AAP store as a result of the planned integration of AI, BWP and Carquest.

Critical Accounting Policies

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Our discussion and analysis of the financial condition and results of operations are based on these financial statements. The preparation of these financial statements requires the application of accounting policies in addition to certain estimates and judgments by our management. Our estimates and judgments are based on currently available information, historical results and other assumptions we believe are reasonable. Actual results could differ materially from these estimates. During the sixteen weeks ended April 25, 2015, we consistently applied the critical accounting policies discussed in our 2014 Form 10-K. For a complete discussion regarding these critical accounting policies, refer to the 2014 Form 10-K.

Components of Statement of Operations

Net Sales

Net sales consist primarily of merchandise sales from our store and branch locations to both our Commercial and DIY customers, sales from our e-commerce websites and sales to independently-owned Carquest stores. Sales are recorded net of discounts and rebates, sales taxes and estimated returns and allowances. Our total sales growth is comprised of both comparable store sales and new store sales. We calculate comparable store sales based on the change in store sales starting once a store has been open for 13 complete accounting periods (approximately one year) and by including e-commerce sales. Sales to independently-owned Carquest stores are excluded from our comparable store sales. We include sales from relocated stores in comparable store sales from the original date of opening. Acquired stores are included in our comparable store sales once the stores have completed 13 complete accounting periods following the acquisition date (approximately one year).

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

Results of Operations

The following table sets forth certain of our operating data expressed as a percentage of net sales for the periods indicated.

	Sixteen Week Periods Ended
	April 25, 2015	April 19, 2014
Net sales	100.0%	100.0%
Cost of sales, including purchasing and warehousing costs	54.1	54.4
Gross profit	45.9	45.6
Selling, general and administrative expenses	37.2	37.0
Operating income	8.6	8.6
Interest expense	(0.7)	(0.8)
Other expense, net	(0.1)	0.0
Provision for income taxes	3.0	2.9
Net income	4.9%	5.0%

Sixteen Week Periods Ended April 25, 2015 Compared to Sixteen Week Periods Ended April 19, 2014

Net Sales

Net sales for the sixteen weeks ended April 25, 2015 were $3,038.2 million, an increase of $68.7 million, or 2.3%, as compared to net sales for the sixteen weeks ended April 19, 2014. The sales increase was primarily due to our comparable store sales increase of 0.7% and the addition of 127 stores, net of closed stores, and 10 new branches. Our comparable store sales increase was driven by modest growth in our Commercial sales partially offset by a slight decrease in our DIY sales. Despite a continued favorable outlook in the automotive aftermarket industry, our sales and customer traffic were negatively impacted by periods of severe weather in our Northeastern and Great Lakes markets and integration disruptions as we entered into the more complex phases of our integration of GPI.

Gross Profit

Gross profit for the sixteen weeks ended April 25, 2015 was $1,393.9 million, or 45.9% of net sales, as compared to $1,353.1 million, or 45.6% of net sales, for the comparable period of last year, representing an increase of 31 basis points. The 31 basis-point increase in gross profit rate was driven primarily by merchandise costs synergies partially offset by the costs from our new Hartford, CT distribution center opened in late 2014.

SG&A

SG&A expenses for the sixteen weeks ended April 25, 2015 were $1,131.4 million, or 37.2% of net sales, as compared to $1,097.3 million, or 37.0% of net sales, for the comparable period of last year, representing an increase of 29 basis points. This increase as a percentage of net sales was primarily due to an increase in GPI integration and store consolidation expenses and higher advertising expenses partially offset by GPI integration cost synergies and lower incentive compensation.

Operating Income

Operating income for the sixteen weeks ended April 25, 2015 was $262.5 million, or 8.6% of net sales, as compared to $255.8 million, or 8.6% of net sales, for the comparable period of last year. The rate is reflective of an increase in our gross profit rate, offset by an unfavorable change in our SG&A rate from the comparable period of Fiscal 2014. These changes on a rate basis were due to the gross profit and SG&A drivers previously discussed.

Interest Expense

Interest expense for the sixteen weeks ended April 25, 2015 was $21.8 million, or 0.7% of net sales, as compared to $23.6 million, or 0.8% of net sales, for the comparable period in Fiscal 2014. The decrease in interest expense is due to repayments made on our credit facility over the last year.

Income Taxes

Income tax expense for the sixteen weeks ended April 25, 2015 was $90.7 million, as compared to $85.0 million for the comparable period of Fiscal 2014. Our effective income tax rate was 38.0% and 36.5% for the sixteen weeks ended April 25, 2015 and April 19, 2014, respectively. The lower rate for the sixteen weeks ended April 19, 2014 was due to a favorable state tax settlement during the quarter.

Net Income

Net income for the sixteen weeks ended April 25, 2015 was $148.1 million, or $2.00 per diluted share, as compared to $147.7 million, or $2.01 per diluted share, for the comparable period of Fiscal 2014. As a percentage of net sales, net income for the sixteen weeks ended April 25, 2015 was 4.9%, as compared to 5.0% for the comparable period of Fiscal 2014. Negatively impacting diluted EPS and net income in the first quarter of Fiscal 2015 and Fiscal 2014 were GPI integration and store consolidation expenses and amortization of intangible assets related to the GPI acquisition of $45.8 million and $28.6 million, respectively, or $0.39 and $0.24 per diluted share, respectively.

Reconciliation of Non-GAAP Financial Measures

"Management’s Discussion and Analysis of Financial Condition and Results of Operations" include certain financial measures not derived in accordance with generally accepted accounting principles (“GAAP”). Non-GAAP financial measures should not be used as a substitute for GAAP financial measures, or considered in isolation, for the purpose of analyzing our operating performance, financial position or cash flows. However, we have presented the non-GAAP financial measures, as we believe the reporting of financial results on a non-GAAP basis to remain comparable is important in assessing the overall performance of the business and is therefore useful to investors and prospective investors. We believe that the presentation of financial results that exclude non-cash charges related to the acquired GPI intangibles and expenses associated with the integration of GPI provide meaningful supplemental information to both management and investors, which is indicative of our base operations. We have included a reconciliation of this information to the most comparable GAAP measures in the following table.

	(in thousands, except per share data)

	Q1 2015			Q1 2014
	As Reported	Comparable Adjustments (a)	Comparable	As Reported	Comparable Adjustments (a)	Comparable
	(16 weeks)		(16 weeks)	(16 weeks)		(16 weeks)
Net sales	$3,038,233	$—	$3,038,233	$2,969,499	$—	$2,969,499
Cost of sales	1,644,309	—	1,644,309	1,616,377	—	1,616,377
Gross profit	1,393,924	—	1,393,924	1,353,122	—	1,353,122
Selling, general and administrative expenses	1,131,396	(45,751)	1,085,645	1,097,320	(28,579)	1,068,741
Operating income	262,528	45,751	308,279	255,802	28,579	284,381
Other, net:
Interest expense	(21,777)	—	(21,777)	(23,642)	—	(23,642)
Other income, net	(1,908)	—	(1,908)	603	—	603
Total other, net	(23,685)	—	(23,685)	(23,039)	—	(23,039)
Income before provision for income taxes	238,843	45,751	284,594	232,763	28,579	261,342
Provision for income taxes	90,731	17,385	108,116	85,037	10,860	95,897
Net income	$148,112	$28,366	$176,478	$147,726	$17,719	$165,445

Basic earnings per common share (b)	$2.02	$0.38	$2.40	$2.02	$0.24	$2.26
Diluted earnings per common share (b)	$2.00	$0.39	$2.39	$2.01	$0.24	$2.25

Weighted average common shares outstanding (b)	73,122	73,122	73,122	72,869	72,869	72,869
Weighted average diluted common shares outstanding (b)	73,653	73,653	73,653	73,355	73,355	73,355

(a)
The comparable adjustments to Selling, general and administrative expenses for Q1 2015 include GPI integration and store consolidation costs of $32,705 and GPI amortization of acquired intangible assets of $13,046. The comparable adjustments to Selling, general and administration expenses for Q1 2014 include GPI integration and store consolidation costs of $15,523 and GPI amortization of acquired intangible assets of $13,056.

(b)
Weighted average common shares outstanding is calculated based on the weighted average number of shares outstanding during the quarter. At April 25, 2015 and April 19, 2014, we had 73,168 and 72,947 shares outstanding, respectively.

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

At April 25, 2015, our cash and cash equivalents balance was $123.8 million, an increase of $19.2 million compared to January 3, 2015 (the end of Fiscal 2014). This increase in cash during the sixteen weeks ended April 25, 2015 was primarily a result of cash generated by operating activities, net of capital expenditures, debt repayments and dividends. Additional discussion of our cash flow results, including the comparison of the activity for the sixteen weeks ended April 25, 2015 to the comparable period of Fiscal 2014, is set forth in the Analysis of Cash Flows section.

As of April 25, 2015, our outstanding indebtedness was $1,610.3 million, or $26.6 million lower when compared to January 3, 2015, as a result of repayments on our credit facility. Additionally, we had $124.3 million in letters of credit outstanding, which reduced the available borrowings on our revolver to $809.0 million as of April 25, 2015. The letters of credit generally have a term of one year or less and primarily serve as collateral for our self-insurance policies.

GPI Integration and Exit Activities

We expect to incur approximately $80.0 million of GPI integration and store consolidation costs in Fiscal 2015. We expect these integration costs to be more than offset by by savings from acquisition synergies which are expected to increase to an annualized run-rate of $160.0 million by the end of 2016. During the first quarter of 2015, we incurred $32.7 million of GPI integration and store consolidation costs offset by approximately $32.0 million of synergies.

Capital Expenditures

Our primary capital requirements have been the funding of our new store development (leased and owned locations), maintenance of existing stores and investments under our Superior Availability and Service Leadership strategies, including supply chain and information technology. We lease approximately 85% of our stores. Our capital expenditures were $57.0 million for the sixteen weeks ended April 25, 2015.

Our future capital requirements will depend in large part on the number of and timing of new stores we open within a given year and the investments we make in existing stores, information technology, supply chain network and the integration of GPI. We anticipate that our capital expenditures in Fiscal 2015 will be approximately $325.0 million to $340.0 million. These investments will primarily include GPI integration expenditures for store conversions and supply chain and systems integration activities; new store development (leased and owned locations); and investments in our existing stores, supply chain network and systems. During the sixteen weeks ended April 25, 2015, we opened 21 stores and four Worldpac branches compared to 20 stores and two branches during the comparable period of last year. We anticipate opening between 100 to 120 stores and branches during Fiscal 2015.

Stock Repurchases

Our stock repurchase program allows us to repurchase our common stock on the open market or in privately negotiated transactions from time to time in accordance with the requirements of the SEC. Our $500 million stock repurchase program in place as of April 25, 2015 was authorized by our Board of Directors on May 14, 2012. During the sixteen weeks ended April 25, 2015, we repurchased no shares of our common stock under our stock repurchase program. At April 25, 2015, we had $415.1 million remaining under our stock repurchase program.

Dividend

Since Fiscal 2006, our Board of Directors has declared quarterly dividends of $0.06 per share to stockholders of record. On May 20, 2015, our Board of Directors declared a quarterly dividend of $0.06 per share to be paid on July 2, 2015 to all common stockholders of record as of June 19, 2015.

Analysis of Cash Flows

A summary and analysis of our cash flows for the sixteen week period ended April 25, 2015 as compared to the sixteen week period ended April 19, 2014 is included below.

	Sixteen Week Periods Ended
	April 25, 2015	April 19, 2014
	(in millions)
Cash flows provided by operating activities	$102.2	$81.1
Cash flows used in investing activities	(57.2)	(2,117.4)
Cash flows provided by (used in) financing activities	(25.3)	1,007.6
Effect of exchange rate changes on cash	(0.6)	(0.4)
Net increase (decrease) in cash and cash equivalents	$19.2	$(1,029.1)

Operating Activities

For the sixteen weeks ended April 25, 2015, net cash provided by operating activities increased by $21.1 million compared to the comparable period of 2014 to $102.2 million. The net increase in operating cash flow compared to the prior year was primarily driven by an increase in cash flows from accrued expenses and other assets related to the timing of payroll and tax payments. This was partially offset by an increase in inventory, net of accounts payable. Our inventory growth was driven by increased inventory assortment and new stores and branches.

Investing Activities

For the sixteen weeks ended April 25, 2015, net cash used in investing activities decreased by $2,060.3 million to $57.2 million compared to the comparable period of 2014. The decrease in cash used in investing activities was driven by cash used in the acquisition of GPI in the prior year.

Financing Activities

For the sixteen weeks ended April 25, 2015, net cash used in financing activities was $25.3 million, as compared to net cash provided by financing activities of $1,007.6 million for the sixteen weeks ended April 19, 2014, a decrease of $1,032.9 million. This decrease was primarily a result of net borrowings under our credit facility during the sixteen weeks ended April 19, 2014 of $1,019.0 million associated with the acquisition of GPI. As of April 25, 2015, the outstanding amount under our credit facility was $556.7 million. We remain focused on reducing our leverage ratio and maintaining our investment grade ratings and expect to continue paying down this balance during 2015.

Long-Term Debt

Bank Debt

We have a credit agreement (the "2013 Credit Agreement") which provides a $700.0 million unsecured term loan and a $1.0 billion unsecured revolving credit facility with Advance Stores Company, Inc. ("Advance Stores"), as Borrower, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent. The revolving credit facility also provides for the issuance of letters of credit with a sub-limit of $300.0 million and swingline loans in an amount not to exceed $50.0 million. We may request, subject to agreement by one or more lenders, that the total revolving commitment be increased by an amount not to exceed $250.0 million by those respective lenders (up to a total commitment of $1.25 billion) during the term of the 2013 Credit Agreement. Voluntary prepayments and voluntary reductions of the revolving balance are permitted in whole or in part, at our option, in minimum principal amounts as specified in the 2013 Credit Agreement. Under the terms of the 2013 Credit Agreement, the revolving credit facility terminates in December 2018 and the term loan matures in January 2019.

As of April 25, 2015, under the 2013 Credit Agreement, we had outstanding borrowings of $66.7 million under the revolver and $490.0 million under the term loan. As of April 25, 2015, we also had letters of credit outstanding of $124.3 million, which reduced the availability under the revolver to $809.0 million. The letters of credit generally have a term of one year or less and primarily serve as collateral for our self-insurance policies.

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

The 2013 Credit Agreement contains customary restrictive covenants, which include a maximum leverage ratio and minimum consolidated coverage ratio, and are further described in Note 6, Long-term Debt, in this Form 10-Q. We were in compliance with our covenants with respect to the 2013 Credit Agreement at April 25, 2015.

Senior Unsecured Notes

At April 25, 2015 our outstanding senior unsecured notes consisted of i) $450 million of 4.50% notes maturing in December 2023 (the “2023 Notes”); ii) $300 million of 4.50% notes maturing in January 2022 (the “2022 Notes”); and iii) $300 million of 5.75% notes maturing in May 2020 (the “2020 Notes” or collectively with the 2023 Notes and 2022 Notes, “the Notes”). The 2023 Notes bear interest at a rate of 4.50% per year payable semi-annually in arrears on June 1 and December 1 of each year. The 2022 Notes bear interest at a rate of 4.50% per year payable semi-annually in arrears on January 15 and July 15 of each year. The 2020 Notes bear interest at a rate of 5.75% per year payable semi-annually in arrears on May 1 and November 1 of each year.

Advance served as the issuer of the Notes with certain of Advance's domestic subsidiaries currently serving as subsidiary guarantors. The terms of the Notes are governed by an indenture (as amended, supplemented, waived or otherwise modified, the “Indenture”) among us, the subsidiary guarantors from time to time party thereto and Wells Fargo Bank, National Association, as Trustee. The terms of the Indenture are further described in Note 6, Long-term Debt, in this Form 10-Q.

As of April 25, 2015, we had a credit rating from Standard & Poor’s of BBB- and from Moody’s Investor Service of Baa3. The current outlooks by Standard & Poor’s and Moody’s are both stable. The current pricing grid used to determine our borrowing rate under our revolving credit facility is based on our credit ratings. If these credit ratings decline, our interest rate on outstanding balances may increase and our access to additional financing on favorable terms may become more limited. In addition, it could reduce the attractiveness of our vendor payment program, where certain of our vendors finance payment obligations from us with designated third party financial institutions, which could result in increased working capital requirements. Conversely, if these credit ratings improve, our interest rate may decrease.

Off-Balance-Sheet Arrangements

We guarantee loans made by banks to various of our independent store customers totaling $31.0 million as of April 25, 2015. These loans are collateralized by security agreements on merchandise inventory and other assets of the borrowers. We believe the likelihood of performance under these guarantees is remote and that the fair value of these guarantees is very minimal. As of April 25, 2015, we had no other off-balance-sheet arrangements as defined in Regulation S-K Item 303 of the SEC regulations. We include other off-balance-sheet arrangements in our contractual obligations table in our 2014 Form 10-K, including operating lease payments, interest payments on our Notes and revolving credit facility and letters of credit outstanding.

Contractual Obligations

As of April 25, 2015, there were no material changes to our outstanding contractual obligations as compared to our contractual obligations outstanding as of January 3, 2015. For additional information regarding our contractual obligations see “Contractual Obligations” in our 2014 Form 10-K.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our primary financial market risk is due to changes in interest rates. Historically, we have reduced our exposure to changes in interest rates by entering into various interest rate hedge instruments such as interest rate swap contracts and treasury lock agreements. We have historically utilized interest rate swaps to convert variable rate debt to fixed rate debt and to lock in fixed rates on future debt issuances. Our interest rate hedge instruments have been designated as cash flow hedges. We had no derivative instruments outstanding as of April 25, 2015.

The interest rates on borrowings under our revolving credit facility and term loan are based, at our option, on adjusted LIBOR, plus a margin, or an alternate base rate, plus a margin. As of April 25, 2015 we had $66.7 million of borrowings outstanding under our revolving credit facility and $490.0 million outstanding under our term loan and are therefore exposed to interest rate risk due to changes in LIBOR or alternate base rate. There is no interest rate risk associated with our 2020, 2022 or 2023 Notes, as the interest rates are fixed at 5.75%, 4.50% and 4.50%, respectively, per annum.

The table below presents principal cash flows and related weighted average interest rates on our revolving credit facility and term loan outstanding at April 25, 2015, by expected maturity dates. Weighted average variable rates are based on implied forward rates in the yield curve at April 25, 2015. Implied forward rates should not be considered a predictor of actual future interest rates.

	Fiscal 2015	Fiscal 2016	Fiscal 2017	Fiscal 2018	Fiscal 2019	Thereafter	Total	Fair Market Liability
	(dollars in thousands)
Variable rate	$—	$—	$35,000	$136,700	$385,000	$—	$556,700	$556,700
Weighted average interest rate	1.8%	2.3%	3.0%	3.3%	3.6%	—	2.7%	—

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

ITEM 4.CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of April 25, 2015 in accordance with Rule 13a-15(b) under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended April 25, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth the information with respect to repurchases of our common stock for the quarter ended April 25, 2015 (amounts in thousands, except per share amounts):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 4, 2015 to January 31, 2015	—	$—	—	$415,092
February 1, 2015 to February 28, 2015	8	158.65	—	415,092
March 1, 2015 to March 28, 2015	2	156.62	—	415,092
March 29, 2015 to April 25, 2015	—	—	—	415,092

Total	10	$158.21	—	$415,092

(1)
We repurchased 10,052 shares of our common stock, at an aggregate cost of $1.6 million, or an average purchase price of $158.21 per share, in connection with the net settlement of shares issued as a result of the vesting of restricted stock and restricted stock units during the sixteen weeks ended April 25, 2015.

(2)	Our $500 million stock repurchase program was authorized by our Board of Directors on May 14, 2012.

ITEM 6.	EXHIBITS

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith
3.1	Restated Certificate of Incorporation of Advance Auto Parts, Inc. (“Advance Auto”) (as amended effective as of June 7, 2013).	10-Q	3.1	8/19/2013
3.2	Amended and Restated Bylaws of Advance Auto (effective June 7, 2013).	8-K	3.2	6/13/2013
10.55	Second Amendment of Employment Agreement dated as of January 1, 2015, between Advance Auto Parts, Inc. and Jimmie L. Wade.				X
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCE AUTO PARTS, INC.

June 2, 2015	By:	/s/ Michael A. Norona
Michael A. Norona Executive Vice President and Chief Financial Officer

S-1

EXHIBIT INDEX

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith
3.1	Restated Certificate of Incorporation of Advance Auto Parts, Inc. (“Advance Auto”) (as amended effective as of June 7, 2013).	10-Q	3.1	8/19/2013
3.2	Amended and Restated Bylaws of Advance Auto (effective June 7, 2013).	8-K	3.2	6/13/2013
10.55	Second Amendment of Employment Agreement dated as of January 1, 2015, between Advance Auto Parts, Inc. and Jimmie L. Wade.				X
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document