Form 10-Q
period 2015-07-18
ADVANCE AUTO PARTS INC
filed 2015-08-25
CIK 1158449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 18, 2015
OR
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

As of August 20, 2015, the registrant had outstanding 73,217,397 shares of Common Stock, par value $0.0001 per share (the only class of common stock of the registrant outstanding).

i

PART I.  FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF
ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
July 18, 2015 and January 3, 2015
(in thousands, except per share data)
(unaudited)

	July 18, 2015	January 3, 2015
Assets
Current assets:
Cash and cash equivalents	$114,536	$104,671
Receivables, net	653,309	579,825
Inventories, net	4,119,592	3,936,955
Other current assets	90,491	119,589
Total current assets	4,977,928	4,741,040
Property and equipment, net of accumulated depreciation of $1,435,577 and $1,372,359	1,400,342	1,432,030
Goodwill	991,742	995,426
Intangible assets, net	714,702	748,125
Other assets, net	83,161	45,737
	$8,167,875	$7,962,358
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$591	$582
Accounts payable	3,174,411	3,095,365
Accrued expenses	547,848	520,673
Other current liabilities	156,908	126,446
Total current liabilities	3,879,758	3,743,066
Long-term debt	1,453,044	1,636,311
Other long-term liabilities	545,944	580,069
Commitments and contingencies
Stockholders' equity:
Preferred stock, nonvoting, $0.0001 par value	—	—
Common stock, voting, $0.0001 par value	7	7
Additional paid-in capital	582,022	562,945
Treasury stock, at cost	(114,778)	(113,044)
Accumulated other comprehensive loss	(32,730)	(12,337)
Retained earnings	1,854,608	1,565,341
Total stockholders' equity	2,289,129	2,002,912
	$8,167,875	$7,962,358

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
For the Twelve and Twenty-Eight Week Periods Ended
July 18, 2015 and July 12, 2014
(in thousands, except per share data)
(unaudited)

	Twelve Week Periods Ended		Twenty-Eight Week Periods Ended
	July 18, 2015	July 12, 2014	July 18, 2015	July 12, 2014
Net sales	$2,370,037	$2,347,697	$5,408,270	$5,317,196
Cost of sales, including purchasing and warehousing costs	1,282,748	1,285,589	2,927,057	2,901,966
Gross profit	1,087,289	1,062,108	2,481,213	2,415,230
Selling, general and administrative expenses	830,240	821,435	1,961,636	1,918,755
Operating income	257,049	240,673	519,577	496,475
Other, net:
Interest expense	(15,438)	(16,861)	(37,215)	(40,503)
Other (expense) income, net	(3,808)	208	(5,716)	811
Total other, net	(19,246)	(16,653)	(42,931)	(39,692)
Income before provision for income taxes	237,803	224,020	476,646	456,783
Provision for income taxes	87,805	84,532	178,536	169,569
Net income	$149,998	$139,488	$298,110	$287,214

Basic earnings per common share	$2.04	$1.91	$4.06	$3.93
Diluted earnings per common share	$2.03	$1.89	$4.03	$3.90
Dividends declared per common share	$0.06	$0.06	$0.12	$0.12

Weighted average common shares outstanding	73,183	72,930	73,148	72,895
Weighted average common shares outstanding - assuming dilution	73,682	73,399	73,665	73,374

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
For the Twelve and Twenty-Eight Week Periods Ended
July 18, 2015 and July 12, 2014
(in thousands)
(unaudited)

	Twelve Week Periods Ended		Twenty-Eight Week Periods Ended
	July 18, 2015	July 12, 2014	July 18, 2015	July 12, 2014
Net income	$149,998	$139,488	$298,110	$287,214
Other comprehensive loss:
Changes in net unrecognized other postretirement benefit costs, net of $86, $89, $202 and $207 tax	(134)	(139)	(312)	(323)
Currency translation adjustments	(12,618)	6,654	(20,081)	3,414
Total other comprehensive (loss) income	(12,752)	6,515	(20,393)	3,091
Comprehensive income	$137,246	$146,003	$277,717	$290,305

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders' Equity
For the Twenty-Eight Week Period Ended
July 18, 2015
(in thousands, except per share data)
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock, at cost		Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount		Shares	Amount
Balance, January 3, 2015	—	$—	74,493	$7	$562,945	1,419	$(113,044)	$(12,337)	$1,565,341	$2,002,912
Net income									298,110	298,110
Total other comprehensive loss								(20,393)		(20,393)
Issuance of shares upon the exercise of stock appreciation rights			97							—
Tax withholdings related to the exercise of stock appreciation rights					(9,589)					(9,589)
Tax benefit from share-based compensation, net					8,428					8,428
Restricted stock and restricted stock units vested			26							—
Share-based compensation					17,726					17,726
Stock issued under employee stock purchase plan			18		2,491					2,491
Repurchase of common stock						11	(1,734)			(1,734)
Cash dividends ($0.12 per common share)									(8,843)	(8,843)
Other					21					21
Balance, July 18, 2015	—	$—	74,634	$7	$582,022	1,430	$(114,778)	$(32,730)	$1,854,608	$2,289,129

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows For the Twenty-Eight Week Periods Ended July 18, 2015 and July 12, 2014 (in thousands) (unaudited)
	Twenty-Eight Week Periods Ended
	July 18, 2015	July 12, 2014
Cash flows from operating activities:
Net income	$298,110	$287,214
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	145,860	152,703
Share-based compensation	17,726	12,363
Loss on property and equipment, net	7,027	989
Other	1,432	1,402
(Benefit) provision for deferred income taxes	(8,481)	12,201
Excess tax benefit from share-based compensation	(8,435)	(5,138)
Net increase in, net of effect from acquisition of businesses:
Receivables, net	(76,124)	(87,365)
Inventories, net	(182,504)	(217,372)
Other assets	(10,498)	(39,048)
Net increase in, net of effect from acquisition of businesses:
Accounts payable	85,907	169,352
Accrued expenses	55,741	32,181
Other liabilities	5,055	1,079
Net cash provided by operating activities	330,816	320,561
Cash flows from investing activities:
Purchases of property and equipment	(114,535)	(106,270)
Business acquisitions, net of cash acquired	(16,431)	(2,059,184)
Proceeds from sales of property and equipment	477	130
Net cash used in investing activities	(130,489)	(2,165,324)
Cash flows from financing activities:
Increase in bank overdrafts	9,880	6,221
Borrowings under credit facilities	460,700	1,677,600
Payments on credit facilities	(644,100)	(862,600)
Dividends paid	(13,227)	(13,178)
Proceeds from the issuance of common stock, primarily for employee stock purchase plan	2,512	4,208
Tax withholdings related to the exercise of stock appreciation rights	(9,589)	(4,120)
Excess tax benefit from share-based compensation	8,435	5,138
Repurchase of common stock	(1,734)	(757)
Contingent consideration related to previous business acquisition	—	(10,047)
Other	(207)	(406)
Net cash (used in) provided by financing activities	(187,330)	802,059

Effect of exchange rate changes on cash	(3,132)	(2,321)

Net increase (decrease) in cash and cash equivalents	9,865	(1,045,025)
Cash and cash equivalents, beginning of period	104,671	1,112,471
Cash and cash equivalents, end of period	$114,536	$67,446

Advance Auto Parts, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows For the Twenty-Eight Week Periods Ended July 18, 2015 and July 12, 2014 (in thousands) (unaudited)
	Twenty-Eight Week Periods Ended
	July 18, 2015	July 12, 2014
Supplemental cash flow information:
Interest paid	$40,439	$28,745
Income tax payments	108,786	136,964
Non-cash transactions:
Accrued purchases of property and equipment	13,083	16,375
Changes in other comprehensive income from post retirement benefits	(312)	(323)

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Twenty-Eight Week Periods Ended July 18, 2015 and July 12, 2014
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

Acquisitions

During the twenty-eight weeks ended July 18, 2015, the Company acquired 20 stores through multiple cash transactions. The aggregate cost of the store acquisitions was $16,431, the value of which was primarily attributed to inventory, accounts receivable and goodwill. Preliminary estimates of the fair value of assets and liabilities assumed are included in the balance sheet as of July 18, 2015. Proforma financial information is not provided based on materiality.

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

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Twenty-Eight Week Periods Ended July 18, 2015 and July 12, 2014
(in thousands, except per share data)
(unaudited)

Segment and Related Information

As of July 18, 2015, the Company's operations are comprised of 5,252 stores and 117 distribution branches, which operate in the United States, Canada, Puerto Rico and the U.S. Virgin Islands primarily under the trade names “Advance Auto Parts,” "Carquest," "Autopart International" and "Worldpac." These locations offer a broad selection of brand name, original equipment manufacturer ("OEM") and proprietary automotive replacement parts, accessories, and maintenance items primarily for domestic and imported cars and light trucks. While the mix of do-it-yourself ("DIY") and do-it-for-me ("Commercial") customers varies among the four store brands, all of the locations serve customers through similar distribution channels. The Company has begun implementation of its plan to fully integrate the Carquest company-operated stores and overall operations into Advance Auto Parts by the end of fiscal 2017 and to eventually integrate the availability of all of the Company's product offerings throughout the entire chain.

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

New Accounting Pronouncements

In July 2015, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2015-11 "Inventory (Topic 330): Simplifying the Measurement of Inventory." ASU 2015-11 requires entities to measure most inventory at the lower of cost or net recognizable value, simplifying the current requirement that inventories be measured at the lower of cost or market. The ASU will not apply to inventories that are measured using the last-in, first-out method or retail inventory method. The guidance will be effective prospectively for annual periods, and interim periods within those annual periods, that begin after December 15, 2016; earlier adoption is permitted. As the majority of the Company's inventory is accounted for under the last-in, first-out method, the adoption of this guidance is not expected to have a material impact on the Company's consolidated financial condition, results of operations or cash flows.

In April 2015, the FASB issued ASU 2015-3 "Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs." ASU 2015-3 simplifies the presentation of debt issuance costs by requiring such costs be presented as a deduction from the corresponding debt liability. The guidance is effective for financial statements issued for reporting periods beginning after December 15, 2015 and interim periods within the reporting periods and requires retrospective presentation; earlier adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial condition, results of operations or cash flows.

In August 2014, the FASB issued ASU 2014-15 “Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern." This new standard requires management to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity's ability to continue as a going concern. This ASU is effective for annual periods ending after December 15, 2016, and interim periods thereafter; earlier adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial condition, results of operations or cash flows.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Twenty-Eight Week Periods Ended July 18, 2015 and July 12, 2014
(in thousands, except per share data)
(unaudited)

In June 2014, the FASB issued ASU 2014-12 “Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period." The amendments in this ASU require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015; earlier adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial condition, results of operations or cash flows.

In May 2014, the FASB issued ASU 2014-09 "Revenue from Contracts with Customers." This ASU is a comprehensive new revenue recognition model that expands disclosure requirements and requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14 which defers of the effective date of ASU 2014-09 by one year. As a result, ASU 2014-09 will become effective during annual reporting periods beginning after December 15, 2017 and interim reporting periods during the year of adoption with public entities permitted to early adopt for reporting periods beginning after December 15, 2016. We are currently evaluating the impact of the adoption of this guidance on the Company's consolidated financial condition, results of operations and cash flows.

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

Inventories are stated at the lower of cost or market. The Company used the LIFO method of accounting for approximately 89% of inventories at July 18, 2015 and 88% of inventories at January 3, 2015. Under LIFO, the Company’s cost of sales reflects the costs of the most recently purchased inventories, while the inventory carrying balance represents the costs for inventories purchased in Fiscal 2015 and prior years. As a result of utilizing LIFO, the Company recorded a decrease to cost of sales of $34,622 and $9,332 for the twenty-eight weeks ended July 18, 2015 and July 12, 2014, respectively. The Company's overall costs to acquire inventory for the same or similar products have generally decreased historically as the Company has been able to leverage its continued growth, execution of merchandising strategies and realization of supply chain efficiencies.

An actual valuation of inventory under the LIFO method is performed by the Company at the end of each fiscal year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected fiscal year-end inventory levels and costs.

Inventory balances at July 18, 2015 and January 3, 2015 were as follows:

	July 18, 2015	January 3, 2015
Inventories at FIFO, net	$3,962,138	$3,814,123
Adjustments to state inventories at LIFO	157,454	122,832
Inventories at LIFO, net	$4,119,592	$3,936,955

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Twenty-Eight Week Periods Ended July 18, 2015 and July 12, 2014
(in thousands, except per share data)
(unaudited)

3. Exit Activities and Impairment:

Office Consolidations

In June 2014, the Company approved plans to relocate operations from its Minneapolis, Minnesota and Campbell, California offices to other existing offices of the Company, including its offices in Newark, California, Roanoke, Virginia and Raleigh, North Carolina, and to close its Minneapolis and Campbell offices. The Company is also relocating various functions between its existing offices in Roanoke and Raleigh. The relocations and office closings are substantially complete as of July 18, 2015.

In connection with these relocations and office closings, the Company plans to relocate some employees and terminate the employment of others. The Board of Directors of the Company approved this action in order to take advantage of synergies following the acquisition of GPI and to capitalize on the strength of existing locations and organizational experience. The Company estimates that it will incur restructuring costs of approximately $25,700 under these plans through the end of 2015. Substantially all of these costs are expected to be cash expenditures. This estimate includes approximately $11,200 of employee severance costs and $14,500 of relocation costs.

Employees receiving severance/outplacement benefits will be required to render service until they are terminated in order to receive the benefits. Therefore, the severance/outplacement benefits will be recognized over the related service periods. During the twelve and twenty-eight weeks ended July 18, 2015 the Company recognized $1,021 and $3,027, respectively, of severance/outplacement benefits under these restructuring plans and other severance related to the acquisition of GPI. Other restructuring costs, including costs to relocate employees, will be recognized in the period in which the liability is incurred. During the twelve and twenty-eight weeks ended July 18, 2015 the Company recognized $915 and $2,770, respectively, of relocation costs.

Integration of Carquest stores

The Company also approved plans in June 2014 to begin consolidating its Carquest stores acquired on January 2, 2014. As of July 18, 2015, 128 Carquest stores had been consolidated into existing Advance Auto Parts stores and 62 Carquest stores had been converted to the Advance Auto Parts format. This includes the consolidation of 30 Carquest stores and conversion of 52 Carquest stores during the twenty-eight weeks ended July 18, 2015. Plans are in place to consolidate or convert the remaining Carquest stores by the middle of 2017. In addition, the Company will continue to consolidate or convert the remaining stores that were acquired with B.W.P. Distributors, Inc. ("BWP") on December 31, 2012 (which also operate under the Carquest trade name), 36 of which had been consolidated and 33 had been converted as of July 18, 2015. Two of these stores were consolidated and one store was converted during the twenty-eight weeks ended July 18, 2015. The Company estimates that the total exit costs to be incurred as a result of consolidations and conversions during Fiscal 2015 will be approximately $8,500, consisting primarily of closed store lease obligations. The Company incurred $1,188 and $3,921 of exit costs related to the consolidation of Carquest stores during the twelve and twenty-eight weeks ended July 18, 2015, respectively.

Contract termination costs, such as those associated with leases on closed stores, will be recognized at the cease-use date. Closed lease liabilities include the present value of the remaining lease obligations and management’s estimate of future costs of insurance, property tax and common area maintenance (reduced by the present value of estimated revenues from subleases and lease buyouts).

Other Exit Activities

In August 2014, the Company approved plans to consolidate and convert its 40 Autoparts International ("AI") stores located in Florida into Advance Auto Parts stores. As of July 18, 2015, all of the AI consolidations and conversions were completed. During the twenty-eight weeks ended July 18, 2015, the Company incurred $2,700 of exit costs associated with these plans.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Twenty-Eight Week Periods Ended July 18, 2015 and July 12, 2014
(in thousands, except per share data)
(unaudited)

Total Restructuring Liabilities

A summary of the Company’s restructuring liabilities, which are recorded in accrued expenses (current portion) and other long-term liabilities (long-term portion) in the accompanying condensed consolidated balance sheet, are presented in the following table:

	Closed Store Lease Obligations	Severance	Relocation and Other Exit Costs	Total
For the twelve weeks ended July 18, 2015:

Balance, April 25, 2015	$23,611	$3,897	$1,857	$29,365
Reserves established	1,564	1,137	915	3,616
Change in estimates	(402)	(116)	—	(518)
Cash payments	(2,537)	(2,284)	(1,968)	(6,789)
Balance, July 18, 2015	$22,236	$2,634	$804	$25,674

For the twenty-eight weeks ended July 18, 2015:

Balance, January 3, 2015	$19,270	$5,804	$1,816	$26,890
Reserves established	7,837	4,009	2,770	14,616
Change in estimates	1,404	(982)	—	422
Cash payments	(6,275)	(6,197)	(3,782)	(16,254)
Balance, July, 18, 2015	$22,236	$2,634	$804	$25,674

Subsequent Event

Subsequent to July 18, 2015, the Company approved a plan to close 50 underperforming stores during the remainder of 2015 and to eliminate certain positions at its corporate offices. The majority of the eliminations will be effective during the Company's third quarter. The Company estimates that it will incur restructuring costs of $16,000 to $20,000 related to the store closures and approximately $6,000 related to the corporate position eliminations. Substantially all of these costs are expected to be cash expenditures.

4. Goodwill and Intangible Assets:

Goodwill

The following table reflects the carrying amount of goodwill and the changes in goodwill carrying amounts.

	July 18, 2015	January 3, 2015
	(28 weeks ended)	(53 weeks ended)
Goodwill, beginning of period	$995,426	$199,835
Acquisitions	1,798	798,043
Changes in foreign currency exchange rates	(5,482)	(2,452)

Goodwill, end of period	$991,742	$995,426

During the twenty-eight weeks ended July 18, 2015, the Company added $1,798 of goodwill associated with the acquisition of 20 stores. During 2014, the Company acquired GPI which resulted in the addition of $797,391 of goodwill and also added $652 of goodwill associated with the acquisition of nine stores.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Twenty-Eight Week Periods Ended July 18, 2015 and July 12, 2014
(in thousands, except per share data)
(unaudited)

Intangible Assets Other Than Goodwill

In 2014, the Company recorded an increase to intangible assets of $757,453 related to the acquisition of GPI and nine stores. The increase included customer relationships of $330,293 which will be amortized over 12 years, non-competes totaling $50,695 which will be amortized over 5 years and favorable leases of $56,465 which will be amortized over the life of the respective leases at a weighted average of 4.5 years. The increase also includes indefinite-life intangibles of $320,000 from acquired brands.

Amortization expense was $12,062 and $13,331 for the twelve weeks ended July 18, 2015 and July 12, 2014, respectively. Amortization expense was $28,212 and $30,921 for the twenty-eight weeks ended July 18, 2015 and July 12, 2014, respectively. The gross carrying amounts and accumulated amortization of acquired intangible assets as of July 18, 2015 and January 3, 2015 are comprised of the following:

	July 18, 2015			January 3, 2015
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Customer relationships	$360,139	$(56,827)	$303,312	$362,483	$(40,609)	$321,874
Acquired technology	8,850	(8,766)	84	8,850	(8,569)	281
Favorable leases	56,110	(17,958)	38,152	56,342	(11,939)	44,403
Non-compete and other	57,142	(20,374)	36,768	56,780	(14,596)	42,184
	482,241	(103,925)	378,316	484,455	(75,713)	408,742

Unamortized intangible assets:
Brands, trademark and tradenames	336,386	—	336,386	339,383	—	339,383

Total intangible assets	$818,627	$(103,925)	$714,702	$823,838	$(75,713)	$748,125

Future Amortization Expense

The table below shows expected amortization expense for the next five years for acquired intangible assets recorded as of July 18, 2015:

Fiscal Year	Amount
Remainder of 2015	$23,719
2016	48,134
2017	45,782
2018	42,770
2019	32,010
Thereafter	185,901

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Twenty-Eight Week Periods Ended July 18, 2015 and July 12, 2014
(in thousands, except per share data)
(unaudited)

5. Receivables, net:

Receivables consist of the following:

	July 18, 2015	January 3, 2015
Trade	$417,282	$360,922
Vendor	239,951	222,476
Other	18,065	12,579
Total receivables	675,298	595,977
Less: Allowance for doubtful accounts	(21,989)	(16,152)
Receivables, net	$653,309	$579,825

6. Long-term Debt:

Long-term debt consists of the following:

	July 18, 2015	January 3, 2015
Revolving facility at variable interest rates (1.90% and 2.45% at July 18, 2015 and January 3, 2015, respectively, due December 5, 2018)	$60,000	$93,400
Term loan at variable interest rates (1.69% and 1.72% at July 18, 2015 and January 3, 2015, respectively) due January 2, 2019	340,000	490,000
5.75% Senior Unsecured Notes (net of unamortized discount of $681 and $746 at July 18, 2015 and January 3, 2015, respectively) due May 1, 2020	299,319	299,254
4.50% Senior Unsecured Notes (net of unamortized discount of $67 and $72 at July 18, 2015 and January 3, 2015, respectively) due January 15, 2022	299,933	299,928
4.50% Senior Unsecured Notes (net of unamortized discount of $1,208 and $1,271 at July 18, 2015 and January 3, 2015, respectively) due December 1, 2023	448,792	448,729
Other	5,591	5,582
	1,453,635	1,636,893
Less: Current portion of long-term debt	(591)	(582)
Long-term debt, excluding current portion	$1,453,044	$1,636,311

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

As of July 18, 2015, under the 2013 Credit Agreement, the Company had outstanding borrowings of $60,000 under the revolver and $340,000 under the term loan. As of July 18, 2015, the Company also had letters of credit outstanding of

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Twenty-Eight Week Periods Ended July 18, 2015 and July 12, 2014
(in thousands, except per share data)
(unaudited)

$120,737, which reduced the availability under the revolver to $819,263. The letters of credit generally have a term of one year or less and primarily serve as collateral for the Company’s self-insurance policies.

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

The 2013 Credit Agreement contains customary covenants restricting the ability of: (a) subsidiaries of Advance Stores to, among other things, create, incur or assume additional debt; (b) Advance Stores and its subsidiaries to, among other things, (i) incur liens, (ii) make loans and investments, (iii) guarantee obligations, and (iv) change the nature of its business conducted by itself and its subsidiaries; (c) Advance, Advance Stores and their subsidiaries to, among other things (i) engage in certain mergers, acquisitions, asset sales and liquidations, (ii) enter into certain hedging arrangements, (iii) enter into restrictive agreements limiting its ability to incur liens on any of its property or assets, pay distributions, repay loans, or guarantee indebtedness of its subsidiaries, and (iv) engage in sale-leaseback transactions; and (d) Advance, among other things, to change its holding company status. Advance and Advance Stores are required to comply with financial covenants with respect to a maximum leverage ratio and a minimum consolidated coverage ratio. The 2013 Credit Agreement also provides for customary events of default, including non-payment defaults, covenant defaults and cross-defaults to Advance Stores’ other material indebtedness. The Company was in compliance with its covenants with respect to the 2013 Credit Agreement as of July 18, 2015 and January 3, 2015.

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
For the Twelve and Twenty-Eight Week Periods Ended July 18, 2015 and July 12, 2014
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

Debt Guarantees

The Company is a guarantor of loans made by banks to various independently-owned Carquest stores that are customers of the Company ("Independents") totaling $29,525 as of July 18, 2015. The Company has concluded that some of these guarantees meet the definition of a variable interest in a variable interest entity. However, the Company does not have the power to direct the activities that most significantly affect the economic performance of the Independents and therefore is not the primary beneficiary of these stores. Upon entering into a relationship with certain Independents, the Company guaranteed the debt of those stores to aid in the procurement of business loans. These loans are collateralized by security agreements on merchandise inventory and other assets of the borrowers. The approximate value of the inventory collateralized in these agreements is $69,102 as of July 18, 2015. The Company believes that the likelihood of performance under these guarantees is remote, and any fair value attributable to these guarantees would be very minimal.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

During the twenty-eight weeks ended July 18, 2015, the Company had no significant assets or liabilities that were measured at fair value on a recurring basis.

The carrying amount of the Company’s cash and cash equivalents, accounts receivable, bank overdrafts, accounts payable, accrued expenses and the current portion of long term debt approximate their fair values due to the relatively short term nature of these instruments. The fair value of the Company’s senior unsecured notes was determined using Level 2 inputs based on quoted market prices, and the Company believes that the carrying value of its other long-term debt and certain long-term

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Twenty-Eight Week Periods Ended July 18, 2015 and July 12, 2014
(in thousands, except per share data)
(unaudited)

liabilities approximate fair value. The carrying value and fair value of the Company's long-term debt as of July 18, 2015 and January 3, 2015, respectively, are as follows:

	July 18, 2015	January 3, 2015
Carrying Value	$1,453,044	$1,636,311
Fair Value	$1,522,000	$1,728,000

Non-Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). During the twenty-eight weeks ended July 18, 2015, the Company had no significant fair value measurements of non-financial assets or liabilities subsequent to initial recognition.

8. Stock Repurchases:

The Company’s stock repurchase program allows it to repurchase its common stock on the open market or in privately negotiated transactions from time to time in accordance with the requirements of the SEC. The Company's $500,000 stock repurchase program in place as of July 18, 2015 was authorized by its Board of Directors on May 14, 2012.

During the twelve and twenty-eight week periods ended July 18, 2015 the Company repurchased no shares of its common stock under its stock repurchase program. The Company had $415,092 remaining under its stock repurchase program as of July 18, 2015.

The Company repurchased 1 share of its common stock at an aggregate cost of $144, or an average price of $155.41 per share, in connection with the net settlement of shares issued as a result of the vesting of restricted stock and restricted stock units during the twelve weeks ended July 18, 2015. The Company repurchased 11 shares of its common stock at an aggregate cost of $1,734, or an average price of $157.98 per share, in connection with the net settlement of shares issued as a result of the vesting of restricted stock and restricted stock units during the twenty-eight weeks ended July 18, 2015.

9. Earnings per Share:

Certain of the Company’s shares granted to Team Members in the form of restricted stock and restricted stock units are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per share. For the twelve week periods ended July 18, 2015 and July 12, 2014, earnings of $545 and $455, respectively, were allocated to the participating securities. For the twenty-eight week periods ended July 18, 2015 and July 12, 2014, earnings of $1,079 and $890, respectively, were allocated to the participating securities.

Diluted earnings per share are calculated by including the effect of dilutive securities. Share-based awards to purchase approximately 3 and 12 shares of common stock that had an exercise price in excess of the average market price of the common stock during the twelve week periods ended July 18, 2015 and July 12, 2014, respectively, were not included in the calculation of diluted earnings per share because they were anti-dilutive. Share-based awards to purchase approximately 11 and 25 shares of common stock that had an exercise price in excess of the average market price of the common stock during the twenty-eight week periods ended July 18, 2015 and July 12, 2014, respectively, were not included in the calculation of diluted earnings per share because they were anti-dilutive.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Twenty-Eight Week Periods Ended July 18, 2015 and July 12, 2014
(in thousands, except per share data)
(unaudited)

The following table illustrates the computation of basic and diluted earnings per share for the twelve and twenty-eight week periods ended July 18, 2015 and July 12, 2014, respectively:

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	July 18, 2015	July 12, 2014	July 18, 2015	July 12, 2014
Numerator
Net income	$149,998	$139,488	$298,110	$287,214
Participating securities' share in earnings	(545)	(455)	(1,079)	(890)
Net income applicable to common shares	$149,453	$139,033	$297,031	$286,324
Denominator
Basic weighted average common shares	73,183	72,930	73,148	72,895
Dilutive impact of share-based awards	499	469	517	479
Diluted weighted average common shares	73,682	73,399	73,665	73,374

Basic earnings per common share
Net income applicable to common stockholders	$2.04	$1.91	$4.06	$3.93

Diluted earnings per common share
Net income applicable to common stockholders	$2.03	$1.89	$4.03	$3.90

10. Warranty Liabilities:

The following table presents changes in the Company’s warranty reserves:

	July 18, 2015	January 3, 2015
	(28 weeks ended)	(53 weeks ended)
Warranty reserve, beginning of period	$47,972	$39,512
Reserves acquired with GPI	—	4,490
Additions to warranty reserves	23,937	52,306
Reserves utilized	(25,322)	(48,336)

Warranty reserve, end of period	$46,587	$47,972

The Company’s warranty liabilities are included in Accrued expenses in its condensed consolidated balance sheets.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Twenty-Eight Week Periods Ended July 18, 2015 and July 12, 2014
(in thousands, except per share data)
(unaudited)

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

The following tables present condensed consolidating balance sheets as of July 18, 2015 and January 3, 2015 and condensed consolidating statements of operations, comprehensive income and cash flows for the twelve and twenty-eight weeks ended July 18, 2015 and July 12, 2014, and should be read in conjunction with the condensed consolidated financial statements herein.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Twenty-Eight Week Periods Ended July 18, 2015 and July 12, 2014
(in thousands, except per share data)
(unaudited)

Condensed Consolidating Balance Sheets
As of July 18, 2015

	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$9	$79,134	$35,402	$(9)	$114,536
Receivables, net	—	617,666	35,643	—	653,309
Inventories, net	—	3,958,082	161,510	—	4,119,592
Other current assets	3,089	87,908	1,917	(2,423)	90,491
Total current assets	3,098	4,742,790	234,472	(2,432)	4,977,928
Property and equipment, net of accumulated depreciation	166	1,390,361	9,815	—	1,400,342
Goodwill	—	942,616	49,126	—	991,742
Intangible assets, net	—	663,756	50,946	—	714,702
Other assets, net	13,129	75,200	876	(6,044)	83,161
Investment in subsidiaries	2,347,662	289,980	—	(2,637,642)	—
Intercompany note receivable	1,048,044	—	—	(1,048,044)	—
Due from intercompany, net	—	—	279,084	(279,084)	—
	$3,412,099	$8,104,703	$624,319	$(3,973,246)	$8,167,875
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$—	$591	$—	$—	$591
Accounts payable	15	2,894,916	279,480	—	3,174,411
Accrued expenses	2,123	526,696	20,215	(1,186)	547,848
Other current liabilities	—	136,841	21,313	(1,246)	156,908
Total current liabilities	2,138	3,559,044	321,008	(2,432)	3,879,758
Long-term debt	1,048,044	405,000	—	—	1,453,044
Other long-term liabilities	—	538,657	13,331	(6,044)	545,944
Intercompany note payable	—	1,048,044	—	(1,048,044)	—
Due to intercompany, net	72,788	206,296	—	(279,084)	—
Commitments and contingencies

Stockholders' equity	2,289,129	2,347,662	289,980	(2,637,642)	2,289,129
	$3,412,099	$8,104,703	$624,319	$(3,973,246)	$8,167,875

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Twenty-Eight Week Periods Ended July 18, 2015 and July 12, 2014
(in thousands, except per share data)
(unaudited)

Condensed Consolidating Balance Sheets
As of January 3, 2015

	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$9	$65,345	$39,326	$(9)	$104,671
Receivables, net	—	549,151	30,674	—	579,825
Inventories, net	—	3,771,816	165,139	—	3,936,955
Other current assets	4,102	113,003	3,383	(899)	119,589
Total current assets	4,111	4,499,315	238,522	(908)	4,741,040
Property and equipment, net of accumulated depreciation	2	1,421,325	10,703	—	1,432,030
Goodwill	—	940,817	54,609	—	995,426
Intangible assets, net	—	689,745	58,380	—	748,125
Other assets, net	12,963	37,377	683	(5,286)	45,737
Investment in subsidiaries	2,057,761	280,014	—	(2,337,775)	—
Intercompany note receivable	1,047,911	—	—	(1,047,911)	—
Due from intercompany, net	—	—	211,908	(211,908)	—
	$3,122,748	$7,868,593	$574,805	$(3,603,788)	$7,962,358
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$—	$582	$—	$—	$582
Accounts payable	—	2,845,043	250,322	—	3,095,365
Accrued expenses	4,884	498,505	17,284	—	520,673
Other current liabilities	—	115,497	11,857	(908)	126,446
Total current liabilities	4,884	3,459,627	279,463	(908)	3,743,066
Long-term debt	1,047,911	588,400	—	—	1,636,311
Other long-term liabilities	—	570,027	15,328	(5,286)	580,069
Intercompany note payable	—	1,047,911	—	(1,047,911)	—
Due to intercompany, net	67,041	144,867	—	(211,908)	—
Commitments and contingencies

Stockholders' equity	2,002,912	2,057,761	280,014	(2,337,775)	2,002,912
	$3,122,748	$7,868,593	$574,805	$(3,603,788)	$7,962,358

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Twenty-Eight Week Periods Ended July 18, 2015 and July 12, 2014
(in thousands, except per share data)
(unaudited)

Condensed Consolidating Statements of Operations
For the Twelve weeks ended July 18, 2015

	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$2,287,522	$161,246	$(78,731)	$2,370,037
Cost of sales, including purchasing and warehousing costs	—	1,244,236	117,243	(78,731)	1,282,748
Gross profit	—	1,043,286	44,003	—	1,087,289
Selling, general and administrative expenses	6,380	814,250	22,842	(13,232)	830,240
Operating (loss) income	(6,380)	229,036	21,161	13,232	257,049
Other, net:
Interest expense	(12,070)	(3,421)	53	—	(15,438)
Other income (expense), net	18,632	(5,052)	(4,156)	(13,232)	(3,808)
Total other, net	6,562	(8,473)	(4,103)	(13,232)	(19,246)
Income before provision for income taxes	182	220,563	17,058	—	237,803
Provision for income taxes	444	85,731	1,630	—	87,805
(Loss) Income before equity in earnings of subsidiaries	(262)	134,832	15,428	—	149,998
Equity in earnings of subsidiaries	150,260	15,428	—	(165,688)	—
Net income	$149,998	$150,260	$15,428	$(165,688)	$149,998

Condensed Consolidating Statements of Operations
For the Twelve weeks ended July 12, 2014

	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$2,259,672	$129,071	$(41,046)	$2,347,697
Cost of sales, including purchasing and warehousing costs	—	1,238,836	87,799	(41,046)	1,285,589
Gross profit	—	1,020,836	41,272	—	1,062,108
Selling, general and administrative expenses	3,999	803,083	26,903	(12,550)	821,435
Operating (loss) income	(3,999)	217,753	14,369	12,550	240,673
Other, net:
Interest expense	(12,067)	(4,791)	(3)	—	(16,861)
Other income (expense), net	16,100	(2,758)	(584)	(12,550)	208
Total other, net	4,033	(7,549)	(587)	(12,550)	(16,653)
Income before provision for income taxes	34	210,204	13,782	—	224,020
Provision for income taxes	41	81,336	3,155	—	84,532
(Loss) Income before equity in earnings of subsidiaries	(7)	128,868	10,627	—	139,488
Equity in earnings of subsidiaries	139,495	10,627	—	(150,122)	—
Net income	$139,488	$139,495	$10,627	$(150,122)	$139,488

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Twenty-Eight Week Periods Ended July 18, 2015 and July 12, 2014
(in thousands, except per share data)
(unaudited)

Condensed Consolidating Statements of Operations
For the Twenty-Eight weeks ended July 18, 2015

	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$5,243,113	$332,631	$(167,474)	$5,408,270
Cost of sales, including purchasing and warehousing costs	—	2,854,598	239,933	(167,474)	2,927,057
Gross profit	—	2,388,515	92,698	—	2,481,213
Selling, general and administrative expenses	11,108	1,930,064	51,964	(31,500)	1,961,636
Operating (loss) income	(11,108)	458,451	40,734	31,500	519,577
Other, net:
Interest expense	(28,351)	(9,002)	138	—	(37,215)
Other income (expense), net	39,644	(7,234)	(6,626)	(31,500)	(5,716)
Total other, net	11,293	(16,236)	(6,488)	(31,500)	(42,931)
Income before provision for income taxes	185	442,215	34,246	—	476,646
Provision for income taxes	455	173,449	4,632	—	178,536
(Loss) Income before equity in earnings of subsidiaries	(270)	268,766	29,614	—	298,110
Equity in earnings of subsidiaries	298,380	29,614	—	(327,994)	—
Net income	$298,110	$298,380	$29,614	$(327,994)	$298,110

Condensed Consolidating Statements of Operations
For the Twenty-Eight weeks ended July 12, 2014

	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$5,145,818	$282,307	$(110,929)	$5,317,196
Cost of sales, including purchasing and warehousing costs	—	2,814,047	198,848	(110,929)	2,901,966
Gross profit	—	2,331,771	83,459	—	2,415,230
Selling, general and administrative expenses	7,964	1,885,640	55,117	(29,966)	1,918,755
Operating (loss) income	(7,964)	446,131	28,342	29,966	496,475
Other, net:
Interest expense	(28,097)	(12,245)	(161)	—	(40,503)
Other income (expense), net	36,148	(4,425)	(946)	(29,966)	811
Total other, net	8,051	(16,670)	(1,107)	(29,966)	(39,692)
Income before provision for income taxes	87	429,461	27,235	—	456,783
Provision for income taxes	108	163,894	5,567	—	169,569
(Loss) Income before equity in earnings of subsidiaries	(21)	265,567	21,668	—	287,214
Equity in earnings of subsidiaries	287,235	21,668	—	(308,903)	—
Net income	$287,214	$287,235	$21,668	$(308,903)	$287,214

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Twenty-Eight Week Periods Ended July 18, 2015 and July 12, 2014
(in thousands, except per share data)
(unaudited)

Condensed Consolidating Statements of Comprehensive Income
For the Twelve Weeks ended July 18, 2015

	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$149,998	$150,260	$15,428	$(165,688)	$149,998
Other comprehensive loss:
Changes in net unrecognized other postretirement benefit costs	—	(134)	—	—	(134)
Currency translation adjustments	—	—	(12,618)	—	(12,618)
Equity in other comprehensive loss of subsidiaries	(12,752)	(12,618)	—	25,370	—
Other comprehensive loss	(12,752)	(12,752)	(12,618)	25,370	(12,752)
Comprehensive income	$137,246	$137,508	$2,810	$(140,318)	$137,246

Condensed Consolidating Statements of Comprehensive Income
For the Twelve Weeks ended July 12, 2014

	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$139,488	$139,495	$10,627	$(150,122)	$139,488
Other comprehensive (loss) income:
Changes in net unrecognized other postretirement benefit costs	—	(139)	—	—	(139)
Currency translation adjustments	—	—	6,654	—	6,654
Other comprehensive (loss) income	—	(139)	6,654	—	6,515
Comprehensive income	$139,488	$139,356	$17,281	$(150,122)	$146,003

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Twenty-Eight Week Periods Ended July 18, 2015 and July 12, 2014
(in thousands, except per share data)
(unaudited)

Condensed Consolidating Statements of Comprehensive Income
For the Twenty-Eight Weeks ended July 18, 2015

	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$298,110	$298,380	$29,614	$(327,994)	$298,110
Other comprehensive loss:
Changes in net unrecognized other postretirement benefit costs	—	(312)	—	—	(312)
Currency translation adjustments	—	—	(20,081)	—	(20,081)
Equity in other comprehensive loss of subsidiaries	(20,393)	(20,081)	—	40,474	—
Other comprehensive loss	(20,393)	(20,393)	(20,081)	40,474	(20,393)
Comprehensive income	$277,717	$277,987	$9,533	$(287,520)	$277,717

Condensed Consolidating Statements of Comprehensive Income
For the Twenty-Eight Weeks ended July 12, 2014

	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$287,214	$287,235	$21,668	$(308,903)	$287,214
Other comprehensive (loss) income:
Changes in net unrecognized other postretirement benefit costs	—	(323)	—	—	(323)
Currency translation adjustments	—	—	3,414	—	3,414
Other comprehensive (loss) income	—	(323)	3,414	—	3,091
Comprehensive income	$287,214	$286,912	$25,082	$(308,903)	$290,305

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Twenty-Eight Week Periods Ended July 18, 2015 and July 12, 2014
(in thousands, except per share data)
(unaudited)

Condensed Consolidating Statements of Cash Flows
For the Twenty-Eight weeks ended July 18, 2015

	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$339,939	$(9,123)	$—	$330,816
Cash flows from investing activities:
Purchases of property and equipment	—	(113,215)	(1,320)	—	(114,535)
Business acquisitions, net of cash acquired	—	(16,431)		—	(16,431)
Proceeds from sales of property and equipment	—	473	4	—	477
Net cash used in investing activities	—	(129,173)	(1,316)	—	(130,489)
Cash flows from financing activities:
Increase in bank overdrafts	—	233	9,647	—	9,880
Borrowings under credit facilities	—	460,700	—	—	460,700
Payments on credit facilities	—	(644,100)	—	—	(644,100)
Dividends paid	—	(13,227)	—	—	(13,227)
Proceeds from the issuance of common stock, primarily for employee stock purchase plan	—	2,512	—	—	2,512
Tax withholdings related to the exercise of stock appreciation rights	—	(9,589)	—	—	(9,589)
Excess tax benefit from share-based compensation	—	8,435	—	—	8,435
Repurchase of common stock	—	(1,734)	—	—	(1,734)
Other	—	(207)	—	—	(207)
Net cash (used in) provided by financing activities	—	(196,977)	9,647	—	(187,330)
Effect of exchange rate changes on cash	—	—	(3,132)	—	(3,132)
Net increase (decrease) in cash and cash equivalents	—	13,789	(3,924)	—	9,865
Cash and cash equivalents, beginning of period	9	65,345	39,326	(9)	104,671
Cash and cash equivalents, end of period	$9	$79,134	$35,402	$(9)	$114,536

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Twenty-Eight Week Periods Ended July 18, 2015 and July 12, 2014
(in thousands, except per share data)
(unaudited)

Condensed Consolidating Statements of Cash Flows
For the Twenty-Eight weeks ended July 12, 2014

	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$—	$318,072	$2,489	$—	$320,561
Cash flows from investing activities:
Purchases of property and equipment	—	(104,742)	(1,528)	—	(106,270)
Business acquisitions, net of cash acquired	—	(2,058,313)	(871)	—	(2,059,184)
Proceeds from sales of property and equipment	—	130	—	—	130
Net cash used in investing activities	—	(2,162,925)	(2,399)	—	(2,165,324)
Cash flows from financing activities:				—
Increase in bank overdrafts	—	6,230	—	(9)	6,221
Borrowings under credit facilities	—	1,677,600	—	—	1,677,600
Payments on credit facilities	—	(862,600)	—	—	(862,600)
Dividends paid	—	(13,178)	—	—	(13,178)
Proceeds from the issuance of common stock, primarily for employee stock purchase plan	—	4,208	—	—	4,208
Tax withholdings related to the exercise of stock appreciation rights	—	(4,120)	—	—	(4,120)
Excess tax benefit from share-based compensation	—	5,138	—	—	5,138
Repurchase of common stock	—	(757)	—	—	(757)
Contingent consideration related to previous business acquisition	—	(10,047)	—	—	(10,047)
Other	—	(406)	—	—	(406)
Net cash provided by financing activities	—	802,068	—	(9)	802,059
Effect of exchange rate changes on cash	—	—	(2,321)	—	(2,321)
Net decrease in cash and cash equivalents	—	(1,042,785)	(2,231)	(9)	(1,045,025)
Cash and cash equivalents, beginning of period	9	1,106,766	5,696	—	1,112,471
Cash and cash equivalents, end of period	$9	$63,981	$3,465	$(9)	$67,446

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
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

Introduction

We are the largest automotive aftermarket parts provider in North America, serving both "do-it-for me", or Commercial, and "do-it-yourself", or DIY, customers in the automotive aftermarket. As of July 18, 2015, we operated a total of 5,252 stores and 117 distribution branches. We operated primarily within the United States, with additional locations in Canada, Puerto Rico and the U.S. Virgin Islands. Our stores operate primarily under the trade names "Advance Auto Parts," "Autopart International" and "Carquest," and our distribution branches operate under the "Worldpac" trade name. In addition, we serve approximately 1,300 independently-owned Carquest stores.

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

Management Overview

We generated diluted earnings per share, or diluted EPS, of $2.03 during our twelve weeks ended July 18, 2015 (or the second quarter of Fiscal 2015) compared to $1.89 for the comparable period of Fiscal 2014. The increase in our diluted EPS was driven primarily by an increase in net sales of 1.0% and gross profit rate expansion. Excluding the impact of GPI integration and store consolidation costs, we also saw improvement in our SG&A rate driven by lower insurance costs and lower administrative costs driven by synergy savings, partially offset by expense deleverage as a result of softer sales. When adjusted for the following comparable adjustments, our comparable earnings per diluted share ("Comparable Cash EPS") was $2.27 during the second quarter of Fiscal 2015 compared to $2.08 during the comparable period of Fiscal 2014:

	Q2 2015	Q2 2014
GPI integration and store consolidation expenses	$0.16	$0.10
Amortization related to the acquired intangible assets from GPI	$0.08	$0.08

Refer to the "Reconciliation of Non-GAAP Financial Measures" section for further details of our comparable adjustments.

Our comparable store sales increased 1.0% compared to the second quarter of Fiscal 2014 driven by modest growth in our Commercial sales and improving DIY comparable sales from our first quarter. We saw solid performance from our Worldpac branches in many of our Advance Auto and Carquest markets, including Canada, the Northeast and the Southeast, whereas our upper Midwest markets underperformed in the quarter principally driven by weather. Our Commercial sales continued to be impacted by integration disruptions as we execute the more complex operational phase of our integration of GPI. In the second quarter our core Advance Auto Parts branded commercial sales sequentially improved; however, our Carquest branded commercial sales continued to experience softness. The volume of our integration work will subside and we expect our commercial business, which is more heavily impacted by integration changes, to in time return to delivering comparable store sales more in line with previous years.

Summary of Second Quarter Financial Results

A high-level summary of our financial results for the second quarter of Fiscal 2015 is included below:

•
Total sales during the second quarter of Fiscal 2015 were $2,370.0 million, an increase of 1.0% as compared to the second quarter of Fiscal 2014. This increase was primarily driven by a comparable store sales increase of 1.0% and new stores opened during the past 12 months, partially offset by a net decrease in the number of independent stores served.

•
Our operating income for the second quarter of Fiscal 2015 was $257.0 million, an increase of $16.4 million from the comparable period of Fiscal 2014. As a percentage of total sales, operating income was 10.8%, an increase of 59 basis points versus the comparable period of Fiscal 2014, inclusive of integration expenses.

•
Our inventory balance as of July 18, 2015 increased $182.6 million, or 4.6%, over our inventory balance as of January 3, 2015, driven mainly by transitional inventory growth resulting from our product integration changeovers and new stores and branches.

•
We generated operating cash flow of $330.8 million during the twenty-eight weeks ended July 18, 2015, an increase of 3.2% from the comparable period in Fiscal 2014, primarily due to higher earnings and fluctuations in accounts receivable, accrued expenses and other assets due to the timing of payments. This was partially offset by inventory growth, net of accounts payable.

Refer to the "Results of Operations" and "Liquidity and Capital Resources" sections for further details of our income statement and cash flow results, respectively.

Business and Industry Update

In 2015, we have two essential priorities - (i) deliver base business results by executing under our key strategies of Superior Availability and Service Leadership and (ii) successfully achieve the goals of the multi-year GPI integration plan. Our key strategies remain consistent with 2014. Superior Availability is aimed at product availability and maximizing the speed, reliability and efficiency of our supply chain. Service Leadership leverages our product availability in addition to more consistent execution of customer-facing initiatives to strengthen our integrated operating approach of serving our customers in our stores and on-line. Through these two key strategies and the integration of GPI, we believe we can continue to build on the initiatives discussed below to produce favorable financial results over the long term. Sales to Commercial customers remain the biggest opportunity for us to increase our overall market share in the automotive aftermarket industry. Our Commercial sales, as a percentage of total sales, were 57% for the second quarter of Fiscal 2015 and Fiscal 2014.

We continue to make progress in our strategic priorities, which include:

•
Growing our Commercial business by meeting customers' needs through our family of store names and brands, increased volume with national and regional accounts, growth in our banner programs in our AAP and CQUS stores, and ongoing GPI integration and store consolidations/conversions;

•
Improving localized parts availability through the continued increase in the number of our larger HUB stores, expansion of the cross-sourcing network between store brands, and leveraging the advancement of our supply chain infrastructure, including increase in stores receiving daily deliveries from our distribution centers and the late 2014 opening of our Hartford, CT distribution center;

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

We have now completed the second quarter of the more complex phase of our GPI integration plan. We previously made good progress with the initial phases of our integration plan in Fiscal 2014, which included (i) realigning our store support centers ("SSC"), (ii) completing negotiations with vendors, (iii) developing cross-sourcing networks between all of our stores and branches and (iv) completing the first 110 AAP/CQUS consolidations and conversions. Beginning in late 2014 and into early 2015, we moved into the more operational phase of the integration including (i) integration of our AAP/CQUS field organizations, (ii) product/brand conversions and alignment of pricing, and (iii) heavier volume of store consolidations and conversions. Later phases of the integration in 2016 will include the roll-out of a common electronic parts catalog and integration of supply chain systems. These critical steps of the integration plan heavily impact virtually all of our team members throughout the SSC, supply chain teams and stores as well as many of our Commercial customers who are supported by these teams. While there will be multiple periods of significant change during the integration, we believe we are taking the rights steps to minimize the learning curves of change and disruption to our business.

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

Store Development

We serve our Commercial and DIY customers in a similar fashion through four different store brands. The table below sets forth detail of our store development activity for the twelve and twenty-eight weeks ended July 18, 2015, including the consolidation and conversion of stores as part of our integration plans, and the number of locations with Commercial delivery programs. During Fiscal 2015, we anticipate adding approximately 100 to 120 new stores and branches.

	AAP	AI	BWP	CARQUEST	WORLDPAC	Total
April 25, 2015	3,908	181	36	1,110	115	5,350
New (1)	15	1	—	20	2	38
Closed	(1)	—	—	—	—	(1)
Consolidated (2)	—	—	—	(18)	—	(18)
Converted (3)	50	—	(1)	(49)	—	—
July 18, 2015	3,972	182	35	1,063	117	5,369

January 3, 2015	3,888	210	38	1,125	111	5,372
New (1)	35	1	—	21	6	63
Closed	(7)	—	—	(1)	—	(8)
Consolidated (2)	(1)	(25)	(2)	(30)	—	(58)
Converted (3)	57	(4)	(1)	(52)	—	—
July 18, 2015	3,972	182	35	1,063	117	5,369
Locations with commercial delivery programs	3,521	182	35	1,063	117	4,918
(1) New stores for Carquest includes 19 and 20 acquired stores for the twelve and twenty-eight weeks ended July 18, 2015, respectively.
(2) Consolidated stores include AI, BWP and Carquest stores whose operations were consolidated into existing AAP locations as a result of the planned integration of AI, BWP and Carquest.
(3) Converted stores include AI, BWP and Carquest stores that were re-branded as an AAP store as a result of the planned integration of AI, BWP and Carquest.

Critical Accounting Policies

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Our discussion and analysis of the financial condition and results of operations are based on these financial statements. The preparation of these financial statements requires the application of accounting policies in addition to certain estimates and judgments by our management. Our estimates and judgments are based on currently available information, historical results and other assumptions we believe are reasonable. Actual results could differ materially from these estimates. During the twelve and twenty-eight weeks ended July 18, 2015, we consistently applied the critical accounting policies discussed in our 2014 Form 10-K. For a complete discussion regarding these critical accounting policies, refer to the 2014 Form 10-K.

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

Results of Operations

The following table sets forth certain of our operating data expressed as a percentage of net sales for the periods indicated.

	Twelve Week Periods Ended		Twenty-Eight Week Periods Ended
	July 18, 2015	July 12, 2014	July 18, 2015	July 12, 2014
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales, including purchasing and warehousing costs	54.1	54.8	54.1	54.6
Gross profit	45.9	45.2	45.9	45.4
Selling, general and administrative expenses	35.0	35.0	36.3	36.1
Operating income	10.8	10.3	9.6	9.3
Interest expense	(0.7)	(0.7)	(0.7)	(0.8)
Other expense, net	(0.2)	0.0	(0.1)	0.0
Provision for income taxes	3.7	3.6	3.3	3.2
Net income	6.3%	5.9%	5.5%	5.4%

Twelve and Twenty-Eight Week Periods Ended July 18, 2015 Compared to Twelve and Twenty-Eight Week Periods Ended July 12, 2014

Net Sales

Net sales for the twelve weeks ended July 18, 2015 were $2,370.0 million, an increase of $22.3 million, or 1.0%, as compared to net sales for the twelve weeks ended July 12, 2014. The sales increase was primarily due to our comparable store sales increase of 1.0% and the addition of 138 stores, net of closed stores, and 11 new branches, partially offset by a net decrease in the number of independent stores that we serve.

Our comparable store sales increase was driven by modest growth in our Commercial sales, offset by a 34 basis point negative impact from foreign exchange rates related to our Canadian business. As expected, the GPI integration work continues to have a more concentrated, temporary impact on our core commercial business pressuring our sales results compared to the market. While we continue to expect some level of integration-related disruption throughout the year, we saw a decline in disruption in the second quarter and expect it to continue to moderate each subsequent quarter. Our DIY sales improved in the second quarter and approached a flat comparable sales growth as we continue to execute against our DIY initiatives, including the growth of our Speedperks loyalty program.

Net sales for the twenty-eight weeks ended July 18, 2015 were $5,408.3 million, an increase of $91.1 million, or 1.7%, as compared to net sales for the twenty-eight weeks ended July 12, 2014. The sales increase was primarily due to our comparable store sales increase of 0.8% and the addition of 138 stores, net of closed stores, and 11 new branches.

Gross Profit

Gross profit for the twelve weeks ended July 18, 2015 was $1,087.3 million, or 45.9% of net sales, as compared to $1,062.1 million, or 45.2% of net sales, for the comparable period of last year, representing an increase of 64 basis points. The 64 basis-point increase in gross profit rate was primarily the result of lower product acquisition costs, inclusive of our ongoing merchandise cost synergy savings.

Gross profit for the twenty-eight weeks ended July 18, 2015 was $2,481.2 million, or 45.9% of net sales, as compared to $2,415.2 million, or 45.4% of net sales, for the comparable period of last year, representing an increase of 46 basis points. The 46 basis-point increase in gross profit rate was primarily the result of lower product acquisition costs, inclusive of our ongoing merchandise cost synergy savings.

SG&A

SG&A expenses for the twelve weeks ended July 18, 2015 were $830.2 million as compared to $821.4 million for the comparable period of last year. As a percentage of net sales, SG&A was approximately flat at 35.0% of net sales for both periods. During the quarter we experienced SG&A improvement as a result of lower insurance costs and lower administrative costs driven by synergy savings. This was offset by an increase in GPI integration and store consolidation costs compared to the prior year and expense deleverage as a result of softer sales.

SG&A expenses for the twenty-eight weeks ended July 18, 2015 were $1,961.6 million, or 36.3% of net sales, as compared to $1,918.8 million, or 36.1% of net sales, for the comparable period of last year, representing an increase of 19 basis points. This increase as a percentage of net sales was primarily due to an increase in GPI integration and store consolidation expenses. Excluding the GPI integration and consolidation expenses, SG&A leveraged 23 basis points for the twenty-eight weeks ended July 18, 2015 compared to the prior year driven by lower administrative costs resulting from synergy savings and lower insurance costs, partially offset by expense deleverage as a result of softer sales.

Operating Income

Operating income for the twelve weeks ended July 18, 2015 was $257.0 million, or 10.8% of net sales, as compared to $240.7 million, or 10.3% of net sales, for the comparable period of last year. The rate is reflective of an increase in our gross profit rate coupled with an approximately flat SG&A rate from the comparable period of Fiscal 2014. These changes on a rate basis were due to the gross profit and SG&A drivers previously discussed.

Operating income for the twenty-eight weeks ended July 18, 2015 was $519.6 million, or 9.6% of net sales, as compared to $496.5 million, or 9.3% of net sales, for the comparable period of last year. The rate is reflective of an increase in our gross profit rate, offset by an unfavorable change in our SG&A rate from the comparable period of Fiscal 2014. These changes on a rate basis were due to the gross profit and SG&A drivers previously discussed.

Interest Expense

Interest expense for the twelve weeks ended July 18, 2015 was $15.4 million, or 0.7% of net sales, as compared to $16.9 million, or 0.7% of net sales, for the comparable period in Fiscal 2014. Interest expense for the twenty-eight weeks ended July 18, 2015 was $37.2 million, or 0.7% of net sales, as compared to $40.5 million, or 0.8% of net sales, for the comparable period in Fiscal 2014. The decrease in interest expense for both the twelve and twenty-eight weeks ended July 18, 2015 is due to repayments made on our credit facility over the last year.

Income Taxes

Income tax expense for the twelve weeks ended July 18, 2015 was $87.8 million, as compared to $84.5 million for the comparable period of Fiscal 2014. Our effective income tax rate was 36.9% and 37.7% for the twelve weeks ended July 18, 2015 and July 12, 2014, respectively. The lower rate for the twelve weeks ended July 18, 2015 was due to additional tax credits and a favorable tax return adjustment recognized during the quarter.

Income tax expense for the twenty-eight weeks ended July 18, 2015 was $178.5 million, as compared to $169.6 million for the comparable period of Fiscal 2014. Our effective income tax rate was 37.5% and 37.1% for the twenty-eight weeks ended July 18, 2015 and July 12, 2014, respectively. The lower rate for the twenty-eight weeks ended July 12, 2014 was due to a favorable state tax settlement during the first quarter.

Net Income

Net income for the twelve weeks ended July 18, 2015 was $150.0 million, or $2.03 per diluted share, as compared to $139.5 million, or $1.89 per diluted share, for the comparable period of Fiscal 2014. As a percentage of net sales, net income for the twelve weeks ended July 18, 2015 was 6.3%, as compared to 5.9% for the comparable period of Fiscal 2014. Negatively impacting diluted EPS and net income in the second quarter of Fiscal 2015 and Fiscal 2014 were GPI integration and store consolidation expenses and amortization of intangible assets related to the GPI acquisition of $28.4 million and $22.1 million, respectively, or $0.24 and $0.19 per diluted share, respectively.

Net income for the twenty-eight weeks ended July 18, 2015 was $298.1 million, or $4.03 per diluted share, as compared to $287.2 million, or $3.90 per diluted share, for the comparable period of Fiscal 2014. As a percentage of net sales, net income for the twenty-eight weeks ended July 18, 2015 was 5.5%, as compared to 5.4% for the comparable period of Fiscal 2014. Negatively impacting diluted EPS and net income in the second quarter of Fiscal 2015 and Fiscal 2014 were GPI integration and store consolidation expenses and amortization of intangible assets related to the GPI acquisition of $74.2 million and $50.6 million, respectively, or $0.62 and $0.43 per diluted share, respectively.

Reconciliation of Non-GAAP Financial Measures

"Management’s Discussion and Analysis of Financial Condition and Results of Operations" include certain financial measures not derived in accordance with generally accepted accounting principles (“GAAP”). Non-GAAP financial measures should not be used as a substitute for GAAP financial measures, or considered in isolation, for the purpose of analyzing our operating performance, financial position or cash flows. However, we have presented the non-GAAP financial measures, as we believe the reporting of financial results on a non-GAAP basis to remain comparable is important in assessing the overall performance of the business and is therefore useful to investors and prospective investors. We believe that the presentation of financial results that exclude non-cash charges related to the acquired GPI intangibles and expenses associated with the integration of GPI, which are indicative of our base operations, provide meaningful supplemental information to both management and investors. We have included a reconciliation of this information to the most comparable GAAP measures in the following table.

	Twelve Week Periods Ended
	(in thousands, except per share data)

	July 18, 2015			July 12, 2014
	As Reported	Comparable Adjustments (a)	Comparable	As Reported	Comparable Adjustments (a)	Comparable
Net sales	$2,370,037	$—	$2,370,037	$2,347,697	$—	$2,347,697
Cost of sales, including purchasing and warehousing costs	1,282,748	—	1,282,748	1,285,589	—	1,285,589
Gross profit	1,087,289	—	1,087,289	1,062,108	—	1,062,108
Selling, general and administrative expenses	830,240	(28,425)	801,815	821,435	(22,068)	799,367
Operating income	257,049	28,425	285,474	240,673	22,068	262,741
Other, net:
Interest expense	(15,438)	—	(15,438)	(16,861)	—	(16,861)
Other (expense) income, net	(3,808)	—	(3,808)	208	—	208
Total other, net	(19,246)	—	(19,246)	(16,653)	—	(16,653)
Income before provision for income taxes	237,803	28,425	266,228	224,020	22,068	246,088
Provision for income taxes	87,805	10,801	98,606	84,532	8,386	92,918
Net income	$149,998	$17,624	$167,622	$139,488	$13,682	$153,170

Basic earnings per common share (b)	$2.04	$0.24	$2.28	$1.91	$0.19	$2.09
Diluted earnings per common share (b)	$2.03	$0.24	$2.27	$1.89	$0.19	$2.08

Weighted average common shares outstanding (b)	73,183	73,183	73,183	72,930	72,930	72,930
Weighted average common shares outstanding - assuming dilution (b)	73,682	73,682	73,682	73,399	73,399	73,399

(a)
The comparable adjustments to Selling, general and administrative expenses for the twelve weeks ended July 18, 2015 include GPI integration and store consolidation costs of $18,585 and GPI amortization of acquired intangible assets of $9,839. The comparable adjustments to Selling, general and administration expenses for the twelve weeks ended July 12, 2014 include GPI integration and store consolidation costs of $12,216 and GPI amortization of acquired intangible assets of $9,851.

(b)
Weighted average common shares outstanding is calculated based on the weighted average number of shares outstanding during the quarter. At July 18, 2015 and July 12, 2014, we had 73,204 and 72,976 shares outstanding, respectively.

	Twenty-Eight Week Periods Ended
	(in thousands, except per share data)

	July 18, 2015			July 12, 2014
	As Reported	Comparable Adjustments (a)	Comparable	As Reported	Comparable Adjustments (a)	Comparable
Net sales	$5,408,270	$—	$5,408,270	$5,317,196	$—	$5,317,196
Cost of sales, including purchasing and warehousing costs	2,927,057	—	2,927,057	2,901,966	—	2,901,966
Gross profit	2,481,213	—	2,481,213	2,415,230	—	2,415,230
Selling, general and administrative expenses	1,961,636	(74,176)	1,887,460	1,918,755	(50,605)	1,868,150
Operating income	519,577	74,176	593,753	496,475	50,605	547,080
Other, net:
Interest expense	(37,215)	—	(37,215)	(40,503)	—	(40,503)
Other (expense) income, net	(5,716)	—	(5,716)	811	—	811
Total other, net	(42,931)	—	(42,931)	(39,692)	—	(39,692)
Income before provision for income taxes	476,646	74,176	550,822	456,783	50,605	507,388
Provision for income taxes	178,536	28,187	206,723	169,569	19,230	188,799
Net income	$298,110	$45,989	$344,099	$287,214	$31,375	$318,589

Basic earnings per common share (b)	$4.06	$0.62	$4.69	$3.93	$0.43	$4.36
Diluted earnings per common share (b)	$4.03	$0.62	$4.65	$3.90	$0.43	$4.33

Weighted average common shares outstanding (b)	73,148	73,148	73,148	72,895	72,895	72,895
Weighted average common shares outstanding - assuming dilution (b)	73,665	73,665	73,665	73,374	73,374	73,374

(a)
The comparable adjustments to Selling, general and administrative expenses for the twenty-eight weeks ended July 18, 2015 include GPI integration and store consolidation costs of $51,291 and GPI amortization of acquired intangible assets of $22,885. The comparable adjustments to Selling, general and administration expenses for the twenty-eight weeks ended July 12, 2014 include GPI integration and store consolidation costs of $27,697 and GPI amortization of acquired intangible assets of $22,907.

(b)
Weighted average common shares outstanding is calculated based on the weighted average number of shares outstanding during the year-to-date period. At July 18, 2015 and July 12, 2014, we had 73,204 and 72,976 shares outstanding, respectively.

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

At July 18, 2015, our cash and cash equivalents balance was $114.5 million, an increase of $9.9 million compared to January 3, 2015 (the end of Fiscal 2014). This increase in cash during the twenty-eight weeks ended July 18, 2015 was primarily a result of cash generated by operating activities, net of capital expenditures, debt repayments and dividends. Additional discussion of our cash flow results, including the comparison of the activity for the twenty-eight weeks ended July 18, 2015 to the comparable period of Fiscal 2014, is set forth in the Analysis of Cash Flows section.

As of July 18, 2015, our outstanding indebtedness was $1,453.6 million, or $183.3 million lower when compared to January 3, 2015, as a result of repayments on our credit facility. Additionally, we had $120.7 million in letters of credit outstanding, which reduced the available borrowings on our revolver to $819.3 million as of July 18, 2015. The letters of credit generally have a term of one year or less and primarily serve as collateral for our self-insurance policies.

GPI Integration and Exit Activities

We expect to incur approximately $80.0 million of GPI integration and store consolidation costs in Fiscal 2015. We expect these integration costs to be more than offset by by savings from acquisition synergies which are expected to increase to an annualized run-rate of $160.0 million by the end of 2016. During the twenty-eight weeks ended July 18, 2015, we incurred $51.3 million of GPI integration and store consolidation costs offset by approximately $57.6 million of synergies.

Subsequent to July 18, 2015, we approved a plan to close 50 underperforming stores during the remainder of 2015 and to eliminate certain positions at our corporate offices. This plan is in line with our accelerated focus on improving our overall profitability. The majority of the eliminations will be effective during our third fiscal quarter. We estimate that we will incur additional restructuring costs of $16 million to $20 million related to the store closures and approximately $6 million related to the corporate position eliminations. Substantially all of these costs are expected to be cash expenditures.

Capital Expenditures

Our primary capital requirements have been the funding of our new store development (leased and owned locations), maintenance of existing stores and investments under our Superior Availability and Service Leadership strategies, including supply chain and information technology. We lease approximately 85% of our stores. Our capital expenditures were $114.5 million for the twenty-eight weeks ended July 18, 2015.

Our future capital requirements will depend in large part on the number of and timing of new stores we open within a given year and the investments we make in existing stores, information technology, supply chain network and the integration of GPI. We anticipate that our capital expenditures in Fiscal 2015 will be approximately $325.0 million to $340.0 million. These investments will primarily include GPI integration expenditures for store conversions and supply chain and systems integration activities; new store development (leased and owned locations); and investments in our existing stores, supply chain network and systems. During the twenty-eight weeks ended July 18, 2015, we opened 57 stores and six Worldpac branches compared to 48 stores and three branches during the comparable period of last year. We anticipate opening between 100 to 120 stores and branches during Fiscal 2015.

Stock Repurchases

Our stock repurchase program allows us to repurchase our common stock on the open market or in privately negotiated transactions from time to time in accordance with the requirements of the SEC. Our $500 million stock repurchase program in place as of July 18, 2015 was authorized by our Board of Directors on May 14, 2012. During the twenty-eight weeks ended July 18, 2015, we repurchased no shares of our common stock under our stock repurchase program. At July 18, 2015, we had $415.1 million remaining under our stock repurchase program.

Dividend

Since Fiscal 2006, our Board of Directors has declared quarterly dividends of $0.06 per share to stockholders of record. On August 12, 2015, our Board of Directors declared a quarterly dividend of $0.06 per share to be paid on October 2, 2015 to all common stockholders of record as of September 18, 2015.

Analysis of Cash Flows

A summary and analysis of our cash flows for the twenty-eight week period ended July 18, 2015 as compared to the twenty-eight week period ended July 12, 2014 is included below.

	Twenty-Eight Week Periods Ended
	July 18, 2015	July 12, 2014
	(in millions)
Cash flows provided by operating activities	$330.8	$320.6
Cash flows used in investing activities	(130.5)	(2,165.3)
Cash flows (used in) provided by financing activities	(187.3)	802.1
Effect of exchange rate changes on cash	(3.1)	(2.3)
Net increase (decrease) in cash and cash equivalents	$9.9	$(1,045.0)

Operating Activities

For the twenty-eight weeks ended July 18, 2015, net cash provided by operating activities increased by $10.3 million to $330.8 million compared to the comparable period of 2014. The net increase in operating cash flow compared to the prior year was primarily driven by an increase in earnings and changes in working capital. Cash outflows for receivables and other assets decreased and cash inflows from accrued expenses increased compared to the comparable period of 2014 primarily due to the the timing of payroll and tax payments. This was partially offset by an increase in inventory, net of accounts payable and an increase in benefit for deferred income taxes. Our inventory growth was driven mainly by transitional inventory growth resulting from our product integration changeovers and new stores and branches.

Investing Activities

For the twenty-eight weeks ended July 18, 2015, net cash used in investing activities decreased by $2,034.8 million to $130.5 million compared to the comparable period of 2014. Cash used in investing activities in the prior year was driven by the acquisition of GPI. Cash used in investing activities for the twenty-eight weeks ended July 18, 2015 consisted primarily of purchases of property and equipment, which increased slightly from the prior year.

Financing Activities

For the twenty-eight weeks ended July 18, 2015, net cash used in financing activities was $187.3 million, as compared to net cash provided by financing activities of $802.1 million for the twenty-eight weeks ended July 12, 2014, a decrease of $989.4 million. This decrease was primarily a result of net borrowings under our credit facility during the twenty-eight weeks ended July 12, 2014 of $815.0 million associated with the acquisition of GPI. As of July 18, 2015, the outstanding amount under our credit facility was $400.0 million. We remain focused on reducing our leverage ratio and maintaining our investment grade ratings and expect to continue paying down this balance during 2015.

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

As of July 18, 2015, under the 2013 Credit Agreement, we had outstanding borrowings of $60.0 million under the revolver and $340.0 million under the term loan. As of July 18, 2015, we also had letters of credit outstanding of $120.7 million, which reduced the availability under the revolver to $819.3 million. The letters of credit generally have a term of one year or less and primarily serve as collateral for our self-insurance policies.

The interest rate on borrowings under the revolving credit facility is based, at our option, on adjusted LIBOR, plus a margin, or an alternate base rate, plus a margin. The current margin as of August 25, 2015 is 1.10% and 0.10% per annum for the adjusted LIBOR and alternate base rate borrowings, respectively. A facility fee is charged on the total amount of the revolving credit facility, payable in arrears. The current facility fee rate as of August 25, 2015 is 0.15% per annum. Under the terms of the 2013 Credit Agreement, the interest rate and facility fee are subject to change based on our credit rating.

The interest rate on the term loan is based, at our option, on adjusted LIBOR, plus a margin, or an alternate base rate, plus a margin. The current margin as of August 25, 2015 is 1.25% and 0.25% per annum for the adjusted LIBOR and alternate base rate borrowings, respectively. Under the terms of the term loan, the interest rate is subject to change based on our credit rating.

The 2013 Credit Agreement contains customary restrictive covenants, which include a maximum leverage ratio and minimum consolidated coverage ratio, and are further described in Note 6, Long-term Debt, in this Form 10-Q. We were in compliance with our covenants with respect to the 2013 Credit Agreement at July 18, 2015.

Senior Unsecured Notes

At July 18, 2015 our outstanding senior unsecured notes consisted of i) $450 million of 4.50% notes maturing in December 2023 (the “2023 Notes”); ii) $300 million of 4.50% notes maturing in January 2022 (the “2022 Notes”); and iii) $300 million of 5.75% notes maturing in May 2020 (the “2020 Notes” or collectively with the 2023 Notes and 2022 Notes, “the Notes”). The 2023 Notes bear interest at a rate of 4.50% per year payable semi-annually in arrears on June 1 and December 1 of each year. The 2022 Notes bear interest at a rate of 4.50% per year payable semi-annually in arrears on January 15 and July 15 of each year. The 2020 Notes bear interest at a rate of 5.75% per year payable semi-annually in arrears on May 1 and November 1 of each year.

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

As of July 18, 2015, we had a credit rating from Standard & Poor’s of BBB- and from Moody’s Investor Service of Baa3. On August 5, 2015, Moody's upgraded our credit rating from Baa3 to Baa2. The current outlooks by Standard & Poor’s and Moody’s are both stable. The current pricing grid used to determine our borrowing rate under the 2013 Credit Agreement is based on our credit ratings. Therefore, the margins on our revolver and term loan decreased to the rates disclosed above concurrent with the ratings change. If these credit ratings decline, our interest rate on outstanding balances may increase and our access to additional financing on favorable terms may become more limited. In addition, it could reduce the attractiveness of our vendor payment program, where certain of our vendors finance payment obligations from us with designated third party financial institutions, which could result in increased working capital requirements. Conversely, if these credit ratings improve, our interest rate may decrease.

Off-Balance-Sheet Arrangements

We guarantee loans made by banks to various of our independent store customers totaling $29.5 million as of July 18, 2015. These loans are collateralized by security agreements on merchandise inventory and other assets of the borrowers. We believe the likelihood of performance under these guarantees is remote and that the fair value of these guarantees is very minimal. As of July 18, 2015, we had no other off-balance-sheet arrangements as defined in Regulation S-K Item 303 of the SEC regulations. We include other off-balance-sheet arrangements in our contractual obligations table in our 2014 Form 10-K, including operating lease payments, interest payments on our Notes and revolving credit facility and letters of credit outstanding.

Contractual Obligations

As of July 18, 2015, there were no material changes to our outstanding contractual obligations as compared to our contractual obligations outstanding as of January 3, 2015. For additional information regarding our contractual obligations see “Contractual Obligations” in our 2014 Form 10-K.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our primary financial market risk is due to changes in interest rates. Historically, we have reduced our exposure to changes in interest rates by entering into various interest rate hedge instruments such as interest rate swap contracts and treasury lock agreements. We have historically utilized interest rate swaps to convert variable rate debt to fixed rate debt and to lock in fixed rates on future debt issuances. Our interest rate hedge instruments have been designated as cash flow hedges. We had no derivative instruments outstanding as of July 18, 2015.

The interest rates on borrowings under our revolving credit facility and term loan are based, at our option, on adjusted LIBOR, plus a margin, or an alternate base rate, plus a margin. As of July 18, 2015 we had $60.0 million of borrowings outstanding under our revolving credit facility and $340.0 million outstanding under our term loan and are therefore exposed to interest rate risk due to changes in LIBOR or alternate base rate. There is no interest rate risk associated with our 2020, 2022 or 2023 Notes, as the interest rates are fixed at 5.75%, 4.50% and 4.50%, respectively, per annum.

The table below presents principal cash flows and related weighted average interest rates on our revolving credit facility and term loan outstanding at July 18, 2015, by expected maturity dates. Weighted average variable rates are based on implied forward rates in the yield curve at July 18, 2015. Implied forward rates should not be considered a predictor of actual future interest rates.

	Fiscal 2015	Fiscal 2016	Fiscal 2017	Fiscal 2018	Fiscal 2019	Thereafter	Total	Fair Market Liability
	(dollars in thousands)
Variable rate	$—	$—	$—	$60,000	$340,000	$—	$400,000	$400,000
Weighted average interest rate	1.8%	2.3%	3.1%	3.6%	4.0%	—	2.8%	—

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

ITEM 4.CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of July 18, 2015 in accordance with Rule 13a-15(b) under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended July 18, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth the information with respect to repurchases of our common stock for the quarter ended July 18, 2015 (amounts in thousands, except per share amounts):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 26, 2015 to May 23, 2015	—	$—	—	$415,092
May 24, 2015 to June 20, 2015	1	155.41	—	415,092
June 21, 2015 to July 18, 2015	—	—	—	415,092

Total	1	$155.41	—	$415,092

(1)
We repurchased 924 shares of our common stock, at an aggregate cost of $0.1 million, or an average purchase price of $155.41 per share, in connection with the net settlement of shares issued as a result of the vesting of restricted stock and restricted stock units during the twelve weeks ended July 18, 2015.

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

ADVANCE AUTO PARTS, INC.

August 25, 2015	By:	/s/ Michael A. Norona
Michael A. Norona Executive Vice President and Chief Financial Officer

S-1

EXHIBIT INDEX

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith
3.1	Restated Certificate of Incorporation of Advance Auto Parts, Inc. (“Advance Auto”) (as amended effective as of June 7, 2013).	10-Q	3.1	8/19/2013
3.2	Amended and Restated Bylaws of Advance Auto (effective June 7, 2013).	8-K	3.2	6/13/2013
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document