Form 10-Q
period 2015-10-10
ADVANCE AUTO PARTS INC
filed 2015-11-17
CIK 1158449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 10, 2015
OR
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

As of November 12, 2015, the registrant had outstanding 73,236,597 shares of Common Stock, par value $0.0001 per share (the only class of common stock of the registrant outstanding).

i

PART I.  FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF
ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
October 10, 2015 and January 3, 2015
(in thousands, except per share data)
(unaudited)

	October 10, 2015	January 3, 2015
Assets
Current assets:
Cash and cash equivalents	$105,346	$104,671
Receivables, net	664,614	579,825
Inventories, net	4,141,562	3,936,955
Other current assets	96,863	119,589
Total current assets	5,008,385	4,741,040
Property and equipment, net of accumulated depreciation of $1,469,254 and $1,372,359	1,396,093	1,432,030
Goodwill	992,576	995,426
Intangible assets, net	702,719	748,125
Other assets, net	81,763	45,737
	$8,181,536	$7,962,358
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$595	$582
Accounts payable	3,180,175	3,095,365
Accrued expenses	582,661	520,673
Other current liabilities	187,483	126,446
Total current liabilities	3,950,914	3,743,066
Long-term debt	1,293,102	1,636,311
Other long-term liabilities	524,444	580,069
Commitments and contingencies
Stockholders' equity:
Preferred stock, nonvoting, $0.0001 par value	—	—
Common stock, voting, $0.0001 par value	7	7
Additional paid-in capital	589,324	562,945
Treasury stock, at cost	(114,864)	(113,044)
Accumulated other comprehensive loss	(32,053)	(12,337)
Retained earnings	1,970,662	1,565,341
Total stockholders' equity	2,413,076	2,002,912
	$8,181,536	$7,962,358

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
For the Twelve and Forty Week Periods Ended
October 10, 2015 and October 4, 2014
(in thousands, except per share data)
(unaudited)

	Twelve Week Periods Ended		Forty Week Periods Ended
	October 10, 2015	October 4, 2014	October 10, 2015	October 4, 2014
Net sales	$2,295,203	$2,289,456	$7,703,473	$7,606,652
Cost of sales, including purchasing and warehousing costs	1,262,816	1,255,014	4,189,873	4,156,980
Gross profit	1,032,387	1,034,442	3,513,600	3,449,672
Selling, general and administrative expenses	826,862	825,284	2,788,498	2,744,039
Operating income	205,525	209,158	725,102	705,633
Other, net:
Interest expense	(14,384)	(15,903)	(51,599)	(56,406)
Other income (expense), net	1,276	398	(4,440)	1,209
Total other, net	(13,108)	(15,505)	(56,039)	(55,197)
Income before provision for income taxes	192,417	193,653	669,063	650,436
Provision for income taxes	71,948	71,476	250,484	241,045
Net income	$120,469	$122,177	$418,579	$409,391

Basic earnings per common share	$1.64	$1.67	$5.70	$5.60
Diluted earnings per common share	$1.63	$1.66	$5.66	$5.56
Dividends declared per common share	$0.06	$0.06	$0.18	$0.18

Weighted average common shares outstanding	73,215	72,955	73,168	72,913
Weighted average common shares outstanding - assuming dilution	73,763	73,427	73,695	73,390

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
For the Twelve and Forty Week Periods Ended
October 10, 2015 and October 4, 2014
(in thousands)
(unaudited)

	Twelve Week Periods Ended		Forty Week Periods Ended
	October 10, 2015	October 4, 2014	October 10, 2015	October 4, 2014
Net income	$120,469	$122,177	$418,579	$409,391
Other comprehensive loss:
Changes in net unrecognized other postretirement benefit costs, net of $86, $89, $288 and $296 tax	(134)	(138)	(446)	(461)
Currency translation adjustments	811	(11,454)	(19,270)	(8,040)
Total other comprehensive income (loss)	677	(11,592)	(19,716)	(8,501)
Comprehensive income	$121,146	$110,585	$398,863	$400,890

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders' Equity
For the Forty Week Period Ended
October 10, 2015
(in thousands, except per share data)
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock, at cost		Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount		Shares	Amount
Balance, January 3, 2015	—	$—	74,493	$7	$562,945	1,419	$(113,044)	$(12,337)	$1,565,341	$2,002,912
Net income									418,579	418,579
Total other comprehensive loss								(19,716)		(19,716)
Issuance of shares upon the exercise of stock appreciation rights			121							—
Tax withholdings related to the exercise of stock appreciation rights					(11,713)					(11,713)
Tax benefit from share-based compensation, net					10,284					10,284
Restricted stock and restricted stock units vested			24							—
Share-based compensation					23,938					23,938
Stock issued under employee stock purchase plan			26		3,838					3,838
Repurchase of common stock						11	(1,820)			(1,820)
Cash dividends ($0.18 per common share)									(13,258)	(13,258)
Other					32					32
Balance, October 10, 2015	—	$—	74,664	$7	$589,324	1,430	$(114,864)	$(32,053)	$1,970,662	$2,413,076

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows For the Forty Week Periods Ended October 10, 2015 and October 4, 2014 (in thousands) (unaudited)
	Forty Week Periods Ended
	October 10, 2015	October 4, 2014
Cash flows from operating activities:
Net income	$418,579	$409,391
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	207,496	218,615
Share-based compensation	25,941	15,969
Loss on property and equipment, net	9,737	3,504
Other	2,045	2,014
(Benefit) provision for deferred income taxes	(13,486)	32,243
Excess tax benefit from share-based compensation	(10,291)	(5,698)
Net increase in, net of effect from acquisition of businesses:
Receivables, net	(86,610)	(102,062)
Inventories, net	(202,901)	(227,557)
Other assets	(16,522)	(43,534)
Net increase (decrease) in, net of effect from acquisition of businesses:
Accounts payable	91,590	209,461
Accrued expenses	93,101	29,103
Other liabilities	1,409	(1,155)
Net cash provided by operating activities	520,088	540,294
Cash flows from investing activities:
Purchases of property and equipment	(161,232)	(161,542)
Business acquisitions, net of cash acquired	(18,893)	(2,060,816)
Proceeds from sales of property and equipment	178	710
Net cash used in investing activities	(179,947)	(2,221,648)
Cash flows from financing activities:
Increase in bank overdrafts	23,455	3,366
Borrowings under credit facilities	509,200	1,940,700
Payments on credit facilities	(852,600)	(1,258,400)
Dividends paid	(17,642)	(17,561)
Proceeds from the issuance of common stock, primarily for employee stock purchase plan	3,870	5,506
Tax withholdings related to the exercise of stock appreciation rights	(11,713)	(4,730)
Excess tax benefit from share-based compensation	10,291	5,698
Repurchase of common stock	(1,820)	(839)
Contingent consideration related to previous business acquisition	—	(10,047)
Other	(294)	(801)
Net cash (used in) provided by financing activities	(337,253)	662,892

Effect of exchange rate changes on cash	(2,213)	(4,345)

Net increase (decrease) in cash and cash equivalents	675	(1,022,807)
Cash and cash equivalents, beginning of period	104,671	1,112,471
Cash and cash equivalents, end of period	$105,346	$89,664

Advance Auto Parts, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows For the Forty Week Periods Ended October 10, 2015 and October 4, 2014 (in thousands) (unaudited)
	Forty Week Periods Ended
	October 10, 2015	October 4, 2014
Supplemental cash flow information:
Interest paid	$42,477	$40,266
Income tax payments	185,085	222,862
Non-cash transactions:
Accrued purchases of property and equipment	17,350	21,801
Changes in other comprehensive income from post retirement benefits	(446)	(461)

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 10, 2015 and October 4, 2014
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

Acquisitions

During the forty weeks ended October 10, 2015, the Company acquired 23 stores through multiple cash transactions. The aggregate cost of the store acquisitions was $18,893, the value of which was primarily attributed to inventory, accounts receivable and goodwill. The fair value of assets and liabilities assumed are included in the balance sheet as of October 10, 2015. Proforma financial information is not provided based on materiality.

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

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 10, 2015 and October 4, 2014
(in thousands, except per share data)
(unaudited)

Segment and Related Information

As of October 10, 2015, the Company's operations are comprised of 5,240 stores and 118 distribution branches, which operate in the United States, Canada, Puerto Rico and the U.S. Virgin Islands primarily under the trade names “Advance Auto Parts,” "Carquest," "Autopart International" and "Worldpac." These locations offer a broad selection of brand name, original equipment manufacturer ("OEM") and proprietary automotive replacement parts, accessories, and maintenance items primarily for domestic and imported cars and light trucks. While the mix of do-it-yourself ("DIY") and do-it-for-me ("Commercial") customers varies among the four store brands, all of the locations serve customers through similar distribution channels. The Company has begun implementation of its plan to fully integrate the Carquest company-operated stores and overall operations into Advance Auto Parts by the end of fiscal 2017 and to eventually integrate the availability of all of the Company's product offerings throughout the entire chain.

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

In April 2015, the FASB issued ASU 2015-3 "Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs." ASU 2015-3 simplifies the presentation of debt issuance costs by requiring such costs be presented as a deduction from the corresponding debt liability. In August 2015, the FASB issued ASU 2015-15 "Interest - Imputed Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements" which clarifies that entities may continue to defer and present debt issuance costs associated with a line-of-credit as an asset and subsequently amortize the deferred costs ratably over the term of the arrangement. The guidance is effective for financial statements issued for reporting periods beginning after December 15, 2015 and interim periods within the reporting periods and requires retrospective presentation; earlier adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial condition, results of operations or cash flows.

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

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 10, 2015 and October 4, 2014
(in thousands, except per share data)
(unaudited)

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

In May 2014, the FASB issued ASU 2014-09 "Revenue from Contracts with Customers." This ASU is a comprehensive new revenue recognition model that expands disclosure requirements and requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14 which defers the effective date of ASU 2014-09 by one year. As a result, ASU 2014-09 will become effective during annual reporting periods beginning after December 15, 2017 and interim reporting periods during the year of adoption with public entities permitted to early adopt for reporting periods beginning after December 15, 2016. We are currently evaluating the impact of the adoption of this guidance on the Company's consolidated financial condition, results of operations and cash flows.

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

Inventories are stated at the lower of cost or market. The Company used the LIFO method of accounting for approximately 89% of inventories at October 10, 2015 and 88% of inventories at January 3, 2015. Under LIFO, the Company’s cost of sales reflects the costs of the most recently purchased inventories, while the inventory carrying balance represents the costs for inventories purchased in Fiscal 2015 and prior years. As a result of utilizing LIFO, the Company recorded a decrease to cost of sales of $46,356 and $4,172 for the forty weeks ended October 10, 2015 and October 4, 2014, respectively. The Company's overall costs to acquire inventory for the same or similar products have generally decreased historically as the Company has been able to leverage its continued growth, execution of merchandising strategies and realization of supply chain efficiencies.

An actual valuation of inventory under the LIFO method is performed by the Company at the end of each fiscal year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected fiscal year-end inventory levels and costs.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 10, 2015 and October 4, 2014
(in thousands, except per share data)
(unaudited)

Inventory balances at October 10, 2015 and January 3, 2015 were as follows:

	October 10, 2015	January 3, 2015
Inventories at FIFO, net	$3,972,375	$3,814,123
Adjustments to state inventories at LIFO	169,187	122,832
Inventories at LIFO, net	$4,141,562	$3,936,955

3. Exit Activities and Impairment:

Office Consolidations

In June 2014, the Company approved plans to relocate operations from its Minneapolis, Minnesota and Campbell, California offices to other existing offices of the Company, including its offices in Newark, California, Roanoke, Virginia and Raleigh, North Carolina, and to close its Minneapolis and Campbell offices. The Company also relocated various functions between its existing offices in Roanoke and Raleigh. The relocations and office closings are substantially complete as of October 10, 2015.

In connection with these relocations and office closings, the Company relocated some employees and terminated the employment of others. The Board of Directors of the Company approved this action in order to take advantage of synergies following the acquisition of GPI and to capitalize on the strength of existing locations and organizational experience. The Company estimates that it will incur restructuring costs of approximately $23,300 under these plans through the end of 2015. Substantially all of these costs are expected to be cash expenditures. This estimate includes approximately $10,700 of employee severance costs and $12,600 of relocation costs, most of which has been incurred as of October 10, 2015.

Employees receiving severance/outplacement benefits were required to render service until termination in order to receive the benefits. Therefore, the severance/outplacement benefits are recognized over the related service periods. During the twelve and forty weeks ended October 10, 2015 the Company recognized $431 and $3,459, respectively, of severance/outplacement benefits under these restructuring plans and other severance related to the acquisition of GPI. Other restructuring costs, including costs to relocate employees, are recognized in the period in which the liability is incurred. During the twelve and forty weeks ended October 10, 2015 the Company recognized $928 and $3,699, respectively, of relocation costs.

Integration of Carquest stores

The Company also approved plans in June 2014 to begin consolidating its Carquest stores acquired on January 2, 2014. As of October 10, 2015, 152 Carquest stores had been consolidated into existing Advance Auto Parts stores and 118 Carquest stores had been converted to the Advance Auto Parts format. This includes the consolidation of 54 Carquest stores and conversion of 108 Carquest stores during the forty weeks ended October 10, 2015. Plans are in place to consolidate or convert the remaining Carquest stores by the middle of 2017. In addition, the Company will continue to consolidate or convert the remaining 33 stores that were acquired with B.W.P. Distributors, Inc. ("BWP") on December 31, 2012 (which also operate under the Carquest trade name), 37 of which had been consolidated and 34 had been converted as of October 10, 2015. Three of these stores were consolidated and two stores were converted during the forty weeks ended October 10, 2015. The Company estimates that the total exit costs to be incurred as a result of consolidations and conversions during Fiscal 2015 will be approximately $8,400, consisting primarily of closed store lease obligations. The Company incurred $2,193 and $7,202 of exit costs related to the consolidations and conversions during the twelve and forty weeks ended October 10, 2015, respectively.

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

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 10, 2015 and October 4, 2014
(in thousands, except per share data)
(unaudited)

Other Exit Activities

In August 2014, the Company approved plans to consolidate and convert its 40 Autoparts International ("AI") stores located in Florida into Advance Auto Parts stores. As of October 10, 2015, all of the AI consolidations and conversions were complete. During the forty weeks ended October 10, 2015, the Company incurred $2,700 of exit costs associated with these plans.

In July 2015, the Company approved a plan to close 50 under-performing Advance Auto Parts, Carquest and AI stores during the remainder of 2015 and to eliminate certain positions at its corporate offices. The majority of the corporate office eliminations were effective during the twelve weeks ended October 10, 2015. The Company expects to recognize approximately $6,000 related to the elimination of corporate office positions, most of which was recognized during the twelve weeks ended October 10, 2015. In November 2015, the Company approved a plan to close an additional 30 under-performing stores during 2015. The Company estimates that it will incur restructuring costs of $26,000 to $35,000 related to the 80 store closures, primarily consisting of closed store lease obligations. Substantially all of these costs are expected to be cash expenditures. The amount recognized for these store closures during the twelve weeks ended October 10, 2015 was insignificant.

Total Restructuring Liabilities

A summary of the Company’s restructuring liabilities, which are recorded in accrued expenses (current portion) and other long-term liabilities (long-term portion) in the accompanying condensed consolidated balance sheet, are presented in the following table:

	Closed Store Lease Obligations	Severance	Relocation and Other Exit Costs	Total
For the twelve weeks ended October 10, 2015:

Balance, July 18, 2015	$22,236	$2,634	$804	$25,674
Reserves established	3,040	5,948	928	9,916
Change in estimates	(1,666)	(527)	—	(2,193)
Cash payments	(2,000)	(1,961)	(1,666)	(5,627)
Balance, October 10, 2015	$21,610	$6,094	$66	$27,770

For the forty weeks ended October 10, 2015:

Balance, January 3, 2015	$19,270	$5,804	$1,816	$26,890
Reserves established	10,877	9,957	3,699	24,533
Change in estimates	(262)	(1,509)	—	(1,771)
Cash payments	(8,275)	(8,158)	(5,449)	(21,882)
Balance, October 10, 2015	$21,610	$6,094	$66	$27,770

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 10, 2015 and October 4, 2014
(in thousands, except per share data)
(unaudited)

4. Goodwill and Intangible Assets:

Goodwill

The following table reflects the carrying amount of goodwill and the changes in goodwill carrying amounts.

	October 10, 2015	January 3, 2015
	(40 weeks ended)	(53 weeks ended)
Goodwill, beginning of period	$995,426	$199,835
Acquisitions	1,995	798,043
Changes in foreign currency exchange rates	(4,845)	(2,452)

Goodwill, end of period	$992,576	$995,426

During the forty weeks ended October 10, 2015, the Company added $1,995 of goodwill associated with the acquisition of 23 stores. During 2014, the Company acquired GPI which resulted in the addition of $797,391 of goodwill and also added $652 of goodwill associated with the acquisition of nine stores.

Intangible Assets Other Than Goodwill

In 2014, the Company recorded an increase to intangible assets of $757,453 related to the acquisition of GPI and nine stores. The increase included customer relationships of $330,293 which are being amortized over 12 years, non-competes totaling $50,695 which are being amortized over 5 years and favorable leases of $56,465 which are being amortized over the life of the respective leases at a weighted average of 4.5 years. The increase also includes indefinite-life intangibles of $320,000 from acquired brands.

Amortization expense was $12,382 and $12,947 for the twelve weeks ended October 10, 2015 and October 4, 2014, respectively. Amortization expense was $40,595 and $43,868 for the forty weeks ended October 10, 2015 and October 4, 2014, respectively. The gross carrying amounts and accumulated amortization of acquired intangible assets as of October 10, 2015 and January 3, 2015 are comprised of the following:

	October 10, 2015			January 3, 2015
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Customer relationships	$360,212	$(63,829)	$296,383	$362,483	$(40,609)	$321,874
Acquired technology	8,850	(8,850)	—	8,850	(8,569)	281
Favorable leases	56,130	(20,762)	35,368	56,342	(11,939)	44,403
Non-compete and other	57,430	(22,866)	34,564	56,780	(14,596)	42,184
	482,622	(116,307)	366,315	484,455	(75,713)	408,742

Unamortized intangible assets:
Brands, trademark and tradenames	336,404	—	336,404	339,383	—	339,383

Total intangible assets	$819,026	$(116,307)	$702,719	$823,838	$(75,713)	$748,125

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 10, 2015 and October 4, 2014
(in thousands, except per share data)
(unaudited)

Future Amortization Expense

The table below shows expected amortization expense for the next five years for acquired intangible assets recorded as of October 10, 2015:

Fiscal Year	Amount
Remainder of 2015	$11,342
2016	48,166
2017	45,812
2018	42,801
2019	32,041
Thereafter	186,153

5. Receivables, net:

Receivables consist of the following:

	October 10, 2015	January 3, 2015
Trade	$435,964	$360,922
Vendor	236,852	222,476
Other	16,111	12,579
Total receivables	688,927	595,977
Less: Allowance for doubtful accounts	(24,313)	(16,152)
Receivables, net	$664,614	$579,825

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 10, 2015 and October 4, 2014
(in thousands, except per share data)
(unaudited)

6. Long-term Debt:

Long-term debt consists of the following:

	October 10, 2015	January 3, 2015
Revolving facility at variable interest rates (1.35% and 2.45% at October 10, 2015 and January 3, 2015, respectively, due December 5, 2018)	$60,000	$93,400
Term loan at variable interest rates (1.50% and 1.72% at October 10, 2015 and January 3, 2015, respectively) due January 2, 2019	180,000	490,000
5.75% Senior Unsecured Notes (net of unamortized discount of $653 and $746 at October 10, 2015 and January 3, 2015, respectively) due May 1, 2020	299,347	299,254
4.50% Senior Unsecured Notes (net of unamortized discount of $65 and $72 at October 10, 2015 and January 3, 2015, respectively) due January 15, 2022	299,935	299,928
4.50% Senior Unsecured Notes (net of unamortized discount of $1,180 and $1,271 at October 10, 2015 and January 3, 2015, respectively) due December 1, 2023	448,820	448,729
Other	5,595	5,582
	1,293,697	1,636,893
Less: Current portion of long-term debt	(595)	(582)
Long-term debt, excluding current portion	$1,293,102	$1,636,311

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

As of October 10, 2015, under the 2013 Credit Agreement, the Company had outstanding borrowings of $60,000 under the revolver and $180,000 under the term loan. As of October 10, 2015, the Company also had letters of credit outstanding of $118,622, which reduced the availability under the revolver to $821,378. The letters of credit generally have a term of one year or less and primarily serve as collateral for the Company’s self-insurance policies.

The interest rate on borrowings under the revolving credit facility is based, at the Company’s option, on adjusted LIBOR, plus a margin, or an alternate base rate, plus a margin. The current margin is 1.10% and 0.10% per annum for the adjusted LIBOR and alternate base rate borrowings, respectively. A facility fee is charged on the total amount of the revolving credit facility, payable in arrears. The current facility fee rate is 0.15% per annum. Under the terms of the 2013 Credit Agreement, the interest rate and facility fee are subject to change based on the Company’s credit rating.

The interest rate on the term loan is based, at the Company’s option, on adjusted LIBOR, plus a margin, or an alternate base rate, plus a margin. The current margin is 1.25% and 0.25% per annum for the adjusted LIBOR and alternate base rate borrowings, respectively. Under the terms of the term loan, the interest rate is subject to change based on the Company’s credit rating.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 10, 2015 and October 4, 2014
(in thousands, except per share data)
(unaudited)

The 2013 Credit Agreement contains customary covenants restricting the ability of: (a) subsidiaries of Advance Stores to, among other things, create, incur or assume additional debt; (b) Advance Stores and its subsidiaries to, among other things, (i) incur liens, (ii) make loans and investments, (iii) guarantee obligations, and (iv) change the nature of its business conducted by itself and its subsidiaries; (c) Advance, Advance Stores and their subsidiaries to, among other things (i) engage in certain mergers, acquisitions, asset sales and liquidations, (ii) enter into certain hedging arrangements, (iii) enter into restrictive agreements limiting its ability to incur liens on any of its property or assets, pay distributions, repay loans, or guarantee indebtedness of its subsidiaries, and (iv) engage in sale-leaseback transactions; and (d) Advance, among other things, to change its holding company status. Advance and Advance Stores are required to comply with financial covenants with respect to a maximum leverage ratio and a minimum consolidated coverage ratio. The 2013 Credit Agreement also provides for customary events of default, including non-payment defaults, covenant defaults and cross-defaults to Advance Stores’ other material indebtedness. The Company was in compliance with its covenants with respect to the 2013 Credit Agreement as of October 10, 2015.

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

Debt Guarantees

The Company is a guarantor of loans made by banks to various independently-owned Carquest stores that are customers of the Company ("Independents") totaling $28,764 as of October 10, 2015. The Company has concluded that some of these

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 10, 2015 and October 4, 2014
(in thousands, except per share data)
(unaudited)

guarantees meet the definition of a variable interest in a variable interest entity. However, the Company does not have the power to direct the activities that most significantly affect the economic performance of the Independents and therefore is not the primary beneficiary of these stores. Upon entering into a relationship with certain Independents, the Company guaranteed the debt of those stores to aid in the procurement of business loans. These loans are collateralized by security agreements on merchandise inventory and other assets of the borrowers. The approximate value of the inventory collateralized in these agreements is $68,498 as of October 10, 2015. The Company believes that the likelihood of performance under these guarantees is remote, and any fair value attributable to these guarantees would be very minimal.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

During the forty weeks ended October 10, 2015, the Company had no significant assets or liabilities that were measured at fair value on a recurring basis.

Non-Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). During the twelve and forty weeks ended October 10, 2015, the Company recorded impairment charges of $2,744 and $8,735, respectively, on various store and corporate assets. The remaining fair value of these assets was not significant.

Fair Value of Financial Assets and Liabilities

The carrying amount of the Company’s cash and cash equivalents, accounts receivable, bank overdrafts, accounts payable, accrued expenses and the current portion of long term debt approximate their fair values due to the relatively short term nature of these instruments. The fair value of the Company’s senior unsecured notes was determined using Level 2 inputs based on quoted market prices, and the Company believes that the carrying value of its other long-term debt and certain long-term liabilities approximate fair value. The carrying value and fair value of the Company's long-term debt as of October 10, 2015 and January 3, 2015, respectively, are as follows:

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 10, 2015 and October 4, 2014
(in thousands, except per share data)
(unaudited)

	October 10, 2015	January 3, 2015
Carrying Value	$1,293,102	$1,636,311
Fair Value	$1,361,000	$1,728,000

8. Stock Repurchases:

The Company’s stock repurchase program allows it to repurchase its common stock on the open market or in privately negotiated transactions from time to time in accordance with the requirements of the SEC. The Company's $500,000 stock repurchase program in place as of October 10, 2015 was authorized by its Board of Directors on May 14, 2012.

During the twelve and forty week periods ended October 10, 2015 the Company repurchased no shares of its common stock under its stock repurchase program. The Company had $415,092 remaining under its stock repurchase program as of October 10, 2015.

The Company repurchased an insignificant number of shares of its common stock at an aggregate cost of $86, or an average price of $183.62 per share, in connection with the net settlement of shares issued as a result of the vesting of restricted stock and restricted stock units during the twelve weeks ended October 10, 2015. The Company repurchased 11 shares of its common stock at an aggregate cost of $1,820, or an average price of $159.03 per share, in connection with the net settlement of shares issued as a result of the vesting of restricted stock and restricted stock units during the forty weeks ended October 10, 2015.

9. Earnings per Share:

Certain of the Company’s shares granted to Team Members in the form of restricted stock and restricted stock units are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per share. For the twelve week periods ended October 10, 2015 and October 4, 2014, earnings of $425 and $392, respectively, were allocated to the participating securities. For the forty week periods ended October 10, 2015 and October 4, 2014, earnings of $1,503 and $1,282, respectively, were allocated to the participating securities.

Diluted earnings per share are calculated by including the effect of dilutive securities. Share-based awards to purchase approximately 1 and 2 shares of common stock that had an exercise price in excess of the average market price of the common stock during the twelve week periods ended October 10, 2015 and October 4, 2014, respectively, were not included in the calculation of diluted earnings per share because they were anti-dilutive. Share-based awards to purchase approximately 1 and 9 shares of common stock that had an exercise price in excess of the average market price of the common stock during the forty week periods ended October 10, 2015 and October 4, 2014, respectively, were not included in the calculation of diluted earnings per share because they were anti-dilutive.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 10, 2015 and October 4, 2014
(in thousands, except per share data)
(unaudited)

The following table illustrates the computation of basic and diluted earnings per share for the twelve and forty week periods ended October 10, 2015 and October 4, 2014, respectively:

	Twelve Weeks Ended		Forty Weeks Ended
	October 10, 2015	October 4, 2014	October 10, 2015	October 4, 2014
Numerator
Net income	$120,469	$122,177	$418,579	$409,391
Participating securities' share in earnings	(425)	(392)	(1,503)	(1,282)
Net income applicable to common shares	$120,044	$121,785	$417,076	$408,109
Denominator
Basic weighted average common shares	73,215	72,955	73,168	72,913
Dilutive impact of share-based awards	548	472	527	477
Diluted weighted average common shares	73,763	73,427	73,695	73,390

Basic earnings per common share
Net income applicable to common stockholders	$1.64	$1.67	$5.70	$5.60

Diluted earnings per common share
Net income applicable to common stockholders	$1.63	$1.66	$5.66	$5.56

10. Warranty Liabilities:

The following table presents changes in the Company’s warranty reserves:

	October 10, 2015	January 3, 2015
	(40 weeks ended)	(53 weeks ended)
Warranty reserve, beginning of period	$47,972	$39,512
Reserves acquired with GPI	—	4,490
Additions to warranty reserves	35,820	52,306
Reserves utilized	(36,738)	(48,336)

Warranty reserve, end of period	$47,054	$47,972

The Company’s warranty liabilities are included in Accrued expenses in its condensed consolidated balance sheets.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 10, 2015 and October 4, 2014
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

The following tables present condensed consolidating balance sheets as of October 10, 2015 and January 3, 2015 and condensed consolidating statements of operations, comprehensive income and cash flows for the twelve and forty weeks ended October 10, 2015 and October 4, 2014, and should be read in conjunction with the condensed consolidated financial statements herein.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 10, 2015 and October 4, 2014
(in thousands, except per share data)
(unaudited)

Condensed Consolidating Balance Sheets
As of October 10, 2015

	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$9	$72,070	$33,276	$(9)	$105,346
Receivables, net	—	625,236	39,378	—	664,614
Inventories, net	—	3,971,213	170,349	—	4,141,562
Other current assets	2,390	94,710	1,761	(1,998)	96,863
Total current assets	2,399	4,763,229	244,764	(2,007)	5,008,385
Property and equipment, net of accumulated depreciation	160	1,386,074	9,859	—	1,396,093
Goodwill	—	943,319	49,257	—	992,576
Intangible assets, net	—	652,404	50,315	—	702,719
Other assets, net	13,483	74,131	802	(6,653)	81,763
Investment in subsidiaries	2,473,182	303,741	—	(2,776,923)	—
Intercompany note receivable	1,048,102	—	—	(1,048,102)	—
Due from intercompany, net	—	—	300,606	(300,606)	—
	$3,537,326	$8,122,898	$655,603	$(4,134,291)	$8,181,536
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$—	$595	$—	$—	$595
Accounts payable	24	2,878,701	301,450	—	3,180,175
Accrued expenses	2,231	559,577	21,785	(932)	582,661
Other current liabilities	—	172,523	16,035	(1,075)	187,483
Total current liabilities	2,255	3,611,396	339,270	(2,007)	3,950,914
Long-term debt	1,048,102	245,000	—	—	1,293,102
Other long-term liabilities	—	518,505	12,592	(6,653)	524,444
Intercompany note payable	—	1,048,102	—	(1,048,102)	—
Due to intercompany, net	73,893	226,713	—	(300,606)	—
Commitments and contingencies

Stockholders' equity	2,413,076	2,473,182	303,741	(2,776,923)	2,413,076
	$3,537,326	$8,122,898	$655,603	$(4,134,291)	$8,181,536

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 10, 2015 and October 4, 2014
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

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 10, 2015 and October 4, 2014
(in thousands, except per share data)
(unaudited)

Condensed Consolidating Statements of Operations
For the Twelve weeks ended October 10, 2015

	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$2,223,582	$132,404	$(60,783)	$2,295,203
Cost of sales, including purchasing and warehousing costs	—	1,226,663	96,936	(60,783)	1,262,816
Gross profit	—	996,919	35,468	—	1,032,387
Selling, general and administrative expenses	4,269	814,492	21,017	(12,916)	826,862
Operating (loss) income	(4,269)	182,427	14,451	12,916	205,525
Other, net:
Interest expense	(11,929)	(2,478)	23	—	(14,384)
Other income (expense), net	16,243	(3,843)	1,792	(12,916)	1,276
Total other, net	4,314	(6,321)	1,815	(12,916)	(13,108)
Income before provision for income taxes	45	176,106	16,266	—	192,417
Provision for income taxes	110	68,435	3,403	—	71,948
(Loss) Income before equity in earnings of subsidiaries	(65)	107,671	12,863	—	120,469
Equity in earnings of subsidiaries	120,534	12,863	—	(133,397)	—
Net income	$120,469	$120,534	$12,863	$(133,397)	$120,469

Condensed Consolidating Statements of Operations
For the Twelve weeks ended October 4, 2014

	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$2,210,946	$128,949	$(50,439)	$2,289,456
Cost of sales, including purchasing and warehousing costs	—	1,215,938	89,515	(50,439)	1,255,014
Gross profit	—	995,008	39,434	—	1,034,442
Selling, general and administrative expenses	2,972	809,372	25,522	(12,582)	825,284
Operating (loss) income	(2,972)	185,636	13,912	12,582	209,158
Other, net:
Interest expense	(11,926)	(3,974)	(3)	—	(15,903)
Other income (expense), net	14,858	(2,412)	534	(12,582)	398
Total other, net	2,932	(6,386)	531	(12,582)	(15,505)
(Loss) income before provision for income taxes	(40)	179,250	14,443	—	193,653
(Benefit) provision for income taxes	(35)	68,585	2,926	—	71,476
(Loss) Income before equity in earnings of subsidiaries	(5)	110,665	11,517	—	122,177
Equity in earnings of subsidiaries	122,182	11,517	—	(133,699)	—
Net income	$122,177	$122,182	$11,517	$(133,699)	$122,177

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 10, 2015 and October 4, 2014
(in thousands, except per share data)
(unaudited)

Condensed Consolidating Statements of Operations
For the Forty weeks ended October 10, 2015

	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$7,466,695	$465,035	$(228,257)	$7,703,473
Cost of sales, including purchasing and warehousing costs	—	4,081,261	336,869	(228,257)	4,189,873
Gross profit	—	3,385,434	128,166	—	3,513,600
Selling, general and administrative expenses	15,377	2,744,555	72,981	(44,415)	2,788,498
Operating (loss) income	(15,377)	640,879	55,185	44,415	725,102
Other, net:
Interest expense	(40,280)	(11,481)	162	—	(51,599)
Other income (expense), net	55,886	(11,077)	(4,834)	(44,415)	(4,440)
Total other, net	15,606	(22,558)	(4,672)	(44,415)	(56,039)
Income before provision for income taxes	229	618,321	50,513	—	669,063
Provision for income taxes	564	241,885	8,035	—	250,484
(Loss) Income before equity in earnings of subsidiaries	(335)	376,436	42,478	—	418,579
Equity in earnings of subsidiaries	418,914	42,478	—	(461,392)	—
Net income	$418,579	$418,914	$42,478	$(461,392)	$418,579

Condensed Consolidating Statements of Operations
For the Forty weeks ended October 4, 2014

	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$7,356,764	$411,256	$(161,368)	$7,606,652
Cost of sales, including purchasing and warehousing costs	—	4,030,531	287,817	(161,368)	4,156,980
Gross profit	—	3,326,233	123,439	—	3,449,672
Selling, general and administrative expenses	10,936	2,695,012	80,638	(42,547)	2,744,039
Operating (loss) income	(10,936)	631,221	42,801	42,547	705,633
Other, net:
Interest expense	(40,023)	(16,219)	(164)	—	(56,406)
Other income (expense), net	51,005	(6,836)	(413)	(42,547)	1,209
Total other, net	10,982	(23,055)	(577)	(42,547)	(55,197)
Income before provision for income taxes	46	608,166	42,224	—	650,436
Provision for income taxes	73	232,489	8,483	—	241,045
(Loss) Income before equity in earnings of subsidiaries	(27)	375,677	33,741	—	409,391
Equity in earnings of subsidiaries	409,418	33,741	—	(443,159)	—
Net income	$409,391	$409,418	$33,741	$(443,159)	$409,391

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 10, 2015 and October 4, 2014
(in thousands, except per share data)
(unaudited)

Condensed Consolidating Statements of Comprehensive Income
For the Twelve Weeks ended October 10, 2015

	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$120,469	$120,534	$12,863	$(133,397)	$120,469
Other comprehensive income:
Changes in net unrecognized other postretirement benefit costs	—	(134)	—	—	(134)
Currency translation adjustments	—	—	811	—	811
Equity in other comprehensive income of subsidiaries	677	811	—	(1,488)	—
Other comprehensive income	677	677	811	(1,488)	677
Comprehensive income	$121,146	$121,211	$13,674	$(134,885)	$121,146

Condensed Consolidating Statements of Comprehensive Income
For the Twelve Weeks ended October 4, 2014

	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$122,177	$122,182	$11,517	$(133,699)	$122,177
Other comprehensive loss:
Changes in net unrecognized other postretirement benefit costs	—	(138)	—	—	(138)
Currency translation adjustments	—	—	(11,454)	—	(11,454)
Equity in other comprehensive loss of subsidiaries	(11,592)	(11,454)	—	23,046	—
Other comprehensive loss	(11,592)	(11,592)	(11,454)	23,046	(11,592)
Comprehensive income	$110,585	$110,590	$63	$(110,653)	$110,585

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 10, 2015 and October 4, 2014
(in thousands, except per share data)
(unaudited)

Condensed Consolidating Statements of Comprehensive Income
For the Forty Weeks ended October 10, 2015

	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$418,579	$418,914	$42,478	$(461,392)	$418,579
Other comprehensive loss:
Changes in net unrecognized other postretirement benefit costs	—	(446)	—	—	(446)
Currency translation adjustments	—	—	(19,270)	—	(19,270)
Equity in other comprehensive loss of subsidiaries	(19,716)	(19,270)	—	38,986	—
Other comprehensive loss	(19,716)	(19,716)	(19,270)	38,986	(19,716)
Comprehensive income	$398,863	$399,198	$23,208	$(422,406)	$398,863

Condensed Consolidating Statements of Comprehensive Income
For the Forty Weeks ended October 4, 2014

	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$409,391	$409,418	$33,741	$(443,159)	$409,391
Other comprehensive loss:
Changes in net unrecognized other postretirement benefit costs	—	(461)	—	—	(461)
Currency translation adjustments	—	—	(8,040)	—	(8,040)
Equity in other comprehensive loss of subsidiaries	(8,501)	(8,040)	—	16,541	—
Other comprehensive loss	(8,501)	(8,501)	(8,040)	16,541	(8,501)
Comprehensive income	$400,890	$400,917	$25,701	$(426,618)	$400,890

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 10, 2015 and October 4, 2014
(in thousands, except per share data)
(unaudited)

Condensed Consolidating Statements of Cash Flows
For the Forty weeks ended October 10, 2015

	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$526,749	$(6,661)	$—	$520,088
Cash flows from investing activities:
Purchases of property and equipment	—	(159,442)	(1,790)	—	(161,232)
Business acquisitions, net of cash acquired	—	(18,583)	(310)	—	(18,893)
Proceeds from sales of property and equipment	—	174	4	—	178
Net cash used in investing activities	—	(177,851)	(2,096)	—	(179,947)
Cash flows from financing activities:
Increase in bank overdrafts	—	18,535	4,920	—	23,455
Borrowings under credit facilities	—	509,200	—	—	509,200
Payments on credit facilities	—	(852,600)	—	—	(852,600)
Dividends paid	—	(17,642)	—	—	(17,642)
Proceeds from the issuance of common stock, primarily for employee stock purchase plan	—	3,870	—	—	3,870
Tax withholdings related to the exercise of stock appreciation rights	—	(11,713)	—	—	(11,713)
Excess tax benefit from share-based compensation	—	10,291	—	—	10,291
Repurchase of common stock	—	(1,820)	—	—	(1,820)
Other	—	(294)	—	—	(294)
Net cash (used in) provided by financing activities	—	(342,173)	4,920	—	(337,253)
Effect of exchange rate changes on cash	—	—	(2,213)	—	(2,213)
Net increase (decrease) in cash and cash equivalents	—	6,725	(6,050)	—	675
Cash and cash equivalents, beginning of period	9	65,345	39,326	(9)	104,671
Cash and cash equivalents, end of period	$9	$72,070	$33,276	$(9)	$105,346

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 10, 2015 and October 4, 2014
(in thousands, except per share data)
(unaudited)

Condensed Consolidating Statements of Cash Flows
For the Forty weeks ended October 4, 2014

	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$—	$521,116	$19,178	$—	$540,294
Cash flows from investing activities:
Purchases of property and equipment	—	(159,621)	(1,921)	—	(161,542)
Business acquisitions, net of cash acquired	—	(2,059,986)	(830)	—	(2,060,816)
Proceeds from sales of property and equipment	—	692	18	—	710
Net cash used in investing activities	—	(2,218,915)	(2,733)	—	(2,221,648)
Cash flows from financing activities:				—
Increase in bank overdrafts	—	3,375	—	(9)	3,366
Borrowings under credit facilities	—	1,940,700	—	—	1,940,700
Payments on credit facilities	—	(1,258,400)	—	—	(1,258,400)
Dividends paid	—	(17,561)	—	—	(17,561)
Proceeds from the issuance of common stock, primarily for employee stock purchase plan	—	5,506	—	—	5,506
Tax withholdings related to the exercise of stock appreciation rights	—	(4,730)	—	—	(4,730)
Excess tax benefit from share-based compensation	—	5,698	—	—	5,698
Repurchase of common stock	—	(839)	—	—	(839)
Contingent consideration related to previous business acquisition	—	(10,047)	—	—	(10,047)
Other	—	(801)	—	—	(801)
Net cash provided by financing activities	—	662,901	—	(9)	662,892
Effect of exchange rate changes on cash	—	—	(4,345)	—	(4,345)
Net (decrease) increase in cash and cash equivalents	—	(1,034,898)	12,100	(9)	(1,022,807)
Cash and cash equivalents, beginning of period	9	1,106,766	5,696	—	1,112,471
Cash and cash equivalents, end of period	$9	$71,868	$17,796	$(9)	$89,664

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
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

•
our ability to expand our business, including the location of available and suitable real estate for new store locations, the risk that sales cannibalization will occur or become more significant as we increase our presence in existing markets, the integration of any acquired businesses and the continued increase in supply chain capacity and efficiency;

•	our dependence on our suppliers to provide us with products that comply with safety and quality standards;

•
the risk that we may experience difficulty in successfully implementing announced leadership changes; the ability of the persons appointed to lead and provide results in their new roles; potential disruption to our business resulting from announced leadership changes; the impact of announced leadership changes on our relationships with customers, suppliers and other business partners; and our ability to attract, develop and retain executives and other employees, or Team Members;

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

Introduction

We are the largest automotive aftermarket parts provider in North America, serving both "do-it-for me", or Commercial, and "do-it-yourself", or DIY, customers in the automotive aftermarket. As of October 10, 2015, we operated a total of 5,240 stores and 118 distribution branches. We operated primarily within the United States, with additional locations in Canada, Puerto Rico and the U.S. Virgin Islands. Our stores operate primarily under the trade names "Advance Auto Parts," "Autopart International" and "Carquest," and our distribution branches operate under the "Worldpac" trade name. In addition, we serve approximately 1,300 independently-owned Carquest stores ("independent stores").

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

Management Overview

We generated diluted earnings per share, or diluted EPS, of $1.63 during our twelve weeks ended October 10, 2015 (or the third quarter of Fiscal 2015) compared to $1.66 for the comparable period of Fiscal 2014. The decrease in our diluted EPS was driven primarily by costs associated with the integration of GPI, store consolidations and support center restructuring. Excluding the impact of these costs, we saw improvement in our SG&A rate driven by lower incentive compensation, overall lower administrative costs and synergy savings, partially offset by expense de-leverage as a result of our low comparable store sales growth. When adjusted for the following comparable adjustments, our comparable earnings per diluted share ("Comparable Cash EPS") was $1.95 during the third quarter of Fiscal 2015 compared to $1.89 during the comparable period of Fiscal 2014:

	Q3 2015	Q3 2014
GPI integration, store consolidation and support center restructuring	$0.24	$0.15
Amortization related to the acquired intangible assets from GPI	$0.08	$0.08

Refer to the "Reconciliation of Non-GAAP Financial Measures" section for further details of our comparable adjustments.

Our comparable store sales increased 0.5% compared to the third quarter of Fiscal 2014 driven by modest growth in our Commercial sales, with our DIY sales essentially flat. We saw an encouraging start to the quarter; however, our comparable store sales trends decelerated towards the middle of the quarter. We attribute this deceleration to the integration of GPI which has continued to have a more prolonged impact on our core commercial business. This was partially due to continued sales softness within our Carquest stores as the teams in those stores continue to work through a heavier share of the integration change coupled with some category sales softness. We are focused on finishing our integration activities as quickly as possible to minimize the distractions and increase the focus on operational execution. For example, we plan to move faster on capabilities such as our daily delivery expansion, accelerate our store consolidations and store profitability work, and grow our SpeedPerks customer loyalty and TechNet programs.

Summary of Third Quarter Financial Results

A high-level summary of our financial results for the third quarter of Fiscal 2015 is included below:

•
Total sales during the third quarter of Fiscal 2015 were $2,295.2 million, an increase of 0.3% as compared to the third quarter of Fiscal 2014. This increase was primarily driven by a comparable store sales increase of 0.5% and new stores opened during the past 12 months, partially offset by the portion of sales that do not transfer from store consolidations and a net decrease in the number of independent stores served.

•
Our operating income for the third quarter of Fiscal 2015 was $205.5 million, a decrease of $3.6 million from the comparable period of Fiscal 2014. As a percentage of total sales, operating income was 9.0%, a decrease of 18 basis points versus the comparable period of Fiscal 2014, inclusive of integration and restructuring expenses.

•
Our inventory balance as of October 10, 2015 increased $204.6 million, or 5.2%, over our inventory balance as of January 3, 2015, driven mainly by transitional inventory growth resulting from our product integration and the consolidation of our Carquest stores and the opening of new stores and branches.

•
We generated operating cash flow of $520.1 million during the forty weeks ended October 10, 2015, a decrease of 3.7% from the comparable period in Fiscal 2014, primarily due to cash outflows associated with inventory, net of accounts payable, partially offset by higher earnings and fluctuations in accounts receivable, accrued expenses and other assets due to the timing of payments.

Refer to the "Results of Operations" and "Liquidity and Capital Resources" sections for further details of our income statement and cash flow results, respectively.

Business and Industry Update

In 2015, we have two essential priorities - (i) deliver base business results by executing under our key strategies of Superior Availability and Service Leadership and (ii) successfully achieve the goals of the multi-year GPI integration plan. Our key strategies remain consistent with 2014. Superior Availability is aimed at product availability and maximizing the speed, reliability and efficiency of our supply chain. Service Leadership leverages our product availability in addition to more consistent execution of customer-facing initiatives to strengthen our integrated operating approach of serving our customers in our stores and on-line. Through these two key strategies and the integration of GPI, we believe we can continue to build on the initiatives discussed below to produce favorable financial results over the long term. Sales to Commercial customers remain the largest opportunity for us to increase our overall market share in the automotive aftermarket industry. Our Commercial sales, as a percentage of total sales, were 58% for both the third quarter of Fiscal 2015 and Fiscal 2014.

We continue to make progress in our strategic priorities, which include:

•
Growing our Commercial business by meeting customers' needs through our family of store names and brands, increased volume with national and regional accounts, growth in our commercial marketing programs in our AAP and Carquest US stores, and ongoing GPI integration and store consolidations/conversions;

•
Improving localized parts availability through our larger HUB stores, expansion of the cross-sourcing network between store brands, and leveraging the advancement of our supply chain infrastructure, including an increase in stores receiving daily deliveries from our distribution centers and the late-2014 opening of our Hartford, CT distribution center;

•
Maintaining a steady new store growth rate including new markets utilizing both Advance Auto Parts and Carquest brands and renewed emphasis and investment in our DIY business, including the continued roll-out of our Speedperks loyalty program and other new marketing programs; and

•	Transitioning to a more productive and efficient single selling environment in our stores combining Commercial and DIY responsibilities.

During 2015, we have focused on the foundational investments in our integration plan, which we are confident will begin generating results for our business in 2016 and beyond. We previously made good progress with the initial phases of our integration plan in Fiscal 2014, which included (i) realigning our store support centers ("SSC"), (ii) completing negotiations with vendors, (iii) developing cross-sourcing networks between all of our stores and branches and (iv) completing the first 110 AAP/CQUS consolidations and conversions. Beginning in late 2014 and into early 2015, we moved into the more operational phase of the integration including (i) integration of our AAP/CQUS field organizations, (ii) product/brand conversions and alignment of pricing, and (iii) a heavier volume of store consolidations and conversions. Later phases of the integration occurring in 2016 will include the roll-out of a common electronic parts catalog and beginning of the integration of our supply chain networks. These critical steps of the integration plan heavily impact virtually all of our team members throughout the SSC, supply chain teams and stores as well as many of our Commercial customers who are supported by these teams.

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

Store Development

We serve our Commercial and DIY customers in a similar fashion through four different store brands. The table below sets forth detail of our store development activity for the twelve and forty weeks ended October 10, 2015, including the consolidation and conversion of stores as part of our integration plans, and the number of locations with Commercial delivery programs. During Fiscal 2015, we anticipate adding approximately 110 to 120 new stores and branches.

	AAP	AI	BWP	CARQUEST	WORLDPAC	Total
July 18, 2015	3,972	182	35	1,063	117	5,369
New (1)	13	1	—	2	1	17
Closed	(2)	—	—	—	—	(2)
Consolidated (2)	(1)	—	(1)	(24)	—	(26)
Converted (3)	57	—	(1)	(56)	—	—
October 10, 2015	4,039	183	33	985	118	5,358

January 3, 2015	3,888	210	38	1,125	111	5,372
New (1)	48	2	—	23	7	80
Closed	(9)	—	—	(1)	—	(10)
Consolidated (2)	(2)	(25)	(3)	(54)	—	(84)
Converted (3)	114	(4)	(2)	(108)	—	—
October 10, 2015	4,039	183	33	985	118	5,358
Locations with commercial delivery programs	3,529	183	33	985	118	4,848
(1) New stores for Carquest represents stores acquired during the twelve and forty weeks ended October 10, 2015, respectively.
(2) Consolidated stores include AI, BWP and Carquest stores whose operations were consolidated into existing AAP locations as a result of the planned integration of AI, BWP and Carquest.
(3) Converted stores include AI, BWP and Carquest stores that were re-branded as an AAP store as a result of the planned integration of AI, BWP and Carquest.

Critical Accounting Policies

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Our discussion and analysis of the financial condition and results of operations are based on these financial statements. The preparation of these financial statements requires the application of accounting policies in addition to certain estimates and judgments by our management. Our estimates and judgments are based on currently available information, historical results and other assumptions we believe are reasonable. Actual results could differ materially from these estimates. During the twelve and forty weeks ended October 10, 2015, we consistently applied the critical accounting policies discussed in our 2014 Form 10-K. For a complete discussion regarding these critical accounting policies, refer to the 2014 Form 10-K.

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

Results of Operations

The following table sets forth certain of our operating data expressed as a percentage of net sales for the periods indicated.

	Twelve Week Periods Ended		Forty Week Periods Ended
	October 10, 2015	October 4, 2014	October 10, 2015	October 4, 2014
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales, including purchasing and warehousing costs	55.0	54.8	54.4	54.6
Gross profit	45.0	45.2	45.6	45.4
Selling, general and administrative expenses	36.0	36.0	36.2	36.1
Operating income	9.0	9.1	9.4	9.3
Interest expense	(0.6)	(0.7)	(0.7)	(0.7)
Other expense, net	0.1	0.0	(0.1)	0.0
Provision for income taxes	3.1	3.1	3.3	3.2
Net income	5.2%	5.3%	5.4%	5.4%

Twelve and Forty Week Periods Ended October 10, 2015 Compared to Twelve and Forty Week Periods Ended October 4, 2014

Net Sales

Net sales for the twelve weeks ended October 10, 2015 were $2,295.2 million, an increase of $5.7 million, or 0.3%, as compared to net sales for the twelve weeks ended October 4, 2014. The sales increase was primarily due to our comparable store sales increase of 0.5% and the addition of 106 stores, net of closed stores, and 9 new branches, partially offset by the portion of sales that do not transfer from store consolidations and a net decrease in the number of independent stores that we serve.

Our comparable store sales increase was driven by modest growth in our Commercial sales, with essentially flat DIY sales. Our comparable store sales continued to be pressured by the demands of the GPI integration, a 47 basis point negative impact from foreign exchange rates related to our Canadian operations, and approximately 36 basis point impact from cannibalization of sales from existing Worldpac branches as we transfer existing customers from legacy branches to newly opened closer branches in order to serve them more efficiently. Partially offsetting these negative impacts is approximately 60 basis points of positive contribution from the sales transferred to comparable stores from stores consolidated over the last four quarters.

Looking at our comparable store sales trends we saw good performance in our Southeast and Texas markets. Conversely, our Upper Midwest and Great Lakes markets underperformed during the quarter partially driven by weather while our Puerto Rico market experienced continued sales softness as a result of economic uncertainty. Regionally, however, our results continue to be uneven as our teams work through the integration. From a product standpoint, we saw strength in brakes and batteries and some softness in cooling and filters.

Net sales for the forty weeks ended October 10, 2015 were $7,703.5 million, an increase of $96.8 million, or 1.3%, as compared to net sales for the forty weeks ended October 4, 2014. The sales increase was primarily due to our comparable store sales increase of 0.7% and the addition of 106 stores, net of closed stores, and 9 new branches.

Gross Profit

Gross profit for the twelve weeks ended October 10, 2015 was $1,032.4 million, or 45.0% of net sales, as compared to $1,034.4 million, or 45.2% of net sales, for the comparable period of last year, representing a decrease of 20 basis points. The 20 basis-point decrease in gross profit rate was primarily the result of higher inventory expenses related to the product integration, modest supply chain expense de-leverage due to low comparable store sales growth partially offset by lower product acquisition costs, inclusive of the Company's ongoing merchandise synergy savings.

Gross profit for the forty weeks ended October 10, 2015 was $3,513.6 million, or 45.6% of net sales, as compared to $3,449.7 million, or 45.4% of net sales, for the comparable period of last year, representing an increase of 26 basis points. The

26 basis-point increase in gross profit rate was primarily the result of lower product acquisition costs, inclusive of our ongoing merchandise cost synergy savings.

SG&A

SG&A expenses for the twelve weeks ended October 10, 2015 were $826.9 million as compared to $825.3 million for the comparable period of last year. As a percentage of net sales, SG&A was approximately flat at 36.0% of net sales for both periods. Excluding costs associated with the integration of GPI, store consolidations and support center restructuring, SG&A decreased 48 basis-points as a percentage of net sales from the comparable period of last year. This decrease was primarily the result of lower incentive compensation, overall lower administrative costs and synergy savings partially offset by expense de-leverage as a result of our low comparable store sales growth.

SG&A expenses for the forty weeks ended October 10, 2015 were $2,788.5 million, or 36.2% of net sales, as compared to $2,744.0 million, or 36.1% of net sales, for the comparable period of last year, representing an increase of 12 basis points. This increase as a percentage of net sales was primarily due to an increase in GPI integration and store consolidation expenses. Excluding the GPI integration, store consolidation and support center restructuring expenses, SG&A decreased 31 basis points as a percentage of net sales for the forty weeks ended October 10, 2015 compared to the prior year driven by lower incentive compensation, overall lower administrative costs, synergy savings and lower insurance costs, partially offset by expense de-leverage as a result of softer sales. See "Reconciliation of Non-GAAP Financial Measures" section for further details of our comparable adjustments.

Operating Income

Operating income for the twelve weeks ended October 10, 2015 was $205.5 million, or 9.0% of net sales, as compared to $209.2 million, or 9.1% of net sales, for the comparable period of last year. The rate is reflective of a decrease in our gross profit rate coupled with an approximately flat SG&A rate from the comparable period of Fiscal 2014. These changes on a rate basis were due to the gross profit and SG&A drivers previously discussed.

Operating income for the forty weeks ended October 10, 2015 was $725.1 million, or 9.4% of net sales, as compared to $705.6 million, or 9.3% of net sales, for the comparable period of last year. The rate is reflective of an increase in our gross profit rate, offset by a slightly unfavorable change in our SG&A rate from the comparable period of Fiscal 2014. These changes on a rate basis were due to the gross profit and SG&A drivers previously discussed.

Interest Expense

Interest expense for the twelve weeks ended October 10, 2015 was $14.4 million, or 0.6% of net sales, as compared to $15.9 million, or 0.7% of net sales, for the comparable period in Fiscal 2014. Interest expense for the forty weeks ended October 10, 2015 was $51.6 million, or 0.7% of net sales, as compared to $56.4 million, or 0.7% of net sales, for the comparable period in Fiscal 2014. The decrease in interest expense for both the twelve and forty weeks ended October 10, 2015 is due to repayments made on our credit facility over the last year.

Income Taxes

Income tax expense for the twelve weeks ended October 10, 2015 was $71.9 million, as compared to $71.5 million for the comparable period of Fiscal 2014. Our effective income tax rate was 37.4% and 36.9% for the twelve weeks ended October 10, 2015 and October 4, 2014, respectively.

Income tax expense for the forty weeks ended October 10, 2015 was $250.5 million, as compared to $241.0 million for the comparable period of Fiscal 2014. Our effective income tax rate was 37.4% and 37.1% for the forty weeks ended October 10, 2015 and October 4, 2014, respectively.

Net Income

Net income for the twelve weeks ended October 10, 2015 was $120.5 million, or $1.63 per diluted share, as compared to $122.2 million, or $1.66 per diluted share, for the comparable period of Fiscal 2014. As a percentage of net sales, net income for the twelve weeks ended October 10, 2015 was 5.2%, as compared to 5.3% for the comparable period of Fiscal 2014. Negatively impacting diluted EPS and net income in the third quarter of Fiscal 2015 and Fiscal 2014 were GPI integration, store consolidation and support center restructuring expenses and amortization of intangible assets related to the GPI acquisition of $38.3 million and $27.7 million, respectively, or $0.32 and $0.23 per diluted share, respectively.

Net income for the forty weeks ended October 10, 2015 was $418.6 million, or $5.66 per diluted share, as compared to $409.4 million, or $5.56 per diluted share, for the comparable period of Fiscal 2014. As a percentage of net sales, net income for the forty weeks ended October 10, 2015 was 5.4%, as compared to 5.4% for the comparable period of Fiscal 2014. Negatively impacting diluted EPS and net income in the third quarter of Fiscal 2015 and Fiscal 2014 were GPI integration, store consolidation and support center restructuring expenses and amortization of intangible assets related to the GPI acquisition of $112.5 million and $78.3 million, respectively, or $0.94 and $0.66 per diluted share, respectively.

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

	Twelve Week Periods Ended
	(in thousands, except per share data)

	October 10, 2015			October 4, 2014
	As Reported	Comparable Adjustments (a)	Comparable	As Reported	Comparable Adjustments (a)	Comparable
Net sales	$2,295,203	$—	$2,295,203	$2,289,456	$—	$2,289,456
Cost of sales, including purchasing and warehousing costs	1,262,816	—	1,262,816	1,255,014	—	1,255,014
Gross profit	1,032,387	—	1,032,387	1,034,442	—	1,034,442
Selling, general and administrative expenses	826,862	(38,283)	788,579	825,284	(27,670)	797,614
Operating income	205,525	38,283	243,808	209,158	27,670	236,828
Other, net:
Interest expense	(14,384)	—	(14,384)	(15,903)	—	(15,903)
Other (expense) income, net	1,276	—	1,276	398	—	398
Total other, net	(13,108)	—	(13,108)	(15,505)	—	(15,505)
Income before provision for income taxes	192,417	38,283	230,700	193,653	27,670	221,323
Provision for income taxes	71,948	14,548	86,496	71,476	10,515	81,991
Net income	$120,469	$23,735	$144,204	$122,177	$17,155	$139,332

Basic earnings per common share (b)	$1.64	$0.32	$1.96	$1.67	$0.23	$1.90
Diluted earnings per common share (b)	$1.63	$0.32	$1.95	$1.66	$0.23	$1.89

Weighted average common shares outstanding (b)	73,215	73,215	73,215	72,955	72,955	72,955
Weighted average common shares outstanding - assuming dilution (b)	73,763	73,763	73,763	73,427	73,427	73,427

(a)
The comparable adjustments to Selling, general and administrative expenses for the twelve weeks ended October 10, 2015 include GPI integration, store consolidation costs and support center restructuring costs of $28,555 and GPI amortization of acquired intangible assets of $9,728. The comparable adjustments to Selling, general and administration expenses for the twelve weeks ended October 4, 2014 include GPI integration and store consolidation costs of $17,795 and GPI amortization of acquired intangible assets of $9,875.

(b)
Weighted average common shares outstanding is calculated based on the weighted average number of shares outstanding during the quarter. At October 10, 2015 and October 4, 2014, we had 73,234 and 72,994 shares outstanding, respectively.

	Forty Week Periods Ended
	(in thousands, except per share data)

	October 10, 2015			October 4, 2014
	As Reported	Comparable Adjustments (a)	Comparable	As Reported	Comparable Adjustments (a)	Comparable
Net sales	$7,703,473	$—	$7,703,473	$7,606,652	$—	$7,606,652
Cost of sales, including purchasing and warehousing costs	4,189,873	—	4,189,873	4,156,980	—	4,156,980
Gross profit	3,513,600	—	3,513,600	3,449,672	—	3,449,672
Selling, general and administrative expenses	2,788,498	(112,459)	2,676,039	2,744,039	(78,275)	2,665,764
Operating income	725,102	112,459	837,561	705,633	78,275	783,908
Other, net:
Interest expense	(51,599)	—	(51,599)	(56,406)	—	(56,406)
Other (expense) income, net	(4,440)	—	(4,440)	1,209	—	1,209
Total other, net	(56,039)	—	(56,039)	(55,197)	—	(55,197)
Income before provision for income taxes	669,063	112,459	781,522	650,436	78,275	728,711
Provision for income taxes	250,484	42,734	293,218	241,045	29,744	270,789
Net income	$418,579	$69,725	$488,304	$409,391	$48,531	$457,922

Basic earnings per common share (b)	$5.70	$0.94	$6.65	$5.60	$0.66	$6.26
Diluted earnings per common share (b)	$5.66	$0.94	$6.60	$5.56	$0.66	$6.22

Weighted average common shares outstanding (b)	73,168	73,168	73,168	72,913	72,913	72,913
Weighted average common shares outstanding - assuming dilution (b)	73,695	73,695	73,695	73,390	73,390	73,390

(a)
The comparable adjustments to Selling, general and administrative expenses for the forty weeks ended October 10, 2015 include GPI integration, store consolidation and support center restructuring costs of $79,845 and GPI amortization of acquired intangible assets of $32,614. The comparable adjustments to Selling, general and administration expenses for the forty weeks ended October 4, 2014 include GPI integration and store consolidation costs of $45,493 and GPI amortization of acquired intangible assets of $32,782.

(b)
Weighted average common shares outstanding is calculated based on the weighted average number of shares outstanding during the year-to-date period. At October 10, 2015 and October 4, 2014, we had 73,234 and 72,994 shares outstanding, respectively.

Liquidity and Capital Resources

Overview

Our primary cash requirements to maintain our current operations include payroll and benefits, the purchase of inventory, contractual obligations, capital expenditures and the payment of income taxes. In addition, we may use available funds for acquisitions, to repay borrowings under our credit agreement, to periodically repurchase shares of our common stock under our stock repurchase programs and for the payment of quarterly cash dividends. We have funded these requirements primarily through cash generated from operations, supplemented by borrowings under our credit facilities and notes offerings as needed. We believe funds generated from our expected results of operations, available cash and cash equivalents, and available borrowing under our credit facility will be sufficient to fund our primary obligations for the next fiscal year. Cash holdings in our foreign affiliates are not significant relative to our overall operations and therefore would not restrict our liquidity needs for our domestic operations.

At October 10, 2015, our cash and cash equivalents balance was $105.3 million, an increase of $0.7 million compared to January 3, 2015 (the end of Fiscal 2014). This slight increase in cash during the forty weeks ended October 10, 2015 was primarily a result of cash generated by operating activities, net of capital expenditures, debt repayments and dividends. Additional discussion of our cash flow results, including the comparison of the activity for the forty weeks ended October 10, 2015 to the comparable period of Fiscal 2014, is set forth in the Analysis of Cash Flows section.

As of October 10, 2015, our outstanding indebtedness was $1,293.7 million, or $343.2 million lower when compared to January 3, 2015, as a result of repayments on our credit facility. Additionally, we had $118.6 million in letters of credit outstanding, which reduced the available borrowings on our revolver to $821.4 million as of October 10, 2015. The letters of credit generally have a term of one year or less and primarily serve as collateral for our self-insurance policies.

GPI Integration and Exit Activities

We expect to incur between $101.0 million and $120.0 million of GPI integration, store consolidation and support center restructuring costs in Fiscal 2015. We expect these integration costs to be more than offset by by savings from acquisition synergies which are expected to increase to an annualized run-rate of $160.0 million by the end of 2016. During the forty weeks ended October 10, 2015, we incurred $79.8 million of GPI integration, store consolidation and support center restructuring costs offset by approximately $83.6 million of synergies.

In July and November 2015, we approved plans to close 80 under-performing stores primarily during the fourth quarter of 2015 and to eliminate certain positions at our corporate offices. These plans are in line with our accelerated focus on improving our overall profitability. The majority of the corporate office eliminations were effective during our third fiscal quarter. We estimate that we will incur restructuring costs of $26.0 million to $35.0 million related to the 80 store closures and approximately $6 million related to the corporate position eliminations. Substantially all of these costs are expected to be cash expenditures.

Capital Expenditures

Our primary capital requirements have been the funding of our new store development (leased and owned locations), maintenance of existing stores and investments under our Superior Availability and Service Leadership strategies, including supply chain and information technology. We lease approximately 85% of our stores. Our capital expenditures were $161.2 million for the forty weeks ended October 10, 2015.

Our future capital requirements will depend in large part on the number of and timing of new stores we open within a given year and the investments we make in existing stores, information technology, supply chain network and the integration of GPI. We anticipate that our capital expenditures in Fiscal 2015 will be approximately $240.0 million to $260.0 million. These investments will primarily include GPI integration expenditures for store conversions and systems integration activities; new store development (leased and owned locations); and investments in our existing stores, supply chain network and systems. During the forty weeks ended October 10, 2015, we opened 73 stores and seven Worldpac branches compared to 95 stores and six branches during the comparable period of last year. We anticipate opening between 110 to 120 stores and branches during Fiscal 2015.

Stock Repurchases

Our stock repurchase program allows us to repurchase our common stock on the open market or in privately negotiated transactions from time to time in accordance with the requirements of the SEC. Our $500 million stock repurchase program in place as of October 10, 2015 was authorized by our Board of Directors on May 14, 2012. During the forty weeks ended October 10, 2015, we repurchased no shares of our common stock under our stock repurchase program. At October 10, 2015, we had $415.1 million remaining under our stock repurchase program.

Dividend

Since Fiscal 2006, our Board of Directors has declared quarterly dividends of $0.06 per share to stockholders of record. On November 9, 2015, our Board of Directors declared a quarterly dividend of $0.06 per share to be paid on January 8, 2016 to all common stockholders of record as of December 24, 2015.

Analysis of Cash Flows

A summary and analysis of our cash flows for the forty week period ended October 10, 2015 as compared to the forty week period ended October 4, 2014 is included below.

	Forty Week Periods Ended
	October 10, 2015	October 4, 2014
	(in millions)
Cash flows provided by operating activities	$520.1	$540.3
Cash flows used in investing activities	(179.9)	(2,221.6)
Cash flows (used in) provided by financing activities	(337.3)	662.9
Effect of exchange rate changes on cash	(2.2)	(4.3)
Net increase (decrease) in cash and cash equivalents	$0.7	$(1,022.8)

Operating Activities

For the forty weeks ended October 10, 2015, net cash provided by operating activities decreased by $20.2 million to $520.1 million compared to the comparable period of 2014. The net decrease in operating cash flow compared to the prior year was primarily driven by changes in working capital, partially offset by an increase in net income. Cash outflows for receivables and other assets decreased and cash inflows from accrued expenses increased primarily due to the timing of tax payments compared to the comparable period of 2014. Cash outflows associated with inventory, net of accounts payable, also increased compared to the prior year. In addition, we saw an increase in benefit for deferred income taxes. Our inventory growth was driven mainly by transitional inventory growth resulting from our product integration changeovers and Carquest consolidations, new store openings and the accelerated growth of Worldpac branches.

Investing Activities

For the forty weeks ended October 10, 2015, net cash used in investing activities decreased by $2,041.7 million to $179.9 million compared to the comparable period of 2014. Cash used in investing activities in the prior year was driven by the acquisition of GPI. Cash used in investing activities for the forty weeks ended October 10, 2015 consisted primarily of purchases of property and equipment, which is consistent in amount with the prior year.

Financing Activities

For the forty weeks ended October 10, 2015, net cash used in financing activities was $337.3 million, as compared to net cash provided by financing activities of $662.9 million for the forty weeks ended October 4, 2014, a decrease of $1,000.1 million. This decrease was primarily a result of net borrowings under our credit facility during the forty weeks ended October 4, 2014 of $682.3 million associated with the acquisition of GPI. As of October 10, 2015, the outstanding amount under our credit facility was $240.0 million. We remain focused on maintaining our leverage ratio and our investment grade ratings, while deploying our capital allocation strategy that includes our share repurchase program.

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

As of October 10, 2015, under the 2013 Credit Agreement, we had outstanding borrowings of $60.0 million under the revolver and $180.0 million under the term loan. As of October 10, 2015, we also had letters of credit outstanding of $118.6 million, which reduced the availability under the revolver to $821.4 million. The letters of credit generally have a term of one year or less and primarily serve as collateral for our self-insurance policies.

The interest rate on borrowings under the revolving credit facility is based, at our option, on adjusted LIBOR, plus a margin, or an alternate base rate, plus a margin. The current margin as of November 17, 2015 is 1.10% and 0.10% per annum for the adjusted LIBOR and alternate base rate borrowings, respectively. A facility fee is charged on the total amount of the revolving credit facility, payable in arrears. The current facility fee rate as of November 17, 2015 is 0.15% per annum. Under the terms of the 2013 Credit Agreement, the interest rate and facility fee are subject to change based on our credit rating.

The interest rate on the term loan is based, at our option, on adjusted LIBOR, plus a margin, or an alternate base rate, plus a margin. The current margin as of November 17, 2015 is 1.25% and 0.25% per annum for the adjusted LIBOR and alternate base rate borrowings, respectively. Under the terms of the term loan, the interest rate is subject to change based on our credit rating.

The 2013 Credit Agreement contains customary restrictive covenants, which include a maximum leverage ratio and minimum consolidated coverage ratio, and are further described in Note 6, Long-term Debt, in this Form 10-Q. We were in compliance with our covenants with respect to the 2013 Credit Agreement at October 10, 2015.

Senior Unsecured Notes

At October 10, 2015 our outstanding senior unsecured notes consisted of i) $450 million of 4.50% notes maturing in December 2023 (the “2023 Notes”); ii) $300 million of 4.50% notes maturing in January 2022 (the “2022 Notes”); and iii) $300 million of 5.75% notes maturing in May 2020 (the “2020 Notes” or collectively with the 2023 Notes and 2022 Notes, “the Notes”). The 2023 Notes bear interest at a rate of 4.50% per year payable semi-annually in arrears on June 1 and December 1 of each year. The 2022 Notes bear interest at a rate of 4.50% per year payable semi-annually in arrears on January 15 and July 15 of each year. The 2020 Notes bear interest at a rate of 5.75% per year payable semi-annually in arrears on May 1 and November 1 of each year.

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

As of October 10, 2015, we had a credit rating from Standard & Poor’s of BBB- and from Moody’s Investor Service of Baa2. The current outlooks by Standard & Poor’s and Moody’s are both stable. The current pricing grid used to determine our borrowing rate under the 2013 Credit Agreement is based on our credit ratings. Therefore, the margins on our revolver and term loan decreased to the rates disclosed above concurrent with the ratings change. If these credit ratings decline, our interest rate on outstanding balances may increase and our access to additional financing on favorable terms may become more limited. In addition, it could reduce the attractiveness of our vendor payment program, where certain of our vendors finance payment obligations from us with designated third party financial institutions, which could result in increased working capital requirements. Conversely, if these credit ratings improve, our interest rate may decrease.

Off-Balance-Sheet Arrangements

We guarantee loans made by banks to various of our independent store customers totaling $28.8 million as of October 10, 2015. These loans are collateralized by security agreements on merchandise inventory and other assets of the borrowers. We believe the likelihood of performance under these guarantees is remote and that the fair value of these guarantees is very minimal. As of October 10, 2015, we had no other off-balance-sheet arrangements as defined in Regulation S-K Item 303 of the SEC regulations. We include other off-balance-sheet arrangements in our contractual obligations table in our 2014 Form 10-K, including operating lease payments, interest payments on our Notes and revolving credit facility and letters of credit outstanding.

Contractual Obligations

As of October 10, 2015, there were no material changes to our outstanding contractual obligations as compared to our contractual obligations outstanding as of January 3, 2015. For additional information regarding our contractual obligations see “Contractual Obligations” in our 2014 Form 10-K.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our primary financial market risk is due to changes in interest rates. Historically, we have reduced our exposure to changes in interest rates by entering into various interest rate hedge instruments such as interest rate swap contracts and treasury lock agreements. We have historically utilized interest rate swaps to convert variable rate debt to fixed rate debt and to lock in fixed rates on future debt issuances. Our interest rate hedge instruments have been designated as cash flow hedges. We had no derivative instruments outstanding as of October 10, 2015.

The interest rates on borrowings under our revolving credit facility and term loan are based, at our option, on adjusted LIBOR, plus a margin, or an alternate base rate, plus a margin. As of October 10, 2015 we had $60.0 million of borrowings outstanding under our revolving credit facility and $180.0 million outstanding under our term loan and are therefore exposed to interest rate risk due to changes in LIBOR or alternate base rate. There is no interest rate risk associated with our 2020, 2022 or 2023 Notes, as the interest rates are fixed at 5.75%, 4.50% and 4.50%, respectively, per annum.

The table below presents principal cash flows and related weighted average interest rates on our revolving credit facility and term loan outstanding at October 10, 2015, by expected maturity dates. Weighted average variable rates are based on implied forward rates in the yield curve at October 10, 2015. Implied forward rates should not be considered a predictor of actual future interest rates.

	Fiscal 2015	Fiscal 2016	Fiscal 2017	Fiscal 2018	Fiscal 2019	Thereafter	Total	Fair Market Liability
	(dollars in thousands)
Variable rate	$—	$—	$—	$60,000	$180,000	$—	$240,000	$240,000
Weighted average interest rate	1.5%	1.8%	2.4%	2.9%	3.2%	—	2.2%	—

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

ITEM 4.CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of October 10, 2015 in accordance with Rule 13a-15(b) under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended October 10, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth the information with respect to repurchases of our common stock for the quarter ended October 10, 2015:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2) (In thousands)
July 19, 2015 to August 15, 2015	—	$—	—	$415,092
August 16, 2015 to September 12, 2015	469	183.62	—	415,092
September 13, 2015 to October 10, 2015	—	—	—	415,092

Total	469	$183.62	—	$415,092

(1)
We repurchased 469 shares of our common stock, at an aggregate cost of $0.1 million, or an average purchase price of $183.62 per share, in connection with the net settlement of shares issued as a result of the vesting of restricted stock and restricted stock units during the twelve weeks ended October 10, 2015.

(2)	Our $500 million stock repurchase program was authorized by our Board of Directors on May 14, 2012.

ITEM 6.	EXHIBITS

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith
3.1	Restated Certificate of Incorporation of Advance Auto Parts, Inc. (“Advance Auto”) (as amended effective as of June 7, 2013).	10-Q	3.1	8/19/2013
3.2	Amended and Restated Bylaws of Advance Auto (effective November 12, 2015).	8-K	3.1	11/13/2015
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCE AUTO PARTS, INC.

November 17, 2015	By:	/s/ Michael A. Norona
Michael A. Norona Executive Vice President and Chief Financial Officer

S-1

EXHIBIT INDEX

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith
3.1	Restated Certificate of Incorporation of Advance Auto Parts, Inc. (“Advance Auto”) (as amended effective as of June 7, 2013).	10-Q	3.1	8/19/2013
3.2	Amended and Restated Bylaws of Advance Auto (effective November 12, 2015).	8-K	3.1	11/13/2015
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document