Form 10-K
period 2016-01-02
ADVANCE AUTO PARTS INC
filed 2016-03-01
CIK 1158449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 2, 2016
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
Yes ☐ No ☒

As of July 17, 2015, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the 72,956,951 shares of Common Stock held by non-affiliates of the registrant was $12,380,794,585, based on the last sales price of the Common Stock on July 17, 2015, as reported by the New York Stock Exchange.

As of February 25, 2016, the registrant had outstanding 73,322,495 shares of Common Stock, par value $0.0001 per share (the only class of common stock of the registrant outstanding).

Documents Incorporated by Reference:

Portions of the definitive proxy statement of the registrant to be filed within 120 days of January 2, 2016, pursuant to Regulation 14A under the Securities Exchange Act of 1934, for the 2016 Annual Meeting of Stockholders to be held on May 20, 2015, are incorporated by reference into Part III.

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

•
the risk that the additional indebtedness from the financing agreements in association with the acquisition of GPI may limit our operating flexibility or otherwise strain our liquidity and financial condition;

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

•
the risk that we may experience difficulty in successfully implementing announced leadership changes, including the failure to ensure effective transfer of knowledge necessary for the persons appointed to lead and provide results in their new role; the potential disruption to our business resulting from announced leadership changes; the impact of announced leadership changes on our relationships with customers, suppliers and other business partners; and our ability to attract, develop and retain executives and other employees, or Team Members

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

•	a security breach or other cyber security incident;

•	business interruptions due to the occurrence of natural disasters, extended periods of unfavorable weather, computer system malfunction, wars or acts of terrorism;

•	the impact of global climate change or legal and regulatory responses to such change;

•	changes to the composition of our Board of Directors and appointment of a chief executive officer in the near term; and

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

PART I

Item 1.    Business.

Unless the context otherwise requires, “Advance,” “we,” “us,” “our,” and similar terms refer to Advance Auto Parts, Inc., its subsidiaries and their respective operations. References to the acquisition of GPI refer to our January 2, 2014 acquisition of General Parts International, Inc. Our fiscal year consists of 52 or 53 weeks ending on the Saturday closest to December 31st of each year. Our Fiscal 2015 included 52 weeks of operations, while Fiscal 2014 included 53 weeks of operations. Our last 53-week year prior to 2014 was in 2008.

Overview

We are a leading automotive aftermarket parts provider in North America, serving "do-it-for-me", or Commercial, and "do-it-yourself", or DIY, customers as well as independently-owned operators. Our stores and branches offer a broad selection of brand name, original equipment manufacturer ("OEM") and private label automotive replacement parts, accessories, batteries and maintenance items for domestic and imported cars, vans, sport utility vehicles and light and heavy duty trucks.

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

Our most recent strategic acquisition was on January 2, 2014 when we acquired GPI. GPI, formerly a privately held company, was a leading distributor and supplier of original equipment and aftermarket automotive replacement products for Commercial markets operating under the Carquest and Worldpac names. As of the acquisition date, GPI operated 1,233 Carquest stores and 103 Worldpac branches located in 45 states and Canada and serviced approximately 1,400 independently-owned Carquest stores. The acquisition allowed us to expand our geographic presence, Commercial capabilities and overall scale to better serve our customers. As of January 2, 2016, the end of our 2015 fiscal year, or 2015, we operated 5,171 total stores and 122 branches primarily under the trade names "Advance Auto Parts", "Autopart International", "Carquest" and "Worldpac".

Our Internet address is www.AdvanceAutoParts.com. The information on our website is not part of this Annual Report on Form 10-K for our 2015 fiscal year. We make available free of charge through our Internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish them to, the Securities and Exchange Commission ("SEC"). The SEC maintains a website that contains reports, proxy statements and other information regarding issuers that file electronically with the SEC. These materials may be obtained electronically by accessing the SEC’s website at www.sec.gov.

Operating Segments

During 2015 we operated as a single reportable segment comprised of our store and branch operations. A discussion of our segment structure and disclosure of sales by product category is available in Note 19, Segment and Related Information, of the Notes to Consolidated Financial Statements, included in Item 15, Exhibits, Financial Statement Schedules, of this Annual Report on Form 10-K.

Store Names

Through our integrated operating approach, we serve our Commercial and DIY customers through a variety of channels ranging from traditional "brick and mortar" store locations to self-service e-commerce sites. We believe we are better able to meet our customers' needs by operating under several store names.

Advance Auto Parts - Consists of 4,102 stores as of January 2, 2016 generally located in freestanding buildings with a heavy focus on both Commercial and DIY customers. The average size of an Advance store is approximately 7,500 square feet with the size of our typical new stores ranging from approximately 6,000 to 8,500 square feet. These stores carry a wide variety of products serving aftermarket auto part needs for both domestic and import vehicles. Our Advance Auto Parts stores carry a product offering of approximately 22,000 stock keeping units, or SKUs, generally consisting of a custom mix of product based on each store's respective market. Supplementing the inventory on-hand at our stores is an additional 15,000 less common SKUs that are available in many of our larger stores, known as HUB stores. These additional SKUs are available on a same-day or next-day basis.

Carquest - Consists of 873 stores as of January 2, 2016 generally located in freestanding buildings with a heavy focus on Commercial customers, but also serving DIY customers. The average size of a Carquest store is approximately 7,400 square feet. These stores carry a wide variety of products serving the aftermarket auto part needs for both domestic and import vehicles with a product offering of approximately 23,000 SKUs. We have already begun our integration plan to fully convert or consolidate the Carquest stores with our Advance Auto Parts stores over the next few years. As of January 2, 2016, Carquest also served approximately 1,300 independently-owned stores which operate under the Carquest name.

As of January 2, 2016, we also operated 12 stores under the Carquest name that were acquired as part of the acquisition of B.W.P. Distributors, Inc. ("BWP") on December 31, 2012. These locations are expected to be converted or consolidated with our Advance Auto Parts stores in 2016.

Worldpac - Consists of 122 branches as of January 2, 2016 that principally serve Commercial customers utilizing an efficient and sophisticated on-line ordering and fulfillment system. The Worldpac branches are generally larger than our other store locations averaging approximately 27,000 square feet in size. Worldpac specializes in imported, OEM parts. Worldpac's complete product offering includes over 100,000 SKUs for over 40 import and domestic vehicle carlines.

Autopart International ("AI") - Consists of 184 stores as of January 2, 2016 operating primarily in the Northeastern and Mid-Atlantic regions of the United States focusing on the Commercial customer. These stores specialize in imported aftermarket and private label branded auto parts. The AI stores offer approximately 39,000 SKUs through routine replenishment from its supply chain.

We acquired the Carquest and Worldpac operations as part of our acquisition of GPI on January 2, 2014. Our multi-year integration plan remains underway which is focused on the integration of the Advance Auto Part and Carquest operations. Since the acquisition, we have consolidated or converted nearly 350 Carquest stores, completed support center consolidations, integrated our field teams, harmonized pricing and brands and substantially completed product changeovers. In addition, we have been able to utilize cross-sourcing of inventory between most of our enterprise-wide locations to expand availability and the breadth of our product offerings to better meet the needs of our customers.

Through our integrated operating approach, we also serve our customers online at www.AdvanceAutoParts.com and www.Worldpac.com. Our Commercial customers, consisting primarily of delivery customers for whom we deliver product from our store or branch locations to our Commercial customers’ places of business, can conveniently place their orders online through these websites. Our online websites also allow our DIY customers to pick up merchandise at a conveniently located store or have their purchases shipped directly to them.

We strive to be the leader in the automotive aftermarket industry by fulfilling our promise through our Superior Availability and Outstanding Customer Service priorities. We offer our customers quality products which are covered by a solid warranty. Many of our products are offered at a good, better or best recommendation differentiated by price and quality.

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

Our Customers

We serve both Commercial and DIY customers. Our Commercial customers consist primarily of delivery customers for whom we use our commercial delivery fleet to deliver product from our store or branch locations to our Commercial customers’ places of business, including garages, service stations and auto dealers. We also serve approximately 1,300 independently-owned Carquest stores with shipments directly from our distribution centers. Our DIY customers are primarily served through our stores and can also order online to pick up merchandise at a conveniently located store or have their purchases shipped directly to them.

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

Our Commercial sales represented approximately 57% of our sales in 2015 and 2014. Since 2008, we have concentrated a significant amount of our investments on increasing our Commercial sales at a faster rate in light of favorable market dynamics. We have added key product brands in our stores that are well recognized by our Commercial customers and have increased the number of parts professionals, delivery vehicles and other support services to serve those customers. Our acquisition of GPI in early 2014 significantly increased our market penetration and Commercial capabilities due to GPI’s concentration in the Commercial market. We believe these investments and the commitment to consistent delivery times and order accuracy will enable us to gain more Commercial customers as well as increase our sales to existing customers who will use us as their “first call” supplier.
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

Our 5,293 stores and branches were located in the following states, territories and international locations as of January 2, 2016:

Location	Number of Stores	Location	Number of Stores	Location	Number of Stores
U.S. States:
Alabama	149	Louisiana	84	Ohio	265
Alaska	11	Maine	41	Oklahoma	30
Arizona	18	Maryland	133	Oregon	27
Arkansas	24	Massachusetts	127	Pennsylvania	266
California	91	Michigan	159	Rhode Island	22
Colorado	96	Minnesota	50	South Carolina	154
Connecticut	77	Mississippi	68	South Dakota	12
District of Columbia	1	Missouri	67	Tennessee	158
Delaware	17	Montana	27	Texas	247
Florida	537	Nebraska	35	Utah	20
Georgia	283	Nevada	15	Vermont	12
Idaho	8	New Hampshire	30	Virginia	248
Illinois	191	New Jersey	128	Washington	31
Indiana	123	New Mexico	12	West Virginia	79
Iowa	44	New York	265	Wisconsin	117
Kansas	41	North Carolina	329	Wyoming	13
Kentucky	118	North Dakota	6

U.S. Territories:
Puerto Rico	28	Virgin Islands	1

Canadian Provinces:
Alberta	3	New Brunswick	10	Ontario	61
British Columbia	4	Newfoundland and Labrador	3	Prince Edward Island	1
Manitoba	1	Nova Scotia	12	Quebec	63

The following table sets forth information concerning changes in the total number of our stores and branches during the past five years:

	2015	2014	2013	2012	2011
Beginning Stores	5,372	4,049	3,794	3,662	3,563
Stores Acquired (1)	—	1,336	124	—	—
New Stores (2)	121	151	172	137	104
Stores Closed (3)	(200)	(164)	(41)	(5)	(5)
Ending Stores	5,293	5,372	4,049	3,794	3,662

(1)	Includes 1,336 stores and branches resulting from our acquisition of GPI on January 2, 2014 and 124 stores resulting from our acquisition of BWP on December 31, 2012.

(2)	Does not include stores that opened as relocations of previously existing stores within the same general market area or substantial renovations of stores.

(3)	The number of store closures in 2015, 2014 and 2013 includes planned consolidations of 111, 145 and 20, respectively, of Carquest, AI and BWP stores.

Store Technology

Our stores utilize operating systems comprised of an integrated POS and EPC, which enable our store Team Members to assist our customers in their parts selection and ordering based on the year, make, model and engine type of their vehicles. Currently we operate separate legacy store systems for Advance Auto Parts and Carquest stores. In conjunction with our integration of the Advance Auto Parts and Carquest stores, we plan to begin testing a single POS and EPC that leverages the benefits of each system during 2016.

Currently, information maintained by our Advance Auto Parts store operating system is used to formulate pricing, marketing and merchandising strategies and to replenish inventory accurately and rapidly. It also provides real-time inventory tracking at the store level allowing store Team Members to check the quantity of on-hand inventory for any SKU, adjust stock levels for select items for store specific events, automatically process returns and defective merchandise, designate SKUs for cycle counts and track merchandise transfers. If a hard-to-find part or accessory is not available at one of our Advance Auto Parts stores, the store system can determine whether the part is carried and in-stock through our supply chain network, or can be ordered directly from one of our vendors. Available parts and accessories are then ordered electronically with immediate confirmation of price, availability and estimated delivery time.

The Worldpac speedDIAL® parts catalog and fulfillment ordering system provides expanded capabilities to Worldpac's Commercial customers and other stores throughout our enterprise. This tool allows customers to check real-time parts availability on over 110,000 parts, view images on over 85,000 parts, check prices, place orders, view invoices and self-service returns.

Store Support Centers

We serve our Advance Auto Parts and Carquest stores primarily from our store support centers in Roanoke, VA and Raleigh, NC. We also maintain a store support center in Newark, CA to support our Worldpac and e-commerce operations and in Norton, MA to support our Autopart International stores.

Merchandising. In 2015, we purchased merchandise from over 500 vendors, with no single vendor accounting for more than 7% of purchases. Our purchasing strategy involves negotiating agreements with most of our vendors to purchase merchandise over a specified period of time along with other terms, including pricing, payment terms and volume.

Our merchandising teams have developed strong vendor relationships in the industry and, in a collaborative effort with our vendor partners, utilize a category management process where we manage the mix of our product offerings to meet customer demand. We believe this process, which develops a customer-focused business plan for each merchandise category, and our global sourcing operation are critical to improving comparable store sales, gross margin and inventory productivity.

Our merchandising strategy is to carry a broad selection of high quality and reputable brand name automotive parts and accessories which we believe will appeal to our Commercial customers and also generate DIY customer traffic. Since our acquisition of GPI, we have rolled out cross-sourcing capabilities to the majority of our stores and have substantially completed the integration of our product offerings in our Advance Auto Parts and Carquest stores. Some of our brands include Bosch®, Castrol®, Dayco®, Denso®, Gates®, Moog®, Monroe®, NGK®, Prestone®, Purolator®, Trico® and Wagner®. In addition to these branded products, we stock a wide selection of high quality private label products that appeal to value-conscious customers. These lines of merchandise include chemicals, interior automotive accessories, batteries and parts under various private label names such as Autocraft®, Autopart International®, Driveworks®, Tough One® and Wearever®as well as the Carquest® brand acquired from GPI.

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

The acquisition of GPI in 2014 significantly increased the number of distribution centers that we operate. As of January 2, 2016, we operated 50 distribution centers. The 34 distribution centers serving Carquest stores are significantly smaller at an average of 125,000 square feet than our existing Advance Auto Parts distribution centers which average approximately 500,000 square feet. We have recently begun the integration of the Advance Auto and Carquest supply chains in addition to optimization work throughout our entire supply chain. In 2016, we plan to close one distribution center in Sutton, MA and open one new Worldpac distribution center in the greater Dallas, TX area. We have also announced our plans to open a new distribution center in the greater Nashville, TN area in 2017.

In 2015, we implemented technology that has furthered our ability to roll out daily replenishment to the stores served by our Advance Auto Parts distribution centers. We will continue to expand our daily replenishment capabilities to our other distributions centers, while also leveraging our in-market HUB stores to further increase the speed and efficient utilization of our distribution network. Worldpac will continue to provide cross-sourcing to our Advance Auto Parts and Carquest stores.

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
We also have Commercial programs that are designed to build loyalty with our Commercial customers who rely on us for quality products and services each and every day so they can in turn successfully serve their customers. In addition to various loyalty and rebate programs, we offer dedicated training support and other eServices to our Commercial customers, including:

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

Team Members

As of February 26, 2016, we employed approximately 40,000 full-time Team Members and approximately 33,000 part-time Team Members. Our workforce consisted of 86% of our Team Members employed in store-level operations, 10% employed in distribution and 4% employed in our corporate offices. As of February 26, 2016, less than 1% of our Team Members were represented by labor unions. We have never experienced any labor disruption. We believe that our Team Member relations are solid.

Intellectual Property

We own a number of trade names and own and have federally registered several service marks and trademarks, including "Advance Auto Parts”, “Autopart International”, “Carquest", “CARQUEST Technical Institute”, “DriverSide”, “MotoLogic”, “MotoShop”, “Worldpac”, “speedDIAL” and “TECH-NET Professional Auto Service” for use in connection with the automotive parts business. In addition, we own and have registered a number of trademarks for our private label brands. We believe that these trade names, service marks and trademarks are important to our merchandising strategy. We do not know of any infringing uses that would materially affect the use of these trade names and marks and we actively defend and enforce them.

Competition

We operate in both the Commercial and DIY markets of the automotive aftermarket industry. Our primary competitors are (i) both national and regional chains of automotive parts stores, including AutoZone, Inc., NAPA, O'Reilly Automotive, Inc., The Pep Boys-Manny, Moe & Jack and Auto Plus (formerly Uni-Select USA, Inc.), (ii) discount stores and mass merchandisers that carry automotive products, (iii) wholesalers or jobber stores, including those associated with national parts distributors or associations, (iv) independently-owned stores, (v) automobile dealers that supply parts and (vi) internet-based retailers. We believe that chains of automotive parts stores that, like us, have multiple locations in one or more markets, have competitive advantages in customer service, marketing, inventory selection, purchasing and distribution as compared to independent retailers and jobbers that are not part of a chain or associated with other retailers or jobbers. The principal methods of competition in our business include customer service, product offerings, availability, quality, price and store location.

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

Item 1A. Risk Factors.

Our business is subject to a variety of risks. Our business, financial condition, results of operations and cash flows could be negatively impacted by the following risk factors. These risks are not the only risks that may impact our business.

If overall demand for products sold by our stores slows or declines, our business, financial condition, results of operations and cash flows will suffer. Decreased demand could also negatively impact our stock price.

Overall demand for products sold by our stores depends on many factors and may slow or decrease due to any number of reasons, including:

•
the number and average age of vehicles being driven, because fewer vehicles means less maintenance and repairs and vehicles that are seven years old and older are generally no longer covered under manufacturers' warranties and tend to need more maintenance and repair than newer vehicles. If the number and/or average age of vehicles being driven were to decrease it would negatively impact demand for our products;

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

•
the average duration of manufacturer warranties and the decrease in the number of annual miles driven, because newer cars typically require fewer repairs and will be repaired by the manufacturers' dealer network using dealer parts pursuant to warranties (which have gradually increased in duration and/or mileage expiration over the recent past); and lower vehicle mileage, which may be affected by gas prices and other factors, decreases the need for maintenance and repair (while higher miles driven increases the need);

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

The sale of automotive parts, accessories and maintenance items is highly competitive in many ways, including name recognition, location, price, quality, product availability and customer service. We compete in both the Commercial and DIY categories of the automotive aftermarket industry, primarily with: (i) national and regional chains of automotive parts stores, (ii) discount stores and mass merchandisers that carry automotive products, (iii) wholesalers or jobbers stores, including those associated with national parts distributors or associations (iv) independently-owned stores, (v) automobile dealers that supply parts and (vi) internet-based retailers. These competitors and the level of competition vary by market. Some of our competitors may possess advantages over us in certain markets we share, including a greater amount of marketing activities, a larger number of stores, more desirable store locations, better store layouts, longer operating histories, greater name recognition, larger and more established customer bases, more favorable vendor relationships, lower prices and better product warranties. Consolidation among our competitors could enhance their market share and financial position, provide them with the ability to achieve better purchasing terms and allow them to provide more competitive prices to customers for whom we compete.

In addition, our reputation is critical to our continued success. If we fail to maintain high standards for, or receive negative publicity (whether through social media or normal media channels) relating to product safety, quality or integrity, we could lose customers to our competition. The product we sell is branded both in brands of our vendors and in our own private label brands. If the perceived quality or value of the brands we sell declines in the eyes of our customers, our results of operations could be negatively affected.

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

We may not be able to successfully integrate GPI’s operations with ours; the GPI business may not achieve the expected business results and could cause us to incur unexpected liabilities; the GPI acquisition has caused and may continue to cause us to incur significant integration costs; and our level of indebtedness could limit the cash flow available for operations and could adversely affect our ability to service our debt or obtain additional financing.

Integration Issues and Business Expectations

We cannot be certain whether, and to what extent, any strategic, operational, financial or other anticipated benefits resulting from the acquisition of GPI will be achieved. In order to obtain the anticipated benefits of the transaction, we must integrate GPI’s operations with ours. This integration is complex and our failure to integrate quickly and effectively may negatively affect our earnings. The market price of our common stock may decline as a result of the acquisition if our integration of GPI is unsuccessful, takes longer than expected or fails to achieve financial benefits to the extent anticipated by financial analysts or investors, or the effect of the acquisition on our financial results is otherwise not consistent with the expectations of financial analysts or investors.

The acquisition of GPI could cause disruptions in and create uncertainty surrounding our business, including affecting our relationships with existing and future customers, wholesalers, independently-owned and jobber stores, suppliers and Team Members, which could have an adverse effect on our business, financial results and operations. In particular, we could lose customers or suppliers, and new customer or supplier contracts could be delayed or decreased or otherwise adversely affected in economic value. In addition, we have diverted, and will continue to divert, significant management resources towards the integration efforts, which could adversely affect our business and results of operations.

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

Additional Integration Costs

In connection with the GPI acquisition, we have incurred significant transaction costs and entered into new financing agreements and issued new debt instruments. We expect to incur additional integration costs in connection with the acquisition. Although efficiencies related to the integration of the businesses may allow us to offset incremental integration costs over time, this net benefit may not be achieved in the near term, or at all.

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

We have implemented numerous initiatives as part of our business strategy to increase comparable store sales and enhance our margins in order to increase our earnings and cash flow. If we are unable to implement these initiatives efficiently and effectively, or if these initiatives are unsuccessful, our business, financial condition, results of operations, cash flows and liquidity could be adversely affected.

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

New Store Openings

We have increased our store count significantly in the last ten years from 2,872 stores at the end of our 2005 fiscal year to 5,293 stores as of January 2, 2016. We intend to continue to increase the number of our stores and expand the markets we serve as part of our growth strategy, primarily by opening new stores. We may also grow our business through strategic acquisitions. We do not know whether the implementation of our growth strategy will be successful. As we open more stores it becomes more critical that we have consistent execution across our entire store chain. The actual number of new stores to be opened and their success will depend on a number of factors, including, among other things:

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

We are dependent on our suppliers to supply us with products that comply with safety and quality standards at competitive prices.

We are dependent on our vendors continuing to supply us quality products on terms that are favorable to us. If our merchandise offerings do not meet our customers’ expectations regarding safety and quality, we could experience lost sales, increased costs and exposure to legal and reputational risk. All of our suppliers must comply with applicable product safety laws, and we are dependent on them to ensure that the products we buy comply with all safety and quality standards. Events that give rise to actual, potential or perceived product safety concerns could expose us to government enforcement action and/or private litigation and result in costly product recalls and other liabilities. To the extent our suppliers are subject to additional government regulation of their product design and/or manufacturing processes, the cost of the merchandise we purchase may rise. In addition, negative customer perceptions regarding the safety or quality of the products we sell could cause our customers to seek alternative sources for their needs, resulting in lost sales. In those circumstances, it may be difficult and costly for us to regain the confidence of our customers.

We depend on the services of many qualified executives and other Team Members, whom we may not be able to attract, develop and retain.

Our success depends to a significant extent on the continued services and experience of our executives and other Team Members. As of February 26, 2016, we employed approximately 73,000 Team Members. We may not be able to retain our current qualified executive and other Team Members or attract and retain additional qualified executives and Team Members who may be needed in the future. Our ability to maintain an adequate number of qualified executive and other Team Members is highly dependent on an attractive and competitive compensation and benefits package. In addition, less than one percent of our team members are represented by unions. If these team members were to engage in a strike, work stoppage, or other slowdown, or if the terms and conditions in labor agreements were renegotiated, we could experience a disruption in our operations and higher ongoing labor costs. If we fail or are unable to maintain competitive compensation, our customer service and execution levels could suffer by reason of a declining quality of our workforce, which could adversely affect our business, financial condition, results of operations and cash flows.

There is also a risk that we may experience difficulty in successfully implementing announced leadership changes including a failure to ensure the effective transfer of knowledge necessary for the persons appointed to lead and provide results in their new role, potential disruption to our business resulting from the announced changes and the impact of announced leadership changes on our relationships with customers, suppliers and business partners.

The market price of our common stock may be volatile and could expose us to securities class action litigation.

The stock market and the price of our common stock may be subject to wide fluctuations based upon general economic and market conditions. Downturns in the stock market may cause the price of our common stock to decline. The market price of our stock may also be affected by our ability to meet analysts' expectations. Failure to meet such expectations, even slightly, could have an adverse effect on the price of our common stock. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against such a company. If similar litigation were instituted against us, it could result in substantial costs and a diversion of our management’s attention and resources, which could have an adverse effect on our business.

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

Our overall credit rating may be negatively impacted by deteriorating and uncertain credit markets or other factors which may or may not be within our control. The interest rates on our publicly issued debt, term loan and revolving credit facility are linked directly to our credit ratings. Accordingly, any negative impact on our credit rating would likely result in higher interest rates and interest expense on any borrowings under our revolving credit facility, term loan or future issuances of public debt and less favorable terms on other operating and financing arrangements. In addition, it could reduce the attractiveness of our vendor payment programs, where certain of our vendors finance payment obligations from us with designated third party financial institutions, which could result in increased working capital requirements. An inability to obtain sufficient financing at cost-effective rates could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Impact on our Suppliers

Our business depends on developing and maintaining close relationships with our suppliers and on our suppliers’ ability and willingness to sell quality products to us at favorable prices and terms. Many factors outside our control may harm these relationships and the ability or willingness of these suppliers to sell us products on favorable terms. Such factors include a general decline in the economy and economic conditions and prolonged recessionary conditions. These events could negatively affect our suppliers’ operations and make it difficult for them to obtain the credit lines or loans necessary to finance their operations in the short-term or long-term and meet our product requirements. Financial or operational difficulties that some of our suppliers may face could also increase the cost of the products we purchase from them or our ability to source product from them. We might not be able to pass our increased costs onto our customers. If our suppliers fail to develop new products we may not be able to meet the demands of our customers and our results of operations could be negatively affected.

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

Impact on our Customers

Deterioration in macro-economic conditions may have a negative impact on our customers’ net worth, financial resources and disposable income. This impact could reduce our customers' willingness or ability to pay for accessories, maintenance or repair of their vehicles, which results in lower sales in our stores. An increase in fuel costs may also reduce the overall number of miles driven by our customers resulting in fewer parts failures and a reduced need for elective maintenance.

Impact on Operating Costs

Rising energy prices could directly impact our operating and product costs, including our merchandise distribution, commercial delivery, utility and product acquisition costs.

Because we are involved in litigation from time to time, and are subject to numerous laws and governmental regulations, we could incur substantial judgments, fines, legal fees and other costs.

We are sometimes the subject of complaints or litigation, which may include class action litigation from customers, Team Members or others for various actions. From time to time, we are involved in litigation involving claims related to, among other things, breach of contract, tortious conduct, employment, labor discrimination (including The Americans With Disabilities Act), payment of wages, asbestos exposure, real estate, regulatory compliance and product defects. The damages sought against us in some of these litigation proceedings are substantial. Although we maintain liability insurance for some litigation claims, if one or more of the claims were to greatly exceed our insurance coverage limits or if our insurance policies do not cover a claim, this could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We are subject to numerous federal, state and local laws and governmental regulations relating to, among other things, environmental protection, product quality standards, building and zoning requirements, discrimination (including The Americans With Disabilities Act), labor and employment. The implementation of and compliance with existing and future laws and regulations could increase the cost of doing business and adversely affect our results of operations. If we fail to comply with existing or future laws or regulations, we may be subject to governmental or judicial fines or sanctions, while incurring substantial legal fees and costs. In addition, our capital and operating expenses could increase due to remediation measures that may be required if we are found to be noncompliant with any existing or future laws or regulations.

We work diligently to maintain the privacy and security of our customer, supplier, Team Member and business information and the functioning of our computer systems, website and other on-line offerings. In the event of a security breach or other cyber security incident, we could experience adverse operational effects or interruptions, incur substantial additional costs, or become subject to legal or regulatory proceedings, any of which could lead to damage to our reputation in the marketplace and added costs on an ongoing basis.

The nature of our business requires us to receive, retain and transmit certain personally identifiable information about our customers, suppliers and Team Members, some of which is entrusted to third-party service providers. While we have taken and continue to undertake significant steps to protect such personally identifiable information and other confidential information and to protect the functioning of our computer systems, website and other online offerings, a compromise of our data security systems or those of businesses we interact with could result in information related to our customers, suppliers, Team Members or business being obtained by unauthorized persons or adverse operational effects or interruptions, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. We develop and update processes and maintain systems in an effort to try to prevent this from occurring, but the development and maintenance of these processes and systems are costly and requires ongoing monitoring and updating as technologies change, privacy and information security regulations change, and efforts to overcome security measures become more sophisticated.

Consequently, despite our efforts, our security measures have been breached in an immaterial manner in the past and may be breached in the future due to a cyber-attack, computer malware and/or viruses, team member error, malfeasance, fraudulent inducement (including so-called "social engineering" attacks and "phishing" scams) or other acts. Unauthorized parties have in the past obtained, and may in the future obtain, access to our data or the data of our customers, suppliers or Team Members’ data or may otherwise cause damage or interfere with our equipment and/or network. While costs associated with past security breaches have not been significant, any breach, damage to or interference with our equipment or network, or unauthorized access in the future could result in significant legal and financial exposure and damage to our reputation that could potentially have an adverse effect on our business. While we also seek to obtain assurances that others we interact with will protect confidential information, there is always the risk that the confidentiality or accessibility of data held or utilized by others may be compromised. If a compromise of our data security or function of our computer systems or website were to occur, it could have a material adverse effect on our operating results and financial condition and, possibly, subject us to additional legal, regulatory and operating costs and damage our reputation in the marketplace.

Business interruptions may negatively impact our store hours, operability of our computer systems and the availability and cost of merchandise which may adversely impact our sales and profitability.

War or acts of terrorism, hurricanes, tornadoes, earthquakes or other natural disasters, or the threat of any of these calamities or others, may have a negative impact on our ability to obtain merchandise to sell in our stores, result in certain of our stores being closed for an extended period of time, negatively affect the lives of our customers or Team Members, or otherwise negatively impact our operations. Some of our merchandise is imported from other countries. If imported goods become difficult or impossible to import into the United States due to business interruption (including regulation of exporting or importing), and if we cannot obtain such merchandise from other sources at similar costs and without an adverse delay, our sales and profit margins may be negatively affected.

In the event that commercial transportation, including the global shipping industry, is curtailed or substantially delayed, our business may be adversely impacted, as we may have difficulty receiving merchandise from our suppliers and shipping it to our stores.

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

We anticipate changes to the composition of our Board of Directors and appointment of a chief executive officer in the near term.

Consistent with the terms of our agreement with Starboard Value LP and certain of its affiliates, as reported in the Current Report on Form 8-K filed by the Company on November 13, 2015, we anticipate that our Board of Directors will nominate three new candidates to be elected to serve as independent Board members in the near term. We are also in the process of identifying a permanent chief executive officer. Changes in Board composition and/or management  may affect our corporate governance, business models and strategic priorities, which could have an adverse effect on our business, financial condition, results of operations and cash flows.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The following table summarizes the location, ownership status and total square footage of space utilized for distribution centers and principal corporate offices at the end of 2015:

		Square Footage (in thousands)
	Location	Leased	Owned
Distribution Centers	50 locations in 32 states and 4 Canadian provinces	6,131	4,273
Store Support Centers:
Roanoke, Virginia	Roanoke, Virginia	270	—
Raleigh, North Carolina	Raleigh, North Carolina	204	—

As of January 2, 2016, we owned 817 of our stores and leased 4,476 stores and branches. We also operate several smaller warehouse locations and subsidiary offices to support our operations.

Item 3. Legal Proceedings.

We currently and from time to time are involved in litigation and regulatory proceedings incidental to the conduct of our business, including litigation relating to employment or arising from claims of discrimination as a result of claims by current and former Team Members or others. Although we diligently defend against these claims, we may enter into discussions regarding settlement of these and other lawsuits, and may enter into settlement agreements, if we believe settlement is in the best interests of the Company and our shareholders. The damages claimed against us in some of these proceedings are substantial. Although the amount of liability that may result from these matters cannot be ascertained, we do not currently believe that, in the aggregate, they will result in liabilities material to our consolidated financial condition, future results of operations or cash flow.

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

	High	Low
Fiscal Year Ended January 2, 2016
Fourth Quarter	$201.24	$144.73
Third Quarter	$194.61	$151.30
Second Quarter	$169.90	$142.63
First Quarter	$165.00	$143.02

Fiscal Year Ended January 3, 2015
Fourth Quarter	$163.36	$130.14
Third Quarter	$139.58	$119.71
Second Quarter	$136.12	$118.51
First Quarter	$129.99	$108.76

The closing price of our common stock on February 25, 2016 was $150.08. At February 25, 2016, there were 432 holders of record of our common stock (which does not include the number of individual beneficial owners whose shares were held on their behalf by brokerage firms in street name).

Our Board of Directors has declared a $0.06 per share quarterly cash dividend since 2006. Any payments of dividends in the future will be at the discretion of our Board of Directors and will depend upon our results of operations, cash flows, capital requirements and other factors deemed relevant by our Board of Directors.

The following table sets forth information with respect to repurchases of our common stock for the fourth quarter ended January 2, 2016 (amounts in thousands, except per share amounts):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs (2)
October 11, 2015 to November 7, 2015	—	$—	—	$415,092
November 8, 2015 to December 5, 2015	20	160.26	—	415,092
December 6, 2015 to January 2, 2016	11	148.85	—	415,092

Total	31	$156.22	—	$415,092

(1)
We repurchased 31,013 shares of our common stock at an aggregate cost of $4.8 million, or an average purchase price of $156.22 per share, in connection with the net settlement of shares issued as a result of the vesting of restricted stock units during the fourth quarter ended January 2, 2016. We did not repurchase any shares under our $500.0 million stock repurchase program during our fourth quarter ended January 2, 2016.

(2)	Our stock repurchase program authorizing the repurchase of up to $500.0 million in common stock was authorized by our Board of Directors and publicly announced on May 14, 2012.

Stock Price Performance

The following graph shows a comparison of the cumulative total return on our common stock, the Standard & Poor’s 500 Index and the Standard & Poor’s Retail Index. The graph assumes that the value of an investment in our common stock and in each such index was $100 on January 1, 2011, and that any dividends have been reinvested. The comparison in the graph below is based solely on historical data and is not intended to forecast the possible future performance of our common stock.

COMPARISON OF CUMULATIVE TOTAL RETURN AMONG
ADVANCE AUTO PARTS, INC., S&P 500 INDEX
AND S&P RETAIL INDEX

$300.00
$250.00
$200.00
$150.00
$100.00
$50.00
$0.00
01/01/11
12/31/11
12/29/12
12/28/13
01/03/15
01/02/16
Advance Auto Parts
S&P 500 Index
S&P Retail Index

Company/Index	January 1, 2011	December 31, 2011	December 29, 2012	December 28, 2013	January 3, 2015	January 2, 2016
Advance Auto Parts	$100.00	$105.85	$109.30	$168.35	$243.15	$231.02
S&P 500 Index	100.00	102.11	116.48	156.21	178.25	180.75
S&P Retail Index	100.00	102.92	125.80	183.76	201.77	252.46

Item 6.    Selected Consolidated Financial Data.

The following table sets forth our selected historical consolidated statement of operations, balance sheet, cash flows and other operating data. Included in this table are key metrics and operating results used to measure our financial progress. The selected historical consolidated financial and other data (excluding the Selected Store Data and Performance Measures) as of January 2, 2016 and January 3, 2015 and for the three years ended January 2, 2016, January 3, 2015 and December 28, 2013 have been derived from our audited consolidated financial statements and the related notes included elsewhere in this report. The historical consolidated financial and other data as of December 28, 2013, December 29, 2012 and December 31, 2011 and for the years ended December 29, 2012 and December 31, 2011 have been derived from our audited consolidated financial statements and the related notes that have not been included in this report. You should read this data along with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and our consolidated financial statements and the related notes included elsewhere in this report.

	Fiscal Year (1)
	2015	2014	2013	2012	2011
	(in thousands, except per share data, store data and ratios)

Statement of Operations Data:
Net sales	$9,737,018	$9,843,861	$6,493,814	$6,205,003	$6,170,462
Cost of sales	5,314,246	5,390,248	3,241,668	3,106,967	3,101,172
Gross profit	4,422,772	4,453,613	3,252,146	3,098,036	3,069,290
Selling, general and administrative expenses (2)	3,596,992	3,601,903	2,591,828	2,440,721	2,404,648
Operating income	825,780	851,710	660,318	657,315	664,642
Interest expense (3)	(65,408)	(73,408)	(36,618)	(33,841)	(30,949)
Other (expense) income, net	(7,484)	3,092	2,698	600	(457)
Income before provision for income taxes	752,888	781,394	626,398	624,074	633,236
Income tax expense	279,490	287,569	234,640	236,404	238,554
Net income	$473,398	$493,825	$391,758	$387,670	$394,682

Per Share Data:
Net income per basic share	$6.45	$6.75	$5.36	$5.29	$5.21
Net income per diluted share	$6.40	$6.71	$5.32	$5.22	$5.11
Cash dividends declared per basic share	$0.24	$0.24	$0.24	$0.24	$0.24
Weighted average basic shares outstanding	73,190	72,932	72,930	73,091	75,620
Weighted average diluted shares outstanding	73,733	73,414	73,414	74,062	77,071

Cash flows provided by (used in):
Operating activities	$689,642	$708,991	$545,250	$685,281	$828,849
Investing activities	$(253,366)	$(2,288,237)	$(362,107)	$(272,978)	$(289,974)
Financing activities	$(445,952)	$575,911	$331,217	$127,907	$(540,183)

Balance Sheet and Other Financial Data:
Cash and cash equivalents	$90,782	$104,671	$1,112,471	$598,111	$57,901
Inventory	$4,174,768	$3,936,955	$2,556,557	$2,308,609	$2,043,158
Inventory turnover (4)	1.31	1.47	1.33	1.43	1.59
Inventory per store (5)	$789	$733	$631	$609	$558
Accounts payable to Inventory ratio (6)	76.7%	78.6%	85.3%	87.9%	80.9%
Net working capital (7)	$1,143,269	$1,086,624	$1,359,317	$758,410	$229,896
Capital expenditures	$234,747	$228,446	$195,757	$271,182	$268,129
Total assets	$8,134,565	$7,962,358	$5,564,774	$4,613,814	$3,655,754
Total debt	$1,213,759	$1,636,893	$1,053,584	$605,088	$415,984
Total stockholders' equity	$2,460,648	$2,002,912	$1,516,205	$1,210,694	$847,914

	Fiscal Year (1)
	2015	2014	2013	2012	2011
	(in thousands, except per share data, store data and ratios)

Selected Store Data and Performance Measures:
Comparable store sales growth (8)	0.0%	2.0%	(1.5%)	(0.8%)	2.2%
Number of stores, beginning of year (9)	5,372	4,049	3,794	3,662	3,563
New stores (9) (10)	121	1,487	296	137	104
Closed stores (9) (11)	(200)	(164)	(41)	(5)	(5)
Number of stores, end of year (9)	5,293	5,372	4,049	3,794	3,662
Stores with Commercial delivery program, end of period	4,745	4,981	3,702	3,484	3,326
Total Commercial sales, as a percentage of total sales	57.2%	57.0%	40.4%	38.1%	37.0%
Total store square footage, end of period (in 000s)	42,185	43,338	29,701	27,806	26,663

(1)
Our fiscal year consists of 52 or 53 weeks ending on the Saturday nearest to December 31st. All fiscal years presented are 52 weeks, with the exception of 2014, which consisted of 53 weeks. The impact of week 53 included in sales, gross profit and selling, general and administrative expenses was $150,386, $67,780 and $46,720, respectively.

(2)
Selling, general and administrative expenses include the impact of GPI integration, store closure and consolidation costs and support center restructuring costs of $127,059 and $82,234 and amortization of GPI intangibles of $42,281 and $42,696 for 2015 and 2014, respectively. It also includes acquisition costs associated with our acquisition of GPI on January 2, 2014 of $24,983 and integration costs associated with our integration of BWP of $8,004 for 2013.

(3)	Interest expense includes the impact of acquisition costs associated with our acquisition of GPI on January 2, 2014 of $1,987 for 2013.

(4)
Inventory turnover is calculated as cost of sales divided by the average of beginning and ending inventories. For 2014 the ratio was calculated using an average of ending inventories over the last five quarters to adjust for the impact of the acquisition of GPI and its inventories on January 2, 2014.

(5)	Inventory per store is calculated as ending inventory divided by ending store and branch count. Our branches have a larger footprint than our stores.

(6)	Accounts payable to inventory ratio is calculated as ending accounts payable divided by ending inventory.

(7)
Net working capital is calculated by subtracting current liabilities from current assets. We retrospectively adopted FASB Accounting Standards Update 2015-17 during the fourth quarter of 2015, which requires the presentation of all deferred income taxes as long-term assets or liabilities. Accordingly, 2014, 2013, 2012 and 2011 have been adjusted by $88,650, $134,718, $133,848 and $123,951, respectively.

(8)
Comparable store sales include net sales from our stores, branches and e-commerce websites. Sales to independently-owned Carquest stores are excluded from our comparable store sales.The change in store sales is calculated based on the change in net sales starting once a store or branch has been open for 13 complete accounting periods (each period represents four weeks). Relocations are included in comparable store sales from the original date of opening. Acquired stores are included in our comparable store sales once the stores have completed 13 complete accounting periods following the acquisition date (approximately one year). Comparable store sales growth for 2014 and 2015 excludes sales from the 53rd week of 2014.

(9)	Store count activity includes Worldpac branches.

(10)	Includes 1,336 stores and branches resulting from our acquisition of GPI during 2014 and 124 stores resulting from our acquisition of BWP during 2013.

(11)	The number of store closures includes planned consolidations of 111, 145 and 20 stores in 2015, 2014 and 2013, respectively.

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

Introduction

We are a leading automotive aftermarket parts provider in North America, serving both "do-it-for-me", or Commercial, and "do-it-yourself", or DIY, customers. As of January 2, 2016 we operated a total of 5,171 stores and 122 branches. We operated primarily within the United States, with additional locations in Canada, Puerto Rico and the U.S. Virgin Islands. Our stores operate primarily under trade names "Advance Auto Parts", "Autopart International" and "Carquest" and our distribution branches operate under the "Worldpac" trade name. In addition, we served approximately 1,300 independently-owned Carquest stores as of January 2, 2016. We acquired the Carquest and Worldpac operations as part of our acquisition of GPI on January 2, 2014.

Our stores and branches offer a broad selection of brand name, OEM and private label automotive replacement parts, accessories, batteries, and maintenance items for domestic and imported cars, vans, sport utility vehicles and light and heavy duty trucks. Through our integrated operating approach, we serve our Commercial and DIY customers from our store locations and online at www.AdvanceAutoParts.com and www.Worldpac.com. Our DIY customers can elect to pick up merchandise ordered online at a conveniently located store or have their purchases shipped directly to them. Our Commercial customers consist primarily of delivery customers for whom we deliver products from our store locations to our Commercial customers’ places of business, including independent garages, service stations and auto dealers. Our Commercial customers can also conveniently place their orders online.

Prior Acquisitions

On January 2, 2014, we acquired GPI in an all-cash transaction for $2.08 billion. GPI, formerly a privately-held company, was a leading distributor and supplier of original equipment and aftermarket replacement products for Commercial markets operating under the Carquest and Worldpac names. As of the acquisition date, GPI operated 1,233 Carquest stores and 103 Worldpac branches located in 45 states and Canada and served approximately 1,400 independently-owned Carquest stores. As of the end of 2015, we have converted 170 and consolidated 178 of these stores into Advance Auto Parts locations.

On December 31, 2012, we acquired BWP, a privately-held company that supplied, marketed and distributed automotive aftermarket parts and products principally to Commercial customers. Prior to the acquisition, BWP operated or supplied 216 locations in the Northeastern United States. Concurrent with the closing of the acquisition, we transferred one distribution center and BWP’s rights to distribute to 92 independently owned locations to an affiliate of GPI. The integration of BWP stores consisted of converting or consolidating those locations into Advance Auto Parts locations. As of the end of 2015, most of the BWP stores have been integrated into the Advance Auto Parts operations.

For additional information on these acquisitions, refer to Note 3, "Acquisitions," in the Notes to our Consolidated Financial Statements.

Management Overview

We generated diluted earnings per share, or diluted EPS, of $6.40 during 2015 compared to $6.71 for 2014. The decrease in our diluted EPS was driven primarily by costs associated with the integration of GPI, store closure and consolidation costs and support center restructuring costs. In addition, the prior year benefited from an additional week of operations due to our 53-week fiscal year. When adjusted for the following comparable adjustments, our comparable diluted earnings per share ("Comparable Cash EPS") in 2015 was $7.82 compared to $7.59 during 2014:

	2015	2014
GPI integration, store closure and consolidation, and support center restructuring costs	$1.07	$0.69
Amortization related to the acquired intangible assets from GPI	$0.35	$0.36
53rd Week of 2014	$—	$(0.17)

Refer to the "Reconciliation of Non-GAAP Financial Measures" section for further details of our comparable adjustments.

Excluding the impact of the 53rd week of 2014, total sales for 2015 increased 0.4% over 2014 and comparable store sales were flat. Our sales results decelerated in the second half of the year due to the impact of GPI integration activities and the negative impact of warmer weather late in the year. We began 2015 with an aggressive plan to complete a large part of our integration of GPI during 2015, and we completed several parts of the integration, including 240 Carquest store consolidations and conversions, support center consolidations, the integration of our field teams and pricing alignment. The multitude of changes proved to be more challenging than anticipated and disrupted two key areas of our operations - (i) customer service levels and (ii) inventory availability.

In addition to integrating the Carquest operations, we are also focused on achieving the cost synergies expected from the acquisition and on other cost control initiatives. In 2015, we achieved approximately $110.0 million of planned acquisition synergies, which was $50 million incremental to 2014. In addition, we closed 79 underperforming stores during the fourth quarter of 2015, which is expected to drive productivity improvements in the near future. During 2016, we plan to drive additional cost reduction and pursue opportunities to increase efficiency across our operations.

2015 Highlights

A high-level summary of our financial results and other highlights from our 2015 include:

•
Total sales during 2015 decreased 1.1% to $9,737.0 million as compared to 2014. This decrease was primarily driven by $150.4 million in sales from the 53rd week of 2014 and store consolidations and closures, partially offset by new store openings.

•
Our operating income for 2015 was $825.8 million, a decrease of $25.9 million from 2014. As a percentage of total sales, operating income was 8.5%, a decrease of 17 basis points as compared to 2014, due to an increase in our SG&A rate partially offset by a higher gross profit rate.

•
Our inventory balance as of January 2, 2016 increased $237.8 million, or 6.0%, over the prior year driven mainly by transitional inventory growth resulting from our product integration and the consolidation of our Carquest stores and the opening of new stores and branches.

•	We generated operating cash flow of $689.6 million during 2015, a decrease of 2.7% compared to 2014, primarily due to a decrease in net income, partially offset by changes in working capital.

•	We consolidated 80 and converted 160 Carquest stores into Advance Auto Parts stores and aligned our products and pricing in our Advance Auto Parts and Carquest stores.

Refer to the “Consolidated Results of Operations” and “Liquidity and Capital Resources” sections for further details of our income statement and cash flow results, respectively.

Business Update

Our overarching focus in 2016 will be on becoming a field-centric organization while continuing to achieve our GPI integration milestones with less overall disruption to our stores and customers. In addition, we have the following three priorities which we believe are critical in the success of our field-centric organization and producing favorable financial results over the long-term:

•
Superior Availability is aimed at product availability and ensuring our stores have the right part at the right time when a customer needs it. We will empower our store general managers to make more decisions and tailor their inventories to best serve their unique local customer bases. We will continue to improve localized parts availability through leveraging our HUB stores and expanded delivery frequency from our distribution centers.

•
Outstanding Customer Service involves providing the proper infrastructure to achieve our operational goals through flawless execution in meeting our Commercial customers' needs and goal of becoming a Commercial first business. Sales to Commercial customers remain the largest opportunity for us to increase our overall market share in the automotive aftermarket industry. Our Commercial sales, as a percentage of total sales, were 57% in both 2015 and 2014. We must meet the needs of our customers at a local level by providing the appropriate incentives and training to develop focused and inspired teams that are empowered to make decisions in their local markets. We will continue to educate our field teams and customers about the high quality parts and brands we offer and emphasize our customer retention membership programs, including TECH-NET, ProRewards and SpeedPerks. We believe that by focusing on Commercial customers, we will naturally build the availability and customer service that will also benefit our DIY customers.

•
Focused and Inspired Team is a team that is dedicated to generating sales in a more simplified environment, has the empowerment to execute the two priorities above and drives improvements across the entire company to deliver profitable growth.

Our multi-year GPI integration plan remains underway which is focused on the integration of our Advance Auto Parts and Carquest operations. During 2015, we completed the support center consolidations that were initiated in 2014, integrated our field teams, harmonized pricing and brands and substantially completed product changeovers. In addition, we completed the first major wave of the Carquest store consolidations and conversions that we began in the second half of 2014. During 2016, we will continue executing our integration plans by consolidating or converting an estimated additional 325 to 350 Carquest stores. In addition, we will shift our focus to the deployment of systems necessary to align critical capabilities within supply chain and information technology.

Automotive Aftermarket Industry

Operating within the automotive aftermarket industry, we are influenced by a number of general macroeconomic factors similar to those affecting the overall retail industry. These factors include, but are not limited to, fuel costs, unemployment rates, consumer confidence and competition. We believe the macroeconomic environment should position our industry favorably in 2016 as lower fuel costs, a stabilized labor market and increasing disposable income should help to provide a positive impact. In addition, industry fundamentals continue to be strong with miles driven increasing and the number of vehicles 11 years and older continuing to increase.
We believe that two key drivers of demand within the automotive aftermarket are (i) the number of miles driven in the U.S. and (ii) the number and average age of vehicles on the road.
Miles Driven
We believe that the number of total miles driven in the U.S. influences the demand for the repair and maintenance of vehicles. As the number of miles driven increases, consumers’ vehicles are more likely to need repair and maintenance, resulting in an increase in the need for automotive parts and maintenance items. According to the latest statistics available, the total number of vehicle miles traveled on U.S. roads increased by 2.8% in 2015, setting a new all-time high, due to improved economic conditions and the drop in gasoline prices. While current industry indicators are favorable, long-term demographics are expected to contain growth rates for miles driven as the labor force participation rate remains below pre-recession levels due to an increase in the retirement-age population. In addition, younger drivers are not increasing vehicle usage as fast as the older generation is decreasing usage, which is expected to pressure growth in the number of miles driven. While we believe there are ongoing macroeconomic and demographic pressures impacting demand, we believe we will continue to see increases in total miles driven which will drive demand in the automotive aftermarket industry.

Number of Registered Vehicles and Increase in Average Vehicle Age
We believe that the total number of vehicles (excluding medium and heavy duty trucks) on the road and the average age of vehicles on the road also heavily influence the demand for the products we sell within the automotive aftermarket industry. As vehicles age and go out-of-warranty, they generate a stronger demand for automotive aftermarket products due to both routine maintenance requirements and more frequent mechanical failures. During 2015, the number of registered vehicles grew 2.1% to a record 258 million vehicles. According to industry analysts, the number of vehicles on the road is expected to continue to climb and will reach 277 million vehicles by 2018. The average vehicle age, which has exceeded 11 years for the past four years, also points to favorable growth in the industry. While new car registrations during 2015 were almost 60% higher than in the recession low of 2009, the scrappage rate for 2015 was at its lowest rate in 13 years. As a result, the mix of vehicles is shifting as reflected by a five-year compounded annual growth rate of 4.4% for vehicles over 11 years old compared to a compounded annual growth rate for all vehicles of 0.7%. We believe that the stabilization of the average age of vehicles will continue to benefit our industry in the near term and the overall increase in the total number of vehicles on the road is positive for the longer-term as these vehicles age outside of their manufacturer warranty period and require more expensive maintenance and repairs due to the increase in complexity of automobile parts.

Store Development

We serve our Commercial and DIY customers in a similar fashion through four different store brands. The table below sets forth detail of our store and branch development activity for the year ended January 2, 2016, including the consolidation of stores as part of our integration plans and the number of locations with Commercial delivery programs. During 2016, we anticipate adding approximately 65 to 75 new stores and branches and consolidating or converting between 325 to 350 Carquest stores.

	AAP	AI	BWP (4)	CARQUEST	WORLDPAC	Total
January 3, 2015	3,888	210	38	1,125	111	5,372
New (1)	82	5	—	23	11	121
Closed	(50)	(2)	(2)	(35)	—	(89)
Consolidated (2)	(2)	(25)	(4)	(80)	—	(111)
Converted (3)	184	(4)	(20)	(160)	—	—
January 2, 2016	4,102	184	12	873	122	5,293
Stores with commercial delivery programs	3,554	184	12	873	122	4,745
(1) New stores for Carquest represents stores acquired during 2015.
(2) Consolidated stores include AI, BWP and Carquest stores whose operations were consolidated into existing AAP locations as a result of the planned integration of AI, BWP and Carquest. In 2014, we began the multi-year process of consolidating and converting our Carquest stores into AAP locations. In addition, we completed the consolidation of our AI stores located in Florida into existing AAP locations.
(3) Converted stores include AI, BWP and Carquest stores that were re-branded as an AAP store as a result of the planned integration of AI, BWP and Carquest.
(4) Consists of stores acquired with BWP that operate under the Carquest trade name.

Components of Statement of Operations

Net Sales

Net sales consist primarily of merchandise sales from our store and branch locations to both our Commercial and DIY customers, sales from our e-commerce websites and sales to independently-owned Carquest stores. Sales are recorded net of discounts and rebates, sales taxes and estimated returns and allowances. Our total sales growth is comprised of both comparable store sales and new store sales. We calculate comparable store sales based on the change in store or branch sales starting once a location has been open for 13 complete accounting periods (approximately one year) and by including e-commerce sales. Sales to independently-owned Carquest stores are excluded from our comparable store sales. We include sales from relocated stores in comparable store sales from the original date of opening. Acquired stores are included in our comparable store sales once the stores have completed 13 complete accounting periods following the acquisition date (approximately one year). Comparable store sales growth for 2014 and 2015 excludes sales from the 53rd week of 2014.

Cost of Sales

Our cost of sales consists of merchandise costs, net of incentives under vendor programs; inventory shrinkage, defective merchandise and warranty costs; and warehouse and distribution expenses, including depreciation and amortization. Gross profit as a percentage of net sales may be affected by (i) variations in our product mix, (ii) price changes in response to competitive factors and fluctuations in merchandise costs, (iii) vendor programs, (iv) inventory shrinkage, (v) defective merchandise and warranty costs and (vi) warehouse and distribution costs. We seek to minimize fluctuations in merchandise costs and instability of supply by entering into long-term purchasing agreements, without minimum purchase volume requirements, when we believe it is advantageous. Our cost of sales and gross profit rates may not be comparable to that of our competitors due to differences in industry practice regarding the classification of certain costs and mix of Commercial and DIY sales. See Note 1, Summary of Significant Accounting Policies, to our Consolidated Financial Statements elsewhere in this report for additional discussion of these costs.

Selling, General and Administrative Expenses

SG&A expenses consist of store payroll, store occupancy (including rent and depreciation), advertising expenses, acquisition and integration related expenses, Commercial delivery expenses, other store expenses and general and administrative expenses, including salaries and related benefits of store support center Team Members, share-based compensation expenses, store support center administrative office expenses, data processing, professional expenses, self-insurance costs, depreciation and amortization, closed facility expense and impairment charges, if any, and other related expenses. See Note 1, Summary of Significant Accounting Policies, to our Consolidated Financial Statements for additional discussion of these costs.

Consolidated Results of Operations

The following table sets forth certain of our operating data expressed as a percentage of net sales for the periods indicated.

	Fiscal Year Ended
	January 2, 2016	January 3, 2015	December 28, 2013
Net sales	100.0%	100.0%	100.0%
Cost of sales, including purchasing and warehousing costs	54.6	54.8	49.9
Gross profit	45.4	45.2	50.1
Selling, general and administrative expenses	36.9	36.6	39.9
Operating income	8.5	8.7	10.2
Interest expense	(0.7)	(0.7)	(0.6)
Other, net	(0.1)	0.0	0.0
Provision for income taxes	2.9	2.9	3.6
Net income	4.9%	5.0%	6.0%

2015 Compared to 2014

Net Sales

Net sales for 2015 were $9,737.0 million, a decline of $106.8 million, or 1.1%, from net sales in 2014. This decrease was primarily due to the 53rd week of 2014 which contributed $150.4 million in sales to 2014. Excluding the impact of the 53rd week, net sales for 2015 increased 0.4% over 2014, while comparable store sales were flat. The slight increase in net sales when excluding the 53rd week is due to the addition of 121 new stores, partially offset by the portion of sales that did not transfer from the consolidation of 111 stores and closure of 89 stores during 2015.

Our comparable store sales for the year were negatively impacted by disruptions from integration activities, including the alignment of our field structure, products and pricing. In addition the impact of foreign currency exchange rates on our Canadian operations reduced comparable store sales for the year by 36 basis points. Partially offsetting these negative impacts is an estimated 50 bps of positive contribution from the sales transferred to comparable stores from stores consolidated during 2015. Our fourth quarter of 2015 was our weakest quarter in terms of comparable store sales with a decline of 2.5%. The unseasonably warm start to winter impacted both our Commercial and DIY business, particularly in batteries and cold weather-related hard parts categories such as starters, alternators and related products.

Gross Profit

Gross profit for 2015 was $4,422.8 million, or 45.4% of net sales, as compared to $4,453.6 million, or 45.2% of net sales, in 2014, an increase of 18 basis points. The increase in gross profit as a percentage of net sales was primarily the result of lower product acquisition costs, inclusive of merchandise synergies as a result of the acquisition of GPI.

SG&A Expenses

SG&A expenses for 2015 were $3,597.0 million, or 36.9% of net sales, as compared to $3,601.9 million, or 36.6% of net sales, for 2014, an increase of 35 basis points. This increase as a percentage of net sales was primarily due to an increase in GPI integration costs, store closure and consolidation expenses and support center restructuring costs. Excluding these costs, SG&A decreased 18 basis points as a percent of sales compared to the prior year driven by lower administrative costs and incentive compensation as well as lower delivery costs as fuel prices have declined. These benefits were partially offset by expense deleverage as a result of softer sales. See "Reconciliation of Non-GAAP Financial Measures" section for further details of our comparable adjustments.

Operating Income

Operating income for 2015 was $825.8 million, representing 8.5% of net sales, as compared to $851.7 million, or 8.7% of net sales, for 2014, a decrease of 17 basis points. This decrease was due to a higher SG&A rate, partially offset by an increase in our gross profit rate. These changes on a rate basis were due to the gross profit and SG&A drivers previously discussed.

Interest Expense

Interest expense for 2015 was $65.4 million, or 0.7% of net sales, as compared to $73.4 million, or 0.7% of net sales, in 2014. The decrease in interest expense was due to repayments made on our credit facility over the last year.

Income Taxes

Income tax expense for 2015 was $279.5 million, as compared to $287.6 million for 2014. Our effective income tax rate was 37.1% and 36.8% for 2015 and 2014, respectively. Our income tax rates in both 2015 and 2014 reflect favorable income tax settlements and statute of limitation expirations.

Net Income

Net income was $473.4 million, or $6.40 per diluted share, for 2015 as compared to $493.8 million, or $6.71 per diluted share, for 2014. As a percentage of net sales, net income for 2015 was 4.9%, as compared to 5.0% for 2014. The decrease in diluted EPS was driven primarily by the decrease in net income.

2014 Compared to 2013

Net Sales

Net sales for 2014 were $9,843.9 million, an increase of $3,350.0 million, or 51.6%, over net sales for 2013. This growth was primarily due to net sales of $3,040.5 million from the acquired GPI operations, $150.4 million in sales from the 53rd week, comparable store sales of 2.0% and sales from new stores opened during 2014. Our comparable store sales increase reflected stronger performance from Commercial sales driven by increases in both traffic and average transaction amount, partially offset by a decrease in DIY sales driven by lower traffic count. Our overall transaction value increased primarily due to higher priced products sold and a higher mix of Commercial sales.

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

SG&A Expenses

SG&A expenses for 2014 were $3,601.9 million, or 36.6% of net sales, as compared to $2,591.8 million, or 39.9% of net sales, for 2013, a decrease of 332 basis points. The primary driver of the net decrease in SG&A expenses, as a percentage of net sales, was the result of the acquired GPI business having a lower SG&A cost structure. Partially offsetting this decrease were $73.2 million, or 74 basis points, of GPI integration expenses, $42.7 million, or 43 basis points, of amortization of acquired GPI intangible assets and $9.0 million, or 9 basis points, of BWP integration expenses.

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

Reconciliation of Non-GAAP Financial Measures

"Management’s Discussion and Analysis of Financial Condition and Results of Operations" include certain financial measures not derived in accordance with generally accepted accounting principles (“GAAP”). Non-GAAP financial measures should not be used as a substitute for GAAP financial measures, or considered in isolation, for the purpose of analyzing our operating performance, financial position or cash flows. However, we have presented the non-GAAP financial measures, as we believe the reporting of financial results on a non-GAAP basis to remain comparable is important in assessing the overall performance of the business and is therefore useful to investors and prospective investors. We believe that the presentation of financial results that exclude the 53rd week of operations in 2014, non-cash charges related to the acquired GPI intangibles and expenses associated with the integration of GPI, store consolidation costs and support center restructuring costs provide meaningful supplemental information to both management and investors, which is indicative of our base operations. We have included a reconciliation of this information to the most comparable GAAP measures in the following table.

(in thousands, except per share data)

	2015			2014
					Comparable Adjustments (a)
	As Reported	Comparable Adjustments (a)	Comparable	As Reported	53rd Week	Integration Costs	Comparable
	(52 weeks)		(52 weeks)	(53 weeks)			(52 weeks)
Net sales	$9,737,018	$—	$9,737,018	$9,843,861	$(150,386)	$—	$9,693,475
Cost of sales	5,314,246	—	5,314,246	5,390,248	(82,606)	—	5,307,642
Gross profit	4,422,772	—	4,422,772	4,453,613	(67,780)	—	4,385,833
Selling, general and administrative expenses	3,596,992	(169,340)	3,427,652	3,601,903	(46,720)	(124,930)	3,430,253
Operating income	825,780	169,340	995,120	851,710	(21,060)	124,930	955,580
Other, net:
Interest expense	(65,408)	—	(65,408)	(73,408)	1,291	—	(72,117)
Other income, net	(7,484)	—	(7,484)	3,092	(212)	—	2,880
Total other, net	(72,892)	—	(72,892)	(70,316)	1,079	—	(69,237)
Income before provision for income taxes	752,888	169,340	922,228	781,394	(19,981)	124,930	886,343
Provision for income taxes	279,490	64,349	343,839	287,569	(7,610)	47,473	327,432
Net income	$473,398	$104,991	$578,389	$493,825	$(12,371)	$77,457	$558,911

Basic earnings per common share (b)	$6.45	$1.42	$7.87	$6.75	$(0.17)	$1.06	$7.64
Diluted earnings per common share (b)	$6.40	$1.42	$7.82	$6.71	$(0.17)	$1.05	$7.59

Weighed average common shares outstanding (b)	73,190	73,190	73,190	72,932	72,932	72,932	72,932
Weighted average diluted common shares outstanding (b)	73,733	73,733	73,733	73,414	73,414	73,414	73,414

(a)
The comparable adjustments to Selling, general and administrative expenses for 2015 include GPI integration, store closure and consolidation costs and support center restructuring costs of $127,059 and GPI amortization of acquired intangible assets of $42,281. The comparable adjustments to Selling, general and administrative expenses for 2014 include adjustments to remove the impact of the 53rd week of operations and the adjustments for GPI integration and store consolidation costs of $82,234 and GPI amortization of acquired intangible assets of $42,696.

(b)
Average common shares outstanding is calculated based on the weighted average number of shares outstanding during the year. At January 2, 2016 and January 3, 2015, we had 73,314 and 73,074 shares outstanding, respectively.

Quarterly Consolidated Financial Results (in thousands, except per share data)

	16-Weeks Ended 4/19/2014	12-Weeks Ended 7/12/2014	12-Weeks Ended 10/4/2014	13-Weeks Ended 1/3/2015	16-Weeks Ended 4/25/2015	12-Weeks Ended 7/18/2015	12-Weeks Ended 10/10/2015	12-Weeks Ended 1/2/2016
Net Sales	$2,969,499	$2,347,697	$2,289,456	$2,237,209	$3,038,233	$2,370,037	$2,295,203	$2,033,545
Gross profit	1,353,122	1,062,108	1,034,442	1,003,941	1,393,924	1,087,289	1,032,387	909,172
Net income	147,726	139,488	122,177	84,434	148,112	149,998	120,469	54,819

Net income per share:
Basic	$2.02	$1.91	$1.67	$1.15	$2.02	$2.04	$1.64	$0.75
Diluted	$2.01	$1.89	$1.66	$1.15	$2.00	$2.03	$1.63	$0.74

Liquidity and Capital Resources

Overview

Our primary cash requirements to maintain our current operations include payroll and benefits, the purchase of inventory, contractual obligations, capital expenditures, the payment of income taxes and funding of our GPI integration activities. In addition, we may use available funds for acquisitions, to repay borrowings under our credit agreement, to periodically repurchase shares of our common stock under our stock repurchase programs and for the payment of quarterly cash dividends. Historically, we have funded these requirements primarily through cash generated from operations, supplemented by borrowings under our credit facilities and notes offerings as needed. We believe funds generated from our expected results of operations, available cash and cash equivalents, and available borrowing under our credit facility will be sufficient to fund our primary obligations for the next fiscal year. Cash holdings in our foreign affiliates are not significant relative to our overall operations and therefore would not restrict the liquidity needs for our domestic operations.

As of January 2, 2016, our cash and cash equivalents balance was $90.8 million, a decrease of $13.9 million compared to January 3, 2015. This decrease in cash was primarily a result of net payments on credit facilities and purchases of property and equipment, partially offset by cash generated from operations. Additional discussion of our cash flow results, including the comparison of 2015 activity to 2014, is set forth in the Analysis of Cash Flows section.

As of January 2, 2016, our outstanding indebtedness was $1,213.8 million, inclusive of our revolving credit facility and senior unsecured notes. This is $423.1 million lower when compared to January 3, 2015, as a result of net payments on our credit facilities. As of January 2, 2016, we had borrowings of $80.0 million under our term loan and $80.0 million under our credit facility. Additionally, we had $118.6 million in letters of credit outstanding, which reduced the available borrowings on our revolver to $801.4 million as of January 2, 2016.

Capital Expenditures

Our primary capital requirements have been the funding of our new store development (leased and owned locations), maintenance of existing stores and investments under our Superior Availability and Outstanding Customer Service priorities, including supply chain and information technology, and GPI integration expenditures. We lease approximately 85% of our stores. Our capital expenditures were $234.7 million in 2015, an increase of $6.3 million from 2014.

Our future capital requirements will depend in large part on the number and timing of new stores we open within a given year and the investments we make in existing stores, information technology, supply chain network and the integration of GPI. In 2016, we anticipate that our capital expenditures will be approximately $260.0 million to $280.0 million. These investments will primarily include GPI integration expenditures for store conversions and supply chain and systems integration activities; new store development (leased and owned locations); and investments in our existing stores, supply chain network and systems. We anticipate opening between 65 to 75 stores and branches during 2016.

Stock Repurchases

We have a stock repurchase program that allows us to repurchase our common stock on the open market or in privately negotiated transactions from time to time in accordance with the requirements of the SEC. As of January 2, 2016, we had

$415.1 million remaining under our $500 million stock repurchase program authorized by our Board of Directors on May 14, 2012. During 2015, we made no repurchases under the stock repurchase program.

During 2015, we repurchased 42,458 shares of our common stock at an aggregate cost of $6.7 million, or an average price of $156.98 per share, in connection with the net settlement of shares issued as a result of the vesting of restricted stock or restricted stock units.

Dividend

Since 2006, our Board of Directors has declared quarterly dividends of $0.06 per share to stockholders of record. On February 9, 2016, our Board of Directors declared a quarterly dividend of $0.06 per share to be paid on April 1, 2016 to all common stockholders of record as of March 18, 2016.

Analysis of Cash Flows

A summary and analysis of our cash flows for 2015, 2014 and 2013 is reflected in the table and following discussion.

	Fiscal Year
	2015	2014	2013
	(in millions)
Cash flows from operating activities	$689.6	$709.0	$545.3
Cash flows from investing activities	(253.4)	(2,288.2)	(362.1)
Cash flows from financing activities	(446.0)	575.9	331.2
Effect on exchange rate changes on cash	(4.2)	(4.5)	—
Net (decrease) increase in cash and cash equivalents	$(13.9)	$(1,007.8)	$514.4

Operating Activities

For 2015, net cash provided by operating activities decreased $19.3 million to $689.6 million. This net decrease in operating cash flow was primarily driven by lower net income, the timing of income tax deductions and an increase in cash outflows from inventory purchases, net of accounts payable. Our inventory balance as of January 2, 2016 increased $237.8 million, or 6.0%, over the prior year driven mainly by transitional inventory growth resulting from our product integration and the consolidation of our Carquest stores and the opening of new stores and branches. These decreases in cash flow were partially offset by increases in cash flow from accrued expenses and other assets related to the timing of rent and other payments to non-merchandise vendors.

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

Investing Activities

For 2015, net cash used in investing activities decreased by $2,034.9 million to $253.4 million. The decrease in cash used in investing activities was primarily driven by cash used in the acquisition of GPI during 2014.

For 2014, net cash used in investing activities increased by $1,926.1 million to $2,288.2 million. The increase in cash used in investing activities was primarily driven by cash used in the acquisition of GPI.

Financing Activities

For 2015, net cash used in financing activities increased by $1,021.9 million to $446.0 million. This increase was primarily a result of net payments on the revolving credit facility and term loan.

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

As of January 2, 2016, under the 2013 Credit Agreement, we had outstanding borrowings of $80.0 million under the revolver and $80.0 million under the term loan. As of January 2, 2016, we also had letters of credit outstanding of $118.6 million, which reduced the availability under the revolver to $801.4 million. The letters of credit generally have a term of one year or less and primarily serve as collateral for our self-insurance policies.

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

The 2013 Credit Agreement contains customary covenants restricting the ability of: (a) subsidiaries of Advance Stores to, among other things, create, incur or assume additional debt; (b) Advance Stores and its subsidiaries to, among other things, (i) incur liens, (ii) make loans and investments, (iii) guarantee obligations, and (iv) change the nature of its business conducted by itself and its subsidiaries; (c) Advance, Advance Stores and their subsidiaries to, among other things (i) engage in certain mergers, acquisitions, asset sales and liquidations, (ii) enter into certain hedging arrangements, (iii) enter into restrictive agreements limiting its ability to incur liens on any of its property or assets, pay distributions, repay loans, or guarantee indebtedness of its subsidiaries, and (iv) engage in sale-leaseback transactions; and (d) Advance to, among other things, change its holding company status. Advance and Advance Stores are required to comply with financial covenants with respect to a maximum leverage ratio and a minimum consolidated coverage ratio. The 2013 Credit Agreement also provides for customary events of default, including non-payment defaults, covenant defaults and cross-defaults to Advance Stores’ other material indebtedness. We were in compliance with our covenants with respect to the 2013 Credit Agreement at January 2, 2016.

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

As of January 2, 2016, we had a credit rating from Standard & Poor’s of BBB- and from Moody’s Investor Service of Baa2. The current outlooks by Standard & Poor’s and Moody’s are both stable. The current pricing grid used to determine our borrowing rate under our revolving credit facility is based on our credit ratings. If these credit ratings decline, our interest rate on outstanding balances may increase and our access to additional financing on favorable terms may become more limited. In addition, it could reduce the attractiveness of our vendor payment program, where certain of our vendors finance payment obligations from us with designated third party financial institutions, which could result in increased working capital requirements. Conversely, if these credit ratings improve, our interest rate may decrease.

Off-Balance-Sheet Arrangements

We guarantee loans made by banks to various of our independent store customers totaling $29.7 million as of January 2, 2016. These loans are collateralized by security agreements on merchandise inventory and other assets of the borrowers. We believe the likelihood of performance under these guarantees is remote and that the fair value of these guarantees is very minimal. As of January 2, 2016, we had no other off-balance-sheet arrangements as defined in Regulation S-K Item 303 of the SEC regulations. We include other off-balance-sheet arrangements in our Contractual Obligations table including operating lease payments, interest payments on our Notes and revolving credit facility and letters of credit outstanding.

Contractual Obligations

In addition to our Notes and revolving credit facility, we utilize operating leases as another source of financing. The amounts payable under these operating leases are included in our schedule of contractual obligations. Our future contractual obligations related to long-term debt, operating leases and other contractual obligations as of January 2, 2016 were as follows:

		Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(in thousands)
Long-term debt (1)	$1,213,759	$598	$80,000	$379,377	$753,784
Interest payments	342,444	54,141	109,875	97,499	80,929
Operating leases (2)	3,250,507	491,602	830,492	678,742	1,249,671
Other long-term liabilities (3)	663,279	—	—	—	—
Purchase obligations (4)	43,629	23,805	9,664	3,870	6,290
	$5,513,618	$570,146	$1,030,031	$1,159,488	$2,090,674

Note: For additional information refer to Note 7, Long-term Debt; Note 13, Income Taxes; Note 14, Lease Commitments; Note 15, Contingencies; and Note 16, Benefit Plans, in the Notes to Consolidated Financial Statements, included in Item 15. Exhibits, Financial Statement Schedules, of this Annual Report on Form 10-K.

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

(3)
Includes the long-term portion of deferred income taxes and other liabilities, including self-insurance reserves for which no contractual payment schedule exists and we expect the payments to occur beyond 12 months from January 2, 2016. Accordingly, the related balances have not been reflected in the “Payments Due by Period” section of the table.

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

Goodwill and Indefinite-Lived Intangible Assets

We evaluate goodwill and indefinite-lived intangibles for impairment annually as of the first day of our fiscal fourth quarter or whenever events or changes in circumstances indicate the carrying value of the goodwill or other intangible asset may not be recoverable. We test goodwill for impairment at the reporting unit level. As of January 2, 2016, our goodwill balance was allocated to six reporting units. Effective in the first quarter of 2015, we realigned our operating segments resulting in a reevaluation of our reporting units. Goodwill was reassigned to the affected reporting units using a relative fair value approach. Our detailed impairment testing involves comparing the fair value of each reporting unit to its carrying value, including goodwill. If the fair value exceeds carrying value, we conclude that no goodwill impairment has occurred. If the carrying value of the reporting unit exceeds its fair value, a second step is required to measure possible goodwill impairment loss.

Our indefinite-lived intangible assets primarily consist of the Carquest and Worldpac brands acquired in the acquisition of GPI on January 2, 2014 and are tested for impairment at the asset group level. Indefinite-lived intangibles are evaluated by comparing the carrying amount of the asset to the future discounted cash flows that the asset is expected to generate. If the fair value based on the future discounted cash flows exceeds the carrying value, we conclude that no intangible asset impairment has occurred. If the carrying value of the indefinite-lived intangible asset exceeds the fair value, we recognize an impairment loss.

We complete our impairment evaluations by combining information from our internal valuation analyses, considering other publicly available market information and using an independent valuation firm. We determine fair value using widely accepted valuation techniques, including discounted cash flows and market multiple analyses. These types of analyses require management to make assumptions as a marketplace participant would and to apply judgment to estimate industry economic factors and the profitability of future business strategies of our company and our reporting units. These assumptions and estimates are a major component of the derived fair value of our reporting units. Critical assumptions include projected sales growth, gross profit rates, SG&A rates, working capital fluctuations, capital expenditures, discount rates and terminal growth rates.

The carrying value of goodwill was $989.5 million and $995.4 million at January 2, 2016 and January 3, 2015, respectively. The carrying value of indefinite-lived intangible assets was $334.7 million and $339.4 million at January 2, 2016 and January 3, 2015, respectively. The decrease to goodwill and indefinite-lived intangible assets in 2015 was due to changes in foreign currency exchange rates. For the periods presented, the impairment assessments indicated that the fair values of each reporting unit or asset group exceeded the carrying values of the respective goodwill or indefinite-lived intangible asset and therefore no impairment existed. We have not made any material changes in the accounting methodology we use to assess impairment loss during the past three fiscal years. We do not believe there is a reasonable likelihood there will be a material change in the future estimates or assumptions we use to test for impairment losses on goodwill or indefinite-lived intangible assets. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to an impairment charge that could be material.

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

Management is required to make assumptions and apply judgment to estimate exposures associated with our various filing positions. Although Management believes that the judgments and estimates are reasonable, actual results could differ and we may be exposed to gains or losses that could be material. To the extent that actual results differ from our estimates, the effective tax rate in any particular period could be materially affected. Favorable tax developments would be recognized as a reduction in our effective tax rate in the period of resolution. Unfavorable tax developments would require an increase in our effective tax rate and a possible use of cash in the period of resolution. A 10% change in the tax reserves at January 2, 2016 would have affected net income by approximately $2.8 million for the fiscal year ended January 2, 2016.

Inventory Reserves

Our inventory reserves consist of reserves for projected losses related to shrink and for potentially excess and obsolete inventory. An increase to our inventory reserves is recorded as an increase to our cost of sales. Conversely, a decrease to our inventory reserves is recorded as a decrease to our cost of sales. Our inventory reserves for 2015, 2014 and 2013 were $70.4 million, $49.4 million and $37.5 million, respectively. The increase in our inventory reserves in 2014 was primarily reflective of the significant growth in our inventory due to the acquisition of GPI. The increase in our inventory reserves in 2015 was primarily due to estimated shrink on a higher volume of product returns associated with our product changeovers and conversions and increases to our excess and obsolete inventory reserve on imported product.

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

Our shrink rate has not fluctuated significantly over the last two years. Historically, we have not experienced material adjustments to our shrink reserve. Furthermore, we have consistently completed a similar number of physical inventories at comparable times throughout the year.

Our inventory consists primarily of parts, batteries, accessories and other products used on vehicles that have reasonably long shelf lives. Although the risk of obsolescence is minimal, we also consider whether we may have excess inventory based on our current approach for effectively managing slower moving inventory. We strive to optimize the life cycle of our inventory to ensure our product availability reflects customer demand. We have return rights with many of our vendors and the majority of excess inventory is returned to our vendors for full credit. We establish reserves for potentially excess and obsolete inventories based on (i) current inventory levels, (ii) the historical analysis of product sales and (iii) current market conditions. In certain situations, we establish reserves when less than full credit is expected from a vendor or when liquidating product will result in retail prices below recorded costs. We are also in the process of integrating GPI and we expect the integration to continue for multiple years. Final decisions about product offerings, brand usage, store conversions and other elements of the integration plan could be different from current plans which might impact our estimated reserves for excess and obsolete inventories.

Future changes by vendors in their policies or willingness to accept returns of excess inventory, changes in our inventory management approach for excess and obsolete inventory or failure by us to effectively manage the life cycle of our inventory could require us to revise our estimates of required reserves and result in a negative impact on our consolidated statement of operations. A 10% difference in actual inventory reserves at January 2, 2016 would have affected net income by approximately $4.4 million for the fiscal year ended January 2, 2016.

Self-Insurance Reserves

We are self-insured for general and automobile liability, workers’ compensation and the health care claims of our Team Members, although we maintain stop-loss coverage with third-party insurers to limit our total liability exposure. Our self-insurance reserves for 2015, 2014 and 2013 were $134.0 million, $137.0 million and $98.5 million, respectively. When excluding $41.7 million of reserves from our acquisition of GPI in 2014, our self-insurance reserves have remained relatively flat over the last three years.

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

While we do not expect the amounts ultimately paid to differ significantly from our estimates, our self-insurance reserves and corresponding SG&A could be affected if future claim experience differs significantly from historical trends and actuarial assumptions. A 10% change in our self-insurance liabilities at January 2, 2016 would have affected net income by approximately $8.4 million for the fiscal year ended January 2, 2016.

Vendor Incentives

We receive incentives in the form of reductions to amounts owed and/or payments from vendors related to volume rebates and other promotional considerations. Many of these incentives are under long-term agreements (terms in excess of one year), while others are negotiated on an annual basis or less (short-term). Volume rebates and vendor promotional allowances not offsetting in SG&A are earned based on inventory purchases and initially recorded as a reduction to inventory. These deferred amounts are included as a reduction to cost of sales as the inventory is sold.

Vendor promotional allowances provided as a reimbursement of specific, incremental and identifiable costs incurred to promote a vendor’s products are included as an offset to SG&A when the cost is incurred, if the fair value of that benefit can be reasonably estimated. Certain of our vendor agreements contain purchase volume incentives that provide for increased funding when graduated purchase volumes are met. Amounts accrued throughout the year could be impacted if actual purchase volumes differ from projected annual purchase volumes. Total deferred vendor incentives included in inventory was $210.7 million and $179.8 million as of January 2, 2016 and January 3, 2015, respectively.

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

Amounts received or receivable from vendors that are not yet earned are reflected as deferred revenue. Management’s estimate of the portion of deferred revenue that will be realized within one year of the balance sheet date is included in Other current liabilities. Earned amounts that are receivable from vendors are included in Receivables, net except for that portion expected to be received after one year, which is included in Other assets, net. We regularly review the receivables from vendors to ensure they are able to meet their obligations. Historically, the change in our reserve for receivables related to vendor funding has not been significant. A 10% difference in our vendor incentives deferred in inventory at January 2, 2016 would have affected net income by approximately $13.3 million for the fiscal year ended January 2, 2016.

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

A 10% change in the warranty reserves at January 2, 2016 would have affected net income by approximately $2.8 million for the fiscal year ended January 2, 2016.

New Accounting Pronouncements

For a description of recently adopted and issued accounting standards, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements, see Recently Adopted Accounting Pronouncements and Recently Issued Accounting Pronouncements in Note 1 to the Consolidated Financial Statements in this Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures about Market Risks.

Interest Rate Risk

Our primary financial market risk is due to changes in interest rates. Historically, we have reduced our exposure to changes in interest rates by entering into various interest rate hedge instruments such as interest rate swap contracts and treasury lock agreements. We have historically utilized interest rate swaps to convert variable rate debt to fixed rate debt and to lock in fixed rates on future debt issuances. Our interest rate hedge instruments have been designated as cash flow hedges. We had no derivative instruments outstanding as of January 2, 2016.

The interest rates on borrowings under our revolving credit facility and term loan are based, at our option, on adjusted LIBOR, plus a margin, or an alternate base rate, plus a margin. As of January 2, 2016 we had $80.0 million of borrowings outstanding under our revolving credit facility and $80.0 million outstanding under our term loan and are therefore exposed to interest rate risk due to changes in LIBOR or alternate base rate. There is no interest rate risk associated with our 2020, 2022 or 2023 Notes, as the interest rates are fixed at 5.75%, 4.50% and 4.50%, respectively, per annum.

The table below presents principal cash flows and related weighted average interest rates on our revolving credit facility and term loan outstanding at January 2, 2016, by expected maturity dates. Weighted average variable rates are based on implied forward rates in the yield curve at January 2, 2016. Implied forward rates should not be considered a predictor of actual future interest rates.

	2016	2017	2018	2019	2020	Thereafter	Total	Fair Market Liability
	(dollars in thousands)
Variable rate	$—	$—	$80,000	$80,000	$—	$—	$160,000	$160,000
Weighted average interest rate	1.9%	2.2%	2.6%	2.9%	—	—	2.2%	—

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

Foreign Currency Exchange Rate Risk

Our primary foreign currency exposure arises from our Canadian operations and the translation of Canadian dollar denominated revenues, profits and net assets into U.S. dollars. During 2015, the translation of the operating results of our Canadian subsidiaries did not significantly impact net income. We view our investments in the Canadian subsidiaries as long-term, and any changes in our net assets in the Canadian subsidiaries relating to foreign currency exchange rates would be reflected in the foreign currency translation component of Accumulated other comprehensive loss, unless the Canadian subsidiaries are sold or otherwise disposed.

In addition, we are exposed to foreign currency exchange rate fluctuations for a portion of the Company's inventory purchases which are denominated in foreign currencies and for intercompany balances. We believe that the price volatility of these inventory purchases as it relates to foreign currency exchange rates is partially mitigated by our ability to adjust selling prices. Losses from foreign currency transactions, which are included in Other income, net, were $7.4 million during 2015.

Item 8. Financial Statements and Supplementary Data.

See financial statements included in Item 15 “Exhibits, Financial Statement Schedules” of this annual report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of January 2, 2016 in accordance with Rule 13a-15(b) under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

Management’ s Report on Internal Control over Financial Reporting

Management’s Report on Internal Control over Financial Reporting is set forth in Part IV, Item 15 of this annual report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended January 2, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

For a discussion of our directors, executive officers and corporate governance, see the information set forth in the sections entitled “Proposal No. 1 - Election of Directors,” “Corporate Governance,” “Meetings and Committees of the Board,” “Information Concerning Our Executive Officers,” “Audit Committee Report,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our proxy statement for the 2016 annual meeting of stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended January 2, 2016 (the “2016 Proxy Statement”), which is incorporated herein by reference.

Item 11. Executive Compensation.

See the information set forth in the sections entitled “Meetings and Committees of the Board,” “Compensation Committee Report,” “Compensation Discussion and Analysis,” “Additional Information Regarding Executive Compensation” and “Director Compensation” in the 2016 Proxy Statement, which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

See the information set forth in the sections entitled “Equity Compensation Plan Information Table” and "Security Ownership of Certain Beneficial Owners and Management" in the 2016 Proxy Statement, which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

See the information set forth in the sections entitled "Corporate Governance" and “Meetings and Committees of the Board” in the 2016 Proxy Statement, which is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

See the information set forth in the section entitled “2015 and 2014 Audit Fees” in the 2016 Proxy Statement, which is incorporated herein by reference.

PART IV

Item 15.     Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements

Management’s Responsibility for Financial Statements	F-1
Management’s Report on Internal Control Over Financial Reporting	F-1

Audited Consolidated Financial Statements of Advance Auto Parts, Inc. and Subsidiaries for the years ended January 2, 2016, January 3, 2015 and December 28, 2013:
Reports of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets	F-4
Consolidated Statements of Operations	F-5
Consolidated Statements of Comprehensive Income	F-5
Consolidated Statements of Changes in Stockholders' Equity	F-6
Consolidated Statements of Cash Flows	F-7
Notes to the Consolidated Financial Statements	F-9

(2) Financial Statement Schedule

Schedule II - Valuation and Qualifying Accounts	F-44

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

As of January 2, 2016, management, including the Company’s principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of January 2, 2016 is effective.

Deloitte & Touche LLP, the Company’s independent registered public accounting firm who audited the Company's consolidated financial statements, has issued an attestation report on the Company’s internal control over financial reporting as of January 2, 2016 which is included on page F-3 herein.

/s/ George E. Sherman, Jr.	/s/ Michael A. Norona
George E. Sherman, Jr.	Michael A. Norona
President and Interim Chief Executive Officer	Executive Vice President and Chief Financial Officer

March 1, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Advance Auto Parts, Inc. and Subsidiaries
Roanoke, Virginia

We have audited the accompanying consolidated balance sheets of Advance Auto Parts, Inc. and subsidiaries (the "Company") as of January 2, 2016 and January 3, 2015, and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended January 2, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Advance Auto Parts, Inc. and subsidiaries as of January 2, 2016 and January 3, 2015, and the results of their operations and their cash flows for each of the three years in the period ended January 2, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of January 2, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2016 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Charlotte, North Carolina
March 1, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Advance Auto Parts, Inc. and Subsidiaries
Roanoke, Virginia

We have audited the internal control over financial reporting of Advance Auto Parts, Inc. and subsidiaries (the "Company") as of January 2, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 2, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended January 2, 2016 of the Company and our report dated March 1, 2016 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Charlotte, North Carolina
March 1, 2016

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
January 2, 2016 and January 3, 2015
(in thousands, except per share data)

	January 2, 2016	January 3, 2015
Assets
Current assets:
Cash and cash equivalents	$90,782	$104,671
Receivables, net	597,788	579,825
Inventories, net	4,174,768	3,936,955
Other current assets	77,408	119,589
Total current assets	4,940,746	4,741,040
Property and equipment, net of accumulated depreciation of $1,489,766 and $1,372,359	1,434,577	1,432,030
Goodwill	989,484	995,426
Intangible assets, net	687,125	748,125
Other assets, net	82,633	45,737
	$8,134,565	$7,962,358
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$598	$582
Accounts payable	3,203,922	3,095,365
Accrued expenses	553,163	520,673
Other current liabilities	39,794	37,796
Total current liabilities	3,797,477	3,654,416
Long-term debt	1,213,161	1,636,311
Deferred income taxes	433,925	446,351
Other long-term liabilities	229,354	222,368
Commitments and contingencies
Stockholders' equity:
Preferred stock, nonvoting, $0.0001 par value,
10,000 shares authorized; no shares issued or outstanding	—	—
Common stock, voting, $0.0001 par value, 200,000 shares authorized;
74,775 shares issued and 73,314 outstanding at January 2, 2016
and 74,493 shares issued and 73,074 outstanding at January 3, 2015	7	7
Additional paid-in capital	603,332	562,945
Treasury stock, at cost, 1,461 and 1,419 shares	(119,709)	(113,044)
Accumulated other comprehensive loss	(44,059)	(12,337)
Retained earnings	2,021,077	1,565,341
Total stockholders' equity	2,460,648	2,002,912
	$8,134,565	$7,962,358

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended January 2, 2016, January 3, 2015 and December 28, 2013
(in thousands, except per share data)

	Fiscal Years
	2015	2014	2013
	(52 weeks)	(53 weeks)	(52 weeks)

Net sales	$9,737,018	$9,843,861	$6,493,814
Cost of sales, including purchasing and warehousing costs	5,314,246	5,390,248	3,241,668
Gross profit	4,422,772	4,453,613	3,252,146
Selling, general and administrative expenses	3,596,992	3,601,903	2,591,828
Operating income	825,780	851,710	660,318
Other, net:
Interest expense	(65,408)	(73,408)	(36,618)
Other (expense) income, net	(7,484)	3,092	2,698
Total other, net	(72,892)	(70,316)	(33,920)
Income before provision for income taxes	752,888	781,394	626,398
Provision for income taxes	279,490	287,569	234,640
Net income	$473,398	$493,825	$391,758

Basic earnings per common share	$6.45	$6.75	$5.36
Diluted earnings per common share	$6.40	$6.71	$5.32
Dividends declared per common share	$0.24	$0.24	$0.24

Weighted average common shares outstanding	73,190	72,932	72,930
Weighted average common shares outstanding - assuming dilution	73,733	73,414	73,414

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended January 2, 2016, January 3, 2015 and December 28, 2013
(in thousands, except per share data)

	Fiscal Years
	2015	2014	2013
	(52 weeks)	(53 weeks)	(52 weeks)

Net income	$473,398	$493,825	$391,758
Other comprehensive (loss) income:
Changes in net unrecognized other postretirement benefit costs, net of $289, $483 and $503 tax	(445)	(752)	(438)
Postretirement benefit plan amendment, net of $0, $0 and $904 tax	—	—	1,454
Currency translation adjustments	(31,277)	(15,268)	—
Total other comprehensive (loss) income	(31,722)	(16,020)	1,016
Comprehensive income	$441,676	$477,805	$392,774

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES CONSOLIDATD STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY For the Years Ended January 2, 2016, January 3, 2015 and December 28, 2013 (in thousands)
	Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock, at cost		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount		Shares	Amount
Balance, December 29, 2012	—	$—	73,731	$7	$520,215	348	$(27,095)	$2,667	$714,900	$1,210,694
Net income									391,758	391,758
Total other comprehensive income								1,016		1,016
Issuance of shares upon the exercise of stock options and stock appreciation rights			480		1,903					1,903
Tax withholdings related to the exercise of stock appreciation rights					(21,856)					(21,856)
Tax benefit from share-based compensation, net					16,132					16,132
Restricted stock and restricted stock units vested			(10)							—
Share-based compensation					13,191					13,191
Stock issued under employee stock purchase plan			23		1,679					1,679
Repurchase of common stock						1,036	(80,795)			(80,795)
Cash dividends declared ($0.24 per common share)									(17,546)	(17,546)
Other					29					29
Balance, December 28, 2013	—	—	74,224	7	531,293	1,384	(107,890)	3,683	1,089,112	1,516,205
Net income									493,825	493,825
Total other comprehensive loss								(16,020)		(16,020)
Issuance of shares upon the exercise of stock options and stock appreciation rights			162		1,874					1,874
Tax withholdings related to the exercise of stock appreciation rights					(7,102)					(7,102)
Tax benefit from share-based compensation, net					10,471					10,471
Restricted stock and restricted stock units vested			68							—
Share-based compensation					21,705					21,705
Stock issued under employee stock purchase plan			39		4,660					4,660
Repurchase of common stock						35	(5,154)			(5,154)
Cash dividends declared ($0.24 per common share)									(17,596)	(17,596)
Other					44					44
Balance, January 3, 2015	—	—	74,493	7	562,945	1,419	(113,044)	(12,337)	1,565,341	2,002,912
Net income									473,398	473,398
Total other comprehensive loss								(31,722)		(31,722)
Issuance of shares upon the exercise of stock appreciation rights			138							—
Tax withholdings related to the exercise of stock appreciation rights					(13,112)					(13,112)
Tax benefit from share-based compensation, net					12,989					12,989
Restricted stock and restricted stock units vested			109							—
Share-based compensation					35,336					35,336
Stock issued under employee stock purchase plan			35		5,139					5,139
Repurchase of common stock						42	(6,665)			(6,665)
Cash dividends declared ($0.24 per common share)									(17,662)	(17,662)
Other					35					35
Balance, January 2, 2016	—	$—	74,775	$7	$603,332	1,461	$(119,709)	$(44,059)	$2,021,077	$2,460,648

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS For the Years Ended January 2, 2016, January 3, 2015 and December 28, 2013 (in thousands)
	Fiscal Years
	2015	2014	2013
	(52 weeks)	(53 weeks)	(52 weeks)
Cash flows from operating activities:
Net income	$473,398	$493,825	$391,758
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	269,476	284,693	207,795
Share-based compensation	36,929	21,705	13,191
Loss on property and equipment, net	12,882	13,281	1,599
Other	2,660	2,631	1,679
(Benefit) provision for deferred income taxes	(9,219)	48,468	(2,237)
Excess tax benefit from share-based compensation	(13,002)	(10,487)	(16,320)
Net (increase) decrease in, net of effect from acquisition of businesses:
Receivables, net	(21,476)	(48,209)	(32,428)
Inventories, net	(244,096)	(227,657)	(203,513)
Other assets	7,423	(63,482)	11,011
Net increase (decrease) in, net of effect from acquisition of businesses:
Accounts payable	119,164	216,412	113,497
Accrued expenses	35,103	(28,862)	63,346
Other liabilities	20,400	6,673	(4,128)
Net cash provided by operating activities	689,642	708,991	545,250
Cash flows from investing activities:
Purchases of property and equipment	(234,747)	(228,446)	(195,757)
Business acquisitions, net of cash acquired	(18,889)	(2,060,783)	(186,137)
Sale of certain assets of acquired business	—	—	19,042
Proceeds from sales of property and equipment	270	992	745
Net cash used in investing activities	(253,366)	(2,288,237)	(362,107)
Cash flows from financing activities:
(Decrease) increase in bank overdrafts	(2,922)	16,219	(2,926)
Issuance of senior unsecured notes	—	—	448,605
Payment of debt related costs	—	—	(8,815)
Borrowings under credit facilities	618,300	2,238,200	—
Payments on credit facilities	(1,041,700)	(1,654,800)	—
Dividends paid	(17,649)	(17,580)	(17,574)
Proceeds from the issuance of common stock, primarily for employee stock purchase plan	5,174	6,578	3,611
Tax withholdings related to the exercise of stock appreciation rights	(13,112)	(7,102)	(21,856)
Excess tax benefit from share-based compensation	13,002	10,487	16,320
Repurchase of common stock	(6,665)	(5,154)	(80,795)
Contingent consideration related to previous business acquisition	—	(10,047)	(4,726)
Other	(380)	(890)	(627)
Net cash (used in) provided by financing activities	(445,952)	575,911	331,217

Effect of exchange rate changes on cash	(4,213)	(4,465)	—

Net (decrease) increase in cash and cash equivalents	(13,889)	(1,007,800)	514,360
Cash and cash equivalents, beginning of period	104,671	1,112,471	598,111
Cash and cash equivalents, end of period	$90,782	$104,671	$1,112,471

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS For the Years Ended January 2, 2016, January 3, 2015 and December 28, 2013 (in thousands)
	Fiscal Years
	2015	2014	2013
	(52 weeks)	(53 weeks)	(52 weeks)
Supplemental cash flow information:
Interest paid	$62,371	$71,109	$34,735
Income tax payments	254,408	268,624	219,424
Non-cash transactions:
Accrued purchases of property and equipment	44,038	28,877	20,714
Changes in other comprehensive income from post retirement benefits	(445)	(752)	1,016
Declared but unpaid cash dividends	4,398	4,384	4,368

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
January 2, 2016, January 3, 2015 and December 28, 2013
(in thousands, except per share data)

1.	Summary of Significant Accounting Policies:

Organization and Description of Business

Advance Auto Parts, Inc. (“Advance”) conducts all of its operations through its wholly owned subsidiary, Advance Stores Company, Incorporated (“Stores”), and its subsidiaries (collectively, the “Company”), all of which are 100% owned. As of January 2, 2016, the Company's operations are comprised of 5,171 stores and 122 branches, which operate in the United States, Canada, Puerto Rico and the U.S. Virgin Islands primarily under the trade names “Advance Auto Parts,” "Carquest," "Autopart International" and "Worldpac." As further described in Note 3, Acquisitions, the "Carquest" and "Worldpac" brands were acquired on January 2, 2014 as part of the acquisition of General Parts International, Inc. ("GPI"). The Company serves both do-it-for-me, or Commercial, and do-it-yourself, or DIY, customers and offers a broad selection of brand name, original equipment manufacturer ("OEM") and proprietary automotive replacement parts, accessories, and maintenance items primarily for domestic and imported cars and light trucks. The Company offers delivery service to its Commercial customers’ places of business, including independent garages, service stations and auto dealers, utilizing a fleet of vehicles to deliver product from its 4,745 store locations with delivery service. In addition, we served approximately 1,300 independently-owned Carquest stores as of January 2, 2016.

Accounting Period

The Company’s fiscal year ends on the Saturday nearest the end of December. Fiscal years 2015 and 2013 each contained 52 weeks, while fiscal 2014 contained 53 weeks. The additional week of operations for fiscal 2014 was included in the Company's fourth quarter. All references herein for the years 2015, 2014 and 2013 represent the fiscal years ended January 2, 2016, January 3, 2015 and December 28, 2013, respectively.

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

Cash, Cash Equivalents and Bank Overdrafts

Cash and cash equivalents consist of cash in banks and money market funds with original maturities of three months or less. Included in cash equivalents are credit card and debit card receivables from banks, which generally settle in less than four business days. Credit and debit card receivables included in Cash and cash equivalents as of January 2, 2016 and January 3, 2015 were $37,906 and $28,843, respectively. Bank overdrafts consist of outstanding checks not yet presented to a bank for settlement, net of cash held in accounts with right of offset. Bank overdrafts of $18,584 and $22,015 are included in Other current liabilities as of January 2, 2016 and January 3, 2015, respectively.

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
January 2, 2016, January 3, 2015 and December 28, 2013
(in thousands, except per share data)

customer base consists of a large number of small customers, spreading the credit risk across a broad base. The Company also controls this credit risk through credit approvals, credit limits and accounts receivable and credit monitoring procedures.

The Company’s vendor receivables are established as it receives concessions from its vendors through a variety of programs and arrangements, including allowances for new stores and warranties and volume purchase rebates. Amounts receivable from vendors also include amounts due to the Company for changeover merchandise and product returns. The Company regularly reviews vendor receivables for collectibility and assesses the need for a reserve for uncollectible amounts based on an evaluation of the vendors’ financial positions and corresponding abilities to meet financial obligations. The Company’s allowance for doubtful accounts related to vendor receivables is not significant.

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

Vendor Incentives

The Company receives incentives in the form of reductions to amounts owed and/or payments from vendors related to volume rebates and other promotional considerations. Many of these incentives are under long-term agreements in excess of one year, while others are negotiated on an annual basis or less (short-term). Advertising allowances provided as a reimbursement of specific, incremental and identifiable costs incurred to promote a vendor’s products are included as an offset to selling, general and administrative expenses, or SG&A, when the cost is incurred. Volume rebates and allowances that do not meet the requirements for offsetting in SG&A are recorded initially as a reduction to inventory as they are earned based on inventory purchases and reduce cost of sales as the inventory is sold. Total deferred vendor incentives included as a reduction of Inventory was $210,674 and $179,785 as of January 2, 2016 and January 3, 2015, respectively.

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

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense, net of qualifying vendor promotional funds, was $108,827, $96,463 and $69,116 in 2015, 2014 and 2013, respectively. Vendor promotional funds, which reduced advertising expense, amounted to $17,530 and $21,814 and $18,622 in 2015, 2014 and 2013, respectively.

Preopening Expenses

Preopening expenses, which consist primarily of payroll and occupancy costs related to the opening of new stores, are expensed as incurred.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
January 2, 2016, January 3, 2015 and December 28, 2013
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

The Company reevaluates these uncertain tax positions on a quarterly basis or when new information becomes available to management. The reevaluations are based on many factors, including but not limited to, changes in facts or circumstances, changes in tax law, successfully settled issues under audit, expirations due to statutes of limitations and new federal or state audit activity. Any change in either the Company’s recognition or measurement could result in the recognition of a tax benefit or an increase to the tax accrual.

The Company also follows guidance provided on other items relevant to the accounting for income taxes throughout the year, as applicable, including derecognition of benefits, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company retrospectively adopted Accounting Standards Update, or ASU, 2015-17 "Income Taxes - Balance Sheet Classification of Deferred Taxes (Topic 740)" during the fourth quarter of 2015, which requires the presentation of all deferred taxes as long-term assets or liabilities. Refer to Note 13, Income Taxes, for a further discussion of income taxes.

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

The following table presents changes in the Company’s total self-insurance reserves:

	January 2, 2016	January 3, 2015	December 28, 2013
Self-insurance reserves, beginning of period	$137,033	$98,475	$94,548
Additions to self-insurance reserves	160,232	159,752	120,782
Acquired reserves	—	41,673	4,195
Reserves utilized	(163,290)	(162,867)	(121,050)
Self-insurance reserves, end of period	$133,975	$137,033	$98,475

Warranty Liabilities

The warranty obligation on the majority of merchandise sold by the Company with a manufacturer's warranty is the responsibility of the Company’s vendors. However, the Company has an obligation to provide customers free replacement of

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
January 2, 2016, January 3, 2015 and December 28, 2013
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

Revenue Recognition

The Company recognizes revenue at the time the sale is made, at which time the Company’s walk-in customers take immediate possession of the merchandise or same-day delivery is made to the Company’s commercial delivery customers, which include certain independently-owned store locations. For e-commerce sales, revenue is recognized either at the time of pick-up at one of the Company’s store locations or at the time of shipment depending on the customer’s order designation. Sales are recorded net of discounts, sales incentives and rebates, sales taxes and estimated returns and allowances. The Company estimates the reduction to sales and cost of sales for returns based on current sales levels and the Company’s historical return experience. The Company’s reserve for sales returns and allowances was not material as of January 2, 2016 and January 3, 2015.

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

Foreign Currency Translation

The assets and liabilities of the Company's Canadian operations are translated into U.S. dollars at current exchange rates, and revenues, expenses and cash flows are translated at average exchange rates for the fiscal year. Resulting translation adjustments are reflected as a separate component in the Consolidated Statements of Comprehensive Income. Losses from foreign currency transactions, which are included in Other income, net, were $7,430 during 2015. Gains and losses from foreign currency transactions were not significant in 2014 or 2013.

Accumulated Other Comprehensive Income (Loss)

Comprehensive income (loss) is a measure that reports all changes in equity resulting from transactions and other economic events during the period. The changes in accumulated other comprehensive income refer to revenues, expenses, gains, and losses that are included in other comprehensive income but excluded from net income.

The Company’s Accumulated other comprehensive income (loss) is comprised of foreign currency translation gains (losses) and the net unrealized gain associated with the Company's postretirement benefit plan.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
January 2, 2016, January 3, 2015 and December 28, 2013
(in thousands, except per share data)

Goodwill and Other Intangible Assets

The Company records goodwill equal to the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. The Company tests goodwill and indefinite-lived intangible assets for impairment annually as of the first day of the fiscal fourth quarter, or when indications of potential impairment exist. These indicators would include a significant change in operating performance, the business climate, legal factors, competition, or a planned sale or disposition of a significant portion of the business, among other factors. The Company reviews finite-lived intangible assets for impairment in accordance with its policy for the valuation of long-lived assets.

Valuation of Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable and exceeds its fair value. When such an event occurs, the Company estimates the undiscounted future cash flows expected to result from the use of the long-lived asset (asset group) and its eventual disposition. These impairment evaluations involve estimates of asset useful lives and future cash flows. If the undiscounted expected future cash flows are less than the carrying amount of the asset and the carrying amount of the asset exceeds its fair value, an impairment loss is recognized. When an impairment loss is recognized, the carrying amount of the asset is reduced to its estimated fair value based on quoted market prices or other valuation techniques (e.g., discounted cash flow analysis). In 2015 and 2014, the Company recognized impairment losses of $11,017 and $11,819, respectively, on various store and corporate assets. The remaining fair value of these assets was not significant. There were no significant impairment losses in 2013.

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

Basic earnings per share of common stock has been computed based on the weighted-average number of common shares outstanding during the period, which is reduced by stock held in treasury and shares of nonvested restricted stock units. Diluted earnings per share is calculated by including the effect of dilutive securities. Diluted earnings per share of common stock reflects the weighted-average number of shares of common stock outstanding, outstanding deferred stock units and the impact of outstanding stock options and stock appreciation rights (collectively “share-based awards”). Share-based awards containing performance conditions are included in the dilution impact as those conditions are met.

Lease Accounting

The Company leases certain store locations, distribution centers, office spaces, equipment and vehicles. The total amount of minimum rent is expensed on a straight-line basis over the initial term of the lease unless external economic factors exist such that renewals are reasonably assured. In those instances, the renewal period would be included in the lease term for purposes of establishing an amortization period and determining if such lease qualified as a capital or operating lease. Differences between the calculated rent expense and cash payments are recorded as a liability within the Accrued expenses and Other long-term liabilities captions in the accompanying consolidated balance sheets, based on the terms of the lease. Deferred rent was $70,802 and $60,275 as of January 2, 2016 and January 3, 2015, respectively. In addition to minimum fixed rental payments, some leases provide for contingent facility rentals. Contingent facility rentals are determined on the basis of a

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
January 2, 2016, January 3, 2015 and December 28, 2013
(in thousands, except per share data)

percentage of sales in excess of stipulated minimums for certain store facilities as defined in the individual lease agreements. Most of the leases provide that the Company pay taxes, maintenance, insurance and certain other expenses applicable to the leased premises. Management expects that in the normal course of business leases that expire will be renewed or replaced by other leases.

Property and Equipment

Property and equipment are stated at cost, or at fair value at acquisition if acquired through a business combination, less accumulated depreciation. Expenditures for maintenance and repairs are charged directly to expense when incurred; major improvements are capitalized. When items are sold or retired, the related cost and accumulated depreciation are removed from the account balances, with any gain or loss reflected in the consolidated statements of operations.

Depreciation of land improvements, buildings, furniture, fixtures and equipment, and vehicles is provided over the estimated useful lives of the respective assets using the straight-line method. Depreciation of building and leasehold improvements is provided over the shorter of the original useful lives of the respective assets or the term of the lease using the straight-line method.

Closed Facility Liabilities and Exit Activities

The Company continually reviews the operating performance of its existing store locations and closes or relocates certain stores identified as underperforming. In addition, the Company is consolidating certain locations as part of its planned integration of GPI. Expenses accrued pertaining to closed facility exit activities are included in the Company’s closed facility liabilities, within Accrued expenses and Other long-term liabilities in the accompanying consolidated balance sheets, and recognized in SG&A in the accompanying consolidated statements of operations at the time the facilities actually close. Closed facility liabilities include the present value of the remaining lease obligations and management’s estimate of future costs of insurance, property tax and common area maintenance expenses (reduced by the present value of estimated revenues from subleases and lease buyouts).

From time to time closed facility liability estimates require revisions, primarily due to changes in assumptions associated with revenue from subleases. The effect of accretion and changes in estimates for our closed facility liabilities are included in SG&A in the accompanying consolidated statements of operations at the time the changes in estimates are made.

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

The Company also evaluates and determines if the results from the closure of store locations should be reported as discontinued operations based on the elimination of the operations and associated cash flows from the Company’s ongoing operations. During 2015, the Company adopted ASU 2014-08 "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of Equity" which requires that a disposal of a component of an entity or a group of components of an entity be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
January 2, 2016, January 3, 2015 and December 28, 2013
(in thousands, except per share data)

Cost of Sales and Selling, General and Administrative Expenses

The following table identifies the primary costs classified in each major expense category:

Cost of Sales			SG&A
•	Total cost of merchandise sold including:		•	Payroll and benefit costs for store and corporate
	-	Freight expenses associated with moving		Team Members;
		merchandise inventories from our vendors to	•	Occupancy costs of store and corporate facilities;
		our distribution center,	•	Depreciation and amortization related to store and
	-	Vendor incentives, and		corporate assets;
	-	Cash discounts on payments to vendors;	•	Advertising;
•	Inventory shrinkage;		•	Costs associated with our Commercial delivery
•	Defective merchandise and warranty costs;			program, including payroll and benefit costs,
•	Costs associated with operating our distribution			and transportation expenses associated with moving
	network, including payroll and benefit costs,			merchandise inventories from our stores and branches to
	occupancy costs and depreciation; and			our customer locations;
•	Freight and other handling costs associated with		•	Self-insurance costs;
	moving merchandise inventories through our		•	Professional services;
	supply chain		•	Other administrative costs, such as credit card
	-	From our distribution centers to our store and		service fees, supplies, travel and lodging;
		branch locations and customers, and	•	Closed facility expense;
	-	From certain of our larger stores which stock a	•	Impairment charges;
		wider variety and greater supply of inventory (“HUB	•	GPI acquisition-related expenses and integration costs;
		stores”) to our stores after the customer has		and
		special-ordered the merchandise.	•	BWP acquisition-related expenses and integration costs.

Recently Adopted Accounting Pronouncements

In November 2015, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2015-17, "Income Taxes - Balance Sheet Classification of Deferred Taxes (Topic 740)." ASU 2015-17 simplifies the presentation of deferred income taxes and requires that deferred tax liabilities and assets be presented as noncurrent. The Company elected early adoption of ASU 2015-17 in the fourth quarter of 2015 using the retrospective method. The adoption did not have a material impact on the Company's consolidated financial condition, results of operations or cash flows, as the application of this guidance affects only classification in the consolidated balance sheets. Refer to Note 13, Income Taxes, for a further discussion of the adoption of this guidance.

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

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
January 2, 2016, January 3, 2015 and December 28, 2013
(in thousands, except per share data)

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)." This ASU is a comprehensive new leases standard that amends various aspects of existing guidance for leases and requires additional disclosures about leasing arrangements. It will require companies to recognize lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. Topic 842 retains a distinction between finance leases and operating leases. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous leases guidance. The ASU is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years; earlier adoption is permitted. In the financial statements in which the ASU is first applied, leases shall be measured and recognized at the beginning of the earliest comparative period presented with an adjustment to equity. Practical expedients are available for election as a package and if applied consistently to all leases. The Company is currently evaluating the impact of the adoption of this guidance on its consolidated financial condition, results of operations and cash flows.

In January 2016, the FASB issued ASU 2016-01 "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." Although the ASU retains many of the current requirements for financial instruments, it significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. It also amends certain disclosure requirements associated with the fair value of financial instruments. The ASU is effective for annual periods and interim periods within those annual periods beginning after December 15, 2017; earlier adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial condition, results of operations or cash flows.

In July 2015, the FASB issued ASU 2015-11 "Inventory (Topic 330): Simplifying the Measurement of Inventory." ASU 2015-11 requires entities to measure most inventory at the lower of cost or net recognizable value, simplifying the current requirement that inventories be measured at the lower of cost or market. The ASU will not apply to inventories that are measured using the last-in, first-out method or retail inventory method. The guidance will be effective prospectively for annual periods, and interim periods within those annual periods, that begin after December 15, 2016; earlier adoption is permitted. As the majority of the Company's inventory is accounted for under the last-in, first-out method, the adoption of this guidance is not expected to have a material impact on the Company's consolidated financial condition, results of operations or cash flows.

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
January 2, 2016, January 3, 2015 and December 28, 2013
(in thousands, except per share data)

periods and interim periods within those annual periods beginning after December 15, 2015; earlier adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial condition, results of operations or cash flows.

In May 2014, the FASB issued ASU 2014-09 "Revenue from Contracts with Customers." This ASU is a comprehensive new revenue recognition model that expands disclosure requirements and requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14 which defers the effective date of ASU 2014-09 by one year. As a result, ASU 2014-09 will become effective during annual reporting periods beginning after December 15, 2017 and interim reporting periods during the year of adoption with public entities permitted to early adopt for reporting periods beginning after December 15, 2016. Entities may choose from two transition methods, with certain practical expedients, a full retrospective method or the modified retrospective method. The Company is currently evaluating the impact of the adoption of this guidance on its consolidated financial condition, results of operations and cash flows.

2.	Inventories, net:

Merchandise Inventory

The Company used the LIFO method of accounting for approximately 89% and 88% of inventories at January 2, 2016 and January 3, 2015, respectively. Under LIFO, the Company’s cost of sales reflects the costs of the most recently purchased inventories, while the inventory carrying balance represents the costs for inventories purchased in 2015 and prior years. As a result of utilizing LIFO, the Company recorded a reduction to cost of sales of $42,295 and $5,572 in 2015 and 2013, respectively, and an increase to cost of sales of $8,930 in 2014. Historically, the Company’s overall costs to acquire inventory for the same or similar products have generally decreased as the Company has been able to leverage its continued growth and execution of merchandise strategies. The increase in cost of sales for 2014 was the result of an increase in supply chain costs.

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

Inventory Overhead Costs

Purchasing and warehousing costs included in inventory as of January 2, 2016 and January 3, 2015, were $359,829 and $321,856, respectively.

Inventory Balance and Inventory Reserves

Inventory balances at the end of 2015 and 2014 were as follows:

	January 2, 2016	January 3, 2015
Inventories at FIFO, net	$4,009,641	$3,814,123
Adjustments to state inventories at LIFO	165,127	122,832
Inventories at LIFO, net	$4,174,768	$3,936,955

Inventory quantities are tracked through a perpetual inventory system. The Company completes physical inventories and other targeted inventory counts in its store locations to ensure the accuracy of the perpetual inventory quantities of both merchandise and core inventory. In its distribution centers and branches, the Company uses a cycle counting program to ensure the accuracy of the perpetual inventory quantities of both merchandise and product core inventory. Reserves for estimated shrink are established based on the results of physical inventories conducted by the Company, with the assistance of an independent third party, in substantially all of the Company’s stores over the course of the year, other targeted inventory counts in its stores, results from recent cycle counts in its distribution facilities and historical and current loss trends.

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

The following table presents changes in the Company’s inventory reserves for years ended January 2, 2016, January 3, 2015 and December 28, 2013:

	January 2, 2016	January 3, 2015	December 28, 2013
Inventory reserves, beginning of period	$49,439	$37,523	$31,418
Additions to inventory reserves	97,226	92,773	65,466
Reserves utilized	(76,282)	(80,857)	(59,361)
Inventory reserves, end of period	$70,383	$49,439	$37,523

3.	Acquisitions:

General Parts International, Inc.

On January 2, 2014, the Company acquired GPI in an all-cash transaction. GPI, formerly a privately-held company, was a leading distributor and supplier of original equipment and aftermarket replacement products for Commercial markets operating under the Carquest and Worldpac brands. As of the acquisition date, GPI operated 1,233 Carquest stores and 103 Worldpac branches located in 45 states and Canada and serviced approximately 1,400 independently-owned Carquest stores. The acquisition of GPI allowed the Company to expand its geographic presence, Commercial capabilities and overall scale to better serve customers.

The Company acquired all of GPI's assets and liabilities as a result of the transaction. Under the terms of the agreement, the Company acquired all of the outstanding stock of GPI for a purchase price of $2,080,804 (subject to adjustment for certain closing items) consisting of $1,307,991 in cash to GPI's shareholders, the repayment of $694,301 of GPI debt and $78,512 in make-whole fees and transaction-related expenses paid by the Company on GPI's behalf. The Company funded the purchase price with cash on-hand, $700,000 from a term loan and $306,046 from a revolving credit facility. Refer to Note 7, Long-Term Debt, for a more detailed description of this debt. The Company recognized $26,970 of acquisition-related costs during 2013, which was included in SG&A expenses and interest expense. The Company recognized no acquisition-related costs during Fiscal 2014 or Fiscal 2015, as all of these costs were recognized during Fiscal 2013. The Company has included the financial results of GPI in its consolidated financial statements commencing January 2, 2014. GPI contributed sales of $3,040,493 and net income of $58,535 during 2014. The net income reflects amortization related to the acquired intangible assets and integration expenses.

The Company placed $200,881 of the total purchase price in escrow to secure indemnification obligations of the sellers relating to the accuracy of representations and warranties and the satisfaction of covenants. Half of the escrow funds were disbursed to the Sellers on July 2, 2015 and the remaining amounts will be distributed on January 2, 2017, after deducting for any claims indemnified from escrow. At the acquisition date, the Company recognized a net indemnification asset of $4,283 with respect to liabilities for which it intends to make a claim from escrow. According to the agreement, the Company will be indemnified, for the escrow term of three years, against losses incurred relating to taxes owed by GPI for periods prior to June 30, 2013.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
January 2, 2016, January 3, 2015 and December 28, 2013
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
January 2, 2016, January 3, 2015 and December 28, 2013
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
January 2, 2016, January 3, 2015 and December 28, 2013
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

Other

The Company acquired 23 stores through multiple cash transactions during 2015. The aggregate cost of the store acquisitions was $18,889, the value of which was primarily attributed to inventory, accounts receivable and goodwill. The fair value of assets and liabilities assumed are included in the balance sheet as of January 2, 2016. Proforma financial information is not provided based on materiality. The Company also acquired nine stores during 2014 with an aggregate purchase price of $5,155. The results of these stores are not material to the Company's consolidated financial statements.

4. Exit Activities and Impairment:

Integration of Carquest stores

The Company approved plans in June 2014 to begin consolidating its Carquest stores acquired with GPI on January 2, 2014 as part of a multi-year integration plan. As of January 2, 2016, 178 Carquest stores had been consolidated into existing Advance Auto Parts stores and 170 Carquest stores had been converted to the Advance Auto Parts format. This includes the consolidation of 80 Carquest stores and conversion of 160 Carquest stores during 2015. Plans are in place to consolidate or convert the remaining Carquest stores over the next few years. In addition, the Company continues to consolidate or convert the remaining stores that were acquired with BWP on December 31, 2012 (which also operate under the Carquest trade name), 38 of which had been consolidated and 52 had been converted as of January 2, 2016. Four of these stores were consolidated and 20 stores were converted during 2015. As of January 2, 2016, the Company had 873 stores acquired with GPI and 12 stores acquired with BWP still operating under the Carquest name. The Company incurred $7,286 and $7,888 of exit costs, primarily consisting of closed facility lease obligations, related to the consolidations of Carquest stores during 2015 and 2014, respectively.

Office Consolidations

In June 2014, the Company approved plans to relocate operations from its Minneapolis, Minnesota and Campbell, California offices to other existing offices of the Company, including its offices in Newark, California, Roanoke, Virginia and Raleigh, North Carolina, and to close its Minneapolis and Campbell offices. The Company also relocated various functions between its existing offices in Roanoke and Raleigh. The relocations and office closings were substantially complete by the end of 2015.

In connection with these relocations and office closings, the Company relocated some employees and terminated the employment of others. The Company approved this action in order to take advantage of synergies following the acquisition of GPI and to capitalize on the strength of existing locations and organizational experience. The Company incurred restructuring costs of approximately $22,100 under these plans through the end of 2015. Substantially all of these costs were cash expenditures. During 2015 and 2014, the Company recognized $3,869 and $6,731, respectively, of severance/outplacement benefits under these restructuring plans and other severance related to the acquisition of GPI. During 2015 and 2014, the Company recognized $4,419 and $7,053, respectively, of relocation costs.

Other Exit Activities

In the second half of 2015, the Company closed 80 underperforming Advance Auto Parts, Carquest and AI stores and eliminated certain positions at its corporate offices. The majority of the corporate office eliminations were effective during the third quarter of fiscal 2015. The Company recognized $6,909 related to the elimination of corporate office positions during 2015. The Company incurred restructuring costs of $21,984 related to the 80 store closures, primarily consisting of closed facility lease obligations.

In August 2014, the Company approved plans to consolidate its 40 Autopart International ("AI") stores located in Florida into Advance Auto Parts stores. All of the AI consolidations and conversions were complete as of the second quarter of fiscal 2015. During 2015, the Company incurred $2,700 of exit costs, consisting primarily of closed facility lease obligations, associated with these plans.

Total Restructuring Liabilities

A summary of the Company’s restructuring liabilities, which are recorded in accrued expenses (current portion) and long-term liabilities (long-term portion) in the accompanying condensed consolidated balance sheet, are presented in the following table:

	Closed Facility Lease Obligations	Severance	Relocation and Other Exit Costs	Total

Balance, January 3, 2015	$19,270	$5,804	$1,816	$26,890
Reserves established	34,699	13,351	4,419	52,469
Change in estimates	(205)	(2,009)	—	(2,214)
Cash payments	(11,274)	(10,891)	(5,884)	(28,049)
Balance, January 2, 2016	$42,490	$6,255	$351	$49,096

Balance, December 28, 2013	$11,212	$—	$—	$11,212
Reserves acquired with GPI	3,455	—	—	3,455
Reserves established	11,138	8,038	7,053	26,229
Change in estimates	1,053	(1,307)	—	(254)
Cash payments	(7,588)	(927)	(5,237)	(13,752)
Balance, January 3, 2015	$19,270	$5,804	$1,816	$26,890

5.	Goodwill and Intangible Assets:

Goodwill

The following table reflects the carrying amount of goodwill and the changes in goodwill carrying amounts.

	January 2, 2016	January 3, 2015
	(52 weeks ended)	(53 weeks ended)
Goodwill, beginning of period	$995,426	$199,835
Acquisitions	1,995	798,043
Changes in foreign currency exchange rates	(7,937)	(2,452)

Goodwill, end of period	$989,484	$995,426

During 2015, the Company added $1,995 of goodwill associated with the acquisition of 23 stores. During 2014, the Company acquired GPI which resulted in the addition of $797,391 of goodwill and also added $652 of goodwill associated with the acquisition of nine stores.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
January 2, 2016, January 3, 2015 and December 28, 2013
(in thousands, except per share data)

Intangible Assets Other Than Goodwill

In 2014, the Company recorded an increase to intangible assets of $757,453 related to the acquisition of GPI and nine stores. The increase included customer relationships of $330,293 which are being amortized over 12 years, non-competes totaling $50,695 which are being amortized over 5 years and favorable leases of $56,465 which are being amortized over the life of the leases at a weighted average of 4.5 years. The increase also includes indefinite-lived intangibles of $320,000 from acquired brands.

Amortization expense was $53,056, $56,499 and $7,974 for 2015, 2014 and 2013, respectively. The gross carrying amounts and accumulated amortization of acquired intangible assets as of January 2, 2016 and January 3, 2015 are comprised of the following:

	January 2, 2016			January 3, 2015
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Customer relationships	$358,655	$(70,367)	$288,288	$362,483	$(40,609)	$321,874
Acquired technology	8,850	(8,850)	—	8,850	(8,569)	281
Favorable leases	56,040	(23,984)	32,056	56,342	(11,939)	44,403
Non-compete and other	57,430	(25,368)	32,062	56,780	(14,596)	42,184
	480,975	(128,569)	352,406	484,455	(75,713)	408,742

Unamortized intangible assets:
Brands, trademark and tradenames	334,719	—	334,719	339,383	—	339,383

Total intangible assets	$815,694	$(128,569)	$687,125	$823,838	$(75,713)	$748,125

Future Amortization Expense

The table below shows expected amortization expense for the next five years for acquired intangible assets recorded as of January 2, 2016:

Fiscal Year	Amount
2016	$47,980
2017	45,626
2018	42,615
2019	31,855
2020	31,539
Thereafter	152,791

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
January 2, 2016, January 3, 2015 and December 28, 2013
(in thousands, except per share data)

6.	Receivables, net:

Receivables consist of the following:

	January 2, 2016	January 3, 2015
Trade	$379,832	$360,922
Vendor	229,496	222,476
Other	14,218	12,579
Total receivables	623,546	595,977
Less: Allowance for doubtful accounts	(25,758)	(16,152)
Receivables, net	$597,788	$579,825

7.	Long-term Debt:

Long-term debt consists of the following:

	January 2, 2016	January 3, 2015
Revolving facility at variable interest rates (2.05% and 2.45% at January 2, 2016 and January 3, 2015, respectively) due December 5, 2018	$80,000	$93,400
Term loan at variable interest rates (1.69% and 1.72% at January 2, 2016 and January 3, 2015, respectively) due January 2, 2019	80,000	490,000
5.75% Senior Unsecured Notes (net of unamortized discount of $623 and $746 at January 2, 2016 and January 3, 2015, respectively) due May 1, 2020	299,377	299,254
4.50% Senior Unsecured Notes (net of unamortized discount of $63 and $72 at January 2, 2016 and January 3, 2015, respectively) due January 15, 2022	299,937	299,928
4.50% Senior Unsecured Notes (net of unamortized discount of $1,153 and $1,271 at January 2, 2016 and January 3, 2015) due December 1, 2023	448,847	448,729
Other	5,598	5,582
	1,213,759	1,636,893
Less: Current portion of long-term debt	(598)	(582)
Long-term debt, excluding current portion	$1,213,161	$1,636,311

Bank Debt

The Company has a credit agreement (the "2013 Credit Agreement") which provides a $700,000 unsecured term loan and a $1,000,000 unsecured revolving credit facility with Advance Stores, as Borrower, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent. The revolving credit facility also provides for the issuance of letters of credit with a sub-limit of $300,000 and swingline loans in an amount not to exceed $50,000. The Company may request, subject to agreement by one or more lenders, that the total revolving commitment be increased by an amount not to exceed $250,000 by those respective lenders (up to a total commitment of $1,250,000) during the term of the 2013 Credit Agreement. Voluntary prepayments and voluntary reductions of the revolving balance are permitted in whole or in part, at the Company’s option, in minimum principal amounts as specified in the 2013 Credit Agreement. Under the terms of the 2013 Credit Agreement, the revolving credit facility terminates in December 2018 and the term loan matures in January 2019.

As of January 2, 2016, under the 2013 Credit Agreement, the Company had outstanding borrowings of $80,000 under the revolver and $80,000 under the term loan. As of January 2, 2016, the Company also had letters of credit outstanding of $118,622, which reduced the availability under the revolver to $801,378. The letters of credit generally have a term of one year or less and primarily serve as collateral for the Company’s self-insurance policies.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
January 2, 2016, January 3, 2015 and December 28, 2013
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

The 2013 Credit Agreement contains customary covenants restricting the ability of: (a) subsidiaries of Advance Stores to, among other things, create, incur or assume additional debt: (b) Advance Stores and its subsidiaries to, among other things, (i) incur liens, (ii) make loans and investments, (iii) guarantee obligations, and (iv) change the nature of its business conducted by itself and its subsidiaries; (c) Advance, Advance Stores and their subsidiaries to, among other things (i) engage in certain mergers, acquisitions, asset sales and liquidations, (ii) enter into certain hedging arrangements, (iii) enter into restrictive agreements limiting its ability to incur liens on any of its property or assets, pay distributions, repay loans, or guarantee indebtedness of its subsidiaries and (iv) engage in sale-leaseback transactions; and (d) Advance, among other things, to change its holding company status. Advance and Advance Stores are required to comply with financial covenants with respect to a maximum leverage ratio and a minimum consolidated coverage ratio. The 2013 Credit Agreement also provides for customary events of default, including non-payment defaults, covenant defaults and cross-defaults to Advance Stores’ other material indebtedness. The Company was in compliance with its covenants with respect to the 2013 Credit Agreement at January 2, 2016.

Senior Unsecured Notes

The Company issued 4.50% senior unsecured notes were issued in December 2013 at 99.69% of the principal amount of $450,000 and are due December 1, 2023 (the “2023 Notes”). The 2023 Notes bear interest at a rate of 4.50% per year payable semi-annually in arrears on June 1 and December 1 of each year. The Company also issued 4.50% senior unsecured notes in January 2012 at 99.968% of the principal amount of $300,000 and are due January 15, 2022 (the “2022 Notes”). The 2022 Notes bear interest at a rate of 4.50% per year payable semi-annually in arrears on January 15 and July 15 of each year. The Company's 5.75% senior unsecured notes were issued in April 2010 at 99.587% of the principal amount of $300,000 and are due May 1, 2020 (the “2020 Notes” or collectively with the 2023 Notes and the 2022 Notes, “the Notes”). The 2020 Notes bear interest at a rate of 5.75% per year payable semi-annually in arrears on May 1 and November 1 of each year. Advance served as the issuer of the Notes with certain of Advance’s domestic subsidiaries currently serving as subsidiary guarantors. The terms of the Notes are governed by an indenture (as amended, supplemented, waived or otherwise modified, the “Indenture”) among the Company, the subsidiary guarantors from time to time party thereto and Wells Fargo Bank, National Association, as Trustee.

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
January 2, 2016, January 3, 2015 and December 28, 2013
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

Future Payments

As of January 2, 2016, the aggregate future annual maturities of long-term debt instruments are as follows:

Fiscal Year	Amount
2016	$598
2017	—
2018	80,000
2019	80,000
2020	299,377
Thereafter	753,784
$1,213,759

Debt Guarantees

The Company is a guarantor of loans made by banks to various independently-owned Carquest stores that are customers of the Company ("Independents") totaling $29,730 as of January 2, 2016. The Company has concluded that some of these guarantees meet the definition of a variable interest in a variable interest entity. However, the Company does not have the power to direct the activities that most significantly affect the economic performance of the Independents and therefore is not the primary beneficiary of these stores. Upon entering into a relationship with certain Independents, the Company guaranteed the debt of those stores to aid in the procurement of business loans. These loans are collateralized by security agreements on merchandise inventory and other assets of the borrowers. The approximate value of the inventory collateralized in these agreements is $73,116 as of January 2, 2016. The Company believes that the likelihood of performance under these guarantees is remote, and any fair value attributable to these guarantees would be very minimal.

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
January 2, 2016, January 3, 2015 and December 28, 2013
(in thousands, except per share data)

particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company had no significant assets or liabilities that were measured at fair value on a recurring basis during 2015 or 2014.

Non-Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). During 2015 and 2014, the Company recorded impairment charges of $11,017 and $11,819, respectively, on various store and corporate assets. The remaining fair value of these assets was not significant.

Fair Value of Financial Assets and Liabilities

The carrying amount of the Company’s cash and cash equivalents, accounts receivable, bank overdrafts, accounts payable, accrued expenses and the current portion of long term debt approximate their fair values due to the relatively short term nature of these instruments. The fair value of the Company’s senior unsecured notes was determined using Level 2 inputs based on quoted market prices, and the Company believes that the carrying value of its other long-term debt and certain long-term liabilities approximate fair value. The carrying value and fair value of the Company's long-term debt as of January 2, 2016 and January 3, 2015, respectively, are as follows:

	January 2, 2016	January 3, 2015
Carrying Value	$1,213,161	$1,636,311
Fair Value	$1,262,000	$1,728,000

9. Property and Equipment:

Property and equipment consists of the following:

	Original Useful Lives	January 2, 2016	January 3, 2015
Land and land improvements	0 - 10 years	$441,048	$438,638
Buildings	30 - 40 years	468,237	460,187
Building and leasehold improvements	3 - 30 years	418,352	394,259
Furniture, fixtures and equipment	3 - 20 years	1,464,791	1,402,563
Vehicles	2 - 13 years	25,060	37,051
Construction in progress		106,855	71,691
		2,924,343	2,804,389
Less - Accumulated depreciation		(1,489,766)	(1,372,359)
Property and equipment, net		$1,434,577	$1,432,030

Depreciation expense was $223,728, $235,040 and $199,821 for 2015, 2014 and 2013, respectively. The Company capitalized $13,529, $11,436 and $11,534 incurred for the development of internal use computer software during 2015, 2014 and 2013, respectively. These costs are included in the furniture, fixtures and equipment category above and are depreciated on the straight-line method over three to ten years.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
January 2, 2016, January 3, 2015 and December 28, 2013
(in thousands, except per share data)

10. Accrued Expenses:

Accrued expenses consist of the following:

	January 2, 2016	January 3, 2015
Payroll and related benefits	$99,072	$116,198
Taxes payable	96,098	87,473
Self-insurance reserves	57,829	58,899
Warranty reserves	44,479	47,972
Capital expenditures	44,038	29,780
Other	211,647	180,351
Total accrued expenses	$553,163	$520,673

The following table presents changes in the Company’s warranty reserves:

	January 2, 2016	January 3, 2015	December 28, 2013
Warranty reserves, beginning of period	$47,972	$39,512	$38,425
Reserves acquired with GPI	—	4,490	—
Additions to warranty reserves	44,367	52,306	42,380
Reserves utilized	(47,860)	(48,336)	(41,293)
Warranty reserves, end of period	$44,479	$47,972	$39,512

11. Stock Repurchases:

The Company’s stock repurchase program allows it to repurchase its common stock on the open market or in privately negotiated transactions from time to time in accordance with the requirements of the SEC. The Company’s $500,000 stock repurchase program in place as of January 2, 2016 was authorized by its Board of Directors on May 14, 2012.

During 2015 and 2014, the Company repurchased no shares of its common stock under its stock repurchase program. The Company had $415,092 remaining under its stock repurchase program as of January 2, 2016.

The Company repurchased 42 shares of its common stock at an aggregate cost of $6,665, or an average price of $156.98 per share, in connection with the net settlement of shares issued as a result of the vesting of restricted stock and restricted stock units during 2015. The Company repurchased 35 shares of its common stock at an aggregate cost of $5,154, or an average price of $148.85 per share, in connection with the net settlement of shares issued as a result of the vesting of restricted stock and restricted stock units during 2014.

12. Earnings per Share:

Certain of the Company’s shares granted to Team Members in the form of restricted stock and restricted stock units are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per share. For 2015, 2014 and 2013, earnings of $1,653, $1,555 and $895, respectively, were allocated to the participating securities.

Diluted earnings per share are calculated by including the effect of dilutive securities. Share-based awards to purchase approximately 1, 13 and 75 shares of common stock that had an exercise price in excess of the average market price of the common stock during 2015, 2014 and 2013, respectively, were not included in the calculation of diluted earnings per share because they are anti-dilutive.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
January 2, 2016, January 3, 2015 and December 28, 2013
(in thousands, except per share data)

The following table illustrates the computation of basic and diluted earnings per share for 2015, 2014 and 2013, respectively:

	2015	2014	2013
Numerator
Net income applicable to common shares	$473,398	$493,825	$391,758
Participating securities’ share in earnings	(1,653)	(1,555)	(895)
Net income applicable to common shares	$471,745	$492,270	$390,863
Denominator
Basic weighted average common shares	73,190	72,932	72,930
Dilutive impact of share-based awards	543	482	484
Diluted weighted average common shares	73,733	73,414	73,414

Basic earnings per common share
Net income applicable to common stockholders	$6.45	$6.75	$5.36
Diluted earnings per common share
Net income applicable to common stockholders	$6.40	$6.71	$5.32

13. Income Taxes:

Provision for Income Taxes

Provision for income taxes for 2015, 2014 and 2013 consists of the following:

	Current	Deferred	Total
2015
Federal	$242,801	$(6,564)	$236,237
State	33,023	(1,797)	31,226
Foreign	12,885	(858)	12,027
	$288,709	$(9,219)	$279,490
2014
Federal	$204,743	$45,389	$250,132
State	19,359	4,830	24,189
Foreign	14,999	(1,751)	13,248
	$239,101	$48,468	$287,569
2013
Federal	$202,784	$(1,898)	$200,886
State	25,287	(339)	24,948
Foreign	8,806	—	8,806
	$236,877	$(2,237)	$234,640

The provision for income taxes differed from the amount computed by applying the federal statutory income tax rate due to:

	January 2, 2016	January 3, 2015	December 28, 2013
Income before provision for income taxes at statutory U.S. federal income tax rate (35%)	$263,511	$273,488	$219,239
State income taxes, net of federal income tax benefit	20,297	15,723	16,216
Other, net	(4,318)	(1,642)	(815)
	$279,490	$287,569	$234,640

Deferred Income Tax Assets (Liabilities)

Deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred income taxes reflect the net income tax effect of temporary differences between the basis of assets and liabilities for financial reporting purposes and for income tax reporting purposes. The Company retrospectively adopted ASU 2015-17 during the fourth quarter of 2015, which requires the presentation of all deferred taxes as long-term assets or liabilities. As of January 3, 2015, the Company reclassified $88,650 from current to long-term deferred income tax liabilities as a result of this adoption.

Net deferred income tax balances are comprised of the following:

	January 2, 2016	January 3, 2015
Deferred income tax assets	$171,571	$151,997
Valuation allowance	(2,861)	(5,084)
Deferred income tax liabilities	(602,635)	(593,264)
Net deferred income tax liabilities	$(433,925)	$(446,351)

As of January 2, 2016 and January 3, 2015, the Company had deferred income tax assets of $386 and $1,297 from federal net operating losses, or NOLs, of $1,103 and $3,705, and deferred income tax assets of $5,521 and $6,847 from state NOLs of $145,809 and $165,849, respectively. These NOLs may be used to reduce future taxable income and expire periodically through Fiscal 2035. Due to uncertainties related to the realization of certain deferred tax assets for NOLs in certain jurisdictions, the Company recorded a valuation allowance of $2,861 and $5,084 as of both January 2, 2016 and January 3, 2015. The amount of deferred income tax assets realizable, however, could change in the future if projections of future taxable income change. As of January 2, 2016 and January 3, 2015, the Company had cumulative net deferred income tax liabilities of $433,925 and $446,351, respectively.

The Company has not recorded deferred taxes when earnings from foreign operations are considered to be indefinitely invested outside of the U.S. These accumulated net earnings relate to certain ongoing operations for multiple years and were approximately $114 as of January 2, 2016. It is not practicable to determine the income tax liability that would be payable if such earnings were repatriated.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
January 2, 2016, January 3, 2015 and December 28, 2013
(in thousands, except per share data)

Temporary differences which give rise to significant deferred income tax assets (liabilities) are as follows:

	January 2, 2016	January 3, 2015
Deferred income tax assets (liabilities):
Property and equipment	$(171,378)	$(181,511)
Inventory valuation differences	(190,756)	(156,703)
Accrued expenses not currently deductible for tax	67,725	48,684
Share-based compensation	20,902	13,721
Accrued medical and workers compensation	44,152	44,674
Net operating loss carryforwards	5,907	7,233
Straight-line rent	26,626	21,431
Intangible assets	(240,501)	(255,050)
Other, net	3,398	11,170
Total deferred income tax assets (liabilities)	$(433,925)	$(446,351)

Unrecognized Tax Benefits

The following table lists each category and summarizes the activity of the Company’s gross unrecognized tax benefits for the fiscal years ended January 2, 2016, January 3, 2015 and December 28, 2013:

	January 2, 2016	January 3, 2015	December 28, 2013
Unrecognized tax benefits, beginning of period	$14,033	$18,458	$16,708
Increases related to prior period tax positions	412	—	—
Decreases related to prior period tax positions	(2,120)	(4,841)	(1,313)
Increases related to current period tax positions	3,137	4,329	3,678
Settlements	(582)	(2,345)	—
Expiration of statute of limitations	(1,039)	(1,568)	(615)
Unrecognized tax benefits, end of period	$13,841	$14,033	$18,458

As of January 2, 2016, January 3, 2015 and December 28, 2013, the entire amount of unrecognized tax benefits, if recognized, would reduce the Company’s annual effective tax rate.

The Company provides for potential interest and penalties associated with uncertain tax positions as a part of income tax expense. During 2015, the Company recorded potential interest and penalties related to uncertain tax positions of $149. During 2014, the Company recognized a benefit from interest and penalties of $3,684. During 2013, the Company recorded potential interest and penalties related to uncertain tax positions of $818. As of January 2, 2016, the Company had recorded a liability for potential interest and penalties of $1,815 and $134, respectively. As of January 3, 2015, the Company had recorded a liability for potential interest and penalties of $1,759 and $138, respectively. The Company has not provided for any penalties associated with tax contingencies unless considered probable of assessment. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

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
January 2, 2016, January 3, 2015 and December 28, 2013
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

14. Lease Commitments:

Initial terms for facility leases are typically 10 to 15 years, with renewal options at five year intervals, and may include rent escalation clauses. As of January 2, 2016, future minimum lease payments due under non-cancelable operating leases with lease terms extending through the year 2059 are as follows:

Fiscal Year	Amount
2016	$491,602
2017	430,596
2018	399,896
2019	362,679
2020	316,063
Thereafter	1,249,671
$3,250,507

The Company anticipates its future minimum lease payments will be partially off-set by future minimum sub-lease income. As of January 2, 2016 and January 3, 2015, future minimum sub-lease income to be received under non-cancelable operating leases is $18,622 and $20,289, respectively.

Net Rent Expense

Net rent expense for 2015, 2014 and 2013 was as follows:

	January 2, 2016	January 3, 2015	December 28, 2013
Minimum facility rentals	$471,061	$463,345	$328,581
Contingency facility rentals	303	488	578
Equipment rentals	11,632	8,230	5,333
Vehicle rentals	61,147	53,300	29,100
	544,143	525,363	363,592
Less: Sub-lease income	(7,569)	(9,966)	(5,983)
	$536,574	$515,397	$357,609

15. Contingencies:

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
January 2, 2016, January 3, 2015 and December 28, 2013
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

The Company is involved in various types of legal proceedings related to employment or arising from claims of discrimination as a result of claims by current and former Team Members or others. The damages claimed against the Company in some of these proceedings are substantial. Because of the uncertainty of the outcome of such legal matters and because the Company’s liability, if any, could vary widely, including the size of any damages awarded if plaintiffs are successful in litigation or any negotiated settlement, the Company cannot reasonably estimate the possible loss or range of loss which may arise. The Company is also involved in various other claims and legal proceedings arising in the normal course of business. Although the final outcome of these legal matters cannot be determined, based on the facts presently known, it is management’s opinion that the final outcome of such claims and lawsuits will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

16. Benefit Plans:

401(k) Plan

The Company maintains a defined contribution benefit plan, which covers substantially all Team Members after one year of service and who have attained the age of 21. The plan allows for Team Member salary deferrals, which are matched at the Company’s discretion. During 2014, GPI also maintained its existing defined contribution plan which allowed for GPI Team Member salary deferrals and discretionary fixed and profit sharing contributions by the Company. The GPI plan was merged into the Advance Auto Part plan at the beginning of fiscal 2015. Company contributions to these plans were $14,626, $15,208 and $10,850 in 2015, 2014 and 2013, respectively.

Deferred Compensation

The Company maintains a non-qualified deferred compensation plan for certain Team Members. This plan provides for a minimum and maximum deferral percentage of the Team Member’s base salary and bonus, as determined by the Retirement Plan Committee. The Company establishes and maintains a deferred compensation liability for this plan. As of January 2, 2016 and January 3, 2015, these liabilities were $17,472 and $16,487, respectively.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
January 2, 2016, January 3, 2015 and December 28, 2013
(in thousands, except per share data)

17. Share-Based Compensation:

Overview

The Company grants share-based compensation awards to its Team Members and members of its Board of Directors as provided for under the Company’s 2014 Long-Term Incentive Plan, or 2014 LTIP, which was approved by the Company's shareholders on May 14, 2014. Prior to May 14, 2014, the Company granted share-based compensation awards to its Team Members under the 2004 Long-Term Incentive Plan, which expired following the approval of the 2014 LTIP. The Company currently grants share-based compensation in the form of stock appreciation rights (“SARs”), restricted stock units ("RSUs") and deferred stock units (“DSUs”). All remaining shares of restricted stock, which were granted prior to the transition to RSUs in 2012, vested during 2015.

At January 2, 2016, there were 4,739 shares of common stock available for future issuance under the 2014 Plan based on management’s current estimate of the probable vesting outcome for performance-based awards. The Company issues new shares of common stock upon exercise of stock options and SARs. Availability is determined net of forfeitures and shares withheld for payment of taxes due. Availability also includes shares which became available for reissuance in connection with the exercise of SARs.

General Terms of Awards

The Company’s grants generally include both a time-based service portion and a performance-based portion, which collectively represent the target award.

Time-Vested Awards

The Company's outstanding time-vested awards consist of SARs and RSUs. The SARs generally vest over a three-year period in equal annual installments beginning on the first anniversary of the grant date. The SARs granted are non-qualified, terminate on the seventh anniversary of the grant date, and contain no post-vesting restrictions other than normal trading black-out periods prescribed by the Company’s corporate governance policies.

The RSUs and previously granted restricted stock generally vest over a three-year period in equal annual installments beginning on the first anniversary of the grant date. During the vesting period, holders of RSUs and restricted stock are entitled to receive dividends or in the case of RSUs, dividend equivalents, while holders of restricted stock are also entitled to voting rights. For restricted stock, the Company's shares are considered outstanding at the date of grant, but are restricted until they vest and cannot be sold by the recipient until the restriction has lapsed at the end of the respective vesting period.

Performance-Based Awards

The Company's outstanding performance-based awards consist of SARs and RSUs. Performance awards may vest following a three-year period subject to the Company’s achievement of certain financial goals as specified in the grant agreements. Depending on the Company’s results during the three-year performance period, the actual number of awards vesting at the end of the period may generally range from 75% to 200% of the target award (50% to 200% for certain officers). Prior to the December 2013 grant, the target award for purposes of applying the performance multiple was defined as the total award including the time-based and performance-based portions. Beginning with the December 2013 grant, the target award for purposes of applying the performance multiple is defined solely as the performance portion of the award granted. The performance RSUs do not have dividend equivalent rights or voting rights until the shares are earned and issued following the applicable performance period.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
January 2, 2016, January 3, 2015 and December 28, 2013
(in thousands, except per share data)

Share-Based Compensation Expense & Cash Flows

Total share-based compensation expense and cash received included in the Company’s consolidated statements of operations and consolidated statements of cash flows, including the related income tax benefits, for 2015, 2014 and 2013 are as follows:

	2015	2014	2013
Share-based compensation expense	$36,929	$21,705	$13,191
Deferred income tax benefit	13,596	8,013	4,991
Proceeds from the issuance of common stock, primarily exercise of stock options	5,174	6,578	3,611
Tax withholdings related to the exercise of stock appreciation rights	(13,112)	(7,102)	(21,856)
Excess tax benefit from share-based compensation	13,002	10,487	16,320

As of January 2, 2016, there was $37,583 of unrecognized compensation expense related to all share-based awards that was expected to be recognized over a weighted average period of 1.2 years. Expense related to the issuance of share-based compensation is included in SG&A in the accompanying consolidated statements of operations. Expense is recognized net of forfeitures, which are estimated based on historical experience.

The Company modified selected awards for certain terminated employees during 2015, such that the employees would vest in awards that would have otherwise been forfeited.  Incremental expense recognized during 2015 associated with these modifications was $6,633. Four of these modified awards will be cash settled in March 2016 and therefore are accounted for as liability awards. The value of the liability awards is insignificant as of January 2, 2016.

The fair value of each SAR granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Black-Scholes Option Valuation Assumptions	2015	2014	2013

Risk-free interest rate (1)	1.3%	1.2%	1.1%
Expected dividend yield	0.1%	0.2%	0.3%
Expected stock price volatility (2)	27.3%	27.0%	26.9%
Expected life of awards (in months) (3)	44	49	49

(1)	The risk-free interest rate is based on the U.S. Treasury constant maturity interest rate having term consistent with the expected life of the award.

(2)	Expected volatility is determined using a blend of historical and implied volatility.

(3)	The expected life of the Company's awards represents the estimated period of time until exercise and is based on historical experience of previously granted awards.

Time-Based Share Awards

Stock Options

The Company had no outstanding stock options during 2015. The aggregate intrinsic value, defined as the amount by which the market price of the stock on the date of exercise exceeded the exercise price, of stock options exercised in 2014 and 2013 was $3,747 and $1,916, respectively.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
January 2, 2016, January 3, 2015 and December 28, 2013
(in thousands, except per share data)

Stock Appreciation Rights

The following table summarizes the time-vested SARs activity for 2015:

	Number of Awards	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding at January 3, 2015	826	$63.68
Granted	—	—
Exercised	(252)	54.98
Forfeited	(13)	67.69
Outstanding at January 2, 2016	561	$67.51	2.83	$46,538

Vested and expected to vest	561	$67.50	2.83	$46,534

Outstanding and exercisable	551	$67.23	2.80	$45,871

The weighted average fair value of time-vested SARs granted during 2013 was $18.55 per share. No time-vested SARs were granted in 2015 or 2014. The aggregate intrinsic value reflected in the table above and in the table below for performance-based SARs is based on the Company’s closing stock price of $150.51 as of the last trading day of Fiscal 2015. The aggregate intrinsic value of SARs exercised during 2015, 2014 and 2013 was $26,060, $18,975 and $36,998, respectively.

Restricted Stock Units and Restricted Stock

The following table summarizes the RSU and restricted stock activity for the fiscal year ended January 2, 2016:

	Number of Awards	Weighted-Average Grant Date Fair Value

Nonvested at January 3, 2015	283	$123.89
Granted	143	153.61
Vested	(124)	122.77
Forfeited	(32)	126.52
Nonvested at January 2, 2016	270	$142.65

The fair value of each RSU and restricted stock award is determined based on the market price of the Company’s common stock on the date of grant. The weighted average fair value of RSUs and restricted shares granted during 2015, 2014 and 2013 was $153.61, $139.43 and $102.19 per share, respectively. The total grant date fair value of RSUs and restricted shares vested during 2015, 2014 and 2013 was $15,268, $8,293 and $5,035, respectively.

Performance-Based Awards

The number of performance-based awards outstanding is reflected in the following tables based on the number of awards that the Company believed were probable of vesting. Performance-based awards granted during 2015 are presented at the target level, as achievement of the target level was deemed probable as of the grant date. The change in units based on performance represents the change in the number of previously granted awards expected to vest based on the Company's updated probability assessment as of January 2, 2016.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
January 2, 2016, January 3, 2015 and December 28, 2013
(in thousands, except per share data)

Compensation expense for performance-based awards of $14,659, $6,161, and $1,141 in 2015, 2014 and 2013, respectively, was determined based on management’s estimate of the probable vesting outcome.

Performance-Based SARs

The following table summarizes the performance-based SARs activity for 2015:

	Number of Awards	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding at January 3, 2015	629	$112.01
Granted	198	153.22
Change in units based on performance	96	95.59
Exercised	(70)	35.84
Forfeited	(100)	120.42
Outstanding at January 2, 2016	753	$118.89	5.41	$24,225

Vested and expected to vest	662	$114.93	5.24	$23,870

Outstanding and exercisable	32	$56.10	2.11	$3,031

The weighted average fair value of performance-based SARs granted during 2015, 2014 and 2013 was $43.38, $32.41 and $23.72 per share, respectively. The aggregate intrinsic value of performance-based SARs exercised during 2015, 2014 and 2013 was $8,475, $3,814 and $14,257, respectively. As of January 2, 2016, the maximum potential payout under the Company’s currently outstanding performance-based SAR awards was 1,813 units.

Performance-Based Restricted Stock Units

The following table summarizes the performance-based RSUs activity for 2015:

	Number of Awards	Weighted-Average Grant Date Fair Value

Nonvested at January 3, 2015	195	$81.98
Granted	—	—
Change in units based on performance	33	72.17
Vested	(24)	75.00
Forfeited	(21)	76.04
Nonvested at January 2, 2016	183	$81.81

The fair value of each performance-based RSU is determined based on the market price of the Company’s common stock on the date of grant. The weighted average fair value of performance-based RSUs granted during 2014 and 2013 was $123.32 and $77.47 per share, respectively. No performance-based RSUs were granted in 2015. The total grant date fair value of performance-based restricted stock vested during 2015, 2014 and 2013 was $1,763, $142 and $1,290, respectively. As of January 2, 2016, the maximum potential payout under the Company’s currently outstanding performance-based RSUs was 309 shares.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
January 2, 2016, January 3, 2015 and December 28, 2013
(in thousands, except per share data)

Deferred Stock Units

The Company grants share-based awards annually to its Board of Directors in connection with its annual meeting of stockholders. These awards are granted in the form of DSUs as provided for in the Advance Auto Parts, Inc. Deferred Stock Unit Plan for Non-Employee Directors and Selected Executives, or the DSU Plan. Each DSU is equivalent to one share of common stock of the Company. All DSUs granted in 2015, 2014 and 2013 are fully vested and will be distributed in common shares after the director’s service on the Board ends. Additionally, the DSU Plan provides for the deferral of compensation earned in the form of (i) an annual retainer for directors, and (ii) wages for certain highly compensated Team Members of the Company. These DSUs are settled in common stock with the participants at a future date, or over a specified time period, as elected by the participants in accordance with the DSU Plan.

The Company granted 9 DSUs in 2015. The weighted average fair value of DSUs granted during 2015, 2014 and 2013 was $156.83, $122.80, and $83.63, respectively. The DSUs are awarded at a price equal to the market price of the Company’s underlying stock on the date of the grant. For 2015, 2014 and 2013, respectively, the Company recognized $2,071, $862, and $840 of share-based compensation expense for these DSU grants.

Employee Stock Purchase Plan

The Company also offers an employee stock purchase plan (ESPP). Under the ESPP, eligible Team Members may elect salary deferrals to purchase the Company’s common stock at a discount of 10% from its fair market value on the date of purchase. There are annual limitations on the amounts a Team Member may elect of either $25 per Team Member or 10% of compensation, whichever is less. Team Members acquired 35, 39 and 23 shares under the ESPP in 2015, 2014 and 2013, respectively. As of January 2, 2016, there were 1,065 shares available to be issued under the ESPP.

18. Accumulated Other Comprehensive Income (Loss):

Comprehensive income is computed as net earnings plus certain other items that are recorded directly to stockholders’ equity during the accounting period. In addition to net earnings, comprehensive income also includes unrealized gains and losses on postretirement plan benefits, net of tax and foreign currency translation gains (losses). Accumulated other comprehensive income (loss), net of tax, for 2015, 2014 and 2013 consisted of the following:

	Unrealized Gain (Loss) on Postretirement Plan	Currency Translation	Accumulated Other Comprehensive Income (Loss)
Balance, December 29, 2012	$2,667	$—	$2,667
Fiscal 2013 activity	1,016	—	1,016
Balance, December 28, 2013	$3,683	$—	$3,683
Fiscal 2014 activity	(752)	(15,268)	(16,020)
Balance, January 3, 2015	$2,931	$(15,268)	$(12,337)
Fiscal 2015 activity	(445)	(31,277)	(31,722)
Balance, January 2, 2016	$2,486	$(46,545)	$(44,059)

19. Segment and Related Information:

As of January 2, 2016, the Company's operations are comprised of 5,171 stores and 122 branches, which operate in the United States, Canada, Puerto Rico and the U.S. Virgin Islands primarily under the trade names “Advance Auto Parts,” "Carquest," "Autopart International" and "Worldpac." These locations offer a broad selection of brand name, OEM and proprietary automotive replacement parts, accessories, and maintenance items primarily for domestic and imported cars and light trucks. While the mix of Commercial and DIY customers varies among the four store brands, all of the locations serve customers through similar distribution channels. The Company is implementing a multi-year plan to fully integrate the

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
January 2, 2016, January 3, 2015 and December 28, 2013
(in thousands, except per share data)

Carquest company-operated stores and overall operations into Advance Auto Parts and to eventually integrate the availability of all of the Company's product offerings throughout the entire chain.

The Company's Advance Auto Parts operations are currently comprised of five geographic areas which include the operations of the stores operating under the Advance Auto Parts, Carquest and Autopart International trade names. Each of the Advance Auto Parts geographic areas, in addition to Worldpac, are individually considered operating segments which are aggregated into one reportable segment. Effective in the first quarter of 2015, the Company expanded from three geographic areas, which previously comprised the Advance Auto Parts and Autopart International operations, to five areas, inclusive of the Carquest operations, such that Carquest is no longer an operating segment. Included in the Company's overall store operations are sales generated from its e-commerce platforms. The Company's e-commerce platforms, primarily consisting of its online websites and Commercial ordering platforms, are part of its integrated operating approach of serving its Commercial and DIY customers. The Company's online websites allow its DIY customers to pick up merchandise at a conveniently located store location or have their purchases shipped directly to them. The majority of the Company's online DIY sales are picked up at store locations. Through the Company's online ordering platforms, Commercial customers can conveniently place orders with a designated store location for delivery to their places of business or pick-up.

The following table summarizes financial information for each of the Company’s product groups for the years ended January 2, 2016, January 3, 2015 and December 28, 2013, respectively.

	2015	2014	2013
Percentage of Sales, by Product Group
Parts and Batteries	69%	69%	67%
Accessories	13%	13%	14%
Chemicals	7%	8%	10%
Oil	8%	8%	9%
Other	3%	2%	—%
Total	100%	100%	100%

20. Condensed Consolidating Financial Statements:

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

The following tables present condensed consolidating balance sheets as of January 2, 2016 and January 3, 2015 and condensed consolidating statements of operations, comprehensive income and cash flows for the year ended January 2, 2016 and January 3, 2015, and should be read in conjunction with the consolidated financial statements herein.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
January 2, 2016, January 3, 2015 and December 28, 2013
(in thousands, except per share data)

Condensed Consolidating Balance Sheets
As of January 2, 2016

	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$8	$63,458	$27,324	$(8)	$90,782
Receivables, net	—	568,106	29,682	—	597,788
Inventories, net	—	4,009,335	165,433	—	4,174,768
Other current assets	178	78,904	1,376	(3,050)	77,408
Total current assets	186	4,719,803	223,815	(3,058)	4,940,746
Property and equipment, net of accumulated depreciation	154	1,425,319	9,104	—	1,434,577
Goodwill	—	943,319	46,165	—	989,484
Intangible assets, net	—	640,583	46,542	—	687,125
Other assets, net	16,077	75,312	745	(9,501)	82,633
Investment in subsidiaries	2,523,076	302,495	—	(2,825,571)	—
Intercompany note receivable	1,048,161	—	—	(1,048,161)	—
Due from intercompany, net	—	—	325,077	(325,077)	—
	$3,587,654	$8,106,831	$651,448	$(4,211,368)	$8,134,565
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$—	$598	$—	$—	$598
Accounts payable	103	2,903,287	300,532	—	3,203,922
Accrued expenses	2,378	529,076	24,759	(3,050)	553,163
Other current liabilities	—	36,270	3,532	(8)	39,794
Total current liabilities	2,481	3,469,231	328,823	(3,058)	3,797,477
Long-term debt	1,048,161	165,000	—	—	1,213,161
Deferred income taxes	—	425,094	18,332	(9,501)	433,925
Other long-term liabilities	—	227,556	1,798	—	229,354
Intercompany note payable	—	1,048,161	—	(1,048,161)	—
Due to intercompany, net	76,364	248,713	—	(325,077)	—
Commitments and contingencies

Stockholders' equity	2,460,648	2,523,076	302,495	(2,825,571)	2,460,648
	$3,587,654	$8,106,831	$651,448	$(4,211,368)	$8,134,565

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
January 2, 2016, January 3, 2015 and December 28, 2013
(in thousands, except per share data)

Condensed Consolidating Balance Sheets
As of January 3, 2015

	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$9	$65,345	$39,326	$(9)	$104,671
Receivables, net	—	549,151	30,674	—	579,825
Inventories, net	—	3,771,816	165,139	—	3,936,955
Other current assets	3,203	113,003	3,383	—	119,589
Total current assets	3,212	4,499,315	238,522	(9)	4,741,040
Property and equipment, net of accumulated depreciation	2	1,421,325	10,703	—	1,432,030
Goodwill	—	940,817	54,609	—	995,426
Intangible assets, net	—	689,745	58,380	—	748,125
Other assets, net	13,862	37,377	683	(6,185)	45,737
Investment in subsidiaries	2,057,761	280,014	—	(2,337,775)	—
Intercompany note receivable	1,047,911	—	—	(1,047,911)	—
Due from intercompany, net	—	—	211,908	(211,908)	—
	$3,122,748	$7,868,593	$574,805	$(3,603,788)	$7,962,358
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$—	$582	$—	$—	$582
Accounts payable	—	2,845,043	250,322	—	3,095,365
Accrued expenses	4,884	498,505	17,284	—	520,673
Other current liabilities	—	35,368	2,437	(9)	37,796
Total current liabilities	4,884	3,379,498	270,043	(9)	3,654,416
Long-term debt	1,047,911	588,400	—	—	1,636,311
Deferred income taxes	—	430,544	21,992	(6,185)	446,351
Other long-term liabilities	—	219,612	2,756	—	222,368
Intercompany note payable	—	1,047,911	—	(1,047,911)	—
Due to intercompany, net	67,041	144,867	—	(211,908)	—
Commitments and contingencies

Stockholders' equity	2,002,912	2,057,761	280,014	(2,337,775)	2,002,912
	$3,122,748	$7,868,593	$574,805	$(3,603,788)	$7,962,358

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
January 2, 2016, January 3, 2015 and December 28, 2013
(in thousands, except per share data)

Condensed Consolidating Statements of Operations
For Fiscal 2015

	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$9,432,116	$593,606	$(288,704)	$9,737,018
Cost of sales, including purchasing and warehousing costs	—	5,172,938	430,012	(288,704)	5,314,246
Gross profit	—	4,259,178	163,594	—	4,422,772
Selling, general and administrative expenses	24,186	3,536,697	93,852	(57,743)	3,596,992
Operating (loss) income	(24,186)	722,481	69,742	57,743	825,780
Other, net:
Interest expense	(52,210)	(13,378)	180	—	(65,408)
Other income (expense), net	76,987	(19,699)	(7,029)	(57,743)	(7,484)
Total other, net	24,777	(33,077)	(6,849)	(57,743)	(72,892)
Income before provision for income taxes	591	689,404	62,893	—	752,888
Provision for income taxes	1,220	268,571	9,699	—	279,490
(Loss) income before equity in earnings of subsidiaries	(629)	420,833	53,194	—	473,398
Equity in earnings of subsidiaries	474,027	53,194	—	(527,221)	—
Net income	$473,398	$474,027	$53,194	$(527,221)	$473,398

Condensed Consolidating Statements of Operations
For Fiscal 2014

	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$9,530,953	$527,595	$(214,687)	$9,843,861
Cost of sales, including purchasing and warehousing costs	—	5,231,421	373,514	(214,687)	5,390,248
Gross profit	—	4,299,532	154,081	—	4,453,613
Selling, general and administrative expenses	14,504	3,541,370	102,370	(56,341)	3,601,903
Operating (loss) income	(14,504)	758,162	51,711	56,341	851,710
Other, net:
Interest expense	(52,946)	(20,334)	(128)	—	(73,408)
Other income (expense), net	67,470	(9,140)	1,103	(56,341)	3,092
Total other, net	14,524	(29,474)	975	(56,341)	(70,316)
Income before provision for income taxes	20	728,688	52,686	—	781,394
Provision for income taxes	296	277,769	9,504	—	287,569
(Loss) Income before equity in earnings of subsidiaries	(276)	450,919	43,182	—	493,825
Equity in earnings of subsidiaries	494,101	43,182	—	(537,283)	—
Net income	$493,825	$494,101	$43,182	$(537,283)	$493,825

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
January 2, 2016, January 3, 2015 and December 28, 2013
(in thousands, except per share data)

Condensed Consolidating Statements of Comprehensive Income
For Fiscal 2015

	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$473,398	$474,027	$53,194	$(527,221)	$473,398
Other comprehensive loss:
Changes in net unrecognized other postretirement benefit costs	—	(445)	—	—	(445)
Currency translation	—	—	(31,277)	—	(31,277)
Equity in other comprehensive loss of subsidiaries	(31,722)	(31,277)	—	62,999	—
Other comprehensive loss	(31,722)	(31,722)	(31,277)	62,999	(31,722)
Comprehensive income	$441,676	$442,305	$21,917	$(464,222)	$441,676

Condensed Consolidating Statements of Comprehensive Income
For Fiscal 2014

	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$493,825	$494,101	$43,182	$(537,283)	$493,825
Other comprehensive loss:
Changes in net unrecognized other postretirement benefit costs	—	(752)	—	—	(752)
Currency translation adjustments	—	—	(15,268)	—	(15,268)
Equity in other comprehensive loss of subsidiaries	(16,020)	(15,268)	—	31,288	—
Other comprehensive loss	(16,020)	(16,020)	(15,268)	31,288	(16,020)
Comprehensive income	$477,805	$478,081	$27,914	$(505,995)	$477,805

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
January 2, 2016, January 3, 2015 and December 28, 2013
(in thousands, except per share data)

Condensed Consolidating Statements of Cash Flows
For Fiscal 2015

	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(1)	$696,580	$(6,937)	$—	$689,642
Cash flows from investing activities:
Purchases of property and equipment	—	(232,591)	(2,156)	—	(234,747)
Business acquisitions, net of cash acquired	—	(18,583)	(306)	—	(18,889)
Proceeds from sales of property and equipment	—	266	4	—	270
Net cash used in investing activities	—	(250,908)	(2,458)	—	(253,366)
Cash flows from financing activities:
Increase in bank overdrafts	—	(4,529)	1,606	1	(2,922)
Borrowings under credit facilities	—	618,300	—	—	618,300
Payments on credit facilities	—	(1,041,700)	—	—	(1,041,700)
Dividends paid	—	(17,649)	—	—	(17,649)
Proceeds from the issuance of common stock, primarily exercise of stock options	—	5,174	—	—	5,174
Tax withholdings related to the exercise of stock appreciation rights	—	(13,112)	—	—	(13,112)
Excess tax benefit from share-based compensation	—	13,002	—	—	13,002
Repurchase of common stock	—	(6,665)	—	—	(6,665)
Contingent consideration related to business acquisitions	—	—	—	—	—
Other	—	(380)	—	—	(380)
Net cash (used in) provided by financing activities	—	(447,559)	1,606	1	(445,952)
Effect of exchange rate changes on cash	—	—	(4,213)	—	(4,213)
Net (decrease) increase in cash and cash equivalents	(1)	(1,887)	(12,002)	1	(13,889)
Cash and cash equivalents, beginning of period	9	65,345	39,326	(9)	104,671
Cash and cash equivalents, end of period	$8	$63,458	$27,324	$(8)	$90,782

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
January 2, 2016, January 3, 2015 and December 28, 2013
(in thousands, except per share data)

Condensed Consolidating Statements of Cash Flows
For Fiscal 2014

	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$—	$666,566	$42,425	$—	$708,991
Cash flows from investing activities:
Purchases of property and equipment	—	(224,894)	(3,552)	—	(228,446)
Business acquisitions, net of cash acquired	—	(2,059,987)	(796)	—	(2,060,783)
Proceeds from sales of property and equipment	—	974	18	—	992
Net cash used in investing activities	—	(2,283,907)	(4,330)	—	(2,288,237)
Cash flows from financing activities:				—
Increase in bank overdrafts	—	16,228	—	(9)	16,219
Borrowings under credit facilities	—	2,238,200	—	—	2,238,200
Payments on credit facilities	—	(1,654,800)	—	—	(1,654,800)
Dividends paid	—	(17,580)	—	—	(17,580)
Proceeds from the issuance of common stock, primarily for employee stock purchase plan	—	6,578	—	—	6,578
Tax withholdings related to the exercise of stock appreciation rights	—	(7,102)	—	—	(7,102)
Excess tax benefit from share-based compensation	—	10,487	—	—	10,487
Repurchase of common stock	—	(5,154)	—	—	(5,154)
Contingent consideration related to previous business acquisition	—	(10,047)	—	—	(10,047)
Other	—	(890)	—	—	(890)
Net cash provided by financing activities	—	575,920	—	(9)	575,911
Effect of exchange rate changes on cash	—	—	(4,465)	—	(4,465)
Net (decrease) increase in cash and cash equivalents	—	(1,041,421)	33,630	(9)	(1,007,800)
Cash and cash equivalents, beginning of period	9	1,106,766	5,696	—	1,112,471
Cash and cash equivalents, end of period	$9	$65,345	$39,326	$(9)	$104,671

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
January 2, 2016, January 3, 2015 and December 28, 2013
(in thousands, except per share data)

21. Quarterly Financial Data (unaudited):

The following table summarizes quarterly financial data for Fiscal 2015 and 2014:

2015	First	Second	Third	Fourth
	(16 weeks)	(12 weeks)	(12 weeks)	(12 weeks)
Net sales	$3,038,233	$2,370,037	$2,295,203	$2,033,545
Gross profit	1,393,924	1,087,289	1,032,387	909,172
Net income	148,112	149,998	120,469	54,819

Basic earnings per common share	2.02	2.04	1.64	0.75
Diluted earnings per common share	2.00	2.03	1.63	0.74

2014	First	Second	Third	Fourth
	(16 weeks)	(12 weeks)	(12 weeks)	(13 weeks)
Net sales	$2,969,499	$2,347,697	$2,289,456	$2,237,209
Gross profit	1,353,122	1,062,108	1,034,442	1,003,941
Net income	147,726	139,488	122,177	84,434

Basic earnings per common share	2.02	1.91	1.67	1.15
Diluted earnings per common share	2.01	1.89	1.66	1.15

Note: Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not be equal to the per share amount for the year.

ADVANCE AUTO PARTS, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Allowance for doubtful accounts receivable:	Balance at Beginning of Period	Charges to Expenses	Deductions		Other		Balance at End of Period
December 28, 2013	$5,919	$11,955	$(4,995)	(1)	$416	(2)	$13,295
January 3, 2015	13,295	17,182	(14,325)	(1)	—		16,152
January 2, 2016	16,152	22,067	(12,461)	(1)	—		25,758

(1)	Accounts written off during the period. These amounts did not impact the Company’s statement of operations for any year presented.

(2)	Reserves assumed in the acquisition of B.W.P. Distributors, Inc.

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

ADVANCE AUTO PARTS, INC.
Dated: March 1, 2016	By:	/s/ Michael A. Norona
Michael A. Norona
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George E. Sherman, Jr.	President and Interim Chief Executive Officer	March 1, 2016
George E. Sherman, Jr.	(Principal Executive Officer)

/s/ Michael A. Norona	Executive Vice President and Chief	March 1, 2016
Michael A. Norona	Financial Officer (Principal Financial Officer)

/s/ Jill A. Livesay	Senior Vice President, Controller and Chief	March 1, 2016
Jill A. Livesay	Accounting Officer (Principal Accounting Officer)

/s/ John C. Brouillard	Executive Chairman and Director	March 1, 2016
John C. Brouillard

/s/ John F. Bergstrom	Director	March 1, 2016
John F. Bergstrom

/s/ Fiona P. Dias	Director	March 1, 2016
Fiona P. Dias

/s/ John F. Ferraro	Lead Independent Director	March 1, 2016
John F. Ferraro

/s/ Adriana Karaboutis	Director	March 1, 2016
Adriana Karaboutis

/s/ Eugene I. Lee, Jr.	Director	March 1, 2016
Eugene I. Lee, Jr.

/s/ William S. Oglesby	Director	March 1, 2016
William S. Oglesby

/s/ Gilbert T. Ray	Director	March 1, 2016
Gilbert T. Ray

/s/ J. Paul Raines	Director	March 1, 2016
J. Paul Raines

/s/ Carlos A. Saladrigas	Director	March 1, 2016
Carlos A. Saladrigas

/s/ O. Temple Sloan, III	Director	March 1, 2016
O. Temple Sloan, III

S-1

Signature	Title	Date

/s/ Jeffrey C. Smith	Director	March 1, 2016
Jeffrey C. Smith

/s/ Jimmie L. Wade	Director	March 1, 2016
Jimmie L. Wade

S-2

EXHIBITS INDEX

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith
2.1	Agreement and Plan of Merger by and among Advance Auto Parts, Inc., Generator Purchase, Inc., General Parts International, Inc. and Shareholder Representative Services LLC (as the Shareholder Representative), Dated as of October 15, 2013	10-K	2.1	2/25/2014
3.1	Restated Certificate of Incorporation of Advance Auto Parts, Inc. (“Advance Auto”) (as amended effective as of June 7, 2013).	10-Q	3.1	8/19/2013
3.2	Amended and Restated Bylaws of Advance Auto., effective as of November 12, 2015.	8-K	3.1	11/13/2015
4.1	Indenture, dated as of April 29, 2010, among Advance Auto Parts, Inc., each of the Subsidiary Guarantors from time to time party thereto and Wells Fargo Bank, National Association, as Trustee.	8-K	4.1	4/29/2010
4.2	First Supplemental Indenture, dated as of April 29, 2010, among Advance Auto Parts, Inc., each of the Subsidiary Guarantors from time to time party thereto and Wells Fargo Bank, National Association, as Trustee.	8-K	4.2	4/29/2010
4.3	Second Supplemental Indenture dated as of May 27, 2011 to the Indenture dated as of April 29, 2010 among Advance Auto Parts, Inc. as Issuer, each of the Subsidiary Guarantors from time to time party thereto and Wells Fargo Bank, National Association, as Trustee.	8-K	10.45	6/3/2011
4.4	Third Supplemental Indenture dated as of January 17, 2012 among Advance Auto Parts, Inc., each of the Subsidiary Guarantors from time to time party thereto and Wells Fargo Bank, National Association, as Trustee.	8-K	4.4	1/17/2012
4.5	Fourth Supplemental Indenture, dated as of December 21, 2012 among Advance Auto Parts, Inc., each of the Subsidiary Guarantors from time to time party thereto and Wells Fargo Bank, National Association, as Trustee.	8-K	4.5	12/21/2012
4.6	Fifth Supplemental Indenture, dated as of April 19, 2013 among Advance Auto Parts, Inc., each of the Subsidiary Guarantors from time to time party thereto and Wells Fargo Bank, National Association, as Trustee.	8-K	4.6	4/19/2013
4.7	Sixth Supplemental Indenture, dated as of December 3, 2013, among Advance Auto Parts, Inc., each of the Subsidiary Guarantors from time to time party thereto and Wells Fargo Bank, National Association, as Trustee.	8-K	4.7	12/9/2013
4.8	Form of 5.750% Note due 2020.	8-K	4.3	4/29/2010
4.9	Form of 4.500% Note due 2022.	8-K	4.5	1/17/2012
4.10	Form of 4.500% Note due 2023	8-K	4.8	12/9/2013
4.11	Seventh Supplemental Indenture, dated as of February 28, 2014, among Advance Auto Parts, Inc., each of the Subsidiary Guarantors from time to time party thereto and Wells Fargo Bank, National Association, as Trustee.	10-Q	4.11	5/28/2014
10.1	Form of Indemnification Agreement between Advance Auto Parts and each of its Directors.	8-K	10.19	5/20/2004
10.2	Advance Auto Parts, Inc. 2004 Long-Term Incentive Plan (amended as of April 17, 2008).	10-Q	10.19	5/29/2008
10.3	Advance Auto Parts, Inc. Deferred Stock Unit Plan for Non-Employee Directors and Selected Executives (as amended January 1, 2008), including First Amendment to the Advance Auto Parts, Inc. Deferred Stock Unit Plan for Non-Employee Directors and Selected Executives (as amended and restated effective as of January 1, 2009) and Second Amendment to the Advance Auto Parts, Inc. Deferred Stock Unit Plan for Non-Employee Directors and Selected Executives (as amended and restated effective as of January 1, 2010).	10-K	10.17	3/1/2011

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith
10.4	Amended and Restated Advance Auto Parts, Inc. Employee Stock Purchase Plan.	DEF 14A	Appendix C	4/16/2012
10.5	Advance Auto Parts, Inc. Deferred Compensation Plan (as amended January 1, 2008), including First Amendment to the Advance Auto Parts, Inc. Deferred Compensation Plan (as amended and restated effective as of January 1, 2009) and Second Amendment to the Advance Auto Parts, Inc. Deferred Compensation Plan (as amended and restated effective as of January 1, 2010).	10-K	10.19	3/1/2011
10.6	Form of Advance Auto Parts, Inc. 2007 Restricted Stock Award.	8-K	10.39	2/26/2007
10.7	Form of Advance Auto Parts, Inc. 2007 SARs Award (Stock Settled).	8-K	10.40	2/26/2007
10.8	Employment Agreement effective January 7, 2008 between Advance Auto Parts, Inc., and Darren R. Jackson.	8-K	10.32	1/11/2008
10.9	Advance Auto Parts, Inc. Executive Incentive Plan.	DEF 14A	Appendix B	4/11/2007
10.10	First Amendment to Employment Agreement effective June 4, 2008 between Advance Auto Parts, Inc. and Darren R. Jackson.	8-K	10.32	6/4/2008
10.11	Employment Agreement effective June 4, 2008 between Advance Auto Parts, Inc. and Michael A. Norona.	8-K	10.33	6/4/2008
10.12	Attachment C to Employment Agreement effective June 4, 2008 between Advance Auto Parts, Inc. and Michael A. Norona.	8-K	10.35	6/4/2008
10.13	Form of Senior Vice President Loyalty Agreements.	10-Q	10.37	11/12/2008
10.14	Form of Advance Auto Parts, Inc. Stock Appreciation Rights Award Agreement dated November 17, 2008.	8-K	10.38	11/21/2008
10.15	Form of Advance Auto Parts, Inc. Restricted Stock Award Agreement dated November 17, 2008.	8-K	10.39	11/21/2008
10.16	Second Amendment to Employment Agreement effective January 1, 2010 between Advance Auto Parts, Inc. and Darren R. Jackson.	10-Q	10.43	6/2/2010
10.17	First Amendment to Employment Agreement effective January 1, 2010 between Advance Auto Parts, Inc. and Michael A. Norona.	10-Q	10.44	6/2/2010
10.18	Employment Agreement effective as of January 1, 2012, between Advance Auto Parts, Inc. and Jimmie L. Wade.	8-K	10.46	1/24/2012
10.19	Third Amendment to Employment Agreement effective September 1, 2010 between Advance Auto Parts, Inc. and Darren R. Jackson.	10-Q	10.48	11/17/2010
10.20	Fourth Amendment to Employment Agreement effective January 7, 2011 between Advance Auto Parts, Inc. and Darren R. Jackson.	10-K	10.41	3/1/2011
10.21	Form of Advance Auto Parts, Inc. 2011 SARs Award Agreement and Restricted Stock Award Agreement between Advance Auto Parts, Inc. and Darren R. Jackson.	10-K	10.42	3/1/2011
10.22	Form of Advance Auto Parts, Inc. 2012 SAR Award Agreement and Restricted Stock Award Agreement between Advance Auto Parts, Inc. and Darren R. Jackson.	10-K	10.32	2/28/2012
10.23	Form of Advance Auto Parts, Inc. SAR Award Agreement under 2004 Long-Term Incentive Plan.	10-K	10.33	2/28/2012
10.24	Form of Advance Auto Parts, Inc. Restricted Stock Award Agreement under 2004 Long-Term Incentive Plan.	10-K	10.34	2/28/2012
10.25	Fifth Amendment to Employment Agreement effective January 7, 2013, between Advance Auto Parts, Inc. and Darren R. Jackson.	8-K	10.35	10/12/2012
10.26	Second Amendment to Employment Agreement effective December 31, 2012 between Advance Auto Parts, Inc. and Michael A. Norona.	10-Q	10.37	11/13/2012
10.27	Supplement No. 1 to Guarantee Agreement.	8-K	10.1	12/21/2012
10.28	Third Amendment to the Advance Auto Parts, Inc. Deferred Compensation Plan (Effective as of January 1, 2013).	10-K	10.33	2/25/2013

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith
10.29	Third Amendment to the Advance Auto Parts, Inc. Deferred Stock Unit Plan for Non-Employee Directors and Selected Executives (Effective as of January 1, 2013).	10-K	10.34	2/25/2013
10.30	Form of Advance Auto Parts, Inc. SARs Award Agreement and Restricted Stock Unit Award Agreement between Advance Auto Parts, Inc. and Darren R. Jackson.	10-K	10.35	2/25/2013
10.31	Form of Advance Auto Parts, Inc. SARs Award Agreement and Restricted Stock Unit Award Agreement under 2004 Long-Term Incentive Plan.	10-K	10.36	2/25/2013
10.32	Form of Restricted Stock Unit Agreement between Advance Auto Parts, Inc. and Darren R. Jackson dated March 1, 2013	8-K	10.37	3/7/2013
10.33	Form of Advance Auto, Inc. Restricted Stock Unit Agreement dated March 1, 2013.	8-K	10.38	3/7/2013
10.34	Form of Employment Agreement effective April 21, 2013 between Advance Auto Parts, Inc. and George E. Sherman and Charles E. Tyson.	8-K	10.39	4/30/2013
10.35	Third Amendment to Employment Agreement between Advance Auto Parts, Inc. and Michael A. Norona, effective June 4, 2013.	8-K	10.40	6/6/2013
10.36	Credit Agreement, dated as of December 5, 2013, among Advance Auto Parts, Inc. Advance Stores Company, Incorporated, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent.	8-K	10.1	12/9/2013
10.37	Guarantee Agreement, dated as of December 5, 2013, among Advance Auto Parts, Inc. Advance Stores Company, Incorporated, the other lenders from time to time party lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent for the lenders.	8-K	10.2	12/9/2013
10.38	Supplement No. 1 to Guarantee Agreement.	10-K	10.45	2/25/2014
10.39	First Amendment to the Advance Auto Parts, Inc. Employee Stock Purchase Plan (As amended and Restated Effective as of May 15, 2012)	10-K	10.46	2/25/2014
10.40	Form of Advance Auto Parts, Inc. SARs Award Agreement and Restricted Stock Unit Award Agreement between Advance Auto Parts, Inc. and Darren R. Jackson.	10-K	10.47	2/25/2014
10.41	Form of Advance Auto Parts, Inc. SARs Award Agreement and Restricted Stock Unit Award Agreement.	10-K	10.48	2/25/2014
10.42	Restricted Stock Unit Agreement between Advance Auto Parts, Inc. and O. Temple Sloan III dated February 10, 2014.	10-K	10.50	2/25/2014
10.43	First Amendment to Employment Agreement between Advance Auto Parts, Inc. and George E. Sherman and Charles E. Tyson.	10-Q	10.51	11/12/2014
10.44	Fourth Amendment to Employment Agreement between Advance Auto Parts, Inc. and Michael A. Norona.	10-Q	10.52	11/12/2014
10.45	Second Amendment to the Advance Auto Parts, Inc. Employee Stock Purchase Plan (As amended and Restated Effective as of May 15, 2012)	10-K	10.50	3/3/2015
10.46	Fourth Amendment to the Advance Auto Parts, Inc. Deferred Compensation Plan (As Amended and Restated Effective as of January 1, 2008).	10-K	10.51	3/3/2015
10.47	Fourth Amendment to the Advance Auto Parts, Inc. Deferred Stock Unit Plan for Non-Employee Directors and Selected Executives (As Amended and Restated Effective as of January 1, 2008).	10-K	10.52	3/3/2015
10.48	Fifth Amendment to the Advance Auto Parts, Inc. Deferred Compensation Plan (As Amended and Restated Effective as of January 1, 2008).	10-K	10.53	3/3/2015

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith
10.49	Fifth Amendment to the Advance Auto Parts, Inc. Deferred Stock Unit Plan for Non-Employee Directors and Selected Executives (As Amended and Restated Effective as of January 1, 2008).	10-K	10.54	3/3/2015
10.50	First Amendment of Employment Agreement dated as of January 1, 2014, between Advance Auto Parts, Inc. and Jimmie L. Wade.				X
10.51	Second Amendment of Employment Agreement dated as of January 1, 2015, between Advance Auto Parts, Inc. and Jimmie L. Wade.	10-Q	10.55	6/2/2015
10.52	Agreement, dated as of November 11, 2015, by and among Advance Auto Parts, Inc. and Starboard.	8-K	10.1	11/13/2015
10.53	Letter Agreement between Advance Auto Parts, Inc. and John C. Brouillard dated November 11, 2015.				X
10.54	Employment Agreement between Advance Auto Parts, Inc. and Tammy M. Finley dated January 4, 2015.				X
10.55	First Amendment to Employment Agreement between Advance Auto Parts, Inc. and Tammy M. Finley dated August 12, 2015.				X
10.56	Second Amendment to Employment Agreement between Advance Auto Parts, Inc. and George E. Sherman dated November 11, 2015.				X
10.57	Mutual Separation and Release Agreement between Advance Auto Parts, Inc. and Darren R. Jackson dated November 11, 2015.				X
10.58	Restricted Stock Unit Award Agreement between Advance Auto Parts, Inc. and John C. Brouillard dated December 1, 2015.				X
10.59	Mutual Separation and Release Agreement between Advance Auto Parts, Inc. and Jimmie L. Wade dated January 21, 2016.				X
12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges.				X
21.1	Subsidiaries of Advance Auto.				X
23.1	Consent of Deloitte & Touche LLP.				X
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document