Form 10-Q
period 2016-04-23
ADVANCE AUTO PARTS INC
filed 2016-05-31
CIK 1158449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 23, 2016
OR
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

As of May 26, 2016, the registrant had outstanding 73,556,053 shares of Common Stock, par value $0.0001 per share (the only class of common stock of the registrant outstanding).

i

PART I.  FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF
ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
April 23, 2016 and January 2, 2016
(in thousands, except per share data)
(unaudited)

	April 23, 2016	January 2, 2016
Assets
Current assets:
Cash and cash equivalents	$103,708	$90,782
Receivables, net	650,993	597,788
Inventories, net	4,432,968	4,174,768
Other current assets	78,558	77,408
Total current assets	5,266,227	4,940,746
Property and equipment, net of accumulated depreciation of $1,541,340 and $1,489,766	1,432,698	1,434,577
Goodwill	993,742	989,484
Intangible assets, net	676,427	687,125
Other assets, net	69,869	75,769
	$8,438,963	$8,127,701
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$598	$598
Accounts payable	3,318,048	3,203,922
Accrued expenses	534,674	553,163
Other current liabilities	55,243	39,794
Total current liabilities	3,908,563	3,797,477
Long-term debt	1,229,888	1,206,297
Deferred income taxes	442,294	433,925
Other long-term liabilities	229,079	229,354
Commitments and contingencies
Stockholders' equity:
Preferred stock, nonvoting, $0.0001 par value	—	—
Common stock, voting, $0.0001 par value	8	7
Additional paid-in capital	613,032	603,332
Treasury stock, at cost	(131,522)	(119,709)
Accumulated other comprehensive loss	(27,816)	(44,059)
Retained earnings	2,175,437	2,021,077
Total stockholders' equity	2,629,139	2,460,648
	$8,438,963	$8,127,701

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
For the Sixteen Week Periods Ended
April 23, 2016 and April 25, 2015
(in thousands, except per share data)
(unaudited)

	Sixteen Week Periods Ended
	April 23, 2016	April 25, 2015
Net sales	$2,979,778	$3,038,233
Cost of sales, including purchasing and warehousing costs	1,629,889	1,644,309
Gross profit	1,349,889	1,393,924
Selling, general and administrative expenses	1,078,890	1,131,396
Operating income	270,999	262,528
Other, net:
Interest expense	(18,943)	(21,777)
Other income (expense), net	3,123	(1,908)
Total other, net	(15,820)	(23,685)
Income before provision for income taxes	255,179	238,843
Provision for income taxes	96,366	90,731
Net income	$158,813	$148,112

Basic earnings per common share	$2.16	$2.02
Diluted earnings per common share	$2.14	$2.00
Dividends declared per common share	$0.06	$0.06

Weighted average common shares outstanding	73,401	73,122
Weighted average common shares outstanding - assuming dilution	73,847	73,653

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
For the Sixteen Week Periods Ended
April 23, 2016 and April 25, 2015
(in thousands)
(unaudited)

	Sixteen Week Periods Ended
	April 23, 2016	April 25, 2015
Net income	$158,813	$148,112
Other comprehensive income (loss):
Changes in net unrecognized other postretirement benefit costs, net of $118 and $115 tax	(182)	(178)
Currency translation adjustments	16,425	(7,463)
Total other comprehensive income (loss)	16,243	(7,641)
Comprehensive income	$175,056	$140,471

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders' Equity
For the Sixteen Week Period Ended
April 23, 2016
(in thousands, except per share data)
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock, at cost		Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount		Shares	Amount
Balance, January 2, 2016	—	$—	74,775	$7	$603,332	1,461	$(119,709)	$(44,059)	$2,021,077	$2,460,648
Net income									158,813	158,813
Total other comprehensive income								16,243		16,243
Issuance of shares upon the exercise of stock appreciation rights			83	1	—					1
Tax withholdings related to the exercise of stock appreciation rights					(11,134)					(11,134)
Tax benefit from share-based compensation, net					13,124					13,124
Restricted stock and restricted stock units vested			218							—
Share-based compensation					6,626					6,626
Stock issued under employee stock purchase plan			7		1,011					1,011
Repurchase of common stock						78	(11,813)			(11,813)
Cash dividends declared ($0.06 per common share)									(4,453)	(4,453)
Other					73					73
Balance, April 23, 2016	—	$—	75,083	$8	$613,032	1,539	$(131,522)	$(27,816)	$2,175,437	$2,629,139

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows For the Sixteen Week Periods Ended April 23, 2016 and April 25, 2015 (in thousands) (unaudited)
	Sixteen Week Periods Ended
	April 23, 2016	April 25, 2015
Cash flows from operating activities:
Net income	$158,813	$148,112
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	79,320	83,247
Share-based compensation	6,654	8,945
Loss on property and equipment, net	1,484	5,371
Other	(2,006)	818
Provision (benefit) for deferred income taxes	7,164	(5,206)
Excess tax benefit from share-based compensation	(13,145)	(6,498)
Net (increase) decrease in:
Receivables, net	(50,224)	(53,526)
Inventories, net	(246,458)	(171,865)
Other assets	3,806	(845)
Net increase in:
Accounts payable	108,500	45,678
Accrued expenses	20,025	39,494
Other liabilities	1,368	8,486
Net cash provided by operating activities	75,301	102,211
Cash flows from investing activities:
Purchases of property and equipment	(89,138)	(57,038)
Business acquisitions, net of cash acquired	—	(433)
Proceeds from sales of property and equipment	1,227	295
Net cash used in investing activities	(87,911)	(57,176)
Cash flows from financing activities:
Increase in bank overdrafts	14,644	11,628
Borrowings under credit facilities	357,500	442,600
Payments on credit facilities	(331,500)	(469,300)
Dividends paid	(8,850)	(8,813)
Proceeds from the issuance of common stock, primarily for employee stock purchase plan	1,085	1,352
Tax withholdings related to the exercise of stock appreciation rights	(11,134)	(7,572)
Excess tax benefit from share-based compensation	13,145	6,498
Repurchase of common stock	(11,813)	(1,590)
Other	(125)	(110)
Net cash provided by (used in) financing activities	22,952	(25,307)

Effect of exchange rate changes on cash	2,584	(578)

Net increase in cash and cash equivalents	12,926	19,150
Cash and cash equivalents, beginning of period	90,782	104,671
Cash and cash equivalents, end of period	$103,708	$123,821

Advance Auto Parts, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows For the Sixteen Week Periods Ended April 23, 2016 and April 25, 2015 (in thousands) (unaudited)
	Sixteen Week Periods Ended
	April 23, 2016	April 25, 2015
Supplemental cash flow information:
Interest paid	$8,978	$11,592
Income tax payments	56,111	48,930
Non-cash transactions:
Accrued purchases of property and equipment	20,504	13,973
Changes in other comprehensive income from post retirement benefits	(182)	(178)

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Sixteen Week Periods Ended April 23, 2016 and April 25, 2015
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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, have been condensed or omitted based upon the Securities and Exchange Commission ("SEC") interim reporting guidance. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for Fiscal 2015 (filed with the SEC on March 1, 2016).

The accounting policies followed in the presentation of interim financial results are consistent with those followed on an annual basis. These policies are presented in Note 1 to the consolidated financial statements included in the Company’s Annual Report.

The results of operations for the interim periods are not necessarily indicative of the operating results to be expected for the full fiscal year. The first quarter of each of the Company's fiscal years contains 16 weeks. The Company's remaining three quarters consist of 12 weeks.

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

Recently Adopted Accounting Pronouncements

The Company adopted Accounting Standards Update ("ASU") 2015-3 "Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs" effective January 3, 2016, or the beginning of fiscal 2016. ASU 2015-3 simplifies the presentation of debt issuance costs by requiring such costs be presented as a deduction from the corresponding debt liability. Concurrently, the Company also adopted ASU 2015-15 "Interest - Imputed Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements" which clarifies that entities may continue to defer and present debt issuance costs associated with a line-of-credit as an asset and subsequently amortize the deferred costs ratably over the term of the arrangement. The adoption of these ASU's have been retrospectively applied and resulted in a reclassification of $6,864 of debt issuance costs from Other assets,net to Long-term debt in the accompanying consolidated balance sheets as of January 2, 2016.

The Company adopted ASU 2014-12 “Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period" effective January 3, 2016, or the beginning of fiscal 2016. The amendments in this ASU require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The adoption of this standard did not impact the Company's consolidated financial statements as the Company's policies were already consistent with the new guidance.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Sixteen Week Periods Ended April 23, 2016 and April 25, 2015
(in thousands, except per share data)
(unaudited)

Recently Issued Accounting Pronouncements

In March 2016, the FASB issued ASU 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" aimed at simplifying certain aspects of accounting for share-based payment transactions. The areas for simplification include the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods, with early adoption permitted. The standard will be applied both prospectively and retrospectively depending on the provision. The Company is currently evaluating the impact of the adoption of this guidance on its consolidated financial condition, results of operations and cash flows.

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)." This ASU is a comprehensive new lease standard that amends various aspects of existing guidance for leases and requires additional disclosures about leasing arrangements. It will require companies to recognize lease assets, and lease liabilities by lessees, for those leases classified as operating leases under previous GAAP. Topic 842 retains a distinction between finance leases and operating leases. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous lease guidance. The ASU is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years; earlier adoption is permitted. In the financial statements in which the ASU is first applied, leases shall be measured and recognized at the beginning of the earliest comparative period presented with an adjustment to equity. Practical expedients are available for election as a package and if applied consistently to all leases. The Company is currently evaluating the impact of the adoption of this guidance on its consolidated financial condition, results of operations and cash flows.

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

In July 2015, the FASB issued ASU 2015-11 "Inventory (Topic 330): Simplifying the Measurement of Inventory." ASU 2015-11 requires entities to measure most inventory at the lower of cost or net realizable value, simplifying the current requirement that inventories be measured at the lower of cost or market. The ASU will not apply to inventories that are measured using the last-in, first-out method or retail inventory method. The guidance will be effective prospectively for annual periods, and interim periods within those annual periods, that begin after December 15, 2016; earlier adoption is permitted. As the majority of the Company's inventory is accounted for under the last-in, first-out method, the adoption of this guidance is not expected to have a material impact on the Company's consolidated financial condition, results of operations or cash flows.

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

In May 2014, the FASB issued ASU 2014-09 "Revenue from Contracts with Customers." This ASU, along with subsequent ASU's issued to clarify certain provisions of ASU 2014-09, provides a comprehensive new revenue recognition model that expands disclosure requirements and requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. In August

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Sixteen Week Periods Ended April 23, 2016 and April 25, 2015
(in thousands, except per share data)
(unaudited)

2015, the FASB issued ASU 2015-14 which defers the effective date of ASU 2014-09 by one year. As a result, ASU 2014-09 will become effective during annual reporting periods beginning after December 15, 2017 and interim reporting periods during the year of adoption with public entities permitted to early adopt for reporting periods beginning after December 15, 2016. Entities may choose from two transition methods, with certain practical expedients, a full retrospective method or the modified retrospective method. The Company is in the process of evaluating the potential future impact, if any, of this standard on its consolidated financial position, results of operations and cash flows, and which method of adoption is most appropriate for the Company.

2. Inventories, net:

Inventories are stated at the lower of cost or market. The Company used the LIFO method of accounting for approximately 89% of inventories at April 23, 2016 and January 2, 2016. Under LIFO, the Company’s cost of sales reflects the costs of the most recently purchased inventories, while the inventory carrying balance represents the costs for inventories purchased in Fiscal 2016 and prior years. As a result of utilizing LIFO, the Company recorded a reduction to cost of sales of $31,489 and $16,531 for the sixteen weeks ended April 23, 2016 and April 25, 2015, respectively. The Company's overall costs to acquire inventory for the same or similar products have generally decreased historically as the Company has been able to leverage its continued growth and execution of merchandising strategies.

An actual valuation of inventory under the LIFO method is performed by the Company at the end of each fiscal year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected fiscal year-end inventory levels and costs.

Inventory balances at April 23, 2016 and January 2, 2016 were as follows:

	April 23, 2016	January 2, 2016
Inventories at FIFO, net	$4,236,352	$4,009,641
Adjustments to state inventories at LIFO	196,616	165,127
Inventories at LIFO, net	$4,432,968	$4,174,768

3. Exit Activities:

Integration of Carquest stores

The Company approved plans in June 2014 to begin consolidating its Carquest stores acquired with General Parts International, Inc. (“GPI”) on January 2, 2014 as part of a multi-year integration plan. As of April 23, 2016, 266 Carquest stores acquired with GPI had been consolidated into existing Advance Auto Parts stores and 186 stores had been converted to the Advance Auto Parts format. In addition, the Company continued to consolidate or convert the remaining stores that were acquired with B.W.P. Distributors, Inc. ("BWP") on December 31, 2012 (which also operated under the Carquest trade name), all of which had been consolidated or converted as of April 23, 2016. During the sixteen weeks ended April 23, 2016 a total of 89 Carquest stores were consolidated and 27 Carquest stores were converted. During the sixteen weeks ended April 25, 2015 a total of 14 Carquest stores were consolidated and three Carquest stores were converted. Plans are in place to consolidate or convert the remaining Carquest stores over the next few years. As of April 23, 2016, the Company had 768 stores still operating under the Carquest name. The Company incurred $12,185 and $2,733 of exit costs related to the consolidations and conversions during the sixteen weeks ended April 23, 2016 and April 25, 2015, respectively.

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

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Sixteen Week Periods Ended April 23, 2016 and April 25, 2015
(in thousands, except per share data)
(unaudited)

Office Consolidations

In June 2014, the Company approved plans to relocate operations from its Minneapolis, Minnesota and Campbell, California offices to other existing offices of the Company, including its offices in Newark, California, Roanoke, Virginia and Raleigh, North Carolina, and to close its Minneapolis and Campbell offices. The Company also relocated various functions between its existing offices in Roanoke and Raleigh. The relocations and office closings were substantially complete by the end of 2015. The Company incurred restructuring costs of approximately $22,100 under these plans through the end of 2015. Substantially all of these costs were cash expenditures. During the sixteen weeks ended April 25, 2015, the Company recognized $2,007 of severance/outplacement benefits under these restructuring plans and other severance related to the acquisition of GPI. During the sixteen weeks ended April 25, 2015, the Company recognized $1,854 of relocation costs.

Other Exit Activities

During the sixteen weeks ended April 25, 2015 the Company completed its plans approved in August 2014 to consolidate and covert its 40 Autopart International ("AI") stores located in Florida into Advance Auto Parts stores. The Company incurred $2,700 of exit costs associated with this plan during the sixteen weeks ended April 25, 2015, consisting primarily of closed facility lease obligations.

Total Restructuring Liabilities

A summary of the Company’s restructuring liabilities, which are recorded in accrued expenses (current portion) and long-term liabilities (long-term portion) in the accompanying condensed consolidated balance sheet, are presented in the following table:

	Closed Facility Lease Obligations	Severance	Relocation and Other Exit Costs	Total

Balance, January 2, 2016	$42,490	$6,255	$351	$49,096
Reserves established	14,088	420	133	14,641
Change in estimates	(1,198)	(255)	—	(1,453)
Cash payments	(6,162)	(4,465)	(189)	(10,816)
Balance, April 23, 2016	$49,218	$1,955	$295	$51,468

Balance, January 3, 2015	$19,270	$5,804	$1,816	$26,890
Reserves established	34,699	13,351	4,419	52,469
Change in estimates	(205)	(2,009)	—	(2,214)
Cash payments	(11,274)	(10,891)	(5,884)	(28,049)
Balance, January 2, 2016	$42,490	$6,255	$351	$49,096

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Sixteen Week Periods Ended April 23, 2016 and April 25, 2015
(in thousands, except per share data)
(unaudited)

4. Goodwill and Intangible Assets:

Goodwill

The following table reflects the carrying amount of goodwill and the changes in goodwill carrying amounts.

	April 23, 2016	January 2, 2016
	(16 weeks ended)	(52 weeks ended)
Goodwill, beginning of period	$989,484	$995,426
Acquisitions	—	1,995
Changes in foreign currency exchange rates	4,258	(7,937)

Goodwill, end of period	$993,742	$989,484

During 2015, the Company added $1,995 of goodwill associated with the acquisition of 23 stores.

Intangible Assets Other Than Goodwill

Amortization expense was $14,942 and $16,150 for the sixteen weeks ended April 23, 2016 and April 25, 2015, respectively. The gross carrying amounts and accumulated amortization of acquired intangible assets as of April 23, 2016 and January 2, 2016 are comprised of the following:

	April 23, 2016			January 2, 2016
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Customer relationships	$350,871	$(69,719)	$281,152	$358,655	$(70,367)	$288,288
Acquired technology	—	—	—	8,850	(8,850)	—
Favorable leases	56,147	(26,652)	29,495	56,040	(23,984)	32,056
Non-compete and other	54,129	(25,389)	28,740	57,430	(25,368)	32,062
	461,147	(121,760)	339,387	480,975	(128,569)	352,406

Unamortized intangible assets:
Brands, trademark and tradenames	337,040	—	337,040	334,719	—	334,719

Total intangible assets	$798,187	$(121,760)	$676,427	$815,694	$(128,569)	$687,125

During the sixteen weeks ended April 23, 2016, the Company retired $21,950 of fully amortized intangible assets, impacting both the gross carrying amount and accumulated amortization by this amount.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Sixteen Week Periods Ended April 23, 2016 and April 25, 2015
(in thousands, except per share data)
(unaudited)

Future Amortization Expense

The table below shows expected amortization expense for the next five years for acquired intangible assets recorded as of April 23, 2016:

Fiscal Year	Amount
Remainder of 2016	$33,280
2017	45,869
2018	42,986
2019	31,895
2020	31,751
Thereafter	153,606

5. Receivables, net:

Receivables consist of the following:

	April 23, 2016	January 2, 2016
Trade	$427,002	$379,832
Vendor	243,622	229,496
Other	12,585	14,218
Total receivables	683,209	623,546
Less: Allowance for doubtful accounts	(32,216)	(25,758)
Receivables, net	$650,993	$597,788

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Sixteen Week Periods Ended April 23, 2016 and April 25, 2015
(in thousands, except per share data)
(unaudited)

6. Long-term Debt:

Long-term debt consists of the following:

	April 23, 2016	January 2, 2016
Revolving facility at variable interest rates (1.70% and 2.05% at April 23, 2016 and January 2, 2016, respectively) due December 5, 2018	$106,000	$80,000
Term loan at variable interest rates (1.69% at April 23, 2016 and January 2, 2016) due January 2, 2019	80,000	80,000
5.75% Senior Unsecured Notes (net of unamortized discount and debt issuance costs of $2,399 and $2,577 at April 23, 2016 and January 2, 2016, respectively) due May 1, 2020	297,601	297,423
4.50% Senior Unsecured Notes (net of unamortized discount and debt issuance costs of $1,575 and $1,660 at April 23, 2016 and January 2, 2016, respectively) due January 15, 2022	298,425	298,340
4.50% Senior Unsecured Notes (net of unamortized discount and debt issuance costs of $4,023 and $4,179 at April 23, 2016 and January 2, 2016) due December 1, 2023	445,977	445,821
Other	2,483	5,311
	1,230,486	1,206,895
Less: Current portion of long-term debt	(598)	(598)
Long-term debt, excluding current portion	$1,229,888	$1,206,297

Adoption of new accounting pronouncement

The Company adopted ASU 2015-3 and ASU 2015-15 effective January 3, 2016, or the beginning of fiscal 2016. ASU 2015-3 simplifies the presentation of debt issuance costs by requiring such costs be presented as a deduction from the corresponding debt liability. ASU 2015-15 clarifies that entities may continue to defer and present debt issuance costs associated with a line-of-credit as an asset and subsequently amortize the deferred costs ratably over the term of the arrangement. The adoption of these ASU's has been retrospectively applied and resulted in a reclassification of $6,864 of debt issuance costs from Other assets to Long-term debt as of January 2, 2016.

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

As of April 23, 2016, under the 2013 Credit Agreement, the Company had outstanding borrowings of $106,000 under the revolver and $80,000 under the term loan. As of April 23, 2016, the Company also had letters of credit outstanding of $105,714, which reduced the availability under the revolver to $788,286. The letters of credit generally have a term of one year or less and primarily serve as collateral for the Company’s self-insurance policies.

The interest rate on borrowings under the revolving credit facility is based, at the Company’s option, on adjusted LIBOR, plus a margin, or an alternate base rate, plus a margin. The current margin is 1.10% and 0.10% per annum for the adjusted

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Sixteen Week Periods Ended April 23, 2016 and April 25, 2015
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

The 2013 Credit Agreement contains customary covenants restricting the ability of: (a) subsidiaries of Advance Stores to, among other things, create, incur or assume additional debt; (b) Advance Stores and its subsidiaries to, among other things, (i) incur liens, (ii) make loans and investments, (iii) guarantee obligations, and (iv) change the nature of its business conducted by itself and its subsidiaries; (c) Advance, Advance Stores and their subsidiaries to, among other things (i) engage in certain mergers, acquisitions, asset sales and liquidations, (ii) enter into certain hedging arrangements, (iii) enter into restrictive agreements limiting its ability to incur liens on any of its property or assets, pay distributions, repay loans, or guarantee indebtedness of its subsidiaries, and (iv) engage in sale-leaseback transactions; and (d) Advance, among other things, to change its holding company status. Advance and Advance Stores are required to comply with financial covenants with respect to a maximum leverage ratio and a minimum consolidated coverage ratio. The 2013 Credit Agreement also provides for customary events of default, including non-payment defaults, covenant defaults and cross-defaults to Advance Stores’ other material indebtedness. The Company was in compliance with its covenants with respect to the 2013 Credit Agreement as of April 23, 2016.

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

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Sixteen Week Periods Ended April 23, 2016 and April 25, 2015
(in thousands, except per share data)
(unaudited)

bankruptcy, insolvency or reorganization affecting the Company and certain of its subsidiaries. In the case of an event of default, the principal amount of the Notes plus accrued and unpaid interest may be accelerated. The Indenture also contains covenants limiting the ability of the Company and its subsidiaries to incur debt secured by liens and to enter into sale and lease-back transactions.

Debt Guarantees

The Company is a guarantor of loans made by banks to various independently-owned Carquest stores that are customers of the Company ("Independents") totaling $28,301 as of April 23, 2016. The Company has concluded that some of these guarantees meet the definition of a variable interest in a variable interest entity. However, the Company does not have the power to direct the activities that most significantly affect the economic performance of the Independents and therefore is not the primary beneficiary of these stores. Upon entering into a relationship with certain Independents, the Company guaranteed the debt of those stores to aid in the procurement of business loans. These loans are collateralized by security agreements on merchandise inventory and other assets of the borrowers. The approximate value of the inventory collateralized in these agreements is $72,237 as of April 23, 2016. The Company believes that the likelihood of performance under these guarantees is remote, and any fair value attributable to these guarantees would be very minimal.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

During the sixteen weeks ended April 23, 2016, the Company had no significant assets or liabilities that were measured at fair value on a recurring basis.

Non-Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). During the sixteen weeks ended April 23, 2016, the Company had no significant fair value measurements of non-financial assets or liabilities.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Sixteen Week Periods Ended April 23, 2016 and April 25, 2015
(in thousands, except per share data)
(unaudited)

Fair Value of Financial Assets and Liabilities

The carrying amounts of the Company’s cash and cash equivalents, accounts receivable, bank overdrafts, accounts payable, accrued expenses and the current portion of long term debt approximate their fair values due to the relatively short term nature of these instruments. The fair value of the Company’s senior unsecured notes was determined using Level 2 inputs based on quoted market prices, and the Company believes that the carrying value of its other long-term debt and certain long-term liabilities approximate fair value. The carrying value and fair value of the Company's long-term debt as of April 23, 2016 and January 2, 2016, respectively, are as follows:

	April 23, 2016	January 2, 2016
Carrying Value	$1,229,888	$1,206,297
Fair Value	$1,312,000	$1,262,000

The adoption of ASU 2015-3 resulted in a reclassification of $6,864 of debt issuance costs from Other assets, net to Long-term debt decreasing the carrying value as of January 2, 2016.

8. Stock Repurchases:

The Company’s stock repurchase program allows it to repurchase its common stock on the open market or in privately negotiated transactions from time to time in accordance with the requirements of the SEC. The Company's $500,000 stock repurchase program in place as of April 23, 2016 was authorized by its Board of Directors on May 14, 2012.

During the sixteen week period ended April 23, 2016 the Company repurchased no shares of its common stock under its stock repurchase program. The Company had $415,092 remaining under its stock repurchase program as of April 23, 2016.

 The Company repurchased 78 shares of its common stock at an aggregate cost of $11,813, or an average price of $152.51 per share, in connection with the net settlement of shares issued as a result of the vesting of restricted stock units during the sixteen weeks ended April 23, 2016.

9. Earnings per Share:

Certain of the Company’s shares granted to Team Members in the form of restricted stock and restricted stock units are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per share. For the sixteen week periods ended April 23, 2016 and April 25, 2015, earnings of $610 and $534, respectively, were allocated to the participating securities.

Diluted earnings per share are calculated by including the effect of dilutive securities. Share-based awards to purchase approximately 22 and 7 shares of common stock that had an exercise price in excess of the average market price of the common stock during the sixteen week periods ended April 23, 2016 and April 25, 2015, respectively, were not included in the calculation of diluted earnings per share because they were anti-dilutive.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Sixteen Week Periods Ended April 23, 2016 and April 25, 2015
(in thousands, except per share data)
(unaudited)

The following table illustrates the computation of basic and diluted earnings per share for the sixteen week periods ended April 23, 2016 and April 25, 2015, respectively:

	Sixteen Weeks Ended
	April 23, 2016	April 25, 2015
Numerator
Net income	$158,813	$148,112
Participating securities' share in earnings	(610)	(534)
Net income applicable to common shares	$158,203	$147,578
Denominator
Basic weighted average common shares	73,401	73,122
Dilutive impact of share-based awards	446	531
Diluted weighted average common shares	73,847	73,653

Basic earnings per common share
Net income applicable to common stockholders	$2.16	$2.02

Diluted earnings per common share
Net income applicable to common stockholders	$2.14	$2.00

10. Share-Based Compensation:

The Company grants share-based compensation awards to its Team Members and members of its Board of Directors as provided for under the Company’s 2014 Long-Term Incentive Plan, or 2014 LTIP, which was approved by the Company's shareholders on May 14, 2014. Currently, the grants are in the form of stock appreciation rights (“SARs”), restricted stock units ("RSUs") and deferred stock units (“DSUs”).

The Company granted 50 performance-based RSUs, 52 time-based RSUs, 69 time-based SARs and 67 performance-based SARs during the sixteen week period ended April 23, 2016. The majority of these grants represent an off-cycle award granted in accordance with the employment agreement reached with the Company’s new CEO hired in April 2016. The weighted average fair values of the performance-based and time-based RSUs granted during the sixteen week period ended April 23, 2016 were and $160.94 and $157.29 per share, respectively. The fair value of each RSU was determined based on the market price of the Company’s stock on the date of grant. The weighted average fair values of the performance-based and time-based SARs granted during the sixteen week period ended April 23, 2016 were and $37.51 and $43.64 per share, respectively. The fair value of each SAR was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Black-Scholes Option Valuation Assumptions	April 23, 2016

Risk-free interest rate (1)	1.2%
Expected dividend yield	0.2%
Expected stock price volatility (2)	27.5%
Expected life of awards (in months) (3)	57

(1)	The risk-free interest rate is based on the U.S. Treasury constant maturity interest rate having a term consistent with the expected life of the award.

(2)	Expected volatility is determined using a blend of historical and implied volatility.

(3)	The expected life of the Company's awards represents the estimated period of time until exercise and is based on historical experience of previously granted awards.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Sixteen Week Periods Ended April 23, 2016 and April 25, 2015
(in thousands, except per share data)
(unaudited)

See the Company's Annual Report on Form 10-K for the year ended January 2, 2016, for a more detailed discussion regarding the terms of the Company’s share-based compensation awards.

The Company recognizes share-based compensation expense on a straight-line basis net of estimated forfeitures. Forfeitures are estimated based on historical experience. Total share-based compensation expense included in the Company’s consolidated statements of operations was $6,654 for the sixteen week period ended April 23, 2016 and the related income tax benefit recognized was $2,462. As of April 23, 2016, there was $45,838 of unrecognized compensation expense related to all share-based awards that is expected to be recognized over a weighted average period of 1.8 years.

The aggregate intrinsic value for outstanding awards at April 23, 2016 was approximately $113,986 based on the Company's closing stock price of $158.40 as of the last trading day of the first fiscal quarter ending April 23, 2016. For the sixteen weeks ended April 23, 2016, the aggregate intrinsic value for awards exercised was $57,116.

11. Warranty Liabilities:

The following table presents changes in the Company’s warranty reserves:

	April 23, 2016	January 2, 2016
	(16 weeks ended)	(52 weeks ended)
Warranty reserve, beginning of period	$44,479	$47,972
Additions to warranty reserves	10,907	44,367
Reserves utilized	(11,436)	(47,860)

Warranty reserve, end of period	$43,950	$44,479

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

The following tables present condensed consolidating balance sheets as of April 23, 2016 and January 2, 2016 and condensed consolidating statements of operations, comprehensive income and cash flows for the sixteen weeks ended April 23, 2016 and April 25, 2015, and should be read in conjunction with the condensed consolidated financial statements herein.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Sixteen Week Periods Ended April 23, 2016 and April 25, 2015
(in thousands, except per share data)
(unaudited)

Condensed Consolidating Balance Sheets
As of April 23, 2016

	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$8	$68,563	$35,145	$(8)	$103,708
Receivables, net	—	613,917	37,076	—	650,993
Inventories, net	—	4,242,073	190,895	—	4,432,968
Other current assets	12,691	76,889	1,749	(12,771)	78,558
Total current assets	12,699	5,001,442	264,865	(12,779)	5,266,227
Property and equipment, net of accumulated depreciation	146	1,422,432	10,120	—	1,432,698
Goodwill	—	943,320	50,422	—	993,742
Intangible assets, net	—	626,442	49,985	—	676,427
Other assets, net	9,766	69,080	789	(9,766)	69,869
Investment in subsidiaries	2,706,735	344,783	—	(3,051,518)	—
Intercompany note receivable	1,048,240	—	—	(1,048,240)	—
Due from intercompany, net	—	—	333,654	(333,654)	—
	$3,777,586	$8,407,499	$709,835	$(4,455,957)	$8,438,963
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$—	$598	$—	$—	$598
Accounts payable	203	3,016,253	301,592	—	3,318,048
Accrued expenses	3,138	514,852	29,455	(12,771)	534,674
Other current liabilities	—	43,997	11,254	(8)	55,243
Total current liabilities	3,341	3,575,700	342,301	(12,779)	3,908,563
Long-term debt	1,042,003	187,885	—	—	1,229,888
Deferred income taxes	—	431,785	20,275	(9,766)	442,294
Other long-term liabilities	—	226,603	2,476	—	229,079
Intercompany note payable	—	1,048,240	—	(1,048,240)	—
Due to intercompany, net	103,103	230,551	—	(333,654)	—
Commitments and contingencies

Stockholders' equity	2,629,139	2,706,735	344,783	(3,051,518)	2,629,139
	$3,777,586	$8,407,499	$709,835	$(4,455,957)	$8,438,963

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Sixteen Week Periods Ended April 23, 2016 and April 25, 2015
(in thousands, except per share data)
(unaudited)

Condensed Consolidating Balance Sheets
As of January 2, 2016

	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$8	$63,458	$27,324	$(8)	$90,782
Receivables, net	—	568,106	29,682	—	597,788
Inventories, net	—	4,009,335	165,433	—	4,174,768
Other current assets	178	78,904	1,376	(3,050)	77,408
Total current assets	186	4,719,803	223,815	(3,058)	4,940,746
Property and equipment, net of accumulated depreciation	154	1,425,319	9,104	—	1,434,577
Goodwill	—	943,319	46,165	—	989,484
Intangible assets, net	—	640,583	46,542	—	687,125
Other assets, net	9,500	75,025	745	(9,501)	75,769
Investment in subsidiaries	2,523,076	302,495	—	(2,825,571)	—
Intercompany note receivable	1,048,161	—	—	(1,048,161)	—
Due from intercompany, net	—	—	325,077	(325,077)	—
	$3,581,077	$8,106,544	$651,448	$(4,211,368)	$8,127,701
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$—	$598	$—	$—	$598
Accounts payable	103	2,903,287	300,532	—	3,203,922
Accrued expenses	2,378	529,076	24,759	(3,050)	553,163
Other current liabilities	—	36,270	3,532	(8)	39,794
Total current liabilities	2,481	3,469,231	328,823	(3,058)	3,797,477
Long-term debt	1,041,584	164,713	—	—	1,206,297
Deferred income taxes	—	425,094	18,332	(9,501)	433,925
Other long-term liabilities	—	227,556	1,798	—	229,354
Intercompany note payable	—	1,048,161	—	(1,048,161)	—
Due to intercompany, net	76,364	248,713	—	(325,077)	—
Commitments and contingencies

Stockholders' equity	2,460,648	2,523,076	302,495	(2,825,571)	2,460,648
	$3,581,077	$8,106,544	$651,448	$(4,211,368)	$8,127,701

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Sixteen Week Periods Ended April 23, 2016 and April 25, 2015
(in thousands, except per share data)
(unaudited)

Condensed Consolidating Statements of Operations
For the Sixteen weeks ended April 23, 2016

	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$2,892,386	$188,975	$(101,583)	$2,979,778
Cost of sales, including purchasing and warehousing costs	—	1,598,817	132,655	(101,583)	1,629,889
Gross profit	—	1,293,569	56,320	—	1,349,889
Selling, general and administrative expenses	7,911	1,060,767	28,358	(18,146)	1,078,890
Operating (loss) income	(7,911)	232,802	27,962	18,146	270,999
Other, net:
Interest expense	(16,143)	(2,823)	23	—	(18,943)
Other income (expense), net	23,542	(6,276)	4,003	(18,146)	3,123
Total other, net	7,399	(9,099)	4,026	(18,146)	(15,820)
Income before provision for income taxes	(512)	223,703	31,988	—	255,179
(Benefit) provision for income taxes	(1,430)	91,275	6,521	—	96,366
Income before equity in earnings of subsidiaries	918	132,428	25,467	—	158,813
Equity in earnings of subsidiaries	157,895	25,467	—	(183,362)	—
Net income	$158,813	$157,895	$25,467	$(183,362)	$158,813

Condensed Consolidating Statements of Operations
For the Sixteen weeks ended April 25, 2015

	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$2,955,591	$171,385	$(88,743)	$3,038,233
Cost of sales, including purchasing and warehousing costs	—	1,610,362	122,690	(88,743)	1,644,309
Gross profit	—	1,345,229	48,695	—	1,393,924
Selling, general and administrative expenses	4,728	1,115,813	29,123	(18,268)	1,131,396
Operating (loss) income	(4,728)	229,416	19,572	18,268	262,528
Other, net:
Interest expense	(16,282)	(5,582)	87	—	(21,777)
Other income (expense), net	21,012	(2,181)	(2,471)	(18,268)	(1,908)
Total other, net	4,730	(7,763)	(2,384)	(18,268)	(23,685)
Income before provision for income taxes	2	221,653	17,188	—	238,843
(Benefit) provision for income taxes	10	87,718	3,003	—	90,731
Income before equity in earnings of subsidiaries	(8)	133,935	14,185	—	148,112
Equity in earnings of subsidiaries	148,120	14,185	—	(162,305)	—
Net income	$148,112	$148,120	$14,185	$(162,305)	$148,112

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Sixteen Week Periods Ended April 23, 2016 and April 25, 2015
(in thousands, except per share data)
(unaudited)

Condensed Consolidating Statements of Comprehensive Income
For the Sixteen Weeks ended April 23, 2016

	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$158,813	$157,895	$25,467	$(183,362)	$158,813
Other comprehensive income:
Changes in net unrecognized other postretirement benefit costs	—	(182)	—	—	(182)
Currency translation adjustments	—	—	16,425	—	16,425
Equity in other comprehensive income of subsidiaries	16,243	16,425	—	(32,668)	—
Other comprehensive income	16,243	16,243	16,425	(32,668)	16,243
Comprehensive income	$175,056	$174,138	$41,892	$(216,030)	$175,056

Condensed Consolidating Statements of Comprehensive Income
For the Sixteen Weeks ended April 25, 2015

	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$148,112	$148,120	$14,185	$(162,305)	$148,112
Other comprehensive loss:
Changes in net unrecognized other postretirement benefit costs	—	(178)	—	—	(178)
Currency translation adjustments	—	—	(7,463)	—	(7,463)
Equity in other comprehensive loss of subsidiaries	(7,641)	(7,463)	—	15,104	—
Other comprehensive loss	(7,641)	(7,641)	(7,463)	15,104	(7,641)
Comprehensive income	$140,471	$140,479	$6,722	$(147,201)	$140,471

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Sixteen Week Periods Ended April 23, 2016 and April 25, 2015
(in thousands, except per share data)
(unaudited)

Condensed Consolidating Statements of Cash Flows
For the Sixteen weeks ended April 23, 2016

	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$76,204	$(903)	$—	$75,301
Cash flows from investing activities:
Purchases of property and equipment	—	(88,303)	(835)	—	(89,138)
Proceeds from sales of property and equipment	—	1,226	1	—	1,227
Net cash used in investing activities	—	(87,077)	(834)	—	(87,911)
Cash flows from financing activities:
Increase in bank overdrafts	—	7,670	6,974	—	14,644
Borrowings under credit facilities	—	357,500	—	—	357,500
Payments on credit facilities	—	(331,500)	—	—	(331,500)
Dividends paid	—	(8,850)	—	—	(8,850)
Proceeds from the issuance of common stock, primarily for employee stock purchase plan	—	1,085	—	—	1,085
Tax withholdings related to the exercise of stock appreciation rights	—	(11,134)	—	—	(11,134)
Excess tax benefit from share-based compensation	—	13,145	—	—	13,145
Repurchase of common stock	—	(11,813)	—	—	(11,813)
Other	—	(125)	—	—	(125)
Net cash provided by financing activities	—	15,978	6,974	—	22,952
Effect of exchange rate changes on cash	—	—	2,584	—	2,584
Net increase in cash and cash equivalents	—	5,105	7,821	—	12,926
Cash and cash equivalents, beginning of period	8	63,458	27,324	(8)	90,782
Cash and cash equivalents, end of period	$8	$68,563	$35,145	$(8)	$103,708

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Sixteen Week Periods Ended April 23, 2016 and April 25, 2015
(in thousands, except per share data)
(unaudited)

Condensed Consolidating Statements of Cash Flows
For the Sixteen weeks ended April 25, 2015

	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$—	$98,629	$3,582	$—	$102,211
Cash flows from investing activities:
Purchases of property and equipment	—	(56,157)	(881)	—	(57,038)
Business acquisitions, net of cash acquired	—	(433)	—	—	(433)
Proceeds from sales of property and equipment	—	291	4	—	295
Net cash used in investing activities	—	(56,299)	(877)	—	(57,176)
Cash flows from financing activities:
Increase in bank overdrafts	—	3,362	8,266	—	11,628
Borrowings under credit facilities	—	442,600	—	—	442,600
Payments on credit facilities	—	(469,300)	—	—	(469,300)
Dividends paid	—	(8,813)	—	—	(8,813)
Proceeds from the issuance of common stock, primarily for employee stock purchase plan	—	1,352	—	—	1,352
Tax withholdings related to the exercise of stock appreciation rights	—	(7,572)	—	—	(7,572)
Excess tax benefit from share-based compensation	—	6,498	—	—	6,498
Repurchase of common stock	—	(1,590)	—	—	(1,590)
Other	—	(110)	—	—	(110)
Net cash (used in) provided by financing activities	—	(33,573)	8,266	—	(25,307)
Effect of exchange rate changes on cash	—	—	(578)	—	(578)
Net increase in cash and cash equivalents	—	8,757	10,393	—	19,150
Cash and cash equivalents, beginning of period	9	65,345	39,326	(9)	104,671
Cash and cash equivalents, end of period	$9	$74,102	$49,719	$(9)	$123,821

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
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

Listed below and discussed in our Annual Report on Form 10-K for the year ended January 2, 2016 (filed with the Securities and Exchange Commission, or SEC, on March 1, 2016), which we refer to as our 2015 Form 10-K, are some important risks, uncertainties and contingencies which could cause our actual results, performance or achievements to be materially different from any forward-looking statements made or implied in this report. These include, but are not limited to, the following:

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

•
the risk that we may experience difficulty in successfully implementing leadership changes, including the failure to ensure effective transfer of knowledge necessary for the persons appointed to lead and provide results in their new role; the potential disruption to our business resulting from announced leadership changes; the impact of announced leadership changes on our relationships with customers, suppliers and other business partners; and our ability to attract, develop and retain executives and other employees, or Team Members;

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

Introduction

We are a leading automotive aftermarket parts provider in North America, serving "do-it-for me", or Commercial, and "do-it-yourself", or DIY, customers as well as independently-owned operators. As of April 23, 2016, we operated a total of 5,086 stores and 125 distribution branches, primarily within the United States, with additional locations in Canada, Puerto Rico and the U.S. Virgin Islands. Our stores operate primarily under the trade names "Advance Auto Parts (AAP)," "Autopart International (AI)" and "Carquest," and our distribution branches operate under the "Worldpac" trade name. In addition, we serve approximately 1,300 independently-owned Carquest stores ("independent stores").

Our stores and branches offer a broad selection of brand name, original equipment manufacturer ("OEM") and private label automotive replacement parts, accessories, batteries and maintenance items for domestic and imported cars, vans, sport utility vehicles and light and heavy duty trucks. Through our integrated operating approach, we serve our Commercial and DIY customers from our store and branch locations and online at www.AdvanceAutoParts.com and www.Worldpac.com. Our Commercial customers, consisting primarily of delivery customers for whom we deliver product from our store and branch locations to our Commercial customers’ places of business, including independent garages, service stations and auto dealers, can conveniently place their orders online through these websites. Our online websites also allow our DIY customers to pick up merchandise ordered online at a conveniently located store or have their purchases shipped directly to them.

Management Overview

We generated diluted earnings per share, or diluted EPS, of $2.14 during our sixteen weeks ended April 23, 2016 (or the first quarter of Fiscal 2016) compared to $2.00 for the comparable period of Fiscal 2015. The increase in our diluted EPS was driven primarily by an increase in our operating margin as a result of lower SG&A expenses, partially offset by a decrease in our gross profit rate. When adjusted for the following non-operational items, our adjusted diluted earnings per share ("Adjusted Cash EPS") was $2.51 during the first quarter of Fiscal 2016 compared to $2.39 during the comparable period of Fiscal 2015:

	Q1 2016	Q1 2015
GPI integration, store consolidation and support center restructuring	$0.26	$0.28
Amortization related to the acquired intangible assets from GPI	$0.11	$0.11

Refer to the "Reconciliation of Non-GAAP Financial Measures" section for further details of our non-GAAP adjustments.

Our comparable store sales declined 1.9% compared to the first quarter of Fiscal 2015 driven primarily by challenges with product availability and service levels. We also believe our results were impacted by inconsistent weather patterns that negatively impacted our colder weather markets toward the end of the quarter. Our seasonal categories most impacted were batteries and hard parts, which were partially offset by strength in brakes. Despite the lower sales and gross profit rate, our Adjusted Cash EPS increased 5% over the comparable quarter of Fiscal 2015 due to our cost reduction initiatives and benefits from the cost reduction actions taken in 2015.

Summary of First Quarter Financial Results

A high-level summary of our financial results for the first quarter of Fiscal 2016 is included below:

•
Total sales during the first quarter of Fiscal 2016 were $2,979.8 million, a decrease of 1.9% as compared to the first quarter of Fiscal 2015. This decrease was primarily driven by a comparable store sales decline of 1.9%.

•
Our operating income for the first quarter of Fiscal 2016 was $271.0 million, an increase of $8.5 million from the comparable period of Fiscal 2015. As a percentage of total sales, operating income was 9.1%, an increase of 45 basis points versus the comparable period of Fiscal 2015, inclusive of integration and restructuring expenses.

•
Our inventory balance as of April 23, 2016 increased $258.2 million, or 6.2%, over our inventory balance as of January 2, 2016, driven mainly by investments in product availability, seasonal inventory build and the opening of new locations, including a new Worldpac distribution center, as well as lower than expected sales for the quarter.

•
We generated operating cash flow of $75.3 million during the sixteen weeks ended April 23, 2016, a decrease of 26.3% from the comparable period of Fiscal 2015, primarily due to cash outflows associated with inventory, net of accounts payable, partially offset by higher earnings.

Refer to the "Results of Operations" and "Liquidity and Capital Resources" sections for further details of our income statement and cash flow results, respectively.

Business and Industry Update

Our focus in 2016 is to regain top line sales growth as the first step towards driving sustainable, long-term performance improvement. In connection with the hiring of our new CEO in April 2016, we are evaluating all facets of our business, while continuing the implementation of a more focused field centric organization where our Team Members are empowered to make decisions to improve execution and drive sales. Our framework for the future will focus on growth, productivity and people and culture. We will develop a demand based growth strategy that remains customer-focused and is concentrated in getting the right parts to the right places at the right time predictably, reliably and consistently. We will instill a relentless focus on productivity and ensuring that we build new capabilities as we reduce waste and cost in our system, while investing some of these cost savings in our future growth. Our people strategy will support our business strategy and foster a diverse culture which mirrors the market and empowers our Team Members to win in the marketplace.

We will also continue toward achievement of our multi-year GPI integration milestones, focused on the integration of our Advance Auto Parts and Carquest operations. During 2015, we completed the support center consolidations that were initiated in 2014, integrated our field teams, harmonized pricing and brands and substantially completed product changeovers. In addition, we completed the first major wave of the Carquest store consolidations and conversions that we began in the second half of 2014. During 2016, we will continue executing our integration plans by consolidating or converting an estimated additional 325 to 350 Carquest stores. In addition, we will shift our focus to the deployment of systems necessary to align critical capabilities within our supply chain and stores.

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

Store Development

We serve our Commercial and DIY customers in a similar fashion through four different store brands. The table below sets forth detail of our store and branch development activity for the sixteen weeks ended April 23, 2016, including the consolidation of stores as part of our integration plans and the number of locations with Commercial delivery programs. In addition to the changes in our store counts detailed below, during the sixteen weeks ended April 23, 2016 we relocated 11 of our stores. During Fiscal 2016, we anticipate adding approximately 65 to 75 new stores and branches and consolidating or converting between 325 to 350 Carquest stores.

	AAP	AI	CARQUEST (1)	WORLDPAC	Total
January 2, 2016	4,102	184	885	122	5,293
New	13	—	1	3	17
Closed	(5)	(3)	(2)	—	(10)
Consolidated (2)	—	—	(89)	—	(89)
Converted (3)	27	—	(27)	—	—
April 23, 2016	4,137	181	768	125	5,211
Locations with commercial delivery programs	3,563	181	768	125	4,637
(1) Includes activity for stores acquired with B.W.P. Distributors, Inc. that operate under the Carquest trade name.
(2) Consolidated stores include Carquest stores whose operations were consolidated into existing AAP locations as a result of the planned integration of Carquest.
(3) Converted stores include Carquest stores that were re-branded as an AAP store as a result of the planned integration of Carquest.
Critical Accounting Policies

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Our discussion and analysis of the financial condition and results of operations are based on these financial statements. The preparation of these financial statements requires the application of accounting policies in addition to certain estimates and judgments by our management. Our estimates and judgments are based on currently available information, historical results and other assumptions we believe are reasonable. Actual results could differ materially from these estimates. During the sixteen weeks ended April 23, 2016, we consistently applied the critical accounting policies discussed in our 2015 Form 10-K. For a complete discussion regarding these critical accounting policies, refer to the 2015 Form 10-K.

Components of Statement of Operations

Net Sales

Net sales consist primarily of merchandise sales from our store and branch locations to both our Commercial and DIY customers, sales from our e-commerce websites and sales to independently-owned Carquest stores. Sales are recorded net of discounts and rebates, sales taxes and estimated returns and allowances. Our total sales growth is comprised of both comparable store sales and new store sales. We calculate comparable store sales based on the change in store or branch sales starting once a store location has been open for 13 complete accounting periods (approximately one year) and by including e-commerce sales. Sales to independently-owned Carquest stores are excluded from our comparable store sales. We include sales from relocated stores in comparable store sales from the original date of opening. Acquired stores are included in our comparable store sales once the stores have completed 13 complete accounting periods following the acquisition date (approximately one year).

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

Results of Operations

The following table sets forth certain of our operating data expressed as a percentage of net sales for the periods indicated.

	Sixteen Week Periods Ended
	April 23, 2016	April 25, 2015
Net sales	100.0%	100.0%
Cost of sales, including purchasing and warehousing costs	54.7	54.1
Gross profit	45.3	45.9
Selling, general and administrative expenses	36.2	37.2
Operating income	9.1	8.6
Interest expense	(0.6)	(0.7)
Other income (expense), net	0.1	(0.1)
Provision for income taxes	3.2	3.0
Net income	5.3%	4.9%

Net Sales

Net sales for the sixteen weeks ended April 23, 2016 were $2,979.8 million, a decrease of $58.5 million, or 1.9%, as compared to net sales for the sixteen weeks ended April 25, 2015. The sales decrease was primarily due to our comparable store sales decrease of 1.9% and the portion of sales that did not transfer from stores that were consolidated over the last four quarters. This decrease was partially offset by the addition of 11 stores, net of closed stores, and 10 new branches since April 25, 2015. While the number of transactions was down for both Commercial and DIY customers, we saw a modest increase in ticket size compared to the prior year for both groups of customers.

Our comparable store sales decrease was driven by internal and external factors. Internally we continue to experience inconsistent execution related to market availability and service levels which pressured sales in the first quarter. With regard to external factors, we saw a continuation of the milder winter weather that we experienced in the fourth quarter that negatively impacted our sales - with lower demand towards the end of the quarter as we experienced a delayed start to spring, primarily in our colder weather markets where approximately 40% of our stores are located. This is evidenced by more pronounced declines in comparable store sales in the Northeast and Great Lake markets. Partially offsetting these negative impacts is approximately 60 basis points of positive contribution from the sales transferred to comparable stores from stores consolidated over the last four quarters.

From a category perspective, we saw sales declines in our seasonal categories with the largest impact during the quarter in batteries and hard parts. This was partially offset by continued strong brake sales across both Commercial and DIY.

Gross Profit

Gross profit for the sixteen weeks ended April 23, 2016 was $1,349.9 million, or 45.3% of net sales, as compared to $1,393.9 million, or 45.9% of net sales, for the comparable period of last year, representing a decrease of 58 basis points. The 58 basis-point decrease in gross profit rate was primarily due to higher supply chain costs driven by the increasing inventory levels and supply chain expense deleverage as a result of our comparable store sales decline.

SG&A

SG&A expenses for the sixteen weeks ended April 23, 2016 were $1,078.9 million, or 36.2% of net sales, as compared to $1,131.4 million, or 37.2% of net sales, for the comparable period of last year, representing a decrease of 103 basis-points. This decrease was primarily the result of our continued cost reduction initiatives and disciplined efforts to lower administrative and support costs, offset by fixed cost deleverage due to our comparable stores sales decline.

Operating Income

Operating income for the sixteen weeks ended April 23, 2016 was $271.0 million, or 9.1% of net sales, as compared to $262.5 million, or 8.6% of net sales, for the comparable period of last year. The rate is reflective of a decrease in our SG&A rate partially offset by a decrease in our gross profit rate from the comparable period of Fiscal 2015. These changes on a rate basis were due to the gross profit and SG&A drivers previously discussed.

Interest Expense

Interest expense for the sixteen weeks ended April 23, 2016 was $18.9 million, or 0.6% of net sales, as compared to $21.8 million, or 0.7% of net sales, for the comparable period in Fiscal 2015. The decrease in interest expense for the sixteen weeks ended April 23, 2016 was due to repayments made on our credit facility over the last year.

Income Taxes

Income tax expense for the sixteen weeks ended April 23, 2016 was $96.4 million, as compared to $90.7 million for the comparable period of Fiscal 2015. Our effective income tax rate was 37.8% and 38.0% for the sixteen weeks ended April 23, 2016 and April 25, 2015, respectively.

Net Income

Net income for the sixteen weeks ended April 23, 2016 was $158.8 million, or $2.14 per diluted share, as compared to $148.1 million, or $2.00 per diluted share, for the comparable period of Fiscal 2015. As a percentage of net sales, net income for the sixteen weeks ended April 23, 2016 was 5.3%, as compared to 4.9% for the comparable period of Fiscal 2015. Negatively impacting diluted EPS and net income in the first quarter of Fiscal 2016 and Fiscal 2015 were GPI integration, store consolidation and support center restructuring expenses and amortization of intangible assets related to the GPI acquisition of $44.0 million and $45.8 million, respectively, or $0.37 and $0.39 per diluted share, respectively.

Reconciliation of Non-GAAP Financial Measures

"Management’s Discussion and Analysis of Financial Condition and Results of Operations" include certain financial measures not derived in accordance with generally accepted accounting principles (“GAAP”). Non-GAAP financial measures should not be used as a substitute for GAAP financial measures, or considered in isolation, for the purpose of analyzing our operating performance, financial position or cash flows. However, we have presented the non-GAAP financial measures, as we believe the reporting of financial results on a non-GAAP basis is important in assessing the overall performance of the business and is therefore useful to investors and prospective investors. We believe that the presentation of financial results that exclude non-cash charges related to the acquired GPI intangibles and non-operational expenses associated with the integration of GPI, store consolidation costs and support center restructuring costs provide meaningful supplemental information to both management and investors, which is indicative of our base operations. We have included a reconciliation of this information to the most comparable GAAP measures in the following table.

	Sixteen Week Periods Ended (in thousands, except per share data)
	April 23, 2016	April 25, 2015
Adjusted net income	$186,102	$176,478
SG&A adjustments (a)	(44,015)	(45,751)
Provision for income taxes on adjustments (b)	16,726	17,385
Net income (GAAP)	$158,813	$148,112

Adjusted Cash EPS	$2.51	$2.39
SG&A adjustments, net of tax	(0.37)	(0.39)
Diluted earnings per common share (GAAP)	$2.14	$2.00

(a)
The adjustments to SG&A expenses for the sixteen weeks ended April 23, 2016 include GPI integration, store consolidation costs and support center restructuring costs of $31,353 and GPI amortization of acquired intangible assets of $12,662. The adjustments to SG&A expenses for the sixteen weeks ended April 25, 2015 include GPI integration and store consolidation costs of $32,705 and GPI amortization of acquired intangible assets of $13,046.

(b)	The income tax impact of non-GAAP adjustments is calculated using the estimated tax rate in effect for the respective non-GAAP adjustments.

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

At April 23, 2016, our cash and cash equivalents balance was $103.7 million, an increase of $12.9 million compared to January 2, 2016. This increase in cash during the sixteen weeks ended April 23, 2016 was primarily a result of cash generated by operating activities and net borrowings under our credit facility, net of capital expenditures. Additional discussion of our cash flow results, including the comparison of the activity for the sixteen weeks ended April 23, 2016 to the comparable period of Fiscal 2015, is set forth in the Analysis of Cash Flows section.

As of April 23, 2016, our outstanding indebtedness was $1,230.5 million, inclusive of our revolving credit facility and senior unsecured notes. This is $23.6 million higher when compared to January 2, 2016, as a result of net borrowings on our credit facilities. As of April 23, 2016, we had borrowings of $80.0 million under our term loan and $106.0 million under our credit facility. Additionally, we had $105.7 million in letters of credit outstanding, which reduced the available borrowings on our revolver to $788.3 million as of April 23, 2016.

Capital Expenditures

Our primary capital requirements have been the funding of our new store development (leased and owned locations), maintenance of existing stores and investments in supply chain and information technology, and GPI integration expenditures. We lease approximately 84% of our stores. Our capital expenditures were $89.1 million for the sixteen weeks ended April 23, 2016.

Our future capital requirements will depend in large part on the number and timing of new stores we open within a given year and the investments we make in existing stores, information technology, supply chain network and the integration of GPI. In 2016, we anticipate that our capital expenditures will be approximately $260.0 million to $280.0 million but may very with business conditions. These investments will primarily include GPI integration expenditures for store conversions and supply chain and systems integration activities; new store development (leased and owned locations); and investments in our existing stores, supply chain network and systems. During the sixteen weeks ended April 23, 2016, we opened 14 stores and three Worldpac branches compared to 21 stores and four branches during the comparable period of last year. We anticipate opening between 65 to 75 stores and branches during Fiscal 2016.

Stock Repurchases

Our stock repurchase program allows us to repurchase our common stock on the open market or in privately negotiated transactions from time to time in accordance with the requirements of the SEC. Our $500 million stock repurchase program in place as of April 23, 2016 was authorized by our Board of Directors on May 14, 2012. During the sixteen weeks ended April 23, 2016, we repurchased no shares of our common stock under our stock repurchase program. At April 23, 2016, we had $415.1 million remaining under our stock repurchase program.

Dividend

Since Fiscal 2006, our Board of Directors has declared quarterly dividends of $0.06 per share to stockholders of record. On May 17, 2016, our Board of Directors declared a quarterly dividend of $0.06 per share to be paid on July 1, 2016 to all common stockholders of record as of June 17, 2016.

Analysis of Cash Flows

A summary and analysis of our cash flows for the sixteen week period ended April 23, 2016 as compared to the sixteen week period ended April 25, 2015 is included below.

	Sixteen Week Period Ended
	April 23, 2016	April 25, 2015
	(in millions)
Cash flows provided by operating activities	$75.3	$102.2
Cash flows used in investing activities	(87.9)	(57.2)
Cash flows provided by (used in) financing activities	23.0	(25.3)
Effect of exchange rate changes on cash	2.6	(0.6)
Net increase in cash and cash equivalents	$12.9	$19.2

Operating Activities

For the sixteen weeks ended April 23, 2016, net cash provided by operating activities decreased by $26.9 million to $75.3 million compared to the comparable period of 2015. The net decrease in operating cash flow compared to the prior year was primarily driven by changes in working capital, partially offset by an increase in net income. The decrease in cash flows from working capital was primarily driven by an increase in inventory, net of accounts payable. Our inventory growth was driven mainly by investments in our product availability initiatives, new store and branch openings and the opening of a new Worldpac distribution center.

Investing Activities

For the sixteen weeks ended April 23, 2016, net cash used in investing activities increased by $30.7 million to $87.9 million compared to the comparable period of 2015. Cash used in investing activities for the sixteen weeks ended April 23, 2016 consisted primarily of purchases of property and equipment, which is $32.1 million higher than the prior year primarily as a result of increased investments in supply chain and information technology.

Financing Activities

For the sixteen weeks ended April 23, 2016, net cash provided by financing activities was $23.0 million, as compared to net cash used in financing activities of $25.3 million for the sixteen weeks ended April 25, 2015, an increase of $48.3 million. This increase was primarily a result of net borrowings under our credit facility during the sixteen weeks ended April 23, 2016 of $26.0 million compared to net repayments of $26.7 million during the sixteen weeks ended April 25, 2015. As of April 23, 2016, the outstanding amount under our credit facility was $186.0 million. We remain focused on maintaining our leverage ratio and our investment grade ratings, while deploying our capital allocation strategy that includes our share repurchase program and dividends.

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

As of April 23, 2016, under the 2013 Credit Agreement, we had outstanding borrowings of $106.0 million under the revolver and $80.0 million under the term loan. As of April 23, 2016, we also had letters of credit outstanding of $105.7 million, which reduced the availability under the revolver to $788.3 million. The letters of credit generally have a term of one year or less and primarily serve as collateral for our self-insurance policies.

The interest rate on borrowings under the revolving credit facility is based, at our option, on adjusted LIBOR, plus a margin, or an alternate base rate, plus a margin. The current margin as of May 31, 2016 is 1.10% and 0.10% per annum for the adjusted LIBOR and alternate base rate borrowings, respectively. A facility fee is charged on the total amount of the revolving credit facility, payable in arrears. The current facility fee rate as of May 31, 2016 is 0.15% per annum. Under the terms of the 2013 Credit Agreement, the interest rate and facility fee are subject to change based on our credit rating.

The interest rate on the term loan is based, at our option, on adjusted LIBOR, plus a margin, or an alternate base rate, plus a margin. The current margin as of May 31, 2016 is 1.25% and 0.25% per annum for the adjusted LIBOR and alternate base rate borrowings, respectively. Under the terms of the term loan, the interest rate is subject to change based on our credit rating.

The 2013 Credit Agreement contains customary restrictive covenants, which include a maximum leverage ratio and minimum consolidated coverage ratio, and are further described in Note 6, Long-term Debt, in this Form 10-Q. We were in compliance with our covenants with respect to the 2013 Credit Agreement at April 23, 2016.

Senior Unsecured Notes

At April 23, 2016 our outstanding senior unsecured notes consisted of i) $450 million of 4.50% notes maturing in December 2023 (the “2023 Notes”); ii) $300 million of 4.50% notes maturing in January 2022 (the “2022 Notes”); and iii) $300 million of 5.75% notes maturing in May 2020 (the “2020 Notes” or collectively with the 2023 Notes and 2022 Notes, “the Notes”). The 2023 Notes bear interest at a rate of 4.50% per year payable semi-annually in arrears on June 1 and December 1 of each year. The 2022 Notes bear interest at a rate of 4.50% per year payable semi-annually in arrears on January 15 and

July 15 of each year. The 2020 Notes bear interest at a rate of 5.75% per year payable semi-annually in arrears on May 1 and November 1 of each year.

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

As of April 23, 2016, we had a credit rating from Standard & Poor’s of BBB- and from Moody’s Investor Service of Baa2. The current outlooks by Standard & Poor’s and Moody’s are both stable. The current pricing grid used to determine our borrowing rate under the 2013 Credit Agreement is based on our credit ratings. Therefore, the margins on our revolver and term loan decreased to the rates disclosed above concurrent with the ratings change. If these credit ratings decline, our interest rate on outstanding balances may increase and our access to additional financing on favorable terms may become more limited. In addition, it could reduce the attractiveness of our vendor payment program, where certain of our vendors finance payment obligations from us with designated third party financial institutions, which could result in increased working capital requirements. Conversely, if these credit ratings improve, our interest rate may decrease.

Off-Balance-Sheet Arrangements

We guarantee loans made by banks to various of our independent store customers totaling $28.3 million as of April 23, 2016. These loans are collateralized by security agreements on merchandise inventory and other assets of the borrowers. We believe the likelihood of performance under these guarantees is remote and that the fair value of these guarantees is very minimal. As of April 23, 2016, we had no other off-balance-sheet arrangements as defined in Regulation S-K Item 303 of the SEC regulations. We include other off-balance-sheet arrangements in our contractual obligations table in our 2015 Form 10-K, including operating lease payments, interest payments on our Notes and revolving credit facility and letters of credit outstanding.

Contractual Obligations

As of April 23, 2016, there were no material changes to our outstanding contractual obligations as compared to our contractual obligations outstanding as of January 2, 2016. For additional information regarding our contractual obligations see “Contractual Obligations” in our 2015 Form 10-K.

Seasonality

Our business is somewhat seasonal in nature, with the highest sales usually occurring in the spring and summer months.
In addition, our business can be affected significantly by weather conditions. While unusually heavy precipitation tends to soften sales as elective maintenance is deferred during such periods, extremely hot or cold weather tends to enhance sales by causing automotive parts to fail at an accelerated rate. Our fourth quarter is generally our most volatile as weather and spending trade-offs typically influence our Commercial and DIY sales.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our primary financial market risk is due to changes in interest rates. Historically, we have reduced our exposure to changes in interest rates by entering into various interest rate hedge instruments such as interest rate swap contracts and treasury lock agreements. We have historically utilized interest rate swaps to convert variable rate debt to fixed rate debt and to lock in fixed rates on future debt issuances. Our interest rate hedge instruments have been designated as cash flow hedges. We had no derivative instruments outstanding as of April 23, 2016.

The interest rates on borrowings under our revolving credit facility and term loan are based, at our option, on adjusted LIBOR, plus a margin, or an alternate base rate, plus a margin. As of April 23, 2016 we had $106.0 million of borrowings outstanding under our revolving credit facility and $80.0 million outstanding under our term loan and are therefore exposed to interest rate risk due to changes in LIBOR or alternate base rate. There is no interest rate risk associated with our 2020, 2022 or 2023 Notes, as the interest rates are fixed at 5.75%, 4.50% and 4.50%, respectively, per annum.

The table below presents principal cash flows and related weighted average interest rates on our revolving credit facility and term loan outstanding at April 23, 2016, by expected maturity dates. Weighted average variable rates are based on implied forward rates in the yield curve at April 23, 2016. Implied forward rates should not be considered a predictor of actual future interest rates.

	Fiscal 2016	Fiscal 2017	Fiscal 2018	Fiscal 2019	Fiscal 2020	Thereafter	Total	Fair Market Liability
	(dollars in thousands)
Variable rate	$—	$—	$106,000	$80,000	$—	$—	$186,000	$186,000
Weighted average interest rate	1.9%	2.1%	2.3%	2.5%	—	—	2.0%	—

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

Foreign Currency Exchange Rate Risk

Our primary foreign currency exposure arises from our Canadian operations and the translation of Canadian dollar denominated revenues, profits and net assets into U.S. dollars. During the sixteen weeks ended April 23, 2016, the translation of the operating results of our Canadian subsidiaries did not significantly impact net income. We view our investments in the Canadian subsidiaries as long-term, and any changes in our net assets in the Canadian subsidiaries relating to foreign currency exchange rates would be reflected in the foreign currency translation component of Accumulated other comprehensive loss, unless the Canadian subsidiaries are sold or otherwise disposed.

In addition, we are exposed to foreign currency exchange rate fluctuations for a portion of the Company's inventory purchases which are denominated in foreign currencies and for intercompany balances. We believe that the price volatility of these inventory purchases as it relates to foreign currency exchange rates is partially mitigated by our ability to adjust selling prices. Gains from foreign currency transactions, which are included in Other income, net, were $2.8 million during the sixteen weeks ended April 23, 2016.

ITEM 4.CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of April 23, 2016 in accordance with Rule 13a-15(b) under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended April 23, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth the information with respect to repurchases of our common stock for the quarter ended April 23, 2016:

Period	Total Number of Shares Purchased (1) (In thousands)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2) (In thousands)
January 3, 2016 to January 30, 2016	—	$—	—	$415,092
January 31, 2016 to February 27, 2016	4	139.39	—	415,092
February 28, 2016 to March 26, 2016	73	153.33	—	415,092
March 27, 2016 to April 23, 2016	—	—	—	415,092

Total	77	$152.51	—	$415,092

(1)
We repurchased 77,453 shares of our common stock, at an aggregate cost of $11.8 million, or an average purchase price of $152.51 per share, in connection with the net settlement of shares issued as a result of the vesting of restricted stock units during the sixteen weeks ended April 23, 2016.

(2)	Our $500 million stock repurchase program was authorized by our Board of Directors on May 14, 2012.

ITEM 6.	EXHIBITS

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith
3.1	Restated Certificate of Incorporation of Advance Auto Parts, Inc. (“Advance Auto”) (as amended effective as of June 7, 2013).	10-Q	3.1	8/19/2013
3.2	Amended and Restated Bylaws of Advance Auto, effective November 12, 2015.	8-K	3.1	11/13/2015
10.1	Employment Agreement effective March 28, 2016 between Advance Auto Parts, Inc., and Thomas R. Greco.				X
10.2	First Amendment to Employment Agreement effective April 2, 2016 between Advance Auto Parts, Inc. and Thomas R. Greco.				X
10.3	2016 Restricted Stock Unit Award Agreement [Sign-On Award - Performance-Based] between Advance Auto Parts, Inc. and Thomas Greco dated April 14, 2016.				X
10.4	2016 Restricted Stock Unit Award Agreement [Sign-On Award - Time-Based] between Advance Auto Parts, Inc. and Thomas Greco dated April 14, 2016.				X
10.5	2016 Time-Based SARs Award Agreement [Stock Settled - Inducement Award] between Advance Auto Parts, Inc. and Thomas Greco dated April 14, 2016.				X
10.6	Form of Performance-Based SARs Award Agreement between Advance Auto Parts, Inc. and Thomas Greco.				X
10.7	Form of Restricted Stock Unit Award Agreement between Advance Auto Parts, Inc. and Thomas Greco.				X
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCE AUTO PARTS, INC.

May 31, 2016	By:	/s/ Michael A. Norona
Michael A. Norona Executive Vice President and Chief Financial Officer

S-1

EXHIBIT INDEX

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith
3.1	Restated Certificate of Incorporation of Advance Auto Parts, Inc. (“Advance Auto”) (as amended effective as of June 7, 2013).	10-Q	3.1	8/19/2013
3.2	Amended and Restated Bylaws of Advance Auto, effective November 12, 2015.	8-K	3.1	11/13/2015
10.1	Employment Agreement effective March 28, 2016 between Advance Auto Parts, Inc., and Thomas Greco.				X
10.2	First Amendment to Employment Agreement effective April 2, 2016 between Advance Auto Parts, Inc. and Thomas R. Greco.				X
10.3	2016 Restricted Stock Unit Award Agreement [Sign-On Award - Performance-Based] between Advance Auto Parts, Inc. and Thomas Greco dated April 14, 2016.				X
10.4	2016 Restricted Stock Unit Award Agreement [Sign-On Award - Time-Based] between Advance Auto Parts, Inc. and Thomas Greco dated April 14, 2016.				X
10.5	2016 Time-Based SARs Award Agreement [Stock Settled - Inducement Award] between Advance Auto Parts, Inc. and Thomas Greco dated April 14, 2016.				X
10.6	Form of Performance-Based SARs Award Agreement between Advance Auto Parts, Inc. and Thomas Greco.				X
10.7	Form of Restricted Stock Unit Award Agreement between Advance Auto Parts, Inc. and Thomas Greco.				X
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document