Form 10-Q
period 2016-07-16
ADVANCE AUTO PARTS INC
filed 2016-08-25
CIK 1158449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 16, 2016
OR
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

As of August 18, 2016, the registrant had outstanding 73,640,170 shares of Common Stock, par value $0.0001 per share (the only class of common stock of the registrant outstanding).

i

PART I.  FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF
ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
July 16, 2016 and January 2, 2016
(in thousands, except per share data)
(unaudited)

	July 16, 2016	January 2, 2016
Assets
Current assets:
Cash and cash equivalents	$104,827	$90,782
Receivables, net	657,483	597,788
Inventories, net	4,421,274	4,174,768
Other current assets	96,200	77,408
Total current assets	5,279,784	4,940,746
Property and equipment, net of accumulated depreciation of $1,580,685 and $1,489,766	1,431,922	1,434,577
Goodwill	992,579	989,484
Intangible assets, net	664,678	687,125
Other assets, net	68,566	75,769
	$8,437,529	$8,127,701
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$404	$598
Accounts payable	3,219,718	3,203,922
Accrued expenses	564,757	553,163
Other current liabilities	56,354	39,794
Total current liabilities	3,841,233	3,797,477
Long-term debt	1,169,702	1,206,297
Deferred income taxes	446,124	433,925
Other long-term liabilities	231,573	229,354
Commitments and contingencies
Stockholders' equity:
Preferred stock, nonvoting, $0.0001 par value	—	—
Common stock, voting, $0.0001 par value	8	7
Additional paid-in capital	617,601	603,332
Treasury stock, at cost	(131,888)	(119,709)
Accumulated other comprehensive loss	(32,421)	(44,059)
Retained earnings	2,295,597	2,021,077
Total stockholders' equity	2,748,897	2,460,648
	$8,437,529	$8,127,701

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
For the Twelve and Twenty-Eight Week Periods Ended
July 16, 2016 and July 18, 2015
(in thousands, except per share data)
(unaudited)

	Twelve Week Periods Ended		Twenty-Eight Week Periods Ended
	July 16, 2016	July 18, 2015	July 16, 2016	July 18, 2015
Net sales	$2,256,155	$2,370,037	$5,235,933	$5,408,270
Cost of sales, including purchasing and warehousing costs	1,245,898	1,282,748	2,875,787	2,927,057
Gross profit	1,010,257	1,087,289	2,360,146	2,481,213
Selling, general and administrative expenses	793,573	830,240	1,872,463	1,961,636
Operating income	216,684	257,049	487,683	519,577
Other, net:
Interest expense	(14,021)	(15,438)	(32,964)	(37,215)
Other income (expense), net	6,244	(3,808)	9,367	(5,716)
Total other, net	(7,777)	(19,246)	(23,597)	(42,931)
Income before provision for income taxes	208,907	237,803	464,086	476,646
Provision for income taxes	84,307	87,805	180,673	178,536
Net income	$124,600	$149,998	$283,413	$298,110

Basic earnings per common share	$1.69	$2.04	$3.84	$4.06
Diluted earnings per common share	$1.68	$2.03	$3.82	$4.03
Dividends declared per common share	$0.06	$0.06	$0.12	$0.12

Weighted average common shares outstanding	73,576	73,183	73,476	73,148
Weighted average common shares outstanding - assuming dilution	73,835	73,682	73,842	73,665

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
For the Twelve and Twenty-Eight Week Periods Ended
July 16, 2016 and July 18, 2015
(in thousands)
(unaudited)

	Twelve Week Periods Ended		Twenty-Eight Week Periods Ended
	July 16, 2016	July 18, 2015	July 16, 2016	July 18, 2015
Net income	$124,600	$149,998	$283,413	$298,110
Other comprehensive (loss) income:
Changes in net unrecognized other postretirement benefit costs, net of $88, $86, $206 and $202 tax	(137)	(134)	(319)	(312)
Currency translation adjustments	(4,468)	(12,618)	11,957	(20,081)
Total other comprehensive (loss) income	(4,605)	(12,752)	11,638	(20,393)
Comprehensive income	$119,995	$137,246	$295,051	$277,717

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders' Equity
For the Twenty-Eight Week Period Ended
July 16, 2016
(in thousands, except per share data)
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock, at cost		Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount		Shares	Amount
Balance, January 2, 2016	—	$—	74,775	$7	$603,332	1,461	$(119,709)	$(44,059)	$2,021,077	$2,460,648
Net income									283,413	283,413
Total other comprehensive income								11,638		11,638
Issuance of shares upon the exercise of stock appreciation rights			96	1	—					1
Tax withholdings related to the exercise of stock appreciation rights					(12,489)					(12,489)
Tax benefit from share-based compensation, net					15,509					15,509
Restricted stock and restricted stock units vested			268							—
Share-based compensation					9,028					9,028
Stock issued under employee stock purchase plan			15		2,108					2,108
Repurchase of common stock						80	(12,179)			(12,179)
Cash dividends declared ($0.12 per common share)									(8,893)	(8,893)
Other					113					113
Balance, July 16, 2016	—	$—	75,154	$8	$617,601	1,541	$(131,888)	$(32,421)	$2,295,597	$2,748,897

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows For the Twenty-Eight Week Periods Ended July 16, 2016 and July 18, 2015 (in thousands) (unaudited)
	Twenty-Eight Week Periods Ended
	July 16, 2016	July 18, 2015
Cash flows from operating activities:
Net income	$283,413	$298,110
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	139,265	145,860
Share-based compensation	9,142	17,726
Loss on property and equipment, net	2,402	7,027
Other	(1,390)	1,432
Provision (benefit) for deferred income taxes	11,454	(8,481)
Excess tax benefit from share-based compensation	(15,535)	(8,435)
Net increase in:
Receivables, net	(57,241)	(76,124)
Inventories, net	(236,403)	(182,504)
Other assets	(12,194)	(10,498)
Net increase in:
Accounts payable	11,611	85,907
Accrued expenses	51,488	55,741
Other liabilities	6,893	5,055
Net cash provided by operating activities	192,905	330,816
Cash flows from investing activities:
Purchases of property and equipment	(137,920)	(114,535)
Business acquisitions, net of cash acquired	(2,430)	(16,431)
Proceeds from sales of property and equipment	1,293	477
Net cash used in investing activities	(139,057)	(130,489)
Cash flows from financing activities:
Increase in bank overdrafts	13,656	9,880
Borrowings under credit facilities	576,600	460,700
Payments on credit facilities	(611,100)	(644,100)
Dividends paid	(13,291)	(13,227)
Proceeds from the issuance of common stock, primarily for employee stock purchase plan	2,222	2,512
Tax withholdings related to the exercise of stock appreciation rights	(12,489)	(9,589)
Excess tax benefit from share-based compensation	15,535	8,435
Repurchase of common stock	(12,179)	(1,734)
Other	(224)	(207)
Net cash used in financing activities	(41,270)	(187,330)

Effect of exchange rate changes on cash	1,467	(3,132)

Net increase in cash and cash equivalents	14,045	9,865
Cash and cash equivalents, beginning of period	90,782	104,671
Cash and cash equivalents, end of period	$104,827	$114,536

Advance Auto Parts, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows For the Twenty-Eight Week Periods Ended July 16, 2016 and July 18, 2015 (in thousands) (unaudited)
	Twenty-Eight Week Periods Ended
	July 16, 2016	July 18, 2015
Supplemental cash flow information:
Interest paid	$35,960	$40,439
Income tax payments	107,417	108,786
Non-cash transactions:
Accrued purchases of property and equipment	22,523	13,083
Changes in other comprehensive income from post retirement benefits	(319)	(312)

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Twenty-Eight Week Periods Ended July 16, 2016 and July 18, 2015
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

Segment and Related Information

Effective in the second quarter of 2016, the Company realigned its five geographic areas which included the operations of the stores operating under the Advance Auto Parts, Carquest and Autopart International trade names into three geographic divisions. As a result of this realignment the Company has reduced its number of operating segments from six to four. Each of the Advance Auto Parts geographic divisions, in addition to Worldpac, are individually considered operating segments which continue to be aggregated into one reportable segment.

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

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Twenty-Eight Week Periods Ended July 16, 2016 and July 18, 2015
(in thousands, except per share data)
(unaudited)

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

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Twenty-Eight Week Periods Ended July 16, 2016 and July 18, 2015
(in thousands, except per share data)
(unaudited)

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

2. Inventories, net:

Inventories are stated at the lower of cost or market. The Company used the LIFO method of accounting for approximately 89% of inventories at July 16, 2016 and January 2, 2016. Under LIFO, the Company’s cost of sales reflects the costs of the most recently purchased inventories, while the inventory carrying balance represents the costs for inventories purchased in Fiscal 2016 and prior years. As a result of changes in the LIFO reserve, the Company recorded a reduction to cost of sales of $42,709 and $34,622 for the twenty-eight weeks ended July 16, 2016 and July 18, 2015, respectively. The Company's overall costs to acquire inventory for the same or similar products have generally decreased historically as the Company has been able to leverage its continued growth and execution of merchandising strategies.

An actual valuation of inventory under the LIFO method is performed by the Company at the end of each fiscal year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected fiscal year-end inventory levels and costs.

Inventory balances at July 16, 2016 and January 2, 2016 were as follows:

	July 16, 2016	January 2, 2016
Inventories at FIFO, net	$4,213,438	$4,009,641
Adjustments to state inventories at LIFO	207,836	165,127
Inventories at LIFO, net	$4,421,274	$4,174,768

3. Exit Activities:

Integration of Carquest stores

The Company approved plans in June 2014 to begin consolidating its Carquest stores acquired with General Parts International, Inc. (“GPI”) on January 2, 2014 as part of a multi-year integration plan. As of July 16, 2016, 294 Carquest stores acquired with GPI had been consolidated into existing Advance Auto Parts stores and 231 stores had been converted to the Advance Auto Parts format. In addition, the Company has completed the consolidation and conversion of the remaining stores that were acquired with B.W.P. Distributors, Inc. ("BWP") on December 31, 2012 (which also operated under the Carquest trade name), as of July 16, 2016. During the twelve weeks ended July 16, 2016 a total of 28 Carquest stores were consolidated and 45 Carquest stores were converted. During the twenty-eight weeks ended July 16, 2016 a total of 117 Carquest stores were consolidated and 72 Carquest stores were converted. Plans are in place to consolidate or convert the remaining Carquest stores over the next few years. As of July 16, 2016, the Company had 696 stores still operating under the Carquest name. The Company incurred $3,244 and $1,188 of exit costs related to the consolidations and conversions during the twelve weeks ended

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Twenty-Eight Week Periods Ended July 16, 2016 and July 18, 2015
(in thousands, except per share data)
(unaudited)

July 16, 2016 and July 18, 2015, respectively, and $15,429 and $3,921 during the twenty-eight weeks ended July 16, 2016 and July 18, 2015, respectively.

Contract termination costs, such as those associated with leases on closed stores, are recognized at the cease-use date. Closed lease liabilities include the present value of the remaining lease obligations and management’s estimate of future costs of insurance, property tax and common area maintenance (reduced by the present value of estimated revenues from subleases and lease buyouts).

Office Consolidations

In June 2014, the Company approved plans to relocate operations from its Minneapolis, Minnesota and Campbell, California offices to other existing offices of the Company, including its offices in Newark, California, Roanoke, Virginia and Raleigh, North Carolina, and to close its Minneapolis and Campbell offices. The Company also relocated various functions between its existing offices in Roanoke and Raleigh. The relocations and office closings were substantially complete by the end of 2015. The Company incurred restructuring costs of approximately $22,100 under these plans through the end of 2015. Substantially all of these costs were cash expenditures. During the twelve and twenty-eight weeks ended July 18, 2015, the Company recognized $1,021 and $3,027, respectively, of severance/outplacement benefits under these restructuring plans and other severance related to the acquisition of GPI. During the twelve and twenty-eight weeks ended July 18, 2015, the Company recognized $915 and $2,770 of relocation costs, respectively.

Other Exit Activities

As of July 18, 2015 the Company had completed its plans approved in August 2014 to consolidate and covert its 40 Autopart International ("AI") stores located in Florida into Advance Auto Parts stores. The Company incurred $2,700 of exit costs associated with this plan during the twenty-eight weeks ended July 18, 2015, consisting primarily of closed facility lease obligations.

Total Restructuring Liabilities

A summary of the Company’s restructuring liabilities, which are recorded in accrued expenses (current portion) and long-term liabilities (long-term portion) in the accompanying condensed consolidated balance sheet, are presented in the following table:

	Closed Facility Lease Obligations	Severance	Relocation and Other Exit Costs	Total
Balance, April 23, 2016	$49,218	$1,955	$295	$51,468
Reserves established	3,958	189	57	4,204
Change in estimates	(773)	(141)	—	(914)
Cash payments	(4,821)	(664)	(193)	(5,678)
Balance, July 16, 2016	$47,582	$1,339	$159	$49,080

Balance, January 2, 2016	42,490	6,255	351	49,096
Reserves established	18,046	610	190	18,846
Change in estimates	(1,971)	(396)	—	(2,367)
Cash payments	(10,983)	(5,130)	(382)	(16,495)
Balance, July 16, 2016	47,582	1,339	159	49,080

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Twenty-Eight Week Periods Ended July 16, 2016 and July 18, 2015
(in thousands, except per share data)
(unaudited)

4. Goodwill and Intangible Assets:

Goodwill

The following table reflects the carrying amount of goodwill and the changes in goodwill carrying amounts.

	July 16, 2016	January 2, 2016
	(16 weeks ended)	(52 weeks ended)
Goodwill, beginning of period	$989,484	$995,426
Acquisitions	—	1,995
Changes in foreign currency exchange rates	3,095	(7,937)
Goodwill, end of period	$992,579	$989,484

During 2015, the Company added $1,995 of goodwill associated with the acquisition of 23 stores.

Intangible Assets Other Than Goodwill

Amortization expense was $10,834 and $12,062 for the twelve weeks ended July 16, 2016 and July 18, 2015, respectively, and $25,776 and $28,212 for the twenty-eight weeks ended July 16, 2016 and July 18, 2015, respectively. The gross carrying amounts and accumulated amortization of acquired intangible assets as of July 16, 2016 and January 2, 2016 are comprised of the following:

	July 16, 2016			January 2, 2016
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Customer relationships	$350,381	$(76,170)	$274,211	$358,655	$(70,367)	$288,288
Acquired technology	—	—	—	8,850	(8,850)	—
Favorable leases	56,118	(28,448)	27,670	56,040	(23,984)	32,056
Non-compete and other	54,128	(27,727)	26,401	57,430	(25,368)	32,062
	460,627	(132,345)	328,282	480,975	(128,569)	352,406
Unamortized intangible assets:
Brands, trademark and tradenames	336,396	—	336,396	334,719	—	334,719
Total intangible assets	$797,023	$(132,345)	$664,678	$815,694	$(128,569)	$687,125

During the twenty-eight weeks ended July 16, 2016, the Company retired $21,950 of fully amortized intangible assets, impacting both the gross carrying amount and accumulated amortization by this amount.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Twenty-Eight Week Periods Ended July 16, 2016 and July 18, 2015
(in thousands, except per share data)
(unaudited)

Future Amortization Expense

The table below shows expected amortization expense for the next five years for acquired intangible assets recorded as of July 16, 2016:

Fiscal Year	Amount
Remainder of 2016	$22,418
2017	45,867
2018	42,984
2019	31,893
2020	31,748
Thereafter	153,372

5. Receivables, net:

Receivables consist of the following:

	July 16, 2016	January 2, 2016
Trade	$456,233	$379,832
Vendor	212,753	229,496
Other	18,766	14,218
Total receivables	687,752	623,546
Less: Allowance for doubtful accounts	(30,269)	(25,758)
Receivables, net	$657,483	$597,788

6. Long-term Debt:

Long-term debt consists of the following:

	July 16, 2016	January 2, 2016
Revolving facility at variable interest rates (3.16% and 2.05% at July 16, 2016 and January 2, 2016, respectively) due December 5, 2018	$45,500	$80,000
Term loan at variable interest rates (1.75% at July 16, 2016 and 1.69% at January 2, 2016) due January 2, 2019	80,000	80,000
5.75% Senior Unsecured Notes (net of unamortized discount and debt issuance costs of $2,264 and $2,577 at July 16, 2016 and January 2, 2016, respectively) due May 1, 2020	297,736	297,423
4.50% Senior Unsecured Notes (net of unamortized discount and debt issuance costs of $1,511 and $1,660 at July 16, 2016 and January 2, 2016, respectively) due January 15, 2022	298,489	298,340
4.50% Senior Unsecured Notes (net of unamortized discount and debt issuance costs of $3,907 and $4,179 at July 16, 2016 and January 2, 2016) due December 1, 2023	446,093	445,821
Other	2,288	5,311
	1,170,106	1,206,895
Less: Current portion of long-term debt	(404)	(598)
Long-term debt, excluding current portion	$1,169,702	$1,206,297

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Twenty-Eight Week Periods Ended July 16, 2016 and July 18, 2015
(in thousands, except per share data)
(unaudited)

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

As of July 16, 2016, under the 2013 Credit Agreement, the Company had outstanding borrowings of $45,500 under the revolver and $80,000 under the term loan. As of July 16, 2016, the Company also had letters of credit outstanding of $104,568, which reduced the availability under the revolver to $849,932. The letters of credit generally have a term of one year or less and primarily serve as collateral for the Company’s self-insurance policies.

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

The 2013 Credit Agreement contains customary covenants restricting the ability of: (a) subsidiaries of Advance Stores to, among other things, create, incur or assume additional debt; (b) Advance Stores and its subsidiaries to, among other things, (i) incur liens, (ii) make loans and investments, (iii) guarantee obligations, and (iv) change the nature of its business conducted by itself and its subsidiaries; (c) Advance, Advance Stores and their subsidiaries to, among other things (i) engage in certain mergers, acquisitions, asset sales and liquidations, (ii) enter into certain hedging arrangements, (iii) enter into restrictive agreements limiting its ability to incur liens on any of its property or assets, pay distributions, repay loans, or guarantee indebtedness of its subsidiaries, and (iv) engage in sale-leaseback transactions; and (d) Advance, among other things, to change its holding company status. Advance and Advance Stores are required to comply with financial covenants with respect to a maximum leverage ratio and a minimum consolidated coverage ratio. The 2013 Credit Agreement also provides for customary events of default, including non-payment defaults, covenant defaults and cross-defaults to Advance Stores’ other material indebtedness. The Company was in compliance with its covenants with respect to the 2013 Credit Agreement as of July 16, 2016.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Twenty-Eight Week Periods Ended July 16, 2016 and July 18, 2015
(in thousands, except per share data)
(unaudited)

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

Debt Guarantees

The Company is a guarantor of loans made by banks to various independently-owned Carquest stores that are customers of the Company ("Independents") totaling $27,627 as of July 16, 2016. The Company has concluded that some of these guarantees meet the definition of a variable interest in a variable interest entity. However, the Company does not have the power to direct the activities that most significantly affect the economic performance of the Independents and therefore is not the primary beneficiary of these stores. Upon entering into a relationship with certain Independents, the Company guaranteed the debt of those stores to aid in the procurement of business loans. These loans are collateralized by security agreements on merchandise inventory and other assets of the borrowers. The approximate value of the inventory collateralized in these agreements is $72,458 as of July 16, 2016. The Company believes that the likelihood of performance under these guarantees is remote, and any fair value attributable to these guarantees would be very minimal.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Twenty-Eight Week Periods Ended July 16, 2016 and July 18, 2015
(in thousands, except per share data)
(unaudited)

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

During the twenty-eight weeks ended July 16, 2016, the Company had no significant assets or liabilities that were measured at fair value on a recurring basis.

Non-Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). During the twenty-eight weeks ended July 16, 2016, the Company had no significant fair value measurements of non-financial assets or liabilities.

Fair Value of Financial Assets and Liabilities

The carrying amounts of the Company’s cash and cash equivalents, accounts receivable, bank overdrafts, accounts payable, accrued expenses and the current portion of long term debt approximate their fair values due to the relatively short term nature of these instruments. The fair value of the Company’s senior unsecured notes was determined using Level 2 inputs based on quoted market prices, and the Company believes that the carrying value of its other long-term debt and certain long-term liabilities approximate fair value. The carrying value and fair value of the Company's long-term debt as of July 16, 2016 and January 2, 2016, respectively, are as follows:

	July 16, 2016	January 2, 2016
Carrying Value	$1,169,702	$1,206,297
Fair Value	$1,269,000	$1,262,000

The adoption of ASU 2015-3 resulted in a reclassification of $6,864 of debt issuance costs from Other assets, net to Long-term debt decreasing the carrying value as of January 2, 2016.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Twenty-Eight Week Periods Ended July 16, 2016 and July 18, 2015
(in thousands, except per share data)
(unaudited)

8. Stock Repurchases:

The Company’s stock repurchase program allows it to repurchase its common stock on the open market or in privately negotiated transactions from time to time in accordance with the requirements of the SEC. The Company's $500,000 stock repurchase program in place as of July 16, 2016 was authorized by its Board of Directors on May 14, 2012.

During the twelve and twenty-eight week periods ended July 16, 2016 the Company repurchased no shares of its common stock under its stock repurchase program. The Company had $415,092 remaining under its stock repurchase program as of July 16, 2016.

The Company repurchased 2 shares of its common stock at an aggregate cost of $367, or an average price of $155.09 per share, in connection with the net settlement of shares issued as a result of the vesting of restricted stock units during the twelve weeks ended July 16, 2016. The Company repurchased 80 shares of its common stock at an aggregate cost of $12,179, or an average price of $152.59 per share, in connection with the net settlement of shares issued as a result of the vesting of restricted stock units during the twenty-eight weeks ended July 16, 2016.

9. Earnings per Share:

Certain of the Company’s shares granted to Team Members in the form of restricted stock and restricted stock units are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per share. For the twelve week periods ended July 16, 2016 and July 18, 2015, earnings of $581 and $545, respectively, were allocated to the participating securities. For the twenty-eight week periods ended July 16, 2016 and July 18, 2015, earnings of $1,189 and $1,079, respectively, were allocated to the participating securities.

Diluted earnings per share are calculated by including the effect of dilutive securities. Share-based awards to purchase approximately 29 and 3 shares of common stock that had an exercise price in excess of the average market price of the common stock during the twelve week periods ended July 16, 2016 and July 18, 2015, respectively, were not included in the calculation of diluted earnings per share because they were anti-dilutive. Share-based awards to purchase approximately 28 and 11 shares of common stock that had an exercise price in excess of the average market price of the common stock during the twenty-eight week periods ended July 16, 2016 and July 18, 2015, respectively, were not included in the calculation of diluted earnings per share because they were anti-dilutive.

The following table illustrates the computation of basic and diluted earnings per share for the twelve and twenty-eight week periods ended July 16, 2016 and July 18, 2015:

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	July 16, 2016	July 18, 2015	July 16, 2016	July 18, 2015
Numerator
Net income	$124,600	$149,998	$283,413	$298,110
Participating securities' share in earnings	(581)	(545)	(1,189)	(1,079)
Net income applicable to common shares	$124,019	$149,453	$282,224	$297,031
Denominator
Basic weighted average common shares	73,576	73,183	73,476	73,148
Dilutive impact of share-based awards	259	499	366	517
Diluted weighted average common shares	73,835	73,682	73,842	73,665
Basic earnings per common share
Net income applicable to common stockholders	$1.69	$2.04	$3.84	$4.06
Diluted earnings per common share
Net income applicable to common stockholders	$1.68	$2.03	$3.82	$4.03

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Twenty-Eight Week Periods Ended July 16, 2016 and July 18, 2015
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

The Company granted 50 performance-based RSUs, 56 time-based RSUs, 78 performance-based SARs and 69 time-based SARs during the twenty-eight week period ended July 16, 2016. The majority of these grants represent an off-cycle award granted in accordance with the employment agreement reached with the Company’s new CEO hired in April 2016. The weighted average fair values of the performance-based and time-based RSUs granted during the twenty-eight week period ended July 16, 2016 were $160.94 and $156.58 per share, respectively. The fair value of each RSU was determined based on the market price of the Company’s stock on the date of grant. The weighted average fair values of the performance-based and time-based SARs granted during the twenty-eight week period ended July 16, 2016 were $36.64 and $43.64 per share, respectively. The fair value of each SAR was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Black-Scholes Option Valuation Assumptions	July 16, 2016
Risk-free interest rate (1)	1.2%
Expected dividend yield	0.2%
Expected stock price volatility (2)	27.7%
Expected life of awards (in months) (3)	55

(1)	The risk-free interest rate is based on the U.S. Treasury constant maturity interest rate having a term consistent with the expected life of the award.

(2)	Expected volatility is determined using a blend of historical and implied volatility.

(3)	The expected life of the Company's awards represents the estimated period of time until exercise and is based on historical experience of previously granted awards.

See the Company's Annual Report on Form 10-K for the year ended January 2, 2016, for a more detailed discussion regarding the terms of the Company’s share-based compensation awards.

The Company recognizes share-based compensation expense on a straight-line basis net of estimated forfeitures. Forfeitures are estimated based on historical experience. Total share-based compensation expense included in the Company’s consolidated statements of operations was $2,488 for the twelve week period ended July 16, 2016 and the related income tax benefit recognized was $839. Total share-based compensation expense included in the Company’s consolidated statements of operations was $9,142 for the twenty-eight week period ended July 16, 2016 and the related income tax benefit recognized was $3,301. As of July 16, 2016, there was $39,203 of unrecognized compensation expense related to all share-based awards that is expected to be recognized over a weighted average period of 1.8 years.

The aggregate intrinsic value for outstanding awards at July 16, 2016 was approximately $117,826 based on the Company's closing stock price of $164.59 as of the last trading day of the first fiscal quarter ending July 16, 2016. For the twenty-eight weeks ended July 16, 2016, the aggregate intrinsic value for awards exercised was $61,326.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Twenty-Eight Week Periods Ended July 16, 2016 and July 18, 2015
(in thousands, except per share data)
(unaudited)

11. Warranty Liabilities:

The following table presents changes in the Company’s warranty reserves:

	July 16, 2016	January 2, 2016
	(28 weeks ended)	(52 weeks ended)
Warranty reserve, beginning of period	$44,479	$47,972
Additions to warranty reserves	20,124	44,367
Reserves utilized	(20,954)	(47,860)
Warranty reserve, end of period	$43,649	$44,479

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

The following tables present condensed consolidating balance sheets as of July 16, 2016 and January 2, 2016, condensed consolidating statements of operations and comprehensive income for the twelve and twenty-eight weeks ended July 16, 2016 and July 18, 2015, and condensed consolidating statements of cash flows for the twenty-eight weeks ended July 16, 2016 and July 18, 2015 and should be read in conjunction with the condensed consolidated financial statements herein.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Twenty-Eight Week Periods Ended July 16, 2016 and July 18, 2015
(in thousands, except per share data)
(unaudited)

Condensed Consolidating Balance Sheets
As of July 16, 2016

	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$8	$82,871	$21,956	$(8)	$104,827
Receivables, net	—	619,156	38,327	—	657,483
Inventories, net	—	4,218,178	203,096	—	4,421,274
Other current assets	14,398	94,761	1,580	(14,539)	96,200
Total current assets	14,406	5,014,966	264,959	(14,547)	5,279,784
Property and equipment, net of accumulated depreciation	140	1,421,753	10,029	—	1,431,922
Goodwill	—	943,338	49,241	—	992,579
Intangible assets, net	—	616,493	48,185	—	664,678
Other assets, net	9,113	67,895	671	(9,113)	68,566
Investment in subsidiaries	2,830,551	353,943	—	(3,184,494)	—
Intercompany note receivable	1,048,301	—	—	(1,048,301)	—
Due from intercompany, net	—	—	334,809	(334,809)	—
	$3,902,511	$8,418,388	$707,894	$(4,591,264)	$8,437,529
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$—	$404	$—	$—	$404
Accounts payable	287	2,920,352	299,079	—	3,219,718
Accrued expenses	3,841	548,785	26,670	(14,539)	564,757
Other current liabilities	—	50,265	6,097	(8)	56,354
Total current liabilities	4,128	3,519,806	331,846	(14,547)	3,841,233
Long-term debt	1,042,317	127,385	—	—	1,169,702
Deferred income taxes	—	435,449	19,788	(9,113)	446,124
Other long-term liabilities	—	229,256	2,317	—	231,573
Intercompany note payable	—	1,048,301	—	(1,048,301)	—
Due to intercompany, net	107,169	227,640	—	(334,809)	—
Commitments and contingencies

Stockholders' equity	2,748,897	2,830,551	353,943	(3,184,494)	2,748,897
	$3,902,511	$8,418,388	$707,894	$(4,591,264)	$8,437,529

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Twenty-Eight Week Periods Ended July 16, 2016 and July 18, 2015
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

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Twenty-Eight Week Periods Ended July 16, 2016 and July 18, 2015
(in thousands, except per share data)
(unaudited)

Condensed Consolidating Statements of Operations
For the Twelve weeks ended July 16, 2016

	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$2,173,812	$131,123	$(48,780)	$2,256,155
Cost of sales, including purchasing and warehousing costs	—	1,205,526	89,152	(48,780)	1,245,898
Gross profit	—	968,286	41,971	—	1,010,257
Selling, general and administrative expenses	3,389	780,808	22,863	(13,487)	793,573
Operating (loss) income	(3,389)	187,478	19,108	13,487	216,684
Other, net:
Interest (expense) income	(12,072)	(1,966)	17	—	(14,021)
Other income (expense), net	16,172	4,754	(1,195)	(13,487)	6,244
Total other, net	4,100	2,788	(1,178)	(13,487)	(7,777)
Income before provision for income taxes	711	190,266	17,930	—	208,907
Provision for income taxes	2,078	78,136	4,093	—	84,307
Income before equity in earnings of subsidiaries	(1,367)	112,130	13,837	—	124,600
Equity in earnings of subsidiaries	125,967	13,837	—	(139,804)	—
Net income	$124,600	$125,967	$13,837	$(139,804)	$124,600

Condensed Consolidating Statements of Operations
For the Twelve weeks ended July 18, 2015

	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$2,287,522	$161,246	$(78,731)	$2,370,037
Cost of sales, including purchasing and warehousing costs	—	1,244,236	117,243	(78,731)	1,282,748
Gross profit	—	1,043,286	44,003	—	1,087,289
Selling, general and administrative expenses	6,380	814,250	22,842	(13,232)	830,240
Operating (loss) income	(6,380)	229,036	21,161	13,232	257,049
Other, net:
Interest (expense) income	(12,070)	(3,421)	53	—	(15,438)
Other income (expense), net	18,632	(5,052)	(4,156)	(13,232)	(3,808)
Total other, net	6,562	(8,473)	(4,103)	(13,232)	(19,246)
Income before provision for income taxes	182	220,563	17,058	—	237,803
(Benefit) provision for income taxes	444	85,731	1,630	—	87,805
Income before equity in earnings of subsidiaries	(262)	134,832	15,428	—	149,998
Equity in earnings of subsidiaries	150,260	15,428	—	(165,688)	—
Net income	$149,998	$150,260	$15,428	$(165,688)	$149,998

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Twenty-Eight Week Periods Ended July 16, 2016 and July 18, 2015
(in thousands, except per share data)
(unaudited)

Condensed Consolidating Statements of Operations
For the Twenty-Eight weeks ended July 16, 2016

	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$5,066,198	$320,098	$(150,363)	$5,235,933
Cost of sales, including purchasing and warehousing costs	—	2,804,343	221,807	(150,363)	2,875,787
Gross profit	—	2,261,855	98,291	—	2,360,146
Selling, general and administrative expenses	11,300	1,841,576	51,221	(31,634)	1,872,463
Operating (loss) income	(11,300)	420,279	47,070	31,634	487,683
Other, net:
Interest (expense) income	(28,216)	(4,788)	40	—	(32,964)
Other income (expense), net	39,715	(1,522)	2,808	(31,634)	9,367
Total other, net	11,499	(6,310)	2,848	(31,634)	(23,597)
Income before provision for income taxes	199	413,969	49,918	—	464,086
Provision for income taxes	647	169,412	10,614	—	180,673
Income before equity in earnings of subsidiaries	(448)	244,557	39,304	—	283,413
Equity in earnings of subsidiaries	283,861	39,304	—	(323,165)	—
Net income	$283,413	$283,861	$39,304	$(323,165)	$283,413

Condensed Consolidating Statements of Operations
For the Twenty-Eight weeks ended July 18, 2015

	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$5,243,113	$332,631	$(167,474)	$5,408,270
Cost of sales, including purchasing and warehousing costs	—	2,854,598	239,933	(167,474)	2,927,057
Gross profit	—	2,388,515	92,698	—	2,481,213
Selling, general and administrative expenses	11,108	1,930,064	51,964	(31,500)	1,961,636
Operating (loss) income	(11,108)	458,451	40,734	31,500	519,577
Other, net:
Interest (expense) income	(28,351)	(9,002)	138	—	(37,215)
Other income (expense), net	39,644	(7,234)	(6,626)	(31,500)	(5,716)
Total other, net	11,293	(16,236)	(6,488)	(31,500)	(42,931)
Income before provision for income taxes	185	442,215	34,246	—	476,646
Provision for income taxes	455	173,449	4,632	—	178,536
Income before equity in earnings of subsidiaries	(270)	268,766	29,614	—	298,110
Equity in earnings of subsidiaries	298,380	29,614	—	(327,994)	—
Net income	$298,110	$298,380	$29,614	$(327,994)	$298,110

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Twenty-Eight Week Periods Ended July 16, 2016 and July 18, 2015
(in thousands, except per share data)
(unaudited)

Condensed Consolidating Statements of Comprehensive Income
For the Twelve Weeks ended July 16, 2016

	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$124,600	$125,967	$13,837	$(139,804)	$124,600
Other comprehensive loss:
Changes in net unrecognized other postretirement benefit costs	—	(137)	—	—	(137)
Currency translation adjustments	—	—	(4,468)	—	(4,468)
Equity in other comprehensive loss of subsidiaries	(4,605)	(4,468)	—	9,073	—
Other comprehensive loss	(4,605)	(4,605)	(4,468)	9,073	(4,605)
Comprehensive income	$119,995	$121,362	$9,369	$(130,731)	$119,995

Condensed Consolidating Statements of Comprehensive Income
For the Twelve Weeks ended July 18, 2015

	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$149,998	$150,260	$15,428	$(165,688)	$149,998
Other comprehensive loss:
Changes in net unrecognized other postretirement benefit costs	—	(134)	—	—	(134)
Currency translation adjustments	—	—	(12,618)	—	(12,618)
Equity in other comprehensive loss of subsidiaries	(12,752)	(12,618)	—	25,370	—
Other comprehensive loss	(12,752)	(12,752)	(12,618)	25,370	(12,752)
Comprehensive income	$137,246	$137,508	$2,810	$(140,318)	$137,246

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Twenty-Eight Week Periods Ended July 16, 2016 and July 18, 2015
(in thousands, except per share data)
(unaudited)

Condensed Consolidating Statements of Comprehensive Income
For the Twenty-Eight Weeks ended July 16, 2016

	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$283,413	$283,861	$39,304	$(323,165)	$283,413
Other comprehensive income:
Changes in net unrecognized other postretirement benefit costs	—	(319)	—	—	(319)
Currency translation adjustments	—	—	11,957	—	11,957
Equity in other comprehensive income of subsidiaries	11,638	11,957	—	(23,595)	—
Other comprehensive income	11,638	11,638	11,957	(23,595)	11,638
Comprehensive income	$295,051	$295,499	$51,261	$(346,760)	$295,051

Condensed Consolidating Statements of Comprehensive Income
For the Twenty-Eight Weeks ended July 18, 2015

	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$298,110	$298,380	$29,614	$(327,994)	$298,110
Other comprehensive loss:
Changes in net unrecognized other postretirement benefit costs	—	(312)	—	—	(312)
Currency translation adjustments	—	—	(20,081)	—	(20,081)
Equity in other comprehensive loss of subsidiaries	(20,393)	(20,081)	—	40,474	—
Other comprehensive loss	(20,393)	(20,393)	(20,081)	40,474	(20,393)
Comprehensive income	$277,717	$277,987	$9,533	$(287,520)	$277,717

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Twenty-Eight Week Periods Ended July 16, 2016 and July 18, 2015
(in thousands, except per share data)
(unaudited)

Condensed Consolidating Statements of Cash Flows
For the Twenty-Eight weeks ended July 16, 2016

	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$200,604	$(7,699)	$—	$192,905
Cash flows from investing activities:
Purchases of property and equipment	—	(136,502)	(1,418)	—	(137,920)
Business acquisitions, net of cash acquired	—	(2,430)	—	—	(2,430)
Proceeds from sales of property and equipment	—	1,291	2	—	1,293
Net cash used in investing activities	—	(137,641)	(1,416)	—	(139,057)
Cash flows from financing activities:
Increase in bank overdrafts	—	11,376	2,280	—	13,656
Borrowings under credit facilities	—	576,600	—	—	576,600
Payments on credit facilities	—	(611,100)	—	—	(611,100)
Dividends paid	—	(13,291)	—	—	(13,291)
Proceeds from the issuance of common stock, primarily for employee stock purchase plan	—	2,222	—	—	2,222
Tax withholdings related to the exercise of stock appreciation rights	—	(12,489)	—	—	(12,489)
Excess tax benefit from share-based compensation	—	15,535	—	—	15,535
Repurchase of common stock	—	(12,179)	—	—	(12,179)
Other	—	(224)	—	—	(224)
Net cash (used in) provided by financing activities	—	(43,550)	2,280	—	(41,270)
Effect of exchange rate changes on cash	—	—	1,467	—	1,467
Net increase (decrease) in cash and cash equivalents	—	19,413	(5,368)	—	14,045
Cash and cash equivalents, beginning of period	8	63,458	27,324	(8)	90,782
Cash and cash equivalents, end of period	$8	$82,871	$21,956	$(8)	$104,827

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Twenty-Eight Week Periods Ended July 16, 2016 and July 18, 2015
(in thousands, except per share data)
(unaudited)

Condensed Consolidating Statements of Cash Flows
For the Twenty-Eight weeks ended July 18, 2015

	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$339,939	$(9,123)	$—	$330,816
Cash flows from investing activities:
Purchases of property and equipment	—	(113,215)	(1,320)	—	(114,535)
Business acquisitions, net of cash acquired	—	(16,431)	—	—	(16,431)
Proceeds from sales of property and equipment	—	473	4	—	477
Net cash used in investing activities	—	(129,173)	(1,316)	—	(130,489)
Cash flows from financing activities:
Increase in bank overdrafts	—	233	9,647	—	9,880
Borrowings under credit facilities	—	460,700	—	—	460,700
Payments on credit facilities	—	(644,100)	—	—	(644,100)
Dividends paid	—	(13,227)	—	—	(13,227)
Proceeds from the issuance of common stock, primarily for employee stock purchase plan	—	2,512	—	—	2,512
Tax withholdings related to the exercise of stock appreciation rights	—	(9,589)	—	—	(9,589)
Excess tax benefit from share-based compensation	—	8,435	—	—	8,435
Repurchase of common stock	—	(1,734)	—	—	(1,734)
Other	—	(207)	—	—	(207)
Net cash (used in) provided by financing activities	—	(196,977)	9,647	—	(187,330)
Effect of exchange rate changes on cash	—	—	(3,132)	—	(3,132)
Net increase (decrease) in cash and cash equivalents	—	13,789	(3,924)	—	9,865
Cash and cash equivalents, beginning of period	9	65,345	39,326	(9)	104,671
Cash and cash equivalents, end of period	$9	$79,134	$35,402	$(9)	$114,536

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
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

Introduction

We are a leading automotive aftermarket parts provider in North America, serving "do-it-for me", or Commercial, and "do-it-yourself", or DIY, customers as well as independently-owned operators. As of July 16, 2016, we operated a total of 5,066 stores and 126 distribution branches, primarily within the United States, with additional locations in Canada, Puerto Rico and the U.S. Virgin Islands. Our stores operate primarily under the trade names "Advance Auto Parts (AAP)," "Autopart International (AI)" and "Carquest," and our distribution branches operate under the "Worldpac" trade name. In addition, we serve approximately 1,300 independently-owned Carquest stores ("independent stores").

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

Management Overview

We generated diluted earnings per share, or diluted EPS, of $1.68 during our twelve weeks ended July 16, 2016 (or the second quarter of Fiscal 2016) compared to $2.03 for the comparable period of Fiscal 2015. When adjusted for the following non-operational items, our adjusted diluted earnings per share ("Adjusted EPS") was $1.90 during the second quarter of Fiscal 2016 compared to $2.27 during the comparable period of Fiscal 2015:

	Q2 2016	Q2 2015
GPI integration, store consolidation and support center restructuring	$0.14	$0.16
Amortization related to the acquired intangible assets from GPI	$0.08	$0.08

Refer to the "Reconciliation of Non-GAAP Financial Measures" section for further details of our non-GAAP adjustments.

The decrease in our diluted EPS for the second quarter of 2016 compared to 2015 was driven primarily by declines in our sales and gross profit rate. Our comparable store sales declined 4.1% compared to the second quarter of Fiscal 2015 reflecting continued challenges with product availability and service levels. We also believe our results were impacted by the slow start to the spring season, primarily in our colder weather markets, resulting in softer sales across multiple product categories including heating and cooling, under car and brakes and ride control. Weather related categories began to show slightly better results toward the end of the quarter as hotter weather drove improved sales in seasonal categories, such as air conditioning. While we do not expect to resolve our challenges with product availability and service levels overnight, we are taking actions to optimize inventory availability and fill rates while reducing the complexity in our distribution center operations and improving execution across the organization.

Summary of Second Quarter Financial Results

A high-level summary of our financial results for the second quarter of Fiscal 2016 is included below:

•
Total sales during the second quarter of Fiscal 2016 were $2,256.2 million, a decrease of 4.8% as compared to the second quarter of Fiscal 2015. This decrease was primarily driven by a comparable store sales decline of 4.1% and a net reduction in our store count.

•
Our operating income for the second quarter of Fiscal 2016 was $216.7 million, a decrease of $40.4 million from the comparable period of Fiscal 2015. As a percentage of total sales, operating income was 9.6%, a decrease of 124 basis points versus the comparable period of Fiscal 2015.

•
Our inventory balance as of July 16, 2016 increased $246.5 million, or 5.9%, over our inventory balance as of January 2, 2016, driven mainly by investments in product availability, the build-up of transitional inventory associated with our Carquest products and store integration, the opening of new locations, including a new Worldpac distribution center, and lower than expected sales for the quarter.

•
We generated operating cash flow of $192.9 million during the twenty-eight weeks ended July 16, 2016, a decrease of 41.7% from the comparable period of Fiscal 2015, primarily due to cash outflows associated with inventory, net of accounts payable.

Refer to the "Results of Operations" and "Liquidity and Capital Resources" sections for further details of our income statement and cash flow results, respectively.

Business and Industry Update

Our focus in 2016 is to regain top line sales growth as the first step towards driving sustainable, long-term performance improvement. In connection with the hiring of our new CEO in April 2016, we continue to evaluate all facets of our business, while also continuing the implementation of a more focused field centric organization where our Team Members are empowered to make decisions to improve execution and drive sales. In the short-term, we are addressing issues surrounding product availability, service levels and overall execution levels throughout the organization. Our framework for the future will focus on growth, productivity and people and culture. We will develop a demand based growth strategy that remains customer-focused and is concentrated in getting the right parts to the right places at the right time predictably, reliably and consistently. We intend to focus on productivity, execution and ensuring that we build new capabilities as we reduce waste and cost in our system, while investing some of these cost savings in our future growth. Our people strategy will support our business strategy and foster a diverse culture which reflects the market and empowers our Team Members to win in the marketplace.

We will also continue toward achievement of our multi-year GPI integration milestones, focused on the integration of our Advance Auto Parts and Carquest operations. During 2015, we completed the support center consolidations that were initiated in 2014, integrated our field teams, harmonized pricing and brands and substantially completed product changeovers. During 2016, we continue to make progress on our integration plan by consolidating or converting an estimated additional 290 to 310 Carquest stores and beginning to pilot systems necessary to align critical capital capabilities within our supply chain and stores. As of July 16, 2016, we have completed 294 Carquest store consolidations and 231Carquest store conversions.

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

Store Development

We serve our Commercial and DIY customers in a similar fashion through four different store brands. The table below sets forth detail of our store and branch development activity for the twelve and twenty-eight weeks ended July 16, 2016, including the consolidation of stores as part of our integration plans and the number of locations with Commercial delivery programs. In addition to the changes in our store counts detailed below, during the twelve and twenty-eight weeks ended July 16, 2016 we relocated 15 and 26 of our stores, respectively.

	AAP	AI	CARQUEST (1)	WORLDPAC	Total
April 23, 2016	4,137	181	768	125	5,211
New	13	—	3	1	17
Closed	(3)	—	(2)	—	(5)
Consolidated (2)	(3)	—	(28)	—	(31)
Converted (3)	45	—	(45)	—	—
July 16, 2016	4,189	181	696	126	5,192

January 2, 2016	4,102	184	885	122	5,293
New	26	—	4	4	34
Closed	(8)	(3)	(4)	—	(15)
Consolidated (2)	(3)	—	(117)	—	(120)
Converted (3)	72	—	(72)	—	—
July 16, 2016	4,189	181	696	126	5,192
Locations with commercial delivery programs	3,563	181	696	126	4,566
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
Critical Accounting Policies

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Our discussion and analysis of the financial condition and results of operations are based on these financial statements. The preparation of these financial statements requires the application of accounting policies in addition to certain estimates and judgments by our management. Our estimates and judgments are based on currently available information, historical results and other assumptions we believe are reasonable. Actual results could differ materially from these estimates. During the twelve and twenty-eight weeks ended July 16, 2016, we consistently applied the critical accounting policies discussed in our 2015 Form 10-K. For a complete discussion regarding these critical accounting policies, refer to the 2015 Form 10-K.

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

Results of Operations

The following table sets forth certain of our operating data expressed as a percentage of net sales for the periods indicated.

	Twelve Week Periods Ended		Twenty-Eight Week Periods Ended
	July 16, 2016	July 18, 2015	July 16, 2016	July 18, 2015
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales, including purchasing and warehousing costs	55.2	54.1	54.9	54.1
Gross profit	44.8	45.9	45.1	45.9
Selling, general and administrative expenses	35.2	35.0	35.8	36.3
Operating income	9.6	10.8	9.3	9.6
Interest expense	(0.6)	(0.7)	(0.6)	(0.7)
Other income (expense), net	0.3	(0.2)	0.2	(0.1)
Provision for income taxes	3.7	3.7	3.5	3.3
Net income	5.5%	6.3%	5.4%	5.5%

Net Sales

Net sales for the twelve weeks ended July 16, 2016 were $2,256.2 million, a decrease of $113.9 million, or 4.8%, as compared to net sales for the twelve weeks ended July 18, 2015. The sales decrease was primarily due to our comparable store sales decrease of 4.1% and the portion of sales that did not transfer from stores that were consolidated. In addition our store closures, net of new stores, reduced our store count by a net of four stores over the last four quarters. These declines were partially offset by positive growth from our Carquest stores that have converted to the Advance Auto Parts format. While the number of transactions was down for both Commercial and DIY customers, we saw a modest increase in ticket size compared to the prior year for both groups of customers.

Our comparable store sales decrease was driven by internal and external factors. Internally we continue to experience inconsistent execution related to market availability and service levels which pressured sales in the second quarter most notably in our Northeast and Great Lakes regions where we had implemented daily replenishment to our stores. The change to daily replenishment negatively impacted the operation of our distribution centers more than anticipated. We plan to make changes going forward to better optimize our product availability while adjusting the replenishment cadence that is more appropriate for each market and overall less complex. We also believe our sales results were impacted by the slow start to the spring season, primarily in our colder weather markets, resulting in softer sales across multiple product categories including heating and cooling, under car and brakes and ride control.

Net sales for the twenty-eight weeks ended July 16, 2016 were $5,235.9 million, a decrease of $172.3 million, or 3.2%, as compared to net sales for the twenty-eight weeks ended July 18, 2015. The sales decrease was primarily due to our comparable store sales decrease of 2.8% and the portion of sales that did not transfer from stores that were consolidated over the last four quarters.

Gross Profit

Gross profit for the twelve weeks ended July 16, 2016 was $1,010.3 million, or 44.8% of net sales, as compared to $1,087.3 million, or 45.9% of net sales, for the comparable period of last year, representing a decrease of 110 basis points. The 110 basis-point decrease in gross profit rate was primarily due to supply chain expense deleverage as a result of our comparable store sales decline, and higher supply chain costs driven by the increasing inventory levels and roll-out of daily replenishment in several distribution centers.

Gross profit for the twenty-eight weeks ended July 16, 2016 was $2,360.1 million, or 45.1% of net sales, as compared to $2,481.2 million, or 45.9% of net sales, for the comparable period of last year, representing a decrease of 80 basis points. The 80 basis-point decrease in gross profit rate was driven by factors similar to those described above for the twelve weeks ended July 16, 2016.

SG&A

SG&A expenses for the twelve weeks ended July 16, 2016 were $793.6 million, or 35.2% of net sales, as compared to $830.2 million, or 35.0% of net sales, for the comparable period of last year, representing an increase of 14 basis-points. This increase was primarily the result of higher self-insurance costs and fixed cost deleverage due to our comparable stores sales decline. This was partially offset by lower incentive compensation based on performance and our continued cost reduction initiatives and disciplined efforts to lower administrative and support costs.

SG&A expenses for the twenty-eight weeks ended July 16, 2016 were $1,872.5 million, or 35.8% of net sales, as compared to $1,961.6 million, or 36.3% of net sales, for the comparable period of last year, representing a decrease of 51 basis-points. This decrease was driven by factors similar to those described above for the twelve weeks ended July 16, 2016.

Operating Income

Operating income for the twelve weeks ended July 16, 2016 was $216.7 million, or 9.6% of net sales, as compared to $257.0 million, or 10.8% of net sales, for the comparable period of last year. The rate is reflective of a decrease in our gross profit rate coupled with an increase in our SG&A rate from the comparable period of Fiscal 2015. These changes on a rate basis were due to the gross profit and SG&A drivers previously discussed.

Operating income for the twenty-eight weeks ended July 16, 2016 was $487.7 million, or 9.3% of net sales, as compared to $519.6 million, or 9.6% of net sales, for the comparable period of last year. The rate is reflective of a decrease in our gross profit rate partially offset by a decrease in our SG&A rate from the comparable period of Fiscal 2015. These changes on a rate basis were due to the gross profit and SG&A drivers previously discussed.

Interest Expense

Interest expense for the twelve weeks ended July 16, 2016 was $14.0 million, or 0.6% of net sales, as compared to $15.4 million, or 0.7% of net sales, for the comparable period in Fiscal 2015. The decrease in interest expense for the twelve weeks ended July 16, 2016 was due to repayments made on our credit facility over the last year.

Interest expense for the twenty-eight weeks ended July 16, 2016 was $33.0 million, or 0.6% of net sales, as compared to $37.2 million, or 0.7% of net sales, for the comparable period in Fiscal 2015. The decrease in interest expense for the twenty-eight weeks ended July 16, 2016 was due to repayments made on our credit facility over the last year.

Income Taxes

Income tax expense for the twelve weeks ended July 16, 2016 was $84.3 million, as compared to $87.8 million for the comparable period of Fiscal 2015. Our effective income tax rate was 40.4% and 36.9% for the twelve weeks ended July 16, 2016 and July 18, 2015, respectively. The increase in our effective tax rate was primarily due to the accrual of an estimated tax settlement of $7.7 million related to an income tax audit of GPI for time periods prior to our acquisition of GPI. We believe this settlement will be largely recoverable under the escrow for indemnification claims in our purchase agreement with GPI and have therefore recorded corresponding income of $6.7 million in Other Income, net.

Income tax expense for the twenty-eight weeks ended July 16, 2016 was $180.7 million, as compared to $178.5 million for the comparable period of Fiscal 2015. Our effective income tax rate was 38.9% and 37.5% for the twenty-eight weeks ended July 16, 2016 and July 18, 2015, respectively. The increase in the effective tax rate for the twenty-eight weeks ended July 16, 2016 compared to the comparable period of Fiscal 2015 was driven by the accrual of the estimated IRS settlement during the second quarter of Fiscal 2016.

Net Income

Net income for the twelve weeks ended July 16, 2016 was $124.6 million, or $1.68 per diluted share, as compared to $150.0 million, or $2.03 per diluted share, for the comparable period of Fiscal 2015. As a percentage of net sales, net income for the twelve weeks ended July 16, 2016 was 5.5%, as compared to 6.3% for the comparable period of Fiscal 2015. Negatively impacting diluted EPS and net income in the second quarter of Fiscal 2016 and Fiscal 2015 were GPI integration, store consolidation and support center restructuring expenses and amortization of intangible assets related to the GPI acquisition of $26.5 million and $28.4 million, respectively, or $0.22 and $0.24 per diluted share, respectively.

Net income for the twenty-eight weeks ended July 16, 2016 was $283.4 million, or $3.82 per diluted share, as compared to $298.1 million, or $4.03 per diluted share, for the comparable period of Fiscal 2015. As a percentage of net sales, net income for the twenty-eight weeks ended July 16, 2016 was 5.4%, as compared to 5.5% for the comparable period of Fiscal 2015. Negatively impacting diluted EPS and net income for the twenty-eight weeks ended July 16, 2016 and July 18, 2015 were GPI integration, store consolidation and support center restructuring expenses and amortization of intangible assets related to the GPI acquisition of $70.5 million and $74.2 million, respectively, or $0.59 and $0.62 per diluted share, respectively.

Reconciliation of Non-GAAP Financial Measures

"Management’s Discussion and Analysis of Financial Condition and Results of Operations" include certain financial measures not derived in accordance with generally accepted accounting principles (“GAAP”). Non-GAAP financial measures should not be used as a substitute for GAAP financial measures, or considered in isolation, for the purpose of analyzing our operating performance, financial position or cash flows. However, we have presented the non-GAAP financial measures, as we believe the presentation of financial results that exclude non-cash charges related to the acquired GPI intangibles and non-operational expenses associated with the integration of GPI, store consolidation costs and support center restructuring costs is more indicative of our base operations and is useful for investors. These measures assist in comparing our current operating results with past and future periods and with the operational performance of other companies in our industry. We use these measures in developing internal budgets and forecasts and as a significant factor in evaluating the performance of our management and setting compensation metrics and programs. We have included a reconciliation of this information to the most comparable GAAP measures in the following tables.

	Twelve Week Periods Ended (in thousands, except per share data)		Twenty-Eight Week Periods Ended (in thousands, except per share data)
	July 16, 2016	July 18, 2015	July 16, 2016	July 18, 2015
Net income (GAAP)	$124,600	$149,998	$283,413	$298,110
SG&A adjustments (a)	26,461	28,425	70,476	74,176
Provision for income taxes on adjustments (b)	(10,055)	(10,801)	(26,781)	(28,187)
Adjusted net income	$141,006	$167,622	$327,108	$344,099

Diluted earnings per common share (GAAP)	$1.68	$2.03	$3.82	$4.03
SG&A adjustments, net of tax	0.22	0.24	0.59	0.62
Adjusted Cash EPS	$1.90	$2.27	$4.41	$4.65

(a)
The adjustments to SG&A expenses for the twelve and twenty-eight weeks ended July 16, 2016 include GPI integration, store consolidation costs and support center restructuring costs of $17,002 and $48,355 and GPI amortization of acquired intangible assets of $9,459 and $22,121, respectively. The adjustments to SG&A expenses for the twelve and twenty-eight weeks ended July 18, 2015 include GPI integration and store consolidation costs of $18,585 and $51,291 and GPI amortization of acquired intangible assets of $9,839 and $22,885, respectively.

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

At July 16, 2016, our cash and cash equivalents balance was $104.8 million, an increase of $14.0 million compared to January 2, 2016. This increase in cash during the twenty-eight weeks ended July 16, 2016 was primarily a result of cash generated by operating activities and net of capital expenditures and net repayments on our credit facilities. Additional discussion of our cash flow results, including the comparison of the activity for the twenty-eight weeks ended July 16, 2016 to the comparable period of Fiscal 2015, is set forth in the Analysis of Cash Flows section.

As of July 16, 2016, our outstanding indebtedness was $1,170.1 million, inclusive of our revolving credit facility and senior unsecured notes. This is $36.8 million lower when compared to January 2, 2016, as a result of net repayments on our credit facilities. As of July 16, 2016, we had borrowings of $80.0 million under our term loan and $45.5 million under our credit facility. Additionally, we had $104.6 million in letters of credit outstanding, which reduced the available borrowings on our revolver to $849.9 million as of July 16, 2016.

Capital Expenditures

Our primary capital requirements have been the funding of our new store development (leased and owned locations), maintenance of existing stores and investments in supply chain and information technology, and GPI integration expenditures. We lease approximately 84% of our stores. Our capital expenditures were $137.9 million for the twenty-eight weeks ended July 16, 2016.

Our future capital requirements will depend in large part on the number and timing of new stores we open within a given year and the investments we make in existing stores, information technology, supply chain network and the integration of GPI. In 2016, we anticipate that our capital expenditures will be approximately $260.0 million to $280.0 million but may vary with business conditions. These investments will primarily include GPI integration expenditures for store conversions and supply chain and systems integration activities; new store development (leased and owned locations); and investments in our existing stores, supply chain network and systems. During the twenty-eight weeks ended July 16, 2016, we opened 30 stores and four Worldpac branches compared to 57 stores and six branches during the comparable period of last year. We anticipate opening between 65 to 75 stores and Worldpac branches during Fiscal 2016.

Stock Repurchases

Our stock repurchase program allows us to repurchase our common stock on the open market or in privately negotiated transactions from time to time in accordance with the requirements of the SEC. Our $500 million stock repurchase program in place as of July 16, 2016 was authorized by our Board of Directors on May 14, 2012. During the twenty-eight weeks ended July 16, 2016, we repurchased no shares of our common stock under our stock repurchase program. At July 16, 2016, we had $415.1 million remaining under our stock repurchase program.

Dividend

Since Fiscal 2006, our Board of Directors has declared quarterly dividends of $0.06 per share to stockholders of record. On August 9, 2016, our Board of Directors declared a quarterly dividend of $0.06 per share to be paid on October 7, 2016 to all common stockholders of record as of September 23, 2016.

Analysis of Cash Flows

A summary and analysis of our cash flows for the twenty-eight week period ended July 16, 2016 as compared to the twenty-eight week period ended July 18, 2015 is included below.

	Twenty-Eight Week Periods Ended
	July 16, 2016	July 18, 2015
	(in millions)
Cash flows provided by operating activities	$192.9	$330.8
Cash flows used in investing activities	(139.1)	(130.5)
Cash flows used in financing activities	(41.3)	(187.3)
Effect of exchange rate changes on cash	1.5	(3.1)
Net increase in cash and cash equivalents	$14.0	$9.9

Operating Activities

For the twenty-eight weeks ended July 16, 2016, net cash provided by operating activities decreased by $137.9 million to $192.9 million compared to the comparable period of 2015. The net decrease in operating cash flow compared to the prior year was primarily driven by changes in working capital and a decrease in net income. The decrease in cash flows from working capital was primarily driven by an increase in inventory, net of accounts payable. Our inventory growth was driven mainly by investments in product availability, the build-up of transitional inventory associated with our Carquest products and store integration, the opening of new locations, including a new Worldpac distribution center, and lower than expected sales during the period.

Investing Activities

For the twenty-eight weeks ended July 16, 2016, net cash used in investing activities increased by $8.6 million to $139.1 million compared to the comparable period of 2015. Cash used in investing activities for the twenty-eight weeks ended July 16, 2016 consisted primarily of purchases of property and equipment, which is $23.4 million higher than the prior year primarily as a result of increased investments in supply chain and information technology.

Financing Activities

For the twenty-eight weeks ended July 16, 2016, net cash used in financing activities was $41.3 million, as compared to net cash used in financing activities of $187.3 million for the twenty-eight weeks ended July 18, 2015, an decrease of $146.1 million. This decrease was primarily a result of net repayments under our credit facility during the twenty-eight weeks ended July 16, 2016 of $34.5 million compared to net repayments of $183.4 million during the twenty-eight weeks ended July 18, 2015. As of July 16, 2016, the outstanding amount under our credit facility was $125.5 million. We remain focused on maintaining our leverage ratio and our investment grade ratings, while deploying our capital allocation strategy that includes our share repurchase program and dividends.

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

As of July 16, 2016, under the 2013 Credit Agreement, we had outstanding borrowings of $45.5 million under the revolver and $80.0 million under the term loan. As of July 16, 2016, we also had letters of credit outstanding of $104.6 million, which reduced the availability under the revolver to $849.9 million. The letters of credit generally have a term of one year or less and primarily serve as collateral for our self-insurance policies.

The interest rate on borrowings under the revolving credit facility is based, at our option, on adjusted LIBOR, plus a margin, or an alternate base rate, plus a margin. The current margin as of July 16, 2016 was 1.10% and 0.10% per annum for the adjusted LIBOR and alternate base rate borrowings, respectively. A facility fee is charged on the total amount of the revolving credit facility, payable in arrears. The current facility fee rate as of July 16, 2016 was 0.15% per annum. Under the terms of the 2013 Credit Agreement, the interest rate and facility fee are subject to change based on our credit rating.

The interest rate on the term loan is based, at our option, on adjusted LIBOR, plus a margin, or an alternate base rate, plus a margin. The current margin as of July 16, 2016 was 1.25% and 0.25% per annum for the adjusted LIBOR and alternate base rate borrowings, respectively. Under the terms of the term loan, the interest rate is subject to change based on our credit rating.

The 2013 Credit Agreement contains customary restrictive covenants, which include a maximum leverage ratio and minimum consolidated coverage ratio, and are further described in Note 6, Long-term Debt, in this Form 10-Q. We were in compliance with our covenants with respect to the 2013 Credit Agreement at July 16, 2016.

Senior Unsecured Notes

At July 16, 2016 our outstanding senior unsecured notes consisted of i) $450 million of 4.50% notes maturing in December 2023 (the “2023 Notes”); ii) $300 million of 4.50% notes maturing in January 2022 (the “2022 Notes”); and iii) $300 million of 5.75% notes maturing in May 2020 (the “2020 Notes” or collectively with the 2023 Notes and 2022 Notes, “the Notes”). The 2023 Notes bear interest at a rate of 4.50% per year payable semi-annually in arrears on June 1 and December 1 of each year. The 2022 Notes bear interest at a rate of 4.50% per year payable semi-annually in arrears on January 15 and July 15 of each year. The 2020 Notes bear interest at a rate of 5.75% per year payable semi-annually in arrears on May 1 and November 1 of each year.

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

As of July 16, 2016, we had a credit rating from Standard & Poor’s of BBB- and from Moody’s Investor Service of Baa2. The current outlooks by Standard & Poor’s and Moody’s are both stable. The current pricing grid used to determine our borrowing rate under the 2013 Credit Agreement is based on our credit ratings. Therefore, if these credit ratings decline, our interest rate on outstanding balances may increase and our access to additional financing on favorable terms may become more limited. In addition, it could reduce the attractiveness of our vendor payment program, where certain of our vendors finance payment obligations from us with designated third party financial institutions, which could result in increased working capital requirements. Conversely, if these credit ratings improve, our interest rate may decrease.

Off-Balance-Sheet Arrangements

We guarantee loans made by banks to various of our independent store customers totaling $27.6 million as of July 16, 2016. These loans are collateralized by security agreements on merchandise inventory and other assets of the borrowers. We believe the likelihood of performance under these guarantees is remote and that the fair value of these guarantees is very minimal. As of July 16, 2016, we had no other off-balance-sheet arrangements as defined in Regulation S-K Item 303 of the SEC regulations. We include other off-balance-sheet arrangements in our contractual obligations table in our 2015 Form 10-K, including operating lease payments, interest payments on our Notes and revolving credit facility and letters of credit outstanding.

Contractual Obligations

As of July 16, 2016, there were no material changes to our outstanding contractual obligations as compared to our contractual obligations outstanding as of January 2, 2016. For additional information regarding our contractual obligations see “Contractual Obligations” in our 2015 Form 10-K.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our primary financial market risk is due to changes in interest rates. Historically, we have reduced our exposure to changes in interest rates by entering into various interest rate hedge instruments such as interest rate swap contracts and treasury lock agreements. We have historically utilized interest rate swaps to convert variable rate debt to fixed rate debt and to lock in fixed rates on future debt issuances. Our interest rate hedge instruments have been designated as cash flow hedges. We had no derivative instruments outstanding as of July 16, 2016.

The interest rates on borrowings under our revolving credit facility and term loan are based, at our option, on adjusted LIBOR, plus a margin, or an alternate base rate, plus a margin. As of July 16, 2016 we had $45.5 million of borrowings outstanding under our revolving credit facility and $80.0 million outstanding under our term loan and are therefore exposed to interest rate risk due to changes in LIBOR or alternate base rate. There is no interest rate risk associated with our 2020, 2022 or 2023 Notes, as the interest rates are fixed at 5.75%, 4.50% and 4.50%, respectively, per annum.

The table below presents principal cash flows and related weighted average interest rates on our revolving credit facility and term loan outstanding at July 16, 2016, by expected maturity dates. Weighted average variable rates are based on implied forward rates in the yield curve at July 16, 2016. Implied forward rates should not be considered a predictor of actual future interest rates.

	Fiscal 2016	Fiscal 2017	Fiscal 2018	Fiscal 2019	Fiscal 2020	Thereafter	Total	Fair Market Liability
	(dollars in thousands)
Variable rate	$—	$—	$45,500	$80,000	$—	$—	$125,500	$125,500
Weighted average interest rate	2.0%	2.1%	2.2%	2.1%	—	—	2.1%	—

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

Foreign Currency Exchange Rate Risk

Our primary foreign currency exposure arises from our Canadian operations and the translation of Canadian dollar denominated revenues, profits and net assets into U.S. dollars. During the twenty-eight weeks ended July 16, 2016, the translation of the operating results of our Canadian subsidiaries did not significantly impact net income. We view our investments in the Canadian subsidiaries as long-term, and any changes in our net assets in the Canadian subsidiaries relating to foreign currency exchange rates would be reflected in the foreign currency translation component of Accumulated other comprehensive loss, unless the Canadian subsidiaries are sold or otherwise disposed.

In addition, we are exposed to foreign currency exchange rate fluctuations for a portion of the Company's inventory purchases which are denominated in foreign currencies and for intercompany balances. We believe that the price volatility of these inventory purchases as it relates to foreign currency exchange rates is partially mitigated by our ability to adjust selling prices. Gains from foreign currency transactions, which are included in Other income, net, were $1.8 million during the twenty-eight weeks ended July 16, 2016.

ITEM 4.CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of July 16, 2016 in accordance with Rule 13a-15(b) under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended July 16, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth the information with respect to repurchases of our common stock for the quarter ended July 16, 2016:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2) (In thousands)
April 24, 2016 to May 21, 2016	241	$143.67	—	$415,092
May 22, 2016 to June 18, 2016	2,117	156.43	—	415,092
June 19, 2016 to July 16, 2016	7	143.98	—	415,092
Total	2,365	$155.09	—	$415,092

(1)
We repurchased 2,365 shares of our common stock, at an aggregate cost of $0.4 million, or an average purchase price of $155.09 per share, in connection with the net settlement of shares issued as a result of the vesting of restricted stock units during the twelve weeks ended July 16, 2016.

(2)	Our $500 million stock repurchase program was authorized by our Board of Directors on May 14, 2012.

ITEM 6.	EXHIBITS

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith
3.1	Restated Certificate of Incorporation of Advance Auto Parts, Inc. (“Advance Auto”) (as amended effective as of June 6, 2016).				X
3.2	Amended and Restated Bylaws of Advance Auto, effective June 6, 2016.				X
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCE AUTO PARTS, INC.

August 25, 2016	By:	/s/ Michael A. Norona
Michael A. Norona Executive Vice President and Chief Financial Officer

S-1

EXHIBIT INDEX

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith
3.1	Restated Certificate of Incorporation of Advance Auto Parts, Inc. (“Advance Auto”) (as amended effective as of June 6, 2016).				X
3.2	Amended and Restated Bylaws of Advance Auto, effective June 6, 2016.				X
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document