Form 10-Q
period 2016-10-08
ADVANCE AUTO PARTS INC
filed 2016-11-15
CIK 1158449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 8, 2016
OR
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

As of November 10, 2016, the registrant had outstanding 73,653,625 shares of Common Stock, par value $0.0001 per share (the only class of common stock of the registrant outstanding).

i

PART I.  FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF
ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
October 8, 2016 and January 2, 2016
(in thousands, except per share data)
(unaudited)

	October 8, 2016	January 2, 2016
Assets
Current assets:
Cash and cash equivalents	$119,494	$90,782
Receivables, net	686,947	597,788
Inventories, net	4,357,013	4,174,768
Other current assets	98,672	77,408
Total current assets	5,262,126	4,940,746
Property and equipment, net of accumulated depreciation of $1,628,756 and $1,489,766	1,442,173	1,434,577
Goodwill	991,392	989,484
Intangible assets, net	652,361	687,125
Other assets, net	66,593	75,769
	$8,414,645	$8,127,701
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$372	$598
Accounts payable	3,197,075	3,203,922
Accrued expenses	590,325	553,163
Other current liabilities	49,579	39,794
Total current liabilities	3,837,351	3,797,477
Long-term debt	1,042,633	1,206,297
Deferred income taxes	455,348	433,925
Other long-term liabilities	223,592	229,354
Commitments and contingencies
Stockholders' equity:
Preferred stock, nonvoting, $0.0001 par value	—	—
Common stock, voting, $0.0001 par value	8	7
Additional paid-in capital	620,220	603,332
Treasury stock, at cost	(132,009)	(119,709)
Accumulated other comprehensive loss	(37,496)	(44,059)
Retained earnings	2,404,998	2,021,077
Total stockholders' equity	2,855,721	2,460,648
	$8,414,645	$8,127,701

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
For the Twelve and Forty Week Periods Ended
October 8, 2016 and October 10, 2015
(in thousands, except per share data)
(unaudited)

	Twelve Week Periods Ended		Forty Week Periods Ended
	October 8, 2016	October 10, 2015	October 8, 2016	October 10, 2015
Net sales	$2,248,855	$2,295,203	$7,484,788	$7,703,473
Cost of sales, including purchasing and warehousing costs	1,260,650	1,262,816	4,136,437	4,189,873
Gross profit	988,205	1,032,387	3,348,351	3,513,600
Selling, general and administrative expenses	794,437	826,862	2,666,900	2,788,498
Operating income	193,768	205,525	681,451	725,102
Other, net:
Interest expense	(13,581)	(14,384)	(46,545)	(51,599)
Other (expense) income, net	(2,349)	1,276	7,018	(4,440)
Total other, net	(15,930)	(13,108)	(39,527)	(56,039)
Income before provision for income taxes	177,838	192,417	641,924	669,063
Provision for income taxes	63,994	71,948	244,667	250,484
Net income	$113,844	$120,469	$397,257	$418,579

Basic earnings per common share	$1.54	$1.64	$5.38	$5.70
Diluted earnings per common share	$1.53	$1.63	$5.36	$5.66
Dividends declared per common share	$0.06	$0.06	$0.18	$0.18

Weighted average common shares outstanding	73,638	73,215	73,524	73,168
Weighted average common shares outstanding - assuming dilution	73,860	73,763	73,847	73,695

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
For the Twelve and Forty Week Periods Ended
October 8, 2016 and October 10, 2015
(in thousands)
(unaudited)

	Twelve Week Periods Ended		Forty Week Periods Ended
	October 8, 2016	October 10, 2015	October 8, 2016	October 10, 2015
Net income	$113,844	$120,469	$397,257	$418,579
Other comprehensive (loss) income:
Changes in net unrecognized other postretirement benefit costs, net of $88, $86, $295 and $288 tax	(136)	(134)	(455)	(446)
Currency translation adjustments	(4,939)	811	7,018	(19,270)
Total other comprehensive (loss) income	(5,075)	677	6,563	(19,716)
Comprehensive income	$108,769	$121,146	$403,820	$398,863

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders' Equity
For the Forty Week Period Ended
October 8, 2016
(in thousands, except per share data)
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock, at cost		Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount		Shares	Amount
Balance, January 2, 2016	—	$—	74,775	$7	$603,332	1,461	$(119,709)	$(44,059)	$2,021,077	$2,460,648
Net income									397,257	397,257
Total other comprehensive income								6,563		6,563
Issuance of shares upon the exercise of stock appreciation rights			119	1	—					1
Tax withholdings related to the exercise of stock appreciation rights					(15,764)					(15,764)
Tax benefit from share-based compensation, net					17,582					17,582
Restricted stock units vested			278							—
Share-based compensation					11,633					11,633
Stock issued under employee stock purchase plan			23		3,290					3,290
Repurchase of common stock						81	(12,300)			(12,300)
Cash dividends declared ($0.18 per common share)									(13,336)	(13,336)
Other					147					147
Balance, October 8, 2016	—	$—	75,195	$8	$620,220	1,542	$(132,009)	$(37,496)	$2,404,998	$2,855,721

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows For the Forty Week Periods Ended October 8, 2016 and October 10, 2015 (in thousands) (unaudited)
	Forty Week Periods Ended
	October 8, 2016	October 10, 2015
Cash flows from operating activities:
Net income	$397,257	$418,579
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	199,262	207,496
Share-based compensation	11,664	25,941
Loss on property and equipment, net	4,602	9,737
Other	(2,657)	2,045
Provision (benefit) for deferred income taxes	21,130	(13,486)
Excess tax benefit from share-based compensation	(17,615)	(10,291)
Net increase in:
Receivables, net	(87,488)	(86,610)
Inventories, net	(175,678)	(202,901)
Other assets	(15,804)	(16,522)
Net (decrease) increase in:
Accounts payable	(9,222)	91,590
Accrued expenses	84,897	93,101
Other liabilities	(931)	1,409
Net cash provided by operating activities	409,417	520,088
Cash flows from investing activities:
Purchases of property and equipment	(204,213)	(161,232)
Business acquisitions, net of cash acquired	(2,672)	(18,893)
Proceeds from sales of property and equipment	1,483	178
Net cash used in investing activities	(205,402)	(179,947)
Cash flows from financing activities:
Increase in bank overdrafts	8,765	23,455
Borrowings under credit facilities	686,100	509,200
Payments on credit facilities	(846,100)	(852,600)
Dividends paid	(17,734)	(17,642)
Proceeds from the issuance of common stock, primarily for employee stock purchase plan	3,438	3,870
Tax withholdings related to the exercise of stock appreciation rights	(15,764)	(11,713)
Excess tax benefit from share-based compensation	17,615	10,291
Repurchase of common stock	(12,300)	(1,820)
Other	(323)	(294)
Net cash used in financing activities	(176,303)	(337,253)

Effect of exchange rate changes on cash	1,000	(2,213)

Net increase in cash and cash equivalents	28,712	675
Cash and cash equivalents, beginning of period	90,782	104,671
Cash and cash equivalents, end of period	$119,494	$105,346

Advance Auto Parts, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows For the Forty Week Periods Ended October 8, 2016 and October 10, 2015 (in thousands) (unaudited)
	Forty Week Periods Ended
	October 8, 2016	October 10, 2015

Supplemental cash flow information:
Interest paid	$36,286	$42,477
Income tax payments	171,975	185,085
Non-cash transactions:
Accrued purchases of property and equipment	20,300	17,350
Changes in other comprehensive income from post retirement benefits	(455)	(446)

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 8, 2016 and October 10, 2015
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

Recently Adopted Accounting Pronouncements

The Company adopted Accounting Standards Update ("ASU") 2015-3 "Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs" effective January 3, 2016, or the beginning of fiscal 2016. ASU 2015-3 simplifies the presentation of debt issuance costs by requiring such costs be presented as a deduction from the corresponding debt liability. Concurrently, the Company also adopted ASU 2015-15 "Interest - Imputed Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements" which clarifies that entities may continue to defer and present debt issuance costs associated with a line-of-credit as an asset and subsequently amortize the deferred costs ratably over the term of the arrangement. The adoption of these ASU's have been retrospectively applied and resulted in a reclassification of $6,864 of debt issuance costs from Other assets, net to Long-term debt in the accompanying consolidated balance sheets as of January 2, 2016.

The Company adopted ASU 2014-12 “Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 8, 2016 and October 10, 2015
(in thousands, except per share data)
(unaudited)

Period" effective the beginning of fiscal 2016. The amendments in this ASU require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The adoption of this standard did not impact the Company's consolidated financial statements as the Company's policies were already consistent with the new guidance.

Recently Issued Accounting Pronouncements

In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments" related to the classification of certain cash receipts and cash payments on the statement of cash flows. The pronouncement provides clarification guidance on eight specific cash flow presentation issues that have developed due to diversity in practice. The issues include, but are not limited to, debt prepayment or extinguishment costs, settlement of zero-coupon debt, proceeds from the settlement of insurance claims, and cash receipts from payments on beneficial interests in securitization transactions. The ASU is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial condition, results of operations or cash flows.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, which requires businesses to present financial assets, measured at an amortized cost basis, at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis, such as trade receivables. The measurement of expected credit loss will be based on historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The ASU is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019, and requires a modified retrospective adoption, with early adoption permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial condition, results of operations or cash flows.

In March 2016, the FASB issued ASU 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" aimed at simplifying certain aspects of accounting for share-based payment transactions. The areas for simplification include the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The Company will adopt ASU 2016-09 in the first quarter of fiscal 2017. The standard will be applied both prospectively and retrospectively depending on the provision. The Company is currently evaluating the impact of the adoption of this guidance on its consolidated financial condition, results of operations and cash flows.

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)." This ASU is a comprehensive new lease standard that amends various aspects of existing guidance for leases and requires additional disclosures about leasing arrangements. It will require companies to recognize lease assets, and lease liabilities by lessees, for those leases classified as operating leases under previous GAAP. Topic 842 retains a distinction between finance leases and operating leases. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous lease guidance. The ASU is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years; earlier adoption is permitted. In the financial statements in which the ASU is first applied, leases shall be measured and recognized at the beginning of the earliest comparative period presented with an adjustment to equity. Practical expedients are available for election as a package and if applied consistently to all leases. The Company is currently evaluating the impact of the adoption of this guidance on its consolidated financial condition, results of operations and cash flows but believes the adoption of this guidance will have a significant impact on the consolidated balance sheets.

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

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 8, 2016 and October 10, 2015
(in thousands, except per share data)
(unaudited)

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

2. Inventories, net:

Inventories are stated at the lower of cost or market. The Company used the LIFO method of accounting for approximately 88% and 89% of inventories at October 8, 2016 and January 2, 2016, respectively. Under LIFO, the Company’s cost of sales reflects the costs of the most recently purchased inventories, while the inventory carrying balance represents the costs for inventories purchased in Fiscal 2016 and prior years. As a result of changes in the LIFO reserve, the Company recorded a reduction to cost of sales of $48,675 and $46,356 for the forty weeks ended October 8, 2016 and October 10, 2015, respectively. The Company's overall costs to acquire inventory for the same or similar products have generally decreased historically as the Company has been able to leverage its continued growth and execution of merchandising strategies.

An actual valuation of inventory under the LIFO method is performed by the Company at the end of each fiscal year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected fiscal year-end inventory levels and costs.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 8, 2016 and October 10, 2015
(in thousands, except per share data)
(unaudited)

Inventory balances at October 8, 2016 and January 2, 2016 were as follows:

	October 8, 2016	January 2, 2016
Inventories at FIFO, net	$4,143,211	$4,009,641
Adjustments to state inventories at LIFO	213,802	165,127
Inventories at LIFO, net	$4,357,013	$4,174,768

3. Exit Activities:

Integration of Carquest stores

The Company approved plans in June 2014 to begin consolidating its Carquest stores acquired with General Parts International, Inc. (“GPI”) on January 2, 2014 as part of a multi-year integration plan. As of October 8, 2016, 316 Carquest stores acquired with GPI had been consolidated into existing Advance Auto Parts stores and 266 stores had been converted to the Advance Auto Parts format. In addition, as of October 8, 2016 the Company had completed the consolidation and conversion of the stores that were acquired with B.W.P. Distributors, Inc. ("BWP") on December 31, 2012 (which also operated under the Carquest trade name). During the twelve weeks ended October 8, 2016 a total of 22 Carquest stores were consolidated and 35 Carquest stores were converted. During the forty weeks ended October 8, 2016 a total of 139 Carquest stores were consolidated and 107 Carquest stores were converted. Plans are in place to consolidate or convert the remaining Carquest stores over the next few years. As of October 8, 2016, the Company had 640 stores still operating under the Carquest name. The Company incurred $2,192 and $2,193 of exit costs related to the consolidations and conversions during the twelve weeks ended October 8, 2016 and October 10, 2015, respectively, and $17,621 and $7,202 during the forty weeks ended October 8, 2016 and October 10, 2015, respectively.

Contract termination costs, such as those associated with leases on closed stores, are recognized at the cease-use date. Closed lease liabilities include the present value of the remaining lease obligations and management’s estimate of future costs of insurance, property tax and common area maintenance (reduced by the present value of estimated revenues from subleases and lease buyouts).

Office Consolidations

In June 2014, the Company approved plans to relocate operations from its Minneapolis, Minnesota and Campbell, California offices to other existing offices of the Company, including its offices in Newark, California, Roanoke, Virginia and Raleigh, North Carolina, and to close its Minneapolis and Campbell offices. The Company also relocated various functions between its existing offices in Roanoke and Raleigh. The relocations and office closings were substantially complete by the end of 2015. The Company incurred restructuring costs of approximately $22,100 under these plans through the end of 2015. Substantially all of these costs were cash expenditures. During the twelve and forty weeks ended October 10, 2015, the Company recognized $431 and $3,459, respectively, of severance/outplacement benefits under these restructuring plans and other severance related to the acquisition of GPI. During the twelve and forty weeks ended October 10, 2015, the Company recognized $928 and $3,699 of relocation costs, respectively.

Other Exit Activities

As of October 10, 2015 the Company had completed its plans approved in August 2014 to consolidate and covert its 40 Autopart International ("AI") stores located in Florida into Advance Auto Parts stores. The Company incurred $2,700 of exit costs associated with this plan during the forty weeks ended October 10, 2015, consisting primarily of closed facility lease obligations.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 8, 2016 and October 10, 2015
(in thousands, except per share data)
(unaudited)

Total Restructuring Liabilities

A summary of the Company’s restructuring liabilities, which are recorded in accrued expenses (current portion) and other long-term liabilities (long-term portion) in the accompanying condensed consolidated balance sheet, are presented in the following table:

	Closed Facility Lease Obligations	Severance	Relocation and Other Exit Costs	Total
Balance, July 16, 2016	$47,582	$1,339	$159	$49,080
Reserves established	2,234	298	48	2,580
Change in estimates	(95)	—	—	(95)
Cash payments	(4,444)	(382)	(53)	(4,879)
Balance, October 8, 2016	$45,277	$1,255	$154	$46,686

Balance, January 2, 2016	42,490	6,255	351	49,096
Reserves established	20,280	908	238	21,426
Change in estimates	(2,066)	(397)	—	(2,463)
Cash payments	(15,427)	(5,511)	(435)	(21,373)
Balance, October 8, 2016	45,277	1,255	154	46,686

4. Goodwill and Intangible Assets:

Goodwill

The following table reflects the carrying amount of goodwill and the changes in goodwill carrying amounts.

	October 8, 2016	January 2, 2016
	(40 weeks ended)	(52 weeks ended)
Goodwill, beginning of period	$989,484	$995,426
Acquisitions	—	1,995
Changes in foreign currency exchange rates	1,908	(7,937)
Goodwill, end of period	$991,392	$989,484

During 2015, the Company added $1,995 of goodwill associated with the acquisition of 23 stores.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 8, 2016 and October 10, 2015
(in thousands, except per share data)
(unaudited)

Intangible Assets Other Than Goodwill

Amortization expense was $11,313 and $12,382 for the twelve weeks ended October 8, 2016 and October 10, 2015, respectively, and $37,089 and $40,595 for the forty weeks ended October 8, 2016 and October 10, 2015, respectively. The gross carrying amounts and accumulated amortization of acquired intangible assets as of October 8, 2016 and January 2, 2016 are comprised of the following:

	October 8, 2016			January 2, 2016
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Customer relationships	$349,764	$(82,747)	$267,017	$358,655	$(70,367)	$288,288
Acquired technology	—	—	—	8,850	(8,850)	—
Favorable leases	56,092	(30,388)	25,704	56,040	(23,984)	32,056
Non-compete and other	54,285	(30,383)	23,902	57,430	(25,368)	32,062
	460,141	(143,518)	316,623	480,975	(128,569)	352,406
Unamortized intangible assets:
Brands, trademark and tradenames	335,738	—	335,738	334,719	—	334,719
Total intangible assets	$795,879	$(143,518)	$652,361	$815,694	$(128,569)	$687,125

During the forty weeks ended October 8, 2016, the Company retired $21,950 of fully amortized intangible assets, impacting both the gross carrying amount and accumulated amortization by this amount.

Future Amortization Expense

The table below shows expected amortization expense for the next five years for acquired intangible assets recorded as of October 8, 2016:

Fiscal Year	Amount
Remainder of 2016	$11,778
2017	46,360
2018	43,477
2019	32,386
2020	32,242
Thereafter	150,380

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 8, 2016 and October 10, 2015
(in thousands, except per share data)
(unaudited)

5. Receivables, net:

Receivables consist of the following:

	October 8, 2016	January 2, 2016
Trade	$463,260	$379,832
Vendor	233,012	229,496
Other	20,984	14,218
Total receivables	717,256	623,546
Less: Allowance for doubtful accounts	(30,309)	(25,758)
Receivables, net	$686,947	$597,788

6. Long-term Debt:

Long-term debt consists of the following:

	October 8, 2016	January 2, 2016
Revolving facility at variable interest rates (3.60% and 2.05% at October 8, 2016 and January 2, 2016, respectively) due December 5, 2018	$—	$80,000
Term loan at variable interest rates (1.69% at January 2, 2016)	—	80,000
5.75% Senior Unsecured Notes (net of unamortized discount and debt issuance costs of $2,129 and $2,577 at October 8, 2016 and January 2, 2016, respectively) due May 1, 2020	297,871	297,423
4.50% Senior Unsecured Notes (net of unamortized discount and debt issuance costs of $1,448 and $1,660 at October 8, 2016 and January 2, 2016, respectively) due January 15, 2022	298,552	298,340
4.50% Senior Unsecured Notes (net of unamortized discount and debt issuance costs of $3,790 and $4,179 at October 8, 2016 and January 2, 2016) due December 1, 2023	446,210	445,821
Other	372	5,311
	1,043,005	1,206,895
Less: Current portion of long-term debt	(372)	(598)
Long-term debt, excluding current portion	$1,042,633	$1,206,297

Adoption of new accounting pronouncement

The Company adopted ASU 2015-3 and ASU 2015-15 effective the beginning of fiscal 2016. ASU 2015-3 simplifies the presentation of debt issuance costs by requiring such costs be presented as a deduction from the corresponding debt liability. ASU 2015-15 clarifies that entities may continue to defer and present debt issuance costs associated with a line-of-credit as an asset and subsequently amortize the deferred costs ratably over the term of the arrangement. The adoption of these ASU's has been retrospectively applied and resulted in a reclassification of $6,864 of debt issuance costs from Other assets to Long-term debt as of January 2, 2016.

Bank Debt

The Company has a credit agreement (the “2013 Credit Agreement”) which provides a $1,000,000 unsecured revolving credit facility with Advance Stores, as Borrower, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent. The revolving credit facility also provides for the issuance of letters of credit with a sub-limit of $300,000 and swingline loans in an amount not to exceed $50,000. The Company may request, subject to agreement by one or more lenders, that the total revolving commitment be increased by an amount not to exceed $250,000 by those respective lenders (up to a total

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 8, 2016 and October 10, 2015
(in thousands, except per share data)
(unaudited)

commitment of $1,250,000) during the term of the 2013 Credit Agreement. Voluntary prepayments and voluntary reductions of the revolving balance are permitted in whole or in part, at the Company’s option, in minimum principal amounts as specified in the 2013 Credit Agreement. Under the terms of the 2013 Credit Agreement the revolving credit facility terminates in December 2018. The 2013 Credit Agreement previously included a term loan, which was repaid in full as of October 8, 2016.

As of October 8, 2016, under the 2013 Credit Agreement, the Company had no outstanding borrowings under the revolver. As of October 8, 2016, the Company had letters of credit outstanding of $100,719, which reduced the availability under the revolver to $899,281. The letters of credit generally have a term of one year or less and primarily serve as collateral for the Company’s self-insurance policies.

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

The 2013 Credit Agreement contains customary covenants restricting the ability of: (a) subsidiaries of Advance Stores to, among other things, create, incur or assume additional debt; (b) Advance Stores and its subsidiaries to, among other things, (i) incur liens, (ii) make loans and investments, (iii) guarantee obligations, and (iv) change the nature of its business conducted by itself and its subsidiaries; (c) Advance, Advance Stores and their subsidiaries to, among other things (i) engage in certain mergers, acquisitions, asset sales and liquidations, (ii) enter into certain hedging arrangements, (iii) enter into restrictive agreements limiting its ability to incur liens on any of its property or assets, pay distributions, repay loans, or guarantee indebtedness of its subsidiaries, and (iv) engage in sale-leaseback transactions; and (d) Advance, among other things, to change its holding company status. Advance and Advance Stores are required to comply with financial covenants with respect to a maximum leverage ratio and a minimum consolidated coverage ratio. The 2013 Credit Agreement also provides for customary events of default, including non-payment defaults, covenant defaults and cross-defaults to Advance Stores’ other material indebtedness. The Company was in compliance with its covenants with respect to the 2013 Credit Agreement as of October 8, 2016.

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
For the Twelve and Forty Week Periods Ended October 8, 2016 and October 10, 2015
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

Debt Guarantees

The Company is a guarantor of loans made by banks to various independently-owned Carquest stores that are customers of the Company ("Independents") totaling $27,258 as of October 8, 2016. The Company has concluded that some of these guarantees meet the definition of a variable interest in a variable interest entity. However, the Company does not have the power to direct the activities that most significantly affect the economic performance of the Independents and therefore is not the primary beneficiary of these stores. Upon entering into a relationship with certain Independents, the Company guaranteed the debt of those stores to aid in the procurement of business loans. These loans are collateralized by security agreements on merchandise inventory and other assets of the borrowers. The approximate value of the inventory collateralized in these agreements is $71,741 as of October 8, 2016. The Company believes that the likelihood of performance under these guarantees is remote, and any fair value attributable to these guarantees would be very minimal.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

During the forty weeks ended October 8, 2016, the Company had no significant assets or liabilities that were measured at fair value on a recurring basis.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 8, 2016 and October 10, 2015
(in thousands, except per share data)
(unaudited)

Non-Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). During the forty weeks ended October 8, 2016, the Company had no significant fair value measurements of non-financial assets or liabilities.

Fair Value of Financial Assets and Liabilities

The carrying amounts of the Company’s cash and cash equivalents, accounts receivable, bank overdrafts, accounts payable, accrued expenses and the current portion of long term debt approximate their fair values due to the relatively short term nature of these instruments. The fair value of the Company’s senior unsecured notes was determined using Level 2 inputs based on quoted market prices, and the Company believes that the carrying value of its other long-term debt and certain long-term liabilities approximate fair value. The carrying value and fair value of the Company's long-term debt as of October 8, 2016 and January 2, 2016, respectively, are as follows:

	October 8, 2016	January 2, 2016
Carrying Value	$1,042,633	$1,206,297
Fair Value	$1,135,000	$1,262,000

The adoption of ASU 2015-3 resulted in a reclassification of $6,864 of debt issuance costs from Other assets, net to Long-term debt decreasing the carrying value as of January 2, 2016.

8. Stock Repurchases:

The Company’s stock repurchase program allows it to repurchase its common stock on the open market or in privately negotiated transactions from time to time in accordance with the requirements of the SEC. The Company's $500,000 stock repurchase program in place as of October 8, 2016 was authorized by its Board of Directors on May 14, 2012.

During the twelve and forty week periods ended October 8, 2016 the Company repurchased no shares of its common stock under its stock repurchase program. The Company had $415,092 remaining under its stock repurchase program as of October 8, 2016.

The Company repurchased 1 share of its common stock at an aggregate cost of $121, or an average price of $159.16 per share, in connection with the net settlement of shares issued as a result of the vesting of restricted stock units during the twelve weeks ended October 8, 2016. The Company repurchased 81 shares of its common stock at an aggregate cost of $12,300, or an average price of $152.65 per share, in connection with the net settlement of shares issued as a result of the vesting of restricted stock units during the forty weeks ended October 8, 2016.

9. Earnings per Share:

Certain of the Company’s shares granted to Team Members in the form of restricted stock and restricted stock units are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per share. For the twelve week periods ended October 8, 2016 and October 10, 2015, earnings of $520 and $425, respectively, were allocated to the participating securities. For the forty week periods ended October 8, 2016 and October 10, 2015, earnings of $1,712 and $1,503, respectively, were allocated to the participating securities.

Diluted earnings per share are calculated by including the effect of dilutive securities. Share-based awards to purchase approximately 22 and 1 shares of common stock that had an exercise price in excess of the average market price of the common stock during the twelve week periods ended October 8, 2016 and October 10, 2015, respectively, were not included in the calculation of diluted earnings per share because they were anti-dilutive. Share-based awards to purchase approximately 22 and 1 shares of common stock that had an exercise price in excess of the average market price of the common stock during the forty

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 8, 2016 and October 10, 2015
(in thousands, except per share data)
(unaudited)

week periods ended October 8, 2016 and October 10, 2015, respectively, were not included in the calculation of diluted earnings per share because they were anti-dilutive.

The following table illustrates the computation of basic and diluted earnings per share for the twelve and forty week periods ended October 8, 2016 and October 10, 2015:

	Twelve Weeks Ended		Forty Weeks Ended
	October 8, 2016	October 10, 2015	October 8, 2016	October 10, 2015
Numerator
Net income	$113,844	$120,469	$397,257	$418,579
Participating securities' share in earnings	(520)	(425)	(1,712)	(1,503)
Net income applicable to common shares	$113,324	$120,044	$395,545	$417,076
Denominator
Basic weighted average common shares	73,638	73,215	73,524	73,168
Dilutive impact of share-based awards	222	548	323	527
Diluted weighted average common shares	73,860	73,763	73,847	73,695
Basic earnings per common share
Net income applicable to common stockholders	$1.54	$1.64	$5.38	$5.70
Diluted earnings per common share
Net income applicable to common stockholders	$1.53	$1.63	$5.36	$5.66

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

The Company granted 52 performance-based RSUs, 57 time-based RSUs, 81 performance-based SARs and 69 time-based SARs during the forty week period ended October 8, 2016. The majority of these grants represent an off-cycle award granted in accordance with the employment agreement reached with the Company’s new CEO hired in April 2016. The weighted average fair values of the performance-based and time-based RSUs granted during the forty week period ended October 8, 2016 were $160.99 and $156.63 per share, respectively. The fair value of each RSU was determined based on the market price of the Company’s stock on the date of grant. The weighted average fair values of the performance-based and time-based SARs granted during the forty week period ended October 8, 2016 were $36.58 and $43.64 per share, respectively.

The Company also granted a broad-based incentive award to store and field team members of 364 performance-based RSUs during the twelve-week period ended October 8, 2016, which vests based on the achievement of performance metrics during the Company's third and fourth fiscal quarters of 2016, subject to a continued one-year service period. The Company expects only 71 of the performance-based RSUs to be earned based on performance. The weighted-average fair value of the performance-based RSUs granted was $164.36. The fair value of each performance-based RSU was determined based on the market price of the Company’s stock on the date of grant.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 8, 2016 and October 10, 2015
(in thousands, except per share data)
(unaudited)

The fair value of each SAR was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Black-Scholes Option Valuation Assumptions	October 8, 2016
Risk-free interest rate (1)	1.2%
Expected dividend yield	0.2%
Expected stock price volatility (2)	27.7%
Expected life of awards (in months) (3)	55

(1)	The risk-free interest rate is based on the U.S. Treasury constant maturity interest rate having a term consistent with the expected life of the award.

(2)	Expected volatility is determined using a blend of historical and implied volatility.

(3)	The expected life of the Company's awards represents the estimated period of time until exercise and is based on historical experience of previously granted awards.

See the Company's Annual Report on Form 10-K for the year ended January 2, 2016, for a more detailed discussion regarding the terms of the Company’s share-based compensation awards.

The Company recognizes share-based compensation expense on a straight-line basis net of estimated forfeitures. Forfeitures are estimated based on historical experience. Total share-based compensation expense included in the Company’s consolidated statements of operations was $2,522 for the twelve week period ended October 8, 2016 and the related income tax benefit recognized was $951. Total share-based compensation expense included in the Company’s consolidated statements of operations was $11,664 for the forty week period ended October 8, 2016 and the related income tax benefit recognized was $4,252. As of October 8, 2016, there was $33,263 of unrecognized compensation expense related to all share-based awards that is expected to be recognized over a weighted average period of 1.5 years.

The aggregate intrinsic value for outstanding awards at October 8, 2016 was approximately $88,885 based on the Company's closing stock price of $148.13 as of the last trading day of the first fiscal quarter ending October 8, 2016. For the forty weeks ended October 8, 2016, the aggregate intrinsic value for awards exercised was $68,810.

11. Warranty Liabilities:

The following table presents changes in the Company’s warranty reserves:

	October 8, 2016	January 2, 2016
	(40 weeks ended)	(52 weeks ended)
Warranty reserve, beginning of period	$44,479	$47,972
Additions to warranty reserves	32,439	44,367
Reserves utilized	(32,187)	(47,860)
Warranty reserve, end of period	$44,731	$44,479

The Company’s warranty liabilities are included in Accrued expenses in its condensed consolidated balance sheets.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 8, 2016 and October 10, 2015
(in thousands, except per share data)
(unaudited)

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

The following tables present condensed consolidating balance sheets as of October 8, 2016 and January 2, 2016, condensed consolidating statements of operations and comprehensive income for the twelve and forty weeks ended October 8, 2016 and October 10, 2015, and condensed consolidating statements of cash flows for the forty weeks ended October 8, 2016 and October 10, 2015 and should be read in conjunction with the condensed consolidated financial statements herein.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 8, 2016 and October 10, 2015
(in thousands, except per share data)
(unaudited)

Condensed Consolidating Balance Sheets
As of October 8, 2016

	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$22	$82,857	$36,637	$(22)	$119,494
Receivables, net	—	653,750	33,197	—	686,947
Inventories, net	—	4,162,779	194,234	—	4,357,013
Other current assets	—	97,366	1,447	(141)	98,672
Total current assets	22	4,996,752	265,515	(163)	5,262,126
Property and equipment, net of accumulated depreciation	134	1,432,328	9,711	—	1,442,173
Goodwill	—	943,359	48,033	—	991,392
Intangible assets, net	—	605,961	46,400	—	652,361
Other assets, net	7,429	65,941	652	(7,429)	66,593
Investment in subsidiaries	2,941,307	355,513	—	(3,296,820)	—
Intercompany note receivable	1,048,362	—	—	(1,048,362)	—
Due from intercompany, net	—	—	325,159	(325,159)	—
	$3,997,254	$8,399,854	$695,470	$(4,677,933)	$8,414,645
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$—	$372	$—	$—	$372
Accounts payable	335	2,903,985	292,755	—	3,197,075
Accrued expenses	2,859	563,876	23,731	(141)	590,325
Other current liabilities	—	47,296	2,305	(22)	49,579
Total current liabilities	3,194	3,515,529	318,791	(163)	3,837,351
Long-term debt	1,042,633	—	—	—	1,042,633
Deferred income taxes	—	443,796	18,981	(7,429)	455,348
Other long-term liabilities	—	221,407	2,185	—	223,592
Intercompany note payable	—	1,048,362	—	(1,048,362)	—
Due to intercompany, net	95,706	229,453	—	(325,159)	—
Commitments and contingencies

Stockholders' equity	2,855,721	2,941,307	355,513	(3,296,820)	2,855,721
	$3,997,254	$8,399,854	$695,470	$(4,677,933)	$8,414,645

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 8, 2016 and October 10, 2015
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

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 8, 2016 and October 10, 2015
(in thousands, except per share data)
(unaudited)

Condensed Consolidating Statements of Operations
For the Twelve weeks ended October 8, 2016

	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$2,174,483	$112,072	$(37,700)	$2,248,855
Cost of sales, including purchasing and warehousing costs	—	1,219,636	78,714	(37,700)	1,260,650
Gross profit	—	954,847	33,358	—	988,205
Selling, general and administrative expenses	6,665	778,643	20,807	(11,678)	794,437
Operating (loss) income	(6,665)	176,204	12,551	11,678	193,768
Other, net:
Interest (expense) income	(11,932)	(1,669)	20	—	(13,581)
Other income (expense), net	18,809	(4,791)	(4,689)	(11,678)	(2,349)
Total other, net	6,877	(6,460)	(4,669)	(11,678)	(15,930)
Income before provision for income taxes	212	169,744	7,882	—	177,838
Provision for income taxes	361	62,252	1,381	—	63,994
(Loss) income before equity in earnings of subsidiaries	(149)	107,492	6,501	—	113,844
Equity in earnings of subsidiaries	113,993	6,501	—	(120,494)	—
Net income	$113,844	$113,993	$6,501	$(120,494)	$113,844

Condensed Consolidating Statements of Operations
For the Twelve weeks ended October 10, 2015

	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$2,223,582	$132,404	$(60,783)	$2,295,203
Cost of sales, including purchasing and warehousing costs	—	1,226,663	96,936	(60,783)	1,262,816
Gross profit	—	996,919	35,468	—	1,032,387
Selling, general and administrative expenses	4,269	814,492	21,017	(12,916)	826,862
Operating (loss) income	(4,269)	182,427	14,451	12,916	205,525
Other, net:
Interest (expense) income	(11,929)	(2,478)	23	—	(14,384)
Other income (expense), net	16,243	(3,843)	1,792	(12,916)	1,276
Total other, net	4,314	(6,321)	1,815	(12,916)	(13,108)
Income before provision for income taxes	45	176,106	16,266	—	192,417
Provision for income taxes	110	68,435	3,403	—	71,948
(Loss) income before equity in earnings of subsidiaries	(65)	107,671	12,863	—	120,469
Equity in earnings of subsidiaries	120,534	12,863	—	(133,397)	—
Net income	$120,469	$120,534	$12,863	$(133,397)	$120,469

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 8, 2016 and October 10, 2015
(in thousands, except per share data)
(unaudited)

Condensed Consolidating Statements of Operations
For the Forty weeks ended October 8, 2016

	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$7,240,681	$432,170	$(188,063)	$7,484,788
Cost of sales, including purchasing and warehousing costs	—	4,023,979	300,521	(188,063)	4,136,437
Gross profit	—	3,216,702	131,649	—	3,348,351
Selling, general and administrative expenses	17,965	2,620,217	72,028	(43,310)	2,666,900
Operating (loss) income	(17,965)	596,485	59,621	43,310	681,451
Other, net:
Interest (expense) income	(40,148)	(6,457)	60	—	(46,545)
Other income (expense), net	58,524	(6,315)	(1,881)	(43,310)	7,018
Total other, net	18,376	(12,772)	(1,821)	(43,310)	(39,527)
Income before provision for income taxes	411	583,713	57,800	—	641,924
Provision for income taxes	1,008	231,664	11,995	—	244,667
(Loss) income before equity in earnings of subsidiaries	(597)	352,049	45,805	—	397,257
Equity in earnings of subsidiaries	397,854	45,805	—	(443,659)	—
Net income	$397,257	$397,854	$45,805	$(443,659)	$397,257

Condensed Consolidating Statements of Operations
For the Forty weeks ended October 10, 2015

	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$7,466,695	$465,035	$(228,257)	$7,703,473
Cost of sales, including purchasing and warehousing costs	—	4,081,261	336,869	(228,257)	4,189,873
Gross profit	—	3,385,434	128,166	—	3,513,600
Selling, general and administrative expenses	15,377	2,744,555	72,981	(44,415)	2,788,498
Operating (loss) income	(15,377)	640,879	55,185	44,415	725,102
Other, net:
Interest (expense) income	(40,280)	(11,481)	162	—	(51,599)
Other income (expense), net	55,886	(11,077)	(4,834)	(44,415)	(4,440)
Total other, net	15,606	(22,558)	(4,672)	(44,415)	(56,039)
Income before provision for income taxes	229	618,321	50,513	—	669,063
Provision for income taxes	564	241,885	8,035	—	250,484
(Loss) income before equity in earnings of subsidiaries	(335)	376,436	42,478	—	418,579
Equity in earnings of subsidiaries	418,914	42,478	—	(461,392)	—
Net income	$418,579	$418,914	$42,478	$(461,392)	$418,579

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 8, 2016 and October 10, 2015
(in thousands, except per share data)
(unaudited)

Condensed Consolidating Statements of Comprehensive Income
For the Twelve Weeks ended October 8, 2016

	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$113,844	$113,993	$6,501	$(120,494)	$113,844
Other comprehensive loss:
Changes in net unrecognized other postretirement benefit costs	—	(136)	—	—	(136)
Currency translation adjustments	—	—	(4,939)	—	(4,939)
Equity in other comprehensive loss of subsidiaries	(5,075)	(4,939)	—	10,014	—
Other comprehensive loss	(5,075)	(5,075)	(4,939)	10,014	(5,075)
Comprehensive income	$108,769	$108,918	$1,562	$(110,480)	$108,769

Condensed Consolidating Statements of Comprehensive Income
For the Twelve Weeks ended October 10, 2015

	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$120,469	$120,534	$12,863	$(133,397)	$120,469
Other comprehensive income:
Changes in net unrecognized other postretirement benefit costs	—	(134)	—	—	(134)
Currency translation adjustments	—	—	811	—	811
Equity in other comprehensive income of subsidiaries	677	811	—	(1,488)	—
Other comprehensive income	677	677	811	(1,488)	677
Comprehensive income	$121,146	$121,211	$13,674	$(134,885)	$121,146

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 8, 2016 and October 10, 2015
(in thousands, except per share data)
(unaudited)

Condensed Consolidating Statements of Comprehensive Income
For the Forty Weeks ended October 8, 2016

	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$397,257	$397,854	$45,805	$(443,659)	$397,257
Other comprehensive income:
Changes in net unrecognized other postretirement benefit costs	—	(455)	—	—	(455)
Currency translation adjustments	—	—	7,018	—	7,018
Equity in other comprehensive income of subsidiaries	6,563	7,018	—	(13,581)	—
Other comprehensive income	6,563	6,563	7,018	(13,581)	6,563
Comprehensive income	$403,820	$404,417	$52,823	$(457,240)	$403,820

Condensed Consolidating Statements of Comprehensive Income
For the Forty Weeks ended October 10, 2015

	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$418,579	$418,914	$42,478	$(461,392)	$418,579
Other comprehensive loss:
Changes in net unrecognized other postretirement benefit costs	—	(446)	—	—	(446)
Currency translation adjustments	—	—	(19,270)	—	(19,270)
Equity in other comprehensive loss of subsidiaries	(19,716)	(19,270)	—	38,986	—
Other comprehensive loss	(19,716)	(19,716)	(19,270)	38,986	(19,716)
Comprehensive income	$398,863	$399,198	$23,208	$(422,406)	$398,863

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 8, 2016 and October 10, 2015
(in thousands, except per share data)
(unaudited)

Condensed Consolidating Statements of Cash Flows
For the Forty weeks ended October 8, 2016

	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$14	$398,034	$11,369	$—	$409,417
Cash flows from investing activities:
Purchases of property and equipment	—	(202,382)	(1,831)	—	(204,213)
Business acquisitions, net of cash acquired	—	(2,672)	—	—	(2,672)
Proceeds from sales of property and equipment	—	1,481	2	—	1,483
Net cash used in investing activities	—	(203,573)	(1,829)	—	(205,402)
Cash flows from financing activities:
Increase (decrease) in bank overdrafts	—	10,006	(1,227)	(14)	8,765
Borrowings under credit facilities	—	686,100	—	—	686,100
Payments on credit facilities	—	(846,100)	—	—	(846,100)
Dividends paid	—	(17,734)	—	—	(17,734)
Proceeds from the issuance of common stock, primarily for employee stock purchase plan	—	3,438	—	—	3,438
Tax withholdings related to the exercise of stock appreciation rights	—	(15,764)	—	—	(15,764)
Excess tax benefit from share-based compensation	—	17,615	—	—	17,615
Repurchase of common stock	—	(12,300)	—	—	(12,300)
Other	—	(323)	—	—	(323)
Net cash used in financing activities	—	(175,062)	(1,227)	(14)	(176,303)
Effect of exchange rate changes on cash	—	—	1,000	—	1,000
Net increase in cash and cash equivalents	14	19,399	9,313	(14)	28,712
Cash and cash equivalents, beginning of period	8	63,458	27,324	(8)	90,782
Cash and cash equivalents, end of period	$22	$82,857	$36,637	$(22)	$119,494

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
For the Twelve and Forty Week Periods Ended October 8, 2016 and October 10, 2015
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

Introduction

We are a leading automotive aftermarket parts provider in North America, serving "do-it-for me", or Professional, and "do-it-yourself", or DIY, customers as well as independently-owned operators. As of October 8, 2016, we operated a total of 5,058 stores and 127 distribution branches, primarily within the United States, with additional locations in Canada, Puerto Rico and the U.S. Virgin Islands. Our stores operate primarily under the trade names "Advance Auto Parts (AAP)," "Autopart International (AI)" and "Carquest," and our distribution branches operate under the "Worldpac" trade name. In addition, we serve approximately 1,250 independently-owned Carquest stores ("independent stores").

Our stores and branches offer a broad selection of brand name, original equipment manufacturer ("OEM") and private label automotive replacement parts, accessories, batteries and maintenance items for domestic and imported cars, vans, sport utility vehicles and light and heavy duty trucks. Through our integrated operating approach, we serve our Professional and DIY customers from our store and branch locations and online at www.AdvanceAutoParts.com and www.Worldpac.com. Our Professional customers, consisting primarily of delivery customers for whom we deliver product from our store and branch locations to our Professional customers’ places of business, including independent garages, service stations and auto dealers, can conveniently place their orders online through these websites. Our online websites also allow our DIY customers to pick up merchandise ordered online at a conveniently located store or have their purchases shipped directly to them.

Management Overview

We generated diluted earnings per share, or diluted EPS, of $1.53 during our twelve weeks ended October 8, 2016 (or the third quarter of Fiscal 2016) compared to $1.63 for the comparable period of Fiscal 2015. When adjusted for the following non-operational items, our adjusted diluted earnings per share ("Adjusted EPS") was $1.73 during the third quarter of Fiscal 2016 compared to $1.95 during the comparable period of Fiscal 2015:

	Q3 2016	Q3 2015
GPI integration, store consolidation and support center restructuring	$0.12	$0.24
Amortization related to the acquired intangible assets from GPI	$0.08	$0.08

Refer to the "Reconciliation of Non-GAAP Financial Measures" section for further details of our non-GAAP adjustments.

The decrease in our diluted EPS for the third quarter of fiscal 2016 compared to fiscal 2015 was driven primarily by declines in our sales and gross profit rate. Our comparable store sales declined 1.0% compared to the third quarter of Fiscal 2015, but improved sequentially from the second quarter of fiscal 2016, reflecting improvements in product availability and service levels. We have a number of availability pilots underway and are able to leverage some of the learnings from these pilots immediately, while other aspects will take longer and form part of our availability improvement plan in 2017 and beyond. In terms of profitability, our results largely reflect the impact of lower gross profit performance in the quarter primarily due to higher supply chain expenses.

Summary of Third Quarter Financial Results

A high-level summary of our financial results for the third quarter of Fiscal 2016 is included below:

•
Total sales during the third quarter of Fiscal 2016 were $2,248.9 million, a decrease of 2.0% as compared to the third quarter of Fiscal 2015. This decrease was primarily driven by a comparable store sales decline of 1.0%, store closures and the effect of Carquest store consolidations.

•
Our operating income for the third quarter of Fiscal 2016 was $193.8 million, a decrease of $11.8 million from the comparable period of Fiscal 2015. As a percentage of total sales, operating income was 8.6%, a decrease of 34 basis points versus the comparable period of Fiscal 2015.

•
Our inventory balance as of October 8, 2016 increased $182.2 million, or 4.4%, over our inventory balance as of January 2, 2016. Sequentially, our inventory levels are down from the first quarter. However, the year-over-year increase in inventory was primarily driven by the build-up of transitional inventory associated with our Carquest store consolidations, the opening of new locations, including a new Worldpac distribution center, and lower than expected sales for the quarter.

•
We generated operating cash flow of $409.4 million during the forty weeks ended October 8, 2016, a decrease of 21.3% from the comparable period of Fiscal 2015, primarily due to cash outflows associated with inventory, net of accounts payable.

Refer to the "Results of Operations" and "Liquidity and Capital Resources" sections for further details of our income statement and cash flow results, respectively.

Business and Industry Update

Our focus in 2016 is to regain top line sales growth as the first step towards driving sustainable, long-term performance improvement. Under the leadership of our CEO, who joined the Company in April 2016, we have evaluated all facets of our business in conjunction with the development of a strategic business plan that is intended to significantly improve our customer service and financial performance over the next five years.

The underlying framework of this plan focuses on growth, productivity and people and culture. The growth and margin expansion elements of our strategic business plan include i) Supply Chain, ii) Professional, iii) DIY and iv) Productivity. This agenda will be supported and executed with a focus on our talent and culture. In 2017, we plan to roll out new supply chain capabilities that will enhance inventory positioning in our network, improve assortment and in-market availability and improve speed and accuracy of delivery. Over the longer-term we will continue to further streamline our supply chain network and systems from the GPI acquisition to enable a more seamless inventory transfer throughout the entire value chain across both corporate and independent stores, driving productivity. The GPI integration plan has been fully embedded in our strategic business plan. For our Professional customers our focus is on providing high quality parts, improved product availability, consistency of service and fast delivery. We will also work to grow our DIY base by providing more relevant services in a consistent fashion across the network and improving both our store and online experience. Our productivity agenda will focus on removing unnecessary costs while driving new capabilities and investing in long-term growth creation.

Our strategic business plan takes advantage of the favorable industry fundamentals. Operating within the automotive aftermarket industry, we are influenced by a number of general macroeconomic factors similar to those affecting the overall retail industry. These factors include, but are not limited to, fuel costs, unemployment rates, consumer confidence and competition. We believe the macroeconomic environment should position our industry favorably in 2016 as lower fuel costs, a stabilized labor market and increasing disposable income should help to provide a positive impact. In addition, industry fundamentals continue to be strong with miles driven increasing and the number of vehicles 11 years and older continuing to increase. We believe that two key drivers of demand within the automotive aftermarket are (i) the number of miles driven in the U.S. and (ii) the number and average age of vehicles on the road.
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

We remain encouraged by the (i) positive fundamentals of the automotive aftermarket industry and (ii) initiatives that we have underway to support our strategic business plan. In the short-term, we are beginning to see favorable results from addressing issues surrounding product availability, service levels and overall execution levels throughout the organization.

Store Development

We serve our Professional and DIY customers in a similar fashion through four different store brands. The table below sets forth detail of our store and branch development activity for the twelve and forty weeks ended October 8, 2016, including the consolidation of stores as part of our integration plans and the number of locations with Professional delivery programs. In addition to the changes in our store counts detailed below, during the twelve and forty weeks ended October 8, 2016 we relocated 11 and 37 of our stores, respectively.

	AAP	AI	CARQUEST (1)	WORLDPAC	Total
July 16, 2016	4,189	181	696	126	5,192
New	16	—	2	1	19
Closed	(3)	—	(1)	—	(4)
Consolidated (2)	—	—	(22)	—	(22)
Converted (3)	35	—	(35)	—	—
October 8, 2016	4,237	181	640	127	5,185

January 2, 2016	4,102	184	885	122	5,293
New	42	—	6	5	53
Closed	(11)	(3)	(5)	—	(19)
Consolidated (2)	(3)	—	(139)	—	(142)
Converted (3)	107	—	(107)	—	—
October 8, 2016	4,237	181	640	127	5,185
Locations with professional delivery programs	3,574	181	640	127	4,522
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
Critical Accounting Policies

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Our discussion and analysis of the financial condition and results of operations are based on these financial statements. The preparation of these financial statements requires the application of accounting policies in addition to certain estimates and judgments by our management. Our estimates and judgments are based on currently available information, historical results and other assumptions we believe are reasonable. Actual results could differ materially from these estimates. During the twelve and forty weeks ended October 8, 2016, we consistently applied the critical accounting policies discussed in our 2015 Form 10-K. For a complete discussion regarding these critical accounting policies, refer to the 2015 Form 10-K.

Components of Statement of Operations

Net Sales

Net sales consist primarily of merchandise sales from our store and branch locations to both our Professional and DIY customers, sales from our e-commerce websites and sales to independently-owned Carquest stores. Sales are recorded net of discounts and rebates, sales taxes and estimated returns and allowances. Our total sales growth is comprised of both comparable store sales and new store sales. We calculate comparable store sales based on the change in store or branch sales starting once a store location has been open for 13 complete accounting periods (approximately one year) and by including e-commerce sales. Sales to independently-owned Carquest stores are excluded from our comparable store sales. We include sales from relocated stores in comparable store sales from the original date of opening. Acquired stores are included in our comparable store sales once the stores have completed 13 complete accounting periods following the acquisition date (approximately one year).

Cost of Sales

Our cost of sales consists of merchandise costs, net of incentives under vendor programs; inventory shrinkage, defective merchandise and warranty costs; and warehouse and distribution expenses, including depreciation and amortization. Gross profit as a percentage of net sales may be affected by (i) variations in our product mix, (ii) price changes in response to competitive factors and fluctuations in merchandise costs, (iii) vendor programs, (iv) inventory shrinkage, (v) defective merchandise and warranty costs and (vi) warehouse and distribution costs. We seek to minimize fluctuations in merchandise costs and instability of supply by entering into long-term purchasing agreements, without minimum purchase volume requirements, when we believe it is advantageous. Our cost of sales and gross profit rates may not be comparable to that of our competitors due to differences in industry practice regarding the classification of certain costs and mix of Professional and DIY sales.

Selling, General and Administrative Expenses

SG&A expenses consist of store payroll, store occupancy (including rent and depreciation), advertising expenses, acquisition and integration related expenses, Professional delivery expenses, other store expenses and general and administrative expenses, including salaries and related benefits of store support center Team Members, share-based compensation expenses, store support center administrative office expenses, data processing, professional expenses, self-insurance costs, depreciation and amortization, closed facility expense and impairment charges, if any, and other related expenses.

Results of Operations

The following table sets forth certain of our operating data expressed as a percentage of net sales for the periods indicated.

	Twelve Week Periods Ended		Forty Week Periods Ended
	October 8, 2016	October 10, 2015	October 8, 2016	October 10, 2015
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales, including purchasing and warehousing costs	56.1	55.0	55.3	54.4
Gross profit	43.9	45.0	44.7	45.6
Selling, general and administrative expenses	35.3	36.0	35.6	36.2
Operating income	8.6	9.0	9.1	9.4
Interest expense	(0.6)	(0.6)	(0.6)	(0.7)
Other income (expense), net	(0.1)	0.1	0.1	(0.1)
Provision for income taxes	2.8	3.1	3.3	3.3
Net income	5.1%	5.2%	5.3%	5.4%

Net Sales

Net sales for the twelve weeks ended October 8, 2016 were $2,248.9 million, a decrease of $46.3 million, or 2.0%, as compared to net sales for the twelve weeks ended October 10, 2015. The sales decrease was primarily due to our comparable store sales decrease of 1.0% and the portion of sales that did not transfer from stores that were consolidated. In addition our store closures, net of new stores, reduced our store count by a net of four stores over the last four quarters. While our number of transactions was down during the third quarter, we saw a modest increase in ticket size compared to the prior year.

Despite improved comparable store sales performance across most of our regions compared to the second quarter of fiscal 2016, our performance in the Northeast and Great Lakes regions continued to be disproportionately impacted. As previously described the change to daily replenishment negatively impacted the operations of the distribution centers in those regions more than anticipated. We are continuing steps to improve fill rates, accuracy rates and overall availability to our stores serviced by these distribution centers and are seeing improvement in these performance metrics.

Net sales for the forty weeks ended October 8, 2016 were $7,484.8 million, a decrease of $218.7 million, or 2.8%, as compared to net sales for the forty weeks ended October 10, 2015. The sales decrease was primarily due to our comparable store sales decrease of 2.4% and the portion of sales that did not transfer from stores that were consolidated over the last four quarters.

Gross Profit

Gross profit for the twelve weeks ended October 8, 2016 was $988.2 million, or 43.9% of net sales, as compared to $1,032.4 million, or 45.0% of net sales, for the comparable period of last year, representing a decrease of 104 basis points. The 104 basis-point decrease in gross profit rate was primarily due to higher supply chain costs in our Northeast and Great Lakes distribution centers as we executed planned transitions in delivery frequency in these facilities. In addition, we experienced higher supply chain costs associated with elevated inventory levels earlier in the year.

Gross profit for the forty weeks ended October 8, 2016 was $3,348.4 million, or 44.7% of net sales, as compared to $3,513.6 million, or 45.6% of net sales, for the comparable period of last year, representing a decrease of 88 basis points. The 88 basis-point decrease in gross profit rate was similarly driven by higher supply chain costs.

SG&A

SG&A expenses for the twelve weeks ended October 8, 2016 were $794.4 million, or 35.3% of net sales, as compared to $826.9 million, or 36.0% of net sales, for the comparable period of last year, representing a decrease of 70 basis-points. This decrease was primarily the result of lower integration and restructuring related costs during the third quarter of 2016. Excluding the impact of integration and restructuring related costs, our SG&A rate was essentially flat year-over-year reflecting a continued focus on cost discipline offset by costs associated with customer service initiatives.

SG&A expenses for the forty weeks ended October 8, 2016 were $2,666.9 million, or 35.6% of net sales, as compared to $2,788.5 million, or 36.2% of net sales, for the comparable period of last year, representing a decrease of 57 basis-points. This decrease was driven by factors similar to those described above for the twelve weeks ended October 8, 2016.

Operating Income

Operating income for the twelve weeks ended October 8, 2016 was $193.8 million, or 8.6% of net sales, as compared to $205.5 million, or 9.0% of net sales, for the comparable period of last year. The rate is reflective of a decrease in our gross profit rate partially offset by a decrease in our SG&A rate from the comparable period of Fiscal 2015. These changes on a rate basis were due to the gross profit and SG&A drivers previously discussed.

Operating income for the forty weeks ended October 8, 2016 was $681.5 million, or 9.1% of net sales, as compared to $725.1 million, or 9.4% of net sales, for the comparable period of last year. The rate is reflective of a decrease in our gross profit rate partially offset by a decrease in our SG&A rate from the comparable period of Fiscal 2015. These changes on a rate basis were due to the gross profit and SG&A drivers previously discussed.

Interest Expense

Interest expense for the twelve weeks ended October 8, 2016 was $13.6 million, or 0.6% of net sales, as compared to $14.4 million, or 0.6% of net sales, for the comparable period in Fiscal 2015. The decrease in interest expense for the twelve weeks ended October 8, 2016 was due to repayments made on our credit facility over the last year.

Interest expense for the forty weeks ended October 8, 2016 was $46.5 million, or 0.6% of net sales, as compared to $51.6 million, or 0.7% of net sales, for the comparable period in Fiscal 2015. The decrease in interest expense for the forty weeks ended October 8, 2016 was due to repayments made on our credit facility over the last year.

Income Taxes

Income tax expense for the twelve weeks ended October 8, 2016 was $64.0 million, as compared to $71.9 million for the comparable period of Fiscal 2015. Our effective income tax rate was 36.0% and 37.4% for the twelve weeks ended October 8, 2016 and October 10, 2015, respectively. The decrease in our effective tax rate was primarily due to the state tax statute expirations and the settlement of a state tax audit during the quarter.

Income tax expense for the forty weeks ended October 8, 2016 was $244.7 million, as compared to $250.5 million for the comparable period of Fiscal 2015. Our effective income tax rate was 38.1% and 37.4% for the forty weeks ended October 8, 2016 and October 10, 2015, respectively. The increase in the effective tax rate for the forty weeks ended October 8, 2016 compared to the comparable period of Fiscal 2015 was primarily due to the accrual of an estimated tax settlement of $7.7 million in our second quarter of fiscal 2016 related to an income tax audit of GPI for time periods prior to our acquisition of GPI. We believe this settlement will be largely recoverable under the escrow for indemnification claims in our purchase agreement with GPI and therefore recorded corresponding income of $6.7 million in Other Income, net.

Net Income

Net income for the twelve weeks ended October 8, 2016 was $113.8 million, or $1.53 per diluted share, as compared to $120.5 million, or $1.63 per diluted share, for the comparable period of Fiscal 2015. As a percentage of net sales, net income for the twelve weeks ended October 8, 2016 was 5.1%, as compared to 5.2% for the comparable period of Fiscal 2015. Negatively impacting diluted EPS and net income in the third quarter of Fiscal 2016 and Fiscal 2015 were GPI integration, store consolidation and support center restructuring expenses and amortization of intangible assets related to the GPI acquisition of $23.8 million and $38.3 million, respectively, or $0.20 and $0.32 per diluted share, respectively.

Net income for the forty weeks ended October 8, 2016 was $397.3 million, or $5.36 per diluted share, as compared to $418.6 million, or $5.66 per diluted share, for the comparable period of Fiscal 2015. As a percentage of net sales, net income for the forty weeks ended October 8, 2016 was 5.3%, as compared to 5.4% for the comparable period of Fiscal 2015. Negatively impacting diluted EPS and net income for the forty weeks ended October 8, 2016 and October 10, 2015 were GPI integration, store consolidation and support center restructuring expenses and amortization of intangible assets related to the GPI acquisition of $94.3 million and $112.5 million, respectively, or $0.78 and $0.94 per diluted share, respectively.

Reconciliation of Non-GAAP Financial Measures

"Management’s Discussion and Analysis of Financial Condition and Results of Operations" include certain financial measures not derived in accordance with generally accepted accounting principles (“GAAP”). Non-GAAP financial measures should not be used as a substitute for GAAP financial measures, or considered in isolation, for the purpose of analyzing our operating performance, financial position or cash flows. However, we have presented the non-GAAP financial measures, as we believe the presentation of financial results that exclude non-cash charges related to the acquired GPI intangibles and non-operational expenses associated with i) the integration of GPI, ii) store consolidation costs and iii) support center restructuring costs is useful and indicative of our base operations because the expenses vary from period to period in terms of size, nature and significance and relate to the integration of GPI and store closure activity in excess of historical levels. These measures assist in comparing our current operating results with past periods and with the operational performance of other companies in our industry. The disclosure of these measures allow investors to evaluate our performance using the same measures management uses in developing internal budgets and forecasts and in evaluating management’s compensation. Included below is a description of the expenses we have determined are not normal, recurring cash operating expenses necessary to operate our business and the rationale for why providing these measures are useful to investors as a supplement to the GAAP measures.

GPI Integration Expenses - As disclosed in the our filings with the SEC, we acquired GPI for $2.08 billion on January 2, 2014 and are in the midst of a multi-year integration plan to integrate the operations of GPI with Advance Auto Parts. This includes the integration of product brands and assortments, supply chain and information technology. The integration is being completed in phases and the nature and timing of expenses will vary from quarter to quarter over several years. The integration of product brands and assortments was primarily completed in 2015 and our focus has shifted to integrating the supply chain and information technology systems beginning in 2016. Due to the size of the acquisition, we consider these expenses to be outside of our base business. Therefore, we believe providing additional information in the form of non-GAAP measures that exclude these costs is beneficial to the users of our financial statements in evaluating the operating performance of our base business and our sustainability once the integration is completed.

Store Closure Consolidation Expenses - Store closure and consolidation expenses consist of expenses associated with the our announced plans to (i) convert and consolidate the Carquest stores acquired from GPI, (ii) close our Autopart International stores in Florida and (iii) close approximately 80 underperforming Advance Auto Parts stores in the fourth quarter of fiscal 2015. The conversion and consolidation of the Carquest stores is a multi-year process that began in 2014. As of October 8, 2016, 316 Carquest stores acquired from GPI had been consolidated into existing Advance Auto Parts stores and 266 stores had been converted to the Advance Auto Parts format. As of October 8, 2016, we operated 640 stores under the Carquest name. The closure of the 40 Autopart International stores in Florida, primarily in the first quarter of 2015, and closure of 80 underperforming Advance Auto Parts stores in the fourth quarter of 2015 significantly exceeded our average historical store closure activity. While periodic store closures are common, these closures represent major programs outside of our typical market evaluation process. We also continue to have store closures that occur as part of our normal market evaluation process and have not excluded the expenses associated with these store closures in computing our non-GAAP measures. We believe it is useful to provide additional non-GAAP measures that exclude these costs to provide investors greater comparability of our base business and core operating performance.

Support Center Restructuring Expenses - The costs excluded for support center restructuring activities include costs associated with (i) closing our Minnesota office and relocating functions to existing offices, (ii) relocating functions within our Roanoke, VA office and Raleigh, NC office (formerly the headquarters for GPI) and (iii) eliminating duplicative functions between these two offices. These actions are a direct consequence of the acquisition and integration of GPI and therefore we do not consider these expenses to be normal, recurring, cash operating expenses necessary to operate our business. These actions were substantially completed as of the end of fiscal 2015 and we have had no material store support center restructuring expenses following the end of fiscal 2015.

We have included a reconciliation of this information to the most comparable GAAP measures in the following tables.

	Twelve Week Periods Ended (in thousands, except per share data)		Forty Week Periods Ended (in thousands, except per share data)
	October 8, 2016	October 10, 2015	October 8, 2016	October 10, 2015
Net income (GAAP)	$113,844	$120,469	$397,257	$418,579
SG&A adjustments (a)	23,816	38,283	94,292	112,459
Provision for income taxes on adjustments (b)	(9,050)	(14,548)	(35,831)	(42,734)
Adjusted net income	$128,610	$144,204	$455,718	$488,304

Diluted earnings per common share (GAAP)	$1.53	$1.63	$5.36	$5.66
SG&A adjustments, net of tax	0.20	0.32	0.78	0.94
Adjusted Cash EPS	$1.73	$1.95	$6.14	$6.60

(a)
The adjustments to SG&A expenses for the twelve and forty weeks ended October 8, 2016 include GPI integration, store consolidation costs and support center restructuring costs of $14,389 and $62,745 and GPI amortization of acquired intangible assets of $9,426 and $31,547, respectively. The adjustments to SG&A expenses for the twelve and forty weeks ended October 10, 2015 include GPI integration, store consolidation costs and support center restructuring costs of $28,555 and $79,846 and GPI amortization of acquired intangible assets of $9,728 and $32,614, respectively.

(b)	The income tax impact of non-GAAP adjustments is calculated using the estimated tax rate in effect for the respective non-GAAP adjustments.

Liquidity and Capital Resources

Overview

Our primary cash requirements to maintain our current operations include payroll and benefits, the purchase of inventory, contractual obligations, capital expenditures, the payment of income taxes and funding of our strategic business plan. In addition, we may use available funds for acquisitions, to repay borrowings under our credit agreement, to periodically repurchase shares of our common stock under our stock repurchase programs and for the payment of quarterly cash dividends. Historically, we have funded these requirements primarily through cash generated from operations, supplemented by borrowings under our credit facilities and notes offerings as needed. We believe funds generated from our expected results of operations, available cash and cash equivalents, and available borrowings under our credit facility will be sufficient to fund our primary obligations for the next fiscal year. Cash holdings in our foreign affiliates are not significant relative to our overall operations and therefore would not restrict the liquidity needs for our domestic operations.

At October 8, 2016, our cash and cash equivalents balance was $119.5 million, an increase of $28.7 million compared to January 2, 2016. This increase in cash during the forty weeks ended October 8, 2016 was primarily a result of cash generated by operating activities, net of capital expenditures and net repayments on our credit facilities. Additional discussion of our cash flow results, including the comparison of the activity for the forty weeks ended October 8, 2016 to the comparable period of Fiscal 2015, is set forth in the Analysis of Cash Flows section.

As of October 8, 2016, our outstanding indebtedness was $1,043.0 million consisting primarily of our senior unsecured notes. This is $163.9 million lower when compared to January 2, 2016, as a result of net repayments on our credit facility. As of October 8, 2016, we had no borrowings outstanding under our term loan or revolving credit facility. We had $100.7 million in letters of credit outstanding, which reduced the available borrowings on our revolver to $899.3 million as of October 8, 2016.

Capital Expenditures

Our primary capital requirements have been the funding of our new store development (leased and owned locations), maintenance of existing stores, investments in supply chain and information technology and GPI integration expenditures. We lease approximately 84% of our stores. Our capital expenditures were $204.2 million for the forty weeks ended October 8, 2016.

Our future capital requirements will depend in large part on the number and timing of new stores we open within a given year and the investments we make in existing stores, information technology, supply chain network and the integration of GPI. In fiscal 2016, we anticipate that our capital expenditures will be approximately $275.0 million but may vary with business conditions. These investments will primarily include GPI integration expenditures for store conversions and supply chain and systems integration activities; new store development (leased and owned locations); and investments in our existing stores, supply chain network and systems. During the forty weeks ended October 8, 2016, we opened 48 stores and five Worldpac branches compared to 73 stores and seven branches during the comparable period of last year. We anticipate opening between 65 to 75 stores and Worldpac branches during Fiscal 2016.

Stock Repurchases

Our stock repurchase program allows us to repurchase our common stock on the open market or in privately negotiated transactions from time to time in accordance with the requirements of the SEC. Our $500 million stock repurchase program in place as of October 8, 2016 was authorized by our Board of Directors on May 14, 2012. During the forty weeks ended October 8, 2016, we repurchased no shares of our common stock under our stock repurchase program. At October 8, 2016, we had $415.1 million remaining under our stock repurchase program.

Dividend

Since Fiscal 2006, our Board of Directors has declared quarterly dividends of $0.06 per share to stockholders of record. On November 8, 2016, our Board of Directors declared a quarterly dividend of $0.06 per share to be paid on January 6, 2017 to all common stockholders of record as of December 23, 2016.

Analysis of Cash Flows

A summary and analysis of our cash flows for the forty week period ended October 8, 2016 as compared to the forty week period ended October 10, 2015 is included below.

	Forty Week Periods Ended
	October 8, 2016	October 10, 2015
	(in millions)
Cash flows provided by operating activities	$409.4	$520.1
Cash flows used in investing activities	(205.4)	(179.9)
Cash flows used in financing activities	(176.3)	(337.3)
Effect of exchange rate changes on cash	1.0	(2.2)
Net increase in cash and cash equivalents	$28.7	$0.7

Operating Activities

For the forty weeks ended October 8, 2016, net cash provided by operating activities decreased by $110.7 million to $409.4 million compared to the comparable period of 2015. The net decrease in operating cash flow compared to the prior year was primarily driven by changes in working capital and a decrease in net income. The decrease in cash flows from working capital was primarily driven by an increase in inventory, net of accounts payable. Our inventory growth was driven mainly by the build-up of transitional inventory associated with our Carquest products and store integration, the opening of new locations, including a new Worldpac distribution center, and lower than expected sales during the period. In addition, our ratio of accounts payable to inventory has decreased primarily related to the timing of the increase in inventory which occurred early in 2016.

Investing Activities

For the forty weeks ended October 8, 2016, net cash used in investing activities increased by $25.5 million to $205.4 million compared to the comparable period of 2015. Cash used in investing activities for the forty weeks ended October 8, 2016 consisted primarily of purchases of property and equipment, which is $43.0 million higher than the prior year primarily as a result of increased investments in supply chain and existing stores.

Financing Activities

For the forty weeks ended October 8, 2016, net cash used in financing activities was $176.3 million, as compared to $337.3 million for the forty weeks ended October 10, 2015, a decrease of $161.0 million. This decrease was primarily a result of net repayments under our credit facility during the forty weeks ended October 8, 2016 of $160.0 million compared to net repayments of $343.4 million during the forty weeks ended October 10, 2015. As of October 8, 2016, we had no amounts outstanding under our credit facility. We remain focused on maintaining our leverage ratio and our investment grade ratings, while making investments in our business and deploying our capital allocation strategy that includes our share repurchase program and dividends.

Long-Term Debt

Bank Debt

We have a credit agreement (the "2013 Credit Agreement") which provides a $1.0 billion unsecured revolving credit facility with Advance Stores Company, Inc. ("Advance Stores"), as Borrower, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent. The revolving credit facility also provides for the issuance of letters of credit with a sub-limit of $300.0 million and swingline loans in an amount not to exceed $50.0 million. We may request, subject to agreement by one or more lenders, that the total revolving commitment be increased by an amount not to exceed $250.0 million by those respective lenders (up to a total commitment of $1.25 billion) during the term of the 2013 Credit Agreement. Voluntary prepayments and voluntary reductions of the revolving balance are permitted in whole or in part, at our option, in minimum principal amounts as specified in the 2013 Credit Agreement. Under the terms of the 2013 Credit Agreement, the revolving credit facility terminates in December 2018. The 2013 Credit Agreement previously included a term loan that was repaid in full as of October 8, 2016.

As of October 8, 2016, under the 2013 Credit Agreement, we had no outstanding borrowings under the revolver. As of October 8, 2016, we had letters of credit outstanding of $100.7 million, which reduced the availability under the revolver to $899.3 million. The letters of credit generally have a term of one year or less and primarily serve as collateral for our self-insurance policies.

The interest rate on borrowings under the revolving credit facility is based, at our option, on adjusted LIBOR, plus a margin, or an alternate base rate, plus a margin. The current margin as of October 8, 2016 was 1.10% and 0.10% per annum for the adjusted LIBOR and alternate base rate borrowings, respectively. A facility fee is charged on the total amount of the revolving credit facility, payable in arrears. The current facility fee rate as of October 8, 2016 was 0.15% per annum. Under the terms of the 2013 Credit Agreement, the interest rate and facility fee are subject to change based on our credit rating.

The 2013 Credit Agreement contains customary restrictive covenants, which include a maximum leverage ratio and minimum consolidated coverage ratio, and are further described in Note 6, Long-term Debt, in this Form 10-Q. We were in compliance with our covenants with respect to the 2013 Credit Agreement at October 8, 2016.

As of October 8, 2016, we had a credit rating from Standard & Poor’s of BBB- and from Moody’s Investor Service of Baa2. The current outlooks by Standard & Poor’s and Moody’s are both stable. The current pricing grid used to determine our borrowing rate under the 2013 Credit Agreement is based on our credit ratings. Therefore, if these credit ratings decline, our interest rate on outstanding balances may increase and our access to additional financing on favorable terms may become more limited. In addition, it could reduce the attractiveness of our vendor payment program, where certain of our vendors finance payment obligations from us with designated third party financial institutions, which could result in increased working capital requirements. Conversely, if these credit ratings improve, our interest rate may decrease.

Senior Unsecured Notes

At October 8, 2016 our outstanding senior unsecured notes consisted of i) $450 million of 4.50% notes maturing in December 2023 (the “2023 Notes”); ii) $300 million of 4.50% notes maturing in January 2022 (the “2022 Notes”); and iii) $300 million of 5.75% notes maturing in May 2020 (the “2020 Notes” or collectively with the 2023 Notes and 2022 Notes, “the Notes”). The 2023 Notes bear interest at a rate of 4.50% per year payable semi-annually in arrears on June 1 and December 1 of each year. The 2022 Notes bear interest at a rate of 4.50% per year payable semi-annually in arrears on January 15 and July 15 of each year. The 2020 Notes bear interest at a rate of 5.75% per year payable semi-annually in arrears on May 1 and November 1 of each year.

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

Off-Balance-Sheet Arrangements

We guarantee loans made by banks to various of our independent store customers totaling $27.3 million as of October 8, 2016. These loans are collateralized by security agreements on merchandise inventory and other assets of the borrowers. We believe the likelihood of performance under these guarantees is remote and that the fair value of these guarantees is very minimal. As of October 8, 2016, we had no other off-balance-sheet arrangements as defined in Regulation S-K Item 303 of the SEC regulations. We include other off-balance-sheet arrangements in our contractual obligations table in our 2015 Form 10-K, including operating lease payments, interest payments on our Notes and revolving credit facility and letters of credit outstanding.

Contractual Obligations

As of October 8, 2016, there were no material changes to our outstanding contractual obligations as compared to our contractual obligations outstanding as of January 2, 2016. For additional information regarding our contractual obligations see “Contractual Obligations” in our 2015 Form 10-K.

Seasonality

Our business is somewhat seasonal in nature, with the highest sales usually occurring in the spring and summer months.
In addition, our business can be affected significantly by weather conditions. While unusually heavy precipitation tends to soften sales as elective maintenance is deferred during such periods, extremely hot or cold weather tends to enhance sales by causing automotive parts to fail at an accelerated rate. Our fourth quarter is generally our most volatile as weather and spending trade-offs typically influence our Professional and DIY sales.

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

Internet Address and Access to SEC Filings

Our Internet address is www.AdvanceAutoParts.com. We make available free of charge through our Internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the SEC. The SEC maintains a website that contains reports, proxy statements and other information regarding issuers that file electronically with the SEC. These materials may be obtained electronically by accessing the SEC's website at www.sec.gov.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our primary financial market risk is due to changes in interest rates. Historically, we have reduced our exposure to changes in interest rates by entering into various interest rate hedge instruments such as interest rate swap contracts and treasury lock agreements. We have historically utilized interest rate swaps to convert variable rate debt to fixed rate debt and to lock in fixed rates on future debt issuances. Our interest rate hedge instruments have been designated as cash flow hedges. We had no derivative instruments outstanding as of October 8, 2016.

The interest rates on borrowings under our 2013 Credit Agreement is based, at our option, on adjusted LIBOR, plus a margin, or an alternate base rate, plus a margin. As of October 8, 2016 we had no borrowings outstanding under our revolving credit facility and term loan. However, if we elect to borrow on our revolving credit facility, we may be exposed to interest rate risk due to changes in LIBOR or alternate base rate. There is no interest rate risk associated with our 2020, 2022 or 2023 Notes, as the interest rates are fixed at 5.75%, 4.50% and 4.50%, respectively, per annum.

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

Foreign Currency Exchange Rate Risk

Our primary foreign currency exposure arises from our Canadian operations and the translation of Canadian dollar denominated revenues, profits and net assets into U.S. dollars. During the forty weeks ended October 8, 2016, the translation of the operating results of our Canadian subsidiaries did not significantly impact net income. We view our investments in the Canadian subsidiaries as long-term, and any changes in our net assets in the Canadian subsidiaries relating to foreign currency exchange rates would be reflected in the foreign currency translation component of Accumulated other comprehensive loss, unless the Canadian subsidiaries are sold or otherwise disposed.

In addition, we are exposed to foreign currency exchange rate fluctuations for a portion of the Company's inventory purchases which are denominated in foreign currencies and for intercompany balances. We believe that the price volatility of these inventory purchases as it relates to foreign currency exchange rates is partially mitigated by our ability to adjust selling prices. Losses from foreign currency transactions, which are included in Other (expense) income, net, were $1.2 million during the forty weeks ended October 8, 2016.

ITEM 4.CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of October 8, 2016 in accordance with Rule 13a-15(b) under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended October 8, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth the information with respect to repurchases of our common stock for the quarter ended October 8, 2016:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2) (In thousands)
July 17, 2016 to August 13, 2016	—	$—	—	$415,092
August 14, 2016 to September 10, 2016	718	159.69	—	415,092
September 11, 2016 to October 8, 2016	42	150.12	—	415,092
Total	760	$159.16	—	$415,092

(1)
We repurchased 760 shares of our common stock, at an aggregate cost of $0.1 million, or an average purchase price of $159.16 per share, in connection with the net settlement of shares issued as a result of the vesting of restricted stock units during the twelve weeks ended October 8, 2016.

(2)	Our $500 million stock repurchase program was authorized by our Board of Directors on May 14, 2012.

ITEM 6.	EXHIBITS

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith
3.1	Restated Certificate of Incorporation of Advance Auto Parts, Inc. (“Advance Auto”) (as amended effective as of June 6, 2016).	10-Q	3.1	8/25/2016
3.2	Amended and Restated Bylaws of Advance Auto, effective June 6, 2016.	10-Q	3.2	8/25/2016
10.1	Employment Agreement effective October 3, 2016 between Advance Auto Parts, Inc. and Thomas B. Okray.				X
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCE AUTO PARTS, INC.

November 15, 2016	By:	/s/ Thomas B. Okray
Thomas B. Okray Executive Vice President and Chief Financial Officer

S-1

EXHIBIT INDEX

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith
3.1	Restated Certificate of Incorporation of Advance Auto Parts, Inc. (“Advance Auto”) (as amended effective as of June 6, 2016).	10-Q	3.1	8/25/2016
3.2	Amended and Restated Bylaws of Advance Auto, effective June 6, 2016.	10-Q	3.2	8/25/2016
10.1	Employment Agreement effective October 3, 2016 between Advance Auto Parts, Inc. and Thomas B. Okray.				X
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document