Form 10-K
period 2016-12-31
ADVANCE AUTO PARTS INC
filed 2017-02-28
CIK 1158449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Yes ☐ No ☒

As of July 15, 2016, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the 70,769,205 shares of Common Stock held by non-affiliates of the registrant was $11,647,903,451, based on the last sales price of the Common Stock on July 15, 2016, as reported by the New York Stock Exchange.

As of February 23, 2017, the registrant had outstanding 73,761,599 shares of Common Stock, par value $0.0001 per share (the only class of common stock of the registrant outstanding).

Documents Incorporated by Reference:

Portions of the definitive proxy statement of the registrant to be filed within 120 days of December 31, 2016, pursuant to Regulation 14A under the Securities Exchange Act of 1934, for the 2017 Annual Meeting of Stockholders to be held on May 17, 2017, are incorporated by reference into Part III.

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

•	our dependence on our suppliers to provide us with products that comply with safety and quality standards;

•	our ability to attract, develop and retain executives and other key employees, or Team Members;

•	the potential for fluctuations in the market price of our common stock and the resulting exposure to securities class action litigation;

•	the risk that our level of indebtedness may limit our operating flexibility or otherwise strain our liquidity and financial condition;

•	deterioration in general macro-economic conditions, including unemployment, inflation or deflation, consumer debt levels, high fuel and energy costs, higher tax rates or uncertain credit markets;

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

PART I

Item 1.    Business.

Unless the context otherwise requires, “Advance,” “we,” “us,” “our,” and similar terms refer to Advance Auto Parts, Inc., its subsidiaries and their respective operations. References to the acquisition of GPI refer to our January 2, 2014 acquisition of General Parts International, Inc. Our fiscal year consists of 52 or 53 weeks ending on the Saturday closest to December 31st of each year. Our Fiscal 2016 and Fiscal 2015 included 52 weeks of operations, while Fiscal 2014 included 53 weeks of operations. Our last 53-week year prior to 2014 was in 2008.

Overview

We are a leading automotive aftermarket parts provider in North America, serving both professional installers, or "Professional", and "do-it-yourself", or DIY, customers as well as independently-owned operators. Our stores and branches offer a broad selection of brand name, original equipment manufacturer ("OEM") and private label automotive replacement parts, accessories, batteries and maintenance items for domestic and imported cars, vans, sport utility vehicles and light and heavy duty trucks. As of December 31, 2016, the end of our 2016 fiscal year, or 2016, we operated 5,062 total stores and 127 branches primarily under the trade names "Advance Auto Parts", "Autopart International", "Carquest" and "Worldpac".

We were founded in 1929 as Advance Stores Company, Incorporated and operated as a retailer of general merchandise until the 1980s. During the 1980s, we began targeting the sale of automotive parts and accessories to DIY customers. We began our Professional delivery program in 1996 and have steadily increased our sales to Professional customers since 2000. We have grown significantly as a result of comparable store sales growth, new store openings and strategic acquisitions. Our parent company, Advance Auto Parts, Inc., a Delaware corporation, was incorporated in 2001 in conjunction with the acquisition of Discount Auto Parts, Inc.

Our most recent strategic acquisition was on January 2, 2014 when we acquired GPI. GPI, formerly a privately held company, was a leading distributor and supplier of original equipment and aftermarket automotive replacement products for Professional markets operating under the Carquest and Worldpac names. As of the acquisition date, GPI operated 1,233 Carquest stores and 103 Worldpac branches located in 45 states and Canada and serviced approximately 1,400 independently-owned Carquest stores. The acquisition allowed us to expand our geographic presence, Professional capabilities and overall scale to better serve our customers.

Our Internet address is www.AdvanceAutoParts.com. The information on our website is not part of this Annual Report on Form 10-K for our 2016 fiscal year. We make available free of charge through our Internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish them to the Securities and Exchange Commission ("SEC"). The SEC maintains a website that contains reports, proxy statements and other information regarding issuers that file electronically with the SEC. These materials may be obtained electronically by accessing the SEC’s website at www.sec.gov.

Operating Segments

During 2016 we operated as a single reportable segment comprised of our store and branch operations. A discussion of our segment structure and disclosure of sales by product category is available in Note 19, Segment and Related Information, of the Notes to the Consolidated Financial Statements, included in Item 15, Exhibits, Financial Statement Schedules, of this Annual Report on Form 10-K.

Store Names

Through our integrated operating approach, we serve our Professional and DIY customers through a variety of channels ranging from traditional "brick and mortar" store locations to self-service e-commerce sites. We believe we are better able to meet our customers' needs by operating under several store names.

Advance Auto Parts - Consists of 4,273 stores as of December 31, 2016 generally located in freestanding buildings with a heavy focus on both Professional and DIY customers. The average size of an Advance store is approximately 7,500 square feet with the size of our typical new stores ranging from approximately 6,000 to 8,500 square feet. These stores carry a wide variety of products serving aftermarket auto part needs for both domestic and import vehicles. Our Advance Auto Parts stores carry a product offering of approximately 23,000 stock keeping units, or SKUs, generally consisting of a custom mix of product based on each store's respective market. Supplementing the inventory on-hand at our stores, additional less common SKUs are available in many of our larger stores, known as HUB stores. These additional SKUs are available on a same-day or next-day basis.

Carquest - Consists of 608 stores as of December 31, 2016, including 138 stores in Canada. Our Carquest stores are generally located in freestanding buildings with a heavy focus on Professional customers, but also serving DIY customers. The average size of a Carquest store is approximately 7,600 square feet. These stores carry a wide variety of products serving the aftermarket auto part needs for both domestic and import vehicles with a product offering of approximately 23,000 SKUs. We continue to convert or consolidate the U.S. Carquest stores with our Advance Auto Parts stores as part of our multi-year integration plan. As of December 31, 2016, Carquest also served approximately 1,250 independently-owned stores which operate under the Carquest name.

Worldpac - Consists of 127 branches as of December 31, 2016 that principally serve Professional customers utilizing an efficient and sophisticated on-line ordering and fulfillment system. The Worldpac branches are generally larger than our other store locations averaging approximately 27,000 square feet in size. Worldpac specializes in imported, OEM parts. Worldpac's complete product offering includes over 120,000 SKUs for over 40 import and domestic vehicle carlines.

Autopart International ("AI") - Consists of 181 stores as of December 31, 2016 operating primarily in the Northeastern and Mid-Atlantic regions of the United States focusing on the Professional customer. These stores specialize in imported aftermarket and private label branded auto parts. The AI stores offer approximately 41,000 SKUs through routine replenishment from their supply chain.

We acquired the Carquest and Worldpac operations as part of our acquisition of GPI on January 2, 2014. Since the acquisition, we have consolidated or converted approximately 615 Carquest stores into the Advance Auto Parts format, completed support center consolidations, integrated our field teams, harmonized pricing and brands and substantially completed product changeovers. In addition, we have been able to utilize cross-sourcing of inventory between most of our enterprise-wide locations to expand availability and the breadth of our product offerings to better meet the needs of our customers. Under our strategic business plan we will continue integrating the operations of Advance Auto Parts and Carquest.

Through our integrated operating approach, we also serve our customers online at www.AdvanceAutoParts.com and www.Worldpac.com. Our Professional customers, consisting primarily of delivery customers for whom we deliver product from our store or branch locations to our Professional customers’ places of business, can conveniently place their orders online through these websites. Our online websites also allow our DIY customers to pick up merchandise at a conveniently located store or have their purchases shipped directly to them.

We strive to be the leader in the automotive aftermarket industry by providing superior availability and outstanding customer service. We offer our customers quality products which are covered by a solid warranty. Many of our products are offered at a good, better or best recommendation differentiated by price and quality.

The following table shows some of the types of products that we sell by major category of items:

Parts & Batteries	Accessories & Chemicals	Engine Maintenance
Batteries and battery accessories	AC chemicals and accessories	Air filters
Belts and hoses	Air fresheners	Fuel and oil additives
Brakes and brake pads	Antifreeze and washer fluid	Fuel filters
Chassis parts	Electrical wire and fuses	Grease and lubricants
Climate control parts	Electronics	Motor Oil
Clutches and drive shafts	Floor mats, seat covers and interior accessories	Oil filters
Engines and engine parts	Hand and specialty tools	Part cleaners and treatments
Exhaust systems and parts	Lighting	Transmission fluid
Hub assemblies	Performance parts
Ignition components and wire	Sealants, adhesives and compounds
Radiators and cooling parts	Tire repair accessories
Starters and alternators	Vent shades, mirrors and exterior accessories
Steering and alignment parts	Washes, waxes and cleaning supplies
Wiper blades

Our Customers

We serve both Professional and DIY customers. Our Professional customers consist primarily of delivery customers for whom we use our Professional delivery fleet to deliver product from our store or branch locations to our Professional customers’ places of business, including garages, service stations and auto dealers. We also serve approximately 1,250 independently-owned Carquest stores with shipments directly from our distribution centers. Our DIY customers are primarily served through our stores and can also order online to pick up merchandise at a conveniently located store or have their purchases shipped directly to them. The majority of the Company's online DIY sales are picked up at store locations.

We employ parts professionals, or parts pros, who have extensive technical knowledge of automotive replacement parts and other related applications to better serve our Professional and DIY customers. Many of our stores also include bilingual Team Members to better serve our diverse customer base. We offer training to all of our Team Members, including formal classroom workshops, e-learning and certification by the National Institute for Automotive Service Excellence, or ASE. ASE is broadly recognized for training certification in the automotive industry.

Our Professional sales represented approximately 58% and 57% of our sales in 2016 and 2015, respectively. Since 2008, we have concentrated a significant amount of our investments on increasing our Professional sales at a faster rate in light of favorable market dynamics. Serving professional customers requires a high-quality product assortment, delivery service that is fast and consistent, technology to drive growth and the ease of doing business, a sales team dedicated to providing excellent customer service, and training to enable our customers to grow their business. We believe our investments and commitment to continually improving the overall customer experience will enable us to gain more Professional customers as well as increase our sales to existing customers who will use us as their “first call” or "first click" supplier.
While Professional is our growth engine, DIY customers remain a sizable portion of our business and we remain focused on growing sales to DIY customers. Similar to the Professional customer, high quality parts availability and outstanding customer service are important to our DIY customers. In addition to location, some of the factors driving the decisions on how DIYers choose an auto parts retailer include vehicle history, repair complexity and their level of expertise. To ensure that we can meet these needs we continue to improve parts availability and are focused on training to build knowledge and capability in priority segments. We are also increasing our investment in mobile and digital technology to seamlessly connect the online and in-store experience. Store Team Members utilize our point-of-sale ("POS") system, including a fully integrated electronic parts catalog ("EPC"), to identify and suggest the appropriate quality and price options for the SKUs we carry, as well as the related products, tools or additional information that are required by our DIY customers to complete their automotive repair projects properly and safely. Except where prohibited, we also provide a variety of services at our stores free of charge to our customers including:

•	Battery and wiper installation;

•	Battery charging;

•	Check engine light reading;

•	Electrical system testing, including batteries, starters, alternators and sensors;

•	“How-To” video clinics;

•	Oil and battery recycling; and

•	Loaner tool programs.

Store Development

Our store development program has historically focused on adding new stores and branches within existing markets where we can achieve a larger presence, remodeling or relocating existing stores and entering new markets. The addition of new locations, along with strategic acquisitions, has played a significant role in our growth and success. We believe the opening of new stores, and their strategic location in relation to our Professional and DIY customers, will continue to play a significant role in our future growth and success.

We open and operate stores in both large, densely-populated markets and small, less densely-populated areas. We complete substantial research prior to entering a new market. Key factors in selecting new site and market locations include population, demographics, traffic count, vehicle profile, number and strength of competitors' stores and the cost of real estate.

Our 5,189 stores and branches were located in the following states, territories and international locations as of December 31, 2016:

Location	Number of Stores	Location	Number of Stores	Location	Number of Stores
U.S. States:
Alabama	137	Louisiana	71	Ohio	263
Alaska	11	Maine	40	Oklahoma	29
Arizona	19	Maryland	135	Oregon	28
Arkansas	24	Massachusetts	127	Pennsylvania	266
California	93	Michigan	148	Rhode Island	22
Colorado	87	Minnesota	46	South Carolina	147
Connecticut	77	Mississippi	65	South Dakota	10
District of Columbia	1	Missouri	64	Tennessee	156
Delaware	17	Montana	26	Texas	265
Florida	534	Nebraska	31	Utah	22
Georgia	273	Nevada	15	Vermont	12
Idaho	9	New Hampshire	29	Virginia	246
Illinois	182	New Jersey	131	Washington	30
Indiana	120	New Mexico	15	West Virginia	81
Iowa	41	New York	263	Wisconsin	110
Kansas	40	North Carolina	312	Wyoming	13
Kentucky	112	North Dakota	6

U.S. Territories:
Puerto Rico	27	Virgin Islands	1

Canadian Provinces:
Alberta	3	New Brunswick	11	Ontario	63
British Columbia	4	Newfoundland and Labrador	3	Prince Edward Island	1
Manitoba	1	Nova Scotia	12	Quebec	62

The following table sets forth information concerning changes in the total number of our stores and branches during the past five years:

	2016	2015	2014	2013	2012
Beginning Stores	5,293	5,372	4,049	3,794	3,662
Stores Acquired (1)	—	—	1,336	124	—
New Stores (2)	78	121	151	172	137
Stores Closed (3)	(182)	(200)	(164)	(41)	(5)
Ending Stores	5,189	5,293	5,372	4,049	3,794

(1)
Includes 1,336 stores and branches resulting from our acquisition of GPI on January 2, 2014 and 124 stores resulting from our acquisition of B.W.P. Distributors, Inc. ("BWP") on December 31, 2012. We consider stores acquired in smaller acquisitions new stores for purposes of the store rollforward as they are converted to our systems and processes upon acquisition and do not require significant integration activities.

(2)	Does not include stores that opened as relocations of previously existing stores within the same general market area or substantial renovations of stores.

(3)	The number of store closures in 2016, 2015, 2014 and 2013 includes planned consolidations of 159, 111, 145 and 20, respectively, Carquest, AI and BWP stores.

Store Technology

Our stores utilize operating systems comprised of an integrated POS system and EPC, which enable our store Team Members to assist our customers in their parts selection and ordering based on the year, make, model and engine type of their vehicles. Historically we have operated separate legacy store systems for Advance Auto Parts and Carquest stores. Under our strategic business plan, we have begun the rollout of a single POS and EPC that leverages the benefits of each system. Team Members can check the quantity of on-hand inventory for any SKU, adjust stock levels for select items for store specific events, automatically process returns and defective merchandise, designate SKUs for cycle counts and track merchandise transfers. If a hard-to-find part or accessory is not available, the store system can determine whether the part is carried and in-stock through our supply chain network, or can be ordered directly from one of our vendors. Parts and accessories are then ordered electronically with immediate confirmation of price, availability and estimated delivery time.

The Worldpac speedDIAL® parts catalog and fulfillment ordering system provides expanded capabilities to Worldpac's Professional customers and other stores throughout our enterprise. This tool allows customers to check real-time parts availability on over 110,000 parts, view images on over 85,000 parts, check prices, place orders, view invoices and submit self-service returns.

Store Support Centers

We serve our Advance Auto Parts and Carquest stores primarily from our store support centers in Roanoke, VA and Raleigh, NC. We also maintain a store support center in Newark, CA to support our Worldpac and e-commerce operations and in Norton, MA to support our Autopart International stores.

Merchandising. In 2016, we purchased merchandise from over 500 vendors, with no single vendor accounting for more than 8% of purchases. Our purchasing strategy involves negotiating agreements with most of our vendors to purchase merchandise over a specified period of time along with other terms, including pricing, payment terms and volume.

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

Our merchandising strategy is to carry a broad selection of high quality and reputable brand name automotive parts and accessories which we believe will appeal to our Professional customers and also generate DIY customer traffic. Since our acquisition of GPI, we have rolled out cross-sourcing capabilities to the majority of our stores and have substantially completed the integration of our product offerings in our Advance Auto Parts and Carquest stores. Some of our brands include Bosch®, Castrol®, Dayco®, Denso®, Gates®, Moog®, Monroe®, NGK®, Prestone®, Purolator®, Trico® and Wagner®. In addition to these branded products, we stock a wide selection of high quality private label products that appeal to value-conscious customers.

These lines of merchandise include chemicals, interior automotive accessories, batteries and parts under various private label names such as Autocraft®, Autopart International®, Driveworks®, Tough One® and Wearever®as well as the Carquest® brand acquired from GPI.

Supply Chain. Our supply chain consists of a network of distribution centers, HUBs, stores and branches which enable us to provide same-day or next-day availability to our customers. As of December 31, 2016, we operated 50 distribution centers, ranging in size from approximately 55,000 to 665,000 square feet with total square footage of approximately 10.8 million. Currently, our smaller distribution centers primarily service our Carquest stores acquired with GPI, including those that have converted to the Advance Auto Parts format, while our larger distribution centers primarily service Advance Auto Parts, Autopart International and Worldpac locations. In 2016, we closed one distribution center in Sutton, MA and opened one new Worldpac distribution center in the greater Dallas, TX area. We also plan to open a new distribution center in the greater Nashville, TN area in 2017.

We tailor the delivery frequency from our distributions centers to our stores and branches to the demands of our local markets. We also utilize HUBs and other in-market strategies to increase in-market parts availability and decrease order-to-delivery time, while at the same time reducing inventory and days on hand. In addition, we utilize cross-sourcing of inventory between most of our enterprise-wide locations to expand availability and the breadth of our product offerings to better meet the needs of our customers.

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

Our strategic initiatives include streamlining our entire supply chain infrastructure to build new capabilities to improve availability, delivery consistency and speed, and drive growth, while removing unnecessary costs. We plan to begin simplifying and fully integrating our Advance Auto Parts and Carquest networks by 2018, which will include the implementation of a single information technology system. This optimization will improve product availability, drive productivity through reducing the number of miles from the distribution center to the store, and simplify our systems and processes by enabling seamless inventory transfer throughout the chain.

Marketing & Advertising. Our marketing and advertising program is designed to drive brand awareness, consideration and omni-channel traffic by positioning Advance Auto Parts as the leader in parts availability, in-store parts and project expertise within the aftermarket auto parts category. We strive to exceed our customers' expectations end-to-end through a comprehensive online and pick up in-store experience, extensive parts assortment, experienced parts professionals and our DIY customer loyalty program, Speed Perks.

Our DIY campaign was developed based on observations of consumer behavior changes, research with our customers and analytics. It appeals to those customers and emphasizes our understanding of the parts, service and support they need to get back on the road. It is built around a multi-channel communications plan which brings together radio, television, direct marketing, social media, sponsorships store events and Speed Perks.
We also have Professional programs that are designed to build loyalty with our Professional customers who rely on us for quality products and services each and every day so they can in turn successfully serve their customers. In addition to various loyalty and rebate programs, we offer dedicated training support and other services to our Professional customers, including:

TECH-NET Professional Auto Service® - our marketing solutions program offered to the professional shop owner to help them attract and retain customers by having consistent branding, banner programs and solutions for attracting automotive technicians and access to other resources.

CARQUEST Technical Institute® (CTI) - offers our valued customers the tools and training to stay ahead of an increasingly competitive and dynamic marketplace. We target service facility owners, shop managers, service consultants and professional technicians. CTI instructors have over 350 ASE certifications, understand the technical skills required to be productive and profitable, and reach over 25,000 technicians annually.
MotoShop® - is a technology solution portfolio consisting of a suite of electronic tools that supports our Professional customers with: (i) online marketing solutions, (ii) fully searchable diagnostic and repair service resources, (iii) online shop tech training and (iv) a shop management system.

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

Team Members

As of February 23, 2017, we employed approximately 41,000 full-time Team Members and approximately 33,000 part-time Team Members. Our workforce consisted of 87% of our Team Members employed in store-level operations, 9% employed in distribution and 4% employed in our corporate offices. As of February 23, 2017, less than 1% of our Team Members were represented by labor unions. We have never experienced any labor disruption. We believe that our Team Member relations are solid.

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

Competition

We operate in both the Professional and DIY markets of the automotive aftermarket industry. Our primary competitors are (i) both national and regional chains of automotive parts stores, including AutoZone, Inc., NAPA, O'Reilly Automotive, Inc., The Pep Boys-Manny, Moe & Jack and Auto Plus (formerly Uni-Select USA, Inc.), (ii) discount stores and mass merchandisers that carry automotive products, (iii) wholesalers or jobber stores, including those associated with national parts distributors or associations, (iv) independently-owned stores, (v) automobile dealers that supply parts and (vi) internet-based retailers. We believe that chains of automotive parts stores that, like us, have multiple locations in one or more markets, have competitive advantages in customer service, marketing, inventory selection, purchasing and distribution as compared to independent retailers and jobbers that are not part of a chain or associated with other retailers or jobbers. The principal methods of competition in our business include customer service, product offerings, availability, quality, price and store location.

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

If overall demand for the products we sell slows or declines, our business, financial condition, results of operations and cash flows will suffer. Decreased demand could also negatively impact our stock price.

Overall demand for products sold by our stores depends on many factors and may slow or decrease due to any number of reasons, including:

•
a decrease in the number of vehicles or in the number of annual miles driven, because fewer vehicles means less maintenance and repairs, and lower vehicle mileage, which may be affected by gas prices and other factors, decreases the need for maintenance and repair (while higher miles driven increases the need);

•
the economy, because during periods of declining economic conditions, consumers may defer vehicle maintenance or repair and discretionary spending; conversely, during periods of favorable economic conditions, more of our DIY customers may pay others to repair and maintain their cars or they may purchase new cars;

•
the weather, because milder weather conditions may lower the failure rates of automobile parts while extended periods of rain and winter precipitation may cause our customers to defer elective maintenance and repair of their vehicles;

•
the average duration of manufacturer warranties and average age of vehicles being driven, because newer cars typically require fewer repairs and will be repaired by the manufacturers' dealer network using dealer parts pursuant to warranties (which have gradually increased in duration and/or mileage expiration over the recent past), while vehicles that are seven years old and older are generally no longer covered under manufacturers' warranties and tend to need more maintenance and repair than newer vehicles;

•
technological advances and the increase in quality of vehicles manufactured, because vehicles that need less frequent maintenance and have low part failure rates will require less frequent repairs using aftermarket parts; and

•
the refusal of vehicle manufacturers to make available diagnostic, repair and maintenance information to the automotive aftermarket industry that our Professional and DIY customers require to diagnose, repair and maintain their vehicles, because this may force consumers to have a majority of diagnostic work, repairs and maintenance performed by the vehicle manufacturers’ dealer network.

If we are unable to compete successfully against other companies in the automotive aftermarket industry we may lose customers, our revenues may decline, and we may be less profitable or potentially unprofitable.

The sale of automotive parts, accessories and maintenance items is highly competitive in many ways, including name recognition, location, price, quality, product availability and customer service. We compete in both the Professional and DIY categories of the automotive aftermarket industry, primarily with: (i) national and regional chains of automotive parts stores, (ii) discount stores and mass merchandisers that carry automotive products, (iii) wholesalers or jobbers stores, including those associated with national parts distributors or associations (iv) independently-owned stores, (v) automobile dealers that supply parts and (vi) internet-based retailers. These competitors and the level of competition vary by market. Some of our competitors may possess advantages over us in certain markets we share, including with respect to the level of marketing activities, number of stores, store locations, store layouts, operating histories, name recognition, established customer bases, vendor relationships, prices and product warranties. Consolidation among our competitors could enhance their market share and financial position, provide them with the ability to achieve better purchasing terms and allow them to provide more competitive prices to customers for whom we compete.

In addition, our reputation is critical to our continued success. If we fail to maintain high standards for, or receive negative publicity (whether through social media or normal media channels) relating to, product safety, quality or integrity, we could lose customers to our competition. The product we sell is branded both in brands of our vendors and in our own private label brands. If the perceived quality or value of the brands we sell declines in the eyes of our customers, our results of operations could be negatively affected.

These potential competitive disadvantages may require us to reduce our prices below our normal selling prices or increase our promotional spending, which would lower our revenue and profitability. Competitive disadvantages may also prevent us from introducing new product lines, require us to discontinue current product offerings, or change some of our current operating strategies. If we do not have the resources, expertise, consistent execution or otherwise fail to develop successful strategies to address these competitive disadvantages, we may lose customers, our revenues and profit margins may decline and we may be less profitable or potentially unprofitable.

If we are unable to successfully implement our business strategy, including increasing sales to Professional and DIY customers, expanding our margins and increasing our return on invested capital, our business, financial condition, results of operations, cash flows and liquidity could be adversely affected.

We have identified numerous initiatives as part of our business strategy to increase sales to both Professional and DIY customers and expand our margins in order to increase our earnings and cash flows. If we are unable to implement these initiatives efficiently and effectively, or if these initiatives are unsuccessful, our business, financial condition, results of operations, cash flows and liquidity could be adversely affected. Successful implementation of our business strategy also depends on factors specific to the automotive aftermarket industry and numerous other factors that may be beyond our control. For that portion of our inventory manufactured and/or sourced outside the United States, geopolitical changes, changes in trade regulations, currency fluctuations, shipping related issues, natural disasters, pandemics and other factors beyond our control may increase the cost of items we purchase or create shortages which could have a material adverse effect on our sales and profitability. In addition, adverse changes in our ability to anticipate changes in consumer preferences and to meet customers’ needs for automotive products (particularly parts availability) in a timely manner could undermine our business strategy and have a material adverse effect on our business, financial condition, results of operations and cash flows:

If we are unable to successfully implement our growth strategy through new store openings, targeted acquisitions, and the continued increase in supply chain capacity and efficiency, we will not be able to expand our business which could adversely affect our financial condition, results of operations and cash flows.

Store Growth

We intend to continue to increase the number of our stores and expand the markets we serve as part of our growth strategy, primarily by opening new stores. We may also grow our business through strategic acquisitions. We do not know whether the implementation of our growth strategy will be successful. As we open and operate more stores it becomes more critical that we have consistent execution across our entire store chain. We are unsure whether we will be able to open and operate new stores on a timely or sufficiently profitable basis, or that opening new stores in markets we already serve will not harm existing store profitability or comparable store sales. The newly opened and existing stores’ profitability will depend on the competition we face as well as our ability to properly merchandise, market and price the products desired by customers in these markets. The actual number of new stores to be opened and their success will depend on a number of factors, including, among other things:

•the availability of desirable store locations;
•the negotiation of acceptable lease or purchase terms for new locations;
•the availability of financial resources, including access to capital at cost-effective interest rates; and
•our ability to manage the expansion and to hire, train and retain qualified Team Members.

We also expect to continue to make strategic acquisitions as an element of our growth strategy. Acquisitions, including our 2014 acquisition of GPI, involve certain risks that could cause our growth and profitability to differ from our expectations. The success of our acquisitions depend on a number of factors, including among other things:

•	Our ability to continue to identify suitable acquisition targets or to acquire additional companies at favorable prices or on other favorable terms;

•	The risk that management’s attention may be distracted;

•	Our ability to retain key personnel from acquired businesses;

•	Our ability to successfully integrate the operations and systems of the acquired companies and achieve the strategic, operational, financial or other anticipated benefits of the acquisition;

•	We may incur significant transaction and integration costs in connection with acquisitions that may not be offset by the benefits achieved from the acquisition in the near term, or at all;

•	We may assume or become subject to loss contingencies, known or unknown, of the acquired companies, which could related to past, present, or future facts, events circumstances or occurrences.

Supply Chain

Our store inventories are primarily replenished by shipments from our network of distribution centers, warehouses and HUB stores. As we service our growing store base, we will need to increase the efficiency and capacity of our supply chain network in order to achieve the business goal of reducing inventory costs while improving availability and movement of goods throughout our supply chain to meet consumer product needs and channel preferences. We continue to streamline and optimize our supply chain network and systems as we integrate GPI and cannot be assured of our ability to increase the productivity and efficiency of our overall supply chain network to desired levels. If we fail to effectively utilize our existing supply chain or if our investments in our supply chain do not provide the anticipated benefits, we could experience sub-optimal inventory levels in our locations or increase in our costs, which could adversely affect our business, financial condition, results of operations and cash flows.

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

Our success depends to a significant extent on the continued services and experience of our executives and other Team Members. As of February 23, 2017, we employed approximately 74,000 Team Members. We may not be able to retain our current executives and other key Team Members or attract and retain additional qualified executives and Team Members who may be needed in the future. We must also continue to motivate employees and keep them focused on our strategies and goals. Our ability to maintain an adequate number of executive and other qualified Team Members is highly dependent on an attractive and competitive compensation and benefits package. In addition, less than one percent of our team members are represented by unions. If these team members were to engage in a strike, work stoppage, or other slowdown, or if the terms and conditions in labor agreements were renegotiated, we could experience a disruption in our operations and higher ongoing labor costs. If we fail or are unable to maintain competitive compensation, our customer service and execution levels could suffer by reason of a declining quality of our workforce, which could adversely affect our business, financial condition, results of operations and cash flows.

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

Our level of indebtedness could limit the cash flow available for operations and could adversely affect our ability to service our debt or obtain additional financing; and a downgrade in our credit ratings or deterioration in global credit markets or general macro-economic conditions, including unemployment, inflation or deflation, consumer debt levels, high fuel and energy costs, and higher tax rates could have a negative impact on our business, financial condition, results of operations and cash flows

Level of Indebtedness

Our level of indebtedness could restrict our operations and make it more difficult for us to satisfy our debt obligations. For example, our level of indebtedness could, among other things:

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

•	limit our flexibility in planning for or reacting to changes in the markets in which we compete;

•	place us at a competitive disadvantage relative to our competitors who may have less indebtedness;

•	render us more vulnerable to general adverse economic and industry conditions; and

•	make it more difficult for us to satisfy our financial obligations.

In addition, the indenture governing our notes and credit agreement governing our credit facilities contain financial and other restrictive covenants. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debt, including such notes.

Impact of Changes in Credit Ratings and Credit Market Uncertainty

Our overall credit rating may be negatively impacted by deteriorating and uncertain credit markets or other factors which may or may not be within our control. The interest rates on our publicly issued debt and revolving credit facility are linked directly to our credit ratings. Accordingly, any negative impact on our credit rating would likely result in higher interest rates and interest expense on any borrowings under our revolving credit facility or future issuances of public debt and less favorable terms on other operating and financing arrangements. In addition, it could reduce the attractiveness of our vendor payment programs, where certain of our vendors finance payment obligations from us with designated third party financial institutions, which could result in increased working capital requirements.

Conditions and events in the global credit market could have a material adverse effect on our access to short and long-term borrowings to finance our operations and the terms and cost of that debt. It is possible that one or more of the banks that provide us with financing under our revolving credit facility may fail to honor the terms of our existing credit facility or be financially unable to provide the unused credit as a result of significant deterioration in its financial condition. An inability to obtain sufficient financing at cost-effective rates could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Impact on Operating Costs

Rising energy prices could directly impact our operating and product costs, including our merchandise distribution, Professional delivery, utility and product acquisition costs.

Because we are involved in litigation from time to time, and are subject to numerous laws and governmental regulations, we could incur substantial judgments, fines, legal fees and other costs.

We are sometimes the subject of complaints or litigation, which may include class action litigation from customers, Team Members or others for various actions. From time to time, we are involved in litigation involving claims related to, among other things, breach of contract, tortious conduct, employment, labor discrimination, breach of laws or regulations (including The Americans With Disabilities Act), payment of wages, asbestos exposure, real estate, regulatory compliance and product defects. The damages sought against us in some of these litigation proceedings are substantial. Although we maintain liability insurance for some litigation claims, if one or more of the claims were to greatly exceed our insurance coverage limits or if our insurance policies do not cover a claim, this could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We are subject to numerous federal, state and local laws and governmental regulations relating to, among other things, environmental protection, product quality standards, building and zoning requirements, discrimination, labor and employment and income taxes. The implementation of and compliance with existing and future laws and regulations could increase the cost of doing business and adversely affect our results of operations. If we fail to comply with existing or future laws or regulations, we may be subject to governmental or judicial fines or sanctions, while incurring substantial legal fees and costs. In addition, our capital and operating expenses could increase due to remediation measures that may be required if we are found to be noncompliant with any existing or future laws or regulations.

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

Consequently, despite our efforts, our security measures have been breached in an immaterial manner in the past and may be breached in the future due to a cyber-attack, computer malware and/or viruses, team member error, malfeasance, fraudulent inducement (including so-called "social engineering" attacks and "phishing" scams) or other acts. Unauthorized parties have in the past obtained, and may in the future obtain, access to our data or the data of our customers, suppliers or Team Members’ or may otherwise cause damage to or interfere with our equipment and/or network. While costs associated with past security breaches have not been significant, any breach, damage to or interference with our equipment or network, or unauthorized access in the future could result in significant legal and financial exposure and damage to our reputation that could potentially have an adverse effect on our business. While we also seek to obtain assurances that others we interact with will protect confidential information, there is always the risk that the confidentiality or accessibility of data held or utilized by others may be compromised. If a compromise of our data security or function of our computer systems or website were to occur, it could have a material adverse effect on our operating results and financial condition and, possibly, subject us to additional legal, regulatory and operating costs and damage our reputation in the marketplace.

Business interruptions may negatively impact our store hours, operability of our computer systems and the availability and cost of merchandise which may adversely impact our sales and profitability.

Hurricanes, tornadoes, earthquakes or other natural disasters, war or acts of terrorism, or the threat of any of these calamities or others, may have a negative impact on our ability to obtain merchandise to sell in our stores, result in certain of our stores being closed for an extended period of time, negatively affect the lives of our customers or Team Members, or otherwise negatively impact our operations. Some of our merchandise is imported from other countries. If imported goods become difficult or impossible to import into the United States due to business interruption (including regulation of exporting or importing), and if we cannot obtain such merchandise from other sources at similar costs and without an adverse delay, our sales and profit margins may be negatively affected.

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

We rely extensively on our computer systems and the systems of our business partners to manage inventory, process transactions and report results. These systems are subject to damage or interruption from power outages, telecommunication failures, computer viruses, security breaches and catastrophic events. If our computer systems or those of our business partners fail we may experience loss of critical data and interruptions or delays in our ability to process transactions and manage inventory. Any such loss, if widespread or extended, could adversely affect the operation of our business and our results of operations.

We may be affected by global climate change or by legal, regulatory, or market responses to such change.

The concern over climate change has led to legislative and regulatory initiatives aimed at reducing greenhouse gas emissions ("GHG"). For example, proposals that would impose mandatory requirements related to GHG continue to be considered by policy makers in the United States and elsewhere. Laws enacted to reduce GHG that directly or indirectly affect our suppliers (through an increase in their cost of production) or our business (through an impact on our inventory availability, cost of sales, operations or demand for the products we sell) could adversely affect our business, financial condition, results of operations and cash flows. New federal or state restrictions on emissions that may be imposed on vehicles could also adversely affect annual miles driven or the demand for the products we sell and lead to changes in automotive technology. Changes in automotive technology and compliance with any new or more stringent laws or regulations, or stricter interpretations of existing laws, could require additional expenditures by us or our suppliers all of which could adversely impact the demand for our products and our business, financial condition, results of operations or cash flows.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The following table summarizes the location, ownership status and total square footage of space utilized for distribution centers and principal corporate offices at the end of 2016:

		Square Footage (in thousands)
	Location	Leased	Owned
Distribution Centers	50 locations in 32 states and 4 Canadian provinces	6,484	4,273
Store Support Centers:
Roanoke, Virginia	Roanoke, Virginia	270	—
Raleigh, North Carolina	Raleigh, North Carolina	146	—

As of December 31, 2016, we owned 816 of our stores and leased 4,373 stores and branches. We also operate several smaller warehouse locations and subsidiary offices to support our operations.

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

	High	Low
Fiscal Year Ended December 31, 2016
Fourth Quarter	$177.83	$134.08
Third Quarter	$172.87	$145.15
Second Quarter	$166.32	$132.98
First Quarter	$165.99	$131.59

Fiscal Year Ended January 2, 2016
Fourth Quarter	$201.24	$144.73
Third Quarter	$194.61	$151.30
Second Quarter	$169.90	$142.63
First Quarter	$165.00	$143.02

The closing price of our common stock on February 23, 2017 was $157.72. At February 23, 2017, there were 417 holders of record of our common stock (which does not include the number of individual beneficial owners whose shares were held on their behalf by brokerage firms in street name).

Our Board of Directors has declared a $0.06 per share quarterly cash dividend since 2006. Any payments of dividends in the future will be at the discretion of our Board of Directors and will depend upon our results of operations, cash flows, capital requirements and other factors deemed relevant by our Board of Directors.

The following table sets forth information with respect to repurchases of our common stock for the fourth quarter ended December 31, 2016:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs (2) (In thousands)
October 9, 2016 to November 5, 2016	3	$156.66	—	$415,092
November 6, 2016 to December 3, 2016	12,608	170.75	—	415,092
December 4, 2015 to December 31, 2016	22,607	174.26	—	415,092

Total	35,218	$173.00	—	$415,092

(1)
We repurchased 35,218 shares of our common stock at an aggregate cost of $6.1 million, or an average purchase price of $173.00 per share, in connection with the net settlement of shares issued as a result of the vesting of restricted stock units during the fourth quarter ended December 31, 2016. We did not repurchase any shares under our $500.0 million stock repurchase program during our fourth quarter ended December 31, 2016.

(2)	Our stock repurchase program authorizing the repurchase of up to $500.0 million in common stock was authorized by our Board of Directors and publicly announced on May 14, 2012.

Stock Price Performance

The following graph shows a comparison of the cumulative total return on our common stock, the Standard & Poor’s 500 Index and the Standard & Poor’s Retail Index. The graph assumes that the value of an investment in our common stock and in each such index was $100 on December 31, 2011, and that any dividends have been reinvested. The comparison in the graph below is based solely on historical data and is not intended to forecast the possible future performance of our common stock.

COMPARISON OF CUMULATIVE TOTAL RETURN AMONG
ADVANCE AUTO PARTS, INC., S&P 500 INDEX
AND S&P RETAIL INDEX

Company/Index	December 31, 2011	December 29, 2012	December 28, 2013	January 3, 2015	January 2, 2016	December 31, 2016
Advance Auto Parts	$100.00	$102.87	$158.46	$228.88	$217.49	$244.64
S&P 500 Index	100.00	114.07	152.98	174.56	177.01	198.18
S&P Retail Index	100.00	122.23	178.55	196.06	245.31	256.69

Item 6.    Selected Consolidated Financial Data.

The following table sets forth our selected historical consolidated statements of operations, balance sheets, cash flows and other operating data. Included in this table are key metrics and operating results used to measure our financial progress. The selected historical consolidated financial and other data (excluding the Selected Store Data and Performance Measures) as of December 31, 2016 and January 2, 2016 and for the three years ended December 31, 2016, January 2, 2016 and January 3, 2015 have been derived from our audited consolidated financial statements and the related notes included elsewhere in this report. The historical consolidated financial and other data as of January 3, 2015, December 28, 2013 and December 29, 2012 and for the years ended December 28, 2013 and December 29, 2012 have been derived from our audited consolidated financial statements and the related notes that have not been included in this report. You should read this data along with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and our consolidated financial statements and the related notes included elsewhere in this report.

	Fiscal Year (1)
	2016	2015	2014 (2)	2013	2012
	(in thousands, except per share data, store data and ratios)

Statement of Operations Data:
Net sales	$9,567,679	$9,737,018	$9,843,861	$6,493,814	$6,205,003
Cost of sales	5,311,764	5,314,246	5,390,248	3,241,668	3,106,967
Gross profit	4,255,915	4,422,772	4,453,613	3,252,146	3,098,036
Selling, general and administrative expenses (3)	3,468,317	3,596,992	3,601,903	2,591,828	2,440,721
Operating income	787,598	825,780	851,710	660,318	657,315
Interest expense (4)	(59,910)	(65,408)	(73,408)	(36,618)	(33,841)
Other income (expense), net	11,147	(7,484)	3,092	2,698	600
Income before provision for income taxes	738,835	752,888	781,394	626,398	624,074
Income tax expense	279,213	279,490	287,569	234,640	236,404
Net income	$459,622	$473,398	$493,825	$391,758	$387,670

Per Share Data:
Basic earnings per common share	$6.22	$6.45	$6.75	$5.36	$5.29
Diluted earnings per common share	$6.20	$6.40	$6.71	$5.32	$5.22
Cash dividends declared per basic share	$0.24	$0.24	$0.24	$0.24	$0.24
Weighted average basic shares outstanding	73,562	73,190	72,932	72,930	73,091
Weighted average diluted shares outstanding	73,856	73,733	73,414	73,414	74,062

Cash flows provided by (used in):
Operating activities	$500,874	$689,642	$708,991	$545,250	$685,281
Investing activities	$(262,044)	$(253,366)	$(2,288,237)	$(362,107)	$(272,978)
Financing activities	$(194,691)	$(445,952)	$575,911	$331,217	$127,907

Balance Sheet and Other Financial Data:
Cash and cash equivalents	$135,178	$90,782	$104,671	$1,112,471	$598,111
Inventory	$4,325,868	$4,174,768	$3,936,955	$2,556,557	$2,308,609
Inventory turnover (5)	1.25	1.31	1.47	1.33	1.43
Inventory per store (6)	$834	$789	$733	$631	$609
Accounts payable to Inventory ratio (7)	71.3%	76.7%	78.6%	85.3%	87.9%
Net working capital (8)	$1,496,718	$1,143,269	$1,086,624	$1,359,317	$758,410
Capital expenditures	$259,559	$234,747	$228,446	$195,757	$271,182
Total assets (9)	$8,315,033	$8,127,701	$7,954,392	$5,556,054	$4,607,816
Total debt (9)	$1,043,255	$1,206,895	$1,628,927	$1,044,864	$599,090
Total stockholders' equity	$2,916,192	$2,460,648	$2,002,912	$1,516,205	$1,210,694

	Fiscal Year (1)
	2016	2015	2014 (2)	2013	2012
	(in thousands, except per share data, store data and ratios)

Selected Store Data and Performance Measures:
Comparable store sales growth (10)	(1.4%)	0.0%	2.0%	(1.5%)	(0.8%)
Number of stores, beginning of year (11)	5,293	5,372	4,049	3,794	3,662
New stores (11) (12)	78	121	1,487	296	137
Closed stores (11) (13)	(182)	(200)	(164)	(41)	(5)
Number of stores, end of year (11)	5,189	5,293	5,372	4,049	3,794
Stores with Professional delivery program, end of period	4,501	4,745	4,981	3,702	3,484
Total Professional sales, as a percentage of total sales	57.5%	57.2%	57.0%	40.4%	38.1%
Total store square footage, end of period (in 000s)	41,737	42,185	43,338	29,701	27,806

(1)
Our fiscal year consists of 52 or 53 weeks ending on the Saturday nearest to December 31st. All fiscal years presented are 52 weeks, with the exception of 2014, which consisted of 53 weeks. The impact of week 53 included in sales, gross profit and selling, general and administrative expenses for 2014 was $150,386, $67,780 and $46,720, respectively.

(2)	We have included the financial results of GPI in our consolidated financial statements commencing with its acquisition on January 2, 2014.

(3)
Selling, general and administrative expenses include the impact of GPI integration, store closure and consolidation costs and support center restructuring costs of $72,828, $127,059 and $82,234 and amortization of GPI intangibles of $40,940, $42,281 and $42,696 for 2016, 2015 and 2014, respectively. It also includes acquisition costs associated with our acquisition of GPI on January 2, 2014 of $24,983 and integration costs associated with our integration of BWP of $8,004 for 2013.

(4)	Interest expense includes the impact of acquisition costs associated with our acquisition of GPI on January 2, 2014 of $1,987 for 2013.

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

(8)
Net working capital is calculated by subtracting current liabilities from current assets. We retrospectively adopted Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") 2015-17 during the fourth quarter of 2015, which requires the presentation of all deferred income taxes as long-term assets or liabilities. Accordingly, 2014, 2013 and 2012 have been adjusted by $88,650, $134,718 and $133,848, respectively.

(9)
We retrospectively adopted ASU 2015-3 and ASU 2015-15 at the beginning of fiscal 2016, which required a reclassification of debt issuance costs from Other Assets to Long-term Debt. Accordingly 2015, 2014, 2013 and 2012 have been adjusted by $6,864, $7,966, $8,720 and $5,998, respectively.

(10)
Comparable store sales include net sales from our stores, branches and e-commerce websites. Sales to independently-owned Carquest branded stores are excluded from our comparable store sales.The change in store sales is calculated based on the change in net sales starting once a store or branch has been open for 13 complete accounting periods (each period represents four weeks). Relocations are included in comparable store sales from the original date of opening. Acquired stores are included in our comparable store sales once the stores have completed 13 complete accounting periods following the acquisition date (approximately one year). Comparable store sales growth for 2014 and 2015 excludes sales from the 53rd week of 2014.

(11)	Store count activity includes Worldpac branches.

(12)	Includes 1,336 stores and branches resulting from our acquisition of GPI during 2014 and 124 stores resulting from our acquisition of BWP during 2013.

(13)	The number of store closures includes planned consolidations of 159, 111, 145 and 20 stores in 2016, 2015, 2014 and 2013, respectively.

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

Unless otherwise noted, our financial results have been presented on a GAAP basis. In limited instances, we have presented our financial results on a GAAP and non-GAAP (adjusted) basis which is described further in the section entitled "Reconciliation of Non-GAAP Financial Measures."

Introduction

We are a leading automotive aftermarket parts provider in North America, serving both "do-it-for-me", or Professional, and "do-it-yourself", or DIY, customers. As of December 31, 2016 we operated a total of 5,062 stores and 127 branches. We operate primarily within the United States, with additional locations in Canada, Puerto Rico and the U.S. Virgin Islands. Our stores operate primarily under the trade names "Advance Auto Parts", "Autopart International" and "Carquest" and our distribution branches operate under the "Worldpac" trade name. In addition, we served approximately 1,250 independently-owned Carquest branded stores as of December 31, 2016 across these locations in addition to Mexico, the Bahamas, Turks and Caicos, the British Virgin Islands and the Pacific Islands. We acquired the Carquest and Worldpac operations as part of our acquisition of GPI on January 2, 2014.

Our stores and branches offer a broad selection of brand name, OEM and private label automotive replacement parts, accessories, batteries, and maintenance items for domestic and imported cars, vans, sport utility vehicles and light and heavy duty trucks. Through our integrated operating approach, we serve our Professional and DIY customers from our store locations and online at www.AdvanceAutoParts.com and www.Worldpac.com. Our DIY customers can elect to pick up merchandise ordered online at a conveniently located store or have their purchases shipped directly to them. Our Professional customers consist primarily of delivery customers for whom we deliver products from our store locations to our Professional customers’ places of business, including independent garages, service stations and auto dealers. Our Professional customers can also conveniently place their orders online.

Management Overview

We generated diluted earnings per share, or diluted EPS, of $6.20 during 2016 compared to $6.40 for 2015. When adjusted for the following non-operational items, our adjusted diluted earnings per share ("Adjusted EPS") in 2016 was $7.15 compared to $7.82 during 2015:

	2016	2015
GPI integration, store closure and consolidation, and support center restructuring costs	$0.61	$1.07
Amortization related to the acquired intangible assets from GPI	$0.34	$0.35

Refer to "Reconciliation of Non-GAAP Financial Measures" for further details of our comparable adjustments and the usefulness of such measures to investors.

Total sales for 2016 decreased 1.7% from 2015 and comparable store sales decreased 1.4%. Our sales were negatively impacted in 2016 by challenges with inventory availability and service levels. We are making investments to better serve our customers, accelerate sales momentum and gain market share. While these investments have pressured our operating margins, we began to experience improvements in our comparable store sales trends towards the end of the year. Our first priority is to stabilize sales growth to consistently deliver positive comparable store sales performance and then turn our attention to bottom line profitability margins. We remain confident in the long-term growth and profitability opportunity as we balance our investments in the business with productivity measures to expand margins.

2016 Highlights

A high-level summary of our financial results and other highlights from 2016 include:

•
Total sales during 2016 decreased 1.7% to $9,567.7 million as compared to 2015. This decrease was primarily driven by a decline in comparable store sales of 1.4%, store closures and the effect of Carquest store consolidations, partially offset by new store openings.

•
Our operating income for 2016 was $787.6 million, a decrease of $38.2 million from 2015. As a percentage of total sales, operating income was 8.2%, a decrease of 25 basis points as compared to 2015, due to a decrease in our gross profit rate, partially offset by a decrease in our SG&A rate.

•
Our inventory balance as of December 31, 2016 increased $151.1 million, or 3.6%, over the prior year driven mainly by the build-up of transitional inventory associated with our Carquest product and store integration that began to drop by the end of the year, and the opening of new locations, including a new Worldpac distribution center.

•	We generated operating cash flow of $500.9 million during 2016, a decrease of 27.4% compared to 2015, primarily due to a decrease in net income and accounts payable.

Refer to “Consolidated Results of Operations” and “Liquidity and Capital Resources” for further details of our income statement and cash flow results, respectively.

Business Update

Our focus in 2017 is to regain top line sales growth as the first step towards driving sustainable, long-term financial performance improvement. Under the leadership of our CEO, who joined the Company in April 2016, we have evaluated all facets of our business in conjunction with the development of a strategic business plan that is intended to significantly improve our customer service and financial performance over the next five years. Our first priority is to refocus on the customer by implementing and reinforcing the best drivers for improving customer satisfaction. Once we stabilize the drivers to consistently deliver an outstanding experience for our customers and consistent positive comparable store sales performance, we will turn our attention to bottom line profitability margins.

The underlying framework of this plan focuses on growth, productivity, people and culture. The growth and margin expansion elements of our strategic business plan include i) Supply Chain, ii) Professional, iii) DIY and iv) Productivity.

Supply Chain - By 2018, we plan to begin rolling out new supply chain capabilities that will enhance inventory positioning in our network, improve assortment and in-market availability and improve speed and accuracy of delivery. Over the longer-term we will continue to further streamline our supply chain network and systems from the GPI acquisition to enable a more seamless inventory transfer throughout the entire chain across both Company owned and independent stores, driving productivity. The GPI integration plan has been fully embedded in our strategic business plan.

Professional - For our Professional customers our focus is on providing high quality parts, improved product availability, consistency of service and fast delivery. We believe we have the right parts assortment and are focused on improving sales and customer service capabilities. We will continue to leverage best practices and technology platforms, including market differentiators like TechNet and the Carquest and Worldpac Training Institutes, across all of our Professional businesses to simplify the customer experience.

DIY - We are also focused on growing sales to DIY customers. We are strengthening our Speedperks program to build stronger loyalty. We have also initiated test markets for DIY designed to improve the customer experience in the store, online and at each touchpoint. This includes more focused and enhanced training along with investments in mobile and digital to better serve our customers when and where they want to be served.

Productivity - Our productivity agenda will focus on removing unnecessary costs while driving new capabilities and investing in long-term growth creation. Our productivity pipeline is sequenced over the five year horizon of our strategic business plan. We are not simply cutting costs to drive short-term profit results, but are materially changing our processes to drive permanent cost reductions.

This agenda will be supported and executed with a focus on our talent and culture. Throughout our Company, we are hard at work evolving our culture to one which is focused on the customer and driving high levels of accountability, ownership and a drive for results throughout the organization.

Automotive Aftermarket Industry

Operating within the automotive aftermarket industry, we are influenced by a number of general macroeconomic factors similar to those affecting the overall retail industry. These factors include, but are not limited to, fuel costs, unemployment rates, consumer confidence and competition. We believe the macroeconomic environment should position our industry favorably in 2017 as continued lower fuel costs, a stabilized labor market and increasing disposable income should help to provide a positive impact. In addition, industry fundamentals continue to be strong with miles driven increasing and the number of vehicles 11 years and older continuing to increase.
We believe that two key drivers of demand within the automotive aftermarket are (i) the number of miles driven in the U.S. and (ii) the number and average age of vehicles on the road.
Miles Driven
We believe that the number of total miles driven in the U.S. influences the demand for the repair and maintenance of vehicles. As the number of miles driven increases, consumers’ vehicles are more likely to need repair and maintenance, resulting in an increase in the need for automotive parts and maintenance items. According to the latest statistics available from the Federal Highway Administration, the total number of vehicle miles traveled on U.S. roads increased by approximately 3.0% in 2016, which we attribute primarily to decreased gasoline prices. Long-term industry forecasts remain favorable, as lower gas prices and continued strength in the labor market are expected to result in an annual miles driven growth rate of 2% through 2019.
Number of Registered Vehicles and Increase in Average Vehicle Age
We believe that the total number of vehicles (excluding medium and heavy duty trucks) on the road and the average age of vehicles on the road also heavily influence the demand for the products we sell within the automotive aftermarket industry. As vehicles age and go out-of-warranty, they generate a stronger demand for automotive aftermarket products due to both routine maintenance requirements and more frequent mechanical failures. During 2016, the number of registered vehicles grew 2.4% to a record 264 million vehicles. According to industry analysts, the number of vehicles on the road is expected to continue to climb and will reach 278 million vehicles by 2019. The average vehicle age, which has exceeded 11 years for the past five years, also points to favorable growth in the industry. Despite continued growth in new car registrations, the vehicle scrappage rate for 2016 fell to its lowest rate in 14 years resulting in an increase in number of older vehicles on the road as reflected by a five-year compounded annual growth rate is 4.1% for vehicles over 11 years old compared to a compounded annual growth rate for all vehicles of 1.1%. We believe that the average age of vehicles will continue to benefit our industry in the near term and the overall increase in the total number of vehicles on the road is positive for the longer-term as these vehicles age outside of their manufacturer warranty period and require more expensive maintenance and repairs due to the increased complexity of automobiles.

Store Development

We serve our Professional and DIY customers in a similar fashion through four different store brands. The table below sets forth details of our store and branch development activity for the year ended December 31, 2016, including the consolidation of stores as part of our integration plans and the number of locations with Professional delivery programs. In addition to the changes in our store counts detailed below, we relocated 47 of our stores during 2016. During 2017, we anticipate adding approximately 75 to 85 new stores and branches.

	AAP	AI	CARQUEST (1)	WORLDPAC	Total
January 2, 2016	4,102	184	885	122	5,293
New	64	—	9	5	78
Closed	(13)	(3)	(7)	—	(23)
Consolidated (2)	(3)	—	(156)	—	(159)
Converted (3)	123	—	(123)	—	—
December 31, 2016	4,273	181	608	127	5,189
Stores with professional delivery programs	3,585	181	608	127	4,501
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

Components of Statement of Operations

Net Sales

Net sales consist primarily of merchandise sales from our store and branch locations to both our Professional and DIY customers, sales from our e-commerce websites and sales to independently-owned Carquest branded stores. Sales are recorded net of discounts and rebates, sales taxes and estimated returns and allowances. Our total sales growth is comprised of both comparable store sales and new store sales. We calculate comparable store sales based on the change in store or branch sales starting once a location has been open for 13 complete accounting periods (approximately one year) and by including e-commerce sales. Sales to independently-owned Carquest branded stores are excluded from our comparable store sales. We include sales from relocated stores in comparable store sales from the original date of opening. Acquired stores are included in our comparable store sales once the stores have completed 13 complete accounting periods following the acquisition date (approximately one year). Comparable store sales growth for 2014 and 2015 excludes sales from the 53rd week of 2014.

Cost of Sales

Our cost of sales consists of merchandise costs, net of incentives under vendor programs; inventory shrinkage; defective merchandise and warranty costs; and warehouse and distribution expenses, including depreciation and amortization. Gross profit as a percentage of net sales may be affected by (i) variations in our product mix, (ii) price changes in response to competitive factors and fluctuations in merchandise costs, (iii) vendor programs, (iv) inventory shrinkage, (v) defective merchandise and warranty costs and (vi) warehouse and distribution costs. We seek to minimize fluctuations in merchandise costs and instability of supply by entering into long-term purchasing agreements, without minimum purchase volume requirements, when we believe it is advantageous. Our cost of sales and gross profit rates may not be comparable to that of our competitors due to differences in industry practice regarding the classification of certain costs and mix of Professional and DIY sales. See Note 1, Summary of Significant Accounting Policies, to our Consolidated Financial Statements elsewhere in this report for additional discussion of these costs.

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

Consolidated Results of Operations

The following table sets forth certain of our operating data expressed as a percentage of net sales for the periods indicated.

	Fiscal Year Ended
	December 31, 2016	January 2, 2016	January 3, 2015
Net sales	100.0%	100.0%	100.0%
Cost of sales, including purchasing and warehousing costs	55.5	54.6	54.8
Gross profit	44.5	45.4	45.2
Selling, general and administrative expenses	36.3	36.9	36.6
Operating income	8.2	8.5	8.7
Interest expense	(0.6)	(0.7)	(0.7)
Other, net	0.1	(0.1)	0.0
Provision for income taxes	2.9	2.9	2.9
Net income	4.8%	4.9%	5.0%

2016 Compared to 2015

Net Sales

Net sales for 2016 were $9,567.7 million, a decline of $169.3 million, or 1.7%, from net sales in 2015. This decrease was primarily due to our comparable store sales decline of 1.4% and the portion of sales that did not transfer from stores that were consolidated. During 2016, we consolidated 159 stores and closed 23 stores, which was partially offset by the opening of 78 new stores. Our decline in comparable store sales was driven by a decline in overall transactions, partially offset by an increase in the average transaction value. While the number of comparable store transactions decreased from the comparable period in all four quarters of 2016, we saw improving trends in the second half of the year.

Our comparable store sales for the year were negatively impacted by challenges with product availability and service levels, particularly in our Northeast and Great Lakes markets. On a quarterly basis our comparable store sales decreased 1.9%, 4.1% and 1.0% in the first, second and third quarters of 2016, respectively, and increased 3.1% in the fourth quarter of 2016. We attribute the improvement in our comparable store sales in the last half of the year to our efforts to improve our focus on the customer, including sustained investments in availability, customer service and incentives for front line employees, as well as improved levels of execution throughout our supply chain. We also benefited in the fourth quarter of 2016 from the timing of the Christmas and New Years holidays.

Gross Profit

Gross profit for 2016 was $4,255.9 million, or 44.5% of net sales, as compared to $4,422.8 million, or 45.4% of net sales, in 2015, a decrease of 94 basis points. The decrease in gross profit as a percentage of net sales was primarily the result of higher supply chain costs driven by significantly higher inventory levels in the first half of 2016 and disruption in our distributions centers located in our Northeast and Great Lakes markets resulting from changes in delivery frequency.

SG&A Expenses

SG&A expenses for 2016 were $3,468.3 million, or 36.3% of net sales, as compared to $3,597.0 million, or 36.9% of net sales, for 2015, a decrease of 69 basis points. This decrease as a percentage of net sales was primarily due to lower GPI integration costs, store closure and consolidation expenses and support center restructuring costs in 2016 compared to the prior year. Excluding these costs, SG&A decreased 14 basis points as a percentage of sales compared to the prior year driven by lower administrative costs partially offset by higher customer facing costs including store labor and incentives and inventory availability support costs.

Operating Income

Operating income for 2016 was $787.6 million, representing 8.2% of net sales, as compared to $825.8 million, or 8.5% of net sales, for 2015, a decrease of 25 basis points. This decrease was due to a lower gross margin rate, partially offset by a decrease in our SG&A rate. These changes on a rate basis were due to the gross profit and SG&A drivers previously discussed.

Interest Expense

Interest expense for 2016 was $59.9 million, or 0.6% of net sales, as compared to $65.4 million, or 0.7% of net sales, in 2015. The decrease in interest expense was due to repayments made on our credit facility over the last year.

Income Taxes

Income tax expense for 2016 was $279.2 million, as compared to $279.5 million for 2015. Our effective income tax rate was 37.8% and 37.1% for 2016 and 2015, respectively. Our income tax rates in both 2016 and 2015 reflect favorable income tax settlements and statute of limitation expirations. The increase in our effective tax rate for 2016 compared to 2015 is primarily due to $7.8 million of settlements recorded in 2016 related to income tax audits of GPI for time periods prior to our acquisition of GPI. We believe these settlements will be largely recoverable under the escrow for indemnification claims in our purchase agreement with GPI and therefore recorded corresponding income of $7.3 million in Other Income, net.

Net Income

Net income was $459.6 million, or $6.20 per diluted share, for 2016 as compared to $473.4 million, or $6.40 per diluted share, for 2015. As a percentage of net sales, net income for 2016 was 4.8%, as compared to 4.9% for 2015. The decrease in diluted EPS was driven primarily by the decrease in net income.

2015 Compared to 2014

Net Sales

Net sales for 2015 were $9,737.0 million, a decline of $106.8 million, or 1.1%, over net sales for 2014. This decrease was primarily due to the 53rd week of 2014, which contributed $150.4 million in sales to 2014. Excluding the impact of the 53rd week, net sales for 2015 increased 0.4% over 2014, while comparable store sales were flat. The slight increase in net sales when excluding the 53rd week is due to the addition of 121 new stores, partially offset by the portion of sales that did not transfer from the consolidation of 111 stores and closure of 89 stores during 2015.

Our comparable store sales for the year were negatively impacted by disruptions from integration activities, including the alignment of our field structure, products and pricing. In addition the impact of foreign currency exchange rates on our Canadian operations reduced comparable store sales for the year by 36 basis points. Partially offsetting these negative impacts is an estimated 50 basis points of positive contribution from the sales transferred to comparable stores from stores consolidated during 2015. Our fourth quarter of 2015 was our weakest quarter in terms of comparable store sales with a decline of 2.5%. The unseasonably warm start to winter impacted both our Professional and DIY business, particularly in batteries and cold weather-related hard parts categories such as starters, alternators and related products.

Gross Profit

Gross profit for 2015 was $4,422.8 million, or 45.4% of net sales, as compared to $4,453.6 million, or 45.2% of net sales, in 2014, an increase of 18 basis points. The increase in gross profit as a percentage of net sales was primarily the result of lower product acquisition costs, inclusive of merchandise synergies as a result of the acquisition of GPI.

SG&A Expenses

SG&A expenses for 2015 were $3,597.0 million, or 36.9% of net sales, as compared to $3,601.9 million, or 36.6% of net sales, for 2014, an increase of 35 basis points. This increase as a percentage of net sales was primarily due to an increase in GPI integration costs, store closure and consolidation expenses and support center restructuring costs. Excluding these costs, SG&A decreased 18 basis points as a percent of sales compared to the prior year driven by lower administrative costs and incentive compensation as well as lower delivery costs as fuel prices had declined. These benefits were partially offset by expense deleverage as a result of softer sales.

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

Income Taxes

Income tax expense for 2015 was $279.5 million, as compared to $287.6 million for 2014. Our effective income tax rate was 37.1% and 36.8% for 2015 and 2014, respectively. Our income tax rate in both 2015 and 2014 reflect favorable income tax settlements and statute of limitation expirations.

Net Income

Net income was $473.4 million, or $6.40 per diluted share, for 2015 as compared to $493.8 million, or $6.71 per diluted share, for 2014. As a percentage of net sales, net income for 2015 was 4.9%, as compared to 5.0% for 2014. The decrease in diluted EPS was driven primarily by the decrease in net income.

Reconciliation of Non-GAAP Financial Measures

"Management’s Discussion and Analysis of Financial Condition and Results of Operations" include certain financial measures not derived in accordance with generally accepted accounting principles (“GAAP”). Non-GAAP financial measures should not be used as a substitute for GAAP financial measures, or considered in isolation, for the purpose of analyzing our operating performance, financial position or cash flows. However, we have presented the non-GAAP financial measures as we believe the presentation of financial results that exclude non-cash charges related to the acquired GPI intangibles and non-operational expenses associated with i) the integration of GPI, ii) store closure and consolidation costs and iii) support center restructuring costs is useful and indicative of our base operations because the expenses vary from period to period in terms of size, nature and significance and relate to the integration of GPI and store closure activity in excess of historical levels. These measures assist in comparing our current operating results with past periods and with the operational performance of other companies in our industry. The disclosure of these measures allows investors to evaluate our performance using the same measures management uses in developing internal budgets and forecasts and in evaluating management’s compensation. Included below is a description of the expenses we have determined are not normal, recurring cash operating expenses necessary to operate our business and the rationale for why providing these measures are useful to investors as a supplement to the GAAP measures.

GPI Integration Expenses - As disclosed in our filings with the SEC, we acquired GPI for $2.08 billion on January 2, 2014 and are in the midst of a multi-year integration plan to integrate the operations of GPI with Advance Auto Parts. This includes the integration of product brands and assortments, supply chain and information technology. The integration is being completed in phases and the nature and timing of expenses will vary from quarter to quarter over several years. The integration of product brands and assortments was primarily completed in 2015 and our focus has shifted to integrating the supply chain and information technology systems beginning in 2016. Due to the size of the acquisition, we consider these expenses to be outside of our base business. Therefore, we believe providing additional information in the form of non-GAAP measures that exclude these costs is beneficial to the users of our financial statements in evaluating the operating performance of our base business and our sustainability once the integration is completed.

Store Closure and Consolidation Expenses - Store closure and consolidation expenses consist of expenses associated with our announced plans to (i) convert and consolidate the Carquest stores acquired from GPI, (ii) close our Autopart International stores in Florida and (iii) close approximately 80 underperforming Advance Auto Parts stores in the fourth quarter of fiscal 2015. The conversion and consolidation of the Carquest stores is a multi-year process that began in 2014. As of December 31, 2016, 333 Carquest stores acquired from GPI had been consolidated into existing Advance Auto Parts stores and 282 stores had been converted to the Advance Auto Parts format. As of December 31, 2016, we operated 608 stores under the Carquest name. The closure of the 40 Autopart International stores in Florida, primarily in the first quarter of 2015, and closure of 80 underperforming Advance Auto Parts stores in the fourth quarter of 2015 significantly exceeded our average historical store closure activity. While periodic store closures are common, these closures represent major programs outside of our typical market evaluation process. We believe it is useful to provide additional non-GAAP measures that exclude these costs to provide investors greater comparability of our base business and core operating performance. We also continue to have store closures that occur as part of our normal market evaluation process and have not excluded the expenses associated with these store closures in computing our non-GAAP measures.

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

We have included a reconciliation of this information to the most comparable GAAP measures in the following tables.

	Fiscal Year Ended (in thousands, except per share data)
	December 31, 2016	January 2, 2016
Net income (GAAP)	$459,622	$473,398
SG&A adjustments (a)	113,768	169,340
Provision for income taxes on adjustments (b)	(43,232)	(64,349)
Adjusted net income	$530,158	$578,389

Diluted earnings per common share (GAAP)	$6.20	$6.40
SG&A adjustments, net of tax	0.95	1.42
Adjusted Cash EPS	$7.15	$7.82

(a)
The adjustments to SG&A expenses for 2016 include GPI integration, store consolidation costs and support center restructuring costs of $72,828 and GPI amortization of acquired intangible assets of $40,940. The adjustments to SG&A expenses for 2015 include GPI integration, store closure and consolidation costs and support center restructuring costs of $127,059 and GPI amortization of acquired intangible assets of $42,281.

(b)	The income tax impact of non-GAAP adjustments is calculated using the estimated tax rate in effect for the respective non-GAAP adjustments.

Quarterly Consolidated Financial Results (in thousands, except per share data)

	16-Weeks Ended 4/25/2015	12-Weeks Ended 7/18/2015	12-Weeks Ended 10/10/2015	12-Weeks Ended 1/2/2016	16-Weeks Ended 4/23/2016	12-Weeks Ended 7/16/2016	12-Weeks Ended 10/8/2016	12-Weeks Ended 12/31/2016
Net Sales	$3,038,233	$2,370,037	$2,295,203	$2,033,545	$2,979,778	$2,256,155	$2,248,855	$2,082,891
Gross profit	1,393,924	1,087,289	1,032,387	909,172	1,349,889	1,010,257	988,205	907,564
Net income	148,112	149,998	120,469	54,819	158,813	124,600	113,844	62,365

Net income per share:
Basic	$2.02	$2.04	$1.64	$0.75	$2.16	$1.69	$1.54	$0.84
Diluted	$2.00	$2.03	$1.63	$0.74	$2.14	$1.68	$1.53	$0.84

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

As of December 31, 2016, our cash and cash equivalents balance was $135.2 million, an increase of $44.4 million compared to January 2, 2016. This increase in cash was primarily a result of net cash generated from operations, partially offset by capital expenditures and net repayments on credit facilities. Additional discussion of our cash flow results, including the comparison of 2016 activity to 2015, is set forth in the Analysis of Cash Flows section.

As of December 31, 2016, our outstanding indebtedness was $1,043.3 million consisting primarily of our senior unsecured notes. This is $163.6 million lower when compared to January 2, 2016, as a result of net payments on our credit facility. As of December 31, 2016, we had no borrowings under our term loan or revolving credit facility. We had $100.7 million in letters of credit outstanding, which reduced the available borrowings on our revolver to $899.3 million as of December 31, 2016.

Capital Expenditures

Our primary capital requirements have been the funding of our new store development (leased and owned locations), maintenance of existing stores, investments in supply chain and information technology and GPI integration expenditures. We lease approximately 84% of our stores. Our capital expenditures were $259.6 million in 2016, an increase of $24.8 million from 2015.

Our future capital requirements will depend in large part on the number and timing of new stores we open within a given year and the investments we make in existing stores, information technology, supply chain network and the integration of GPI. In 2017, we anticipate that our capital expenditures will be approximately $250.0 million, but may vary with business conditions. These investments will primarily include GPI integration expenditures for store conversions and supply chain and systems integration activities; new store development (leased and owned locations); and investments in our existing stores, supply chain network and systems. We anticipate opening between 75 to 85 stores and branches during 2017.

Stock Repurchases

We have a stock repurchase program that allows us to repurchase our common stock on the open market or in privately negotiated transactions from time to time in accordance with the requirements of the SEC. As of December 31, 2016, we had $415.1 million remaining under our $500 million stock repurchase program authorized by our Board of Directors on May 14, 2012. During 2016, we made no repurchases under the stock repurchase program.

Dividend

Since 2006, our Board of Directors has declared quarterly dividends of $0.06 per share to stockholders of record. On February 15, 2017, our Board of Directors declared a quarterly dividend of $0.06 per share to be paid on April 7, 2017 to all common stockholders of record as of March 24, 2017.

Analysis of Cash Flows

A summary and analysis of our cash flows for 2016, 2015 and 2014 are reflected in the following table and discussion.

	Fiscal Year
	2016	2015	2014
	(in millions)
Cash flows from operating activities	$500.9	$689.6	$709.0
Cash flows from investing activities	(262.0)	(253.4)	(2,288.2)
Cash flows from financing activities	(194.7)	(446.0)	575.9
Effect of exchange rate changes on cash	0.3	(4.2)	(4.5)
Net (decrease) increase in cash and cash equivalents	$44.4	$(13.9)	$(1,007.8)

Operating Activities

For 2016, net cash provided by operating activities decreased $188.8 million to $500.9 million. This net decrease in operating cash flow was primarily driven by a decrease in accounts payable, lower net income and the timing of payments within working capital, partially offset by the timing of income tax deductions. Our inventory balance as of December 31, 2016 increased $151.1 million, or 3.6%, over the prior year driven mainly by the build-up of transitional inventory associated with our Carquest product and store integration that began to drop by the end of the year, and the opening of new locations, including a new Worldpac distribution center.

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

Investing Activities

For 2016, net cash used in investing activities increased by $8.7 million to $262.0 million compared to 2015. The increase in cash used in investing activities was primarily driven by cash used for purchases of property and equipment.

For 2015, net cash used in investing activities decreased by $2,034.9 million to $253.4 million compared to 2014. The decrease in cash used in investing activities was primarily driven by cash used in the acquisition of GPI during 2014.

Financing Activities

For 2016, net cash used in financing activities decreased by $251.3 million to $194.7 million. This decrease was primarily a result of lower net repayments on the revolving credit facility and term loan than in the prior year.

For 2015, net cash used in financing activities increased by $1,021.9 million to $446.0 million. This increase was primarily a result of net repayments on the revolving credit facility and term loan.

Long-Term Debt

Bank Debt

As of December 31, 2016 we had a credit agreement (the "2013 Credit Agreement") which provided a $1.0 billion unsecured revolving credit facility with Advance Stores Company, Inc. ("Advance Stores"), as Borrower, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent. The revolving credit facility also provided for the issuance of letters of credit with a sub-limit of $300.0 million and swingline loans in an amount not to exceed $50.0 million. We could request, subject to agreement by one or more lenders, that the total revolving commitment be increased by an amount not to exceed $250.0 million by those respective lenders (up to a total commitment of $1.25 billion) during the term of the 2013 Credit Agreement. Voluntary prepayments and voluntary reductions of the revolving balance were permitted in whole or in part, at our option, in minimum principal amounts as specified in the 2013 Credit Agreement. Under the terms of the 2013 Credit Agreement, the revolving credit facility terminated in December 2018. The 2013 Credit Agreement previously included a term loan that was repaid in full during 2016.

As of December 31, 2016, under the 2013 Credit Agreement, we had no outstanding borrowings under the revolver. As of December 31, 2016, we had letters of credit outstanding of $100.7 million, which reduced the availability under the revolver to $899.3 million. The letters of credit generally have a term of one year or less and primarily serve as collateral for our self-insurance policies.

The interest rate on borrowings under the revolving credit facility was based, at our option, on adjusted LIBOR, plus a margin, or an alternate base rate, plus a margin. A facility fee was charged on the total amount of the revolving credit facility, payable in arrears. The facility fee rate as of December 31, 2016 was 0.15% per annum. Under the terms of the 2013 Credit Agreement, the interest rate and facility fee were subject to change based on our credit rating.

The 2013 Credit Agreement contains customary covenants, which include a maximum leverage ratio and minimum consolidated coverage ratio, and are further described in Note 7, Long-term Debt, to our Consolidated Financial Statements in this Form 10-K. We were in compliance with our covenants with respect to the 2013 Credit Agreement as of December 31, 2016.

Subequent to the end of 2016, on January 31, 2017, we entered into a new credit agreement which provides a $1 billion unsecured revolving credit facility (the “2017 Credit Agreement”) with Advance Stores, as Borrower, the lenders party thereto, and Bank of America, N.A., Administrative Agent (the "Agent"). This new revolver under the 2017 Credit Agreement replaced the revolver under the 2013 Credit Agreement. The new revolver provides for the issuance of letters of credit with a sublimit of $200.0 million. We may request that the total revolving commitment be increased by an amount not exceeding $250.0 million during the term of the 2017 Credit Agreement. Voluntary prepayments and voluntary reductions of the revolving loan balance, if any, are permitted in whole or in part, at our option, in minimum principal amounts as specified in the 2017 Credit Agreement.

The interest rates on outstanding amounts, if any, on the revolving facility under the 2017 Credit Agreement will be based, at our option, on an adjusted LIBOR, plus a margin, or an alternate base rate, plus a margin. After an initial interest period, we may elect to convert a particular borrowing to a different type. The initial margins per annum for the revolving loan are, 1.10% for the adjusted LIBOR and 0.10% for alternate base rate borrowings. A facility fee of 0.15% per annum will be charged on the total revolving facility commitment, payable quarterly in arrears. Under the terms of the 2017 Credit Agreement, the interest rate spread, facility fee and commitment fee will be based on our credit rating. The revolving facility terminates in January 2022; however, we may request one or two one-year extensions of the termination date prior to the first or second anniversary of the Closing Date.

The 2017 Credit Agreement contains customary covenants which include a maximum leverage ratio and minimum consolidated coverage ratio, and are further described in Note 7, Long-term Debt, to our Consolidated Financial Statements in this Form 10-K.

As of December 31, 2016, we had a credit rating from Standard & Poor’s of BBB- and from Moody’s Investor Service of Baa2. The current outlooks by Standard & Poor’s and Moody’s are both stable. The current pricing grid used to determine our borrowing rate under our revolving credit facility is based on our credit ratings. If these credit ratings decline, our interest rate on outstanding balances may increase and our access to additional financing on favorable terms may become more limited. In addition, it could reduce the attractiveness of our vendor payment program, where certain of our vendors finance payment obligations from us with designated third party financial institutions, which could result in increased working capital requirements. Conversely, if these credit ratings improve, our interest rate may decrease.

Senior Unsecured Notes

At December 31, 2016 our outstanding senior notes consisted of i) $450 million of 4.50% notes maturing in December 2023 (the “2023 Notes”); ii) $300 million of 4.50% notes maturing in January 2022 (the “2022 Notes”); and iii) $300 million of 5.75% notes maturing in May 2020 (the “2020 Notes” or collectively with the 2023 Notes and the 2022 Notes, “the Notes”). The 2023 Notes bear interest at a rate of 4.50% per year payable semi-annually in arrears on June 1 and December 1 of each year. The 2022 Notes bear interest at a rate of 4.50% per year payable semi-annually in arrears on January 15 and July 15 of each year. The 2020 Notes bear interest at a rate of 5.75% per year payable semi-annually in arrears on May 1 and November 1 of each year.

Advance served as the issuer of the Notes with certain of Advance's domestic subsidiaries currently serving as subsidiary guarantors. The terms of the Notes are governed by an indenture (as amended, supplemented, waived or otherwise modified, the “Indenture”) among us, the subsidiary guarantors from time to time party thereto and Wells Fargo Bank, National Association, as Trustee. The terms of the Indenture are further described in Note 7, Long-term Debt, in this Form 10-K.

Off-Balance-Sheet Arrangements

We guarantee loans made by banks to various of our independent store customers totaling $26.3 million as of December 31, 2016. These loans are collateralized by security agreements on merchandise inventory and other assets of the borrowers. We believe the likelihood of performance under these guarantees is remote and that the fair value of these guarantees is very minimal. As of December 31, 2016, we had no other off-balance-sheet arrangements as defined in Regulation S-K Item 303 of the SEC regulations. We include other off-balance-sheet arrangements in our Contractual Obligations table including operating lease payments, interest payments on our Notes and revolving credit facility and letters of credit outstanding.

Contractual Obligations

In addition to our Notes and revolving credit facility, we utilize operating leases as another source of financing. The amounts payable under these operating leases are included in our schedule of contractual obligations. Our future contractual obligations related to long-term debt, operating leases and other contractual obligations as of December 31, 2016 were as follows:

		Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(in thousands)
Long-term debt (1)	$1,050,306	$306	$—	$300,000	$750,000
Interest payments	278,775	51,006	102,000	78,779	46,990
Operating leases (2)	3,161,077	472,723	851,446	655,148	1,181,760
Other long-term liabilities (3)	679,846	—	—	—	—
Purchase obligations (4)	50,136	29,083	13,478	3,600	3,975
	$5,220,140	$553,118	$966,924	$1,037,527	$1,982,725

Note: For additional information refer to Note 7, Long-term Debt; Note 13, Income Taxes; Note 14, Lease Commitments; Note 15, Contingencies; and Note 16, Benefit Plans, in the Notes to the Consolidated Financial Statements, included in Item 15. Exhibits, Financial Statement Schedules, of this Annual Report on Form 10-K.

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

(3)
Includes the long-term portion of deferred income taxes and other liabilities, including self-insurance reserves for which no contractual payment schedule exists and we expect the payments to occur beyond 12 months from December 31, 2016. Accordingly, the related balances have not been reflected in the “Payments Due by Period” section of the table.

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

Goodwill and Indefinite-Lived Intangible Assets

We evaluate goodwill and indefinite-lived intangibles for impairment annually as of the first day of our fiscal fourth quarter or whenever events or changes in circumstances indicate the carrying value of the goodwill or other intangible asset may not be recoverable. We test goodwill for impairment at the reporting unit level. As of December 31, 2016, our goodwill balance was allocated to four reporting units. Effective in the second quarter of 2016, we realigned our operating segments resulting in a reevaluation of our reporting units. Goodwill was reassigned to the affected reporting units using a relative fair value approach. Our detailed impairment testing involves comparing the fair value of each reporting unit to its carrying value, including goodwill. If the fair value exceeds carrying value, we conclude that no goodwill impairment has occurred. If the carrying value of the reporting unit exceeds its fair value, a second step is required to measure possible goodwill impairment loss.

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

The carrying value of goodwill was $990.9 million and $989.5 million at December 31, 2016 and January 2, 2016, respectively. The carrying value of indefinite-lived intangible assets was $335.5 million and $334.7 million at December 31, 2016 and January 2, 2016, respectively. The increase to goodwill and indefinite-lived intangible assets in 2016 was due to changes in foreign currency exchange rates. For the periods presented, the impairment assessments indicated that the fair values of each reporting unit or asset group exceeded the carrying values of the respective goodwill or indefinite-lived intangible asset and therefore no impairment existed. We have not made any material changes in the accounting methodology we use to assess impairment loss during the past three fiscal years. We do not believe there is a reasonable likelihood there will be a material change in the future estimates or assumptions we use to test for impairment losses on goodwill or indefinite-lived intangible assets. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to an impairment charge that could be material.

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

Management is required to make assumptions and apply judgment to estimate exposures associated with our various filing positions. Although Management believes that the judgments and estimates are reasonable, actual results could differ and we may be exposed to gains or losses that could be material. To the extent that actual results differ from our estimates, the effective tax rate in any particular period could be materially affected. Favorable tax developments would be recognized as a reduction in our effective tax rate in the period of resolution. Unfavorable tax developments would require an increase in our effective tax rate and a possible use of cash in the period of resolution. A 10% change in the tax reserves at December 31, 2016 would have affected net income by approximately $3.6 million for the fiscal year ended December 31, 2016.

Inventory Reserves

Our inventory reserves consist of reserves for projected losses related to shrink and for potentially excess and obsolete inventory. An increase to our inventory reserves is recorded as an increase to our cost of sales. Conversely, a decrease to our inventory reserves is recorded as a decrease to our cost of sales. Our inventory reserves for 2016, 2015 and 2014 were $90.6 million, $70.4 million and $49.4 million, respectively. The increase in our inventory reserves in 2016 was primarily related to an increase in our excess and obsolete inventory reserve on imported product and an increase in our shrink reserve based on timing of our cycle counts and a slight increase in our shrinkage rate. The increase in our inventory reserves in 2015 was primarily due to estimated shrink on a higher volume of product returns associated with our product changeovers and conversions and increases to our excess and obsolete inventory reserve on imported product.

Shrink may occur due to theft, loss or inaccurate records for the receipt of merchandise, among other things. We establish reserves for estimated store shrink at a point in time based on results of physical inventories conducted in the majority of our stores and branches over the course of the year, results from other targeted inventory counts in our stores and historical and current loss trends. In our distribution facilities, we perform cycle counts throughout the year to measure actual shrink and to estimate reserve requirements. We believe we have sufficient current and historical knowledge to record reasonable estimates for our shrink reserve and that any differences in our shrink rate in the future would not have a material impact on our shrink reserve.

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

Future changes by vendors in their policies or willingness to accept returns of excess inventory, changes in our inventory management approach for excess and obsolete inventory or failure by us to effectively manage the life cycle of our inventory could require us to revise our estimates of required reserves and result in a negative impact on our consolidated statement of operations. A 10% difference in actual inventory reserves at December 31, 2016 would have affected net income by approximately $5.6 million for the fiscal year ended December 31, 2016.

Self-Insurance Reserves

We are self-insured for general and automobile liability, workers’ compensation and the health care claims of our Team Members, although we maintain stop-loss coverage with third-party insurers to limit our total liability exposure. Our self-insurance reserves for 2016, 2015 and 2014 were $140.6 million, $134.0 million and $137.0 million, respectively. Our self-insurance reserves have remained relatively flat over the last three years.

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

While we do not expect the amounts ultimately paid to differ significantly from our estimates, our self-insurance reserves and corresponding SG&A could be affected if future claim experience differs significantly from historical trends and actuarial assumptions. A 10% change in our self-insurance liabilities at December 31, 2016 would have affected net income by approximately $8.7 million for the fiscal year ended December 31, 2016.

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

Vendor promotional allowances provided as a reimbursement of specific, incremental and identifiable costs incurred to promote a vendor’s products are included as an offset to SG&A when the cost is incurred, if the fair value of that benefit can be reasonably estimated. Certain of our vendor agreements contain purchase volume incentives that provide for increased funding when graduated purchase volumes are met. Amounts accrued throughout the year could be impacted if actual purchase volumes differ from projected annual purchase volumes. Total deferred vendor incentives included in inventory was $211.1 million and $210.7 million as of December 31, 2016 and January 2, 2016, respectively.

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

Amounts received or receivable from vendors that are not yet earned are reflected as deferred revenue. Management’s estimate of the portion of deferred revenue that will be realized within one year of the balance sheet date is included in Other current liabilities. Earned amounts that are receivable from vendors are included in Receivables, net except for that portion expected to be received after one year, which is included in Other assets, net. We regularly review the receivables from vendors to ensure they are able to meet their obligations. Historically, the change in our reserve for receivables related to vendor funding has not been significant. A 10% difference in our vendor incentives deferred in inventory at December 31, 2016 would have affected net income by approximately $13.1 million for the fiscal year ended December 31, 2016.

Warranty Reserves

We offer limited warranties on certain products that range from 30 days to lifetime warranties; the warranty obligation on the majority of merchandise sold by us with a manufacturer’s warranty is borne by our vendors. However, we have an obligation to provide customers free replacement of merchandise, or merchandise at a prorated cost, if under a warranty and not covered by the manufacturer. Merchandise sold with warranty coverage by us primarily includes batteries but may also include other parts such as brakes and shocks. We estimate and record a reserve for future warranty claims at the time of sale based on the historical return experience of the respective product sold. If claims experience differs from historical levels, revisions in our estimates may be required, which could have an impact on our consolidated statement of operations. To the extent vendors provide upfront allowances in lieu of accepting the obligation for warranty claims and the allowance is in excess of the related warranty expense, the excess is recorded as a reduction to cost of sales.

A 10% change in the warranty reserves at December 31, 2016 would have affected net income by approximately $2.9 million for the fiscal year ended December 31, 2016.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risks.

Interest Rate Risk

Our primary financial market risk is due to changes in interest rates. Historically, we have reduced our exposure to changes in interest rates by entering into various interest rate hedge instruments such as interest rate swap contracts and treasury lock agreements. We have historically utilized interest rate swaps to convert variable rate debt to fixed rate debt and to lock in fixed rates on future debt issuances and have designated these hedges as cash flow hedges. We had no derivative instruments outstanding as of December 31, 2016.

The interest rates on borrowings under our revolving credit facility and term loan are based, at our option, on adjusted LIBOR, plus a margin, or an alternate base rate, plus a margin. As of December 31, 2016 we had no borrowings outstanding under our revolving credit facility or term loan. However, if we elect to borrow on our revolving credit facility, we may be exposed to interest rate risk due to changes in LIBOR or alternate base rate. There is no interest rate risk associated with our 2020, 2022 or 2023 Notes, as the interest rates are fixed at 5.75%, 4.50% and 4.50%, respectively, per annum.

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

Foreign Currency Exchange Rate Risk

Our primary foreign currency exposure arises from our Canadian operations and the translation of Canadian dollar denominated revenues, profits and net assets into U.S. dollars. During 2016, the translation of the operating results of our Canadian subsidiaries did not significantly impact net income. We view our investments in the Canadian subsidiaries as long-term, and any changes in our net assets in the Canadian subsidiaries relating to foreign currency exchange rates would be reflected in the foreign currency translation component of Accumulated other comprehensive loss, unless the Canadian subsidiaries are sold or otherwise disposed.

In addition, we are exposed to foreign currency exchange rate fluctuations for the portion of the Company's inventory purchases denominated in foreign currencies and for intercompany balances. We believe that the price volatility of these inventory purchases as it relates to foreign currency exchange rates is partially mitigated by our ability to adjust selling prices. Gains from foreign currency transactions, which are included in Other income, net, were $0.7 million during 2016.

Item 8. Financial Statements and Supplementary Data.

See financial statements included in Item 15 “Exhibits, Financial Statement Schedules” of this annual report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of December 31, 2016 in accordance with Rule 13a-15(b) under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

Management’ s Report on Internal Control over Financial Reporting

Management’s Report on Internal Control over Financial Reporting is set forth in Part IV, Item 15 of this annual report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

For a discussion of our directors, executive officers and corporate governance, see the information set forth in the sections entitled “Proposal No. 1 - Election of Directors,” “Corporate Governance,” “Meetings and Committees of the Board,” “Information Concerning Our Executive Officers,” “Audit Committee Report,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our proxy statement for the 2017 annual meeting of stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2016 (the “2017 Proxy Statement”), which is incorporated herein by reference.

Item 11. Executive Compensation.

See the information set forth in the sections entitled “Meetings and Committees of the Board,” “Compensation Committee Report,” “Compensation Discussion and Analysis,” “Additional Information Regarding Executive Compensation” and “Director Compensation” in the 2017 Proxy Statement, which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

See the information set forth in the sections entitled “Equity Compensation Plan Information Table” and "Security Ownership of Certain Beneficial Owners and Management" in the 2017 Proxy Statement, which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

See the information set forth in the sections entitled "Corporate Governance" and “Meetings and Committees of the Board” in the 2017 Proxy Statement, which is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

See the information set forth in the section entitled “2016 and 2015 Audit Fees” in the 2017 Proxy Statement, which is incorporated herein by reference.

PART IV

Item 15.     Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements

Management’s Responsibility for Financial Statements	F-1
Management’s Report on Internal Control Over Financial Reporting	F-1

Audited Consolidated Financial Statements of Advance Auto Parts, Inc. and Subsidiaries for the years ended December 31, 2016, January 2, 2016 and January 3, 2015:
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

Management’s Responsibility for Financial Statements

Management of Advance Auto Parts, Inc. and its subsidiaries (collectively, the “Company”) is responsible for the preparation, integrity, consistency and objectivity of the consolidated financial statements and supplemental financial information in this Annual Report on Form 10-K. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and, as such, include amounts based on management’s best estimates and judgments.

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

As of December 31, 2016, management, including the Company’s principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2016 is effective.

Deloitte & Touche LLP, the Company’s independent registered public accounting firm who audited the Company's consolidated financial statements, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2016 which is included on page F-3 herein.

/s/ Thomas R. Greco	/s/ Thomas B. Okray
Thomas R. Greco	Thomas B. Okray
President and Chief Executive Officer and Director	Executive Vice President and Chief Financial Officer

February 28, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Advance Auto Parts, Inc. and Subsidiaries
Roanoke, Virginia

We have audited the accompanying consolidated balance sheets of Advance Auto Parts, Inc. and subsidiaries (the "Company") as of December 31, 2016 and January 2, 2016, and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Advance Auto Parts, Inc. and subsidiaries as of December 31, 2016 and January 2, 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2017 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Charlotte, North Carolina
February 28, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Advance Auto Parts, Inc. and Subsidiaries
Roanoke, Virginia

We have audited the internal control over financial reporting of Advance Auto Parts, Inc. and subsidiaries (the "Company") as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2016 of the Company and our report dated February 28, 2017 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Charlotte, North Carolina
February 28, 2017

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2016 and January 2, 2016
(in thousands, except per share data)

	December 31, 2016	January 2, 2016
Assets
Current assets:
Cash and cash equivalents	$135,178	$90,782
Receivables, net	641,252	597,788
Inventories, net	4,325,868	4,174,768
Other current assets	70,466	77,408
Total current assets	5,172,764	4,940,746
Property and equipment, net of accumulated depreciation of $1,660,648 and $1,489,766	1,446,340	1,434,577
Goodwill	990,877	989,484
Intangible assets, net	640,903	687,125
Other assets, net	64,149	75,769
	$8,315,033	$8,127,701
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$306	$598
Accounts payable	3,086,177	3,203,922
Accrued expenses	554,397	553,163
Other current liabilities	35,166	39,794
Total current liabilities	3,676,046	3,797,477
Long-term debt	1,042,949	1,206,297
Deferred income taxes	454,282	433,925
Other long-term liabilities	225,564	229,354
Commitments and contingencies
Stockholders' equity:
Preferred stock, nonvoting, $0.0001 par value,
10,000 shares authorized; no shares issued or outstanding	—	—
Common stock, voting, $0.0001 par value, 200,000 shares authorized;
75,326 shares issued and 73,749 outstanding at December 31, 2016
and 74,775 shares issued and 73,314 outstanding at January 2, 2016	8	7
Additional paid-in capital	631,052	603,332
Treasury stock, at cost, 1,577 and 1,461 shares	(138,102)	(119,709)
Accumulated other comprehensive loss	(39,701)	(44,059)
Retained earnings	2,462,935	2,021,077
Total stockholders' equity	2,916,192	2,460,648
	$8,315,033	$8,127,701

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2016, January 2, 2016 and January 3, 2015
(in thousands, except per share data)

	Fiscal Years
	2016	2015	2014
	(52 weeks)	(52 weeks)	(53 weeks)

Net sales	$9,567,679	$9,737,018	$9,843,861
Cost of sales, including purchasing and warehousing costs	5,311,764	5,314,246	5,390,248
Gross profit	4,255,915	4,422,772	4,453,613
Selling, general and administrative expenses	3,468,317	3,596,992	3,601,903
Operating income	787,598	825,780	851,710
Other, net:
Interest expense	(59,910)	(65,408)	(73,408)
Other income (expense), net	11,147	(7,484)	3,092
Total other, net	(48,763)	(72,892)	(70,316)
Income before provision for income taxes	738,835	752,888	781,394
Provision for income taxes	279,213	279,490	287,569
Net income	$459,622	$473,398	$493,825

Basic earnings per common share	$6.22	$6.45	$6.75
Diluted earnings per common share	$6.20	$6.40	$6.71
Dividends declared per common share	$0.24	$0.24	$0.24

Weighted average common shares outstanding	73,562	73,190	72,932
Weighted average common shares outstanding - assuming dilution	73,856	73,733	73,414

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31, 2016, January 2, 2016 and January 3, 2015
(in thousands, except per share data)

	Fiscal Years
	2016	2015	2014
	(52 weeks)	(52 weeks)	(53 weeks)

Net income	$459,622	$473,398	$493,825
Other comprehensive income (loss):
Changes in net unrecognized other postretirement benefit costs, net of $346, $289 and $483 tax	(534)	(445)	(752)
Currency translation adjustments	4,892	(31,277)	(15,268)
Total other comprehensive income (loss)	4,358	(31,722)	(16,020)
Comprehensive income	$463,980	$441,676	$477,805

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY For the Years Ended December 31, 2016, January 2, 2016 and January 3, 2015 (in thousands)
	Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock, at cost		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount		Shares	Amount
Balance, December 28, 2013	—	$—	74,224	$7	$531,293	1,384	$(107,890)	$3,683	$1,089,112	$1,516,205
Net income									493,825	493,825
Total other comprehensive loss								(16,020)		(16,020)
Issuance of shares upon the exercise of stock options and stock appreciation rights			162		1,874					1,874
Tax withholdings related to the exercise of stock appreciation rights					(7,102)					(7,102)
Tax benefit from share-based compensation, net					10,471					10,471
Restricted stock and restricted stock units vested			68							—
Share-based compensation					21,705					21,705
Stock issued under employee stock purchase plan			39		4,660					4,660
Repurchase of common stock						35	(5,154)			(5,154)
Cash dividends declared ($0.24 per common share)									(17,596)	(17,596)
Other					44					44
Balance, January 3, 2015	—	—	74,493	7	562,945	1,419	(113,044)	(12,337)	1,565,341	2,002,912
Net income									473,398	473,398
Total other comprehensive loss								(31,722)		(31,722)
Issuance of shares upon the exercise of stock appreciation rights			138		—					—
Tax withholdings related to the exercise of stock appreciation rights					(13,112)					(13,112)
Tax benefit from share-based compensation, net					12,989					12,989
Restricted stock and restricted stock units vested			109							—
Share-based compensation					35,336					35,336
Stock issued under employee stock purchase plan			35		5,139					5,139
Repurchase of common stock						42	(6,665)			(6,665)
Cash dividends declared ($0.24 per common share)									(17,662)	(17,662)
Other					35					35
Balance, January 2, 2016	—	—	74,775	7	603,332	1,461	(119,709)	(44,059)	2,021,077	2,460,648
Net income									459,622	459,622
Total other comprehensive income								4,358		4,358
Issuance of shares upon the exercise of stock appreciation rights			149	1						1
Tax withholdings related to the exercise of stock appreciation rights					(19,558)					(19,558)
Tax benefit from share-based compensation, net					22,325					22,325
Restricted stock units vested			372							—
Share-based compensation					20,422					20,422
Stock issued under employee stock purchase plan			30		4,369					4,369
Repurchase of common stock						116	(18,393)			(18,393)
Cash dividends declared ($0.24 per common share)									(17,764)	(17,764)
Other					162					162
Balance, December 31, 2016	—	$—	75,326	$8	$631,052	1,577	$(138,102)	$(39,701)	$2,462,935	$2,916,192

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS For the Years Ended December 31, 2016, January 2, 2016 and January 3, 2015 (in thousands)
	Fiscal Years
	2016	2015	2014
	(52 weeks)	(52 weeks)	(53 weeks)
Cash flows from operating activities:
Net income	$459,622	$473,398	$493,825
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	258,387	269,476	284,693
Share-based compensation	20,452	36,929	21,705
Loss on property and equipment, net	5,999	12,882	13,281
Other	(2,039)	2,660	2,631
Provision (benefit) for deferred income taxes	20,213	(9,219)	48,468
Excess tax benefit from share-based compensation	(22,429)	(13,002)	(10,487)
Net (increase) decrease in, net of effect from acquisition of businesses:
Receivables, net	(41,642)	(21,476)	(48,209)
Inventories, net	(144,603)	(244,096)	(227,657)
Other assets	14,421	7,423	(63,482)
Net (decrease) increase in, net of effect from acquisition of businesses:
Accounts payable	(119,325)	119,164	216,412
Accrued expenses	49,341	35,103	(28,862)
Other liabilities	2,477	20,400	6,673
Net cash provided by operating activities	500,874	689,642	708,991
Cash flows from investing activities:
Purchases of property and equipment	(259,559)	(234,747)	(228,446)
Business acquisitions, net of cash acquired	(4,697)	(18,889)	(2,060,783)
Proceeds from sales of property and equipment	2,212	270	992
Net cash used in investing activities	(262,044)	(253,366)	(2,288,237)
Cash flows from financing activities:
(Decrease) increase in bank overdrafts	(5,573)	(2,922)	16,219
Borrowings under credit facilities	799,600	618,300	2,238,200
Payments on credit facilities	(959,600)	(1,041,700)	(1,654,800)
Dividends paid	(17,738)	(17,649)	(17,580)
Proceeds from the issuance of common stock, primarily for employee stock purchase plan	4,532	5,174	6,578
Tax withholdings related to the exercise of stock appreciation rights	(19,558)	(13,112)	(7,102)
Excess tax benefit from share-based compensation	22,429	13,002	10,487
Repurchase of common stock	(18,393)	(6,665)	(5,154)
Contingent consideration related to previous business acquisition	—	—	(10,047)
Other	(390)	(380)	(890)
Net cash (used in) provided by financing activities	(194,691)	(445,952)	575,911

Effect of exchange rate changes on cash	257	(4,213)	(4,465)

Net increase (decrease) in cash and cash equivalents	44,396	(13,889)	(1,007,800)
Cash and cash equivalents, beginning of period	90,782	104,671	1,112,471
Cash and cash equivalents, end of period	$135,178	$90,782	$104,671

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS For the Years Ended December 31, 2016, January 2, 2016 and January 3, 2015 (in thousands)
	Fiscal Years
	2016	2015	2014
	(52 weeks)	(52 weeks)	(53 weeks)
Supplemental cash flow information:
Interest paid	$55,457	$62,371	$71,109
Income tax payments	225,327	254,408	268,624
Non-cash transactions:
Accrued purchases of property and equipment	21,176	44,038	28,877
Changes in other comprehensive income from post retirement benefits	(534)	(445)	(752)
Declared but unpaid cash dividends	4,424	4,398	4,384

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, January 2, 2016 and January 3, 2015
(in thousands, except per share data)

1.	Summary of Significant Accounting Policies:

Organization and Description of Business

Advance Auto Parts, Inc. (“Advance”) conducts all of its operations through its wholly owned subsidiary, Advance Stores Company, Incorporated (“Stores”), and its subsidiaries (collectively, the “Company”), all of which are 100% owned. As of December 31, 2016, the Company's operations are comprised of 5,062 stores and 127 branches, which operate in the United States, Canada, Puerto Rico and the U.S. Virgin Islands primarily under the trade names “Advance Auto Parts,” "Carquest," "Autopart International" and "Worldpac." In addition, we served approximately 1,250 independently-owned Carquest branded stores across these locations in addition to Mexico, the Bahamas, Turks and Caicos, the British Virgin Islands and the Pacific Islands as of December 31, 2016. As further described in Note 3, Acquisitions, the "Carquest" and "Worldpac" brands were acquired on January 2, 2014 as part of the acquisition of General Parts International, Inc. ("GPI"). The Company serves both do-it-for-me, or Professional, and do-it-yourself, or DIY, customers and offers a broad selection of brand name, original equipment manufacturer ("OEM") and proprietary automotive replacement parts, accessories, and maintenance items primarily for domestic and imported cars and light trucks. The Company offers delivery service to its Professional customers’ places of business, including independent garages, service stations and auto dealers, utilizing a fleet of vehicles to deliver product from its 4,501 store and branch locations with delivery service.

Accounting Period

The Company’s fiscal year ends on the Saturday nearest the end of December. Fiscal years 2016 and 2015 each contained 52 weeks, while fiscal 2014 contained 53 weeks. The additional week of operations for fiscal 2014 was included in the Company's fourth quarter. All references herein for the years 2016, 2015 and 2014 represent the fiscal years ended December 31, 2016, January 2, 2016 and January 3, 2015, respectively.

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

Cash, Cash Equivalents and Bank Overdrafts

Cash and cash equivalents consist of cash in banks and money market funds with original maturities of three months or less. Included in cash equivalents are credit card and debit card receivables from banks, which generally settle in less than four business days. Credit and debit card receivables included in Cash and cash equivalents as of December 31, 2016 and January 2, 2016 were $26,480 and $37,906, respectively. Bank overdrafts consist of outstanding checks not yet presented to a bank for settlement, net of cash held in accounts with right of offset. Bank overdrafts of $13,124 and $18,584 are included in Other current liabilities as of December 31, 2016 and January 2, 2016, respectively.

Receivables

Receivables, net consist primarily of receivables from Professional customers and vendors. The Company grants credit to certain Professional customers who meet the Company’s pre-established credit requirements. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company’s Professional customers to make required payments. The Company considers the following factors when determining if collection is reasonably assured: customer creditworthiness, past transaction history with the customer, current economic and industry trends and changes in

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, January 2, 2016 and January 3, 2015
(in thousands, except per share data)

customer payment terms. Concentrations of credit risk with respect to these receivables are limited because the Company’s customer base consists of a large number of small customers, spreading the credit risk across a broad base. The Company also controls this credit risk through credit approvals, credit limits and accounts receivable and credit monitoring procedures.

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

Inventory

Inventory amounts are stated at the lower of cost or market. The cost of the Company’s merchandise inventory is primarily determined using the last-in, first-out (“LIFO”) method. Under the LIFO method, the Company’s cost of sales reflects the costs of the most recently purchased inventories, while the inventory carrying balance represents the costs relating to prices paid in 2016 and prior years.

Vendor Incentives

The Company receives incentives in the form of reductions to amounts owed to and/or payments from vendors related to volume rebates and other promotional considerations. Many of these incentives are under long-term agreements in excess of one year, while others are negotiated on an annual basis or less (short-term). Advertising allowances provided as a reimbursement of specific, incremental and identifiable costs incurred to promote a vendor’s products are included as an offset to selling, general and administrative expenses, or SG&A, when the cost is incurred. Volume rebates and allowances that do not meet the requirements for offsetting in SG&A are recorded initially as a reduction to inventory as they are earned based on inventory purchases and reduce cost of sales as the inventory is sold. Total deferred vendor incentives included as a reduction of Inventory was $211,072 and $210,674 as of December 31, 2016 and January 2, 2016, respectively.

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

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense, net of qualifying vendor promotional funds, was $97,003, $108,827 and $96,463 in 2016, 2015 and 2014, respectively. Vendor promotional funds, which reduced advertising expense, amounted to $29,308 and $17,530 and $21,814 in 2016, 2015 and 2014, respectively.

Preopening Expenses

Preopening expenses, which consist primarily of payroll and occupancy costs related to the opening of new stores, are expensed as incurred.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, January 2, 2016 and January 3, 2015
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

The following table presents changes in the Company’s total self-insurance reserves:

	December 31, 2016	January 2, 2016	January 3, 2015
Self-insurance reserves, beginning of period	$133,975	$137,033	$98,475
Additions to self-insurance reserves	163,693	160,232	159,752
Acquired reserves	—	—	41,673
Reserves utilized	(157,045)	(163,290)	(162,867)
Self-insurance reserves, end of period	$140,623	$133,975	$137,033

Warranty Liabilities

The warranty obligation on the majority of merchandise sold by the Company with a manufacturer's warranty is the responsibility of the Company’s vendors. However, the Company has an obligation to provide customers free replacement of certain merchandise or merchandise at a prorated cost if under a warranty and not covered by the manufacturer. Merchandise sold with warranty coverage by the Company primarily includes batteries, but may also include other parts such as brakes and shocks. The Company estimates its warranty obligation at the time of sale based on the historical return experience, sales level

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, January 2, 2016 and January 3, 2015
(in thousands, except per share data)

and cost of the respective product sold. To the extent vendors provide upfront allowances in lieu of accepting the obligation for warranty claims and the allowance is in excess of the related warranty expense, the excess is recorded as a reduction to cost of sales.

Revenue Recognition

The Company recognizes revenue at the time the sale is made, at which time the Company’s walk-in customers take immediate possession of the merchandise or same-day delivery is made to the Company’s Professional delivery customers, which include certain independently-owned store locations. For e-commerce sales, revenue is recognized either at the time of pick-up at one of the Company’s store locations or at the time of shipment depending on the customer’s order designation. Sales are recorded net of discounts, sales incentives and rebates, sales taxes and estimated returns and allowances. The Company estimates the reduction to sales and cost of sales for returns based on current sales levels and the Company’s historical return experience. The Company’s reserve for sales returns and allowances was not material as of December 31, 2016 and January 2, 2016.

Share-Based Payments

The Company provides share-based compensation to its eligible Team Members and Board of Directors. The Company is required to exercise judgment and make estimates when determining the (i) fair value of each award granted and (ii) projected number of awards expected to vest. The Company calculates the fair value of all share-based awards at the date of grant and uses the straight-line method to amortize this fair value as compensation cost over the requisite service period.

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

Foreign Currency Translation

The assets and liabilities of the Company's Canadian operations are translated into U.S. dollars at current exchange rates, and revenues, expenses and cash flows are translated at average exchange rates for the fiscal year. Resulting translation adjustments are reflected as a separate component in the Consolidated Statements of Comprehensive Income. Losses from foreign currency transactions, which are included in Other income, net, were $7,430 during 2015. Gains and losses from foreign currency transactions were not significant in 2016 or 2014.

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
December 31, 2016, January 2, 2016 and January 3, 2015
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

Valuation of Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable and exceeds its fair value. When such an event occurs, the Company estimates the undiscounted future cash flows expected to result from the use of the long-lived asset (asset group) and its eventual disposition. These impairment evaluations involve estimates of asset useful lives and future cash flows. If the undiscounted expected future cash flows are less than the carrying amount of the asset and the carrying amount of the asset exceeds its fair value, an impairment loss is recognized. When an impairment loss is recognized, the carrying amount of the asset is reduced to its estimated fair value based on quoted market prices or other valuation techniques (e.g., discounted cash flow analysis). In 2016, 2015 and 2014, the Company recognized impairment losses of $2,759 and $11,017 and $11,819, respectively, on various store and corporate assets. The remaining fair value of these assets was not significant.

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

Lease Accounting

The Company leases certain store locations, distribution centers, office spaces, equipment and vehicles. The total amount of minimum rent is expensed on a straight-line basis over the initial term of the lease unless external economic factors exist such that renewals are reasonably assured. In those instances, the renewal period would be included in the lease term for purposes of establishing an amortization period and determining if such lease qualified as a capital or operating lease. Differences between the calculated rent expense and cash payments are recorded as a liability within the Accrued expenses and Other long-term liabilities captions in the accompanying consolidated balance sheets, based on the terms of the lease. Deferred rent was $76,358 and $70,802 as of December 31, 2016 and January 2, 2016, respectively. In addition to minimum fixed rental payments, some leases provide for contingent facility rentals. Contingent facility rentals are determined on the basis of a percentage of sales in excess of stipulated minimums for certain store facilities as defined in the individual lease agreements. Most of the leases provide that the Company pay taxes, maintenance, insurance and certain other expenses applicable to the

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, January 2, 2016 and January 3, 2015
(in thousands, except per share data)

leased premises. Management expects that in the normal course of business leases that expire will be renewed or replaced by other leases.

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

The Company also evaluates and determines if the results from the closure of store locations should be reported as discontinued operations based on the elimination of the operations and associated cash flows from the Company’s ongoing operations if the disposal represents a strategic shift that has (or will have) a major effect on the Company's operations and financial results.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, January 2, 2016 and January 3, 2015
(in thousands, except per share data)

Cost of Sales and Selling, General and Administrative Expenses

The following table identifies the primary costs classified in each major expense category:

Cost of Sales			SG&A
•	Total cost of merchandise sold including:		•	Payroll and benefit costs for store and corporate
	-	Freight expenses associated with moving		Team Members;
		merchandise inventories from our vendors to	•	Occupancy costs of store and corporate facilities;
		our distribution center,	•	Depreciation and amortization related to store and
	-	Vendor incentives, and		corporate assets;
	-	Cash discounts on payments to vendors;	•	Advertising;
•	Inventory shrinkage;		•	Costs associated with our Professional delivery
•	Defective merchandise and warranty costs;			program, including payroll and benefit costs,
•	Costs associated with operating our distribution			and transportation expenses associated with moving
	network, including payroll and benefit costs,			merchandise inventories from our stores and branches to
	occupancy costs and depreciation; and			our customer locations;
•	Freight and other handling costs associated with		•	Self-insurance costs;
	moving merchandise inventories through our		•	Professional services;
	supply chain		•	Other administrative costs, such as credit card
	-	From our distribution centers to our store and		service fees, supplies, travel and lodging;
		branch locations and customers, and	•	Closed facility expense;
	-	From certain of our larger stores which stock a	•	Impairment charges; and
		wider variety and greater supply of inventory (“HUB	•	GPI integration costs.
stores”) to our stores after the customer has
special-ordered the merchandise.

Recently Adopted Accounting Pronouncements

The Company adopted Accounting Standards Update ("ASU") 2015-03 "Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs" effective January 3, 2016, or the beginning of fiscal 2016. ASU 2015-03 simplifies the presentation of debt issuance costs by requiring such costs be presented as a deduction from the corresponding debt liability. Concurrently, the Company also adopted ASU 2015-15 "Interest - Imputed Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements" which clarifies that entities may continue to defer and present debt issuance costs associated with a line-of-credit as an asset and subsequently amortize the deferred costs ratably over the term of the arrangement. The adoption of these ASU's have been retrospectively applied and resulted in a reclassification of $6,864 of debt issuance costs from Other assets, net to Long-term debt in the accompanying consolidated balance sheets as of January 2, 2016.

The Company adopted ASU 2014-12 “Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period" effective the beginning of fiscal 2016. The amendments in this ASU require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The adoption of this standard did not impact the Company's consolidated financial statements as the Company's policies were already consistent with the new guidance.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, January 2, 2016 and January 3, 2015
(in thousands, except per share data)

Recently Issued Accounting Pronouncements

In January 2017, the FASB issued ASU 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment" to simplify the accounting for goodwill impairment. The guidance removes Step 2 of the goodwill impairment test, which required a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The ASU is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted after January 1, 2017. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial condition, results of operations or cash flows.

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

In March 2016, the FASB issued ASU 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" aimed at simplifying certain aspects of accounting for share-based payment transactions. The areas for simplification include the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The standard will be applied both prospectively and retrospectively depending on the provision. The Company will adopt ASU 2016-09 in the first quarter of fiscal 2017 and will record an immaterial cumulative effect adjustment to beginning retained earnings related to the Company's election to record forfeitures as they occur. The Company does not expect the provisions of the new guidance to have a material impact on its consolidated financial statements, except as it relates to the provision requiring the inclusion of excess tax benefits (deficits) as a component of income tax expense in the consolidated results of operations. This provision will be applied prospectively and the impact will be dependent on the volume of future exercise and vesting activity and changes in the Company's stock price.

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)." This ASU is a comprehensive new leases standard that amends various aspects of existing guidance for leases and requires additional disclosures about leasing arrangements. It will require lessees to recognize lease assets and lease liabilities for all leases, including those leases previously classified as operating leases under current GAAP. Topic 842 retains a distinction between finance leases and operating leases. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous leases guidance. The ASU is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years; earlier adoption is permitted. In the financial statements in which the ASU is first applied, leases will be measured and recognized at the beginning of the earliest comparative period presented with an adjustment to equity. Practical expedients are available for election as a package and if applied consistently to all leases.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, January 2, 2016 and January 3, 2015
(in thousands, except per share data)

From a balance sheet perspective, the Company expects adoption of the new standard to have a material effect on its Total assets and Total liabilities as a result of recording the required right of use asset and associated lease liability. However, the Company has not completed its analysis and is unable to quantify the impact at this time. At this time the Company does not expect adoption of ASU 2016-02 to have a material impact on its consolidated statements of operations as the majority of its leases will remain operating in nature. As such, the expense recognition will be similar to previously required straight-line expense treatment. The Company is also in the process of identifying changes to its business processes, systems and controls to support adoption of the new standard in fiscal 2019.

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

In May 2014, the FASB issued ASU 2014-09 "Revenue from Contracts with Customers (Topic 606)." This ASU, along with subsequent ASU's issued to clarify certain provisions of ASU 2014-09, is a comprehensive new revenue recognition model that expands disclosure requirements and requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14 which defers the effective date of ASU 2014-09 by one year. As a result, ASU 2014-09 will become effective during annual reporting periods beginning after December 15, 2017 and interim reporting periods during the year of adoption with public entities permitted to early adopt for reporting periods beginning after December 15, 2016. Entities may choose from two transition methods which include, with certain practical expedients, a full retrospective method with restatement of prior years or the modified retrospective method, requiring prospective application of the new standard with disclosure of results under old standards. The Company plans to adopt the new standard effective January 1, 2018 and apply the modified retrospective method.

The Company is currently analyzing the impact of ASU 2014-09, as amended, on its revenue contracts, comparing the Company's current accounting policies and practices to the requirements of the new standard and identifying potential differences that would result from applying the new standard to its contracts. At this time, the Company does not expect adoption of the new standard to have a material impact on its consolidated financial condition, results of operations or cash flows. Additionally, the Company does not anticipate any significant changes to business processes, controls or systems as a result of adopting the new standard.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, January 2, 2016 and January 3, 2015
(in thousands, except per share data)

2.	Inventories, net:

Merchandise Inventory

The Company used the LIFO method of accounting for approximately 89% of inventories at both December 31, 2016 and January 2, 2016. Under LIFO, the Company’s cost of sales reflects the costs of the most recently purchased inventories, while the inventory carrying balance represents the costs for inventories purchased in 2016 and prior years. As a result of utilizing LIFO, the Company recorded a reduction to cost of sales of $40,711 and $42,295 in 2016 and 2015, respectively, and an increase to cost of sales of $8,930 in 2014. Historically, the Company’s overall costs to acquire inventory for the same or similar products have generally decreased as the Company has been able to leverage its continued growth and execution of merchandise strategies. The increase in cost of sales for 2014 was the result of an increase in supply chain costs.

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

Inventory Overhead Costs

Purchasing and warehousing costs included in inventory as of December 31, 2016 and January 2, 2016, were $395,240 and $359,829, respectively.

Inventory Balance and Inventory Reserves

Inventory balances at the end of 2016 and 2015 were as follows:

	December 31, 2016	January 2, 2016
Inventories at FIFO, net	$4,120,030	$4,009,641
Adjustments to state inventories at LIFO	205,838	165,127
Inventories at LIFO, net	$4,325,868	$4,174,768

Inventory quantities are tracked through a perpetual inventory system. The Company completes physical inventories and other targeted inventory counts in its store locations to ensure the accuracy of the perpetual inventory quantities of merchandise and core inventory. In its distribution centers and branches, the Company uses a cycle counting program to ensure the accuracy of the perpetual inventory quantities of merchandise and product core inventory. Reserves for estimated shrink are established based on the results of physical inventories conducted by the Company and other targeted inventory counts in its stores, results from recent cycle counts in its distribution facilities and historical and current loss trends.

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

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, January 2, 2016 and January 3, 2015
(in thousands, except per share data)

The following table presents changes in the Company’s inventory reserves for years ended December 31, 2016, January 2, 2016 and January 3, 2015:

	December 31, 2016	January 2, 2016	January 3, 2015
Inventory reserves, beginning of period	$70,383	$49,439	$37,523
Additions to inventory reserves	118,710	97,226	92,773
Reserves utilized	(98,458)	(76,282)	(80,857)
Inventory reserves, end of period	$90,635	$70,383	$49,439

3.	Acquisitions:

General Parts International, Inc.

On January 2, 2014, the Company acquired GPI in an all-cash transaction. GPI, formerly a privately-held company, was a leading distributor and supplier of original equipment and aftermarket replacement products for Professional markets operating under the Carquest and Worldpac brands. As of the acquisition date, GPI operated 1,233 Carquest stores and 103 Worldpac branches located in 45 states and Canada and serviced approximately 1,400 independently-owned Carquest branded stores. The acquisition of GPI allowed the Company to expand its geographic presence, Professional capabilities and overall scale to better serve customers.

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

The Company placed $200,881 of the total purchase price in escrow to secure indemnification obligations of the sellers relating to the accuracy of representations and warranties and the satisfaction of covenants. Approximately half of the escrow funds were disbursed to the Sellers in July 2015 and the remaining amount was distributed in January 2017, after deducting for any claims indemnified from escrow or pending as of such release. According to the agreement, the Company was indemnified, in addition to other things, for the escrow term of three years, against losses incurred relating to taxes owed by GPI for periods prior to June 30, 2013.

Other

The Company acquired 7, 23 and 9 stores through multiple cash transactions during 2016, 2015 and 2014, respectively. The aggregate cost of the store acquisitions during 2016, 2015 and 2014 was $4,697, $18,889 and $5,155, respectively, the value of which was primarily attributed to inventory, accounts receivable and goodwill. The fair value of assets and liabilities assumed are included in the balance sheets as of December 31, 2016 and January 2, 2016. Proforma financial information is not provided based on materiality. The results of these stores are not material to the Company's consolidated financial statements.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, January 2, 2016 and January 3, 2015
(in thousands, except per share data)

4. Exit Activities and Impairment:

Integration of Carquest stores

The Company approved plans in June 2014 to begin consolidating its Carquest stores acquired with GPI on January 2, 2014 as part of a multi-year integration plan. As of December 31, 2016, 333 Carquest stores acquired with GPI had been consolidated into existing Advance Auto Parts stores and 282 stores had been converted to the Advance Auto Parts format. In addition, as of December 31, 2016 the Company had completed the consolidation and conversion of stores that were acquired with B.W.P. Distributors, Inc. ("BWP") on December 31, 2012 (which also operated under the Carquest trade name). During 2016, a total of 156 Carquest stores were consolidated and 123 stores were converted. During 2015, a total of 84 Carquest stores were consolidated and 180 stores were converted. As of December 31, 2016, the Company had 608 stores acquired with GPI still operating under the Carquest name. The Company incurred $18,900, $7,286 and $7,888 of exit costs related to the consolidations and conversions during 2016, 2015 and 2014, respectively, primarily related to closed store lease obligations.

Office Consolidations

In June 2014, the Company approved plans to relocate operations from its Minneapolis, Minnesota and Campbell, California offices to other existing offices of the Company, including its offices in Newark, California, Roanoke, Virginia and Raleigh, North Carolina, and to close its Minneapolis and Campbell offices. The Company also relocated various functions between its existing offices in Roanoke and Raleigh. The relocations and office closings were substantially complete by the end of 2015. The Company incurred restructuring costs of approximately $22,100 under these plans through the end of 2015. Substantially all of these costs were cash expenditures. During 2015 and 2014, the Company recognized $3,869 and $6,731, respectively, of severance/outplacement benefits under these restructuring plans and other severance related to the acquisition of GPI. During 2015 and 2014, the Company recognized $4,419 and $7,053, respectively, of relocation costs associated with these plans.

Other Exit Activities

In the second half of 2015, the Company closed 80 underperforming Advance Auto Parts, Carquest and Autopart International ("AI") stores and eliminated certain positions at its corporate offices. The majority of the corporate office eliminations were effective during the third quarter of fiscal 2015. The Company recognized $6,909 of severance costs related to the elimination of corporate office positions during 2015. The Company also incurred restructuring costs of $21,984 related to the 80 store closures in 2015, primarily consisting of closed facility lease obligations.

In 2015, the Company completed its plan approved in August 2014 to consolidate and convert its 40 AI stores located in Florida into Advance Auto Parts stores. During 2015, the Company incurred $2,700 of exit costs, consisting primarily of closed facility lease obligations, associated with this plan.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, January 2, 2016 and January 3, 2015
(in thousands, except per share data)

Total Restructuring Liabilities

A summary of the Company’s restructuring liabilities, which are recorded in accrued expenses (current portion) and long-term liabilities (long-term portion) in the accompanying consolidated balance sheets, are presented in the following table:

	Closed Facility Lease Obligations	Severance	Relocation and Other Exit Costs	Total

Balance, January 2, 2016	$42,490	$6,255	$351	$49,096
Reserves established	23,252	988	238	24,478
Change in estimates	(3,073)	(410)	—	(3,483)
Cash payments	(18,404)	(5,874)	(589)	(24,867)
Balance, December 31, 2016	$44,265	$959	$—	$45,224

Balance, January 3, 2015	$19,270	$5,804	$1,816	$26,890
Reserves established	34,699	13,351	4,419	52,469
Change in estimates	(205)	(2,009)	—	(2,214)
Cash payments	(11,274)	(10,891)	(5,884)	(28,049)
Balance, January 2, 2016	$42,490	$6,255	$351	$49,096

5.	Goodwill and Intangible Assets:

Goodwill

The following table reflects the carrying amount of goodwill and the changes in goodwill carrying amounts.

	December 31, 2016	January 2, 2016
	(52 weeks ended)	(52 weeks ended)
Goodwill, beginning of period	$989,484	$995,426
Acquisitions	—	1,995
Changes in foreign currency exchange rates	1,393	(7,937)

Goodwill, end of period	$990,877	$989,484

During 2015, the Company added $1,995 of goodwill associated with the acquisition of 23 stores.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, January 2, 2016 and January 3, 2015
(in thousands, except per share data)

Intangible Assets Other Than Goodwill

Amortization expense was $48,020, $53,056 and $56,499 for 2016, 2015 and 2014, respectively. The gross carrying amounts and accumulated amortization of acquired intangible assets as of December 31, 2016 and January 2, 2016 are comprised of the following:

	December 31, 2016			January 2, 2016
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Customer relationships	$349,615	$(89,420)	$260,195	$358,655	$(70,367)	$288,288
Acquired technology	—	—	—	8,850	(8,850)	—
Favorable leases	48,693	(24,864)	23,829	56,040	(23,984)	32,056
Non-compete and other	54,130	(32,708)	21,422	57,430	(25,368)	32,062
	452,438	(146,992)	305,446	480,975	(128,569)	352,406

Unamortized intangible assets:
Brands, trademark and tradenames	335,457	—	335,457	334,719	—	334,719

Total intangible assets	$787,895	$(146,992)	$640,903	$815,694	$(128,569)	$687,125

During 2016, the Company retired $29,342 of fully amortized intangible assets, impacting both the gross carrying amount and accumulated amortization by this amount.

Future Amortization Expense

The table below shows expected amortization expense for the next five years and thereafter for acquired intangible assets recorded as of December 31, 2016:

Fiscal Year	Amount
2017	$45,738
2018	42,795
2019	32,380
2020	31,728
2021	31,066
Thereafter	121,739

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, January 2, 2016 and January 3, 2015
(in thousands, except per share data)

6.	Receivables, net:

Receivables consist of the following:

	December 31, 2016	January 2, 2016
Trade	$407,301	$379,832
Vendor	239,770	229,496
Other	23,345	14,218
Total receivables	670,416	623,546
Less: Allowance for doubtful accounts	(29,164)	(25,758)
Receivables, net	$641,252	$597,788

7.	Long-term Debt:

Long-term debt consists of the following:

	December 31, 2016	January 2, 2016
Revolving facility at variable interest rates (2.05% at January 2, 2016) due December 5, 2018	$—	$80,000
Term loan at variable interest rates (1.69% at January 2, 2016)	—	80,000
5.75% Senior Unsecured Notes (net of unamortized discount and debt issuance costs of $1,994 and $2,577 at December 31, 2016 and January 2, 2016, respectively) due May 1, 2020	298,006	297,423
4.50% Senior Unsecured Notes (net of unamortized discount and debt issuance costs of $1,384 and $1,660 at December 31, 2016 and January 2, 2016, respectively) due January 15, 2022	298,616	298,340
4.50% Senior Unsecured Notes (net of unamortized discount and debt issuance costs of $3,673 and $4,179 at December 31, 2016 and January 2, 2016) due December 1, 2023	446,327	445,821
Other	306	5,311
	1,043,255	1,206,895
Less: Current portion of long-term debt	(306)	(598)
Long-term debt, excluding current portion	$1,042,949	$1,206,297

Adoption of new accounting pronouncement

The Company adopted ASU 2015-3 and ASU 2015-15 effective the beginning of fiscal 2016. ASU 2015-3 simplifies the presentation of debt issuance costs by requiring such costs be presented as a deduction from the corresponding debt liability. ASU 2015-15 clarifies that entities may continue to defer and present debt issuance costs associated with a line-of-credit as an asset and subsequently amortize the deferred costs ratably over the term of the arrangement. The adoption of these ASU's has been retrospectively applied and resulted in a reclassification of $6,864 of debt issuance costs from Other assets, net to Long-term debt as of January 2, 2016.

Bank Debt

As of December 31, 2016 the Company had a credit agreement (the "2013 Credit Agreement") which provided a $1,000,000 unsecured revolving credit facility with Advance Stores, as Borrower, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent. The revolving credit facility also provided for the issuance of letters of credit with a sub-limit of $300,000 and swingline loans in an amount not to exceed $50,000. The 2013 credit agreement also provided a $700,000 unsecured term loan which was repaid in full as of December 31, 2016. The Company could request, subject to

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, January 2, 2016 and January 3, 2015
(in thousands, except per share data)

agreement by one or more lenders, that the total revolving commitment be increased by an amount not to exceed $250,000 by those respective lenders (up to a total commitment of $1,250,000) during the term of the 2013 Credit Agreement. Voluntary prepayments and voluntary reductions of the revolving balance were permitted in whole or in part, at the Company’s option, in minimum principal amounts as specified in the 2013 Credit Agreement. Under the terms of the 2013 Credit Agreement, the revolving credit facility terminates in December 2018. Subsequent to December 31, 2016, the Company completed the refinancing of its revolving credit facility as described further below.

As of December 31, 2016, the Company had no outstanding borrowings under the revolver. As of December 31, 2016, the Company had letters of credit outstanding of $100,719, which reduced the availability under the revolver to $899,281. The letters of credit have a term of one year or less and primarily serve as collateral for the Company’s self-insurance policies.

The interest rate on borrowings under the revolving credit facility was based, at the Company’s option, on adjusted LIBOR, plus a margin, or an alternate base rate, plus a margin. A facility fee was charged on the total amount of the revolving credit facility, payable in arrears. The facility fee rate as of December 31, 2016 was 0.15% per annum. Under the terms of the 2013 Credit Agreement, the interest rate and facility fee were subject to change based on the Company’s credit rating.

The 2013 Credit Agreement contained customary covenants restricting the ability of: (a) subsidiaries of Advance Stores to, among other things, create, incur or assume additional debt: (b) Advance Stores and its subsidiaries to, among other things, (i) incur liens, (ii) make loans and investments, (iii) guarantee obligations, and (iv) change the nature of its business conducted by itself and its subsidiaries; (c) Advance, Advance Stores and their subsidiaries to, among other things (i) engage in certain mergers, acquisitions, asset sales and liquidations, (ii) enter into certain hedging arrangements, (iii) enter into restrictive agreements limiting its ability to incur liens on any of its property or assets, pay distributions, repay loans, or guarantee indebtedness of its subsidiaries and (iv) engage in sale-leaseback transactions; and (d) Advance, among other things, to change its holding company status. Advance and Advance Stores were required to comply with financial covenants with respect to a maximum leverage ratio and a minimum consolidated coverage ratio. The 2013 Credit Agreement also provided for customary events of default, including non-payment defaults, covenant defaults and cross-defaults to Advance Stores’ other material indebtedness. The Company was in compliance with its covenants with respect to the 2013 Credit Agreement as of December 31, 2016.

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
December 31, 2016, January 2, 2016 and January 3, 2015
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

Future Payments

As of December 31, 2016, the aggregate future annual maturities of long-term debt instruments are as follows:

Fiscal Year	Amount
2017	$306
2018	—
2019	—
2020	300,000
2021	—
Thereafter	750,000
$1,050,306

Debt Guarantees

The Company is a guarantor of loans made by banks to various independently-owned Carquest branded stores that are customers of the Company ("Independents") totaling $26,332 as of December 31, 2016. The Company has concluded that some of these guarantees meet the definition of a variable interest in a variable interest entity. However, the Company does not have the power to direct the activities that most significantly affect the economic performance of the Independents and therefore is not the primary beneficiary of these stores. Upon entering into a relationship with certain Independents, the Company guaranteed the debt of those stores to aid in the procurement of business loans. These loans are collateralized by security agreements on merchandise inventory and other assets of the borrowers. The approximate value of the inventory collateralized in these agreements is $70,074 as of December 31, 2016. The Company believes that the likelihood of performance under these guarantees is remote, and any fair value attributable to these guarantees would be very minimal.

Subsequent Event

On January 31, 2017, the Company entered into a new credit agreement which provides a $1,000,000 unsecured revolving credit facility (the “2017 Credit Agreement”) with Advance Stores, as Borrower, the lenders party thereto, and Bank of America, N.A., as the administrative agent. This new revolver under the 2017 Credit Agreement replaced the revolver under the 2013 Credit Agreement. The new revolver provides for the issuance of letters of credit with a sublimit of $200,000. The Company may request that the total revolving commitment be increased by an amount not exceeding $250,000 during the term of the 2017 Credit Agreement. Voluntary prepayments and voluntary reductions of the revolving loan balance, if any, are permitted in whole or in part, at the Company’s option, in minimum principal amounts as specified in the 2017 Credit Agreement.

The interest rates on outstanding amounts, if any, on the revolving facility under the 2017 Credit Agreement will be based, at the Company’s option, on an adjusted LIBOR, plus a margin, or an alternate base rate, plus a margin. After an initial interest period, the Company may elect to convert a particular borrowing to a different type. The initial margins per annum for the

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, January 2, 2016 and January 3, 2015
(in thousands, except per share data)

revolving loan are, 1.10% for the adjusted LIBOR and 0.10% for alternate base rate borrowings. A facility fee of 0.15% per annum will be charged on the total revolving facility commitment, payable quarterly in arrears. Under the terms of the 2017 Credit Agreement, the interest rate spread, facility fee and commitment fee will be based on the Company’s credit rating. The revolving facility terminates in January 2022; however, the Company may request one or two one-year extensions of the termination date prior to the first or second anniversary of the Closing Date.

The 2017 Credit Agreement contains customary covenants restricting the ability of: (a) Advance Stores and its subsidiaries to, among other things, (i) create, incur or assume additional debt (only with respect to subsidiaries of Advance Stores), (ii) incur liens, (iii) guarantee obligations, and (iv) change the nature of its business conducted by itself and its subsidiaries; (b) the Company, Advance Stores and their subsidiaries to, among other things (i) enter into certain hedging arrangements, (ii) enter into restrictive agreements limiting their ability to incur liens on any of their property or assets, pay distributions, repay loans, or guarantee indebtedness of their subsidiaries; and (c) the Company, among other things, to change the holding company status of the Company. Advance Stores is required to comply with financial covenants with respect to a maximum leverage ratio and a minimum coverage ratio. The 2017 Credit Agreement also provides for customary events of default, including non-payment defaults, covenant defaults and cross-defaults of Advance Stores’ other material indebtedness.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company had no significant assets or liabilities that were measured at fair value on a recurring basis during 2016 or 2015.

Non-Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). During 2016 and 2015, the Company recorded impairment charges of $2,759 and $11,017, respectively, on various store and corporate assets. The remaining fair value of these assets following impairment was not significant.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, January 2, 2016 and January 3, 2015
(in thousands, except per share data)

Fair Value of Financial Assets and Liabilities

The carrying amount of the Company’s cash and cash equivalents, accounts receivable, bank overdrafts, accounts payable, accrued expenses and the current portion of long term debt approximate their fair values due to the relatively short term nature of these instruments. The fair value of the Company’s senior unsecured notes was determined using Level 2 inputs based on quoted market prices, and the Company believes that the carrying value of its other long-term debt and certain long-term liabilities approximate fair value. The carrying value and fair value of the Company's long-term debt as of December 31, 2016 and January 2, 2016, respectively, are as follows:

	December 31, 2016	January 2, 2016
Carrying Value	$1,042,949	$1,206,297
Fair Value	$1,118,000	$1,262,000

The adoption of ASU 2015-3 resulted in a reclassification of $6,864 of debt issuance costs from Other assets, net to Long-term debt decreasing the carrying value as of January 2, 2016.

9. Property and Equipment:

Property and equipment consists of the following:

	Original Useful Lives	December 31, 2016	January 2, 2016
Land and land improvements	0 - 10 years	$444,262	$441,048
Buildings	30 - 40 years	471,740	468,237
Building and leasehold improvements	3 - 30 years	451,979	418,352
Furniture, fixtures and equipment	3 - 20 years	1,583,096	1,464,791
Vehicles	2 - 13 years	35,133	25,060
Construction in progress		120,778	106,855
		3,106,988	2,924,343
Less - Accumulated depreciation		(1,660,648)	(1,489,766)
Property and equipment, net		$1,446,340	$1,434,577

Depreciation expense was $215,981, $223,728 and $235,040 for 2016, 2015 and 2014, respectively. The Company capitalized $13,035, $13,529 and $11,436 incurred for the development of internal use computer software during 2016, 2015 and 2014, respectively. These costs are included in the furniture, fixtures and equipment category above and are depreciated on the straight-line method over three to ten years.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, January 2, 2016 and January 3, 2015
(in thousands, except per share data)

10. Accrued Expenses:

Accrued expenses consist of the following:

	December 31, 2016	January 2, 2016
Payroll and related benefits	$97,496	$99,072
Taxes payable	121,860	96,098
Self-insurance reserves	58,743	57,829
Warranty reserves	47,243	44,479
Capital expenditures	21,176	44,038
Other	207,879	211,647
Total accrued expenses	$554,397	$553,163

The following table presents changes in the Company’s warranty reserves:

	December 31, 2016	January 2, 2016	January 3, 2015
Warranty reserves, beginning of period	$44,479	$47,972	$39,512
Reserves acquired with GPI	—	—	4,490
Additions to warranty reserves	46,903	44,367	52,306
Reserves utilized	(44,139)	(47,860)	(48,336)
Warranty reserves, end of period	$47,243	$44,479	$47,972

11. Stock Repurchases:

The Company’s stock repurchase program allows it to repurchase its common stock on the open market or in privately negotiated transactions from time to time in accordance with the requirements of the SEC. The Company’s $500,000 stock repurchase program in place as of December 31, 2016 was authorized by its Board of Directors on May 14, 2012.

During 2016 and 2015, the Company repurchased no shares of its common stock under its stock repurchase program. The Company had $415,092 remaining under its stock repurchase program as of December 31, 2016.

The Company repurchased 116 shares of its common stock at an aggregate cost of $18,393, or an average price of $158.84 per share, in connection with the net settlement of shares issued as a result of the vesting of restricted stock and restricted stock units during 2016. The Company repurchased 42 shares of its common stock at an aggregate cost of $6,665, or an average price of $156.98 per share, in connection with the net settlement of shares issued as a result of the vesting of restricted stock and restricted stock units during 2015.

12. Earnings per Share:

Certain of the Company’s shares granted to Team Members in the form of restricted stock and restricted stock units are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per share. For 2016, 2015 and 2014, earnings of $1,945, $1,653 and $1,555, respectively, were allocated to the participating securities for the purpose of computing earnings per share.

Diluted earnings per share are calculated by including the effect of dilutive securities. Share-based awards to purchase approximately 19, 1 and 13 shares of common stock that had an exercise price in excess of the average market price of the common stock during 2016, 2015 and 2014, respectively, were not included in the calculation of diluted earnings per share because they were anti-dilutive.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, January 2, 2016 and January 3, 2015
(in thousands, except per share data)

The following table illustrates the computation of basic and diluted earnings per share for 2016, 2015 and 2014, respectively:

	2016	2015	2014
Numerator
Net income applicable to common shares	$459,622	$473,398	$493,825
Participating securities’ share in earnings	(1,945)	(1,653)	(1,555)
Net income applicable to common shares	$457,677	$471,745	$492,270
Denominator
Basic weighted average common shares	73,562	73,190	72,932
Dilutive impact of share-based awards	294	543	482
Diluted weighted average common shares	73,856	73,733	73,414

Basic earnings per common share
Net income applicable to common stockholders	$6.22	$6.45	$6.75
Diluted earnings per common share
Net income applicable to common stockholders	$6.20	$6.40	$6.71

13. Income Taxes:

Provision for Income Taxes

Provision for income taxes for 2016, 2015 and 2014 consists of the following:

	Current	Deferred	Total
2016
Federal	$209,499	$17,989	$227,488
State	29,345	1,366	30,711
Foreign	20,156	858	21,014
	$259,000	$20,213	$279,213
2015
Federal	$242,801	$(6,564)	$236,237
State	33,023	(1,797)	31,226
Foreign	12,885	(858)	12,027
	$288,709	$(9,219)	$279,490
2014
Federal	$204,743	$45,389	$250,132
State	19,359	4,830	24,189
Foreign	14,999	(1,751)	13,248
	$239,101	$48,468	$287,569

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, January 2, 2016 and January 3, 2015
(in thousands, except per share data)

The provision for income taxes differed from the amount computed by applying the federal statutory income tax rate due to:

	December 31, 2016	January 2, 2016	January 3, 2015
Income before provision for income taxes at statutory U.S. federal income tax rate (35%)	$258,592	$263,511	$273,488
State income taxes, net of federal income tax benefit	19,962	20,297	15,723
Other, net	659	(4,318)	(1,642)
	$279,213	$279,490	$287,569

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

Net deferred income tax balances are comprised of the following:

	December 31, 2016	January 2, 2016
Deferred income tax assets	$164,858	$171,571
Valuation allowance	(2,437)	(2,861)
Deferred income tax liabilities	(616,703)	(602,635)
Net deferred income tax liabilities	$(454,282)	$(433,925)

As of December 31, 2016, the Company had no deferred income tax assets related to federal net operating losses ("NOL"). As of January 2, 2016, the Company had deferred income tax assets of $386 related to federal NOLs of $1,103. As of December 31, 2016 and January 2, 2016 the Company had deferred income tax assets of $5,093 and $5,521 related to state NOLs of $153,011 and $145,809, respectively. These NOLs may be used to reduce future taxable income and expire periodically through Fiscal 2036. Due to uncertainties related to the realization of certain deferred tax assets for NOLs in certain jurisdictions, the Company recorded a valuation allowance of $2,437 and $2,861 as of December 31, 2016 and January 2, 2016, respectively. The amount of deferred income tax assets realizable, however, could change in the future if projections of future taxable income change. As of December 31, 2016 and January 2, 2016, the Company had cumulative net deferred income tax liabilities of $454,282 and $433,925, respectively.

The Company has not recorded deferred taxes when earnings from foreign operations are considered to be indefinitely invested outside of the U.S. These accumulated net earnings relate to certain ongoing operations for multiple years and were approximately $130 and $114 as of December 31, 2016 and January 2, 2016, respectively. It is not practicable to determine the income tax liability that would be payable if such earnings were repatriated.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, January 2, 2016 and January 3, 2015
(in thousands, except per share data)

Temporary differences which give rise to significant deferred income tax assets (liabilities) are as follows:

	December 31, 2016	January 2, 2016
Deferred income tax assets (liabilities):
Property and equipment	$(168,906)	$(171,378)
Inventory valuation differences	(222,301)	(190,756)
Accrued expenses not currently deductible for tax	63,992	67,725
Share-based compensation	11,752	20,902
Accrued medical and workers compensation	46,116	44,152
Net operating loss carryforwards	5,093	5,907
Straight-line rent	31,631	26,626
Intangible assets	(225,496)	(240,501)
Other, net	3,837	3,398
Total deferred income tax assets (liabilities)	$(454,282)	$(433,925)

Unrecognized Tax Benefits

The following table lists each category and summarizes the activity of the Company’s gross unrecognized tax benefits for the fiscal years ended December 31, 2016, January 2, 2016 and January 3, 2015:

	December 31, 2016	January 2, 2016	January 3, 2015
Unrecognized tax benefits, beginning of period	$13,841	$14,033	$18,458
Increases related to prior period tax positions	8,274	412	—
Decreases related to prior period tax positions	(1,600)	(2,120)	(4,841)
Increases related to current period tax positions	2,105	3,137	4,329
Settlements	(6,894)	(582)	(2,345)
Expiration of statute of limitations	(1,780)	(1,039)	(1,568)
Unrecognized tax benefits, end of period	$13,946	$13,841	$14,033

As of December 31, 2016, January 2, 2016 and January 3, 2015, the entire amount of unrecognized tax benefits, if recognized, would reduce the Company’s annual effective tax rate.

The Company provides for potential interest and penalties associated with uncertain tax positions as a part of income tax expense. During 2016, the Company recorded potential interest and penalties of $1,947 related to uncertain tax positions. During 2015, the Company recorded potential interest and penalties of $149 related to uncertain tax positions. During 2014, the Company recognized a benefit from potential interest and penalties of $3,684. As of December 31, 2016, the Company had recorded a liability for potential interest and penalties of $2,658 and $155, respectively. As of January 2, 2016, the Company had recorded a liability for potential interest and penalties of $1,815 and $134, respectively. The Company has not provided for any penalties associated with tax contingencies unless considered probable of assessment. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

During the next 12 months, it is possible the Company could conclude on approximately $3,000 to $5,000 of the contingencies associated with unrecognized tax uncertainties due mainly to the conclusion of audits and the expiration of statutes of limitations. The majority of these resolutions would be achieved through the completion of current income tax examinations.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, January 2, 2016 and January 3, 2015
(in thousands, except per share data)

The Company files a U.S. federal income tax return and income tax returns in various states and foreign jurisdictions. The U.S. Internal Revenue Service has completed exams of the U.S. federal income tax returns for years 2012 and prior. With few exceptions, the Company is no longer subject to state and local or non-U.S. income tax examinations by tax authorities for years before 2012.

14. Lease Commitments:

Initial terms for facility leases are typically 10 to 15 years, with renewal options at five year intervals, and may include rent escalation clauses. As of December 31, 2016, future minimum lease payments due under non-cancelable operating leases with lease terms extending through the year 2059 are as follows:

Fiscal Year	Amount
2017	$472,723
2018	444,775
2019	406,671
2020	358,497
2021	296,651
Thereafter	1,181,760
$3,161,077

The Company anticipates its future minimum lease payments will be partially off-set by future minimum sub-lease income. As of December 31, 2016 future minimum sub-lease income to be received under non-cancelable operating leases is $18,789.

Net Rent Expense

Net rent expense for 2016, 2015 and 2014 was as follows:

	December 31, 2016	January 2, 2016	January 3, 2015
Minimum facility rentals	$473,156	$471,061	$463,345
Contingency facility rentals	440	303	488
Equipment rentals	13,165	11,632	8,230
Vehicle rentals	60,983	61,147	53,300
	547,744	544,143	525,363
Less: Sub-lease income	(7,379)	(7,569)	(9,966)
	$540,365	$536,574	$515,397

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
December 31, 2016, January 2, 2016 and January 3, 2015
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

16. Benefit Plans:

401(k) Plan

The Company maintains a defined contribution benefit plan, which covers substantially all Team Members after one year of service and who have attained the age of 21. The plan allows for Team Member salary deferrals, which are matched at the Company’s discretion. During 2014, GPI also maintained its existing defined contribution plan which allowed for GPI Team Member salary deferrals and discretionary fixed and profit sharing contributions by the Company. The GPI plan was merged into the Advance Auto Parts plan at the beginning of fiscal 2015. Company contributions to these plans were $13,925, $14,626 and $15,208 in 2016, 2015 and 2014, respectively.

Deferred Compensation

The Company maintains a non-qualified deferred compensation plan for certain Team Members. This plan provides for a minimum and maximum deferral percentage of the Team Member’s base salary and bonus, as determined by the Retirement Plan Committee. The Company establishes and maintains a deferred compensation liability for this plan. As of December 31, 2016 and January 2, 2016, these liabilities were $17,309 and $17,472, respectively.

17. Share-Based Compensation:

Overview

The Company grants share-based compensation awards to its Team Members and members of its Board of Directors as provided for under the Company’s 2014 Long-Term Incentive Plan, or 2014 LTIP, which was approved by the Company's shareholders on May 14, 2014. Prior to May 14, 2014, the Company granted share-based compensation awards under the 2004 Long-Term Incentive Plan, which expired following the approval of the 2014 LTIP. The Company currently grants share-based

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, January 2, 2016 and January 3, 2015
(in thousands, except per share data)

compensation in the form of stock appreciation rights (“SARs”), restricted stock units ("RSUs") and deferred stock units (“DSUs”). All remaining shares of restricted stock, which were granted prior to the transition to RSUs in 2012, vested during 2015.

At December 31, 2016, there were 5,045 shares of common stock available for future issuance under the 2014 Plan based on management’s current estimate of the probable vesting outcome for performance-based awards. The Company issues new shares of common stock upon exercise of stock options and SARs. Shares forfeited and shares withheld for payment of taxes due become available for reissuance and are included in availability. Availability also includes shares which became available for reissuance in connection with the exercise of SARs.

General Terms of Awards

The Company’s grants generally include both a time-based service portion and a performance-based portion, which collectively represent the target award. In 2016, the Company moved its annual stock award date from December of the current year to March of the following year. Awards granted during 2016 primarily consisted of an off-cycle award to the Company's new CEO hired in April 2016 and a broad-based incentive award to store and field team members.

Time-Vested Awards

The Company's outstanding time-vested awards consist of SARs and RSUs. The SARs generally vest over a three-year period in equal annual installments beginning on the first anniversary of the grant date. The SARs granted are non-qualified, terminate on the seventh anniversary of the grant date and contain no post-vesting restrictions other than normal trading black-out periods prescribed by the Company’s corporate governance policies. The RSUs generally vest over a three-year period in equal annual installments beginning on the first anniversary of the grant date. During the vesting period, holders of RSUs are entitled to receive dividend equivalents, but are not entitled to voting rights.

Performance-Based Awards

The Company's outstanding performance-based awards consist of SARs and RSUs. Performance awards generally may vest following a three-year period subject to the Company’s achievement of certain financial goals as specified in the grant agreements. Depending on the Company’s results during the three-year performance period, the actual number of awards vesting at the end of the period generally ranges from 0% to 200% of the performance award. The performance RSUs generally do not have dividend equivalent rights and do not have voting rights until the shares are earned and issued following the applicable performance period. During 2016, the Company also granted broad-based incentive awards to store and field team members that will vest over a one-year service period based on the achievement of performance goals during 2016.

Share-Based Compensation Expense & Cash Flows

Total share-based compensation expense and cash received included in the Company’s consolidated statements of operations and consolidated statements of cash flows, including the related income tax benefits, for 2016, 2015 and 2014 are as follows:

	2016	2015	2014
Share-based compensation expense	$20,452	$36,929	$21,705
Deferred income tax benefit	7,530	13,596	8,013
Proceeds from the issuance of common stock, primarily for employee stock purchase plan	4,532	5,174	6,578
Tax withholdings related to the exercise of stock appreciation rights	(19,558)	(13,112)	(7,102)
Excess tax benefit from share-based compensation	22,429	13,002	10,487

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, January 2, 2016 and January 3, 2015
(in thousands, except per share data)

As of December 31, 2016, there was $37,166 of unrecognized compensation expense related to all share-based awards that was expected to be recognized over a weighted average period of 1.6 years. Expense related to the issuance of share-based compensation is included in SG&A in the accompanying consolidated statements of operations. Expense is recognized net of forfeitures, which are estimated based on historical experience.

The Company modified selected awards for certain terminated employees during 2015, such that the employees would vest in awards that would have otherwise been forfeited.  Incremental expense recognized during 2015 associated with these modifications was $6,633. Four of these modified awards were cash settled in March 2016 and therefore were accounted for as liability awards. The value of the liability awards was insignificant as of January 2, 2016.

The fair value of each SAR granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Black-Scholes Option Valuation Assumptions	2016	2015	2014

Risk-free interest rate (1)	1.2%	1.3%	1.2%
Expected dividend yield	0.2%	0.1%	0.2%
Expected stock price volatility (2)	27.7%	27.3%	27%
Expected life of awards (in months) (3)	55	44	49

(1)	The risk-free interest rate is based on the U.S. Treasury constant maturity interest rate having term consistent with the expected life of the award.

(2)	Expected volatility is determined using a blend of historical and implied volatility.

(3)	The expected life of the Company's awards represents the estimated period of time until exercise and is based on historical experience of previously granted awards.

Time-Based Share Awards

Stock Options

The Company had no outstanding stock options during 2016 or 2015. The aggregate intrinsic value, defined as the amount by which the market price of the stock on the date of exercise exceeded the exercise price, of stock options exercised in 2014 was $3,747.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, January 2, 2016 and January 3, 2015
(in thousands, except per share data)

Stock Appreciation Rights

The following table summarizes the time-vested SARs activity for 2016:

	Number of Awards	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding at January 2, 2016	561	$67.51
Granted	69	160.94
Exercised	(353)	65.17
Forfeited	(2)	56.93
Outstanding at December 31, 2016	275	$93.89	3.15	$20,713

Vested and expected to vest	253	$87.84	2.87	$20,526

Outstanding and exercisable	207	$71.57	2.11	$20,150

The weighted average fair value of time-vested SARs granted during 2016 was $43.64 per share. No time-vested SARs were granted in 2015 or 2014. The aggregate intrinsic value reflected in the table above and in the table below for performance-based SARs is based on the Company’s closing stock price of $169.12 as of the last trading day of Fiscal 2016. The aggregate intrinsic value of SARs exercised during 2016, 2015 and 2014 was $31,450, $26,060 and $18,975, respectively.

Restricted Stock Units and Restricted Stock

The following table summarizes the RSU activity for the fiscal year ended December 31, 2016:

	Number of Awards	Weighted-Average Grant Date Fair Value

Nonvested at January 2, 2016	270	$142.65
Granted	88	155.51
Vested	(119)	135.87
Forfeited	(28)	144.27
Nonvested at December 31, 2016	211	$151.70

The fair value of each RSU and restricted stock award is determined based on the market price of the Company’s common stock on the date of grant. The weighted average fair value of RSUs granted during 2016, 2015 and 2014 was $155.51, $153.61 and $139.43 per share, respectively. The total grant date fair value of RSUs and restricted shares vested during 2016, 2015 and 2014 was $16,089, $15,268 and $8,293, respectively.

Performance-Based Awards

The number of performance-based awards outstanding is reflected in the following tables based on the number of awards that the Company believed were probable of vesting at December 31, 2016. Performance-based SARs and performance-based RSU's granted during 2016 are presented as grants in the table at their respective target levels. The change in units based on performance represents the change in the number granted awards expected to vest based on the Company's updated probability assessment as of December 31, 2016.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, January 2, 2016 and January 3, 2015
(in thousands, except per share data)

Compensation expense for performance-based awards of $802, $14,659, and $6,161 in 2016, 2015 and 2014, respectively, was determined based on management’s estimate of the probable vesting outcome.

Performance-Based SARs

The following table summarizes the performance-based SARs activity for 2016:

	Number of Awards	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding at January 2, 2016	753	$118.89
Granted	88	157.15
Change in units based on performance	(588)	142.01
Exercised	(123)	68.07
Forfeited	(16)	112.96
Outstanding at December 31, 2016	114	$86.95	2.89	$9,355

Vested and expected to vest	113	$86.82	2.89	$9,323

Outstanding and exercisable	77	$75.28	2.76	$7,266

The weighted average fair value of performance-based SARs granted during 2016, 2015 and 2014 was $36.78, $43.38 and $32.41 per share, respectively. The aggregate intrinsic value of performance-based SARs exercised during 2016, 2015 and 2014 was $11,556, $8,475 and $3,814, respectively. As of December 31, 2016, the maximum potential payout under the Company’s currently outstanding performance-based SARs was 1,295 units.

Performance-Based Restricted Stock Units

The following table summarizes the performance-based RSUs activity for 2016:

	Number of Awards	Weighted-Average Grant Date Fair Value

Nonvested at January 2, 2016	183	$81.81
Granted	427	163.76
Change in units based on performance	(288)	166.23
Vested	(171)	78.93
Forfeited	(13)	81.81
Nonvested at December 31, 2016	138	$162.71

The fair value of each performance-based RSU is determined based on the market price of the Company’s common stock on the date of grant. The weighted average fair value of performance-based RSUs granted during 2016 and 2014 was $163.76 and $123.32 per share, respectively. No performance-based RSUs were granted in 2015. The total grant date fair value of performance-based restricted stock vested during 2016, 2015 and 2014 was $13,512, $1,763 and $142, respectively. As of December 31, 2016, the maximum potential payout under the Company’s currently outstanding performance-based RSUs was 287 shares.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, January 2, 2016 and January 3, 2015
(in thousands, except per share data)

Deferred Stock Units

The Company grants share-based awards annually to its Board of Directors in connection with its annual meeting of stockholders. These awards are granted in the form of DSUs as provided for in the Advance Auto Parts, Inc. Deferred Stock Unit Plan for Non-Employee Directors and Selected Executives, or the DSU Plan. Each DSU is equivalent to one share of common stock of the Company and will be distributed in common shares after the director’s service on the Board ends. DSUs granted in 2016 vest over a one year service period, while DSUs granted in 2015 and 2014 were fully vested on the grant date. Additionally, the DSU Plan provides for the deferral of compensation earned in the form of (i) an annual retainer for directors, and (ii) wages for certain highly compensated Team Members of the Company. These DSUs are settled in common stock with the participants at a future date, or over a specified time period, as elected by the participants in accordance with the DSU Plan.

The Company granted 9 DSUs in 2016. The weighted average fair value of DSUs granted during 2016, 2015 and 2014 was $146.30, $156.83, and $122.80, respectively. The DSUs are awarded at a price equal to the market price of the Company’s underlying stock on the date of the grant. For 2016, 2015 and 2014, respectively, the Company recognized $896, $2,071, and $862 of share-based compensation expense for these DSU grants.

Employee Stock Purchase Plan

The Company also offers an employee stock purchase plan (ESPP). Under the ESPP, eligible Team Members may elect salary deferrals to purchase the Company’s common stock at a discount of 10% from its fair market value on the date of purchase. There are annual limitations on the amounts a Team Member may elect of either $25 per Team Member or 10% of compensation, whichever is less. Team Members acquired 30, 35 and 39 shares under the ESPP in 2016, 2015 and 2014, respectively. As of December 31, 2016, there were 1,034 shares available to be issued under the ESPP.

18. Accumulated Other Comprehensive Income (Loss):

Comprehensive income is computed as net earnings plus certain other items that are recorded directly to stockholders’ equity during the accounting period. In addition to net earnings, comprehensive income also includes unrealized gains and losses on postretirement plan benefits, net of tax and foreign currency translation gains (losses). Accumulated other comprehensive income (loss), net of tax, for 2016, 2015 and 2014 consisted of the following:

	Unrealized Gain (Loss) on Postretirement Plan	Currency Translation	Accumulated Other Comprehensive Income (Loss)
Balance, December 28, 2013	$3,683	$—	$3,683
Fiscal 2014 activity	(752)	(15,268)	(16,020)
Balance, January 3, 2015	$2,931	$(15,268)	$(12,337)
Fiscal 2015 activity	(445)	(31,277)	(31,722)
Balance, January 2, 2016	$2,486	$(46,545)	$(44,059)
Fiscal 2016 activity	(534)	4,892	4,358
Balance, December 31, 2016	$1,952	$(41,653)	$(39,701)

19. Segment and Related Information:

As of December 31, 2016, the Company's operations are comprised of 5,062 stores and 127 branches, which operate in the United States, Canada, Puerto Rico and the U.S. Virgin Islands primarily under the trade names “Advance Auto Parts,” "Carquest," "Autopart International" and "Worldpac." These locations offer a broad selection of brand name, OEM and proprietary automotive replacement parts, accessories, and maintenance items primarily for domestic and imported cars and light trucks. While the mix of Professional and DIY customers varies among the four store brands, all of the locations serve customers through similar distribution channels. The Company is implementing a multi-year plan to fully integrate the

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, January 2, 2016 and January 3, 2015
(in thousands, except per share data)

Carquest company-operated stores and overall operations into Advance Auto Parts and to eventually integrate the availability of all of the Company's product offerings throughout the entire chain.

The Company's Advance Auto Parts operations are currently comprised of three geographic divisions which include the operations of the stores operating under the Advance Auto Parts, Carquest and Autopart International trade names. Each of the Advance Auto Parts geographic divisions, in addition to Worldpac, are individually considered operating segments which are aggregated into one reportable segment. Effective in the second quarter of 2016, the Company realigned its five geographic areas which included the operations of the stores operating under the Advance Auto Parts, Carquest and Autopart International trade names into three geographic divisions. As a result of this realignment the Company has reduced its number of operating segments from six to four. Included in the Company's overall store operations are sales generated from its e-commerce platforms. The Company's e-commerce platforms, primarily consisting of its online websites and Professional ordering platforms, are part of its integrated operating approach of serving its Professional and DIY customers. The Company's online websites allow its DIY customers to pick up merchandise at a conveniently located store location or have their purchases shipped directly to them. The majority of the Company's online DIY sales are picked up at store locations. Through the Company's online ordering platforms, Professional customers can conveniently place orders with a designated store location for delivery to their places of business or pick-up.

The following table summarizes financial information for each of the Company’s product groups for the years ended December 31, 2016, January 2, 2016 and January 3, 2015, respectively. Certain prior period amounts have been reclassified to conform to current product category classifications.

	2016	2015	2014
Percentage of Sales, by Product Group
Parts and Batteries	66%	66%	66%
Accessories and Chemicals	19%	19%	19%
Engine Maintenance	14%	14%	14%
Other	1%	1%	1%
Total	100%	100%	100%

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

The following tables present condensed consolidating balance sheets as of December 31, 2016 and January 2, 2016 and condensed consolidating statements of operations, comprehensive income and cash flows for the years ended December 31, 2016, January 2, 2016 and January 3, 2015, and should be read in conjunction with the consolidated financial statements herein.

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, January 2, 2016 and January 3, 2015
(in thousands, except per share data)

Condensed Consolidating Balance Sheets
As of December 31, 2016

	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$22	$78,543	$56,635	$(22)	$135,178
Receivables, net	—	619,229	22,023	—	641,252
Inventories, net	—	4,126,465	199,403	—	4,325,868
Other current assets	—	69,385	1,153	(72)	70,466
Total current assets	22	4,893,622	279,214	(94)	5,172,764
Property and equipment, net of accumulated depreciation	128	1,436,459	9,753	—	1,446,340
Goodwill	—	943,359	47,518	—	990,877
Intangible assets, net	—	595,596	45,307	—	640,903
Other assets, net	4,634	63,376	773	(4,634)	64,149
Investment in subsidiaries	3,008,856	375,420	—	(3,384,276)	—
Intercompany note receivable	1,048,424	—	—	(1,048,424)	—
Due from intercompany, net	—	—	316,109	(316,109)	—
	$4,062,064	$8,307,832	$698,674	$(4,753,537)	$8,315,033
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$—	$306	$—	$—	$306
Accounts payable	—	2,813,937	272,240	—	3,086,177
Accrued expenses	1,505	526,652	26,312	(72)	554,397
Other current liabilities	—	32,202	2,986	(22)	35,166
Total current liabilities	1,505	3,373,097	301,538	(94)	3,676,046
Long-term debt	1,042,949	—	—	—	1,042,949
Deferred income taxes	—	439,283	19,633	(4,634)	454,282
Other long-term liabilities	—	223,481	2,083	—	225,564
Intercompany note payable	—	1,048,424	—	(1,048,424)	—
Due to intercompany, net	101,418	214,691	—	(316,109)	—
Commitments and contingencies

Stockholders' equity	2,916,192	3,008,856	375,420	(3,384,276)	2,916,192
	$4,062,064	$8,307,832	$698,674	$(4,753,537)	$8,315,033

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, January 2, 2016 and January 3, 2015
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

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, January 2, 2016 and January 3, 2015
(in thousands, except per share data)

Condensed Consolidating Statements of Operations
For Fiscal 2016

	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$9,254,477	$556,747	$(243,545)	$9,567,679
Cost of sales, including purchasing and warehousing costs	—	5,171,953	383,356	(243,545)	5,311,764
Gross profit	—	4,082,524	173,391	—	4,255,915
Selling, general and administrative expenses	28,695	3,402,323	92,287	(54,988)	3,468,317
Operating (loss) income	(28,695)	680,201	81,104	54,988	787,598
Other, net:
Interest (expense) income	(52,081)	(7,897)	68	—	(59,910)
Other income (expense), net	81,683	(19,558)	4,010	(54,988)	11,147
Total other, net	29,602	(27,455)	4,078	(54,988)	(48,763)
Income before provision for income taxes	907	652,746	85,182	—	738,835
Provision for income taxes	1,588	260,155	17,470	—	279,213
(Loss) income before equity in earnings of subsidiaries	(681)	392,591	67,712	—	459,622
Equity in earnings of subsidiaries	460,303	67,712	—	(528,015)	—
Net income	$459,622	$460,303	$67,712	$(528,015)	$459,622

Condensed Consolidating Statements of Operations
For Fiscal 2015

	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$9,432,116	$593,606	$(288,704)	$9,737,018
Cost of sales, including purchasing and warehousing costs	—	5,172,938	430,012	(288,704)	5,314,246
Gross profit	—	4,259,178	163,594	—	4,422,772
Selling, general and administrative expenses	24,186	3,536,697	93,852	(57,743)	3,596,992
Operating (loss) income	(24,186)	722,481	69,742	57,743	825,780
Other, net:
Interest (expense) income	(52,210)	(13,378)	180	—	(65,408)
Other income (expense), net	76,987	(19,699)	(7,029)	(57,743)	(7,484)
Total other, net	24,777	(33,077)	(6,849)	(57,743)	(72,892)
Income before provision for income taxes	591	689,404	62,893	—	752,888
Provision for income taxes	1,220	268,571	9,699	—	279,490
(Loss) income before equity in earnings of subsidiaries	(629)	420,833	53,194	—	473,398
Equity in earnings of subsidiaries	474,027	53,194	—	(527,221)	—
Net income	$473,398	$474,027	$53,194	$(527,221)	$473,398

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, January 2, 2016 and January 3, 2015
(in thousands, except per share data)

Condensed Consolidating Statements of Operations
For Fiscal 2014

	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$9,530,953	$527,595	$(214,687)	$9,843,861
Cost of sales, including purchasing and warehousing costs	—	5,231,421	373,514	(214,687)	5,390,248
Gross profit	—	4,299,532	154,081	—	4,453,613
Selling, general and administrative expenses	14,504	3,541,370	102,370	(56,341)	3,601,903
Operating (loss) income	(14,504)	758,162	51,711	56,341	851,710
Other, net:
Interest expense	(52,946)	(20,334)	(128)	—	(73,408)
Other income (expense), net	67,470	(9,140)	1,103	(56,341)	3,092
Total other, net	14,524	(29,474)	975	(56,341)	(70,316)
Income before provision for income taxes	20	728,688	52,686	—	781,394
Provision for income taxes	296	277,769	9,504	—	287,569
(Loss) income before equity in earnings of subsidiaries	(276)	450,919	43,182	—	493,825
Equity in earnings of subsidiaries	494,101	43,182	—	(537,283)	—
Net income	$493,825	$494,101	$43,182	$(537,283)	$493,825

Condensed Consolidating Statements of Comprehensive Income
For Fiscal 2016

	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$459,622	$460,303	$67,712	$(528,015)	$459,622
Other comprehensive income:
Changes in net unrecognized other postretirement benefit costs	—	(534)	—	—	(534)
Currency translation	—	—	4,892	—	4,892
Equity in other comprehensive income of subsidiaries	4,358	4,892	—	(9,250)	—
Other comprehensive income	4,358	4,358	4,892	(9,250)	4,358
Comprehensive income	$463,980	$464,661	$72,604	$(537,265)	$463,980

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, January 2, 2016 and January 3, 2015
(in thousands, except per share data)

Condensed Consolidating Statements of Comprehensive Income
For Fiscal 2015

	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$473,398	$474,027	$53,194	$(527,221)	$473,398
Other comprehensive loss:
Changes in net unrecognized other postretirement benefit costs	—	(445)	—	—	(445)
Currency translation adjustments	—	—	(31,277)	—	(31,277)
Equity in other comprehensive loss of subsidiaries	(31,722)	(31,277)	—	62,999	—
Other comprehensive loss	(31,722)	(31,722)	(31,277)	62,999	(31,722)
Comprehensive income	$441,676	$442,305	$21,917	$(464,222)	$441,676

Condensed Consolidating Statements of Comprehensive Income
For Fiscal 2014

	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$493,825	$494,101	$43,182	$(537,283)	$493,825
Other comprehensive loss:
Changes in net unrecognized other postretirement benefit costs	—	(752)	—	—	(752)
Currency translation adjustments	—	—	(15,268)	—	(15,268)
Equity in other comprehensive loss of subsidiaries	(16,020)	(15,268)	—	31,288	—
Other comprehensive loss	(16,020)	(16,020)	(15,268)	31,288	(16,020)
Comprehensive income	$477,805	$478,081	$27,914	$(505,995)	$477,805

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, January 2, 2016 and January 3, 2015
(in thousands, except per share data)

Condensed Consolidating Statements of Cash Flows
For Fiscal 2016

	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$14	$468,751	$32,109	$—	$500,874
Cash flows from investing activities:
Purchases of property and equipment	—	(257,159)	(2,400)	—	(259,559)
Business acquisitions, net of cash acquired	—	(4,697)	—	—	(4,697)
Proceeds from sales of property and equipment	—	2,210	2	—	2,212
Net cash used in investing activities	—	(259,646)	(2,398)	—	(262,044)
Cash flows from financing activities:
Increase in bank overdrafts	—	(4,902)	(657)	(14)	(5,573)
Borrowings under credit facilities	—	799,600	—	—	799,600
Payments on credit facilities	—	(959,600)	—	—	(959,600)
Dividends paid	—	(17,738)	—	—	(17,738)
Proceeds from the issuance of common stock, primarily exercise of stock options	—	4,532	—	—	4,532
Tax withholdings related to the exercise of stock appreciation rights	—	(19,558)	—	—	(19,558)
Excess tax benefit from share-based compensation	—	22,429	—	—	22,429
Repurchase of common stock	—	(18,393)	—	—	(18,393)
Other	—	(390)	—	—	(390)
Net cash used in financing activities	—	(194,020)	(657)	(14)	(194,691)
Effect of exchange rate changes on cash	—	—	257	—	257
Net increase in cash and cash equivalents	14	15,085	29,311	(14)	44,396
Cash and cash equivalents, beginning of period	8	63,458	27,324	(8)	90,782
Cash and cash equivalents, end of period	$22	$78,543	$56,635	$(22)	$135,178

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, January 2, 2016 and January 3, 2015
(in thousands, except per share data)

Condensed Consolidating Statements of Cash Flows
For Fiscal 2015

	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(1)	$696,580	$(6,937)	$—	$689,642
Cash flows from investing activities:
Purchases of property and equipment	—	(232,591)	(2,156)	—	(234,747)
Business acquisitions, net of cash acquired	—	(18,583)	(306)	—	(18,889)
Proceeds from sales of property and equipment	—	266	4	—	270
Net cash used in investing activities	—	(250,908)	(2,458)	—	(253,366)
Cash flows from financing activities:
Increase in bank overdrafts	—	(4,529)	1,606	1	(2,922)
Borrowings under credit facilities	—	618,300	—	—	618,300
Payments on credit facilities	—	(1,041,700)	—	—	(1,041,700)
Dividends paid	—	(17,649)	—	—	(17,649)
Proceeds from the issuance of common stock, primarily for employee stock purchase plan	—	5,174	—	—	5,174
Tax withholdings related to the exercise of stock appreciation rights	—	(13,112)	—	—	(13,112)
Excess tax benefit from share-based compensation	—	13,002	—	—	13,002
Repurchase of common stock	—	(6,665)	—	—	(6,665)
Other	—	(380)	—	—	(380)
Net cash (used in) provided by financing activities	—	(447,559)	1,606	1	(445,952)
Effect of exchange rate changes on cash	—	—	(4,213)	—	(4,213)
Net decrease in cash and cash equivalents	(1)	(1,887)	(12,002)	1	(13,889)
Cash and cash equivalents, beginning of period	9	65,345	39,326	(9)	104,671
Cash and cash equivalents, end of period	$8	$63,458	$27,324	$(8)	$90,782

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, January 2, 2016 and January 3, 2015
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

ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016, January 2, 2016 and January 3, 2015
(in thousands, except per share data)

21. Quarterly Financial Data (unaudited):

The following table summarizes quarterly financial data for Fiscal 2016 and 2015:

2016	First	Second	Third	Fourth
	(16 weeks)	(12 weeks)	(12 weeks)	(12 weeks)
Net sales	$2,979,778	$2,256,155	$2,248,855	$2,082,891
Gross profit	1,349,889	1,010,257	988,205	907,564
Net income	158,813	124,600	113,844	62,365

Basic earnings per common share	2.16	1.69	1.54	0.84
Diluted earnings per common share	2.14	1.68	1.53	0.84

2015	First	Second	Third	Fourth
	(16 weeks)	(12 weeks)	(12 weeks)	(12 weeks)
Net sales	$3,038,233	$2,370,037	$2,295,203	$2,033,545
Gross profit	1,393,924	1,087,289	1,032,387	909,172
Net income	148,112	149,998	120,469	54,819

Basic earnings per common share	2.02	2.04	1.64	0.75
Diluted earnings per common share	2.00	2.03	1.63	0.74

Note: Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not be equal to the per share amount for the year.

ADVANCE AUTO PARTS, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Allowance for doubtful accounts receivable:	Balance at Beginning of Period	Charges to Expenses	Deductions		Balance at End of Period
January 3, 2015	$13,295	$17,182	$(14,325)	(1)	$16,152
January 2, 2016	16,152	22,067	(12,461)	(1)	25,758
December 31, 2016	25,758	24,597	(21,191)	(1)	29,164

(1)	Accounts written off during the period. These amounts did not impact the Company’s statement of operations for any year presented.

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

ADVANCE AUTO PARTS, INC.
Dated:	February 28, 2017	By:	/s/ Thomas B. Okray
Thomas B. Okray
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas R. Greco	President and Chief Executive Officer and Director	February 28, 2017
Thomas R. Greco	(Principal Executive Officer)

/s/ Thomas B. Okray	Executive Vice President and Chief Financial	February 28, 2017
Thomas B. Okray	Officer (Principal Financial and Accounting Officer)

/s/ Jeffrey C. Smith	Chairman and Director	February 28, 2017
Jeffrey C. Smith

/s/ John F. Bergstrom	Director	February 28, 2017
John F. Bergstrom

/s/ John C. Brouillard	Director	February 28, 2017
John C. Brouillard

/s/ Brad W. Buss	Director	February 28, 2017
Brad W. Buss

/s/ Fiona P. Dias	Director	February 28, 2017
Fiona P. Dias

/s/ John F. Ferraro	Director	February 28, 2017
John F. Ferraro

/s/ Adriana Karaboutis	Director	February 28, 2017
Adriana Karaboutis

/s/ Eugene I. Lee, Jr.	Director	February 28, 2017
Eugene I. Lee, Jr.

/s/ William S. Oglesby	Director	February 28, 2017
William S. Oglesby

/s/ Reuben E. Slone	Director	February 28, 2017
Reuben E. Slone

S-1

EXHIBITS INDEX

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith
2.1	Agreement and Plan of Merger by and among Advance Auto Parts, Inc., Generator Purchase, Inc., General Parts International, Inc. and Shareholder Representative Services LLC (as the Shareholder Representative), Dated as of October 15, 2013	10-K	2.1	2/25/2014
3.1	Restated Certificate of Incorporation of Advance Auto Parts, Inc. (“Advance Auto”) (as amended effective as of June 6, 2016).	10-Q	3.1	8/25/2016
3.2	Amended and Restated Bylaws of Advance Auto., effective June 6, 2016.	10-Q	3.2	8/25/2016
4.1	Indenture, dated as of April 29, 2010, among Advance Auto Parts, Inc., each of the Subsidiary Guarantors from time to time party thereto and Wells Fargo Bank, National Association, as Trustee.	8-K	4.1	4/29/2010
4.2	First Supplemental Indenture, dated as of April 29, 2010, among Advance Auto Parts, Inc., each of the Subsidiary Guarantors from time to time party thereto and Wells Fargo Bank, National Association, as Trustee.	8-K	4.2	4/29/2010
4.3	Second Supplemental Indenture dated as of May 27, 2011 to the Indenture dated as of April 29, 2010 among Advance Auto Parts, Inc. as Issuer, each of the Subsidiary Guarantors from time to time party thereto and Wells Fargo Bank, National Association, as Trustee.	8-K	10.45	6/3/2011
4.4	Third Supplemental Indenture dated as of January 17, 2012 among Advance Auto Parts, Inc., each of the Subsidiary Guarantors from time to time party thereto and Wells Fargo Bank, National Association, as Trustee.	8-K	4.4	1/17/2012
4.5	Fourth Supplemental Indenture, dated as of December 21, 2012 among Advance Auto Parts, Inc., each of the Subsidiary Guarantors from time to time party thereto and Wells Fargo Bank, National Association, as Trustee.	8-K	4.5	12/21/2012
4.6	Fifth Supplemental Indenture, dated as of April 19, 2013 among Advance Auto Parts, Inc., each of the Subsidiary Guarantors from time to time party thereto and Wells Fargo Bank, National Association, as Trustee.	8-K	4.6	4/19/2013
4.7	Sixth Supplemental Indenture, dated as of December 3, 2013, among Advance Auto Parts, Inc., each of the Subsidiary Guarantors from time to time party thereto and Wells Fargo Bank, National Association, as Trustee.	8-K	4.7	12/9/2013
4.8	Form of 5.750% Note due 2020.	8-K	4.3	4/29/2010
4.9	Form of 4.500% Note due 2022.	8-K	4.5	1/17/2012
4.10	Form of 4.500% Note due 2023	8-K	4.8	12/9/2013
4.11	Seventh Supplemental Indenture, dated as of February 28, 2014, among Advance Auto Parts, Inc., each of the Subsidiary Guarantors from time to time party thereto and Wells Fargo Bank, National Association, as Trustee.	10-Q	4.11	5/28/2014
10.1	Form of Indemnification Agreement between Advance Auto Parts and each of its Directors.	8-K	10.19	5/20/2004
10.2	Advance Auto Parts, Inc. 2004 Long-Term Incentive Plan (amended as of April 17, 2008).	10-Q	10.19	5/29/2008
10.3	Advance Auto Parts, Inc. Deferred Stock Unit Plan for Non-Employee Directors and Selected Executives (as amended January 1, 2008), including First Amendment to the Advance Auto Parts, Inc. Deferred Stock Unit Plan for Non-Employee Directors and Selected Executives (as amended and restated effective as of January 1, 2009) and Second Amendment to the Advance Auto Parts, Inc. Deferred Stock Unit Plan for Non-Employee Directors and Selected Executives (as amended and restated effective as of January 1, 2010).	10-K	10.17	3/1/2011

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith
10.4	Amended and Restated Advance Auto Parts, Inc. Employee Stock Purchase Plan.	DEF 14A	Appendix C	4/16/2012
10.5	Advance Auto Parts, Inc. Deferred Compensation Plan (as amended January 1, 2008), including First Amendment to the Advance Auto Parts, Inc. Deferred Compensation Plan (as amended and restated effective as of January 1, 2009) and Second Amendment to the Advance Auto Parts, Inc. Deferred Compensation Plan (as amended and restated effective as of January 1, 2010).	10-K	10.19	3/1/2011
10.6	Advance Auto Parts, Inc. Executive Incentive Plan.	DEF 14A	Appendix B	4/11/2007
10.7	Employment Agreement effective June 4, 2008 between Advance Auto Parts, Inc. and Michael A. Norona.	8-K	10.33	6/4/2008
10.8	Attachment C to Employment Agreement effective June 4, 2008 between Advance Auto Parts, Inc. and Michael A. Norona.	8-K	10.35	6/4/2008
10.9	Form of Advance Auto Parts, Inc. Stock Appreciation Rights Award Agreement dated November 17, 2008.	8-K	10.38	11/21/2008
10.10	Form of Advance Auto Parts, Inc. Restricted Stock Award Agreement dated November 17, 2008.	8-K	10.39	11/21/2008
10.11	First Amendment to Employment Agreement effective January 1, 2010 between Advance Auto Parts, Inc. and Michael A. Norona.	10-Q	10.44	6/2/2010
10.12	Form of Advance Auto Parts, Inc. SAR Award Agreement under 2004 Long-Term Incentive Plan.	10-K	10.33	2/28/2012
10.13	Form of Advance Auto Parts, Inc. Restricted Stock Award Agreement under 2004 Long-Term Incentive Plan.	10-K	10.34	2/28/2012
10.14	Second Amendment to Employment Agreement effective December 31, 2012 between Advance Auto Parts, Inc. and Michael A. Norona.	10-Q	10.37	11/13/2012
10.15	Supplement No. 1 to Guarantee Agreement.	8-K	10.1	12/21/2012
10.16	Third Amendment to the Advance Auto Parts, Inc. Deferred Compensation Plan (Effective as of January 1, 2013).	10-K	10.33	2/25/2013
10.17	Third Amendment to the Advance Auto Parts, Inc. Deferred Stock Unit Plan for Non-Employee Directors and Selected Executives (Effective as of January 1, 2013).	10-K	10.34	2/25/2013
10.18	Form of Advance Auto Parts, Inc. SARs Award Agreement and Restricted Stock Unit Award Agreement under 2004 Long-Term Incentive Plan.	10-K	10.36	2/25/2013
10.19	Form of Advance Auto, Inc. Restricted Stock Unit Agreement dated March 1, 2013.	8-K	10.38	3/7/2013
10.20	Form of Employment Agreement effective April 21, 2013 between Advance Auto Parts, Inc. and George E. Sherman and Charles E. Tyson.	8-K	10.39	4/30/2013
10.21	Third Amendment to Employment Agreement between Advance Auto Parts, Inc. and Michael A. Norona, effective June 4, 2013.	8-K	10.40	6/6/2013
10.22	Credit Agreement, dated as of December 5, 2013, among Advance Auto Parts, Inc. Advance Stores Company, Incorporated, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent.	8-K	10.1	12/9/2013
10.23	Guarantee Agreement, dated as of December 5, 2013, among Advance Auto Parts, Inc. Advance Stores Company, Incorporated, the other lenders from time to time party lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent for the lenders.	8-K	10.2	12/9/2013
10.24	Supplement No. 1 to Guarantee Agreement.	10-K	10.45	2/25/2014
10.25	First Amendment to the Advance Auto Parts, Inc. Employee Stock Purchase Plan (As amended and Restated Effective as of May 15, 2012)	10-K	10.46	2/25/2014

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith
10.26	Form of Advance Auto Parts, Inc. SARs Award Agreement and Restricted Stock Unit Award Agreement.	10-K	10.48	2/25/2014
10.27	Restricted Stock Unit Agreement between Advance Auto Parts, Inc. and O. Temple Sloan III dated February 10, 2014.	10-K	10.50	2/25/2014
10.28	First Amendment to Employment Agreement between Advance Auto Parts, Inc. and George E. Sherman and Charles E. Tyson.	10-Q	10.51	11/12/2014
10.29	Fourth Amendment to Employment Agreement between Advance Auto Parts, Inc. and Michael A. Norona.	10-Q	10.52	11/12/2014
10.30	Second Amendment to the Advance Auto Parts, Inc. Employee Stock Purchase Plan (As amended and Restated Effective as of May 15, 2012)	10-K	10.50	3/3/2015
10.31	Fourth Amendment to the Advance Auto Parts, Inc. Deferred Compensation Plan (As Amended and Restated Effective as of January 1, 2008).	10-K	10.51	3/3/2015
10.32	Fourth Amendment to the Advance Auto Parts, Inc. Deferred Stock Unit Plan for Non-Employee Directors and Selected Executives (As Amended and Restated Effective as of January 1, 2008).	10-K	10.52	3/3/2015
10.33	Fifth Amendment to the Advance Auto Parts, Inc. Deferred Compensation Plan (As Amended and Restated Effective as of January 1, 2008).	10-K	10.53	3/3/2015
10.34	Fifth Amendment to the Advance Auto Parts, Inc. Deferred Stock Unit Plan for Non-Employee Directors and Selected Executives (As Amended and Restated Effective as of January 1, 2008).	10-K	10.54	3/3/2015
10.35	Agreement, dated as of November 11, 2015, by and among Advance Auto Parts, Inc. and Starboard.	8-K	10.1	11/13/2015
10.36	Letter Agreement between Advance Auto Parts, Inc. and John C. Brouillard dated November 11, 2015.	10-K	10.53	3/1/2016
10.37	Second Amendment to Employment Agreement between Advance Auto Parts, Inc. and George E. Sherman dated November 11, 2015.	10-K	10.56	3/1/2016
10.38	Restricted Stock Unit Award Agreement between Advance Auto Parts, Inc. and John C. Brouillard dated December 1, 2015.	10-K	10.58	3/1/2016
10.39	Mutual Separation and Release Agreement between Advance Auto Parts, Inc. and Jimmie L. Wade dated January 21, 2016.	10-K	10.59	3/1/2016
10.40	Employment Agreement effective March 28, 2016 between Advance Auto Parts, Inc. and Thomas Greco.	10-Q	10.1	5/31/2016
10.41	First Amendment to Employment Agreement effective April 2, 2016 between Advance Auto Parts, Inc. and Thomas R. Greco.	10-Q	10.2	5/31/2016
10.42	2016 Restricted Stock Unit Award Agreement (Sign-On Award - Performance-Based) between Advance Auto Parts, Inc. and Thomas Greco dated April 14, 2016.	10-Q	10.3	5/31/2016
10.43	2016 Restricted Stock Unit Award Agreement (Sign-on Award - Time-Based) between Advance Auto Parts, Inc. and Thomas Greco dated April 14, 2016.	10-Q	10.4	5/31/2016
10.44	2016 time-Based SARs Award Agreement (Stock Settled - Inducement Award) between Advance Auto Parts, Inc. and Thomas Greco dated April 14, 2016.	10-Q	10.5	5/31/2016
10.45	Form of Performance-Based SARs Award Agreement between Advance Auto Parts, Inc. and Thomas Greco.	10-Q	10.6	5/31/2016
10.46	Form of Restricted Stock Unit Award Agreement between Advance Auto Parts, Inc. and Thomas Greco.	10-Q	10.7	5/31/2016
10.47	Employment Agreement effective October 3, 2016 between Advance Auto Parts, Inc. and Thomas B. Okray.	10-Q	10.1	11/15/2016
10.48	Credit Agreement, dated as January 31, 2017, among Advance Auto Parts, Inc., Advance Stores Company, Incorporated, the lenders party thereto, and Bank of America, N.A., as Administrative Agent.	8-K	10.1	2/6/2017

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith
10.49	Guarantee Agreement, dated as of January 31, 2017, among Advance Auto Parts, Inc., Advance Stores Company, Incorporated, the other guarantors from time to time party thereto and Bank of America, N.A., as administrative agent for the lenders.	8-K	10.2	2/6/2017
10.50	Employment Agreement effective August 21, 2016 between Advance Auto Parts, Inc. and Robert B. Cushing.				X
10.51	Form of Senior Vice President Loyalty Agreement between Natalie Schechtman and Advance Auto Parts, Inc.				X
10.52	2016 Restricted Stock Unit Award Agreement (Time-Based) between Advance Auto Parts, Inc. and Thomas B. Okray dated November 21, 2016.				X
10.53	2016 Restricted Stock Unit Award Agreement (Performance-Based) between Advance Auto Parts, Inc. and Robert B. Cushing dated September 7, 2016.				X
10.54	Sixth Amendment to the Advance Auto Parts, Inc. Deferred Compensation Plan (As Amended and Restated Effective as of January 1, 2008).				X
10.55	Sixth Amendment to the Advance Auto Parts, Inc. Deferred Stock Unit Plan for Non-Employee Directors and Selected Executives (As Amended and Restated Effective as of January 1, 2008).				X
10.56	Seventh Amendment to the Advance Auto Parts, Inc. Deferred Stock Unit Plan for Non-Employee Directors and Selected Executives (As Amended and Restated Effective as of January 1, 2008).				X
10.57	Form of 2015 Advance Auto Parts, Inc. Restricted Stock Unit Award Agreement.				X
10.58	Form of 2015 Advance Auto Parts, Inc. SARs Award Agreement.				X
12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges.				X
21.1	Subsidiaries of Advance Auto.				X
23.1	Consent of Deloitte & Touche LLP.				X
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document