Form 10-Q
period 2017-04-22
ADVANCE AUTO PARTS INC
filed 2017-05-24
CIK 1158449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 22, 2017
OR
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 19, 2017, the registrant had outstanding 73,844,670 shares of Common Stock, par value $0.0001 per share (the only class of common stock of the registrant outstanding).

i

PART I.  FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF
ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except per share data) (Unaudited)

	April 22, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$126,087	$135,178
Receivables, net	683,024	641,252
Inventories	4,413,803	4,325,868
Other current assets	83,779	70,466
Total current assets	5,306,693	5,172,764
Property and equipment, net of accumulated depreciation of $1,716,511 and $1,660,648	1,439,621	1,446,340
Goodwill	990,695	990,877
Intangible assets, net	626,974	640,903
Other assets, net	64,674	64,149
	$8,428,657	$8,315,033
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	3,049,218	3,086,177
Accrued expenses	563,276	554,397
Other current liabilities	47,137	35,472
Total current liabilities	3,659,631	3,676,046
Long-term debt	1,073,372	1,042,949
Deferred income taxes	446,128	454,282
Other long-term liabilities	225,851	225,564
Commitments and contingencies
Stockholders' equity:
Preferred stock, nonvoting, $0.0001 par value	—	—
Common stock, voting, $0.0001 par value	8	8
Additional paid-in capital	639,537	631,052
Treasury stock, at cost	(141,223)	(138,102)
Accumulated other comprehensive loss	(40,574)	(39,701)
Retained earnings	2,565,927	2,462,935
Total stockholders' equity	3,023,675	2,916,192
	$8,428,657	$8,315,033

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands, except per share data) (Unaudited)

	Sixteen Week Periods Ended
	April 22, 2017	April 23, 2016
Net sales	$2,890,838	$2,979,778
Cost of sales, including purchasing and warehousing costs	1,620,154	1,629,889
Gross profit	1,270,684	1,349,889
Selling, general and administrative expenses	1,090,904	1,078,890
Operating income	179,780	270,999
Other, net:
Interest expense	(18,430)	(18,943)
Other income, net	4,813	3,123
Total other, net	(13,617)	(15,820)
Income before provision for income taxes	166,163	255,179
Provision for income taxes	58,203	96,366
Net income	$107,960	$158,813

Basic earnings per share	$1.46	$2.16
Weighted average shares outstanding	73,782	73,401

Diluted earnings per share	$1.46	$2.14
Weighted average shares outstanding - assuming dilution	74,093	73,847

Dividends declared per share	$0.06	$0.06

Condensed Consolidated Statements of Comprehensive Income
(In thousands) (Unaudited)

	Sixteen Week Periods Ended
	April 22, 2017	April 23, 2016
Net income	$107,960	$158,813
Other comprehensive (loss) income:
Changes in net unrecognized other postretirement benefit costs, net of tax of $55 and $118	(85)	(182)
Currency translation adjustments	(788)	16,425
Total other comprehensive (loss) income	(873)	16,243
Comprehensive income	$107,087	$175,056

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows (In thousands) (Unaudited)
	Sixteen Week Periods Ended
	April 22, 2017	April 23, 2016
Cash flows from operating activities:
Net income	$107,960	$158,813
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	77,430	79,320
Share-based compensation	12,374	6,654
Loss on property and equipment, net	275	1,484
(Benefit) provision for deferred income taxes	(7,704)	7,164
Other, net	1,699	(2,006)
Net change in:
Receivables, net	(42,207)	(50,224)
Inventories	(89,384)	(246,458)
Accounts payable	(36,710)	108,500
Accrued expenses	20,293	20,025
Other assets and liabilities	(8,945)	5,174
Net cash provided by operating activities	35,081	88,446
Cash flows from investing activities:
Purchases of property and equipment	(65,279)	(89,138)
Proceeds from sales of property and equipment	947	1,227
Other, net	193	—
Net cash used in investing activities	(64,139)	(87,911)
Cash flows from financing activities:
Increase in bank overdrafts	8,490	14,644
Borrowings under credit facilities	483,500	357,500
Payments on credit facilities	(453,500)	(331,500)
Dividends paid	(8,902)	(8,850)
Proceeds from the issuance of common stock	1,036	1,085
Tax withholdings related to the exercise of stock appreciation rights	(5,707)	(11,134)
Repurchase of common stock	(3,121)	(11,813)
Other, net	(1,924)	(125)
Net cash provided by financing activities	19,872	9,807
Effect of exchange rate changes on cash	95	2,584
Net (decrease) increase in cash and cash equivalents	(9,091)	12,926
Cash and cash equivalents, beginning of period	135,178	90,782
Cash and cash equivalents, end of period	$126,087	$103,708

Non-cash transactions:
Accrued purchases of property and equipment	$14,524	$20,504

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(In thousands, except per share data) (Unaudited)

1. Description of Business and Basis of Presentation

Advance Auto Parts, Inc. and subsidiaries is a leading automotive aftermarket parts provider in North America, serving both "do-it-for-me", or Professional, and "do-it-yourself", or DIY customers. The accompanying interim unaudited condensed consolidated financial statements have been prepared by the Company and include the accounts of Advance Auto Parts, Inc. ("Advance"), its wholly owned subsidiary, Advance Stores Company, Incorporated ("Advance Stores"), and its subsidiaries (collectively referred to as "Advance", "we", "us", "our" or "the Company").

As of April 22, 2017, the Company operated a total of 5,059 stores and 130 distribution branches primarily within the United States, with additional locations in Canada, Puerto Rico and the U.S. Virgin Islands. The Company's stores operate primarily under the trade names "Advance Auto Parts," "Carquest" and "Autopart International," and our distribution branches operate under the "Worldpac" trade name. In addition, the Company serves approximately 1,250 independently-owned Carquest branded stores ("independent stores") as of April 22, 2017 across the same geographic locations served by the Company's stores in addition to Mexico, the Bahamas, Turks and Caicos, the British Virgin Islands and the Pacific Islands.

The accounting policies followed in the presentation of interim financial results are consistent with those followed on an annual basis. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair presentation of the financial position of the Company, the results of its operations and cash flows have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, have been condensed or omitted based upon the Securities and Exchange Commission ("SEC") interim reporting guidance. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for 2016 as filed with the SEC on February 28, 2017.

The results of operations for the interim periods are not necessarily indicative of the operating results to be expected for the full fiscal year. The first quarter of each of the Company's fiscal years contains 16 weeks. The Company's remaining three quarters consist of 12 weeks.

Recently Adopted Accounting Pronouncements

In March 2016, the FASB issued ASU 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" aimed at simplifying certain aspects of accounting for share-based payment transactions. The areas for simplification include the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The Company adopted ASU 2016-09 in the first quarter of 2017 and recorded a cumulative effect reduction to beginning retained earnings of $490 related to the Company's election to record forfeitures as they occur. In addition, the Company elected to retrospectively adopt the provision regarding the presentation of excess tax benefits in the statement of cash flows, which resulted in an increase in our net cash provided by operating activities and a decrease in our net cash provided by financing activities of $13,145 for the sixteen weeks ended April 23, 2016. The provision requiring the inclusion of excess tax benefits (deficits) as a component of the provision for income taxes in the consolidated results of operations will be applied prospectively. The Company recorded excess tax benefits of $4,104 as a reduction in Provision for income taxes during the sixteen weeks ended April 22, 2017.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)." This ASU is a comprehensive new leases standard that amends various aspects of existing guidance for leases and requires additional disclosures about leasing arrangements. It will require lessees to recognize lease assets and lease liabilities for all leases, including those leases previously classified as operating leases under current GAAP. The ASU is effective for annual periods beginning after December 15, 2018 with early adoption permitted. From a balance sheet perspective, the Company expects adoption of the new standard to have a material effect on its Total assets and Total liabilities as a result of recording the required right of use asset and associated lease liability. However, the Company has not completed its analysis and is unable to quantify the impact at this time. At this time the Company does not expect adoption of ASU 2016-02 to have a material impact on its consolidated statements of operations as the majority of its leases will remain operating in nature. As such, the expense recognition will be similar to previously required straight-line expense treatment. The Company is also in the process of identifying changes to its business processes, systems and controls to support adoption of the new standard in 2019.

In May 2014, the FASB issued ASU 2014-09 "Revenue from Contracts with Customers (Topic 606)." This ASU, along with subsequent ASU's issued to clarify certain provisions of ASU 2014-09, is a comprehensive new revenue recognition model that expands disclosure requirements and requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017 with early adoption permitted. The Company plans to adopt the new standard effective January 1, 2018 and apply the modified retrospective method. The Company is currently analyzing the impact of ASU 2014-09, as amended, on its revenue contracts, comparing the Company's current accounting policies and practices to the requirements of the new standard and identifying potential differences that would result from applying the new standard to its contracts. At this time, the Company does not expect adoption of the new standard to have a material impact on its consolidated financial condition, results of operations or cash flows. Additionally, the Company does not anticipate any significant changes to business processes, controls or systems as a result of adopting the new standard.

2. Inventories

Inventories are stated at the lower of cost or market. The Company used the LIFO method of accounting for approximately 88% and 89% of inventories at April 22, 2017 and December 31, 2016. Under the LIFO method, the Company’s cost of sales reflects the costs of the most recently purchased inventories, while the inventory carrying balance represents the costs for inventories purchased in 2017 and prior years. As a result of changes in the LIFO reserve, the Company recorded a reduction to cost of sales of $17,985 and $31,489 for the sixteen weeks ended April 22, 2017 and April 23, 2016.

An actual valuation of inventory under the LIFO method is performed by the Company at the end of each fiscal year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs.

Inventory balances were as follows:

	April 22, 2017	December 31, 2016
Inventories at FIFO	$4,189,980	$4,120,030
Adjustments to state inventories at LIFO	223,823	205,838
Inventories at LIFO	$4,413,803	$4,325,868

3. Exit Activities

Integration of Carquest stores

The Company is in the process of a multi-year integration, which includes the consolidation and conversion of its Carquest stores acquired with General Parts International, Inc. (“GPI”) on January 2, 2014. As of April 22, 2017, 339 Carquest stores acquired with GPI had been consolidated into existing Advance Auto Parts stores and 320 stores had been converted to the Advance Auto Parts format. During the sixteen weeks ended April 22, 2017, a total of six Carquest stores were consolidated and 38 Carquest stores were converted. We expect to consolidate or convert the remaining U.S. Carquest stores over the next few years. As of April 22, 2017, the Company had 565 stores still operating under the Carquest name. The Company incurred $1,094 and $12,185 of exit costs related to the consolidations during the sixteen weeks ended April 22, 2017 and April 23, 2016, primarily related to closed store lease obligations. These costs are included in Selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

Total Exit Liabilities

The Company's total exit liabilities include liabilities recorded in connection with the consolidation of Carquest stores described above, along with liabilities associated with closures that have occurred as part of our normal market evaluation process. Cash payments on the closed facility lease obligations are expected to be made through 2028. A summary of the Company’s exit liabilities are presented in the following table:

	Closed Facility Lease Obligations	Severance	Total
Balance, December 31, 2016	$44,265	$959	$45,224
Reserves established	1,589	59	1,648
Change in estimates	2,304	(156)	2,148
Cash payments	(6,410)	(300)	(6,710)
Balance, April 22, 2017	$41,748	$562	$42,310

Balance, January 2, 2016	$42,490	$6,255	$48,745
Reserves established	23,252	988	24,240
Change in estimates	(3,073)	(410)	(3,483)
Cash payments	(18,404)	(5,874)	(24,278)
Balance, December 31, 2016	$44,265	$959	$45,224

4. Intangible Assets

The Company's definite-lived intangible assets include customer relationships, favorable leases and non-compete agreements. Amortization expense was $14,566 and $14,942 for the sixteen weeks ended April 22, 2017 and April 23, 2016.

5. Receivables, net

Receivables consist of the following:

	April 22, 2017	December 31, 2016
Trade	$446,746	$407,301
Vendor	254,875	239,770
Other	13,849	23,345
Total receivables	715,470	670,416
Less: Allowance for doubtful accounts	(32,446)	(29,164)
Receivables, net	$683,024	$641,252

6. Long-term Debt and Fair Value of Financial Instruments

Long-term debt consists of the following:

	April 22, 2017	December 31, 2016
Revolving facility at variable interest rates (4.10% at April 22, 2017) due January 31, 2022	$30,000	$—
5.75% Senior Unsecured Notes (net of unamortized discount and debt issuance costs of $1,812 and $1,994 at April 22, 2017 and December 31, 2016) due May 1, 2020	298,188	298,006
4.50% Senior Unsecured Notes (net of unamortized discount and debt issuance costs of $1,300 and $1,384 at April 22, 2017 and December 31, 2016) due January 15, 2022	298,700	298,616
4.50% Senior Unsecured Notes (net of unamortized discount and debt issuance costs of $3,516 and $3,673 at April 22, 2017 and December 31, 2016) due December 1, 2023	446,484	446,327
Other	520	306
	1,073,892	1,043,255
Less: Current portion of long-term debt (included in Other current liabilities)	(520)	(306)
Long-term debt, excluding current portion	$1,073,372	$1,042,949

Fair value of long-term debt	$1,158,000	$1,118,000

Fair Value of Financial Assets and Liabilities

The fair value of the Company's senior unsecured notes was determined using Level 2 inputs based on quoted market prices. The Company believes the carrying value of its other long-term debt approximates fair value. The carrying amounts of the Company's cash and cash equivalents, receivables, accounts payable and accrued expenses approximate their fair values due to the relatively short-term nature of these instruments.

Bank Debt

On January 31, 2017, the Company entered into a new credit agreement which provides a $1,000,000 unsecured revolving credit facility (the “2017 Credit Agreement”) with Advance Stores, as Borrower, the lenders party thereto, and Bank of America, N.A., as the administrative agent. This new revolver under the 2017 Credit Agreement replaced the revolver under the 2013 Credit Agreement. The 2017 Credit Agreement provides for the issuance of letters of credit with a sublimit of $200,000. The Company may request that the total revolving commitment be increased by an amount not exceeding $250,000 during the term of the 2017 Credit Agreement. Voluntary prepayments and voluntary reductions of the revolving loan balance, if any, are permitted in whole or in part, at the Company’s option, in minimum principal amounts as specified in the 2017 Credit Agreement. The 2017 Credit Agreement terminates in January 2022; however, the Company may request one or two one-year extensions of the termination date prior to the first or second anniversary of the closing date.

As of April 22, 2017, under the 2017 Credit Agreement, the Company had $30,000 outstanding borrowings under the revolver. As of April 22, 2017, the Company also had letters of credit outstanding of $100,719, which in conjunction with certain covenant restrictions reduced the availability under the revolver to $787,788. The letters of credit generally have a term of one year or less and primarily serve as collateral for the Company’s self-insurance policies.

The interest rates on outstanding amounts, if any, on the revolving facility under the 2017 Credit Agreement will be based, at the Company’s option, on an adjusted LIBOR, plus a margin, or an alternate base rate, plus a margin. After an initial interest period, the Company may elect to convert a particular borrowing to a different type. The initial margins per annum for the revolving loan are 1.10% for the adjusted LIBOR and 0.10% for alternate base rate borrowings. A facility fee of 0.15% per annum will be charged on the total revolving facility commitment, payable quarterly in arrears. Under the terms of the 2017 Credit Agreement, the interest rate spread, facility fee and commitment fee will be based on the Company’s credit rating.

The 2017 Credit Agreement contains customary covenants restricting the ability of: (a) Advance Stores and its subsidiaries to, among other things, (i) create, incur or assume additional debt (only with respect to subsidiaries of Advance Stores), (ii) incur liens, (iii) guarantee obligations, and (iv) change the nature of its business conducted by itself and its subsidiaries; (b) Advance, Advance Stores and their subsidiaries to, among other things (i) enter into certain hedging arrangements, (ii) enter into restrictive agreements limiting their ability to incur liens on any of their property or assets, pay distributions, repay loans, or guarantee indebtedness of their subsidiaries; and (c) Advance, among other things, to change the holding company status of Advance. Advance Stores is required to comply with financial covenants with respect to a maximum leverage ratio and a minimum coverage ratio. The 2017 Credit Agreement also provides for customary events of default, including non-payment defaults, covenant defaults and cross-defaults of Advance Stores’ other material indebtedness. The Company was in compliance with its financial covenants with respect to the 2017 Credit Agreement as of April 22, 2017.

Debt Guarantees

The Company is a guarantor of loans made by banks to various independently-owned Carquest branded stores that are customers of the Company totaling $24,426 as of April 22, 2017. These loans are collateralized by security agreements on merchandise inventory and other assets of the borrowers. The approximate value of the inventory collateralized by these agreements is $67,046 as of April 22, 2017. The Company believes that the likelihood of performance under these guarantees is remote, and any fair value attributable to these guarantees would be very minimal.

7. Earnings per Share

Diluted earnings per share are calculated by including the effect of dilutive securities. Share-based awards to purchase approximately 42 and 22 shares of common stock during the sixteen week periods ended April 22, 2017 and April 23, 2016 were not included in the calculation of diluted earnings per share because they were anti-dilutive.

The following table illustrates the computation of basic and diluted earnings per share:

	Sixteen Weeks Ended
	April 22, 2017	April 23, 2016
Numerator
Net income	$107,960	$158,813
Denominator
Basic weighted average shares	73,782	73,401
Dilutive impact of share-based awards	311	446
Diluted weighted average shares	74,093	73,847

Basic earnings per share	$1.46	$2.16

Diluted earnings per share	$1.46	$2.14

8. Share-Based Compensation

During the sixteen week period ended April 22, 2017, the Company granted 145 time-based restricted stock units ("RSUs"), 46 performance-based RSUs and 23 market-based RSUs. The general terms of the time-based and performance-based RSUs are similar to awards previously granted by the Company. The market-based RSUs will vest depending on the Company's relative total shareholder return among a designated group of peer companies during a three-year period and will be subject to a one-year holding period after vesting.

The weighted average fair values of the time-based, performance-based and market-based RSUs granted during the sixteen week period ended April 22, 2017 were $157.94, $155.98 and $147.83 per share. For time-based and performance-based RSUs, the fair value of each award was determined based on the market price of the Company’s stock on the date of grant adjusted for expected dividends during the vesting period, as applicable. The fair value of each market-based RSU was determined using a Monte Carlo simulation model.

Total share-based compensation expense included in the Company’s condensed consolidated statements of operations was $12,374 for the sixteen week period ended April 22, 2017 and the related income tax benefit recognized was $4,662. As of April 22, 2017, there was $59,612 of unrecognized compensation expense related to all share-based awards that is expected to be recognized over a weighted average period of 1.8 years.

9. Warranty Liabilities

The following table presents changes in the Company’s warranty reserves, which are included in Accrued expenses in its condensed consolidated balance sheets.

	April 22, 2017	December 31, 2016
	(16 weeks ended)	(52 weeks ended)
Warranty reserve, beginning of period	$47,243	$44,479
Additions to warranty reserves	15,969	46,903
Reserves utilized	(13,106)	(44,139)
Warranty reserve, end of period	$50,106	$47,243

10. Condensed Consolidating Financial Statements

Certain 100% wholly-owned domestic subsidiaries of Advance, including its Material Subsidiaries (as defined in the 2017 Credit Agreement) serve as guarantors of Advance's senior unsecured notes ("Guarantor Subsidiaries"). The subsidiary guarantees related to Advance's senior unsecured notes are full and unconditional and joint and several, and there are no restrictions on the ability of Advance to obtain funds from its Guarantor Subsidiaries. Certain of Advance's wholly-owned subsidiaries, including all of its foreign subsidiaries, do not serve as guarantors of Advance's senior unsecured notes ("Non-Guarantor Subsidiaries"). The Company presents below the condensed consolidating financial information for the Guarantor Subsidiaries and Non-Guarantor Subsidiaries. Investments in subsidiaries of the Company are presented under the equity method in the condensed consolidating financial statements.

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

Condensed Consolidating Balance Sheets (Unaudited)
As of April 22, 2017

	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$22	$87,644	$38,443	$(22)	$126,087
Receivables, net	—	647,480	35,544	—	683,024
Inventories	—	4,218,338	195,465	—	4,413,803
Other current assets	179	82,726	1,133	(259)	83,779
Total current assets	201	5,036,188	270,585	(281)	5,306,693
Property and equipment, net of accumulated depreciation	120	1,430,216	9,285	—	1,439,621
Goodwill	—	943,359	47,336	—	990,695
Intangible assets, net	—	582,594	44,380	—	626,974
Other assets, net	4,513	64,053	621	(4,513)	64,674
Investment in subsidiaries	3,121,169	390,370	—	(3,511,539)	—
Intercompany note receivable	1,048,508	—	—	(1,048,508)	—
Due from intercompany, net	—	—	319,244	(319,244)	—
	$4,174,511	$8,446,780	$691,451	$(4,884,085)	$8,428,657
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$35	$2,795,980	$253,203	$—	$3,049,218
Accrued expenses	2,000	540,074	21,461	(259)	563,276
Other current liabilities	—	42,307	4,852	(22)	47,137
Total current liabilities	2,035	3,378,361	279,516	(281)	3,659,631
Long-term debt	1,043,372	30,000	—	—	1,073,372
Deferred income taxes	—	431,097	19,544	(4,513)	446,128
Other long-term liabilities	—	223,830	2,021	—	225,851
Intercompany note payable	—	1,048,508	—	(1,048,508)	—
Due to intercompany, net	105,429	213,815	—	(319,244)	—
Commitments and contingencies

Stockholders' equity	3,023,675	3,121,169	390,370	(3,511,539)	3,023,675
	$4,174,511	$8,446,780	$691,451	$(4,884,085)	$8,428,657

Condensed Consolidating Balance Sheets (Unaudited)
As of December 31, 2016

	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$22	$78,543	$56,635	$(22)	$135,178
Receivables, net	—	619,229	22,023	—	641,252
Inventories	—	4,126,465	199,403	—	4,325,868
Other current assets	—	69,385	1,153	(72)	70,466
Total current assets	22	4,893,622	279,214	(94)	5,172,764
Property and equipment, net of accumulated depreciation	128	1,436,459	9,753	—	1,446,340
Goodwill	—	943,359	47,518	—	990,877
Intangible assets, net	—	595,596	45,307	—	640,903
Other assets, net	4,634	63,376	773	(4,634)	64,149
Investment in subsidiaries	3,008,856	375,420	—	(3,384,276)	—
Intercompany note receivable	1,048,424	—	—	(1,048,424)	—
Due from intercompany, net	—	—	316,109	(316,109)	—
	$4,062,064	$8,307,832	$698,674	$(4,753,537)	$8,315,033
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$—	$2,813,937	$272,240	$—	$3,086,177
Accrued expenses	1,505	526,652	26,312	(72)	554,397
Other current liabilities	—	32,508	2,986	(22)	35,472
Total current liabilities	1,505	3,373,097	301,538	(94)	3,676,046
Long-term debt	1,042,949	—	—	—	1,042,949
Deferred income taxes	—	439,283	19,633	(4,634)	454,282
Other long-term liabilities	—	223,481	2,083	—	225,564
Intercompany note payable	—	1,048,424	—	(1,048,424)	—
Due to intercompany, net	101,418	214,691	—	(316,109)	—
Commitments and contingencies

Stockholders' equity	2,916,192	3,008,856	375,420	(3,384,276)	2,916,192
	$4,062,064	$8,307,832	$698,674	$(4,753,537)	$8,315,033

Condensed Consolidating Statements of Operations (Unaudited)
For the Sixteen weeks ended April 22, 2017

	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$2,801,854	$172,004	$(83,020)	$2,890,838
Cost of sales, including purchasing and warehousing costs	—	1,577,273	125,901	(83,020)	1,620,154
Gross profit	—	1,224,581	46,103	—	1,270,684
Selling, general and administrative expenses	14,797	1,067,656	24,402	(15,951)	1,090,904
Operating (loss) income	(14,797)	156,925	21,701	15,951	179,780
Other, net:
Interest (expense) income	(16,290)	(2,159)	19	—	(18,430)
Other income (expense), net	31,784	(7,352)	(3,668)	(15,951)	4,813
Total other, net	15,494	(9,511)	(3,649)	(15,951)	(13,617)
Income before provision for income taxes	697	147,414	18,052	—	166,163
(Benefit) provision for income taxes	(1,743)	57,446	2,500	—	58,203
Income before equity in earnings of subsidiaries	2,440	89,968	15,552	—	107,960
Equity in earnings of subsidiaries	105,520	15,552	—	(121,072)	—
Net income	$107,960	$105,520	$15,552	$(121,072)	$107,960

Condensed Consolidating Statements of Operations (Unaudited)
For the Sixteen weeks ended April 23, 2016

	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$2,892,386	$188,975	$(101,583)	$2,979,778
Cost of sales, including purchasing and warehousing costs	—	1,598,817	132,655	(101,583)	1,629,889
Gross profit	—	1,293,569	56,320	—	1,349,889
Selling, general and administrative expenses	7,911	1,060,767	28,358	(18,146)	1,078,890
Operating (loss) income	(7,911)	232,802	27,962	18,146	270,999
Other, net:
Interest (expense) income	(16,143)	(2,823)	23	—	(18,943)
Other income (expense), net	23,542	(6,276)	4,003	(18,146)	3,123
Total other, net	7,399	(9,099)	4,026	(18,146)	(15,820)
(Loss) income before provision for income taxes	(512)	223,703	31,988	—	255,179
(Benefit) provision for income taxes	(1,430)	91,275	6,521	—	96,366
Income before equity in earnings of subsidiaries	918	132,428	25,467	—	158,813
Equity in earnings of subsidiaries	157,895	25,467	—	(183,362)	—
Net income	$158,813	$157,895	$25,467	$(183,362)	$158,813

Condensed Consolidating Statements of Comprehensive Income (Unaudited)
For the Sixteen Weeks ended April 22, 2017

	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$107,960	$105,520	$15,552	$(121,072)	$107,960
Other comprehensive loss	(873)	(873)	(788)	1,661	(873)
Comprehensive income	$107,087	$104,647	$14,764	$(119,411)	$107,087

Condensed Consolidating Statements of Comprehensive Income (Unaudited)
For the Sixteen Weeks ended April 23, 2016

	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$158,813	$157,895	$25,467	$(183,362)	$158,813
Other comprehensive income	16,243	16,243	16,425	(32,668)	16,243
Comprehensive income	$175,056	$174,138	$41,892	$(216,030)	$175,056

Condensed Consolidating Statements of Cash Flows (Unaudited)
For the Sixteen weeks ended April 22, 2017

	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$55,378	$(20,297)	$—	$35,081
Cash flows from investing activities:
Purchases of property and equipment	—	(64,978)	(301)	—	(65,279)
Proceeds from sales of property and equipment	—	947	—	—	947
Other, net	—	(253)	446	—	193
Net cash (used in) provided by investing activities	—	(64,284)	145	—	(64,139)
Cash flows from financing activities:
Increase in bank overdrafts	—	6,625	1,865	—	8,490
Borrowings under credit facilities	—	483,500	—	—	483,500
Payments on credit facilities	—	(453,500)	—	—	(453,500)
Dividends paid	—	(8,902)	—	—	(8,902)
Proceeds from the issuance of common stock	—	1,036	—	—	1,036
Tax withholdings related to the exercise of stock appreciation rights	—	(5,707)	—	—	(5,707)
Repurchase of common stock	—	(3,121)	—	—	(3,121)
Other, net	—	(1,924)	—	—	(1,924)
Net cash provided by financing activities	—	18,007	1,865	—	19,872
Effect of exchange rate changes on cash	—	—	95	—	95
Net increase (decrease) in cash and cash equivalents	—	9,101	(18,192)	—	(9,091)
Cash and cash equivalents, beginning of period	22	78,543	56,635	(22)	135,178
Cash and cash equivalents, end of period	$22	$87,644	$38,443	$(22)	$126,087

Condensed Consolidating Statements of Cash Flows (Unaudited)
For the Sixteen weeks ended April 23, 2016

	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$89,349	$(903)	$—	$88,446
Cash flows from investing activities:
Purchases of property and equipment	—	(88,303)	(835)	—	(89,138)
Proceeds from sales of property and equipment	—	1,226	1	—	1,227
Net cash used in investing activities	—	(87,077)	(834)	—	(87,911)
Cash flows from financing activities:
Increase in bank overdrafts	—	7,670	6,974	—	14,644
Borrowings under credit facilities	—	357,500	—	—	357,500
Payments on credit facilities	—	(331,500)	—	—	(331,500)
Dividends paid	—	(8,850)	—	—	(8,850)
Proceeds from the issuance of common stock	—	1,085	—	—	1,085
Tax withholdings related to the exercise of stock appreciation rights	—	(11,134)	—	—	(11,134)
Repurchase of common stock	—	(11,813)	—	—	(11,813)
Other, net	—	(125)	—	—	(125)
Net cash provided by financing activities	—	2,833	6,974	—	9,807
Effect of exchange rate changes on cash	—	—	2,584	—	2,584
Net increase in cash and cash equivalents	—	5,105	7,821	—	12,926
Cash and cash equivalents, beginning of period	8	63,458	27,324	(8)	90,782
Cash and cash equivalents, end of period	$8	$68,563	$35,145	$(8)	$103,708

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and notes included in our 2016 Form 10-K and our unaudited condensed consolidated financial statements and the notes to those statements that appear elsewhere in this report.

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

Listed below and discussed in our Annual Report on Form 10-K for the year ended December 31, 2016 (filed with the Securities and Exchange Commission, or SEC, on February 28, 2017), which we refer to as our 2016 Form 10-K, are some important risks, uncertainties and contingencies which could cause our actual results, performance or achievements to be materially different from any forward-looking statements made or implied in this report. These include, but are not limited to, the following:

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

Management Overview

We generated diluted earnings per share ("Diluted EPS") of $1.46 during our sixteen weeks ended April 22, 2017 (or the first quarter of 2017) compared to $2.14 for the comparable period of 2016. When adjusted for the following non-operational items, our adjusted diluted earnings per share ("Adjusted EPS") was $1.60 during the first quarter of 2017 compared to $2.51 during the comparable period of 2016:

	Q1 2017	Q1 2016
GPI integration and store consolidation costs	$0.11	$0.26
GPI amortization of acquired intangible assets	$0.10	$0.11
Other income adjustment	$(0.07)	$—

Refer to "Reconciliation of Non-GAAP Financial Measures" for further details of our comparable adjustments and the usefulness of such measures to investors.

Our comparable store sales declined 2.7% in the first quarter of 2017, driven by timing impacts from the fourth quarter of 2016 and macroeconomic pressures on the industry. The shift in holiday timing, which increased sales in the fourth quarter of 2016, negatively impacted the first quarter of 2017. In addition, an increase in winter related demand late in 2016 pulled sales out of the first quarter of 2017. Macroeconomic pressures within the overall industry also resulted in softer consumer demand in the middle of the quarter, resulting in a slower start to the spring selling season.

As in the past several quarters, our operating profit margin reflects deliberate choices to invest in our business and improve productivity for the long-term. Despite the softness in sales, we made the decision to sustain our investments in customer service initiatives, which lowered operating margins for the quarter. However, these investments are necessary as we build a foundation for sustainable, long-term performance improvement.

Summary of First Quarter Financial Results

A high-level summary of our financial results for the first quarter of 2017 is included below:

•
Total sales during the first quarter of 2017 were $2,890.8 million, a decrease of 3.0% as compared to the first quarter of 2016. This decrease was primarily driven by a comparable store sales decline of 2.7%, store closures and the effect of Carquest store consolidations.

•
Operating income for the first quarter of 2017 was $179.8 million, a decrease of $91.2 million from the comparable period of 2016. As a percentage of total sales, operating income was 6.2%, a decrease of 288 basis points versus the comparable period of 2016.

•
Inventories as of April 22, 2017 increased $87.9 million, or 2.0%, over inventories as of December 31, 2016. The first quarter is typically our highest inventory build quarter for the year as we prepare for the spring and summer selling season. Year-over-year we have decreased inventory from April 23, 2016 as a result of improved inventory management.

•
We generated operating cash flow of $35.1 million for the first quarter of 2017, a decrease of 60.3%, primarily due to decreased sales coupled with higher cash outflows associated with accounts payable, partially offset by lower growth in inventories as compared to the same period in 2016.

Refer to "Results of Operations" and "Liquidity and Capital Resources" for further details of our income statement and cash flow results.

Business Update

We continue to make progress on the growth and margin expansion elements of our strategic business plan, including improving the customer experience and driving consistent execution for both Professional and DIY customers. For our Professional customers we are building on the successful pilots we conducted in 2016 to improve availability and position the right parts closer to the right customers by store, while reducing order to delivery time and overall inventory levels. These capabilities will be expanded to additional markets throughout the year. The improvements in availability will be augmented with an enhanced technology platform, expected to be fully deployed in the third quarter of 2017, that will provide better customer insight for Customer Account Managers. During the first quarter of 2017, we also piloted programs aimed at standardizing the in-store DIY experience so that every store has the same consistent processes, training and approach to servicing the customer.

Our productivity agenda focuses on reducing costs through i) zero based budgeting, ii) optimizing our supply chain and iii) reducing material input costs. We have completed process redesigns and policy changes in many areas of the Company to identify and eliminate redundancies and unproductive spending. In addition, we have been conducting an extensive review of product categories to better understand the material cost of the Stock Keeping Units ("SKUs") in our assortment and how we can collaborate with our suppliers to lower costs and increase volume. With regards to our supply chain, we are looking at it differently by starting with the customer and working back to better meet their needs. The optimization of our supply chain will include building new capabilities while driving productivity though a better utilization of our entire asset base. To date, we have been building the foundational elements of our productivity agenda. We are now beginning to drive execution of these plans, and expect to see cost savings in the second half of 2017.

Industry Update

Operating within the automotive aftermarket industry, we are influenced by a number of general macroeconomic factors similar to those affecting the overall retail industry. These factors include, but are not limited to, fuel costs, unemployment rates, consumer confidence and competition. We believe the macroeconomic environment should position our industry favorably overall in 2017 as continued lower fuel costs, a stabilized labor market and increasing disposable income should help to provide a positive impact. In addition, industry fundamentals continue to be strong with miles driven increasing and the number of vehicles 11 years and older continuing to increase.    Conversely, we continue to monitor factors negatively affecting the automotive aftermarket industry including the deferral of elective automotive maintenance in the near term as more consumers contemplate new automobile purchases and longer maintenance and part failure intervals on newer cars due to improved quality.
Our business is also somewhat seasonal in nature, with the highest sales usually occurring in the spring and summer months. In addition, our business can be affected significantly by weather conditions. While unusually heavy precipitation tends to soften sales as elective maintenance is deferred during such periods, extremely hot or cold weather tends to enhance sales by causing automotive parts to fail at an accelerated rate.
Store Development

We serve our Professional and DIY customers in a similar fashion through four different store brands. The table below sets forth detail of our store and branch development activity for the sixteen weeks ended April 22, 2017, including the consolidation of stores as part of our integration plans, and the number of locations with Professional delivery programs. In addition to the changes in our store counts detailed below, during the sixteen weeks ended April 22, 2017 we relocated 11 of our stores.
We calculate comparable store sales based on the change in store or branch sales starting once a location has been open for 13 complete accounting periods (approximately one year) and by including e-commerce sales. Sales to independently-owned Carquest stores are excluded from our comparable store sales. Acquired stores are included in our comparable store sales once the stores have completed 13 complete accounting periods following the acquisition date.

	AAP	AI	CARQUEST	WORLDPAC	Total
December 31, 2016	4,273	181	608	127	5,189
New	8	1	3	3	15
Closed	(4)	—	(2)	—	(6)
Consolidated (1)	(3)	—	(6)	—	(9)
Converted (2)	38	—	(38)	—	—
April 22, 2017	4,312	182	565	130	5,189
Locations with professional delivery programs	3,589	182	565	130	4,466

(1) Consolidated stores include Carquest stores whose operations were consolidated into existing AAP locations as a result of the planned integration of Carquest.
(2) Converted stores include Carquest stores that were re-branded as an AAP store as a result of the planned integration of Carquest.

Critical Accounting Policies and Estimates

Our discussion and analysis of the financial condition and results of operations are based on these financial statements. The preparation of these financial statements requires the application of accounting policies in addition to certain estimates and judgments by our management. Our estimates and judgments are based on currently available information, historical results and other assumptions we believe are reasonable. Actual results could differ materially from these estimates. During the sixteen weeks ended April 22, 2017, we consistently applied the critical accounting policies discussed in our 2016 Form 10-K. For a complete discussion regarding these critical accounting policies, refer to the 2016 Form 10-K.

Results of Operations

The following table sets forth certain of our operating data expressed as a percentage of net sales for the periods indicated.

	Sixteen Week Periods Ended				$ Increase/(Decrease)	Basis point Increase/(Decrease)
(In millions)	April 22, 2017		April 23, 2016
Net sales	$2,890.8	100.0%	$2,979.8	100.0%	$(88.9)	—
Cost of sales	1,620.2	56.0	1,629.9	54.7	(9.7)	135
Gross profit	1,270.7	44.0	1,349.9	45.3	(79.2)	(135)
SG&A expense	1,090.9	37.7	1,078.9	36.2	12.0	153
Operating income	179.8	6.2	271.0	9.1	(91.2)	(288)
Interest expense	(18.4)	(0.6)	(18.9)	(0.6)	0.5	—
Other income, net	4.8	0.2	3.1	0.1	1.7	6
Provision for income taxes	58.2	2.0	96.4	3.2	(38.2)	(122)
Net income	$108.0	3.7%	$158.8	5.3%	$(50.9)	(160)

Note: Table amounts may not foot due to rounding.

Net Sales

The sales decrease was primarily due to our comparable store sales decrease of 2.7% and the portion of sales that did not transfer from stores that were consolidated. The decrease in comparable store sales was driven by a decline in transactions, partially offset by an increase in average transaction value. Our comparable store sales were negatively impacted by the shift in the New Years holiday, which increased sales in the fourth quarter of 2016 and negatively impacted the first quarter of 2017. In addition, our customer traffic was challenged due to macroeconomic pressures within the overall industry resulting in softer consumer demand primarily in February and March and a slower start to the spring selling season.

Gross Profit

The decrease in the gross profit rate was primarily due to supply chain expense deleverage resulting from the comparable store sales decline and the negative impact of lower inventory growth compared to the prior year as we strive to better optimize our inventory levels.

SG&A

The increase in the SG&A rate was driven by investments in customer facing costs, including store labor, incentives and other support costs to better serve the customer, and expense deleverage resulting from the comparable store sales decline partially offset by lower restructuring and integration costs in the first quarter of 2017.

Other Income, Net

The increase in other income, net for the sixteen weeks ended April 22, 2017 was due to $8.4 million of income recognized from an indemnification agreement associated with the acquisition of General Parts International, Inc. (GPI) in 2014.

Income Taxes

Our effective income tax rate was 35.0% and 37.8% for the sixteen weeks ended April 22, 2017 and April 23, 2016. The decrease in the effective tax rate was primarily related to excess tax benefits from share-based payment awards of $4.1 million recognized as a result of the adoption of ASU 2016-09 in the first quarter of 2017.

Reconciliation of Non-GAAP Financial Measures

"Management’s Discussion and Analysis of Financial Condition and Results of Operations" includes certain financial measures not derived in accordance with generally accepted accounting principles (“GAAP”). Non-GAAP financial measures should not be used as a substitute for GAAP financial measures, or considered in isolation, for the purpose of analyzing our operating performance, financial position or cash flows. However, we have presented these non-GAAP financial measures as we believe that the presentation of our financial results that exclude non-cash charges related to the acquired GPI intangibles and non-operational expenses associated with i) the integration of GPI and ii) store closure and consolidation costs is useful and indicative of our base operations because the expenses vary from period to period in terms of size, nature and significance and relate to the integration of GPI and store closure activity in excess of historical levels. These measures assist in comparing our current operating results with past periods and with the operational performance of other companies in our industry. The disclosure of these measures allows investors to evaluate our performance using the same measures management uses in developing internal budgets and forecasts and in evaluating management’s compensation. Included below is a description of the expenses we have determined are not normal, recurring cash operating expenses necessary to operate our business and the rationale for why providing these measures are useful to investors as a supplement to the GAAP measures.

GPI Integration Expenses - As disclosed in our filings with the SEC, we acquired GPI for $2.08 billion on January 2, 2014 and are in the midst of a multi-year integration plan to integrate the operations of GPI with Advance Auto Parts. This includes the integration of product brands and assortments, supply chain and information technology. The integration is being completed in phases and the nature and timing of expenses will vary from quarter to quarter over several years. The integration of product brands and assortments was primarily completed in 2015 and our focus shifted to integrating the supply chain and information technology systems. Due to the size of the acquisition, we consider these expenses to be outside of our base business. Therefore, we believe providing additional information in the form of non-GAAP measures that exclude these costs is beneficial to the users of our financial statements in evaluating the operating performance of our base business and our sustainability once the integration is completed.

Store Closure and Consolidation Expenses - Store closure and consolidation expenses consist of expenses associated with our plans to convert and consolidate the Carquest stores acquired from GPI. The conversion and consolidation of the Carquest stores is a multi-year process that began in 2014. As of April 22, 2017, 339 Carquest stores acquired from GPI had been consolidated into existing Advance Auto Parts stores and 320 stores had been converted to the Advance Auto Parts format. As of April 22, 2017, we operated 565 stores under the Carquest name. While periodic store closures are common, these closures represent a major program outside of our typical market evaluation process. We believe it is useful to provide additional non-GAAP measures that exclude these costs to provide investors greater comparability of our base business and core operating performance. We also continue to have store closures that occur as part of our normal market evaluation process and have not excluded the expenses associated with these store closures in computing our non-GAAP measures.

We have included a reconciliation of this information to the most comparable GAAP measures in the following tables.

	Sixteen Week Periods Ended (in millions, except per share data)
	April 22, 2017	April 23, 2016
Net income (GAAP)	$108.0	$158.8
SG&A adjustments:
GPI integration and store consolidation costs	12.9	31.4
GPI amortization of acquired intangible assets	12.3	12.7
Other income adjustment (a)	(8.4)	—
Provision for income taxes on adjustments (b)	(6.4)	(16.7)
Adjusted net income (Non-GAAP)	$118.4	$186.2

Diluted earnings per share (GAAP)	$1.46	$2.14
Adjustments, net of tax	0.14	0.37
Adjusted EPS (Non-GAAP)	$1.60	$2.51

(a)	The adjustment to Other income for the sixteen weeks ended April 22, 2017 relates to income recognized from an indemnification agreement associated with the acquisition of GPI.

(b)	The income tax impact of non-GAAP adjustments is calculated using the estimated tax rate in effect for the respective non-GAAP adjustments.

Liquidity and Capital Resources

Overview

Our primary cash requirements necessary to maintain our current operations include payroll and benefits, inventory purchases, contractual obligations, capital expenditures, payment of income taxes and funding of initiatives under our strategic business plan. In addition, we may use available funds for acquisitions, to repay borrowings under our credit agreement, to periodically repurchase shares of our common stock under our stock repurchase programs and for the payment of quarterly cash dividends. Historically, we have funded these requirements primarily through cash generated from operations, supplemented by borrowings under our credit facilities and notes offerings as needed. We believe funds generated from our expected results of operations, available cash and cash equivalents, and available borrowings under our credit facility will be sufficient to fund our primary obligations for the next year.

Our cash and cash equivalents and outstanding indebtedness as of April 22, 2017 and December 31, 2016 are as follows:

	April 22, 2017	December 31, 2016
	(in millions)
Cash and cash equivalents	$126.1	$135.2
Long-term debt, including current portion	$1,073.9	$1,043.3

Analysis of Cash Flows

A summary and analysis of our cash flows is included below.

	Sixteen Week Periods Ended
	April 22, 2017	April 23, 2016
	(in millions)
Cash flows provided by operating activities	$35.1	$88.4
Cash flows used in investing activities	(64.1)	(87.9)
Cash flows provided by financing activities	19.9	9.8
Effect of exchange rate changes on cash	0.1	2.6
Net (decrease) increase in cash and cash equivalents	$(9.1)	$12.9

Operating Activities

For the sixteen weeks ended April 22, 2017, net cash provided by operating activities decreased by $53.4 million to $35.1 million compared to the comparable period of 2016. The net decrease in operating cash flows compared to the prior year was primarily driven by a decrease in net income and higher cash outflows associated with accounts payable, partially offset by lower growth in inventory. The first quarter is typically our highest inventory growth quarter due to seasonality. During the first quarter of 2017, inventories increased approximately 2% compared to a 6% increase in the same period of last year.

Investing Activities

For the sixteen weeks ended April 22, 2017, net cash used in investing activities decreased by $23.8 million to $64.1 million compared to the comparable period of 2016. Cash used in investing activities for the sixteen weeks ended April 22, 2017 consisted primarily of purchases of property and equipment, which is $23.9 million lower than the prior year primarily as a result of lower investments in new stores and information technology as compared to the comparable period of 2016.

Our primary capital requirements have been the funding of our new store development (leased and owned locations), maintenance of existing stores, investments in supply chain and information technology and GPI integration expenditures. We lease approximately 84% of our stores. Our capital expenditures were $65.3 million for the sixteen weeks ended April 22, 2017.

Our future capital requirements will depend in large part on the number and timing of new stores we open within a given year and the investments we make in existing stores, information technology, supply chain network and the integration of GPI. In 2017, we anticipate that our capital expenditures will be approximately $250.0 million but may vary with business conditions. These investments will primarily include GPI integration expenditures for store conversions and supply chain and systems integration activities; new store development (leased and owned locations); and investments in our existing stores, supply chain network and systems. During the sixteen weeks ended April 22, 2017, we opened 12 stores and three Worldpac branches compared to 14 stores and three branches during the comparable period of last year. We anticipate opening between 75 to 85 stores and Worldpac branches during 2017.

Financing Activities

For the sixteen weeks ended April 22, 2017, net cash provided by financing activities was $19.9 million, an increase of $10.1 million as compared the sixteen weeks ended April 23, 2016. This increase was primarily a result of lower tax withholdings and repurchases of common stock associated with exercises under our share-based compensation plan partially offset by the timing of bank overdrafts.

Since 2006, our Board of Directors has declared quarterly dividends of $0.06 per share to stockholders of record. On May 16, 2017, our Board of Directors declared a quarterly dividend of $0.06 per share to be paid on July 7, 2017 to all common stockholders of record as of June 23, 2017.

Long-Term Debt

On January 31, 2017 we entered into a new credit agreement which provides a $1.0 billion unsecured revolving credit facility. This new revolver under our new credit agreement replaced the revolver under our previous credit agreement entered into in 2013 and is further described in Note 6, Long-term Debt, in this Form 10-Q.

As of April 22, 2017, we had a credit rating from Standard & Poor’s of BBB- and from Moody’s Investor Service of Baa2. The current outlooks by Standard & Poor’s and Moody’s are both stable. The current pricing grid used to determine our borrowing rate under the 2017 Credit Agreement is based on our credit ratings. Therefore, if these credit ratings decline, our interest rate on outstanding balances may increase and our access to additional financing on favorable terms may become more limited. In addition, it could reduce the attractiveness of our vendor payment program, where certain of our vendors finance payment obligations from us with designated third party financial institutions, which could result in increased working capital requirements. Conversely, if these credit ratings improve, our interest rate may decrease.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in our exposure to market risk since December 31, 2016. Refer to Item 7A. Quantitative and Qualitative Disclosures about Market Risk in our 2016 Form 10-K.

ITEM 4.CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of April 22, 2017 in accordance with Rule 13a-15(b) under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended April 22, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth the information with respect to repurchases of our common stock:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2) (In thousands)
January 1, 2017 to January 28, 2017	76	$172.77	—	$415,092
January 29, 2017 to February 25, 2017	4,049	163.40	—	415,092
February 26, 2017 to March 25, 2017	7,250	156.57	—	415,092
March 26, 2017 to April 22, 2017	9,306	140.89	—	415,092
Total	20,681	$150.91	—	$415,092

(1)
We repurchased 20,681 shares of our common stock, at an aggregate cost of $3.1 million, or an average purchase price of $150.91 per share, in connection with the net settlement of shares issued as a result of the vesting of restricted stock units during the sixteen weeks ended April 22, 2017.

(2)	Our $500 million stock repurchase program was authorized by our Board of Directors on May 14, 2012.

ITEM 6.	EXHIBITS

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith
3.1	Restated Certificate of Incorporation of Advance Auto Parts, Inc. (“Advance Auto”) (as amended effective as of June 6, 2016).	10-Q	3.1	8/25/2016
3.2	Amended and Restated Bylaws of Advance Auto, effective as of March 1, 2017.	8-K	3.2	3/7/2017
10.1	Form of 2017 Advance Auto Parts, Inc. Performance-Based Restricted Stock Unit Award Agreement.				X
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCE AUTO PARTS, INC.

May 24, 2017	By:	/s/ Jeffrey W. Shepherd
Jeffrey W. Shepherd Senior Vice President, Controller and Chief Accounting Officer

S-1