Form 10-Q
period 2017-07-15
ADVANCE AUTO PARTS INC
filed 2017-08-15
CIK 1158449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 15, 2017
OR
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

As of August 11, 2017, the registrant had outstanding 73,862,588 shares of Common Stock, par value $0.0001 per share (the only class of common stock of the registrant outstanding).

i

PART I.  FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF
ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except per share data) (Unaudited)

	July 15, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$257,230	$135,178
Receivables, net	680,503	641,252
Inventories	4,293,367	4,325,868
Other current assets	95,115	70,466
Total current assets	5,326,215	5,172,764
Property and equipment, net of accumulated depreciation of $1,743,671 and $1,660,648	1,431,294	1,446,340
Goodwill	993,916	990,877
Intangible assets, net	618,879	640,903
Other assets, net	67,109	64,149
	$8,437,413	$8,315,033
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	2,937,096	3,086,177
Accrued expenses	629,088	554,397
Other current liabilities	32,143	35,472
Total current liabilities	3,598,327	3,676,046
Long-term debt	1,043,690	1,042,949
Deferred income taxes	438,782	454,282
Other long-term liabilities	228,337	225,564
Commitments and contingencies
Stockholders' equity:
Preferred stock, nonvoting, $0.0001 par value	—	—
Common stock, voting, $0.0001 par value	8	8
Additional paid-in capital	647,823	631,052
Treasury stock, at cost	(141,405)	(138,102)
Accumulated other comprehensive loss	(26,664)	(39,701)
Retained earnings	2,648,515	2,462,935
Total stockholders' equity	3,128,277	2,916,192
	$8,437,413	$8,315,033

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands, except per share data) (Unaudited)

	Twelve Week Periods Ended		Twenty-Eight Week Periods Ended
	July 15, 2017	July 16, 2016	July 15, 2017	July 16, 2016
Net sales	$2,263,727	$2,256,155	$5,154,565	$5,235,933
Cost of sales, including purchasing and warehousing costs	1,270,639	1,245,898	2,890,793	2,875,787
Gross profit	993,088	1,010,257	2,263,772	2,360,146
Selling, general and administrative expenses	846,377	793,573	1,937,281	1,872,463
Operating income	146,711	216,684	326,491	487,683
Other, net:
Interest expense	(13,921)	(14,021)	(32,351)	(32,964)
Other income, net	3,169	6,244	7,982	9,367
Total other, net	(10,752)	(7,777)	(24,369)	(23,597)
Income before provision for income taxes	135,959	208,907	302,122	464,086
Provision for income taxes	48,910	84,307	107,113	180,673
Net income	$87,049	$124,600	$195,009	$283,413

Basic earnings per share	$1.18	$1.69	$2.64	$3.84
Weighted average shares outstanding	73,848	73,576	73,810	73,476

Diluted earnings per share	$1.17	$1.68	$2.63	$3.82
Weighted average shares outstanding - assuming dilution	74,093	73,835	74,093	73,842

Dividends declared per share	$0.06	$0.06	$0.12	$0.12

Condensed Consolidated Statements of Comprehensive Income
(In thousands) (Unaudited)

	Twelve Week Periods Ended		Twenty-Eight Week Periods Ended
	July 15, 2017	July 16, 2016	July 15, 2017	July 16, 2016
Net income	$87,049	$124,600	$195,009	$283,413
Other comprehensive (loss) income:
Changes in net unrecognized other postretirement benefit costs, net of tax of $41, $88, $95 and $206	(63)	(137)	(148)	(319)
Currency translation adjustments	13,973	(4,468)	13,185	11,957
Total other comprehensive income (loss)	13,910	(4,605)	13,037	11,638
Comprehensive income	$100,959	$119,995	$208,046	$295,051

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows (In thousands) (Unaudited)
	Twenty-Eight Week Periods Ended
	July 15, 2017	July 16, 2016
Cash flows from operating activities:
Net income	$195,009	$283,413
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	135,200	139,265
Share-based compensation	19,938	9,142
Loss on property and equipment, net	4,361	2,402
(Benefit) provision for deferred income taxes	(16,006)	11,454
Other, net	1,851	(1,390)
Net change in:
Receivables, net	(37,012)	(57,241)
Inventories	41,923	(236,403)
Accounts payable	(153,750)	11,611
Accrued expenses	91,333	51,488
Other assets and liabilities	(15,498)	(5,301)
Net cash provided by operating activities	267,349	208,440
Cash flows from investing activities:
Purchases of property and equipment	(122,364)	(137,920)
Proceeds from sales of property and equipment	1,311	1,293
Other, net	20	(2,430)
Net cash used in investing activities	(121,033)	(139,057)
Cash flows from financing activities:
(Decrease) increase in bank overdrafts	(4,202)	13,656
Borrowings under credit facilities	534,400	576,600
Payments on credit facilities	(534,400)	(611,100)
Dividends paid	(13,363)	(13,291)
Proceeds from the issuance of common stock	2,281	2,222
Tax withholdings related to the exercise of stock appreciation rights	(6,230)	(12,489)
Repurchase of common stock	(3,303)	(12,179)
Other, net	(2,027)	(224)
Net cash used in financing activities	(26,844)	(56,805)
Effect of exchange rate changes on cash	2,580	1,467
Net increase in cash and cash equivalents	122,052	14,045
Cash and cash equivalents, beginning of period	135,178	90,782
Cash and cash equivalents, end of period	$257,230	$104,827

Non-cash transactions:
Accrued purchases of property and equipment	$10,205	$22,523

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

As of July 15, 2017, the Company operated a total of 5,073 stores and 131 distribution branches primarily within the United States, with additional locations in Canada, Puerto Rico and the U.S. Virgin Islands. The Company's stores operate primarily under the trade names "Advance Auto Parts," "Carquest" and "Autopart International," and our distribution branches operate under the "Worldpac" trade name. In addition, as of July 15, 2017, the Company served approximately 1,250 independently-owned Carquest branded stores ("independent stores") across the same geographic locations served by the Company's stores in addition to Mexico, the Bahamas, Turks and Caicos, the British Virgin Islands and the Pacific Islands.

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

The results of operations for the interim periods are not necessarily indicative of the operating results to be expected for the full fiscal year. The first quarter of each of the Company's fiscal years contains sixteen weeks. The Company's remaining three quarters consist of twelve weeks.

Recently Adopted Accounting Pronouncements

In March 2016, the FASB issued ASU 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" aimed at simplifying certain aspects of accounting for share-based payment transactions. The areas for simplification include the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The Company adopted ASU 2016-09 in the first quarter of 2017 and recorded a cumulative effect reduction to beginning retained earnings of $490 thousand related to the Company's election to record forfeitures as they occur. In addition, the Company elected to retrospectively adopt the provision regarding the presentation of excess tax benefits in the statement of cash flows, which resulted in an increase in our net cash provided by operating activities and a decrease in our net cash provided by financing activities of $15.5 million for the twenty-eight weeks ended July 16, 2016. The provision requiring the inclusion of excess tax benefits (deficits) as a component of the provision for income taxes in the consolidated results of operations is being applied prospectively. The Company recorded excess tax benefits of $372 thousand and $4.5 million as a reduction in Provision for income taxes during the twelve and twenty-eight weeks ended July 15, 2017.

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

In May 2014, the FASB issued ASU 2014-09 "Revenue from Contracts with Customers (Topic 606)." This ASU, along with subsequent ASU's issued to clarify certain provisions of ASU 2014-09, is a comprehensive new revenue recognition model that expands disclosure requirements and requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017 with early adoption permitted. The Company plans to adopt the new standard effective December 31, 2017 and will apply the modified retrospective method. The Company has analyzed the impact of ASU 2014-09, as amended, on its revenue contracts, comparing the Company's current accounting policies and practices to the requirements of the new standard and identified differences that would result from applying the new standard to its contracts. The Company has determined the adoption of the new standard will not have a material impact on its consolidated financial condition, results of operations or cash flows. Additionally, the Company does not anticipate any significant changes to business processes, controls or systems as a result of adopting the new standard.

2. Inventories

Inventories are stated at the lower of cost or market. The Company used the LIFO method of accounting for approximately 88% and 89% of inventories at July 15, 2017 and December 31, 2016. Under the LIFO method, the Company’s cost of sales reflects the costs of the most recently purchased inventories, while the inventory carrying balance represents the costs for inventories purchased in 2017 and prior years. As a result of changes in the LIFO reserve, the Company recorded a reduction to cost of sales of $5.5 million and $42.7 million for the twenty-eight weeks ended July 15, 2017 and July 16, 2016.

An actual valuation of inventory under the LIFO method is performed by the Company at the end of each fiscal year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs.

Inventory balances were as follows:

(in thousands)	July 15, 2017	December 31, 2016
Inventories at FIFO	$4,082,051	$4,120,030
Adjustments to state inventories at LIFO	211,316	205,838
Inventories at LIFO	$4,293,367	$4,325,868

3. Exit Activities

Integration of Carquest stores

The Company is in the process of a multi-year integration, which includes the consolidation and conversion of its Carquest stores acquired with General Parts International, Inc. (“GPI”) on January 2, 2014. As of July 15, 2017, 342 Carquest stores acquired with GPI had been consolidated into existing Advance Auto Parts stores and 377 stores had been converted to the Advance Auto Parts format. During the twelve weeks ended July 15, 2017, a total of three Carquest stores were consolidated and 57 Carquest stores were converted. During the twenty-eight weeks ended July 15, 2017, a total of nine Carquest stores were consolidated and 95 Carquest stores were converted. We expect to consolidate or convert the remaining U.S. Carquest stores over the next few years. As of July 15, 2017, the Company had 506 stores still operating under the Carquest name.

The Company incurred $3.2 million of exit costs related to the consolidations during the twelve weeks ended July 16, 2016, primarily related to closed store lease obligations. The Company incurred $1.1 million and $15.4 million of exit costs related to the consolidations during the twenty-eight weeks ended July 15, 2017 and July 16, 2016, primarily related to closed store lease obligations. These costs are included in Selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

2017 Field and Support Center Restructuring

In June 2017, the Company restructured its field organization and streamlined its operating structure. The restructuring activity was substantially complete as of July 15, 2017 and resulted in the recognition of $7.2 million of expenses related to severance. These costs are included in Selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

Total Exit Liabilities

The Company's total exit liabilities include liabilities recorded in connection with the consolidation of Carquest stores and restructuring activities described above, along with liabilities associated with facility closures that have occurred as part of our normal market evaluation process. Cash payments on the closed facility lease obligations are expected to be made through 2028 and the remaining severance payments are expected to be made in 2017. A summary of the Company’s exit liabilities are presented in the following table:

(in thousands)	Closed Facility Lease Obligations	Severance	Total
Balance, December 31, 2016	$44,265	$959	$45,224
Reserves established	3,400	7,282	10,682
Change in estimates	1,705	(156)	1,549
Cash payments	(9,483)	(4,331)	(13,814)
Balance, July 15, 2017	$39,887	$3,754	$43,641

Balance, January 2, 2016	$42,490	$6,255	$48,745
Reserves established	23,252	988	24,240
Change in estimates	(3,073)	(410)	(3,483)
Cash payments	(18,404)	(5,874)	(24,278)
Balance, December 31, 2016	$44,265	$959	$45,224

4. Intangible Assets

The Company's definite-lived intangible assets include customer relationships, favorable leases and non-compete agreements. Amortization expense was $11.0 million and $10.8 million for the twelve weeks ended July 15, 2017 and July 16, 2016 and $25.6 million and $25.8 million for the twenty-eight weeks ended July 15, 2017 and July 16, 2016.

5. Receivables, net

Receivables consist of the following:

(in thousands)	July 15, 2017	December 31, 2016
Trade	$457,513	$407,301
Vendor	241,822	239,770
Other	14,331	23,345
Total receivables	713,666	670,416
Less: Allowance for doubtful accounts	(33,163)	(29,164)
Receivables, net	$680,503	$641,252

6. Long-term Debt and Fair Value of Financial Instruments

Long-term debt consists of the following:

(in thousands)	July 15, 2017	December 31, 2016
Total long-term debt	1,044,108	1,043,255
Less: Current portion of long-term debt (included in Other current liabilities)	(418)	(306)
Long-term debt, excluding current portion	$1,043,690	$1,042,949

Fair value of long-term debt	$1,125,000	$1,118,000

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

Bank Debt

On January 31, 2017, the Company entered into a new credit agreement which provides a $1.0 billion unsecured revolving credit facility (the “2017 Credit Agreement”) with Advance Stores, as Borrower, the lenders party thereto, and Bank of America, N.A., as the administrative agent. This new revolver under the 2017 Credit Agreement replaced the revolver under the 2013 Credit Agreement. The 2017 Credit Agreement provides for the issuance of letters of credit with a sublimit of $200.0 million. The Company may request that the total revolving commitment be increased by an amount not exceeding $250.0 million during the term of the 2017 Credit Agreement. Voluntary prepayments and voluntary reductions of the revolving loan balance, if any, are permitted in whole or in part, at the Company’s option, in minimum principal amounts as specified in the 2017 Credit Agreement. The 2017 Credit Agreement terminates in January 2022; however, the Company may request one or two one-year extensions of the termination date prior to the first or second anniversary of the closing date.

As of July 15, 2017, under the 2017 Credit Agreement, the Company had no outstanding borrowings under the revolver. As of July 15, 2017, the Company had letters of credit outstanding of $100.7 million, which in conjunction with certain covenant restrictions reduced the availability under the revolver to $591.1 million. The letters of credit generally have a term of one year or less and primarily serve as collateral for the Company’s self-insurance policies.

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

The 2017 Credit Agreement contains customary covenants restricting the ability of: (a) Advance Stores and its subsidiaries to, among other things, (i) create, incur or assume additional debt (only with respect to subsidiaries of Advance Stores), (ii) incur liens, (iii) guarantee obligations, and (iv) change the nature of its business conducted by itself and its subsidiaries; (b) Advance, Advance Stores and their subsidiaries to, among other things (i) enter into certain hedging arrangements, (ii) enter into restrictive agreements limiting their ability to incur liens on any of their property or assets, pay distributions, repay loans, or guarantee indebtedness of their subsidiaries; and (c) Advance, among other things, to change the holding company status of Advance. Advance Stores is required to comply with financial covenants with respect to a maximum leverage ratio and a minimum coverage ratio. The 2017 Credit Agreement also provides for customary events of default, including non-payment defaults, covenant defaults and cross-defaults of Advance Stores’ other material indebtedness. The Company was in compliance with its financial covenants with respect to the 2017 Credit Agreement as of July 15, 2017.

Debt Guarantees

The Company is a guarantor of loans made by banks to various independently-owned Carquest branded stores that are customers of the Company totaling $25.0 million as of July 15, 2017. These loans are collateralized by security agreements on merchandise inventory and other assets of the borrowers. The approximate value of the inventory collateralized by these agreements is $67.3 million as of July 15, 2017. The Company believes that the likelihood of performance under these guarantees is remote.

7. Earnings per Share

Diluted earnings per share are calculated by including the effect of dilutive securities. Share-based awards to purchase approximately 168 thousand and 29 thousand shares of common stock during the twelve week periods ended July 15, 2017 and July 16, 2016 were not included in the calculation of diluted earnings per share because they were anti-dilutive. Share-based awards to purchase approximately 123 thousand and 28 thousand shares of common stock during the twenty-eight week periods ended July 15, 2017 and July 16, 2016 were not included in the calculation of diluted earnings per share because they were anti-dilutive.

The following table illustrates the computation of basic and diluted earnings per share:

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
(in thousands, except per share data)	July 15, 2017	July 16, 2016	July 15, 2017	July 16, 2016
Numerator
Net income	$87,049	$124,600	$195,009	$283,413
Denominator
Basic weighted average shares	73,848	73,576	73,810	73,476
Dilutive impact of share-based awards	245	259	283	366
Diluted weighted average shares	74,093	73,835	74,093	73,842

Basic earnings per share	$1.18	$1.69	$2.64	$3.84

Diluted earnings per share	$1.17	$1.68	$2.63	$3.82

8. Share-Based Compensation

During the twenty-eight week period ended July 15, 2017, the Company granted 170 thousand time-based restricted stock units ("RSUs"), 47 thousand performance-based RSUs and 23 thousand market-based RSUs. The general terms of the time-based and performance-based RSUs are similar to awards previously granted by the Company. The market-based RSUs will vest based on the Company's relative total shareholder return among a designated group of peer companies during a three-year period and will be subject to a one-year holding period after vesting.

The weighted average fair values of the time-based, performance-based and market-based RSUs granted during the twenty-eight week period ended July 15, 2017 were $156.07, $155.58 and $147.75 per share. For time-based and performance-based RSUs, the fair value of each award was determined based on the market price of the Company’s stock on the date of grant adjusted for expected dividends during the vesting period, as applicable. The fair value of each market-based RSU was determined using a Monte Carlo simulation model.

Total share-based compensation expense included in the Company’s condensed consolidated statements of operations was $7.6 million for the twelve week period ended July 15, 2017 and the related income tax benefit recognized was $2.8 million. Total share-based compensation expense included in the Company’s condensed consolidated statements of operations was $19.9 million for the twenty-eight week period ended July 15, 2017 and the related income tax benefit recognized was $7.5 million. As of July 15, 2017, there was $51.6 million of unrecognized compensation expense related to all share-based awards that is expected to be recognized over a weighted average period of 1.7 years.

9. Warranty Liabilities

The following table presents changes in the Company’s warranty reserves, which are included in Accrued expenses in its condensed consolidated balance sheets.

	Twenty-Eight Weeks Ended	Fifty-Two Weeks Ended
(in thousands)	July 15, 2017	December 31, 2016
Warranty reserve, beginning of period	$47,243	$44,479
Additions to warranty reserves	28,011	46,903
Reserves utilized	(25,071)	(44,139)
Warranty reserve, end of period	$50,183	$47,243

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

Condensed Consolidating Balance Sheets (Unaudited)
As of July 15, 2017

(in thousands)	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$22	$215,753	$41,477	$(22)	$257,230
Receivables, net	—	640,204	40,299	—	680,503
Inventories	—	4,090,863	202,504	—	4,293,367
Other current assets	137	94,769	456	(247)	95,115
Total current assets	159	5,041,589	284,736	(269)	5,326,215
Property and equipment, net of accumulated depreciation	114	1,421,231	9,949	—	1,431,294
Goodwill	—	943,359	50,557	—	993,916
Intangible assets, net	—	572,134	46,745	—	618,879
Other assets, net	4,928	66,396	712	(4,927)	67,109
Investment in subsidiaries	3,227,142	424,917	—	(3,652,059)	—
Intercompany note receivable	1,048,572	—	—	(1,048,572)	—
Due from intercompany, net	—	—	324,631	(324,631)	—
	$4,280,915	$8,469,626	$717,330	$(5,030,458)	$8,437,413
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$—	$2,694,002	$243,094	$—	$2,937,096
Accrued expenses	2,600	603,599	23,136	(247)	629,088
Other current liabilities	—	27,893	4,272	(22)	32,143
Total current liabilities	2,600	3,325,494	270,502	(269)	3,598,327
Long-term debt	1,043,690	—	—	—	1,043,690
Deferred income taxes	—	423,933	19,777	(4,928)	438,782
Other long-term liabilities	—	226,203	2,134	—	228,337
Intercompany note payable	—	1,048,572		(1,048,572)	—
Due to intercompany, net	106,349	218,282	—	(324,631)	—
Commitments and contingencies

Stockholders' equity	3,128,276	3,227,142	424,917	(3,652,058)	3,128,277
	$4,280,915	$8,469,626	$717,330	$(5,030,458)	$8,437,413

Condensed Consolidating Balance Sheets (Unaudited)
As of December 31, 2016

(in thousands)	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$22	$78,543	$56,635	$(22)	$135,178
Receivables, net	—	619,229	22,023	—	641,252
Inventories	—	4,126,465	199,403	—	4,325,868
Other current assets	—	69,385	1,153	(72)	70,466
Total current assets	22	4,893,622	279,214	(94)	5,172,764
Property and equipment, net of accumulated depreciation	128	1,436,459	9,753	—	1,446,340
Goodwill	—	943,359	47,518	—	990,877
Intangible assets, net	—	595,596	45,307	—	640,903
Other assets, net	4,634	63,376	773	(4,634)	64,149
Investment in subsidiaries	3,008,856	375,420	—	(3,384,276)	—
Intercompany note receivable	1,048,424	—	—	(1,048,424)	—
Due from intercompany, net	—	—	316,109	(316,109)	—
	$4,062,064	$8,307,832	$698,674	$(4,753,537)	$8,315,033
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$—	$2,813,937	$272,240	$—	$3,086,177
Accrued expenses	1,505	526,652	26,312	(72)	554,397
Other current liabilities	—	32,508	2,986	(22)	35,472
Total current liabilities	1,505	3,373,097	301,538	(94)	3,676,046
Long-term debt	1,042,949	—	—	—	1,042,949
Deferred income taxes	—	439,283	19,633	(4,634)	454,282
Other long-term liabilities	—	223,481	2,083	—	225,564
Intercompany note payable	—	1,048,424	—	(1,048,424)	—
Due to intercompany, net	101,418	214,691	—	(316,109)	—
Commitments and contingencies

Stockholders' equity	2,916,192	3,008,856	375,420	(3,384,276)	2,916,192
	$4,062,064	$8,307,832	$698,674	$(4,753,537)	$8,315,033

Condensed Consolidating Statements of Operations (Unaudited)
For the Twelve weeks ended July 15, 2017

(in thousands)	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$2,175,274	$138,291	$(49,838)	$2,263,727
Cost of sales, including purchasing and warehousing costs	—	1,224,648	95,829	(49,838)	1,270,639
Gross profit	—	950,626	42,462	—	993,088
Selling, general and administrative expenses	5,370	833,966	18,864	(11,823)	846,377
Operating (loss) income	(5,370)	116,660	23,598	11,823	146,711
Other, net:
Interest (expense) income	(12,076)	(1,863)	18	—	(13,921)
Other income (expense), net	17,567	(5,413)	2,838	(11,823)	3,169
Total other, net	5,491	(7,276)	2,856	(11,823)	(10,752)
Income before provision for income taxes	121	109,384	26,454	—	135,959
Provision for income taxes	128	42,850	5,932	—	48,910
(Loss) income before equity in earnings of subsidiaries	(7)	66,534	20,522	—	87,049
Equity in earnings of subsidiaries	87,056	20,522	—	(107,578)	—
Net income	$87,049	$87,056	$20,522	$(107,578)	$87,049

Condensed Consolidating Statements of Operations (Unaudited)
For the Twelve weeks ended July 16, 2016

(in thousands)	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$2,173,812	$131,123	$(48,780)	$2,256,155
Cost of sales, including purchasing and warehousing costs	—	1,205,526	89,152	(48,780)	1,245,898
Gross profit	—	968,286	41,971	—	1,010,257
Selling, general and administrative expenses	3,389	780,808	22,863	(13,487)	793,573
Operating (loss) income	(3,389)	187,478	19,108	13,487	216,684
Other, net:
Interest (expense) income	(12,072)	(1,966)	17	—	(14,021)
Other income (expense), net	16,172	4,754	(1,195)	(13,487)	6,244
Total other, net	4,100	2,788	(1,178)	(13,487)	(7,777)
Income before provision for income taxes	711	190,266	17,930	—	208,907
Provision for income taxes	2,078	78,136	4,093	—	84,307
(Loss) income before equity in earnings of subsidiaries	(1,367)	112,130	13,837	—	124,600
Equity in earnings of subsidiaries	125,967	13,837	—	(139,804)	—
Net income	$124,600	$125,967	$13,837	$(139,804)	$124,600

Condensed Consolidating Statements of Operations (Unaudited)
For the Twenty-Eight weeks ended July 15, 2017

(in thousands)	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$4,977,128	$310,295	$(132,858)	$5,154,565
Cost of sales, including purchasing and warehousing costs	—	2,801,921	221,730	(132,858)	2,890,793
Gross profit	—	2,175,207	88,565	—	2,263,772
Selling, general and administrative expenses	20,167	1,901,621	43,266	(27,773)	1,937,281
Operating (loss) income	(20,167)	273,586	45,299	27,773	326,491
Other, net:
Interest (expense) income	(28,366)	(4,023)	38	—	(32,351)
Other income (expense), net	49,351	(12,766)	(830)	(27,773)	7,982
Total other, net	20,985	(16,789)	(792)	(27,773)	(24,369)
Income before provision for income taxes	818	256,797	44,507	—	302,122
(Benefit) provision for income taxes	(1,616)	100,296	8,433	—	107,113
Income before equity in earnings of subsidiaries	2,434	156,501	36,074	—	195,009
Equity in earnings of subsidiaries	192,572	36,074	—	(228,646)	—
Net income	$195,006	$192,575	$36,074	$(228,646)	$195,009

Condensed Consolidating Statements of Operations (Unaudited)
For the Twenty-Eight weeks ended July 16, 2016

(in thousands)	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$5,066,198	$320,098	$(150,363)	$5,235,933
Cost of sales, including purchasing and warehousing costs	—	2,804,343	221,807	(150,363)	2,875,787
Gross profit	—	2,261,855	98,291	—	2,360,146
Selling, general and administrative expenses	11,300	1,841,576	51,221	(31,634)	1,872,463
Operating (loss) income	(11,300)	420,279	47,070	31,634	487,683
Other, net:
Interest (expense) income	(28,216)	(4,788)	40	—	(32,964)
Other income (expense), net	39,715	(1,522)	2,808	(31,634)	9,367
Total other, net	11,499	(6,310)	2,848	(31,634)	(23,597)
Income before provision for income taxes	199	413,969	49,918	—	464,086
Provision for income taxes	647	169,412	10,614	—	180,673
(Loss) income before equity in earnings of subsidiaries	(448)	244,557	39,304	—	283,413
Equity in earnings of subsidiaries	283,861	39,304	—	(323,165)	—
Net income	$283,413	$283,861	$39,304	$(323,165)	$283,413

Condensed Consolidating Statements of Comprehensive Income (Unaudited)
For the Twelve Weeks ended July 15, 2017

(in thousands)	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$87,049	$87,056	$20,522	$(107,578)	$87,049
Other comprehensive income	13,910	13,910	13,973	(27,883)	13,910
Comprehensive income	$100,959	$100,966	$34,495	$(135,461)	$100,959

Condensed Consolidating Statements of Comprehensive Income (Unaudited)
For the Twelve Weeks ended July 16, 2016

(in thousands)	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$124,600	$125,967	$13,837	$(139,804)	$124,600
Other comprehensive loss	(4,605)	(4,605)	(4,468)	9,073	(4,605)
Comprehensive income	$119,995	$121,362	$9,369	$(130,731)	$119,995

Condensed Consolidating Statements of Comprehensive Income (Unaudited)
For the Twenty-Eight Weeks ended July 15, 2017

(in thousands)	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$195,006	$192,575	$36,074	$(228,646)	$195,009
Other comprehensive income	13,037	13,037	13,185	(26,222)	13,037
Comprehensive income	$208,043	$205,612	$49,259	$(254,868)	$208,046

Condensed Consolidating Statements of Comprehensive Income (Unaudited)
For the Twenty-Eight Weeks ended July 16, 2016

(in thousands)	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$283,413	$283,861	$39,304	$(323,165)	$283,413
Other comprehensive income	11,638	11,638	11,957	(23,595)	11,638
Comprehensive income	$295,051	$295,499	$51,261	$(346,760)	$295,051

Condensed Consolidating Statements of Cash Flows (Unaudited)
For the Twenty-Eight weeks ended July 15, 2017

(in thousands)	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$285,164	$(17,815)	$—	$267,349

Cash flows from investing activities:
Purchases of property and equipment	—	(121,615)	(749)	—	(122,364)
Proceeds from sales of property and equipment	—	1,311	—	—	1,311
Other, net	—	480	(460)	—	20
Net cash used in investing activities	—	(119,824)	(1,209)	—	(121,033)

Cash flows from financing activities:
(Decrease) increase in bank overdrafts	—	(5,488)	1,286	—	(4,202)
Borrowings under credit facilities	—	534,400	—	—	534,400
Payments on credit facilities	—	(534,400)	—	—	(534,400)
Dividends paid	—	(13,363)	—	—	(13,363)
Proceeds from the issuance of common stock	—	2,281	—	—	2,281
Tax withholdings related to the exercise of stock appreciation rights	—	(6,230)	—	—	(6,230)
Repurchase of common stock	—	(3,303)	—	—	(3,303)
Other, net	—	(2,027)	—	—	(2,027)
Net cash (used in) provided by financing activities	—	(28,130)	1,286	—	(26,844)

Effect of exchange rate changes on cash	—	—	2,580	—	2,580

Net increase (decrease) in cash and cash equivalents	—	137,210	(15,158)	—	122,052
Cash and cash equivalents, beginning of period	22	78,543	56,635	(22)	135,178
Cash and cash equivalents, end of period	$22	$215,753	$41,477	$(22)	$257,230

Condensed Consolidating Statements of Cash Flows (Unaudited)
For the Twenty-Eight weeks ended July 16, 2016

(In thousands)	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$216,139	$(7,699)	$—	$208,440

Cash flows from investing activities:
Purchases of property and equipment	—	(136,502)	(1,418)	—	(137,920)
Proceeds from sales of property and equipment	—	1,291	2	—	1,293
Other, net	—	(2,430)	—	—	(2,430)
Net cash used in investing activities	—	(137,641)	(1,416)	—	(139,057)

Cash flows from financing activities:
Increase in bank overdrafts	—	11,376	2,280	—	13,656
Borrowings under credit facilities	—	576,600	—	—	576,600
Payments on credit facilities	—	(611,100)	—	—	(611,100)
Dividends paid	—	(13,291)	—	—	(13,291)
Proceeds from the issuance of common stock	—	2,222	—	—	2,222
Tax withholdings related to the exercise of stock appreciation rights	—	(12,489)	—	—	(12,489)
Repurchase of common stock	—	(12,179)	—	—	(12,179)
Other, net	—	(224)	—	—	(224)
Net cash (used in) provided by financing activities	—	(59,085)	2,280	—	(56,805)

Effect of exchange rate changes on cash	—	—	1,467	—	1,467

Net increase (decrease) in cash and cash equivalents	—	19,413	(5,368)	—	14,045
Cash and cash equivalents, beginning of period	8	63,458	27,324	(8)	90,782
Cash and cash equivalents, end of period	$8	$82,871	$21,956	$(8)	$104,827

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
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

Listed below and discussed in our Annual Report on Form 10-K for the year ended December 31, 2016 (filed with the Securities and Exchange Commission ("SEC") on February 28, 2017), which we refer to as our 2016 Form 10-K, are some important risks, uncertainties and contingencies which could cause our actual results, performance or achievements to be materially different from any forward-looking statements made or implied in this report. These include, but are not limited to, the following:

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

Management Overview

We generated diluted earnings per share ("Diluted EPS") of $1.17 during our twelve weeks ended July 15, 2017 (or the second quarter of 2017) compared to $1.68 for the comparable period of 2016. When adjusted for the following non-operational items, our adjusted diluted earnings per share ("Adjusted EPS") was $1.58 during the second quarter of 2017 compared to $1.90 during the comparable period of 2016:

	Q2 2017	Q2 2016
GPI integration and store consolidation costs	$0.06	$0.14
GPI amortization of acquired intangible assets	$0.08	$0.08
Transformation expenses	$0.27	$—

Refer to "Reconciliation of Non-GAAP Financial Measures" for further details of our comparable adjustments and the usefulness of such measures to investors.

Comparable store sales were flat in the second quarter of 2017, driven by macroeconomic pressures on the industry. We attribute the softness in the industry to a temporary reduction of vehicles age six to ten years old, economic and political uncertainty for low income consumers and two consecutive mild winters combined with a cooler spring. Our analysis shows that short-term volatility is not unusual in the industry. Despite these industry pressures, we remain confident in the long-term growth prospects for the automotive parts industry and our ability to gain market share in the segment over time.

As in the past several quarters, our operating profit margin reflects deliberate choices to invest in our business and improve productivity for the long-term. Despite the softness in sales, we made the decision to sustain our investments in customer service initiatives, which lowered operating margins for the quarter. However, we believe these investments are necessary as we build a foundation for sustainable, long-term performance improvement.

Summary of Second Quarter Financial Results

A high-level summary of our financial results for the second quarter of 2017 is included below:

•
Total sales during the second quarter of 2017 were $2,263.7 million, an increase of 0.3% as compared to the second quarter of 2016. This increase was primarily driven by new stores, while comparable store sales were flat.

•
Operating income for the second quarter of 2017 was $146.7 million, a decrease of $70.0 million as compared to the second quarter of 2016. As a percentage of total sales, operating income was 6.5%, a decrease of 312 basis points as compared to the second quarter of 2016.

•	Inventories as of July 15, 2017 decreased $32.5 million, or 0.8%, from inventories as of December 31, 2016. This decrease was driven by our inventory optimization efforts.

•
We generated operating cash flow of $267.3 million for the second quarter of 2017, an increase of 28.3% as compared to the second quarter of 2016, primarily due to the decrease in inventories partially offset by higher net cash outflows associated with accounts payable.

Refer to "Results of Operations" and "Liquidity and Capital Resources" for further details of our income statement and cash flow results.

Business Update

We continue to make progress on the various elements of our strategic business plan which is focused on improving the customer experience and driving consistent execution for both Professional and DIY customers while maintaining a robust productivity agenda. For our Professional customers we are building on the successful pilots we conducted in 2016 to improve availability and position the right parts closer to the right customers by store, while reducing order to delivery time and overall inventory levels. These capabilities will be expanded to additional markets throughout the year. We also continue to build out our enterprise catalog of parts to provide our Professional customers visibility for all of our parts in one place and are investing in new capabilities to integrate our in-store and digital presence to ensure a seamless experience for our DIY customers.

Our productivity agenda focuses on reducing costs through i) zero based budgeting, ii) optimizing our supply chain and iii) reducing material input costs. We have completed process redesigns and policy changes in many areas of the Company to identify and eliminate redundancies and unproductive spending. We executed a number of structural changes in the second quarter to better position the organization to deliver on its growth and profitability priorities. For example, we reduced the number of our operating regions to simplify our decision making, reduce non-customer facing costs and improve speed to market. In addition, we have been conducting an extensive review of product categories to better understand the material cost of the Stock Keeping Units ("SKUs") in our assortment and how we can collaborate with our suppliers to lower costs and increase sales volume. With regards to our supply chain, we are looking at it differently by starting with the customer and working back to better meet their needs. The optimization of our supply chain will include building new capabilities while driving productivity though a better utilization of our entire asset base, including our distribution centers and professional delivery fleet. We expect to begin achieving cost savings from the execution of these plans in the second half of 2017.

Industry Update

Operating within the automotive aftermarket industry, we are influenced by a number of general macroeconomic factors similar to those affecting the overall retail industry. These factors include, but are not limited to, fuel costs, unemployment rates, consumer confidence and competition. In the short-term we expect the industry to continue to experience softness related to a reduction in vehicles aged six to ten years and economic and political uncertainty. However, we believe the macroeconomic environment should position our industry favorably overall as continued lower fuel costs, a stabilized labor market and increasing disposable income should help to provide a positive impact. In addition, industry fundamentals continue to be strong with miles driven increasing and the number of vehicles 11 years and older continuing to increase. Conversely, we continue to monitor factors negatively affecting the automotive aftermarket industry including the deferral of elective automotive maintenance in the near term as more consumers contemplate new automobile purchases and longer maintenance and part failure intervals on newer cars due to improved quality.
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
Store Development

We serve our Professional and DIY customers in a similar fashion through four different store brands. The table below sets forth detail of our store and branch development activity for the twelve and twenty-eight weeks ended July 15, 2017, including the consolidation of stores as part of our integration plans, and the number of locations with Professional delivery programs. In addition to the changes in our store counts detailed below, during the twelve and twenty-eight weeks ended July 15, 2017 we relocated 16 and 27 of our stores.
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

	AAP	AI	CARQUEST	WORLDPAC	Total
April 22, 2017	4,312	182	565	130	5,189
New	13	4	3	1	21
Closed	(1)	—	(2)	—	(3)
Consolidated (1)	—	—	(3)	—	(3)
Converted (2)	57	—	(57)	—	—
July 15, 2017	4,381	186	506	131	5,204

December 31, 2016	4,273	181	608	127	5,189
New	21	5	6	4	36
Closed	(5)	—	(4)	—	(9)
Consolidated (1)	(3)	—	(9)	—	(12)
Converted (2)	95	—	(95)	—	—
July 15, 2017	4,381	186	506	131	5,204
(1) Consolidated stores include Carquest stores whose operations were consolidated into existing AAP locations as a result of the planned integration of Carquest.
(2) Converted stores include Carquest stores that were re-branded as an AAP store as a result of the planned integration of Carquest.

Critical Accounting Policies and Estimates

Our discussion and analysis of the financial condition and results of operations are based on these financial statements. The preparation of these financial statements requires the application of accounting policies in addition to certain estimates and judgments by our management. Our estimates and judgments are based on currently available information, historical results and other assumptions we believe are reasonable. Actual results could differ materially from these estimates. During the twenty-eight weeks ended July 15, 2017, we consistently applied the critical accounting policies discussed in our 2016 Form 10-K. For a complete discussion regarding these critical accounting policies, refer to the 2016 Form 10-K.

Results of Operations

The following table sets forth certain of our operating data expressed as a percentage of net sales for the periods indicated.

	Twelve Week Periods Ended				$ Increase/(Decrease)	Basis point Increase/(Decrease)
($ in millions)	July 15, 2017		July 16, 2016
Net sales	$2,263.7	100.0%	$2,256.2	100.0%	$7.6	—
Cost of sales	1,270.6	56.1	1,245.9	55.2	24.7	91
Gross profit	993.1	43.9	1,010.3	44.8	(17.2)	(91)
SG&A expense	846.4	37.4	793.6	35.2	52.8	222
Operating income	146.7	6.5	216.7	9.6	(70.0)	(312)
Interest expense	(13.9)	(0.6)	(14.0)	(0.6)	0.1	1
Other income, net	3.2	0.1	6.2	0.3	(3.0)	(14)
Provision for income taxes	48.9	2.2	84.3	3.7	(35.4)	(158)
Net income	$87.0	3.8%	$124.6	5.5%	$(37.6)	(168)

	Twenty-Eight Week Periods Ended				$ Increase/(Decrease)	Basis point Increase/(Decrease)
($ in millions)	July 15, 2017		July 16, 2016
Net sales	$5,154.6	100.0%	$5,235.9	100.0%	$(81.4)	—
Cost of sales	2,890.8	56.1	2,875.8	54.9	15.0	116
Gross profit	2,263.8	43.9	2,360.1	45.1	(96.3)	(116)
SG&A expense	1,937.3	37.6	1,872.5	35.8	64.8	182
Operating income	326.5	6.3	487.7	9.3	(161.2)	(298)
Interest expense	(32.4)	(0.6)	(33.0)	(0.6)	0.6	—
Other income, net	8.0	0.2	9.4	0.2	(1.4)	(2)
Provision for income taxes	107.1	2.1	180.7	3.5	(73.6)	(137)
Net income	$195.0	3.8%	$283.4	5.4%	$(88.4)	(163)

Note: Table amounts may not foot due to rounding.

Net Sales

Sales increased slightly during the second quarter of 2017 compared to the same period of 2016 driven by new stores and branch growth. Comparable store sales were flat for the quarter as a result of temporary softness in the industry driven by vehicle age demographics, economic and political uncertainty and weather patterns. However, despite the softness in the industry we continued to narrow our comparable store sales performance gap versus the industry.

For the twenty-eight weeks ended July 15, 2017 comparable stores sales declined 1.5% driven by the softness in the industry as well as a shift in holiday timing and an increase in winter related demand in late 2016 that pulled sales out of the first quarter of 2017.

Gross Profit

The decrease in the gross profit rate for the twelve weeks ended July 15, 2017 was driven by the negative impact of the planned inventory reduction as well as an increase in supply chain costs, unfavorable mix and commodity headwinds. These factors were partially offset by our efforts to drive favorable material cost performance. We have purchased inventory at higher costs in the past, which are reflected in the balance sheet on a LIFO basis. In addition, certain supply chain costs associated with inventory have been capitalized. As we reduced inventory during the quarter, these costs resulted in a negative impact to gross margin. As we continue to reduce inventory, we expect cash flow improvement and a continued negative impact to gross margin. Similar factors drove our decrease in gross profit rate for the twenty-eight weeks ended July 15, 2017.

SG&A

The increase in the SG&A rate for the twelve weeks ended July 15, 2017 was primarily driven by transformation expenses consisting of professional services for assistance in our strategic business plan efforts, severance and other costs to rationalize our operational footprint and streamline our operations; costs of customer-facing investments mainly in the areas of store labor and incentives, advertising and other support costs to better serve the customer; and higher medical and insurance costs. The increase in SG&A for the twenty-eight weeks ended July 15, 2017 was driven by similar factors, as well as expense deleverage resulting from the comparable store sales decline.

Income Taxes

Our effective income tax rate was 36.0% and 40.4% for the twelve weeks ended July 15, 2017 and July 16, 2016. The higher effective tax rate in the prior year was primarily due to the accrual of an estimated tax settlement of $7.7 million related to an income tax audit of General Parts International, Inc. ("GPI") for time periods prior to our acquisition of GPI. This settlement was largely recovered under the escrow for indemnification claims in our purchase agreement with GPI and we therefore recorded corresponding income of $6.7 million in Other Income, net.

Our effective income tax rate was 35.5% and 38.9% for the twenty-eight weeks ended July 15, 2017 and July 16, 2016. The decrease in the effective tax rate was primarily related to excess tax benefits from share-based payment awards of $4.5 million recognized as a result of the adoption of ASU 2016-09 in the first quarter of 2017 and a higher rate in 2016 due to the GPI tax settlement.

Reconciliation of Non-GAAP Financial Measures

"Management’s Discussion and Analysis of Financial Condition and Results of Operations" includes certain financial measures not derived in accordance with generally accepted accounting principles (“GAAP”). Non-GAAP financial measures should not be used as a substitute for GAAP financial measures, or considered in isolation, for the purpose of analyzing our operating performance, financial position or cash flows. However, we have presented these non-GAAP financial measures as we believe that the presentation of our financial results that exclude non-cash charges related to the acquired GPI intangibles and non-operational expenses associated with i) the integration of GPI, ii) store closure and consolidation costs and iii) transformation expenses under our strategic business plan is useful and indicative of our base operations because the expenses vary from period to period in terms of size, nature and significance and/or relate to the integration of GPI and store closure and consolidation activity in excess of historical levels. These measures assist in comparing our current operating results with past periods and with the operational performance of other companies in our industry. The disclosure of these measures allows investors to evaluate our performance using the same measures management uses in developing internal budgets and forecasts and in evaluating management’s compensation. Included below is a description of the expenses we have determined are not normal, recurring cash operating expenses necessary to operate our business and the rationale for why providing these measures are useful to investors as a supplement to the GAAP measures.

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

Store Closure and Consolidation Expenses - Store closure and consolidation expenses consist of expenses associated with our plans to convert and consolidate the Carquest stores acquired from GPI. The conversion and consolidation of the Carquest stores is a multi-year process that began in 2014. As of July 15, 2017, 342 Carquest stores acquired from GPI had been consolidated into existing Advance Auto Parts stores and 377 stores had been converted to the Advance Auto Parts format. While periodic store closures are common, these closures represent a major program outside of our typical market evaluation process. We believe it is useful to provide additional non-GAAP measures that exclude these costs to provide investors greater comparability of our base business and core operating performance. We also continue to have store closures that occur as part of our normal market evaluation process and have not excluded the expenses associated with these store closures in computing our non-GAAP measures.

Transformation Expenses - We expect to incur expenses over the next several years as we transition from our integration plan to a plan that involves a complete transformation of the entire company. During the second quarter, we completed a significant restructuring of our field structure and streamlined other support center functions to better position us to deliver our growth and profitability priorities. We recognized severance and other costs in the second quarter to rationalize our operational footprint and streamline our operating structure. In addition, we incurred professional services for assistance in our strategic business plan efforts.

We have included a reconciliation of this information to the most comparable GAAP measures in the following tables.

(in millions, except per share data)	Twelve Week Periods Ended		Twenty-Eight Week Periods Ended
	July 15, 2017	July 16, 2016	July 15, 2017	July 16, 2016
Net income (GAAP)	$87.0	$124.6	$195.0	$283.4
SG&A adjustments:
GPI integration and store consolidation costs	6.9	17.0	19.8	48.4
GPI amortization of acquired intangible assets	9.1	9.5	21.4	22.1
Transformation expenses	32.8	—	32.8	—
Other income adjustment (a)	(0.5)	—	(8.9)	—
Provision for income taxes on adjustments (b)	(18.4)	(10.1)	(24.7)	(26.8)
Adjusted net income (Non-GAAP)	$117.0	$141.0	$235.4	$327.1

Diluted earnings per share (GAAP)	$1.17	$1.68	$2.63	$3.82
Adjustments, net of tax	0.41	0.22	0.55	0.59
Adjusted EPS (Non-GAAP)	$1.58	$1.90	$3.18	$4.41

(a)	The adjustment to Other income for the twelve and twenty-eight weeks ended July 15, 2017 relates to income recognized from an indemnification agreement associated with the acquisition of GPI.

(b)	The income tax impact of non-GAAP adjustments is calculated using the estimated tax rate in effect for the respective non-GAAP adjustments.

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

Our cash and cash equivalents and outstanding indebtedness as of July 15, 2017 and December 31, 2016 are as follows:

(in millions)	July 15, 2017	December 31, 2016
Cash and cash equivalents	$257.2	$135.2
Long-term debt, including current portion	$1,044.1	$1,043.3

Analysis of Cash Flows

A summary and analysis of our cash flows is included below.

	Twenty-Eight Week Periods Ended
(in millions)	July 15, 2017	July 16, 2016
Cash flows provided by operating activities	$267.3	$208.4
Cash flows used in investing activities	(121.0)	(139.1)
Cash flows used in financing activities	(26.8)	(56.8)
Effect of exchange rate changes on cash	2.6	1.5
Net increase in cash and cash equivalents	$122.1	$14.0

Operating Activities

For the twenty-eight weeks ended July 15, 2017, net cash provided by operating activities increased by $58.9 million to $267.3 million compared to the comparable period of 2016. The net increase in operating cash flows compared to the prior year was primarily driven by a decrease in inventory levels and the timing of tax payments. This was partially offset by a reduction in accounts payable and lower net income.

Investing Activities

For the twenty-eight weeks ended July 15, 2017, net cash used in investing activities decreased by $18.0 million to $121.0 million compared to the comparable period of 2016. Cash used in investing activities for the twenty-eight weeks ended July 15, 2017 consisted primarily of purchases of property and equipment, which is $15.6 million lower than the prior year primarily as a result of lower investments in new stores and information technology as compared to the comparable period of 2016.

Our primary capital requirements have been the funding of our new store development (leased and owned locations), maintenance of existing stores, investments in supply chain and information technology and GPI integration expenditures. We lease approximately 84% of our stores. Our capital expenditures were $122.4 million for the twenty-eight weeks ended July 15, 2017.

Our future capital requirements will depend in large part on the number and timing of new stores we open within a given year and the investments we make in existing stores, information technology, supply chain network and the integration of GPI. In 2017, we anticipate that our capital expenditures will be approximately $250.0 million but may vary with business conditions. These investments will primarily include GPI integration expenditures for store conversions and supply chain and systems integration activities; new store development (leased and owned locations); and investments in our existing stores, supply chain network and systems. During the twenty-eight weeks ended July 15, 2017, we opened 32 stores and four Worldpac branches compared to 30 stores and four branches during the comparable period of last year. We anticipate opening 60 to 65 stores and Worldpac branches during 2017.

Financing Activities

For the twenty-eight weeks ended July 15, 2017, net cash used in financing activities was $26.8 million, a decrease of $30.0 million as compared the twenty-eight weeks ended July 16, 2016. This decrease was primarily a result of lower repayments on our credit facility in the current year.

Since 2006, our Board of Directors has declared quarterly dividends of $0.06 per share to stockholders of record. On August 10, 2017, our Board of Directors declared a quarterly dividend of $0.06 per share to be paid on October 6, 2017 to all common stockholders of record as of September 22, 2017.

Long-Term Debt

On January 31, 2017 we entered into a new credit agreement which provides a $1.0 billion unsecured revolving credit facility. This new revolver under our new credit agreement replaced the revolver under our previous credit agreement entered into in 2013 and is further described in Note 6, Long-term Debt, in this Form 10-Q.

As of July 15, 2017, we had a credit rating from Standard & Poor’s of BBB- and from Moody’s Investor Service of Baa2. The current outlooks by Standard & Poor’s and Moody’s are both stable. The current pricing grid used to determine our borrowing rate under the 2017 Credit Agreement is based on our credit ratings. Therefore, if these credit ratings decline, our interest rate on outstanding balances may increase and our access to additional financing on favorable terms may become more limited. In addition, it could reduce the attractiveness of our vendor payment program, where certain of our vendors finance payment obligations from us with designated third party financial institutions, which could result in increased working capital requirements. Conversely, if these credit ratings improve, our interest rate may decrease.

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

ITEM 4.CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of July 15, 2017 in accordance with Rule 13a-15(b) under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended July 15, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth the information with respect to repurchases of our common stock:

(in thousands, except per share data)	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 23, 2017 to May 20, 2017	198	$152.96	—	$415,092
May 21, 2017 to June 17, 2017	1,035	136.77	—	415,092
June 18, 2017 to July 15, 2017	63	152.75	—	415,092
Total	1,296	$140.02	—	$415,092

(1)
We repurchased 1,296 shares of our common stock, at an aggregate cost of $0.2 million, or an average purchase price of $140.02 per share, in connection with the net settlement of shares issued as a result of the vesting of restricted stock units during the twelve weeks ended July 15, 2017.

(2)	Our $500 million stock repurchase program was authorized by our Board of Directors on May 14, 2012.

ITEM 6.	EXHIBITS

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith
3.1	Restated Certificate of Incorporation of Advance Auto Parts, Inc. (“Advance Auto”) (as amended effective as of May 24, 2017).	8-K	3.1	5/31/2017
3.2	Amended and Restated Bylaws of Advance Auto, effective as of May 24, 2017.	8-K	3.2	5/31/2017
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCE AUTO PARTS, INC.

August 15, 2017	By:	/s/ Jeffrey W. Shepherd
Jeffrey W. Shepherd Senior Vice President, Controller and Chief Accounting Officer

S-1