Form 10-Q
period 2017-10-07
ADVANCE AUTO PARTS INC
filed 2017-11-14
CIK 1158449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 7, 2017
OR
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Registration S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of November 10, 2017, the registrant had outstanding 73,898,043 shares of Common Stock, par value $0.0001 per share (the only class of common stock of the registrant outstanding).

i

PART I.  FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF
ADVANCE AUTO PARTS, INC. AND SUBSIDIARIES

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except per share data) (Unaudited)

	October 7, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$363,302	$135,178
Receivables, net	679,359	641,252
Inventories	4,219,321	4,325,868
Other current assets	105,970	70,466
Total current assets	5,367,952	5,172,764
Property and equipment, net of accumulated depreciation of $1,755,749 and $1,660,648	1,418,486	1,446,340
Goodwill	994,408	990,877
Intangible assets, net	608,520	640,903
Other assets, net	78,858	64,149
	$8,468,224	$8,315,033
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	2,921,653	3,086,177
Accrued expenses	572,360	554,397
Other current liabilities	43,396	35,472
Total current liabilities	3,537,409	3,676,046
Long-term debt	1,044,008	1,042,949
Deferred income taxes	429,194	454,282
Other long-term liabilities	226,826	225,564
Commitments and contingencies
Stockholders’ equity:
Preferred stock, nonvoting, $0.0001 par value	—	—
Common stock, voting, $0.0001 par value	8	8
Additional paid-in capital	656,718	631,052
Treasury stock, at cost	(141,482)	(138,102)
Accumulated other comprehensive loss	(24,503)	(39,701)
Retained earnings	2,740,046	2,462,935
Total stockholders’ equity	3,230,787	2,916,192
	$8,468,224	$8,315,033

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands, except per share data) (Unaudited)

	Twelve Week Periods Ended		Forty Week Periods Ended
	October 7, 2017	October 8, 2016	October 7, 2017	October 8, 2016
Net sales	$2,182,233	$2,248,855	$7,336,798	$7,484,788
Cost of sales, including purchasing and warehousing costs	1,234,525	1,260,650	4,125,318	4,136,437
Gross profit	947,708	988,205	3,211,480	3,348,351
Selling, general and administrative expenses	791,139	794,437	2,728,420	2,666,900
Operating income	156,569	193,768	483,060	681,451
Other, net:
Interest expense	(13,314)	(13,581)	(45,665)	(46,545)
Other income (expense), net	745	(2,349)	8,727	7,018
Total other, net	(12,569)	(15,930)	(36,938)	(39,527)
Income before provision for income taxes	144,000	177,838	446,122	641,924
Provision for income taxes	48,004	63,994	155,117	244,667
Net income	$95,996	$113,844	$291,005	$397,257

Basic earnings per share	$1.30	$1.54	$3.94	$5.38
Weighted average shares outstanding	73,866	73,638	73,827	73,524

Diluted earnings per share	$1.30	$1.53	$3.93	$5.36
Weighted average shares outstanding - assuming dilution	74,106	73,860	74,097	73,847

Dividends declared per share	$0.06	$0.06	$0.18	$0.18

Condensed Consolidated Statements of Comprehensive Income
(In thousands) (Unaudited)

	Twelve Week Periods Ended		Forty Week Periods Ended
	October 7, 2017	October 8, 2016	October 7, 2017	October 8, 2016
Net income	$95,996	$113,844	$291,005	$397,257
Other comprehensive income (loss):
Changes in net unrecognized other postretirement benefit costs, net of tax of $41, $88, $137 and $295	(63)	(136)	(211)	(455)
Currency translation adjustments	2,225	(4,939)	15,409	7,018
Total other comprehensive income (loss)	2,162	(5,075)	15,198	6,563
Comprehensive income	$98,158	$108,769	$306,203	$403,820

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows (In thousands) (Unaudited)
	Forty Week Periods Ended
	October 7, 2017	October 8, 2016
Cash flows from operating activities:
Net income	$291,005	$397,257
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	192,753	199,262
Share-based compensation	28,156	11,664
Loss on property and equipment, net	4,692	4,602
(Benefit) provision for deferred income taxes	(25,712)	21,130
Other, net	2,262	(2,657)
Net change in:
Receivables, net	(35,760)	(87,488)
Inventories	116,957	(175,678)
Accounts payable	(170,227)	(9,222)
Accrued expenses	36,564	84,897
Other assets and liabilities	(39,685)	(16,735)
Net cash provided by operating activities	401,005	427,032
Cash flows from investing activities:
Purchases of property and equipment	(160,960)	(204,213)
Proceeds from sales of property and equipment	6,120	1,483
Other, net	20	(2,672)
Net cash used in investing activities	(154,820)	(205,402)
Cash flows from financing activities:
Increase in bank overdrafts	4,676	8,765
Borrowings under credit facilities	534,400	686,100
Payments on credit facilities	(534,400)	(846,100)
Dividends paid	(17,828)	(17,734)
Proceeds from the issuance of common stock	3,142	3,438
Tax withholdings related to the exercise of stock appreciation rights	(6,414)	(15,764)
Repurchase of common stock	(3,380)	(12,300)
Other, net	(2,095)	(323)
Net cash used in financing activities	(21,899)	(193,918)
Effect of exchange rate changes on cash	3,838	1,000
Net increase in cash and cash equivalents	228,124	28,712
Cash and cash equivalents, beginning of period	135,178	90,782
Cash and cash equivalents, end of period	$363,302	$119,494

Non-cash transactions:
Accrued purchases of property and equipment	$7,860	$20,300

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

1. Description of Business and Basis of Presentation

Advance Auto Parts, Inc. and subsidiaries is a leading automotive aftermarket parts provider in North America, serving both “do-it-for-me”, or Professional, and “do-it-yourself”, or DIY customers. The accompanying interim unaudited condensed consolidated financial statements have been prepared by the Company and include the accounts of Advance Auto Parts, Inc. (“Advance”), its wholly owned subsidiary, Advance Stores Company, Incorporated (“Advance Stores”), and its subsidiaries (collectively referred to as “Advance”, “we”, “us”, “our” or “the Company”).

As of October 7, 2017, the Company operated a total of 5,074 stores and 129 distribution branches primarily within the United States, with additional locations in Canada, Puerto Rico and the U.S. Virgin Islands. The Company’s stores operate primarily under the trade names “Advance Auto Parts,” “Carquest” and “Autopart International,” and our distribution branches operate under the “Worldpac” trade name. In addition, as of October 7, 2017, the Company served approximately 1,250 independently-owned Carquest branded stores (“independent stores”) across the same geographic locations served by the Company’s stores in addition to Mexico, the Bahamas, Turks and Caicos, the British Virgin Islands and the Pacific Islands.

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, have been condensed or omitted based upon the Securities and Exchange Commission (“SEC”) interim reporting guidance. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for 2016 as filed with the SEC on February 28, 2017.

The results of operations for the interim periods are not necessarily indicative of the operating results to be expected for the full fiscal year. The first quarter of each of the Company’s fiscal years contains sixteen weeks. The Company’s remaining three quarters consist of twelve weeks.

Segment and Related Information

Effective in the third quarter of 2017, the Company realigned its three geographic divisions, which included the operations of the stores operating under the Advance Auto Parts, Carquest and Autopart International trade names, into two US geographic divisions. As a result of this realignment and change in the operating structure of its Carquest Independent and Carquest Canada businesses, the Company has increased its number of operating segments from four to five. As a result, goodwill was reassigned to the affected reporting units using a relative fair value approach. The Company continues to aggregate its operating segments into one reportable segment.

Recently Adopted Accounting Pronouncements

In March 2016, the FASB issued ASU 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” aimed at simplifying certain aspects of accounting for share-based payment transactions. The areas for simplification include the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The Company adopted ASU 2016-09 in the first quarter of 2017 and recorded a cumulative effect reduction to beginning retained earnings of $490 thousand related to the Company’s election to record forfeitures as they occur. In addition, the Company elected to retrospectively adopt the provision regarding the presentation of excess tax benefits in the statement of cash flows, which resulted in an increase in our net cash provided by operating activities and a decrease in our net cash provided by financing activities of $17.6 million for the forty weeks ended October 8, 2016. The provision requiring the inclusion of excess tax benefits (deficits) as a component of the provision for income taxes in the consolidated results of operations is being applied prospectively. The Company recorded excess tax benefits of $4.5 million as a reduction in Provision for income taxes during the forty weeks ended October 7, 2017. The impact of excess tax benefits was immaterial during the twelve weeks ended October 7, 2017.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” This ASU is a comprehensive new leases standard that amends various aspects of existing guidance for leases and requires additional disclosures about leasing arrangements. It will require lessees to recognize lease assets and lease liabilities for all leases, including those leases previously classified as operating leases under current GAAP. The ASU is effective for annual periods beginning after December 15, 2018 with early adoption permitted. From a balance sheet perspective, the Company expects adoption of the new standard to have a material effect on its Total assets and Total liabilities as a result of recording the required right of use asset and associated lease liability. However, the Company has not completed its analysis and is unable to quantify the impact at this time. Currently, the Company does not expect adoption of ASU 2016-02 to have a material impact on its consolidated statements of operations as the majority of its leases will remain operating in nature. As such, the expense recognition will be similar to previously required straight-line expense treatment. The Company is also in the process of identifying changes to its business processes, systems and controls to support adoption of the new standard in 2019.

In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers (Topic 606).” This ASU, along with subsequent ASU’s issued to clarify certain provisions of ASU 2014-09, is a comprehensive new revenue recognition model that expands disclosure requirements and requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017 with early adoption permitted. The Company plans to adopt the new standard effective December 31, 2017 and will apply the modified retrospective method. The Company has analyzed the impact of ASU 2014-09, as amended, on its revenue contracts, comparing the Company’s current accounting policies and practices to the requirements of the new standard and identified differences that would result from applying the new standard to its contracts. The Company has determined the adoption of the new standard will not have a material impact on its consolidated financial condition, results of operations or cash flows. Additionally, the Company does not anticipate any significant changes to business processes, controls or systems as a result of adopting the new standard.

2. Inventories

Inventories are stated at the lower of cost or market. The Company used the LIFO method of accounting for approximately 88% and 89% of inventories at October 7, 2017 and December 31, 2016. Under the LIFO method, the Company’s cost of sales reflects the costs of the most recently purchased inventories, while the inventory carrying balance represents the costs for inventories purchased in 2017 and prior years. As a result of changes in the LIFO reserve, the Company recorded a reduction to cost of sales of $6.5 million and $48.7 million for the forty weeks ended October 7, 2017 and October 8, 2016.

An actual valuation of inventory under the LIFO method is performed by the Company at the end of each fiscal year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs.

Inventory balances were as follows:

(in thousands)	October 7, 2017	December 31, 2016
Inventories at FIFO	$4,006,968	$4,120,030
Adjustments to state inventories at LIFO	212,353	205,838
Inventories at LIFO	$4,219,321	$4,325,868

3. Exit Activities

Integration of Carquest stores

The Company is in the process of a multi-year integration, which includes the consolidation and conversion of its Carquest stores acquired with General Parts International, Inc. (“GPI”) on January 2, 2014. As of October 7, 2017, 345 Carquest stores acquired with GPI had been consolidated into existing Advance Auto Parts stores and 414 stores had been converted to the Advance Auto Parts format. During the twelve weeks ended October 7, 2017, a total of three Carquest stores were consolidated and 37 Carquest stores were converted. During the forty weeks ended October 7, 2017, a total of 12 Carquest stores were consolidated and 132 Carquest stores were converted. We expect to consolidate or convert the remaining U.S. Carquest stores over the next few years. As of October 7, 2017, the Company had 463 stores still operating under the Carquest name.

The Company incurred $2.2 million of exit costs related to the consolidations during the twelve weeks ended October 8, 2016, primarily related to closed store lease obligations. Exit costs were immaterial during the twelve weeks ended October 7, 2017. The Company incurred $1.0 million and $17.6 million of exit costs related to the consolidations during the forty weeks ended October 7, 2017 and October 8, 2016 primarily related to closed store lease obligations. These costs are included in Selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

2017 Field and Support Center Restructuring

In June 2017, the Company restructured its field organization and streamlined its operating structure. The restructuring activity was substantially complete as of October 7, 2017 and resulted in the recognition of $7.7 million of expenses related to severance. These costs are included in Selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

Total Exit Liabilities

The Company’s total exit liabilities include liabilities recorded in connection with the consolidation of Carquest stores and restructuring activities described above, along with liabilities associated with facility closures that have occurred as part of our normal market evaluation process. Cash payments on the closed facility lease obligations are expected to be made through 2028 and the remaining severance payments are expected to be made in 2017. Of the Company’s total exit liabilities as of October 7, 2017, $21.8 million is included in Other long-term liabilities and the remainder is included in Accrued expenses in the accompanying condensed consolidated balance sheets. A summary of the Company’s exit liabilities are presented in the following table:

(in thousands)	Closed Facility Lease Obligations	Severance	Total
Balance, December 31, 2016	$44,265	$959	$45,224
Reserves established	5,098	7,715	12,813
Change in estimates	177	(156)	21
Cash payments	(14,723)	(5,739)	(20,462)
Balance, October 7, 2017	$34,817	$2,779	$37,596

Balance, January 2, 2016	$42,490	$6,255	$48,745
Reserves established	23,252	988	24,240
Change in estimates	(3,073)	(410)	(3,483)
Cash payments	(18,404)	(5,874)	(24,278)
Balance, December 31, 2016	$44,265	$959	$45,224

4. Intangible Assets

The Company’s definite-lived intangible assets include customer relationships, favorable leases and non-compete agreements. Amortization expense was $10.7 million and $11.3 million for the twelve weeks ended October 7, 2017 and October 8, 2016 and $36.3 million and $37.1 million for the forty weeks ended October 7, 2017 and October 8, 2016.

5. Receivables, net

Receivables consist of the following:

(in thousands)	October 7, 2017	December 31, 2016
Trade	$444,561	$407,301
Vendor	244,322	239,770
Other	13,690	23,345
Total receivables	702,573	670,416
Less: Allowance for doubtful accounts	(23,214)	(29,164)
Receivables, net	$679,359	$641,252

6. Long-term Debt and Fair Value of Financial Instruments

Long-term debt consists of the following:

(in thousands)	October 7, 2017	December 31, 2016
Total long-term debt	$1,044,358	$1,043,255
Less: Current portion of long-term debt (included in Other current liabilities)	(350)	(306)
Long-term debt, excluding current portion	$1,044,008	$1,042,949

Fair value of long-term debt	$1,129,000	$1,118,000

Fair Value of Financial Assets and Liabilities

The fair value of the Company’s senior unsecured notes was determined using Level 2 inputs based on quoted market prices. The Company believes the carrying value of its other long-term debt approximates fair value. The carrying amounts of the Company’s cash and cash equivalents, receivables, accounts payable and accrued expenses approximate their fair values due to the relatively short-term nature of these instruments.

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

As of October 7, 2017, the Company had no outstanding borrowings under the revolver and borrowing availability was $576.1 million based on applicable covenant restrictions under the Company’s leverage ratio. As of October 7, 2017, the Company had letters of credit outstanding of $99.7 million, which generally have a term of one year or less and primarily serve as collateral for the Company’s self-insurance policies.

The interest rates on outstanding amounts, if any, on the revolving facility under the 2017 Credit Agreement will be based, at the Company’s option, on an adjusted LIBOR, plus a margin, or an alternate base rate, plus a margin. After an initial interest period, the Company may elect to convert a particular borrowing to a different type. The initial margins per annum for the revolving loan are 1.10% for the adjusted LIBOR and 0.10% for alternate base rate borrowings. A facility fee of 0.15% per annum will be charged on the total revolving facility commitment, payable quarterly in arrears. Under the terms of the 2017 Credit Agreement, the interest rate spread, facility fee and commitment fee will be based on the Company’s credit rating. The interest rate spread ranges from 1.00% to 1.85% for adjusted LIBOR borrowings and 0.00% to 0.85% for alternate base rate borrowings.

The 2017 Credit Agreement contains customary covenants restricting the ability of: (a) Advance Stores and its subsidiaries to, among other things, (i) create, incur or assume additional debt (only with respect to subsidiaries of Advance Stores), (ii) incur liens, (iii) guarantee obligations, and (iv) change the nature of its business conducted by itself and its subsidiaries; (b) Advance, Advance Stores and their subsidiaries to, among other things (i) enter into certain hedging arrangements, (ii) enter into restrictive agreements limiting their ability to incur liens on any of their property or assets, pay distributions, repay loans, or guarantee indebtedness of their subsidiaries; and (c) Advance, among other things, to change the holding company status of Advance. Advance Stores is required to comply with financial covenants with respect to a maximum leverage ratio and a minimum coverage ratio. The 2017 Credit Agreement also provides for customary events of default, including non-payment defaults, covenant defaults and cross-defaults of Advance Stores’ other material indebtedness. The Company was in compliance with its financial covenants with respect to the 2017 Credit Agreement as of October 7, 2017.

Debt Guarantees

The Company is a guarantor of loans made by banks to various independently owned Carquest branded stores that are customers of the Company totaling $25.7 million as of October 7, 2017. These loans are collateralized by security agreements on merchandise inventory and other assets of the borrowers. The approximate value of the inventory collateralized by these agreements is $62.0 million as of October 7, 2017. The Company believes that the likelihood of performance under these guarantees is remote.

7. Earnings per Share

Diluted earnings per share are calculated by including the effect of dilutive securities. Share-based awards to purchase approximately 176 thousand and 22 thousand shares of common stock during the twelve week periods ended October 7, 2017 and October 8, 2016 were not included in the calculation of diluted earnings per share because they were anti-dilutive. Share-based awards to purchase approximately 142 thousand and 22 thousand shares of common stock during the forty week periods ended October 7, 2017 and October 8, 2016 were not included in the calculation of diluted earnings per share because they were anti-dilutive.

The following table illustrates the computation of basic and diluted earnings per share:

	Twelve Weeks Ended		Forty Weeks Ended
(in thousands, except per share data)	October 7, 2017	October 8, 2016	October 7, 2017	October 8, 2016
Numerator
Net income	$95,996	$113,844	$291,005	$397,257
Denominator
Basic weighted average shares	73,866	73,638	73,827	73,524
Dilutive impact of share-based awards	240	222	270	323
Diluted weighted average shares	74,106	73,860	74,097	73,847

Basic earnings per share	$1.30	$1.54	$3.94	$5.38

Diluted earnings per share	$1.30	$1.53	$3.93	$5.36

8. Share-Based Compensation

During the forty week period ended October 7, 2017, the Company granted 228 thousand time-based restricted stock units (“RSUs”), 51 thousand performance-based RSUs and 25 thousand market-based RSUs. The general terms of the time-based and performance-based RSUs are similar to awards previously granted by the Company. The market-based RSUs will vest based on the Company’s relative total shareholder return among a designated group of peer companies during a three-year period and will be subject to a one-year holding period after vesting.

The weighted average fair values of the time-based, performance-based and market-based RSUs granted during the forty week period ended October 7, 2017 were $97.34, $151.35 and $111.65 per share. For time-based and performance-based RSUs, the fair value of each award was determined based on the market price of the Company’s stock on the date of grant adjusted for expected dividends during the vesting period, as applicable. The fair value of each market-based RSU was determined using a Monte Carlo simulation model.

Total share-based compensation expense included in the Company’s condensed consolidated statements of operations was $8.2 million for the twelve week period ended October 7, 2017 and the related income tax benefit recognized was $3.1 million. Total share-based compensation expense included in the Company’s condensed consolidated statements of operations was $28.2 million for the forty week period ended October 7, 2017 and the related income tax benefit recognized was $10.5 million. As of October 7, 2017, there was $47.5 million of unrecognized compensation expense related to all share-based awards that is expected to be recognized over a weighted average period of 1.7 years.

9. Warranty Liabilities

The following table presents changes in the Company’s warranty reserves, which are included in Accrued expenses in its condensed consolidated balance sheets.

	Forty Weeks Ended	Fifty-Two Weeks Ended
(in thousands)	October 7, 2017	December 31, 2016
Warranty reserve, beginning of period	$47,243	$44,479
Additions to warranty reserves	39,777	46,903
Reserves utilized	(37,516)	(44,139)
Warranty reserve, end of period	$49,504	$47,243

10. Condensed Consolidating Financial Statements

Certain 100% wholly owned domestic subsidiaries of Advance, including its Material Subsidiaries (as defined in the 2017 Credit Agreement) serve as guarantors of Advance’s senior unsecured notes (“Guarantor Subsidiaries”). The subsidiary guarantees related to Advance’s senior unsecured notes are full and unconditional and joint and several, and there are no restrictions on the ability of Advance to obtain funds from its Guarantor Subsidiaries. Certain of Advance’s wholly owned subsidiaries, including all of its foreign subsidiaries, do not serve as guarantors of Advance’s senior unsecured notes (“Non-Guarantor Subsidiaries”).

Set forth below are condensed consolidating financial statements presenting the financial position, results of operations, and cash flows of (i) Advance, (ii) the Guarantor Subsidiaries, (iii) the Non-Guarantor Subsidiaries, and (iv) the eliminations necessary to arrive at consolidated information for the Company. Investments in subsidiaries of the Company are presented under the equity method. The statement of operations eliminations relate primarily to the sale of inventory from a Non-Guarantor Subsidiary to a Guarantor Subsidiary. The balance sheet eliminations relate primarily to the elimination of intercompany receivables and payables and subsidiary investment accounts.

Condensed Consolidating Balance Sheets (Unaudited)
As of October 7, 2017

(in thousands)	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$23	$312,193	$51,109	$(23)	$363,302
Receivables, net	—	635,964	43,395	—	679,359
Inventories	—	4,030,391	188,930	—	4,219,321
Other current assets	—	105,047	1,057	(134)	105,970
Total current assets	23	5,083,595	284,491	(157)	5,367,952
Property and equipment, net of accumulated depreciation	108	1,408,580	9,798	—	1,418,486
Goodwill	—	943,358	51,050	—	994,408
Intangible assets, net	—	561,921	46,599	—	608,520
Other assets, net	4,391	78,248	610	(4,391)	78,858
Investment in subsidiaries	3,330,214	439,076	—	(3,769,290)	—
Intercompany note receivable	1,048,636	—	—	(1,048,636)	—
Due from intercompany, net	—	—	336,163	(336,163)	—
	$4,383,372	$8,514,778	$728,711	$(5,158,637)	$8,468,224
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$—	$2,673,704	$247,949	$—	$2,921,653
Accrued expenses	3,026	549,953	19,515	(134)	572,360
Other current liabilities	—	43,130	289	(23)	43,396
Total current liabilities	3,026	3,266,787	267,753	(157)	3,537,409
Long-term debt	1,044,008	—	—	—	1,044,008
Deferred income taxes	—	413,787	19,797	(4,390)	429,194
Other long-term liabilities	—	224,741	2,085	—	226,826
Intercompany note payable	—	1,048,636	—	(1,048,636)	—
Due to intercompany, net	105,551	230,612	—	(336,163)	—
Commitments and contingencies

Stockholders' equity	3,230,787	3,330,215	439,076	(3,769,291)	3,230,787
	$4,383,372	$8,514,778	$728,711	$(5,158,637)	$8,468,224

Condensed Consolidating Balance Sheets (Unaudited)
As of December 31, 2016

(in thousands)	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$22	$78,543	$56,635	$(22)	$135,178
Receivables, net	—	619,229	22,023	—	641,252
Inventories	—	4,126,465	199,403	—	4,325,868
Other current assets	—	69,385	1,153	(72)	70,466
Total current assets	22	4,893,622	279,214	(94)	5,172,764
Property and equipment, net of accumulated depreciation	128	1,436,459	9,753	—	1,446,340
Goodwill	—	943,359	47,518	—	990,877
Intangible assets, net	—	595,596	45,307	—	640,903
Other assets, net	4,634	63,376	773	(4,634)	64,149
Investment in subsidiaries	3,008,856	375,420	—	(3,384,276)	—
Intercompany note receivable	1,048,424	—	—	(1,048,424)	—
Due from intercompany, net	—	—	316,109	(316,109)	—
	$4,062,064	$8,307,832	$698,674	$(4,753,537)	$8,315,033
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$—	$2,813,937	$272,240	$—	$3,086,177
Accrued expenses	1,505	526,652	26,312	(72)	554,397
Other current liabilities	—	32,508	2,986	(22)	35,472
Total current liabilities	1,505	3,373,097	301,538	(94)	3,676,046
Long-term debt	1,042,949	—	—	—	1,042,949
Deferred income taxes	—	439,283	19,633	(4,634)	454,282
Other long-term liabilities	—	223,481	2,083	—	225,564
Intercompany note payable	—	1,048,424	—	(1,048,424)	—
Due to intercompany, net	101,418	214,691	—	(316,109)	—
Commitments and contingencies

Stockholders' equity	2,916,192	3,008,856	375,420	(3,384,276)	2,916,192
	$4,062,064	$8,307,832	$698,674	$(4,753,537)	$8,315,033

Condensed Consolidating Statements of Operations (Unaudited)
For the Twelve Weeks ended October 7, 2017

(in thousands)	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$2,098,475	$122,495	$(38,737)	$2,182,233
Cost of sales, including purchasing and warehousing costs	—	1,185,654	87,608	(38,737)	1,234,525
Gross profit	—	912,821	34,887	—	947,708
Selling, general and administrative expenses	5,806	777,201	19,751	(11,619)	791,139
Operating (loss) income	(5,806)	135,620	15,136	11,619	156,569
Other, net:
Interest (expense) income	(11,874)	(1,401)	(39)	—	(13,314)
Other income (expense), net	17,832	(4,665)	(803)	(11,619)	745
Total other, net	5,958	(6,066)	(842)	(11,619)	(12,569)
Income before provision for income taxes	152	129,554	14,294	—	144,000
Provision for income taxes	(136)	45,626	2,514	—	48,004
Income before equity in earnings of subsidiaries	288	83,928	11,780	—	95,996
Equity in earnings of subsidiaries	95,708	11,781	—	(107,489)	—
Net income	$95,996	$95,709	$11,780	$(107,489)	$95,996

Condensed Consolidating Statements of Operations (Unaudited)
For the Twelve Weeks ended October 8, 2016

(in thousands)	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$2,174,483	$112,072	$(37,700)	$2,248,855
Cost of sales, including purchasing and warehousing costs	—	1,219,636	78,714	(37,700)	1,260,650
Gross profit	—	954,847	33,358	—	988,205
Selling, general and administrative expenses	6,665	778,643	20,807	(11,678)	794,437
Operating (loss) income	(6,665)	176,204	12,551	11,678	193,768
Other, net:
Interest (expense) income	(11,932)	(1,669)	20	—	(13,581)
Other income (expense), net	18,809	(4,791)	(4,689)	(11,678)	(2,349)
Total other, net	6,877	(6,460)	(4,669)	(11,678)	(15,930)
Income before provision for income taxes	212	169,744	7,882	—	177,838
Provision for income taxes	361	62,252	1,381	—	63,994
(Loss) income before equity in earnings of subsidiaries	(149)	107,492	6,501	—	113,844
Equity in earnings of subsidiaries	113,993	6,501	—	(120,494)	—
Net income	$113,844	$113,993	$6,501	$(120,494)	$113,844

Condensed Consolidating Statements of Operations (Unaudited)
For the Forty Weeks ended October 7, 2017

(in thousands)	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$7,075,603	$432,790	$(171,595)	$7,336,798
Cost of sales, including purchasing and warehousing costs	—	3,987,575	309,338	(171,595)	4,125,318
Gross profit	—	3,088,028	123,452	—	3,211,480
Selling, general and administrative expenses	25,973	2,678,822	63,017	(39,392)	2,728,420
Operating (loss) income	(25,973)	409,206	60,435	39,392	483,060
Other, net:
Interest (expense) income	(40,240)	(5,424)	(1)	—	(45,665)
Other income (expense), net	67,183	(17,430)	(1,634)	(39,392)	8,727
Total other, net	26,943	(22,854)	(1,635)	(39,392)	(36,938)
Income before provision for income taxes	970	386,352	58,800	—	446,122
(Benefit) provision for income taxes	(1,752)	145,923	10,946	—	155,117
Income before equity in earnings of subsidiaries	2,722	240,429	47,854	—	291,005
Equity in earnings of subsidiaries	288,283	47,855	—	(336,138)	—
Net income	$291,005	$288,284	$47,854	$(336,138)	$291,005

Condensed Consolidating Statements of Operations (Unaudited)
For the Forty Weeks ended October 8, 2016

(in thousands)	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$7,240,681	$432,170	$(188,063)	$7,484,788
Cost of sales, including purchasing and warehousing costs	—	4,023,979	300,521	(188,063)	4,136,437
Gross profit	—	3,216,702	131,649	—	3,348,351
Selling, general and administrative expenses	17,965	2,620,217	72,028	(43,310)	2,666,900
Operating (loss) income	(17,965)	596,485	59,621	43,310	681,451
Other, net:
Interest (expense) income	(40,148)	(6,457)	60	—	(46,545)
Other income (expense), net	58,524	(6,315)	(1,881)	(43,310)	7,018
Total other, net	18,376	(12,772)	(1,821)	(43,310)	(39,527)
Income before provision for income taxes	411	583,713	57,800	—	641,924
Provision for income taxes	1,008	231,664	11,995	—	244,667
(Loss) income before equity in earnings of subsidiaries	(597)	352,049	45,805	—	397,257
Equity in earnings of subsidiaries	397,854	45,805	—	(443,659)	—
Net income	$397,257	$397,854	$45,805	$(443,659)	$397,257

Condensed Consolidating Statements of Comprehensive Income (Unaudited)
For the Twelve Weeks ended October 7, 2017

(in thousands)	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$95,996	$95,709	$11,780	$(107,489)	$95,996
Other comprehensive income	2,162	2,162	2,225	(4,387)	2,162
Comprehensive income	$98,158	$97,871	$14,005	$(111,876)	$98,158

Condensed Consolidating Statements of Comprehensive Income (Unaudited)
For the Twelve Weeks ended October 8, 2016

(in thousands)	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$113,844	$113,993	$6,501	$(120,494)	$113,844
Other comprehensive loss	(5,075)	(5,075)	(4,939)	10,014	(5,075)
Comprehensive income	$108,769	$108,918	$1,562	$(110,480)	$108,769

Condensed Consolidating Statements of Comprehensive Income (Unaudited)
For the Forty Weeks ended October 7, 2017

(in thousands)	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$291,005	$288,284	$47,854	$(336,138)	$291,005
Other comprehensive income	15,198	15,198	15,409	(30,607)	15,198
Comprehensive income	$306,203	$303,482	$63,263	$(366,745)	$306,203

Condensed Consolidating Statements of Comprehensive Income (Unaudited)
For the Forty Weeks ended October 8, 2016

(in thousands)	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$397,257	$397,854	$45,805	$(443,659)	$397,257
Other comprehensive income	6,563	6,563	7,018	(13,581)	6,563
Comprehensive income	$403,820	$404,417	$52,823	$(457,240)	$403,820

Condensed Consolidating Statements of Cash Flows (Unaudited)
For the Forty Weeks ended October 7, 2017

(in thousands)	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$406,032	$(5,027)	$—	$401,005

Cash flows from investing activities:
Purchases of property and equipment	—	(159,769)	(1,191)	—	(160,960)
Proceeds from sales of property and equipment	—	6,108	12	—	6,120
Other, net	—	480	(460)	—	20
Net cash used in investing activities	—	(153,181)	(1,639)	—	(154,820)

Cash flows from financing activities:
(Decrease) increase in bank overdrafts	—	7,374	(2,698)	—	4,676
Borrowings under credit facilities	—	534,400	—	—	534,400
Payments on credit facilities	—	(534,400)	—	—	(534,400)
Dividends paid	—	(17,828)	—	—	(17,828)
Proceeds from the issuance of common stock	—	3,142	—	—	3,142
Tax withholdings related to the exercise of stock appreciation rights	—	(6,414)	—	—	(6,414)
Repurchase of common stock	—	(3,380)	—	—	(3,380)
Other, net	1	(2,095)	—	(1)	(2,095)
Net cash provided by (used in) financing activities	1	(19,201)	(2,698)	(1)	(21,899)

Effect of exchange rate changes on cash	—	—	3,838	—	3,838

Net increase (decrease) in cash and cash equivalents	1	233,650	(5,526)	(1)	228,124
Cash and cash equivalents, beginning of period	22	78,543	56,635	(22)	135,178
Cash and cash equivalents, end of period	$23	$312,193	$51,109	$(23)	$363,302

Condensed Consolidating Statements of Cash Flows (Unaudited)
For the Forty Weeks ended October 8, 2016

(In thousands)	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$14	$415,649	$11,369	$—	$427,032

Cash flows from investing activities:
Purchases of property and equipment	—	(202,382)	(1,831)	—	(204,213)
Proceeds from sales of property and equipment	—	1,481	2	—	1,483
Other, net	—	(2,672)	—	—	(2,672)
Net cash used in investing activities	—	(203,573)	(1,829)	—	(205,402)

Cash flows from financing activities:
Increase in bank overdrafts	—	10,006	(1,227)	(14)	8,765
Borrowings under credit facilities	—	686,100	—	—	686,100
Payments on credit facilities	—	(846,100)	—	—	(846,100)
Dividends paid	—	(17,734)	—	—	(17,734)
Proceeds from the issuance of common stock	—	3,438	—	—	3,438
Tax withholdings related to the exercise of stock appreciation rights	—	(15,764)	—	—	(15,764)
Repurchase of common stock	—	(12,300)	—	—	(12,300)
Other, net	—	(323)	—	—	(323)
Net cash used in financing activities	—	(192,677)	(1,227)	(14)	(193,918)

Effect of exchange rate changes on cash	—	—	1,000	—	1,000

Net increase in cash and cash equivalents	14	19,399	9,313	(14)	28,712
Cash and cash equivalents, beginning of period	8	63,458	27,324	(8)	90,782
Cash and cash equivalents, end of period	$22	$82,857	$36,637	$(22)	$119,494

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
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

Listed below and discussed in our Annual Report on Form 10-K for the year ended December 31, 2016 (filed with the Securities and Exchange Commission (“SEC”) on February 28, 2017), which we refer to as our 2016 Form 10-K, are some important risks, uncertainties and contingencies which could cause our actual results, performance or achievements to be materially different from any forward-looking statements made or implied in this report. These include, but are not limited to, the following:

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

Management Overview

We generated diluted earnings per share (“Diluted EPS”) of $1.30 during our twelve weeks ended October 7, 2017 (or the third quarter of 2017) compared to $1.53 for the comparable period of 2016. Comparable store sales were down 3.4% in the third quarter of 2017. The lower than expected sales performance was driven by the following factors:

•	Macroeconomic pressures on the automotive aftermarket industry;

•	Short-term disruptions resulting from our transformation actions taken in the second and third quarters; and

•	Weather-related impacts in our Northeast, Mid-Atlantic, Midwest and North Central markets.

The softness in the industry over the last two quarters has resulted from higher gas prices and a significantly lower number of new cars sold during 2008 and 2009 that has created a temporary trough largely in the maintenance and repair window for those cars. Our analysis shows that short-term volatility is not unusual in the industry. We have completed a number of transformation actions over the last two quarters, including the restructuring and reduction in number of Advance Auto Parts (“AAP”) and Carquest US (“CQUS”) store regions, implementation of more pricing discipline in our stores and reduction in inventory. While we believe these actions are needed for the long term, there were some short-term disruption impacts during the third quarter. Despite stronger performance in our Western and Southern markets, we experienced softness in our cooling parts and chemicals category sales across many of other markets as a result of the milder summer weather. Partially offsetting the softness in our AAP/CQUS business was was the performance of certain aspects of our Professional and Canadian businesses, which grew their sales during the quarter.

As in the past several quarters, our operating profit margin reflects deliberate choices to invest in our business and improve productivity over the long term despite the sales softness. We believe these investments are necessary as we build a foundation for sustainable, long-term performance improvement.

When adjusted for the following non-operational items, our adjusted diluted earnings per share (“Adjusted EPS”) was $1.43 during the third quarter of 2017 compared to $1.73 during the comparable period of 2016:

	Q3 2017	Q3 2016
GPI integration and store consolidation costs	$0.02	$0.12
GPI amortization of acquired intangible assets	$0.08	$0.08
Transformation expenses	$0.03	$—

The GPI integration, store consolidation costs and amortization of acquired intangible assets relate to our acquisition of General Parts International, Inc. (“GPI”) in 2014. Beginning last quarter (second quarter of Fiscal 2017), we recognized transformation expenses which we expect to continue over the next several years as we transition from our integration of our AAP and CQUS businesses to a plan that involves a more holistic and integrated transformation of the entire company across all four banners, including Worldpac (“WP”) and Autopart International (“AI”). Refer to “Reconciliation of Non-GAAP Financial Measures” for further details of our comparable adjustments and the usefulness of such measures to investors.

Summary of Third Quarter Financial Results

A high-level summary of our financial results for the third quarter of 2017 is included below:

•
Total sales during the third quarter of 2017 were $2,182.2 million, a decrease of 3.0% as compared to the third quarter of 2016, which was primarily comprised of a comparable store sales decline of 3.4% partially offset by growth in new stores.

•
Operating income for the third quarter of 2017 was $156.6 million, a decrease of $37.2 million as compared to the third quarter of 2016. As a percentage of total sales, operating income was 7.2%, a decrease of 144 basis points as compared to the third quarter of 2016.

•	Inventories as of October 7, 2017 decreased $106.5 million, or 2.5%, from inventories as of December 31, 2016. This decrease was driven by our inventory optimization efforts.

•
We generated operating cash flow of $401.0 million for the third quarter of 2017, a decrease of 6.1% as compared to the third quarter of 2016, primarily due to a reduction in accounts payable and lower net income partially offset by decrease in inventory levels.

Refer to “Results of Operations” and “Liquidity and Capital Resources” for further details of our income statement and cash flow results.

Business Update
We continue to make progress on the various elements of our strategic business plan, which is focused on improving the customer experience and driving consistent execution for both Professional and DIY customers. To achieve these improvements, we have undertaken planned transformation actions to help build a foundation for long-term success across the entire company. These transformation actions initiated during the third quarter include:

•
A continued roll-out of our common catalog across all four banners - Advance Auto Parts, Carquest, Worldpac and Autopart International. This expanded catalog leverages our enterprise-wide assortment to all of our customers and will be fully enabled through each banner’s point-of-sale system. This capability also provides the customer more flexibility in originating orders across banners.

•
Development of a demand-based assortment, leveraging purchase history and look-ups from the common catalog, versus our existing push-down supply approach. This technology is a first step in moving from a supply-driven to a demand-driven assortment.

•	Continued to make progress in the early development of a more efficient end-to-end supply chain to deliver our broad assortment.

•
Expanded use of Telematics, a fleet management and tracking platform, that is critical for real-time fleet management and accurate measurement and management of customer order and delivery commitments.

•
Creation of new DIY omnichannel capabilities to reach our customers in the manner that is most desirable for them, including the launch of our enhanced website during the third quarter and eventual launch of a mobile app.

Industry Update
Operating within the automotive aftermarket industry, we are influenced by a number of general macroeconomic factors, many of which are similar to those affecting the overall retail industry. These factors include, but are not limited to:

•	Fuel costs

•	Unemployment rates

•	Consumer confidence

•	Competition

•	Reduction in new car sales in 2008 and 2009

•	Miles driven

•	Increasing number of vehicles 11 years and older

•	Economic and political uncertainty

•	Deferral of elective automotive maintenance and improvements in new car quality

While these factors tend to fluctuate, we remain confident in the long-term growth prospects for the automotive parts industry.
Our business is somewhat seasonal in nature, with the highest sales usually occurring in the spring and summer months. In addition, our business can be affected significantly by weather conditions. While usually heavy precipitation tends to soften sales as elective maintenance is deferred during such periods, extremely hot or cold weather tends to enhance sales by causing automotive parts to fail at an accelerated rate.

Store Development

We serve our Professional and DIY customers in a similar fashion through four different store brands. The table below sets forth detail of our store and branch development activity for the twelve and forty weeks ended October 7, 2017, including the consolidation of stores as part of our integration plans. In addition to the changes in our store counts detailed below, during the twelve and forty weeks ended October 7, 2017, we relocated 8 and 35 of our stores.

	AAP	AI	CARQUEST	WP	Total
July 15, 2017	4,381	186	506	131	5,204
New	10	—	1	—	11
Closed	(2)	(1)	(4)	(2)	(9)
Consolidated (1)	—	—	(3)	—	(3)
Converted (2)	37	—	(37)	—	—
October 7, 2017	4,426	185	463	129	5,203

December 31, 2016	4,273	181	608	127	5,189
New	31	5	7	4	47
Closed	(7)	(1)	(8)	(2)	(18)
Consolidated (1)	(3)	—	(12)	—	(15)
Converted (2)	132	—	(132)	—	—
October 7, 2017	4,426	185	463	129	5,203
(1) Consolidated stores include Carquest stores whose operations were consolidated into existing AAP locations as a result of the planned integration of Carquest.
(2) Converted stores include Carquest stores that were re-branded as an AAP store as a result of the planned integration of Carquest.

Results of Operations

The following tables set forth certain of our operating data expressed as a percentage of net sales for the periods indicated.

	Twelve Week Periods Ended				$ Increase/(Decrease)	Basis point Increase/(Decrease)
($ in millions)	October 7, 2017		October 8, 2016
Net sales	$2,182.2	100.0%	$2,248.9	100.0%	$(66.6)	—
Cost of sales	1,234.5	56.6	1,260.7	56.1	(26.2)	51
Gross profit	947.7	43.4	988.2	43.9	(40.5)	(51)
SG&A expense	791.1	36.3	794.4	35.3	(3.3)	93
Operating income	156.6	7.2	193.8	8.6	(37.2)	(144)
Interest expense	(13.3)	(0.6)	(13.6)	(0.6)	0.3	(1)
Other income, net	0.7	0.0	(2.3)	(0.1)	3.0	14
Provision for income taxes	48.0	2.2	64.0	2.8	(16.0)	(65)
Net income	$96.0	4.4%	$113.8	5.1%	$(17.8)	(66)

	Forty Week Periods Ended				$ Increase/(Decrease)	Basis point Increase/(Decrease)
($ in millions)	October 7, 2017		October 8, 2016
Net sales	$7,336.8	100.0%	$7,484.8	100.0%	$(148.0)	—
Cost of sales	4,125.3	56.2	4,136.4	55.3	(11.1)	96
Gross profit	3,211.5	43.8	3,348.4	44.7	(136.9)	(96)
SG&A expense	2,728.4	37.2	2,666.9	35.6	61.5	156
Operating income	483.1	6.6	681.5	9.1	(198.4)	(252)
Interest expense	(45.7)	(0.6)	(46.5)	(0.6)	0.8	—
Other income, net	8.7	0.1	7.0	0.1	1.7	3
Provision for income taxes	155.1	2.1	244.7	3.3	(89.6)	(115)
Net income	$291.0	4.0%	$397.3	5.3%	$(106.3)	(134)

Note: Table amounts may not foot due to rounding.

Net Sales

Sales decreased 3.0% during the third quarter of 2017 compared to the same period of 2016 driven by decreased performance in comparable store sales. Comparable store sales were down 3.4% for the quarter as a result of macroeconomic pressures on the automotive aftermarket industry; short-term disruptions following our transformation actions taken in the second and third quarters; and softness in our cooling parts and chemicals category sales in our Northeast, Mid-Atlantic, Midwest and North Central markets. Partially offsetting the softness in our AAP/CQUS business was the performance of certain aspects of our Professional and Canadian businesses, which grew their sales during the quarter.

For the forty weeks ended October 7, 2017, comparable stores sales declined 2.0% driven by the factors discussed above and an increase in winter-related demand in late 2016 that pulled sales out of the first quarter of 2017.

We calculate comparable store sales based on the change in store or branch sales starting once a location has been open for 13 complete accounting periods (approximately one year) and by including e-commerce sales. Sales to independently owned Carquest stores are excluded from our comparable store sales. Acquired stores are included in our comparable store sales once the stores have completed 13 complete accounting periods following the acquisition date. We include sales from relocated stores in comparable store sales from the original date of opening.

Gross Profit

The decrease in the gross profit rate for the twelve weeks ended October 7, 2017 was driven by an increase in supply chain costs and higher shrink expense partially offset by favorable material cost performance.

Similar factors drove our decrease in gross profit rate for the forty weeks ended October 7, 2017 in addition to the negative impact of the planned inventory reduction. We have purchased inventory at higher costs in the past, which are reflected in the balance sheet on a LIFO basis. In addition, certain supply chain costs associated with inventory have been capitalized. As we have reduced inventory during the year, these costs resulted in a negative impact to gross profit, which was more pronounced in the second quarter. As we continue to reduce inventory, we expect cash flow improvement and a continued negative impact to gross profit.

SG&A

The increase in the SG&A rate for the twelve weeks ended October 7, 2017 was primarily driven by costs of customer-facing investments mainly in the areas of store labor and incentives, advertising and other support costs to better serve the customer; higher insurance costs resulting from the hurricane damage; and higher medical costs. Partially offsetting these higher expenses were lower GPI integration and store consolidation expenses, third-party fee reductions and improvements in utilities and maintenance and repair costs. The increase in SG&A for the forty weeks ended October 7, 2017 was driven by similar factors.

Income Taxes

Our effective income tax rate was 33.3% and 36.0% for the twelve weeks ended October 7, 2017 and October 8, 2016. The decrease in the effective tax rate in the third quarter was primarily related to work opportunity tax credits. Our effective income tax rate was 34.8% and 38.1% for the forty weeks ended October 7, 2017 and October 8, 2016. The decrease in the effective tax rate was primarily related to excess tax benefits from share-based payment awards of $4.5 million recognized as a result of the adoption of ASU 2016-09 in the first quarter of 2017 and a higher rate in 2016 due to the accrual of an estimated tax settlement of $7.7 million related to an income tax audit of GPI for time periods prior to our acquisition of GPI. This settlement was largely recovered under the escrow for indemnification claims in our purchase agreement with GPI and we, therefore, recorded corresponding income of $6.7 million in Other Income, net.

Reconciliation of Non-GAAP Financial Measures

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes certain financial measures not derived in accordance with generally accepted accounting principles (“GAAP”). Non-GAAP financial measures should not be used as a substitute for GAAP financial measures, or considered in isolation, for the purpose of analyzing our operating performance, financial position or cash flows. However, we have presented these non-GAAP financial measures as we believe that the presentation of our financial results that exclude (1) non-operational expenses associated with (i) the integration of GPI and (ii) store closure and consolidation costs; (2) non-cash charges related to the acquired GPI intangibles; and (3) transformation expenses under our strategic business plan is useful and indicative of our base operations because the expenses vary from period to period in terms of size, nature and significance and/or relate to the integration of GPI and store closure and consolidation activity in excess of historical levels. These measures assist in comparing our current operating results with past periods and with the operational performance of other companies in our industry. The disclosure of these measures allows investors to evaluate our performance using the same measures management uses in developing internal budgets and forecasts and in evaluating management’s compensation. Included below is a description of the expenses we have determined are not normal, recurring cash operating expenses necessary to operate our business and the rationale for why providing these measures are useful to investors as a supplement to the GAAP measures.

GPI Integration Expenses—As disclosed in our filings with the SEC, we acquired GPI for $2.08 billion on January 2, 2014 and are in the midst of a multi-year integration plan to integrate the operations of GPI with AAP. This includes the integration of product brands and assortments, supply chain and information technology. The integration is being completed in phases and the nature and timing of expenses will vary from quarter to quarter over several years. The integration of product brands and assortments was primarily completed in 2015 and our focus shifted to integrating the supply chain and information technology systems. Due to the size of the acquisition, we consider these expenses to be outside of our base business. Therefore, we believe providing additional information in the form of non-GAAP measures that exclude these costs is beneficial to the users of our financial statements in evaluating the operating performance of our base business and our sustainability once the integration is completed.

Store Closure and Consolidation Expenses—Store closure and consolidation expenses consist of expenses associated with our plans to convert and consolidate the Carquest stores acquired from GPI. The conversion and consolidation of the Carquest stores is a multi-year process that began in 2014. As of October 7, 2017, 345 Carquest stores acquired from GPI had been consolidated into existing AAP stores and 414 stores had been converted to the AAP format. While periodic store closures are common, these closures represent a major program outside of our typical market evaluation process. We believe it is useful to provide additional non-GAAP measures that exclude these costs to provide investors greater comparability of our base business and core operating performance. We also continue to have store closures that occur as part of our normal market evaluation process and have not excluded the expenses associated with these store closures in computing our non-GAAP measures.

Transformation Expenses—We expect to recognize a significant amount of transformation expenses over the next several years as we transition from our integration of our AAP/CQUS businesses to a plan that involves a more holistic and integrated transformation of the entire company across all four banners, including WP and AI. Theses expenses will include, but not be limited to, restructuring costs, third party professional services and other significant costs to integrate and streamline our operating structure across the enterprise. We focused our initial transformation efforts on our AAP/CQUS field structure in the second quarter and are beginning to review other areas throughout the Company such as supply chain and information technology.

We have included a reconciliation of this information to the most comparable GAAP measures in the following table.

(in millions, except per share data)	Twelve Week Periods Ended		Forty Week Periods Ended
	October 7, 2017	October 8, 2016	October 7, 2017	October 8, 2016
Net income (GAAP)	$96.0	$113.8	$291.0	$397.3
SG&A adjustments:
GPI integration and store consolidation costs	3.6	14.4	23.3	62.7
GPI amortization of acquired intangible assets	9.1	9.4	30.5	31.5
Transformation expenses	3.0	—	35.7	—
Other income adjustment (a)	—	—	(8.9)	—
Provision for income taxes on adjustments (b)	(5.9)	(9.1)	(30.7)	(35.8)
Adjusted net income (Non-GAAP)	$105.7	$128.6	$341.0	$455.7

Diluted earnings per share (GAAP)	$1.30	$1.53	$3.93	$5.36
Adjustments, net of tax	0.13	0.20	0.67	0.78
Adjusted EPS (Non-GAAP)	$1.43	$1.73	$4.60	$6.14

Note: Table amounts may not foot due to rounding.

(a)	The adjustment to Other income for the forty weeks ended October 7, 2017 relates to income recognized from an indemnification agreement associated with the acquisition of GPI.

(b)	The income tax impact of non-GAAP adjustments is calculated using the estimated tax rate in effect for the respective non-GAAP adjustments.

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

Our cash and cash equivalents and outstanding indebtedness as of October 7, 2017 and December 31, 2016 are as follows:

(in millions)	October 7, 2017	December 31, 2016
Cash and cash equivalents	$363.3	$135.2
Long-term debt, including current portion	$1,044.4	$1,043.3

Analysis of Cash Flows

A summary and analysis of our cash flows is included below.

	Forty Week Periods Ended
(in millions)	October 7, 2017	October 8, 2016
Cash flows provided by operating activities	$401.0	$427.0
Cash flows used in investing activities	(154.8)	(205.4)
Cash flows used in financing activities	(21.9)	(193.9)
Effect of exchange rate changes on cash	3.8	1.0
Net increase in cash and cash equivalents	$228.1	$28.7

Operating Activities

For the forty weeks ended October 7, 2017, net cash provided by operating activities decreased by $26.0 million to $401.0 million compared to the comparable period of 2016. The net decrease in operating cash flows compared to the prior year was primarily driven by a reduction in accounts payable, lower net income and the impact of deferred taxes. This was partially offset by a decrease in inventory levels and the timing of tax payments.

Investing Activities

For the forty weeks ended October 7, 2017, net cash used in investing activities decreased by $50.6 million to $154.8 million compared to the comparable period of 2016. Cash used in investing activities for the forty weeks ended October 7, 2017 consisted primarily of purchases of property and equipment, which was $43.3 million lower than the prior year primarily as a result of lower investments in new stores and information technology as compared to the comparable period of 2016.

Our primary capital requirements have been the funding of our new store development (leased and owned locations), maintenance of existing stores, investments in supply chain and information technology and GPI integration expenditures. We lease approximately 84% of our stores.

Our future capital requirements will depend in large part on the number and timing of new stores we open within a given year and initiatives under our strategic business plan. In 2017, we anticipate that our capital expenditures will be approximately $250.0 million but may vary with business conditions. These investments will primarily include new store development (leased and owned locations), investments in our existing stores, GPI integration expenditures for store consolidations and conversions, completion of new distribution centers and information technology initiatives. During the forty weeks ended October 7, 2017, we opened 43 stores and four WP branches compared to 48 stores and five branches during the comparable period of last year.

Financing Activities

For the forty weeks ended October 7, 2017, net cash used in financing activities was $21.9 million, a decrease of $172.0 million as compared the forty weeks ended October 8, 2016. This decrease was primarily a result of lower net repayments on our credit facility in the current year.

Since 2006, our Board of Directors has declared quarterly dividends of $0.06 per share to stockholders of record. On November 7, 2017, our Board of Directors declared a quarterly dividend of $0.06 per share to be paid on January 5, 2018 to all common stockholders of record as of December 22, 2017.

Long-Term Debt

On January 31, 2017, we entered into a new credit agreement that provides a $1.0 billion unsecured revolving credit facility. This new revolver under our new credit agreement replaced the revolver under our previous credit agreement entered into in 2013 and is further described in Note 6, Long-term Debt, to the condensed consolidated financial statements included in this Form 10-Q.

As of October 7, 2017, we had a credit rating from Standard & Poor’s of BBB- and from Moody’s Investor Service of Baa2. The current outlooks by Standard & Poor’s and Moody’s are both stable. The current pricing grid used to determine our borrowing rate under the 2017 Credit Agreement is based on our credit ratings. Therefore, if these credit ratings decline, our interest rate on outstanding balances may increase and our access to additional financing on favorable terms may become more limited. In addition, it could reduce the attractiveness of our vendor payment program, where certain of our vendors finance payment obligations from us with designated third-party financial institutions, which could result in increased working capital requirements. Conversely, if these credit ratings improve, our interest rate may decrease.

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

During the forty weeks ended October 7, 2017, there were no changes to the critical accounting policies discussed in our 2016 Form 10-K except for the change in our operating segments as discussed in Note 1, Description of Business and Basis of Presentation, to the condensed consolidated financial statements included in this Form 10-Q. As a result, goodwill was reassigned to the affected reporting units using a relative fair value approach.

For a complete discussion of our critical accounting policies, refer to the 2016 Form 10-K.

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

ITEM 4.CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of October 7, 2017 in accordance with Rule 13a-15(b) under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended October 7, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth the information with respect to repurchases of our common stock:

(in thousands, except per share data)	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 16, 2017 to August 12, 2017	—	$—	—	$415,092
August 13, 2017 to September 9, 2017	750	103.42	—	415,092
September 10, 2017 to October 7, 2017	—	—	—	415,092
Total	750	$103.42	—	$415,092

(1)
We repurchased 750 shares of our common stock, at an aggregate cost of $0.1 million, or an average purchase price of $103.42 per share, in connection with the net settlement of shares issued as a result of the vesting of restricted stock units during the twelve weeks ended October 7, 2017.

(2)	Our $500 million stock repurchase program was authorized by our Board of Directors on May 14, 2012.

ITEM 6.	EXHIBITS

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith
3.1	Restated Certificate of Incorporation of Advance Auto Parts, Inc. (“Advance Auto”) (as amended effective as of May 24, 2017).	8-K	3.1	5/31/2017
3.2	Amended and Restated Bylaws of Advance Auto, effective May 24, 2017.	8-K	3.2	5/31/2017
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCE AUTO PARTS, INC.

November 14, 2017	By:	/s/ Jeffrey W. Shepherd
Jeffrey W. Shepherd Senior Vice President, Controller and Chief Accounting Officer

S-1