Form 10-K
period 2017-12-30
ADVANCE AUTO PARTS INC
filed 2018-02-21
CIK 1158449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 30, 2017
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
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Registration S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Registration S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Yes ☐ No ☒

As of the last business day of the registrant’s most recently completed second fiscal quarter, July 14, 2017, the aggregate market value of common stock held by non-affiliates of the registrant was $7,204,158,912, based on the last sales price on July 14, 2017, as reported by the New York Stock Exchange.

As of February 16, 2018, the number of shares of the registrant’s common stock outstanding was 73,978,120 shares.

Documents Incorporated by Reference:

Portions of the registrant’s definitive proxy statement for its 2018 Annual Meeting of Stockholders, to be held on May 16, 2018, are incorporated by reference into Part III of this Form 10-K.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). The Securities and Exchange Commission (“SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. Forward-looking statements are usually identified by the use of words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “likely,” “may,” “plan,” “position,” “possible,” “potential,” “probable,” “project,” “projection,” “should,” “strategy,” “will,” or similar expressions. These statements are based upon assessments and assumptions of management in light of historical results and trends, current conditions and potential future developments that often involve judgment, estimates, assumptions and projections. Forward-looking statements reflect current views about our plans, strategies and prospects, which are based on information currently available as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. Forward-looking statements are subject to risks and uncertainties, many of which are outside our control, which could cause actual results to differ materially from these statements. Therefore, you should not place undue reliance on those statements. We intend for any forward-looking statements to be covered by, and we claim the protection under, the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

PART I

Item 1.    Business.

Unless the context otherwise requires, “Advance,” “we,” “us,” “our,” and similar terms refer to Advance Auto Parts, Inc., its subsidiaries and their respective operations. Our fiscal year consists of 52 or 53 weeks ending on the Saturday closest to December 31st of each year. Our 2017, 2016 and 2015 fiscal years included 52 weeks of operations.

Overview

We are a leading automotive aftermarket parts provider in North America, serving both professional installers (“Professional”), and “do-it-yourself” (“DIY”), customers as well as independently owned operators. Our stores and branches offer a broad selection of brand name, original equipment manufacturer (“OEM”) and private label automotive replacement parts, accessories, batteries and maintenance items for domestic and imported cars, vans, sport utility vehicles and light and heavy duty trucks. As of December 30, 2017, the end of our 2017 fiscal year (“2017”), we operated 5,054 total stores and 129 branches primarily under the trade names “Advance Auto Parts”, “Autopart International”, “Carquest” and “Worldpac”.

We were founded in 1929 as Advance Stores Company, Incorporated and operated as a retailer of general merchandise until the 1980s. During the 1980s, we began targeting the sale of automotive parts and accessories to DIY customers. We began our Professional delivery program in 1996 and have steadily increased our sales to Professional customers since 2000. We have grown significantly as a result of comparable store sales growth, new store openings and strategic acquisitions. Advance Auto Parts, Inc., a Delaware corporation, was incorporated in 2001 in conjunction with the acquisition of Discount Auto Parts, Inc. In 2014, we acquired General Parts International, Inc. (“GPI”), a privately held company that was a leading distributor and supplier of original equipment and aftermarket automotive replacement products for Professional markets operating under the Carquest and Worldpac names.

Segment and Related Information

During 2017 and 2016 we aggregated our operating segments into a single reportable segment comprised of our store and branch operations. A discussion of our segment structure is available in Note 2, Significant Accounting Policies, of the Notes to the Consolidated Financial Statements included herein.

Stores and Branches

Through our integrated operating approach, we serve our Professional and DIY customers through a variety of channels ranging from traditional “brick and mortar” store locations to self-service e-commerce sites. We believe we are better able to meet our customers’ needs by operating under several store names, which are as follows:

Advance Auto Parts - Consists of 4,432 stores as of December 30, 2017 generally located in freestanding buildings with a heavy focus on both Professional and DIY customers. The average size of an Advance Auto Parts store is approximately 7,500 square feet with the size of our typical new stores ranging from approximately 6,200 to 15,000 square feet. These stores carry a wide variety of products serving aftermarket auto part needs for both domestic and import vehicles. Our Advance Auto Parts stores carry a product offering of approximately 22,000 stock keeping units (“SKUs”), generally consisting of a custom mix of product based on each store’s respective market. Supplementing the inventory on-hand at our stores, additional less common SKUs are available in many of our larger stores (known as “HUB” stores). These additional SKUs are available on a same-day or next-day basis.

Autopart International (“AI”) - Consists of 185 stores as of December 30, 2017 operating primarily in the Northeastern and Mid-Atlantic regions of the United States focusing on the Professional customer. These stores specialize in imported aftermarket and private label branded auto parts. The AI stores offer approximately 41,000 SKUs through routine replenishment from their supply chain.

Carquest - Consists of 437 stores as of December 30, 2017, including 138 stores in Canada. Our Carquest stores are generally located in freestanding buildings with a heavy focus on Professional customers, but also serving DIY customers. The average size of a Carquest store is approximately 7,600 square feet. These stores carry a wide variety of products serving the aftermarket auto part needs for both domestic and import vehicles with a product offering of approximately 23,000 SKUs. We continue to convert or consolidate the U.S. Carquest stores with our Advance Auto Parts stores as part of our multi-year integration plan. As of December 30, 2017, Carquest also served 1,218 independently owned stores that operate under the Carquest name.

Worldpac - Consists of 129 branches as of December 30, 2017 that principally serve Professional customers utilizing an efficient and sophisticated on-line ordering and fulfillment system. The Worldpac branches are generally larger than our other store locations averaging approximately 28,000 square feet in size. Worldpac specializes in imported, OEM parts. Worldpac’s complete product offering includes over 120,000 SKUs for over 40 import and domestic vehicle carlines.

Our Products

The following table shows some of the types of products that we sell by major category of items:

Parts & Batteries	Accessories & Chemicals	Engine Maintenance
Batteries and battery accessories	Air conditioning chemicals and accessories	Air filters
Belts and hoses	Air fresheners	Fuel and oil additives
Brakes and brake pads	Antifreeze and washer fluid	Fuel filters
Chassis parts	Electrical wire and fuses	Grease and lubricants
Climate control parts	Electronics	Motor oil
Clutches and drive shafts	Floor mats, seat covers and interior accessories	Oil filters
Engines and engine parts	Hand and specialty tools	Part cleaners and treatments
Exhaust systems and parts	Lighting	Transmission fluid
Hub assemblies	Performance parts
Ignition components and wire	Sealants, adhesives and compounds
Radiators and cooling parts	Tire repair accessories
Starters and alternators	Vent shades, mirrors and exterior accessories
Steering and alignment parts	Washes, waxes and cleaning supplies
Wiper blades

We provide our customers quality products, which many are offered at a good, better or best recommendation differentiated by price and quality.

Our Customers

Our Professional customers consist primarily of customers for whom we deliver product from our store or branch locations to their places of business, including garages, service stations and auto dealers. Our Professional sales represented approximately 58%, 58% and 57% of our sales in 2017, 2016 and 2015. We also serve 1,218 independently owned Carquest stores with shipments directly from our distribution centers. Our DIY customers are primarily served through our stores and can also order online to pick up merchandise at a conveniently located store or have their purchases shipped directly to them. Except where prohibited, we also provide a variety of services at our stores free of charge to our customers, including:

•	Battery and wiper installation;

•	Battery charging;

•	Check engine light reading;

•	Electrical system testing, including batteries, starters, alternators and sensors;

•	“How-To” video clinics;

•	Oil and battery recycling; and

•	Loaner tool programs.

We also serve our customers online at www.AdvanceAutoParts.com. Our Professional customers can conveniently place their orders electronically, over the phone or in-store and we deliver product from our store or branch locations to their places of business. Our online websites also allow our DIY customers to pick up merchandise at a conveniently located store or have their purchases shipped directly to them.

Store Development

Key factors in selecting sites and market locations in which we operate include population, demographics, traffic count, vehicle profile, number and strength of competitors’ stores and the cost of real estate. Our 5,183 stores and branches were located in the following states, territories and international locations as of December 30, 2017:

Location	Number of Stores	Location	Number of Stores	Location	Number of Stores
U.S. States:
Alabama	135	Maine	39	Ohio	265
Alaska	11	Maryland	136	Oklahoma	29
Arizona	20	Massachusetts	124	Oregon	28
Arkansas	24	Michigan	146	Pennsylvania	269
California	95	Minnesota	44	Rhode Island	22
Colorado	88	Mississippi	64	South Carolina	148
Connecticut	75	Missouri	64	South Dakota	10
Delaware	19	Montana	26	Tennessee	156
Florida	535	Nebraska	30	Texas	279
Georgia	272	Nevada	14	Utah	23
Idaho	9	New Hampshire	29	Vermont	12
Illinois	176	New Jersey	134	Virginia	244
Indiana	119	New Mexico	15	Washington	32
Iowa	40	New York	260	West Virginia	80
Kansas	39	North Carolina	310	Wisconsin	106
Kentucky	112	North Dakota	5	Wyoming	13
Louisiana	71

U.S. Territories:
Puerto Rico	27	Virgin Islands	1

Canadian Provinces:
Alberta	3	New Brunswick	11	Ontario	60
British Columbia	4	Newfoundland and Labrador	3	Prince Edward Island	1
Manitoba	1	Nova Scotia	13	Quebec	63

We serve our Advance Auto Parts and Carquest stores primarily from our store support centers in Roanoke, VA and Raleigh, NC. We also maintain a store support center in Newark, CA to support our Worldpac and e-commerce operations and in Norton, MA to support our Autopart International stores.

Supply Chain

Our supply chain consists of a network of distribution centers, HUBs, stores and branches that enable us to provide same-day or next-day availability to our customers. As of December 30, 2017, we operated 54 distribution centers, ranging in size from approximately 51,000 to 943,000 square feet with total square footage of approximately 12.0 million. Currently, our smaller distribution centers primarily service our Carquest stores, including those that have converted to the Advance Auto Parts format, while our larger distribution centers primarily service Advance Auto Parts, Autopart International and Worldpac locations. In 2017, we opened new distribution centers in Houston, TX and in the greater Nashville, TN area.

Merchandise, Marketing and Advertising

In 2017, we purchased merchandise from over 600 vendors, with no single vendor accounting for more than 9% of purchases. Our purchasing strategy involves negotiating agreements with most of our vendors to purchase merchandise over a specified period of time along with other provisions, including pricing, volume and payment terms.

Our merchandising strategy is to carry a broad selection of high quality and reputable brand name automotive parts and accessories that we believe will appeal to our Professional customers and also generate DIY customer traffic. Some of our brands include Bosch®, Castrol®, Dayco®, Denso®, Gates®, Moog®, Monroe®, NGK®, Prestone®, Purolator®, Trico® and Wagner®. In addition to these branded products, we stock a wide selection of high quality private label products that appeal to value-conscious customers. These lines of merchandise include chemicals, interior automotive accessories, batteries and parts under various private label names such as Autocraft®, Autopart International®, Driveworks®, Tough One® and Wearever®as well as the Carquest® brand.

Our marketing and advertising program is designed to drive brand awareness, consideration and omni-channel traffic by positioning Advance Auto Parts as the leader in parts availability, in-store parts and project expertise within the aftermarket auto parts category. We strive to exceed our customers’ expectations end-to-end through a comprehensive online and pick up in-store experience, extensive parts assortment, experienced parts professionals, Professional programs that are designed to build loyalty with our customers and our DIY customer loyalty program, Speed Perks. Our DIY campaign was developed around a multi-channel communications plan that brings together radio, television, direct marketing, social media, sponsorships, store events and Speed Perks.

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

Team Members

As of December 30, 2017, we employed approximately 40,000 full-time Team Members and approximately 31,000 part-time Team Members. Our workforce consisted of 86% of our Team Members employed in store-level operations, 10% employed in distribution and 4% employed in our corporate offices. As of December 30, 2017, less than 1% of our Team Members were represented by labor unions. We have never experienced any labor disruption.

Intellectual Property

We own a number of trade names, service marks and trademarks, including “Advance Auto Parts”, “Autopart International”, “Carquest”, “CARQUEST Technical Institute”, “DriverSide”, “MotoLogic”, “MotoShop”, “Worldpac”, “speedDIAL” and “TECH-NET Professional Auto Service” for use in connection with the automotive parts business. In addition, we own and have registered a number of trademarks for our private label brands. We believe that these trade names, service marks and trademarks are important to our merchandising strategy. We do not know of any infringing uses that would materially affect the use of these trade names and marks and we actively defend and enforce them.

Competition

We operate in both the Professional and DIY markets of the automotive aftermarket industry. Our primary competitors are (i) both national and regional chains of automotive parts stores, including AutoZone, Inc., NAPA, O’Reilly Automotive, Inc., The Pep Boys-Manny, Moe & Jack and Auto Plus (formerly Uni-Select USA, Inc.), (ii) discount stores and mass merchandisers that carry automotive products, (iii) wholesalers or jobber stores, including those associated with national parts distributors or associations, (iv) independently owned stores, (v) automobile dealers that supply parts and (vi) internet-based retailers. We believe that chains of automotive parts stores that, like us, have multiple locations in one or more markets, have competitive advantages in customer service, marketing, inventory selection, purchasing and distribution as compared to independent retailers and jobbers that are not part of a chain or associated with other retailers or jobbers. The principal methods of competition in our business include customer service, product offerings, availability, quality, price and store location.

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

We own and lease real property. Under various environmental laws and regulations, a current or previous owner or operator of real property may be liable for the cost of removal or remediation of hazardous or toxic substances on, under or in such property. These laws often impose joint and several liability and may be imposed without regard to whether the owner or operator knew of, or was responsible for, the release of such hazardous or toxic substances. Other environmental laws and common law principles also could be used to impose liability for releases of hazardous materials into the environment or work place, and third parties may seek recovery from owners or operators of real properties for personal injury or property damage associated with exposure to released hazardous substances. From time to time, we receive notices from the Environmental Protection Agency and state environmental authorities indicating that there may be contamination on properties we own, lease or operate or may have owned, leased or operated in the past or on adjacent properties for which we may be responsible. Compliance with these laws and regulations and clean-up of released hazardous substances have not had a material impact on our operations to date.

Available Information

Our Internet address is www.AdvanceAutoParts.com. The information on our website is not part of this Annual Report on Form 10-K for 2017. We make available free of charge through our Internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish them to the SEC. The SEC maintains a website that contains reports, proxy statements and other information regarding issuers that file electronically with the SEC. These materials may be obtained electronically by accessing the SEC’s website at www.sec.gov.

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

Overall demand for products sold by our stores depends on many factors and may slow or decrease due to any number of reasons, including:

•
a decrease in the number of vehicles or in the number of annual miles driven or significant increase in the use of mobile services, because fewer vehicles means less maintenance and repairs, and lower vehicle mileage, which decreases the need for maintenance and repair;

•
the economy, because during periods of declining economic conditions, consumers may reduce their discretionary spending by deferring vehicle maintenance or repair and new car purchases, which may impact the number of cars requiring repair in the future;

•
the weather, because milder weather conditions may lower the failure rates of automobile parts while extended periods of rain and winter precipitation may cause our customers to defer elective maintenance and repair of their vehicles;

•
the average duration of vehicle manufacturer warranties and average age of vehicles being driven, because newer cars typically require fewer repairs and will be repaired by the manufacturers’ dealer networks using dealer parts pursuant to warranties (which have gradually increased in duration and/or mileage expiration over the recent past), while vehicles that are seven years old and older are generally no longer covered under manufacturers’ warranties and tend to need more maintenance and repair than newer vehicles;

•
an increase in internet-based retailers, because potentially favorable prices and ease of use of purchasing parts via the internet may decrease the need for customers to visit and purchase their aftermarket parts from our physical stores;

•
technological advances, such as battery electric vehicles, and the increase in quality of vehicles manufactured, because vehicles that need less frequent maintenance and have low part failure rates will require less frequent repairs using aftermarket parts; and

•
the refusal of vehicle manufacturers to make available diagnostic, repair and maintenance information to the automotive aftermarket industry that our Professional and DIY customers require to diagnose, repair and maintain their vehicles, because this may force consumers to have a majority of diagnostic work, repairs and maintenance performed by the vehicle manufacturers’ dealer networks.

If we are unable to compete successfully against other companies in the automotive aftermarket industry we may lose customers, our revenues may decline, and we may be less profitable or potentially unprofitable.

The sale of automotive parts, accessories and maintenance items is highly competitive in many ways, including name recognition, location, price, quality, product availability and customer service. We compete in both the Professional and DIY categories of the automotive aftermarket industry, primarily with: (i) national and regional chains of automotive parts stores, (ii) discount stores and mass merchandisers that carry automotive products, (iii) wholesalers or jobbers stores, including those associated with national parts distributors or associations (iv) independently owned stores, (v) automobile dealers that supply parts and (vi) internet-based retailers. These competitors and the level of competition vary by market. Some of our competitors may possess advantages over us in certain markets we share, including with respect to the level of marketing activities, number of stores, store locations, store layouts, operating histories, name recognition, established customer bases, vendor relationships, prices and product warranties. Internet-based retailers may possess cost advantages over us due to less overhead costs, time and travel savings and ability to price competitively. Consolidation among our competitors could enhance their market share and financial position, provide them with the ability to achieve better purchasing terms and allow them to provide more competitive prices to customers for whom we compete.

In addition, our reputation is critical to our continued success. If we fail to maintain high standards for, or receive negative publicity (whether through social media or traditional media channels) relating to, product safety and quality or our integrity and reputation, we could lose customers to our competition. The product we sell is branded both in brands of our vendors and in our own private label brands. If the perceived quality or value of the brands we sell declines in the eyes of our customers, our results of operations could be negatively affected.

Competition may require us to reduce our prices below our normal selling prices or increase our promotional spending, which could lower our revenue and profitability. Competitive disadvantages may also prevent us from introducing new product lines, require us to discontinue current product offerings, or change some of our current operating strategies. If we do not have the resources, expertise and consistent execution, or otherwise fail to develop successful strategies, to address these potential competitive disadvantages, we may lose customers, our revenues and profit margins may decline and we may be less profitable or potentially unprofitable.

If we are unable to successfully implement our business strategy, including increasing sales to Professional and DIY customers, expanding our margins and increasing our return on invested capital, our business, financial condition, results of operations and cash flows could be adversely affected.

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

Our inventory and ability to meet customer expectations may be adversely impacted by factors out or our control.

For that portion of our inventory manufactured and/or sourced outside the United States, geopolitical changes, changes in trade regulations, currency fluctuations, shipping related issues, natural disasters, pandemics and other factors beyond our control may increase the cost of items we purchase or create shortages that could have a material adverse effect on our sales and profitability. In addition, unanticipated changes in consumer preferences and/or any unforeseen hurdles to meeting our customers’ needs for automotive products (particularly parts availability) in a timely manner could undermine our business strategy.

If we are unable to successfully implement our growth strategy, keep existing store locations or open new locations in desirable places on favorable terms, it could adversely affect our business, financial condition, results of operations and cash flows.

We intend to continue to expand the markets we serve as part of our growth strategy, which may include opening new stores or branches, as well as expansion of our online business. We may also grow our business through strategic acquisitions. We do not know whether the implementation of our growth strategy will be successful. As we expand our market presence through various means, it becomes more critical that we have consistent and effective execution across our entire Company’s locations and brands. We are unsure whether we will be able to open and operate new locations on a timely or sufficiently profitable basis, or that opening new locations in markets we already serve will not harm the profitability or comparable store sales of existing locations. The newly opened and existing locations’ profitability will depend on the competition we face as well as our ability to properly stock, market and price the products desired by customers in these markets. The actual number and format of any new locations to be opened and the success of our growth strategy will depend on a number of factors, including, among other things:

•the availability of desirable locations;
•the negotiation of acceptable lease or purchase terms for new locations;
•the availability of financial resources, including access to capital at cost-effective interest rates;
•our ability to expand our on-line offerings and sales; and
•our ability to manage the expansion and to hire, train and retain qualified Team Members.

We compete with other retailers and businesses for suitable locations for our stores. Local land use and zoning regulations, environmental regulations and other regulatory requirements may impact our ability to find suitable locations and influence the cost of constructing, renovating and operating our stores. In addition, real estate, zoning, construction and other delays may adversely affect store openings and renovations and increase our costs. Further, changing local demographics at existing store locations may adversely affect revenue and profitability levels at those stores. The termination or expiration of leases at existing store locations may adversely affect us if the renewal terms of those leases are unacceptable to us and we are forced to close or relocate stores. If we determine to close or relocate a store subject to a lease, we may remain obligated under the applicable lease for the balance of the lease term.

We also expect to continue to make strategic acquisitions an element of our growth strategy. Acquisitions involve certain risks that could cause our growth and profitability to differ from our expectations. The success of our acquisitions depends on a number of factors, including among other things:

•	our ability to continue to identify and acquire suitable targets or to acquire additional companies at favorable prices and on other favorable terms;

•	our ability to obtain the full benefits envisioned by strategic relationships;

•	the risk that management’s attention may be distracted;

•	our ability to retain key personnel from acquired businesses;

•	our ability to successfully integrate the operations and systems of the acquired companies and achieve the strategic, operational, financial or other anticipated synergies of the acquisition;

•	we may incur significant transaction and integration costs in connection with acquisitions that may not be offset by the synergies achieved from the acquisition in the near term, or at all; and

•	we may assume or become subject to loss contingencies, known or unknown, of the acquired companies, which could relate to past, present or future facts, events, circumstances or occurrences.

If we are unable to maintain adequate supply chain capacity and improve supply chain efficiency, we will not be able to expand our business, which could adversely affect our business, financial condition, results of operations and cash flows.

Our store inventories are primarily replenished by shipments from our network of distribution centers, warehouses and HUB stores. As we expand our market presence, we will need to increase the efficiency and maintain adequate capacity of our supply chain network in order to achieve the business goal of reducing inventory costs while improving availability and movement of goods throughout our supply chain to meet consumer product needs and channel preferences. We continue to streamline and optimize our supply chain network and systems and cannot be assured of our ability to increase the productivity and efficiency of our overall supply chain network to desired levels. If we fail to effectively utilize our existing supply chain or if our investments in our supply chain do not provide the anticipated benefits, we could experience sub-optimal inventory levels or increases in our costs, which could adversely affect our business, financial condition, results of operations and cash flows.

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

The stock market and the price of our common stock may be subject to wide fluctuations based upon general economic and market conditions. Downturns in the stock market may cause the price of our common stock to decline. The market price of our stock may also be affected by our ability to meet analysts’ expectations. Failure to meet such expectations, even slightly, could have an adverse effect on the price of our common stock. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against such a company. If similar litigation were instituted against us, it could result in substantial costs and a diversion of our attention and resources, which could have an adverse effect on our business.

Our level of indebtedness, a downgrade in our credit ratings or a deterioration in global credit markets could limit the cash flow available for operations and could adversely affect our ability to service our debt or obtain additional financing.

Our level of indebtedness could restrict our operations and make it more difficult for us to satisfy our debt obligations. For example, our level of indebtedness could, among other things:

•	affect our liquidity by limiting our ability to obtain additional financing for working capital;

•	limit our ability to obtain financing for capital expenditures and acquisitions or make any available financing more costly;

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

In addition, our overall credit rating may be negatively impacted by deteriorating and uncertain credit markets or other factors that may or may not be within our control. The interest rates on our publicly issued debt and revolving credit facility are linked directly to our credit ratings. Accordingly, any negative impact on our credit ratings would likely result in higher interest rates and interest expense on any borrowings under our revolving credit facility or future issuances of public debt and less favorable terms on other operating and financing arrangements. In addition, it could reduce the attractiveness of certain vendor payment programs whereby third-party institutions finance arrangements to our vendors based on our credit rating, which could result in increased working capital requirements.

Conditions and events in the global credit market could have a material adverse effect on our access to short and long-term borrowings to finance our operations and the terms and cost of that debt. It is possible that one or more of the banks that provide us with financing under our revolving credit facility may fail to honor the terms of our existing credit facility or be financially unable to provide the unused credit as a result of significant deterioration in such bank’s financial condition. An inability to obtain sufficient financing at cost-effective rates could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Deterioration of general macro-economic conditions, including unemployment, inflation or deflation, consumer debt levels, high fuel and energy costs, could have a negative impact on our business, financial condition, results of operations and cash flows due to impacts on our suppliers, customers and operating costs.

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

In addition, the trend towards consolidation among automotive parts suppliers as well as the off-shoring of manufacturing capacity to foreign countries may disrupt or end our relationship with some suppliers, and could lead to less competition and result in higher prices. We could also be negatively impacted by suppliers who might experience bankruptcies, work stoppages, labor strikes, changes in foreign or domestic trade policies, or other interruptions to or difficulties in the manufacture or supply of the products we purchase from them.

Deterioration in macro-economic conditions or an increase in fuel costs may have a negative impact on our customers’ net worth, financial resources and disposable income. This impact could reduce our customers’ willingness or ability to pay for accessories, maintenance or repair for their vehicles, which results in lower sales in our stores. An increase in fuel costs may also reduce the overall number of miles driven by our customers resulting in fewer parts failures and a reduced need for elective maintenance.

Rising energy prices could directly impact our operating and product costs, including our store, supply chain, Professional delivery, utility and product acquisition costs.

Because we are involved in litigation from time to time, and are subject to numerous laws and governmental regulations, we could incur substantial judgments, fines, legal fees and other costs.

We are sometimes the subject of complaints or litigation, which may include class action litigation from customers, Team Members or others for various actions. From time to time, we are involved in litigation involving claims related to, among other things, breach of contract, tortious conduct, employment, labor discrimination, breach of laws or regulations (including The Americans With Disabilities Act), payment of wages, exposure to asbestos or potentially hazardous product, real estate and product defects. The damages sought against us in some of these litigation proceedings are substantial. Although we maintain liability insurance for some litigation claims, if one or more of the claims were to greatly exceed our insurance coverage limits or if our insurance policies do not cover a claim, this could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We are subject to numerous federal, state and local laws and governmental regulations relating to, among other things, environmental protection, product quality and safety standards, building and zoning requirements, labor and employment, discrimination and income taxes. Compliance with existing and future laws and regulations could increase the cost of doing business and adversely affect our results of operations. If we fail to comply with existing or future laws or regulations, we may be subject to governmental or judicial fines or sanctions, while incurring substantial legal fees and costs, as well as reputational risk. In addition, our capital and operating expenses could increase due to remediation measures that may be required if we are found to be noncompliant with any existing or future laws or regulations.

We work diligently to maintain the privacy and security of our customer, supplier, Team Member and business information and the functioning of our computer systems, website and other on-line offerings. In the event of a security breach or other cyber security incident, we could experience adverse operational effects or interruptions and/or become subject to legal or regulatory proceedings, any of which could lead to damage to our reputation in the marketplace and substantial costs.

The nature of our business requires us to receive, retain and transmit certain personally identifiable information about our customers, suppliers and Team Members, some of which is entrusted to third-party service providers. While we have taken and continue to undertake significant steps to protect such personally identifiable information and other confidential information and to protect the functioning of our computer systems, website and other online offerings, a compromise of our data security systems or those of businesses we interact with could result in information related to our customers, suppliers, Team Members or business being obtained by unauthorized persons or adverse operational effects or interruptions, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. We develop, maintain and update processes and systems in an effort to try to prevent this from occurring, but these actions are costly and require constant, ongoing attention as technologies change, privacy and information security regulations change, and efforts to overcome security measures by bad actors continue to become ever more sophisticated.

Despite our efforts, our security measures may be breached in the future due to a cyber-attack, computer malware and/or viruses, exploitation of hardware and software vulnerabilities, Team Member error, malfeasance, fraudulent inducement (including so-called “social engineering” attacks and “phishing” scams) or other acts. Unauthorized parties may in the future obtain access to our data or the data of our customers, suppliers or Team Members or may otherwise cause damage to or interfere with our equipment and/or network. Any breach, damage to or interference with our equipment or network, or unauthorized access in the future could result in significant legal and financial exposure and damage to our reputation that could potentially have an adverse effect on our business. While we also seek to obtain assurances that others we interact with will protect confidential information, there is always the risk that the confidentiality or accessibility of data held or utilized by others may be compromised. If a compromise of our data security or function of our computer systems or website were to occur, it could have a material adverse effect on our operating results and financial condition and possibly subject us to additional legal, regulatory and operating costs and damage our reputation in the marketplace.

Business interruptions may negatively impact our store hours, operability of our computer systems and the availability and cost of merchandise, which may adversely impact our sales and profitability.

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

In the event that commercial transportation, including the global shipping industry, is curtailed or substantially delayed, our business may be adversely impacted as we may have difficulty receiving merchandise from our suppliers and/or transporting it to our stores.

Terrorist attacks, war in the Middle East, or insurrection involving any oil producing country could result in an abrupt increase in the price of crude oil, gasoline and diesel fuel. Such price increases would increase the cost of doing business for us and our suppliers, and also negatively impact our customers’ disposable income, causing an adverse impact on our business, sales, profit margins and results of operations.

We rely extensively on our computer systems and the systems of our business partners to manage inventory, process transactions and report results. These systems are subject to damage or interruption from power outages, telecommunication failures, computer viruses, security breaches and catastrophic events or occasional system breakdowns related to ordinary use or wear and tear. If our computer systems or those of our business partners fail we may experience loss of critical data and interruptions or delays in our ability to process transactions and manage inventory. Any such failure, including plans for disaster recovery, if widespread or extended, could adversely affect the operation of our business and our results of operations.

We may be affected by global climate change or by legal, regulatory, or market responses to such change.

The concern over climate change has led to legislative and regulatory initiatives aimed at reducing greenhouse gas emissions (“GHG”). For example, proposals that would impose mandatory requirements related to GHG continue to be considered by policy makers in the United States and elsewhere. Laws enacted to reduce GHG that directly or indirectly affect our suppliers (through an increase in their cost of production) or our business (through an impact on our inventory availability, cost of sales, operations or demand for the products we sell) could adversely affect our business, financial condition, results of operations and cash flows. Changes in automotive technology and compliance with any new or more stringent laws or regulations, or stricter interpretations of existing laws, could require additional expenditures by us or our suppliers all of which could adversely impact the demand for our products and our business, financial condition, results of operations or cash flows.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The following table summarizes the location, ownership status and total square footage of space utilized for distribution centers, principal corporate offices and retail stores and branches at the end of 2017:

		Square Footage (in thousands)
	Location	Leased	Owned
Distribution Centers	54 locations in 34 states and 4 Canadian provinces	7,408	4,589
Store Support Centers:
Roanoke, VA	Roanoke, VA	328	—
Raleigh, NC	Raleigh, NC	251	—
Stores and branches	5,183 stores in 49 states, 2 U.S. territories and 9 Canadian provinces	36,042	6,231

Item 3. Legal Proceedings.

Refer to discussion in Note 14, Contingencies, of the Notes to the Consolidated Financial Statements included herein for information relating to legal proceedings.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed on the New York Stock Exchange, or NYSE, under the symbol “AAP”. The table below sets forth the high and low sale prices per share for our common stock, as reported by the NYSE, for the periods indicated:

	Year Ended
	December 30, 2017		December 31, 2016
	High	Low	High	Low
First Quarter	$177.50	$140.15	$165.99	$131.59
Second Quarter	$151.72	$99.13	$166.32	$132.98
Third Quarter	$115.40	$82.21	$172.87	$145.15
Fourth Quarter	$107.79	$78.81	$177.83	$134.08

At February 16, 2018, there were 378 holders of record of our common stock, which does not include the number of beneficial owners whose shares were represented by security position listings.

Our Board of Directors has declared a $0.06 per share quarterly cash dividend since 2006. Any payments of dividends in the future will be at the discretion of our Board of Directors and will depend upon our results of operations, cash flows, capital requirements and other factors deemed relevant by our Board of Directors. On February 6, 2018, our Board of Directors declared a quarterly dividend of $0.06 per share to be paid on April 6, 2018 to all common stockholders of record as of March 23, 2018.

The following table sets forth information with respect to repurchases of our common stock for the fourth quarter ended December 30, 2017:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs (2) (In thousands)
October 8, 2017 to November 4, 2017	13,601	$81.85	—	$415,092
November 5, 2017 to December 2, 2017	12,972	95.91	—	415,092
December 3, 2017 to December 30, 2017	7,584	100.31	—	415,092
Total	34,157	$91.29	—	$415,092

(1)
The aggregate cost of repurchasing shares in connection with the net settlement of shares issued as a result of the vesting of restricted stock units was $3.1 million during the fourth quarter ended December 30, 2017.

(2)	Our stock repurchase program authorizing the repurchase of up to $500.0 million in common stock was authorized by our Board of Directors and publicly announced on May 14, 2012.

Stock Price Performance

The following graph shows a comparison of the cumulative total return on our common stock, the Standard & Poor’s 500 Index and the Standard & Poor’s Retail Index. The graph assumes that the value of an investment in our common stock and in each such index was $100 on December 29, 2012, and that any dividends have been reinvested. The comparison in the graph below is based solely on historical data and is not intended to forecast the possible future performance of our common stock.

COMPARISON OF CUMULATIVE TOTAL RETURN AMONG
ADVANCE AUTO PARTS, INC., S&P 500 INDEX
AND S&P RETAIL INDEX

Company/Index	December 29, 2012	December 28, 2013	January 3, 2015	January 2, 2016	December 31, 2016	December 30, 2017
Advance Auto Parts	$100.00	$154.04	$222.51	$211.44	$237.85	$140.40
S&P 500 Index	$100.00	$134.11	$153.03	$155.18	$173.74	$211.67
S&P Retail Index	$100.00	$146.08	$160.40	$200.69	$210.00	$271.10

Item 6.    Selected Consolidated Financial Data.

The following table sets forth our selected historical consolidated statements of operations, balance sheets and other operating data. Included in this table are key metrics and operating results used to measure our financial progress. The selected historical consolidated financial and other data (excluding the Selected Store Data and Performance Measures) as of December 30, 2017 and December 31, 2016 and for the three years ended December 30, 2017, December 31, 2016 and January 2, 2016 have been derived from our audited consolidated financial statements and the related notes included elsewhere in this report. The historical consolidated financial and other data as of January 2, 2016, January 3, 2015 and December 28, 2013 and for the years ended January 3, 2015 and December 28, 2013 have been derived from our audited consolidated financial statements and the related notes that have not been included in this report. You should read this data along with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this report.

(in thousands, except per share data, store data and ratios)	Year (1)
	2017	2016	2015	2014 (2)	2013
Statement of Operations Data:
Net sales	$9,373,784	$9,567,679	$9,737,018	$9,843,861	$6,493,814
Gross profit	$4,085,049	$4,255,915	$4,422,772	$4,453,613	$3,252,146
Operating income	$570,212	$787,598	$825,780	$851,710	$660,318
Net income (3)	$475,505	$459,622	$473,398	$493,825	$391,758
Basic earnings per common share	$6.44	$6.22	$6.45	$6.75	$5.36
Diluted earnings per common share	$6.42	$6.20	$6.40	$6.71	$5.32
Cash dividends declared per basic share	$0.24	$0.24	$0.24	$0.24	$0.24

Balance Sheet and Other Financial Data:
Total assets	$8,482,301	$8,315,033	$8,127,701	$7,954,392	$5,556,054
Total debt	$1,044,677	$1,043,255	$1,206,895	$1,628,927	$1,044,864
Total stockholders’ equity	$3,415,196	$2,916,192	$2,460,648	$2,002,912	$1,516,205

Selected Store Data and Performance Measures:
Comparable store sales growth (4)	(2.0%)	(1.4%)	0.0%	2.0%	(1.5%)
Number of stores, beginning of year	5,189	5,293	5,372	4,049	3,794
New stores (5)	60	78	121	1,487	296
Closed stores	(66)	(182)	(200)	(164)	(41)
Number of stores, end of year	5,183	5,189	5,293	5,372	4,049

(1)
All fiscal years presented are 52 weeks, with the exception of 2014, which consisted of 53 weeks. The impact of week 53 included in sales, gross profit and selling, general and administrative expenses for 2014 was $150.4 million, $67.8 million and $46.7 million.

(2)	We have included the financial results of GPI in our consolidated financial statements commencing with its acquisition in 2014.

(3)
Net income for 2017 includes a $143.8 million net benefit related to the Tax Cuts and Jobs Act that the President signed into law on December 22, 2017. Refer to discussion in Note 12, Income Taxes, of the Notes to the Consolidated Financial Statements included herein for further information.

(4)
Comparable store sales include net sales from our stores, branches and e-commerce websites. Sales to independently owned Carquest branded stores are excluded from our comparable store sales. The change in store sales is calculated based on the change in net sales starting once a store or branch has been open for 13 complete accounting periods (each period represents four weeks). Relocations are included in comparable store sales from the original date of opening. Acquired stores are included in our comparable store sales once the stores have completed 13 complete accounting periods following the acquisition date (approximately one year). Comparable store sales growth for 2014 and 2015 excludes sales from the 53rd week of 2014.

(5)	Includes 1,336 stores resulting from our acquisition of GPI during 2014 and 124 stores resulting from our acquisition of B.W.P. Distributors, Inc. during 2013.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated historical financial statements and the notes to those statements that appear elsewhere in this report. Our discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the section entitled “Risk Factors” elsewhere in this report.

Management Overview

We generated diluted earnings per share (“diluted EPS”) of $6.42 during 2017 compared to $6.20 for 2016. Comparable store sales were down 2.0% in 2017. The lower than expected sales performance was driven by the following factors:

•	Short-term disruptions resulting from our transformation actions taken in 2017;

•	Macroeconomic pressures on the automotive aftermarket industry; and

•	Weather-related impacts in our Northeast, Mid-Atlantic, Midwest and North Central markets.

The softness in the industry over the last year resulted from higher gas prices and a significantly lower number of new cars sold during 2008 and 2009 resulting in an abnormal trough of vehicles of that age and their typical parts, maintenance items and accessories needs. Our analysis shows that short-term volatility is not unusual in the industry. We have completed a number of transformation actions in 2017, including the restructuring and reduction in the number of Advance Auto Parts (“AAP”) and Carquest US (“CQUS”) store regions, implementation of improved pricing discipline in our stores and reduction in inventory. While we believe these actions are needed for the long term, there were some short-term disruption impacts during the third and fourth quarters of 2017. Despite stronger performance in our Western and Southern markets, we experienced softness in our cooling parts and chemicals category sales across many of our other markets as a result of the milder summer weather. Partially offsetting the softness in our AAP/CQUS business was the performance of certain aspects of our Professional and Canadian businesses, which grew their sales during the year, as well as an increased demand in the fourth quarter of 2017 resulting from more favorable winter weather.

Our operating profit margin reflects deliberate choices to invest in our business and improve productivity over the long term despite the sales softness. We believe these investments are necessary as we build a foundation for sustainable, long-term performance improvement.

When adjusted for the following non-operational items, our adjusted diluted earnings per share (“Adjusted EPS”) in 2017 was $5.37 compared to $7.15 during 2016:

	Year Ended
	December 30, 2017	December 31, 2016
GPI integration and store consolidation costs	$0.22	$0.61
GPI amortization of acquired intangible	$0.33	$0.34
Transformation expenses	$0.41	$—
Other income adjustment	$(0.07)	$—
Impact of the Act, net	$(1.94)	$—

Refer to “Reconciliation of Non-GAAP Financial Measures” for further details of our comparable adjustments and the usefulness of such measures to investors.

Summary of 2017 Financial Results

A high-level summary of our financial results and other highlights from 2017 includes:

•	Total sales during 2017 were $9,373.8 million, a decrease of 2.0% as compared to 2016, which primarily related to a comparable store sales decline of 2.0%.

•
Operating income for 2017 was $570.2 million, a decrease of $217.4 million from 2016. As a percentage of total sales, operating income was 6.1%, a decrease of 215 basis points as compared to 2016, due to a decrease in comparable store sales and an increase in selling, general and administrative expenses (“SG&A”).

•	Inventories as of December 30, 2017 decreased $157.4 million, or 3.6%, from inventories as of December 31, 2016. This decrease was driven by our inventory optimization efforts.

•
We generated operating cash flow of $600.8 million million during 2017, an increase of 14.8% compared to 2016, primarily due to a decrease in inventory levels generated by the focus on inventory optimization across the Company.

•
Provision for income taxes decreased $234.5 million to $44.8 million in 2017 as compared to $279.2 million in 2016 primarily due to a net $143.8 million of one-time benefits associated with the Tax Cuts and Jobs Act (the “Act”) that was signed into law on December 22, 2017.

Refer to “Results of Operations” and “Liquidity and Capital Resources” for further details of our income statement and cash flow results.

Business Update

We continue to make progress on the various elements of our strategic business plan, which is focused on improving the customer experience and driving consistent execution for both Professional and DIY customers. To achieve these improvements, we have undertaken planned transformation actions to help build a foundation for long-term success across the entire company. These transformation actions initiated during 2017 include:

•
A continued roll-out of our common catalog across all four banners - Advance Auto Parts, Carquest, Worldpac and Autopart International. This expanded catalog leverages our enterprise-wide assortment to all of our customers and will be fully enabled through each banner’s point-of-sale system. This capability also provides the customer more flexibility in originating orders across banners.

•
Development of a demand-driven assortment, leveraging purchase history and look-ups from the common catalog, versus our existing push-down supply approach. This technology is a first step in moving from a supply-driven to a demand-driven assortment.

•	Progression in the early development of a more efficient end-to-end supply chain to deliver our broad assortment.

•
Expanded use of Telematics, a fleet management and tracking platform, that is critical for real-time fleet management and accurate measurement and management of customer order and delivery commitments.

•
Creation of new DIY omni-channel capabilities to reach our customers in the manner that is most desirable for them, including the launch of our enhanced website during the third quarter and eventual launch of a mobile app.

•
Entered into a strategic partnership with Interstate Batteries where Advance Auto Parts and Carquest stores will be the only retailer in the nation to carry a complete range of Interstate Batteries in store and online.

•	Acceleration of Worldpac branch openings to drive Professional growth while investing in online and digital to drive DIY improvements.

Industry Update

Operating within the automotive aftermarket industry, we are influenced by a number of general macroeconomic factors, many of which are similar to those affecting the overall retail industry. These factors include, but are not limited to:

•	Fuel costs

•	Unemployment rates

•	Consumer confidence

•	Competition

•	Reduction in new car sales in 2008 and 2009

•	Miles driven

•	Vehicle manufacturer warranties

•	Increasing number of vehicles 11 years and older

•	Economic and political uncertainty

•	Deferral of elective automotive maintenance and improvements in new car quality

While these factors tend to fluctuate, we remain confident in the long-term growth prospects for the automotive parts industry.

Results of Operations

The following table sets forth certain of our operating data expressed as a percentage of net sales for the periods indicated.

	Year Ended						2017 vs. 2016 $ Change	Basis Points	2016 vs. 2015 $ Change	Basis Points
(in millions)	December 30, 2017		December 31, 2016		January 2, 2016
Net sales	$9,373.8	100.0%	$9,567.7	100.0%	$9,737.0	100.0%	$(193.9)	—	$(169.3)	—
Cost of sales	5,288.7	56.4	5,311.8	55.5	5,314.2	54.6	(23.0)	90	(2.5)	94
Gross profit	4,085.1	43.6	4,255.9	44.5	4,422.8	45.4	(170.9)	(90)	(166.9)	(94)
SG&A	3,514.8	37.5	3,468.3	36.3	3,597.0	36.9	46.5	125	(128.7)	(69)
Operating income	570.3	6.1	787.6	8.2	825.8	8.5	(217.4)	(215)	(38.2)	(25)
Interest expense	(58.8)	(0.6)	(59.9)	(0.6)	(65.4)	(0.7)	1.1	—	5.5	5
Other income, net	8.8	0.1	11.1	0.1	(7.5)	(0.1)	(2.3)	(2)	18.6	19
Provision for income taxes	44.8	0.5	279.2	2.9	279.5	2.9	(234.5)	(244)	(0.3)	5
Net income	$475.6	5.1%	$459.6	4.8%	$473.4	4.9%	$15.9	27	$(13.8)	(6)

2017 Compared to 2016

Net Sales

Net sales for 2017 were $9,373.8 million, a decline of $193.9 million, or 2.0%, from net sales in 2016. This decrease was primarily due to our comparable store sales decline of 2.0%. During 2017, we consolidated 16 stores and closed 50 stores, which was partially offset by the opening of 60 new stores. Our decline in comparable store sales was driven by a decrease in overall transactions in 2017 and mild summer weather conditions, which was partially offset by an increase in the average transaction value and favorable weather in the fourth quarter of the year that drove a stronger demand across the business.

Gross Profit

Gross profit for 2017 was $4,085.0 million, or 43.6% of net sales, as compared to $4,255.9 million, or 44.5% of net sales, in 2016, a decrease of 90 basis points. The decrease in gross profit as a percentage of net sales was primarily the result of higher supply chain costs driven by unfavorable commodity prices and the negative impact related to the continued inventory optimization efforts, partially offset by continued material cost improvement.

SG&A

SG&A for 2017 were $3,514.8 million, or 37.5% of net sales, as compared to $3,468.3 million, or 36.3% of net sales, for 2016, an increase of 125 basis points. This increase as a percentage of net sales was primarily due to costs incurred in connection with the continued transformation plan and higher customer facing costs including store labor and incentives and higher medical costs. Partially offsetting these costs were lower GPI integration, store closure and consolidation costs and expenses in 2017 compared to the prior year and continued focus on expense management throughout the year.

Interest Expense

Interest expense for 2017 was $58.8 million, as compared to $59.9 million in 2016. The decrease in interest expense was due to lower outstanding balances of our credit facilities during 2017, as compared to 2016.

Income Taxes

Income tax expense for 2017 was $44.8 million, as compared to $279.2 million for 2016. Our effective income tax rate was 8.6% and 37.8% for 2017 and 2016. The decrease in our effective tax rate for 2017 compared to 2016 is primarily due to a net $143.8 million benefit related to the Act. Refer to discussion in Note 12, Income Taxes, of the Notes to the Consolidated Financial Statements included herein for further information relating to impact of the Act in 2017.

2016 Compared to 2015

Net Sales

Net sales for 2016 were $9,567.7 million, a decline of $169.3 million, or 1.7%, over net sales for 2015. This decrease was primarily due to our comparable store sales decline of 1.4% and the portion of sales that did not transfer from stores that were consolidated. During 2016, we consolidated 159 stores and closed 23 stores, which was partially offset by the opening of 78 new stores. Our decline in comparable store sales was driven by a decline in overall transactions, partially offset by an increase in the average transaction value. While the number of comparable store transactions decreased from the comparable period in all four quarters of 2016, we saw improving trends in the second half of the year.

Our comparable store sales for the year were negatively impacted by challenges with product availability and service levels, particularly in our Northeast and Great Lakes markets. On a quarterly basis our comparable store sales decreased 1.9%, 4.1% and 1.0% in the first, second and third quarters of 2016 and increased 3.1% in the fourth quarter of 2016. We attribute the improvement in our comparable store sales in the last half of the year to our efforts to improve our focus on the customer, including sustained investments in availability, customer service and incentives for front line employees, as well as improved levels of execution throughout our supply chain. We also benefited in the fourth quarter of 2016 from the timing of the Christmas and New Years holidays.

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

SG&A

SG&A for 2016 was $3,468.3 million, or 36.3% of net sales, as compared to $3,597.0 million, or 36.9% of net sales, for 2015, a decrease of 69 basis points. This decrease as a percentage of net sales was primarily due to lower GPI integration, store closure and consolidation and support center restructuring costs in 2016 compared to the prior year. Excluding these costs, SG&A decreased 14 basis points as a percentage of sales compared to the prior year driven by lower administrative costs partially offset by higher customer facing costs, including store labor and incentives and inventory availability support costs.

Operating Income

Operating income for 2016 was $787.6 million, representing 8.2% of net sales, as compared to $825.8 million, or 8.5% of net sales, for 2015, a decrease of 25 basis points. This decrease was due to a lower gross profit rate, partially offset by a decrease in our SG&A rate. These changes on a rate basis were due to the gross profit and SG&A drivers previously discussed.

Interest Expense

Interest expense for 2016 was $59.9 million, as compared to $65.4 million in 2015. The decrease in interest expense was due to repayments made on our credit facility over the last year.

Income Taxes

Income tax expense for 2016 was $279.2 million, as compared to $279.5 million for 2015. Our effective income tax rate was 37.8% and 37.1% for 2016 and 2015. Our income tax rate in both 2016 and 2015 reflect favorable income tax settlements and statute of limitation expirations. The increase in our effective tax rate for 2016 compared to 2015 is primarily due to $7.8 million of settlements recorded in 2016 related to income tax audits of GPI for time periods prior to our acquisition of GPI. These settlements were largely recoverable under the escrow for indemnification claims in our purchase agreement with GPI and therefore recorded corresponding income of $7.3 million in Other Income, net.

Net Income

Net income was $459.6 million, or $6.20 per diluted share, for 2016 as compared to $473.4 million, or $6.40 per diluted share, for 2015. As a percentage of net sales, net income for 2016 was 4.8%, as compared to 4.9% for 2015. The decrease in diluted EPS was driven primarily by the decrease in net income.

Reconciliation of Non-GAAP Financial Measures

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes certain financial measures not derived in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Non-GAAP financial measures should not be used as a substitute for GAAP financial measures, or considered in isolation, for the purpose of analyzing our operating performance, financial position or cash flows. We have presented these non-GAAP financial measures as we believe that the presentation of our financial results that exclude (1) non-operational expenses associated with the integration of GPI and store closure and consolidation costs; (2) non-cash charges related to the acquired GPI intangibles; (3) transformation expenses under our strategic business plan; and (4) nonrecurring impact of the Act, is useful and indicative of our base operations because the expenses vary from period to period in terms of size, nature and significance and/or relate to the integration of GPI and store closure and consolidation activity in excess of historical levels. These measures assist in comparing our current operating results with past periods and with the operational performance of other companies in our industry. The disclosure of these measures allows investors to evaluate our performance using the same measures management uses in developing internal budgets and forecasts and in evaluating management’s compensation. Included below is a description of the expenses we have determined are not normal, recurring cash operating expenses necessary to operate our business and the rationale for why providing these measures is useful to investors as a supplement to the GAAP measures.

GPI Integration Expenses—We acquired GPI for $2.08 billion in 2014 and are in the midst of a multi-year plan to integrate the operations of GPI with AAP. This includes the integration of product brands and assortments, supply chain and information technology. The integration is being completed in phases and the nature and timing of expenses will vary from quarter to quarter over several years. The integration of product brands and assortments was primarily completed in 2015, which our focus then shifted to integrating the supply chain and information technology systems. Due to the size of the acquisition, we consider these expenses to be outside of our base business. Therefore, we believe providing additional information in the form of non-GAAP measures that exclude these costs is beneficial to the users of our financial statements in evaluating the operating performance of our base business and our sustainability once the integration is complete.

Store Closure and Consolidation Expenses—Store closure and consolidation expenses consist of expenses associated with our plans to convert and consolidate the Carquest stores acquired from GPI. The conversion and consolidation of the Carquest stores is a multi-year process that began in 2014. As of December 30, 2017, 346 Carquest stores acquired from GPI had been consolidated into existing AAP stores and 422 stores had been converted to the AAP format. While periodic store closures are common, these closures represent a major program outside of our typical market evaluation process. We believe it is useful to provide additional non-GAAP measures that exclude these costs to provide investors greater comparability of our base business and core operating performance. We also continue to have store closures that occur as part of our normal market evaluation process and have not excluded the expenses associated with these store closures in computing our non-GAAP measures.

Transformation Expenses—We expect to recognize a significant amount of transformation expenses over the next several years as we transition from integration of our AAP/CQUS businesses to a plan that involves a more holistic and integrated transformation of the entire Company across all four banners, including Worldpac and AI. These expenses will include, but not be limited to, restructuring costs, third-party professional services and other significant costs to integrate and streamline our operating structure across the enterprise. We focused our initial transformation efforts on our AAP/CQUS field structure in the second quarter and are reviewing other areas throughout the Company, such as supply chain and information technology.

U.S. Tax Reform—On December 22, 2017, the Act was signed into law. The Act amends the Internal Revenue Code by, among other things, permanently lowering the corporate tax rate to 21% from the existing maximum rate of 35%, implementing a territorial tax system and imposing a one-time repatriation tax on deemed repatriated earnings of foreign subsidiaries. As a result of the reduction to the corporate tax rate, which is effective on January 1, 2018, the Company is required to re-value deferred income tax assets and liabilities in the reporting period of enactment. The Company also recorded an estimated charge to income tax expense for the nonrecurring repatriation tax on accumulated earnings of foreign subsidiaries and it is the Company’s intention to bring back the accumulated foreign earnings held as cash in the near term.

We have included a reconciliation of this information to the most comparable GAAP measures in the following table.

	Year Ended
(in thousands, except per share data)	December 30, 2017	December 31, 2016
Net income (GAAP)	$475,505	$459,622
SG&A adjustments:
GPI integration and store consolidation costs	26,207	72,828
GPI amortization of acquired intangible assets	39,477	40,940
Transformation expenses	50,425	—
Other income adjustment (1)	(8,878)	—
Provision for income taxes on adjustments (2)	(40,748)	(43,232)
Impact of the Act, net	(143,756)	—
Adjusted net income (Non-GAAP)	$398,232	$530,158

Diluted earnings per share (GAAP)	$6.42	$6.20
Adjustments, net of tax	(1.05)	0.95
Adjusted EPS (Non-GAAP)	$5.37	$7.15

(1)	The adjustment to Other income for 2017 relates to income recognized from an indemnification agreement associated with the acquisition of GPI.

(2)	The income tax impact of non-GAAP adjustments is calculated using the estimated tax rate in effect for the respective non-GAAP adjustments.

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

Capital Expenditures

Our primary capital requirements have been the funding of our new store development (leased and owned locations), maintenance of existing stores, and investments in supply chain and information technology. We lease approximately 84% of our stores. Our capital expenditures were $189.8 million in 2017, a decrease of $69.8 million from 2016. This decrease in capital expenditures was due to disciplined capital spending by the Company to focus on priority projects in an effort to optimize cash flow for 2017.

Our future capital requirements will depend in large part on the number and timing of new store development (leased and owned locations) within a given year and the investments we make in existing stores, information technology and supply chain network. In 2018, we anticipate that our capital expenditures related to such investments will be up to $250 million, but may vary with business conditions.

Analysis of Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities:

	Year Ended
(in millions)	December 30, 2017	December 31, 2016	January 2, 2016
Cash flows from operating activities	$600.8	$523.3	$702.6
Cash flows from investing activities	(178.6)	(262.0)	(253.4)
Cash flows from financing activities	(14.9)	(217.1)	(459.0)
Effect of exchange rate changes on cash	4.5	0.3	(4.2)
Net increase (decrease) in cash and cash equivalents	$411.8	$44.4	$(13.9)

Operating Activities

For 2017, net cash provided by operating activities increased $77.5 million to $600.8 million. This net increase in operating cash flow was primarily driven by the timing of payments within working capital. Our inventory balance as of December 30, 2017 decreased $157.4 million, or 3.6%, over the prior year primarily driven by the focus on inventory optimization across the Company.

For 2016, net cash provided by operating activities decreased $179.3 million to $523.3 million. This net decrease in operating cash flow was primarily driven by a decrease in accounts payable, lower net income and the timing of payments within working capital, partially offset by the timing of income tax deductions. Our inventory balance as of December 31, 2016 increased $151.1 million, or 3.6%, over the prior year driven mainly by the build-up of transitional inventory associated with our Carquest product and store integration and the opening of new locations, including a new Worldpac distribution center.

Investing Activities

For 2017, net cash used in investing activities decreased by $83.4 million to $178.6 million compared to 2016. The decrease in cash used in investing activities was primarily driven by the decrease in cash used for purchases of property and equipment.

For 2016, net cash used in investing activities increased by $8.7 million to $262.0 million compared to 2015. The increase in cash used in investing activities was primarily driven by cash used for purchases of property and equipment.

Financing Activities

For 2017, net cash used in financing activities decreased by $202.2 million to $14.9 million. This decrease was primarily a result of lower net repayments on the revolving credit facility and term loan than in the prior year.

For 2016, net cash used in financing activities decreased by $241.9 million to $217.1 million. This decrease was primarily a result of lower net repayments on the revolving credit facility and term loan than in the prior year.

Long-Term Debt

For detailed information refer to Note 7, Long-term Debt and Fair Value of Financial Instruments, of the Notes to the Consolidated Financial Statements included herein.

As of December 30, 2017, we had a credit rating from Standard & Poor’s of BBB- and from Moody’s Investor Service of Baa2. The current outlooks by Standard & Poor’s and Moody’s are both stable. The current pricing grid used to determine our borrowing rate under our revolving credit facility is based on our credit ratings. If these credit ratings decline, our interest rate on outstanding balances may increase and our access to additional financing on favorable terms may become more limited. In addition, it could reduce the attractiveness of certain vendor payment programs whereby third-party institutions finance arrangements to our vendors based on our credit rating, which could result in increased working capital requirements. Conversely, if these credit ratings improve, our interest rate may decrease.

Off-Balance-Sheet Arrangements

As of December 30, 2017, other than as disclosed in Note 7, Long-term Debt and Fair Value of Financial Instruments, of the Notes to the Consolidated Financial Statements included herein, we had no other off-balance-sheet arrangements. We include other off-balance-sheet arrangements in our Contractual Obligations table including operating lease payments and interest payments on our Notes, revolving credit facility and letters of credit outstanding.

Contractual Obligations

In addition to our Notes and revolving credit facility, we utilize operating leases as another source of financing. The amounts payable under these operating leases are included in our Contractual Obligations table. Our future contractual obligations related to long-term debt, operating leases and other contractual obligations as of December 30, 2017 were as follows:

(in thousands)		Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Long-term debt (1)	$1,050,350	$350	$300,000	$300,000	$450,000
Interest payments	227,769	51,000	96,029	61,269	19,471
Operating leases (2)	2,959,853	484,427	846,829	620,090	1,008,507
Other long-term liabilities (3)	542,681	—	—	—	—
Purchase obligations (4)	25,809	10,948	9,086	3,600	2,175
	$4,806,462	$546,725	$1,251,944	$984,959	$1,480,153

Note: For additional information refer to Note 7, Long-term Debt and Fair Value of Financial Instruments; Note 12, Income Taxes; Note 13, Lease Commitments; Note 14, Contingencies; and Note 15, Benefit Plans, of the Notes to the Consolidated Financial Statements included herein.

(1)	Long-term debt represents the principal amount of our 2020 Notes, 2022 Notes and 2023 Notes, which become due in 2020, 2022 and 2023.

(2)
We lease certain store locations, distribution centers, office space, equipment and vehicles. Our property leases generally contain renewal and escalation clauses and other concessions. These provisions are considered in our calculation of our minimum lease payments that are recognized as expense on a straight-line basis over the applicable lease term. Any lease payments that are based upon an existing index or rate are included in our minimum lease payment calculations.

(3)
Includes the long-term portion of deferred income taxes and other liabilities, including self-insurance reserves for which no contractual payment schedule exists. As we expect the payments to occur beyond 12 months from December 30, 2017, the related balances have not been reflected in the “Payments Due by Period” section of the table.

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

Critical Accounting Policies

Our financial statements have been prepared in accordance with GAAP. Our discussion and analysis of the financial condition and results of operations are based on these financial statements. The preparation of these financial statements requires the application of accounting policies in addition to certain estimates and judgments by our management. Our estimates and judgments are based on currently available information, historical results and other assumptions we believe are reasonable. Actual results could differ materially from these estimates.

The preparation of our financial statements included the following significant estimates and exercise of judgment.

Goodwill and Indefinite-Lived Intangible Assets

We evaluate goodwill and indefinite-lived intangibles for impairment annually as of the first day of our fourth quarter or whenever events or changes in circumstances indicate the carrying value of the goodwill or other intangible asset may not be recoverable. We test goodwill for impairment at the reporting unit level. Effective in the third quarter of 2017, the Company realigned its three geographic divisions, which included the operations of the stores operating under the Advance Auto Parts, Carquest and Autopart International trade names, into two U.S. geographic divisions. As a result of this realignment and change in the operating structure of its Carquest Independent and Carquest Canada businesses, the Company has increased its number of operating segments from four to five. As each operating segment represents a reporting unit, goodwill was reassigned to the affected reporting units using a relative fair value approach.

Our detailed impairment testing involves comparing the fair value of each reporting unit to its carrying value, including goodwill. If a reporting unit’s fair value has historically significantly exceeded its carrying value, then a risk-based market approach of determining the reporting unit’s fair value is utilized. The Company uses a valuation specialist to determine the fair value for the remaining reporting units. If the fair value exceeds carrying value, we conclude that no goodwill impairment has occurred. If the carrying value of the reporting unit exceeds its fair value, a second step is required to measure possible goodwill impairment loss.

Our indefinite-lived intangible assets primarily consist of the Carquest and Worldpac brands acquired in the acquisition of GPI in 2014 and are tested for impairment at the asset group level. Indefinite-lived intangibles are evaluated by comparing the carrying amount of the asset to the future discounted cash flows that the asset is expected to generate. If the fair value based on the future discounted cash flows exceeds the carrying value, we conclude that no intangible asset impairment has occurred. If the carrying value of the indefinite-lived intangible asset exceeds the fair value, we recognize an impairment loss.

We complete our impairment evaluations by combining information from our internal valuation analyses, considering other publicly available market information and using an independent valuation firm. We determine fair value using widely accepted valuation techniques, including discounted cash flows and market multiple analyses. These types of analyses require management to make assumptions as a marketplace participant would and to apply judgment to estimate industry economic factors and the profitability of future business strategies of our Company and our reporting units. These assumptions and estimates are a major component of the derived fair value of our reporting units. Critical assumptions include projected sales growth, gross profit rates, SG&A rates, working capital fluctuations, capital expenditures, discount rates, royalty rates and terminal growth rates. If actual results are not consistent with our estimates or assumptions, we may be exposed to an impairment charge that could be material.

Inventory Reserves

Our inventory consists primarily of parts, batteries, accessories and other products used on vehicles that have reasonably long shelf lives. Although the risk of obsolescence is minimal, we consider whether we may have excess inventory based on our current approach for managing slower moving inventory. We establish reserves when the expected net proceeds are less than carrying value.

Future changes by vendors in their policies or willingness to accept returns of excess inventory, changes in our inventory management approach for excess and obsolete inventory or failure by us to effectively manage the life cycle of our inventory could require us to revise our estimates of required reserves and result in a negative impact on our consolidated statement of operations. A 10% difference in actual inventory reserves at December 30, 2017 would result in a change in expense of approximately $11.1 million for 2017.

Self-Insurance Reserves

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

While we do not expect the amounts ultimately paid to differ significantly from our estimates, our self-insurance reserves and corresponding SG&A could be affected if future claim experience differs significantly from historical trends and actuarial assumptions. A 10% change in our self-insurance liabilities at December 30, 2017 would result in a change in expense of approximately $15.3 million for 2017.

Vendor Incentives

We receive incentives in the form of reductions to amounts owed and/or payments from vendors related to volume rebates and other promotional considerations. Many of these incentives are under agreements with terms in excess of one year, while others are negotiated on an annual basis or less. Volume rebates and vendor promotional allowances not offsetting in SG&A are earned based on inventory purchases and initially recorded as a reduction to inventory. These deferred amounts are included as a reduction to cost of sales as the inventory is sold.

Vendor promotional allowances provided as a reimbursement of specific, incremental and identifiable costs incurred to promote a vendor’s products are included as an offset to SG&A when the cost is incurred if the fair value of that benefit can be reasonably estimated. Certain of our vendor agreements contain purchase volume incentives that provide for increased funding when graduated purchase volumes are met. Amounts accrued throughout the year could be impacted if actual purchase volumes differ from projected annual purchase volumes.

Similarly, we recognize other promotional incentives earned under long-term agreements as a reduction to cost of sales. However, these incentives are recognized based on the cumulative net purchases as a percentage of total estimated net purchases over the life of the agreement. Short-term incentives with terms less than one year are generally recognized as a reduction to cost of sales over the duration of the agreements.

Amounts received or receivable from vendors that are not yet earned are reflected as deferred revenue. Management’s estimate of the portion of deferred revenue that will be realized within one year of the balance sheet date is included in Other current liabilities. Earned amounts that are receivable from vendors are included in Receivables, net except for that portion expected to be received after one year, which is included in Other assets, net. We regularly review the receivables from vendors to ensure they are able to meet their obligations. Historically, the change in our reserve for receivables related to vendor funding has not been significant. A 10% difference in our vendor incentives deferred in inventory at December 30, 2017 would result in a change in deferred incentives of approximately $17.9 million for 2017.

New Accounting Pronouncements

For a description of recently adopted and issued accounting standards, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements, see “Recently Issued Accounting Pronouncements” in Note 2, Significant Accounting Policies, of the Notes to the Consolidated Financial Statements included herein.

Item 7A. Quantitative and Qualitative Disclosures about Market Risks.

We are subject to interest rate risk to the extent we borrow against our revolving credit facility as it is based, at our option, on adjusted LIBOR, plus a margin, or an alternate base rate, plus a margin. As of December 30, 2017 and December 31, 2016, we had no borrowings outstanding under our revolving credit facility.

Our financial assets that are exposed to credit risk consist primarily of trade accounts receivable and vendor receivables. We are exposed to normal credit risk from customers. Our concentration of credit risk is limited because our customer base consists of a large number of customers with relatively small balances, which allows the credit risk to be spread across a broad base. We have not historically had significant credit losses.

We are exposed to foreign currency exchange rate fluctuations for the portion of the Company’s inventory purchases denominated in foreign currencies. We believe that the price volatility relating to foreign currency exchange rates is partially mitigated by our ability to adjust selling prices. During 2017 and 2016, foreign currency transactions did not significantly impact net income.

Item 8. Financial Statements and Supplementary Data.

See financial statements included in Item 15 “Exhibits, Financial Statement Schedules” of this annual report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Internal controls over financial reporting, no matter how well designed, have inherent limitations, including the possibility of human error and the override of controls. Therefore, even those systems determined to be effective can provide only “reasonable assurance” with respect to the reliability of financial reporting and financial statement preparation and presentation. Further, because of changes in conditions, the effectiveness may vary over time.

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of December 30, 2017 in accordance with Rule 13a-15(b) under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13(a) - 15(f) under the Exchange Act. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s principal executive officer and principal financial officer, and effected by the Company’s Board of Directors, management and other personnel, to provide “reasonable assurance” regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with GAAP. Our internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide “reasonable assurance” regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

As of December 30, 2017, management, including the Company’s principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 30, 2017 is effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of Registered Public Accounting Firm

Our internal control over financial reporting as of December 30, 2017 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, which also audited our Consolidated Financial Statements for the year ended December 30, 2017, as stated in their report included herein, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 30, 2017.

Item 9B. Other Information.

Refer to discussion in Note 4, Exit Activities and Other Initiatives, of the Notes to the Consolidated Financial Statements included herein.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

For a discussion of our directors, executive officers and corporate governance, see the information set forth in the sections entitled “Proposal No. 1 - Election of Directors,” “Corporate Governance,” “Meetings and Committees of the Board,” “Information Concerning Our Executive Officers,” “Audit Committee Report,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our proxy statement for the 2018 annual meeting of stockholders to be filed with the SEC within 120 days after the end of the year ended December 30, 2017 (the “2018 Proxy Statement”), which is incorporated herein by reference.

Item 11. Executive Compensation.

See the information set forth in the sections entitled “Meetings and Committees of the Board,” “Compensation Committee Report,” “Compensation Discussion and Analysis,” “Additional Information Regarding Executive Compensation” and “Director Compensation” in the 2018 Proxy Statement, which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

See the information set forth in the sections entitled “Equity Compensation Plan Information Table” and “Security Ownership of Certain Beneficial Owners and Management” in the 2018 Proxy Statement, which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

See the information set forth in the sections entitled “Corporate Governance” and “Meetings and Committees of the Board” in the 2018 Proxy Statement, which is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

See the information set forth in the section entitled “2017 and 2016 Audit Fees” in the 2018 Proxy Statement, which is incorporated herein by reference.

PART IV

Item 15.     Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements

Audited Consolidated Financial Statements of Advance Auto Parts, Inc. and Subsidiaries for the years ended December 30, 2017, December 31, 2016 and January 2, 2016:
Reports of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets	F-3
Consolidated Statements of Operations	F-4
Consolidated Statements of Comprehensive Income	F-4
Consolidated Statements of Changes in Stockholders' Equity	F-5
Consolidated Statements of Cash Flows	F-6
Notes to the Consolidated Financial Statements	F-7

(2) Financial Statement Schedule

Schedule II - Valuation and Qualifying Accounts	F-39

(3) Exhibits

The Exhibit Index preceding the signatures for this report is incorporated herein by reference.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Advance Auto Parts, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Advance Auto Parts, Inc. and subsidiaries (the “Company”) as of December 30, 2017 and December 31, 2016, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 30, 2017, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 30, 2017 and December 31, 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 30, 2017, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 30, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2018, expressed an unqualified opinion on the Company’s internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Charlotte, North Carolina
February 21, 2018

We have served as the Company’s auditor since 2002.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Advance Auto Parts, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Advance Auto Parts, Inc. and subsidiaries (the “Company”) as of December 30, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended December 30, 2017, of the Company and our report dated February 21, 2018, expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

Charlotte, North Carolina
February 21, 2018

Advance Auto Parts, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except per share data)

	December 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$546,937	$135,178
Receivables, net	606,357	641,252
Inventories	4,168,492	4,325,868
Other current assets	105,106	70,466
Total current assets	5,426,892	5,172,764
Property and equipment, net of accumulated depreciation of $1,783,383 and $1,660,648	1,394,138	1,446,340
Goodwill	994,293	990,877
Intangible assets, net	597,674	640,903
Other assets, net	69,304	64,149
	$8,482,301	$8,315,033
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,894,582	$3,086,177
Accrued expenses	533,548	554,397
Other current liabilities	51,967	35,472
Total current liabilities	3,480,097	3,676,046
Long-term debt	1,044,327	1,042,949
Deferred income taxes	303,620	454,282
Other long-term liabilities	239,061	225,564
Commitments and contingencies
Stockholders’ equity:
Preferred stock, nonvoting, $0.0001 par value,
10,000 shares authorized; no shares issued or outstanding	—	—
Common stock, voting, $0.0001 par value, 200,000 shares authorized;
75,569 shares issued and 73,936 outstanding at December 30, 2017
75,326 shares issued and 73,749 outstanding at December 31, 2016	8	8
Additional paid-in capital	664,646	631,052
Treasury stock, at cost, 1,633 and 1,577 shares	(144,600)	(138,102)
Accumulated other comprehensive loss	(24,954)	(39,701)
Retained earnings	2,920,096	2,462,935
Total stockholders’ equity	3,415,196	2,916,192
	$8,482,301	$8,315,033

The accompanying notes to the consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share data)

	Year Ended
	December 30, 2017	December 31, 2016	January 2, 2016
Net sales	$9,373,784	$9,567,679	$9,737,018
Cost of sales, including purchasing and warehousing costs	5,288,735	5,311,764	5,314,246
Gross profit	4,085,049	4,255,915	4,422,772
Selling, general and administrative expenses	3,514,837	3,468,317	3,596,992
Operating income	570,212	787,598	825,780
Other, net:
Interest expense	(58,801)	(59,910)	(65,408)
Other income (expense), net	8,848	11,147	(7,484)
Total other, net	(49,953)	(48,763)	(72,892)
Income before provision for income taxes	520,259	738,835	752,888
Provision for income taxes	44,754	279,213	279,490
Net income	$475,505	$459,622	$473,398

Basic earnings per common share	$6.44	$6.22	$6.45
Weighted average common shares outstanding	73,846	73,562	73,190

Diluted earnings per common share	$6.42	$6.20	$6.40
Weighted average common shares outstanding	74,110	73,856	73,733

Dividends declared per common share	$0.24	$0.24	$0.24

Consolidated Statements of Comprehensive Income
(in thousands)

	Year Ended
	December 30, 2017	December 31, 2016	January 2, 2016
Net income	$475,505	$459,622	$473,398
Other comprehensive income (loss):
Changes in net unrecognized other postretirement benefit costs, net of tax of $126, $346 and $289	(194)	(534)	(445)
Currency translation adjustments	14,941	4,892	(31,277)
Total other comprehensive income (loss)	14,747	4,358	(31,722)
Comprehensive income	$490,252	$463,980	$441,676

The accompanying notes to the consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries Consolidated Statements of Changes in Stockholders’ Equity (in thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock, at cost	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance, January 3, 2015	73,074	$7	$562,945	$(113,044)	$(12,337)	$1,565,341	$2,002,912
Net income	—	—	—	—	—	473,398	473,398
Total other comprehensive loss	—	—	—	—	(31,722)	—	(31,722)
Issuance of shares upon the exercise of stock options and stock appreciation rights	138	—	—	—	—	—	—
Tax withholdings related to the exercise of stock appreciation rights	—	—	(13,112)	—	—	—	(13,112)
Tax benefit from share-based compensation, net	—	—	12,989	—	—	—	12,989
Restricted stock and restricted stock units vested	109	—	—	—	—	—	—
Share-based compensation	—	—	35,336	—	—	—	35,336
Stock issued under employee stock purchase plan	35	—	5,139	—	—	—	5,139
Repurchase of common stock	(42)	—	—	(6,665)	—	—	(6,665)
Cash dividends declared ($0.24 per common share)	—	—	—	—	—	(17,662)	(17,662)
Other	—	—	35	—	—	—	35
Balance, January 2, 2016	73,314	7	603,332	(119,709)	(44,059)	2,021,077	2,460,648
Net income	—	—	—	—	—	459,622	459,622
Total other comprehensive loss	—	—	—	—	4,358	—	4,358
Issuance of shares upon the exercise of stock appreciation rights	149	1	—	—	—	—	1
Tax withholdings related to the exercise of stock appreciation rights	—	—	(19,558)	—	—	—	(19,558)
Tax benefit from share-based compensation, net	—	—	22,325	—	—	—	22,325
Restricted stock and restricted stock units vested	372	—	—	—	—	—	—
Share-based compensation	—	—	20,422	—	—	—	20,422
Stock issued under employee stock purchase plan	30	—	4,369	—	—	—	4,369
Repurchase of common stock	(116)	—	—	(18,393)	—	—	(18,393)
Cash dividends declared ($0.24 per common share)	—	—	—	—	—	(17,764)	(17,764)
Other	—	—	162	—	—	—	162
Balance, December 31, 2016	73,749	8	631,052	(138,102)	(39,701)	2,462,935	2,916,192
Net income	—	—	—	—	—	475,505	475,505
Cumulative effect of accounting change from adoption of ASU 2016-09	—	—	782	—	—	(490)	292
Total other comprehensive income	—	—	—		14,747	—	14,747
Issuance of shares upon the exercise of stock appreciation rights	67	—	—	—	—	—	—
Tax withholdings related to the exercise of stock appreciation rights	—	—	(6,531)	—	—	—	(6,531)
Restricted stock units vested	147	—	—	—	—	—	—
Share-based compensation	—		35,267	—	—	—	35,267
Stock issued under employee stock purchase plan	29	—	4,053	—	—	—	4,053
Repurchase of common stock	(56)	—	—	(6,498)	—	—	(6,498)
Cash dividends declared ($0.24 per common share)	—	—	—	—	—	(17,854)	(17,854)
Other	—	—	23	—	—	—	23
Balance, December 30, 2017	73,936	$8	$664,646	$(144,600)	$(24,954)	$2,920,096	$3,415,196

The accompanying notes to the consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries Consolidated Statements of Cash Flows (in thousands)

	Year Ended
	December 30, 2017	December 31, 2016	January 2, 2016
Cash flows from operating activities:
Net income	$475,505	$459,622	$473,398
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	249,260	258,387	269,476
Share-based compensation	35,267	20,452	36,929
Loss and impairment of property and equipment	17,106	5,999	12,882
Other, net	3,123	(2,039)	2,660
(Benefit) provision for deferred income taxes	(151,263)	20,213	(9,219)
Net change in:
Receivables, net	36,047	(41,642)	(21,476)
Inventories	167,548	(144,603)	(244,096)
Accounts payable	(197,168)	(119,325)	119,164
Accrued expenses	(13,295)	49,341	35,103
Other assets and liabilities, net	(21,325)	16,898	27,823
Net cash provided by operating activities	600,805	523,303	702,644
Cash flows from investing activities:
Purchases of property and equipment	(189,758)	(259,559)	(234,747)
Proceeds from sales of property and equipment	11,099	2,212	270
Other, net	20	(4,697)	(18,889)
Net cash used in investing activities	(178,639)	(262,044)	(253,366)
Cash flows from financing activities:
Increase (decrease) in bank overdrafts	14,004	(5,573)	(2,922)
Borrowings under credit facilities	534,400	799,600	618,300
Payments on credit facilities	(534,400)	(959,600)	(1,041,700)
Dividends paid	(17,854)	(17,738)	(17,649)
Proceeds from the issuance of common stock	4,076	4,532	5,174
Tax withholdings related to the exercise of stock appreciation rights	(6,531)	(19,558)	(13,112)
Repurchase of common stock	(6,498)	(18,393)	(6,665)
Other, net	(2,069)	(390)	(380)
Net cash used in financing activities	(14,872)	(217,120)	(458,954)
Effect of exchange rate changes on cash	4,465	257	(4,213)
Net increase (decrease) in cash and cash equivalents	411,759	44,396	(13,889)
Cash and cash equivalents, beginning of period	135,178	90,782	104,671
Cash and cash equivalents, end of period	$546,937	$135,178	$90,782

Supplemental cash flow information:
Interest paid	$53,509	$55,457	$62,371
Income tax payments	$192,116	$225,327	$254,408
Non-cash transactions:
Accrued purchases of property and equipment	$14,335	$21,176	$44,038

The accompanying notes to the consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

1.	Nature of Operations and Basis of Presentation:

Description of Business

Advance Auto Parts, Inc. and subsidiaries is a leading automotive aftermarket parts provider in North America, serving both “do-it-for-me”, or Professional, and “do-it-yourself,” or DIY customers. The accompanying consolidated financial statements have been prepared by the Company and include the accounts of Advance Auto Parts, Inc. (“Advance”), its wholly owned subsidiary, Advance Stores Company, Incorporated (“Advance Stores”), and its subsidiaries (collectively referred to as “Advance,” “we,” “us,” “our” or “the Company”).

As of December 30, 2017, the Company’s operations are comprised of 5,054 stores and 129 distribution branches primarily within the United States, with additional locations in Canada, Puerto Rico and the U.S. Virgin Islands. The Company’s stores operate primarily under the trade names “Advance Auto Parts,” “Carquest” and “Autopart International,” and our distribution branches operate under the “Worldpac” trade name. In addition, we served 1,218 independently owned Carquest branded stores (“independent stores”) across the same geographic locations served by the Company’s stores in addition to Mexico, the Bahamas, Turks and Caicos, the British Virgin Islands and the Pacific Islands.

Accounting Period

The Company’s fiscal year ends on the Saturday nearest the end of December. All references herein for the years 2017, 2016 and 2015 represent the fiscal years ended December 30, 2017, December 31, 2016 and January 2, 2016, which were all 52 weeks.

Basis of Presentation

The consolidated financial statements include the accounts of Advance and its wholly owned subsidiaries prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All intercompany balances and transactions have been eliminated in consolidation. Certain amounts in the prior years’ Consolidated Balance Sheets and Statements of Changes in Stockholders’ Equity have been reclassified to conform to the current year presentation.

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

2.	Significant Accounting Policies:

Cash and Cash Equivalents

Cash and cash equivalents consist of cash in banks and money market funds with original maturities of three months or less. Also included in cash equivalents are credit card and debit card receivables from banks, which generally settle in less than four business days.

Inventory

The Company’s inventory consists primarily of parts, batteries, accessories and other products used on vehicles that have reasonably long shelf lives and is stated at the lower of cost or market. The cost of the Company’s merchandise inventory is primarily determined using the last-in, first-out (“LIFO”) method. Under the LIFO method, the Company’s cost of sales reflects the costs of the most recently purchased inventories, while the inventory carrying balance represents the costs relating to prices paid in 2017 and prior years. The Company regularly reviews inventory quantities on-hand, considers whether it may have excess inventory based on the Company’s current approach for managing slower moving inventory and adjusts the carrying value as necessary.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

Vendor Incentives

The Company receives incentives in the form of reductions to amounts owed to and/or payments from vendors related to volume rebates and other promotional considerations. Many of these incentives are under long-term agreements in excess of one year, while others are negotiated on an annual basis or shorter. Advertising allowances provided as a reimbursement of specific, incremental and identifiable costs incurred to promote a vendor’s products are included as an offset to selling, general and administrative expenses (“SG&A”) when the cost is incurred. Volume rebates and allowances that do not meet the requirements for offsetting in SG&A are recorded as a reduction to inventory as they are earned based on inventory purchases. Total deferred vendor incentives included as a reduction of Inventory were $179.2 million and $211.1 million as of December 30, 2017 and December 31, 2016.

The Company recognizes other promotional incentives earned under long-term agreements not specifically related to volume of purchases as a reduction to cost of sales. However, these incentives are not deferred as a reduction of inventory and are recognized based on the cumulative net purchases as a percentage of total estimated net purchases over the life of the agreement. Short-term incentives with terms less than one year are generally recognized as a reduction to cost of sales over the duration of the agreements. Amounts received or receivable from vendors that are not yet earned are reflected as deferred revenue in the accompanying consolidated balance sheets.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Expenditures for maintenance and repairs are charged directly to expense when incurred; major improvements are capitalized. When items are sold or retired, the related cost and accumulated depreciation are removed from the account balances, with any gain or loss reflected in the consolidated statements of operations.

Depreciation of land improvements, buildings, furniture, fixtures and equipment, and vehicles is provided over the estimated useful lives of the respective assets using the straight-line method. Depreciation of building and leasehold improvements is provided over the shorter of the original useful lives of the respective assets or the term of the lease using the straight-line method.

Goodwill and Indefinite-Lived Intangible Assets

The Company performs its evaluation for the impairment of goodwill and indefinite-lived intangible assets for its reporting units annually as of the first day of the fourth quarter, or when indications of potential impairment exist. These indicators would include a significant change in operating performance, the business climate, legal factors, competition, or a planned sale or disposition of a significant portion of the business, among other factors. The Company assesses qualitative factors such as current company performance and overall economic factors to determine if it is more-likely-than-not that the goodwill might be impaired and whether it is necessary to perform the step one quantitative goodwill impairment test. In the quantitative goodwill test, the Company compares the carrying value of a reporting unit to its fair value. If the carrying value of the reporting unit exceeds the estimated fair value, a second step is performed, which compares the implied fair value of goodwill to the carrying value, to determine the amount of impairment. The Company’s indefinite-lived intangible assets are tested for impairment at the asset group level. Indefinite-lived intangibles are evaluated by comparing the carrying amount of the asset to the future discounted cash flows that the asset is expected to generate. If the fair value based on the future discounted cash flows exceeds the carrying value, we conclude that no intangible asset impairment has occurred. If the carrying value of the indefinite-lived intangible asset exceeds the fair value, we recognize an impairment loss.

Effective in the third quarter of 2017, the Company realigned its three geographic divisions, which included the operations of the stores operating under the Advance Auto Parts, Carquest and Autopart International trade names, into two U.S. geographic divisions. As a result of this realignment and change in the operating structure of its Carquest Independent and Carquest Canada businesses, the Company has increased its number of operating segments from four to five, and defined them as “Northern Division,” “Southern Division,” “Carquest Canada,” “Independents” and “Worldpac.” As each operating segment represents a reporting unit, goodwill was reassigned to the affected reporting units using a relative fair value approach.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

Valuation of Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets, including finite-lived intangible assets, whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable and exceeds its fair value. When such an event occurs, the Company estimates the undiscounted future cash flows expected to result from the use of the long-lived asset or asset group and its eventual disposition. These impairment evaluations involve estimates of asset useful lives and future cash flows. If the undiscounted expected future cash flows are less than the carrying amount of the asset and the carrying amount of the asset exceeds its fair value, an impairment loss is recognized. When an impairment loss is recognized, the carrying amount of the asset is reduced to its estimated fair value based on quoted market prices or other valuation techniques (e.g., discounted cash flow analysis).

Self-Insurance

The Company is self-insured for general and automobile liability, workers’ compensation and health care claims of its employees, or Team Members, while maintaining stop-loss coverage with third-party insurers to limit its total liability exposure. Expenses associated with these liabilities are calculated for (i) claims filed, (ii) claims incurred but not yet reported and (iii) projected future claims using actuarial methods followed in the insurance industry as well as the Company’s historical claims experience. The Company includes the current and long-term portions of its self-insurance reserves in Accrued expenses and Other long-term liabilities.

Warranty Liabilities

The warranty obligation on the majority of merchandise sold by the Company with a manufacturer’s warranty is the responsibility of the Company’s vendors. However, the Company has an obligation to provide customers replacement of certain merchandise at no cost or merchandise at a prorated cost if under a warranty and not covered by the manufacturer. Merchandise sold with warranty coverage by the Company primarily includes batteries, but may also include other parts such as brakes and shocks. The Company estimates its warranty obligation at the time of sale based on the historical return experience, sales level and cost of the respective product sold. To the extent vendors provide upfront allowances in lieu of accepting the obligation for warranty claims and the allowance is in excess of the related warranty expense, the excess is recorded as a reduction to cost of sales.

Leases

The Company leases certain store locations, distribution centers, office spaces, equipment and vehicles. The total amount of minimum rent is expensed on a straight-line basis over the initial term of the lease unless external economic factors exist such that renewals are reasonably assured. In those instances, the renewal period would be included in the lease term for purposes of establishing an amortization period and determining if such lease qualified as a capital or operating lease. Differences between the calculated rent expense and cash payments are recorded as a liability within the Accrued expenses and Other long-term liabilities captions in the accompanying consolidated balance sheets, based on the terms of the lease. Most leases require the Company pay taxes, maintenance, insurance and certain other expenses applicable to the leased premises. Management expects that in the normal course of business leases that expire will be renewed or replaced by other leases.

Fair Value Measurements

A three-level valuation hierarchy, based upon observable and unobservable inputs, is used for fair value measurements. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions based on the best evidence available. These two types of inputs create the following fair value hierarchy: Level 1 - Quoted prices for identical instruments in active markets; Level 2 - Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations whose significant inputs are observable; and Level 3 - Instruments whose significant inputs are unobservable. Financial instruments are transferred in and/or out of Level 1, 2 or 3 at the beginning of the accounting period in which there is a change in the valuation inputs.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

Closed Facility Liabilities and Exit Activities

The Company continually reviews the operating performance of its existing store locations and closes or relocates certain stores identified as underperforming. In addition, the Company is consolidating certain locations as part of its planned integration of General Parts International, Inc. (“GPI”). Expenses accrued pertaining to closed facility exit activities are included in the Company’s closed facility liabilities, within Accrued expenses and Other long-term liabilities in the accompanying consolidated balance sheets, and recognized in SG&A in the accompanying consolidated statements of operations at the time of facility closure. Closed facility liabilities include the present value of the remaining lease obligations and management’s estimate of future costs of insurance, property tax and common area maintenance expenses, reduced by the present value of estimated revenues from subleases and lease buyouts.

Employees receiving severance benefits as the result of a store closing or other restructuring activity are required to render service until they are terminated in order to receive benefits. Severance benefits are recognized over the related service period. Other restructuring costs, including costs to relocate employees, are recognized in the period in which the liability is incurred.

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

Revenue Recognition

The Company recognizes revenue at the time the sale is made, at which time the Company’s walk-in customers take immediate possession of the merchandise or same-day delivery is made to the Company’s Professional delivery customers, which include certain independently owned store locations. For e-commerce sales, revenue is recognized either at the time of pick-up at one of the Company’s store locations or at the time of shipment depending on the customer’s order designation. Sales are recorded net of discounts, sales incentives and rebates, sales taxes and estimated returns and allowances. The Company estimates the reduction to sales and cost of sales for returns based on current sales levels and the Company’s historical return experience.

The following table summarizes financial information for each of the Company’s product groups.

	Year Ended
	December 30, 2017	December 31, 2016	January 2, 2016
Percentage of Sales, by Product Group
Parts and Batteries	65%	66%	66%
Accessories and Chemicals	20%	19%	19%
Engine Maintenance	14%	14%	14%
Other	1%	1%	1%
Total	100%	100%	100%

Receivables, net consist primarily of receivables from Professional customers. The Company grants credit to certain Professional customers who meet the Company’s pre-established credit requirements. Accounts receivable is stated at net realizable value. The Company regularly reviews accounts receivable balances and maintains allowances for doubtful accounts for estimated losses whenever events or circumstances indicate the carrying value may not be recoverable. The Company considers the following factors when determining if collection is reasonably assured: customer creditworthiness, past transaction history with the customer, current economic and industry trends and changes in customer payment terms. The Company controls credit risk through credit approvals, credit limits and accounts receivable and credit monitoring procedures.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

Cost of Sales

Cost of sales includes actual product cost, warranty costs, vendor incentives, cash discounts on payments to vendors, costs associated with operating our distribution network, including payroll and benefits costs, occupancy costs and depreciation, in-bound freight-related costs from our vendors and costs associated with moving merchandise inventories from our distribution centers to stores, branch locations and customers.

Selling, General and Administrative Expenses

SG&A includes payroll and benefits costs for store and corporate Team Members, occupancy costs of store and corporate facilities, depreciation and amortization related to store and corporate assets, share-based compensation expense, advertising, self-insurance, costs of consolidating, converting or closing facilities, including early termination of lease obligations, severance and impairment charges, professional services and costs associated with our Professional delivery program, including payroll and benefit costs, and transportation expenses associated with moving merchandise inventories from stores and branches to customer locations.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense, net of qualifying vendor promotional funds, was $102.8 million, $97.0 million and $108.8 million in 2017, 2016 and 2015. Vendor promotional funds, which reduced advertising expense, amounted to $33.3 million and $29.3 million and $17.5 million in 2017, 2016 and 2015.

Foreign Currency Translation

The assets and liabilities of the Company’s foreign operations are translated into U.S. dollars at current exchange rates, and revenues, expenses and cash flows are translated at average exchange rates for the year. Resulting translation adjustments are reflected as a separate component in the Consolidated Statements of Comprehensive Income. Losses from foreign currency transactions, which are included in Other income, net, were $4.0 million during 2017 and $7.4 million during 2015. Gains and losses from foreign currency transactions were not significant in 2016.

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

The Company recognizes tax benefits and/or tax liabilities for uncertain income tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires the Company to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts as the Company must determine the probability of various possible outcomes.

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

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

Earnings per Share

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

Segment Information

Operating segments are defined as components of an enterprise for which discrete financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”) for purposes of allocating resources and evaluating financial performance. The Company’s CODM, the Chief Executive Officer, reviews financial information presented on a consolidated basis, accompanied by information about the Company’s five operating segments, for purposes of allocating resources and evaluating financial performance.

For 2017 and 2016, the Company has one reportable segment as the five operating segments are aggregated due primarily to the economic and operational similarities of each operating segment as the stores and branches have similar characteristics, including the nature of the products and services, customer base and the methods used to distribute products and provide service to its customers.

Recently Issued Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” to simplify the accounting for goodwill impairment. The guidance removes Step 2 of the goodwill impairment test, which required a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The ASU is effective for fiscal years, and for interim periods within those years, beginning after December 15, 2019, with early adoption permitted after January 1, 2017. The Company elected to early adopt ASU 2017-04 in 2017 and applied the new guidance in completion of its annual goodwill impairment test performed in the fourth quarter of 2017.

In March 2016, the FASB issued ASU 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” aimed at simplifying certain aspects of accounting for share-based payment transactions. The areas for simplification include the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The Company adopted ASU 2016-09 in the first quarter of 2017 and recorded a cumulative net increase in stockholders’ equity of $0.3 million related to the Company’s election to record forfeitures as they occur. In addition, the Company elected to retrospectively adopt the provision regarding the presentation of excess tax benefits in the statement of cash flows, which resulted in an increase in our net cash provided by operating activities and a decrease in our net cash provided by financing activities of $22.4 million and $13.0 million for 2016 and 2015. The provision requiring the inclusion of excess tax benefits (deficits) as a component of the Provision for income taxes in the consolidated results of operations is being applied prospectively. The Company recorded excess tax benefits of $2.3 million as a reduction in Provision for income taxes during 2017.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” This ASU is a comprehensive new leases standard that amends various aspects of existing guidance for leases and requires additional disclosures about leasing arrangements. It will require lessees to recognize lease assets and lease liabilities for most leases, including those leases previously classified as operating leases under current GAAP. Topic 842 retains a distinction between finance leases and operating leases. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous leases guidance. The ASU is effective for annual periods beginning after December 15, 2018, including interim periods within those years; earlier adoption is permitted. The FASB issued an exposure draft to amend Topic 842 to provide entities with an additional transition method with which to adopt Topic 842. The proposed transition method would enable entities to apply the transition requirements in Topic 842 at the effective date of that Topic (rather than at the beginning of the earliest comparative period presented as currently required) with the effects of initially applying Topic 842 recognized as a cumulative-effect adjustment to retained earnings in the period of adoption. Consequently, an entity’s reporting for the comparative periods presented in the year of adoption would continue to be in accordance with Topic 840, including the disclosure requirements of that Topic. Practical expedients are available for election as a package and if applied consistently to all leases.

The Company has selected its leasing software solution and is in the process of identifying changes to its business processes, systems and controls to support adoption of the new standard in 2019. The Company is evaluating the impact that the new standard will have on the consolidated financial statements. While the Company is unable to quantify the impact at this time, it expects the adoption of the new standard to result in a material increase in the assets and liabilities in the consolidated financial statements. At this time, the Company does not expect adoption of ASU 2016-02 to have a material impact on its consolidated statements of operations as the majority of its leases will remain operating in nature. As such, the expense recognition will be similar to previously required straight-line expense treatment.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” as modified by subsequently issued ASUs 2015-14, 2016-08, 2016-10, 2016-12 and 2016-20 (collectively, “Topic 606”). Topic 606 superseded existing revenue recognition standards with a single model. The revenue recognition principle in Topic 606 is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company plans to adopt Topic 606 in the first quarter of 2018 by applying the modified retrospective approach. Results for reporting periods beginning after December 30, 2017 will be presented under Topic 606, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for the prior period. Generally the Company’s performance obligations are satisfied the same day contracts with customers are initiated. As such, the adoption of the new standard will not have a material impact on the Company’s consolidated financial condition, results of operations, cash flows, business process, controls or systems. Additionally, we expect the impact of the adoption of the new standard to be immaterial to our net income on an ongoing basis.

3.	Inventories:

The Company used the LIFO method of accounting for approximately 88% and 89% of inventories at December 30, 2017 and December 31, 2016. As a result of changes in the LIFO reserve, the Company recorded an increase to cost of sales of $2.7 million in 2017 and a reduction to cost of sales of $40.7 million and $42.3 million in 2016 and 2015.

Purchasing and warehousing costs included in inventory as of December 30, 2017 and December 31, 2016, were $429.8 million and $395.2 million.

Inventory balances were as follows:

(in thousands)	December 30, 2017	December 31, 2016
Inventories at FIFO	$3,965,370	$4,120,030
Adjustments to state inventories at LIFO	203,122	205,838
Inventories at LIFO	$4,168,492	$4,325,868

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

4.	Exit Activities and Other Initiatives:

Integration of Carquest stores

The Company is in the process of a multi-year integration, which includes the consolidation and conversion of its Carquest stores acquired with GPI in 2014. As of December 30, 2017, 346 Carquest stores acquired with GPI had been consolidated into existing Advance Auto Parts stores and 422 stores had been converted to the Advance Auto Parts format. During 2017, a total of 13 Carquest stores were consolidated and 140 stores were converted. During 2016, a total of 156 Carquest stores were consolidated and 123 stores were converted. We expect to consolidate or convert the remaining U.S. Carquest stores over the next few years. As of December 30, 2017, the Company had 437 stores, including 138 stores in Canada, still operating under the Carquest name.

The Company incurred $1.0 million, $18.9 million and $7.3 million of exit costs related to the consolidations and conversions during 2017, 2016 and 2015, primarily related to closed store lease obligations.

2017 Field and Support Center Restructuring

In June 2017, the Company restructured its field organization and streamlined its operating structure. The restructuring activity was substantially complete as of December 30, 2017 and resulted in the recognition of $7.9 million of severance expense.

2017 Store and Supply Chain Rationalization

During the fourth quarter 2017, the Board of Directors approved a plan to close certain underperforming stores and begin to rationalize the Company's supply chain costs as part of the Company’s strategy to transform the enterprise. The Company expects these actions will result in estimated charges of up to $70 million in 2018. These charges consist of $35 million related to the early termination of lease obligations, $15 million of inventory and supply chain asset impairment charges, $15 million of other facility closure costs, and $5 million of severance. At December 30, 2017, no stores or distribution centers had been closed in connection with this activity; however, the Company recorded an impairment charge of $6.9 million as part of this plan to close certain underperforming stores.

Total Exit Liabilities

The Company’s total exit liabilities include liabilities recorded in connection with the consolidation of Carquest stores and restructuring activities described above, along with liabilities associated with facility closures that have occurred as part of our normal market evaluation process. Cash payments on the closed facility lease obligations are expected to be made through 2028 and the remaining severance payments are expected to be made in 2018. Of the Company’s total exit liabilities as of December 30, 2017, $19.8 million is included in Other long-term liabilities and the remainder is included in Accrued expenses in the accompanying condensed consolidated balance sheets. A summary of the Company’s exit liabilities are presented in the following table:

(in thousands)	Closed Facility Lease Obligations	Severance	Total
Balance, January 2, 2016	$42,490	$6,255	$48,745
Reserves established	23,252	988	24,240
Change in estimates	(3,073)	(410)	(3,483)
Cash payments	(18,404)	(5,874)	(24,278)
Balance, December 31, 2016	44,265	959	45,224
Reserves established	7,940	7,927	15,867
Change in estimates	(1,116)	(699)	(1,815)
Cash payments	(19,519)	(6,542)	(26,061)
Balance, December 30, 2017	$31,570	$1,645	$33,215

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

5.	Goodwill and Intangible Assets:

Goodwill

At December 30, 2017 and December 31, 2016, the carrying amount of goodwill was $994.3 million and $990.9 million. The change in goodwill during 2017 and 2016 was $3.4 million and $1.4 million related to foreign currency translation.

Intangible Assets Other Than Goodwill

Amortization expense was $47.4 million, $48.0 million and $53.1 million for 2017, 2016 and 2015. A summary of the composition of the gross carrying amounts and accumulated amortization of acquired intangible assets are presented in the following table:

	December 30, 2017			December 31, 2016
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Customer relationships	$351,203	$(116,909)	$234,294	$349,615	$(89,420)	$260,195
Favorable leases	32,512	(14,959)	17,553	48,693	(24,864)	23,829
Non-compete and other	54,929	(46,389)	8,540	54,130	(32,708)	21,422
	438,644	(178,257)	260,387	452,438	(146,992)	305,446

Indefinite-lived intangible assets:
Brands, trademark and tradenames	337,287	—	337,287	335,457	—	335,457
Total intangible assets	$775,931	$(178,257)	$597,674	$787,895	$(146,992)	$640,903

During 2017, the Company retired $16.1 million of fully amortized intangible assets, impacting both the gross carrying amount and accumulated amortization by this amount.

Future Amortization Expense

The table below shows expected amortization expense for the next five years and thereafter for acquired intangible assets recorded as of December 30, 2017:

Year	Amount
(in thousands)
2018	$42,795
2019	32,358
2020	31,707
2021	31,066
2022	30,947
Thereafter	91,514
$260,387

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

6.	Receivables, net:

Receivables, net consist of the following:

(in thousands)	December 30, 2017	December 31, 2016
Trade	$389,963	$407,301
Vendor	220,510	239,770
Other	14,103	23,345
Total receivables	624,576	670,416
Less: Allowance for doubtful accounts	(18,219)	(29,164)
Receivables, net	$606,357	$641,252

7.	Long-term Debt and Fair Value of Financial Instruments:

Long-term debt consists of the following:

(in thousands)	December 30, 2017	December 31, 2016
5.75% Senior Unsecured Notes (net of unamortized discount and debt issuance costs of $1,403 and $1,994 at December 30, 2017 and December 31, 2016) due May 1, 2020	$298,597	$298,006
4.50% Senior Unsecured Notes (net of unamortized discount and debt issuance costs of $1,108 and $1,384 at December 30, 2017 and December 31, 2016) due January 15, 2022	298,892	298,616
4.50% Senior Unsecured Notes (net of unamortized discount and debt issuance costs of $3,162 and $3,673 at December 30, 2017 and December 31, 2016) due December 1, 2023	446,838	446,327
Other	350	306
	1,044,677	1,043,255
Less: Current portion of long-term debt	(350)	(306)
Long-term debt, excluding current portion	$1,044,327	$1,042,949

Fair value of long-term debt	$1,109,000	$1,118,000

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

Bank Debt

On January 31, 2017, the Company entered into a new credit agreement that provides a $1.0 billion unsecured revolving credit facility (the “2017 Credit Agreement”) with Advance Stores, as Borrower, the lenders party thereto, and Bank of America, N.A., as the administrative agent and replaces a prior credit agreement entered into in 2013. The 2017 Credit Agreement provides for the issuance of letters of credit with a sublimit of $200.0 million. The Company may request that the total revolving commitment be increased by an amount not exceeding $250.0 million during the term of the 2017 Credit Agreement. Voluntary prepayments and voluntary reductions of the revolving loan balance, if any, are permitted in whole or in part, at the Company’s option, in minimum principal amounts as specified in the 2017 Credit Agreement. The 2017 Credit Agreement terminates in January 2022; however, the Company may request one or two one-year extensions of the termination date prior to the first or second anniversary of the closing date.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

As of December 30, 2017, the Company had no outstanding borrowings under the revolver and borrowing availability was $517.6 million based on the Company’s leverage ratio. As of December 30, 2017, the Company had letters of credit outstanding of $111.7 million, which generally have a term of one year or less and primarily serve as collateral for the Company’s self-insurance policies.

Interest on any borrowings on the revolver will be based, at the Company’s option, on an adjusted LIBOR, plus a margin, or an alternate base rate, plus a margin. After an initial interest period, the Company may elect to convert a particular borrowing to a different type. The initial margins per annum for the revolving loan are 1.10% for the adjusted LIBOR and 0.10% for alternate base rate borrowings. A facility fee of 0.15% per annum is charged on the total revolving facility commitment, payable quarterly in arrears. Under the terms of the 2017 Credit Agreement, the interest rate spread and facility fee are based on the Company’s credit rating. The interest rate spread ranges from 0.91% to 1.50% for adjusted LIBOR borrowings and 0.00% to 0.50% for alternate base rate borrowings.

The 2017 Credit Agreement contains customary covenants restricting the ability of: (a) Advance Stores and its subsidiaries to, among other things, (i) create, incur or assume additional debt (only with respect to subsidiaries of Advance Stores), (ii) incur liens, (iii) guarantee obligations, and (iv) change the nature of its business conducted by itself and its subsidiaries; (b) Advance, Advance Stores and their subsidiaries to, among other things (i) enter into certain hedging arrangements, (ii) enter into restrictive agreements limiting their ability to incur liens on any of their property or assets, pay distributions, repay loans, or guarantee indebtedness of their subsidiaries; and (c) Advance, among other things, to change the holding company status of Advance. Advance Stores is required to comply with financial covenants with respect to a maximum leverage ratio and a minimum coverage ratio. The 2017 Credit Agreement also provides for customary events of default, including non-payment defaults, covenant defaults and cross-defaults of Advance Stores’ other material indebtedness. The Company was in compliance with its financial covenants with respect to the 2017 Credit Agreement as of December 30, 2017.

On January 31, 2018, the Company, entered into Amendment No. 1 to the Credit Agreement dated as of January 31, 2017 (the “Amendment”), among Advance Stores, as Borrower, the lenders party thereto, and Bank of America, N.A., Administrative Agent. The Amendment: (i) provided for LIBOR replacement rates in the event that LIBOR is unavailable in the future; (ii) modified the definitions of the financial covenants (and the testing level relating thereto) with respect to a maximum leverage ratio and a minimum coverage ratio that the Company is required to comply with; and (iii) extended the termination date of the 2017 Credit Agreement from January 31, 2022 until January 31, 2023. The Company has the option to make one additional written request of the lenders to extend the termination date then in effect for one additional year.

Senior Unsecured Notes

The Company’s 4.50% senior unsecured notes were issued in December 2013 at 99.69% of the principal amount of $450.0 million and are due December 1, 2023 (the “2023 Notes”). The 2023 Notes bear interest at a rate of 4.50% per year payable semi-annually in arrears on June 1 and December 1 of each year. The Company’s 4.50% senior unsecured notes were issued in January 2012 at 99.968% of the principal amount of $300.0 million and are due January 15, 2022 (the “2022 Notes”). The 2022 Notes bear interest at a rate of 4.50% per year payable semi-annually in arrears on January 15 and July 15 of each year. The Company’s 5.75% senior unsecured notes were issued in April 2010 at 99.587% of the principal amount of $300.0 million and are due May 1, 2020 (the “2020 Notes” or collectively with the 2023 Notes and the 2022 Notes, “the Notes”). The 2020 Notes bear interest at a rate of 5.75% per year payable semi-annually in arrears on May 1 and November 1 of each year. Advance served as the issuer of the Notes with certain of Advance’s domestic subsidiaries currently serving as subsidiary guarantors. The terms of the Notes are governed by an indenture (as amended, supplemented, waived or otherwise modified, the “Indenture”) among the Company, the subsidiary guarantors from time to time party thereto and Wells Fargo Bank, National Association, as Trustee.

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

Future Payments

As of December 30, 2017, the aggregate future annual maturities of long-term debt instruments are as follows:

Year	Amount
(in thousands)
2018	$350
2019	—
2020	300,000
2021	—
2022	300,000
Thereafter	450,000
$1,050,350

Debt Guarantees

The Company is a guarantor of loans made by banks to various independently owned Carquest-branded stores that are customers of the Company totaling $24.8 million as of December 30, 2017. These loans are collateralized by security agreements on merchandise inventory and other assets of the borrowers. The approximate value of the inventory collateralized by these agreements is $62.8 million as of December 30, 2017. The Company believes that the likelihood of performance under these guarantees is remote.

8.	Property and Equipment:

Property and equipment consists of the following:

(in thousands)	Useful Lives	December 30, 2017	December 31, 2016
Land and land improvements	0 - 10 years	$451,261	$444,262
Buildings	30 - 40 years	478,235	471,740
Building and leasehold improvements	3 - 30 years	490,635	451,979
Furniture, fixtures and equipment	3 - 20 years	1,675,522	1,583,096
Vehicles	2 - 13 years	16,587	35,133
Construction in progress		65,281	120,778
		3,177,521	3,106,988
Less - Accumulated depreciation		(1,783,383)	(1,660,648)
Property and equipment, net		$1,394,138	$1,446,340

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

Depreciation expense was $206.9 million, $216.0 million and $223.7 million for 2017, 2016 and 2015. The Company capitalized $11.2 million, $13.0 million and $13.5 million incurred for the development of internal use computer software during 2017, 2016 and 2015. These costs are included in the furniture, fixtures and equipment category above and are depreciated on the straight-line method over three to ten years.

In 2017, 2016 and 2015, the Company recognized impairment losses of $13.3 million, $2.8 million and $11.0 million, on various store and corporate assets.

9.	Accrued Expenses:

Accrued expenses consist of the following:

(in thousands)	December 30, 2017	December 31, 2016
Payroll and related benefits	$92,106	$97,496
Taxes payable	112,930	121,860
Self-insurance reserves	65,463	58,743
Warranty reserves	49,024	47,243
Capital expenditures	14,335	21,176
Other	199,690	207,879
Total accrued expenses	$533,548	$554,397

The following table presents changes in the Company’s warranty reserves:

	Year Ended
(in thousands)	December 30, 2017	December 31, 2016	January 2, 2016
Warranty reserves, beginning of period	$47,243	$44,479	$47,972
Additions to warranty reserves	50,895	46,903	44,367
Reserves utilized	(49,114)	(44,139)	(47,860)
Warranty reserves, end of period	$49,024	$47,243	$44,479

10.	Stock Repurchases:

The Company’s stock repurchase program allows it to repurchase its common stock on the open market or in privately negotiated transactions from time to time. The Company’s $500 million stock repurchase program in place as of December 30, 2017 was authorized by its Board of Directors on May 14, 2012. During 2017 and 2016, the Company repurchased no shares of its common stock under its stock repurchase program. The Company had $415.1 million remaining under its stock repurchase program as of December 30, 2017.

The Company repurchased 57 thousand and 116 thousand shares of its common stock at an aggregate cost of $6.5 million and $18.4 million, or an average price of $114.23 and $158.84 per share, in connection with the net settlement of shares issued as a result of the vesting of restricted stock units in 2017 and 2016.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

11.	Earnings per Share:

The computation of basic and diluted earnings per share is as follows:

	Year Ended
(in thousands, except per share data)	December 30, 2017	December 31, 2016	January 2, 2016
Numerator
Net income applicable to common shares	$475,505	$459,622	$473,398
Denominator
Basic weighted average common shares	73,846	73,562	73,190
Dilutive impact of share-based awards	264	294	543
Diluted weighted average common shares	74,110	73,856	73,733

Basic earnings per common share
Net income applicable to common stockholders	$6.44	$6.22	$6.45
Diluted earnings per common share
Net income applicable to common stockholders	$6.42	$6.20	$6.40

12.	Income Taxes:

U.S. Tax Reform

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was signed into law. The Act amends the Internal Revenue Code by, among other things, permanently lowering the corporate tax rate to 21% from the existing maximum rate of 35%, implementing a territorial tax system and imposing a transition tax on deemed repatriated earnings of foreign subsidiaries. The Company is required to remeasure deferred income tax assets and liabilities in the reporting period of enactment. The remeasurement of the Company’s net deferred income tax liability resulted in a $155.1 million income tax benefit in 2017.

The Company recorded an estimated charge of $11.3 million to income tax expense primarily for the nonrecurring repatriation tax on accumulated earnings of foreign subsidiaries and it is the Company’s intention to bring back the accumulated foreign earnings held as cash in the near term. Prospectively, any future foreign earnings will be utilized to grow and support the Company’s foreign operations and will be treated as being indefinitely reinvested outside the U.S. The estimated charge and the benefit from the remeasurement of the net deferred tax liability were recorded based on the Company's initial evaluation of the impact of the Act and are subject to change in 2018 as the Company continues to refine, analyze and update the underlying data, computations and assumptions used to prepare these provisional amounts during the measurement period.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

Provision for Income Taxes

Provision for income taxes consists of the following:

(in thousands)	Current	Deferred	Total
2017
Federal	$146,855	$(146,741)	$114
State	31,352	(3,437)	27,915
Foreign	17,810	(1,085)	16,725
	$196,017	$(151,263)	$44,754
2016
Federal	$209,499	$17,989	$227,488
State	29,345	1,366	30,711
Foreign	20,156	858	21,014
	$259,000	$20,213	$279,213
2015
Federal	$242,801	$(6,564)	$236,237
State	33,023	(1,797)	31,226
Foreign	12,885	(858)	12,027
	$288,709	$(9,219)	$279,490

The provision for income taxes differed from the amount computed by applying the federal statutory income tax rate due to:

	Year Ended
(in thousands)	December 30, 2017	December 31, 2016	January 2, 2016
Income before provision for income taxes at statutory U.S. federal income tax rate (35%)	$182,091	$258,592	$263,511
State income taxes, net of federal income tax benefit	18,145	19,962	20,297
Impact of the Act, net	(143,756)	—	—
Other, net	(11,726)	659	(4,318)
	$44,754	$279,213	$279,490

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

Deferred Income Tax Assets (Liabilities)

Temporary differences that give rise to significant deferred income tax assets (liabilities) are as follows:

(in thousands)	December 30, 2017	December 31, 2016
Deferred income tax assets:
Accrued expenses not currently deductible for tax	$38,200	$63,992
Share-based compensation	9,556	11,752
Accrued medical and workers compensation	33,697	46,116
Net operating loss carryforwards	6,701	5,093
Straight-line rent	21,733	31,631
Other, net	2,973	6,274
Total deferred income tax assets before valuation allowances	112,860	164,858
Less: Valuation allowance	(3,778)	(2,437)
Total deferred income tax assets	109,082	162,421
Deferred income tax liabilities:
Property and equipment	(98,186)	(168,906)
Inventories	(169,478)	(222,301)
Intangible assets	(145,038)	(225,496)
Total deferred income tax liabilities	(412,702)	(616,703)
Net deferred income tax liabilities	$(303,620)	$(454,282)

As of December 30, 2017 and December 31, 2016, the Company’s net operating loss (“NOL”) carryforwards related to state NOLs of $177.8 million and $153.0 million. These NOLs may be used to reduce future taxable income and expire periodically through 2036. Due to uncertainties related to the realization of these NOLs in certain jurisdictions, the Company recorded a valuation allowance of $3.8 million and $2.4 million as of December 30, 2017 and December 31, 2016. The amount of deferred income tax assets realizable, however, could change in the future if projections of future taxable income change.

Unrecognized Tax Benefits

The following table summarizes the activity of the Company’s gross unrecognized tax benefits:

(in thousands)	December 30, 2017	December 31, 2016	January 2, 2016
Unrecognized tax benefits, beginning of period	$13,946	$13,841	$14,033
Increases related to prior period tax positions	8,077	8,274	412
Decreases related to prior period tax positions	(2,331)	(1,600)	(2,120)
Increases related to current period tax positions	5,644	2,105	3,137
Settlements	(1,496)	(6,894)	(582)
Expiration of statute of limitations	(1,175)	(1,780)	(1,039)
Unrecognized tax benefits, end of period	$22,665	$13,946	$13,841

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

As of December 30, 2017, December 31, 2016 and January 2, 2016, the entire amount of unrecognized tax benefits, if recognized, would reduce the Company’s annual effective tax rate. During 2017, 2016 and 2015, the Company recorded income tax-related interest and penalties of $1.7 million, $1.9 million and $0.1 million related to uncertain tax positions included in Provision for income taxes in the accompanying consolidated statements of operations. As of December 30, 2017 and December 31, 2016, the Company had recorded a liability for potential interest of $4.2 million and $2.7 million and for potential penalties of $0.1 million and $0.2 million. The Company has not provided for any penalties associated with tax contingencies unless considered probable of assessment. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months. With few exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2013.

13.	Lease Commitments:

Initial terms for facility leases are typically 10 to 15 years, with renewal options at five year intervals, and may include rent escalation clauses. As of December 30, 2017, future minimum lease payments due under non-cancelable operating leases with lease terms extending through the year 2059 are as follows:

Year	Amount
(in thousands)
2018	$484,427
2019	445,143
2020	401,686
2021	340,356
2022	279,734
Thereafter	1,008,507
$2,959,853

Net Rent Expense

The following table summarizes net rent expense:

	Year Ended
(in thousands)	December 30, 2017	December 31, 2016	January 2, 2016
Minimum facility rentals	$483,178	$473,596	$471,364
Equipment rentals	24,786	26,897	24,860
Vehicle rentals	32,670	47,251	47,919
	540,634	547,744	544,143
Less: Sub-lease income	(7,144)	(7,379)	(7,569)
	$533,490	$540,365	$536,574

14.	Contingencies:

The Company is currently and from time to time subject to litigation, claims and other disputes, including legal and regulatory proceedings, arising in the normal course of business. The Company records a loss contingency liability when a loss is considered probable and the amount can be reasonably estimated. Although the final outcome of these legal matters cannot be determined, based on the facts presently known, it is management’s opinion that the final outcome of any pending matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

The Company’s Western Auto subsidiary, together with other defendants (including the Company and other of its subsidiaries), has been named as a defendant in lawsuits alleging injury as a result of exposure to asbestos-containing products. The plaintiffs have alleged that certain products contained asbestos and were manufactured, distributed and/or sold by the various defendants. Many of the cases pending against the Company are in the early stages of litigation. While the damages claimed against the defendants in some of these proceedings are substantial, the Company believes many of these claims are at least partially covered by insurance and historically asbestos claims against the Company have been inconsistent in fact patterns alleged and immaterial. The Company does not believe the cases currently pending will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

15.	Benefit Plans:

401(k) Plan

The Company maintains a defined contribution benefit plan, which covers substantially all Team Members after one year of service and who have attained the age of 21. The plan allows for Team Member salary deferrals, which are matched at the Company’s discretion. Company contributions to these plans were $14.2 million, $13.9 million and $14.6 million in 2017, 2016 and 2015.

Deferred Compensation

The Company maintains a non-qualified deferred compensation plan for certain Team Members. This plan provides for a minimum and maximum deferral percentage of the Team Member’s base salary and bonus, as determined by the Retirement Plan Committee. The Company establishes and maintains a deferred compensation liability for this plan. As of December 30, 2017 and December 31, 2016, these liabilities were $16.8 million and $17.3 million.

16.	Share-Based Compensation:

Overview

The Company grants share-based compensation awards to its Team Members and members of its Board of Directors as provided for under the Company’s 2014 Long-Term Incentive Plan (“2014 LTIP”), which was approved by the Company’s shareholders on May 14, 2014. The Company currently grants share-based compensation in the form of stock appreciation rights (“SARs”), restricted stock units (“RSUs”) and deferred stock units (“DSUs”). All remaining restricted shares, which were granted prior to the transition to RSUs in 2012, vested during 2015. The Company’s grants, which have three methods of measuring fair value, generally include a time-based service portion, a performance-based portion and a market-based portion, which collectively represent the target award.

At December 30, 2017, there were 5.0 million shares of common stock available for future issuance under the 2014 LTIP based on management’s current estimate of the probable vesting outcome for performance-based awards. The Company issues new shares of common stock upon exercise of stock options and SARs. Shares forfeited and shares withheld for payment of taxes due become available for reissuance and are included in availability. Availability also includes shares that became available for reissuance in connection with the exercise of SARs.

The fair value of each SAR granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Black-Scholes Option Valuation Assumptions	2016	2015
Risk-free interest rate (1)	1.2%	1.3%
Expected dividend yield	0.2%	0.1%
Expected stock price volatility (2)	27.7%	27.3%
Expected life of awards (in months) (3)	55	44

(1)	The risk-free interest rate is based on the U.S. Treasury constant maturity interest rate having term consistent with the expected life of the award.

(2)	Expected volatility is determined using a blend of historical and implied volatility.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

(3)	The expected life of the Company’s awards represents the estimated period of time until exercise and is based on historical experience of previously granted awards.

As no SARs were granted in 2017, the Black-Scholes model was not utilized and no assumptions were created.

For time-based and performance-based RSUs, the fair value of each award was determined based on the market price of the Company’s stock on the date of grant adjusted for expected dividends during the vesting period, as applicable.

The fair value of each market-based RSU was determined using a Monte Carlo simulation model. The model uses multiple input variables that determined the probability of satisfying the market condition requirements as follows:

Monte Carlo Model Assumptions	2017
Risk-free interest rate (1)	1.6%
Expected dividend yield	0.2%
Expected stock price volatility (2)	26.2%

(1)	The risk-free interest rate is based on the U.S. Treasury constant maturity interest rate having term consistent with the vesting period of the award.

(2)
Expected volatility is determined based on historical volatility over a matching look-back period and is consistent with the correlation coefficients between the stock prices of the Company and its peer group.

Additionally, the Company estimated a liquidity discount of 9.29% using the Chaffe Protective Put Method to adjust the fair value for the post-vest restrictions.

Time-Based Awards

The Company’s outstanding time-vested awards consist of SARs and RSUs. The SARs generally vest over a three-year period in equal annual installments beginning on the first anniversary of the grant date. The SARs granted are non-qualified, terminate on the seventh anniversary of the grant date and contain no post-vesting restrictions other than normal trading black-out periods prescribed by the Company’s corporate governance policies. The RSUs generally vest over a three-year period in equal annual installments beginning on the first anniversary of the grant date. During the vesting period, holders of RSUs are entitled to receive dividend equivalents, but are not entitled to voting rights.

The following table summarizes activity for time-vested SARs and RSUs in 2017:

	SARs				RSUs
(in thousands, except per share data)	Number of Awards	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value	Number of Awards	Weighted-Average Grant Date Fair Value
Outstanding SARs / Nonvested RSUs at December 31, 2016	275	$93.89			211	$151.70
Granted	—	—			287	131.01
Exercised	(157)	71.57			—	—
Vested	—	—			(91)	149.26
Forfeited	(5)	63.86			(61)	149.31
Outstanding SARs / Nonvested RSUs at December 30, 2017	113	$126.07	3.77	$1,222	346	$135.58

Vested and expected to vest	113	$126.07	3.77	$—

Outstanding and exercisable	45	$72.27	1.43	$1,222

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

The aggregate intrinsic value of time-vested SARs reflected in the table above and performance-based SARs reflected in the table below is based on the Company’s closing stock price of $99.69 as of the last trading day of 2017. The fair value of time-based RSUs reflected in the table above and performance-based RSUs reflected in the table below is determined based on the market price of the Company’s common stock on the date of grant.

The following table summarizes certain information concerning activity for time-vested SARs, RSUs and restricted shares:

	Year Ended
(in thousands, except per share data)	December 30, 2017	December 31, 2016	January 2, 2016
SARs:
Weighted average fair value of grants	$—	$43.64	$—
Aggregate intrinsic value of SARs exercised	$11,455	$31,450	$26,060

RSUs and restricted shares:
Weighted average fair value of grants	$131.01	$155.51	$153.61
Total grant date fair value of RSUs and restricted shares vested	$13,578	$16,089	$15,268

There were no time-vested SARs granted in 2017 or 2015.

Performance-Based Awards

The Company’s outstanding performance-based awards consist of SARs and RSUs. Performance awards generally may vest following a three-year period subject to the Company’s achievement of certain financial goals as specified in the grant agreements. Depending on the Company’s results during the three-year performance period, the actual number of awards vesting at the end of the period generally ranges from 0% to 200% of the performance award. The performance RSUs generally do not have dividend equivalent rights and do not have voting rights until the shares are earned and issued following the applicable performance period. During 2016, the Company also granted broad-based incentive awards to store and field team members that will vest over a one-year service period based on the achievement of performance goals during 2016.

The number of performance-based awards outstanding is reflected in the following tables based on the number of awards that the Company believed were probable of vesting at December 30, 2017. Performance-based SARs and performance-based RSU’s granted during 2017 are presented as grants in the table at their respective target levels. The change in units based on performance represents the change in the number of granted awards expected to vest based on the Company’s updated probability assessment as of December 30, 2017.

Compensation expense for performance-based awards of $13.6 million, $0.8 million, and $14.7 million in 2017, 2016 and 2015, was determined based on management’s estimate of the probable vesting outcome.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

The following table summarizes activity for performance-based SARs and RSUs in 2017:

	SARs				RSUs
(in thousands, except per share data)	Number of Awards	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value	Number of Awards	Weighted-Average Grant Date Fair Value
Outstanding SARs / Nonvested RSUs at December 31, 2016	114	$86.95			138	$162.71
Granted	—	—			53	146.42
Change in units based on performance	5	108.36			—	—
Exercised	(81)	85.14			—	—
Vested	—	—			(48)	162.02
Forfeited	(9)	101.63			(18)	160.79
Outstanding SARs / Nonvested RSUs at December 30, 2017	29	$90.90	2.16	$423	125	$156.36

Vested and expected to vest	29	$90.90	2.16	$—

Outstanding and exercisable	29	$90.90	2.16	$423

The following table summarizes certain information concerning activity for performance-based SARs and RSUs:

	Year Ended
(in thousands, except per share data)	December 30, 2017	December 31, 2016	January 2, 2016
SARs:
Weighted average fair value of grants	$—	$36.78	$43.38
Aggregate intrinsic value of SARs exercised	$5,221	$11,556	$8,475

RSUs:
Weighted average fair value of grants	$146.42	$163.76	$—
Total grant date fair value of RSUs vested	$7,823	$13,512	$1,763

There were no performance-based SARs granted in 2017 or performance based RSUs granted in 2015. As of December 30, 2017, the maximum potential payout under the Company’s currently outstanding performance-based SARs and RSUs was 663 thousand and 173 thousand units.

Market-Based Awards

The Company’s outstanding market-based awards consist of RSUs. Market-based RSU’s vesting depends on the Company’s relative total shareholder return among a designated group of peer companies during a three-year period and will be subject to a one-year holding period after vesting.

At the beginning of 2017, zero market-based RSUs were outstanding. During 2017, a total of 27 thousand market-based RSUs were granted at a weighted average fair value of $139.33 per unit and 3 thousand market-based RSUs were forfeited at a weighted average fair value of $145.83.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

Other Considerations

Total income tax benefit related to share-based compensation expense for 2017, 2016 and 2015 was $15.3 million, $7.5 million and $13.6 million.

As of December 30, 2017, there was $44.3 million of unrecognized compensation expense related to all share-based awards that was expected to be recognized over a weighted average period of 1.8 years.

The Company modified selected awards for certain terminated employees during 2015 such that the employees would vest in awards that would have otherwise been forfeited, which resulted in incremental expense recognized in 2015 of $6.6 million. As four of these modified awards were cash settled in March 2016, they were accounted for as liability awards as of January 2, 2016. The value of the liability awards was insignificant as of January 2, 2016. No such modification occurred in 2017 or 2016.

Deferred Stock Units

The Company grants share-based awards annually to its Board of Directors in connection with its annual meeting of stockholders. These awards are granted in the form of DSUs as provided for in the Advance Auto Parts, Inc. Deferred Stock Unit Plan for Non-Employee Directors and Selected Executives (“DSU Plan”). Each DSU is equivalent to one share of common stock of the Company and will be distributed in common shares after the director’s service on the Board ends. DSUs granted in 2017 and 2016 vest over a one year service period, while DSUs granted in 2015 were fully vested on the grant date. Additionally, the DSU Plan provides for the deferral of compensation earned in the form of (i) an annual retainer for directors, and (ii) wages for certain highly compensated Team Members of the Company. These DSUs are settled in common stock with the participants at a future date, or over a specified time period, as elected by the participants in accordance with the DSU Plan.

The Company granted 12 thousand DSUs in 2017. The weighted average fair value of DSUs granted during 2017, 2016 and 2015 was $125.34, $146.30, and $156.83. The DSUs are awarded at a price equal to the market price of the Company’s underlying stock on the date of the grant. For 2017, 2016 and 2015, the Company recognized $1.5 million, $0.9 million and $2.1 million of share-based compensation expense for these DSU grants.

Employee Stock Purchase Plan

The Company also offers an employee stock purchase plan (“ESPP”). Under the ESPP, eligible Team Members may elect salary deferrals to purchase the Company’s common stock at a discount of 10% from its fair market value on the date of purchase. There are annual limitations on the amounts a Team Member may elect of either $25 thousand per Team Member or 10% of compensation, whichever is less. As of December 30, 2017, there were 1.0 million shares available to be issued under the ESPP.

17.	Accumulated Other Comprehensive Loss:

Accumulated other comprehensive loss, net of tax, consisted of the following:

(in thousands)	Unrealized Gain (Loss) on Postretirement Plan	Foreign Currency Translation	Accumulated Other Comprehensive Income (Loss)
Balance, January 3, 2015	$2,931	$(15,268)	$(12,337)
2015 activity	(445)	(31,277)	(31,722)
Balance, January 2, 2016	2,486	(46,545)	(44,059)
2016 activity	(534)	4,892	4,358
Balance, December 31, 2016	1,952	(41,653)	(39,701)
2017 activity	(194)	14,941	14,747
Balance, December 30, 2017	$1,758	$(26,712)	$(24,954)

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

18.	Condensed Consolidating Financial Statements:

Certain 100% wholly owned domestic subsidiaries of Advance, including its Material Subsidiaries (as defined in the 2017 Credit Agreement) serve as guarantors of Advance’s senior unsecured notes (“Guarantor Subsidiaries”). The subsidiary guarantees related to Advance’s senior unsecured notes are full and unconditional, joint and several and there are no restrictions on the ability of Advance to obtain funds from its Guarantor Subsidiaries. Certain of Advance’s wholly owned subsidiaries, including all of its foreign subsidiaries, do not serve as guarantors of Advance’s senior unsecured notes (“Non-Guarantor Subsidiaries”).

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

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

The following tables present condensed consolidating balance sheets, condensed consolidating statements of operations, comprehensive income and cash flows, and should be read in conjunction with the consolidated financial statements herein.

Condensed Consolidating Balance Sheet
As of December 30, 2017

(in thousands)	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$23	$482,620	$64,317	$(23)	$546,937
Receivables, net	—	567,460	38,897	—	606,357
Inventories	—	3,986,724	181,768	—	4,168,492
Other current assets	—	103,118	2,063	(75)	105,106
Total current assets	23	5,139,922	287,045	(98)	5,426,892
Property and equipment, net of accumulated depreciation	103	1,384,115	9,920	—	1,394,138
Goodwill	—	943,359	50,934	—	994,293
Intangible assets, net	—	551,781	45,893	—	597,674
Other assets, net	3,224	68,749	554	(3,223)	69,304
Investment in subsidiaries	3,521,330	448,462	—	(3,969,792)	—
Intercompany note receivable	1,048,700	—	—	(1,048,700)	—
Due from intercompany, net	—	—	332,467	(332,467)	—
	$4,573,380	$8,536,388	$726,813	$(5,354,280)	$8,482,301
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$—	$2,657,792	$236,790	$—	$2,894,582
Accrued expenses	1,134	511,841	20,648	(75)	533,548
Other current liabilities	—	50,963	1,027	(23)	51,967
Total current liabilities	1,134	3,220,596	258,465	(98)	3,480,097
Long-term debt	1,044,327	—	—	—	1,044,327
Deferred income taxes	—	288,999	17,844	(3,223)	303,620
Other long-term liabilities	—	237,019	2,042	—	239,061
Intercompany note payable	—	1,048,700	—	(1,048,700)	—
Due to intercompany, net	112,723	219,744	—	(332,467)	—
Commitments and contingencies
Stockholders' equity	3,415,196	3,521,330	448,462	(3,969,792)	3,415,196
	$4,573,380	$8,536,388	$726,813	$(5,354,280)	$8,482,301

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

Condensed Consolidating Balance Sheet
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

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

Condensed Consolidating Statement of Operations
For the Year Ended December 30, 2017

(in thousands)	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$9,034,790	$550,450	$(211,456)	$9,373,784
Cost of sales, including purchasing and warehousing costs	—	5,107,063	393,128	(211,456)	5,288,735
Gross profit	—	3,927,727	157,322	—	4,085,049
Selling, general and administrative expenses	30,478	3,453,406	82,155	(51,202)	3,514,837
Operating (loss) income	(30,478)	474,321	75,167	51,202	570,212
Other, net:
Interest (expense) income	(52,305)	(6,496)	—	—	(58,801)
Other income (expense), net	83,840	(17,729)	(6,061)	(51,202)	8,848
Total other, net	31,535	(24,225)	(6,061)	(51,202)	(49,953)
Income before provision for income taxes	1,057	450,096	69,106	—	520,259
Provision for income taxes	641	32,623	11,490	—	44,754
Income before equity in earnings of subsidiaries	416	417,473	57,616	—	475,505
Equity in earnings of subsidiaries	475,089	57,616	—	(532,705)	—
Net income	$475,505	$475,089	$57,616	$(532,705)	$475,505

Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2016

(in thousands)	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$9,254,477	$556,747	$(243,545)	$9,567,679
Cost of sales, including purchasing and warehousing costs	—	5,171,953	383,356	(243,545)	5,311,764
Gross profit	—	4,082,524	173,391	—	4,255,915
Selling, general and administrative expenses	28,695	3,402,323	92,287	(54,988)	3,468,317
Operating (loss) income	(28,695)	680,201	81,104	54,988	787,598
Other, net:
Interest (expense) income	(52,081)	(7,897)	68	—	(59,910)
Other income (expense), net	81,683	(19,558)	4,010	(54,988)	11,147
Total other, net	29,602	(27,455)	4,078	(54,988)	(48,763)
Income before provision for income taxes	907	652,746	85,182	—	738,835
Provision for income taxes	1,588	260,155	17,470	—	279,213
(Loss) income before equity in earnings of subsidiaries	(681)	392,591	67,712	—	459,622
Equity in earnings of subsidiaries	460,303	67,712	—	(528,015)	—
Net income	$459,622	$460,303	$67,712	$(528,015)	$459,622

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

Condensed Consolidating Statement of Operations
For the Year Ended January 2, 2016

(in thousands)	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$9,432,116	$593,606	$(288,704)	$9,737,018
Cost of sales, including purchasing and warehousing costs	—	5,172,938	430,012	(288,704)	5,314,246
Gross profit	—	4,259,178	163,594	—	4,422,772
Selling, general and administrative expenses	24,186	3,536,697	93,852	(57,743)	3,596,992
Operating (loss) income	(24,186)	722,481	69,742	57,743	825,780
Other, net:
Interest expense	(52,210)	(13,378)	180	—	(65,408)
Other income (expense), net	76,987	(19,699)	(7,029)	(57,743)	(7,484)
Total other, net	24,777	(33,077)	(6,849)	(57,743)	(72,892)
Income before provision for income taxes	591	689,404	62,893	—	752,888
Provision for income taxes	1,220	268,571	9,699	—	279,490
(Loss) income before equity in earnings of subsidiaries	(629)	420,833	53,194	—	473,398
Equity in earnings of subsidiaries	474,027	53,194	—	(527,221)	—
Net income	$473,398	$474,027	$53,194	$(527,221)	$473,398

Condensed Consolidating Statement of Comprehensive Income
For the Year Ended December 30, 2017

(in thousands)	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$475,505	$475,089	$57,616	$(532,705)	$475,505
Other comprehensive income:
Changes in net unrecognized other postretirement benefit costs	—	(194)	—	—	(194)
Currency translation adjustments	—	—	14,941	—	14,941
Equity in other comprehensive income of subsidiaries	14,747	14,941	—	(29,688)	—
Total other comprehensive income	14,747	14,747	14,941	(29,688)	14,747
Comprehensive income	$490,252	$489,836	$72,557	$(562,393)	$490,252

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

Condensed Consolidating Statement of Comprehensive Income
For the Year Ended December 31, 2016

(in thousands)	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$459,622	$460,303	$67,712	$(528,015)	$459,622
Other comprehensive income:
Changes in net unrecognized other postretirement benefit costs	—	(534)	—	—	(534)
Currency translation adjustments	—	—	4,892	—	4,892
Equity in other comprehensive income of subsidiaries	4,358	4,892	—	(9,250)	—
Total other comprehensive income	4,358	4,358	4,892	(9,250)	4,358
Comprehensive income	$463,980	$464,661	$72,604	$(537,265)	$463,980

Condensed Consolidating Statement of Comprehensive Income
For the Year Ended January 2, 2016

(in thousands)	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$473,398	$474,027	$53,194	$(527,221)	$473,398
Other comprehensive loss:
Changes in net unrecognized other postretirement benefit costs	—	(445)	—	—	(445)
Currency translation adjustments	—	—	(31,277)	—	(31,277)
Equity in other comprehensive loss of subsidiaries	(31,722)	(31,277)	—	62,999	—
Other comprehensive loss	(31,722)	(31,722)	(31,277)	62,999	(31,722)
Comprehensive income	$441,676	$442,305	$21,917	$(464,222)	$441,676

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 30, 2017

(in thousands)	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$—	$593,091	$7,714	$—	$600,805
Cash flows from investing activities:
Purchases of property and equipment	—	(187,993)	(1,765)	—	(189,758)
Proceeds from sales of property and equipment	—	11,085	14	—	11,099
Other, net	—	480	(460)	—	20
Net cash used in investing activities	—	(176,428)	(2,211)	—	(178,639)
Cash flows from financing activities:
Increase (decrease) in bank overdrafts	—	16,290	(2,286)	—	14,004
Borrowings under credit facilities	—	534,400	—	—	534,400
Payments on credit facilities	—	(534,400)	—	—	(534,400)
Dividends paid	—	(17,854)	—	—	(17,854)
Proceeds from the issuance of common stock	—	4,076	—	—	4,076
Tax withholdings related to the exercise of stock appreciation rights	—	(6,531)	—	—	(6,531)
Repurchase of common stock	—	(6,498)	—	—	(6,498)
Other, net	1	(2,069)	—	(1)	(2,069)
Net cash provided by (used in) financing activities	1	(12,586)	(2,286)	(1)	(14,872)
Effect of exchange rate changes on cash	—	—	4,465	—	4,465
Net increase in cash and cash equivalents	1	404,077	7,682	(1)	411,759
Cash and cash equivalents, beginning of period	22	78,543	56,635	(22)	135,178
Cash and cash equivalents, end of period	$23	$482,620	$64,317	$(23)	$546,937

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2016

(in thousands)	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$14	$491,180	$32,109	$—	$523,303
Cash flows from investing activities:
Purchases of property and equipment	—	(257,159)	(2,400)	—	(259,559)
Proceeds from sales of property and equipment	—	2,210	2	—	2,212
Other, net	—	(4,697)	—	—	(4,697)
Net cash used in investing activities	—	(259,646)	(2,398)	—	(262,044)
Cash flows from financing activities:
Decrease in bank overdrafts	—	(4,902)	(657)	(14)	(5,573)
Borrowings under credit facilities	—	799,600	—	—	799,600
Payments on credit facilities	—	(959,600)	—	—	(959,600)
Dividends paid	—	(17,738)	—	—	(17,738)
Proceeds from the issuance of common stock	—	4,532	—	—	4,532
Tax withholdings related to the exercise of stock appreciation rights	—	(19,558)	—	—	(19,558)
Repurchase of common stock	—	(18,393)	—	—	(18,393)
Other, net	—	(390)	—	—	(390)
Net cash used in financing activities	—	(216,449)	(657)	(14)	(217,120)
Effect of exchange rate changes on cash	—	—	257	—	257
Net increase in cash and cash equivalents	14	15,085	29,311	(14)	44,396
Cash and cash equivalents, beginning of period	8	63,458	27,324	(8)	90,782
Cash and cash equivalents, end of period	$22	$78,543	$56,635	$(22)	$135,178

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

Condensed Consolidating Statement of Cash Flows
For the Year Ended January 2, 2016

(in thousands)	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(1)	$709,582	$(6,937)	$—	$702,644
Cash flows from investing activities:
Purchases of property and equipment	—	(232,591)	(2,156)	—	(234,747)
Proceeds from sales of property and equipment	—	266	4	—	270
Other, net	—	(18,583)	(306)	—	(18,889)
Net cash used in investing activities	—	(250,908)	(2,458)	—	(253,366)
Cash flows from financing activities:
(Decrease) increase in bank overdrafts	—	(4,529)	1,606	1	(2,922)
Borrowings under credit facilities	—	618,300	—	—	618,300
Payments on credit facilities	—	(1,041,700)	—	—	(1,041,700)
Dividends paid	—	(17,649)	—	—	(17,649)
Proceeds from the issuance of common stock	—	5,174	—	—	5,174
Tax withholdings related to the exercise of stock appreciation rights	—	(13,112)	—	—	(13,112)
Repurchase of common stock	—	(6,665)	—	—	(6,665)
Other, net	—	(380)	—	—	(380)
Net cash (used in) provided by financing activities	—	(460,561)	1,606	1	(458,954)
Effect of exchange rate changes on cash	—	—	(4,213)	—	(4,213)
Net decrease in cash and cash equivalents	(1)	(1,887)	(12,002)	1	(13,889)
Cash and cash equivalents, beginning of period	9	65,345	39,326	(9)	104,671
Cash and cash equivalents, end of period	$8	$63,458	$27,324	$(8)	$90,782

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

19.	Quarterly Financial Data (unaudited):

The following table summarizes quarterly financial data for 2017 and 2016:

2017	First	Second	Third	Fourth
(in thousands, except per share data)	(16 weeks)	(12 weeks)	(12 weeks)	(12 weeks)
Net sales	$2,890,838	$2,263,727	$2,182,233	$2,036,986
Gross profit	$1,270,684	$993,088	$947,708	$873,569
Net income	$107,960	$87,049	$95,996	$184,500

Basic earnings per common share	$1.46	$1.18	$1.30	$2.50
Diluted earnings per common share	$1.46	$1.17	$1.30	$2.49

2016	First	Second	Third	Fourth
(in thousands, except per share data)	(16 weeks)	(12 weeks)	(12 weeks)	(12 weeks)
Net sales	$2,979,778	$2,256,155	$2,248,855	$2,082,891
Gross profit	$1,349,889	$1,010,257	$988,205	$907,564
Net income	$158,813	$124,600	$113,844	$62,365

Basic earnings per common share	$2.16	$1.69	$1.54	$0.84
Diluted earnings per common share	$2.14	$1.68	$1.53	$0.84

Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not be equal to the per share amount for the year.

Advance Auto Parts, Inc.
Schedule II - Valuation and Qualifying Accounts
(in thousands)

Allowance for doubtful accounts receivable	Balance at Beginning of Period	Charges to Expenses	Deductions		Balance at End of Period
January 2, 2016	$16,152	$22,067	$(12,461)	(1)	$25,758
December 31, 2016	$25,758	$24,597	$(21,191)	(1)	$29,164
December 30, 2017	$29,164	$20,110	$(31,055)	(1)	$18,219

(1)	Accounts written off during the period. These amounts did not impact the Company’s statement of operations for any year presented.

Other valuation and qualifying accounts have not been reported in this schedule because they are either not applicable or because the information has been included elsewhere in this report.

EXHIBITS INDEX

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith
2.1	Agreement and Plan of Merger by and among Advance Auto Parts, Inc., Generator Purchase, Inc., General Parts International, Inc. and Shareholder Representative Services LLC (as the Shareholder Representative), Dated as of October 15, 2013	10-K	2.1	2/25/2014
3.1	Restated Certificate of Incorporation of Advance Auto Parts, Inc. (“Advance Auto”) (as amended effective as of May 24, 2017).	8-K	3.1	5/31/2017
3.2	Amended and Restated Bylaws of Advance Auto., effective May 24, 2017	8-K	3.2	5/31/2017
4.1	Indenture, dated as of April 29, 2010, among Advance Auto Parts, Inc., each of the Subsidiary Guarantors from time to time party thereto and Wells Fargo Bank, National Association, as Trustee.	8-K	4.1	4/29/2010
4.2	First Supplemental Indenture, dated as of April 29, 2010, among Advance Auto Parts, Inc., each of the Subsidiary Guarantors from time to time party thereto and Wells Fargo Bank, National Association, as Trustee.	8-K	4.2	4/29/2010
4.3	Second Supplemental Indenture dated as of May 27, 2011 to the Indenture dated as of April 29, 2010 among Advance Auto Parts, Inc. as Issuer, each of the Subsidiary Guarantors from time to time party thereto and Wells Fargo Bank, National Association, as Trustee.	8-K	10.45	6/3/2011
4.4	Third Supplemental Indenture dated as of January 17, 2012 among Advance Auto Parts, Inc., each of the Subsidiary Guarantors from time to time party thereto and Wells Fargo Bank, National Association, as Trustee.	8-K	4.4	1/17/2012
4.5	Fourth Supplemental Indenture, dated as of December 21, 2012 among Advance Auto Parts, Inc., each of the Subsidiary Guarantors from time to time party thereto and Wells Fargo Bank, National Association, as Trustee.	8-K	4.5	12/21/2012
4.6	Fifth Supplemental Indenture, dated as of April 19, 2013 among Advance Auto Parts, Inc., each of the Subsidiary Guarantors from time to time party thereto and Wells Fargo Bank, National Association, as Trustee.	8-K	4.6	4/19/2013
4.7	Sixth Supplemental Indenture, dated as of December 3, 2013, among Advance Auto Parts, Inc., each of the Subsidiary Guarantors from time to time party thereto and Wells Fargo Bank, National Association, as Trustee.	8-K	4.7	12/9/2013
4.8	Form of 5.750% Note due 2020.	8-K	4.3	4/29/2010
4.9	Form of 4.500% Note due 2022.	8-K	4.5	1/17/2012
4.10	Form of 4.500% Note due 2023.	8-K	4.7	12/9/2013
4.11	Seventh Supplemental Indenture, dated as of February 28, 2014, among Advance Auto Parts, Inc., each of the Subsidiary Guarantors from time to time party thereto and Wells Fargo Bank, National Association, as Trustee.	10-Q	4.11	5/28/2014
10.1	Form of Indemnification Agreement between Advance Auto Parts and each of its Directors.	8-K	10.19	5/20/2004
10.2	Advance Auto Parts, Inc. 2004 Long-Term Incentive Plan (amended as of April 17, 2008).	10-Q	10.19	5/29/2008

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith
10.3	Advance Auto Parts, Inc. Deferred Stock Unit Plan for Non-Employee Directors and Selected Executives (as amended January 1, 2008), including First Amendment to the Advance Auto Parts, Inc. Deferred Stock Unit Plan for Non-Employee Directors and Selected Executives (as amended and restated effective as of January 1, 2009) and Second Amendment to the Advance Auto Parts, Inc. Deferred Stock Unit Plan for Non-Employee Directors and Selected Executives (as amended and restated effective as of January 1, 2010).	10-K	10.17	3/1/2011
10.4	Amended and Restated Advance Auto Parts, Inc. Employee Stock Purchase Plan.	DEF 14A	Appendix C	4/16/2012
10.5	Advance Auto Parts, Inc. Deferred Compensation Plan (as amended January 1, 2008), including First Amendment to the Advance Auto Parts, Inc. Deferred Compensation Plan (as amended and restated effective as of January 1, 2009) and Second Amendment to the Advance Auto Parts, Inc. Deferred Compensation Plan (as amended and restated effective as of January 1, 2010).	10-K	10.19	3/1/2011
10.6	Advance Auto Parts, Inc. Executive Incentive Plan.	DEF 14A	Appendix B	4/11/2007
10.7	Employment Agreement effective June 4, 2008 between Advance Auto Parts, Inc. and Michael A. Norona.	8-K	10.33	6/4/2008
10.8	Attachment C to Employment Agreement effective June 4, 2008 between Advance Auto Parts, Inc. and Michael A. Norona.	8-K	10.35	6/4/2008
10.9	Form of Advance Auto Parts, Inc. Restricted Stock Award Agreement dated November 17, 2008.	8-K	10.39	11/21/2008
10.10	First Amendment to Employment Agreement effective January 1, 2010 between Advance Auto Parts, Inc. and Michael A. Norona.	10-Q	10.44	6/2/2010
10.11	Form of Advance Auto Parts, Inc. SAR Award Agreement under 2004 Long-Term Incentive Plan.	10-K	10.33	2/28/2012
10.12	Form of Advance Auto Parts, Inc. Restricted Stock Award Agreement under 2004 Long-Term Incentive Plan.	10-K	10.34	2/28/2012
10.13	Second Amendment to Employment Agreement effective December 31, 2012 between Advance Auto Parts, Inc. and Michael A. Norona.	10-Q	10.37	11/13/2012
10.14	Supplement No. 1 to Guarantee Agreement.	8-K	10.1	12/21/2012
10.15	Third Amendment to the Advance Auto Parts, Inc. Deferred Compensation Plan (Effective as of January 1, 2013).	10-K	10.33	2/25/2013
10.16	Third Amendment to the Advance Auto Parts, Inc. Deferred Stock Unit Plan for Non-Employee Directors and Selected Executives (Effective as of January 1, 2013).	10-K	10.34	2/25/2013
10.17	Form of Advance Auto Parts, Inc. SARs Award Agreement and Restricted Stock Unit Award Agreement under 2004 Long-Term Incentive Plan.	10-K	10.36	2/25/2013
10.18	Form of Advance Auto, Inc. Restricted Stock Unit Agreement dated March 1, 2013.	8-K	10.38	3/7/2013
10.19	Form of Employment Agreement effective April 21, 2013 between Advance Auto Parts, Inc. and George E. Sherman and Charles E. Tyson.	8-K	10.39	4/30/2013
10.20	Third Amendment to Employment Agreement between Advance Auto Parts, Inc. and Michael A. Norona, effective June 4, 2013.	8-K	10.40	6/6/2013

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith
10.21	Credit Agreement, dated as of December 5, 2013, among Advance Auto Parts, Inc. Advance Stores Company, Incorporated, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent.	8-K	10.1	12/9/2013
10.22	Guarantee Agreement, dated as of December 5, 2013, among Advance Auto Parts, Inc. Advance Stores Company, Incorporated, the other lenders from time to time party lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent for the lenders.	8-K	10.2	12/9/2013
10.23	Supplement No. 1 to Guarantee Agreement.	10-K	10.45	2/25/2014
10.24	First Amendment to the Advance Auto Parts, Inc. Employee Stock Purchase Plan (As amended and Restated Effective as of May 15, 2012).	10-K	10.46	2/25/2014
10.25	Form of Advance Auto Parts, Inc. SARs Award Agreement and Restricted Stock Unit Award Agreement.	10-K	10.48	2/25/2014
10.26	First Amendment to Employment Agreement between Advance Auto Parts, Inc. and George E. Sherman and Charles E. Tyson.	10-Q	10.51	11/12/2014
10.27	Fourth Amendment to Employment Agreement between Advance Auto Parts, Inc. and Michael A. Norona.	10-Q	10.52	11/12/2014
10.28	Second Amendment to the Advance Auto Parts, Inc. Employee Stock Purchase Plan (As amended and Restated Effective as of May 15, 2012).	10-K	10.50	3/3/2015
10.29	Fourth Amendment to the Advance Auto Parts, Inc. Deferred Compensation Plan (As Amended and Restated Effective as of January 1, 2008).	10-K	10.51	3/3/2015
10.30	Fourth Amendment to the Advance Auto Parts, Inc. Deferred Stock Unit Plan for Non-Employee Directors and Selected Executives (As Amended and Restated Effective as of January 1, 2008).	10-K	10.52	3/3/2015
10.31	Fifth Amendment to the Advance Auto Parts, Inc. Deferred Compensation Plan (As Amended and Restated Effective as of January 1, 2008).	10-K	10.53	3/3/2015
10.32	Fifth Amendment to the Advance Auto Parts, Inc. Deferred Stock Unit Plan for Non-Employee Directors and Selected Executives (As Amended and Restated Effective as of January 1, 2008).	10-K	10.54	3/3/2015
10.33	Agreement, dated as of November 11, 2015, by and among Advance Auto Parts, Inc. and Starboard.	8-K	10.1	11/13/2015
10.34	Restricted Stock Unit Award Agreement between Advance Auto Parts, Inc. and John C. Brouillard dated December 1, 2015.	10-K	10.58	3/1/2016
10.35	Employment Agreement effective March 28, 2016 between Advance Auto Parts, Inc. and Thomas Greco.	10-Q	10.1	5/31/2016
10.36	First Amendment to Employment Agreement effective April 2, 2016 between Advance Auto Parts, Inc. and Thomas R. Greco.	10-Q	10.2	5/31/2016
10.37	2016 Restricted Stock Unit Award Agreement (Sign-On Award - Performance-Based) between Advance Auto Parts, Inc. and Thomas Greco dated April 14, 2016.	10-Q	10.3	5/31/2016
10.38	2016 Restricted Stock Unit Award Agreement (Sign-on Award - Time-Based) between Advance Auto Parts, Inc. and Thomas Greco dated April 14, 2016.	10-Q	10.4	5/31/2016
10.39	2016 time-Based SARs Award Agreement (Stock Settled - Inducement Award) between Advance Auto Parts, Inc. and Thomas Greco dated April 14, 2016.	10-Q	10.5	5/31/2016

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith
10.40	Form of Performance-Based SARs Award Agreement between Advance Auto Parts, Inc. and Thomas Greco.	10-Q	10.6	5/31/2016
10.41	Form of Restricted Stock Unit Award Agreement between Advance Auto Parts, Inc. and Thomas Greco.	10-Q	10.7	5/31/2016
10.42	Employment Agreement effective October 3, 2016 between Advance Auto Parts, Inc. and Thomas B. Okray.	10-Q	10.1	11/15/2016
10.43	Credit Agreement, dated as January 31, 2017, among Advance Auto Parts, Inc., Advance Stores Company, Incorporated, the lenders party thereto, and Bank of America, N.A., as Administrative Agent.	8-K	10.1	2/6/2017
10.44	Guarantee Agreement, dated as of January 31, 2017, among Advance Auto Parts, Inc., Advance Stores Company, Incorporated, the other guarantors from time to time party thereto and Bank of America, N.A., as administrative agent for the lenders.	8-K	10.2	2/6/2017
10.45	Employment Agreement effective August 21, 2016 between Advance Auto Parts, Inc. and Robert B. Cushing.	10-K	10.5	2/28/2017
10.46	Form of Senior Vice President Loyalty Agreement between Natalie Schechtman and Advance Auto Parts, Inc.	10-K	10.51	2/28/2017
10.47	2016 Restricted Stock Unit Award Agreement (Time-Based) between Advance Auto Parts, Inc. and Thomas B. Okray dated November 21, 2016.	10-K	10.52	2/28/2017
10.48	2016 Restricted Stock Unit Award Agreement (Performance-Based) between Advance Auto Parts, Inc. and Robert B. Cushing dated September 7, 2016.	10-K	10.53	2/28/2017
10.49	Sixth Amendment to the Advance Auto Parts, Inc. Deferred Compensation Plan (As Amended and Restated Effective as of January 1, 2008).	10-K	10.54	2/28/2017
10.50	Sixth Amendment to the Advance Auto Parts, Inc. Deferred Stock Unit Plan for Non-Employee Directors and Selected Executives (As Amended and Restated Effective as of January 1, 2008).	10-K	10.55	2/28/2017
10.51	Seventh Amendment to the Advance Auto Parts, Inc. Deferred Stock Unit Plan for Non-Employee Directors and Selected Executives (As Amended and Restated Effective as of January 1, 2008).	10-K	10.56	2/28/2017
10.52	Form of 2015 Advance Auto Parts, Inc. Restricted Stock Unit Award Agreement.	10-K	10.57	2/28/2017
10.53	Form of 2015 Advance Auto Parts, Inc. SARs Award Agreement.	10-K	10.58	2/28/2017
10.54	Advance Auto Parts, Inc. 2017 Amended and Restated Executive Incentive Plan	DEF14A	Appendix A	4/6/2017
10.55	Form of 2017 Advance Auto Parts, Inc. Performance-Based Restricted Stock Unit Award Agreement.	10-Q	10.1	5/24/2017
10.56	Amendment No. 1 to Credit Agreement, dated as of January 31, 2018, among Advance Auto Parts, Inc., Advance Stores Company, Incorporated, the lenders party thereto, and Bank of America, N.A., as Administrative Agent.	8-K	10.1	2/6/2018
10.57	7th Amendment to Advance Auto Parts, Inc. Deferred Compensation Plan (As Amended and Restated Effective as of January 1, 2008).				X
10.58	8th Amendment to Advance Auto Parts, Inc. Deferred Stock Unit Plan for Non-Employee Directors and Selected Executives (As Amended and Restated Effective as of January 1, 2008).				X

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith
12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges.				X
21.1	Subsidiaries of Advance Auto.				X
23.1	Consent of Deloitte & Touche LLP.				X
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCE AUTO PARTS, INC.
Dated:	February 21, 2018	By:	/s/ Thomas B. Okray
Thomas B. Okray
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas R. Greco	President and Chief Executive Officer and Director	February 21, 2018
Thomas R. Greco	(Principal Executive Officer)

/s/ Thomas B. Okray	Executive Vice President and Chief Financial Officer	February 21, 2018
Thomas B. Okray	(Principal Financial Officer)

/s/ Jeffrey W. Shepherd	Senior Vice President, Controller and Chief Accounting Officer	February 21, 2018
Jeffrey W. Shepherd	(Principal Accounting Officer)

/s/ Jeffrey C. Smith	Chairman and Director	February 21, 2018
Jeffrey C. Smith

/s/ John F. Bergstrom	Director	February 21, 2018
John F. Bergstrom

/s/ John C. Brouillard	Director	February 21, 2018
John C. Brouillard

/s/ Brad W. Buss	Director	February 21, 2018
Brad W. Buss

/s/ Fiona P. Dias	Director	February 21, 2018
Fiona P. Dias

/s/ John F. Ferraro	Director	February 21, 2018
John F. Ferraro

/s/ Adriana Karaboutis	Director	February 21, 2018
Adriana Karaboutis

/s/ Eugene I. Lee, Jr.	Director	February 21, 2018
Eugene I. Lee, Jr.

/s/ William S. Oglesby	Director	February 21, 2018
William S. Oglesby

/s/ Reuben E. Slone	Director	February 21, 2018
Reuben E. Slone

S-1