Form 10-Q
period 2018-04-21
ADVANCE AUTO PARTS INC
filed 2018-05-22
CIK 1158449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 21, 2018
OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 18, 2018, the number of shares of the registrant’s common stock outstanding was 74,031,311 shares.

PART I.  FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except per share data) (Unaudited)

	April 21, 2018	December 30, 2017
Assets
Current assets:
Cash and cash equivalents	$639,143	$546,937
Receivables, net	620,378	606,357
Inventories	4,230,473	4,168,492
Other current assets	127,522	105,106
Total current assets	5,617,516	5,426,892
Property and equipment, net of accumulated depreciation of $1,836,151 and $1,783,383	1,358,397	1,394,138
Goodwill	993,461	994,293
Intangible assets, net	583,346	597,674
Other assets	62,233	69,304
	$8,614,953	$8,482,301
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,890,317	$2,894,582
Accrued expenses	543,343	533,548
Other current liabilities	46,479	51,967
Total current liabilities	3,480,139	3,480,097
Long-term debt	1,044,755	1,044,327
Deferred income taxes	310,686	303,620
Other long-term liabilities	232,752	239,061
Commitments and contingencies
Stockholders’ equity:
Preferred stock, nonvoting, $0.0001 par value	—	—
Common stock, voting, $0.0001 par value	8	8
Additional paid-in capital	672,913	664,646
Treasury stock, at cost	(149,824)	(144,600)
Accumulated other comprehensive loss	(28,812)	(24,954)
Retained earnings	3,052,336	2,920,096
Total stockholders’ equity	3,546,621	3,415,196
	$8,614,953	$8,482,301

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands, except per share data) (Unaudited)

	Sixteen Weeks Ended
	April 21, 2018	April 22, 2017
Net sales	$2,873,848	$2,890,838
Cost of sales, including purchasing and warehousing costs	1,601,564	1,620,154
Gross profit	1,272,284	1,270,684
Selling, general and administrative expenses	1,074,043	1,090,904
Operating income	198,241	179,780
Other, net:
Interest expense	(17,682)	(18,430)
Other income, net	458	4,813
Total other, net	(17,224)	(13,617)
Income before provision for income taxes	181,017	166,163
Provision for income taxes	44,290	58,203
Net income	$136,727	$107,960

Basic earnings per common share	$1.85	$1.46
Weighted average common shares outstanding	73,979	73,782
Diluted earnings per common share	$1.84	$1.46
Weighted average common shares outstanding	74,205	74,093
Dividends declared per common share	$0.06	$0.06

Condensed Consolidated Statements of Comprehensive Income
(In thousands) (Unaudited)

	Sixteen Weeks Ended
	April 21, 2018	April 22, 2017
Net income	$136,727	$107,960
Other comprehensive loss:
Changes in net unrecognized other postretirement benefit costs, net of tax of $32 and $55	(91)	(85)
Currency translation adjustments	(3,767)	(788)
Total other comprehensive loss	(3,858)	(873)
Comprehensive income	$132,869	$107,087

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands) (Unaudited)

	Sixteen Weeks Ended
	April 21, 2018	April 22, 2017
Cash flows from operating activities:
Net income	$136,727	$107,960
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	71,692	77,430
Share-based compensation	7,642	12,374
Loss on disposal and impairment of property and equipment	3,208	275
Provision (benefit) for deferred income taxes	7,340	(7,704)
Other	672	1,699
Net change in:
Receivables, net	(14,012)	(42,207)
Inventories	(64,369)	(89,384)
Accounts payable	(2,948)	(36,710)
Accrued expenses	20,765	20,293
Other assets and liabilities, net	(12,747)	(8,945)
Net cash provided by operating activities	153,970	35,081
Cash flows from investing activities:
Purchases of property and equipment	(34,474)	(65,279)
Proceeds from sales of property and equipment	530	947
Other, net	—	193
Net cash used in investing activities	(33,944)	(64,139)
Cash flows from financing activities:
(Decrease) increase in bank overdrafts	(12,101)	8,490
Borrowings under credit facilities	—	483,500
Payments on credit facilities	—	(453,500)
Dividends paid	(8,930)	(8,902)
Proceeds from the issuance of common stock	754	1,036
Tax withholdings related to the exercise of stock appreciation rights	(93)	(5,707)
Repurchase of common stock	(5,223)	(3,121)
Other, net	(1,164)	(1,924)
Net cash (used in) provided by financing activities	(26,757)	19,872
Effect of exchange rate changes on cash	(1,063)	95
Net increase (decrease) in cash and cash equivalents	92,206	(9,091)
Cash and cash equivalents, beginning of period	546,937	135,178
Cash and cash equivalents, end of period	$639,143	$126,087

Non-cash transactions:
Accrued purchases of property and equipment	$8,591	$14,524

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

1.	Nature of Operations and Basis of Presentation:

Advance Auto Parts, Inc. and subsidiaries is a leading automotive aftermarket parts provider in North America, serving both “do-it-for-me”, or Professional, and “do-it-yourself,” or DIY customers. The accompanying condensed consolidated financial statements have been prepared by the Company and include the accounts of Advance Auto Parts, Inc. (“Advance”), its wholly owned subsidiary, Advance Stores Company, Incorporated (“Advance Stores”) and its subsidiaries (collectively referred to as “Advance,” “we,” “us,” “our” or “the Company”).

As of April 21, 2018, we operated a total of 5,044 stores and 131 distribution branches primarily within the United States, with additional locations in Canada, Puerto Rico and the U.S. Virgin Islands. In addition, as of April 21, 2018, we served 1,225 independently owned Carquest branded stores (“independent stores”) across the same geographic locations served by our stores in addition to Mexico, the Bahamas, Turks and Caicos, the British Virgin Islands and the Pacific Islands.

The accounting policies followed in the presentation of interim financial results are consistent with those followed on an annual basis. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), have been condensed or omitted based upon the Securities and Exchange Commission (“SEC”) interim reporting guidance. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for 2017 as filed with the SEC on February 21, 2018.

The results of operations for the interim periods are not necessarily indicative of the operating results to be expected for the full year. Our first quarter of the year contains sixteen weeks. Our remaining three quarters consist of twelve weeks.

2.	Significant Accounting Policies:

Revenues

Revenue for periods through December 30, 2017 was reported under Accounting Standards Codification (“ASC”) 605, Revenue Recognition, as described in our accounting policies in our 2017 Form 10-K. Effective December 31, 2017, the Company adopted ASC 606, Revenue From Contracts With Customers (“Topic 606”). The results of applying Topic 606 using the modified retrospective approach were insignificant and did not have a material impact on our consolidated financial condition, results of operations, cash flows, business process, controls or systems. We expect the impact of the adoption of the new standard to be immaterial to our net income on an ongoing basis.

In accordance with Topic 606 revenue is recognized at the time the sale is made, at which time our walk-in customers take immediate possession of the merchandise or same-day delivery is made to our Professional delivery customers, which include certain independently-owned store locations. Payment terms are established for our Professional delivery customers based on the Company’s pre-established credit requirements. Payment terms vary depending on the customer and generally range from 1 to 30 days. Based on the nature of receivables no significant financing components exist. For e-commerce sales, revenue is recognized either at the time of pick-up at one of our store locations or at the time of shipment depending on the customer's order designation. Sales are recorded net of discounts, sales incentives and rebates, sales taxes and estimated returns and allowances. We estimate the reduction to sales and cost of sales for returns based on current sales levels and our historical return experience.

We provide assurance type warranty coverage primarily on batteries, brakes and shocks whereby we are required to provide replacement product at no cost or a reduced cost.

Topic 606 defines a performance obligation as a promise in a contract to transfer a distinct good or service to the customer and is considered the unit of account. The majority of our contracts have one single performance obligation as the promise to transfer the individual goods is not separately identifiable from other promises in the contracts and is, therefore, not distinct. Discounts and incentives are treated as separate performance obligations. We allocate the contract’s transaction price to each of these performance obligations separately using explicitly stated amounts or our best estimate using historical data. Additionally, we estimate and record gift card breakage as redemptions occur.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

We had no material contract assets, contract liabilities or costs to obtain and fulfill contracts recorded on the Condensed Consolidated Balance Sheet as of April 21, 2018. For the sixteen weeks ended April 21, 2018, revenue recognized from performance obligations related to prior periods (for example, due to changes in transaction price), was insignificant.

Revenue expected to be recognized in any future periods related to remaining performance obligations is insignificant.

The following table summarizes disaggregated revenue from contracts with customers by product group:

	Sixteen Weeks Ended
	April 21, 2018	April 22, 2017
Percentage of Sales, by Product Group
Parts and Batteries	65%	66%
Accessories and Chemicals	20	19
Engine Maintenance	14	14
Other	1	1
Total	100%	100%

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842).” This ASU is a comprehensive new leases standard that amends various aspects of existing guidance for leases and requires additional disclosures about leasing arrangements. It will require lessees to recognize lease assets and lease liabilities for most leases, including those leases previously classified as operating leases under current GAAP. Topic 842 retains a distinction between finance leases and operating leases. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous leases guidance. The ASU is effective for annual periods beginning after December 15, 2018, including interim periods within those years; earlier adoption is permitted. The FASB issued and approved an exposure draft to amend Topic 842 to provide entities with an additional transition method with which to adopt Topic 842. The approved transition method enables entities to apply the transition requirements in Topic 842 at the effective date of that Topic (rather than at the beginning of the earliest comparative period presented as currently required) with the effects of initially applying Topic 842 recognized as a cumulative-effect adjustment to retained earnings in the period of adoption. Consequently, an entity’s reporting for the comparative periods presented in the year of adoption would continue to be in accordance with Topic 840, including the disclosure requirements of that Topic. Practical expedients are available for election as a package and if applied consistently to all leases.

We have selected our leasing software solution and are in the process of identifying changes to our business processes, systems and controls to support adoption of the new standard in 2019. We are evaluating the impact that the new standard will have on the condensed consolidated financial statements. While we are unable to quantify the impact at this time, we expect the adoption of the new standard to result in a material increase in the assets and liabilities in the condensed consolidated financial statements. At this time, we do not expect adoption of ASU 2016-02 to have a material impact on our condensed consolidated statements of operations as the majority of our leases will remain operating in nature. As such, the expense recognition will be similar to previously required straight-line expense treatment.

In March 2018, the FASB issued ASU No. 2018-05, “Income Taxes (Topic 740) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118”, ("ASU 2018-05"). ASU 2018-05 provides guidance on accounting for the tax effects of the U.S. Tax Cuts and Jobs Act (the “Act”) pursuant to the Staff Accounting Bulletin No. 118, which allows companies to complete the accounting under ASC 740 within a one-year measurement period from the Tax Act enactment date, which occurred in the financial statements for the year ended December 30, 2017. Until the completion of our 2017 U.S. income tax return in the third quarter of 2018, we may identify additional remeasurement adjustments to amounts previously recorded for the nonrecurring repatriation tax on accumulated earnings of foreign subsidiaries and remeasurement of the net deferred tax liability. We will continue to assess our provision for income taxes as future guidance is issued.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

3.	Inventories

Inventories are stated at the lower of cost or market. We used the last in, first out (“LIFO”) method of accounting for approximately 88% of inventories at April 21, 2018 and December 30, 2017. Under the LIFO method, our cost of sales reflects the costs of the most recently purchased inventories, while the inventory carrying balance represents the costs for inventories purchased in the sixteen weeks ended April 21, 2018 and prior years. We recorded a reduction to cost of sales of $20.0 million and $18.0 million for the sixteen weeks ended April 21, 2018 and April 22, 2017 to state inventories at LIFO.

An actual valuation of inventory under the LIFO method is performed by us at the end of each fiscal year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on our estimates of expected year-end inventory levels and costs.

Inventory balances were as follows:

(in thousands)	April 21, 2018	December 30, 2017
Inventories at first in, first out (“FIFO”)	$4,007,327	$3,965,370
Adjustments to state inventories at LIFO	223,146	203,122
Inventories at LIFO	$4,230,473	$4,168,492

4.	Exit Activities and Other Initiatives

Integration of Carquest stores

We are in the process of a multi-year integration, which includes the consolidation and conversion of our Carquest stores acquired with General Parts International, Inc. (“GPI”) in 2014. As of April 21, 2018, 348 Carquest stores acquired with GPI had been consolidated into existing Advance Auto Parts stores and 423 stores had been converted to the Advance Auto Parts format. During the sixteen weeks ended April 21, 2018, a total of 2 Carquest stores were consolidated and 1 Carquest store was converted. As of April 21, 2018, the Company had 427 stores still operating under the Carquest name.

We incurred $0.4 million and $1.1 million of exit costs related to the consolidations and conversions during the sixteen weeks ended April 21, 2018 and April 22, 2017, primarily related to closed store lease obligations. These costs are included in Selling, general and administrative expenses (“SG&A”) in the accompanying condensed consolidated statements of operations.

Store and Supply Chain Rationalization

During the fourth quarter of 2017, the Board of Directors approved a plan to close certain underperforming stores and begin to rationalize our supply chain costs as part of our strategy to transform the enterprise. As of April 21, 2018, we expect these actions to result in estimated charges of up to $70 million in 2018, which consist of $35 million relating to the early termination of lease obligations, $15 million of inventory and supply chain asset impairment charges, $15 million of other facility closure costs and $5 million of severance.

During the first quarter of 2018, we incurred $1.1 million of early termination of lease obligations charges, $1.5 million of supply chain asset impairment charges, $0.3 million of facility closure costs and $0.3 million of severance relating to the store and supply chain rationalization. These costs are included in SG&A in the accompanying condensed consolidated statements of operations.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Total Exit Liabilities

Our total exit liabilities include liabilities recorded in connection with the consolidation of Carquest stores and restructuring activities described above, along with liabilities associated with facility closures that have occurred as part of our normal market evaluation process. Cash payments on the closed facility lease obligations are expected to be made through 2028 and the remaining severance payments are expected to be made in 2018. Of our total exit liabilities as of April 21, 2018, $18.6 million is included in Other long-term liabilities and the remainder is included in Accrued expenses in the accompanying condensed consolidated balance sheet. A summary of our exit liabilities is presented in the following table:

(in thousands)	Closed Facility Lease Obligations	Severance	Total
Balance, December 30, 2017	$31,570	$1,645	$33,215
Reserves established	1,566	1,882	3,448
Change in estimates	1,028	(381)	647
Cash payments	(5,046)	(1,111)	(6,157)
Balance, April 21, 2018	$29,118	$2,035	$31,153

Balance, December 31, 2016	$44,265	$959	$45,224
Reserves established	7,940	7,927	15,867
Change in estimates	(1,116)	(699)	(1,815)
Cash payments	(19,519)	(6,542)	(26,061)
Balance, December 30, 2017	$31,570	$1,645	$33,215

5.	Intangible Assets

Our definite-lived intangible assets include customer relationships, favorable leases and non-compete agreements. Amortization expense was $13.4 million and $14.6 million for the sixteen weeks ended April 21, 2018 and April 22, 2017.

6.	Receivables, net

Receivables consist of the following:

(in thousands)	April 21, 2018	December 30, 2017
Trade	$431,093	$389,963
Vendor	192,152	220,510
Other	16,489	14,103
Total receivables	639,734	624,576
Less: Allowance for doubtful accounts	(19,356)	(18,219)
Receivables, net	$620,378	$606,357

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

7.	Long-term Debt and Fair Value of Financial Instruments

Long-term debt consists of the following:

(in thousands)	April 21, 2018	December 30, 2017
Total long-term debt	$1,044,930	$1,044,677
Less: Current portion of long-term debt	(175)	(350)
Long-term debt, excluding current portion	$1,044,755	$1,044,327

Fair value of long-term debt	$1,083,048	$1,109,000

Fair Value of Financial Assets and Liabilities

The fair value of our senior unsecured notes was determined using Level 2 inputs based on quoted market prices. We believe the carrying value of our other long-term debt approximates fair value. The carrying amounts of our cash and cash equivalents, receivables, accounts payable and accrued expenses approximate their fair values due to the relatively short-term nature of these instruments.

Bank Debt

On January 31, 2018, we entered into Amendment No. 1 to the Credit Agreement dated as of January 31, 2017 (the “Amendment”), among Advance Stores, as Borrower, the lenders party thereto, and Bank of America, N.A., Administrative Agent. The Amendment: (i) provided for LIBOR replacement rates in the event that LIBOR is unavailable in the future; (ii) modified the definitions of the financial covenants (and the testing level relating thereto) with respect to a maximum leverage ratio and a minimum coverage ratio that the Company is required to comply with; and (iii) extended the termination date of the 2017 Credit Agreement from January 31, 2022 until January 31, 2023. We have the option to make one additional written request of the lenders to extend the termination date then in effect for one additional year.

As of April 21, 2018, we had no outstanding borrowings under the revolver and borrowing availability was $888.3 million based on our leverage ratio. As of April 21, 2018, we had letters of credit outstanding of $111.7 million, which generally have a term of one year or less and primarily serve as collateral for our self-insurance policies. We were in compliance with all financial covenants required by our debt arrangements as of April 21, 2018.

Debt Guarantees

We are a guarantor of loans made by banks to various independently owned Carquest-branded stores that are our customers totaling $26.3 million as of April 21, 2018. These loans are collateralized by security agreements on merchandise inventory and other assets of the borrowers. The approximate value of the inventory collateralized by these agreements is $65.8 million as of April 21, 2018. We believe that the likelihood of performance under these guarantees is remote.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

8.	Warranty Liabilities

The following table presents changes in our warranty reserves:

	Sixteen Weeks Ended	Fifty-Two Weeks Ended
(in thousands)	April 21, 2018	December 30, 2017
Warranty reserve, beginning of period	$49,024	$47,243
Additions to warranty reserves	10,251	50,895
Reserves utilized	(13,259)	(49,114)
Warranty reserve, end of period	$46,016	$49,024

9.	Earnings per Share

The computation of basic and diluted earnings per share are as follows:

	Sixteen Weeks Ended
(in thousands, except per share data)	April 21, 2018	April 22, 2017
Numerator
Net income applicable to common shares	$136,727	$107,960
Denominator
Basic weighted average common shares	73,979	73,782
Dilutive impact of share-based awards	226	311
Diluted weighted average common shares	74,205	74,093

Basic earnings per common share	$1.85	$1.46

Diluted earnings per common share	$1.84	$1.46

10.	Share-Based Compensation

During the sixteen weeks ended April 21, 2018, we granted 147 thousand time-based restricted stock units (“RSUs”), 69 thousand performance-based RSUs and 36 thousand market-based RSUs. The general terms of the time-based, performance-based and market-based RSUs are similar to awards previously granted by us.

The weighted average fair values of the time-based, performance-based and market-based RSUs granted during the sixteen weeks ended April 21, 2018 were $117.49, $116.82 and $130.88 per share. For time-based and performance-based RSUs, the fair value of each award was determined based on the market price of our stock on the date of grant adjusted for expected dividends during the vesting period, as applicable. The fair value of each market-based RSU was determined using a Monte Carlo simulation model.

Total income tax benefit related to share-based compensation expense for the sixteen weeks ended April 21, 2018 was $1.8 million. As of April 21, 2018, there was $53.9 million of unrecognized compensation expense related to all share-based awards that is expected to be recognized over a weighted average period of 1.9 years.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

11.	Condensed Consolidating Financial Statements

Certain 100% wholly owned domestic subsidiaries of Advance, including our Material Subsidiaries (as defined in the 2017 Credit Agreement) serve as guarantors (“Guarantor Subsidiaries”) of our senior unsecured notes. The subsidiary guarantees related to our senior unsecured notes are full and unconditional and joint and several, and there are no restrictions on the ability of Advance to obtain funds from its Guarantor Subsidiaries. Certain of our wholly owned subsidiaries, including all of its foreign subsidiaries, do not serve as guarantors of our senior unsecured notes (“Non-Guarantor Subsidiaries”).

Set forth below are condensed consolidating financial statements presenting the financial position, results of operations, and cash flows of (i) Advance, (ii) the Guarantor Subsidiaries, (iii) the Non-Guarantor Subsidiaries, and (iv) the eliminations necessary to arrive at consolidated information for the Company. Investments in subsidiaries of Advance are presented under the equity method. The statement of operations eliminations relate primarily to the sale of inventory from a Non-Guarantor Subsidiary to a Guarantor Subsidiary. The balance sheet eliminations relate primarily to the elimination of intercompany receivables and payables and subsidiary investment accounts.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Balance Sheet
As of April 21, 2018

(in thousands)	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$23	$566,915	$72,228	$(23)	$639,143
Receivables, net	—	581,914	38,464	—	620,378
Inventories	—	4,054,181	176,292	—	4,230,473
Other current assets	—	124,909	2,715	(102)	127,522
Total current assets	23	5,327,919	289,699	(125)	5,617,516
Property and equipment, net of accumulated depreciation	95	1,348,844	9,458	—	1,358,397
Goodwill	—	943,359	50,102	—	993,461
Intangible assets, net	—	538,939	44,407	—	583,346
Other assets, net	3,177	61,744	489	(3,177)	62,233
Investment in subsidiaries	3,661,050	457,062	—	(4,118,112)	—
Intercompany note receivable	1,048,789	—	—	(1,048,789)	—
Due from intercompany, net	—	—	305,689	(305,689)	—
	$4,713,134	$8,677,867	$699,844	$(5,475,892)	$8,614,953
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$—	$2,680,822	$209,495	$—	$2,890,317
Accrued expenses	1,746	526,215	15,484	(102)	543,343
Other current liabilities	—	47,722	(1,220)	(23)	46,479
Total current liabilities	1,746	3,254,759	223,759	(125)	3,480,139
Long-term debt	1,044,755	—	—	—	1,044,755
Deferred income taxes	—	296,295	17,568	(3,177)	310,686
Other long-term liabilities	—	231,297	1,455	—	232,752
Intercompany note payable	—	1,048,789	—	(1,048,789)	—
Due to intercompany, net	120,012	185,677	—	(305,689)	—
Commitments and contingencies
Stockholders' equity	3,546,621	3,661,050	457,062	(4,118,112)	3,546,621
	$4,713,134	$8,677,867	$699,844	$(5,475,892)	$8,614,953

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

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statement of Operations
For the Sixteen Weeks Ended April 21, 2018

(in thousands)	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$2,775,903	$152,119	$(54,174)	$2,873,848
Cost of sales, including purchasing and warehousing costs	—	1,551,041	104,697	(54,174)	1,601,564
Gross profit	—	1,224,862	47,422	—	1,272,284
Selling, general and administrative expenses	4,811	1,054,389	30,582	(15,739)	1,074,043
Operating (loss) income	(4,811)	170,473	16,840	15,739	198,241
Other, net:
Interest expense	(16,078)	(1,604)	—	—	(17,682)
Other income (expense), net	21,257	(2,993)	(2,067)	(15,739)	458
Total other, net	5,179	(4,597)	(2,067)	(15,739)	(17,224)
Income before provision for income taxes	368	165,876	14,773	—	181,017
Provision for income taxes	1,263	40,452	2,575	—	44,290
(Loss) income before equity in earnings of subsidiaries	(895)	125,424	12,198	—	136,727
Equity in earnings of subsidiaries	137,622	12,198	—	(149,820)	—
Net income	$136,727	$137,622	$12,198	$(149,820)	$136,727

Condensed Consolidating Statement of Operations
For the Sixteen Weeks Ended April 22, 2017

(in thousands)	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$2,801,854	$172,004	$(83,020)	$2,890,838
Cost of sales, including purchasing and warehousing costs	—	1,577,273	125,901	(83,020)	1,620,154
Gross profit	—	1,224,581	46,103	—	1,270,684
Selling, general and administrative expenses	14,797	1,067,656	24,402	(15,951)	1,090,904
Operating (loss) income	(14,797)	156,925	21,701	15,951	179,780
Other, net:
Interest (expense) income	(16,290)	(2,159)	19	—	(18,430)
Other income (expense), net	31,784	(7,352)	(3,668)	(15,951)	4,813
Total other, net	15,494	(9,511)	(3,649)	(15,951)	(13,617)
Income before provision for income taxes	697	147,414	18,052	—	166,163
(Benefit) provision for income taxes	(1,743)	57,446	2,500	—	58,203
Income before equity in earnings of subsidiaries	2,440	89,968	15,552	—	107,960
Equity in earnings of subsidiaries	105,520	15,552	—	(121,072)	—
Net income	$107,960	$105,520	$15,552	$(121,072)	$107,960

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income
For the Sixteen Weeks Ended April 21, 2018

(in thousands)	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$136,727	$137,622	$12,198	$(149,820)	$136,727
Other comprehensive loss	(3,858)	(3,858)	(3,767)	7,625	(3,858)
Comprehensive income	$132,869	$133,764	$8,431	$(142,195)	$132,869

Condensed Consolidating Statement of Comprehensive Income
For the Sixteen Weeks Ended April 22, 2017

(in thousands)	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$107,960	$105,520	$15,552	$(121,072)	$107,960
Other comprehensive loss	(873)	(873)	(788)	1,661	(873)
Comprehensive income	$107,087	$104,647	$14,764	$(119,411)	$107,087

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the Sixteen Weeks Ended April 21, 2018

(in thousands)	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$142,408	$11,562	$—	$153,970
Cash flows from investing activities:
Purchases of property and equipment	—	(34,153)	(321)	—	(34,474)
Proceeds from sales of property and equipment	—	486	44	—	530
Net cash used in investing activities	—	(33,667)	(277)	—	(33,944)
Cash flows from financing activities:
Decrease in bank overdrafts	—	(9,790)	(2,311)	—	(12,101)
Dividends paid	—	(8,930)	—	—	(8,930)
Proceeds from the issuance of common stock	—	754	—	—	754
Tax withholdings related to the exercise of stock appreciation rights	—	(93)	—	—	(93)
Repurchase of common stock	—	(5,223)	—	—	(5,223)
Other, net	—	(1,164)	—	—	(1,164)
Net cash used in financing activities	—	(24,446)	(2,311)	—	(26,757)
Effect of exchange rate changes on cash	—	—	(1,063)	—	(1,063)
Net increase in cash and cash equivalents	—	84,295	7,911	—	92,206
Cash and cash equivalents, beginning of period	23	482,620	64,317	(23)	546,937
Cash and cash equivalents, end of period	$23	$566,915	$72,228	$(23)	$639,143

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the Sixteen Weeks Ended April 22, 2017

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

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 30, 2017 (filed with the Securities and Exchange Commission (“SEC”) on February 21, 2018), which we refer to as our 2017 Form 10-K, and our unaudited condensed consolidated financial statements and the notes to those statements that appear elsewhere in this report.

Certain statements in this report are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). The SEC encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. Forward-looking statements are usually identified by the use of words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “likely,” “may,” “plan,” “position,” “possible,” “potential,” “probable,” “project,” “projection,” “should,” “strategy,” “will,” or similar expressions. These statements are based upon assessments and assumptions of management in light of historical results and trends, current conditions and potential future developments that often involve judgment, estimates, assumptions and projections. Forward-looking statements reflect current views about our plans, strategies and prospects, which are based on information currently available as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. Forward-looking statements are subject to risks and uncertainties, many of which are outside our control, which could cause actual results to differ materially from these statements. Therefore, in evaluating forward-looking statements, you should consider these risks and uncertainties, together with the important risks, uncertainties and contingencies described in our 2017 Form 10-K and other documents filed with the SEC, and you should not place undue reliance on those statements. We intend for any forward-looking statements to be covered by, and we claim the protection under, the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Management Overview

We generated diluted earnings per share (“diluted EPS”) of $1.84 during our sixteen weeks ended April 21, 2018 (“first quarter of 2018” or “Q1 2018”) compared to $1.46 for the comparable period of 2017. Comparable store sales were down 0.8% in the first quarter of 2018. While Q1 2018 sales have experienced sequential growth and top-line sales performance continues to improve, the decrease as compared to the first quarter of 2017 was driven by weather-related impacts in our Northeastern and North Central markets due to unfavorable weather conditions present in the last five weeks of Q1 2018.

We have completed a number of transformation actions over the last several quarters, including the restructuring and reduction in number of Advance Auto Parts (“AAP”) and Carquest US (“CQUS”) store regions, implementation of more pricing discipline in our stores and reduction in inventory. Despite stronger performance in certain markets, we experienced softness across many of our markets as a result of the extended continuation of extreme cold temperatures, with above-average levels of precipitation through March and April 2018. Partially offsetting the softness in our AAP/CQUS business was the performance of certain aspects of our Professional and Canadian businesses, which grew their sales during the quarter.

Our gross margin expansion for the sixteen weeks ended April 21, 2018 was primarily driven by the positive impact to long-term productivity of past investments in our business and a reduction in material costs and shrink and defectives. This improvement in margin was partially offset by increased supply chain costs due to higher fuel prices, as well as distribution center costs related to the new locations opened in the second half of 2017.

When adjusted for the following non-operational items, our adjusted diluted earnings per share (“Adjusted EPS”) for the first quarter of 2018 were $2.10 compared to $1.60 for the comparable period of 2017:

	Sixteen Weeks Ended
	April 21, 2018	April 22, 2017
GPI integration and store consolidation costs	$0.02	$0.11
GPI amortization of acquired intangible assets	$0.12	$0.10
Transformation expenses	$0.12	$—
Other income adjustment	$—	$(0.07)

Refer to “Reconciliation of Non-GAAP Financial Measures” for further details of our comparable adjustments and the usefulness of such measures to investors.

Summary of First Quarter Financial Results

A high-level summary of our financial results for the first quarter of 2018 includes:

•
Total sales during the first quarter of 2018 were $2.9 billion, a decrease of 0.6% as compared to the first quarter of 2017, which was primarily driven by continued extreme winter weather in certain markets in the last 5 weeks of the first quarter of 2018 and comparable store sales decline of 0.8%. These decreases were partially offset by the benefit of favorable weather in the first eleven weeks of the first quarter of 2018.

•
Operating income for the first quarter of 2018 was $198.2 million, an increase of $18.5 million as compared to the first quarter of 2017. As a percentage of total sales, operating income was 6.9%, an increase of 68 basis points as compared to the first quarter of 2017, due to continued material cost improvement and a reduction in shrink and defectives, partially offset by increased supply chain costs and a decrease in comparable store sales.

•
Inventories as of April 21, 2018 increased $62.0 million, or 1.5%, from inventories as of December 30, 2017, as compared to a 2.0% increase in the same period of last year. This increase was due to the first quarter being typically our highest inventory growth quarter due to seasonality, partially offset by our inventory optimization efforts.

•
We generated operating cash flow of $154.0 million for the first quarter of 2018, an increase of 338.9% as compared to the first quarter of 2017, primarily due to a focus on managing working capital and an increase in net income.

Refer to “Results of Operations” and “Liquidity and Capital Resources” for further details of our income statement and cash flow results.

Business Update

We continue to make progress on the various elements of our strategic business plan, which is focused on improving the customer experience and driving consistent execution for both “do-it-for-me”, or Professional, and “do-it-yourself”, or DIY, customers. To achieve these improvements, we have undertaken planned transformation actions to help build a foundation for long-term success across the entire company. These transformation actions originally initiated in 2017 include:

•
Completed the roll-out of our common catalog across all four banners - AAP, Carquest (“CQ”), Worldpac (“WP”) and Autopart International (“AI”). This expanded catalog leverages our enterprise-wide assortment to all of our customers and is fully enabled through each banner’s point-of-sale system. This capability also provides the customer more flexibility in originating orders across banners.

•
Development of a demand-based assortment, leveraging purchase history and look-ups from the common catalog, versus our existing push-down supply approach. This technology is a first step in moving from a supply-driven to a demand-driven assortment.

•	Progression in the early development of a more efficient end-to-end supply chain to deliver our broad assortment.

•
Continued movement towards optimizing our footprint by focusing on evaluating the entirety of our assets by market in order to drive share, repurposing of our in-market store and asset base and optimizing our distribution centers.

•
Creation of new DIY omni-channel capabilities to reach our customers in the manner that is most desirable for them, including the launch of our enhanced website and future launch of a mobile application.

•
Entered into a strategic partnership with Uber as their aftermarket auto parts supplier, which we expect will not only drive more traffic into our stores, but will also foster stronger relationships with new and existing customers to help drive long-term success.

•	Acceleration of Worldpac branch openings in 2018 to drive Professional growth while investing in online and digital to drive DIY improvements.

Industry Update

Operating within the automotive aftermarket industry, we are influenced by a number of general macroeconomic factors, many of which are similar to those affecting the overall retail industry. These factors include, but are not limited to:

•	Fuel costs

•	Unemployment rates

•	Consumer confidence

•	Competition

•	Changes in new car sales

•	Miles driven

•	Vehicle manufacturer warranties

•	Increasing number of vehicles 11 years and older

•	Economic and political uncertainty

•	Deferral of elective automotive maintenance and improvements in new car quality

While these factors tend to fluctuate, we remain confident in the long-term growth prospects for the automotive parts industry.
Stores and Branches

Key factors in selecting sites and market locations in which we operate include population, demographics, traffic count, vehicle profile, number and strength of competitors’ stores and the cost of real estate. During the sixteen weeks ended April 21, 2018, 7 stores and branches were opened and 15 were closed or consolidated, resulting in a total of 5,175 stores and branches as of April 21, 2018, compared to a total of 5,183 stores and branches as of December 30, 2017.

Results of Operations

The following table sets forth certain of our operating data expressed as a percentage of net sales for the periods indicated:

	Sixteen Weeks Ended				$ Increase/(Decrease)	Basis Points
(in millions)	April 21, 2018		April 22, 2017
Net sales	$2,873.8	100.0%	$2,890.8	100.0%	$(17.0)	—
Cost of sales	1,601.6	55.7	1,620.2	56.0	(18.6)	(32)
Gross profit	1,272.3	44.3	1,270.7	44.0	1.6	32
Selling, general and administrative expenses	1,074.0	37.4	1,090.9	37.7	(16.9)	(36)
Operating income	198.2	6.9	179.8	6.2	18.5	68
Interest expense	(17.7)	(0.6)	(18.4)	(0.6)	0.7	2
Other income, net	0.5	0.0	4.8	0.2	(4.3)	(15)
Provision for income taxes	44.3	1.5	58.2	2.0	(13.9)	(47)
Net income	$136.7	4.8%	$108.0	3.7%	$28.8	102
Note: Table amounts may not foot due to rounding.

Net Sales

Sales decreased 0.6% during the first quarter of 2018 compared to the same period of 2017 driven by decreased performance in comparable store sales. Comparable store sales were down 0.8% for the quarter as a result of softness in our Northeast and North Central markets due to the extended continuation of extreme cold temperatures, which was partially offset by the performance of certain aspects of our Professional and Canadian businesses, which grew their sales during the quarter.

Gross Profit

The increase in the gross profit rate for the sixteen weeks ended April 21, 2018 was driven by a reduction in material costs and shrink and defectives, partially offset by increased supply chain headwinds related to transportation costs due to higher fuel prices, as well as distribution center costs related to the new locations opened in the second half of 2017.

Selling, general and administrative expenses (“SG&A”)

The decrease in SG&A for the sixteen weeks ended April 21, 2018 was primarily driven by continued progress in expense management initiatives during the quarter, including third-party fee reductions and lower travel costs, partially offset by higher utilities, maintenance and repair costs and rent expenses.

Income Taxes

Our effective income tax rate was 24.5% and 35.0% for the sixteen weeks ended April 21, 2018 and April 22, 2017. The decrease in the effective tax rate was primarily related to the reduction of the federal tax rate from 35% to 21% due to the enactment of the Tax Cuts and Jobs Act in December 2017, which favorably impacted the results for the sixteen weeks ended April 21, 2018 by $25.3 million or $0.34 per diluted share.

Reconciliation of Non-GAAP Financial Measures

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes certain financial measures not derived in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Non-GAAP financial measures should not be used as a substitute for GAAP financial measures, or considered in isolation, for the purpose of analyzing our operating performance, financial position or cash flows. We have presented these non-GAAP financial measures as we believe that the presentation of our financial results that exclude (1) non-operational expenses associated with the integration of GPI and store closure and consolidation costs; (2) non-cash charges related to the acquired GPI intangibles; and (3) transformation expenses under our strategic business plan, is useful and indicative of our base operations because the expenses vary from period to period in terms of size, nature and significance and/or relate to the integration of GPI and store closure and consolidation activity in excess of historical levels. These measures assist in comparing our current operating results with past periods and with the operational performance of other companies in our industry. The disclosure of these measures allows investors to evaluate our performance using the same measures management uses in developing internal budgets and forecasts and in evaluating management’s compensation. Included below is a description of the expenses we have determined are not normal, recurring cash operating expenses necessary to operate our business and the rationale for why providing these measures is useful to investors as a supplement to the GAAP measures.

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

Store Closure and Consolidation Expenses—Store closure and consolidation expenses consist of expenses associated with our plans to convert and consolidate the Carquest stores acquired from GPI. The conversion and consolidation of the Carquest stores is a multi-year process that began in 2014. As of April 21, 2018, 348 Carquest stores acquired from GPI had been consolidated into existing AAP stores and 423 stores had been converted to the AAP format. While periodic store closures are common, these closures represent a major program outside of our typical market evaluation process. We believe it is useful to provide additional non-GAAP measures that exclude these costs to provide investors greater comparability of our base business and core operating performance. We also continue to have store closures that occur as part of our normal market evaluation process and have not excluded the expenses associated with these store closures in computing our non-GAAP measures.

Transformation Expenses—We expect to recognize a significant amount of transformation expenses over the next several years as we transition from integration of our AAP/CQUS businesses to a plan that involves a more holistic and integrated transformation of the entire Company across all four banners, including Worldpac and AI. These expenses will include, but not be limited to, restructuring costs, third-party professional services and other significant costs to integrate and streamline our operating structure across the enterprise. We focused our initial transformation efforts on our AAP/CQUS field structure in 2017 and are reviewing other areas throughout the Company, such as supply chain and information technology.

We have included a reconciliation of this information to the most comparable GAAP measures in the following table:

	Sixteen Weeks Ended
(in millions, except per share data)	April 21, 2018	April 22, 2017
Net income (GAAP)	$136.7	$108.0
SG&A adjustments:
GPI integration and store consolidation costs	2.2	12.9
GPI amortization of acquired intangible assets	11.7	12.3
Transformation expenses	11.9	—
Other income adjustment (1)	—	(8.4)
Provision for income taxes on adjustments (2)	(6.5)	(6.4)
Adjusted net income (Non-GAAP)	$156.1	$118.4

Diluted earnings per share (GAAP)	$1.84	$1.46
Adjustments, net of tax	0.26	0.14
Adjusted EPS (Non-GAAP)	$2.10	$1.60

Note: Table amounts may not foot due to rounding.

(1)	The adjustment to Other income for the sixteen weeks ended April 22, 2017 relates to income recognized from an indemnification agreement associated with the acquisition of GPI.

(2)	The income tax impact of non-GAAP adjustments is calculated using the estimated tax rate in effect for the respective non-GAAP adjustments.

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

Analysis of Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities:

	Sixteen Weeks Ended
(in millions)	April 21, 2018	April 22, 2017
Cash flows provided by operating activities	$154.0	$35.1
Cash flows used in investing activities	(33.9)	(64.1)
Cash flows (used in) provided by financing activities	(26.8)	19.9
Effect of exchange rate changes on cash	(1.1)	0.1
Net increase (decrease) in cash and cash equivalents	$92.2	$(9.1)

Operating Activities

For the sixteen weeks ended April 21, 2018, net cash provided by operating activities increased by $118.9 million to $154.0 million compared to the comparable period of 2017. The net increase in operating cash flows compared to the prior year was primarily driven by an increase in net income, lower growth in inventory despite the first quarter being typically our highest inventory growth quarter and lower cash outflows associated with accounts payable in line with our focus on working capital management.

Investing Activities

For the sixteen weeks ended April 21, 2018, net cash used in investing activities decreased by $30.2 million to $33.9 million compared to the comparable period of 2017. Cash used in investing activities for the sixteen weeks ended April 21, 2018 consisted primarily of purchases of property and equipment, which was $30.8 million lower than the comparable period of 2017 primarily driven by lower investments in new stores and the impact of disciplined capital expenditure policies implemented last year.

Our primary capital requirements have been the funding of our new store development, maintenance of existing stores, and investments in supply chain and information technology. We lease approximately 84% of our stores. Our capital expenditures were $34.5 million for the sixteen weeks ended April 21, 2018.

Our future capital requirements will depend in large part on the number and timing of new store development (leased and owned locations) within a given year and the investments we make in existing stores, information technology and supply chain network. In 2018 we anticipate that our capital expenditures related to such investments will be up to $250.0 million, but may vary with business conditions. During the sixteen weeks ended April 21, 2018, we opened 5 stores and 2 Worldpac branch compared to 12 stores and 3 branches during the comparable period of last year.

Financing Activities

For the sixteen weeks ended April 21, 2018, net cash used in financing activities was $26.8 million, a increase of $46.6 million as compared to the sixteen weeks ended April 22, 2017. This increase was primarily a result of lower utilization of bank overdrafts and no borrowings against our credit facility in the current year.

Our Board of Directors has declared a $0.06 per share quarterly cash dividend since 2006. Any payments of dividends in the future will be at the discretion of our Board of Directors and will depend upon our results of operations, cash flows, capital requirements and other factors deemed relevant by our Board of Directors. On May 15, 2018, our Board of Directors declared a regular quarterly cash dividend of $0.06 per share to be paid on July 6, 2018 to all common stockholders of record as of June 22, 2018.

Long-Term Debt

On January 31, 2018, we entered into Amendment No. 1 to the Credit Agreement dated as of January 31, 2017, which (i) provided for LIBOR replacement rates in the event that LIBOR is unavailable in the future; (ii) modified the definitions of certain financial covenants; and (iii) extended the termination date of the existing credit agreement. This amendment is further described in Note 6, Long-term Debt, to the condensed consolidated financial statements included in this Form 10-Q.

As of April 21, 2018, we had a credit rating from Standard & Poor’s of BBB- and from Moody’s Investor Service of Baa2. The current outlooks by Standard & Poor’s and Moody’s are both stable. The current pricing grid used to determine our borrowing rate under our revolving credit facility is based on our credit ratings. If these credit ratings decline, our interest rate on outstanding balances may increase and our access to additional financing on favorable terms may become more limited. In addition, it could reduce the attractiveness of certain vendor payment programs whereby third-party institutions finance arrangements to our vendors based on our credit rating, which could result in increased working capital requirements. Conversely, if these credit ratings improve, our interest rate may decrease.

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

During the sixteen weeks ended April 21, 2018, there were no changes to the critical accounting policies discussed in our 2017 Form 10-K. For a complete discussion of our critical accounting policies, refer to the 2017 Form 10-K.

Internet Address and Access to SEC Filings

Our Internet address is www.AdvanceAutoParts.com. The information on our website is not part of this Form 10-Q . We make available free of charge through our Internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and amendments to those reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the SEC. The SEC maintains a website that contains reports, proxy statements and other information regarding issuers that file electronically with the SEC. These materials may be obtained electronically by accessing the SEC’s website at www.sec.gov.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in our exposure to market risk since December 30, 2017. Refer to Item 7A. Quantitative and Qualitative Disclosures about Market Risk in our 2017 Form 10-K.

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

Our management evaluated, with the participation of our principal executive officer and interim principal financial officer, the effectiveness of our disclosure controls and procedures as of April 21, 2018 in accordance with Rule 13a-15(b) under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended April 21, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On February 6, 2018, a putative class action on behalf of purchasers of our securities who purchased or otherwise acquired their securities between November 14, 2016 and August 15, 2017, inclusive (the “Class Period”), was commenced against us and certain of its current and former officers in the United States District Court, District of Delaware. The plaintiff alleges that the defendants failed to disclose material adverse facts about our financial well-being, business relationships, and prospects during the alleged Class Period in violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder.  The case is still in its preliminary stages. We strongly dispute the allegations of the complaint and intend to defend the case vigorously.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth the information with respect to repurchases of our common stock:

(in thousands, except per share data)	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
December 31, 2017 to January 27, 2018	21	$147.98	—	$415,092
January 28, 2018 to February 24, 2018	18,426	123.20	—	415,092
February 25, 2018 to March 24, 2018	15,152	117.35	—	415,092
March 25, 2018 to April 21, 2018	10,987	106.65	—	415,092
Total	44,586	$117.15	—	$415,092

(1)
The aggregate cost of repurchasing shares in connection with the net settlement of shares issued as a result of the vesting of restricted stock units was $5.2 million, during the sixteen weeks ended April 21, 2018.

(2)	Our stock repurchase program authorizing the repurchase of up to $500 million in common stock was authorized by our Board of Directors and publicly announced on May 14, 2012.

ITEM 6.	EXHIBITS

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith
3.1	Restated Certificate of Incorporation of Advance Auto Parts, Inc. (“Advance Auto”) (as amended effective as of May 24, 2017).	8-K	3.1	5/31/2017
3.2	Amended and Restated Bylaws of Advance Auto., effective May 24, 2017				X
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Interim Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Chief Executive Officer and Interim Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCE AUTO PARTS, INC.

May 22, 2018	By:	/s/ Jeffrey W. Shepherd
Jeffrey W. Shepherd Senior Vice President, Controller, Chief Accounting Officer and Interim Chief Financial Officer

S-1