Form 10-Q
period 2018-07-14
ADVANCE AUTO PARTS INC
filed 2018-08-14
CIK 1158449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 14, 2018
OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 10, 2018, the number of shares of the registrant’s common stock outstanding was 74,081,258 shares.

PART I.  FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except per share data) (Unaudited)

	July 14, 2018	December 30, 2017
Assets
Current assets:
Cash and cash equivalents	$902,249	$546,937
Receivables, net	664,149	606,357
Inventories	4,159,756	4,168,492
Other current assets	151,662	105,106
Total current assets	5,877,816	5,426,892
Property and equipment, net of accumulated depreciation of $1,874,396 and $1,783,383	1,338,931	1,394,138
Goodwill	991,934	994,293
Intangible assets, net	571,953	597,674
Other assets	54,922	69,304
	$8,835,556	$8,482,301
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,909,990	$2,894,582
Accrued expenses	635,896	533,548
Other current liabilities	52,331	51,967
Total current liabilities	3,598,217	3,480,097
Long-term debt	1,045,077	1,044,327
Deferred income taxes	314,091	303,620
Other long-term liabilities	220,222	239,061
Commitments and contingencies
Stockholders’ equity:
Preferred stock, nonvoting, $0.0001 par value	—	—
Common stock, voting, $0.0001 par value	8	8
Additional paid-in capital	678,416	664,646
Treasury stock, at cost	(150,257)	(144,600)
Accumulated other comprehensive loss	(35,914)	(24,954)
Retained earnings	3,165,696	2,920,096
Total stockholders’ equity	3,657,949	3,415,196
	$8,835,556	$8,482,301

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands, except per share data) (Unaudited)

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	July 14, 2018	July 15, 2017	July 14, 2018	July 15, 2017
Net sales	$2,326,652	$2,263,727	$5,200,500	$5,154,565
Cost of sales, including purchasing and warehousing costs	1,315,093	1,270,639	2,916,658	2,890,793
Gross profit	1,011,559	993,088	2,283,842	2,263,772
Selling, general and administrative expenses	844,018	846,377	1,918,061	1,937,281
Operating income	167,541	146,711	365,781	326,491
Other, net:
Interest expense	(12,855)	(13,921)	(30,537)	(32,351)
Other income, net	2,785	3,169	3,243	7,982
Total other, net	(10,070)	(10,752)	(27,294)	(24,369)
Income before provision for income taxes	157,471	135,959	338,487	302,122
Provision for income taxes	39,635	48,910	83,925	107,113
Net income	$117,836	$87,049	$254,562	$195,009

Basic earnings per common share	$1.59	$1.18	$3.44	$2.64
Weighted average common shares outstanding	74,054	73,848	74,011	73,810
Diluted earnings per common share	$1.59	$1.17	$3.43	$2.63
Weighted average common shares outstanding	74,244	74,093	74,222	74,093
Dividends declared per common share	$0.06	$0.06	$0.12	$0.12

Condensed Consolidated Statements of Comprehensive Income
(In thousands) (Unaudited)

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	July 14, 2018	July 15, 2017	July 14, 2018	July 15, 2017
Net income	$117,836	$87,049	$254,562	$195,009
Other comprehensive (loss) income:
Changes in net unrecognized other postretirement benefit costs, net of tax of $24, $41, $56 and $95	(67)	(63)	(158)	(148)
Currency translation adjustments	(7,035)	13,973	(10,802)	13,185
Total other comprehensive (loss) income	(7,102)	13,910	(10,960)	13,037
Comprehensive income	$110,734	$100,959	$243,602	$208,046

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands) (Unaudited)

	Twenty-Eight Weeks Ended
	July 14, 2018	July 15, 2017
Cash flows from operating activities:
Net income	$254,562	$195,009
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	128,244	135,200
Share-based compensation	12,413	19,938
Loss on disposal and impairment of property and equipment	4,757	4,361
Provision (benefit) for deferred income taxes	11,195	(16,006)
Other	1,180	1,851
Net change in:
Receivables, net	(59,995)	(37,012)
Inventories	2,140	41,923
Accounts payable	19,083	(153,750)
Accrued expenses	112,214	91,333
Other assets and liabilities, net	(41,825)	(15,498)
Net cash provided by operating activities	443,968	267,349
Cash flows from investing activities:
Purchases of property and equipment	(61,815)	(122,364)
Proceeds from sales of property and equipment	578	1,311
Other, net	—	20
Net cash used in investing activities	(61,237)	(121,033)
Cash flows from financing activities:
Decrease in bank overdrafts	(8,362)	(4,202)
Borrowings under credit facilities	—	534,400
Payments on credit facilities	—	(534,400)
Dividends paid	(13,398)	(13,363)
Proceeds from the issuance of common stock	1,697	2,281
Tax withholdings related to the exercise of stock appreciation rights	(304)	(6,230)
Repurchase of common stock	(5,657)	(3,303)
Other, net	784	(2,027)
Net cash used in financing activities	(25,240)	(26,844)
Effect of exchange rate changes on cash	(2,179)	2,580
Net increase in cash and cash equivalents	355,312	122,052
Cash and cash equivalents, beginning of period	546,937	135,178
Cash and cash equivalents, end of period	$902,249	$257,230

Non-cash transactions:
Accrued purchases of property and equipment	$9,075	$10,205

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

1.	Nature of Operations and Basis of Presentation:

Advance Auto Parts, Inc. and subsidiaries is a leading automotive aftermarket parts provider in North America, serving both professional installers (“Professional”), and “do-it-yourself” (“DIY”), customers. The accompanying condensed consolidated financial statements include the accounts of Advance Auto Parts, Inc. (“Advance”), its wholly owned subsidiary, Advance Stores Company, Incorporated (“Advance Stores”) and its subsidiaries (collectively referred to as “Advance,” “we,” “us,” “our” or “the Company”) and have been prepared by the Company.

As of July 14, 2018, we operated a total of 5,026 stores and 133 branches primarily within the United States, with additional locations in Canada, Puerto Rico and the U.S. Virgin Islands. In addition, as of July 14, 2018, we served 1,219 independently owned Carquest branded stores (“independent stores”) across the same geographic locations served by our stores in addition to Mexico, the Bahamas, Turks and Caicos, the British Virgin Islands and the Pacific Islands.

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

Revenues

Revenue for periods through December 30, 2017 was reported under Accounting Standards Codification (“ASC”) 605, Revenue Recognition (Topic 605), as described in our accounting policies in our 2017 Form 10-K. Effective December 31, 2017, we adopted ASC 606, Revenue From Contracts With Customers (Topic 606) (“ASC 606”). The results of applying Topic 606 using the modified retrospective approach were insignificant and did not have a material impact on our consolidated financial condition, results of operations, cash flows, business process, controls or systems. We expect the impact of the adoption of the new standard to be immaterial to our net income on an ongoing basis.

In accordance with ASC 606 revenue is recognized at the time the sale is made, at which time our walk-in customers take immediate possession of the merchandise or same-day delivery is made to our Professional delivery customers, which include certain independently-owned store locations. Payment terms are established for our Professional delivery customers based on pre-established credit requirements. Payment terms vary depending on the customer and generally range from 1 to 30 days. Based on the nature of receivables no significant financing components exist. For e-commerce sales, revenue is recognized either at the time of pick-up at one of our store locations or at the time of shipment depending on the customer's order designation. Sales are recorded net of discounts, sales incentives and rebates, sales taxes and estimated returns and allowances. We estimate the reduction to Net sales and Cost of sales for returns based on current sales levels and our historical return experience.

We provide assurance type warranty coverage primarily on batteries, brakes and struts whereby we are required to provide replacement product at no cost or a reduced cost for a set period of time.

ASC 606 defines a performance obligation as a promise in a contract to transfer a distinct good or service to the customer and is considered the unit of account. The majority of our contracts have one single performance obligation as the promise to transfer the individual goods is not separately identifiable from other promises in the contracts and is, therefore, not distinct. Discounts and incentives are treated as separate performance obligations. We allocate the contract’s transaction price to each of these performance obligations separately using explicitly stated amounts or our best estimate using historical data. Additionally, we estimate and record gift card breakage as redemptions occur.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

We had no material contract assets, contract liabilities or costs to obtain and fulfill contracts recorded on the Condensed Consolidated Balance Sheet as of July 14, 2018. For the twelve and twenty-eight weeks ended July 14, 2018, revenue recognized from performance obligations related to prior periods (for example, due to changes in transaction price), was insignificant. Revenue expected to be recognized in future periods related to remaining performance obligations is insignificant.

The following table summarizes disaggregated revenue from contracts with customers by product group:

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	July 14, 2018	July 15, 2017	July 14, 2018	July 15, 2017
Percentage of Sales, by Product Group
Parts and Batteries	66%	64%	65%	65%
Accessories and Chemicals	20	21	20	20
Engine Maintenance	13	14	14	14
Other	1	1	1	1
Total	100%	100%	100%	100%

Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) (“ASU 2016-02”). This ASU is a comprehensive new accounting standard with respect to leases that amends various aspects of existing guidance for leases and requires additional disclosures about leasing arrangements. It will require lessees to recognize lease assets and lease liabilities for most leases, including those leases previously classified as operating leases under current GAAP. ASU 2016-02 retains a distinction between finance leases and operating leases. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in previous lease guidance. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those years; earlier adoption is permitted.

In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provides clarifications and improvements to ASU 2016-02 including allowing entities to elect an additional transition method with which to adopt ASU 2016-02. The approved transition method enables entities to apply the transition requirements in this ASU at the effective date of ASU 2016-02 (rather than at the beginning of the earliest comparative period presented as currently required) with the effect of initially applying ASU 2016-02 recognized as a cumulative-effect adjustment to retained earnings in the period of adoption. Consequently, an entity’s reporting for the comparative periods presented in the year of adoption would continue to be in accordance with ASC 840, Leases (Topic 840) (“ASC 840”), including the disclosure requirements of ASC 840. We plan to adopt ASU 2016-02 effective at the beginning of 2019 using the modified retrospective approach. Practical expedients are available for election as a package and if applied consistently to all leases.

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

In March 2018, the FASB issued ASU 2018-05, Income Taxes (Topic 740) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. ASU 2018-05 provides guidance on accounting for the tax effects of the U.S. Tax Cuts and Jobs Act (the “Act”) pursuant to the Staff Accounting Bulletin No. 118, which allows companies to complete the accounting under ASC 740, Income Taxes (Topic 740) within a one-year measurement period from the Act enactment date, which occurred in the financial statements for the year ended December 30, 2017. Until the completion of our 2017 U.S. income tax return in the third quarter of 2018, we may identify additional remeasurement adjustments to amounts previously recorded for the nonrecurring repatriation tax on accumulated earnings of foreign subsidiaries and remeasurement of the net deferred tax liability. We will continue to assess our provision for income taxes as future guidance is issued.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718) to expand the scope of ASC 718, Compensation - Stock Compensation (Topic 718) (“ASU 2018-07”), to include share-based payment transactions for acquiring goods and services from nonemployees. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. We elected to early adopt ASU 2018-07 in the second quarter of 2018. The results of applying ASU 2018-07 were insignificant and did not have a material impact on our consolidated financial condition, results of operations, cash flows, business process, controls or systems.

3.	Inventories

Inventories are stated at the lower of cost or market. We used the last in, first out (“LIFO”) method of accounting for approximately 88% of inventories as of July 14, 2018 and December 30, 2017. Under the LIFO method, our Cost of sales reflects the costs of the most recently purchased inventories, while the inventory carrying balance represents the costs for inventories purchased in the twenty-eight weeks ended July 14, 2018 and prior years. We recorded a reduction to Cost of sales of $12.3 million and an increase of $12.5 million for the twelve weeks ended July 14, 2018 and July 15, 2017 and reductions to Cost of sales of $32.3 million and $5.5 million for the twenty-eight weeks ended July 14, 2018 and July 15, 2017 to state inventories at LIFO.

An actual valuation of inventory under the LIFO method is performed by us at the end of each fiscal year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on our estimates of expected year-end inventory levels and costs.

Inventory balances were as follows:

(in thousands)	July 14, 2018	December 30, 2017
Inventories at first in, first out (“FIFO”)	$3,924,331	$3,965,370
Adjustments to state inventories at LIFO	235,425	203,122
Inventories at LIFO	$4,159,756	$4,168,492

4.	Exit Activities and Other Initiatives

Integration of Carquest stores

We are in the process of a multi-year integration, which includes the consolidation and conversion of certain Carquest stores acquired with General Parts International, Inc. (“GPI”) in 2014. As of July 14, 2018, 352 Carquest stores acquired with GPI had been consolidated into existing Advance Auto Parts stores and 423 stores had been converted to the Advance Auto Parts format. During the twelve weeks ended July 14, 2018, a total of 4 Carquest stores were consolidated and no Carquest stores were converted. During the twenty-eight weeks ended July 14, 2018, a total of 6 Carquest stores were consolidated and 1 Carquest store was converted. As of July 14, 2018, we had 419 stores still operating under the Carquest name.

We generated $0.5 million of income related to the consolidations and conversions during the twelve weeks ended July 14, 2018. No exit costs related to the consolidations and conversions were incurred during the twelve weeks ended July 15, 2017. We generated $0.1 million of income and incurred $1.1 million of exit costs related to the consolidations and conversions during the twenty-eight weeks ended July 14, 2018 and July 15, 2017, primarily related to closed store lease obligations. These costs are included in Selling, general and administrative expenses (“SG&A”) in the accompanying condensed consolidated statements of operations.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Store and Supply Chain Rationalization

During the fourth quarter of 2017, the Board of Directors approved a plan to close certain underperforming stores and begin to rationalize our supply chain costs as part of our strategy to transform the enterprise. As of July 14, 2018, we expect these actions to result in estimated charges of up to $70.0 million in 2018, which consist of $35.0 million relating to the early termination of lease obligations, $15.0 million of inventory and supply chain asset impairment charges, $15.0 million of other facility closure costs and $5.0 million of severance.

During the twelve weeks ended July 14, 2018, we incurred $3.9 million of early termination of lease obligations charges, $5.3 million of inventory and supply chain asset impairment charges, $2.1 million of facility closure costs and $1.1 million of severance relating to the store and supply chain rationalization. Of these costs, $7.1 million are included in SG&A and $5.3 million are included in Cost of sales in the accompanying condensed consolidated statements of operations.

During the twenty-eight weeks ended July 14, 2018, we incurred $5.0 million of early termination of lease obligation charges, $6.8 million of inventory and supply chain asset impairment charges, $2.4 million of facility closure costs and $1.4 million of severance relating to the store and supply chain rationalization. Of these costs, $10.3 million are included in SG&A and $5.3 million are included in Cost of sales in the accompanying condensed consolidated statements of operations.

Total Exit Liabilities

Our total exit liabilities include liabilities recorded in connection with the consolidation of Carquest stores and other initiatives described above, along with liabilities associated with facility closures that have occurred as part of our normal market evaluation process. Cash payments on the closed facility lease obligations are expected to be made through 2028 and the remaining severance payments are expected to be made in 2018. Of our total exit liabilities as of July 14, 2018 and December 30, 2017, $17.7 million and $19.8 million is included in Other long-term liabilities and the remainder is included in Accrued expenses in the accompanying condensed consolidated balance sheet. A summary of our exit liabilities is presented in the following table:

(in thousands)	Closed Facility Lease Obligations	Severance	Total
Balance, December 30, 2017	$31,570	$1,645	$33,215
Reserves established	5,453	3,523	8,976
Change in estimates	766	(381)	385
Cash payments	(8,142)	(2,184)	(10,326)
Balance, July 14, 2018	$29,647	$2,603	$32,250

Balance, December 31, 2016	$44,265	$959	$45,224
Reserves established	7,940	7,927	15,867
Change in estimates	(1,116)	(699)	(1,815)
Cash payments	(19,519)	(6,542)	(26,061)
Balance, December 30, 2017	$31,570	$1,645	$33,215

5.	Intangible Assets

Our definite-lived intangible assets include customer relationships, favorable leases and non-compete agreements. Amortization expense was $8.5 million and $11.0 million for the twelve weeks ended July 14, 2018 and July 15, 2017 and $21.9 million and $25.6 million for the twenty-eight weeks ended July 14, 2018 and July 15, 2017.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

6.	Receivables, net

Receivables consist of the following:

(in thousands)	July 14, 2018	December 30, 2017
Trade	$466,957	$389,963
Vendor	203,912	220,510
Other	14,556	14,103
Total receivables	685,425	624,576
Less: Allowance for doubtful accounts	(21,276)	(18,219)
Receivables, net	$664,149	$606,357

7.	Long-term Debt and Fair Value of Financial Instruments

Long-term debt consists of the following:

(in thousands)	July 14, 2018	December 30, 2017
Total long-term debt	$1,045,258	$1,044,677
Less: Current portion of long-term debt	(181)	(350)
Long-term debt, excluding current portion	$1,045,077	$1,044,327

Fair value of long-term debt	$1,080,000	$1,109,000

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

Bank Debt

As of July 14, 2018 and December 30, 2017 we had no outstanding borrowings under the revolver and borrowing availability was $897.5 million and $517.6 million based on our leverage ratio. As of July 14, 2018 and December 30, 2017, we had letters of credit outstanding of $102.5 million and $111.7 million, which generally have a term of one year or less and primarily serve as collateral for our self-insurance policies. We were in compliance with all financial covenants required by our debt arrangements as of July 14, 2018.

Debt Guarantees

We are a guarantor of loans made by banks to various independently owned Carquest-branded stores that are our customers totaling $28.7 million and $24.8 million as of July 14, 2018 and December 30, 2017. These loans are collateralized by security agreements on merchandise inventory and other assets of the borrowers. The approximate value of the inventory collateralized by these agreements is $63.4 million and $62.8 million as of July 14, 2018 and December 30, 2017. We believe that the likelihood of performance under these guarantees is remote.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

8.	Warranty Liabilities

The following table presents changes in our warranty reserves:

	Twenty-Eight Weeks Ended	Fifty-Two Weeks Ended
(in thousands)	July 14, 2018	December 30, 2017
Warranty reserve, beginning of period	$49,024	$47,243
Additions to warranty reserves	20,005	50,895
Reserves utilized	(22,491)	(49,114)
Warranty reserve, end of period	$46,538	$49,024

9.	Share Repurchase Program

Our share repurchase program permits the repurchase of our common stock on the open market or in privately negotiated transactions from time to time. The $500.0 million share repurchase program in place as of July 14, 2018 was authorized by our Board of Directors on May 14, 2012. During the twenty-eight weeks ended July 14, 2018 and July 15, 2017, we repurchased no shares of our common stock under the share repurchase program. We had $415.1 million remaining under its share repurchase program as of July 14, 2018.

On August 8, 2018, our Board of Directors authorized a $600.0 million share repurchase program. This new authorization replaced the remaining portion of the $500.0 million share repurchase program.

10.	Earnings per Share

The computation of basic and diluted earnings per share are as follows:

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
(in thousands, except per share data)	July 14, 2018	July 15, 2017	July 14, 2018	July 15, 2017
Numerator
Net income applicable to common shares	$117,836	$87,049	$254,562	$195,009
Denominator
Basic weighted average common shares	74,054	73,848	74,011	73,810
Dilutive impact of share-based awards	190	245	211	283
Diluted weighted average common shares	74,244	74,093	74,222	74,093

Basic earnings per common share	$1.59	$1.18	$3.44	$2.64
Diluted earnings per common share	$1.59	$1.17	$3.43	$2.63

11.	Share-Based Compensation

During the twenty-eight weeks ended July 14, 2018, we granted 200 thousand time-based restricted stock units (“RSUs”), 69 thousand performance-based RSUs and 36 thousand market-based RSUs. The general terms of the time-based, performance-based and market-based RSUs are similar to awards previously granted by us.

The weighted average fair values of the time-based, performance-based and market-based RSUs granted during the twenty-eight weeks ended July 14, 2018 were $119.29, $116.82 and $130.88 per share. For time-based and performance-based RSUs, the fair value of each award was determined based on the market price of our stock on the date of grant adjusted for expected dividends during the vesting period, as applicable. The fair value of each market-based RSU was determined using a Monte Carlo simulation model.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Total income tax benefit related to share-based compensation expense for the twelve and twenty-eight weeks ended July 14, 2018 was $1.2 million and $3.0 million. Total income tax benefit related to share-based compensation expense for the twelve and twenty-eight weeks ended July 15, 2017 was $2.8 million and $7.5 million. As of July 14, 2018, there was $54.7 million of unrecognized compensation expense related to all share-based awards that is expected to be recognized over a weighted average period of 1.8 years.

12.	Condensed Consolidating Financial Statements

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

Set forth below are condensed consolidating financial statements presenting the financial position, results of operations, and cash flows of (i) Advance, (ii) the Guarantor Subsidiaries, (iii) the Non-Guarantor Subsidiaries, and (iv) the eliminations necessary to arrive at consolidated information for Advance. Investments in subsidiaries of Advance are presented under the equity method. The statement of operations eliminations relate primarily to the sale of inventory from a Non-Guarantor Subsidiary to a Guarantor Subsidiary. The balance sheet eliminations relate primarily to the elimination of intercompany receivables and payables and subsidiary investment accounts.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Balance Sheet
As of July 14, 2018

(in thousands)	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$23	$834,069	$68,180	$(23)	$902,249
Receivables, net	—	617,483	46,666	—	664,149
Inventories	—	3,999,663	160,093	—	4,159,756
Other current assets	16,977	148,469	3,313	(17,097)	151,662
Total current assets	17,000	5,599,684	278,252	(17,120)	5,877,816
Property and equipment, net of accumulated depreciation	89	1,329,863	8,979	—	1,338,931
Goodwill	—	943,359	48,575	—	991,934
Intangible assets, net	—	529,429	42,524	—	571,953
Other assets, net	2,152	54,300	622	(2,152)	54,922
Investment in subsidiaries	3,774,360	465,487	—	(4,239,847)	—
Intercompany note receivable	1,048,856	—	—	(1,048,856)	—
Due from intercompany, net	—	—	310,933	(310,933)	—
	$4,842,457	$8,922,122	$689,885	$(5,618,908)	$8,835,556
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$—	$2,719,226	$190,764	$—	$2,909,990
Accrued expenses	—	636,949	16,045	(17,098)	635,896
Other current liabilities	—	52,767	(412)	(24)	52,331
Total current liabilities	—	3,408,942	206,397	(17,122)	3,598,217
Long-term debt	1,045,077	—	—	—	1,045,077
Deferred income taxes	—	299,516	16,725	(2,150)	314,091
Other long-term liabilities	—	218,946	1,276	—	220,222
Intercompany note payable	—	1,048,856	—	(1,048,856)	—
Due to intercompany, net	139,431	171,502	—	(310,933)	—
Commitments and contingencies
Stockholders' equity	3,657,949	3,774,360	465,487	(4,239,847)	3,657,949
	$4,842,457	$8,922,122	$689,885	$(5,618,908)	$8,835,556

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

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statement of Operations
For the Twelve Weeks ended July 14, 2018

(in thousands)	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$2,231,229	$138,070	$(42,647)	$2,326,652
Cost of sales, including purchasing and warehousing costs	—	1,263,912	93,828	(42,647)	1,315,093
Gross profit	—	967,317	44,242	—	1,011,559
Selling, general and administrative expenses	4,848	827,733	23,241	(11,804)	844,018
Operating (loss) income	(4,848)	139,584	21,001	11,804	167,541
Other, net:
Interest expense	(12,059)	(796)	—	—	(12,855)
Other income (expense), net	16,991	(1,211)	(1,191)	(11,804)	2,785
Total other, net	4,932	(2,007)	(1,191)	(11,804)	(10,070)
Income before provision for income taxes	84	137,577	19,810	—	157,471
(Benefit) provision for income taxes	(204)	35,512	4,327	—	39,635
Income before equity in earnings of subsidiaries	288	102,065	15,483	—	117,836
Equity in earnings of subsidiaries	117,548	15,483	—	(133,031)	—
Net income	$117,836	$117,548	$15,483	$(133,031)	$117,836

Condensed Consolidating Statement of Operations
For the Twelve Weeks ended July 15, 2017

(in thousands)	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$2,175,274	$138,291	$(49,838)	$2,263,727
Cost of sales, including purchasing and warehousing costs	—	1,224,648	95,829	(49,838)	1,270,639
Gross profit	—	950,626	42,462	—	993,088
Selling, general and administrative expenses	5,370	833,966	18,864	(11,823)	846,377
Operating (loss) income	(5,370)	116,660	23,598	11,823	146,711
Other, net:
Interest (expense) income	(12,076)	(1,863)	18	—	(13,921)
Other income (expense), net	17,567	(5,413)	2,838	(11,823)	3,169
Total other, net	5,491	(7,276)	2,856	(11,823)	(10,752)
Income before provision for income taxes	121	109,384	26,454	—	135,959
Provision for income taxes	128	42,850	5,932	—	48,910
(Loss) income before equity in earnings of subsidiaries	(7)	66,534	20,522	—	87,049
Equity in earnings of subsidiaries	87,056	20,522	—	(107,578)	—
Net income	$87,049	$87,056	$20,522	$(107,578)	$87,049

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statement of Operations
For the Twenty-eight Weeks Ended July 14, 2018

(in thousands)	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$5,007,131	$290,190	$(96,821)	$5,200,500
Cost of sales, including purchasing and warehousing costs	—	2,814,953	198,526	(96,821)	2,916,658
Gross profit	—	2,192,178	91,664	—	2,283,842
Selling, general and administrative expenses	9,658	1,882,123	53,823	(27,543)	1,918,061
Operating (loss) income	(9,658)	310,055	37,841	27,543	365,781
Other, net:
Interest expense	(28,137)	(2,400)	—	—	(30,537)
Other income (expense), net	38,248	(4,204)	(3,258)	(27,543)	3,243
Total other, net	10,111	(6,604)	(3,258)	(27,543)	(27,294)
Income before provision for income taxes	453	303,451	34,583	—	338,487
Provision for income taxes	1,059	75,964	6,902	—	83,925
(Loss) income before equity in earnings of subsidiaries	(606)	227,487	27,681	—	254,562
Equity in earnings of subsidiaries	255,168	27,681	—	(282,849)	—
Net income	$254,562	$255,168	$27,681	$(282,849)	$254,562

Condensed Consolidating Statement of Operations
For the Twenty-eight Weeks Ended July 15, 2017

(in thousands)	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$4,977,128	$310,295	$(132,858)	$5,154,565
Cost of sales, including purchasing and warehousing costs	—	2,801,921	221,730	(132,858)	2,890,793
Gross profit	—	2,175,207	88,565	—	2,263,772
Selling, general and administrative expenses	20,167	1,901,621	43,266	(27,773)	1,937,281
Operating (loss) income	(20,167)	273,586	45,299	27,773	326,491
Other, net:
Interest (expense) income	(28,366)	(4,023)	38	—	(32,351)
Other income (expense), net	49,351	(12,766)	(830)	(27,773)	7,982
Total other, net	20,985	(16,789)	(792)	(27,773)	(24,369)
Income before provision for income taxes	818	256,797	44,507	—	302,122
(Benefit) provision for income taxes	(1,616)	100,296	8,433	—	107,113
Income before equity in earnings of subsidiaries	2,434	156,501	36,074	—	195,009
Equity in earnings of subsidiaries	192,572	36,074	—	(228,646)	—
Net income	$195,006	$192,575	$36,074	$(228,646)	$195,009

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income
For the Twelve Weeks ended July 14, 2018

(in thousands)	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$117,836	$117,548	$15,483	$(133,031)	$117,836
Other comprehensive loss	(7,102)	(7,102)	(7,035)	14,137	(7,102)
Comprehensive income	$110,734	$110,446	$8,448	$(118,894)	$110,734

Condensed Consolidating Statement of Comprehensive Income
For the Twelve Weeks ended July 15, 2017

(in thousands)	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$87,049	$87,056	$20,522	$(107,578)	$87,049
Other comprehensive income	13,910	13,910	13,973	(27,883)	13,910
Comprehensive income	$100,959	$100,966	$34,495	$(135,461)	$100,959

Condensed Consolidating Statement of Comprehensive Income
For the Twenty-eight Weeks Ended July 14, 2018

(in thousands)	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$254,562	$255,168	$27,681	$(282,849)	$254,562
Other comprehensive loss	(10,960)	(10,960)	(10,802)	21,762	(10,960)
Comprehensive income	$243,602	$244,208	$16,879	$(261,087)	$243,602

Condensed Consolidating Statement of Comprehensive Income
For the Twenty-eight Weeks Ended July 15, 2017

(in thousands)	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$195,006	$192,575	$36,074	$(228,646)	$195,009
Other comprehensive income	13,037	13,037	13,185	(26,222)	13,037
Comprehensive income	$208,043	$205,612	$49,259	$(254,868)	$208,046

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the Twenty-eight Weeks Ended July 14, 2018

(in thousands)	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$—	$435,890	$8,078	$—	$443,968
Cash flows from investing activities:
Purchases of property and equipment	—	(61,337)	(478)	—	(61,815)
Proceeds from sales of property and equipment	—	534	44	—	578
Net cash used in investing activities	—	(60,803)	(434)	—	(61,237)
Cash flows from financing activities:
Decrease in bank overdrafts	—	(6,760)	(1,602)	—	(8,362)
Dividends paid	—	(13,398)	—	—	(13,398)
Proceeds from the issuance of common stock	—	1,697	—	—	1,697
Tax withholdings related to the exercise of stock appreciation rights	—	(304)	—	—	(304)
Repurchase of common stock	—	(5,657)	—	—	(5,657)
Other, net	—	784	—	—	784
Net cash used in financing activities	—	(23,638)	(1,602)	—	(25,240)
Effect of exchange rate changes on cash	—	—	(2,179)	—	(2,179)
Net increase in cash and cash equivalents	—	351,449	3,863	—	355,312
Cash and cash equivalents, beginning of period	23	482,620	64,317	(23)	546,937
Cash and cash equivalents, end of period	$23	$834,069	$68,180	$(23)	$902,249

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

Management Overview

Comparable store sales increased 2.8% in the second quarter of 2018, driven by harsh winter weather early in the year, delayed spring sales and increased sales in several categories and regions. Severe weather-related conditions in many of our regions, including our Northeastern and North Central markets, in the last five weeks of Q1 2018 caused a delay in the start of our normal spring selling season resulting in an increased demand in early Q2 2018. Additionally, stronger performance in our Midwest, Appalachian, Southwest and Gulf Coast markets, as well as increased sales in several product categories, drove growth during the quarter.

Our operating margin expansion for the twelve weeks ended July 14, 2018 was primarily driven by the positive impact to long-term productivity of past investments in our business, as well as a savings in labor and insurance costs. This improvement in margin was partially offset by increased supply chain costs due to higher transportation and fuel costs, distribution center costs related to the new locations opened in the second half of 2017 and higher bonus.

We generated diluted earnings per share (“diluted EPS”) of $1.59 during our second quarter of 2018 compared to $1.17 for the comparable period of 2017. When adjusted for the following non-operational items, our adjusted diluted earnings per share (“Adjusted EPS”) for the twelve weeks ended July 14, 2018 and July 15, 2017 were $1.97 and $1.58 and our Adjusted EPS for the twenty-eight weeks ended July 14, 2018 and July 15, 2017 were $4.07 and $3.18:

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	July 14, 2018	July 15, 2017	July 14, 2018	July 15, 2017
GPI integration and store consolidation costs	$0.01	$0.06	$0.03	$0.17
GPI amortization of acquired intangible assets	$0.09	$0.08	$0.21	$0.18
Transformation expenses(1)	$0.28	$0.27	$0.40	$0.27
Other income adjustment	$—	$—	$—	$(0.07)

(1)
For the twelve and twenty-eight weeks ended July 14, 2018, $0.23 and $0.35 of the total $0.28 and $0.40 Adjusted EPS related to Transformation expenses are included in Selling, general and administrative expenses (“SG&A”) in the accompanying condensed consolidated statements of operations. The remainder of the Adjusted EPS impact is included in Cost of sales in the accompanying condensed consolidated statements of operations.

Refer to “Reconciliation of Non-GAAP Financial Measures” for further details of our comparable adjustments and the usefulness of such measures to investors.

Summary of Second Quarter Financial Results

A high-level summary of our financial results for the second quarter of 2018 includes:

•
Total Net sales during the second quarter of 2018 were $2.3 billion, an increase of 2.8% as compared to the second quarter of 2017, which is primarily driven by an increase in comparable store sales of 2.8%.

•
Operating income for the second quarter of 2018 was $167.5 million, an increase of $20.8 million as compared to the second quarter of 2017. As a percentage of total sales, operating income was 7.2%, an increase of 72 basis points as compared to the second quarter of 2017, which is due to an increase in comparable store sales and savings in labor and insurance costs, partially offset by increased supply chain costs and higher bonus.

•
Inventories as of July 14, 2018 decreased $8.7 million, or 0.2%, from inventories as of December 30, 2017, as compared to a 0.8% decrease in the same period of last year. This decrease was driven by our inventory optimization efforts.

•
We generated operating cash flow of $444.0 million for the twenty-eight weeks ended July 14, 2018, an increase of 66.1% as compared to the same period in 2017, primarily due to a focus on managing working capital and an increase in net income.

•
On August 8, 2018, our Board of Directors authorized a $600.0 million share repurchase program. This new authorization replaces the $500.0 million share repurchase program authorized in May 2012, which had $415.1 million remaining.

Refer to “Results of Operations” and “Liquidity and Capital Resources” for further details of our income statement and cash flow results.

Business Update

We continue to make progress on the various elements of our strategic business plan, which is focused on improving the customer experience and driving consistent execution for both “do-it-for-me”, or Professional, and “do-it-yourself”, or DIY, customers. To achieve these improvements, we have undertaken planned transformation actions to help build a foundation for long-term success across the entire company. These transformation actions include:

•
Focused on continuous improvement of our common catalog across our Professional and DIY businesses - AAP, Carquest (“CQ”), Worldpac (“WP”) and Autopart International (“AI”) that was completed in Q1 2018.

•
Development of a demand-based assortment, leveraging purchase history and look-ups from the common catalog, versus our existing push-down supply approach. This technology is a first step in moving from a supply-driven to a demand-driven assortment.

•	Progression in the early development of a more efficient end-to-end supply chain to deliver our broad assortment.

•
Continued movement towards optimizing our footprint by focusing on evaluating all of our assets by market to drive share, repurposing of our in-market store and asset base and optimizing our distribution centers.

•
Creation of new DIY omni-channel capabilities to reach our customers in the manner that is most desirable for them, including the 2017 launch of our enhanced website and future launch of a mobile application.

•
Entered into a strategic partnership with Uber in the first quarter of 2018 as their aftermarket auto parts supplier, which we expect will not only drive more traffic into our stores, but will also foster stronger relationships with new and existing customers to help drive long-term success.

•	Continued focus on Worldpac branch openings in 2018 to drive Professional growth while investing in online and digital to drive DIY improvements.

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
Stores and Branches

Key factors in selecting sites and market locations in which we operate include population, demographics, traffic count, vehicle profile, number and strength of competitors’ stores and the cost of real estate. During the twenty-eight weeks ended July 14, 2018, 11 stores and branches were opened and 35 were closed or consolidated, resulting in a total of 5,159 stores and branches as of July 14, 2018, compared to a total of 5,183 stores and branches as of December 30, 2017.

Results of Operations

The following table sets forth certain of our operating data expressed as a percentage of net sales for the periods indicated:

	Twelve Weeks Ended				$ Increase/(Decrease)	Basis Points
(in millions)	July 14, 2018		July 15, 2017
Net sales	$2,326.7	100.0%	$2,263.7	100.0%	$63.0	—
Cost of sales	1,315.1	56.5	1,270.6	56.1	44.5	39
Gross profit	1,011.6	43.5	993.1	43.9	18.5	(39)
Selling, general and administrative expenses	844.0	36.3	846.4	37.4	(2.4)	111
Operating income	167.5	7.2	146.7	6.5	20.8	72
Interest expense	(12.9)	(0.6)	(13.9)	(0.6)	1.0	—
Other income, net	2.8	0.1	3.2	0.1	(.4)	—
Provision for income taxes	39.6	1.7	48.9	2.2	(9.3)	(50)
Net income	$117.8	5.1%	$87.0	3.8%	$30.8	130
Note: Table amounts may not foot due to rounding.

	Twenty-Eight Weeks Ended				$ Increase/(Decrease)	Basis Points
(in millions)	July 14, 2018		July 15, 2017
Net sales	$5,200.5	100.0%	$5,154.6	100.0%	$45.9	—
Cost of sales	2,916.7	56.1	2,890.8	56.1	25.9	—
Gross profit	2,283.8	43.9	2,263.8	43.9	20.0	—
Selling, general and administrative expenses	1,918.1	36.9	1,937.3	37.6	(19.2)	70
Operating income	365.8	7.0	326.5	6.3	39.2	70
Interest expense	(30.5)	(0.6)	(32.4)	(0.6)	1.9	4
Other income, net	3.2	0.1	8.0	0.2	(4.8)	(9)
Provision for income taxes	83.9	1.6	107.1	2.1	(23.2)	(46)
Net income	$254.6	4.9%	$195.0	3.8%	$59.6	111
Note: Table amounts may not foot due to rounding.

Net Sales

Sales increased 2.8% during the second quarter of 2018 compared to the same period of 2017 driven by an increase in comparable store sales of 2.8% for the quarter as a result of an increase in winter related demand in early Q2 2018 as compared to the comparable period in 2017 and a strong spring selling season.

For the twenty-eight weeks ended July 14, 2018, comparable stores sales increased 0.8% driven by the factors discussed above and the strong performance of certain product categories as customers invested in repairs as a result of harsh winter weather.

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

Gross Profit

The decrease in the gross profit rate for the twelve weeks ended July 14, 2018 was driven by increased supply chain headwinds related to increased transportation costs due to higher fuel prices and distribution center costs related to the new locations opened in the second half of 2017. Gross profit rate for the twenty-eight weeks ended July 14, 2018 remained consistent due to the factors described above, offset by a reduction in material costs and shrink and defectives in the first quarter of 2018.

Selling, general and administrative expenses (“SG&A”)

The decrease in SG&A for the twelve weeks ended July 14, 2018 was primarily driven by continued progress in our expense management initiatives during the quarter, including savings in labor and insurance costs, partially offset by higher bonus. The decrease in SG&A for the twenty-eight weeks ended July 14, 2018 was driven by similar factors.

Income Taxes

Our effective income tax rate was 25.2% and 36.0% for the twelve weeks ended July 14, 2018 and July 15, 2017 and our effective income tax rate was 24.8% and 35.5% for the twenty-eight weeks ended July 14, 2018 and July 15, 2017. The decrease in the effective tax rate for both twelve and twenty-eight weeks ended July 14, 2018 was primarily related to the reduction of the federal tax rate from 35% to 21% due to the enactment of the Tax Cuts and Jobs Act in December 2017, which favorably impacted our Net income for the twelve and twenty-eight weeks ended July 14, 2018 by $22.0 million or $0.30 per diluted share and $47.4 million or $0.64 per diluted share.

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

GPI Integration Expenses—We acquired GPI for $2.08 billion in 2014 and are in the midst of a multi-year plan to integrate the operations of GPI with AAP. This includes the integration of product brands and assortments, supply chain and information technology. The integration is being completed in phases and the nature and timing of expenses will vary from quarter to quarter over several years. The integration of product brands and assortments was primarily completed in 2015. Our focus then shifted to integrating the supply chain and information technology systems. Due to the size of the acquisition, we consider these expenses to be outside of our base business. Therefore, we believe providing additional information in the form of non-GAAP measures that exclude these costs is beneficial to the users of our financial statements in evaluating the operating performance of our base business and our sustainability once the integration is completed.

Store Closure and Consolidation Expenses—Store closure and consolidation expenses consist of expenses associated with our plans to convert and consolidate the Carquest stores acquired from GPI. The conversion and consolidation of the Carquest stores is a multi-year process that began in 2014. As of July 14, 2018, 352 Carquest stores acquired from GPI had been consolidated into existing AAP stores and 423 stores had been converted to the AAP format. While periodic store closures are common, these closures represent a major program outside of our typical market evaluation process. We believe it is useful to provide additional non-GAAP measures that exclude these costs to provide investors greater comparability of our base business and core operating performance. We also continue to have store closures that occur as part of our normal market evaluation process and have not excluded the expenses associated with these store closures in computing our non-GAAP measures.

Transformation Expenses—We expect to recognize a significant amount of transformation expenses over the next several years as we transition from integration of our AAP/CQUS businesses to a plan that involves a more holistic and integrated transformation of the entire Company, including Worldpac and AI. These expenses will include, but not be limited to, restructuring costs, third-party professional services and other significant costs to integrate and streamline our operating structure across the enterprise. We are focused on several areas throughout Advance, such as supply chain and information technology.

We have included a reconciliation of this information to the most comparable GAAP measures in the following table:

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
(in millions, except per share data)	July 14, 2018	July 15, 2017	July 14, 2018	July 15, 2017
Net income (GAAP)	$117.8	$87.0	$254.6	$195.0
Cost of sales adjustments:
Transformation expenses	5.3	—	5.3	—
SG&A adjustments:
GPI integration and store consolidation costs	0.7	6.9	2.9	19.8
GPI amortization of acquired intangible assets	8.8	9.1	20.5	21.4
Transformation expenses	23.0	32.8	34.9	32.8
Other income adjustment (1)	—	(0.5)	—	(8.9)
Provision for income taxes on adjustments (2)	(9.4)	(18.4)	(15.9)	(24.7)
Adjusted net income (Non-GAAP)	$146.2	$117.0	$302.3	$235.3

Diluted earnings per share (GAAP)	$1.59	$1.17	$3.43	$2.63
Adjustments, net of tax	0.38	0.41	0.64	0.55
Adjusted EPS (Non-GAAP)	$1.97	$1.58	$4.07	$3.18

Note: Table amounts may not foot due to rounding.

(1)	The adjustment to Other income for the twelve and twenty-eight weeks ended July 15, 2017 relates to income recognized from an indemnification agreement associated with the acquisition of GPI.

(2)	The income tax impact of non-GAAP adjustments is calculated using the estimated tax rate in effect for the respective non-GAAP adjustments.

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

Share Repurchase Program

Our share repurchase program permits the repurchase of our common stock on the open market or in privately negotiated transactions from time to time. The $500.0 million share repurchase program in place as of July 14, 2018 was authorized by our Board of Directors on May 14, 2012. During the twenty-eight weeks ended July 14, 2018 and July 15, 2017, we repurchased no shares of our common stock under the share repurchase program. We had $415.1 million remaining under its share repurchase program as of July 14, 2018.

On August 8, 2018, our Board of Directors authorized a $600.0 million share repurchase program. This new authorization replaced the remaining portion of the $500.0 million share repurchase program.

Analysis of Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities:

	Twenty-Eight Weeks Ended
(in millions)	July 14, 2018	July 15, 2017
Cash flows provided by operating activities	$444.0	$267.3
Cash flows used in investing activities	(61.2)	(121.0)
Cash flows (used in) provided by financing activities	(25.2)	(26.8)
Effect of exchange rate changes on cash	(2.2)	2.6
Net increase (decrease) in cash and cash equivalents	$355.3	$122.1
Note: Table amounts may not foot due to rounding.

Operating Activities

For the twenty-eight weeks ended July 14, 2018, net cash provided by operating activities increased by $176.7 million to $444.0 million compared to the comparable period of 2017. The net increase in operating cash flows compared to the prior year was primarily driven by an increase in net income and lower cash outflows resulting from our focus on working capital management.

Investing Activities

For the twenty-eight weeks ended July 14, 2018, net cash used in investing activities decreased by $59.8 million to $61.2 million compared to the comparable period of 2017. Cash used in investing activities for the twenty-eight weeks ended July 14, 2018 consisted primarily of purchases of property and equipment, which was $60.5 million lower than the comparable period of 2017 primarily driven by lower investments in new stores and the impact of disciplined capital expenditure policies implemented last year.

Our primary capital requirements have been the funding of our new store development, maintenance of existing stores, and investments in supply chain and information technology. We lease approximately 84% of our stores. Our future capital requirements will depend in large part on the number and timing of new store development (leased and owned locations) within a given year and the investments we make in existing stores, information technology and supply chain network. In 2018, we anticipate that our capital expenditures related to such investments will be up to $220.0 million, but may vary with business conditions. During the twenty-eight weeks ended July 14, 2018, we opened 7 stores and 4 Worldpac branches compared to 32 stores and 4 branches during the comparable period of last year.

Financing Activities

For the twenty-eight weeks ended July 14, 2018, net cash used in financing activities was $25.2 million, a decrease of $1.6 million as compared to the twenty-eight weeks ended July 15, 2017. This decrease was primarily a result of a decrease in tax withholdings related to the exercise of stock appreciation rights.

Our Board of Directors has declared a $0.06 per share quarterly cash dividend since 2006. Any payments of dividends in the future will be at the discretion of our Board of Directors and will depend upon our results of operations, cash flows, capital requirements and other factors deemed relevant by our Board of Directors. On August 8, 2018, our Board of Directors declared a regular quarterly cash dividend of $0.06 per share to be paid on October 5, 2018 to all common shareholders of record as of September 21, 2018.

Long-Term Debt

As of July 14, 2018, we had a credit rating from Standard & Poor’s of BBB- and from Moody’s Investor Service of Baa2. The current outlooks by Standard & Poor’s and Moody’s are both stable. The current pricing grid used to determine our borrowing rate under our revolving credit facility is based on our credit ratings. If these credit ratings decline, our interest rate on outstanding balances may increase and our access to additional financing on favorable terms may be limited. In addition, it could reduce the attractiveness of certain vendor payment programs whereby third-party institutions finance arrangements to our vendors based on our credit rating, which could result in increased working capital requirements. Conversely, if these credit ratings improve, our interest rate may decrease.

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

During the twenty-eight weeks ended July 14, 2018, there were no changes to the critical accounting policies discussed in our 2017 Form 10-K. For a complete discussion of our critical accounting policies, refer to the 2017 Form 10-K.

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

Our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of July 14, 2018 in accordance with Rule 13a-15(b) under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended July 14, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth the information with respect to repurchases of our common stock for the quarter ended July 14, 2018:

(in thousands, except per share data)	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 22, 2018 to May 19, 2018	2,281	$118.30	—	$415,092
May 20, 2018 to June 16, 2018	1,198	125.90	—	415,092
June 17, 2018 to July 14, 2018	96	132.46	—	415,092
Total	3,575	$121.23	—	$415,092

(1)
The aggregate cost of repurchasing shares in connection with the net settlement of shares issued as a result of the vesting of restricted stock units was $0.4 million, during the twelve weeks ended July 14, 2018.

(2)	Our share repurchase program authorizing the repurchase of up to $500 million in common stock was authorized by our Board of Directors and publicly announced on May 14, 2012.

ITEM 6.	EXHIBITS

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith
3.1	Restated Certificate of Incorporation of Advance Auto Parts, Inc., effective May 24, 2017.				X
3.2	Amended and Restated Bylaws of Advance Auto Parts, Inc., effective May 24, 2017.	10-Q	3.2	5/22/2018
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCE AUTO PARTS, INC.

August 14, 2018	By:	/s/ Jeffrey W. Shepherd
Jeffrey W. Shepherd Executive Vice President, Chief Financial Officer, Controller and Chief Accounting Officer

S-1