Form 10-Q
period 2018-10-06
ADVANCE AUTO PARTS INC
filed 2018-11-13
CIK 1158449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q
________________________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 6, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Registration S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 9, 2018, the number of shares of the registrant’s common stock outstanding was 72,893,719 shares.

PART I.  FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except per share data) (Unaudited)

	October 6, 2018	December 30, 2017
Assets
Current assets:
Cash and cash equivalents	$970,006	$546,937
Receivables, net	698,617	606,357
Inventories	4,187,082	4,168,492
Other current assets	168,578	105,106
Total current assets	6,024,283	5,426,892
Property and equipment, net of accumulated depreciation of $1,914,153 and $1,783,383	1,335,769	1,394,138
Goodwill	992,764	994,293
Intangible assets, net	562,698	597,674
Other assets	56,839	69,304
	$8,972,353	$8,482,301
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,023,660	$2,894,582
Accrued expenses	648,817	533,548
Other current liabilities	48,755	51,967
Total current liabilities	3,721,232	3,480,097
Long-term debt	1,045,398	1,044,327
Deferred income taxes	320,160	303,620
Other long-term liabilities	225,927	239,061
Commitments and contingencies
Stockholders’ equity:
Preferred stock, nonvoting, $0.0001 par value	—	—
Common stock, voting, $0.0001 par value	8	8
Additional paid-in capital	685,675	664,646
Treasury stock, at cost	(271,082)	(144,600)
Accumulated other comprehensive loss	(32,083)	(24,954)
Retained earnings	3,277,118	2,920,096
Total stockholders’ equity	3,659,636	3,415,196
	$8,972,353	$8,482,301

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands, except per share data) (Unaudited)

	Twelve Weeks Ended		Forty Weeks Ended
	October 6, 2018	October 7, 2017	October 6, 2018	October 7, 2017
Net sales	$2,274,982	$2,182,233	$7,475,482	$7,336,798
Cost of sales, including purchasing and warehousing costs	1,268,055	1,234,525	4,184,713	4,125,318
Gross profit	1,006,927	947,708	3,290,769	3,211,480
Selling, general and administrative expenses	852,686	791,139	2,770,747	2,728,420
Operating income	154,241	156,569	520,022	483,060
Other, net:
Interest expense	(13,076)	(13,314)	(43,613)	(45,665)
Other income, net	5,755	745	8,998	8,727
Total other, net	(7,321)	(12,569)	(34,615)	(36,938)
Income before provision for income taxes	146,920	144,000	485,407	446,122
Provision for income taxes	31,077	48,004	115,002	155,117
Net income	$115,843	$95,996	$370,405	$291,005

Basic earnings per common share	$1.57	$1.30	$5.01	$3.94
Weighted average common shares outstanding	73,888	73,866	73,974	73,827
Diluted earnings per common share	$1.56	$1.30	$4.99	$3.93
Weighted average common shares outstanding	74,190	74,106	74,212	74,097
Dividends declared per common share	$0.06	$0.06	$0.18	$0.18

Condensed Consolidated Statements of Comprehensive Income
(In thousands) (Unaudited)

	Twelve Weeks Ended		Forty Weeks Ended
	October 6, 2018	October 7, 2017	October 6, 2018	October 7, 2017
Net income	$115,843	$95,996	$370,405	$291,005
Other comprehensive (loss) income:
Changes in net unrecognized other postretirement benefit costs, net of tax of $24, $41, $80 and $137	(69)	(63)	(227)	(211)
Currency translation adjustments	3,900	2,225	(6,902)	15,409
Total other comprehensive income (loss)	3,831	2,162	(7,129)	15,198
Comprehensive income	$119,674	$98,158	$363,276	$306,203

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands) (Unaudited)

	Forty Weeks Ended
	October 6, 2018	October 7, 2017
Cash flows from operating activities:
Net income	$370,405	$291,005
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	183,584	192,753
Share-based compensation	19,265	28,156
Loss on disposal and impairment of long-lived assets	6,267	4,692
Provision (benefit) for deferred income taxes	17,029	(25,712)
Other	1,686	2,262
Net change in:
Receivables, net	(93,595)	(35,760)
Inventories	(22,862)	116,957
Accounts payable	131,572	(170,227)
Accrued expenses	122,779	36,564
Other assets and liabilities, net	(54,627)	(39,685)
Net cash provided by operating activities	681,503	401,005
Cash flows from investing activities:
Purchases of property and equipment	(105,132)	(160,960)
Proceeds from sales of property and equipment	1,450	6,120
Other, net	—	20
Net cash used in investing activities	(103,682)	(154,820)
Cash flows from financing activities:
(Decrease) increase in bank overdrafts	(11,973)	4,676
Borrowings under credit facilities	—	534,400
Payments on credit facilities	—	(534,400)
Dividends paid	(17,819)	(17,828)
Proceeds from the issuance of common stock	2,290	3,142
Tax withholdings related to the exercise of stock appreciation rights	(490)	(6,414)
Repurchase of common stock	(126,482)	(3,380)
Other, net	814	(2,095)
Net cash used in financing activities	(153,660)	(21,899)
Effect of exchange rate changes on cash	(1,092)	3,838
Net increase in cash and cash equivalents	423,069	228,124
Cash and cash equivalents, beginning of period	546,937	135,178
Cash and cash equivalents, end of period	$970,006	$363,302

Non-cash transactions:
Accrued purchases of property and equipment	$11,066	$7,860

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

1.	Nature of Operations and Basis of Presentation:

Advance Auto Parts, Inc. and subsidiaries is a leading automotive aftermarket parts provider in North America, serving both professional installers (“Professional”) and “do-it-yourself” (“DIY”) customers. The accompanying condensed consolidated financial statements include the accounts of Advance Auto Parts, Inc. (“Advance”), its wholly owned subsidiary, Advance Stores Company, Incorporated (“Advance Stores”) and its subsidiaries (collectively referred to as “Advance,” “we,” “us,” “our” or “the Company”) and have been prepared by the Company.

As of October 6, 2018, we operated a total of 4,981 stores and 139 branches primarily within the United States, with additional locations in Canada, Puerto Rico and the U.S. Virgin Islands. In addition, as of October 6, 2018, we served 1,229 independently owned Carquest branded stores (“independent stores”) across the same geographic locations served by our stores in addition to Mexico, the Bahamas, Turks and Caicos, the British Virgin Islands and the Pacific Islands.

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
In accordance with ASC 606 revenue is recognized at the time the sale is made, at which time our walk-in customers take immediate possession of the merchandise or same-day delivery is made to our Professional delivery customers, which include certain independently-owned store locations. Payment terms are established for our Professional delivery customers based on pre-established credit requirements. Payment terms vary depending on the customer and generally range from 1 to 30 days. Based on the nature of receivables, no significant financing components exist. For e-commerce sales, revenue is recognized either at the time of pick-up at one of our store locations or at the time of shipment depending on the customer's order designation. Sales are recorded net of discounts, sales incentives and rebates, sales taxes and estimated returns and allowances. We estimate the reduction to Net sales and Cost of sales for returns based on current sales levels and our historical return experience.

We provide assurance type warranty coverage primarily on batteries, brakes and struts whereby we are required to provide replacement product at no cost or a reduced cost for a set period of time.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

We had no material contract assets, contract liabilities or costs to obtain and fulfill contracts recorded on the Condensed Consolidated Balance Sheet as of October 6, 2018. For the twelve and forty weeks ended October 6, 2018, revenue recognized from performance obligations related to prior periods (for example, due to changes in transaction price) was insignificant. Revenue expected to be recognized in future periods related to remaining performance obligations is insignificant.

The following table summarizes disaggregated revenue from contracts with customers by product group:

	Twelve Weeks Ended		Forty Weeks Ended
	October 6, 2018	October 7, 2017	October 6, 2018	October 7, 2017
Percentage of Net sales, by product group:
Parts and batteries	67%	67%	66%	66%
Accessories and chemicals	19	19	20	19
Engine maintenance	13	13	13	14
Other	1	1	1	1
Total	100%	100%	100%	100%

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

In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provides clarifications and improvements to ASU 2016-02 including allowing entities to elect an additional transition method with which to adopt ASU 2016-02. The approved transition method enables entities to apply the transition requirements in this ASU at the effective date of ASU 2016-02 (rather than at the beginning of the earliest comparative period presented as currently required) with the effect of initially applying ASU 2016-02 recognized as a cumulative-effect adjustment to retained earnings in the period of adoption. Consequently, an entity’s reporting for the comparative periods presented in the year of adoption would continue to be in accordance with ASC 840, Leases (Topic 840) (“ASC 840”), including the disclosure requirements of ASC 840. Using this transition method, we plan to adopt ASU 2016-02 at the beginning of 2019.

We are in process of implementing our leasing software solution and are continuing to identify changes to our business processes, systems and controls to support adoption of the new standard in 2019. We are evaluating the impact that the new standard will have on the condensed consolidated financial statements. While we are unable to quantify the impact at this time, we expect the adoption of the new standard to result in a material increase in the assets and liabilities in the condensed consolidated financial statements. We do not expect adoption of ASU 2016-02 to have a material impact on our condensed consolidated statements of operations as the majority of our leases will remain operating in nature. As such, the expense recognition will be similar to previously required straight-line expense treatment.

In March 2018, the FASB issued ASU 2018-05, Income Taxes (Topic 740) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (“SAB 118”). ASU 2018-05 provides guidance on accounting for the tax effects of the U.S. Tax Cuts and Jobs Act (the “Act”) pursuant to the Staff Accounting Bulletin No. 118, which allows companies to complete the accounting under ASC 740, Income Taxes (Topic 740) within a one-year measurement period from the Act enactment date, which occurred in the financial statements for the year ended December 30, 2017. During the third quarter of 2018, and in conjunction with the completion of our 2017 U.S. income tax return, we identified certain adjustments to amounts previously recorded for the remeasurement of the net deferred tax liability and nonrecurring repatriation tax on accumulated earnings of foreign subsidiaries that resulted in a net tax benefit of $5.7 million. Our analysis under SAB 118 is complete.

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

In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40), which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The pronouncement is effective for years, and for interim periods within those years, beginning after December 15, 2019, with early adoption permitted. We elected to early adopt ASU 2018-15 in the third quarter of 2018 on a prospective basis. The results of applying ASU 2018-15 were insignificant and did not have a material impact on our consolidated financial condition, results of operations, cash flows, business process, controls or systems.

3.	Inventories

Inventories are stated at the lower of cost or market. We used the last in, first out (“LIFO”) method of accounting for approximately 88% of inventories as of October 6, 2018 and December 30, 2017. Under the LIFO method, our Cost of sales reflects the costs of the most recently purchased inventories, while the inventory carrying balance represents the costs for inventories purchased in the forty weeks ended October 6, 2018 and prior years. We recorded a reduction to Cost of sales of $22.0 million and of $1.0 million for the twelve weeks ended October 6, 2018 and October 7, 2017 and reductions to Cost of sales of $54.3 million and $6.5 million for the forty weeks ended October 6, 2018 and October 7, 2017 to state inventories at LIFO.

An actual valuation of inventory under the LIFO method is performed by us at the end of each fiscal year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on our estimates of expected year-end inventory levels and costs.

Inventory balances were as follows:

(in thousands)	October 6, 2018	December 30, 2017
Inventories at first in, first out (“FIFO”)	$3,929,650	$3,965,370
Adjustments to state inventories at LIFO	257,432	203,122
Inventories at LIFO	$4,187,082	$4,168,492

4.	Exit Activities and Other Initiatives

Store and Supply Chain Rationalization

During the fourth quarter of 2017, the Board of Directors approved a plan to close certain underperforming stores and begin to rationalize our supply chain costs as part of our strategy to transform the enterprise. As of October 6, 2018, total charges related to these actions are expected to total up to $70.0 million, which consist of $35.0 million relating to the early termination of lease obligations, $15.0 million of inventory and supply chain asset impairment charges, $15.0 million of other facility closure costs and $5.0 million of severance.

During the twelve weeks ended October 6, 2018, we incurred $13.9 million of early termination of lease obligations charges, $1.1 million of inventory and supply chain asset impairment charges, $5.4 million of facility closure costs and $0.8 million of severance relating to the store and supply chain rationalization. Of these costs, $20.7 million are included in SG&A and $0.5 million are included in Cost of sales in the accompanying condensed consolidated statements of operations.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

During the forty weeks ended October 6, 2018, we incurred $18.9 million of early termination of lease obligation charges, $7.9 million of inventory and supply chain asset impairment charges, $7.8 million of facility closure costs and $2.2 million of severance relating to the store and supply chain rationalization. Of these costs, $31.0 million are included in SG&A and $5.8 million are included in Cost of sales in the accompanying condensed consolidated statements of operations.

Total Exit Liabilities

Our total exit liabilities include liabilities recorded in connection with the initiative described above, along with liabilities associated with facility closures that have occurred as part of our normal market evaluation process. Cash payments on the closed facility lease obligations are expected to be made through 2028 and the remaining severance payments are expected to be made in 2019. Of our total exit liabilities as of October 6, 2018 and December 30, 2017, $25.7 million and $19.8 million is included in Other long-term liabilities and the remainder is included in Accrued expenses in the accompanying condensed consolidated balance sheet. A summary of our exit liabilities is presented in the following table:

(in thousands)	Closed Facility Lease Obligations	Severance	Total
Balance, December 30, 2017	$31,570	$1,645	$33,215
Reserves established	20,365	5,018	25,383
Change in estimates	95	(251)	(156)
Cash payments	(11,933)	(3,149)	(15,082)
Balance, October 6, 2018	$40,097	$3,263	$43,360

Balance, December 31, 2016	$44,265	$959	$45,224
Reserves established	7,940	7,927	15,867
Change in estimates	(1,116)	(699)	(1,815)
Cash payments	(19,519)	(6,542)	(26,061)
Balance, December 30, 2017	$31,570	$1,645	$33,215

5.	Intangible Assets

Our definite-lived intangible assets include customer relationships, favorable leases and non-compete agreements. Amortization expense was $9.4 million and $10.7 million for the twelve weeks ended October 6, 2018 and October 7, 2017 and $31.3 million and $36.3 million for the forty weeks ended October 6, 2018 and October 7, 2017.

6.	Receivables, net

Receivables consist of the following:

(in thousands)	October 6, 2018	December 30, 2017
Trade	$470,246	$389,963
Vendor	230,422	220,510
Other	16,642	14,103
Total receivables	717,310	624,576
Less: allowance for doubtful accounts	(18,693)	(18,219)
Receivables, net	$698,617	$606,357

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

7.	Long-term Debt and Fair Value of Financial Instruments

Long-term debt consists of the following:

(in thousands)	October 6, 2018	December 30, 2017
Total long-term debt	$1,045,609	$1,044,677
Less: current portion of long-term debt	(211)	(350)
Long-term debt, excluding current portion	$1,045,398	$1,044,327

Fair value of long-term debt	$1,071,000	$1,109,000

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

Bank Debt

As of October 6, 2018 and December 30, 2017 we had no outstanding borrowings under the revolver and borrowing availability was $896.0 million and $517.6 million based on our leverage ratio. As of October 6, 2018 and December 30, 2017, we had letters of credit outstanding of $104.0 million and $111.7 million, which generally have a term of one year or less and primarily serve as collateral for our self-insurance policies. We were in compliance with all financial covenants required by our debt arrangements as of October 6, 2018.

Debt Guarantees

We are a guarantor of loans made by banks to various independently owned Carquest-branded stores that are our customers totaling $23.7 million and $24.8 million as of October 6, 2018 and December 30, 2017. These loans are collateralized by security agreements on merchandise inventory and other assets of the borrowers. The approximate value of the inventory collateralized by these agreements is $55.8 million and $62.8 million as of October 6, 2018 and December 30, 2017. We believe that the likelihood of performance under these guarantees is remote.

8.	Warranty Liabilities

The following table presents changes in our warranty reserves:

	Forty Weeks Ended	Fifty-Two Weeks Ended
(in thousands)	October 6, 2018	December 30, 2017
Warranty reserve, beginning of period	$49,024	$47,243
Additions to warranty reserves	32,274	50,895
Reserves utilized	(35,573)	(49,114)
Warranty reserve, end of period	$45,725	$49,024

9.	Share Repurchase Program

Our share repurchase program permits the repurchase of our common stock on the open market or in privately negotiated transactions from time to time. On August 8, 2018, our Board of Directors authorized a $600.0 million share repurchase

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

program. This new authorization replaced the previous $500.0 million share repurchase program that was authorized by our Board of Directors on May 14, 2012.

During the twelve and forty weeks ended October 6, 2018, we repurchased 720 thousand shares of our common stock at an aggregate cost of $119.9 million, or an average price of $166.57 per share, in connection with our share repurchase program. We had $480.1 million remaining under our share repurchase program as of October 6, 2018. During the twelve and forty weeks ended October 7, 2017, we repurchased no shares of our common stock in connection with our prior share repurchase program.

10.	Earnings per Share

The computation of basic and diluted earnings per share are as follows:

	Twelve Weeks Ended		Forty Weeks Ended
(in thousands, except per share data)	October 6, 2018	October 7, 2017	October 6, 2018	October 7, 2017
Numerator
Net income applicable to common shares	$115,843	$95,996	$370,405	$291,005
Denominator
Basic weighted average common shares	73,888	73,866	73,974	73,827
Dilutive impact of share-based awards	302	240	238	270
Diluted weighted average common shares	74,190	74,106	74,212	74,097

Basic earnings per common share	$1.57	$1.30	$5.01	$3.94
Diluted earnings per common share	$1.56	$1.30	$4.99	$3.93

11.	Share-Based Compensation

During the forty weeks ended October 6, 2018, we granted 230 thousand time-based restricted stock units (“RSUs”), 72 thousand performance-based RSUs and 38 thousand market-based RSUs. The general terms of the time-based, performance-based and market-based RSUs are similar to awards previously granted by us.

The weighted average fair values of the time-based, performance-based and market-based RSUs granted during the forty weeks ended October 6, 2018 were $126.32, $117.84 and $131.96 per share. For time-based and performance-based RSUs, the fair value of each award was determined based on the market price of our stock on the date of grant adjusted for expected dividends during the vesting period, as applicable. The fair value of each market-based RSU was determined using a Monte Carlo simulation model.

Total income tax benefit related to share-based compensation expense for the twelve and forty weeks ended October 6, 2018 was $1.7 million and $4.7 million. Total income tax benefit related to share-based compensation expense for the twelve and forty weeks ended October 7, 2017 was $3.1 million and $10.5 million. As of October 6, 2018, there was $52.5 million of unrecognized compensation expense related to all share-based awards that is expected to be recognized over a weighted average period of 1.7 years.

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

Condensed Consolidating Balance Sheet
As of October 6, 2018

(in thousands)	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$886,608	$83,398	$—	$970,006
Receivables, net	—	654,001	44,616	—	698,617
Inventories	—	4,018,991	168,091	—	4,187,082
Other current assets	24,809	163,333	3,732	(23,296)	168,578
Total current assets	24,809	5,722,933	299,837	(23,296)	6,024,283
Property and equipment, net of accumulated depreciation	83	1,326,422	9,264	—	1,335,769
Goodwill	—	943,358	49,406	—	992,764
Intangible assets, net	—	519,989	42,709	—	562,698
Other assets, net	2,384	56,223	616	(2,384)	56,839
Investment in subsidiaries	3,898,615	481,256	—	(4,379,871)	—
Intercompany note receivable	1,048,924	—	—	(1,048,924)	—
Due from intercompany, net	—	—	312,726	(312,726)	—
	$4,974,815	$9,050,181	$714,558	$(5,767,201)	$8,972,353
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$—	$2,823,263	$200,397	$—	$3,023,660
Accrued expenses	—	654,607	17,506	(23,296)	648,817
Other current liabilities	—	50,887	(2,132)	—	48,755
Total current liabilities	—	3,528,757	215,771	(23,296)	3,721,232
Long-term debt	1,045,398	—	—	—	1,045,398
Deferred income taxes	—	306,327	16,217	(2,384)	320,160
Other long-term liabilities	—	224,613	1,314	—	225,927
Intercompany note payable	—	1,048,924	—	(1,048,924)	—
Due to intercompany, net	269,781	42,945	—	(312,726)	—
Commitments and contingencies
Stockholders' equity	3,659,636	3,898,615	481,256	(4,379,871)	3,659,636
	$4,974,815	$9,050,181	$714,558	$(5,767,201)	$8,972,353

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

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statement of Operations
For the Twelve Weeks ended October 6, 2018

(in thousands)	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$2,190,822	$115,675	$(31,515)	$2,274,982
Cost of sales, including purchasing and warehousing costs	—	1,220,367	79,203	(31,515)	1,268,055
Gross profit	—	970,455	36,472	—	1,006,927
Selling, general and administrative expenses	4,631	837,047	22,812	(11,804)	852,686
Operating (loss) income	(4,631)	133,408	13,660	11,804	154,241
Other, net:
Interest expense	(12,059)	(1,018)	1	—	(13,076)
Other income (expense), net	16,759	(564)	1,364	(11,804)	5,755
Total other, net	4,700	(1,582)	1,365	(11,804)	(7,321)
Income before provision for income taxes	69	131,826	15,025	—	146,920
Provision for income taxes	229	27,624	3,224	—	31,077
(Loss) income before equity in earnings of subsidiaries	(160)	104,202	11,801	—	115,843
Equity in earnings of subsidiaries	116,003	11,801	—	(127,804)	—
Net income	$115,843	$116,003	$11,801	$(127,804)	$115,843

Condensed Consolidating Statement of Operations
For the Twelve Weeks ended October 7, 2017

(in thousands)	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$2,098,475	$122,495	$(38,737)	$2,182,233
Cost of sales, including purchasing and warehousing costs	—	1,185,654	87,608	(38,737)	1,234,525
Gross profit	—	912,821	34,887	—	947,708
Selling, general and administrative expenses	5,806	777,201	19,751	(11,619)	791,139
Operating (loss) income	(5,806)	135,620	15,136	11,619	156,569
Other, net:
Interest (expense) income	(11,874)	(1,401)	(39)	—	(13,314)
Other income (expense), net	17,832	(4,665)	(803)	(11,619)	745
Total other, net	5,958	(6,066)	(842)	(11,619)	(12,569)
Income before provision for income taxes	152	129,554	14,294	—	144,000
(Benefit) provision for income taxes	(136)	45,626	2,514	—	48,004
Income before equity in earnings of subsidiaries	288	83,928	11,780	—	95,996
Equity in earnings of subsidiaries	95,708	11,781	—	(107,489)	—
Net income	$95,996	$95,709	$11,780	$(107,489)	$95,996

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statement of Operations
For the Forty Weeks Ended October 6, 2018

(in thousands)	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$7,197,953	$405,864	$(128,335)	$7,475,482
Cost of sales, including purchasing and warehousing costs	—	4,035,319	277,729	(128,335)	4,184,713
Gross profit	—	3,162,634	128,135	—	3,290,769
Selling, general and administrative expenses	14,290	2,719,172	76,634	(39,349)	2,770,747
Operating (loss) income	(14,290)	443,462	51,501	39,349	520,022
Other, net:
Interest expense	(40,194)	(3,419)	—	—	(43,613)
Other income (expense), net	55,007	(4,766)	(1,894)	(39,349)	8,998
Total other, net	14,813	(8,185)	(1,894)	(39,349)	(34,615)
Income before provision for income taxes	523	435,277	49,607	—	485,407
Provision for income taxes	1,287	103,589	10,126	—	115,002
(Loss) income before equity in earnings of subsidiaries	(764)	331,688	39,481	—	370,405
Equity in earnings of subsidiaries	371,169	39,481	—	(410,650)	—
Net income	$370,405	$371,169	$39,481	$(410,650)	$370,405

Condensed Consolidating Statement of Operations
For the Forty Weeks Ended October 7, 2017

(in thousands)	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$7,075,603	$432,790	$(171,595)	$7,336,798
Cost of sales, including purchasing and warehousing costs	—	3,987,575	309,338	(171,595)	4,125,318
Gross profit	—	3,088,028	123,452	—	3,211,480
Selling, general and administrative expenses	25,973	2,678,822	63,017	(39,392)	2,728,420
Operating (loss) income	(25,973)	409,206	60,435	39,392	483,060
Other, net:
Interest (expense) income	(40,240)	(5,424)	(1)	—	(45,665)
Other income (expense), net	67,183	(17,430)	(1,634)	(39,392)	8,727
Total other, net	26,943	(22,854)	(1,635)	(39,392)	(36,938)
Income before provision for income taxes	970	386,352	58,800	—	446,122
(Benefit) provision for income taxes	(1,752)	145,923	10,946	—	155,117
Income before equity in earnings of subsidiaries	2,722	240,429	47,854	—	291,005
Equity in earnings of subsidiaries	288,283	47,855	—	(336,138)	—
Net income	$291,005	$288,284	$47,854	$(336,138)	$291,005

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income
For the Twelve Weeks ended October 6, 2018

(in thousands)	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$115,843	$116,003	$11,801	$(127,804)	$115,843
Other comprehensive income	3,831	3,831	3,900	(7,731)	3,831
Comprehensive income	$119,674	$119,834	$15,701	$(135,535)	$119,674

Condensed Consolidating Statement of Comprehensive Income
For the Twelve Weeks ended October 7, 2017

(in thousands)	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$95,996	$95,709	$11,780	$(107,489)	$95,996
Other comprehensive income	2,162	2,162	2,225	(4,387)	2,162
Comprehensive income	$98,158	$97,871	$14,005	$(111,876)	$98,158

Condensed Consolidating Statement of Comprehensive Income
For the Forty Weeks Ended October 6, 2018

(in thousands)	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$370,405	$371,169	$39,481	$(410,650)	$370,405
Other comprehensive loss	(7,129)	(7,129)	(6,902)	14,031	(7,129)
Comprehensive income	$363,276	$364,040	$32,579	$(396,619)	$363,276

Condensed Consolidating Statement of Comprehensive Income
For the Forty Weeks Ended October 7, 2017

(in thousands)	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$291,005	$288,284	$47,854	$(336,138)	$291,005
Other comprehensive income	15,198	15,198	15,409	(30,607)	15,198
Comprehensive income	$306,203	$303,482	$63,263	$(366,745)	$306,203

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the Forty Weeks Ended October 6, 2018

(in thousands)	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$—	$656,847	$24,656	$—	$681,503
Cash flows from investing activities:
Purchases of property and equipment	—	(104,065)	(1,067)	—	(105,132)
Proceeds from sales of property and equipment	—	1,406	44	—	1,450
Net cash used in investing activities	—	(102,659)	(1,023)	—	(103,682)
Cash flows from financing activities:
Decrease in bank overdrafts	—	(8,513)	(3,460)	—	(11,973)
Dividends paid	—	(17,819)	—	—	(17,819)
Proceeds from the issuance of common stock	—	2,290	—	—	2,290
Tax withholdings related to the exercise of stock appreciation rights	—	(490)	—	—	(490)
Repurchase of common stock	—	(126,482)	—	—	(126,482)
Other, net	(23)	814	—	23	814
Net cash used in financing activities	(23)	(150,200)	(3,460)	23	(153,660)
Effect of exchange rate changes on cash	—	—	(1,092)	—	(1,092)
Net (decrease) increase in cash and cash equivalents	(23)	403,988	19,081	23	423,069
Cash and cash equivalents, beginning of period	23	482,620	64,317	(23)	546,937
Cash and cash equivalents, end of period	$—	$886,608	$83,398	$—	$970,006

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the Forty Weeks Ended October 7, 2017

(In thousands)	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$406,032	$(5,027)	$—	$401,005
Cash flows from investing activities:
Purchases of property and equipment	—	(159,769)	(1,191)	—	(160,960)
Proceeds from sales of property and equipment	—	6,108	12	—	6,120
Other, net	—	480	(460)	—	20
Net cash used in investing activities	—	(153,181)	(1,639)	—	(154,820)
Cash flows from financing activities:
Increase in bank overdrafts	—	7,374	(2,698)	—	4,676
Borrowings under credit facilities	—	534,400	—	—	534,400
Payments on credit facilities	—	(534,400)	—	—	(534,400)
Dividends paid	—	(17,828)	—	—	(17,828)
Proceeds from the issuance of common stock	—	3,142	—	—	3,142
Tax withholdings related to the exercise of stock appreciation rights	—	(6,414)	—	—	(6,414)
Repurchase of common stock	—	(3,380)	—	—	(3,380)
Other, net	1	(2,095)	—	(1)	(2,095)
Net cash provided by (used in) financing activities	1	(19,201)	(2,698)	(1)	(21,899)
Effect of exchange rate changes on cash	—	—	3,838	(1)	3,838
Net increase (decrease) in cash and cash equivalents	1	233,650	(5,526)	(1)	228,124
Cash and cash equivalents, beginning of period	22	78,543	56,635	(22)	135,178
Cash and cash equivalents, end of period	$23	$312,193	$51,109	$(23)	$363,302

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Certain statements in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, may be forward-looking statements. Forward-looking statements are usually identified by the use of words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “likely,” “may,” “plan,” “position,” “possible,” “potential,” “probable,” “project,” “projection,” “should,” “strategy,” “will,” or similar expressions. These statements are based upon assessments and assumptions of management in light of historical results and trends, current conditions and potential future developments that often involve judgment, estimates, assumptions and projections. Forward-looking statements reflect current views about our plans, strategies and prospects, which are based on information currently available as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. Forward-looking statements are subject to risks and uncertainties, many of which are outside our control, which could cause actual results to differ materially from these statements. Therefore, in evaluating forward-looking statements, you should consider these risks and uncertainties, together with the important risks, uncertainties and contingencies described in our 2017 Form 10-K and other documents filed with the SEC, and you should not place undue reliance on those statements.

Management Overview

Net sales increased 4.3% in the third quarter of 2018, primarily driven by an increase in comparable store sales. We experienced improvement across all regions with stronger sales growth in our Southeast, Midwest, Appalachia, Northeast and Mid-Atlantic regions, as well as increased sales in several product categories.

Our gross margin expansion for the twelve weeks ended October 6, 2018 was primarily driven by our sales product mix, an improvement in inventory management related to a more disciplined approach to sourcing and utilizing inventory on hand and continued material cost optimization efforts. This improvement in margin was partially offset by increased supply chain costs due to higher fuel prices, as well as distribution center costs related to the new locations opened in the second half of 2017.

We generated diluted earnings per share (“diluted EPS”) of $1.56 during our third quarter of 2018 compared to $1.30 for the comparable period of 2017. When adjusted for the following non-operational items, our adjusted diluted earnings per share (“Adjusted EPS”) for the twelve weeks ended October 6, 2018 and October 7, 2017 were $1.89 and $1.43.

	Twelve Weeks Ended		Forty Weeks Ended
	October 6, 2018	October 7, 2017	October 6, 2018	October 7, 2017
GPI integration and store consolidation costs	$0.02	$0.02	$0.05	$0.20
GPI amortization of acquired intangible assets	$0.09	$0.08	$0.30	$0.26
Transformation expenses	$0.30	$0.03	$0.70	$0.28
Other income adjustment	$—	$—	$—	$(0.07)
Impact of the U.S. Tax Cuts and Jobs Act	$(0.08)	$—	$(0.08)	$—

Refer to “Reconciliation of Non-GAAP Financial Measures” for further details of our comparable adjustments and the usefulness of such measures to investors.

Summary of Third Quarter Financial Results

A high-level summary of our financial results for the third quarter of 2018 includes:

•	Net sales during the third quarter of 2018 were $2.3 billion, an increase of 4.3% as compared to the third quarter of 2017, which is primarily driven by an increase in comparable store sales of 4.6%.

•
Operating income for the third quarter of 2018 was $154.2 million, a decrease of $2.3 million as compared to the third quarter of 2017. As a percentage of total sales, operating income was 6.8%, a decrease of 39 basis points as compared to the third quarter of 2017, which is due higher bonus and an increase in medical expenses, partially offset by lower insurance costs.

•
We generated operating cash flow of $681.5 million for the forty weeks ended October 6, 2018, an increase of 69.9% as compared to the same period in 2017, primarily due to a focus on managing working capital and an increase in net income.

Refer to “Results of Operations” and “Liquidity and Capital Resources” for further details of our income statement and cash flow results.

Business Update

We continue to make progress on the various elements of our strategic business plan, which is focused on improving the customer experience and driving consistent execution for both professional installers (“Professional”) and “do-it-yourself” (“DIY”) customers. To achieve these improvements, we have undertaken planned transformation actions to help build a foundation for long-term success across the entire company. These transformation actions include:

•
Continuous improvement of our common catalog across our Professional and DIY businesses - Advance, Carquest (“CQ”), Worldpac (“WP”) and Autopart International (“AI”) that was completed in the first half of 2018.

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

•
Creation of new Professional omni-channel capabilities to reach our customers in the manner that is most desirable for them, including the launch of MyAdvance.com, an interactive, easy-to-use, mobile-friendly platform where we have combined multiple online tools and capabilities into one place.

•	Entered into strategic partnership with Walmart.com that will allow us to reach a much broader group of DIY customers and help drive our DIY market share growth.

•	Continued focus on Worldpac branch openings in 2018 to drive Professional growth while investing in online and digital to drive DIY improvements.

Industry Update

Operating within the automotive aftermarket industry, we are influenced by a number of general macroeconomic factors, many of which are similar to those affecting the overall retail industry. During the forty weeks ended October 6, 2018, there were no changes to the factors discussed in our 2017 Form 10-K. For a complete discussion of these factors, refer to the 2017 Form 10-K.

Stores and Branches

Key factors in selecting sites and market locations in which we operate include population, demographics, traffic count, vehicle profile, number and strength of competitors’ stores and the cost of real estate. During the forty weeks ended October 6, 2018, 18 stores and branches were opened and 81 were closed or consolidated, resulting in a total of 5,120 stores and branches as of October 6, 2018, compared to a total of 5,183 stores and branches as of December 30, 2017.

Results of Operations

The following table sets forth certain of our operating data expressed as a percentage of net sales for the periods indicated:

	Twelve Weeks Ended				$ Increase/(Decrease)	Basis Points
(in millions)	October 6, 2018		October 7, 2017
Net sales	$2,275.0	100.0%	$2,182.2	100.0%	$92.8	—
Cost of sales	1,268.1	55.7	1,234.5	56.6	33.6	(83)
Gross profit	1,006.9	44.3	947.7	43.4	59.2	83
Selling, general and administrative expenses	852.7	37.5	791.1	36.3	61.6	(123)
Operating income	154.2	6.8	156.6	7.2	(2.4)	(39)
Interest expense	(13.1)	(0.6)	(13.3)	(0.6)	0.2	—
Other income, net	5.8	0.3	0.7	0.0	5.1	30
Provision for income taxes	31.1	1.4	48.0	2.2	(16.9)	(80)
Net income	$115.8	5.1%	$96.0	4.4%	$19.8	70
Note: Table amounts may not foot due to rounding.

	Forty Weeks Ended				$ Increase/(Decrease)	Basis Points
(in millions)	October 6, 2018		October 7, 2017
Net sales	$7,475.5	100.0%	$7,336.8	100.0%	$138.7	—
Cost of sales	4,184.7	56.0	4,125.3	56.2	59.4	(25)
Gross profit	3,290.8	44.0	3,211.5	43.8	79.3	25
Selling, general and administrative expenses	2,770.7	37.1	2,728.4	37.2	42.3	12
Operating income	520.0	7.0	483.1	6.6	37.0	37
Interest expense	(43.6)	(0.6)	(45.7)	(0.6)	2.1	4
Other income, net	9.0	0.1	8.7	0.1	0.3	0
Provision for income taxes	115.0	1.5	155.1	2.1	(40.1)	(58)
Net income	$370.4	5.0%	$291.0	4.0%	$79.4	99
Note: Table amounts may not foot due to rounding.

Net Sales

Sales increased 4.3% during the third quarter of 2018 compared to the same period of 2017 driven by an increase in comparable store sales of 4.6% for the quarter as a result of an increase in units per transaction and average ticket value. In addition, we delivered growth across both our DIY omni-channel and Professional businesses.

For the forty weeks ended October 6, 2018, comparable stores sales increased 2.0% driven by the factors discussed above and the strong performance of certain product categories as customers invested in repairs as a result of harsh winter weather.

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

Gross Profit

The increase in the gross profit rate for the twelve and forty weeks ended October 6, 2018 was driven by increased Net sales by the factors previously discussed, an improvement in inventory management related to a more disciplined approach to sourcing and utilizing inventory on hand and continued material cost optimization efforts. This improvement in margin was partially offset by increased supply chain costs due to higher fuel prices, as well as distribution center costs related to the new locations opened in the second half of 2017.

Selling, general and administrative expenses (“SG&A”)

The increase in SG&A for the twelve weeks ended October 6, 2018 was primarily driven by higher bonus and medical expenses, partially offset by lower insurance claims resulting from an increased focus on vehicle and employee safety. The increase in SG&A for the forty weeks ended October 6, 2018 was driven by similar factors.

Income Taxes

Our effective income tax rate was 21.2% and 33.3% for the twelve weeks ended October 6, 2018 and October 7, 2017 and our effective income tax rate was 23.7% and 34.8% for the forty weeks ended October 6, 2018 and October 7, 2017. The decrease in the effective tax rate for both twelve and forty weeks ended October 6, 2018 was primarily related to the reduction of the federal tax rate from 35% to 21% due to the enactment of the U.S. Tax Cuts and Jobs Act (the “Act”) in December 2017, which favorably impacted our Net income for the twelve and forty weeks ended October 6, 2018 by $20.6 million or $0.27 per diluted share and $68.0 million or $0.92 per diluted share. During the third quarter of 2018, and in conjunction with the completion of our 2017 U.S. income tax return, we identified certain adjustments to amounts previously recorded for the remeasurement of the net deferred tax liability and nonrecurring repatriation tax on accumulated earnings of foreign subsidiaries that resulted in a net tax benefit of $5.7 million. Our analysis under Staff Accounting Bulletin No. 118 is complete.

Reconciliation of Non-GAAP Financial Measures

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes certain financial measures not derived in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Non-GAAP financial measures should not be used as a substitute for GAAP financial measures, or considered in isolation, for the purpose of analyzing our operating performance, financial position or cash flows. We have presented these non-GAAP financial measures as we believe that the presentation of our financial results that exclude (1) non-operational expenses associated with the integration of General Parts International, Inc. (“GPI”) and store closure and consolidation costs; (2) non-cash charges related to the acquired GPI intangibles; and (3) transformation expenses under our strategic business plan; and (4) nonrecurring impact of the Act, is useful and indicative of our base operations because the expenses vary from period to period in terms of size, nature and significance and/or relate to the integration of GPI and store closure and consolidation activity in excess of historical levels. These measures assist in comparing our current operating results with past periods and with the operational performance of other companies in our industry. The disclosure of these measures allows investors to evaluate our performance using the same measures management uses in developing internal budgets and forecasts and in evaluating management’s compensation. Included below is a description of the expenses that we have determined are not normal, recurring cash operating expenses necessary to operate our business and the rationale for why providing these measures is useful to investors as a supplement to the GAAP measures.

GPI Integration Expenses—We acquired GPI for $2.08 billion in 2014 and are in the midst of a multi-year plan to integrate the operations of GPI with Advance. This includes the integration of product brands and assortments, supply chain and information technology. The integration is being completed in phases and the nature and timing of expenses will vary from quarter to quarter over several years. The integration of product brands and assortments was primarily completed in 2015. Our focus then shifted to integrating the supply chain and information technology systems. Due to the size of the acquisition, we consider these expenses to be outside of our base business. Therefore, we believe providing additional information in the form of non-GAAP measures that exclude these costs is beneficial to the users of our financial statements in evaluating the operating performance of our base business and our sustainability once the integration is completed.

Store Closure and Consolidation Expenses—Store closure and consolidation expenses consist of expenses associated with our plans to convert and consolidate the Carquest stores acquired from GPI. The conversion and consolidation of the Carquest stores is a multi-year process that began in 2014. As of October 6, 2018, 354 Carquest stores acquired from GPI had been consolidated into existing Advance stores and 423 stores had been converted to the Advance format. While periodic store closures are common, these closures represent a significant program outside of our typical market evaluation process. We believe it is useful to provide additional non-GAAP measures that exclude these costs to provide investors greater comparability of our base business and core operating performance. We also continue to have store closures that occur as part of our normal market evaluation process and have not excluded the expenses associated with these store closures in computing our non-GAAP measures.

Transformation Expenses—We expect to recognize a significant amount of transformation expenses over the next several years as we transition from integration of our Advance/CQ businesses to a plan that involves a more holistic and integrated transformation of the entire Company, including WP and AI. These expenses will include, but are not limited to, restructuring costs, third-party professional services and other significant costs to integrate and streamline our operating structure across the enterprise. We are focused on several areas throughout Advance, such as supply chain and information technology.

U.S. Tax Reform—On December 22, 2017, the Act was signed into law. The Act amends the Internal Revenue Code of 1986 by, among other things, permanently lowering the corporate tax rate to 21% from the existing maximum rate of 35%, implementing a territorial tax system and imposing a one-time repatriation tax on deemed repatriated earnings of foreign subsidiaries. During the third quarter of 2018, and in conjunction with the completion of our 2017 U.S. income tax return, we identified certain adjustments to amounts previously recorded for the remeasurement of the net deferred tax liability and nonrecurring repatriation tax on accumulated earnings foreign subsidiaries.

We have included a reconciliation of this information to the most comparable GAAP measures in the following table:

	Twelve Weeks Ended		Forty Weeks Ended
(in millions, except per share data)	October 6, 2018	October 7, 2017	October 6, 2018	October 7, 2017
Net income (GAAP)	$115.8	$96.0	$370.4	$291.0
Cost of sales adjustments:
Transformation expenses	0.5	—	5.8	—
SG&A adjustments:
GPI integration and store consolidation costs	1.8	3.6	4.7	23.3
GPI amortization of acquired intangible assets	8.8	9.1	29.3	30.5
Transformation expenses	28.4	3.0	63.2	35.7
Other income adjustment (1)	—	—	—	(8.9)
Provision for income taxes on adjustments (2)	(9.7)	(5.9)	(25.2)	(30.7)
Impact of the Act	(5.7)	—	(5.7)	—
Adjusted net income (Non-GAAP)	$140.0	$105.7	$442.5	$341.0

Diluted earnings per share (GAAP)	$1.56	$1.30	$4.99	$3.93
Adjustments, net of tax	0.33	0.13	0.97	0.67
Adjusted EPS (Non-GAAP)	$1.89	$1.43	$5.96	$4.60

Note: Table amounts may not foot due to rounding.

(1)	The adjustment to Other income for the forty weeks ended October 7, 2017 relates to income recognized from an indemnification agreement associated with the acquisition of GPI.

(2)	The income tax impact of non-GAAP adjustments is calculated using the estimated tax rate in effect for the respective non-GAAP adjustments.

Liquidity and Capital Resources

Overview

Our primary cash requirements necessary to maintain our current operations include payroll and benefits, inventory purchases, contractual obligations, capital expenditures, payment of income taxes and funding of initiatives under our strategic business plan. In addition, we may use available funds for acquisitions, to repay borrowings under our credit facility, to periodically repurchase shares of our common stock under our stock repurchase programs and for the payment of quarterly cash dividends. Historically, we have funded these requirements primarily through cash generated from operations, supplemented by borrowings under our credit facilities and notes offerings as needed. We believe funds generated from our expected results of operations, available cash and cash equivalents, and available borrowings under our credit facility will be sufficient to fund our primary obligations for the next year.

Share Repurchase Program

Our share repurchase program permits the repurchase of our common stock on the open market or in privately negotiated transactions from time to time. On August 8, 2018, our Board of Directors authorized a $600.0 million share repurchase program. This new authorization replaced the previous $500.0 million share repurchase program which was authorized by our Board of Directors on May 14, 2012. For further information about our share repurchase program, see Note 9, Share Repurchase Program, included in our condensed consolidated financial statements.

Analysis of Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities:

	Forty Weeks Ended
(in millions)	October 6, 2018	October 7, 2017
Cash flows provided by operating activities	$681.5	$401.0
Cash flows used in investing activities	(103.7)	(154.8)
Cash flows used in financing activities	(153.7)	(21.9)
Effect of exchange rate changes on cash	(1.1)	3.8
Net increase in Cash and cash equivalents	$423.1	$228.1
Note: Table amounts may not foot due to rounding.

Operating Activities

For the forty weeks ended October 6, 2018, net cash provided by operating activities increased by $280.5 million to $681.5 million compared to the comparable period of 2017. The net increase in operating cash flows compared to the prior year was primarily driven by an increase in net income and lower cash outflows resulting from our focus on working capital management.

Investing Activities

For the forty weeks ended October 6, 2018, net cash used in investing activities decreased by $51.1 million to $103.7 million compared to the comparable period of 2017. Cash used in investing activities for the forty weeks ended October 6, 2018 consisted primarily of purchases of property and equipment, which was $55.8 million lower than the comparable period of 2017 primarily driven by lower investments in new stores and the impact of disciplined capital expenditure policies implemented last year.

Our primary capital requirements relate to the funding of our new store developments and investments in our supply chain network and information technology. We lease approximately 84% of our stores. Our future capital requirements will depend in large part on the number and timing of new store developments (leased and owned locations) within a given year and the investments we make in our supply chain network and information technology. In 2018, we anticipate that our capital expenditures related to such investments will be up to $220.0 million, but may vary based on business conditions. During the forty weeks ended October 6, 2018, we opened 8 stores and 10 Worldpac branches compared to 43 stores and 4 branches during the comparable period of last year.

Financing Activities

For the forty weeks ended October 6, 2018, net cash used in financing activities was $153.7 million, an increase of $131.8 million as compared to the forty weeks ended October 7, 2017. This increase was primarily a result of returning cash to shareholders in the form of share repurchases and dividends.

Our Board of Directors has declared a $0.06 per share quarterly cash dividend since 2006. Any payments of dividends in the future will be at the discretion of our Board of Directors and will depend upon our results of operations, cash flows, capital requirements and other factors deemed relevant by our Board of Directors. On November 7, 2018, our Board of Directors declared a regular quarterly cash dividend of $0.06 per share to be paid on January 4, 2019 to all common shareholders of record as of December 21, 2018.

Long-Term Debt

As of October 6, 2018, we had a credit rating from Standard & Poor’s of BBB- and from Moody’s Investor Service of Baa2. The current outlooks by Standard & Poor’s and Moody’s are both stable. The current pricing grid used to determine our borrowing rate under our revolving credit facility is based on our credit ratings. If these credit ratings decline, our interest rate on outstanding balances may increase and our access to additional financing on favorable terms may be limited. In addition, it could reduce the attractiveness of certain vendor payment programs whereby third-party institutions finance arrangements to our vendors based on our credit rating, which could result in increased working capital requirements. Conversely, if these credit ratings improve, our interest rate may decrease.

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

During the forty weeks ended October 6, 2018, there were no changes to the critical accounting policies discussed in our 2017 Form 10-K. For a complete discussion of our critical accounting policies, refer to the 2017 Form 10-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in our exposure to market risk since December 30, 2017. Refer to Item 7A. Quantitative and Qualitative Disclosures about Market Risk in our 2017 Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are our controls and other procedures that are designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Internal controls over financial reporting, no matter how well designed, have inherent limitations, including the possibility of human error and the override of controls. Therefore, even those systems determined to be effective can provide only “reasonable assurance” with respect to the reliability of financial reporting and financial statement preparation and presentation. Further, because of changes in conditions, the effectiveness may vary over time.

Our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of October 6, 2018. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended October 6, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth the information with respect to repurchases of our common stock for the quarter ended October 6, 2018:

(in thousands, except per share data)	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 15, 2018 to August 11, 2018	3,103	$146.30	—	$600,000
August 12, 2018 to September 8, 2018	247,844	163.62	245,025	559,899
September 9, 2018 to October 6, 2018	474,900	168.07	474,900	480,081
Total	725,847	$166.46	719,925	$480,081

(1)
The aggregate cost of repurchasing shares in connection with the net settlement of shares issued as a result of the vesting of restricted stock units was $0.9 million, or an average price of $152.90 per share, during the twelve weeks ended October 6, 2018.

(2)	Our share repurchase program authorizing the repurchase of up to $600.0 million in common stock was authorized by our Board of Directors on August 8, 2018 and publicly announced on August 14, 2018.

ITEM 6.	EXHIBITS

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith
3.1	Restated Certificate of Incorporation of Advance Auto Parts, Inc., effective May 24, 2017.	10-Q	3.1	8/14/2018
3.2	Amended and Restated Bylaws of Advance Auto Parts, Inc., effective May 24, 2017.	10-Q	3.2	5/22/2018
10.1	Employment Agreement effective September 17, 2018 between Advance Auto Parts, Inc. and Jeffrey W. Shepherd				X
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCE AUTO PARTS, INC.

Date: November 13, 2018	/s/ Jeffrey W. Shepherd
Jeffrey W. Shepherd Executive Vice President, Chief Financial Officer, Controller and Chief Accounting Officer

S-1