Form 10-K
period 2018-12-29
ADVANCE AUTO PARTS INC
filed 2019-02-19
CIK 1158449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________.

Commission file number 001-16797
________________________

ADVANCE AUTO PARTS, INC.
(Exact name of registrant as specified in its charter)
________________________

Delaware (State or other jurisdiction of incorporation or organization)	54-2049910 (I.R.S. Employer Identification No.)

2635 East Millbrook Road Raleigh, North Carolina (Address of principal executive offices)	27604 (Zip Code)

(540) 362-4911
(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act

Title of each class Common Stock ($0.0001 par value)	Name of each exchange on which registered New York Stock Exchange

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of the last business day of the registrant’s most recently completed second fiscal quarter, July 13, 2018, the aggregate market value of common stock held by non-affiliates of the registrant was $9,863,346,448, based on the last sales price on July 13, 2018, as reported by the New York Stock Exchange.

As of February 15, 2019, the number of shares of the registrant’s common stock outstanding was 71,670,134 shares.

Documents Incorporated by Reference:

Portions of the registrant’s definitive proxy statement for its 2019 Annual Meeting of Stockholders, to be held on May 15, 2019, are incorporated by reference into Part III of this Form 10-K.

FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, may be forward-looking statements. Forward-looking statements are usually identified by the use of words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “likely,” “may,” “plan,” “position,” “possible,” “potential,” “probable,” “project,” “projection,” “should,” “strategy,” “will,” or similar expressions. These statements are based upon assessments and assumptions of management in light of historical results and trends, current conditions and potential future developments that often involve judgment, estimates, assumptions and projections. Forward-looking statements reflect current views about our plans, strategies and prospects, which are based on information currently available as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. Please refer to other filings made by the Company with the Securities and Exchange Commission for additional risk factors that could materially affect the Company’s actual results. Forward-looking statements are subject to risks and uncertainties, many of which are outside our control, which could cause actual results to differ materially from these statements. Therefore, you should not place undue reliance on those statements.

PART I

Item 1.    Business.

Unless the context otherwise requires, “Advance,” “we,” “us,” “our,” and similar terms refer to Advance Auto Parts, Inc., its subsidiaries and their respective operations on a consolidated basis. Our fiscal year consists of 52 or 53 weeks ending on the Saturday closest to December 31st of each year. Our fiscal year ended December 29, 2018 (“2018”), fiscal year ended December 30, 2017 (“2017”) and fiscal year ended December 31, 2016 (“2016”) included 52 weeks of operations.

Overview

We are a leading automotive aftermarket parts provider in North America, serving both professional installers (“Professional”), and “do-it-yourself” (“DIY”), customers as well as independently owned operators. Our stores and branches offer a broad selection of brand name, original equipment manufacturer (“OEM”) and private label automotive replacement parts, accessories, batteries and maintenance items for domestic and imported cars, vans, sport utility vehicles and light and heavy duty trucks. As of December 29, 2018, we operated 4,966 total stores and 143 branches primarily under the trade names “Advance Auto Parts”, “Autopart International”, “Carquest” and “Worldpac”.

We were founded in 1929 as Advance Stores Company, Incorporated and operated as a retailer of general merchandise until the 1980s. During the 1980s, we began targeting the sale of automotive parts and accessories to DIY customers. We initiated our Professional delivery program in 1996 and have steadily increased our sales to Professional customers since 2000. We have grown significantly as a result of comparable store sales growth, new store openings and strategic acquisitions. Advance Auto Parts, Inc., a Delaware corporation, was incorporated in 2001 in conjunction with the acquisition of Discount Auto Parts, Inc. In 2014, we acquired General Parts International, Inc. (“GPI”), a privately held company that was a leading distributor and supplier of original equipment and aftermarket automotive replacement products for Professional markets operating under the Carquest and Worldpac names.

Stores and Branches

Through our integrated operating approach, we serve our Professional and DIY customers through a variety of channels ranging from traditional “brick and mortar” store locations to self-service e-commerce sites. We believe we are better able to meet our customers’ needs by operating under several store names, which are as follows:

Advance Auto Parts — Our 4,380 stores as of December 29, 2018 are generally located in freestanding buildings with a focus on both Professional and DIY customers. The average size of an Advance Auto Parts store is approximately 7,600 square feet with the size of our typical new stores ranging from approximately 6,600 to 22,900 square feet. These stores carry a wide variety of products serving aftermarket auto part needs for both domestic and import vehicles. Our Advance Auto Parts stores carry a product offering of approximately 21,000 stock keeping units (“SKUs”), generally consisting of a custom mix of product based on each store’s respective market. Supplementing the inventory on-hand at our stores, additional less common SKUs are available in many of our larger stores (known as “HUB” stores). These additional SKUs are available on a same-day or next-day basis.

Autopart International — Our 185 stores as of December 29, 2018 operate primarily in the Northeastern and Mid-Atlantic regions of the United States with a focus on Professional customers. These stores specialize in imported aftermarket and private label branded auto parts. Autopart International stores offer approximately 54,000 SKUs through routine replenishment from their supply chain.

Carquest — Our 401 stores as of December 29, 2018, including 140 stores in Canada, are generally located in freestanding buildings with a primary focus on Professional customers, but also serving DIY customers. The average size of a Carquest store is approximately 7,300 square feet. These stores carry a wide variety of products serving the aftermarket auto part needs for both domestic and import vehicles with a product offering of approximately 21,000 SKUs. As of December 29, 2018, Carquest also served 1,231 independently owned stores that operate under the “Carquest” name.

Worldpac — Our 143 branches as of December 29, 2018 that principally serve Professional customers utilizing an efficient and sophisticated on-line ordering and fulfillment system.Worldpac branches are generally larger than our other store locations averaging approximately 26,400 square feet in size. Worldpac specializes in imported, OEM parts. Worldpac’s complete product offering includes over 165,000 SKUs for import and domestic vehicle carlines.

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
Wiper blades

We provide our customers with quality products, that are offered at a good, better or best recommendation differentiated by price and quality.

Our Customers

Our Professional customers consist primarily of customers for whom we deliver product from our store or branch locations to their places of business, including garages, service stations and auto dealers. Our Professional sales represented approximately 58% of our sales in 2018, 2017 and 2016. We also serve 1,231 independently owned Carquest stores with shipments directly from our distribution centers. Our DIY customers are primarily served through our stores and can also order online to pick up merchandise at a conveniently located store or have their purchases shipped directly to them. Except where prohibited, we also provide a variety of services at our stores free of charge to our customers, including:

•	Battery and wiper installation;

•	Battery charging;

•	Check engine light reading;

•	Electrical system testing, including batteries, starters, alternators and sensors;

•	“How-To” video clinics;

•	Oil and battery recycling; and

•	Loaner tool programs.

We also serve our customers online at www.AdvanceAutoParts.com. Our Professional customers can conveniently place their orders electronically, including through MyAdvance.com, by phone or in-store and we deliver product from our store or branch locations to their places of business.

Store Development

The key factors used in selecting sites and market locations in which we operate include population, demographics, traffic count, vehicle profile, number and strength of competitors’ stores and the cost of real estate. As of December 29, 2018, 4,948 stores and branches were located in 49 U.S. states and 2 U.S. territories and 161 stores and branches were located in 9 Canadian provinces.

We serve our Advance Auto Parts and Carquest stores primarily from our customer support centers in Raleigh, NC and Roanoke, VA. We also maintain a store support center in Newark, CA to support our Worldpac and e-commerce operations and in Norton, MA to support our Autopart International stores.

Supply Chain

Our supply chain consists of a network of distribution centers, HUBs, stores and branches that enable us to provide same-day or next-day availability to our customers. As of December 29, 2018, we operated 51 distribution centers, ranging in size from approximately 51,000 to 943,000 square feet with total square footage of approximately 11.5 million. Our smaller distribution centers primarily service our Carquest stores, including those that have converted to the Advance Auto Parts format, while our larger distribution centers primarily service Advance Auto Parts, Autopart International and Worldpac locations. In 2018, we closed distribution centers in Gallman, MS and San Antonio, TX.

Merchandise, Marketing and Advertising

In 2018, we purchased merchandise from over 1,100 vendors, with no single vendor accounting for more than 9% of purchases. Our purchasing strategy involves negotiating agreements to purchase merchandise over a specified period of time along with other provisions, including pricing, volume and payment terms.

Our merchandising strategy is to carry a broad selection of high quality and reputable brand name automotive parts and accessories that we believe will appeal to our Professional customers and also generate DIY customer traffic. Some of our brands include Bosch®, Castrol®, Dayco®, Denso®, Gates®, Moog®, Monroe®, NGK®, Prestone®, Purolator®, Trico® and Wagner®. In addition to these branded products, we stock a wide selection of high-quality private label products with a goal of appealing to to value-conscious customers. These lines of merchandise include chemicals, interior automotive accessories, batteries and parts under various private label names such as Autocraft®, Autopart International®, Driveworks®, Tough One® and Wearever®as well as the Carquest® brand.

Our marketing and advertising program is designed to drive brand awareness, consideration by consumers and omni-channel traffic by positioning Advance Auto Parts as the leader in parts availability, in-store parts and project expertise within the aftermarket auto parts category. We strive to exceed our customers’ expectations end-to-end through a comprehensive online and in-store pick up experience, extensive parts assortment, experienced parts professionals, Professional programs that are designed to build loyalty with our customers and our DIY customer loyalty program, Speed Perks. Our DIY campaign was developed around a multi-channel communications plan that brings together radio, television, direct marketing, social media, sponsorships, store events and Speed Perks.

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

Team Members

As of December 29, 2018, we employed approximately 40,000 full-time Team Members and approximately 31,000 part-time Team Members. Our workforce consisted of 85% of our Team Members employed in store-level operations, 11% employed in distribution and 4% employed in our corporate offices. As of December 29, 2018, less than 1% of our Team Members were represented by labor unions. We have never experienced any labor disruption.

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

Environmental Matters

We are subject to various federal, state and local laws and governmental regulations relating to the operation of our business, including those governing collection, transportation and recycling of automotive lead-acid batteries, used motor oil and other recyclable items, and ownership and operation of real property. We sell products containing hazardous materials as part of our business. In addition, our customers may bring automotive lead-acid batteries, used motor oil or other recyclable items onto our properties. We currently provide collection and recycling programs for used lead-acid batteries, used oil and other recyclable items at a majority of our stores as a service to our customers. Pursuant to agreements with third-party vendors, lead-acid batteries, used motor oil and other recyclable items are collected by our Team Members, deposited onto pallets or into vendor supplied containers and stored by us until collected by the third party vendors for recycling or proper disposal. The terms of our contracts with third party vendors require that they are in compliance with all applicable laws and regulations. Our third-party vendors who arrange for the removal, disposal, treatment or other handling of hazardous or toxic substances may be liable for the costs of removal or remediation at any affected disposal, treatment or other site affected by such substances. Based on our experience, we do not believe that there are any material environmental costs associated with the current business practice of accepting lead-acid batteries, used oil and other recyclable items as these costs are borne by the respective third-party vendors.

We own and lease real property. Under various environmental laws and regulations, a current or previous owner or operator of real property may be liable for the cost of removal or remediation of hazardous or toxic substances on, under or in such property. These laws often impose joint and several liability and may be imposed without regard to whether the owner or operator knew of, or was responsible for, the release of such hazardous or toxic substances. Other environmental laws and common law principles also could be used to impose liability for releases of hazardous materials into the environment or work place, and third parties may seek recovery from owners or operators of real properties for personal injury or property damage associated with exposure to released hazardous substances. From time to time, we receive notices from the U.S. Environmental Protection Agency and state environmental authorities indicating that there may be contamination on properties we own, lease or operate or may have owned, leased or operated in the past or on adjacent properties for which we may be responsible. Compliance with these laws and regulations and clean-up of released hazardous substances have not had a material impact on our operations to date.

Available Information

Our Internet address is www.AdvanceAutoParts.com. Our website and the information contained therein or linked thereto are not part of this Annual Report on Form 10-K for 2018. We make available free of charge through our Internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, registration statements and amendments to those reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish them to the SEC. The SEC maintains a website that contains reports, proxy statements and other information regarding issuers that file electronically with the SEC. These materials may be obtained electronically by accessing the SEC’s website at www.sec.gov.

Item 1A. Risk Factors.

Our business is subject to a variety of risks. Our business, financial condition, results of operations and cash flows could be negatively impacted by the following risk factors. These risks are not the only risks that may impact our business.

If overall demand for the products we sell declines, our business, financial condition, results of operations and cash flows will suffer. Decreased demand could also negatively impact our stock price.

Overall demand for products sold by our stores depends on many factors and may decrease due to any number of reasons, including:

•
a decrease in the total number of vehicles on the road or in the number of annual miles driven or significant increase in the use of ridesharing services, because fewer vehicles means less maintenance and repairs, and lower vehicle mileage, which decreases the need for maintenance and repair;

•
the economy, because during periods of declining economic conditions and rising interest rates, consumers may reduce their discretionary spending by deferring vehicle maintenance or repair and new car purchases, which may impact the number of cars requiring repair in the future;

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

•
an increase in internet-based retailers, because potentially favorable prices and ease of use of purchasing parts via other websites on the internet may decrease the need for customers to visit and purchase their aftermarket parts from our physical stores and may cause fewer customers to order aftermarket parts on our website;

•
technological advances, such as battery electric vehicles, and the increase in quality of vehicles manufactured, because vehicles that need less frequent maintenance or have lower part failure rates will require less frequent repairs using aftermarket parts and, in the case of battery electric vehicles, do not require oil changes; and

•
the refusal of vehicle manufacturers to make available diagnostic, repair and maintenance information to the automotive aftermarket industry that our Professional and DIY customers require to diagnose, repair and maintain their vehicles, because this may force consumers to have a majority of diagnostic work, repairs and maintenance performed by the vehicle manufacturers’ dealer networks.

If we are unable to compete successfully against other companies in the automotive aftermarket industry we may lose customers and our revenues may decline.

The sale of automotive parts, accessories and maintenance items is highly competitive and influenced by a number of factors, including name recognition, location, price, quality, product availability and customer service. We compete in both the Professional and DIY categories of the automotive aftermarket industry, primarily with: (i) national and regional chains of automotive parts stores, (ii) internet-based retailers, (iii) discount stores and mass merchandisers that carry automotive products, (iv) wholesalers or jobbers stores, including those associated with national parts distributors or associations (v) independently owned stores and (vi) automobile dealers that supply parts. These competitors and the level of competition vary by market. Some of our competitors may possess advantages over us in certain markets we share, including with respect to the level of marketing activities, number of stores, store locations, store layouts, operating histories, name recognition, established customer bases, vendor relationships, prices and product warranties. Internet-based retailers may possess cost advantages over us due to lower overhead costs, time and travel savings and ability to price competitively. In order to compete favorably, we may need to increase delivery speeds and incur higher shipping costs. Consolidation among our competitors could enhance their market share and financial position, provide them with the ability to achieve better purchasing terms and allow them to provide more competitive prices to customers for whom we compete.

In addition, our reputation is critical to our continued success. Customers are increasingly shopping, reading reviews and comparing products and prices on-line. If we fail to maintain high standards for, or receive negative publicity (whether through social media or traditional media channels) relating to, product safety and quality or our integrity and reputation, we could lose customers to our competition. The product we sell is branded both in brands of our vendors and in our own private label brands. If the perceived quality or value of the brands we sell declines in the eyes of our customers, our results of operations could be negatively affected.

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

We have identified numerous initiatives as part of our business strategy to increase sales to both Professional and DIY customers and expand our margins in order to increase our earnings and cash flows. If we are unable to implement these initiatives efficiently and effectively, our business, financial condition, results of operations and cash flows could be adversely affected. For a description of select initiatives, see Note 4, Exit Activities and Other Initiatives, of the Notes to the Consolidated Financial Statements included herein.

Our inventory and ability to meet customer expectations may be adversely impacted by factors out or our control.

For that portion of our inventory manufactured and/or sourced outside the United States, geopolitical changes, changes in trade regulations or tariff rates, currency fluctuations, work stoppages, labor strikes, port delays, civil unrest, natural disasters, pandemics and other factors beyond our control may increase the cost of items we purchase or create shortages that could have a material adverse effect on our sales and profitability. In addition, unanticipated changes in consumer preferences or any unforeseen hurdles to meeting our customers’ needs for automotive products (particularly parts availability) in a timely manner could undermine our business strategy.

If we are unable to successfully implement our growth strategy, keep existing store locations or open new locations in desirable places on favorable terms, it could adversely affect our business, financial condition, results of operations and cash flows.

We intend to continue to expand the markets we serve as part of our growth strategy, which may include opening new stores or branches, as well as expansion of our online business. We may also grow our business through strategic acquisitions. We do not know whether the implementation of our growth strategy will be successful. As we expand our market presence through various means, it becomes more critical that we have consistent and effective execution across all of our Company’s locations and brands. We are unsure whether we will be able to open and operate new locations on a timely or sufficiently profitable basis, or that opening new locations in markets we already serve will not harm the profitability or comparable store sales of existing locations. The newly opened and existing locations’ profitability will depend on the competition we face as well as our ability to properly stock, market and price the products desired by customers in these markets. The actual number and format of any new locations to be opened and the success of our growth strategy will depend on a number of factors, including, among other things:

•the availability of desirable locations;
•the negotiation of acceptable lease or purchase terms for new locations;
•the availability of financial resources, including access to capital at cost-effective interest rates;
•our ability to expand our on-line offerings and sales; and
•our ability to manage the expansion and to hire, train and retain qualified Team Members.

We compete with other retailers and businesses for suitable locations for our stores. Local land use and zoning regulations, environmental regulations and other regulatory requirements may impact our ability to find suitable locations and influence the cost of constructing, renovating and operating our stores. In addition, real estate, zoning, construction and other delays may adversely affect store openings and renovations and increase our costs. Further, changing local demographics at existing store locations may adversely affect revenue and profitability levels at those stores. The termination or expiration of leases at existing store locations may adversely affect us if the renewal terms of those leases are unacceptable to us and we are forced to close or relocate stores. If we determine to close or relocate a store subject to a lease, we may remain obligated under the applicable lease for the balance of the lease term. In addition to potentially incurring costs related to lease obligations, we may also incur severance or other facility closure costs for stores that are closed or relocated.

If we are unable to successfully integrate future acquisitions into our existing operations, it could adversely affect our business, financial condition, results of operations and cash flows.

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

If we experience difficulties implementing various information systems, including our new enterprise resource planning system (“ERP”), our ability to conduct or business could be negatively impacted.

We are dependent on information systems to facilitate the day-to-day operations of the business and to produce timely, accurate and reliable information on financial and operational results. We are in process of implementing various information systems, including a new ERP. These implementations will require significant investment of human and financial resources, and we may experience significant delays, increased costs and other difficulties with these projects. Any significant disruption or deficiency in the design and implementation of these information systems could adversely affect our ability to process orders, ship product, send invoices and track payments, fulfill contractual obligations or otherwise operate our business. While we have invested meaningful resources in planning, project management and training, additional and serious implementation issues may arise as we integrate onto these new information systems that may disrupt our operations and negatively impact our business, financial condition, results of operations and cash flows.

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

We are dependent on our vendors continuing to supply us quality products on payment terms that are favorable to us. If our merchandise offerings do not meet our customers’ expectations regarding safety and quality, we could experience lost sales, increased costs and exposure to legal and reputational risk. All of our suppliers must comply with applicable product safety laws, and we are dependent on them to ensure that the products we buy comply with all safety and quality standards. Events that give rise to actual, potential or perceived product safety concerns could expose us to government enforcement action and private litigation and result in costly product recalls and other liabilities. To the extent our suppliers are subject to additional government regulation of their product design and/or manufacturing processes, the cost of the merchandise we purchase may rise. In addition, negative customer perceptions regarding the safety or quality of the products we sell could cause our customers to seek alternative sources for their needs, resulting in lost sales. In those circumstances, it may be difficult and costly for us to regain the confidence of our customers.

Our reliance on suppliers subjects us to various risks and uncertainties which could affect our financial results.

We source the products we sell from a wide variety of domestic and international suppliers. Our financial results depend on us securing acceptable terms with our suppliers for, among other things, the price of merchandise we purchase from them, funding for various forms of promotional programs, payment terms and terms covering returns and factory warranties. To varying degrees, our suppliers may be able to leverage their competitive advantages - for example, their financial strength, the strength of their brand with customers, their own stores or online channels or their relationships with other retailers - to our commercial disadvantage. Generally, our ability to negotiate favorable terms with our suppliers is more difficult with suppliers for whom our purchases represent a smaller proportion of their total revenues, consequently impacting our profitability from such vendor relationships. We have established standards for product safety and quality and workplace standards that we require all our suppliers to meet. We do not condone human trafficking, forced labor, child labor, harassment or abuse of any kind, and we expect our suppliers to operate within these same principles. Our ability to find qualified suppliers who can supply products in a timely and efficient manner that meet our standards can be challenging. Suppliers may also fail to invest adequately in design, production or distribution facilities, may reduce their customer incentives, advertising and promotional activities or change their pricing policies. If we encounter any of these issues with our suppliers, our business, financial condition, results of operations and cash flows could be adversely impacted.

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

In addition, the trend towards consolidation among automotive parts suppliers as well as the off-shoring of manufacturing capacity to foreign countries may disrupt or end our relationship with some suppliers, and could lead to less competition and result in higher prices. We could also be negatively impacted by suppliers who might experience bankruptcies, work stoppages, labor strikes, changes in foreign or domestic trade policies, changes in tariff rates or other interruptions to or difficulties in the manufacture or supply of the products we purchase from them.

Deterioration in macro-economic conditions or an increase in fuel costs or proposed or additional tariffs may have a negative impact on our customers’ net worth, financial resources, disposable income or willingness or ability to pay for accessories, maintenance or repair for their vehicles, resulting in lower sales in our stores. An increase in fuel costs may also reduce the overall number of miles driven by our customers resulting in fewer parts failures and a reduced need for elective maintenance.

Rising energy prices also directly impact our operating and product costs, including our store, supply chain, Professional delivery, utility and product acquisition costs.

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

We are sometimes the subject of complaints or litigation, which may include class action litigation from customers, Team Members or others for various actions. From time to time, we are involved in litigation involving claims related to, among other things, breach of contract, tortious conduct, employment, labor discrimination, breach of laws or regulations (including The Americans With Disabilities Act), payment of wages, exposure to asbestos or potentially hazardous product, real estate and product defects. The damages sought against us in some of these litigation proceedings are substantial. Although we maintain liability insurance for some litigation claims, if one or more of the claims were to greatly exceed our insurance coverage limits or if our insurance policies do not cover a claim, this could have a material adverse effect on our business, financial condition, results of operations and cash flows. For instance, we are currently subject to a putative securities class action regarding past public disclosures (see Item 3, "Legal Proceedings" of this annual report) and to several lawsuits alleging injury as a result of exposure to asbestos-containing products (see Note 14, Contingencies, of the Notes to the Consolidated Financial Statements included herein).

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

Despite our efforts, our security measures may be breached in the future due to a cyber-attack, computer malware viruses, exploitation of hardware and software vulnerabilities, Team Member error, malfeasance, fraudulent inducement (including so-called “social engineering” attacks and “phishing” scams) or other acts. While we have experienced threats to our data and systems, including phishing attacks, to date we are not aware that we have experienced a material cyber-security breach that has in any manner hindered our operational capabilities. Unauthorized parties may in the future obtain access to our data or the data of our customers, suppliers or Team Members or may otherwise cause damage to or interfere with our equipment, our data and/or our network including our supply chain. Any breach, damage to or interference with our equipment or our network, or unauthorized access in the future could result in significant operational difficulties including legal and financial exposure and damage to our reputation that could potentially have an adverse effect on our business. While we also seek to obtain assurances that others we interact with will protect confidential information, there is always the risk that the confidentiality or accessibility of data held or utilized by others may be compromised. If a compromise of our data security or function of our computer systems or website were to occur, it could have a material adverse effect on our operating results and financial condition and possibly subject us to additional legal, regulatory and operating costs and damage our reputation in the marketplace.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The following table summarizes the location, ownership status and total square footage of space utilized for distribution centers, principal corporate offices and retail stores and branches at the end of 2018:

		Square Footage (in thousands)
	Location	Leased	Owned
Distribution Centers	51 locations in 33 U.S. states and 4 Canadian provinces	7,298	4,183
Customer Support Centers:
Raleigh, NC	Raleigh, NC	177	—
Roanoke, VA	Roanoke, VA	253	—
Stores and branches	4,948 stores and branches in 49 U.S. states and 2 U.S. territories and 161 stores and branches in 9 Canadian provinces	35,525	6,210

Item 3. Legal Proceedings.

On February 6, 2018, a putative class action on behalf of purchasers of our securities who purchased or otherwise acquired their securities between November 14, 2016 and August 15, 2017, inclusive (the “Class Period”), was commenced against us and certain of our current and former officers in the U.S. District Court for the District of Delaware. The plaintiff alleges that the defendants failed to disclose material adverse facts about our financial well-being, business relationships, and prospects during the alleged Class Period in violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The case is still in its preliminary stages. We strongly dispute the allegations of the complaint and intend to defend the case vigorously.

Refer to discussion in Note 14, Contingencies, of the Notes to the Consolidated Financial Statements included herein for information relating to additional legal proceedings.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “AAP”.

At February 15, 2019, there were 348 holders of record of our common stock, which does not include the number of beneficial owners whose shares were represented by security position listings.

Our stock repurchase program authorizing the repurchase of up to $600.0 million in common stock was authorized by our Board of Directors on August 8, 2018 and publicly announced on August 14, 2018. The following table sets forth information with respect to repurchases of our common stock for the fourth quarter ended December 29, 2018:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs (In thousands)
October 7, 2018 to November 3, 2018	486,728	$164.53	486,723	$400,000
November 4, 2018 to December 1, 2018	6,215	169.44	—	400,000
December 2, 2018 to December 29, 2018	470,834	156.61	465,085	327,218
Total	963,777	$160.69	951,808	$327,218

(1)
The aggregate cost of repurchasing shares in connection with the net settlement of shares issued as a result of the vesting of restricted stock units was $2.0 million, or an average price of $167.87 per share, during the twelve weeks ended December 29, 2018.

Stock Price Performance

The following graph shows a comparison of the cumulative total return on our common stock, the Standard & Poor’s 500 Index and the Standard & Poor’s Retail Index. The graph assumes that the value of an investment in our common stock and in each such index was $100 on December 28, 2013, and that any dividends have been reinvested. The comparison in the graph below is based solely on historical data and is not intended to forecast the possible future performance of our common stock.

COMPARISON OF CUMULATIVE TOTAL RETURN AMONG
ADVANCE AUTO PARTS, INC., S&P 500 INDEX
AND S&P RETAIL INDEX

Company/Index	December 28, 2013	January 3, 2015	January 2, 2016	December 31, 2016	December 30, 2017	December 29, 2018
Advance Auto Parts	$100.00	$144.25	$136.93	$153.86	$90.69	$141.43
S&P 500 Index	$100.00	$114.11	$115.71	$129.55	$157.84	$149.63
S&P Retail Index	$100.00	$109.80	$137.39	$143.76	$185.59	$206.28

Item 6.    Selected Consolidated Financial Data.

The following table sets forth our selected historical consolidated statements of operations, balance sheets and other operating data. Included in this table are key metrics and operating results used to measure our financial progress. The selected historical consolidated financial and other data (excluding the Selected Store Data and Performance Measures) as of December 29, 2018 and December 30, 2017 and for the years ended December 29, 2018, December 30, 2017 and December 31, 2016 have been derived from our audited consolidated financial statements and the related notes included elsewhere in this report. The historical consolidated financial and other data as of December 31, 2016, January 2, 2016 and January 3, 2015 and for the fiscal years ended January 2, 2016 (“2015”) and January 3, 2015 (“2014”) have been derived from our audited consolidated financial statements and the related notes that have not been included in this report. You should read this data along with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this report.

(in thousands, except per share data, store data and ratios)	Year (1)
	2018	2017	2016	2015	2014
Statement of Operations Data:
Net sales	$9,580,554	$9,373,784	$9,567,679	$9,737,018	$9,843,861
Gross profit	$4,219,413	$4,085,049	$4,255,915	$4,422,772	$4,453,613
Operating income	$604,275	$570,212	$787,598	$825,780	$851,710
Net income (2)	$423,847	$475,505	$459,622	$473,398	$493,825
Basic earnings per common share	$5.75	$6.44	$6.22	$6.45	$6.75
Diluted earnings per common share	$5.73	$6.42	$6.20	$6.40	$6.71
Cash dividends declared per basic share	$0.24	$0.24	$0.24	$0.24	$0.24

Balance Sheet and Other Financial Data:
Total assets	$9,040,648	$8,482,301	$8,315,033	$8,127,701	$7,954,392
Total debt	$1,045,930	$1,044,677	$10,433,255	$1,206,895	$1,628,927
Total stockholders’ equity	$3,550,813	$3,415,196	$2,916,192	$2,460,648	$2,002,912

Selected Store Data and Performance Measures:
Comparable store sales growth (3)	2.3%	(2.0%)	(1.4%)	0.0%	2.0%
Number of stores, beginning of year	5,183	5,189	5,293	5,372	4,049
New stores	27	60	78	121	1,487
Closed stores	(101)	(66)	(182)	(200)	(164)
Number of stores, end of year	5,109	5,183	5,189	5,293	5,372

(1)
All fiscal years presented are 52 weeks, with the exception of 2014, which consisted of 53 weeks. The impact of week 53 included in sales, gross profit and selling, general and administrative expenses for 2014 was $150.4 million, $67.8 million and $46.7 million.

(2)
Net income for 2018 and 2017 includes an income tax benefit of $5.7 million and $143.8 million related to the U.S. Tax Cuts and Jobs Act (the “Act”) that was signed into law on December 22, 2017. Refer to discussion in Note 12, Income Taxes, of the Notes to the Consolidated Financial Statements included herein for further information.

(3)
Comparable store sales include net sales from our stores, branches and e-commerce websites. Sales to independently owned Carquest branded stores are excluded from our comparable store sales. The change in store sales is calculated based on the change in net sales starting once a store or branch has been open for 13 complete accounting periods (each period represents four weeks). Relocations are included in comparable store sales from the original date of opening. Acquired stores are included in our comparable store sales once the stores have completed 13 complete accounting periods following the acquisition date (approximately one year). Comparable store sales growth for 2014 excludes sales from the 53rd week of 2014.

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

Management Overview

Net sales increased 2.2% in 2018, primarily driven by an increase in comparable store sales. We experienced improvement across all regions with stronger sales growth in our Mid-Atlantic, Midwest and Northeast regions, growth in our Professional and Canadian businesses, as well as increased sales in several product categories.

Our gross margin expansion for 2018 was primarily driven by our increase in comparable sales, an improvement in inventory management related to utilizing inventory on hand and continued material cost optimization efforts. These improvements in margin were partially offset by increased supply chain costs due to higher fuel prices and transportation costs.

Our diluted earnings per share in 2018 was $5.73 compared to $6.42 in 2017. When adjusted for the following non-operational items, our adjusted diluted earnings per share (“adjusted EPS”) in 2018 was $7.13 compared to $5.37 during 2017:

	Year Ended
	December 29, 2018	December 30, 2017
GPI integration and store closure and consolidation expenses	$0.07	$0.22
GPI amortization of acquired intangible assets	$0.39	$0.33
Transformation expenses	$1.02	$0.41
Other income adjustment	$—	$(0.07)
Impact of the Act	$(0.08)	$(1.94)

Refer to “Reconciliation of Non-GAAP Financial Measures” for further details of our comparable adjustments and the usefulness of such measures to investors.

Summary of 2018 Financial Results

A high-level summary of our financial results and other highlights from 2018 includes:

•	Net sales during 2018 were $9,580.6 million, an increase of 2.2% as compared to 2017, which primarily related to a comparable store sales growth of 2.3%.

•
Operating income for 2018 was $604.3 million, an increase of $34.1 million from 2017. As a percentage of total sales, operating income was 6.3%, an increase of 22 basis points as compared to 2017, due to an increase in comparable store sales, continued material cost improvement and lower GPI integration and store closure and consolidation costs. Partially offsetting these improvements, we incurred an increase in supply chain costs, higher bonus, an increase in costs relating to our transformation plan and an increase in spending related to our new marketing campaign.

•
Inventories as of December 29, 2018 increased $194.1 million, or 4.7%, as compared to 2017. This increase was driven by our implementation of demand-based assortment, higher purchases to ensure future replenishment capabilities throughout our supply chain and the additional Worlpac branches we opened in 2018.

•	We generated cash flow from operations of $811.0 million during 2018, an increase of 35.0% compared to 2017, primarily due to improvements to working capital.

•
Provision for income taxes increased $86.7 million to $131.4 million in 2018 as compared to $44.8 million in 2017 primarily due to a net $143.8 million one-time tax benefit associated with the Act that was recorded in 2017, which was partially offset by the reduction of the federal tax rate from 35% to 21% due to the enactment of the Act.

Refer to “Results of Operations” and “Liquidity and Capital Resources” for further details on our results.

Business Update

We continue to make progress on the various elements of our strategic business plan, which is focused on improving the customer experience and driving consistent execution for both Professional and DIY customers. To achieve these improvements, we have undertaken planned transformation actions to help build a foundation for long-term success across the entire company. These transformation actions include:

•
Improvement of our common catalog of products across our Professional and DIY businesses — AAP, Carquest (“CQ”), Worldpac (“WP”) and Autopart International (“AI”) that was completed in the first half of 2018.

•
Development of a demand-based assortment, leveraging purchase and search history from the common catalog, versus our existing push-down supply approach. This technology is a first step in moving from a supply-driven to a demand-driven assortment.

•	Progress in the early development of a more efficient end-to-end supply chain to deliver our broad assortment.

•	Continued movement towards optimizing our footprint by market to drive share, repurposing of our in-market store and asset base and optimizing our distribution centers.

•
Creation of new Professional omni-channel capabilities to reach our customers in the manner that is most desirable for them, including the launch of MyAdvance.com, an interactive, easy-to-use, mobile-friendly platform where we have combined multiple online tools and capabilities into one place.

•	Entered into strategic partnership with Walmart.com that we expect to enable us to reach a much broader group of DIY customers and help drive our DIY market share growth.

•	Continued focus on Worldpac branch openings in 2018 to drive Professional growth while investing in online and digital to drive DIY improvements.

Industry Update

Operating within the automotive aftermarket industry, we are influenced by a number of general macroeconomic factors, many of which are similar to those affecting the overall retail industry. These factors include, but are not limited to:

•	Fuel costs

•	Unemployment rates

•	Consumer confidence

•	Competition

•	Changes in new car sales

•	Miles driven

•	Vehicle manufacturer warranties

•	Average age of vehicles in operation

•	Economic and political uncertainty

•	Deferral of elective automotive maintenance and improvements in new car quality

While these factors tend to fluctuate, we remain confident in the long-term growth prospects for the automotive parts industry.

Results of Operations

The following table sets forth certain of our operating data expressed as a percentage of net sales for the periods indicated.

	Year Ended						2018 vs. 2017 $ Change	Basis Points	2017 vs. 2016 $ Change	Basis Points
(in millions)	December 29, 2018		December 30, 2017		December 31, 2016
Net sales	$9,580.6	100.0%	$9,373.8	100.0%	$9,567.7	100.0%	$206.8	—	$(193.9)	—
Cost of sales	5,361.1	56.0	5,288.7	56.4	5,311.8	55.5	72.4	(46)	(23.0)	90
Gross profit	4,219.4	44.0	4,085.0	43.6	4,255.9	44.5	134.4	46	(170.9)	(90)
SG&A	3,615.1	37.7	3,514.8	37.5	3,468.3	36.3	100.3	24	46.5	125
Operating income	604.3	6.3	570.2	6.1	787.6	8.2	34.1	22	(217.4)	(215)
Interest expense	(56.6)	(0.6)	(58.8)	(0.6)	(59.9)	(0.6)	2.2	4	1.1	—
Other income, net	7.6	0.1	8.8	0.1	11.1	0.1	(1.3)	(2)	(2.3)	(2)
Provision for income taxes	131.4	1.4	44.8	0.5	279.2	2.9	86.7	89	(234.5)	(244)
Net income	$423.8	4.4%	$475.5	5.1%	$459.6	4.8%	$(51.7)	(65)	$15.9	27
Note: Table amounts may not foot due to rounding.

2018 Compared to 2017

Net Sales

Net sales for 2018 were $9,580.6 million, an increase of $206.8 million, or 2.2%, from net sales in 2017. This increase was primarily due to our comparable store sales growth of 2.3%. Our growth in comparable store sales was driven by an overall improvement across our business in 2018, growth in our Professional and Canadian businesses, increased sales in several product categories and strong spring and summer selling seasons, partially offset by decreased sales in the winter season resulting from extreme cold temperatures.

Gross Profit

Gross profit for 2018 was $4,219.4 million, or 44.0% of net sales, as compared to $4,085.0 million, or 43.6% of net sales, in 2017, an increase of 46 basis points. The increase in gross profit as a percentage of net sales was primarily the result of an improvement in inventory management related to utilizing inventory on hand and material cost optimization efforts, as well as a continued focus on productivity initiatives throughout the year. These improvements in margin were partially offset by increased supply chain costs due to higher fuel prices and transportation costs.

SG&A

SG&A for 2018 was $3,615.1 million, or 37.7% of net sales, as compared to $3,514.8 million, or 37.5% of net sales, for 2017, an increase of 24 basis points. This increase as a percentage of net sales was primarily due to costs incurred in connection with our transformation plan, higher bonus and increased spending related to our new marketing campaign. Partially offsetting these costs were lower GPI integration and store closure and consolidation and insurance and claims expense in 2018 compared to the prior year, as well as a continued focus on expense management throughout the year.

Income Taxes

Our effective income tax rate was 23.7% and 8.6% for 2018 and 2017. The increase in our effective tax rate for 2018 compared to 2017 was primarily related to the net tax benefit of $143.8 million related to the Act that was recorded in 2017. This was partially offset by the reduction of the federal tax rate from 35% to 21% due to the enactment of the Act, which favorably impacted our Net income for 2018 by $77.7 million, or $1.05 per diluted share. During the third quarter of 2018 in conjunction with the completion of our 2017 U.S. income tax return, we identified a change in estimate to amounts previously recorded for the remeasurement of the net deferred tax liability and nonrecurring repatriation tax on accumulated earnings of foreign subsidiaries which resulted in a net tax benefit of $5.7 million. Our accounting for the impact of the Act under Staff Accounting Bulletin No. 118 (“SAB 118”) was completed as of the third quarter of 2018.

2017 Compared to 2016

Net Sales

Net sales for 2017 were $9,373.8 million, a decline of $193.9 million, or 2.0%, over net sales for 2016. This decrease was primarily due to our comparable store sales decline of 2.0% and the portion of sales that did not transfer from stores that were consolidated. During 2017, we consolidated 16 stores and closed 50 stores, which was partially offset by the opening of 60 new stores. Our decline in comparable store sales was driven by a decrease in overall transactions in 2017 and mild summer weather conditions, which was partially offset by an increase in the average transaction value and favorable weather in the fourth quarter of the year that drove a stronger demand across the business.

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

SG&A

SG&A for 2017 was $3,514.8 million, or 37.5% of net sales, as compared to $3,468.3 million, or 36.3% of net sales, for 2016, an increase of 125 basis points. This increase as a percentage of net sales was primarily due to costs incurred in connection with our transformation plan and higher customer facing costs including store labor and incentives and higher medical costs. Partially offsetting these costs were lower GPI integration and store closure and consolidation expenses in 2017 compared to the prior year and continued focus on expense management throughout the year.

Interest Expense

Interest expense for 2017 was $58.8 million, as compared to $59.9 million in 2016. The decrease in interest expense was due to lower outstanding balances of our credit facilities during 2017, as compared to 2016.

Income Taxes

Income tax expense for 2017 was $44.8 million, as compared to $279.2 million for 2016. Our effective income tax rate was 8.6% and 37.8% for 2017 and 2016. The decrease in our effective tax rate for 2017 compared to 2016 was primarily due to a net $143.8 million benefit related to the Act.

Reconciliation of Non-GAAP Financial Measures

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes certain financial measures not derived in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Non-GAAP financial measures should not be used as a substitute for GAAP financial measures, or considered in isolation, for the purpose of analyzing our operating performance, financial position or cash flows. We have presented these non-GAAP financial measures as we believe that the presentation of our financial results that exclude (1) non-operational expenses associated with the integration of GPI and store closure and consolidation; (2) non-cash charges related to the acquired GPI intangible assets; (3) transformation expenses under our strategic business plan; and (4) nonrecurring impact of the Act, is useful and indicative of our base operations because the expenses vary from period to period in terms of size, nature and significance and/or relate to the integration of GPI and store closure and consolidation activity in excess of historical levels. These measures assist in comparing our current operating results with past periods and with the operational performance of other companies in our industry. The disclosure of these measures allows investors to evaluate our performance using the same measures management uses in developing internal budgets and forecasts and in evaluating management’s compensation. Included below is a description of the expenses we have determined are not normal, recurring cash operating expenses necessary to operate our business and the rationale for why providing these measures is useful to investors as a supplement to the GAAP measures.

GPI Integration and Store Closure and Consolidation Expenses—We acquired GPI in 2014 and are progressing in our multi-year plan to integrate the operations of GPI with AAP. Due to the size of the acquisition, we consider these expenses to be outside of our base business. Therefore, we believe providing additional information in the form of non-GAAP measures that exclude these costs is beneficial to the users of our financial statements in evaluating the operating performance of our base business and our sustainability once the integration is complete. In addition to integration expenses, we incur store closure and consolidation expenses that consist of expenses associated with our plans to convert and consolidate the Carquest stores acquired from GPI. While periodic store closures are common, these closures represent a significant program outside of our typical market evaluation process. We believe it is useful to provide additional non-GAAP measures that exclude these costs to provide investors greater comparability of our base business and core operating performance. We also continue to have store closures that occur as part of our normal market evaluation process and have not excluded the expenses associated with these store closures in computing our non-GAAP measures.

Transformation Expenses—We expect to recognize a significant amount of transformation expenses over the next several years as we transition from integration of our AAP/CQUS businesses to a plan that involves a more holistic and integrated transformation of the entire Company, including WP and AI. These expenses will include, but not be limited to, restructuring costs, store closure costs and third-party professional services and other significant costs to integrate and streamline our operating structure across the enterprise. We are focused on several areas throughout Advance, such as supply chain and information technology.

U.S. Tax Reform—On December 22, 2017, the Act was signed into law. The Act amends the Internal Revenue Code of 1986 by, among other things, permanently lowering the corporate tax rate to 21% from the existing maximum rate of 35%, implementing a territorial tax system and imposing a one-time repatriation tax on deemed repatriated earnings of foreign subsidiaries. During the third quarter of 2018, and in conjunction with the completion of our 2017 U.S. income tax return, we identified a change in estimate, in accordance with SAB 118, to amounts previously estimated for the remeasurement of the net deferred tax liability and nonrecurring repatriation tax on accumulated earnings foreign subsidiaries.

We have included a reconciliation of this information to the most comparable GAAP measures in the following table.

	Year Ended
(in thousands, except per share data)	December 29, 2018	December 30, 2017
Net income (GAAP)	$423,847	$475,505
Cost of sales adjustments:
Transformation expenses	6,740	—
SG&A adjustments:
GPI integration and store closure and consolidation expenses	7,360	26,207
GPI amortization of acquired intangible assets	38,018	39,477
Transformation expenses	93,767	50,425
Other income adjustment (1)	—	(8,878)
Provision for income taxes on adjustments (2)	(36,274)	(40,748)
Impact of the Act, net	(5,665)	(143,756)
Adjusted net income (Non-GAAP)	$527,793	$398,232

Diluted earnings per share (GAAP)	$5.73	$6.42
Adjustments, net of tax	1.40	(1.05)
Adjusted EPS (Non-GAAP)	$7.13	$5.37

(1)	The adjustment to Other income for 2017 relates to income recognized from an indemnification agreement associated with the acquisition of GPI.

(2)	The income tax impact of non-GAAP adjustments is calculated using the estimated tax rate in effect for the respective non-GAAP adjustments.

Liquidity and Capital Resources

Overview

Our primary cash requirements necessary to maintain our current operations include payroll and benefits, inventory purchases, contractual obligations, capital expenditures, payment of income taxes and funding of initiatives under our strategic business plan. In addition, we may use available funds for acquisitions, to repay borrowings under our credit agreement, to periodically repurchase shares of our common stock under our stock repurchase programs and for the payment of quarterly cash dividends. Historically, we have funded these requirements primarily through cash generated from operations, supplemented by borrowings under our credit facilities and debt securities as needed. We believe funds generated from our expected results of operations, available cash and cash equivalents, and available borrowing capacity under our credit facility will be sufficient to fund our primary obligations for the next year.

Capital Expenditures

Our primary capital requirements have been the funding of our investments in supply chain and information technology (“IT”), e-commerce and maintenance of existing stores. We lease approximately 84% of our stores.

Our capital expenditures were $193.7 million in 2018, an increase of $4.0 million from 2017. This increase in capital expenditures related to several IT projects, including our Finance enterprise resource planning tool, as well as investment in supply chain and store improvements.

Our future capital requirements will depend in large part on the timing or number of the investments we make on IT and supply chain network initiatives and existing stores and new store development (leased and owned locations) within a given year. In 2019, we anticipate that our capital expenditures related to such investments will range from $250 million to $300 million, but may vary with business conditions.

Analysis of Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities:

	Year Ended
(in millions)	December 29, 2018	December 30, 2017	January 2, 2016
Cash flows provided by operating activities	$811.0	$600.8	$523.3
Cash flows used in investing activities	(191.8)	(178.6)	(262.0)
Cash flows used in financing activities	(263.9)	(14.9)	(217.1)
Effect of exchange rate changes on cash	(5.7)	4.5	0.3
Net increase in cash and cash equivalents	$349.6	$411.8	$44.4

Operating Activities

For 2018, net cash provided by operating activities increased $210.2 million to $811.0 million. The net increase in operating cash flows compared to the prior year was primarily driven by our focus on working capital management, including an increase in Accounts payable, partially offset by increases in Receivables, net and Inventories.

For 2017, net cash provided by operating activities increased $77.5 million to $600.8 million. This net increase in operating cash flow was primarily driven by the timing of payments within working capital. Our inventory balance as of December 30, 2017 decreased $157.4 million, or 3.6%, over the prior year primarily driven by the focus on inventory optimization across the Company.

Investing Activities

For 2018, net cash used in investing activities increased by $13.2 million to $191.8 million compared to 2017. The increase in cash used in investing activities was primarily driven by an increase in capital expenditures related to several IT projects, including our Finance enterprise resource planning tool, as well as investments in supply chain, e-commerce and store improvements.

For 2017, net cash used in investing activities decreased by $83.4 million to $178.6 million compared to 2016. The decrease in cash used in investing activities was primarily driven by the decrease in cash used for purchases of property and equipment.

Financing Activities

For 2018, net cash used in financing activities increased by $249.0 million to $263.9 million. This increase was primarily a result of returning cash to shareholders in the form of stock repurchases and dividends.

For 2017, net cash used in financing activities decreased by $202.3 million to $14.9 million. This decrease was primarily a result of lower net repayments on the revolving credit facility and term loan than in the prior year.

Long-Term Debt

As of December 29, 2018, we had a credit rating from Standard & Poor’s of BBB- and from Moody’s Investor Service of Baa2. The current outlooks by Standard & Poor’s and Moody’s are both stable. The current pricing grid used to determine our borrowing rate under our revolving credit facility is based on our credit ratings. If these credit ratings decline, our interest rate on outstanding balances may increase and our access to additional financing on favorable terms may become more limited. In addition, it could reduce the attractiveness of certain vendor payment programs whereby third-party institutions finance arrangements to our vendors based on our credit rating, which could result in increased working capital requirements. Conversely, if these credit ratings improve, our interest rate may decrease.

On January 29, 2019, we notified Wells Fargo Bank, N.A., as trustee, of our intent to redeem all $300.0 million aggregate principal amount of our outstanding 5.75% Notes due 2020. For detailed information refer to Note 7, Long-term Debt and Fair Value of Financial Instruments, of the Notes to the Consolidated Financial Statements included herein.

Stock Repurchases

On August 8, 2018, the Company's Board of Directors authorized a $600 million stock repurchase program. Under this authorization, the Company repurchased 1.7 million shares of its common stock at an aggregate cost of $272.8 million during 2018. We had $327.2 million remaining under our stock repurchase program as of December 29, 2018.

Subsequent to December 29, 2018, we have repurchased 0.8 million shares of common stock at an aggregate cost of $127.2 million through our stock repurchase program.

Off-Balance-Sheet Arrangements

As of December 29, 2018, other than as disclosed in Note 7, Long-term Debt and Fair Value of Financial Instruments, of the Notes to the Consolidated Financial Statements included herein, we had no other off-balance-sheet arrangements. We include other off-balance-sheet arrangements in our Contractual Obligations table including operating lease payments and interest payments on our senior unsecured notes, revolving credit facility and letters of credit outstanding.

Contractual Obligations

In addition to our senior unsecured notes and revolving credit facility, we utilize operating leases as another source of financing. The amounts payable under these operating leases are included in our Contractual Obligations table. Our future contractual obligations related to long-term debt, operating leases and other contractual obligations as of December 29, 2018 were as follows:

(in thousands)		Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Long-term debt (1)	$1,050,210	$210	$300,000	$750,000	$—
Interest payments	174,375	51,000	76,125	47,250	—
Operating leases (2)	2,876,275	520,541	898,707	619,586	837,441
Other long-term liabilities (3)	558,165	—	—	—	—
Purchase commitments (4)	101,516	35,276	34,520	31,720	—
	$4,760,541	$607,027	$1,309,352	$1,448,556	$837,441

Note: For additional information refer to Note 7, Long-term Debt and Fair Value of Financial Instruments; Note 12, Income Taxes; Note 13, Lease Commitments; Note 14, Contingencies; and Note 15, Benefit Plans, of the Notes to the Consolidated Financial Statements included herein.

(1)	Long-term debt represents the principal amount of our senior unsecured notes, which become due in 2020, 2022 and 2023.

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

(3)
Includes the long-term portion of deferred income taxes and other liabilities, including self-insurance reserves for which no contractual payment schedule exists. As we expect the payments to occur beyond 12 months from December 29, 2018, the related balances have not been reflected in the “Payments Due by Period” section of the table.

(4)
Purchase commitments include agreements to purchase goods or services that are enforceable, legally binding and specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Included in the table above is the lesser of the remaining obligation or the cancellation penalty under the agreement.

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

Goodwill and Indefinite-Lived Intangible Assets

We evaluate goodwill and indefinite-lived intangibles for impairment annually as of the first day of our fourth quarter or whenever events or changes in circumstances indicate the carrying value of the goodwill or other intangible asset may not be recoverable. We test goodwill for impairment at the reporting unit level. Effective in the third quarter of 2017, we realigned our three geographic divisions, which included the operations of the stores operating under the Advance Auto Parts, Carquest and Autopart International trade names, into two U.S. geographic divisions. As a result of this realignment and change in the operating structure of its Carquest Independent and Carquest Canada businesses, we now have five operating segments. As each operating segment represents a reporting unit, goodwill was reassigned to the affected reporting units using a relative fair value approach.

Our detailed impairment testing involves comparing the fair value of each reporting unit to its carrying value, including goodwill. If a reporting unit’s fair value has historically significantly exceeded its carrying value, then a risk-based market approach of determining the reporting unit’s fair value is utilized. We use a valuation specialist to determine the fair value for the remaining reporting units. If the fair value exceeds carrying value, we conclude that no goodwill impairment has occurred. If the carrying value of the reporting unit exceeds its fair value, a second step is required to measure possible goodwill impairment loss.

Our indefinite-lived intangible assets primarily consist of the Carquest and Worldpac brands are tested for impairment at the asset group level. Indefinite-lived intangibles are evaluated by comparing the carrying amount of the asset to the future discounted cash flows that the asset is expected to generate. If the fair value based on the future discounted cash flows exceeds the carrying value, we conclude that no intangible asset impairment has occurred. If the carrying value of the indefinite-lived intangible asset exceeds the fair value, we recognize an impairment loss.

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

Future changes by vendors in their policies or willingness to accept returns of excess inventory, changes in our inventory management approach for excess and obsolete inventory or failure by us to effectively manage the life cycle of our inventory could require us to revise our estimates of required reserves and result in a negative impact on our consolidated statement of operations. A 10% difference in actual inventory reserves at December 29, 2018 would result in a change in expense of approximately $9.5 million for 2018.

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

While we do not expect the amounts ultimately paid to differ significantly from our estimates, our self-insurance reserves and corresponding SG&A could be affected if future claim experience differs significantly from historical trends and actuarial assumptions. A 10% change in our self-insurance liabilities at December 29, 2018 would result in a change in expense of approximately $15.4 million for 2018.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risks.

We are subject to interest rate risk to the extent we borrow against our revolving credit facility as it is based, at our option, on adjusted LIBOR, plus a margin, or an alternate base rate, plus a margin. As of December 29, 2018 and December 30, 2017, we had no borrowings outstanding under our revolving credit facility.

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

We are exposed to foreign currency exchange rate fluctuations for the portion of our inventory purchases denominated in foreign currencies. We believe that the price volatility relating to foreign currency exchange rates is partially mitigated by our ability to adjust selling prices. During 2018, 2017 and 2016, foreign currency transactions did not significantly impact net income.

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

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of December 29, 2018. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13(a) - 15(f) under the Exchange Act. Our internal control over financial reporting is a process designed under the supervision of our principal executive officer and principal financial officer, and effected by our Board of Directors, management and other personnel, to provide “reasonable assurance” regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with GAAP. Our internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide “reasonable assurance” regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

As of December 29, 2018, management, including our principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that our internal control over financial reporting as of December 29, 2018 is effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 29, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of Registered Public Accounting Firm

Our internal control over financial reporting as of December 29, 2018 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, which also audited our Consolidated Financial Statements for the year ended December 29, 2018, as stated in their report included herein, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 29, 2018.

Item 9B. Other Information.

Refer to discussion in Note 4, Exit Activities and Other Initiatives, of the Notes to the Consolidated Financial Statements included herein.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

For a discussion of our directors, executive officers and corporate governance, see the information set forth in the sections entitled “Proposal No. 1 - Election of Directors,” “Corporate Governance,” “Meetings and Committees of the Board,” “Information Concerning Our Executive Officers,” “Audit Committee Report,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our proxy statement for the 2019 annual meeting of stockholders to be filed with the SEC within 120 days after the end of the year ended December 29, 2018 (the “2019 Proxy Statement”), which is incorporated herein by reference.

Item 11. Executive Compensation.

See the information set forth in the sections entitled “Meetings and Committees of the Board,” “Compensation Committee Report,” “Compensation Discussion and Analysis,” “Additional Information Regarding Executive Compensation” and “Director Compensation” in the 2019 Proxy Statement, which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

See the information set forth in the sections entitled “Equity Compensation Plan Information Table” and “Security Ownership of Certain Beneficial Owners and Management” in the 2019 Proxy Statement, which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

See the information set forth in the sections entitled “Corporate Governance” and “Meetings and Committees of the Board” in the 2019 Proxy Statement, which is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

See the information set forth in the section entitled “2018 and 2017 Audit Fees” in the 2019 Proxy Statement, which is incorporated herein by reference.

PART IV

Item 15.     Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements

Audited Consolidated Financial Statements of Advance Auto Parts, Inc. and Subsidiaries for the years ended December 29, 2018, December 30, 2017 and December 31, 2016:
Reports of Independent Registered Public Accounting Firm	29
Consolidated Balance Sheets	31
Consolidated Statements of Operations	32
Consolidated Statements of Comprehensive Income	32
Consolidated Statements of Changes in Stockholders' Equity	33
Consolidated Statements of Cash Flows	34
Notes to the Consolidated Financial Statements	35

(2) Financial Statement Schedule

Schedule II - Valuation and Qualifying Accounts	68

(3) Exhibits

Exhibit Index	69

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Advance Auto Parts, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Advance Auto Parts, Inc. and subsidiaries (the "Company") as of December 29, 2018 and December 30, 2017, the related consolidated statements of operations, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 29, 2018, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 29, 2018 and December 30, 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 29, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 29, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
February 19, 2019

We have served as the Company’s auditor since 2002.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Advance Auto Parts, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Advance Auto Parts, Inc. and subsidiaries (the “Company”) as of December 29, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended December 29, 2018, of the Company and our report dated February 19, 2019, expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

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

/s/ Deloitte & Touche LLP

Charlotte, North Carolina
February 19, 2019

Advance Auto Parts, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except per share data)

	December 29, 2018	December 30, 2017
Assets
Current assets:
Cash and cash equivalents	$896,527	$546,937
Receivables, net	624,972	606,357
Inventories	4,362,547	4,168,492
Other current assets	198,408	105,106
Total current assets	6,082,454	5,426,892
Property and equipment, net of accumulated depreciation of $1,918,502 and $1,783,383	1,368,985	1,394,138
Goodwill	990,237	994,293
Intangible assets, net	550,593	597,674
Other assets, net	48,379	69,304
	$9,040,648	$8,482,301
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,172,790	$2,894,582
Accrued expenses	623,141	533,548
Other current liabilities	90,019	51,967
Total current liabilities	3,885,950	3,480,097
Long-term debt	1,045,720	1,044,327
Deferred income taxes	318,353	303,620
Other long-term liabilities	239,812	239,061
Commitments and contingencies
Stockholders’ equity:
Preferred stock, nonvoting, $0.0001 par value,
10,000 shares authorized; no shares issued or outstanding	—	—
Common stock, voting, $0.0001 par value, 200,000 shares authorized;
75,831 shares issued and 72,460 outstanding at December 29, 2018
75,569 shares issued and 73,936 outstanding at December 30, 2017	8	8
Additional paid-in capital	694,797	664,646
Treasury stock, at cost, 3,371 and 1,633 shares	(425,954)	(144,600)
Accumulated other comprehensive loss	(44,193)	(24,954)
Retained earnings	3,326,155	2,920,096
Total stockholders’ equity	3,550,813	3,415,196
	$9,040,648	$8,482,301

The accompanying notes to the consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share data)

	Year Ended
	December 29, 2018	December 30, 2017	December 31, 2016
Net sales	$9,580,554	$9,373,784	$9,567,679
Cost of sales, including purchasing and warehousing costs	5,361,141	5,288,735	5,311,764
Gross profit	4,219,413	4,085,049	4,255,915
Selling, general and administrative expenses	3,615,138	3,514,837	3,468,317
Operating income	604,275	570,212	787,598
Other, net:
Interest expense	(56,588)	(58,801)	(59,910)
Other income, net	7,577	8,848	11,147
Total other, net	(49,011)	(49,953)	(48,763)
Income before provision for income taxes	555,264	520,259	738,835
Provision for income taxes	131,417	44,754	279,213
Net income	$423,847	$475,505	$459,622

Basic earnings per common share	$5.75	$6.44	$6.22
Weighted average common shares outstanding	73,728	73,846	73,562

Diluted earnings per common share	$5.73	$6.42	$6.20
Weighted average common shares outstanding	73,991	74,110	73,856

Consolidated Statements of Comprehensive Income
(in thousands)

	Year Ended
	December 29, 2018	December 30, 2017	December 31, 2016
Net income	$423,847	$475,505	$459,622
Other comprehensive (loss) income:
Changes in net unrecognized other postretirement benefit costs, net of tax of $103, $126 and $346	(294)	(194)	(534)
Currency translation adjustments	(18,945)	14,941	4,892
Total other comprehensive (loss) income	(19,239)	14,747	4,358
Comprehensive income	$404,608	$490,252	$463,980

The accompanying notes to the consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries Consolidated Statements of Changes in Stockholders’ Equity (in thousands, except per share data)

	Common Stock		Additional Paid-in Capital	Treasury Stock, at cost	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance, January 2, 2016	73,314	$7	$603,332	$(119,709)	$(44,059)	$2,021,077	$2,460,648
Net income	—	—	—	—	—	459,622	459,622
Total other comprehensive loss	—	—	—	—	4,358	—	4,358
Issuance of shares upon the exercise of stock appreciation rights	149	1	—	—	—	—	1
Tax withholdings related to the exercise of stock appreciation rights	—	—	(19,558)	—	—	—	(19,558)
Tax benefit from share-based compensation, net	—	—	22,325	—	—	—	22,325
Restricted stock, restricted stock units and deferred stock units vested	372	—	—	—	—	—	—
Share-based compensation	—	—	20,422	—	—	—	20,422
Stock issued under employee stock purchase plan	30	—	4,369	—	—	—	4,369
Repurchase of common stock	(116)	—	—	(18,393)	—	—	(18,393)
Cash dividends declared ($0.24 per common share)	—	—	—	—	—	(17,764)	(17,764)
Other	—	—	162	—	—	—	162
Balance, December 31, 2016	73,749	8	631,052	(138,102)	(39,701)	2,462,935	2,916,192
Net income	—	—	—	—	—	475,505	475,505
Cumulative effect of accounting change from adoption of ASU 2016-09	—	—	782	—	—	(490)	292
Total other comprehensive loss	—	—	—	—	14,747	—	14,747
Issuance of shares upon the exercise of stock appreciation rights	67	—	—	—	—	—	—
Tax withholdings related to the exercise of stock appreciation rights	—	—	(6,531)	—	—	—	(6,531)
Restricted stock units and deferred stock units vested	147	—	—	—	—	—	—
Share-based compensation	—	—	35,267	—	—	—	35,267
Stock issued under employee stock purchase plan	29	—	4,053	—	—	—	4,053
Repurchase of common stock	(56)	—	—	(6,498)	—	—	(6,498)
Cash dividends declared ($0.24 per common share)	—	—	—	—	—	(17,854)	(17,854)
Other	—	—	23	—	—	—	23
Balance, December 30, 2017	73,936	8	664,646	(144,600)	(24,954)	2,920,096	3,415,196
Net income	—	—	—	—	—	423,847	423,847
Total other comprehensive loss	—	—	—	—	(19,239)	—	(19,239)
Issuance of shares upon the exercise of stock appreciation rights	11	—	—	—	—	—	—
Tax withholdings related to the exercise of stock appreciation rights	—	—	(773)	—	—	—	(773)
Restricted stock units and deferred stock units vested	215	—	—	—	—	—	—
Share-based compensation	—	—	27,760	—	—	—	27,760
Stock issued under employee stock purchase plan	36	—	3,200	—	—	—	3,200
Repurchase of common stock	(1,738)	—	—	(281,354)	—	—	(281,354)
Cash dividends declared ($0.24 per common share)	—	—	—	—	—	(17,788)	(17,788)
Other	—	—	(36)	—	—	—	(36)
Balance, December 29, 2018	72,460	$8	$694,797	$(425,954)	$(44,193)	$3,326,155	$3,550,813

The accompanying notes to the consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries Consolidated Statements of Cash Flows (in thousands)

	Year Ended
	December 29, 2018	December 30, 2017	December 31, 2016
Cash flows from operating activities:
Net income	$423,847	$475,505	$459,622
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	238,184	249,260	258,387
Share-based compensation	27,760	35,267	20,452
Loss and impairment of long-lived assets	15,956	17,106	5,999
Other, net	2,195	3,123	(2,039)
Provision (benefit) for deferred income taxes	15,956	(151,263)	20,213
Net change in:
Receivables, net	(21,471)	36,047	(41,642)
Inventories	(206,125)	167,548	(144,603)
Accounts payable	285,493	(197,168)	(119,325)
Accrued expenses	93,940	(13,295)	49,341
Other assets and liabilities, net	(64,707)	(21,325)	16,898
Net cash provided by operating activities	811,028	600,805	523,303
Cash flows from investing activities:
Purchases of property and equipment	(193,715)	(189,758)	(259,559)
Proceeds from sales of property and equipment	1,888	11,099	2,212
Other, net	—	20	(4,697)
Net cash used in investing activities	(191,827)	(178,639)	(262,044)
Cash flows from financing activities:
Increase (decrease) in bank overdrafts	32,014	14,004	(5,573)
Borrowings under credit facilities	—	534,400	799,600
Payments on credit facilities	—	(534,400)	(959,600)
Dividends paid	(17,819)	(17,854)	(17,738)
Proceeds from the issuance of common stock	3,200	4,076	4,532
Tax withholdings related to the exercise of stock appreciation rights	(773)	(6,531)	(19,558)
Repurchase of common stock	(281,354)	(6,498)	(18,393)
Other, net	817	(2,069)	(390)
Net cash used in financing activities	(263,915)	(14,872)	(217,120)
Effect of exchange rate changes on cash	(5,696)	4,465	257
Net increase in cash and cash equivalents	349,590	411,759	44,396
Cash and cash equivalents, beginning of period	546,937	135,178	90,782
Cash and cash equivalents, end of period	$896,527	$546,937	$135,178

Supplemental cash flow information:
Interest paid	$45,322	$53,509	$55,457
Income tax payments	$143,213	$192,116	$225,327
Non-cash transactions:
Accrued purchases of property and equipment	$15,365	$14,335	$21,176

The accompanying notes to the consolidated financial statements are an integral part of these statements.

1.	Nature of Operations and Basis of Presentation:

Description of Business

Advance Auto Parts, Inc. and subsidiaries is a leading automotive aftermarket parts provider in North America, serving both professional installers, or Professional, and “do-it-yourself,” or DIY customers. The accompanying consolidated financial statements have been prepared by us and include the accounts of Advance Auto Parts, Inc., its wholly owned subsidiary, Advance Stores Company, Incorporated (“Advance Stores”), and its subsidiaries (collectively referred to as “Advance,” “we,” “us,” or “our”).

As of December 29, 2018, our operations are comprised of 4,966 stores and 143 distribution branches primarily within the United States, with additional locations in Canada, Puerto Rico and the U.S. Virgin Islands. Our stores operate primarily under the trade names “Advance Auto Parts,” “Carquest” and “Autopart International,” and our distribution branches operate under the “Worldpac” trade name. In addition, we served 1,231 independently owned Carquest branded stores across the same geographic locations served by our stores in addition to Mexico, the Bahamas, Turks and Caicos, the British Virgin Islands and the Pacific Islands.

Accounting Period

Our fiscal year ends on the Saturday nearest the end of December. All references herein for the years “2018,” “2017” and “2016” represent the fiscal years ended December 29, 2018, December 30, 2017 and December 31, 2016, which were all 52 weeks.

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

Inventory

Our inventory consists primarily of parts, batteries, accessories and other products used on vehicles that have reasonably long shelf lives and is stated at the lower of cost or market. The cost of our merchandise inventory is primarily determined using the last-in, first-out (“LIFO”) method. Under the LIFO method, our cost of sales reflects the costs of the most recently purchased inventories, while the inventory carrying balance represents the costs relating to prices paid in 2018 and prior years. We regularly review inventory quantities on-hand, consider whether we may have excess inventory based on our current approach for managing slower moving inventory and adjusts the carrying value as necessary.

Vendor Incentives

We receive incentives in the form of reductions to amounts owed to and/or payments from vendors related to volume rebates and other promotional considerations. Many of these incentives are under long-term agreements in excess of one year, while others are negotiated on an annual basis or shorter. Advertising allowances provided as a reimbursement of specific, incremental and identifiable costs incurred to promote a vendor’s products are included as an offset to selling, general and administrative expenses (“SG&A”) when the cost is incurred. Volume rebates and allowances that do not meet the requirements for offsetting in SG&A are recorded as a reduction to inventory as they are earned based on inventory purchases. Total deferred vendor incentives included as a reduction of Inventories were $164.1 million and $179.2 million as of December 29, 2018 and December 30, 2017.

We recognize other promotional incentives earned under long-term agreements not specifically related to volume of purchases as a reduction to cost of sales. However, these incentives are not deferred as a reduction of inventory and are recognized based on the cumulative net purchases as a percentage of total estimated net purchases over the life of the agreement. Short-term incentives with terms less than one year are generally recognized as a reduction to cost of sales over the duration of the agreements. Amounts received or receivable from vendors that are not yet earned are reflected as deferred revenue in the accompanying consolidated balance sheets.

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

Goodwill and Indefinite-Lived Intangible Assets

We perform our evaluation for the impairment of goodwill and indefinite-lived intangible assets for our reporting units annually as of the first day of the fourth quarter, or when indications of potential impairment exist. These indicators would include a significant change in operating performance, the business climate, legal factors, competition, or a planned sale or disposition of a significant portion of the business, among other factors. We assess qualitative factors such as current company performance and overall economic factors to determine if it is more-likely-than-not that the goodwill might be impaired and whether it is necessary to perform the step one quantitative goodwill impairment test. In the quantitative goodwill test, we compare the carrying value of a reporting unit to its fair value. If the carrying value of the reporting unit exceeds the estimated fair value, a second step is performed, which compares the implied fair value of goodwill to the carrying value, to determine the amount of impairment. Our indefinite-lived intangible assets are tested for impairment at the asset group level. Indefinite-lived intangibles are evaluated by comparing the carrying amount of the asset to the future discounted cash flows that the asset is expected to generate. If the fair value based on the future discounted cash flows exceeds the carrying value, we conclude that no intangible asset impairment has occurred. If the carrying value of the indefinite-lived intangible asset exceeds the fair value, we recognize an impairment loss.

Effective in the third quarter of 2017, we realigned our three geographic divisions, which included the operations of the stores operating under the Advance Auto Parts, Carquest and Autopart International trade names, into two U.S. geographic divisions. As a result of this realignment and change in the operating structure of its Carquest Independent and Carquest Canada businesses, we now have five operating segments, and defined them as “Northern Division,” “Southern Division,” “Carquest Canada,” “Independents” and “Worldpac.” As each operating segment represents a reporting unit, goodwill was reassigned to the affected reporting units using a relative fair value approach.

Valuation of Long-Lived Assets

We evaluate the recoverability of our long-lived assets, including finite-lived intangible assets, whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable and exceeds its fair value. When such an event occurs, we estimate the undiscounted future cash flows expected to result from the use of the long-lived asset or asset group and its eventual disposition. These impairment evaluations involve estimates of asset useful lives and future cash flows. If the undiscounted expected future cash flows are less than the carrying amount of the asset and the carrying amount of the asset exceeds its fair value, an impairment loss is recognized. When an impairment loss is recognized, the carrying amount of the asset is reduced to its estimated fair value based on quoted market prices or other valuation techniques (e.g., discounted cash flow analysis).

Self-Insurance

We are self-insured for general and automobile liability, workers’ compensation and health care claims of its employees, or Team Members, while maintaining stop-loss coverage with third-party insurers to limit its total liability exposure. Expenses associated with these liabilities are calculated for (i) claims filed, (ii) claims incurred but not yet reported and (iii) projected future claims using actuarial methods followed in the insurance industry as well as our historical claims experience. We include the current and long-term portions of its self-insurance reserves in Accrued expenses and Other long-term liabilities.

Warranty Liabilities

The warranty obligation on the majority of merchandise sold by us with a manufacturer’s warranty is the responsibility of our vendors. However, we have an obligation to provide customers replacement of certain merchandise at no cost or merchandise at a prorated cost if under a warranty and not covered by the manufacturer. Merchandise sold with warranty coverage by us primarily includes batteries, but may also include other parts such as brakes and shocks. We estimate our warranty obligation at the time of sale based on the historical return experience, sales level and cost of the respective product sold. To the extent vendors provide upfront allowances in lieu of accepting the obligation for warranty claims and the allowance is in excess of the related warranty expense, the excess is recorded as a reduction to cost of sales.

Leases

We lease certain store locations, distribution centers, office spaces, equipment and vehicles. The total amount of minimum rent is expensed on a straight-line basis over the initial term of the lease unless external economic factors exist such that renewals are reasonably assured. In those instances, the renewal period would be included in the lease term for purposes of establishing an amortization period and determining if such lease qualified as a capital or operating lease. Differences between the calculated rent expense and cash payments are recorded as a liability within the Accrued expenses and Other long-term liabilities captions in the accompanying consolidated balance sheets, based on the terms of the lease. Most leases require us to pay taxes, maintenance, insurance and certain other expenses applicable to the leased premises. Management expects that in the normal course of business leases that expire will be renewed or replaced by other leases.

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

Closed Facility Liabilities and Exit Activities

We continually review the operating performance of our existing store locations and close or relocate certain stores identified as underperforming. Expenses accrued pertaining to closed facility exit activities are included in our closed facility liabilities, within Accrued expenses and Other long-term liabilities in the accompanying consolidated balance sheets, and recognized in Cost of sales or SG&A in the accompanying consolidated statements of operations at the time of facility closure. Closed facility liabilities include the present value of the remaining lease obligations and management’s estimate of future costs of insurance, property tax and common area maintenance expenses, reduced by the present value of estimated revenues from subleases and lease buyouts.

Employees receiving severance benefits as the result of a store closing or other restructuring activity are required to render service until they are terminated in order to receive benefits. Severance benefits are recognized over the related service period. Other restructuring costs, including costs to relocate employees, are recognized in the period in which the liability is incurred.

Share-Based Payments

We provide share-based compensation to our eligible Team Members and Board of Directors. We are required to exercise judgment and make estimates when determining the (i) fair value of each award granted and (ii) projected number of awards expected to vest. We calculate the fair value of all share-based awards at the date of grant and use the straight-line method to amortize this fair value as compensation cost over the requisite service period.

Revenues

Revenue for periods through December 30, 2017 was reported under Accounting Standards Codification (“ASC”) 605, Revenue Recognition (Topic 605). We recognized revenue at the time the sale is made, at which time our walk-in customers took immediate possession of the merchandise or same-day delivery was made to our Professional delivery customers, which included certain independently owned store locations. For e-commerce sales, revenue was recognized either at the time of pick-up at one of our store locations or at the time of shipment depending on the customer’s order designation. Sales were recorded net of discounts, sales incentives and rebates, sales taxes and estimated returns and allowances. We estimated the reduction to sales and cost of sales for returns based on current sales levels and our historical return experience.

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

The following table summarizes financial information for each of our product groups.

	Year Ended
	December 29, 2018	December 30, 2017	December 31, 2016
Percentage of Sales, by Product Group
Parts and Batteries	66%	65%	66%
Accessories and Chemicals	20%	20%	19%
Engine Maintenance	13%	14%	14%
Other	1%	1%	1%
Total	100%	100%	100%

Receivables, net consist primarily of receivables from Professional customers. We grant credit to certain Professional customers who meet our pre-established credit requirements. Accounts receivable is stated at net realizable value. We regularly review accounts receivable balances and maintains allowances for doubtful accounts for estimated losses whenever events or circumstances indicate the carrying value may not be recoverable. We consider the following factors when determining if collection is reasonably assured: customer creditworthiness, past transaction history with the customer, current economic and industry trends and changes in customer payment terms. We control credit risk through credit approvals, credit limits and accounts receivable and credit monitoring procedures.

Cost of Sales

Cost of sales includes actual product cost, warranty costs, vendor incentives, cash discounts on payments to vendors, costs associated with operating our distribution network, including payroll and benefits costs, occupancy costs and depreciation, in-bound freight-related costs from our vendors, impairment of inventory resulting from store closures and costs associated with moving merchandise inventories from our distribution centers to stores, branch locations and customers.

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

Advertising Costs

We expense advertising costs as incurred. Advertising expense, net of qualifying vendor promotional funds, was $120.9 million, $102.8 million and $97.0 million in 2018, 2017 and 2016. Vendor promotional funds, which reduced advertising expense, amounted to $26.9 million and $33.3 million and $29.3 million in 2018, 2017 and 2016.

Foreign Currency Translation

The assets and liabilities of our foreign operations are translated into U.S. dollars at current exchange rates, and revenues, expenses and cash flows are translated at average exchange rates for the year. Resulting translation adjustments are reflected as a separate component in the Consolidated Statements of Comprehensive Income. Losses from foreign currency transactions, which are included in Other income, net, were $5.0 million during 2018 and $4.0 million during 2017.

Income Taxes

We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under the asset and liability method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred income taxes reflect the net income tax effect of temporary differences between the basis of assets and liabilities for financial reporting purposes and for income tax reporting purposes. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period of the enactment date.

We recognize tax benefits and/or tax liabilities for uncertain income tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts as we must determine the probability of various possible outcomes.

We reevaluate these uncertain tax positions on a quarterly basis or when new information becomes available to management. The reevaluations are based on many factors, including but not limited to, changes in facts or circumstances, changes in tax law, successfully settled issues under audit, expirations due to statutes of limitations and new federal or state audit activity. Any change in either our recognition or measurement could result in the recognition of a tax benefit or an increase to the tax accrual.

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

Segment Information

Operating segments are defined as components of an enterprise for which discrete financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”) for purposes of allocating resources and evaluating financial performance. Our CODM, the Chief Executive Officer, reviews financial information presented on a consolidated basis, accompanied by information about our five operating segments, for purposes of allocating resources and evaluating financial performance.

We have one reportable segment as the five operating segments are aggregated due primarily to the economic and operational similarities of each operating segment as the stores and branches have similar characteristics, including the nature of the products and services, customer base and the methods used to distribute products and provide service to its customers.

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

In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provides clarifications and improvements to ASU 2016-02 including allowing entities to elect an additional transition method with which to adopt ASU 2016-02. The approved transition method enables entities to apply the transition requirements in this ASU at the effective date of ASU 2016-02 (rather than at the beginning of the earliest comparative period presented as currently required) with the effect of initially applying ASU 2016-02 recognized as a cumulative-effect adjustment to retained earnings in the period of adoption. Consequently, an entity’s reporting for the comparative periods presented in the year of adoption would continue to be in accordance with ASC 840, Leases (Topic 840) (“ASC 840”), including the disclosure requirements of ASC 840. Using this transition method, we plan to adopt ASU 2016-02 at the beginning of 2019. We also plan to elect the package of practical expedients permitted under the transition guidance within the new standard. In addition, as a practical expedient relating to our facility and vehicle leases, we plan to not separate lease components from nonlease components. This practical expedient was not elected for our equipment leases.

We are in process of finalizing the implementation of our leasing software solution and are continuing to identify changes to our business processes, systems and controls to support adoption of the new standard in 2019. We are evaluating the impact that the new standard will have on the consolidated financial statements. Based on our initial evaluation, upon adoption of ASU 2016-02, we anticipate recording lease assets and liabilities of approximately $2.5 billion on our consolidated balance sheet, primarily relating to real estate. As the majority of our leases will remain operating in nature and the expense recognition will be similar to the straight-line expense treatment that was previously required, we expect an insignificant impact to our consolidated statements of operations and cash flows.

In March 2018, the FASB issued ASU 2018-05, Income Taxes (Topic 740) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (“SAB 118”). ASU 2018-05 provides guidance on accounting for the tax effects of the U.S. Tax Cuts and Jobs Act (the “Act”) pursuant to the Staff Accounting Bulletin No. 118, which allows companies to complete the accounting under ASC 740, Income Taxes (Topic 740) within a one-year measurement period from the Act enactment date, which occurred in the financial statements for the year ended December 30, 2017. During 2018, and in conjunction with the completion of our 2017 U.S. income tax return, we identified certain adjustments to amounts previously estimated for the remeasurement of the net deferred tax liability and nonrecurring repatriation tax on accumulated earnings of foreign subsidiaries that resulted in a net tax benefit of $5.7 million and reflects a change in estimate. Our analysis under SAB 118 is complete.

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

3.	Inventories:

We used the LIFO method of accounting for approximately 89% and 88% of inventories at December 29, 2018 and December 30, 2017. As a result of changes in the LIFO reserve, we recorded a decrease to cost of sales of $39.8 million in 2018, an increase to cost of sales of $2.7 million in 2017 and a decrease to cost of sales of $40.7 million in 2016.

Purchasing and warehousing costs included in inventory as of December 29, 2018 and December 30, 2017, were $435.2 million and $429.8 million.

Inventory balances were as follows:

(in thousands)	December 29, 2018	December 30, 2017
Inventories at first in, first out (“FIFO”)	$4,119,617	$3,965,370
Adjustments to state inventories at LIFO	242,930	203,122
Inventories at LIFO	$4,362,547	$4,168,492

4.	Exit Activities and Other Initiatives:

2018 Store Rationalization

During the fourth quarter of 2018, the Board of Directors approved a plan to close certain underperforming stores as part of our strategy to transform the enterprise. As of December 29, 2018, total charges related to these actions are expected to total up to approximately $50 million, which consists of $35 million relating to future lease obligations that will be amortized over the remaining lease term upon store closure, $10 million of other facility closures costs and $5 million of severance. During 2018, no stores had been closed in connection with this initiative; however, we recorded an impairment charge of $7.9 million as part of our plan to close certain underperforming stores, which were included in SG&A in the accompanying consolidated statements of operations.

2017 Store and Supply Chain Rationalization

During the fourth quarter of 2017, the Board of Directors approved a plan to close certain underperforming stores and begin to rationalize our supply chain costs as part of our strategy to transform the enterprise. As of December 29, 2018, total charges related to these actions are expected to total up to approximately $70 million, which consist of $35 million relating to the early termination of lease obligations, $15 million of inventory and supply chain asset impairment charges, $15 million of other facility closure costs and $5 million of severance.

During 2018, we incurred $25.5 million of early termination of lease obligation charges, $8.9 million of inventory and supply chain asset impairment charges, $13.6 million of facility closure costs and $3.5 million of severance relating to the store and supply chain rationalization. Of these costs, $44.8 million are included in SG&A and $6.7 million are included in Cost of sales in the accompanying consolidated statements of operations.

During 2017, no stores or distribution centers had been closed in connection with this initiative; however, we recorded an impairment charge of $6.9 million as part of our plan to close certain underperforming stores, which were included in SG&A in the accompanying consolidated statements of operations.

Total Exit Liabilities

Our total exit liabilities include liabilities recorded in connection with the initiatives described above, along with liabilities associated with facility closures that have occurred as part of our normal market evaluation process. Cash payments on the closed facility lease obligations are expected to be made through 2028 and the remaining severance payments are expected to be made in 2019. Of our total exit liabilities as of December 29, 2018, $27.0 million is included in Other long-term liabilities and the remainder is included in Accrued expenses in the accompanying consolidated balance sheets. A summary of our exit liabilities are presented in the following table:

(in thousands)	Closed Facility Lease Obligations	Severance	Total
Balance, December 31, 2016	$44,265	$959	$45,224
Reserves established	7,940	7,927	15,867
Change in estimates	(1,116)	(699)	(1,815)
Cash payments	(19,519)	(6,542)	(26,061)
Balance, December 30, 2017	31,570	1,645	33,215
Reserves established	25,285	6,600	31,885
Change in estimates	1,664	(324)	1,340
Cash payments	(16,217)	(4,532)	(20,749)
Balance, December 29, 2018	$42,302	$3,389	$45,691

5.	Goodwill and Intangible Assets:

Goodwill

At December 29, 2018 and December 30, 2017, the carrying amount of goodwill was $990.2 million and $994.3 million. The change in goodwill during 2018 and 2017 was $4.1 million and $3.4 million related to foreign currency translation.

Intangible Assets Other Than Goodwill

Amortization expense was $40.7 million, $47.4 million and $48.0 million for 2018, 2017 and 2016. A summary of the composition of the gross carrying amounts and accumulated amortization of acquired intangible assets are presented in the following table:

	December 29, 2018			December 30, 2017
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Customer relationships	$349,157	$(148,889)	$200,268	$351,203	$(116,909)	$234,294
Favorable leases	27,139	(12,791)	14,348	32,512	(14,959)	17,553
Non-compete and other	37,875	(36,974)	901	54,929	(46,389)	8,540
	414,171	(198,654)	215,517	438,644	(178,257)	260,387

Indefinite-lived intangible assets:
Brands, trademark and tradenames	335,076	—	335,076	337,287	—	337,287
Total intangible assets	$749,247	$(198,654)	$550,593	$775,931	$(178,257)	$597,674

Future Amortization Expense

The table below shows expected amortization expense for the next five years and thereafter for acquired intangible assets recorded as of December 29, 2018:

Year	Amount
(in thousands)
2019	$32,475
2020	32,277
2021	31,727
2022	31,574
2023	28,616
Thereafter	58,848
$215,517

6.	Receivables, net:

Receivables, net consist of the following:

(in thousands)	December 29, 2018	December 30, 2017
Trade	$397,909	$389,963
Vendor	228,024	220,510
Other	17,081	14,103
Total receivables	643,014	624,576
Less: allowance for doubtful accounts	(18,042)	(18,219)
Receivables, net	$624,972	$606,357

7.	Long-term Debt and Fair Value of Financial Instruments:

Long-term debt consists of the following:

(in thousands)	December 29, 2018	December 30, 2017
5.75% Senior Unsecured Notes (net of unamortized discount and debt issuance costs of $802 and $1,403 at December 29, 2018 and December 30, 2017) due May 1, 2020	$299,198	$298,597
4.50% Senior Unsecured Notes (net of unamortized discount and debt issuance costs of $833 and $1,108 at December 29, 2018 and December 30, 2017) due January 15, 2022	299,167	298,892
4.50% Senior Unsecured Notes (net of unamortized discount and debt issuance costs of $2,645 and $3,162 at December 29, 2018 and December 30, 2017) due December 1, 2023	447,355	446,838
Other	210	350
	1,045,930	1,044,677
Less: Current portion of long-term debt	(210)	(350)
Long-term debt, excluding current portion	$1,045,720	$1,044,327

Fair value of long-term debt	$1,074,000	$1,109,000

Fair Value of Financial Assets and Liabilities

The fair value of our senior unsecured notes was determined using Level 2 inputs based on quoted market prices. We believe the carrying value of its other long-term debt approximates fair value. The carrying amounts of our cash and cash equivalents, receivables, accounts payable and accrued expenses approximate their fair values due to the relatively short-term nature of these instruments.

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

On January 31, 2018, we entered into Amendment No. 1 to the 2017 Credit Agreement (the “Amendment”), among Advance Stores, as Borrower, the lenders party thereto, and Bank of America, N.A., Administrative Agent. The Amendment: (i) provided for LIBOR replacement rates in the event that LIBOR is unavailable in the future; (ii) modified the definitions of the financial covenants (and the testing level relating thereto) with respect to a maximum leverage ratio and a minimum coverage ratio that we are required to comply with; and (iii) extended the termination date of the 2017 Credit Agreement from January 31, 2022 until January 31, 2023. We have the option to make one additional written request of the lenders to extend the termination date then in effect for one additional year.

As of December 29, 2018, we had no outstanding borrowings under the revolver and borrowing availability was $998.0 million based on our leverage ratio. As of December 29, 2018, we had letters of credit outstanding of $100.5 million, which generally have a term of one year or less and primarily serve as collateral for our self-insurance policies.

Interest on any borrowings on the revolver will be based at our option, on an adjusted LIBOR, plus a margin, or an alternate base rate, plus a margin. After an initial interest period, we may elect to convert a particular borrowing to a different type. The initial margins per annum for the revolving loan are 1.10% for the adjusted LIBOR and 0.10% for alternate base rate borrowings. A facility fee of 0.15% per annum is charged on the total revolving facility commitment, payable quarterly in arrears. Under the terms of the 2017 Credit Agreement, the interest rate spread and facility fee are based on our credit rating. The interest rate spread ranges from 0.91% to 1.50% for adjusted LIBOR borrowings and 0.00% to 0.50% for alternate base rate borrowings.

The 2017 Credit Agreement contains customary covenants restricting the ability of: (a) Advance Stores and its subsidiaries to, among other things, (i) create, incur or assume additional debt (only with respect to subsidiaries of Advance Stores), (ii) incur liens, (iii) guarantee obligations, and (iv) change the nature of its business conducted by itself and its subsidiaries; (b) Advance, Advance Stores and their subsidiaries to, among other things (i) enter into certain hedging arrangements, (ii) enter into restrictive agreements limiting their ability to incur liens on any of their property or assets, pay distributions, repay loans, or guarantee indebtedness of their subsidiaries; and (c) Advance, among other things, to change the holding company status of Advance. Advance Stores is required to comply with financial covenants with respect to a maximum leverage ratio and a minimum coverage ratio. The 2017 Credit Agreement also provides for customary events of default, including non-payment defaults, covenant defaults and cross-defaults of Advance Stores’ other material indebtedness. We were in compliance with our financial covenants with respect to the 2017 Credit Agreement as of December 29, 2018.

On January 10, 2019, we entered into Amendment No. 2 to the 2017 Credit Agreement (the “ Second Amendment”), among Advance Stores Company, Incorporated, as Borrower, Advance Auto Parts, Inc., as Parent, the banks, financial institutions and other institutional lenders parties thereto and Bank of America, N.A., as Administrative Agent. The Second Amendment: (i) added a new definition of "Insurance Subsidiary" to the 2017 Credit Agreement meaning each wholly owned subsidiary of Parent that is maintained as a special purpose self-insurance subsidiary and any of its subsidiaries; (ii) provided that an Insurance Subsidiary does not serve as a Guarantor of the 2017 Credit Agreement; and (iii) provided that Insurance

Subsidiaries are permitted to incur intercompany indebtedness. Insurance Subsidiaries will not be required to serve as Guarantors of the Parent's unsecured notes so long as they are not guarantors of the 2017 Credit Agreement.

Senior Unsecured Notes

Our 4.50% senior unsecured notes were issued in December 2013 at 99.69% of the principal amount of $450.0 million and are due December 1, 2023 (the “2023 Notes”). The 2023 Notes bear interest at a rate of 4.50% per year payable semi-annually in arrears on June 1 and December 1 of each year. Our 4.50% senior unsecured notes were issued in January 2012 at 99.968% of the principal amount of $300.0 million and are due January 15, 2022 (the “2022 Notes”). The 2022 Notes bear interest at a rate of 4.50% per year payable semi-annually in arrears on January 15 and July 15 of each year. Our 5.75% senior unsecured notes were issued in April 2010 at 99.587% of the principal amount of $300.0 million and are due May 1, 2020 (the “2020 Notes” or collectively with the 2023 Notes and the 2022 Notes, “the Notes”). The 2020 Notes bear interest at a rate of 5.75% per year payable semi-annually in arrears on May 1 and November 1 of each year. Advance served as the issuer of the Notes with certain of Advance’s domestic subsidiaries currently serving as subsidiary guarantors. The terms of the Notes are governed by an indenture (as amended, supplemented, waived or otherwise modified, the “Indenture”) among Advance, the subsidiary guarantors from time to time party thereto and Wells Fargo Bank, National Association, as Trustee.

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

The Indenture contains customary provisions for events of default including for: (i) failure to pay principal or interest when due and payable; (ii) failure to comply with covenants or agreements in the Indenture or the Notes and failure to cure or obtain a waiver of such default upon notice; (iii) a default under any debt for money borrowed by us or any of our subsidiaries that results in acceleration of the maturity of such debt, or failure to pay any such debt within any applicable grace period after final stated maturity, in an aggregate amount greater than $25.0 million without such debt having been discharged or acceleration having been rescinded or annulled within 10 days after receipt by us of notice of the default by the Trustee or holders of not less than 25% in aggregate principal amount of the Notes then outstanding; and (iv) events of bankruptcy, insolvency or reorganization affecting us and certain of its subsidiaries. In the case of an event of default, the principal amount of the Notes plus accrued and unpaid interest may be accelerated. The Indenture also contains covenants limiting the ability of us and our subsidiaries to incur debt secured by liens and to enter into sale and lease-back transactions.

On January 29, 2019, we notified Wells Fargo Bank, N.A., as trustee, of our intent to redeem all $300.0 million aggregate principal amount of our outstanding 5.75% Notes due 2020 (the “2020 Notes”) at a redemption price of approximately $1,035 per $1,000 principal amount of the 2020 Notes, plus accrued and unpaid interest, if any, to the expected redemption date of February 28, 2019.

Future Payments

As of December 29, 2018, the aggregate future annual maturities of long-term debt instruments are as follows:

Year	Amount
(in thousands)
2019	$210
2020	300,000
2021	—
2022	300,000
2023	450,000
Thereafter	—
$1,050,210

Debt Guarantees

We are a guarantor of loans made by banks to various independently owned Carquest-branded stores that are customers of ours totaling $24.3 million as of December 29, 2018. These loans are collateralized by security agreements on merchandise inventory and other assets of the borrowers. The approximate value of the inventory collateralized by these agreements is $53.9 million as of December 29, 2018. We believe that the likelihood of performance under these guarantees is remote.

8.	Property and Equipment:

Property and equipment consists of the following:

(in thousands)	Useful Lives	December 29, 2018	December 30, 2017
Land and land improvements	0 - 10 years	$453,511	$451,261
Buildings	30 - 40 years	488,977	478,235
Building and leasehold improvements	3 - 30 years	504,518	490,635
Furniture, fixtures and equipment	3 - 20 years	1,740,960	1,675,522
Vehicles	2 - 13 years	14,636	16,587
Construction in progress		84,885	65,281
		3,287,487	3,177,521
Less - Accumulated depreciation		(1,918,502)	(1,783,383)
Property and equipment, net		$1,368,985	$1,394,138

Depreciation expense relating to Property and equipment was $201.6 million, $206.9 million and $216.0 million for 2018, 2017 and 2016. We capitalized $13.0 million, $11.2 million and $13.0 million incurred for the development of internal use computer software during 2018, 2017 and 2016. These costs are currently classified in the Construction in progress category above, but once placed into service within the Furniture, fixtures equipment category, these costs will be depreciated on the straight-line method over three to eleven years.

In 2018, 2017 and 2016, we recognized impairment losses of $13.4 million, $13.3 million and $2.8 million, on various store and corporate assets.

9.	Accrued Expenses:

Accrued expenses consist of the following:

(in thousands)	December 29, 2018	December 30, 2017
Payroll and related benefits	$129,909	$92,106
Taxes payable	119,203	112,930
Self-insurance reserves	70,962	65,463
Warranty reserves	45,280	49,024
Capital expenditures	15,365	14,335
Transportation	28,872	25,476
Other	213,550	174,214
Total accrued expenses	$623,141	$533,548

The following table presents changes in our warranty reserves:

	Year Ended
(in thousands)	December 29, 2018	December 30, 2017	December 31, 2016
Warranty reserves, beginning of period	$49,024	$47,243	$44,479
Additions to warranty reserves	43,200	50,895	46,903
Reserves utilized	(46,944)	(49,114)	(44,139)
Warranty reserves, end of period	$45,280	$49,024	$47,243

10.	Stock Repurchase Program:

Our stock repurchase program allow us to repurchase our common stock on the open market or in privately negotiated transactions from time to time. On August 8, 2018, our Board of Directors authorized a $600.0 million stock repurchase program. This new authorization replaced the previous $500.0 million stock repurchase program that was authorized by our Board of Directors on May 14, 2012.

During 2018, we repurchased 1.7 million shares of its common stock at an aggregate cost of $272.8 million, or an average price of $163.17 per share, in connection with our stock repurchase program. We had $327.2 million remaining under our stock repurchase program as of December 29, 2018. During 2017, we repurchased no shares of our common stock under our stock repurchase program.

Subsequent to December 29, 2018, we have repurchased 0.8 million shares of common stock at an aggregate cost of $127.2 million, or $159.65 per share, through our stock repurchase program.

11.	Earnings per Share:

The computation of basic and diluted earnings per share is as follows:

	Year Ended
(in thousands, except per share data)	December 29, 2018	December 30, 2017	December 31, 2016
Numerator
Net income applicable to common shares	$423,847	$475,505	$459,622
Denominator
Basic weighted average common shares	73,728	73,846	73,562
Dilutive impact of share-based awards	263	264	294
Diluted weighted average common shares	73,991	74,110	73,856

Basic earnings per common share	$5.75	$6.44	$6.22
Diluted earnings per common share	$5.73	$6.42	$6.20

12.	Income Taxes:

U.S. Tax Reform

On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the “Act”) was signed into law. The Act amends the Internal Revenue Code by, among other things, permanently lowering the corporate tax rate to 21% from the existing maximum rate of 35%, implementing a territorial tax system and imposing a transition tax on deemed repatriated earnings of foreign subsidiaries. We are required to remeasure deferred income tax assets and liabilities in the reporting period of enactment. The remeasurement of the our net deferred income tax liability resulted in a $155.1 million income tax benefit in 2017. In 2017, we also recorded an estimated charge of $11.3 million to income tax expense primarily for the nonrecurring repatriation tax on accumulated earnings of foreign subsidiaries and it is our intention to bring back the accumulated foreign earnings held as cash in the near term. Prospectively, any future foreign earnings will be utilized to grow and support our foreign operations and will be treated as being indefinitely reinvested outside the U.S.

During 2018, in conjunction with the completion of our 2017 U.S. income tax return, we identified a change in estimate to amounts previously estimated in 2017 for the remeasurement of the net deferred tax liability and nonrecurring repatriation tax on accumulated earnings of foreign subsidiaries that resulted in a net tax benefit of $5.7 million. Our analysis under Staff Accounting Bulletin No. 118 is complete.

Provision for Income Taxes

Provision for income taxes consists of the following:

(in thousands)	Current	Deferred	Total
2018
Federal	$72,598	$14,745	$87,343
State	19,571	3,439	23,010
Foreign	23,292	(2,228)	21,064
	$115,461	$15,956	$131,417
2017
Federal	$146,855	$(146,741)	$114
State	31,352	(3,437)	27,915
Foreign	17,810	(1,085)	16,725
	$196,017	$(151,263)	$44,754
2016
Federal	$209,499	$17,989	$227,488
State	29,345	1,366	30,711
Foreign	20,156	858	21,014
	$259,000	$20,213	$279,213

The provision for income taxes differed from the amount computed by applying the federal statutory income tax rate due to:

	Year Ended
(in thousands)	December 29, 2018	December 30, 2017	December 31, 2016
Income before provision for income taxes at statutory U.S. federal income tax rate (21% for 2018 and 35% for 2017 and 2016)	$116,605	$182,091	$258,592
State income taxes, net of federal income tax benefit	18,178	18,145	19,962
Impact of the Act	(5,655)	(143,756)	—
Other, net	2,289	(11,726)	659
	$131,417	$44,754	$279,213

Deferred Income Tax Assets (Liabilities)

Temporary differences that give rise to significant deferred income tax assets (liabilities) are as follows:

(in thousands)	December 29, 2018	December 30, 2017
Deferred income tax assets:
Accrued expenses not currently deductible for tax	$40,066	$38,200
Share-based compensation	7,780	9,556
Accrued medical and workers compensation	34,430	33,697
Net operating loss carryforwards	7,423	6,701
Straight-line rent	21,091	21,733
Other, net	8,390	2,973
Total deferred income tax assets before valuation allowances	119,180	112,860
Less: Valuation allowance	(8,694)	(3,778)
Total deferred income tax assets	110,486	109,082
Deferred income tax liabilities:
Property and equipment	(92,505)	(98,186)
Inventories	(196,772)	(169,478)
Intangible assets	(139,562)	(145,038)
Total deferred income tax liabilities	(428,839)	(412,702)
Net deferred income tax liabilities	$(318,353)	$(303,620)

As of December 29, 2018 and December 30, 2017, our net operating loss (“NOL”) carryforwards related to state NOLs of $195.0 million and $177.8 million. These NOLs may be used to reduce future taxable income and expire periodically through 2037. Due to uncertainties related to the realization of these NOLs in certain jurisdictions, we have recorded a valuation allowance of $3.8 million and $3.8 million as of December 29, 2018 and December 30, 2017. In addition, we have recorded a $4.9 million valuation allowance on foreign tax credit carryforwards. The amount of deferred income tax assets realizable, however, could change in the future if projections of future taxable income change.

We have not recorded deferred taxes when earnings from foreign operations are considered to be indefinitely invested outside of the U.S. As of December 29, 2018, these accumulated net earnings generated by our foreign operations were approximately $12.1 million, which did not include earnings deemed to be repatriated as part of the Act. It is not practicable to determine the income tax liability that would be payable if such earnings were repatriated.

Unrecognized Tax Benefits

The following table summarizes the activity of our gross unrecognized tax benefits:

(in thousands)	December 29, 2018	December 30, 2017	December 31, 2016
Unrecognized tax benefits, beginning of period	$22,665	$13,946	$13,841
Increases related to prior period tax positions	5,435	8,077	8,274
Decreases related to prior period tax positions	(1,356)	(2,331)	(1,600)
Increases related to current period tax positions	5,425	5,644	2,105
Settlements	(14)	(1,496)	(6,894)
Expiration of statute of limitations	(1,331)	(1,175)	(1,780)
Unrecognized tax benefits, end of period	$30,824	$22,665	$13,946

As of December 29, 2018, December 30, 2017 and December 31, 2016, the entire amount of unrecognized tax benefits, if recognized, would reduce our annual effective tax rate. During 2018, we recorded a gain relating to income tax-related interest and penalties of $0.9 million due to uncertain tax positions included in Provision for income taxes in the accompanying consolidated statements of operations. During 2017 and 2016, we recorded expenses relating to income tax-related interest and penalties of $1.7 million and $1.9 million due to uncertain tax positions included in Provision for income taxes in the accompanying consolidated statements of operations. As of December 29, 2018 and December 30, 2017, we recorded a liability for potential interest of $3.3 million and $4.2 million and for potential penalties of $0.1 million and $0.1 million. We did not provide for any penalties associated with tax contingencies unless considered probable of assessment. We do not expect our unrecognized tax benefits to change significantly over the next 12 months. With few exceptions, we are no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2014.

13.	Lease and Other Commitments:

Initial terms for facility leases are typically 5 to 10 years, with renewal options at 5 year intervals, and may include rent escalation clauses. As of December 29, 2018, future minimum lease payments due under non-cancelable operating leases with lease terms extending through the year 2059 are as follows:

Year	Amount
(in thousands)
2019	$520,541
2020	481,812
2021	416,895
2022	349,470
2023	270,116
Thereafter	837,441
$2,876,275

Net Rent Expense

The following table summarizes net rent expense:

	Year Ended
(in thousands)	December 29, 2018	December 30, 2017	December 31, 2016
Minimum facility rentals	$484,291	$483,178	$473,596
Equipment rentals	23,635	24,786	26,897
Vehicle rentals	53,015	32,670	47,251
	560,941	540,634	547,744
Less: Sub-lease income	(7,141)	(7,144)	(7,379)
	$553,800	$533,490	$540,365

Other Commitments

We have entered into certain arrangements which require the future purchase of goods or services. Our obligations primarily consist of payments for the purchase of hardware, software and maintenance. As of December 29, 2018, future payments amount to $101.5 million and are not accrued in our consolidated balance sheet.

14.	Contingencies:

We are currently and from time to time subject to litigation, claims and other disputes, including legal and regulatory proceedings, arising in the normal course of business. We record a loss contingency liability when a loss is considered probable and the amount can be reasonably estimated. Although the final outcome of these legal matters cannot be determined, based on the facts presently known, it is management’s opinion that the final outcome of any pending matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Our Western Auto subsidiary, together with other defendants (including Advance and other of its subsidiaries), has been named as a defendant in lawsuits alleging injury as a result of exposure to asbestos-containing products. The plaintiffs have alleged that certain products contained asbestos and were manufactured, distributed and/or sold by the various defendants. Many of the cases pending against us are in the early stages of litigation. While the damages claimed against the defendants in some of these proceedings are substantial, we believe many of these claims are at least partially covered by insurance and historically asbestos claims against us have been inconsistent in fact patterns alleged and immaterial. We do not believe the cases currently pending will have a material adverse effect on our financial position, results of operations or cash flows.

15.	Benefit Plans:

401(k) Plan

We maintain a defined contribution benefit plan, which covers substantially all Team Members after one year of service and who have attained the age of 21. The plan allows for Team Member salary deferrals, which are matched at our discretion. Company contributions to these plans were $15.0 million, $14.2 million and $13.9 million in 2018, 2017 and 2016.

Deferred Compensation

We maintain a non-qualified deferred compensation plan for certain Team Members. This plan provides for a minimum and maximum deferral percentage of the Team Member’s base salary and bonus, as determined by the Retirement Plan Committee. We established and maintained a deferred compensation liability for this plan. As of December 29, 2018 and December 30, 2017, these liabilities were $12.2 million and $16.8 million.

16.	Share-Based Compensation:

Overview

We grant share-based compensation awards to our Team Members and members of our Board of Directors as provided for under our 2014 Long-Term Incentive Plan (“2014 LTIP”), which was approved by our shareholders on May 14, 2014. In 2018, 2017 and 2016, we granted share-based compensation in the form of stock appreciation rights (“SARs”), restricted stock units (“RSUs”) or deferred stock units (“DSUs”). Our grants, which have three methods of measuring fair value, generally include a time-based service, a performance-based or a market-based portion, which collectively represent the target award.

At December 29, 2018, there were 5.3 million shares of common stock available for future issuance under the 2014 LTIP based on management’s current estimate of the probable vesting outcome for performance-based awards. We issue new shares of common stock upon exercise of SARs. Shares forfeited and shares withheld for payment of taxes due become available for reissuance and are included in availability. Availability also includes shares that became available for reissuance in connection with the exercise of SARs.

The fair value of each SAR granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Black-Scholes Option Valuation Assumptions	2016
Risk-free interest rate (1)	1.2%
Expected dividend yield	0.2%
Expected stock price volatility (2)	27.7%
Expected life of awards (in months) (3)	55

(1)	The risk-free interest rate is based on the U.S. Treasury constant maturity interest rate having a term consistent with the expected life of the award.

(2)	Expected volatility is determined using a blend of historical and implied volatility.

(3)	The expected life of our awards represents the estimated period of time until exercise and is based on historical experience of previously granted awards.

As no time-based and performance-based SARs were granted in 2018 or 2017, the Black-Scholes model was not utilized and no assumptions were created.

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

The fair value of each market-based RSU was determined using a Monte Carlo simulation model. The model uses multiple input variables that determined the probability of satisfying the market condition requirements as follows:

Monte Carlo Simulation Model Assumptions	2018	2017
Risk-free interest rate (1)	2.4%	1.6%
Expected dividend yield	0.2%	0.2%
Expected stock price volatility (2)	34.0%	26.2%

(1)	The risk-free interest rate is based on the U.S. Treasury constant maturity interest rate having term consistent with the vesting period of the award.

(2)	Expected volatility is determined based on historical volatility over a matching look-back period and is consistent with the correlation coefficients between our stock prices and our peer group.

As no market-based RSUs were granted in 2016, the Monte Carlo simulation model was not utilized and no assumptions were created.

Additionally, we estimated a liquidity discount of 14.5% using the Chaffe Protective Put Method to adjust the fair value for the post-vest restrictions.

Time-Based Awards

Our outstanding time-vested awards consist of SARs and RSUs. The SARs generally vest over a three-year period in equal annual installments beginning on the first anniversary of the grant date. The SARs granted are non-qualified, terminate on the seventh anniversary of the grant date and contain no post-vesting restrictions other than normal trading black-out periods prescribed by our corporate governance policies. The RSUs generally vest over a three-year period in equal annual installments beginning on the first anniversary of the grant date. During the vesting period, holders of RSUs are entitled to receive dividend equivalents, but are not entitled to voting rights.

The following table summarizes activity for time-vested SARs and RSUs in 2018:

	SARs				RSUs
(in thousands, except per share data)	Number of Awards	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value	Number of Awards	Weighted-Average Grant Date Fair Value
Outstanding SARs / Nonvested RSUs at December 30, 2017	113	$126.07			346	$135.58
Granted	—	—			259	130.12
Exercised	(26)	71.06			—	—
Vested	—	—			(125)	140.62
Forfeited	(4)	71.94			(70)	124.55
Outstanding SARs / Nonvested RSUs at December 29, 2018	83	$145.91	3.71	$1,172	410	$132.49

Vested and expected to vest	83	$145.91	3.71	$—

Outstanding and exercisable	14	$74.55	0.98	$1,172

The aggregate intrinsic value of time-vested SARs and performance-based SARs is based on our closing stock price of $155.46 as of the last trading day of 2018. The fair value of time-based RSUs and performance-based RSUs is determined based on the market price of our common stock on the date of grant.

The following table summarizes certain information concerning activity for time-vested SARs and RSUs:

	Year Ended
(in thousands, except per share data)	December 29, 2018	December 30, 2017	December 31, 2016
SARs:
Weighted average fair value of grants	$—	$—	$43.64
Aggregate intrinsic value of SARs exercised	$1,898	$11,455	$31,450

RSUs:
Weighted average fair value of grants	$130.12	$131.01	$155.51
Total grant date fair value of RSUs vested	$17,527	$13,578	$16,089

Performance-Based Awards

Our outstanding performance-based awards consist of SARs and RSUs. Performance awards generally may vest following a three-year period subject to our achievement of certain financial goals as specified in the grant agreements. Depending on our results during the three-year performance period, the actual number of awards vesting at the end of the period generally ranges from 0% to 200% of the performance award. The performance RSUs generally do not have dividend equivalent rights and do not have voting rights until the shares are earned and issued following the applicable performance period. We also grant broad-based incentive awards to store and field team members that vested over a one-year service period based on the achievement of performance goals.

The number of performance-based awards outstanding is reflected in the following tables based on the number of awards that we believed were probable of vesting at December 29, 2018. Performance-based SARs and performance-based RSU’s granted during 2018 are presented as grants in the table at their respective target levels. The change in units based on performance represents the change in the number of granted awards expected to vest based on the updated probability assessment as of December 29, 2018.

Compensation expense for performance-based awards of $5.4 million, $13.6 million, and $0.8 million in 2018, 2017 and 2016, was determined based on management’s estimate of the probable vesting outcome.

The following table summarizes activity for performance-based SARs and RSUs in 2018:

	SARs				RSUs
(in thousands, except per share data)	Number of Awards	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value	Number of Awards	Weighted-Average Grant Date Fair Value
Outstanding SARs / Nonvested RSUs at December 30, 2017	29	$90.90			125	$156.36
Granted	—	—			115	119.08
Change in units based on performance	—	—			(41)	147.09
Exercised	(12)	85.92			—	—
Vested	—	—			(56)	163.42
Forfeited	(2)	84.80			(18)	124.85
Outstanding SARs / Nonvested RSUs at December 29, 2018	15	$96.04	1.51	$838	125	$126.19

Vested and expected to vest	15	$96.04	1.51	$—

Outstanding and exercisable	15	$96.04	1.51	$838

The following table summarizes certain information concerning activity for performance-based SARs and RSUs:

	Year Ended
(in thousands, except per share data)	December 29, 2018	December 30, 2017	December 31, 2016
SARs:
Weighted average fair value of grants	$—	$—	$36.78
Aggregate intrinsic value of SARs exercised	$610	$5,221	$11,556

RSUs:
Weighted average fair value of grants	$119.08	$146.42	$163.76
Total grant date fair value of RSUs vested	$9,224	$7,823	$13,512

As of December 29, 2018, the maximum potential payout under our currently outstanding performance-based SARs and RSUs was 310 thousand and 228 thousand units.

Market-Based Awards

Our outstanding market-based awards consist of RSUs. Market-based RSU’s vesting depends on our relative total shareholder return among a designated group of peer companies during a three-year period and will be subject to a one-year holding period after vesting.

At the beginning of 2018, 24 thousand market-based RSUs were outstanding. During 2018, a total of 38 thousand market-based RSUs were granted at a weighted average fair value of $131.48 per unit and 9 thousand market-based RSUs were forfeited at a weighted average fair value of $137.58.

At the beginning of 2017, zero market-based RSUs were outstanding. During 2017, a total of 27 thousand market-based RSUs were granted at a weighted average fair value of $139.33 per unit and 3 thousand market-based RSUs were forfeited at a weighted average fair value of $145.83.

Other Considerations

Total income tax benefit related to share-based compensation expense for 2018, 2017 and 2016 was $6.8 million, $15.3 million and $7.5 million.

As of December 29, 2018, there was $53.0 million of unrecognized compensation expense related to all share-based awards that was expected to be recognized over a weighted average period of 1.7 years.

Deferred Stock Units

We grant share-based awards annually to our Board of Directors in connection with its annual meeting of stockholders. These awards are granted in the form of DSUs as provided for in the Advance Auto Parts, Inc. Deferred Stock Unit Plan for Non-Employee Directors and Selected Executives (“DSU Plan”). Each DSU is equivalent to one share of our common stock and will be distributed in common shares after the director’s service on the Board ends. DSUs granted vest over a one year service period. Additionally, the DSU Plan provides for the deferral of compensation earned in the form of (i) an annual retainer for directors, and (ii) wages for certain highly compensated Team Members. These DSUs are settled in common stock with the participants at a future date, or over a specified time period, as elected by the participants in accordance with the DSU Plan.

We granted 15 thousand DSUs in 2018. The weighted average fair value of DSUs granted during 2018, 2017 and 2016 was $127.14, $125.34, and $146.30. The DSUs are awarded at a price equal to the market price of our underlying stock on the date of the grant. For 2018, 2017 and 2016, we recognized $1.9 million, $1.5 million and $0.9 million of share-based compensation expense for these DSU grants.

Employee Stock Purchase Plan

We also offer an employee stock purchase plan (“ESPP”). Under the ESPP, eligible Team Members may elect salary deferrals to purchase our common stock at a discount of 10% from its fair market value on the date of purchase. There are annual limitations on the amounts a Team Member may elect of either $25 thousand per Team Member or 10% of compensation, whichever is less. As of December 29, 2018, there were 1.0 million shares available to be issued under the ESPP.

17.	Accumulated Other Comprehensive Loss:

Accumulated other comprehensive loss, net of tax, consisted of the following:

(in thousands)	Unrealized Gain (Loss) on Postretirement Plan	Foreign Currency Translation	Accumulated Other Comprehensive (Loss) Income
Balance, January 2, 2016	$2,486	$(46,545)	$(44,059)
2016 activity	(534)	4,892	4,358
Balance, December 31, 2016	1,952	(41,653)	(39,701)
2017 activity	(194)	14,941	14,747
Balance, December 30, 2017	1,758	(26,712)	(24,954)
2018 activity	(294)	(18,945)	(19,239)
Balance, December 29, 2018	$1,464	$(45,657)	$(44,193)

18.	Condensed Consolidating Financial Statements:

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

Condensed Consolidating Balance Sheet
As of December 29, 2018

(in thousands)	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$785,605	$110,922	$—	$896,527
Receivables, net	—	590,269	34,703	—	624,972
Inventories	—	4,182,973	179,574	—	4,362,547
Other current assets	3,103	191,318	3,987	—	198,408
Total current assets	3,103	5,750,165	329,186	—	6,082,454
Property and equipment, net of accumulated depreciation	77	1,359,980	8,928	—	1,368,985
Goodwill	—	943,364	46,873	—	990,237
Intangible assets, net	—	510,586	40,007	—	550,593
Other assets, net	2,408	47,815	564	(2,408)	48,379
Investment in subsidiaries	3,945,862	474,772	—	(4,420,634)	—
Intercompany note receivable	1,048,993	—	—	(1,048,993)	—
Due from intercompany, net	—	102,886	297,580	(400,466)	—
	$5,000,443	$9,189,568	$723,138	$(5,872,501)	$9,040,648
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$—	$2,954,632	$218,158	$—	$3,172,790
Accrued expenses	3,444	603,460	16,237	—	623,141
Other current liabilities	—	91,994	(1,975)	—	90,019
Total current liabilities	3,444	3,650,086	232,420	—	3,885,950
Long-term debt	1,045,720	—	—	—	1,045,720
Deferred income taxes	—	306,127	14,634	(2,408)	318,353
Other long-term liabilities	—	238,500	1,312	—	239,812
Intercompany note payable	—	1,048,993	—	(1,048,993)	—
Due to intercompany, net	400,466	—	—	(400,466)	—
Commitments and contingencies
Stockholders' equity	3,550,813	3,945,862	474,772	(4,420,634)	3,550,813
	$5,000,443	$9,189,568	$723,138	$(5,872,501)	$9,040,648

Condensed Consolidating Balance Sheet
As of December 30, 2017

(in thousands)	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$23	$482,620	$64,317	$(23)	$546,937
Receivables, net	—	567,460	38,897	—	606,357
Inventories	—	3,986,724	181,768	—	4,168,492
Other current assets	—	103,118	2,063	(75)	105,106
Total current assets	23	5,139,922	287,045	(98)	5,426,892
Property and equipment, net of accumulated depreciation	103	1,384,115	9,920	—	1,394,138
Goodwill	—	943,359	50,934	—	994,293
Intangible assets, net	—	551,781	45,893	—	597,674
Other assets, net	3,224	68,749	554	(3,223)	69,304
Investment in subsidiaries	3,521,330	448,462	—	(3,969,792)	—
Intercompany note receivable	1,048,700	—	—	(1,048,700)	—
Due from intercompany, net	—	—	332,467	(332,467)	—
	$4,573,380	$8,536,388	$726,813	$(5,354,280)	$8,482,301
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$—	$2,657,792	$236,790	$—	$2,894,582
Accrued expenses	1,134	511,841	20,648	(75)	533,548
Other current liabilities	—	50,963	1,027	(23)	51,967
Total current liabilities	1,134	3,220,596	258,465	(98)	3,480,097
Long-term debt	1,044,327	—	—	—	1,044,327
Deferred income taxes	—	288,999	17,844	(3,223)	303,620
Other long-term liabilities	—	237,019	2,042	—	239,061
Intercompany note payable	—	1,048,700	—	(1,048,700)	—
Due to intercompany, net	112,723	219,744	—	(332,467)	—
Commitments and contingencies
Stockholders' equity	3,415,196	3,521,330	448,462	(3,969,792)	3,415,196
	$4,573,380	$8,536,388	$726,813	$(5,354,280)	$8,482,301

Condensed Consolidating Statement of Operations
For the Year Ended December 29, 2018

(in thousands)	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$9,225,772	$519,883	$(165,101)	$9,580,554
Cost of sales, including purchasing and warehousing costs	—	5,169,076	357,166	(165,101)	5,361,141
Gross profit	—	4,056,696	162,717	—	4,219,413
Selling, general and administrative expenses	20,235	3,547,645	98,412	(51,154)	3,615,138
Operating (loss) income	(20,235)	509,051	64,305	51,154	604,275
Other, net:
Interest (expense) income	(52,253)	(4,336)	1	—	(56,588)
Other income (expense), net	73,174	(6,961)	(7,482)	(51,154)	7,577
Total other, net	20,921	(11,297)	(7,481)	(51,154)	(49,011)
Income before provision for income taxes	686	497,754	56,824	—	555,264
Provision for income taxes	2,519	117,015	11,883	—	131,417
(Loss) income before equity in earnings of subsidiaries	(1,833)	380,739	44,941	—	423,847
Equity in earnings of subsidiaries	425,680	44,941	—	(470,621)	—
Net income	$423,847	$425,680	$44,941	$(470,621)	$423,847

Condensed Consolidating Statement of Operations
For the Year Ended December 30, 2017

(in thousands)	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$9,034,790	$550,450	$(211,456)	$9,373,784
Cost of sales, including purchasing and warehousing costs	—	5,107,063	393,128	(211,456)	5,288,735
Gross profit	—	3,927,727	157,322	—	4,085,049
Selling, general and administrative expenses	30,478	3,453,406	82,155	(51,202)	3,514,837
Operating (loss) income	(30,478)	474,321	75,167	51,202	570,212
Other, net:
Interest (expense) income	(52,305)	(6,496)	—	—	(58,801)
Other income (expense), net	83,840	(17,729)	(6,061)	(51,202)	8,848
Total other, net	31,535	(24,225)	(6,061)	(51,202)	(49,953)
Income before provision for income taxes	1,057	450,096	69,106	—	520,259
Provision for income taxes	641	32,623	11,490	—	44,754
Income before equity in earnings of subsidiaries	416	417,473	57,616	—	475,505
Equity in earnings of subsidiaries	475,089	57,616	—	(532,705)	—
Net income	$475,505	$475,089	$57,616	$(532,705)	$475,505

Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2016

(in thousands)	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$9,254,477	$556,747	$(243,545)	$9,567,679
Cost of sales, including purchasing and warehousing costs	—	5,171,953	383,356	(243,545)	5,311,764
Gross profit	—	4,082,524	173,391	—	4,255,915
Selling, general and administrative expenses	28,695	3,402,323	92,287	(54,988)	3,468,317
Operating (loss) income	(28,695)	680,201	81,104	54,988	787,598
Other, net:
Interest (expense) income	(52,081)	(7,897)	68	—	(59,910)
Other income (expense), net	81,683	(19,558)	4,010	(54,988)	11,147
Total other, net	29,602	(27,455)	4,078	(54,988)	(48,763)
Income before provision for income taxes	907	652,746	85,182	—	738,835
Provision for income taxes	1,588	260,155	17,470	—	279,213
(Loss) income before equity in earnings of subsidiaries	(681)	392,591	67,712	—	459,622
Equity in earnings of subsidiaries	460,303	67,712	—	(528,015)	—
Net income	$459,622	$460,303	$67,712	$(528,015)	$459,622

Condensed Consolidating Statement of Comprehensive Income
For the Year Ended December 29, 2018

(in thousands)	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$423,847	$425,680	$44,941	$(470,621)	$423,847
Other comprehensive loss:
Changes in net unrecognized other postretirement benefit costs	—	(294)	—	—	(294)
Currency translation adjustments	—	—	(18,945)	—	(18,945)
Equity in other comprehensive loss of subsidiaries	(19,239)	(18,945)	—	38,184	—
Total other comprehensive loss	(19,239)	(19,239)	(18,945)	38,184	(19,239)
Comprehensive income	$404,608	$406,441	$25,996	$(432,437)	$404,608

Condensed Consolidating Statement of Comprehensive Income
For the Year Ended December 30, 2017

(in thousands)	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$475,505	$475,089	$57,616	$(532,705)	$475,505
Other comprehensive income:
Changes in net unrecognized other postretirement benefit costs	—	(194)	—	—	(194)
Currency translation adjustments	—	—	14,941	—	14,941
Equity in other comprehensive income of subsidiaries	14,747	14,941	—	(29,688)	—
Total other comprehensive income	14,747	14,747	14,941	(29,688)	14,747
Comprehensive income	$490,252	$489,836	$72,557	$(562,393)	$490,252

Condensed Consolidating Statement of Comprehensive Income
For the Year Ended December 31, 2016

(in thousands)	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$459,622	$460,303	$67,712	$(528,015)	$459,622
Other comprehensive income:
Changes in net unrecognized other postretirement benefit costs	—	(534)	—	—	(534)
Currency translation adjustments	—	—	4,892	—	4,892
Equity in other comprehensive income of subsidiaries	4,358	4,892	—	(9,250)	—
Other comprehensive income	4,358	4,358	4,892	(9,250)	4,358
Comprehensive income	$463,980	$464,661	$72,604	$(537,265)	$463,980

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 29, 2018

(in thousands)	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$—	$753,948	$57,080	$—	$811,028
Cash flows from investing activities:
Purchases of property and equipment	—	(192,156)	(1,559)	—	(193,715)
Proceeds from sales of property and equipment	—	1,842	46	—	1,888
Other, net	—	—	—	—	—
Net cash used in investing activities	—	(190,314)	(1,513)	—	(191,827)
Cash flows from financing activities:
Increase (decrease) in bank overdrafts	—	35,280	(3,266)	—	32,014
Dividends paid	—	(17,819)	—	—	(17,819)
Proceeds from the issuance of common stock	—	3,200	—	—	3,200
Tax withholdings related to the exercise of stock appreciation rights	—	(773)	—	—	(773)
Repurchase of common stock	—	(281,354)	—	—	(281,354)
Other, net	(23)	817	—	23	817
Net cash used in financing activities	(23)	(260,649)	(3,266)	23	(263,915)
Effect of exchange rate changes on cash	—	—	(5,696)	—	(5,696)
Net (decrease) increase in cash and cash equivalents	(23)	302,985	46,605	23	349,590
Cash and cash equivalents, beginning of period	23	482,620	64,317	(23)	546,937
Cash and cash equivalents, end of period	$—	$785,605	$110,922	$—	$896,527

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 30, 2017

(in thousands)	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$—	$593,091	$7,714	$—	$600,805
Cash flows from investing activities:
Purchases of property and equipment	—	(187,993)	(1,765)	—	(189,758)
Proceeds from sales of property and equipment	—	11,085	14	—	11,099
Other, net	—	480	(460)	—	20
Net cash used in investing activities	—	(176,428)	(2,211)	—	(178,639)
Cash flows from financing activities:
Increase (decrease) in bank overdrafts	—	16,290	(2,286)	—	14,004
Borrowings under credit facilities	—	534,400	—	—	534,400
Payments on credit facilities	—	(534,400)	—	—	(534,400)
Dividends paid	—	(17,854)	—	—	(17,854)
Proceeds from the issuance of common stock	—	4,076	—	—	4,076
Tax withholdings related to the exercise of stock appreciation rights	—	(6,531)	—	—	(6,531)
Repurchase of common stock	—	(6,498)	—	—	(6,498)
Other, net	1	(2,069)	—	(1)	(2,069)
Net cash provided by (used in) financing activities	1	(12,586)	(2,286)	(1)	(14,872)
Effect of exchange rate changes on cash	—	—	4,465	—	4,465
Net increase in cash and cash equivalents	1	404,077	7,682	(1)	411,759
Cash and cash equivalents, beginning of period	22	78,543	56,635	(22)	135,178
Cash and cash equivalents, end of period	$23	$482,620	$64,317	$(23)	$546,937

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2016

(in thousands)	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$14	$491,180	$32,109	$—	$523,303
Cash flows from investing activities:
Purchases of property and equipment	—	(257,159)	(2,400)	—	(259,559)
Proceeds from sales of property and equipment	—	2,210	2	—	2,212
Other, net	—	(4,697)	—	—	(4,697)
Net cash used in investing activities	—	(259,646)	(2,398)	—	(262,044)
Cash flows from financing activities:
Decrease in bank overdrafts	—	(4,902)	(657)	(14)	(5,573)
Borrowings under credit facilities	—	799,600	—	—	799,600
Payments on credit facilities	—	(959,600)	—	—	(959,600)
Dividends paid	—	(17,738)	—	—	(17,738)
Proceeds from the issuance of common stock	—	4,532	—	—	4,532
Tax withholdings related to the exercise of stock appreciation rights	—	(19,558)	—	—	(19,558)
Repurchase of common stock	—	(18,393)	—	—	(18,393)
Other, net	—	(390)	—	—	(390)
Net cash used in financing activities	—	(216,449)	(657)	(14)	(217,120)
Effect of exchange rate changes on cash	—	—	257	—	257
Net increase in cash and cash equivalents	14	15,085	29,311	(14)	44,396
Cash and cash equivalents, beginning of period	8	63,458	27,324	(8)	90,782
Cash and cash equivalents, end of period	$22	$78,543	$56,635	$(22)	$135,178

19.	Quarterly Financial Data (unaudited):

The following table summarizes quarterly financial data for 2018 and 2017:

2018	First	Second	Third	Fourth
(in thousands, except per share data)	(16 weeks)	(12 weeks)	(12 weeks)	(12 weeks)
Net sales	$2,873,848	$2,326,652	$2,274,982	$2,105,072
Gross profit	$1,272,284	$1,011,559	$1,006,927	$928,643
Net income	$136,727	$117,836	$115,843	$53,441

Basic earnings per common share	$1.85	$1.59	$1.57	$0.74
Diluted earnings per common share	$1.84	$1.59	$1.56	$0.74

2017	First	Second	Third	Fourth
(in thousands, except per share data)	(16 weeks)	(12 weeks)	(12 weeks)	(12 weeks)
Net sales	$2,890,838	$2,263,727	$2,182,233	$2,036,986
Gross profit	$1,270,684	$993,088	$947,708	$873,569
Net income	$107,960	$87,049	$95,996	$184,500

Basic earnings per common share	$1.46	$1.18	$1.30	$2.50
Diluted earnings per common share	$1.46	$1.17	$1.30	$2.49

Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not be equal to the per share amount for the year.

Advance Auto Parts, Inc.
Schedule II - Valuation and Qualifying Accounts
(in thousands)

Allowance for doubtful accounts receivable	Balance at Beginning of Period	Charges to Expenses	Deductions		Balance at End of Period
December 31, 2016	$25,758	$24,597	$(21,191)	(1)	$29,164
December 30, 2017	$29,164	$20,110	$(31,055)	(1)	$18,219
December 29, 2018	$18,219	$18,445	$(18,622)	(1)	$18,042

(1)	Accounts written off during the period. These amounts did not impact our statement of operations for any year presented.

Other valuation and qualifying accounts have not been reported in this schedule because they are either not applicable or because the information has been included elsewhere in this report.

EXHIBIT INDEX

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith
2.1	Agreement and Plan of Merger by and among Advance Auto Parts, Inc., Generator Purchase, Inc., General Parts International, Inc. and Shareholder Representative Services LLC (as the Shareholder Representative), Dated as of October 15, 2013	10-K	2.1	2/25/2014
3.1	Restated Certificate of Incorporation of Advance Auto Parts, Inc. (“Advance Auto”) (as amended effective as of May 24, 2017).	10-Q	3.1	8/14/2018
3.2	Amended and Restated Bylaws of Advance Auto., effective May 24, 2017	10-Q	3.2	5/22/2018
4.1	Indenture, dated as of April 29, 2010, among Advance Auto Parts, Inc., each of the Subsidiary Guarantors from time to time party thereto and Wells Fargo Bank, National Association, as Trustee.	8-K	4.1	4/29/2010
4.2	First Supplemental Indenture, dated as of April 29, 2010, among Advance Auto Parts, Inc., each of the Subsidiary Guarantors from time to time party thereto and Wells Fargo Bank, National Association, as Trustee.	8-K	4.2	4/29/2010
4.3	Second Supplemental Indenture dated as of May 27, 2011 to the Indenture dated as of April 29, 2010 among Advance Auto Parts, Inc. as Issuer, each of the Subsidiary Guarantors from time to time party thereto and Wells Fargo Bank, National Association, as Trustee.	8-K	10.45	6/3/2011
4.4	Third Supplemental Indenture dated as of January 17, 2012 among Advance Auto Parts, Inc., each of the Subsidiary Guarantors from time to time party thereto and Wells Fargo Bank, National Association, as Trustee.	8-K	4.4	1/17/2012
4.5	Fourth Supplemental Indenture, dated as of December 21, 2012 among Advance Auto Parts, Inc., each of the Subsidiary Guarantors from time to time party thereto and Wells Fargo Bank, National Association, as Trustee.	8-K	4.5	12/21/2012
4.6	Fifth Supplemental Indenture, dated as of April 19, 2013 among Advance Auto Parts, Inc., each of the Subsidiary Guarantors from time to time party thereto and Wells Fargo Bank, National Association, as Trustee.	8-K	4.6	4/19/2013
4.7	Sixth Supplemental Indenture, dated as of December 3, 2013, among Advance Auto Parts, Inc., each of the Subsidiary Guarantors from time to time party thereto and Wells Fargo Bank, National Association, as Trustee.	8-K	4.7	12/9/2013
4.8	Form of 5.750% Note due 2020.	8-K	4.3	4/29/2010
4.9	Form of 4.500% Note due 2022.	8-K	4.5	1/17/2012
4.10	Form of 4.500% Note due 2023.	8-K	4.7	12/9/2013
4.11	Seventh Supplemental Indenture, dated as of February 28, 2014, among Advance Auto Parts, Inc., each of the Subsidiary Guarantors from time to time party thereto and Wells Fargo Bank, National Association, as Trustee.	10-Q	4.11	5/28/2014
10.1	Form of Indemnification Agreement between Advance Auto Parts and each of its Directors.	8-K	10.19	5/20/2004
10.2	Advance Auto Parts, Inc. 2004 Long-Term Incentive Plan (amended as of April 17, 2008).	10-Q	10.19	5/29/2008

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith
10.3	Advance Auto Parts, Inc. Deferred Stock Unit Plan for Non-Employee Directors and Selected Executives (as amended January 1, 2008), including First Amendment to the Advance Auto Parts, Inc. Deferred Stock Unit Plan for Non-Employee Directors and Selected Executives (as amended and restated effective as of January 1, 2009) and Second Amendment to the Advance Auto Parts, Inc. Deferred Stock Unit Plan for Non-Employee Directors and Selected Executives (as amended and restated effective as of January 1, 2010).	10-K	10.17	3/1/2011
10.4	Amended and Restated Advance Auto Parts, Inc. Employee Stock Purchase Plan.	DEF 14A	Appendix C	4/16/2012
10.5	Advance Auto Parts, Inc. Deferred Compensation Plan (as amended January 1, 2008), including First Amendment to the Advance Auto Parts, Inc. Deferred Compensation Plan (as amended and restated effective as of January 1, 2009) and Second Amendment to the Advance Auto Parts, Inc. Deferred Compensation Plan (as amended and restated effective as of January 1, 2010).	10-K	10.19	3/1/2011
10.6	Advance Auto Parts, Inc. Executive Incentive Plan.	DEF 14A	Appendix B	4/11/2007
10.7	Attachment C to Employment Agreement effective June 4, 2008 between Advance Auto Parts, Inc. and Michael A. Norona.	8-K	10.35	6/4/2008
10.8	Form of Advance Auto Parts, Inc. Restricted Stock Award Agreement dated November 17, 2008.	8-K	10.39	11/21/2008
10.9	Form of Advance Auto Parts, Inc. SAR Award Agreement under 2004 Long-Term Incentive Plan.	10-K	10.33	2/28/2012
10.10	Form of Advance Auto Parts, Inc. Restricted Stock Award Agreement under 2004 Long-Term Incentive Plan.	10-K	10.34	2/28/2012
10.11	Supplement No. 1 to Guarantee Agreement.	8-K	10.1	12/21/2012
10.12	Third Amendment to the Advance Auto Parts, Inc. Deferred Compensation Plan (Effective as of January 1, 2013).	10-K	10.33	2/25/2013
10.13	Third Amendment to the Advance Auto Parts, Inc. Deferred Stock Unit Plan for Non-Employee Directors and Selected Executives (Effective as of January 1, 2013).	10-K	10.34	2/25/2013
10.14	Form of Advance Auto Parts, Inc. SARs Award Agreement and Restricted Stock Unit Award Agreement under 2004 Long-Term Incentive Plan.	10-K	10.36	2/25/2013
10.15	Form of Advance Auto Parts, Inc. Restricted Stock Unit Agreement dated March 1, 2013.	8-K	10.38	3/7/2013
10.16	Credit Agreement, dated as of December 5, 2013, among Advance Auto Parts, Inc. Advance Stores Company, Incorporated, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent.	8-K	10.1	12/9/2013
10.17	Guarantee Agreement, dated as of December 5, 2013, among Advance Auto Parts, Inc. Advance Stores Company, Incorporated, the other lenders from time to time party lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent for the lenders.	8-K	10.2	12/9/2013
10.18	Supplement No. 1 to Guarantee Agreement.	10-K	10.45	2/25/2014
10.19	First Amendment to the Advance Auto Parts, Inc. Employee Stock Purchase Plan (As amended and Restated Effective as of May 15, 2012).	10-K	10.46	2/25/2014
10.20	Form of Advance Auto Parts, Inc. SARs Award Agreement and Restricted Stock Unit Award Agreement.	10-K	10.48	2/25/2014

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith
10.21	Second Amendment to the Advance Auto Parts, Inc. Employee Stock Purchase Plan (As amended and Restated Effective as of May 15, 2012).	10-K	10.50	3/3/2015
10.22	Fourth Amendment to the Advance Auto Parts, Inc. Deferred Compensation Plan (As Amended and Restated Effective as of January 1, 2008).	10-K	10.51	3/3/2015
10.23	Fourth Amendment to the Advance Auto Parts, Inc. Deferred Stock Unit Plan for Non-Employee Directors and Selected Executives (As Amended and Restated Effective as of January 1, 2008).	10-K	10.52	3/3/2015
10.24	Fifth Amendment to the Advance Auto Parts, Inc. Deferred Compensation Plan (As Amended and Restated Effective as of January 1, 2008).	10-K	10.53	3/3/2015
10.25	Fifth Amendment to the Advance Auto Parts, Inc. Deferred Stock Unit Plan for Non-Employee Directors and Selected Executives (As Amended and Restated Effective as of January 1, 2008).	10-K	10.54	3/3/2015
10.26	Agreement, dated as of November 11, 2015, by and among Advance Auto Parts, Inc. and Starboard.	8-K	10.1	11/13/2015
10.27	Restricted Stock Unit Award Agreement between Advance Auto Parts, Inc. and John C. Brouillard dated December 1, 2015.	10-K	10.58	3/1/2016
10.28	Employment Agreement effective March 28, 2016 between Advance Auto Parts, Inc. and Thomas Greco.	10-Q	10.1	5/31/2016
10.29	First Amendment to Employment Agreement effective April 2, 2016 between Advance Auto Parts, Inc. and Thomas R. Greco.	10-Q	10.2	5/31/2016
10.30	2016 Restricted Stock Unit Award Agreement (Sign-On Award - Performance-Based) between Advance Auto Parts, Inc. and Thomas Greco dated April 14, 2016.	10-Q	10.3	5/31/2016
10.31	2016 Restricted Stock Unit Award Agreement (Sign-on Award - Time-Based) between Advance Auto Parts, Inc. and Thomas Greco dated April 14, 2016.	10-Q	10.4	5/31/2016
10.32	2016 time-Based SARs Award Agreement (Stock Settled - Inducement Award) between Advance Auto Parts, Inc. and Thomas Greco dated April 14, 2016.	10-Q	10.5	5/31/2016
10.33	Form of Performance-Based SARs Award Agreement between Advance Auto Parts, Inc. and Thomas Greco.	10-Q	10.6	5/31/2016
10.34	Form of Restricted Stock Unit Award Agreement between Advance Auto Parts, Inc. and Thomas Greco.	10-Q	10.7	5/31/2016
10.35	Employment Agreement effective October 3, 2016 between Advance Auto Parts, Inc. and Thomas B. Okray.	10-Q	10.1	11/15/2016
10.36	Credit Agreement, dated as January 31, 2017, among Advance Auto Parts, Inc., Advance Stores Company, Incorporated, the lenders party thereto, and Bank of America, N.A., as Administrative Agent.	8-K	10.1	2/6/2017
10.37	Guarantee Agreement, dated as of January 31, 2017, among Advance Auto Parts, Inc., Advance Stores Company, Incorporated, the other guarantors from time to time party thereto and Bank of America, N.A., as administrative agent for the lenders.	8-K	10.2	2/6/2017
10.38	Employment Agreement effective August 21, 2016 between Advance Auto Parts, Inc. and Robert B. Cushing.	10-K	10.50	2/28/2017
10.39	2016 Restricted Stock Unit Award Agreement (Time-Based) between Advance Auto Parts, Inc. and Thomas B. Okray dated November 21, 2016.	10-K	10.52	2/28/2017

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith
10.40	2016 Restricted Stock Unit Award Agreement (Performance-Based) between Advance Auto Parts, Inc. and Robert B. Cushing dated September 7, 2016.	10-K	10.53	2/28/2017
10.41	Sixth Amendment to the Advance Auto Parts, Inc. Deferred Compensation Plan (As Amended and Restated Effective as of January 1, 2008).	10-K	10.54	2/28/2017
10.42	Sixth Amendment to the Advance Auto Parts, Inc. Deferred Stock Unit Plan for Non-Employee Directors and Selected Executives (As Amended and Restated Effective as of January 1, 2008).	10-K	10.55	2/28/2017
10.43	Seventh Amendment to the Advance Auto Parts, Inc. Deferred Stock Unit Plan for Non-Employee Directors and Selected Executives (As Amended and Restated Effective as of January 1, 2008).	10-K	10.56	2/28/2017
10.44	Form of 2015 Advance Auto Parts, Inc. Restricted Stock Unit Award Agreement.	10-K	10.57	2/28/2017
10.45	Form of 2015 Advance Auto Parts, Inc. SARs Award Agreement.	10-K	10.58	2/28/2017
10.46	Advance Auto Parts, Inc. 2017 Amended and Restated Executive Incentive Plan	DEF14A	Appendix A	4/6/2017
10.47	Amendment No. 1 to Credit Agreement, dated as of January 31, 2018, among Advance Auto Parts, Inc., Advance Stores Company, Incorporated, the lenders party thereto, and Bank of America, N.A., as Administrative Agent.	8-K	10.1	2/6/2018
10.48	7th Amendment to Advance Auto Parts, Inc. Deferred Compensation Plan (As Amended and Restated Effective as of January 1, 2008).	10-K	10.57	2/21/2018
10.49	8th Amendment to Advance Auto Parts, Inc. Deferred Stock Unit Plan for Non-Employee Directors and Selected Executives (As Amended and Restated Effective as of January 1, 2008).	10-K	10.58	2/21/2018
10.50	Employment Agreement effective September 17, 2018 between Advance Auto Parts, Inc. and Jeffrey W. Shepherd.	10-Q	10.1	11/13/2018
10.51	Amendment No. 2 to the Credit Agreement, dated as of January 10, 2019, among Advance Auto Parts, Inc., Advance Stores Company, Incorporated, the lenders party thereto, and Bank of America, N.A., as Administrative Agent.	8-K	10.1	10/15/2018
10.52	Employment Agreement effective February 6, 2018 between Advance Auto Parts, Inc. and Michael T. Broderick.				X
10.53	Employment Agreement effective October 3, 2018 between Advance Auto Parts, Inc. and Reuben E. Slone.				X
10.54	Form of 2017 Advance Auto Parts, Inc. Performance-Based Restricted Stock Unit Award Agreement.				X
10.55	Form of 2018 Advance Auto Parts, Inc. Performance-Based Restricted Stock Unit Award Agreement.				X
10.56	Form of 2018 Advance Auto Parts, Inc. Time-Based Restricted Stock Unit Award Agreement.				X
10.57	Advance Auto Parts, Inc. 2004 Long-Term Incentive Plan (as amended effective August 7, 2018).				X
10.58	2018 Restricted Stock Unit Award Agreement (Performance-Based) between Advance Auto Parts, Inc. and Rueben E. Slone dated November 19, 2018.				X
21.1	Subsidiaries of Advance Auto Parts, Inc.				X

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith
23.1	Consent of Deloitte & Touche LLP.				X
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

Item 16. Form 10-K Summary.

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCE AUTO PARTS, INC.
Dated:	February 19, 2019	By:	/s/ Jeffrey W. Shepherd
Jeffrey W. Shepherd
Executive Vice President, Chief Financial Officer, Controller and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas R. Greco	President and Chief Executive Officer and Director	February 19, 2019
Thomas R. Greco	(Principal Executive Officer)

/s/ Jeffrey W. Shepherd	Executive Vice President, Chief Financial Officer, Controller and Chief Accounting Officer	February 19, 2019
Jeffrey W. Shepherd	(Principal Financial and Accounting Officer)

/s/ Jeffrey C. Smith	Chairman and Director	February 19, 2019
Jeffrey C. Smith

/s/ John F. Bergstrom	Director	February 19, 2019
John F. Bergstrom

/s/ Brad W. Buss	Director	February 19, 2019
Brad W. Buss

/s/ Fiona P. Dias	Director	February 19, 2019
Fiona P. Dias

/s/ John F. Ferraro	Director	February 19, 2019
John F. Ferraro

/s/ Adriana Karaboutis	Director	February 19, 2019
Adriana Karaboutis

/s/ Eugene I. Lee, Jr.	Director	February 19, 2019
Eugene I. Lee, Jr.

/s/ Nigel Travis	Director	February 19, 2019
Nigel Travis

/s/ Douglas A. Pertz	Director	February 19, 2019
Douglas A. Pertz

/s/ Jeffrey J. Jones II	Director	February 19, 2019
Jeffrey J. Jones II

/s/ Sharon L. McCollam	Director	February 19, 2019
Sharon L. McCollam