Form 10-Q
period 2019-04-20
ADVANCE AUTO PARTS INC
filed 2019-05-22
CIK 1158449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q
________________________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 20, 2019

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________.

Commission file number 001-16797
________________________

ADVANCE AUTO PARTS, INC.
(Exact name of registrant as specified in its charter)
________________________

Delaware (State or other jurisdiction of incorporation or organization)	54-2049910 (I.R.S. Employer Identification No.)

2635 East Millbrook Road Raleigh, North Carolina (Address of principal executive offices)	27604 (Zip Code)

(540) 362-4911
(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock, $0.0001 par value	AAP	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 20, 2019, the number of shares of the registrant’s common stock outstanding was 71,736,870 shares.

PART I.  FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except per share data) (Unaudited)

	April 20, 2019	December 29, 2018
Assets
Current assets:
Cash and cash equivalents	$537,330	$896,527
Receivables, net	684,419	624,972
Inventories	4,433,981	4,362,547
Other current assets	126,108	198,408
Total current assets	5,781,838	6,082,454
Property and equipment, net of accumulated depreciation of $1,951,225 and $1,918,502	1,363,128	1,368,985
Operating lease right-of-use assets	2,371,362	—
Goodwill	991,240	990,237
Intangible assets, net	527,702	550,593
Other assets	46,241	48,379
	$11,081,511	$9,040,648
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,276,955	$3,172,790
Accrued expenses	530,277	623,141
Other current liabilities	491,645	90,019
Total current liabilities	4,298,877	3,885,950
Long-term debt	746,767	1,045,720
Noncurrent operating lease liabilities	2,054,173	—
Deferred income taxes	310,404	318,353
Other long-term liabilities	124,067	239,812
Commitments and contingencies
Stockholders’ equity:
Preferred stock, nonvoting, $0.0001 par value	—	—
Common stock, voting, $0.0001 par value	8	8
Additional paid-in capital	706,360	694,797
Treasury stock, at cost	(560,245)	(425,954)
Accumulated other comprehensive loss	(40,038)	(44,193)
Retained earnings	3,441,138	3,326,155
Total stockholders’ equity	3,547,223	3,550,813
	$11,081,511	$9,040,648

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands, except per share data) (Unaudited)

	Sixteen Weeks Ended
	April 20, 2019	April 21, 2018
Net sales	$2,952,036	$2,873,848
Cost of sales, including purchasing and warehousing costs	1,647,424	1,601,564
Gross profit	1,304,612	1,272,284
Selling, general and administrative expenses	1,096,672	1,074,043
Operating income	207,940	198,241
Other, net:
Interest expense	(14,944)	(17,682)
Other (expense) income, net	(2,238)	458
Total other, net	(17,182)	(17,224)
Income before provision for income taxes	190,758	181,017
Provision for income taxes	48,258	44,290
Net income	$142,500	$136,727

Basic earnings per common share	$1.99	$1.85
Weighted average common shares outstanding	71,787	73,979
Diluted earnings per common share	$1.98	$1.84
Weighted average common shares outstanding	72,103	74,205

Condensed Consolidated Statements of Comprehensive Income
(In thousands) (Unaudited)

	Sixteen Weeks Ended
	April 20, 2019	April 21, 2018
Net income	$142,500	$136,727
Other comprehensive income (loss):
Changes in net unrecognized other postretirement benefit income (costs), net of tax of $17 and $32	95	(91)
Currency translation adjustments	4,060	(3,767)
Total other comprehensive income (loss)	4,155	(3,858)
Comprehensive income	$146,655	$132,869

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries Condensed Consolidated Statements of Changes in Stockholders’ Equity (In thousands, except per share data) (Unaudited)

	Sixteen Weeks Ended April 20, 2019
	Common Stock		Additional Paid-in Capital	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance, December 29, 2018	72,460	$8	$694,797	$(425,954)	$(44,193)	$3,326,155	$3,550,813
Net income	—	—	—	—	—	142,500	142,500
Cumulative effect of accounting change from adoption of ASU 2016-02, net of tax	—	—	—	—	—	(23,165)	(23,165)
Total other comprehensive income	—	—	—	—	4,155	—	4,155
Issuance of shares upon the exercise of stock appreciation rights	1	—	—	—	—	—	—
Tax withholdings related to the exercise of stock appreciation rights	—	—	(99)	—	—	—	(99)
Restricted stock units and deferred stock units vested	111		—	—	—	—	—
Share-based compensation	—	—	10,984	—	—	—	10,984
Stock issued under employee stock purchase plan	5	—	678	—	—	—	678
Repurchases of common stock	(840)	—	—	(134,291)	—	—	(134,291)
Cash dividends declared ($0.06 per common share)	—	—	—	—	—	(4,352)	(4,352)
Balance, April 20, 2019	71,737	$8	$706,360	$(560,245)	$(40,038)	$3,441,138	$3,547,223

	Sixteen Weeks Ended April 21, 2018
	Common Stock		Additional Paid-in Capital	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance, December 30, 2017	73,936	$8	$664,646	$(144,600)	$(24,954)	$2,920,096	$3,415,196
Net income	—	—	—	—	—	136,727	136,727
Total other comprehensive loss	—	—	—	—	(3,858)	—	(3,858)
Issuance of shares upon the exercise of stock appreciation rights	2	—	—	—	—	—	—
Tax withholdings related to the exercise of stock appreciation rights	—	—	(93)	—	—	—	(93)
Restricted stock units and deferred stock units vested	119	—	—	—	—	—	—
Share-based compensation	—		7,642	—	—	—	7,642
Stock issued under employee stock purchase plan	18	—	754	—	—	—	754
Repurchases of common stock	(45)	—	—	(5,224)	—	—	(5,224)
Cash dividends declared ($0.06 per common share)	—	—	—	—	—	(4,487)	(4,487)
Other	—	—	(36)	—	—	—	(36)
Balance, April 21, 2018	74,030	$8	$672,913	$(149,824)	$(28,812)	$3,052,336	$3,546,621

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands) (Unaudited)

	Sixteen Weeks Ended
	April 20, 2019	April 21, 2018
Cash flows from operating activities:
Net income	$142,500	$136,727
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	69,885	71,692
Share-based compensation	10,984	7,642
Loss on disposal and impairment of long-lived assets	125	3,208
(Benefit) provision for deferred income taxes	(250)	7,340
Other	11,348	672
Net change in:
Receivables, net	(58,757)	(14,012)
Inventories	(68,742)	(64,369)
Accounts payable	102,941	(2,948)
Accrued expenses	(62,751)	20,765
Other assets and liabilities, net	57,259	(12,747)
Net cash provided by operating activities	204,542	153,970
Cash flows from investing activities:
Purchases of property and equipment	(61,312)	(34,474)
Proceeds from sales of property and equipment	553	530
Net cash used in investing activities	(60,759)	(33,944)
Cash flows from financing activities:
Decrease in bank overdrafts	(50,578)	(12,101)
Redemption of senior unsecured notes	(310,047)	—
Dividends paid	(8,723)	(8,930)
Proceeds from the issuance of common stock	678	754
Tax withholdings related to the exercise of stock appreciation rights	(99)	(93)
Repurchases of common stock	(134,291)	(5,224)
Other, net	(116)	(1,163)
Net cash used in financing activities	(503,176)	(26,757)
Effect of exchange rate changes on cash	196	(1,063)
Net (decrease) increase in cash and cash equivalents	(359,197)	92,206
Cash and cash equivalents, beginning of period	896,527	546,937
Cash and cash equivalents, end of period	$537,330	$639,143

Non-cash transactions:
Accrued purchases of property and equipment	$14,194	$8,591

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

As of April 20, 2019, we operated a total of 4,931 stores and 146 Worldpac branches primarily within the United States, with additional locations in Canada, Puerto Rico and the U.S. Virgin Islands. In addition, as of April 20, 2019, we served 1,238 independently owned Carquest branded stores across the same geographic locations served by our stores in addition to Mexico, the Bahamas, Turks and Caicos and the British Virgin Islands.

The accounting policies followed in the presentation of interim financial results are consistent with those followed on an annual basis. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), have been condensed or omitted based upon the Securities and Exchange Commission (“SEC”) interim reporting guidance. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for 2018 as filed with the SEC on February 19, 2019.

During the sixteen weeks ended April 20, 2019, we made an out-of-period correction, which increased Accounts payable and Cost of sales by $13.0 million, related to received not invoiced inventory.

The results of operations for the interim periods are not necessarily indicative of the operating results to be expected for the full year. Our first quarter of the year contains sixteen weeks. Our remaining three quarters consist of twelve weeks.

2.	Significant Accounting Policies:

Revenues

The following table summarizes disaggregated revenue from contracts with customers by product group:

	Sixteen Weeks Ended
	April 20, 2019	April 21, 2018
Percentage of Net sales, by product group:
Parts and batteries	66%	65%
Accessories and chemicals	21	20
Engine maintenance	12	14
Other	1	1
Total	100%	100%

We had no material contract assets, contract liabilities or costs to obtain and fulfill contracts recorded on the Condensed Consolidated Balance Sheet as of April 20, 2019 and December 29, 2018. For the sixteen weeks ended April 20, 2019, revenue recognized from performance obligations related to prior periods (for example, due to changes in transaction price) was insignificant.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Recently Issued Accounting Pronouncements

We adopted Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) (“ASU 2016-02”), as of December 30, 2018, using the alternative transition method provided in ASU 2018-11, Leases (Topic 842): Targeted Improvements. Using the alternative transition method, we applied the transition requirements at the effective date of ASU 2016-02 with the impact of initially applying ASU 2016-02 recognized as a cumulative-effect adjustment to retained earnings in the first quarter of 2019. Consequently, the comparative periods presented continue to be in accordance with ASC 840, Leases (Topic 840) (“ASC 840”), including the disclosure requirements of ASC 840.

We elected the package of practical expedients permitted under the transition guidance within the new standard. In addition, as a practical expedient relating to our facility and vehicle leases, we elected not to separate lease components from nonlease components.

The adoption of ASU 2016-02 resulted in the recording of lease assets and lease liabilities of $2.4 billion as of December 30, 2018. At the date of adoption, there was a difference between the operating lease right-of-use assets and lease liabilities recorded that included an adjustment to retained earnings, net of a $7.9 million deferred tax impact, which primarily resulted from the impairment of select operating lease right-of-use assets. For the sixteen weeks ended April 20, 2019, the adoption of the new standard did not have a material impact on our condensed consolidated statements of operations and condensed consolidated statements of cash flows as substantially all of our leases remained operating in nature.

3.	Inventories

Inventories are stated at the lower of cost or market. We used the last in, first out (“LIFO”) method of accounting for approximately 88% and 89% of inventories as of April 20, 2019 and December 29, 2018. Under the LIFO method, our Cost of sales reflects the costs of the most recently purchased inventories, while the inventory carrying balance represents the costs for inventories purchased in the sixteen weeks ended April 20, 2019 and prior years. We recorded an increase to Cost of sales of $26.4 million for the sixteen weeks ended April 20, 2019 and a decrease to Cost of sales of $20.0 million for the sixteen weeks ended April 21, 2018 to state inventories at LIFO.

An actual valuation of inventory under the LIFO method is performed by us at the end of each fiscal year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on our estimates of expected year-end inventory levels and costs.

Inventory balances were as follows:

(in thousands)	April 20, 2019	December 29, 2018
Inventories at first in, first out (“FIFO”)	$4,217,495	$4,119,617
Adjustments to state inventories at LIFO	216,486	242,930
Inventories at LIFO	$4,433,981	$4,362,547

4.	Exit Activities

As of December 29, 2018, and in accordance with ASC 420, Exit or Disposal Cost Obligations, the closed facility lease obligation, which comprised of sublease assets and lease liabilities for closed facilities, was $42.3 million recorded in connection with the initiatives and liabilities associated with facility closures that occurred as part of our normal market evaluation process as described in our 2018 Form 10-K. As a result of our transition to ASU 2016-02, Leases (Topic 842), our lease liabilities for closed facilities are included within Other current liabilities and Noncurrent operating lease liabilities and our sublease assets are included within Operating lease right-of-use assets in the accompanying condensed consolidated balance sheet as of April 20, 2019.

5.	Intangible Assets

Our definite-lived intangible assets include customer relationships and non-compete agreements. Amortization expense was $9.7 million and $13.4 million for the sixteen weeks ended April 20, 2019 and April 21, 2018.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

6.	Receivables, net

Receivables consist of the following:

(in thousands)	April 20, 2019	December 29, 2018
Trade	$465,085	$397,909
Vendor	225,845	228,024
Other	12,264	17,081
Total receivables	703,194	643,014
Less: allowance for doubtful accounts	(18,775)	(18,042)
Receivables, net	$684,419	$624,972

7.	Long-term Debt and Fair Value of Financial Instruments

Long-term debt consists of the following:

(in thousands)	April 20, 2019	December 29, 2018
Total long-term debt	$746,830	$1,045,930
Less: current portion of long-term debt	(63)	(210)
Long-term debt, excluding current portion	$746,767	$1,045,720

Fair value of long-term debt	$781,000	$1,074,000

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

Bank Debt

As of April 20, 2019 and December 29, 2018 we had no outstanding borrowings under the revolver and borrowing availability was $998.5 million and $998.0 million based on our leverage ratio. As of April 20, 2019 and December 29, 2018, we had letters of credit outstanding of $1.5 million and $100.5 million, which generally have a term of one year or less and primarily serve as collateral for our self-insurance policies. We were in compliance with all financial covenants required by our debt arrangements as of April 20, 2019.

Senior Unsecured Notes

Our 5.75% senior unsecured notes were issued in April 2010 at 99.587% of the principal amount of $300.0 million and are due May 1, 2020 (the “2020 Notes”). On February 28, 2019, we redeemed all $300.0 million aggregate principal amount of our outstanding 2020 Notes. We incurred charges relating to a make-whole provision and debt issuance costs of $10.1 million and $0.7 million resulting from the early redemption of our 2020 Notes.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Debt Guarantees

We are a guarantor of loans made by banks to various independently owned Carquest-branded stores that are our customers totaling $24.0 million and $24.3 million as of April 20, 2019 and December 29, 2018. These loans are collateralized by security agreements on merchandise inventory and other assets of the borrowers. The approximate value of the inventory collateralized by these agreements is $51.8 million and $53.9 million as of April 20, 2019 and December 29, 2018. We believe that the likelihood of performance under these guarantees is remote.

8.	Leases

Substantially all of our leases are for facilities and vehicles. The initial term for facilities are typically 5 to 10 years, with renewal options at 5 year intervals, with the exercise of lease renewal options at our sole discretion. Our vehicle and equipment leases have three to five-year terms. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Operating lease liabilities consist of the following:

(in thousands)	April 20, 2019
Total operating lease liabilities	$2,503,875
Less: Current portion of operating lease liabilities	(449,702)
Noncurrent operating lease liabilities	$2,054,173

The current portion of operating lease liabilities is included in Other current liabilities in the accompanying condensed consolidated balance sheet.

Total lease cost is included in Cost of sales and SG&A in the accompanying condensed consolidated statements of operations and is recorded net of immaterial sublease income. Total lease cost is comprised of the following:

(in thousands)	April 20, 2019
Operating lease cost	$160,046
Variable lease cost	49,690
Total lease cost	$209,736

The future maturity of lease liabilities are as follows:

(in thousands)	April 20, 2019
Remainder of 2019	$386,478
2020	540,813
2021	441,696
2022	347,796
2023	293,444
Thereafter	924,022
Total lease payments	$2,934,249
Less: Imputed interest	(430,374)
Total operating lease liabilities	$2,503,875

Operating lease payments include $139.8 million related to options to extend lease terms that are reasonably certain of being exercised and exclude $28.1 million of legally binding minimum lease payments for leases signed but not yet commenced.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The weighted-average remaining lease term and weighted-average discount rate for our operating leases are 7.2 years and 4.2% as of April 20, 2019. We calculated the weighted-average discount rates using incremental borrowing rates, which equal the rates of interest that we would pay to borrow funds on a fully collateralized basis over a similar term.

Other information relating to our lease liabilities is as follows:

(in thousands)	April 20, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$143,450
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$108,881

As previously disclosed in our 2018 Annual Report on Form 10-K and under the previous lease accounting standard, future minimum lease payments due under non-cancelable operating leases would have been as follows:

Year	December 29, 2018
(in thousands)
2019	$520,541
2020	481,812
2021	416,895
2022	349,470
2023	270,116
Thereafter	837,441
$2,876,275

9.	Warranty Liabilities

The following table presents changes in our warranty reserves:

	Sixteen Weeks Ended	Fifty-Two Weeks Ended
(in thousands)	April 20, 2019	December 29, 2018
Warranty reserve, beginning of period	$45,280	$49,024
Additions to warranty reserves	12,724	43,200
Reserves utilized	(12,929)	(46,944)
Warranty reserve, end of period	$45,075	$45,280

10.	Share Repurchase Program

Our share repurchase program permits the repurchase of our common stock on the open market or in privately negotiated transactions from time to time. On August 8, 2018, our Board of Directors authorized a $600.0 million share repurchase program.

During the sixteen weeks ended April 20, 2019, we repurchased 0.8 million shares of our common stock at an aggregate cost of $127.2 million, or an average price of $159.65 per share, in connection with our share repurchase program. We had $200.0 million remaining under our share repurchase program as of April 20, 2019. During the sixteen weeks ended April 21, 2018, we repurchased no shares of our common stock in connection with our prior share repurchase program.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

11.	Earnings per Share

The computation of basic and diluted earnings per share are as follows:

	Sixteen Weeks Ended
(in thousands, except per share data)	April 20, 2019	April 21, 2018
Numerator
Net income applicable to common shares	$142,500	$136,727
Denominator
Basic weighted average common shares	71,787	73,979
Dilutive impact of share-based awards	316	226
Diluted weighted average common shares	72,103	74,205

Basic earnings per common share	$1.99	$1.85
Diluted earnings per common share	$1.98	$1.84

12.	Share-Based Compensation

During the sixteen weeks ended April 20, 2019, we granted 190 thousand time-based restricted stock units (“RSUs”), 54 thousand performance-based RSUs and 27 thousand market-based RSUs. The general terms of the time-based, performance-based and market-based RSUs are similar to awards previously granted by us.

The weighted average fair values of the time-based, performance-based and market-based RSUs granted during the sixteen weeks ended April 20, 2019 were $160.21, $159.93 and $165.84 per share. For time-based and performance-based RSUs, the fair value of each award was determined based on the market price of our stock on the date of grant adjusted for expected dividends during the vesting period, as applicable. The fair value of each market-based RSU was determined using a Monte Carlo simulation model.

Total income tax benefit related to share-based compensation expense for the sixteen weeks ended April 20, 2019 and April 21, 2018 was $2.7 million and $1.8 million. As of April 20, 2019, there was $83.5 million of unrecognized compensation expense related to all share-based awards that is expected to be recognized over a weighted average period of 1.9 years.

13.	Condensed Consolidating Financial Statements

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

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Balance Sheet
As of April 20, 2019

(in thousands)	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$4	$485,512	$51,818	$(4)	$537,330
Receivables, net	—	644,983	39,436	—	684,419
Inventories	—	4,245,643	188,338	—	4,433,981
Other current assets	1,421	120,529	4,158	—	126,108
Total current assets	1,425	5,496,667	283,750	(4)	5,781,838
Property and equipment, net of accumulated depreciation	72	1,354,398	8,658	—	1,363,128
Operating lease right-of-use assets	—	2,328,974	42,388	—	2,371,362
Goodwill	—	943,502	47,738	—	991,240
Intangible assets, net	—	487,802	39,900	—	527,702
Other assets, net	2,294	45,664	577	(2,294)	46,241
Investment in subsidiaries	4,077,071	495,756	—	(4,572,827)	—
Intercompany note receivable	749,248	—	—	(749,248)	—
Due from intercompany, net	—	179,333	354,702	(534,035)	—
	$4,830,110	$11,332,096	$777,713	$(5,858,408)	$11,081,511
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$—	$3,076,126	$200,829	$—	$3,276,955
Accrued expenses	2,085	503,766	24,426	—	530,277
Other current liabilities	—	483,144	8,505	(4)	491,645
Total current liabilities	2,085	4,063,036	233,760	(4)	4,298,877
Long-term debt	746,767	—	—	—	746,767
Noncurrent operating lease liabilities	—	2,021,182	32,991	—	2,054,173
Deferred income taxes	—	297,743	14,955	(2,294)	310,404
Other long-term liabilities	—	123,816	251	—	124,067
Intercompany note payable	—	749,248	—	(749,248)	—
Due to intercompany, net	534,035	—	—	(534,035)	—
Commitments and contingencies
Stockholders' equity	3,547,223	4,077,071	495,756	(4,572,827)	3,547,223
	$4,830,110	$11,332,096	$777,713	$(5,858,408)	$11,081,511

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

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statement of Operations
For the Sixteen Weeks Ended April 20, 2019

(in thousands)	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$2,852,700	$147,290	$(47,954)	$2,952,036
Cost of sales, including purchasing and warehousing costs	—	1,598,539	96,839	(47,954)	1,647,424
Gross profit	—	1,254,161	50,451	—	1,304,612
Selling, general and administrative expenses	12,119	1,077,144	31,409	(24,000)	1,096,672
Operating (loss) income	(12,119)	177,017	19,042	24,000	207,940
Other, net:
Interest expense	(13,512)	(1,406)	(26)	—	(14,944)
Other income (expense), net	26,211	(6,891)	2,442	(24,000)	(2,238)
Total other, net	12,699	(8,297)	2,416	(24,000)	(17,182)
Income before provision for income taxes	580	168,720	21,458	—	190,758
Provision for income taxes	1,300	42,294	4,664	—	48,258
(Loss) income before equity in earnings of subsidiaries	(720)	126,426	16,794	—	142,500
Equity in earnings of subsidiaries	143,220	16,794	—	(160,014)	—
Net income	$142,500	$143,220	$16,794	$(160,014)	$142,500

Condensed Consolidating Statement of Operations
For the Sixteen Weeks Ended April 21, 2018

(in thousands)	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$2,775,903	$152,119	$(54,174)	$2,873,848
Cost of sales, including purchasing and warehousing costs	—	1,551,041	104,697	(54,174)	1,601,564
Gross profit	—	1,224,862	47,422	—	1,272,284
Selling, general and administrative expenses	4,811	1,054,389	30,582	(15,739)	1,074,043
Operating (loss) income	(4,811)	170,473	16,840	15,739	198,241
Other, net:
Interest expense	(16,078)	(1,604)	—	—	(17,682)
Other income (expense), net	21,257	(2,993)	(2,067)	(15,739)	458
Total other, net	5,179	(4,597)	(2,067)	(15,739)	(17,224)
Income before provision for income taxes	368	165,876	14,773	—	181,017
Provision for income taxes	1,263	40,452	2,575	—	44,290
(Loss) income before equity in earnings of subsidiaries	(895)	125,424	12,198	—	136,727
Equity in earnings of subsidiaries	137,622	12,198	—	(149,820)	—
Net income	$136,727	$137,622	$12,198	$(149,820)	$136,727

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income
For the Sixteen Weeks Ended April 20, 2019

(in thousands)	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$142,500	$143,220	$16,794	$(160,014)	$142,500
Other comprehensive income	4,155	4,155	4,060	(8,215)	4,155
Comprehensive income	$146,655	$147,375	$20,854	$(168,229)	$146,655

Condensed Consolidating Statement of Comprehensive Income
For the Sixteen Weeks Ended April 21, 2018

(in thousands)	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$136,727	$137,622	$12,198	$(149,820)	$136,727
Other comprehensive loss	(3,858)	(3,858)	(3,767)	7,625	(3,858)
Comprehensive income	$132,869	$133,764	$8,431	$(142,195)	$132,869

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the Sixteen Weeks Ended April 20, 2019

(in thousands)	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$264,504	$(59,962)	$—	$204,542
Cash flows from investing activities:
Purchases of property and equipment	—	(60,966)	(346)	—	(61,312)
Proceeds from sales of property and equipment	—	552	1	—	553
Net cash used in investing activities	—	(60,414)	(345)	—	(60,759)
Cash flows from financing activities:
(Decrease) increase in bank overdrafts	—	(51,585)	1,007	—	(50,578)
Redemption of senior unsecured notes	—	(310,047)	—	—	(310,047)
Dividends paid	—	(8,723)	—	—	(8,723)
Proceeds from the issuance of common stock	—	678	—	—	678
Tax withholdings related to the exercise of stock appreciation rights	—	(99)	—	—	(99)
Repurchases of common stock	—	(134,291)	—	—	(134,291)
Other, net	4	(116)	—	(4)	(116)
Net cash provided by (used in) financing activities	4	(504,183)	1,007	(4)	(503,176)
Effect of exchange rate changes on cash	—	—	196	—	196
Net increase (decrease) in cash and cash equivalents	4	(300,093)	(59,104)	(4)	(359,197)
Cash and cash equivalents, beginning of period	—	785,605	110,922	—	896,527
Cash and cash equivalents, end of period	$4	$485,512	$51,818	$(4)	$537,330

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the Sixteen Weeks Ended April 21, 2018

(In thousands)	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$—	$142,408	$11,562	$—	$153,970
Cash flows from investing activities:
Purchases of property and equipment	—	(34,153)	(321)	—	(34,474)
Proceeds from sales of property and equipment	—	486	44	—	530
Net cash used in investing activities	—	(33,667)	(277)	—	(33,944)
Cash flows from financing activities:
Decrease in bank overdrafts	—	(9,790)	(2,311)	—	(12,101)
Dividends paid	—	(8,930)	—	—	(8,930)
Proceeds from the issuance of common stock	—	754	—	—	754
Tax withholdings related to the exercise of stock appreciation rights	—	(93)	—	—	(93)
Repurchases of common stock	—	(5,224)	—	—	(5,224)
Other, net	—	(1,163)	—	—	(1,163)
Net cash used in financing activities	—	(24,446)	(2,311)	—	(26,757)
Effect of exchange rate changes on cash	—	—	(1,063)	—	(1,063)
Net increase in cash and cash equivalents	—	84,295	7,911	—	92,206
Cash and cash equivalents, beginning of period	23	482,620	64,317	(23)	546,937
Cash and cash equivalents, end of period	$23	$566,915	$72,228	$(23)	$639,143

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 29, 2018 (filed with the Securities and Exchange Commission (“SEC”) on February 19, 2019), which we refer to as our 2018 Form 10-K, and our unaudited condensed consolidated financial statements and the notes to those statements that appear elsewhere in this report.

Certain statements in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, may be forward-looking statements. Forward-looking statements are usually identified by the use of words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “likely,” “may,” “plan,” “position,” “possible,” “potential,” “probable,” “project,” “projection,” “should,” “strategy,” “will,” or similar expressions. These statements are based upon assessments and assumptions of management in light of historical results and trends, current conditions and potential future developments that often involve judgment, estimates, assumptions and projections. Forward-looking statements reflect current views about our plans, strategies and prospects, which are based on information currently available as of the date of this release. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. Please refer to the risk factors discussed in "Item 1a. Risk Factors" in the Company's most recent Annual Report on Form 10-K, as updated by other filings made by the Company with the Securities and Exchange Commission for additional factors that could materially affect the Company’s actual results. Forward-looking statements are subject to risks and uncertainties, many of which are outside our control, which could cause actual results to differ materially from these statements. Therefore, you should not place undue reliance on those statements.

Management Overview

Net sales increased 2.7% in the first quarter of 2019, primarily driven by an increase in comparable store sales. While we experienced volatility throughout the first quarter of 2019 due to the weather, we experienced our highest sales growth in our Midwest, Mid-Atlantic, Appalachia, Carolinas and Central regions, as well as increased sales in several product categories.

Our gross profit expansion for the sixteen weeks ended April 20, 2019 was primarily driven by an increase in comparable store sales, favorable product margin and continued inventory management. These improvements were partially offset by planned investments in supply chain labor, including increases in minimum wages and planned merit increases, and an increase in our shrinkage rate.

We generated diluted earnings per share (“diluted EPS”) of $1.98 during our first quarter of 2019 compared to $1.84 for the comparable period of 2018. When adjusted for the following non-operational items, our adjusted diluted earnings per share (“Adjusted EPS”) for the sixteen weeks ended April 20, 2019 and April 21, 2018 were $2.46 and $2.10.

	Sixteen Weeks Ended
	April 20, 2019	April 21, 2018
Transformation expenses	$0.14	$0.12
GPI integration and store closure and consolidation expenses	$—	$0.02
GPI amortization of acquired intangible assets	$0.09	$0.12
Other adjustments	$0.25	$—

Refer to “Reconciliation of Non-GAAP Financial Measures” for further details of our comparable adjustments and the usefulness of such measures to investors.

Summary of First Quarter Financial Results

A high-level summary of our financial results for the first quarter of 2019 includes:

•	Net sales during the first quarter of 2019 were $3.0 billion, an increase of 2.7% as compared to the first quarter of 2018, primarily driven by an increase in comparable store sales of 2.7%.

•
Operating income for the first quarter of 2019 was $207.9 million, an increase of $9.7 million as compared to the first quarter of 2018. As a percentage of total sales, operating income was 7.0%, an increase of 15 basis points as compared to the first quarter of 2018 due to an increase in comparable store sales and continued material cost improvement. Partially offsetting these improvements, we incurred an increase in supply chain costs and an increase in fuel and transportation expenses related to higher utilization of our cross banner visibility.

•
We generated operating cash flow of $204.5 million for the sixteen weeks ended April 20, 2019, an increase of 32.8% as compared to the same period in 2018, primarily due to improvement in our management of working capital and an increase in net income.

Refer to “Results of Operations” and “Liquidity and Capital Resources” for further details of our income statement and cash flow results.

Business and Risks Update

We continue to make progress on the various elements of our strategic business plan, which is focused on improving the customer experience and driving consistent execution for both professional installers (“Professional”) and “do-it-yourself” (“DIY”) customers. To achieve these improvements, we have undertaken planned transformation actions to help build a foundation for long-term success across the entire company. These transformation actions include:

•
Development of a demand-based assortment, leveraging purchase and search history from our common catalog, versus our existing push-down supply approach. This technology is a first step in moving from a supply-driven to a demand-driven assortment.

•	Continued movement towards optimizing our footprint by market to drive share, repurposing our in-market store and asset base and optimizing our distribution centers.

•	Progress in the development of a more efficient end-to-end supply chain to deliver our broad assortment.

•	Continued success of Professional omni-channel capabilities, including increased adoption and utilization of MyAdvance.com with our Professional customers.

•
Expanded our TechNet program, which is a business solutions partnership program designed to help independently owned repair facilities grow their business and develop customer loyalty while maintaining their own identities and serving their local communities.

•	Continued focus on Worldpac branch openings in 2019 to drive Professional growth while investing in online and digital to drive DIY improvements.

Industry Update

Operating within the automotive aftermarket industry, we are influenced by a number of general macroeconomic factors, many of which are similar to those affecting the overall retail industry. During the sixteen weeks ended April 20, 2019, there were no changes to the factors discussed in our 2018 Form 10-K. For a complete discussion of these factors, refer to the 2018 Form 10-K.

Stores and Branches

Key factors in selecting sites and market locations in which we operate include population, demographics, traffic count, vehicle profile, number and strength of competitors’ stores and the cost of real estate. During the sixteen weeks ended April 20, 2019, 6 stores and branches were opened and 38 were closed or consolidated, resulting in a total of 5,077 stores and branches as of April 20, 2019, compared to a total of 5,109 stores and branches as of December 29, 2018.

Results of Operations

The following table sets forth certain of our operating data expressed as a percentage of net sales for the periods indicated:

	Sixteen Weeks Ended				$ Increase/(Decrease)	Basis Points
(in millions)	April 20, 2019		April 21, 2018
Net sales	$2,952.0	100.0%	$2,873.8	100.0%	$78.2	—
Cost of sales	1,647.4	55.8	1,601.6	55.7	45.8	8
Gross profit	1,304.6	44.2	1,272.3	44.3	32.3	(8)
Selling, general and administrative expenses	1,096.7	37.2	1,074.0	37.4	22.7	(22)
Operating income	207.9	7.0	198.2	6.9	9.7	15
Interest expense	(14.9)	(0.5)	(17.7)	(0.6)	2.8	11
Other (expense) income, net	(2.2)	(0.1)	0.5	0.0	(2.7)	(9)
Provision for income taxes	48.3	1.6	44.3	1.5	4.0	9
Net income	$142.5	4.8%	$136.7	4.8%	$5.8	7
Note: Table amounts may not foot due to rounding.

Net Sales

Sales increased 2.7% during the first quarter of 2019 compared to the same period of 2018 driven by an increase in comparable store sales of 2.7% for the quarter. In addition, we delivered comparable store sales growth across both our DIY omni-channel and Professional businesses.

For the sixteen weeks ended April 20, 2019, comparable stores sales increased 2.7% driven by the strong performance of certain product categories, specifically parts and batteries and accessories and chemicals, driven by a prolonged winter weather season and rainy start to spring.

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

Gross Profit

The increase in gross profit for the sixteen weeks ended April 20, 2019 was driven by an increase in comparable store sales, favorable product margin and continued inventory management. These improvements were partially offset by planned investments in supply chain labor and an increase in our shrinkage rate. In addition, we made an out-of-period correction, which increased Accounts payable and Cost of sales by $13.0 million, related to received not invoiced inventory.

Selling, general and administrative expenses (“SG&A”)

The increase in SG&A for the sixteen weeks ended April 20, 2019 was primarily driven by increases in minimum wages, planned merit increases, professional services related to our IT and supply chain investments and an increase in transportation costs, partially offset by expense reductions directly correlated to our lower incident rate and claims that we attribute to continued focus on employee safety.

Reconciliation of Non-GAAP Financial Measures

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes certain financial measures not derived in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Non-GAAP financial measures should not be used as a substitute for GAAP financial measures, or considered in isolation, for the purpose of analyzing our operating performance, financial position or cash flows. We have presented these non-GAAP financial measures as we believe that the presentation of our financial results that exclude (1) transformation expenses under our strategic business plan; (2) non-operational expenses associated with the integration of General Parts International (“GPI”) and store closure and consolidation; (3) non-cash charges related to the acquired GPI intangible assets; and (4) other non-recurring adjustments is useful and indicative of our base operations because the expenses vary from period to period in terms of size, nature and significance and/or relate to the integration of GPI and store closure and consolidation activity in excess of historical levels. These measures assist in comparing our current operating results with past periods and with the operational performance of other companies in our industry. The disclosure of these measures allows investors to evaluate our performance using the same measures management uses in developing internal budgets and forecasts and in evaluating management’s compensation. Included below is a description of the expenses we have determined are not normal, recurring cash operating expenses necessary to operate our business and the rationale for why providing these measures is useful to investors as a supplement to the GAAP measures.

Transformation Expenses—We expect to recognize a significant amount of transformation expenses over the next several years as we transition from integration of our Advance Auto Parts/Carquest businesses to a plan that involves a more holistic and integrated transformation of the entire Company, including Worldpac and Autopart International. These expenses will include, but not be limited to, restructuring costs, store closure costs and third-party professional services and other significant costs to integrate and streamline our operating structure across the enterprise. We are focused on several areas throughout Advance, such as supply chain and information technology.

GPI Integration and Store Closure and Consolidation Expenses— Our multi-year plan to integrate the operations of GPI that we acquired in 2014 with AAP substantially ended in 2018. Due to the size of this acquisition, we considered these expenses to be outside of our base business. We believed providing additional information in the form of non-GAAP measures that excluded these costs was beneficial to the users of our financial statements in evaluating the operating performance of our base business and our sustainability once the integration was complete. In addition to integration expenses, we incurred store closure and consolidation expenses that consisted of expenses associated with our plans to convert and consolidate the Carquest stores acquired from GPI. While periodic store closures are common, these closures represent a significant program outside of our typical market evaluation process. We believe it was useful to provide additional non-GAAP measures that excluded these costs to provide investors greater comparability of our base business and core operating performance.

We have included a reconciliation of this information to the most comparable GAAP measures in the following table:

	Sixteen Weeks Ended
(in millions, except per share data)	April 20, 2019	April 21, 2018
Net income (GAAP)	$142.5	$136.7
Cost of sales adjustments:
Transformation expenses	0.3	—
Other adjustment (1)	13.0	—
SG&A adjustments:
Transformation expenses	13.9	11.9
GPI integration and store closure and consolidation expenses	—	2.2
GPI amortization of acquired intangible assets	8.5	11.7
Other income adjustment (2)	10.8	—
Provision for income taxes on adjustments (3)	(11.6)	(6.5)
Adjusted net income (Non-GAAP)	$177.3	$156.1

Diluted earnings per share (GAAP)	$1.98	$1.84
Adjustments, net of tax	0.48	0.26
Adjusted EPS (Non-GAAP)	$2.46	$2.10

Note: Table amounts may not foot due to rounding.

(1)	During the sixteen weeks ended April 20, 2019, we made an out-of-period correction, which increased Accounts payable and Cost of sales by $13.0 million, related to received not invoiced inventory.

(2)
During the sixteen weeks ended April 20, 2019, we incurred charges relating to a make-whole provision and debt issuance costs of $10.1 million and $0.7 million resulting from the early redemption of our 2020 Notes. For further information, see Note 7, Long-term Debt and Fair Value of Financial Instruments, included in our condensed consolidated financial statements.

(3)	The income tax impact of non-GAAP adjustments is calculated using the estimated tax rate in effect for the respective non-GAAP adjustments.

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

Share Repurchase Program

On August 8, 2018, our Board of Directors authorized a $600.0 million share repurchase program. During the sixteen weeks ended April 20, 2019, we repurchased 0.8 million shares of our common stock at an aggregate cost of $127.2 million, or an average price of $159.65 per share, in connection with our share repurchase program. We had $200.0 million remaining under our share repurchase program as of April 20, 2019.

Analysis of Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities:

	Sixteen Weeks Ended
(in millions)	April 20, 2019	April 21, 2018
Cash flows provided by operating activities	$204.5	$154.0
Cash flows used in investing activities	(60.8)	(33.9)
Cash flows used in financing activities	(503.2)	(26.8)
Effect of exchange rate changes on cash	0.2	(1.1)
Net (decrease) increase in Cash and cash equivalents	$(359.2)	$92.2

Operating Activities

For the sixteen weeks ended April 20, 2019, net cash provided by operating activities increased by $50.5 million to $204.5 million compared to the comparable period of 2018. The net increase in operating cash flows compared to the prior year was primarily driven by an increase in net income and lower cash outflows resulting from our focus on working capital management.

Investing Activities

For the sixteen weeks ended April 20, 2019, net cash used in investing activities increased by $26.9 million to $60.8 million compared to the comparable period of 2018. Cash used in investing activities for the sixteen weeks ended April 20, 2019 consisted primarily of purchases of property and equipment, which was $26.8 million higher than the comparable period of 2018 primarily driven by investments made in information technology as we remain focused on the complete back office integration throughout the enterprise.

Our primary capital requirements relate to the funding of our new store developments and investments in our supply chain network and information technology. We lease approximately 84% of our stores. Our future capital requirements will depend in large part on the number and timing of new store developments (leased and owned locations) within a given year and the investments we make in our supply chain network and information technology. In 2019, we anticipate that our capital expenditures related to such investments will range from $250 million to $300 million, but may vary based on business conditions. During the sixteen weeks ended April 20, 2019, we opened 3 stores and 3 Worldpac branches compared to 5 stores and 2 Worldpac branches during the comparable period of last year.

Financing Activities

For the sixteen weeks ended April 20, 2019, net cash used in financing activities was $503.2 million, an increase of $476.4 million as compared to the sixteen weeks ended April 21, 2018. This increase was primarily a result of returning cash to shareholders in the form of share repurchases and dividends, as well as on February 28, 2019, we redeemed all $300.0 million aggregate principal amount of our outstanding 2020 Notes. We incurred charges relating to a make-whole provision and debt issuance costs of $10.1 million and $0.7 million resulting from the early redemption of our 2020 Notes.

Our Board of Directors has declared a $0.06 per share quarterly cash dividend since 2006. Any payments of dividends in the future will be at the discretion of our Board of Directors and will depend upon our results of operations, cash flows, capital requirements and other factors deemed relevant by our Board of Directors. On May 14, 2019, our Board of Directors declared a regular quarterly cash dividend of $0.06 per share to be paid on July 5, 2019 to all common shareholders of record as of June 21, 2019.

Long-Term Debt

As of April 20, 2019, we had a credit rating from Standard & Poor’s of BBB- and from Moody’s Investor Service of Baa2. The current outlooks by Standard & Poor’s and Moody’s are both stable. The current pricing grid used to determine our borrowing rate under our revolving credit facility is based on our credit ratings. If these credit ratings decline, our interest rate on outstanding balances may increase and our access to additional financing on favorable terms may be limited. In addition, it could reduce the attractiveness of certain vendor payment programs whereby third-party institutions finance arrangements to our vendors based on our credit rating, which could result in increased working capital requirements. Conversely, if these credit ratings improve, our interest rate may decrease.

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

During the sixteen weeks ended April 20, 2019, there were no changes to the critical accounting policies discussed in our 2018 Form 10-K. For a complete discussion of our critical accounting policies, refer to the 2018 Form 10-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in our exposure to market risk since December 29, 2018. Refer to Item 7A. Quantitative and Qualitative Disclosures about Market Risk in our 2018 Form 10-K.

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

Our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of April 20, 2019. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended April 20, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On February 6, 2018, a putative class action on behalf of purchasers of our securities who purchased or otherwise acquired their securities between November 14, 2016 and August 15, 2017, inclusive (the “Class Period”), was commenced against us and certain of its current and former officers in the United States District Court, District of Delaware. The plaintiff alleges that the defendants failed to disclose material adverse facts about our financial well-being, business relationships, and prospects during the alleged Class Period in violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder.  The case is still in its early stages. We strongly dispute the allegations of the complaint and intend to defend the case vigorously.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth the information with respect to repurchases of our common stock for the quarter ended April 20, 2019:

	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2) (In thousands)
December 30, 2018 to January 26, 2019	796,849	$159.65	796,849	$200,000
January 27, 2019 to February 23, 2019	4,144	155.92	—	200,000
February 24, 2019 to March 23, 2019	26,681	160.62	—	200,000
March 24, 2019 to April 20, 2019	11,903	179.96	—	200,000
Total	839,577	$159.95	796,849	$200,000

(1)
The aggregate cost of repurchasing shares in connection with the net settlement of shares issued as a result of the vesting of restricted stock units was $7.1 million, or an average price of $165.55 per share, during the sixteen weeks ended April 20, 2019.

(2)	Our share repurchase program authorizing the repurchase of up to $600.0 million in common stock was authorized by our Board of Directors on August 8, 2018 and publicly announced on August 14, 2018.

ITEM 6.	EXHIBITS

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith
3.1	Restated Certificate of Incorporation of Advance Auto Parts, Inc., effective May 24, 2017.	10-Q	3.1	8/14/2018
3.2	Amended and Restated Bylaws of Advance Auto Parts, Inc., effective May 24, 2017.	10-Q	3.2	5/22/2018
10.1	Amendment No. 2 to the Credit Agreement, dated as of January 10, 2019, among Advance Auto Parts, Inc., Advance Stores Company, Incorporated, the lenders party thereto, and Bank of America, N.A., as Administrative Agent.	8-K	10.1	1/15/2019
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCE AUTO PARTS, INC.

Date: May 22, 2019	/s/ Jeffrey W. Shepherd
Jeffrey W. Shepherd Executive Vice President, Chief Financial Officer