Form 10-Q
period 2019-07-13
ADVANCE AUTO PARTS INC
filed 2019-08-13
CIK 1158449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q
________________________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 13, 2019

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

2635 East Millbrook Road, Raleigh, North Carolina 27604
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
Yes ☐ No ☒

As of August 9, 2019, the number of shares of the registrant’s common stock outstanding was 71,386,990 shares.

			Page

PART I.	FINANCIAL INFORMATION

	Item 1.	Condensed Consolidated Financial Statements of Advance Auto Parts, Inc. and Subsidiaries (unaudited):	1

		Condensed Consolidated Balance Sheets as of July 13, 2019 and December 29, 2018	1

		Condensed Consolidated Statements of Operations for the Twelve and Twenty-Eight Week Periods Ended July 13, 2019 and July 14, 2018	2

		Condensed Consolidated Statements of Comprehensive Income for the Twelve and Twenty-Eight Week Periods Ended July 13, 2019 and July 14, 2018	2

		Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Twelve and Twenty-Eight Week Periods Ended July 13, 2019 and July 14, 2018	3

		Condensed Consolidated Statements of Cash Flows for the Twenty-Eight Week Periods Ended July 13, 2019 and July 14, 2018	5

		Notes to the Condensed Consolidated Financial Statements	6

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	19

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

	Item 4.	Controls and Procedures	26

PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings	27

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

	Item 6.	Exhibits	28

SIGNATURE			29

PART I.  FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except per share data) (Unaudited)

	July 13, 2019	December 29, 2018
Assets
Current assets:
Cash and cash equivalents	$747,719	$896,527
Receivables, net	713,061	624,972
Inventories	4,374,933	4,362,547
Other current assets	126,758	198,408
Total current assets	5,962,471	6,082,454
Property and equipment, net of accumulated depreciation of $1,985,197 and $1,918,502	1,381,388	1,368,985
Operating lease right-of-use assets	2,360,019	—
Goodwill	992,432	990,237
Intangible assets, net	521,969	550,593
Other assets	49,667	48,379
	$11,267,946	$9,040,648
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,317,972	$3,172,790
Accrued expenses	587,119	623,141
Other current liabilities	467,314	90,019
Total current liabilities	4,372,405	3,885,950
Long-term debt	746,951	1,045,720
Noncurrent operating lease liabilities	2,032,350	—
Deferred income taxes	313,903	318,353
Other long-term liabilities	131,035	239,812
Commitments and contingencies
Stockholders’ equity:
Preferred stock, nonvoting, $0.0001 par value	—	—
Common stock, voting, $0.0001 par value	8	8
Additional paid-in capital	715,747	694,797
Treasury stock, at cost	(572,592)	(425,954)
Accumulated other comprehensive loss	(33,481)	(44,193)
Retained earnings	3,561,620	3,326,155
Total stockholders’ equity	3,671,302	3,550,813
	$11,267,946	$9,040,648

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands, except per share data) (Unaudited)

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	July 13, 2019	July 14, 2018	July 13, 2019	July 14, 2018
Net Sales	$2,332,246	$2,326,652	$5,284,283	$5,200,500
Cost of sales, including purchasing and warehousing costs	1,322,808	1,315,093	2,970,233	2,916,658
Gross profit	1,009,438	1,011,559	2,314,050	2,283,842
Selling, general and administrative expenses	838,666	844,018	1,935,338	1,918,061
Operating income	170,772	167,541	378,712	365,781
Other, net:
Interest expense	(8,675)	(12,855)	(23,619)	(30,537)
Other income, net	4,113	2,785	1,874	3,243
Total other, net	(4,562)	(10,070)	(21,745)	(27,294)
Income before provision for income taxes	166,210	157,471	356,967	338,487
Provision for income taxes	41,390	39,635	89,647	83,925
Net income	$124,820	$117,836	$267,320	$254,562

Basic earnings per common share	$1.74	$1.59	$3.73	$3.44
Weighted average common shares outstanding	71,738	74,054	71,767	74,011
Diluted earnings per common share	$1.73	$1.59	$3.71	$3.43
Weighted average common shares outstanding	72,008	74,244	72,063	74,222

Condensed Consolidated Statements of Comprehensive Income
(In thousands) (Unaudited)

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	July 13, 2019	July 14, 2018	July 13, 2019	July 14, 2018
Net income	$124,820	$117,836	$267,320	$254,562
Other comprehensive income (loss):
Changes in net unrecognized other postretirement benefit (costs) income, net of tax of $25, $24, $8 and $56	(69)	(67)	26	(158)
Currency translation adjustments	6,626	(7,035)	10,686	(10,802)
Total other comprehensive income (loss)	6,557	(7,102)	10,712	(10,960)
Comprehensive income	$131,377	$110,734	$278,032	$243,602

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries Condensed Consolidated Statements of Changes in Stockholders’ Equity (In thousands, except per share data) (Unaudited)

	Twelve Weeks Ended July 13, 2019
	Common Stock		Additional Paid-in Capital	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance, April 20, 2019	71,737	$8	$706,360	$(560,245)	$(40,038)	$3,441,138	$3,547,223
Net income	—	—	—	—	—	124,820	124,820
Total other comprehensive income	—	—	—	—	6,557	—	6,557
Issuance of shares upon the exercise of stock appreciation rights	1	—	—	—	—	—	—
Tax withholdings related to the exercise of stock appreciation rights	—	—	(24)	—	—	—	(24)
Restricted stock units and deferred stock units vested	34		—	—	—	—	—
Share-based compensation	—	—	8,441	—	—	—	8,441
Stock issued under employee stock purchase plan	6	—	970	—	—	—	970
Repurchases of common stock	(81)	—	—	(12,347)	—	—	(12,347)
Cash dividends declared ($0.06 per common share)	—	—	—	—	—	(4,338)	(4,338)
Balance, July 13, 2019	71,697	$8	$715,747	$(572,592)	$(33,481)	$3,561,620	$3,671,302

	Twelve Weeks Ended July 14, 2018
	Common Stock		Additional Paid-in Capital	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance, April 21, 2018	74,030	$8	$672,913	$(149,824)	$(28,812)	$3,052,336	$3,546,621
Net income	—	—	—	—	—	117,836	117,836
Total other comprehensive loss	—	—	—	—	(7,102)	—	(7,102)
Issuance of shares upon the exercise of stock appreciation rights	3	—	—	—	—	—	—
Tax withholdings related to the exercise of stock appreciation rights	—	—	(211)	—	—	—	(211)
Restricted stock units and deferred stock units vested	44	—	—	—	—	—	—
Share-based compensation	—		4,771	—	—	—	4,771
Stock issued under employee stock purchase plan	7	—	943	—	—	—	943
Repurchases of common stock	(3)	—	—	(433)	—	—	(433)
Cash dividends declared ($0.06 per common share)	—	—	—	—	—	(4,476)	(4,476)
Balance, July 14, 2018	74,081	$8	$678,416	$(150,257)	$(35,914)	$3,165,696	$3,657,949

	Twenty-Eight Weeks Ended July 13, 2019
	Common Stock		Additional Paid-in Capital	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance, December 29, 2018	72,460	$8	$694,797	$(425,954)	$(44,193)	$3,326,155	$3,550,813
Net income	—	—	—	—	—	267,320	267,320
Cumulative effect of accounting change from adoption of ASU 2016-02, net of tax	—	—	—	—	—	(23,165)	(23,165)
Total other comprehensive income	—	—	—	—	10,712	—	10,712
Issuance of shares upon the exercise of stock appreciation rights	2	—	—	—	—	—	—
Tax withholdings related to the exercise of stock appreciation rights	—	—	(123)	—	—	—	(123)
Restricted stock units and deferred stock units vested	145	—	—	—	—	—	—
Share-based compensation	—	—	19,425	—	—	—	19,425
Stock issued under employee stock purchase plan	11	—	1,648	—	—	—	1,648
Repurchases of common stock	(921)	—	—	(146,638)	—	—	(146,638)
Cash dividends declared ($0.12 per common share)	—	—	—	—	—	(8,690)	(8,690)
Balance, July 13, 2019	71,697	$8	$715,747	$(572,592)	$(33,481)	$3,561,620	$3,671,302

	Twenty-Eight Weeks Ended July 14, 2018
	Common Stock		Additional Paid-in Capital	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance, December 30, 2017	73,936	$8	$664,646	$(144,600)	$(24,954)	$2,920,096	$3,415,196
Net income	—	—	—	—	—	254,562	254,562
Total other comprehensive loss	—	—	—	—	(10,960)	—	(10,960)
Issuance of shares upon the exercise of stock appreciation rights	5	—	—	—	—	—	—
Tax withholdings related to the exercise of stock appreciation rights	—	—	(304)	—	—	—	(304)
Restricted stock units and deferred stock units vested	163	—	—	—	—	—	—
Share-based compensation	—		12,413	—	—	—	12,413
Stock issued under employee stock purchase plan	25	—	1,697	—	—	—	1,697
Repurchases of common stock	(48)	—	—	(5,657)	—	—	(5,657)
Cash dividends declared ($0.12 per common share)	—	—	—	—	—	(8,962)	(8,962)
Other	—	—	(36)	—	—	—	(36)
Balance, July 14, 2018	74,081	$8	$678,416	$(150,257)	$(35,914)	$3,165,696	$3,657,949

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands) (Unaudited)

	Twenty-Eight Weeks Ended
	July 13, 2019	July 14, 2018
Cash flows from operating activities:
Net income	$267,320	$254,562
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	123,257	128,244
Share-based compensation	19,425	12,413
Loss and impairment of long-lived assets	2,297	4,757
Provision for deferred income taxes	2,930	11,195
Other	11,719	1,180
Net change in:
Receivables, net	(85,941)	(59,995)
Inventories	(5,685)	2,140
Accounts payable	142,002	19,083
Accrued expenses	(21,272)	112,214
Other assets and liabilities, net	36,109	(41,825)
Net cash provided by operating activities	492,161	443,968
Cash flows from investing activities:
Purchases of property and equipment	(111,425)	(61,815)
Proceeds from sales of property and equipment	8,566	578
Net cash used in investing activities	(102,859)	(61,237)
Cash flows from financing activities:
Decrease in bank overdrafts	(70,265)	(8,362)
Redemption of senior unsecured notes	(310,047)	—
Dividends paid	(13,028)	(13,398)
Proceeds from the issuance of common stock	1,648	1,697
Tax withholdings related to the exercise of stock appreciation rights	(123)	(304)
Repurchases of common stock	(146,638)	(5,657)
Other, net	(113)	784
Net cash used in financing activities	(538,566)	(25,240)
Effect of exchange rate changes on cash	456	(2,179)
Net (decrease) increase in cash and cash equivalents	(148,808)	355,312
Cash and cash equivalents, beginning of period	896,527	546,937
Cash and cash equivalents, end of period	$747,719	$902,249

Non-cash transactions:
Accrued purchases of property and equipment	$30,068	$9,075

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

1.	Nature of Operations and Basis of Presentation:

Advance Auto Parts, Inc. and subsidiaries is a leading automotive aftermarket parts provider in North America, serving both professional installers (“Professional”), and “do-it-yourself” (“DIY”), customers. The accompanying consolidated financial statements have been prepared by us and include the accounts of Advance Auto Parts, Inc., its wholly owned subsidiary, Advance Stores Company, Incorporated (“Advance Stores”), and its subsidiaries (collectively referred to as “Advance,” “we,” “us” or “our”).

As of July 13, 2019, we operated a total of 4,912 stores and 150 Worldpac branches primarily within the United States, with additional locations in Canada, Puerto Rico and the U.S. Virgin Islands. In addition, as of July 13, 2019, we served 1,250 independently owned Carquest branded stores across the same geographic locations served by our stores in addition to Mexico, the Bahamas, Turks and Caicos and the British Virgin Islands.

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

During the sixteen weeks ended April 20, 2019, we made an out-of-period correction, which increased Cost of sales by $13.0 million, related to received not invoiced inventory.

The results of operations for the interim periods are not necessarily indicative of the operating results to be expected for the full year. Our first quarter of the year contains sixteen weeks. Our remaining three quarters consist of twelve weeks.

2.	Significant Accounting Policies:

Revenues

The following table summarizes disaggregated revenue from contracts with customers by product group:

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	July 13, 2019	July 14, 2018	July 13, 2019	July 14, 2018
Percentage of Net sales, by product group:
Parts and batteries	67%	66%	66%	65%
Accessories and chemicals	21	20	21	20
Engine maintenance	11	13	12	14
Other	1	1	1	1
Total	100%	100%	100%	100%

We had no material contract assets, contract liabilities or costs to obtain and fulfill contracts recorded on the condensed consolidated balance sheets as of July 13, 2019 and December 29, 2018.

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

The adoption of ASU 2016-02 resulted in the recording of lease assets and lease liabilities of $2.4 billion as of December 30, 2018. At the date of adoption, there was a difference between the operating lease right-of-use assets and lease liabilities recorded that included an adjustment to retained earnings, net of a $7.9 million deferred tax impact, which primarily resulted from the impairment of operating lease right-of-use assets. For the twenty-eight weeks ended July 13, 2019, the adoption of the new standard did not have a material impact on our condensed consolidated statements of operations and condensed consolidated statements of cash flows as substantially all of our leases remained operating in nature.

3.	Inventories

Inventories are stated at the lower of cost or market. We used the last in, first out (“LIFO”) method of accounting for approximately 89% of inventories as of July 13, 2019 and December 29, 2018. Under the LIFO method, our Cost of sales reflects the costs of the most recently purchased inventories, while the inventory carrying balance represents the costs for inventories purchased in the twenty-eight weeks ended July 13, 2019 and prior years. We recorded an increase to Cost of sales of $16.5 million for the twelve weeks ended July 13, 2019, a reduction to Cost of sales of $12.3 million for the twelve weeks ended July 14, 2018, an increase to Cost of sales of $42.9 million for the twenty-eight weeks ended July 13, 2019 and a reduction to Cost of sales of $32.3 million for the twenty-eight weeks ended July 14, 2018 to state inventories at LIFO.

An actual valuation of inventory under the LIFO method is performed by us at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on our estimates of expected inventory levels and costs at the end of the year.

Inventory balances were as follows:

(in thousands)	July 13, 2019	December 29, 2018
Inventories at first in, first out (“FIFO”)	$4,174,944	$4,119,617
Adjustments to state inventories at LIFO	199,989	242,930
Inventories at LIFO	$4,374,933	$4,362,547

4.	Exit Activities

As of December 29, 2018, and in accordance with ASC 420, Exit or Disposal Cost Obligations, the closed facility lease obligation, which comprised of sublease assets and lease liabilities for closed facilities, was $42.3 million recorded in connection with the initiatives and liabilities associated with facility closures that occurred as part of our normal market evaluation process as described in our 2018 Form 10-K. As a result of our transition to ASU 2016-02, our lease liabilities for closed facilities are included within the lease liability recorded in Other current liabilities and Noncurrent operating lease liabilities, and the operating lease right-of-use assets recorded upon transition was recorded net of the previously recorded closed facility lease obligation.

5.	Intangible Assets

Our definite-lived intangible assets include customer relationships and non-compete agreements. Amortization expense was $7.3 million and $8.5 million for the twelve weeks ended July 13, 2019 and July 14, 2018 and $17.0 million and $21.9 million for the twenty-eight weeks ended July 13, 2019 and July 14, 2018.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

6.	Receivables, net

Receivables consist of the following:

(in thousands)	July 13, 2019	December 29, 2018
Trade	$497,338	$397,909
Vendor	222,377	228,024
Other	10,060	17,081
Total receivables	729,775	643,014
Less: allowance for doubtful accounts	(16,714)	(18,042)
Receivables, net	$713,061	$624,972

7.	Long-term Debt and Fair Value of Financial Instruments

Long-term debt consists of the following:

(in thousands)	July 13, 2019	December 29, 2018
Total long-term debt	$746,951	$1,045,930
Less: current portion of long-term debt	—	(210)
Long-term debt, excluding current portion	$746,951	$1,045,720

Fair value of long-term debt	$793,000	$1,074,000

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

Bank Debt

As of July 13, 2019 and December 29, 2018 we had no outstanding borrowings under the unsecured revolving credit facility (the “2017 Credit Agreement”) and borrowing availability was $1.0 billion and $998.0 million. As of July 13, 2019 and December 29, 2018, we had no letters of credit and $2.0 million of letters of credit outstanding under the 2017 Credit Agreement.

As of July 13, 2019 and December 29, 2018, we had letters of credit relating to our bilateral letter of credit facility outstanding of $99.9 million and $100.5 million, which generally have a term of one year or less and primarily serve as collateral for our self-insurance policies. We were in compliance with all financial covenants required by our debt arrangements as of July 13, 2019.

Senior Unsecured Notes

On February 28, 2019, we redeemed all $300.0 million aggregate principal amount of our outstanding 5.75% senior unsecured notes that were issued in April 2010 at 99.587% of the principal amount (the “2020 Notes”). During the sixteen weeks ended April 20, 2019, we incurred charges relating to a make-whole provision and debt issuance costs of $10.1 million and $0.7 million resulting from the early redemption of our 2020 Notes.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Debt Guarantees

We are a guarantor of loans made by banks to various independently owned Carquest-branded stores that are our customers totaling $26.0 million and $24.3 million as of July 13, 2019 and December 29, 2018. These loans are collateralized by security agreements on merchandise inventory and other assets of the borrowers. The approximate value of the inventory collateralized by these agreements is $49.0 million and $53.9 million as of July 13, 2019 and December 29, 2018. We believe that the likelihood of performance under these guarantees is remote.

8.	Leases

Substantially all of our leases are for facilities and vehicles. The initial term for facilities are typically 5 years to 10 years, with renewal options at 5 year intervals, with the exercise of lease renewal options at our sole discretion. Our vehicle and equipment leases are typically 3 years to 5 years. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Operating lease liabilities consist of the following:

(in thousands)	July 13, 2019
Total operating lease liabilities	$2,481,431
Less: Current portion of operating lease liabilities	(449,081)
Noncurrent operating lease liabilities	$2,032,350

The current portion of operating lease liabilities is included in Other current liabilities in the accompanying condensed consolidated balance sheet.

Total lease cost is included in Cost of sales and selling, general and administrative expenses (“SG&A”) in the accompanying condensed consolidated statements of operations and is recorded net of immaterial sublease income. Total lease cost is comprised of the following:

	Twelve Weeks Ended	Twenty-Eight Weeks Ended
(in thousands)	July 13, 2019	July 13, 2019
Operating lease cost	$124,765	$284,811
Variable lease cost	32,856	82,546
Total lease cost	$157,621	$367,357

The future maturity of lease liabilities are as follows:

(in thousands)	July 13, 2019
Remainder of 2019	$230,520
2020	560,102
2021	458,167
2022	362,804
2023	317,640
Thereafter	968,831
Total lease payments	$2,898,064
Less: Imputed interest	(416,633)
Total operating lease liabilities	$2,481,431

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Operating lease payments include $149.5 million related to options to extend lease terms that are reasonably certain of being exercised and exclude $26.1 million of legally binding minimum lease payments for leases signed, but not yet commenced.

The weighted-average remaining lease term and weighted-average discount rate for our operating leases are 7.2 years and 4.1% as of July 13, 2019. We calculated the weighted-average discount rates using incremental borrowing rates, which equal the rates of interest that we would pay to borrow funds on a fully collateralized basis over a similar term.

Other information relating to our lease liabilities is as follows:

Twenty-Eight Weeks Ended
(in thousands)	July 13, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$278,323
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$201,856

As previously disclosed in our 2018 Annual Report on Form 10-K and under the previous lease accounting standard, future minimum lease payments due under non-cancelable operating leases were as follows:

December 29, 2018
(in thousands)
2019	$520,541
2020	481,812
2021	416,895
2022	349,470
2023	270,116
Thereafter	837,441
$2,876,275

9.	Warranty Liabilities

The following table presents changes in our warranty reserves:

	Twenty-Eight Weeks Ended	Fifty-Two Weeks Ended
(in thousands)	July 13, 2019	December 29, 2018
Warranty reserve, beginning of period	$45,280	$49,024
Additions to warranty reserves	23,248	43,200
Reserves utilized	(23,211)	(46,944)
Warranty reserve, end of period	$45,317	$45,280

10.	Share Repurchase Program

Our share repurchase program permits the repurchase of our common stock on the open market and in privately negotiated transactions from time to time. On August 8, 2018, our Board of Directors authorized a $600.0 million share repurchase program.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

During the twelve weeks ended July 13, 2019 and July 14, 2018, we purchased 0.1 million and no shares of our common stock under the share repurchase program. The shares repurchased during the twelve weeks ended July 13, 2019 were at an aggregate cost of $10.9 million, or an average price of $151.58 per share. During the twenty-eight weeks ended July 13, 2019 and July 14, 2018, we repurchased 0.9 million shares and no shares of our common stock under our share repurchase program. The shares repurchased during the twenty-eight weeks ended July 13, 2019 were at an aggregate cost of $138.1 million, or an average price of $158.98 per share. We had $189.1 million remaining under our share repurchase program as of July 13, 2019.

On August 7, 2019, our Board of Directors authorized a $400.0 million share repurchase program, which replaced the remaining portion of our $600.0 million share repurchase program authorized in August 2018.

11.	Earnings per Share

The computation of basic and diluted earnings per share are as follows:

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
(in thousands, except per share data)	July 13, 2019	July 14, 2018	July 13, 2019	July 14, 2018
Numerator
Net income applicable to common shares	$124,820	$117,836	$267,320	$254,562
Denominator
Basic weighted average common shares	71,738	74,054	71,767	74,011
Dilutive impact of share-based awards	270	190	296	211
Diluted weighted average common shares	72,008	74,244	72,063	74,222

Basic earnings per common share	$1.74	$1.59	$3.73	$3.44
Diluted earnings per common share	$1.73	$1.59	$3.71	$3.43

12.	Share-Based Compensation

During the twenty-eight weeks ended July 13, 2019, we granted 225 thousand time-based restricted stock units (“RSUs”), 55 thousand performance-based RSUs and 28 thousand market-based RSUs. The general terms of the time-based, performance-based and market-based RSUs are similar to awards previously granted by us.

The weighted average fair values of the time-based, performance-based and market-based RSUs granted during the twenty-eight weeks ended July 13, 2019 were $159.34, $159.80 and $165.70 per share. For time-based and performance-based RSUs, the fair value of each award was determined based on the market price of our stock on the date of grant adjusted for expected dividends during the vesting period, as applicable. The fair value of each market-based RSU was determined using a Monte Carlo simulation model.

Total income tax benefit related to share-based compensation expense for the twelve and twenty-eight weeks ended July 13, 2019 was $2.3 million and $5.0 million. Total income tax benefit related to share-based compensation expense for the twelve and twenty-eight weeks ended July 14, 2018 was $1.2 million and $3.0 million. As of July 13, 2019, there was $76.5 million of unrecognized compensation expense related to all share-based awards that is expected to be recognized over a weighted average period of 1.7 years.

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

Condensed Consolidating Balance Sheet
As of July 13, 2019

(in thousands)	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$690,002	$57,717	$—	$747,719
Receivables, net	—	663,858	49,203	—	713,061
Inventories	—	4,189,502	185,431	—	4,374,933
Other current assets	1,403	119,472	5,883	—	126,758
Total current assets	1,403	5,662,834	298,234	—	5,962,471
Property and equipment, net of accumulated depreciation	66	1,372,713	8,609	—	1,381,388
Operating lease right-of-use assets	—	2,317,564	42,455	—	2,360,019
Goodwill	—	943,364	49,068	—	992,432
Intangible assets, net	—	481,450	40,519	—	521,969
Other assets, net	1,694	49,060	610	(1,697)	49,667
Investment in subsidiaries	4,214,313	519,888	—	(4,734,201)	—
Intercompany note receivable	749,283	—	—	(749,283)	—
Due from intercompany, net	—	237,570	307,650	(545,220)	—
	$4,966,759	$11,584,443	$747,145	$(6,030,401)	$11,267,946
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$—	$3,122,680	$195,292	$—	$3,317,972
Accrued expenses	3,286	559,756	24,077	—	587,119
Other current liabilities	—	508,720	(41,406)	—	467,314
Total current liabilities	3,286	4,191,156	177,963	—	4,372,405
Long-term debt	746,951	—	—	—	746,951
Noncurrent operating lease liabilities	—	1,999,384	32,966	—	2,032,350
Deferred income taxes	—	299,269	16,328	(1,694)	313,903
Other long-term liabilities	—	131,038	—	(3)	131,035
Intercompany note payable	—	749,283	—	(749,283)	—
Due to intercompany, net	545,220	—	—	(545,220)	—
Commitments and contingencies
Stockholders' equity	3,671,302	4,214,313	519,888	(4,734,201)	3,671,302
	$4,966,759	$11,584,443	$747,145	$(6,030,401)	$11,267,946

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

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statement of Operations
For the Twelve Weeks Ended July 13, 2019

(in thousands)	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$2,234,054	$126,967	$(28,775)	$2,332,246
Cost of sales, including purchasing and warehousing costs	—	1,268,783	82,800	(28,775)	1,322,808
Gross profit	—	965,271	44,167	—	1,009,438
Selling, general and administrative expenses	5,852	817,938	22,678	(7,802)	838,666
Operating (loss) income	(5,852)	147,333	21,489	7,802	170,772
Other, net:
Interest expense	(7,949)	(529)	(197)	—	(8,675)
Other income (expense), net	14,062	(3,695)	1,548	(7,802)	4,113
Total other, net	6,113	(4,224)	1,351	(7,802)	(4,562)
Income before provision for income taxes	261	143,109	22,840	—	166,210
Provision for income taxes	422	35,507	5,461	—	41,390
(Loss) income before equity in earnings of subsidiaries	(161)	107,602	17,379	—	124,820
Equity in earnings of subsidiaries	124,981	17,379	—	(142,360)	—
Net income	$124,820	$124,981	$17,379	$(142,360)	$124,820

Condensed Consolidating Statement of Operations
For the Twelve Weeks Ended July 14, 2018

(in thousands)	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$2,231,229	$138,070	$(42,647)	$2,326,652
Cost of sales, including purchasing and warehousing costs	—	1,263,912	93,828	(42,647)	1,315,093
Gross profit	—	967,317	44,242	—	1,011,559
Selling, general and administrative expenses	4,848	827,733	23,241	(11,804)	844,018
Operating (loss) income	(4,848)	139,584	21,001	11,804	167,541
Other, net:
Interest expense	(12,059)	(796)	—	—	(12,855)
Other income (expense), net	16,991	(1,211)	(1,191)	(11,804)	2,785
Total other, net	4,932	(2,007)	(1,191)	(11,804)	(10,070)
Income before provision for income taxes	84	137,577	19,810	—	157,471
(Benefit) provision for income taxes	(204)	35,512	4,327	—	39,635
Income before equity in earnings of subsidiaries	288	102,065	15,483	—	117,836
Equity in earnings of subsidiaries	117,548	15,483	—	(133,031)	—
Net income	$117,836	$117,548	$15,483	$(133,031)	$117,836

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statement of Operations
For the Twenty-Eight Weeks Ended July 13, 2019

(in thousands)	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$5,086,755	$274,257	$(76,729)	$5,284,283
Cost of sales, including purchasing and warehousing costs	—	2,867,323	179,639	(76,729)	2,970,233
Gross profit	—	2,219,432	94,618	—	2,314,050
Selling, general and administrative expenses	17,970	1,895,083	54,087	(31,802)	1,935,338
Operating (loss) income	(17,970)	324,349	40,531	31,802	378,712
Other, net:
Interest expense	(21,464)	(1,933)	(222)	—	(23,619)
Other income (expense), net	40,274	(10,586)	3,988	(31,802)	1,874
Total other, net	18,810	(12,519)	3,766	(31,802)	(21,745)
Income before provision for income taxes	840	311,830	44,297	—	356,967
Provision for income taxes	1,722	77,801	10,124	—	89,647
(Loss) income before equity in earnings of subsidiaries	(882)	234,029	34,173	—	267,320
Equity in earnings of subsidiaries	268,202	34,173	—	(302,375)	—
Net income	$267,320	$268,202	$34,173	$(302,375)	$267,320

Condensed Consolidating Statement of Operations
For the Twenty-Eight Weeks Ended July 14, 2018

(in thousands)	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$5,007,131	$290,190	$(96,821)	$5,200,500
Cost of sales, including purchasing and warehousing costs	—	2,814,953	198,526	(96,821)	2,916,658
Gross profit	—	2,192,178	91,664	—	2,283,842
Selling, general and administrative expenses	9,658	1,882,123	53,823	(27,543)	1,918,061
Operating (loss) income	(9,658)	310,055	37,841	27,543	365,781
Other, net:
Interest expense	(28,137)	(2,400)	—	—	(30,537)
Other income (expense), net	38,248	(4,204)	(3,258)	(27,543)	3,243
Total other, net	10,111	(6,604)	(3,258)	(27,543)	(27,294)
Income before provision for income taxes	453	303,451	34,583	—	338,487
Provision for income taxes	1,059	75,964	6,902	—	83,925
(Loss) income before equity in earnings of subsidiaries	(606)	227,487	27,681	—	254,562
Equity in earnings of subsidiaries	255,168	27,681	—	(282,849)	—
Net income	$254,562	$255,168	$27,681	$(282,849)	$254,562

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income
For the Twelve Weeks Ended July 13, 2019

(in thousands)	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$124,820	$124,981	$17,379	$(142,360)	$124,820
Other comprehensive income	6,557	6,557	6,626	(13,183)	6,557
Comprehensive income	$131,377	$131,538	$24,005	$(155,543)	$131,377

Condensed Consolidating Statement of Comprehensive Income
For the Twelve Weeks Ended July 14, 2018

(in thousands)	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$117,836	$117,548	$15,483	$(133,031)	$117,836
Other comprehensive loss	(7,102)	(7,102)	(7,035)	14,137	(7,102)
Comprehensive income	$110,734	$110,446	$8,448	$(118,894)	$110,734

Condensed Consolidating Statement of Comprehensive Income
For the Twenty-Eight Weeks Ended July 13, 2019

(in thousands)	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$267,320	$268,202	$34,173	$(302,375)	$267,320
Other comprehensive income	10,712	10,712	10,686	(21,398)	10,712
Comprehensive income	$278,032	$278,914	$44,859	$(323,773)	$278,032

Condensed Consolidating Statement of Comprehensive Income
For the Twenty-Eight Weeks Ended July 14, 2018

(in thousands)	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$254,562	$255,168	$27,681	$(282,849)	$254,562
Other comprehensive loss	(10,960)	(10,960)	(10,802)	21,762	(10,960)
Comprehensive income	$243,602	$244,208	$16,879	$(261,087)	$243,602

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the Twenty-Eight Weeks Ended July 13, 2019

(in thousands)	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$495,853	$(3,692)	$—	$492,161
Cash flows from investing activities:
Purchases of property and equipment	—	(110,974)	(451)	—	(111,425)
Proceeds from sales of property and equipment	—	8,565	1	—	8,566
Net cash used in investing activities	—	(102,409)	(450)	—	(102,859)
Cash flows from financing activities:
Decrease in bank overdrafts	—	(20,746)	(49,519)	—	(70,265)
Redemption of senior unsecured notes	—	(310,047)	—	—	(310,047)
Dividends paid	—	(13,028)	—	—	(13,028)
Proceeds from the issuance of common stock	—	1,648	—	—	1,648
Tax withholdings related to the exercise of stock appreciation rights	—	(123)	—	—	(123)
Repurchases of common stock	—	(146,638)	—	—	(146,638)
Other, net	—	(113)	—	—	(113)
Net cash used in financing activities	—	(489,047)	(49,519)	—	(538,566)
Effect of exchange rate changes on cash	—	—	456	—	456
Net decrease in cash and cash equivalents	—	(95,603)	(53,205)	—	(148,808)
Cash and cash equivalents, beginning of period	—	785,605	110,922	—	896,527
Cash and cash equivalents, end of period	$—	$690,002	$57,717	$—	$747,719

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the Twenty-Eight Weeks Ended July 14, 2018

(In thousands)	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$—	$435,890	$8,078	$—	$443,968
Cash flows from investing activities:
Purchases of property and equipment	—	(61,337)	(478)	—	(61,815)
Proceeds from sales of property and equipment	—	534	44	—	578
Net cash used in investing activities	—	(60,803)	(434)	—	(61,237)
Cash flows from financing activities:
Decrease in bank overdrafts	—	(6,760)	(1,602)	—	(8,362)
Dividends paid	—	(13,398)	—	—	(13,398)
Proceeds from the issuance of common stock	—	1,697	—	—	1,697
Tax withholdings related to the exercise of stock appreciation rights	—	(304)	—	—	(304)
Repurchases of common stock	—	(5,657)	—	—	(5,657)
Other, net	—	784	—	—	784
Net cash used in financing activities	—	(23,638)	(1,602)	—	(25,240)
Effect of exchange rate changes on cash	—	—	(2,179)	—	(2,179)
Net increase in cash and cash equivalents	—	351,449	3,863	—	355,312
Cash and cash equivalents, beginning of period	23	482,620	64,317	(23)	546,937
Cash and cash equivalents, end of period	$23	$834,069	$68,180	$(23)	$902,249

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Certain statements in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, may be forward-looking statements. Forward-looking statements are usually identified by the use of words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “likely,” “may,” “plan,” “position,” “possible,” “potential,” “probable,” “project,” “projection,” “should,” “strategy,” “will,” or similar expressions. These statements are based upon assessments and assumptions of management in light of historical results and trends, current conditions and potential future developments that often involve judgment, estimates, assumptions and projections. Forward-looking statements reflect current views about our plans, strategies and prospects, which are based on information currently available as of the date of this release. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. Please refer to the risk factors discussed in "Item 1a. Risk Factors" in the Company's most recent Annual Report on Form 10-K, as updated by our Quarterly Report on Form 10-Q and other filings made by the Company with the SEC for additional factors that could materially affect the Company’s actual results. Forward-looking statements are subject to risks and uncertainties, many of which are outside our control, which could cause actual results to differ materially from these statements. Therefore, you should not place undue reliance on those statements.

Management Overview

Net sales increased 0.2% in the second quarter of 2019 as compared to the same period of prior year, while comparable store sales were flat, with our strongest performance occurring in the West Coast, Carolinas and Midwest regions. We experienced volatility throughout most of the second quarter of 2019 primarily due to the unfavorable weather trends, which impacted both channel and product mix of our products being sold during the period and resulted in a higher proportion of lower margin products sold.

We generated diluted earnings per share (“diluted EPS”) of $1.73 during our second quarter of 2019 compared to $1.59 for the comparable period of 2018. When adjusted for the following non-operational items, our adjusted diluted earnings per share (“Adjusted EPS”) for the twelve weeks ended July 13, 2019 and July 14, 2018 were $2.00 and $1.97.

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	July 13, 2019	July 14, 2018	July 13, 2019	July 14, 2018
Transformation expenses	$0.20	$0.28	$0.35	$0.40
GPI integration and store closure and consolidation expenses	—	0.01	—	0.03
GPI amortization of acquired intangible assets	0.07	0.09	0.15	0.21
Other adjustments	—	—	0.25	—

Refer to “Reconciliation of Non-GAAP Financial Measures” for further details of our comparable adjustments and the usefulness of such measures to investors.

Summary of Second Quarter Financial Results

A high-level summary of our financial results for the second quarter of 2019 includes:

•	Net sales during the second quarter of 2019 were $2.3 billion, an increase of 0.2% as compared to the second quarter of 2018, primarily driven by growth in our Professional business.

•
Gross profit margin for the second quarter of 2019 was 43.3%, a decrease of 20 basis points as compared to the second quarter of 2018. This decrease was driven primarily by lower product margin related to lower DIY sales as a percentage of net sales, as well as planned investments in supply chain wages. These decreases were partially offset by continued improvements in utilization and management of on-hand inventory. In addition, material costs have increased due to both inflation and tariff related costs; however, these costs were offset by pricing actions.

•
We generated cash flow from operations of $492.2 million for the twenty-eight weeks ended July 13, 2019, an increase of 10.9% as compared to the same period in 2018, primarily due to an increase in net income and working capital efficiency.

Refer to “Results of Operations” and “Liquidity and Capital Resources” for further details of our income statement and cash flow results.

Business and Risks Update

We continue to make progress on the various elements of our strategic business plan, which is focused on improving the customer experience and driving consistent execution for both Professional and “do-it-yourself” (“DIY”) customers. To achieve these improvements, we have undertaken planned transformation actions to help build a foundation for long-term success across the entire company. These transformation actions include:

•
Development of a demand-based assortment, leveraging purchase and search history from our common catalog, versus our existing push-down supply approach. This technology is a first step in moving from a supply-driven to a demand-driven assortment.

•	Continued movement towards optimizing our footprint by market to drive share, repurposing our in-market store and asset base and optimizing our distribution centers.

•	Progress in the development of a more efficient end-to-end supply chain to deliver our broad assortment.

•	Continued success of DIY omni-channel capabilities, including the launch of our partnership with Walmart.com.

•
Continued expansion of our TechNet program, which is a business solutions partnership program designed to help independently owned repair facilities grow their business and develop customer loyalty while maintaining their own identities and serving their local communities.

•	Launched our new Speed Perks 2.0 program to improve customer loyalty and traffic.

•	Initiated the roll out of our NextGen network throughout stores to increase the speed and reliability of the tools our Front Line Team Members use on a daily basis.

•	Pursuing a pilot program with UPS to include select stores as part of their Access Point network, which would provide customers additional locations to pick-up or drop-off UPS packages.

•	Continued focus on Worldpac branch openings in 2019 to drive Professional growth while investing in online and digital to drive DIY improvements.

Industry Update

Operating within the automotive aftermarket industry, we are influenced by a number of general macroeconomic factors, many of which are similar to those affecting the overall retail industry. During the twenty-eight weeks ended July 13, 2019, there were no changes to the factors discussed in our 2018 Form 10-K. For a complete discussion of these factors, refer to the 2018 Form 10-K.

Stores and Branches

Key factors in selecting sites and market locations in which we operate include population, demographics, traffic count, vehicle profile, number and strength of competitors’ stores and the cost of real estate. During the twenty-eight weeks ended July 13, 2019, 12 stores and branches were opened and 59 were closed or consolidated, resulting in a total of 5,062 stores and branches as of July 13, 2019, compared to a total of 5,109 stores and branches as of December 29, 2018.

Results of Operations

The following table sets forth certain of our operating data expressed as a percentage of net sales for the periods indicated:

	Twelve Weeks Ended				$ Increase/(Decrease)	Basis Points
(in millions)	July 13, 2019		July 14, 2018
Net sales	$2,332.2	100.0%	$2,326.7	100.0%	$5.5	—
Cost of sales	1,322.8	56.7	1,315.1	56.5	7.7	20
Gross profit	1,009.4	43.3	1,011.6	43.5	(2.2)	(20)
Selling, general and administrative expenses	838.7	36.0	844.0	36.3	(5.3)	(32)
Operating income	170.8	7.3	167.5	7.2	3.3	12
Interest expense	(8.7)	(0.4)	(12.9)	(0.6)	4.2	18
Other income, net	4.1	0.2	2.8	0.1	1.3	6
Provision for income taxes	41.4	1.8	39.6	1.7	1.8	7
Net income	$124.8	5.4%	$117.8	5.1%	$7.0	29

	Twenty-Eight Weeks Ended				$ Increase/(Decrease)	Basis Points
(in millions)	July 13, 2019		July 14, 2018
Net sales	$5,284.3	100.0%	$5,200.5	100.0%	$83.8	—
Cost of sales	2,970.2	56.2	2,916.7	56.1	53.5	12
Gross profit	2,314.1	43.8	2,283.8	43.9	30.3	(12)
Selling, general and administrative expenses	1,935.3	36.6	1,918.1	36.9	17.2	26
Operating income	378.7	7.2	365.8	7.0	12.9	13
Interest expense	(23.6)	(0.4)	(30.5)	(0.6)	6.9	14
Other income, net	1.9	0.0	3.2	0.1	(1.3)	(3)
Provision for income taxes	89.6	1.7	83.9	1.6	5.7	8
Net income	$267.3	5.1%	$254.6	4.9%	$12.7	16
Note: Table amounts may not foot due to rounding.

Net Sales

Net sales increased 0.2% during the second quarter of 2019 compared to the same period of 2018, primarily driven by growth in our Professional business. Comparable store sales were flat during the second quarter of 2019 compared to the same period of 2018.

For the twenty-eight weeks ended July 13, 2019, Net sales increased 1.6% compared to the same period of 2018, primarily driven by a 1.5% increase in comparable stores sales due to improved performance of certain product categories, specifically parts and batteries and accessories and chemicals. These improvements were partially offset by a decline in engine maintenance related products.

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

Gross Profit

The decrease in gross profit for the twelve weeks ended July 13, 2019 was primarily driven by lower product margin related to lower DIY sales as a percentage of net sales, as well as planned investments in supply chain wages. These decreases were partially offset by continued improvements in utilization and management of on-hand inventory.

The increase in gross profit for the twenty-eight weeks ended July 13, 2019 was primarily driven by an increase in comparable store sales and continued inventory management. These improvements were partially offset by factors discussed above. In addition, we made an out-of-period correction in the sixteen weeks ended April 20, 2019, which increased Cost of sales by $13.0 million, related to received not invoiced inventory.

Selling, general and administrative expenses (“SG&A”)

SG&A for the twelve weeks ended July 13, 2019 was essentially flat due to a continued increase in professional services costs related to our IT and supply chain investments and an increase in marketing costs, which were offset by expense reductions directly correlated to our lower incident rate and claims that we attribute to continued focus on employee safety.

The increase in SG&A for the twenty-eight weeks ended July 13, 2019 was primarily driven by increases in minimum wages, planned merit increases, professional services related to our IT and supply chain investments and an increase in transportation costs, partially offset by expense reductions discussed above.

Reconciliation of Non-GAAP Financial Measures

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes certain financial measures not derived in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Non-GAAP financial measures should not be used as a substitute for GAAP financial measures, or considered in isolation, for the purpose of analyzing our operating performance, financial position or cash flows. We have presented these non-GAAP financial measures as we believe that the presentation of our financial results that exclude (1) transformation expenses under our strategic business plan; (2) non-operational expenses associated with the integration of General Parts International, Inc. (“GPI”) and store closure and consolidation; (3) non-cash charges related to the acquired GPI intangible assets; and (4) other non-recurring adjustments is useful and indicative of our base operations because the expenses vary from period to period in terms of size, nature and significance and/or relate to the integration of GPI and store closure and consolidation activity in excess of historical levels. These measures assist in comparing our current operating results with past periods and with the operational performance of other companies in our industry. The disclosure of these measures allows investors to evaluate our performance using the same measures management uses in developing internal budgets and forecasts and in evaluating management’s compensation. Included below is a description of the expenses we have determined are not normal, recurring cash operating expenses necessary to operate our business and the rationale for why providing these measures is useful to investors as a supplement to the GAAP measures.

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

We have included a reconciliation of this information to the most comparable GAAP measures in the following table:

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
(in thousands, except per share data)	July 13, 2019	July 14, 2018	July 13, 2019	July 14, 2018
Net income (GAAP)	$124,820	$117,836	$267,320	$254,562
Cost of sales adjustments:
Transformation expenses	—	5,327	281	5,327
Other adjustment (1)	—	—	13,010	—
SG&A adjustments:
Transformation expenses	19,316	22,974	33,247	34,853
GPI integration and store closure and consolidation expenses	—	716	—	2,938
GPI amortization of acquired intangible assets	6,336	8,750	14,795	20,466
Other income adjustment (2)	—	—	10,756	—
Provision for income taxes on adjustments (3)	(6,413)	(9,442)	(18,022)	(15,896)
Adjusted net income (Non-GAAP)	$144,059	$146,161	$321,387	$302,250

Diluted earnings per share (GAAP)	$1.73	$1.59	$3.71	$3.43
Adjustments, net of tax	0.27	0.38	0.75	0.64
Adjusted EPS (Non-GAAP)	$2.00	$1.97	$4.46	$4.07

(1)	During the sixteen weeks ended April 20, 2019, we made an out-of-period correction, which increased Cost of sales by $13.0 million, related to received not invoiced inventory.

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

Share Repurchase Program

On August 8, 2018, our Board of Directors authorized a $600.0 million share repurchase program. During the twelve weeks ended July 13, 2019 and July 14, 2018, we purchased 0.1 million and no shares of our common stock under the share repurchase program. The shares repurchased during the twelve weeks ended July 13, 2019 were at an aggregate cost of $10.9 million, or an average price of $151.58 per share. During the twenty-eight weeks ended July 13, 2019 and July 14, 2018, we repurchased 0.9 million shares and no shares of our common stock under our share repurchase program. The shares repurchased during the twenty-eight weeks ended July 13, 2019 were at an aggregate cost of $138.1 million, or an average price of $158.98 per share. We had $189.1 million remaining under our share repurchase program as of July 13, 2019.

On August 7, 2019, our Board of Directors authorized a $400.0 million share repurchase program, which replaced the remaining portion of our $600.0 million share repurchase program authorized in August 2018.

Analysis of Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities:

	Twenty-Eight Weeks Ended
(in thousands)	July 13, 2019	July 14, 2018
Cash flows provided by operating activities	$492,161	$443,968
Cash flows used in investing activities	(102,859)	(61,237)
Cash flows used in financing activities	(538,566)	(25,240)
Effect of exchange rate changes on cash	456	(2,179)
Net (decrease) increase in Cash and cash equivalents	$(148,808)	$355,312

Operating Activities

For the twenty-eight weeks ended July 13, 2019, net cash provided by operating activities increased by $48.2 million to $492.2 million compared to the comparable period of 2018. The net increase in operating cash flows compared to the prior year was primarily driven by an increase in net income and our focus on managing and improving our working capital.

Investing Activities

For the twenty-eight weeks ended July 13, 2019, net cash used in investing activities increased by $41.7 million to $102.9 million compared to the comparable period of 2018. Cash used in investing activities for the twenty-eight weeks ended July 13, 2019 consisted primarily of purchases of property and equipment, which was $49.6 million higher than the comparable period of 2018 primarily driven by investments made in supply chain, e-commerce and store improvements, as well as information technology as we remain focused on the complete back office integration throughout the enterprise.

Our primary capital requirements relate to the funding of our new store developments and investments in our supply chain network and information technology. We lease approximately 84% of our stores. Our future capital requirements will depend in large part on the number and timing of new store developments (leased and owned locations) within a given year and the investments we make in our supply chain network and information technology. In 2019, we anticipate that our capital expenditures related to such investments will range from $250 million to $300 million, but may vary based on business conditions. During the twenty-eight weeks ended July 13, 2019, we opened 5 stores and 7 Worldpac branches compared to 7 stores and 4 Worldpac branches during the comparable period of last year.

Financing Activities

For the twenty-eight weeks ended July 13, 2019, net cash used in financing activities was $538.6 million, an increase of $513.3 million as compared to the twenty-eight weeks ended July 14, 2018. This increase was primarily a result of returning cash to shareholders in the form of share repurchases and dividends, as well as on February 28, 2019, we redeemed all $300.0 million aggregate principal amount of our outstanding 2020 Notes. We incurred charges relating to a make-whole provision and debt issuance costs of $10.1 million and $0.7 million resulting from the early redemption of our 2020 Notes.

Our Board of Directors has declared a $0.06 per share quarterly cash dividend since 2006. Any payments of dividends in the future will be at the discretion of our Board of Directors and will depend upon our results of operations, cash flows, capital requirements and other factors deemed relevant by our Board of Directors. On August 7, 2019, our Board of Directors declared a regular quarterly cash dividend of $0.06 per share to be paid on October 4, 2019 to all common shareholders of record as of September 20, 2019.

Long-Term Debt

As of July 13, 2019, we had a credit rating from Standard & Poor’s of BBB- and from Moody’s Investor Service of Baa2. The current outlooks by Standard & Poor’s and Moody’s are both stable. The current pricing grid used to determine our borrowing rate under our revolving credit facility is based on our credit ratings. If these credit ratings decline, our interest rate on outstanding balances may increase and our access to additional financing on favorable terms may be limited. In addition, it could reduce the attractiveness of certain vendor payment programs whereby third-party institutions finance arrangements to our vendors based on our credit rating, which could result in increased working capital requirements. Conversely, if these credit ratings improve, our interest rate may decrease.

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

During the twenty-eight weeks ended July 13, 2019, there were no changes to the critical accounting policies discussed in our 2018 Form 10-K. For a complete discussion of our critical accounting policies, refer to the 2018 Form 10-K.

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

Our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of July 13, 2019. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended July 13, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On February 6, 2018, a putative class action on behalf of purchasers of our securities who purchased or otherwise acquired their securities between November 14, 2016 and August 15, 2017, inclusive (the “Class Period”), was commenced against us and certain of our current and former officers and directors in the United States District Court, District of Delaware. The plaintiff alleges that the defendants failed to disclose material adverse facts about our financial well-being, business relationships, and prospects during the alleged Class Period in violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder.  The case is still in its early stages, with a motion to dismiss pending before the court. We strongly dispute the allegations of the complaint and intend to defend the case vigorously.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth the information with respect to repurchases of our common stock for the quarter ended July 13, 2019:

	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2) (in thousands)
April 21, 2019 to May 18, 2019	63	$167.53	—	$200,000
May 19, 2019 to June 15, 2019	9,170	156.65	—	200,000
June 16, 2019 to July 13, 2019	71,909	151.58	71,909	189,101
Total	81,142	$152.16	71,909	$189,101

(1)
The aggregate cost of repurchasing shares in connection with the net settlement of shares issued as a result of the vesting of restricted stock units was $1.4 million, or an average price of $156.72 per share, during the twelve weeks ended July 13, 2019.

(2)	Our share repurchase program authorizing the repurchase of up to $600.0 million in common stock was authorized by our Board of Directors on August 8, 2018 and publicly announced on August 14, 2018.

ITEM 6.	EXHIBITS

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith
3.1	Restated Certificate of Incorporation of Advance Auto Parts, Inc., effective May 24, 2017.	10-Q	3.1	8/14/2018
3.2	Amended and Restated Bylaws of Advance Auto Parts, Inc., effective May 24, 2017.	10-Q	3.2	5/22/2018
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCE AUTO PARTS, INC.

Date: August 13, 2019	/s/ Andrew E. Page
Andrew E. Page Senior Vice President, Controller and Chief Accounting Officer