Form 10-Q
period 2019-10-05
ADVANCE AUTO PARTS INC
filed 2019-11-12
CIK 1158449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q
________________________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 5, 2019

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
Yes ☐ No ☒

As of November 8, 2019, the number of shares of the registrant’s common stock outstanding was 69,259,396 shares.

PART I.  FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except per share data) (Unaudited)

	October 5, 2019	December 29, 2018
Assets
Current assets:
Cash and cash equivalents	$573,726	$896,527
Receivables, net	721,342	624,972
Inventories	4,391,093	4,362,547
Other current assets	140,487	198,408
Total current assets	5,826,648	6,082,454
Property and equipment, net of accumulated depreciation of $2,008,278 and $1,918,502	1,389,089	1,368,985
Operating lease right-of-use assets	2,335,732	—
Goodwill	991,375	990,237
Intangible assets, net	514,512	550,593
Other assets	49,446	48,379
	$11,106,802	$9,040,648
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,402,538	$3,172,790
Accrued expenses	579,074	623,141
Other current liabilities	482,301	90,019
Total current liabilities	4,463,913	3,885,950
Long-term debt	747,136	1,045,720
Noncurrent operating lease liabilities	1,997,721	—
Deferred income taxes	318,309	318,353
Other long-term liabilities	124,781	239,812
Commitments and contingencies
Stockholders’ equity:
Preferred stock, nonvoting, $0.0001 par value	—	—
Common stock, voting, $0.0001 par value	8	8
Additional paid-in capital	725,031	694,797
Treasury stock, at cost	(912,335)	(425,954)
Accumulated other comprehensive loss	(38,862)	(44,193)
Retained earnings	3,681,100	3,326,155
Total stockholders’ equity	3,454,942	3,550,813
	$11,106,802	$9,040,648

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands, except per share data) (Unaudited)

	Twelve Weeks Ended		Forty Weeks Ended
	October 5, 2019	October 6, 2018	October 5, 2019	October 6, 2018
Net Sales	$2,312,106	$2,274,982	$7,596,389	$7,475,482
Cost of sales, including purchasing and warehousing costs	1,300,180	1,268,055	4,270,412	4,184,713
Gross profit	1,011,926	1,006,927	3,325,977	3,290,769
Selling, general and administrative expenses	839,598	852,686	2,774,936	2,770,747
Operating income	172,328	154,241	551,041	520,022
Other, net:
Interest expense	(8,443)	(13,076)	(32,062)	(43,613)
Other (expense) income, net	(3,145)	5,755	(1,272)	8,998
Total other, net	(11,588)	(7,321)	(33,334)	(34,615)
Income before provision for income taxes	160,740	146,920	517,707	485,407
Provision for income taxes	37,071	31,077	126,718	115,002
Net income	$123,669	$115,843	$390,989	$370,405

Basic earnings per common share	$1.76	$1.57	$5.48	$5.01
Weighted average common shares outstanding	70,381	73,888	71,351	73,974
Diluted earnings per common share	$1.75	$1.56	$5.46	$4.99
Weighted average common shares outstanding	70,664	74,190	71,643	74,212

Condensed Consolidated Statements of Comprehensive Income
(In thousands) (Unaudited)

	Twelve Weeks Ended		Forty Weeks Ended
	October 5, 2019	October 6, 2018	October 5, 2019	October 6, 2018
Net income	$123,669	$115,843	$390,989	$370,405
Other comprehensive (loss) income:
Changes in net unrecognized other postretirement costs, net of tax of $32, $24, $40 and $80	(92)	(69)	(66)	(227)
Currency translation adjustments	(5,289)	3,900	5,397	(6,902)
Total other comprehensive (loss) income	(5,381)	3,831	5,331	(7,129)
Comprehensive income	$118,288	$119,674	$396,320	$363,276

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries Condensed Consolidated Statements of Changes in Stockholders’ Equity (In thousands, except per share data) (Unaudited)

	Twelve Weeks Ended October 5, 2019
	Common Stock		Additional Paid-in Capital	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance, July 13, 2019	71,697	$8	$715,747	$(572,592)	$(33,481)	$3,561,620	$3,671,302
Net income	—	—	—	—	—	123,669	123,669
Total other comprehensive income	—	—	—	—	(5,381)	—	(5,381)
Tax withholdings related to the exercise of stock appreciation rights	—	—	(39)	—	—	—	(39)
Restricted stock units and deferred stock units vested	22		—	—	—	—	—
Share-based compensation	—	—	8,613	—	—	—	8,613
Stock issued under employee stock purchase plan	5	—	710	—	—	—	710
Repurchases of common stock	(2,449)	—	—	(339,743)	—	—	(339,743)
Cash dividends declared ($0.06 per common share)	—	—	—	—	—	(4,189)	(4,189)
Balance, October 5, 2019	69,275	$8	$725,031	$(912,335)	$(38,862)	$3,681,100	$3,454,942

	Twelve Weeks Ended October 6, 2018
	Common Stock		Additional Paid-in Capital	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance, July 14, 2018	74,081	$8	$678,416	$(150,257)	$(35,914)	$3,165,697	$3,657,950
Net income	—	—	—	—	—	115,843	115,843
Total other comprehensive income	—	—	—	—	3,831	—	3,831
Issuance of shares upon the exercise of stock appreciation rights	3	—	—	—	—	—	—
Tax withholdings related to the exercise of stock appreciation rights	—	—	(186)	—	—	—	(186)
Restricted stock units and deferred stock units vested	16	—	—	—	—	—	—
Share-based compensation	—		6,852	—	—	—	6,852
Stock issued under employee stock purchase plan	4	—	593	—	—	—	593
Repurchases of common stock	(726)	—	—	(120,825)	—	—	(120,825)
Cash dividends declared ($0.06 per common share)	—	—	—	—	—	(4,422)	(4,422)
Balance, October 6, 2018	73,378	$8	$685,675	$(271,082)	$(32,083)	$3,277,118	$3,659,636

	Forty Weeks Ended October 5, 2019
	Common Stock		Additional Paid-in Capital	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance, December 29, 2018	72,460	$8	$694,797	$(425,954)	$(44,193)	$3,326,155	$3,550,813
Net income	—	—	—	—	—	390,989	390,989
Cumulative effect of accounting change from adoption of ASU 2016-02, net of tax	—	—	—	—	—	(23,165)	(23,165)
Total other comprehensive income	—	—	—	—	5,331	—	5,331
Issuance of shares upon the exercise of stock appreciation rights	2	—	—	—	—	—	—
Tax withholdings related to the exercise of stock appreciation rights	—	—	(162)	—	—	—	(162)
Restricted stock units and deferred stock units vested	167	—	—	—	—	—	—
Share-based compensation	—	—	28,038	—	—	—	28,038
Stock issued under employee stock purchase plan	16	—	2,358	—	—	—	2,358
Repurchases of common stock	(3,370)	—	—	(486,381)	—	—	(486,381)
Cash dividends declared ($0.18 per common share)	—	—	—	—	—	(12,879)	(12,879)
Balance, October 5, 2019	69,275	$8	$725,031	$(912,335)	$(38,862)	$3,681,100	$3,454,942

	Forty Weeks Ended October 6, 2018
	Common Stock		Additional Paid-in Capital	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance, December 30, 2017	73,936	$8	$664,646	$(144,600)	$(24,954)	$2,920,096	$3,415,196
Net income	—	—	—	—	—	370,405	370,405
Total other comprehensive loss	—	—	—	—	(7,129)	—	(7,129)
Issuance of shares upon the exercise of stock appreciation rights	8	—	—	—	—	—	—
Tax withholdings related to the exercise of stock appreciation rights	—	—	(490)	—	—	—	(490)
Restricted stock units and deferred stock units vested	179	—	—	—	—	—	—
Share-based compensation	—		19,265	—	—	—	19,265
Stock issued under employee stock purchase plan	29	—	2,290	—	—	—	2,290
Repurchases of common stock	(774)	—	—	(126,482)	—	—	(126,482)
Cash dividends declared ($0.18 per common share)	—	—	—	—	—	(13,383)	(13,383)
Other	—	—	(36)	—	—	—	(36)
Balance, October 6, 2018	73,378	$8	$685,675	$(271,082)	$(32,083)	$3,277,118	$3,659,636

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands) (Unaudited)

	Forty Weeks Ended
	October 5, 2019	October 6, 2018
Cash flows from operating activities:
Net income	$390,989	$370,405
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	179,565	183,584
Share-based compensation	28,038	19,265
Loss and impairment of long-lived assets	4,413	6,267
Provision for deferred income taxes	7,653	17,029
Other	12,084	1,686
Net change in:
Receivables, net	(95,280)	(93,595)
Inventories	(24,985)	(22,862)
Accounts payable	227,822	131,572
Accrued expenses	(29,672)	122,779
Other assets and liabilities, net	7,919	(54,627)
Net cash provided by operating activities	708,546	681,503
Cash flows from investing activities:
Purchases of property and equipment	(169,224)	(105,132)
Proceeds from sales of property and equipment	8,714	1,450
Net cash used in investing activities	(160,510)	(103,682)
Cash flows from financing activities:
Decrease in bank overdrafts	(59,351)	(11,973)
Redemption of senior unsecured notes	(310,047)	—
Dividends paid	(17,185)	(17,819)
Proceeds from the issuance of common stock	2,358	2,290
Tax withholdings related to the exercise of stock appreciation rights	(162)	(490)
Repurchases of common stock	(486,381)	(126,482)
Other, net	(96)	814
Net cash used in financing activities	(870,864)	(153,660)
Effect of exchange rate changes on cash	27	(1,092)
Net (decrease) increase in cash and cash equivalents	(322,801)	423,069
Cash and cash equivalents, beginning of period	896,527	546,937
Cash and cash equivalents, end of period	$573,726	$970,006

Non-cash transactions:
Accrued purchases of property and equipment	$30,331	$11,066

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

As of October 5, 2019, we operated a total of 4,891 stores and 152 branches primarily within the United States, with additional locations in Canada, Puerto Rico and the U.S. Virgin Islands. In addition, as of October 5, 2019, we served 1,260 independently owned Carquest branded stores across the same geographic locations served by our stores and branches in addition to Mexico, the Bahamas, Turks and Caicos and the British Virgin Islands.

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

2.	Significant Accounting Policies:

Revenues

The following table summarizes disaggregated revenue from contracts with customers by product group:

	Twelve Weeks Ended		Forty Weeks Ended
	October 5, 2019	October 6, 2018	October 5, 2019	October 6, 2018
Percentage of Net sales, by product group:
Parts and batteries	68%	67%	67%	66%
Accessories and chemicals	20	19	21	20
Engine maintenance	11	13	11	13
Other	1	1	1	1
Total	100%	100%	100%	100%

We had no material contract assets, contract liabilities or costs to obtain and fulfill contracts recorded on the condensed consolidated balance sheets as of October 5, 2019 and December 29, 2018.

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

The adoption of ASU 2016-02 resulted in the recording of lease assets and lease liabilities of $2.4 billion as of December 30, 2018. At the date of adoption, there was a difference between the operating lease right-of-use assets and lease liabilities recorded that included an adjustment to retained earnings, net of a $7.9 million deferred tax impact, which primarily resulted from the impairment of operating lease right-of-use assets. For the forty weeks ended October 5, 2019, the adoption of the new standard did not have a material impact on our condensed consolidated statements of operations and condensed consolidated statements of cash flows as substantially all of our leases remained operating in nature.

3.	Inventories

Inventories are stated at the lower of cost or market. We used the last in, first out (“LIFO”) method of accounting for approximately 89% of inventories as of October 5, 2019 and December 29, 2018. Under the LIFO method, our Cost of sales reflects the costs of the most recently purchased inventories, while the inventory carrying balance represents the costs for inventories purchased in the forty weeks ended October 5, 2019 and prior years. We recorded an increase to Cost of sales of $33.8 million for the twelve weeks ended October 5, 2019, a reduction to Cost of sales of $22.0 million for the twelve weeks ended October 6, 2018, an increase to Cost of sales of $76.7 million for the forty weeks ended October 5, 2019 and a reduction to Cost of sales of $54.3 million for the forty weeks ended October 6, 2018 to state inventories at LIFO.

An actual valuation of inventory under the LIFO method is performed by us at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on our estimates of expected inventory levels and costs at the end of the year.

Inventory balances were as follows:

(in thousands)	October 5, 2019	December 29, 2018
Inventories at first in, first out (“FIFO”)	$4,224,869	$4,119,617
Adjustments to state inventories at LIFO	166,224	242,930
Inventories at LIFO	$4,391,093	$4,362,547

4.	Exit Activities

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

Our definite-lived intangible assets include customer relationships and non-compete agreements. Amortization expense was $7.3 million and $9.4 million for the twelve weeks ended October 5, 2019 and October 6, 2018 and $24.4 million and $31.3 million for the forty weeks ended October 5, 2019 and October 6, 2018.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

6.	Receivables, net

Receivables consist of the following:

(in thousands)	October 5, 2019	December 29, 2018
Trade	$487,210	$397,909
Vendor	238,441	228,024
Other	10,593	17,081
Total receivables	736,244	643,014
Less: allowance for doubtful accounts	(14,902)	(18,042)
Receivables, net	$721,342	$624,972

7.	Long-term Debt and Fair Value of Financial Instruments

Long-term debt consists of the following:

(in thousands)	October 5, 2019	December 29, 2018
Total long-term debt	$747,136	$1,045,930
Less: current portion of long-term debt	—	(210)
Long-term debt, excluding current portion	$747,136	$1,045,720

Fair value of long-term debt	$801,000	$1,074,000

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

Bank Debt

As of October 5, 2019 and December 29, 2018, we had no outstanding borrowings under the unsecured revolving credit facility (the “2017 Credit Agreement”) and borrowing availability was $1.0 billion and $998.0 million. Under the 2017 Credit Agreement, we had no letters of credit and $2.0 million of letters of credit outstanding as of October 5, 2019 and December 29, 2018.

In connection with our bilateral credit facility, we had outstanding letters of credit of $113.1 million and $100.5 million as of October 5, 2019 and December 29, 2018, which generally have a term of one year or less and primarily serve as collateral for our self-insurance policies. We were in compliance with all financial covenants required by our debt arrangements as of October 5, 2019.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Senior Unsecured Notes

On February 28, 2019, we redeemed all $300.0 million aggregate principal amount of our outstanding 5.75% senior unsecured notes that were issued in April 2010 at 99.587% of the principal amount (the “2020 Notes”). During the sixteen weeks ended April 20, 2019, we incurred charges relating to a make-whole provision and debt issuance costs of $10.1 million and $0.7 million resulting from the early redemption of our 2020 Notes, which are included in Other (expense) income, net in the accompanying condensed consolidated statements of operations.

Debt Guarantees

We are a guarantor of loans made by banks to various independently owned Carquest-branded stores that are our customers totaling $27.6 million and $24.3 million as of October 5, 2019 and December 29, 2018. These loans are collateralized by security agreements on merchandise inventory and other assets of the borrowers. The approximate value of the inventory collateralized by these agreements is $58.5 million and $53.9 million as of October 5, 2019 and December 29, 2018. We believe that the likelihood of performance under these guarantees is remote.

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

Operating lease liabilities consist of the following:

(in thousands)	October 5, 2019
Total operating lease liabilities	$2,441,221
Less: Current portion of operating lease liabilities	(443,500)
Noncurrent operating lease liabilities	$1,997,721

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

Total lease cost is included in Cost of sales and selling, general and administrative expenses (“SG&A”) in the accompanying condensed consolidated statements of operations and is recorded net of immaterial sublease income. Total lease cost is comprised of the following:

	Twelve Weeks Ended	Forty Weeks Ended
(in thousands)	October 5, 2019	October 5, 2019
Operating lease cost	$121,057	$405,868
Variable lease cost	36,808	119,354
Total lease cost	$157,865	$525,222

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The future maturity of lease liabilities are as follows:

(in thousands)	October 5, 2019
Remainder of 2019	$93,573
2020	564,627
2021	469,282
2022	375,141
2023	332,882
Thereafter	1,011,831
Total lease payments	2,847,336
Less: Imputed interest	(406,115)
Total operating lease liabilities	$2,441,221

Operating lease payments include $147.4 million related to options to extend lease terms that are reasonably certain of being exercised and exclude $142.7 million of legally binding minimum lease payments for leases signed, but not yet commenced.

The weighted-average remaining lease term and weighted-average discount rate for our operating leases are 7.13 years and 4.1% as of October 5, 2019. We calculated the weighted-average discount rates using incremental borrowing rates, which equal the rates of interest that we would pay to borrow funds on a fully collateralized basis over a similar term.

Other information relating to our lease liabilities is as follows:

Forty Weeks Ended
(in thousands)	October 5, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$417,262
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$270,440

As previously disclosed in our 2018 Annual Report on Form 10-K and under the previous lease accounting standard, future minimum lease payments due under non-cancelable operating leases were as follows:

December 29, 2018
(in thousands)
2019	$520,541
2020	481,812
2021	416,895
2022	349,470
2023	270,116
Thereafter	837,441
$2,876,275

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

9.	Warranty Liabilities

The following table presents changes in our warranty reserves:

	Forty Weeks Ended	Fifty-Two Weeks Ended
(in thousands)	October 5, 2019	December 29, 2018
Warranty reserve, beginning of period	$45,280	$49,024
Additions to warranty reserves	28,788	43,200
Reduction and utilization of reserve	(32,624)	(46,944)
Warranty reserve, end of period	$41,444	$45,280

10.	Share Repurchase Program

Our share repurchase program permits the repurchase of our common stock on the open market and in privately negotiated transactions from time to time. On August 7, 2019, our Board of Directors authorized a $400.0 million share repurchase program to replace the previous $600.0 million share repurchase program that was authorized by our Board of Directors in August 2018, which had $49.1 million remaining at the time of its replacement.

During the twelve and forty weeks ended October 5, 2019, we repurchased 2.4 million and 3.3 million shares of our common stock under the share repurchase program. The shares repurchased during the twelve and forty weeks ended October 5, 2019 were at an aggregate cost of $338.6 million and $476.7 million, or an average price of $138.71 and $144.03 per share. During the twelve and forty weeks ended October 6, 2018, we repurchased 0.7 million shares of our common stock at an aggregate cost of $119.9 million, or an average price of $166.57 per share, in connection with our share repurchase program. As of October 5, 2019, we had $201.4 million remaining under our share repurchase program that was authorized by our Board of Directors on August 7, 2019.

On November 8, 2019, our Board of Directors authorized $700.0 million as an addition to the existing share repurchase program.

11.	Earnings per Share

The computation of basic and diluted earnings per share are as follows:

	Twelve Weeks Ended		Forty Weeks Ended
(in thousands, except per share data)	October 5, 2019	October 6, 2018	October 5, 2019	October 6, 2018
Numerator
Net income applicable to common shares	$123,669	$115,843	$390,989	$370,405
Denominator
Basic weighted average common shares	70,381	73,888	71,351	73,974
Dilutive impact of share-based awards	283	302	292	238
Diluted weighted average common shares (1)	70,664	74,190	71,643	74,212

Basic earnings per common share	$1.76	$1.57	$5.48	$5.01
Diluted earnings per common share	$1.75	$1.56	$5.46	$4.99

(1)
For the twelve and forty weeks ended October 5, 2019, 175 thousand and 115 thousand restricted stock units (“RSUs”) were excluded from the diluted calculation as their inclusion would have been anti-dilutive. For the twelve and forty weeks ended October 6, 2018, these anti-dilutive RSUs were insignificant.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

12.	Share-Based Compensation

During the forty weeks ended October 5, 2019, we granted 254 thousand time-based RSUs, 55 thousand performance-based RSUs and 28 thousand market-based RSUs. The general terms of the time-based, performance-based and market-based RSUs are similar to awards previously granted by us.

The weighted average fair values of the time-based, performance-based and market-based RSUs granted during the forty weeks ended October 5, 2019 were $156.71, $159.80 and $165.70 per share. For time-based and performance-based RSUs, the fair value of each award was determined based on the market price of our stock on the date of grant adjusted for expected dividends during the vesting period, as applicable. The fair value of each market-based RSU was determined using a Monte Carlo simulation model.

Total income tax benefit related to share-based compensation expense for the twelve and forty weeks ended October 5, 2019 was $1.7 million and $6.7 million. Total income tax benefit related to share-based compensation expense for the twelve and forty weeks ended October 6, 2018 was $1.7 million and $4.7 million. As of October 5, 2019, there was $69.0 million of unrecognized compensation expense related to all share-based awards that is expected to be recognized over a weighted average period of 1.6 years.

13.	Condensed Consolidating Financial Statements

Certain 100% wholly owned domestic subsidiaries of Advance, including our Material Subsidiaries (as defined in the 2017 Credit Agreement) serve as guarantors (“Guarantor Subsidiaries”) of our senior unsecured notes. The subsidiary guarantees related to our senior unsecured notes are full and unconditional and joint and several, and there are no restrictions on the ability of Advance to obtain funds from its Guarantor Subsidiaries. Certain of our wholly owned subsidiaries, including all of our foreign subsidiaries and captive insurance subsidiary, do not serve as guarantors of our senior unsecured notes (“Non-Guarantor Subsidiaries”).

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

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Balance Sheet
As of October 5, 2019

(in thousands)	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$467,692	$106,034	$—	$573,726
Receivables, net	—	674,524	46,818	—	721,342
Inventories	—	4,209,180	181,913	—	4,391,093
Other current assets	3,284	135,308	3,789	(1,894)	140,487
Total current assets	3,284	5,486,704	338,554	(1,894)	5,826,648
Property and equipment, net of accumulated depreciation	60	1,380,941	8,088	—	1,389,089
Operating lease right-of-use assets	—	2,294,661	41,071	—	2,335,732
Goodwill	—	943,361	48,014	—	991,375
Intangible assets, net	—	475,356	39,156	—	514,512
Other assets, net	1,748	48,856	589	(1,747)	49,446
Investment in subsidiaries	4,338,807	571,883	—	(4,910,690)	—
Intercompany note receivable	749,318	—	—	(749,318)	—
Due from intercompany, net	—	536,674	354,465	(891,139)	—
	$5,093,217	$11,738,436	$829,937	$(6,554,788)	$11,106,802
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$—	$3,205,362	$197,176	$—	$3,402,538
Accrued expenses	—	561,495	19,473	(1,894)	579,074
Other current liabilities	—	455,746	26,555	—	482,301
Total current liabilities	—	4,222,603	243,204	(1,894)	4,463,913
Long-term debt	747,136	—	—	—	747,136
Noncurrent operating lease liabilities	—	1,966,016	31,705	—	1,997,721
Deferred income taxes	—	303,886	16,170	(1,747)	318,309
Other long-term liabilities	—	157,806	(33,025)	—	124,781
Intercompany note payable	—	749,318	—	(749,318)	—
Due to intercompany, net	891,139	—	—	(891,139)	—
Commitments and contingencies
Stockholders' equity	3,454,942	4,338,807	571,883	(4,910,690)	3,454,942
	$5,093,217	$11,738,436	$829,937	$(6,554,788)	$11,106,802

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

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statement of Operations
For the Twelve Weeks Ended October 5, 2019

(in thousands)	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$2,223,257	$168,679	$(79,830)	$2,312,106
Cost of sales, including purchasing and warehousing costs	—	1,248,730	79,451	(28,001)	1,300,180
Gross profit	—	974,527	89,228	(51,829)	1,011,926
Selling, general and administrative expenses	5,808	869,018	24,403	(59,631)	839,598
Operating (loss) income	(5,808)	105,509	64,825	7,802	172,328
Other, net:
Interest expense	(7,951)	(492)	—	—	(8,443)
Other income (expense) income, net	14,017	(3,619)	(5,741)	(7,802)	(3,145)
Total other, net	6,066	(4,111)	(5,741)	(7,802)	(11,588)
Income before provision for income taxes	258	101,398	59,084	—	160,740
Provision for income taxes	698	34,438	1,935	—	37,071
(Loss) income before equity in earnings of subsidiaries	(440)	66,960	57,149	—	123,669
Equity in earnings of subsidiaries	124,109	57,149	—	(181,258)	—
Net income	$123,669	$124,109	$57,149	$(181,258)	$123,669

Condensed Consolidating Statement of Operations
For the Twelve Weeks Ended October 6, 2018

(in thousands)	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$2,190,822	$115,675	$(31,515)	$2,274,982
Cost of sales, including purchasing and warehousing costs	—	1,220,367	79,203	(31,515)	1,268,055
Gross profit	—	970,455	36,472	—	1,006,927
Selling, general and administrative expenses	4,631	837,047	22,812	(11,804)	852,686
Operating (loss) income	(4,631)	133,408	13,660	11,804	154,241
Other, net:
Interest (expense) income	(12,059)	(1,018)	1	—	(13,076)
Other income (expense) income, net	16,759	(564)	1,364	(11,804)	5,755
Total other, net	4,700	(1,582)	1,365	(11,804)	(7,321)
Income before provision for income taxes	69	131,826	15,025	—	146,920
Provision for income taxes	229	27,624	3,224	—	31,077
(Loss) income before equity in earnings of subsidiaries	(160)	104,202	11,801	—	115,843
Equity in earnings of subsidiaries	116,003	11,801	—	(133,031)	—
Net income	$115,843	$116,003	$11,801	$(127,804)	$115,843

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statement of Operations
For the Forty Weeks Ended October 5, 2019

(in thousands)	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$7,310,012	$442,936	$(156,559)	$7,596,389
Cost of sales, including purchasing and warehousing costs	—	4,116,052	259,090	(104,730)	4,270,412
Gross profit	—	3,193,960	183,846	(51,829)	3,325,977
Selling, general and administrative expenses	23,778	2,764,102	78,490	(91,434)	2,774,936
Operating (loss) income	(23,778)	429,858	105,356	39,605	551,041
Other, net:
Interest expense	(29,415)	(2,425)	(222)	—	(32,062)
Other income (expense), net	54,292	(14,206)	(1,753)	(39,605)	(1,272)
Total other, net	24,877	(16,631)	(1,975)	(39,605)	(33,334)
Income before provision for income taxes	1,099	413,227	103,381	—	517,707
Provision for income taxes	2,420	112,240	12,058	—	126,718
(Loss) income before equity in earnings of subsidiaries	(1,321)	300,987	91,323	—	390,989
Equity in earnings of subsidiaries	392,310	91,323	—	(483,633)	—
Net income	$390,989	$392,310	$91,323	$(483,633)	$390,989

Condensed Consolidating Statement of Operations
For the Forty Weeks Ended October 6, 2018

(in thousands)	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$7,197,953	$405,864	$(128,335)	$7,475,482
Cost of sales, including purchasing and warehousing costs	—	4,035,319	277,729	(128,335)	4,184,713
Gross profit	—	3,162,634	128,135	—	3,290,769
Selling, general and administrative expenses	14,290	2,719,172	76,634	(39,349)	2,770,747
Operating (loss) income	(14,290)	443,462	51,501	39,349	520,022
Other, net:
Interest expense	(40,194)	(3,419)	—	—	(43,613)
Other income (expense), net	55,007	(4,766)	(1,894)	(39,349)	8,998
Total other, net	14,813	(8,185)	(1,894)	(39,349)	(34,615)
Income before provision for income taxes	523	435,277	49,607	—	485,407
Provision for income taxes	1,287	103,589	10,126	—	115,002
(Loss) income before equity in earnings of subsidiaries	(764)	331,688	39,481	—	370,405
Equity in earnings of subsidiaries	371,169	39,481	—	(410,650)	—
Net income	$370,405	$371,169	$39,481	$(410,650)	$370,405

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income
For the Twelve Weeks Ended October 5, 2019

(in thousands)	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$123,669	$124,109	$57,149	$(181,258)	$123,669
Other comprehensive loss	(5,381)	(5,381)	(5,289)	10,670	(5,381)
Comprehensive income	$118,288	$118,728	$51,860	$(170,588)	$118,288

Condensed Consolidating Statement of Comprehensive Income
For the Twelve Weeks Ended October 6, 2018

(in thousands)	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$115,843	$116,003	$11,801	$(127,804)	$115,843
Other comprehensive income	3,831	3,831	3,900	(7,731)	3,831
Comprehensive income	$119,674	$119,834	$15,701	$(135,535)	$119,674

Condensed Consolidating Statement of Comprehensive Income
For the Forty Weeks Ended October 5, 2019

(in thousands)	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$390,989	$392,310	$91,323	$(483,633)	$390,989
Other comprehensive income	5,331	5,331	5,397	(10,728)	5,331
Comprehensive income	$396,320	$397,641	$96,720	$(494,361)	$396,320

Condensed Consolidating Statement of Comprehensive Income
For the Forty Weeks Ended October 6, 2018

(in thousands)	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$370,405	$371,169	$39,481	$(410,650)	$370,405
Other comprehensive loss	(7,129)	(7,129)	(6,902)	14,031	(7,129)
Comprehensive income	$363,276	$364,040	$32,579	$(396,619)	$363,276

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the Forty Weeks Ended October 5, 2019

(in thousands)	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$715,513	$(6,967)	$—	$708,546
Cash flows from investing activities:
Purchases of property and equipment	—	(168,710)	(514)	—	(169,224)
Proceeds from sales of property and equipment	—	8,713	1	—	8,714
Net cash used in investing activities	—	(159,997)	(513)	—	(160,510)
Cash flows from financing activities:
(Decrease) increase in bank overdrafts	—	(61,916)	2,565	—	(59,351)
Redemption of senior unsecured notes	—	(310,047)	—	—	(310,047)
Dividends paid	—	(17,185)	—	—	(17,185)
Proceeds from the issuance of common stock	—	2,358	—	—	2,358
Tax withholdings related to the exercise of stock appreciation rights	—	(162)	—	—	(162)
Repurchases of common stock	—	(486,381)	—	—	(486,381)
Other, net	—	(96)	—	—	(96)
Net cash (used in) provided by financing activities	—	(873,429)	2,565	—	(870,864)
Effect of exchange rate changes on cash	—	—	27	—	27
Net decrease in cash and cash equivalents	—	(317,913)	(4,888)	—	(322,801)
Cash and cash equivalents, beginning of period	—	785,605	110,922	—	896,527
Cash and cash equivalents, end of period	$—	$467,692	$106,034	$—	$573,726

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the Forty Weeks Ended October 6, 2018

(In thousands)	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$—	$656,847	$24,656	$—	$681,503
Cash flows from investing activities:
Purchases of property and equipment	—	(104,065)	(1,067)	—	(105,132)
Proceeds from sales of property and equipment	—	1,406	44	—	1,450
Net cash used in investing activities	—	(102,659)	(1,023)	—	(103,682)
Cash flows from financing activities:
Decrease in bank overdrafts	—	(8,513)	(3,460)	—	(11,973)
Dividends paid	—	(17,819)	—	—	(17,819)
Proceeds from the issuance of common stock	—	2,290	—	—	2,290
Tax withholdings related to the exercise of stock appreciation rights	—	(490)	—	—	(490)
Repurchases of common stock	—	(126,482)	—	—	(126,482)
Other, net	(23)	814	—	23	814
Net cash used in financing activities	(23)	(150,200)	(3,460)	23	(153,660)
Effect of exchange rate changes on cash	—	—	(1,092)	—	(1,092)
Net (decrease) increase in cash and cash equivalents	(23)	403,988	19,081	23	423,069
Cash and cash equivalents, beginning of period	23	482,620	64,317	(23)	546,937
Cash and cash equivalents, end of period	$—	$886,608	$83,398	$—	$970,006

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 29, 2018 (filed with the SEC on February 19, 2019), which we refer to as our 2018 Form 10-K, and our unaudited condensed consolidated financial statements and the notes to those statements that appear elsewhere in this report.

Certain statements in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, may be forward-looking statements. Forward-looking statements are usually identified by the use of words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “likely,” “may,” “plan,” “position,” “possible,” “potential,” “probable,” “project,” “projection,” “should,” “strategy,” “will,” or similar expressions. These statements are based upon assessments and assumptions of management in light of historical results and trends, current conditions and potential future developments that often involve judgment, estimates, assumptions and projections. Forward-looking statements reflect current views about our plans, strategies and prospects, which are based on information currently available as of the date of this release. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. Please refer to the risk factors discussed in "Item 1a. Risk Factors" in the Company's most recent Annual Report on Form 10-K, as updated by our Quarterly Reports on Form 10-Q and other filings made by the Company with the SEC, for additional factors that could materially affect the Company’s actual results. Forward-looking statements are subject to risks and uncertainties, many of which are outside our control, which could cause actual results to differ materially from these statements. Therefore, you should not place undue reliance on those statements.

Management Overview

Net sales increased 1.6% in the third quarter of 2019 as compared to the same period of prior year, primarily driven by an increase in comparable store sales, as well as improvement in our independent Carquest network and the opening of additional branches. We experienced our strongest sales growth in our Midwest, Appalachian, Carolinas and Central regions, as well as increased sales in several product categories.

We generated diluted earnings per share (“diluted EPS”) of $1.75 during our third quarter of 2019 compared to $1.56 for the comparable period of 2018. When adjusted for the following non-operational items, our adjusted diluted earnings per share (“Adjusted EPS”) for the twelve weeks ended October 5, 2019 and October 6, 2018 were $2.10 and $1.89.

	Twelve Weeks Ended		Forty Weeks Ended
	October 5, 2019	October 6, 2018	October 5, 2019	October 6, 2018
Transformation expenses	$0.28	$0.30	$0.63	$0.70
GPI integration and store closure and consolidation expenses	—	0.02	—	0.05
GPI amortization of acquired intangible assets	0.07	0.09	0.21	0.30
Other adjustments	—	—	0.25	—
Impact of the U.S. Tax Cuts and Jobs Act	—	(0.08)	—	(0.08)

Note: The amounts for the forty weeks ended October 5, 2019 and October 6, 2018 may not calculate due to rounding.

Refer to “Reconciliation of Non-GAAP Financial Measures” for further details of our comparable adjustments and the usefulness of such measures to investors.

Summary of Third Quarter Financial Results

A high-level summary of our financial results for the third quarter of 2019 includes:

•	Net sales during the third quarter of 2019 were $2.3 billion, an increase of 1.6% as compared to the third quarter of 2018, primarily driven by an increase in comparable store sales of 1.2%.

•
Gross profit margin for the third quarter of 2019 was 43.8%, a decrease of 49 basis points as compared to the third quarter of 2018. This decrease was primarily driven by the impact of the launch of our enhanced loyalty program initiatives during the third quarter of 2019. These decreases were partially offset by improvements in operational productivity relating to our ability to leverage our supply chain.

•
Selling, general and administrative expenses (“SG&A”) for the third quarter of 2019 were 36.3% of Net sales, a decrease of 117 basis points as compared to the third quarter of 2018. This decrease was primarily due to our lower incident rate and claims that we attribute to continued focus on employee safety and by improvements in labor-related and occupancy costs. These improvements were partially offset by our investment in information technology (“IT”) projects.

Business and Risks Update

We continue to make progress on the various elements of our strategic business plan, which is focused on improving the customer experience and driving consistent execution for both Professional and “do-it-yourself” (“DIY”) customers. To achieve these improvements, we have undertaken planned strategic initiatives to help build a foundation for long-term success across the organization, which include:

•
Development of a demand-based assortment, leveraging purchase and search history from our common catalog, versus our existing push-down supply approach. This technology is a first step in moving from a supply-driven to a demand-driven assortment.

•	Continued movement towards optimizing our footprint by market to drive share, repurposing our in-market store and asset base and optimizing our distribution centers.

•	Progress in the development of a more efficient end-to-end supply chain to deliver our broad assortment.

•	Enhancement of our DIY omni-channel business, including our eCommerce performance and continued success of the roll-out of our partnership with Walmart.com.

•	Continued roll-out of our new Speed Perks 2.0 program to improve customer loyalty and traffic.

•	Launched a new program that focuses on our fleet safety by educating our drivers of various safety issues.

•	Continued focus on branch openings in 2019 to drive Professional growth while investing in online and digital to drive DIY improvements.

Industry Update

Operating within the automotive aftermarket industry, we are influenced by a number of general macroeconomic factors, many of which are similar to those affecting the overall retail industry. During the forty weeks ended October 5, 2019, there were no changes to the factors discussed in our 2018 Form 10-K. For a complete discussion of these factors, refer to the 2018 Form 10-K.

Stores and Branches

Key factors in selecting sites and market locations in which we operate include population, demographics, traffic count, vehicle profile, number and strength of competitors’ stores and the cost of real estate. During the forty weeks ended October 5, 2019, 16 stores and branches were opened and 82 were closed or consolidated, resulting in a total of 5,043 stores and branches as of October 5, 2019, compared to a total of 5,109 stores and branches as of December 29, 2018.

Results of Operations

The following table sets forth certain of our operating data expressed as a percentage of net sales for the periods indicated:

	Twelve Weeks Ended				$ Increase/(Decrease)	Basis Points
(in millions)	October 5, 2019		October 6, 2018
Net sales	$2,312.1	100.0%	$2,275.0	100.0%	$37.1	—
Cost of sales	1,300.2	56.2	1,268.1	55.7	32.1	49
Gross profit	1,011.9	43.8	1,006.9	44.3	5.0	(49)
SG&A	839.6	36.3	852.7	37.5	(13.1)	(117)
Operating income	172.3	7.5	154.2	6.8	18.1	67
Interest expense	(8.4)	(0.4)	(13.1)	(0.6)	4.7	21
Other (expense) income, net	(3.1)	(0.1)	5.8	0.3	(8.9)	(39)
Provision for income taxes	37.1	1.6	31.1	1.4	6.0	24
Net income	$123.7	5.3%	$115.8	5.1%	$7.9	26

	Forty Weeks Ended				$ Increase/(Decrease)	Basis Points
(in millions)	October 5, 2019		October 6, 2018
Net sales	$7,596.4	100.0%	$7,475.5	100.0%	$120.9	—
Cost of sales	4,270.4	56.2	4,184.7	56.0	85.7	24
Gross profit	3,326.0	43.8	3,290.8	44.0	35.2	(24)
SG&A	2,774.9	36.5	2,770.7	37.1	4.2	53
Operating income	551.0	7.3	520.0	7.0	31.0	30
Interest expense	(32.1)	(0.4)	(43.6)	(0.6)	11.5	16
Other (expense) income, net	(1.3)	0.0	9.0	0.1	(10.3)	(14)
Provision for income taxes	126.7	1.7	115.0	1.5	11.7	13
Net income	$391.0	5.1%	$370.4	5.0%	$20.6	19
Note: Table amounts may not foot due to rounding.

Net Sales

Net sales increased 1.6% during the third quarter of 2019 compared to the same period of 2018, primarily driven by an increase in comparable store sales of 1.2% due to delivery of Net sales growth across all product categories, with the strongest growth in parts and batteries and accessories and chemicals. We calculate comparable store sales based on the change in store or branch sales starting once a location has been open for 13 complete accounting periods (approximately one year) and by including e-commerce sales. Sales to independently owned Carquest stores are excluded from our comparable store sales. Acquired stores are included in our comparable store sales once the stores have completed 13 complete accounting periods following the acquisition date. We include sales from relocated stores in comparable store sales from the original date of opening. Additionally, we saw growth in Net sales due to improvement in our independent Carquest network and the opening of additional branches.

For the forty weeks ended October 5, 2019, Net sales increased 1.6% compared to the same period of 2018, primarily driven by a 1.4% increase in comparable stores sales due to improved performance of certain product categories, specifically parts and batteries and accessories and chemicals. These improvements were partially offset by a decline in engine maintenance related products.

Gross Profit

The increase in gross profit for the twelve weeks ended October 5, 2019 was primarily driven by improvements in operational productivity relating to our ability to leverage our supply chain. These improvements were partially offset by the impact of the launch of our enhanced loyalty program initiatives during the third quarter of 2019.

The increase in gross profit for the forty weeks ended October 5, 2019 was primarily driven by an increase in comparable store sales and continued improvements in inventory management. These improvements were partially offset by factors discussed above. In addition, we made an out-of-period correction in the sixteen weeks ended April 20, 2019, which increased Cost of sales by $13.0 million, related to received not invoiced inventory.

Selling, general and administrative expenses

The decrease in SG&A for the twelve weeks ended October 5, 2019 was primarily driven by expense reductions due to our lower incident rate and claims that we attribute to continued focus on employee safety and by improvements in labor-related and occupancy costs. These improvements were partially offset by our investment in IT projects.

The increase in SG&A for the forty weeks ended October 5, 2019 was primarily driven by our investment in IT projects, increases in minimum wages and planned merit increases. These increases were partially offset by factors discussed above.

Reconciliation of Non-GAAP Financial Measures

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes certain financial measures not derived in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Non-GAAP financial measures should not be used as a substitute for GAAP financial measures, or considered in isolation, for the purpose of analyzing our operating performance, financial position or cash flows. We have presented these non-GAAP financial measures as we believe that the presentation of our financial results that exclude (1) transformation expenses under our strategic business plan; (2) non-operational expenses associated with the integration of General Parts International, Inc. (“GPI”) and store closure and consolidation; (3) non-cash charges related to the acquired GPI intangible assets; (4) other non-recurring adjustments; and (5) nonrecurring impact of the U.S. Tax Cuts and Jobs Act (the “Act”), is useful and indicative of our base operations because the expenses vary from period to period in terms of size, nature and significance and/or relate to the integration of GPI and store closure and consolidation activity in excess of historical levels. These measures assist in comparing our current operating results with past periods and with the operational performance of other companies in our industry. The disclosure of these measures allows investors to evaluate our performance using the same measures management uses in developing internal budgets and forecasts and in evaluating management’s compensation. Included below is a description of the expenses we have determined are not normal, recurring cash operating expenses necessary to operate our business and the rationale for why providing these measures is useful to investors as a supplement to the GAAP measures.

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

GPI Integration and Store Closure and Consolidation Expenses— Our multi-year plan to integrate the operations of GPI that we acquired in 2014 with AAP substantially ended in 2018. Due to the size of this acquisition, we considered these expenses to be outside of our base business. We believed providing additional information in the form of non-GAAP measures that excluded these costs was beneficial to the users of our financial statements in evaluating the operating performance of our base business and our sustainability once the integration was complete. In addition to integration expenses, we incurred store closure and consolidation expenses that consisted of expenses associated with our plans to convert and consolidate the Carquest stores acquired from GPI. While periodic store closures are common, these closures represented a significant program outside of our typical market evaluation process. We believe it was useful to provide additional non-GAAP measures that excluded these costs to provide investors greater comparability of our base business and core operating performance.

U.S. Tax Reform— On December 22, 2017, the Act was signed into law. The Act amends the Internal Revenue Code of 1986 by, among other things, permanently lowering the corporate tax rate to 21% from the existing maximum rate of 35%, implementing a territorial tax system and imposing a one-time repatriation tax on deemed repatriated earnings of foreign subsidiaries. During the third quarter of 2018, and in conjunction with the completion of our 2017 U.S. income tax return, we identified a change in estimate, in accordance with Staff Accounting Bulletin No. 118, to amounts previously estimated for the remeasurement of the net deferred tax liability and nonrecurring repatriation tax on accumulated earnings foreign subsidiaries.

We have included a reconciliation of this information to the most comparable GAAP measures in the following table:

	Twelve Weeks Ended		Forty Weeks Ended
(in thousands, except per share data)	October 5, 2019	October 6, 2018	October 5, 2019	October 6, 2018
Net income (GAAP)	$123,669	$115,843	$390,989	$370,405
Cost of sales adjustments:
Transformation expenses	2,991	513	3,272	5,839
Other adjustment (1)	—	—	13,010	—
SG&A adjustments:
Transformation expenses	23,386	28,360	56,633	63,214
GPI integration and store closure and consolidation expenses	—	1,768	—	4,706
GPI amortization of acquired intangible assets	6,362	8,802	21,157	29,268
Other income adjustment (2)	—	—	10,756	—
Provision for income taxes on adjustments (3)	(8,185)	(9,664)	(26,207)	(25,242)
Impact of the Act	—	(5,665)	—	(5,665)
Adjusted net income (Non-GAAP)	$148,223	$139,957	$469,610	$442,525

Diluted earnings per share (GAAP)	$1.75	$1.56	$5.46	$4.99
Adjustments, net of tax	0.35	0.33	1.09	0.97
Adjusted EPS (Non-GAAP)	$2.10	$1.89	$6.55	$5.96

(1)	During the sixteen weeks ended April 20, 2019, we made an out-of-period correction, which increased Cost of sales by $13.0 million, related to received not invoiced inventory.

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

Liquidity and Capital Resources

Overview

Our primary cash requirements necessary to maintain our current operations include payroll and benefits, inventory purchases, contractual obligations, capital expenditures, payment of income taxes and funding of initiatives under our strategic business plan. In addition, we may use available funds for acquisitions, to repay borrowings under our credit facility, to periodically repurchase shares of our common stock under our stock repurchase program and for the payment of quarterly cash dividends. Historically, we have funded these requirements primarily through cash generated from operations, supplemented by borrowings under our credit facilities and notes offerings as needed. We believe funds generated from our expected results of operations, available cash and cash equivalents, and available borrowings under our credit facility will be sufficient to fund our obligations for the next year.

Share Repurchase Program

On August 7, 2019, our Board of Directors authorized a $400.0 million share repurchase program to replace the previous $600.0 million share repurchase program that was authorized by our Board of Directors in August 2018, which had $49.1 million remaining at the time of its replacement.

During the twelve and forty weeks ended October 5, 2019, we repurchased 2.4 million and 3.3 million shares of our common stock under the share repurchase program. The shares repurchased during the twelve and forty weeks ended October 5, 2019 were at an aggregate cost of $338.6 million and $476.7 million, or an average price of $138.71 and $144.03 per share. During the twelve and forty weeks ended October 6, 2018, we repurchased 0.7 million shares of our common stock at an aggregate cost of $119.9 million, or an average price of $166.57 per share, in connection with our share repurchase program. As of October 5, 2019, we had $201.4 million remaining under our share repurchase program that was authorized by our Board of Directors on August 7, 2019.

On November 8, 2019, our Board of Directors authorized $700.0 million as an addition to the existing share repurchase program.

Analysis of Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities:

	Forty Weeks Ended
(in thousands)	October 5, 2019	October 6, 2018
Cash flows provided by operating activities	$708,546	$681,503
Cash flows used in investing activities	(160,510)	(103,682)
Cash flows used in financing activities	(870,864)	(153,660)
Effect of exchange rate changes on cash	27	(1,092)
Net (decrease) increase in Cash and cash equivalents	$(322,801)	$423,069

Operating Activities

For the forty weeks ended October 5, 2019, net cash provided by operating activities increased by $27.0 million to $708.5 million compared to the comparable period of 2018. The net increase in operating cash flows compared to the prior year was primarily driven by an increase in net income and our focus on managing and improving our working capital.

Investing Activities

For the forty weeks ended October 5, 2019, net cash used in investing activities increased by $56.9 million to $160.5 million compared to the comparable period of 2018. Cash used in investing activities for the forty weeks ended October 5, 2019 consisted primarily of purchases of property and equipment, which was $64.1 million higher than the comparable period of 2018, primarily driven by investments made in supply chain, e-commerce and store improvements, as well as information technology as we remain focused on the complete back office integration throughout the enterprise.

Our primary capital requirements relate to the funding of our investments in our supply chain network, information technology and new store developments. In 2019, we anticipate that our capital expenditures related to such investments will range from $250 million to $300 million, but our future capital requirements may vary based on business conditions.

Financing Activities

For the forty weeks ended October 5, 2019, net cash used in financing activities was $870.9 million, an increase of $717.2 million as compared to the forty weeks ended October 6, 2018. This increase was primarily a result of returning cash to shareholders in the form of share repurchases and dividends, as well as on February 28, 2019, we redeemed all $300.0 million aggregate principal amount of our outstanding 2020 Notes. We incurred charges relating to a make-whole provision and debt issuance costs of $10.1 million and $0.7 million resulting from the early redemption of our 2020 Notes.

Our Board of Directors has declared a $0.06 per share quarterly cash dividend since 2006. Any payments of dividends in the future will be at the discretion of our Board of Directors and will depend upon our results of operations, cash flows, capital requirements and other factors deemed relevant by our Board of Directors. On November 8, 2019, our Board of Directors declared a regular quarterly cash dividend of $0.06 per share to be paid on January 3, 2020 to all common shareholders of record as of December 20, 2019.

Long-Term Debt

As of October 5, 2019, we had a credit rating from Standard & Poor’s of BBB- and from Moody’s Investor Service of Baa2. The current outlooks by Standard & Poor’s and Moody’s are both stable. The current pricing grid used to determine our borrowing rate under our revolving credit facility is based on our credit ratings. If these credit ratings decline, our interest rate on outstanding balances may increase and our access to additional financing on favorable terms may be limited. In addition, it could reduce the attractiveness of certain vendor payment programs whereby third-party institutions finance arrangements to our vendors based on our credit rating, which could result in increased working capital requirements. Conversely, if these credit ratings improve, our interest rate may decrease.

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

During the forty weeks ended October 5, 2019, there were no changes to the critical accounting policies discussed in our 2018 Form 10-K. For a complete discussion of our critical accounting policies, refer to the 2018 Form 10-K.

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

Our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of October 5, 2019. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended October 5, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth the information with respect to repurchases of our common stock for the quarter ended October 5, 2019:

	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2) (in thousands)
July 14, 2019 to August 10, 2019	309,862	$145.39	309,862	$144,050
August 11, 2019 to September 7, 2019	2,139,514	137.74	2,131,329	201,443
September 8, 2019 to October 5, 2019	21	157.06	—	201,443
Total	2,449,397	$138.70	2,441,191	$201,443

(1)
The aggregate cost of repurchasing shares in connection with the net settlement of shares issued as a result of the vesting of restricted stock units was $1.1 million, or an average price of $138.63 per share, during the twelve weeks ended October 5, 2019.

(2)
On August 7, 2019, our Board of Directors authorized a $400.0 million share repurchase program. This new authorization was announced on August 13, 2019 and replaced the previous $600.0 million share repurchase program that was authorized by our Board of Directors in August 2018.

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

ADVANCE AUTO PARTS, INC.

Date: November 12, 2019	/s/ Andrew E. Page
Andrew E. Page Senior Vice President, Controller and Chief Accounting Officer