Form 10-K
period 2019-12-28
ADVANCE AUTO PARTS INC
filed 2020-02-18
CIK 1158449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-K
________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2019

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
Yes ☐ No ☒

As of the last business day of the registrant’s most recently completed second fiscal quarter, July 12, 2019, the aggregate market value of common stock held by non-affiliates of the registrant was $10,845,687,437, based on the last sales price on July 12, 2019, as reported by the New York Stock Exchange.

As of February 14, 2020, the number of shares of the registrant’s common stock outstanding was 69,238,141 shares.

Documents Incorporated by Reference:

Portions of the registrant’s definitive proxy statement for its 2020 Annual Meeting of Stockholders, to be held on May 15, 2020, are incorporated by reference into Part III of this Form 10-K.

FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, may be forward-looking statements. Forward-looking statements are usually identified by the use of words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “likely,” “may,” “plan,” “position,” “possible,” “potential,” “probable,” “project,” “projection,” “should,” “strategy,” “will,” or similar expressions. These statements are based upon assessments and assumptions of management in light of historical results and trends, current conditions and potential future developments that often involve judgment, estimates, assumptions and projections. Forward-looking statements reflect current views about our plans, strategies and prospects, which are based on information currently available as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. Forward-looking statements are subject to risks and uncertainties, many of which are outside our control, which could cause actual results to differ materially from these statements. Therefore, you should not place undue reliance on those statements. Refer to “Item 1A. Risk Factors” included in this report and other filings made by us with the Securities and Exchange Commission (“SEC”) for additional description of risks that could materially affect our actual results.

PART I

Item 1.    Business.

Unless the context otherwise requires, “Advance,” “we,” “us,” “our,” and similar terms refer to Advance Auto Parts, Inc., its subsidiaries and their respective operations on a consolidated basis. Our fiscal year consists of 52 or 53 weeks ending on the Saturday closest to December 31st of each year. Our fiscal year ended December 28, 2019 (“2019”), fiscal year ended December 29, 2018 (“2018”) and fiscal year ended December 30, 2017 (“2017”) included 52 weeks of operations.

Overview

We are a leading automotive aftermarket parts provider in North America, serving both professional installers (“Professional”), and “do-it-yourself” (“DIY”), customers as well as independently owned operators. Our stores and branches offer a broad selection of brand name, original equipment manufacturer (“OEM”) and private label automotive replacement parts, accessories, batteries and maintenance items for domestic and imported cars, vans, sport utility vehicles and light and heavy duty trucks. As of December 28, 2019, we operated 4,877 total stores and 160 branches primarily under the trade names “Advance Auto Parts,” “Autopart International,” “Carquest” and “Worldpac.”

We were founded in 1929 as Advance Stores Company, Incorporated and operated as a retailer of general merchandise until the 1980s. During the 1980s, we began targeting the sale of automotive parts and accessories to DIY customers. We initiated our Professional delivery program in 1996 and have steadily increased our sales to Professional customers since 2000. We have grown significantly as a result of comparable store sales growth, new store openings and strategic acquisitions. Advance Auto Parts, Inc., a Delaware corporation, was incorporated in 2001 in conjunction with the acquisition of Discount Auto Parts, Inc. In 2014, we acquired General Parts International, Inc. (“GPI”), a privately held company that was a leading distributor and supplier of original equipment and aftermarket automotive replacement products for Professional markets operating under the Carquest and Worldpac trade names.

Stores and Branches

Through our integrated operating approach, we serve our Professional and DIY customers through a variety of channels ranging from traditional “brick and mortar” store locations to self-service e-commerce sites. We believe we are better able to meet our customers’ needs by operating under several trade names, which are as follows:

Advance Auto Parts — Our 4,313 stores as of December 28, 2019 are generally located in freestanding buildings with a focus on both Professional and DIY customers. The average size of an Advance Auto Parts store is approximately 7,600 square feet. These stores carry a wide variety of products serving aftermarket auto part needs for both domestic and import vehicles. Our Advance Auto Parts stores carry a product offering of approximately 21,000 stock keeping units (“SKUs”), generally consisting of a custom mix of product based on each store’s respective market. Supplementing the inventory on-hand at our stores, additional less common SKUs are available in many of our larger stores (known as “HUB” stores). These additional SKUs are typically available on a same-day or next-day basis.

Autopart International — Our 180 stores as of December 28, 2019 operate primarily in the Northeastern and Mid-Atlantic regions of the United States with a focus on Professional customers. These stores specialize in imported aftermarket and private label branded auto parts. Autopart International stores offer approximately 45,000 SKUs.

Carquest — Our 384 stores as of December 28, 2019, including 144 stores in Canada, are generally located in freestanding buildings with a primary focus on Professional customers, but also serve DIY customers. The average size of a Carquest store is approximately 7,300 square feet. These stores carry a wide variety of products serving the aftermarket auto part needs for both domestic and import vehicles with a product offering of approximately 18,000 SKUs. As of December 28, 2019, Carquest also served 1,253 independently owned stores that operate under the “Carquest” name.

Worldpac — Our 160 branches as of December 28, 2019 principally serve Professional customers utilizing an efficient and sophisticated on-line ordering and fulfillment system. Worldpac branches are generally larger than our other store locations averaging approximately 25,700 square feet in size. Worldpac specializes in imported, OEM parts. Worldpac’s complete product offering includes over 185,000 SKUs for import and domestic vehicle carlines.

As part of our transformation efforts, we have consolidated 5 Autopart International (“AI”) stores into the Worldpac format. Under our strategic business plan, we plan to continue integrating the operations of AI and Worldpac.

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
Wiper blades

We provide our customers with quality products that are often offered at a good, better or best recommendation differentiated by price and quality. We accept customer returns for many new, core and warranty products.

Our Customers

Our Professional customers consist primarily of customers for whom we deliver product from our store or branch locations to their places of business, including garages, service stations and auto dealers. Our Professional sales represented approximately 60% of our sales in 2019 and 58% of our sales in 2018 and 2017. We also serve 1,253 independently owned Carquest stores with shipments directly from our distribution centers. Our DIY customers are primarily served through our stores, but can also order online to pick up merchandise at a conveniently located store or have their purchases shipped directly to them. Except where prohibited, we also provide a variety of services at our stores free of charge to our customers, including:

•	Battery and wiper installation;

•	Check engine light scanning;

•	Electrical system testing, including batteries, starters and alternators;

•	“How-To” video clinics;

•	Oil and battery recycling; and

•	Loaner tool programs.

We also serve our customers online at www.AdvanceAutoParts.com. Our Professional customers can conveniently place their orders electronically, including through MyAdvance.com, by phone, or in-store and we deliver product from our store or branch locations to their places of business.

Store Development

The key factors used in selecting sites and market locations in which we operate include population, demographics, traffic count, vehicle profile, number and strength of competitors’ stores and the cost of real estate. As of December 28, 2019, 4,872 stores and branches were located in 49 U.S. states and 2 U.S. territories and 165 stores and branches were located in 9 Canadian provinces.

We serve our stores and branches primarily from our principal corporate offices in Raleigh, NC and Roanoke, VA. We also maintain store support centers in Newark, CA and Norton, MA.

Supply Chain

Our supply chain consists of a network of distribution centers, HUBs, stores and branches that enable us to provide same-day or next-day availability to our customers. As of December 28, 2019, we operated 50 distribution centers, ranging in size from approximately 51,000 to 943,000 square feet with total square footage of approximately 11.4 million. In 2019, we closed distribution centers in Columbia, SC and Armonk, NY.

Merchandise, Marketing and Advertising

In 2019, we purchased merchandise from over 1,100 vendors, with no single vendor accounting for more than 10% of purchases. Our purchasing strategy involves negotiating agreements to purchase merchandise over a specified period of time along with other provisions, including pricing, volume and payment terms.

Our merchandising strategy is to carry a broad selection of high quality and reputable brand name automotive parts and accessories that we believe will appeal to our Professional customers and also generate DIY customer traffic. Some of our brands include Bosch®, Castrol®, Dayco®, Denso®, Gates®, Moog®, Monroe®, NGK®, Prestone®, Purolator®, Trico® and Wagner®. In addition to these branded products, we stock a wide selection of high-quality private label products with a goal of appealing to value-conscious customers. These lines of merchandise include chemicals, interior automotive accessories, batteries and parts under various private label names such as Autocraft®, Autopart International®, Driveworks®, Tough One® and Wearever® as well as the Carquest® brand.

On December 23, 2019, we purchased the DieHard® brand for a cash purchase price of $200.0 million. This purchase gives us the right to sell DieHard® batteries and enables us to extend the DieHard® brand into other automotive and vehicular categories. We granted the seller an exclusive royalty-free, perpetual license to develop, market, and sell DieHard® branded products in certain non-automotive categories.

Our marketing and advertising program is designed to drive brand awareness, consideration by consumers and omni-channel traffic by positioning Advance Auto Parts as the leader in parts availability, in-store parts and project expertise within the aftermarket auto parts category. We strive to exceed our customers’ expectations end-to-end through a comprehensive online and in-store pick up experience, extensive parts assortment, experienced parts professionals, Professional programs that are designed to build loyalty with our customers and our DIY customer loyalty program, Speed Perks 2.0. Our DIY campaign was developed around a multi-channel communications plan that brings together radio, television, direct marketing, social media, sponsorships, store events and Speed Perks 2.0.

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

Team Members

As of December 28, 2019, we employed approximately 39,000 full-time Team Members and approximately 28,000 part-time Team Members. Our workforce consisted of 83% of our Team Members employed in store-level operations, 13% employed in distribution and 4% employed in our corporate offices. As of December 28, 2019, less than 1% of our Team Members were represented by labor unions.

Intellectual Property

We own a number of trade names, service marks and trademarks, including “Advance Auto Parts®,” “Autopart International®,” “Carquest®,” “CARQUEST Technical Institute®,” “DieHard®,” “DriverSide®,” “MotoLogic®,” “MotoShop®,” “Worldpac®,” “speedDIAL®” and “TECH-NET Professional Auto Service®” for use in connection with the automotive parts business. In addition, we own and have registered a number of trademarks for our private label brands. We believe that these trade names, service marks and trademarks are important to our merchandising strategy. We do not know of any infringing uses that would materially affect the use of these trade names and marks and we actively defend and enforce them.

Competition

We operate in both the Professional and DIY markets of the automotive aftermarket industry. Our primary competitors are (i) both national and regional chains of automotive parts stores, including AutoZone, Inc., NAPA, O’Reilly Automotive, Inc., The Pep Boys-Manny, Moe & Jack and Auto Plus (formerly Uni-Select USA, Inc.), (ii) internet-based retailers, (iii) discount stores and mass merchandisers that carry automotive products, (iv) wholesalers or jobbers stores, including those associated with national parts distributors or associations, (v) independently owned stores and (vi) automobile dealers that supply parts. We believe that chains of automotive parts stores that, like us, have multiple locations in one or more markets, have competitive advantages in customer service, marketing, inventory selection, purchasing and distribution as compared to independent retailers and jobbers that are not part of a chain or associated with other retailers or jobbers. The principal methods of competition in our business include customer service, product offerings, availability, quality, price and store location.

Environmental Matters

We are subject to various federal, state and local laws and governmental regulations relating to the operation of our business, including those governing collection, transportation and recycling of automotive lead-acid batteries, used motor oil and other recyclable items and ownership and operation of real property. We sell products containing hazardous materials as part of our business. In addition, our customers may bring automotive lead-acid batteries, used motor oil or other recyclable items onto our properties. We currently provide collection and recycling programs for used lead-acid batteries, used oil and other recyclable items at a majority of our stores as a service to our customers. Pursuant to agreements with third-party vendors, lead-acid batteries, used motor oil and other recyclable items are collected by our Team Members, deposited onto pallets or into vendor supplied containers and stored by us until collected by the third party vendors for recycling or proper disposal. The terms of our contracts with third party vendors require that they are in compliance with all applicable laws and regulations. Our third-party vendors who arrange for the removal, disposal, treatment or other handling of hazardous or toxic substances may be liable for the costs of removal or remediation at any affected disposal, treatment or other site affected by such substances. Based on our experience, we do not believe that there are any material environmental costs associated with the current business practice of accepting lead-acid batteries, used oil and other recyclable items as these costs are borne by the respective third-party vendors.

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

Available Information

Our Internet address is www.AdvanceAutoParts.com. Our website and the information contained therein or linked thereto are not part of this Annual Report on Form 10-K for 2019. We make available free of charge through our Internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, registration statements and amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934 (“Exchange Act”) as soon as reasonably practicable after we electronically file such material with, or furnish them to the SEC. The SEC maintains a website that contains reports, proxy statements and other information regarding issuers that file electronically with the SEC. These materials may be obtained electronically by accessing the SEC’s website at www.sec.gov.

Item 1A. Risk Factors.

You should consider carefully the risks and uncertainties described below together with the other information included in this Annual Report on Form 10-K, including without limitation our consolidated financial statements and related notes thereto and “Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies.” The occurrence of any of the following risks could materially adversely affect our business, financial condition, results of operations, cash flows and future prospects, which could in turn materially affect the price of our common stock.

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

In addition, our reputation is critical to our continued success. Customers are increasingly shopping, reading reviews and comparing products and prices on-line. If we fail to maintain high standards for, or receive negative publicity (whether through social media or traditional media channels) relating to, product safety and quality or our integrity and reputation, we could lose customers to our competition. The product we sell is branded both in brands of our vendors and in our owned private label brands. If the perceived quality or value of the brands we sell declines in the eyes of our customers, our results of operations could be negatively affected.

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

We have identified several initiatives as part of our business strategy to increase sales to both Professional and DIY customers and expand our margins in order to increase our earnings and cash flows. We are currently making and expect to continue to make significant investments to pursue our strategic initiatives. If we are unable to implement our strategic initiatives efficiently and effectively, our business, financial condition, results of operations and cash flows could be adversely affected. We could also be adversely affected if we have not appropriately prioritized and balanced our initiatives or if we are unable to effectively manage change throughout our organization. Implementing strategic initiatives could disrupt or reduce the efficiency of our operations and may not provide the anticipated benefits, or may provide them on a delayed schedule or at a higher cost. These risks increase when significant changes are undertaken.

Our inventory and ability to meet customer expectations may be adversely impacted by factors out of our control.

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

Omni-channel growth in our business is complex and if we are unable to successfully maintain a relevant omni-channel experience for our customers, our sales and results of operations could adversely be impacted.

Our business has become increasingly omni-channel as we strive to deliver a seamless shopping experience to our customers through both online and in-store shopping experiences. Operating an e-commerce platform is a complex undertaking and exposes us to risks and difficulties frequently experienced by internet-based businesses, including risks related to our ability to attract and retain customers on a cost-effective basis and our ability to operate, support, expand, and develop our internet operations, website, mobile applications and software and other related operational systems. Continuing to improve our e-commerce platform involves substantial investment of capital and resources, increasing supply chain and distribution capabilities, attracting, developing and retaining qualified personnel with relevant subject matter expertise and effectively managing and improving the customer experience. Omni-channel and e-commerce retail are competitive and evolving environments. Insufficient, untimely or inadequately prioritized or ineffectively implemented investments could significantly impact our profitability and growth and affect our ability to attract new customers, as well as maintain our existing ones.

Enhancing the customer experience through omni-channel programs such as buy-online-pickup-in-store, new or expanded delivery options, the ability to shop through a mobile application or other similar programs depends in part on the effectiveness of our inventory management processes and systems, the effectiveness of our merchandising strategy and mix, our supply chain and distribution capabilities, and the timing and effectiveness of our marketing activities, particularly our promotions. Costs associated with implementing omni-channel initiatives may be higher than expected, and the initiatives may not result in increased sales, including same store sales, customer traffic, customer loyalty or other anticipated results. Additionally, declining customer store traffic and migration of sales from brick and mortar stores to digital platforms could lead to store closures, restructuring and other costs that could adversely impact our results of operations and cash flows. Website downtime and other technology disruptions in our e-commerce platform, including due to cyber-related issues or natural disasters, and supply and distribution delays and other related issues may affect the successful operation of our e-commerce platform. If we are not able to successfully operate or improve our e-commerce platform and omni-channel business, we may not be able to provide a relevant shopping experience or improve customer traffic, sales or margins, and our reputation, operations, financial condition, results of operations and cash flows could be materially adversely affected.

If we are unable to successfully integrate future acquisitions into our existing operations or implement joint ventures or other strategic relationships, it could adversely affect our business, financial condition, results of operations and cash flows.

We expect to continue to make strategic acquisitions and enter into strategic relationships as an element of our growth strategy. Acquisitions, joint ventures and other strategic relationships involve certain risks that could cause our growth and profitability to differ from our expectations. The success of these acquisitions and relationships depends on a number of factors, including among other things:

•
our ability to continue to identify and acquire suitable targets or strategic partners, or to acquire additional companies or enter into strategic relationships, at favorable prices and/or with favorable terms;

•	our ability to obtain the full benefits envisioned by strategic transactions or relationships;

•	the risk that management’s attention may be distracted;

•	our ability to attract and retain key personnel;

•
our ability to successfully integrate the operations and systems of the acquired companies, and to achieve the strategic, operational, financial or other anticipated synergies of the acquisition or other transaction or relationship;

•	the performance our of our strategic partners;

•	we may incur significant transaction or integration costs that may not be offset by the synergies or other benefits achieved in the near term, or at all;

•	we may become subject to additional operational risks, such as those associated with doing business internationally or expanding operations into new territories, geographies or channels; and

•	we may assume or become subject to loss contingencies, known or unknown, of acquired companies, which could relate to past, present or future facts, events, circumstances or occurrences.

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

Our success depends to a significant extent on the continued services and experience of our executives and other Team Members. We may not be able to retain our current executives and other key Team Members or attract and retain additional qualified executives and Team Members who may be needed in the future. We must also continue to motivate employees and keep them focused on our strategies and goals. Our ability to maintain an adequate number of qualified Team Members depends on factors such as employee morale, our reputation, unemployment rates, competition from other employers, availability of qualified personnel and our ability to offer appropriate compensation and benefit packages. We also believe our future success will depend in part upon our ability to attract and retain highly skilled personnel for whom the market is highly competitive, particularly for individuals with certain types of technical skills. Failure to recruit or retain qualified employees may impair our efficiency and effectiveness and our ability to pursue growth opportunities. Additionally, turnover in executive or other key positions can disrupt progress in implementing business strategies, result in a loss of institutional knowledge, cause other Team Members to take on substantially more responsibility, resulting in greater workload demands and diverting attention away from key areas of the business, or otherwise negatively impact our growth prospects or future operating results.

We operate in a competitive labor market and there is a risk that market increases in compensation could have an adverse effect on our profitability. Market increases to employee hourly wage rates, along with our ability to implement corresponding adjustments within our labor model and wage rates, could have a significant impact to the profitability of our business. In addition, less than one percent of our Team Members are represented by unions. If these Team Members were to engage in a strike, work stoppage, or other slowdown, or if the terms and conditions in labor agreements were renegotiated, we could experience a disruption in our operations and higher ongoing labor costs. If we fail or are unable to maintain competitive compensation, our customer service and execution levels could suffer by reason of a declining quality of our workforce, which could adversely affect our business, financial condition, results of operations and cash flows.

The market price of our common stock may be volatile and could expose us to securities class action litigation.

The stock market and the price of our common stock may be subject to wide fluctuations based upon general economic and market conditions. Downturns in the stock market may cause the price of our common stock to decline. The market price of our stock may also be affected by our ability to meet analysts’ expectations. Failure to meet such expectations, even slightly, could have an adverse effect on the price of our common stock. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against such a company. For example, in February 2018, following a significant decline in the price of our common stock, a putative class action was commenced against us (see Item 3 “Legal Proceedings” of this Annual Report on Form 10-K). Such litigation could result in substantial costs and a diversion of our attention and resources, which could have an adverse effect on our business.

The amount and frequency of our share repurchases and dividend payments may fluctuate.

The amount, timing and execution of our share repurchase program may fluctuate based on our priorities for the use of cash for other purposes such as operational spending, capital spending, acquisitions or repayment of debt. Changes in cash flows, tax laws and our share price could also impact our share repurchase program and other capital activities. Additionally, decisions to return capital to shareholders, including through our repurchase program or the issuance of dividends on our common stock, remain subject to determination of our Board of Directors that any such activity is in the best interests of our shareholders and is in compliance with all applicable laws and contractual obligations.

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

We are sometimes the subject of complaints or litigation, which may include class action litigation from customers, Team Members or others for various actions. From time to time, we are involved in litigation involving claims related to, among other things, breach of contract, tortious conduct, employment, discrimination, breach of laws or regulations (including The Americans With Disabilities Act), payment of wages, exposure to asbestos or potentially hazardous product, real estate and product defects. The damages sought against us in some of these litigation proceedings are substantial. Although we maintain liability insurance for some litigation claims, if one or more of the claims were to greatly exceed our insurance coverage limits or if our insurance policies do not cover a claim, this could have a material adverse effect on our business, financial condition, results of operations and cash flows. For instance, we are currently subject to a putative securities class action regarding past public disclosures (see Item 3, "Legal Proceedings" of this Annual Report on Form 10-K) and to numerous lawsuits alleging injury as a result of exposure to asbestos-containing products (see Note 13, Contingencies, of the Notes to the Consolidated Financial Statements included herein).

We are subject to numerous federal, state and local laws and governmental regulations relating to, among other things, environmental protection, product quality and safety standards, building and zoning requirements, labor and employment, discrimination, anti-bribery/anti-corruption, data privacy and income taxes. Compliance with existing and future laws and regulations could increase the cost of doing business and adversely affect our results of operations. If we fail to comply with existing or future laws or regulations, we may be subject to governmental or judicial fines or sanctions, while incurring substantial legal fees and costs, as well as reputational risk. In addition, our capital and operating expenses could increase due to remediation measures that may be required if we are found to be noncompliant with any existing or future laws or regulations.

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

Despite our efforts, our security measures may be breached in the future due to a cyber-attack, computer malware viruses, exploitation of hardware and software vulnerabilities, Team Member error, malfeasance, fraudulent inducement (including so-called “social engineering” attacks and “phishing” scams) or other acts. While we have experienced threats to our data and systems, including phishing attacks, to date we are not aware that we have experienced a material cyber-security breach that has in any manner hindered our operational capabilities. Unauthorized parties may in the future obtain access to our data or the data of our customers, suppliers or Team Members or may otherwise cause damage to or interfere with our equipment, our data and/or our network including our supply chain. While the Company maintains insurance coverage that may, subject to policy terms and conditions, cover certain aspects of cyber risks, such insurance coverage may be insufficient to cover losses in any particular situation. Any breach, damage to or interference with our equipment or our network, or unauthorized access in the future could result in significant operational difficulties including legal and financial exposure and damage to our reputation that could potentially have an adverse effect on our business. While we also seek to obtain assurances that others we interact with will protect confidential information, there is always the risk that the confidentiality or accessibility of data held or utilized by others may be compromised. If a compromise of our data security or function of our computer systems or website were to occur, it could have a material adverse effect on our operating results and financial condition and possibly subject us to additional legal, regulatory and operating costs and damage our reputation in the marketplace.

Business interruptions may negatively impact our store hours, operability of our computer systems and the availability and cost of merchandise, which may adversely impact our sales and profitability.

Hurricanes, tornadoes, earthquakes or other natural disasters, war or acts of terrorism, public health issues or pandemics or the threat of any of these calamities or others, may have a negative impact on our ability to obtain merchandise to sell in our stores, result in certain of our stores being closed for an extended period of time, negatively affect the lives of our customers or Team Members, or otherwise negatively impact our operations. Some of our merchandise is imported from other countries. If imported goods become difficult or impossible to import into the United States due to business interruption (including regulation of exporting or importing), and if we cannot obtain such merchandise from other sources at similar costs and without an adverse delay, our sales and profit margins may be negatively affected.

In the event that commercial transportation, including the global shipping industry, is curtailed or substantially delayed, our business may be adversely impacted as we may have difficulty receiving merchandise from our suppliers and/or transporting it to our stores.

Terrorist attacks, war in the Middle East, geopolitical unrest or uncertainty or insurrection involving any oil producing country could result in an abrupt increase in the price of crude oil, gasoline and diesel fuel. Such price increases would increase the cost of doing business for us and our suppliers, and also negatively impact our customers’ disposable income, causing an adverse impact on our business, sales, profit margins and results of operations.

We rely extensively on our computer systems and the systems of our business partners to manage inventory, process transactions and report results. These systems are subject to damage or interruption from power outages, telecommunication failures, computer viruses, security breaches and catastrophic events or occasional system breakdowns related to ordinary use or wear and tear. If our computer systems or those of our business partners fail we may experience loss of critical data and interruptions or delays in our ability to process transactions and manage inventory. Any significant business interruptions may make it difficult or impossible to continue operations, and any disaster recovery or crisis management plans we may employ may not suffice in any particular situation to avoid a significant adverse impact to our business, financial condition and our results of operations.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The following table summarizes the location, ownership status and total square footage of space utilized for distribution centers, principal corporate offices and retail stores and branches at the end of 2019:

		Square Footage (in thousands)
	Location	Leased	Owned
Distribution centers	50 locations in 32 U.S. states and 4 Canadian provinces	7,248	4,183
Principal corporate offices:
Raleigh, NC	Raleigh, NC	177	—
Roanoke, VA	Roanoke, VA	265	—
Stores and branches	4,872 stores and branches in 49 U.S. states and 2 U.S. territories and 165 stores and branches in 9 Canadian provinces	35,176	6,224

Item 3. Legal Proceedings.

On February 6, 2018, a putative class action on behalf of purchasers of our securities who purchased or otherwise acquired their securities between November 14, 2016 and August 15, 2017, inclusive (the “Class Period”), was commenced against us and certain of our current and former officers in the U.S. District Court for the District of Delaware. The plaintiff alleges that the defendants failed to disclose material adverse facts about our financial well-being, business relationships, and prospects during the alleged Class Period in violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder.  On February 7, 2020 the court granted in part and denied in part our motion to dismiss.  The surviving claims will now be subject to discovery.  We strongly dispute the allegations of the complaint and intend to defend the case vigorously.

Refer to discussion in Note 13, Contingencies, of the Notes to the Consolidated Financial Statements included herein for information relating to additional legal proceedings.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “AAP.”

At February 14, 2020, there were 561 holders of record of our common stock, which does not include the number of beneficial owners whose shares were represented by security position listings.

Our share repurchase program authorizing the repurchase of up to $400.0 million in common stock was authorized by our Board of Directors on August 7, 2019. On November 8, 2019 our Board of Directors authorized $700 million as an addition to the existing share repurchase program. The following table sets forth information with respect to repurchases of our common stock for the fourth quarter ended December 28, 2019:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value that May Yet Be Purchased Under the Programs (In thousands)
October 6, 2019 to November 2, 2019	16,714	$154.60	16,714	$198,859
November 3, 2019 to November 30, 2019	13,146	160.38	4,738	898,126
December 1, 2019 to December 28, 2019	47,970	153.47	47,970	890,764
Total	77,830	$154.88	69,422	$890,764

(1)
The aggregate cost of repurchasing shares in connection with the net settlement of shares issued as a result of the vesting of restricted stock units was $1.3 million, or an average price of $163.53 per share, during the twelve weeks ended December 28, 2019.

Stock Price Performance

The following graph shows a comparison of the cumulative total return on our common stock, the Standard & Poor’s (“S&P”) 500 Index and the Standard & Poor’s Retail Index. The graph assumes that the value of an investment in our common stock and in each such index was $100 on January 3, 2015, and that any dividends have been reinvested. The comparison in the graph below is based solely on historical data and is not intended to forecast the possible future performance of our common stock.

COMPARISON OF CUMULATIVE TOTAL RETURN AMONG
ADVANCE AUTO PARTS, INC., S&P 500 INDEX
AND S&P RETAIL INDEX

Company/Index	January 3, 2015	January 2, 2016	December 31, 2016	December 30, 2017	December 29, 2018	December 28, 2019
Advance Auto Parts	$100.00	$94.92	$106.66	$62.87	$98.04	$99.87
S&P 500 Index	$100.00	$101.40	$113.53	$138.32	$131.12	$174.36
S&P Retail Index	$100.00	$125.12	$130.92	$169.02	$187.86	$240.41

Item 6.    Selected Consolidated Financial Data.

The following table sets forth our selected historical consolidated statements of operations, balance sheets and other operating data. Included in this table are key metrics and operating results used to measure our financial progress. The selected historical consolidated financial and other data (excluding the Selected Store Data and Performance Measures) as of December 28, 2019 and December 29, 2018 and for the years ended December 28, 2019, December 29, 2018 and December 30, 2017 have been derived from our audited consolidated financial statements and the related notes included elsewhere in this report. The historical consolidated financial and other data as of December 30, 2017, December 31, 2016 and January 2, 2016 and for the fiscal years ended December 31, 2016 (“2016”) and January 2, 2016 (“2015”) have been derived from our audited consolidated financial statements and the related notes that have not been included in this report. You should read this data along with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this report.

(in thousands, except per share data, store data and ratios)	Year
	2019	2018	2017	2016	2015
Statement of Operations Data:
Net sales	$9,709,003	$9,580,554	$9,373,784	$9,567,679	$9,737,018
Gross profit	$4,254,746	$4,219,413	$4,085,049	$4,255,915	$4,422,772
Operating income	$677,180	$604,275	$570,212	$787,598	$825,780
Net income (1)	$486,896	$423,847	$475,505	$459,622	$473,398
Basic earnings per common share	$6.87	$5.75	$6.44	$6.22	$6.45
Diluted earnings per common share	$6.84	$5.73	$6.42	$6.20	$6.40
Cash dividends declared per basic share	$0.24	$0.24	$0.24	$0.24	$0.24

Balance Sheet and Other Financial Data:
Total assets (2)	$11,248,525	$9,040,648	$8,482,301	$8,315,033	$8,127,701
Total debt	$747,320	$1,045,930	$1,044,677	$10,433,255	$1,206,895
Total stockholders’ equity	$3,549,081	$3,550,813	$3,415,196	$2,916,192	$2,460,648

Selected Store Data and Performance Measures:
Comparable store sales growth (3)	1.1%	2.3%	(2.0%)	(1.4%)	0.0%
Number of stores, beginning of year	5,109	5,183	5,189	5,293	5,372
New stores	26	27	60	78	121
Closed stores	(98)	(101)	(66)	(182)	(200)
Number of stores, end of year	5,037	5,109	5,183	5,189	5,293

(1)
Net income for 2018 and 2017 includes an income tax benefit of $5.7 million and $143.8 million related to the U.S. Tax Cuts and Jobs Act (the “Act”) that was signed into law on December 22, 2017. Refer to discussion in Note 12, Income Taxes, of the Notes to the Consolidated Financial Statements included herein for further information.

(2)
Effective December 30, 2018, we adopted Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), which resulted in the recording of lease assets and lease liabilities on our Consolidated Balance Sheet. As of December 28, 2019, total assets includes Operating lease right-of-use assets of $2.4 billion. Refer to discussion in Note 2, Significant Accounting Policies, and Note 8, Leases and Other Commitments, of the Notes to the Consolidated Financial Statements included herein for further information.

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

Management Overview

Net sales increased 1.3% in 2019, which was primarily driven by an increase in comparable store sales. We experienced our strongest sales growth in our Midwest, Central and West regions. In addition, our Professional business improved as we continued to open additional branches.

Our diluted earnings per share (“Diluted EPS”) in 2019 was $6.84 compared to $5.73 in 2018. When adjusted for the following non-operational items, our adjusted diluted earnings per share (“Adjusted EPS”) in 2019 was $8.19 compared to $7.13 during 2018:

	Year Ended
	December 28, 2019	December 29, 2018
Transformation expenses	$0.81	$1.02
General Parts International, Inc. (“GPI”) integration and store closure and consolidation expenses	$—	$0.07
GPI amortization of acquired intangible assets	$0.29	$0.39
Other adjustments	$0.25	$—
Impact of the Act	$—	$(0.08)

Refer to “Reconciliation of Non-GAAP Financial Measures” for further details of our comparable adjustments and the usefulness of such measures to investors.

A high-level summary of our financial results and other highlights from 2019 includes:

•
Net sales during 2019 were $9,709.0 million, an increase of 1.3% as compared to 2018, which primarily related to a comparable store sales growth of 1.1%, primarily due to growth in our Professional business and product mix.

•
Operating income for 2019 was $677.2 million, an increase of $72.9 million from 2018. As a percentage of total sales, operating income was 7.0%, an increase of 67 basis points as compared to 2018, due to continued focus on expense management, as evidenced by improvements in labor related costs and insurance claims costs due to our continued focus on Team Member safety. Partially offsetting these improvements, we incurred an increase in expenses related to information technology as we focus on digital capabilities and integrate our technology platforms across the enterprise.

•
Inventories as of December 28, 2019 increased $69.6 million, or 1.6%, as compared to 2018. This increase was due to higher purchases to ensure future replenishment capabilities throughout our supply chain and the additional branches we opened in 2019.

•
We generated cash flow from operations of $866.9 million during 2019, an increase of 6.9% compared to 2018, primarily due to an increase in Net income, which was partially offset by a decrease in working capital.

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

•	Advancement towards optimizing our footprint by market to drive share, repurposing our in-market store and asset base and optimizing our distribution centers.

•	Continued roll-out of our new Speed Perks 2.0 program to improve customer loyalty and traffic.

•	Progress in the development of a more efficient end-to-end supply chain to deliver our broad assortment.

•	Enhancement of our DIY omni-channel business, including our eCommerce performance, continued success of the roll-out of our partnership with Walmart.com and the purchase of the DieHard® brand.

•	Continued focus on branch openings and expansion of our independent Carquest network to drive Professional growth.

Industry Update

Operating within the automotive aftermarket industry, we are influenced by a number of general macroeconomic factors, many of which are similar to those affecting the overall retail industry. These factors include, but are not limited to:

•	Fuel costs

•	Unemployment rates

•	Consumer confidence

•	Competition

•	Changes in new car sales

•	Miles driven

•	Vehicle manufacturer warranties

•	Average age of vehicles in operation

•	Economic and political uncertainty

•	Deferral of elective automotive maintenance and improvements in new car quality

While these factors tend to fluctuate, we remain confident in the long-term growth prospects for the automotive parts industry.

Results of Operations

The following table sets forth certain of our operating data expressed as a percentage of net sales for the periods indicated.

	Year Ended						2019 vs. 2018 $ Change	Basis Points	2018 vs. 2017 $ Change	Basis Points
(in millions)	December 28, 2019		December 29, 2018		December 30, 2017
Net sales	$9,709.0	100.0%	$9,580.6	100.0%	$9,373.8	100.0%	$128.4	—	$206.8	—
Cost of sales	5,454.3	56.2	5,361.1	56.0	5,288.7	56.4	93.1	22	72.4	(46)
Gross profit	4,254.7	43.8	4,219.4	44.0	4,085.0	43.6	35.3	(22)	134.4	46
SG&A	3,577.6	36.8	3,615.1	37.7	3,514.8	37.5	(37.6)	(89)	100.3	24
Operating income	677.2	7.0	604.3	6.3	570.2	6.1	72.9	67	34.1	22
Interest expense	(39.9)	(0.4)	(56.6)	(0.6)	(58.8)	(0.6)	16.7	18	2.2	4
Other income, net	0.5	0.0	7.6	0.1	8.8	0.1	(7.1)	(7)	(1.3)	(2)
Provision for income taxes	150.9	1.6	131.4	1.4	44.8	0.5	19.4	18	86.7	89
Net income	$486.9	5.0%	$423.8	4.4%	$475.5	5.1%	$63.0	59	$(51.7)	(65)
Note: Table amounts may not foot due to rounding.

2019 Compared to 2018

Net Sales

Net sales for 2019 were $9,709.0 million, an increase of $128.4 million, or 1.3%, from Net sales in 2018. This increase was primarily due to our comparable store sales growth of 1.1%. Our growth in both Net sales and comparable store sales was driven by improvements in our Professional business and increased sales in several product categories, including parts and batteries and accessories and chemicals.

Gross Profit

Gross profit for 2019 was $4,254.7 million, or 43.8% of net sales, as compared to $4,219.4 million, or 44.0% of net sales, in 2018, a decrease of 22 basis points. The decrease in gross profit as a percentage of net sales was primarily the result of the impact of the launch of our enhanced loyalty program initiatives during 2019, as well as unfavorable adjustments needed to state our inventories at last in, first out. We made an out-of-period correction in 2019, which increased Cost of sales by $13.0 million, related to received not invoiced inventory. These reductions in margin were partially offset by operational productivity relating to our ability to leverage our supply chain and continued improvements in inventory management driven by our Cross Banner Replenishment initiative.

As a result of changes in our last in, first out (“LIFO”) reserve, an expense of $101.3 million, a credit of $39.8 million and an expense of $2.7 million were included in Cost of Sales in 2019, 2018 and 2017.

Selling, general and administrative expenses (“SG&A”)

SG&A for 2019 was $3,577.6 million, or 36.8% of net sales, as compared to $3,615.1 million, or 37.7% of net sales, for 2018, a decrease of 89 basis points. This decrease as a percentage of net sales was primarily due to our continued focus on expense management, as evidenced by a reduction in labor related costs and insurance and claims costs due to our continued focus on Team Member safety. Partially offsetting these improvements, we incurred additional expenses related to information technology as we focus on digital capabilities and integrate our technology platforms across the enterprise and increases in minimum wages and planned merit increases.

Interest expense

Interest expense for 2019 was $39.9 million, a decrease of $16.7 million when compared to 2018. This decrease was primarily due to the early redemption of our 2020 senior unsecured notes. Refer to “Liquidity and Capital Resources” for further details.

Other income, net

Other income, net for 2019 was $0.5 million, a decrease of $7.1 million when compared to 2018. This decrease was primarily due to incurred charges relating to a make-whole provision and debt issuance costs of $10.1 million and $0.7 million resulting from the early redemption of our 5.75% senior unsecured notes due 2020 (“2020 Notes”).

Provision for income taxes

Our Provision for income taxes for 2019 was $150.9 million, as compared to $131.4 million for 2018, an increase of $19.4 million primarily due to an increase in taxable income. Our effective tax rate was 23.7% for 2019 and 2018. While our effective tax rate remained essentially flat from 2019 to 2018, we recognized non-recurring benefits in both years. During 2019, we recognized a benefit relating to a release of a valuation allowance that was previously established against the deferred tax asset related to our federal foreign tax credit carryforward. During 2018, we identified a change in estimate to amounts previously estimated in 2017 for the remeasurement of the net deferred tax liability and nonrecurring repatriation tax on accumulated earnings of foreign subsidiaries that resulted in a net tax benefit of $5.7 million.

2018 Compared to 2017

A discussion of changes in our results of operations in 2018 compared to 2017 has been omitted from this Form10-K, but may be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the fiscal year ended December 29, 2018, filed with the SEC on February 19, 2019, which is available free of charge on the SECs website at www.sec.gov and at www.AdvanceAutoParts.com, by clicking “Investor Relations” located at the bottom of the home page, and is incorporated by reference herein.

Reconciliation of Non-GAAP Financial Measures

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes certain financial measures not derived in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Non-GAAP financial measures, including Adjusted net income and Adjusted EPS, should not be used as a substitute for GAAP financial measures, or considered in isolation, for the purpose of analyzing our operating performance, financial position or cash flows. We have presented these non-GAAP financial measures as we believe that the presentation of our financial results that exclude (1) transformation expenses under our strategic business plan; (2) non-operational expenses associated with the integration of GPI and store closure and consolidation; (3) non-cash amortization related to the acquired GPI intangible assets; (4) other non-recurring adjustments; and (5) nonrecurring impact of the Act, is useful and indicative of our base operations because the expenses vary from period to period in terms of size, nature and significance and/or relate to the integration of GPI and store closure and consolidation activity in excess of historical levels. These measures assist in comparing our current operating results with past periods and with the operational performance of other companies in our industry. The disclosure of these measures allows investors to evaluate our performance using the same measures management uses in developing internal budgets and forecasts and in evaluating management’s compensation. Included below is a description of the expenses we have determined are not normal, recurring cash operating expenses necessary to operate our business and the rationale for why providing these measures is useful to investors as a supplement to the GAAP measures.

Transformation Expenses — We expect to recognize a significant amount of transformation expenses over the next several years in connection with our business plan that involves a holistic and integrated transformation of the entire Company. These expenses will include, but not be limited to, restructuring costs, store closure costs and third-party professional services and other significant costs to integrate and streamline our operating structure across the enterprise. We are focused on several areas throughout Advance, such as supply chain and information technology.

GPI Integration and Store Closure and Consolidation Expenses — Our multi-year plan to integrate the operations of GPI that we acquired in 2014 with Advance, substantially ended in 2018. Due to the size of this acquisition, we considered these expenses to be outside of our base business. We believed providing additional information in the form of non-GAAP measures that excluded these costs was beneficial to the users of our financial statements in evaluating the operating performance of our base business and our sustainability once the integration was complete. In addition to integration expenses, we incurred store closure and consolidation expenses that consisted of expenses associated with our plans to convert and consolidate the Carquest stores acquired from GPI. While periodic store closures are common, these closures represented a significant program outside of our typical market evaluation process. We believe it was useful to provide additional non-GAAP measures that excluded these costs to provide investors greater comparability of our base business and core operating performance.

GPI Amortization of Acquired Intangible Assets — As part of our acquisition of GPI, we obtained various intangible assets, including customer relationships, non-compete contracts and favorable leases agreements, which we expect to be subject to amortization through 2025.

U.S. Tax Reform — On December 22, 2017, the Act was signed into law. The Act amends the Internal Revenue Code of 1986 by, among other things, permanently lowering the corporate tax rate to 21% from the existing maximum rate of 35%, implementing a territorial tax system and imposing a one-time repatriation tax on deemed repatriated earnings of foreign subsidiaries. During 2018, and in conjunction with the completion of our 2017 U.S. income tax return, we identified a change in estimate, in accordance with Staff Accounting Bulletin No. 118, to amounts previously estimated for the remeasurement of the net deferred tax liability and nonrecurring repatriation tax on accumulated earnings foreign subsidiaries. Our analysis under Staff Accounting Bulletin No. 118 is complete.

We have included a reconciliation of this information to the most comparable GAAP measures in the following table.

	Year Ended
(in thousands, except per share data)	December 28, 2019	December 29, 2018
Net income (GAAP)	$486,896	$423,847
Cost of sales adjustments:
Transformation expenses	3,345	6,740
Other adjustment (1)	13,010	—
SG&A adjustments:
GPI integration and store closure and consolidation expenses	—	7,360
GPI amortization of acquired intangible assets	27,500	38,018
Transformation expenses	73,958	93,767
Other income adjustment (2)	10,756	—
Provision for income taxes on adjustments (3)	(32,142)	(36,274)
Impact of the Act, net	—	(5,665)
Adjusted net income (Non-GAAP)	$583,323	$527,793

Diluted earnings per share (GAAP)	$6.84	$5.73
Adjustments, net of tax	1.35	1.40
Adjusted EPS (Non-GAAP)	$8.19	$7.13

(1)	During 2019, we made an out-of-period correction, which increased Cost of sales by $13.0 million, related to received not invoiced inventory.

(2)
During 2019, we incurred charges relating to a make-whole provision and debt issuance costs of $10.1 million and $0.7 million resulting from the early redemption of our 2020 Notes. For further information, see Note 6, Long-term Debt and Fair Value of Financial Instruments, of the Notes to the Consolidated Financial Statements, included elsewhere in this report.

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

Capital Expenditures

Our primary capital requirements have been the funding of our investments in supply chain and information technology, e-commerce and maintenance of existing stores and branches. We lease approximately 84% of our stores and branches.

Our capital expenditures were $270.1 million in 2019, an increase of $76.4 million from 2018. This increase in capital expenditures related to several information technology projects, including our Finance enterprise resource planning system, as well as investments in supply chain and store improvements.

Our future capital requirements will depend in large part on the timing or number of the investments we make in information technology and supply chain network initiatives and existing stores and new store development (leased and owned locations) within a given year. In 2020, we anticipate that our capital expenditures related to such investments will range from $275 million to $325 million, but may vary with business conditions.

Analysis of Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities:

	Year Ended
(in millions)	December 28, 2019	December 29, 2018	December 30, 2017
Cash flows provided by operating activities	$866.9	$811.0	$600.8
Cash flows used in investing activities	(462.9)	(191.8)	(178.6)
Cash flows used in financing activities	(882.2)	(263.9)	(14.9)
Effect of exchange rate changes on cash	0.3	(5.7)	4.5
Net (decrease) increase in cash and cash equivalents	$(477.9)	$349.6	$411.8

Operating Activities

For 2019, net cash provided by operating activities increased $55.9 million to $866.9 million. The net increase in operating cash flows compared to the prior year was primarily driven by an increase in Net income, which was partially offset by a decrease in working capital. Refer to “Results of Operations” for further details on our results.

For 2018, net cash provided by operating activities increased $210.2 million to $811.0 million. The net increase in operating cash flows compared to the prior year was primarily driven by our focus on working capital management, including an increase in Accounts payable, partially offset by increases in Receivables, net and Inventories.

Investing Activities

For 2019, net cash used in investing activities increased by $271.1 million to $462.9 million compared to 2018. The increase in cash used in investing activities was primarily driven by an increase in capital expenditures related to several IT projects, including our Finance enterprise resource planning system, as well as investments in supply chain, e-commerce and store improvements. In addition, on December 23, 2019, we purchased the DieHard® brand for a cash purchase price of $200.0 million. This purchase gives us the right to sell DieHard® batteries and enables us to extend the DieHard® brand into other automotive and vehicular categories.

For 2018, net cash used in investing activities increased by $13.2 million to $191.8 million compared to 2017. The increase in cash used in investing activities was primarily driven by an increase in capital expenditures related to several information technology projects, including our Finance enterprise resource planning system, as well as investments in supply chain, e-commerce and store improvements.

Financing Activities

For 2019, net cash used in financing activities increased by $618.2 million to $882.2 million compared to 2018. This increase was primarily a result of returning cash to shareholders in the form of share repurchases and dividends, as well as on February 28, 2019, we redeemed all $300.0 million aggregate principal amount of our outstanding 2020 Notes. We incurred charges relating to a make-whole provision and debt issuance costs of $10.1 million and $0.7 million resulting from the early redemption of our 2020 Notes.

For 2018, net cash used in financing activities increased by $249.0 million to $263.9 million compared to 2017. This increase was primarily a result of returning cash to shareholders in the form of share repurchases and dividends.

Our Board of Directors has declared a quarterly cash dividend since 2006. Any payments of dividends in the future will be at the discretion of our Board of Directors and will depend upon our results of operations, cash flows, capital requirements and other factors deemed relevant by our Board of Directors. On February 12, 2020, our Board of Directors declared a quarterly cash dividend of $0.25 per share to be paid on April 3, 2020 to all common shareholders of record as of March 20, 2020.

Long-Term Debt

As of December 28, 2019, we had no outstanding borrowings under our credit agreement, our borrowing availability was $1.0 billion and we had a credit rating from Standard & Poor’s of BBB- and from Moody’s Investor Service of Baa2. The current outlooks by Standard & Poor’s and Moody’s are both stable. The current pricing grid used to determine our borrowing rate under our revolving credit facility is based on our credit ratings. If these credit ratings decline, our interest rate on outstanding balances may increase and our access to additional financing on favorable terms may become more limited. In addition, it could reduce the attractiveness of certain vendor payment programs whereby third-party institutions finance arrangements to our vendors based on our credit rating, which could result in increased working capital requirements. Conversely, if these credit ratings improve, our interest rate may decrease.

On February 28, 2019, we redeemed all $300.0 million aggregate principal amount of our 2020 Notes that were issued in April 2010 at 99.587% of the principal amount. We incurred charges relating to a make-whole provision and debt issuance costs of $10.1 million and $0.7 million resulting from the early redemption of our 2020 Notes, which are included in Other (expense) income, net in the accompanying condensed consolidated statements of operations.

Share Repurchases

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

During 2019 and in connection with our share repurchase programs, we repurchased 3.4 million shares of our common stock at an aggregate cost of $487.4 million. We had $890.8 million remaining under our stock repurchase program as of December 28, 2019.

Off-Balance-Sheet Arrangements

As of December 28, 2019, other than as disclosed in Note 6, Long-term Debt and Fair Value of Financial Instruments and Note 8, Leases and Other Commitments, of the Notes to the Consolidated Financial Statements included herein, we had no other off-balance-sheet arrangements. We include other off-balance-sheet arrangements in our Contractual Obligations table including interest payments on our senior unsecured notes, revolving credit facility and letters of credit outstanding.

Contractual Obligations

In addition to our senior unsecured notes and revolving credit facility, we utilize operating leases as another source of financing. The amounts payable under these operating leases are included in our Contractual Obligations table. Our future contractual obligations related to long-term debt, operating leases and other contractual obligations as of December 28, 2019 were as follows:

(in thousands)		Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Long-term debt (1)	$750,000	$—	$300,000	$450,000	$—
Interest payments	114,750	33,750	60,750	20,250	—
Operating leases (2)	2,900,850	572,426	872,604	623,319	832,501
Other long-term liabilities (3)	457,263	—	—	—	—
Purchase commitments (4)	66,240	18,200	32,180	15,860	—
	$4,289,103	$624,376	$1,265,534	$1,109,429	$832,501

Note: For additional information refer to Note 6, Long-term Debt and Fair Value of Financial Instruments; Note 8, Lease and other Commitments; Note 12, Income Taxes; Note 13, Contingencies; and Note 14, Benefit Plans, of the Notes to the Consolidated Financial Statements included herein.

(1)	Long-term debt represents the principal amount of our senior unsecured notes, which become due in 2022 and 2023.

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

(3)
Includes the long-term portion of deferred income taxes and other liabilities, including self-insurance reserves for which no contractual payment schedule exists. As we expect the payments to occur beyond 12 months from December 28, 2019, the related balances have not been reflected in the “Payments Due by Period” section of the table.

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

Vendor Incentives

We receive incentives in the form of reductions to amounts owed and/or payments from vendors related to volume rebates and other promotional considerations. Many of these incentives are under agreements with terms in excess of one year, while others are negotiated on an annual basis or less. Volume rebates and vendor promotional allowances are earned based on inventory purchases and initially recorded as a reduction to inventory, except for amounts that are offset in SG&A when circumstances exist as described below. These deferred amounts are recorded as a reduction to cost of sales as the inventory is sold.

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

Amounts received or receivable from vendors that are not yet earned are reflected as deferred revenue. Our estimate of the portion of deferred revenue that will be realized within one year of the balance sheet date is included in Other current liabilities. Earned amounts that are receivable from vendors are included in Receivables, net except for that portion expected to be received after one year, which is included in Other assets, net. We regularly review the receivables from vendors to ensure they are able to meet their obligations. Historically, the change in our reserve for receivables related to vendor funding has not been significant.

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

While we do not expect the amounts ultimately paid to differ significantly from our estimates, our self-insurance reserves and corresponding SG&A could be affected if future claim experience differs significantly from historical trends and actuarial assumptions. A 10% change in our self-insurance liabilities at December 28, 2019 would result in a change in expense of approximately $15.1 million for 2019.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risks.

We are subject to interest rate risk to the extent we borrow against our revolving credit facility as it is based, at our option, on adjusted LIBOR, plus a margin, or an alternate base rate, plus a margin. As of December 28, 2019 and December 29, 2018, we had no borrowings outstanding under our revolving credit facility.

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

We are exposed to foreign currency exchange rate fluctuations for the portion of our inventory purchases denominated in foreign currencies. We believe that the price volatility relating to foreign currency exchange rates is partially mitigated by our ability to adjust selling prices. During 2019, 2018 and 2017, foreign currency transactions did not significantly impact net income.

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

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of December 28, 2019. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

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

As of December 28, 2019, management, including our principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that our internal control over financial reporting as of December 28, 2019 is effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 28, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of Registered Public Accounting Firm

Our internal control over financial reporting as of December 28, 2019 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, which also audited our Consolidated Financial Statements for the year ended December 28, 2019, as stated in their report included herein, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 28, 2019.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

For a discussion of our directors, executive officers and corporate governance, see the information set forth in the sections entitled “Proposal No. 1 - Election of Directors,” “Corporate Governance,” “Meetings and Committees of the Board,” “Information Concerning Our Executive Officers,” “Audit Committee Report,” and “Delinquent Section 16(a) Reports,” “Code of Ethics and Business Conduct” and “Code of Ethics for Finance Professionals” in our proxy statement for the 2020 annual meeting of stockholders to be filed with the SEC within 120 days after the end of the year ended December 28, 2019 (the “2020 Proxy Statement”), which is incorporated herein by reference.

Item 11. Executive Compensation.

See the information set forth in the sections entitled “Meetings and Committees of the Board,” “Compensation Committee Report,” “Compensation Discussion and Analysis,” “Additional Information Regarding Executive Compensation” and “Director Compensation” in the 2020 Proxy Statement, which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

See the information set forth in the sections entitled “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in the 2020 Proxy Statement, which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

See the information set forth in the sections entitled “Corporate Governance-Related Party Transactions,” “Corporate Governance-Director Independence” and “Meetings and Committees of the Board” in the 2020 Proxy Statement, which is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

See the information set forth in the section entitled “2019 and 2018 Audit Fees” in the 2020 Proxy Statement, which is incorporated herein by reference.

PART IV

Item 15.     Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements

Audited Consolidated Financial Statements of Advance Auto Parts, Inc. and Subsidiaries for the years ended December 28, 2019, December 29, 2018 and December 30, 2017:
Reports of Independent Registered Public Accounting Firm	30
Consolidated Balance Sheets	33
Consolidated Statements of Operations	34
Consolidated Statements of Comprehensive Income	34
Consolidated Statements of Changes in Stockholders' Equity	35
Consolidated Statements of Cash Flows	36
Notes to the Consolidated Financial Statements	37

(2) Financial Statement Schedule

Schedule II - Valuation and Qualifying Accounts	68

(3) Exhibits

Exhibit Index	69

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Advance Auto Parts, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Advance Auto Parts, Inc. and subsidiaries (the "Company") as of December 28, 2019 and December 29, 2018, the related consolidated statements of operations, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 28, 2019, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 28, 2019 and December 29, 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 28, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 28, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, effective December 30, 2018, the Company adopted Accounting Standards Update (“ASU”) 2016-12, Leases (Topic 842), using the alternative transition method provided in ASU 2018-11, Leases (Topic 842): Targeted Improvements.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Vendor Incentives - Refer to Note 2 to the Consolidated Financial Statements

Critical Audit Matter Description

The Company receives incentives in the form of reductions in amounts owed to and/or payments due from vendors related to volume rebates and other promotions. Volume rebates and vendor promotional allowances are earned based on inventory purchases and initially recorded as a reduction to inventory, except for allowances provided as reimbursement of specific, incremental and identifiable costs incurred to promote a vendor’s products that are offset in selling, general and administrative expenses. The deferred amounts are recorded as a reduction in cost of sales as the inventory is sold. Total deferred vendor incentives included as a reduction of inventories were $173.8 million as of December 28, 2019.

The Company purchases inventory from a significant number of vendors, with no single vendor accounting for more than 10% of purchases. While many of these incentives are under long-term agreements in excess of one year, others are negotiated on an annual basis or shorter. Accordingly, auditing vendor incentives was challenging due to the extent of audit effort required to evaluate whether the vendor incentives were recorded in accordance with the terms of the vendor agreements.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to whether the vendor incentives were recorded in accordance with the terms of the vendor agreements included the following, among others:

•	We tested the effectiveness of controls over the process that ensures that all vendor agreements are communicated to accounting.

•	We tested the effectiveness of controls over the recording of vendor incentives as a reduction in inventories, and subsequently as a reduction in cost of sales as the related inventory was sold.

•
We selected a sample of vendor incentives earned during the year and deferred at year-end and recalculated, using the terms of the vendor agreement, both the amount recorded as deferred vendor incentives as a reduction in inventories and the amount recognized in earnings as a reduction in cost of sales.

•
We selected a sample of vendors from the Company’s inventory purchases made during the year and from vendor incentives recorded as a reduction in cost of sales and confirmed directly with the vendor that the agreement obtained from the Company and used in the determination of deferred vendor incentives as a reduction in cost of sales was the most recent between the parties.

•
We tested the amount of the deferred vendor incentives recorded as a reduction in cost of sales by developing an expectation of the amount based on the historical amounts recorded as a percentage of total cost of sales and compared our expectation to the amount recorded.

/s/ Deloitte & Touche LLP

Charlotte, North Carolina
February 18, 2020

We have served as the Company’s auditor since 2002.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Advance Auto Parts, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Advance Auto Parts, Inc. and subsidiaries (the “Company”) as of December 28, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended December 28, 2019, of the Company and our report dated February 18, 2020, expressed an unqualified opinion on those consolidated financial statements and financial statement schedule and included an explanatory paragraph regarding the Company’s adoption of Accounting Standards Update (“ASU”) 2016-12, Leases (Topic 842), using the alternative transition method provided in ASU 2018-11, Leases (Topic 842): Targeted Improvements.

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

/s/ Deloitte & Touche LLP

Charlotte, North Carolina
February 18, 2020

Advance Auto Parts, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except per share data)

	December 28, 2019	December 29, 2018
Assets
Current assets:
Cash and cash equivalents	$418,665	$896,527
Receivables, net	689,469	624,972
Inventories	4,432,168	4,362,547
Other current assets	155,241	198,408
Total current assets	5,695,543	6,082,454
Property and equipment, net of accumulated depreciation of $2,037,849 and $1,918,502	1,433,213	1,368,985
Operating lease right-of-use assets	2,365,325	—
Goodwill	992,240	990,237
Intangible assets, net	709,756	550,593
Other assets	52,448	48,379
	$11,248,525	$9,040,648
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,421,987	$3,172,790
Accrued expenses	535,863	623,141
Other current liabilities	519,852	90,019
Total current liabilities	4,477,702	3,885,950
Long-term debt	747,320	1,045,720
Noncurrent operating lease liabilities	2,017,159	—
Deferred income taxes	334,013	318,353
Other long-term liabilities	123,250	239,812
Commitments and contingencies
Stockholders’ equity:
Preferred stock, nonvoting, $0.0001 par value,
10,000 shares authorized; no shares issued or outstanding	—	—
Common stock, voting, $0.0001 par value, 200,000 shares authorized;
76,051 shares issued and 69,232 outstanding at December 28, 2019
75,831 shares issued and 72,460 outstanding at December 29, 2018	8	8
Additional paid-in capital	735,183	694,797
Treasury stock, at cost, 6,819 and 3,371 shares	(924,389)	(425,954)
Accumulated other comprehensive loss	(34,569)	(44,193)
Retained earnings	3,772,848	3,326,155
Total stockholders’ equity	3,549,081	3,550,813
	$11,248,525	$9,040,648

The accompanying notes to the consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share data)

	Year Ended
	December 28, 2019	December 29, 2018	December 30, 2017
Net sales	$9,709,003	$9,580,554	$9,373,784
Cost of sales, including purchasing and warehousing costs	5,454,257	5,361,141	5,288,735
Gross profit	4,254,746	4,219,413	4,085,049
Selling, general and administrative expenses	3,577,566	3,615,138	3,514,837
Operating income	677,180	604,275	570,212
Other, net:
Interest expense	(39,898)	(56,588)	(58,801)
Other income, net	464	7,577	8,848
Total other, net	(39,434)	(49,011)	(49,953)
Income before provision for income taxes	637,746	555,264	520,259
Provision for income taxes	150,850	131,417	44,754
Net income	$486,896	$423,847	$475,505

Basic earnings per common share	$6.87	$5.75	$6.44
Weighted average common shares outstanding	70,869	73,728	73,846

Diluted earnings per common share	$6.84	$5.73	$6.42
Weighted average common shares outstanding	71,165	73,991	74,110

Consolidated Statements of Comprehensive Income
(in thousands)

	Year Ended
	December 28, 2019	December 29, 2018	December 30, 2017
Net income	$486,896	$423,847	$475,505
Other comprehensive income (loss):
Changes in net unrecognized other postretirement benefit costs, net of tax of $67, $103 and $126	(142)	(294)	(194)
Currency translation adjustments	9,766	(18,945)	14,941
Total other comprehensive income (loss)	9,624	(19,239)	14,747
Comprehensive income	496,520	$404,608	$490,252

The accompanying notes to the consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries Consolidated Statements of Changes in Stockholders’ Equity (in thousands, except per share data)

	Common Stock		Additional Paid-in Capital	Treasury Stock, at cost	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2016	73,749	$8	$631,052	$(138,102)	$(39,701)	$2,462,935	$2,916,192
Net income	—	—	—	—	—	475,505	475,505
Cumulative effect of accounting change from adoption of ASU 2016-09	—	—	782	—	—	(490)	292
Total other comprehensive income	—	—	—	—	14,747	—	14,747
Restricted stock, restricted stock units and deferred stock units vested	147	—	—	—	—	—	—
Share-based compensation	—	—	35,267	—	—	—	35,267
Stock issued under employee stock purchase plan	29	—	4,053	—	—	—	4,053
Repurchase of common stock	(56)	—	—	(6,498)	—	—	(6,498)
Cash dividends declared ($0.24 per common share)	—	—	—	—	—	(17,854)	(17,854)
Other	67	—	(6,508)	—	—	—	(6,508)
Balance, December 30, 2017	73,936	8	664,646	(144,600)	(24,954)	2,920,096	3,415,196
Net income	—	—	—	—	—	423,847	423,847
Total other comprehensive loss	—	—	—	—	(19,239)	—	(19,239)
Restricted stock units and deferred stock units vested	215	—	—	—	—	—	—
Share-based compensation	—	—	27,760	—	—	—	27,760
Stock issued under employee stock purchase plan	36	—	3,200	—	—	—	3,200
Repurchase of common stock	(1,738)	—	—	(281,354)	—	—	(281,354)
Cash dividends declared ($0.24 per common share)	—	—	—	—	—	(17,788)	(17,788)
Other	11	—	(809)	—	—	—	(809)
Balance, December 29, 2018	72,460	8	694,797	(425,954)	(44,193)	3,326,155	3,550,813
Net income	—	—	—	—	—	486,896	486,896
Cumulative effect of accounting change from adoption of ASU 2016-02						(23,165)	(23,165)
Total other comprehensive income	—	—	—	—	9,624	—	9,624
Restricted stock units and deferred stock units vested	192	—	—	—	—	—	—
Share-based compensation	—	—	37,438	—	—	—	37,438
Stock issued under employee stock purchase plan	23	—	3,334	—	—	—	3,334
Repurchase of common stock	(3,448)	—	—	(498,435)	—	—	(498,435)
Cash dividends declared ($0.24 per common share)	—	—	—	—	—	(17,038)	(17,038)
Other	5	—	(386)	—	—	—	(386)
Balance, December 28, 2019	69,232	$8	$735,183	$(924,389)	$(34,569)	$3,772,848	$3,549,081

The accompanying notes to the consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries Consolidated Statements of Cash Flows (in thousands)

	Year Ended
	December 28, 2019	December 29, 2018	December 30, 2017
Cash flows from operating activities:
Net income	$486,896	$423,847	$475,505
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	238,371	238,184	249,260
Share-based compensation	37,438	27,760	35,267
Loss and impairment of long-lived assets	6,671	15,956	17,106
Other, net	12,437	2,195	3,123
Provision (benefit) for deferred income taxes	23,148	15,956	(151,263)
Net change in:
Receivables, net	(62,837)	(21,471)	36,047
Inventories	(63,130)	(206,125)	167,548
Accounts payable	245,785	285,493	(197,168)
Accrued expenses	(72,288)	93,940	(13,295)
Other assets and liabilities, net	14,418	(64,707)	(21,325)
Net cash provided by operating activities	866,909	811,028	600,805
Cash flows from investing activities:
Purchases of property and equipment	(270,129)	(193,715)	(189,758)
Purchase of an indefinite-lived intangible asset	(201,519)	—	—
Proceeds from sales of property and equipment	8,709	1,888	11,099
Other, net	—	—	20
Net cash used in investing activities	(462,939)	(191,827)	(178,639)
Cash flows from financing activities:
(Decrease) increase in bank overdrafts	(59,339)	32,014	14,004
Redemption of senior unsecured note	(310,047)	—	—
Borrowings under credit facilities	—	—	534,400
Payments on credit facilities	—	—	(534,400)
Dividends paid	(17,185)	(17,819)	(17,854)
Proceeds from the issuance of common stock	3,334	3,200	4,076
Repurchases of common stock	(498,435)	(281,354)	(6,498)
Other, net	(481)	44	(8,600)
Net cash used in financing activities	(882,153)	(263,915)	(14,872)
Effect of exchange rate changes on cash	321	(5,696)	4,465
Net (decrease) increase in cash and cash equivalents	(477,862)	349,590	411,759
Cash and cash equivalents, beginning of period	896,527	546,937	135,178
Cash and cash equivalents, end of period	$418,665	$896,527	$546,937

Supplemental cash flow information:
Interest paid	$41,099	$45,322	$53,509
Income tax payments	$108,163	$143,213	$192,116
Non-cash transactions:
Accrued purchases of property and equipment	$26,201	$15,365	$14,335

The accompanying notes to the consolidated financial statements are an integral part of these statements.

1.	Nature of Operations and Basis of Presentation:

Description of Business

Advance Auto Parts, Inc. and subsidiaries is a leading automotive aftermarket parts provider in North America, serving both professional installers (“Professional”) and “do-it-yourself” (“DIY”) customers. The accompanying consolidated financial statements have been prepared by us and include the accounts of Advance Auto Parts, Inc., including, its wholly owned subsidiaries, Advance Stores Company, Incorporated (“Advance Stores”) and Neuse River Insurance Company, Inc., and their subsidiaries (collectively referred to as “Advance,” “we,” “us,” or “our”).

As of December 28, 2019, our operations are comprised of 4,877 stores and 160 branches primarily within the United States, with additional locations in Canada, Puerto Rico and the U.S. Virgin Islands. Our stores operate primarily under the trade names “Advance Auto Parts,” “Carquest” and “Autopart International,” and our branches operate under the “Worldpac” trade name. In addition, we served 1,253 independently owned Carquest branded stores across the same geographic locations served by our stores and branches in addition to Mexico, the Bahamas, Turks and Caicos and the British Virgin Islands.

Accounting Period

Our fiscal year ends on the Saturday nearest the end of December. All references herein for the years “2019,” “2018” and “2017” represent the fiscal years ended December 28, 2019, December 29, 2018 and December 30, 2017, which were all 52 weeks.

Basis of Presentation

The consolidated financial statements include the accounts of Advance and its wholly owned subsidiaries prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All intercompany balances and transactions have been eliminated in consolidation. Certain amounts in the prior years’ consolidated statements of changes in stockholders’ equity and statements of cash flows have been reclassified to conform to the current year presentation.

During 2019, we made an out-of-period correction, which increased Cost of sales by $13.0 million, related to received not invoiced inventory.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash in banks and money market funds with original maturities of three months or less. Also, included in cash equivalents are credit card and debit card receivables from banks, which generally settle in less than four business days.

Inventory

Our inventory consists primarily of parts, batteries, accessories and other products used on vehicles that have reasonably long shelf lives and is stated at the lower of cost or market. The cost of our merchandise inventory is primarily determined using the last-in, first-out (“LIFO”) method. Under the LIFO method, our cost of sales reflects the costs of the most recently purchased inventories, while the inventory carrying balance represents the costs relating to prices paid in 2019 and prior years. We regularly review inventory quantities on-hand, consider whether we may have excess inventory based on our current approach for managing slower moving inventory and adjust the carrying value as necessary.

Vendor Incentives

We receive incentives in the form of reductions to amounts owed to and/or payments from vendors related to volume rebates and other promotional considerations. Many of these incentives are under long-term agreements in excess of one year, while others are negotiated on an annual basis or shorter. Advertising allowances provided as a reimbursement of specific, incremental and identifiable costs incurred to promote a vendor’s products are included as an offset to selling, general and administrative expenses (“SG&A”) when the cost is incurred. Volume rebates and allowances that do not meet the requirements for offsetting in SG&A are recorded as a reduction to inventory as they are earned based on inventory purchases. Total deferred vendor incentives recorded as a reduction of Inventories were $173.8 million and $164.1 million as of December 28, 2019 and December 29, 2018.

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

Depreciation of land improvements, buildings, furniture, fixtures and equipment and vehicles is provided over the estimated useful lives of the respective assets using the straight-line method. Depreciation of building and leasehold improvements is provided over the shorter of the original useful lives of the respective assets or the term of the lease using the straight-line method.

Goodwill and Indefinite-Lived Intangible Assets

We perform our evaluation for the impairment of goodwill and indefinite-lived intangible assets for our reporting units annually as of the first day of the fourth quarter, or when indications of potential impairment exist. These indicators would include a significant change in operating performance, the business climate, legal factors, competition, or a planned sale or disposition of a significant portion of the business, among other factors. We assess qualitative factors such as current company performance and overall economic factors to determine if it is more-likely-than-not that the goodwill might be impaired and whether it is necessary to perform a quantitative goodwill impairment test. In the quantitative goodwill test, we compare the carrying value of a reporting unit to its fair value. If the fair value of the reporting unit is lower than its carrying amount, goodwill is written down for the amount by which the carrying amount exceeds the reporting unit's fair value. Our indefinite-lived intangible assets are tested for impairment at the asset group level. Indefinite-lived intangibles are evaluated by comparing the carrying amount of the asset to the future discounted cash flows that the asset is expected to generate. If the fair value based on the future discounted cash flows exceeds the carrying value, we conclude that no intangible asset impairment has occurred. If the carrying value of the indefinite-lived intangible asset exceeds the fair value, we recognize an impairment loss.

We have five operating segments, defined as “Northern Division,” “Southern Division,” “Carquest Canada,” “Independents” and “Worldpac.” As each operating segment represents a reporting unit, goodwill is assigned to each reporting unit.

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

Self-Insurance

We are self-insured for general and automobile liability, workers’ compensation and health care claims of its employees, or Team Members, while maintaining stop-loss coverage with third-party insurers to limit its total liability exposure. Expenses associated with these liabilities are calculated for (i) claims filed, (ii) claims incurred but not yet reported and (iii) projected future claims using actuarial methods followed in the insurance industry as well as our historical claims experience. We include the current and long-term portions of its self-insurance reserves in Accrued expenses and Other long-term liabilities in the accompanying consolidated balance sheets.

Warranty Liabilities

The warranty obligation on the majority of merchandise sold by us with a manufacturer’s warranty is the responsibility of our vendors. However, we have an obligation to provide customers replacement of certain merchandise at no cost or merchandise at a prorated cost if under a warranty and not covered by the manufacturer. As of December 28, 2019 and December 29, 2018, our warranty liability primarily consisted of batteries with warranty coverage sold by us. We estimate our warranty obligation at the time of sale based on the historical return experience, sales level and cost of the respective product sold. To the extent vendors provide upfront allowances in lieu of accepting the obligation for warranty claims and the allowance is in excess of the related warranty expense, the excess is recorded as a reduction to cost of sales.

Leases

We lease certain store locations, distribution centers, office spaces, equipment and vehicles. We recognize lease expense on a straight-line basis over the initial term of the lease unless external economic factors exist such that renewals are reasonably certain. In those instances, the renewal period would be included in the lease term to determine the period in which to recognize the lease expense. Most leases require us to pay taxes, maintenance, insurance and other certain costs applicable to the leased premises.

Leases for periods through December 29, 2018 were reported under Accounting Standards Codification (“ASC”) 840, Leases (Topic 840) (“ASC 840”), including the disclosure requirements. Under ASC 840, differences between the calculated rent expense and cash payments were recorded as a liability within the Accrued expenses and Other long-term liabilities captions in the accompanying consolidated balance sheets, based on the terms of the lease.

Effective December 30, 2018, we adopted Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) (“ASU 2016-02”), using the alternative transition method provided in ASU 2018-11, Leases (Topic 842): Targeted Improvements. Using the alternative transition method, we applied the transition requirements at the effective date of ASU 2016-02 with the impact of initially applying ASU 2016-02 recognized as a cumulative-effect adjustment to retained earnings in the first quarter of 2019.

We elected the package of practical expedients permitted under the transition guidance within the new standard. In addition, as a practical expedient relating to our store locations, distribution centers, office spaces and vehicle leases, we elected not to separate lease components from nonlease components.

The adoption of ASU 2016-02 resulted in the recording of operating lease assets and lease liabilities of $2.4 billion as of December 30, 2018. At the date of adoption, there was a difference between the operating lease right-of-use assets and lease liabilities recorded that included an adjustment to retained earnings, net of a $7.9 million deferred tax impact, which primarily resulted from the impairment of operating lease right-of-use assets. For 2019, the adoption of the new standard did not have a material impact on our condensed consolidated statements of operations and condensed consolidated statements of cash flows as substantially all of our leases are operating in nature.

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

Closed Facility Liabilities and Exit Activities

We review the operating performance of our existing store locations and close or relocate certain stores identified as underperforming. For periods through December 29, 2018, and in accordance with ASC 420, Exit or Disposal Cost Obligations, expenses accrued pertaining to closed facility exit activities are included in our closed facility liabilities, within Accrued expenses and Other long-term liabilities in the accompanying consolidated balance sheets, and recognized in Cost of sales or SG&A in the accompanying consolidated statements of operations at the time of facility closure. As of December 29, 2018, the closed facility liabilities, which comprised of the present value of the remaining lease obligations and management’s estimate of future costs of insurance, property tax and common area maintenance expenses, reduced by the present value of estimated revenues from subleases and lease buyouts, were $42.3 million. As a result of our transition to ASU 2016-02 on December 30, 2018, our lease liabilities for closed facilities are included within the lease liability recorded in Other current liabilities and Noncurrent operating lease liabilities in the accompanying consolidated balance sheet, and the operating lease right-of-use assets recorded upon transition was recorded net of the previously recorded closed facility lease obligation.

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

Revenues

Revenue for periods through December 30, 2017 was reported under ASC 605, Revenue Recognition (Topic 605). We recognized revenue at the time the sale is made, at which time our walk-in customers took immediate possession of the merchandise or same-day delivery was made to our Professional delivery customers, which included certain independently owned store locations. For e-commerce sales, revenue was recognized either at the time of pick-up at one of our store locations or at the time of shipment depending on the customer’s order designation. Sales were recorded net of discounts, sales incentives and rebates, sales taxes and estimated returns and allowances. We estimated the reduction to sales and cost of sales for returns based on current sales levels and our historical return experience.

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

The following table summarizes financial information for each of our product groups.

	Year Ended
	December 28, 2019	December 29, 2018	December 30, 2017
Percentage of Sales, by Product Group
Parts and Batteries	67%	66%	65%
Accessories and Chemicals	21%	20%	20%
Engine Maintenance	11%	13%	14%
Other	1%	1%	1%
Total	100%	100%	100%

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

Advertising Costs

We expense advertising costs as incurred. Advertising expense, net of qualifying vendor promotional funds, was $117.3 million, $120.9 million and $102.8 million in 2019, 2018 and 2017. Vendor promotional funds, which reduced advertising expense, amounted to $45.7 million and $26.9 million and $33.3 million in 2019, 2018 and 2017.

Foreign Currency Translation

The assets and liabilities of our foreign operations are translated into U.S. dollars at current exchange rates, and revenues, expenses and cash flows are translated at average exchange rates for the year. Resulting translation adjustments are reflected as a separate component in the consolidated statements of comprehensive income. Losses from foreign currency transactions, which are included in Other income, net, were $1.7 million, 5.0 million and $4.0 million in 2019, 2018 and 2017.

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

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires the Company to measure and recognize expected credit losses for financial assets held and not accounted for at fair value through net income. In November 2018, April 2019 and May 2019, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses and ASU 2019-05, Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief, which provided additional implementation guidance on the previously issued ASU. The previously mentioned ASUs are effective for fiscal years beginning after December 15, 2019, with early adoption permitted. We expect the adoption of this new standard to have an insignificant impact on our consolidated financial condition, results of operations or cash flows.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes. This ASU will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2020. We expect the adoption of this new standard to have an insignificant impact on our consolidated financial condition, results of operations or cash flows.

3.	Inventories:

We used the LIFO method of accounting for approximately 89% of Inventories at December 28, 2019 and December 29, 2018. As a result of changes in the LIFO reserve, we recorded an increase to Cost of sales of $101.3 million in 2019, a decrease to Cost of sales of $39.8 million in 2018 and an increase to cost of sales of $2.7 million in 2017.

Purchasing and warehousing costs included in Inventories as of December 28, 2019 and December 29, 2018, were $476.3 million and $435.2 million.

Inventory balances were as follows:

(in thousands)	December 28, 2019	December 29, 2018
Inventories at first in, first out (“FIFO”)	$4,290,565	$4,119,617
Adjustments to state inventories at LIFO	141,603	242,930
Inventories at LIFO	$4,432,168	$4,362,547

4.	Goodwill and Intangible Assets:

Goodwill

At December 28, 2019 and December 29, 2018, the carrying amount of Goodwill in the accompanying consolidated balance sheets was $992.2 million and $990.2 million. The change in goodwill during 2019 and 2018 was $2.0 million and $4.1 million related to foreign currency translation.

Intangible Assets Other Than Goodwill

On December 23, 2019, we purchased the DieHard® brand for a cash purchase price of $200.0 million, exclusive of $1.5 million of capitalizable transaction costs. This purchase gives us the right to sell DieHard® batteries and enables us to extend the DieHard® brand into other automotive and vehicular categories. We granted the seller an exclusive royalty-free, perpetual license to develop, market, and sell DieHard® branded products in non-automotive categories. We accounted for this transaction as a purchase of an indefinite-lived intangible asset, which is included within the Brands, trademarks and tradenames category below, and is not subject to amortization.

Amortization expense was $31.7 million, $40.7 million and $47.4 million for 2019, 2018 and 2017. A summary of the composition of the gross carrying amounts and accumulated amortization of acquired intangible assets are presented in the following table:

	December 28, 2019			December 29, 2018
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Customer relationships	$350,352	$(179,220)	$171,132	$349,157	$(148,889)	$200,268
Favorable leases (1)	—	—	—	27,139	(12,791)	14,348
Non-compete and other	38,256	(37,318)	938	37,875	(36,974)	901
	388,608	(216,538)	172,070	414,171	(198,654)	215,517

Indefinite-lived intangible assets:
Brands, trademark and tradenames	537,686	—	537,686	335,076	—	335,076
Total intangible assets	$926,294	$(216,538)	$709,756	$749,247	$(198,654)	$550,593

(1)
As a result of our adoption of ASU 2016-02 on December 30, 2018, favorable lease assets were derecognized through an opening adjustment to Operating lease right-of-use assets in the accompanying consolidated balance sheet.

Future Amortization Expense

The table below shows expected amortization expense for the next five years and thereafter for acquired intangible assets recorded as of December 28, 2019:

Year	Amount
(in thousands)
2020	$30,206
2021	30,104
2022	30,008
2023	27,099
2024	27,291
Thereafter	27,362
$172,070

5.	Receivables, net:

Receivables, net consist of the following:

(in thousands)	December 28, 2019	December 29, 2018
Trade	$422,403	$397,909
Vendor	249,009	228,024
Other	32,306	17,081
Total receivables	703,718	643,014
Less: allowance for doubtful accounts	(14,249)	(18,042)
Receivables, net	$689,469	$624,972

6.	Long-term Debt and Fair Value of Financial Instruments:

Long-term debt consists of the following:

(in thousands)	December 28, 2019	December 29, 2018
5.75% Senior Unsecured Notes (net of unamortized discount and debt issuance costs of $802 at December 29, 2018) due May 1, 2020	$—	$299,198
4.50% Senior Unsecured Notes (net of unamortized discount and debt issuance costs of $559 and $833 at December 28, 2019 and December 29, 2018) due January 15, 2022	299,441	299,167
4.50% Senior Unsecured Notes (net of unamortized discount and debt issuance costs of $2,121 and $2,645 at December 28, 2019 and December 29, 2018) due December 1, 2023	447,879	447,355
Other	—	210
	747,320	1,045,930
Less: Current portion of long-term debt	—	(210)
Long-term debt, excluding current portion	$747,320	$1,045,720

Fair value of long-term debt	$795,000	$1,074,000

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

On January 10, 2019, we entered into Amendment No. 2 to the 2017 Credit Agreement (the “ Second Amendment”), among Advance Stores Company, Incorporated, as Borrower, Advance Auto Parts, Inc., as Parent, the banks, financial institutions and other institutional lenders parties thereto and Bank of America, N.A., as Administrative Agent. The Second Amendment: (i) added a new definition of "Insurance Subsidiary" to the 2017 Credit Agreement meaning each wholly owned subsidiary of Parent that is maintained as a special purpose self-insurance subsidiary and any of its subsidiaries; (ii) provided that an Insurance Subsidiary does not serve as a Guarantor of the 2017 Credit Agreement; and (iii) provided that Insurance Subsidiaries are permitted to incur intercompany indebtedness. Insurance Subsidiaries will not be required to serve as Guarantors of the Parent's senior unsecured notes so long as they are not guarantors of the 2017 Credit Agreement.

As of December 28, 2019, we had no outstanding borrowings under 2017 Credit Agreement and borrowing availability was $1.0 billion. Under the 2017 Credit Agreement, we had no letters of credit outstanding as of December 28, 2019.

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

The 2017 Credit Agreement contains customary covenants restricting the ability of: (a) Advance Stores and its subsidiaries to, among other things, (i) create, incur or assume additional debt (only with respect to subsidiaries of Advance Stores), (ii) incur liens, (iii) guarantee obligations, and (iv) change the nature of its business conducted by itself and its subsidiaries; (b) Advance, Advance Stores and their subsidiaries to, among other things (i) enter into certain hedging arrangements, (ii) enter into restrictive agreements limiting their ability to incur liens on any of their property or assets, pay distributions, repay loans, or guarantee indebtedness of their subsidiaries; and (c) Advance, among other things, to change the holding company status of Advance. Advance Stores is required to comply with financial covenants with respect to a maximum leverage ratio and a minimum coverage ratio. The 2017 Credit Agreement also provides for customary events of default, including non-payment defaults, covenant defaults and cross-defaults of Advance Stores’ other material indebtedness. We were in compliance with our financial covenants with respect to the 2017 Credit Agreement as of December 28, 2019.

As of December 28, 2019 and December 29, 2018, we had $111.6 million and $100.5 million of bilateral letters of credit issued separately from the 2017 Credit Agreement, none of which were drawn upon. These bilateral letters of credit generally have a term of one year or less and primarily serve as collateral for our self-insurance policies.

Senior Unsecured Notes

Our 4.50% senior unsecured notes were issued in December 2013 at 99.69% of the principal amount of $450.0 million and are due December 1, 2023 (the “2023 Notes”). The 2023 Notes bear interest at a rate of 4.50% per year payable semi-annually in arrears on June 1 and December 1 of each year. Our 4.50% senior unsecured notes were issued in January 2012 at 99.968% of the principal amount of $300.0 million and are due January 15, 2022 (the “2022 Notes”). The 2022 Notes bear interest at a rate of 4.50% per year payable semi-annually in arrears on January 15 and July 15 of each year. Our 5.75% senior unsecured notes were issued in April 2010 at 99.587% of the principal amount of $300.0 million and were due May 1, 2020 (the “2020 Notes” or collectively with the 2023 Notes and the 2022 Notes, “the Notes”). The 2020 Notes carried interest at a rate of 5.75% per year payable semi-annually in arrears on May 1 and November 1 of each year. On February 28, 2019, we redeemed all $300.0 million aggregate principal amount of our 2020 Notes that were issued in April 2010 at 99.587% of the principal amount. We incurred charges relating to a make-whole provision and debt issuance costs of $10.1 million and $0.7 million resulting from the early redemption of our 2020 Notes, which are included in Other (expense) income, net in the accompanying condensed consolidated statements of operations. Advance served as the issuer of the Notes with certain of Advance’s domestic subsidiaries currently serving as subsidiary guarantors. The terms of the Notes are governed by an indenture (as amended, supplemented, waived or otherwise modified, the “Indenture”) among Advance, the subsidiary guarantors from time to time party thereto and Wells Fargo Bank, National Association, as Trustee.

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

Future Payments

As of December 28, 2019, the aggregate future annual maturities of long-term debt instruments are as follows:

Year	Amount
(in thousands)
2020	$—
2021	—
2022	300,000
2023	450,000
2024	—
Thereafter	—
$750,000

Debt Guarantees

We are a guarantor of loans made by banks to various independently owned Carquest-branded stores that are customers of ours totaling $26.4 million as of December 28, 2019. These loans are collateralized by security agreements on merchandise inventory and other assets of the borrowers. The approximate value of the inventory collateralized by these agreements is $50.3 million as of December 28, 2019. We believe that the likelihood of performance under these guarantees is remote.

7.	Property and Equipment:

Property and equipment consists of the following:

(in thousands)	Useful Lives	December 28, 2019	December 29, 2018
Land and land improvements	0 - 10 years	$457,960	$453,511
Buildings	30 - 40 years	498,871	488,977
Building and leasehold improvements	2 - 15 years	535,082	504,518
Furniture, fixtures and equipment	2 - 20 years	1,850,485	1,740,960
Vehicles	2 - 10 years	14,612	14,636
Construction in progress		114,052	84,885
		3,471,062	3,287,487
Less - Accumulated depreciation		(2,037,849)	(1,918,502)
Property and equipment, net		$1,433,213	$1,368,985

Depreciation expense relating to Property and equipment was $206.7 million, $201.6 million and $206.9 million for 2019, 2018 and 2017. We capitalized $29.1 million, $13.0 million and $11.2 million incurred for the development of internal use computer software during 2019, 2018 and 2017. These costs are currently classified in the Construction in progress category above, but once placed into service within the Furniture, fixtures equipment category, these costs will be depreciated on the straight-line method over 3 to 10 years.

In 2019, 2018 and 2017, we recognized impairment losses of $2.3 million, $13.4 million and $13.3 million, primarily on store and corporate assets.

8.	Leases and Other Commitments:
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

Operating lease liabilities consist of the following:

(in thousands)	December 28, 2019
Total operating lease liabilities	$2,495,141
Less: Current portion of operating lease liabilities	(477,982)
Noncurrent operating lease liabilities	$2,017,159

The current portion of operating lease liabilities is included in Other current liabilities in the accompanying condensed consolidated balance sheet.

Total lease cost is included in Cost of sales and SG&A in the accompanying condensed consolidated statements of operations and is recorded net of immaterial sublease income. Total lease cost is comprised of the following:

Year Ended
(in thousands)	December 28, 2019
Operating lease cost	$522,928
Variable lease cost	155,892
Total lease cost	$678,820

The future maturity of lease liabilities are as follows:

(in thousands)	December 28, 2019
2020	$572,426
2021	482,494
2022	390,110
2023	350,636
2024	272,683
Thereafter	832,501
Total lease payments	2,900,850
Less: Imputed interest	(405,709)
Total operating lease liabilities	$2,495,141

Operating lease payments include $139.5 million related to options to extend lease terms that are reasonably certain of being exercised and exclude $147.7 million of legally binding lease payments for leases signed, but not yet commenced.

The weighted-average remaining lease term and weighted-average discount rate for our operating leases are 7.18 years and 4.0% as of December 28, 2019. We calculated the weighted-average discount rates using incremental borrowing rates, which equal the rates of interest that we would pay to borrow funds on a fully collateralized basis over a similar term.

Other information relating to our lease liabilities is as follows:

Year Ended
(in thousands)	December 28, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$517,945
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$398,510

As previously disclosed in our 2018 Annual Report on Form 10-K and under the previous lease accounting standard, future minimum lease payments due under non-cancelable operating leases were as follows:

Year	Amount
(in thousands)
2019	$520,541
2020	481,812
2021	416,895
2022	349,470
2023	270,116
Thereafter	837,441
$2,876,275

As previously disclosed in our 2018 Annual Report on Form 10-K and under the previous lease accounting standard, our net rent expense was as follows:

	Year Ended
(in thousands)	December 29, 2018	December 30, 2017
Minimum facility rentals	$484,291	$483,178
Equipment rentals	23,635	24,786
Vehicle rentals	53,015	32,670
	560,941	540,634
Less: Sub-lease income	(7,141)	(7,144)
	$553,800	$533,490

Other Commitments

We have entered into certain arrangements which require the future purchase of goods or services. Our obligations primarily consist of payments for the purchase of hardware, software and maintenance. As of December 28, 2019, future payments amount to $66.2 million and are not accrued in our consolidated balance sheet.

9.	Accrued Expenses:

Accrued expenses consist of the following:

(in thousands)	December 28, 2019	December 29, 2018
Payroll and related benefits	$109,371	$129,909
Taxes payable	96,834	119,203
Self-insurance reserves	64,845	70,962
Warranty reserves	36,820	45,280
Capital expenditures	26,201	15,365
Transportation	21,679	28,872
Other	180,113	213,550
Total accrued expenses	$535,863	$623,141

The following table presents changes in our warranty reserves:

	Year Ended
(in thousands)	December 28, 2019	December 29, 2018	December 30, 2017
Warranty reserve, beginning of period	$45,280	$49,024	$47,243
Additions to reserve	34,117	43,200	50,895
Reduction and utilization of reserve	(42,577)	(46,944)	(49,114)
Warranty reserve, end of period	$36,820	$45,280	$49,024

10.	Share Repurchase Program:

Our share repurchase program allows us to repurchase our common stock on the open market or in privately negotiated transactions from time to time. On August 7, 2019, our Board of Directors authorized a $400.0 million share repurchase program. This new authorization replaced the previous $600.0 million share repurchase program that was authorized by our Board of Directors on August 8, 2018, which had $49.1 million remaining at the time of its replacement. On November 8, 2019, our Board of Directors authorized $700.0 million as an addition to the existing share repurchase program.

During 2019, we repurchased 3.4 million shares of our common stock at an aggregate cost of $487.4 million, or an average price of $144.23 per share, in connection with our share repurchase program. We had $890.8 million remaining under our share repurchase program as of December 28, 2019. During 2018, we repurchased 1.7 million shares of our common stock at an aggregate cost of $272.8 million, or an average price of $163.17 per share, under our share repurchase program.

11.	Earnings per Share:

The computation of basic and diluted earnings per share is as follows:

	Year Ended
(in thousands, except per share data)	December 28, 2019	December 29, 2018	December 30, 2017
Numerator
Net income applicable to common shares	$486,896	$423,847	$475,505
Denominator
Basic weighted average common shares	70,869	73,728	73,846
Dilutive impact of share-based awards	296	263	264
Diluted weighted average common shares (1)	71,165	73,991	74,110

Basic earnings per common share	$6.87	$5.75	$6.44
Diluted earnings per common share	$6.84	$5.73	$6.42

(1)
For the fifty-two weeks ended December 28, 2019, 115 thousand restricted stock units (“RSUs”) were excluded from the diluted calculation as their inclusion would have been anti-dilutive. For the fifty-two weeks ended December 29, 2018 and December 30, 2017, these anti-dilutive RSUs were insignificant.

12.	Income Taxes:

U.S. Tax Reform

On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the “Act”) was signed into law. The Act amended the Internal Revenue Code by, among other things, permanently lowering the corporate tax rate to 21% from the existing maximum rate of 35%, implementing a territorial tax system and imposing a transition tax on deemed repatriated earnings of foreign subsidiaries. We are required to remeasure deferred income tax assets and liabilities in the reporting period of enactment. The remeasurement of our net deferred income tax liability resulted in a $155.1 million income tax benefit in 2017. In 2017, we also recorded an estimated charge of $11.3 million to income tax expense primarily for the nonrecurring repatriation tax on accumulated earnings of foreign subsidiaries and it is our intention to bring back the accumulated foreign earnings held as cash in the near term. Prospectively, any future foreign earnings will be utilized to grow and support our foreign operations and will be treated as being indefinitely reinvested outside the U.S.

During 2018, in conjunction with the completion of our 2017 U.S. income tax return, we identified a change in estimate to amounts previously estimated in 2017 for the remeasurement of the net deferred tax liability and nonrecurring repatriation tax on accumulated earnings of foreign subsidiaries that resulted in a net tax benefit of $5.7 million. Our analysis under Staff Accounting Bulletin No. 118 was completed in 2018.

Provision for Income Taxes

Provision for income taxes consists of the following:

(in thousands)	Current	Deferred	Total
2019
Federal	$84,490	$13,618	$98,108
State	26,924	8,117	35,041
Foreign	16,288	1,413	17,701
	$127,702	$23,148	$150,850
2018
Federal	$72,598	$14,745	$87,343
State	19,571	3,439	23,010
Foreign	23,292	(2,228)	21,064
	$115,461	$15,956	$131,417
2017
Federal	$146,855	$(146,741)	$114
State	31,352	(3,437)	27,915
Foreign	17,810	(1,085)	16,725
	$196,017	$(151,263)	$44,754

The provision for income taxes differed from the amount computed by applying the federal statutory income tax rate due to:

	Year Ended
(in thousands)	December 28, 2019	December 29, 2018	December 30, 2017
Income before provision for income taxes at statutory U.S. federal income tax rate (21% for 2019 and 2018 and 35% for 2017)	$133,927	$116,605	$182,091
State income taxes, net of federal income tax benefit	27,682	18,178	18,145
Impact of the Act	—	(5,655)	(143,756)
Other, net	(10,759)	2,289	(11,726)
	$150,850	$131,417	$44,754

Deferred Income Tax Assets (Liabilities)

Temporary differences that give rise to significant deferred income tax assets (liabilities) are as follows:

(in thousands)	December 28, 2019	December 29, 2018
Deferred income tax assets:
Accrued expenses not currently deductible for tax	$38,064	$40,066
Share-based compensation	9,540	7,780
Accrued medical and workers compensation	22,202	34,430
Net operating loss carryforwards	5,565	7,423
Operating lease liabilities	627,707	21,091
Other, net	8,430	8,390
Total deferred income tax assets before valuation allowances	711,508	119,180
Less: Valuation allowance	(3,592)	(8,694)
Total deferred income tax assets	707,916	110,486
Deferred income tax liabilities:
Property and equipment	(116,277)	(92,505)
Inventories	(183,428)	(196,772)
Intangible assets	(136,078)	(139,562)
Operating lease right-of-use assets	(606,146)	—
Total deferred income tax liabilities	(1,041,929)	(428,839)
Net deferred income tax liabilities	$(334,013)	$(318,353)

As of December 28, 2019 and December 29, 2018, our net operating loss (“NOL”) carryforwards comprised of state NOLs of $159.4 million and $195.0 million. These NOLs may be used to reduce future taxable income and expire periodically through 2037. Due to uncertainties related to the realization of these NOLs in certain jurisdictions, as well as other credits available to us, we have recorded a valuation allowance of $3.6 million and $8.7 million as of December 28, 2019 and December 29, 2018. The amount of deferred income tax assets realizable, however, could change in the future if projections of future taxable income change.

We have not recorded deferred taxes when earnings from foreign operations are considered to be indefinitely invested outside of the U.S. As of December 28, 2019, these accumulated net earnings generated by our foreign operations were approximately $24.5 million, which did not include earnings deemed to be repatriated as part of the Act. It is not practicable to determine the income tax liability that would be payable if such earnings were repatriated.

Unrecognized Tax Benefits

The following table summarizes the activity of our gross unrecognized tax benefits:

(in thousands)	December 28, 2019	December 29, 2018	December 30, 2017
Unrecognized tax benefits, beginning of period	$30,824	$22,665	$13,946
Increases related to prior period tax positions	4,243	5,435	8,077
Decreases related to prior period tax positions	(2,277)	(1,356)	(2,331)
Increases related to current period tax positions	3,741	5,425	5,644
Settlements	(331)	(14)	(1,496)
Expiration of statute of limitations	(6,438)	(1,331)	(1,175)
Unrecognized tax benefits, end of period	$29,762	$30,824	$22,665

As of December 28, 2019, December 29, 2018 and December 30, 2017, the entire amount of unrecognized tax benefits, if recognized, would reduce our annual effective tax rate. During 2019, we recorded expenses relating to income tax-related interest and penalties of $1.6 million due to uncertain tax positions included in Provision for income taxes in the accompanying consolidated statements of operations. During 2018, we recorded a gain relating to income tax-related interest and penalties of $0.9 million due to uncertain tax positions included in Provision for income taxes in the accompanying consolidated statements of operations. During 2017, we recorded expenses relating to income tax-related interest and penalties of $1.7 million due to uncertain tax positions included in Provision for income taxes in the accompanying consolidated statements of operations. As of December 28, 2019 and December 29, 2018, we recorded a liability for potential interest of $4.9 million and $3.3 million and for potential penalties of $0.1 million and $0.1 million. We did not provide for any penalties associated with tax contingencies unless considered probable of assessment. We do not expect our unrecognized tax benefits to change significantly over the next 12 months. With few exceptions, we are no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2015.

13.	Contingencies:

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

14.	Benefit Plans:

401(k) Plan

We maintain a defined contribution benefit plan, which covers substantially all Team Members after one year of service and who have attained the age of 21. The plan allows for Team Member salary deferrals, which are matched at our discretion. Company contributions to these plans were $17.9 million, $15.0 million and $14.2 million in 2019, 2018 and 2017.

Deferred Compensation

We maintain a non-qualified deferred compensation plan for certain Team Members. This plan provides for a minimum and maximum deferral percentage of the Team Member’s base salary and bonus, as determined by the Retirement Plan Committee. We established and maintained a deferred compensation liability for this plan. As of December 28, 2019 and December 29, 2018, these liabilities were $15.0 million and $12.2 million.

15.	Share-Based Compensation:

Overview

We grant share-based compensation awards to our Team Members and members of our Board of Directors as provided for under our 2014 Long-Term Incentive Plan (“2014 LTIP”), which was approved by our shareholders on May 14, 2014. In 2019, 2018 and 2017, we granted share-based compensation in the form of restricted stock units (“RSUs”) or deferred stock units (“DSUs”). No share-based compensation was granted in the form of stock appreciation rights (“SARs”) in 2019, 2018 and 2017. Our grants, which have three methods of measuring fair value, generally include a time-based service, a performance-based or a market-based portion, which collectively represent the target award.

As of December 28, 2019, the aggregate intrinsic value of outstanding and exercisable time-based and performance-based SARs was insignificant. In 2019, 2018 and 2017, all related activity related to SARs, including grants, exercises and forfeitures, was insignificant.

At December 28, 2019, there were 4.9 million shares of common stock available for future issuance under the 2014 LTIP based on management’s current estimate of the probable vesting outcome for performance-based awards. We issue new shares of common stock upon exercise of SARs. Shares forfeited and shares withheld for payment of taxes due become available for reissuance and are included in availability. Availability also includes shares that became available for reissuance in connection with the exercise of SARs.

Restricted Stock Units

For time-based RSUs, the fair value of each award was determined based on the market price of our common stock on the date of grant. Time-based RSUs generally vest over a three-year period in equal annual installments beginning on the first anniversary of the grant date. During the vesting period, holders of RSUs are entitled to receive dividend equivalents, but are not entitled to voting rights.

For performance-based RSUs, the fair value of each award was determined based on the market price of our common stock on the date of grant. Performance-based awards generally may vest following a three-year period subject to our achievement of certain financial goals as specified in the grant agreements. Depending on our results during the three-year performance period, the actual number of awards vesting at the end of the period generally ranges from 0% to 200% of the performance award. Performance-based RSUs generally do not have dividend equivalent rights and do not have voting rights until the shares are earned and issued following the applicable performance period. The number of performance-based awards outstanding is based on the number of awards that we believed were probable of vesting at December 28, 2019. Performance-based RSU’s granted during 2019 are presented as grants in the table at their respective target levels. The change in units based on performance represents the change in the number of granted awards expected to vest based on the updated probability assessment as of December 28, 2019. Compensation expense for performance-based awards of $7.8 million, $5.4 million, and $13.6 million in 2019, 2018 and 2017, was determined based on management’s estimate of the probable vesting outcome.

For market-based RSUs, the fair value of each award was determined using a Monte Carlo simulation model. The model uses multiple input variables that determined the probability of satisfying the market condition requirements as follows:

Monte Carlo Simulation Model Assumptions	2019	2018	2017
Risk-free interest rate (1)	2.5%	2.4%	1.6%
Expected dividend yield	0.2%	0.2%	0.2%
Expected stock price volatility (2)	33.5%	34.0%	26.2%

(1)	The risk-free interest rate is based on the U.S. Treasury constant maturity interest rate having term consistent with the vesting period of the award.

(2)	Expected volatility is determined based on historical volatility over a matching look-back period and is consistent with the correlation coefficients between our stock prices and our peer group.

Additionally, we estimated a liquidity discount of 10.5% using the Chaffe Protective Put Method to adjust the fair value for the post-vest restrictions. Market-based RSU’s vesting depends on our relative total shareholder return among a designated group of peer companies during a three-year period and will be subject to a one-year holding period after vesting.

The following table summarizes activity for time-based, performance-based and market-based RSUs in 2019:

	Time-Based		Performance-Based		Market-Based
(in thousands, except per share data)	Number of Awards	Weighted-Average Grant Date Fair Value	Number of Awards	Weighted-Average Grant Date Fair Value	Number of Awards	Weighted-Average Grant Date Fair Value
Nonvested at December 29, 2018	410	$132.49	125	$126.19	53	$133.78
Granted	279	157.31	39	159.80	28	165.70
Change in units based on performance	—	—	(6)	120.72	—	—
Vested	(164)	133.97	(17)	160.94	—	—
Forfeited	(65)	140.11	(14)	128.10	(8)	142.01
Nonvested at December 28, 2019	460	$145.95	127	$132.03	73	145.08

The following table summarizes certain information concerning activity for time-based, performance-based and market-based RSUs:

	Year Ended
(in thousands, except per share data)	December 28, 2019	December 29, 2018	December 30, 2017
Time-based:
Weighted average fair value of RSUs granted	$157.31	$130.12	$131.01
Total grant date fair value of RSUs vested	$21,955	$17,527	$13,578
Performance-based:
Weighted average fair value of RSUs granted	$159.80	$119.08	$146.42
Total grant date fair value of RSUs vested	$2,666	$9,224	$7,823
Market-based:
Weighted average fair value of RSUs granted	$165.70	$131.48	$139.33
Total grant date fair value of RSUs vested	$—	$—	$—

As of December 28, 2019, the maximum potential payout under our currently outstanding performance-based and market-based RSUs were 289 thousand and 146 thousand units.

Other Considerations

Total income tax benefit related to share-based compensation expense for 2019, 2018 and 2017 was $9.4 million, $6.8 million and $15.3 million.

As of December 28, 2019, there was $59.8 million of unrecognized compensation expense related to all share-based awards that was expected to be recognized over a weighted average period of 1.5 years.

Deferred Stock Units (“DSUs”)

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

We granted 12 thousand DSUs in 2019. The weighted average fair value of DSUs granted during 2019, 2018 and 2017 was $156.47, $127.14, and $125.34. The DSUs are awarded at a price equal to the market price of our underlying common stock on the date of the grant. For 2019, 2018 and 2017, we recognized $1.9 million, $1.9 million and $1.5 million of share-based compensation expense for these DSU grants.

Employee Stock Purchase Plan

We also offer an employee stock purchase plan (“ESPP”). Under the ESPP, eligible Team Members may elect salary deferrals to purchase our common stock at a discount of 10% from its fair market value on the date of purchase. There are annual limitations on the amounts a Team Member may elect of either $25 thousand per Team Member or 10% of compensation, whichever is less. As of December 28, 2019, there were 1.0 million shares available to be issued under the ESPP.

16.	Accumulated Other Comprehensive Loss:

Accumulated other comprehensive loss, net of tax, consisted of the following:

(in thousands)	Unrealized Gain (Loss) on Postretirement Plan	Foreign Currency Translation	Accumulated Other Comprehensive (Loss) Income
Balance, December 31, 2016	$1,952	$(41,653)	$(39,701)
2017 activity	(194)	14,941	14,747
Balance, December 30, 2017	1,758	(26,712)	(24,954)
2018 activity	(294)	(18,945)	(19,239)
Balance, December 29, 2018	1,464	(45,657)	(44,193)
2019 activity	(142)	9,766	9,624
Balance, December 28, 2019	$1,322	$(35,891)	$(34,569)

17.	Condensed Consolidating Financial Statements:

Certain 100% wholly owned domestic subsidiaries of Advance, including its Material Subsidiaries (as defined in the 2017 Credit Agreement) serve as guarantors of Advance’s senior unsecured notes (“Guarantor Subsidiaries”). The subsidiary guarantees related to Advance’s senior unsecured notes are full and unconditional, joint and several and there are no restrictions on the ability of Advance to obtain funds from its Guarantor Subsidiaries. Certain of Advance’s wholly owned subsidiaries, including all of its foreign subsidiaries and captive insurance subsidiary, do not serve as guarantors of Advance’s senior unsecured notes (“Non-Guarantor Subsidiaries”).

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

Condensed Consolidating Balance Sheet
As of December 28, 2019

(in thousands)	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$285,100	$133,565	$—	$418,665
Receivables, net	1,529	646,686	41,254	—	689,469
Inventories	—	4,233,562	198,606	—	4,432,168
Other current assets	12,710	150,316	3,442	(11,227)	155,241
Total current assets	14,239	5,315,664	376,867	(11,227)	5,695,543
Property and equipment, net of accumulated depreciation	54	1,423,920	9,239	—	1,433,213
Operating lease right-of-use assets	—	2,325,170	40,155	—	2,365,325
Goodwill	—	943,364	48,876	—	992,240
Intangible assets, net	—	670,386	39,370	—	709,756
Other assets	2,358	38,311	14,137	(2,358)	52,448
Investment in subsidiaries	4,445,209	550,910	—	(4,996,119)	—
Intercompany note receivable	749,354	—	—	(749,354)	—
Due from intercompany, net	—	571,981	342,832	(914,813)	—
	$5,211,214	$11,839,706	$871,476	$(6,673,871)	$11,248,525
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$—	$3,231,927	$190,060	$—	$3,421,987
Accrued expenses	—	523,518	23,572	(11,227)	535,863
Other current liabilities	—	508,811	11,041	—	519,852
Total current liabilities	—	4,264,256	224,673	(11,227)	4,477,702
Long-term debt	747,320	—	—	—	747,320
Noncurrent operating lease liabilities	—	1,986,039	31,120	—	2,017,159
Deferred income taxes	—	320,822	15,549	(2,358)	334,013
Other long-term liabilities	—	74,026	49,224	—	123,250
Intercompany note payable	—	749,354	—	(749,354)	—
Due to intercompany, net	914,813	—	—	(914,813)	—
Commitments and contingencies
Stockholders' equity	3,549,081	4,445,209	550,910	(4,996,119)	3,549,081
	$5,211,214	$11,839,706	$871,476	$(6,673,871)	$11,248,525

Condensed Consolidating Balance Sheet
As of December 29, 2018

(in thousands)	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$785,605	$110,922	$—	$896,527
Receivables, net	—	590,269	34,703	—	624,972
Inventories	—	4,182,973	179,574	—	4,362,547
Other current assets	3,103	191,318	3,987	—	198,408
Total current assets	3,103	5,750,165	329,186	—	6,082,454
Property and equipment, net of accumulated depreciation	77	1,359,980	8,928	—	1,368,985
Goodwill	—	943,364	46,873	—	990,237
Intangible assets, net	—	510,586	40,007	—	550,593
Other assets	2,408	47,815	564	(2,408)	48,379
Investment in subsidiaries	3,945,862	474,772	—	(4,420,634)	—
Intercompany note receivable	1,048,993	—	—	(1,048,993)	—
Due from intercompany, net	—	102,886	297,580	(400,466)	—
	$5,000,443	$9,189,568	$723,138	$(5,872,501)	$9,040,648
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$—	$2,954,632	$218,158	$—	$3,172,790
Accrued expenses	3,444	603,460	16,237	—	623,141
Other current liabilities	—	91,994	(1,975)	—	90,019
Total current liabilities	3,444	3,650,086	232,420	—	3,885,950
Long-term debt	1,045,720	—	—	—	1,045,720
Deferred income taxes	—	306,127	14,634	(2,408)	318,353
Other long-term liabilities	—	238,500	1,312	—	239,812
Intercompany note payable	—	1,048,993	—	(1,048,993)	—
Due to intercompany, net	400,466	—	—	(400,466)	—
Commitments and contingencies
Stockholders' equity	3,550,813	3,945,862	474,772	(4,420,634)	3,550,813
	$5,000,443	$9,189,568	$723,138	$(5,872,501)	$9,040,648

Condensed Consolidating Statement of Operations
For the Year Ended December 28, 2019

(in thousands)	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$9,342,240	$568,522	$(201,759)	$9,709,003
Cost of sales, including purchasing and warehousing costs	—	5,252,418	336,110	(134,271)	5,454,257
Gross profit	—	4,089,822	232,412	(67,488)	4,254,746
Selling, general and administrative expenses	28,216	3,503,529	160,717	(114,896)	3,577,566
Operating (loss) income	(28,216)	586,293	71,695	47,408	677,180
Other, net:
Interest expense	(37,366)	(2,310)	(222)	—	(39,898)
Other income (expense), net	66,842	(16,274)	(2,695)	(47,409)	464
Total other, net	29,476	(18,584)	(2,917)	(47,409)	(39,434)
Income before provision for income taxes	1,260	567,709	68,778	(1)	637,746
Provision for income taxes	2,429	131,885	16,537	(1)	150,850
(Loss) income before equity in earnings of subsidiaries	(1,169)	435,824	52,241	—	486,896
Equity in earnings of subsidiaries	488,065	52,241	—	(540,306)	—
Net income	$486,896	$488,065	$52,241	$(540,306)	$486,896

Condensed Consolidating Statement of Operations
For the Year Ended December 29, 2018

(in thousands)	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$9,225,772	$519,883	$(165,101)	$9,580,554
Cost of sales, including purchasing and warehousing costs	—	5,169,076	357,166	(165,101)	5,361,141
Gross profit	—	4,056,696	162,717	—	4,219,413
Selling, general and administrative expenses	20,235	3,547,645	98,412	(51,154)	3,615,138
Operating (loss) income	(20,235)	509,051	64,305	51,154	604,275
Other, net:
Interest (expense) income	(52,253)	(4,336)	1	—	(56,588)
Other income (expense), net	73,174	(6,961)	(7,482)	(51,154)	7,577
Total other, net	20,921	(11,297)	(7,481)	(51,154)	(49,011)
Income before provision for income taxes	686	497,754	56,824	—	555,264
Provision for income taxes	2,519	117,015	11,883	—	131,417
(Loss) income before equity in earnings of subsidiaries	(1,833)	380,739	44,941	—	423,847
Equity in earnings of subsidiaries	425,680	44,941	—	(470,621)	—
Net income	$423,847	$425,680	$44,941	$(470,621)	$423,847

Condensed Consolidating Statement of Operations
For the Year Ended December 30, 2017

(in thousands)	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$9,034,790	$550,450	$(211,456)	$9,373,784
Cost of sales, including purchasing and warehousing costs	—	5,107,063	393,128	(211,456)	5,288,735
Gross profit	—	3,927,727	157,322	—	4,085,049
Selling, general and administrative expenses	30,478	3,453,406	82,155	(51,202)	3,514,837
Operating (loss) income	(30,478)	474,321	75,167	51,202	570,212
Other, net:
Interest (expense) income	(52,305)	(6,496)	—	—	(58,801)
Other income (expense), net	83,840	(17,729)	(6,061)	(51,202)	8,848
Total other, net	31,535	(24,225)	(6,061)	(51,202)	(49,953)
Income before provision for income taxes	1,057	450,096	69,106	—	520,259
Provision for income taxes	641	32,623	11,490	—	44,754
Income before equity in earnings of subsidiaries	416	417,473	57,616	—	475,505
Equity in earnings of subsidiaries	475,089	57,616	—	(532,705)	—
Net income	$475,505	$475,089	$57,616	$(532,705)	$475,505

Condensed Consolidating Statement of Comprehensive Income
For the Year Ended December 28, 2019

(in thousands)	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$486,896	$488,065	$52,241	$(540,306)	$486,896
Other comprehensive income:
Changes in net unrecognized other postretirement benefit costs	—	(142)	—	—	(142)
Currency translation adjustments	—	—	9,766	—	9,766
Equity in other comprehensive income of subsidiaries	9,624	9,766	—	(19,390)	—
Total other comprehensive income	9,624	9,624	9,766	(19,390)	9,624
Comprehensive income	$496,520	$497,689	$62,007	$(559,696)	$496,520

Condensed Consolidating Statement of Comprehensive Income
For the Year Ended December 29, 2018

(in thousands)	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$423,847	$425,680	$44,941	$(470,621)	$423,847
Other comprehensive loss:
Changes in net unrecognized other postretirement benefit costs	—	(294)	—	—	(294)
Currency translation adjustments	—	—	(18,945)	—	(18,945)
Equity in other comprehensive loss of subsidiaries	(19,239)	(18,945)	—	38,184	—
Total other comprehensive loss	(19,239)	(19,239)	(18,945)	38,184	(19,239)
Comprehensive income	$404,608	$406,441	$25,996	$(432,437)	$404,608

Condensed Consolidating Statement of Comprehensive Income
For the Year Ended December 30, 2017

(in thousands)	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$475,505	$475,089	$57,616	$(532,705)	$475,505
Other comprehensive income:
Changes in net unrecognized other postretirement benefit costs	—	(194)	—	—	(194)
Currency translation adjustments	—	—	14,941	—	14,941
Equity in other comprehensive income of subsidiaries	14,747	14,941	—	(29,688)	—
Total other comprehensive income	14,747	14,747	14,941	(29,688)	14,747
Comprehensive income	$490,252	$489,836	$72,557	$(562,393)	$490,252

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 28, 2019

(in thousands)	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$—	$845,364	$21,545	$—	$866,909
Cash flows from investing activities:
Purchases of property and equipment	—	(268,342)	(1,787)	—	(270,129)
Purchase of an indefinite-lived intangible asset	—	(201,519)	—	—	(201,519)
Proceeds from sales of property and equipment	—	8,708	1	—	8,709
Net cash used in investing activities	—	(461,153)	(1,786)	—	(462,939)
Cash flows from financing activities:
(Decrease) increase in bank overdrafts	—	(61,902)	2,563	—	(59,339)
Redemption of senior unsecured notes	—	(310,047)	—	—	(310,047)
Dividends paid	—	(17,185)	—	—	(17,185)
Proceeds from the issuance of common stock	—	3,334	—	—	3,334
Repurchases of common stock	—	(498,435)	—	—	(498,435)
Other, net	—	(481)	—	—	(481)
Net cash (used in) provided by financing activities	—	(884,716)	2,563	—	(882,153)
Effect of exchange rate changes on cash	—	—	321	—	321
Net (decrease) increase in cash and cash equivalents	—	(500,505)	22,643	—	(477,862)
Cash and cash equivalents, beginning of period	—	785,605	110,922	—	896,527
Cash and cash equivalents, end of period	$—	$285,100	$133,565	$—	$418,665

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 29, 2018

(in thousands)	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$—	$753,948	$57,080	$—	$811,028
Cash flows from investing activities:
Purchases of property and equipment	—	(192,156)	(1,559)	—	(193,715)
Proceeds from sales of property and equipment	—	1,842	46	—	1,888
Other, net	—	—	—	—	—
Net cash used in investing activities	—	(190,314)	(1,513)	—	(191,827)
Cash flows from financing activities:
Increase (decrease) in bank overdrafts	—	35,280	(3,266)	—	32,014
Borrowings under credit facilities	—	—	—	—	—
Payments on credit facilities	—	—	—	—	—
Dividends paid	—	(17,819)	—	—	(17,819)
Proceeds from the issuance of common stock	—	3,200	—	—	3,200
Repurchases of common stock	—	(281,354)	—	—	(281,354)
Other, net	(23)	44	—	23	44
Net cash used in financing activities	(23)	(260,649)	(3,266)	23	(263,915)
Effect of exchange rate changes on cash	—	—	(5,696)	—	(5,696)
Net (decrease) increase in cash and cash equivalents	(23)	302,985	46,605	23	349,590
Cash and cash equivalents, beginning of period	23	482,620	64,317	(23)	546,937
Cash and cash equivalents, end of period	$—	$785,605	$110,922	$—	$896,527

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 30, 2017

(in thousands)	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$—	$593,091	$7,714	$—	$600,805
Cash flows from investing activities:
Purchases of property and equipment	—	(187,993)	(1,765)	—	(189,758)
Proceeds from sales of property and equipment	—	11,085	14	—	11,099
Other, net	—	480	(460)	—	20
Net cash used in investing activities	—	(176,428)	(2,211)	—	(178,639)
Cash flows from financing activities:
Increase (decrease) in bank overdrafts	—	16,290	(2,286)	—	14,004
Borrowings under credit facilities	—	534,400	—	—	534,400
Payments on credit facilities	—	(534,400)	—	—	(534,400)
Dividends paid	—	(17,854)	—	—	(17,854)
Proceeds from the issuance of common stock	—	4,076	—	—	4,076
Repurchases of common stock	—	(6,498)	—	—	(6,498)
Other, net	1	(8,600)	—	(1)	(8,600)
Net cash provided by (used in) financing activities	1	(12,586)	(2,286)	(1)	(14,872)
Effect of exchange rate changes on cash	—	—	4,465	—	4,465
Net increase in cash and cash equivalents	1	404,077	7,682	(1)	411,759
Cash and cash equivalents, beginning of period	22	78,543	56,635	(22)	135,178
Cash and cash equivalents, end of period	$23	$482,620	$64,317	$(23)	$546,937

18.	Quarterly Financial Data (unaudited):

The following table summarizes quarterly financial data for 2019 and 2018:

2019	First	Second	Third	Fourth
(in thousands, except per share data)	(16 weeks)	(12 weeks)	(12 weeks)	(12 weeks)
Net sales	$2,952,036	$2,332,246	$2,312,106	$2,112,614
Gross profit	$1,304,612	$1,009,438	$1,011,926	$928,769
Net income	$142,500	$124,820	$123,669	$95,907

Basic earnings per common share	$1.99	$1.74	$1.76	$1.39
Diluted earnings per common share	$1.98	$1.73	$1.75	$1.38

2018	First	Second	Third	Fourth
(in thousands, except per share data)	(16 weeks)	(12 weeks)	(12 weeks)	(12 weeks)
Net sales	$2,873,848	$2,326,652	$2,274,982	$2,105,072
Gross profit	$1,272,284	$1,011,559	$1,006,927	$928,643
Net income	$136,727	$117,836	$115,843	$53,441

Basic earnings per common share	$1.85	$1.59	$1.57	$0.74
Diluted earnings per common share	$1.84	$1.59	$1.56	$0.74

Quarterly and year-to-date computations of amounts are made independently. Therefore, the sum of amounts for the quarters may not be equal the amounts for the year.

Advance Auto Parts, Inc.
Schedule II - Valuation and Qualifying Accounts
(in thousands)

Allowance for doubtful accounts receivable	Balance at Beginning of Period	Charges to Expenses	Deductions(1)	Balance at End of Period
December 30, 2017	$29,164	$20,110	$(31,055)	$18,219
December 29, 2018	$18,219	$18,445	$(18,622)	$18,042
December 28, 2019	$18,042	$11,949	$(15,742)	$14,249

(1)	Accounts written off during the period. These amounts did not impact our statement of operations for any year presented.

Other valuation and qualifying accounts have not been reported in this schedule because they are either not applicable or because the information has been included elsewhere in this report.

EXHIBIT INDEX

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith
2.1	Agreement and Plan of Merger by and among Advance Auto Parts, Inc., Generator Purchase, Inc., General Parts International, Inc. and Shareholder Representative Services LLC (as the Shareholder Representative), Dated as of October 15, 2013	10-K	2.1	2/25/2014
3.1	Restated Certificate of Incorporation of Advance Auto Parts, Inc. (“Advance Auto”) (as amended effective as of May 24, 2017).	10-Q	3.1	8/14/2018
3.2	Amended and Restated Bylaws of Advance Auto Parts, Inc., effective May 24, 2017	10-Q	3.2	5/22/2018
4.0	Description of Securities Registered under Section 12 of the Securities Act of 1934, as amended.				X
4.1	Indenture, dated as of April 29, 2010, among Advance Auto Parts, Inc., each of the Subsidiary Guarantors from time to time party thereto and Wells Fargo Bank, National Association, as Trustee.	8-K	4.1	4/29/2010
4.2	Second Supplemental Indenture dated as of May 27, 2011 to the Indenture dated as of April 29, 2010 among Advance Auto Parts, Inc. as Issuer, each of the Subsidiary Guarantors from time to time party thereto and Wells Fargo Bank, National Association, as Trustee.	8-K	10.45	6/3/2011
4.3	Third Supplemental Indenture dated as of January 17, 2012 among Advance Auto Parts, Inc., each of the Subsidiary Guarantors from time to time party thereto and Wells Fargo Bank, National Association, as Trustee.	8-K	4.4	1/17/2012
4.4	Fourth Supplemental Indenture, dated as of December 21, 2012 among Advance Auto Parts, Inc., each of the Subsidiary Guarantors from time to time party thereto and Wells Fargo Bank, National Association, as Trustee.	8-K	4.5	12/21/2012
4.5	Fifth Supplemental Indenture, dated as of April 19, 2013 among Advance Auto Parts, Inc., each of the Subsidiary Guarantors from time to time party thereto and Wells Fargo Bank, National Association, as Trustee.	8-K	4.6	4/19/2013
4.6	Sixth Supplemental Indenture, dated as of December 3, 2013, among Advance Auto Parts, Inc., each of the Subsidiary Guarantors from time to time party thereto and Wells Fargo Bank, National Association, as Trustee.	8-K	4.7	12/9/2013
4.7	Form of 4.500% Note due 2022.	8-K	4.5	1/17/2012
4.8	Form of 4.500% Note due 2023.	8-K	4.7	12/9/2013
4.9	Seventh Supplemental Indenture, dated as of February 28, 2014, among Advance Auto Parts, Inc., each of the Subsidiary Guarantors from time to time party thereto and Wells Fargo Bank, National Association, as Trustee.	10-Q	4.11	5/28/2014
10.1	Form of Indemnification Agreement between Advance Auto Parts and each of its Directors.	8-K	10.19	5/20/2004
10.2	Advance Auto Parts, Inc. 2004 Long-Term Incentive Plan (amended as of April 17, 2008).	10-Q	10.19	5/29/2008

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith
10.3	Advance Auto Parts, Inc. Deferred Stock Unit Plan for Non-Employee Directors and Selected Executives (as amended January 1, 2008), including First Amendment to the Advance Auto Parts, Inc. Deferred Stock Unit Plan for Non-Employee Directors and Selected Executives (as amended and restated effective as of January 1, 2009) and Second Amendment to the Advance Auto Parts, Inc. Deferred Stock Unit Plan for Non-Employee Directors and Selected Executives (as amended and restated effective as of January 1, 2010).	10-K	10.17	3/1/2011
10.4	Advance Auto Parts, Inc. Deferred Compensation Plan (as amended January 1, 2008), including First Amendment to the Advance Auto Parts, Inc. Deferred Compensation Plan (as amended and restated effective as of January 1, 2009) and Second Amendment to the Advance Auto Parts, Inc. Deferred Compensation Plan (as amended and restated effective as of January 1, 2010).	10-K	10.19	3/1/2011
10.5	Form of Advance Auto Parts, Inc. SAR Award Agreement under 2004 Long-Term Incentive Plan.	10-K	10.33	2/28/2012
10.6	Supplement No. 1 to Guarantee Agreement.	8-K	10.1	12/21/2012
10.7	Third Amendment to the Advance Auto Parts, Inc. Deferred Compensation Plan (Effective as of January 1, 2013).	10-K	10.33	2/25/2013
10.8	Third Amendment to the Advance Auto Parts, Inc. Deferred Stock Unit Plan for Non-Employee Directors and Selected Executives (Effective as of January 1, 2013).	10-K	10.34	2/25/2013
10.9	Form of Advance Auto Parts, Inc. SARs Award Agreement and Restricted Stock Unit Award Agreement under 2004 Long-Term Incentive Plan.	10-K	10.36	2/25/2013
10.10	Credit Agreement, dated as of December 5, 2013, among Advance Auto Parts, Inc. Advance Stores Company, Incorporated, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent.	8-K	10.1	12/9/2013
10.11	Guarantee Agreement, dated as of December 5, 2013, among Advance Auto Parts, Inc. Advance Stores Company, Incorporated, the other lenders from time to time party lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent for the lenders.	8-K	10.2	12/9/2013
10.12	Supplement No. 1 to Guarantee Agreement.	10-K	10.45	2/25/2014
10.13	Form of Advance Auto Parts, Inc. SARs Award Agreement and Restricted Stock Unit Award Agreement.	10-K	10.48	2/25/2014
10.14	Fourth Amendment to the Advance Auto Parts, Inc. Deferred Compensation Plan (As Amended and Restated Effective as of January 1, 2008).	10-K	10.51	3/3/2015
10.15	Fourth Amendment to the Advance Auto Parts, Inc. Deferred Stock Unit Plan for Non-Employee Directors and Selected Executives (As Amended and Restated Effective as of January 1, 2008).	10-K	10.52	3/3/2015
10.16	Fifth Amendment to the Advance Auto Parts, Inc. Deferred Compensation Plan (As Amended and Restated Effective as of January 1, 2008).	10-K	10.53	3/3/2015
10.17	Fifth Amendment to the Advance Auto Parts, Inc. Deferred Stock Unit Plan for Non-Employee Directors and Selected Executives (As Amended and Restated Effective as of January 1, 2008).	10-K	10.54	3/3/2015
10.18	Agreement, dated as of November 11, 2015, by and among Advance Auto Parts, Inc. and Starboard.	8-K	10.1	11/13/2015

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith
10.19	Employment Agreement effective March 28, 2016 between Advance Auto Parts, Inc. and Thomas Greco.	10-Q	10.1	5/31/2016
10.20	First Amendment to Employment Agreement effective April 2, 2016 between Advance Auto Parts, Inc. and Thomas R. Greco.	10-Q	10.2	5/31/2016
10.21	2016 Restricted Stock Unit Award Agreement (Sign-on Award - Time-Based) between Advance Auto Parts, Inc. and Thomas Greco dated April 14, 2016.	10-Q	10.4	5/31/2016
10.22	2016 time-Based SARs Award Agreement (Stock Settled - Inducement Award) between Advance Auto Parts, Inc. and Thomas Greco dated April 14, 2016.	10-Q	10.5	5/31/2016
10.23	Form of Restricted Stock Unit Award Agreement between Advance Auto Parts, Inc. and Thomas Greco.	10-Q	10.7	5/31/2016
10.24	Credit Agreement, dated as January 31, 2017, among Advance Auto Parts, Inc., Advance Stores Company, Incorporated, the lenders party thereto, and Bank of America, N.A., as Administrative Agent.	8-K	10.1	2/6/2017
10.25	Guarantee Agreement, dated as of January 31, 2017, among Advance Auto Parts, Inc., Advance Stores Company, Incorporated, the other guarantors from time to time party thereto and Bank of America, N.A., as administrative agent for the lenders.	8-K	10.2	2/6/2017
10.26	Employment Agreement effective August 21, 2016 between Advance Auto Parts, Inc. and Robert B. Cushing.	10-K	10.50	2/28/2017
10.27	Sixth Amendment to the Advance Auto Parts, Inc. Deferred Compensation Plan (As Amended and Restated Effective as of January 1, 2008).	10-K	10.54	2/28/2017
10.28	Sixth Amendment to the Advance Auto Parts, Inc. Deferred Stock Unit Plan for Non-Employee Directors and Selected Executives (As Amended and Restated Effective as of January 1, 2008).	10-K	10.55	2/28/2017
10.29	Seventh Amendment to the Advance Auto Parts, Inc. Deferred Stock Unit Plan for Non-Employee Directors and Selected Executives (As Amended and Restated Effective as of January 1, 2008).	10-K	10.56	2/28/2017
10.30	Form of 2015 Advance Auto Parts, Inc. SARs Award Agreement.	10-K	10.58	2/28/2017
10.31	Advance Auto Parts, Inc. 2017 Amended and Restated Executive Incentive Plan	DEF14A	Appendix A	4/6/2017
10.32	Amendment No. 1 to Credit Agreement, dated as of January 31, 2018, among Advance Auto Parts, Inc., Advance Stores Company, Incorporated, the lenders party thereto, and Bank of America, N.A., as Administrative Agent.	8-K	10.1	2/6/2018
10.33	7th Amendment to Advance Auto Parts, Inc. Deferred Compensation Plan (As Amended and Restated Effective as of January 1, 2008).	10-K	10.57	2/21/2018
10.34	8th Amendment to Advance Auto Parts, Inc. Deferred Stock Unit Plan for Non-Employee Directors and Selected Executives (As Amended and Restated Effective as of January 1, 2008).	10-K	10.58	2/21/2018
10.35	Employment Agreement effective September 17, 2018 between Advance Auto Parts, Inc. and Jeffrey W. Shepherd.	10-Q	10.1	11/13/2018

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith
10.36	Amendment No. 2 to the Credit Agreement, dated as of January 10, 2019, among Advance Auto Parts, Inc., Advance Stores Company, Incorporated, the lenders party thereto, and Bank of America, N.A., as Administrative Agent.	8-K	10.1	10/15/2018
10.37	Employment Agreement effective February 6, 2018 between Advance Auto Parts, Inc. and Michael T. Broderick.	10-K	10.52	2/9/2019
10.38	Employment Agreement effective October 3, 2018 between Advance Auto Parts, Inc. and Reuben E. Slone.	10-K	10.53	2/9/2019
10.39	Form of 2017 Advance Auto Parts, Inc. Performance-Based Restricted Stock Unit Award Agreement.	10-K	10.54	2/9/2019
10.40	Form of 2018 Advance Auto Parts, Inc. Performance-Based Restricted Stock Unit Award Agreement.	10-K	10.55	2/9/2019
10.41	Form of 2018 Advance Auto Parts, Inc. Time-Based Restricted Stock Unit Award Agreement.	10-K	10.56	2/9/2019
10.42	Advance Auto Parts, Inc. 2004 Long-Term Incentive Plan (as amended effective August 7, 2018).	10-K	10.57	2/9/2019
10.43	2018 Restricted Stock Unit Award Agreement (Performance-Based) between Advance Auto Parts, Inc. and Rueben E. Slone dated November 19, 2018.	10-K	10.58	2/9/2019
10.44	Description of Non-Employee Director Compensation.				X
21.1	Subsidiaries of Advance Auto Parts, Inc.				X
23.1	Consent of Deloitte & Touche LLP.				X
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension Schema Document.				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X
104.1	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit.				X

Item 16. Form 10-K Summary.

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCE AUTO PARTS, INC.
Dated:	February 18, 2020	By:	/s/ Jeffrey W. Shepherd
Jeffrey W. Shepherd
Executive Vice President, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas R. Greco	President and Chief Executive Officer and Director	February 18, 2020
Thomas R. Greco	(Principal Executive Officer)

/s/ Jeffrey W. Shepherd	Executive Vice President, Chief Financial Officer	February 18, 2020
Jeffrey W. Shepherd	(Principal Financial Officer)

/s/ Andrew E. Page	Senior Vice President, Controller and Chief Accounting Officer	February 18, 2020
Andrew E. Page	(Principal Accounting Officer)

/s/ Jeffrey C. Smith	Chairman and Director	February 18, 2020
Jeffrey C. Smith

/s/ John F. Bergstrom	Director	February 18, 2020
John F. Bergstrom

/s/ Brad W. Buss	Director	February 18, 2020
Brad W. Buss

/s/ John F. Ferraro	Director	February 18, 2020
John F. Ferraro

Director
Adriana Karaboutis

/s/ Eugene I. Lee, Jr.	Director	February 18, 2020
Eugene I. Lee, Jr.

/s/ Nigel Travis	Director	February 18, 2020
Nigel Travis

/s/ Douglas A. Pertz	Director	February 18, 2020
Douglas A. Pertz

/s/ Jeffrey J. Jones II	Director	February 18, 2020
Jeffrey J. Jones II

/s/ Sharon L. McCollam	Director	February 18, 2020
Sharon L. McCollam