Form 10-Q
period 2020-04-18
ADVANCE AUTO PARTS INC
filed 2020-05-19
CIK 1158449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q
________________________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 18, 2020

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

As of May 15, 2020, the number of shares of the registrant’s common stock outstanding was 69,101,221 shares.

NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain statements herein are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are usually identifiable by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “likely,” “may,” “plan,” “position,” “possible,” “potential,” “probable,” “project,” “should,” “strategy,” “will,” or similar language. All statements other than statements of historical fact are forward-looking statements, including, but not limited to, statements about our strategic initiatives, operational plans and objectives, and future business and financial performance, as well as statements regarding underlying assumptions related thereto. Forward-looking statements reflect our views based on historical results, current information and assumptions related to future developments. Except as may be required by law, we undertake no obligation to update any forward-looking statements made herein. Forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those projected or implied by the forward-looking statements. They include, among others, factors related to the timing and implementation of strategic initiatives, the highly competitive nature of our industry, demand for our products and services, complexities in our inventory and supply chain, challenges with transforming and growing our business and factors related to the current global pandemic. Please refer to “Item 1A. Risk Factors.” of our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission, as updated by our subsequent filings with the Commission, for a description of these and other risks and uncertainties that could cause actual results to differ materially from those projected or implied by the forward-looking statements.

PART I.  FINANCIAL INFORMATION

ITEM 1.CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except per share data) (Unaudited)

	April 18, 2020	December 28, 2019
Assets
Current assets:
Cash and cash equivalents	$1,279,838	$418,665
Receivables, net	627,405	689,469
Inventories	4,526,003	4,432,168
Other current assets	138,749	155,241
Total current assets	6,571,995	5,695,543
Property and equipment, net of accumulated depreciation of $2,081,478 and $2,037,849	1,444,478	1,433,213
Operating lease right-of-use assets	2,319,511	2,365,325
Goodwill	989,112	992,240
Intangible assets, net	698,032	709,756
Other assets	49,444	52,448
	$12,072,572	$11,248,525
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,304,207	$3,421,987
Accrued expenses	528,156	535,863
Short-term borrowings on revolving credit facility	500,000	—
Other current liabilities	498,686	519,852
Total current liabilities	4,831,049	4,477,702
Long-term debt	1,241,094	747,320
Noncurrent operating lease liabilities	1,996,156	2,017,159
Deferred income taxes	333,265	334,013
Other long-term liabilities	133,979	123,250
Commitments and contingencies
Stockholders’ equity:
Preferred stock, nonvoting, $0.0001 par value	—	—
Common stock, voting, $0.0001 par value	8	8
Additional paid-in capital	749,723	735,183
Treasury stock, at cost	(960,150)	(924,389)
Accumulated other comprehensive loss	(51,535)	(34,569)
Retained earnings	3,798,983	3,772,848
Total stockholders’ equity	3,537,029	3,549,081
	$12,072,572	$11,248,525

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands, except per share data) (Unaudited)

	Sixteen Weeks Ended
	April 18, 2020	April 20, 2019
Net sales	$2,697,882	$2,952,036
Cost of sales, including purchasing and warehousing costs	1,525,149	1,647,424
Gross profit	1,172,733	1,304,612
Selling, general and administrative expenses	1,094,308	1,096,672
Operating income	78,425	207,940
Other, net:
Interest expense	(12,243)	(14,944)
Other expense, net	(5,989)	(2,238)
Total other, net	(18,232)	(17,182)
Income before provision for income taxes	60,193	190,758
Provision for income taxes	16,605	48,258
Net income	$43,588	$142,500

Basic earnings per common share	$0.63	$1.99
Weighted average common shares outstanding	69,181	71,787
Diluted earnings per common share	$0.63	$1.98
Weighted average common shares outstanding	69,392	72,103

Condensed Consolidated Statements of Comprehensive Income
(In thousands) (Unaudited)

	Sixteen Weeks Ended
	April 18, 2020	April 20, 2019
Net income	$43,588	$142,500
Other comprehensive (loss) income:
Changes in net unrecognized other postretirement costs, net of tax of $23 and $17	66	95
Currency translation adjustments	(17,032)	4,060
Total other comprehensive (loss) income	(16,966)	4,155
Comprehensive income	$26,622	$146,655

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries Condensed Consolidated Statements of Changes in Stockholders’ Equity (In thousands, except per share data) (Unaudited)

	Sixteen Weeks Ended April 18, 2020
	Common Stock		Additional Paid-in Capital	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance, December 28, 2019	69,232	$8	$735,183	$(924,389)	$(34,569)	$3,772,848	$3,549,081
Net income	—	—	—	—	—	43,588	43,588
Total other comprehensive loss	—	—	—	—	(16,966)	—	(16,966)
Restricted stock units and deferred stock units vested	137	—	—	—	—	—	—
Share-based compensation	—	—	13,809	—	—	—	13,809
Stock issued under employee stock purchase plan	9	—	735	—	—	—	735
Repurchases of common stock	(277)	—	—	(35,761)	—	—	(35,761)
Cash dividends declared ($0.25 per common share)	—	—	—	—	—	(17,453)	(17,453)
Other	—	—	(4)	—	—	—	(4)
Balance, April 18, 2020	69,101	$8	$749,723	$(960,150)	$(51,535)	$3,798,983	$3,537,029

	Sixteen Weeks Ended April 20, 2019
	Common Stock		Additional Paid-in Capital	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance, December 29, 2018	72,460	$8	$694,797	$(425,954)	$(44,193)	$3,326,155	$3,550,813
Net income	—	—	—	—	—	142,500	142,500
Cumulative effect of accounting change from adoption of ASU 2016-02, net of tax						(23,165)	(23,165)
Total other comprehensive loss	—	—	—	—	4,155		4,155
Restricted stock units and deferred stock units vested	111	—	—	—	—	—	—
Share-based compensation	—	—	10,984	—	—	—	10,984
Stock issued under employee stock purchase plan	5	—	678	—	—	—	678
Repurchases of common stock	(840)	—	—	(134,291)	—	—	(134,291)
Cash dividends declared ($0.06 per common share)	—	—	—	—	—	(4,352)	(4,352)
Other	1	—	(99)	—	—	—	(99)
Balance, April 20, 2019	71,737	$8	$706,360	$(560,245)	$(40,038)	$3,441,138	$3,547,223

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands) (Unaudited)

	Sixteen Weeks Ended
	April 18, 2020	April 20, 2019
Cash flows from operating activities:
Net income	$43,588	$142,500
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	78,579	69,885
Share-based compensation	13,809	10,984
Loss and impairment of long-lived assets	981	125
Provision (benefit) for deferred income taxes	146	(250)
Other	434	11,348
Net change in:
Receivables, net	59,303	(58,757)
Inventories	(104,899)	(68,742)
Accounts payable	(112,459)	102,941
Accrued expenses	(1,824)	(62,751)
Other assets and liabilities, net	33,250	57,259
Net cash provided by operating activities	10,908	204,542
Cash flows from investing activities:
Purchases of property and equipment	(82,973)	(61,312)
Purchase of an indefinite-lived intangible asset	(230)	—
Proceeds from sales of property and equipment	71	553
Net cash used in investing activities	(83,132)	(60,759)
Cash flows from financing activities:
Decrease in bank overdrafts	—	(50,578)
Proceeds from borrowings on revolving credit facility	500,000	—
Proceeds from issuance of senior unsecured notes	498,240	—
Redemption of senior unsecured notes	—	(310,047)
Dividends paid	(21,593)	(8,723)
Proceeds from the issuance of common stock	735	678
Repurchases of common stock	(35,761)	(134,291)
Other, net	(4,763)	(215)
Net cash provided by (used in) financing activities	936,858	(503,176)
Effect of exchange rate changes on cash	(3,461)	196
Net increase (decrease) in cash and cash equivalents	861,173	(359,197)
Cash and cash equivalents, beginning of period	418,665	896,527
Cash and cash equivalents, end of period	$1,279,838	$537,330

Non-cash transactions:
Accrued purchases of property and equipment	$25,080	$14,194

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

1. Nature of Operations and Basis of Presentation:

Advance Auto Parts, Inc. and subsidiaries is a leading automotive aftermarket parts provider in North America, serving both professional installers (“Professional”), and “do-it-yourself” (“DIY”), customers. The accompanying condensed consolidated financial statements have been prepared by us and include the accounts of Advance Auto Parts, Inc., its wholly owned subsidiaries, Advance Stores Company, Incorporated (“Advance Stores”) and Neuse River Insurance Company, Inc., and their subsidiaries (collectively referred to as “Advance,” “we,” “us” or “our”).

As of April 18, 2020, we operated a total of 4,843 stores and 168 branches primarily within the United States, with additional locations in Canada, Puerto Rico and the U.S. Virgin Islands. In addition, as of April 18, 2020, we served 1,258 independently owned Carquest branded stores across the same geographic locations served by our stores and branches in addition to Mexico, the Bahamas, Turks and Caicos and the British Virgin Islands.

In March 2020, the World Health Organization categorized the COVID-19 outbreak as a pandemic (“the pandemic”). As a majority of our stores and facilities have remained open, we have taken additional measures to help protect the health and safety of our Team Members and customers. Such measures, among others, include the implementation of incremental pay and other labor-related benefits for Team Members and increased sanitation practices across Advance.

Government imposed restrictions and stay at home orders related to the pandemic occurred during our first quarter of 2020. These contributed to negative impacts to demand for our products and services, primarily during the last six weeks of the sixteen weeks ended April 18, 2020. While the majority of our stores remained opened, we adjusted our store operating hours to better align our variable operating cost, such as labor-related and utility expenses, with the lower demand.

In addition to macroeconomic factors, we considered the changes in our store operations, the increased cost to service our customers and the reduced demand for our product on the carrying value of our assets, including receivables, inventories, property and equipment, goodwill and other intangible assets. Although we have experienced negative financial impacts from the pandemic, they have not significantly affected the assumptions underpinning our long-term revenue and cash flow growth rates, operating models and business strategies and there was no material impairment of our various assets during the sixteen weeks ended April 18, 2020.

The COVID-19 pandemic remains a rapidly evolving situation. If we experience prolonged periods of decreased demand, it may lead to increased asset recovery and valuation risks in the future, such as impairment of goodwill, intangible assets, stores and other assets. We will continue to assess the impact of the pandemic on our financial position. The extent to which the COVID-19 pandemic will impact our operations, liquidity, compliance with debt covenants or financial results in subsequent periods is uncertain, but such impact could be material.

The accounting policies followed in the presentation of interim financial results are consistent with those followed on an annual basis. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), have been condensed or omitted based upon the Securities and Exchange Commission (“SEC”) interim reporting guidance. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for 2019 as filed with the SEC on February 18, 2020.

The results of operations for the interim periods are not necessarily indicative of the operating results to be expected for the full year. Our first quarter of the year contains sixteen weeks. Our second and third quarter of 2020 consist of twelve weeks, while our fourth quarter of 2020 contains thirteen weeks due to the 53-week fiscal year in 2020.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

2. Significant Accounting Policies:

Revenues

The following table summarizes disaggregated revenue from contracts with customers by product group:

	Sixteen Weeks Ended
	April 18, 2020	April 20, 2019
Percentage of Net sales, by product group:
Parts and batteries	66%	66%
Accessories and chemicals	21	21
Engine maintenance	12	12
Other	1	1
Total	100%	100%

Recently Issued Accounting Pronouncements

In March 2020, the SEC amended Rule 3-10 of Regulation S-X (“Rule 3-10”) regarding financial disclosure requirements for registered debt offerings involving subsidiaries as either issuers or guarantors and affiliates whose securities are pledged as collateral. This new guidance narrows the circumstances that require separate financial statements of subsidiary issuers and guarantors and streamlines the alternative disclosures required in lieu of those statements. Rule 3-10 is effective January 4, 2021 with earlier adoption permitted. We are currently evaluating the impact of Rule 3-10 on our consolidated financial statements and related disclosures.

During the sixteen weeks ended April 18, 2020, we adopted Financial Accounting Standard Board (“FASB”) Accounting Standards Update 2016-13 (“ASU 2016-13”), Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which required us to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable supportable forecasts. This replaced the existing incurred loss model and is applicable to the measurement of credit losses on financial assets, including trade receivables. The adoption of ASU 2016-13 did not have a material impact on our consolidated financial statements.

3. Inventories

Inventories are stated at the lower of cost or market. We used the last in, first out (“LIFO”) method of accounting for approximately 88% and 89% of inventories as of April 18, 2020 and December 28, 2019. Under the LIFO method, our Cost of sales reflects the costs of the most recently purchased inventories, while the inventory carrying balance represents the costs for inventories purchased in the sixteen weeks ended April 18, 2020 and prior years. We recorded an increase to Cost of sales of $8.8 million and $26.4 million for the sixteen weeks ended April 18, 2020 and April 20, 2019 to state inventories at LIFO.

An actual valuation of inventory under the LIFO method is performed by us at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on our estimates of expected inventory levels and costs at the end of the year.

Inventory balances were as follows:

(in thousands)	April 18, 2020	December 28, 2019
Inventories at first in, first out (“FIFO”)	$4,393,236	$4,290,565
Adjustments to state inventories at LIFO	132,767	141,603
Inventories at LIFO	$4,526,003	$4,432,168

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

4. Intangible Assets

Our definite-lived intangible assets include customer relationships and non-compete agreements. Amortization expense was $9.7 million for the sixteen weeks ended April 18, 2020 and April 20, 2019.

5. Receivables, net

Receivables consist of the following:

(in thousands)	April 18, 2020	December 28, 2019
Trade	$406,616	$422,403
Vendor	210,483	249,009
Other	25,182	32,306
Total receivables	642,281	703,718
Less: allowance for doubtful accounts	(14,876)	(14,249)
Receivables, net	$627,405	$689,469

6. Long-term Debt and Fair Value of Financial Instruments

Long-term debt consists of the following:

(in thousands)	April 18, 2020	December 28, 2019
4.50% Senior Unsecured Notes due January 15, 2022	$299,523	$299,441
4.50% Senior Unsecured Notes due December 1, 2023	448,019	447,879
3.90% Senior Unsecured Notes due April 15, 2030	493,552	—
Total long-term debt	$1,241,094	$747,320

Fair value of long-term debt	$1,283,000	$795,000

Fair Value of Financial Assets and Liabilities

The fair value of our senior unsecured notes was determined using Level 2 inputs based on quoted market prices. We believe the carrying value of our other long-term debt approximates fair value. The carrying amounts of our cash and cash equivalents, receivables, accounts payable, accrued expenses and borrowings under the unsecured revolving credit facility approximate their fair values due to the relatively short-term nature of these instruments.

Senior Unsecured Notes

Our 4.50% senior unsecured notes due January 15, 2022 (the “2022 Notes”) were issued in January 2012 at 99.97% of the principal amount of $300.0 million. The 2022 Notes bear interest at a rate of 4.50% per year payable semi-annually in arrears on January 15 and July 15 of each year. Our 4.50% senior unsecured notes due December 1, 2023 (the “2023 Notes”) were issued in December 2013 at 99.69% of the principal amount of $450.0 million. The 2023 Notes bear interest at a rate of 4.50% per year payable semi-annually in arrears on June 1 and December 1 of each year.

On April 16, 2020, we issued $500.0 million aggregate principal amount of senior unsecured notes (the “2030 Notes”). The 2030 Notes were issued at 99.65% of the principal amount of $500.0 million, are due April 15, 2030 and bear interest at 3.90% per year payable semi-annually in arrears on April 15 and October 15 of each year (collectively with the 2023 Notes and 2022 Notes, referred to as our “senior unsecured notes”). In connection with the issuance of the 2030 Notes, we incurred $4.7 million of costs.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

We may redeem some or all of the 2030 Notes at any time or from time to time, at the redemption price described in the related indenture for the 2030 Notes (the “Indenture”). In addition, in the event of a Change of Control Triggering Event (as defined in the Indenture), we will be required to offer to repurchase the 2030 Notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest to the repurchase date. The 2030 Notes are currently fully and unconditionally guaranteed, jointly and severally, on an unsubordinated unsecured basis by each of our Guarantor Subsidiaries, as defined in Note 12, Condensed Consolidating Financial Statements, of the Notes to the Condensed Consolidated Financial Statements.

Bank Debt

As of April 18, 2020, we had $500.0 million of outstanding borrowings, $500.0 million of borrowing availability and no letters of credit outstanding under the unsecured revolving credit facility (the “2017 Credit Agreement”). As of December 28, 2019, we had no outstanding borrowings, $1.0 billion of borrowing availability and no letters of credit outstanding under the unsecured revolving credit facility.

In connection with our bilateral credit facility, we had outstanding letters of credit of $111.6 million as of April 18, 2020 and December 28, 2019, which generally have a term of one year or less and primarily serve as collateral for our self-insurance policies.

We were in compliance with financial covenants required by our debt arrangements as of April 18, 2020.

Debt Guarantees

We are a guarantor of loans made by banks to various independently owned Carquest-branded stores that are our customers totaling $52.7 million and $26.4 million as of April 18, 2020 and December 28, 2019. These loans are collateralized by security agreements on merchandise inventory and other assets of the borrowers. The approximate value of the inventory collateralized by these agreements is $51.7 million and $50.3 million as of April 18, 2020 and December 28, 2019. We believe that the likelihood of performance under these guarantees is remote.

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

Operating lease liabilities consist of the following:

(in thousands)	April 18, 2020	December 28, 2019
Total operating lease liabilities	$2,440,996	$2,495,141
Less: Current portion of operating lease liabilities	(444,840)	(477,982)
Noncurrent operating lease liabilities	$1,996,156	$2,017,159

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

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Sixteen Weeks Ended
(in thousands)	April 18, 2020	April 20, 2019
Operating lease cost	$161,805	$160,046
Variable lease cost	43,537	49,690
Total lease cost	$205,342	$209,736

The future maturity of lease liabilities are as follows:

(in thousands)	April 18, 2020
Remainder of 2020	$402,575
2021	494,579
2022	403,251
2023	364,936
2024	286,731
Thereafter	870,831
Total lease payments	2,822,903
Less: Imputed interest	(381,907)
Total operating lease liabilities	$2,440,996

Operating lease payments include $110.8 million related to options to extend lease terms that are reasonably certain of being exercised and exclude $154.2 million of legally binding minimum lease payments for leases signed, but not yet commenced.

The weighted-average remaining lease term and weighted-average discount rate for our operating leases are 7.1 years and 4.0% as of April 18, 2020. We calculated the weighted-average discount rates using incremental borrowing rates, which equal the rates of interest that we would pay to borrow funds on a fully collateralized basis over a similar term.

Other information relating to our lease liabilities is as follows:

	Sixteen Weeks Ended
(in thousands)	April 18, 2020	April 20, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$167,273	$143,450
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$85,491	$108,881

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

8. Warranty Liabilities

The following table presents changes in our warranty reserves:

	Sixteen Weeks Ended	Fifty-Two Weeks Ended
(in thousands)	April 18, 2020	December 28, 2019
Warranty reserve, beginning of period	$36,820	$45,280
Additions to warranty reserves	4,830	34,117
Reduction and utilization of reserve	(11,368)	(42,577)
Warranty reserve, end of period	$30,282	$36,820

9. Share Repurchase Program

On November 8, 2019, our Board of Directors authorized a $700.0 million share repurchase program. This new authorization was in addition to the $400.0 million share repurchase program that was authorized by our Board of Directors in August 2019. Our share repurchase program permits the repurchase of our common stock on the open market and in privately negotiated transactions from time to time.

During the sixteen weeks ended April 18, 2020, we repurchased 0.2 million shares of our common stock at an aggregate cost of $29.0 million, or an average price of $128.36 per share, in connection with our share repurchase program. During the sixteen weeks ended April 20, 2019, we repurchased 0.8 million shares of our common stock at an aggregate cost of $127.2 million, or an average price of $159.65 per share, in connection with our share repurchase program. We had $861.7 million remaining under our share repurchase program as of April 18, 2020.

10. Earnings per Share

The computation of basic and diluted earnings per share are as follows:

	Sixteen Weeks Ended
(in thousands, except per share data)	April 18, 2020	April 20, 2019
Numerator
Net income applicable to common shares	$43,588	$142,500
Denominator
Basic weighted average common shares	69,181	71,787
Dilutive impact of share-based awards	211	316
Diluted weighted average common shares (1)	69,392	72,103

Basic earnings per common share	$0.63	$1.99
Diluted earnings per common share	$0.63	$1.98

(1)For the sixteen weeks ended April 18, 2020, 271 thousand restricted stock units (“RSUs”) were excluded from the diluted calculation as their inclusion would have been anti-dilutive. For the sixteen weeks ended April 20,2019, these anti-dilutive RSUs were insignificant.

11. Share-Based Compensation

During the sixteen weeks ended April 18, 2020, we granted 239 thousand time-based RSUs, 74 thousand performance-based RSUs and 37 thousand market-based RSUs. The general terms of the time-based, performance-based and market-based RSUs are similar to awards previously granted by us.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The weighted average fair values of the time-based, performance-based and market-based RSUs granted during the sixteen weeks ended April 18, 2020 were $131.27, $130.03 and $145.04 per share. For time-based and performance-based RSUs, the fair value of each award was determined based on the market price of our stock on the date of grant adjusted for expected dividends during the vesting period, as applicable. The fair value of each market-based RSU was determined using a Monte Carlo simulation model.

Total income tax benefit related to share-based compensation expense for the sixteen weeks ended April 18, 2020 and April 20, 2019 was $3.5 million and $2.7 million. As of April 18, 2020, there was $92.1 million of unrecognized compensation expense related to all share-based awards that is expected to be recognized over a weighted average period of 1.8 years.

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

Set forth below are condensed consolidating financial statements presenting the financial position, results of operations, and cash flows of (i) Advance, (ii) the Guarantor Subsidiaries, (iii) the Non-Guarantor Subsidiaries and (iv) the eliminations necessary to arrive at consolidated information for Advance. Investments in subsidiaries of Advance are presented under the equity method. The statement of operations eliminations relate primarily to the sale of inventory from a Non-Guarantor Subsidiary to a Guarantor Subsidiary. The balance sheet eliminations relate primarily to the elimination of intercompany receivables and payables and subsidiary investment accounts.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Balance Sheet
As of April 18, 2020

(in thousands)	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$1,171,456	$108,382	$—	$1,279,838
Receivables, net	1,527	588,236	37,642	—	627,405
Inventories	—	4,337,802	188,201	—	4,526,003
Other current assets	20,456	135,401	1,855	(18,963)	138,749
Total current assets	21,983	6,232,895	336,080	(18,963)	6,571,995
Property and equipment, net of accumulated depreciation	45	1,435,544	8,889	—	1,444,478
Operating lease right-of-use assets	—	2,282,089	37,422	—	2,319,511
Goodwill	—	943,364	45,748	—	989,112
Intangible assets, net	—	661,964	36,068	—	698,032
Other assets, net	2,176	34,293	15,151	(2,176)	49,444
Investment in subsidiaries	4,482,653	536,410	—	(5,019,063)	—
Intercompany note receivable	749,673	—	—	(749,673)	—
Due from intercompany, net	—	76,861	400,463	(477,324)	—
	$5,256,530	$12,203,420	$879,821	$(6,267,199)	$12,072,572
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,083	$3,135,056	$168,068	$—	$3,304,207
Accrued expenses	—	528,764	18,355	(18,963)	528,156
Short-term borrowings on revolving credit facility	—	500,000	—	—	500,000
Other current liabilities	—	447,236	51,450	—	498,686
Total current liabilities	1,083	4,611,056	237,873	(18,963)	4,831,049
Long-term debt	1,241,094	—	—	—	1,241,094
Noncurrent operating lease liabilities	—	1,966,690	29,466	—	1,996,156
Deferred income taxes	—	320,835	14,606	(2,176)	333,265
Other long-term liabilities	—	72,513	61,466	—	133,979
Intercompany note payable	—	749,673	—	(749,673)	—
Due to intercompany, net	477,324	—	—	(477,324)	—
Commitments and contingencies
Stockholders' equity	3,537,029	4,482,653	536,410	(5,019,063)	3,537,029
	$5,256,530	$12,203,420	$879,821	$(6,267,199)	$12,072,572

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Balance Sheet
As of December 28, 2019

(in thousands)	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$285,100	$133,565	$—	$418,665
Receivables, net	1,529	646,686	41,254	—	689,469
Inventories	—	4,233,562	198,606	—	4,432,168
Other current assets	12,710	150,316	3,442	(11,227)	155,241
Total current assets	14,239	5,315,664	376,867	(11,227)	5,695,543
Property and equipment, net of accumulated depreciation	54	1,423,920	9,239	—	1,433,213
Operating lease right-of-use assets	—	2,325,170	40,155	—	2,365,325
Goodwill	—	943,364	48,876	—	992,240
Intangible assets, net	—	670,386	39,370	—	709,756
Other assets, net	2,358	38,311	14,137	(2,358)	52,448
Investment in subsidiaries	4,445,209	550,910	—	(4,996,119)	—
Intercompany note receivable	749,354	—	—	(749,354)	—
Due from intercompany, net	—	571,981	342,832	(914,813)	—
	$5,211,214	$11,839,706	$871,476	$(6,673,871)	$11,248,525
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$—	$3,231,927	$190,060	$—	$3,421,987
Accrued expenses	—	523,518	23,572	(11,227)	535,863
Other current liabilities	—	508,811	11,041	—	519,852
Total current liabilities	—	4,264,256	224,673	(11,227)	4,477,702
Long-term debt	747,320	—	—	—	747,320
Noncurrent operating lease liabilities	—	1,986,039	31,120	—	2,017,159
Deferred income taxes	—	320,822	15,549	(2,358)	334,013
Other long-term liabilities	—	74,026	49,224	—	123,250
Intercompany note payable	—	749,354	—	(749,354)	—
Due to intercompany, net	914,813	—	—	(914,813)	—
Commitments and contingencies
Stockholders' equity	3,549,081	4,445,209	550,910	(4,996,119)	3,549,081
	$5,211,214	$11,839,706	$871,476	$(6,673,871)	$11,248,525

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statement of Operations
For the Sixteen Weeks Ended April 18, 2020

(in thousands)	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$2,608,324	$146,222	$(56,664)	$2,697,882
Cost of sales, including purchasing and warehousing costs	—	1,471,553	91,837	(38,241)	1,525,149
Gross profit	—	1,136,771	54,385	(18,423)	1,172,733
Selling, general and administrative expenses	8,550	1,068,803	46,065	(29,110)	1,094,308
Operating (loss) income	(8,550)	67,968	8,320	10,687	78,425
Other, net:
Interest expense	(10,871)	(1,372)	—	—	(12,243)
Other income (expense), net	19,845	(9,171)	(5,976)	(10,687)	(5,989)
Total other, net	8,974	(10,543)	(5,976)	(10,687)	(18,232)
Income before provision for income taxes	424	57,425	2,344	—	60,193
Provision for income taxes	1,615	14,962	28	—	16,605
(Loss) income before equity in earnings of subsidiaries	(1,191)	42,463	2,316	—	43,588
Equity in earnings of subsidiaries	44,779	2,316	—	(47,095)	—
Net income	$43,588	$44,779	$2,316	$(47,095)	$43,588

Condensed Consolidating Statement of Operations
For the Sixteen Weeks Ended April 20, 2019

(in thousands)	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$2,852,700	$147,290	$(47,954)	$2,952,036
Cost of sales, including purchasing and warehousing costs	—	1,598,539	96,839	(47,954)	1,647,424
Gross profit	—	1,254,161	50,451	—	1,304,612
Selling, general and administrative expenses	12,119	1,077,144	31,409	(24,000)	1,096,672
Operating (loss) income	(12,119)	177,017	19,042	24,000	207,940
Other, net:
Interest expense	(13,512)	(1,406)	(26)	—	(14,944)
Other income (expense), net	26,211	(6,891)	2,442	(24,000)	(2,238)
Total other, net	12,699	(8,297)	2,416	(24,000)	(17,182)
Income before provision for income taxes	580	168,720	21,458	—	190,758
Provision for income taxes	1,300	42,294	4,664	—	48,258
(Loss) income before equity in earnings of subsidiaries	(720)	126,426	16,794	—	142,500
Equity in earnings of subsidiaries	143,220	16,794	—	(160,014)	—
Net income	$142,500	$143,220	$16,794	$(160,014)	$142,500

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statement of Comprehensive Income
For the Sixteen Weeks Ended April 18, 2020

(in thousands)	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$43,588	$44,779	$2,316	$(47,095)	$43,588
Other comprehensive loss	(16,966)	(16,966)	(17,032)	33,998	(16,966)
Comprehensive income	$26,622	$27,813	$(14,716)	$(13,097)	$26,622

Condensed Consolidating Statement of Comprehensive Income
For the Sixteen Weeks Ended April 20, 2019

(in thousands)	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$142,500	$143,220	$16,794	$(160,014)	$142,500
Other comprehensive income	4,155	4,155	4,060	(8,215)	4,155
Comprehensive income	$146,655	$147,375	$20,854	$(168,229)	$146,655

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the Sixteen Weeks Ended April 18, 2020

(in thousands)	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$32,103	$(21,195)	$—	$10,908
Cash flows from investing activities:
Purchases of property and equipment	—	(82,497)	(476)	—	(82,973)
Purchase of an indefinite-lived intangible asset	—	(230)	—	—	(230)
Proceeds from sales of property and equipment	—	70	1	—	71
Net cash used in investing activities	—	(82,657)	(475)	—	(83,132)
Cash flows from financing activities:
Decrease in bank overdrafts	—	(18)	(52)	70	—
Proceeds from borrowings on revolving credit facility	—	500,000	—	—	500,000
Proceeds from issuance of senior unsecured notes	—	498,240	—	—	498,240
Dividends paid	—	(21,593)	—	—	(21,593)
Proceeds from the issuance of common stock	—	735	—	—	735
Repurchases of common stock	—	(35,761)	—	—	(35,761)
Other, net	—	(4,693)	—	(70)	(4,763)
Net cash provided by (used in) financing activities	—	936,910	(52)	—	936,858
Effect of exchange rate changes on cash	—	—	(3,461)	—	(3,461)
Net increase (decrease) in cash and cash equivalents	—	886,356	(25,183)	—	861,173
Cash and cash equivalents, beginning of period	—	285,100	133,565	—	418,665
Cash and cash equivalents, end of period	$—	$1,171,456	$108,382	$—	$1,279,838

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the Sixteen Weeks Ended April 20, 2019

(In thousands)	Advance Auto Parts, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$264,504	$(59,962)	$—	$204,542
Cash flows from investing activities:
Purchases of property and equipment	—	(60,966)	(346)	—	(61,312)
Proceeds from sales of property and equipment	—	552	1	—	553
Net cash used in investing activities	—	(60,414)	(345)	—	(60,759)
Cash flows from financing activities:
(Decrease) increase in bank overdrafts	—	(51,585)	1,007	—	(50,578)
Redemption of senior unsecured notes	—	(310,047)	—	—	(310,047)
Dividends paid	—	(8,723)	—	—	(8,723)
Proceeds from the issuance of common stock	—	678	—	—	678
Repurchases of common stock	—	(134,291)	—	—	(134,291)
Other, net	4	(215)	—	(4)	(215)
Net cash provided by (used in) financing activities	4	(504,183)	1,007	(4)	(503,176)
Effect of exchange rate changes on cash	—	—	196	—	196
Net increase (decrease) in cash and cash equivalents	4	(300,093)	(59,104)	(4)	(359,197)
Cash and cash equivalents, beginning of period	—	785,605	110,922	—	896,527
Cash and cash equivalents, end of period	$4	$485,512	$51,818	$(4)	$537,330

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 28, 2019 (filed with the SEC on February 18, 2020), which we refer to as our 2019 Form 10-K, and our condensed consolidated financial statements and the notes to those statements that appear elsewhere in this report.

Impact of COVID-19 on Our Business

During the COVID-19 pandemic we are prioritizing protecting the health and safety of our Team Members and customers as we continue to operate our business to help ensure that people continue to have reliable transportation; working to drive financial performance by taking action to strengthen our cash position, scrutinizing planed spending and prioritizing various initiatives; and working to help ensure that when the current period of crisis passes, our team will emerge even stronger.

In response to the COVID-19 pandemic, we have taken additional measures to help ensure the health and safety of our Team Members and customers. Such measures include the implementation of incremental pay and other labor-related benefits for Team Members, execution of social distancing practices, increased sanitation practices across Advance and the implementation of heath check screenings. In addition, we have accelerated certain business initiatives and implemented innovative solutions to better serve both our DIY and Professional customers in a manner consistent with enhanced safety practices, such as curbside delivery.

The COVID-19 pandemic has resulted in significant economic disruption and has adversely affected our business. Government imposed restrictions and stay at home orders related to the pandemic, which have contributed to a reduction in miles driven, were imposed during our first quarter of 2020. These restrictions contributed to a decrease in demand for our products and services across both DIY retail traffic and Professional customer car counts, primarily during the last six weeks of the sixteen weeks ended April 18, 2020. While a majority of our stores and facilities continue to operate, we adjusted our store operating hours to better align our variable operating cost, such as labor-related and utility expenses, with the lower demand.

Given potential factors and other uncertainties related to the impact of the COVID-19 pandemic, including those related to slowdown in economic activity, weaker demand, fewer miles driven, supply disruptions or constraints and the spread of the pandemic and related governmental actions, we have implemented specific actions to preserve short-term and long-term liquidity. As described further in “Liquidity and Capital Resources,” during the first quarter of 2020, we drew $500.0 million from our existing revolving credit facility and issued $500.0 million in aggregate principal amount of senior unsecured notes to help strengthen our liquidity position.

Additionally, both to drive financial performance and better position our team to emerge stronger on the other side of the crisis, we are reducing planned spending and prioritizing certain operational initiatives. We have evaluated, and are continuing to evaluate, and we have taken, and plan to continue taking, actions to reduce costs across our organization including reducing costs in our stores and supply chain to reflect volume declines, deferring certain marketing expenses and electing to temporarily discontinue the use of our share repurchase program. We are also prioritizing certain initiatives that we believe will develop our Team Members and enable us to better serve our customers online and through our stores, but that we also believe will have the best return. In the first quarter of 2020, we launched a new mobile application, making it even easier for our customers to order the parts they need. We also introduced a suite of services we are calling “Advance Same Day,” which includes same day in-store pick up, same day curbside and same day delivery service.

The COVID-19 pandemic remains a rapidly evolving situation. We continue to actively monitor developments that may cause us to take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our Team Members, customers, suppliers and stockholders.

Management Overview

Net sales decreased 8.6% in the first quarter of 2020 as compared to the same period of prior year, primarily driven by a decrease in comparable store sales resulting from less overall demand, largely caused by the COVID-19 pandemic.

We generated diluted earnings per share (“diluted EPS”) of $0.63 during our first quarter of 2020 compared to $1.98 for the comparable period of 2019. When adjusted for the following non-operational items, our adjusted diluted earnings per share (“Adjusted EPS”) for the sixteen weeks ended April 18, 2020 and April 20, 2019 were $0.91 and $2.46.

	Sixteen Weeks Ended
	April 18, 2020	April 20, 2019
Transformation expenses	$0.19	$0.14
General Parts International, Inc. (“GPI”) amortization of acquired intangible assets	0.09	0.09
Other adjustments	—	0.25

Refer to “Reconciliation of Non-GAAP Financial Measures” for further details of our comparable adjustments and the usefulness of such measures to investors.

Summary of First Quarter Financial Results

A high-level summary of our financial results for the first quarter of 2020 includes:

•Net sales during the first quarter of 2020 were $2.7 billion, a decrease of 8.6% as compared to the first quarter of 2019, primarily driven by a decrease in comparable store sales of 9.3%, largely due to the COVID-19 pandemic.
•Gross profit margin for the first quarter of 2020 was 43.5% of Net sales, a decrease of 72 basis points as compared to the first quarter of 2019. This decrease was primarily due to supply chain deleverage, unfavorable product mix and higher tariff related costs.
•SG&A for the first quarter of 2020 were 40.6% of Net sales, an unfavorable impact of 341 basis points as compared to the first quarter of 2019, which was primarily due to less SG&A productivity achieved, as well as an increase in certain Team Member labor-related benefits and supply costs incurred in response to the COVID-19 pandemic.

Business and Risks Update

We continue to make progress on the various elements of our strategic business plan, which is focused on improving the customer experience and driving consistent execution for both Professional and “do-it-yourself” (“DIY”) customers. To achieve these improvements, we have undertaken planned strategic initiatives to help build a foundation for long-term success across the organization, which include:

•Development of a demand-based assortment, leveraging purchase and search history from our common catalog, versus our existing push-down supply approach. This technology is a first step in moving from a supply-driven to a demand-driven assortment.
•Advancement towards optimizing our footprint by market, including consolidating our Worldpac and Autopart International businesses, to drive share, repurpose our in-market store and asset base and streamline our distribution network.
•Progress in the development of a more efficient end-to-end supply chain to deliver our broad assortment.
•Enhancement of our DIY omni-channel business, including the launch of ‘Advance Same Day’ Curbside Pick Up, ‘Advance Same Day’ Home Delivery and our mobile application and our eCommerce performance.
•On track to launch the iconic DieHard brand during the summer of 2020.
•Completed initial migration phase to our new enterprise resource planning (“ERP”) cloud-based financial system, which will continue in additional phases throughout subsequent periods.
•Continued focus on driving Professional growth, including branch openings, expansion of our independent Carquest network and offering a broader product assortment.

We have also identified new risks related to the COVID-19 pandemic. Refer to the “Impact of COVID-19 on Our Business” section and Part II, Item 1A. Risk Factors, of this quarterly report for more information.

Industry Update

Operating within the automotive aftermarket industry, we are influenced by a number of general macroeconomic factors, many of which are similar to those affecting the overall retail industry. For a complete discussion of these factors, refer to our 2019 Form 10-K and the “Impact of COVID-19 on Our Business” section included within this Form 10-Q.

Stores and Branches

Key factors in selecting sites and market locations in which we operate include population, demographics, traffic count, vehicle profile, number and strength of competitors’ stores and the cost of real estate. During the sixteen weeks ended April 18, 2020, 2 stores and branches were opened and 28 were closed or consolidated, resulting in a total of 5,011 stores and branches as of April 18, 2020, compared to a total of 5,037 stores and branches as of December 28, 2019.

Results of Operations

	Sixteen Weeks Ended				$ Increase/(Decrease)	Basis Points
(in millions)	April 18, 2020		April 20, 2019
Net sales	$2,697.9	100.0%	$2,952.0	100.0%	$(254.1)	—
Cost of sales	1,525.1	56.5	1,647.4	55.8	(122.3)	72
Gross profit	1,172.7	43.5	1,304.6	44.2	(131.9)	(72)
SG&A	1,094.3	40.6	1,096.7	37.2	(2.4)	(341)
Operating income	78.4	2.9	207.9	7.0	(129.5)	(414)
Interest expense	(12.2)	(0.5)	(14.9)	(0.5)	2.7	5
Other (expense) income, net	(6.0)	(0.2)	(2.2)	(0.1)	(3.8)	(15)
Provision for income taxes	16.6	0.6	48.3	1.6	(31.7)	(102)
Net income	$43.6	1.6%	$142.5	4.8%	$(98.9)	(321)
Note: Table amounts may not foot due to rounding.

Net Sales

Net sales decreased 8.6% during the first quarter of 2020 compared to the same period of 2019, primarily driven by a decrease in comparable store sales of 9.3% primarily resulting from less overall demand caused principally by the COVID-19 pandemic, particularly in the six weeks ended April 18, 2020. We calculate comparable store sales based on the change in store or branch sales starting once a location has been open for 13 complete accounting periods (approximately one year) and by including e-commerce sales. Sales to independently owned Carquest stores are excluded from our comparable store sales. Acquired stores are included in our comparable store sales once the stores have completed 13 complete accounting periods following the acquisition date. We include sales from relocated stores in comparable store sales from the original date of opening.

Gross Profit

Gross profit for the sixteen weeks ended April 18, 2020 was $1,172.7 million, or 43.5% of Net sales, as compared to $1,304.6 million, or 44.2% of Net sales, for the sixteen weeks ended April 20, 2019. This decrease in gross profit as a percentage of Net sales was primarily due to supply chain deleverage, unfavorable product mix and higher tariff related costs, partially offset by pricing actions.

As a result of changes in our LIFO reserve, an expense of $8.8 million and $26.4 million was included in the sixteen weeks ended April 18, 2020 and April 20, 2019.

Selling, general and administrative expenses

SG&A for the sixteen weeks ended April 18, 2020 was $1,094.3 million, or 40.6% of Net sales, as compared to $1,096.7 million, or 37.1% of Net sales, for the sixteen weeks ended April 20, 2019. This increase in SG&A as a percentage of Net sales was primarily due to an increase in certain Team Member labor-related benefits and in supplies related to enhanced cleaning and sanitation practices in response to the COVID-19 pandemic. These increases were partially offset by a reduction professional services costs incurred as various transformation-related projects have been postponed in an effort to preserve our financial flexibility in response to the COVID-19 pandemic.

Provision for income taxes

Our Provision for income taxes for the sixteen weeks ended April 18, 2020 was $16.6 million, as compared to $48.3 million for the sixteen weeks ended April 20, 2019. This decrease in the Provision for income taxes was primarily due to a decrease in taxable income. Our effective tax rate was 27.6% and 25.3% for the sixteen weeks ended April 18, 2020 and April 20, 2019. The increase in our effective tax rate was primarily due to certain permanent items, such as non-deductible compensation, and federal and state tax credits staying flat from the sixteen weeks ended April 18, 2020 and April 20, 2019, while our taxable income decreases.

Reconciliation of Non-GAAP Financial Measures

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes certain financial measures not derived in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Non-GAAP financial measures, including Adjusted net income and Adjusted EPS, should not be used as a substitute for GAAP financial measures, or considered in isolation, for the purpose of analyzing our operating performance, financial position or cash flows. We have presented these non-GAAP financial measures as we believe that the presentation of our financial results that exclude (1) transformation expenses under our strategic business plan; (2) non-cash amortization related to the acquired GPI intangible assets; and (3) other non-recurring adjustments are useful and indicative of our base operations because the expenses vary from period to period in terms of size, nature and significance and/or relate to the integration of GPI and store closure and consolidation activity in excess of historical levels. These measures assist in comparing our current operating results with past periods and with the operational performance of other companies in our industry. The disclosure of these measures allows investors to evaluate our performance using the same measures management uses in developing internal budgets and forecasts and in evaluating management’s compensation. Included below is a description of the expenses we have determined are not normal, recurring cash operating expenses necessary to operate our business and the rationale for why providing these measures is useful to investors as a supplement to the GAAP measures.

Transformation Expenses — Costs incurred in connection with our business plan that focuses on specific transformative activities that relate to the integration and streamlining of our operating structure across the enterprise, that we do not view to be normal cash operating expenses. These expenses will include, but not be limited to the following:
•Restructuring costs - Costs primarily relating to the early termination of lease obligations, asset impairment charges, other facility closure costs and Team Member severance in connection with our 2018 Store Rationalization plan and 2017 Store and Supply Chain and Rationalization plan.
•Third-party professional services - Costs primarily relating to services rendered by vendors for assisting us with the development of various information technology and supply chain projects in connection with our enterprise integration initiatives.
•Other significant costs - Costs primarily relating to accelerated depreciation of various legacy information technology and supply chain systems in connection with our enterprise integration initiatives and temporary off-site workspace for project teams who are primarily working on the development of specific transformative activities that relate to the integration and streamlining of our operating structure across the enterprise.

GPI Amortization of Acquired Intangible Assets — As part of our acquisition of GPI, we obtained various intangible assets, including customer relationships, non-compete contracts and favorable leases agreements, which we expect to be subject to amortization through 2025.

We have included a reconciliation of this information to the most comparable GAAP measures in the following table:

	Sixteen Weeks Ended
(in thousands, except per share data)	April 18, 2020	April 20, 2019
Net income (GAAP)	$43,588	$142,500
Cost of sales adjustments:
Transformation expenses:
Restructuring costs	—	281
Other significant costs	1,253	—
Other adjustment (1)	—	13,009
SG&A adjustments:
GPI amortization of acquired intangible assets	8,443	8,459
Transformation expenses:
Restructuring costs	4,064	5,550
Third-party professional services	2,983	6,855
Other significant costs	9,160	1,525
Other income adjustment (2)	—	10,756
Provision for income taxes on adjustments (3)	(6,476)	(11,609)
Adjusted net income (Non-GAAP)	$63,015	$177,326

Diluted earnings per share (GAAP)	$0.63	$1.98
Adjustments, net of tax	0.28	0.48
Adjusted EPS (Non-GAAP)	$0.91	$2.46

(1)During the sixteen weeks ended April 20, 2019, we made an out-of-period correction, which increased Cost of sales by $13.0 million, related to received not invoiced inventory.
(2)During the sixteen weeks ended April 20, 2019, we incurred charges relating to a make-whole provision and debt issuance costs of $10.1 million and $0.7 million resulting from the early redemption of our 2020 Notes.
(3)The income tax impact of non-GAAP adjustments is calculated using the estimated tax rate in effect for the respective non-GAAP adjustments.

Liquidity and Capital Resources

Overview

Our primary cash requirements necessary to maintain our current operations include payroll and benefits, inventory purchases, contractual obligations, capital expenditures, payment of income taxes, funding of initiatives under our strategic business plan and other operational priorities. Historically, we have used available funds to repay borrowings under our credit facility, to periodically repurchase shares of our common stock under our stock repurchase program, to pay our quarterly cash dividends and for acquisitions; however, given uncertainties related to the COVID-19 pandemic, our future use of cash may differ as our current focus is more heavily weighted on preservation of cash and liquidity. Typically, we have funded our cash requirements primarily through cash generated from operations, supplemented by borrowings under our credit facilities and notes offerings as needed. We believe funds generated from our expected results of operations, available cash and cash equivalents, and available borrowings under our credit facility will be sufficient to fund our obligations for the next year.

Share Repurchase Program

On November 8, 2019, our Board of Directors authorized a $700.0 million share repurchase program as an addition to the previous $400.0 million share repurchase program that was authorized by our Board of Directors in August 2019.

During the sixteen weeks ended April 18, 2020, we repurchased 0.2 million shares of our common stock at an aggregate cost of $29.0 million, or an average price of $128.36 and per share under the share repurchase program. During the sixteen weeks ended April 20, 2019, we repurchased 0.8 million shares of our common stock at an aggregate cost of $127.2 million, or an average price of $159.65 per share, in connection with our share repurchase program. We had $861.7 million remaining under our share repurchase program as of April 18, 2020. We are evaluating and taking actions to reduce spending across our organization and have elected to temporarily discontinue the use of our share repurchase program.

Analysis of Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities:

	Sixteen Weeks Ended
(in thousands)	April 18, 2020	April 20, 2019
Cash flows provided by operating activities	$10,908	$204,542
Cash flows used in investing activities	(83,132)	(60,759)
Cash flows used in financing activities	936,858	(503,176)
Effect of exchange rate changes on cash	(3,461)	196
Net increase (decrease) in Cash and cash equivalents	$861,173	$(359,197)

Operating Activities

For the sixteen weeks ended April 18, 2020, net cash provided by operating activities decreased by $193.7 million to $10.9 million compared to the comparable period of 2019. The net decrease in operating cash flows compared to the prior year was primarily driven by a decrease in Net income, largely due to the impact of the COVID-19 pandemic, and decreases in overall working capital, including decreases in Accounts payable and Inventories, partially offset by an increase in Receivables, net.

Investing Activities

For the sixteen weeks ended April 18, 2020, net cash used in investing activities increased by $22.4 million to $83.1 million compared to the comparable period of 2019. Cash used in investing activities for the sixteen weeks ended April 18, 2020 consisted primarily of purchases of property and equipment, which was $21.7 million higher than the comparable period of 2019, primarily driven by investments made in supply chain, e-commerce and store improvements, as well as information technology as we remain focused on the complete back office integration throughout the enterprise.

Financing Activities

For the sixteen weeks ended April 18, 2020, net cash provided by financing activities was $936.9 million, an increase of $1,440.0 million as compared to the sixteen weeks ended April 20, 2019. This increase was primarily a result of issuing $500.0 million of senior unsecured notes and borrowing $500.0 million under our unsecured revolving credit facility during the sixteen weeks ended April 18, 2020.

Our Board of Directors has declared a quarterly cash dividend since 2006. Any payments of dividends in the future will be at the discretion of our Board of Directors and will depend upon our results of operations, cash flows, capital requirements and other factors deemed relevant by our Board of Directors. On May 15, 2020, our Board of Directors declared a quarterly cash dividend of $0.25 per share to be paid on July 3, 2020 to all common shareholders of record as of June 19, 2020.

Long-Term Debt

As of April 18, 2020, we had a credit rating from Standard & Poor’s of BBB- and from Moody’s Investor Service of Baa2. The current outlooks by Standard & Poor’s and Moody’s are both stable. The current pricing grid used to determine our borrowing rate under our revolving credit facility is based on our credit ratings. If these credit ratings decline, our interest rate on outstanding balances may increase and our access to additional financing on favorable terms may be limited. In addition, it could reduce the attractiveness of certain vendor payment programs whereby third-party institutions finance arrangements to our vendors based on our credit rating, which could result in increased working capital requirements. Conversely, if these credit ratings improve, our interest rate may decrease.

On April 16, 2020, we issued $500.0 million aggregate principal amount of senior unsecured notes. The 2030 Notes were issued at 99.65% of the principal amount of $500.0 million, are due April 15, 2030 and bear interest at 3.90% per year payable semi-annually in arrears on April 15 and October 15 of each year.

During the sixteen weeks ended April 18, 2020, we borrowed $500.0 million under our unsecured revolving credit facility, with a remaining borrowing availability of $500.0 million under such facility as of April 18, 2020.

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

During the sixteen weeks ended April 18, 2020, there were no changes to the critical accounting policies discussed in our 2019 Form 10-K. For a complete discussion of our critical accounting policies, refer to the 2019 Form 10-K.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in our exposure to market risk since December 28, 2019. Refer to Item 7A. Quantitative and Qualitative Disclosures about Market Risk in our 2019 Form 10-K.

ITEM 4.CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are our controls and other procedures that are designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Internal controls over financial reporting, no matter how well designed, have inherent limitations, including the possibility of human error and the override of controls. Therefore, even those systems determined to be effective can provide only “reasonable assurance” with respect to the reliability of financial reporting and financial statement preparation and presentation. Further, because of changes in conditions, the effectiveness may vary over time.

Our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of April 18, 2020. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our quarter ended April 18, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As a result of the COVID-19 pandemic, during the quarter certain of our Team Members began working remotely and certain stores and distribution centers began operating with limited Team Members on-site. We have not identified any material changes in our internal control over financial reporting as a result of these changes to the working environment. We are continually monitoring and assessing the COVID-19 situation to determine any potential impacts on the design and operating effectiveness of our internal controls over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

On February 6, 2018, a putative class action on behalf of purchasers of our securities who purchased or otherwise acquired their securities between November 14, 2016 and August 15, 2017, inclusive (the “Class Period”), was commenced against us and certain of our current and former officers in the U.S. District Court for the District of Delaware. The plaintiff alleges that the defendants failed to disclose material adverse facts about our financial well-being, business relationships, and prospects during the alleged Class Period in violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. On February 7, 2020 the court granted in part and denied in part our motion to dismiss. The surviving claims will now be subject to discovery. In addition, on April 29, 2020, a derivative complaint purportedly on behalf of the Company was filed in the U.S. District Court for the District of Delaware, against us as nominal defendant and certain of our current and former officers and directors, related to similar allegations for the Class Period. We strongly dispute the allegations of the complaints and intend to defend the cases vigorously.

ITEM 1A. RISK FACTORS

This risk factor is intended to be an update to the Risk Factors found in our 2019 Form 10-K filed for the year ended December 28, 2019.

Matters related to the COVID-19 pandemic may significantly and adversely impact our business, financial position, results of operations and cash flows.

The spread of the COVID-19 pandemic has created a global public health crisis that has resulted in widespread volatility and deteriorations in household, business, economic and market conditions. We have begun experiencing negative impacts to demand for our products and services, which is adversely affecting our results of operations, and have also experienced significant disruption to our normal business operations and planned implementation of certain strategic initiatives. The extent of the impact of the COVID-19 pandemic on our capital, cash flows, liquidity and other financial positions and on our business, results of operations and prospects will depend on several evolving factors, including:

•The duration, extent and severity of the pandemic. COVID-19 has rapidly spread worldwide, and it is not yet known when the current pandemic will conclude, whether, when or to what extent additional outbreaks may arise or the extent to which various populations will be impacted, nor whether the pandemic will lead to a recession and/or reduction in consumer spending after it resolves.
•The response of governmental and nongovernmental authorities. Many governmental and nongovernmental bodies have taken action to curtail household and business activity to help slow the spread of COVID-19 or to otherwise mitigate potential adverse effects from COVID-19. These actions vary by locale, and while they have recently generally been relaxing in scope, we have not experienced widespread disruption to date, such actions may impose restrictions on our operations, such as requiring us to reduce store operating hours, change store operations or close stores, or otherwise impose restrictions on or impact whether, when and how our customers do business with us. These type of actions may also impact the operations of our suppliers, distributors or others with which we do business, causing disruption to our store operations.
•Impacts to economic and market conditions. COVID-19 has created significant disruption to and volatility in national, regional and local economies and markets. Uncertainties related to, and perceived or experienced negative effects from, COVID-19 may cause significant volatility or decline in the trading price of our securities, capital market conditions and general economic conditions. These may increase the likelihood of litigation, including derivative stockholder litigation, limit or restrict our ability to access capital on favorable terms, or at all, lead to consolidation that negatively impacts our business, weaken customer demand, increase industry competition, result in reductions in our labor force, cause us to further reduce our capital spend or otherwise disrupt our business or make it more difficult to implement our strategic plans.
•Impacts to individuals and companies that may do business with us or be involved in our business. COVID-19 may impact the health of our Team Members, directors or customers, reduce the availability of our workforce or those of companies with which we do business, create disruptions in our supply or distribution networks or otherwise cause human impacts that negatively impact our business. Additionally, while we have continued to prioritize the health and safety of our Team Members and customers as we continue to operate during the pandemic, we face an increased risk of litigation related to our operating environments.

In addition, preparing for and responding to the continuing pandemic could divert management’s attention from our key strategic priorities, increase costs as we prioritize health and safety matters for our Team Members and customers, cause us to reduce, delay, alter or abandon initiatives that may otherwise increase our long-term value, increase vulnerability to information technology or cybersecurity related risks as more of our Team Members work remotely and otherwise continue to disrupt our business operations.

We are unable to estimate the impact of the COVID-19 pandemic on our business and operations at this time. The pandemic could cause us to experience impairment of our goodwill and other assets, further reduced demand for our products and services and other negative impacts on our financial position, results of operations and cash flows. Sustained adverse effects may also prevent us from satisfying financial covenants in our credit agreement or result in downgrades in our credit ratings.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth the information with respect to repurchases of our common stock for the quarter ended April 18, 2020:

	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2) (in thousands)
December 29, 2019 to January 25, 2020	51	$160.62	—	$890,764
January 26, 2020 to February 22, 2020	3,478	136.88	—	890,764
February 23, 2020 to March 21, 2020	271,151	129.18	226,058	861,747
March 22, 2020 to April 18, 2020	2,156	116.36	—	861,747
Total	276,836	$129.18	226,058	$861,747

(1)The aggregate cost of repurchasing shares in connection with the net settlement of shares issued as a result of the vesting of restricted stock units was $6.7 million, or an average price of $132.82 per share, during the sixteen weeks ended April 18, 2020.
(2)On November 8, 2019, our Board of Directors authorized a $700.0 million share repurchase program. This new authorization was in addition to the $400.0 million share repurchase program that was authorized by our Board of Directors in August 2019.

ITEM 6.EXHIBITS

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith
3.1	Restated Certificate of Incorporation of Advance Auto Parts, Inc., effective May 24, 2017.	10-Q	3.1	8/14/2018
3.2	Amended and Restated Bylaws of Advance Auto Parts, Inc., effective May 24, 2017.	10-Q	3.2	5/22/2018
4.1	Indenture, dated as of April 16, 2020 by and among Advance Auto Parts, Inc., each of the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as trustee.	8-K	4.1	4/17/2020
4.2	Registration Rights Agreement, dated as of April 16, 2020, by and among Advance Auto Parts, Inc., each of the guarantors party thereto, BofA Securities, Inc., SunTrust Robinson Humphrey, Inc. and J.P. Morgan Securities LLC.	8-K	4.2	4/17/2020
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCE AUTO PARTS, INC.

Date: May 19, 2020	/s/ Andrew E. Page
Andrew E. Page Senior Vice President, Controller and Chief Accounting Officer