Form 10-Q
period 2020-07-11
ADVANCE AUTO PARTS INC
filed 2020-08-18
CIK 1158449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q
________________________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 11, 2020

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

As of August 13, 2020, the number of shares of the registrant’s common stock outstanding was 69,138,763 shares.

NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain statements herein are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are usually identifiable by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “likely,” “may,” “plan,” “position,” “possible,” “potential,” “probable,” “project,” “should,” “strategy,” “will,” or similar language. All statements other than statements of historical fact are forward-looking statements, including, but not limited to, statements about our strategic initiatives, operational plans and objectives, and future business and financial performance, as well as statements regarding underlying assumptions related thereto. Forward-looking statements reflect our views based on historical results, current information and assumptions related to future developments. Except as may be required by law, we undertake no obligation to update any forward-looking statements made herein. Forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those projected or implied by the forward-looking statements. They include, among others, factors related to the timing and implementation of strategic initiatives, the highly competitive nature of our industry, demand for our products and services, complexities in our inventory and supply chain, challenges with transforming and growing our business and factors related to the current global pandemic. Please refer to “Item 1A. Risk Factors.” of our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission, as updated by our subsequent filings with the SEC, for a description of these and other risks and uncertainties that could cause actual results to differ materially from those projected or implied by the forward-looking statements.

PART I.  FINANCIAL INFORMATION

ITEM 1.CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except per share data) (Unaudited)

	July 11, 2020	December 28, 2019
Assets
Current assets:
Cash and cash equivalents	$1,141,502	$418,665
Receivables, net	742,346	689,469
Inventories	4,358,489	4,432,168
Other current assets	153,188	155,241
Total current assets	6,395,525	5,695,543
Property and equipment, net of accumulated depreciation of $2,096,439 and $2,037,849	1,436,485	1,433,213
Operating lease right-of-use assets	2,367,527	2,365,325
Goodwill	990,396	992,240
Intangible assets, net	692,482	709,756
Other assets	48,250	52,448
	$11,930,665	$11,248,525
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,310,073	$3,421,987
Accrued expenses	659,642	535,863
Other current liabilities	467,844	519,852
Total current liabilities	4,437,559	4,477,702
Long-term debt	1,240,340	747,320
Noncurrent operating lease liabilities	2,041,400	2,017,159
Deferred income taxes	338,086	334,013
Other long-term liabilities	146,761	123,250
Commitments and contingencies
Stockholders’ equity:
Preferred stock, nonvoting, $0.0001 par value	—	—
Common stock, voting, $0.0001 par value	8	8
Additional paid-in capital	760,535	735,183
Treasury stock, at cost	(961,592)	(924,389)
Accumulated other comprehensive loss	(43,939)	(34,569)
Retained earnings	3,971,507	3,772,848
Total stockholders’ equity	3,726,519	3,549,081
	$11,930,665	$11,248,525

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands, except per share data) (Unaudited)

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	July 11, 2020	July 13, 2019	July 11, 2020	July 13, 2019
Net sales	$2,501,380	$2,332,246	$5,199,262	$5,284,283
Cost of sales, including purchasing and warehousing costs	1,404,666	1,322,808	2,929,815	2,970,233
Gross profit	1,096,714	1,009,438	2,269,447	2,314,050
Selling, general and administrative expenses	833,869	838,666	1,928,177	1,935,338
Operating income	262,845	170,772	341,270	378,712
Other, net:
Interest expense	(13,422)	(8,675)	(25,665)	(23,619)
Other income (expense), net	3,117	4,113	(2,872)	1,874
Total other, net	(10,305)	(4,562)	(28,537)	(21,745)
Income before provision for income taxes	252,540	166,210	312,733	356,967
Provision for income taxes	62,580	41,390	79,185	89,647
Net income	$189,960	$124,820	$233,548	$267,320

Basic earnings per common share	$2.75	$1.74	$3.38	$3.73
Weighted average common shares outstanding	69,118	71,738	69,154	71,767
Diluted earnings per common share	$2.74	$1.73	$3.37	$3.71
Weighted average common shares outstanding	69,294	72,008	69,350	72,063

Condensed Consolidated Statements of Comprehensive Income
(In thousands) (Unaudited)

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	July 11, 2020	July 13, 2019	July 11, 2020	July 13, 2019
Net income	$189,960	$124,820	$233,548	$267,320
Other comprehensive income (loss):
Changes in net unrecognized other postretirement benefit (costs) income, net of tax of $26, $25, $3 and $8	(73)	(69)	(7)	26
Currency translation adjustments	7,669	6,626	(9,363)	10,686
Total other comprehensive income (loss)	7,596	6,557	(9,370)	10,712
Comprehensive income	$197,556	$131,377	$224,178	$278,032

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries Condensed Consolidated Statements of Changes in Stockholders’ Equity (In thousands, except per share data) (Unaudited)

	Twelve Weeks Ended July 11, 2020
	Common Stock		Additional Paid-in Capital	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance, April 18, 2020	69,101	$8	$749,723	$(960,150)	$(51,535)	$3,798,983	$3,537,029
Net income	—	—	—	—	—	189,960	189,960
Total other comprehensive income	—	—	—	—	7,596	—	7,596
Restricted stock units and deferred stock units vested	42	—	—	—	—	—	—
Share-based compensation	—	—	10,029	—	—	—	10,029
Stock issued under employee stock purchase plan	6	—	783	—	—	—	783
Repurchases of common stock	(10)	—	—	(1,442)	—	—	(1,442)
Cash dividends declared ($0.25 per common share)	—	—	—	—	—	(17,436)	(17,436)
Balance, July 11, 2020	69,139	$8	$760,535	$(961,592)	$(43,939)	$3,971,507	$3,726,519

	Twelve Weeks Ended July 13, 2019
	Common Stock		Additional Paid-in Capital	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance, April 20, 2019	71,737	$8	$706,360	$(560,245)	$(40,038)	$3,441,138	$3,547,223
Net income	—	—	—	—	—	124,820	124,820
Total other comprehensive loss	—	—	—	—	6,557	—	6,557
Restricted stock units and deferred stock units vested	34	—	—	—	—	—	—
Share-based compensation	—	—	8,441	—	—	—	8,441
Stock issued under employee stock purchase plan	6	—	970	—	—	—	970
Repurchases of common stock	(81)	—	—	(12,347)	—	—	(12,347)
Cash dividends declared ($0.06 per common share)	—	—	—	—	—	(4,338)	(4,338)
Other	1	—	(24)	—	—	—	(24)
Balance, July 13, 2019	71,697	$8	$715,747	$(572,592)	$(33,481)	$3,561,620	$3,671,302

Advance Auto Parts, Inc. and Subsidiaries Condensed Consolidated Statements of Changes in Stockholders’ Equity (In thousands, except per share data) (Unaudited)

	Twenty-Eight Weeks Ended July 11, 2020
	Common Stock		Additional Paid-in Capital	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance, December 28, 2019	69,232	$8	$735,183	$(924,389)	$(34,569)	$3,772,848	$3,549,081
Net income	—	—	—	—	—	233,548	233,548
Total other comprehensive loss	—	—	—	—	(9,370)	—	(9,370)
Restricted stock units and deferred stock units vested	179	—	—	—	—	—	—
Share-based compensation	—	—	23,838	—	—	—	23,838
Stock issued under employee stock purchase plan	15	—	1,518	—	—	—	1,518
Repurchases of common stock	(287)	—	—	(37,203)	—	—	(37,203)
Cash dividends declared ($0.50 per common share)	—	—	—	—	—	(34,889)	(34,889)
Other	—	—	(4)	—	—	—	(4)
Balance, July 11, 2020	69,139	$8	$760,535	$(961,592)	$(43,939)	$3,971,507	$3,726,519

	Twenty-Eight Weeks Ended July 13, 2019
	Common Stock		Additional Paid-in Capital	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance, December 29, 2018	72,460	$8	$694,797	$(425,954)	$(44,193)	$3,326,155	$3,550,813
Net income	—	—	—	—	—	267,320	267,320
Cumulative effect of accounting change from adoption of ASU 2016-02, net of tax						(23,165)	(23,165)
Total other comprehensive loss	—	—	—	—	10,712		10,712
Restricted stock units and deferred stock units vested	145	—	—	—	—	—	—
Share-based compensation	—	—	19,425	—	—	—	19,425
Stock issued under employee stock purchase plan	11	—	1,648	—	—	—	1,648
Repurchases of common stock	(921)	—	—	(146,638)	—	—	(146,638)
Cash dividends declared ($0.12 per common share)	—	—	—	—	—	(8,690)	(8,690)
Other	2	—	(123)	—	—	—	(123)
Balance, July 13, 2019	71,697	$8	$715,747	$(572,592)	$(33,481)	$3,561,620	$3,671,302

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands) (Unaudited)

	Twenty-Eight Weeks Ended
	July 11, 2020	July 13, 2019
Cash flows from operating activities:
Net income	$233,548	$267,320
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	135,221	123,257
Share-based compensation	23,838	19,425
Loss and impairment of long-lived assets	1,801	2,297
Provision for deferred income taxes	4,581	2,930
Other	940	11,719
Net change in:
Receivables, net	(55,055)	(85,941)
Inventories	67,894	(5,685)
Accounts payable	(108,860)	142,002
Accrued expenses	145,228	(21,272)
Other assets and liabilities, net	(926)	36,109
Net cash provided by operating activities	448,210	492,161
Cash flows from investing activities:
Purchases of property and equipment	(140,105)	(111,425)
Purchase of an indefinite-lived intangible asset	(230)	—
Proceeds from sales of property and equipment	305	8,566
Net cash used in investing activities	(140,030)	(102,859)
Cash flows from financing activities:
Decrease in bank overdrafts	—	(70,265)
Proceeds from borrowings on revolving credit facility	500,000	—
Payment on revolving credit facility	(500,000)	—
Proceeds from issuance of senior unsecured notes	498,240	—
Redemption of senior unsecured notes	—	(310,047)
Dividends paid	(39,017)	(13,028)
Proceeds from the issuance of common stock	1,518	1,648
Repurchases of common stock	(37,203)	(146,638)
Other, net	(5,815)	(236)
Net cash provided by (used in) financing activities	417,723	(538,566)
Effect of exchange rate changes on cash	(3,066)	456
Net increase (decrease) in cash and cash equivalents	722,837	(148,808)
Cash and cash equivalents, beginning of period	418,665	896,527
Cash and cash equivalents, end of period	$1,141,502	$747,719

Non-cash transactions:
Accrued purchases of property and equipment	$9,594	$30,068

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

1. Nature of Operations and Basis of Presentation

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

As of July 11, 2020, we operated a total of 4,819 stores and 167 branches primarily within the United States, with additional locations in Canada, Puerto Rico and the U.S. Virgin Islands. In addition, as of July 11, 2020, we served 1,262 independently owned Carquest branded stores across the same geographic locations served by our stores and branches in addition to Mexico, the Bahamas, Turks and Caicos and the British Virgin Islands.

In March 2020, the World Health Organization categorized the COVID-19 outbreak as a pandemic (“the pandemic”). As a majority of our stores and facilities have remained open, we have taken additional measures to help protect the health and safety of our Team Members and customers. Such measures, among others, include the implementation of other labor-related benefits for Team Members and increased sanitation practices across Advance. Since the assumptions underpinning our long-term revenue and cash flow growth rates, operating models and business strategies have not been significantly impacted, there was no material impairment of our various assets during the twelve and twenty-eight weeks ended July 11, 2020.

The COVID-19 pandemic remains an evolving situation. If a period of decreased demand were to reoccur, it may lead to increased asset recovery and valuation risks in the future, such as impairment of goodwill, intangible assets and store and other assets. We will continue to assess the impact of the pandemic on our financial position. The extent to which the COVID-19 pandemic will impact our operations, liquidity, compliance with debt covenants or financial results in subsequent periods is uncertain, but such impact could be material.

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

The accompanying condensed consolidated financial statements reflect all normal recurring adjustments that are necessary to present fairly the results for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the operating results to be expected for the full year. Our first quarter of the year contains sixteen weeks. Our second and third quarter of 2020 consist of twelve weeks, while our fourth quarter of 2020 contains thirteen weeks due to the 53-week fiscal year in 2020.

2. Significant Accounting Policies

Revenues

The following table summarizes disaggregated revenue from contracts with customers by product group:

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	July 11, 2020	July 13, 2019	July 11, 2020	July 13, 2019
Percentage of Net sales, by product group:
Parts and batteries	66%	67%	66%	66%
Accessories and chemicals	22	21	21	21
Engine maintenance	11	11	12	12
Other	1	1	1	1
Total	100%	100%	100%	100%

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

During the twelve weeks ended July 11, 2020, we early adopted the SEC’s, Financial Disclosures About Guarantors and Issuers of Guaranteed Securities and Affiliates Whose Securities Collateralize a Registrant’s Securities rules, which simplify the disclosure requirements related to the Company’s registered securities under Rule 3-10 of Regulation S-X. The final rule also allows for the simplified disclosure to be included within Management’s Discussion and Analysis of Financial Condition and Results of Operations.

3. Inventories

Inventories are stated at the lower of cost or market. We used the last in, first out (“LIFO”) method of accounting for approximately 88% and 89% of inventories as of July 11, 2020 and December 28, 2019. Under the LIFO method, our Cost of sales reflects the costs of the most recently purchased inventories, while the inventory carrying balance represents the costs for inventories purchased in the twenty-eight weeks ended July 11, 2020 and prior years. We recorded an increase to Cost of sales of $3.1 million and $16.5 million for the twelve weeks ended July 11, 2020 and July 13, 2019, an increase to Cost of sales of $11.9 million and $42.9 million for the twenty-eights weeks ended July 11, 2020 and July 13, 2019 to state inventories at LIFO.

An actual valuation of inventory under the LIFO method is performed by us at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on our estimates of expected inventory levels and costs at the end of the year.

Inventory balances were as follows:

(in thousands)	July 11, 2020	December 28, 2019
Inventories at first in, first out (“FIFO”)	$4,228,833	$4,290,565
Adjustments to state inventories at LIFO	129,656	141,603
Inventories at LIFO	$4,358,489	$4,432,168

4. Intangible Assets

Our definite-lived intangible assets include customer relationships and non-compete agreements. Amortization expense was $7.3 million for the twelve weeks ended July 11, 2020 and July 13, 2019 and $17.0 million for the twenty-eight weeks ended July 11, 2020 and July 13, 2019.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

5. Receivables, net

Receivables consist of the following:

(in thousands)	July 11, 2020	December 28, 2019
Trade	$519,614	$422,403
Vendor	202,031	249,009
Other	31,177	32,306
Total receivables	752,822	703,718
Less: allowance for doubtful accounts	(10,476)	(14,249)
Receivables, net	$742,346	$689,469

6. Long-term Debt and Fair Value of Financial Instruments

Long-term debt consists of the following:

(in thousands)	July 11, 2020	December 28, 2019
4.50% Senior Unsecured Notes due January 15, 2022	$299,581	$299,441
4.50% Senior Unsecured Notes due December 1, 2023	448,095	447,879
3.90% Senior Unsecured Notes due April 15, 2030	492,664	—
Total long-term debt	$1,240,340	$747,320

Fair value of long-term debt	$1,352,000	$795,000

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

On April 16, 2020, we issued $500.0 million aggregate principal amount of senior unsecured notes (the “Original Notes”). The Original Notes were issued at 99.65% of the principal amount of $500.0 million, are due April 15, 2030 and bear interest at 3.90% per year payable semi-annually in arrears on April 15 and October 15 of each year (collectively with the 2023 Notes and 2022 Notes, referred to as our “senior unsecured notes”).

During the twelve weeks ended July 11, 2020, the Company commenced an exchange offer to exchange the Original Notes in the aggregate principal amount of $500.0 million, which were not registered under the Securities Act of 1933, as amended (the “Securities Act”), for a like principal amount of 3.90% senior unsecured notes due 2030 (the “Exchange Notes”), which have been registered under the Securities Act. The Original Notes were substantially identical to the Exchange Notes, except that the Exchange Notes are registered under the Securities Act and are not subject to the transfer restrictions and certain registration rights agreement provisions applicable to the Original Notes. On July 28, 2020, the Original Notes were successfully exchanged for the Exchange Notes.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

On August 17, 2020, we notified the trustee of our intent to redeem the $300 million aggregate principal of our 2022 Notes.

Bank Debt

During the twelve weeks ended July 11, 2020, we elected to repay the $500.0 million outstanding under our revolving credit facility that we borrowed during the first quarter of 2020. As of July 11, 2020, we had no outstanding borrowings, $1.0 billion of borrowing availability and no letters of credit outstanding under the unsecured revolving credit facility (the “2017 Credit Agreement”). As of December 28, 2019, we had no outstanding borrowings, $1.0 billion of borrowing availability and no letters of credit outstanding under our unsecured revolving credit facility.

As of July 11, 2020 and December 28, 2019, we had $100.1 million and $111.6 million of bilateral letters of credit issued separately from the 2017 Credit Agreement, none of which were drawn upon. These bilateral letters of credit generally have a term of one year or less and primarily serve as collateral for our self-insurance policies.

We were in compliance with financial covenants required by our debt arrangements as of July 11, 2020.

Debt Guarantees

We are a guarantor of loans made by banks to various independently owned Carquest-branded stores that are our customers totaling $54.3 million and $26.4 million as of July 11, 2020 and December 28, 2019. These loans are collateralized by security agreements on merchandise inventory and other assets of the borrowers. The approximate value of the inventory collateralized by these agreements is $65.7 million and $50.3 million as of July 11, 2020 and December 28, 2019. We believe that the likelihood of performance under these guarantees is remote.

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

Operating lease liabilities consist of the following:

(in thousands)	July 11, 2020	December 28, 2019
Total operating lease liabilities	$2,472,467	$2,495,141
Less: Current portion of operating lease liabilities	(431,067)	(477,982)
Noncurrent operating lease liabilities	$2,041,400	$2,017,159

The current portion of operating lease liabilities is included in Other current liabilities in the accompanying condensed consolidated balance sheets.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Total lease cost is included in Cost of sales and selling, general and administrative expenses (“SG&A”) in the accompanying condensed consolidated statements of operations and is recorded net of immaterial sublease income. Total lease cost is comprised of the following:

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
(in thousands)	July 11, 2020	July 13, 2019	July 11, 2020	July 13, 2019
Operating lease cost	$119,707	$124,765	$281,512	$284,811
Variable lease cost	30,856	32,856	74,392	82,546
Total lease cost	$150,563	$157,621	$355,904	$367,357

The future maturity of lease liabilities are as follows:

(in thousands)	July 11, 2020
Remainder of 2020	$262,725
2021	503,068
2022	424,431
2023	387,012
2024	308,440
Thereafter	973,223
Total lease payments	2,858,899
Less: Imputed interest	(386,432)
Total operating lease liabilities	$2,472,467

As of July 11, 2020, our operating lease payments include $86.2 million related to options to extend lease terms that are reasonably certain of being exercised and exclude $56.9 million of legally binding minimum lease payments for leases signed, but not yet commenced.

The weighted-average remaining lease term and weighted-average discount rate for our operating leases are 7.1 years and 3.9% as of July 11, 2020. We calculated the weighted-average discount rates using incremental borrowing rates, which equal the rates of interest that we would pay to borrow funds on a fully collateralized basis over a similar term.

Other information relating to our lease liabilities is as follows:

	Twenty-Eight Weeks Ended
(in thousands)	July 11, 2020	July 13, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$305,079	$278,323
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$219,954	$201,856

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

8. Warranty Liabilities

The following table presents changes in our warranty reserves:

	Twenty-Eight Weeks Ended	Fifty-Two Weeks Ended
(in thousands)	July 11, 2020	December 28, 2019
Warranty reserve, beginning of period	$36,820	$45,280
Additions to warranty reserves	9,341	34,117
Reduction and utilization of reserve	(20,445)	(42,577)
Warranty reserve, end of period	$25,716	$36,820

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

During the twelve weeks ended July 11, 2020, we purchased no shares of our common stock under the share repurchase program. During the twelve weeks ended July 13, 2019, we purchased 0.1 million shares of our common stock under the share repurchase program at an aggregate cost of $10.9 million, or an average price of $151.58 per share. During the twenty-eight weeks ended July 11, 2020 and July 13, 2019, we repurchased 0.2 million and 0.9 million shares of our common stock under our share repurchase program. The shares repurchased in connection with our share repurchase program during the twenty-eight weeks ended July 11, 2020 and July 13, 2019 were at an aggregate cost of $29.0 million and $138.1 million, or an average price of $128.36 and $158.98 per share. We had $861.7 million remaining under our share repurchase program as of July 11, 2020.

10. Earnings per Share

The computation of basic and diluted earnings per share are as follows:

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
(in thousands, except per share data)	July 11, 2020	July 13, 2019	July 11, 2020	July 13, 2019
Numerator
Net income applicable to common shares	$189,960	$124,820	$233,548	$267,320
Denominator
Basic weighted average common shares	69,118	71,738	69,154	71,767
Dilutive impact of share-based awards	176	270	196	296
Diluted weighted average common shares (1)	69,294	72,008	69,350	72,063

Basic earnings per common share	$2.75	$1.74	$3.38	$3.73
Diluted earnings per common share	$2.74	$1.73	$3.37	$3.71

(1)For the twelve and twenty-eight weeks ended July 11, 2020, 159 thousand and 326 thousand restricted stock units (“RSUs”) were excluded from the diluted calculation as their inclusion would have been anti-dilutive. For the twelve and twenty-eight weeks ended July 13, 2019, these anti-dilutive RSUs were insignificant.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

11. Share-Based Compensation

During the twenty-eight weeks ended July 11, 2020, we granted 284 thousand time-based RSUs, 74 thousand performance-based RSUs and 37 thousand market-based RSUs. The general terms of the time-based, performance-based and market-based RSUs are similar to awards previously granted by us.

The weighted average fair values of the time-based, performance-based and market-based RSUs granted during the twenty-eight weeks ended July 11, 2020 were $134.04, $130.03 and $145.04 per share. For time-based and performance-based RSUs, the fair value of each award was determined based on the market price of our stock on the date of grant adjusted for expected dividends during the vesting period, as applicable. The fair value of each market-based RSU was determined using a Monte Carlo simulation model.

Total income tax benefit related to share-based compensation expense for the twelve and twenty-eight weeks ended July 11, 2020 was $2.5 million and $6.0 million Total income tax benefit related to share-based compensation expense for the twelve and twenty-eight weeks ended July 13, 2019 was $2.3 million and $5.0 million As of July 11, 2020, there was $84.6 million of unrecognized compensation expense related to all share-based awards that is expected to be recognized over a weighted average period of 1.7 years.

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

Impact of COVID-19 on Our Business

During the COVID-19 pandemic we are prioritizing protecting the health and safety of our Team Members and customers; working to drive financial performance by preserving our cash position, scrutinizing planned spending and prioritizing various initiatives; and working to help ensure that when the current period of crisis passes, our team will emerge even stronger.

In response to the COVID-19 pandemic, we have continued to take additional measures to help ensure the health and safety of our Team Members and customers. Such measures include retro-fitting our stores with plexiglass care shields, the continuation of certain labor-related benefits for Team Members, social distancing practices, sanitation practices, the use of health check screenings and offering contactless delivery.

Government imposed restrictions and stay at home orders related to the pandemic occurred during our first quarter of 2020. These contributed to negative impacts to demand, primarily during the last six weeks of the sixteen weeks ended April 18, 2020. While the majority of our stores remained opened during this time, we adjusted our store operating hours to better align our variable operating cost, such as labor-related and utility expenses, with the lower demand. As a result, at the beginning of the second quarter of 2020, we began prioritizing certain strategic projects and deferring certain marketing costs. However, as the second quarter of 2020 progressed, we experienced a significant improvement in demand, particularly in our DIY Omnichannel business, that we believe was largely attributable to higher overall industry demand driven by external factors such as government stimulus, an increase in unemployment benefits and other factors that may have contributed to an increase in DIY automotive projects. In addition to these external factors, we believe the execution of prioritized internal initiatives, including the introduction of our new marketing campaign and continued progress on our supply chain optimization efforts, including the implementation of a new pricing platform, contributed to the improvement in demand. As cash flow improved during the twelve weeks ended July 11, 2020, we elected to repay the $500.0 million outstanding under our revolving credit facility that we borrowed during the first quarter of 2020.

Despite the increase in Net sales during the twelve weeks ended July 11, 2020, the COVID-19 pandemic remains an evolving situation. We continue to actively monitor developments that may cause us to take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our Team Members, customers, suppliers and stockholders.

Management Overview

Net sales increased 7.3% in the second quarter of 2020 as compared to the same period in the prior year, primarily driven by an increase in comparable store sales resulting from growth in our DIY Omnichannel business. We experienced our strongest sales growth in our Gulf Coast, Central and Appalachia regions, as well as increased sales in several product categories.

We generated diluted earnings per share (“diluted EPS”) of $2.74 during our second quarter of 2020 compared to $1.73 for the comparable period of 2019. When adjusted for the following non-operational items, our adjusted diluted earnings per share (“Adjusted EPS”) for the twelve weeks ended July 11, 2020 and July 13, 2019 were $2.92 and $2.00.

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	July 11, 2020	July 13, 2019	July 11, 2020	July 13, 2019
Transformation expenses	$0.11	$0.20	$0.30	$0.35
General Parts International, Inc. (“GPI”) amortization of acquired intangible assets	0.07	0.07	0.16	0.15
Other adjustments	—	—	—	0.25

Refer to “Reconciliation of Non-GAAP Financial Measures” for further details of our comparable adjustments and the usefulness of such measures to investors.

Summary of Second Quarter Financial Results

A high-level summary of our financial results for the second quarter of 2020 includes:

•Net sales during the second quarter of 2020 were $2.5 billion, an increase of 7.3% as compared to the second quarter of 2019, primarily driven by an increase in comparable store sales of 7.5%, primarily driven by growth in our DIY Omnichannel business.
•Gross profit margin for the second quarter of 2020 was 43.8% of Net sales, an increase of 56 basis points as compared to the second quarter of 2019. This increase was primarily due to favorable channel mix, including growth in our DIY Omnichannel business, and supply chain efficiencies, partially offset by an increase in inventory related costs.
•SG&A expenses for the second quarter of 2020 were 33.3% of Net sales, a favorable impact of 262 basis points as compared to the second quarter of 2019, which was primarily due to a decrease in labor-related costs and suspension of travel due to the COIVD-19 pandemic. These improvements were partially offset by investments in marketing expenses associated with the launch of our new marketing campaign, as well as the promotion of the DieHard® brand, and an increase in supply costs incurred in response to the COVID-19 pandemic.

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
•The launch of our new marketing campaigns, which focus on our customers and how we serve them every day with care and speed and the launch of the iconic DieHard® brand.
•Progress in the development of a more efficient end-to-end supply chain to deliver our broad assortment.
•Continued enhancement of ‘Advance Same Day’ Curbside Pick Up, ‘Advance Same Day’ Home Delivery and our mobile application and eCommerce performance.

Industry Update

Operating within the automotive aftermarket industry, we are influenced by a number of general macroeconomic factors, many of which are similar to those affecting the overall retail industry. For a complete discussion of these factors, refer to our 2019 Form 10-K, as updated by our subsequent filings with the SEC, including our Form 10-Q filed for the quarterly period ended April 18, 2020, and the “Impact of COVID-19 on Our Business” section included within this Form 10-Q.

Stores and Branches

Key factors in selecting sites and market locations in which we operate include population, demographics, traffic count, vehicle profile, number and strength of competitors’ stores and the cost of real estate. During the twenty-eight weeks ended July 11, 2020, four stores and branches were opened and 55 were closed or consolidated, resulting in a total of 4,986 stores and branches as of July 11, 2020, compared to a total of 5,037 stores and branches as of December 28, 2019.

Results of Operations

	Twelve Weeks Ended				$ Increase/(Decrease)	Basis Points
(in millions)	July 11, 2020		July 13, 2019
Net sales	$2,501.4	100.0%	$2,332.2	100.0%	$169.2	—
Cost of sales	1,404.7	56.2	1,322.8	56.7	81.9	(56)
Gross profit	1,096.7	43.8	1,009.4	43.3	87.3	56
SG&A	833.9	33.3	838.7	36.0	(4.8)	(262)
Operating income	262.8	10.5	170.8	7.3	92.0	319
Interest expense	(13.4)	(0.5)	(8.7)	(0.4)	(4.7)	(16)
Other (expense) income, net	3.1	0.1	4.1	0.2	(1.0)	(5)
Provision for income taxes	62.6	2.5	41.4	1.8	21.2	73
Net income	$190.0	7.6%	$124.8	5.4%	$65.2	224

	Twenty-Eight Weeks Ended				$ Increase/(Decrease)	Basis Points
(in millions)	July 11, 2020		July 13, 2019
Net sales	$5,199.3	100.0%	$5,284.3	100.0%	$(85.0)	—
Cost of sales	2,929.8	56.4	2,970.2	56.2	(40.4)	14
Gross profit	2,269.4	43.6	2,314.1	43.8	(44.7)	(14)
SG&A	1,928.2	37.1	1,935.3	36.6	(7.1)	(46)
Operating income	341.3	6.6	378.7	7.2	(37.4)	(60)
Interest expense	(25.7)	(0.5)	(23.6)	(0.4)	(2.1)	(5)
Other (expense) income, net	(2.9)	(0.1)	1.9	0.0	(4.8)	(9)
Provision for income taxes	79.2	1.5	89.6	1.7	(10.4)	(17)
Net income	$233.5	4.5%	$267.3	5.1%	$(33.8)	(57)
Note: Table amounts may not foot due to rounding.

Net Sales

Net sales increased 7.3% during the second quarter of 2020 compared to the same period of 2019, primarily driven by an increase in comparable store sales resulting from growth in our DIY Omnichannel business. We experienced our strongest sales growth in our Gulf Coast, Central and Appalachia regions, as well as increased sales in several product categories, including accessories and chemicals.

For the twenty-eight weeks ended July 11, 2020, Net sales decreased 1.6% compared to the same period of 2019, primarily driven by a 1.8% decrease in comparable store sales resulting from less overall demand caused principally by the COVID-19 pandemic, particularly in the six weeks ended April 18, 2020, partially offset by an increase in demand in the twelve weeks ended July 11, 2020 resulting from the factors discussed above.

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

Gross Profit

Gross profit for the twelve weeks ended July 11, 2020 was $1,096.7 million, or 43.8%, of Net sales, as compared to $1,009.4 million, or 43.3%, of Net sales for the twelve weeks ended July 13, 2019. This increase in Gross profit as a percentage of Net sales was primarily due to improvements in channel mix and supply chain efficiencies, partially offset by an increase in inventory related costs.

Gross profit for the twenty-eight weeks ended July 11, 2020 was $2,269.4 million, or 43.6% of Net sales, as compared to $2,314.1 million, or 43.8%, of Net sales for the twenty-eight weeks ended July 13, 2019. This decrease in Gross profit as a percentage of Net Sales was primarily due to supply chain deleverage, unfavorable product mix and higher tariff costs, partially offset by the factors discussed above.

As a result of changes in our LIFO reserve, an expense of $3.1 million and $16.5 million was included in the twelve weeks ended July 11, 2020 and July 13, 2019. For the twenty-eight weeks ended July 11, 2020 and July 13, 2019 the expense was $11.9 million and $42.9 million.

Selling, general and administrative expenses

SG&A expenses for the twelve weeks ended July 11, 2020 were $833.9 million, or 33.3% of Net sales, as compared to $838.7 million, or 36.0% of Net sales, for the twelve weeks ended July 13, 2019. This decrease in SG&A expenses as a percentage of Net sales was primarily due to a decrease in labor-related costs, suspension of travel due to the COVID-19 pandemic and a reduction in insurance and claims expenses. These improvements were partially offset by investments in marketing expenses associated with the launch of our new marketing campaign, as well as the promotion of the DieHard® brand, an increase in costs incurred in response to the COVID-19 pandemic and an increase in support contracts related to information technology solutions.

SG&A for the twenty-eight weeks ended July 11, 2020 was $1,928.2 million, or 37.1% of Net sales, as compared to $1,935.3 million, or 36.6% of Net sales, for the twenty-eight weeks ended July 13, 2019. This increase in SG&A as a percentage of Net sales was primarily due to an increase in costs incurred in response to the COVID-19 pandemic and investments in marketing expenses associated with the launch of our new marketing campaign, as well as the promotion of the DieHard® brand. These unfavorable variances were partially offset by a reduction professional services costs incurred as certain transformation-related projects have been postponed in an effort to preserve our financial flexibility in response to the COVID-19 pandemic.

Provision for income taxes

Our Provision for income taxes for the twelve weeks ended July 11, 2020 was $62.6 million, as compared to $41.4 million for the twelve weeks ended July 13, 2019. Our effective tax rate was 24.8% and 24.9% for the twelve weeks ended July 11, 2020 and July 13, 2019.

Our Provision for income taxes for the twenty-eight weeks ended July 11, 2020 was $79.2 million, as compared to $89.6 million for the twenty-eight weeks ended July 13, 2019. Our effective tax rate was 25.3% and 25.1% for the twenty-eight weeks ended July 11, 2020 and July 13, 2019.

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

Transformation Expenses — Costs incurred in connection with our business plan that focuses on specific transformative activities that relate to the integration and streamlining of our operating structure across the enterprise, that we do not view to be normal cash operating expenses. These expenses will include, but not be limited to the following:
•Restructuring costs - Costs primarily relating to the early termination of lease obligations, asset impairment charges, other facility closure costs and Team Member severance in connection with our 2018 Store Rationalization plan and 2017 Store and Supply Chain Rationalization plan.
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

We have included a reconciliation of this information to the most comparable GAAP measures in the following table:

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
(in thousands, except per share data)	July 11, 2020	July 13, 2019	July 11, 2020	July 13, 2019
Net income (GAAP)	$189,960	$124,820	$233,548	$267,320
Cost of sales adjustments:
Transformation expenses:
Restructuring costs	—	—	—	281
Other significant costs	295	—	1,548	—
Other adjustment (1)	—	—	—	13,010
SG&A adjustments:
GPI amortization of acquired intangible assets	6,319	6,336	14,762	14,795
Transformation expenses:
Restructuring costs	5,577	4,963	9,641	10,513
Third-party professional services	1,281	12,461	4,264	19,316
Other significant costs	2,962	1,892	12,122	3,418
Other income adjustment (2)	—	—	—	10,756
Provision for income taxes on adjustments (3)	(4,109)	(6,413)	(10,585)	(18,022)
Adjusted net income (Non-GAAP)	$202,285	$144,059	$265,300	$321,387

Diluted earnings per share (GAAP)	$2.74	$1.73	$3.37	$3.71
Adjustments, net of tax	0.18	0.27	0.46	0.75
Adjusted EPS (Non-GAAP)	$2.92	$2.00	$3.83	$4.46

(1)During the sixteen weeks ended April 20, 2019, we made an out-of-period correction, which increased Cost of sales by $13.0 million, related to received not invoiced inventory.
(2)During the sixteen weeks ended April 20, 2019, we incurred charges relating to a make-whole provision and debt issuance costs of $10.1 million and $0.7 million resulting from the early redemption of our 2020 senior unsecured notes.
(3)The income tax impact of non-GAAP adjustments is calculated using the estimated tax rate in effect for the respective non-GAAP adjustments.

Liquidity and Capital Resources

Overview

Our primary cash requirements necessary to maintain our current operations include payroll and benefits, inventory purchases, contractual obligations, capital expenditures, payment of income taxes, funding of initiatives under our strategic business plan and other operational priorities. Historically, we have used available funds to repay borrowings under our credit facility, to periodically repurchase shares of our common stock under our stock repurchase program, to pay our quarterly cash dividends and for acquisitions; however, given uncertainties related to the COVID-19 pandemic, our future uses of cash may differ if our relative priorities, including the weight we place on the preservation of cash and liquidity change. Typically, we have funded our cash requirements primarily through cash generated from operations, supplemented by borrowings under our credit facilities and notes offerings as needed. We believe funds generated from our expected results of operations, available cash and cash equivalents, and available borrowings under our credit facility will be sufficient to fund our obligations for the next year.

Share Repurchase Program

On November 8, 2019, our Board of Directors authorized a $700.0 million share repurchase program as an addition to the previous $400.0 million share repurchase program that was authorized by our Board of Directors in August 2019.

During the twelve weeks ended July 11, 2020, we purchased no shares of our common stock under the share repurchase program. During the twelve weeks ended July 13, 2019, we purchased 0.1 million shares of our common stock under the share repurchase program at an aggregate cost of $10.9 million, or an average price of $151.58 per share. During the twenty-eight weeks ended July 11, 2020 and July 13, 2019, we repurchased 0.2 million and 0.9 million shares of our common stock under our share repurchase program. The shares repurchased in connection with our share repurchase program during the twenty-eight weeks ended July 11, 2020 and July 13, 2019 were at an aggregate cost of $29.0 million and $138.1 million, or an average price of $128.36 and $158.98 per share. As previously disclosed, we temporarily discontinued the use of our share repurchase program in the first quarter of 2020. Based on current liquidity and overall financial position, we have lifted this temporary suspension as of August 12, 2020.

Analysis of Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities:

	Twenty-Eight Weeks Ended
(in thousands)	July 11, 2020	July 13, 2019
Cash flows provided by operating activities	$448,210	$492,161
Cash flows used in investing activities	(140,030)	(102,859)
Cash flows provided by (used in) financing activities	417,723	(538,566)
Effect of exchange rate changes on cash	(3,066)	456
Net increase (decrease) in Cash and cash equivalents	$722,837	$(148,808)

Operating Activities

For the twenty-eight weeks ended July 11, 2020, net cash provided by operating activities decreased by $44.0 million to $448.2 million compared to the comparable period of 2019. The net decrease in operating cash flows compared to the prior year was primarily driven by a decrease in Net income, largely due to the impact of the COVID-19 pandemic in the six weeks ended April 18, 2020, and decreases in overall working capital, including a decrease in Accounts Payable, partially offset by an increase in Accrued expenses and Inventories.

Investing Activities

For the twenty-eight weeks ended July 11, 2020, net cash used in investing activities increased by $37.2 million to $140.0 million compared to the comparable period of 2019. Cash used in investing activities for the twenty-eight weeks ended July 11, 2020 consisted primarily of purchases of property and equipment, which was $28.7 million higher than the comparable period of 2019, primarily driven by investments made in supply chain and e-commerce, as well as information technology as we remain focused on the complete back office integration throughout the enterprise.

Financing Activities

For the twenty-eight weeks ended July 11, 2020, net cash provided by financing activities was $417.7 million, an increase of $956.3 million as compared to the twenty-eight weeks ended July 13, 2019. This increase was primarily a result of issuing $500.0 million of senior unsecured notes during the twenty-eight weeks ended July 11, 2020.

Our Board of Directors has declared a quarterly cash dividend since 2006. Any payments of dividends in the future will be at the discretion of our Board of Directors and will depend upon our results of operations, cash flows, capital requirements and other factors deemed relevant by our Board of Directors. On August 11, 2020, our Board of Directors declared a quarterly cash dividend of $0.25 per share to be paid on October 2, 2020 to all common shareholders of record as of September 18, 2020.

Long-Term Debt

As of July 11, 2020, we had a credit rating from Standard & Poor’s of BBB- and from Moody’s Investor Service of Baa2. The current outlooks by Standard & Poor’s and Moody’s are both stable. The current pricing grid used to determine our borrowing rate under our revolving credit facility is based on our credit ratings. If these credit ratings decline, our interest rate on outstanding balances may increase and our access to additional financing on favorable terms may be limited. In addition, it could reduce the attractiveness of certain vendor payment programs whereby third-party institutions finance arrangements to our vendors based on our credit rating, which could result in increased working capital requirements. Conversely, if these credit ratings improve, our interest rate may decrease.

On April 16, 2020, we issued senior unsecured notes at 99.65% of the principal amount of $500.0 million, which are due April 15, 2030 and bear interest at 3.90% per year payable semi-annually in arrears on April 15 and October 15 of each year. On July 28, 2020, these senior unsecured notes were exchanged for notes that are registered under the Securities Act and substantially identical to the original senior unsecured notes.

During the twenty-eight weeks ended July 11, 2020, we borrowed and repaid $500.0 million under our unsecured revolving credit facility, with a borrowing availability of $1.0 billion under such facility as of July 11, 2020.

On August 17, 2020, we notified the trustee of our intent to redeem the $300 million aggregate principal of our 2022 Notes.

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

During the twenty-eight weeks ended July 11, 2020, there were no changes to the critical accounting policies discussed in our 2019 Form 10-K. For a complete discussion of our critical accounting policies, refer to the 2019 Form 10-K.

Supplemental Guarantor Financial Information

The following is a description of the terms and conditions of the guarantees with respect to all senior unsecured notes for which Advance Auto Parts, Inc. (“Issuer”) is an issuer or provides full and unconditional guarantee.

Certain 100% wholly owned domestic subsidiaries of the Issuer, including our Material Subsidiaries (as defined in the 2017 Credit Agreement) serve as guarantors (“Guarantor Subsidiaries”) of our senior unsecured notes. The subsidiary guarantees related to our senior unsecured notes are full and unconditional and joint and several, and there are no restrictions on the ability of the Issuer to obtain funds from its Guarantor Subsidiaries. Certain of our wholly owned subsidiaries, including all of our foreign subsidiaries and captive insurance subsidiary, do not serve as guarantors of our senior unsecured notes (“Non-Guarantor Subsidiaries”).

The following tables presents summarized financial information for the Issuer and Guarantor Subsidiaries on a combined basis after after elimination of (i) intercompany transactions and balances among the Issuer and the Guarantor Subsidiaries and (ii) equity in earnings from and investments in any subsidiaries that are a Non-Guarantor Subsidiary.

Summarized Financial Information

Balance Sheets
	Issuer and Guarantor Subsidiaries
(in millions)	July 11, 2020	December 28, 2019
Assets
Current assets (1)	$6,026.0	$5,329.9
Non-current assets (2)	5,389.8	5,403.6

Liabilities and equity
Current liabilities	$4,217.9	$4,264.3
Intercompany payables, net due to Non-Guarantor Subsidiaries	374.2	342.8
Other non-current liabilities	3,656.7	3,128.2

(1)Current assets includes $4,176.1 million and $4,234.2 million of Inventories as of July 11, 2020 and December 28, 2019.
(2)Non-current assets includes $1,598.8 million and $1,613.8 million of Goodwill and Intangible assets, net as of July 11, 2020 and December 28, 2019.

Statements of Operations
	Issuer and Guarantor Subsidiaries
	Twenty-Eight Weeks Ended	Fifty-Two Weeks Ended
(in millions)	July 11, 2020	December 28, 2019
Net sales	$5,014.5	$9,342.2
Gross profit	2,194.8	4,089.8
Operating income	312.0	605.5
Income before provision for income taxes	289.6	569.0
Net income	233.5	486.9

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

Our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of July 11, 2020. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our quarter ended July 11, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As a result of the COVID-19 pandemic that commenced during the first quarter of 2020, during the second quarter of 2020 certain of our Team Members continued to work remotely and certain stores and distribution centers continued to operate with limited Team Members on-site. We have not identified any material changes in our internal control over financial reporting as a result of these changes to the working environment. We are continually monitoring and assessing the COVID-19 situation to determine any potential impacts on the design and operating effectiveness of our internal controls over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

On February 6, 2018, a putative class action on behalf of purchasers of our securities who purchased or otherwise acquired their securities between November 14, 2016 and August 15, 2017, inclusive (the “Class Period”), was commenced against us and certain of our current and former officers in the U.S. District Court for the District of Delaware. The plaintiff alleges that the defendants failed to disclose material adverse facts about our financial well-being, business relationships, and prospects during the alleged Class Period in violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. On February 7, 2020 the court granted in part and denied in part our motion to dismiss. The surviving claims will now be subject to discovery. In addition, derivative complaints purportedly on behalf of the Company were filed against us as nominal defendant and certain of our current and former officers and directors related to similar allegations for the Class Period on April 29, 2020 in the U.S. District Court for the District of Delaware and August 13, 2020 in the Delaware Court of Chancery. We strongly dispute the allegations of the complaints and intend to defend the cases vigorously.

ITEM 1A. RISK FACTORS

Please refer to “Item 1a. Risk Factors.” found in our 2019 Form 10-K filed for the year ended December 28, 2019, as updated by our subsequent filings with the SEC, including our Form 10-Q filed for the quarterly period ended April 18, 2020, for risks that, if were to occur, could materially adversely affect our business, financial condition, results of operations, cash flows and future prospects, which could in turn materially affect the price of our common stock.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth the information with respect to repurchases of our common stock for the quarter ended July 11, 2020:

	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2) (in thousands)
April 19, 2020 to May 16, 2020	—	$—	—	$861,747
May 17, 2020 to June 13, 2020	10,468	137.69	—	861,747
June 14, 2020 to July 11, 2020	—	—	—	861,747
Total	10,468	$137.69	—	$861,747

(1)The aggregate cost of repurchasing shares in connection with the net settlement of shares issued as a result of the vesting of restricted stock units was $1.4 million, or an average price of $137.69 per share, during the twelve weeks ended July 11, 2020.
(2)On November 8, 2019, our Board of Directors authorized a $700.0 million share repurchase program. This new authorization was in addition to the $400.0 million share repurchase program that was authorized by our Board of Directors in August 2019.

ITEM 5.OTHER INFORMATION

Effective August 12, 2020, the Company’s Board of Directors (the “Board”) amended the Company’s Amended and Restated By-Laws to include additional language related to the ability to conduct meetings by means of remote communication and adjourn meetings, remove a provision regarding partially paid stock, remove language regarding director actions by written consent being filed with the Company’s minutes and implementing certain administrative and technical changes. A clean copy of the Amended and Restated By-Laws, as amended, is filed as Exhibit 3.2 to this Quarterly Report on Form 10-Q, and a redline copy of the Amended and Restated By-Laws is filed as Exhibit 3.3 to this Quarterly Report on Form 10-Q.

ITEM 6.EXHIBITS

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith
3.1	Restated Certificate of Incorporation of Advance Auto Parts, Inc., effective May 24, 2017.	10-Q	3.1	8/14/2018
3.2	Amended and Restated Bylaws of Advance Auto Parts, Inc., effective August 12, 2020 (Clean copy).				X
3.3	Amended and Restated Bylaws of Advance Auto Parts, Inc., effective August 12, 2020 (Redline copy).				X
4.1	Indenture, dated as of April 16, 2020 by and among Advance Auto Parts, Inc., each of the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as trustee.	8-K	4.1	4/17/2020
4.2	Registration Rights Agreement, dated as of April 16, 2020, by and among Advance Auto Parts, Inc., each of the guarantors party thereto, BofA Securities, Inc., SunTrust Robinson Humphrey, Inc. and J.P. Morgan Securities LLC.	8-K	4.2	4/17/2020
4.3	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Act of 1934				X
22.1	List of the Issuer and its Guarantor Subsidiaries				X
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X
104.1	Cover Page Interactive Data file (Embedded within Inline XBRL Documents and Included in Exhibit 101.)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCE AUTO PARTS, INC.

Date: August 18, 2020	/s/ Andrew E. Page
Andrew E. Page Senior Vice President, Controller and Chief Accounting Officer