Form 10-Q
period 2020-10-03
ADVANCE AUTO PARTS INC
filed 2020-11-10
CIK 1158449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q
________________________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 3, 2020

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

As of November 6, 2020, the number of shares of the registrant’s common stock outstanding was 67,854,539 shares.

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

PART I.  FINANCIAL INFORMATION

ITEM 1.CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except per share data) (Unaudited)

	October 3, 2020	December 28, 2019
Assets
Current assets:
Cash and cash equivalents	$1,068,205	$418,665
Receivables, net	843,054	689,469
Inventories	4,367,272	4,432,168
Other current assets	158,819	155,241
Total current assets	6,437,350	5,695,543
Property and equipment, net of accumulated depreciation of $2,138,194 and $2,037,849	1,444,889	1,433,213
Operating lease right-of-use assets	2,362,437	2,365,325
Goodwill	991,398	992,240
Intangible assets, net	686,315	709,756
Other assets	50,374	52,448
	$11,972,763	$11,248,525
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,527,324	$3,421,987
Accrued expenses	632,670	535,863
Other current liabilities	488,894	519,852
Total current liabilities	4,648,888	4,477,702
Long-term debt	1,031,872	747,320
Non-current operating lease liabilities	2,014,898	2,017,159
Deferred income taxes	342,730	334,013
Other long-term liabilities	171,711	123,250
Commitments and contingencies
Stockholders’ equity:
Preferred stock, nonvoting, $0.0001 par value	—	—
Common stock, voting, $0.0001 par value	8	8
Additional paid-in capital	772,313	735,183
Treasury stock, at cost	(1,072,719)	(924,389)
Accumulated other comprehensive loss	(38,714)	(34,569)
Retained earnings	4,101,776	3,772,848
Total stockholders’ equity	3,762,664	3,549,081
	$11,972,763	$11,248,525

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands, except per share data) (Unaudited)

	Twelve Weeks Ended		Forty Weeks Ended
	October 3, 2020	October 5, 2019	October 3, 2020	October 5, 2019
Net sales	$2,541,928	$2,312,106	$7,741,190	$7,596,389
Cost of sales, including purchasing and warehousing costs	1,413,457	1,300,180	4,343,272	4,270,412
Gross profit	1,128,471	1,011,926	3,397,918	3,325,977
Selling, general and administrative expenses	871,660	839,598	2,799,837	2,774,936
Operating income	256,811	172,328	598,081	551,041
Other, net:
Interest expense	(11,925)	(8,443)	(37,590)	(32,062)
Loss on early redemptions of senior unsecured notes	(48,022)	—	(48,022)	(10,756)
Other income (expense), net	674	(3,145)	(2,198)	9,484
Total other, net	(59,273)	(11,588)	(87,810)	(33,334)
Income before provision for income taxes	197,538	160,740	510,271	517,707
Provision for income taxes	50,062	37,071	129,247	126,718
Net income	$147,476	$123,669	$381,024	$390,989

Basic earnings per common share	$2.14	$1.76	$5.51	$5.48
Weighted average common shares outstanding	68,965	70,381	69,097	71,351
Diluted earnings per common share	$2.13	$1.75	$5.50	$5.46
Weighted average common shares outstanding	69,267	70,664	69,325	71,643

Condensed Consolidated Statements of Comprehensive Income
(In thousands) (Unaudited)

	Twelve Weeks Ended		Forty Weeks Ended
	October 3, 2020	October 5, 2019	October 3, 2020	October 5, 2019
Net income	$147,476	$123,669	$381,024	$390,989
Other comprehensive income (loss):
Changes in net unrecognized other postretirement benefit costs, net of tax of $26, $32, $29 and $40	(73)	(92)	(80)	(66)
Currency translation adjustments	5,298	(5,289)	(4,065)	5,397
Total other comprehensive income (loss)	5,225	(5,381)	(4,145)	5,331
Comprehensive income	$152,701	$118,288	$376,879	$396,320

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries Condensed Consolidated Statements of Changes in Stockholders’ Equity (In thousands, except per share data) (Unaudited)

	Twelve Weeks Ended October 3, 2020
	Common Stock		Additional Paid-in Capital	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance, July 11, 2020	69,139	$8	$760,535	$(961,592)	$(43,939)	$3,971,507	$3,726,519
Net income	—	—	—	—	—	147,476	147,476
Total other comprehensive income	—	—	—	—	5,225	—	5,225
Restricted stock units and deferred stock units vested	27	—	—	—	—	—	—
Share-based compensation	—	—	11,089	—	—	—	11,089
Stock issued under employee stock purchase plan	5	—	693	—	—	—	693
Repurchases of common stock	(726)	—	—	(111,127)	—	—	(111,127)
Cash dividends declared ($0.25 per common share)	—	—	—	—	—	(17,207)	(17,207)
Other	—	—	(4)	—	—	—	(4)
Balance, October 3, 2020	68,445	$8	$772,313	$(1,072,719)	$(38,714)	$4,101,776	$3,762,664

	Twelve Weeks Ended October 5, 2019
	Common Stock		Additional Paid-in Capital	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance, July 13, 2019	71,697	$8	$715,747	$(572,592)	$(33,481)	3,561,620	$3,671,302
Net income	—	—	—	—	—	123,669	123,669
Total other comprehensive loss	—	—	—	—	(5,381)	—	(5,381)
Restricted stock units and deferred stock units vested	22	—	—	—	—	—	—
Share-based compensation	—	—	8,613	—	—	—	8,613
Stock issued under employee stock purchase plan	5	—	710	—	—	—	710
Repurchases of common stock	(2,449)	—	—	(339,743)	—	—	(339,743)
Cash dividends declared ($0.06 per common share)	—	—	—	—	—	(4,189)	(4,189)
Other	—	—	(39)	—	—	—	(39)
Balance, October 5, 2019	69,275	$8	$725,031	$(912,335)	$(38,862)	3,681,100	$3,454,942

Advance Auto Parts, Inc. and Subsidiaries Condensed Consolidated Statements of Changes in Stockholders’ Equity (In thousands, except per share data) (Unaudited)

	Forty Weeks Ended October 3, 2020
	Common Stock		Additional Paid-in Capital	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance, December 28, 2019	69,232	$8	$735,183	$(924,389)	$(34,569)	$3,772,848	$3,549,081
Net income	—	—	—	—	—	381,024	381,024
Total other comprehensive loss	—	—	—	—	(4,145)	—	(4,145)
Restricted stock units and deferred stock units vested	206	—	—	—	—	—	—
Share-based compensation	—	—	34,927	—	—	—	34,927
Stock issued under employee stock purchase plan	20	—	2,211	—	—	—	2,211
Repurchases of common stock	(1,013)	—	—	(148,330)	—	—	(148,330)
Cash dividends declared ($0.75 per common share)	—	—	—	—	—	(52,096)	(52,096)
Other	—	—	(8)	—	—	—	(8)
Balance, October 3, 2020	68,445	$8	$772,313	$(1,072,719)	$(38,714)	$4,101,776	$3,762,664

	Forty Weeks Ended October 5, 2019
	Common Stock		Additional Paid-in Capital	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance, December 29, 2018	72,460	$8	$694,797	$(425,954)	$(44,193)	$3,326,155	$3,550,813
Net income	—	—	—	—	—	390,989	390,989
Cumulative effect of accounting change from adoption of ASU 2016-02, net of tax	—	—	—	—	—	(23,165)	(23,165)
Total other comprehensive loss	—	—	—	—	5,331	—	5,331
Restricted stock units and deferred stock units vested	167	—	—	—	—	—	—
Share-based compensation	—	—	28,038	—	—	—	28,038
Stock issued under employee stock purchase plan	16	—	2,358	—	—	—	2,358
Repurchases of common stock	(3,370)	—	—	(486,381)	—	—	(486,381)
Cash dividends declared ($0.18 per common share)	—	—	—	—	—	(12,879)	(12,879)
Other	2	—	(162)	—	—	—	(162)
Balance, October 5, 2019	69,275	$8	$725,031	$(912,335)	$(38,862)	$3,681,100	$3,454,942

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands) (Unaudited)

	Forty Weeks Ended
	October 3, 2020	October 5, 2019
Cash flows from operating activities:
Net income	$381,024	$390,989
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	192,911	179,565
Share-based compensation	34,927	28,038
Loss and impairment of long-lived assets	1,582	4,413
Loss on early redemptions of senior unsecured notes	48,022	10,756
Provision for deferred income taxes	8,975	7,653
Other	1,212	1,328
Net change in:
Receivables, net	(154,888)	(95,280)
Inventories	62,181	(24,985)
Accounts payable	106,831	227,822
Accrued expenses	111,136	(29,672)
Other assets and liabilities, net	15,305	7,919
Net cash provided by operating activities	809,218	708,546
Cash flows from investing activities:
Purchases of property and equipment	(192,632)	(169,224)
Purchase of an indefinite-lived intangible asset	(230)	—
Proceeds from sales of property and equipment	914	8,714
Net cash used in investing activities	(191,948)	(160,510)
Cash flows from financing activities:
Decrease in bank overdrafts	—	(59,351)
Proceeds from borrowing on revolving credit facility	500,000	—
Payment on revolving credit facility	(500,000)	—
Proceeds from issuances of senior unsecured notes, net	847,092	—
Early redemptions of senior unsecured notes	(602,568)	(310,047)
Dividends paid	(56,210)	(17,185)
Proceeds from the issuance of common stock	2,211	2,358
Repurchases of common stock	(148,330)	(486,381)
Other, net	(8,735)	(258)
Net cash provided by (used in) financing activities	33,460	(870,864)
Effect of exchange rate changes on cash	(1,190)	27
Net increase (decrease) in cash and cash equivalents	649,540	(322,801)
Cash and cash equivalents, beginning of period	418,665	896,527
Cash and cash equivalents, end of period	$1,068,205	$573,726

Non-cash transactions:
Accrued purchases of property and equipment	$16,302	$30,331

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

As of October 3, 2020, we operated a total of 4,811 stores and 168 branches primarily within the United States, with additional locations in Canada, Puerto Rico and the U.S. Virgin Islands. In addition, as of October 3, 2020, we served 1,269 independently owned Carquest branded stores across the same geographic locations served by our stores and branches in addition to Mexico and various Caribbean islands.

In March 2020, the World Health Organization categorized the COVID-19 outbreak as a pandemic. As a majority of our stores and facilities have remained open, we have taken additional measures to help protect the health and safety of our Team Members and customers. Such measures, among others, include the implementation of other labor-related benefits for Team Members and increased sanitation practices across Advance. Since the assumptions underpinning our long-term revenue and cash flow growth rates, operating models and business strategies have not been significantly impacted, there was no material impairment of our various assets during the twelve and forty weeks ended October 3, 2020.

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

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

2.    Significant Accounting Policies

Revenues

The following table summarizes disaggregated revenue from contracts with customers by product group:

	Twelve Weeks Ended		Forty Weeks Ended
	October 3, 2020	October 5, 2019	October 3, 2020	October 5, 2019
Percentage of Net sales, by product group:
Parts and batteries	67%	68%	66%	67%
Accessories and chemicals	20	20	21	21
Engine maintenance	12	11	12	11
Other	1	1	1	1
Total	100%	100%	100%	100%

Recently Issued Accounting Pronouncements

During the first quarter of 2020, we adopted Financial Accounting Standard Board (“FASB”) Accounting Standards Update 2016-13 (“ASU 2016-13”), Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which required us to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable supportable forecasts. This replaced the existing incurred loss model and is applicable to the measurement of credit losses on financial assets, including trade receivables. The adoption of ASU 2016-13 did not have a material impact on our consolidated financial statements.

During the second quarter of 2020, we early adopted the SEC’s, Financial Disclosures About Guarantors and Issuers of Guaranteed Securities and Affiliates Whose Securities Collateralize a Registrant’s Securities rules, which simplify the disclosure requirements related to the Company’s registered securities under Rule 3-10 of Regulation S-X. The final rule also allows for the simplified disclosure to be included within Management’s Discussion and Analysis of Financial Condition and Results of Operations.

3.    Inventories

Inventories are stated at the lower of cost or market. We used the last in, first out (“LIFO”) method of accounting for approximately 89% of inventories as of October 3, 2020 and December 28, 2019. Under the LIFO method, our Cost of sales reflects the costs of the most recently purchased inventories, while the inventory carrying balance represents the costs for inventories purchased in the forty weeks ended October 3, 2020 and prior years. We recorded a reduction to Cost of sales of $15.9 million and an increase to Cost of sales of $33.8 million for the twelve weeks ended October 3, 2020 and October 5, 2019 and a reduction to Cost of sales of $3.9 million and an increase to Cost of sales of $76.7 million for the forty weeks ended October 3, 2020 and October 5, 2019 to state inventories at LIFO.

An actual valuation of inventory under the LIFO method is performed by us at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on our estimates of expected inventory levels and costs at the end of the year.

Inventory balances were as follows:

(in thousands)	October 3, 2020	December 28, 2019
Inventories at first in, first out (“FIFO”)	$4,221,760	$4,290,565
Adjustments to state inventories at LIFO	145,512	141,603
Inventories at LIFO	$4,367,272	$4,432,168

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

4.    Intangible Assets

Our definite-lived intangible assets include customer relationships and non-compete agreements. Amortization expense was $7.3 million for the twelve weeks ended October 3, 2020 and October 5, 2019 and $24.3 million and $24.4 million for the forty weeks ended October 3, 2020 and October 5, 2019.

5.    Receivables, net

Receivables consist of the following:

(in thousands)	October 3, 2020	December 28, 2019
Trade	$556,503	$422,403
Vendor	268,223	249,009
Other	28,890	32,306
Total receivables	853,616	703,718
Less: allowance for doubtful accounts	(10,562)	(14,249)
Receivables, net	$843,054	$689,469

6.    Long-term Debt and Fair Value of Financial Instruments

Long-term debt consists of the following:

(in thousands)	October 3, 2020	December 28, 2019
4.50% Senior Unsecured Notes due January 15, 2022	$—	$299,441
4.50% Senior Unsecured Notes due December 1, 2023	192,849	447,879
1.75% Senior Unsecured Notes due October 1, 2027	345,909	—
3.90% Senior Unsecured Notes due April 15, 2030	493,114	—
Total long-term debt	$1,031,872	$747,320

Fair value of long-term debt	$1,128,000	$795,000

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

On April 16, 2020, we issued $500.0 million aggregate principal amount of senior unsecured notes (the “Original Notes”). The Original Notes were issued at 99.65% of the principal amount of $500.0 million, are due April 15, 2030 and bear interest at 3.90% per year payable semi-annually in arrears on April 15 and October 15 of each year (collectively with the 2023 Notes and 2027 Notes, referred to as our “senior unsecured notes”).

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

During the second quarter of 2020, we commenced an exchange offer to exchange the Original Notes in the aggregate principal amount of $500.0 million, which were not registered under the Securities Act of 1933, as amended (the “Securities Act”), for a like principal amount of 3.90% senior unsecured notes due 2030 (the “Exchange Notes” or “2030 Notes”), which have been registered under the Securities Act. The Original Notes were substantially identical to the Exchange Notes, except that the Exchange Notes are registered under the Securities Act and are not subject to the transfer restrictions and certain registration rights agreement provisions applicable to the Original Notes. On July 28, 2020, the Original Notes were successfully exchanged for the Exchange Notes.

On September 16, 2020, we redeemed all $300.0 million aggregate principal amount of our outstanding 2022 Notes. In connection with this early redemption, we incurred charges relating to a make-whole provision and debt issuance costs of $15.8 million and $0.3 million.

On September 29, 2020, we issued $350.0 million aggregate principal amount of senior unsecured notes (the “2027 Notes”). The 2027 Notes were issued at 99.67% of the principal amount of $350.0 million, are due October 1, 2027 and bear interest at 1.75% per year payable semi-annually in arrears on April 1 and October 1 of each year. In connection with the 2027 Notes offering, we incurred $2.9 million of debt issuance costs.

Pursuant to a cash tender offer that was completed on September 29, 2020, we repurchased $256.3 million of our 2023 Notes with the net proceeds from the 2027 Notes. In connection with this tender offer, we incurred charges relating to tender premiums and debt issuance costs of $30.5 million and $1.4 million.

Bank Debt

During the second quarter of 2020, we elected to repay the $500.0 million outstanding under our revolving credit facility that we borrowed during the first quarter of 2020. As of October 3, 2020, we had no outstanding borrowings, $1.0 billion of borrowing availability and no letters of credit outstanding under the unsecured revolving credit facility (the “2017 Credit Agreement”). As of December 28, 2019, we had no outstanding borrowings, $1.0 billion of borrowing availability and no letters of credit outstanding under our unsecured revolving credit facility.

As of October 3, 2020 and December 28, 2019, we had $99.9 million and $111.6 million of bilateral letters of credit issued separately from the 2017 Credit Agreement, none of which were drawn upon. These bilateral letters of credit generally have a term of one year or less and primarily serve as collateral for our self-insurance policies.

We were in compliance with financial covenants required by our debt arrangements as of October 3, 2020.

Debt Guarantees

We are a guarantor of loans made by banks to various independently owned Carquest-branded stores that are our customers totaling $53.6 million and $26.4 million as of October 3, 2020 and December 28, 2019. These loans are collateralized by security agreements on merchandise inventory and other assets of the borrowers. The approximate value of the inventory collateralized by these agreements is $56.5 million and $50.3 million as of October 3, 2020 and December 28, 2019. We believe that the likelihood of performance under these guarantees is remote.

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

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Operating lease liabilities consist of the following:

(in thousands)	October 3, 2020	December 28, 2019
Total operating lease liabilities	$2,458,607	$2,495,141
Less: Current portion of operating lease liabilities	(443,709)	(477,982)
Noncurrent operating lease liabilities	$2,014,898	$2,017,159

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

Total lease cost is included in Cost of sales and selling, general and administrative expenses (“SG&A”) in the accompanying condensed consolidated statements of operations and is recorded net of immaterial sublease income. Total lease cost is comprised of the following:

	Twelve Weeks Ended		Forty Weeks Ended
(in thousands)	October 3, 2020	October 5, 2019	October 3, 2020	October 5, 2019
Operating lease cost	$121,869	$121,057	$403,381	$405,868
Variable lease cost	31,469	36,808	105,862	119,354
Total lease cost	$153,338	$157,865	$509,243	$525,222

The future maturity of lease liabilities are as follows:

(in thousands)	October 3, 2020
Remainder of 2020	$132,419
2021	520,542
2022	440,081
2023	401,295
2024	322,254
Thereafter	1,011,763
Total lease payments	2,828,354
Less: Imputed interest	(369,747)
Total operating lease liabilities	$2,458,607

As of October 3, 2020, our operating lease payments include $54.4 million related to options to extend lease terms that are reasonably certain of being exercised and exclude $45.7 million of legally binding minimum lease payments for leases signed, but not yet commenced.

The weighted-average remaining lease term and weighted-average discount rate for our operating leases are 7.0 years and 3.7% as of October 3, 2020. We calculated the weighted-average discount rates using incremental borrowing rates, which equal the rates of interest that we would pay to borrow funds on a fully collateralized basis over a similar term.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Other information relating to our lease liabilities is as follows:

	Forty Weeks Ended
(in thousands)	October 3, 2020	October 5, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$433,934	$417,262
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$305,930	$270,440

8.    Warranty Liabilities

The following table presents changes in our warranty reserves:

	Forty Weeks Ended	Fifty-Two Weeks Ended
(in thousands)	October 3, 2020	December 28, 2019
Warranty reserve, beginning of period	$36,820	$45,280
Additions to warranty reserves	12,512	34,117
Reduction and utilization of reserve	(29,694)	(42,577)
Warranty reserve, end of period	$19,638	$36,820

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

During the twelve weeks ended October 3, 2020, we repurchased 0.7 million shares of our common stock at an aggregate cost of $109.6 million, or an average price of $153.06 per share, in connection with our share repurchase program. During the twelve weeks ended October 5, 2019, we purchased 2.4 million shares of our common stock under the share repurchase program at an aggregate cost of $338.6 million, or an average price of $138.71 per share. During the forty weeks ended October 3, 2020 and October 5, 2019, we repurchased 0.9 million and 3.3 million shares of our common stock under our share repurchase program. The shares repurchased in connection with our share repurchase program during the forty weeks ended October 3, 2020 and October 5, 2019 were at an aggregate cost of $138.6 million and $476.7 million, or an average price of $147.13 and $144.03 per share. We had $752.2 million remaining under our share repurchase program as of October 3, 2020.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

10.    Earnings per Share

The computation of basic and diluted earnings per share are as follows:

	Twelve Weeks Ended		Forty Weeks Ended
(in thousands, except per share data)	October 3, 2020	October 5, 2019	October 3, 2020	October 5, 2019
Numerator
Net income applicable to common shares	$147,476	$123,669	$381,024	$390,989
Denominator
Basic weighted average common shares	68,965	70,381	69,097	71,351
Dilutive impact of share-based awards	302	283	228	292
Diluted weighted average common shares (1)	69,267	70,664	69,325	71,643

Basic earnings per common share	$2.14	$1.76	$5.51	$5.48
Diluted earnings per common share	$2.13	$1.75	$5.50	$5.46

(1)For the twelve weeks and forty weeks ended October 3, 2020 101 thousand, and 134 thousand restricted stock units (“RSUs”) were excluded from the diluted calculation as their inclusion would have been anti-dilutive. For the twelve and forty weeks ended October 5, 2019, 175 thousand and 115 thousand restricted stock units (“RSUs”) were excluded excluded from the diluted calculation as their inclusion would have been anti-dilutive.

11.    Share-Based Compensation

During the forty weeks ended October 3, 2020, we granted 312 thousand time-based RSUs, 74 thousand performance-based RSUs and 37 thousand market-based RSUs. The general terms of the time-based, performance-based and market-based RSUs are similar to awards previously granted by us.

The weighted average fair values of the time-based, performance-based and market-based RSUs granted during the forty weeks ended October 3, 2020 were $136.13, $130.03 and $145.04 per share. For time-based and performance-based RSUs, the fair value of each award was determined based on the market price of our stock on the date of grant adjusted for expected dividends during the vesting period, as applicable. The fair value of each market-based RSU was determined using a Monte Carlo simulation model.

Total income tax benefit related to share-based compensation expense for the twelve and forty weeks ended October 3, 2020 was $2.8 million and $8.8 million. Total income tax benefit related to share-based compensation expense for the twelve and forty weeks ended October 5, 2019 was $1.7 million and $6.7 million. As of October 3, 2020, there was $76.3 million of unrecognized compensation expense related to all share-based awards that is expected to be recognized over a weighted average period of 1.6 years.

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

Government imposed restrictions and stay at home orders related to the pandemic occurred during our first quarter of 2020. These contributed to negative impacts to demand, primarily during the last six weeks of the sixteen weeks ended April 18, 2020. However, as the second and third quarters of 2020 progressed, we experienced a significant improvement in demand, particularly in our DIY Omnichannel business, that we believe was largely attributable to higher overall industry demand driven by external factors such as government stimulus, an increase in unemployment benefits, consumers’ preference to use personal vehicles rather than public transportation and other factors that may have contributed to an increase in DIY automotive projects. In addition to these external factors, we believe the execution of prioritized internal initiatives, including our new marketing campaign and providing a variety of shopping choices for customers with our Advance Same Day options, contributed to the improvement in demand. We have also continued to make progress on the development of our key supply chain initiatives, including cross-banner replenishment and our single warehouse management system.

Despite the increase in Net sales during the twelve and forty weeks ended October 3, 2020, the COVID-19 pandemic remains an evolving situation. We continue to actively monitor developments that may cause us to take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our Team Members, customers, suppliers and stockholders.

Management Overview

Net sales increased 9.9% in the third quarter of 2020 as compared to the same period in the prior year, primarily driven by an increase in comparable store sales resulting from growth in our DIY Omnichannel business. We experienced positive comparable store sales across every region, with the Gulf Coast, Central and Southeast regions having the strongest growth. While still positive, the Northeast Mid-Atlantic and West Coast regions had the lowest comparable store sales growth.

We generated diluted earnings per share (“diluted EPS”) of $2.13 during our third quarter of 2020 compared to $1.75 for the comparable period of 2019. When adjusted for the following non-operational items, our adjusted diluted earnings per share (“Adjusted EPS”) for the twelve weeks ended October 3, 2020 and October 5, 2019 were $2.81 and $2.10.

	Twelve Weeks Ended		Forty Weeks Ended
	October 3, 2020	October 5, 2019	October 3, 2020	October 5, 2019
Transformation expenses	$0.09	$0.28	$0.39	$0.63
General Parts International, Inc. (“GPI”) amortization of acquired intangible assets	0.07	0.07	0.23	0.21
Other adjustments	0.52	—	0.52	0.25

Refer to “Reconciliation of Non-GAAP Financial Measures” for further details of our comparable adjustments and the usefulness of such measures to investors.

Summary of Third Quarter Financial Results

A high-level summary of our financial results for the third quarter of 2020 includes:

•Net sales during the third quarter of 2020 were $2.5 billion, an increase of 9.9% as compared to the third quarter of 2019, primarily driven by an increase in comparable store sales of 10.2%, led by growth in our DIY Omnichannel business.
•Gross profit margin for the third quarter of 2020 was 44.4% of Net sales, an increase of 63 basis points as compared to the third quarter of 2019. This increase was primarily due to favorable channel mix, including growth in our DIY Omnichannel business, supply chain efficiencies and favorable pricing actions.
•SG&A expenses for the third quarter of 2020 were 34.3% of Net sales, a favorable impact of 202 basis points as compared to the third quarter of 2019. This favorable impact was primarily due to our ability to leverage payroll and rent expenses and lower incident rate and claims that we attribute to continued focus on employee safety.

Business and Risks Update

We continue to make progress on the various elements of our strategic business plan, which is focused on improving the customer experience and driving consistent execution for both Professional and DIY customers. To achieve these improvements, we have undertaken planned strategic initiatives to help build a foundation for long-term success across the organization, which include:

•Continued development of a demand-based assortment, leveraging purchase and search history from our common catalog, versus our existing push-down supply approach.
•Advancement towards optimizing our footprint by market, including consolidating our Worldpac and Autopart International businesses, to drive share, repurpose our in-market store and asset base and streamline our distribution network.
•Continued development of our marketing campaigns, which focus on our customers and how we serve them every day with care and speed and the launch of the iconic DieHard® brand.
•Progress in the development of a more efficient end-to-end supply chain to deliver our broad assortment.
•Enhancement of ‘Advance Same Day’ Curbside Pick Up, ‘Advance Same Day’ Home Delivery and our mobile application and eCommerce performance.

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

Stores and Branches

Key factors in selecting sites and market locations in which we operate include population, demographics, traffic count, vehicle profile, number and strength of competitors’ stores and the cost of real estate. During the forty weeks ended October 3, 2020, 10 stores and branches were opened and 68 were closed or consolidated, resulting in a total of 4,979 stores and branches as of October 3, 2020, compared to a total of 5,037 stores and branches as of December 28, 2019.

Results of Operations

	Twelve Weeks Ended				$ Increase/(Decrease)	Basis Points
(in millions)	October 3, 2020		October 5, 2019
Net sales	$2,541.9	100.0%	$2,312.1	100.0%	$229.8	—
Cost of sales	1,413.5	55.6	1,300.2	56.2	113.3	(63)
Gross profit	1,128.5	44.4	1,011.9	43.8	116.5	63
SG&A	871.7	34.3	839.6	36.3	32.1	(202)
Operating income	256.8	10.1	172.3	7.5	84.5	265
Interest expense	(11.9)	(0.5)	(8.4)	(0.4)	(3.5)	(10)
Loss on early redemptions of senior unsecured notes	(48.0)	(1.9)	0.0	0.0	(48.0)	(189)
Other income (expense), net	0.7	0.0	(3.1)	(0.1)	3.8	16
Provision for income taxes	50.1	2.0	37.1	1.6	13.0	37
Net income	$147.5	5.8%	$123.7	5.3%	$23.8	45

	Forty Weeks Ended				$ Increase/(Decrease)	Basis Points
(in millions)	October 3, 2020		October 5, 2019
Net sales	$7,741.2	100.0%	$7,596.4	100.0%	$144.8	—
Cost of sales	4,343.3	56.1	4,270.4	56.2	72.9	(11)
Gross profit	3,397.9	43.9	3,326.0	43.8	71.9	11
SG&A	2,799.8	36.2	2,774.9	36.5	24.9	(36)
Operating income	598.1	7.7	551.0	7.3	47.0	47
Interest expense	(37.6)	(0.5)	(32.1)	(0.4)	(5.5)	(6)
Loss on early redemptions of senior unsecured notes	(48.0)	(0.6)	(10.8)	(0.1)	(37.2)	(48)
Other (expense) income, net	(2.2)	0.0	9.5	0.1	(11.7)	(15)
Provision for income taxes	129.2	1.7	126.7	1.7	2.5	—
Net income	$381.0	4.9%	$391.0	5.1%	$(10.0)	(23)
Note: Table amounts may not foot due to rounding.

Net Sales

Net sales for the twelve weeks ended October 3, 2020 increased 9.9% as compared to the same period of 2019, primarily driven by an increase in comparable store sales resulting from growth in our DIY Omnichannel business. We experienced positive comparable store sales across every region, with the Gulf Coast, Florida and Southeast regions having the strongest growth. While still positive, the Northeast Mid-Atlantic and West Coast regions had the lowest comparable store sales growth.

For the forty weeks ended October 3, 2020, Net sales increased 1.9% compared to the same period of 2019, primarily driven by a 1.8% increase in comparable store sales resulting from an increase in demand in the second and third quarter of 2020, partially offset by less demand in the first quarter of 2020 caused principally by the COVID-19 pandemic, particularly in the six weeks ended April 18, 2020.

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

Gross Profit

Gross profit for the twelve weeks ended October 3, 2020 was $1,128.5 million, or 44.4%, of Net sales, as compared to $1,011.9 million, or 43.8%, of Net sales for the twelve weeks ended October 5, 2019. This increase in Gross profit as a percentage of Net sales was primarily due to favorable channel mix, including growth in our DIY Omnichannel business, supply chain efficiencies and favorable pricing actions. These improvements were partially offset by unfavorable product mix and headwinds associated with shrink and defectives.

Gross profit for the forty weeks ended October 3, 2020 was $3,397.9 million, or 43.9% of Net sales, as compared to $3,326.0 million, or 43.8%, of Net sales for the forty weeks ended October 5, 2019. This increase in Gross profit as a percentage of Net sales was primarily due to favorable channel mix, including growth in our DIY Omnichannel business, supply chain efficiencies and favorable pricing actions. These improvements were partially offset by unfavorable product mix.

As a result of changes in our LIFO reserve, a benefit of $15.9 million and an expense of $33.8 million was included in the twelve weeks ended October 3, 2020 and October 5, 2019. A benefit of $3.9 million and an expense of $76.7 million was included in the forty weeks ended October 3, 2020 and October 5, 2019.

Selling, general and administrative expenses

SG&A expenses for the twelve weeks ended October 3, 2020 were $871.7 million, or 34.3% of Net sales, as compared to $839.6 million, or 36.3% of Net sales, for the twelve weeks ended October 5, 2019. This decrease in SG&A expenses as a percentage of Net sales was primarily due to our ability to leverage payroll and rent expenses, lower incident rate and claims that we attribute to continued focus on employee safety and suspension of travel due to the COVID-19 pandemic. These improvements were partially offset by an increase in costs incurred in response to the COVID-19 pandemic and an increase in support contracts related to information technology solutions.

SG&A for the forty weeks ended October 3, 2020 was $2,799.8 million, or 36.2% of Net sales, as compared to $2,774.9 million, or 36.5% of Net sales, for the forty weeks ended October 5, 2019. This decrease in SG&A as a percentage of Net sales was primarily due to our ability to leverage payroll and rent expenses, lower incident rate and claims that we attribute to continued focus on employee safety and suspension of travel due to the COVID-19 pandemic. These improvements were partially offset by the factors discussed above.

Loss on early redemptions of senior unsecured notes

During the twelve weeks ended October 3, 2020, we incurred charges of $48.0 million related to the early redemption of our 2022 and 2023 senior unsecured notes. During the sixteen weeks ended April 20, 2019, we incurred charges of $10.8 million related to the early redemption of our 2020 senior unsecured notes.

Provision for income taxes

Our Provision for income taxes for the twelve weeks ended October 3, 2020 was $50.1 million, as compared to $37.1 million for the twelve weeks ended October 5, 2019. Our effective tax rate was 25.3% and 23.1% for the twelve weeks ended October 3, 2020 and October 5, 2019.

Our Provision for income taxes for the forty weeks ended October 3, 2020 was $129.2 million, as compared to $126.7 million for the forty weeks ended October 5, 2019. Our effective tax rate was 25.3% and 24.5% for the forty weeks ended October 3, 2020 and October 5, 2019.

Reconciliation of Non-GAAP Financial Measures

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes certain financial measures not derived in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Non-GAAP financial measures, including Adjusted net income and Adjusted EPS, should not be used as a substitute for GAAP financial measures, or considered in isolation, for the purpose of analyzing our operating performance, financial position or cash flows. We have presented these non-GAAP financial measures as we believe that the presentation of our financial results that exclude (1) transformation expenses under our strategic business plan; (2) non-cash amortization related to the acquired GPI intangible assets; and (3) other non-recurring adjustments are useful and indicative of our base operations because the expenses vary from period to period in terms of size, nature and significance and/or relate to store closure and consolidation activity in excess of historical levels. These measures assist in comparing our current operating results with past periods and with the operational performance of other companies in our industry. The disclosure of these measures allows investors to evaluate our performance using the same measures management uses in developing internal budgets and forecasts and in evaluating management’s compensation. Included below is a description of the expenses we have determined are not normal, recurring cash operating expenses necessary to operate our business and the rationale for why providing these measures is useful to investors as a supplement to the GAAP measures.

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

We have included a reconciliation of this information to the most comparable GAAP measures in the following table:

	Twelve Weeks Ended		Forty Weeks Ended
(in thousands, except per share data)	October 3, 2020	October 5, 2019	October 3, 2020	October 5, 2019
Net income (GAAP)	$147,476	$123,669	$381,024	$390,989
Cost of sales adjustments:
Transformation expenses:
Restructuring costs	—	2,991	—	3,272
Other significant costs	79	—	1,627	—
Other adjustment (1)	—	—	—	13,010
SG&A adjustments:
GPI amortization of acquired intangible assets	6,324	6,362	21,086	21,157
Transformation expenses:
Restructuring costs	2,581	4,082	12,221	14,595
Third-party professional services	4,660	11,966	8,924	31,282
Other significant costs	1,438	7,338	13,560	10,756
Other income adjustment (2)	48,022	—	48,022	10,756
Provision for income taxes on adjustments (3)	(15,776)	(8,185)	(26,360)	(26,207)
Adjusted net income (Non-GAAP)	$194,804	$148,223	$460,104	$469,610

Diluted earnings per share (GAAP)	$2.13	$1.75	$5.50	$5.46
Adjustments, net of tax	0.68	0.35	1.14	1.09
Adjusted EPS (Non-GAAP)	$2.81	$2.10	$6.64	$6.55

(1)During the sixteen weeks ended April 20, 2019, we made an out-of-period correction, which increased Cost of sales by $13.0 million, related to received not invoiced inventory.
(2)During the twelve weeks ended October 3, 2020, we incurred charges relating to a make-whole provision and tender premiums of $46.3 million and debt issuance costs of $1.7 million resulting from the early redemption of our 2022 and 2023 Notes. During the sixteen weeks ended April 20, 2019, we incurred charges relating to a make-whole provision and debt issuance costs of $10.1 million and $0.7 million resulting from the early redemption of our 2020 senior unsecured notes.
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

During the twelve weeks ended October 3, 2020, we repurchased 0.7 million shares of our common stock at an aggregate cost of $109.6 million, or an average price of $153.06 per share, in connection with our share repurchase program. During the twelve weeks ended October 5, 2019, we purchased 2.4 million shares of our common stock under the share repurchase program at an aggregate cost of $338.6 million, or an average price of $138.71 per share. During the forty weeks ended October 3, 2020 and October 5, 2019, we repurchased 0.9 million and 3.3 million shares of our common stock under our share repurchase program. The shares repurchased in connection with our share repurchase program during the forty weeks ended October 3, 2020 and October 5, 2019 were at an aggregate cost of $138.6 million and $476.7 million, or an average price of $147.13 and $144.03 per share.

Analysis of Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities:

	Forty Weeks Ended
(in thousands)	October 3, 2020	October 5, 2019
Cash flows provided by operating activities	$809,218	$708,546
Cash flows used in investing activities	(191,948)	(160,510)
Cash flows provided by (used in) financing activities	33,460	(870,864)
Effect of exchange rate changes on cash	(1,190)	27
Net increase (decrease) in Cash and cash equivalents	$649,540	$(322,801)

Operating Activities

For the forty weeks ended October 3, 2020, net cash provided by operating activities increased by $100.7 million to $809.2 million compared to the same period of the prior year. The net increase in cash flows provided by operating activities compared to the prior year was primarily driven by improvements in working capital, as well as the deferral of payroll taxes under the CARES Act. In the current year, working capital included an increase in cash provided by Accrued expenses and Inventories, partially offset by a decrease in cash provided by Accounts payable and an increase in cash used by Receivables, net.

Investing Activities

For the forty weeks ended October 3, 2020, net cash used in investing activities increased by $31.4 million to $191.9 million compared to the same period of the prior year. Cash used in investing activities for the forty weeks ended October 3, 2020 consisted primarily of purchases of property and equipment, which was $23.4 million higher than the comparable period of 2019, primarily driven by investments made in supply chain and e-commerce, as well as information technology as we remain focused on the complete back office integration throughout the enterprise.

Financing Activities

For the forty weeks ended October 3, 2020, net cash provided by financing activities was $33.5 million, an increase of $904.3 million as compared to the same period of the prior year. The net cash provided by financing activities during the forty weeks ended October 3, 2020, was primarily the result of issuing $850.0 million aggregate principal amount of senior unsecured notes during the forty weeks ended October 3, 2020, partially offset by the early redemptions of senior unsecured notes in the amount of $602.6 million, the repurchase of $148.3 million of common stock and dividends paid of $56.2 million.

Our Board of Directors has declared a quarterly cash dividend since 2006. Any payments of dividends in the future will be at the discretion of our Board of Directors and will depend upon our results of operations, cash flows, capital requirements and other factors deemed relevant by our Board of Directors. On October 26, 2020, our Board of Directors declared a quarterly cash dividend of $0.25 per share to be paid on January 4, 2021 to all common shareholders of record as of December 18, 2020.

Long-Term Debt

As of October 3, 2020, we had a credit rating from Standard & Poor’s of BBB- and from Moody’s Investor Service of Baa2. The current outlooks by Standard & Poor’s and Moody’s are both stable. The current pricing grid used to determine our borrowing rate under our revolving credit facility is based on our credit ratings. If these credit ratings decline, our interest rate on outstanding balances may increase and our access to additional financing on favorable terms may be limited. In addition, it could reduce the attractiveness of certain vendor payment programs whereby third-party institutions finance arrangements to our vendors based on our credit rating, which could result in increased working capital requirements. Conversely, if these credit ratings improve, our interest rate may decrease.

For additional information on transactions entered into relating to Long-term debt during the forty weeks ended October 3, 2020, refer to Note 6, Long-term Debt and Fair Value of Financial Instruments of the Notes to the Condensed Consolidated Financial Statements included herein.

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

During the forty weeks ended October 3, 2020, there were no changes to the critical accounting policies discussed in our 2019 Form 10-K. For a complete discussion of our critical accounting policies, refer to the 2019 Form 10-K.

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

The following tables present summarized financial information for the Issuer and Guarantor Subsidiaries on a combined basis after elimination of (i) intercompany transactions and balances among the Issuer and the Guarantor Subsidiaries and (ii) equity in earnings from and investments in any subsidiaries that are a Non-Guarantor Subsidiary.

Summarized Financial Information

Balance Sheets
	Issuer and Guarantor Subsidiaries
(in millions)	October 3, 2020	December 28, 2019
Assets
Current assets (1)	$6,047.0	$5,329.9
Non-current assets (2)	5,376.4	5,403.6

Liabilities
Current liabilities	$4,441.0	$4,264.3
Intercompany payables, net due to Non-Guarantor Subsidiaries	365.6	342.8
Other non-current liabilities	3,432.1	3,128.2

(1)Current assets includes $4,177.4 million and $4,234.2 million of Inventories as of October 3, 2020 and December 28, 2019.
(2)Non-current assets includes $1,592.3 million and $1,613.8 million of Goodwill and Intangible assets, net as of October 3, 2020 and December 28, 2019.

Statements of Operations
	Issuer and Guarantor Subsidiaries
	Forty Weeks Ended	Fifty-Two Weeks Ended
(in millions)	October 3, 2020	December 28, 2019
Net sales	$7,460.3	$9,342.2
Gross profit	3,284.7	4,089.8
Operating income	550.2	605.5
Income before provision for income taxes	469.5	569.0
Net income	381.0	486.9

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in our exposure to market risk since December 28, 2019. Refer to Item 7A. Quantitative and Qualitative Disclosures about Market Risk in our 2019 Form 10-K.

ITEM 4.CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are our controls and other procedures that are designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Internal controls over financial reporting, no matter how well designed, have inherent limitations, including the possibility of human error and the override of controls. Therefore, even those systems determined to be effective can provide only “reasonable assurance” with respect to the reliability of financial reporting and financial statement preparation and presentation. Further, because of changes in conditions, the effectiveness may vary over time.

Our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of October 3, 2020. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our quarter ended October 3, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As a result of the COVID-19 pandemic that commenced during the first quarter of 2020, during the third quarter of 2020 certain of our Team Members continued to work remotely and certain stores and distribution centers continued to operate with limited Team Members on-site. We have not identified any material changes in our internal control over financial reporting as a result of these changes to the working environment. We are continually monitoring and assessing the COVID-19 situation to determine any potential impacts on the design and operating effectiveness of our internal controls over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

On February 6, 2018, a putative class action on behalf of purchasers of our securities who purchased or otherwise acquired their securities between November 14, 2016 and August 15, 2017, inclusive (the “Class Period”), was commenced against us and certain of our current and former officers in the U.S. District Court for the District of Delaware. The plaintiff alleges that the defendants failed to disclose material adverse facts about our financial well-being, business relationships, and prospects during the alleged Class Period in violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. On February 7, 2020 the court granted in part and denied in part our motion to dismiss. The surviving claims are subject to discovery. On November 6, 2020 the court granted plaintiff’s motion for class certification, for which defendants intend to seek review by the Third Circuit Court of Appeals. In addition, derivative complaints purportedly on behalf of the Company were filed against us as nominal defendant and certain of our current and former officers and directors related to similar allegations for the Class Period on April 29, 2020 in the U.S. District Court for the District of Delaware and August 13, 2020 in the Delaware Court of Chancery. The defendants have moved to dismiss the federal derivative complaint and the state court derivative claim is stayed pending the determination of the federal motion to dismiss. We strongly dispute the allegations of the complaints and intend to defend the cases vigorously.

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth the information with respect to repurchases of our common stock for the quarter ended October 3, 2020:

	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2) (in thousands)
July 12, 2020 to August 8, 2020	—	$—	—	$861,747
August 9, 2020 to September 5, 2020	201,509	155.19	191,730	$832,011
September 6, 2020 to October 3, 2020	524,278	152.31	524,278	$752,156
Total	725,787	$153.11	716,008	$752,156

(1)The aggregate cost of repurchasing shares in connection with the net settlement of shares issued as a result of the vesting of restricted stock units was $1.5 million, or an average price of $157.12 per share, during the twelve weeks ended October 3, 2020.
(2)On November 8, 2019, our Board of Directors authorized a $700.0 million share repurchase program. This new authorization was in addition to the $400.0 million share repurchase program that was authorized by our Board of Directors in August 2019.

ITEM 6.EXHIBITS

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith
3.1	Restated Certificate of Incorporation of Advance Auto Parts, Inc., effective May 24, 2017.	10-Q	3.1	8/14/2018
3.2	Amended and Restated Bylaws of Advance Auto Parts, Inc., effective August 12, 2020.	10-Q	3.2	8/18/2020
4.1	Indenture, dated as of April 29, 2010, among Advance Auto Parts, Inc., each of the Guarantors from time to time party thereto and Wells Fargo Bank, National Association, as Trustee.	8-K	4.1	4/29/2010
4.2	Second Supplemental Indenture, dated as of May 27, 2011, among Advance Auto Parts, Inc., each of the Guarantors from time to time party thereto and Wells Fargo Bank, National Association, as Trustee.	8-K	10.45	6/03/2011
4.3	Fourth Supplemental Indenture, dated as of December 21, 2012, among Advance Auto Parts, Inc. each of the Guarantors from time to time party thereto and Wells Fargo Bank, National Association, as Trustee.	8-K	4.5	12/21/2012
4.4	Fifth Supplemental Indenture, dated as of April 19, 2013, among Advance Auto Parts, Inc. each of the Guarantors from time to time party thereto and Wells Fargo Bank, National Association, as Trustee.	8-K	4.6	4/19/2013
4.5	Seventh Supplemental Indenture, dated as of February 28, 2014, among Advance Auto Parts, Inc. each of the Guarantors from time to time party thereto and Wells Fargo Bank, National Association, as Trustee.	10-Q	4.11	5/28/2014
4.6	Eighth Supplemental Indenture, dated as of September 29, 2020, among Advance Auto Parts, Inc. each of the Guarantors from time to time party thereto and Wells Fargo Bank, National Association, as Trustee.	8-K	4.6	9/30/2020
4.7	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Act of 1934.				X
22.1	List of the Issuer and its Guarantor Subsidiaries.				X
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X
104.1	Cover Page Interactive Data file (Embedded within Inline XBRL Documents and Included in Exhibit 101.)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCE AUTO PARTS, INC.

Date: November 10, 2020	/s/ Andrew E. Page
Andrew E. Page Senior Vice President, Controller and Chief Accounting Officer