Form 10-K
period 2021-01-02
ADVANCE AUTO PARTS INC
filed 2021-02-22
CIK 1158449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-K
________________________________________________

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 2, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of the last business day of the registrant’s most recently completed second fiscal quarter, July 10, 2020, the aggregate market value of common stock held by non-affiliates of the registrant was $9,274,738,343, based on the last sales price on July 10, 2020, as reported by the New York Stock Exchange.

As of February 17, 2021, the number of shares of the registrant’s common stock outstanding was 65,524,420 shares.

Documents Incorporated by Reference:

Portions of the registrant’s definitive proxy statement for its 2021 Annual Meeting of Stockholders, to be held on May 26, 2021, are incorporated by reference into Part III of this Form 10-K.

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

PART I

Item 1.    Business.

Unless the context otherwise requires, “Advance,” “we,” “us,” “our,” and similar terms refer to Advance Auto Parts, Inc., its subsidiaries and their respective operations on a consolidated basis. Our fiscal year consists of 52 or 53 weeks ending on the Saturday closest to December 31st of each year. Our fiscal year ended January 2, 2021 (“2020”), included 53 weeks of operation. Fiscal year ended December 28, 2019 (“2019”) and fiscal year ended December 29, 2018 (“2018”) included 52 weeks of operations.

Overview

We are a leading automotive aftermarket parts provider in North America, serving both professional installers (“Professional”) and “do-it-yourself” (“DIY”) customers, as well as independently owned operators. Our stores and branches offer a broad selection of brand name, original equipment manufacturer (“OEM”) and private label automotive replacement parts, accessories, batteries and maintenance items for domestic and imported cars, vans, sport utility vehicles and light and heavy duty trucks. As of January 2, 2021, we operated 4,806 total stores and 170 branches primarily under the trade names “Advance Auto Parts,” “Autopart International,” “Carquest” and “Worldpac.”

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

Advance Auto Parts — Our 4,287 stores as of January 2, 2021 are generally located in freestanding buildings with a focus on both Professional and DIY customers. The average size of an Advance Auto Parts store is approximately 7,700 square feet. These stores carry a wide variety of products serving aftermarket auto part needs for both domestic and import vehicles. Our Advance Auto Parts stores carry a product offering of approximately 21,000 stock keeping units (“SKUs”), generally consisting of a custom mix of product based on each store’s respective market. Supplementing the inventory on-hand at our stores, additional less common SKUs are available in many of our larger stores (known as “HUB” stores). These additional SKUs are typically available on a same-day or next-day basis.

Autopart International — Our 161 stores as of January 2, 2021 operate primarily in the Northeastern and Mid-Atlantic regions of the United States with a focus on Professional customers. These stores specialize in imported aftermarket and private label branded auto parts. Autopart International stores offer approximately 47,000 SKUs.

Carquest — Our 358 stores as of January 2, 2021, including 145 stores in Canada, are generally located in freestanding buildings with a primary focus on Professional customers, but also serve DIY customers. The average size of a Carquest store is approximately 7,200 square feet. These stores carry a wide variety of products serving the aftermarket auto part needs for both domestic and import vehicles with a product offering of approximately 19,000 SKUs. As of January 2, 2021, Carquest also served 1,277 independently owned stores that operate under the “Carquest” name.

Worldpac — Our 170 branches as of January 2, 2021 principally serve Professional customers utilizing an efficient and sophisticated on-line ordering and fulfillment system. Worldpac branches are generally larger than our other store locations averaging approximately 25,000 square feet in size. Worldpac specializes in imported, OEM parts. Worldpac’s complete     product offering includes over 200,000 SKUs for import and domestic vehicles.

As part of our transformation efforts, we have consolidated 8 Autopart International (“AI”) stores into the Worldpac format during 2020. Under our strategic business plan, we plan to continue integrating the operations of AI and Worldpac.

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

Our Customers

Our Professional customers consist primarily of customers for whom we deliver product from our store or branch locations to their places of business, including garages, service stations and auto dealers. Our Professional sales represented approximately 57%, 60% and 58% of our sales in 2020, 2019 and 2018. We also serve 1,277 independently owned Carquest stores with shipments directly from our distribution centers. Our DIY customers are primarily served through our stores, but can also order online to pick up merchandise at a conveniently located store or have their purchases shipped directly to them. Except where prohibited, we also provide a variety of services at our stores free of charge to our customers, including:

•Battery and wiper installation;
•Check engine light scanning;
•Electrical system testing, including batteries, starters and alternators;
•“How-To” video clinics;
•Oil and battery recycling; and
•Loaner tool programs.

We also serve our customers online at www.AdvanceAutoParts.com. Our Professional customers can conveniently place their orders electronically, including through MyAdvance.com, by phone, or in-store and we deliver product from our store or branch locations to their places of business.

Store Development

The key factors used in selecting sites and market locations in which we operate include population, demographics, traffic count, vehicle profile, number and strength of competitors’ stores and the cost of real estate. As of January 2, 2021, 4,809 stores and branches were located in 49 U.S. states and 2 U.S. territories and 167 stores and branches were located in 9 Canadian provinces.

We serve our stores and branches primarily from our principal corporate offices in Raleigh, NC and Roanoke, VA. We also maintain store support centers in Newark, CA and Norton, MA.

Supply Chain

Our supply chain consists of a network of distribution centers, HUBs, stores and branches that enable us to provide same-day or next-day availability to our customers. As of January 2, 2021, we operated 51 distribution centers, ranging in size from approximately 50,000 to 950,000 square feet with total square footage of approximately 11.6 million.

Merchandise, Marketing and Advertising

In 2020, we purchased merchandise from over 1,100 vendors, with no single vendor accounting for more than 10% of purchases. Our purchasing strategy involves negotiating agreements to purchase merchandise over a specified period of time along with other provisions, including pricing, volume and payment terms.

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

On December 23, 2019, we purchased the DieHard® brand for a cash purchase price of $200.0 million. This purchase gave us the right to sell DieHard® batteries and enables us to extend the DieHard® brand into other automotive and vehicular categories. We granted the seller an exclusive royalty-free, perpetual license to develop, market and sell DieHard® branded products in certain non-automotive categories.

Our marketing and advertising program is designed to drive brand awareness, consideration by consumers and omnichannel traffic by position in aftermarket auto parts category. We strive to exceed our customers’ expectations end-to-end through a comprehensive online and in-store pick up experience, extensive parts assortment, quality brands, experienced parts professionals, Professional programs that are designed to build loyalty with our customers and our DIY customer loyalty program. Our DIY campaign was developed around a multi-channel communications plan that brings together radio, television, digital marketing, social media, sponsorships, store execution, public relations and Speed Perks.

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

Human Capital Management

As of January 2, 2021, we employed approximately 40,000 full-time Team Members and approximately 28,000 part-time Team Members. Our workforce consisted of 82% of our Team Members employed in store-level operations, 12% employed in distribution and 6% employed in our corporate offices. As of January 2, 2021, approximately 1.2% of our Team Members were represented by labor unions. We believe our People are Our Best Part, and we have adopted six Cultural Beliefs to help us foster a culture that fully engages our Team Members with our business: Speak Up, Be Accountable, Take Action, Move Forward, Grow Talent and Champion Inclusion. Our Cultural Belief of Grow Talent highlights the importance to us of developing our Team Members in their careers, and we seek to not only recruit the best talent, but also retain and promote the best talent. Through another of our Cultural Beliefs, Champion Inclusion, we seek to fully leverage the ideas and talents of all our Team Members in caring for our customers. We encourage our Team Members to Speak Up and promote their engagement through a variety of programs and networks within our organization. In 2020, we had record response to our annual organizational health survey, evidencing high engagement company wide, and we plan to continue to invest in our Team Members to help create long-term value for our stakeholders.

Intellectual Property

We own a number of trade names, service marks and trademarks, including “Advance Auto Parts®,” “Advance Same DayTM,” “Autopart International®,” “Carquest®,” “CARQUEST Technical Institute®,” “DieHard®,” “DriverSide®,” “MotoLogic®,” “MotoShop®,” “speedDIAL®,” “TECH-NET Professional Auto Service®” and “Worldpac®” for use in connection with the automotive parts business. In addition, we own and have registered a number of trademarks for our private label brands. We believe that these trade names, service marks and trademarks are important to our merchandising strategy. We do not know of any infringing uses that would materially affect the use of these trade names and marks and we actively defend and enforce them.

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

Environmental and Other Regulatory Matters

We are subject to various federal, state and local laws and governmental regulations relating to the operation of our business, including those governing collection, transportation and recycling of automotive lead-acid batteries, used motor oil and other recyclable items and ownership and operation of real property. We sell products containing hazardous materials as part of our business. In addition, our customers may bring automotive lead-acid batteries, used motor oil or other recyclable items onto our properties. We currently provide collection and recycling programs for used lead-acid batteries, used oil and other recyclable items at a majority of our stores as a service to our customers. Pursuant to agreements with third-party vendors, lead-acid batteries, used motor oil and other recyclable items are collected by our Team Members, deposited onto pallets or into vendor supplied containers and stored by us until collected by the third-party vendors for recycling or proper disposal. The terms of our contracts with third party vendors require that they are in compliance with all applicable laws and regulations. Our third-party vendors who arrange for the removal, disposal, treatment or other handling of hazardous or toxic substances may be liable for the costs of removal or remediation at any affected disposal, treatment or other site affected by such substances. Based on our experience, we do not believe that there are any material environmental costs associated with the current business practice of accepting lead-acid batteries, used oil and other recyclable items as these costs are borne by the respective third-party vendors.

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

We are also subject to numerous regulations including those related to labor and employment, discrimination, anti-bribery/anti-corruption, product quality and safety standards, data privacy and taxes. Compliance with any such laws and regulations has not had a material adverse effect on our operations to date. For more information, see the following disclosures in “Part I. Item 1A, Risk Factors” elsewhere in this report.

Available Information

Our Internet address is www.AdvanceAutoParts.com. Our website and the information contained therein or linked thereto are not part of this Annual Report on Form 10-K for 2020. We make available free of charge through our Internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, registration statements and amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934 (“Exchange Act”) as soon as reasonably practicable after we electronically file such material with, or furnish them to the SEC. The SEC maintains a website that contains reports, proxy statements and other information regarding issuers that file electronically with the SEC. These materials may be obtained electronically by accessing the SEC’s website at www.sec.gov.

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

Risks Related to Our Operations and Growth Strategy

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

We intend to continue to expand the markets we serve as part of our growth strategy, which may include opening new stores or branches, as well as expansion of our online business. We may also grow our business through strategic acquisitions. As we expand our market presence, it becomes more critical that we have consistent and effective execution across all of our Company’s locations and brands. We are unsure whether we will be able to open and operate new locations on a timely or sufficiently profitable basis, or that opening new locations in markets we already serve will not harm the profitability or comparable store sales of existing locations. The newly opened and existing locations’ profitability will depend on the competition we face as well as our ability to properly stock, market and price the products desired by customers in these markets. The actual number and format of any new locations to be opened and the success of our growth strategy will depend on a number of factors, including, among other things:

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

Omnichannel growth in our business is complex and if we are unable to successfully maintain a relevant omnichannel experience for our customers, our sales and results of operations could adversely be impacted.

Our business has become increasingly omnichannel as we strive to deliver a seamless shopping experience to our customers through both online and in-store shopping experiences. Operating an e-commerce platform is a complex undertaking and exposes us to risks and difficulties frequently experienced by internet-based businesses, including risks related to our ability to attract and retain customers on a cost-effective basis and our ability to operate, support, expand, and develop our internet operations, website, mobile applications and software and other related operational systems. Continuing to improve our e-commerce platform involves substantial investment of capital and resources, increasing supply chain and distribution capabilities, attracting, developing and retaining qualified personnel with relevant subject matter expertise and effectively managing and improving the customer experience. Omnichannel and e-commerce retail are competitive and evolving environments. Insufficient, untimely or inadequately prioritized or ineffectively implemented investments could significantly impact our profitability and growth and affect our ability to attract new customers, as well as maintain our existing ones.

Enhancing the customer experience through omnichannel programs such as buy-online-pickup-in-store, new or expanded delivery options, the ability to shop through a mobile application or other similar programs depends in part on the effectiveness of our inventory management processes and systems, the effectiveness of our merchandising strategy and mix, our supply chain and distribution capabilities, and the timing and effectiveness of our marketing activities, particularly our promotions. Costs associated with implementing omnichannel initiatives may be higher than expected, and the initiatives may not result in increased sales, including same store sales, customer traffic, customer loyalty or other anticipated results. Website downtime and other technology disruptions in our e-commerce platform, including due to cyber-related issues or natural disasters, and supply and distribution delays and other related issues may affect the successful operation of our e-commerce platform. If we are not able to successfully operate or improve our e-commerce platform and omnichannel business, we may not be able to provide a relevant shopping experience or improve customer traffic, sales or margins, and our reputation, operations, financial condition, results of operations and cash flows could be materially adversely affected.

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

We expect to continue to make strategic acquisitions and enter into strategic relationships as an element of our growth strategy. Acquisitions, joint ventures and other strategic relationships involve certain risks that could cause our growth and profitability to differ from our expectations. The success of these acquisitions and relationships depends on a number of factors, including among other things:

•our ability to continue to identify and acquire suitable targets or strategic partners, or to acquire additional companies or enter into strategic relationships, at favorable prices and/or with favorable terms;
•our ability to obtain the full benefits envisioned by strategic transactions or relationships;
•the risk that management’s attention may be distracted;
•our ability to attract and retain key personnel;
•our ability to successfully integrate the operations and systems of the acquired companies, and to achieve the strategic, operational, financial or other anticipated synergies of the acquisition or other transaction or relationship;
•the performance our of our strategic partners;
•we may incur significant transaction or integration costs that may not be offset by the synergies or other benefits achieved in the near term, or at all;
•we may become subject to additional operational risks, such as those associated with doing business internationally or expanding operations into new territories, geographies or channels; and
•we may assume or become subject to loss contingencies, known or unknown, of acquired companies, which could relate to past, present or future facts, events, circumstances or occurrences.

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

Our store inventories are primarily replenished by shipments from our network of distribution centers, warehouses and HUB stores. As we expand our market presence, we will need to increase the efficiency and maintain adequate capacity of our supply chain network in order to achieve the business goal of reducing inventory costs while improving availability and movement of goods throughout our supply chain to meet consumer product needs and channel preferences. We continue to streamline and optimize our supply chain network and systems. If our investments in our supply chain do not provide the anticipated benefits, we could experience sub-optimal inventory levels or increases in our costs, which could adversely affect our business, financial condition, results of operations and cash flows.

We are dependent on our suppliers to supply us with products that comply with safety and quality standards at competitive prices.

We are dependent on our vendors continuing to supply us quality products on payment terms that are favorable to us. If our merchandise offerings do not meet our customers’ expectations regarding safety and quality, we could experience lost sales, increased costs and exposure to legal and reputational risk. Our suppliers are subject to applicable product safety laws, and we are dependent on them to ensure that the products we buy comply with all safety and quality standards. Events that give rise to actual, potential or perceived product safety concerns could expose us to government enforcement action and private litigation and result in costly product recalls and other liabilities. To the extent our suppliers are subject to additional government regulation of their product design and/or manufacturing processes, the cost of the merchandise we purchase may rise. In addition, negative customer perceptions regarding the safety or quality of the products we sell could cause our customers to seek alternative sources for their needs, resulting in lost sales. In those circumstances, it may be difficult and costly for us to regain the confidence of our customers.

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

Our success depends to a significant extent on the continued engagement, services and experience of our executives and other Team Members. We may not be able to retain our current executives and other key Team Members or attract and retain additional qualified executives and Team Members who may be needed in the future. Our ability to attract, develop and retain an adequate number of qualified Team Members depends on factors such as employee morale, our reputation, competition from other employers, availability of qualified personnel, our ability to offer competitive compensation and benefit packages and our ability to maintain a safe working environment. We also believe our future success will depend in part upon our ability to attract and retain highly skilled personnel for whom the market is highly competitive, particularly for individuals with certain types of technical skills. Failure to recruit or retain qualified employees may impair our efficiency and effectiveness and our ability to pursue growth opportunities. Additionally, turnover in executive or other key positions can disrupt progress in implementing business strategies, result in a loss of institutional knowledge, cause other Team Members to take on substantially more responsibility, resulting in greater workload demands and diverting attention away from key areas of the business, or otherwise negatively impact our growth prospects or future operating results.

We operate in a competitive labor market and there is a risk that market increases in compensation could have an adverse effect on our profitability. Market or government regulated increases to employee hourly wage rates, along with our ability to implement corresponding adjustments within our labor model and wage rates, could have a significant impact to the profitability of our business. In addition, approximately one percent of our Team Members are represented by unions. If these Team Members were to engage in a strike, work stoppage, or other slowdown, or if the terms and conditions in labor agreements were renegotiated, we could experience a disruption in our operations and higher ongoing labor costs. If we fail or are unable to maintain competitive compensation, our customer service and execution levels could suffer by reason of a declining quality of our workforce, which could adversely affect our business, financial condition, results of operations and cash flows.

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

The nature of our business requires us to receive, retain and transmit certain personally identifiable information about our customers, suppliers and Team Members, some of which is entrusted to third-party service providers. While we have taken and continue to undertake significant steps to protect such personally identifiable information and other confidential information and to protect the functioning of our computer systems, website and other online offerings, a compromise of our data security systems or those of businesses we interact with could result in information related to our customers, suppliers, Team Members or business being obtained by unauthorized persons or adverse operational effects or interruptions, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. We develop, maintain and update processes and systems in an effort to try to prevent this from occurring, but these actions are costly and require constant, ongoing attention as technologies change, privacy and information security regulations change, and efforts to overcome security measures by bad actors continue to become ever more sophisticated. The cost of complying with stricter and more complex data privacy (such as the California Consumer Privacy Act, which grants expanded rights to access and delete personal information and opt out of certain personal information sharing), data collection and information security laws and standards could also be significant to us. Such laws and standards may also increase our responsibility and liability in relation to personal data that we process, and we may be required to put in place additional mechanisms ensuring compliance with privacy laws and regulations.

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

Hurricanes, tornadoes, earthquakes or other natural disasters, war or acts of terrorism, public health issues or pandemics or the threat of any of these incidents or others, may have a negative impact on our ability to obtain merchandise to sell in our stores, result in certain of our stores being closed for an extended period of time, negatively affect the lives of our customers or Team Members, or otherwise negatively impact our operations. Some of our merchandise is imported from other countries. If imported goods become difficult or impossible to import into the United States due to business interruption (including regulation of exporting or importing), and if we cannot obtain such merchandise from other sources at similar costs and without an adverse delay, our sales and profit margins may be negatively affected.

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

We rely extensively on our computer systems and the systems of our business partners to manage inventory, process transactions and report results. These systems are subject to damage or interruption from power outages, telecommunication failures, computer viruses, security breaches and catastrophic events or occasional system breakdowns related to ordinary use or wear and tear. If our computer systems or those of our business partners fail, we may experience loss of critical data and interruptions or delays in our ability to process transactions and manage inventory. Any significant business interruptions may make it difficult or impossible to continue operations, and any disaster recovery or crisis management plans we may employ may not suffice in any particular situation to avoid a significant adverse impact to our business, financial condition and our results of operations.

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

Risks Related to Our Industry and the Business Environment

The COVID-19 pandemic may significantly and adversely impact our business operations, demand for our products, availability of labor, access to inventory, our exposure to litigation, financial condition, results of operations and cash flows.

The COVID-19 pandemic significantly impacted our business as the uncertainty, volatility and disruption of a new public health crisis emerged in 2020. In our first fiscal quarter of 2020, we experienced disruption to our normal business operations from a number of factors, including the need to rapidly adopt new health and safety measures, significant impact to demand driven by stay at home orders and uncertainty around regulatory, economic and market conditions. The onset of the pandemic also created significant volatility in our stock price and may continue to create volatility, which may not be reflective of our actual business and competitive position. While we have taken numerous steps to mitigate the impact of the pandemic on our results of operations, many uncertainties could still materially impact our business, results of operations, cash flows, and financial condition.

Uncertainty remains about the severity and duration of the pandemic, including whether there will be additional “waves” or other continued periods of increases or spikes in the number of COVID-19 cases in future periods; the severity and transmission rate of “variations” or future mutations of COVID-19; and the development, efficacy, distribution and adoption rates of vaccines for COVID-19 and variants thereof. The risk of the spread of COVID-19 could adversely impact our ability to staff our stores or distribution centers, result in significant increased expenses related to store cleanings and Team Member benefits or negatively impact the operations of our suppliers, logistics or transportation providers, and our service providers or subcontractors. Additionally, while we have continued to prioritize the health and safety of our Team Members and customers as we continue to operate during the pandemic, we face an increased risk of litigation related to our operating environments and depending on the extent and severity of the pandemic, may incur significant increased operating costs associated with potential increases in insurance premiums, medical claims costs, and/or workers’ compensation claim costs, which could negatively affect our results of operations both during and after the pandemic.

While we have not experienced widespread store or distribution center closures, it is unknown how the current administration, specific locales or governmental and nongovernmental authorities of jurisdictions in which we and/or our suppliers, distributors and others that we do business with will respond to the continuation of the COVID-19 pandemic. Actions such as quarantine or shelter-in-place measures, limitations on access to unemployment compensation, economic measures and other governmental orders could cause disruption to our operations or those of our suppliers, distributors or others that we do business with.

If overall demand for the products we sell declines, our business, financial condition, results of operations and cash flows will suffer. Decreased demand could also negatively impact our stock price.

Overall demand for products sold by our stores depends on many factors and may decrease due to any number of reasons, including:

•a decrease in the total number of vehicles on the road or in the number of annual miles driven or significant increase in the use of ridesharing services, because fewer vehicles means less maintenance and repairs, and lower vehicle mileage, which decreases the need for maintenance and repair;
•the economy, as consumers reduce their discretionary spending by deferring vehicle maintenance or repair, sales may decline and as new car purchases increase, the number of cars requiring maintenance and repair may decrease.
•the weather, because milder weather conditions may lower the failure rates of automobile parts while extended periods of rain and winter precipitation may cause our customers to defer elective maintenance and repair of their vehicles;
•the average duration of vehicle manufacturer warranties and average age of vehicles being driven, because newer cars typically require fewer repairs and will be repaired by the manufacturers’ dealer networks using dealer parts pursuant to warranties (which have gradually increased in duration and/or mileage expiration over the recent past), while vehicles that are seven years old and older are generally no longer covered under manufacturers’ warranties and tend to need more maintenance and repair than newer vehicles;
•an increase in internet-based retailers, because potentially favorable prices and ease of use of purchasing parts via other websites on the internet may decrease the need for customers to visit and purchase their aftermarket parts from our physical stores and may cause fewer customers to order aftermarket parts on our website;
•technological advances, such as battery electric vehicles, and the increase in quality of vehicles manufactured, because vehicles that need less frequent maintenance or have lower part failure rates will require less frequent repairs using aftermarket parts and, in the case of battery electric vehicles, do not require oil changes; and
•the refusal of vehicle manufacturers to make available diagnostic, repair and maintenance information to the automotive aftermarket industry that our Professional and DIY customers require to diagnose, repair and maintain their vehicles, because this may force consumers to have a majority of diagnostic work, repairs and maintenance performed by the vehicle manufacturers’ dealer networks.

If we are unable to compete successfully against other companies in the automotive aftermarket industry, we may lose customers and our revenues may decline.

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

In addition, our reputation is critical to our continued success. Customers are increasingly shopping, reading reviews and comparing products and prices on-line. If we fail to maintain high standards for; or receive negative publicity (whether through social media or traditional media channels) relating to, product safety and quality or our integrity and reputation, we could lose customers to our competition. The product we sell is branded both in brands of our vendors and in our owned private label brands. If the perceived quality or value of the brands we sell declines in the eyes of our customers, our results of operations could be negatively affected.

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

In addition, preparing for and responding to the continuing pandemic could divert management’s attention from our key strategic priorities, further increase costs as we prioritize health and safety matters for our Team Members and customers, increase vulnerability to information technology or cybersecurity related risks as more of our Team Members work remotely and otherwise continue to disrupt our business operations.

Even after the pandemic has subsided, we may experience adverse impacts to our business as a result of economic volatility or changes to the macroeconomic environment that have occurred or may occur. The pandemic could also amplify other risks and uncertainties described herein.

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

Deterioration in macro-economic conditions or an increase in fuel costs or proposed or additional tariffs may have a negative impact on our customers’ net worth, financial resources, disposable income or willingness or ability to pay for accessories, maintenance or repair for their vehicles, resulting in lower sales. An increase in fuel costs may also reduce the overall number of miles driven by our customers resulting in fewer parts failures and a reduced need for elective maintenance.

Rising energy prices also directly impact our operating and product costs, including our store, supply chain, Professional delivery, utility and product acquisition costs.

Risks Related to Our Common Stock and Financial Condition

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

Our level of indebtedness could restrict our operations and make it more difficult for us to satisfy our debt obligations. For example, our level of indebtedness could, among other things:

•affect our liquidity by limiting our ability to obtain additional financing for working capital;
•limit our ability to obtain financing for capital expenditures and acquisitions or make any available financing more costly;
•require us to dedicate all or a substantial portion of our cash flow to service our debt, which would reduce funds available for other business purposes, such as capital expenditures, dividends or acquisitions;
•limit our flexibility in planning for or reacting to changes in the markets in which we compete;
•place us at a competitive disadvantage relative to our competitors who may have less indebtedness;
•render us more vulnerable to general adverse economic and industry conditions; and
•make it more difficult for us to satisfy our financial obligations.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The following table summarizes the location, ownership status and total square footage of space utilized for distribution centers, principal corporate offices and retail stores and branches at the end of 2020:

		Square Footage (in thousands)
	Location	Leased	Owned
Distribution centers	51 locations in 32 U.S. states and 4 Canadian provinces	7,304	4,401
Principal corporate offices:
Raleigh, NC	Raleigh, NC	387	—
Roanoke, VA	Roanoke, VA	265	—
Stores and branches	4,809 stores and branches in 49 U.S. states and 2 U.S. territories and 167 stores and branches in 9 Canadian provinces	34,755	6,307

Item 3. Legal Proceedings.

On February 6, 2018, a putative class action on behalf of purchasers of our securities who purchased or otherwise acquired their securities between November 14, 2016 and August 15, 2017, inclusive (the “Class Period”), was commenced against us and certain of our current and former officers in the U.S. District Court for the District of Delaware. The plaintiff alleges that the defendants failed to disclose material adverse facts about our financial well-being, business relationships, and prospects during the alleged Class Period in violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. On February 7, 2020 the court granted in part and denied in part our motion to dismiss. The surviving claims are subject to discovery. On November 6, 2020 the court granted plaintiff’s motion for class certification. In addition, derivative complaints purportedly on behalf of the Company were filed against us as nominal defendant and certain of our current and former officers and directors related to similar allegations for the Class Period on April 29, 2020 in the U.S. District Court for the District of Delaware and August 13, 2020 in the Delaware Court of Chancery. The defendants have moved to dismiss the federal derivative complaint and the state court derivative claim is stayed pending the determination of the federal motion to dismiss. We strongly dispute the allegations of the complaints and intend to defend the cases vigorously.

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

At February 17, 2021, there were 293 holders of record of our common stock, which does not include the number of beneficial owners whose shares were represented by security position listings.

Our share repurchase program authorizing the repurchase of up to $400.0 million in common stock was authorized by our Board of Directors on August 7, 2019. On November 8, 2019 our Board of Directors authorized $700 million as an addition to the existing share repurchase program. The following table sets forth information with respect to repurchases of our common stock for the fourth quarter ended January 2, 2021:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value that May Yet Be Purchased Under the Programs (In thousands)
October 4, 2020 to October 30, 2020	492,429	$154.31	492,429	$676,170
November 1, 2020 to November 28, 2020	592,062	147.07	582,298	590,534
November 29, 2020 to January 2, 2021	1,026,947	154.15	1,026,939	432,234
Total	2,111,438	$152.20	2,101,666	$432,234

(1)The aggregate cost of repurchasing shares in connection with the net settlement of shares issued as a result of the vesting of restricted stock units was $1.4 million, or an average price of $147.24 per share, during the twelve weeks ended January 2, 2021.

Stock Price Performance

The following graph shows a comparison of the cumulative total return on our common stock, the Standard & Poor’s (“S&P”) 500 Index and the Standard & Poor’s Retail Index. The graph assumes that the value of an investment in our common stock and in each such index was $100 on January 2, 2016, and that any dividends have been reinvested. The comparison in the graph below is based solely on historical data and is not intended to forecast the possible future performance of our common stock.

COMPARISON OF CUMULATIVE TOTAL RETURN AMONG
ADVANCE AUTO PARTS, INC., S&P 500 INDEX
AND S&P RETAIL INDEX

$300.00
$250.00
$200.00
$150.00
$100.00
$50.00
01/02/16
12/31/16
12/30/17
12/29/18
12/28/19
01/02/21
Advance Auto Parts
S&P 500 Index
S&P Retail Index

Company/Index	January 2, 2016	December 31, 2016	December 30, 2017	December 29, 2018	December 28, 2019	January 2, 2021
Advance Auto Parts	$100.00	$112.36	$66.23	$103.29	$105.21	$104.65
S&P 500 Index	$100.00	$100.00	$136.40	$129.31	$171.94	$203.04
S&P Retail Index	$100.00	$104.64	$135.08	$150.14	$192.14	$277.63

Item 6.    Selected Consolidated Financial Data.

The following table sets forth our selected historical consolidated statements of operations, balance sheets and other operating data. Included in this table are key metrics and operating results used to measure our financial progress. The selected historical consolidated financial and other data (excluding the Selected Store Data and Performance Measures) as of January 2, 2021 and December 28, 2019 and for the years ended January 2, 2021, December 28, 2019 and December 29, 2018 have been derived from our audited consolidated financial statements and the related notes included elsewhere in this report. The historical consolidated financial and other data as of December 29, 2018, December 30, 2017, December 31, 2016 and for the years ended December 30, 2017 (“2017”) and December 31, 2016 (“2016”) have been derived from our audited consolidated financial statements and the related notes that have not been included in this report. You should read this data along with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this report.

(in thousands, except per share data, store data and ratios)	Year
	2020	2019	2018	2017	2016
Statement of Operations Data: (1)
Net sales	$10,106,321	$9,709,003	$9,580,554	$9,373,784	$9,567,679
Gross profit	$4,481,614	$4,254,746	$4,219,413	$4,085,049	$4,255,915
Operating income	$749,907	$677,180	$604,275	$570,212	$787,598
Net income (2)	$493,021	$486,896	$423,847	$475,505	$459,622
Basic earnings per common share	$7.17	$6.87	$5.75	$6.44	$6.22
Diluted earnings per common share	$7.14	$6.84	$5.73	$6.42	$6.20
Cash dividends declared per basic share	$1.00	$0.24	$0.24	$0.24	$0.24

Balance Sheet and Other Financial Data:
Total assets (3)	$11,839,636	$11,248,525	$9,040,648	$8,482,301	$8,315,033
Total debt	$1,032,984	$747,320	$1,045,930	$1,044,677	$10,433,255
Total stockholders’ equity	$3,559,512	$3,549,081	$3,550,813	$3,415,196	$2,916,192

Selected Store Data and Performance Measures:
Comparable store sales growth (4)	2.4%	1.1%	2.3%	(2.0%)	(1.4%)
Number of stores, beginning of year	5,037	5,109	5,183	5,189	5,293
New stores	13	26	27	60	78
Closed stores	(74)	(98)	(101)	(66)	(182)
Number of stores, end of year	4,976	5,037	5,109	5,183	5,189

Note: Fiscal year 2020 includes 53 weeks. Fiscal years 2019 - 2016 include 52 weeks.

(1)In 2020 we reported Net sales of $10.1 billion, Gross profit of $4.5 billion, Operating income of $749.9 million, Net income of $493.0 million and $7.14 Diluted earnings per share. The 53rd week in 2020 added approximately $158.5 million of Net sales, $20.1 million of Operating income, $15.7 million of Net income and increased Diluted earnings per share by $0.23.
(2)Net income for 2018 and 2017 includes an income tax benefit of $5.7 million and $143.8 million related to the U.S. Tax Cuts and Jobs Act (the “Act”) that was signed into law on December 22, 2017. Refer to discussion in Note 12, Income Taxes, of the Notes to the Consolidated Financial Statements included herein for further information. Net income for 2020 includes loss on early redemption of our senior unsecured notes of $48.0 million. Refer to discussion in Note 6, Long-term Debt and Fair Value of Financial Instruments, of the Notes to the Consolidated Financial Statements included herein for further information.
(3)Effective December 30, 2018, we adopted Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), which resulted in the recording of lease assets and lease liabilities on our Consolidated Balance Sheet. As of January 2, 2021, total assets includes Operating lease right-of-use assets of 2.4 billion. Refer to discussion in Note 2, Significant Accounting Policies, and Note 8, Leases and Other Commitments, of the Notes to the Consolidated Financial Statements included herein for further information.
(4)Comparable store sales include net sales from our stores, branches and e-commerce websites. Sales to independently owned Carquest branded stores are excluded from our comparable store sales. The change in store sales is calculated based on the change in net sales starting once a store or branch has been open for 13 complete accounting periods (each period represents four weeks). Relocations are included in comparable store sales from the original date of opening. Acquired stores are included in our comparable store sales once the stores have completed 13 complete accounting periods following the acquisition date (approximately one year). Comparable store sales growth does not include the results from the 53rd week in 2020.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated historical financial statements and the notes to those statements that appear elsewhere in this report. Our discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the section titled “Part 1. Item 1A. Risk Factors” elsewhere in this report.

Impact of COVID-19 on Our Business

During the COVID-19 pandemic, we continued to prioritize the health, safety and wellbeing of our Team Members and customers; worked to drive financial performance by preserving our cash position, scrutinized planned spending and the prioritization of various initiatives; and worked to help ensure that when the current period of crisis passes, our team will emerge even stronger.

In response to the COVID-19 pandemic, we have continued to take additional measures to help ensure the health, safety and wellbeing of our Team Members and customers. Such measures include retro-fitting our stores with plexiglass care shields, the continuation of certain labor-related benefits for Team Members, social distancing practices, sanitation practices, the use of health check screenings and offering contactless delivery.

Government imposed restrictions and stay at home orders related to the pandemic occurred during our first quarter of 2020. These contributed to negative impacts to demand, primarily during the last six weeks of the sixteen weeks ended April 18, 2020. However, as the second and third quarters of 2020 progressed, we experienced a significant improvement in demand, particularly in our DIY omnichannel business. While government restrictions began to tighten again in the fourth quarter of 2020, we still experienced increased demand, resulting in increased comparable store sales.

In addition to external factors, we believe the execution of prioritized internal initiatives, including our new marketing campaign and providing a variety of shopping choices for customers with our Advance Same Day options, contributed to driving demand and the improvement in our results. We have also continued to make progress on the execution of our key supply chain initiatives, including cross-banner replenishment and our single warehouse management system.

Despite the increase in Net sales during the fifty-three weeks ended January 2, 2021, the COVID-19 pandemic remains an evolving situation. We continue to actively monitor developments that may cause us to take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our Team Members, customers, suppliers and stockholders.

Management Overview

Net sales increased 4.1% in 2020 as compared to 2019, which was primarily driven by an increase in comparable store sales of 2.4% resulting from growth in our DIY omnichannel business, with the remaining increase attributable to 2020 including a 53rd week of operations versus only 52 weeks of operations in 2019. We experienced positive comparable store sales across every region, with Southeast, Florida and Central having the strongest growth. Our West, Mid Atlantic and Northeast regions had the lowest comparable sales growth.

We generated Diluted earnings per share (“Diluted EPS”) of $7.14 during 2020 compared to $6.84 in 2019. When adjusted for the following non-operational items, our Adjusted diluted earnings per share (“Adjusted EPS”) in 2020 was $8.51 compared to $8.19 during 2019:

	Year Ended
	January 2, 2021	December 28, 2019
Transformation expenses	$0.55	$0.81
General Parts International, Inc. (“GPI”) amortization of acquired intangible assets	$0.30	$0.29
Other adjustments	$0.52	$0.25

Refer to “Reconciliation of Non-GAAP Financial Measures” for further details of our comparable adjustments and the usefulness of such measures to investors.

A high-level summary of our financial results and other highlights from 2020 includes:

•Net sales during 2020 were $10.1 billion, an increase of 4.1% as compared to 2019, primarily driven by an increase in comparable store sales of 2.4%, led by growth in our DIY omnichannel business, as well as $158.5 million of Net sales attributable to the additional week in 2020.
•Gross profit margin for 2020 was 44.3% of Net sales, an increase of 52 basis points as compared to 2019. This increase was primarily due to favorable channel mix, growth in our DIY omnichannel business, supply chain leverage, inventory management, including decrease in inventory shrink and favorable pricing actions.
•Operating income for 2020 was $749.9 million, an increase of $72.7 million from 2019. As a percentage of total sales, operating income was 7.4%, an increase of 45 basis points as compared to 2019. The favorable impact in Gross profit was offset by deleveraging SG&A costs compared to prior year due to increased marketing spend on advertising, lease termination costs as we optimize our real estate footprint and higher supplies and cleaning costs related to COVID-19.
•We generated cash flow from operations of $969.7 million during 2020, an increase of 11.9% compared to 2019, primarily due to an increase in Net income, as well as improvements related to working capital.

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
•Continued evolution of our marketing campaigns, which focus on our customers and how we serve them every day with care and speed and the launch of the iconic DieHard® brand.
•Progress in the implementation of a more efficient end-to-end supply chain to deliver our broad assortment.
•Enhancement of ‘Advance Same Day’ Curbside Pick Up, ‘Advance Same Day’ Home Delivery and our mobile application and eCommerce performance.
•Actively pursuing new store openings in 2021, including through lease acquisition opportunities as available and appropriate, in existing markets and new markets, as well as expansion of our independent Carquest network.

Industry Update

Operating within the automotive aftermarket industry, we are influenced by a number of general macroeconomic factors, many of which are similar to those affecting the overall retail industry. In addition to the “Impact of COVID-19 on Our Business” section included within Management’s Discussion and Analysis of Financial Condition and Results of Operations, these factors include, but are not limited to:

•Fuel costs
•Unemployment rates
•Consumer confidence
•Competition
•Changes in new car sales
•Miles driven
•Vehicle manufacturer warranties
•Average age of vehicles in operation
•Economic and political uncertainty
•Deferral of elective automotive maintenance and improvements in new car quality

While these factors tend to fluctuate, we remain confident in the long-term growth prospects for the automotive parts industry.

Results of Operations

The following table sets forth certain of our operating data expressed as a percentage of net sales for the periods indicated.

	Year Ended						2020 vs. 2019 $ Change	Basis Points	2019 vs. 2018 $ Change	Basis Points
(in millions)	January 2, 2021		December 28, 2019		December 29, 2018
Net sales	$10,106.3	100.0%	$9,709.0	100.0%	$9,580.6	100.0%	$397.3	—	$128.4	—
Cost of sales	5,624.7	55.7	5,454.3	56.2	5,361.1	56.0	170.4	(52)	93.1	22
Gross profit	4,481.6	44.3	4,254.7	43.8	4,219.4	44.0	226.9	52	35.3	(22)
SG&A	3,731.7	36.9	3,577.6	36.8	3,615.1	37.7	154.1	8	(37.6)	(89)
Operating income	749.9	7.4	677.2	7.0	604.3	6.3	72.8	45	72.9	67
Interest expense	(46.9)	(0.5)	(39.9)	(0.4)	(56.6)	(0.6)	(7.0)	(5)	16.7	18
Loss on debt extinguishment	(48.0)	(0.5)	(10,756)	(0.1)	—	—	(37.2)	(36)	(10.8)	(11)
Other income, net	(4.0)	0.0	11.2	0.1	7.6	0.1	(15.2)	(15)	3.6	4
Provision for income taxes	158.0	1.6	150.9	1.6	131.4	1.4	7.1	1	19.4	18
Net income	$493.0	4.9%	$486.8	5.0%	$423.8	4.4%	$6.3	(14)	$63.0	59
Note 1: Table amounts may not foot due to rounding.
Note 2: Fiscal year 2020 includes 53 weeks. Fiscal years 2019 and 2018 include 52 weeks.

2020 Compared to 2019

Net Sales

The year ended January 2, 2021 consisted of 53 weeks compared to 52 weeks in 2019. Net sales for 2020 were $10.1 billion, an increase of $397.3 million, or 4.1%, from Net sales in 2019. This increase primarily reflected the impact of our positive comparable store sales 2.4% resulting from growth in our DIY omnichannel business, as well as $158.5 million of Net sales attributable to the additional week in 2020. We experienced positive comparable store sales across every region, with Southeast, Florida and Central having the strongest growth. Our West, Mid Atlantic and Northeast regions had the lowest comparable sales growth.

We calculate comparable store sales based on the change in store or branch sales starting once a location has been open for 13 complete accounting periods (approximately one year) and by including e-commerce sales. Sales to independently owned Carquest stores are excluded from our comparable store sales. Acquired stores are included in our comparable store sales once the stores have completed 13 complete accounting periods following the acquisition date. We include sales from relocated stores in comparable store sales from the original date of opening. Net sales for the 53rd week in a year are not included in the comparable sales calculation for that year. For example, our comparable sales results for 2020 compare weeks 1 through 52 in 2020 to the 52-week period reported for 2019. Comparable sales is intended only as supplemental information and is not a substitute for Net sales presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Gross Profit

Gross profit for 2020 was $4.5 billion, or 44.3% of net sales, as compared to $4.3 billion, or 43.8% of net sales, in 2019, an increase of 52 basis points. The increase in gross profit as a percentage of net sales was primarily due to favorable channel mix, growth in our DIY omnichannel business, operational productivity relating to our ability to leverage our supply chain, inventory management including a decrease in inventory shrink and favorable pricing actions.

As a result of changes in our last in, first out (“LIFO”) reserve, a benefit of $13.8 million, an expense of $101.3 million and a benefit of $39.8 million were included in Cost of Sales in 2020, 2019 and 2018.

Selling, general and administrative expenses (“SG&A”)

SG&A for 2020 was $3.7 billion, or 36.9% of net sales, as compared to $3.6 billion, or 36.8% of net sales, for 2019, an increase of 8 basis points. This increase as a percentage of net sales was primarily due to increased marketing spend on advertising, lease termination costs as we optimize our real estate footprint and higher supplies and cleaning costs related to COVID-19. The additional week in 2020 contributed $53.5 million to SG&A.

Interest expense

Interest expense for 2020 was $46.9 million, an increase of $7.0 million when compared to 2019. This increase was primarily due to the issuance of our $500.0 million 2030 senior unsecured notes on April 16, 2020 and our $350.0 million 2027 senior unsecured notes on September 29, 2020. Refer to Note 6, Long-term Debt and Fair Value of Financial Instruments of the Notes to the Consolidated Financial Statements included herein for further details.

Loss on early redemptions of senior unsecured notes

During the fifty-three weeks ended January 2, 2021, we incurred charges of $48.0 million related to the early redemption of our 2022 and 2023 senior unsecured notes. During the fifty-two weeks ended December 28, 2019, we incurred charges of $10.8 million related to the early redemption of our 2020 senior unsecured notes. Refer to Note 6, Long-term Debt and Fair Value of Financial Instruments of the Notes to the Consolidated Financial Statements included herein for further details.

Provision for income taxes

Our Provision for income taxes for 2020 was $158.0 million, as compared to $150.9 million for 2019, an increase of $7.1 million primarily due to an increase in taxable income. Our effective tax rate was 24.3% for 2020 and 23.7% for 2019. During 2019, the driver of the lower tax expense resulted from a benefit relating to a release of a valuation allowance that was previously established against the deferred tax asset related to our federal foreign tax credit carryforward.

2019 Compared to 2018

A discussion of changes in our results of operations in 2019 compared to 2018 has been omitted from this Form10-K, but may be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the fiscal year ended December 28, 2019, filed with the SEC on February 18, 2020, which is available free of charge on the SECs website at www.sec.gov and at www.AdvanceAutoParts.com, by clicking “Investor Relations” located at the bottom of the home page.

Reconciliation of Non-GAAP Financial Measures

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes certain financial measures not derived in accordance with accounting principles generally accepted in the United States of America. Non-GAAP financial measures, including Adjusted net income and Adjusted EPS, should not be used as a substitute for GAAP financial measures, or considered in isolation, for the purpose of analyzing our operating performance, financial position or cash flows. We have presented these non-GAAP financial measures as we believe that the presentation of our financial results that exclude transformation expenses under our strategic business plan and non-cash amortization related to the acquired GPI intangible assets and other non-recurring adjustments are useful and indicative of our base operations because the expenses vary from period to period in terms of size, nature and significance and/or relate to store closure and consolidation activity in excess of historical levels. These measures assist in comparing our current operating results with past periods and with the operational performance of other companies in our industry. The disclosure of these measures allows investors to evaluate our performance using the same measures management uses in developing internal budgets and forecasts and in evaluating management’s compensation. Included below is a description of the expenses we have determined are not normal, recurring cash operating expenses necessary to operate our business and the rationale for why providing these measures is useful to investors as a supplement to the GAAP measures.

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

We have included a reconciliation of this information to the most comparable GAAP measures in the following table.

	Year Ended
(in thousands, except per share data)	January 2, 2021	December 28, 2019
Net income (GAAP)	$493,021	$486,896
Cost of sales adjustments:
Transformation expenses:
Restructuring costs	—	3,345
Other significant costs	3,161	—
Other adjustment (1)	—	13,010
SG&A adjustments:
GPI amortization of acquired intangible assets	27,337	27,500
Transformation expenses:
Restructuring costs	16,765	19,028
Third-party professional services	14,117	35,579
Other significant costs	15,965	19,351
Other income adjustment (2)	48,022	10,756
Provision for income taxes on adjustments (3)	(31,342)	(32,142)
Adjusted net income (Non-GAAP)	$587,046	$583,323

Diluted earnings per share (GAAP)	$7.14	$6.84
Adjustments, net of tax	1.37	1.35
Adjusted diluted earnings per share (Non-GAAP)	$8.51	$8.19

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

Share Repurchases

On November 8, 2019, our Board of Directors authorized a $700.0 million share repurchase program as an addition to the previous $400.0 million share repurchase program that was authorized by our Board of Directors in August 2019.

During 2020, we repurchased 3.0 million shares of our common stock at an aggregate cost of $458.5 million, or an average price of $150.65 per share, in connection with our share repurchase program. We had $432.2 million remaining under our share repurchase program as of January 2, 2021. During 2019, we repurchased 3.4 million shares of our common stock at an aggregate cost of $487.4 million, or an average price of $144.23 per share, under our share repurchase program.

Capital Expenditures

Our primary capital requirements have been the funding of our investments in supply chain and information technology, e-commerce and maintenance of existing stores and branches. We lease approximately 84% of our stores and branches.

Our capital expenditures were $267.6 million in 2020, a decrease of $2.6 million from 2019. Our capital expenditures were primarily related to several information technology projects, including our Finance enterprise resource planning system, as well as investments in supply chain and store improvements.

Our future capital requirements will depend in large part on the timing or number of the investments we make in information technology and supply chain network initiatives and existing stores and new store development (leased and owned locations) within a given year. In 2021, we anticipate that our capital expenditures related to such investments will range from $275 million to $325 million, but may vary with business conditions.

Analysis of Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities:

	Year Ended
(in millions)	January 2, 2021	December 28, 2019	December 29, 2018
Cash flows provided by operating activities	$969.7	$866.9	$811.0
Cash flows used in investing activities	(266.9)	(462.9)	(191.8)
Cash flows used in financing activities	(286.0)	(882.2)	(263.9)
Effect of exchange rate changes on cash	(0.5)	0.3	(5.7)
Net (decrease) increase in cash and cash equivalents	$416.3	$(477.9)	$349.6

Operating Activities

For 2020, net cash provided by operating activities increased $102.8 million to $969.7 million. The net increase in cash flows provided by operating activities compared to the prior year was primarily driven by an increase in Net income, improvements in working capital and the deferral of payroll taxes under the CARES Act. In the current year, working capital included an increase in cash provided by Accrued expenses, partially offset by a decrease in cash provided by Accounts payable and an increase in cash used by Inventories. Refer to “Results of Operations” for further details on our results.

For 2019, net cash provided by operating activities increased $55.9 million to $866.9 million. The net increase in operating cash flows compared to the prior year was primarily driven by an increase in Net income, which was partially offset by a decrease in working capital.

Investing Activities

For 2020, net cash used in investing activities decreased by $196.0 million to $266.9 million compared to 2019. Cash used in investing activities for 2020 consisted primarily of purchases of property and equipment, which was comparable to capital expenditures in 2019. The decrease in cash used in investing activities in 2020 is attributable to the DieHard® brand acquisition on December 23, 2019, which we purchased for a cash purchase price of $200.0 million.

For 2019, net cash used in investing activities increased by $271.1 million to $462.9 million compared to 2018. The increase in cash used in investing activities was primarily driven by the acquisition of the DieHard® brand on December 23, 2019 for a cash purchase price of $200.0 million. This purchase gave us the right to sell DieHard® batteries and enables us to extend the DieHard® brand into other automotive and vehicular categories. Additionally, the remaining increase was in capital expenditures related to several IT projects, including our Finance enterprise resource planning system, as well as investments in supply chain, e-commerce and store improvements.

Financing Activities

For 2020, net cash used in financing activities decreased by $596.2 million to $286.0 million compared to 2019. This decrease was primarily a result of the net proceeds of $244.5 million received in 2020 that resulted from the issuance of our $500.0 million 2030 senior unsecured notes on April 16, 2020 and our $350.0 million 2027 senior unsecured notes on September 29, 2020, offset by the redemption of all of our $300.0 million 2022 senior unsecured notes on September 16, 2020 and the cash tender offer on September 29, 2020 for a portion of the 2023 senior secured notes. In 2019, we used $310.0 million to redeem all $300.0 million aggregate principal amount of our outstanding 2020 senior unsecured notes.

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

Our Board of Directors has declared a quarterly cash dividend since 2006. Any payments of dividends in the future will be at the discretion of our Board of Directors and will depend upon our results of operations, cash flows, capital requirements and other factors deemed relevant by our Board of Directors. On February 10, 2021, our Board of Directors declared a quarterly cash dividend of $0.25 per share to be paid on April 2, 2021 to all common shareholders of record as of March 19, 2021.

Long-Term Debt

As of January 2, 2021, we had a credit rating from Standard & Poor’s of BBB- and from Moody’s Investor Service of Baa2. The current outlooks by Standard & Poor’s and Moody’s are both stable. The current pricing grid used to determine our borrowing rate under our revolving credit facility is based on our credit ratings. If these credit ratings decline, our interest rate on outstanding balances may increase and our access to additional financing on favorable terms may be limited. In addition, it could reduce the attractiveness of certain vendor payment programs whereby third-party institutions finance arrangements to our vendors based on our credit rating, which could result in increased working capital requirements. Conversely, if these credit ratings improve, our interest rate may decrease.

For additional information on transactions entered into relating to Long-term debt during the fifty-three weeks ended January 2, 2021, refer to Note 6, Long-term Debt and Fair Value of Financial Instruments of the Notes to the Consolidated Financial Statements included herein.

Off-Balance-Sheet Arrangements

As of January 2, 2021, other than as disclosed in Note 6, Long-term Debt and Fair Value of Financial Instruments and Note 8, Leases and Other Commitments, of the Notes to the Consolidated Financial Statements included herein, we had no other off-balance-sheet arrangements. We include other off-balance-sheet arrangements in our Contractual Obligations table including interest payments on our senior unsecured notes, revolving credit facility and letters of credit outstanding.

Contractual Obligations

In addition to our senior unsecured notes and revolving credit facility, we utilize operating leases as another source of financing. The amounts payable under these operating leases are included in our Contractual Obligations table. Our future contractual obligations related to long-term debt, operating leases and other contractual obligations as of January 2, 2021 were as follows:

(in thousands)		Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Long-term debt (1)	$1,043,673	$—	$193,673	$—	$850,000
Interest payments	254,304	34,374	68,680	51,250	100,000
Operating leases (2)	2,831,305	539,068	872,151	629,030	791,056
Other long-term liabilities (3)	488,726	—	—	—	—
Purchase commitments (4)	122,843	49,005	66,694	7,144	—
	$4,740,851	$622,447	$1,201,198	$687,424	$1,741,056

Note: For additional information refer to Note 6, Long-term Debt and Fair Value of Financial Instruments; Note 8, Lease and other Commitments; Note 12, Income Taxes; Note 13, Contingencies; and Note 14, Benefit Plans, of the Notes to the Consolidated Financial Statements included herein.

(1)Long-term debt represents the principal amount of our senior unsecured notes, which become due in 2023, 2027 and 2030.
(2)We lease certain store locations, distribution centers, office space, equipment and vehicles. Our property leases generally contain renewal and escalation clauses and other concessions. These provisions are considered in our calculation of our minimum lease payments that are recognized as expense on a straight-line basis over the applicable lease term. Any lease payments that are based upon an existing index or rate are included in our minimum lease payment calculations.
(3)Includes the long-term portion of deferred income taxes and other liabilities, including self-insurance reserves for which no contractual payment schedule exists. As we expect the payments to occur beyond 12 months from January 2, 2021, the related balances have not been reflected in the “Payments Due by Period” section of the table.
(4)Purchase commitments include agreements to purchase goods or services that are enforceable, legally binding and specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Included in the table above is the lesser of the remaining obligation or the cancellation penalty under the agreement.

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

While we do not expect the amounts ultimately paid to differ significantly from our estimates, our self-insurance reserves and corresponding SG&A could be affected if future claim experience differs significantly from historical trends and actuarial assumptions. A 10% change in our self-insurance liabilities at January 2, 2021 would result in a change in expense of approximately $14.4 million for 2020.

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

Summarized Financial Information

Balance Sheets
	Issuer and Guarantor Subsidiaries
(in millions)	January 2, 2021	December 28, 2019
Assets
Current assets (1)	$5,796.3	$5,329.9
Non-current assets (2)	$5,395.4	$5,403.6

Liabilities
Current liabilities	$4,539.1	$4,264.3
Intercompany payables, net due to Non-Guarantor Subsidiaries	$290.7	$342.8
Other non-current liabilities	$3,401.7	$3,128.2

(1)Current assets includes $4,318.6 million and $4,234.2 million of Inventories as of January 2, 2021 and December 28, 2019.
(2)Non-current assets includes $1,585.9 million and $1,613.8 million of Goodwill and Intangible assets, net as of January 2, 2021 and December 28, 2019.

Statements of Operations
	Issuer and Guarantor Subsidiaries
	Fifty-Three Weeks Ended	Fifty-Two Weeks Ended
(in millions)	January 2, 2021	December 28, 2019
Net sales	$9,735.8	$9,342.2
Gross profit	$4,335.1	$4,089.8
Operating income	$687.8	$605.5
Income before provision for income taxes	$598.0	$569.0
Net income	$453.4	$486.9

Item 7A. Quantitative and Qualitative Disclosures about Market Risks.

We are subject to interest rate risk to the extent we borrow against our revolving credit facility as it is based, at our option, on adjusted LIBOR, plus a margin, or an alternate base rate, plus a margin. As of January 2, 2021 and December 28, 2019, we had no borrowings outstanding under our revolving credit facility.

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

We are exposed to foreign currency exchange rate fluctuations for the portion of our inventory purchases denominated in foreign currencies. We believe that the price volatility relating to foreign currency exchange rates is partially mitigated by our ability to adjust selling prices. During 2020, 2019 and 2018, foreign currency transactions did not significantly impact net income.

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

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of January 2, 2021. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

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

As of January 2, 2021, management, including our principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that our internal control over financial reporting as of January 2, 2021 is effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended January 2, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of Registered Public Accounting Firm

Our internal control over financial reporting as of January 2, 2021 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, which also audited our consolidated financial statements for the year ended January 2, 2021, as stated in their report included herein, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of January 2, 2021.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

For a discussion of our directors, executive officers and corporate governance, see the information set forth in the sections entitled “Proposal No. 1 - Election of Directors,” “Corporate Governance,” “Meetings and Committees of the Board,” “Information About Our Executive Officers,” “Audit Committee Report,” and “Delinquent Section 16(a) Reports,” “Code of Ethics and Business Conduct” and “Code of Ethics for Finance Professionals” in our proxy statement for the 2021 annual meeting of stockholders to be filed with the SEC within 120 days after the end of the year ended January 2, 2021 (the “2021 Proxy Statement”), which is incorporated herein by reference.

Item 11. Executive Compensation.

See the information set forth in the sections entitled “Meetings and Committees of the Board,” “Compensation Committee Report,” “Compensation Discussion and Analysis,” “Additional Information Regarding Executive Compensation” and “Director Compensation” in the 2021 Proxy Statement, which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

See the information set forth in the sections entitled “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in the 2021 Proxy Statement, which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

See the information set forth in the sections entitled “Corporate Governance-Related Party Transactions,” “Corporate Governance-Director Independence” and “Meetings and Committees of the Board” in the 2021 Proxy Statement, which is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

See the information set forth in the section entitled “2020 and 2019 Audit Fees” in the 2021 Proxy Statement, which is incorporated herein by reference.

PART IV

Item 15.     Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements

Audited Consolidated Financial Statements of Advance Auto Parts, Inc. and Subsidiaries for the years ended January 2, 2021, December 28, 2019 and December 29, 2018:
Reports of Independent Registered Public Accounting Firm	34
Consolidated Balance Sheets	37
Consolidated Statements of Operations	38
Consolidated Statements of Comprehensive Income	38
Consolidated Statements of Changes in Stockholders' Equity	39
Consolidated Statements of Cash Flows	40
Notes to the Consolidated Financial Statements	41

(2) Financial Statement Schedule

Schedule II - Valuation and Qualifying Accounts	63

(3) Exhibits

Exhibit Index	64

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Advance Auto Parts, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Advance Auto Parts, Inc. and subsidiaries (the "Company") as of January 2, 2021 and December 28, 2019, the related consolidated statements of operations, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended January 2, 2021, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 2, 2021 and December 28, 2019, and the results of its operations and its cash flows for each of the three years in the period ended January 2, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 2, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Vendor Incentives - Refer to Note 2 to the Consolidated Financial Statements

Critical Audit Matter Description

The Company receives incentives in the form of reductions in amounts owed to and/or payments due from vendors related to volume rebates and other promotions. Volume rebates and vendor promotional allowances are earned based on inventory purchases and initially recorded as a reduction to inventory, except for allowances provided as reimbursement of specific, incremental and identifiable costs incurred to promote a vendor’s products that are offset in selling, general and administrative expenses. The deferred amounts are recorded as a reduction in cost of sales as the inventory is sold. Total deferred vendor incentives included as a reduction of inventories were $141.9 million as of January 2, 2021.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to whether the vendor incentives were recorded in accordance with the terms of the vendor agreements included the following, among others:
•We tested the effectiveness of controls over the process that ensures that all vendor agreements are communicated to accounting.
•We tested the effectiveness of controls over the recording of vendor incentives as a reduction in inventories, and subsequently as a reduction in cost of sales as the related inventory was sold.
•We selected a sample of vendor incentives earned during the year and deferred at year-end and recalculated, using the terms of the vendor agreement, both the amount recorded as deferred vendor incentives as a reduction in inventories and the amount recognized in earnings as a reduction in cost of sales.
•We selected a sample of vendors from the Company’s inventory purchases made during the year and from vendor incentives recorded as a reduction in cost of sales and confirmed directly with the vendor that the agreement obtained from the Company and used in the determination of deferred vendor incentives as a reduction in cost of sales was the most recent between the parties.
•We tested the amount of the deferred vendor incentives recorded as a reduction in cost of sales by developing an expectation of the amount based on the historical amounts recorded as a percentage of total cost of sales and compared our expectation to the amount recorded.

/s/ Deloitte & Touche LLP

Charlotte, North Carolina
February 22, 2021

We have served as the Company’s auditor since 2002.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Advance Auto Parts, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Advance Auto Parts, Inc. and subsidiaries (the “Company”) as of January 2, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 2, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended January 2, 2021, of the Company and our report dated February 22, 2021, expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

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

/s/ Deloitte & Touche LLP

Charlotte, North Carolina
February 22, 2021

Advance Auto Parts, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except per share data)

	January 2, 2021	December 28, 2019
Assets
Current assets:
Cash and cash equivalents	$834,992	$418,665
Receivables, net	749,999	689,469
Inventories	4,538,199	4,432,168
Other current assets	146,811	155,241
Total current assets	6,270,001	5,695,543
Property and equipment, net of accumulated depreciation of $2,189,165 and $2,037,849	1,462,602	1,433,213
Operating lease right-of-use assets	2,379,987	2,365,325
Goodwill	993,590	992,240
Intangible assets, net	681,127	709,756
Other assets	52,329	52,448
	$11,839,636	$11,248,525
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,640,639	$3,421,987
Accrued expenses	606,804	535,863
Other current liabilities	496,472	519,852
Total current liabilities	4,743,915	4,477,702
Long-term debt	1,032,984	747,320
Noncurrent operating lease liabilities	2,014,499	2,017,159
Deferred income taxes	342,445	334,013
Other long-term liabilities	146,281	123,250
Commitments and contingencies
Stockholders’ equity:
Preferred stock, nonvoting, $0.0001 par value,
10,000 shares authorized; no shares issued or outstanding	—	—
Common stock, voting, $0.0001 par value, 200,000 shares authorized;
76,305 shares issued and 66,361 outstanding at January 2, 2021
76,051 shares issued and 69,232 outstanding at December 28, 2019	8	8
Additional paid-in capital	783,709	735,183
Treasury stock, at cost, 9,944 and 6,819 shares	(1,394,080)	(924,389)
Accumulated other comprehensive loss	(26,759)	(34,569)
Retained earnings	4,196,634	3,772,848
Total stockholders’ equity	3,559,512	3,549,081
	$11,839,636	$11,248,525

The accompanying notes to the consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share data)

	Year Ended
	January 2, 2021	December 28, 2019	December 29, 2018
Net sales	$10,106,321	$9,709,003	$9,580,554
Cost of sales, including purchasing and warehousing costs	5,624,707	5,454,257	5,361,141
Gross profit	4,481,614	4,254,746	4,219,413
Selling, general and administrative expenses	3,731,707	3,577,566	3,615,138
Operating income	749,907	677,180	604,275
Other, net:
Interest expense	(46,886)	(39,898)	(56,588)
Loss on early redemptions of senior unsecured notes	(48,022)	(10,756)	—
Other income, net	(3,984)	11,220	7,577
Total other, net	(98,892)	(39,434)	(49,011)
Income before provision for income taxes	651,015	637,746	555,264
Provision for income taxes	157,994	150,850	131,417
Net income	$493,021	$486,896	$423,847

Basic earnings per common share	$7.17	$6.87	$5.75
Weighted average common shares outstanding	68,748	70,869	73,728

Diluted earnings per common share	$7.14	$6.84	$5.73
Weighted average common shares outstanding	69,003	71,165	73,991

 Fiscal year 2020 includes 53 weeks. Fiscal years 2019 and 2018 include 52 weeks.

Consolidated Statements of Comprehensive Income
(in thousands)

	Year Ended
	January 2, 2021	December 28, 2019	December 29, 2018
Net income	$493,021	$486,896	$423,847
Other comprehensive income (loss):
Changes in net unrecognized other postretirement benefit costs, net of tax of $54, $67 and $103	(152)	(142)	(294)
Currency translation adjustments	7,962	9,766	(18,945)
Total other comprehensive income (loss)	7,810	9,624	(19,239)
Comprehensive income	$500,831	$496,520	$404,608

Fiscal year 2020 includes 53 weeks. Fiscal years 2019 and 2018 include 52 weeks.

The accompanying notes to the consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries Consolidated Statements of Changes in Stockholders’ Equity (in thousands, except per share data)

	Common Stock		Additional Paid-in Capital	Treasury Stock, at cost	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance, December 30, 2017	73,936	$8	$664,646	$(144,600)	$(24,954)	$2,920,096	$3,415,196
Net income	—	—	—	—	—	423,847	423,847
Total other comprehensive loss	—	—	—	—	(19,239)	—	(19,239)
Restricted stock, restricted stock units and deferred stock units vested	215	—	—	—	—	—	—
Share-based compensation	—	—	27,760	—	—	—	27,760
Stock issued under employee stock purchase plan	36	—	3,200	—	—	—	3,200
Repurchase of common stock	(1,738)	—	—	(281,354)	—	—	(281,354)
Cash dividends declared ($0.24 per common share)	—	—	—	—	—	(17,788)	(17,788)
Other	11	—	(809)	—	—	—	(809)
Balance, December 29, 2018	72,460	8	694,797	(425,954)	(44,193)	3,326,155	3,550,813
Net income	—	—	—	—	—	486,896	486,896
Cumulative effect of accounting change from adoption of ASU 2016-02	—	—	—	—	—	(23,165)	(23,165)
Total other comprehensive income	—	—	—	—	9,624	—	9,624
Restricted stock units and deferred stock units vested	192	—	—	—	—	—	—
Share-based compensation	—	—	37,438	—	—	—	37,438
Stock issued under employee stock purchase plan	23	—	3,334	—	—	—	3,334
Repurchase of common stock	(3,448)	—	—	(498,435)	—	—	(498,435)
Cash dividends declared ($0.24 per common share)	—	—	—	—	—	(17,038)	(17,038)
Other	5	—	(386)	—	—	—	(386)
Balance, December 28, 2019	69,232	8	735,183	(924,389)	(34,569)	3,772,848	3,549,081
Net income	—	—	—	—	—	493,021	493,021
Total other comprehensive income	—	—	—	—	7,810	—	7,810
Restricted stock units and deferred stock units vested	234	—	—	—	—	—	—
Share-based compensation	—	—	45,271	—	—	—	45,271
Stock issued under employee stock purchase plan	20	—	3,270	—	—	—	3,270
Repurchase of common stock	(3,125)	—	—	(469,691)	—	—	(469,691)
Cash dividends declared ($1.00 per common share)	—	—	—	—	—	(69,235)	(69,235)
Other	—	—	(15)	—	—	—	(15)
Balance, January 2, 2021	66,361	$8	$783,709	$(1,394,080)	$(26,759)	$4,196,634	$3,559,512

The accompanying notes to the consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries Consolidated Statements of Cash Flows (in thousands)

	Year Ended
	January 2, 2021	December 28, 2019	December 29, 2018
Cash flows from operating activities:
Net income	$493,021	$486,896	$423,847
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	250,081	238,371	238,184
Share-based compensation	45,271	37,438	27,760
Loss and impairment of long-lived assets	4,727	6,671	15,956
Loss on early redemption of senior unsecured notes	48,022	10,756	—
Other, net	1,467	1,681	2,195
Provision for deferred income taxes	8,136	23,148	15,956
Net change in:
Receivables, net	(59,014)	(62,837)	(21,471)
Inventories	(101,449)	(63,130)	(206,125)
Accounts payable	216,488	245,785	285,493
Accrued expenses	78,507	(72,288)	93,940
Other assets and liabilities, net	(15,569)	14,418	(64,707)
Net cash provided by operating activities	969,688	866,909	811,028
Cash flows from investing activities:
Purchases of property and equipment	(267,576)	(270,129)	(193,715)
Purchase of an indefinite-lived intangible asset	(230)	(201,519)	—
Proceeds from sales of property and equipment	909	8,709	1,888
Other, net	—	—	—
Net cash used in investing activities	(266,897)	(462,939)	(191,827)
Cash flows from financing activities:
(Decrease) increase in bank overdrafts	—	(59,339)	32,014
Redemption of senior unsecured note	(602,568)	(310,047)	—
Borrowings under credit facilities	500,000	—	—
Payments on credit facilities	(500,000)	—	—
Proceeds from issuance of senior unsecured notes, net	847,092	—	—
Dividends paid	(56,347)	(17,185)	(17,819)
Proceeds from the issuance of common stock	3,270	3,334	3,200
Repurchases of common stock	(469,691)	(498,435)	(281,354)
Other, net	(7,753)	(481)	44
Net cash used in financing activities	(285,997)	(882,153)	(263,915)
Effect of exchange rate changes on cash	(467)	321	(5,696)
Net increase (decrease) in cash and cash equivalents	416,327	(477,862)	349,590
Cash and cash equivalents, beginning of period	418,665	896,527	546,937
Cash and cash equivalents, end of period	$834,992	$418,665	$896,527

Supplemental cash flow information:
Interest paid	$34,011	$41,099	$45,322
Income tax payments	$146,073	$108,163	$143,213
Non-cash transactions:
Accrued purchases of property and equipment	$4,963	$26,201	$15,365

The accompanying notes to the consolidated financial statements are an integral part of these statements.

1.Nature of Operations and Basis of Presentation:

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

As of January 2, 2021, our operations are comprised of 4,806 stores and 170 branches primarily within the United States, with additional locations in Canada, Puerto Rico and the U.S. Virgin Islands. Our stores operate primarily under the trade names “Advance Auto Parts,” “Carquest” and “Autopart International,” and our branches operate under the “Worldpac” trade name. In addition, we served 1,277 independently owned Carquest branded stores across the same geographic locations served by our stores and branches in addition to Mexico, Grand Cayman, the Bahamas, Turks and Caicos and British Virgin Islands.

In March 2020, the World Health Organization categorized the COVID-19 outbreak as a pandemic. As a majority of our stores and facilities have remained open, we have taken additional measures to help protect the health and safety of our Team Members and customers. Such measures, among others, include the implementation of other labor-related benefits for Team Members and increased sanitation practices across Advance. Since the assumptions underpinning our long-term revenue and cash flow growth rates, operating models and business strategies have not been significantly impacted, there was no material impairment of our various assets during the fifty-three weeks ended January 2, 2021.

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

Accounting Period

Our fiscal year ends on the Saturday nearest the end of December. All references herein for the years “2020,” “2019” and “2018” represent the fiscal year ended January 2, 2021, which consist of 53 weeks, and fiscal years ended December 28, 2019 and December 29, 2018, which both had 52 weeks.

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

Inventory

Our inventory consists primarily of parts, batteries, accessories and other products used on vehicles that have reasonably long shelf lives and is stated at the lower of cost or market. The cost of our merchandise inventory is primarily determined using the last-in, first-out (“LIFO”) method. Under the LIFO method, our cost of sales reflects the costs of the most recently purchased inventories, while the inventory carrying balance represents the costs relating to prices paid in 2020 and prior years. We regularly review inventory quantities on-hand, consider whether we may have excess inventory based on our current approach for managing slower moving inventory and adjust the carrying value as necessary.

Vendor Incentives

We receive incentives in the form of reductions to amounts owed to and/or payments from vendors related to volume rebates and other promotional considerations. Many of these incentives are under long-term agreements in excess of one year, while others are negotiated on an annual basis or shorter. Advertising allowances provided as a reimbursement of specific, incremental and identifiable costs incurred to promote a vendor’s products are included as an offset to selling, general and administrative expenses (“SG&A”) when the cost is incurred. Volume rebates and allowances that do not meet the requirements for offsetting in SG&A are recorded as a reduction to inventory as they are earned based on inventory purchases. Total deferred vendor incentives recorded as a reduction of Inventories were $141.9 million and $173.8 million as of January 2, 2021 and December 28, 2019.

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

Warranty Liabilities

The warranty obligation on the majority of merchandise sold by us with a manufacturer’s warranty is the responsibility of our vendors. However, we have an obligation to provide customers replacement of certain merchandise at no cost or merchandise at a prorated cost if under a warranty and not covered by the manufacturer. As of January 2, 2021 and December 28, 2019, our warranty liability primarily consisted of batteries with warranty coverage sold by us. We estimate our warranty obligation at the time of sale based on the historical return experience, sales level and cost of the respective product sold. To the extent vendors provide upfront allowances in lieu of accepting the obligation for warranty claims and the allowance is in excess of the related warranty expense, the excess is recorded as a reduction to cost of sales.

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

The following table summarizes financial information for each of our product groups.

	Year Ended
	January 2, 2021	December 28, 2019	December 29, 2018
Percentage of Sales, by Product Group
Parts and Batteries	66%	67%	66%
Accessories and Chemicals	21	21	20
Engine Maintenance	12	11	13
Other	1	1	1
Total	100%	100%	100%

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

Advertising Costs

We expense advertising costs as incurred. Advertising expense, net of qualifying vendor promotional funds, was $132.3 million, $117.3 million and $120.9 million in 2020, 2019 and 2018. Vendor promotional funds, which reduced advertising expense, amounted to $48.5 million and $45.7 million and $26.9 million in 2020, 2019 and 2018.

Foreign Currency Translation

The assets and liabilities of our foreign operations are translated into U.S. dollars at current exchange rates, and revenues, expenses and cash flows are translated at average exchange rates for the year. Resulting translation adjustments are reflected as a separate component in the consolidated statements of comprehensive income. Losses from foreign currency transactions, which are included in Other income, net, were $6.9 million, 1.7 million and 5.0 million in 2020, 2019 and 2018.

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

3.Inventories:

We used the LIFO method of accounting for approximately 88.3% of Inventories at January 2, 2021 and December 28, 2019. As a result of changes in the LIFO reserve, we recorded a reduction to Cost of sales of $13.8 million in 2020, an increase to Cost of sales of $101.3 million in 2019 and a reduction to cost of sales of $39.8 million in 2018.

Purchasing and warehousing costs included in Inventories as of January 2, 2021 and December 28, 2019, were $464.7 million and $476.3 million.

Inventory balances were as follows:

(in thousands)	January 2, 2021	December 28, 2019
Inventories at first in, first out (“FIFO”)	$4,382,779	$4,290,565
Adjustments to state inventories at LIFO	155,420	141,603
Inventories at LIFO	$4,538,199	$4,432,168

4.Goodwill and Intangible Assets:

Goodwill

At January 2, 2021 and December 28, 2019, the carrying amount of Goodwill in the accompanying consolidated balance sheets was $993.6 million and $992.2 million. The change in goodwill during 2020 and 2019 was $1.4 million and $2.0 million related to foreign currency translation.
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

Amortization expense was $31.6 million, $31.7 million and $40.7 million for 2020, 2019 and 2018. A summary of the composition of the gross carrying amounts and accumulated amortization of acquired intangible assets are presented in the following table:

	January 2, 2021			December 28, 2019
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Customer relationships	$351,056	$(209,440)	$141,616	350,352	(179,220)	$171,132
Non-compete and other	38,492	(37,632)	860	38,256	(37,318)	938
	389,548	(247,072)	142,476	388,608	(216,538)	172,070

Indefinite-lived intangible assets:
Brands, trademark and tradenames	538,651	—	538,651	537,686	—	537,686
Total intangible assets	$928,199	$(247,072)	$681,127	$926,294	$(216,538)	$709,756

Future Amortization Expense

The table below shows expected amortization expense for the next five years and thereafter for acquired intangible assets recorded as of January 2, 2021:

Year	Amount
(in thousands)
2021	$30,227
2022	$30,131
2023	$27,243
2024	$27,421
2025	$27,370
Thereafter	$84
$142,476

5.     Receivables, net:

Receivables, net consist of the following:

(in thousands)	January 2, 2021	December 28, 2019
Trade	$449,403	$422,403
Vendor	278,180	249,009
Other	34,345	32,306
Total receivables	761,928	703,718
Less: allowance for doubtful accounts	(11,929)	(14,249)
Receivables, net	$749,999	$689,469

6.Long-term Debt and Fair Value of Financial Instruments:

Long-term debt consists of the following:

(in thousands)	January 2, 2021	December 28, 2019
4.50% Senior Unsecured Notes (net of unamortized discount and debt issuance costs of $559 at December 28, 2019) due January 15, 2022	—	299,441
4.50% Senior Unsecured Notes (net of unamortized discount and debt issuance costs of $683 and $2,121 at January 2, 2021 and December 28, 2019) due December 1, 2023	192,990	447,879
1.75% Senior Unsecured Notes (net of unamortized discount and debt issuance costs of $4,145 at January 02, 2021) due October 1, 2027	345,854	—
3.90% Senior Unsecured Notes (net of unamortized discount and debt issuance costs of $5,600 at January 2, 2021) due April 15, 2030	494,140	—
Long-term debt, excluding current portion	$1,032,984	$747,320

Fair value of long-term debt	$1,145,000	$795,000

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

Bank Debt

On January 31, 2017, we entered into a new 5 year credit agreement that provides a $1.0 billion unsecured revolving credit facility (the “2017 Credit Agreement”) with Advance Stores, as Borrower, the lenders party thereto, and Bank of America, N.A., as the administrative agent and replaces a prior credit agreement entered into in 2013. The 2017 Credit Agreement provides for the issuance of letters of credit with a sublimit of $200.0 million. We may request that the total revolving commitment be increased by an amount not exceeding $250.0 million during the term of the 2017 Credit Agreement. Voluntary prepayments and voluntary reductions of the revolving loan balance, if any, are permitted in whole or in part, at our option, in minimum principal amounts as specified in the 2017 Credit Agreement.

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

As of January 2, 2021, we had no outstanding borrowings under 2017 Credit Agreement and borrowing availability was $1.0 billion. Under the 2017 Credit Agreement, we had no letters of credit outstanding as of January 2, 2021.

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

The 2017 Credit Agreement contains customary covenants restricting the ability of: (a) Advance Stores and its subsidiaries to, among other things, (i) create, incur or assume additional debt (only with respect to subsidiaries of Advance Stores), (ii) incur liens, (iii) guarantee obligations, and (iv) change the nature of its business conducted by itself and its subsidiaries; (b) Advance, Advance Stores and their subsidiaries to, among other things (i) enter into certain hedging arrangements, (ii) enter into restrictive agreements limiting their ability to incur liens on any of their property or assets, pay distributions, repay loans, or guarantee indebtedness of their subsidiaries; and (c) Advance, among other things, to change the holding company status of Advance. Advance Stores is required to comply with financial covenants with respect to a maximum leverage ratio and a minimum coverage ratio. The 2017 Credit Agreement also provides for customary events of default, including non-payment defaults, covenant defaults and cross-defaults of Advance Stores’ other material indebtedness. We were in compliance with our financial covenants with respect to the 2017 Credit Agreement as of January 2, 2021.

As of January 2, 2021 and December 28, 2019, we had $100.0 million and $111.6 million of bilateral letters of credit issued separately from the 2017 Credit Agreement, none of which were drawn upon. These bilateral letters of credit generally have a term of one year or less and primarily serve as collateral for our self-insurance policies.

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

The terms of the senior unsecured notes are governed by an indenture (as amended, supplemented, waived or otherwise modified, the “Indenture”) among Advance, the subsidiary guarantors from time to time party thereto and Wells Fargo Bank, National Association, as Trustee.

We may redeem some or all of the senior unsecured notes at any time or from time to time, at the redemption price described in the Indenture. In addition, in the event of a Change of Control Triggering Event (as defined in the Indenture for the senior unsecured notes), we will be required to offer to repurchase the senior unsecured notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest to the repurchase date. The senior unsecured notes are currently fully and unconditionally guaranteed, jointly and severally, on an unsubordinated and unsecured basis by each of the subsidiary guarantors. We will be permitted to release guarantees without the consent of holders of the senior unsecured notes under the circumstances described in the Indenture: (i) upon the release of the guarantee of our other debt that resulted in the affected subsidiary becoming a guarantor of this debt; (ii) upon the sale or other disposition of all or substantially all of the stock or assets of the subsidiary guarantor; or (iii) upon our exercise of our legal or covenant defeasance option.

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

Future Payments

As of January 2, 2021, the aggregate future annual maturities of long-term debt instruments are as follows:

Year	Amount
(in thousands)
2021	$—
2022	—
2023	193,673
2024	—
2025	—
Thereafter	850,000
$1,043,673

Debt Guarantees

We are a guarantor of loans made by banks to various independently owned Carquest-branded stores that are customers of ours totaling $23.6 million as of January 2, 2021. These loans are collateralized by security agreements on merchandise inventory and other assets of the borrowers. The approximate value of the inventory collateralized by these agreements is $57.5 million as of January 2, 2021. We believe that the likelihood of performance under these guarantees is remote.

7.    Property and Equipment:

Property and equipment consists of the following:

(in thousands)	Useful Lives	January 2, 2021	December 28, 2019
Land and land improvements	0 - 10 years	$469,640	$457,960
Buildings	30 - 40 years	514,199	498,871
Building and leasehold improvements	1 - 15 years	560,070	535,082
Furniture, fixtures and equipment	2 - 20 years	1,969,011	1,850,485
Vehicles	8 years	14,574	14,612
Construction in progress		124,273	114,052
		3,651,767	3,471,062
Less - Accumulated depreciation		(2,189,165)	(2,037,849)
Property and equipment, net		$1,462,602	$1,433,213

Depreciation expense relating to Property and equipment was $218.5 million, $206.7 million and $201.6 million for 2020, 2019 and 2018. We capitalized $58.4 million, $29.1 million and $13.0 million incurred for the development of internal use computer software during 2020, 2019 and 2018. These costs are currently classified in the Construction in progress category above, but once placed into service within the Furniture, fixtures equipment category, these costs will be depreciated on the straight-line method over 3 to 10 years.

In 2020, 2019 and 2018 we recognized impairment losses of $0.2 million, $2.3 million and $13.4 million, primarily on store and corporate assets.

8.    Leases and Other Commitments:

Leases

Substantially all of our leases are for facilities and vehicles. The initial term for facilities are typically 5 years to 10 years, with renewal options at 5 year intervals, with the exercise of lease renewal options at our sole discretion. Our vehicle and equipment leases are typically 3 years to 6 years. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Operating lease liabilities consist of the following:

(in thousands)	January 2, 2021	December 28, 2019
Total operating lease liabilities	$2,477,087	$2,495,141
Less: Current portion of operating lease liabilities	(462,588)	(477,982)
Noncurrent operating lease liabilities	$2,014,499	$2,017,159

The current portion of operating lease liabilities is included in Other current liabilities in the accompanying condensed consolidated balance sheet.

Total lease cost is included in Cost of sales and SG&A in the accompanying condensed consolidated statements of operations and is recorded net of immaterial sublease income. Total lease cost is comprised of the following:

	Year Ended
(in thousands)	January 2, 2021	December 28, 2019
Operating lease cost	$526,005	$522,928
Variable lease cost	142,546	155,892
Total lease cost	$668,551	$678,820

The future maturity of lease liabilities are as follows:

Year	Amount
(in thousands)
2021	$539,068
2022	455,024
2023	417,127
2024	338,564
2025	290,466
Thereafter	791,056
Total lease payments	2,831,305
Less: Imputed interest	(354,218)
Total operating lease liabilities	$2,477,087

Operating lease payments include $97.1 million related to options to extend lease terms that are reasonably certain of being exercised and exclude $50.6 million of legally binding lease payments for leases signed, but not yet commenced.

The weighted-average remaining lease term and weighted-average discount rate for our operating leases are 7.0 years and 3.6% as of January 2, 2021. We calculated the weighted-average discount rates using incremental borrowing rates, which equal the rates of interest that we would pay to borrow funds on a fully collateralized basis over a similar term.

Other information relating to our lease liabilities is as follows:

	Year Ended
(in thousands)	January 2, 2021	December 28, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$575,186	$517,945
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$424,393	$398,510

Other Commitments

We have entered into certain arrangements which require the future purchase of goods or services. Our obligations primarily consist of payments for the purchase of hardware, software and maintenance. As of January 2, 2021, future payments amount to $122.8 million and are not accrued in our consolidated balance sheet.

9.    Accrued Expenses:

Accrued expenses consist of the following:

(in thousands)	January 2, 2021	December 28, 2019
Payroll and related benefits	$154,388	$109,371
Taxes payable	100,487	96,834
Self-insurance reserves	63,990	64,845
Warranty reserves	14,120	36,820
Capital expenditures	4,963	26,201
Accrued rebates	26,096	24,532
Accrued interest	8,441	10,241
Other	234,319	167,019
Total accrued expenses	$606,804	$535,863

The following table presents changes in our warranty reserves:

	Year Ended
(in thousands)	January 2, 2021	December 28, 2019	December 29, 2018
Warranty reserve, beginning of period	$36,820	$45,280	$49,024
Additions to reserve	14,907	34,117	43,200
Reduction and utilization of reserve	(37,607)	(42,577)	(46,944)
Warranty reserve, end of period	$14,120	$36,820	$45,280

10.    Share Repurchase Program:

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

During 2020, we repurchased 3.0 million shares of our common stock at an aggregate cost of $458.5 million, or an average price of $150.65 per share, in connection with our share repurchase program. We had $432.2 million remaining under our share repurchase program as of January 2, 2021. During 2019, we repurchased 3.4 million shares of our common stock at an aggregate cost of $487.4 million, or an average price of $144.23 per share, under our share repurchase program.

11.    Earnings per Share:

    The computation of basic and diluted earnings per share is as follows:

	Year Ended
(in thousands, except per share data)	January 2, 2021	December 28, 2019	December 29, 2018
Numerator
Net income applicable to common shares	$493,021	$486,896	$423,847
Denominator
Basic weighted average common shares	68,748	70,869	73,728
Dilutive impact of share-based awards	255	296	263
Diluted weighted average common shares (1)	69,003	71,165	73,991

Basic earnings per common share	$7.17	$6.87	$5.75
Diluted earnings per common share	$7.14	$6.84	$5.73

(1)For the fifty-three weeks ended January 2, 2021 119 thousand restricted stock units (“RSUs”) were excluded from the diluted calculation as their inclusion would have been anti-dilutive. For the fifty-two weeks ended December 28, 2019 115 thousand restricted stock units (“RSUs”) were excluded from the diluted calculation as their inclusion would have been anti-dilutive. For the fifty-two weeks ended December 29, 2018, these anti-dilutive RSUs were insignificant.

12.    Income Taxes:

U.S. Tax Reform

During 2018, in conjunction with the completion of our 2017 U.S. income tax return, we identified a change in estimate to amounts previously estimated in 2017 in relation with the U.S. Tax Cuts and Jobs Act (the “Act”) for the remeasurement of the net deferred tax liability and nonrecurring repatriation tax on accumulated earnings of foreign subsidiaries that resulted in a net tax benefit of $5.7 million. Our analysis under Staff Accounting Bulletin No. 118 was completed in 2018.

Provision for Income Taxes

Provision for income taxes consists of the following:

(in thousands)	Current	Deferred	Total
2020
Federal	$112,096	$7,718	$119,814
State	23,779	1,066	24,845
Foreign	13,983	(648)	13,335
	$149,858	$8,136	$157,994
2019
Federal	$84,490	$13,618	$98,108
State	26,924	8,117	35,041
Foreign	16,288	1,413	17,701
	$127,702	$23,148	$150,850
2018
Federal	$72,598	$14,745	$87,343
State	19,571	3,439	23,010
Foreign	23,292	(2,228)	21,064
	$115,461	$15,956	$131,417

The provision for income taxes differed from the amount computed by applying the federal statutory income tax rate due to:

	Year Ended
(in thousands)	January 2, 2021	December 28, 2019	December 29, 2018
Income before provision for income taxes at statutory U.S. federal income tax rate (21% for 2020, 2019 and 2018)	$136,713	$133,927	$116,605
State income taxes, net of federal income tax benefit	18,610	27,682	18,178
Impact of the Act	—	—	(5,655)
Other, net	2,671	(10,759)	2,289
	$157,994	$150,850	$131,417

Deferred Income Tax Assets (Liabilities)

Temporary differences that give rise to significant deferred income tax assets (liabilities) are as follows:

(in thousands)	January 2, 2021	December 28, 2019
Deferred income tax assets:
Accrued expenses not currently deductible for tax	$53,433	$38,064
Share-based compensation	10,541	9,540
Accrued medical and workers compensation	14,825	22,202
Net operating loss carryforwards	4,348	5,565
Operating lease liabilities	630,267	627,707
Other, net	3,514	8,430
Total deferred income tax assets before valuation allowances	716,928	711,508
Less: Valuation allowance	(3,183)	(3,592)
Total deferred income tax assets	713,745	707,916
Deferred income tax liabilities:
Property and equipment	(123,402)	(116,277)
Inventories	(187,559)	(183,428)
Intangible assets	(140,094)	(136,078)
Operating lease right-of-use assets	(605,135)	(606,146)
Total deferred income tax liabilities	(1,056,190)	(1,041,929)
Net deferred income tax liabilities	$(342,445)	$(334,013)

As of January 2, 2021 and December 28, 2019, our net operating loss (“NOL”) carryforwards comprised of state NOLs of $137.9 million and $159.4 million. These NOLs may be used to reduce future taxable income and expire periodically through 2037. Due to uncertainties related to the realization of these NOLs in certain jurisdictions, as well as other credits available to us, we have recorded a valuation allowance of $3.2 million and $3.6 million as of January 2, 2021 and December 28, 2019. The amount of deferred income tax assets realizable, however, could change in the future if projections of future taxable income change.

We have not recorded deferred taxes when earnings from foreign operations are considered to be indefinitely invested outside of the U.S. As of January 2, 2021, these accumulated net earnings generated by our foreign operations were approximately $41.2 million, which did not include earnings deemed to be repatriated as part of the Act. It is not practicable to determine the income tax liability that would be payable if such earnings were repatriated.

Unrecognized Tax Benefits

The following table summarizes the activity of our gross unrecognized tax benefits:

(in thousands)	January 2, 2021	December 28, 2019	December 29, 2018
Unrecognized tax benefits, beginning of period	$29,762	$30,824	$22,665
Increases related to prior period tax positions	1,808	4,243	5,435
Decreases related to prior period tax positions	—	(2,277)	(1,356)
Increases related to current period tax positions	1,528	3,741	5,425
Settlements	—	(331)	(14)
Expiration of statute of limitations	(7,971)	(6,438)	(1,331)
Unrecognized tax benefits, end of period	$25,127	$29,762	$30,824

As of January 2, 2021, December 28, 2019 and December 29, 2018, the entire amount of unrecognized tax benefits, if recognized, would reduce our annual effective tax rate. During 2020 and 2019, we recorded expenses relating to income tax-related interest and penalties of $0.2 million and $1.6 million due to uncertain tax positions included in Provision for income taxes in the accompanying consolidated statements of operations. During 2018, we recorded a gain relating to income tax-related interest and penalties of $0.9 million due to uncertain tax positions included in Provision for income taxes in the accompanying consolidated statements of operations. As of January 2, 2021 and December 28, 2019, we recorded a liability for potential interest of $4.7 million and $4.9 million and for potential penalties of $0.1 million and $0.1 million. We did not provide for any penalties associated with tax contingencies unless considered probable of assessment. We do not expect our unrecognized tax benefits to change significantly over the next 12 months. With few exceptions, we are no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2016.

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

14.    Benefit Plans:

401(k) Plan

We maintain a defined contribution benefit plan, which covers substantially all Team Members after one year of service and who have attained the age of 21. The plan allows for Team Member salary deferrals, which are matched at our discretion. Company contributions to these plans were $21.3 million, $17.9 million and $15.0 million in 2020, 2019 and 2018.

Deferred Compensation

We maintain a non-qualified deferred compensation plan for certain Team Members. This plan provides for a minimum and maximum deferral percentage of the Team Member’s base salary and bonus, as determined by the Retirement Plan Committee. We established and maintained a deferred compensation liability for this plan. As of January 2, 2021 and December 28, 2019, these liabilities were $16.1 million and $15.0 million.

15.    Share-Based Compensation:

Overview

We grant share-based compensation awards to our Team Members and members of our Board of Directors as provided for under our 2014 Long-Term Incentive Plan (“2014 LTIP”), which was approved by our shareholders on May 14, 2014. In 2020, 2019 and 2018, we granted share-based compensation in the form of restricted stock units (“RSUs”) or deferred stock units (“DSUs”). No share-based compensation was granted in the form of stock appreciation rights (“SARs”) in 2020, 2019 and 2018. Our grants, which have three methods of measuring fair value, generally include a time-based service, a performance-based or a market-based portion, which collectively represent the target award.

As of January 2, 2021, the aggregate intrinsic value of outstanding and exercisable time-based and performance-based SARs was insignificant. In 2020, 2019 and 2018, all related activity related to SARs, including grants, exercises and forfeitures, was insignificant.

At January 2, 2021, there were 4.6 million shares of common stock available for future issuance under the 2014 LTIP based on management’s current estimate of the probable vesting outcome for performance-based awards. We issue new shares of common stock upon exercise of SARs. Shares forfeited and shares withheld for payment of taxes due become available for reissuance and are included in availability. Availability also includes shares that became available for reissuance in connection with the exercise of SARs.

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

For performance-based RSUs, the fair value of each award was determined based on the market price of our common stock on the date of grant. Performance-based awards generally may vest following a three-year period subject to our achievement of certain financial goals as specified in the grant agreements. Depending on our results during the three-year performance period, the actual number of awards vesting at the end of the period generally ranges from 0% to 200% of the performance award. Performance-based RSUs generally do not have dividend equivalent rights and do not have voting rights until the shares are earned and issued following the applicable performance period. The number of performance-based awards outstanding is based on the number of awards that we believed were probable of vesting at January 2, 2021. Performance-based RSU’s granted during 2020 are presented as grants in the table at their respective target levels. The change in units based on performance represents the change in the number of granted awards expected to vest based on the updated probability assessment as of January 2, 2021. Compensation expense for performance-based awards of $9.4 million, $7.8 million, and $5.4 million in 2020, 2019 and 2018, was determined based on management’s estimate of the probable vesting outcome.

For market-based RSUs, the fair value of each award was determined using a Monte Carlo simulation model. The model uses multiple input variables that determined the probability of satisfying the market condition requirements as follows:

Monte Carlo Simulation Model Assumptions	2021	2019	2018
Risk-free interest rate (1)	0.9%	2.5%	2.4%
Expected dividend yield	0.8%	0.2%	0.2%
Expected stock price volatility (2)	34.0%	33.5%	34.0%

(1)The risk-free interest rate is based on the U.S. Treasury constant maturity interest rate having term consistent with the vesting period of the award.
(2)Expected volatility is determined based on historical volatility over a matching look-back period and is consistent with the correlation coefficients between our stock prices and our peer group.

Additionally, we estimated a liquidity discount of 10.1% using the Chaffe Protective Put Method to adjust the fair value for the post-vest restrictions. Market-based RSU’s vesting depends on our relative total shareholder return among a designated group of peer companies during a three-year period and will be subject to a one-year holding period after vesting.

The following table summarizes activity for time-based, performance-based and market-based RSUs in 2020:

	Time-Based		Performance-Based		Market-Based
(in thousands, except per share data)	Number of Awards	Weighted-Average Grant Date Fair Value	Number of Awards	Weighted-Average Grant Date Fair Value	Number of Awards	Weighted-Average Grant Date Fair Value
Nonvested at December 28, 2019	460	$145.95	127	$132.03	73	$145.08
Granted	343	$137.47	74	$130.03	37	$145.04
Change in units based on performance	—	$—	(24)	$139.46	—	$—
Vested (1)	(213)	$141.99	(8)	$143.03	(19)	$138.81
Forfeited	(50)	$142.27	(7)	$124.20	(2)	$146.34
Nonvested at January 2, 2021	540	$142.47	162	$129.74	89	$146.34

(1)The vested shares of Market-Based RSUs were not exercised due to low multiplier effect for 2017 awards.

The following table summarizes certain information concerning activity for time-based, performance-based and market-based RSUs:

	Year Ended
(in thousands, except per share data)	January 2, 2021	December 28, 2019	December 29, 2018
Time-based:
Weighted average fair value of RSUs granted	$137.47	$157.31	$130.12
Total grant date fair value of RSUs vested	$30,231	$21,955	$17,527
Performance-based:
Weighted average fair value of RSUs granted	$130.03	$159.80	$119.08
Total grant date fair value of RSUs vested	$1,123	$2,666	$9,224
Market-based:
Weighted average fair value of RSUs granted	$145.04	$165.70	$131.48
Total grant date fair value of RSUs vested	$2,646	$—	$—

As of January 2, 2021, the maximum potential payout under our currently outstanding performance-based and market-based RSUs were 350 thousand and 178 thousand units.

Other Considerations

Total income tax benefit related to share-based compensation expense for 2020, 2019 and 2018 was $11.5 million, $9.4 million and $6.8 million.

As of January 2, 2021, there was $67.1 million of unrecognized compensation expense related to all share-based awards that was expected to be recognized over a weighted average period of 1.5 years.

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

We granted 12 thousand DSUs in 2020. The weighted average fair value of DSUs granted during 2020, 2019 and 2018 was $130.14, $156.47, and $127.14. The DSUs are awarded at a price equal to the market price of our underlying common stock on the date of the grant. For 2020, 2019 and 2018, we recognized $1.6 million, $1.9 million and $1.9 million of share-based compensation expense for these DSU grants.

Employee Stock Purchase Plan

We also offer an employee stock purchase plan (“ESPP”). Under the ESPP, eligible Team Members may elect salary deferrals to purchase our common stock at a discount of 10% from its fair market value on the date of purchase. There are annual limitations on the amounts a Team Member may elect of either $25 thousand per Team Member or 10% of compensation, whichever is less. As of January 2, 2021, there were 0.9 million shares available to be issued under the ESPP.

16.    Accumulated Other Comprehensive Loss:

Accumulated other comprehensive loss, net of tax, consisted of the following:

(in thousands)	Unrealized Gain (Loss) on Postretirement Plan	Foreign Currency Translation	Accumulated Other Comprehensive (Loss) Income
Balance, December 30, 2017	$1,758	$(26,712)	$(24,954)
2018 activity	(294)	(18,945)	(19,239)
Balance, December 29, 2018	1,464	(45,657)	(44,193)
2019 activity	(142)	9,766	9,624
Balance, December 28, 2019	1,322	(35,891)	(34,569)
2020 activity	(152)	7,962	7,810
Balance, January 2, 2021	$1,170	$(27,929)	$(26,759)

17.    Quarterly Financial Data (unaudited):

The following table summarizes quarterly financial data for 2020 and 2019:

2020	First	Second	Third	Fourth
(in thousands, except per share data)	(16 weeks)	(12 weeks)	(12 weeks)	(13 weeks)
Net sales	$2,697,882	$2,501,380	$2,541,928	$2,365,131
Gross profit	$1,172,733	$1,096,714	$1,128,471	$1,083,696
Net income	$43,588	$189,960	$147,476	$111,996

Basic earnings per common share	$0.63	$2.75	$2.14	$1.66
Diluted earnings per common share	$0.63	$2.74	$2.13	$1.65

2019	First	Second	Third	Fourth
(in thousands, except per share data)	(16 weeks)	(12 weeks)	(12 weeks)	(12 weeks)
Net sales	$2,952,036	$2,332,246	$2,312,106	$2,112,614
Gross profit	$1,304,612	$1,009,438	$1,011,926	$928,769
Net income	$142,500	$124,820	$123,669	$95,907

Basic earnings per common share	$1.99	$1.74	$1.76	$1.39
Diluted earnings per common share	$1.98	$1.73	$1.75	$1.38

Note: Due to 2020 having 53 weeks, Q4 2020 included 13 weeks of operations, while the comparable prior year period included 12 weeks.

Quarterly and year-to-date computations of amounts are made independently. Therefore, the sum of amounts for the quarters may not be equal the amounts for the year.

Advance Auto Parts, Inc.
Schedule II - Valuation and Qualifying Accounts
(in thousands)

Allowance for doubtful accounts receivable	Balance at Beginning of Period	Charges to Expenses	Deductions(1)	Balance at End of Period
December 29, 2018	$18,219	$18,445	$(18,622)	$18,042
December 28, 2019	$18,042	$11,949	$(15,742)	$14,249
January 2, 2021	$14,249	$14,933	$(17,253)	$11,929

(1)Accounts written off during the period. These amounts did not impact our statement of operations for any year presented.

Other valuation and qualifying accounts have not been reported in this schedule because they are either not applicable or because the information has been included elsewhere in this report.

EXHIBIT INDEX

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith
3.1	Restated Certificate of Incorporation of Advance Auto Parts, Inc. (“Advance Auto”) (as amended effective as of May 24, 2017).	10-Q	3.1	8/14/2018
3.2	Amended and Restated Bylaws of Advance Auto Parts, Inc., effective May 24, 2017	10-Q	3.2	8/18/2020
4.0	Description of Securities Registered under Section 12 of the Securities Act of 1934, as amended.	10-Q	4.7	11/10/2020
4.1	Indenture, dated as of April 29, 2010, among Advance Auto Parts, Inc., each of the Subsidiary Guarantors from time to time party thereto and Wells Fargo Bank, National Association, as Trustee.	8-K	4.1	4/29/2010
4.2	Second Supplemental Indenture dated as of May 27, 2011 to the Indenture dated as of April 29, 2010 among Advance Auto Parts, Inc. as Issuer, each of the Subsidiary Guarantors from time to time party thereto and Wells Fargo Bank, National Association, as Trustee.	8-K	10.45	6/3/2011
4.3	Third Supplemental Indenture dated as of January 17, 2012 among Advance Auto Parts, Inc., each of the Subsidiary Guarantors from time to time party thereto and Wells Fargo Bank, National Association, as Trustee.	8-K	4.4	1/17/2012
4.4	Fourth Supplemental Indenture, dated as of December 21, 2012 among Advance Auto Parts, Inc., each of the Subsidiary Guarantors from time to time party thereto and Wells Fargo Bank, National Association, as Trustee.	8-K	4.5	12/21/2012
4.5	Fifth Supplemental Indenture, dated as of April 19, 2013 among Advance Auto Parts, Inc., each of the Subsidiary Guarantors from time to time party thereto and Wells Fargo Bank, National Association, as Trustee.	8-K	4.6	4/19/2013
4.6	Sixth Supplemental Indenture, dated as of December 3, 2013, among Advance Auto Parts, Inc., each of the Subsidiary Guarantors from time to time party thereto and Wells Fargo Bank, National Association, as Trustee.	8-K	4.7	12/9/2013
4.7	Form of 4.500% Note due 2022.	8-K	4.5	1/17/2012
4.8	Form of 4.500% Note due 2023.	8-K	4.7	12/9/2013
4.9	Seventh Supplemental Indenture, dated as of February 28, 2014, among Advance Auto Parts, Inc., each of the Subsidiary Guarantors from time to time party thereto and Wells Fargo Bank, National Association, as Trustee.	10-Q	4.11	5/28/2014
4.10	Indenture, dated as of April 16, 2020 by and among Advance Auto Parts, Inc., each of the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as trustee.	8-K	4.1	4/17/2020
4.11	Eighth Supplemental Indenture, dated as of September 29, 2020, among Advance Auto Parts, Inc. each of the Guarantors from time to time party thereto and Wells Fargo Bank, National Association, as Trustee.	8-K	4.6	9/30/2020
10.1	Form of Indemnification Agreement between Advance Auto Parts and each of its Directors.	8-K	10.19	5/20/2004
10.2	Advance Auto Parts, Inc. 2004 Long-Term Incentive Plan (amended as of April 17, 2008).	10-Q	10.19	5/29/2008

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith
10.3	Advance Auto Parts, Inc. Deferred Stock Unit Plan for Non-Employee Directors and Selected Executives (as amended January 1, 2008), including First Amendment to the Advance Auto Parts, Inc. Deferred Stock Unit Plan for Non-Employee Directors and Selected Executives (as amended and restated effective as of January 1, 2009) and Second Amendment to the Advance Auto Parts, Inc. Deferred Stock Unit Plan for Non-Employee Directors and Selected Executives (as amended and restated effective as of January 1, 2010).	10-K	10.17	3/1/2011
10.5	Form of Advance Auto Parts, Inc. SAR Award Agreement under 2004 Long-Term Incentive Plan.	10-K	10.33	2/28/2012
10.6	Supplement No. 1 to Guarantee Agreement.	8-K	10.1	12/21/2012
10.8	Third Amendment to the Advance Auto Parts, Inc. Deferred Stock Unit Plan for Non-Employee Directors and Selected Executives (Effective as of January 1, 2013).	10-K	10.34	2/25/2013
10.9	Form of Advance Auto Parts, Inc. SARs Award Agreement and Restricted Stock Unit Award Agreement under 2004 Long-Term Incentive Plan.	10-K	10.36	2/25/2013
10.10	Credit Agreement, dated as of December 5, 2013, among Advance Auto Parts, Inc. Advance Stores Company, Incorporated, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent.	8-K	10.1	12/9/2013
10.11	Guarantee Agreement, dated as of December 5, 2013, among Advance Auto Parts, Inc. Advance Stores Company, Incorporated, the other lenders from time to time party lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent for the lenders.	8-K	10.2	12/9/2013
10.12	Supplement No. 1 to Guarantee Agreement.	10-K	10.45	2/25/2014
10.13	Form of Advance Auto Parts, Inc. SARs Award Agreement and Restricted Stock Unit Award Agreement.	10-K	10.48	2/25/2014
10.15	Fourth Amendment to the Advance Auto Parts, Inc. Deferred Stock Unit Plan for Non-Employee Directors and Selected Executives (As Amended and Restated Effective as of January 1, 2008).	10-K	10.52	3/3/2015
10.17	Fifth Amendment to the Advance Auto Parts, Inc. Deferred Stock Unit Plan for Non-Employee Directors and Selected Executives (As Amended and Restated Effective as of January 1, 2008).	10-K	10.54	3/3/2015
10.18	Agreement, dated as of November 11, 2015, by and among Advance Auto Parts, Inc. and Starboard.	8-K	10.1	11/13/2015
10.19	Employment Agreement effective March 28, 2016 between Advance Auto Parts, Inc. and Thomas Greco.	10-Q	10.1	5/31/2016
10.20	First Amendment to Employment Agreement effective April 2, 2016 between Advance Auto Parts, Inc. and Thomas R. Greco.	10-Q	10.2	5/31/2016
10.22	2016 time-Based SARs Award Agreement (Stock Settled - Inducement Award) between Advance Auto Parts, Inc. and Thomas Greco dated April 14, 2016.	10-Q	10.5	5/31/2016
10.23	Form of Restricted Stock Unit Award Agreement between Advance Auto Parts, Inc. and Thomas Greco.	10-Q	10.7	5/31/2016
10.24	Credit Agreement, dated as January 31, 2017, among Advance Auto Parts, Inc., Advance Stores Company, Incorporated, the lenders party thereto, and Bank of America, N.A., as Administrative Agent.	8-K	10.1	2/6/2017

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith
10.25	Guarantee Agreement, dated as of January 31, 2017, among Advance Auto Parts, Inc., Advance Stores Company, Incorporated, the other guarantors from time to time party thereto and Bank of America, N.A., as administrative agent for the lenders.	8-K	10.2	2/6/2017
10.26	Employment Agreement effective August 21, 2016 between Advance Auto Parts, Inc. and Robert B. Cushing.	10-K	10.50	2/28/2017
10.28	Sixth Amendment to the Advance Auto Parts, Inc. Deferred Stock Unit Plan for Non-Employee Directors and Selected Executives (As Amended and Restated Effective as of January 1, 2008).	10-K	10.55	2/28/2017
10.29	Seventh Amendment to the Advance Auto Parts, Inc. Deferred Stock Unit Plan for Non-Employee Directors and Selected Executives (As Amended and Restated Effective as of January 1, 2008).	10-K	10.56	2/28/2017
10.30	Form of 2015 Advance Auto Parts, Inc. SARs Award Agreement.	10-K	10.58	2/28/2017
10.31	Advance Auto Parts, Inc. 2017 Amended and Restated Executive Incentive Plan	DEF14A	Appendix A	4/6/2017
10.32	Amendment No. 1 to Credit Agreement, dated as of January 31, 2018, among Advance Auto Parts, Inc., Advance Stores Company, Incorporated, the lenders party thereto, and Bank of America, N.A., as Administrative Agent.	8-K	10.1	2/6/2018
10.34	8th Amendment to Advance Auto Parts, Inc. Deferred Stock Unit Plan for Non-Employee Directors and Selected Executives (As Amended and Restated Effective as of January 1, 2008).	10-K	10.58	2/21/2018
10.35	Employment Agreement effective September 17, 2018 between Advance Auto Parts, Inc. and Jeffrey W. Shepherd.	10-Q	10.1	11/13/2018
10.36	Amendment No. 2 to the Credit Agreement, dated as of January 10, 2019, among Advance Auto Parts, Inc., Advance Stores Company, Incorporated, the lenders party thereto, and Bank of America, N.A., as Administrative Agent.	8-K	10.1	10/15/2018
10.37	Employment Agreement effective February 6, 2018 between Advance Auto Parts, Inc. and Michael T. Broderick.	10-K	10.52	2/9/2019
10.38	Employment Agreement effective October 3, 2018 between Advance Auto Parts, Inc. and Reuben E. Slone.	10-K	10.53	2/9/2019
10.39	Form of 2017 Advance Auto Parts, Inc. Performance-Based Restricted Stock Unit Award Agreement.	10-K	10.54	2/9/2019
10.40	Form of 2018 Advance Auto Parts, Inc. Performance-Based Restricted Stock Unit Award Agreement.	10-K	10.55	2/9/2019
10.41	Form of 2018 Advance Auto Parts, Inc. Time-Based Restricted Stock Unit Award Agreement.	10-K	10.56	2/9/2019
10.42	Advance Auto Parts, Inc. 2014 Long-Term Incentive Plan (as amended effective August 7, 2018).	10-K	10.57	2/9/2019
10.43	2018 Restricted Stock Unit Award Agreement (Performance-Based) between Advance Auto Parts, Inc. and Rueben E. Slone dated November 19, 2018.	10-K	10.58	2/9/2019
10.44	Description of Non-Employee Director Compensation.				X
10.45	Advance Auto Parts, Inc. Deferred Compensation Program, as amended and restated effective January 1,2021				X
21.1	Subsidiaries of Advance Auto Parts, Inc.	10-K	21.1	2/18/2020

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith
22.1	List of Issuers and its Guarantor Subsidiaries	10-Q	22.1	11/10/2020
23.1	Consent of Deloitte & Touche LLP.				X
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension Schema Document.				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X
104.1	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit.				X

Item 16. Form 10-K Summary.

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCE AUTO PARTS, INC.
Dated:	February 22, 2021	By:	/s/ Jeffrey W. Shepherd
Jeffrey W. Shepherd
Executive Vice President, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas R. Greco	President and Chief Executive Officer and Director	February 22, 2021
Thomas R. Greco	(Principal Executive Officer)

/s/ Jeffrey W. Shepherd	Executive Vice President, Chief Financial Officer	February 22, 2021
Jeffrey W. Shepherd	(Principal Financial Officer)

/s/ Andrew E. Page	Senior Vice President, Controller and Chief Accounting Officer	February 22, 2021
Andrew E. Page	(Principal Accounting Officer)

/s/ Eugene I. Lee, Jr.	Chairman and Director	February 22, 2021
Eugene I. Lee, Jr.

/s/ Carla J. Bailo	Director	February 22, 2021
Carla J. Bailo

/s/ John F. Bergstrom	Director	February 22, 2021
John F. Bergstrom

/s/ Brad W. Buss	Director	February 22, 2021
Brad W. Buss

/s/ John F. Ferraro	Director	February 22, 2021
John F. Ferraro

/s/ Jeffrey J. Jones II	Director	February 22, 2021
Jeffrey J. Jones II

/s/ Sharon L. McCollam	Director	February 22, 2021
Sharon L. McCollam

/s/ Douglas A. Pertz	Director	February 22, 2021
Douglas A. Pertz

/s/ Nigel Travis	Director	February 22, 2021
Nigel Travis

/s/ Arthur L. Valdez Jr.	Director	February 22, 2021
Arthur L. Valdez Jr.