Form 10-Q
period 2021-04-24
ADVANCE AUTO PARTS INC
filed 2021-06-02
CIK 1158449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q
________________________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 24, 2021

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

As of May 28, 2021, the number of shares of the registrant’s common stock outstanding was 65,438,870 shares.

NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain statements herein are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are usually identifiable by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “likely,” “may,” “plan,” “position,” “possible,” “potential,” “probable,” “project,” “should,” “strategy,” “will,” or similar language. All statements other than statements of historical fact are forward-looking statements, including, but not limited to, statements about our strategic initiatives, operational plans and objectives, and future business and financial performance, as well as statements regarding underlying assumptions related thereto. Forward-looking statements reflect our views based on historical results, current information and assumptions related to future developments. Except as may be required by law, we undertake no obligation to update any forward-looking statements made herein. Forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those projected or implied by the forward-looking statements. They include, among others, factors related to the timing and implementation of strategic initiatives, the highly competitive nature of our industry, demand for our products and services, complexities in our inventory and supply chain, challenges with transforming and growing our business and factors related to the current global pandemic. Please refer to “Item 1A. Risk Factors.” of our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission for a description of these and other risks and uncertainties that could cause actual results to differ materially from those projected or implied by the forward-looking statements.

PART I.  FINANCIAL INFORMATION

ITEM 1.CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except per share data) (Unaudited)

	April 24, 2021	January 2, 2021
Assets
Current assets:
Cash and cash equivalents	$880,233	$834,992
Receivables, net	804,826	749,999
Inventories	4,476,656	4,538,199
Other current assets	149,003	146,811
Total current assets	6,310,718	6,270,001
Property and equipment, net of accumulated depreciation of $2,255,213 and $2,189,165	1,463,990	1,462,602
Operating lease right-of-use assets	2,378,964	2,379,987
Goodwill	994,530	993,590
Intangible assets, net	672,455	681,127
Other assets	47,831	52,329
	$11,868,488	$11,839,636
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,737,853	$3,640,639
Accrued expenses	603,327	606,804
Other current liabilities	451,243	496,472
Total current liabilities	4,792,423	4,743,915
Long-term debt	1,033,369	1,032,984
Non-current operating lease liabilities	2,035,785	2,014,499
Deferred income taxes	357,343	342,445
Other long-term liabilities	148,001	146,281
Commitments and contingencies
Stockholders’ equity:
Preferred stock, nonvoting, $0.0001 par value	—	—
Common stock, voting, $0.0001 par value	8	8
Additional paid-in capital	799,934	783,709
Treasury stock, at cost	(1,577,727)	(1,394,080)
Accumulated other comprehensive loss	(21,466)	(26,759)
Retained earnings	4,300,818	4,196,634
Total stockholders’ equity	3,501,567	3,559,512
	$11,868,488	$11,839,636

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands, except per share data) (Unaudited)

	Sixteen Weeks Ended
	April 24, 2021	April 18, 2020
Net sales	$3,330,370	$2,697,882
Cost of sales, including purchasing and warehousing costs	1,845,444	1,525,149
Gross profit	1,484,926	1,172,733
Selling, general and administrative expenses	1,232,797	1,094,308
Operating income	252,129	78,425
Other, net:
Interest expense	(11,191)	(12,243)
Other income (expense), net	4,836	(5,989)
Total other, net	(6,355)	(18,232)
Income before provision for income taxes	245,774	60,193
Provision for income taxes	59,844	16,605
Net income	$185,930	$43,588

Basic earnings per common share	$2.83	$0.63
Weighted average common shares outstanding	65,688	69,181
Diluted earnings per common share	$2.81	$0.63
Weighted average common shares outstanding	66,102	69,392

Condensed Consolidated Statements of Comprehensive Income
(In thousands) (Unaudited)

	Sixteen Weeks Ended
	April 24, 2021	April 18, 2020
Net income	$185,930	$43,588
Other comprehensive income (loss):
Changes in net unrecognized other postretirement (costs) benefits, net of tax of $19 and $23	(54)	66
Currency translation adjustments	5,347	(17,032)
Total other comprehensive income (loss)	5,293	(16,966)
Comprehensive income	$191,223	$26,622

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries Condensed Consolidated Statements of Changes in Stockholders’ Equity (In thousands, except per share data) (Unaudited)

	Sixteen Weeks Ended April 24, 2021
	Common Stock		Additional Paid-in Capital	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance, January 2, 2021	66,361	$8	$783,709	$(1,394,080)	$(26,759)	$4,196,634	$3,559,512
Net income	—	—	—	—	—	185,930	185,930
Total other comprehensive income	—	—	—	—	5,293	—	5,293
Restricted stock units and deferred stock units vested	227	—	—	—	—	—	—
Share-based compensation	—	—	16,260	—	—	—	16,260
Stock issued under employee stock purchase plan	13	—	—	—	—	—	—
Repurchases of common stock	(1,162)	—	—	(183,647)	—	—	(183,647)
Cash dividends declared ($1.00 per common share)	—	—	—	—	—	(81,746)	(81,746)
Other	—	—	(35)	—	—	—	(35)
Balance, April 24, 2021	65,439	$8	$799,934	$(1,577,727)	$(21,466)	$4,300,818	$3,501,567

	Sixteen Weeks Ended April 18, 2020
	Common Stock		Additional Paid-in Capital	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance, December 28, 2019	69,232	$8	$735,183	$(924,389)	$(34,569)	$3,772,848	$3,549,081
Net income	—	—	—	—	—	43,588	43,588
Total other comprehensive loss	—	—	—	—	(16,966)	—	(16,966)
Restricted stock units and deferred stock units vested	137	—	—	—	—	—	—
Share-based compensation	—	—	13,809	—	—	—	13,809
Stock issued under employee stock purchase plan	9	—	735	—	—	—	735
Repurchases of common stock	(277)	—	—	(35,761)	—	—	(35,761)
Cash dividends declared ($0.25 per common share)	—	—	—	—	—	(17,453)	(17,453)
Other	—	—	(4)	—	—	—	(4)
Balance, April 18, 2020	69,101	$8	$749,723	$(960,150)	$(51,535)	$3,798,983	$3,537,029

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands) (Unaudited)

	Sixteen Weeks Ended
	April 24, 2021	April 18, 2020
Cash flows from operating activities:
Net income	$185,930	$43,588
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	77,253	78,579
Share-based compensation	16,260	13,809
Loss and impairment of long-lived assets	4,732	981
Provision for deferred income taxes	14,660	146
Other, net	543	434
Net change in:
Receivables, net	(53,982)	59,303
Inventories	63,883	(104,899)
Accounts payable	96,094	(112,459)
Accrued expenses	(50,949)	(1,824)
Other assets and liabilities, net	(24,492)	33,250
Net cash provided by operating activities	329,932	10,908
Cash flows from investing activities:
Purchases of property and equipment	(70,884)	(82,973)
Purchase of an indefinite-lived intangible asset	—	(230)
Proceeds from sales of property and equipment	590	71
Net cash used in investing activities	(70,294)	(83,132)
Cash flows from financing activities:
Proceeds from borrowing on revolving credit facility	—	500,000
Proceeds from issuances of senior unsecured notes, net	—	498,240
Dividends paid	(33,146)	(21,593)
Proceeds from the issuance of common stock	—	735
Repurchases of common stock	(183,647)	(35,761)
Other, net	104	(4,763)
Net cash (used in) provided by financing activities	(216,689)	936,858
Effect of exchange rate changes on cash	2,292	(3,461)
Net increase in cash and cash equivalents	45,241	861,173
Cash and cash equivalents, beginning of period	834,992	418,665
Cash and cash equivalents, end of period	$880,233	$1,279,838

Non-cash transactions:
Accrued purchases of property and equipment	$3,505	$25,080

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

As of April 24, 2021, we operated a total of 4,793 stores and 178 branches primarily within the United States, with additional locations in Canada, Puerto Rico and the U.S. Virgin Islands. In addition, as of April 24, 2021, we served 1,285 independently owned Carquest branded stores across the same geographic locations served by our stores and branches in addition to Mexico and various Caribbean islands. Our stores operate primarily under the trade names “Advance Auto Parts,” “Carquest” and “Autopart International,” and our branches operate under the “Worldpac” trade name.

The accounting policies followed in the presentation of interim financial results are consistent with those followed on an annual basis. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted based upon the Securities and Exchange Commission (“SEC”) interim reporting principles. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for 2020 as filed with the SEC on February 22, 2021.

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

2.    Significant Accounting Policies

Revenues

The following table summarizes disaggregated revenue from contracts with customers by product group:

	Sixteen Weeks Ended
	April 24, 2021	April 18, 2020
Percentage of Net sales, by product group:
Parts and batteries	66%	66%
Accessories and chemicals	21	21
Engine maintenance	12	12
Other	1	1
Total	100%	100%

3.    Inventories

Inventories are stated at the lower of cost or market. We used the last in, first out (“LIFO”) method of accounting for approximately 88% of inventories as of April 24, 2021 and January 2, 2021. Under the LIFO method, our Cost of sales reflects the costs of the most recently purchased inventories, while the inventory carrying balance represents the costs for inventories purchased in the sixteen weeks ended April 24, 2021 and prior years. We recorded an increase to Cost of sales of $3.1 million and $8.8 million for the sixteen weeks ended April 24, 2021 and April 18, 2020 to state inventories at LIFO.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

An actual valuation of inventory under the LIFO method is performed by us at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on our estimates of expected inventory levels and costs at the end of the year.

Inventory balances were as follows:

(in thousands)	April 24, 2021	January 2, 2021
Inventories at first in, first out (“FIFO”)	$4,324,383	$4,382,779
Adjustments to state inventories at LIFO	152,273	155,420
Inventories at LIFO	$4,476,656	$4,538,199

4.    Intangible Assets

Our definite-lived intangible assets include customer relationships and non-compete agreements. Amortization expense was $9.7 million for the sixteen weeks ended April 24, 2021 and April 18, 2020.

5.    Receivables, net

Receivables consist of the following:

(in thousands)	April 24, 2021	January 2, 2021
Trade	$539,584	$449,403
Vendor	249,976	278,180
Other	25,414	34,345
Total receivables	814,974	761,928
Less: Allowance for doubtful accounts	(10,148)	(11,929)
Receivables, net	$804,826	$749,999

6.    Long-term Debt and Fair Value of Financial Instruments

Long-term debt consists of the following:

(in thousands)	April 24, 2021	January 2, 2021
4.50% Senior Unsecured Notes due December 1, 2023	$193,060	$192,990
1.75% Senior Unsecured Notes due October 1, 2027	345,992	345,854
3.90% Senior Unsecured Notes due April 15, 2030	494,317	494,140
Total long-term debt	$1,033,369	$1,032,984

Fair value of long-term debt	$1,106,000	$1,145,000

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

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Bank Debt

As of April 24, 2021 and January 2, 2021, we had no outstanding borrowings, $1.0 billion of borrowing availability and no letters of credit outstanding under our unsecured revolving credit facility (the “Credit Agreement”).

As of April 24, 2021 and January 2, 2021, we had $100.0 million of bilateral letters of credit issued separately from the Credit Agreement, none of which were drawn upon. These bilateral letters of credit generally have a term of one year or less and primarily serve as collateral for our self-insurance policies.

We were in compliance with financial covenants required by our debt arrangements as of April 24, 2021.

Senior Unsecured Notes

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

On July 28, 2020, we completed an exchange offer whereby the Original Notes in the aggregate principal amount of $500.0 million, which were not registered under the Securities Act of 1933, as amended (the “Securities Act”), were exchanged for a like principal amount of 3.90% senior unsecured notes due 2030 (the “Exchange Notes” or “2030 Notes”), which have been registered under the Securities Act. The Original Notes were substantially identical to the Exchange Notes, except that the Exchange Notes are registered under the Securities Act and are not subject to the transfer restrictions and certain registration rights agreement provisions applicable to the Original Notes.

On September 29, 2020, we issued $350.0 million aggregate principal amount of senior unsecured notes (the “2027 Notes”). The 2027 Notes were issued at 99.67% of the principal amount of $350.0 million, are due October 1, 2027 and bear interest at 1.75% per year payable semi-annually in arrears on April 1 and October 1 of each year. In connection with the 2027 Notes offering, we incurred $2.9 million of debt issuance costs. Our 2023 Notes, 2027 Notes and 2030 Notes are collectively referred to herein as our “senior unsecured notes.”

Pursuant to a cash tender offer that was completed on September 29, 2020, we repurchased $256.3 million of our 2023 Notes with the net proceeds from the 2027 Notes. In connection with this tender offer, we incurred charges relating to tender premiums and debt issuance costs of $30.5 million and $1.4 million.

Debt Guarantees

We are a guarantor of loans made by banks to various independently owned Carquest-branded stores that are our customers totaling $73.7 million and $23.6 million as of April 24, 2021 and January 2, 2021. These loans are collateralized by security agreements on merchandise inventory and other assets of the borrowers. The approximate value of the inventory collateralized by these agreements is $61.9 million and $57.5 million as of April 24, 2021 and January 2, 2021. We believe that the likelihood of performance under these guarantees is remote.

7. Leases

Substantially all of our leases are for facilities and vehicles. The initial term for facilities is typically 5 years to 10 years, with renewal options at 5 year intervals, with the exercise of lease renewal options at our sole discretion. Our vehicle and equipment leases are typically 3 years to 5 years. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Operating lease liabilities consist of the following:

(in thousands)	April 24, 2021	January 2, 2021
Total operating lease liabilities	$2,460,951	$2,477,087
Less: Current portion of operating lease liabilities	(425,166)	(462,588)
Noncurrent operating lease liabilities	$2,035,785	$2,014,499

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

Total lease cost is included in Cost of sales and Selling, general and administrative expenses (“SG&A”) in the accompanying condensed consolidated statements of operations and is recorded net of immaterial sublease income. Total lease cost is comprised of the following:

	Sixteen Weeks Ended
(in thousands)	April 24, 2021	April 18, 2020
Operating lease cost	$161,984	$161,805
Variable lease cost	43,525	43,537
Total lease cost	$205,509	$205,342

The future maturity of lease liabilities are as follows:

(in thousands)	April 24, 2021
Remainder of 2021	$367,689
2022	474,071
2023	436,532
2024	361,383
2025	315,001
Thereafter	852,365
Total lease payments	2,807,041
Less: Imputed interest	(346,090)
Total operating lease liabilities	$2,460,951

As of April 24, 2021, our operating lease payments include $95.2 million related to options to extend lease terms that are reasonably certain of being exercised and exclude $79.3 million of legally binding minimum lease payments for leases signed, but not yet commenced.

The weighted-average remaining lease term and weighted-average discount rate for our operating leases are 7.0 years and 3.4% as of April 24, 2021. We calculated the weighted-average discount rates using incremental borrowing rates, which equal the rates of interest that we would pay to borrow funds on a fully collateralized basis over a similar term.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Other information relating to our lease liabilities is as follows:

	Sixteen Weeks Ended
(in thousands)	April 24, 2021	April 18, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$185,083	$167,273
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$118,448	$85,491

8.    Warranty Liabilities

The following table presents changes in our warranty reserves:

	Sixteen Weeks Ended	Fifty-Three Weeks Ended
(in thousands)	April 24, 2021	January 2, 2021
Warranty reserve, beginning of period	$14,120	$36,820
Additions to warranty reserves	2,724	14,907
Reduction and utilization of reserve	(9,525)	(37,607)
Warranty reserve, end of period	$7,319	$14,120

9.    Share Repurchase Program

On April 19, 2021, our Board of Directors authorized an additional $1.0 billion to our current share repurchase program. This authorization was incremental to the $700.0 million that was authorized previously by our Board of Directors in November 2019. Our share repurchase program permits the repurchase of our common stock on the open market and in privately negotiated transactions from time to time.

During the sixteen weeks ended April 24, 2021, we repurchased 1.1 million shares of our common stock at an aggregate cost of $170.4 million, or an average price of $157.84 per share, in connection with our share repurchase program. During the sixteen weeks ended April 18, 2020, we purchased 0.2 million shares of our common stock under the share repurchase program at an aggregate cost of $29.0 million, or an average price of $128.36 per share. We had $1.3 billion remaining under our share repurchase program as of April 24, 2021.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

10.    Earnings per Share

The computations of basic and diluted earnings per share are as follows:

	Sixteen Weeks Ended
(in thousands, except per share data)	April 24, 2021	April 18, 2020
Numerator
Net income applicable to common shares	$185,930	$43,588
Denominator
Basic weighted average common shares	65,688	69,181
Dilutive impact of share-based awards	414	211
Diluted weighted average common shares (1)	66,102	69,392

Basic earnings per common share	$2.83	$0.63
Diluted earnings per common share	$2.81	$0.63

(1)For the sixteen weeks ended April 24, 2021 and April 18, 2020, 43 thousand and 271 thousand restricted stock units (“RSUs”) were excluded from the diluted calculation as their inclusion would have been anti-dilutive.

11.    Share-Based Compensation

During the sixteen weeks ended April 24, 2021, we granted 174 thousand time-based RSUs, 63 thousand market-based RSUs and 124 thousand stock options. The general terms of the time-based and market-based RSUs are similar to awards previously granted by us. We grant options to purchase common stock to certain employees under our 2014 Long-Term Incentive Plan. The options are granted at an exercise price equal to the closing market price of the Advance's common stock on the date of the grant, expire after 10 years and vest one-third annually over three years. We record compensation expense for the grant date fair value of the option awards evenly over the vesting period.

The weighted average fair values of time-based and market-based RSUs granted during the sixteen weeks ended April 24, 2021 were $175.45 and $204.97 per share. For time-based RSUs, the fair value of each award was determined based on the market price of our stock on the date of grant adjusted for expected dividends during the vesting period, as applicable. The fair value of each market-based RSU was determined using a Monte Carlo simulation model.

The weighted average fair values of stock options granted during the sixteen weeks ended April 24, 2021 was $47.19. The fair value was estimated on the date of grant by applying the Black-Scholes option-pricing valuation model. The following table presents the weighted average assumptions used in determining the fair value of options granted:

Sixteen Weeks Ended
April 24, 2021
Risk free interest rate (1)	1.02%
Expected life (2)	6 years
Expected volatility (3)	35.78%
Expected dividend yield (4)	2.48%
(1) The risk-free interest rate is based on the yield in effect at grant for zero-coupon U.S. Treasury notes with maturities equivalent to the expected term of the stock options.
(2) The expected term represents the period of time options granted are expected to be outstanding. As we do not have sufficient historical data, we utilized the simplified method provided by the SEC to calculate the expected term as the average of the contractual term and vesting period.
(3) Expected volatility is the measure of the amount by which the stock price has fluctuated or is expected to fluctuate. We utilized historical trends and the implied volatility of our publicly traded financial instruments in developing the volatility estimate for our stock options.
(4) The expected dividend yield is calculated based on our expected quarterly dividend and the 3 month average stock price as of the grant date.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Total income tax benefit related to share-based compensation expense for the sixteen weeks ended April 24, 2021 was $3.9 million. As of April 24, 2021, there was $94.5 million of unrecognized compensation expense related to all share-based awards that is expected to be recognized over a weighted average period of 1.8 years.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended January 2, 2021 (filed with the SEC on February 22, 2021), which we refer to as our 2020 Form 10-K, and our condensed consolidated financial statements and the notes to those statements that appear elsewhere in this report.

Impact of COVID-19 on Our Business

During the COVID-19 pandemic we are prioritizing protecting the health and safety of our Team Members and customers; working to drive financial performance by preserving our cash position, scrutinizing planned spending and prioritizing various initiatives; and working to help ensure that our team will emerge even stronger following the completion of the pandemic. We have continued to take additional measures to help ensure the health and safety of our Team Members and customers, including the continuation of certain labor-related benefits for Team Members, social distancing practices, sanitation practices, the use of health check screenings and offering contactless delivery.

Government imposed restrictions and stay at home orders related to the pandemic occurred during our first quarter of 2020. These contributed to negative impacts to demand, primarily during the last six weeks of the sixteen weeks ended April 18, 2020. However, as the remainder of 2020 progressed, we experienced a significant improvement in demand, particularly in our DIY omnichannel business. This has continued in the first quarter of 2021, driven by external factors such as a second round of government stimulus, consumers’ increased use of personal vehicles and other factors that may have contributed to an increase in DIY automotive projects. In addition, we believe the execution of prioritized internal initiatives, including our new marketing campaign and providing a variety of shopping choices for customers with our Advance Same Day® options, as well as improved store execution, all contributed to the improvement in demand. We have also continued to make progress on the development of our key supply chain initiatives, including cross-banner replenishment and our single warehouse management system.

Despite the increase in Net sales during the sixteen weeks ended April 24, 2021, the COVID-19 pandemic remains an evolving situation. We continue to actively monitor developments that may cause us to take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our Team Members, customers, suppliers and stockholders.

Management Overview

Net sales increased 23.4% in the first quarter of 2021 as compared to the same period in the prior year, primarily driven by an increase in comparable store sales resulting from growth in our DIY omnichannel and Professional business. We experienced over 20% comparable store sales growth across every region, with the Midwest, Northeast and Southwest regions having the strongest growth. While all product categories showed solid performance, batteries were again one of the strongest.

We generated Diluted earnings per share (“Diluted EPS”) of $2.81 during our first quarter of 2021 compared to $0.63 for the comparable period of 2020. When adjusted for the non-operational items included in the table below, our Adjusted diluted earnings per share (“Adjusted EPS”) for the sixteen weeks ended April 24, 2021 and April 18, 2020 were $3.34 and $1.00.

	Sixteen Weeks Ended
	April 24, 2021	April 18, 2020
Transformation expenses	$0.40	$0.19
General Parts International, Inc. (“GPI”) amortization of acquired intangible assets	0.10	0.09
LIFO impacts	0.03	0.09

Refer to “Reconciliation of Non-GAAP Financial Measures” for further details of our comparable adjustments and the usefulness of such measures to investors.

Summary of First Quarter Financial Results

A high-level summary of our financial results for the first quarter of 2021 includes:

•Net sales during the first quarter of 2021 were $3.3 billion, an increase of 23.4% as compared to the first quarter of 2020, primarily driven by an increase in comparable store sales of 24.7%, led by growth in both our DIY omnichannel and Professional business.
•Gross profit margin for the first quarter of 2021 was 44.6% of Net sales, an increase of 112 basis points as compared to the first quarter of 2020. This increase was primarily driven by an increase in net sales, as well as due to improvements in material costs, supply chain leverage, channel mix and favorable pricing actions. These improvements were slightly offset by unfavorable product mix and headwinds associated with shrink and defectives.
•SG&A expenses for the first quarter of 2021 were 37.0% of Net sales, a favorable impact of 354 basis points as compared to the first quarter of 2020. This favorable impact was driven by fixed cost leverage, primarily related to payroll, as well as lower insurance and claims related expenses attributable to our continued focus on safety. The savings were partially offset by an increase in field bonus, marketing investments and an increase in third-party and service contracts related to our information technology transformational plans.

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
•Ongoing enhancement of Advance Same Day® Curbside Pick Up, Advance Same Day Home Delivery and our mobile application and e-commerce performance.
•Actively pursuing new store openings in 2021, including through lease acquisition opportunities as available and appropriate, in existing markets and new markets, as well as expansion of our independent Carquest network.

Industry Update

Operating within the automotive aftermarket industry, we are influenced by a number of general macroeconomic factors, many of which are similar to those affecting the overall retail industry. Refer to our 2020 Form 10-K, as updated by our subsequent filings with the SEC, and the “Impact of COVID-19 on Our Business” section included within this Form 10-Q for further discussion of these factors.

Stores and Branches

Key factors in selecting sites and market locations in which we operate include population, demographics, traffic count, vehicle profile, number and strength of competitors’ stores and the cost of real estate. During the sixteen weeks ended April 24, 2021, 9 stores and branches were opened and 14 were closed or consolidated, resulting in a total of 4,971 stores and branches as of April 24, 2021, compared to a total of 4,976 stores and branches as of January 2, 2021.

Results of Operations

	Sixteen Weeks Ended				$ Increase/(Decrease)	Basis Points
($ in millions)	April 24, 2021		April 18, 2020
Net sales	$3,330.4	100.0%	$2,697.9	100.0%	$632.5	—
Cost of sales	1,845.4	55.4	1,525.1	56.5	320.3	(112)
Gross profit	1,484.9	44.6	1,172.7	43.5	312.2	112
SG&A	1,232.8	37.0	1,094.3	40.6	138.5	(354)
Operating income	252.1	7.6	78.4	2.9	173.7	466
Interest expense	(11.2)	(0.3)	(12.2)	(0.5)	1.0	12
Other income (expense), net	4.8	0.1	(6.0)	(0.2)	10.8	37
Provision for income taxes	59.8	1.8	16.6	0.6	43.2	118
Net income	$185.9	5.6%	$43.6	1.6%	$142.3	397
Note: Table amounts may not foot due to rounding.

Net Sales

Net sales for the sixteen weeks ended April 24, 2021 increased 23.4% as compared to the same period of 2020, primarily driven by an increase in comparable store sales resulting from growth in both our DIY omnichannel and Professional business. We experienced over 20% comparable store sales growth across every region, with the Midwest, Northeast and Southwest regions having the strongest growth. While all product categories showed solid performance, batteries were again one of the strongest.

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

Gross Profit

Gross profit for the sixteen weeks ended April 24, 2021 was $1.5 billion, or 44.6%, of Net sales, as compared to $1.2 billion, or 43.5%, of Net sales for the sixteen weeks ended April 18, 2020. This increase in Gross profit as a percentage of Net sales was primarily driven by an increase in net sales, as well as due to improvements in material costs, supply chain leverage, channel mix and favorable pricing actions. These improvements were slightly offset by unfavorable product mix and headwinds associated with shrink and defectives.

As a result of changes in our LIFO reserve, an expense of $3.1 million and $8.8 million was included in the sixteen weeks ended April 24, 2021 and April 18, 2020.

Selling, general and administrative expenses

SG&A expenses for the sixteen weeks ended April 24, 2021 were $1.2 billion, or 37.0% of Net sales, as compared to $1.1 billion, or 40.6% of Net sales, for the sixteen weeks ended April 18, 2020. This decrease in SG&A expenses as a percentage of Net sales was driven by fixed cost leverage, primarily related to payroll, as well as lower insurance and claims related expenses attributable to our continued focus on safety. The savings were partially offset by an increase in field bonus, marketing investments and an increase in third-party and service contracts related to our information technology transformational plans.

Provision for income taxes

Our Provision for income taxes for the sixteen weeks ended April 24, 2021 was $59.8 million, as compared to $16.6 million for the sixteen weeks ended April 18, 2020. Our effective tax rate was 24.3% and 27.6% for the sixteen weeks ended April 24, 2021 and April 18, 2020.

Reconciliation of Non-GAAP Financial Measures

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes certain financial measures not derived in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Non-GAAP financial measures, including Adjusted net income and Adjusted EPS, should not be used as a substitute for GAAP financial measures, or considered in isolation, for the purpose of analyzing our operating performance, financial position or cash flows. We have presented these non-GAAP financial measures as we believe that the presentation of our financial results that exclude (1) LIFO impacts; (2) transformation expenses under our strategic business plan; (3) non-cash amortization related to the acquired GPI intangible assets; and (4) other non-recurring adjustments are useful and indicative of our base operations because the expenses vary from period to period in terms of size, nature and significance and/or relate to store closure and consolidation activity in excess of historical levels. These measures assist in comparing our current operating results with past periods and with the operational performance of other companies in our industry. The disclosure of these measures allows investors to evaluate our performance using the same measures management uses in developing internal budgets and forecasts and in evaluating management’s compensation. Included below is a description of the expenses we have determined are not normal, recurring cash operating expenses necessary to operate our business and the rationale for why providing these measures is useful to investors as a supplement to the GAAP measures.

LIFO impacts — Beginning the first quarter of 2021, to assist in comparing our current operating results with the operational performance of other companies in our industry, the impact of LIFO on our results of operations is a reconciling item to arrive at non-GAAP financial measures.

Transformation expenses — Costs incurred in connection with our business plan that focuses on specific transformative activities that relate to the integration and streamlining of our operating structure across the enterprise, that we do not view to be normal cash operating expenses. These expenses include, but not be limited to the following:

•Restructuring costs - Costs primarily relating to the early termination of lease obligations, asset impairment charges, other facility closure costs and Team Member severance in connection with our voluntary retirement program and continued optimization of our organization.
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

GPI amortization of acquired intangible assets — As part of our acquisition of GPI, we obtained various intangible assets, including customer relationships, non-compete contracts and favorable lease agreements, which we expect to be subject to amortization through 2025.

We have included a reconciliation of this information to the most comparable GAAP measures in the following table:

	Sixteen Weeks Ended
(in thousands, except per share data)	April 24, 2021	April 18, 2020
Net income (GAAP)	$185,930	$43,588
Cost of sales adjustments:
Transformation expenses:
LIFO impacts (1)	3,147	8,837
Other significant costs	2,303	1,253
SG&A adjustments:
GPI amortization of acquired intangible assets	8,547	8,443
Transformation expenses:
Restructuring costs	20,742	4,064
Third-party professional services	8,034	2,983
Other significant costs	3,883	9,160
Other income adjustment	(36)	—
Provision for income taxes on adjustments (2)	(11,655)	(8,685)
Adjusted net income (Non-GAAP)	$220,895	$69,643

Diluted earnings per share (GAAP)	$2.81	$0.63
Adjustments, net of tax	0.53	0.37
Adjusted EPS (Non-GAAP)	$3.34	$1.00

(1)The sixteen weeks ended April 18, 2020 non-GAAP expenses have been adjusted for the $8.8 million LIFO reserve to be comparable with our 2021 presentation.
(2)The income tax impact of non-GAAP adjustments is calculated using the estimated tax rate in effect for the respective non-GAAP adjustments.

Liquidity and Capital Resources

Overview

Our primary cash requirements necessary to maintain our current operations include payroll and benefits, inventory purchases, contractual obligations, capital expenditures, payment of income taxes, funding of initiatives under our strategic business plan and other operational priorities. Historically, we have used available funds to repay borrowings under our credit facility, to periodically repurchase shares of our common stock under our stock repurchase program, to pay our quarterly cash dividends and for acquisitions; however, given uncertainties related to the COVID-19 pandemic, our future uses of cash may differ if our relative priorities, including the weight we place on the preservation of cash and liquidity, change. Typically, we have funded our cash requirements primarily through cash generated from operations, supplemented by borrowings under our credit facilities and notes offerings as needed. We believe funds generated from our expected results of operations, available cash and cash equivalents, and available borrowings under our credit facility will be sufficient to fund our obligations for the next year.

Share Repurchase Program

On April 19, 2021, our Board of Directors authorized an additional $1.0 billion to our current share repurchase program. This authorization was incremental to the $700.0 million that was authorized previously by our Board of Directors in November 2019.

During the sixteen weeks ended April 24, 2021, we repurchased 1.1 million shares of our common stock at an aggregate cost of $170.4 million, or an average price of $157.84 per share, in connection with our share repurchase program. During the sixteen weeks ended April 18, 2020, we repurchased 0.2 million shares of our common stock under the share repurchase program at an aggregate cost of $29.0 million, or an average price of $128.36 per share. We had $1.3 billion remaining under our share repurchase program as of April 24, 2021.

Analysis of Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities:

	Sixteen Weeks Ended
(in thousands)	April 24, 2021	April 18, 2020
Cash flows provided by operating activities	$329,932	$10,908
Cash flows used in investing activities	(70,294)	(83,132)
Cash flows (used in) provided by financing activities	(216,689)	936,858
Effect of exchange rate changes on cash	2,292	(3,461)
Net increase in Cash and cash equivalents	$45,241	$861,173

Operating Activities

For the sixteen weeks ended April 24, 2021, net cash provided by operating activities increased by $319.0 million to $329.9 million compared to the same period of the prior year. The net increase in cash flows provided by operating activities compared to the prior year was primarily driven by the increased cash generated from operations and improvements in working capital. In the current year, working capital included an increase in cash provided by Accounts payable and Inventories, partially offset by a decrease in cash provided by Accrued expenses and Receivables, net.

Investing Activities

For the sixteen weeks ended April 24, 2021, net cash used in investing activities decreased by $12.8 million to $70.3 million compared to the same period of the prior year. Cash used in investing activities for the sixteen weeks ended April 24, 2021 consisted primarily of purchases of property and equipment, which was $12.1 million lower than the comparable period of 2020. Investments in 2021 included supply chain and e-commerce, as well as information technology as we remain focused on the complete back office integration throughout the enterprise.

Financing Activities

For the sixteen weeks ended April 24, 2021, net cash used in financing activities was $216.7 million, a decrease of $1.2 billion as compared to the same period of the prior year. The net cash used in financing activities during the sixteen weeks ended April 24, 2021 was primarily the result of the repurchase of $170.4 million of common stock under our share repurchase program and dividends paid of $33.1 million. The decrease compared to the first quarter of 2020 was primarily due to the issuance of $500.0 million aggregate principal amount of senior unsecured notes and borrowing $500.0 million under the Credit Agreement during the sixteen weeks ended April 18, 2020.

Our Board of Directors has declared a quarterly cash dividend since 2006. Any payments of dividends in the future will be at the discretion of our Board of Directors and will depend upon our results of operations, cash flows, capital requirements and other factors deemed relevant by our Board of Directors. On April 19, 2021, our Board of Directors declared a regular cash dividend of $1.00 per share to be paid on July 2, 2021 to all common stockholders of record as of June 18, 2021.

Long-Term Debt

As of April 24, 2021, we had a credit rating from Standard & Poor’s of BBB- and from Moody’s Investor Service of Baa2. The current outlooks by Standard & Poor’s and Moody’s are both stable. The current pricing grid used to determine our borrowing rate under the Credit Agreement is based on our credit ratings. If these credit ratings decline, our interest rate on outstanding balances may increase and our access to additional financing on favorable terms may be limited. In addition, declines could reduce the attractiveness of certain vendor payment programs whereby third-party institutions finance arrangements to our vendors based on our credit rating, which could result in increased working capital requirements. Conversely, if these credit ratings improve, our interest rate may decrease.

For additional information on transactions entered into relating to Long-term debt during the sixteen weeks ended April 24, 2021, refer to Note 6, Long-term Debt and Fair Value of Financial Instruments of the Notes to the Condensed Consolidated Financial Statements included herein.

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

During the sixteen weeks ended April 24, 2021, there were no changes to the critical accounting policies discussed in our 2020 Form 10-K. For a complete discussion of our critical accounting policies, refer to the 2020 Form 10-K.

Supplemental Guarantor Financial Information

The following is a description of the terms and conditions of the guarantees with respect to all senior unsecured notes for which Advance Auto Parts, Inc. (“Issuer”) is an issuer or provides full and unconditional guarantee.

Certain 100% wholly owned domestic subsidiaries of the Issuer, including our Material Subsidiaries (as defined in the Credit Agreement) serve as guarantors (“Guarantor Subsidiaries”) of our senior unsecured notes. The subsidiary guarantees related to our senior unsecured notes are full and unconditional and joint and several, and there are no restrictions on the ability of the Issuer to obtain funds from its Guarantor Subsidiaries. Certain of our wholly owned subsidiaries, including all of our foreign subsidiaries and captive insurance subsidiary, do not serve as guarantors of our senior unsecured notes (“Non-Guarantor Subsidiaries”).

The following tables present summarized financial information for the Issuer and Guarantor Subsidiaries on a combined basis after elimination of (i) intercompany transactions and balances among the Issuer and the Guarantor Subsidiaries and (ii) equity in earnings from and investments in any subsidiaries that are a Non-Guarantor Subsidiary.

Summarized Financial Information

Balance Sheets
	Issuer and Guarantor Subsidiaries
(in millions)	April 24, 2021	January 2, 2021
Assets
Current assets (1)	$5,820.2	$5,796.3
Non-current assets (2)	5,375.7	5,395.4

Liabilities
Current liabilities	$4,462.6	$4,539.1
Intercompany payables, net due to Non-Guarantor Subsidiaries	298.3	290.7
Other non-current liabilities	3,437.2	3,401.7
(1)Current assets includes $4,250.4 million and $4,318.6 million of Inventories as of April 24, 2021 and January 2, 2021.
(2)Non-current assets includes $1,577.3 million and $1,585.9 million of Goodwill and Intangible assets, net as of April 24, 2021 and January 2, 2021.

Statements of Operations
	Issuer and Guarantor Subsidiaries
	Sixteen Weeks Ended	Fifty-Three Weeks Ended
(in millions)	April 24, 2021	January 2, 2021
Net sales	$3,217.1	$9,735.8
Gross profit	1,434.6	4,335.1
Operating income	298.5	687.8
Income before provision for income taxes	290.0	598.0
Net income	221.5	453.4

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in our exposure to market risk since January 2, 2021. Refer to Item 7A. Quantitative and Qualitative Disclosures about Market Risk in our 2020 Form 10-K.

ITEM 4.CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), are our controls and other procedures that are designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Internal controls over financial reporting, no matter how well designed, have inherent limitations, including the possibility of human error and the override of controls. Therefore, even those systems determined to be effective can provide only “reasonable assurance” with respect to the reliability of financial reporting and financial statement preparation and presentation. Further, because of changes in conditions, the effectiveness of our internal controls may vary over time.

Our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of April 24, 2021. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our quarter ended April 24, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

On February 6, 2018, a putative class action on behalf of purchasers of our securities who purchased or otherwise acquired their securities between November 14, 2016 and August 15, 2017, inclusive (the “Class Period”), was commenced against us and certain of our current and former officers in the U.S. District Court for the District of Delaware. The plaintiff alleges that the defendants failed to disclose material adverse facts about our financial well-being, business relationships, and prospects during the alleged Class Period in violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. On February 7, 2020 the court granted in part and denied in part our motion to dismiss. The surviving claims are subject to discovery. On November 6, 2020 the court granted plaintiff’s motion for class certification. We strongly dispute the allegations of the complaint and will continue to defend the case vigorously. On March 15, 2021, we moved for reconsideration of the order denying in part our motion to dismiss. This motion is pending before the court. On February 17, 2021, a derivative complaint filed on April 29, 2020 in the U.S. District Court for the District of Delaware was dismissed with prejudice. A second derivative claim filed on August 13, 2020 in the Delaware Court of Chancery was voluntarily dismissed on March 30, 2021.

ITEM 1A. RISK FACTORS

Please refer to “Item 1A. Risk Factors.” found in our 2020 Form 10-K filed for the year ended January 2, 2021 for risks that, if they were to occur, could materially adversely affect our business, financial condition, results of operations, cash flows and future prospects, which could in turn materially affect the price of our common stock.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth the information with respect to repurchases of our common stock for the quarter ended April 24, 2021:

	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2) (in thousands)
January 3, 2021 to January 30, 2021	365,720	$158.40	365,685	$1,374,309
January 31, 2021 to February 27, 2021	602,737	156.14	596,642	$1,281,184
February 28, 2021 to March 27, 2021	190,324	165.16	117,073	$1,261,864
March 28, 2021 to April 24, 2021	932	184.38	—	$1,261,864
Total	1,159,713	$158.36	1,079,400	$1,261,864

(1)The aggregate cost of repurchasing shares in connection with the net settlement of shares issued as a result of the vesting of restricted stock units was $13.3 million, or an average price of $165.32 per share, during the sixteen weeks ended April 24, 2021.
(2)On April 19, 2021, our Board of Directors authorized a $1.0 billion share repurchase program. This new authorization was in addition to the $700.0 million share repurchase program that was authorized by our Board of Directors in November 2019.

ITEM 6.EXHIBITS

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of Advance Auto Parts, Inc., effective May 24, 2017.	10-Q	3.1	8/14/2018
3.2	Amended and Restated Bylaws of Advance Auto Parts, Inc., effective August 12, 2020.	10-Q	3.2	8/18/2020
4.1	Indenture, dated as of April 29, 2010, among Advance Auto Parts, Inc., each of the Guarantors from time to time party thereto and Wells Fargo Bank, National Association, as Trustee.	8-K	4.1	4/29/2010
4.2	Second Supplemental Indenture, dated as of May 27, 2011, among Advance Auto Parts, Inc., each of the Guarantors from time to time party thereto and Wells Fargo Bank, National Association, as Trustee.	8-K	10.45	6/03/2011
4.3	Fourth Supplemental Indenture, dated as of December 21, 2012, among Advance Auto Parts, Inc. each of the Guarantors from time to time party thereto and Wells Fargo Bank, National Association, as Trustee.	8-K	4.5	12/21/2012
4.4	Fifth Supplemental Indenture, dated as of April 19, 2013, among Advance Auto Parts, Inc. each of the Guarantors from time to time party thereto and Wells Fargo Bank, National Association, as Trustee.	8-K	4.6	4/19/2013
4.5	Seventh Supplemental Indenture, dated as of February 28, 2014, among Advance Auto Parts, Inc. each of the Guarantors from time to time party thereto and Wells Fargo Bank, National Association, as Trustee.	10-Q	4.11	5/28/2014
4.6	Eighth Supplemental Indenture, dated as of September 29, 2020, among Advance Auto Parts, Inc. each of the Guarantors from time to time party thereto and Wells Fargo Bank, National Association, as Trustee.	8-K	4.6	9/30/2020
10.1*	Form of 2021 Advance Auto Parts, Inc. Time-Based Restricted Stock Unit Award Agreement
10.2*	Form of 2021 Advance Auto Parts, Inc. Performance Based Restricted Stock Unit Award Agreement
10.3*	Form of 2021 Advance Auto Parts, Inc. Nonqualified Stock Option Award Agreement
22.1*	List of the Issuer and its Guarantor Subsidiaries.
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104.1 *	Cover Page Interactive Data file (Embedded within Inline XBRL Documents and Included in Exhibit 101.)
* Filed herewith
** Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCE AUTO PARTS, INC.

Date: June 2, 2021	/s/ Jeffrey W. Shepherd
Jeff W. Shepherd Executive Vice President, Chief Financial Officer