Form 10-Q
period 2021-07-17
ADVANCE AUTO PARTS INC
filed 2021-08-24
CIK 1158449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q
________________________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 17, 2021

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

As of August 20, 2021, the number of shares of the registrant’s common stock outstanding was 63,000,741 shares.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements herein are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are usually identifiable by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “likely,” “may,” “plan,” “position,” “possible,” “potential,” “probable,” “project,” “should,” “strategy,” “will,” or similar language. All statements other than statements of historical fact are forward-looking statements, including, but not limited to, statements about our strategic initiatives, operational plans and objectives, and future business and financial performance, as well as statements regarding underlying assumptions related thereto. Forward-looking statements reflect our views based on historical results, current information and assumptions related to future developments. Except as may be required by law, we undertake no obligation to update any forward-looking statements made herein. Forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those projected or implied by the forward-looking statements. They include, among others, factors related to the timing and implementation of strategic initiatives, the highly competitive nature of our industry, demand for our products and services, complexities in our inventory and supply chain, challenges with transforming and growing our business and factors related to the current global pandemic. Please refer to “Item 1A. Risk Factors.” of our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”), as updated by our subsequent filings with the SEC, for a description of these and other risks and uncertainties that could cause actual results to differ materially from those projected or implied by the forward-looking statements.

PART I.  FINANCIAL INFORMATION

ITEM 1.CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except per share data) (Unaudited)

	July 17, 2021	January 2, 2021
Assets
Current assets:
Cash and cash equivalents	$809,287	$834,992
Receivables, net	803,880	749,999
Inventories	4,428,115	4,538,199
Other current assets	180,589	146,811
Total current assets	6,221,871	6,270,001
Property and equipment, net of accumulated depreciation of $2,301,277 and $2,189,165	1,472,467	1,462,602
Operating lease right-of-use assets	2,441,652	2,379,987
Goodwill	994,140	993,590
Intangible assets, net	665,193	681,127
Other assets	43,402	52,329
	$11,838,725	$11,839,636
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,807,293	$3,640,639
Accrued expenses	608,846	606,804
Other current liabilities	483,206	496,472
Total current liabilities	4,899,345	4,743,915
Long-term debt	1,033,686	1,032,984
Non-current operating lease liabilities	2,091,171	2,014,499
Deferred income taxes	365,978	342,445
Other long-term liabilities	146,980	146,281
Commitments and contingencies
Stockholders’ equity:
Preferred stock, nonvoting, $0.0001 par value	—	—
Common stock, voting, $0.0001 par value	8	8
Additional paid-in capital	818,126	783,709
Treasury stock, at cost	(1,973,371)	(1,394,080)
Accumulated other comprehensive loss	(23,283)	(26,759)
Retained earnings	4,480,085	4,196,634
Total stockholders’ equity	3,301,565	3,559,512
	$11,838,725	$11,839,636

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands, except per share data) (Unaudited)

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	July 17, 2021	July 11, 2020	July 17, 2021	July 11, 2020
Net sales	$2,649,415	$2,501,380	$5,979,785	$5,199,262
Cost of sales, including purchasing and warehousing costs	1,460,164	1,404,666	3,305,608	2,929,815
Gross profit	1,189,251	1,096,714	2,674,177	2,269,447
Selling, general and administrative expenses	944,323	833,869	2,177,120	1,928,177
Operating income	244,928	262,845	497,057	341,270
Other, net:
Interest expense	(8,306)	(13,422)	(19,497)	(25,665)
Other income (expense), net	1,143	3,117	5,979	(2,872)
Total other, net	(7,163)	(10,305)	(13,518)	(28,537)
Income before provision for income taxes	237,765	252,540	483,539	312,733
Provision for income taxes	59,069	62,580	118,913	79,185
Net income	$178,696	$189,960	$364,626	$233,548

Basic earnings per common share	$2.76	$2.75	$5.59	$3.38
Weighted-average common shares outstanding	64,745	69,118	65,284	69,154
Diluted earnings per common share	$2.74	$2.74	$5.55	$3.37
Weighted-average common shares outstanding	65,210	69,294	65,720	69,350

Condensed Consolidated Statements of Comprehensive Income
(In thousands) (Unaudited)

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	July 17, 2021	July 11, 2020	July 17, 2021	July 11, 2020
Net income	$178,696	$189,960	$364,626	$233,548
Other comprehensive (loss) income:
Changes in net unrecognized other postretirement costs, net of tax of $25, $26, $44 and $3	(70)	(73)	(124)	(7)
Currency translation adjustments	(1,747)	7,669	3,600	(9,363)
Total other comprehensive (loss) income	(1,817)	7,596	3,476	(9,370)
Comprehensive income	$176,879	$197,556	$368,102	$224,178

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries Condensed Consolidated Statements of Changes in Stockholders’ Equity (In thousands, except per share data) (Unaudited)

	Twelve Weeks Ended July 17, 2021
	Common Stock		Additional Paid-in Capital	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance, April 24, 2021	65,439	$8	$799,934	$(1,577,727)	$(21,466)	$4,300,818	$3,501,567
Net income	—	—	—	—	—	178,696	178,696
Total other comprehensive loss	—	—	—	—	(1,817)	—	(1,817)
Restricted stock units and deferred stock units vested	21	—	—	—	—	—	—
Share-based compensation	—	—	17,331	—	—	—	17,331
Stock issued under employee stock purchase plan	6	—	869	—	—	—	869
Repurchases of common stock	(2,004)	—	—	(395,644)	—	—	(395,644)
Cash dividends declared	—	—	—	—	—	571	571
Other	37	—	(8)	—	—	—	(8)
Balance, July 17, 2021	63,499	$8	$818,126	$(1,973,371)	$(23,283)	$4,480,085	$3,301,565

	Twelve Weeks Ended July 11, 2020
	Common Stock		Additional Paid-in Capital	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance, April 18, 2020	69,101	$8	$749,723	$(960,150)	$(51,535)	$3,798,983	$3,537,029
Net income	—	—	—	—	—	189,960	189,960
Total other comprehensive income	—	—	—	—	7,596	—	7,596
Restricted stock units and deferred stock units vested	42	—	—	—	—	—	—
Share-based compensation	—	—	10,029	—	—	—	10,029
Stock issued under employee stock purchase plan	6	—	783	—	—	—	783
Repurchases of common stock	(10)	—	—	(1,442)	—	—	(1,442)
Cash dividends declared ($0.25 per common share)	—	—	—	—	—	(17,436)	(17,436)
Balance, July 11, 2020	69,139	$8	$760,535	$(961,592)	$(43,939)	$3,971,507	$3,726,519

Advance Auto Parts, Inc. and Subsidiaries Condensed Consolidated Statements of Changes in Stockholders’ Equity (In thousands, except per share data) (Unaudited)

	Twenty-Eight Weeks Ended July 17, 2021
	Common Stock		Additional Paid-in Capital	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance, January 2, 2021	66,361	$8	$783,709	$(1,394,080)	$(26,759)	$4,196,634	$3,559,512
Net income	—	—	—	—	—	364,626	364,626
Total other comprehensive income	—	—	—	—	3,476	—	3,476
Restricted stock units and deferred stock units vested	248	—	—	—	—	—	—
Share-based compensation	—	—	33,591	—	—	—	33,591
Stock issued under employee stock purchase plan	19	—	869	—	—	—	869
Repurchases of common stock	(3,166)	—	—	(579,291)	—	—	(579,291)
Cash dividends declared ($1.25 per common share)	—	—	—	—	—	(81,175)	(81,175)
Other	37	—	(43)	—	—	—	(43)
Balance, July 17, 2021	63,499	$8	$818,126	$(1,973,371)	$(23,283)	$4,480,085	$3,301,565

	Twenty-Eight Weeks Ended July 11, 2020
	Common Stock		Additional Paid-in Capital	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance, December 28, 2019	69,232	$8	$735,183	$(924,389)	$(34,569)	$3,772,848	$3,549,081
Net income	—	—	—	—	—	233,548	233,548
Total other comprehensive loss	—	—	—	—	(9,370)	—	(9,370)
Restricted stock units and deferred stock units vested	179	—	—	—	—	—	—
Share-based compensation	—	—	23,838	—	—	—	23,838
Stock issued under employee stock purchase plan	15	—	1,518	—	—	—	1,518
Repurchases of common stock	(287)	—	—	(37,203)	—	—	(37,203)
Cash dividends declared ($0.50 per common share)	—	—	—	—	—	(34,889)	(34,889)
Other	—	—	(4)	—	—	—	(4)
Balance, July 11, 2020	69,139	$8	$760,535	$(961,592)	$(43,939)	$3,971,507	$3,726,519

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands) (Unaudited)

	Twenty-Eight Weeks Ended
	July 17, 2021	July 11, 2020
Cash flows from operating activities:
Net income	$364,626	$233,548
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	135,311	135,221
Share-based compensation	33,591	23,838
Loss and impairment of long-lived assets	5,887	1,801
Provision for deferred income taxes	23,425	4,581
Other, net	970	940
Net change in:
Receivables, net	(53,301)	(55,055)
Inventories	111,952	67,894
Accounts payable	165,666	(108,860)
Accrued expenses	17,041	145,228
Other assets and liabilities, net	(29,009)	(926)
Net cash provided by operating activities	776,159	448,210
Cash flows from investing activities:
Purchases of property and equipment	(129,573)	(140,105)
Purchase of an indefinite-lived intangible asset	—	(230)
Proceeds from sales of property and equipment	1,857	305
Net cash used in investing activities	(127,716)	(140,030)
Cash flows from financing activities:
Proceeds from borrowing on revolving credit facility	—	500,000
Payment on revolving credit facility	—	(500,000)
Proceeds from issuances of senior unsecured notes, net	—	498,240
Dividends paid	(97,971)	(39,017)
Proceeds from the issuance of common stock	869	1,518
Repurchases of common stock	(579,291)	(37,203)
Other, net	(48)	(5,815)
Net cash (used in) provided by financing activities	(676,441)	417,723
Effect of exchange rate changes on cash	2,293	(3,066)
Net (decrease) increase in cash and cash equivalents	(25,705)	722,837
Cash and cash equivalents, beginning of period	834,992	418,665
Cash and cash equivalents, end of period	$809,287	$1,141,502

Non-cash transactions:
Accrued purchases of property and equipment	$6,391	$9,594

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

As of July 17, 2021, we operated a total of 4,748 stores and 215 branches primarily within the United States, with additional locations in Canada, Puerto Rico and the U.S. Virgin Islands. In addition, as of July 17, 2021, we served 1,306 independently owned Carquest branded stores across the same geographic locations served by our stores and branches in addition to Mexico and various Caribbean islands. Our stores operate primarily under the trade names “Advance Auto Parts,” “Carquest” and “Autopart International,” and our branches operate under the “Worldpac” trade name.

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

2.    Significant Accounting Policies

Revenues

The following table summarizes disaggregated revenue from contracts with customers by product group:

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	July 17, 2021	July 11, 2020	July 17, 2021	July 11, 2020
Percentage of Net sales, by product group:
Parts and batteries	65%	66%	66%	66%
Accessories and chemicals	21%	22%	21%	21%
Engine maintenance	12%	11%	12%	12%
Other	2%	1%	1%	1%
Total	100%	100%	100%	100%

3.    Inventories

Inventories are stated at the lower of cost or market. We used the last in, first out (“LIFO”) method of accounting for approximately 89% of inventories as of July 17, 2021 and 88% of inventories as of January 2, 2021. Under the LIFO method, our Cost of sales reflects the costs of the most recently purchased inventories, while the inventory carrying balance represents the costs for inventories purchased in the twenty-eight weeks ended July 17, 2021 and prior years. We recorded an increase to Cost of sales of $39.0 million and $3.1 million for the twelve weeks ended July 17, 2021 and July 11, 2020 and an increase to Cost of sales of $42.2 million and $11.9 million for the twenty-eight weeks ended July 17, 2021 and July 11, 2020 to state inventories at LIFO.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

An actual valuation of inventory under the LIFO method is performed by us at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on our estimates of expected inventory levels and costs at the end of the year.

Inventory balances were as follows:

(in thousands)	July 17, 2021	January 2, 2021
Inventories at first in, first out (“FIFO”)	$4,314,884	$4,382,779
Adjustments to state inventories at LIFO	113,231	155,420
Inventories at LIFO	$4,428,115	$4,538,199

4.    Intangible Assets

Our definite-lived intangible assets include customer relationships and non-compete agreements. Amortization expense was $7.2 million and $7.3 million for the twelve weeks ended July 17, 2021 and July 11, 2020 and $16.9 million and $17.0 million for the twenty-eight weeks ended July 17, 2021 and July 11, 2020.

5.    Receivables, net

Receivables, net consist of the following:

(in thousands)	July 17, 2021	January 2, 2021
Trade	$554,107	$449,403
Vendor	242,701	278,180
Other	17,342	34,345
Total receivables	814,150	761,928
Less: Allowance for doubtful accounts	(10,270)	(11,929)
Receivables, net	$803,880	$749,999

6.    Long-term Debt and Fair Value of Financial Instruments

Long-term debt consists of the following:

(in thousands)	July 17, 2021	January 2, 2021
4.50% Senior Unsecured Notes due December 1, 2023	$193,113	$192,990
1.75% Senior Unsecured Notes due October 1, 2027	346,122	345,854
3.90% Senior Unsecured Notes due April 15, 2030	494,451	494,140
Total long-term debt	$1,033,686	$1,032,984

Fair value of long-term debt	$1,121,000	$1,145,000

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

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Bank Debt

As of July 17, 2021 and January 2, 2021, we had no outstanding borrowings, $1.0 billion of borrowing availability and no letters of credit outstanding under our unsecured revolving credit facility (the “Credit Agreement”).

As of July 17, 2021 and January 2, 2021, we had $100.0 million of bilateral letters of credit issued separately from the Credit Agreement, none of which were drawn upon. These bilateral letters of credit generally have a term of one year or less and primarily serve as collateral for our self-insurance policies.

We were in compliance with financial covenants required by our debt arrangements as of July 17, 2021.

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

Debt Guarantees

We are a guarantor of loans made by banks to various independently owned Carquest-branded stores that are our customers totaling $26.7 million and $23.6 million as of July 17, 2021 and January 2, 2021. These loans are collateralized by security agreements on merchandise inventory and other assets of the borrowers. The approximate value of the inventory collateralized by these agreements is $65.5 million and $57.5 million as of July 17, 2021 and January 2, 2021. We believe that the likelihood of performance under these guarantees is remote.

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

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Operating lease liabilities consist of the following:

(in thousands)	July 17, 2021	January 2, 2021
Total operating lease liabilities	$2,553,804	$2,477,087
Less: Current portion of operating lease liabilities	(462,633)	(462,588)
Noncurrent operating lease liabilities	$2,091,171	$2,014,499

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

Total lease cost is included in Cost of sales and Selling, general and administrative expenses (“SG&A”) in the accompanying condensed consolidated statements of operations and is recorded net of immaterial sublease income. Total lease cost is comprised of the following:

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
(in thousands)	July 17, 2021	July 11, 2020	July 17, 2021	July 11, 2020
Operating lease cost	$124,184	$119,707	$286,169	$281,512
Variable lease cost	34,195	30,856	77,720	74,392
Total lease cost	$158,379	$150,563	$363,889	$355,904

The future maturity of lease liabilities are as follows:

(in thousands)	July 17, 2021
Remainder of 2021	$279,364
2022	490,926
2023	458,656
2024	388,181
2025	341,696
Thereafter	944,059
Total lease payments	2,902,882
Less: Imputed interest	(349,078)
Total operating lease liabilities	$2,553,804

As of July 17, 2021, our operating lease payments include $79.7 million related to options to extend lease terms that are reasonably certain of being exercised and exclude $124.3 million of legally binding minimum lease payments for leases signed, but not yet commenced.

The weighted-average remaining lease term and weighted-average discount rate for our operating leases are 7.0 years and 3.4% as of July 17, 2021. We calculated the weighted-average discount rates using incremental borrowing rates, which equal the rates of interest that we would pay to borrow funds on a fully collateralized basis over a similar term.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Other information relating to our lease liabilities is as follows:

	Twenty-Eight Weeks Ended
(in thousands)	July 17, 2021	July 11, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$275,358	$305,079
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$284,295	$219,954

8.    Warranty Liabilities

The following table presents changes in our warranty reserves:

	Twenty-Eight Weeks Ended	Fifty-Three Weeks Ended
(in thousands)	July 17, 2021	January 2, 2021
Warranty reserve, beginning of period	$14,120	$36,820
Additions to warranty reserves	5,341	14,907
Reduction and utilization of reserve	(16,835)	(37,607)
Warranty reserve, end of period	$2,626	$14,120

9.    Share Repurchase Program

On April 19, 2021, our Board of Directors authorized an additional $1.0 billion share repurchase program. This new authorization was incremental to the $700.0 million share repurchase program that was authorized by our Board of Directors in November 2019. Our share repurchase program permits the repurchase of our common stock on the open market and in privately negotiated transactions from time to time.

During the twelve weeks ended July 17, 2021, we repurchased 2.0 million shares of our common stock at an aggregate cost of $393.0 million, or an average price of $197.52 per share, in connection with our share repurchase program. During the twelve weeks ended July 11, 2020, we purchased no shares of our common stock under the share repurchase program. During the twenty-eight weeks ended July 17, 2021 and July 11, 2020, we repurchased 3.1 million and 0.2 million shares of our common stock under our share repurchase program. The shares repurchased in connection with our share repurchase program during the twenty-eight weeks ended July 17, 2021 and July 11, 2020 were at an aggregate cost of $563.4 million and $29.0 million, or an average price of $183.57 and $128.36 per share. We had $868.8 million remaining under our share repurchase program as of July 17, 2021.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

10.    Earnings per Share

The computation of basic and diluted earnings per share are as follows:

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
(in thousands, except per share data)	July 17, 2021	July 11, 2020	July 17, 2021	July 11, 2020
Numerator
Net income applicable to common shares	$178,696	$189,960	$364,626	$233,548
Denominator
Basic weighted-average common shares	64,745	69,118	65,284	69,154
Dilutive impact of share-based awards	465	176	436	196
Diluted weighted-average common shares (1)	65,210	69,294	65,720	69,350

Basic earnings per common share	$2.76	$2.75	$5.59	$3.38
Diluted earnings per common share	$2.74	$2.74	$5.55	$3.37

(1)For the twelve weeks ended July 17, 2021, there were no restricted stock units (“RSUs”) that were anti-dilutive. For the twenty-eight weeks ended July 17, 2021, 3,670 RSUs were excluded from the diluted calculation as their inclusion would have been anti-dilutive. For the twelve and twenty-eight weeks ended July 11, 2020, 159 thousand and 326 thousand RSUs were excluded from the diluted calculation as their inclusion would have been anti-dilutive.

11.    Share-Based Compensation

During the twenty-eight weeks ended July 17, 2021, we granted 201 thousand time-based RSUs, 63 thousand market-based RSUs and 124 thousand Stock Options. The general terms of the time-based, performance-based and market-based RSUs are similar to awards previously granted by us.We grant options to purchase common stock to certain employees under our 2014 Long-Term Incentive Plan. The options are granted at an exercise price equal to the closing market price of Advance's common stock on the date of the grant, expire after 10 years and vest one-third annually over three years. We record compensation expense for the grant date fair value of the option awards evenly over the vesting period.

The weighted-average fair values of the time-based and market-based RSUs granted during the twenty-eight weeks ended July 17, 2021 were $177.77 and $204.97 per share. For time-based RSUs, the fair value of each award was determined based on the market price of our stock on the date of grant adjusted for expected dividends during the vesting period, as applicable. The fair value of each market-based RSU was determined using a Monte Carlo simulation model.

The weighted-average fair values of stock options granted during the twenty-eight weeks ended July 17, 2021 was $47.19 per share. No stock options were granted in the twelve weeks ended July 17, 2021. The fair value was estimated on the date of grant by applying the Black-Scholes option-pricing valuation model.

Total income tax benefit related to share-based compensation expense for the twelve and twenty-eight weeks ended July 17, 2021 was $4.4 million and $8.2 million. Total income tax benefit related to share-based compensation expense for the twelve and twenty-eight weeks ended July 11, 2020 was $2.5 million and $6.0 million. As of July 17, 2021, there was $87.5 million of unrecognized compensation expense related to all share-based awards that is expected to be recognized over a weighted-average period of 1.6 years.

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

Impact of COVID-19 on Our Business

During the ongoing COVID-19 pandemic, we have continued prioritizing protecting the health and safety of our team members and customers; driving financial performance by preserving our cash position, scrutinizing planned spending and prioritizing various initiatives; and ensuring that our team will emerge even stronger following the completion of the pandemic. We have continued to take additional measures to help ensure the health and safety of our team members and customers, including the continuation of social distancing practices, sanitation practices, the use of health check screenings and offering contactless delivery.

Government imposed restrictions and stay at home orders related to the pandemic occurred during the first half of 2020. These contributed to negative impacts to demand, primarily during the last six weeks of the sixteen weeks ended April 18, 2020. However, as the remainder of 2020 progressed, we experienced a significant improvement in demand, particularly in our DIY omnichannel business. This has continued in the twenty-eight weeks ended July 17, 2021, driven by external factors such as multiple rounds of government stimulus, consumers’ increased use of personal vehicles and other factors that may have contributed to an increase in DIY automotive projects. In the second quarter of 2021, we began to see improvement in our professional business as well, partially driven by the macro economic factors mentioned prior and the continued reopening of businesses throughout the U.S. In addition, we believe the execution of prioritized internal initiatives, including our new marketing campaign and providing a variety of shopping choices for customers with our Advance Same Day® options, as well as improved store execution, all contributed to the improvement in demand. We have also continued to make progress on the development of our key supply chain initiatives, including cross-banner replenishment and our single warehouse management system.

Despite the increase in Net sales during the twelve and twenty-eight weeks ended July 17, 2021, the COVID-19 pandemic remains an evolving situation. We continue to actively monitor developments that may cause us to take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our team members, customers, suppliers and stockholders.

Management Overview

Net sales increased 5.9% in the second quarter of 2021 compared with the same period in the prior year, primarily driven by an increase in comparable store sales resulting from growth in our professional business. We experienced positive comparable store sales in every region, with the West, Northeast and Florida regions having the strongest growth.

We generated diluted earnings per share (“diluted EPS”) of $2.74 during our second quarter of 2021 compared with $2.74 for the comparable period of 2020. When adjusted for the following non-operational items, our adjusted diluted earnings per share (“Adjusted EPS”) for the twelve weeks ended July 17, 2021 and July 11, 2020 were $3.40 and $2.95.

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	July 17, 2021	July 11, 2020	July 17, 2021	July 11, 2020
Transformation expenses	$0.13	$0.11	$0.53	$0.30
General Parts International, Inc. (“GPI”) amortization of acquired intangible assets	$0.08	$0.07	$0.17	$0.16
LIFO impacts	$0.45	$0.03	$0.48	$0.12

Refer to “Reconciliation of Non-GAAP Financial Measures” for further details of our comparable adjustments and the usefulness of such measures to investors.

Summary of Second Quarter Financial Results

A high-level summary of our financial results for the second quarter of 2021 includes:

•Net sales during the second quarter of 2021 were $2.6 billion, an increase of 5.9% compared with the second quarter of 2020, primarily driven by an increase in comparable store sales of 5.8%, led by a strong recovery in our professional business.
•Gross profit margin for the second quarter of 2021 was 44.9% of Net sales, an increase of 104 basis points compared with the second quarter of 2020. This increase was primarily due to improvements in category management initiatives, including strategic sourcing, strategic pricing and owned brand expansion, partially offset by increased LIFO related expenses, inflationary costs within supply chain and unfavorable channel mix.
•SG&A expenses for the second quarter of 2021 were 35.6% of Net sales, an increase of 231 basis points compared with the second quarter of 2020. This unfavorable impact was primarily driven by higher incentive compensation within our professional business, wage inflation within store labor, higher delivery costs associated with professional delivery and normalized hours of operation compared to the prior year. These costs were partially offset by a year over year decrease in COVID-19 related expenses.

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

Stores and Branches

Key factors in selecting sites and market locations in which we operate include population, demographics, traffic count, vehicle profile, number and strength of competitors’ stores and the cost of real estate. During the twenty-eight weeks ended July 17, 2021, 18 stores and branches were opened and 31 were closed or consolidated, resulting in a total of 4,963 stores and branches as of July 17, 2021, compared with a total of 4,976 stores and branches as of January 2, 2021.

Results of Operations

	Twelve Weeks Ended				$ Favorable/(Unfavorable)	Basis Points
($ in millions)	July 17, 2021		July 11, 2020
Net sales	$2,649.4	100.0%	$2,501.4	100.0%	$148.0	—
Cost of sales	1,460.2	55.1	1,404.7	56.2	(55.5)	(104)
Gross profit	1,189.3	44.9	1,096.7	43.8	92.6	104
SG&A	944.3	35.6	833.9	33.3	(110.4)	(231)
Operating income	244.9	9.2	262.8	10.5	(17.9)	(126)
Interest expense	(8.3)	(0.3)	(13.4)	(0.5)	5.1	22
Other income, net	1.1	0.0	3.1	0.1	(2.0)	(8)
Provision for income taxes	59.1	2.2	62.6	2.5	3.5	27
Net income	$178.7	6.7%	$190.0	7.6%	$(11.3)	(85)

	Twenty-Eight Weeks Ended				$ Favorable/(Unfavorable)	Basis Points
($ in millions)	July 17, 2021		July 11, 2020
Net sales	$5,979.8	100.0%	$5,199.3	100.0%	$780.5	—
Cost of sales	3,305.6	55.3	2,929.8	56.4	(375.8)	(107)
Gross profit	2,674.2	44.7	2,269.4	43.6	404.8	107
SG&A	2,177.1	36.4	1,928.2	37.1	(248.9)	68
Operating income	497.1	8.3	341.3	6.6	155.8	175
Interest expense	(19.5)	(0.3)	(25.7)	(0.5)	6.2	17
Other income (expense), net	6.0	0.1	(2.9)	(0.1)	8.9	16
Provision for income taxes	118.9	2.0	79.2	1.5	(39.7)	(47)
Net income	$364.6	6.1%	$233.5	4.5%	$131.1	161
Note: Table amounts may not foot due to rounding.

Net Sales

Net sales for the twelve weeks ended July 17, 2021 increased 5.9% compared with the same period of 2020, primarily driven by an increase in comparable store sales resulting from strong recovery in our Professional business. We experienced positive comparable store sales in every region, with the West, Northeast and Florida regions having the strongest growth. The Midwest, Central and Southeast regions had the lowest comparable store sales growth.

For the twenty-eight weeks ended July 17, 2021, Net sales increased 15.0% compared with the same period of 2020, primarily driven by a 15.6% increase in comparable store sales resulting from an increase in demand in our DIY business and a strong recovery of our professional business compared with prior year, which was significantly impacted by the COVID-19 pandemic.

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

Gross Profit

Gross profit for the twelve weeks ended July 17, 2021 was $1,189.3 million, or 44.9% of Net sales, compared with $1,096.7 million, or 43.8% of Net sales, for the twelve weeks ended July 11, 2020. This increase in Gross profit as a percentage of Net sales was primarily due to improvements in category management initiatives, including strategic sourcing, strategic pricing and owned brand expansion, partially offset by increased LIFO related expenses, inflationary costs within supply chain and unfavorable channel mix.

Gross profit for the twenty-eight weeks ended July 17, 2021 was $2,674.2 million, or 44.7% of Net sales, compared with $2,269.4 million, or 43.6% of Net sales for the twenty-eight weeks ended July 11, 2020. This increase in Gross profit as a percentage of Net sales was primarily due to improvements in net pricing, increases in vendor related funding and favorable channel mix, partially offset by increased LIFO related expenses.

As a result of changes in our LIFO reserve, an expense of $39.0 million and $3.1 million were included in the twelve weeks ended July 17, 2021 and July 11, 2020. An expense of $42.2 million and $11.9 million were included in the twenty-eight weeks ended July 17, 2021 and July 11, 2020.

Selling, general and administrative expenses

SG&A expenses for the twelve weeks ended July 17, 2021 were $944.3 million, or 35.6% of Net sales, compared with $833.9 million, or 33.3% of Net sales, for the twelve weeks ended July 11, 2020. This increase of 231 basis points compared with the second quarter of 2020 was primarily driven by higher incentive compensation within our professional business, wage inflation within store labor, higher delivery costs associated with professional delivery and normalized hours of operation compared to the prior year. These costs were partially offset by a year over year decrease in COVID-19 related expenses.

SG&A for the twenty-eight weeks ended July 17, 2021 was $2,177.1 million, or 36.4% of Net sales, compared with $1,928.2 million, or 37.1% of Net sales, for the twenty-eight weeks ended July 11, 2020. This decrease in SG&A as a percentage of Net sales was driven by fixed cost leverage, primarily related to payroll, lower insurance and claims related expenses attributable to our continued focus on safety and a year over year decrease in COVID-19 related expenses. The savings were partially offset by an increase in marketing expenses and third-party service contracts related to our information technology transformational plans.

Provision for income taxes

Our Provision for income taxes for the twelve weeks ended July 17, 2021 was $59.1 million, compared with $62.6 million for the twelve weeks ended July 11, 2020. Our effective tax rate was 24.8% for the twelve weeks ended July 17, 2021 and July 11, 2020.

Our Provision for income taxes for the twenty-eight weeks ended July 17, 2021 was $118.9 million, compared with $79.2 million for the twenty-eight weeks ended July 11, 2020. Our effective tax rate was 24.6% and 25.3% for the twenty-eight weeks ended July 17, 2021 and July 11, 2020.

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

Transformation expenses — Costs incurred in connection with our business plan that focuses on specific transformative activities that relate to the integration and streamlining of our operating structure across the enterprise, that we do not view to be normal cash operating expenses. These expenses include, but are not limited to the following:

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

We have included a reconciliation of this information to the most comparable GAAP measures in the following table:

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
(in thousands, except per share data)	July 17, 2021	July 11, 2020	July 17, 2021	July 11, 2020
Net income (GAAP)	$178,696	$189,960	$364,626	$233,548
Cost of sales adjustments:
Transformation expenses:
Other significant costs	165	295	2,468	1,548
LIFO impacts (1)	39,042	3,111	42,189	11,948
SG&A adjustments:
GPI amortization of acquired intangible assets	6,358	6,319	14,905	14,762
Transformation expenses:
Restructuring costs	3,961	5,577	24,703	9,641
Third-party professional services	5,537	1,281	13,571	4,264
Other significant costs	2,032	2,962	5,914	12,122
Other income adjustment	—	—	(36)	—
Provision for income taxes on adjustments (2)	(14,274)	(4,886)	(25,928)	(13,571)
Adjusted net income (Non-GAAP)	$221,517	$204,619	$442,412	$274,262

Diluted earnings per share (GAAP)	$2.74	$2.74	$5.55	$3.37
Adjustments, net of tax	0.66	0.21	1.18	0.58
Adjusted EPS (Non-GAAP)	$3.40	$2.95	$6.73	$3.95

(1)The twelve and twenty-eight weeks ended July 11, 2020 non-GAAP expenses have been adjusted to be comparable with our 2021 presentation.
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

During the twelve weeks ended July 17, 2021, we repurchased 2.0 million shares of our common stock at an aggregate cost of $393.0 million, or an average price of $197.52 per share, in connection with our share repurchase program. During the twelve weeks ended July 11, 2020, we purchased no shares of our common stock under the share repurchase program. During the twenty-eight weeks ended July 17, 2021 and July 11, 2020, we repurchased 3.1 million and 0.2 million shares of our common stock under our share repurchase program. The shares repurchased in connection with our share repurchase program during the twenty-eight weeks ended July 17, 2021 and July 11, 2020 were at an aggregate cost of $563.4 million and $29.0 million, or an average price of $183.57 and $128.36 per share. We had $868.8 million remaining under our share repurchase program as of July 17, 2021.

Analysis of Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities:

	Twenty-Eight Weeks Ended
(in thousands)	July 17, 2021	July 11, 2020
Cash flows provided by operating activities	$776,159	$448,210
Cash flows used in investing activities	(127,716)	(140,030)
Cash flows (used in) provided by financing activities	(676,441)	417,723
Effect of exchange rate changes on cash	2,293	(3,066)
Net (decrease) increase in Cash and cash equivalents	$(25,705)	$722,837

Operating Activities

For the twenty-eight weeks ended July 17, 2021, Cash flows provided by operating activities increased by $327.9 million to $776.2 million compared with the same period of the prior year. The net increase in cash flows provided by operating activities compared with the prior year was primarily driven by the increased cash generated from operations and improvements in working capital. In the current year, working capital increased primarily due to a decrease in cash used by Accounts payable and as a result of a decrease in Inventories, partially offset by a decrease in cash provided by Receivables, net.

Investing Activities

For the twenty-eight weeks ended July 17, 2021, Cash flows used in investing activities decreased by $12.3 million to $127.7 million compared with the same period of the prior year. Cash used in investing activities for the twenty-eight weeks ended July 17, 2021 consisted primarily of purchases of property and equipment of $129.6 million primarily driven by investments in supply chain and information technology as we remain focused on the complete back office integration throughout the enterprise.

Financing Activities

For the twenty-eight weeks ended July 17, 2021, Cash flows used in financing activities was $676.4 million, a decrease of $1,094.2 million compared with the same period of the prior year. The change over prior year was primarily attributable to the repurchase of $563.4 million of common stock under our share repurchase program and dividends paid of $98.0 million during the twenty-eight weeks ended July 17, 2021 compared with share repurchases of $29.0 million of common stock under our share repurchase program and dividends paid of $39.0 million for the twenty-eight weeks ended July 11, 2020. Additionally, we issued $500 million in aggregate principal amount of senior unsecured notes during the twenty-eight weeks ended July 11, 2020.

Our Board of Directors has declared a quarterly cash dividend since 2006. Any payments of dividends in the future will be at the discretion of our Board of Directors and will depend upon our results of operations, cash flows, capital requirements and other factors deemed relevant by our Board of Directors. On August 10, 2021 we declared a regular cash dividend of $1.00 per share to be paid on October 1, 2021 to all common stockholders of record as of September 17, 2021.

Long-Term Debt

As of July 17, 2021, we had a credit rating from Standard & Poor’s of BBB- and from Moody’s Investor Service of Baa2. The current outlooks by Standard & Poor’s and Moody’s are both stable. The current pricing grid used to determine our borrowing rate under the Credit Agreement is based on our credit ratings. If these credit ratings decline, our interest rate on outstanding balances may increase and our access to additional financing on favorable terms may be limited. In addition, declines could reduce the attractiveness of certain vendor payment programs whereby third-party institutions finance arrangements to our vendors based on our credit rating, which could result in increased working capital requirements. Conversely, if these credit ratings improve, our interest rate may decrease.

For additional information on transactions entered into relating to Long-term debt during the twenty-eight weeks ended July 17, 2021, refer to Note 6, Long-term Debt and Fair Value of Financial Instruments of the Notes to the Condensed Consolidated Financial Statements included herein.

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

During the twenty-eight weeks ended July 17, 2021, there were no changes to the critical accounting policies discussed in our 2020 Form 10-K. For a complete discussion of our critical accounting policies, refer to the 2020 Form 10-K.

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

Summarized Financial Information

Balance Sheets
	Issuer and Guarantor Subsidiaries
(in millions)	July 17, 2021	January 2, 2021
Assets
Current assets (1)	$5,638.7	$5,796.3
Non-current assets (2)	$5,435.2	$5,395.4
Liabilities
Current liabilities	$4,634.3	$4,539.1
Intercompany payables, net due to Non-Guarantor Subsidiaries	$237.0	$290.7
Other non-current liabilities	$3,487.9	$3,401.7
(1)Current assets includes $4,189.7 million and $4,318.6 million of Inventories as of July 17, 2021 and January 2, 2021.
(2)Non-current assets includes $1,570.8 million and $1,585.9 million of Goodwill and Intangible assets, net as of July 17, 2021 and January 2, 2021.

Statements of Operations
	Issuer and Guarantor Subsidiaries
	Twenty-Eight Weeks Ended	Fifty-Three Weeks Ended
(in millions)	July 17, 2021	January 2, 2021
Net sales	$5,758.4	$9,735.8
Gross profit	$2,573.1	$4,335.1
Operating income	$518.3	$687.8
Income before provision for income taxes	$503.4	$598.0
Net income	$381.3	$453.4

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in our exposure to market risk since January 2, 2021. Refer to “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our 2020 Form 10-K.

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

Our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of July 17, 2021. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our quarter ended July 17, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

On February 6, 2018, a putative class action on behalf of purchasers of our securities who purchased or otherwise acquired their securities between November 14, 2016 and August 15, 2017, inclusive (the “Class Period”), was commenced against us and certain of our current and former officers in the U.S. District Court for the District of Delaware. The plaintiff alleges that the defendants failed to disclose material adverse facts about our financial well-being, business relationships, and prospects during the alleged Class Period in violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. On February 7, 2020 the court granted in part and denied in part our motion to dismiss. The surviving claims are subject to discovery. On November 6, 2020 the court granted the plaintiff’s motion for class certification. We strongly dispute the allegations of the complaint and will continue to defend the case vigorously. On March 15, 2021, we moved for reconsideration of the order denying in part our motion to dismiss. This motion is pending before the court. On February 17, 2021, a derivative complaint filed on April 29, 2020 in the U.S. District Court for the District of Delaware was dismissed with prejudice. A second derivative claim filed on August 13, 2020 in the Delaware Court of Chancery was voluntarily dismissed on March 30, 2021.

ITEM 1A. RISK FACTORS

Please refer to “Item 1A. Risk Factors” found in our 2020 Form 10-K filed for the year ended January 2, 2021, as updated by our subsequent filings with the SEC, for risks that, if they were to occur, could materially adversely affect our business, financial condition, results of operations, cash flows and future prospects, which could in turn materially affect the price of our common stock.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth the information with respect to repurchases of our common stock for the quarter ended July 17, 2021:

	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2) (in thousands)
April 25, 2021 to May 22, 2021	55	$161.16	—	$1,261,864
May 23, 2021 to June 19, 2021	1,168,593	$196.18	1,154,910	$1,035,202
June 20, 2021 to July 17, 2021	835,177	$199.27	834,839	$868,844
Total	2,003,825	$197.47	1,989,749

(1)The aggregate cost of repurchasing shares in connection with the net settlement of shares issued as a result of the vesting of restricted stock units was $2.7 million, or an average price of $189.73 per share, during the twelve weeks ended July 17, 2021.
(2)On April 19, 2021, our Board of Directors authorized an additional $1.0 billion share repurchase program. This new authorization was incremental to the $700.0 million share repurchase program that was authorized by our Board of Directors in November 2019.

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

ADVANCE AUTO PARTS, INC.

Date: August 24, 2021	/s/ Jeffrey W. Shepherd
Jeffrey W. Shepherd Executive Vice President, Chief Financial Officer