Form 10-Q
period 2021-10-09
ADVANCE AUTO PARTS INC
filed 2021-11-16
CIK 1158449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q
________________________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 9, 2021

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

As of November 12, 2021, the number of shares of the registrant’s common stock outstanding was 62,355,177 shares.

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

PART I. FINANCIAL INFORMATION

ITEM 1.CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except per share data) (Unaudited)

	October 9, 2021	January 2, 2021
Assets
Current assets:
Cash and cash equivalents	$604,645	$834,992
Receivables, net	931,758	749,999
Inventories	4,450,452	4,538,199
Other current assets	174,406	146,811
Total current assets	6,161,261	6,270,001
Property and equipment, net of accumulated depreciation of $2,349,872 and $2,189,165	1,483,246	1,462,602
Operating lease right-of-use assets	2,514,375	2,379,987
Goodwill	994,562	993,590
Intangible assets, net	658,545	681,127
Other assets	52,182	52,329
	$11,864,171	$11,839,636
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,750,835	$3,640,639
Accrued expenses	731,786	606,804
Other current liabilities	472,608	496,472
Total current liabilities	4,955,229	4,743,915
Long-term debt	1,034,002	1,032,984
Non-current operating lease liabilities	2,154,364	2,014,499
Deferred income taxes	375,069	342,445
Other long-term liabilities	148,972	146,281
Commitments and contingencies
Stockholders’ equity:
Preferred stock, nonvoting, $0.0001 par value	—	—
Common stock, voting, $0.0001 par value	8	8
Additional paid-in capital	835,033	783,709
Treasury stock, at cost	(2,203,584)	(1,394,080)
Accumulated other comprehensive loss	(21,826)	(26,759)
Retained earnings	4,586,904	4,196,634
Total stockholders’ equity	3,196,535	3,559,512
	$11,864,171	$11,839,636

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands, except per share data) (Unaudited)

	Twelve Weeks Ended		Forty Weeks Ended
	October 9, 2021	October 3, 2020	October 9, 2021	October 3, 2020
Net sales	$2,621,229	$2,541,928	$8,601,014	$7,741,190
Cost of sales, including purchasing and warehousing costs	1,438,775	1,413,457	4,744,383	4,343,272
Gross profit	1,182,454	1,128,471	3,856,631	3,397,918
Selling, general and administrative expenses	953,256	871,660	3,130,376	2,799,837
Operating income	229,198	256,811	726,255	598,081
Other, net:
Interest expense	(8,587)	(11,925)	(28,085)	(37,590)
Loss on early redemptions of senior unsecured notes	—	(48,022)	—	(48,022)
Other income (expense), net	1,810	674	7,790	(2,198)
Total other, net	(6,777)	(59,273)	(20,295)	(87,810)
Income before provision for income taxes	222,421	197,538	705,960	510,271
Provision for income taxes	52,608	50,062	171,521	129,247
Net income	$169,813	$147,476	$534,439	$381,024

Basic earnings per common share	$2.70	$2.14	$8.28	$5.51
Weighted-average common shares outstanding	62,854	68,965	64,555	69,097
Diluted earnings per common share	$2.68	$2.13	$8.22	$5.50
Weighted-average common shares outstanding	63,348	69,267	65,008	69,325

Condensed Consolidated Statements of Comprehensive Income
(In thousands) (Unaudited)

	Twelve Weeks Ended		Forty Weeks Ended
	October 9, 2021	October 3, 2020	October 9, 2021	October 3, 2020
Net income	$169,813	$147,476	$534,439	$381,024
Other comprehensive income (loss):
Changes in net unrecognized other postretirement costs, net of tax of $25, $26, $69 and $29	(70)	(73)	(194)	(80)
Currency translation adjustments	1,527	5,298	5,127	(4,065)
Total other comprehensive income (loss)	1,457	5,225	4,933	(4,145)
Comprehensive income	$171,270	$152,701	$539,372	$376,879

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries Condensed Consolidated Statements of Changes in Stockholders’ Equity (In thousands, except per share data) (Unaudited)

	Twelve Weeks Ended October 9, 2021
	Common Stock		Additional Paid-in Capital	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance, July 17, 2021	63,499	$8	$818,126	$(1,973,371)	$(23,283)	$4,480,085	$3,301,565
Net income	—	—	—	—	—	169,813	169,813
Total other comprehensive income	—	—	—	—	1,457	—	1,457
Restricted stock units and deferred stock units vested	29	—	—	—	—	—	—
Share-based compensation	—	—	16,040	—	—	—	16,040
Stock issued under employee stock purchase plan	4	—	868	—	—	—	868
Repurchases of common stock	(1,119)	—	—	(230,213)	—	—	(230,213)
Cash dividends declared ($1.00 per common share)	—	—	—	—	—	(62,994)	(62,994)
Other	—	—	(1)	—	—	—	(1)
Balance, October 9, 2021	62,413	$8	$835,033	$(2,203,584)	$(21,826)	$4,586,904	$3,196,535

	Twelve Weeks Ended October 3, 2020
	Common Stock		Additional Paid-in Capital	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance, July 11, 2020	69,139	$8	$760,535	$(961,592)	$(43,939)	$3,971,507	$3,726,519
Net income	—	—	—	—	—	147,476	147,476
Total other comprehensive income	—	—	—	—	5,225	—	5,225
Restricted stock units and deferred stock units vested	27	—	—	—	—	—	—
Share-based compensation	—	—	11,089	—	—	—	11,089
Stock issued under employee stock purchase plan	5	—	693	—	—	—	693
Repurchases of common stock	(726)	—	—	(111,127)	—	—	(111,127)
Cash dividends declared ($0.25 per common share)	—	—	—	—	—	(17,207)	(17,207)
Other	—	—	(4)	—	—	—	(4)
Balance, October 3, 2020	68,445	$8	$772,313	$(1,072,719)	$(38,714)	$4,101,776	$3,762,664

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries Condensed Consolidated Statements of Changes in Stockholders’ Equity (In thousands, except per share data) (Unaudited)

	Forty Weeks Ended October 9, 2021
	Common Stock		Additional Paid-in Capital	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance, January 2, 2021	66,361	$8	$783,709	$(1,394,080)	$(26,759)	$4,196,634	$3,559,512
Net income	—	—	—	—	—	534,439	534,439
Total other comprehensive income	—	—	—	—	4,933	—	4,933
Restricted stock units and deferred stock units vested	277	—	—	—	—	—	—
Share-based compensation	—	—	49,631	—	—	—	49,631
Stock issued under employee stock purchase plan	23	—	1,737	—	—	—	1,737
Repurchases of common stock	(4,285)	—	—	(809,504)	—	—	(809,504)
Cash dividends declared ($2.25 per common share)	—	—	—	—	—	(144,169)	(144,169)
Other	37	—	(44)	—	—	—	(44)
Balance, October 9, 2021	62,413	$8	$835,033	$(2,203,584)	$(21,826)	$4,586,904	$3,196,535

	Forty Weeks Ended October 3, 2020
	Common Stock		Additional Paid-in Capital	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance, December 28, 2019	69,232	$8	$735,183	$(924,389)	$(34,569)	$3,772,848	$3,549,081
Net income	—	—	—	—	—	381,024	381,024
Total other comprehensive loss	—	—	—	—	(4,145)	—	(4,145)
Restricted stock units and deferred stock units vested	206	—	—	—	—	—	—
Share-based compensation	—	—	34,927	—	—	—	34,927
Stock issued under employee stock purchase plan	20	—	2,211	—	—	—	2,211
Repurchases of common stock	(1,013)	—	—	(148,330)	—	—	(148,330)
Cash dividends declared ($0.75 per common share)	—	—	—	—	—	(52,096)	(52,096)
Other	—	—	(8)	—	—	—	(8)
Balance, October 3, 2020	68,445	$8	$772,313	$(1,072,719)	$(38,714)	$4,101,776	$3,762,664

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands) (Unaudited)

	Forty Weeks Ended
	October 9, 2021	October 3, 2020
Cash flows from operating activities:
Net income	$534,439	$381,024
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	194,737	192,911
Share-based compensation	49,631	34,927
Loss and impairment of long-lived assets	7,570	1,582
Loss on early redemption of senior unsecured notes	—	48,022
Provision for deferred income taxes	32,425	8,975
Other, net	1,388	1,212
Net change in:
Receivables, net	(180,605)	(154,888)
Inventories	90,993	62,181
Accounts payable	108,393	106,831
Accrued expenses	137,395	111,136
Other assets and liabilities, net	(51,430)	15,305
Net cash provided by operating activities	924,936	809,218
Cash flows from investing activities:
Purchases of property and equipment	(190,983)	(192,632)
Purchase of an indefinite-lived intangible asset	—	(230)
Proceeds from sales of property and equipment	2,102	914
Net cash used in investing activities	(188,881)	(191,948)
Cash flows from financing activities:
Proceeds from borrowing on revolving credit facility	—	500,000
Payment on revolving credit facility	—	(500,000)
Proceeds from issuances of senior unsecured notes, net	—	847,092
Early redemptions of senior unsecured notes, net	—	(602,568)
Dividends paid	(160,925)	(56,210)
Proceeds from the issuance of common stock	1,737	2,211
Repurchases of common stock	(809,504)	(148,330)
Other, net	(46)	(8,735)
Net cash (used in) provided by financing activities	(968,738)	33,460
Effect of exchange rate changes on cash	2,336	(1,190)
Net (decrease) increase in cash and cash equivalents	(230,347)	649,540
Cash and cash equivalents, beginning of period	834,992	418,665
Cash and cash equivalents, end of period	$604,645	$1,068,205

Non-cash transactions:
Accrued purchases of property and equipment	$8,632	$16,302

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

As of October 9, 2021, we operated a total of 4,727 stores and 234 branches primarily within the United States, with additional locations in Canada, Puerto Rico and the U.S. Virgin Islands. In addition, as of October 9, 2021, we served 1,325 independently owned Carquest branded stores across the same geographic locations served by our stores and branches in addition to Mexico and various Caribbean islands. Our stores operate primarily under the trade names “Advance Auto Parts,” “Carquest” and “Autopart International,” and our branches operate under the “Worldpac” trade name.

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

2.    Significant Accounting Policies

Revenues

The following table summarizes disaggregated revenue from contracts with customers by product group:

	Twelve Weeks Ended		Forty Weeks Ended
	October 9, 2021	October 3, 2020	October 9, 2021	October 3, 2020
Percentage of Net sales, by product group:
Parts and batteries	68%	67%	66%	66%
Accessories and chemicals	19	20	21	21
Engine maintenance	12	12	12	12
Other	1	1	1	1
Total	100%	100%	100%	100%

3.    Inventories

Inventories are stated at the lower of cost or market. We used the last in, first out (“LIFO”) method of accounting for approximately 89% of inventories as of October 9, 2021 and 88% of inventories as of January 2, 2021. Under the LIFO method, our Cost of sales reflects the costs of the most recently purchased inventories, while the inventory carrying balance represents the costs for inventories purchased in the forty weeks ended October 9, 2021 and prior years. We recorded an increase to Cost of sales of $29.4 million and a reduction to Cost of sales of $15.9 million for the twelve weeks ended October 9, 2021 and October 3, 2020 and an increase to Cost of sales of $71.6 million and a reduction to Cost of sales of $3.9 million for the forty weeks ended October 9, 2021 and October 3, 2020 to state inventories at LIFO.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

An actual valuation of inventory under the LIFO method is performed by us at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on our estimates of expected inventory levels and costs at the end of the year.

Inventory balances were as follows:

(in thousands)	October 9, 2021	January 2, 2021
Inventories at first in, first out (“FIFO”)	$4,366,631	$4,382,779
Adjustments to state inventories at LIFO	83,821	155,420
Inventories at LIFO	$4,450,452	$4,538,199

4.    Intangible Assets

Our definite-lived intangible assets include customer relationships and non-compete agreements. Amortization expense was $7.2 million and $7.3 million for the twelve weeks ended October 9, 2021 and October 3, 2020 and $24.1 million and $24.3 million for the forty weeks ended October 9, 2021 and October 3, 2020.

5.    Receivables, net

Receivables, net consists of the following:

(in thousands)	October 9, 2021	January 2, 2021
Trade	$585,174	$449,403
Vendor	282,377	278,180
Other	74,528	34,345
Total receivables	942,079	761,928
Less: Allowance for doubtful accounts	(10,321)	(11,929)
Receivables, net	$931,758	$749,999

6.    Long-term Debt and Fair Value of Financial Instruments

Long-term debt consists of the following:

(in thousands)	October 9, 2021	January 2, 2021
4.50% Senior Unsecured Notes due December 1, 2023	$193,167	$192,990
1.75% Senior Unsecured Notes due October 1, 2027	346,251	345,854
3.90% Senior Unsecured Notes due April 15, 2030	494,584	494,140
Total long-term debt	$1,034,002	$1,032,984

Fair value of long-term debt	$1,103,627	$1,145,000

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

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Bank Debt

As of October 9, 2021 and January 2, 2021, we had no outstanding borrowings, $1.0 billion of borrowing availability and no letters of credit outstanding under our unsecured revolving credit facility (the “Credit Agreement”).

As of October 9, 2021 and January 2, 2021, we had $92.6 million and $100.0 million of bilateral letters of credit issued separately from the Credit Agreement, none of which were drawn upon. These bilateral letters of credit generally have a term of one year or less and primarily serve as collateral for our self-insurance policies.

We were in compliance with financial covenants required by our debt arrangements as of October 9, 2021.

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

Debt Guarantees

We are a guarantor of loans made by banks to various independently owned Carquest-branded stores that are our customers totaling $27.7 million and $23.6 million as of October 9, 2021 and January 2, 2021. These loans are collateralized by security agreements on merchandise inventory and other assets of the borrowers. The approximate value of the inventory collateralized by these agreements is $69.6 million and $57.5 million as of October 9, 2021 and January 2, 2021. We believe that the likelihood of performance under these guarantees is remote.

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

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Operating lease liabilities consist of the following:

(in thousands)	October 9, 2021	January 2, 2021
Total operating lease liabilities	$2,610,491	$2,477,087
Less: Current portion of operating lease liabilities	(456,127)	(462,588)
Noncurrent operating lease liabilities	$2,154,364	$2,014,499

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

Total lease cost is included in Cost of sales and Selling, general and administrative expenses (“SG&A”) in the accompanying condensed consolidated statements of operations and is recorded net of immaterial sublease income. Total lease cost is comprised of the following:

	Twelve Weeks Ended		Forty Weeks Ended
(in thousands)	October 9, 2021	October 3, 2020	October 9, 2021	October 3, 2020
Operating lease cost	$124,084	$121,869	$410,253	$403,381
Variable lease cost	35,144	31,469	112,864	105,862
Total lease cost	$159,228	$153,338	$523,117	$509,243

The future maturity of lease liabilities are as follows:

(in thousands)	October 9, 2021
Remainder of 2021	$141,957
2022	503,001
2023	481,738
2024	415,170
2025	368,761
Thereafter	1,063,114
Total lease payments	2,973,741
Less: Imputed interest	(363,250)
Total operating lease liabilities	$2,610,491

As of October 9, 2021, our operating lease payments include $66.9 million related to options to extend lease terms that are reasonably certain of being exercised and exclude $183.8 million of legally binding minimum lease payments for leases signed, but not yet commenced.

The weighted-average remaining lease term and weighted-average discount rate for our operating leases are 7.2 years and 3.3% as of October 9, 2021. We calculated the weighted-average discount rates using incremental borrowing rates, which equal the rates of interest that we would pay to borrow funds on a fully collateralized basis over a similar term.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Other information relating to our lease liabilities is as follows:

	Forty Weeks Ended
(in thousands)	October 9, 2021	October 3, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$418,596	$433,934
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$460,351	$305,930

8.    Warranty Liabilities

The following table presents changes in our warranty reserves:

	Forty Weeks Ended	Fifty-Three Weeks Ended
(in thousands)	October 9, 2021	January 2, 2021
Warranty reserve, beginning of period	$14,120	$36,820
Additions to warranty reserves	8,112	14,907
Reduction and utilization of reserve	(19,077)	(37,607)
Warranty reserve, end of period	$3,155	$14,120

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

During the twelve weeks ended October 9, 2021, we repurchased 1.1 million shares of our common stock at an aggregate cost of $228.3 million, or an average price of $205.65 per share, in connection with our share repurchase program. During the twelve weeks ended October 3, 2020, we repurchased 0.7 million shares of our common stock at an aggregate cost of $109.6 million, or an average price of $153.06 per share, in connection with our share repurchase program. During the forty weeks ended October 9, 2021 and October 3, 2020, we repurchased 4.2 million and 0.9 million shares of our common stock under our share repurchase program. The shares repurchased in connection with our share repurchase program during the forty weeks ended October 9, 2021 and October 3, 2020 were at an aggregate cost of $791.7 million and $138.6 million, or an average price of $189.43 and $147.13 per share. We had $640.5 million remaining under our share repurchase program as of October 9, 2021.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

10.    Earnings per Share

The computations of basic and diluted earnings per share are as follows:

	Twelve Weeks Ended		Forty Weeks Ended
(in thousands, except per share data)	October 9, 2021	October 3, 2020	October 9, 2021	October 3, 2020
Numerator
Net income applicable to common shares	$169,813	$147,476	$534,439	$381,024
Denominator
Basic weighted-average common shares	62,854	68,965	64,555	69,097
Dilutive impact of share-based awards	494	302	453	228
Diluted weighted-average common shares (1)	63,348	69,267	65,008	69,325

Basic earnings per common share	$2.70	$2.14	$8.28	$5.51
Diluted earnings per common share	$2.68	$2.13	$8.22	$5.50

(1)For the twelve weeks ended October 9, 2021, there were no restricted stock units (“RSUs”) that were anti-dilutive. For the forty weeks ended October 9, 2021, 10,974 RSUs were excluded from the diluted calculation as their inclusion would have been anti-dilutive. For the twelve and forty weeks ended October 3, 2020, 101 thousand and 134 thousand RSUs were excluded from the diluted calculation as their inclusion would have been anti-dilutive.

11.    Share-Based Compensation

During the forty weeks ended October 9, 2021, we granted 234 thousand time-based RSUs, 63 thousand market-based RSUs and 124 thousand Stock Options. The general terms of the time-based, performance-based and market-based RSUs are similar to awards previously granted by us. We grant options to purchase common stock to certain employees under our 2014 Long-Term Incentive Plan. The options are granted at an exercise price equal to the closing market price of Advance's common stock on the date of the grant, expire after 10 years and vest one-third annually over three years. We record compensation expense for the grant date fair value of the option awards evenly over the vesting period.

The weighted-average fair values of the time-based and market-based RSUs granted during the forty weeks ended October 9, 2021 were $181.10 and $204.97 per share. For time-based RSUs, the fair value of each award was determined based on the market price of our stock on the date of grant adjusted for expected dividends during the vesting period, as applicable. The fair value of each market-based RSU was determined using a Monte Carlo simulation model.

The weighted-average fair values of stock options granted during the forty weeks ended October 9, 2021 was $47.19 per share. No stock options were granted in the twelve weeks ended October 9, 2021. The fair value was estimated on the date of grant by applying the Black-Scholes option-pricing valuation model.

Total income tax benefit related to share-based compensation expense for the twelve and forty weeks ended October 9, 2021 was $4.1 million and $12.3 million. Total income tax benefit related to share-based compensation expense for the twelve and forty weeks ended October 3, 2020 was $2.8 million and $8.8 million. As of October 9, 2021, there was $82.4 million of unrecognized compensation expense related to all share-based awards that is expected to be recognized over a weighted-average period of 1.6 years.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

12.    Subsequent Events

On February 6, 2018, a putative class action on behalf of purchasers of our securities who purchased or otherwise acquired their securities between November 14, 2016 and August 15, 2017, inclusive (the “Class Period”), was commenced against us and certain of our current and former officers in the U.S. District Court for the District of Delaware. The plaintiff alleged that the defendants failed to disclose material adverse facts about our financial well-being, business relationships, and prospects during the alleged Class Period in violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. On February 7, 2020, the court granted in part and denied in part our motion to dismiss. On November 6, 2020, the court granted the plaintiff’s motion for class certification. On March 15, 2021, we moved for reconsideration of the order denying in part our motion to dismiss, and on October 15, 2021, we filed a motion for summary judgment, seeking full dismissal of the case. On November 5, 2021, the parties executed a confidential binding term sheet to settle all claims. The settlement amount will be fully covered by our insurance carriers, and the settlement is subject to court approval.

On November 9, 2021, we entered into a new credit agreement that provides a $1.2 billion unsecured revolving credit facility (the “2021 Credit Agreement”) with Advance Auto Parts, Inc. as Borrower, the lenders party thereto, and Bank of America, N.A., Administrative Agent. This new revolver under the 2021 Credit Agreement replaced the revolver under the Credit Agreement. The new revolver provides for the issuance of letters of credit with a sublimit of $200.0 million. We may request that the total revolving commitment be increased by an amount not exceeding $500.0 million during the term of the 2021 Credit Agreement.

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

Impact of COVID-19 on Our Business

During the ongoing COVID-19 pandemic, we have continued prioritizing protecting the health and safety of our team members and customers; driving financial performance by preserving our cash position, scrutinizing planned spending and prioritizing various initiatives; and ensuring that our team will emerge even stronger following the pandemic. We have continued to take additional measures to help ensure the health and safety of our team members and customers, including the continuation of social distancing practices, sanitation practices, the use of health check screenings and offering contactless delivery.

Government imposed restrictions and stay at home orders related to the pandemic occurred during the first half of 2020. These contributed to negative impacts to demand, primarily during the last six weeks of the sixteen weeks ended April 18, 2020. However, as the remainder of 2020 progressed, we experienced a significant improvement in demand, particularly in our DIY omnichannel business. This has continued in the forty weeks ended October 9, 2021, though demand in the professional business is now outpacing the DIY channel, particularly in the second and third quarters, driven partially by multiple rounds of government stimulus, consumers’ increased use of personal vehicles and the continued reopening of businesses throughout the United States. In addition, we believe the execution of prioritized internal initiatives, including our new marketing campaign and providing a variety of shopping choices for customers with our Advance Same Day® options, as well as improved store execution, all contributed to the improvement in demand. We have also continued to make progress on the development of our key supply chain initiatives, including cross-banner replenishment and our single warehouse management system.

Despite the increase in Net sales during the twelve and forty weeks ended October 9, 2021, the COVID-19 pandemic remains an evolving situation. We continue to actively monitor developments that may cause us to take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our team members, customers, suppliers and stockholders.

Management Overview

Net sales increased 3.1% in the third quarter of 2021 compared with the same period in the prior year, primarily driven by an overall channel shift back to professional and a return to stores for DIY customers. Within professional we’re seeing increasing strength in certain geographies that lagged the country last year as the gradual return to work of professional workers in large urban markets catches up with the rest of the country. Our regional strength was led by the Southwest and West, along with a strong recovery in the MidAtlantic and Northeast. Category growth was led by brakes, motor oil and filters as miles driven reliant categories improved.

We generated diluted earnings per share (“diluted EPS”) of $2.68 during our third quarter of 2021 compared with $2.13 for the comparable period of 2020. When adjusted for non-operational items in the following table, our adjusted diluted earnings per share (“Adjusted EPS”) for the twelve weeks ended October 9, 2021 and October 3, 2020 was $3.21 and $2.64.

For the forty weeks ended October 9, 2021 and October 3, 2020, diluted EPS was $8.22 and $5.50. When adjusted for non-operational items in the following table, our Adjusted EPS for the forty weeks ended October 9, 2021 and October 3, 2020 was $9.93 and $6.59.

	Twelve Weeks Ended		Forty Weeks Ended
	October 9, 2021	October 3, 2020	October 9, 2021	October 3, 2020
LIFO impacts	$0.35	$(0.17)	$0.82	$(0.05)
Transformation expenses	$0.10	$0.09	$0.64	$0.39
General Parts International, Inc. (“GPI”) amortization of acquired intangible assets	$0.08	$0.07	$0.25	$0.23
Other adjustments	$—	$0.52	$—	$0.52

Refer to “Reconciliation of Non-GAAP Financial Measures” for further details of our comparable adjustments and the usefulness of such measures to investors.

Summary of Third Quarter Financial Results

A high-level summary of our financial results for the third quarter of 2021 includes:

•Net sales during the third quarter of 2021 were $2.6 billion, an increase of 3.1% compared with the third quarter of 2020, primarily driven by an increase in comparable store sales resulting from a strong recovery in our professional business.
•Gross profit margin for the third quarter of 2021 was 45.1% of Net sales, an increase of 72 basis points compared with the third quarter of 2020. This increase was primarily due to our ongoing category management initiatives, including strategic pricing, strategic sourcing and owned brand expansion as well as favorable product mix.
•SG&A expenses for the third quarter of 2021 were 36.4% of Net sales, an increase of 208 basis points compared with the third quarter of 2020.

Business and Risks Update

We continue to make progress on the various elements of our strategic business plan, which is focused on improving the customer experience, margin expansion and driving consistent execution for both professional and DIY customers. To achieve these improvements, we have undertaken planned strategic initiatives to help build a foundation for long-term success across the organization, which include:

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
•Progress in the implementation of a more efficient end-to-end supply chain process to deliver our broad assortment and to help lessen the impact of external constraints.
•Ongoing enhancement of Advance Same Day® Curbside Pick Up, Advance Same Day Home Delivery and our mobile application and e-commerce performance.
•Actively pursuing new store openings, including through lease acquisition opportunities as available and appropriate, in existing markets and new markets, as well as expansion of our independent Carquest network.
•Continued negotiations with vendors on strategic sourcing and pricing to help mitigate inflationary pressures.

Industry Update

Operating within the automotive aftermarket industry, we are influenced by a number of general macroeconomic factors, many of which are similar to those affecting the overall retail industry. Refer to our 2020 Form 10-K, as updated by our subsequent filings with the SEC, and the “Impact of COVID-19 on Our Business” section included within this Form 10-Q.

Stores and Branches

Key factors in selecting sites and market locations in which we operate include population, demographics, traffic count, vehicle profile, number and strength of competitors’ stores and the cost of real estate. During the forty weeks ended October 9, 2021, 25 stores and branches were opened and 40 were closed or consolidated, resulting in a total of 4,961 stores and branches as of October 9, 2021, compared with a total of 4,976 stores and branches as of January 2, 2021.

Results of Operations

	Twelve Weeks Ended				$ Favorable/ (Unfavorable)	Basis Points
($ in millions)	October 9, 2021		October 3, 2020
Net sales	$2,621.2	100.0%	$2,541.9	100.0%	$79.3	—
Cost of sales	1,438.8	54.9	1,413.5	55.6	(25.3)	(72)
Gross profit	1,182.5	45.1	1,128.5	44.4	54.0	72
SG&A	953.3	36.4	871.7	34.3	(81.6)	(208)
Operating income	229.2	8.7	256.8	10.1	(27.6)	(136)
Interest expense	(8.6)	(0.3)	(11.9)	(0.5)	3.3	14
Loss on early redemptions of senior unsecured notes	—	—	(48.0)	(1.9)	48.0	189
Other income, net	1.8	0.1	0.7	—	1.1	4
Provision for income taxes	52.6	2.0	50.1	2.0	(2.5)	(4)
Net income	$169.8	6.5%	$147.5	5.8%	$22.3	68

	Forty Weeks Ended				$ Favorable/ (Unfavorable)	Basis Points
($ in millions)	October 9, 2021		October 3, 2020
Net sales	$8,601.0	100.0%	$7,741.2	100.0%	$859.8	—
Cost of sales	4,744.4	55.2	4,343.3	56.1	(401.1)	(95)
Gross profit	3,856.6	44.8	3,397.9	43.9	458.7	95
SG&A	3,130.4	36.4	2,799.8	36.2	(330.6)	(23)
Operating income	726.3	8.4	598.1	7.7	128.2	72
Interest expense	(28.1)	(0.3)	(37.6)	(0.5)	9.5	16
Loss on early redemptions of senior unsecured notes	—	—	(48.0)	(0.6)	48.0	62
Other income (expense), net	7.8	0.1	(2.2)	—	10.0	12
Provision for income taxes	171.5	2.0	129.2	1.7	(42.3)	(32)
Net income	$534.4	6.2%	$381.0	4.9%	$153.4	129
Note: Table amounts may not foot due to rounding.

Net Sales

Net sales for the twelve weeks ended October 9, 2021 increased 3.1% compared with the same period of 2020, primarily driven by a 3.1% increase in comparable store sales resulting from a strong recovery in our professional business. Our regional strength was led by the Southwest and West, along with a strong recovery in the MidAtlantic and Northeast. Category growth was led by brakes, motor oil and filters as miles driven reliant categories improved.

For the forty weeks ended October 9, 2021, Net sales increased 11.1% compared with the same period of 2020, primarily driven by an 11.4% increase in comparable store sales resulting from a strong recovery of our professional business and an increase in demand in our DIY business compared with the same period in the prior year, which was significantly impacted by the COVID-19 pandemic.

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

Gross Profit

Gross profit for the twelve weeks ended October 9, 2021 was $1,182.5 million, or 45.1% of Net sales, compared with $1,128.5 million, or 44.4% of Net sales, for the twelve weeks ended October 3, 2020. This increase in Gross profit as a percentage of Net sales was primarily driven by improvements in category management, including strategic pricing, strategic sourcing and owned brand expansion as well as favorable product mix offset by inflationary costs and unfavorable channel mix.

Gross profit for the forty weeks ended October 9, 2021 was $3,856.6 million, or 44.8% of Net sales, compared with $3,397.9 million, or 43.9% of Net sales, for the forty weeks ended October 3, 2020. This increase in Gross profit as a percentage of Net sales was primarily due to improvements in net pricing, increases in vendor related funding and favorable product mix, partially offset by increased LIFO related expenses and unfavorable channel mix.

As a result of changes in our LIFO reserve, an expense of $29.4 million and a benefit of $15.9 million were included in the twelve weeks ended October 9, 2021 and October 3, 2020. An expense of $71.6 million and a benefit of $3.9 million were included in the forty weeks ended October 9, 2021 and October 3, 2020.

Selling, general and administrative expenses

SG&A expenses for the twelve weeks ended October 9, 2021 were $953.3 million, or 36.4% of Net sales, compared with $871.7 million, or 34.3% of Net sales, for the twelve weeks ended October 3, 2020. This increase of 208 basis points compared with the third quarter of 2020 was primarily driven by increased inflationary headwinds in store labor as well as higher delivery and fuel expenses associated with the recovery of the professional business. We incurred higher incentive compensation and incremental startup costs for new store openings when compared with the prior year.

SG&A expenses for the forty weeks ended October 9, 2021 were $3,130.4 million, or 36.4% of Net sales, compared with $2,799.8 million, or 36.2% of Net sales, for the forty weeks ended October 3, 2020. The increase in SG&A expenses was driven by higher labor and benefit costs, marketing initiatives and contract services.

Provision for income taxes

Our Provision for income taxes for the twelve weeks ended October 9, 2021 was $52.6 million, compared with $50.1 million for the twelve weeks ended October 3, 2020. Our effective tax rate was 23.7% and 25.3% for the twelve weeks ended October 9, 2021 and October 3, 2020.

Our Provision for income taxes for the forty weeks ended October 9, 2021 was $171.5 million, compared with $129.2 million for the forty weeks ended October 3, 2020. Our effective tax rate was 24.3% and 25.3% for the forty weeks ended October 9, 2021 and October 3, 2020.

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

We have included a reconciliation of this information to the most comparable GAAP measures in the following table:

	Twelve Weeks Ended		Forty Weeks Ended
(in thousands, except per share data)	October 9, 2021	October 3, 2020	October 9, 2021	October 3, 2020
Net income (GAAP)	$169,813	$147,476	$534,439	$381,024
Cost of sales adjustments:
LIFO impacts (1)	29,410	(15,855)	71,599	(3,908)
Transformation expenses:
Other significant costs	143	79	2,611	1,627
SG&A adjustments:
GPI amortization of acquired intangible assets	6,341	6,324	21,246	21,086
Transformation expenses:
Restructuring costs	2,360	2,581	27,063	12,221
Third-party professional services	4,823	4,660	18,394	8,924
Other significant costs	1,492	1,438	7,406	13,560
Other income adjustment (2)	36	48,022	—	48,022
Provision for income taxes on adjustments (3)	(11,151)	(11,812)	(37,080)	(25,383)
Adjusted net income (Non-GAAP)	$203,267	$182,913	$645,678	$457,173

Diluted earnings per share (GAAP)	$2.68	$2.13	$8.22	$5.50
Adjustments, net of tax	0.53	0.51	1.71	1.09
Adjusted EPS (Non-GAAP)	$3.21	$2.64	$9.93	$6.59

(1)The twelve and forty weeks ended October 3, 2020 non-GAAP expenses have been adjusted to be comparable with our 2021 presentation.
(2)During the twelve and forty weeks ended October 3, 2020, we incurred charges relating to a make-whole provision and tender premiums of $46.3 million and debt issuance costs of $1.7 million resulting from the early redemption of our 2022 and 2023 Notes.
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

During the twelve weeks ended October 9, 2021, we repurchased 1.1 million shares of our common stock at an aggregate cost of $228.3 million, or an average price of $205.65 per share, in connection with our share repurchase program. During the twelve weeks ended October 3, 2020, we repurchased 0.7 million shares of our common stock at an aggregate cost of $109.6 million, or an average price of $153.06 per share, in connection with our share repurchase program. During the forty weeks ended October 9, 2021 and October 3, 2020, we repurchased 4.2 million and 0.9 million shares of our common stock under our share repurchase program. The shares repurchased in connection with our share repurchase program during the forty weeks ended October 9, 2021 and October 3, 2020 were at an aggregate cost of $791.7 million and $138.6 million, or an average price of $189.43 and $147.13 per share. We had $640.5 million remaining under our share repurchase program as of October 9, 2021.

Analysis of Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities:

	Forty Weeks Ended
(in thousands)	October 9, 2021	October 3, 2020
Cash flows provided by operating activities	$924,936	$809,218
Cash flows used in investing activities	(188,881)	(191,948)
Cash flows (used in) provided by financing activities	(968,738)	33,460
Effect of exchange rate changes on cash	2,336	(1,190)
Net (decrease) increase in Cash and cash equivalents	$(230,347)	$649,540

Operating Activities

For the forty weeks ended October 9, 2021, Cash flows provided by operating activities increased by $115.7 million to $924.9 million compared with the same period of the prior year. The net increase in cash flows provided by operating activities compared with the prior year was primarily driven by the increased cash generated from operations due to higher sales.

Investing Activities

For the forty weeks ended October 9, 2021, Cash flows used in investing activities decreased by $3.1 million to $188.9 million compared with the same period of the prior year. Cash used in investing activities for the forty weeks ended October 9, 2021 consisted primarily of purchases of property and equipment of $191.0 million primarily driven by investments in information technology as we remain focused on the complete back office integration throughout the enterprise and supply chain.

Financing Activities

For the forty weeks ended October 9, 2021, Cash flows used in financing activities was $968.7 million, a decrease of $1,002.2 million compared with the same period of the prior year. The change over prior year was primarily attributable to the repurchase of $791.7 million of common stock under our share repurchase program and dividends paid of $160.9 million during the forty weeks ended October 9, 2021 compared with share repurchases of $138.6 million of common stock under our share repurchase program and dividends paid of $56.2 million for the forty weeks ended October 3, 2020.

Our Board of Directors has declared a quarterly cash dividend since 2006. Any payments of dividends in the future will be at the discretion of our Board of Directors and will depend upon our results of operations, cash flows, capital requirements and other factors deemed relevant by our Board of Directors. On November 9, 2021, we declared a regular cash dividend of $1.00 per share to be paid on January 3, 2022 to all common stockholders of record as of December 17, 2021.

Long-Term Debt

As of October 9, 2021, we had a credit rating from Standard & Poor’s of BBB- and from Moody’s Investor Service of Baa2. The current outlooks by Standard & Poor’s and Moody’s are positive and stable. The current pricing grid used to determine our borrowing rate under the Credit Agreement is based on our credit ratings. If these credit ratings decline, our interest rate on outstanding balances may increase and our access to additional financing on favorable terms may be limited. In addition, declines could reduce the attractiveness of certain vendor payment programs whereby third-party institutions finance arrangements to our vendors based on our credit rating, which could result in increased working capital requirements. Conversely, if these credit ratings improve, our interest rate may decrease.

On November 9, 2021, we entered into a new credit agreement (the “2021 Credit Agreement”). For additional information on our Long-term debt and the 2021 Credit Agreement, refer to Note 6, Long-term Debt and Fair Value of Financial Instruments and Note 12, Subsequent Events of the Notes to the Condensed Consolidated Financial Statements included herein.

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

During the forty weeks ended October 9, 2021, there were no changes to the critical accounting policies discussed in our 2020 Form 10-K. For a complete discussion of our critical accounting policies, refer to the 2020 Form 10-K.

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

Summarized Financial Information

Balance Sheets
	Issuer and Guarantor Subsidiaries
(in millions)	October 9, 2021	January 2, 2021
Assets
Current assets (1)	$5,472.8	$5,796.3
Non-current assets (2)	$5,519.7	$5,395.4
Liabilities
Current liabilities	$4,674.5	$4,539.1
Intercompany payables, net due to Non-Guarantor Subsidiaries	$173.0	$290.7
Other non-current liabilities	$3,560.4	$3,401.7
(1)Current assets includes $4,214.0 million and $4,318.6 million of Inventories as of October 9, 2021 and January 2, 2021.
(2)Non-current assets includes $1,564.4 million and $1,585.9 million of Goodwill and Intangible assets, net as of October 9, 2021 and January 2, 2021.

Statements of Operations
	Issuer and Guarantor Subsidiaries
	Forty Weeks Ended	Fifty-Three Weeks Ended
(in millions)	October 9, 2021	January 2, 2021
Net sales	$8,276.9	$9,735.8
Gross profit	$3,704.9	$4,335.1
Operating income	$718.4	$687.8
Income before provision for income taxes	$696.1	$598.0
Net income	$527.8	$453.4

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

Our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of October 9, 2021. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our quarter ended October 9, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

Please refer to Note 12, Subsequent Events of the Notes to the Condensed Consolidated Financial Statements included herein for material legal proceedings.

ITEM 1A.RISK FACTORS

Please refer to “Item 1A. Risk Factors” found in our 2020 Form 10-K filed for the year ended January 2, 2021, as updated by our subsequent filings with the SEC, for risks that, if they were to occur, could materially adversely affect our business, financial condition, results of operations, cash flows and future prospects, which could in turn materially affect the price of our common stock.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth the information with respect to repurchases of our common stock for the quarter ended October 9, 2021:

	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2) (in thousands)
July 18, 2021 to August 14, 2021	382,871	$209.15	382,707	$788,800
August 15, 2021 to September 11, 2021	652,631	$204.42	643,687	$657,247
September 12, 2021 to October 9, 2021	84,010	$199.46	83,936	$640,505
Total	1,119,512	$205.67	1,110,330

(1)The aggregate cost of repurchasing shares in connection with the net settlement of shares issued as a result of the vesting of restricted stock units was $1.9 million, or an average price of $207.68 per share, during the twelve weeks ended October 9, 2021.
(2)On April 19, 2021, our Board of Directors authorized an additional $1.0 billion share repurchase program. This new authorization was incremental to the $700.0 million share repurchase program that was authorized by our Board of Directors in November 2019.

ITEM 6.EXHIBITS

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith
3.1	Restated Certificate of Incorporation of Advance Auto Parts, Inc., effective May 24, 2017.	10-Q	3.1	8/14/2018
3.2	Amended and Restated Bylaws of Advance Auto Parts, Inc., effective August 12, 2020.	10-Q	3.2	8/18/2020
10.1	Credit Agreement, dated as of November 9, 2021, among Advance Auto Parts, Inc., Advance Stores Company, Incorporated, the lenders party thereto, and Bank of America, N.A., as Administrative Agent.	8-K	10.1	11/15/2021
10.2	Guarantee Agreement, dated as of November 9, 2021, among Advance Auto Parts, Inc., the guarantors from time to time party thereto and Bank of America, N.A., as administrative agent for the lenders.	8-K	10.2	11/15/2021
22.1	List of the Issuer and its Guarantor Subsidiaries.				X
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X
104.1	Cover Page Interactive Data file (Embedded within Inline XBRL Documents and Included in Exhibit 101.)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCE AUTO PARTS, INC.

Date: November 16, 2021	/s/ Jeffrey W. Shepherd
Jeffrey W. Shepherd Executive Vice President, Chief Financial Officer