Form 10-K
period 2022-01-01
ADVANCE AUTO PARTS INC
filed 2022-02-15
CIK 1158449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-K
________________________________________________

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 1, 2022

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

4200 Six Forks Road, Raleigh, North Carolina 27609
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

As of the last business day of the registrant’s most recently completed second fiscal quarter, July 17, 2021, the aggregate market value of common stock held by non-affiliates of the registrant was $13,033,791,636, based on the last sales price on July 17, 2021, as reported by the New York Stock Exchange.

As of February 11, 2022, the number of shares of the registrant’s common stock outstanding was 61,097,579 shares.

Documents Incorporated by Reference:

Portions of the registrant’s definitive proxy statement for its 2021 Annual Meeting of Stockholders, to be held on May 19, 2022, are incorporated by reference into Part III of this Form 10-K.

FORWARD-LOOKING STATEMENTS

Certain statements herein are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are usually identifiable by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “likely,” “may,” “plan,” “position,” “possible,” “potential,” “probable,” “project,” “should,” “strategy,” “will,” or similar language. All statements other than statements of historical fact are forward-looking statements, including, but not limited to, statements about our strategic initiatives, operational plans and objectives, expectations for economic conditions and recovery and future business and financial performance, as well as statements regarding underlying assumptions related thereto. Forward-looking statements reflect our views based on historical results, current information and assumptions related to future developments. Except as may be required by law, we undertake no obligation to update any forward-looking statements made herein. Forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those projected or implied by the forward-looking statements. They include, among others, factors related to the timing and implementation of strategic initiatives, the highly competitive nature of our industry, demand for our products and services, complexities in our inventory and supply chain, challenges with transforming and growing our business and factors related to the current global COVID-19 pandemic. Therefore, you should not place undue reliance on those statements. Please refer to “Item 1A. Risk Factors” included in this report and other filings made by us with the Securities and Exchange Commission (“SEC”) for a description of these and other risks and uncertainties that could cause actual results to differ materially from those projected or implied by the forward-looking statements.

PART I

Item 1.    Business.

Unless the context otherwise requires, “Advance,” “we,” “us,” “our,” and similar terms refer to Advance Auto Parts, Inc., its subsidiaries and their respective operations on a consolidated basis. Our fiscal year consists of 52 or 53 weeks ending on the Saturday closest to December 31st of each year. Our fiscal year ended January 1, 2022 (“2021”) included 52 weeks of operations. Fiscal year ended January 2, 2021 (“2020”) included 53 weeks of operations and fiscal year ended December 28, 2019 (“2019”) included 52 weeks of operations.

Overview

We are a leading automotive aftermarket parts provider in North America, serving both professional installers (“professional”) and “do-it-yourself” (“DIY”) customers, as well as independently owned operators. Our stores and branches offer a broad selection of brand name, original equipment manufacturer (“OEM”) and brand owned automotive replacement parts, accessories, batteries and maintenance items for domestic and imported cars, vans, sport utility vehicles and light and heavy duty trucks. As of January 1, 2022, we operated 4,706 total stores and 266 branches primarily under the trade names “Advance Auto Parts,” “Autopart International,” “Carquest” and “Worldpac.”

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

Advance Auto Parts — Our 4,308 stores as of January 1, 2022 are generally located in freestanding buildings with a focus on both professional and DIY customers. The average size of an Advance Auto Parts store is approximately 7,700 square feet. These stores carry a wide variety of products serving aftermarket auto part needs for both domestic and import vehicles. Our Advance Auto Parts stores carry a product offering of approximately 21,000 stock keeping units (“SKUs”), generally consisting of a custom mix of products based on each store’s respective market. Supplementing the inventory on-hand at our stores, less common SKUs are available in many of our larger stores (known as “HUB” stores). These additional SKUs are typically available on a same-day or next-day basis.

Autopart International (“AI”) — Our 51 stores as of January 1, 2022 operate primarily in the Northeastern and Mid-Atlantic regions of the United States with a focus on professional customers. These stores specialize in imported aftermarket and owned brand auto parts. AI stores offer approximately 52,000 SKUs.

Carquest — Our 347 stores as of January 1, 2022, including 148 stores in Canada, are generally located in freestanding buildings with a primary focus on professional customers, but also serve DIY customers. The average size of a Carquest store is approximately 7,200 square feet. These stores carry a wide variety of products serving the aftermarket auto part needs for both domestic and import vehicles with a product offering of approximately 25,000 SKUs. As of January 1, 2022, Carquest also served 1,317 independently owned stores that operate under the Carquest name.

Worldpac — Our 266 branches as of January 1, 2022 principally serve professional customers utilizing an efficient and sophisticated online ordering and fulfillment system. Worldpac branches are generally larger than our other store locations, averaging approximately 19,900 square feet in size. Worldpac specializes in imported OEM parts. Worldpac’s complete product offering includes over 273,000 SKUs for import and domestic vehicles.

As part of our transformation efforts, through January 1, 2022 we have converted 88 AI stores into Worldpac operations. Certain converted AI locations will remain branded as AI going forward. Under our current strategic business plan, we plan to continue integrating the operations of AI and Worldpac.

Store Development

The key factors used in selecting sites and market locations in which we operate include population, demographics, traffic count, vehicle profile, number and strength of competitors’ stores and the cost of real estate. As of January 1, 2022, 4,801 stores and branches were located in 49 U.S. states and two U.S. territories, and 171 stores and branches were located in nine Canadian provinces.

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

Our Customers

Our professional customers consist primarily of customers for whom we deliver products from our store or branch locations to their places of business, including garages, service stations and auto dealers. Our professional sales represented approximately 58%, 57% and 60% of our sales in 2021, 2020 and 2019. We also serve 1,317 independently owned Carquest stores with shipments directly from our distribution centers. Our DIY customers are primarily served through our stores, but can also order online to pick up merchandise at a conveniently located store or have their purchases shipped directly to them. Except where prohibited, we also provide a variety of services at our stores free of charge to our customers, including:

•Battery and wiper installation;
•Check engine light scanning;
•Electrical system testing, including batteries, starters and alternators;
•“How-To” video clinics;
•Oil and battery recycling; and
•Loaner tool programs.

We also serve our customers online at www.AdvanceAutoParts.com. Our professional customers can conveniently place their orders electronically, including through MyAdvance.com, by phone, or in-store, and we deliver products from our stores or branch locations to their places of business.

Supply Chain

Our supply chain consists of a network of distribution centers, HUBs, stores and branches that enable us to provide same-day or next-day availability to our customers. As of January 1, 2022, we operated 52 distribution centers, ranging in size from approximately 51,000 to 943,000 square feet with total square footage of approximately 12.2 million, including one distribution center dedicated to reclamations.

Merchandise, Marketing and Advertising

In 2021, we purchased merchandise from over 1,200 vendors, with no single vendor accounting for more than 10% of purchases. Our purchasing strategy involves negotiating agreements to purchase merchandise over a specified period of time along with other provisions, including pricing, volume and payment terms.

Our merchandising strategy is to carry a broad selection of high quality and reputable brand name automotive parts and accessories that we believe will appeal to our professional customers and also generate DIY customer traffic. Some of our brands include Bosch®, Castrol®, Dayco®, Denso®, Fram®, Gates®, Meguiar’sTM, Mobil 1TM, Moog®, Monroe®, NGK®, Prestone®, Purolator®, Trico® and Wagner®. In addition to these branded products, we stock a wide selection of high-quality brand owned products with a goal of appealing to value-conscious customers. These lines of merchandise include chemicals, interior automotive accessories, batteries and parts under various brand owned names such as Autocraft®, Autopart International®, Driveworks®, Tough One® and Wearever® as well as the Carquest® brand.

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

Our marketing and advertising program is designed to drive brand awareness, consideration by consumers and omnichannel traffic by position in the aftermarket auto parts category. We strive to exceed our customers’ expectations end-to-end through a comprehensive online and in-store pick up experience, extensive parts assortment, quality brands, experienced parts professionals, professional programs that are designed to build loyalty with our customers and our DIY customer loyalty program. Our DIY campaign was developed around a multi-channel communications plan that brings together radio, television, digital marketing, social media, sponsorships, store execution, public relations and Speed Perks.

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

Human Capital Management

We believe our People are Our Best Part, and we have adopted six Cultural Beliefs to help us foster a culture that fully engages our team members with our business: Speak Up, Be Accountable, Take Action, Move Forward, Grow Talent and Champion Inclusion. Our Cultural Belief of Grow Talent highlights the importance to us of developing our team members in their careers, and we seek to not only recruit the best talent, but also retain and promote the best talent. Through another Cultural Belief, Champion Inclusion, we seek to fully leverage the ideas and talents of all our team members in caring for our customers and each other. We encourage our team members to Speak Up and promote their engagement through a variety of programs and networks within our organization.

As of January 1, 2022, we employed approximately 41,000 full-time team members and approximately 27,000 part-time team members. Our workforce consisted of 83% of our team members employed in store-level operations, 11% employed in distribution and 6% employed in our corporate offices. As of January 1, 2022, approximately 1% of our team members were represented by labor unions.

Additional information about our human capital resources can be found in our Corporate Sustainability and Social Report, which is available on our website. Our Corporate Sustainability and Social Report is not, and will not be deemed to be, a part of this Annual Report on Form 10-K or incorporated by reference into any of our other filings with the SEC.

Intellectual Property

We own a number of trade names, service marks and trademarks, including “Advance Auto Parts®,” “Advance Same Day®,” “Autopart International®,” “Carquest®,” “CARQUEST Technical Institute®,” “DieHard®,” “DriverSide®,” “MotoLogic®,” “MotoShop®,” “speedDIAL®,” “TECH-NET Professional Auto Service®” and “Worldpac®” for use in connection with the automotive parts business. In addition, we own and have registered a number of trademarks for our owned brands. We believe that these trade names, service marks and trademarks are important to our merchandising strategy. We do not know of any infringing uses that would materially affect the use of these trade names and marks and we actively defend and enforce them.

Competition

We operate in both the professional and DIY markets of the automotive aftermarket industry. Our primary competitors are (i) both national and regional chains of automotive parts stores, including AutoZone, Inc., NAPA, O’Reilly Automotive, Inc., The Pep Boys-Manny, Moe & Jack and Auto Plus (formerly Uni-Select USA, Inc.), (ii) internet-based retailers, (iii) discount stores and mass merchandisers that carry automotive products, (iv) wholesalers or jobbers stores, including those associated with national parts distributors or associations, (v) independently owned stores and (vi) automobile dealers that supply parts. We believe that chains of automotive parts stores that, like us, have multiple locations in one or more markets, have competitive advantages in customer service, marketing, inventory selection, purchasing and distribution compared with independent retailers and jobbers that are not part of a chain or associated with other retailers or jobbers. The principal methods of competition in our business include brand recognition, customer service, product offerings, availability, quality, price and store location.

Environmental and Other Regulatory Matters

We are subject to various federal, state and local laws and governmental regulations relating to the operation of our business, including those governing collection, transportation and recycling of automotive lead-acid batteries, used motor oil and other recyclable items and ownership and operation of real property. We sell products containing hazardous materials as part of our business. In addition, our customers may bring automotive lead-acid batteries, used motor oil or other recyclable items onto our properties. We currently provide collection and recycling programs for used lead-acid batteries, used oil and other recyclable items at a majority of our stores as a service to our customers. Pursuant to agreements with third-party vendors, lead-acid batteries, used motor oil and other recyclable items are collected by our team members, deposited onto pallets or into vendor supplied containers and stored by us until collected by the third-party vendors for recycling or proper disposal. The terms of our contracts with third-party vendors require that they are in compliance with all applicable laws and regulations. Our third-party vendors who arrange for the removal, disposal, treatment or other handling of hazardous or toxic substances may be liable for the costs of removal or remediation at any affected disposal, treatment or other site affected by such substances. Based on our experience, we do not believe that there are any material environmental costs associated with the current business practice of accepting lead-acid batteries, used oil and other recyclable items as these costs are borne by the respective third-party vendors.

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

We are also subject to numerous regulations including those related to labor and employment, discrimination, anti-bribery/anti-corruption, product quality and safety standards, data privacy and taxes. Compliance with any such laws and regulations has not had a material adverse effect on our operations to date. For more information, see the following disclosures in “Part I. Item 1A. Risk Factors” elsewhere in this report.

Available Information

Our Internet address is www.AdvanceAutoParts.com. Our website and the information contained therein or linked thereto are not part of this Annual Report on Form 10-K for 2021. We make available free of charge through our Investor Relations website, located at ir.advanceautoparts.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, registration statements and amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934 (“Exchange Act”) as soon as reasonably practicable after we electronically file such materials with, or furnish them to the SEC. The SEC maintains a website that contains reports, proxy statements and other information regarding issuers that file electronically with the SEC. These materials may be obtained electronically by accessing the SEC’s website at www.sec.gov.

Item 1A. Risk Factors.

You should consider carefully the risks and uncertainties described below together with the other information included in this Annual Report on Form 10-K, including without limitation our consolidated financial statements and related notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies”. The occurrence of any of the following risks could materially adversely affect our business, financial condition, results of operations, cash flows and future prospects, which could in turn materially affect the price of our common stock.

Risks Related to Our Operations and Growth Strategy

If we are unable to successfully implement our business strategy, our business, financial condition, results of operations and cash flows could be adversely affected.

We have identified several initiatives as part of our business strategy to increase sales, expand margins, drive accelerated growth and deliver strong relative total shareholder return. We are currently making and expect to continue to make significant investments to pursue our strategic initiatives. If we are unable to implement our strategic initiatives efficiently and effectively, our business, financial condition, results of operations and cash flows could be adversely affected. We could also be adversely affected if we have not appropriately prioritized and balanced our initiatives or if we are unable to effectively manage change throughout our organization. Implementing strategic initiatives could disrupt or reduce the efficiency of our operations and may not provide the anticipated benefits, or may provide them on a delayed schedule or at a higher cost. These risks increase when significant changes are undertaken.

If we are unable to successfully implement our growth strategy, keep existing store locations or open new locations in desirable places on favorable terms, it could adversely affect our business, financial condition, results of operations and cash flows.

We intend to continue to expand the markets we serve as part of our growth strategy, which may include opening new stores or branches, as well as expansion of our online business. We may also grow our business through strategic acquisitions. As we expand our market presence, it becomes more critical that we have consistent and effective execution across all of our locations and brands. We are unsure whether we will be able to open and operate new locations on a timely or sufficiently profitable basis, or that opening new locations in markets we already serve will not harm the profitability or comparable store sales of existing locations. The newly opened and existing locations’ profitability will depend on the competition we face as well as our ability to properly stock, market and price the products desired by customers in these markets. The actual number and format of any new locations to be opened and the success of our growth strategy will depend on a number of factors, including, among other things:

•the availability of desirable locations;
•the negotiation of acceptable lease or purchase terms for new locations;
•the availability of financial resources, including access to capital at cost-effective interest rates;
•our ability to expand our online offerings and sales; and
•our ability to manage the expansion and to hire, train and retain qualified team members.

We compete with other retailers and businesses for suitable locations for our stores. Local land use and zoning regulations, environmental regulations and other regulatory requirements may impact our ability to find suitable locations and influence the cost of constructing, renovating and operating our stores. In addition, real estate, zoning, construction and other delays may adversely affect store openings and renovations and increase our costs. For example, during 2021 we experienced significant delays associated with our planned opening of 109 new locations in California, primarily as a result of permitting challenges related to the COVID-19 pandemic, and such delays increased our costs and resulted in significant lost sales opportunities. Further, changing local demographics at existing store locations may adversely affect revenue and profitability levels at those stores. The termination or expiration of leases at existing store locations may adversely affect us if the renewal terms of those leases are unacceptable to us and we are forced to close or relocate stores. If we determine to close or relocate a store subject to a lease, we may remain obligated under the applicable lease for the balance of the lease term. In addition to potentially incurring costs related to lease obligations, we may also incur severance or other facility closure costs for stores that are closed or relocated.

Omnichannel growth in our business is complex and if we are unable to successfully maintain a relevant omnichannel experience for our customers, our sales and results of operations could adversely be impacted.

Our business has become increasingly omnichannel as we strive to deliver a seamless shopping experience to our customers through both online and in-store shopping experiences. Operating an e-commerce platform is a complex undertaking and exposes us to risks and difficulties frequently experienced by internet-based businesses, including risks related to our ability to attract and retain customers on a cost-effective basis and our ability to operate, support, expand and develop our internet operations, website, mobile applications and software and other related operational systems. Continuing to improve our e-commerce platform involves substantial investment of capital and resources, increasing supply chain and distribution capabilities, attracting, developing and retaining qualified personnel with relevant subject matter expertise and effectively managing and improving the customer experience. Omnichannel and e-commerce retail are competitive and evolving environments. Insufficient, untimely or inadequately prioritized or ineffectively implemented investments could significantly impact our profitability and growth and affect our ability to attract new customers, as well as maintain our existing ones.

Enhancing the customer experience through omnichannel programs such as buy-online-pickup-in-store, new or expanded delivery options, the ability to shop through a mobile application or other similar programs depends in part on the effectiveness of our inventory management processes and systems, the effectiveness of our merchandising strategy and mix, our supply chain and distribution capabilities, and the timing and effectiveness of our marketing activities, particularly our promotions. Costs associated with implementing omnichannel initiatives may be higher than expected, and the initiatives may not result in increased sales, including same store sales, customer traffic, customer loyalty or other anticipated results. Website downtime and other technology disruptions in our e-commerce platform, including interruptions due to cyber-related issues or natural disasters, as well as supply and distribution delays and other related issues may affect the successful operation of our e-commerce platform. If we are not able to successfully operate or improve our e-commerce platform and omnichannel business, we may not be able to provide a relevant shopping experience or improve customer traffic, sales or margins, and our reputation, operations, financial condition, results of operations and cash flows could be materially adversely affected.

If we are unable to successfully integrate future acquisitions into our existing operations or implement joint ventures or other strategic relationships, it could adversely affect our business, financial condition, results of operations and cash flows.

We expect to continue to make strategic acquisitions and enter into strategic relationships as an element of our growth strategy. Acquisitions, joint ventures and other strategic relationships involve certain risks that could cause our growth and profitability to differ from our expectations. The success of these acquisitions and relationships depends on a number of factors, including, among other things:

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
•significant transaction or integration costs that may not be offset by the synergies or other benefits achieved in the near term, or at all;
•additional operational risks, such as those associated with doing business internationally or expanding operations into new territories, geographies or channels, that may become applicable to us; and
•loss contingencies that we may assume or become subject to, whether known or unknown, of acquired companies, which could relate to past, present or future facts, events, circumstances or occurrences.

If we experience difficulties implementing various information systems, our ability to conduct our business could be negatively impacted.

We are dependent on information systems to facilitate the day-to-day operations of the business and to produce timely, accurate and reliable information on financial and operational results. We are in process of implementing various information systems, including additional modules within our new ERP. These implementations will require significant investment of human and financial resources, and we may experience significant delays, increased costs and other difficulties with these projects. Any significant disruption or deficiency in the design and implementation of these information systems could adversely affect our ability to process orders, ship products, send invoices and track payments, fulfill contractual obligations or otherwise operate our business. While we have invested meaningful resources in planning, project management and training, additional and serious implementation issues may arise as we integrate onto these new information systems that may disrupt our operations and negatively impact our business, financial condition, results of operations and cash flows.

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

We are dependent on our vendors continuing to supply us quality products on payment terms that are favorable to us. If our merchandise offerings do not meet our customers’ expectations regarding safety, innovation and quality, we could experience lost sales, increased costs and exposure to legal and reputational risk. Our suppliers are subject to applicable product safety laws, and we are dependent on them to ensure that the products we buy comply with all safety and quality standards. Events that give rise to actual, potential or perceived product safety concerns could expose us to government enforcement action and private litigation and result in costly product recalls and other liabilities. To the extent our suppliers are subject to additional government regulation of their product design and/or manufacturing processes, the cost of the merchandise we purchase may rise. In addition, negative customer perceptions regarding the safety or quality of the products we sell could cause our customers to seek alternative sources for their needs, resulting in lost sales. In those circumstances, it may be difficult and costly for us to regain the confidence of our customers.

Our reliance on suppliers, including freight carriers and other third parties in our global supply chain, subjects us to various risks and uncertainties which could adversely affect our financial results.

We source the products we sell from a wide variety of domestic and international suppliers, and place significant reliance upon various third parties to transport, store and distribute those products to our distribution centers, stores and customers. Our financial results depend on us securing acceptable terms with our suppliers for, among other things, the price of merchandise we purchase from them, funding for various forms of promotional programs, payment terms and terms covering returns and factory warranties. To varying degrees, our suppliers may be able to leverage their competitive advantages - for example, their financial strength, the strength of their brand with customers, their own stores or online channels or their relationships with other retailers - to our commercial disadvantage. Generally, our ability to negotiate favorable terms with our suppliers is more difficult with suppliers for whom our purchases represent a smaller proportion of their total revenues, consequently impacting our profitability from such vendor relationships. We have established standards for product safety and quality and workplace standards that we require all our suppliers to meet. We do not condone human trafficking, forced labor, child labor, harassment or abuse of any kind, and we expect our suppliers to operate within these same principles. Our ability to find qualified suppliers who can supply products in a timely and efficient manner that meet our standards can be challenging. Suppliers may also fail to invest adequately in design, production or distribution facilities, may reduce their customer incentives, advertising and promotional activities or change their pricing policies. If we encounter any of these issues with our suppliers, our business, financial condition, results of operations and cash flows could be adversely impacted.

In addition, our suppliers, including those within our global supply chain, are impacted by global conditions that in turn may impact our ability to source merchandise at competitive prices or timely supply product at levels adequate to meet consumer demand. For example, the recent surges in consumer demand, shortages of raw materials and disruptions to the global supply chain resulting from lack of carrier capacity, labor shortages, port congestion and /or closures, amongst other factors, have negatively impacted costs and inventory availability and may continue to have a negative impact on future results and profitability. As suppliers increase prices charged to us for products, including transportation and distribution, as a result of these or other factors, it may negatively impact our results. If we experience transitions or changeover with any of our significant vendors, or if they experience financial difficulties or otherwise are unable to deliver merchandise to us on a timely basis, or at all, we could have product shortages in our stores that could adversely affect customers’ perceptions of us and cause us to lose customers and sales.

We depend on the services of many qualified executives and other team members, whom we may not be able to attract, develop and retain.

Our success depends to a significant extent on the continued engagement, services and experience of our executives and other team members. We may not be able to retain our current executives and other key team members or attract and retain additional qualified executives and team members who may be needed in the future. Our ability to attract, develop and retain an adequate number of qualified team members depends on factors such as employee morale, our reputation, competition from other employers, availability of qualified personnel, our ability to offer competitive compensation and benefit packages and our ability to maintain a safe working environment. For example, during 2021, we experienced unusually low availability of workers, which we believe was primarily attributable to COVID-19 pandemic related factors and in turn has created increased competition in labor markets. Disruptions and heightened competition like those experienced during 2021 may increase our costs, impact our ability to serve customers and otherwise affect our business operations. We also believe our future success will depend in part upon our ability to attract and retain highly skilled personnel for whom the market is highly competitive, particularly for individuals with certain types of technical skills. Failure to recruit or retain qualified employees may impair our efficiency and effectiveness and our ability to pursue growth opportunities. Additionally, turnover in executive or other key positions can disrupt progress in implementing business strategies, result in a loss of institutional knowledge, cause other team members to take on substantially more responsibility, resulting in greater workload demands and diverting attention away from key areas of the business, or otherwise negatively impact our growth prospects or future operating results.

We operate in a competitive labor market and there is a risk that market increases in compensation could have an adverse effect on our profitability. Market or government regulated increases to employee hourly wage rates, along with our ability to implement corresponding adjustments within our labor model and wage rates, could have a significant impact to the profitability of our business. In addition, approximately 1% of our team members are represented by unions. If these team members were to engage in a strike, work stoppage, or other slowdown, or if the terms and conditions in labor agreements were renegotiated, we could experience a disruption in our operations and higher ongoing labor costs. If we fail or are unable to maintain competitive compensation, our customer service and execution levels could suffer by reason of a declining quality of our workforce, which could adversely affect our business, financial condition, results of operations and cash flows.

Because we are involved in litigation from time to time, and are subject to numerous laws and governmental regulations, we could incur substantial judgments, fines, legal fees and other costs.

We are sometimes the subject of complaints or litigation, which may include class action litigation from customers, team members or others for various actions. From time to time, we are involved in litigation involving claims related to, among other things, breach of contract, tortious conduct, employment, discrimination, breach of laws or regulations (including The Americans With Disabilities Act), payment of wages, exposure to asbestos or potentially hazardous product, real estate and product defects. The damages sought against us in some of these litigation proceedings are substantial. Although we maintain liability insurance for some litigation claims, if one or more of the claims were to greatly exceed our insurance coverage limits or if our insurance policies do not cover a claim, this could have a material adverse effect on our business, financial condition, results of operations and cash flows. For instance, we are subject to numerous lawsuits alleging injury as a result of exposure to asbestos-containing products (see Note 13. Contingencies, of the Notes to the Consolidated Financial Statements included herein).

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

We work diligently to maintain the privacy and security of our customers, suppliers, team members and business information and the functioning of our computer systems, website and other online offerings. In the event of a security breach or other cyber security incident, we could experience adverse operational effects or interruptions and/or become subject to legal or regulatory proceedings, any of which could lead to damage to our reputation in the marketplace and substantial costs.

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

Despite our efforts, our security measures may be breached in the future due to a cyber-attack, computer malware viruses, exploitation of hardware and software vulnerabilities, team member error, malfeasance, fraudulent inducement (including so-called “social engineering” attacks and “phishing” scams) or other acts. While we have experienced threats to our data and systems, including phishing attacks, to date we are not aware that we have experienced a material cyber-security breach that has in any manner hindered our operational capabilities. Unauthorized parties may in the future obtain access to our data or the data of our customers, suppliers or team members or may otherwise cause damage to or interfere with our equipment, our data and/or our network including our supply chain. While we maintain insurance coverage that may, subject to policy terms and conditions, cover certain aspects of cyber risks, such insurance coverage may be insufficient to cover losses in any particular situation. Any breach, damage to or interference with our equipment or our network, or unauthorized access in the future could result in significant operational difficulties including legal and financial exposure and damage to our reputation that could potentially have an adverse effect on our business. While we also seek to obtain assurances that others we interact with will protect confidential information, there is always the risk that the confidentiality or accessibility of data held or utilized by others may be compromised. If a compromise of our data security or function of our computer systems or website were to occur, it could have a material adverse effect on our operating results and financial condition and possibly subject us to additional legal, regulatory and operating costs and damage our reputation in the marketplace.

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

The COVID-19 pandemic significantly impacted our business as the uncertainty, volatility and disruption of a new public health crisis emerged in 2020. In our first fiscal quarter of 2020, we experienced disruption to our normal business operations from a number of factors, including the need to rapidly adopt new health and safety measures, significant impact to demand driven by stay at home orders and uncertainty around regulatory, economic and market conditions. The onset of the COVID-19 pandemic also created significant volatility in our stock price and may continue to create volatility, which may not be reflective of our actual business and competitive position. While we have taken numerous steps to mitigate the impact of the COVID-19 pandemic on our results of operations, many uncertainties could still materially impact our business, results of operations, cash flows, and financial condition.

Uncertainty remains about the severity and duration of the COVID-19 pandemic, including whether there will be additional “waves” or other continued periods of increases or spikes in the number of COVID-19 cases in future periods; the severity and transmission rate of “variations” or future mutations of COVID-19; and the development, efficacy, distribution and adoption rates of vaccines for COVID-19 and variants thereof. COVID-19 related factors could adversely impact our ability to staff our stores or distribution centers, result in significant increased expenses related to store cleanings and team member benefits or negatively impact the operations of our suppliers, logistics or transportation providers, and our service providers or subcontractors. Additionally, while we have continued to prioritize the health and safety of our team members and customers as we continue to operate during the COVID-19 pandemic, we face an increased risk of litigation related to our operating environments and depending on the extent and severity of the COVID-19 pandemic, may incur significant increased operating costs associated with potential increases in insurance premiums, medical claims costs, and/or workers’ compensation claims costs, which could negatively affect our results of operations both during and after the COVID-19 pandemic.

While we have not experienced widespread store or distribution center closures, it is unknown how the current administration, specific locales or governmental and nongovernmental authorities of jurisdictions in which we and/or our suppliers, distributors and others that we do business with will respond to the continuation of the COVID-19 pandemic. Actions such as quarantine or shelter-in-place measures, limitations on access to unemployment compensation, vaccination or testing requirements, economic measures and other similar actions or requirements could cause disruption to our operations or those of our suppliers, distributors or others that we do business with.

If overall demand for the products we sell declines, our business, financial condition, results of operations and cash flows will suffer. Decreased demand could also negatively impact our stock price.

Overall demand for products we sell depends on many factors and may decrease due to any number of reasons, including:

•a decrease in the total number of vehicles on the road or in the number of annual miles driven or significant increase in the use of ride sharing services, because fewer vehicles means less maintenance and repairs, and lower vehicle mileage, which decreases the need for maintenance and repair;
•the economy, because as consumers reduce their discretionary spending by deferring vehicle maintenance or repair, sales may decline and as new car purchases increase, the number of cars requiring maintenance and repair may decrease;
•the weather, because milder weather conditions may lower the failure rates of automobile parts while extended periods of rain and winter precipitation may cause our customers to defer elective maintenance and repair of their vehicles; additionally, overall climate changes could create greater variability in weather events, which may result in greater volatility for our business, or lead to other significant weather conditions that could impact our business;
•the average duration of vehicle manufacturer warranties and average age of vehicles driven, because newer cars typically require fewer repairs and will be repaired by the manufacturers’ dealer networks using dealer parts pursuant to warranties (which have gradually increased in duration and/or mileage expiration over the recent past), while vehicles that are seven years old and older are generally no longer covered under manufacturers’ warranties and tend to need more maintenance and repair;
•an increase in internet-based retailers, because potentially favorable prices and ease of use of purchasing parts via other websites on the internet may decrease the need for customers to visit and purchase their aftermarket parts from our physical stores and may cause fewer customers to order aftermarket parts on our website;
•technological advances, including the rate of adoption of electric vehicles, hybrid vehicles, ride sharing services, alternative modes of transportation, autonomously driven vehicles and future legislation related thereto, and the increase in the quality of vehicles manufactured, because vehicles that need less frequent maintenance or have lower part failure rates will require less frequent repairs using aftermarket parts and, in the case of electric and hybrid vehicles, do not require or require less frequent oil changes; and
•the refusal of vehicle manufacturers to make available diagnostic, repair and maintenance information to the automotive aftermarket industry that our professional and DIY customers require to diagnose, repair and maintain their vehicles, because this may force consumers to have a majority of diagnostic work, repairs and maintenance performed by the vehicle manufacturers’ dealer networks.

We may be adversely affected by legal, regulatory or market responses regarding technological adaptation in the automotive industry.

Policy makers in the U.S. may enact legislative or regulatory proposals that would impose mandatory requirements on greenhouse gas emissions and encourage more rapid adoption of vehicles that minimize emissions. Such laws, if enacted, are likely to impact our business in a number of ways. For example, significant increases in fuel economy requirements, new federal or state restrictions on emissions of carbon dioxide or new federal or state incentive programs that may be imposed on vehicles and automobile fuels could adversely affect annual miles driven, purchases of used vehicles that are likely to have a higher need for maintenance and repair, or the relevancy of the products we sell to new vehicles coming into production. We may not be able to accurately predict, prepare for and respond to new kinds of technological innovations with respect to electric vehicles and other technologies that minimize emissions. Additionally, compliance with any new or more stringent laws or regulations, or stricter interpretations of existing laws, could require additional expenditures by us or our suppliers. Our inability to appropriately respond to such changes, adapt our business to meet evolving demands or innovate to remain competitive could adversely impact our business, financial condition, results of operations or cash flows.

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

In addition, our reputation is critical to our continued success. Customers are increasingly shopping, reading reviews and comparing products and prices online. If we fail to maintain high standards for, or receive negative publicity (whether through social media or traditional media channels) relating to, product safety and quality, as well as our integrity and reputation, we could lose customers to our competition. The products we sell are brands of our vendors and our owned brands. If the perceived quality or value of the brands we sell declines in the eyes of our customers, our results of operations could be negatively affected.

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

For the portion of our inventory manufactured and/or sourced outside the United States, geopolitical changes, changes in trade regulations or tariff rates, currency fluctuations, work stoppages, labor strikes, port delays, civil unrest, natural disasters, pandemics and other factors beyond our control may increase the cost of items we purchase or create shortages that could have a material adverse effect on our sales and profitability. In addition, unanticipated changes in consumer preferences or any unforeseen hurdles in meeting our customers’ needs for automotive products (particularly parts availability) in a timely manner could undermine our business strategy.

Deterioration of general macroeconomic conditions, including unemployment, inflation or deflation, consumer debt levels, and/or high fuel and energy costs, could have a negative impact on our business, financial condition, results of operations and cash flows due to impacts on our suppliers, customers and operating costs.

Our business depends on developing and maintaining close relationships with our suppliers and on our suppliers’ ability and willingness to sell quality products to us at favorable prices and terms. Many factors outside our control may harm these relationships and the ability or willingness of these suppliers to sell us products on favorable terms. Such factors include a general decline in the economy and economic conditions and prolonged recessionary conditions. These events could negatively affect our suppliers’ operations and make it difficult for them to obtain the credit lines or loans necessary to finance their operations in the short-term or long-term and meet our product requirements. Financial or operational difficulties that some of our suppliers may face could also increase the cost of the products we purchase from them or our ability to source products from them. We might not be able to pass our increased costs onto our customers. If our suppliers fail to develop new products, we may not be able to meet the demands of our customers and our results of operations could be negatively affected.

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

Deterioration in macroeconomic conditions or an increase in fuel costs or proposed or additional tariffs may have a negative impact on our customers’ net worth, financial resources, disposable income or willingness or ability to pay for accessories, maintenance or repairs for their vehicles, resulting in lower sales. An increase in fuel costs may also reduce the overall number of miles driven by our customers resulting in fewer parts failures and a reduced need for elective maintenance.

Rising energy prices also directly impact our operating and product costs, including our store, supply chain, professional delivery, utility and product acquisition costs.

Risks Related to Our Common Stock and Financial Condition

The market price of our common stock may be volatile and could expose us to securities class action litigation.

The stock market and the price of our common stock may be subject to wide fluctuations based upon general economic and market conditions. Downturns in the stock market may cause the price of our common stock to decline. The market price of our stock may also be affected by our ability to meet analysts’ expectations. Failure to meet such expectations, even slightly, could have an adverse effect on the price of our common stock. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against such a company. For example, in February 2018, following a significant decline in the price of our common stock, a putative class action was commenced against us, for which a settlement agreement, covered by our insurance, has been preliminarily approved by the court (see “Item 3. Legal Proceedings” of this Annual Report on Form 10-K). Such litigation could result in substantial costs and a diversion of our attention and resources, which could have an adverse effect on our business.

The amount and frequency of our share repurchases and dividend payments may fluctuate.

The amount, timing and execution of our share repurchase program may fluctuate based on our priorities for the use of cash for other purposes such as operational spending, capital spending, acquisitions or repayment of debt. Changes in cash flows, tax laws and our share price could also impact our share repurchase program and other capital activities. Additionally, decisions to return capital to stockholders, including through our repurchase program or the issuance of dividends on our common stock, remain subject to determination of our Board of Directors that any such activity is in the best interests of our stockholders and is in compliance with all applicable laws and contractual obligations.

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

In addition, our overall credit rating may be negatively impacted by deteriorating and uncertain credit markets or other factors that may or may not be within our control. The interest rates on our revolving credit facility are linked directly to our credit ratings and the interest rates on future debt we issue or incur likely would be affected by our credit ratings in effect at the time such debt is issued or incurred. Accordingly, any negative impact on our credit ratings would likely result in higher interest rates and interest expense on any borrowings under our revolving credit facility and less favorable terms on our other operating and financing arrangements, including additional debt we may issue or incur in the future. In addition, it could reduce the attractiveness of certain vendor payment programs whereby third-party institutions finance arrangements to our vendors based on our credit rating, which could result in increased working capital requirements.

Conditions and events in the global credit market could have a material adverse effect on our access to short- and long-term borrowings to finance our operations and the terms and cost of that debt. It is possible that one or more of the banks that provide us with financing under our revolving credit facility may fail to honor the terms of our existing credit facility or be financially unable to provide the unused credit as a result of significant deterioration in such bank’s financial condition. An inability to obtain sufficient financing at cost-effective rates could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The following table summarizes the location, ownership status and total square footage of space utilized for distribution centers, principal corporate offices and retail stores and branches at the end of 2021:

		Square Footage (in thousands)
	Location	Leased	Owned
Distribution centers	52 locations in 32 U.S. states and four Canadian provinces	7,825	4,401
Principal corporate offices:
Raleigh, NC	Raleigh, NC	285	—
Roanoke, VA	Roanoke, VA	265	—
Stores and branches	4,801 stores and branches in 49 U.S. states and two U.S. territories and 171 stores and branches in nine Canadian provinces	35,001	6,300

Item 3. Legal Proceedings.

On February 6, 2018, a putative class action on behalf of purchasers of our securities who purchased or otherwise acquired their securities between November 14, 2016 and August 15, 2017, inclusive (the “Class Period”), was commenced against us and certain of our current and former officers in the U.S. District Court for the District of Delaware. The plaintiff alleged that the defendants failed to disclose material adverse facts about our financial well-being, business relationships, and prospects during the alleged Class Period in violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. On February 7, 2020, the court granted in part and denied in part our motion to dismiss. On November 6, 2020, the court granted the plaintiff’s motion for class certification. On March 15, 2021, we moved for reconsideration of the order denying in part our motion to dismiss, and on October 15, 2021, we filed a motion for summary judgment, seeking full dismissal of the case. Following mediation, on November 5, 2021, the parties executed a confidential binding term sheet to settle all claims and on December 23, 2021, the parties executed a settlement agreement fully documenting their agreement. The settlement agreement received preliminary approval from the court on January 11, 2022 and remains subject to final court approval. The settlement amount of $49.3 million will be fully covered by our insurance carriers, and the settlement is subject to court approval.

Refer to discussion in Note 13. Contingencies, of the Notes to the Consolidated Financial Statements included herein for information relating to additional legal proceedings.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed on the New York Stock Exchange under the symbol “AAP.”

As of February 11, 2022, there were 281 holders of record of our common stock, which does not include the number of beneficial owners whose shares were represented by security position listings.

The following table sets forth information with respect to repurchases of our common stock for the fourth quarter ended January 1, 2022:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value that May Yet Be Purchased Under the Programs (in thousands) (2)
October 10, 2021 to November 6, 2021	53,462	$222.35	53,424	$628,625
November 7, 2021 to December 4, 2021	139,531	$226.52	131,861	$598,802
December 5, 2021 to January 1, 2022	231,438	$230.18	231,438	$545,529
Total	424,431	$228.00	416,723

(1)The aggregate cost of repurchasing shares in connection with the net settlement of shares issued as a result of the vesting of restricted stock units was $1.8 million, or an average price of $232.51 per share, during the 12 weeks ended January 1, 2022.
(2)On April 19, 2021, our Board of Directors authorized an additional $1.0 billion share repurchase program. This authorization was incremental to the $700.0 million share repurchase program that was authorized by our Board of Directors in November 2019.

Stock Price Performance

The following graph shows a comparison of the cumulative total return on our common stock, the Standard & Poor’s (“S&P”) 500 Index and the Standard & Poor’s Retail Index. The graph assumes that the value of an investment in our common stock and in each such index was $100 on December 31, 2016, and that any dividends have been reinvested. The comparison in the graph below is based solely on historical data and is not intended to forecast the possible future performance of our common stock.

COMPARISON OF CUMULATIVE TOTAL RETURN AMONG
ADVANCE AUTO PARTS, INC., S&P 500 INDEX
AND S&P RETAIL INDEX

$500.00
$400.00
$300.00
$200.00
$100.00
$0.00
12/31/16
12/30/17
12/29/18
12/28/19
01/02/21
01/01/22
Advance Auto Parts
S&P 500 Index
S&P Retail Index

Company/Index	December 31, 2016	December 30, 2017	December 29, 2018	December 28, 2019	January 2, 2021	January 1, 2022
Advance Auto Parts	$100.00	$59.07	$92.28	$94.13	$94.35	$145.95
S&P 500 Index	$100.00	$121.83	$115.49	$153.58	$181.35	$233.41
S&P Retail Index	$100.00	$129.10	$143.49	$183.63	$265.32	$411.30

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated historical financial statements and the notes to those statements that appear elsewhere in this report. Our discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the section titled “Part 1. Item 1A. Risk Factors” elsewhere in this report. The discussion of our financial condition and changes in our results of operations, liquidity and capital resources for 2020 compared with 2019 has been omitted from this Form 10-K, but are included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the fiscal year ended January 2, 2021, filed with the Securities and Exchange Commission (“SEC”) on February 22, 2021. Amounts are presented in thousands, except per share data, unless otherwise stated.

Impact of COVID-19 on Our Business

During the COVID-19 pandemic, we continue to prioritize the health, safety and wellbeing of our team members and customers; are working to drive financial performance by preserving our cash position, scrutinized planned spending and the prioritization of various initiatives; and will ensure that when the current period of crisis passes, our team will emerge even stronger. During 2021, the principal impacts of the COVID-19 pandemic on our business were related to difficulty with staffing in our distribution centers and stores as a result of direct factors, such as illness, and indirect factors, such as heightened competition for talent in a volatile labor market and supply chain disruption. In addition, we continued to take additional measures to help ensure the health, safety and wellbeing of our team members and customers, including investing in cleaning materials and testing supplies.

The COVID-19 pandemic remains an evolving situation and we continue to actively monitor developments that may cause us to take further actions as may be required by federal, state or local authorities or that we determine are in the best interests of our team members, customers, suppliers and stockholders.

Management Overview

Net sales increased 8.8% in 2021 compared with 2020, driven by an increase in comparable store sales of 10.7%. Comparable store sales exclude week 53 of 2020. Ongoing economic recovery throughout the year, namely in key urban markets where miles driven were most impacted in 2020, contributed to strong recovery of our professional business and an increase in demand in our “do-it-yourself” (“DIY”) business.

We generated Diluted earnings per share (“Diluted EPS”) of $9.55 during 2021 compared with $7.14 in 2020. When adjusted for the following non-operational items, our Adjusted diluted earnings per share (“Adjusted EPS”) in 2021 was $12.02 compared with $8.36 in 2020:

	Year Ended
	January 1, 2022	January 2, 2021
Last-in, first-out (“LIFO”) impacts	$1.42	$(0.15)
Transformation expenses	$0.73	$0.55
General Parts International, Inc. (“GPI”) amortization of acquired intangible assets	$0.32	$0.30
Other adjustments	$—	$0.52

Refer to “Reconciliation of Non-GAAP Financial Measures” for a definition and reconciliation of Adjusted EPS and other non-GAAP measures to the most directly comparable financial measures calculated and presented in accordance with GAAP.

A high-level summary of our financial results and other highlights from 2021 include:

•Net sales during 2021 were $11.0 billion, an increase of 8.8% compared with 2020, which was driven by the strong recovery in our professional business and growth in our DIY omnichannel business. Prior year Net sales included $158.5 million attributable to the additional week in 2020. Comparable store sales in 2021 increased 10.7%, which was a result positive comparable store sales across every region, with the Southwest and West having the strongest growth.
•Gross profit margin for 2021 was 44.8% of Net sales, an increase of 47 basis points compared with 2020. This increase was primarily due to improvements in category management, including strategic pricing and sourcing and owned brand expansion, partially offset by ongoing inflationary costs and unfavorable channel mix.
•Operating income for 2021 was $838.7 million, an increase of $88.8 million from 2020. As a percentage of Net sales, operating income was 7.6%, an increase of 21 basis points compared with 2020. The favorable impact in Gross profit was partially offset by increased Selling, general and administrative (“SG&A”) costs primarily driven by inflationary labor-related headwinds, as well as increased incentive compensation and start-up costs associated with new store openings. This was partially offset by a year-over-year decrease in COVID-19 expenses.
•We generated cash flow from operations of $1.11 billion during 2021, an increase of 14.7% compared with 2020, primarily due to an increase in Net income, as well as improvements related to working capital.

Refer to “Results of Operations” and “Liquidity and Capital Resources” for further details on our results.

Business and Risk Update

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
•Continued evolution of our marketing campaigns, which focus on our customers and how we serve them every day with care and speed and innovate to meet their needs, inclusive of the iconic DieHard® brand.
•Progress in the implementation of a more efficient end-to-end supply chain to deliver our broad assortment of inventory.
•Enhancement of Advance Same Day® Curbside Pick Up, Advance Same Day® Home Delivery and our mobile application and e-commerce performance.
•Actively pursuing new store openings in 2022, including through lease acquisition opportunities as available and appropriate, in existing markets and new markets, as well as expansion of our independent Carquest network.

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

While these factors tend to fluctuate, we remain confident in the long-term growth prospects for the automotive parts industry.

Results of Operations

The following table sets forth certain of our operating data expressed as a percentage of net sales for the periods indicated.

	Year Ended						2021 vs. 2020 $ Change	Basis Points	2020 vs. 2019 $ Change	Basis Points
(in millions)	January 1, 2022		January 2, 2021		December 28, 2019
Net sales	$10,998.0	100.0%	$10,106.3	100.0%	$9,709.0	100.0%	$891.7	—	$397.3	—
Cost of sales	6,069.2	55.2	5,624.7	55.7	5,454.3	56.2	444.5	(47)	170.4	(52)
Gross profit	4,928.7	44.8	4,481.6	44.3	4,254.7	43.8	447.2	47	226.9	52
SG&A	4,090.0	37.2	3,731.7	36.9	3,577.6	36.8	358.3	26	154.1	8
Operating income	838.7	7.6	749.9	7.4	677.2	7.0	88.9	21	72.8	45
Interest expense	(37.8)	(0.3)	(46.9)	(0.5)	(39.9)	(0.4)	9.1	12	(7.0)	(5)
Loss on debt extinguishment	—	—	(48.0)	(0.5)	(10.8)	(0.1)	48.0	48	(37.2)	(36)
Other income (expense), net	5.0	0.0	(4.0)	0.0	11.2	0.1	9.0	8	(15.2)	(15)
Provision for income taxes	(189.8)	(1.7)	(158.0)	(1.6)	(150.9)	(1.6)	(31.8)	(16)	(7.1)	(1)
Net income	$616.1	5.6%	$493.0	4.9%	$486.8	5.0%	$123.2	72	$6.3	(14)
Note 1: Table amounts may not foot due to rounding.
Note 2: Fiscal years 2021 and 2019 included 52 weeks. Fiscal year 2020 included 53 weeks.

Net Sales

Net sales for 2021 were $11.0 billion, an increase of $891.7 million, or 8.8%, compared with 2020, which was driven by an increase in comparable store sales of 10.7% resulting from strong recovery of our professional business and growth in our DIY omnichannel business. We experienced positive comparable store sales across every region, with the Southwest and West having the strongest growth. Net sales growth was less than comparable store sales due to 2020 including $158.5 million attributable to the 53rd week.

We calculate comparable store sales based on the change in store or branch sales starting once a location has been open for 13 complete accounting periods (approximately one year) and by including e-commerce sales. Sales to independently owned Carquest stores are excluded from our comparable store sales. Acquired stores are included in our comparable store sales once the stores have completed 13 complete accounting periods following the acquisition date. We include sales from relocated stores in comparable store sales from the original date of opening. Net sales for the 53rd week in a year are not included in the comparable sales calculation for that year. For example, our comparable sales results for 2021 compare the 52-week period in 2021 to weeks 1 through 52 reported in 2020. Comparable sales is intended only as supplemental information and is not a substitute for Net sales presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Gross Profit

Gross profit in 2021 was $4.93 billion, or 44.8% of Net sales, compared with $4.48 billion, or 44.3% of Net sales, in 2020, an increase of 47 basis points. The increase in Gross profit as a percentage of Net sales was primarily due to improvements in category management including strategic pricing and sourcing and owned brand expansion. This was partially offset by ongoing inflationary costs and unfavorable channel mix.

As a result of changes in our LIFO reserve, an increase of $122.3 million and a benefit of $13.8 million were included in Cost of sales in 2021 and 2020.

Selling, General and Administrative Expenses

SG&A for 2021 was $4.09 billion, or 37.2% of Net sales, compared with $3.73 billion, or 36.9% of Net sales, for 2020, an increase of 26 basis points. This increase as a percentage of Net sales was primarily due to increased labor and related payroll expenses resulting from inflationary labor-related headwinds, increased incentive compensation resulting from higher Net sales and start-up costs associated with our new store openings, offset by a decrease in COVID-19 expenses. The additional week in 2020 contributed $53.5 million to SG&A.

Interest Expense

Interest expense for 2021 was $37.8 million, an increase of $9.1 million compared with 2020. This increase was primarily due to the issuance of $500.0 million of our 3.900% senior unsecured notes due 2030 on April 16, 2020 and $350.0 million of our 1.750% senior unsecured notes due 2027 on September 29, 2020. Refer to Note 6. Long-term Debt and Fair Value of Financial Instruments of the Notes to the Consolidated Financial Statements included herein for further details.

Loss on Early Redemptions of Senior Unsecured Notes

During the fifty-three weeks ended January 2, 2021, we incurred charges of $48.0 million related to the early redemption of our 2022 and 2023 senior unsecured notes. Refer to Note 6. Long-term Debt and Fair Value of Financial Instruments of the Notes to the Consolidated Financial Statements included herein for further details.

Provision for Income Taxes

Our Provision for income taxes for 2021 was $189.8 million compared with $158.0 million for 2020, an increase of $31.8 million primarily due to an increase in taxable income. Our effective tax rate was 23.6% for 2021 and 24.3% for 2020. During 2021, the driver of the decrease in tax expense resulted from a benefit relating to share-based awards and greater utilization of tax credits.

Reconciliation of Non-GAAP Financial Measures

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes certain financial measures not derived in accordance with GAAP. Non-GAAP financial measures, including Adjusted net income and Adjusted EPS, should not be used as a substitute for GAAP financial measures, or considered in isolation, for the purpose of analyzing our operating performance, financial position or cash flows. We have presented these non-GAAP financial measures as we believe that the presentation of our financial results that exclude: (1) LIFO impacts; (2) transformation expenses under our strategic business plan; (3) non-cash amortization related to the acquired GPI intangible assets; and (4) other nonrecurring adjustments, are useful and indicative of our base operations because the expenses vary from period to period in terms of size, nature and significance and/or relate to store closure and consolidation activity in excess of historical levels. These measures assist in comparing our current operating results with past periods and with the operational performance of other companies in our industry. The disclosure of these measures allows investors to evaluate our performance using the same measures management uses in developing internal budgets and forecasts and in evaluating management’s compensation. Included below is a description of the expenses we have determined are not normal, recurring cash operating expenses necessary to operate our business and the rationale for why providing these measures is useful to investors as a supplement to the GAAP measures.

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

We have included a reconciliation of this information to the most comparable GAAP measures in the following table:

	Year Ended
	January 1, 2022	January 2, 2021
Net income (GAAP)	$616,108	$493,021
Cost of sales adjustments:
LIFO impacts (1)	122,303	(13,817)
Transformation expenses:
Other significant costs	2,608	3,161
SG&A adjustments:
GPI amortization of acquired intangible assets	27,587	27,337
Transformation expenses:
Restructuring costs	27,307	16,765
Third-party professional services	24,099	14,117
Other significant costs	8,796	15,965
Other income adjustment (2)	—	48,022
Provision for income taxes on adjustments (3)	(53,175)	(27,888)
Adjusted net income (Non-GAAP)	$775,633	$576,683

Diluted earnings per share (GAAP)	$9.55	$7.14
Adjustments, net of tax	2.47	1.22
Adjusted diluted earnings per share (Non-GAAP)	$12.02	$8.36
(1)For the 53 weeks ended January 2, 2021, non-GAAP expenses have been adjusted to be comparable with our 2021 presentation.
(2)During 2020, we incurred charges relating to a make-whole provision and tender premiums of $46.3 million and debt issuance costs of $1.7 million resulting from the early redemption of our 2022 and 2023 senior unsecured notes.
(3)The income tax impact of non-GAAP adjustments is calculated using the estimated tax rate in effect for the respective non-GAAP adjustments.

Liquidity and Capital Resources

Overview

Our primary cash requirements necessary to maintain our current operations include payroll and benefits, inventory purchases, contractual obligations, capital expenditures, payment of income taxes, funding of initiatives under our strategic business plan and other operational priorities. Historically, we have used available funds to repay borrowings under our credit facility, to periodically repurchase shares of our common stock under our stock repurchase program, to pay our quarterly cash dividends and for acquisitions; however, given uncertainties related to the COVID-19 pandemic, our future uses of cash may differ if our relative priorities, including the weight we place on the preservation of cash and liquidity, change. Typically, we have funded our cash requirements primarily through cash generated from operations, supplemented by borrowings under our credit facilities and notes offerings as needed. We believe funds generated from our expected results of operations, available cash and cash equivalents, and available borrowings under our credit facility will be sufficient to fund our obligations for the next year. We also believe such funds, cash and available borrowings, together with our ability to generate cash through credit facilities and notes offerings as needed, will be sufficient to fund our obligations long-term. Cash requirements for obligations next year and beyond are discussed in the “Contractual and Off Balance Sheet Obligations” section below.

Share Repurchases

In April 2021 and November 2019, our Board of Directors authorized $1.0 billion and $700.0 million for our share repurchase program. On February 8, 2022, our Board of Directors authorized an additional $1.0 billion toward the existing share repurchase program.

During 2021, we repurchased 4.6 million shares of our common stock at an aggregate cost of $886.7 million, or an average price of $192.92 per share, in connection with our share repurchase program.

We had $545.5 million remaining under our share repurchase program as of January 1, 2022. During 2020, we repurchased 3.0 million shares of our common stock at an aggregate cost of $458.5 million, or an average price of $150.65 per share, under our share repurchase program. Refer to “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for further details on our share repurchase program.

Capital Expenditures

Our primary capital requirements have been the funding of our investments in supply chain and information technology, e-commerce and maintenance of existing stores and branches. We lease approximately 83% of our stores and branches.

Our capital expenditures were $289.6 million in 2021, an increase of $22.1 million from 2020, and was primarily related to several information technology projects, including our finance enterprise resource planning system, as well as investments in supply chain and store improvements.

Our future capital requirements will depend in large part on the timing or number of the investments we make in information technology and supply chain network initiatives and existing stores and new store development (leased and owned locations) within a given year. In 2022, we anticipate that our capital expenditures related to such investments will range from $300 million to $350 million, but may vary with business conditions.

Analysis of Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities:

	Year Ended
	January 1, 2022	January 2, 2021	December 28, 2019
Cash flows provided by operating activities	$1,112,262	$969,688	$866,909
Cash flows used in investing activities	(287,314)	(266,897)	(462,939)
Cash flows used in financing activities	(1,064,112)	(285,997)	(882,153)
Effect of exchange rate changes on cash	5,600	(467)	321
Net (decrease) increase in cash and cash equivalents	$(233,564)	$416,327	$(477,862)

Operating Activities

In 2021, Net cash provided by operating activities increased $142.6 million to $1.11 billion. The net increase in cash flows provided by operating activities compared with the prior year was primarily driven by an increase in Net income, which was a result of our significant Net sales growth related to the strong recovery of our professional business and growth in our DIY omnichannel business, as well as improvements in working capital. In the current year, working capital included an increase in cash provided by Accrued expenses and Accounts payable, partially offset by an increase in cash used by Inventories. Refer to “Results of Operations” for further details on our results.

Investing Activities

In 2021, Net cash used in investing activities increased by $20.4 million to $287.3 million compared with 2020. Cash used in investing activities for 2021 consisted primarily of purchases of property and equipment, which was comparable with capital expenditures in 2020.

Financing Activities

In 2021, Net cash used in financing activities increased by $778.1 million to $1.06 billion compared with 2020, primarily due to higher share repurchase activity of $436.5 million and an increase of quarterly dividends per share.

Our Board of Directors has declared a quarterly cash dividend since 2006. Any payments of dividends in the future will be at the discretion of our Board of Directors and will depend upon our results of operations, cash flows, capital requirements and other factors deemed relevant by our Board of Directors. On February 14, 2022, our Board of Directors declared a quarterly cash dividend of $1.50 per share to be paid on April 1, 2022 to shareholders of record as of March 18, 2022.

Long-Term Debt

As of January 1, 2022, we had a credit rating from the S&P of BBB- and from Moody’s Investor Service of Baa2. The current outlooks by the S&P and Moody’s are both stable. The current pricing grid used to determine our borrowing rate under our revolving credit facility is based on our credit ratings. If these credit ratings decline, our interest rate on outstanding balances may increase and our access to additional financing on favorable terms may be limited. In addition, it could reduce the attractiveness of certain vendor payment programs whereby third-party institutions finance arrangements to our vendors based on our credit rating, which could result in increased working capital requirements. Conversely, if these credit ratings improve, our interest rate may decrease.

With respect to all senior unsecured notes for which Advance Auto Parts, Inc. (“Issuer”) is an issuer or provides full and unconditional guarantee, Advance Stores, a wholly owned subsidiary of the Issuer, serves as the guarantor (“Guarantor Subsidiary”). The subsidiary guarantees related to our senior unsecured notes are full and unconditional and joint and several, and there are no restrictions on the ability of the Issuer to obtain funds from its Guarantor Subsidiary. Our captive insurance subsidiary, an insignificant wholly owned subsidiary of the Issuer, does not serve as guarantor of our senior unsecured notes.

For additional information on transactions entered into relating to Long-term debt during the fifty-two weeks ended January 1, 2022, refer to Note 6. Long-term Debt and Fair Value of Financial Instruments of the Notes to the Consolidated Financial Statements included herein.

Contractual and Off Balance Sheet Obligations

We enter into operating leases for certain store locations, distribution centers, office spaces, equipment and vehicles. Our property leases generally contain renewal and escalation clauses and other concessions. These provisions are considered in our calculation of our minimum lease payments that are recognized as expense on a straight-line basis over the applicable lease term. Any lease payments that are based upon an existing index or rate are included in our minimum lease payment calculations. As of January 1, 2022, our operating lease obligations were $2.80 billion. As of January 1, 2022, our long-term debt, consisting of senior unsecured notes with varying maturities through 2030, was $1.04 billion. Interest payable related to long-term debt was $219.9 million as of January 1, 2022. As part of our normal operations, we enter into purchase commitments primarily for the purchase of goods or services that are enforceable, legally binding and specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. As of January 1, 2022, our purchase commitments were $70.3 million.

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

Vendor Incentives

We receive incentives in the form of reductions to amounts owed and/or payments from vendors related to volume rebates and other promotional considerations. Many of these incentives are under agreements with terms in excess of one year, while others are negotiated on an annual basis or less. Advertising allowances provided as a reimbursement of specific, incremental and identifiable costs incurred to promote a vendor’s products are included as an offset to SG&A when the cost is incurred. Volume rebates and vendor promotional allowances that do not meet the requirements for offsetting in SG&A and that are earned based on inventory purchases are initially recorded as a reduction to inventory. These deferred amounts are recorded as a reduction to Cost of sales as the inventory is sold.

Vendor promotional allowances provided as a reimbursement of specific, incremental and identifiable costs incurred to promote a vendor’s products are included as an offset to SG&A when the cost is incurred if the fair value of that benefit can be reasonably estimated. Certain of our vendor agreements contain purchase volume incentives that provide for increased funding when graduated purchase volumes are met. Amounts accrued throughout the year could be impacted if actual purchase volumes differ from projected annual purchase volumes. Periodic assessments of the accruals are performed to determine the appropriateness of the estimate and are adjusted for accordingly.

Amounts received or receivable from vendors that are not yet earned are reflected as deferred revenue. Our estimate of the portion of deferred revenue that will be realized within one year of the balance sheet date is included in Other current liabilities. Earned amounts that are receivable from vendors are included in Receivables, net, except for that portion expected to be received after one year, which is included in Other assets, net. We regularly review the receivables from vendors to ensure they are able to meet their obligations. Historically, the change in our reserve for receivables related to vendor funding has not been significant.

Self-Insurance Reserves

Our self-insurance reserves consist of the estimated exposure for claims filed, claims incurred but not yet reported and projected future claims, and are established using actuarial methods followed in the insurance industry and our historical claims experience. Specific factors include, but are not limited to, assumptions about health care costs, the severity of accidents and the incidence of illness and the average size of claims. Generally, claims for automobile and general liability and workers’ compensation take several years to settle. We classify the portion of our self-insurance reserves that is not expected to be settled within one year in Other long-term liabilities.

While we do not expect the amounts ultimately paid to differ significantly from our estimates, our self-insurance reserves and corresponding SG&A could be affected if future claim experience differs significantly from historical trends and actuarial assumptions. A 10% change in our self-insurance liabilities at January 1, 2022 would result in a change in expense of approximately $13.4 million for 2021.

New Accounting Pronouncements

For a description of recently adopted and issued accounting standards, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements, see “Recently Issued Accounting Pronouncements” in Note 2. Significant Accounting Policies, of the Notes to the Consolidated Financial Statements included herein.

Item 7A. Quantitative and Qualitative Disclosures about Market Risks.

We are subject to interest rate risk to the extent we borrow against our revolving credit facility as it is based, at our option, on adjusted LIBOR, plus a margin, or an alternate base rate, plus a margin. As of January 1, 2022 and January 2, 2021, we had no borrowings outstanding under our revolving credit facility.

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

We are exposed to foreign currency exchange rate fluctuations for the portion of our inventory purchases denominated in foreign currencies. We believe that the price volatility relating to foreign currency exchange rates is partially mitigated by our ability to adjust selling prices. During 2021 and 2020, foreign currency transactions did not significantly impact Net income.

Item 8. Financial Statements and Supplementary Data.

This information is included in “Item 15. Exhibits, Financial Statement Schedules” of this annual report and is incorporated herein by reference.

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

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of January 1, 2022. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

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

As of January 1, 2022, management, including our principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has determined that our internal control over financial reporting as of January 1, 2022 is effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended January 1, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of Registered Public Accounting Firm

Our internal control over financial reporting as of January 1, 2022 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, which also audited our consolidated financial statements for the year ended January 1, 2022, as stated in their report included herein, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of January 1, 2022.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

For a discussion of our directors, executive officers and corporate governance, see the information set forth in the sections and subsections entitled “Proposal No. 1 - Election of Directors,” “Corporate Governance,” “Information Concerning our Executive Officers,” “Audit Committee Report,” and “Delinquent Section 16(a) Reports,” “Code of Ethics and Business Conduct” and “Code of Ethics for Finance Professionals” in our proxy statement for the 2022 annual meeting of stockholders to be filed with the SEC within 120 days after the end of the year ended January 1, 2022 (the “2022 Proxy Statement”), which is incorporated herein by reference.

Item 11. Executive Compensation.

See the information set forth in the sections entitled “Compensation Committee Report,” “Compensation Discussion and Analysis,” “Compensation Program Risk Assessment,” “Additional Information Regarding Executive Compensation” and “Director Compensation” in the 2022 Proxy Statement, which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

See the information set forth in the subsections entitled “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in the 2022 Proxy Statement, which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

See the information set forth in the subsections entitled “Related Party Transactions” and “Board Independence and Structure” in the 2022 Proxy Statement, which is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

See the information set forth in the subsection entitled “2021 and 2020 Audit Fees” in the 2022 Proxy Statement, which is incorporated herein by reference.

PART IV

Item 15.     Exhibits, Financial Statement Schedules.

(1) Financial Statements
Audited Consolidated Financial Statements of Advance Auto Parts, Inc. and Subsidiaries for the years ended January 1, 2022, January 2, 2021 and December 28, 2019:
Reports of Independent Registered Public Accounting Firm (PCAOB ID No. 34)	32
Consolidated Balance Sheets	35
Consolidated Statements of Operations	36
Consolidated Statements of Comprehensive Income	36
Consolidated Statements of Changes in Stockholders' Equity	37
Consolidated Statements of Cash Flows	38
Notes to the Consolidated Financial Statements	39

(2) Financial Statement Schedule
Schedule II - Valuation and Qualifying Accounts	60

(3) Exhibits
Exhibit Index	61

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Advance Auto Parts, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Advance Auto Parts, Inc. and subsidiaries (the "Company") as of January 1, 2022 and January 2, 2021, the related consolidated statements of operations, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended January 1, 2022, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 1, 2022 and January 2, 2021, and the results of its operations and its cash flows for each of the three years in the period ended January 1, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 1, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 15, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Vendor Incentives - Refer to Note 2 to the Consolidated Financial Statements

Critical Audit Matter Description

The Company receives incentives in the form of reductions in amounts owed to and/or payments due from vendors related to volume rebates and other promotions. Volume rebates and vendor promotional allowances are earned based on inventory purchases and initially recorded as a reduction to inventory, except for allowances provided as reimbursement of specific, incremental and identifiable costs incurred to promote a vendor’s products that are offset in selling, general and administrative expenses. The deferred amounts are recorded as a reduction in cost of sales as the inventory is sold. Total deferred vendor incentives included as a reduction of inventories were $82.4 million as of January 1, 2022.

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

•We selected a sample of vendors from the Company’s inventory purchases made during the year and from vendor incentives recorded as a reduction in cost of sales and confirmed directly with the vendor that the agreement obtained from the Company and used in the determination of recording vendor incentives as a reduction in cost of sales was the most recent for the applicable period between the parties.

•We tested the amount of the income by developing an expectation based on the historical amounts recorded as a percentage of total cost of sales and compared our expectation to the amount recorded.

/s/Deloitte & Touche LLP

Charlotte, North Carolina
February 15, 2022

We have served as the Company’s auditor since 2002.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Advance Auto Parts, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Advance Auto Parts, Inc. and subsidiaries (the “Company”) as of January 1, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 1, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended January 1, 2022, of the Company and our report dated February 15, 2022, expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

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

/s/Deloitte & Touche LLP

Charlotte, North Carolina
February 15, 2022

Advance Auto Parts, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except per share data)

	January 1, 2022	January 2, 2021
Assets
Current assets:
Cash and cash equivalents	$601,428	$834,992
Receivables, net	782,785	749,999
Inventories	4,659,018	4,538,199
Other current assets	232,245	146,811
Total current assets	6,275,476	6,270,001
Property and equipment, net of accumulated depreciation of $2,403,567 and $2,189,165	1,528,311	1,462,602
Operating lease right-of-use assets	2,671,810	2,379,987
Goodwill	993,744	993,590
Other intangible assets, net	651,217	681,127
Other assets	73,651	52,329
Total assets	$12,194,209	$11,839,636

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,922,007	$3,640,639
Accrued expenses	777,051	606,804
Other current liabilities	481,249	496,472
Total current liabilities	5,180,307	4,743,915
Long-term debt	1,034,320	1,032,984
Non-current operating lease liabilities	2,337,651	2,014,499
Deferred income taxes	410,606	342,445
Other long-term liabilities	103,034	146,281
Total liabilities	9,065,918	8,280,124

Commitments and contingencies

Stockholders’ equity:
Preferred stock, nonvoting, $0.0001 par value, 10,000 shares authorized; no shares issued or outstanding	—	—
Common stock, voting, $0.0001 par value, 200,000 shares authorized; 76,663 shares issued and 62,009 outstanding at January 1, 2022 76,305 shares issued and 66,361 outstanding at January 2, 2021	8	8
Additional paid-in capital	845,407	783,709
Treasury stock, at cost, 14,654 and 9,944 shares	(2,300,288)	(1,394,080)
Accumulated other comprehensive loss	(22,627)	(26,759)
Retained earnings	4,605,791	4,196,634
Total stockholders’ equity	3,128,291	3,559,512
Total liabilities and stockholders’ equity	$12,194,209	$11,839,636

The accompanying notes to the consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share data)

	Year Ended
	January 1, 2022	January 2, 2021	December 28, 2019
Net sales	$10,997,989	$10,106,321	$9,709,003
Cost of sales, including purchasing and warehousing costs	6,069,241	5,624,707	5,454,257
Gross profit	4,928,748	4,481,614	4,254,746
Selling, general and administrative expenses	4,090,031	3,731,707	3,577,566
Operating income	838,717	749,907	677,180
Other, net:
Interest expense	(37,791)	(46,886)	(39,898)
Loss on early redemptions of senior unsecured notes	—	(48,022)	(10,756)
Other income (expense), net	4,999	(3,984)	11,220
Total other, net	(32,792)	(98,892)	(39,434)
Income before provision for income taxes	805,925	651,015	637,746
Provision for income taxes	(189,817)	(157,994)	(150,850)
Net income	$616,108	$493,021	$486,896

Basic earnings per common share	$9.62	$7.17	$6.87
Weighted average common shares outstanding	64,028	68,748	70,869

Diluted earnings per common share	$9.55	$7.14	$6.84
Weighted average common shares outstanding	64,509	69,003	71,165

Fiscal years 2021 and 2019 included 52 weeks. Fiscal year 2020 included 53 weeks.

Consolidated Statements of Comprehensive Income
(in thousands)

	Year Ended
	January 1, 2022	January 2, 2021	December 28, 2019
Net income	$616,108	$493,021	$486,896
Other comprehensive income:
Changes in net unrecognized other postretirement benefit costs, net of tax of $93, $54 and $67	(264)	(152)	(142)
Currency translation adjustments	4,396	7,962	9,766
Total other comprehensive income	4,132	7,810	9,624
Comprehensive income	$620,240	$500,831	$496,520

Fiscal years 2021 and 2019 included 52 weeks. Fiscal year 2020 included 53 weeks.

The accompanying notes to the consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries Consolidated Statements of Changes in Stockholders’ Equity (in thousands, except per share data)

	Common Stock		Additional Paid-in Capital	Treasury Stock, at cost	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance, December 29, 2018	72,460	$8	$694,797	$(425,954)	$(44,193)	$3,326,155	$3,550,813
Net income	—	—	—	—	—	486,896	486,896
Cumulative effect of accounting change from adoption of ASU 2016-02	—	—	—	—	—	(23,165)	(23,165)
Total other comprehensive income	—	—	—	—	9,624	—	9,624
Restricted stock units and deferred stock units vested	192	—	—	—	—	—	—
Share-based compensation	—	—	37,438	—	—	—	37,438
Stock issued under employee stock purchase plan	23	—	3,334	—	—	—	3,334
Repurchase of common stock	(3,448)	—	—	(498,435)	—	—	(498,435)
Cash dividends declared ($0.24 per common share)	—	—	—	—	—	(17,038)	(17,038)
Other	5	—	(386)	—	—	—	(386)
Balance, December 28, 2019	69,232	8	735,183	(924,389)	(34,569)	3,772,848	3,549,081
Net income	—	—	—	—	—	493,021	493,021
Total other comprehensive income	—	—	—	—	7,810	—	7,810
Restricted stock units and deferred stock units vested	234	—	—	—	—	—	—
Share-based compensation	—	—	45,271	—	—	—	45,271
Stock issued under employee stock purchase plan	20	—	3,270	—	—	—	3,270
Repurchase of common stock	(3,125)	—	—	(469,691)	—	—	(469,691)
Cash dividends declared ($1.00 per common share)	—	—	—	—	—	(69,235)	(69,235)
Other	—	—	(15)	—	—	—	(15)
Balance, January 2, 2021	66,361	8	783,709	(1,394,080)	(26,759)	4,196,634	3,559,512
Net income	—	—	—	—	—	616,108	616,108
Total other comprehensive income	—	—	—	—	4,132	—	4,132
Restricted stock units and deferred stock units vested	331	—	—	—	—	—	—
Share-based compensation	—	—	63,067	—	—	—	63,067
Stock issued under employee stock purchase plan	23	—	3,074	—	—	—	3,074
Repurchase of common stock	(4,710)	—	—	(906,208)	—	—	(906,208)
Cash dividends declared ($3.25 per common share)	—	—	—	—	—	(206,951)	(206,951)
Other	4	—	(4,443)	—	—	—	(4,443)
Balance, January 1, 2022	62,009	$8	$845,407	$(2,300,288)	$(22,627)	$4,605,791	$3,128,291

The accompanying notes to the consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries Consolidated Statements of Cash Flows (in thousands)

	Year Ended
	January 1, 2022	January 2, 2021	December 28, 2019
Cash flows from operating activities:
Net income	$616,108	$493,021	$486,896
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	259,933	250,081	238,371
Share-based compensation	63,067	45,271	37,438
Loss and impairment of long-lived assets	8,949	4,727	6,671
Loss on early redemption of senior unsecured notes	—	48,022	10,756
Provision for deferred income taxes	68,202	8,136	23,148
Other, net	(7,985)	1,467	1,681
Net change in:
Receivables, net	(32,652)	(59,014)	(62,837)
Inventories	(120,272)	(101,449)	(63,130)
Accounts payable	281,064	216,488	245,785
Accrued expenses	109,983	78,507	(72,288)
Other assets and liabilities, net	(134,135)	(15,569)	14,418
Net cash provided by operating activities	1,112,262	969,688	866,909
Cash flows from investing activities:
Purchases of property and equipment	(289,639)	(267,576)	(270,129)
Purchase of an indefinite-lived intangible asset	—	(230)	(201,519)
Proceeds from sales of property and equipment	2,325	909	8,709
Net cash used in investing activities	(287,314)	(266,897)	(462,939)
Cash flows from financing activities:
Decrease in bank overdrafts	—	—	(59,339)
Redemption of senior unsecured note	—	(602,568)	(310,047)
Borrowings under credit facilities	—	500,000	—
Payments on credit facilities	—	(500,000)	—
Proceeds from issuance of senior unsecured notes, net	—	847,092	—
Dividends paid	(160,925)	(56,347)	(17,185)
Proceeds from the issuance of common stock	3,074	3,270	3,334
Repurchases of common stock	(906,208)	(469,691)	(498,435)
Other, net	(53)	(7,753)	(481)
Net cash used in financing activities	(1,064,112)	(285,997)	(882,153)
Effect of exchange rate changes on cash	5,600	(467)	321
Net (decrease) increase in cash and cash equivalents	(233,564)	416,327	(477,862)
Cash and cash equivalents, beginning of period	834,992	418,665	896,527
Cash and cash equivalents, end of period	$601,428	$834,992	$418,665

Supplemental cash flow information:
Interest paid	$36,372	$34,011	$41,099
Income tax payments	$177,317	$146,073	$108,163
Non-cash transactions:
Accrued purchases of property and equipment	$14,369	$4,963	$26,201

The accompanying notes to the consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
(Amounts presented in thousands, except per share data, unless otherwise stated)

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

As of January 1, 2022, we operated a total of 4,706 stores and 266 branches primarily within the United States, with additional locations in Canada, Puerto Rico and the U.S. Virgin Islands. In addition, as of January 1, 2022, we served 1,317 independently owned Carquest branded stores across the same geographic locations served by our stores and branches in addition to Mexico and various Caribbean islands. Our stores operate primarily under the trade names “Advance Auto Parts,” “Carquest” and “Autopart International,” and our branches operate under the “Worldpac” trade name.

Accounting Period

Our fiscal year ends on the Saturday closest to December 31st. All references herein for the years “2021,” “2020” and “2019” represent the fiscal year ended January 1, 2022, which consisted of 52 weeks, fiscal year ended January 2, 2021, which consisted of 53 weeks, and fiscal year ended December 28, 2019, which consisted of 52 weeks.

Basis of Presentation

The consolidated financial statements include the accounts of Advance prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All intercompany balances and transactions have been eliminated in consolidation.

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

2.    Significant Accounting Policies:

Cash and Cash Equivalents

Cash and cash equivalents consist of cash in banks and money market funds with original maturities of three months or less. Additionally, credit card and debit card receivables from banks, which generally settle in less than four business days, are included in cash equivalents.

Inventory

Our inventory consists primarily of parts, batteries, accessories and other products used on vehicles that have reasonably long shelf lives and is stated at the lower of cost or market. The cost of our merchandise inventory is primarily determined using the last-in, first-out (“LIFO”) method. Under the LIFO method, our cost of sales reflects the costs of the most recently purchased inventories, while the inventory carrying balance represents the costs relating to prices paid in 2021 and prior years. We regularly review inventory quantities on-hand, consider whether we may have excess inventory based on our current approach for managing slower moving inventory and adjust the carrying value as necessary.

Vendor Incentives

We receive incentives in the form of reductions to amounts owed to and/or payments from vendors related to volume rebates and other promotional considerations. Many of these incentives are under long-term agreements in excess of one year, while others are negotiated on an annual or more frequent basis. Advertising allowances provided as a reimbursement of specific, incremental and identifiable costs incurred to promote a vendor’s products are included as an offset to selling, general and administrative expenses (“SG&A”) when the cost is incurred. Volume rebates and allowances that do not meet the requirements for offsetting in SG&A are recorded as a reduction to inventory as they are earned based on inventory purchases. Total deferred vendor incentives recorded as a reduction of Inventories were $82.4 million and $141.9 million as of January 1, 2022 and January 2, 2021.

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

Goodwill and Other Indefinite-Lived Intangible Assets

We perform our evaluation for the impairment of goodwill and other indefinite-lived intangible assets for our reporting units annually as of the first day of the fourth quarter, or when indications of potential impairment exist. These indicators would include a significant change in operating performance, the business climate, legal factors, competition, or a planned sale or disposition of a significant portion of the business, among other factors. We assess qualitative factors such as current company performance and overall economic factors to determine if it is more-likely-than-not that the goodwill might be impaired and whether it is necessary to perform a quantitative goodwill impairment test. In the quantitative goodwill impairment test, we compare the carrying value of a reporting unit to its fair value. If the fair value of the reporting unit is lower than its carrying amount, goodwill is written down for the amount by which the carrying amount exceeds the reporting unit's fair value. Our other indefinite-lived intangible assets are tested for impairment at the asset group level. Other indefinite-lived intangible assets are evaluated by comparing the carrying amount of the asset to the future discounted cash flows that the asset is expected to generate. If the fair value based on the future discounted cash flows exceeds the carrying value, we conclude that no intangible asset impairment has occurred. If the carrying value of the indefinite-lived intangible asset exceeds the fair value, we recognize an impairment loss.

We have four operating segments, defined as “Advance Auto Parts/Carquest U.S.,” “Carquest Canada,” “Independents” and “Worldpac.” As each operating segment represents a reporting unit, goodwill is assigned to each reporting unit.

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

Self-Insurance

We are self-insured for general and automobile liability, workers’ compensation and health care claims of our employees, or team members, while maintaining stop-loss coverage with third-party insurers to limit our total liability exposure. Expenses associated with these liabilities are calculated for (i) claims filed, (ii) claims incurred but not yet reported and (iii) projected future claims using actuarial methods followed in the insurance industry as well as our historical claims experience. We include the current and long-term portions of self-insurance reserves in Accrued expenses and Other long-term liabilities in the accompanying Consolidated Balance Sheets.

Leases

We lease certain store locations, distribution centers, office spaces, equipment and vehicles. We recognize lease expense on a straight-line basis over the initial term of the lease unless external economic factors exist such that renewals are reasonably certain. In those instances, the renewal period would be included in the lease term to determine the period in which to recognize the lease expense. Most leases require us to pay nonlease components, such as taxes, maintenance, insurance and other certain costs applicable to the leased asset. For leases related to our store locations, distribution centers, office spaces and vehicles, we account for lease and nonlease components as a single amount.

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

Revenues

Accounting Standards Codification 606, Revenue From Contracts With Customers (Topic 606) (“ASC 606”), defines a performance obligation as a promise in a contract to transfer a distinct good or service to the customer and is considered the unit of account. The majority of our contracts have one single performance obligation as the promise to transfer the individual goods is not separately identifiable from other promises in the contracts and is, therefore, not distinct. Discounts and incentives are treated as separate performance obligations. We allocate the contract’s transaction price to each of these performance obligations separately using explicitly stated amounts or our best estimate using historical data. Additionally, we estimate and record gift card breakage as redemptions occur.

In accordance with ASC 606 revenue is recognized at the time the sale is made, at which time our walk-in customers take immediate possession of the merchandise or same-day delivery is made to our professional delivery customers, which include certain independently owned store locations. Payment terms are established for our professional delivery customers based on pre-established credit requirements. Payment terms vary depending on the customer and generally range from one to 30 days. Based on the nature of receivables, no significant financing components exist. For e-commerce sales, revenue is recognized either at the time of pick-up at one of our store locations or at the time of shipment depending on the customer's order designation. Sales are recorded net of discounts, sales incentives and rebates, sales taxes and estimated returns and allowances. We estimate the reduction to Net sales and Cost of sales for returns based on current sales levels and our historical return experience.

We provide assurance type warranty coverage primarily on batteries, brakes and struts whereby we are required to provide replacement product at no cost or a reduced cost for a set period of time.

The following table summarizes financial information for each of our product groups:

	Year Ended
	January 1, 2022	January 2, 2021	December 28, 2019
Percentage of Sales, by Product Group
Parts and Batteries	67%	66%	67%
Accessories and Chemicals	20	21	21
Engine Maintenance	12	12	11
Other	1	1	1
Total	100%	100%	100%

Receivables, net, consists primarily of receivables from professional customers and is stated at net realizable value. We grant credit to certain professional customers who meet our pre-established credit requirements. We regularly review accounts receivable balances and maintain allowances for credit losses estimated whenever events or circumstances indicate the carrying value may not be recoverable. We consider the following factors when determining if collection is reasonably assured: customer creditworthiness, past transaction history with the customer, current economic and industry trends and changes in customer payment terms. We control credit risk through credit approvals, credit limits and accounts receivable and credit monitoring procedures.

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

Selling, General and Administrative Expenses

SG&A includes payroll and benefits costs for store and corporate team members; occupancy costs of store and corporate facilities; depreciation and amortization related to store and corporate assets; share-based compensation expense; advertising; self-insurance; costs of consolidating, converting or closing facilities, including early termination of lease obligations; severance and impairment charges; professional services and costs associated with our professional delivery program, including payroll and benefits costs; and transportation expenses associated with moving merchandise inventories from stores and branches to customer locations.

Preopening Expenses

Preopening expenses, which consists primarily of payroll and occupancy costs related to the opening of new stores, are expensed as incurred.

Advertising Costs

We expense advertising costs as incurred. Advertising expense, net of qualifying vendor promotional funds, was $178.0 million, $132.3 million and $117.3 million in 2021, 2020 and 2019.

Foreign Currency Translation

The assets and liabilities of our foreign operations are translated into U.S. dollars at current exchange rates, and revenues, expenses and cash flows are translated at average exchange rates for the year. Resulting translation adjustments are reflected as a separate component in the Consolidated Statements of Comprehensive Income. Foreign currency transactions, which is included in Other income, net, was income of $1.7 million in 2021 and a loss of $6.9 million and $1.7 million in 2020 and 2019.

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

We recognize tax benefits and/or tax liabilities for uncertain income tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more-likely-than-not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts as we must determine the probability of various possible outcomes.

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

Earnings per Share

Basic earnings per share of common stock has been computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by including the effect of dilutive securities. Diluted earnings per share of common stock reflects the weighted average number of shares of common stock outstanding, outstanding deferred stock units and the impact of outstanding stock options (collectively “share-based awards”). Share-based awards containing performance conditions are included in the dilution impact as those conditions are met.

Segment Information

Operating segments are defined as components of an enterprise for which discrete financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”) for purposes of allocating resources and evaluating financial performance. Our CODM, the Chief Executive Officer, reviews financial information presented on a consolidated basis, accompanied by information about our four operating segments, for purposes of allocating resources and evaluating financial performance.

We have one reportable segment as the four operating segments are aggregated primarily due to the economic and operational similarities of each operating segment as the stores and branches have similar characteristics, including the nature of the products and services offered, customer base and the methods used to distribute products and provide services to its customers.

Recently Issued Accounting Pronouncements

In December 2019, the Financial Accounting Standard Board issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which simplifies the accounting for income taxes. ASU 2019-12 was effective for fiscal years, and interim periods within those years, beginning after December 15, 2020. The adoption of this new standard did not have a material impact on our consolidated financial condition, results of operations or cash flows.

During the first quarter of 2020, we adopted ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which required us to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable supportable forecasts. This replaced the existing incurred loss model and is applicable to the measurement of credit losses on financial assets, including trade receivables. The adoption of ASU 2016-13 did not have a material impact on our consolidated financial statements.

3.Inventories:

We used the LIFO method of accounting for approximately 89.8% of Inventories at January 1, 2022 and 88.3% of Inventories at January 2, 2021. As a result of changes in the LIFO reserve, we recorded an increase to Cost of sales of $122.3 million in 2021, a decrease to Cost of sales of $13.8 million in 2020 and an increase to Cost of sales of $101.3 million in 2019.

Purchasing and warehousing costs included in Inventories as of January 1, 2022 and January 2, 2021 were $515.3 million and $464.7 million.

Inventory balances were as follows:

	January 1, 2022	January 2, 2021
Inventories at first-in, first-out (“FIFO”)	$4,625,900	$4,382,779
Adjustments to state inventories at LIFO	33,118	155,420
Inventories at LIFO	$4,659,018	$4,538,199

4.Goodwill and Other Intangible Assets, Net:

Goodwill

At January 1, 2022 and January 2, 2021, the carrying amount of Goodwill in the accompanying Consolidated Balance Sheets was $993.7 million and $993.6 million. The change in Goodwill during 2021 and 2020 was $0.2 million and $1.4 million, and related to foreign currency translation.

Other Intangible Assets, Net

Amortization expense was $31.1 million, $31.6 million and $31.7 million for 2021, 2020 and 2019. A summary of the composition of the gross carrying amounts and accumulated amortization of acquired other intangible assets are presented in the following table:

	January 1, 2022			January 2, 2021
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Customer relationships	$351,136	$(239,302)	$111,834	$351,056	$(209,440)	$141,616
Non-compete and other	38,257	(37,844)	413	38,492	(37,632)	860
	389,393	(277,146)	112,247	389,548	(247,072)	142,476
Indefinite-lived intangible assets:
Brands, trademark and trade names	538,970	—	538,970	538,651	—	538,651
Total intangible assets	$928,363	$(277,146)	$651,217	$928,199	$(247,072)	$681,127

Future Amortization Expense

The expected amortization expense for the next five years and thereafter for acquired intangible assets recorded as of January 1, 2022 is as follows:

Year	Amount
2022	$29,854
2023	27,608
2024	27,356
2025	27,305
2026	84
Thereafter	40
$112,247

5.     Receivables, net:

Receivables, net, consists of the following:

	January 1, 2022	January 2, 2021
Trade	$506,725	$449,403
Vendor	201,933	278,180
Other	84,289	34,345
Total receivables	792,947	761,928
Less: allowance for credit losses	(10,162)	(11,929)
Receivables, net	$782,785	$749,999

6.Long-term Debt and Fair Value of Financial Instruments:

Long-term debt consists of the following:

	January 1, 2022	January 2, 2021
4.50% Senior Unsecured Notes (net of unamortized discount and debt issuance costs of $453 and $683 at January 1, 2022 and January 2, 2021) due December 1, 2023	$193,220	$192,990
1.75% Senior Unsecured Notes (net of unamortized discount and debt issuance costs of $3,618 and $4,145 at January 1, 2022 and January 2, 2021) due October 1, 2027	346,382	345,854
3.90% Senior Unsecured Notes (net of unamortized discount and debt issuance costs of $5,022 and $5,600 at January 1, 2022 and January 2, 2021) due April 15, 2030	494,718	494,140
Long-term debt, excluding current portion	$1,034,320	$1,032,984
Fair value of long-term debt	$1,092,000	$1,145,000

Fair Value of Financial Assets and Liabilities

The fair value of our senior unsecured notes was determined using Level 2 inputs based on quoted market prices. The carrying amounts of our Cash and cash equivalents, Receivables, net, Accounts payable and Accrued expenses approximate their fair values due to the relatively short-term nature of these instruments.

Bank Debt

On January 31, 2017, we entered into a five-year credit agreement that provided a $1.0 billion unsecured revolving credit facility (the “2017 Credit Agreement”) with Advance Stores, as Borrower, the lenders party thereto, and Bank of America, N.A., as the Administrative Agent, and replaced a prior credit agreement entered into in 2013. The 2017 Credit Agreement provided for the issuance of letters of credit with a sublimit of $200.0 million. On January 31, 2018, we entered into Amendment No. 1 to the 2017 Credit Agreement, which provided for LIBOR replacement rates in the event that LIBOR is unavailable in the future, modified the definitions of the financial covenants and extended the termination date of the 2017 Credit Agreement from January 31, 2022 until January 31, 2023. On January 10, 2019, we entered into Amendment No. 2 to the 2017 Credit Agreement, which added a new definition of "Insurance Subsidiary" to the 2017 Credit Agreement, provided that an Insurance Subsidiary does not serve as a Guarantor of the 2017 Credit Agreement and provided that Insurance Subsidiaries are permitted to incur intercompany indebtedness.

On November 9, 2021, we entered into a new credit agreement that provides a $1.2 billion unsecured revolving credit facility (the “2021 Credit Agreement”) with Advance Auto Parts, Inc., as Borrower, the lenders party thereto, and Bank of America, N.A., as the Administrative Agent, and replaced the 2017 Credit Agreement. The revolver under the 2021 Credit Agreement replaced the revolver under the previous credit agreement. The new revolver provides for the issuance of letters of credit with a sublimit of $200.0 million. We may request that the total revolving commitment be increased by an amount not exceeding $500.0 million during the term of the 2021 Credit Agreement.

As of January 1, 2022, we had no outstanding borrowings under the 2021 Credit Agreement and borrowing availability was $1.2 billion. Under the 2021 Credit Agreement, we had no letters of credit outstanding as of January 1, 2022. As of January 2, 2021, we had no outstanding borrowings under the 2017 Credit Agreement and borrowing availability was $1.0 billion. Under the 2017 Credit Agreement, we had no letters of credit outstanding as of January 2, 2021.

Interest on any borrowings on the revolver will be based, at our option, on an adjusted LIBOR, plus a margin, or an alternate base rate, plus a margin. After an initial interest period, we may elect to convert a particular borrowing to a different type. The initial margins per annum for the revolving loan are 1.00% for the adjusted LIBOR and 0.00% for alternate base rate borrowings. A facility fee of 0.125% per annum is charged on the total revolving facility commitment, payable quarterly in arrears. Under the terms of the 2021 Credit Agreement, the interest rate spread and facility fee are based on our credit rating. The interest rate spread ranges from 0.795% to 1.30% for adjusted LIBOR borrowings and 0.00% to 0.30% for alternate base rate borrowings. The facility fee ranges from 0.08% to 0.20%.

The 2021 Credit Agreement contains customary covenants restricting the ability of: (a) Advance Auto Parts, Inc. and its subsidiaries to, among other things, (i) create, incur or assume additional debt (only with respect to subsidiaries of Advance Auto Parts, Inc.), (ii) incur liens, (iii) guarantee obligations, and (iv) change the nature of their business; (b) Advance Auto Parts, Inc., Advance Stores and their subsidiaries to, among other things (i) enter into certain hedging arrangements, (ii) enter into restrictive agreements limiting their ability to incur liens on any of their property or assets, pay distributions, repay loans, or guarantee indebtedness of their subsidiaries; and (c) Advance Auto Parts, Inc., among other things, to change its holding company status. Advance is also required to comply with financial covenants with respect to a maximum leverage ratio and a minimum coverage ratio. The 2021 Credit Agreement also provides for customary events of default, including non-payment defaults, covenant defaults and cross-defaults of Advance’s other material indebtedness. We were in compliance with our financial covenants with respect to the 2021 Credit Agreement as of January 1, 2022.

As of January 1, 2022 and January 2, 2021, we had $92.0 million and $100.0 million of bilateral letters of credit issued separately from the 2021 Credit Agreement and the 2017 Credit Agreement, none of which were drawn upon. These bilateral letters of credit generally have a term of one year or less and primarily serve as collateral for our self-insurance policies.

Senior Unsecured Notes

Our 4.50% senior unsecured notes due December 1, 2023 (the “2023 Notes”) were issued in December 2013 at 99.69% of the principal amount of $450.0 million. The 2023 Notes bear interest, payable semi-annually in arrears on June 1 and December 1, at a rate of 4.50% per year.

On April 16, 2020, we issued $500.0 million aggregate principal amount of senior unsecured notes (the “Original Notes”). The Original Notes were issued at 99.65% of the principal amount and mature April 15, 2030. The Original Notes bear interest, payable semi-annually in arrears on April 15 and October 15, at a rate of 3.90% per year.

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

On September 29, 2020, we issued $350.0 million aggregate principal amount of senior unsecured notes (the “2027 Notes”). The 2027 Notes were issued at 99.67% of the principal amount, are due October 1, 2027 and bear interest at 1.75% per year, payable semi-annually in arrears on April 1 and October 1 of each year. In connection with the 2027 Notes offering, we incurred $2.9 million of debt issuance costs.

Pursuant to a cash tender offer that was completed on September 29, 2020, we repurchased $256.3 million of our 2023 Notes with the net proceeds from the 2027 Notes. In connection with this tender offer, we incurred charges relating to tender premiums and debt issuance costs of $30.5 million and $1.4 million.

Our 2023 Notes, 2027 Notes and 2030 Notes are collectively referred to herein as our “senior unsecured notes” or the “Notes”. The terms of the 2023 Notes and 2027 Notes are governed by an indenture dated as of April 29, 2010 (as amended, supplemented, waived or otherwise modified, the “2010 Indenture”) among Advance Auto Parts, Inc., the subsidiary guarantors from time to time party thereto and Wells Fargo Bank, National Association, as Trustee. The terms of the 2030 Notes are governed by an indenture dated as of April 16, 2020 (as amended, supplemented, waived or otherwise modified, the “2020 Indenture” and together with the 2010 Indenture, the “Indentures”) among Advance Auto Parts, Inc., the subsidiary guarantors from time to time party thereto and Wells Fargo Bank, National Association, as Trustee.

We may redeem some or all of the senior unsecured notes at any time or from time to time, at the redemption prices described in the Indentures. In addition, in the event of a Change of Control Triggering Event (as defined in the Indentures), we will be required to offer to repurchase the Notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest to the repurchase date. Currently, the Notes are fully and unconditionally guaranteed, jointly and severally, on an unsubordinated and unsecured basis by Advance Stores.

The Indentures contain customary provisions for events of default including for: (i) failure to pay principal or interest when due and payable; (ii) failure to comply with covenants or agreements in the Indentures or the Notes and failure to cure or obtain a waiver of such default upon notice; (iii) a default under any debt for money borrowed by us or any of our subsidiaries that results in acceleration of the maturity of such debt, or failure to pay any such debt within any applicable grace period after final stated maturity, in an aggregate amount greater than $25.0 million without such debt having been discharged or acceleration having been rescinded or annulled within ten days after receipt by us of notice of the default by the Trustee or holders of not less than 25% in aggregate principal amount of the Notes then outstanding; and (iv) events of bankruptcy, insolvency or reorganization affecting us and certain of its subsidiaries. In the case of an event of default, the principal amount of the Notes plus accrued and unpaid interest may be accelerated. The Indentures also contain covenants limiting our ability to incur debt secured by liens and to enter into certain sale and lease-back transactions.

Future Payments

As of January 1, 2022, the aggregate future annual maturities of long-term debt instruments are as follows:

Year	Amount
2022	$—
2023	193,673
2024	—
2025	—
2026	—
Thereafter	850,000
$1,043,673

Debt Guarantees

We are a guarantor of loans made by banks to various independently owned Carquest-branded stores that are customers of ours totaling $31.7 million as of January 1, 2022. These loans are collateralized by security agreements on merchandise inventory and other assets of the borrowers. The approximate value of the inventory collateralized by these agreements is $86.9 million as of January 1, 2022. We believe that the likelihood of performance under these guarantees is remote.

7.    Property and Equipment:

Property and equipment consists of the following:

	Useful Lives	January 1, 2022	January 2, 2021
Land and land improvements	0 - 10 years	$471,101	$469,640
Buildings	30 - 40 years	528,558	514,199
Building and leasehold improvements	3 - 15 years	602,515	560,070
Furniture, fixtures and equipment	3 - 20 years	2,196,099	1,969,011
Vehicles	3 years	14,593	14,574
Construction in progress		119,012	124,273
		3,931,878	3,651,767
Less: Accumulated depreciation		(2,403,567)	(2,189,165)
Property and equipment, net		$1,528,311	$1,462,602

Depreciation expense relating to Property and equipment was $228.8 million, $218.5 million and $206.7 million for 2021, 2020 and 2019. We capitalized $63.2 million, $58.4 million and $29.1 million incurred for the development of internal use computer software during 2021, 2020 and 2019. These costs were classified in the Construction in progress category above, but once placed into service within the Furniture, fixtures and equipment category, these costs will be depreciated on the straight-line method over three to ten years.

In 2021, 2020 and 2019, we recognized impairment losses of $1.4 million, $0.2 million and $2.3 million, primarily on store and corporate assets.

8.    Leases and Other Commitments:

Leases

Substantially all of our leases are for facilities and vehicles. The initial term for facilities are typically five to ten years, with renewal options at five-year intervals, with the exercise of lease renewal options at our sole discretion. Our vehicle and equipment leases are typically three to six years. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Operating lease liabilities consist of the following:

	January 1, 2022	January 2, 2021
Total operating lease liabilities	$2,802,772	$2,477,087
Less: Current portion of operating lease liabilities	(465,121)	(462,588)
Non-current operating lease liabilities	$2,337,651	$2,014,499

The current portion of operating lease liabilities is included in Other current liabilities in the accompanying Consolidated Balance Sheets.

Total lease cost is included in Cost of sales and SG&A in the accompanying Consolidated Statements of Operations and is recorded net of immaterial sublease income. Total lease cost is comprised of the following:

	Year Ended
	January 1, 2022	January 2, 2021
Operating lease cost	$538,323	$526,005
Variable lease cost	148,130	142,546
Total lease cost	$686,453	$668,551

The future maturity of lease liabilities are as follows:

Year	Amount
2022	$540,102
2023	515,875
2024	446,140
2025	406,333
2026	306,149
Thereafter	923,000
Total lease payments	3,137,599
Less: Imputed interest	(334,827)
Total operating lease liabilities	$2,802,772

Operating lease payments include $68.7 million related to options to extend lease terms that are reasonably certain of being exercised and exclude $110.7 million of legally binding lease payments for leases signed, but not yet commenced.

The weighted average remaining lease term and weighted average discount rate for our operating leases are 7.3 years and 3.0% as of January 1, 2022. We calculated the weighted average discount rates using incremental borrowing rates, which equal the rates of interest that we would pay to borrow funds on a fully collateralized basis over a similar term.

Other information relating to our lease liabilities are as follows:

	Year Ended
	January 1, 2022	January 2, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$514,053	$575,186
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$726,326	$424,393

Other Commitments

We have entered into certain arrangements which require the future purchase of goods or services. Our obligations primarily consist of payments for the purchase of hardware, software and maintenance. As of January 1, 2022, future payments of these arrangements were $70.3 million and are not accrued in our Consolidated Balance Sheet.

9.    Accrued Expenses:

Accrued expenses consist of the following:

	January 1, 2022	January 2, 2021(1)
Payroll and related benefits	$207,984	$154,388
Inventory related accruals	113,439	87,492
Taxes payable	111,380	100,487
Self-insurance reserves	53,424	63,990
Accrued rebates	35,611	26,096
Accrued professional services/legal	18,448	11,072
Capital expenditures	14,369	4,963
Other	222,396	158,316
Total accrued expenses	$777,051	$606,804
(1)Amounts have been reclassified to conform with 2021 presentation.

10.    Share Repurchase Program:

In April 2021 and November 2019, our Board of Directors authorized $1.0 billion and $700.0 million for our share repurchase program. Our share repurchase program permits the repurchase of our common stock on the open market and in privately negotiated transactions from time to time. On February 8, 2022, our Board of Directors authorized an additional $1.0 billion toward the existing share repurchase program.

During 2021, we repurchased 4.6 million shares of our common stock at an aggregate cost of $886.7 million, or an average price of $192.92 per share, in connection with our share repurchase program. We had $545.5 million remaining under our share repurchase program as of January 1, 2022. During 2020, we repurchased 3.0 million shares of our common stock at an aggregate cost of $458.5 million, or an average price of $150.65 per share, under our share repurchase program.

11.    Earnings per Share:

The computations of basic and diluted earnings per share are as follows:

	Year Ended
	January 1, 2022	January 2, 2021	December 28, 2019
Numerator
Net income applicable to common shares	$616,108	$493,021	$486,896
Denominator
Basic weighted average common shares	64,028	68,748	70,869
Dilutive impact of share-based awards	481	255	296
Diluted weighted average common shares (1)	64,509	69,003	71,165

Basic earnings per common share	$9.62	$7.17	$6.87
Diluted earnings per common share	$9.55	$7.14	$6.84

(1)For 2021, 2020 and 2019, restricted stock units (“RSUs”) excluded from the diluted calculation as their inclusion would have been anti-dilutive were 9 thousand, 119 thousand and 115 thousand.

12.    Income Taxes:

Provision for Income Taxes

Provision for income taxes consists of the following:

	Current	Deferred	Total
2021
Federal	$78,814	$55,467	$134,281
State	21,420	11,747	33,167
Foreign	21,381	988	22,369
	$121,615	$68,202	$189,817
2020
Federal	$112,096	$7,718	$119,814
State	23,779	1,066	24,845
Foreign	13,983	(648)	13,335
	$149,858	$8,136	$157,994
2019
Federal	$84,490	$13,618	$98,108
State	26,924	8,117	35,041
Foreign	16,288	1,413	17,701
	$127,702	$23,148	$150,850

The provision for income taxes differed from the amount computed by applying the federal statutory income tax rate due to:

	Year Ended
	January 1, 2022	January 2, 2021	December 28, 2019
Income before provision for income taxes at statutory U.S. federal income tax rate (21% for 2021, 2020 and 2019)	$169,244	$136,713	$133,927
State income taxes, net of federal income tax benefit	26,177	18,610	27,682
Other, net	(5,604)	2,671	(10,759)
Provision for income taxes	$189,817	$157,994	$150,850

Deferred Income Tax Assets (Liabilities)

Temporary differences that give rise to significant deferred income tax assets (liabilities) are as follows:

	January 1, 2022	January 2, 2021
Deferred income tax assets:
Accrued expenses not currently deductible for tax	$38,133	$53,433
Share-based compensation	12,431	10,541
Accrued medical and workers compensation	9,408	14,825
Net operating loss carryforwards	3,828	4,348
Operating lease liabilities	690,405	630,267
Other, net	6,986	3,514
Total deferred income tax assets before valuation allowances	761,191	716,928
Less: Valuation allowance	(3,015)	(3,183)
Total deferred income tax assets	758,176	713,745
Deferred income tax liabilities:
Property and equipment	(132,592)	(123,402)
Inventories	(231,632)	(187,559)
Intangible assets	(139,089)	(140,094)
Operating lease right-of-use assets	(665,469)	(605,135)
Total deferred income tax liabilities	(1,168,782)	(1,056,190)
Net deferred income tax liabilities	$(410,606)	$(342,445)

As of January 1, 2022 and January 2, 2021, our net operating loss (“NOL”) carryforwards comprised of state NOLs of $110.5 million and $137.9 million. These NOLs may be used to reduce future taxable income and expire periodically through 2038. Due to uncertainties related to the realization of these NOLs in certain jurisdictions, as well as other credits available to us, we have recorded a valuation allowance of $3.0 million and $3.2 million as of January 1, 2022 and January 2, 2021. The amount of deferred income tax assets realizable, however, could change in the future if projections of future taxable income change.

We have not recorded deferred taxes when earnings from foreign operations are considered to be indefinitely invested outside of the U.S. As of January 1, 2022 and January 2, 2021, these accumulated net earnings generated by our foreign operations were approximately $75.5 million and $41.2 million, which did not include earnings deemed to be repatriated as part of the U.S. Tax Cuts and Jobs Act. It is not practicable to determine the income tax liability that would be payable if such earnings were repatriated.

Unrecognized Tax Benefits

The following table summarizes the activity of our gross unrecognized tax benefits:

	January 1, 2022	January 2, 2021	December 28, 2019
Unrecognized tax benefits, beginning of period	$25,127	$29,762	$30,824
Increases related to prior period tax positions	484	1,808	4,243
Decreases related to prior period tax positions	(849)	—	(2,277)
Increases related to current period tax positions	2,240	1,528	3,741
Settlements	(2,993)	—	(331)
Expiration of statute of limitations	(4,870)	(7,971)	(6,438)
Unrecognized tax benefits, end of period	$19,139	$25,127	$29,762

As of January 1, 2022, January 2, 2021 and December 28, 2019, the entire amount of unrecognized tax benefits, if recognized, would reduce our annual effective tax rate. During 2021 and 2020, we recorded gains for income tax-related interest and penalties of $0.7 million and $0.2 million due to uncertain tax positions included in the Provision for income taxes in the accompanying Consolidated Statements of Operations. During 2019, we recorded an expense for income tax-related interest and penalties of $1.6 million due to uncertain tax positions included in the Provision for income taxes in the accompanying Consolidated Statements of Operations. As of January 1, 2022 and January 2, 2021, we recorded a liability for potential interest of $3.3 million and $4.7 million and for potential penalties of $0.1 million and $0.1 million. We did not provide for any penalties associated with tax contingencies unless considered probable of assessment. We do not expect our unrecognized tax benefits to change significantly over the next 12 months. With few exceptions, we are no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2017.

13.    Contingencies:

We are currently and from time to time subject to litigation, claims and other disputes, including legal and regulatory proceedings, arising in the normal course of business. We record a loss contingency liability when a loss is considered probable and the amount can be reasonably estimated. Although the final outcome of pending legal matters cannot be determined, based on the facts presently known, it is management’s opinion that the final outcome of any pending matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

On February 6, 2018, a putative class action on behalf of purchasers of our securities who purchased or otherwise acquired their securities between November 14, 2016 and August 15, 2017, inclusive (the “Class Period”), was commenced against us and certain of our current and former officers in the U.S. District Court for the District of Delaware. The plaintiff alleged that the defendants failed to disclose material adverse facts about our financial well-being, business relationships, and prospects during the alleged Class Period in violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. On February 7, 2020, the court granted in part and denied in part our motion to dismiss. On November 6, 2020, the court granted the plaintiff’s motion for class certification. On March 15, 2021, we moved for reconsideration of the order denying in part our motion to dismiss, and on October 15, 2021, we filed a motion for summary judgment, seeking full dismissal of the case. Following mediation, on November 5, 2021, the parties executed a confidential binding term sheet to settle all claims and on December 23, 2021, the parties executed a settlement agreement fully documenting their agreement. The settlement agreement received preliminary approval from the court on January 11, 2022 and remains subject to final court approval. The settlement amount of $49.3 million, which was reflected in Receivables, net, and Accrued expenses on the Consolidated Balance Sheet as of January 1, 2022, will be fully covered by our insurance carriers, and the settlement is subject to court approval.

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

14.    Benefit Plans:

401(k) Plan

We maintain a defined contribution benefit plan, which covers substantially all team members after one year of service and who have attained the age of 21. The plan allows for team member salary deferrals, which are matched at our discretion. Company contributions to these plans were $27.3 million, $21.3 million and $17.9 million in 2021, 2020 and 2019.

Deferred Compensation

We maintain a non-qualified deferred compensation plan for certain team members. This plan provides for a minimum and maximum deferral percentage of the team member’s base salary and bonus, as determined by the Retirement Plan Committee. We established and maintained a deferred compensation liability for this plan. As of January 1, 2022 and January 2, 2021, these liabilities were $15.0 million and $16.1 million.

15.    Share-Based Compensation:

Overview

We grant share-based compensation awards to our team members and members of our Board of Directors as provided for under our 2014 Long-Term Incentive Plan (“2014 LTIP”), which was approved by our stockholders on May 14, 2014. In 2021, 2020 and 2019, we granted share-based compensation in the form of restricted stock units (“RSUs”) or deferred stock units (“DSUs”). Our grants, which have three methods of measuring fair value, generally include a time-based service, a performance-based or a market-based portion, which collectively represent the target award.

In 2021, we also granted options to purchase common stock to certain employees under our 2014 LTIP. The options are granted at an exercise price equal to the closing market price of Advance's common stock on the date of the grant, expire after ten years and vest one-third annually over three years. We record compensation expense for the grant date fair value of the option awards evenly over the vesting period.

At January 1, 2022, there were 4.4 million shares of common stock available for future issuance under the 2014 LTIP based on management’s current estimate of the probable vesting outcome for performance-based awards. Shares forfeited and shares withheld for payment of taxes due become available for reissuance and are included in availability.

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

For performance-based RSUs, the fair value of each award was determined based on the market price of our common stock on the date of grant. Performance-based awards generally may vest following a three-year period subject to our achievement of certain financial goals as specified in the grant agreements. Depending on our results during the three-year performance period, the actual number of awards vesting at the end of the period generally ranges from 0 to 200% of the performance award. Performance-based RSUs generally do not have dividend equivalent rights and do not have voting rights until the shares are earned and issued following the applicable performance period. The number of performance-based awards outstanding is based on the number of awards that we believed were probable of vesting at January 1, 2022.

Performance-based RSUs granted during 2021 are presented as grants in the table at their respective target levels. The change in units based on performance represents the change in the number of granted awards expected to vest based on the updated probability assessment as of January 1, 2022. Compensation expense for performance-based awards of $22.8 million, $9.4 million, and $7.8 million in 2021, 2020 and 2019, was determined based on management’s estimate of the probable vesting outcome.

For market-based RSUs, the fair value of each award was determined using a Monte Carlo simulation model. The model uses multiple input variables that determined the probability of satisfying the market condition requirements as follows:

	2021	2020	2019
Risk-free interest rate (1)	0.3%	0.9%	2.5%
Expected dividend yield	—%	0.8%	0.2%
Expected stock price volatility (2)	36.0%	34.0%	33.5%
(1)The risk-free interest rate is based on the U.S. Treasury constant maturity interest rate having a term consistent with the vesting period of the award.
(2)Expected volatility is determined based on historical volatility over a matching look-back period and is consistent with the correlation coefficients between our stock prices and our peer group.

Additionally, we estimated a liquidity discount of 10.7% using the Finnerty Model to adjust the fair value for the post-vest restrictions. Vesting of market-based RSUs depends on our relative total shareholder return among a designated group of peer companies during a three-year period and will be subject to a one-year holding period after vesting.

The following table summarizes activity for time-based, performance-based and market-based RSUs in 2021:

	Time-Based		Performance-Based		Market-Based
	Number of Awards	Weighted Average Grant Date Fair Value	Number of Awards	Weighted Average Grant Date Fair Value	Number of Awards	Weighted Average Grant Date Fair Value
Nonvested at January 2, 2021	540	$142.47	162	$129.74	89	$146.34
Granted	246	$183.41	—	$—	63	$204.97
Change in units based on performance	—	$—	122	$144.04	—	$—
Vested (1)	(242)	$142.77	(68)	$117.14	(28)	$131.08
Forfeited	(78)	$155.50	(19)	$139.95	(12)	$180.24
Nonvested at January 1, 2022	466	$162.33	197	$142.25	112	$179.66

(1) The vested shares of market-based RSUs were not exercised due to low multiplier effect for 2018 awards.

The following table summarizes certain information concerning activity for time-based, performance-based and market-based RSUs:

	Year Ended
	January 1, 2022	January 2, 2021	December 28, 2019
Time-based:
Weighted average fair value of RSUs granted	$183.41	$137.47	$157.31
Total grant date fair value of RSUs vested	$34,555	$30,231	$21,955
Performance-based:
Weighted average fair value of RSUs granted	$—	$130.03	$159.80
Total grant date fair value of RSUs vested	$7,987	$1,123	$2,666
Market-based:
Weighted average fair value of RSUs granted	$204.97	$145.04	$165.70
Total grant date fair value of RSUs vested	$3,650	$2,646	$—

As of January 1, 2022, the maximum potential payout under our currently outstanding performance-based and market-based RSUs were 223 thousand and 224 thousand units.

Stock Options

In 2021, we granted 124 thousand stock options where the weighted average fair value of stock options granted was $47.19 per share. The fair value was estimated on the date of grant by applying the Black-Scholes-Merton option-pricing valuation model.

The following table includes summary information for stock options as of January 1, 2022:

	Number of Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at beginning of year	—	$—
Granted	124	$176.50
Exercised	—	$—
Forfeited	(13)	$176.50
Outstanding at end of year	111	$176.50	9.2	$7,029
Exercisable at end of year	—	$—	—	$—

The following table presents the weighted average assumptions used in determining the fair value of options granted:

Fifty-Two Weeks Ended
January 1, 2022
Risk-free interest rate (1)	1.02%
Expected life (2)	6 years
Expected volatility (3)	35.78%
Expected dividend yield (4)	2.48%

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
(4) The expected dividend yield is calculated based on our expected quarterly dividend and the three month average stock price as of the grant date.

Other Considerations

Total income tax benefit related to share-based compensation expense for 2021, 2020 and 2019 was $15.2 million, $11.5 million and $9.4 million.

As of January 1, 2022, there was $71.5 million of unrecognized compensation expense related to all share-based awards that is expected to be recognized over a weighted average period of 1.47 years.

Deferred Stock Units

We grant share-based awards annually to our Board of Directors in connection with our annual meeting of stockholders. These awards are granted in the form of DSUs as provided for in the Advance Auto Parts, Inc. Deferred Stock Unit Plan for Non-Employee Directors and Selected Executives (“DSU Plan”). Each DSU is equivalent to one share of our common stock and will be distributed in common shares after the director’s service on the Board ends. DSUs granted vest over a one-year service period. Additionally, the DSU Plan provides for the deferral of compensation earned in the form of (i) an annual retainer for directors, and (ii) wages for certain highly compensated team members. These DSUs are settled in common stock with the participants at a future date, or over a specified time period, as elected by the participants in accordance with the DSU Plan.

We granted 10 thousand DSUs in 2021. The weighted average fair value of DSUs granted during 2021, 2020 and 2019 was $191.24, $130.14, and $156.47. The DSUs are awarded at a price equal to the market price of our underlying common stock on the date of the grant. For 2021, 2020 and 2019, we recognized $1.6 million, $1.6 million and $1.9 million of share-based compensation expense for these DSU grants.

Employee Stock Purchase Plan

We also offer an employee stock purchase plan (“ESPP”). Under the ESPP, eligible team members may elect salary deferrals to purchase our common stock at a discount of 10% from its fair market value on the date of purchase. There are annual limitations on the amounts a team member may elect of either $25 thousand per team member or 10% of compensation, whichever is less. As of January 1, 2022, there were 0.9 million shares available to be issued under the ESPP.

16.    Accumulated Other Comprehensive Loss:

Accumulated other comprehensive loss, net of tax, consisted of the following:

	Unrealized Gain (Loss) on Postretirement Plan	Foreign Currency Translation	Accumulated Other Comprehensive (Loss) Income
Balance, December 29, 2018	$1,464	$(45,657)	$(44,193)
2019 activity	(142)	9,766	9,624
Balance, December 28, 2019	1,322	(35,891)	(34,569)
2020 activity	(152)	7,962	7,810
Balance, January 2, 2021	1,170	(27,929)	(26,759)
2021 activity	(264)	4,396	4,132
Balance, January 1, 2022	$906	$(23,533)	$(22,627)

Advance Auto Parts, Inc.
Schedule II - Valuation and Qualifying Accounts
(in thousands)

Allowance for credit losses	Balance at Beginning of Period	Charges to Expenses	Deductions(1)	Balance at End of Period
December 28, 2019	$18,042	$11,949	$(15,742)	$14,249
January 2, 2021	$14,249	$14,933	$(17,253)	$11,929
January 1, 2022	$11,929	$11,125	$(12,892)	$10,162
(1)Accounts written off during the period. These amounts did not impact our statement of operations for any year presented.

Other valuation and qualifying accounts have not been reported in this schedule because they are either not applicable or because the information has been included elsewhere in this report.

EXHIBIT INDEX

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith
3.1	Restated Certificate of Incorporation of Advance Auto Parts, Inc. (“Advance Auto”) (as amended effective as of May 24, 2017).	10-Q	3.1	8/14/2018
3.2	Amended and Restated Bylaws of Advance Auto Parts, Inc., effective May 24, 2017.	10-Q	3.2	8/18/2020
4.0	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934, as amended.	10-K	4.0	2/18/2020
4.1	Indenture, dated as of April 29, 2010, among Advance Auto Parts, Inc., each of the Subsidiary Guarantors from time to time party thereto and Wells Fargo Bank, National Association, as Trustee.	8-K	4.1	4/29/2010
4.2	Second Supplemental Indenture dated as of May 27, 2011 to the Indenture dated as of April 29, 2010 among Advance Auto Parts, Inc. as Issuer, each of the Subsidiary Guarantors from time to time party thereto and Wells Fargo Bank, National Association, as Trustee.	8-K	10.45	6/3/2011
4.3	Third Supplemental Indenture dated as of January 17, 2012 among Advance Auto Parts, Inc., each of the Subsidiary Guarantors from time to time party thereto and Wells Fargo Bank, National Association, as Trustee.	8-K	4.4	1/17/2012
4.4	Fourth Supplemental Indenture, dated as of December 21, 2012 among Advance Auto Parts, Inc., each of the Subsidiary Guarantors from time to time party thereto and Wells Fargo Bank, National Association, as Trustee.	8-K	4.5	12/21/2012
4.5	Fifth Supplemental Indenture, dated as of April 19, 2013 among Advance Auto Parts, Inc., each of the Subsidiary Guarantors from time to time party thereto and Wells Fargo Bank, National Association, as Trustee.	8-K	4.6	4/19/2013
4.6	Sixth Supplemental Indenture, dated as of December 3, 2013, among Advance Auto Parts, Inc., each of the Subsidiary Guarantors from time to time party thereto and Wells Fargo Bank, National Association, as Trustee.	8-K	4.7	12/9/2013
4.7	Form of 4.500% Note due 2022.	8-K	4.5	1/17/2012
4.8	Form of 4.500% Note due 2023.	8-K	4.7	12/9/2013
4.9	Seventh Supplemental Indenture, dated as of February 28, 2014, among Advance Auto Parts, Inc., each of the Subsidiary Guarantors from time to time party thereto and Wells Fargo Bank, National Association, as Trustee.	10-Q	4.11	5/28/2014
4.10	Indenture, dated as of April 16, 2020 by and among Advance Auto Parts, Inc., each of the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as trustee.	8-K	4.1	4/17/2020
4.11	Eighth Supplemental Indenture, dated as of September 29, 2020, among Advance Auto Parts, Inc. each of the Guarantors from time to time party thereto and Wells Fargo Bank, National Association, as Trustee.	8-K	4.6	9/30/2020
10.1	Form of Indemnification Agreement between Advance Auto Parts and each of its Directors.	8-K	10.19	5/20/2004
10.2	Advance Auto Parts, Inc. 2004 Long-Term Incentive Plan (amended as of April 17, 2008).	10-Q	10.19	5/29/2008

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith
10.2	Advance Auto Parts, Inc. Deferred Stock Unit Plan for Non-Employee Directors and Selected Executives (as amended January 1, 2008), including First Amendment to the Advance Auto Parts, Inc. Deferred Stock Unit Plan for Non-Employee Directors and Selected Executives (as amended and restated effective as of January 1, 2009) and Second Amendment to the Advance Auto Parts, Inc. Deferred Stock Unit Plan for Non-Employee Directors and Selected Executives (as amended and restated effective as of January 1, 2010).	10-K	10.17	3/1/2011
10.3	Form of Advance Auto Parts, Inc. SAR Award Agreement under 2004 Long-Term Incentive Plan.	10-K	10.33	2/28/2012
10.4	Form of Advance Auto Parts, Inc. SARs Award Agreement and Restricted Stock Unit Award Agreement.	10-K	10.48	2/25/2014
10.5	Fourth Amendment to the Advance Auto Parts, Inc. Deferred Stock Unit Plan for Non-Employee Directors and Selected Executives (As Amended and Restated Effective as of January 1, 2008).	10-K	10.52	3/3/2015
10.6	Fifth Amendment to the Advance Auto Parts, Inc. Deferred Stock Unit Plan for Non-Employee Directors and Selected Executives (As Amended and Restated Effective as of January 1, 2008).	10-K	10.54	3/3/2015
10.7	Employment Agreement effective March 28, 2016 between Advance Auto Parts, Inc. and Thomas Greco.	10-Q	10.1	5/31/2016
10.8	First Amendment to Employment Agreement effective April 2, 2016 between Advance Auto Parts, Inc. and Thomas R. Greco.	10-Q	10.2	5/31/2016
10.9	Employment Agreement effective August 21, 2016 between Advance Auto Parts, Inc. and Robert B. Cushing.	10-K	10.50	2/28/2017
10.10	Sixth Amendment to the Advance Auto Parts, Inc. Deferred Stock Unit Plan for Non-Employee Directors and Selected Executives (As Amended and Restated Effective as of January 1, 2008).	10-K	10.55	2/28/2017
10.11	Seventh Amendment to the Advance Auto Parts, Inc. Deferred Stock Unit Plan for Non-Employee Directors and Selected Executives (As Amended and Restated Effective as of January 1, 2008).	10-K	10.56	2/28/2017
10.12	Form of 2015 Advance Auto Parts, Inc. SARs Award Agreement.	10-K	10.58	2/28/2017
10.13	Advance Auto Parts, Inc. 2017 Amended and Restated Executive Incentive Plan.	DEF14A	Appendix A	4/6/2017
10.14	8th Amendment to Advance Auto Parts, Inc. Deferred Stock Unit Plan for Non-Employee Directors and Selected Executives (As Amended and Restated Effective as of January 1, 2008).	10-K	10.58	2/21/2018
10.15	Employment Agreement effective September 17, 2018 between Advance Auto Parts, Inc. and Jeffrey W. Shepherd.	10-Q	10.1	11/13/2018
10.16	Employment Agreement effective October 3, 2018 between Advance Auto Parts, Inc. and Reuben E. Slone.	10-K	10.53	2/9/2019
10.17	Form of 2017 Advance Auto Parts, Inc. Performance-Based Restricted Stock Unit Award Agreement.	10-K	10.54	2/9/2019
10.18	Form of 2018 Advance Auto Parts, Inc. Performance-Based Restricted Stock Unit Award Agreement.	10-K	10.55	2/9/2019
10.19	Form of 2018 Advance Auto Parts, Inc. Time-Based Restricted Stock Unit Award Agreement.	10-K	10.56	2/9/2019
10.20	Advance Auto Parts, Inc. 2014 Long-Term Incentive Plan (as amended effective August 7, 2018).	10-K	10.57	2/9/2019

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith
10.21	2018 Restricted Stock Unit Award Agreement (Performance-Based) between Advance Auto Parts, Inc. and Rueben E. Slone dated November 19, 2018.	10-K	10.58	2/9/2019
10.22	Advance Auto Parts, Inc. Deferred Compensation Program, as amended and restated effective January 1, 2021.	10-K	10.45	2/22/2021
10.23	Form of 2021 Advance Auto Parts, Inc. Time-Based Restricted Stock Unit Award Agreement.	10-Q	10.1	6/2/2021
10.24	Form of 2021 Advance Auto Parts, Inc. Performance-Based Restricted Stock Unit Award Agreement.	10-Q	10.2	6/2/2021
10.25	Form of 2021 Advance Auto Parts, Inc. Nonqualified Stock Option Award Agreement.	10-Q	10.3	6/2/2021
10.26	Credit Agreement, dated as of November 9, 2021, among Advance Auto Parts, Inc. Advance Stores Company, Incorporated the lenders party thereto, and Bank of America, N.A., as Administrative Agent.	8-K	10.1	11/15/2021
10.27	Guarantee Agreement, dated as of November 9, 2021, among Advance Auto Parts, Inc., the guarantors from time to time party thereto and Bank of America, N.A, as administrative agent for the lenders.	8-K	10.2	11/15/2021
10.28	Employment Agreement effective March 15, 2021 between Advance Auto Parts, Inc. and Michael C. Creedon, Jr.				X
10.29	Description of Non-Employee Director Compensation.				X
21.1	Subsidiaries of Advance Auto Parts, Inc.				X
22.1	List of Issuers and its Guarantor Subsidiaries.				X
23.1	Consent of Deloitte & Touche LLP.				X
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension Schema Document.				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X
104.1	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit).				X

Item 16. Form 10-K Summary.

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCE AUTO PARTS, INC.
Dated:	February 15, 2022	By:	/s/ Jeffrey W. Shepherd
Jeffrey W. Shepherd
Executive Vice President, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas R. Greco	President and Chief Executive Officer and Director	February 15, 2022
Thomas R. Greco	(Principal Executive Officer)

/s/ Jeffrey W. Shepherd	Executive Vice President, Chief Financial Officer	February 15, 2022
Jeffrey W. Shepherd	(Principal Financial Officer)

/s/ William J. Pellicciotti, Jr.	Senior Vice President, Controller and Chief Accounting Officer	February 15, 2022
William J. Pellicciotti, Jr.	(Principal Accounting Officer)

/s/ Eugene I. Lee, Jr.	Chairman and Director	February 15, 2022
Eugene I. Lee, Jr.

/s/ Carla J. Bailo	Director	February 15, 2022
Carla J. Bailo

/s/ John F. Ferraro	Director	February 15, 2022
John F. Ferraro

/s/ Jeffrey J. Jones II	Director	February 15, 2022
Jeffrey J. Jones II

/s/ Douglas A. Pertz	Director	February 15, 2022
Douglas A. Pertz

/s/ Sherice R. Torres	Director	February 15, 2022
Sherice R. Torres

/s/ Nigel Travis	Director	February 15, 2022
Nigel Travis

/s/ Arthur L. Valdez Jr.	Director	February 15, 2022
Arthur L. Valdez Jr.