Form 10-Q
period 2022-04-23
ADVANCE AUTO PARTS INC
filed 2022-05-24
CIK 1158449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q
________________________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 23, 2022

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

As of May 20, 2022, the number of shares of the registrant’s common stock outstanding was 60,639,825 shares.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements herein are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are usually identifiable by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “guidance,” “intend,” “likely,” “may,” “plan,” “position,” “possible,” “potential,” “probable,” “project,” “should,” “strategy,” “will,” or similar language. All statements other than statements of historical fact are forward-looking statements, including, but not limited to, statements about our strategic initiatives, operational plans and objectives, and future business and financial performance, as well as statements regarding underlying assumptions related thereto. Forward-looking statements reflect our views based on historical results, current information and assumptions related to future developments. Except as may be required by law, we undertake no obligation to update any forward-looking statements made herein. Forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those projected or implied by the forward-looking statements. They include, among others, factors related to the timing and implementation of strategic initiatives, including with respect to labor shortages or disruptions and the impact on our ability to complete store openings, deterioration of general macroeconomic conditions, the highly competitive nature of our industry, demand for our products and services, complexities in our inventory and supply chain, challenges with transforming and growing our business and factors related to the current global pandemic. Please refer to “Item 1A. Risk Factors” of our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”), as updated by our subsequent filings with the SEC, for a description of these and other risks and uncertainties that could cause actual results to differ materially from those projected or implied by the forward-looking statements.

PART I. FINANCIAL INFORMATION

ITEM 1.CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except per share data) (Unaudited)

Assets	April 23, 2022	January 1, 2022
Current assets:
Cash and cash equivalents	$138,733	$601,428
Receivables, net	957,799	782,785
Inventories	4,778,849	4,659,018
Other current assets	182,399	232,245
Total current assets	6,057,780	6,275,476
Property and equipment, net of accumulated depreciation of $2,471,936 and $2,403,567	1,567,986	1,528,311
Operating lease right-of-use assets	2,687,581	2,671,810
Goodwill	993,820	993,744
Other intangible assets, net	642,120	651,217
Other assets	53,194	73,651
Total assets	$12,002,481	$12,194,209
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,942,388	$3,922,007
Accrued expenses	617,793	777,051
Other current liabilities	492,393	481,249
Total current liabilities	5,052,574	5,180,307
Long-term debt	1,187,170	1,034,320
Noncurrent operating lease liabilities	2,330,532	2,337,651
Deferred income taxes	420,336	410,606
Other long-term liabilities	102,189	103,034
Total liabilities	9,092,801	9,065,918

Commitments and contingencies

Stockholders’ equity:
Preferred stock, nonvoting, $0.0001 par value	—	—
Common stock, voting, $0.0001 par value	8	8
Additional paid-in capital	862,451	845,407
Treasury stock, at cost	(2,564,757)	(2,300,288)
Accumulated other comprehensive loss	(41,065)	(22,627)
Retained earnings	4,653,043	4,605,791
Total stockholders’ equity	2,909,680	3,128,291
Total liabilities and stockholders’ equity	$12,002,481	$12,194,209

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(in thousands, except per share data) (Unaudited)

	Sixteen Weeks Ended
	April 23, 2022	April 24, 2021
Net sales	$3,374,210	$3,330,370
Cost of sales, including purchasing and warehousing costs	1,867,690	1,845,444
Gross profit	1,506,520	1,484,926
Selling, general and administrative expenses	1,303,250	1,232,797
Operating income	203,270	252,129
Other, net:
Interest expense	(12,868)	(11,191)
Loss on early redemptions of senior unsecured notes	(7,408)	—
Other income, net	136	4,836
Total other, net	(20,140)	(6,355)
Income before provision for income taxes	183,130	245,774
Provision for income taxes	43,339	59,844
Net income	$139,791	$185,930

Basic earnings per common share	$2.28	$2.83
Weighted-average common shares outstanding	61,261	65,688
Diluted earnings per common share	$2.26	$2.81
Weighted-average common shares outstanding	61,732	66,102

Condensed Consolidated Statements of Comprehensive Income
(in thousands) (Unaudited)

	Sixteen Weeks Ended
	April 23, 2022	April 24, 2021
Net income	$139,791	$185,930
Other comprehensive (loss) income:
Changes in net unrecognized other postretirement benefit (costs), net of tax of $9 and $19	24	(54)
Currency translation adjustments	(18,462)	5,347
Total other comprehensive (loss) income	(18,438)	5,293
Comprehensive income	$121,353	$191,223

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries Condensed Consolidated Statements of Changes in Stockholders’ Equity (in thousands, except per share data) (Unaudited)

	Sixteen Weeks Ended April 23, 2022
	Common Stock		Additional Paid-in Capital	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2022	62,009	$8	$845,407	$(2,300,288)	$(22,627)	$4,605,791	$3,128,291
Net income	—	—	—	—	—	139,791	139,791
Total other comprehensive loss	—	—	—	—	(18,438)	—	(18,438)
Issuance of shares upon the exercise of stock options	1	—	233	—	—	—	233
Restricted stock units and deferred stock units vested	234	—	—	—	—	—	—
Share-based compensation	—	—	16,978	—	—	—	16,978
Stock issued under employee stock purchase plan	10	—	933	—	—	—	933
Repurchases of common stock	(1,156)	—	—	(264,469)	—	—	(264,469)
Cash dividends declared ($1.50 per common share)	—	—	—	—	—	(92,539)	(92,539)
Other	—	—	(1,100)	—	—	—	(1,100)
Balance at April 23, 2022	61,098	$8	$862,451	$(2,564,757)	$(41,065)	$4,653,043	$2,909,680

	Sixteen Weeks Ended April 24, 2021
	Common Stock		Additional Paid-in Capital	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at January 2, 2021	66,361	$8	$783,709	$(1,394,080)	$(26,759)	$4,196,634	$3,559,512
Net income	—	—	—	—	—	185,930	185,930
Total other comprehensive income	—	—	—	—	5,293	—	5,293
Restricted stock units and deferred stock units vested	227	—	—	—	—	—	—
Share-based compensation	—	—	16,260	—	—	—	16,260
Stock issued under employee stock purchase plan	13	—	—	—	—	—	—
Repurchases of common stock	(1,162)	—	—	(183,647)	—	—	(183,647)
Cash dividends declared ($1.00 per common share)	—	—	—	—	—	(81,746)	(81,746)
Other	—	—	(35)	—	—	—	(35)
Balance at April 24, 2021	65,439	$8	$799,934	$(1,577,727)	$(21,466)	$4,300,818	$3,501,567

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands) (Unaudited)

	Sixteen Weeks Ended
	April 23, 2022	April 24, 2021
Cash flows from operating activities:
Net income	$139,791	$185,930
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	85,581	77,253
Share-based compensation	16,978	16,260
Loss and impairment of long-lived assets	1,237	4,732
Loss on early redemptions of senior unsecured notes	7,408	—
Provision for deferred income taxes	9,681	14,660
Other, net	1,020	543
Net change in:
Receivables, net	(174,895)	(53,982)
Inventories	(119,550)	63,883
Accounts payable	20,225	96,094
Accrued expenses	(98,978)	(50,949)
Other assets and liabilities, net	56,562	(24,492)
Net cash (used in) provided by operating activities	(54,940)	329,932
Cash flows from investing activities:
Purchases of property and equipment	(114,854)	(70,884)
Proceeds from sales of property and equipment	828	590
Net cash used in investing activities	(114,026)	(70,294)
Cash flows from financing activities:
Borrowings under credit facilities	275,000	—
Payments on credit facilities	(275,000)	—
Borrowings on senior unsecured notes	348,618	—
Payments on senior unsecured notes	(201,081)	—
Dividends paid	(154,796)	(33,146)
Repurchases of common stock	(264,469)	(183,647)
Other, net	(2,007)	104
Net cash used in financing activities	(273,735)	(216,689)
Effect of exchange rate changes on cash	(19,994)	2,292
Net (decrease) increase in cash and cash equivalents	(462,695)	45,241
Cash and cash equivalents, beginning of period	601,428	834,992
Cash and cash equivalents, end of period	$138,733	$880,233

Non-cash transactions:
Accrued purchases of property and equipment	$15,272	$3,505

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Amounts presented in thousands, except per share data, unless otherwise stated)
(Unaudited)

1.    Nature of Operations and Basis of Presentation

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

As of April 23, 2022, we operated a total of 4,687 stores and 311 branches primarily within the United States, with additional locations in Canada, Puerto Rico and the U.S. Virgin Islands. In addition, as of April 23, 2022, we served 1,318 independently owned Carquest branded stores across the same geographic locations served by our stores and branches in addition to Mexico and various Caribbean islands. Our stores operate primarily under the trade names “Advance Auto Parts” and “Carquest” and our branches operate under the “Worldpac” and “Autopart International” trade names.

The accounting policies followed in the presentation of interim financial results are consistent with those followed on an annual basis. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), have been condensed or omitted based upon the Securities and Exchange Commission (“SEC”) interim reporting principles. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for 2021 as filed with the SEC on February 15, 2022.

The accompanying condensed consolidated financial statements reflect all normal recurring adjustments that are necessary to present fairly the results for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the operating results to be expected for the full year. Our first quarter of the year contains sixteen weeks. Our remaining three quarters each consist of twelve weeks.

2.    Significant Accounting Policies

Revenues

The following table summarizes disaggregated revenue from contracts with customers by product group:

	Sixteen Weeks Ended
	April 23, 2022	April 24, 2021
Percentage of Sales, by Product Group:
Parts and Batteries	66%	66%
Accessories and Chemicals	20	21
Engine Maintenance	13	12
Other	1	1
Total	100%	100%

3.    Inventories

Inventories are stated at the lower of cost or market. We used the last in, first out (“LIFO”) method of accounting for approximately 90.3% of inventories as of April 23, 2022 and 89.8% of inventories as of January 1, 2022. Under the LIFO method, our cost of sales reflects the costs of the most recently purchased inventories, while the inventory carrying balance represents the costs for inventories purchased in the sixteen weeks ended April 23, 2022 and prior years. As a result of changes in the LIFO reserve, we recorded an increase to Cost of sales of $81.5 million and $3.1 million for the sixteen weeks ended April 23, 2022 and April 24, 2021 to state inventories at LIFO.

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

Inventory balances were as follows:

	April 23, 2022	January 1, 2022
Inventories at first in, first out (“FIFO”)	$4,827,206	$4,625,900
Adjustments to state inventories at LIFO	(48,357)	33,118
Inventories at LIFO	$4,778,849	$4,659,018

4.    Intangible Assets

Our definite-lived intangible assets include customer relationships and non-compete agreements. Amortization expense was $9.5 million and $9.7 million for the sixteen weeks ended April 23, 2022 and April 24, 2021.

5.    Receivables, net

Receivables, net, consisted of the following:

	April 23, 2022	January 1, 2022
Trade	$652,625	$506,725
Vendor	224,216	201,933
Other	93,138	84,289
Total receivables	969,979	792,947
Less: allowance for credit losses	(12,180)	(10,162)
Receivables, net	$957,799	$782,785

6.    Long-term Debt and Fair Value of Financial Instruments

Long-term debt consists of the following:

	April 23, 2022	January 1, 2022
4.50% Senior Unsecured Notes due December 1, 2023	$—	$193,220
1.75% Senior Unsecured Notes due October 1, 2027	346,556	346,382
3.90% Senior Unsecured Notes due April 15, 2030	495,157	494,718
3.50% Senior Unsecured Notes due March 15, 2032	345,457	—
Total long-term debt	$1,187,170	$1,034,320
Fair value of long-term debt	$1,104,000	$1,092,000

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

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Amounts presented in thousands, except per share data, unless otherwise stated)
(Unaudited)

Bank Debt

As of April 23, 2022 and January 1, 2022, we had no outstanding borrowings, $1.2 billion of borrowing availability and no letters of credit outstanding under our unsecured revolving credit facility (the “Credit Agreement”).

As of April 23, 2022 and January 1, 2022, we had $90.2 million and $92.0 million of bilateral letters of credit issued separately from the Credit Agreement, none of which were drawn upon. These bilateral letters of credit generally have a term of one year or less and primarily serve as collateral for our self-insurance policies.

We were in compliance with financial covenants required by our debt arrangements as of April 23, 2022.

Senior Unsecured Notes

Our 4.50% senior unsecured notes due December 1, 2023 (the “2023 Notes”) were issued in December 2013 at 99.69% of the principal amount of $450.0 million. The 2023 Notes bear interest, payable semi-annually in arrears on June 1 and December 1, at a rate of 4.50% per year. Pursuant to a cash tender offer that was completed on September 29, 2020, we repurchased $256.3 million of the 2023 Notes with the net proceeds from the 2027 Notes. In connection with this tender offer, we incurred charges related to tender premiums and debt issuance costs of $30.5 million and $1.4 million. On April 4, 2022, we redeemed the remaining $193.2 million principal amount of our outstanding 2023 Notes with the net proceeds from the issuance of the 3.50% senior unsecured notes due March 15, 2032 (the “2032 Notes”). In connection with this early redemption, we incurred charges related to the make-whole provision and debt issuance costs of $7.0 million and $0.4 million.

Our 3.90% senior unsecured notes due April 15, 2030 (the “Original Notes”) were issued April 16, 2020, at 99.65% of the principal amount of $500.0 million, and were not registered under the Securities Act of 1933, as amended (the “Securities Act”). The Original Notes bear interest, payable semi-annually in arrears on April 15 and October 15, at a rate of 3.90% per year. On July 28, 2020, we completed an exchange offer whereby the Original Notes in the aggregate principal amount of $500.0 million were exchanged for a like principal amount (the “Exchange Notes” or “2030 Notes”), and which have been registered under the Securities Act. The Original Notes were substantially identical to the Exchange Notes, except the Exchange Notes are registered under the Securities Act and are not subject to the transfer restrictions and certain registration rights agreement provisions applicable to the Original Notes.

Our 1.75% senior unsecured notes due October 1, 2027 (the “2027 Notes”) were issued September 29, 2020, at 99.67% of the principal amount of $350.0 million. The 2027 Notes bear interest, payable semi-annually in arrears on April 1 and October 1, at a rate of 1.75% per year. In connection with the 2027 Notes offering, we incurred $2.9 million of debt issuance costs.

Our 2032 Notes were issued March 4, 2022, at 99.61% of the principal amount of $350.0 million. The 2032 Notes bear interest, payable semi-annually in arrears on March 15 and September 15, at a rate of 3.50% per year. In connection with the 2032 Notes offering, we incurred $3.2 million of debt issuance costs.

We may redeem some or all of the 2032 Notes at any time or from time to time, prior to December 15, 2031, at the redemption price described in the related indenture for the 2032 Notes (the “Indenture”). In addition, in the event of a change of control triggering event, as defined in the Indenture, we will be required to offer to repurchase the 2032 Notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest to the repurchase date. Currently, the 2032 Notes are fully and unconditionally guaranteed, jointly and severally, on an unsubordinated unsecured basis by guarantor and subsidiary guarantees, as defined by the Indenture.

Debt Guarantees

We are a guarantor of loans made by banks to various independently owned Carquest-branded stores that are customers of ours totaling $44.5 million and $31.7 million as of April 23, 2022 and January 1, 2022. These loans are collateralized by security agreements on merchandise inventory and other assets of the borrowers. The approximate value of the inventory collateralized by these agreements is $105.8 million and $86.9 million as of April 23, 2022 and January 1, 2022. We believe that the likelihood of performance under these guarantees is remote.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Amounts presented in thousands, except per share data, unless otherwise stated)
(Unaudited)

7.    Leases

Substantially all of our leases are for facilities and vehicles. The initial term for facilities is typically five years to ten years, with renewal options at five-year intervals, with the exercise of lease renewal options at our sole discretion. Our vehicle and equipment leases are typically three years to six years. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Operating lease liabilities consisted of the following:

	April 23, 2022	January 1, 2022
Total operating lease liabilities	$2,798,628	$2,802,772
Less: Current portion of operating lease liabilities	(468,096)	(465,121)
Noncurrent operating lease liabilities	$2,330,532	$2,337,651

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

Total lease cost is included in Cost of sales and Selling, general and administrative expenses (“SG&A”) in the accompanying Condensed Consolidated Statements of Operations and is recorded net of immaterial sublease income. Total lease cost is comprised of the following:

	Sixteen Weeks Ended
	April 23, 2022	April 24, 2021
Operating lease cost	$173,035	$161,984
Variable lease cost	53,296	43,525
Total lease cost	$226,331	$205,509

The future maturity of lease liabilities as of April 23, 2022 were as follows:

Remainder of 2022	$355,398
2023	543,223
2024	471,972
2025	436,146
2026	330,471
Thereafter	989,142
Total lease payments	3,126,352
Less: Imputed interest	(327,724)
Total operating lease liabilities	$2,798,628

As of April 23, 2022, our operating lease liabilities included $72.3 million related to options to extend lease terms that are reasonably certain of being exercised and excluded $89.1 million of legally binding minimum lease payments for leases signed but not yet commenced.

The weighted-average remaining lease term and weighted-average discount rate for our operating leases were 7.1 years and 3.0% as of April 23, 2022. We calculated the weighted-average discount rates using incremental borrowing rates, which equal the rates of interest that we would pay to borrow funds on a fully collateralized basis over a similar term.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Amounts presented in thousands, except per share data, unless otherwise stated)
(Unaudited)

Other information relating to our lease liabilities is as follows:

	Sixteen Weeks Ended
	April 23, 2022	April 24, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$190,542	$185,083
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$147,015	$118,448

8.    Share Repurchase Program

On February 8, 2022, our Board of Directors authorized an additional $1.0 billion to the existing share repurchase program. This authorization is incremental to the $1.7 billion that was previously authorized by our Board of Directors. Our share repurchase program permits the repurchase of our common stock on the open market and in privately negotiated transactions from time to time.

During the sixteen weeks ended April 23, 2022, we repurchased 1.1 million shares of our common stock at an aggregate cost of $248.2 million, or an average price of $231.41 per share, in connection with our share repurchase program. During the sixteen weeks ended April 24, 2021, we repurchased 1.1 million shares of our common stock at an aggregate cost of $170.4 million, or an average price of $157.84 per share, in connection with our share repurchase program. We had $1.3 billion remaining under our share repurchase program as of April 23, 2022.

9.    Earnings per Share

The computations of basic and diluted earnings per share are as follows:

	Sixteen Weeks Ended
	April 23, 2022	April 24, 2021
Numerator
Net income applicable to common shares	$139,791	$185,930
Denominator
Basic weighted-average common shares	61,261	65,688
Dilutive impact of share-based awards	471	414
Diluted weighted-average common shares (1)	61,732	66,102

Basic earnings per common share	$2.28	$2.83
Diluted earnings per common share	$2.26	$2.81

(1)For the sixteen weeks ended April 23, 2022 and April 24, 2021, 21 thousand and 43 thousand restricted stock units (“RSUs”) were excluded from the diluted calculation as their inclusion would have been anti-dilutive.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Amounts presented in thousands, except per share data, unless otherwise stated)
(Unaudited)

10.    Share-Based Compensation

During the sixteen weeks ended April 23, 2022, we granted 157 thousand time-based RSUs, 58 thousand market-based RSUs and 114 thousand Stock Options. The general terms of the time-based and market-based RSUs are similar to awards previously granted by us. We grant options to purchase common stock to certain employees under our 2014 Long-Term Incentive Plan. The options are granted at an exercise price equal to the closing market price of Advance's common stock on the date of the grant, expire after ten years and vest one-third annually over three years after the date of grant. We record compensation expense for the grant date fair value of the option awards evenly over the vesting period.

The weighted-average fair values of the time-based and market-based RSUs granted during the sixteen weeks ended April 23, 2022 were $205.63 and $205.52 per share. The fair value of each market-based RSU was determined using a Monte Carlo simulation model. For time-based RSUs, the fair value of each award was determined based on the market price of our stock on the date of grant adjusted for expected dividends during the vesting period, as applicable.

The weighted-average fair value of stock options granted during the sixteen weeks ended April 23, 2022 was $53.98 per share. The fair value was estimated on the date of grant by applying the Black-Scholes option-pricing valuation model.

Sixteen Weeks Ended
April 23, 2022
Risk-free interest rate (1)	1.9%
Expected term (2)	6 years
Expected volatility (3)	34.0%
Expected dividend yield (4)	2.6%

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

Total income tax benefit related to share-based compensation expense for the sixteen weeks ended April 23, 2022 was $4.2 million. As of April 23, 2022, there was $101.5 million of unrecognized compensation expense related to all share-based awards that is expected to be recognized over a weighted-average period of 1.7 years.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended January 1, 2022 (filed with the SEC on February 15, 2022), which we refer to as our 2021 Form 10-K, and our condensed consolidated financial statements and the notes to those statements that appear elsewhere in this report.

Management Overview

Net sales increased 1.3% in the first quarter of 2022 compared with the same period in the prior year, primarily driven by growing consumer demand, namely in our professional and independent businesses. Our regional strength in comparable store sales was led by the West and Canada, along with a strong recovery in Florida and the Mid-Atlantic. Category growth was led by motor oil, batteries and brakes.

We generated Diluted earnings per share (“Diluted EPS”) of $2.26 during our first quarter of 2022 compared with $2.81 for the comparable period of 2021. When adjusted for non-operational items outlined in the following table, our Adjusted diluted earnings per share (“Adjusted EPS”) for the sixteen weeks ended April 23, 2022 and April 24, 2021 was $3.57 and $3.34.

	Sixteen Weeks Ended
	April 23, 2022	April 24, 2021
Last-in, first-out (“LIFO”) impacts	$0.99	$0.03
Transformation expenses	0.13	0.40
General Parts International, Inc. (“GPI”) amortization of acquired intangible assets	0.10	0.10
Other adjustments	0.09	—
Total adjustments, net of tax	$1.31	$0.53

Refer to “Reconciliation of Non-GAAP Financial Measures” for a definition and reconciliation of Adjusted EPS and other non-GAAP measures to the most directly comparable financial measures calculated and presented in accordance with GAAP.

A high-level summary of our financial results for the first quarter of 2022 includes:

•Net sales during the first quarter of 2022 was $3.4 billion, an increase of 1.3% compared with the first quarter of 2021, primarily driven by our professional and independent businesses. Comparable store sales increased 0.6%.
•Gross profit margin for the first quarter of 2022 was 44.6% of Net sales, flat compared with the first quarter of 2021. Gross profit was impacted favorably due to our ongoing category management initiatives, including strategic pricing and owned brand expansion. These were offset by LIFO expense, inflationary costs and unfavorable channel and product mix.
•SG&A expenses for the first quarter of 2022 was 38.6% of Net sales, an increase of 161 basis points compared with the first quarter of 2021. This unfavorable impact was primarily driven by inflationary cost increases in store labor, fuel and delivery and start-up costs from new store openings compared with prior year, partially offset by a year over year decrease in COVID-19 related expenses and incentive compensation.

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

•Continued evolution of our marketing campaigns, which focus on our customers and how we serve them every day with care and speed and the iconic DieHard® brand.
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

Industry Update

Operating within the automotive aftermarket industry, we are influenced by a number of general macroeconomic factors, many of which are similar to those affecting the overall retail industry, and include but are not limited to:

•Inflationary pressures, including logistics and labor
•Global supply chain disruptions
•Fuel costs
•Unemployment rates
•Consumer confidence
•Competition
•Changes in new car sales
•Miles driven
•Economic and geopolitical uncertainty

Stores and Branches

Key factors in selecting sites and market locations in which we operate include population, demographics, traffic count, vehicle profile, competitive landscape and the cost of real estate. During the sixteen weeks ended April 23, 2022, 35 stores and branches were opened and nine were closed or consolidated, resulting in a total of 4,998 stores and branches compared with a total of 4,972 stores and branches as of January 1, 2022.

Results of Operations

	Sixteen Weeks Ended				$ Favorable/ (Unfavorable)	Basis Points
($ in millions)	April 23, 2022		April 24, 2021
Net sales	$3,374.2	100.0%	$3,330.4	100.0%	$43.8	—
Cost of sales	1,867.7	55.4	1,845.4	55.4	(22.3)	(6)
Gross profit	1,506.5	44.6	1,484.9	44.6	21.5	6
SG&A	1,303.3	38.6	1,232.8	37.0	(70.5)	(161)
Operating income	203.3	6.0	252.1	7.6	(49.0)	(155)
Interest expense	(12.9)	(0.4)	(11.2)	(0.3)	(1.7)	(5)
Loss on early redemptions of senior unsecured notes	(7.4)	(0.2)	0.0	—	(7.4)	(22)
Other income, net	0.1	0.0	4.8	0.1	(4.7)	(14)
Provision for income taxes	43.3	1.3	59.8	1.8	16.5	51
Net income	$139.8	4.1%	$185.9	5.6%	$(46.3)	(145)

Note: Table amounts may not foot due to rounding.

Net Sales

Net sales for the sixteen weeks ended April 23, 2022 increased 1.3% compared with the same period in 2021, primarily driven by growth in our professional and independent businesses. Comparable store sales increased 0.6% for the sixteen weeks ended April 23, 2022 compared with the sixteen weeks ended April 24, 2021. Category growth was led by motor oil, batteries and brakes.

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

Gross Profit

Gross profit for the sixteen weeks ended April 23, 2022 was $1.5 billion, or 44.6% of Net sales, and was flat compared with the sixteen weeks ended April 24, 2021. During the sixteen weeks ended April 23, 2022, improvements in strategic pricing and owned brand expansion were offset by LIFO expense, inflationary costs and unfavorable channel and product mix.

As a result of changes in our LIFO reserve, an expense of $81.5 million and $3.1 million were included in the sixteen weeks ended April 23, 2022 and April 24, 2021.

Selling, General and Administrative Expenses

SG&A expenses for the sixteen weeks ended April 23, 2022 were $1.3 billion, or 38.6% of Net sales, compared with $1.2 billion, or 37.0% of Net sales, for the sixteen weeks ended April 24, 2021. This increase in SG&A as a percentage of Net sales was primarily driven by increased inflationary pressures in store labor as well as higher fuel and delivery expenses associated with the recovery of the professional business. Additionally, we incurred higher start-up costs from new store openings when compared with the prior year. These costs were partially offset by a year over year decrease in COVID-19 related expenses and incentive compensation.

Loss on Early Redemptions of Senior Unsecured Notes

During the sixteen weeks ended April 23, 2022, we incurred charges related to a make-whole provision and debt issuance costs of $7.0 million and $0.4 million in connection with the early redemption of our senior unsecured notes due 2023.

Provision for Income Taxes

Our Provision for income taxes for the sixteen weeks ended April 23, 2022 was $43.3 million, compared with $59.8 million for the sixteen weeks ended April 24, 2021. Our effective tax rate was 23.7% and 24.3% for the sixteen weeks ended April 23, 2022 and April 24, 2021. The decrease in tax expense resulted from lower Income before provision for income taxes compared with prior year, as well as a benefit relating to the vesting of share-based awards.

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

LIFO Impacts — To assist in comparing our current operating results with the operational performance of other companies in our industry, the impact of LIFO on our results of operations is a reconciling item to arrive at non-GAAP financial measures.

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

We have included a reconciliation of this information to the most comparable GAAP measures in the following table:

	Sixteen Weeks Ended
(in thousands, except per share data)	April 23, 2022	April 24, 2021
Net income (GAAP)	$139,791	$185,930
Cost of sales adjustments:
LIFO impacts	81,475	3,147
Transformation expenses:
Other significant costs	56	2,303
SG&A adjustments:
GPI amortization of acquired intangible assets	8,439	8,547
Transformation expenses:
Restructuring costs	1,491	20,742
Third-party professional services	6,924	8,034
Other significant costs	1,979	3,883
Other income adjustment (1)	7,408	(36)
Provision for income taxes on adjustments (2)	(26,943)	(11,655)
Adjusted net income (Non-GAAP)	$220,620	$220,895

Diluted earnings per share (GAAP)	$2.26	$2.81
Adjustments, net of tax	1.31	0.53
Adjusted EPS (Non-GAAP)	$3.57	$3.34

(1)During the sixteen weeks ended April 23, 2022, we incurred charges related to a make-whole provision and debt issuance costs of $7.0 million and $0.4 million, in connection with the early redemption of our 2023 Notes.
(2)The income tax impact of non-GAAP adjustments is calculated using the estimated tax rate in effect for the respective non-GAAP adjustments.

Liquidity and Capital Resources

Overview

Our primary cash requirements necessary to maintain our current operations include payroll and benefits, inventory purchases, contractual obligations, capital expenditures, payment of income taxes, funding of initiatives under our strategic business plan and other operational priorities, including payment of interest on our long-term debt. Historically, we have used available funds to repay borrowings under our credit facility, to periodically repurchase shares of our common stock under our stock repurchase program, to pay our quarterly cash dividends and for acquisitions; however, in consideration of ongoing uncertainties related to COVID-19 and general macroeconomic conditions, our future uses of cash may differ if our relative priorities, including the weight we place on the preservation of cash and liquidity, change. Typically, we have funded our cash requirements primarily through cash generated from operations, supplemented by borrowings under our credit facilities and notes offerings as needed. We believe funds generated from our results of operations, available cash and cash equivalents and available borrowings under our credit facility will be sufficient to fund our obligations for the long term.

During the sixteen weeks ended April 24, 2022, we issued our 3.50% senior unsecured notes due 2032 (the “2032 Notes”). Refer to Note 6. Long-term Debt and Fair Value of Financial Instruments of the Notes to the Condensed Consolidated Financial Statements included herein for further details. Proceeds from our 2032 Notes were utilized to fund the early redemption of our 2023 Notes and supplement operational and capital expenditures.

Share Repurchase Program

On February 8, 2022, our Board of Directors authorized an additional $1 billion towards the existing share repurchase program. This authorization is incremental to the $1.7 billion that was previously authorized by our Board of Directors. Our share repurchase program permits the repurchase of our common stock on the open market and in privately negotiated transactions from time to time.

During the sixteen weeks ended April 23, 2022, we repurchased 1.1 million shares of our common stock at an aggregate cost of $248.2 million, or an average price of $231.41 per share, in connection with our share repurchase program. During the sixteen weeks ended April 24, 2021, we repurchased 1.1 million shares of our common stock at an aggregate cost of $170.4 million, or an average price of $157.84 per share, in connection with our share repurchase program. We had $1.3 billion remaining under our share repurchase program as of April 23, 2022.

Analysis of Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities:

	Sixteen Weeks Ended
(in thousands)	April 23, 2022	April 24, 2021
Cash flows (used in) provided by operating activities	$(54,940)	$329,932
Cash flows used in investing activities	(114,026)	(70,294)
Cash flows used in financing activities	(273,735)	(216,689)
Effect of exchange rate changes on cash	(19,994)	2,292
Net (decrease) increase in cash and cash equivalents	$(462,695)	$45,241

Operating Activities

For the sixteen weeks ended April 23, 2022, Cash flows provided by operating activities decreased by $384.9 million to $54.9 million of cash used in operating activities compared with the same period of prior year. The net decrease in operating cash flows compared with the prior year was primarily driven by a decrease in overall working capital, primarily driven by an increase in cash used by Inventories, Receivables, net, and Accrued expenses, as well as a decrease in cash provided by Accounts payable.

Investing Activities

For the sixteen weeks ended April 23, 2022, Cash flows used in investing activities increased by $43.7 million to $114.0 million compared with the same period of prior year. Cash used in investing activities for the sixteen weeks ended April 23, 2022 consisted primarily of purchases of property and equipment of $114.9 million attributable to investments in information technology as we remain focused on a complete back office integration throughout the enterprise and supply chain.

Financing Activities

For the sixteen weeks ended April 23, 2022, Cash flows used in financing activities was $273.7 million, an increase of $57.0 million compared with the same period of prior year. The increase in cash used in financing activities over prior year was primarily a result of the early redemption of our 2023 Notes during the sixteen weeks ended April 23, 2022. Additionally, dividends paid increased $121.7 million and share repurchases of our common stock increased $77.8 million during the sixteen weeks ended April 23, 2022 compared with the sixteen weeks ended April 24, 2021. The increase in cash used was partially offset by the net proceeds received from the issuance of the 2032 Notes.

From April 24, 2022 through the date of issuance of the condensed consolidated financial statements, we borrowed $210.0 million and repaid $110.0 million under the Credit Agreement. As of the date of issuance, we had $100.0 million of borrowings outstanding under the Credit Agreement.

Our Board of Directors has declared a cash dividend every quarter since 2006. Any payments of dividends in the future will be at the discretion of our Board of Directors and will depend upon our results of operations, cash flows, capital requirements and other factors deemed relevant by our Board of Directors. On May 18, 2022, we declared a regular cash dividend of $1.50 per share to be paid on July 1, 2022 to all common stockholders of record as of June 17, 2022.

Long-Term Debt

On March 4, 2022, we issued $350.0 million aggregate principal amount of our 2032 Notes. The 2032 Notes were issued at 99.61% of the principal amount of $350.0 million, are due March 15, 2032 and bear interest at 3.50% per year payable semi-annually in arrears on March 15 and September 15 of each year.

On April 3, 2022, we redeemed the remaining $193.2 million principal amount of our outstanding 2023 Notes. In connection with this early redemption, we incurred charges related to the make-whole provision and debt issuance costs of $7.0 million and $0.4 million.

For additional information, refer to Note 6. Long-term Debt and Fair Value of Financial Instruments of the Notes to the Condensed Consolidated Financial Statements included herein.

As of April 23, 2022, we had a credit rating from Standard & Poor’s of BBB- and from Moody’s Investor Service of Baa2. The current outlooks by Standard & Poor’s and Moody’s are positive and stable. The current pricing grid used to determine our borrowing rate under the Credit Agreement is based on our credit ratings. If these credit ratings decline, our interest rate on outstanding balances may increase and our access to additional financing on favorable terms may be limited. In addition, declines could reduce the attractiveness of certain vendor payment programs whereby third-party institutions finance arrangements to our vendors based on our credit rating, which could result in increased working capital requirements. Conversely, if these credit ratings improve, our interest rate may decrease.

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

During the sixteen weeks ended April 23, 2022, there were no changes to the critical accounting policies discussed in our 2021 Form 10-K. For a complete discussion of our critical accounting policies, refer to the 2021 Form 10-K.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in our exposure to market risk since January 1, 2022. Refer to “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our 2021 Form 10-K.

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

Our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of April 23, 2022. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our quarter ended April 23, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.RISK FACTORS

Please refer to “Item 1A. Risk Factors” found in our 2021 Form 10-K filed for the year ended January 1, 2022 for risks that, if they were to occur, could materially adversely affect our business, financial condition, results of operations, cash flows and future prospects, which could in turn materially affect the price of our common stock.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth the information with respect to repurchases of our common stock for the quarter ended April 23, 2022:

	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2) (in thousands)
January 2, 2022 to January 29, 2022	646,647	$235.05	646,584	$1,393,552
January 30, 2022 to February 26, 2022	430,251	$225.67	425,922	$1,297,338
February 27, 2022 to March 26, 2022	77,970	$203.17	—	$1,297,338
March 27, 2022 to April 23, 2022	1,365	$202.68	—	$1,297,338
Total	1,156,233	$229.37	1,072,506

(1)The aggregate cost of repurchasing shares in connection with the net settlement of shares issued as a result of the vesting of restricted stock units was $17.0 million, or an average price of $203.20 per share, during the sixteen weeks ended April 23, 2022.
(2)On February 8, 2022, our Board of Directors authorized an additional $1 billion to the existing share repurchase program. This authorization is incremental to the $1.7 billion that was previously authorized by our Board of Directors.

ITEM 6.EXHIBITS

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of Advance Auto Parts, Inc., effective May 24, 2017.	10-Q	3.1	8/14/2018
3.2	Amended and Restated Bylaws of Advance Auto Parts, Inc., effective August 12, 2020.	10-Q	3.2	8/18/2020
4.1	Ninth Supplemental Indenture, dated as of March 4, 2022, among Advance Auto Parts, Inc., Advance Stores Company, Incorporated and Computershare Trust Company, N.A., as successor to Wells Fargo, National Association, as Trustee.	8-K	4.1	3/4/2022
4.2	Form of 3.500% Notes due 2032 (included in Exhibit 4.1).	8-K	4.2	3/4/2022
10.1*	Employment Agreement effective March 15, 2022 between Advance Auto Parts, Inc. and Jason B. McDonell.
10.2*	Form of 2022 Advance Auto Parts, Inc. Time-Based Restricted Stock Unit Award Agreement.
10.3*	Form of 2022 Advance Auto Parts, Inc. Performance-Based Restricted Stock Unit Award Agreement.
10.4*	Form of 2022 Advance Auto Parts, Inc. Nonqualified Stock Option Award Agreement.
22.1	List of the Issuer and its Guarantor Subsidiaries.	10-K	22.1	2/15/2022
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104.1*	Cover Page Interactive Data file (Embedded within Inline XBRL Documents and Included in Exhibit 101).

* Filed herewith
** Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCE AUTO PARTS, INC.

Date: May 24, 2022	/s/ William J. Pellicciotti Jr.
William J. Pellicciotti Jr. Senior Vice President, Controller and Chief Accounting Officer