Form 10-Q
period 2022-07-16
ADVANCE AUTO PARTS INC
filed 2022-08-24
CIK 1158449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q
________________________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 16, 2022

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

As of August 22, 2022, the number of shares of the registrant’s common stock outstanding was 60,118,239 shares.

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

PART I. FINANCIAL INFORMATION

ITEM 1.CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except per share data) (Unaudited)

Assets	July 16, 2022	January 1, 2022
Current assets:
Cash and cash equivalents	$240,551	$601,428
Receivables, net	930,452	782,785
Inventories	4,830,101	4,659,018
Other current assets	182,061	232,245
Total current assets	6,183,165	6,275,476
Property and equipment, net of accumulated depreciation of $2,523,727 and $2,403,567	1,611,119	1,528,311
Operating lease right-of-use assets	2,661,743	2,671,810
Goodwill	992,401	993,744
Other intangible assets, net	634,262	651,217
Other assets	55,273	73,651
Total assets	$12,137,963	$12,194,209
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,086,826	$3,922,007
Accrued expenses	674,100	777,051
Current portion of long-term debt	100,056	—
Other current liabilities	480,836	481,249
Total current liabilities	5,341,818	5,180,307
Long-term debt	1,187,583	1,034,320
Noncurrent operating lease liabilities	2,296,003	2,337,651
Deferred income taxes	419,052	410,606
Other long-term liabilities	98,698	103,034
Total liabilities	9,343,154	9,065,918

Commitments and contingencies

Stockholders’ equity:
Preferred stock, nonvoting, $0.0001 par value	—	—
Common stock, voting, $0.0001 par value	8	8
Additional paid-in capital	875,500	845,407
Treasury stock, at cost	(2,766,457)	(2,300,288)
Accumulated other comprehensive loss	(20,789)	(22,627)
Retained earnings	4,706,547	4,605,791
Total stockholders’ equity	2,794,809	3,128,291
Total liabilities and stockholders’ equity	$12,137,963	$12,194,209

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(in thousands, except per share data) (Unaudited)

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	July 16, 2022	July 17, 2021	July 16, 2022	July 17, 2021
Net sales	$2,665,426	$2,649,415	$6,039,636	$5,979,785
Cost of sales, including purchasing and warehousing costs	1,479,707	1,460,164	3,347,397	3,305,608
Gross profit	1,185,719	1,189,251	2,692,239	2,674,177
Selling, general and administrative expenses	984,037	944,323	2,287,287	2,177,120
Operating income	201,682	244,928	404,952	497,057
Other, net:
Interest expense	(10,207)	(8,306)	(23,075)	(19,497)
Loss on early redemption of senior unsecured notes	—	—	(7,408)	—
Other (expense) income, net	(711)	1,143	(575)	5,979
Total other, net	(10,918)	(7,163)	(31,058)	(13,518)
Income before provision for income taxes	190,764	237,765	373,894	483,539
Provision for income taxes	46,362	59,069	89,701	118,913
Net income	$144,402	$178,696	$284,193	$364,626

Basic earnings per common share	$2.39	$2.76	$4.67	$5.59
Weighted-average common shares outstanding	60,452	64,745	60,914	65,284
Diluted earnings per common share	$2.38	$2.74	$4.63	$5.55
Weighted-average common shares outstanding	60,782	65,210	61,328	65,720

Condensed Consolidated Statements of Comprehensive Income
(in thousands) (Unaudited)

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	July 16, 2022	July 17, 2021	July 16, 2022	July 17, 2021
Net income	$144,402	$178,696	$284,193	$364,626
Other comprehensive income (loss):
Changes in net unrecognized other postretirement costs, net of tax of $25, $25, $16 and $44	(70)	(70)	(46)	(124)
Currency translation adjustments	20,346	(1,747)	1,884	3,600
Total other comprehensive income (loss)	20,276	(1,817)	1,838	3,476
Comprehensive income	$164,678	$176,879	$286,031	$368,102

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries Condensed Consolidated Statements of Changes in Stockholders’ Equity (in thousands, except per share data) (Unaudited)

	Twelve Weeks Ended July 16, 2022
	Common Stock		Additional Paid-in Capital	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at April 23, 2022	61,098	$8	$862,451	$(2,564,757)	$(41,065)	$4,653,043	$2,909,680
Net income	—	—	—	—	—	144,402	144,402
Total other comprehensive income	—	—	—	—	20,276	—	20,276
Issuance of shares upon the exercise of stock options	1	—	121	—	—	—	121
Restricted stock units and deferred stock units vested	25	—	—	—	—	—	—
Share-based compensation	—	—	12,367	—	—	—	12,367
Stock issued under employee stock purchase plan	8	—	1,161	—	—	—	1,161
Repurchases of common stock	(1,014)	—	—	(201,700)	—	—	(201,700)
Cash dividends declared ($1.50 per common share)	—	—	—	—	—	(90,898)	(90,898)
Other	—	—	(600)	—	—	—	(600)
Balance at July 16, 2022	60,118	$8	$875,500	$(2,766,457)	$(20,789)	$4,706,547	$2,794,809

	Twelve Weeks Ended July 17, 2021
	Common Stock		Additional Paid-in Capital	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at April 24, 2021	65,439	$8	$799,934	$(1,577,727)	$(21,466)	$4,300,818	$3,501,567
Net income	—	—	—	—	—	178,696	178,696
Total other comprehensive loss	—	—	—	—	(1,817)	—	(1,817)
Restricted stock units and deferred stock units vested	21	—	—	—	—	—	—
Share-based compensation	—	—	17,331	—	—	—	17,331
Stock issued under employee stock purchase plan	6	—	869	—	—	—	869
Repurchases of common stock	(2,004)	—	—	(395,644)	—	—	(395,644)
Cash dividends declared	—	—	—	—	—	571	571
Other	37	—	(8)	—	—	—	(8)
Balance at July 17, 2021	63,499	$8	$818,126	$(1,973,371)	$(23,283)	$4,480,085	$3,301,565

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries Condensed Consolidated Statements of Changes in Stockholders’ Equity (in thousands, except per share data) (Unaudited)

	Twenty-Eight Weeks Ended July 16, 2022
	Common Stock		Additional Paid-in Capital	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2022	62,009	$8	$845,407	$(2,300,288)	$(22,627)	$4,605,791	$3,128,291
Net income	—	—	—	—	—	284,193	284,193
Total other comprehensive income	—	—	—	—	1,838	—	1,838
Issuance of shares upon the exercise of stock options	2	—	354	—	—	—	354
Restricted stock units and deferred stock units vested	259	—	—	—	—	—	—
Share-based compensation	—	—	29,345	—	—	—	29,345
Stock issued under employee stock purchase plan	18	—	2,094	—	—	—	2,094
Repurchases of common stock	(2,170)	—	—	(466,169)	—	—	(466,169)
Cash dividends declared ($3.00 per common share)	—	—	—	—	—	(183,437)	(183,437)
Other	—	—	(1,700)	—	—	—	(1,700)
Balance at July 16, 2022	60,118	$8	$875,500	$(2,766,457)	$(20,789)	$4,706,547	$2,794,809

	Twenty-Eight Weeks Ended July 17, 2021
	Common Stock		Additional Paid-in Capital	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at January 2, 2021	66,361	$8	$783,709	$(1,394,080)	$(26,759)	$4,196,634	$3,559,512
Net income	—	—	—	—	—	364,626	364,626
Total other comprehensive income	—	—	—	—	3,476	—	3,476
Restricted stock units and deferred stock units vested	248	—	—	—	—	—	—
Share-based compensation	—	—	33,591	—	—	—	33,591
Stock issued under employee stock purchase plan	19	—	869	—	—	—	869
Repurchases of common stock	(3,166)	—	—	(579,291)	—	—	(579,291)
Cash dividends declared ($1.25 per common share)	—	—	—	—	—	(81,175)	(81,175)
Other	37	—	(43)	—	—	—	(43)
Balance at July 17, 2021	63,499	$8	$818,126	$(1,973,371)	$(23,283)	$4,480,085	$3,301,565

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands) (Unaudited)

	Twenty-Eight Weeks Ended
	July 16, 2022	July 17, 2021
Cash flows from operating activities:
Net income	$284,193	$364,626
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	148,691	135,311
Share-based compensation	29,345	33,591
Loss and impairment of long-lived assets	2,970	5,887
Loss on early redemption of senior unsecured notes	7,408	—
Provision for deferred income taxes	8,779	23,425
Other, net	1,575	970
Net change in:
Receivables, net	(149,255)	(53,301)
Inventories	(176,300)	111,952
Accounts payable	168,219	165,666
Accrued expenses	(46,887)	17,041
Other assets and liabilities, net	29,805	(29,009)
Net cash provided by operating activities	308,543	776,159
Cash flows from investing activities:
Purchases of property and equipment	(211,212)	(129,573)
Proceeds from sales of property and equipment	830	1,857
Net cash used in investing activities	(210,382)	(127,716)
Cash flows from financing activities:
Borrowings under credit facilities	743,000	—
Payments on credit facilities	(643,000)	—
Borrowings on senior unsecured notes	348,618	—
Payments on senior unsecured notes	(201,081)	—
Dividends paid	(245,599)	(97,971)
Repurchases of common stock	(466,169)	(579,291)
Other, net	(1,329)	821
Net cash used in financing activities	(465,560)	(676,441)
Effect of exchange rate changes on cash	6,522	2,293
Net decrease in cash and cash equivalents	(360,877)	(25,705)
Cash and cash equivalents, beginning of period	601,428	834,992
Cash and cash equivalents, end of period	$240,551	$809,287

Non-cash transactions:
Accrued purchases of property and equipment	$19,628	$6,391

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

As of July 16, 2022, we operated a total of 4,724 stores and 312 branches primarily within the United States, with additional locations in Canada, Puerto Rico and the U.S. Virgin Islands. In addition, as of July 16, 2022, we served 1,329 independently owned Carquest branded stores across the same geographic locations served by our stores and branches in addition to Mexico and various Caribbean islands. Our stores operate primarily under the trade names “Advance Auto Parts” and “Carquest” and our branches operate under the “Worldpac” and “Autopart International” trade names.

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

2.    Significant Accounting Policies

Revenues

The following table summarizes disaggregated revenue from contracts with customers by product group:

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	July 16, 2022	July 17, 2021	July 16, 2022	July 17, 2021
Percentage of Sales:
Parts and Batteries	65%	65%	66%	66%
Accessories and Chemicals	21	21	21	21
Engine Maintenance	13	12	12	12
Other	1	2	1	1
Total	100%	100%	100%	100%

3.    Inventories

Inventories are stated at the lower of cost or market. We used the last in, first out (“LIFO”) method of accounting for approximately 90.3% of inventories as of July 16, 2022 and 89.8% of inventories as of January 1, 2022. Under the LIFO method, our Cost of sales reflects the costs of the most recently purchased inventories, while the inventory carrying balance represents the costs for inventories purchased in the twenty-eight weeks ended July 16, 2022 and prior years. As a result of changes in the LIFO reserve, we recorded an increase to Cost of sales of $91.8 million and $39.0 million for the twelve weeks ended July 16, 2022 and July 17, 2021 and an increase to Cost of sales of $173.3 million and $42.2 million for the twenty-eight weeks ended July 16, 2022 and July 17, 2021 to state inventories at LIFO.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Amounts presented in thousands, except per share data, unless otherwise stated)
(Unaudited)

An actual valuation of inventory under the LIFO method is performed by us at the end of each year based on inventory levels and carrying costs at that time. Accordingly, interim LIFO calculations are based on our estimates of expected inventory levels and costs at the end of the year.

Inventory balances were as follows:

	July 16, 2022	January 1, 2022
Inventories at first in, first out (“FIFO”)	$4,970,251	$4,625,900
Adjustments to state inventories at LIFO	(140,150)	33,118
Inventories at LIFO	$4,830,101	$4,659,018

4.    Intangible Assets

Our definite-lived intangible assets include customer relationships and non-compete agreements. Amortization expense was $7.1 million and $7.2 million for the twelve weeks ended July 16, 2022 and July 17, 2021 and $16.6 million and $16.9 million for the twenty-eight weeks ended July 16, 2022 and July 17, 2021.

5.    Receivables, net

Receivables, net, consisted of the following:

	July 16, 2022	January 1, 2022
Trade	$661,958	$506,725
Vendor	277,115	201,933
Other (1)	6,418	84,289
Total receivables	945,491	792,947
Less: allowance for credit losses	(15,039)	(10,162)
Receivables, net	$930,452	$782,785

(1) The decrease in Other receivables as of July 16, 2022 was primarily attributable to the release of the settlement amount of $49.3 million, which was related to the securities class action litigation and was fully paid by our insurance carriers upon final court approval on June 13, 2022.

6.    Long-term Debt and Fair Value of Financial Instruments

Long-term debt consists of the following:

	July 16, 2022	January 1, 2022
4.50% Senior Unsecured Notes due December 1, 2023	$—	$193,220
1.75% Senior Unsecured Notes due October 1, 2027	346,686	346,382
3.90% Senior Unsecured Notes due April 15, 2030	495,292	494,718
3.50% Senior Unsecured Notes due March 15, 2032	345,605	—
Total long-term debt	$1,187,583	$1,034,320
Fair value of long-term debt	$1,066,000	$1,092,000

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

Bank Debt

As of July 16, 2022, we had $100.0 million of outstanding borrowings, $1.1 billion of borrowing availability and no letters of credit outstanding under our unsecured revolving credit facility (the “Credit Agreement”). As of January 1, 2022, we had no outstanding borrowings, $1.2 billion of borrowing availability and no letters of credit outstanding under our Credit Agreement.

As of July 16, 2022 and January 1, 2022, we had $90.2 million and $92.0 million of bilateral letters of credit issued separately from the Credit Agreement, none of which were drawn upon. These bilateral letters of credit generally have a term of one year or less and primarily serve as collateral for our self-insurance policies.

We were in compliance with financial covenants required by our debt arrangements as of July 16, 2022.

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

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Amounts presented in thousands, except per share data, unless otherwise stated)
(Unaudited)

Debt Guarantees

We are a guarantor of loans made by banks to various independently owned Carquest-branded stores that are customers of ours. These loans totaled $51.5 million and $31.7 million as of July 16, 2022 and January 1, 2022 and are collateralized by security agreements on merchandise inventory and other assets of the borrowers. The approximate value of the inventory collateralized by these agreements was $119.3 million and $86.9 million as of July 16, 2022 and January 1, 2022. We believe that the likelihood of performance under these guarantees is remote.

7.    Leases

Substantially all of our leases are for facilities and vehicles. The initial term for facilities is typically five to ten years, with renewal options at five-year intervals, with the exercise of lease renewal options at our sole discretion. Our vehicle and equipment leases are typically three to six years. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Operating lease liabilities consisted of the following:

	July 16, 2022	January 1, 2022
Total operating lease liabilities	$2,760,660	$2,802,772
Less: Current portion of operating lease liabilities	(464,657)	(465,121)
Noncurrent operating lease liabilities	$2,296,003	$2,337,651

The current portion of operating lease liabilities is included in Other current liabilities in the accompanying Condensed Consolidated Balance Sheets.

Total lease cost is included in Cost of sales and Selling, general and administrative expenses (“SG&A”) in the accompanying Condensed Consolidated Statements of Operations and is recorded net of immaterial sublease income. Total lease cost was comprised of the following:

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	July 16, 2022	July 17, 2021	July 16, 2022	July 17, 2021
Operating lease cost	$130,003	$124,184	$303,038	$286,169
Variable lease cost	41,977	34,195	95,273	77,720
Total lease cost	$171,980	$158,379	$398,311	$363,889

The future maturity of lease liabilities as of July 16, 2022 were as follows:

Remainder of 2022	$213,584
2023	555,398
2024	491,276
2025	456,336
2026	345,486
Thereafter	1,035,356
Total lease payments	3,097,436
Less: Imputed interest	(336,776)
Total operating lease liabilities	$2,760,660

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Amounts presented in thousands, except per share data, unless otherwise stated)
(Unaudited)

As of July 16, 2022, our operating lease liabilities included $59.7 million related to options to extend lease terms that are reasonably certain of being exercised and excluded $77.9 million of legally binding minimum lease payments for leases signed but not yet commenced.

The weighted-average remaining lease term and weighted-average discount rate for our operating leases were 7.0 years and 3.2% as of July 16, 2022. We calculated the weighted-average discount rates using incremental borrowing rates, which equal the rates of interest that we would pay to borrow funds on a fully collateralized basis over a similar term.

Other information relating to our lease liabilities is as follows:

	Twenty-Eight Weeks Ended
	July 16, 2022	July 17, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$336,143	$275,358
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$254,013	$284,295

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

During the twelve weeks ended July 16, 2022 and July 17, 2021, we repurchased 1.0 million and 2.0 million shares of our common stock under our share repurchase program at an aggregate cost of $200.0 million and $393.0 million, or an average price of $199.02 and $197.52 per share. During the twenty-eight weeks ended July 16, 2022 and July 17, 2021, we repurchased 2.1 million and 3.1 million shares of our common stock under our share repurchase program at an aggregate cost of $448.2 million and $563.4 million, or an average price of $215.74 and $183.57 per share. We had $1.1 billion remaining under our share repurchase program as of July 16, 2022.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Amounts presented in thousands, except per share data, unless otherwise stated)
(Unaudited)

9.    Earnings per Share

The computations of basic and diluted earnings per share are as follows:

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	July 16, 2022	July 17, 2021	July 16, 2022	July 17, 2021
Numerator
Net income applicable to common shares	$144,402	$178,696	$284,193	$364,626
Denominator
Basic weighted-average common shares	60,452	64,745	60,914	65,284
Dilutive impact of share-based awards	330	465	414	436
Diluted weighted-average common shares (1)	60,782	65,210	61,328	65,720

Basic earnings per common share	$2.39	$2.76	$4.67	$5.59
Diluted earnings per common share	$2.38	$2.74	$4.63	$5.55

(1)For the twelve weeks ended July 16, 2022, 169 thousand restricted stock units (“RSUs”) were excluded from the diluted calculation as their inclusion would have been anti-dilutive. For the twelve weeks ended July 17, 2021, there were no RSUs that were anti-dilutive. For the twenty-eight weeks ended July 16, 2022 and July 17, 2021, 33 thousand and 4 thousand RSUs were excluded from the diluted calculation as their inclusion would have been anti-dilutive.

10.    Share-Based Compensation

During the twenty-eight weeks ended July 16, 2022, we granted 174 thousand time-based RSUs, 58 thousand market-based RSUs and 114 thousand stock options. The general terms of the time-based and market-based RSUs are similar to awards previously granted by us. We grant options to purchase common stock to certain employees under our 2014 Long-Term Incentive Plan. The general terms of the stock options are similar to awards previously granted by us. We record compensation expense for the grant date fair value of the option awards evenly over the vesting period.

The weighted-average fair values of the time-based and market-based RSUs granted during the twenty-eight weeks ended July 16, 2022 were $204.36 and $205.52 per share. The fair value of each market-based RSU was determined using a Monte Carlo simulation model. For time-based RSUs, the fair value of each award was determined based on the market price of our stock on the date of grant adjusted for expected dividends during the vesting period, as applicable.

The total income tax benefit related to share-based compensation expense for the twenty-eight weeks ended July 16, 2022 was $7.2 million. As of July 16, 2022, there was $89.2 million of unrecognized compensation expense related to all share-based awards that is expected to be recognized over a weighted-average period of 1.6 years.

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

Management Overview

Net sales increased 0.6% in the second quarter of 2022 compared with the same period in the prior year, primarily driven by year over year growth in our professional business, strategic pricing and new store openings. Comparable store sales decreased 0.6% for the quarter, driven by our DIY omnichannel business as consumer spending decreased due to continued macroeconomic pressures such as broad-based inflation, rising fuel prices and an increased shift toward owned brands, partially offset by continued growth in our professional business. Category growth was led by fluids and chemicals, including motor oil, as well as batteries and brakes.

We generated Diluted earnings per share (“Diluted EPS”) of $2.38 during our second quarter of 2022 compared with $2.74 for the comparable period of 2021. When adjusted for non-operational items outlined in the following table, our Adjusted diluted earnings per share (“Adjusted EPS”), a non-GAAP measure, for the twelve weeks ended July 16, 2022 and July 17, 2021 was $3.74 and $3.40.

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	July 16, 2022	July 17, 2021	July 16, 2022	July 17, 2021
Last-in, first-out (“LIFO”) impacts	$1.12	$0.45	$2.12	$0.48
Transformation expenses	0.16	0.13	0.30	0.53
General Parts International, Inc. (“GPI”) amortization of acquired intangible assets	0.08	0.08	0.18	0.17
Other Income adjustments	—	—	0.09	—
Total adjustments, net of tax	$1.36	$0.66	$2.69	$1.18

Refer to “Reconciliation of Non-GAAP Financial Measures” for a definition and reconciliation of Adjusted EPS and other non-GAAP measures to the most directly comparable financial measures calculated and presented in accordance with GAAP.

A high-level summary of our financial results for the second quarter of 2022 includes:

•Net sales during the second quarter of 2022 was $2.67 billion, an increase of 0.6% compared with the second quarter of 2021, primarily driven by growth in our professional business, strategic pricing and new store openings. Comparable store sales decreased 0.6% primarily driven by a decrease in consumer demand within DIY omnichannel and an increase in owned brand sales, partially offset by an increase in our professional business.
•Gross profit margin for the second quarter of 2022 was 44.5% of Net sales, a decrease of 40 basis points compared with the second quarter of 2021. Gross profit margin was negatively impacted by inflationary product costs, including the impact of LIFO related expenses, unfavorable channel and product mix and supply chain deleverage due to inflation in wage and transportation costs. These costs were partially offset by improvements in strategic pricing and owned brand expansion.
•SG&A expenses for the second quarter of 2022 were 36.9% of Net sales, an increase of 128 basis points compared with the second quarter of 2021. This increase was primarily driven by inflationary increases in store labor, fuel and delivery costs and costs related to new store openings, partially offset by a year over year decrease in incentive compensation and COVID-19 related expenses.

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
•Rising fuel costs
•Miles driven
•Unemployment rates
•Consumer confidence and purchasing power
•Competition
•Changes in new car sales
•Economic and geopolitical uncertainty

Stores and Branches

Key factors in selecting sites and market locations in which we operate include population, demographics, traffic count, vehicle profile, competitive landscape and the cost of real estate. During the twenty-eight weeks ended July 16, 2022, 78 stores and branches were opened and 14 were closed or consolidated, resulting in a total of 5,036 stores and branches compared with a total of 4,972 stores and branches as of January 1, 2022.

Results of Operations

	Twelve Weeks Ended				$ Favorable/ (Unfavorable)	Basis Points
($ in millions)	July 16, 2022		July 17, 2021
Net sales	$2,665.4	100.0%	$2,649.4	100.0%	$16.0	—
Cost of sales	1,479.7	55.5	1,460.2	55.1	(19.5)	40
Gross profit	1,185.7	44.5	1,189.3	44.9	(3.5)	(40)
SG&A	984.0	36.9	944.3	35.6	(39.7)	(128)
Operating income	201.7	7.6	244.9	9.2	(43.2)	(168)
Interest expense	(10.2)	(0.4)	(8.3)	(0.3)	(1.9)	(7)
Other (expense) income, net	(0.7)	0.0	1.1	—	(1.8)	(7)
Provision for income taxes	46.4	1.7	59.1	2.2	12.7	49
Net income	$144.4	5.4%	$178.7	6.7%	$(34.2)	(133)

Note: Table amounts may not foot due to rounding.

	Twenty-Eight Weeks Ended				$ Favorable/ (Unfavorable)	Basis Points
($ in millions)	July 16, 2022		July 17, 2021
Net sales	$6,039.6	100.0%	$5,979.8	100.0%	$59.8	—
Cost of sales	3,347.4	55.4	3,305.6	55.3	(41.8)	14
Gross profit	2,692.2	44.6	2,674.2	44.7	18.0	(14)
SG&A	2,287.3	37.9	2,177.1	36.4	(110.2)	(146)
Operating income	405.0	6.7	497.1	8.3	(92.2)	(160)
Interest expense	(23.1)	(0.4)	(19.5)	(0.3)	(3.6)	(6)
Loss on early redemption of senior unsecured notes	(7.4)	(0.1)	0.0	—	(7.4)	(12)
Other (expense) income, net	(0.6)	0.0	6.0	0.1	(6.6)	(11)
Provision for income taxes	89.7	1.5	118.9	2.0	29.2	50
Net income	$284.2	4.7%	$364.6	6.1%	$(80.6)	(139)

Net Sales

Net sales for the twelve weeks ended July 16, 2022 increased 0.6% compared with the same period in 2021, primarily driven by growth in our professional business, strategic pricing and new store openings. Comparable store sales decreased 0.6% for the twelve weeks ended July 16, 2022 compared with the twelve weeks ended July 17, 2021, driven by our DIY omnichannel business as consumer spending decreased as a result of continued macroeconomic pressures such as broad-based inflation, rising fuel prices and an increased shift toward owned brands, partially offset by continued growth in our professional business. Category growth was led by fluids and chemicals, including motor oil, as well as batteries and brakes.

Net sales for the twenty-eight weeks ended July 16, 2022 increased 1.0% compared with the same period in 2021, primarily driven by continued strength in our professional business, partially offset by softness in our DIY business driven by a decrease in consumer demand. Comparable store sales was flat for the twenty-eight weeks ended July 16, 2022 compared with the twenty-eight weeks ended July 17, 2021. Category growth was led by fluids and chemicals, including motor oil, as well as batteries and brakes.

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

Gross Profit

Gross profit for the twelve weeks ended July 16, 2022 was $1.19 billion, or 44.5% of Net sales, compared with $1.19 billion, or 44.9% of Net sales for the twelve weeks ended July 17, 2021. During the twelve weeks ended July 16, 2022, Gross profit margin was negatively impacted by inflationary product costs, including the impact of LIFO related expenses, unfavorable channel and product mix and supply chain deleverage due to increases in wage and transportation costs caused by inflationary pressures. These costs were partially offset by improvements in strategic pricing and owned brand expansion.

Gross profit for the twenty-eight weeks ended July 16, 2022 was $2.69 billion, or 44.6% of Net sales, compared with $2.67 billion, or 44.7% of Net sales for the twenty-eight weeks ended July 17, 2021. This decrease in Gross profit as a percentage of Net sales was primarily due to inflationary product costs, including the impact of LIFO related expenses and unfavorable channel and product mix, partially offset by strategic pricing and owned brand expansion.

As a result of changes in our LIFO reserve, an expense of $91.8 million and $39.0 million were included in the twelve weeks ended July 16, 2022 and July 17, 2021. An expense of $173.3 million and $42.2 million were included in the twenty-eight weeks ended July 16, 2022 and July 17, 2021.

Selling, General and Administrative Expenses

SG&A expenses for the twelve weeks ended July 16, 2022 were $984.0 million, or 36.9% of Net sales, compared with $944.3 million, or 35.6% of Net sales, for the twelve weeks ended July 17, 2021.

SG&A expenses for the twenty-eight weeks ended July 16, 2022 were $2.29 billion, or 37.9% of Net sales, compared with $2.18 billion, or 36.4% of Net sales, for the twenty-eight weeks ended July 17, 2021.

The increases in SG&A as a percentage of Net sales for the twelve weeks ended and twenty-eight weeks ended July 16, 2022 were primarily driven by inflation in store labor and fuel costs as well as costs related with new store openings. These costs were partially offset by a year over year decrease in incentive compensation and COVID-19 related expenses.

Loss on Early Redemption of Senior Unsecured Notes

During the twenty-eight weeks ended July 16, 2022, we incurred charges related to a make-whole provision and debt issuance costs of $7.0 million and $0.4 million in connection with the early redemption of our senior unsecured notes due 2023.

Provision for Income Taxes

Our Provision for income taxes for the twelve weeks ended July 16, 2022 was $46.4 million, compared with $59.1 million for the twelve weeks ended July 17, 2021. Our effective tax rate was 24.3% and 24.8% for the twelve weeks ended July 16, 2022 and July 17, 2021. The decrease in tax expense primarily resulted from lower Income before provision for income taxes compared with prior year.

Our Provision for income taxes for the twenty-eight weeks ended July 16, 2022 was $89.7 million, compared with $118.9 million for the twenty-eight weeks ended July 17, 2021. Our effective tax rate was 24.0% and 24.6% for the twenty-eight weeks ended July 16, 2022 and July 17, 2021. The decrease in tax expense resulted from lower Income before provision for income taxes compared with prior year, as well as a benefit relating to the vesting of share-based awards.

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

We have included a reconciliation of this information to the most comparable GAAP measures in the following table:

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
(in thousands, except per share data)	July 16, 2022	July 17, 2021	July 16, 2022	July 17, 2021
Net income (GAAP)	$144,402	$178,696	$284,193	$364,626
Cost of sales adjustments:
LIFO impacts	91,792	39,042	173,267	42,189
Transformation expenses	2,516	165	2,572	2,468
SG&A adjustments:
GPI amortization of acquired intangible assets	6,318	6,358	14,757	14,905
Transformation expenses:
Restructuring costs	816	3,961	2,306	24,703
Third-party professional services	8,628	5,537	15,552	13,571
Other significant costs	1,097	2,032	3,076	5,914
Other income adjustment (1)	—	—	7,408	(36)
Provision for income taxes on adjustments (2)	(27,792)	(14,274)	(54,735)	(25,928)
Adjusted net income (Non-GAAP)	$227,777	$221,517	$448,396	$442,412

Diluted earnings per share (GAAP)	$2.38	$2.74	$4.63	$5.55
Adjustments, net of tax	1.36	0.66	2.69	1.18
Adjusted EPS (Non-GAAP)	$3.74	$3.40	$7.32	$6.73

(1)During the twenty-eight weeks ended July 16, 2022, we incurred charges related to a make-whole provision and debt issuance costs of $7.0 million and $0.4 million, in connection with the early redemption of our 2023 Notes.
(2)The income tax impact of non-GAAP adjustments is calculated using the estimated tax rate in effect for the respective non-GAAP adjustments.

Liquidity and Capital Resources

Overview

Our primary cash requirements necessary to maintain our current operations include payroll and benefits, inventory purchases, contractual obligations, capital expenditures, payment of income taxes, funding of initiatives under our strategic business plan and other operational priorities, including payment of interest on our long-term debt. Historically, we have used available funds to repay borrowings under our credit facility, to periodically repurchase shares of our common stock under our stock repurchase program, to pay our quarterly cash dividends and for acquisitions; however, in consideration of ongoing uncertainties related to COVID-19 and general global macroeconomic conditions, our future uses of cash may differ if our relative priorities, including the weight we place on the preservation of cash and liquidity, change. Typically, we have funded our cash requirements primarily through cash generated from operations, supplemented by borrowings under our credit facilities and notes offerings as needed. We believe funds generated from our results of operations, available cash and cash equivalents and available borrowings under our credit facility will be sufficient to fund our obligations for the long term.

On March 4, 2022, we issued our 3.50% senior unsecured notes due 2032 (the “2032 Notes”). Refer to Note 6. Long-term Debt and Fair Value of Financial Instruments of the Notes to the Condensed Consolidated Financial Statements included herein for further details. Proceeds from our 2032 Notes were utilized to fund the early redemption of our 2023 Notes and supplement operational and capital expenditures.

Share Repurchase Program

On February 8, 2022, our Board of Directors authorized an additional $1.0 billion towards the existing share repurchase program. This authorization is incremental to the $1.7 billion that was previously authorized by our Board of Directors. Our share repurchase program permits the repurchase of our common stock on the open market and in privately negotiated transactions from time to time.

During the twelve weeks ended July 16, 2022 and July 17, 2021, we repurchased 1.0 million and 2.0 million shares of our common stock under our share repurchase program at an aggregate cost of $200.0 million and $393.0 million, or an average price of $199.02 and $197.52 per share. During the twenty-eight weeks ended July 16, 2022 and July 17, 2021, we repurchased 2.1 million and 3.1 million shares of our common stock under our share repurchase program. The shares repurchased in connection with our share repurchase program during the twenty-eight weeks ended July 16, 2022 and July 17, 2021 were at an aggregate cost of $448.2 million and $563.4 million, or an average price of $215.74 and $183.57 per share. We had $1.1 billion remaining under our share repurchase program as of July 16, 2022.

Analysis of Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities:

	Twenty-Eight Weeks Ended
(in thousands)	July 16, 2022	July 17, 2021
Cash flows provided by operating activities	$308,543	$776,159
Cash flows used in investing activities	(210,382)	(127,716)
Cash flows used in financing activities	(465,560)	(676,441)
Effect of exchange rate changes on cash	6,522	2,293
Net decrease in cash and cash equivalents	$(360,877)	$(25,705)

Operating Activities

For the twenty-eight weeks ended July 16, 2022, Cash flows provided by operating activities decreased by $467.6 million to $308.5 million compared with the same period of prior year. The net decrease in operating cash flows was primarily driven by lower Net income and a decrease in overall working capital compared with the same period of prior year. The decrease in working capital was primarily driven by an increase in cash used by Inventories, attributable to direct product cost increases, and Receivables, net, driven by the increase in sales from continued growth in our professional business.

Investing Activities

For the twenty-eight weeks ended July 16, 2022, Cash flows used in investing activities increased by $82.7 million to $210.4 million compared with the same period of prior year. Cash used in investing activities for the twenty-eight weeks ended July 16, 2022 consisted primarily of purchases of property and equipment of $211.2 million attributable to investments in information technology, as we remain focused on a complete back office integration throughout the enterprise, as well as investments in leasehold improvements and fixtures for new store openings.

Financing Activities

For the twenty-eight weeks ended July 16, 2022, Cash flows used in financing activities was $465.6 million, a decrease of $210.9 million compared with the same period of prior year. The decline in cash used in financing activities was attributable to net proceeds received from the issuance of the 2032 Notes, proceeds from net borrowings under our unsecured revolving credit facility of $100.0 million and a decrease in share repurchases of our common stock of $113.1 million during the twenty-eight weeks ended July 16, 2022. The decrease in cash used was partially offset by the early redemption of our 2023 Notes and an increase in dividends paid of $147.6 million during the twenty-eight weeks ended July 16, 2022 compared with the twenty-eight weeks ended July 17, 2021.

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

As of July 16, 2022, we had a credit rating from Standard & Poor’s of BBB- and from Moody’s Investor Service of Baa2. The current outlooks by Standard & Poor’s and Moody’s are positive and stable. The current pricing grid used to determine our borrowing rate under the Credit Agreement is based on our credit ratings. If these credit ratings decline, our interest rate on outstanding balances may increase and our access to additional financing on favorable terms may be limited. In addition, declines could reduce the attractiveness of certain vendor payment programs whereby third-party institutions finance arrangements to our vendors based on our credit rating, which could result in increased working capital requirements. Conversely, if these credit ratings improve, our interest rate may decrease.

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

During the twenty-eight weeks ended July 16, 2022, there were no changes to the critical accounting policies discussed in our 2021 Form 10-K. For a complete discussion of our critical accounting policies, refer to the 2021 Form 10-K.

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

Our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of July 16, 2022. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our quarter ended July 16, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

On February 6, 2018, a putative class action on behalf of purchasers of our securities who purchased or otherwise acquired their securities between November 14, 2016 and August 15, 2017, inclusive (the “Class Period”), was commenced against us and certain of our current and former officers in the U.S. District Court for the District of Delaware. The plaintiff alleged that the defendants failed to disclose material adverse facts about our financial well-being, business relationships, and prospects during the alleged Class Period in violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. On February 7, 2020, the court granted in part and denied in part our motion to dismiss. On November 6, 2020, the court granted the plaintiff’s motion for class certification. On March 15, 2021, we moved for reconsideration of the order denying in part our motion to dismiss, and on October 15, 2021, we filed a motion for summary judgment, seeking full dismissal of the case. Following mediation, on November 5, 2021, the parties executed a confidential binding term sheet to settle all claims and on December 23, 2021, the parties executed a settlement agreement fully documenting their agreement. The settlement agreement received final approval from the court on June 13, 2022. The settlement amount of $49.3 million was fully paid by our insurance carriers.

ITEM 1A.RISK FACTORS

Please refer to “Item 1A. Risk Factors” found in our 2021 Form 10-K filed for the year ended January 1, 2022 for risks that, if they were to occur, could materially adversely affect our business, financial condition, results of operations, cash flows and future prospects, which could in turn materially affect the price of our common stock.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth the information with respect to repurchases of our common stock for the quarter ended July 16, 2022:

	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2) (in thousands)
April 24, 2022 to May 21, 2022	458,701	$218.04	458,628	$1,197,338
May 22, 2022 to June 18, 2022	555,247	$183.16	546,303	$1,097,338
June 19, 2022 to July 16, 2022	109	$176.10	—	$1,097,338
Total	1,014,057	$198.94	1,004,931

(1)The aggregate cost of repurchasing shares in connection with the net settlement of shares issued as a result of the vesting of restricted stock units was $1.7 million, or an average price of $190.10 per share, during the twelve weeks ended July 16, 2022.
(2)On February 8, 2022, our Board of Directors authorized an additional $1.0 billion to the existing share repurchase program. This authorization is incremental to the $1.7 billion that was previously authorized by our Board of Directors.

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

ADVANCE AUTO PARTS, INC.

Date: August 24, 2022	/s/ William J. Pellicciotti Jr.
William J. Pellicciotti Jr. Senior Vice President, Controller and Chief Accounting Officer