Form 10-Q
period 2022-10-08
ADVANCE AUTO PARTS INC
filed 2022-11-16
CIK 1158449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q
________________________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 8, 2022

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

As of November 14, 2022, the number of shares of the registrant’s common stock outstanding was 59,253,716 shares.

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

PART I. FINANCIAL INFORMATION

ITEM 1.CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except per share data) (Unaudited)

Assets	October 8, 2022	January 1, 2022
Current assets:
Cash and cash equivalents	$191,204	$601,428
Receivables, net	845,667	782,785
Inventories	4,926,579	4,659,018
Other current assets	199,069	232,245
Total current assets	6,162,519	6,275,476
Property and equipment, net of accumulated depreciation of $2,534,559 and $2,403,567	1,663,939	1,528,311
Operating lease right-of-use assets	2,625,638	2,671,810
Goodwill	989,946	993,744
Other intangible assets, net	625,673	651,217
Other assets	64,364	73,651
Total assets	$12,132,079	$12,194,209
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,097,412	$3,922,007
Accrued expenses	681,216	777,051
Current portion of long-term debt	185,000	—
Other current liabilities	479,273	481,249
Total current liabilities	5,442,901	5,180,307
Long-term debt	1,187,916	1,034,320
Noncurrent operating lease liabilities	2,251,560	2,337,651
Deferred income taxes	433,717	410,606
Other long-term liabilities	99,910	103,034
Total liabilities	9,416,004	9,065,918

Commitments and contingencies

Stockholders’ equity:
Preferred stock, nonvoting, $0.0001 par value	—	—
Common stock, voting, $0.0001 par value	8	8
Additional paid-in capital	886,438	845,407
Treasury stock, at cost	(2,842,896)	(2,300,288)
Accumulated other comprehensive loss	(54,298)	(22,627)
Retained earnings	4,726,823	4,605,791
Total stockholders’ equity	2,716,075	3,128,291
Total liabilities and stockholders’ equity	$12,132,079	$12,194,209

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(in thousands, except per share data) (Unaudited)

	Twelve Weeks Ended		Forty Weeks Ended
	October 8, 2022	October 9, 2021	October 8, 2022	October 9, 2021
Net sales	$2,641,341	$2,621,229	$8,680,977	$8,601,014
Cost of sales, including purchasing and warehousing costs	1,461,490	1,438,775	4,808,888	4,744,383
Gross profit	1,179,851	1,182,454	3,872,089	3,856,631
Selling, general and administrative expenses	1,002,653	953,256	3,289,940	3,130,376
Operating income	177,198	229,198	582,149	726,255
Other, net:
Interest expense	(12,039)	(8,587)	(35,114)	(28,085)
Loss on early redemption of senior unsecured notes	—	—	(7,408)	—
Other (expense) income, net	(17,741)	1,810	(18,314)	7,790
Total other, net	(29,780)	(6,777)	(60,836)	(20,295)
Income before provision for income taxes	147,418	222,421	521,313	705,960
Provision for income taxes	36,436	52,608	126,137	171,521
Net income	$110,982	$169,813	$395,176	$534,439

Basic earnings per common share	$1.85	$2.70	$6.52	$8.28
Weighted-average common shares outstanding	60,053	62,854	60,656	64,555
Diluted earnings per common share	$1.84	$2.68	$6.47	$8.22
Weighted-average common shares outstanding	60,384	63,348	61,045	65,008

Condensed Consolidated Statements of Comprehensive Income
(in thousands) (Unaudited)

	Twelve Weeks Ended		Forty Weeks Ended
	October 8, 2022	October 9, 2021	October 8, 2022	October 9, 2021
Net income	$110,982	$169,813	$395,176	$534,439
Other comprehensive (loss) income:
Changes in net unrecognized other postretirement costs, net of tax of $25, $25, $41 and $69	(70)	(70)	(116)	(194)
Currency translation adjustments	(33,439)	1,527	(31,555)	5,127
Total other comprehensive (loss) income	(33,509)	1,457	(31,671)	4,933
Comprehensive income	$77,473	$171,270	$363,505	$539,372

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries Condensed Consolidated Statements of Changes in Stockholders’ Equity (in thousands, except per share data) (Unaudited)

	Twelve Weeks Ended October 8, 2022
	Common Stock		Additional Paid-in Capital	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at July 16, 2022	60,118	$8	$875,500	$(2,766,457)	$(20,789)	$4,706,547	$2,794,809
Net income	—	—	—	—	—	110,982	110,982
Total other comprehensive loss	—	—	—	—	(33,509)	—	(33,509)
Issuance of shares upon the exercise of stock options	1	—	142	—	—	—	142
Restricted stock units and deferred stock units vested	22	—	—	—	—	—	—
Share-based compensation	—	—	10,946	—	—	—	10,946
Stock issued under employee stock purchase plan	7	—	1,050	—	—	—	1,050
Repurchases of common stock	(452)	—	—	(76,439)	—	—	(76,439)
Cash dividends declared ($1.50 per common share)	—	—	—	—	—	(90,706)	(90,706)
Other	—	—	(1,200)	—	—	—	(1,200)
Balance at October 8, 2022	59,696	$8	$886,438	$(2,842,896)	$(54,298)	$4,726,823	$2,716,075

	Twelve Weeks Ended October 9, 2021
	Common Stock		Additional Paid-in Capital	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at July 17, 2021	63,499	$8	$818,126	$(1,973,371)	$(23,283)	$4,480,085	$3,301,565
Net income	—	—	—	—	—	169,813	169,813
Total other comprehensive income	—	—	—	—	1,457	—	1,457
Restricted stock units and deferred stock units vested	29	—	—	—	—	—	—
Share-based compensation	—	—	16,040	—	—	—	16,040
Stock issued under employee stock purchase plan	4	—	868	—	—	—	868
Repurchases of common stock	(1,119)	—	—	(230,213)	—	—	(230,213)
Cash dividends declared ($1.00 per common share)	—	—	—	—	—	(62,994)	(62,994)
Other	—	—	(1)	—	—	—	(1)
Balance at October 9, 2021	62,413	$8	$835,033	$(2,203,584)	$(21,826)	$4,586,904	$3,196,535

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries Condensed Consolidated Statements of Changes in Stockholders’ Equity (in thousands, except per share data) (Unaudited)

	Forty Weeks Ended October 8, 2022
	Common Stock		Additional Paid-in Capital	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2022	62,009	$8	$845,407	$(2,300,288)	$(22,627)	$4,605,791	$3,128,291
Net income	—	—	—	—	—	395,176	395,176
Total other comprehensive loss	—	—	—	—	(31,671)	—	(31,671)
Issuance of shares upon the exercise of stock options	3	—	496	—	—	—	496
Restricted stock units and deferred stock units vested	281	—	—	—	—	—	—
Share-based compensation	—	—	40,291	—	—	—	40,291
Stock issued under employee stock purchase plan	25	—	3,144	—	—	—	3,144
Repurchases of common stock	(2,622)	—	—	(542,608)	—	—	(542,608)
Cash dividends declared ($4.50 per common share)	—	—	—	—	—	(274,144)	(274,144)
Other	—	—	(2,900)	—	—	—	(2,900)
Balance at October 8, 2022	59,696	$8	$886,438	$(2,842,896)	$(54,298)	$4,726,823	$2,716,075

	Forty Weeks Ended October 9, 2021
	Common Stock		Additional Paid-in Capital	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at January 2, 2021	66,361	$8	$783,709	$(1,394,080)	$(26,759)	$4,196,634	$3,559,512
Net income	—	—	—	—	—	534,439	534,439
Total other comprehensive income	—	—	—	—	4,933	—	4,933
Restricted stock units and deferred stock units vested	277	—	—	—	—	—	—
Share-based compensation	—	—	49,631	—	—	—	49,631
Stock issued under employee stock purchase plan	23	—	1,737	—	—	—	1,737
Repurchases of common stock	(4,285)	—	—	(809,504)	—	—	(809,504)
Cash dividends declared ($2.25 per common share)	—	—	—	—	—	(144,169)	(144,169)
Other	37	—	(44)	—	—	—	(44)
Balance at October 9, 2021	62,413	$8	$835,033	$(2,203,584)	$(21,826)	$4,586,904	$3,196,535

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands) (Unaudited)

	Forty Weeks Ended
	October 8, 2022	October 9, 2021
Cash flows from operating activities:
Net income	$395,176	$534,439
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	215,224	194,737
Share-based compensation	40,291	49,631
Loss and impairment of long-lived assets	2,858	7,570
Loss on early redemption of senior unsecured notes	7,408	—
Provision for deferred income taxes	24,144	32,425
Other, net	2,064	1,388
Net change in:
Receivables, net	(66,902)	(180,605)
Inventories	(284,271)	90,993
Accounts payable	187,331	108,393
Accrued expenses	(34,046)	137,395
Other assets and liabilities, net	(6,183)	(51,430)
Net cash provided by operating activities	483,094	924,936
Cash flows from investing activities:
Purchases of property and equipment	(333,639)	(190,983)
Proceeds from sales of property and equipment	1,821	2,102
Net cash used in investing activities	(331,818)	(188,881)
Cash flows from financing activities:
Borrowings under credit facilities	1,123,000	—
Payments on credit facilities	(938,000)	—
Borrowings on senior unsecured notes	348,618	—
Payments on senior unsecured notes	(201,081)	—
Dividends paid	(336,230)	(160,925)
Repurchases of common stock	(542,608)	(809,504)
Other, net	463	1,691
Net cash used in financing activities	(545,838)	(968,738)
Effect of exchange rate changes on cash	(15,662)	2,336
Net decrease in cash and cash equivalents	(410,224)	(230,347)
Cash and cash equivalents, beginning of period	601,428	834,992
Cash and cash equivalents, end of period	$191,204	$604,645

Non-cash transactions:
Accrued purchases of property and equipment	$13,126	$8,632

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

As of October 8, 2022, we operated a total of 4,747 stores and 313 branches primarily within the United States, with additional locations in Canada, Puerto Rico and the U.S. Virgin Islands. In addition, as of October 8, 2022, we served 1,335 independently owned Carquest branded stores across the same geographic locations served by our stores and branches in addition to Mexico and various Caribbean islands. Our stores operate primarily under the trade names “Advance Auto Parts” and “Carquest” and our branches operate under the “Worldpac” and “Autopart International” trade names.

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

2.    Significant Accounting Policies

Revenues

The following table summarizes disaggregated revenue from contracts with customers by product group:

	Twelve Weeks Ended		Forty Weeks Ended
	October 8, 2022	October 9, 2021	October 8, 2022	October 9, 2021
Percentage of Sales:
Parts and Batteries	67%	68%	66%	66%
Accessories and Chemicals	20	19	20	21
Engine Maintenance	12	12	13	12
Other	1	1	1	1
Total	100%	100%	100%	100%

3.    Inventories

Inventories are stated at the lower of cost or market. We used the last in, first out (“LIFO”) method of accounting for approximately 90.8% of inventories as of October 8, 2022 and 89.8% of inventories as of January 1, 2022. Under the LIFO method, our Cost of sales reflects the costs of the most recently purchased inventories, while the inventory carrying balance represents the costs for inventories purchased in the forty weeks ended October 8, 2022 and prior years. As a result of changes in the LIFO reserve, we recorded an increase to Cost of sales of $67.5 million and $29.4 million for the twelve weeks ended October 8, 2022 and October 9, 2021 and an increase to Cost of sales of $240.8 million and $71.6 million for the forty weeks ended October 8, 2022 and October 9, 2021 to state inventories at LIFO.

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

Inventory balances were as follows:

	October 8, 2022	January 1, 2022
Inventories at first in, first out (“FIFO”)	$5,134,220	$4,625,900
Adjustments to state inventories at LIFO	(207,641)	33,118
Inventories at LIFO	$4,926,579	$4,659,018

4.    Intangible Assets

Our definite-lived intangible assets include customer relationships and non-compete agreements. Amortization expense was $7.0 million and $7.2 million for the twelve weeks ended October 8, 2022 and October 9, 2021 and $23.6 million and $24.1 million for the forty weeks ended October 8, 2022 and October 9, 2021.

5.    Receivables, net

Receivables, net, consisted of the following:

	October 8, 2022	January 1, 2022
Trade	$659,373	$506,725
Vendor	193,019	201,933
Other (1)	13,820	84,289
Total receivables	866,212	792,947
Less: allowance for credit losses	(20,545)	(10,162)
Receivables, net	$845,667	$782,785

(1) The decrease in Other receivables as of October 8, 2022 was primarily attributable to the release of the settlement in the second quarter of 2022 for the amount of $49.3 million, which was related to the securities class action litigation and was fully paid by our insurance carriers upon final court approval on June 13, 2022.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Amounts presented in thousands, except per share data, unless otherwise stated)
(Unaudited)

6.    Long-term Debt and Fair Value of Financial Instruments

Long-term debt consists of the following:

	October 8, 2022	January 1, 2022
4.50% Senior Unsecured Notes due December 1, 2023	$—	$193,220
1.75% Senior Unsecured Notes due October 1, 2027	346,816	346,382
3.90% Senior Unsecured Notes due April 15, 2030	495,427	494,718
3.50% Senior Unsecured Notes due March 15, 2032	345,673	—
Revolver credit facility	185,000	—
	$1,372,916	$1,034,320
Less: Current portion of long-term debt	(185,000)	—
Long-term debt, excluding the current portion	$1,187,916	$1,034,320
Fair value of long-term debt	$998,000	$1,092,000

Fair Value of Financial Assets and Liabilities

The fair value of our senior unsecured notes was determined using Level 2 inputs based on quoted market prices. The carrying amounts of our Cash and cash equivalents, Receivables, net, Accounts payable and Accrued expenses approximate their fair values due to the relatively short-term nature of these instruments.

Bank Debt

As of October 8, 2022, we had $185.0 million of outstanding borrowings, $1.0 billion of borrowing availability and no letters of credit outstanding under our unsecured revolving credit facility (the “Credit Agreement”). As of January 1, 2022, we had no outstanding borrowings, $1.2 billion of borrowing availability and no letters of credit outstanding under our Credit Agreement.

As of October 8, 2022 and January 1, 2022, we had $90.2 million and $92.0 million of bilateral letters of credit issued separately from the Credit Agreement, none of which were drawn upon. These bilateral letters of credit generally have a term of one year or less and primarily serve as collateral for our self-insurance policies.

We were in compliance with financial covenants required by our debt arrangements as of October 8, 2022.

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

Debt Guarantees

We are a guarantor of loans made by banks to various independently owned Carquest-branded stores that are customers of ours. These loans totaled $66.5 million and $31.7 million as of October 8, 2022 and January 1, 2022 and are collateralized by security agreements on merchandise inventory and other assets of the borrowers. The approximate value of the inventory collateralized by these agreements was $143.9 million and $86.9 million as of October 8, 2022 and January 1, 2022. We believe that the likelihood of performance under these guarantees is remote.

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

Operating lease liabilities consisted of the following:

	October 8, 2022	January 1, 2022
Total operating lease liabilities	$2,713,940	$2,802,772
Less: Current portion of operating lease liabilities	(462,380)	(465,121)
Noncurrent operating lease liabilities	$2,251,560	$2,337,651

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
Notes to the Condensed Consolidated Financial Statements
(Amounts presented in thousands, except per share data, unless otherwise stated)
(Unaudited)

Total lease cost is included in Cost of sales and Selling, general and administrative expenses (“SG&A”) in the accompanying Condensed Consolidated Statements of Operations and is recorded net of immaterial sublease income. Total lease cost was comprised of the following:

	Twelve Weeks Ended		Forty Weeks Ended
	October 8, 2022	October 9, 2021	October 8, 2022	October 9, 2021
Operating lease cost	$130,108	$124,084	$433,147	$410,253
Variable lease cost	40,910	35,144	136,183	112,864
Total lease cost	$171,018	$159,228	$569,330	$523,117

The future maturity of lease liabilities as of October 8, 2022 were as follows:

Remainder of 2022	$71,651
2023	564,385
2024	504,295
2025	470,989
2026	360,570
Thereafter	1,085,608
Total lease payments	3,057,498
Less: Imputed interest	(343,558)
Total operating lease liabilities	$2,713,940

As of October 8, 2022, our operating lease liabilities included $54.0 million related to options to extend lease terms that are reasonably certain of being exercised and excluded $100.0 million of legally binding minimum lease payments for leases signed but not yet commenced.

The weighted-average remaining lease term and weighted-average discount rate for our operating leases were 7.0 years and 3.3% as of October 8, 2022. We calculated the weighted-average discount rates using incremental borrowing rates, which equal the rates of interest that we would pay to borrow funds on a fully collateralized basis over a similar term.

Other information relating to our lease liabilities is as follows:

	Forty Weeks Ended
	October 8, 2022	October 9, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$478,658	$418,596
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$343,950	$460,351

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

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Amounts presented in thousands, except per share data, unless otherwise stated)
(Unaudited)

During the twelve weeks ended October 8, 2022 and October 9, 2021, we repurchased 0.4 million and 1.1 million shares of our common stock under our share repurchase program at an aggregate cost of $75.0 million and $228.3 million, or an average price of $168.93 and $205.65 per share. During the forty weeks ended October 8, 2022 and October 9, 2021, we repurchased 2.5 million and 4.2 million shares of our common stock under our share repurchase program at an aggregate cost of $523.2 million and $791.7 million, or an average price of $207.50 and $189.43 per share. We had $1.0 billion remaining under our share repurchase program as of October 8, 2022.

9.    Earnings per Share

The computations of basic and diluted earnings per share are as follows:

	Twelve Weeks Ended		Forty Weeks Ended
	October 8, 2022	October 9, 2021	October 8, 2022	October 9, 2021
Numerator
Net income applicable to common shares	$110,982	$169,813	$395,176	$534,439
Denominator
Basic weighted-average common shares	60,053	62,854	60,656	64,555
Dilutive impact of share-based awards	331	494	389	453
Diluted weighted-average common shares (1)	60,384	63,348	61,045	65,008

Basic earnings per common share	$1.85	$2.70	$6.52	$8.28
Diluted earnings per common share	$1.84	$2.68	$6.47	$8.22

(1)For the twelve weeks ended October 8, 2022, 163 thousand restricted stock units (“RSUs”) were excluded from the diluted calculation as their inclusion would have been anti-dilutive. For the twelve weeks ended October 9, 2021, there were no RSUs that were anti-dilutive. For the forty weeks ended October 8, 2022 and October 9, 2021, 122 thousand and 11 thousand RSUs were excluded from the diluted calculation as their inclusion would have been anti-dilutive.

10.    Share-Based Compensation

During the forty weeks ended October 8, 2022, we granted 188 thousand time-based RSUs, 58 thousand market-based RSUs and 114 thousand stock options. The general terms of the time-based and market-based RSUs are similar to awards previously granted by us. We grant options to purchase common stock to certain employees under our 2014 Long-Term Incentive Plan. The general terms of the stock options are similar to awards previously granted by us. We record compensation expense for the grant date fair value of the option awards evenly over the vesting period.

The weighted-average fair values of the time-based and market-based RSUs granted during the forty weeks ended October 8, 2022 were $201.89 and $205.52 per share. The fair value of each market-based RSU was determined using a Monte Carlo simulation model. For time-based RSUs, the fair value of each award was determined based on the market price of our stock on the date of grant adjusted for expected dividends during the vesting period, as applicable.

The total income tax benefit related to share-based compensation expense for the forty weeks ended October 8, 2022 was $9.9 million. As of October 8, 2022, there was $76.0 million of unrecognized compensation expense related to all share-based awards that is expected to be recognized over a weighted-average period of 1.5 years.

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

Management Overview

Net sales increased 0.8% in the third quarter of 2022 compared with the same period in the prior year, primarily driven by improvements in strategic pricing and growth in new store openings. Comparable store sales decreased 0.7% for the quarter primarily due to owned brand penetration. Category growth was led by batteries, fluids and chemicals and brakes.

We generated Diluted earnings per share (“Diluted EPS”) of $1.84 during our third quarter of 2022, inclusive of foreign currency impact of $0.20 per diluted share, compared with $2.68 for the comparable period of 2021. When adjusted for non-operational items outlined in the following table, our Adjusted diluted earnings per share (“Adjusted EPS”), a non-GAAP measure, for the twelve weeks ended October 8, 2022 and October 9, 2021 was $2.84 and $3.21.

	Twelve Weeks Ended		Forty Weeks Ended
	October 8, 2022	October 9, 2021	October 8, 2022	October 9, 2021
Last-in, first-out (“LIFO”) impacts	$0.83	$0.35	$2.96	$0.82
Transformation expenses	0.09	0.10	0.37	0.64
General Parts International, Inc. (“GPI”) amortization of acquired intangible assets	0.08	0.08	0.26	0.25
Other Income adjustments	—	—	0.09	—
Total adjustments, net of tax	$1.00	$0.53	$3.68	$1.71

Refer to “Reconciliation of Non-GAAP Financial Measures” for a definition and reconciliation of Adjusted EPS and other non-GAAP measures to the most directly comparable financial measures calculated and presented in accordance with GAAP.

A high-level summary of our financial results for the third quarter of 2022 includes:

•Net sales during the third quarter of 2022 was $2.64 billion, an increase of 0.8% compared with the third quarter of 2021, driven by improvements in strategic pricing and growth in new store openings. Comparable store sales decreased 0.7% primarily driven by an increase in owned brand penetration.
•Gross profit margin for the third quarter of 2022 was 44.7% of Net sales, a decrease of 44 basis points compared with the third quarter of 2021. Gross profit margin was negatively impacted by inflationary product costs, including the impact of LIFO related expenses, unfavorable channel mix and supply chain headwinds due to inflation in labor and transportation costs. These costs were partially offset by improvements in strategic pricing and owned brand expansion.
•Selling, General & Administrative (“SG&A”) expenses for the third quarter of 2022 were 38.0% of Net sales, an increase of 159 basis points compared with the third quarter of 2021. This increase was primarily driven by inflation in store labor, medical and fuel costs.

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
•Changes in new car sales
•Economic and geopolitical uncertainty
•Increased foreign currency exchange volatility

Stores and Branches

Key factors in selecting sites and market locations in which we operate include population, demographics, traffic count, vehicle profile, competitive landscape and the cost of real estate. During the forty weeks ended October 8, 2022, 115 stores and branches were opened and 27 were closed or consolidated, resulting in a total of 5,060 stores and branches compared with a total of 4,972 stores and branches as of January 1, 2022.

Results of Operations

	Twelve Weeks Ended				$ Favorable/ (Unfavorable)	Basis Points
($ in millions)	October 8, 2022		October 9, 2021
Net sales	$2,641.3	100.0%	$2,621.2	100.0%	$20.1	—
Cost of sales	1,461.5	55.3	1,438.8	54.9	(22.7)	(44)
Gross profit	1,179.8	44.7	1,182.5	45.1	(2.6)	(44)
SG&A	1,002.7	38.0	953.3	36.4	(49.4)	(159)
Operating income	177.2	6.7	229.2	8.7	(52.0)	(204)
Interest expense	(12.0)	(0.5)	(8.6)	(0.3)	(3.4)	(13)
Other (expense) income, net	(17.8)	(0.7)	1.8	0.1	(19.6)	(74)
Provision for income taxes	36.4	1.4	52.6	2.0	16.2	63
Net income	$111.0	4.2%	$169.8	6.5%	$(58.8)	(228)

Note: Table amounts may not foot due to rounding.

	Forty Weeks Ended				$ Favorable/ (Unfavorable)	Basis Points
($ in millions)	October 8, 2022		October 9, 2021
Net sales	$8,681.0	100.0%	$8,601.0	100.0%	$80.0	—
Cost of sales	4,808.9	55.4	4,744.4	55.2	(64.5)	(23)
Gross profit	3,872.1	44.6	3,856.6	44.8	15.5	(23)
SG&A	3,289.9	37.9	3,130.4	36.4	(159.5)	(150)
Operating income	582.2	6.7	726.3	8.4	(144.0)	(173)
Interest expense	(35.1)	(0.4)	(28.1)	(0.3)	(7.0)	—
Loss on early redemption of senior unsecured notes	(7.4)	(0.1)	—	—	(7.4)	—
Other (expense) income, net	(18.3)	(0.2)	7.8	0.1	(26.1)	(30)
Provision for income taxes	126.1	1.5	171.5	2.0	45.4	54
Net income	$395.2	4.6%	$534.4	6.2%	$(139.1)	(149)

Note: Table amounts may not foot due to rounding.

Net Sales

Net sales for the twelve weeks ended October 8, 2022 increased 0.8% compared with the same period in 2021, driven by improvements in strategic pricing and growth in new store openings. Comparable store sales decreased 0.7% for the twelve weeks ended October 8, 2022 compared with the twelve weeks ended October 9, 2021, primarily driven by owned brand penetration. Category growth was led by batteries, fluids and chemicals and brakes.

Net sales for the forty weeks ended October 8, 2022 increased 0.9% compared with the same period in 2021, driven by improvements in strategic pricing and growth in new store openings, partially offset by softness in our DIY omnichannel. Comparable store sales declined slightly for the forty weeks ended October 8, 2022 compared with the forty weeks ended October 9, 2021. Category growth was led by fluids and chemicals as well as batteries.

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

Gross Profit

Gross profit for the twelve weeks ended October 8, 2022 was $1.18 billion, or 44.7% of Net sales, compared with $1.18 billion, or 45.1% of Net sales, for the twelve weeks ended October 9, 2021. During the twelve weeks ended October 8, 2022,

Gross profit margin was negatively impacted by inflationary product costs, including the impact of LIFO related expenses, unfavorable channel mix and supply chain headwinds due to increases in labor and transportation costs. These costs were primarily offset by improvements in strategic pricing as well as owned brand expansion.
Gross profit for the forty weeks ended October 8, 2022 was $3.87 billion, or 44.6% of Net sales, compared with $3.86 billion, or 44.8% of Net sales, for the forty weeks ended October 9, 2021. This decrease in Gross profit as a percentage of Net sales was primarily due to inflationary product costs, including the impact of LIFO related expenses and unfavorable channel mix, partially offset by strategic pricing, product mix and owned brand expansion.

As a result of changes in our LIFO reserve, an expense of $67.5 million and $29.4 million were included in the twelve weeks ended October 8, 2022 and October 9, 2021. An expense of $240.8 million and $71.6 million were included in the forty weeks ended October 8, 2022 and October 9, 2021.

Selling, General and Administrative Expenses

SG&A expenses for the twelve weeks ended October 8, 2022 were $1.0 billion, or 38.0% of Net sales, compared with $1.0 billion, or 36.4% of Net sales, for the twelve weeks ended October 9, 2021. The increase in SG&A as a percentage of Net sales for the twelve weeks ended was primarily driven by inflation in store labor, medical and fuel costs.

SG&A expenses for the forty weeks ended October 8, 2022 were $3.29 billion, or 37.9% of Net sales, compared with $3.13 billion, or 36.4% of Net sales, for the forty weeks ended October 9, 2021. For the forty weeks ended October 8, 2022, the increase was primarily driven by inflation in store labor and fuel costs as well as costs related to new store openings. These costs were partially offset by a year over year decrease in incentive compensation and COVID-19 related expenses.

Loss on Early Redemption of Senior Unsecured Notes

During the forty weeks ended October 8, 2022, we incurred charges related to a make-whole provision and debt issuance costs of $7.0 million and $0.4 million in connection with the early redemption of our 4.50% senior unsecured notes due December 1, 2023 (“2023 Notes”).

Provision for Income Taxes

Our Provision for income taxes for the twelve weeks ended October 8, 2022 was $36.4 million, compared with $52.6 million for the twelve weeks ended October 9, 2021. Our effective tax rate was 24.7% and 23.7% for the twelve weeks ended October 8, 2022 and October 9, 2021. The decrease in tax expense primarily resulted from lower Income before provision for income taxes compared with prior year.

Our Provision for income taxes for the forty weeks ended October 8, 2022 was $126.1 million, compared with $171.5 million for the forty weeks ended October 9, 2021. Our effective tax rate was 24.2% and 24.3% for the forty weeks ended October 8, 2022 and October 9, 2021. The decrease in tax expense resulted from lower Income before provision for income taxes compared with prior year.

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

We have included a reconciliation of this information to the most comparable GAAP measures in the following table:

	Twelve Weeks Ended		Forty Weeks Ended
(in thousands, except per share data)	October 8, 2022	October 9, 2021	October 8, 2022	October 9, 2021
Net income (GAAP)	$110,982	$169,813	$395,176	$534,439
Cost of sales adjustments:
LIFO impacts	67,491	29,410	240,758	71,599
Transformation expenses	—	143	2,572	2,611
SG&A adjustments:
GPI amortization of acquired intangible assets	6,308	6,341	21,065	21,246
Transformation expenses:
Restructuring costs	964	2,360	3,270	27,063
Third-party professional services	4,877	4,823	20,429	18,394
Other significant costs	1,155	1,492	4,231	7,406
Other income adjustment (1)	—	36	7,408	—
Provision for income taxes on adjustments (2)	(20,198)	(11,151)	(74,933)	(37,080)
Adjusted net income (Non-GAAP)	$171,579	$203,267	$619,976	$645,678

Diluted earnings per share (GAAP)	$1.84	$2.68	$6.47	$8.22
Adjustments, net of tax	1.00	0.53	3.68	1.71
Adjusted EPS (Non-GAAP)	$2.84	$3.21	$10.15	$9.93

(1)During the forty weeks ended October 8, 2022, we incurred charges related to a make-whole provision and debt issuance costs of $7.0 million and $0.4 million, in connection with the early redemption of our 2023 Notes.
(2)The income tax impact of non-GAAP adjustments is calculated using the estimated tax rate in effect for the respective non-GAAP adjustments.

Liquidity and Capital Resources

Overview

Our primary cash requirements necessary to maintain our current operations include payroll and benefits, inventory purchases, contractual obligations, capital expenditures, payment of income taxes, funding of initiatives under our strategic business plan and other operational priorities, including payment of interest on our long-term debt. Historically, we have used available funds to repay borrowings under our credit facility, to periodically repurchase shares of our common stock under our stock repurchase program, to pay our quarterly cash dividends and for acquisitions; however, in consideration of ongoing uncertainties related to general global macroeconomic conditions, our future uses of cash may differ if our relative priorities, including the weight we place on the preservation of cash and liquidity, change. Typically, we have funded our cash requirements primarily through cash generated from operations, supplemented by borrowings under our credit facilities and notes offerings as needed. We believe funds generated from our results of operations, available cash and cash equivalents and available borrowings under our credit facility will be sufficient to fund our obligations for the long term.

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

During the twelve weeks ended October 8, 2022 and October 9, 2021, we repurchased 0.4 million and 1.1 million shares of our common stock under our share repurchase program at an aggregate cost of $75.0 million and $228.3 million, or an average price of $168.93 and $205.65 per share. During the forty weeks ended October 8, 2022 and October 9, 2021, we repurchased 2.5 million and 4.2 million shares of our common stock under our share repurchase program. The shares repurchased in connection with our share repurchase program during the forty weeks ended October 8, 2022 and October 9, 2021 were at an aggregate cost of $523.2 million and $791.7 million, or an average price of $207.50 and $189.43 per share. We had $1.0 billion remaining under our share repurchase program as of October 8, 2022.

Analysis of Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities:

	Forty Weeks Ended
(in thousands)	October 8, 2022	October 9, 2021
Cash flows provided by operating activities	$483,094	$924,936
Cash flows used in investing activities	(331,818)	(188,881)
Cash flows used in financing activities	(545,838)	(968,738)
Effect of exchange rate changes on cash	(15,662)	2,336
Net decrease in cash and cash equivalents	$(410,224)	$(230,347)

Operating Activities

For the forty weeks ended October 8, 2022, Cash flows provided by operating activities decreased by $441.8 million to $483.1 million compared with the same period of prior year. The net decrease in operating cash flows was primarily driven by lower Net income and a decrease in overall working capital compared with the same period of prior year. The decrease in working capital was primarily driven by an increase in cash used by Inventories, attributable to direct product cost increases driven by inflationary pressures and an increase of inventory on hand.

Investing Activities

For the forty weeks ended October 8, 2022, Cash flows used in investing activities increased by $142.9 million to $331.8 million compared with the same period of prior year. Cash used in investing activities for the forty weeks ended October 8, 2022 consisted primarily of purchases of property and equipment of $333.6 million attributable to investments in information technology, as we remain focused on a complete back office integration throughout the enterprise, as well as investments in leasehold improvements for new store openings.

Financing Activities

For the forty weeks ended October 8, 2022, Cash flows used in financing activities was $545.8 million, a decrease of $422.9 million compared with the same period of prior year. The net decrease in cash used in financing activities was attributable to net proceeds received from the issuance of the 2032 Notes, a decrease in share repurchases of our common stock of $266.9 million and proceeds from net borrowings under our unsecured revolving credit facility of $185.0 million during the forty weeks ended October 8, 2022. The decrease in cash used was partially offset by the early redemption of our 2023 Notes and an increase in dividends paid of $175.3 million during the forty weeks ended October 8, 2022 compared with the forty weeks ended October 9, 2021.

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

As of October 8, 2022, we had a credit rating from Standard & Poor’s of BBB- and from Moody’s Investor Service of Baa2. The current outlooks by Standard & Poor’s and Moody’s are positive and stable. The current pricing grid used to determine our borrowing rate under the Credit Agreement is based on our credit ratings. If these credit ratings decline, our interest rate on outstanding balances may increase and our access to additional financing on favorable terms may be limited. In addition, declines could reduce the attractiveness of certain vendor payment programs whereby third-party institutions finance arrangements to our vendors based on our credit rating, which could result in increased working capital requirements. Conversely, if these credit ratings improve, our interest rate may decrease.

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

During the forty weeks ended October 8, 2022, there were no changes to the critical accounting policies discussed in our 2021 Form 10-K. For a complete discussion of our critical accounting policies, refer to the 2021 Form 10-K.

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

Our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of October 8, 2022. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our quarter ended October 8, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth the information with respect to repurchases of our common stock for the quarter ended October 8, 2022:

	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2) (in thousands)
July 17, 2022 to August 13, 2022	25	$190.65	—	$1,097,338
August 14, 2022 to September 10, 2022	451,942	$169.12	443,969	$1,022,339
September 11, 2022 to October 08, 2022	7	$169.06	—	$1,022,339
Total	451,974	$169.19	443,969

(1)The aggregate cost of repurchasing shares in connection with the net settlement of shares issued as a result of the vesting of restricted stock units was $1.5 million, or an average price of $183.67 per share, during the twelve weeks ended October 8, 2022.
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

ADVANCE AUTO PARTS, INC.

Date: November 16, 2022	/s/ William J. Pellicciotti Jr.
William J. Pellicciotti Jr. Senior Vice President, Controller and Chief Accounting Officer