Form 10-K
period 2022-12-31
ADVANCE AUTO PARTS INC
filed 2023-02-28
CIK 1158449

Table of Contents`

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-K
________________________________________________

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of the last business day of the registrant’s most recently completed second fiscal quarter, July 16, 2022, the aggregate market value of common stock held by non-affiliates of the registrant was $11,302,276,702, based on the last sales price on July 16, 2022, as reported by the New York Stock Exchange.

As of February 24, 2023, the number of shares of the registrant’s common stock outstanding was 59,273,781 shares.

Documents Incorporated by Reference:

Portions of the registrant’s definitive proxy statement for its 2023 Annual Meeting of Stockholders, to be held on May 24, 2023, are incorporated by reference into Part III of this Form 10-K.

Table of Contents`

Table of Contents`
FORWARD-LOOKING STATEMENTS

Certain statements herein are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are usually identifiable by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “likely,” “may,” “plan,” “position,” “possible,” “potential,” “probable,” “project,” “should,” “strategy,” “will,” or similar language. All statements other than statements of historical fact are forward-looking statements, including, but not limited to, statements about our strategic initiatives, operational plans and objectives, expectations for economic conditions and recovery and future business and financial performance, as well as statements regarding underlying assumptions related thereto. Forward-looking statements reflect our views based on historical results, current information and assumptions related to future developments. Except as may be required by law, we undertake no obligation to update any forward-looking statements made herein. Forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those projected or implied by the forward-looking statements. They include, among others, factors related to the company’s leadership transition, the timing and implementation of strategic initiatives, including with respect to labor shortages or disruptions and the impact on our ability to complete store openings, deterioration of general macroeconomic conditions, the highly competitive nature of our industry, demand for our products and services, complexities in our inventory and supply chain and challenges with transforming and growing our business. Please refer to “Item 1A. Risk Factors” included in this report and other filings made by us with the Securities and Exchange Commission (“SEC”) for a description of these and other risks and uncertainties that could cause actual results to differ materially from those projected or implied by the forward-looking statements.

Table of Contents`
PART I

Item 1.    Business.

Unless the context otherwise requires, “Advance,” “we,” “us,” “our,” and similar terms refer to Advance Auto Parts, Inc., its subsidiaries and their respective operations on a consolidated basis. Our fiscal year consists of 52 or 53 weeks ending on the Saturday closest to December 31st of each year. Our fiscal years ended December 31, 2022 (“2022”) and January 1, 2022 (“2021”) included fifty-two weeks of operations. Our fiscal year ended January 2, 2021 (“2020”) included fifty-three weeks of operations.

Overview

We are a leading automotive aftermarket parts provider in North America, serving both professional installers (“professional”) and “do-it-yourself” (“DIY”) customers, as well as independently owned operators. Our stores and branches offer a broad selection of brand names, original equipment manufacturer (“OEM”) and owned brand automotive replacement parts, accessories, batteries and maintenance items for domestic and imported cars, vans, sport utility vehicles and light and heavy duty trucks. As of December 31, 2022, we operated 4,770 total stores and 316 branches primarily under the trade names “Advance Auto Parts,” “Carquest” and “Worldpac.”

We were founded in 1929 as Advance Stores Company, Incorporated, and operated as a retailer of general merchandise until the 1980s. During the 1980s, we began targeting the sale of automotive parts and accessories to DIY customers. We initiated our professional delivery program in 1996 and have steadily increased our sales to professional customers since 2000. We have grown significantly as a result of strategic acquisitions, new store openings and comparable store sales growth. Advance Auto Parts, Inc., a Delaware corporation, was incorporated in 2001 in conjunction with the acquisition of Discount Auto Parts, Inc. In 2014, we acquired General Parts International, Inc. (“GPI”), a privately held company that was a leading distributor and supplier of original equipment and aftermarket automotive replacement products for professional markets operating under the Carquest and Worldpac trade names.

Stores and Branches

Key factors in selecting sites and market locations in which we operate include population, demographics, traffic count, vehicle profile, competitive landscape and the cost of real estate. During 2022, 144 stores and branches were opened and 30 were closed or consolidated, resulting in a total of 5,086 stores and branches as of December 31, 2022 compared with a total of 4,972 stores and branches as of January 1, 2022.

Through our integrated operating approach, we serve our professional and DIY customers through a variety of channels ranging from traditional “brick and mortar” store locations to self-service e-commerce sites. We believe we are better able to meet our customers’ needs by operating under several trade names, which are as follows:

Advance Auto Parts — Our 4,440 stores, inclusive of 328 hubs, as of December 31, 2022 are generally located in freestanding buildings with a focus on both professional and DIY customers. The average size of an Advance Auto Parts store is approximately 7,800 square feet. These stores carry a wide variety of products serving aftermarket auto part needs for both domestic and import vehicles. Our Advance Auto Parts stores carry a product offering of approximately 23,000 stock keeping units (“SKUs”), consisting of a custom mix of products based on each store’s unique market. Supplementing our stores’ inventory on-hand, less common SKUs are also available on a same-day or next-day basis from any of our larger hub stores.

Carquest — Our 330 stores as of December 31, 2022, including 148 stores in Canada, are generally located in freestanding buildings with a primary focus on professional customers, but also serve DIY customers. The average size of a Carquest store is approximately 7,300 square feet. These stores carry a wide variety of products serving the aftermarket auto part needs for both domestic and import vehicles with a product offering of approximately 25,000 SKUs. As of December 31, 2022, Carquest also serves 1,311 independently owned stores that operate under the Carquest name.

Worldpac — Our 316 branches, of which 135 are branded Autopart International (“AI”), as of December 31, 2022 principally serve professional customers utilizing an efficient and sophisticated online ordering and fulfillment system. Worldpac’s branches are generally larger than our other store locations, averaging approximately 18,400 square feet. Worldpac’s complete product offering includes over 285,000 SKUs for domestic and import vehicles and specializes in imported OEM parts. As part of our transformation efforts through December 31, 2022, we have converted all AI stores into the Worldpac technology format.

Table of Contents`

Store Development

The key factors used in selecting sites and market locations in which we operate include population, demographics, traffic count, vehicle profile, number and strength of competitors’ stores, and the cost of real estate. As of December 31, 2022, 4,915 stores and branches were located in 48 U.S. states and two U.S. territories, and 171 stores and branches were located in nine Canadian provinces.

We serve our stores and branches primarily from our principal corporate offices in Raleigh, NC and Roanoke, VA. We also maintain store support centers in Newark, CA and Norton, MA.

Our Products

The following table shows some of the types of products that we sell by major category:

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
Wiper blades

We provide our customers with quality products that are often offered at a good, better or best recommendation differentiated by price and quality. We accept customer returns for many new, core and warranty products. Customer returns have historically been immaterial.

Our Customers

Our professional customers consist primarily of customers for whom we deliver products from our store or branch locations to their places of business, including garages, service stations and auto dealers. Our professional sales represented approximately 59%, 58% and 57% of our sales in 2022, 2021 and 2020. We also serve 1,311 independently owned Carquest stores with shipments directly from our distribution centers. Our DIY customers are primarily served through our stores, but can also order online to pick up merchandise at a conveniently located store or have their purchases shipped directly to them. Except where prohibited, we also provide a variety of services at our stores free of charge to our customers, including:

•Battery and wiper installation;
•Check engine light scanning;
•Electrical system testing, including batteries, starters and alternators;
•Oil and battery recycling; and
•Loaner tool programs.

We also serve our customers online at www.AdvanceAutoParts.com or on our Advance Mobile App. Our professional customers can conveniently place their orders electronically, including through MyAdvance.com and Technet, by phone or in-store, and we deliver products from our stores or branch locations to their places of business.

Table of Contents`
Supply Chain

Our supply chain consists of a network of distribution centers, hubs, stores, and branches that enable us to provide same-day or next-day availability to our customers. As of December 31, 2022, we operated 50 distribution centers, ranging in size from approximately 57,000 to 943,000 square feet with total square footage of approximately 12.6 million, including one distribution center dedicated to reclamations. In 2022, we closed distribution centers in Riverside, California and Anchorage, Alaska.

Merchandise, Marketing and Advertising

In 2022, we purchased merchandise from over 1,400 vendors, with no single vendor accounting for more than 10% of purchases. Our purchasing strategy involves negotiating agreements to purchase merchandise over a specified period of time along with other provisions, including pricing, rebates, volume and payment terms.

Our merchandising strategy is to carry a broad selection of high quality and reputable brand name automotive parts and accessories that we believe will appeal to our professional customers and also generate DIY customer traffic. Some of our brands include Bosch®, Castrol®, Dayco®, Denso®, Fram®, Gates®, Meguiar’sTM, Mobil 1TM, Moog®, Monroe®, NGK®, Prestone®, Purolator®, Trico® and Wagner®. In addition to these branded products, we stock a wide selection of high-quality owned brand products with a goal of appealing to value-conscious customers. These categories of merchandise include chemicals, interior automotive accessories, batteries and parts under various owned brand names such as Autopart International®, Carquest®, DieHard®, Driveworks® and Wearever®. For the DieHard® brand, we own the right to sell batteries and to extend the DieHard® brand into other automotive and vehicular categories. We granted the seller an exclusive royalty-free, perpetual license to develop, market and sell DieHard® branded products in certain non-automotive categories.

Our marketing and advertising program is designed to drive brand awareness, consideration by consumers and omnichannel traffic by position in the aftermarket auto parts category. We strive to exceed our customers’ expectations end-to-end through a comprehensive online and in-store pick up experience, extensive parts assortment, quality brands, experienced parts professionals, professional programs that are designed to build loyalty with our customers and our DIY customer loyalty program. Our DIY campaign was developed around a multi-channel communications plan that brings together radio, television, digital marketing, social media, sponsorships, store execution, public relations and Speed Perks (our customer loyalty program).

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

As of December 31, 2022, we employed approximately 40,000 full-time team members and approximately 27,000 part-time team members. Our workforce consisted of 82% of our team members employed in store-level operations, 13% in distribution and 5% in our corporate offices. As of December 31, 2022, approximately 2% of our team members were represented by labor unions.

Additional information about our human capital resources can be found in our Corporate Sustainability and Social Report, which is available on our website. Our Corporate Sustainability and Social Report is not, and will not be deemed to be, a part of this Annual Report on Form 10-K or incorporated by reference into any of our other filings with the Securities and Exchange Commission (“SEC”).

Table of Contents`

Intellectual Property

We own a number of trade names, service marks and trademarks, including “Advance Auto Parts®,” “Advance Same Day®,” “Autopart International®,” “Carquest®,” “CARQUEST Technical Institute®,” “DieHard®,” “DriverSide®,” “MotoLogic®,” “MotoShop®,” “speedDIAL®,” “TECH-NET Professional Auto Service®” and “Worldpac®” for use in connection with the automotive parts business. In addition, we own and have registered a number of trademarks for our owned brands. We believe that these trade names, service marks and trademarks are important to our merchandising strategy. We do not know of any infringing uses that would materially affect the use of these trade names and trademarks and we actively defend and enforce them.

Competition

We operate in both the professional and DIY markets of the automotive aftermarket industry. Our primary competitors are (i) both national and regional chains of automotive parts stores, including AutoZone, Inc., NAPA, O’Reilly Automotive, Inc., The Pep Boys-Manny, Moe & Jack and Auto Plus (formerly Uni-Select USA, Inc.), (ii) internet-based retailers, (iii) discount stores and mass merchandisers that carry automotive products, (iv) wholesalers or jobbers stores, including those associated with national parts distributors or associations, (v) independently owned stores and (vi) automobile dealers that supply parts. We believe that chains of automotive parts stores that, like us, have multiple locations in one or more markets, have competitive advantages in customer service, marketing, inventory selection, purchasing and distribution compared with independent retailers and jobbers that are not part of a chain or associated with other retailers or jobbers. The principal methods of competition in our business include brand recognition, customer service, product offerings, availability, quality, service with speed, price and store location.

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

We own and lease real property. Under various environmental laws and regulations, a current or previous owner or operator of real property may be liable for the cost of removal or remediation of hazardous or toxic substances on, under or in such property. These laws often impose joint and several liability and may be imposed without regard to whether the owner or operator knew of, or was responsible for, the release of such hazardous or toxic substances. Other environmental laws and common law principles also could be used to impose liability for releases of hazardous materials into the environment or work place, and third parties may seek recovery from owners or operators of real properties for personal injury or property damage associated with exposure to released hazardous substances. From time to time, we receive notices from the U.S. Environmental Protection Agency and state environmental authorities indicating that there may be contamination on properties we own, lease or operate or may have owned, leased or operated in the past or on adjacent properties for which we may be responsible. Compliance with these laws and regulations and clean-up of released hazardous substances have not had, and do not anticipate to have, a material impact on our operations.

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

Table of Contents`
Available Information

Our Internet address is www.AdvanceAutoParts.com. Our website and the information contained therein or linked thereto are not part of this Annual Report on Form 10-K for 2022. We make available free of charge through our Investor Relations website, located at ir.advanceautoparts.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, registration statements and amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934 (“Exchange Act”) as soon as reasonably practicable after we electronically file such materials with, or furnish them to the SEC. The SEC maintains a website that contains reports, proxy statements and other information regarding issuers that file electronically with the SEC. These materials may be obtained electronically by accessing the SEC’s website at www.sec.gov.

Table of Contents`
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

We have identified several initiatives as part of our business strategy to increase sales, expand margins, drive accelerated growth and deliver top quartile results relative total shareholder return. We are currently making and expect to continue to make significant investments to pursue our strategic initiatives. If we are unable to implement our strategic initiatives efficiently and effectively, our business, financial condition, results of operations and cash flows could be adversely affected. We could also be adversely affected if we have not appropriately prioritized and balanced our initiatives or if we are unable to effectively manage change throughout our organization. Implementing strategic initiatives could disrupt or reduce the efficiency of our operations and may not provide the anticipated benefits, or may provide them on a delayed schedule or at a higher cost. These risks increase when significant changes are undertaken.

If we are unable to successfully implement our growth strategy, keep existing store locations or open new locations in desirable places on favorable terms, it could adversely affect our business, financial condition, results of operations and cash flows.

We intend to continue to expand the markets we serve as part of our growth strategy, which may include opening new stores or branches, as well as expansion of our online business. We may also grow our business through strategic acquisitions. As we expand our market presence, it becomes more critical that we have consistent and effective execution across all of our locations and brands. There is uncertainty about the profitability of newly opened locations, including whether newly opened stores will harm the profitability or comparable store sales of existing locations. The newly opened and existing locations’ profitability will depend on the competition we face as well as our ability to properly stock, market and price the products desired by customers in these markets. The actual number and format of any new locations to be opened and the success of our growth strategy will depend on a number of factors, including, among other things:

•the availability of desirable locations;
•the negotiation of acceptable lease or purchase terms for new locations;
•the availability of financial resources, including access to capital at cost-effective interest rates;
•our ability to expand our online offerings and sales; and
•our ability to manage the expansion and to hire, train and retain qualified team members.

We compete with other retailers and businesses for suitable locations for our stores. Local land use and zoning regulations, environmental regulations and other regulatory requirements may impact our ability to find suitable locations and influence the cost of constructing, renovating and operating our stores. In addition, real estate, zoning, construction and other delays may adversely affect store openings and renovations and increase our costs. For example, during 2021 through 2022 we experienced significant delays associated with our planned opening of new locations in California, primarily as a result of permitting challenges, and such delays increased our costs and resulted in significant lost sales opportunities. Further, changing local demographics at existing store locations may adversely affect revenue and profitability levels at those stores. The termination or expiration of leases at existing store locations may adversely affect us if the renewal terms of those leases are unacceptable to us and we are forced to close or relocate stores. If we determine to close or relocate a store subject to a lease, we may remain obligated under the applicable lease for the balance of the lease term. In addition to potentially incurring costs related to lease obligations, we may also incur employee-related severance or other facility closure costs for stores that are closed or relocated.

Table of Contents`
Omnichannel growth in our business is complex and if we are unable to successfully maintain a relevant omnichannel experience for our customers, our sales and results of operations could be adversely impacted.

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

We expect to continue to make strategic acquisitions and enter into strategic relationships as an element of our growth strategy. Acquisitions, joint ventures and other strategic relationships involve certain risks that could cause our growth and profitability to differ from our expectations. The success of these acquisitions and relationships depends on a number of factors, including but not limited to:

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
•the performance of our strategic partners;
•significant transaction or integration costs that may not be offset by the synergies or other benefits achieved in the near term or at all;
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

Table of Contents`
If we experience difficulties implementing various information systems, our ability to conduct our business could be negatively impacted.

We are dependent on information systems to facilitate the day-to-day operations of the business and to produce timely, accurate and reliable information on financial and operational results. We are in the process of implementing and updating various information systems. These implementations will require significant investment of human and financial resources, and we may experience significant delays, increased costs and other difficulties with these projects. Any significant disruption or deficiency in the design and implementation of these information systems could adversely affect our ability to process orders, ship products, send invoices and track payments, fulfill contractual obligations or otherwise operate our business. While we have invested meaningful resources in planning, project management and training, additional and significant implementation issues may arise as we integrate onto these new information systems that may disrupt our operations and negatively impact our business, financial condition, results of operations, cash flows and internal controls structure.

If we are unable to maintain adequate supply chain capacity and improve supply chain efficiency, we will not be able to expand our business, which could adversely affect our business, financial condition, results of operations and cash flows.

Our store inventories are primarily replenished by shipments from our network of distribution centers, warehouses and hub stores. As we expand our market presence, we will need to increase efficiency and maintain adequate capacity of our supply chain network in order to achieve the business goal of reducing inventory costs while improving availability and movement of goods throughout our supply chain to meet consumer product needs and channel preferences. We continue to streamline and optimize our supply chain network and systems. If our investments in our supply chain do not provide the anticipated benefits, we could experience sub-optimal inventory levels, inventory availability or increases in our costs, which could adversely affect our business, financial condition, results of operations and cash flows.

We are dependent on our suppliers to supply us with products that comply with safety and quality standards at competitive prices.

We are dependent on our vendors continuing to supply us with quality products on payment terms that are favorable to us. If our merchandise offerings do not meet our customers’ expectations regarding safety, innovation and quality, we could experience lost sales, increased costs and exposure to legal and reputational risk. Our suppliers are subject to applicable product safety laws, and we are dependent on them to ensure that the products we buy comply with all safety and quality standards. We have also established standards for product safety and quality and workplace standards that we require all our suppliers to meet. We do not condone human trafficking, forced labor, child labor, harassment or abuse of any kind, and we expect our suppliers to operate within these same principles. Our ability to find qualified suppliers who can supply products in a timely and efficient manner that meet our standards can be challenging. Events that give rise to actual, potential or perceived product safety concerns could expose us to government enforcement action and private litigation and result in costly product recalls and other liabilities. Suppliers may also fail to invest adequately in design, production or distribution facilities, may reduce their customer incentives, advertising and promotional activities or change their pricing policies. To the extent our suppliers are subject to additional government regulation of their product design and/or manufacturing processes, the cost of the merchandise we purchase may rise. In addition, negative customer perceptions regarding the safety or quality of the products we sell could cause our customers to seek alternative sources for their needs, resulting in lost sales. In those circumstances, it may be difficult and costly for us to regain the confidence of our customers.

Our reliance on suppliers, including freight carriers and other third parties in our global supply chain, subjects us to various risks and uncertainties which could adversely affect our financial results.

We source the products we sell from a wide variety of domestic and international suppliers, and place significant reliance upon various third parties to transport, store and distribute those products to our distribution centers, stores and customers. Our financial results depend on us securing acceptable terms with our suppliers for, among other things, the price of merchandise we purchase from them, funding for various forms of promotional programs, payment terms and provisions covering returns and factory warranties. To varying degrees, our suppliers may be able to leverage their competitive advantages - for example, their financial strength, the strength of their brand with customers, their own stores or online channels or their relationships with other retailers - to our commercial disadvantage. Generally, our ability to negotiate favorable terms with our suppliers is more difficult with suppliers for whom our purchases represent a smaller proportion of their total revenues, consequently impacting our profitability from such vendor relationships. If we encounter any of these issues with our suppliers, our business, financial condition, results of operations and cash flows could be adversely impacted.

Table of Contents`
In addition, our suppliers, including those within our global supply chain, are impacted by global conditions that in turn may impact our ability to source merchandise at competitive prices or timely supply product at levels adequate to meet consumer demand. For example, the recent surges in consumer demand, shortages of raw materials and disruptions to the global supply chain resulting from lack of carrier capacity, labor shortages, port congestion and/or closures, amongst other factors, have negatively impacted costs and inventory availability and may continue to have a negative impact on future results and profitability. As suppliers increase prices charged to us for products, including transportation and distribution, as a result of these or other factors, it may negatively impact our results. If we experience transitions or changeover with any of our significant vendors, or if they experience financial difficulties or otherwise are unable to deliver merchandise to us on a timely basis, or at all, we could have product shortages in our stores that could adversely affect customers’ perceptions of us and cause us to lose customers and sales.

We depend on the services of many qualified executives and other team members, whom we may not be able to attract, develop and retain.

Our success, to a significant extent, depends on the continued engagement, services and experience of our executives and other team members. We may not be able to retain our current executives and other key team members or attract and retain additional qualified executives and team members who may be needed in the future. Our ability to attract, develop and retain an adequate number of qualified team members depends on factors such as employee morale, our reputation, competition from other employers, availability of qualified personnel, our ability to offer competitive compensation and benefit packages and our ability to maintain a safe working environment. For example, during 2021 and 2022, we experienced unusually low availability of workers, which we believe was primarily attributable to COVID-19-pandemic-related factors, and in turn has created increased competition in labor markets. Disruptions and heightened competition may increase our costs, impact our ability to serve customers and otherwise affect our business operations. We also believe our future success will depend in part upon our ability to attract and retain highly skilled personnel for whom the market is highly competitive, particularly for individuals with certain types of technical skills. Failure to recruit or retain qualified employees may impair our efficiency and effectiveness and our ability to pursue growth opportunities. Additionally, turnover in executive or other key positions can disrupt progress in implementing business strategies, result in a loss of institutional knowledge, cause other team members to take on substantially more responsibility which results in greater workload demands and diverting attention away from key areas of the business, or otherwise negatively impact our growth prospects or future operating results. In February 2023, our President and Chief Executive Officer informed our Board of his intention to retire from his position at the end of the year. Leadership transitions can be inherently difficult to manage, and uncertainty regarding future leadership at our organization or inadequate transition of our Chief Executive Officer may increase the risk of turnover in executive or other key positions, negatively impact our ability to recruit and retain talent, cause disruption to our business or hinder our planning, execution and future performance.

We operate in a competitive labor market and there is a risk that market increases in compensation could have an adverse effect on our profitability. Market or government regulated increases to employee hourly wage rates, along with our ability to implement corresponding adjustments within our labor model and wage rates, could have a significant impact to the profitability of our business. In addition, approximately 2% of our team members are represented by unions. If these team members were to engage in a strike, work stoppage, or other slowdown, or if the terms and conditions in labor agreements were renegotiated, we could experience a disruption in our operations and higher ongoing labor costs. If we fail or are unable to maintain competitive compensation, our customer service and execution levels could suffer by reason of a declining quality of our workforce, which could adversely affect our business, financial condition, results of operations and cash flows.

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

Table of Contents`
We are subject to numerous federal, state and local laws and governmental regulations relating to, among other things, environmental protection, product quality and safety standards, building and zoning requirements, labor and employment, discrimination, anti-bribery/anti-corruption, data privacy and income taxes. Compliance with existing and future laws and regulations could increase the cost of doing business and adversely affect our results of operations. If we fail to comply with existing or future laws or regulations, we may be subject to governmental or judicial fines or sanctions while incurring substantial legal fees and costs as well as reputational risk. In addition, our capital and operating expenses could increase due to remediation measures that may be required if we are found to be noncompliant with any existing or future laws or regulations.

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

Despite our efforts, our security measures may be breached in the future due to a cyber attack, computer malware viruses, exploitation of hardware and software vulnerabilities, team member error, malfeasance, fraudulent inducement (including so-called “social engineering” attacks and “phishing” scams) or other acts. While we have experienced threats to our data and systems, including phishing attacks, to date we are not aware that we have experienced a material cyber-security breach that has in any manner hindered our operational capabilities or resulted in a known data breach. Unauthorized parties may in the future obtain access to our data or the data of our customers, suppliers or team members or may otherwise cause damage to or interfere with our equipment, our data and/or our network including our supply chain. While we maintain insurance coverage that may, subject to policy terms and conditions, cover certain aspects of cyber risks, such insurance coverage may be insufficient to cover losses in any particular situation. Any breach, damage to or interference with our equipment or our network, or unauthorized access in the future could result in significant operational difficulties including legal and financial exposure and damage to our reputation that could potentially have an adverse effect on our business. While we also seek to obtain assurances that others we interact with will protect confidential information, there is always the risk that the confidentiality or accessibility of data held or utilized by others may be compromised. If a compromise of our data security or function of our computer systems or website were to occur, it could have a material adverse effect on our operating results and financial condition and possibly subject us to additional legal, regulatory and operating costs and damage our reputation in the marketplace.

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

Table of Contents`

Terrorist attacks, warfare, geopolitical unrest, or uncertainty or insurrection involving any oil producing country could result in an abrupt increase in the price of crude oil, gasoline and diesel fuel. Such price increases would increase the cost of doing business for us and our suppliers, and also negatively impact our customers’ disposable income, causing an adverse impact on our business, sales, profit margins and results of operations.

We rely extensively on our computer systems and the systems of our business partners to manage inventory, process transactions and report results. These systems are subject to damage or interruption due to various reasons such as power outages, telecommunication failures, computer viruses, security breaches, malicious cyber attacks and catastrophic events or occasional system breakdowns related to ordinary use or wear and tear. If our computer systems or those of our business partners fail, we may experience loss of critical data and interruptions or delays in our ability to process transactions and manage inventory. Any significant business interruptions may make it difficult or impossible to continue operations, and any disaster recovery or crisis management plans we may employ may not suffice in any particular situation to avoid a significant adverse impact to our business, financial condition and our results of operations.

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

Table of Contents`
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

If we are unable to compete successfully against other companies in the automotive aftermarket industry, we may lose customers and market share and our revenues may decline.

The sale of automotive parts, accessories and maintenance items is highly competitive and influenced by a number of factors, including name recognition, location, price, quality, product availability and customer service. We compete in both the professional and DIY categories of the automotive aftermarket industry, primarily with: (i) national and regional chains of automotive parts stores, (ii) internet-based retailers, (iii) discount stores and mass merchandisers that carry automotive products, (iv) wholesalers or jobbers stores, including those associated with national parts distributors or associations, (v) independently owned stores and (vi) automobile dealers that supply parts. These competitors and the level of competition vary by market. Some of our competitors may possess advantages over us in certain markets we share, including with respect to the level of marketing activities, number of stores, store locations, store layouts, operating histories, name recognition, established customer bases, vendor relationships, prices and product warranties. Internet-based retailers may possess cost advantages over us due to lower overhead costs, time and travel savings and ability to price competitively. In order to compete favorably, we may need to increase delivery speeds and incur higher shipping costs or lower prices, which would adversely impact our financial results. Consolidation among our competitors could enhance their market share and financial position, provide them with the ability to achieve better purchasing terms and allow them to provide more competitive prices to customers for whom we compete.

In addition, our reputation is critical to our continued success. Customers are increasingly shopping, reading reviews and comparing products and prices online. If we fail to maintain high standards for, or receive negative publicity (whether through social media or traditional media channels) relating to, product safety and quality, as well as our integrity and reputation, we could lose customers to our competition. The products we sell are brands of our vendors and our owned brands. If the perceived quality or value of the brands we sell declines in the perception of our customers, our results of operations could be negatively affected.

Competition may require us to reduce our prices below our normal selling prices or increase our promotional spending, which could lower our revenue and profitability. Competitive disadvantages may also prevent us from introducing new product lines, require us to discontinue current product offerings, or change some of our current operating strategies. If we do not have the resources, expertise and consistent execution, or otherwise fail to develop successful strategies, to address these potential competitive disadvantages, we may lose customers and market share, our revenues and profit margins may decline and we may be less profitable or potentially unprofitable.

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

Deterioration of general macroeconomic conditions, including unemployment, inflation or deflation, consumer debt levels, and/or high fuel and energy costs, could have a negative impact on our business, financial condition, results of operations and cash flows due to impacts on our suppliers, customers and operating results.

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

Table of Contents`
In addition, the trend towards consolidation among automotive parts suppliers as well as the off-shoring of manufacturing capacity to foreign countries may disrupt or end our relationship with certain suppliers, and could lead to less competition and result in higher prices. We could also be negatively impacted by suppliers who might experience bankruptcies, work stoppages, labor strikes, changes in foreign or domestic trade policies, changes in tariff rates or other interruptions to or difficulties in the manufacture or supply of the products we purchase from them.

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

The stock market and the price of our common stock may be subject to wide fluctuations based upon general economic and market conditions. Downturns in the stock market may cause the price of our common stock to decline. The market price of our stock may also be affected by our ability to meet analysts’ expectations. Failure to meet such expectations, even slightly, could have an adverse effect on the price of our common stock. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against such a company. Such litigation could result in substantial costs and a diversion of our attention and resources, which could have an adverse effect on our business. For example, in February 2018, following a significant decline in the price of our common stock, a putative class action was commenced against us. The settlement agreement received final approval by the court in June 2022 and was fully paid by our insurance carriers (see “Note 13. Contingencies” of this Annual Report on Form 10-K).

The amount and frequency of our share repurchases and dividend payments may fluctuate.

The amount, timing and execution of our share repurchase program may fluctuate based on our priorities for the use of cash for other purposes such as operational spending, capital spending, acquisitions or repayment of debt. Changes in operational results, cash flows, tax laws and our share price could also impact our share repurchase program and other capital activities. For example, in August 2022, Congress enacted the Inflation Reduction Act of 2022, which instituted, among other things, a 1% excise tax on certain corporate share repurchases beginning on January 1, 2023. Additionally, decisions to return capital to stockholders, including through our repurchase program or the issuance of dividends on our common stock, remain subject to determination of our Board of Directors that any such activity is in the best interests of our stockholders and is in compliance with all applicable laws and contractual obligations.

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

The indentures governing our senior unsecured notes and credit agreement governing our credit facilities contain financial and other restrictive covenants. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debt, including such notes.

Table of Contents`

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The following table summarizes the location, ownership status and total square footage of space utilized for distribution centers, principal corporate offices and retail stores and branches as of December 31, 2022:

		Square Footage (in thousands)
	Location	Leased	Owned
Distribution centers	50 locations in 31 U.S. states and four Canadian provinces	7,951	4,648
Principal corporate offices:
Raleigh, NC	Raleigh, NC	245	—
Roanoke, VA	Roanoke, VA	265	—
Stores and branches	4,915 stores and branches in 48 U.S. states and two U.S. territories and 171 stores and branches in nine Canadian provinces	36,302	6,289

Item 3. Legal Proceedings.

Refer to discussion in Note 13. Contingencies, of the Notes to the Consolidated Financial Statements included herein for information relating to legal proceedings.

Item 4. Mine Safety Disclosures.

Not applicable.

Table of Contents`
PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed on the New York Stock Exchange under the symbol “AAP.”

As of February 24, 2023, there were 375 holders of record of our common stock, which does not include the number of beneficial owners whose shares were represented by security position listings.

The following table sets forth information with respect to repurchases of our common stock for the fourth quarter ended December 31, 2022:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value that May Yet Be Purchased Under the Programs (in thousands) (2)
October 9, 2022 to November 5, 2022	441,926	$169.71	441,762	$947,339
November 6, 2022 to December 3, 2022	5,741	$151.79	—	$947,339
December 4, 2022 to December 31, 2022	2	$140.90	—	$947,339
Total	447,669	$169.54	441,762

(1)The aggregate cost of repurchasing shares in connection with the net settlement of shares issued as a result of the vesting of restricted stock units was $0.9 million, or an average price of $151.78 per share, during the twelve weeks ended December 31, 2022.
(2)On February 8, 2022, our Board of Directors authorized an additional $1 billion to the existing share repurchase program. This authorization is incremental to the $1.7 billion that was previously authorized by our Board of Directors.

Table of Contents`
Stock Price Performance

The following graph shows a comparison of the cumulative total return on our common stock, the Standard & Poor’s (“S&P”) 500 Index and the S&P’s Retail Index. The graph assumes that the value of an investment in our common stock and in each such index was $100 on December 30, 2017, and that any dividends have been reinvested. The comparison in the graph below is based solely on historical data and is not intended to forecast the possible future performance of our common stock.

COMPARISON OF CUMULATIVE TOTAL RETURN AMONG
ADVANCE AUTO PARTS, INC., S&P 500 INDEX
AND S&P RETAIL INDEX

$275.00
$250.00
$225.00
$200.00
$175.00
$150.00
$125.00
$100.00
$75.00
12/30/17
12/29/18
12/28/19
01/02/21
01/01/22
12/31/22
Advance Auto Parts
S&P 500 Index
S&P Retail Index

Company/Index	December 30, 2017	December 29, 2018	December 28, 2019	January 2, 2021	January 1, 2022	December 31, 2022
Advance Auto Parts	$100.00	$151.06	$154.32	$155.68	$243.72	$159.22
S&P 500 Index	$100.00	$94.80	$126.06	$148.85	$191.58	$156.88
S&P Retail Index	$100.00	$112.04	$144.71	$210.44	$251.08	$165.00

Table of Contents`
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated historical financial statements and the notes to those statements that appear elsewhere in this report. Our discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the section titled “Part 1. Item 1A. Risk Factors” elsewhere in this report. The discussion of our financial condition and changes in our results of operations, liquidity and capital resources for the fiscal year ended January 1, 2022 (“2021”) compared with the fiscal year ended January 2, 2021 (“2020”) has been omitted from this Form 10-K, but are included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for 2021, filed with the Securities and Exchange Commission (“SEC”) on February 15, 2022. Amounts are presented in thousands, except per share data, unless otherwise stated.

Management Overview

Net sales increased 1.4% during the fifty-two weeks ended December 31, 2022 (“2022”) compared with 2021, driven by improvements in strategic pricing and growth in both new store openings and sales to professional customers, partially offset by declines in DIY customer sales and units sold. Category growth was led by batteries, fluids and chemicals and motor oil.

We generated Diluted earnings per share (“Diluted EPS”) of $8.27 during 2022 compared with $9.55 in 2021. When adjusted for the following non-operational items, our Adjusted diluted earnings per share (“Adjusted EPS”) in 2022 was $13.04 compared with $12.02 in 2021:

	Year Ended
	December 31, 2022	January 1, 2022
Last-in, first-out (“LIFO”) impacts	$3.85	$1.42
Transformation expenses	$0.49	$0.73
General Parts International, Inc. (“GPI”) amortization of acquired intangible assets	$0.34	$0.32
Other adjustments	$0.09	$—

Refer to “Reconciliation of Non-GAAP Financial Measures” for a definition and reconciliation of Adjusted EPS and other non-GAAP measures to the most directly comparable financial measures calculated and presented in accordance with U.S. GAAP.

A high-level summary of our financial results and other highlights from 2022 includes:

•Net sales during 2022 were $11.2 billion, an increase of 1.4% compared with 2021, driven by improvements in strategic pricing and growth in both new stores openings and sales to our professional customers, partially offset by declines in DIY customer sales and units sold.
•Gross profit margin for 2022 was 44.5% of Net sales, a decrease of 33 basis points compared with 2021. This decrease was primarily due to inflationary product costs, including the impact of LIFO related expenses, and unfavorable channel mix, primarily offset by improvements in strategic pricing and product mix.
•Operating income for 2022 was $714.2 million, a decrease of $124.6 million from 2021. As a percentage of Net sales, operating income was 6.4%, a decrease of 122 basis points compared with 2021. The increase in Selling, general and administrative (“SG&A”) costs was primarily driven by increases in labor-related inflation and transportation and fuel costs, partially offset by decreases in incentive compensation and COVID-19 related expenses.
•Cash flow from operations was $722.2 million during 2022, a decrease of 35.1% compared with 2021, primarily due to a decrease in Net income, as well as a decrease related to working capital primarily driven by an increase in cash used by Accrued Expenses and Inventories, partially offset by an increase in cash provided by Receivables, net.

Refer to “Results of Operations” and “Liquidity and Capital Resources” for further details on our results.

Table of Contents`
Business and Risk Update

We continue to make progress on the various elements of our strategic business plan, which is focused on improving the customer experience and driving consistent execution for both professional and DIY customers. To achieve these improvements, we have undertaken planned strategic initiatives to help build a foundation for long-term success across the organization, which include:

•Continued refinement of a demand-based assortment, leveraging purchase and search history from our common catalog, versus our existing push-down supply approach.
•Advancement towards optimizing our footprint by market to drive share, repurpose our in-market store and asset base and streamline our distribution network.
•Continued evolution of our marketing campaigns, which focus on our customers and how we serve them every day with care and speed and innovate to meet their needs, inclusive of the iconic DieHard® brand.
•Progress in the implementation of a more efficient end-to-end supply chain to deliver our broad assortment of inventory.
•Actively pursuing new store openings in 2023, including through lease acquisition opportunities as available and appropriate, in existing markets and new markets.
•Continued negotiations with vendors on strategic sourcing and pricing to help mitigate inflationary pressures.

Industry Update

Operating within the automotive aftermarket industry, we are influenced by a number of general macroeconomic factors, many of which are similar to those affecting the overall retail industry. In addition to the “Business and Risk Update” section included within Management’s Discussion and Analysis of Financial Condition and Results of Operations, these factors include, but are not limited to:

•Inflationary pressures, including product costs, logistics and labor
•Global supply chain disruptions
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

Table of Contents`
Results of Operations

The following table sets forth certain of our operating data expressed as a percentage of net sales for the periods indicated.

	Year Ended						2022 vs. 2021 $ Change	Basis Points	2021 vs. 2020 $ Change	Basis Points
(in millions)	December 31, 2022		January 1, 2022		January 2, 2021
Net sales	$11,154.7	100.0%	$10,998.0	100.0%	$10,106.3	100.0%	$156.7	—	$891.7	—
Cost of sales	6,192.6	55.5	6,069.2	55.2	5,624.7	55.7	123.4	33	444.5	(47)
Gross profit	4,962.1	44.5	4,928.7	44.8	4,481.6	44.3	33.3	(33)	447.2	47
SG&A	4,247.9	38.1	4,090.0	37.2	3,731.7	36.9	157.9	89	358.3	26
Operating income	714.2	6.4	838.7	7.6	749.9	7.4	(124.6)	(122)	88.9	21
Interest expense	(51.1)	(0.5)	(37.8)	(0.3)	(46.9)	(0.5)	(13.3)	(11)	9.1	12
Loss on debt extinguishment	(7.4)	(0.1)	—	—	(48.0)	(0.5)	(7.4)	(7)	48.0	48
Other (expense) income, net	(7.0)	(0.1)	5.0	0.0	(4.0)	0.0	(12.0)	(11)	9.0	8
Provision for income taxes	(146.8)	(1.3)	(189.8)	(1.7)	(158.0)	(1.6)	43.0	41	(31.8)	(16)
Net income	$501.9	4.5%	$616.1	5.6%	$493.0	4.9%	$(114.3)	(110)	$123.2	72
Note 1: Table amounts may not foot due to rounding.
Note 2: Fiscal years 2022 and 2021 included 52 weeks. Fiscal year 2020 included 53 weeks.

Net Sales

Net sales for 2022 were $11.2 billion, an increase of $156.7 million, or 1.4%, compared with 2021, and was primarily driven by an improvement in strategic pricing and growth in both new store openings and professional sales, partially offset by declines in DIY customer sales and units sold. Comparable store sales increased 0.3% led primarily by the professional business. Category growth was led by batteries, fluids and chemicals and motor oil.

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

Gross Profit

Gross profit in 2022 was $5.0 billion, or 44.5% of Net sales, compared with $4.9 billion, or 44.8% of Net sales, in 2021, a decrease of 33 basis points. Gross profit as a percentage of Net sales was negatively impacted by inflationary product costs, including an increase in LIFO related expenses, of $189.5 million and unfavorable channel mix, primarily offset by improvements in strategic pricing and product mix.

Selling, General and Administrative Expenses

SG&A for 2022 was $4.2 billion, or 38.1% of Net sales, compared with $4.1 billion, or 37.2% of Net sales, for 2021, an increase of 89 basis points. This increase as a percentage of Net sales was primarily driven by increases in labor-related inflation and transportation and fuel costs partially offset by decreases in incentive compensation and COVID-19 related expenses.

Interest Expense

Interest expense for 2022 was $51.1 million, an increase of $13.3 million compared with 2021. This increase was primarily due to incremental borrowings on our unsecured revolving credit facility, partially offset by a 100-basis-point rate differential between our issued versus retired senior unsecured notes in 2022. Refer to Note 6. Long-term Debt and Fair Value of Financial Instruments of the Notes to the Consolidated Financial Statements included herein for further details.

Table of Contents`

Loss on Early Redemptions of Senior Unsecured Notes

During the fifty-two weeks ended December 31, 2022, we incurred charges related to a make-whole provision and debt issuance costs of $7.0 million and $0.4 million related to the early redemption of our 4.50% senior unsecured notes due December 1, 2023 ("2023 Notes"). Refer to Note 6. Long-term Debt and Fair Value of Financial Instruments of the Notes to the Consolidated Financial Statements included herein for further details.

Provision for Income Taxes

Our Provision for income taxes for 2022 was $146.8 million compared with $189.8 million for 2021, a decrease of $43.0 million primarily due to a decrease in taxable income. Our effective tax rate was 22.6% for 2022 and 23.6% for 2021. In 2022, the rate decreased compared with prior year primarily due to a tax benefit resulting from the expiration of statute of limitations for certain tax years in multiple states as well as enhanced utilization of tax credits in the current year.

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

GPI Amortization of Acquired Intangible Assets — As part of our acquisition of GPI, we obtained various intangible assets, including customer relationships, non-compete contracts and favorable lease agreements, which are subject to amortization through 2025.

Table of Contents`
We have included a reconciliation of this information to the most comparable GAAP measures in the following table:

	Year Ended
	December 31, 2022	January 1, 2022
Net income (GAAP)	$501,872	$616,108
Cost of sales adjustments:
LIFO impacts	311,766	122,303
Transformation expenses:
Other significant costs	2,572	2,608
SG&A adjustments:
GPI amortization of acquired intangible assets	27,407	27,587
Transformation expenses:
Restructuring costs	4,657	27,307
Third-party professional services	27,074	24,099
Other significant costs	5,351	8,796
Other income adjustment (1)	7,408	—
Provision for income taxes on adjustments (2)	(96,559)	(53,175)
Adjusted net income (Non-GAAP)	$791,548	$775,633

Diluted earnings per share (GAAP)	$8.27	$9.55
Adjustments, net of tax	4.77	2.47
Adjusted diluted earnings per share (Non-GAAP)	$13.04	$12.02

(1)During 2022, we incurred charges relating to a make-whole provision and debt issuance cost of $7.0 million and $0.4 million resulting from the early redemption of our 2023 Notes.
(2)The income tax impact of non-GAAP adjustments is calculated using the estimated tax rate in effect for the respective non-GAAP adjustments.

Liquidity and Capital Resources

Overview

Our primary cash requirements necessary to maintain our current operations include payroll and benefits, inventory purchases, contractual obligations, capital expenditures, payment of income taxes, funding of initiatives under our strategic business plan and other operational priorities, including payment of interest on our long-term debt. Historically, we have also used available funds to repay borrowings under our credit facility, to periodically repurchase shares of our common stock under our share repurchase program, to pay our quarterly cash dividend and for acquisitions; however, depending on the priorities of our business and in consideration of ongoing uncertainties related to general global macroeconomic conditions, our future uses of cash may differ, including with respect to the weight we place on the preservation of cash and liquidity, degree of investment in our business and other capital allocation factors. Given macroeconomic uncertainties and our planned focus on improved working capital, we expect to temporarily pause share repurchases in 2023.

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

Table of Contents`
Share Repurchases

In August of 2019, our Board of Directors approved a share repurchase program. Under the program, we may periodically repurchase shares of our common stock at market prices through open market purchases effected through a broker dealer and in privately negotiated transactions. The Board of Directors may increase or otherwise modify, renew, suspend or terminate the share repurchase program without prior notice. On February 8, 2022, our Board of Directors authorized an additional $1.0 billion toward our share repurchase program. Previously, in April 2021 and November 2019, our Board of Directors authorized $1.0 billion and $700.0 million for our share repurchase program.

During 2022, we repurchased 3.0 million shares of our common stock at an aggregate cost of $598.2 million, or an average price of $201.88 per share, in connection with our share repurchase program. During 2021, we repurchased 4.6 million shares of our common stock at an aggregate cost of $886.7 million, or an average price of $192.92 per share, under our share repurchase program.

We had $947.3 million remaining under our share repurchase program as of December 31, 2022. Refer to “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for further details on our share repurchase program.

Capital Expenditures

Our primary capital requirements have been the funding of our investments in information technology and supply chain, e-commerce and maintenance of existing stores and branches. We lease approximately 84% of our stores and branches.

Our capital expenditures were $424.1 million in 2022, an increase of $134.4 million from 2021, and were primarily related to investments in new store openings, inclusive of leasehold improvements, as well as investments in information technology and supply chain.

Our future capital requirements will depend in large part on the timing or number of the investments we make in information technology and supply chain network initiatives and existing stores and new store development (leased and owned locations) within a given year. In 2023, we anticipate that our capital expenditures related to such investments will range from $300 million to $350 million but may vary with business conditions.

Analysis of Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities:

	Year Ended
	December 31, 2022	January 1, 2022	January 2, 2021
Cash flows provided by operating activities	$722,222	$1,112,262	$969,688
Cash flows used in investing activities	(424,448)	(287,314)	(266,897)
Cash flows used in financing activities	(620,704)	(1,064,112)	(285,997)
Effect of exchange rate changes on cash	(9,216)	5,600	(467)
Net (decrease) increase in cash and cash equivalents	$(332,146)	$(233,564)	$416,327

Table of Contents`

Operating Activities

In 2022, Net cash provided by operating activities decreased $390.0 million to $722.2 million. The net decrease in cash flows provided by operating activities compared with the prior year was primarily driven by lower Net income, higher incentive compensation expense payout and a decrease in overall working capital. The decrease in working capital was primarily driven by an increase in cash used by Accrued expenses and Inventories, partially offset by an increase in cash provided by Receivables, net. Refer to “Results of Operations” for further details on our results.

Investing Activities

In 2022, Net cash used in investing activities increased $137.1 million to $424.4 million compared with 2021. Cash used in investing activities for 2022 consisted primarily of purchases of property and equipment attributable to investments in new store openings, including leasehold improvements, as well as information technology and supply chain.

Financing Activities

In 2022, Net cash used in financing activities decreased by $443.4 million to $620.7 million compared with 2021. The net decrease in cash used in financing activities was attributable to net proceeds of $348.6 million received from the issuance of the 2032 Notes, a decrease in share repurchases of our common stock of $287.7 million and proceeds from net borrowings under our unsecured revolving credit facility of $185.0 million during the fifty-two weeks ended December 31, 2022. The decrease was partially offset by a net payment of $201.1 million for the early redemption of our 2023 Notes and an increase in dividends paid of $175.3 million during 2022 compared with 2021.

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

For additional information on transactions entered into relating to long-term debt during the fifty-two weeks ended December 31, 2022, refer to Note 6. Long-term Debt and Fair Value of Financial Instruments of the Notes to the Consolidated Financial Statements included herein.

As of February 28, 2023, we had a credit rating from S&P of BBB- and from Moody’s Investor Service of Baa2. The current outlooks by S&P and Moody’s are both stable. The current pricing grid used to determine our borrowing rate under our revolving credit facility is based on our credit ratings. If these credit ratings decline, our interest rate on outstanding balances may increase and our access to additional financing on favorable terms may be limited. In addition, it could reduce the attractiveness of certain vendor payment programs whereby third-party institutions finance arrangements to our vendors based on our credit rating, which could result in increased working capital requirements. Conversely, if these credit ratings improve, our interest rate may decrease.

With respect to all senior unsecured notes for which Advance Auto Parts, Inc. (“Issuer”) is an issuer or provides a full and unconditional guarantee, Advance Stores, a wholly-owned subsidiary of the Issuer, serves as the guarantor (“Guarantor Subsidiary”). The subsidiary guarantees related to our senior unsecured notes are full and unconditional and joint and several, and there are no restrictions on the ability of the Issuer to obtain funds from its Guarantor Subsidiary. Our captive insurance subsidiary, an insignificant wholly-owned subsidiary of the Issuer, does not serve as guarantor of our senior unsecured notes.

Table of Contents`

Contractual and Off Balance Sheet Obligations

We enter into operating leases for certain store locations, distribution centers, office spaces, equipment and vehicles. Our property leases generally contain renewal and escalation clauses and other concessions. These provisions are considered in our calculation of our minimum lease payments that are recognized as expense on a straight-line basis over the applicable lease term. Any lease payments that are based upon an existing index or rate are included in our minimum lease payment calculations. As of December 31, 2022, our operating lease obligations were $2.69 billion. As of December 31, 2022, our long-term debt, consisting of senior unsecured notes with varying maturities through 2032, was $1.20 billion and our credit revolver outstanding balance was $185.0 million. Future interest payable related to long-term debt was $293.3 million as of December 31, 2022. As part of our normal operations, we enter into purchase commitments primarily for the purchase of goods or services that are enforceable, legally binding and specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. As of December 31, 2022, our purchase commitments were $121.0 million.

On February 27, 2023, we entered into Amendment No. 1 (the “Amendment”) to the Credit Agreement, dated November 9, 2021, with Advance Auto Parts, Inc., as Borrower, Advance Stores Company, Incorporated, as a Guarantor, the lenders party thereto, and Bank of America, N.A., as administrative agent (the “2021 Credit Agreement”). The Amendment extends the maturity date of the 2021 Credit Agreement by one year from November 9, 2026, to November 9, 2027. The Amendment also replaces an adjusted LIBOR benchmark rate with a Term Secured Overnight Financing Rate (“Term SOFR”) benchmark rate, as adjusted by an increase of ten basis points, plus the applicable margin under 2021 Credit Agreement. The Amendment made no other material changes to the terms of the 2021 Credit Agreement. The foregoing description of the Amendment does not purport to be complete and is qualified in its entirety by the full text of the Amendment, which is attached hereto as Exhibit 10.29 and is incorporated by reference herein. Subsequent to December 31, 2022 and through the date of this filing, we had additional net borrowings on our revolving credit facility of $469 million.

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

Vendor promotional allowances provided as a reimbursement of specific, incremental and identifiable costs incurred to promote a vendor’s products are included as an offset to SG&A when the cost is incurred if the fair value of that benefit can be reasonably estimated. Certain of our vendor agreements contain purchase volume incentives that provide for increased funding when graduated purchase volumes are met. Amounts accrued throughout the year could be impacted if actual purchase volumes differ from projected annual purchase volumes. Periodic assessments of the accruals are performed to determine the appropriateness of the estimate and are adjusted accordingly.

Amounts received or receivable from vendors that are not yet earned are reflected initially as a reduction to inventory, which subsequently is recorded to Cost of sales. Our estimate of the portion of deferred revenue that will be realized within one year of the balance sheet date is included in Other current liabilities. Earned amounts that are receivable from vendors are included in Receivables, net, except for that portion expected to be received after one year, which is included in Other assets, net. We regularly review the receivables from vendors to ensure they are able to meet their obligations. Historically, the change in our reserve for receivables related to vendor funding has not been significant.

Table of Contents`

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

While we do not expect the amounts ultimately paid to differ significantly from our estimates, our self-insurance reserves and corresponding Cost of sales and SG&A could be affected if future claim experience differs significantly from historical trends and actuarial assumptions. A 10% change in our self-insurance liabilities at December 31, 2022 would result in a change in expense of approximately $14.5 million for 2022.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risks.

We are subject to interest rate risk to the extent we borrow against our revolving credit facility as it is based, at our option, on adjusted Term SOFR, plus a margin, or an alternate base rate, plus a margin. As of December 31, 2022, we had $185.0 million borrowings outstanding under our revolving credit facility. As of January 1, 2022, we had no borrowings outstanding under our revolving credit facility.

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

We are exposed to foreign currency exchange rate fluctuations for the portion of our inventory purchases denominated in foreign currencies. We believe that the price volatility relating to foreign currency exchange rates is partially mitigated by our ability to adjust selling prices. During 2022 and 2021, foreign currency transactions did not materially impact Net income.

Item 8. Financial Statements and Supplementary Data.

This information is included in “Item 15. Exhibits, Financial Statement Schedules” of this annual report and is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Table of Contents`
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

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of December 31, 2022. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13(a) - 15(f) under the Exchange Act. Our internal control over financial reporting is a process designed under the supervision of our principal executive officer and principal financial officer, and effected by our Board of Directors, management and other personnel, to provide “reasonable assurance” regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with GAAP. Our internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide “reasonable assurance” regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

As of December 31, 2022, management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has determined that our internal control over financial reporting as of December 31, 2022 is effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of Registered Public Accounting Firm

Our internal control over financial reporting as of December 31, 2022 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, who also audited our consolidated financial statements for the year ended December 31, 2022, as stated in their report included herein, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2022.

Item 9B. Other Information.

None.

Table of Contents`
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

Table of Contents`
PART III

Item 10. Directors, Executive Officers and Corporate Governance.

For a discussion of our directors, executive officers and corporate governance, see the information set forth in the sections and subsections entitled “Proposal No. 1 - Election of Directors,” “Corporate Governance,” “Additional Information Regarding Executive Compensation - Information Concerning our Executive Officers,” “Audit Committee Report,” and “Additional Information Regarding Executive Compensation - Delinquent Section 16(a) Reports,” “Code of Ethics and Business Conduct” and “Code of Ethics for Finance Professionals” in our proxy statement for the 2023 annual meeting of stockholders to be filed with the SEC within 120 days after the close of our fiscal year ended December 31, 2022 (the “2023 Proxy Statement”), which is incorporated herein by reference.

Item 11. Executive Compensation.

See the information set forth in the sections entitled “Compensation Committee Report,” “Compensation Discussion and Analysis,” “Compensation Program Risk Assessment,” “Additional Information Regarding Executive Compensation” and “Director Compensation” in the 2023 Proxy Statement, which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

See the information set forth in the subsections entitled “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in the 2023 Proxy Statement, which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

See the information set forth in the subsections entitled “Corporate Governance - Related Party Transactions” and “Board Independence and Structure” in the 2023 Proxy Statement, which is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

See the information set forth in the subsection entitled “2022 and 2021 Audit Fees” in the 2023 Proxy Statement, which is incorporated herein by reference.

Table of Contents`
PART IV

Item 15.     Exhibits, Financial Statement Schedules.

(1) Financial Statements
Audited Consolidated Financial Statements of Advance Auto Parts, Inc. and Subsidiaries for the years ended December 31, 2022, January 1, 2022 and January 2, 2021:
Reports of Independent Registered Public Accounting Firm (PCAOB ID No. 34)	31
Consolidated Balance Sheets	34
Consolidated Statements of Operations	35
Consolidated Statements of Comprehensive Income	35
Consolidated Statements of Changes in Stockholders' Equity	36
Consolidated Statements of Cash Flows	37
Notes to the Consolidated Financial Statements	38

(2) Financial Statement Schedule
Schedule II - Valuation and Qualifying Accounts	58

(3) Exhibits
Exhibit Index	59

Table of Contents`
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Advance Auto Parts, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Advance Auto Parts, Inc. and subsidiaries (the "Company") as of December 31, 2022 and January 1, 2022, the related consolidated statements of operations, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and January 1, 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Vendor Incentives — Refer to Note 2 to the Consolidated Financial Statements

Critical Audit Matter Description

The Company receives incentives in the form of reductions in amounts owed to and/or payments due from vendors related to volume rebates and other promotions. Volume rebates and vendor promotional allowances are earned based on inventory purchases and initially recorded as a reduction to inventory, except for allowances provided as reimbursement of specific, incremental and identifiable costs incurred to promote a vendor’s products that are offset in selling, general and administrative expenses. The deferred amounts are recorded as a reduction in cost of sales as the inventory is sold. Total deferred vendor incentives included as a reduction of inventories were $77.5 million as of December 31, 2022.

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

Table of Contents`

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

•We selected a sample of vendor incentives from the income recognized as a reduction to cost of sales during the year and from incentive income that was deferred at year-end, and recalculated, using the terms of the vendor agreement, both the amount recorded as deferred vendor incentives as a reduction in inventories and the amount recognized in earnings as a reduction in cost of sales.

•We selected a sample of vendors from the Company’s inventory purchases made during the year and confirmed directly with the vendor that the agreement obtained from the Company and used in the determination of recording vendor incentives as a reduction in cost of sales was the most recent for the applicable period between the parties.

•We tested the amount of the income by developing an expectation based on the historical amounts recorded as a percentage of total cost of sales and compared our expectation to the amount recorded.

/s/Deloitte & Touche LLP

Charlotte, North Carolina
February 28, 2023

We have served as the Company’s auditor since 2002.

Table of Contents`

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Advance Auto Parts, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Advance Auto Parts, Inc. and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2022, of the Company and our report dated February 28, 2023, expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

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

/s/Deloitte & Touche LLP

Charlotte, North Carolina
February 28, 2023

Table of Contents`
Advance Auto Parts, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except per share data)

	December 31, 2022	January 1, 2022
Assets
Current assets:
Cash and cash equivalents	$269,282	$601,428
Receivables, net	698,613	782,785
Inventories, net	4,915,262	4,659,018
Other current assets	163,695	232,245
Total current assets	6,046,852	6,275,476
Property and equipment, net of accumulated depreciation of $2,590,382 and $2,403,567	1,690,139	1,528,311
Operating lease right-of-use assets	2,607,690	2,671,810
Goodwill	990,471	993,744
Other intangible assets, net	620,901	651,217
Other assets	62,429	73,651
Total assets	$12,018,482	$12,194,209

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,123,462	$3,922,007
Accrued expenses	634,447	777,051
Current portion of long-term debt	185,000	—
Other current liabilities	427,480	481,249
Total current liabilities	5,370,389	5,180,307
Long-term debt	1,188,283	1,034,320
Non-current operating lease liabilities	2,278,318	2,337,651
Deferred income taxes	415,997	410,606
Other long-term liabilities	87,214	103,034
Total liabilities	9,340,201	9,065,918

Commitments and contingencies

Stockholders’ equity:
Preferred stock, nonvoting, $0.0001 par value, 10,000 shares authorized; no shares issued or outstanding	—	—
Common stock, voting, $0.0001 par value, 200,000 shares authorized; 76,989 shares issued and 59,264 outstanding at December 31, 2022 76,663 shares issued and 62,009 outstanding at January 1, 2022	8	8
Additional paid-in capital	897,560	845,407
Treasury stock, at cost, 17,724 and 14,654 shares	(2,918,768)	(2,300,288)
Accumulated other comprehensive loss	(45,143)	(22,627)
Retained earnings	4,744,624	4,605,791
Total stockholders’ equity	2,678,281	3,128,291
Total liabilities and stockholders’ equity	$12,018,482	$12,194,209

The accompanying notes to the consolidated financial statements are an integral part of these statements.

Table of Contents`
Advance Auto Parts, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share data)

	Year Ended
	December 31, 2022	January 1, 2022	January 2, 2021
Net sales	$11,154,722	$10,997,989	$10,106,321
Cost of sales	6,192,622	6,069,241	5,624,707
Gross profit	4,962,100	4,928,748	4,481,614
Selling, general and administrative expenses	4,247,949	4,090,031	3,731,707
Operating income	714,151	838,717	749,907
Other, net:
Interest expense	(51,060)	(37,791)	(46,886)
Loss on early redemptions of senior unsecured notes	(7,408)	—	(48,022)
Other (expense) income, net	(6,996)	4,999	(3,984)
Total other, net	(65,464)	(32,792)	(98,892)
Income before provision for income taxes	648,687	805,925	651,015
Provision for income taxes	(146,815)	(189,817)	(157,994)
Net income	$501,872	$616,108	$493,021

Basic earnings per common share	$8.32	$9.62	$7.17
Weighted average common shares outstanding	60,351	64,028	68,748

Diluted earnings per common share	$8.27	$9.55	$7.14
Weighted average common shares outstanding	60,717	64,509	69,003

Fiscal years 2022 and 2021 included 52 weeks. Fiscal year 2020 included 53 weeks.

Consolidated Statements of Comprehensive Income
(in thousands)

	Year Ended
	December 31, 2022	January 1, 2022	January 2, 2021
Net income	$501,872	$616,108	$493,021
Other comprehensive income:
Changes in net unrecognized other postretirement benefit costs, net of tax of $66, $93 and $54	(186)	(264)	(152)
Currency translation adjustments	(22,330)	4,396	7,962
Total other comprehensive income	(22,516)	4,132	7,810
Comprehensive income	$479,356	$620,240	$500,831

Fiscal years 2022 and 2021 included 52 weeks. Fiscal year 2020 included 53 weeks.

The accompanying notes to the consolidated financial statements are an integral part of these statements.

Table of Contents`

Advance Auto Parts, Inc. and Subsidiaries Consolidated Statements of Changes in Stockholders’ Equity (in thousands, except per share data)

	Common Stock		Additional Paid-in Capital	Treasury Stock, at cost	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance, December 28, 2019	69,232	$8	$735,183	$(924,389)	$(34,569)	$3,772,848	$3,549,081
Net income	—	—	—	—	—	493,021	493,021
Total other comprehensive income	—	—	—	—	7,810	—	7,810
Restricted stock units and deferred stock units vested	234	—	—	—	—	—	—
Share-based compensation	—	—	45,271	—	—	—	45,271
Stock issued under employee stock purchase plan	20	—	3,270	—	—	—	3,270
Repurchases of common stock	(3,125)	—	—	(469,691)	—	—	(469,691)
Cash dividends declared ($1.00 per common share)	—	—	—	—	—	(69,235)	(69,235)
Other	—	—	(15)	—	—	—	(15)
Balance, January 2, 2021	66,361	8	783,709	(1,394,080)	(26,759)	4,196,634	3,559,512
Net income	—	—	—	—	—	616,108	616,108
Total other comprehensive income	—	—	—	—	4,132	—	4,132
Restricted stock units and deferred stock units vested	331	—	—	—	—	—	—
Share-based compensation	—	—	63,067	—	—	—	63,067
Stock issued under employee stock purchase plan	23	—	3,074	—	—	—	3,074
Repurchases of common stock	(4,710)	—	—	(906,208)	—	—	(906,208)
Cash dividends declared ($3.25 per common share)	—	—	—	—	—	(206,951)	(206,951)
Other	4	—	(4,443)	—	—	—	(4,443)
Balance, January 1, 2022	62,009	8	845,407	(2,300,288)	(22,627)	4,605,791	3,128,291
Net income	—	—	—	—	—	501,872	501,872
Total other comprehensive loss	—	—	—	—	(22,516)	—	(22,516)
Issuance of shares upon the exercise of stock options	3	—	535	—	—	—	535
Restricted stock units and deferred stock units vested	297	—	—	—	—	—	—
Share-based compensation	—	—	50,978	—	—	—	50,978
Stock issued under employee stock purchase plan	25	—	4,140	—	—	—	4,140
Repurchases of common stock	(3,070)	—	—	(618,480)	—	—	(618,480)
Cash dividends declared ($6.00 per common share)	—	—	—	—	—	(363,039)	(363,039)
Other	—	—	(3,500)	—	—	—	(3,500)
Balance, December 31, 2022	59,264	$8	$897,560	$(2,918,768)	$(45,143)	$4,744,624	$2,678,281

The accompanying notes to the consolidated financial statements are an integral part of these statements.

Table of Contents`

Advance Auto Parts, Inc. and Subsidiaries Consolidated Statements of Cash Flows (in thousands)

	Year Ended
	December 31, 2022	January 1, 2022	January 2, 2021
Cash flows from operating activities:
Net income	$501,872	$616,108	$493,021
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	283,800	259,933	250,081
Share-based compensation	50,978	63,067	45,271
Loss and impairment of long-lived assets	3,581	8,949	4,727
Loss on early redemption of senior unsecured notes	7,408	—	48,022
Provision for deferred income taxes	6,338	68,202	8,136
Other, net	2,587	(7,985)	1,467
Net change in:
Receivables, net	81,254	(32,652)	(59,014)
Inventories	(272,253)	(120,272)	(101,449)
Accounts payable	212,568	281,064	216,488
Accrued expenses	(165,643)	109,983	78,507
Other assets and liabilities, net	9,732	(134,135)	(15,569)
Net cash provided by operating activities	722,222	1,112,262	969,688
Cash flows from investing activities:
Purchases of property and equipment	(424,061)	(289,639)	(267,576)
Purchase of intangible asset	(1,900)	—	(230)
Proceeds from sales of property and equipment	1,513	2,325	909
Net cash used in investing activities	(424,448)	(287,314)	(266,897)
Cash flows from financing activities:
Payments on senior unsecured notes	(201,081)	—	(602,568)
Borrowings under credit facilities	2,035,000	—	500,000
Payments on credit facilities	(1,850,000)	—	(500,000)
Proceeds from issuance of senior unsecured notes, net	348,618	—	847,092
Dividends paid	(336,230)	(160,925)	(56,347)
Repurchases of common stock	(618,480)	(906,208)	(469,691)
Other, net	1,469	3,021	(4,483)
Net cash used in financing activities	(620,704)	(1,064,112)	(285,997)
Effect of exchange rate changes on cash	(9,216)	5,600	(467)
Net (decrease) increase in cash and cash equivalents	(332,146)	(233,564)	416,327
Cash and cash equivalents, beginning of period	601,428	834,992	418,665
Cash and cash equivalents, end of period	$269,282	$601,428	$834,992

Supplemental cash flow information:
Interest paid	$46,159	$36,372	$34,011
Income tax payments	$94,605	$177,317	$146,073
Non-cash transactions:
Accrued purchases of property and equipment	$8,927	$14,369	$4,963

The accompanying notes to the consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
(Amounts presented in thousands, except per share data, unless otherwise stated)

1.Nature of Operations and Basis of Presentation:

Description of Business

Advance Auto Parts, Inc. and subsidiaries is a leading automotive aftermarket parts provider in North America, serving both professional installers (“professional”) and “do-it-yourself” (“DIY”) customers. The accompanying consolidated financial statements have been prepared by us and include the accounts of Advance Auto Parts, Inc., its wholly-owned subsidiaries, Advance Stores Company, Incorporated (“Advance Stores”) and Neuse River Insurance Company, Inc., and their subsidiaries (collectively referred to as “Advance,” “we,” “us” or “our”).

As of December 31, 2022, we operated a total of 4,770 stores and 316 branches primarily within the United States, with additional locations in Canada, Puerto Rico and the U.S. Virgin Islands. In addition, as of December 31, 2022, we served 1,311 independently owned Carquest branded stores across the same geographic locations served by our stores and branches in addition to Mexico and various Caribbean islands. Our stores operate primarily under the trade names “Advance Auto Parts” and “Carquest,” and our branches operate under the “Worldpac” trade names.

Accounting Period

Our fiscal year ends on the Saturday closest to December 31st. All references herein for the years “2022,” “2021” and “2020” represent the fiscal years ended December 31, 2022 and January 1, 2022, which consisted of fifty-two weeks, and fiscal year ended January 2, 2021, which consisted of fifty-three weeks.

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

2.    Significant Accounting Policies:

Cash and Cash Equivalents

Cash and cash equivalents consist of cash in banks and highly-liquid instruments with original maturities of three months or less. Additionally, credit card and debit card receivables from banks, which generally settle in less than four business days, are included in cash equivalents.

Inventory

Our inventory consists primarily of parts, batteries, accessories and other products used on vehicles that have reasonably long shelf lives and is stated at the lower of cost or market. The cost of our merchandise inventory is primarily determined using the last-in, first-out (“LIFO”) method. Under the LIFO method, our cost of sales reflects the costs of the most recently purchased inventories, while the inventory carrying balance represents the costs relating to prices paid in 2022 and prior years. We regularly review inventory quantities on-hand, consider whether we may have excess inventory based on our current approach for managing slower moving inventory and adjust the carrying value as necessary.

Vendor Incentives

We receive incentives in the form of reductions to amounts owed to and/or payments from vendors related to volume rebates and other promotional considerations. Many of these incentives are under long-term agreements in excess of one year, while others are negotiated on an annual or more frequent basis. Advertising allowances provided as a reimbursement of specific, incremental and identifiable costs incurred to promote a vendor’s products are included as an offset to Selling, general and administrative expenses (“SG&A”) when the cost is incurred. Volume rebates and allowances that do not meet the requirements for offsetting in SG&A are recorded as a reduction to inventory as they are earned based on inventory purchases. Total deferred vendor incentives recorded as a reduction of Inventories were $77.5 million and $82.4 million as of December 31, 2022 and January 1, 2022.

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

Goodwill and Other Indefinite-Lived Intangible Assets

We perform our evaluation for the impairment of goodwill and other indefinite-lived intangible assets for our reporting units annually as of the first day of the fourth quarter, or when indications of potential impairment exist. These indicators would include a significant change in operating performance, the business climate, legal factors, competition, or a planned sale or disposition of a significant portion of the business, among other factors. Our evaluation of goodwill and other indefinite-lived intangibles may be a Step-0 analysis, which consists of a qualitative assessment, or a Step-1 analysis, which includes a quantitative assessment. In a Step-0 analysis, we assess qualitative factors such as current company performance and overall economic factors to determine if it is more-likely-than-not that the goodwill might be impaired and whether it is necessary to perform a quantitative goodwill impairment test. In the quantitative goodwill impairment test, we compare the carrying value of a reporting unit to its fair value. In performing a Step-1 analysis, we have historically used an income approach which requires many assumptions including forecast, discount rate, long-term growth rate, among other items. We have also utilized the market approach which derives metrics from comparable publicly-traded companies. We have generally engaged a third-party valuation firm to assist in the fair value assessment of goodwill. If the fair value of the reporting unit is lower than its carrying amount, goodwill is written down for the amount by which the carrying amount exceeds the reporting unit's fair value.

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

We have four operating segments, defined as “Advance Auto Parts/Carquest U.S.,” “Carquest Canada,” “Worldpac” and “Independents.” As each operating segment represents a reporting unit, goodwill is assigned to each reporting unit.

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

Self-Insurance

We are self-insured for general and automobile liability, workers’ compensation and health care claims of our team members, while maintaining stop-loss coverage with third-party insurers to limit our total liability exposure. Expenses associated with these liabilities are calculated for (i) claims filed, (ii) claims incurred but not yet reported and (iii) projected future claims using actuarial methods followed in the insurance industry as well as our historical claims experience. We include the current and long-term portions of self-insurance reserves in Accrued expenses and Other long-term liabilities in the accompanying Consolidated Balance Sheets.

Leases

We lease certain store locations, distribution centers, office spaces, equipment and vehicles. We recognize lease expense on a straight-line basis over the initial term of the lease unless external economic factors exist such that renewals are reasonably certain. In those instances, the renewal period would be included in the lease term to determine the period in which to recognize the lease expense. Most leases require us to pay non-lease components, such as taxes, maintenance, insurance and other certain costs applicable to the leased asset. For leases related to our store locations, distribution centers, office spaces and vehicles, we account for lease and non-lease components as a single amount.

Fair Value Measurements

A three-level valuation hierarchy, based upon observable and unobservable inputs, is used for fair value measurements. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions based on the best evidence available. These two types of inputs create the following fair value hierarchy: Level 1 - Quoted prices for identical instruments in active markets; Level 2 - Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations whose significant inputs are observable; and Level 3 - Instruments whose significant inputs are unobservable. Financial instruments are transferred in and/or out of Level 1, 2 or 3 at the beginning of the accounting period in which there is a change in valuation inputs.

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

Revenues

Accounting Standards Codification 606, Revenue From Contracts With Customers (Topic 606) (“ASC 606”) defines a performance obligation as a promise in a contract to transfer a distinct good or service to the customer and is considered the unit of account. The majority of our contracts have one single performance obligation as the promise to transfer the individual goods is not separately identifiable from other promises in the contracts and is, therefore, not distinct. Discounts and incentives are treated as separate performance obligations. We allocate the contract’s transaction price to each of these performance obligations separately using explicitly stated amounts or our best estimate using historical data.

In accordance with ASC 606, revenue is recognized at the time the sale is made at which time our walk-in customers take immediate possession of the merchandise or same-day delivery is made to our professional delivery customers, which include certain independently owned store locations. Payment terms are established for our professional delivery customers based on pre-established credit requirements. Payment terms vary depending on the customer and generally range from one to 30 days. Based on the nature of receivables, no significant financing components exist. For e-commerce sales, revenue is recognized either at the time of pick-up at one of our store locations or at the time of shipment depending on the customer's order designation. Sales are recorded net of discounts, sales incentives and rebates, sales taxes, and estimated returns and allowances. We estimate the reduction to Net sales and Cost of sales for returns based on current sales levels and our historical return experience.

We provide assurance-type warranty coverage primarily on batteries, brakes and struts whereby we are required to provide replacement product at no cost or a reduced cost for a set period of time. We estimate our warranty obligation at the time of sale based on the historical return experience, sales level and cost of the respective product sold. To the extent vendors provide upfront allowances in lieu of accepting the obligation for warranty claims and the allowance is in excess of the related warranty expense, the excess is recorded as a reduction to cost of sales.

Some of our products include a core component, which represents a recyclable piece of the auto part. If a customer purchases an auto part that includes a core component, the customer is charged for the core unless a used core is returned at the time of sale. Customers that return a core subsequent to the sale date will be refunded.

The following table summarizes financial information for each of our product groups:

	Year Ended
	December 31, 2022	January 1, 2022	January 2, 2021
Percentage of Sales, by Product Group
Parts and Batteries	66%	67%	66%
Accessories and Chemicals	20	20	21
Engine Maintenance	13	12	12
Other	1	1	1
Total	100%	100%	100%

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

Cost of Sales

Cost of sales includes actual product cost, warranty costs, vendor incentives, cash discounts on payments to vendors, costs associated with operating our distribution network, including payroll and benefits costs, occupancy costs and depreciation, in-bound freight-related costs from our vendors, impairment of inventory resulting from store closures and inventory-related reserves and costs associated with moving merchandise inventories from our distribution centers to stores, branch locations and customers.

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

Advertising Costs

We expense advertising costs as incurred. Advertising expense, net of qualifying vendor promotional funds, was $164.0 million, $178.0 million and $132.3 million in 2022, 2021 and 2020.

Foreign Currency Translation

The assets and liabilities of our foreign operations are translated into U.S. dollars at current exchange rates. Revenues, expenses, and cash flows are translated at average exchange rates for the year. Resulting translation adjustments are reflected as a separate component in the Consolidated Statements of Comprehensive Income. Foreign currency transactions, which are included in Other (expense) income, net, was a loss of $4.4 million in 2022, income of $1.7 million in 2021 and a loss of $6.9 million in 2020.

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

We recognize tax benefits and/or tax liabilities for uncertain income tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more-likely-than-not that the position will be sustained in an audit, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts as we must determine the probability of various possible outcomes.

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

Earnings per Share

Basic earnings per share of common stock has been computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by including the effect of dilutive securities. Diluted earnings per share of common stock reflects the weighted average number of shares of common stock outstanding, outstanding deferred stock units and the impact of outstanding stock awards (collectively “share-based awards”) if the conversion of these awards are dilutive. Share-based awards containing performance conditions are included in the dilution impact as those conditions are met.

Segment Information

Operating segments are defined as components of an enterprise for which discrete financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”) for purposes of allocating resources and evaluating financial performance. Our CODM, the Chief Executive Officer, reviews financial information presented on a consolidated basis, accompanied by information about our four operating segments, for the purpose of allocating resources and evaluating financial performance.

We have one reportable segment as the four operating segments are aggregated primarily due to the economic and operational similarities of each operating segment as the stores and branches have similar characteristics, including the nature of the products and services offered, customer base and the methods used to distribute products and provide services to its customers.

Recently Issued Accounting Pronouncements - Not Yet Adopted

Reference Rate Reform

In March 2021, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848 (“ASU 2022-06”), which defers when companies will be required to find an alternative rate to LIBOR to December 31, 2024. ASU 2022-06 applies to all entities subject to meeting certain criteria that have contracts, hedging relationships or other transactions that include the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. We have modified current agreements to reference an alternative rate other than LIBOR, and do not believe it will have a material impact on our consolidated financial statements.

Supplier Finance Programs

In September 2022, the FASB issued ASU 2022-04, Liabilities—Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations (“ASU 2022-04”), which requires a company to disclose sufficient qualitative and quantitative information about any supplier finance program in which it participates as a buyer. In each annual reporting period, the company should disclose the key terms of the program, including a rollforward of those obligations outstanding at the beginning of the period. ASU 2022-04 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the requirement on rollforward information, which is effective for fiscal years beginning after December 15, 2023. We are currently evaluating the impact of adopting ASU 2022-04 on our consolidated financial statements and related disclosures, and do not believe it will have a material impact on our consolidated financial statements.

Recently Issued Accounting Pronouncements - Adopted

Credit Losses

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
Income Taxes

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which simplifies the accounting for income taxes. ASU 2019-12 was effective for fiscal years, and interim periods within those years, beginning after December 15, 2020. The adoption of this new standard did not have a material impact on our consolidated financial condition, results of operations or cash flows."

3.Inventories:

We used the LIFO method of accounting for approximately 92.2% of Inventories at December 31, 2022 and 89.8% of Inventories at January 1, 2022. As a result of changes in the LIFO reserve, we recorded an increase to Cost of sales of $311.8 million and $122.3 million in 2022 and 2021 and a decrease to Cost of sales of $13.8 million in 2020.

Purchasing and warehousing costs included in Inventories as of December 31, 2022 and January 1, 2022 were $637.1 million and $515.3 million.

Inventory balances were as follows:

	December 31, 2022	January 1, 2022
Inventories at first-in, first-out (“FIFO”)	$5,193,911	$4,625,900
Adjustments to state inventories at LIFO	(278,649)	33,118
Inventories at LIFO	$4,915,262	$4,659,018

4.Goodwill and Other Intangible Assets, Net:

Goodwill

At December 31, 2022 and January 1, 2022, the carrying amount of Goodwill in the accompanying Consolidated Balance Sheets was $990.5 million and $993.7 million. The change in Goodwill during 2022 and 2021 was $3.3 million and $0.2 million, and related to foreign currency translation.

Other Intangible Assets, Net

Amortization expense was $31.0 million, $31.1 million and $31.6 million for 2022, 2021 and 2020. A summary of the composition of the gross carrying amounts and accumulated amortization of acquired other intangible assets are presented in the following table:

	December 31, 2022			January 1, 2022
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Customer relationships	$349,428	$(267,806)	$81,622	$351,136	$(239,302)	$111,834
Non-compete and other	40,157	(38,051)	2,106	38,257	(37,844)	413
	389,585	(305,857)	83,728	389,393	(277,146)	112,247
Indefinite-lived intangible assets:
Brands, trademark and trade names	537,173	—	537,173	538,970	—	538,970
Total intangible assets	$926,758	$(305,857)	$620,901	$928,363	$(277,146)	$651,217

Future Amortization Expense

The expected amortization expense for the next five years and thereafter for acquired intangible assets recorded as of December 31, 2022 was as follows:

Year	Amount
2023	$28,357
2024	28,097
2025	26,602
2026	380
2027	292
Thereafter	—
$83,728

5.     Receivables, net:

Receivables, net, consisted of the following:

	December 31, 2022	January 1, 2022
Trade	$576,548	$506,725
Vendor	126,640	201,933
Other	10,638	84,289
Total receivables	713,826	792,947
Less: allowance for credit losses	(15,213)	(10,162)
Receivables, net	$698,613	$782,785

6.Long-term Debt and Fair Value of Financial Instruments:

Long-term debt consisted of the following:

	December 31, 2022	January 1, 2022
4.50% Senior Unsecured Notes (net of unamortized discount and debt issuance costs of $453 at January 1, 2022) due December 1, 2023	$—	$193,220
1.75% Senior Unsecured Notes (net of unamortized discount and debt issuance costs of $3,053 and $3,618 at December 31, 2022 and January 1, 2022) due October 1, 2027	346,947	346,382
3.90% Senior Unsecured Notes (net of unamortized discount and debt issuance costs of $4,438 and $5,022 at December 31, 2022 and January 1, 2022) due April 15, 2030	495,562	494,718
3.50% Senior Unsecured Notes (net of unamortized discount and debt issuance costs of $4,226 at December 31, 2022 ) due March 15, 2032	345,774	—
Revolver credit facility (interest rate of 7.5% as of December 31, 2022)	185,000	—
	1,373,283	1,034,320
Less: Current portion of long-term debt	(185,000)	—
Long-term debt, excluding the current portion	$1,188,283	$1,034,320

Fair value of long-term debt	$1,021,396	$1,092,000

Fair Value of Financial Assets and Liabilities

The fair value of our senior unsecured notes was determined using Level 2 inputs based on quoted market prices. The carrying amounts of our Cash and cash equivalents, Receivables, net, Accounts payable and Accrued expenses approximate their fair values due to the relatively short-term nature of these instruments.

Bank Debt

On November 9, 2021, we entered into a credit agreement that provides a $1.2 billion unsecured revolving credit facility (the “2021 Credit Agreement”) with Advance Auto Parts, Inc., as Borrower, Advance Stores, as a Guarantor, the lenders party thereto, and Bank of America, N.A., as the Administrative Agent, and replaced the previous credit agreement. The revolver under the 2021 Credit Agreement replaced the revolver under the previous credit agreement. The revolver under the 2021 Credit Agreement provides for the issuance of letters of credit with a sublimit of $200.0 million. We may request that the total revolving commitment be increased by an amount not exceeding $500.0 million during the term of the 2021 Credit Agreement.

As of December 31, 2022, we had $185.0 million outstanding borrowings under the 2021 Credit Agreement and borrowing availability was $1.0 billion. Under the 2021 Credit Agreement, we had no letters of credit outstanding as of December 31, 2022. As of January 1, 2022, we had no outstanding borrowings under the 2021 Credit Agreement and borrowing availability was $1.2 billion. Under the 2021 Credit Agreement, we had no letters of credit outstanding as of January 1, 2022.

Interest on any borrowings on the 2021 Credit Agreement is based, at our option, on an adjusted LIBOR, plus a margin, or an alternate base rate, plus a margin. After an initial interest period, we may elect to convert a particular borrowing to a different type. The initial margins per annum for the revolving loan are 1.00% for the adjusted LIBOR and 0.00% for alternate base rate borrowings. A facility fee of 0.125% per annum is charged on the total revolving facility commitment, payable quarterly in arrears. Under the terms of the 2021 Credit Agreement, the interest rate spread and facility fee are based on our credit rating. The interest rate spread ranges from 0.795% to 1.30% for adjusted LIBOR borrowings and 0.00% to 0.30% for alternate base rate borrowings. The facility fee ranges from 0.08% to 0.20%.

On February 27, 2023, we entered into Amendment No. 1 (the “Amendment”) to the 2021 Credit Agreement. The Amendment extends the maturity date of the 2021 Credit Agreement by one year from November 9, 2026, to November 9, 2027. The Amendment also replaces an adjusted LIBOR benchmark rate with a term secured overnight financing rate benchmark rate, as adjusted by an increase of ten basis points, plus the applicable margin under 2021 Credit Agreement. The Amendment made no other material changes to the terms of the 2021 Credit Agreement. Subsequent to December 31, 2022 and through the date of this filing, we had additional net borrowings on our revolving credit facility of $469 million.

The 2021 Credit Agreement contains customary covenants restricting the ability of: (a) Advance Auto Parts, Inc. and its subsidiaries to, among other things, (i) create, incur or assume additional debt (only with respect to subsidiaries of Advance Auto Parts, Inc.), (ii) incur liens, (iii) guarantee obligations, and (iv) change the nature of their business; (b) Advance Auto Parts, Inc., Advance Stores and their subsidiaries to, among other things (i) enter into certain hedging arrangements, (ii) enter into restrictive agreements limiting their ability to incur liens on any of their property or assets, pay distributions, repay loans, or guarantee indebtedness of their subsidiaries; and (c) Advance Auto Parts, Inc., among other things, to change its holding company status. Advance is also required to comply with financial covenants with respect to a maximum leverage ratio and a minimum coverage ratio. The 2021 Credit Agreement also provides for customary events of default, including non-payment defaults, covenant defaults and cross-defaults of Advance’s other material indebtedness. We were in compliance with our financial covenants with respect to the 2021 Credit Agreement as of December 31, 2022.

As of December 31, 2022 and January 1, 2022, we had $90.2 million and $92.0 million of bilateral letters of credit issued separately from the 2021 Credit Agreement, none of which were drawn upon. These bilateral letters of credit generally have a term of one year or less and primarily serve as collateral for our self-insurance policies.

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

On September 29, 2020, we issued $350.0 million aggregate principal amount of senior unsecured notes (the “2027 Notes”). The 2027 Notes were issued at 99.67% of the principal amount, and are due October 1, 2027 and bear interest at 1.75% per year, payable semi-annually in arrears on April 1 and October 1 of each year. In connection with the 2027 Notes offering, we incurred $2.9 million of debt issuance costs.

On March 4, 2022, we issued $350.0 million aggregate principal amount of senior unsecured notes. The 2032 Notes were issued at 99.61% of the principal amount and are due on March 15, 2032. The 2032 Notes bear interest, payable semi-annually in arrears on March 15 and September 15, at a rate of 3.50% per year. In connection with the 2032 Notes offering, we incurred $3.2 million of debt issuance costs.

Our 2023 Notes, 2027 Notes, 2030 Notes and 2032 Notes are collectively referred to herein as our “senior unsecured notes” or the “Notes.” The terms of the 2023 Notes, 2027 Notes and 2032 notes are governed by an indenture dated as of April 29, 2010 (as amended, supplemented, waived or otherwise modified, the “2010 Indenture”) among Advance Auto Parts, Inc., the subsidiary guarantors from time to time party thereto and Wells Fargo Bank, National Association, as Trustee. The terms of the 2030 Notes are governed by an indenture dated as of April 16, 2020 (as amended, supplemented, waived or otherwise modified, the “2020 Indenture” and together with the 2010 Indenture, the “Indentures”) among Advance Auto Parts, Inc., the subsidiary guarantors from time to time party thereto and Wells Fargo Bank, National Association, as Trustee.

We may redeem some or all of the senior unsecured notes at any time or from time to time, at the redemption prices described in the Indentures. In addition, in the event of a Change of Control Triggering Event (as defined in the Indentures), we will be required to offer to repurchase the Notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest to the repurchase date. Currently, the Notes are fully and unconditionally guaranteed, jointly and severally, on an unsubordinated and unsecured basis by guarantor and subsidiary guarantees, as defined by the Indenture.

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

Future Payments

As of December 31, 2022, the aggregate future annual maturities of long-term debt instruments were as follows:

Year	Amount
2023	$—
2024	—
2025	—
2026	—
2027	350,000
Thereafter	850,000
$1,200,000

Debt Guarantees

We are a guarantor of loans made by banks to various independently owned Carquest-branded stores that are customers of ours totaling $96.9 million as of December 31, 2022. These loans are collateralized by security agreements on merchandise inventory and other assets of the borrowers. The approximate value of the inventory collateralized by these agreements was $174.6 million as of December 31, 2022. We believe that the likelihood of performance under these guarantees is remote.

7.    Property and Equipment:

Property and equipment consisted of the following:

	Useful Lives	December 31, 2022	January 1, 2022
Land and land improvements (1)	10 years	$471,349	$471,101
Buildings	30 - 40 years	535,884	528,558
Building and leasehold improvements	3 - 15 years	722,006	602,515
Furniture, fixtures and equipment	3 - 20 years	2,398,818	2,196,099
Vehicles	3 years	14,549	14,593
Construction in progress		137,915	119,012
		4,280,521	3,931,878
Less: Accumulated depreciation		(2,590,382)	(2,403,567)
Property and equipment, net		$1,690,139	$1,528,311
(1) Land is deemed to have an indefinite life.

Depreciation expense relating to Property and equipment was $252.8 million, $228.8 million and $218.5 million for 2022, 2021 and 2020. We capitalized $41.5 million, $63.2 million and $58.4 million incurred for the development of internal use computer software during 2022, 2021 and 2020. These costs were classified in the Construction in progress category, but once placed into service is removed from Construction in progress and classified within the Furniture, fixtures and equipment category and is depreciated on the straight-line method over three to ten years.

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

Operating lease liabilities consisted of the following:

	December 31, 2022	January 1, 2022
Total operating lease liabilities	$2,692,861	$2,802,772
Less: Current portion of operating lease liabilities	(414,543)	(465,121)
Non-current operating lease liabilities	$2,278,318	$2,337,651

The current portion of operating lease liabilities was included in Other current liabilities in the accompanying Consolidated Balance Sheets.

Total lease cost was included in Cost of sales and SG&A in the accompanying Consolidated Statements of Operations and is recorded net of immaterial sublease income. Total lease cost comprised the following:

	Year Ended
	December 31, 2022	January 1, 2022
Operating lease cost	$563,959	$538,323
Variable lease cost	171,621	148,130
Total lease cost	$735,580	$686,453

The future maturity of lease liabilities are as follows:

Year	Amount
2023	$501,276
2024	523,097
2025	491,055
2026	381,295
2027	312,518
Thereafter	840,306
Total lease payments	3,049,547
Less: Imputed interest	(356,686)
Total operating lease liabilities	$2,692,861

Operating lease liabilities included $45.2 million related to options to extend lease terms that are reasonably certain of being exercised and excluded $98.6 million of legally binding lease obligations for leases signed, but not yet commenced.

The weighted average remaining lease term and weighted average discount rate for our operating leases were 6.9 years and 3.4% as of December 31, 2022. We calculated the weighted average discount rates using incremental borrowing rates, which equal the rates of interest that we would pay to borrow funds on a fully collateralized basis over a similar term.

Other information relating to our lease liabilities were as follows:

	Year Ended
	December 31, 2022	January 1, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$624,484	$514,053
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$432,497	$726,326

Other Commitments

We have entered into certain arrangements which require the future purchase of goods or services. Our obligations primarily consist of payments for the purchase of hardware, software and maintenance. As of December 31, 2022, future payments of these arrangements were $121.0 million and were not accrued in our Consolidated Balance Sheet.

9.    Accrued Expenses:

Accrued expenses consisted of the following:

	December 31, 2022	January 1, 2022
Payroll and related benefits	$155,441	$207,984
Taxes payable	106,712	111,380
Self-insurance reserves	72,337	53,424
Inventory related accruals	43,025	113,439
Accrued rebates	42,415	35,611
Accrued professional services/legal	22,317	18,448
Capital expenditures	8,927	14,369
Other	183,273	222,396
Total accrued expenses	$634,447	$777,051

10.    Share Repurchase Program:

In February 2022, our Board of Directors authorized an additional $1.0 billion toward the existing share repurchase program. Previously in April 2021 and November 2019, our Board of Directors authorized $1.0 billion and $700.0 million for our share repurchase program. Our share repurchase program permits the repurchase of our common stock on the open market and in privately negotiated transactions from time to time. The Board of Directors may increase or otherwise modify, renew, suspend or terminate the share repurchase program without prior notice.

During 2022, we repurchased 3.0 million shares of our common stock at an aggregate cost of $598.2 million, or an average price of $201.88 per share, in connection with our share repurchase program. We had $947.3 million remaining under our share repurchase program as of December 31, 2022. During 2021, we repurchased 4.6 million shares of our common stock at an aggregate cost of $886.7 million or an average price of $192.92 per share, under our share repurchase program.

11.    Earnings per Share:

The computations of basic and diluted earnings per share were as follows:

	Year Ended
	December 31, 2022	January 1, 2022	January 2, 2021
Numerator
Net income applicable to common shares	$501,872	$616,108	$493,021
Denominator
Basic weighted average common shares	60,351	64,028	68,748
Dilutive impact of share-based awards	366	481	255
Diluted weighted average common shares (1)	60,717	64,509	69,003

Basic earnings per common share	$8.32	$9.62	$7.17
Diluted earnings per common share	$8.27	$9.55	$7.14

(1)For 2022, 2021 and 2020, restricted stock units (“RSUs”) excluded from the diluted calculation as their inclusion would have been anti-dilutive were 115 thousand, 9 thousand and 119 thousand.

12.    Income Taxes:

Provision for Income Taxes

Provision for income taxes consisted of the following:

	Current	Deferred	Total
2022
Federal	$95,784	$4,046	$99,830
State	17,531	3,919	21,450
Foreign	27,162	(1,627)	25,535
	$140,477	$6,338	$146,815
2021
Federal	$78,814	$55,467	$134,281
State	21,420	11,747	33,167
Foreign	21,381	988	22,369
	$121,615	$68,202	$189,817
2020
Federal	$112,096	$7,718	$119,814
State	23,779	1,066	24,845
Foreign	13,983	(648)	13,335
	$149,858	$8,136	$157,994

The provision for income taxes differed from the amount computed by applying the federal statutory income tax rate due to:

	Year Ended
	December 31, 2022	January 1, 2022	January 2, 2021
Income before provision for income taxes at statutory U.S. federal income tax rate (21% for 2022, 2021 and 2020)	$136,224	$169,244	$136,713
State income taxes, net of federal income tax benefit	16,946	26,177	18,610
Other, net	(6,355)	(5,604)	2,671
Provision for income taxes	$146,815	$189,817	$157,994

Deferred Income Tax Assets (Liabilities)

Temporary differences that give rise to significant deferred income tax assets (liabilities) were as follows:

	December 31, 2022	January 1, 2022
Deferred income tax assets:
Accrued expenses not currently deductible for tax	$19,589	$38,133
Share-based compensation	12,642	12,431
Accrued medical and workers compensation	13,666	9,408
Net operating loss carryforwards	3,577	3,828
Operating lease liabilities	678,432	690,405
Other, net	9,291	6,986
Total deferred income tax assets before valuation allowances	737,197	761,191
Less: Valuation allowance	(5,036)	(3,015)
Total deferred income tax assets	732,161	758,176
Deferred income tax liabilities:
Property and equipment	(130,899)	(132,592)
Inventories	(226,499)	(231,632)
Intangible assets	(137,464)	(139,089)
Operating lease right-of-use assets	(653,296)	(665,469)
Total deferred income tax liabilities	(1,148,158)	(1,168,782)
Net deferred income tax liabilities	$(415,997)	$(410,606)

As of December 31, 2022 and January 1, 2022, our net operating loss (“NOL”) carryforwards comprised state NOLs of $108.9 million and $110.5 million. These NOLs may be used to reduce future taxable income and expire periodically through 2039. Due to uncertainties related to the realization of these NOLs in certain jurisdictions, as well as other credits available to us, we have recorded a valuation allowance of $3.0 million as of December 31, 2022 and January 1, 2022. In addition, we recorded a $2.0 million valuation allowance on foreign tax credit carryforwards as of December 31, 2022. The amount of deferred income tax assets realizable could change in the future if projections of future taxable income change.

We have not recorded deferred taxes when earnings from foreign operations are considered to be indefinitely invested outside of the U.S. As of December 31, 2022 and January 1, 2022, these accumulated net earnings generated by our foreign operations were approximately $98.7 million and $75.5 million, which did not include earnings deemed to be repatriated as part of the U.S. Tax Cuts and Jobs Act. It is not practicable to determine the income tax liability that would be payable if such earnings were repatriated.

Unrecognized Tax Benefits

The following table summarizes the activity of our gross unrecognized tax benefits:

	December 31, 2022	January 1, 2022	January 2, 2021
Unrecognized tax benefits, beginning of period	$19,139	$25,127	$29,762
Increases related to prior period tax positions	75	484	1,808
Decreases related to prior period tax positions	(261)	(849)	—
Increases related to current period tax positions	928	2,240	1,528
Settlements	(256)	(2,993)	—
Expiration of statute of limitations	(6,254)	(4,870)	(7,971)
Unrecognized tax benefits, end of period	$13,371	$19,139	$25,127

As of December 31, 2022, January 1, 2022 and January 2, 2021, the entire amount of unrecognized tax benefits, if recognized, would reduce our annual effective tax rate of 22.6%, 23.6% and 24.3%. During 2022, 2021 and 2020, we recorded income tax-related interest and penalties of $0.6 million, $0.7 million and $0.2 million due to uncertain tax positions included in the Provision for income taxes in the accompanying Consolidated Statements of Operations. As of December 31, 2022 and January 1, 2022, we recorded a liability for potential interest of $2.7 million and $3.3 million and for potential penalties of $0.1 million for each year. We did not provide for any penalties associated with tax contingencies unless considered probable of assessment. We do not expect our unrecognized tax benefits to change significantly over the next 12 months. With few exceptions, we are no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2019.

13.    Contingencies:

Currently and from time to time, we are subject to litigation, claims and other disputes, including legal and regulatory proceedings, arising in the normal course of business. We record a loss contingency liability when a loss is considered probable and the amount can be reasonably estimated. Although the final outcome of pending legal matters cannot be determined, based on the facts presently known, it is management’s opinion that the final outcome of any pending matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

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

14.    Benefit Plans:

401(k) Plan

We maintain a defined contribution benefit plan, which covers substantially all team members after one year of service and who have attained the age of 21. The plan allows for team member salary deferrals, which are matched at our discretion. Company contributions to these plans were $24.5 million, $27.3 million and $21.3 million in 2022, 2021 and 2020.

Deferred Compensation

We maintain a non-qualified deferred compensation plan for certain team members. This plan provides for a minimum and maximum deferral percentage of the team member’s base salary and bonus as determined by the Retirement Plan Committee. We established and maintain a deferred compensation liability for this plan. As of December 31, 2022 and January 1, 2022, these liabilities were $13.7 million and $15.0 million.

15.    Share-Based Compensation:

Overview

We grant share-based compensation awards to our team members and members of our Board of Directors as provided for under our 2014 Long-Term Incentive Plan (“2014 LTIP”), which was approved by our stockholders on May 14, 2014. In 2022, 2021 and 2020, we granted share-based compensation in the form of RSUs or deferred stock units (“DSUs”). Our grants, which have three methods of measuring fair value, generally include a time-based service or a performance-based or a market-based portion, which collectively represent the target award.

In 2022 and 2021, we also granted options to purchase common stock to certain employees under our 2014 LTIP. The options are granted at an exercise price equal to the closing market price of Advance's common stock on the date of the grant, expire after ten years and vest one-third annually over three years. We record compensation expense for the grant date fair value of the option awards evenly over the vesting period.

At December 31, 2022, there were 4.2 million shares of common stock available for future issuance under the 2014 LTIP based on management’s current estimate of the probable vesting outcome for performance-based awards. Shares forfeited and shares withheld for payment of taxes due become available for reissuance and are included in availability.

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

For performance-based RSUs, the fair value of each award was determined based on the market price of our common stock on the date of grant. Performance-based awards generally may vest following a three-year period subject to our achievement of certain financial goals as specified in the grant agreements. Depending on our results during the three-year performance period, the actual number of awards vesting at the end of the period generally ranges from 0% to 200% of the performance award. Performance-based RSUs generally do not have dividend equivalent rights and do not have voting rights until the shares are earned and issued following the applicable performance period. The number of performance-based awards outstanding is based on the number of awards that we believed were probable of vesting at December 31, 2022.

There were no performance-based RSUs granted during 2022 or 2021. The change in units based on performance represents the change in the number of granted awards expected to vest based on the updated probability assessment as of December 31, 2022. Compensation expense for performance-based awards of $11.8 million, $22.8 million and $9.4 million in 2022, 2021 and 2020 was determined based on management’s estimate of the probable vesting outcome.

For market-based RSUs, the fair value of each award was determined using a Monte Carlo simulation model. The model uses multiple input variables that determined the probability of satisfying the market condition requirements as follows:

	2022	2021	2020
Risk-free interest rate (1)	1.6%	0.3%	0.9%
Expected dividend yield	—%	—%	0.8%
Expected stock price volatility (2)	34.6%	36.0%	34.0%
(1)The risk-free interest rate is based on the U.S. Treasury constant maturity interest rate having a term consistent with the vesting period of the award.
(2)Expected volatility is determined based on historical volatility over a matching look-back period and is consistent with the correlation coefficients between our stock prices and our peer group.

Additionally, we estimated a liquidity discount of 9.2% using the Chaffe Model to adjust the fair value for the post-vest restrictions. Vesting of market-based RSUs depends on our relative total shareholder return among a designated group of peer companies during a three-year period and will be subject to a one-year holding period after vesting.

The following table summarizes activity for time-based, performance-based and market-based RSUs in 2022:

	Time-Based		Performance-Based		Market-Based
	Number of Awards	Weighted Average Grant Date Fair Value	Number of Awards	Weighted Average Grant Date Fair Value	Number of Awards	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2022	466	$162.33	197	$142.23	112	$179.66
Granted	209	$196.61	—	$—	57	$205.52
Change in units based on performance	—	$—	(6)	$119.95	—	$—
Vested (1)	(219)	$158.06	(78)	$160.38	(22)	$165.84
Forfeited	(62)	$178.04	(8)	$132.01	(12)	$193.42
Nonvested at December 31, 2022	394	$180.41	105	$130.88	135	$191.72
(1) The vested shares of market-based RSUs were not exercised due to low multiplier effect for 2019 awards.

The following table summarizes certain information concerning activity for time-based, performance-based and market-based RSUs:

	Year Ended
	December 31, 2022	January 1, 2022	January 2, 2021
Time-based:
Weighted average fair value of RSUs granted	$196.61	$183.41	$137.47
Total grant date fair value of RSUs vested	$34,685	$34,555	$30,231
Performance-based:
Weighted average fair value of RSUs granted	$—	$—	$130.03
Total grant date fair value of RSUs vested	$12,460	$7,987	$1,123
Market-based:
Weighted average fair value of RSUs granted	$205.52	$204.97	$145.04
Total grant date fair value of RSUs vested	$3,695	$3,650	$2,646

As of December 31, 2022, the maximum potential payout under our currently outstanding performance-based and market-based RSUs were 120 thousand and 271 thousand units.

Stock Options

In 2022, we granted 114 thousand stock options where the weighted average fair value of stock options granted was $53.98 per share. The fair value was estimated on the date of grant by applying the Black-Scholes-Merton option-pricing valuation model.

The following table includes summary information for stock options as of December 31, 2022:

	Number of Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2022	111	$176.50
Granted	114	$204.48
Exercised	(3)	$176.50
Forfeited	(16)	$192.75
Outstanding at December 31, 2022	206	$190.75	8.6	$—
Exercisable at December 31, 2022	34	$176.50	7.9	$—

The following table presents the weighted average assumptions used in determining the fair value of options granted:

Year Ended
December 31, 2022
Risk-free interest rate (1)	1.90%
Expected life (2)	6 years
Expected volatility (3)	34.0%
Expected dividend yield (4)	2.60%

(1) The risk-free interest rate is based on the yield in effect at grant for zero-coupon U.S. Treasury notes with maturities equivalent to the expected term of the stock options.
(2) The expected term represents the period of time options granted are expected to be outstanding. As we do not have sufficient historical data, we utilized the simplified method provided by the Securities and Exchange Commission to calculate the expected term as the average of the contractual term and vesting period.
(3) Expected volatility is the measure of the amount by which the stock price has fluctuated or is expected to fluctuate. We utilized historical trends and the implied volatility of our publicly traded financial instruments in developing the volatility estimate for our stock options.
(4) The expected dividend yield is calculated based on our expected quarterly dividend and the three-month average stock price as of the grant date.

Other Considerations

Total income tax benefit related to share-based compensation expense for 2022, 2021 and 2020 was $12.5 million, $15.2 million and $11.5 million.

As of December 31, 2022, there was $65.5 million of unrecognized compensation expense related to all share-based awards that is expected to be recognized over a weighted average period of 1.45 years.

Deferred Stock Units

We grant share-based awards annually to our Board of Directors in connection with our annual meeting of stockholders. These awards are granted in the form of DSUs as provided for in the Advance Auto Parts, Inc. Deferred Stock Unit Plan for Non-Employee Directors and Selected Executives (“DSU Plan”). Each DSU is equivalent to one share of our common stock and will be distributed in common shares after the director’s service on the Board ends. DSUs granted vest over a one-year service period. Additionally, the DSU Plan provides for the deferral of compensation earned in the form of (i) an annual retainer for directors and (ii) wages for certain highly compensated team members. These DSUs are settled in common stock with the participants at a future date, or over a specified time period, as elected by the participants in accordance with the DSU Plan.

We granted 9 thousand, 10 thousand and 12 thousand DSUs in 2022, 2021, and 2020. The weighted average fair value of DSUs granted during 2022, 2021 and 2020 was $193.05, $191.24 and $130.14. The DSUs were awarded at a price equal to the market price of our underlying common stock on the date of the grant. For 2022, 2021 and 2020, we recognized $1.7 million, $1.6 million and $1.6 million of share-based compensation expense for these DSU grants.

Employee Stock Purchase Plan

We also offer an employee stock purchase plan (“ESPP”). Under the ESPP, eligible team members may elect salary deferrals to purchase our common stock at a discount of 10% from its fair market value on the date of purchase. There are annual limitations on the amounts a team member may elect of either $25 thousand per team member or 10% of compensation, whichever is less. As of December 31, 2022, there were 0.9 million shares available to be issued under the ESPP.

16.    Accumulated Other Comprehensive Loss:

Accumulated other comprehensive loss, net of tax, consisted of the following:

	Unrealized Gain (Loss) on Postretirement Plan	Foreign Currency Translation	Accumulated Other Comprehensive (Loss) Income
Balance, December 28, 2019	$1,322	$(35,891)	$(34,569)
2020 activity	(152)	7,962	7,810
Balance, January 2, 2021	1,170	(27,929)	(26,759)
2021 activity	(264)	4,396	4,132
Balance, January 1, 2022	906	(23,533)	(22,627)
2022 activity	(186)	(22,330)	(22,516)
Balance, December 31, 2022	$720	$(45,863)	$(45,143)

Advance Auto Parts, Inc.
Schedule II - Valuation and Qualifying Accounts
(in thousands)

Allowance for credit losses	Balance at Beginning of Period	Charges to Expenses	Deductions(1)	Balance at End of Period
January 2, 2021	$14,249	$14,933	$(17,253)	$11,929
January 1, 2022	$11,929	$11,125	$(12,892)	$10,162
December 31, 2022	$10,162	$24,399	$(19,348)	$15,213
(1)Accounts written off during the period. These amounts did not impact our Statements of Operations for any year presented.

Other valuation and qualifying accounts have not been reported in this schedule because they are either not applicable or because the information has been included elsewhere in this report.

EXHIBIT INDEX

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith
3.1	Restated Certificate of Incorporation of Advance Auto Parts, Inc. (“Advance Auto”) (as amended effective as of May 24, 2017).	10-Q	3.1	8/14/2018
3.2	Amended and Restated Bylaws of Advance Auto Parts, Inc., effective May 24, 2017.	10-Q	3.2	8/18/2020
4.0	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934, as amended.	10-K	4.0	2/18/2020
4.1	Indenture, dated as of April 29, 2010, among Advance Auto Parts, Inc., each of the Subsidiary Guarantors from time to time party thereto and Wells Fargo Bank, National Association, as Trustee.	8-K	4.1	4/29/2010
4.2	Second Supplemental Indenture dated as of May 27, 2011 to the Indenture dated as of April 29, 2010 among Advance Auto Parts, Inc. as Issuer, each of the Subsidiary Guarantors from time to time party thereto and Wells Fargo Bank, National Association, as Trustee.	8-K	10.45	6/3/2011
4.3	Third Supplemental Indenture dated as of January 17, 2012 among Advance Auto Parts, Inc., each of the Subsidiary Guarantors from time to time party thereto and Wells Fargo Bank, National Association, as Trustee.	8-K	4.4	1/17/2012
4.4	Fourth Supplemental Indenture, dated as of December 21, 2012 among Advance Auto Parts, Inc., each of the Subsidiary Guarantors from time to time party thereto and Wells Fargo Bank, National Association, as Trustee.	8-K	4.5	12/21/2012
4.5	Fifth Supplemental Indenture, dated as of April 19, 2013 among Advance Auto Parts, Inc., each of the Subsidiary Guarantors from time to time party thereto and Wells Fargo Bank, National Association, as Trustee.	8-K	4.6	4/19/2013
4.6	Sixth Supplemental Indenture, dated as of December 3, 2013, among Advance Auto Parts, Inc., each of the Subsidiary Guarantors from time to time party thereto and Wells Fargo Bank, National Association, as Trustee.	8-K	4.7	12/9/2013
4.7	Form of 4.500% Note due 2022.	8-K	4.5	1/17/2012
4.8	Form of 4.500% Note due 2023.	8-K	4.7	12/9/2013
4.9	Seventh Supplemental Indenture, dated as of February 28, 2014, among Advance Auto Parts, Inc., each of the Subsidiary Guarantors from time to time party thereto and Wells Fargo Bank, National Association, as Trustee.	10-Q	4.11	5/28/2014
4.10	Indenture, dated as of April 16, 2020 by and among Advance Auto Parts, Inc., each of the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as trustee.	8-K	4.1	4/17/2020
4.11	Eighth Supplemental Indenture, dated as of September 29, 2020, among Advance Auto Parts, Inc. each of the Guarantors from time to time party thereto and Wells Fargo Bank, National Association, as Trustee.	8-K	4.6	9/30/2020
4.12	Ninth Supplemental Indenture, dated as of March 4, 2022, among Advance Auto Parts, Inc., Advance Stores Company, Incorporated and Computershare Trust Company, N.A., as successor to Wells Fargo, National Association, as Trustee.	8-K	4.1	3/4/2022
4.13	Form of 3.500% Notes due 2032 (included in Exhibit 4.12).	8-K	4.2	3/4/2022
10.1	Form of Indemnification Agreement between Advance Auto Parts and each of its Directors.	8-K	10.19	5/20/2004

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith
10.2	Advance Auto Parts, Inc. 2004 Long-Term Incentive Plan (amended as of April 17, 2008).	10-Q	10.19	5/29/2008
10.3	Advance Auto Parts, Inc. Deferred Stock Unit Plan for Non-Employee Directors and Selected Executives (as amended January 1, 2008), including First Amendment to the Advance Auto Parts, Inc. Deferred Stock Unit Plan for Non-Employee Directors and Selected Executives (as amended and restated effective as of January 1, 2009) and Second Amendment to the Advance Auto Parts, Inc. Deferred Stock Unit Plan for Non-Employee Directors and Selected Executives (as amended and restated effective as of January 1, 2010).	10-K	10.17	3/1/2011
10.4	Form of Advance Auto Parts, Inc. SARs Award Agreement and Restricted Stock Unit Award Agreement.	10-K	10.48	2/25/2014
10.5	Fourth Amendment to the Advance Auto Parts, Inc. Deferred Stock Unit Plan for Non-Employee Directors and Selected Executives (As Amended and Restated Effective as of January 1, 2008).	10-K	10.52	3/3/2015
10.6	Fifth Amendment to the Advance Auto Parts, Inc. Deferred Stock Unit Plan for Non-Employee Directors and Selected Executives (As Amended and Restated Effective as of January 1, 2008).	10-K	10.54	3/3/2015
10.7	Employment Agreement effective March 28, 2016 between Advance Auto Parts, Inc. and Thomas Greco.	10-Q	10.1	5/31/2016
10.8	First Amendment to Employment Agreement effective April 2, 2016 between Advance Auto Parts, Inc. and Thomas R. Greco.	10-Q	10.2	5/31/2016
10.9	Employment Agreement effective August 21, 2016 between Advance Auto Parts, Inc. and Robert B. Cushing.	10-K	10.50	2/28/2017
10.10	Sixth Amendment to the Advance Auto Parts, Inc. Deferred Stock Unit Plan for Non-Employee Directors and Selected Executives (As Amended and Restated Effective as of January 1, 2008).	10-K	10.55	2/28/2017
10.11	Seventh Amendment to the Advance Auto Parts, Inc. Deferred Stock Unit Plan for Non-Employee Directors and Selected Executives (As Amended and Restated Effective as of January 1, 2008).	10-K	10.56	2/28/2017
10.12	Advance Auto Parts, Inc. 2017 Amended and Restated Executive Incentive Plan.	DEF14A	Appendix A	4/6/2017
10.13	8th Amendment to Advance Auto Parts, Inc. Deferred Stock Unit Plan for Non-Employee Directors and Selected Executives (As Amended and Restated Effective as of January 1, 2008).	10-K	10.58	2/21/2018
10.14	Employment Agreement effective September 17, 2018 between Advance Auto Parts, Inc. and Jeffrey W. Shepherd.	10-Q	10.1	11/13/2018
10.15	Employment Agreement effective October 3, 2018 between Advance Auto Parts, Inc. and Reuben E. Slone.	10-K	10.53	2/9/2019
10.16	Advance Auto Parts, Inc. 2014 Long-Term Incentive Plan (as amended effective August 7, 2018).	10-K	10.57	2/9/2019
10.17	2018 Restricted Stock Unit Award Agreement (Performance-Based) between Advance Auto Parts, Inc. and Rueben E. Slone dated November 19, 2018.	10-K	10.58	2/9/2019
10.18	Advance Auto Parts, Inc. Deferred Compensation Program, as amended and restated effective January 1, 2021.	10-K	10.45	2/22/2021
10.19	Form of 2021 Advance Auto Parts, Inc. Time-Based Restricted Stock Unit Award Agreement.	10-Q	10.1	6/2/2021

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith
10.20	Form of 2021 Advance Auto Parts, Inc. Performance-Based Restricted Stock Unit Award Agreement.	10-Q	10.2	6/2/2021
10.21	Form of 2021 Advance Auto Parts, Inc. Nonqualified Stock Option Award Agreement.	10-Q	10.3	6/2/2021
10.22	Credit Agreement, dated as of November 9, 2021, among Advance Auto Parts, Inc. Advance Stores Company, Incorporated the lenders party thereto, and Bank of America, N.A., as Administrative Agent.	8-K	10.1	11/15/2021
10.23	Guarantee Agreement, dated as of November 9, 2021, among Advance Auto Parts, Inc., the guarantors from time to time party thereto and Bank of America, N.A, as administrative agent for the lenders.	8-K	10.2	11/15/2021
10.24	Employment Agreement effective March 15, 2022 between Advance Auto Parts, Inc. and Jason B. McDonell.	10-Q	10.1	5/24/2022
10.25	Form of 2022 Advance Auto Parts, Inc. Time-Based Restricted Stock Unit Award Agreement.	10-Q	10.2	05/24/2022
10.26	Form of 2022 Advance Auto Parts, Inc. Performance-Based Restricted Stock Unit Award Agreement.	10-Q	10.3	05/24/2022
10.27	Form of 2022 Advance Auto Parts, Inc. Nonqualified Stock Option Award Agreement.	10-Q	10.4	05/24/2022
10.28	Description of Non-Employee Director Compensation.	10-K	10.29	02/15/2022
10.29	Amendment No. 1 to the Credit Agreement Dated as of February 27, 2023				X
21.1	Subsidiaries of Advance Auto Parts, Inc.				X
22.1	List of Issuers and its Guarantor Subsidiaries.				X
23.1	Consent of Deloitte & Touche LLP.				X
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension Schema Document.				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X
104.1	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit).				X

Item 16. Form 10-K Summary.

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCE AUTO PARTS, INC.
Dated:	February 28, 2023	By:	/s/ William J. Pellicciotti Jr.
William J. Pellicciotti Jr.
Senior Vice President, Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas R. Greco	President and Chief Executive Officer and Director	February 28, 2023
Thomas R. Greco	(Principal Executive Officer)

/s/ Jeffrey W. Shepherd	Executive Vice President, Chief Financial Officer	February 28, 2023
Jeffrey W. Shepherd	(Principal Financial Officer)

/s/ William J. Pellicciotti Jr.	Senior Vice President, Controller and Chief Accounting Officer	February 28, 2023
William J. Pellicciotti Jr.	(Principal Accounting Officer)

/s/ Eugene I. Lee, Jr.	Chairman and Director	February 28, 2023
Eugene I. Lee, Jr.

/s/ Carla J. Bailo	Director	February 28, 2023
Carla J. Bailo

/s/ John F. Ferraro	Director	February 28, 2023
John F. Ferraro

/s/ Joan M. Hilson	Director	February 28, 2023
Joan M. Hilson

/s/ Jeffrey J. Jones II	Director	February 28, 2023
Jeffrey J. Jones II

/s/ Douglas A. Pertz	Director	February 28, 2023
Douglas A. Pertz

/s/ Sherice R. Torres	Director	February 28, 2023
Sherice R. Torres

/s/ Nigel Travis	Director	February 28, 2023
Nigel Travis

/s/ Arthur L. Valdez Jr.	Director	February 28, 2023
Arthur L. Valdez Jr.