Form 10-Q
period 2023-04-22
ADVANCE AUTO PARTS INC
filed 2023-06-06
CIK 1158449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q
________________________________________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 22, 2023
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________.
Commission file number 001-16797
_______________________________
ADVANCE AUTO PARTS, INC.
(Exact name of registrant as specified in its charter)
_________________________

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 26, 2023, the number of shares of the registrant’s common stock outstanding was 59,443,852 shares.

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

PART I. FINANCIAL INFORMATION
ITEM 1.CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except per share data) (Unaudited)

Assets	April 22, 2023	December 31, 2022
Current assets:
Cash and cash equivalents	$226,499	$269,282
Receivables, net	782,093	698,613
Inventories, net	5,015,973	4,915,262
Other current assets	177,127	163,695
Total current assets	6,201,692	6,046,852
Property and equipment, net of accumulated depreciation of $2,672,665 and $2,590,382	1,694,337	1,690,139
Operating lease right-of-use assets	2,628,899	2,607,690
Goodwill	990,573	990,471
Other intangible assets, net	612,104	620,901
Other assets	54,633	62,429
Total assets	$12,182,238	$12,018,482
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,682,749	$4,123,462
Accrued expenses	718,290	634,447
Current portion of long-term debt	116,000	185,000
Other current liabilities	466,416	427,480
Total current liabilities	4,983,455	5,370,389
Long-term debt	1,784,596	1,188,283
Noncurrent operating lease liabilities	2,269,280	2,278,318
Deferred income taxes	422,984	415,997
Other long-term liabilities	85,762	87,214
Total liabilities	9,546,077	9,340,201

Commitments and contingencies

Stockholders’ equity:
Preferred stock, nonvoting, $0.0001 par value	—	—
Common stock, voting, $0.0001 par value	8	8
Additional paid-in capital	914,184	897,560
Treasury stock, at cost	(2,931,373)	(2,918,768)
Accumulated other comprehensive loss	(44,355)	(45,143)
Retained earnings	4,697,697	4,744,624
Total stockholders’ equity	2,636,161	2,678,281
Total liabilities and stockholders’ equity	$12,182,238	$12,018,482

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(in thousands, except per share data) (Unaudited)

	Sixteen Weeks Ended
	April 22, 2023	April 23, 2022
Net sales	$3,417,594	$3,374,210
Cost of sales, including purchasing and warehousing costs	1,946,931	1,867,690
Gross profit	1,470,663	1,506,520
Selling, general and administrative expenses	1,380,664	1,303,250
Operating income	89,999	203,270
Other, net:
Interest expense	(29,718)	(12,868)
Loss on early redemption of senior unsecured notes	—	(7,408)
Other (expense) income, net	(674)	136
Total other, net	(30,392)	(20,140)
Income before provision for income taxes	59,607	183,130
Provision for income taxes	16,956	43,339
Net income	$42,651	$139,791

Basic earnings per common share	$0.72	$2.28
Weighted-average common shares outstanding	59,334	61,261
Diluted earnings per common share	$0.72	$2.26
Weighted-average common shares outstanding	59,544	61,732

Condensed Consolidated Statements of Comprehensive Income
(in thousands) (Unaudited)

	Sixteen Weeks Ended
	April 22, 2023	April 23, 2022
Net income	$42,651	$139,791
Other comprehensive income (loss):
Changes in net unrecognized other postretirement benefits, net of tax of $70 and $9	197	24
Currency translation adjustments	591	(18,462)
Total other comprehensive income (loss)	788	(18,438)
Comprehensive income	$43,439	$121,353

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries Condensed Consolidated Statements of Changes in Stockholders’ Equity (in thousands, except per share data) (Unaudited)

	Sixteen Weeks Ended April 22, 2023
	Common Stock		Additional Paid-in Capital	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	59,264	$8	$897,560	$(2,918,768)	$(45,143)	$4,744,624	$2,678,281
Net income	—	—	—	—	—	42,651	42,651
Total other comprehensive income	—	—	—	—	788	—	788
Restricted stock units and deferred stock units vested	256	—	—	—	—	—	—
Share-based compensation	—	—	16,524	—	—	—	16,524
Stock issued under employee stock purchase plan	18	—	1,100	—	—	—	1,100
Repurchases of common stock	(94)	—	—	(12,605)	—	—	(12,605)
Cash dividends declared ($1.50 per common share)	—	—	—	—	—	(89,578)	(89,578)
Other	—	—	(1,000)	—	—	—	(1,000)
Balance at April 22, 2023	59,444	$8	$914,184	$(2,931,373)	$(44,355)	$4,697,697	$2,636,161

	Sixteen Weeks Ended April 23, 2022
	Common Stock		Additional Paid-in Capital	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2022	62,009	$8	$845,407	$(2,300,288)	$(22,627)	$4,605,791	$3,128,291
Net income	—	—	—	—	—	139,791	139,791
Total other comprehensive loss	—	—	—	—	(18,438)	—	(18,438)
Issuance of shares upon the exercise of stock options	1	—	233	—	—	—	233
Restricted stock units and deferred stock units vested	234	—	—	—	—	—	—
Share-based compensation	—	—	16,978	—	—	—	16,978
Stock issued under employee stock purchase plan	10	—	933	—	—	—	933
Repurchases of common stock	(1,156)	—	—	(264,469)	—	—	(264,469)
Cash dividends declared ($1.50 per common share)	—	—	—	—	—	(92,539)	(92,539)
Other	—	—	(1,100)	—	—	—	(1,100)
Balance at April 23, 2022	61,098	$8	$862,451	$(2,564,757)	$(41,065)	$4,653,043	$2,909,680

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands) (Unaudited)

	Sixteen Weeks Ended
	April 22, 2023	April 23, 2022
Cash flows from operating activities:
Net income	$42,651	$139,791
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	92,554	85,581
Share-based compensation	16,524	16,978
Loss and impairment of long-lived assets	90	1,237
Loss on early redemption of senior unsecured notes	—	7,408
Provision for deferred income taxes	6,899	9,681
Other, net	391	1,020
Net change in:
Receivables, net	(83,370)	(174,895)
Inventories, net	(100,178)	(119,550)
Accounts payable	(440,995)	20,225
Accrued expenses	85,035	(98,978)
Other assets and liabilities, net	1,534	56,562
Net cash used in operating activities	(378,865)	(54,940)
Cash flows from investing activities:
Purchases of property and equipment	(89,996)	(114,854)
Proceeds from sales of property and equipment	325	828
Net cash used in investing activities	(89,671)	(114,026)
Cash flows from financing activities:
Borrowings under credit facilities	2,886,000	275,000
Payments on credit facilities	(2,955,000)	(275,000)
Borrowings on senior unsecured notes	599,571	348,618
Payments on senior unsecured notes	—	(201,081)
Dividends paid	(89,487)	(154,796)
Repurchases of common stock	(12,605)	(264,469)
Other, net	(2,819)	(2,007)
Net cash provided by (used in) financing activities	425,660	(273,735)
Effect of exchange rate changes on cash	93	(19,994)
Net decrease in cash and cash equivalents	(42,783)	(462,695)
Cash and cash equivalents, beginning of period	269,282	601,428
Cash and cash equivalents, end of period	$226,499	$138,733

Non-cash transactions:
Accrued purchases of property and equipment	$6,909	$15,272

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

As of April 22, 2023, we operated a total of 4,778 stores and 318 branches primarily within the United States, with additional locations in Canada, Puerto Rico and the U.S. Virgin Islands. In addition, as of April 22, 2023, we served 1,315 independently owned Carquest branded stores across the same geographic locations served by our stores and branches in addition to Mexico and various Caribbean islands. Our stores operate primarily under the trade names “Advance Auto Parts” and “Carquest” and our branches operate under the “Worldpac” and “Autopart International” trade names.

The accounting policies followed in the presentation of interim financial results are consistent with those followed on an annual basis. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), have been condensed or omitted based upon the Securities and Exchange Commission (“SEC”) interim reporting principles. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for 2022 as filed with the SEC on February 28, 2023.

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

Out-of-Period Charge

The sixteen weeks ended April 22, 2023 included an out-of-period charge of $17.3 million, reflected in Selling, general and administrative (“SG&A”) expenses, and related tax benefit of $4.3 million in the Condensed Consolidated Statement of Operations, related to costs incurred in prior years but not previously expensed. The out-of-period charge was not material to the current period or any previously issued financial statements.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Amounts presented in thousands, except per share data, unless otherwise stated)
(Unaudited)

2.    Significant Accounting Policies

Revenues

The following table summarizes disaggregated revenue from contracts with customers by product group:

	Sixteen Weeks Ended
	April 22, 2023	April 23, 2022
Percentage of Sales:
Parts and Batteries	66%	66%
Accessories and Chemicals	20	20
Engine Maintenance	13	13
Other	1	1
Total	100%	100%

Recently Issued Accounting Pronouncements - Adopted

Supplier Finance Programs

In September 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-04, Liabilities—Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations (“ASU 2022-04”), which requires a buyer in a supplier finance program to disclose sufficient information about the program, enabling users of the financial statements to understand the nature of the program and activity and changes during the period. ASU 2022-04 was effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the requirement on rollforward information, which is effective for fiscal years beginning after December 15, 2023. During the first quarter 2023, we adopted ASU 2022-04, which did not have a material impact on our consolidated financial position, results of operations and cash flows. Refer to Note 11. Supplier Finance Programs for further details.

3.    Inventories, net

Inventories, net, are stated at the lower of cost or market. We used the last in, first out (“LIFO”) method of accounting for approximately 92% of inventories as of April 22, 2023 and December 31, 2022. Under the LIFO method, our Cost of sales reflects the costs of the most recently purchased inventories, while the inventory carrying balance represents the costs for inventories purchased in the sixteen weeks ended April 22, 2023 and prior years. As a result of changes in the LIFO reserve, we recorded a reduction to Cost of sales of $6.6 million for the sixteen weeks ended April 22, 2023 and an increase to Cost of sales of $81.5 million for the sixteen weeks ended April 23, 2022 to state inventories at LIFO.

An actual valuation of inventory under the LIFO method is performed by us at the end of each fiscal year based on inventory levels and carrying costs at that time. Accordingly, interim LIFO calculations are based on our estimates of expected inventory levels and costs at the end of the year.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Amounts presented in thousands, except per share data, unless otherwise stated)
(Unaudited)

Inventory balances were as follows:

	April 22, 2023	December 31, 2022
Inventories at first in, first out (“FIFO”)	$5,287,977	$5,193,911
Adjustments to state inventories at LIFO	(272,004)	(278,649)
Inventories at LIFO	$5,015,973	$4,915,262

4.    Intangible Assets

Our definite-lived intangible assets include customer relationships and non-compete agreements. Amortization expense was $9.2 million and $9.5 million for the sixteen weeks ended April 22, 2023 and April 23, 2022.

5.    Receivables, net

Receivables, net, consisted of the following:

	April 22, 2023	December 31, 2022
Trade	$626,922	$576,548
Vendor	163,755	126,640
Other	9,465	10,638
Total receivables	800,142	713,826
Less: allowance for credit losses	(18,049)	(15,213)
Receivables, net	$782,093	$698,613

6.    Long-term Debt and Fair Value of Financial Instruments

Long-term debt consists of the following:

	April 22, 2023	December 31, 2022
5.90% Senior Unsecured Notes due March 9, 2026	$297,941	$—
1.75% Senior Unsecured Notes due October 1, 2027	347,122	346,947
5.95% Senior Unsecured Notes due March 9, 2028	297,882	—
3.90% Senior Unsecured Notes due April 15, 2030	495,743	495,562
3.50% Senior Unsecured Notes due March 15, 2032	345,908	345,774
Revolver credit facility	116,000	185,000
	$1,900,596	$1,373,283
Less: Current portion of long-term debt	(116,000)	(185,000)
Long-term debt, excluding the current portion	$1,784,596	$1,188,283
Fair value of long-term debt	$1,784,176	$1,021,396

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

As of April 22, 2023, we had $116.0 million of outstanding borrowings, $1.1 billion of borrowing availability and no letters of credit outstanding under our unsecured revolving credit facility (the “Credit Agreement”). As of December 31, 2022, we had $185.0 million outstanding borrowings, $1.0 billion of borrowing availability and no letters of credit outstanding under our Credit Agreement.

As of April 22, 2023 and December 31, 2022, we had $91.0 million and $90.2 million of bilateral letters of credit issued separately from the Credit Agreement, none of which were drawn upon. These bilateral letters of credit generally have a term of one year or less and primarily serve as collateral for our self-insurance policies.

We were in compliance with financial covenants required by our debt arrangements as of April 22, 2023.

Senior Unsecured Notes
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

Our 3.50% senior unsecured notes due 2032 (the “2032 Notes”) were issued March 4, 2022, at 99.61% of the principal amount of $350.0 million. The 2032 Notes bear interest, payable semi-annually in arrears on March 15 and September 15, at a rate of 3.50% per year. In connection with the 2032 Notes offering, we incurred $3.2 million of debt issuance costs.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Amounts presented in thousands, except per share data, unless otherwise stated)
(Unaudited)

Our 5.90% senior unsecured notes due March 9, 2026 (the “2026 Notes”) were issued March 9, 2023, at 99.94% of the principal amount of $300.0 million. The 2026 Notes bear interest, payable semi-annually in arrears on March 9 and September 9, at a rate of 5.90% per year. In connection with the 2026 Notes offering, we incurred $1.6 million of debt issuance costs.

Our 5.95% senior unsecured notes due March 9, 2028 (the “2028 Notes”) were issued March 9, 2023, at 99.92% of the principal amount of $300.0 million. The 2028 Notes bear interest, payable semi-annually in arrears on March 9 and September 9, at a rate of 5.95% per year. In connection with the 2028 Notes offering, we incurred $1.7 million of debt issuance costs.

We may redeem some or all of our 2026 Notes and 2028 Notes (the “Notes”) at any time, or from time to time, prior to March 9, 2026 in the case of our 2026 Notes, or February 9, 2028 in the case of our 2028 Notes, at the redemption price described in the related indenture for the Notes (the “Indenture”). In the event of a change of control triggering event, as defined in the Indenture, we will be required to offer the repurchase of the Notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest to the repurchase date. Currently, the Notes are fully and unconditionally guaranteed, jointly and severally, on an unsubordinated unsecured basis by guarantor and subsidiary guarantees, as defined by the Indenture.

Debt Guarantees

We are a guarantor of loans made by banks to various independently owned Carquest-branded stores that are customers of ours. These loans totaled $104.0 million and $96.9 million as of April 22, 2023 and December 31, 2022 and are collateralized by security agreements on merchandise inventory and other assets of the borrowers. The approximate value of the inventory collateralized by these agreements was $177.7 million and $174.6 million as of April 22, 2023 and December 31, 2022. We believe that the likelihood of performance under these guarantees is remote.

7.    Leases

Substantially all of our leases are for facilities and vehicles. The initial term for facilities is typically five to ten years, with renewal options typically at five-year intervals, with the exercise of lease renewal options at our sole discretion. Our vehicle and equipment lease terms are typically three to six years. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Total lease cost is included in Cost of sales and Selling, general and administrative expenses (“SG&A”) in the accompanying Condensed Consolidated Statements of Operations and is recorded net of immaterial sublease income. Total lease cost comprised of the following:

	Sixteen Weeks Ended
	April 22, 2023	April 23, 2022
Operating lease cost	$173,659	$173,035
Variable lease cost	51,346	53,296
Total lease cost	$225,005	$226,331

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Amounts presented in thousands, except per share data, unless otherwise stated)
(Unaudited)

Other information relating to our lease liabilities is as follows:

	Sixteen Weeks Ended
	April 22, 2023	April 23, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$153,363	$190,542
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$181,167	$147,015

8.    Share Repurchase Program

Our Board of Directors had previously authorized $2.7 billion to our share repurchase program. Our share repurchase program permits the repurchase of our common stock on the open market and in privately negotiated transactions from time to time.

During the sixteen weeks ended April 22, 2023, we purchased no shares of our common stock under our share repurchase program. During the sixteen weeks ended April 23, 2022, we repurchased 1.1 million shares at an aggregate cost of $248.2 million, or an average price of $231.41 per share. We had $947.3 million remaining under our share repurchase program as of April 22, 2023.

9.    Earnings per Share

The computations of basic and diluted earnings per share were as follows:

	Sixteen Weeks Ended
	April 22, 2023	April 23, 2022
Numerator
Net income applicable to common shares	$42,651	$139,791
Denominator
Basic weighted-average common shares	59,334	61,261
Dilutive impact of share-based awards	210	471
Diluted weighted-average common shares (1)	59,544	61,732

Basic earnings per common share	$0.72	$2.28
Diluted earnings per common share	$0.72	$2.26

(1)For the sixteen weeks ended April 22, 2023 and April 23, 2022, 190 thousand and 21 thousand restricted stock units (“RSUs”) were excluded from the diluted calculation as their inclusion would have been anti-dilutive.

10.    Share-Based Compensation

During the sixteen weeks ended April 22, 2023, we granted 237 thousand time-based RSUs, 22 thousand performance-based RSUs, 73 thousand market-based RSUs and 148 thousand stock options. The general terms of the time-based and market-based RSUs are similar to awards previously granted by us. The performance-based RSUs granted may vest following a one-year period subject to the achievements of certain financial goals and employment service as specified in the grant agreement. We grant options to purchase common stock to certain employees under our 2014 Long-Term Incentive Plan. The general terms of the stock options are similar to awards

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Amounts presented in thousands, except per share data, unless otherwise stated)
(Unaudited)

previously granted by us. We record compensation expense for the grant date fair value of the option awards evenly over the vesting period.

The weighted-average fair values of the time-based, performance-based and market-based RSUs granted during the sixteen weeks ended April 22, 2023 were $135.13, $135.13 and $139.75 per share. The fair value of each market-based RSU was determined using a Monte Carlo simulation model. For time-based and performance-based RSUs, the fair value of each award was determined based on the market price of our stock on the date of grant adjusted for expected dividends during the vesting period, as applicable.

The weighted-average fair value of stock options granted during the sixteen weeks ended April 22, 2023 was $35.38 per share. The fair value was estimated on the date of grant by applying the Black-Scholes option-pricing valuation model.

Sixteen Weeks Ended
April 22, 2023
Risk-free interest rate (1)	4.1%
Expected term (2)	6 years
Expected volatility (3)	35.1%
Expected dividend yield (4)	4.1%

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

The total income tax benefit related to share-based compensation expense for the sixteen weeks ended April 22, 2023 was $4.0 million. As of April 22, 2023, there was $95.7 million of unrecognized compensation expense related to all share-based awards that is expected to be recognized over a weighted-average period of 1.7 years.

11. Supplier Finance Programs

We maintain supply chain financing agreements with third-party financial institutions to provide our suppliers with enhanced receivables options. Through these agreements, our suppliers, at their sole discretion, may elect to sell its receivables due from us to the third-party financial institution at terms negotiated between the supplier and the third-party financial institution. We do not provide any guarantees to any third party in connection with these financing arrangements. Our obligations to our suppliers, including amounts due and scheduled payment terms, are not impacted, and no assets are pledged under the agreements. All outstanding amounts due to third-party financial institutions related to suppliers participating in such financing arrangements are recorded within Accounts payable represent obligations outstanding under these supplier finance programs for invoices that were confirmed as valid and owed to the third-party financial institutions in our Condensed Consolidated Balance Sheets. As of April 22, 2023 and December 31, 2022, $3.1 billion and $3.2 billion of our Accounts payable were to suppliers participating in these financing arrangements.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2022 (filed with the SEC on February 28, 2023), which we refer to as our 2022 Form 10-K, and our condensed consolidated financial statements and the notes to those statements that appear elsewhere in this report.

Management Overview

A high-level summary of our financial results for the first quarter of 2023 includes:

•Net sales during the first quarter of 2023 was $3.42 billion, an increase of 1.3% compared with the first quarter of 2022, driven predominately by new store openings, partially offset by a decline in comparable store sales. Comparable store sales declined 0.4% primarily driven by a decrease in demand within our professional business, partially offset by an increase in our DIY omnichannel business.
•Gross profit margin for the first quarter of 2023 was 43.0% of Net sales, a decrease of 162 basis points compared with the first quarter of 2022. Gross profit margin was negatively impacted by inflationary product costs, which were not fully covered by pricing actions. Additionally, supply chain headwinds and unfavorable product mix contributed to gross margin decline.
•Selling, General & Administrative (“SG&A”) expenses for the first quarter of 2023 were 40.4% of Net sales, an increase of 177 basis points compared with the first quarter of 2022. This increase was primarily driven by inflation in labor and benefit-related expenses as well as deleverage associated with new store openings, partially offset by a decrease in startup costs related to our California expansion. Additionally, SG&A expenses included an out-of-period charge of $17.3 million related to costs incurred in prior years but not previously expensed.
•We generated Diluted earnings per share (“Diluted EPS”) of $0.72 during our first quarter of 2023, compared with $2.26 for the comparable period of 2022.

Business and Risks Update

We continue to make progress on the various elements of our strategic business plan, which is focused on improving the customer experience, margin expansion and driving consistent execution for both professional and DIY customers. To achieve these improvements, we have undertaken planned strategic initiatives to help build a foundation for long-term success across the organization, which include:

•Continued refinement of a demand-based assortment, leveraging purchase and search history from our common catalog.
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

Stores and Branches

Key factors in selecting sites and market locations in which we operate include population, demographics, traffic count, vehicle profile, competitive landscape and the cost of real estate. During the sixteen weeks ended April 22, 2023, 21 stores and branches were opened and 11 were closed or consolidated, resulting in a total of 5,096 stores and branches compared with a total of 5,086 stores and branches as of December 31, 2022.

Results of Operations

	Sixteen Weeks Ended				$ Favorable/ (Unfavorable)	Basis Points
($ in millions)	April 22, 2023		April 23, 2022
Net sales	$3,417.6	100.0%	$3,374.2	100.0%	$43.4	—
Cost of sales	1,946.9	57.0	1,867.7	55.4	(79.2)	(162)
Gross profit	1,470.7	43.0	1,506.5	44.6	(35.8)	(162)
SG&A (1)	1,380.7	40.4	1,303.3	38.6	(77.4)	(177)
Operating income	90.0	2.6	203.3	6.0	(113.2)	(339)
Interest expense	(29.7)	(0.9)	(12.9)	(0.4)	(16.8)	(49)
Loss on early redemptions of senior unsecured notes	—	—	(7.4)	(0.2)	7.4	22
Other (expense) income, net	(0.7)	0.0	0.1	—	(0.8)	(2)
Provision for income taxes	17.0	0.5	43.3	1.3	26.3	79
Net income	$42.7	1.2%	$139.8	4.1%	$(97.1)	(289)
Note: Table amounts may not foot due to rounding.
(1) The sixteen weeks ended April 22, 2023 included an out-of-period charge of $17.3 million related to costs incurred in prior years but not expensed in the corresponding periods. The company determined the cumulative impact was not material to the current period or any previously issued financial statements.

Net Sales

Net sales for the sixteen weeks ended April 22, 2023 increased 1.3% compared with the same period in 2022, driven predominately by new store openings. This was partially offset by a decline of comparable store sales of 0.4% for the sixteen weeks ended April 22, 2023 compared with the sixteen weeks ended April 23, 2022. Category growth was led by motor oil and brakes.

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

Gross Profit

Gross profit for the sixteen weeks ended April 22, 2023 was $1.47 billion, or 43.0% of Net sales, compared with $1.51 billion, or 44.6% of Net sales, for the sixteen weeks ended April 23, 2022. During the sixteen weeks ended April 22, 2023, Gross profit margin was negatively impacted by continued inflationary product costs, which were not fully covered by pricing actions. Additionally, unfavorable product mix and supply chain headwinds contributed to gross margin decline.

Selling, General and Administrative Expenses

SG&A expenses for the sixteen weeks ended April 22, 2023 were $1.38 billion, or 40.4% of Net sales, compared with $1.30 billion, or 38.6% of Net sales, for the sixteen weeks ended April 23, 2022. The increase in SG&A as a percentage of Net sales was primarily driven by inflation in labor and benefit-related expenses as well as costs associated with new store openings, partially offset by a decrease in startup costs related to our California expansion. SG&A expenses for the sixteen weeks ended April 22, 2023 also included an out-of-period charge of $17.3 million related to costs incurred in prior years but not previously expensed.

Provision for Income Taxes

Our Provision for income taxes for the sixteen weeks ended April 22, 2023 was $17.0 million compared with $43.3 million for the sixteen weeks ended April 23, 2022. The decrease in tax expense primarily resulted from lower Income before provision for income taxes compared with prior year. Our effective tax rate was 28.4% and 23.7% for the sixteen weeks ended April 22, 2023 and April 23, 2022. The higher effective income tax rate for the sixteen weeks ended April 22, 2023 compared with April 23, 2022 reflected a discrete charge related to share based compensation.

Liquidity and Capital Resources

Overview

Our primary cash requirements necessary to maintain our current operations include payroll and benefits, inventory purchases, contractual obligations, capital expenditures, payment of income taxes, funding of initiatives under our strategic business plan and other operational priorities, including payment of interest on our long-term debt. Historically, we have also used available funds to repay borrowings under our credit facility, to periodically repurchase shares of our common stock under our share repurchase program, to pay our quarterly cash dividend and for acquisitions. However, our future uses of cash may differ, including with respect to the weight we place on the preservation of cash and liquidity, degree of investment in our business and other capital allocation factors.

Typically, we have funded our cash requirements primarily through cash generated from operations, supplemented by borrowings under our credit facilities and notes offerings as needed. We believe funds generated from our expected results of operations, available cash and cash equivalents, and available borrowings under our credit facility will be sufficient to fund our obligations for the next year. We also believe such funds, cash and available borrowings, together with our ability to generate cash through credit facilities and notes offerings as needed, will be sufficient to fund our ongoing obligations.

Our supplier finance programs did not have a material impact on our liquidity or capital resources in the periods presented nor do we expect such arrangements to have a material impact on our liquidity or capital resources for the foreseeable future. See Note 11. Supplier Finance Programs of our condensed consolidated financial statements for further discussion.

On March 9, 2023, we issued our 5.90% senior unsecured notes due 2026 (the “2026 Notes”) and our 5.95% senior unsecured notes due 2028 (the “2028 Notes”). Refer to Note 6. Long-term Debt and Fair Value of Financial Instruments of the Notes to the Condensed Consolidated Financial Statements included herein for further details. Proceeds from our 2026 Notes and 2028 Notes were utilized to make repayments on our revolving facility and supplement operational and capital expenditures.

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

Share Repurchase Program

Our share repurchase program permits the repurchase of our common stock on the open market and in privately negotiated transactions from time to time. We expect to continue our temporary pause on repurchases under our existing share repurchase program and to continue to evaluate current and expected business conditions with respect to resumption of share repurchase activity.

During the sixteen weeks ended April 22, 2023, we purchased no shares of our common stock under our share repurchase program. During the sixteen weeks ended April 23, 2022, we repurchased 1.1 million shares of our common stock under our share repurchase program at an aggregate cost of $248.2 million, or an average price of $231.41 per share. We had $947.3 million remaining under our share repurchase program as of April 22, 2023.

Analysis of Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities:

	Sixteen Weeks Ended
(in thousands)	April 22, 2023	April 23, 2022
Cash flows used in operating activities	$(378,865)	$(54,940)
Cash flows used in investing activities	(89,671)	(114,026)
Cash flows provided by (used in) financing activities	425,660	(273,735)
Effect of exchange rate changes on cash	93	(19,994)
Net decrease in cash and cash equivalents	$(42,783)	$(462,695)

Operating Activities

For the sixteen weeks ended April 22, 2023, Cash flows used in operating activities increased by $323.9 million to $378.9 million compared with the same period of prior year. The net increase in cash flows used in operating activities was primarily driven by lower Net income and an increase in cash used in working capital, primarily in Accounts payable.

Investing Activities

For the sixteen weeks ended April 22, 2023, Cash flows used in investing activities decreased by $24.4 million to $89.7 million compared with the same period of prior year. The decrease in cash used in investing activities was primarily attributable to lower capital spend in the current year.

Financing Activities

For the sixteen weeks ended April 22, 2023, Cash flows provided by financing activities was $425.7 million, an increase of $699.4 million compared with the same period of prior year. The increase in cash provided by financing activities was attributable to net proceeds received from the issuance of the 2026 Notes and 2028 Notes, a decrease in share repurchases of our common stock and a decrease in dividends paid during the sixteen weeks ended April 22, 2023.

Our Board of Directors has declared a cash dividend every quarter since 2006. Any payments of dividends in the future will be at the discretion of our Board of Directors and will depend upon our results of operations, cash flows, capital requirements and other factors deemed relevant by our Board of Directors.

Long-Term Debt

On March 9, 2023, we issued $300.0 million aggregate principal amount of our 2026 Notes and $300.0 million aggregate principal amount of our 2028 Notes. The 2026 Notes were issued at 99.94% of the principal amount of $300.0 million, are due March 9, 2026 and bear interest at 5.90% per year payable semi-annually in arrears on March 9 and September 9 of each year. The 2028 Notes were issued at 99.92% of the principal amount of $300.0 million, are due March 9, 2028 and bear interest at 5.95% per year payable semi-annually in arrears on March 9 and September 9 of each year.

For additional information, refer to Note 6. Long-term Debt and Fair Value of Financial Instruments of the Notes to the Condensed Consolidated Financial Statements included herein.

As of April 22, 2023, we had a credit rating from Standard & Poor’s of BBB- and from Moody’s Investor Service of Baa2. As of April 22, 2023, the outlooks by Standard & Poor’s and Moody’s on our credit rating were stable. On June 5, 2023, Standard & Poor’s and Moody’s updated their outlooks to negative. The current pricing grid used to determine our borrowing rate under the Credit Agreement is based on our credit ratings. If our credit ratings decline, our interest rate on outstanding balances may increase and our access to additional financing on favorable terms may be limited. In addition, declines could reduce the attractiveness of certain vendor payment programs whereby third-party institutions finance arrangements to our vendors based on our credit rating, which could result in increased working capital requirements. Conversely, if these credit ratings improve, our interest rate may decrease.

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

During the sixteen weeks ended April 22, 2023, there were no changes to the critical accounting policies discussed in our 2022 Form 10-K. For a complete discussion of our critical accounting policies, refer to the 2022 Form 10-K.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in our exposure to market risk since December 31, 2022. Refer to “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our 2022 Form 10-K.

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

Our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of April 22, 2023. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective to accomplish their objectives at the reasonable assurance level solely due to the material weakness described below.

Control Environment

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. In the course of preparing our financial statements for the interim period ended April 22, 2023, management identified a material weakness in our internal control over financial reporting that existed due to turnover of key accounting positions during the first quarter. The Company was not able to attract, develop and retain sufficient resources to fulfill internal control responsibilities during the first quarter, resulting in the lack of a sufficient complement of personnel with an appropriate degree of knowledge and experience as of April 22, 2023.

Management believes that the Condensed Consolidated Financial Statements and related financial information included in this Form 10-Q fairly present, in all material respects, our balance sheets, statements of operations, comprehensive income and cash flows as of and for the periods presented.

As an initial step in remediation of this material weakness, we are engaging temporary third-party resources with the appropriate level of knowledge and experience in accounting and internal control matters to complement the existing organizational structure.

We are also actively developing and implementing a comprehensive remediation plan. We have engaged a leading public accounting firm to support this work. We expect the remediation plan will include the following:
•hire, develop and retain incremental personnel with appropriate accounting and internal controls expertise;
•review and update (as appropriate) the organizational design of the controllership function;
•review and update (as appropriate) our methodologies, policies and procedures designed to ensure adequate internal control over financial reporting, including underlying information technology and business process controls; and
•review and update (as appropriate) training programs on relevant internal control over financial reporting matters.

The material weakness will not be considered remediated until management completes the remediation plan and keeps it in place for a sufficient period of time. The Company is committed to the improvement of its internal control over financial reporting and, together with its outside consultant(s), will continue to develop, refine and implement its remediation plan for the material weakness, including responding as necessary to any additional employee turnover or other internal or external factors that may impact execution of the plan.

Changes in Internal Control Over Financial Reporting

The Company is in the process of implementing certain changes in its internal controls to remediate the material weakness described above. There has been no change in the Company’s internal control over financial reporting during the quarter ended April 22, 2023 that has materially affected or is reasonably likely to materially affect its internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

PART II. OTHER INFORMATION

ITEM 1A.RISK FACTORS

Please refer to “Item 1A. Risk Factors” found in our 2022 Form 10-K filed for the year ended December 31, 2022 for risks that, if they were to occur, could materially adversely affect our business, financial condition, results of operations, cash flows and future prospects, which could in turn materially affect the price of our common stock.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth the information with respect to repurchases of our common stock for the quarter ended April 22, 2023:

	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
January 1, 2023 to January 28, 2023	19	$152.26	—	$947,339
January 29, 2023 to February 25, 2023	1,699	$141.52	—	$947,339
February 26, 2023 to March 25, 2023	92,132	$134.14	—	$947,339
March 26, 2023 to April 22, 2023	33	$94.48	—	$947,339
Total	93,883	$139.24	—

(1)The aggregate cost of repurchasing shares in connection with the net settlement of shares issued as a result of the vesting of restricted stock units was $13.1 million, or an average price of $139.24 per share, during the sixteen weeks ended April 22, 2023.

ITEM 6.EXHIBITS

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of Advance Auto Parts, Inc., effective May 24, 2017.	10-Q	3.1	8/14/2018
3.2	Amended and Restated Bylaws of Advance Auto Parts, Inc., effective August 12, 2020.	10-Q	3.2	8/18/2020
4.1	Tenth Supplemental Indenture, dated as of March 9, 2023, among Advance Auto Parts, Inc., Advance Stores Company, Incorporated and Computershare Trust Company, N.A., as successor to Wells Fargo Bank, National Association, as Trustee.	8-K	4.1	3/9/2023
4.2	Form of 5.900% Notes due 2026 (included in Exhibit 4.1).	8-K	4.2	3/9/2023
4.3	Form of 5.950% Notes due 2028 (included in Exhibit 4.1).	8-K	4.3	3/9/2023
10.1*	Advance Auto Parts, Inc. 2023 Omnibus Incentive Compensation Plan (the “2023 Plan”).
10.2*	Form of 2023 Advance Auto Parts, Inc. Time-Based Restricted Stock Unit Award Agreement under the 2014 Plan.
10.3*	Form of 2023 Advance Auto Parts, Inc. Performance-Based Restricted Stock Unit Award Agreement under the 2014 Plan.
10.4*	Form of 2023 Advance Auto Parts, Inc. Performance-Based Restricted Stock Unit Award Agreement under the 2014 Plan (CEO).
10.5*	Form of 2023 Advance Auto Parts, Inc. Nonqualified Stock Option Award Agreement under the 2014 Plan.
10.6*	Form of 2023 Advance Auto Parts, Inc. Time-Based Restricted Stock Unit Award Agreement under the 2023 Plan.
10.7*	Form of 2023 Advance Auto Parts, Inc. Performance-Based Restricted Stock Unit Award Agreement under the 2023 Plan.
10.8*	Form of 2023 Advance Auto Parts, Inc. Nonqualified Stock Option Award Agreement under the 2023 Plan.
10.9	Amendment to Employment Agreement between Robert B. Cushing and Advance Auto Parts, Inc. dated April 12, 2023.	8-K	10.1	4/13/2023
22.1*	List of the Issuer and its Guarantor Subsidiaries.
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104.1*	Cover Page Interactive Data file (Embedded within Inline XBRL Documents and Included in Exhibit 101).
* Filed herewith
** Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCE AUTO PARTS, INC.

Date: June 5, 2023	/s/ William J. Pellicciotti Jr.
William J. Pellicciotti Jr. Senior Vice President, Controller and Chief Accounting Officer