Form 10-Q
period 2023-07-15
ADVANCE AUTO PARTS INC
filed 2023-08-23
CIK 1158449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q
________________________________________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 15, 2023
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 21, 2023, the number of shares of the registrant’s common stock outstanding was 59,470,261 shares.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this prospectus and any applicable prospectus supplement, including documents incorporated by reference herein or therein, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are usually identifiable by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “guidance,” “intend,” “likely,” “may,” “plan,” “position,” “possible,” “potential,” “probable,” “project,” “should,” “strategy,” “will,” or similar language. All statements other than statements of historical fact are forward-looking statements, including, but not limited to, statements about our strategic initiatives, operational plans and objectives, expectations for economic conditions and future business and financial performance, as well as statements regarding underlying assumptions related thereto. Forward-looking statements reflect our views based on historical results, information currently available as of the date of this prospectus and assumptions related to future developments. Forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those projected or implied by the forward-looking statements. They include, among others, factors related to the company’s leadership transition, abilities to hire, train and retain qualified employees, the timing and implementation of strategic initiatives, our ability to complete store openings, deterioration of general macroeconomic conditions, the highly competitive nature of our industry, demand for our products and services, complexities in our inventory and supply chain and challenges with transforming and growing our business. Except as may be required by law, we undertake no obligation to update any forward-looking statements made in this prospectus, including the documents incorporated by reference herein. Please refer to “Item 1A. Risk Factors” of our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”), as updated by our subsequent filings with the SEC, for a description of these and other risks and uncertainties that could cause actual results to differ materially from those projected or implied by the forward-looking statements.

PART I. FINANCIAL INFORMATION
ITEM 1.CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except per share data) (Unaudited)

Assets	July 15, 2023	December 31, 2022
Current assets:
Cash and cash equivalents	$277,064	$269,282
Receivables, net	793,772	698,613
Inventories, net	5,067,467	4,915,262
Other current assets	188,169	163,695
Total current assets	6,326,472	6,046,852
Property and equipment, net of accumulated depreciation of $2,735,674 and $2,590,382	1,688,891	1,690,139
Operating lease right-of-use assets	2,618,822	2,607,690
Goodwill	991,871	990,471
Other intangible assets, net	606,450	620,901
Other assets	71,870	62,429
Total assets	$12,304,376	$12,018,482
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,780,215	$4,123,462
Accrued expenses	685,191	634,447
Current portion of long-term debt	95,000	185,000
Other current liabilities	465,972	427,480
Total current liabilities	5,026,378	5,370,389
Long-term debt	1,785,074	1,188,283
Noncurrent operating lease liabilities	2,249,994	2,278,318
Deferred income taxes	432,680	415,997
Other long-term liabilities	87,063	87,214
Total liabilities	9,581,189	9,340,201

Commitments and contingencies

Stockholders’ equity:
Preferred stock, nonvoting, $0.0001 par value	—	—
Common stock, voting, $0.0001 par value	8	8
Additional paid-in capital	925,411	897,560
Treasury stock, at cost	(2,932,576)	(2,918,768)
Accumulated other comprehensive loss	(36,824)	(45,143)
Retained earnings	4,767,168	4,744,624
Total stockholders’ equity	2,723,187	2,678,281
Total liabilities and stockholders’ equity	$12,304,376	$12,018,482

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(in thousands, except per share data) (Unaudited)

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	July 15, 2023	July 16, 2022	July 15, 2023	July 16, 2022
Net sales	$2,686,066	$2,665,426	$6,103,659	$6,039,636
Cost of sales, including purchasing and warehousing costs	1,537,997	1,479,707	3,484,927	3,347,397
Gross profit	1,148,069	1,185,719	2,618,732	2,692,239
Selling, general and administrative expenses	1,013,701	984,037	2,394,365	2,287,287
Operating income	134,368	201,682	224,367	404,952
Other, net:
Interest expense	(20,869)	(10,207)	(50,587)	(23,075)
Loss on early redemption of senior unsecured notes	—	—	—	(7,408)
Other income (expense), net	1,684	(711)	1,009	(575)
Total other, net	(19,185)	(10,918)	(49,578)	(31,058)
Income before provision for income taxes	115,183	190,764	174,789	373,894
Provision for income taxes	29,821	46,362	46,776	89,701
Net income	$85,362	$144,402	$128,013	$284,193

Basic earnings per common share	$1.44	$2.39	$2.16	$4.67
Weighted-average common shares outstanding	59,451	60,452	59,384	60,914
Diluted earnings per common share	$1.43	$2.38	$2.15	$4.63
Weighted-average common shares outstanding	59,604	60,782	59,570	61,328

Condensed Consolidated Statements of Comprehensive Income
(in thousands) (Unaudited)

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	July 15, 2023	July 16, 2022	July 15, 2023	July 16, 2022
Net income	$85,362	$144,402	$128,013	$284,193
Other comprehensive income:
Changes in net unrecognized other postretirement benefits, net of tax (benefit) expense of $(14), $25, $56 and $16	(38)	(70)	159	(46)
Currency translation adjustments	7,569	20,346	8,160	1,884
Total other comprehensive income	7,531	20,276	8,319	1,838
Comprehensive income	$92,893	$164,678	$136,332	$286,031

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries Condensed Consolidated Statements of Changes in Stockholders’ Equity (in thousands, except per share data) (Unaudited)

	Twelve Weeks Ended July 15, 2023
	Common Stock		Additional Paid-in Capital	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at April 22, 2023	59,444	$8	$914,184	$(2,931,373)	$(44,355)	$4,697,697	$2,636,161
Net income	—	—	—	—	—	85,362	85,362
Total other comprehensive income	—	—	—	—	7,531	—	7,531
Issuance of shares upon the exercise of stock options	—	—	62	—	—	—	62
Restricted stock units and deferred stock units vested	20	—	—	—	—	—	—
Share-based compensation	—	—	10,267	—	—	—	10,267
Stock issued under employee stock purchase plan	—	—	898	—	—	—	898
Repurchases of common stock	(7)	—	—	(1,203)	—	—	(1,203)
Cash dividends declared ($0.25 per common share)	—	—	—	—	—	(15,891)	(15,891)
Balance at July 15, 2023	59,457	$8	$925,411	$(2,932,576)	$(36,824)	$4,767,168	$2,723,187

	Twelve Weeks Ended July 16, 2022
	Common Stock		Additional Paid-in Capital	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at April 23, 2022	61,098	$8	$862,451	$(2,564,757)	$(41,065)	$4,653,043	$2,909,680
Net income	—	—	—	—	—	144,402	144,402
Total other comprehensive loss	—	—	—	—	20,276	—	20,276
Issuance of shares upon the exercise of stock options	1	—	121	—	—	—	121
Restricted stock units and deferred stock units vested	25	—	—	—	—	—	—
Share-based compensation	—	—	12,367	—	—	—	12,367
Stock issued under employee stock purchase plan	8	—	1,161	—	—	—	1,161
Repurchases of common stock	(1,014)	—	—	(201,700)	—	—	(201,700)
Cash dividends declared ($1.50 per common share)	—	—	—	—	—	(90,898)	(90,898)
Other	—	—	(600)	—	—	—	(600)
Balance at July 16, 2022	60,118	$8	$875,500	$(2,766,457)	$(20,789)	$4,706,547	$2,794,809

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries Condensed Consolidated Statements of Changes in Stockholders’ Equity (in thousands, except per share data) (Unaudited)

	Twenty-Eight Weeks Ended July 15, 2023
	Common Stock		Additional Paid-in Capital	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	59,264	$8	$897,560	$(2,918,768)	$(45,143)	$4,744,624	$2,678,281
Net income	—	—	—	—	—	128,013	128,013
Total other comprehensive income	—	—	—	—	8,319	—	8,319
Issuance of shares upon the exercise of stock options	—	—	62	—	—	—	62
Restricted stock units and deferred stock units vested	276	—	—	—	—	—	—
Share-based compensation	—	—	26,791	—	—	—	26,791
Stock issued under employee stock purchase plan	18	—	1,998	—	—	—	1,998
Repurchases of common stock	(101)	—	—	(13,808)	—	—	(13,808)
Cash dividends declared ($1.75 per common share)	—	—	—	—	—	(105,469)	(105,469)
Other	—	—	(1,000)	—	—	—	(1,000)
Balance at July 15, 2023	59,457	$8	$925,411	$(2,932,576)	$(36,824)	$4,767,168	$2,723,187

	Twenty-Eight Weeks Ended July 16, 2022
	Common Stock		Additional Paid-in Capital	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2022	62,009	$8	$845,407	$(2,300,288)	$(22,627)	$4,605,791	$3,128,291
Net income	—	—	—	—	—	284,193	284,193
Total other comprehensive loss	—	—	—	—	1,838	—	1,838
Issuance of shares upon the exercise of stock options	2	—	354	—	—	—	354
Restricted stock units and deferred stock units vested	259	—	—	—	—	—	—
Share-based compensation	—	—	29,345	—	—	—	29,345
Stock issued under employee stock purchase plan	18	—	2,094	—	—	—	2,094
Repurchases of common stock	(2,170)	—	—	(466,169)	—	—	(466,169)
Cash dividends declared ($3.00 per common share)	—	—	—	—	—	(183,437)	(183,437)
Other	—	—	(1,700)	—	—	—	(1,700)
Balance at July 16, 2022	60,118	$8	$875,500	$(2,766,457)	$(20,789)	$4,706,547	$2,794,809

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands) (Unaudited)

	Twenty-Eight Weeks Ended
	July 15, 2023	July 16, 2022
Cash flows from operating activities:
Net income	$128,013	$284,193
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	162,974	148,691
Share-based compensation	26,791	29,345
Loss and impairment of long-lived assets	859	2,970
Loss on early redemption of senior unsecured notes	—	7,408
Provision for deferred income taxes	16,249	8,779
Other, net	1,170	1,575
Net change in:
Receivables, net	(93,539)	(149,255)
Inventories, net	(145,148)	(176,300)
Accounts payable	(346,808)	168,219
Accrued expenses	120,888	(46,887)
Other assets and liabilities, net	(36,008)	29,805
Net cash (used in) provided by operating activities	(164,559)	308,543
Cash flows from investing activities:
Purchases of property and equipment	(144,874)	(211,212)
Proceeds from sales of property and equipment	1,532	830
Net cash used in investing activities	(143,342)	(210,382)
Cash flows from financing activities:
Borrowings under credit facilities	4,327,000	743,000
Payments on credit facilities	(4,417,000)	(643,000)
Borrowings on senior unsecured notes	599,571	348,618
Payments on senior unsecured notes	—	(201,081)
Dividends paid	(179,347)	(245,599)
Repurchases of common stock	(13,808)	(466,169)
Other, net	(2,013)	(1,329)
Net cash provided by (used in) financing activities	314,403	(465,560)
Effect of exchange rate changes on cash	1,280	6,522
Net increase (decrease) in cash and cash equivalents	7,782	(360,877)
Cash and cash equivalents, beginning of period	269,282	601,428
Cash and cash equivalents, end of period	$277,064	$240,551

Non-cash transactions:
Accrued purchases of property and equipment	$10,177	$19,628

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

As of July 15, 2023, we operated a total of 4,790 stores and 319 branches primarily within the United States, with additional locations in Canada, Puerto Rico and the U.S. Virgin Islands. In addition, as of July 15, 2023, we served 1,307 independently owned Carquest branded stores across the same geographic locations served by our stores and branches in addition to Mexico and various Caribbean islands. Our stores operate primarily under the trade names “Advance Auto Parts” and “Carquest” and our branches operate under the “Worldpac” and “Autopart International” trade names.

Basis of Presentation

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

Out-of-Period Charge

The twenty-eight weeks ended July 15, 2023 included an out-of-period charge of $17.3 million, reflected in Selling, general and administrative (“SG&A”) expenses, and related tax benefit of $4.3 million in the Condensed Consolidated Statement of Operations, related to costs incurred in prior years but not previously expensed. The out-of-period charge, which was originally disclosed in our interim report on Form 10-Q for the period ended April 22, 2023, was not material to the current period or any previously issued financial statements.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Amounts presented in thousands, except per share data, unless otherwise stated)
(Unaudited)

2.    Significant Accounting Policies

Revenues

The following table summarizes disaggregated revenue from contracts with customers by product group:

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	July 15, 2023	July 16, 2022	July 15, 2023	July 16, 2022
Percentage of Sales:
Parts and Batteries	66%	65%	66%	66%
Accessories and Chemicals	20	21	20	21
Engine Maintenance	13	13	13	12
Other	1	1	1	1
Total	100%	100%	100%	100%

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

3.    Inventories, net

Inventories, net, are stated at the lower of cost or market. We used the last in, first out (“LIFO”) method of accounting for approximately 91.9% of inventories as of July 15, 2023 and 92.2% of inventories as of December 31, 2022. Under the LIFO method, our Cost of sales reflects the costs of the most recently purchased inventories, while the inventory carrying balance represents the costs for inventories purchased in the twenty-eight weeks ended July 15, 2023 and prior years. As a result of changes in the LIFO reserve, we recorded a reduction to Cost of sales of $26.8 million for the twelve weeks ended July 15, 2023 and an increase to Cost of sales of $91.8 million for the twelve weeks ended July 16, 2022 to state inventories at LIFO. For the twenty-eight weeks ended July 15, 2023 and July 16, 2022, we recorded a reduction to Cost of Sales of $33.5 million and an increase to Cost of sales of $173.3 million to state inventories at LIFO.

An actual valuation of inventory under the LIFO method is performed at the end of each fiscal year based on inventory levels and carrying costs at that time. Accordingly, interim LIFO calculations are based on our estimates of expected inventory levels and costs at the end of the year.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Amounts presented in thousands, except per share data, unless otherwise stated)
(Unaudited)

Inventory balances were as follows:

	July 15, 2023	December 31, 2022
Inventories at first in, first out (“FIFO”), net	$5,312,651	$5,193,911
Adjustments to state inventories at LIFO	(245,184)	(278,649)
Inventories at LIFO, net	$5,067,467	$4,915,262

4.    Intangible Assets

Our definite-lived intangible assets include customer relationships and non-compete agreements. Amortization expense was $6.8 million and $7.1 million for the twelve weeks ended July 15, 2023 and July 16, 2022 and $16.0 million and $16.6 million for the twenty-eight weeks ended July 15, 2023 and July 16, 2022.

5.    Receivables, net

Receivables, net, consisted of the following:

	July 15, 2023	December 31, 2022
Trade	$622,623	$576,548
Vendor	175,336	126,640
Other	13,904	10,638
Total receivables	811,863	713,826
Less: allowance for credit losses	(18,091)	(15,213)
Receivables, net	$793,772	$698,613

6.    Long-term Debt and Fair Value of Financial Instruments

Long-term debt consists of the following:

	July 15, 2023	December 31, 2022
5.90% Senior Unsecured Notes due March 9, 2026	$298,028	$—
1.75% Senior Unsecured Notes due October 1, 2027	347,252	346,947
5.95% Senior Unsecured Notes due March 9, 2028	297,906	—
3.90% Senior Unsecured Notes due April 15, 2030	495,878	495,562
3.50% Senior Unsecured Notes due March 15, 2032	346,010	345,774
Revolver credit facility	95,000	185,000
	$1,880,074	$1,373,283
Less: Current portion of long-term debt	(95,000)	(185,000)
Long-term debt, excluding the current portion	$1,785,074	$1,188,283
Fair value of long-term debt	$1,706,403	$1,021,396

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

Bank Debt

On February 27, 2023, we entered into Amendment No. 1 (the “Amendment No. 1”) to the Credit Agreement dated November 9, 2021, with Advance Auto Parts, Inc., as Borrower, Advance Stores Company, Incorporated, as a Guarantor, the lenders party thereto, and Bank of America, N.A., as administrative agent (the “2021 Credit Agreement”). Amendment No. 1 extended the maturity date of the 2021 Credit Agreement by one year from November 9, 2026, to November 9, 2027 and replaced an adjusted LIBOR benchmark rate with a term secured overnight financing rate benchmark rate, as adjusted by an increase of ten basis points, plus the applicable margin under the 2021 Credit Agreement. Amendment No.1 made no other material changes to the terms of the 2021 Credit Agreement. On August 21, 2023, we entered into Amendment No. 2 (“Amendment No. 2”) to the 2021 Credit Agreement in order to amend certain financial covenants related to the Consolidated Coverage Ratio (as defined therein). Pursuant to Amendment No. 2, we will not permit the Consolidated Coverage Ratio for each period of four fiscal quarters to be less than (a) 1.75 to 1.00 for quarters ending on October 7, 2023 and December 30, 2023, (b) 2.0 to 1.00 for quarters ending on April 20, 2024 through and including the quarters ending on October 4, 2025 and (c) 2.25 to 1.00 for quarters ending after October 4, 2025. Amendment No. 2 made no other material changes to the terms of the 2021 Credit Agreement.

As of July 15, 2023, we had $95.0 million of outstanding borrowings, $1.1 billion of borrowing availability and no letters of credit outstanding under our unsecured revolving credit facility (the “Credit Agreement”). As of December 31, 2022, we had $185.0 million outstanding borrowings, $1.0 billion of borrowing availability and no letters of credit outstanding under our Credit Agreement.

As of July 15, 2023 and December 31, 2022, we had $91.0 million and $90.2 million of bilateral letters of credit issued separately from the Credit Agreement, none of which were drawn upon. These bilateral letters of credit generally have a term of one year or less and primarily serve as collateral for our self-insurance policies.

We were in compliance with financial covenants required by our debt arrangements as of July 15, 2023, and believe we will be in compliance for the next twelve months.

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

Debt Guarantees

We are a guarantor of loans made by banks to various independently owned Carquest-branded stores that are customers of ours. These loans totaled $106.1 million and $96.9 million as of July 15, 2023 and December 31, 2022 and are collateralized by security agreements on merchandise inventory and other assets of the borrowers. The approximate value of the inventory collateralized by these agreements was $219.4 million and $174.6 million as of July 15, 2023 and December 31, 2022. We believe that the likelihood of performance under these guarantees is remote.

7.    Leases

Substantially all of our leases are for facilities and vehicles. The initial term for facilities is typically five to ten years, with renewal options typically at five-year intervals, and the exercise of lease renewal options at our sole discretion. Our vehicle and equipment lease terms are typically three to six years. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Amounts presented in thousands, except per share data, unless otherwise stated)
(Unaudited)

Total lease cost is included in Cost of sales and Selling, general and administrative expenses (“SG&A”) in the accompanying Condensed Consolidated Statements of Operations and is recorded net of immaterial sublease income. Total lease cost was comprised of the following:

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	July 15, 2023	July 16, 2022	July 15, 2023	July 16, 2022
Operating lease cost	$130,931	$130,003	$304,590	$303,038
Variable lease cost	41,087	41,977	92,433	95,273
Total lease cost	$172,018	$171,980	$397,023	$398,311

Other information relating to our lease liabilities is as follows:

	Twenty-Eight Weeks Ended
	July 15, 2023	July 16, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$298,175	$336,143
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$271,182	$254,013

8.    Share Repurchase Program

Our Board of Directors had previously authorized $2.7 billion to our share repurchase program. Our share repurchase program permits the repurchase of our common stock on the open market and in privately negotiated transactions from time to time.

During the twelve weeks ended and twenty-eight weeks ended July 15, 2023, we purchased no shares of our common stock under our share repurchase program. During the twelve weeks ended July 16, 2022, we repurchased 1.0 million shares at an aggregate cost of $200.0 million, or an average price of $199.02 per share. During the twenty-eight weeks ended July 16, 2022, we repurchased 2.1 million shares of our common stock under our share repurchase program at an aggregate cost of $448.2 million, or an average price of $215.74 per share. We had $947.3 million remaining under our share repurchase program as of July 15, 2023.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Amounts presented in thousands, except per share data, unless otherwise stated)
(Unaudited)

9.    Earnings per Share

The computations of basic and diluted earnings per share were as follows:

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	July 15, 2023	July 16, 2022	July 15, 2023	July 16, 2022
Numerator
Net income applicable to common shares	$85,362	$144,402	$128,013	$284,193
Denominator
Basic weighted-average common shares	59,451	60,452	59,384	60,914
Dilutive impact of share-based awards	153	330	186	414
Diluted weighted-average common shares (1)	59,604	60,782	59,570	61,328

Basic earnings per common share	$1.44	$2.39	$2.16	$4.67
Diluted earnings per common share	$1.43	$2.38	$2.15	$4.63

(1)For the twelve weeks ended July 15, 2023 and July 16, 2022, 402 thousand and 169 thousand restricted stock units (“RSUs”) were excluded from the diluted calculation as their inclusion would have been anti-dilutive. For the twenty-eight weeks ended July 15, 2023 and July 16, 2022, 289 thousand and 33 thousand RSUs were excluded from the diluted calculation as their inclusion would have been anti-dilutive.

10.    Share-Based Compensation

During the twenty-eight weeks ended July 15, 2023, we granted 414 thousand time-based RSUs, 22 thousand performance-based RSUs, 73 thousand market-based RSUs and 148 thousand stock options. The general terms of the time-based and market-based RSUs are similar to awards previously granted by us. The performance-based RSUs granted may vest following a one-year period subject to the achievement of certain financial goals and employment service as specified in the grant agreement. We grant options to purchase common stock to certain employees under our 2014 Long-Term Incentive Plan. Our 2014 Long-Term Incentive Plan was recently replaced by our 2023 Omnibus Incentive Compensation Plan, and future option grants will be granted under the 2023 Omnibus Incentive Compensation Plan. The general terms of the stock options will be similar to awards previously granted by us. We record compensation expense for the grant date fair value of the option awards evenly over the vesting period.

The weighted-average fair values of the time-based, performance-based and market-based RSUs granted during the twenty-eight weeks ended July 15, 2023 were $105.95, $135.13 and $205.52 per share. The fair value of each market-based RSU was determined using a Monte Carlo simulation model. For time-based and performance-based RSUs, the fair value of each award was determined based on the market price of our stock on the date of grant adjusted for expected dividends during the vesting period, as applicable.

The total income tax benefit related to share-based compensation expense for the twenty-eight weeks ended July 15, 2023 was $6.5 million. As of July 15, 2023, there was $88.3 million of unrecognized compensation expense related to all share-based awards that is expected to be recognized over a weighted-average period of 1.6 years.

11. Supplier Finance Programs

We maintain supply chain financing agreements with third-party financial institutions to provide our suppliers

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Amounts presented in thousands, except per share data, unless otherwise stated)
(Unaudited)

with enhanced receivables options. Through these agreements, our suppliers, at their sole discretion, may elect to sell its receivables due from us to the third-party financial institution at terms negotiated between the supplier and the third-party financial institution. We do not provide any guarantees to any third party in connection with these financing arrangements. Our obligations to our suppliers, including amounts due and scheduled payment terms, are not impacted, and no assets are pledged under the agreements. All outstanding amounts due to third-party financial institutions related to suppliers participating in such financing arrangements are recorded within Accounts payable and represent obligations outstanding under these supplier finance programs for invoices that were confirmed as valid and owed to the third-party financial institutions in our Condensed Consolidated Balance Sheets. As of July 15, 2023 and December 31, 2022, $3.1 billion and $3.2 billion of our Accounts payable were to suppliers participating in these financing arrangements.

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

Management Overview

A high-level summary of our financial results for the second quarter of 2023 included:

•Net sales during the second quarter of 2023 was $2.69 billion, an increase of 0.8% compared with the second quarter of 2022, driven predominately by new store openings, and partially offset by a decline in comparable store sales. Comparable store sales declined 0.6% compared with the second quarter of 2022, primarily driven by a decrease in demand within our professional business, and partially offset by an increase in our DIY omnichannel business.
•Gross profit margin for the second quarter of 2023 was 42.7% of Net sales, a decrease of 174 basis points compared with the second quarter of 2022. Gross profit margin was negatively impacted by higher product costs and supply chain deleverage that were not fully covered by pricing actions, partially offset by a reduction in LIFO-related expenses.
•Selling, General & Administrative (“SG&A”) expenses for the second quarter of 2023 were 37.7% of Net sales, an increase of 82 basis points compared with the second quarter of 2022. This increase as a percentage of Net sales was primarily driven by inflation in labor and benefit-related expenses as well as deleverage associated with new store openings, partially offset by a decrease in startup costs.
•We generated Diluted earnings per share (“Diluted EPS”) of $1.43 during the second quarter of 2023, compared with $2.38 in the second quarter of 2022.

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
•Progress in the implementation of a more efficient and optimized end-to-end supply chain to deliver our broad assortment of inventory.
•Actively pursuing new store openings in 2023 in existing markets and new markets.
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

Stores and Branches

Key factors in selecting sites and market locations in which we operate include population, demographics, traffic count, vehicle profile, competitive landscape and the cost of real estate. During the twenty-eight weeks ended July 15, 2023, 39 stores and branches were opened and 16 were closed, resulting in a total of 5,109 stores and branches compared with a total of 5,086 stores and branches as of December 31, 2022. There were no consolidated, converted and relocated during the twenty-eight weeks ended July 15, 2023.

Results of Operations

	Twelve Weeks Ended				$ Favorable/ (Unfavorable)	Basis Points
($ in millions)	July 15, 2023		July 16, 2022
Net sales	$2,686.1	100.0%	$2,665.4	100.0%	$20.7	—
Cost of sales	1,538.0	57.3	1,479.7	55.5	(58.3)	(174)
Gross profit	1,148.1	42.7	1,185.7	44.5	(37.6)	(174)
SG&A	1,013.7	37.7	984.0	36.9	(29.7)	(82)
Operating income	134.4	5.0	201.7	7.6	(67.3)	(256)
Interest expense	(20.9)	(0.8)	(10.2)	(0.4)	(10.7)	(39)
Other income (expense), net	1.7	0.1	(0.7)	—	2.4	9
Provision for income taxes	29.8	1.1	46.4	1.7	16.6	63
Net income	$85.4	3.2%	$144.4	5.4%	$(59.0)	(223)

	Twenty-Eight Weeks Ended				$ Favorable/ (Unfavorable)	Basis Points
($ in millions)	July 15, 2023		July 16, 2022
Net sales	$6,103.7	100.0%	$6,039.6	100.0%	$64.1	—
Cost of sales	3,484.9	57.1	3,347.4	55.4	(137.5)	(167)
Gross profit	2,618.7	42.9	2,692.2	44.6	(73.4)	(167)
SG&A (1)	2,394.4	39.2	2,287.3	37.9	(107.1)	(136)
Operating income	224.4	3.7	405.0	6.7	(180.5)	(303)
Interest expense	(50.6)	(0.8)	(23.1)	(0.4)	(27.5)	(45)
Loss on early redemptions of senior unsecured notes	—	—	(7.4)	(0.1)	7.4	12
Other income (expense), net	1.0	0.0	(0.6)	—	1.6	3
Provision for income taxes	46.8	0.8	89.7	1.5	42.9	72
Net income	$128.0	2.1%	$284.2	4.7%	$(156.1)	(261)
Note: Table amounts may not foot due to rounding.
(1) The twenty-eight weeks ended July 15, 2023 included an out-of-period charge of $17.3 million related to costs incurred in prior years but not expensed in the corresponding periods. The company determined the cumulative impact was not material to the current period or any previously issued financial statements.

Net Sales

Net sales for the twelve weeks ended July 15, 2023 increased 0.8% compared with the same period in 2022, driven predominately by new store openings. The increase from new store openings was partially offset by a decrease of comparable store sales of 0.6% for the twelve weeks ended July 15, 2023 compared with the twelve weeks ended July 16, 2022. Category growth was led by brakes, motor oil and batteries.

Net sales for the twenty-eight weeks ended July 15, 2023 increased 1.1% compared with the same period in 2022, driven predominately by new store openings. This was partially offset by a decrease of comparable store sales of 0.5% for the twenty-eight weeks ended July 15, 2023 compared with the twenty-eight weeks ended July 16, 2022. Category growth was led by motor oil and brakes.

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

Gross Profit

Gross profit for the twelve weeks ended July 15, 2023 was $1.15 billion, or 42.7% of Net sales, compared with $1.19 billion, or 44.5% of Net sales, for the twelve weeks ended July 16, 2022. For the twenty-eight weeks ended July 15, 2023 and July 16, 2022, Gross profit was $2.62 billion, or 42.9% of Net sales, and $2.69 billion, or 44.6% of Net sales.

During the twelve weeks ended and twenty-eight weeks ended July 15, 2023, Gross profit margin was negatively impacted by higher product costs and supply chain deleverage that were not fully covered by pricing actions. This was partially offset by a reduction in LIFO-related expenses.

Selling, General and Administrative Expenses

SG&A expenses for the twelve weeks ended July 15, 2023 were $1.01 billion, or 37.7% of Net sales, compared with $984.0 million, or 36.9% of Net sales, for the twelve weeks ended July 16, 2022. The increase in SG&A as a percentage of Net sales was primarily driven by inflation within labor and benefits, partially offset by a decrease in new store start-up costs.

SG&A expenses for the twenty-eight weeks ended July 15, 2023 were $2.39 billion, or 39.2% of Net sales, compared with $2.29 billion, or 37.9% of Net sales, for the twenty-eight weeks ended July 16, 2022. The increase in SG&A as a percentage of Net sales was primarily driven by inflation within labor and benefits, as well as an out-of-period charge as further described in Note 1. Basis of Presentation, partially offset by a decrease in new store start-up costs.

Provision for Income Taxes

Our Provision for income taxes for the twelve weeks ended July 15, 2023 was $29.8 million compared with $46.4 million for the twelve weeks ended July 16, 2022. For the twenty-eight weeks ended July 15, 2023 and July 16, 2022, our Provision for income taxes was $46.8 million and $89.7 million. The decrease in tax expense primarily resulted from lower Income before provision for income taxes compared with prior year.

Our effective tax rate was 25.9% and 24.3% for the twelve weeks ended July 15, 2023 and July 16, 2022. Our effective tax rate was 26.8% and 24.0% for the twenty-eight weeks ended July 15, 2023 and July 16, 2022. The higher effective income tax rate for the twelve weeks ended and twenty-eight weeks ended July 15, 2023 compared with July 16, 2022 reflected a discrete charge related to share based compensation.

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

Typically, we have funded our cash requirements primarily through cash generated from operations, supplemented by borrowings under our credit facilities and notes offerings as needed. We believe funds generated from our expected results of operations, available cash and cash equivalents, and available borrowings under our credit facility will be sufficient to fund our obligations for the next year. We also believe such funds, cash and available borrowings, together with our ability to generate cash through credit facilities and notes offerings, as needed, will be sufficient to fund our ongoing obligations.

Our supplier finance programs did not have a material impact on our liquidity or capital resources in the periods presented nor do we expect such arrangements to have a material impact on our liquidity or capital resources for the foreseeable future. However, as further described below, a decline in our credit ratings could result in lower supplier or bank participation in our supplier finance programs, which would likely have a material negative impact on our liquidity or capital resources.

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

On February 27, 2023, we entered into Amendment No. 1 (the “Amendment No. 1”) to the Credit Agreement, dated November 9, 2021, with Advance Auto Parts, Inc., as Borrower, Advance Stores Company, Incorporated, as a Guarantor, the lenders party thereto, and Bank of America, N.A., as administrative agent (the “2021 Credit Agreement”). Amendment No. 1 extends the maturity date of the 2021 Credit Agreement by one year from November 9, 2026, to November 9, 2027. Amendment No. 1 also replaces an adjusted LIBOR benchmark rate with a Term Secured Overnight Financing Rate benchmark rate, as adjusted by an increase of ten basis points, plus the applicable margin under 2021 Credit Agreement. Amendment No. 1 made no other material changes to the terms of the 2021 Credit Agreement. On August 21, 2023, we entered into Amendment No. 2 (“Amendment No. 2”) to the 2021 Credit Agreement in order to amend certain financial covenants related to the Consolidated Coverage Ratio (as defined therein). Pursuant to Amendment No. 2, we will not permit the Consolidated Coverage Ratio for each period of four fiscal quarters to be less than (a) 1.75 to 1.00 for quarters ending on October 7, 2023 and December 30, 2023, (b) 2.0 to 1.00 for quarters ending on April 20, 2024 through and including the quarters ending on October 4, 2025 and (c) 2.25 to 1.00 for quarters ending after October 4, 2025. Amendment No. 2 made no other material changes to the terms of the 2021 Credit Agreement.

Share Repurchase Program

Our share repurchase program permits the repurchase of our common stock on the open market and in privately negotiated transactions from time to time. We will continue our pause on repurchases under our existing share repurchase program for the remainder of 2023 and will continue to evaluate current and expected business conditions with respect to possible resumption of share repurchase activity in 2024.

During the twelve weeks ended and twenty-eight weeks ended July 15, 2023, we purchased no shares of our common stock under our share repurchase program. During the twelve weeks ended July 16, 2022, we repurchased 1.0 million shares at an aggregate cost of $200.0 million, or an average price of $199.02 per share. During the twenty-eight weeks ended July 16, 2022, we repurchased 2.1 million shares of our common stock under our share repurchase program at an aggregate cost of $448.2 million, or an average price of $215.74 per share. We had $947.3 million remaining under our share repurchase program as of July 15, 2023.

Analysis of Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities:

	Twenty-Eight Weeks Ended
(in thousands)	July 15, 2023	July 16, 2022
Cash flows (used in) provided by operating activities	$(164,559)	$308,543
Cash flows used in investing activities	(143,342)	(210,382)
Cash flows provided by (used in) financing activities	314,403	(465,560)
Effect of exchange rate changes on cash	1,280	6,522
Net increase (decrease) in cash and cash equivalents	$7,782	$(360,877)

Operating Activities

For the twenty-eight weeks ended July 15, 2023, Cash flows used in operating activities decreased by $473.1 million to $164.6 million compared with the same period of prior year. The net decrease in cash flows used in operating activities was driven by lower Net income and an increase in cash used in working capital, primarily in Accounts payable.

Investing Activities

For the twenty-eight weeks ended July 15, 2023, Cash flows used in investing activities were $143.3 million, a decrease of $67.0 million compared with the same period of prior year. The decrease in cash used in investing activities was primarily attributable to lower capital spend compared with the prior year.

Financing Activities

For the twenty-eight weeks ended July 15, 2023, Cash flows provided by financing activities was $314.4 million, an increase of $780.0 million compared with the same period of prior year. The increase in cash provided by financing activities was attributable to net proceeds received from the issuance of the 2026 Notes and 2028 Notes, a decrease in share repurchases of our common stock and a decrease in dividends paid during the twenty-eight weeks ended July 15, 2023.

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

As of July 15, 2023, we had a credit rating from Standard & Poor’s of BBB- and from Moody’s Investor Service of Baa2. As of July 15, 2023, the outlooks by Standard & Poor’s and Moody’s on our credit rating were negative. The current pricing grid used to determine our borrowing rate under the Credit Agreement is based on our credit ratings. If our credit ratings improve, our interest rate on future borrowing under the Credit Agreement may decrease. However, if our credit ratings decline, it would negatively impact our interest rate, and our access to additional financing on favorable terms may be limited. In addition, a decline in our credit ratings would reduce the attractiveness of our supplier finance programs, whereby our suppliers are provided financing arrangements based on our credit rating. This could result in significantly lower supplier or bank participation in those programs. Meaningfully lower participation in our supplier payment programs would shorten our payable terms, resulting in an increase in our working capital requirements, and would likely have a material negative impact on our liquidity and capital resources.

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

During the twenty-eight weeks ended July 15, 2023, there were no changes to the critical accounting policies discussed in our 2022 Form 10-K. For a complete discussion of our critical accounting policies, refer to the 2022 Form 10-K.

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

Our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of July 15, 2023. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective to accomplish their objectives at the reasonable assurance level solely due to the material weakness described below.

Control Environment

As previously disclosed in our Form 10-Q for the period ended April 22, 2023, management identified a material weakness in our internal control over financial reporting that existed due to turnover of key accounting positions during the first quarter of 2023. The Company was unable to attract, develop and retain sufficient resources to fulfill internal control responsibilities during the first quarter.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Management believes that the Condensed Consolidated Financial Statements and related financial information included in this Form 10-Q present fairly, in all material respects, our balance sheets, statements of operations, comprehensive income and cash flows as of and for the periods presented.

Remediation Efforts to Address the Previously Disclosed Material Weakness

The Company has devoted, and will continue to devote, significant time and resources to execute our plan to remediate the aforementioned material weakness and enable us to conclude full remediation on or before December 30, 2023. The following components of the remediation plan, among others, have been completed or are in process:

•Hired experienced personnel (both permanent employees and contract labor) with the requisite accounting and internal controls knowledge and experience to sufficiently complement the existing global controllership organization;
•Engaged a third-party consultant to review (and update as appropriate when completed) the organizational structure of the global controllership function;
•Assessed (with estimated completion by third quarter of 2023) and updated (as appropriate) our methodologies, policies and procedures to ensure adequate design and effectiveness of processes supporting internal control over financial reporting; and
•Assessed the specific training needs for newly hired and existing personnel to develop and deliver training programs, designed to uphold our internal controls standards, during the third quarter of 2023.

The Company is continuing to implement its remediation plan, including its determination if additional updates are appropriate in the enumerated points above. In accordance with the Company’s defined internal controls policies, the material weakness will not be considered fully remediated until the actions above are remediated and have operated effectively for a sufficient period of time. The Company is committed to validating that the changes implemented are operating as intended within our remediation plan.

Changes in Internal Control Over Financial Reporting

Except for the changes described above, there has been no change in the Company’s internal control over financial reporting during the quarter ended July 15, 2023 that has materially affected or is reasonably likely to materially affect its internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

PART II. OTHER INFORMATION

ITEM 1A.RISK FACTORS

Please refer to “Item 1A. Risk Factors” found in our 2022 Form 10-K filed for the year ended December 31, 2022 for risks that, if they were to occur, could materially adversely affect our business, financial condition, results of operations, cash flows and future prospects, which could in turn materially affect the price of our common stock.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth the information with respect to repurchases of our common stock for the quarter ended July 15, 2023:

	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
April 23, 2023 to May 20, 2023	23	$121.38	—	$947,338,896
May 21, 2023 to June 17, 2023	7,453	$94.54	—	$947,338,896
June 18, 2023 to July 15, 2023	24	$72.61	—	$947,338,896
Total	7,500	$96.65	—

(1)The aggregate cost of repurchasing shares in connection with the net settlement of shares issued as a result of the vesting of restricted stock units was $0.7 million, or an average price of $96.65 per share, during the twelve weeks ended July 15, 2023.

ITEM 5.     OTHER INFORMATION

During the twelve weeks ended July 15, 2023, no “Rule 10b5-1 trading arrangements” were adopted or terminated by the Company’s officers or directors. Additionally, no “non-Rule 10b5-1 trading arrangements” were adopted or terminated by the Company’s officers or directors during the twelve weeks ended July 15, 2023, as each term is defined in Item 408 of Regulation S-K.

ITEM 6.EXHIBITS

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of Advance Auto Parts, Inc., effective May 24, 2017.	10-Q	3.1	8/14/2018
3.2	Amended and Restated Bylaws of Advance Auto Parts, Inc., effective August 8, 2023.	10-Q	3.2	8/8/2023
10.1*	Amendment No. 2 to the Credit Agreement Dated as of August 21, 2023.
22.1*	List of the Issuer and its Guarantor Subsidiaries.
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104.1*	Cover Page Interactive Data file (Embedded within Inline XBRL Documents and Included in Exhibit 101).
* Filed herewith
** Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCE AUTO PARTS, INC.

Date: August 23, 2023	/s/ William J. Pellicciotti Jr.
William J. Pellicciotti Jr. Senior Vice President, Controller and Chief Accounting Officer