Form 10-Q
period 2023-10-07
ADVANCE AUTO PARTS INC
filed 2023-11-21
CIK 1158449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q
________________________________________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 7, 2023
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 13, 2023, the number of shares of the registrant’s common stock outstanding was 59,501,990 shares.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements herein are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are usually identifiable by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “guidance,” “intend,” “likely,” “may,” “plan,” “position,” “possible,” “potential,” “probable,” “project,” “should,” “strategy,” “will,” or similar language. All statements other than statements of historical fact are forward-looking statements, including, but not limited to, statements about our strategic initiatives, including cost reduction initiatives, our intended sale of the Worldpac and Carquest Canada portions of our business, operational plans and objectives, expectations for economic conditions and future business and financial performance, as well as statements regarding underlying assumptions related thereto. Forward-looking statements reflect our views based on historical results, current information and assumptions related to future developments. Except as may be required by law, we undertake no obligation to update any forward-looking statements made herein. Forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those projected or implied by the forward-looking statements. They include, among others, factors related to the company’s leadership transitions, our ability to complete the planned divestitures of Worldpac and Carquest Canada, our ability to hire, train and retain qualified employees, the timing and implementation of strategic initiatives, deterioration of general macroeconomic conditions, geopolitical conflicts, the highly competitive nature of our industry, demand for our products and services, access to financing on favorable terms, complexities in our inventory and supply chain and challenges with transforming and growing our business. Except as may be required by law, we undertake no obligation to update any forward-looking statements made herein. Please refer to “Item 1A. Risk Factors” of our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”), as updated by our subsequent filings with the SEC, for a description of these and other risks and uncertainties that could cause actual results to differ materially from those projected or implied by the forward-looking statements.

PART I. FINANCIAL INFORMATION
ITEM 1.CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except per share data) (Unaudited)

Assets	October 7, 2023	December 31, 2022
Current assets:
Cash and cash equivalents	$317,528	$269,282
Receivables, net	868,305	698,613
Inventories, net	4,949,382	4,911,053
Other current assets	185,249	163,695
Total current assets	6,320,464	6,042,643
Property and equipment, net of accumulated depreciation of $2,797,496 and $2,590,382	1,663,080	1,690,139
Operating lease right-of-use assets	2,600,946	2,607,690
Goodwill	989,934	990,471
Other intangible assets, net	598,699	620,901
Other assets	75,809	62,429
Total assets	$12,248,932	$12,014,273
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,943,019	$4,136,415
Accrued expenses	714,317	641,099
Current portion of long-term debt	—	185,000
Other current liabilities	478,603	427,480
Total current liabilities	5,135,939	5,389,994
Long-term debt	1,785,717	1,188,283
Noncurrent operating lease liabilities	2,209,899	2,278,318
Deferred income taxes	382,840	415,997
Other long-term liabilities	87,669	87,214
Total liabilities	9,602,064	9,359,806

Stockholders’ equity:
Preferred stock, nonvoting, $0.0001 par value	—	—
Common stock, voting, $0.0001 par value (59,482 shares and 59,264 shares outstanding at October 7, 2023 and December 31, 2022, respectively)	8	8
Additional paid-in capital	937,040	897,560
Treasury stock, at cost	(2,933,005)	(2,918,768)
Accumulated other comprehensive loss	(47,599)	(45,143)
Retained earnings	4,690,424	4,720,810
Total stockholders’ equity	2,646,868	2,654,467
Total liabilities and stockholders’ equity	$12,248,932	$12,014,273

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(in thousands, except per share data) (Unaudited)

	Twelve Weeks Ended		Forty Weeks Ended
	October 7, 2023	October 8, 2022	October 7, 2023	October 8, 2022
Net sales	$2,719,079	$2,641,341	$8,822,738	$8,680,977
Cost of sales, including purchasing and warehousing costs	1,732,420	1,462,094	5,220,200	4,821,037
Gross profit	986,659	1,179,247	3,602,538	3,859,940
Selling, general and administrative expenses	1,030,355	1,008,226	3,407,445	3,301,959
Operating (loss) income	(43,696)	171,021	195,093	557,981
Other, net:
Interest expense	(19,407)	(12,039)	(69,993)	(35,114)
Loss on early redemption of senior unsecured notes	—	—	—	(7,408)
Other expense, net	(1,216)	(5,054)	(206)	(5,282)
Total other, net	(20,623)	(17,093)	(70,199)	(47,804)
(Loss) Income before provision for income taxes	(64,319)	153,928	124,894	510,177
Provision for income taxes	(15,686)	38,047	34,649	123,383
Net (loss) income	$(48,633)	$115,881	$90,245	$386,794

Basic (loss) earnings per common share	$(0.82)	$1.93	$1.52	$6.38
Weighted-average common shares outstanding	59,474	60,053	59,411	60,656
Diluted (loss) earnings per common share	$(0.82)	$1.92	$1.51	$6.34
Weighted-average common shares outstanding	59,630	60,384	59,588	61,045

Condensed Consolidated Statements of Comprehensive (Loss) Income
(in thousands) (Unaudited)

	Twelve Weeks Ended		Forty Weeks Ended
	October 7, 2023	October 8, 2022	October 7, 2023	October 8, 2022
Net (loss) income	$(48,633)	$115,881	$90,245	$386,794
Other comprehensive loss:
Changes in net unrecognized other postretirement benefits, net of tax (benefit) expense of $(13), $25, $43 and $41	(38)	(70)	121	(116)
Currency translation adjustments	(10,737)	(13,625)	(2,577)	(20,864)
Total other comprehensive loss	(10,775)	(13,695)	(2,456)	(20,980)
Comprehensive (loss) income	$(59,408)	$102,186	$87,789	$365,814

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries Condensed Consolidated Statements of Changes in Stockholders’ Equity (in thousands, except per share data) (Unaudited)

	Twelve Weeks Ended October 7, 2023
	Common Stock		Additional Paid-in Capital	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at July 15, 2023	59,457	$8	$925,411	$(2,932,576)	$(36,824)	$4,754,220	$2,710,239
Net loss	—	—	—	—	—	(48,633)	(48,633)
Total other comprehensive loss	—	—	—	—	(10,775)	—	(10,775)
Restricted stock units and deferred stock units vested	18	—	—	—	—	—	—
Share-based compensation	—	—	10,582	—	—	—	10,582
Stock issued under employee stock purchase plan	14	—	1,047	—	—	—	1,047
Repurchases of common stock	(7)	—	—	(429)	—	—	(429)
Cash dividends declared ($0.25 per common share)	—	—	—	—	—	(15,163)	(15,163)
Balance at October 7, 2023	59,482	$8	$937,040	$(2,933,005)	$(47,599)	$4,690,424	$2,646,868

	Twelve Weeks Ended October 8, 2022
	Common Stock		Additional Paid-in Capital	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at July 16, 2022	60,118	$8	$875,500	$(2,766,457)	$(34,239)	$4,698,756	$2,773,568
Net income	—	—	—	—	—	115,881	115,881
Total other comprehensive loss	—	—	—	—	(13,695)	—	(13,695)
Issuance of shares upon the exercise of stock options	1	—	142	—	—	—	142
Restricted stock units and deferred stock units vested	22	—	—	—	—	—	—
Share-based compensation	—	—	10,946	—	—	—	10,946
Stock issued under employee stock purchase plan	7	—	1,050	—	—	—	1,050
Repurchases of common stock	(452)	—	—	(76,439)	—	—	(76,439)
Cash dividends declared ($1.50 per common share)	—	—	—	—	—	(90,706)	(90,706)
Other	—	—	(1,200)	—	—	—	(1,200)
Balance at October 8, 2022	59,696	$8	$886,438	$(2,842,896)	$(47,934)	$4,723,931	$2,719,547

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries Condensed Consolidated Statements of Changes in Stockholders’ Equity (in thousands, except per share data) (Unaudited)

	Forty Weeks Ended October 7, 2023
	Common Stock		Additional Paid-in Capital	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	59,264	$8	$897,560	$(2,918,768)	$(45,143)	$4,720,810	$2,654,467
Net income	—	—	—	—	—	90,245	90,245
Total other comprehensive loss	—	—	—	—	(2,456)	—	(2,456)
Issuance of shares upon the exercise of stock options	—	—	—	—	—	—	—
Restricted stock units and deferred stock units vested	294	—		—	—	—	—
Share-based compensation	—	—	37,435	—	—	—	37,435
Stock issued under employee stock purchase plan	32	—	3,045	—	—	—	3,045
Repurchases of common stock	(108)	—	—	(14,237)	—	—	(14,237)
Cash dividends declared ($2.00 per common share)	—	—	—	—	—	(120,631)	(120,631)
Other	—	—	(1,000)	—	—	—	(1,000)
Balance at October 7, 2023	59,482	$8	$937,040	$(2,933,005)	$(47,599)	$4,690,424	$2,646,868

	Forty Weeks Ended October 8, 2022
	Common Stock		Additional Paid-in Capital	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2022	62,009	$8	$845,407	$(2,300,288)	$(26,954)	$4,611,281	$3,129,454
Net income	—	—	—	—	—	386,794	386,794
Total other comprehensive loss	—	—	—	—	(20,980)	—	(20,980)
Issuance of shares upon the exercise of stock options	3	—	496	—	—	—	496
Restricted stock units and deferred stock units vested	281	—	—	—	—	—	—
Share-based compensation	—	—	40,291	—	—	—	40,291
Stock issued under employee stock purchase plan	25	—	3,144	—	—	—	3,144
Repurchases of common stock	(2,622)	—	—	(542,608)	—	—	(542,608)
Cash dividends declared ($4.50 per common share)	—	—	—	—	—	(274,144)	(274,144)
Other	—	—	(2,900)	—	—	—	(2,900)
Balance at October 8, 2022	59,696	$8	$886,438	$(2,842,896)	$(47,934)	$4,723,931	$2,719,547

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands) (Unaudited)

	Forty Weeks Ended
	October 7, 2023	October 8, 2022
Cash flows from operating activities:
Net income	$90,245	$386,794
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	234,976	215,224
Share-based compensation	37,435	40,291
Loss and impairment of long-lived assets	1,886	2,858
Loss on early redemption of senior unsecured notes	—	7,408
Provision for deferred income taxes	(33,059)	24,144
Other, net	1,499	2,064
Net change in:
Receivables, net	(170,371)	(89,304)
Inventories, net	(41,025)	(249,729)
Accounts payable	(191,871)	177,103
Accrued expenses	145,704	(27,576)
Other assets and liabilities, net	(45,015)	(6,183)
Net cash provided by operating activities	30,404	483,094
Cash flows from investing activities:
Purchases of property and equipment	(187,201)	(333,639)
Proceeds from sales of property and equipment	2,001	1,821
Net cash used in investing activities	(185,200)	(331,818)
Cash flows from financing activities:
Borrowings under credit facilities	4,805,000	1,123,000
Payments on credit facilities	(4,990,000)	(938,000)
Borrowings on senior unsecured notes	599,571	348,618
Payments on senior unsecured notes	—	(201,081)
Dividends paid	(194,322)	(336,230)
Repurchases of common stock	(14,237)	(542,608)
Other, net	(1,028)	463
Net cash provided by (used in) financing activities	204,984	(545,838)
Effect of exchange rate changes on cash	(1,942)	(15,662)
Net increase (decrease) in cash and cash equivalents	48,246	(410,224)
Cash and cash equivalents, beginning of period	269,282	601,428
Cash and cash equivalents, end of period	$317,528	$191,204

Non-cash transactions:
Accrued purchases of property and equipment	$9,434	$13,126

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

As of October 7, 2023, we operated a total of 4,785 stores and 320 branches primarily within the United States, with additional locations in Canada, Puerto Rico and the U.S. Virgin Islands. In addition, as of October 7, 2023, we served 1,307 independently owned Carquest branded stores across the same geographic locations served by our stores and branches in addition to Mexico and various Caribbean islands. Our stores operate primarily under the trade names “Advance Auto Parts” and “Carquest” and our branches operate under the “Worldpac” and “Autopart International” trade names.

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

Immaterial Restatement of Prior Period Financial Statements

As previously disclosed in our quarterly report on Form 10-Q for the period ended April 22, 2023, we identified an out of period charge of $17.3 million, which related to Selling, general and administrative (“SG&A”) expenses incurred in prior years but not previously expensed and was corrected by recognizing the charge in the sixteen weeks ended April 22, 2023. In connection with the preparation of our financial statements for the third quarter of 2023, we identified additional errors impacting Cost of sales. These errors reduced Cost of sales in periods prior to fiscal year 2023 by $10.2 million and primarily related to product returns and vendor credits. We assessed the materiality of the errors, including the presentation on prior period consolidated financial statements, on a qualitative and quantitative basis in accordance with SEC Staff Accounting Bulletin No. 99, Materiality, codified in Accounting Standards Codification Topic 250, Accounting Changes and Error Corrections. Based on this assessment, we concluded that these errors and the related impacts did not result in a material misstatement of our previously issued consolidated financial statements as of and for the fiscal year ended December 31, 2022 and our previously issued unaudited condensed consolidated interim financial statements as of and for the twelve and forty weeks ended October 8, 2022, the sixteen weeks ended April 22, 2023 and the twelve and twenty-eight weeks ended July 15, 2023. However, correcting the cumulative effect of these errors in the twelve and forty weeks ended October 7, 2023 would have had a significant effect on the results of operations for such periods.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Amounts presented in thousands, except per share data, unless otherwise stated)
(Unaudited)

Therefore, we have corrected the relevant prior periods Condensed Consolidated Financial Statements and related footnotes for these and other immaterial errors for comparative purposes. We will also correct previously reported financial information for such immaterial errors in future filings, as applicable.

A summary of the corrections to the impacted financial statement line items from our previously issued financial statements are presented in Note 12. Immaterial Misstatement of Prior Period Financial Statements.

2.    Significant Accounting Policies

Revenues

The following table summarizes disaggregated revenue from contracts with customers by product group:

	Twelve Weeks Ended		Forty Weeks Ended
	October 7, 2023	October 8, 2022	October 7, 2023	October 8, 2022
Percentage of Sales:
Parts and Batteries	67%	67%	66%	66%
Accessories and Chemicals	19	20	20	20
Engine Maintenance	13	12	13	13
Other	1	1	1	1
Total	100%	100%	100%	100%

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

3.    Inventories, net

Inventories, net, are stated at the lower of cost or market. We used the last in, first out (“LIFO”) method of accounting for approximately 91.8% of inventories as of October 7, 2023 and 92.2% of inventories as of December 31, 2022. Under the LIFO method, our Cost of sales reflects the costs of the most recently purchased inventories, while the inventory carrying balance represents the costs for inventories purchased in the forty weeks ended October 7, 2023 and prior years. As a result of changes in the LIFO reserve, we recorded a reduction to Cost of sales of $56.1 million for the twelve weeks ended October 7, 2023 and an increase to Cost of sales of $67.5 million for the twelve weeks ended October 8, 2022 to state inventories at LIFO. For the forty weeks ended October 7, 2023 and October 8, 2022, we recorded a reduction to Cost of Sales of $89.6 million and an increase to Cost of sales of $240.8 million to state inventories at LIFO.

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

Inventory balances were as follows:

	October 7, 2023	December 31, 2022
Inventories at first in, first out (“FIFO”), net	$5,138,450	$5,189,702
Adjustments to state inventories at LIFO	(189,068)	(278,649)
Inventories at LIFO, net	$4,949,382	$4,911,053

During the twelve weeks ended October 7, 2023, we commenced a strategic and operational review of the business, which included the rationalization of product assortment and planned decisive actions. As a result, we made a change in our estimate of excess inventory reserves resulting in an increase to Cost of sales of approximately $119.0 million.

4.    Intangible Assets

Our definite-lived intangible assets include customer relationships and non-compete agreements. Amortization expense was $6.7 million and $7.0 million for the twelve weeks ended October 7, 2023 and October 8, 2022, respectively, and $22.7 million and $23.6 million for the forty weeks ended October 7, 2023 and October 8, 2022, respectively.

5.    Receivables, net

Receivables, net, consisted of the following:

	October 7, 2023	December 31, 2022
Trade	$670,106	$576,548
Vendor	200,329	126,640
Other	14,762	10,638
Total receivables	885,197	713,826
Less: allowance for credit losses	(16,892)	(15,213)
Receivables, net	$868,305	$698,613

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Amounts presented in thousands, except per share data, unless otherwise stated)
(Unaudited)

6.    Long-term Debt and Fair Value of Financial Instruments

Long-term debt consists of the following:

	October 7, 2023	December 31, 2022
5.90% Senior Unsecured Notes due March 9, 2026	$298,198	$—
1.75% Senior Unsecured Notes due October 1, 2027	347,383	346,947
5.95% Senior Unsecured Notes due March 9, 2028	298,011	—
3.90% Senior Unsecured Notes due April 15, 2030	496,014	495,562
3.50% Senior Unsecured Notes due March 15, 2032	346,111	345,774
Revolving credit facility	—	185,000
	$1,785,717	$1,373,283
Less: Current portion of long-term debt	—	(185,000)
Long-term debt, excluding the current portion	$1,785,717	$1,188,283
Fair value of long-term debt	$1,518,769	$1,021,396

Fair Value of Financial Assets and Liabilities

The fair value of our senior unsecured notes was determined using Level 2 inputs based on quoted market prices. The carrying amounts of our Cash and cash equivalents, Receivables, net, Accounts payable and Accrued expenses approximate their fair values due to the relatively short-term nature of these instruments.

Bank Debt

On February 27, 2023, we entered into Amendment No. 1 (the “Amendment No. 1”) to the Credit Agreement dated November 9, 2021, with Advance Auto Parts, Inc., as Borrower, Advance Stores Company, Incorporated, as a Guarantor, the lenders party thereto, and Bank of America, N.A., as administrative agent (the “2021 Credit Agreement”). Amendment No. 1 extended the maturity date of the 2021 Credit Agreement by one year from November 9, 2026, to November 9, 2027 and replaced an adjusted LIBOR benchmark rate with a term secured overnight financing rate benchmark rate, as adjusted by an increase of ten basis points, plus the applicable margin under the 2021 Credit Agreement. Amendment No. 1 made no other material changes to the terms of the 2021 Credit Agreement. On August 21, 2023, we entered into Amendment No. 2 (“Amendment No. 2”) to the 2021 Credit Agreement in order to amend certain financial covenants related to the Consolidated Coverage Ratio (as defined therein). Pursuant to Amendment No. 2, we will not permit the Consolidated Coverage Ratio for each period of four fiscal quarters to be less than (a) 1.75 to 1.00 for quarters ending on October 7, 2023 and December 30, 2023, (b) 2.0 to 1.00 for quarters ending on April 20, 2024 through and including the quarters ending on October 4, 2025 and (c) 2.25 to 1.00 for quarters ending after October 4, 2025. Amendment No. 2 made no other material changes to the terms of the 2021 Credit Agreement. On November 20, 2023, we entered into Amendment No. 3 (“Amendment No. 3”) to the 2021 Credit Agreement to further amend certain financial covenants related to the Consolidated Coverage Ratio. Refer to Note 14. Subsequent Event for further details.

As of October 7, 2023, we had no outstanding borrowings, $1.2 billion of borrowing availability and no letters of credit outstanding under the 2021 Credit Agreement. As of December 31, 2022, we had $185.0 million outstanding borrowings, $1.0 billion of borrowing availability and no letters of credit outstanding under the 2021 Credit Agreement.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Amounts presented in thousands, except per share data, unless otherwise stated)
(Unaudited)

As of October 7, 2023 and December 31, 2022, we had $91.0 million and $90.2 million of bilateral letters of credit issued separately from the 2021 Credit Agreement, none of which were drawn upon. These bilateral letters of credit generally have a term of one year or less and primarily serve as collateral for our self-insurance policies.

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

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Amounts presented in thousands, except per share data, unless otherwise stated)
(Unaudited)

Debt Guarantees

We are a guarantor of loans made by banks to various independently owned Carquest-branded stores that are customers of ours. These loans totaled $104.8 million and $96.9 million as of October 7, 2023 and December 31, 2022 and are collateralized by security agreements on merchandise inventory and other assets of the borrowers. The approximate value of the inventory collateralized by these agreements was $210.4 million and $174.6 million as of October 7, 2023 and December 31, 2022.

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

Total lease cost is included in Cost of sales and SG&A expenses in the accompanying Condensed Consolidated Statements of Operations and is recorded net of immaterial sublease income. Total lease cost was comprised of the following:

	Twelve Weeks Ended		Forty Weeks Ended
	October 7, 2023	October 8, 2022	October 7, 2023	October 8, 2022
Operating lease cost	$133,871	$130,108	$438,461	$433,147
Variable lease cost	40,974	40,910	133,407	136,183
Total lease cost	$174,845	$171,018	$571,868	$569,330

Other information relating to our lease liabilities is as follows:

	Forty Weeks Ended
	October 7, 2023	October 8, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$444,391	$478,658
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$360,319	$343,950

8.    Share Repurchase Program

Our Board of Directors had previously authorized a total aggregate of $2.7 billion for our share repurchase program. Our share repurchase program permits the repurchase of our common stock on the open market and in privately negotiated transactions from time to time.

During the twelve weeks ended and forty weeks ended October 7, 2023, we did not purchase any shares of our common stock under our share repurchase program. During the twelve weeks ended October 8, 2022, we repurchased 0.4 million shares at an aggregate cost of $75.0 million, or an average price of $168.93 per share. During the forty weeks ended October 8, 2022, we repurchased 2.5 million shares of our common stock under our share repurchase program at an aggregate cost of $523.2 million, or an average price of $207.50 per share. We had $947.3 million remaining under our share repurchase program as of October 7, 2023.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Amounts presented in thousands, except per share data, unless otherwise stated)
(Unaudited)

9.    Earnings per Share

The computations of basic and diluted earnings per share were as follows:

	Twelve Weeks Ended		Forty Weeks Ended
	October 7, 2023	October 8, 2022	October 7, 2023	October 8, 2022
Numerator
Net (loss) income applicable to common shares	$(48,633)	$115,881	$90,245	$386,794
Denominator
Basic weighted-average common shares	59,474	60,053	59,411	60,656
Dilutive impact of share-based awards	156	331	177	389
Diluted weighted-average common shares (1)	59,630	60,384	59,588	61,045

Basic (loss) earnings per common share	$(0.82)	$1.93	$1.52	$6.38
Diluted (loss) earnings per common share	$(0.82)	$1.92	$1.51	$6.34

(1)For the twelve weeks ended October 7, 2023 and October 8, 2022, 515 thousand and 163 thousand restricted stock units (“RSUs”) were excluded from the diluted calculation as their inclusion would have been anti-dilutive. For the forty weeks ended October 7, 2023 and October 8, 2022, 299 thousand and 122 thousand RSUs were excluded from the diluted calculation as their inclusion would have been anti-dilutive.

10.    Share-Based Compensation

During the twelve weeks ended October 7, 2023, we granted 133 thousand time-based RSUs and 150 thousand stock options. During the forty weeks ended October 7, 2023, we granted 546 thousand time-based RSUs, 22 thousand performance-based RSUs, 73 thousand market-based RSUs and 298 thousand stock options. The general terms of the time-based and market-based RSUs are similar to awards previously granted by us. The performance-based RSUs granted may vest following a one-year period subject to the achievement of certain financial goals and employment service as specified in the grant agreement. We grant options to purchase common stock to certain employees under our 2023 Omnibus Incentive Compensation Plan, which recently replaced our 2014 Long-Term Incentive Plan (the “Prior Plan”). Options issued prior to June 2023 were granted under the Prior Plan. The general terms of the stock options will be similar to awards previously granted. We record compensation expense for the grant date fair value of the option awards evenly over the vesting period.

The weighted-average fair values of the time-based RSUs granted during the twelve weeks ended October 7, 2023 were $61.19 per share. The weighted-average fair values of the time-based, performance-based and market-based RSUs granted during the forty weeks ended October 7, 2023 were $95.09, $135.13 and $139.75 per share. The fair value of each market-based RSU was determined using a Monte Carlo simulation model. For time-based and performance-based RSUs, the fair value of each award was determined based on the market price of our stock on the date of grant adjusted for expected dividends during the vesting period, as applicable.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Amounts presented in thousands, except per share data, unless otherwise stated)
(Unaudited)

The weighted-average fair value of stock options granted during the twelve weeks ended October 7, 2023 was $23.49 per share. The weighted-average fair value of stock options granted during the forty weeks ended October 7, 2023 was $29.39 per share. The fair value was estimated on the date of grant by applying the Black-Scholes option-pricing valuation model.

	Twelve Weeks Ended	Forty Weeks Ended
	October 7, 2023	October 7, 2023
Risk-free interest rate (1)	4.3%	4.1	-	4.3%
Expected term (2)	6 years	6 years
Expected volatility (3)	41.4%	35.1	-	41.4%
Expected dividend yield (4)	1.5%	1.5	-	4.1%

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

The total income tax benefit related to share-based compensation expense for the twelve and forty weeks ended October 7, 2023 was $2.6 million and $9.1 million, respectively. As of October 7, 2023, there was $83.1 million of unrecognized compensation expense related to all share-based awards that is expected to be recognized over a weighted-average period of 1.6 years.

11. Supplier Finance Programs

We maintain supply chain financing agreements with third-party financial institutions to provide our suppliers with enhanced receivables options. Through these agreements, our suppliers, at their sole discretion, may elect to sell their receivables due from us to the third-party financial institution at terms negotiated between the supplier and the third-party financial institution. We do not provide any guarantees to any third party in connection with these financing arrangements. Our obligations to our suppliers, including amounts due and scheduled payment terms, are not impacted, and no assets are pledged under the agreements. All outstanding amounts due to third-party financial institutions related to suppliers participating in such financing arrangements are recorded within Accounts payable and represent obligations outstanding under these supplier finance programs for invoices that were confirmed as valid and owed to the third-party financial institutions in our Condensed Consolidated Balance Sheets. As of October 7, 2023 and December 31, 2022, $3.2 billion and $3.2 billion of our Accounts payable were to suppliers participating in these financing arrangements.

12. Immaterial Restatement of Prior Period Financial Statements

As discussed in Note 1, we identified errors in our consolidated financial statements. A summary of the corrections to the impacted financial statement line items in our previously issued Consolidated Balance Sheet, Consolidated Statement of Operations, Consolidated Statement of Comprehensive Income, Consolidated Statement of Changes in Stockholders’ Equity and Consolidated Statement of Cash Flows as of and for the year ended December 31, 2022 included in previously filed Annual Report on Form 10-K and Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Comprehensive Income, Condensed Consolidated Statements of Changes in Stockholders’ Equity and Condensed Consolidated Statements of Cash Flows for periods presented below, which were presented in previously filed Quarterly Reports on Form 10-Q, are as follows (tables may not foot due to rounding):

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Amounts presented in thousands, except per share data, unless otherwise stated)
(Unaudited)

Condensed Consolidated Balance Sheet
October 8, 2022
	As Previously Reported	Adjustments	As Corrected
Assets
Receivables, net	$845,667	$(2,795)	$842,872
Total current assets	6,162,519	(2,795)	6,159,724
Total assets	$12,132,079	$(2,795)	$12,129,284

Liabilities and Stockholders’ Equity
Accounts payable	$4,097,412	$(16,579)	$4,080,833
Accrued expenses	681,216	10,312	691,528
Total current liabilities	5,442,901	(6,267)	5,436,634
Total liabilities	9,416,004	(6,267)	9,409,737
Accumulated other comprehensive loss	(54,298)	6,364	(47,934)
Retained earnings	4,726,823	(2,892)	4,723,931
Total stockholders’ equity	2,716,075	3,472	2,719,547
Total liabilities and stockholders’ equity	$12,132,079	$(2,795)	$12,129,284

Condensed Consolidated Balance Sheet
December 31, 2022
	As Previously Reported	Adjustments	As Corrected
Assets
Inventories, net	$4,915,262	$(4,209)	$4,911,053
Total current assets	6,046,852	(4,209)	6,042,643
Total assets	$12,018,482	$(4,209)	$12,014,273

Liabilities and Stockholders’ Equity
Accounts payable	$4,123,462	$12,953	$4,136,415
Accrued expenses	634,447	6,652	641,099
Total current liabilities	5,370,389	19,605	5,389,994
Total liabilities	9,340,201	19,605	9,359,806
Retained earnings	4,744,624	(23,814)	4,720,810
Total stockholders’ equity	2,678,281	(23,814)	2,654,467
Total liabilities and stockholders’ equity	$12,018,482	$(4,209)	$12,014,273

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Amounts presented in thousands, except per share data, unless otherwise stated)
(Unaudited)

Condensed Consolidated Balance Sheet
April 22, 2023
	As Previously Reported	Adjustments	As Corrected
Liabilities and Stockholders’ Equity
Accounts payable	$3,682,749	$15,995	$3,698,744
Accrued expenses	718,290	(3,970)	714,320
Total current liabilities	4,983,455	12,025	4,995,480
Total liabilities	9,546,077	12,025	9,558,102
Retained earnings	4,697,697	(12,025)	4,685,672
Total stockholders’ equity	$2,636,161	$(12,025)	$2,624,136

Condensed Consolidated Balance Sheet
July 15, 2023
	As Previously Reported	Adjustments	As Corrected
Liabilities and Stockholders’ Equity
Accounts payable	$3,780,215	$17,221	$3,797,436
Accrued expenses	685,191	(4,273)	680,918
Total current liabilities	5,026,378	12,948	5,039,326
Total liabilities	9,581,189	12,948	9,594,137
Retained earnings	4,767,168	(12,948)	4,754,220
Total stockholders’ equity	$2,723,187	$(12,948)	$2,710,239

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Amounts presented in thousands, except per share data, unless otherwise stated)
(Unaudited)

Condensed Consolidated Statements of Operations
October 8, 2022
	Twelve Weeks Ended			Forty Weeks Ended
	As Previously Reported	Adjustments	As Corrected	As Previously Reported	Adjustments	As Corrected
Cost of sales	$1,461,490	$604	$1,462,094	$4,808,888	$12,149	$4,821,037
Gross profit	1,179,851	(604)	1,179,247	3,872,089	(12,149)	3,859,940
Selling, general and administrative expenses	1,002,653	5,573	1,008,226	3,289,940	12,019	3,301,959
Operating income	177,198	(6,177)	171,021	582,149	(24,168)	557,981
Other (expense) income, net	(17,741)	12,687	(5,054)	(18,314)	13,032	(5,282)
Total other, net	(29,780)	12,687	(17,093)	(60,836)	13,032	(47,804)
Income before provision for income taxes	147,418	6,510	153,928	521,313	(11,136)	510,177
Provision for income taxes	36,436	1,611	38,047	126,137	(2,754)	123,383
Net income	$110,982	$4,899	$115,881	$395,176	$(8,382)	$386,794

Basic earnings per share	$1.85	$0.08	$1.93	$6.52	$(0.14)	$6.38
Basic weighted average shares	60,053	—	60,053	60,656	—	60,656

Diluted earnings per common share	$1.84	$0.08	$1.92	$6.47	$(0.14)	$6.34
Diluted weighted average shares	60,384	—	60,384	61,045	—	61,045

Condensed Consolidated Statement of Operations
December 31, 2022
	Year Ended
	As Previously Reported	Adjustments	As Corrected
Cost of sales	$6,192,622	$26,065	$6,218,687
Gross profit	4,962,100	(26,065)	4,936,035
Selling, general and administrative expenses	4,247,949	12,444	4,260,393
Operating income	714,151	(38,509)	675,642
Other (expense) income, net	(6,996)	(427)	(7,423)
Total other, net	(65,464)	(427)	(65,891)
Income before provision for income taxes	648,687	(38,936)	609,751
Provision for income taxes	146,815	(9,635)	137,180
Net income	$501,872	$(29,301)	$472,571

Basic earnings per share	$8.32	$(0.49)	$7.83
Basic weighted average shares	60,351	—	60,351

Diluted earnings per common share	$8.27	$(0.49)	$7.78
Diluted weighted average shares	60,717	—	60,717

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Amounts presented in thousands, except per share data, unless otherwise stated)
(Unaudited)

Condensed Consolidated Statement of Operations
April 22, 2023
	Sixteen Weeks Ended
	As Previously Reported	Adjustments	As Corrected
Cost of sales	$1,946,931	$1,627	$1,948,558
Gross profit	1,470,663	(1,627)	1,469,036
Selling, general and administrative expenses	1,380,664	(17,275)	1,363,389
Operating income	89,999	15,648	105,647
Income before provision for income taxes	59,607	15,648	75,255
Provision for income taxes	16,956	3,859	20,815
Net income	$42,651	$11,789	$54,440

Basic earnings per share	$0.72	$0.20	$0.92
Basic weighted average shares	59,334	—	59,334

Diluted earnings per common share	$0.72	$0.19	$0.91
Diluted weighted average shares	59,544	—	59,544

Condensed Consolidated Statements of Operations
July 15, 2023
	Twelve Weeks Ended			Twenty-Eight Weeks Ended
	As Previously Reported	Adjustments	As Corrected	As Previously Reported	Adjustments	As Corrected
Cost of sales	$1,537,997	$1,226	$1,539,223	$3,484,927	$2,853	$3,487,780
Gross profit	1,148,069	(1,226)	1,146,843	2,618,732	(2,853)	2,615,879
Selling, general and administrative expenses	1,013,701	—	1,013,701	2,394,365	(17,275)	2,377,090
Operating income	134,368	(1,226)	133,142	224,367	14,422	238,789
Income before provision for income taxes	115,183	(1,226)	113,957	174,789	14,422	189,211
Provision for income taxes	29,821	(303)	29,518	46,776	3,556	50,332
Net income	$85,362	$(923)	$84,439	$128,013	$10,866	$138,879

Basic earnings per share	$1.44	$(0.02)	$1.42	$2.16	$0.18	$2.34
Basic weighted average shares	59,451	—	59,451	59,384	—	59,384
			—			—
Diluted earnings per common share	$1.43	$(0.02)	$1.41	$2.15	$0.18	$2.33
Diluted weighted average shares	59,604	—	59,604	59,570	—	59,570

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Amounts presented in thousands, except per share data, unless otherwise stated)
(Unaudited)

Condensed Consolidated Statements of Comprehensive Income
October 8, 2022
	Twelve Weeks Ended			Forty Weeks Ended
	As Previously Reported	Adjustments	As Corrected	As Previously Reported	Adjustments	As Corrected
Net income	$110,982	$4,899	$115,881	$395,176	$(8,382)	$386,794
Currency translation adjustments	(33,439)	19,814	(13,625)	(31,555)	10,691	(20,864)
Total other comprehensive loss	(33,509)	19,814	(13,695)	(31,671)	10,691	(20,980)
Comprehensive income	$77,473	$24,713	$102,186	$363,505	$2,309	$365,814

Condensed Consolidated Statement of Comprehensive Income
December 31, 2022
	Year Ended
	As Previously Reported	Adjustments	As Corrected
Net income	$501,872	$(29,301)	$472,571
Currency translation adjustments	(22,330)	4,327	(18,003)
Total other comprehensive loss	(22,516)	4,327	(18,189)
Comprehensive income	$479,356	$(24,974)	$454,382

Condensed Consolidated Statement of Comprehensive Income
April 22, 2023
	Sixteen Weeks Ended
	As Previously Reported	Adjustments	As Corrected
Net income	$42,651	$11,789	$54,440
Comprehensive income	$43,439	$11,789	$55,228

Condensed Consolidated Statements of Comprehensive Income
July 15, 2023
	Twelve Weeks Ended			Twenty-Eight Weeks Ended
	As Previously Reported	Adjustments	As Corrected	As Previously Reported	Adjustments	As Corrected
Net income	$85,362	$(923)	$84,439	$128,013	$10,866	$138,879
Comprehensive income	$92,893	$(923)	$91,970	$136,332	$10,866	$147,198

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Amounts presented in thousands, except per share data, unless otherwise stated)
(Unaudited)

Condensed Consolidated Statements of Changes in Stockholders’ Equity
	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Twelve Weeks As Previously Reported
Balance at July 16, 2022	$(20,789)	$4,706,547	$2,794,809
Net income	—	110,982	110,982
Total other comprehensive loss	(33,509)	—	(33,509)
Balance at October 8, 2022	$(54,298)	$4,726,823	$2,716,075
Adjustments
Balance at July 16, 2022	$(13,450)	$(7,791)	$(21,241)
Net income	—	4,899	4,899
Total other comprehensive income	19,814	—	19,814
Balance at October 8, 2022	$6,364	$(2,892)	$3,472
As Corrected
Balance at July 16, 2022	$(34,239)	$4,698,756	$2,773,568
Net income	—	115,881	115,881
Total other comprehensive loss	(13,695)	—	(13,695)
Balance at October 8, 2022	$(47,934)	$4,723,931	$2,719,547

Forty Weeks As Previously Reported
Balance at January 1, 2022	$(22,627)	$4,605,791	$3,128,291
Net income	—	395,176	395,176
Total other comprehensive loss	(31,671)	—	(31,671)
Balance at October 8, 2022	$(54,298)	$4,726,823	$2,716,075
Adjustments
Balance at January 1, 2022	$(4,327)	$5,490	$1,163
Net income	—	(8,382)	(8,382)
Total other comprehensive income	10,691	—	10,691
Balance at October 8, 2022	$6,364	$(2,892)	$3,472
As Corrected
Balance at January 1, 2022	$(26,954)	$4,611,281	$3,129,454
Net income	—	386,794	386,794
Total other comprehensive loss	(20,980)	—	(20,980)
Balance at October 8, 2022	$(47,934)	$4,723,931	$2,719,547

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Amounts presented in thousands, except per share data, unless otherwise stated)
(Unaudited)

	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
Fifty-Two Weeks As Previously Reported
Balance at January 1, 2022	$(22,627)	$4,605,791	$3,128,291
Net income	—	501,872	501,872
Total other comprehensive loss	(22,516)	—	(22,516)
Balance at December 31, 2022	$(45,143)	$4,744,624	$2,678,281
Adjustments
Balance at January 1, 2022	$(4,327)	$5,490	$1,163
Net Income	—	(29,301)	(29,301)
Total other comprehensive income	4,327	—	4,327
Balance at December 31, 2022	$—	$(23,814)	$(23,814)
As Corrected
Balance at January 1, 2022	$(26,954)	$4,611,281	$3,129,454
Net income	—	472,571	472,571
Total other comprehensive loss	(18,189)	—	(18,189)
Balance at December 31, 2022	$(45,143)	$4,720,810	$2,654,467

		Retained Earnings	Total Stockholders’ Equity
Sixteen Weeks As Previously Reported
Balance at December 31, 2022		$4,744,624	$2,678,281
Net Income		42,651	42,651
Balance at April 22, 2023		$4,697,697	$2,636,161
Adjustments
Balance at December 31, 2022		$(23,814)	$(23,814)
Net Income		11,789	11,789
Balance at April 22, 2023		$(12,025)	$(12,025)
As Corrected
Balance at December 31, 2022		$4,720,810	$2,654,467
Net Income		54,440	54,440
Balance at April 22, 2023		$4,685,672	$2,624,136

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Amounts presented in thousands, except per share data, unless otherwise stated)
(Unaudited)

	Retained Earnings	Total Stockholders’ Equity
Twelve Weeks As Previously Reported
Balance at April 22, 2023	$4,697,697	$2,636,161
Net Income	85,362	85,362
Balance at July 15, 2023	$4,767,168	$2,723,187
Adjustments
Balance at April 22, 2023	$(12,025)	$(12,025)
Net Income	(923)	(923)
Balance at July 15, 2023	$(12,948)	$(12,948)
As Corrected
Balance at April 22, 2023	$4,685,672	$2,624,136
Net Income	84,439	84,439
Balance at July 15, 2023	$4,754,220	$2,710,239

Twenty-Eight Weeks As Previously Reported
Balance at December 31, 2022	$4,744,624	$2,678,281
Net Income	128,013	128,013
Balance at July 15, 2023	$4,767,168	$2,723,187
Adjustments
Balance at December 31, 2022	$(23,814)	$(23,814)
Net Income	10,866	10,866
Balance at July 15, 2023	$(12,948)	$(12,948)
As Corrected
Balance at December 31, 2022	$4,720,810	$2,654,467
Net Income	138,879	138,879
Balance at July 15, 2023	$4,754,220	$2,710,239

Condensed Consolidated Statement of Cash Flows
Forty Weeks Ended October 8, 2022
	As Previously Reported	Adjustments	As Corrected
Net income	$395,176	$(8,382)	$386,794
Net change in:
Receivables, net	(66,902)	(22,402)	(89,304)
Inventories, net	(284,271)	34,542	(249,729)
Accounts payable	187,331	(10,228)	177,103
Accrued expenses	$(34,046)	$6,470	$(27,576)

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Amounts presented in thousands, except per share data, unless otherwise stated)
(Unaudited)

Condensed Consolidated Statement of Cash Flows
Fifty-Two Weeks Ended December 31, 2022
	As Previously Reported	Adjustments	As Corrected
Net income	$501,872	$(29,301)	$472,571
Net change in:
Receivables, net	81,254	(25,197)	56,057
Inventories, net	(272,253)	38,751	(233,502)
Accounts payable	212,568	12,939	225,507
Accrued expenses	$(165,643)	$2,808	$(162,835)

Condensed Consolidated Statement of Cash Flows
Sixteen Weeks Ended April 22, 2023
	As Previously Reported	Adjustments	As Corrected
Net income	$42,651	$11,789	$54,440
Net change in:
Inventories, net	(100,178)	(4,209)	(104,387)
Accounts payable	(440,995)	3,042	(437,953)
Accrued expenses	$85,035	$(10,622)	$74,413

Condensed Consolidated Statement of Cash Flows
Twenty-Eight Weeks ended July 15, 2023
	As Previously Reported	Adjustments	As Corrected
Net income	$128,013	$10,866	$138,879
Net change in:
Inventories, net	(145,148)	(4,209)	(149,357)
Accounts payable	(346,808)	4,268	(342,540)
Accrued expenses	$120,888	$(10,925)	$109,963

13. Other Contingency

In the normal course of business, the Company identified a potential discrepancy in trade compliance pertaining to customs transactions. The Company is conducting a thorough review of transactions, and if the review identifies any relevant errors, the Company will reimburse U.S. Customs and Border Protection (“CBP”) for duties, fees and interest owed, if any. The Company has submitted a voluntary initial prior disclosure with the CBP. Based on currently known information, it is too early for management to reasonably estimate the loss, or range of loss, if any, that may result. Accordingly, management has not recorded a loss contingency as of October 7, 2023, related to this matter.

14. Subsequent Event

On November 20, 2023, we entered into Amendment No. 3 to further amend financial covenants related to the Consolidated Coverage Ratio (as defined therein). Pursuant to Amendment No. 3, we will not permit the Consolidated Coverage Ratio to be less than (a) 1.75 to 1.00 for each period of four fiscal quarters ending on October 7, 2023 through and including the period of four fiscal quarters ending on October 5, 2024, (b) 2.0 to 1.00

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Amounts presented in thousands, except per share data, unless otherwise stated)
(Unaudited)

for each period of four fiscal quarters ending on December 28, 2024 through and including the period of four fiscal quarters ending on October 4, 2025 and (c) 2.25 to 1.00 for each period of four fiscal quarters ending after October 4, 2025. Amendment No. 3 made no other material changes to the terms of the 2021 Credit Agreement.

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

Management Overview

A high-level summary of our financial results for the third quarter of 2023 included:

•Net sales during the third quarter of 2023 was $2.72 billion, an increase of 2.9% compared with the third quarter of 2022. Comparable store sales increased 1.2% compared with the third quarter of 2022, primarily driven by an increase in demand within our professional business, and partially offset by a decrease in our DIY omnichannel business.
•Gross profit margin for the third quarter of 2023 was 36.3% of Net sales, a decrease of 836 basis points compared with the third quarter of 2022. Gross profit margin was negatively impacted by higher product costs, a change in estimate for reserves that resulted in a $119.0 million reduction of inventory and associated charges and supply chain deleverage. This was offset by a reduction in LIFO expense.
•Selling, General & Administrative (“SG&A”) expenses for the third quarter of 2023 were 37.9% of Net sales, a twenty-eight-basis-point improvement compared with the third quarter of 2022.
•Diluted loss per share was $0.82 in the third quarter of 2023, compared with Diluted earnings per share of $1.92 in the third quarter of 2022.

Business Update

We have been executing various initiatives to improve the customer experience, expand margins and drive consistent execution for both professional and DIY customers, including:

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
•Rationalization of product assortment.

As previously disclosed, in the third quarter of 2023, we initiated a comprehensive operational and strategic review of our business to help improve execution and position Advance for long-term success and increased shareholder value. We have identified and are pursuing cost reductions that we expect will generate at least $150 million in savings on an annualized basis, of which, we intend to invest approximately $50 million in employee compensation and training with a clear focus on improving the retention of our frontline team members. We have also announced that we are initiating separate sale processes for Worldpac and the Canadian Carquest portions of our business. Our operational and strategic review progress is ongoing.

Industry Update

Operating within the automotive aftermarket industry, we are impacted by a number of general macroeconomic factors, many of which are similar to those affecting the overall retail industry, and include but are not limited to:

•Inflationary pressures, including logistics and labor
•Global supply chain disruptions
•Rising fuel costs
•Miles driven
•Unemployment rates
•Consumer confidence and purchasing power
•Competition
•Changes in new car sales
•Economic and geopolitical uncertainty
•Increased foreign currency exchange volatility

Stores and Branches

Key factors in selecting sites and market locations in which we operate include population, demographics, traffic count, vehicle profile, competitive landscape and the cost of real estate. During the forty weeks ended October 7, 2023, 51 stores and branches were opened and 32 were closed, resulting in a total of 5,105 stores and branches compared with a total of 5,086 stores and branches as of December 31, 2022.

Results of Operations

	Twelve Weeks Ended				$ Favorable/ (Unfavorable)	Basis Points
($ in millions)	October 7, 2023		October 8, 2022 (1)
Net sales	$2,719.1	100.0%	$2,641.3	100.0%	$77.8	—
Cost of sales	1,732.4	63.7	1,462.1	55.4	(270.3)	(836)
Gross profit	986.7	36.3	1,179.2	44.6	(192.5)	(836)
SG&A	1,030.4	37.9	1,008.2	38.2	(22.2)	28
Operating (loss) income	(43.7)	(1.6)	171.0	6.5	(214.7)	(808)
Interest expense	(19.4)	(0.7)	(12.0)	(0.5)	(7.4)	(26)
Other expense, net	(1.2)	0.0	(5.1)	(0.2)	3.9	15
Provision for income taxes	(15.7)	(0.6)	38.0	1.4	53.7	202
Net (loss) income	$(48.6)	(1.8)%	$115.9	4.4%	$(164.5)	(617)

	Forty Weeks Ended				$ Favorable/ (Unfavorable)	Basis Points
($ in millions)	October 7, 2023		October 8, 2022 (1)
Net sales	$8,822.7	100.0%	$8,681.0	100.0%	$141.7	—
Cost of sales	5,220.2	59.2	4,821.0	55.5	(399.2)	(363)
Gross profit	3,602.5	40.8	3,860.0	44.5	(257.5)	(363)
SG&A	3,407.4	38.6	3,302.0	38.0	(105.4)	(58)
Operating income	195.1	2.2	558.0	6.4	(362.9)	(422)
Interest expense	(70.0)	(0.8)	(35.1)	(0.4)	(34.9)	(39)
Loss on early redemptions of senior unsecured notes	—	0.0	(7.4)	(0.1)	7.4	9
Other expense, net	(0.2)	0.0	(5.3)	(0.1)	5.1	6
Provision for income taxes	34.6	0.4	123.4	1.4	88.8	103
Net income	$90.2	1.0%	$386.8	4.5%	$(296.5)	(343)
Note: Table amounts may not foot due to rounding.
(1) We revised prior Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income to correct certain errors impacting cost of sales and SG&A costs. For additional information, refer to Notes 1 and 12 of the Notes to the Condensed Consolidated Financial Statements included herein.

Net Sales

Net sales for the twelve weeks ended October 7, 2023 increased 2.9% compared with the same period in 2022, driven predominately by product mix and strength in the professional business. Comparable store sales increased 1.2% for the twelve weeks ended October 7, 2023 compared with the twelve weeks ended October 8, 2022, primarily driven by an increase in demand within our professional business, and partially offset by a decrease in our DIY omnichannel business. From a category perspective, we saw strength in filters, engine management, motor oil and batteries.

Net sales for the forty weeks ended October 7, 2023 increased 1.6% compared with the same period in 2022, driven predominately by new store openings and favorable product mix. Comparable store sales was flat for the forty weeks ended October 7, 2023 compared with the forty weeks ended October 8, 2022. Category growth was led by motor oil and brakes.

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

Gross Profit

Gross profit for the twelve weeks ended October 7, 2023 was $986.7 million, or 36.3% of Net sales, compared with $1.18 billion, or 44.6% of Net sales, for the twelve weeks ended October 8, 2022. For the forty weeks ended October 7, 2023 and October 8, 2022, Gross profit was $3.6 billion, or 40.8% of Net sales, and $3.86 billion, or 44.5% of Net sales.

During the twelve and forty weeks ended October 7, 2023, Gross profit margin was negatively impacted by a change in estimate associated with inventory reserves of $119 million. Higher product costs were not fully covered by pricing actions and elevated supply chain costs contributed to gross profit margin decline. This was partially offset by a reduction in LIFO-related expenses.

Selling, General and Administrative Expenses

SG&A expenses for the twelve weeks ended October 7, 2023 were $1.03 billion, or 37.9% of Net sales, compared with $1.01 billion, or 38.2% of Net sales, for the twelve weeks ended October 8, 2022.

SG&A expenses for the forty weeks ended October 7, 2023 were $3.41 billion, or 38.6% of Net sales, compared with $3.30 billion, or 38.0% of Net sales, for the forty weeks ended October 8, 2022. The increase in SG&A as a percentage of Net sales was primarily driven by inflation within labor and benefits partially offset by a decrease in new store start-up costs.

Provision for Income Taxes

Our Provision for income taxes for the twelve weeks ended October 7, 2023 was a benefit of $15.7 million compared with an expense of $38.0 million for the twelve weeks ended October 8, 2022. For the forty weeks ended October 7, 2023 and October 8, 2022, our Provision for income taxes was an expense of $34.6 million and $123.4 million. The decrease in tax expense primarily resulted from lower Income before provision for income taxes compared with the prior year.

Our effective tax rate was 24.4% and 24.7% for the twelve weeks ended October 7, 2023 and October 8, 2022. Our effective tax rate was 27.7% and 24.2% for the forty weeks ended October 7, 2023 and October 8, 2022. The higher effective income tax rate for the twelve weeks ended and forty weeks ended October 7, 2023 compared with October 8, 2022 reflected a discrete charge related to share based compensation.

Liquidity and Capital Resources

Overview

Our primary cash requirements necessary to maintain our current operations include payroll and benefits, inventory purchases, contractual obligations, capital expenditures, payment of income taxes, funding of our strategic and operational priorities and payment of interest on our long-term debt. Historically, we have also used available funds to repay borrowings under our credit facility, to periodically repurchase shares of our common stock under our share repurchase program, to pay our quarterly cash dividend and for acquisitions. However, our future uses of cash may differ, including with respect to the weight we place on the preservation of cash and liquidity, degree of investment in our business and other capital allocation factors.

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

Our supplier finance programs did not have a material impact on our liquidity or capital resources in the periods presented nor do we expect such arrangements to have a material impact on our liquidity or capital resources for the foreseeable future. However, as further described below, if we experience meaningfully lower supplier or bank participation in our supplier finance programs as a result of a decline in our credit ratings, it may have a material negative impact on our liquidity or capital resources.

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

On February 27, 2023, we entered into Amendment No. 1 (the “Amendment No. 1”) to the Credit Agreement, dated November 9, 2021, with Advance Auto Parts, Inc., as Borrower, Advance Stores Company, Incorporated, as a Guarantor, the lenders party thereto, and Bank of America, N.A., as administrative agent (the “2021 Credit Agreement”). Amendment No. 1 extends the maturity date of the 2021 Credit Agreement by one year from November 9, 2026, to November 9, 2027. Amendment No. 1 also replaces an adjusted LIBOR benchmark rate with a Term Secured Overnight Financing Rate benchmark rate, as adjusted by an increase of ten basis points, plus the applicable margin under 2021 Credit Agreement. Amendment No. 1 made no other material changes to the terms of the 2021 Credit Agreement. On August 21, 2023, we entered into Amendment No. 2 (“Amendment No. 2”) to the 2021 Credit Agreement in order to amend certain financial covenants related to the Consolidated Coverage Ratio (as defined therein), and on November 20, 2023, we entered into Amendment No. 3 (“Amendment No. 3”) to the 2021 Credit Agreement in order to further amend financial covenants related to the Consolidated Coverage Ratio. Pursuant to Amendment No. 2 and Amendment No. 3, we will not permit the Consolidated Coverage Ratio to be less than (a) 1.75 to 1.00 for each period of four fiscal quarters ending on October 7, 2023 through and including the period of four fiscal quarters ending on October 5, 2024, (b) 2.00 to 1.00 for each period of four fiscal quarters ending on December 28, 2024 through and including the period of four fiscal quarters ending on October 4, 2025 and (c) 2.25 to 1.00 for each period of four fiscal quarters ending after October 4, 2025. Amendment No. 2. and Amendment No. 3 made no other material changes to the terms of the 2021 Credit Agreement.

As of October 7, 2023, we were in compliance with the financial covenants required by our 2021 Credit Agreement. To provide further leverage cushion, we amended the Consolidated Coverage Ratio on November 20, 2023 to a minimum of 1.75 to 1.00 through fiscal quarter ending October 5, 2024. In addition, we are required to maintain a maximum leverage ratio of 3.75 to 1.00. Our compliance with these covenants will depend upon achieving our financial targets including improvements in operating income. Based on management’s current financial projections, we currently expect to be in compliance with these financial covenants for the next 12 months. However, risk of noncompliance increases if our financial performance worsens or we are required to increase borrowings to fund operations. If we are not in compliance with the financial covenants required by our 2021 Credit Agreement, and cannot timely secure an amendment or waiver thereof, we would be in default of our 2021 Credit Agreement and our outstanding senior unsecured notes, which would have a material adverse impact on our financial condition.

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

During the twelve weeks ended and forty weeks ended October 7, 2023, we purchased no shares of our common stock under our share repurchase program. During the twelve weeks ended October 8, 2022, we repurchased 0.4 million shares at an aggregate cost of $75.0 million, or an average price of $168.93 per share. During the forty weeks ended October 8, 2022, we repurchased 2.5 million shares of our common stock under our share repurchase program at an aggregate cost of $523.2 million, or an average price of $207.50 per share. We had $947.3 million remaining under our share repurchase program as of October 7, 2023.

Analysis of Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities:

	Forty Weeks Ended
(in thousands)	October 7, 2023	October 8, 2022(1)
Cash flows provided by operating activities	$30,404	$483,094
Cash flows used in investing activities	(185,200)	(331,818)
Cash flows provided by (used in) financing activities	204,984	(545,838)
Effect of exchange rate changes on cash	(1,942)	(15,662)
Net increase (decrease) in cash and cash equivalents	$48,246	$(410,224)
(1) We revised prior Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income to correct certain errors impacting cost of sales and selling, general and administrative costs. For additional information, refer to Notes 1 and 12 of the Notes to the Condensed Consolidated Financial Statements included herein.

Operating Activities

For the forty weeks ended October 7, 2023, Cash flows provided by operating activities decreased by $452.7 million to $30.4 million compared with the same period of prior year. The net decrease in cash flows provided by operating activities was driven by lower Net income and an increase in cash used in working capital, primarily in Accounts payable.

Investing Activities

For the forty weeks ended October 7, 2023, Cash flows used in investing activities were $185.2 million, a decrease of $146.6 million compared with the same period of prior year. The decrease in cash used in investing activities was primarily attributable to lower capital spend compared with the prior year.

Financing Activities

For the forty weeks ended October 7, 2023, Cash flows provided by financing activities was $205.0 million, an increase of $750.8 million compared with the same period of prior year. The increase in cash provided by financing activities was attributable to net proceeds received from the issuance of the 2026 Notes and 2028 Notes, a decrease in share repurchases of our common stock and a decrease in dividends paid during the forty weeks ended October 7, 2023.

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

As of October 7, 2023, we had a credit rating from Standard & Poor’s of BB+ and from Moody’s Investor Service of Baa2. As of October 7, 2023, the outlooks by Standard & Poor’s and Moody’s on our credit rating were stable and negative, respectively. The current pricing grid used to determine our borrowing rate under the 2021 Credit Agreement is based on our credit ratings. If our credit ratings improve, our interest rate on future borrowings under the Credit Agreement may decrease. However, if our credit ratings further decline, it would negatively impact our interest rate, and our access to additional financing on favorable terms may be limited. In addition, further decline in our credit ratings would likely reduce the attractiveness of our supplier finance programs, whereby our suppliers are provided financing arrangements based on our credit rating. This could result in significantly lower supplier or bank participation in those programs. Following the downgrade in our credit rating from Standard & Poor’s, certain banks reduced participation in our programs. However, this capacity has been substantially replaced with new participating banks as well as existing participating banks providing increased capacity. Meaningfully lower participation in our supplier payment programs would shorten our payable terms, resulting in an increase in our working capital requirements, and may have a material negative impact on our liquidity or capital resources.

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

During the forty weeks ended October 7, 2023, there were no changes to the critical accounting policies discussed in our 2022 Form 10-K. For a complete discussion of our critical accounting policies, refer to the 2022 Form 10-K.

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

Our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of October 7, 2023. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective to accomplish their objectives at the reasonable assurance level solely due to the material weakness described below.

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

Remediation Efforts to Address the Previously Disclosed Material Weakness

The Company has devoted, and will continue to devote, significant time and resources to execute our plan to remediate the aforementioned material weakness and enable us to conclude full remediation once these steps have been completed and are operating effectively. The following components of the remediation plan, among others, have been executed:

•Hired experienced personnel (both permanent employees and contract labor) with the requisite accounting and internal controls knowledge and experience to sufficiently complement the existing global controllership organization;
•Engaged a third-party consultant to review the organizational structure of the global controllership function;
•Assessed our methodologies, policies and procedures to ensure adequate design and effectiveness of processes supporting internal control over financial reporting;

•Assessed the specific training needs for newly hired and existing personnel and developed and delivered training programs, designed to uphold our internal controls standards; and
•Following the departure of the Company’s Chief Financial Officer during the third fiscal quarter, hired a new Chief Financial Officer who will begin employment with the Company on November 27, 2023.

The Company is continuing to implement its remediation plan, including its determination if additional updates are appropriate in the enumerated points above. As previously disclosed, the Company’s Chief Accounting Officer resigned from the Company effective October 18, 2023. The Company is actively searching for a new Chief Accounting Officer. In accordance with the Company’s defined internal controls policies, the material weakness will not be considered fully remediated until the remediation actions, including those bulleted above and any other determined to be appropriate, have been completed and have operated effectively for a sufficient period of time. The Company is committed to validating that the changes implemented are operating as intended within our remediation plan.

Changes in Internal Control Over Financial Reporting

Except for the changes described above, there has been no change in the Company’s internal control over financial reporting during the third quarter ended October 7, 2023 that has materially affected or is reasonably likely to materially affect its internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

PART II. OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

On October 9, 2023 and October 27, 2023, respectively, two putative class actions on behalf of purchasers of our securities who purchased or otherwise acquired their securities between November 16, 2022 and May 30, 2023, inclusive (the “Class Period”), were commenced against us and certain of our former officers in the United States District Court for the Eastern District of North Carolina. The plaintiffs allege that the defendants made certain false and materially misleading statements during the alleged Class Period in violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. These cases are still in preliminary stages and we expect that they will be consolidated. We strongly dispute the allegations of the complaints and intend to defend the case vigorously.

ITEM 1A.RISK FACTORS

We are exposed to risks associated with our potential divestitures, which may impact our ability to fully realize the anticipated benefits of those transactions.

We recently announced our intention to divest our Worldpac business and Carquest Canada business in separate sales processes as part of our strategic review. There can be no assurance that we will be able to complete these transactions. Divestitures are complex transactions involving inherent risks, including the potential for distractions of management from the core remaining business of the Company and the occurrence of events that may impact our ability to fully realize the anticipated benefits of the divestitures. We have not yet set a timetable for the sale processes, but transactions of this nature carry risks associated to variation from expectations with respect to expense, timing and post-closing claims for liability. If any of these risks materialize, the benefits of such divestitures may not be fully realized, if at all, which could adversely affect our business, financial condition, results of operations and cash flows.

Please refer to “Item 1A. Risk Factors” found in our 2022 Form 10-K filed for the year ended December 31, 2022 for other risks identified that, if they were to occur, could materially adversely affect our business, financial condition, results of operations, cash flows and future prospects, which could in turn materially affect the price of our common stock.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth the information with respect to repurchases of our common stock for the quarter ended October 7, 2023:

	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
July 16, 2023 to August 12, 2023	50	$73.05	—	$947,338,896
August 13, 2023 to September 9, 2023	6,272	$67.77	—	$947,338,896
September 10, 2023 to October 7, 2023	6	$57.60	—	$947,338,896
Total	6,328	$67.80	—

(1)The aggregate cost of repurchasing shares in connection with the net settlement of shares issued as a result of the vesting of restricted stock units was $0.4 million, or an average price of $67.80 per share, during the twelve weeks ended October 7, 2023.

ITEM 5.     OTHER INFORMATION

During the twelve weeks ended October 7, 2023, no “Rule 10b5-1 trading arrangements” were adopted or terminated by the Company’s officers or directors and no “non-Rule 10b5-1 trading arrangements” were adopted or terminated by the Company’s officers or directors during the twelve weeks ended October 7, 2023, as each term is defined in Item 408 of Regulation S-K.

ITEM 6.EXHIBITS

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of Advance Auto Parts, Inc., effective May 24, 2017.	10-Q	3.1	8/14/2018
3.2	Amended and Restated Bylaws of Advance Auto Parts, Inc., effective August 8, 2023.	8-K	3.2	8/14/2023
10.1	Employment Agreement, dated August 21, 2023, between Advance Auto Parts, Inc. and Shane M. O’Kelly.	8-K	10.1	8/23/2023
10.2	Form of Time-Based Restricted Stock Unit Award Agreement entered into with Shane M. O’Kelly.	8-K	10.1	8/23/2023
10.3	Form of Nonqualified Stock Option Award Agreement entered into with Shane M. O’Kelly.	8-K	10.1	8/23/2023
10.4	Amendment No. 2 to the Credit Agreement Dated as of August 21, 2023.	10-Q	10.1	8/23/2023
10.5	Amendment No. 3 to the Credit Agreement Dated as of November 20, 2023.	*	*	*
22.1	List of the Issuer and its Guarantor Subsidiaries.	10-Q	22.1	8/23/2023
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104.1*	Cover Page Interactive Data file (Embedded within Inline XBRL Documents and Included in Exhibit 101).
* Filed herewith
** Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCE AUTO PARTS, INC.

Date: November 21, 2023	/s/ Anthony A. Iskander
Anthony A. Iskander Interim Chief Financial Officer, Senior Vice President, Finance and Treasurer