Form 10-K
period 2023-12-30
ADVANCE AUTO PARTS INC
filed 2024-03-12
CIK 1158449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-K
________________________________________________

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 30, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. o

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of the last business day of the registrant’s most recently completed second fiscal quarter, July 15, 2023, the aggregate market value of common stock held by non-affiliates of the registrant was $4,178,937,579, based on the last sales price on July 15, 2023, as reported by the New York Stock Exchange.

As of March 5, 2024, the number of shares of the registrant’s common stock outstanding was 59,551,042 shares.

Documents Incorporated by Reference:

Portions of the registrant’s definitive proxy statement for its 2024 Annual Meeting of Stockholders, to be held on May 22, 2024, are incorporated by reference into Part III of this Form 10-K.

FORWARD-LOOKING STATEMENTS

Certain statements herein are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are usually identifiable by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast, “guidance,” “intend,” “likely,” “may,” “plan,” “position,” “possible,” “potential,” “probable,” “project,” “should,” “strategy,” “will,” or similar language. All statements other than statements of historical fact are forward-looking statements, including, but not limited to, statements about our strategic initiatives, including cost reduction initiatives, the potential sales of the Worldpac and Carquest Canada portions of our business, operational plans and objectives, expectations for economic conditions, future business and financial performance, as well as statements regarding underlying assumptions related thereto. Forward-looking statements reflect our views based on historical results, current information and assumptions related to future developments. Except as may be required by law, we undertake no obligation to update any forward-looking statements made herein. Forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those projected or implied by the forward-looking statements. They include, among others, factors related to the company’s leadership transitions, our ability to complete the potential divestitures of Worldpac and Carquest Canada, our ability to hire, train and retain qualified employees, the timing and implementation of strategic initiatives, deterioration of general macroeconomic conditions, geopolitical conflicts, the highly competitive nature of our industry, demand for our products and services, access to financing on favorable terms, complexities in our inventory and supply chain and challenges with transforming and growing our business. Except as may be required by law, we undertake no obligation to update any forward-looking statements made herein. Please refer to “Item 1A. Risk Factors” included in this report and other filings made by us with the Securities and Exchange Commission (“SEC”) for a description of these and other risks and uncertainties that could cause actual results to differ materially from those projected or implied by the forward-looking statements.

PART I

Item 1.    Business.

Unless the context otherwise requires, “Advance,” “we,” “us,” “our,” and similar terms refer to Advance Auto Parts, Inc., its subsidiaries and their respective operations on a consolidated basis. Our fiscal year consists of 52 or 53 weeks ending on the Saturday closest to December 31st each year. Our previous three fiscal years ended on December 30, 2023 (“2023”), December 31, 2022 (“2022”) and January 1, 2022 (“2021”) and included fifty-two weeks of operations.

Overview

We are a leading automotive aftermarket parts provider in North America, serving both professional installers (“professional”) and “do-it-yourself” (“DIY”) customers, as well as independently owned operators. Our stores and branches offer a broad selection of brand names, original equipment manufacturer (“OEM”) and owned brand automotive replacement parts, accessories, batteries and maintenance items for domestic and imported cars, vans, sport utility vehicles and light and heavy duty trucks. As of December 30, 2023, we operated 4,786 stores and 321 branches primarily under the trade names “Advance Auto Parts,” “Carquest” and “Worldpac.”

We were founded in 1929 as Advance Stores Company, Incorporated, and operated as a retailer of general merchandise until the 1980s. During the 1980s, we began targeting the sale of automotive parts and accessories to DIY customers. We initiated our professional delivery program in 1996 and have served professional customers since 2000. We have grown significantly as a result of strategic acquisitions, new store openings and comparable store sales growth. Advance Auto Parts, Inc., a Delaware corporation, was incorporated in 2001 in conjunction with the acquisition of Discount Auto Parts, Inc. In 2014, we acquired General Parts International, Inc. (“GPI”), a privately-held company that was a leading distributor and supplier of original equipment and aftermarket automotive replacement products for professional markets operating under the Carquest and Worldpac trade names.

Stores and Branches

Key factors in selecting sites and market locations in which we operate include population, demographics, traffic count, vehicle profile, competitive landscape and the cost of real estate. During 2023, 61 stores and branches were opened and 40 were closed or consolidated, resulting in a total of 5,107 stores and branches as of December 30, 2023 compared with a total of 5,086 stores and branches as of December 31, 2022.

We serve our professional and DIY customers through a variety of channels ranging from traditional “brick and mortar” store locations to self-service e-commerce sites. We believe we are better able to meet our customers’ needs by operating under several trade names, which are as follows:

Advance Auto Parts — Our 4,484 stores, inclusive of 394 hubs, as of December 30, 2023, are generally located in freestanding buildings with a focus on both professional and DIY customers. The average size of an Advance Auto Parts store is approximately 7,800 square feet. These stores carry a wide variety of products serving aftermarket auto part needs for both domestic and import vehicles. Our Advance Auto Parts stores carry a product offering of approximately 23,000 stock keeping units (“SKUs”), consisting of a custom mix of products based on each store’s unique market. Supplementing our stores’ inventory on-hand, less common SKUs are also available on a same-day or next-day basis from any of our larger hub stores.

Carquest — Our 302 stores as of December 30, 2023, including 149 stores in Canada, are generally located in freestanding buildings with a primary focus on professional customers, but also serve DIY customers. The average size of a Carquest store is approximately 7,000 square feet. These stores carry a wide variety of products serving the aftermarket auto part needs for both domestic and import vehicles with a product offering of approximately 19,000 SKUs. As of December 30, 2023, 1,245 independently-owned stores operated under the Carquest name.

Worldpac — Our 321 branches, of which 135 are branded Autopart International (“AI”), as of December 30, 2023 principally serve professional customers utilizing an efficient and sophisticated online ordering and fulfillment system. Worldpac’s branches are generally larger than our other store locations, averaging approximately 26,000 square feet. Worldpac’s complete product offering includes over 293,000 SKUs for domestic and import vehicles and specializes in imported OEM parts.

As previously disclosed in our quarterly report on Form 10-Q for the period ended October 07, 2023, we announced our intention to explore divestitures of our Worldpac and Carquest Canada businesses in separate sales processes as part of our strategic review. For additional information related to risks related to divestitures, see Item 1A. Risk Factors.

Store Development

The key factors used in selecting sites and market locations in which we operate include population, demographics, traffic count, vehicle profile, number and strength of competitors’ stores and the cost of real estate. As of December 30, 2023, 4,935 stores and branches were located in 48 U.S. states and two U.S. territories, and 172 stores and branches were located in nine Canadian provinces.

We serve our stores and branches primarily from our executive office in Raleigh NC. We also maintain customer support centers in Newark CA and Norton MA.

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

Our Customers

Our professional customers consist primarily of customers for whom we deliver products from our store or branch locations to their places of business, including garages, service stations and auto dealerships. Our professional sales represented nearly 60% of our sales in 2023, 2022 and 2021. We also serve 1,245 independently owned Carquest stores with shipments directly from our distribution centers. Our DIY customers are primarily served through our stores, but can also order online to pick up merchandise at a conveniently located store or have their purchases shipped directly to them. Except where prohibited, we also provide a variety of services at our stores free of charge to our customers, including:

•Battery and wiper installation;
•Check engine light scanning;
•Electrical system testing, including batteries, starters and alternators;
•Oil and battery recycling; and
•Loaner tool programs.

We also serve our customers online at www.AdvanceAutoParts.com or on our Advance Mobile App. Our professional customers can conveniently place their orders electronically, including through MyAdvance.com, by phone or in-store, and we deliver products from our stores or branch locations to their places of business.

Supply Chain

Our supply chain consists of a network of distribution centers, hubs, stores and branches that enable us to provide same-day or next-day availability to our customers. As of December 30, 2023, we operated 50 distribution centers, ranging in size from approximately 60,000 to 943,000 square feet with total square footage of approximately 12.7 million, including one distribution center dedicated to reclamations. In 2023, we closed a distribution center in Asheville, North Carolina.

Merchandise, Marketing and Advertising

In 2023, we purchased merchandise from over 750 vendors. Our purchasing strategy involves negotiating agreements with vendors to purchase merchandise over a specified period of time along with other provisions, including pricing, rebates, volume and payment terms.

Our merchandising strategy is to carry a broad selection of high quality and reputable brand name automotive parts and accessories that we believe will appeal to our professional customers and also generate DIY customer traffic. Some of our brands include Bosch®, Castrol®, Dayco®, Denso®, Fram®, Gates®, Meguiar’sTM, Mobil 1TM, Moog®, Monroe®, NGK®, Prestone®, Purolator®, Trico® and Wagner®. In addition to these branded products, we stock a wide selection of high-quality owned brand products with a goal of appealing to value-conscious customers. These categories of merchandise include batteries, brakes, chassis, ride control, engine management, filtration, chemicals and other parts under various owned brand names such as Autopart International®, Carquest®, DieHard®, Driveworks® and Wearever®. For the DieHard® brand, we own the right to sell batteries and to extend the DieHard® brand into other automotive and vehicular categories. We granted the seller an exclusive royalty-free, perpetual license to develop, market and sell DieHard® branded products in certain non-automotive categories.

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

Human Capital Management

We believe our People are Our Best Part, and we have adopted six Cultural Beliefs to help foster a culture that fully engages our team members with our business: Speak Up, Be Accountable, Take Action, Move Forward, Grow Talent and Champion Inclusion. Our Cultural Belief of Grow Talent highlights the importance to us of developing our team members in their careers, and we seek to not only recruit the best talent, but also retain and promote the best talent. Through another Cultural Belief, Champion Inclusion, we seek to fully leverage the ideas and talents of all team members in caring for our customers and each other. We encourage our team members to Speak Up and promote their engagement through a variety of programs and networks within our organization.

As of December 30, 2023, we employed approximately 40,000 full-time team members and 29,000 part-time team members. Our workforce consisted of 82.5% of our team members employed in store-level operations, 11.3% in distribution and 6.2% in our corporate offices. As of December 30, 2023, approximately 1.3% of our team members were represented by labor unions.

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

Competition

We operate in both the professional and DIY markets of the automotive aftermarket industry. Our primary competitors are (i) both national and regional chains of automotive parts stores, including AutoZone, Inc., NAPA, O’Reilly Automotive, Inc., The Pep Boys-Manny, Moe & Jack and Auto Plus (formerly Uni-Select USA, Inc.), (ii) internet-based retailers, (iii) discount stores and mass merchandisers that carry automotive products, (iv) wholesalers or jobbers stores, including those associated with national parts distributors or associations, (v) independently-owned stores and (vi) automobile dealers that supply parts. We believe that chains of automotive parts stores that, like us, have multiple locations in one or more markets, have competitive advantages in customer service, marketing, inventory selection, purchasing and distribution compared with independent retailers and jobbers that are not part of a chain or associated with other retailers or jobbers. The principal methods of competition in our business include brand recognition, customer service, product offerings, availability, quality, service with speed, price and store location.

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

We are also subject to numerous regulations including those related to labor and employment, discrimination, anti-bribery/anti-corruption, product quality and safety standards, data privacy, taxes, workplace safety, consumer protection and trade compliance. Compliance with any such laws and regulations has not had a material adverse effect on our operations to date. For more information, see the following disclosures in “Part I. Item 1A. Risk Factors” elsewhere in this report.

Available Information

Our internet address is www.AdvanceAutoParts.com. Our website and the information contained therein or linked thereto are not part of this Annual Report on Form 10-K for 2023. We make available free of charge through our Investor Relations website, located at ir.advanceautoparts.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, registration statements and amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934 (“Exchange Act”) as soon as reasonably practicable after we electronically file such materials with, or furnish them to the SEC. The SEC maintains a website that contains reports, proxy statements and other information regarding issuers that file electronically with the SEC. These materials may be obtained electronically by accessing the SEC’s website at www.sec.gov.

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

Risks Related to Our Operations and Strategy

If we are unable to successfully implement our business strategy, our business, financial condition, results of operations and cash flows could be adversely affected.

We have undertaken a strategic and operational review to improve the performance of our business and create long-term value. We are currently making and expect to continue to make significant investments to improve our business. If we are unable to implement our initiatives efficiently and effectively, our business, financial condition, results of operations and cash flows could be adversely affected. We could also be adversely affected if we have not appropriately prioritized and balanced our initiatives or if we are unable to effectively manage change throughout our organization. Implementing strategic initiatives could disrupt or reduce the efficiency of our operations and may not provide the anticipated benefits, or may provide them on a delayed schedule or at a higher cost. These risks increase when significant changes are undertaken and when multiple projects with interdependencies and shared human resources are pursued simultaneously.

We are exposed to risks associated with our potential divestitures, which may impact our ability to fully realize the anticipated benefits of those transactions.

We recently announced our intention to explore divestitures of our Worldpac business and Carquest Canada business in separate sales processes as part of our strategic review. There can be no assurance that we will complete these transactions. Divestitures are complex transactions involving inherent risks, including the potential for distractions of management from the core remaining business of the Company and the occurrence of events that may impact our ability to fully realize the anticipated benefits of the divestitures. We have not yet set a timetable for the sale processes, but transactions of this nature carry risks associated to variation from expectations with respect to timing, expense and post-closing claims for liability. If any of these risks materialize, the benefits of such divestitures may not be fully realized, if at all.

If we are unable to design, implement and properly operate and maintain various information systems, our ability to conduct our business could be negatively impacted.

We are dependent on information systems to facilitate the day-to-day operations of the business and to produce timely, accurate and reliable information on financial and operational results. We are in the process of designing, implementing and updating various information systems. These initiatives will require significant investment of human and financial resources, and we may experience significant delays, increased costs and other difficulties with these projects. We are currently focusing on projects to improve our merchandising, assortment and inventory systems to enable us to efficiently move product through our supply chain network. Any deficiency in the design or implementation or maintenance of these systems could lead to inaccuracy of data and disruption to our business operations, such as demand and fulfillment data, which would lower the accuracy and efficacy of our demand and inventory forecasting. Such deficiencies may also result in lost sales from failure to buy product demanded by our customers, excess inventory from buying product not demanded by our customers, higher costs from buying products in an inefficient manner, disruption in sending invoices and tracking payments, and otherwise negative impacts to our business operations.

The effectiveness of our supply chain is important to our business operations and ability to grow our business, and if we are unable to maintain adequate supply chain capacity or improve supply chain efficiency, it could adversely affect our business, financial condition, results of operations and cash flows.

Our store inventories are primarily replenished by shipments from our network of distribution centers. We are working to optimize our distribution network to support sales growth. If we are unable to maintain adequate capacity in our supply chain network, either as we expand our business or work to optimize our existing network, or if we are unable to improve the efficiency of our supply chain, we may experience higher inventory costs, lower availability, slower delivery speed and ultimately a lower ability to meet consumer product needs and channel preferences. We plan to further invest in distribution center infrastructure to help ensure safety, reliability and efficiency across our operations, which will require capital investments. We are also working to improve product lifecycle management and address slower-moving inventory in our network. Our investments in our supply chain may not provide the anticipated benefits, and experiencing sub-optimal inventory levels, inventory availability or increases in our costs could adversely affect our business, financial condition, results of operations and cash flows.

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

In addition, our suppliers, including those within our global supply chain, are impacted by global conditions that in turn may impact our ability to source merchandise at competitive prices or timely supply product at levels adequate to meet consumer demand. For example, disruptions to the global supply chain resulting from lack of carrier capacity, labor shortages, geopolitical unrest, port congestion and/or closures, amongst other factors, may negatively impact costs, inventory availability and operating results. If suppliers increase prices charged to us for products, including transportation and distribution, as a result of these or other factors such as inflation or the cost of participating in vendor financing programs, it may negatively impact our results. If we experience transitions or changeover with any of our significant vendors, or if they experience financial difficulties or otherwise are unable to deliver merchandise to us on a timely basis, or at all, we could have product shortages in our stores that could adversely affect customers’ perceptions of us and cause us to lose customers and sales.

If we are unable to keep existing store locations or open new locations in desirable places on favorable terms, it could adversely affect our business, financial condition, results of operations and cash flows.

We intend to continue to expand the markets we serve as part of our strategy, which may include opening new stores or branches, as well as expansion of our online business. We may also grow our business through strategic acquisitions. As we expand our market presence, it becomes more critical that we have consistent and effective execution across all of our locations and brands. There is uncertainty about the profitability of newly opened locations, including whether newly opened stores will harm the profitability or comparable store sales of existing locations. The newly opened and existing locations’ profitability will depend on the competition we face as well as our ability to properly stock, market and price the products desired by customers in these markets. The actual number and format of any new locations to be opened and the success of our strategy will depend on a number of factors, including, among other things:

•the availability of desirable locations;
•the negotiation of acceptable lease or purchase terms for new locations;
•the availability of financial resources, including access to capital at cost-effective interest rates;
•our ability to expand our online offerings and sales; and
•our ability to manage the expansion and to hire, train and retain qualified team members.

We compete with other retailers and businesses for suitable locations for our stores. Local land use and zoning regulations, environmental regulations and other regulatory requirements may impact our ability to find suitable locations and influence the cost of constructing, renovating and operating our stores. In addition, real estate, zoning, construction and other delays may adversely affect store openings and renovations and increase our costs. For example, during 2021 through 2022 we experienced significant delays associated with our planned opening of new locations in California, primarily as a result of permitting challenges, and such delays increased our costs and resulted in significant lost sales opportunities. Further, changing local demographics at existing store locations may adversely affect revenue and profitability levels at those stores. The early termination or expiration of leases at existing store locations may adversely affect us if the renewal terms of those leases are unacceptable to us and we are forced to close or relocate stores. If we determine to close or relocate a store subject to a lease, we may remain obligated under the applicable lease for the balance of the lease term. In addition to potentially incurring costs related to lease obligations, we may also incur employee-related severance or other facility closure costs for stores that are closed or relocated.

Omnichannel growth in our business is complex and if we are unable to successfully maintain a relevant omnichannel experience for our customers, our sales and results of operations could be adversely impacted.

Omnichannel and e-commerce retail are competitive and evolving environments. Operating an e-commerce platform is a complex undertaking and exposes us to risks and difficulties frequently experienced by internet-based businesses, including risks related to our ability to attract and retain customers on a cost-effective basis and our ability to operate, support, expand and develop our internet operations, website, mobile applications and software and other related operational systems.

Enhancing the customer experience through omnichannel programs such as buy-online-pickup-in-store, new or expanded delivery options, the ability to shop through a mobile application or other similar programs depends in part on the effectiveness of our inventory management processes and systems, the effectiveness of our merchandising strategy and mix, our supply chain and distribution capabilities, and the timing and effectiveness of our marketing activities, particularly our promotions. Website or catalog downtime and other technology disruptions in our omnichannel business, including interruptions due to cyber-related issues, aging informational technology infrastructure or natural disasters, as well as supply and distribution delays and other related issues may negatively affect our operations. If we are not able to successfully operate or improve our e-commerce platform and omnichannel business, we may not be able to provide a relevant shopping experience or improve customer traffic, sales or margins, and our reputation, operations, financial condition, results of operations and cash flows could be materially adversely affected.

We depend on the services of many qualified executives and other team members, whom we may not be able to attract, develop and retain.

Our success, to a significant extent, depends on the continued engagement, services and experience of our executives and other team members. Our ability to attract, develop and retain an adequate number of qualified team members depends on factors such as employee morale, our reputation, competition from other employers, availability of qualified personnel, our ability to offer competitive compensation and benefit packages and our ability to maintain a safe working environment. Failure to recruit or retain qualified team members may impact our ability to serve our customers, increase our costs and impair our efficiency and ability to pursue growth opportunities. Additionally, turnover in executive or other key positions can disrupt progress in implementing business strategies, result in a loss of institutional knowledge, impair our ability to execute, distract other team members from their key areas of focus or otherwise negatively impact our business and results. For example, we experienced turnover in senior leadership positions in our accounting function during 2023 that led to our having a material weakness in our internal control over financial reporting. If we are unable to attract and retain personnel with expertise in the required areas, there may be disruptions in our financial processes and reporting, delays to full remediation of the material weakness in our internal controls or higher likelihood of additional control deficiencies or future material weaknesses in internal control over financial reporting.

We operate in a competitive labor market and are investing in key roles in our frontline organization, and there is a risk that increases in compensation could have an adverse effect on our profitability. Additionally, government regulated increases to employee hourly wage rates, along with our ability to implement corresponding adjustments within our labor model and wage rates, could have a negative impact on our profitability. Approximately 1.3% of our team members are represented by unions. If these team members, or if non-union team members, were to engage in a strike, work stoppage, or other slowdown, or if the terms and conditions in labor agreements were renegotiated, we could experience a disruption in our operations and higher ongoing labor costs.

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

The nature of our business requires us to receive, retain and transmit certain personally identifiable information about our customers, suppliers and team members, some of which is entrusted to third-party service providers. We have taken and continue to undertake significant steps, including contractual provisions and third-party risk management processes, to protect such personally identifiable information and other confidential information and to protect the functioning of our computer systems, website and other online offerings. Despite these efforts, a compromise of our data security systems or those of businesses we interact with could result in information related to our customers, suppliers, team members or business being obtained by unauthorized persons or adverse operational effects or interruptions, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. We develop, maintain and update processes and systems in an effort to try to prevent this from occurring, but these actions are costly and require constant, ongoing attention as technologies change, privacy and information security regulations change, and efforts to overcome security measures by bad actors continue to become ever more sophisticated. The cost of complying with stricter and more complex data privacy (such as the California Consumer Privacy Act, which grants expanded rights to access and delete personal information and opt out of certain personal information sharing), data collection and information security laws and standards could also be significant to us. Such laws and standards may also increase our responsibility and liability in relation to personal data that we process, and we may be required to put in place additional mechanisms ensuring compliance with privacy laws and regulations. Additionally, since we do not control our third-party service providers and our ability to monitor their data security is limited, we cannot ensure the security measures they take will be sufficient to protect our data. A weakness or failure or a breach of a third-party provider’s software or systems or controls could result in the compromise of the confidentiality, integrity or availability of our systems or the data housed in our third-party solutions.

Despite our efforts, our security measures may be breached in the future due to a cyber attack, computer malware viruses, exploitation of hardware and software vulnerabilities, team member error, malfeasance, fraudulent inducement (including so-called “social engineering” attacks and “phishing” scams) or other acts. While we have experienced threats to our data and systems, including phishing attacks, to date we are not aware that we have experienced a material cyber-security incident. Unauthorized parties may in the future obtain access to our data or the data of our customers, suppliers or team members or may otherwise cause damage to or interfere with our equipment, our data and/or our network including our supply chain. While we maintain insurance coverage that may, subject to policy terms and conditions, cover certain aspects of cyber risks, such insurance coverage may be insufficient to cover losses in any particular situation. Any breach, damage to or interference with our equipment or our network, or unauthorized access in the future could result in significant operational difficulties including legal and financial exposure and damage to our reputation that could potentially have an adverse effect on our business. While we also seek to obtain assurances that others we interact with will protect confidential information, there is always the risk that the confidentiality or accessibility of data held or utilized by others may be compromised. If a compromise of our data security or function of our computer systems or website were to occur, it could have a material adverse effect on our operating results and financial condition and possibly subject us to additional legal, regulatory and operating costs and damage our reputation in the marketplace.

If we are unable to successfully integrate future acquisitions into our existing operations or implement joint ventures or other strategic relationships, it could adversely affect our business, financial condition, results of operations and cash flows.

We may continue to make strategic acquisitions and enter into strategic relationships as an element of our strategy. Acquisitions, joint ventures and other strategic relationships involve certain risks that could cause our growth and profitability to differ from our expectations. The success of these acquisitions and relationships depends on a number of factors, including but not limited to:

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

We are sometimes the subject of complaints or litigation, which may include class action litigation from customers, team members or others for various actions. From time to time, we are involved in litigation involving claims related to, among other things, breach of contract, tortious conduct, employment, discrimination, breach of laws or regulations (including The Americans With Disabilities Act), payment of wages, exposure to asbestos or potentially hazardous product, real estate and product defects. The damages sought against us in some of these litigation proceedings are substantial. Although we maintain liability insurance for some litigation claims, if one or more of the claims were to greatly exceed our insurance coverage limits or if our insurance policies do not cover a claim, this could have a material adverse effect on our business, financial condition, results of operations and cash flows. For instance, we are subject to a potential securities class action regarding past public disclosures (See Item 3. Legal Proceedings of this Annual Report on Form 10-K) and to numerous lawsuits alleging injury as a result of exposure to asbestos-containing products (see Note 13. Contingencies, of the Notes to the Consolidated Financial Statements included herein).

We are subject to numerous federal, state and local laws and governmental regulations relating to, among other things, environmental protection, product quality and safety standards, weights and measures, building and zoning requirements, labor and employment, discrimination, anti-bribery/anti-corruption, data privacy, income taxes and trade sanctions and compliance. Compliance with existing and future laws and regulations could increase the cost of doing business and adversely affect our results of operations. If we fail to comply with existing or future laws or regulations, we may be subject to governmental or judicial fines or sanctions while incurring substantial legal fees and costs as well as reputational risk. In addition, our capital and operating expenses could increase due to remediation measures that may be required if we are found to be noncompliant with any existing or future laws or regulations.

Business interruptions may negatively impact our store hours, operability of our computer systems and the availability and cost of merchandise, which may adversely impact our sales and profitability.

Hurricanes, tornadoes, earthquakes or other natural disasters, war or acts of terrorism, civil or geopolitical unrest, public health issues or pandemics or the threat of any of these incidents or others, may have a negative impact on our ability to obtain merchandise to sell in our stores, result in certain of our stores being closed for an extended period of time, negatively affect the lives of our customers or team members, or otherwise negatively impact our operations. Some of our merchandise is imported from other countries. If imported goods become difficult or impossible to import into the United States due to business interruption (including regulation of exporting or importing), and if we cannot obtain such merchandise from other sources at similar costs and without an adverse delay, our sales and profit margins may be negatively affected.

In the event that commercial transportation, including the global shipping industry, is curtailed or substantially delayed, our business may be adversely impacted as we may have difficulty receiving merchandise from our suppliers and/or transporting it to our stores.

Terrorist attacks, warfare, geopolitical instability, or uncertainty or insurrection involving any oil producing country could result in an abrupt increase in the price of crude oil, gasoline and diesel fuel. Such price increases would increase the cost of doing business for us and our suppliers, and also negatively impact our customers’ disposable income, causing an adverse impact on our business, sales, profit margins and results of operations.

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

The sale of automotive parts, accessories and maintenance items is highly competitive and influenced by a number of factors, including name recognition, location, price, quality, product availability and customer service. We compete in both the professional and DIY categories of the automotive aftermarket industry, primarily with: (i) national and regional chains of automotive parts stores, (ii) internet-based retailers, (iii) discount stores and mass merchandisers that carry automotive products, (iv) wholesalers or jobbers stores, including those associated with national parts distributors or associations, (v) independently owned stores and (vi) automobile dealers that supply parts. These competitors and the level of competition vary by market. Some of our competitors may possess advantages over us in certain markets we share, including with respect to the level of marketing activities, number of stores, store locations, store layouts, operating histories, name recognition, established customer bases, vendor relationships, prices and product warranties. Internet-based retailers may possess cost advantages over us due to lower overhead costs, time and travel savings and ability to price competitively. In order to compete favorably, we may need to increase availability, change inventory assortment, increase delivery speeds, incur higher shipping costs or lower prices, any of which could adversely impact our financial results. Consolidation among our competitors could enhance their market share and financial position, provide them with the ability to achieve better purchasing terms and allow them to provide more competitive prices to customers for whom we compete.

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

For the portion of our inventory manufactured and/or sourced outside the United States, geopolitical changes, changes in trade regulations or tariff rates, currency fluctuations, work stoppages, labor strikes, port delays, shipping disruptions, civil unrest, natural disasters, pandemics and other factors beyond our control may increase the cost of items we purchase or create shortages that could have a material adverse effect on our sales and profitability. In addition, unanticipated changes in consumer preferences or any unforeseen hurdles in meeting our customers’ needs for automotive products (particularly parts availability) in a timely manner could undermine our business strategy.

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

In addition, our overall credit rating may be negatively impacted by our performance, deteriorating and uncertain credit markets or other factors that may or may not be within our control. The interest rates on our revolving credit facility are linked directly to our credit ratings and the interest rates on future debt we issue or incur likely would be affected by our credit ratings in effect at the time such debt is issued or incurred. Accordingly, any further negative impact on our credit ratings would likely result in higher interest rates and interest expense on any borrowings under our revolving credit facility and less favorable terms on our other operating and financing arrangements, including additional debt we may issue or incur in the future. In addition, it could reduce the attractiveness of certain vendor payment programs whereby third-party institutions finance arrangements to our vendors based on our credit rating, which could result in increased working capital requirements.

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

The stock market and the price of our common stock may be subject to wide fluctuations based upon general economic and market conditions. Downturns in the stock market may cause the price of our common stock to decline. The market price of our stock may also be affected by our ability to meet analysts’ expectations or financial guidance that we provide to the investment community. Inability to accurately forecast our operational and financial performance could increase volatility in our stock. Failure to meet expectations set by us or our analysts, even slightly, could have an adverse effect on the price of our common stock. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against such a company. Such litigation could result in substantial costs and a diversion of our attention and resources, which could have an adverse effect on our business. For example, a potential securities class action regarding past public disclosures and a related derivative shareholder litigation suit have been filed against us following a period of significant decline in our stock price (See Item 3. Legal Proceedings of this Annual Report on Form 10-K.

The amount and frequency of our share repurchases and dividend payments may fluctuate.

The amount, timing and execution of our share repurchase program may fluctuate based on our priorities for the use of cash for other purposes such as operational spending, capital spending, acquisitions or repayment or repurchase of debt. Changes in operational results, cash flows, tax laws and our share price could also impact our share repurchase program and other capital activities. Additionally, decisions to return capital to stockholders, including through our repurchase program or the issuance of dividends on our common stock, remain subject to determination of our Board of Directors that any such activity is in the best interests of our stockholders and is in compliance with all applicable laws and contractual obligations.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

We have processes in place for assessing, identifying and managing significant risks from potential cyber threats and vulnerabilities. To protect our information systems from cyber threats, we use a wide variety of tools, controls, technologies, methods, systems and other processes that are designed to prevent, detect, escalate, investigate, mitigate and/or remediate data loss, theft, misuse, unauthorized access or other security incidents or vulnerabilities affecting information systems and data.

Our Senior Vice President, Chief Information Security Officer (“CISO”) and Senior Vice President, Internal Audit and Risk, who oversees our enterprise risk management (“ERM”) framework, partner on definition and treatment of cyber risks. Cybersecurity is a component of our ERM framework and processes. We utilize a wide range of capabilities to help us identify and assess potential cyber threats and vulnerabilities, which feed into our development and regular updating of a risk treatment plan to help us manage our cybersecurity risk posture. We evaluate risks on an ongoing basis across several categories in terms of probability of the likelihood and magnitude of potential impact, using evaluation results to inform our areas of focus and prioritization.

We evaluate risks associated with use of third-party providers through a lifecycle-based approach, conducting risk-based due diligence before engagement, using contractual provisions to apportion risk, and for certain third-party providers, engaging in architectural review and validation at the beginning of engagement. We use third parties to assist with penetration testing, simulated attacks and survey and other threat intelligence reporting on third parties, as well as review and enhancement of associated response processes.

Our cyber risk treatment plan is reviewed in a bimonthly cadence with a cross-functional Cyber Steering Committee, the managerial governing body that regularly reviews our top cyber risks and receives reports on progress on key cyber initiatives. Our CISO leads the Cyber Steering Committee, which also includes individuals with experience identifying and managing enterprise risks, including our President and Chief Executive Officer, Executive Vice President, Chief Financial Officer, Executive Vice President, General Counsel and Corporate Secretary and Senior Vice President, Internal Audit, as well as individuals with technical expertise in information technology, data and cyber matters and/or experience in managing cyber incident responses, including our Executive Vice President, Chief Technology Officer, Senior Vice President, Information Technology Operations and Senior Vice President, Deputy General Counsel and Chief Compliance Officer. Our CISO has over 15 years of Chief Information Security Officer experience leading security strategy and execution for large companies. He holds a Certificate in Secure Software and Information Engineering from Pace University and is a Certified Information Systems Security Professional.

The Internal Audit function assesses cyber security risks and audits components of cyber security on an annual basis. At least every three years, we use an external party to evaluate the maturity of our program against the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework.

The Audit Committee of our Board of Directors is charged with reviewing, discussing with management and overseeing the Company’s information technology and cybersecurity risk. Our CISO and Senior Vice President, Internal Audit and Risk report regularly to the Audit Committee, and at least annually, to the full Board of Directors on cybersecurity risks and management thereof.

Item 2. Properties.

The following table summarizes the location, ownership status and total square footage of space utilized for distribution centers, principal corporate office and retail stores and branches as of December 30, 2023:

		Square Footage (in thousands)
	Location	Leased	Owned
Distribution centers	50 locations in 31 U.S. states and four Canadian provinces	8,106	4,591
Executive office	Raleigh NC	245	—
Stores and branches	4,935 stores and branches in 48 U.S. states and two U.S. territories and 172 stores and branches in nine Canadian provinces	36,644	6,289

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

As of March 5, 2024, there were 1,067 holders of record of our common stock, which does not include the number of beneficial owners whose shares were represented by security position listings.

The following table sets forth information with respect to repurchases of our common stock for the fourth quarter ended December 30, 2023:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value that May Yet Be Purchased Under the Programs (in thousands) (2)
October 8, 2023 to November 4, 2023	20	$51.20	—	$947,339
November 5, 2023 to December 2, 2023	5,340	$52.49	—	$947,339
December 3, 2023 to December 30, 2023	1	$56.25	—	$947,339
Total	5,361	$52.49	—

(1)The aggregate cost of repurchasing shares in connection with the net settlement of shares issued as a result of the vesting of restricted stock units was $0.3 million, or an average price of $52.49 per share, during the twelve weeks ended December 30, 2023.
(2)On February 8, 2022, our Board of Directors authorized an additional $1 billion to the existing share repurchase program. This authorization is incremental to the $1.7 billion that was previously authorized by our Board of Directors.

Stock Price Performance

The following graph shows a comparison of the cumulative total return on our common stock, the Standard & Poor’s (“S&P”) 500 Index and the S&P’s Retail Index. The graph assumes that the value of an investment in our common stock was $100.00 on December 29, 2018, and that any dividends have been reinvested. The comparison in the graph below is based solely on historical data and is not intended to forecast the possible future performance of our common stock.

COMPARISON OF CUMULATIVE TOTAL RETURN AMONG
ADVANCE AUTO PARTS, INC., S&P 500 INDEX
AND S&P RETAIL INDEX

$250.00
$200.00
$150.00
$100.00
$50.00
$0.00
12/29/18
12/28/19
01/02/21
01/01/22
12/31/22
12/30/23
Advance Auto Parts
S&P 500 Index
S&P Retail Index

Company/Index	December 29, 2018	December 28, 2019	January 2, 2021	January 1, 2022	December 31, 2022	December 30, 2023
Advance Auto Parts	$100.00	$102.01	$102.25	$158.16	$100.43	$41.52
S&P 500 Index	$100.00	$132.97	$157.02	$202.09	$165.49	$209.00
S&P Retail Index	$100.00	$129.15	$187.82	$224.09	$147.26	$209.70

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated historical financial statements and the notes to those statements that appear elsewhere in this report. Our discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the section titled “Part 1. Item 1A. Risk Factors” elsewhere in this report. The discussion of our financial condition and changes in our results of operations, liquidity and capital resources for the fiscal year ended December 31, 2022 (“2022”) compared with the fiscal year ended January 1, 2022 (“2021”) has been omitted from this Form 10-K, but are included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for 2022, filed with the Securities and Exchange Commission (“SEC”) on February 28, 2023. Amounts are presented in thousands, except per share data, unless otherwise stated.

Management Overview

A high-level summary of our financial results and other highlights from 2023 includes:

•Net sales during 2023 were $11.3 billion, an increase of 1.2% compared with 2022, driven by new store openings and favorable product mix, partially offset by a 0.3% decline in comparable store sales.
•Gross profit margin for 2023 was 40.1% of Net sales, a decrease of 414 basis points compared with 2022. This decrease was primarily due to higher product costs, inventory-related charges and elevated supply chain costs.
•Operating income for 2023 was $114.4 million, a decrease of $555.9 million from 2022. As a percentage of Net sales, operating income was 1.0%, a decrease of 500 basis points compared with 2022. The increase in Selling, general and administrative (“SG&A”) costs was primarily driven by increased labor-related costs and occupancy expenses.
•Cash flow from operations was $287.4 million during 2023, a decrease of 61.0% compared with 2022, primarily due to lower Net income.
•Diluted earnings per share (“Diluted EPS”) was $0.50 during 2023 compared with $7.65 in 2022.

Refer to “Results of Operations” and “Liquidity and Capital Resources” for further details on our results.

Business and Risk Update

We have been executing various initiatives to improve the customer experience, expand margins and drive consistent execution for both professional and do-it-yourself (“DIY”) customers, including:

•Continued refinement of a demand-based assortment, leveraging purchase and search history from our common catalog
•Advancement towards optimizing our footprint by market to drive share, repurpose our in-market store and asset base and streamline our distribution network
•Progress in the implementation of a more efficient end-to-end supply chain to deliver our broad assortment of inventory
•Continued negotiations with vendors on strategic sourcing and pricing to help mitigate inflationary pressures
•Rationalization of product assortment
•Investment in our frontline workforce
•Incremental investments in store and distribution center distribution

As announced in the third quarter of 2023, we initiated a comprehensive operational and strategic review of our business to help improve execution and position Advance for long-term success and increased shareholder value. We have identified and are pursuing cost reductions that we expect will generate at least $150 million in savings on an annualized basis, of which, we intend to invest approximately $50 million in employee compensation and training with a clear focus on improving the retention of our frontline team members. In addition, we recently launched an initiative to eliminate costs related to our indirect spend by an additional $50 million on an annualized basis We also announced the potential sales of our Worldpac business and the Canadian portion of our Carquest business. Our operational and strategic review progress is ongoing.

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
•Changes in new car sales
•Vehicle manufacturer warranties
•Average age of vehicles in operation
•Economic and geopolitical uncertainty
•Deferral of elective automotive maintenance and improvements in new car quality
•Increased foreign currency exchange volatility

While these factors tend to fluctuate, we remain confident in the long-term growth prospects for the automotive parts industry.

Results of Operations

The following table sets forth certain of our operating data expressed as a percentage of net sales for the periods indicated.

	Year Ended						2023 vs. 2022 $ Change	Basis Points	2022 vs. 2021 $ Change	Basis Points
(in millions)	December 30, 2023		December 31, 2022		January 1, 2022
Net sales	$11,287.6	100.0%	$11,154.7	100.0%	$10,998.0	100.0%	$132.9	—	$156.7	—
Cost of sales	6,764.1	59.9	6,222.5	55.8	6,074.0	55.2	541.6	414	148.5	55
Gross profit	4,523.5	40.1	4,932.2	44.2	4,924.0	44.8	(408.7)	(414)	8.2	(55)
SG&A	4,409.1	39.1	4,262.0	38.2	4,101.6	37.3	147.1	85	160.4	91
Operating income	114.4	1.0	670.2	6.0	822.4	7.5	(555.8)	(500)	(152.2)	(147)
Interest expense	(88.1)	(0.8)	(51.1)	(0.5)	(37.8)	(0.3)	(37.0)	(32)	(13.3)	(11)
Loss on debt extinguishment	—	—	(7.4)	(0.1)	—	—	7.4	7	(7.4)	(7)
Other income (expense), net	5.5	0.0	(7.4)	(0.1)	(2.1)	0.0	12.9	12	(5.3)	(5)
Provision for income taxes	2.1	—	140.0	1.3	185.9	1.7	(137.9)	(124)	(45.9)	(44)
Net income	$29.7	0.3%	$464.3	4.16%	$596.6	5.42%	$(434.6)	(390)	$(132.3)	(126)
Note 1: Table amounts may not foot due to rounding.

Net Sales

Net sales for 2023 were $11.3 billion, an increase of $132.9 million, or 1.2%, compared with 2022, and was primarily driven by new store openings and favorable product mix, partially offset by a decline in units sold. Category growth was led by brakes and batteries. Comparable store sales decreased 0.3% due to a decline in the DIY business.

We calculate comparable store sales based on the change in store or branch sales starting once a location has been open for 13 complete four-week periods (approximately one year) and by including e-commerce sales. Sales to independently-owned Carquest stores are excluded from our comparable store sales. Acquired stores are included in our comparable store sales once the stores have completed 13 complete accounting periods following the acquisition date. We include sales from relocated stores in comparable store sales from the original date of opening. Comparable sales is intended only as supplemental information and is not a substitute for Net sales presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Gross Profit

Gross profit in 2023 was $4.52 billion, or 40.1% of Net sales, compared with $4.93 billion, or 44.2% of Net sales in 2022, a decrease of 414 basis points. Gross profit as a percentage of Net sales was negatively impacted by higher product costs not fully covered by pricing actions of $180.9 million, a change in estimate associated with inventory reserves and other inventory-related charges of $143.5 million as well as elevated supply chain expenses. Gross margin decline was partially offset by favorable product mix.

Selling, General and Administrative Expenses

SG&A for 2023 was $4.41 billion, or 39.1% of Net sales, compared with $4.26 billion, or 38.2% of Net sales for 2022, an increase of 85 basis points. This increase as a percentage of Net sales was primarily driven by increased labor-related costs and occupancy expenses.

Interest Expense

Interest expense for 2023 was $88.1 million, an increase of $37.0 million compared with 2022. This increase was primarily due to interest incurred on higher borrowings against our revolver as well as issuances of senior unsecured notes in 2023. Refer to Note 6. Long-term Debt and Fair Value of Financial Instruments of the Notes to the Consolidated Financial Statements included herein for further details.

Provision for Income Taxes

Our Provision for income taxes for 2023 was $2.1 million compared with $140.0 million for 2022, a favorable change of $137.9 million primarily due to a decrease in taxable income. Our effective tax rate was 6.6% for 2023 and 23.2% for 2022. In 2023, the rate decreased compared with prior year primarily due to a tax benefit resulting from the expiration of statute of limitations for certain tax years in multiple states as well as enhanced utilization of tax credits in the current year and a discrete charge related to share-based compensation.

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

Share Repurchases

In August 2019, our Board of Directors approved a share repurchase program. Under the program, we may periodically repurchase shares of our common stock at market prices through open market purchases effected through a broker dealer and in privately negotiated transactions. The Board of Directors may increase or otherwise modify, renew, suspend or terminate the share repurchase program without prior notice. On February 8, 2022, our Board of Directors authorized an additional $1.0 billion toward our share repurchase program. Previously, in April 2021 and November 2019, our Board of Directors authorized $1.0 billion and $700.0 million for our share repurchase program.

During 2023, we did not repurchase any shares of our common stock in connection with our share repurchase program. During 2022, we repurchased 3.0 million shares of our common stock at an aggregate cost of $598.2 million, or an average price of $201.88 per share, under our share repurchase program. Given macroeconomic uncertainties and our focus on strengthening our balance sheet, we expect to continue our pause on share repurchases in 2024, but may resume share repurchases in the future.

We had $947.3 million remaining under our share repurchase program as of December 30, 2023. Refer to “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for further details on our share repurchase program.

Capital Expenditures

Our primary capital requirements have been the funding of our investments in information technology and supply chain, e-commerce and maintenance of existing stores and branches. We lease approximately 84% of our stores and branches.

Our capital expenditures were $242.4 million in 2023, a decrease of $181.7 million from 2022, related to the decrease of spend in information technology and supply chain as well as fewer store openings from 2022 to 2023.

Our future capital requirements will depend in large part on the timing or number of the investments we make in information technology and supply chain network initiatives and existing stores and new store development (leased and owned locations) within a given year. In 2024, we anticipate that our capital expenditures related to such investments will range from $200 million to $250 million but may vary with business conditions.

Analysis of Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities:

	Year Ended
	December 30, 2023	December 31, 2022	January 1, 2022
Cash flows provided by operating activities	$287,375	$736,571	$1,107,022
Cash flows used in investing activities	(235,489)	(424,448)	(287,314)
Cash flows provided by (used in) financing activities	189,267	(620,704)	(1,064,112)
Effect of exchange rate changes on cash	(8,487)	(8,664)	5,474
Net increase (decrease) in cash and cash equivalents	$232,666	$(317,245)	$(238,930)

Operating Activities

In 2023, Net cash provided by operating activities decreased $449.2 million to $287.4 million. The net decrease in cash flows provided by operating activities compared with the prior year was primarily driven by lower Net income and higher accounts receivable. Refer to “Results of Operations” for further details on our results.

Investing Activities

In 2023, Net cash used in investing activities decreased $189.0 million to $235.5 million compared with 2022. This decrease was attributable to reduced purchases of property and equipment due to the completion of back office integration in the prior year, partially offset by investments in new store openings.

Financing Activities

In 2023, Net cash provided by financing activities increased by $810.0 million to $189.3 million compared with 2022. The net increase in cash provided by financing activities was attributable to a reduction in share repurchases of our common stock of $604.0 million and the incremental net proceeds of $251 million from the issuances of senior unsecured notes in 2023 compared with 2022.

Our Board of Directors has declared a quarterly cash dividend since 2006. Any payments of dividends in the future will be at the discretion of our Board of Directors and will depend upon our results of operations, cash flows, capital requirements and other factors deemed relevant by our Board of Directors.

Long-Term Debt

On March 9, 2023, we issued our 5.90% senior unsecured notes due 2026 (the “2026 Notes”) at 99.94% of the principal amount of $300.0 million and our 5.95% senior unsecured notes due 2028 (the “2028 Notes”) at 99.92% of the principal amount of $300.0 million. The 2026 Notes and 2028 Notes bear interest at a rate of 5.90% and 5.95%, respectively, and are payable semi-annually in arrears in March and September. Proceeds from our 2026 and 2028 Notes were utilized to make repayments on our revolving facility and supplement operational and capital expenditures.

For additional information on transactions entered into relating to long-term debt during the fifty-two weeks ended December 30, 2023, refer to Note 6. Long-term Debt and Fair Value of Financial Instruments of the Notes to the Consolidated Financial Statements included herein.

As of March 12, 2024, we had a credit rating from S&P of BB+ and from Moody’s Investor Service of Baa3. The current outlooks by S&P and Moody’s were stable and negative, respectively. The current pricing grid used to determine our borrowing rate under our revolving credit facility is based on our credit ratings. If our credit ratings further decline, it would negatively impact our interest rate, and our access to additional financing on favorable terms may be limited. In addition, further decline in our credit ratings would likely reduce the attractiveness of our supplier finance programs, whereby our suppliers are provided financing arrangements based on our credit rating. This could result in significantly lower supplier or bank participation in those programs. Following the downgrade in our credit rating from S&P, certain banks reduced participation in our programs. This capacity has been substantially replaced with new participating banks as well as existing participating banks providing increased capacity. Lower participation in our supplier payment programs would shorten our payable terms, resulting in an increase in our working capital requirements, and may have a material negative impact on our liquidity or capital resources.

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

Contractual and Off Balance Sheet Obligations

We enter into operating leases for certain store locations, distribution centers, office spaces, equipment and vehicles. Our property leases generally contain renewal and escalation clauses and other concessions. These provisions are considered in our calculation of our minimum lease payments that are recognized as expense on a straight-line basis over the applicable lease term. Any lease payments that are based upon an existing index or rate are included in our minimum lease payment calculations. As of December 30, 2023, our operating lease obligations were $2.66 billion. As of December 30, 2023, our long-term debt, consisting of senior unsecured notes with varying maturities through 2032, was $1.8 billion. Future interest payable related to long-term debt was $380.0 million as of December 30, 2023. As part of our normal operations, we enter into purchase commitments primarily for the purchase of goods or services that are enforceable, legally binding and specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. As of December 30, 2023, our purchase commitments were $133.0 million.

On February 27, 2023, we entered into Amendment No. 1 (“Amendment No. 1”) to the Credit Agreement, dated November 9, 2021, with Advance Auto Parts, Inc., as Borrower, Advance Stores Company, Incorporated, as a Guarantor, the lenders party thereto, and Bank of America, N.A., as administrative agent (“2021 Credit Agreement”). Amendment No. 1 extends the maturity date of the 2021 Credit Agreement by one year from November 9, 2026, to November 9, 2027. Amendment No. 1 also replaces an adjusted LIBOR benchmark rate with a Term Secured Overnight Financing Rate benchmark rate, as adjusted by an increase of ten basis points, plus the applicable margin under the 2021 Credit Agreement. Amendment No. 1 made no other material changes to the terms of the 2021 Credit Agreement. On August 21, 2023, we entered into Amendment No. 2 (“Amendment No. 2”) to the 2021 Credit Agreement in order to amend certain financial covenants related to the Consolidated Coverage Ratio (as defined therein), and on November 20, 2023, we entered into Amendment No. 3 (“Amendment No. 3”) to the 2021 Credit Agreement in order to further amend financial covenants related to the Consolidated Coverage Ratio. Pursuant to Amendment No. 2 and Amendment No. 3, we will not permit the Consolidated Coverage Ratio to be less than (a) 1.75 to 1.00 for each period of four fiscal quarters ending on October 7, 2023 through and including the period of four fiscal quarters ending on October 5, 2024, (b) 2.00 to 1.00 for each period of four fiscal quarters ending on December 28, 2024 through and including the period of four fiscal quarters ending on October 4, 2025 and (c) 2.25 to 1.00 for each period of four fiscal quarters ending after October 4, 2025. Amendment No. 2. and Amendment No. 3 made no other material changes to the terms of the 2021 Credit Agreement. On February 26, 2024, we entered into Amendment No. 4 (“Amendment No. 4”) to the Credit Agreement dated November 9, 2021, with Advance Auto Parts, Inc., as Borrower, Advance Stores Company, Incorporated, as a Guarantor, the lenders party thereto, and Bank of America, N.A., as administrative agent to enable certain addbacks to the definition of Consolidated EBITDA contained therein for specific write-downs of inventory and vendor receivables. Amendment No. 4 also updated certain limitations on future incurrences of other indebtedness and liens, replacing the cap thereon of 10% of consolidated net tangible assets with $400 million, and eliminated the $250 million basket for accounts receivable securitization transactions. Amendment No. 4 made no other material changes to the terms of the 2021 Credit Agreement.

In addition to our Consolidated Coverage Ratio requirement, we are required to maintain a maximum leverage ratio of 3.75 to 1.00. Our compliance with these covenants will depend upon achieving our financial targets including improvements in operating income. As of December 30, 2023, giving consideration to the amendments to our 2021 Credit Agreement, we were in compliance with the financial covenants required thereby. We currently expect to be in compliance with these financial covenants for the next 12 months. However, risk of noncompliance increases if our financial performance worsens or we are required to increase borrowings to fund operations. If we are not in compliance with the financial covenants required by our 2021 Credit Agreement, and cannot timely secure an amendment or waiver thereof, we would be in default of our 2021 Credit Agreement and our outstanding senior unsecured notes, which would have a material adverse impact on our financial condition.

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

Vendor Incentives

We receive incentives in the form of reductions to amounts owed and/or payments from vendors related to volume rebates and other promotional considerations. Many of these incentives are under agreements with terms in excess of one year, while others are negotiated on an annual basis or less. Advertising allowances received as a reimbursement of specific, incremental and identifiable costs incurred to promote a vendor’s products are included as an offset to SG&A when the cost is incurred. Volume rebates and vendor promotional allowances that do not meet the requirements for offsetting in SG&A and that are earned based on inventory purchases are initially recorded as a reduction to inventory. These deferred amounts are recorded as a reduction to Cost of sales as the inventory is sold.

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

Self-Insurance Reserves

Our self-insurance reserves consist of the estimated exposure for claims filed, claims incurred but not yet reported and projected future claims, and are established using actuarial methods followed in the insurance industry and our historical claims experience. Specific factors include, but are not limited to, assumptions about health care costs, the severity of accidents, the incidence of illness and the average size of claims. Generally, claims for automobile and general liability and workers’ compensation take several years to settle. We classify the portion of our self-insurance reserves that is not expected to be settled within one year in Other long-term liabilities.

While we do not expect the amounts ultimately paid to differ significantly from our estimates, our self-insurance reserves and corresponding Cost of sales and SG&A could be affected if future claim experience differs significantly from historical trends and actuarial assumptions. A 10% change in our self-insurance liabilities at December 30, 2023 would result in a change in expense of approximately $15.0 million for 2023.

Excess and Obsolete Inventory Reserves

In connection with a strategic and operational review of the business, we reviewed the rationalization of product assortment and planned decisive actions related to inventory. As a result, we made a change in our estimate of excess inventory reserves resulting in an increase to Cost of sales of approximately $116 million. Our excess and obsolete inventory reserve assessment includes analyzing our inventory at the SKU level by assessing each SKU quantity based on years on hand, the stage within the product lifecycle the SKU is assigned and sales history. From this data analysis, our excess and obsolete inventory is identified, analyzed and compared against our reserve. Additionally, from time to time, specific SKUs may be identified as excess and/or obsolete for which a reserve will be recognized.

We classify each product into a product lifecycle category: introduction, expansion, saturation, reduction and disposition. This assessment is routinely performed and includes, but is not limited to, the analysis of anticipated, historical and actual demand; and changes in customer preferences. SKU-level classifications are updated as warranted.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risks.

We are subject to interest rate risk to the extent we borrow against our revolving credit facility as it is based, at our option, on adjusted Term Secured Overnight Financing Rate (“SOFR”) plus a margin, or an alternate base rate plus a margin. As of December 30, 2023, we had no borrowings outstanding under our revolving credit facility. As of December 31, 2022, we had $185.0 million of borrowings outstanding under our revolving credit facility.

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

We are exposed to foreign currency exchange rate fluctuations for the portion of our inventory purchases denominated in foreign currencies. We believe that the price volatility relating to foreign currency exchange rates is partially mitigated by our ability to adjust selling prices. During 2023 and 2022, foreign currency transactions did not materially impact Net income.

Item 8. Financial Statements and Supplementary Data.

This information is included in “Item 15. Exhibits, Financial Statement Schedules” of this annual report and is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), are management’s controls and other procedures that are designed to ensure that information required to be disclosed by management in the Company’s reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Internal controls over financial reporting, no matter how well designed, have inherent limitations, including the possibility of human error and the override of controls. Therefore, even those systems determined to be effective can provide only “reasonable assurance” with respect to the reliability of financial reporting and financial statement preparation and presentation. Further, because of changes in conditions, the effectiveness may vary over time.

Evaluation of Disclosure Controls and Procedures

Management evaluated, with the participation of the Company’s principal executive officer and principal financial officer, the effectiveness of its disclosure controls and procedures as of December 30, 2023. Based on this evaluation, the Company’s principal executive officer and our principal financial officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective to accomplish their objectives at the reasonable assurance level due to the material weakness described below.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13(a) - 15(f) under the Exchange Act. Management’s internal control over financial reporting is a process designed under the supervision of our principal executive officer and principal financial officer, and effected by our Board of Directors, management and other personnel, to provide “reasonable assurance” regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with GAAP. Management’s internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that its receipts and expenditures are being made only in accordance with authorizations of management and directors; and (3) provide “reasonable assurance” regarding prevention or timely detection of unauthorized acquisition, use or disposition of its assets that could have a material effect on the financial statements.

As of December 30, 2023, management, including the Company’s principal executive officer and principal financial officer, assessed the effectiveness of its internal control over financial reporting based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, the Company’s principal executive officer and our principal financial officer have concluded that, as of the end of the period covered by this report, the Company’s internal control over financial reporting was not effective to accomplish their objectives at the reasonable assurance level solely due to the material weakness described below.

As previously disclosed in our Form 10-Q for the period ended April 22, 2023 and continuing to exist as of December 30, 2023, management identified a material weakness in our internal control over financial reporting that existed due to turnover of key accounting positions. The Company was not able to attract, develop and retain sufficient resources to fulfill internal control and accounting responsibilities.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Management has corrected the relevant prior periods of its Consolidated Financial Statements and related footnotes in this Form 10-K for the immaterial errors identified for comparative purposes. Further, management believes that the Consolidated Financial Statements and related financial information included present fairly, in all material respects, our balance sheets, statements of operations, comprehensive income and cash flows as of and for the periods presented.

Attestation Report of Registered Public Accounting Firm
Management’s internal control over financial reporting as of December 30, 2023 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, who also audited the Company’s consolidated financial statements for the year ended December 30, 2023, as stated in their report included herein, which expresses an adverse opinion on the effectiveness of its internal control over financial reporting as of December 30, 2023.

Remediation Efforts to Address the Previously Disclosed Material Weakness

The Company has devoted, and will continue to devote, significant time and resources to complete its remediation of the material weakness. The following components of the remediation plan, among others, have been executed:

•Backfilled open roles and hired approximately 30 experienced personnel (both permanent employees and contract labor) with the requisite accounting and internal controls knowledge and experience to sufficiently complement the existing global controllership organization;
•Completed the review of the organizational structure of the global controllership function by a third-party consultant and implemented recommended changes;
•Assessed our methodologies, policies and procedures to ensure adequate design and effectiveness of processes supporting internal control over financial reporting;
•Added redundant and compensating internal controls to enhance our internal control structure and commenced testing of certain controls during the third quarter and completed full testing in the fourth quarter;
•Assessed the specific training needs for newly hired and existing personnel and developed and delivered training programs designed to uphold our internal controls standards;
•Following the departure of the Company’s Chief Financial Officer during the third fiscal quarter of 2023, hired a new Chief Financial Officer who began employment with the Company on November 27, 2023; and

•Following the departure of the Company’s Chief Accounting Officer during the fourth fiscal quarter of 2023, hired a new Chief Accounting Officer who began employment with the Company on January 9, 2024.

The Company considers the remediation of the material weakness to be a top priority and has made significant progress in executing the remediation plan. The material weakness will not be considered fully remediated until the remediation actions are tested and deemed to have been operating effectively for a sufficient period of time.

Changes in Internal Control Over Financial Reporting
Except for the changes described above, there has been no change in the Company’s internal control over financial reporting during the fourth quarter ended December 30, 2023 that has materially affected or is reasonably likely to materially affect its internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

Item 9B. Other Information.

During the twelve weeks ended December 30, 2023, no Rule 10b5-1 or non-Rule 10b5-1 trading arrangements were adopted or terminated by the Company’s officers or directors as each term is defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

For a discussion of our directors, executive officers and corporate governance, see the information set forth in the sections and subsections entitled “Proposal No. 1 - Election of Directors,” “Corporate Governance,” “Additional Information Regarding Executive Compensation - Information Concerning our Executive Officers,” “Audit Committee Report,” and “Additional Information Regarding Executive Compensation - Delinquent Section 16(a) Reports,” “Code of Ethics and Business Conduct” and “Code of Ethics for Finance Professionals” in our proxy statement for the 2024 annual meeting of stockholders to be filed with the SEC within 120 days after the close of our fiscal year ended December 30, 2023 (the “2024 Proxy Statement”), which is incorporated herein by reference.

Item 11. Executive Compensation.

See the information set forth in the sections entitled “Compensation Committee Report,” “Compensation Discussion and Analysis,” “Compensation Program Risk Assessment,” “Additional Information Regarding Executive Compensation” and “Director Compensation” in the 2024 Proxy Statement, which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

See the information set forth in the subsections entitled “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in the 2024 Proxy Statement, which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

See the information set forth in the subsections entitled “Corporate Governance - Related Party Transactions” and “Board Independence and Structure” in the 2024 Proxy Statement, which is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

See the information set forth in the subsection entitled “2023 and 2022 Audit Fees” in the 2024 Proxy Statement, which is incorporated herein by reference.

PART IV

Item 15.     Exhibits, Financial Statement Schedules.

(1) Financial Statements
Audited Consolidated Financial Statements of Advance Auto Parts, Inc. and Subsidiaries for the years ended December 30, 2023, December 31, 2022 and January 1, 2022:
Reports of Independent Registered Public Accounting Firm (PCAOB ID No. 34)	31
Consolidated Balance Sheets	35
Consolidated Statements of Operations	36
Consolidated Statements of Comprehensive Income	36
Consolidated Statements of Changes in Stockholders' Equity	37
Consolidated Statements of Cash Flows	38
Notes to the Consolidated Financial Statements	39

(2) Financial Statement Schedule
Schedule II - Valuation and Qualifying Accounts	74

(3) Exhibits
Exhibit Index	75

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Advance Auto Parts, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Advance Auto Parts, Inc. and subsidiaries (the "Company") as of December 30, 2023 and December 31, 2022, the related consolidated statements of operations, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 30, 2023, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 30, 2023 and December 31, 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 30, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2024, expressed an adverse opinion on the Company's internal control over financial reporting because of a material weakness.

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

Vendor Incentives — Refer to Note 2 to the Consolidated Financial Statements

Critical Audit Matter Description

The Company receives incentives in the form of reductions in amounts owed to and/or payments due from vendors related to volume rebates and other promotions. Volume rebates and vendor promotional allowances are earned based on inventory purchases and initially recorded as a reduction to inventory, except for allowances provided as reimbursement of specific, incremental and identifiable costs incurred to promote a vendor’s products that are offset in selling, general and administrative expenses. The deferred amounts are recorded as a reduction in cost of sales as the inventory is sold. Total deferred vendor incentives included as a reduction of inventories were $67.9 million as of December 30, 2023.

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

/s/Deloitte & Touche LLP

Charlotte, North Carolina
March 12, 2024

We have served as the Company’s auditor since 2002.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Advance Auto Parts, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Advance Auto Parts, Inc. and subsidiaries (the “Company”) as of December 30, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weakness identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 30, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended December 30, 2023, of the Company and our report dated March 12, 2024, expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment. Management has identified a material weakness in internal control over financial reporting due to the inability to attract, develop and retain sufficient resources to fulfill internal control and accounting responsibilities. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule as of and for the year ended December 30, 2023, of the Company, and this report does not affect our report on such financial statements.

/s/Deloitte & Touche LLP

Charlotte, North Carolina
March 12, 2024

Advance Auto Parts, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except per share data)

	December 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$503,471	$270,805
Receivables, net	800,141	684,048
Inventories, net	4,857,702	4,896,269
Other current assets	215,707	163,695
Total current assets	6,377,021	6,014,817
Property and equipment, net of accumulated depreciation of $2,857,726 and $2,590,382	1,648,546	1,690,139
Operating lease right-of-use assets	2,578,776	2,607,690
Goodwill	991,743	990,471
Other intangible assets, net	593,341	620,901
Other assets	86,899	62,429
Total assets	$12,276,326	$11,986,447

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,177,974	$4,178,907
Accrued expenses	671,237	629,464
Current portion of long-term debt	—	185,000
Other current liabilities	458,194	427,480
Total current liabilities	5,307,405	5,420,851
Long-term debt	1,786,361	1,188,283
Non-current operating lease liabilities	2,215,766	2,278,318
Deferred income taxes	362,542	410,749
Other long-term liabilities	84,524	89,054
Total liabilities	9,756,598	9,387,255

Commitments and contingencies

Stockholders’ equity:
Preferred stock, nonvoting, $0.0001 par value, 10,000 shares authorized; no shares issued or outstanding	—	—
Common stock, voting, $0.0001 par value, 200,000 shares authorized; 77,349 shares issued and 59,512 outstanding at December 30, 2023 76,989 shares issued and 59,264 outstanding at December 31, 2022	8	8
Additional paid-in capital	946,099	897,560
Treasury stock, at cost, 17,837 and 17,724 shares	(2,933,286)	(2,918,768)
Accumulated other comprehensive loss	(52,232)	(44,695)
Retained earnings	4,559,139	4,665,087
Total stockholders’ equity	2,519,728	2,599,192
Total liabilities and stockholders’ equity	$12,276,326	$11,986,447

The accompanying notes to the consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share data)

	Year Ended
	December 30, 2023	December 31, 2022	January 1, 2022
Net sales	$11,287,607	$11,154,722	$10,997,989
Cost of sales	6,764,105	6,222,487	6,074,039
Gross profit	4,523,502	4,932,235	4,923,950
Selling, general and administrative expenses	4,409,125	4,261,982	4,101,585
Operating income	114,377	670,253	822,365
Other, net:
Interest expense	(88,055)	(51,060)	(37,791)
Loss on early redemptions of senior unsecured notes	—	(7,408)	—
Other income (expense), net	5,525	(7,423)	(2,081)
Total other, net	(82,530)	(65,891)	(39,872)
Income before provision for income taxes	31,847	604,362	782,493
Provision for income taxes	2,112	139,960	185,878
Net income	$29,735	$464,402	$596,615

Basic earnings per common share	$0.50	$7.70	$9.32
Weighted average common shares outstanding	59,432	60,351	64,028

Diluted earnings per common share	$0.50	$7.65	$9.25
Weighted average common shares outstanding	59,608	60,717	64,509

Consolidated Statements of Comprehensive Income
(in thousands)

	Year Ended
	December 30, 2023	December 31, 2022	January 1, 2022
Net income	$29,735	$464,402	$596,615
Other comprehensive loss:
Changes in net unrecognized other postretirement benefit costs, net of tax of $(29), $66 and $93	82	(186)	(264)
Currency translation adjustments	(7,619)	(17,450)	(59)
Total other comprehensive loss	(7,537)	(17,636)	(323)
Comprehensive income	$22,198	$446,766	$596,292

The accompanying notes to the consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries Consolidated Statements of Changes in Stockholders’ Equity (in thousands, except per share data)

	Common Stock		Additional Paid-in Capital	Treasury Stock, at cost	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance, January 2, 2021	66,361	$8	$783,709	$(1,394,080)	$(26,736)	$4,174,060	$3,536,961
Net income	—	—	—	—	—	596,615	596,615
Total other comprehensive income	—	—	—	—	(323)	—	(323)
Restricted stock units and deferred stock units vested	331	—	—	—	—	—	—
Share-based compensation	—	—	63,067	—	—	—	63,067
Stock issued under employee stock purchase plan	23	—	3,074	—	—	—	3,074
Repurchases of common stock	(4,710)	—	—	(906,208)	—	—	(906,208)
Cash dividends declared ($3.25 per common share)	—	—	—	—	—	(206,951)	(206,951)
Other	4	—	(4,443)	—	—	—	(4,443)
Balance, January 1, 2022	62,009	8	845,407	(2,300,288)	(27,059)	4,563,724	3,081,792
Net income	—	—	—	—	—	464,402	464,402
Total other comprehensive income	—	—	—	—	(17,636)	—	(17,636)
Issuance of shares upon the exercise of stock options	3	—	535	—	—	—	535
Restricted stock units and deferred stock units vested	297	—	—	—	—	—	—
Share-based compensation	—	—	50,978	—	—	—	50,978
Stock issued under employee stock purchase plan	25	—	4,140	—	—	—	4,140
Repurchases of common stock	(3,070)	—	—	(618,480)	—	—	(618,480)
Cash dividends declared ($6.00 per common share)	—	—	—	—	—	(363,039)	(363,039)
Other	—	—	(3,500)	—	—	—	(3,500)
Balance, December 31, 2022	59,264	8	897,560	(2,918,768)	(44,695)	4,665,087	2,599,192
Net income	—	—	—	—	—	29,735	29,735
Total other comprehensive loss	—	—	—	—	(7,537)	—	(7,537)
Restricted stock units and deferred stock units vested	308	—	—	—	—	—	—
Share-based compensation	—	—	45,647	—	—	—	45,647
Stock issued under employee stock purchase plan	53	—	3,892	—	—	—	3,892
Repurchases of common stock	(113)	—	—	(14,518)	—	—	(14,518)
Cash dividends declared ($2.25 per common share)	—	—	—	—	—	(135,683)	(135,683)
Other		—	(1,000)	—	—	—	(1,000)
Balance, December 30, 2023	59,512	$8	$946,099	$(2,933,286)	$(52,232)	$4,559,139	$2,519,728

The accompanying notes to the consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries Consolidated Statements of Cash Flows (in thousands)

	Year Ended
	December 30, 2023	December 31, 2022	January 1, 2022
Cash flows from operating activities:
Net income	$29,735	$464,402	$596,615
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	306,454	283,800	259,933
Share-based compensation	45,647	50,978	63,067
Loss and impairment of long-lived assets	857	3,581	8,949
Loss on early redemption of senior unsecured notes	—	7,408	—
Provision for deferred income taxes	(47,782)	16,528	58,786
Other, net	3,267	2,587	(7,985)
Net change in:
Receivables, net	(114,665)	67,147	(7,456)
Inventories	44,821	(229,643)	(124,139)
Accounts payable	(4,645)	227,774	291,042
Accrued expenses	115,673	(167,723)	102,345
Other assets and liabilities, net	(91,987)	9,732	(134,135)
Net cash provided by operating activities	287,375	736,571	1,107,022
Cash flows from investing activities:
Purchases of property and equipment	(242,411)	(424,061)	(289,639)
Purchase of intangible asset	—	(1,900)	—
Proceeds from sales of property and equipment	6,922	1,513	2,325
Net cash used in investing activities	(235,489)	(424,448)	(287,314)
Cash flows from financing activities:
Borrowings under credit facilities	4,805,000	2,035,000	—
Payments on credit facilities	(4,990,000)	(1,850,000)	—
Proceeds from issuance of senior unsecured notes, net	599,571	348,618	—
Payments on senior unsecured notes	—	(201,081)	—
Dividends paid	(209,293)	(336,230)	(160,925)
Repurchases of common stock	(14,518)	(618,480)	(906,208)
Other, net	(1,493)	1,469	3,021
Net cash provided by (used in) financing activities	189,267	(620,704)	(1,064,112)
Effect of exchange rate changes on cash	(8,487)	(8,664)	5,474
Net increase (decrease) in cash and cash equivalents	232,666	(317,245)	(238,930)
Cash and cash equivalents, beginning of period	270,805	588,050	826,980
Cash and cash equivalents, end of period	$503,471	$270,805	$588,050

Supplemental cash flow information:
Interest paid	$73,844	$46,159	$36,372
Income tax payments	$98,792	$94,605	$177,317
Non-cash transactions:
Accrued purchases of property and equipment	$5,287	$8,927	$14,369

The accompanying notes to the consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
(Amounts presented in thousands, except per share data, unless otherwise stated)

1.Nature of Operations and Basis of Presentation

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

As of December 30, 2023, we operated a total of 4,786 stores and 321 branches primarily within the United States, with additional locations in Canada, Puerto Rico and the U.S. Virgin Islands. In addition, as of December 30, 2023, we served 1,245 independently owned Carquest branded stores across the same geographic locations served by our stores and branches in addition to Mexico and various Caribbean islands. Our stores operate primarily under the trade names “Advance Auto Parts” and “Carquest,” and our branches operate under the “Worldpac” trade names.

Accounting Period

Our fiscal year ends on the Saturday closest to December 31st. All references herein for the years 2023, 2022 and 2021 represent the fiscal years ended December 30, 2023, December 31, 2022 and January 1, 2022, respectively, and consisted of fifty-two weeks.

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

Revision of Previously Issued Financial Statements for Correction of Immaterial Errors

During the forty weeks ended October 7, 2023, we identified errors impacting Cost of sales by $10.2 million and Selling, general and administrative (“SG&A”) expenses by $17.3 million. These charges were incurred in prior periods but not recorded and primarily related to product returns and vendor credits. During the twelve weeks ended December 30, 2023, we identified additional errors impacting Cost of sales, SG&A expenses and Other income (expense), net, of $52.7 million, $19.3 million and $1.7 million incurred in prior years but not previously recognized. These charges primarily related to product costs and vendor credits. We assessed the materiality of the errors, including the presentation on prior period consolidated financial statements, on a qualitative and quantitative basis in accordance with SEC Staff Accounting Bulletin No. 99, Materiality, codified in Accounting Standards Codification Topic 250, Accounting Changes and Error Corrections. We concluded that these errors and the related impacts did not result in a material misstatement of our previously issued consolidated financial statements as of and for the years ended December 31, 2022 and January 1, 2022 and our previously issued unaudited condensed consolidated interim financial statements as of and for the sixteen weeks ended April 22, 2023; the twelve and twenty-eight weeks ended July 15, 2023; and the twelve and forty weeks ended October 7, 2023. Correcting the cumulative effect of these errors in the fifty-two weeks ended December 30, 2023 would have had a significant effect on the results of operations for such periods.

We have corrected the relevant prior periods of our consolidated financial statements and related footnotes for these and other immaterial errors for comparative purposes and will also correct previously reported financial information for such immaterial errors in future filings, as applicable. A summary of the corrections to the impacted financial statement line items from our previously issued financial statements are presented in Note 18. Immaterial Misstatement of Prior Period Financial Statements.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
(Amounts presented in thousands, except per share data, unless otherwise stated)

2.    Significant Accounting Policies

Cash and Cash Equivalents

Cash and cash equivalents consist of cash in banks and highly-liquid instruments with original maturities of three months or less. Additionally, credit card and debit card receivables from banks, which generally settle in less than four business days, are included in cash equivalents.

Inventory

Our inventory consists primarily of parts, batteries, accessories and other products used on vehicles that have reasonably long shelf lives and is stated at the lower of cost or market. The cost of our merchandise inventory is primarily determined using the last-in, first-out (“LIFO”) method. Under the LIFO method, our cost of sales reflects the costs of the most recently purchased inventories, while the inventory carrying balance represents the costs relating to prices paid in 2023 and prior years. We regularly review inventory quantities on-hand, consider whether we may have excess or obsolete inventory based on our current approach for managing slower moving inventory and adjust the carrying value as necessary. In 2023, we performed a strategic and operational review of the business, which included the rationalization of product assortment and planned decisive actions. As a result, we made a change in our estimate of excess inventory reserves resulting in a $116.0 million charge to cost of sales.

Vendor Incentives

We receive incentives in the form of reductions to amounts owed to and/or payments from vendors related to volume rebates and other promotional considerations. Many of these incentives are under long-term agreements in excess of one year, while others are negotiated on an annual or more frequent basis. Advertising allowances provided as a reimbursement of specific, incremental and identifiable costs incurred to promote a vendor’s products are included as an offset to SG&A when the cost is incurred. Volume rebates and allowances that do not meet the requirements for offsetting in SG&A are recorded as a reduction to inventory as volume rebates and allowances are earned based on inventory purchases. Total deferred vendor incentives recorded as a reduction of Inventories were $67.9 million and $77.5 million as of December 30, 2023 and December 31, 2022.

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

Costs incurred with the acquisition or development of software for internal use are capitalized and amortized over the expected useful life of the software, generally five years. Subsequent additions, modifications or upgrades are capitalized to the extent it enhances the software’s functionality. Capitalized software is classified in the Construction in progress category, but once placed into service is removed from Construction in progress and classified within the Furniture, fixtures and equipment category and is depreciated on the straight-line method over three to ten years.

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

We have three operating segments, defined as “Advance Auto Parts/Carquest U.S.,” “Carquest Canada” and “Worldpac”. As each operating segment represents a reporting unit, goodwill is assigned to each reporting unit. See Note 4. Goodwill and Intangibles for additional information.

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

Self-Insurance

We are self-insured for general and automobile liability, workers’ compensation and health care claims of our team members, while maintaining stop-loss coverage with third-party insurers to limit our total liability exposure. Expenses associated with these liabilities are calculated for (i) claims filed, (ii) claims incurred but not yet reported and (iii) projected future claims using actuarial methods followed in the insurance industry as well as our historical claims experience. We include the current portion of self-insurance reserves in Accrued expenses and the long-term portion of self insurance reserves in Other long-term liabilities in the accompanying Consolidated Balance Sheets.

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

The following table summarizes financial information for each of our product groups:

	Year Ended
	December 30, 2023	December 31, 2022	January 1, 2022
Percentage of Sales, by Product Group
Parts and Batteries	65%	66%	67%
Accessories and Chemicals	19	20	20
Engine Maintenance	15	13	12
Other	1	1	1
Total	100%	100%	100%

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

Preopening Expenses

Preopening expenses, which consist primarily of payroll and occupancy costs related to the opening of new stores, are expensed as incurred as a component of SG&A in the accompanying Consolidated Statements of Operations.

Advertising Costs

We expense advertising costs as incurred. Advertising expense, net of qualifying vendor promotional funds, was $151.8 million, $164.0 million and $178.0 million in 2023, 2022 and 2021.

Foreign Currency Translation

The assets and liabilities of our foreign operations are translated into U.S. dollars at current exchange rates. Revenues, expenses and cash flows are translated at average exchange rates for the year. Resulting translation adjustments are reflected as a separate component in the Consolidated Statements of Comprehensive Income. Foreign currency transactions, which are included in Other income (expense), net, were a loss of $3.4 million in 2023, loss of $4.8 million in 2022 and income of $1.7 million in 2021.

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

Segment Information

Operating segments are defined as components of an enterprise for which discrete financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”) for purposes of allocating resources and evaluating financial performance. Our CODM, the Chief Executive Officer, reviews financial information presented on a consolidated basis, accompanied by information about our three operating segments, for the purpose of allocating resources and evaluating financial performance.

We have one reportable segment as the three operating segments are aggregated primarily due to the economic and operational similarities of each operating segment as the stores and branches have similar characteristics, including the nature of the products and services offered, customer base and the methods used to distribute products and provide services to its customers.

Recently Issued Accounting Pronouncements - Not Yet Adopted

Disclosure Improvements

In October 2023, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) 2023-06, Disclosure Improvements (“ASU 2023-06”), which defers when companies will be required to improve and clarify disclosure and presentation requirements by June 2027. ASU 2023-06 applies to all entities subject to meeting the Securities and Exchange (“SEC”) disclosure requirements. These updates would require additional qualitative information to the Statement of Cash Flows, Earnings Per Share, Debt and Shareholder’s Equity disclosures. The related disclosures are effective for the fiscal year beginning after December 15, 2024. We are currently evaluating the impact of adopting ASU 2023-06 on our consolidated financial statements and related disclosures, and do not believe it will have a material impact on our consolidated financial statements.

Improvements to Reportable Segment Disclosures

In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires a company to disclose additional, more detailed information about a reportable segment’s significant expenses, even if there is one reportable segment, and is intended to improve the disclosures about a public entity’s reportable segments. The ASU is effective for fiscal years beginning after December 15, 2023, and for interim periods beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the impact of the adoption of ASU 2023-07 and do not believe it will have a material impact on our consolidated financial statements and segment reporting.

Income Tax Disclosure Improvements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (“ASU 2023-09”), which requires a company to enhance their income tax disclosures. In each annual reporting period, the company should disclose the specific categories used in the rate reconciliation and additional information for reconciling items that meet a quantitative threshold, including disaggregation of taxes paid by jurisdiction. The related disclosures are effective for the fiscal year beginning after December 15, 2024. We are currently evaluating the impact of adopting ASU 2023-09 on our consolidated financial statements and related disclosures and do not believe it will have a material impact on our consolidated financial statements.

Recently Issued Accounting Pronouncements - Adopted

Supplier Finance Programs

In September 2022, the FASB issued ASU 2022-04, Liabilities—Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations (“ASU 2022-04”), which requires a company to disclose sufficient qualitative and quantitative information about any supplier finance program in which it participates as a buyer. In each annual reporting period, the company should disclose the key terms of the program, including a rollforward of those obligations outstanding at the beginning of the period. ASU 2022-04 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the requirement on rollforward information, which is effective for fiscal years beginning after December 15, 2023. The adoption of ASU 2022-04 on our consolidated financial statements and related disclosures does not have a material impact on our consolidated financial statements.

Reference Rate Reform

In March 2021, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848 (“ASU 2022-06”), which defers when companies will be required to find an alternative rate to LIBOR to December 31, 2024. ASU 2022-06 applies to all entities subject to meeting certain criteria that have contracts, hedging relationships or other transactions that include the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. We have modified current agreements to reference an alternative rate other than LIBOR, and determined there is no material impact on our consolidated financial statements.

3.Inventories

We used the LIFO method of accounting for approximately 91.4% of Inventories at December 30, 2023 and 92.4% of Inventories at December 31, 2022. As a result of changes in the LIFO reserve, we recorded a decrease to Cost of sales of $94.6 million in 2023 and an increase to Cost of sales of $311.8 million in 2022 and a decrease to Cost of sales of $122.3 million in 2021.

Purchasing and warehousing costs included in Inventories as of December 30, 2023 and December 31, 2022 were $576.9 million and $635.9 million.

Inventory balances were as follows:

	December 30, 2023	December 31, 2022
Inventories at first-in, first-out (“FIFO”)	$5,041,752	$5,174,918
Adjustments to state inventories at LIFO	(184,050)	(278,649)
Inventories at LIFO	$4,857,702	$4,896,269

4.Goodwill and Other Intangible Assets, Net

Goodwill

At December 30, 2023 and December 31, 2022, the carrying amount of Goodwill in the accompanying Consolidated Balance Sheets was $991.7 million and $990.5 million. The change in Goodwill during 2023 and 2022 was $1.2 million and $3.3 million, and related to foreign currency translation. There has been no history of impairment of goodwill experienced to date.

Other Intangible Assets, Net

Amortization expense was $29.5 million, $31.0 million and $31.1 million for 2023, 2022 and 2021. A summary of the composition of the gross carrying amounts and accumulated amortization of acquired other intangible assets are presented in the following table:

	December 30, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Customer relationships	$350,092	$(296,205)	$53,887	$349,428	$(267,806)	$81,622
Non-compete and other	40,157	(38,575)	1,582	40,157	(38,051)	2,106
	390,249	(334,780)	55,469	389,585	(305,857)	83,728
Indefinite-lived intangible assets:
Brands, trademark and trade names	537,872	—	537,872	537,173	—	537,173
Total intangible assets	$928,121	$(334,780)	$593,341	$926,758	$(305,857)	$620,901

Future Amortization Expense

The expected amortization expense for the next five years and thereafter for acquired intangible assets recorded as of December 30, 2023 was as follows:

Year	Amount
2024	$28,164
2025	26,633
2026	380
2027	292
$55,469

5.     Receivables, net

Receivables, net, consisted of the following:

	December 30, 2023	December 31, 2022
Trade	$558,953	$557,195
Vendor	257,847	133,023
Other	10,930	10,638
Total receivables	827,730	700,856
Less: allowance for credit losses	(27,589)	(16,808)
Receivables, net	$800,141	$684,048

6.Long-term Debt and Fair Value of Financial Instruments

Long-term debt consisted of the following:

	December 30, 2023	December 31, 2022
5.90% Senior Unsecured Notes (net of unamortized discount and debt issuance costs of $1,631 at December 30, 2023) due March 9, 2026	$298,369	$—
1.75% Senior Unsecured Notes (net of unamortized discount and debt issuance costs of $2,486 and $3,053 at December 30, 2023 and December 31, 2022) due October 1, 2027	347,514	346,947
5.95% Senior Unsecured Notes (net of unamortized discount and debt issuance costs of $1,884 at December 30, 2023) due March 9, 2028	298,116	—
3.90% Senior Unsecured Notes (net of unamortized discount and debt issuance costs of $3,851 and $4,438 at December 30, 2023, and December 31, 2022) due April 15, 2030	496,149	495,562
3.50% Senior Unsecured Notes (net of unamortized discount and debt issuance costs of $3,787 and $4,226 at December 30, 2023, and December 31, 2022) due March 15, 2032	346,213	345,774
Revolving credit facility (interest rate of 7.50% as of December 30, 2023)	—	185,000
	1,786,361	1,373,283
Less: Current portion of long-term debt	—	(185,000)
Long-term debt, excluding the current portion	$1,786,361	$1,188,283

Fair value of long-term debt	$1,641,409	$1,021,396

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

As of December 30, 2023, we had no outstanding borrowings under the 2021 Credit Agreement and borrowing availability was $1.2 billion. Under the 2021 Credit Agreement, we had no letters of credit outstanding as of December 30, 2023. As of December 31, 2022, we had $185.0 million outstanding borrowings under the 2021 Credit Agreement and borrowing availability was $1.0 billion. Under the 2021 Credit Agreement, we had no letters of credit outstanding as of December 31, 2022.

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

On February 27, 2023, we entered into Amendment No. 1 (“Amendment No. 1”) to the 2021 Credit Agreement. Amendment No. 1 extends the maturity date of the 2021 Credit Agreement by one year from November 9, 2026, to November 9, 2027. Amendment No. 1 also replaces an adjusted LIBOR benchmark rate with a term secured overnight financing rate benchmark rate, as adjusted by an increase of ten basis points, plus the applicable margin under 2021 Credit Agreement.

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

On February 26, 2024, we entered into Amendment No. 4 (“Amendment No. 4”) to the 2021 Credit Agreement to enable certain addbacks to the definition of Consolidated EBITDA contained therein for specific write-downs of inventory and vendor receivables. Amendment No. 4 also updated certain limitations on future incurrences of other indebtedness and liens, replacing the cap thereon of 10% of consolidated net tangible assets with $400 million, and eliminated the $250 million basket for accounts receivable securitization transactions. Amendment No. 4 made no other material changes to the terms of the 2021 Credit Agreement.

The 2021 Credit Agreement contains customary covenants restricting the ability of: (a) Advance Auto Parts, Inc. and its subsidiaries to, among other things, (i) create, incur or assume additional debt (only with respect to subsidiaries of Advance Auto Parts, Inc.), (ii) incur liens, (iii) guarantee obligations, and (iv) change the nature of their business; (b) Advance Auto Parts, Inc., Advance Stores and their subsidiaries to, among other things (i) enter into certain hedging arrangements, (ii) enter into restrictive agreements limiting their ability to incur liens on any of their property or assets, pay distributions, repay loans, or guarantee indebtedness of their subsidiaries; and (c) Advance Auto Parts, Inc., among other things, to change its holding company status. Advance is also required to comply with financial covenants with respect to a maximum leverage ratio and a minimum coverage ratio. The 2021 Credit Agreement also provides for customary events of default, including non-payment defaults, covenant defaults and cross-defaults of Advance’s other material indebtedness. We were in compliance with our financial covenants with respect to the 2021 Credit Agreement as of December 30, 2023.

As of December 30, 2023 and December 31, 2022, we had $91.2 million and $90.2 million of bilateral letters of credit issued separately from the 2021 Credit Agreement, none of which were drawn upon. These bilateral letters of credit generally have a term of one year or less and primarily serve as collateral for our self-insurance policies.

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

Our 3.50% senior unsecured notes due March 15, 2032 (the “2032 Notes”) were issued March 4, 2022, at 99.61% of the principal amount of $350.0 million. The 2032 Notes bear interest, payable semi-annually in arrears on March 15 and September 15, at a rate of 3.50% per year. In connection with the 2032 Notes offering, we incurred $3.2 million of debt issuance costs.

Our 5.90% senior unsecured notes due March 9, 2026 (the “2026 Notes”) were issued March 9, 2023, at 99.94% of the principal amount of $300.0 million. The 2026 Notes bear interest, payable semi-annually in arrears on March 9 and September 9, at a rate of 5.90% per year. In connection with the 2026 Notes offering, we incurred $1.6 million of debt issuance costs.

Our 5.95% senior unsecured notes due March 9, 2028 (the “2028 Notes”) were issued March 9, 2023, at 99.92% of the principal amount of $300.0 million. The 2028 Notes bear interest, payable semi-annually in arrears on March 9 and September 9, at a rate of 5.95% per year. In connection with the 2028 Notes offering, we incurred $1.9 million of debt issuance costs.

Our 2023 Notes, 2026 Notes, 2027 Notes, 2028 Notes, 2030 Notes and 2032 Notes are collectively referred to herein as our “senior unsecured notes” or the “Notes.” The terms of the 2023 Notes, 2026 Notes, 2027 Notes, 2028 Notes and 2032 notes are governed by an indenture dated as of April 29, 2010 (as amended, supplemented, waived or otherwise modified, the “2010 Indenture”) among Advance Auto Parts, Inc., the subsidiary guarantors from time to time party thereto and Wells Fargo Bank, National Association, as Trustee. The terms of the 2030 Notes are governed by an indenture dated as of April 16, 2020 (as amended, supplemented, waived or otherwise modified, the “2020 Indenture” and together with the 2010 Indenture, the “Indentures”) among Advance Auto Parts, Inc., the subsidiary guarantors from time to time party thereto and Wells Fargo Bank, National Association, as Trustee.

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

Future Payments

As of December 30, 2023, the aggregate future annual maturities of long-term debt instruments were as follows:

Year	Amount
2024	$—
2025	—
2026	300,000
2027	350,000
2028	300,000
Thereafter	850,000
$1,800,000

Debt Guarantees

We are a guarantor of loans made by banks to various independently-owned Carquest-branded stores that are customers of ours totaling $106.9 million as of December 30, 2023. These loans are collateralized by security agreements on merchandise inventory and other assets of the borrowers. The approximate value of the inventory collateralized by these agreements was $221.2 million as of December 30, 2023. We believe that the likelihood of performance under these guarantees is remote.

7.    Property and Equipment

Property and equipment consisted of the following:

	Useful Lives	December 30, 2023	December 31, 2022
Land and land improvements (1)	10 years	$470,890	$471,349
Buildings	30 - 40 years	543,467	535,884
Building and leasehold improvements	3 - 15 years	800,621	722,006
Furniture, fixtures and equipment	3 - 20 years	2,563,043	2,398,818
Vehicles	3 years	14,539	14,549
Construction in progress		113,712	137,915
		4,506,272	4,280,521
Less: Accumulated depreciation		(2,857,726)	(2,590,382)
Property and equipment, net		$1,648,546	$1,690,139
(1) Land is deemed to have an indefinite life.

As of December 30, 2023 and December 31, 2022, we had capitalized software costs of $1.0 billion and $922.9 million and accumulated depreciation of $711.4 million and $617.1 million. Depreciation expense relating to Property and equipment was $276.9 million, $252.8 million and $228.8 million for 2023, 2022 and 2021.

8.    Leases and Other Commitments

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

Operating lease liabilities consisted of the following:

	December 30, 2023	December 31, 2022
Total operating lease liabilities	$2,660,827	$2,692,861
Less: Current portion of operating lease liabilities	(445,061)	(414,543)
Non-current operating lease liabilities	$2,215,766	$2,278,318

The current portion of operating lease liabilities was included in Other current liabilities in the accompanying Consolidated Balance Sheets.

Total lease cost was included in Cost of sales and SG&A in the accompanying Consolidated Statements of Operations and is recorded net of immaterial sublease income. Total lease cost comprised the following:

	Year Ended
	December 30, 2023	December 31, 2022
Operating lease cost	$572,024	$563,959
Variable lease cost	177,504	171,621
Total lease cost	$749,528	$735,580

The future maturity of lease liabilities are as follows:

Year	Amount
2024	$539,836
2025	582,552
2026	466,443
2027	383,426
2028	294,932
Thereafter	775,662
Total lease payments	3,042,851
Less: Imputed interest	(382,024)
Total operating lease liabilities	$2,660,827

Operating lease liabilities included $30.0 million related to options to extend lease terms that are reasonably certain of being exercised and excluded $49.7 million of legally binding lease obligations for leases signed, but not yet commenced.

The weighted average remaining lease term and weighted average discount rate for our operating leases were 6.5 years and 3.9% as of December 30, 2023. We calculated the weighted average discount rates using incremental borrowing rates, which equal the rates of interest that we would pay to borrow funds on a fully collateralized basis over a similar term.

Other information relating to our lease liabilities were as follows:

	Year Ended
	December 30, 2023	December 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$603,108	$624,484
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$447,988	$432,497

Other Commitments

We have entered into certain arrangements which require the future purchase of goods or services. Our obligations primarily consist of payments for the purchase of hardware, software and maintenance. As of December 30, 2023, future payments of these arrangements were $133.0 million and were not accrued in our Consolidated Balance Sheet.

9.    Accrued Expenses

Accrued expenses consisted of the following:

	December 30, 2023	December 31, 2022
Payroll and related benefits	$161,607	$155,441
Taxes payable	118,791	84,454
Self-insurance reserves	74,536	72,337
Inventory related accruals	68,188	43,025
Accrued rebates	51,656	42,415
Accrued professional services/legal	14,425	22,317
Capital expenditures	5,287	8,927
Other	176,747	200,548
Total accrued expenses	$671,237	$629,464

10.    Share Repurchase Program

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

During 2023, we did not repurchase any shares of our common stock under our share repurchase program. We had $947.3 million remaining under our share repurchase program as of December 30, 2023. During 2022, we repurchased 3.0 million shares of our common stock at an aggregate cost of $598.2 million or an average price of $201.88 per share, under our share repurchase program.

11.    Earnings per Share

The computations of basic and diluted earnings per share were as follows:

	Year Ended
	December 30, 2023	December 31, 2022	January 1, 2022
Numerator
Net income applicable to common shares	$29,735	$464,402	$596,615
Denominator
Basic weighted average common shares	59,432	60,351	64,028
Dilutive impact of share-based awards	176	366	481
Diluted weighted average common shares(1)	59,608	60,717	64,509

Basic earnings per common share	$0.50	$7.70	$9.32
Diluted earnings per common share	$0.50	$7.65	$9.25
(1)For 2023, 2022 and 2021, restricted stock units (“RSUs”) excluded from the diluted calculation as their inclusion would have been anti-dilutive were 299 thousand, 115 thousand and 9 thousand.

12.    Income Taxes

Provision for Income Taxes

Provision for income taxes consisted of the following:

	Current	Deferred	Total
2023
Federal	$20,363	$(36,935)	$(16,572)
State	6,137	(11,321)	(5,184)
Foreign	23,394	474	23,868
	$49,894	$(47,782)	$2,112
2022
Federal	$81,564	$12,609	$94,173
State	15,902	5,546	21,448
Foreign	25,966	(1,627)	24,339
	$123,432	$16,528	$139,960
2021
Federal	$83,979	$47,558	$131,537
State	22,927	10,240	33,167
Foreign	20,186	988	21,174
	$127,092	$58,786	$185,878

The provision for income taxes differed from the amount computed by applying the federal statutory income tax rate due to:

	Year Ended
	December 30, 2023	December 31, 2022	January 1, 2022
Income before provision for income taxes at statutory U.S. federal income tax rate (21% for 2023, 2022 and 2021)	$6,689	$126,730	$163,965
State income taxes, net of federal income tax	(4,962)	16,222	27,517
Other, net	385	(2,992)	(5,604)
Provision for income taxes	$2,112	$139,960	$185,878

Deferred Income Tax Assets (Liabilities)

Temporary differences that give rise to significant deferred income tax assets (liabilities) were as follows:

	December 30, 2023	December 31, 2022
Deferred income tax assets:
Accrued expenses not currently deductible for tax	$22,377	$19,589
Share-based compensation	10,698	12,642
Accrued medical and workers compensation	9,704	13,666
Net operating loss carryforwards	3,273	3,577
Operating lease liabilities	670,030	678,432
Other, net	13,602	9,291
Total deferred income tax assets before valuation allowances	729,684	737,197
Less: Valuation allowance	(5,179)	(5,036)
Total deferred income tax assets	724,505	732,161
Deferred income tax liabilities:
Property and equipment	(91,084)	(125,651)
Inventories	(219,446)	(226,499)
Intangible assets	(136,366)	(137,464)
Operating lease right-of-use assets	(640,151)	(653,296)
Total deferred income tax liabilities	(1,087,047)	(1,142,910)
Net deferred income tax liabilities	$(362,542)	$(410,749)

As of December 30, 2023 and December 31, 2022, our net operating loss (“NOL”) carryforwards comprised state NOLs of $102.2 million and $108.9 million. These NOLs may be used to reduce future taxable income and expire periodically through 2039. Due to uncertainties related to the realization of these NOLs in certain jurisdictions, as well as other credits available to us, we have recorded a valuation allowance of $2.9 million as of December 30, 2023 and $3.0 million as of December 31, 2022. In addition, we recorded a $2.2 million valuation allowance on foreign tax credit carryforwards as of December 30, 2023. The amount of deferred income tax assets realizable could change in the future if projections of future taxable income change.

We have not recorded deferred taxes when earnings from foreign operations are considered to be indefinitely invested outside of the U.S. As of December 30, 2023 and December 31, 2022, these accumulated net earnings generated by our foreign operations were $118.3 million and $98.7 million, which did not include earnings deemed to be repatriated as part of the U.S. Tax Cuts and Jobs Act. It is not practicable to determine the income tax liability that would be payable if such earnings were repatriated.

Unrecognized Tax Benefits

The following table summarizes the activity of our gross unrecognized tax benefits:

	December 30, 2023	December 31, 2022	January 1, 2022
Unrecognized tax benefits, beginning of period	$15,211	$20,979	$26,967
Increases related to prior period tax positions	245	75	484
Decreases related to prior period tax positions	—	(261)	(849)
Increases related to current period tax positions	563	928	2,240
Settlements	—	(256)	(2,993)
Expiration of statute of limitations	(4,829)	(6,254)	(4,870)
Unrecognized tax benefits, end of period	$11,190	$15,211	$20,979

As of December 30, 2023, December 31, 2022 and January 1, 2022, the entire amount of unrecognized tax benefits, if recognized, would reduce our annual effective tax rate of 6.6%, 23.2% and 23.8%. During 2023, 2022 and 2021, we recorded income tax-related interest and penalties of $0.2 million, $0.6 million and $0.7 million due to uncertain tax positions included in the Provision for income taxes in the accompanying Consolidated Statements of Operations. As of December 30, 2023 and December 31, 2022, we recorded a liability for potential interest of $2.5 million and $2.7 million and for potential penalties of $0.1 million for each year. We do not provide for any penalties associated with tax contingencies unless considered probable of assessment. We do not expect our unrecognized tax benefits to change significantly over the next 12 months. With few exceptions, we are no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2020.

13.    Contingencies

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

On October 9, 2023 and October 27, 2023, two putative class actions on behalf of purchasers of our securities who purchased or otherwise acquired their securities between November 16, 2022 and May 30, 2023, inclusive (the “Class Period”), were commenced against us and certain of our former officers in the United States District Court for the Eastern District of North Carolina. The plaintiffs allege that the defendants made certain false and materially misleading statements during the alleged Class Period in violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. These cases were consolidated on February 9, 2024 and the matter is in preliminary stages. We strongly dispute the allegations and intend to defend the case vigorously.

On January 17, 2024, a derivative shareholder complaint was commenced against our directors and certain former officers alleging derivative liability for the allegations made in the securities class action complaints noted above. This case is still in preliminary stages. We strongly dispute the allegations of the complaint and intend to defend the case vigorously.

In the normal course of business, the Company identified a potential discrepancy in trade compliance pertaining to customs transactions. The Company is conducting a thorough review of transactions, and if the review identifies any relevant errors, the Company will reimburse U.S. Customs and Border Protection (“CBP”) for duties, fees and interest owed, if any. The Company has submitted a voluntary initial prior disclosure with the CBP. Since filing its voluntary initial prior disclosure, the Company has not identified any material errors. Based on currently known information, it is too early for management to reasonably estimate the loss, or range of loss, if any, that may result. Accordingly, management has not recorded a loss contingency as of December 30, 2023, related to this matter.

14.    Benefit Plans

401(k) Plan

We maintain a defined contribution benefit plan, which covers substantially all team members after one year of service and who have attained the age of 21. The plan allows for team member salary deferrals, which are matched at our discretion. Company contributions to these plans were $26.3 million, $24.5 million and $27.3 million in 2023, 2022 and 2021.

Deferred Compensation

We maintain a non-qualified deferred compensation plan for certain team members. This plan provides for a minimum and maximum deferral percentage of the team member’s base salary and bonus as determined by the Retirement Plan Committee. We established and maintain a deferred compensation liability for this plan. As of December 30, 2023 and December 31, 2022, these liabilities were $14.3 million and $13.7 million and are included within Accrued Expenses in the Consolidated Balance Sheets.

15.    Share-Based Compensation

Overview

We grant share-based compensation awards to our team members and members of our Board of Directors as provided for under our 2023 Omnibus Incentive Compensation Plan (“2023 Plan”), approved on May 24, 2023, which replaced our 2014 Long-Term Incentive Plan. In 2023, 2022 and 2021, we granted share-based compensation in the form of RSUs or deferred stock units (“DSUs”). Our grants, which have three methods of measuring fair value, generally include a time-based service or a performance-based or a market-based portion, which collectively represent the target award.

In 2023 and 2022, we also granted options to purchase common stock to certain employees under our 2023 Plan. The options are granted at an exercise price equal to the closing market price of Advance's common stock on the date of the grant, expire after ten years and vest one-third annually over three years. We record compensation expense for the grant date fair value of the option awards evenly over the vesting period.

At December 30, 2023, there were 2.4 million shares of common stock available for future issuance under the 2023 Plan based on management’s current estimate of the probable vesting outcome for performance-based awards. Shares forfeited become available for reissuance and are included in availability.

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

For performance-based RSUs, the fair value of each award was determined based on the market price of our common stock on the date of grant. Performance-based awards generally may vest following a three-year period subject to the achievement of certain financial goals as specified in the grant agreements. Depending on our results during the three-year performance period, the actual number of awards vesting at the end of the period generally ranges from 0% to 200% of the performance award. Performance-based RSUs generally do not have dividend equivalent rights and do not have voting rights until the shares are earned and issued following the applicable performance period. The number of performance-based awards outstanding is based on the number of awards that we believed were probable of vesting at December 30, 2023.

There were 22 thousand performance-based RSUs granted during 2023. There were no performance-based RSUs granted during 2022 or 2021. The change in units based on performance represents the change in the number of granted awards expected to vest based on the updated probability assessment as of December 30, 2023. Compensation expense for performance-based awards of $6.4 million, $11.8 million and $22.8 million in 2023, 2022 and 2021 was determined based on management’s estimate of the probable vesting outcome.

For market-based RSUs, the fair value of each award was determined using a Monte Carlo simulation model. The model uses multiple input variables that determined the probability of satisfying the market condition requirements as follows:

	2023	2022	2021
Risk-free interest rate(1)	4.6%	1.6%	0.3%
Expected dividend yield	—%	—%	—%
Expected stock price volatility(2)	37.4%	34.6%	36.0%
(1)The risk-free interest rate is based on the U.S. Treasury constant maturity interest rate having a term consistent with the vesting period of the award.
(2)Expected volatility is determined based on historical volatility over a matching look-back period and is consistent with the correlation coefficients between our stock prices and our peer group.

Additionally, we estimated a liquidity discount of 12.2% using the Chaffe Model to adjust the fair value for the post-vest restrictions. Vesting of market-based RSUs depends on our relative total shareholder return among a designated group of peer companies during a three-year period and will be subject to a one-year holding period after vesting.

The following table summarizes activity for time-based, performance-based and market-based RSUs in 2023:

	Time-Based		Performance-Based		Market-Based
	Number of Awards	Weighted Average Grant Date Fair Value	Number of Awards	Weighted Average Grant Date Fair Value	Number of Awards	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2022	394	$180.41	105	$130.88	135	$191.72
Granted	627	$89.81	22	$135.13	73	$139.75
Change in units based on performance	—	$—	(15)	$137.11	—	$—
Vested (1)	(195)	$169.61	(112)	$130.88	(30)	$145.04
Forfeited	(126)	$139.70	—	$130.03	(55)	$173.13
Nonvested at December 30, 2023	700	$109.56	—	$—	123	$180.63
(1) The vested shares of market-based RSUs were not exercised due to low multiplier effect for 2020 awards.

The following table summarizes certain information concerning activity for time-based, performance-based and market-based RSUs:

	Year Ended
	December 30, 2023	December 31, 2022	January 1, 2022
Time-based:
Weighted average fair value of RSUs granted	$89.81	$196.61	$183.41
Total grant date fair value of RSUs vested	$33,125	$34,685	$34,555
Performance-based:
Weighted average fair value of RSUs granted	$135.13	$—	$—
Total grant date fair value of RSUs vested	$14,711	$12,460	$7,987
Market-based:
Weighted average fair value of RSUs granted	$139.75	$205.52	$204.97
Total grant date fair value of RSUs vested	$4,400	$3,695	$3,650
As of December 30, 2023, the maximum potential payout under our currently outstanding performance-based and market-based RSUs were 44 thousand and 255 thousand units.

Stock Options

In 2023, we granted 316 thousand stock options where the weighted average fair value of stock options granted was $28.97 per share. The fair value was estimated on the date of grant by applying the Black-Scholes-Merton option-pricing valuation model.

The following table includes summary information for stock options as of December 30, 2023:

	Number of Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2022	206	$190.75
Granted	316	$94.03
Exercised	—	$—
Forfeited	(104)	$162.54
Outstanding at December 30, 2023	417	$124.59	8.7	$529
Exercisable at December 30, 2023	80	$186.22	6.9	$—

The following table presents the range of the weighted-average assumptions used in determining the fair values of options granted:

	Year Ended
	December 30, 2023
Risk-free interest rate (1)	4.08%	–	4.31%
Expected life (2)	6 years
Expected volatility (3)	35.1%	–	42.9%
Expected dividend yield (4)	1.45%	–	4.05%
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

Other Considerations

Total income tax benefit related to share-based compensation expense for 2023, 2022 and 2021 was $11.0 million, $12.5 million and $15.2 million.

As of December 30, 2023, there was $69.5 million of unrecognized compensation expense related to all share-based awards that is expected to be recognized over a weighted average period of 1.50 years.

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

We granted 74 thousand, nine thousand and ten thousand DSUs in 2023, 2022 and 2021. The weighted average fair value of DSUs granted during 2023, 2022 and 2021 was $66.60, $193.05 and $191.24. The DSUs were awarded at a price equal to the market price of our underlying common stock on the date of the grant. For 2023, 2022 and 2021, we recognized $3.4 million, $1.7 million and $1.6 million of share-based compensation expense for these DSU grants.

Employee Stock Purchase Plan

We also offer an employee stock purchase plan (“ESPP”). Under the ESPP, eligible team members may elect salary deferrals to purchase our common stock at a discount of 10% from its fair market value on the date of purchase. There are annual limitations on the amounts a team member may elect of either $25 thousand per team member or 10% of compensation, whichever is less. As of December 30, 2023, there were 2.5 million shares available to be issued under the ESPP.

16.    Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, net of tax, consisted of the following:

	Unrealized Gain (Loss) on Postretirement Plan	Foreign Currency Translation	Accumulated Other Comprehensive (Loss) Income
Balance, January 2, 2021	$1,170	$(27,906)	$(26,736)
2021 activity	(264)	(59)	(323)
Balance, January 1, 2022	906	(27,965)	(27,059)
2022 activity	(186)	(17,450)	(17,636)
Balance, December 31, 2022	720	(45,415)	(44,695)
2023 activity	82	(7,619)	(7,537)
Balance, December 30, 2023	$802	$(53,034)	$(52,232)

17. Supplier Finance Programs

We maintain supply chain financing agreements with third-party financial institutions to provide our suppliers with enhanced receivables options. Through these agreements, our suppliers, at their sole discretion, may elect to sell their receivables due from us to the third-party financial institution at terms negotiated between the supplier and the third-party financial institution. We do not provide any guarantees to any third party in connection with these financing arrangements. Our obligations to our suppliers, including amounts due and scheduled payment terms, are not impacted, and no assets are pledged under the agreements. All outstanding amounts due to third-party financial institutions related to suppliers participating in such financing arrangements are recorded within Accounts payable and represent obligations outstanding under these supplier finance programs for invoices that were confirmed as valid and owed to the third-party financial institutions in our Consolidated Balance Sheets. As of December 30, 2023 and December 31, 2022, $3.4 billion and $3.1 billion of our Accounts payable were to suppliers participating in these financing arrangements.

Our confirmed obligations to suppliers participating in these financing arrangements consist of the following:

December 30, 2023
Confirmed obligations outstanding at the beginning of the year	$3,100,172
Invoices confirmed during the year	3,430,710
Confirmed invoices paid during the year	(3,169,633)
Confirmed obligations outstanding at the end of the year	$3,361,249

18. Immaterial Restatement of Prior Period Financial Statements

As discussed in Note 1, we identified errors in our consolidated financial statements for fiscal years ended 2022 and 2021 and for the quarterly periods of 2023. A summary of the corrections, inclusive of adjustments discovered in the third and fourth quarters of 2023, are as follows (tables may not foot or cross foot due to rounding):

Condensed Consolidated Balance Sheet
January 1, 2022
	As Previously Reported	Adjustments	As Corrected
Assets
Cash and cash equivalents	$601,428	$(13,378)	$588,050
Receivables, net	782,785	(28,671)	754,114
Inventories, net	4,659,018	23,617	4,682,635
Total current assets	6,275,476	(18,432)	6,257,044
Total assets	$12,194,209	$(18,432)	$12,175,777

Liabilities and Stockholders’ Equity
Accounts payable	$3,922,007	$44,567	$3,966,574
Accrued expenses	777,051	(2,902)	774,149
Total current liabilities	5,180,307	41,665	5,221,972
Deferred income taxes	410,606	(15,438)	395,168
Other long-term liabilities	103,034	1,840	104,874
Total liabilities	9,065,918	28,067	9,093,985
Accumulated other comprehensive loss	(22,627)	(4,432)	(27,059)
Retained earnings	4,605,791	(42,067)	4,563,724
Total stockholders’ equity	3,128,291	(46,499)	3,081,792
Total liabilities and stockholders’ equity	$12,194,209	$(18,432)	$12,175,777

Condensed Consolidated Balance Sheet
December 31, 2022
	As Previously Reported	Adjustments	As Corrected
Assets
Cash and cash equivalents	$269,282	$1,523	$270,805
Receivables, net	698,613	(14,565)	684,048
Inventories, net	4,915,262	(18,993)	4,896,269
Total current assets	6,046,852	(32,035)	6,014,817
Total assets	$12,018,482	$(32,035)	$11,986,447

Liabilities and Stockholders’ Equity
Accounts payable	$4,123,462	$55,445	$4,178,907
Accrued expenses	634,447	(4,983)	629,464
Total current liabilities	5,370,389	50,462	5,420,851
Deferred income taxes	415,997	(5,248)	410,749
Other long-term liabilities	87,214	1,840	89,054
Total liabilities	9,340,201	47,054	9,387,255
Accumulated other comprehensive loss	(45,143)	448	(44,695)
Retained earnings	4,744,624	(79,537)	4,665,087
Total stockholders’ equity	2,678,281	(79,089)	2,599,192
Total liabilities and stockholders’ equity	$12,018,482	$(32,035)	$11,986,447

Condensed Consolidated Balance Sheet
April 22, 2023
	As Previously Reported	Adjustments	As Corrected
Assets
Cash and cash equivalents	$226,499	$(2,619)	$223,880
Receivables, net	782,093	(12,107)	769,986
Inventories, net	5,015,973	(14,816)	5,001,157
Other current assets	177,127	24,590	201,717
Total current assets	6,201,692	(4,952)	6,196,740
Total assets	$12,182,238	$(4,952)	$12,177,286

Liabilities and Stockholders’ Equity
Accounts payable	$3,682,749	$72,249	$3,754,998
Accrued expenses	718,290	(352)	717,938
Total current liabilities	4,983,455	71,897	5,055,352
Deferred income taxes	422,984	(5,248)	417,736
Other long-term liabilities	85,762	1,840	87,602
Total liabilities	9,546,077	68,489	9,614,566
Accumulated other comprehensive loss	(44,355)	424	(43,931)
Retained earnings	4,697,697	(73,865)	4,623,832
Total stockholders’ equity	2,636,161	(73,441)	2,562,720
Total liabilities and stockholders’ equity	$12,182,238	$(4,952)	$12,177,286

Condensed Consolidated Balance Sheet
July 15, 2023
	As Previously Reported	Adjustments	As Corrected
Assets
Cash and cash equivalents	$277,064	$(1,838)	$275,226
Receivables, net	793,772	(11,081)	782,691
Inventories, net	5,067,467	(15,223)	5,052,244
Other current assets	188,169	22,988	211,157
Total current assets	6,326,472	(5,154)	6,321,318
Total assets	$12,304,376	$(5,154)	$12,299,222

Liabilities and Stockholders’ Equity
Accounts payable	$3,780,215	$82,467	$3,862,682
Accrued expenses	685,191	(7,088)	678,103
Total current liabilities	5,026,378	75,379	5,101,757
Total liabilities	9,581,189	75,379	9,656,568
Accumulated other comprehensive loss	(36,824)	117	(36,707)
Retained earnings	4,767,168	(80,650)	4,686,518
Total stockholders’ equity	2,723,187	(80,533)	2,642,654
Total liabilities and stockholders’ equity	$12,304,376	$(5,154)	$12,299,222

Condensed Consolidated Balance Sheet
October 7, 2023
	As Previously Reported	Adjustments	As Corrected
Assets
Cash and cash equivalents	$317,528	$(974)	$316,554
Receivables, net	868,305	(5,045)	863,260
Inventories, net	4,949,382	(30,227)	4,919,155
Other current assets	185,249	36,475	221,724
Total current assets	6,320,464	229	6,320,693
Total assets	$12,248,932	$229	$12,249,161

Liabilities and Stockholders’ Equity
Accounts payable	$3,943,019	$70,995	$4,014,014
Accrued expenses	714,317	9,766	724,083
Total current liabilities	5,135,939	80,761	5,216,700
Total liabilities	9,602,064	80,761	9,682,825
Accumulated other comprehensive loss	(47,599)	574	(47,025)
Retained earnings	4,690,424	(81,106)	4,609,318
Total stockholders’ equity	2,646,868	(80,532)	2,566,336
Total liabilities and stockholders’ equity	$12,248,932	$229	$12,249,161

Condensed Consolidated Statement of Operations
January 1, 2022
	Year Ended
	As Previously Reported	Adjustments	As Corrected
Cost of sales	$6,069,241	$4,798	$6,074,039
Gross profit	4,928,748	(4,798)	4,923,950
Selling, general and administrative expenses	4,090,031	11,554	4,101,585
Operating income	838,717	(16,352)	822,365
Other (expense) income, net	4,999	(7,080)	(2,081)
Total other, net	(32,792)	(7,080)	(39,872)
Income before provision for income taxes	805,925	(23,432)	782,493
Provision for income taxes	189,817	(3,939)	185,878
Net income	$616,108	$(19,493)	$596,615

Basic earnings per share	$9.62	$(0.30)	$9.32
Diluted earnings per common share	$9.55	$(0.30)	$9.25

Condensed Consolidated Statement of Operations
December 31, 2022
	Year Ended
	As Previously Reported	Adjustments	As Corrected
Cost of sales	$6,192,622	$29,865	$6,222,487
Gross profit	4,962,100	(29,865)	4,932,235
Selling, general and administrative expenses	4,247,949	14,033	4,261,982
Operating income	714,151	(43,898)	670,253
Other (expense) income, net	(6,996)	(427)	(7,423)
Total other, net	(65,464)	(427)	(65,891)
Income before provision for income taxes	648,687	(44,325)	604,362
Provision for income taxes	146,815	(6,855)	139,960
Net income	$501,872	$(37,470)	$464,402

Basic earnings per share	$8.32	$(0.62)	$7.70
Diluted earnings per common share	$8.27	$(0.62)	$7.65

Condensed Consolidated Statement of Operations
April 22, 2023
	Sixteen Weeks Ended
	As Previously Reported	Adjustments	As Corrected
Cost of sales	$1,946,931	$8,735	$1,955,666
Gross profit	1,470,663	(8,735)	1,461,928
Selling, general and administrative expenses	1,380,664	(16,674)	1,363,990
Operating income	89,999	7,939	97,938
Income before provision for income taxes	59,607	7,939	67,546
Provision for income taxes	16,956	2,267	19,223
Net income	$42,651	$5,672	$48,323

Basic earnings per share	$0.72	$0.09	$0.81
Diluted earnings per common share	$0.72	$0.09	$0.81

Condensed Consolidated Statement of Operations
July 15, 2023
	Twelve Weeks Ended			Twenty-Eight Weeks Ended
	As Previously Reported	Adjustments	As Corrected	As Previously Reported	Adjustments	As Corrected
Cost of sales	$1,537,997	$7,614	$1,545,611	$3,484,927	$16,350	$3,501,277
Gross profit	1,148,069	(7,614)	1,140,455	2,618,732	(16,350)	2,602,382
Selling, general and administrative expenses	1,013,701	794	1,014,495	2,394,365	(15,881)	2,378,484
Operating income	134,368	(8,408)	125,960	224,367	(469)	223,898
Income before provision for income taxes	115,183	(8,408)	106,775	174,789	(469)	174,320
Provision for income taxes	29,821	(1,623)	28,198	46,776	644	47,420
Net income	$85,362	$(6,785)	$78,577	$128,013	$(1,113)	$126,900

Basic earnings per share	$1.44	$(0.12)	$1.32	$2.16	$(0.02)	$2.14
Diluted earnings per common share	$1.43	$(0.11)	$1.32	$2.15	$(0.02)	$2.13

Condensed Consolidated Statement of Operations
October 7, 2023
	Twelve Weeks Ended			Forty Weeks Ended
	As Previously Reported	Adjustments	As Corrected	As Previously Reported	Adjustments	As Corrected
Cost of sales	$1,732,420	$16,379	$1,748,799	$5,220,200	$29,877	$5,250,077
Gross profit	986,659	(16,379)	970,280	3,602,538	(29,877)	3,572,661
Selling, general and administrative expenses	1,030,355	878	1,031,233	3,407,445	2,272	3,409,717
Operating (loss) income	(43,696)	(17,257)	(60,953)	195,093	(32,149)	162,944
(Loss) income before provision for income taxes	(64,319)	(17,257)	(81,576)	124,894	(32,149)	92,745
Provision for income taxes	(15,686)	(3,853)	(19,539)	34,649	(6,766)	27,883
Net (loss) income	$(48,633)	$(13,404)	$(62,037)	$90,245	$(25,383)	$64,862

Basic (loss) earnings per share	$(0.82)	$(0.22)	$(1.04)	$1.52	$(0.43)	$1.09
Diluted (loss) earnings per common share	$(0.82)	$(0.22)	$(1.04)	$1.51	$(0.42)	$1.09

Condensed Consolidated Statement of Comprehensive Income
January 1, 2022
	Year Ended
	As Previously Reported	Adjustments	As Corrected
Net income	$616,108	$(19,493)	$596,615
Currency translation adjustments	4,396	(4,455)	(59)
Total other comprehensive income (loss)	4,132	(4,455)	(323)
Comprehensive income	$620,240	$(23,948)	$596,292

Condensed Consolidated Statement of Comprehensive Income
December 31, 2022
	Year Ended
	As Previously Reported	Adjustments	As Corrected
Net income	$501,872	$(37,470)	$464,402
Currency translation adjustments	(22,330)	4,880	(17,450)
Total other comprehensive loss	(22,516)	4,880	(17,636)
Comprehensive income	$479,356	$(32,590)	$446,766

Condensed Consolidated Statement of Comprehensive Income
April 22, 2023
	Sixteen Weeks Ended
	As Previously Reported	Adjustments	As Corrected
Net income	$42,651	$5,672	$48,323
Currency translation adjustments	591	(24)	567
Total other comprehensive loss	788	(24)	764
Comprehensive income	$43,439	$5,648	$49,087

Condensed Consolidated Statement of Comprehensive Income
July 15, 2023
	Twelve Weeks Ended			Twenty-Eight Weeks Ended
	As Previously Reported	Adjustments	As Corrected	As Previously Reported	Adjustments	As Corrected
Net income	$85,362	$(6,785)	$78,577	$128,013	$(1,113)	$126,900
Currency translation adjustments	7,569	(307)	7,262	8,160	(331)	7,829
Total other comprehensive income	7,531	(307)	7,224	8,319	(331)	7,988
Comprehensive income	$92,893	$(7,092)	$85,801	$136,332	$(1,444)	$134,888

Condensed Consolidated Statement of Comprehensive Income
October 7, 2023
	Twelve Weeks Ended			Forty Weeks Ended
	As Previously Reported	Adjustments	As Corrected	As Previously Reported	Adjustments	As Corrected
Net (loss) income	$(48,633)	$(13,404)	$(62,037)	$90,245	$(25,383)	$64,862
Currency translation adjustments	(10,737)	457	(10,280)	(2,577)	126	(2,451)
Total other comprehensive loss	(10,775)	457	(10,318)	(2,456)	126	(2,330)
Comprehensive (loss) income	$(59,408)	$(12,947)	$(72,355)	$87,789	$(25,257)	$62,532

Condensed Consolidated Statements of Changes in Stockholders’ Equity
	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Fifty-Two Weeks As Previously Reported
Balance at January 2, 2021	$(26,759)	$4,196,634	$3,559,512
Net income	—	616,108	616,108
Total other comprehensive income	4,132	—	4,132
Balance at January 1, 2022	$(22,627)	$4,605,791	$3,128,291
Adjustments
Balance at January 2, 2021	$23	$(22,574)	$(22,551)
Net Income	—	(19,493)	(19,493)
Total other comprehensive income	(4,455)	—	(4,455)
Balance at January 1, 2022	$(4,432)	$(42,067)	$(46,499)
As Corrected
Balance at January 2, 2021	$(26,736)	$4,174,060	$3,536,961
Net income	—	596,615	596,615
Total other comprehensive loss	(323)	—	(323)
Balance at January 1, 2022	$(27,059)	$4,563,724	$3,081,792

Condensed Consolidated Statements of Changes in Stockholders’ Equity
	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Fifty-Two Weeks As Previously Reported
Balance at January 1, 2022	$(22,627)	$4,605,791	$3,128,291
Net income	—	501,872	501,872
Total other comprehensive loss	(22,516)	—	(22,516)
Balance at December 31, 2022	$(45,143)	$4,744,624	$2,678,281
Adjustments
Balance at January 1, 2022	$(4,432)	$(42,067)	$(46,499)
Net Income	—	(37,470)	(37,470)
Total other comprehensive loss	4,880	—	4,880
Balance at December 31, 2022	$448	$(79,537)	$(79,089)
As Corrected
Balance at January 1, 2022	$(27,059)	$4,563,724	$3,081,792
Net income	—	464,402	464,402
Total other comprehensive loss	(17,636)	—	(17,636)
Balance at December 31, 2022	$(44,695)	$4,665,087	$2,599,192

Condensed Consolidated Statements of Changes in Stockholders’ Equity
Sixteen Weeks Ended April 22, 2023
	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Sixteen Weeks As Previously Reported
Balance at December 31, 2022	$(45,143)	$4,744,624	$2,678,281
Net income	—	42,651	42,651
Total other comprehensive income	788	—	788
Balance at April 22, 2023	$(44,355)	$4,697,697	$2,636,161
Adjustments
Balance at December 31, 2022	$448	$(79,537)	$(79,089)
Net income	—	5,672	5,672
Total other comprehensive income	(24)	—	(24)
Balance at April 22, 2023	$424	$(73,865)	$(73,441)
As Corrected
Balance at December 31, 2022	$(44,695)	$4,665,087	$2,599,192
Net income	—	48,323	48,323
Total other comprehensive income	764	—	764
Balance at April 22, 2023	$(43,931)	$4,623,832	$2,562,720

Condensed Consolidated Statements of Changes in Stockholders’ Equity
Twelve Weeks Ended July 15, 2023
	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Twelve Weeks As Previously Reported
Balance at April 22, 2023	$(44,355)	$4,697,697	$2,636,161
Net income	—	85,362	85,362
Total other comprehensive income	7,531	—	7,531
Balance at July 15, 2023	$(36,824)	$4,767,168	$2,723,187
Adjustments
Balance at April 22, 2023	$424	$(73,865)	$(73,441)
Net income	—	(6,785)	(6,785)
Total other comprehensive income	(307)	—	(307)
Balance at July 15, 2023	$117	$(80,650)	$(80,533)
As Corrected
Balance at April 22, 2023	$(43,931)	$4,623,832	$2,562,720
Net income	—	78,577	78,577
Total other comprehensive income	7,224	—	7,224
Balance at July 15, 2023	$(36,707)	$4,686,518	$2,642,654

Condensed Consolidated Statements of Changes in Stockholders’ Equity
Twenty-Eight Weeks Ended July 15, 2023
	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Twenty-Eight Weeks As Previously Reported
Balance at Dec 31, 2022	$(45,143)	$4,744,624	$2,678,281
Net income	—	128,013	128,013
Total other comprehensive income	8,319	—	8,319
Balance at July 15, 2023	$(36,824)	$4,767,168	$2,723,187
Adjustments
Balance at Dec 31, 2022	$448	$(79,537)	$(79,089)
Net income	—	(1,113)	(1,113)
Total other comprehensive income	(331)	—	(331)
Balance at July 15, 2023	$117	$(80,650)	$(80,533)
As Corrected
Balance at Dec 31, 2022	$(44,695)	$4,665,087	$2,599,192
Net income	—	126,900	126,900
Total other comprehensive income	7,988	—	7,988
Balance at July 15, 2023	$(36,707)	$4,686,518	$2,642,654

Condensed Consolidated Statements of Changes in Stockholders’ Equity
Twelve Weeks Ended October 7, 2023
	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Twelve Weeks As Previously Reported
Balance at July 15, 2023	$(36,824)	$4,767,168	$2,723,187
Net loss	—	(48,633)	(48,633)
Total other comprehensive loss	(10,775)	—	(10,775)
Balance at October 7, 2023	$(47,599)	$4,690,424	$2,646,868
Adjustments
Balance at July 15, 2023	$117	$(80,650)	$(80,533)
Net loss (1)	—	(13,404)	(13,404)
Total other comprehensive loss	457	—	457
Balance at October 7, 2023	$574	$(81,106)	$(80,532)
As Corrected
Balance at July 15, 2023	$(36,707)	$4,686,518	$2,642,654
Net loss	—	(62,037)	(62,037)
Total other comprehensive loss	(10,318)	—	(10,318)
Balance at October 7, 2023	$(47,025)	$4,609,318	$2,566,336
(1) Adjustments to retained earnings do not foot due to the previous adjustments made in third quarter 2023.

Condensed Consolidated Statements of Changes in Stockholders’ Equity
Forty Weeks Ended October 7, 2023
	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Forty Weeks As Previously Reported
Balance at December 31, 2022	$(45,143)	$4,744,624	$2,678,281
Net income	—	90,245	90,245
Total other comprehensive loss	(2,456)	—	(2,456)
Balance at October 7, 2023	$(47,599)	$4,690,424	$2,646,868
Adjustments
Balance at December 31, 2022	$448	$(79,537)	$(79,089)
Net income (1)	—	(25,383)	(25,383)
Total other comprehensive loss	126	—	126
Balance at October 7, 2023	$574	$(81,106)	$(80,532)
As Corrected
Balance at December 31, 2022	$(44,695)	$4,665,087	$2,599,192
Net income	—	64,862	64,862
Total other comprehensive loss	(2,330)	—	(2,330)
Balance at October 7, 2023	$(47,025)	$4,609,318	$2,566,336
(1) Adjustments to retained earnings do not foot due to the previous adjustments made in third quarter 2023.

Condensed Consolidated Statement of Cash Flows
Fifty-Two Weeks Ended January 1, 2022
	As Previously Reported	Adjustments	As Corrected
Net income	$616,108	$(19,493)	$596,615
Provision for deferred income taxes	68,202	(9,416)	58,786
Net change in:
Receivables, net	(32,652)	25,196	(7,456)
Inventories, net	(120,272)	(3,867)	(124,139)
Accounts payable	281,064	9,978	291,042
Accrued expenses	109,983	(7,638)	102,345
Net cash provided by operating activities	1,112,262	(5,240)	1,107,022
Effect of exchange rate changes on cash	5,600	(126)	5,474
Net (decrease) increase in cash and cash equivalents	(233,564)	(5,366)	(238,930)
Cash and cash equivalents, beginning of period	834,992	(8,012)	826,980
Cash and cash equivalents, end of period	$601,428	$(13,378)	$588,050

Condensed Consolidated Statement of Cash Flows
Fifty-Two Weeks Ended December 31, 2022
	As Previously Reported	Adjustments	As Corrected
Net income	$501,872	$(37,470)	$464,402
Provision for deferred income taxes	6,338	10,190	16,528
Net change in:
Receivables, net	81,254	(14,107)	67,147
Inventories, net	(272,253)	42,610	(229,643)
Accounts payable	212,568	15,206	227,774
Accrued expenses	(165,643)	(2,080)	(167,723)
Net cash provided by operating activities	722,222	14,349	736,571
Effect of exchange rate changes on cash	(9,216)	552	(8,664)
Net (decrease) increase in cash and cash equivalents	(332,146)	14,901	(317,245)
Cash and cash equivalents, beginning of period	601,428	(13,378)	588,050
Cash and cash equivalents, end of period	$269,282	$1,523	$270,805

Condensed Consolidated Statement of Cash Flows
Sixteen Weeks Ended April 22, 2023
	As Previously Reported	Adjustments	As Corrected
Net income	$42,651	$5,672	$48,323
Other, net	391	458	849
Net change in:
Receivables, net	(83,370)	(2,457)	(85,827)
Inventories, net	(100,178)	(4,177)	(104,355)
Accounts payable	(440,995)	16,805	(424,190)
Accrued expenses	85,035	4,631	89,666
Other assets and liabilities, net	1,534	(24,591)	(23,057)
Net cash used in operating activities	(378,865)	(3,659)	(382,524)
Other, net	(3,919)	(458)	(4,377)
Net cash used in financing activities	425,660	(458)	425,202
Effect of exchange rate changes on cash	93	(25)	68
Net (decrease) increase in cash and cash equivalents	(42,783)	(4,142)	(46,925)
Cash and cash equivalents, beginning of period	269,282	1,523	270,805
Cash and cash equivalents, end of period	$226,499	$(2,619)	$223,880

Condensed Consolidated Statement of Cash Flows
Twenty-Eight Weeks Ended July 15, 2023
	As Previously Reported	Adjustments	As Corrected
Net income	$128,013	$(1,113)	$126,900
Provision for deferred income taxes	16,249	$5,248	$21,497
Other, net	1,170	$458	$1,628
Net change in:
Receivables, net	(93,539)	(3,483)	(97,022)
Inventories, net	(145,148)	(3,770)	(148,918)
Accounts payable	(346,808)	27,023	(319,785)
Accrued expenses	120,888	(2,107)	118,781
Other assets and liabilities, net	(36,008)	(24,828)	(60,836)
Net cash used in operating activities	(164,559)	(2,572)	(167,131)
Other, net	(4,073)	(458)	(4,531)
Net cash used in financing activities	314,403	(458)	313,945
Effect of exchange rate changes on cash	1,280	(331)	949
Net (decrease) increase in cash and cash equivalents	7,782	(3,361)	4,421
Cash and cash equivalents, beginning of period	269,282	1,523	270,805
Cash and cash equivalents, end of period	$277,064	$(1,838)	$275,226

Condensed Consolidated Statement of Cash Flows
Forty Weeks Ended October 7, 2023
	As Previously Reported	Adjustments	As Corrected
Net income	$90,245	$(25,383)	$64,862
Provision for deferred income taxes	(33,059)	5,248	(27,811)
Other, net	1,499	937	2,436
Net change in:
Receivables, net	(170,371)	(9,519)	(179,890)
Inventories, net	(41,025)	15,442	(25,583)
Accounts payable	(191,871)	28,500	(163,371)
Accrued expenses	145,704	21,521	167,225
Other Assets and Liabilities	(45,015)	(38,316)	(83,331)
Net cash provided by operating activities	30,404	(1,570)	28,834
Other, net	(4,073)	(937)	(5,010)
Net cash used in financing activities	204,984	(937)	204,047
Effect of exchange rate changes on cash	(1,942)	10	(1,932)
Net (decrease) increase in cash and cash equivalents	48,246	(2,497)	45,749
Cash and cash equivalents, beginning of period	269,282	1,523	270,805
Cash and cash equivalents, end of period	$317,528	$(974)	$316,554

Advance Auto Parts, Inc.
Schedule II - Valuation and Qualifying Accounts
(in thousands)

Allowance for credit losses	Balance at Beginning of Period	Charges to Expenses	Deductions(1)	Balance at End of Period
January 1, 2022	$11,929	$11,125	$(12,892)	$10,162
December 31, 2022	$10,162	$25,994	$(19,348)	$16,808
December 30, 2023	$16,808	$22,112	$(11,331)	$27,589
(1)Accounts written off during the period. These amounts did not impact our Statements of Operations for any year presented.

Other valuation and qualifying accounts have not been reported in this schedule because they are either not applicable or because the information has been included elsewhere in this report.

EXHIBIT INDEX

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith
3.1	Restated Certificate of Incorporation of Advance Auto Parts, Inc. (“Advance Auto”) (as amended effective as of May 24, 2017).	10-Q	3.1	8/14/2018
3.2	Amended and Restated Bylaws of Advance Auto Parts, Inc., effective August 8, 2023.	8-K	3.1	8/14/2023
4.0	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934, as amended.	10-K	4.0	2/18/2020
4.1	Indenture, dated as of April 29, 2010, among Advance Auto Parts, Inc., each of the Subsidiary Guarantors from time to time party thereto and Wells Fargo Bank, National Association, as Trustee.	8-K	4.1	4/29/2010
4.2	Second Supplemental Indenture dated as of May 27, 2011 to the Indenture dated as of April 29, 2010 among Advance Auto Parts, Inc. as Issuer, each of the Subsidiary Guarantors from time to time party thereto and Wells Fargo Bank, National Association, as Trustee.	8-K	10.45	6/3/2011
4.3	Third Supplemental Indenture dated as of January 17, 2012 among Advance Auto Parts, Inc., each of the Subsidiary Guarantors from time to time party thereto and Wells Fargo Bank, National Association, as Trustee.	8-K	4.4	1/17/2012
4.4	Fourth Supplemental Indenture, dated as of December 21, 2012 among Advance Auto Parts, Inc., each of the Subsidiary Guarantors from time to time party thereto and Wells Fargo Bank, National Association, as Trustee.	8-K	4.5	12/21/2012
4.5	Fifth Supplemental Indenture, dated as of April 19, 2013 among Advance Auto Parts, Inc., each of the Subsidiary Guarantors from time to time party thereto and Wells Fargo Bank, National Association, as Trustee.	8-K	4.6	4/19/2013
4.6	Sixth Supplemental Indenture, dated as of December 3, 2013, among Advance Auto Parts, Inc., each of the Subsidiary Guarantors from time to time party thereto and Wells Fargo Bank, National Association, as Trustee.	8-K	4.7	12/9/2013
4.7	Seventh Supplemental Indenture, dated as of February 28, 2014, among Advance Auto Parts, Inc., each of the Subsidiary Guarantors from time to time party thereto and Wells Fargo Bank, National Association, as Trustee.	10-Q	4.11	5/28/2014
4.8	Indenture, dated as of April 16, 2020 by and among Advance Auto Parts, Inc., each of the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as trustee.	8-K	4.1	4/17/2020
4.9	Eighth Supplemental Indenture, dated as of September 29, 2020, among Advance Auto Parts, Inc. each of the Guarantors from time to time party thereto and Wells Fargo Bank, National Association, as Trustee.	8-K	4.6	9/30/2020
4.10	Ninth Supplemental Indenture, dated as of March 4, 2022, among Advance Auto Parts, Inc., Advance Stores Company, Incorporated and Computershare Trust Company, N.A., as successor to Wells Fargo, National Association, as Trustee.	8-K	4.1	3/4/2022
4.11	Tenth Supplemental Indenture, dated as of March 9, 2023, among Advance Auto Parts, Inc., Advance Stores Company, Incorporated and Computershare Trust Company, N.A., as successor to Wells Fargo Bank, National Association, as Trustee.	8-K	4.1	3/9/2023
4.12	Form of 5.900% Notes due 2026 (included in Exhibit 4.11)	8-K	4.1	3/9/2023
4.13	Form of 1.750% Notes due 2027 (included in Exhibit 4.9)	8-K	4.6	9/30/2020
4.14	Form of 5.950% Notes due 2028 (included in Exhibit 4.11)	8-K	4.1	3/9/2023
4.15	Form of 3.900% Notes due 2030 (included in Exhibit 4.8)	8-K	4.1	4/17/2020

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith
4.16	Form of 3.500% Notes due 2032 (included in Exhibit 4.10).	8-K	4.1	3/4/2022
10.1	Form of Indemnification Agreement between Advance Auto Parts and each of its Directors.	8-K	10.19	5/20/2004
10.2	Advance Auto Parts, Inc. Deferred Stock Unit Plan for Non-Employee Directors and Selected Executives (as amended January 1, 2008), including First Amendment to the Advance Auto Parts, Inc. Deferred Stock Unit Plan for Non-Employee Directors and Selected Executives (as amended and restated effective as of January 1, 2009) and Second Amendment to the Advance Auto Parts, Inc. Deferred Stock Unit Plan for Non-Employee Directors and Selected Executives (as amended and restated effective as of January 1, 2010).	10-K	10.17	3/1/2011
10.3	Fourth Amendment to the Advance Auto Parts, Inc. Deferred Stock Unit Plan for Non-Employee Directors and Selected Executives (As Amended and Restated Effective as of January 1, 2008).	10-K	10.52	3/3/2015
10.4	Fifth Amendment to the Advance Auto Parts, Inc. Deferred Stock Unit Plan for Non-Employee Directors and Selected Executives (As Amended and Restated Effective as of January 1, 2008).	10-K	10.54	3/3/2015
10.5	Sixth Amendment to the Advance Auto Parts, Inc. Deferred Stock Unit Plan for Non-Employee Directors and Selected Executives (As Amended and Restated Effective as of January 1, 2008).	10-K	10.55	2/28/2017
10.6	Seventh Amendment to the Advance Auto Parts, Inc. Deferred Stock Unit Plan for Non-Employee Directors and Selected Executives (As Amended and Restated Effective as of January 1, 2008).	10-K	10.56	2/28/2017
10.7	Eighth Amendment to Advance Auto Parts, Inc. Deferred Stock Unit Plan for Non-Employee Directors and Selected Executives (As Amended and Restated Effective as of January 1, 2008).	10-K	10.58	2/21/2018
10.8	Advance Auto Parts, Inc. Executive Incentive Award Plan				X
10.9	Advance Auto Parts, Inc. 2014 Long-Term Incentive Plan (as amended effective August 7, 2018).	10-K	10.57	2/9/2019
10.10	Form of 2021 Advance Auto Parts, Inc. Time-Based Restricted Stock Unit Award Agreement.	10-Q	10.1	6/2/2021
10.11	Form of 2021 Advance Auto Parts, Inc. Performance-Based Restricted Stock Unit Award Agreement.	10-Q	10.2	6/2/2021
10.12	Form of 2021 Advance Auto Parts, Inc. Nonqualified Stock Option Award Agreement.	10-Q	10.3	6/2/2021
10.13	Form of 2022 Advance Auto Parts, Inc. Time-Based Restricted Stock Unit Award Agreement.	10-Q	10.2	5/24/2022
10.14	Form of 2022 Advance Auto Parts, Inc. Performance-Based Restricted Stock Unit Award Agreement.	10-Q	10.3	5/24/2022
10.15	Form of 2022 Advance Auto Parts, Inc. Nonqualified Stock Option Award Agreement.	10-Q	10.4	5/24/2022
10.16	Form of 2023 Advance Auto Parts, Inc. Performance-Based Restricted Stock Unit Award Agreement under the 2014 Plan.	10-Q	10.3	6/6/2023
10.17	Form of 2023 Advance Auto Parts, Inc. Performance-Based Restricted Stock Unit Award Agreement under the 2014 Plan (CEO).	10-Q	10.4	6/6/2023
10.18	Form of 2023 Advance Auto Parts, Inc. Nonqualified Stock Option Award Agreement under the 2014 Plan.	10-Q	10.5	6/6/2023

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith
10.19	Advance Auto Parts, Inc. 2023 Omnibus Incentive Compensation Plan.	10-Q	10.1	6/6/2023
10.20	Form of 2023 Advance Auto Parts, Inc. Time-Based Restricted Stock Unit Award Agreement under the 2023 Plan.	10-Q	10.6	6/6/2023
10.21	Form of 2023 Advance Auto Parts, Inc. Performance-Based Restricted Stock Unit Award Agreement under the 2023 Plan.	10-Q	10.7	6/6/2023
10.22	Form of 2023 Advance Auto Parts, Inc. Nonqualified Stock Option Award Agreement under the 2023 Plan.	10-Q	10.8	6/6/2023
10.23	Advance Auto Parts, Inc. Deferred Compensation Program, as amended and restated effective January 1, 2021.	10-K	10.45	2/22/2021
10.24	Description of Non-Employee Director Compensation.				X
10.25	Employment Agreement effective March 28, 2016 between Advance Auto Parts, Inc. and Thomas R. Greco.	10-Q	10.1	5/31/2016
10.26	First Amendment to Employment Agreement effective April 2, 2016 between Advance Auto Parts, Inc. and Thomas R. Greco.	10-Q	10.2	5/31/2016
10.27	Employment Agreement effective August 21, 2016 between Advance Auto Parts, Inc. and Robert B. Cushing.	10-K	10.50	2/28/2017
10.28	First Amendment to Employment Agreement between Robert B. Cushing and Advance Auto Parts, Inc., dated April 12, 2023	10-Q	10.9	6/6/2023
10.29	Employment Agreement effective September 17, 2018 between Advance Auto Parts, Inc. and Jeffrey W. Shepherd.	10-Q	10.1	11/13/2018
10.30	Employment Agreement effective October 3, 2018 between Advance Auto Parts, Inc. and Reuben E. Slone.	10-K	10.53	2/9/2019
10.31	Employment Agreement effective October 2, 2022 between Advance Auto Parts, Inc. and Herman Word, Jr.				X
10.32	Employment Agreement effective August 21, 2023 between Advance Auto Parts, Inc. and Shane M. O'Kelly.	8-K	10.01	8/23/2023
10.33	Employment Agreement effective November 13, 2023 between Advance Auto Parts, Inc. and Ryan P. Grimsland.	8-K	10.01	11/15/2023
10.34	Credit Agreement, dated as of November 9, 2021, among Advance Auto Parts, Inc. Advance Stores Company, Incorporated the lenders party thereto, and Bank of America, N.A., as Administrative Agent.	8-K	10.1	11/15/2021
10.35	Guarantee Agreement, dated as of November 9, 2021, among Advance Auto Parts, Inc., the guarantors from time to time party thereto and Bank of America, N.A, as administrative agent for the lenders.	8-K	10.2	11/15/2021
10.36	Amendment No. 1 to the Credit Agreement Dated as of February 27, 2023.	10-K	10.29	02/28/2023
10.37	Amendment No. 2 to the Credit Agreement Dated as of August 21, 2023.	10-Q	10.1	8/23/2023
10.38	Amendment No. 3 to the Credit Agreement Dated as of November 20, 2023	10-Q	10.5	11/21/2023
10.39	Advance Auto Parts, Inc. Insider Trading Policy				X
10.40	Amendment No. 4 to the Credit Agreement Dated as of February 26, 2024	8-K	10.1	2/28/2024
21.1	Subsidiaries of Advance Auto Parts, Inc.				X
22.1	List of Issuers and its Guarantor Subsidiaries.				X
23.1	Consent of Deloitte & Touche LLP.				X

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension Schema Document.				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X
104.1	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit).				X

Item 16. Form 10-K Summary.

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCE AUTO PARTS, INC.
Dated:	March 12, 2024	By:	/s/ Ryan P. Grimsland
Ryan P. Grimsland
Executive Vice President, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Shane M. O’Kelly	President and Chief Executive Officer and Director	March 12, 2024
Shane M. O’Kelly	(Principal Executive Officer)

/s/ Ryan P. Grimsland	Executive Vice President, Chief Financial Officer	March 12, 2024
Ryan P. Grimsland	(Principal Financial Officer)

/s/ Elizabeth E. Dreyer	Senior Vice President, Controller and Chief Accounting Officer	March 12, 2024
Elizabeth E. Dreyer	(Principal Accounting Officer)

/s/ Eugene I. Lee, Jr.	Chairman and Director	March 12, 2024
Eugene I. Lee, Jr.

/s/ Carla J. Bailo	Director	March 12, 2024
Carla J. Bailo

/s/ John F. Ferraro	Director	March 12, 2024
John F. Ferraro

/s/ Joan M. Hilson	Director	March 12, 2024
Joan M. Hilson

/s/ Jeffrey J. Jones II	Director	March 12, 2024
Jeffrey J. Jones II

/s/ Douglas A. Pertz	Director	March 12, 2024
Douglas A. Pertz

	Director	March 12, 2024
Gregory L. Smith

	Director	March 12, 2024
Thomas W. Seboldt

/s/ Sherice R. Torres	Director	March 12, 2024
Sherice R. Torres

/s/ Arthur L. Valdez Jr.	Director	March 12, 2024
Arthur L. Valdez Jr.

	Director	March 12, 2024
A. Brent Windom