Form 10-K/A
period 2023-12-30
ADVANCE AUTO PARTS INC
filed 2024-05-30
CIK 1158449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-K/A
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

EXPLANATORY NOTE

Advance Auto Parts, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 30, 2023, originally filed with the Securities and Exchange Commission (“SEC”) on March 12, 2024 (the “Original Filing”) to amend Item 8 of Part II, “Financial Statements and Supplementary Data” and Item 9A of Part II, “Controls and Procedures,” related to (1) our description of the conclusions regarding the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting and (2) Deloitte & Touche LLP’s (“Deloitte”) report on the Company’s internal control over financial reporting, in each case, to reflect an additional material weakness. The Company is also filing as exhibits currently dated certifications by its Chief Executive Officer and Chief Financial Officer and an updated Consent of Independent Registered Public Accounting Firm.

Subsequent to the Original Filing, the Company’s management determined that there was an additional material weakness in the Company’s internal control over financial reporting that existed as of December 30, 2023, relating to ineffective control activities including account reconciliations. As a result of this additional material weakness, the Company has restated its report on internal control over financial reporting from the Original Filing. See Item 9A of Part II, “Controls and Procedures.”

The material weakness described above resulted in immaterial errors impacting the Company’s previously issued annual and interim period consolidated financial statements through and including the period ended December 30, 2023. The Company evaluated these errors and concluded that they did not, individually or in the aggregate, result in a material misstatement of its previously issued annual or interim consolidated financial statements and that such financial statements may continue to be relied upon. As a result, the Company is not restating our annual consolidated financial statements contained in Item 8, Part II of this Amendment. The Company is also not amending its Quarterly Reports on Form 10-Q for the 2023 interim periods. Item 8, Part II of this Amendment is being amended solely to (1) restate Deloitte’s report on the Company’s internal control over financial reporting and (2) update Deloitte’s unqualified opinion on the Company’s consolidated financial statements to refer to its restated internal control over financial reporting report.

As described above, this Amendment does not amend, update or change any other items or disclosures in the Original Filing and does not purport to reflect any information or events subsequent to the filing thereof. As such, this Amendment speaks only as of the date the Original Filing was filed, and the Company has not undertaken herein to amend, supplement or update any information contained in the Original Filing to give effect to any subsequent events. Accordingly, this Amendment should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the Original Filing, including any amendment to those filings.

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

PART II

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

Evaluation of Disclosure Controls and Procedures

Management evaluated, with the participation of the Company’s principal executive officer and principal financial officer, the effectiveness of its disclosure controls and procedures as of December 30, 2023. Based on this evaluation, the Company’s principal executive officer and our principal financial officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective to accomplish their objectives at the reasonable assurance level due to the material weaknesses described below.

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

As of December 30, 2023, management, including the Company’s principal executive officer and principal financial officer, assessed the effectiveness of its internal control over financial reporting based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, the Company’s principal executive officer and our principal financial officer have concluded that, as of the end of the period covered by this report, the Company’s internal control over financial reporting was not effective to accomplish their objectives at the reasonable assurance level solely due to the material weaknesses described below.

As previously disclosed in our Form 10-Q for the period ended April 22, 2023 and continuing to exist as of December 30, 2023, management identified a material weakness in our internal control over financial reporting that existed due to turnover of key accounting positions. The Company was not able to attract, develop and retain sufficient resources to fulfill internal control and accounting responsibilities. Additionally, the Company did not design and implement effective control activities including account reconciliations. This relates to account reconciliations of cash and a small number of other miscellaneous accounts.

Subsequent to December 30, 2023, in connection with the preparation of the quarterly financial statements contained in the Form 10-Q for the first quarter of 2024, management identified certain cash account reconciliations whereby a former employee in the Company’s Indian Shared Service Center circumvented a cash reconciliation controls policy and concealed unreconciled items. This individual did not follow the Company’s policy to display all reconciling items in the reconciliation process. Management determined that the adjustments necessary to correct identified errors to be immaterial.

The Audit Committee was informed of a significant deficiency regarding cash reconciliations in March 2024 by management and discussed the deficiency with the Company’s independent registered accounting firm. This significant deficiency has now been elevated to a material weakness due to noncompliance with policy. The Company believes the cash reconciliation policy noncompliance primarily related to inadequately trained and supervised personnel and is closely linked to the material weakness disclosed in the Form 10-Q for the period ended April 22, 2023.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Management has corrected the relevant prior periods of its Consolidated Financial Statements and related footnotes in this Form 10-K/A for the immaterial errors identified for comparative purposes. Further, management believes that the Consolidated Financial Statements and related financial information included present fairly, in all material respects, our balance sheets, statements of operations, comprehensive income and cash flows as of and for the periods presented.

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
•Following the departure of the Company’s Chief Accounting Officer during the fourth fiscal quarter of 2023, hired a new Chief Accounting Officer who began employment with the Company on January 9, 2024; and
•Reperformed cash reconciliations for 2023 year end and will continue to execute the same comprehensive testing until this matter is considered fully remediated.

The Company considers that the actions described above are comprehensive and will remediate the material weaknesses and strengthen the Company’s internal control over financial reporting. Given the limited time that the open roles have been filled, the Company believes that additional time will be beneficial to demonstrate that personnel have the ability to consistently perform their responsibilities to ensure that the material weaknesses have been fully remediated. Therefore, the Company has concluded that these material weaknesses will not be considered fully remediated until the remediation actions, including those above, have operated effectively for a sufficient period of time and have been sufficiently tested. The Company is targeting completion of the remediation and testing of these material weaknesses in the second half of fiscal 2024.

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

PART IV

Item 15.     Exhibits, Financial Statement Schedules.

(1) Financial Statements
Audited Consolidated Financial Statements of Advance Auto Parts, Inc. and Subsidiaries for the years ended December 30, 2023, December 31, 2022 and January 1, 2022:
Reports of Independent Registered Public Accounting Firm (PCAOB ID No. 34)	7
Consolidated Balance Sheets	11
Consolidated Statements of Operations	12
Consolidated Statements of Comprehensive Income	12
Consolidated Statements of Changes in Stockholders' Equity	13
Consolidated Statements of Cash Flows	14
Notes to the Consolidated Financial Statements	15

(2) Financial Statement Schedule
Schedule II - Valuation and Qualifying Accounts	50

(3) Exhibits
Exhibit Index	51

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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 30, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2024 (May 29, 2024, as to the material weakness relating to account reconciliations), expressed an adverse opinion on the Company's internal control over financial reporting because of a material weakness.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Advance Auto Parts, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Advance Auto Parts, Inc. and subsidiaries (the “Company”) as of December 30, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weaknesses identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 30, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

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

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Controls over Financial Reporting (As Revised). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management's assessment. Management has identified a material weakness in internal control over financial reporting due to the inability to attract, develop and retain sufficient resources to fulfill internal control and accounting responsibilities. Additionally, the Company did not design and implement effective control activities including account reconciliations. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule as of and for the year ended December 30, 2023, of the Company, and this report does not affect our report on such financial statements.

/s/Deloitte & Touche LLP

Charlotte, North Carolina
March 12, 2024 (May 29, 2024, as to the material weakness relating to account reconciliations)

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

4.Goodwill and Other Intangible Assets, Net

Goodwill

At December 30, 2023 and December 31, 2022, the carrying amount of Goodwill in the accompanying Consolidated Balance Sheets was $991.7 million and $990.5 million. The change in Goodwill during 2023 and 2022 was $1.3 million and $3.3 million, and related to foreign currency translation. There has been no history of impairment of goodwill experienced to date.

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

EXHIBIT INDEX

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith
3.1	Restated Certificate of Incorporation of Advance Auto Parts, Inc. (“Advance Auto”) (as amended effective as of May 24, 2017).	10-Q	3.1	8/14/2018
3.2	Amended and Restated Bylaws of Advance Auto Parts, Inc., effective August 8, 2023.	8-K	3.1	8/14/2023
4.0	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934, as amended.	10-K	4.0	2/18/2020
4.1	Indenture, dated as of April 29, 2010, among Advance Auto Parts, Inc., each of the Subsidiary Guarantors from time to time party thereto and Wells Fargo Bank, National Association, as Trustee.	8-K	4.1	4/29/2010
4.2	Second Supplemental Indenture dated as of May 27, 2011 to the Indenture dated as of April 29, 2010 among Advance Auto Parts, Inc. as Issuer, each of the Subsidiary Guarantors from time to time party thereto and Wells Fargo Bank, National Association, as Trustee.	8-K	10.45	6/3/2011
4.3	Third Supplemental Indenture dated as of January 17, 2012 among Advance Auto Parts, Inc., each of the Subsidiary Guarantors from time to time party thereto and Wells Fargo Bank, National Association, as Trustee.	8-K	4.4	1/17/2012
4.4	Fourth Supplemental Indenture, dated as of December 21, 2012 among Advance Auto Parts, Inc., each of the Subsidiary Guarantors from time to time party thereto and Wells Fargo Bank, National Association, as Trustee.	8-K	4.5	12/21/2012
4.5	Fifth Supplemental Indenture, dated as of April 19, 2013 among Advance Auto Parts, Inc., each of the Subsidiary Guarantors from time to time party thereto and Wells Fargo Bank, National Association, as Trustee.	8-K	4.6	4/19/2013
4.6	Sixth Supplemental Indenture, dated as of December 3, 2013, among Advance Auto Parts, Inc., each of the Subsidiary Guarantors from time to time party thereto and Wells Fargo Bank, National Association, as Trustee.	8-K	4.7	12/9/2013
4.7	Seventh Supplemental Indenture, dated as of February 28, 2014, among Advance Auto Parts, Inc., each of the Subsidiary Guarantors from time to time party thereto and Wells Fargo Bank, National Association, as Trustee.	10-Q	4.11	5/28/2014
4.8	Indenture, dated as of April 16, 2020 by and among Advance Auto Parts, Inc., each of the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as trustee.	8-K	4.1	4/17/2020
4.9	Eighth Supplemental Indenture, dated as of September 29, 2020, among Advance Auto Parts, Inc. each of the Guarantors from time to time party thereto and Wells Fargo Bank, National Association, as Trustee.	8-K	4.6	9/30/2020
4.10	Ninth Supplemental Indenture, dated as of March 4, 2022, among Advance Auto Parts, Inc., Advance Stores Company, Incorporated and Computershare Trust Company, N.A., as successor to Wells Fargo, National Association, as Trustee.	8-K	4.1	3/4/2022
4.11	Tenth Supplemental Indenture, dated as of March 9, 2023, among Advance Auto Parts, Inc., Advance Stores Company, Incorporated and Computershare Trust Company, N.A., as successor to Wells Fargo Bank, National Association, as Trustee.	8-K	4.1	3/9/2023
4.12	Form of 5.900% Notes due 2026 (included in Exhibit 4.11)	8-K	4.1	3/9/2023
4.13	Form of 1.750% Notes due 2027 (included in Exhibit 4.9)	8-K	4.6	9/30/2020
4.14	Form of 5.950% Notes due 2028 (included in Exhibit 4.11)	8-K	4.1	3/9/2023
4.15	Form of 3.900% Notes due 2030 (included in Exhibit 4.8)	8-K	4.1	4/17/2020

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith
4.16	Form of 3.500% Notes due 2032 (included in Exhibit 4.10).	8-K	4.1	3/4/2022
10.1	Form of Indemnification Agreement between Advance Auto Parts and each of its Directors.	8-K	10.19	5/20/2004
10.2	Advance Auto Parts, Inc. Deferred Stock Unit Plan for Non-Employee Directors and Selected Executives (as amended January 1, 2008), including First Amendment to the Advance Auto Parts, Inc. Deferred Stock Unit Plan for Non-Employee Directors and Selected Executives (as amended and restated effective as of January 1, 2009) and Second Amendment to the Advance Auto Parts, Inc. Deferred Stock Unit Plan for Non-Employee Directors and Selected Executives (as amended and restated effective as of January 1, 2010).	10-K	10.17	3/1/2011
10.3	Fourth Amendment to the Advance Auto Parts, Inc. Deferred Stock Unit Plan for Non-Employee Directors and Selected Executives (As Amended and Restated Effective as of January 1, 2008).	10-K	10.52	3/3/2015
10.4	Fifth Amendment to the Advance Auto Parts, Inc. Deferred Stock Unit Plan for Non-Employee Directors and Selected Executives (As Amended and Restated Effective as of January 1, 2008).	10-K	10.54	3/3/2015
10.5	Sixth Amendment to the Advance Auto Parts, Inc. Deferred Stock Unit Plan for Non-Employee Directors and Selected Executives (As Amended and Restated Effective as of January 1, 2008).	10-K	10.55	2/28/2017
10.6	Seventh Amendment to the Advance Auto Parts, Inc. Deferred Stock Unit Plan for Non-Employee Directors and Selected Executives (As Amended and Restated Effective as of January 1, 2008).	10-K	10.56	2/28/2017
10.7	Eighth Amendment to Advance Auto Parts, Inc. Deferred Stock Unit Plan for Non-Employee Directors and Selected Executives (As Amended and Restated Effective as of January 1, 2008).	10-K	10.58	2/21/2018
10.8	Advance Auto Parts, Inc. Executive Incentive Award Plan.	10-K	10.8	3/12/2024
10.9	Advance Auto Parts, Inc. 2014 Long-Term Incentive Plan (as amended effective August 7, 2018).	10-K	10.57	2/9/2019
10.10	Form of 2021 Advance Auto Parts, Inc. Time-Based Restricted Stock Unit Award Agreement.	10-Q	10.1	6/2/2021
10.11	Form of 2021 Advance Auto Parts, Inc. Performance-Based Restricted Stock Unit Award Agreement.	10-Q	10.2	6/2/2021
10.12	Form of 2021 Advance Auto Parts, Inc. Nonqualified Stock Option Award Agreement.	10-Q	10.3	6/2/2021
10.13	Form of 2022 Advance Auto Parts, Inc. Time-Based Restricted Stock Unit Award Agreement.	10-Q	10.2	5/24/2022
10.14	Form of 2022 Advance Auto Parts, Inc. Performance-Based Restricted Stock Unit Award Agreement.	10-Q	10.3	5/24/2022
10.15	Form of 2022 Advance Auto Parts, Inc. Nonqualified Stock Option Award Agreement.	10-Q	10.4	5/24/2022
10.16	Form of 2023 Advance Auto Parts, Inc. Performance-Based Restricted Stock Unit Award Agreement under the 2014 Plan.	10-Q	10.3	6/6/2023
10.17	Form of 2023 Advance Auto Parts, Inc. Performance-Based Restricted Stock Unit Award Agreement under the 2014 Plan (CEO).	10-Q	10.4	6/6/2023
10.18	Form of 2023 Advance Auto Parts, Inc. Nonqualified Stock Option Award Agreement under the 2014 Plan.	10-Q	10.5	6/6/2023

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith
10.19	Advance Auto Parts, Inc. 2023 Omnibus Incentive Compensation Plan.	10-Q	10.1	6/6/2023
10.20	Form of 2023 Advance Auto Parts, Inc. Time-Based Restricted Stock Unit Award Agreement under the 2023 Plan.	10-Q	10.6	6/6/2023
10.21	Form of 2023 Advance Auto Parts, Inc. Performance-Based Restricted Stock Unit Award Agreement under the 2023 Plan.	10-Q	10.7	6/6/2023
10.22	Form of 2023 Advance Auto Parts, Inc. Nonqualified Stock Option Award Agreement under the 2023 Plan.	10-Q	10.8	6/6/2023
10.23	Advance Auto Parts, Inc. Deferred Compensation Program, as amended and restated effective January 1, 2021.	10-K	10.45	2/22/2021
10.24	Description of Non-Employee Director Compensation.	10-K	10.24	3/12/2024
10.25	Employment Agreement effective March 28, 2016 between Advance Auto Parts, Inc. and Thomas R. Greco.	10-Q	10.1	5/31/2016
10.26	First Amendment to Employment Agreement effective April 2, 2016 between Advance Auto Parts, Inc. and Thomas R. Greco.	10-Q	10.2	5/31/2016
10.27	Employment Agreement effective August 21, 2016 between Advance Auto Parts, Inc. and Robert B. Cushing.	10-K	10.50	2/28/2017
10.28	First Amendment to Employment Agreement between Robert B. Cushing and Advance Auto Parts, Inc., dated April 12, 2023	10-Q	10.9	6/6/2023
10.29	Employment Agreement effective September 17, 2018 between Advance Auto Parts, Inc. and Jeffrey W. Shepherd.	10-Q	10.1	11/13/2018
10.30	Employment Agreement effective October 3, 2018 between Advance Auto Parts, Inc. and Reuben E. Slone.	10-K	10.53	2/9/2019
10.31	Employment Agreement effective October 2, 2022 between Advance Auto Parts, Inc. and Herman Word, Jr.	10-K	10.31	3/12/2024
10.32	Employment Agreement effective August 21, 2023 between Advance Auto Parts, Inc. and Shane M. O'Kelly.	8-K	10.01	8/23/2023
10.33	Employment Agreement effective November 13, 2023 between Advance Auto Parts, Inc. and Ryan P. Grimsland.	8-K	10.01	11/15/2023
10.34	Credit Agreement, dated as of November 9, 2021, among Advance Auto Parts, Inc. Advance Stores Company, Incorporated the lenders party thereto, and Bank of America, N.A., as Administrative Agent.	8-K	10.1	11/15/2021
10.35	Guarantee Agreement, dated as of November 9, 2021, among Advance Auto Parts, Inc., the guarantors from time to time party thereto and Bank of America, N.A, as administrative agent for the lenders.	8-K	10.2	11/15/2021
10.36	Amendment No. 1 to the Credit Agreement Dated as of February 27, 2023.	10-K	10.29	02/28/2023
10.37	Amendment No. 2 to the Credit Agreement Dated as of August 21, 2023.	10-Q	10.1	8/23/2023
10.38	Amendment No. 3 to the Credit Agreement Dated as of November 20, 2023	10-Q	10.5	11/21/2023
10.39	Advance Auto Parts, Inc. Insider Trading Policy	10-K	10.39	3/12/2024
10.40	Amendment No. 4 to the Credit Agreement Dated as of February 26, 2024	8-K	10.1	2/28/2024
21.1	Subsidiaries of Advance Auto Parts, Inc.	10-K	21.1	3/12/2024
22.1	List of Issuers and its Guarantor Subsidiaries.	10-K	22.1	03/12/2024
23.1	Consent of Deloitte & Touche LLP.				X

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension Schema Document.				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X
104.1	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit).				X

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCE AUTO PARTS, INC.
Dated:	May 29, 2024	By:	/s/ Ryan P. Grimsland
Ryan P. Grimsland
Executive Vice President, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.