Form 10-Q
period 2024-04-20
ADVANCE AUTO PARTS INC
filed 2024-05-30
CIK 1158449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q
________________________________________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 20, 2024
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 24, 2024, the number of shares of the registrant’s common stock outstanding was 59,622,297 shares.

FORWARD-LOOKING STATEMENTS

Certain statements herein are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are usually identifiable by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast, “guidance,” “intend,” “likely,” “may,” “plan,” “position,” “possible,” “potential,” “probable,” “project,” “should,” “strategy,” “will,” or similar language. All statements other than statements of historical fact are forward-looking statements, including, but not limited to, statements about the Company’s strategic initiatives, including cost reduction initiatives, the Company’s ability to complete the potential divestitures of Worldpac and Carquest Canada, operational plans and objectives, expectations for economic conditions, future business and financial performance, as well as statements regarding underlying assumptions related thereto. Forward-looking statements reflect the Company’s views based on historical results, current information and assumptions related to future developments. Except as may be required by law, the Company undertakes no obligation to update any forward-looking statements made herein. Forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those projected or implied by the forward-looking statements. They include, among others, the Company’s ability to complete the potential divestitures of Worldpac and Carquest Canada, the Company’s ability to hire, train and retain qualified employees, the timing and implementation of strategic initiatives, deterioration of general macroeconomic conditions, geopolitical conflicts, the highly competitive nature of the industry, demand for the Company’s products and services, access to financing on favorable terms, complexities in the Company’s inventory and supply chain and challenges with transforming and growing its business. Except as may be required by law, the Company undertakes no obligation to update any forward-looking statements made herein. Please refer to “Item 1A. Risk Factors” of the Company’s most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”), as updated by the Company’s subsequent filings with the SEC, for a description of these and other risks and uncertainties that could cause actual results to differ materially from those projected or implied by the forward-looking statements.

PART I. FINANCIAL INFORMATION
ITEM 1.CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except per share data) (Unaudited)

Assets	April 20, 2024	December 30, 2023
Current assets:
Cash and cash equivalents	$451,003	$503,471
Receivables, net	825,384	800,141
Inventories, net	4,828,314	4,857,702
Other current assets	236,507	215,707
Total current assets	6,341,208	6,377,021
Property and equipment, net of accumulated depreciation of $2,942,261 and $2,857,726	1,611,251	1,648,546
Operating lease right-of-use assets	2,589,504	2,578,776
Goodwill	989,921	991,743
Other intangible assets, net	583,547	593,341
Other assets	85,679	86,899
Total assets	$12,201,110	$12,276,326
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,031,299	$4,177,974
Accrued expenses	668,205	671,237
Other current liabilities	510,345	458,194
Total current liabilities	5,209,849	5,307,405
Long-term debt	1,787,221	1,786,361
Noncurrent operating lease liabilities	2,191,201	2,215,766
Deferred income taxes	364,564	362,542
Other long-term liabilities	83,625	84,524
Total liabilities	9,636,460	9,756,598

Commitments and contingencies

Stockholders’ equity:
Preferred stock, nonvoting, $0.0001 par value	—	—
Common stock, voting, $0.0001 par value	8	8
Additional paid-in capital	963,741	946,099
Treasury stock, at cost	(2,936,624)	(2,933,286)
Accumulated other comprehensive loss	(46,450)	(52,232)
Retained earnings	4,583,975	4,559,139
Total stockholders’ equity	2,564,650	2,519,728
Total liabilities and stockholders’ equity	$12,201,110	$12,276,326

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(in thousands, except per share data) (Unaudited)

	Sixteen Weeks Ended
	April 20, 2024	April 22, 2023
Net sales	$3,406,254	$3,417,594
Cost of sales, including purchasing and warehousing costs	1,977,180	1,955,666
Gross profit	1,429,074	1,461,928
Selling, general and administrative expenses	1,343,053	1,363,990
Operating income	86,021	97,938
Other, net:
Interest expense	(24,875)	(29,718)
Other expense, net	(1,290)	(674)
Total other, net	(26,165)	(30,392)
Income before provision for income taxes	59,856	67,546
Provision for income taxes	19,844	19,223
Net income	$40,012	$48,323

Basic earnings per common share	$0.67	$0.81
Weighted-average common shares outstanding	59,558	59,334
Diluted earnings per common share	$0.67	$0.81
Weighted-average common shares outstanding	59,841	59,544

Condensed Consolidated Statements of Comprehensive Income
(in thousands) (Unaudited)

	Sixteen Weeks Ended
	April 20, 2024	April 22, 2023
Net income	$40,012	$48,323
Other comprehensive (loss) income:
Changes in net unrecognized other postretirement benefits, net of tax of $(21) and $70	(58)	197
Currency translation adjustments	5,840	567
Total other comprehensive (loss) income	5,782	764
Comprehensive income	$45,794	$49,087

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries Condensed Consolidated Statements of Changes in Stockholders’ Equity (in thousands, except per share data) (Unaudited)

	Sixteen Weeks Ended April 20, 2024
	Common Stock		Additional Paid-in Capital	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 30, 2023	59,512	$8	$946,099	$(2,933,286)	$(52,232)	$4,559,139	$2,519,728
Net income	—	—	—	—	—	40,012	40,012
Total other comprehensive loss	—	—	—	—	5,782	—	5,782
Restricted stock units and deferred stock units vested	132	—	—	—	—	—	—
Share-based compensation	—	—	16,696	—	—	—	16,696
Stock issued under employee stock purchase plan	28	—	946	—	—	—	946
Repurchases of common stock	(49)	—	—	(3,338)	—	—	(3,338)
Cash dividends declared ($0.25 per common share)	—	—	—	—	—	(15,176)	(15,176)
Balance at April 20, 2024	59,623	$8	$963,741	$(2,936,624)	$(46,450)	$4,583,975	$2,564,650

	Sixteen Weeks Ended April 22, 2023
	Common Stock		Additional Paid-in Capital	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	59,264	$8	$897,560	$(2,918,768)	$(44,695)	$4,665,087	$2,599,192
Net income	—	—	—	—	—	48,323	48,323
Total other comprehensive income	—	—	—	—	764	—	764
Restricted stock units and deferred stock units vested	256	—	—	—	—	—	—
Share-based compensation	—	—	16,524	—	—	—	16,524
Stock issued under employee stock purchase plan	18	—	1,100	—	—	—	1,100
Repurchases of common stock	(94)	—	—	(12,605)	—	—	(12,605)
Cash dividends declared ($1.50 per common share)	—	—	—	—	—	(89,578)	(89,578)
Other	—	—	(1,000)	—	—	—	(1,000)
Balance at April 22, 2023	59,444	$8	$914,184	$(2,931,373)	$(43,931)	$4,623,832	$2,562,720

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands) (Unaudited)

	Sixteen Weeks Ended
	April 20, 2024	April 22, 2023
Cash flows from operating activities:
Net income	$40,012	$48,323
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	94,711	92,554
Share-based compensation	16,696	16,524
(Gain) Loss and impairment of long-lived assets	(18,368)	90
Provision for deferred income taxes	2,637	6,899
Other, net	1,164	849
Net change in:
Receivables, net	(27,469)	(85,827)
Inventories, net	20,017	(104,355)
Accounts payable	(141,323)	(424,190)
Accrued expenses	1,270	89,666
Other assets and liabilities, net	13,341	(23,057)
Net cash provided by (used in) operating activities	2,688	(382,524)
Cash flows from investing activities:
Purchases of property and equipment	(48,957)	(89,996)
Proceeds from sales of property and equipment	10,028	325
Net cash used in investing activities	(38,929)	(89,671)
Cash flows from financing activities:
Borrowings under credit facilities	—	2,886,000
Payments on credit facilities	—	(2,955,000)
Borrowings on senior unsecured notes	—	599,571
Dividends paid	(14,966)	(89,487)
Purchase of noncontrolling interest	(7,149)	—
Proceeds from the issuance of common stock	946	1,100
Repurchases of common stock	(3,338)	(12,605)
Other, net	(1,137)	(4,377)
Net cash (used in) provided by financing activities	(25,644)	425,202
Effect of exchange rate changes on cash	9,417	68
Net decrease in cash and cash equivalents	(52,468)	(46,925)
Cash and cash equivalents, beginning of period	503,471	270,805
Cash and cash equivalents, end of period	$451,003	$223,880

Non-cash transactions:
Accrued purchases of property and equipment	$8,585	$6,909

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

1.    Nature of Operations and Basis of Presentation

Description of Business

Advance Auto Parts, Inc. and subsidiaries is a leading automotive aftermarket parts provider in North America, serving both professional installers (“professional”) and “do-it-yourself” (“DIY”) customers. The accompanying condensed consolidated financial statements have been prepared by the Company and include the accounts of Advance Auto Parts, Inc., its wholly owned subsidiaries, Advance Stores Company, Incorporated (“Advance Stores”) and Neuse River Insurance Company, Inc., and their subsidiaries (collectively referred to as “the Company”).

As of April 20, 2024,the Company operated a total of 4,777 stores and 320 branches primarily within the United States, with additional locations in Canada, Puerto Rico and the U.S. Virgin Islands. In addition, as of April 20, 2024, the Company served 1,152 independently owned Carquest branded stores across the same geographic locations served by the Company’s stores and branches in addition to Mexico and various Caribbean islands. The Company’s stores operate primarily under the trade names “Advance Auto Parts” and “Carquest” and the Company’s branches operate under the “Worldpac” and “Autopart International” trade names.

Basis of Presentation

The accounting policies followed in the presentation of interim financial results are consistent with those followed on an annual basis. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), have been condensed or omitted based upon the Securities and Exchange Commission (“SEC”) interim reporting principles. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for 2023 (“2023 Form 10-K”) as filed with the SEC on March 12, 2024.

The accompanying condensed consolidated financial statements reflect all normal recurring adjustments that are necessary to present fairly the results for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the operating results to be expected for the full year. The Company’s first quarter of the year contains sixteen weeks. The Company’s remaining three quarters each consist of twelve weeks.

Revision of Previously Issued Financial Statements for Correction of Immaterial Errors

During the year ended December 30, 2023, the Company identified errors impacting cost of sales, selling, general and administrative expenses (“SG&A”) and other income (expense), net, of $62.9 million, $36.6 million and $1.7 million incurred in prior years but not previously recognized. These charges primarily related to product costs and vendor credits. Management assessed the materiality of the errors, including the presentation on prior period consolidated financial statements, on a qualitative and quantitative basis in accordance with SEC Staff Accounting Bulletin No. 99, Materiality, codified in Accounting Standards Codification Topic 250, Accounting Changes and Error Corrections. The Company concluded that these errors and the related impacts did not result in a material misstatement of its previously issued consolidated financial statements as of and for the years ended December 31, 2022 and January 1, 2022 and its previously issued unaudited condensed consolidated interim financial statements as of and for the sixteen weeks ended April 22, 2023; the twelve and twenty-eight weeks ended July 15, 2023; and the twelve and forty weeks ended October 7, 2023. Correcting the cumulative effect of these errors in the fifty-two weeks ended December 30, 2023 would have had a significant effect on the results of operations for such periods.

The Company has corrected the relevant prior periods of its consolidated financial statements and related footnotes for these and other immaterial corrections for comparative purposes, as previously disclosed in Note 18. Immaterial Restatement of Prior Period Financial Statements of the Company’s 2023 Form 10-K. The Company will also adjust previously reported financial information for such immaterial errors in future filings, as applicable. A summary of the corrections to the impacted financial statement line items from our previously issued financial statements are presented in Note 12. Immaterial Misstatement of Prior Period Financial Statements.

2.    Significant Accounting Policies

Revenues

The following table summarizes disaggregated revenue from contracts with customers by product group:

	Sixteen Weeks Ended
	April 20, 2024	April 22, 2023
Percentage of Sales:
Parts and Batteries	66%	66%
Accessories and Chemicals	20	20
Engine Maintenance	13	13
Other	1	1
Total	100%	100%

Recently Issued Accounting Pronouncements - Not Yet Adopted

Disclosure Improvements

In October 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-06, Disclosure Improvements (“ASU 2023-06”), which defers when companies will be required to improve and clarify disclosure and presentation requirements by June 2027. ASU 2023-06 applies to all entities subject to meeting the SEC disclosure requirements. These updates would require additional qualitative information to the statement of cash flows, earnings per share, debt and shareholder’s equity disclosures. The related disclosures are effective for the fiscal year beginning after December 15, 2024. The Company is currently evaluating the impact of adopting ASU 2023-06 on the consolidated financial statements and related disclosures, and does not believe it will have a material impact on the consolidated financial statements.

Improvements to Reportable Segment Disclosures

In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires a company to disclose additional, more detailed information about a reportable segment’s significant expenses, even if there is one reportable segment, and is intended to improve the disclosures about a public entity’s reportable segments. The ASU is effective for fiscal years beginning after December 15, 2023, and for interim periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of the adoption of ASU 2023-07 and does not believe it will have a material impact on the consolidated financial statements and segment reporting.

Income Tax Disclosure Improvements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (“ASU 2023-09”), which requires a company to enhance their income tax disclosures. In each annual reporting period, the company should disclose the specific categories used in the rate reconciliation and additional information for reconciling items that meet a quantitative threshold, including disaggregation of taxes paid by jurisdiction. The related disclosures are effective for the fiscal year beginning after December 15, 2024. The Company is currently evaluating the impact of adopting ASU 2023-09 on our consolidated financial statements and related disclosures and does not believe it will have a material impact on the consolidated financial statements.

Climate Disclosure Requirements

In March 2024, the SEC issued its final climate disclosure rules, which require the disclosure of climate-related information in annual reports and registration statements. The rules require disclosure in the audited financial statements of certain effects of severe weather events and other natural conditions and greenhouse gas emissions above certain financial thresholds, as well as amounts related to carbon offsets and renewable energy credits or certificates, if material. Additionally, the rule established disclosure requirements regarding material climate-related risks, descriptions of board oversight and risk management activities, the material impacts of these risks on a registrants' strategy, business model and outlook and any material climate-related targets or goals. On April 4, 2024, the SEC determined to voluntarily stay the final rules pending certain legal challenges. Prior to the stay in the new rules, disclosures would have been effective for annual periods beginning January 1, 2025, except for the greenhouse gas emissions disclosure which would have been effective for annual periods beginning January 1, 2026. The Company is currently evaluating the impact of the new rules on the consolidated financial statements and related disclosures.

3.    Inventories

The Company used the last in, first out (“LIFO”) method of accounting for approximately 91.3% of inventories as of April 20, 2024 and 91.4% as of December 30, 2023. As a result, the Company recorded a reduction to cost of sales of $7.1 million for the sixteen weeks ended April 20, 2024 and $6.6 million for the sixteen weeks ended April 22, 2023 to state inventories at LIFO.

Purchasing and warehousing costs included in inventories as of April 20, 2024 and December 30, 2023 were $578.6 million and $576.9 million.

Inventory balances were as follows:

	April 20, 2024	December 30, 2023
Inventories at first in, first out (“FIFO”)	$5,005,232	$5,041,752
Adjustments to state inventories at LIFO	(176,918)	(184,050)
Inventories at LIFO	$4,828,314	$4,857,702

4.    Intangible Assets

The Company’s definite-lived intangible assets include customer relationships and non-compete agreements. Amortization expense was $8.2 million and $9.2 million for the sixteen weeks ended April 20, 2024 and April 22, 2023.

5.    Receivables, net

Receivables, net, consisted of the following:

	April 20, 2024	December 30, 2023
Trade	$602,710	$558,953
Vendor	237,987	257,847
Other	12,064	10,930
Total receivables	852,761	827,730
Less: allowance for credit losses	(27,377)	(27,589)
Receivables, net	$825,384	$800,141

6.    Long-term Debt and Fair Value of Financial Instruments

Long-term debt consists of the following:

	April 20, 2024	December 30, 2023
5.90% Senior Unsecured Notes due March 9, 2026	$298,597	$298,369
1.75% Senior Unsecured Notes due October 1, 2027	347,689	347,514
5.95% Senior Unsecured Notes due March 9, 2028	298,256	298,116
3.90% Senior Unsecured Notes due April 15, 2030	496,331	496,149
3.50% Senior Unsecured Notes due March 15, 2032	346,348	346,213
Revolver credit facility	—	—
	$1,787,221	$1,786,361
Less: Current portion of long-term debt	—	—
Long-term debt, excluding the current portion	$1,787,221	$1,786,361
Fair value of long-term debt	$1,627,116	$1,641,409

Fair Value of Financial Assets and Liabilities

The fair value of the Company’s senior unsecured notes was determined using Level 2 inputs based on quoted market prices. The carrying amounts of the Company’s cash and cash equivalents, receivables, net, accounts payable and accrued expenses approximate their fair values due to the relatively short-term nature of these instruments.

Bank Debt

On February 26, 2024, the Company entered into Amendment No. 4 (“Amendment No. 4”) to the Company’s unsecured revolving credit facility (“2021 Credit Agreement”) to enable certain addbacks to the definition of Consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) contained therein for specific write-downs of inventory and vendor receivables. Amendment No. 4 also updated certain limitations on future incurrences of other indebtedness and liens, replacing the cap thereon of 10% of consolidated net tangible assets with $400 million, and eliminated the $250 million basket for accounts receivable securitization transactions. Amendment No. 4 made no other material changes to the terms of the 2021 Credit Agreement.

The 2021 Credit Agreement contains customary covenants restricting the ability of: (a) Advance Auto Parts, Inc. and its subsidiaries to, among other things, (i) create, incur or assume additional debt (only with respect to subsidiaries of Advance Auto Parts, Inc.), (ii) incur liens, (iii) guarantee obligations, and (iv) change the nature of their business; (b) Advance Auto Parts, Inc., Advance Stores and their subsidiaries to, among other things (i) enter into certain hedging arrangements, (ii) enter into restrictive agreements limiting their ability to incur liens on any of their property or assets, pay distributions, repay loans, or guarantee indebtedness of their subsidiaries; and (c) Advance Auto Parts, Inc., among other things, to change its holding company status. The Company is also required to comply with financial covenants with respect to a maximum leverage ratio and a minimum coverage ratio. The 2021 Credit Agreement also provides for customary events of default, including non-payment defaults, covenant defaults and cross-defaults of Advance’s other material indebtedness. The Company was in compliance with the financial covenants with respect to the 2021 Credit Agreement as of April 20, 2024.

As of April 20, 2024 and December 30, 2023, the Company had no outstanding borrowings, $1.2 billion of borrowing availability and no letters of credit outstanding under the 2021 Credit Agreement.

As of April 20, 2024 and December 30, 2023, the Company had $91.2 million of bilateral letters of credit issued separately from the Credit Agreement, none of which were drawn upon. These bilateral letters of credit generally have a term of one year or less and primarily serve as collateral for the Company’s self-insurance policies.

The Company was in compliance with financial covenants required by the Company’s debt arrangements as of April 20, 2024.

Senior Unsecured Notes

The Company’s 3.90% senior unsecured notes due April 15, 2030 (the “Original Notes”) were issued April 16, 2020, at 99.65% of the principal amount of $500.0 million, and were not registered under the Securities Act of 1933, as amended (the “Securities Act”). The Original Notes bear interest, payable semi-annually in arrears on April 15 and October 15, at a rate of 3.90% per year. On July 28, 2020, the Company completed an exchange offer whereby the Original Notes in the aggregate principal amount of $500.0 million were exchanged for a like principal amount (the “Exchange Notes” or “2030 Notes”), and which have been registered under the Securities Act. The Original Notes were substantially identical to the Exchange Notes, except the Exchange Notes are registered under the Securities Act and are not subject to the transfer restrictions and certain registration rights agreement provisions applicable to the Original Notes.

The Company’s 1.75% senior unsecured notes due October 1, 2027 (the “2027 Notes”) were issued September 29, 2020, at 99.67% of the principal amount of $350.0 million. The 2027 Notes bear interest, payable semi-annually in arrears on April 1 and October 1, at a rate of 1.75% per year. In connection with the 2027 Notes offering, the Company incurred $2.9 million of debt issuance costs.

The Company’s 3.50% senior unsecured notes due 2032 (the “2032 Notes”) were issued March 4, 2022, at 99.61% of the principal amount of $350.0 million. The 2032 Notes bear interest, payable semi-annually in arrears on March 15 and September 15, at a rate of 3.50% per year. In connection with the 2032 Notes offering, the Company incurred $3.2 million of debt issuance costs.

The Company’s 5.90% senior unsecured notes due March 9, 2026 (the “2026 Notes”) were issued March 9, 2023, at 99.94% of the principal amount of $300.0 million. The 2026 Notes bear interest, payable semi-annually in arrears on March 9 and September 9, at a rate of 5.90% per year. In connection with the 2026 Notes offering, the Company incurred $1.6 million of debt issuance costs.

The Company’s 5.95% senior unsecured notes due March 9, 2028 (the “2028 Notes”) were issued March 9, 2023, at 99.92% of the principal amount of $300.0 million. The 2028 Notes bear interest, payable semi-annually in arrears on March 9 and September 9, at a rate of 5.95% per year. In connection with the 2028 Notes offering, the Company incurred $1.9 million of debt issuance costs.

The Company may redeem some or all of the 2026 Notes and 2028 Notes (the “Notes”) at any time, or from time to time, prior to March 9, 2026 in the case of the 2026 Notes, or February 9, 2028 in the case of the 2028 Notes, at the redemption price described in the related indenture for the Notes (the “Indenture”). In the event of a change of control triggering event, as defined in the Indenture, the Company will be required to offer the repurchase of the Notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest to the repurchase date. Currently, the Notes are fully and unconditionally guaranteed, jointly and severally, on an unsubordinated unsecured basis by guarantor and subsidiary guarantees, as defined by the Indenture.

Debt Guarantees

The Company is a guarantor of loans made by banks to various independently owned Carquest-branded stores that are customers of the Company. These loans totaled $107.5 million and $106.9 million as of April 20, 2024 and December 30, 2023 and are collateralized by security agreements on merchandise inventory and other assets of the borrowers. The approximate value of the inventory collateralized by these agreements was $203.2 million and $221.2 million as of April 20, 2024 and December 30, 2023. The Company believes that the likelihood of performance under these guarantees is remote.

7.    Leases

Substantially all of the Company’s leases are for facilities and vehicles. The initial term for facilities is typically five to ten years, with renewal options typically at five-year intervals, with the exercise of lease renewal options at the Company’s sole discretion. The Company’s vehicle and equipment lease terms are typically three to six years. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Total lease cost is included in cost of sales and SG&A in the accompanying Condensed Consolidated Statements of Operations and is recorded net of immaterial sublease income. Total lease cost comprised of the following:

	Sixteen Weeks Ended
	April 20, 2024	April 22, 2023
Operating lease cost	$181,591	$173,659
Variable lease cost	58,660	51,346
Total lease cost	$240,251	$225,005

Other information relating to the Company’s lease liabilities is as follows:

	Sixteen Weeks Ended
	April 20, 2024	April 22, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$153,863	$153,363
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$213,176	$181,167

During first quarter 2024, the Company entered into a sales-leaseback transaction where the Company sold a building and land and entered into a three-year lease of the property upon the sale. This transaction resulted in a gain of $20.8 million and is included in selling, general and administrative expenses on the condensed consolidated statement of operations.

8.    Share Repurchase Program

Our Board of Directors had previously authorized $2.7 billion to our share repurchase program. Our share repurchase program permits the repurchase of our common stock on the open market and in privately negotiated transactions from time to time.

During the sixteen weeks ended April 20, 2024 and April 22, 2023, the Company did not purchase any shares of the Company’s common stock under the share repurchase program. The Company had $947.3 million remaining under the share repurchase program as of April 20, 2024.

9.    Earnings per Share

The computations of basic and diluted earnings per share were as follows:

	Sixteen Weeks Ended
	April 20, 2024	April 22, 2023
Numerator
Net income applicable to common shares	$40,012	$48,323
Denominator
Basic weighted-average common shares	59,558	59,334
Dilutive impact of share-based awards	283	210
Diluted weighted-average common shares (1)	59,841	59,544

Basic earnings per common share	$0.67	$0.81
Diluted earnings per common share	$0.67	$0.81

(1) For the sixteen weeks ended April 20, 2024 and April 22, 2023, 357 thousand and 190 thousand restricted stock units (“RSUs”) were excluded from the diluted calculation as their inclusion would have been anti-dilutive.

10.    Share-Based Compensation

During the sixteen weeks ended April 20, 2024, the Company granted 500 thousand time-based RSUs, 149 thousand market-based RSUs and 194 thousand stock options. The Company grants options to purchase common stock to certain employees under the Company’s 2023 Omnibus Incentive Compensation Plan. The general terms of the time-based and market-based RSUs and stock options are similar to awards previously granted by the Company. The Company records compensation expense for the grant date fair value of the option awards evenly over the vesting period.

The weighted-average fair values of the time-based and market-based RSUs granted during the sixteen weeks ended April 20, 2024 were $79.38 and $113.31 per share. The fair value of each market-based RSU was determined using a Monte Carlo simulation model. For time-based and performance-based RSUs, the fair value of each award was determined based on the market price of the Company’s stock on the date of grant adjusted for expected dividends during the vesting period, as applicable.

The weighted-average fair value of stock options granted during the sixteen weeks ended April 20, 2024 was $32.20 per share. The fair value was estimated on the date of grant by applying the Black-Scholes option-pricing valuation model.

Sixteen Weeks Ended
April 20, 2024
Risk-free interest rate (1)	4.1%
Expected term (2)	6 years
Expected volatility (3)	42.6%
Expected dividend yield (4)	1.5%

(1) The risk-free interest rate is based on the yield in effect at grant for zero-coupon U.S. Treasury notes with maturities equivalent to the expected term of the stock options.
(2) The expected term represents the period of time options granted are expected to be outstanding. As sufficient historical data is not available, the Company utilized the simplified method provided by the SEC to calculate the expected term as the average of the contractual term and vesting period.
(3) Expected volatility is the measure of the amount by which the stock price has fluctuated or is expected to fluctuate. The Company utilized historical trends and the implied volatility of our publicly traded financial instruments in developing the volatility estimate for our stock options.
(4) The expected dividend yield is calculated based on the Company’s expected quarterly dividend and the three month average stock price as of the grant date.

The total income tax benefit related to share-based compensation expense for the sixteen weeks ended April 20, 2024 was $3.3 million. As of April 20, 2024, there was $113.7 million of unrecognized compensation expense related to all share-based awards that is expected to be recognized over a weighted-average period of 1.8 years.

11. Supplier Finance Programs

The Company maintains supply chain financing agreements with third-party financial institutions to provide the Company’s suppliers with enhanced receivables options. Through these agreements, the Company’s suppliers, at their sole discretion, may elect to sell its receivables due from the Company to the third-party financial institution at terms negotiated between the supplier and the third-party financial institution. The Company does not provide any guarantees to any third party in connection with these financing arrangements. The Company’s obligations to suppliers, including amounts due and scheduled payment terms, are not impacted, and no assets are pledged under the agreements. All outstanding amounts due to third-party financial institutions related to suppliers participating in such financing arrangements are recorded within accounts payable and represent obligations outstanding under these supplier finance programs for invoices that were confirmed as valid and owed to the third-party financial institutions in the Company’s condensed consolidated balance sheets. As of April 20, 2024 and December 30, 2023, $3.3 billion and $3.4 billion of the Company’s accounts payable were to suppliers participating in these financing arrangements.

12. Immaterial Restatement of Prior Period Financial Statements

As discussed in Note 1, the Company made corrections to the consolidated financial statements for periods ended December 31, 2022, January 1, 2022 and the quarterly periods of 2023. A summary of the corrections related to prior periods presented are as follows (tables may not foot or cross foot due to rounding):

Condensed Consolidated Statement of Operations
April 22, 2023
	Sixteen Weeks Ended
	As Previously Reported	Adjustments	As Corrected
Cost of sales	$1,946,931	$8,735	$1,955,666
Gross profit	1,470,663	(8,735)	1,461,928
Selling, general and administrative expenses	1,380,664	(16,674)	1,363,990
Operating income	89,999	7,939	97,938
Income before provision for income taxes	59,607	7,939	67,546
Provision for income taxes	16,956	2,267	19,223
Net income	$42,651	$5,672	$48,323

Basic earnings per share	$0.72	$0.09	$0.81
Diluted earnings per common share	$0.72	$0.09	$0.81

Condensed Consolidated Statement of Comprehensive Income
April 22, 2023
	Sixteen Weeks Ended
	As Previously Reported	Adjustments	As Corrected
Net income	$42,651	$5,672	$48,323
Currency translation adjustments	591	(24)	567
Total other comprehensive loss	788	(24)	764
Comprehensive income	$43,439	$5,648	$49,087

Condensed Consolidated Statements of Changes in Stockholders’ Equity
Sixteen Weeks Ended April 22, 2023
	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Sixteen Weeks As Previously Reported
Balance at December 31, 2022	$(45,143)	$4,744,624	$2,678,281
Net income	—	42,651	42,651
Total other comprehensive income	788	—	788
Balance at April 22, 2023	$(44,355)	$4,697,697	$2,636,161
Adjustments
Balance at December 31, 2022	$448	$(79,537)	$(79,089)
Net income	—	5,672	5,672
Total other comprehensive income	(24)	—	(24)
Balance at April 22, 2023	$424	$(73,865)	$(73,441)
As Corrected
Balance at December 31, 2022	$(44,695)	$4,665,087	$2,599,192
Net income	—	48,323	48,323
Total other comprehensive income	764	—	764
Balance at April 22, 2023	$(43,931)	$4,623,832	$2,562,720

Condensed Consolidated Statement of Cash Flows
Sixteen Weeks Ended April 22, 2023
	As Previously Reported	Adjustments	As Corrected
Net income	$42,651	$5,672	$48,323
Other, net	391	458	849
Net change in:
Receivables, net	(83,370)	(2,457)	(85,827)
Inventories, net	(100,178)	(4,177)	(104,355)
Accounts payable	(440,995)	16,805	(424,190)
Accrued expenses	85,035	4,631	89,666
Other assets and liabilities, net	1,534	(24,591)	(23,057)
Net cash used in operating activities	(378,865)	(3,659)	(382,524)
Other, net (1)	(3,919)	(458)	(4,377)
Net cash used in financing activities	425,660	(458)	425,202
Effect of exchange rate changes on cash	93	(25)	68
Net (decrease) increase in cash and cash equivalents	(42,783)	(4,142)	(46,925)
Cash and cash equivalents, beginning of period	269,282	1,523	270,805
Cash and cash equivalents, end of period	$226,499	$(2,619)	$223,880
(1) The summary of corrections table above inadvertently omitted disclosure for proceeds from the issuance of common stock as follows: $1.1 million as previously reported, $0 adjustments, and $1.1 million as corrected.

13. Contingencies

On October 9, 2023 and October 27, 2023, two putative class actions on behalf of purchasers of the Company’s securities who purchased or otherwise acquired their securities between November 16, 2022 and May 30, 2023, inclusive (the “Class Period”), were commenced against the Company and certain of the Company’s former officers in the United States District Court for the Eastern District of North Carolina. The plaintiffs allege that the defendants made certain false and materially misleading statements during the alleged Class Period in violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. These cases were consolidated on February 9, 2024 and the court-appointed lead plaintiff filed a consolidated complaint on April 22, 2024. The consolidated complaint proposes a Class Period of November 16, 2022 to November 15, 2023 and alleges that defendants made false and misleading statements in connection with (a) the Company’s 2023 guidance and (b) certain accounting issues previously disclosed by the Company. The defendants’ response to the consolidated complaint is due on June 21, 2024. The Company strongly disputes the allegations and intends to defend the case vigorously.

On January 17, 2024, February 20, 2024 and February 26, 2024, derivative shareholder complaints were commenced against the Company’s directors and certain former officers alleging derivative liability for the allegations made in the securities class action complaints noted above. The court consolidated these actions and appointed co-lead counsel on April 9, 2024. The defendants’ response to the complaints is due on June 10, 2024.

In the normal course of business, the Company identified a potential discrepancy in trade compliance pertaining to customs transactions. The Company conducted a thorough review of transactions and identified an immaterial amount owed of less than $100,000 during the five-year lookback period.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 30, 2023 (filed with the SEC on March 12, 2024), which the Company refers to as the 2023 Form 10-K, and the Company’s condensed consolidated financial statements and the notes to those statements that appear elsewhere in this report. The results of operations for the interim periods are not necessarily indicative of the operating results to be expected for the full year. The Company’s first quarter of the year contains sixteen weeks. The Company’s remaining three quarters each consist of twelve weeks.

Management Overview

A high-level summary of the Company’s financial results for the first quarter of 2024 includes:

•Net sales during the first quarter of 2024 were $3.41 billion, a decrease of 0.3% compared with the first quarter of 2023. Comparable store sales declined 0.2%.
•Gross profit margin for the first quarter of 2024 was 42.0% of net sales, a decrease of 82 basis points compared with the first quarter of 2023. Gross profit margin was negatively impacted by increased costs not fully covered by pricing actions, partially offset by supply chain productivity.
•Selling, general & administrative (“SG&A”) expenses for the first quarter of 2024 were 39.4% of net sales, an improvement of 48 basis points compared with the first quarter of 2023. This was primarily driven by cost control efforts initiated at the end of 2023 and a net gain on sale of assets, partially offset by increased field wages and training and ongoing expense inflationary pressure.
•The Company generated diluted earnings per share (“Diluted EPS”) of $0.67 during the first quarter of 2024, compared with $0.81 for the comparable period of 2023.

Business and Risks Update

The Company continues to make progress on the various elements of the Company’s strategic business plan, which is focused on improving the customer experience, margin expansion and driving consistent execution for both professional and DIY customers. To achieve these improvements, the Company has undertaken planned strategic actions to help build a foundation for long-term success across the organization, which include:

•Conducting sales process for the potential disposition of Worldpac;
•Reducing costs to remain competitive while reinvesting in the frontline;
•Making organizational changes to position the Company for success;
•Assessing the productivity of all assets, including company-owned stores and Carquest Independents; and
•Consolidating the Company’s supply chain.

Industry Update

Operating within the automotive aftermarket industry, the Company is influenced by a number of general macroeconomic factors, many of which are similar to those affecting the overall retail industry, and include but are not limited to:

•Inflationary pressures, including logistics and labor
•Global supply chain disruptions
•Rising fuel costs
•Miles driven
•Unemployment rates
•Consumer confidence and purchasing power
•Competition
•Changes in new car sales
•Economic and geopolitical uncertainty
•Increased foreign currency exchange volatility

Stores and Branches

Key factors in selecting sites and market locations in which the Company operates include population, demographics, traffic count, vehicle profile, competitive landscape and the cost of real estate. During the sixteen weeks ended April 20, 2024, seven stores and branches were opened and 17 were closed, resulting in a total of 5,097 stores and branches compared with a total of 5,107 stores and branches as of December 30, 2023.

Results of Operations

	Sixteen Weeks Ended				$ Favorable/ (Unfavorable)	Basis Points
($ in millions)	April 20, 2024		April 22, 2023
Net sales	$3,406.3	100.0%	$3,417.6	100.0%	$(11.3)	—
Cost of sales	1,977.2	58.0	1,955.7	57.2	(21.5)	(83)
Gross profit	1,429.1	42.0	1,461.9	42.8	(32.8)	(82)
SG&A	1,343.1	39.4	1,364.0	39.9	20.9	48
Operating income	86.0	2.5	97.9	2.9	(11.9)	(34)
Interest expense	(24.9)	(0.7)	(29.7)	(0.9)	4.8	14
Other expense, net	(1.3)	—	(0.7)	—	(0.6)	(2)
Provision for income taxes	19.8	0.6	19.2	0.6	(0.6)	(2)
Net income	$40.0	1.2%	$48.3	1.4%	$(8.3)	(24)
Note: Table amounts may not foot due to rounding.

Net Sales

For the first quarter of 2024, net sales decreased 0.3% and comparable store sales declined 0.2% compared with the first quarter of 2023.

The Company calculates comparable store sales based on the change in store or branch sales starting once a location has been open for 13 complete accounting periods (approximately one year) and by including e-commerce sales and exclude sales fulfilled by distribution centers to independently owned Carquest locations. Acquired stores are included in the Company’s comparable store sales once the stores have completed 13 complete accounting periods following the acquisition date. The Company includes sales from relocated stores in comparable store sales from the original date of opening.

Gross Profit

Gross profit for the first quarter of 2024 was $1.43 billion, or 42.0% of net sales, compared with $1.46 billion, or 42.8% of net sales, for the first quarter of 2023. During the first quarter of 2024, gross profit margin was negatively impacted by increased costs that were not fully covered by pricing actions. These were partially offset by supply chain productivity.

Selling, General and Administrative Expenses

SG&A expenses for the first quarter of 2024 were $1.34 billion, or 39.4% of net sales, compared with $1.36 billion, or 39.9% of net sales, for the first quarter of 2023. The improvement in SG&A as a percentage of net sales was driven by cost control efforts initiated at the end of 2023, including reduced corporate expenditures from the decrease in headcount and significant reduction of marketing expenses, as well as a net gain on asset sales (see Note 7. Leases for additional information). These were partially offset by increased field wages and training and ongoing expense inflationary pressure.

Provision for Income Taxes

The Company’s provision for income taxes for the first quarter of 2024 was $19.8 million compared with $19.2 million for the same period in 2023. The Company’s effective tax rate was 33.2% for the first quarter of 2024 and 28.5% for the first quarter of 2023. The higher effective income tax rate for the first quarter of 2024 compared with the same period in the prior year was due to a discrete charge for stock-based compensation in the first quarter of 2024.

Liquidity and Capital Resources

Overview

The Company’s primary cash requirements necessary to maintain the Company’s current operations include payroll and benefits, inventory purchases, contractual obligations, capital expenditures, payment of income taxes, funding of initiatives under the Company’s strategic business plan and other operational priorities, including payment of interest on the Company’s long-term debt. Historically, the Company has also used available funds to repay borrowings under the Company’s credit facility, to periodically repurchase shares of the Company’s common stock under the share repurchase program, to pay the Company’s quarterly cash dividend and for acquisitions. However, the Company’s future uses of cash may differ, including with respect to the weight the Company places on the preservation of cash and liquidity, degree of investment in the Company’s business and other capital allocation factors.

Typically, the Company has funded its cash requirements primarily through cash generated from operations, supplemented by borrowings under the Company’s credit facilities and notes offerings as needed. The Company believes funds generated from its expected results of operations, available cash and cash equivalents, and available borrowings under the Company’s credit facility will be sufficient to fund its obligations for the next year. The Company also believes such funds, cash and available borrowings, together with the Company’s ability to generate cash through credit facilities and notes offerings as needed, will be sufficient to fund its ongoing obligations.

The Company’s supplier finance programs did not have a material impact on its liquidity or capital resources in the periods presented nor does the Company expect such arrangements to have a material impact on its liquidity or capital resources for the foreseeable future. See Note 11. Supplier Finance Programs of the Company’s condensed consolidated financial statements for further discussion.

On February 26, 2024, the Company entered into Amendment No. 4 (“Amendment No. 4”) to the 2021 Credit Agreement to enable certain addbacks to the definition of Consolidated EBITDA contained therein for specific write-downs of inventory and vendor receivables. Amendment No. 4 also updated certain limitations on future incurrences of other indebtedness and liens, replacing the cap thereon of 10% of consolidated net tangible assets with $400 million, and eliminated the $250 million basket for accounts receivable securitization transactions. Amendment No. 4 made no other material changes to the terms of the 2021 Credit Agreement.

Share Repurchase Program

The Company’s share repurchase program permits the repurchase of the Company’s common stock on the open market and in privately negotiated transactions from time to time. The Company expects to continue its temporary pause on repurchases under the existing share repurchase program and to continue to evaluate current and expected business conditions with respect to resumption of share repurchase activity.

During the first quarter of 2024 and 2023, the Company did not purchase any shares of its common stock under the share repurchase program. The Company had $947.3 million remaining under the share repurchase program as of April 20, 2024.

Analysis of Cash Flows

The following table summarizes the Company’s cash flows from operating, investing and financing activities:

	Sixteen Weeks Ended
(in thousands)	April 20, 2024	April 22, 2023
Cash flows provided by (used in) operating activities	$2,688	$(382,524)
Cash flows used in investing activities	(38,929)	(89,671)
Cash flows (used in) provided by financing activities	(25,644)	425,202
Effect of exchange rate changes on cash	9,417	68
Net decrease in cash and cash equivalents	$(52,468)	$(46,925)

Operating Activities

For the first quarter of 2024, cash flows provided by operating activities increased by $385.2 million to $2.7 million compared with the same period of prior year. The net increase in cash flows provided by operating activities was driven by an increase in working capital, namely accounts payable, inventories and accrued expenses.

Investing Activities

For the first quarter of 2024, cash flows used in investing activities decreased by $50.7 million to $38.9 million compared with the same period of prior year. The decrease in cash used in investing activities was due to lower capital spend in the current year coupled with higher proceeds on asset sales (see Note 7. Leases for additional information).

Financing Activities

For the first quarter of 2024, cash flows used in financing activities was $25.6 million, a decrease of $450.8 million compared with the same period of prior year. The decrease in cash provided by financing activities was due to no issuances of senior unsecured notes offset by a decrease in dividends paid during the first quarter of 2024 compared with the same period of prior year.

The Company’s Board of Directors has declared a cash dividend every quarter since 2006. Any payments of dividends in the future will be at the discretion of the Company’s Board of Directors and will depend upon the Company’s results of operations, cash flows, capital requirements and other factors deemed relevant by the Board of Directors.

Long-Term Debt

With respect to all senior unsecured notes for which Advance Auto Parts, Inc. (“Issuer”) is an issuer or provides full and unconditional guarantee, Advance Stores, a wholly owned subsidiary of the Issuer, serves as the guarantor (“Guarantor Subsidiary”). The subsidiary guarantees related to the Issuer’s senior unsecured notes are full and unconditional and joint and several, and there are no restrictions on the ability of the Issuer to obtain funds from its Guarantor Subsidiary. The Company’s captive insurance subsidiary, an insignificant wholly owned subsidiary of the Issuer, does not serve as guarantor of its senior unsecured notes.

For additional information, refer to Note 6. Long-term Debt and Fair Value of Financial Instruments of the Notes to the Condensed Consolidated Financial Statements included herein.

As of April 20, 2024, the Company had a credit rating from Standard & Poor’s of BB+ and from Moody’s Investor Service of Baa3. As of April 20, 2024, the outlooks by Standard & Poor’s and Moody’s on the Company’s credit rating were stable and negative. The current pricing grid used to determine the Company’s borrowing rate under the Credit Agreement is based on the Company’s credit ratings. If the Company’s credit ratings decline, the interest rate on outstanding balances may increase and the Company’s access to additional financing on favorable terms may be limited. In addition, declines could reduce the attractiveness of certain vendor payment programs whereby third-party institutions finance arrangements to the Company’s vendors based on the Company’s credit rating, which could result in increased working capital requirements. Conversely, if these credit ratings improve, the Company’s interest rate may decrease.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in the Company’s exposure to market risk since December 30, 2023. Refer to “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in the Company’s 2023 Form 10-K.

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

Our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of April 20, 2024. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective to accomplish their objectives at the reasonable assurance level solely due to the material weaknesses described below.

Material Weaknesses in Internal Control over Financial Reporting

In our Form 10-Q for the period ended April 22, 2023, management identified a material weakness in our internal control over financial reporting that existed due to turnover of key accounting positions during the first quarter of 2023. The Company was unable to attract, develop and retain sufficient resources to fulfill internal control responsibilities during the first quarter 2023. Additionally, we did not design and implement effective control activities including account reconciliations. This relates to account reconciliations of cash and a small number of other miscellaneous accounts.

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

Details on Account Reconciliation Material Weakness

As discussed above, subsequent to December 30, 2023, in connection with the preparation of the quarterly financial statements contained in this Form 10-Q, management identified certain cash account reconciliations whereby a former employee in the Company’s Indian Shared Service Center circumvented a cash reconciliation controls policy and concealed unreconciled items. This individual did not follow the Company’s policy to display all reconciling items in the reconciliation process. Management determined that the adjustments necessary to correct identified errors are immaterial.

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

As a result, the Company is concurrently amending its Form 10-K for the fiscal year ended December 30, 2023 to amend (1) management’s annual report on internal control over financial reporting and (2) Deloitte & Touche LLP’s report on the Company’s internal control over financial reporting, in each case, to reflect the additional material weakness.

Remediation Efforts to Address the Material Weaknesses

The Company has devoted, significant time and resources to complete its remediation of the material weaknesses. The following components of the remediation plan, among others, have been executed:

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
•Assessed our methodologies, policies, and procedures to ensure adequate design and effectiveness of processes supporting internal control over financial reporting;
•Added redundant and compensating internal controls to enhance our internal control structure;
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

Changes in Internal Control Over Financial Reporting

Except for the changes described above, there has been no change in the Company’s internal control over financial reporting during the first quarter ended April 20, 2024, that has materially affected or is reasonably likely to materially affect its internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

PART II.     OTHER INFORMATION
None.

ITEM 1.     LEGAL PROCEEDINGS
On October 9, 2023 and October 27, 2023, two putative class actions on behalf of purchasers of the Company’s securities who purchased or otherwise acquired their securities between November 16, 2022 and May 30, 2023, inclusive (the “Class Period”), were commenced against the Company and certain of the Company’s former officers in the United States District Court for the Eastern District of North Carolina. The plaintiffs allege that the defendants made certain false and materially misleading statements during the alleged Class Period in violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. These cases were consolidated on February 9, 2024 and the court-appointed lead plaintiff filed a consolidated complaint on April 22, 2024. The consolidated complaint proposes a Class Period of November 16, 2022 to November 15, 2023 and alleges that defendants made false and misleading statements in connection with (a) the Company’s 2023 guidance and (b) certain accounting issues previously disclosed by the Company. The defendants’ response to the consolidated complaint is due on June 21, 2024. The Company strongly disputes the allegations and intends to defend the case vigorously.

On January 17, 2024, February 20, 2024 and February 26, 2024, derivative shareholder complaints were commenced against the Company’s directors and certain former officers alleging derivative liability for the allegations made in the securities class action complaints noted above. The court consolidated these actions and appointed co-lead counsel on April 9, 2024. The defendants’ response to the complaints is due on June 10, 2024.

In the normal course of business, the Company identified a potential discrepancy in trade compliance pertaining to customs transactions. The Company conducted a thorough review of transactions and identified an immaterial amount owed of less than $100,000 during the five-year lookback period.

ITEM 1A.RISK FACTORS
Please refer to “Item 1A. Risk Factors” found in the 2023 Form 10-K filed for the year ended December 30, 2023 for risks that, if they were to occur, could materially adversely affect the Company’s business, financial condition, results of operations, cash flows and future prospects, which could in turn materially affect the price of the Company’s common stock.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth the information with respect to repurchases of the Company’s common stock for the quarter ended April 20, 2024:

	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
January 1, 2024 to January 26, 2024	—	$—	—	$947,339
January 29, 2024 to February 24, 2024	2,681	$61.20	—	$947,339
February 26, 2024 to March 25, 2024	45,420	$71.07	—	$947,339
March 26, 2024 to April 22, 2024	354	$85.21	—	$947,339
Total	48,455	$70.63	—
(1) The aggregate cost of repurchasing shares in connection with the net settlement of shares issued as a result of the vesting of restricted stock units was $3.4 million, or an average price of $70.63 per share, during the first quarter of 2024.

ITEM 5.     OTHER INFORMATION
During the first quarter of 2024, no Rule 10b5-1 or non-Rule 10b5-1 trading arrangements were adopted or terminated by the Company’s officers or directors as each term is defined in Item 408 of Regulation S-K.

	EXHIBIT INDEX	Incorporated by Reference			Filed
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith
3.1	Restated Certificate of Incorporation of Advance Auto Parts, Inc., effective May 24, 2017.	10-Q	3.1	8/14/2018
3.2	Amended and Restated Bylaws of Advance Auto Parts, Inc., effective August 8, 2023.	10-Q	3.2	8/18/2020
10.1	Amendment No.4 to the Credit Agreement Dated as of February 26, 2024.	8-K	10.1	2/28/2024
10.2	Advance Auto Parts, Inc. Cooperation Agreement.	8-K	10.1	3/12/2024
10.3	Form of 2024 Advance Auto Parts, Inc. Performance-Based Restricted Stock Unit Award Agreement.				X
10.4	Form of 2024 Advance Auto Parts, Inc. Time-Based Restricted Stock Unit Award Agreement.				X
10.5	Form of 2024 Advance Auto Parts, Inc. Time-Based Nonqualified Option Award Agreement.				X
22.1	List of the Issuer and its Guarantor Subsidiaries.				X
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X
104.1	Cover Page Interactive Data file (Embedded within the Inline XBRL Documents and Included in Exhibit).				X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCE AUTO PARTS, INC.

Date: May 29, 2024	/s/ Ryan P. Grimsland
Ryan P. Grimsland Executive Vice President, Chief Financial Officer