Form 10-Q
period 2024-07-13
ADVANCE AUTO PARTS INC
filed 2024-08-22
CIK 1158449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q
________________________________________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 13, 2024
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 16, 2024, the number of shares of the registrant’s common stock outstanding was 59,674,284 shares.

FORWARD-LOOKING STATEMENTS

Certain statements herein are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are usually identifiable by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast, “guidance,” “intend,” “likely,” “may,” “plan,” “position,” “possible,” “potential,” “probable,” “project,” “should,” “strategy,” “will,” or similar language. All statements other than statements of historical fact are forward-looking statements, including, but not limited to, statements about the Company’s strategic initiatives, operational plans and objectives, statements about the sale of the Company’s Worldpac business, including statements regarding the benefits of the sale and the anticipated timing of closing, statements regarding expectations for economic conditions, future business and financial performance, as well as statements regarding underlying assumptions related thereto. Forward-looking statements reflect the Company’s views based on historical results, current information and assumptions related to future developments. Forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those projected or implied by the forward-looking statements. They include, among others, the Company’s ability to hire, train and retain qualified employees, the timing and implementation of strategic initiatives, deterioration of general macroeconomic conditions, geopolitical conflicts, the highly competitive nature of the industry, demand for the Company’s products and services, the Company’s ability to consummate the sale of Worldpac on a timely basis or at all, including failure to obtain the required regulatory approvals or to satisfy the other conditions to the closing, the Company’s use of proceeds and ability to maintain credit ratings, access to financing on favorable terms, complexities in the Company’s inventory and supply chain challenges with transforming and growing its business. Except as may be required by law, the Company undertakes no obligation to update any forward-looking statements made herein. Please refer to “Item 1A. Risk Factors” of the Company’s most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”), as updated by the Company’s subsequent filings with the SEC, for a description of these and other risks and uncertainties that could cause actual results to differ materially from those projected or implied by the forward-looking statements.

PART I. FINANCIAL INFORMATION
ITEM 1.CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except per share data) (Unaudited)

Assets	July 13, 2024	December 30, 2023
Current assets:
Cash and cash equivalents	$479,418	$503,471
Receivables, net	847,609	800,141
Inventories, net	4,903,490	4,857,702
Other current assets	229,623	215,707
Total current assets	6,460,140	6,377,021
Property and equipment, net of accumulated depreciation of $2,996,092 and $2,857,726	1,579,886	1,648,546
Operating lease right-of-use assets	2,596,201	2,578,776
Goodwill	990,266	991,743
Other intangible assets, net	577,275	593,341
Other assets	86,038	86,899
Total assets	$12,289,806	$12,276,326
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,048,321	$4,177,974
Accrued expenses	694,970	671,237
Other current liabilities	513,483	458,194
Total current liabilities	5,256,774	5,307,405
Long-term debt	1,787,867	1,786,361
Noncurrent operating lease liabilities	2,177,074	2,215,766
Deferred income taxes	375,658	362,542
Other long-term liabilities	85,681	84,524
Total liabilities	9,683,054	9,756,598

Commitments and contingencies

Stockholders’ equity:
Preferred stock, nonvoting, $0.0001 par value	—	—
Common stock, voting, $0.0001 par value	8	8
Additional paid-in capital	975,540	946,099
Treasury stock, at cost	(2,937,903)	(2,933,286)
Accumulated other comprehensive loss	(44,531)	(52,232)
Retained earnings	4,613,638	4,559,139
Total stockholders’ equity	2,606,752	2,519,728
Total liabilities and stockholders’ equity	$12,289,806	$12,276,326

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(in thousands, except per share data) (Unaudited)

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	July 13, 2024	July 15, 2023	July 13, 2024	July 15, 2023
Net sales	$2,683,053	$2,686,066	$6,089,307	$6,103,659
Cost of sales, including purchasing and warehousing costs	1,568,745	1,545,611	3,545,924	3,501,277
Gross profit	1,114,308	1,140,455	2,543,383	2,602,382
Selling, general and administrative expenses	1,042,557	1,014,495	2,385,610	2,378,484
Operating income	71,751	125,960	157,773	223,898
Other, net:
Interest expense	(18,668)	(20,869)	(43,543)	(50,587)
Other income, net	9,011	1,684	7,720	1,009
Total other, net	(9,657)	(19,185)	(35,823)	(49,578)
Income before provision for income taxes	62,094	106,775	121,950	174,320
Provision for income taxes	17,103	28,198	36,947	47,420
Net income	$44,991	$78,577	$85,003	$126,900

Basic earnings per common share	$0.75	$1.32	$1.43	$2.14
Weighted-average common shares outstanding	59,633	59,451	59,590	59,384
Diluted earnings per common share	$0.75	$1.32	$1.42	$2.13
Weighted-average common shares outstanding	59,905	59,604	59,868	59,570

Condensed Consolidated Statements of Comprehensive Income
(in thousands) (Unaudited)

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	July 13, 2024	July 15, 2023	July 13, 2024	July 15, 2023
Net income	$44,991	$78,577	$85,003	$126,900
Other comprehensive income:
Changes in net unrecognized other postretirement benefits, net of tax of $(10), $(14), $(31) and $56	(30)	(38)	(88)	159
Currency translation adjustments	1,949	7,262	7,789	7,829
Total other comprehensive income	1,919	7,224	7,701	7,988
Comprehensive income	$46,910	$85,801	$92,704	$134,888

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries Condensed Consolidated Statements of Changes in Stockholders’ Equity (in thousands, except per share data) (Unaudited)

	Twelve Weeks Ended July 13, 2024
	Common Stock		Additional Paid-in Capital	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at April 20, 2024	59,623	$8	$963,741	$(2,936,624)	$(46,450)	$4,583,975	$2,564,650
Net income	—	—	—	—	—	44,991	44,991
Total other comprehensive income	—	—	—	—	1,919	—	1,919
Restricted stock units and deferred stock units vested	55	—	—	—	—	—	—
Share-based compensation	—	—	10,957	—	—	—	10,957
Stock issued under employee stock purchase plan	15	—	842	—	—	—	842
Repurchases of common stock	(18)	—	—	(1,279)	—	—	(1,279)
Cash dividends declared ($0.25 per common share)	—	—	—	—	—	(15,328)	(15,328)
Balance at July 13, 2024	59,675	$8	$975,540	$(2,937,903)	$(44,531)	$4,613,638	$2,606,752

	Twelve Weeks Ended July 15, 2023
	Common Stock		Additional Paid-in Capital	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at April 22, 2023	59,444	$8	$914,184	$(2,931,373)	$(43,931)	$4,623,832	$2,562,720
Net income	—	—	—	—	—	78,577	78,577
Total other comprehensive income	—	—	—	—	7,224	—	7,224
Restricted stock units and deferred stock units vested	20	—	—	—	—	—	—
Share-based compensation	—	—	10,329	—	—	—	10,329
Stock issued under employee stock purchase plan	—	—	898	—	—	—	898
Repurchases of common stock	(7)	—	—	(1,203)	—	—	(1,203)
Cash dividends declared ($0.25 per common share)	—	—	—	—	—	(15,891)	(15,891)
Balance at July 15, 2023	59,457	$8	$925,411	$(2,932,576)	$(36,707)	$4,686,518	$2,642,654

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries Condensed Consolidated Statements of Changes in Stockholders’ Equity (in thousands, except per share data) (Unaudited)

	Twenty-Eight Weeks Ended July 13, 2024
	Common Stock		Additional Paid-in Capital	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at Balance at December 30, 2023	59,512	$8	$946,099	$(2,933,286)	$(52,232)	$4,559,139	$2,519,728
Net income	—	—	—	—	—	85,003	85,003
Total other comprehensive income	—	—	—	—	7,701	—	7,701
Restricted stock units and deferred stock units vested	187	—	—	—	—	—	—
Share-based compensation	—	—	27,653	—	—	—	27,653
Stock issued under employee stock purchase plan	43	—	1,788	—	—	—	1,788
Repurchases of common stock	(67)	—	—	(4,617)	—	—	(4,617)
Cash dividends declared ($0.50 per common share)	—	—	—	—	—	(30,504)	(30,504)
Balance at July 13, 2024	59,675	$8	$975,540	$(2,937,903)	$(44,531)	$4,613,638	$2,606,752

	Twenty-Eight Weeks Ended July 15, 2023
	Common Stock		Additional Paid-in Capital	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	59,264	$8	$897,560	$(2,918,768)	$(44,695)	$4,665,087	$2,599,192
Net income	—	—	—	—	—	126,900	126,900
Total other comprehensive income	—	—	—	—	7,988	—	7,988
Restricted stock units and deferred stock units vested	276	—	—	—	—	—	—
Share-based compensation	—	—	26,853	—	—	—	26,853
Stock issued under employee stock purchase plan	18	—	1,998	—	—	—	1,998
Repurchases of common stock	(101)	—	—	(13,808)	—	—	(13,808)
Cash dividends declared ($1.75 per common share)	—	—	—	—	—	(105,469)	(105,469)
Other	—	—	(1,000)	—	—	—	(1,000)
Balance at July 15, 2023	59,457	$8	$925,411	$(2,932,576)	$(36,707)	$4,686,518	$2,642,654

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands) (Unaudited)

	Twenty-Eight Weeks Ended
	July 13, 2024	July 15, 2023
Cash flows from operating activities:
Net income	$85,003	$126,900
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	167,443	162,974
Share-based compensation	27,653	26,791
(Gain) Loss and impairment of long-lived assets	(15,645)	859
Provision for deferred income taxes	13,634	21,497
Other, net	2,076	1,628
Net change in:
Receivables, net	(49,546)	(97,022)
Inventories, net	(53,472)	(148,918)
Accounts payable	(125,351)	(319,785)
Accrued expenses	33,166	118,781
Other assets and liabilities, net	2,853	(60,836)
Net cash provided by (used in) operating activities	87,814	(167,131)
Cash flows from investing activities:
Purchases of property and equipment	(92,445)	(144,874)
Proceeds from sales of property and equipment	12,820	1,532
Net cash used in investing activities	(79,625)	(143,342)
Cash flows from financing activities:
Borrowings under credit facilities	—	4,327,000
Payments on credit facilities	—	(4,417,000)
Borrowings on senior unsecured notes	—	599,571
Dividends paid	(29,920)	(179,347)
Purchase of noncontrolling interest	(9,101)	—
Proceeds from the issuance of common stock	1,788	2,060
Repurchases of common stock	(4,617)	(13,808)
Other, net	(1,143)	(4,531)
Net cash (used in) provided by financing activities	(42,993)	313,945
Effect of exchange rate changes on cash	10,751	949
Net (decrease) increase in cash and cash equivalents	(24,053)	4,421
Cash and cash equivalents, beginning of period	503,471	270,805
Cash and cash equivalents, end of period	$479,418	$275,226

Non-cash transactions:
Accrued purchases of property and equipment	$5,041	$10,177

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

1.    Nature of Operations and Basis of Presentation

Description of Business

Advance Auto Parts, Inc. and subsidiaries is a leading automotive aftermarket parts provider in North America, serving both professional installers (“professional”) and “do-it-yourself” (“DIY”) customers. The accompanying condensed consolidated financial statements include the accounts of Advance Auto Parts, Inc., its wholly owned subsidiaries, Advance Stores Company, Incorporated (“Advance Stores”) and Neuse River Insurance Company, Inc., and their subsidiaries (collectively referred to as “the Company”).

As of July 13, 2024, the Company operated a total of 4,776 stores and 321 branches primarily within the United States, with additional locations in Canada, Puerto Rico and the U.S. Virgin Islands. In addition, as of July 13, 2024, the Company served 1,138 independently owned Carquest branded stores across the same geographic locations served by the Company’s stores and branches in addition to Mexico and various Caribbean islands. The Company’s stores operate primarily under the trade names “Advance Auto Parts” and “Carquest” and the Company’s branches operate under the “Worldpac” and “Autopart International” trade names.

Basis of Presentation

The accounting policies followed in the presentation of interim financial results are consistent with those followed on an annual basis. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), have been condensed or omitted based upon the Securities and Exchange Commission (“SEC”) interim reporting principles. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for 2023 as filed with the SEC on March 12, 2024, and the amended Annual Report on Form 10-K/A filed with the SEC on May 30, 2024 (collectively the “2023 Form 10-K”).

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

Revision of Previously Issued Financial Statements for Correction of Immaterial Errors

During the year ended December 30, 2023, the Company identified errors impacting cost of sales, selling, general and administrative expenses (“SG&A”) and other income (expense), net, of $62.9 million, $36.6 million and $1.7 million incurred in prior years but not previously recognized. These charges primarily related to product costs and vendor credits. Management assessed the materiality of the errors, including the presentation on prior period consolidated financial statements, on a qualitative and quantitative basis in accordance with SEC Staff Accounting Bulletin No. 99, Materiality, codified in Accounting Standards Codification Topic 250, Accounting Changes and Error Corrections. The Company concluded that these errors and the related impacts did not result in a material misstatement of its previously issued consolidated financial statements as of and for the years ended December 31, 2022 and January 1, 2022 and its previously issued unaudited condensed consolidated interim financial statements as of and for the sixteen weeks ended April 22, 2023; the twelve and twenty-eight weeks ended July 15, 2023; and the twelve and forty weeks ended October 7, 2023. Correcting the cumulative effect of these errors in the fifty-two weeks ended December 30, 2023 would have had a significant effect on the results of operations for such period.

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

2.    Significant Accounting Policies

Revenues

The following table summarizes disaggregated revenue from contracts with customers by product group:

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	July 13, 2024	July 15, 2023	July 13, 2024	July 15, 2023
Percentage of Sales:
Parts and Batteries	65%	66%	66%	66%
Accessories and Chemicals	20	20	20	20
Engine Maintenance	14	13	13	13
Other	1	1	1	1
Total	100%	100%	100%	100%

Recently Issued Accounting Pronouncements - Not Yet Adopted

Disclosure Improvements

In October 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-06, Disclosure Improvements (“ASU 2023-06”), which defines when companies will be required to improve and clarify disclosure and presentation requirements. This ASU should be applied prospectively, and the effective date will be determined for each individual disclosure based on the effective date of the SEC’s removal of the related disclosure. If the applicable requirements have not been removed by the SEC by June 30, 2027, this ASU will not become effective. Early adoption is prohibited. The Company is currently evaluating the impact of adopting ASU 2023-06 on the consolidated financial statements and related disclosures, and does not believe it will have a material impact on the consolidated financial statements.

Improvements to Reportable Segment Disclosures

In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires a company to disclose additional, more detailed information about a reportable segment’s significant expenses, even if there is one reportable segment, and is intended to improve the disclosures about a public entity’s reportable segments. The ASU is effective for fiscal years beginning after December 15, 2023, and for interim periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of the adoption of ASU 2023-07 and believes that the adoption will result in additional disclosures, but will not have any other impact on its consolidated financial statements and segment reporting.

Income Tax Disclosure Improvements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (“ASU 2023-09”), which requires a company to enhance its income tax disclosures. In each annual reporting period, the company should disclose the specific categories used in the rate reconciliation and additional information for reconciling items that meet a quantitative threshold, including disaggregation of taxes paid by jurisdiction. The related disclosures are effective for the fiscal year beginning after December 15, 2024. The Company is currently evaluating the impact of adopting ASU 2023-09 on our consolidated financial statements and related disclosures and believes that the adoption will result in additional disclosures, but will not have any other impact on its consolidated financial statements.

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

3.    Inventories, net

The Company used the last in, first out (“LIFO”) method of accounting for approximately 91.3% of inventories as of July 13, 2024 and 91.4% as of December 30, 2023. As a result, the Company recorded a reduction to cost of sales of $37.4 million and $26.8 million for the twelve weeks ended July 13, 2024 and July 15, 2023 to state inventories at LIFO. For the twenty-eight weeks ended July 13, 2024 and July 15, 2023, the Company recorded a reduction to cost of sales of $42.4 million and $33.5 million to state inventories at LIFO.

Purchasing and warehousing costs included in inventories as of July 13, 2024 and December 30, 2023 were $559.7 million and $576.9 million.

An actual valuation of inventory under the LIFO method is performed at the end of each fiscal year based on inventory levels and carrying costs at that time. Accordingly, interim LIFO calculations are based on the Company’s estimates of expected inventory levels and costs at the end of the year.

Inventory balances were as follows:

	July 13, 2024	December 30, 2023
Inventories at first in, first out (“FIFO”)	$5,045,131	$5,041,752
Adjustments to state inventories at LIFO	(141,641)	(184,050)
Inventories at LIFO	$4,903,490	$4,857,702

4.    Intangible Assets

The Company’s definite-lived intangible assets include customer relationships and non-compete agreements. Amortization expense was $6.1 million and $6.8 million for the twelve weeks ended July 13, 2024 and July 15, 2023, and $14.4 million and $16.0 million for the twenty-eight weeks ended July 13, 2024 and July 15, 2023.

5.    Receivables, net

Receivables, net, consisted of the following:

	July 13, 2024	December 30, 2023
Trade	$628,025	$558,953
Vendor	237,896	257,847
Other	10,196	10,930
Total receivables	876,117	827,730
Less: allowance for credit losses	(28,508)	(27,589)
Receivables, net	$847,609	$800,141

6.    Long-term Debt and Fair Value of Financial Instruments

Long-term debt consisted of the following:

	July 13, 2024	December 30, 2023
5.90% Senior Unsecured Notes due March 9, 2026	$298,768	$298,369
1.75% Senior Unsecured Notes due October 1, 2027	347,821	347,514
5.95% Senior Unsecured Notes due March 9, 2028	298,361	298,116
3.90% Senior Unsecured Notes due April 15, 2030	496,467	496,149
3.50% Senior Unsecured Notes due March 15, 2032	346,450	346,213
Revolver credit facility	—	—
	$1,787,867	$1,786,361
Less: Current portion of long-term debt	—	—
Long-term debt, excluding the current portion	$1,787,867	$1,786,361
Fair value of long-term debt	$1,668,101	$1,641,409

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

The 2021 Credit Agreement contains customary covenants restricting the ability of: (a) Advance Auto Parts, Inc. and its subsidiaries to, among other things, (i) create, incur or assume additional debt (only with respect to subsidiaries of Advance Auto Parts, Inc.), (ii) incur liens, (iii) guarantee obligations, and (iv) change the nature of their business; (b) Advance Auto Parts, Inc., Advance Stores and their subsidiaries to, among other things (i) enter into certain hedging arrangements, (ii) enter into restrictive agreements limiting their ability to incur liens on any of their property or assets, pay distributions, repay loans, or guarantee indebtedness of their subsidiaries; and (c) Advance Auto Parts, Inc., among other things, to change its holding company status. The Company is also required to comply with financial covenants with respect to a maximum leverage ratio and a minimum coverage ratio. The 2021 Credit Agreement also provides for customary events of default, including non-payment defaults, covenant defaults and cross-defaults of Advance’s other material indebtedness. The Company was in compliance with the financial covenants with respect to the 2021 Credit Agreement as of July 13, 2024.

As of July 13, 2024 and December 30, 2023, the Company had no outstanding borrowings, $1.2 billion of borrowing availability and no letters of credit outstanding under the 2021 Credit Agreement.

As of July 13, 2024 and December 30, 2023, the Company had $90.8 million and $91.2 million of bilateral letters of credit issued separately from the 2021 Credit Agreement, none of which were drawn upon. These bilateral letters of credit generally have a term of one year or less and primarily serve as collateral for the Company’s self-insurance policies.

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

Debt Guarantees

The Company is a guarantor of loans made by banks to various independently owned Carquest-branded stores that are customers of the Company. These loans totaled $105.5 million and $106.9 million as of July 13, 2024 and December 30, 2023 and are collateralized by security agreements on merchandise inventory and other assets of the borrowers. The approximate value of the inventory collateralized by these agreements was $189.8 million and $221.2 million as of July 13, 2024 and December 30, 2023. The Company believes that the likelihood of performance under these guarantees is remote.

7.    Leases

Substantially all of the Company’s leases are for facilities, vehicles and equipment. The initial term for facilities is typically five to ten years, with renewal options typically at five-year intervals, with the exercise of lease renewal options at the Company’s sole discretion. The Company’s vehicle and equipment lease terms are typically three to six years. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Total lease cost is included in cost of sales and SG&A in the accompanying condensed consolidated statements of operations and is recorded net of immaterial sublease income. Total lease cost comprised the following:

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	July 13, 2024	July 15, 2023	July 13, 2024	July 15, 2023
Operating lease cost	$136,234	$130,931	$317,824	$304,590
Variable lease cost	44,871	41,087	103,532	92,433
Total lease cost	$181,105	$172,018	$421,356	$397,023

Other information relating to the Company’s lease liabilities was as follows:

	Twenty-Eight Weeks Ended
	July 13, 2024	July 15, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$307,345	$298,175
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$286,875	$271,182

During first quarter 2024, the Company entered into a sale-leaseback transaction where the Company sold a building and land and entered into a three-year lease of the property upon the sale. This transaction resulted in a gain of $22.3 million and is included in selling, general and administrative expenses on the condensed consolidated statement of operations.

8.    Share Repurchase Program

The Company’s Board of Directors had previously authorized $2.7 billion to its share repurchase program. The share repurchase program permits the repurchase of the Company’s common stock on the open market and in privately negotiated transactions from time to time.

During the twelve and twenty-eight weeks ended July 13, 2024 and July 15, 2023, the Company did not purchase any shares of the Company’s common stock under the share repurchase program. The Company had $947.3 million remaining under the share repurchase program as of July 13, 2024.

9.    Earnings per Share

The computations of basic and diluted earnings per share were as follows:

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	July 13, 2024	July 15, 2023	July 13, 2024	July 15, 2023
Numerator
Net income applicable to common shares	$44,991	$78,577	$85,003	$126,900
Denominator
Basic weighted-average common shares	59,633	59,451	59,590	59,384
Dilutive impact of share-based awards	272	153	278	186
Diluted weighted-average common shares (1)	59,905	59,604	59,868	59,570

Basic earnings per common share	$0.75	$1.32	$1.43	$2.14
Diluted earnings per common share	$0.75	$1.32	$1.42	$2.13
(1) For the twelve weeks ended July 13, 2024 and July 15, 2023, 491 thousand and 402 thousand restricted stock units (“RSUs”) were excluded from the diluted calculation as their inclusion would have been anti-dilutive. For the twenty-eight weeks ended July 13, 2024 and July 15, 2023, 385 thousand and 289 thousand RSUs were excluded from the diluted calculation as their inclusion would have been anti-dilutive.

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

During the twelve and twenty-eight weeks ended July 13, 2024, the Company granted the following time-based and market-based RSUs:

	Twelve Weeks Ended	Twenty-Eight Weeks Ended
	July 13, 2024	July 13, 2024
Time-based RSUs
Number of awards	49.4	549.5
Weighted-average fair value	$64.16	$78.01

Market-based RSUs
Number of awards	—	149.2
Weighted-average fair value	—	$113.31

The fair value of each market-based RSU was determined using a Monte Carlo simulation model. For time-based RSUs, the fair value of each award was determined based on the market price of the Company’s stock on the date of grant adjusted for expected dividends during the vesting period, as applicable.

During the twelve and twenty-eight weeks ended July 13, 2024, the Company granted the following stock options:

	Twelve Weeks Ended	Twenty-Eight Weeks Ended
Number of awards	9.8	203.5
Weighted-average fair value	$25.48	$31.88

The fair value of each option was estimated on the date of grant by applying the Black-Scholes option-pricing valuation model.

	Twelve Weeks Ended	Twenty-Eight Weeks Ended
Risk-free interest rate (1)	4.2%	4.1	-	4.2%
Expected term (2)	6 years	6 years
Expected volatility (3)	41.6%	41.6	-	42.6%
Expected dividend yield (4)	1.4%	1.4	-	1.5%
(1) The risk-free interest rate is based on the yield in effect at grant for zero-coupon U.S. Treasury notes with maturities equivalent to the expected term of the stock options.
(2) The expected term represents the period of time options granted are expected to be outstanding. As the Company does not have sufficient historical data, the Company utilized the simplified method provided by the SEC to calculate the expected term as the average of the contractual term and vesting period.
(3) Expected volatility is the measure of the amount by which the stock price has fluctuated or is expected to fluctuate. The Company utilized historical trends and the implied volatility of the Company’s publicly traded financial instruments in developing the volatility estimate for its stock options.
(4) The expected dividend yield is calculated based on our expected quarterly dividend and the three month average stock price as of the grant date.

The total income tax benefit related to share-based compensation expense for the twelve and twenty-eight weeks ended July 13, 2024 was $2.7 million and $6.6 million. As of July 13, 2024, there was $100.3 million of unrecognized compensation expense related to all share-based awards that is expected to be recognized over a weighted-average period of 1.7 years.

11. Supplier Finance Programs

The Company maintains supply chain financing agreements with third-party financial institutions to provide the Company’s suppliers with enhanced receivables options. Through these agreements, the Company’s suppliers, at their sole discretion, may elect to sell their receivables due from the Company to the third-party financial institution at terms negotiated between the supplier and the third-party financial institution. The Company does not provide any guarantees to any third party in connection with these financing arrangements. The Company’s obligations to suppliers, including amounts due and scheduled payment terms, are not impacted, and no assets are pledged under the agreements. All outstanding amounts due to third-party financial institutions related to suppliers participating in such financing arrangements are recorded within accounts payable and represent obligations outstanding under these supplier finance programs for invoices that were confirmed as valid and owed to the third-party financial institutions in the Company’s condensed consolidated balance sheets. As of July 13, 2024, and December 30, 2023, $3.2 billion and $3.4 billion of the Company’s accounts payable were to suppliers participating in these financing arrangements.

12. Immaterial Restatement of Prior Period Financial Statements

As discussed in Note 1, the Company made corrections to the consolidated financial statements for periods ended December 31, 2022, January 1, 2022, and the quarterly periods of 2023. A summary of the corrections related to prior periods presented are as follows (tables may not foot or cross foot due to rounding):

Condensed Consolidated Statement of Operations
July 15, 2023
	Twelve Weeks Ended			Twenty-Eight Weeks Ended
	As Previously Reported	Adjustments	As Corrected	As Previously Reported	Adjustments	As Corrected
Cost of sales	$1,537,997	$7,614	$1,545,611	$3,484,927	$16,350	$3,501,277
Gross profit	1,148,069	(7,614)	1,140,455	2,618,732	(16,350)	2,602,382
Selling, general and administrative expenses	1,013,701	794	1,014,495	2,394,365	(15,881)	2,378,484
Operating income	134,368	(8,408)	125,960	224,367	(469)	223,898
Income before provision for income taxes	115,183	(8,408)	106,775	174,789	(469)	174,320
Provision for income taxes	29,821	(1,623)	28,198	46,776	644	47,420
Net income	$85,362	$(6,785)	$78,577	$128,013	$(1,113)	$126,900

Basic earnings per share	$1.44	$(0.12)	$1.32	$2.16	$(0.02)	$2.14
Diluted earnings per common share	$1.43	$(0.11)	$1.32	$2.15	$(0.02)	$2.13

Condensed Consolidated Statement of Comprehensive Income
July 15, 2023
	Twelve Weeks Ended			Twenty-Eight Weeks Ended
	As Previously Reported	Adjustments	As Corrected	As Previously Reported	Adjustments	As Corrected
Net income	$85,362	$(6,785)	$78,577	$128,013	$(1,113)	$126,900
Currency translation adjustments	7,569	(307)	7,262	8,160	(331)	7,829
Total other comprehensive loss	7,531	(307)	7,224	8,319	(331)	7,988
Comprehensive income	$92,893	$(7,092)	$85,801	$136,332	$(1,444)	$134,888

Condensed Consolidated Statements of Changes in Stockholders’ Equity
Twelve Weeks Ended July 15, 2023
	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Twelve Weeks Ended As Previously Reported
Balance at April 22, 2023	$(44,355)	$4,697,697	$2,636,161
Net income	—	85,362	85,362
Total other comprehensive income	7,531	—	7,531
Balance at July 15, 2023	$(36,824)	$4,767,168	$2,723,187
Adjustments
Balance at April 22, 2023	$424	$(73,865)	$(73,441)
Net income	—	(6,785)	(6,785)
Total other comprehensive income	(307)	—	(307)
Balance at July 15, 2023	$117	$(80,650)	$(80,533)
As Corrected
Balance at April 22, 2023	$(43,931)	$4,623,832	$2,562,720
Net income	—	78,577	78,577
Total other comprehensive income	7,224	—	7,224
Balance at July 15, 2023	$(36,707)	$4,686,518	$2,642,654

Condensed Consolidated Statements of Changes in Stockholders’ Equity
Twenty-Eight Weeks Ended July 15, 2023
	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Twenty-Eight Weeks Ended As Previously Reported
Balance at December 31, 2022	$(45,143)	$4,744,624	$2,678,281
Net income	—	128,013	128,013
Total other comprehensive income	8,319	—	8,319
Balance at July 15, 2023	$(36,824)	$4,767,168	$2,723,187
Adjustments
Balance at December 31, 2022	$448	$(79,537)	$(79,089)
Net income	—	(1,113)	(1,113)
Total other comprehensive income	(331)	—	(331)
Balance at July 15, 2023	$117	$(80,650)	$(80,533)
As Corrected
Balance at December 31, 2022	$(44,695)	$4,665,087	$2,599,192
Net income	—	126,900	126,900
Total other comprehensive income	7,988	—	7,988
Balance at July 15, 2023	$(36,707)	$4,686,518	$2,642,654

Condensed Consolidated Statement of Cash Flows
Twenty-Eight Weeks Ended July 15, 2023
	As Previously Reported	Adjustments	As Corrected
Net income	$128,013	$(1,113)	$126,900
Provision for deferred income taxes	16,249	5,248	21,497
Other, net	1,170	458	1,628
Net change in:
Receivables, net	(93,539)	(3,483)	(97,022)
Inventories, net	(145,148)	(3,770)	(148,918)
Accounts payable	(346,808)	27,023	(319,785)
Accrued expenses	120,888	(2,107)	118,781
Other assets and liabilities, net	(36,008)	(24,828)	(60,836)
Net cash used in operating activities	(164,559)	(2,572)	(167,131)
Other, net (1)	(4,073)	(458)	(4,531)
Net cash provided by financing activities	314,403	(458)	313,945
Effect of exchange rate changes on cash	1,280	(331)	949
Net increase in cash and cash equivalents	7,782	(3,361)	4,421
Cash and cash equivalents, beginning of period	269,282	1,523	270,805
Cash and cash equivalents, end of period	$277,064	$(1,838)	$275,226
(1) The summary of corrections table above inadvertently omitted disclosure for proceeds from the issuance of common stock as follows: $2.1 million as previously reported, $0 adjustments and $2.1 million as corrected.

13. Contingencies

On October 9, 2023, and October 27, 2023, two putative class actions on behalf of purchasers of the Company’s securities who purchased or otherwise acquired their securities between November 16, 2022, and May 30, 2023, inclusive (the “Class Period”), were commenced against the Company and certain of the Company’s former officers in the United States District Court for the Eastern District of North Carolina. The plaintiffs allege that the defendants made certain false and materially misleading statements during the alleged Class Period in violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. These cases were consolidated on February 9, 2024, and the court-appointed lead plaintiff filed a consolidated and amended complaint on April 22, 2024. The consolidated and amended complaint proposes a Class Period of November 16, 2022 to November 15, 2023, and alleges that defendants made false and misleading statements in connection with (a) the Company’s 2023 guidance and (b) certain accounting issues previously disclosed by the Company. On June 21, 2024, defendants filed a motion to dismiss the consolidated and amended complaint. The Company strongly disputes the allegations and intends to defend the case vigorously.

On January 17, 2024, February 20, 2024, and February 26, 2024, derivative shareholder complaints were commenced against the Company’s directors and certain former officers alleging derivative liability for the allegations made in the securities class action complaints noted above. On April 9, 2024, the court consolidated these actions and appointed co-lead counsel. On June 10, 2024, the court issued a stay order on the consolidated derivative complaint pending resolution of the motion to dismiss for the underlying securities class action complaint.

14. Subsequent Event

On August 22, 2024, the Company entered into a definitive purchase agreement to sell its Worldpac business for $1.5 billion, with customary adjustments for working capital and other items. The transaction is expected to close in the fourth quarter of 2024. The Company expects net proceeds from the transaction after paying expenses and taxes to be approximately $1.2 billion. The Company intends to use net proceeds from the transaction for general corporate purposes, which may include the provision of additional working capital, funding internal operational improvement initiatives, and repayment or refinancing of outstanding indebtedness.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 30, 2023 (filed with the SEC on March 12, 2024, and the amended Annual Report on Form 10-K/A filed with the SEC on May 30, 2024 (collectively the “2023 Form 10-K”)), and the Company’s condensed consolidated financial statements and the notes to those statements that appear elsewhere in this report. The results of operations for the interim periods are not necessarily indicative of the operating results to be expected for the full year. The Company’s first quarter of the year contains sixteen weeks. The Company’s remaining three quarters each consist of twelve weeks.

Management Overview

A high-level summary of the Company’s financial results for the second quarter of 2024 includes:

•Net sales during the second quarter of 2024 were $2.68 billion, a decrease of 0.1% compared with the second quarter of 2023. Comparable store sales increased 0.4%.
•Gross profit margin for the second quarter of 2024 was 41.5% of net sales, a decrease of 93 basis points compared with the second quarter of 2023. Gross profit margin was negatively impacted by strategic pricing investments and higher product costs.
•Selling, general and administrative (“SG&A”) expenses for the second quarter of 2024 were 38.9% of net sales, an increase of 109 basis points compared with the second quarter of 2023. This was primarily due to higher labor costs.
•The Company generated diluted earnings per share (“Diluted EPS”) of $0.75 during the second quarter of 2024, compared with $1.32 for the comparable period of 2023.

Business and Risks Update

The Company continues to make progress on the various elements of the Company’s strategic business plan, which is focused on improving the customer experience, margin expansion, and driving consistent execution for both professional and DIY customers. To achieve these improvements, the Company has undertaken planned strategic actions to help build a foundation for long-term success across the organization, which include:

•Entering into a definitive purchase agreement on August 22, 2024 to sell Worldpac for $1.5 billion, with customary adjustments for working capital and other items. The transaction is expected to close in the fourth quarter of 2024;
•Reducing costs to remain competitive while reinvesting in the frontline;
•Making organizational changes to position the Company for success;
•Assessing the productivity of all assets, including company-owned stores and Carquest Independents; and
•Consolidating the Company’s supply chain.

The entry into the definitive agreement for the sale of Worldpac was part of the Company’s previously announced strategic and operational review. As part of this review, the Company also previously announced that it was evaluating whether to divest the Company’s Canadian business. The Company's Canadian business predominantly serves commercial customers and operates under the Carquest banner. The Company has determined to retain its Canadian business. The strategic and operational review is ongoing.

Industry Update

Operating within the automotive aftermarket industry, the Company is influenced by a number of general macroeconomic factors, many of which are similar to those affecting the overall retail industry, and include but are not limited to:

•Inflationary pressures, including logistics and labor
•Global supply chain disruptions
•Cost of fuel
•Miles driven
•Unemployment rates
•Interest rates
•Consumer confidence and purchasing power
•Competition
•Changes in new car sales
•Economic and geopolitical uncertainty
•Increased foreign currency exchange volatility

Stores and Branches

Key factors in selecting sites and market locations in which the Company operates include population, demographics, traffic count, vehicle profile, competitive landscape, and the cost of real estate. During the twenty-eight weeks ended July 13, 2024, 16 stores and branches were opened and 26 were closed, resulting in a total of 5,097 stores and branches as of the end of the second fiscal quarter compared with a total of 5,107 stores and branches as of December 30, 2023.

Results of Operations

	Twelve Weeks Ended				$ Favorable/ (Unfavorable)	Basis Points
($ in millions)	July 13, 2024		July 15, 2023
Net sales	$2,683.1	100.0%	$2,686.1	100.0%	$(3.0)	—
Cost of sales	1,568.7	58.5	1,545.6	57.5	(23.1)	(93)
Gross profit	1,114.4	41.5	1,140.5	42.5	(26.1)	(93)
SG&A	1,042.6	38.9	1,014.5	37.8	(28.1)	(109)
Operating income	71.8	2.7	126.0	4.7	(54.2)	(202)
Interest expense	(18.7)	(0.7)	(20.9)	(0.8)	2.2	8
Other income, net	9.0	0.3	1.7	0.1	7.3	27
Provision for income taxes	17.1	0.6	28.2	1.0	11.1	41
Net income	$45.0	1.7%	$78.6	2.9%	$(33.6)	(126)

	Twenty-Eight Weeks Ended				$ Favorable/ (Unfavorable)	Basis Points
($ in millions)	July 13, 2024		July 15, 2023
Net sales	$6,089.3	100.0%	$6,103.7	100.0%	$(14.4)	—
Cost of sales	3,545.9	58.2	3,501.3	57.4	(44.6)	87
Gross profit	2,543.4	41.8	2,602.4	42.6	(59.0)	(87)
SG&A	2,385.6	39.2	2,378.5	39.0	(7.1)	(21)
Operating income	157.8	2.6	223.9	3.7	(66.1)	(108)
Interest expense	(43.5)	(0.7)	(50.6)	(0.8)	7.1	11
Other income, net	7.7	0.1	1.0	—	6.7	11
Provision for income taxes	36.9	0.6	47.4	0.8	10.5	17
Net income	$85.0	1.4%	$126.9	2.1%	$(41.8)	(69)
Note: Table amounts may not foot due to rounding.

Net Sales

For the second quarter of 2024, net sales decreased 0.1% and comparable store sales increased 0.4% compared with the second quarter of 2023. Category growth was led by heating and cooling, fluids and chemicals and engine management.

Net sales for the twenty-eight weeks ended July 13, 2024, decreased 0.2% compared with the same period in 2023. Comparable store sales increased 0.03% for the twenty-eight weeks ended July 13, 2024, compared with the twenty-eight weeks ended July 15, 2023. Category growth was led by batteries, filters and engine management.

The Company calculates comparable store sales based on the change in store or branch sales starting once a location has been open for approximately one year and by including e-commerce sales and excluding sales fulfilled by distribution centers to independently owned Carquest locations. Acquired stores are included in the Company’s comparable store sales one year after acquisition. The Company includes sales from relocated stores in comparable store sales from the original date of opening.

Gross Profit

Gross profit for the second quarter of 2024 was $1.11 billion, or 41.5% of net sales, compared with $1.14 billion, or 42.5% of net sales, for the second quarter of 2023.

Gross profit for the twenty-eight weeks ended July 13, 2024 and July 15, 2023 was $2.54 billion, or 41.8% of Net sales, and $2.60 billion, or 42.6% of Net sales.

During the second quarter of 2024 and the twenty-eight weeks ended July 13, 2024, gross profit margin was negatively impacted by strategic pricing investments and higher product costs.

Selling, General and Administrative Expenses

SG&A expenses for the second quarter of 2024 were $1.04 billion, or 38.9% of net sales, compared with $1.01 billion, or 37.8% of net sales, for the second quarter of 2023. The increase of SG&A as a percentage of net sales was due to wage investments in frontline team members as well as an increase in professional fees, including costs associated with the implementation of the Company’s strategic plan and the remediation of the previously disclosed material weaknesses. This was partially offset by a reduction in marketing program expenses.

SG&A expenses for the twenty-eight weeks ended July 13, 2024 were $2.39 billion, or 39.2% of Net sales, compared with $2.38 billion, or 39.0% of Net sales, for the twenty-eight weeks ended July 15, 2023.

Provision for Income Taxes

The Company’s provision for income taxes for the second quarter of 2024 was $17.1 million compared with $28.2 million for the same period in 2023. The Company’s provision for income taxes for the twenty-eight weeks ended July 13, 2024 and July 15, 2023 was $36.9 million and $47.4 million. The decrease in tax expense for the second quarter of 2024 and the twenty-eight weeks ended July 13, 2024 resulted from lower income before provision for income taxes compared with prior year.

The Company’s effective tax rate was 30.3% and 27.2% for the twenty-eight weeks ended July 13, 2024 and July 15, 2023.

Liquidity and Capital Resources

Overview

The Company’s primary cash requirements necessary to maintain the Company’s current operations include payroll and benefits, inventory purchases, contractual obligations, capital expenditures, payment of income taxes, funding of initiatives and other operational priorities, including payment of interest on the Company’s long-term debt. Historically, the Company has also used available funds to repay borrowings under the Company’s credit facility, to periodically repurchase shares of the Company’s common stock under the share repurchase program, to pay the Company’s quarterly cash dividend and for acquisitions. However, the Company’s future uses of cash may differ, including with respect to the weight the Company places on the preservation of cash and liquidity, degree of investment in the Company’s business and other capital allocation priorities.

Typically, the Company has funded its cash requirements primarily through cash generated from operations, supplemented by borrowings under the Company’s credit facilities and note offerings as needed. On August 22, 2024, the Company entered into a definitive purchase agreement to sell its Worldpac business for $1.5 billion, with customary adjustments for working capital and other items, as well as provision of a $200 million letter of credit for up to 12 months following the closing of the transaction, which letter of credit will reduce to zero no later than 24 months after the closing, to support supply chain financing for the buyer. The transaction is expected to close in the fourth quarter of 2024. The Company expects net proceeds from the transaction after paying expenses and taxes to be approximately $1.2 billion. The Company intends to use net proceeds from the transaction for general corporate purposes, which may include the provision of additional working capital, funding internal operational improvement initiatives and repayment or refinancing of outstanding indebtedness. The Company believes funds generated from its expected results of operations, available cash and cash equivalents, net proceeds from the Worldpac sale and available borrowings under credit facilities and note offerings as needed will be sufficient to fund its obligations for the next year and beyond.

The Company’s supplier finance programs did not have a material impact on its liquidity or capital resources in the periods presented nor does the Company expect such arrangements to have a material impact on its liquidity for the foreseeable future. However, as further described below, a future decline in our credit ratings would be expected to result in a significant impact to bank participation in the Company’s supplier finance programs. While the Company does not expect such an impact to have a material impact on our overall liquidity, the Company does expect that it would have a material impact on its capital resources and capital allocation. See Note 11. Supplier Finance Programs of the Company’s condensed consolidated financial statements for further discussion.

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

During the second quarter and twenty-eight weeks ended July 13, 2024 and July 15, 2023, the Company did not purchase any shares of its common stock under the share repurchase program. The Company had $947.3 million remaining under the share repurchase program as of July 13, 2024.

Analysis of Cash Flows

The following table summarizes the Company’s cash flows from operating, investing and financing activities:

	Twenty-Eight Weeks Ended
(in thousands)	July 13, 2024	July 15, 2023
Cash flows provided by (used in) operating activities	$87,814	$(167,131)
Cash flows used in investing activities	(79,625)	(143,342)
Cash flows (used in) provided by financing activities	(42,993)	313,945
Effect of exchange rate changes on cash	10,751	949
Net (decrease) increase in cash and cash equivalents	$(24,053)	$4,421

Operating Activities

For the twenty-eight weeks ended July 13, 2024, cash flows provided by operating activities increased by $254.9 million to $87.8 million compared with the same period of prior year. The net increase in cash flows provided by operating activities was primarily attributable to a decrease in cash utilized for working capital mainly due to accounts payable payments and inventory purchases.

Investing Activities

For the twenty-eight weeks ended July 13, 2024, cash flows used in investing activities decreased by $63.7 million to $79.6 million compared with the same period of prior year. The decrease in cash used in investing activities was attributable to lower capital spend due to fewer store openings and projects in the current year coupled with higher proceeds on asset sales (see Note 7. Leases for additional information).

Financing Activities

For the twenty-eight weeks ended July 13, 2024, cash flows used in financing activities was $43.0 million, a decrease of $356.9 million compared with the same period of prior year. The decrease in cash provided by financing activities was due to the issuances of senior unsecured notes in the prior year and a decrease in dividends paid during the twenty-eight weeks ended July 13, 2024 compared with the same period of prior year.

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

As of July 13, 2024, the Company had a credit rating from Standard & Poor’s of BB+ and from Moody’s Investor Service of Baa3. As of July 13, 2024, the outlooks by Standard & Poor’s and Moody’s on the Company’s credit rating were stable and negative. The current pricing grid used to determine the Company’s borrowing rate under the Credit Agreement is based on the Company’s credit ratings. The Company anticipates that it may receive a future downgrade in its credit ratings dependent on the strengthening of its balance sheet and the success and timing of its efforts to improve business operations. If the Company’s credit ratings decline, the interest rate on outstanding balances may increase and the Company’s access to additional financing on favorable terms may be limited. In addition, declines could reduce the attractiveness of certain supplier finance programs whereby third-party institutions finance arrangements to the Company’s vendors based on the Company’s credit rating, which could result in increased working capital requirements. The Company expects that a future decline in its credit ratings would have a significant impact on bank participation in its supplier finance programs, resulting in increased working capital requirements. The Company believes that its sources of cash, together with its ability to generate cash through existing or new credit facilities and notes offerings as needed, will be sufficient to fund any increases in working capital requirements.

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

Our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of July 13, 2024. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective to accomplish their objectives at the reasonable assurance level solely due to the material weaknesses described below.

Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Details on Accounting Resources Material Weakness

In our Form 10-Q for the period ended April 22, 2023, management identified a material weakness in our internal control over financial reporting that existed due to turnover of key accounting positions during the first quarter of 2023. The Company was unable to attract, develop and retain sufficient resources to fulfill internal control responsibilities during the first quarter 2023.

Details on Account Reconciliation Material Weakness

In addition, as disclosed in our Form 10-Q for the period ended April 20, 2024, in connection with the preparation of the financial statements for the first quarter of 2024, management identified certain cash account reconciliations whereby a former employee in the Company’s India-based shared services center circumvented a cash reconciliation controls policy and concealed unreconciled items. This individual did not follow the Company’s policy to display all reconciling items in the reconciliation process. The Company believes the cash reconciliation policy noncompliance primarily related to inadequately trained and supervised personnel and is closely linked to the material weakness disclosed in the Form 10-Q for the period ended April 22, 2023.

Remediation Efforts to Address the Material Weaknesses

The Company has devoted significant time and resources to complete its remediation of the material weaknesses described above and has made significant progress towards the remediation during the second quarter of 2024. The following components of the remediation plan, among others, have been executed:

•Backfilled open roles and hired approximately 40 experienced personnel, an increase of 37% from the first quarter of 2024, (both permanent employees and contract labor) with the requisite accounting and internal controls knowledge and experience to sufficiently complement the existing global controllership organization;
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
•Assessed the specific training needs for newly hired and existing personnel and developed and delivered training programs designed to uphold our internal controls standards. Monthly trainings have been held with account reconciliation preparers and reviewers along with target trainings for individual control owners;

•Implemented a new quality control function within management in the second quarter of 2024 to perform quality reviews of account reconciliations prior to independent control testing;
•Following the departure of the Company’s Chief Financial Officer during the third fiscal quarter of 2023, hired a new Chief Financial Officer who began employment with the Company on November 27, 2023;
•Following the departure of the Company’s Chief Accounting Officer during the fourth fiscal quarter of 2023, hired a new Chief Accounting Officer who began employment with the Company on January 9, 2024; and
•Reperformed cash reconciliations for 2023 year end and during the period ended July 13, 2024, and will continue to execute the same comprehensive testing until this matter is considered fully remediated.

The Company considers that the actions described above are comprehensive and have strengthened the Company’s internal control over financial reporting. The significant progress observed to date provides evidence that the remediation efforts are effective in improving the control environment. Given the time that the open roles have been filled and the expanded control activities have been in place, the Company believes that additional time will be beneficial to demonstrate that personnel have the ability to consistently perform their responsibilities to ensure that the material weaknesses have been fully remediated. Therefore, the Company has concluded that these material weaknesses will not be considered fully remediated until the remediation actions, including those above, have operated effectively for a sufficient period of time. Consistent with prior quarter, the Company is targeting completion of the remediation and testing of these material weaknesses in the second half of fiscal 2024.

Management believes that the Condensed Consolidated Financial Statements and related financial information included in this Form 10-Q present fairly, in all material respects, our balance sheets, statements of operations, comprehensive income and cash flows as of and for the periods presented.

Changes in Internal Control Over Financial Reporting

Except for the changes described above, there has been no change in the Company’s internal control over financial reporting during the second quarter ended July 13, 2024, that has materially affected or is reasonably likely to materially affect its internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

PART II.     OTHER INFORMATION
None.

ITEM 1.     LEGAL PROCEEDINGS
On October 9, 2023, and October 27, 2023, two putative class actions on behalf of purchasers of the Company’s securities who purchased or otherwise acquired their securities between November 16, 2022 and May 30, 2023, inclusive (the “Class Period”), were commenced against the Company and certain of the Company’s former officers in the United States District Court for the Eastern District of North Carolina. The plaintiffs allege that the defendants made certain false and materially misleading statements during the alleged Class Period in violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. These cases were consolidated on February 9, 2024, and the court-appointed lead plaintiff filed a consolidated and amended complaint on April 22, 2024. The consolidated and amended complaint proposes a Class Period of November 16, 2022 to November 15, 2023 and alleges that defendants made false and misleading statements in connection with (a) the Company’s 2023 guidance and (b) certain accounting issues previously disclosed by the Company. On June 21, 2024, defendants filed a motion to dismiss the consolidated and amended complaint. The Company strongly disputes the allegations and intends to defend the case vigorously.

On January 17, 2024, February 20, 2024, and February 26, 2024, derivative shareholder complaints were commenced against the Company’s directors and certain former officers alleging derivative liability for the allegations made in the securities class action complaints noted above. On April 9, 2024, the court consolidated these actions and appointed co-lead counsel. On June 10, 2024, the court issued a stay order on the consolidated derivative complaint pending resolution of the motion to dismiss for the underlying securities class action complaint.

ITEM 1A.RISK FACTORS
Please refer to “Item 1A. Risk Factors” found in the 2023 Form 10-K filed for the year ended December 30, 2023 for risks that, if they were to occur, could materially adversely affect the Company’s business, financial condition, results of operations, cash flows and future prospects, which could in turn materially affect the price of the Company’s common stock.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth the information with respect to repurchases of the Company’s common stock for the quarter ended July 13, 2024:

	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
April 21, 2024 to May 18, 2024	81	$73.63	—	$947,339
May 19, 2024 to June 15, 2024	17,913	$65.08	—	$947,339
June 16, 2024 to July 13, 2024	22	$64.61	—	$947,339
Total	18,016	$65.12	—
(1) The aggregate cost of repurchasing shares in connection with the net settlement of shares issued as a result of the vesting of restricted stock units was $1.2 million, or an average price of $65.12 per share, during the second quarter of 2024.

ITEM 5.     OTHER INFORMATION
During the second quarter of 2024, no Rule 10b5-1 or non-Rule 10b5-1 trading arrangements were adopted or terminated by the Company’s officers or directors as each term is defined in Item 408 of Regulation S-K.

	EXHIBIT INDEX	Incorporated by Reference			Filed
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith
3.1	Fifth Amendment to Restated Certificate of Incorporation, effective August 9, 2024				X
3.2	Composite Restated Certificate of Incorporation of Advance Auto Parts, Inc., effective August 9, 2024				X
3.3	Amended and Restated Bylaws of Advance Auto Parts, Inc., effective August 8, 2023.	10-Q	3.2	8/18/2020
22.1	List of the Issuer and its Guarantor Subsidiaries.	10-Q	22.1	4/20/2024
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X
104.1	Cover Page Interactive Data file (Embedded within the Inline XBRL Documents and Included in Exhibit).				X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCE AUTO PARTS, INC.

Date: August 22, 2024	/s/ Ryan P. Grimsland
Ryan P. Grimsland Executive Vice President, Chief Financial Officer