Form 10-Q
period 2024-10-05
ADVANCE AUTO PARTS INC
filed 2024-11-14
CIK 1158449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q
________________________________________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 5, 2024
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 11, 2024, the number of shares of the registrant’s common stock outstanding was 59,734,513 shares.

FORWARD-LOOKING STATEMENTS

Certain statements herein are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are usually identifiable by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast, “guidance,” “intend,” “likely,” “may,” “plan,” “position,” “possible,” “potential,” “probable,” “project,” “should,” “strategy,” “target,” “will,” or similar language. All statements other than statements of historical fact are forward-looking statements, including, but not limited to, statements about the Company’s strategic initiatives, restructuring and asset optimization plans, and the estimated amounts and types of costs the company will incur in connection with such plans, financial objectives, operational plans and objectives, statements about the sale of the Company’s Worldpac business, including statements regarding the benefits of the sale and use of proceeds therefrom, statements regarding expectations for economic conditions, future business and financial performance, as well as statements regarding underlying assumptions related thereto. Forward-looking statements reflect the Company’s views based on historical results, current information and assumptions related to future developments. Except as may be required by law, the Company undertakes no obligation to update any forward-looking statements made herein. Forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those projected or implied by the forward-looking statements. They include, among others, the Company’s ability to hire, train and retain qualified employees, the timing and implementation of strategic initiatives, risks associated with the Company’s restructuring and asset optimization plans, deterioration of general macroeconomic conditions, geopolitical factors, the highly competitive nature of the industry, demand for the Company’s products and services, ongoing risks associated with the disposition of Worldpac, the Company’s ability to maintain credit ratings, risks relating to the impairment of assets, including intangible assets such as goodwill, access to financing on favorable terms, complexities in the Company’s inventory and supply chain and challenges with transforming and growing its business. Please refer to “Item 1A. Risk Factors” of the Company’s most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”), as updated by the Company’s subsequent filings with the SEC, for a description of these and other risks and uncertainties that could cause actual results to differ materially from those projected or implied by the forward-looking statements.
1

PART I. FINANCIAL INFORMATION
ITEM 1.CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except per share data) (Unaudited)

Assets	October 5, 2024	December 30, 2023
Current assets:
Cash and cash equivalents	$464,492	$488,049
Receivables, net	668,937	609,528
Inventories, net	4,042,200	3,893,569
Other current assets	180,448	180,402
Current assets held for sale	2,137,690	1,205,473
Total current assets	7,493,767	6,377,021
Property and equipment, net of accumulated depreciation of $2,913,816 and $2,729,208	1,479,738	1,555,985
Operating lease right-of-use assets	2,399,630	2,347,073
Goodwill	600,182	601,159
Other intangible assets, net	409,501	419,161
Other noncurrent assets	85,366	85,988
Noncurrent assets held for sale	—	889,939
Total assets	$12,468,184	$12,276,326
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,498,460	$3,526,079
Accrued expenses	641,914	616,067
Other current liabilities	458,343	396,408
Current liabilities held for sale	994,824	768,851
Total current liabilities	5,593,541	5,307,405
Long-term debt	1,788,513	1,786,361
Noncurrent operating lease liabilities	2,018,383	2,039,908
Deferred income taxes	380,118	355,635
Other long-term liabilities	89,949	83,538
Noncurrent liabilities held for sale	—	183,751
Total liabilities	9,870,504	9,756,598

Commitments and contingencies

Stockholders’ equity:
Preferred stock, nonvoting, $0.0001 par value	—	—
Common stock, voting, $0.0001 par value	8	8
Additional paid-in capital	987,657	946,099
Treasury stock, at cost	(2,938,887)	(2,933,286)
Accumulated other comprehensive loss	(43,514)	(52,232)
Retained earnings	4,592,416	4,559,139
Total stockholders’ equity	2,597,680	2,519,728
Total liabilities and stockholders’ equity	$12,468,184	$12,276,326

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.
2

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(in thousands, except per share data) (Unaudited)

	Twelve Weeks Ended		Forty Weeks Ended
	October 5, 2024	October 7, 2023	October 5, 2024	October 7, 2023
Net sales	$2,147,991	$2,218,205	$7,098,302	$7,194,670
Cost of sales, including purchasing and warehousing costs	1,240,093	1,400,638	4,036,898	4,154,190
Gross profit	907,898	817,567	3,061,404	3,040,480
Selling, general and administrative expenses	907,495	896,145	2,954,707	2,959,238
Operating income (loss)	403	(78,578)	106,697	81,242
Other, net:
Interest expense	(18,805)	(19,375)	(62,127)	(69,948)
Other income (expense), net	2,393	(305)	12,769	232
Total other, net	(16,412)	(19,680)	(49,358)	(69,716)
(Loss) income before provision for income taxes	(16,009)	(98,258)	57,339	11,526
Provision for income taxes	9,354	(24,072)	34,763	6,360
Net (loss) income from continuing operations	(25,363)	(74,186)	22,576	5,166
Net income from discontinued operations	19,349	12,149	56,413	59,696
Net (loss) income	$(6,014)	$(62,037)	$78,989	$64,862

Basic (loss) earnings per common share from continuing operations	$(0.42)	$(1.25)	$0.38	$0.09
Basic earnings per common share from discontinued operations	0.32	0.20	0.95	1.00
Basic (loss) earnings per common share	$(0.10)	$(1.05)	$1.33	$1.09
Basic weighted-average common shares outstanding	59,684	59,474	59,618	59,411

Diluted (loss) earnings per common share from continuing operations	$(0.42)	$(1.24)	$0.38	$0.09
Diluted earnings per common share from discontinued operations	0.32	0.20	0.94	1.00
Diluted (loss) earnings per common share	$(0.10)	$(1.04)	$1.32	$1.09
Diluted weighted-average common shares outstanding	59,902	59,630	59,878	59,588

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

3

Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands) (Unaudited)
	Twelve Weeks Ended		Forty Weeks Ended
	October 5, 2024	October 7, 2023	October 5, 2024	October 7, 2023
Net (loss) income	$(6,014)	$(62,037)	$78,989	$64,862
Other comprehensive (loss) income:
Changes in net unrecognized other postretirement benefits, net of tax (benefit) expense of $(11), $(13), $(42) and $43	(31)	(38)	(119)	121
Currency translation adjustments	1,048	(10,280)	8,837	(2,451)
Total other comprehensive (loss) income	1,017	(10,318)	8,718	(2,330)
Comprehensive (loss) income	$(4,997)	$(72,355)	$87,707	$62,532

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.
4

Advance Auto Parts, Inc. and Subsidiaries Condensed Consolidated Statements of Changes in Stockholders’ Equity (in thousands, except per share data) (Unaudited)

	Twelve Weeks Ended October 5, 2024
	Common Stock		Additional Paid-in Capital	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at July 13, 2024	59,675	$8	$975,540	$(2,937,903)	$(44,531)	$4,613,638	$2,606,752
Net income	—	—	—	—	—	(6,014)	(6,014)
Total other comprehensive income	—	—	—	—	1,017	—	1,017
Restricted stock units and deferred stock units vested	51	—	312	—	—	—	312
Share-based compensation	—	—	10,910	—	—	—	10,910
Stock issued under employee stock purchase plan	26	—	895	—	—	—	895
Repurchases of common stock	(21)	—	—	(984)	—	—	(984)
Cash dividends declared ($0.25 per common share)	—	—	—	—	—	(15,208)	(15,208)
Balance at October 5, 2024	59,731	$8	$987,657	$(2,938,887)	$(43,514)	$4,592,416	$2,597,680

	Twelve Weeks Ended October 7, 2023
	Common Stock		Additional Paid-in Capital	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at July 15, 2023	59,457	$8	$925,411	$(2,932,576)	$(36,707)	$4,686,518	$2,642,654
Net loss	—	—	—	—	—	(62,037)	(62,037)
Total other comprehensive loss	—	—	—	—	(10,318)	—	(10,318)
Restricted stock units and deferred stock units vested	18	—	—	—	—	—	—
Share-based compensation	—	—	10,582	—	—	—	10,582
Stock issued under employee stock purchase plan	14	—	1,047	—	—	—	1,047
Repurchases of common stock	(7)	—	—	(429)	—	—	(429)
Cash dividends declared ($0.25 per common share)	—	—	—	—	—	(15,163)	(15,163)
Balance at October 7, 2023	59,482	$8	$937,040	$(2,933,005)	$(47,025)	$4,609,318	$2,566,336

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.
5

Advance Auto Parts, Inc. and Subsidiaries Condensed Consolidated Statements of Changes in Stockholders’ Equity (in thousands, except per share data) (Unaudited)

	Forty Weeks Ended October 5, 2024
	Common Stock		Additional Paid-in Capital	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 30, 2023	59,512	$8	$946,099	$(2,933,286)	$(52,232)	$4,559,139	$2,519,728
Net income	—	—	—	—	—	78,989	78,989
Total other comprehensive income	—	—	—	—	8,718	—	8,718
Restricted stock units and deferred stock units vested	238	—	312	—	—	—	312
Share-based compensation	—	—	38,563	—	—	—	38,563
Stock issued under employee stock purchase plan	69	—	2,683	—	—	—	2,683
Repurchases of common stock	(88)	—	—	(5,601)	—	—	(5,601)
Cash dividends declared ($0.75 per common share)	—	—	—	—	—	(45,712)	(45,712)
Balance at October 5, 2024	59,731	$8	$987,657	$(2,938,887)	$(43,514)	$4,592,416	$2,597,680

	Forty Weeks Ended October 7, 2023
	Common Stock		Additional Paid-in Capital	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	59,264	$8	$897,560	$(2,918,768)	$(44,695)	$4,665,087	$2,599,192
Net income	—	—	—	—	—	64,862	64,862
Total other comprehensive income (loss)	—	—	—	—	(2,330)	—	(2,330)
Restricted stock units and deferred stock units vested	294	—	—	—	—	—	—
Share-based compensation	—	—	37,435	—	—	—	37,435
Stock issued under employee stock purchase plan	32	—	3,045	—	—	—	3,045
Repurchases of common stock	(108)	—	—	(14,237)	—	—	(14,237)
Cash dividends declared ($2.00 per common share)	—	—	—	—	—	(120,631)	(120,631)
Other	—	—	(1,000)	—	—	—	(1,000)
Balance at October 7, 2023	59,482	$8	$937,040	$(2,933,005)	$(47,025)	$4,609,318	$2,566,336

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.
6

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands) (Unaudited)

	Forty Weeks Ended
	October 5, 2024	October 7, 2023
Cash flows from operating activities:
Net income	$78,989	$64,862
Net income from discontinued operations	56,413	59,696
Net income from continuing operations	22,576	5,166
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	217,197	206,658
Share-based compensation	33,810	33,777
(Gain) Loss on sale and impairment of long-lived assets	(14,273)	1,886
Provision for deferred income taxes	24,289	(27,811)
Other, net	2,986	2,436
Net change in:
Receivables, net	(60,383)	(161,629)
Inventories, net	(152,229)	(110,871)
Accounts payable	(25,225)	(77,336)
Accrued expenses	30,794	171,117
Other assets and liabilities, net	1,477	(71,707)
Net cash provided by (used in) operating activities of continuing operations	81,019	(28,314)
Net cash provided by operating activities of discontinued operations	76,917	57,148
Net cash provided by operating activities	157,936	28,834
Cash flows from investing activities:
Purchases of property and equipment	(129,714)	(174,186)
Proceeds from sales of property and equipment	13,232	2,001
Net cash used in investing activities of continuing operations	(116,482)	(172,185)
Net cash used in investing activities of discontinued operations	(7,988)	(13,015)
Net cash used in investing activities	(124,470)	(185,200)
Cash flows from financing activities:
Borrowings under credit facilities	—	4,805,000
Payments on credit facilities	—	(4,990,000)
Borrowings on senior unsecured notes	—	599,571
Dividends paid	(44,882)	(194,322)
Purchase of noncontrolling interest	(9,101)	—
Proceeds from the issuance of common stock	2,995	3,045
Repurchases of common stock	(5,601)	(14,237)
Other, net	(1,143)	(5,010)
Net cash (used in) provided by financing activities	(57,732)	204,047

Effect of exchange rate changes on cash	11,766	(1,932)

Net (decrease) increase in cash and cash equivalents	(12,500)	45,749
Cash and cash equivalents, beginning of period	503,471	270,805
7

	Forty Weeks Ended
	October 5, 2024	October 7, 2023
Cash and cash equivalents, end of period	$490,971	$316,554

Non-cash transactions of continuing operations:
Accrued purchases of property and equipment	$9,276	$9,434
Transfers of property and equipment from (to) assets related to discontinued operations to (from) continuing operations	$7,262	$(105)

Summary of cash and cash equivalents:
Cash and cash equivalents of continuing operations, end of period	464,492	308,804
Cash and cash equivalents of discontinued operations, end of period	26,479	7,750
Cash and cash equivalents, end of period	$490,971	$316,554

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.
8

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

As discussed in Note 3. “Discontinued Operations,” on August 22, 2024, the Company entered into a definitive purchase agreement to sell its Worldpac, Inc. business (“Worldpac”), which reflects a strategic shift in its business. The sale was completed on November 1, 2024. As a result of the Company’s entry into the purchase agreement, Worldpac is presented as discontinued operations beginning in the third quarter of 2024. The Company has reclassified the financial results of Worldpac to discontinued operations, net of tax, in the Condensed Consolidated Statements of Operations for all periods presented. The Company also reclassified the related assets and liabilities as assets and liabilities held for sale on the accompanying Condensed Consolidated Balance Sheets as of October 5, 2024 and December 30, 2023. Cash flows from the Company’s discontinued operations are presented as such in the Condensed Consolidated Statements of Cash Flows for all periods presented. Refer to Note 15. Subsequent Events for additional information about the sale of Worldpac in November 2024.

As of October 5, 2024, the Company operated a total of 4,781 stores primarily within the United States, with additional locations in Canada, Puerto Rico and the U.S. Virgin Islands. In addition, as of October 5, 2024, the Company served 1,125 independently owned Carquest branded stores across the same geographic locations served by the Company’s stores in addition to Mexico and various Caribbean islands. The Company’s stores operate primarily under the trade names “Advance Auto Parts” and “Carquest”.

The Company has one reportable segment and three operating segments. The operating segments are aggregated primarily due to the economic and operational similarities of each operating segment as the stores and branches have similar characteristics, including the nature of the products and services offered, customer base and the methods used to distribute products and provide services to its customers. Worldpac was one of the Company’s operating segments. As noted in Note 15. Subsequent Events, the sale of Worldpac was completed November 1, 2024, resulting in the Company having two operating segments, “Advance Auto Parts/Carquest U.S.” and “Carquest Canada.”

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

Revision of Previously Issued Financial Statements for Correction of Immaterial Errors

During the year ended December 30, 2023, the Company identified errors in its consolidated results impacting cost of sales, selling, general and administrative expenses (“SG&A”) and other income (expense), net, of $62.9 million, $36.6 million and $1.7 million incurred in prior years but not previously recognized. These charges primarily related to product costs and vendor credits. Management assessed the materiality of the errors, including the presentation on prior period consolidated financial statements, on a qualitative and quantitative basis in accordance with SEC Staff Accounting Bulletin No. 99, Materiality, codified in Accounting Standards Codification Topic 250, Accounting Changes and Error Corrections. The Company concluded that these errors and the related impacts did not result in a material misstatement of its previously issued consolidated financial statements as of and for the years ended December 31, 2022 and January 1, 2022 and its previously issued unaudited condensed consolidated interim financial statements as of and for the sixteen weeks ended April 22, 2023; the twelve and twenty-eight weeks ended July 15, 2023; and the twelve and forty weeks ended October 7, 2023. Correcting the cumulative effect of these errors in the fifty-two weeks ended December 30, 2023 would have had a significant effect on the results of operations for such period.

The Company has corrected the relevant prior periods of its consolidated financial statements and related footnotes for these and other immaterial corrections for comparative purposes, as previously disclosed in Note 18. Immaterial Restatement of Prior Period Financial Statements of the Company’s 2023 Form 10-K. The Company will also adjust previously reported financial information for such immaterial errors in future filings, as applicable. A summary of the corrections to the impacted financial statement line items from our previously issued financial statements are presented in Note 13. Immaterial Misstatement of Prior Period Financial Statements.

2.    Significant Accounting Policies

Revenues

The following table summarizes disaggregated revenue from contracts with customers by product group from continuing operations:

	Twelve Weeks Ended		Forty Weeks Ended
	October 5, 2024	October 7, 2023	October 5, 2024	October 7, 2023
Percentage of Sales:
Parts and Batteries	64%	64%	63%	63%
Accessories and Chemicals	21	21	22	22
Engine Maintenance	14	14	14	14
Other	1	1	1	1
Total	100%	100%	100%	100%

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

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Amounts presented in thousands, except per share data, unless otherwise stated)
(Unaudited)
Disaggregation of Income Statement Expenses

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation (“ASU 2024-03”), which requires public entities to disclose more detailed information about certain costs and expenses presented in the income statement, including inventory purchases, employee compensation, selling expenses and depreciation. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03 on the consolidated financial statements and related disclosures.

3. Discontinued Operations

On August 22, 2024, the Company entered into a definitive purchase agreement to sell Worldpac for $1.5 billion, with customary purchase price adjustments for working capital and other items. The Company’s sale of Worldpac was progress towards the changing landscape of the business with increased focus on the Advance blended-box model. The transaction closed on November 1, 2024. As a result, the Company has classified the results of operations and cash flows of Worldpac as discontinued operations in its Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows for all periods presented. The related assets and liabilities associated with the discontinued operations are classified as held for sale in the Condensed Consolidated Balance Sheets. Additionally, beginning August 22, 2024, in accordance with ASC 360, Property, Plant and Equipment, the Company ceased recording depreciation and amortization for Worldpac’s finite-lived intangible assets and operating lease right-of-use assets.

In connection with the Worldpac divestiture, the Company agreed to provide letters of credit in the aggregate amount of up to $200 million, issued under its unsecured revolving credit facility, for up to 12 months after closing of the transaction as credit support for Worldpac’s new supply chain financing program, which letter of credit exposure will reduce to zero no later than 24 months after closing. Worldpac will remain a parts supplier for the Company following the close of the sale. Worldpac has entered into an agreement to supply, sell and deliver to the Company. Under this agreement, the Company intends to purchase at least $145 million of Worldpac’s products during the period beginning on January 1, 2024 and ending on December 31, 2024. If the purchase minimum is met, the agreement automatically renews for one-year terms up to three years. Historically, the Company has made sales to Worldpac but there is no obligation to continue to do so as part of the purchase agreement.

Additionally, the Company and Worldpac entered into a Transition Services Agreement and Reverse Transition Services Agreement, pursuant to which the two entities will provide certain services to each other during the post-closing period. The minimum terms of the agreements are for twelve months, which may be extended by the Company and Worldpac for up to two three-month extension periods.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Amounts presented in thousands, except per share data, unless otherwise stated)
(Unaudited)
The following table represents the major classes of assets and liabilities of discontinued operations classified as held for sale in the Condensed Consolidated Balance Sheets as of October 5, 2024 and December 30, 2023:

	October 5, 2024	December 30, 2023
Carrying amounts of the major classes of assets included in discontinued operations[1]:
Cash	$26,479	$15,422
Receivables, net	208,942	190,613
Inventories, net	987,687	964,133
Other current assets	33,403	35,305
Property and equipment, net of accumulated depreciation	82,480	92,561
Operating lease right-of-use assets	243,763	231,703
Other intangible assets, net	163,408	174,180
Goodwill	390,256	390,584
Other noncurrent assets	1,272	911
Total assets of held for sale	$2,137,690	$2,095,412

Carrying amounts of the major classes of liabilities included in discontinued operations[1]:
Accounts payable	$686,249	$651,895
Accrued expenses	58,020	55,170
Other current liabilities	70,935	61,786
Noncurrent operating lease liabilities	171,093	175,858
Deferred income taxes	6,618	6,907
Other noncurrent liabilities	1,909	986
Total liabilities held for sale	$994,824	$952,602
1 Assets and liabilities of discontinued operations as of October 5, 2024 are classified as current on the consolidated balance sheet as the Company expects to close within twelve months of the balance sheet date.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Amounts presented in thousands, except per share data, unless otherwise stated)
(Unaudited)
The following table presents the major components of discontinued operations, net of income taxes, in the Company's Condensed Consolidated Statements of Operations:

	Twelve Weeks Ended		Forty Weeks Ended
	October 5, 2024	October 7, 2023	October 5, 2024	October 7, 2023
Major classes of line items constituting income of discontinued operations before provision for income taxes:
Net Sales	$496,749	$500,874	$1,635,745	$1,628,068
Cost of sales, including purchasing and warehousing costs	329,532	348,161	1,078,651	1,095,887
Selling, general and administrative expenses	137,779	135,088	476,177	450,479
Interest expense	(149)	(32)	(370)	(46)
Other income (expense), net	329	(911)	(2,327)	(437)
Income from discontinued operations related to major classes before provision for income taxes	29,618	16,682	78,220	81,219
Provision for income taxes	10,269	4,533	21,807	21,523
Net income from discontinued operations	$19,349	$12,149	$56,413	$59,696

4.    Inventories, net

The Company used the last in, first out (“LIFO”) method of accounting for approximately 92.3% of inventories as of October 5, 2024 and 92.8% as of December 30, 2023. As a result, the Company recorded a reduction to cost of sales of $34.7 million and $51.3 million for the twelve weeks ended October 5, 2024 and October 7, 2023 to state inventories at LIFO. For the forty weeks ended October 5, 2024 and October 7, 2023, the Company recorded a reduction to cost of sales of $69.1 million and $106.5 million to state inventories at LIFO.

Purchasing and warehousing costs included in inventories as of October 5, 2024 and December 30, 2023 were $429.7 million and $454.0 million.

An actual valuation of inventory under the LIFO method is performed at the end of each fiscal year based on inventory levels and carrying costs at that time. Accordingly, interim LIFO calculations are based on the Company’s estimates of expected inventory levels and costs at the end of the year.

Inventory balances were as follows:

	October 5, 2024	December 30, 2023
Inventories at first in, first out (“FIFO”)	$4,076,359	$3,996,877
Adjustments to state inventories at LIFO	(34,159)	(103,308)
Inventories at LIFO	$4,042,200	$3,893,569

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Amounts presented in thousands, except per share data, unless otherwise stated)
(Unaudited)
5.    Intangible Assets

The Company’s definite-lived intangible assets include customer relationships and non-compete agreements. Amortization expense was $2.6 million and $2.9 million for the twelve weeks ended October 5, 2024 and October 7, 2023, and $9.4 million and $10.2 million for the forty weeks ended October 5, 2024 and October 7, 2023.

6.    Receivables, net

Receivables, net, consisted of the following:

	October 5, 2024	December 30, 2023
Trade	$466,805	$421,293
Vendor	217,221	199,580
Other	17,593	12,271
Total receivables	701,619	633,144
Less: allowance for credit losses	(32,682)	(23,616)
Receivables, net	$668,937	$609,528

7.    Long-term Debt and Fair Value of Financial Instruments

Long-term debt consisted of the following:

	October 5, 2024	December 30, 2023
5.90% Senior Unsecured Notes due March 9, 2026	$298,939	$298,369
1.75% Senior Unsecured Notes due October 1, 2027	347,952	347,514
5.95% Senior Unsecured Notes due March 9, 2028	298,466	298,116
3.90% Senior Unsecured Notes due April 15, 2030	496,603	496,149
3.50% Senior Unsecured Notes due March 15, 2032	346,553	346,213
Total long-term debt	1,788,513	1,786,361
Less: Current portion of long-term debt	—	—
Long-term debt, excluding the current portion	$1,788,513	$1,786,361
Fair value of long-term debt	$1,643,832	$1,641,409

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

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Amounts presented in thousands, except per share data, unless otherwise stated)
(Unaudited)

Bank Debt

On February 26, 2024, the Company entered into Amendment No. 4 (“Amendment No. 4”) to the Company’s unsecured revolving credit facility (“2021 Credit Agreement”) to enable certain addbacks to the definition of Consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) contained therein for specific write-downs of inventory and vendor receivables. Amendment No. 4 also updated certain limitations on future incurrences of other indebtedness and liens, replacing the cap thereon of 10% of consolidated net tangible assets with $400 million, and eliminated the $250 million basket for accounts receivable securitization transactions. Amendment No. 4 made no other material changes to the terms of the 2021 Credit Agreement. See Note 15. Subsequent Events for changes to the Company’s 2021 Credit Agreement as defined in Amendment No. 5.

The 2021 Credit Agreement contains customary covenants restricting the ability of: (a) Advance Auto Parts, Inc. and its subsidiaries to, among other things, (i) create, incur or assume additional debt (only with respect to subsidiaries of Advance Auto Parts, Inc.), (ii) incur liens, (iii) guarantee obligations, and (iv) change the nature of their business; (b) Advance Auto Parts, Inc., Advance Stores and their subsidiaries to, among other things (i) enter into certain hedging arrangements, (ii) enter into restrictive agreements limiting their ability to incur liens on any of their property or assets, pay distributions, repay loans, or guarantee indebtedness of their subsidiaries; and (c) Advance Auto Parts, Inc., among other things, to change its holding company status. The Company is also required to comply with financial covenants with respect to a maximum leverage ratio and a minimum coverage ratio. The 2021 Credit Agreement also provides for customary events of default, including non-payment defaults, covenant defaults and cross-defaults of Advance’s other material indebtedness. The Company was in compliance with the financial covenants with respect to the 2021 Credit Agreement as of October 5, 2024. See Note 15. Subsequent Events for changes to the Company’s 2021 Credit Agreement as defined in Amendment No. 5.

As of October 5, 2024 and December 30, 2023, the Company had no outstanding borrowings, $1.2 billion of borrowing availability and no letters of credit outstanding under the 2021 Credit Agreement.

As of October 5, 2024 and December 30, 2023, the Company had $90.8 million and $91.2 million of bilateral letters of credit issued separately from the 2021 Credit Agreement, none of which were drawn upon. These bilateral letters of credit generally have a term of one year or less and primarily serve as collateral for the Company’s self-insurance policies.

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

Debt Guarantees

The Company is a guarantor of loans made by banks to various independently owned Carquest-branded stores that are customers of the Company. These loans totaled $102.4 million and $106.9 million as of October 5, 2024 and December 30, 2023 and are collateralized by security agreements on merchandise inventory and other assets of the borrowers. The approximate value of the inventory collateralized by these agreements was $183.6 million and $221.2 million as of October 5, 2024 and December 30, 2023. The Company believes that the likelihood of performance under these guarantees is remote.

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

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Amounts presented in thousands, except per share data, unless otherwise stated)
(Unaudited)
Total lease cost is included in cost of sales and SG&A in the accompanying condensed consolidated statements of operations and is recorded net of immaterial sublease income. Total lease costs comprised of the following:

	Twelve Weeks Ended		Forty Weeks Ended
	October 5, 2024	October 7, 2023	October 5, 2024	October 7, 2023
Operating lease cost	$121,322	$116,082	$396,333	$381,326
Variable lease cost	33,888	33,666	119,237	108,896
Total lease cost	$155,210	$149,748	$515,570	$490,222

Other information relating to the Company’s lease liabilities was as follows:

	Forty Weeks Ended
	October 5, 2024	October 7, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$400,551	$386,668
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$387,266	$312,808

During first quarter of 2024, the Company entered into a sale-leaseback transaction where the Company sold a building and land and entered into a three-year lease of the property upon the sale. This transaction resulted in a gain of $22.3 million and is included in selling, general and administrative expenses on the condensed consolidated statement of operations.
9.    Share Repurchase Program

The Company’s Board of Directors had previously authorized $2.7 billion to its share repurchase program. The share repurchase program permits the repurchase of the Company’s common stock on the open market and in privately negotiated transactions from time to time. Amendment No. 5 to the Company’s 2021 Credit Agreement generally prohibits open market share repurchases.

During the twelve and forty weeks ended October 5, 2024 and October 7, 2023, the Company did not purchase any shares of the Company’s common stock under the share repurchase program. The Company had $947.3 million remaining under the share repurchase program as of October 5, 2024.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Amounts presented in thousands, except per share data, unless otherwise stated)
(Unaudited)
10.    Earnings per Share

The computations of basic and diluted earnings per share were as follows:

	Twelve Weeks Ended		Forty Weeks Ended
	October 5, 2024	October 7, 2023	October 5, 2024	October 7, 2023
Numerator
(Loss) income from continuing operations	$(25,363)	$(74,186)	$22,576	$5,166
Income from discontinued operations	19,349	12,149	56,413	59,696
Net (loss) income applicable to common shares	$(6,014)	$(62,037)	$78,989	$64,862

Denominator
Basic weighted-average common shares	59,684	59,474	59,618	59,411
Dilutive impact of share-based awards	218	156	260	177
Diluted weighted-average common shares(1)	59,902	59,630	59,878	59,588

Basic (loss) earnings per common share from continuing operations	$(0.42)	$(1.25)	$0.38	$0.09
Basic earnings per common share from discontinued operations	0.32	0.20	0.95	1.00
Basic (loss) earnings per common share	$(0.10)	$(1.05)	$1.33	$1.09

Diluted (loss) earnings per common share from continuing operations	$(0.42)	$(1.24)	$0.38	$0.09
Diluted earnings per common share from discontinued operations	0.32	0.20	0.94	1.00
Diluted (loss) earnings per common share	$(0.10)	$(1.04)	$1.32	$1.09
(1) For the twelve weeks ended October 5, 2024 and October 7, 2023, 570 thousand and 515 thousand restricted stock units (“RSUs”) were excluded from the diluted calculation as their inclusion would have been anti-dilutive. For the forty weeks ended October 5, 2024 and October 7, 2023, 536 thousand and 299 thousand RSUs were excluded from the diluted calculation as their inclusion would have been anti-dilutive.

11.    Share-Based Compensation

The Company grants time based RSUs, market based RSUs and options to purchase common stock to certain employees under the Company’s 2023 Omnibus Incentive Compensation Plan. The general terms of the time-based and market-based RSUs and stock options are similar to awards previously granted by the Company. The Company records compensation expense for the grant date fair value of the option awards evenly over the vesting period.

During the twelve and forty weeks ended October 5, 2024, the Company granted the following time-based and market-based RSUs:

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Amounts presented in thousands, except per share data, unless otherwise stated)
(Unaudited)

	Twelve Weeks Ended	Forty Weeks Ended
Time-based RSUs
Number of awards	16.7	499.1
Weighted-average fair value	$49.11	$76.84

Market-based RSUs
Number of awards	—	143.9
Weighted-average fair value	$—	$113.31

For time-based RSUs, the fair value of each award was determined based on the market price of the Company’s stock on the date of grant adjusted for expected dividends during the vesting period, as applicable. The fair value of each market-based RSU was determined using a Monte Carlo simulation model.

During the twelve and forty weeks ended October 5, 2024, the Company granted the following stock options:

	Twelve Weeks Ended	Forty Weeks Ended
Number of awards	—	195.4
Weighted-average fair value	$—	$31.86

The fair value of each option was estimated on the date of grant by applying the Black-Scholes option-pricing valuation model.

	Twelve Weeks Ended	Forty Weeks Ended
Risk-free interest rate (1)	—%	4.1	-	4.2%
Expected term (2)	—	6 years
Expected volatility (3)	—%	41.6	-	42.6%
Expected dividend yield (4)	—%	1.4	-	1.5%
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

The total income tax benefit related to share-based compensation expense for the twelve and forty weeks ended October 5, 2024 was $2.4 million and $8.4 million. As of October 5, 2024, there was $85.4 million of unrecognized compensation expense related to all share-based awards that is expected to be recognized over a weighted-average period of 1.6 years.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Amounts presented in thousands, except per share data, unless otherwise stated)
(Unaudited)
12. Supplier Finance Programs

The Company maintains supply chain financing agreements with third-party financial institutions to provide the Company’s suppliers with enhanced receivables options. Through these agreements, the Company’s suppliers, at their sole discretion, may elect to sell their receivables due from the Company to the third-party financial institution at terms negotiated between the supplier and the third-party financial institution. The Company does not provide any guarantees to any third party in connection with these financing arrangements. The Company’s obligations to suppliers, including amounts due and scheduled payment terms, are not impacted, and no assets are pledged under the agreements. All outstanding amounts due to third-party financial institutions related to suppliers participating in such financing arrangements are recorded within accounts payable and represent obligations outstanding under these supplier finance programs for invoices that were confirmed as valid and owed to the third-party financial institutions in the Company’s Condensed Consolidated Balance Sheets. As of October 5, 2024, and December 30, 2023, $3.26 billion and $3.36 billion of the Company’s accounts payable were to suppliers participating in these financing arrangements.

13. Immaterial Restatement of Prior Period Financial Statements

As discussed in Note 1. Basis of Presentation, the Company made corrections to the consolidated financial statements for periods ended December 31, 2022, January 1, 2022, and the quarterly periods of 2023. A summary of the corrections related to prior periods presented are as follows (tables may not foot or cross foot due to rounding):

Condensed Consolidated Statement of Operations
October 7, 2023
	Twelve Weeks Ended
	As Previously Reported	Adjustments	As Corrected	Discontinued Operations	As Corrected, after Discontinued Operations
Cost of sales	$1,732,420	$16,379	$1,748,799	$348,161	$1,400,638
Gross profit	986,659	(16,379)	970,280	152,713	817,567
Selling, general and administrative expenses	1,030,355	878	1,031,233	135,088	896,145
Operating (loss) income	(43,696)	(17,257)	(60,953)	17,625	(78,578)
(Loss) Income before provision for income taxes	(64,319)	(17,257)	(81,576)	16,682	(98,258)
Provision for income taxes	(15,686)	(3,853)	(19,539)	4,533	(24,072)
Net (loss) income	$(48,633)	$(13,404)	$(62,037)	$12,149	$(74,186)

Basic (loss) earnings per share	$(0.82)	$(0.23)	$(1.05)	$0.20	$(1.25)
Diluted (loss) earnings per common share	$(0.82)	$(0.22)	$(1.04)	$0.20	$(1.24)

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Amounts presented in thousands, except per share data, unless otherwise stated)
(Unaudited)

Condensed Consolidated Statement of Operations
October 7, 2023
	Forty Weeks Ended
	As Previously Reported	Adjustments	As Corrected	Discontinued Operations	As Corrected, after Discontinued Operations
Cost of sales	$5,220,200	$29,877	$5,250,077	$1,095,887	$4,154,190
Gross profit	3,602,538	(29,877)	3,572,661	532,181	3,040,480
Selling, general and administrative expenses	3,407,445	2,272	3,409,717	450,479	2,959,238
Operating income (loss)	195,093	(32,149)	162,944	81,702	81,242
Income (loss) before provision for income taxes	124,894	(32,149)	92,745	81,219	11,526
Provision for income taxes	34,649	(6,766)	27,883	21,523	6,360
Net income (loss)	$90,245	$(25,383)	$64,862	$59,696	$5,166

Basic earnings (loss) per share	$1.52	$(0.43)	$1.09	$1.00	$0.09
Diluted earnings (loss) per common share	$1.51	$(0.42)	$1.09	$1.00	$0.09

Condensed Consolidated Statement of Comprehensive Income
October 7, 2023
	Twelve Weeks Ended
	As Previously Reported	Adjustments	As Corrected
Net (loss) income	$(48,633)	$(13,404)	$(62,037)
Currency translation adjustments	(10,737)	457	(10,280)
Total other comprehensive loss	(10,775)	457	(10,318)
Comprehensive (loss) income	$(59,408)	$(12,947)	$(72,355)

Condensed Consolidated Statement of Comprehensive Income
October 7, 2023
	Forty Weeks Ended
	As Previously Reported	Adjustments	As Corrected
Net income	$90,245	$(25,383)	$64,862
Currency translation adjustments	(2,577)	126	(2,451)
Total other comprehensive loss	(2,456)	126	(2,330)
Comprehensive income	$87,789	$(25,257)	$62,532

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Amounts presented in thousands, except per share data, unless otherwise stated)
(Unaudited)

Condensed Consolidated Statements of Changes in Stockholders’ Equity
Twelve Weeks Ended October 7, 2023
	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Twelve Weeks Ended As Previously Reported
Balance at July 15, 2023	$(36,824)	$4,767,168	$2,723,187
Net loss	—	(48,633)	(48,633)
Total other comprehensive loss	(10,775)	—	(10,775)
Balance at October 7, 2023	$(47,599)	$4,690,424	$2,646,868
Adjustments
Balance at July 15, 2023	$117	$(80,650)	$(80,533)
Net loss(1)	—	(13,404)	(13,404)
Total other comprehensive income	457	—	457
Balance at October 7, 2023	$574	$(81,106)	$(80,532)
As Corrected
Balance at July 15, 2023	$(36,707)	$4,686,518	$2,642,654
Net loss	—	(62,037)	(62,037)
Total other comprehensive loss	(10,318)	—	(10,318)
Balance at October 7, 2023	$(47,025)	$4,609,318	$2,566,336
(1) Adjustments to retained earnings does not foot due to the previous adjustments made in third quarter 2023.

Condensed Consolidated Statements of Changes in Stockholders’ Equity
Forty Weeks Ended October 7, 2023
	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Forty Weeks Ended As Previously Reported
Balance at December 31, 2022	$(45,143)	$4,744,624	$2,678,281
Net income	—	90,245	90,245
Total other comprehensive loss	(2,456)	—	(2,456)
Balance at October 7, 2023	$(47,599)	$4,690,424	$2,646,868
Adjustments
Balance at December 31, 2022	$448	$(79,537)	$(79,089)
Net loss(1)	—	(25,383)	(25,383)
Total other comprehensive income	126	—	126
Balance at October 7, 2023	$574	$(81,106)	$(80,532)
As Corrected
Balance at December 31, 2022	$(44,695)	$4,665,087	$2,599,192
Net income	—	64,862	64,862
Total other comprehensive loss	(2,330)	—	(2,330)
Balance at October 7, 2023	$(47,025)	$4,609,318	$2,566,336
(1) Adjustments to retained earnings does not foot due to the previous adjustments made in third quarter 2023.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Amounts presented in thousands, except per share data, unless otherwise stated)
(Unaudited)

Condensed Consolidated Statement of Cash Flows
Forty Weeks Ended October 7, 2023
	As Previously Reported	Adjustments	As Corrected	Discontinued Operations	As Corrected, after Discontinued Operations
Net income	$90,245	$(25,383)	$64,862	$59,696	$5,166
Provision for deferred income taxes	(33,059)	5,248	(27,811)	—	(27,811)
Other, net	1,499	937	2,436	—	2,436
Net change in:
Receivables, net	(170,371)	(9,519)	(179,890)	(18,261)	(161,629)
Inventories, net	(41,025)	15,442	(25,583)	85,288	(110,871)
Accounts payable	(191,871)	28,500	(163,371)	(86,035)	(77,336)
Accrued expenses	145,704	21,521	167,225	(3,892)	171,117
Other assets and liabilities, net	(45,015)	(38,316)	(83,331)	(11,624)	(71,707)
Net cash provided by (used in) operating activities	30,404	(1,570)	28,834	57,148	(28,314)
Other, net (1)	(4,073)	(937)	(5,010)	—	(5,010)
Net cash provided by financing activities	204,984	(937)	204,047
Effect of exchange rate changes on cash	(1,942)	10	(1,932)
Net increase (decrease) in cash and cash equivalents	48,246	(2,497)	45,749
Cash and cash equivalents, beginning of period	269,282	1,523	270,805	50,670	220,135
Cash and cash equivalents, end of period	$317,528	$(974)	$316,554	$7,750	$308,804
(1) The summary of corrections table above inadvertently omitted disclosure for proceeds from the issuance of common stock as follows: $3.0 million as previously reported, $0 adjustments and $3.0 million as corrected.

14. Contingencies

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

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Amounts presented in thousands, except per share data, unless otherwise stated)
(Unaudited)

15. Subsequent Events

Sale of Worldpac

On November 1, 2024, the Company completed the sale of Worldpac for a cash consideration of $1.5 billion, with customary adjustments for working capital and other items. The Company received net proceeds of approximately $1.2 billion from the transaction after paying transaction fees and taxes. The Company intends to use net proceeds from the transaction for general corporate purposes, which may include the provision of additional working capital, funding internal operational improvement initiatives and repayment or refinancing of outstanding indebtedness.

Credit Agreement Amendment No. 5

On November 13, 2024, the Company entered into Amendment No. 5 to the 2021 Credit Agreement. Amendment No. 5 (i) permits up to $575 million of certain restructuring charges to be added back to Consolidated EBITDAR (as defined therein), (ii) permits up to $800 million of unrestricted cash to be netted out of debt in the calculation of the Leverage Ratio (as defined therein), and (iii) reduces the minimum Consolidated Coverage Ratio (as defined therein) to 1.50 to 1.00 through July 12, 2025 and 1.75 to 1.00 thereafter. Amendment No. 5 also reduced the unsecured revolving credit facility under the 2021 Credit Agreement from $1.2 billion to $1.0 billion and amended the pricing on the loans thereunder in connection with changes in the Company’s credit ratings, as described below.

The interest rates on outstanding amounts, if any, on the revolving facility under the 2021 Credit Agreement will be based, at the Company’s option, on Term SOFR (as defined in the 2021 Credit Agreement), plus a margin, or an alternate base rate, plus a margin. The margins per annum for the revolving loan will vary from 0.795% to 1.525% for Term SOFR (with margins of 1.325% or greater applying when credit ratings are below BBB/Baa2) and from 0.00% to 0.525% for alternate base rate (with margins of 0.325% or greater applying when credit ratings are below BBB/Baa2) based on the assigned debt ratings of the Company. A facility fee will be charged on the total revolving facility commitment, payable quarterly in arrears, in an amount that will vary from 0.08% to 0.35% (with rates of 0.250% or greater applying when credit ratings are below BB+/Ba1) per annum based on the assigned debt ratings of the Company.

Amendment No. 5 also updated certain covenants and other limitations on the Company, including (i) expanding the scope of the covenant restricting the ability to create, incur or assume additional debt to cover Advance Auto Parts, Inc., (ii) restricting the Company’s rights to complete share repurchases and increase cash dividend amounts, (iii) requiring the Company to grant liens on deposit accounts, inventory and accounts receivables if credit ratings are downgraded below a minimum threshold, (iv) imposing an additional monthly minimum daily liquidity financial covenant of $750 million, (v) providing for the maturity date under the 2021 Credit Agreement to automatically spring forward to the extent necessary for the 2021 Credit Agreement to mature at least 91 days prior to any scheduled maturity date under any of the Company’s senior unsecured notes, (vi) prohibiting further extensions of the maturity date under the 2021 Credit Agreement beyond the existing maturity date, and (vii) eliminating certain baskets for additional indebtedness, liens, and asset sales.

Restructuring Plan

On November 13, 2024, the Company’s Board of Directors approved a restructuring and asset optimization plan designed to improve the Company’s profitability and growth potential and streamline its operations. This plan anticipates closure of approximately 500 stores, approximately 200 independent locations and four distribution centers by mid-2025, as well as headcount reductions.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Amounts presented in thousands, except per share data, unless otherwise stated)
(Unaudited)
The costs that will be incurred as a result of the Company’s plan include severance and employee benefit costs, voluntary termination benefits, and other exit costs that qualify as exit and disposal costs. Additionally, the Company expects to incur costs related to the closure of stores, independent locations and distribution centers, including asset-related charges, lease termination fees and other incremental costs to exit facilities. The Company currently estimates that it will incur approximately $45 million of involuntary and voluntary severance costs and benefits, a range of approximately $100 - $250 million of net costs associated with lease terminations, a range of approximately $130 - $150 million of other closure-related costs, including closure costs for stores and distribution centers and related consultant fees, and a range of approximately $75 - $350 million of asset-related charges and other non-cash costs.

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

Management Overview

A high-level summary of the Company’s financial results for continuing operations for the third quarter of 2024 includes:

•Net sales during the third quarter of 2024 were $2.15 billion, a decrease of 3.2% compared with the third quarter of 2023. Comparable store sales declined 2.3%.
•Gross profit margin for the third quarter of 2024 was 42.3% of net sales, an increase of 541 basis points compared with the third quarter of 2023. Gross profit margin was positively impacted due to lapping the one-time impact in the change for inventory reserves in the prior year coupled with stabilizing product costs in the current year. This was offset by strategic pricing investments.
•Selling, general and administrative (“SG&A”) expenses for the third quarter of 2024 were 42.2% of net sales, an increase of 185 basis points compared with the third quarter of 2023. This increase was primarily due to wage investments in frontline team members, implementation of the Company’s strategic plan and the expenses related to the remediation of the previously disclosed material weaknesses. This was partially offset by a reduction in marketing expenses.
•The Company generated diluted loss per share of $0.42 during the third quarter of 2024, compared with diluted loss per share of $1.24 for the comparable period of 2023.

Business and Risks Update

The Company continues to make progress on the various elements of its business plan, which is focused on improving the customer experience, margin expansion, and driving consistent execution for both professional and DIY customers. To achieve these improvements, the Company has undertaken planned strategic actions to help build a foundation for long-term success across the organization, which include:

•The completion of the sale of Worldpac for $1.5 billion, with customary adjustments for working capital and other items. The transaction closed on November 1, 2024;
•Reducing costs to remain competitive while reinvesting in the frontline;
•Making organizational changes to position the Company for success;
•Completing an assessment of the productivity of all assets, including company-owned stores and Carquest Independents; and
•Consolidating the Company’s supply chain.

In addition, the Company has outlined a restructuring and asset optimization plan designed to improve the Company’s profitability and growth potential and streamline its operations. The plan focuses on initiatives and actions in store operations, merchandising excellence and supply chain.

As discussed in Note 3. Discontinued Operations, on August 22, 2024, the Company entered into a definitive purchase agreement to sell Worldpac, which subsequently closed on November 1, 2024. Unless otherwise noted, the discussion below relates to the Company’s continuing operations.

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

Stores

Key factors in selecting sites and market locations in which the Company operates include population, demographics, traffic count, vehicle profile, competitive landscape, and the cost of real estate. During the forty weeks ended October 5, 2024, 24 stores were opened/converted and 29 were closed, resulting in a total of 4,781 stores as of the end of the third fiscal quarter compared with a total of 4,786 stores as of December 30, 2023.

Results of Operations

	Twelve Weeks Ended					$ Favorable/ (Unfavorable)	Basis Points
($ in millions)	October 5, 2024			October 7, 2023
Net sales	$2,148.0		100.0%	$2,218.2	100.0%	$(70.2)	—
Cost of sales	1,240.1		57.7	1,400.6	63.1	160.5	541
Gross profit	907.9	907.9	42.3	817.6	36.9	90.3	541
SG&A	907.5		42.2	896.1	40.4	(11.4)	(185)
Operating income	0.4		0.1	(78.5)	(3.5)	78.9	356
Interest expense	(18.8)		(0.9)	(19.4)	(0.9)	0.6	—
Other income (loss), net	2.4		0.1	(0.3)	—	2.7	13
Provision for income taxes	9.4		0.4	(24.1)	(1.1)	(33.5)	(152)
Net (loss) income	$(25.4)		(1.2)%	$(74.2)	(3.3)%	$48.7	217

	Forty Weeks Ended				$ Favorable/ (Unfavorable)	Basis Points
($ in millions)	October 5, 2024		October 7, 2023
Net sales	$7,098.3	100.0%	$7,194.7	100.0%	$(96.4)	—
Cost of sales	4,036.9	56.9	4,154.2	57.7	117.3	(87)
Gross profit	3,061.4	43.1	3,040.5	42.3	20.9	87
SG&A	2,954.7	41.6	2,959.2	41.1	4.5	(50)
Operating income	106.7	1.5	81.3	1.1	25.4	37
Interest expense	(62.1)	(0.9)	(69.9)	(1.0)	7.8	10
Other income, net	12.8	0.2	0.2	—	12.6	18
Provision for income taxes	34.8	0.5	6.4	0.1	(28.4)	(40)
Net income	$22.6	0.3%	$5.2	0.1%	$17.4	25
Note: Table amounts may not foot due to rounding.

Net Sales

For the third quarter of 2024, net sales decreased 3.2% and comparable store sales declined 2.3% compared with the third quarter of 2023. Net sales were negatively impacted by volume decline coupled with strategic pricing investments, partially offset by favorable channel mix. Category growth was led by batteries and filters, partially offset by discretionary categories.

Net sales for the forty weeks ended October 5, 2024, decreased 1.3% compared with the same period in 2023. Comparable store sales decreased 0.62% for the forty weeks ended October 5, 2024, compared with the forty weeks ended October 7, 2023. Category growth was led by batteries, filters and engine management, partially offset by discretionary categories.

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

Gross Profit

Gross profit for the third quarter of 2024 was $907.9 million, or 42.3% of net sales, compared with $817.6 million, or 36.9% of net sales, for the third quarter of 2023. This increase was primarily due to lapping the one-time impact in the change for inventory reserves in the prior year coupled with stabilizing product costs. This was offset by strategic pricing investments.

Gross profit for the forty weeks ended October 5, 2024 and October 7, 2023 was $3.06 billion, or 43.1% of net sales, and $3.04 billion, or 42.3% of net sales. This increase was primarily due to lapping the one-time impact in the change for inventory reserves in the prior year. Gross profit margin expansion was partially offset by lower sales and strategic pricing investments.

Selling, General and Administrative Expenses

SG&A expenses for the third quarter of 2024 were $907.5 million, or 42.2% of net sales, compared with $896.1 million, or 40.4% of net sales, for the third quarter of 2023. SG&A expenses for the forty weeks ended October 5, 2024 were $2.95 billion, or 41.6% of Net sales, compared with $2.96 billion, or 41.1% of Net sales, for the forty weeks ended October 7, 2023. The increase of SG&A as a percentage of net sales was due to wage investments in frontline team members, implementation of the Company’s distribution optimization network and the remediation of the previously disclosed material weaknesses. This was partially offset by a reduction in marketing expenses.

Provision for Income Taxes

The Company’s provision for income taxes for the third quarter of 2024 was an expense of $9.4 million compared with a benefit of $24.1 million for the same period in 2023. The Company’s provision for income taxes for the forty weeks ended October 5, 2024 and October 7, 2023 was $34.8 million and $6.4 million. The increase in tax expense for the third quarter of 2024 and the forty weeks ended October 5, 2024 was a result of higher income before taxes and $10 million in tax expense related to a book to tax difference in the stock basis of Worldpac Canada as a result of the sale of Worldpac.

The Company’s effective tax rate was 60.6% and 55.2% for the forty weeks ended October 5, 2024 and October 7, 2023. The increase in the effective tax rate was due to the $10 million charge incurred by the Company as a related to book to tax basis difference in the stock basis of Worldpac Canada as a result of the sale of Worldpac.

Discontinued Operations

On August 22, 2024, the Company entered into a definitive purchase agreement to sell its Worldpac business and on November 1, the Company completed the sale. As a result, the Company has classified the results and cash flows of the Worldpac business as discontinued operations in its Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows for all periods presented. The related assets and liabilities associated with the discontinued operations are classified as held for sale, in the Condensed Consolidated Balance Sheets. See Note 3. Discontinued Operations in the Company’s condensed consolidated financial statements included elsewhere in this report for additional information.

Reconciliation of Non-GAAP Financial Measures

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes certain financial measures not derived in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Non-GAAP financial measures, including Adjusted Net income, Adjusted EPS, Adjusted SG&A Margin, and Adjusted Operating Income, should not be used as a substitute for GAAP financial measures, or considered in isolation, for the purpose of analyzing our operating performance, financial position or cash flows.
The company has presented these non-GAAP financial measures as the company believes that the presentation of the financial results that exclude (1) transformation expenses under the company’s turnaround plan, (2) other significant costs and (3) nonrecurring tax expense are useful and indicative of the company's base operations because the expenses vary from period to period in terms of size, nature and significance. These measures assist in comparing the company’s current operating results with past periods and with the operational performance of other companies in the industry. The disclosure of these measures allows investors to evaluate the company’s performance using the same measures management uses in developing internal budgets and forecasts and in evaluating management’s compensation. Included below is a description of the expenses the company has determined are not normal, recurring cash operating expenses necessary to operate the company’s business and the rationale for why providing these measures is useful to investors as a supplement to the GAAP measures.
Transformation Expenses — Costs incurred in connection with the company's turnaround plan and specific transformative activities related to asset optimization that the company does not view to be normal cash operating expenses. These expenses primarily include:
•Distribution network optimization — Costs primarily relating to the conversion of the stores and DCs to market hubs, including temporary labor, team member severance, long-lived asset write off charges and incremental depreciation, as a result of accelerating depreciation of long-lived assets over a shorter useful life as a result of the optimization plans.

•Third-party professional services — Costs relating to non-recurring services rendered by third-party vendors assisting with the turnaround initiatives.
Other Expenses — Costs incurred by the company that are not viewed as normal cash operating expenses and vary from period to period in terms of size, nature, and significance, including but not limited to executive turnover and incremental costs associated with remediating the company's previously-disclosed material weaknesses in internal control over financial reporting.
Nonrecurring Tax Expense — Income tax incurred by the company from the book to tax basis difference in the Worldpac Canada stock directly resulting from the sale of Worldpac.

The following table includes a reconciliation of this information to the most comparable GAAP measures:

	Twelve Weeks Ended		Forty Weeks Ended
	October 5, 2024	October 7, 2023	October 5, 2024	October 7, 2023
Net (loss) income from continuing operations (GAAP)	$(25,363)	$(74,186)	$22,576	$5,166
Selling, general and administrative adjustments:
Transformation expenses:
Distribution network optimization	8,909	—	13,943	—
Third-party professional services	3,582	50	5,301	320
Other charges:
Executive turnover	87	3,799	1,561	5,360
Material weakness remediation	1,293	429	3,649	429
Other significant costs(1)	2,394	—	3,491	—
Provision for income taxes on adjustments(2)	(4,066)	(1,070)	(6,986)	(1,527)
Nonrecurring tax expense	10,000	—	10,000	—
Adjusted net (loss) income (Non-GAAP)	$(3,164)	$(70,978)	$53,535	$9,748

Diluted (loss) earnings per share from continuing operations (GAAP)	$(0.42)	$(1.24)	$0.38	$0.09
Adjustments, net of tax	0.37	0.05	0.52	0.07
Adjusted EPS (Non-GAAP)	$(0.05)	$(1.19)	$0.90	$0.16
(1) During the twelve and forty weeks ended October 5, 2024, the Company recorded expense of $2.4 million and $3.5 million for costs incurred following a cybersecurity incident that occurred over these periods.
(2) The income tax impact of non-GAAP adjustments is calculated using the estimated tax rate in effect for the respective non-GAAP adjustments.

Liquidity and Capital Resources

Overview

The Company’s primary cash requirements necessary to maintain the Company’s current operations include payroll and benefits, inventory purchases, contractual obligations, capital expenditures, payment of income taxes, funding of initiatives and other operational priorities, including payment of interest on the Company’s long-term debt. Historically, the Company has also used available funds to repay borrowings under the Company’s credit facility, to periodically repurchase shares of the Company’s common stock under the share repurchase program, to pay the Company’s quarterly cash dividend and for acquisitions. The Company also anticipates using cash in connection with its restructuring and asset optimization plan, as more fulsomely described in Note 15. Subsequent Events. The Company’s future uses of cash may differ, including with respect to the weight the Company places on the preservation of cash and liquidity, degree of investment in the Company’s business and other capital allocation priorities.

Typically, the Company has funded its cash requirements primarily through cash generated from operations, supplemented by borrowings under the Company’s credit facilities and note offerings as needed. On August 22, 2024, the Company entered into a definitive purchase agreement to sell its Worldpac business for $1.5 billion, with customary adjustments for working capital and other items, as well as provision of letters of credit in an aggregate amount of up to $200 million for up to 12 months following the closing of the transaction, which letter of credit exposure will reduce to zero no later than 24 months after the closing, to support supply chain financing for the buyer. The transaction closed on November 1, 2024. Net proceeds from the transaction after paying expenses and taxes was approximately $1.2 billion. The Company intends to use net proceeds from the transaction for general corporate purposes, which may include the provision of additional working capital, funding internal operational improvement initiatives and repayment or refinancing of outstanding indebtedness. The Company believes funds generated from its expected results of operations, available cash and cash equivalents, net proceeds from the Worldpac sale and available borrowings under credit facilities and note offerings as needed will be sufficient to fund its obligations for the next year and beyond.

The Company’s supplier finance programs did not have a material impact on its liquidity or capital resources in the periods presented nor does the Company expect such arrangements to have a material impact on its liquidity for the foreseeable future. However, as further described below, a future decline in our credit ratings would be expected to result in a significant impact to bank participation in the Company’s supplier finance programs. While the Company does not expect such an impact to have a material impact on our overall liquidity, the Company does expect that it would have a material impact on its capital resources and capital allocation. See Note 12. Supplier Finance Programs of the Company’s condensed consolidated financial statements for further discussion.

On November 13, 2024, the Company entered into Amendment No. 5 to the 2021 Credit Agreement. Amendment No. 5 (i) permits up to $575 million of certain restructuring charges to be added back to Consolidated EBITDAR (as defined therein), (ii) permits up to $800 million of unrestricted cash to be netted out of debt in the calculation of the Leverage Ratio (as defined therein), and (iii) reduces the minimum Consolidated Coverage Ratio (as defined therein) to 1.50 to 1.00 through July 12, 2025 and 1.75 to 1.00 thereafter. Amendment No. 5 also reduced the unsecured revolving credit facility under the 2021 Credit Agreement from $1.2 billion to $1.0 billion, amended the pricing on the loans thereunder in connection with changes in the Company’s credit ratings and imposed certain other restrictions as described more fulsomely in Note 15. Subsequent Events.

Share Repurchase Program

The Company’s share repurchase program permits the repurchase of the Company’s common stock on the open market and in privately negotiated transactions from time to time. The Company’s most recent amendment to the 2021 Credit Agreement generally prohibits open market share repurchases.

During the third quarter and forty weeks ended October 5, 2024 and October 7, 2023, the Company did not purchase any shares of its common stock under the share repurchase program. The Company had $947.3 million remaining under the share repurchase program as of October 5, 2024.

Analysis of Cash Flows

The following table summarizes the Company’s cash flows from operating, investing and financing activities:

	Forty Weeks Ended
(in thousands)	October 5, 2024	October 7, 2023
Cash flows provided by (used in) operating activities	$81,019	$(28,314)
Cash flows used in investing activities	(116,482)	(172,185)
Cash flows (used in) provided by financing activities	(57,732)	204,047
Effect of exchange rate changes on cash	11,766	(1,932)
Net (decrease) increase in cash and cash equivalents	$(81,429)	$1,616
* Net (decrease) increase in cash and cash equivalents is presented on a continuing basis which varies from the Condensed Consolidated Statements of Cash Flows which is presented on a consolidated basis.

Operating Activities

For the forty weeks ended October 5, 2024, cash flows provided by operating activities increased by $109.3 million to $81.0 million compared with the same period of prior year. The net increase in cash flows provided by operating activities was primarily attributable to a decrease in net working capital compared with prior year.

Investing Activities

For the forty weeks ended October 5, 2024, cash flows used in investing activities decreased by $55.7 million to $116.5 million compared with the same period of prior year. The decrease in cash used in investing activities was attributable to lower capital spend due to fewer store openings and fewer IT projects partially offset by an increase in spend on distribution network optimizations.

Financing Activities

For the forty weeks ended October 5, 2024, cash flows used in financing activities was $57.7 million, an increase of $261.8 million compared with the same period of prior year. The increase in cash used in financing activities was due to the issuances of senior unsecured notes in the prior year. This was partially offset by a decrease in dividends paid in the current year compared with the prior year.

The Company’s Board of Directors has declared a cash dividend every quarter since 2006. Any payments of dividends in the future will be at the discretion of the Company’s Board of Directors and will depend upon the Company’s results of operations, cash flows, capital requirements and other factors deemed relevant by the Board of Directors. In addition, Amendment No. 5 to the 2021 Credit Agreement prevents the Company from increasing the amount of our cash dividends.

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

For additional information, refer to Note 7. Long-term Debt and Fair Value of Financial Instruments of the Notes to the Condensed Consolidated Financial Statements included herein.

As of October 5, 2024, the Company had a credit rating from S&P of BB+ and from Moody’s Investor Service of Baa3. As of October 5, 2024, the outlooks by Standard & Poor’s and Moody’s on the Company’s credit rating were stable and negative, respectively. The current pricing grid used to determine the Company’s borrowing rate under the Credit Agreement is based on the Company’s credit ratings. The Company anticipates that it may receive a future downgrade in its credit ratings dependent on the strength of its balance sheet and the success and timing of its efforts to improve business operations. If the Company’s credit ratings decline, the interest rate on outstanding balances may increase and the Company’s access to additional financing on favorable terms may be limited. The most recent amendment to the Company’s 2021 Credit Agreement provides for securitization of amounts outstanding under the facility in the event that the Company’s ratings decline to a certain level. In addition, declines could reduce the attractiveness of certain supplier finance programs whereby third-party institutions finance arrangements to the Company’s vendors based on the Company’s credit rating, which could result in increased working capital requirements. The Company expects that a future decline in its credit ratings would have a significant impact on bank participation in its supplier finance programs, resulting in increased working capital requirements. The Company believes that its sources of cash, together with its ability to generate cash through existing or new credit facilities and notes offerings as needed, will be sufficient to fund any increases in working capital requirements.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in the Company’s exposure to market risk since December 30, 2023. Refer to “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in the Company’s 2023 Form 10-K.

ITEM 4.CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are controls and other procedures that are designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Internal controls over financial reporting, no matter how well designed, have inherent limitations, including the possibility of human error and the override of controls. Therefore, even those systems determined to be effective can provide only “reasonable assurance” with respect to the reliability of financial reporting and financial statement preparation and presentation. Further, because of changes in conditions, the effectiveness of our internal controls may vary over time.

Management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of October 5, 2024. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective to accomplish their objectives at the reasonable assurance level solely due to the material weakness related to account reconciliations described below.

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

The Company has devoted significant time and resources to complete its remediation of the material weakness described above and has made significant progress towards the remediation during the third quarter of 2024. The following components of the remediation plan, among others, have been executed:

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
•Assessed the specific training needs for newly hired and existing personnel and developed and delivered training programs designed to uphold our internal controls standards. Monthly trainings have been held with account reconciliation preparers and reviewers along with target trainings for individual control owners; and
•Following the departure of the Company’s Chief Financial Officer during the third fiscal quarter of 2023, hired a new Chief Financial Officer who began employment with the Company on November 27, 2023.

The Company considers that the actions described above are comprehensive and have sufficiently strengthened the Company’s internal control over financial reporting. The significant progress observed to date provides evidence that the remediation efforts are effective in improving the control environment. Based on management’s evaluation of the Company’s accounting resources and personnel used to fulfill internal control responsibilities over a sustained period of financial reporting, the Company has concluded that the material weakness over accounting resources has been fully remediated as of October 5, 2024.

Details on Account Reconciliation Material Weakness

In addition, as disclosed in our Form 10-Q for the period ended April 20, 2024, in connection with the preparation of the financial statements for the first quarter of 2024, management identified certain cash account reconciliations whereby a former employee in the Company’s India-based shared services center circumvented a cash reconciliation controls policy and concealed unreconciled items. This individual did not follow the Company’s policy to display all reconciling items in the reconciliation process. The company has taken appropriate remediation measures as previously disclosed including adding redundant or compensating controls, and has implemented a quality control function. Consistent with prior quarter, the Company is targeting completion of the account reconciliation material weaknesses in the second half of fiscal 2024.

Management believes that the Condensed Consolidated Financial Statements and related financial information included in this Form 10-Q present fairly, in all material respects, our balance sheets, statements of operations, comprehensive income and cash flows as of and for the periods presented.

Changes in Internal Control Over Financial Reporting

Except for the changes described above, there has been no change in the Company’s internal control over financial reporting during the third quarter ended October 5, 2024, that has materially affected or is reasonably likely to materially affect its internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

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

ITEM 1A.RISK FACTORS
Restructuring our operations is a significant undertaking and introduces risk to the continuity and results of our operations.

In November 2024, we announced a plan to restructure our operations to improve profitability and growth potential and streamline our operations. This plan is supplemental to other ongoing initiatives to simplify our business and improve profitable growth and entails, among other items, certain store and independent location closures as well as headcount reductions and organizational design changes to align our workforce to the expected needs of our business. We are also pursuing efficiencies in procurement, pricing and professional and outside services, in addition to operational efficiencies. These measures are subject to known and unknown risks and uncertainties, including whether we have targeted the appropriate areas for our cost-saving efforts and at the appropriate scale, our ability to successfully execute the restructuring plan and achieve the cost-savings anticipated while minimally disrupting our operations and whether, if required in the future, we will be able to appropriately target any additional areas for our cost-saving efforts.

We expect to incur restructuring charges and undertake other exit-related activities as a result of such initiatives. For example, execution of our plan is expected to result in the termination of certain leases, leading to exits of certain properties over time and the incurrence of expenses, including but not limited to impairment charges and contingent obligations, which could be material. The terms, scope and timing of any additional changes to our lease obligations, as well as any other effects on our landlord relationships or reputation with other real estate owners, are uncertain. As a result of the restructuring plan, we expect to incur approximately $300 - 500 million of cash charges, primarily as a result of closure sites and the reduction in force. Our expectations for charges to be incurred and cash to be expended in connection with the restructuring activities are based on a number of assumptions, and we may experience unanticipated consequences, such as higher than anticipated lease termination and facility closure costs, asset impairment or other unforeseen expenses related to the restructuring.

Implementing any restructuring plan, including the one we have outlined, presents potential risks that may impair our ability to achieve or sustain anticipated cost reductions or operational improvements. These risks include the potential for management distraction from ongoing business activities, requirement of capital investment that could otherwise be used for the operation and growth of our existing business, inadequate support of important business functions due to staffing changes and other cost reduction efforts, delays or inability to achieve targeted efficiencies as a result of economic, competitive or other factors, failure to maintain adequate controls and procedures while executing our restructuring plans, disruptions to important business relationships, and damage to our reputation and brand. Additionally, as a result of restructuring initiatives, we may experience a loss of continuity and accumulated knowledge or increased employee attrition and difficulty attracting and retaining highly skilled employees, which may, among other things, slow the progress of our turnaround initiatives or impair our ability to maintain and enhance our internal controls and procedures.

The implementation of our restructuring efforts, including the potential reduction of our facilities and workforce, may not improve our operational and cost structure or result in greater efficiency of our organization; and we may not be able to support sustainable profitable growth following our restructuring actions. Failure to achieve or sustain the expected cost reductions and other benefits related to these restructuring initiatives could have a material adverse effect on our results of operations, financial condition and cash flows.

Please refer to “Item 1A. Risk Factors” found in the 2023 Form 10-K filed for the year ended December 30, 2023 for risks that, if they were to occur, could materially adversely affect the Company’s business, financial condition, results of operations, cash flows and future prospects, which could in turn materially affect the price of the Company’s common stock.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth the information with respect to repurchases of the Company’s common stock for the quarter ended October 5, 2024:

	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
July 14, 2024 to August 10, 2024	11	$64.93	—	$947,339
August 11, 2024 to September 7, 2024	8,412	$46.29	—	$947,339
September 8, 2024 to October 5, 2024	11,809	$42.10	—	$947,339
Total	20,232	$43.85	—
(1) The aggregate cost of repurchasing shares in connection with the net settlement of shares issued as a result of the vesting of restricted stock units was $0.9 million, or an average price of $43.85 per share, during the third quarter of 2024.

ITEM 5.     OTHER INFORMATION
During the third quarter of 2024, no Rule 10b5-1 or non-Rule 10b5-1 trading arrangements were adopted or terminated by the Company’s officers or directors as each term is defined in Item 408 of Regulation S-K.

	EXHIBIT INDEX	Incorporated by Reference			Filed
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith
3.1	Fifth Amendment to Restated Certificate of Incorporation, effective August 9, 2024	10-Q	3.1	8/22/2024
3.2	Composite Restated Certificate of Incorporation of Advance Auto Parts, Inc., effective August 9, 2024	10-Q	3.2	8/22/2024
3.3	Amended and Restated Bylaws of Advance Auto Parts, Inc., effective August 8, 2023.	10-Q	3.2	8/18/2020
10.1	Sale and Purchase Agreement, dated August 22, 2024, between Advance Auto Parts, Inc. and Wheels Bidco, Inc.	8-K	10.1	8/22/2024
10.2	Amendment effective September 13, 2024 to Employment Agreement effective October 2, 2022 between Advance Auto Parts, Inc. and Herman Word, Jr.	8-K	10.1	9/13/2024
10.3	Deferred Stock Unit Plan for Non-Employee Directors and Selected Executives (as amended and restated effective August 7, 2024)				X
10.4	Form of Indemnification Agreement with Directors and Officers				X
10.5	Amendment No. 5 to the Credit Agreement dated as of November 13, 2024	8-K	10.1	11/14/2024
22.1	List of the Issuer and its Guarantor Subsidiaries.	10-Q	22.1	4/20/2024
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X
104.1	Cover Page Interactive Data file (Embedded within the Inline XBRL Documents and Included in Exhibit).				X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCE AUTO PARTS, INC.

Date: November 14, 2024	/s/ Ryan P. Grimsland
Ryan P. Grimsland Executive Vice President, Chief Financial Officer