Form 10-K
period 2024-12-28
ADVANCE AUTO PARTS INC
filed 2025-02-26
CIK 1158449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-K
________________________________________________

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2024

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

As of the last business day of the registrant’s most recently completed second fiscal quarter, July 13, 2024, the aggregate market value of common stock held by non-affiliates of the registrant was $2,350,271,465, based on the last sales price on July 13, 2024, as reported by the New York Stock Exchange.

As of February 21, 2025, the number of shares of the registrant’s common stock outstanding was 59,792,946 shares.

Documents Incorporated by Reference:

Portions of the registrant’s definitive proxy statement for its 2025 Annual Meeting of Stockholders, to be held on May 14, 2025, are incorporated by reference into Part III of this Form 10-K.

FORWARD-LOOKING STATEMENTS

Certain statements herein are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are usually identifiable by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast, “guidance,” “intend,” “likely,” “may,” “plan,” “position,” “possible,” “potential,” “probable,” “project,” “should,” “strategy,” “target,” “will,” or similar language. All statements other than statements of historical fact are forward-looking statements, including, but not limited to, statements about the Company’s strategic initiatives, restructuring and asset optimization plans, financial objectives, operational plans and objectives, statements about the sale of the Company’s Worldpac business, including statements regarding the benefits of the sale and use of proceeds therefrom, statements regarding expectations for economic conditions, future business and financial performance, as well as statements regarding underlying assumptions related thereto. Forward-looking statements reflect the Company’s views based on historical results, current information and assumptions related to future developments. Except as may be required by law, the Company undertakes no obligation to update any forward-looking statements made herein. Forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those projected or implied by the forward-looking statements. They include, among others, the Company’s ability to hire, train and retain qualified employees, the timing and implementation of strategic initiatives, risks associated with the Company’s restructuring and asset optimization plans, deterioration of general macroeconomic conditions, geopolitical factors including increased tariffs and trade restrictions, the highly competitive nature of the industry, demand for the Company’s products and services, risks relating to the impairment of assets, including intangible assets such as goodwill, access to financing on favorable terms, complexities in the Company’s inventory and supply chain and challenges with transforming and growing its business. Please refer to “Item 1A. Risk Factors” for a description of these and other risks and uncertainties that could cause actual results to differ materially from those projected or implied by the forward-looking statements.

PART I

Item 1.    Business.

Unless the context otherwise requires, the “Company,” “Advance,” and similar terms refer to Advance Auto Parts, Inc., its subsidiaries and their respective operations on a consolidated basis. The Company’s fiscal year consists of 52 or 53 weeks ending on the Saturday closest to December 31st each year. The Company’s previous three fiscal years ended on December 28, 2024 (“2024”), December 30, 2023 (“2023”) and December 31, 2022 (“2022”) and each included fifty-two weeks of operations.

Overview

Advance Auto Parts, Inc. and its subsidiaries is a leading automotive aftermarket parts provider in North America, serving both professional installers (“professional”) and “do-it-yourself” (“DIY”) customers, as well as independently-owned operators. The Company’s stores offer a broad selection of brand names, original equipment manufacturer (“OEM”) and owned brand automotive replacement parts, accessories, batteries and maintenance items for domestic and imported cars, vans, sport utility vehicles and light and heavy duty trucks. As of December 28, 2024, the Company operated 4,788 stores primarily under the trade names “Advance Auto Parts” and “Carquest.”

The Company was founded in 1929 as Advance Stores Company, Incorporated, and operated as a retailer of general merchandise until the 1980s. During the 1980s, the Company began targeting the sale of automotive parts and accessories to DIY customers. The Company initiated the professional delivery program in 1996 and has served professional customers since 2000. The Company has grown significantly as a result of strategic acquisitions, new store openings and comparable store sales growth. Advance Auto Parts, Inc., a Delaware corporation, was incorporated in 2001 in conjunction with the acquisition of Discount Auto Parts, Inc. In 2014, the Company acquired General Parts International, Inc. (“GPI”), a privately-held company that was a leading distributor and supplier of original equipment and aftermarket automotive replacement products for professional markets operating under the Carquest and Worldpac trade names.

On November 1, 2024, the Company completed the sale of the Worldpac business for net proceeds of approximately $1.47 billion after transaction costs and excluding the impact of taxes. The transaction reflects a strategic shift in the Company’s business with increased focus on the Advance blended-box model. Refer to Note 20. Discontinued Operations of the notes to the Consolidated Financial Statements included herein for further details.

On November 13, 2024, the Company’s Board of Directors approved a restructuring and asset optimization plan (“2024 Restructuring Plan”) designed to improve the Company’s profitability and growth potential and streamline its operations. This plan is supplemental to other ongoing initiatives to simplify the Company's business and improve profitable growth and entails, among other items, certain store and independent location closures as well as headcount reductions and organizational design changes to align the Company’s workforce to the expected needs of the Company's business. The Company is also pursuing efficiencies in procurement, pricing and professional and outside services, in addition to operational efficiencies. Refer to Note 3. Restructuring of the notes to the Consolidated Financial Statements included herein for further details.

Stores

During 2024, 42 stores were opened and 40 were closed, resulting in a total of 4,788 stores as of December 28, 2024 compared with a total of 4,786 stores as of December 30, 2023. On November 14, 2024, the Company announced the 2024 Restructuring Plan, which includes the reduction of approximately 500 stores, approximately 200 independent locations and four distribution centers by mid-2025.

The Company serves its professional and DIY customers through a variety of channels ranging from traditional “brick and mortar” store locations to self-service e-commerce sites. The Company believes it is better able to meet its customers’ needs by operating under two trade names, which are as follows:

Advance Auto Parts — The Company’s 4,507 stores, inclusive of 316 hubs, as of December 28, 2024, are generally located in freestanding buildings with a focus on both professional and DIY customers. The average size of an Advance Auto Parts location (including stores, hubs and market hubs) is approximately 8,000 square feet. These stores carry a wide variety of products serving aftermarket auto part needs for both domestic and import vehicles with product offerings of approximately 23,600 stock keeping units (“SKUs”), consisting of a custom mix of products based on each store’s market. Supplementing the Company’s stores’ inventory on-hand, less common SKUs are also available on a same-day or next-day basis from any of the larger hub stores or market hub locations.

Carquest — The Company’s 281 stores as of December 28, 2024, including 149 stores in Canada, are generally located in freestanding buildings with a primary focus on professional customers, but also serve DIY customers. The average size of a Carquest store is approximately 7,500 square feet. These stores carry a wide variety of products serving the aftermarket auto part needs for both domestic and import vehicles with a product offering of approximately 16,400 SKUs. As of December 28, 2024, 934 independently-owned stores operated under the Carquest name.

Store Development

The key factors used in selecting sites and market locations in which the Company operates include population, demographics, traffic count, vehicle profile, number and strength of competitors’ stores and the cost of real estate. As of December 28, 2024, 4,639 stores were located across 48 U.S. states and two U.S. territories, and 149 stores were located across six Canadian provinces.

The Company serves the stores primarily from its executive office in Raleigh, NC.

Company Products

The following table shows some of the types of products that the Company sells by major category:

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
Wiper blades

The Company provides customers with quality products that are often offered at a good, better or best recommendation differentiated by price and quality. The Company accepts customer returns for many new, core and warranty products. Customer returns have historically been immaterial.

Customers

The Company’s professional customers primarily consist of customers for whom the Company delivers products to their places of business, including garages, service stations and auto dealerships. The Company’s professional sales represented approximately 50% of sales in 2024, 2023 and 2022. The Company also serves 934 independently-owned Carquest stores with shipments directly from distribution centers. DIY customers are primarily served through the Company’s stores, but can also order online to pick up merchandise at a nearby store or have their purchases shipped directly to them. Except where prohibited, the Company also provides a variety of services at its stores free of charge to customers, including:

•Battery and wiper installation;
•Check engine light scanning;
•Electrical system testing, including batteries, starters and alternators;
•Oil and battery recycling; and
•Loaner tool programs.

The Company also serves customers online at www.AdvanceAutoParts.com or on the Advance Mobile App. Professional customers can conveniently place their orders electronically, including through MyAdvance.com, by phone or in-store, and the Company delivers products to their places of business.

Supply Chain

The Company’s supply chain consists of a network of distribution centers, hubs and stores that enable the Company to provide same-day or next-day availability to customers. As of December 28, 2024, the Company operated 28 distribution centers, ranging in size from approximately 70,000 to 943,000 square feet with total square footage of approximately 8.5 million, including one distribution center dedicated to reclamations. In 2024, the Company converted eight distribution centers to market hubs, closed four distribution centers as a result of the 2024 Restructuring Plan and closed one distribution center as part of the normal course of business. Additionally, nine distribution centers were sold as part of the Worldpac transaction.

Merchandise, Marketing and Advertising

In 2024, the Company purchased merchandise from over 634 vendors. The Company’s purchasing strategy involves negotiating agreements with vendors to purchase merchandise over a specified period of time along with other provisions, including pricing, rebates, volume and payment terms.

The Company aims to carry a broad selection of high quality and reputable brand name automotive parts and accessories that the Company believes will appeal to professional customers and also generate DIY customer traffic. Some of the Company’s brands include Bosch®, Castrol®, Dayco®, Denso®, Fram®, Gates®, Meguiar’sTM, Mobil 1TM, Moog®, Monroe®, NGK®, Prestone®, Purolator®, Trico® and Wagner®. In addition to these branded products, the Company stocks a wide selection of high-quality owned brand products with a goal of appealing to value-conscious customers. These categories of merchandise include batteries, brakes, chassis, ride control, engine management, filtration, chemicals and other parts under various owned brand names such as Carquest®, DieHard®, Driveworks® and Wearever®. For the DieHard® brand, the Company owns the right to sell batteries and to extend the DieHard® brand into other automotive and vehicular categories. The Company granted the seller an exclusive royalty-free, perpetual license to develop, market and sell DieHard® branded products in certain non-automotive categories.

The Company’s marketing and advertising programs are designed to drive brand awareness, consideration by consumers and omnichannel traffic by position in the aftermarket auto parts category. The Company strives to exceed its customers’ expectations end-to-end through a comprehensive online and in-store pick up experience, extensive parts assortment, quality brands, experienced parts professionals, professional programs that are designed to build loyalty with customers and the DIY customer loyalty program.

Seasonality

The Company’s business is somewhat seasonal in nature, with the highest sales usually occurring in the spring and summer months. In addition, the Company’s business can be affected by weather conditions. While unusually heavy precipitation tends to soften sales as elective maintenance is deferred during such periods, extremely hot or cold weather tends to cause automotive parts to fail at an accelerated rate which can lead to enhanced sales. The fourth quarter is generally the most volatile as weather and spending trade-offs typically influence the professional and DIY sales.

Human Capital

As of December 28, 2024, the Company employed approximately 33,200 full-time team members and 29,600 part-time team members. The Company’s workforce consisted of 87.4% of team members employed in store-level operations, 8.9% in distribution and 3.7% in corporate offices. As of December 28, 2024, approximately 1.5% of team members were represented by labor unions.

Additional information about the Company’s human capital resources can be found in the Corporate Sustainability and Social Report, which is available on the Company’s website. The Corporate Sustainability and Social Report is not, and will not be deemed to be, a part of this Annual Report on Form 10-K or incorporated by reference into any of the Company’s other filings with the Securities and Exchange Commission (“SEC”).

Intellectual Property

The Company owns a number of trade names, service marks and trademarks, including “Advance Auto Parts®,” “Advance Same Day®,” “Carquest®,” “CARQUEST Technical Institute®,” “DieHard®,” “DriverSide®,” “MotoLogic®,” “MotoShop® and “TECH-NET Professional Auto Service®”, for use in connection with the automotive parts business. In addition, the Company owns and has registered a number of trademarks for the owned brands. The Company believes that these trade names, service marks and trademarks are important to the merchandising strategy. The Company does not know of any infringing uses that would materially affect the use of these trade names and trademarks and will actively defend and enforce them.

Competition

The Company operates in both the professional and DIY markets of the automotive aftermarket industry. The Company’s primary competitors are (i) both national and regional chains of automotive parts stores, including AutoZone, Inc., NAPA, O’Reilly Automotive, Inc., The Pep Boys-Manny, Moe & Jack and Auto Plus (formerly Uni-Select USA, Inc.), (ii) internet-based retailers, (iii) discount stores and mass merchandisers that carry automotive products, (iv) wholesalers or jobbers stores, including those associated with national parts distributors or associations, (v) independently-owned stores and (vi) automobile dealers that supply parts. The Company believes that chains of automotive parts stores that, like the Company, have multiple locations in one or more markets, have competitive advantages in customer service, marketing, inventory selection, purchasing and distribution compared with independent retailers and jobbers that are not part of a chain or associated with other retailers or jobbers. The principal methods of competition in the business include brand recognition, customer service, product offerings, availability, quality, service with speed, price and store location.

Environmental and Other Regulatory Matters

The Company is subject to various federal, state and local laws and governmental regulations relating to the operation of the business, including those governing collection, transportation and recycling of automotive lead-acid batteries, used motor oil and other recyclable items and ownership and operation of real property. The Company sells products containing hazardous materials as part of the business. In addition, customers may bring automotive lead-acid batteries, used motor oil or other recyclable items onto the properties. The Company currently provides collection and recycling programs for used lead-acid batteries, used oil and other recyclable items at a majority of the stores as a service to its customers. Pursuant to agreements with third-party vendors, lead-acid batteries, used motor oil and other recyclable items are collected by team members, deposited onto pallets or into vendor supplied containers and stored by the Company until collected by the third-party vendors for recycling or proper disposal. The terms of the contracts with third-party vendors require that they are in compliance with all applicable laws and regulations. The Company’s third-party vendors who arrange for the removal, disposal, treatment or other handling of hazardous or toxic substances may be liable for the costs of removal or remediation at any affected disposal, treatment or other site affected by such substances. Based on the Company’s experience, the Company does not believe that there are any material environmental costs associated with the current business practice of accepting lead-acid batteries, used oil and other recyclable items as these costs are borne by the respective third-party vendors.

The Company owns and leases real property. Under various environmental laws and regulations, a current or previous owner or operator of real property may be liable for the cost of removal or remediation of hazardous or toxic substances on, under or in such property. These laws often impose joint and several liability and may be imposed without regard to whether the owner or operator knew of, or was responsible for, the release of such hazardous or toxic substances. Other environmental laws and common law principles also could be used to impose liability for releases of hazardous materials into the environment or work place, and third parties may seek recovery from owners or operators of real properties for personal injury or property damage associated with exposure to released hazardous substances. From time to time, the Company receives notices from the U.S. Environmental Protection Agency and state environmental authorities indicating that there may be contamination on properties that the Company owns, leases or operates or may have owned, leased or operated in the past or on adjacent properties for which the Company may be responsible. Compliance with these laws and regulations and clean-up of released hazardous substances have not had a material impact on operations to date.

The Company is also subject to numerous regulations including those related to labor and employment, discrimination, anti-bribery/anti-corruption, false claims, product quality and safety standards, data privacy, taxes, workplace safety, consumer protection and trade compliance. Compliance with any such laws and regulations has not had a material adverse effect on the operations to date. For more information, see the following disclosures in “Part I. Item 1A. Risk Factors” in this report.

Available Information

The Company’s internet address is www.AdvanceAutoParts.com. The Company’s website and the information contained therein or linked thereto are not part of this Annual Report on Form 10-K for 2024. The Company makes available free of charge through the Investor Relations website located at ir.advanceautoparts.com, the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, registration statements and amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934 (“Exchange Act”) as soon as reasonably practicable after the Company electronically files such materials with, or furnishes them to the SEC. The SEC maintains a website that contains reports, proxy statements and other information regarding issuers that file electronically with the SEC. These materials may be obtained electronically by accessing the SEC’s website at www.sec.gov.

Item 1A. Risk Factors.

One should consider carefully the risks and uncertainties described below together with the other information included in this Annual Report on Form 10-K, including without limitation, the Company’s consolidated financial statements and related notes thereto and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies. The occurrence of any of the following risks could materially adversely affect the Company’s business, financial condition, results of operations, cash flows and future prospects, which could in turn materially affect the price of the Company’s common stock.

Risks Related to the Company’s Operations and Strategy

If we are unable to successfully implement our business strategy, our business, financial condition, results of operations and cash flows could be adversely affected.

The Company undertook a comprehensive strategic and operational review to improve its performance of its business and create long-term value. This review resulted in, among other things, narrowed business priorities and initiatives aimed at improving core performance in key areas. The Company is currently making and expects to continue to make significant investments to improve its business. If the Company is unable to implement initiatives efficiently and effectively, the Company’s business, financial condition, results of operations and cash flows could be adversely affected. The Company could also be adversely affected if it has not appropriately prioritized and balanced its initiatives or if the Company is unable to effectively manage change throughout the organization. Implementing strategic initiatives could disrupt or reduce the efficiency of the Company’s operations and may not provide the anticipated benefits, or may provide them on a delayed schedule or at a higher cost. These risks increase when significant changes are undertaken and when multiple projects with interdependencies and shared human resources are pursued simultaneously.

Restructuring our operations is a significant undertaking and introduces risk to the continuity and results of the Company's operations.

In November 2024, the Company announced a plan to restructure its operations to improve profitability and growth potential and streamline the Company's operations. This plan is supplemental to other ongoing initiatives to simplify the Company's business and improve profitable growth and entails, among other items, certain store and independent location closures as well as headcount reductions and organizational design changes to align the Company’s workforce to the expected needs of the Company's business. The Company is also pursuing efficiencies in procurement, pricing and professional and outside services, in addition to operational efficiencies. These measures are subject to known and unknown risks and uncertainties, including whether the Company has targeted the appropriate areas for its cost-saving efforts and at the appropriate scale, the Company's ability to successfully execute the restructuring plan and achieve the cost-savings anticipated while minimally disrupting our operations and whether, if required in the future, the Company will be able to appropriately target any additional areas for its cost-saving efforts.

The Company expects to incur restructuring charges and undertake other exit-related activities as a result of such initiatives. For example, execution of the Company’s plan is expected to result in the termination of certain leases, leading to exits of certain properties over time and the incurrence of expenses, including but not limited to impairment charges and contingent obligations, which could be material. The terms, scope and timing of any additional changes to our lease obligations, as well as any other effects on our landlord relationships or reputation with other real estate owners, are uncertain. As a result of the restructuring plan, the Company currently expects to incur approximately $875 million to $960 million in total charges, which is estimated to include $275 million to $310 million of cash charges and $600 million to $650 million of non-cash charges, primarily as a result of closure sites and the reduction in workforce. The Company’s expectations for charges to be incurred and cash to be expended in connection with the restructuring activities are based on a number of assumptions, and the Company may experience unanticipated consequences, such as higher than anticipated lease termination and facility closure costs, asset impairment or other unforeseen expenses related to the restructuring.

Implementing any restructuring plan, including the one the Company has outlined, presents potential risks that may impair our ability to achieve or sustain anticipated cost reductions or operational improvements. These risks include the potential for management distraction from ongoing business activities, requirement of capital investment that could otherwise be used for the operation and growth of the Company’s existing business, inadequate support of important business functions due to staffing changes and other cost reduction efforts, delays or inability to achieve targeted efficiencies as a result of economic, competitive or other factors, failure to maintain adequate controls and procedures while executing our restructuring plans, disruptions to important business relationships, and damage to our reputation and brand. Additionally, as a result of restructuring initiatives, the Company may experience a loss of continuity and accumulated knowledge or increased employee attrition and difficulty attracting and retaining highly skilled employees, which may, among other things, slow the progress of our turnaround initiatives or impair the Company’s ability to maintain and enhance the Company’s internal controls and procedures.

The implementation of the Company’s restructuring efforts, including the potential reduction of the Company’s facilities and workforce, may not improve our operational and cost structure or result in greater efficiency of the Company’s organization; and the Company may not be able to support sustainable profitable growth following the Company’s restructuring actions. Failure to achieve or sustain the expected cost reductions and other benefits related to these restructuring initiatives could have a material adverse effect on the Company’s results of operations, financial condition and cash flows.

We are exposed to risks associated with potential divestitures, which may impact our ability to fully realize the anticipated benefits of those transactions.

The Company recently sold its Worldpac business. Divestitures are complex transactions involving inherent risks, including the potential for distractions of management from the core remaining business of the Company and the occurrence of events that may impact our ability to fully realize the anticipated benefits of the divestitures. Transactions of this nature carry risks associated to variation from expectations, including with respect to provision of transition services and post-closing claims for liability.

If we are unable to adequately design, implement, operate and maintain various information and technology systems, our ability to conduct business could be negatively impacted.

The Company is dependent on information and technology systems to facilitate the day-to-day operations of the business and to produce timely, accurate and reliable information on financial and operational results. The company is in the process of designing, implementing and updating various systems. These initiatives will require significant investment of human and financial resources, and the Company may experience significant delays, increased costs and other difficulties with these projects. Deficiencies in the design or implementation or maintenance of these systems could lead to inaccuracy of data and disruption to the Company’s business operations. In addition, the Company is utilizing data analytics and piloting the use of advance technological applications to support various business initiatives. Any inability on our part to properly capture or interpret data may impair our ability to successfully execute our business plans.

The efficacy of the Company’s supply chain is important to its business operations and ability to grow the Company’s business, and if the Company is unable to maintain adequate supply chain capacity or improve supply chain efficiency, it could adversely affect its business, financial condition and results of operations and cash flows.

The Company’s store inventories are primarily replenished by shipments from its network of distribution centers. The Company’s strategy to improve supply chain efficiency includes developing a network of market hubs to create economies of scale and enhance service levels for our customers. If the Company is unable to maintain adequate capacity in its supply chain network, or improve the efficiency of its supply chain, through the implementation of its market hub strategy or otherwise, the Company may experience higher inventory costs, lower availability, slower delivery speed and ultimately a lower ability to meet consumer product needs and channel preferences. The Company plans to further invest in its distribution center infrastructure to help ensure safety, reliability and efficiency across its operations, which will require capital investments. The Company is also working to improve product lifecycle management and address slower-moving inventory in its network. The Company’s investments in supply chain may not provide the anticipated benefits, and experiencing sub-optimal inventory levels, inventory availability or increases in its costs could adversely affect its business, financial condition, results of operations and cash flows.

An unstable global economic and geopolitical landscape increases uncertainty about key areas of doing business internationally and may have a negative impact on our business.

The United States has recently enacted and proposed to enact significant new tariffs. Additionally, the current administration has directed various federal agencies to further evaluate key aspects of U.S. trade policy and there has been ongoing discussion and commentary regarding potential significant changes to U.S. trade policies, enforcement priorities, sanctions, treaties and tariffs. Some of the Company’s merchandise is imported from various countries, including Canada, China and Mexico, and newly proposed tariffs and any additional tariffs on products sourced from these or other countries could materially increase our costs. There continues to exist significant uncertainty about the future economic and political relationship between the U.S. and other countries. These developments, or the perception that any of them could occur, may have a material effect on global economic conditions, the stability of global financial markets or global trade, which may in turn impact product cost, disrupt supply chains or otherwise negatively impact our business, financial condition and results of operation.

The Company’s reliance on suppliers, including freight carriers and other third parties in the Company’s global supply chain, subjects it to various risks and uncertainties which could adversely affect its financial results.

The Company sources the products it sells from a wide variety of domestic and international suppliers, and places significant reliance upon various third parties to transport, store and distribute those products to the Company’s distribution centers, stores and customers. The Company’s financial results depend on it securing acceptable terms with its suppliers for, among other things, the price of merchandise the Company purchases from them, funding for various forms of promotional programs, payment terms and provisions covering returns and factory warranties. To varying degrees, the Company’s suppliers may be able to leverage their competitive advantages - for example, their scale, financial strength, the strength of their brand with customers, their own stores or online channels or their relationships with other retailers - to the Company’s commercial disadvantage. Generally, the Company’s ability to negotiate favorable terms with its suppliers is more difficult with suppliers for whom the Company purchases represent a smaller proportion of their total revenues, consequently impacting the Company’s profitability from such vendor relationships. If the Company encounters any of these issues with its suppliers, its business, financial condition, results of operations and cash flows could be adversely impacted.

In addition, the Company’s suppliers, including those within its global supply chain, are impacted by global conditions that in turn may impact the Company’s ability to source merchandise at competitive prices or timely supply product at levels adequate to meet consumer demand. For example, disruptions to the global supply chain resulting from lack of carrier capacity, labor shortages, geopolitical unrest, changes in foreign trade policies, port congestion and/or closures, amongst other factors, may negatively impact costs, inventory availability and operating results. If suppliers increase prices charged to the Company for products, including transportation and distribution, as a result of these or other factors such as tariffs, heightened trade compliance and sanctions enforcement, inflation or the cost of participating in vendor financing programs, it may negatively impact the Company’s results. If the Company experiences transitions or changeover with any of its significant vendors, or if its vendors experience financial difficulties or are otherwise unable to deliver merchandise to the Company on a timely basis, or at all, the Company could have product shortages in its stores that could adversely affect customers’ perceptions of the Company and cause the Company to lose customers and sales.

If the Company is unable to keep its desired existing store locations or open new locations in desirable places on favorable terms, it could adversely affect its business, financial condition, results of operations and cash flows.

The Company began undertaking a restructuring and asset optimization plan in late 2024, whereby it targeted closing approximately 500 stores and 200 independent locations during 2025. However, it does intend to continue to open new stores in attractive markets as it improves its business. There is uncertainty about the profitability of newly opened locations, including whether newly opened stores will harm the profitability or comparable store sales of existing locations. The profitability of newly opened and existing locations’ will depend on the competition the Company faces as well as its ability to properly stock, market and price the products desired by customers in their markets. The actual number and format of any new locations to be opened and the success of the Company’s strategy will depend on a number of factors, including, among other things:

•the availability of desirable locations;
•the negotiation of acceptable lease or purchase terms for new locations;
•the availability of financial resources, including access to capital at cost-effective interest rates;
•the Company’s ability to expand its online offerings and sales; and
•the Company’s ability to manage the expansion and to hire, train and retain qualified team members.

The Company competes with other retailers and businesses for suitable locations for its stores. Local land use and zoning regulations, environmental regulations and other regulatory requirements may impact its ability to find suitable locations and influence the cost of constructing, renovating and operating its stores. In addition, real estate, zoning, construction and other delays may adversely affect store openings and renovations and increase the Company’s costs. Further, changing local demographics at existing store locations may adversely affect revenue and profitability levels at those stores. The early termination or expiration of leases at existing store locations may adversely affect the Company if the renewal terms of those leases are unacceptable to it and the Company is forced to close or relocate stores. If the Company determines to close or relocate a store subject to a lease, the Company may remain obligated under the applicable lease for the balance of the lease term. In addition to potentially incurring costs related to lease obligations, the Company may also incur employee-related severance or other facility closure costs for stores that are closed or relocated.

Omnichannel growth in the Company’s business is complex and if the Company is unable to successfully maintain a relevant omnichannel experience for its customers, its sales and results of operations could be adversely impacted.

Omnichannel and e-commerce retail are competitive and evolving environments. Operating an e-commerce platform is a complex undertaking and exposes the Company to risks and difficulties frequently experienced by internet-based businesses, including risks related to the Company’s ability to attract and retain customers on a cost-effective basis and its ability to operate, support, expand and develop its internet operations, website, mobile applications and software and other related operational systems.

Enhancing the customer experience through omnichannel programs such as buy-online-pickup-in-store, new or expanded delivery options, the ability to shop through a mobile application or other similar programs depends in part on the effectiveness of the Company’s inventory management processes and systems, the effectiveness of its merchandising strategy and mix, its supply chain and distribution capabilities, and the timing and effectiveness of its marketing activities, particularly its promotions. Website or catalog downtime and other technology disruptions in its omnichannel business, including interruptions due to cyber-related issues, aging informational technology infrastructure or natural disasters, as well as supply and distribution delays and other related issues may negatively affect the Company’s operations. If the Company is not able to successfully operate or improve its e-commerce platform and omnichannel business, the Company may not be able to provide a relevant shopping experience or improve customer traffic, sales or margins, and the Company’s reputation, operations, financial condition, results of operations and cash flows could be materially adversely affected.

The Company depends on the services of many qualified executives and other team members, whom the Company may not be able to attract, develop and retain.

The Company’s success, to a significant extent, depends on the continued engagement, services and experience of its executives and other team members. The Company’s ability to attract, develop and retain an adequate number of qualified team members depends on factors such as employee morale, the Company’s reputation, competition from other employers, availability of qualified personnel, its ability to offer competitive compensation and benefit packages and its ability to maintain a safe working environment. Failure to recruit or retain qualified team members may impact the Company’s ability to serve its customers, increase its costs and impair its efficiency and ability to pursue growth opportunities. Additionally, turnover in executive or other key positions can disrupt progress in implementing business strategies, result in a loss of institutional knowledge, impair the Company’s ability to execute, distract other team members from their key areas of focus or otherwise negatively impact the Company’s business and results. If the Company is unable to attract and retain personnel with expertise in the required areas, there may be disruptions in its financial processes and reporting, or higher likelihood of control deficiencies or future material weaknesses in internal control over financial reporting.

The Company operates in a competitive labor market and has been investing in key roles in its frontline organization, and there is a risk that increases in compensation could have an adverse effect on the Company’s profitability. Additionally, government regulated increases to employee hourly wage rates, along with the Company’s ability to implement corresponding adjustments within its labor model and wage rates, could have a negative impact on its profitability. Approximately 1.5% of the Company’s team members are represented by unions. If these team members, or if non-union team members, were to engage in a strike, work stoppage, or other slowdown, or if the terms and conditions in labor agreements were renegotiated, the Company could experience a disruption in its operations and higher ongoing labor costs.

The Company has established policies and procedures to help maintain the privacy and security of its customers, suppliers, and team members, as well as the security and functioning of its technology (business information, computer systems, website and other online offerings). In the event of a security breach or other cyber security event, the Company could experience adverse operational effects or interruptions and/or become subject to legal or regulatory proceedings, any of which could result in substantial costs and damage to its reputation in the marketplace. To date the Company is not aware that it has experienced a material cyber security incident.

The nature of the Company’s business requires it to receive, retain and transmit certain personal information (PI) about its customers, suppliers and team members. Some of this PI is managed by or shared with third-party service providers. The Company uses contractual provisions and certain third-party risk management processes to protect such PI and other confidential information and to help ensure that technology functions remain operational.

Despite these efforts, a compromise of the Company’s data security systems or those of businesses it interacts is possible. This could result in information being obtained by unauthorized persons, adverse operational effects, interruptions or other failures that could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows. The Company develops, maintains and updates processes and systems to help reduce the likelihood of an occurrence.

Information Security controls are costly and require constant, ongoing attention as technologies change, privacy and information security regulations change, and efforts to overcome security measures by bad actors continue to become ever more sophisticated. The Company leverages a risk-based approach to selecting controls to reduce the likelihood of a failure.

The cost of complying with stricter and more numerous, complex state data privacy laws (such as the California Consumer Privacy Act), data collection and information security laws and standards is also significant to the Company. Such laws and standards increase the Company’s responsibility and liability in relation to personal data that it processes, and the Company may be required to put in place additional mechanisms ensuring compliance with privacy laws and regulations.

Additionally, since the Company does not control its third-party service providers and its ability to monitor their data security is limited, the Company cannot ensure the security measures they take will be sufficient to protect the Company’s data.

Despite the Company’s efforts, its security measures may be breached due to a cyber attack, computer malware viruses, exploitation of hardware and software vulnerabilities, team member error, malfeasance, fraudulent inducement (including so-called “social engineering” attacks and “phishing” scams) or other acts.

The Company maintains insurance coverage that may, subject to policy terms and conditions, cover certain aspects of cyber risks, such insurance coverage may be insufficient to cover losses in any particular situation.

Any breach, damage to or interference with the Company’s equipment, its network, third-party providers, or unauthorized access could result in significant operational difficulties including legal and financial exposure and damage to the Company’s reputation that could potentially have an adverse effect on its business.

If the Company is unable to successfully integrate future acquisitions into its existing operations or implement joint ventures or other strategic relationships, it could adversely affect the Company’s business, financial condition, results of operations and cash flows.

The Company may continue to make strategic acquisitions and enter into strategic relationships as an element of its strategy. Acquisitions, joint ventures and other strategic relationships involve certain risks that could cause the Company’s growth and profitability to differ from its expectations. The success of these acquisitions and relationships depends on a number of factors, including but not limited to:

•the Company’s ability to continue to identify and acquire suitable targets or strategic partners, or to acquire additional companies or enter into strategic relationships, at favorable prices and/or with favorable terms;
•the Company’s ability to obtain the full benefits envisioned by strategic transactions or relationships;
•the risk that management’s attention may be distracted;
•the Company’s ability to attract and retain key personnel;
•the Company’s ability to successfully integrate the operations and systems of the acquired companies, and to achieve the strategic, operational, financial or other anticipated synergies of the acquisition or other transaction or relationship;
•the performance of the Company’s strategic partners;
•significant transaction or integration costs that may not be offset by the synergies or other benefits achieved in the near term or at all;
•additional operational risks, such as those associated with doing business internationally or expanding operations into new territories, geographies or channels, that may become applicable to the Company; and
•loss contingencies that the Company may assume or become subject to, whether known or unknown, of acquired companies, which could relate to past, present or future facts, events, circumstances or occurrences.

The Company is dependent on its suppliers to supply it with products that comply with safety and quality standards at competitive prices.

The Company is dependent on its vendors continuing to supply it with quality products on payment terms that are favorable to the Company. The current geopolitical environment, including tariffs, customs and trade and economic sanctions, may require us to change our supply chain or to source products from different regions, which could come with risks. If the Company’s merchandise offerings do not meet its customers’ expectations regarding safety, innovation and quality, the Company could experience lost sales, increased costs and exposure to legal and reputational risk. The Company’s suppliers are subject to applicable product safety laws, and the Company is dependent on them to ensure that the products the Company buys comply with all safety and quality standards. The Company also has established standards for product safety and quality and workplace standards that it requires all its suppliers to meet. The Company does not condone human trafficking, forced labor, child labor, harassment or abuse of any kind, and it expects its suppliers to operate within these same principles and legal requirements. The Company’s ability to find qualified suppliers who can supply products in a timely and efficient manner that meet the Company’s standards, timeline and other needs can be challenging. Events that give rise to actual, potential or perceived product safety concerns could expose the Company to government enforcement action and private litigation and result in costly product recalls and other liabilities. Suppliers may also fail to invest adequately in design, production or distribution facilities, may reduce their customer incentives, advertising and promotional activities or change their pricing policies. To the extent the Company’s suppliers are subject to additional government regulation of their product design and/or manufacturing processes, or the imposition of new tariffs, the cost of the merchandise the Company purchases may rise. In addition, negative customer perceptions regarding the safety or quality of the products the Company sells could cause its customers to seek alternative sources for their needs, resulting in lost sales. In those circumstances, it may be difficult and costly for the Company to regain the confidence of the Company’s customers.

Because the Company is involved in litigation from time to time, and is subject to numerous laws and governmental regulations, the Company could incur substantial judgments, fines, legal fees and other costs.

The Company is sometimes the subject of complaints or litigation, which may include class action litigation from customers, team members or others for various actions. From time to time, the company is involved in litigation involving claims related to, among other things, breach of contract, tortious conduct, employment, discrimination, breach of laws or regulations (including The Americans With Disabilities Act), payment of wages, exposure to asbestos or potentially hazardous products, real estate and product defects. The damages sought against the Company in some of these litigation proceedings are substantial. Although the company maintains liability insurance for some litigation claims, if one or more of the claims were to greatly exceed the Company’s insurance coverage limits or if the Company’s insurance policies do not cover a claim, this could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows. For instance, the company is subject to a potential securities class action regarding past public disclosures (See Item 3. Legal Proceedings of this Annual Report on Form 10-K) and to numerous lawsuits alleging injury as a result of exposure to asbestos-containing products (see Note 14. Contingencies, of the Notes to the Consolidated Financial Statements included herein).

The Company is subject to numerous federal, state and local laws and governmental regulations relating to, among other things, environmental protection, product quality and safety standards, weights and measures, building and zoning requirements, labor and employment, discrimination, anti-bribery/anti-corruption, false claims, data privacy, income taxes and trade sanctions and compliance. Compliance with existing and future laws and regulations could increase the cost of doing business and adversely affect the Company’s results of operations. If the company fails to comply with existing or future laws or regulations, the Company may be subject to governmental or judicial fines or sanctions while incurring substantial legal fees and costs as well as reputational risk. In addition, the Company’s capital and operating expenses could increase due to remediation measures that may be required if the Company is found to be noncompliant with any existing or future laws or regulations.

Business interruptions may negatively impact the Company’s store hours, operability of our computer systems and the availability and cost of merchandise, which may adversely impact our sales and profitability.

Hurricanes, tornadoes, earthquakes, wildfires or other natural disasters, war or acts of terrorism, civil or geopolitical unrest, public health issues, epidemics or pandemics or the threat of any of these incidents or others, may have a negative impact on the Company’s ability to obtain merchandise to sell in the Company’s stores, result in certain of stores being closed for an extended period of time, negatively affect the lives of the Company’s customers or team members, or otherwise negatively impact the Company’s operations. Some of the Company’s merchandise is imported from other countries. If imported goods become difficult or impossible to import into the United States due to business interruption (including regulation of exporting or importing), and if the company cannot obtain such merchandise from other sources at similar costs and without an adverse delay, sales and profit margins may be negatively affected.

In the event that commercial transportation, including the global shipping industry, is curtailed or substantially delayed, the business may be adversely impacted due to difficulty receiving merchandise from the Company’s suppliers and/or transporting it to the Company’s stores.

Terrorist attacks, warfare, geopolitical instability, or uncertainty or insurrection involving any oil producing country could result in an abrupt increase in the price of crude oil, gasoline and diesel fuel. Such price increases would increase the cost of doing business for the Company and the Company’s suppliers, and also negatively impact customers’ disposable income, causing an adverse impact on the Company’s business, sales, profit margins and results of operations.

The Company has extensive reliance on computer systems and the systems of business partners to manage data or inventory, process transactions and report results. These systems are subject to damage or interruption due to various reasons such as power outages, telecommunication failures, computer viruses, security breaches, malicious cyber attacks and catastrophic events or occasional system breakdowns related to ordinary use or wear and tear. If computer systems of the Company or its business partners fail, the company may experience loss of critical data and interruptions or delays in the Company’s ability to process transactions and manage inventory. Any significant business interruptions may make it difficult or impossible to continue operations, and any disaster recovery or crisis management plans the Company may employ may not suffice in any particular situation to avoid a significant adverse impact to the business, financial condition and results of operations.

Risks Related to the Company’s Industry and the Business Environment

If overall demand for the products that the Company sells declines, the Company’s business, financial condition, results of operations and cash flows will suffer. Decreased demand could also negatively impact the Company’s stock price.

Overall demand for products the Company sells depends on many factors and may decrease due to any number of reasons, including:

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
•the weather, because milder weather conditions may lower the failure rates of automobile parts while extended periods of rain and winter precipitation may cause the Company’s customers to defer elective maintenance and repair of their vehicles; additionally, overall climate changes could create greater variability in weather events, which may result in greater volatility for the Company’s business, or lead to other significant weather conditions that could impact the Company’s business;
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
•an increase in internet-based retailers, because potentially favorable prices and ease of use of purchasing parts via other websites on the internet may decrease the need for customers to visit and purchase their aftermarket parts from the Company’s physical stores and may cause fewer customers to order aftermarket parts on the Company’s website;
•technological advances, including the rate of adoption of electric vehicles, hybrid vehicles, ride sharing services, alternative modes of transportation, autonomously driven vehicles and future legislation related thereto, and the increase in the quality of vehicles manufactured, because vehicles that need less frequent maintenance or have lower part failure rates will require less frequent repairs using aftermarket parts and, in the case of electric and hybrid vehicles, do not require or require less frequent oil changes; and
•the refusal of vehicle manufacturers to make available diagnostic, repair and maintenance information to the automotive aftermarket industry that the Company’s professional and DIY customers require to diagnose, repair and maintain their vehicles, because this may force consumers to have a majority of diagnostic work, repairs and maintenance performed by the vehicle manufacturers’ dealer networks.

The Company may be adversely affected by legal, regulatory or market responses regarding technological adaptation in the automotive industry.

Policy makers in the U.S. may enact legislative or regulatory proposals that would impose mandatory requirements on greenhouse gas emissions and encourage more rapid adoption of vehicles that minimize emissions. Such laws, if enacted, are likely to impact the Company’s business in a number of ways. For example, significant increases in fuel economy requirements, new federal or state restrictions on emissions of carbon dioxide or new federal or state incentive programs that may be imposed on vehicles and automobile fuels could adversely affect annual miles driven, purchases of used vehicles that are likely to have a higher need for maintenance and repair, or the relevancy of the products the Company sells to new vehicles coming into production. The Company may not be able to accurately predict, prepare for and respond to new kinds of technological innovations with respect to electric vehicles and other technologies that minimize emissions. Additionally, compliance with any new or more stringent laws or regulations, or stricter interpretations of existing laws, could require additional expenditures by the Company or its suppliers. The Company’s inability to appropriately respond to such changes, adapt the Company’s business to meet evolving demands or innovate to remain competitive could adversely impact the Company’s business, financial condition, results of operations or cash flows.

If the Company is unable to compete successfully against other companies in the automotive aftermarket industry, the Company may lose customers and market share and the Company’s revenues may decline.

The sale of automotive parts, accessories and maintenance items is highly competitive and influenced by a number of factors, including name recognition, location, price, quality, product availability and customer service. The Company competes in both the professional and DIY categories of the automotive aftermarket industry, primarily with: (i) national and regional chains of automotive parts stores, (ii) internet-based retailers, (iii) discount stores and mass merchandisers that carry automotive products, (iv) wholesalers or jobbers stores, including those associated with national parts distributors or associations, (v) independently owned stores and (vi) automobile dealers that supply parts. These competitors and the level of competition vary by market. Some of the Company’s competitors may possess advantages over the Company in certain markets the Company shares, including with respect to the level of marketing activities, number of stores, store locations, store layouts, operating histories, name recognition, established customer bases, vendor relationships, distribution network, product availability, employee staffing, prices and product warranties. Internet-based retailers may possess cost advantages over the Company due to lower overhead costs, time and travel savings and ability to price competitively. In order to compete favorably, the Company may need to increase availability, change inventory assortment, increase delivery speeds, incur higher shipping costs or lower prices, any of which could adversely impact the Company’s financial results. Consolidation among the Company’s competitors could enhance their market share and financial position, provide them with the ability to achieve better purchasing terms and allow them to provide more competitive prices to customers for whom the Company competes.

In addition, the Company’s reputation is critical to the Company’s continued success. Customers are increasingly shopping, reading reviews and comparing products and prices online. If the Company fails to maintain high standards for, or receive negative publicity (whether through social media or traditional media channels) relating to, product safety and quality, as well as the Company’s integrity and reputation, the Company could lose customers due to competition. The products the Company sells are both third-party vendor brands and the Company’s owned brands. If the perceived quality or value of the brands the Company sells declines in the perception of its customers, the Company’s results of operations could be negatively affected.

Competition may require the Company to reduce its prices below the Company’s normal selling prices or increase the Company’s promotional spending, which could lower the Company’s revenue and profitability. Competitive disadvantages may also prevent the Company from introducing new product lines, require the Company to discontinue current product offerings, or change some of the Company’s current operating strategies. If the Company does not have the resources, expertise and consistent execution, or otherwise fail to develop successful strategies, to address these potential competitive disadvantages, the Company may lose customers and market share, the Company’s revenues and profit margins may decline and the Company may be less profitable or potentially unprofitable.

The Company’s inventory and ability to meet customer expectations may be adversely impacted by factors out of the Company’s control.

For the portion of the Company’s inventory manufactured and/or sourced outside the United States, geopolitical changes, changes in trade regulations or tariff rates, currency fluctuations, work stoppages, labor strikes, unionizing activity, port delays, shipping disruptions, civil unrest, natural disasters, pandemics and other factors beyond the Company’s control may increase the cost of items the Company purchases, lead to lengthy delays in acquiring products or create shortages that could have a material adverse effect on the Company’s sales and profitability. In addition, unanticipated changes in consumer preferences or any unforeseen hurdles in meeting the Company’s customers’ needs for automotive products (particularly parts availability) in a timely manner could undermine the Company’s business strategy.

Deterioration of general macroeconomic conditions, including unemployment, inflation or deflation, rising consumer debt levels, and/or high fuel and energy costs, could have a negative impact on the Company’s business, financial condition, results of operations and cash flows due to impacts on the Company’s suppliers, customers and operating results.

The Company’s business depends on developing and maintaining close relationships with the Company’s suppliers and on the Company’s suppliers’ ability and willingness to sell quality products to the Company at favorable prices and terms. Many factors outside the Company’s control may harm these relationships and the ability or willingness of these suppliers to sell the Company products on favorable terms. Such factors include a general decline in the economy and economic conditions and prolonged recessionary conditions. These events could negatively affect the Company’s suppliers’ operations and make it difficult for them to obtain the credit lines or loans necessary to finance their operations in the short-term or long-term and meet the Company’s product requirements. Financial or operational difficulties that some of the Company’s suppliers may face could also increase the cost of the products the Company purchases from them or the Company’s ability to source products from them. The Company might not be able to pass its increased costs on to its customers. If the Company’s suppliers fail to develop new products, the Company may not be able to meet the demands of the Company’s customers and results of operations could be negatively affected.

In addition, the trend towards consolidation among automotive parts suppliers as well as the off-shoring of manufacturing capacity to foreign countries may disrupt or end the Company’s relationship with certain suppliers, and could lead to less competition and result in higher prices. The Company could also be negatively impacted by suppliers who might experience bankruptcies, work stoppages, labor strikes, changes in foreign or domestic trade policies, changes in tariff rates or other interruptions to or difficulties in the manufacture or supply of the products we purchase from them.

Deterioration in macroeconomic conditions or an increase in fuel costs or proposed or additional tariffs may have a negative impact on the Company’s customers’ net worth, financial resources, disposable income or willingness or ability to pay for accessories, maintenance or repairs for their vehicles, resulting in lower sales. An increase in fuel costs may also reduce the overall number of miles driven by the Company’s customers, resulting in fewer parts failures and a reduced need for elective maintenance.

Rising energy prices also directly impact the Company’s operating and product costs, including the Company’s store, supply chain, professional delivery, utility and product acquisition costs.

Risks Related to the Company’s Common Stock and Financial Condition

The Company’s level of indebtedness, a downgrade in the Company’s credit ratings or a deterioration in global credit markets could limit the cash flow available for operations and could adversely affect the Company’s ability to service its debt or obtain additional financing.

The Company’s level of indebtedness could restrict the Company’s operations and make it more difficult for it to satisfy its debt obligations. For example, the Company’s level of indebtedness could, among other things:

•affect the Company’s liquidity by limiting the Company’s ability to obtain additional financing for working capital;
•limit the Company’s ability to obtain financing for capital expenditures and acquisitions or make any available financing more costly;
•require the Company to dedicate all or a substantial portion of the Company’s cash flow to service the Company’s debt, which would reduce funds available for other business purposes, such as capital expenditures, dividends or acquisitions;
•limit the Company’s flexibility in planning for or reacting to changes in the markets in which the Company competes;
•place the Company at a competitive disadvantage relative to the Company’s competitors who may have less indebtedness;
•render the Company more vulnerable to general adverse economic and industry conditions; and
•make it more difficult for the Company to satisfy the Company’s financial obligations.

The indentures governing the Company’s senior unsecured notes and credit agreement governing the Company’s credit facilities contain financial and other restrictive covenants. The Company’s failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of its debt, including such notes.

In addition, the Company’s overall credit rating may be negatively impacted by the Company’s performance, deteriorating and uncertain credit markets or other factors that may or may not be within the Company’s control. The interest rates on the Company’s revolving credit facility are linked directly to the Company’s credit ratings and the interest rates on future debt the Company issues or incurs likely would be affected by the Company’s credit ratings in effect at the time such debt is issued or incurred. Accordingly, negative impact on the Company’s credit ratings may result in higher interest rates and interest expense on any borrowings under the Company’s revolving credit facility and less favorable terms on the Company’s other operating and financing arrangements, including additional debt the Company may issue or incur in the future. In addition, it could reduce the attractiveness of certain vendor payment programs whereby third-party institutions finance arrangements to the Company’s vendors based on the Company’s credit rating, which could result in increased working capital requirements. Furthermore, the Company’s revolving credit facility contemplates securitization of the facility in the event of further downgrade in credit ratings. Securitization of the Company’s assets may make it more difficult for the Company to access financing on favorable terms.

Conditions and events in the global credit market could have a material adverse effect on the Company’s access to short- and long-term borrowings to finance the Company’s operations and the terms and cost of that debt. It is possible that one or more of the banks that provide the Company with financing under its revolving credit facility may fail to honor the terms of the Company’s existing credit facility or be financially unable to provide the unused credit as a result of significant deterioration in such bank’s financial condition. An inability to obtain sufficient financing at cost-effective rates could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

The market price of the Company’s common stock may be volatile and could expose us to securities class action litigation.

The stock market and the price of the Company’s common stock may be subject to wide fluctuations based upon general economic and market conditions in addition to the Company’s public perception and performance. Downturns in the stock market may cause the price of the Company’s common stock to decline. The market price of the Company’s stock may also be affected by the Company’s ability to meet analysts’ expectations or financial guidance that the Company provides to the investment community. Inability to accurately forecast the Company’s operational and financial performance could increase volatility in the Company’s stock. Failure to meet expectations set by the Company or its analysts, even slightly, could have an adverse effect on the price of the Company’s common stock. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against such a company. Such litigation could result in substantial costs and a diversion of the Company’s attention and resources, which could have an adverse effect on the Company’s business. For example, a potential securities class action regarding past public disclosures and a related derivative shareholder litigation suit have been filed against the Company following a period of significant decline in the Company’s stock price (See Item 3. Legal Proceedings of this Annual Report on Form 10-K).

The amount and frequency of the Company’s share repurchases and dividend payments may fluctuate.

The amount, timing and execution of the Company’s share repurchase program may fluctuate based on the Company’s priorities for the use of cash for other purposes such as operational spending, capital spending, acquisitions or repayment or repurchase of debt. Changes in operational results, cash flows, tax laws and the Company’s share price could also impact the Company’s share repurchase program and other capital activities. The Company’s revolving credit facility contains restrictions on the Company’s ability to increase its dividend to shareholders and generally prohibits open market repurchases of the Company’s stock. Additionally, decisions to return capital to stockholders, including through the Company’s repurchase program or the issuance of dividends on the Company’s common stock, remain subject to determination of the Company’s Board of Directors that any such activity is in the best interests of the Company’s stockholders and is in compliance with all applicable laws and contractual obligations.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

The Company has processes in place for assessing, identifying and managing risks from potential cyber threats and vulnerabilities. To protect the Company’s information systems from cyber threats, the Company uses a variety of tools, controls, technologies, methods, systems and other processes that are designed to prevent, detect, escalate, investigate, mitigate and/or remediate data loss, theft, misuse, unauthorized access or other security incidents or vulnerabilities affecting information systems and data.

The Company’s Chief Information Security Officer (“CISO”) and Vice President, Chief Audit Executive, who oversees the Company’s enterprise risk management (“ERM”) framework, partner on definition and treatment of cyber risks. Cybersecurity is a component of the Company’s ERM framework and processes. The Company utilizes a range of capabilities to help identify and assess potential cyber threats and vulnerabilities, which feed into the development and regular updating of a risk mitigation plan to help manage the Company’s cybersecurity risk posture. The Company evaluates cyber security risks on an ongoing basis across several categories in terms of probability of the likelihood and magnitude of potential impact, using evaluation results to inform areas of focus and prioritization.

The Company evaluates risks associated with use of third-party providers through a lifecycle-based approach, conducting risk-based due diligence before engagement, using contractual provisions to apportion risk, and for certain third-party providers, engaging in architectural review and validation at the beginning of engagement. The Company uses third parties to assist with penetration testing, simulated attacks and survey and other threat intelligence reporting on third parties, as well as review and enhancement of associated response processes.

The Company’s cyber risk mitigation plan is reviewed on a bimonthly cadence with a cross-functional Cyber Steering Committee, the managerial governing body that regularly reviews the top cyber risks and receives reports on progress on key cyber initiatives. The Company’s CISO leads the Cyber Steering Committee, which also includes individuals with experience identifying and managing enterprise risks, including the Company’s President and Chief Executive Officer, Executive Vice President, Chief Financial Officer, Executive Vice President, General Counsel and Corporate Secretary and Vice President, Chief Audit Executive, as well as individuals with technical expertise in information technology, data governance and cyber matters and/or experience in managing cyber incident responses, including the Company’s Executive Vice President, Chief Technology Officer, Vice President, Information Technology Operations and Senior Vice President, Deputy General Counsel and Chief Compliance Officer.

The Internal Audit function assesses cyber security risks and audits components of cyber security on an annual basis. At least every three years, the Company uses an external party to evaluate the maturity of the program against the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework.

The Audit Committee of the Company’s Board of Directors is charged with reviewing, discussing with management and overseeing the Company’s information technology and cybersecurity risk. The Audit Committee receives reports on cybersecurity risk and management thereof at least semi-annually, and the full Board of Directors receives such reports at least annually.

As of December 28, 2024, we are not aware of any instances of material cybersecurity incidents that impacted the Company in the last three years.

Item 2. Properties.

The following table summarizes the location, ownership status and total square footage of space utilized for distribution centers, principal corporate office and retail stores as of December 28, 2024:

		Square Footage (in thousands)
	Location	Leased	Owned
Distribution centers	28 locations in 22 U.S. states and three Canadian provinces	3,929	4,591
Executive office	Raleigh NC	245	—
Stores	4,639 stores in 48 U.S. states and two U.S. territories and 149 stores in six Canadian provinces	31,637	6,276

Item 3. Legal Proceedings.

Refer to discussion in Note 14. Contingencies, of the Notes to the Consolidated Financial Statements included herein for information relating to legal proceedings.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock is listed on the New York Stock Exchange under the symbol “AAP.”

As of February 21, 2025, there were 1,112 holders of record of common stock, which does not include the number of beneficial owners whose shares were represented by security position listings.

The following table sets forth information with respect to repurchases of the Company’s common stock for the fourth quarter ended December 28, 2024:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value that May Yet Be Purchased Under the Programs (in thousands) (2)
October 6, 2024 to November 2, 2024	—	$—	—	$947,339
November 3, 2024 to November 30, 2024	18,062	$38.13	—	$947,339
December 1, 2024 to December 28, 2024	4,615	$43.66	—	$947,339
Total	22,677	$39.26	—
(1)All repurchases reported in this table relate to the withholding of shares upon the vesting of restricted stock units to settle income tax liabilities (“net settlement”). The aggregate cost of repurchasing shares in connection with the net settlement of shares issued as a result of the vesting of restricted stock units was $0.9 million, or an average price of $39.26 per share, during the twelve weeks ended December 28, 2024.
(2)On February 8, 2022, the Board of Directors authorized an additional $1 billion to the existing share repurchase program. This authorization is incremental to the $1.7 billion that was previously authorized by the Board of Directors. Amendment No. 5 to the Company’s 2021 Credit Agreement currently generally prohibits open market share repurchases.

Stock Price Performance

The following graph shows a comparison of the cumulative total return on the Company’s common stock, the Standard & Poor’s (“S&P”) 500 Index and the S&P’s Retail Index. The graph assumes that the value of an investment in the Company’s common stock was $100.00 on December 28, 2019, and that any dividends have been reinvested. The comparison in the graph below is based solely on historical data and is not intended to forecast the possible future performance of the Company’s common stock.

COMPARISON OF CUMULATIVE TOTAL RETURN AMONG
ADVANCE AUTO PARTS, INC., S&P 500 INDEX
AND S&P RETAIL INDEX

$250.00
$200.00
$150.00
$100.00
$50.00
$0.00
12/28/19
01/02/21
01/01/22
12/31/22
12/30/23
12/28/24
Advance Auto Parts
S&P 500 Index
S&P Retail Index

Company/Index	December 28, 2019	January 2, 2021	January 1, 2022	December 31, 2022	December 30, 2023	December 28, 2024
Advance Auto Parts	$100.00	$100.24	$155.04	$98.45	$40.70	$29.34
S&P 500 Index	$100.00	$118.08	$151.98	$124.46	$157.17	$199.46
S&P Retail Index	$100.00	$145.42	$173.50	$114.02	$162.36	$219.96

Item 6. Selected Quarterly Financial Data.

The following table sets forth the Company’s selected quarterly financial data. This data should be read along with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s consolidated financial statements and the related notes included elsewhere in this report.

On August 22, 2024, the Company entered into a definitive purchase agreement to sell Worldpac for $1.5 billion, with customary purchase price adjustments for working capital and other items. The Company’s sale of Worldpac was progress towards the changing landscape of the business with increased focus on the Advance blended-box model. The transaction closed on November 1, 2024. Net proceeds from the transaction after paying transaction fees and excluding the impact of taxes was approximately $1.47 billion. This was a strategic shift in the Company’s business, and as such, beginning in third quarter of 2024, Worldpac was presented as discontinued operations in the Company’s Consolidated Financial Statements. As a result, the Company has recast its quarterly results for 2024 and 2023.

For the year ended December 28, 2024, the decline in operating results was primarily due to inventory-related charges attributable to liquidation sales as a result of store closures and streamlining inventory assortment resulting from the Board-approved restructuring and asset optimization plan (“2024 Restructuring Plan”). Refer to Note 3. Restructuring of the Notes to the Consolidated Financial Statements included herein for further details.

	For the quarters ended
(in thousands, except per share data)	December 28, 2024	October 5, 2024	July 13, 2024	April 20, 2024
Net sales	$1,996,025	$2,147,991	$2,177,836	$2,772,475
Gross profit	347,117	907,898	949,465	1,204,041
Net (loss) income from continuing operations	(609,531)	(25,363)	30,506	17,433
Net income from discontinued operations	194,754	19,349	14,485	22,579
Net (loss) income	$(414,777)	$(6,014)	$44,991	$40,012

Basic (loss) earnings per common share from continuing operations	$(10.20)	$(0.42)	$0.51	$0.29
Basic earnings per common share from discontinued operations	3.26	0.32	0.24	0.38
Basic (loss) earnings per share	$(6.94)	$(0.10)	$0.75	$0.67

Diluted (loss) earnings per common share from continuing operations	$(10.16)	$(0.42)	$0.51	$0.29
Diluted earnings per common share from discontinued operations	3.24	0.32	0.24	0.38
Diluted (loss) earnings per share	$(6.92)	$(0.10)	$0.75	$0.67

	For the quarters ended
(in thousands, except per share data)	December 30, 2023	October 7, 2023	July 15, 2023	April 22, 2023
Net sales	$2,014,405	$2,218,205	$2,190,407	$2,786,058
Gross profit	819,629	817,567	969,795	1,253,118
Net (loss) income from continuing operations	(35,190)	(74,186)	55,838	23,514
Net income from discontinued operations	62	12,149	22,739	24,809
Net (loss) income	$(35,128)	$(62,037)	$78,577	$48,323

Basic (loss) earnings per common share from continuing operations	$(0.59)	$(1.25)	$0.94	$0.40
Basic earnings per common share from discontinued operations	—	0.20	0.38	0.41
Basic (loss) earnings per share	$(0.59)	$(1.05)	$1.32	$0.81

Diluted (loss) earnings per common share from continuing operations	$(0.59)	$(1.24)	$0.94	$0.39
Diluted earnings per common share from discontinued operations	—	0.20	0.38	0.42
Diluted (loss) earnings per share	$(0.59)	$(1.04)	$1.32	$0.81
Note: Quarterly balances presented may not add up to the totals disclosed on the Consolidated Statements of Operations due to rounding.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Company’s consolidated historical financial statements and the notes to those statements that appear elsewhere in this report. The Company’s discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as the Company’s plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the section titled “Part 1. Item 1A. Risk Factors” elsewhere in this report. The discussion of the Company’s financial condition and changes in the Company’s results of operations, liquidity and capital resources for the fiscal year ended December 30, 2023 (“2023”) compared with the fiscal year ended December 31, 2022 (“2022”) has been omitted from this Form 10-K, but are included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for 2023, filed with the Securities and Exchange Commission (“SEC”) on March 12, 2024, and the amended Annual Report on Form 10-K/A filed with the SEC on May 30, 2024 (collectively the “2023 Form 10-K”). Amounts are presented in thousands, except per share data, unless otherwise stated.

Management Overview

On August 22, 2024, the Company entered into a definitive purchase agreement to sell Worldpac, and on November 1, 2024, the Company completed the sale. As a result, Worldpac was presented as discontinued operations beginning in the third quarter of 2024. Unless otherwise noted, the discussion below relates to the Company’s continuing operations.

A high-level summary of the Company’s financial results and other highlights from 2024 includes:

•Net sales from continuing operations during 2024 were $9.1 billion, a decrease of 1.2% compared with 2023, driven by a decrease in price and volume partially offset by a favorable product mix. Comparable store sales declined 0.7%.
•Gross profit margin from continuing operations for 2024 was 37.5% of net sales, a decrease of 444 basis points compared with 2023, primarily due to inventory-related charges attributable to the location closures and streamlining product assortment resulting from the Board-approved restructuring and asset optimization plan (“2024 Restructuring Plan”).
•Operating loss from continuing operations for 2024 was $713.3 million, a decrease of $752.2 million from 2023. As a percentage of net sales, operating loss was 7.8%, a decrease of 827 basis points compared with 2023. This decrease was primarily attributable to gross margin decline and the impairment of long-lived assets due to the 2024 Restructuring Plan.
•Cash flows provided by operating activities from continuing operations was $140.5 million during 2024, a decrease of 0.9% compared with 2023, primarily attributable to an increase in net working capital offset by lower net income and provision for deferred income taxes compared with 2023 prior year.
•Diluted earnings per share (“Diluted EPS”) from continuing operations was a loss of $9.80 during 2024 compared with a loss of $0.50 in 2023.

Refer to “Results of Operations” and “Liquidity and Capital Resources” for further details on the Company’s results.

Business and Risk Update

The Company continues to make progress on the various elements of its business plan, which is focused on improving the customer experience, margin expansion, and driving consistent execution for both professional and DIY customers. To achieve these improvements, the Company has undertaken planned strategic actions to help build a foundation for long-term success across the organization, which include:

•The completion of the sale of Worldpac with net proceeds of approximately $1.47 billion after transaction costs and excluding the impacts of taxes;
•Completing an assessment of the productivity of all assets, including company-owned stores and Carquest Independents, to achieve merchandising excellence;
•The 2024 Restructuring Plan designed to improve the Company’s profitability and growth potential and streamline its operations;
•Reducing costs to remain competitive while reinvesting in the frontline;
•Making organizational changes to position the Company for success; and
•Consolidating the Company’s supply chain.

On November 13, 2024, the Company’s Board of Directors approved the 2024 Restructuring Plan which is designed to improve the Company’s profitability and growth potential and streamline its operations. This plan is supplemental to other ongoing initiatives to simplify the Company's business and improve profitable growth and entails, among other items, certain store and independent location closures, streamlining product assortment and headcount reductions and organizational design changes to align the Company’s workforce to the expected needs of the Company's business. The Company is also pursuing efficiencies in procurement, pricing and professional and outside services, in addition to operational efficiencies. Refer to Liquidity and Capital Resources and Note 3. Restructuring for further details.

Industry Update

Operating within the automotive aftermarket industry, the Company is influenced by a number of general macroeconomic factors, many of which are similar to those affecting the overall retail industry. In addition to the “Business and Risk Update” section included within this Management’s Discussion and Analysis of Financial Condition and Results of Operations, these factors include, but are not limited to:

•Inflationary pressures, including logistics and labor
•Global supply chain disruptions
•Cost of fuel
•Miles driven
•Unemployment rates
•Interest rates
•Consumer confidence and purchasing power
•Competition
•Changes in new car sales
•Economic and geopolitical uncertainty
•Increased foreign currency exchange volatility

While these factors tend to fluctuate, the Company remains confident in the long-term growth prospects for the automotive parts industry.

Results of Operations

The following table sets forth certain of the Company’s operating data from continuing operations expressed as a percentage of net sales for the periods indicated.

	Year Ended						2024 vs. 2023 $ Change	Basis Points	2023 vs. 2022 $ Change	Basis Points
(in millions)	December 28, 2024		December 30, 2023		December 31, 2022
Net sales	$9,094.3	100.0%	$9,209.1	100.0%	$9,148.9	100.0%	$(114.8)	—	$60.2	—
Cost of sales(1)	5,685.8	62.5	5,349.0	58.1	4,916.0	53.7	336.8	443.7	433.0	435.0
Gross profit	3,408.5	37.5	3,860.1	41.9	4,232.9	46.3	(451.6)	(443.7)	(372.8)	(435.0)
SG&A exclusive of restructuring and related expenses	3,812.9	41.9	3,805.2	41.3	3,708.3	40.5	7.7	60.6	96.9	78.8
Restructuring and related expenses	308.9	3.4	16.0	0.2	—	—	292.9	322.3	16.0	17.4
SG&A	4,121.8	45.3	3,821.2	41.5	3,708.3	40.5	300.6	382.9	113.0	96.2
Operating (loss) income	(713.3)	(7.8)	38.9	0.4	524.6	5.7	(752.2)	(826.6)	(485.8)	(531.2)
Interest expense	(81.0)	(0.9)	(88.0)	(1.0)	(50.8)	(0.6)	7.0	6.4	(37.1)	(40.0)
Loss on debt extinguishment	—	—	—	—	(7.4)	(0.1)	—	—	7.4	8.1
Other income (expense), net	26.2	0.3	1.9	0.0	(6.2)	(0.1)	24.3	26.8	8.1	8.8
Provision for income taxes	(181.1)	(2.0)	(17.2)	(0.2)	99.7	1.1	(163.9)	(180.6)	(116.8)	(127.6)
Net (loss) income from continuing operations	$(587.0)	(6.5)%	$(30.0)	(0.3)%	$360.5	3.9%	$(557.0)	(612.8)	$(390.6)	(426.7)
Note: Table amounts may not foot due to rounding.
(1) Cost of sales includes $431.5 million of inventory-related charges attributable to the location closures and streamlining product assortment resulting from the 2024 Restructuring Plan.

Net Sales

Net sales for 2024 were $9.1 billion, a decline of $114.7 million, or 1.2%, compared with 2023. Net sales was negatively impacted by strategic pricing investments coupled with volume decline, partially offset by favorable product mix. Comparable store sales declined 0.7%. Category growth was led by batteries, filters and engine management.

The Company calculates comparable store sales based on the change in store sales starting once a location has been open for approximately one year and by including e-commerce sales and excluding sales fulfilled by distribution centers to independently owned Carquest locations. Acquired stores are included in the Company’s comparable store sales one year after acquisition. The Company includes sales from relocated stores in comparable store sales from the original date of opening. Closed stores and stores in process of closing under the 2024 Restructuring Plan are not included in the comparable store sales calculation. Comparable store sales is intended only as supplemental information and is not a substitute for Net sales presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Gross Profit

Gross profit in 2024 was $3.41 billion, or 37.5% of net sales, compared with $3.86 billion, or 41.9% of net sales in 2023, a decrease of 444 basis points. Gross profit as a percentage of net sales declined primarily due to $431.5 million of inventory-related charges attributable to the location closures and streamlining product assortment associated with the 2024 Restructuring Plan and liquidation sales at closing stores and distribution center locations.

Selling, General and Administrative Expenses, Exclusive of Restructuring and Related Expenses

Selling, general and administrative (“SG&A”) expenses, exclusive of restructuring expenses for 2024 was $3.81 billion, or 41.9% of net sales, compared with $3.81 billion, or 41.3% of Net sales for 2023, an increase of 61 basis points. The increase in SG&A expense as a percentage of net sales was primarily driven by higher labor-related costs attributable to wage-investments in frontline team members and occupancy costs partially offset by a decline in marketing expenses.

Restructuring and Related Expenses

Restructuring and related expenses for 2024 was $308.9 million, or 3.4% of net sales. These expenses represent costs primarily attributable to the 2024 Restructuring Plan and included $204.2 million of long-lived asset impairment and accelerated amortization and depreciation charges, $19.7 million of distribution network optimization, $24.7 million of incremental reserves of the collectibility of receivables resulting from contract terminations with independents, $15.2 million severance and other labor related expenses and third party professional fees. Refer to Note 3. Restructuring of the Notes to the Consolidated Financial Statements included for additional detail.

Interest Expense

Interest expense for 2024 was $81.0 million, a decrease of $7.0 million compared with 2023. This decrease was attributable to an increase in interest income due to higher investment balances compared with the prior year. Refer to Note 7. Long-term Debt and Fair Value of Financial Instruments of the Notes to the Consolidated Financial Statements included herein for further details.

Provision for Income Taxes

The Company’s Provision for income taxes for 2024 was a benefit of $181.1 million compared with a benefit of $17.2 million for 2023, an increase of $164.0 million primarily due to a decrease in taxable income. The Company’s effective tax rate was 23.6% for 2024 and 36.4% for 2023. In 2024. The tax rate decreased compared with prior year primarily due to a tax benefit resulting from a discrete charge related to share-based compensation, the expiration of statute of limitations for certain tax years in multiple states as well as enhanced utilization of tax credits in the current year.

Reconciliation of Non-GAAP Financial Measures

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes certain financial measures not derived in accordance with GAAP. Non-GAAP financial measures, including Adjusted Net income, Adjusted EPS, Adjusted SG&A Margin, and Adjusted Operating Income, should not be used as a substitute for GAAP financial measures, or considered in isolation, for the purpose of analyzing operating performance, financial position or cash flows.
The Company has presented these non-GAAP financial measures as the Company believes that the presentation of the financial results that exclude (1) transformation expenses under the Company’s turnaround plans, inclusive of the Worldpac divestiture (2) other significant expenses and (3) nonrecurring tax expense are useful and indicative of the Company's base operations because the expenses vary from period to period in terms of size, nature and significance. These measures assist in comparing the Company’s current operating results with past periods and with the operational performance of other companies in the industry. The disclosure of these measures allows investors to evaluate the Company’s performance using the same measures management uses in developing internal budgets and forecasts and in evaluating management’s compensation. Included below is a description of the expenses the Company has determined are not normal, recurring cash operating expenses necessary to operate the Company’s business and the rationale for why providing these measures is useful to investors as a supplement to the GAAP measures.
Transformation Expenses — Expenses incurred in connection with the Company's turnaround plans and specific transformative activities related to asset optimization that the Company does not view to be normal cash operating expenses. These expenses primarily include:
•Restructuring and other related expenses — Expenses relating to strategic initiatives, including severance expense, retention bonuses offered to store-level employees to help facilitate the closing of stores, incremental reserves related to the collectibility of receivables resulting from contract terminations with certain independents associated with the 2024 Restructuring Plan and third-party professionals assisting in the development and execution of the strategic initiatives.

•Inventory write-down — Expenses relating to the incremental write-down of inventory to net realizable value due to liquidation sales and streamlining inventory assortment due to store and distribution center closures associated with the 2024 Restructuring Plan.
•Impairment and write-down of long-lived assets - Expenses relating to the impairment of operating lease ROU assets and property and equipment, incremental depreciation as a result of accelerating long-lived assets over a shorter useful life, and incremental lease abandonment expenses as a result of accelerating ROU asset amortization for leases the Company expects to exit before the end of the contractual term, net of gains on lease terminations, in connection with the 2024 Restructuring Plan and Other Restructuring Plan.
•Distribution network optimization — Expenses primarily relating to the conversion of the stores and distribution centers to market hubs, including temporary labor, incremental depreciation as a result of accelerating long-lived assets over a shorter useful life, nonrecurring professional service fees and team member severance.

Other Expenses — Expenses incurred by the Company that are not viewed as normal cash operating expenses and vary from period to period in terms of size, nature, and significance. These expenses primarily include:

•Other professional service fees — Expenses relating to nonrecurring services rendered by third-party vendors engaged to perform a strategic business review, including the Company’s transformation initiatives.
•Worldpac post transaction-related expenses — Expenses primarily relating to non-recurring separation activities provided by third-party professionals subsequent to the sale of Worldpac.
•Executive turnover — Expenses associated with the hiring search for leadership positions and compensation.
•Material weakness remediation — Incremental expenses associated with the remediation of the Company’s previously-disclosed material weaknesses in internal control over financial reporting.
•Cybersecurity incident— Expenses related to the response and remediation of a cybersecurity incident.

Nonrecurring Tax Expense — Income tax incurred by the Company from the book to tax basis difference in the Worldpac Canada stock directly resulting from the sale of Worldpac.

The following table includes a reconciliation of this information to the most comparable GAAP measures:

		Year Ended
	Classification	December 28, 2024	December 30, 2023
Net loss from continuing operations (GAAP)		$(586,955)	$(30,024)
Cost of sales adjustments:
Transformation expenses:
Inventory write-down	Restructuring	431,529	—
Selling, general and administrative adjustments:
Transformation expenses:
Restructuring and other related expenses (1)	Restructuring	60,682	7,835
Impairment and write-down of long-lived assets (2)	Restructuring	204,156	—
Distribution network optimization (3)	Restructuring	19,713	—
Other expenses:
Other professional service fees	Restructuring	15,533	—
Worldpac post transaction-related expenses	Restructuring	7,258	—
Executive turnover	Restructuring	1,561	8,152
Material weakness remediation	Non-restructuring	4,579	1,438
Cybersecurity incident	Non-restructuring	3,491	—
Other income adjustments:
TSA services		(2,537)	—
Provision for income taxes on adjustments (4)		(186,491)	(4,356)
Nonrecurring tax expense (5)		10,000	—
Adjusted net loss (Non-GAAP)		$(17,481)	$(16,955)

Diluted loss per share from continuing operations (GAAP)		$(9.80)	$(0.50)
Adjustments, net of tax		9.51	0.22
Adjusted EPS (Non-GAAP)		$(0.29)	$(0.28)

(1) Restructuring and other related expenses included transactional expenses due to incremental receivable reserves resulting from contract terminations with certain independents as part of the 2024 Restructuring Plan of $24.7 million, severance and other labor related costs of $15.2 million as part of the 2024 Restructuring Plan, and nonrecurring services rendered by third-party vendors assisting with the 2024 Restructuring Plan of $20.8 million.
(2) During the fifty-two weeks ended December 28, 2024, the Company recorded impairment charges for ROU assets and property and equipment of $171.4 million and incremental accelerated depreciation and amortization for property and equipment and ROU assets of $32.7 million.
(3) Distribution network optimization includes incremental depreciation as a result of accelerating long-lived assets over a shorter useful life of $5.0 million.
(4) The income tax impact of non-GAAP adjustments is calculated using the estimated tax rate in effect for the respective non-GAAP adjustments.
(5) Income tax incurred by the Company from the book to tax basis difference in the Worldpac Canada stock directly resulting from the sale of Worldpac.

Liquidity and Capital Resources

Overview

The Company’s primary cash requirements necessary to maintain the Company’s current operations include payroll and benefits, inventory purchases, contractual obligations, capital expenditures, payment of income taxes, funding of initiatives and other operational priorities, including payment of interest on the Company’s long-term debt. Historically, the Company has also used available funds to repay borrowings under the Company’s credit facility, to periodically repurchase shares of the Company’s common stock under the share repurchase program, to pay the Company’s quarterly cash dividend and for acquisitions. The Company also anticipates using cash in connection with its restructuring and asset optimization plan. The Company’s future uses of cash may differ, including with respect to the weight the Company places on the preservation of cash and liquidity, degree of investment in the Company’s business and other capital allocation priorities.

Typically, the Company has funded its cash requirements primarily through cash generated from operations, supplemented by borrowings under the Company’s credit facilities and note offerings as needed. Funds generated from the Company’s expected results of operations, available cash and cash equivalents and available borrowings under its credit facility will be sufficient to fund its obligations for the next year. The Company also believes such funds, cash and available borrowings, together with our ability to generate cash through credit facilities and notes offerings as needed, will be sufficient to fund our obligations long-term. Cash requirements for obligations next year and beyond are discussed in the “Contractual and Off Balance Sheet Obligations” section below.

On August 22, 2024, the Company entered into a definitive purchase agreement to sell its Worldpac business for $1.5 billion, with customary adjustments for working capital and other items, as well as provision of letters of credit in an aggregate amount of up to $200 million for up to 12 months following the closing of the transaction, which letter of credit exposure will reduce to zero no later than 24 months after the closing, to support supply chain financing for the buyer. The transaction closed on November 1, 2024. Net proceeds from the transaction after paying expenses and excluding the impact of taxes were approximately $1.47 billion. The Company intends to use net proceeds from the transaction for general corporate purposes, which may include the provision of additional working capital, funding internal operational improvement initiatives and repayment or refinancing of outstanding indebtedness. The Company believes funds generated from its expected results of operations, available cash and cash equivalents, net proceeds from the Worldpac sale and available borrowings under credit facilities and note offerings as needed will be sufficient to fund its obligations for the next twelve months and beyond.

On November 13, 2024, the Company’s Board of Directors approved the 2024 Restructuring Plan which is designed to improve the Company’s profitability and growth potential and streamline its operations. This plan anticipates closure of approximately 500 stores, approximately 200 independent locations and four distribution centers by mid-2025, as well as headcount reductions. As a result of the 2024 Restructuring Plan, the Company incurred $680.8 million of restructuring expenses in 2024. The Company estimates that it will incur additional expenses of approximately $225.0 million to $275.0 million including $200.0 million to $250.0 million of cash expenses primarily composed of lease termination and other exit expenses and professional services, by the end of fiscal year 2025.

As further described in Note 18. Supplier Finance Programs, the Company maintains certain supplier finance programs. Bank participation and company utilization of those programs may vary based on a number of factors. If bank participation is insufficient to cover planned utilization, the Company may experience shorter payable terms for inventory than anticipated, which could impact its capital resources and capital allocation decisions.

Share Repurchase Program

In August 2019, the Company’s Board of Directors approved a share repurchase program. Under the program, the Company was able to periodically repurchase shares of common stock at market prices through open market purchases effected through a broker dealer and in privately negotiated transactions. The Board of Directors was able to increase or otherwise modify, renew, suspend or terminate the share repurchase program without prior notice. On February 8, 2022, the Company’s Board of Directors authorized an additional $1.0 billion toward the Company’s share repurchase program, an increase to the $1.7 billion that had previously been authorized under the program. However, on November 13, 2024, the Company entered into Amendment No. 5 to the 2021 Credit Agreement (as defined below), which generally prohibits open market share repurchases.

During 2024 and 2023, the Company did not purchase any shares of its common stock under the share repurchase program. The Company had $947.3 million remaining under the share repurchase program as of December 28, 2024. Refer to “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for further details on the Company’s share repurchase program.

Capital Expenditures

The Company’s primary capital requirements have been the funding of the Company’s investments in information technology and supply chain, e-commerce and maintenance of existing stores. The Company leases approximately 83% of the Company’s stores.

The Company’s capital expenditures were $180.8 million in 2024, a decrease of $44.9 million from 2023, related to the decrease of spend in information technology, fewer store openings and fewer marketing-related projects from 2023 to 2024.

The Company’s future capital requirements will depend in large part on the timing or number of the investments the Company makes in information technology and supply chain network initiatives and existing stores and new store development (leased and owned locations) within a given year. In 2025, the Company anticipates that the Company’s capital expenditures related to such investments will be approximately $300 million but may vary with business conditions.

Analysis of Cash Flows

The following table summarizes the Company’s cash flows from operating, investing and financing activities:

	Year Ended
(in thousands)	December 28, 2024	December 30, 2023	December 31, 2022
Cash flows provided by operating activities from continuing operations	$140,504	$141,788	$622,638
Cash flows (used in) provided by operating activities from discontinued operations	(55,871)	145,587	113,933
Cash flows used in investing activities from continuing operations	(167,406)	(218,750)	(399,520)
Cash flows provided by (used in) investing activities from discontinued operations	1,522,160	(16,739)	(24,928)
Cash flows (used in) provided by financing activities	(75,010)	189,267	(620,704)
Effect of exchange rate changes on cash	1,569	(8,487)	(8,664)
Net increase (decrease) in cash and cash equivalents	$1,365,946	$232,666	$(317,245)

Operating Activities

In 2024, cash flows provided by operating activities decreased $1.3 million to $140.5 million. The net decrease in cash flows provided by operating activities was primarily attributable to lower net income and provision for deferred income taxes offset by an increase in net working capital compared with 2023 prior year. Refer to “Results of Operations” for further details on the Company’s results.

Investing Activities

In 2024, cash flows used in investing activities decreased $51.3 million to $167.4 million compared with 2023. This decrease was attributable to fewer store openings, lower capital spend in information technology and marketing-related development projects.

Financing Activities

In 2024, cash flows used in financing activities increased by $264.3 million to $75.0 million compared with 2023. The net increase in cash used in financing activities was attributable to the issuances of senior unsecured notes in the prior year partially offset by a decrease in dividends paid in the current year compared with 2023.

The Company’s Board of Directors has declared a quarterly cash dividend since 2006. Any payments of dividends in the future will be at the discretion of the Company’s Board of Directors and will depend upon the Company’s results of operations, cash flows, capital requirements and other factors deemed relevant by the Company’s Board of Directors. In addition, Amendment No. 5 to the 2021 Credit Agreement prevents the Company from increasing its cash dividends.

Long-Term Debt

On March 9, 2023, the Company issued the 5.90% senior unsecured notes due 2026 (the “2026 Notes”) at 99.94% of the principal amount of $300.0 million and the 5.95% senior unsecured notes due 2028 (the “2028 Notes”) at 99.92% of the principal amount of $300.0 million. The 2026 Notes and 2028 Notes bear interest at a rate of 5.90% and 5.95%, respectively, and are payable semi-annually in arrears in March and September. Proceeds from the Company’s 2026 and 2028 Notes were utilized to make repayments on the Company’s revolving facility and supplement operational and capital expenditures.

For additional information on transactions entered into relating to long-term debt during the fifty-two weeks ended December 28, 2024, refer to Note 7. Long-term Debt and Fair Value of Financial Instruments of the Notes to the Consolidated Financial Statements included herein.

As of February 26, 2025, the Company had a credit rating from S&P of BB+ and from Moody’s Investor Service of Ba1. The current outlooks by S&P and Moody’s were negative and stable, respectively. The current pricing grid used to determine the Company’s borrowing rate under the Company’s revolving credit facility is based on the Company’s credit ratings. If the Company’s credit ratings decline, it would negatively impact the Company’s interest rate, and the Company’s access to additional financing on favorable terms may be limited. In addition, the Company’s current revolving credit facility would require securitization in the event of further decline in the Company’s credit rating from S&P. As previously disclosed, a decline in credit ratings or perceived creditworthiness, among other factors, may impact participation in supplier finance programs, which in turn could shorten payable terms, result in an increase in working capital requirements or otherwise negatively impact capital resources.

With respect to all senior unsecured notes for which Advance Auto Parts, Inc. (“Issuer”) is an issuer or provides a full and unconditional guarantee, Advance Stores, a wholly-owned subsidiary of the Issuer, serves as the guarantor (“Guarantor Subsidiary”). The subsidiary guarantees related to the Company’s senior unsecured notes are full and unconditional and joint and several, and there are no restrictions on the ability of the Issuer to obtain funds from its Guarantor Subsidiary. The Company’s captive insurance subsidiary, an insignificant wholly-owned subsidiary of the Issuer, does not serve as guarantor of the Company’s senior unsecured notes.

Contractual and Off Balance Sheet Obligations

The Company entered into operating leases for certain store locations, distribution centers, office spaces, equipment and vehicles. The Company’s property leases generally contain renewal and escalation clauses and other concessions. These provisions are considered in the Company’s calculation of the Company’s minimum lease payments that are recognized as expense on a straight-line basis over the applicable lease term. Any lease payments that are based upon an existing index or rate are included in the Company’s minimum lease payment calculations. As of December 28, 2024, the Company’s operating lease obligations were $2.4 billion. As of December 28, 2024, the Company’s long-term debt, consisting of senior unsecured notes with varying maturities through 2032, was $1.8 billion. Future interest payable related to long-term debt was $380.0 million as of December 28, 2024. As part of the Company’s normal operations, the Company enters into purchase commitments primarily for the purchase of goods or services that are enforceable, legally binding and specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. As of December 28, 2024, the Company’s purchase commitments were $147.5 million.

On February 27, 2023, the Company entered into Amendment No. 1 (“Amendment No. 1”) to the Credit Agreement, dated November 9, 2021, with Advance Auto Parts, Inc., as Borrower, Advance Stores Company, Incorporated, as a Guarantor, the lenders party thereto, and Bank of America, N.A., as administrative agent (“2021 Credit Agreement”). Amendment No. 1 extended the maturity date of the 2021 Credit Agreement by one year from November 9, 2026, to November 9, 2027. Amendment No. 1 also replaced an adjusted LIBOR benchmark rate with a Term Secured Overnight Financing Rate benchmark rate, as adjusted by an increase of ten basis points, plus the applicable margin under the 2021 Credit Agreement. Amendment No. 1 made no other material changes to the terms of the 2021 Credit Agreement. On August 21, 2023, the Company entered into Amendment No. 2 (“Amendment No. 2”) to the 2021 Credit Agreement in order to amend certain financial covenants related to the Consolidated Coverage Ratio (as defined therein), and on November 20, 2023, the Company entered into Amendment No. 3 (“Amendment No. 3”) to the 2021 Credit Agreement in order to further amend financial covenants related to the Consolidated Coverage Ratio. Pursuant to Amendment No. 2 and Amendment No. 3, the Company may not permit the Consolidated Coverage Ratio to be less than (a) 1.75 to 1.00 for each period of four fiscal quarters ending on October 7, 2023 through and including the period of four fiscal quarters ending on October 5, 2024, (b) 2.00 to 1.00 for each period of four fiscal quarters ending on December 28, 2024 through and including the period of four fiscal quarters ending on October 4, 2025 and (c) 2.25 to 1.00 for each period of four fiscal quarters ending after October 4, 2025. Amendment No. 2. and Amendment No. 3 made no other material changes to the terms of the 2021 Credit Agreement.

On February 26, 2024, the Company entered into Amendment No. 4 (“Amendment No. 4”) to the 2021 Credit Agreement to enable certain addbacks to the definition of Consolidated EBITDA contained therein for specific write-downs of inventory and vendor receivables. Amendment No. 4 also updated certain limitations on future incurrences of other indebtedness and liens, replacing the cap thereon of 10% of consolidated net tangible assets with $400 million, and eliminated the $250 million basket for accounts receivable securitization transactions. Amendment No. 4 made no other material changes to the terms of the 2021 Credit Agreement. In addition to the Company’s Consolidated Coverage Ratio requirement, the Company was required to maintain a maximum leverage ratio of 3.75 to 1.00. On November 13, 2024, the Company entered into Amendment No. 5 to the 2021 Credit Agreement. Amendment No. 5 (i) permits up to $575 million of certain restructuring charges to be added back to Consolidated EBITDAR (as defined therein), (ii) permits up to $800 million of unrestricted cash to be netted out of debt in the calculation of the Leverage Ratio (as defined therein), and (iii) reduced the minimum Consolidated Coverage Ratio (as defined therein) to 1.50 to 1.00 through July 12, 2025 and 1.75 to 1.00 thereafter. Amendment No. 5 also reduced the unsecured revolving credit facility under the 2021 Credit Agreement from $1.2 billion to $1.0 billion and amended the pricing on the loans thereunder in connection with changes in the Company’s credit ratings.

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

On February 25, 2025, the Company entered into Amendment No. 6 (“Amendment No. 6”) to the 2021 Credit Agreement to, among other things, (i) expand the scope of domestic subsidiaries that would be required to grant security interests and guarantee the Company’s obligations under the 2021 Credit Agreement upon the occurrence of a Springing Lien Trigger Event (as defined therein) to include all of the Company’s subsidiaries other than the Company’s Insignificant Subsidiaries (as defined in Amendment No. 6), (ii) revise the definition of Consolidated Coverage Ratio to exclude up to $175 million of accelerated rent charges related to lease buyouts and to permit the minimum Consolidated Coverage Ratio to remain at 1.50 to 1.00 for one additional quarter before increasing to 1.75 to 1.00 on and after the fiscal quarter ending on January 3, 2026, (iii) revise the definition of Consolidated EBITDA to increase the threshold for Identified Restructuring Charges (as defined therein) from $575 million to $625 million, and (iv) expand the scope of the guaranteed obligations to include bank product obligations and cash management obligations.

The Company’s compliance with these covenants will depend upon achieving the Company’s financial targets including improvements in operating income. As of December 28, 2024, giving consideration to the amendments to the Company’s 2021 Credit Agreement through that date, the Company was in compliance with the financial covenants required thereby. The Company currently expects to be in compliance with these financial covenants for the next 12 months. However, risk of noncompliance increases if the Company’s financial performance worsens or the Company is required to increase borrowings to fund operations. If the Company is not in compliance with the financial covenants required by the 2021 Credit Agreement, and cannot timely secure an amendment or waiver thereof, the Company would be in default of the 2021 Credit Agreement and the Company’s outstanding senior unsecured notes, which would have a material adverse impact on the Company’s financial condition.

Critical Accounting Policies

The Company’s financial statements have been prepared in accordance with GAAP. The Company’s discussion and analysis of the financial condition and results of operations are based on these financial statements. The preparation of these financial statements requires the application of accounting policies in addition to certain estimates and judgments by the Company’s management. The Company’s estimates and judgments are based on currently available information, historical results and other assumptions the Company believes are reasonable. Actual results could differ materially from these estimates.

The preparation of the Company’s financial statements included the following significant estimates and exercise of judgment.

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

Vendor promotional allowances provided as a reimbursement of specific, incremental and identifiable costs incurred to promote a vendor’s products are included as an offset to SG&A when the cost is incurred if the fair value of that benefit can be reasonably estimated. Certain of the Company’s vendor agreements contain purchase volume incentives that provide for increased funding when graduated purchase volumes are met. Amounts accrued throughout the year could be impacted if actual purchase volumes differ from projected annual purchase volumes. Periodic assessments of the accruals are performed to determine the appropriateness of the estimate and are adjusted accordingly.

Amounts received or receivable from vendors that are not yet earned are reflected initially as a reduction to inventory, which subsequently is recorded to Cost of sales. The Company’s estimate of the portion of deferred revenue that will be realized within one year of the balance sheet date is included in Other current liabilities. Earned amounts that are receivable from vendors are included in Receivables, net, except for that portion expected to be received after one year, which is included in Other assets, net. The Company regularly reviews the receivables from vendors to ensure they are able to meet their obligations. Historically, the change in the Company’s reserve for receivables related to vendor funding has not been significant.

Self-Insurance Reserves

The Company’s self-insurance reserves consist of the estimated exposure for claims filed, claims incurred but not yet reported and projected future claims, and are established using actuarial methods followed in the insurance industry and the Company’s historical claims experience. Specific factors include, but are not limited to, assumptions about health care costs, the severity of accidents, the incidence of illness and the average size of claims. Generally, claims for automobile and general liability and workers’ compensation take several years to settle. The Company classifies the portion of the Company’s self-insurance reserves that is not expected to be settled within one year in Other long-term liabilities.

While the Company does not expect the amounts ultimately paid to differ significantly from the Company’s estimates, the Company’s self-insurance reserves and corresponding Cost of sales and SG&A could be affected if future claim experience differs significantly from historical trends and actuarial assumptions. A 10% change in the Company’s self-insurance liabilities at December 28, 2024 would result in a change in expense of approximately $14.1 million for 2024.

Excess and Obsolete Inventory Reserves

The Company’s excess and obsolete inventory reserve assessment includes analyzing the Company’s inventory at the SKU level by assessing each SKU quantity based on years on hand, the stage within the product lifecycle the SKU is assigned and sales history. From this data analysis, the Company’s excess and obsolete inventory is identified, analyzed and compared against the Company’s reserve. Additionally, from time to time, specific SKUs may be identified as excess and/or obsolete for which a reserve will be recognized.

The Company classifies each product into a product lifecycle category: introduction, expansion, saturation, reduction and disposition. This assessment is routinely performed and includes, but is not limited to, the analysis of anticipated, historical and actual demand; and changes in customer preferences. SKU-level classifications are updated as warranted.

Restructuring and Related Expenses

The Company records restructuring and transformation activities when management commits to and approves a restructuring plan. The components of a restructuring plan require significant management judgments and estimates that would materially impact reported performance if different assumptions were used and have a significant uncertainty in measurements. Impairment of inventory is recognized when the cost of inventory exceeds its net realizable value. There are significant assumptions required by management to estimate the net realizable value associated with inventory located at the stores and distribution centers to be closed, including the anticipated sell through rate and estimated sales proceeds less costs to sell. Asset impairment charges associated with operating lease right-of-use (“ROU”) assets are recognized when the ROU carrying value exceeds its fair value. There are significant assumptions required by management to estimate the fair value of ROU assets, including the market rental rates and discount rates utilized in the discounted cash flow model. Severance and retention costs associated with workforce reductions are recognized at the time of communication to employees, unless future service is required, in which case the costs are recognized ratably over the future service period. Employee termination benefits are recognized as a liability when it is probable that a liability exists, and the amount is reasonably estimable. Other exit-related costs, including nonrecurring professional fees, are recognized as incurred. Restructuring expenses are recognized as an operating expense in cost of sales or selling, general and administrative expenses within the consolidated statements of operations and related liabilities are recorded within accounts payable and accrued expenses on the consolidated balance sheets. The Company periodically evaluates and, if necessary, adjusts its estimates based on currently available information.

New Accounting Pronouncements

For a description of recently adopted and issued accounting standards, including the expected dates of adoption and estimated effects, if any, on the consolidated financial statements, see “Recently Issued Accounting Pronouncements” in Note 2. Significant Accounting Policies, of the Notes to the Consolidated Financial Statements included herein.

Item 7A. Quantitative and Qualitative Disclosures about Market Risks.

The Company is subject to interest rate risk to the extent the Company borrows against its revolving credit facility as it is based, at the Company’s option, on adjusted Term Secured Overnight Financing Rate (“SOFR”) plus a margin, or an alternate base rate plus a margin. As of December 28, 2024 and December 30, 2023, the Company had no borrowings outstanding under its revolving credit facility.

The Company’s financial assets that are exposed to credit risk consist primarily of trade accounts receivable and vendor receivables. The Company is exposed to normal credit risk from customers. The Company’s concentration of credit risk is limited because the Company’s customer base consists of a large number of customers with relatively small balances, which allows the credit risk to be spread across a broad base. The Company has not historically had significant credit losses.

The Company is exposed to foreign currency exchange rate fluctuations for the portion of its inventory purchases denominated in foreign currencies. The Company believes that the price volatility relating to foreign currency exchange rates is partially mitigated by the Company’s ability to adjust selling prices. During 2024 and 2023, foreign currency transactions did not materially impact net income.

Item 8. Financial Statements and Supplementary Data.

This information is included in “Item 15. Exhibits, Financial Statement Schedules” of this annual report and is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are management’s controls and other procedures that are designed to ensure that information required to be disclosed by management in the Company’s reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Internal controls over financial reporting, no matter how well designed, have inherent limitations, including the possibility of human error and the override of controls. Therefore, even those systems determined to be effective can provide only “reasonable assurance” with respect to the reliability of financial reporting and financial statement preparation and presentation. Further, because of changes in conditions, the effectiveness may vary over time.

Evaluation of Disclosure Controls and Procedures

Management evaluated, with the participation of the Company’s principal executive officer and principal financial officer, the effectiveness of its disclosure controls and procedures as of December 28, 2024. Based on this evaluation, the Company’s principal executive officer and our principal financial officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company as defined in Rule 13(a) - 15(f) under the Exchange Act. Management’s internal control over financial reporting is a process designed under the supervision of our principal executive officer and principal financial officer, and effected by our Board of Directors, management and other personnel, to provide “reasonable assurance” regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with GAAP. Management’s internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that its receipts and expenditures are being made only in accordance with authorizations of management and directors; and (3) provide “reasonable assurance” regarding prevention or timely detection of unauthorized acquisition, use or disposition of its assets that could have a material effect on the financial statements.

As of December 28, 2024, management, including the Company’s principal executive officer and principal financial officer, assessed the effectiveness of its internal control over financial reporting based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, the Company’s principal executive officer and our principal financial officer have concluded that, as of the end of the period covered by this report, the Company’s internal control over financial reporting was effective to accomplish their objectives at the reasonable assurance level.

Details on Prior Material Weaknesses Fully Remediated During the Period

As disclosed in the Form 10-Q for the period ended October 5, 2024, the Company devoted significant time and resources to complete its remediation of the material weakness. The following components of the remediation plan, among others, have been executed:

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

Details on Account Reconciliation Material Weakness

In addition, as disclosed in the Form 10-Q for the period ended April 20, 2024, in connection with the preparation of the financial statements for the first quarter of 2024, management identified certain cash account reconciliations whereby a former employee in the Company’s India-based shared services center circumvented a cash reconciliation controls policy and concealed unreconciled items. This individual did not follow the Company’s policy to display all reconciling items in the reconciliation process. Based on the remediation measures described above, including adding redundant or compensating controls and implementing a quality control function, the Company has concluded that the material weakness over account reconciliations has been fully remediated as of December 28, 2024.

Management believes that the Consolidated Financial Statements and related financial information included in this Form 10-K present fairly, in all material respects, our balance sheets, statements of operations, comprehensive income and cash flows as of and for the periods presented.

Changes in Internal Control Over Financial Reporting

Except for the changes described above, there has been no change in the Company’s internal control over financial reporting during the fourth quarter ended December 28, 2024 that has materially affected or is reasonably likely to materially affect its internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

Attestation Report of Registered Public Accounting Firm

Management’s internal control over financial reporting as of December 28, 2024 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, who also audited the Company’s consolidated financial statements for the year ended December 28, 2024, as stated in their report included herein, which expresses an unqualified opinion on the effectiveness of its internal control over financial reporting as of December 28, 2024.

Item 9B. Other Information.

During the twelve weeks ended December 28, 2024, no Rule 10b5-1 or non-Rule 10b5-1 trading arrangements were adopted, modified or terminated by the Company’s officers or directors as each term is defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

For a discussion of the Company’s directors, executive officers and corporate governance, see the information set forth in the sections and subsections entitled “Proposal No. 1 - Election of Directors,” “Corporate Governance,” “Additional Information Regarding Executive Compensation - Information Concerning the Company’s Executive Officers,” “Audit Committee Report,” and “Additional Information Regarding Executive Compensation - Delinquent Section 16(a) Reports,” “Code of Ethics and Business Conduct” and “Code of Ethics for Finance Professionals” in the Company’s proxy statement for the 2025 annual meeting of stockholders to be filed with the SEC within 120 days after the close of our fiscal year ended December 28, 2024 (the “2025 Proxy Statement”), which is incorporated herein by reference.

Item 11. Executive Compensation.

See the information set forth in the sections entitled “Compensation Committee Report,” “Compensation Discussion and Analysis,” “Compensation Program Risk Assessment,” “Additional Information Regarding Executive Compensation” and “Director Compensation” in the 2025 Proxy Statement, which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

See the information set forth in the subsections entitled “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in the 2025 Proxy Statement, which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

See the information set forth in the subsections entitled “Corporate Governance - Related Party Transactions” and “Board Independence and Structure” in the 2025 Proxy Statement, which is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

See the information set forth in the subsection entitled “2024 and 2023 Audit Fees” in the 2025 Proxy Statement, which is incorporated herein by reference.

PART IV

Item 15.     Exhibits, Financial Statement Schedules.

(1) Financial Statements
Audited Consolidated Financial Statements of Advance Auto Parts, Inc. and Subsidiaries for the years ended December 28, 2024, December 30, 2023 and December 31, 2022:
Reports of Independent Registered Public Accounting Firm (PCAOB ID No. 34)	37
Consolidated Balance Sheets	41
Consolidated Statements of Operations	42
Consolidated Statements of Comprehensive Income	42
Consolidated Statements of Changes in Stockholders' Equity	43
Consolidated Statements of Cash Flows	44
Notes to the Consolidated Financial Statements	46

(2) Financial Statement Schedule
Schedule II - Valuation and Qualifying Accounts	75

(3) Exhibits
Exhibit Index	76

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Advance Auto Parts, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Advance Auto Parts, Inc. and subsidiaries (the "Company") as of December 28, 2024 and December 30, 2023, the related consolidated statements of operations, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 28, 2024, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 28, 2024 and December 30, 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 28, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 28, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2025, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Critical Audit Matter

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Vendor Incentives — Refer to Note 2 to the Consolidated Financial Statements

Critical Audit Matter Description

The Company receives incentives in the form of reductions in amounts owed to and/or payments due from vendors related to volume rebates and other promotions. Volume rebates and vendor promotional allowances are earned based on inventory purchases and initially recorded as a reduction to inventory, except for allowances provided as reimbursement of specific, incremental, and identifiable costs incurred to promote a vendor’s products that are offset in selling, general and administrative expenses. The deferred amounts are recorded as a reduction in cost of sales as the inventory is sold.

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

Restructuring — Refer to Note 3 to the Consolidated Financial Statements

Critical Audit Matter Description

The Company recorded restructuring and impairment charges related to its Board of Directors approved restructuring and asset optimization plan (“2024 Restructuring Plan”). This plan anticipates the closure of approximately 500 stores, approximately 200 independent locations and four distribution centers. The Company incurred $740.4 million of restructuring charges, which primarily related to inventory write-down charges for reducing inventory to net realizable value in connection with the store and distribution center closures and asset impairment charges associated with operating lease right-of-use (ROU) assets. The determination of restructuring charges and related reserves requires management to make significant estimates and assumptions regarding the amount of inventory write-down charges and impairment charges of operating lease ROU assets.

The principal considerations for our determination that the evaluation of restructuring charges associated with inventory write-downs for closed store and distribution center locations and impairment charges related to operating lease ROU assets are:
•The significant assumptions required by management in estimating the net realizable value associated with inventory located at the stores and distribution centers to be closed including the anticipated sell through rate and estimated sales proceeds less costs to sell.
•The significant assumptions required by management to estimate the fair value of ROU assets utilizing a discounted cash flow model including market rental rates and discount rates.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the anticipated sell through rate and estimated sales proceeds less costs to sell associated with inventory write-down charges included the following, among others:

•Tested the effectiveness of controls over management’s process for developing the inventory write-down charges, including controls over the review of the anticipated sell through rate and estimated sales proceeds less costs to sell, and the completeness and accuracy of underlying data.
•Evaluated the reasonableness of management’s estimates of net realizable value of inventory for locations to be closed based on subsequent sales activity and contractual agreements with wholesalers to purchase the inventory at an agreed upon price.

Our audit procedures related to market rental rates and discount rates associated with the Company’s impairment assessment of ROU assets included the following, among others:

•Tested the effectiveness of controls over management’s impairment assessment process, including key assumptions used in the impairment analysis such as market rental rates and appropriate discount rate.
•Evaluated the reasonableness of management’s impairment assessment of ROU assets by:
◦Testing the completeness and accuracy of underlying data

◦Evaluating key assumptions including involvement of our valuation specialist to assess market rental rates and discount rates
◦Testing the mathematical accuracy of management’s calculations, including the completeness and accuracy of underlying data

/s/Deloitte & Touche LLP

Charlotte, North Carolina
February 26, 2025

We have served as the Company’s auditor since 2002.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Advance Auto Parts, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Advance Auto Parts and subsidiaries (the “Company”) as of December 28, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 28, 2024, of the Company and our report dated February 26, 2025, expressed an unqualified opinion on those financial statements.

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

/s/Deloitte & Touche LLP

Charlotte, North Carolina
February 26, 2025

Advance Auto Parts, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except per share data)

	December 28, 2024	December 30, 2023
Assets
Current assets:
Cash and cash equivalents	$1,869,417	$488,049
Receivables, net	544,040	609,528
Inventories	3,612,081	3,893,569
Other current assets	118,002	180,402
Current assets held for sale	—	1,205,473
Total current assets	6,143,540	6,377,021
Property and equipment, net of accumulated depreciation of $3,060,247 and $2,729,208	1,334,338	1,555,985
Operating lease right-of-use assets	2,242,602	2,347,073
Goodwill	598,217	601,159
Other intangible assets, net	405,751	419,161
Other noncurrent assets	73,661	85,988
Noncurrent assets held for sale	—	889,939
Total assets	$10,798,109	$12,276,326

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,407,889	$3,526,079
Accrued expenses	784,635	616,067
Other current liabilities	472,833	396,408
Current liabilities held for sale	—	768,851
Total current liabilities	4,665,357	5,307,405
Long-term debt	1,789,161	1,786,361
Non-current operating lease liabilities	1,897,165	2,039,908
Deferred income taxes	192,671	355,635
Other long-term liabilities	83,813	83,538
Noncurrent liabilities held for sale	—	183,751
Total liabilities	8,628,167	9,756,598

Commitments and contingencies

Stockholders’ equity:
Preferred stock, nonvoting, $0.0001 par value, 10,000 shares authorized; no shares issued or outstanding	—	—
Common stock, voting, $0.0001 par value, 200,000 shares authorized; 77,721 shares issued and 59,774 outstanding at December 28, 2024 and 77,349 shares issued and 59,512 outstanding at December 30, 2023	8	8
Additional paid-in capital	993,691	946,099
Treasury stock, at cost, 17,947 and 17,837 shares	(2,939,787)	(2,933,286)
Accumulated other comprehensive loss	(47,146)	(52,232)
Retained earnings	4,163,176	4,559,139
Total stockholders’ equity	2,169,942	2,519,728
Total liabilities and stockholders’ equity	$10,798,109	$12,276,326

The accompanying notes to the consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share data)

	Year Ended
	December 28, 2024	December 30, 2023	December 31, 2022
Net sales	$9,094,327	$9,209,075	$9,148,874
Cost of sales	5,685,807	5,348,966	4,916,004
Gross profit	3,408,520	3,860,109	4,232,870
Selling, general and administrative expenses, exclusive of restructuring and related expenses	3,812,924	3,805,235	3,708,252
Restructuring and related expenses	308,902	15,987	—
Selling, general and administrative expenses	4,121,826	3,821,222	3,708,252
Operating (loss) income	(713,306)	38,887	524,618
Other, net:
Interest expense	(81,033)	(87,989)	(50,841)
Loss on early redemptions of senior unsecured notes	—	—	(7,408)
Other income (expense), net	26,241	1,924	(6,176)
Total other, net	(54,792)	(86,065)	(64,425)
(Loss) Income before provision for income taxes	(768,098)	(47,178)	460,193
Provision for income taxes	(181,143)	(17,154)	99,657
Net (loss) income from continuing operations	(586,955)	(30,024)	360,536
Net income from discontinued operations	251,167	59,759	103,866
Net (loss) income	$(335,788)	$29,735	$464,402

Basic (loss) earnings per common share from continuing operations	$(9.84)	$(0.51)	$5.97
Basic earnings per common share from discontinued operations	4.21	1.01	1.73
Basic (loss) earnings per common share	$(5.63)	$0.50	$7.70
Basic weighted-average common shares outstanding	59,647	59,432	60,351

Diluted (loss) earnings per common share from continuing operations	$(9.80)	$(0.50)	$5.94
Diluted earnings per common share from discontinued operations	4.19	1.00	1.71
Diluted earnings (loss) per common share	$(5.61)	$0.50	$7.65
Diluted weighted-average common shares outstanding	59,902	59,608	60,717

Consolidated Statements of Comprehensive Income
(in thousands)

	Year Ended
	December 28, 2024	December 30, 2023	December 31, 2022
Net (loss) income	$(335,788)	$29,735	$464,402
Other comprehensive loss:
Changes in net unrecognized other postretirement benefit costs, net of tax of $53, $(29) and $66	(149)	82	(186)
Currency translation adjustments	5,235	(7,619)	(17,450)
Total other comprehensive loss	5,086	(7,537)	(17,636)
Comprehensive (loss) income	$(330,702)	$22,198	$446,766

The accompanying notes to the consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries Consolidated Statements of Changes in Stockholders’ Equity (in thousands, except per share data)

	Common Stock		Additional Paid-in Capital	Treasury Stock, at cost	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2022	62,009	$8	$845,407	$(2,300,288)	$(27,059)	$4,563,724	$3,081,792
Net income	—	—	—	—	—	464,402	464,402
Total other comprehensive income	—	—	—	—	(17,636)	—	(17,636)
Issuance of shares upon the exercise of stock options	3	—	535	—	—	—	535
Restricted stock units and deferred stock units vested	297	—	—	—	—	—	—
Share-based compensation	—	—	50,978	—	—	—	50,978
Stock issued under employee stock purchase plan	25	—	4,140	—	—	—	4,140
Repurchases of common stock	(3,070)	—	—	(618,480)	—	—	(618,480)
Cash dividends declared ($6.00 per common share)	—	—	—	—	—	(363,039)	(363,039)
Other	—	—	(3,500)	—	—	—	(3,500)
Balance, December 31, 2022	59,264	8	897,560	(2,918,768)	(44,695)	4,665,087	2,599,192
Net income	—	—	—	—	—	29,735	29,735
Total other comprehensive income	—	—	—	—	(7,537)	—	(7,537)
Issuance of shares upon the exercise of stock options	—	—	—	—	—	—	—
Restricted stock units and deferred stock units vested	308	—	—	—	—	—	—
Share-based compensation	—	—	45,647	—	—	—	45,647
Stock issued under employee stock purchase plan	53	—	3,892	—	—	—	3,892
Repurchases of common stock	(113)	—	—	(14,518)	—	—	(14,518)
Cash dividends declared ($2.25 per common share)	—	—	—	—	—	(135,683)	(135,683)
Other	—	—	(1,000)	—	—	—	(1,000)
Balance, December 30, 2023	59,512	8	946,099	(2,933,286)	(52,232)	4,559,139	2,519,728
Net (loss)	—	—	—	—	—	(335,788)	(335,788)
Total other comprehensive loss	—	—	—	—	5,086	—	5,086
Restricted stock units and deferred stock units vested	304	—	312	—	—	—	312
Share-based compensation	—	—	44,597	—	—	—	44,597
Stock issued under employee stock purchase plan	68	—	2,683	—	—	—	2,683
Repurchases of common stock	(110)	—	—	(6,501)	—	—	(6,501)
Cash dividends declared ($1.00 per common share)	—	—	—	—	—	(60,846)	(60,846)
Other	—	—	—	—	—	671	671
Balance, December 28, 2024	59,774	$8	$993,691	$(2,939,787)	$(47,146)	$4,163,176	$2,169,942

The accompanying notes to the consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries Consolidated Statements of Cash Flows (in thousands)

	Year Ended
	December 28, 2024	December 30, 2023	December 31, 2022
Cash flows from operating activities:
Net (loss) income	$(335,788)	$29,735	$464,402
Net income from discontinued operations	251,167	59,759	103,866
Net (loss) income from continuing operations	(586,955)	(30,024)	360,536
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	291,980	269,430	248,327
Share-based compensation	42,193	40,905	46,482
Write-down on receivables	34,176	—	—
Loss on sale and impairment of long-lived assets	157,957	857	2,345
Loss on early redemption of senior unsecured notes	—	—	7,408
Provision for deferred income taxes	(203,276)	(37,175)	22,811
Other, net	3,968	3,267	2,587
Net change in:
Receivables, net	28,952	(114,745)	27,420
Inventories	270,403	(64,146)	(70,969)
Accounts payable	(110,112)	57,518	119,334
Accrued expenses	126,588	94,698	(158,632)
Other assets and liabilities, net	84,630	(78,797)	14,989
Net cash provided by operating activities from continuing operations	140,504	141,788	622,638
Net cash (used in) provided by operating activities from discontinued operations	(55,871)	145,587	113,933
Net cash provided by operating activities	84,633	287,375	736,571
Cash flows from investing activities:
Purchases of property and equipment	(180,800)	(225,672)	(398,757)
Purchase of intangible asset	—	—	(1,900)
Proceeds from sales of property and equipment	13,394	6,922	1,137
Net cash used in investing activities from continuing operations	(167,406)	(218,750)	(399,520)
Net cash provided by (used in) investing activities from discontinued operations	1,522,160	(16,739)	(24,928)
Net cash provided by (used in) investing activities	1,354,754	(235,489)	(424,448)
Cash flows from financing activities:
Borrowings under credit facilities	—	4,805,000	2,035,000
Payments on credit facilities	—	(4,990,000)	(1,850,000)
Proceeds from issuance of senior unsecured notes, net	—	599,571	348,618
Payments on senior unsecured notes	—	—	(201,081)
Dividends paid	(59,855)	(209,293)	(336,230)
Purchase of noncontrolling interests	(9,101)	—	—
Repurchases of common stock	(6,501)	(14,518)	(618,480)
Other, net	447	(1,493)	1,469
Net cash (used in) provided by financing activities	(75,010)	189,267	(620,704)
Effect of exchange rate changes on cash	1,569	(8,487)	(8,664)
Net increase (decrease) in cash and cash equivalents	1,365,946	232,666	(317,245)
Cash and cash equivalents, beginning of period	503,471	270,805	588,050
Cash and cash equivalents, end of period	$1,869,417	$503,471	$270,805

Advance Auto Parts, Inc. and Subsidiaries Consolidated Statements of Cash Flows (in thousands)

	Year Ended
	December 28, 2024	December 30, 2023	December 31, 2022

Summary of cash and cash equivalents:
Cash and cash equivalents of continuing operations, end of period	$1,869,417	$488,049	$220,134
Cash and cash equivalents of discontinued operations, end of period	—	15,422	50,671
Cash and cash equivalents, end of period	$1,869,417	$503,471	$270,805

Supplemental cash flow information:
Interest paid	$75,740	$73,844	$46,159
Income tax payments	$37,037	$98,792	$94,605
Non-cash transactions:
Accrued purchases of property and equipment	$14,841	$5,287	$8,927
Transfer of property and equipment from (to) assets related to discontinued operations to (from) continuing operations	$7,262	$(1,666)	$—

The accompanying notes to the consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
(Amounts presented in thousands, except per share data, unless otherwise stated)

1.Nature of Operations and Basis of Presentation

Description of Business

Advance Auto Parts, Inc. and subsidiaries is a leading automotive aftermarket parts provider in North America, serving both professional installers (“professional”) and “do-it-yourself” (“DIY”) customers. The accompanying consolidated financial statements include the accounts of Advance Auto Parts, Inc., its wholly owned subsidiaries, Advance Stores Company, Incorporated (“Advance Stores”) and Neuse River Insurance Company, Inc., and their subsidiaries (collectively referred to as “the Company”).

On August 22, 2024, the Company entered into a definitive purchase agreement to sell its Worldpac, Inc. business (“Worldpac”), which reflects a strategic shift in its business. The Company completed the sale of Worldpac for a cash consideration of $1.5 billion, with customary adjustments for working capital and other items. The transaction closed on November 1, 2024. The Company received net proceeds of approximately $1.47 billion from the transaction after paying transaction fees and excluding the impact of taxes. The Company intends to use net proceeds from the transaction for general corporate purposes, which may include the provision of additional working capital, funding internal operational improvement initiatives and repayment or refinancing of outstanding indebtedness. As a result of the sale, the Company has presented Worldpac as discontinued operations in its Consolidated Statements of Operations and Consolidated Statements of Cash Flows for all periods presented. Additionally, the related assets and liabilities associated with the discontinued operations were classified as held for sale for prior period in the Consolidated Balance Sheet. Refer to Note 20. Discontinued Operations of the Notes to the Consolidated Financial Statements included herein.

As of December 28, 2024, the Company operated a total of 4,788 stores primarily within the United States, with additional locations in Canada, Puerto Rico and the U.S. Virgin Islands. In addition, as of December 28, 2024, the Company served 934 independently owned Carquest branded stores across the same geographic locations served by the Company’s stores in addition to Mexico and various Caribbean islands. The Company’s stores operate primarily under the trade names “Advance Auto Parts” and “Carquest.”

The Company has one reportable segment and two operating segments. The operating segments are aggregated primarily due to the economic and operational similarities of each operating segment as the stores have similar characteristics, including the nature of the products and services offered, customer base and the methods used to distribute products and provide services to its customers. The Company previously had three operating segments as Worldpac was one of the Company’s operating segments. The sale of Worldpac resulted in the Company having two operating segments, “Advance Auto Parts/Carquest U.S.” and “Carquest Canada.” Refer to Note 19. Segment Reporting for additional information on the Company’s segments.

On November 13, 2024, the Company’s Board of Directors approved a restructuring and asset optimization plan (“2024 Restructuring Plan”) designed to improve the Company’s profitability and growth potential and streamline its operations. Additionally, in November 2023, the Company announced a strategic and operational plan which would result in $150 million of savings, of which $50 million would be reinvested into frontline team members. In addition to a reduction in workforce, this plan streamlines the Company’s supply chain by configuring a multi-echelon supply chain by leveraging current asset and operating fewer, more productive distribution centers that focus on replenishment and move more parts closer to the customer. Refer to Note 3. Restructuring of the notes to the Consolidated Financial Statements included herein.

Accounting Period

The Company’s fiscal year ends on the Saturday closest to December 31st. All references herein for the years 2024, 2023 and 2022 represent the fiscal years ended December 28, 2024, December 30, 2023 and December 31, 2022, and consisted of fifty-two weeks.

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

Inventory

The Company’s inventory consists primarily of parts, batteries, accessories and other products used on vehicles that have reasonably long shelf lives and is stated at the lower of cost or market. The cost of the Company’s merchandise inventory is primarily determined using the last-in, first-out (“LIFO”) method. Under the LIFO method, the Company’s cost of sales reflects the costs of the most recently purchased inventories, while the inventory carrying balance represents the costs relating to prices paid in 2024 and prior years. The Company regularly reviews inventory quantities on-hand to consider whether it has excess or obsolete inventory and adjusts the carrying value as necessary. In the fourth quarter of 2024, the Company announced a restructuring and asset optimization plan designed to improve the Company’s profitability and growth potential and streamline its operations. In executing this plan and initiating store closure activities, the Company liquidated inventory held at these locations and rationalized its product assortment held as a result of a reduced sell-through footprint which resulted in an inventory charge of $431.5 million and was reflected in cost of sales. In 2023, the Company performed a strategic and operational review of the business, which included the rationalization of product assortment and planned decisive actions. As a result, the Company made a change in the estimate of excess inventory reserves resulting in a $109.5 million charge to cost of sales.

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

Goodwill and Other Indefinite-Lived Intangible Assets

The Company performs an evaluation for the impairment of goodwill and other indefinite-lived intangible assets for the Company’s reporting units annually as of the first day of the fourth quarter, or when indications of potential impairment exist. These indicators would include a significant change in operating performance, the business climate, legal factors, competition, or a planned sale or disposition of a significant portion of the business, among other factors. The evaluation of goodwill and other indefinite-lived intangibles may be a Step-0 analysis, which consists of a qualitative assessment, or a Step-1 analysis, which includes a quantitative assessment. In a Step-0 analysis, the Company assesses qualitative factors such as current company performance and overall economic factors to determine if it is more-likely-than-not that the goodwill might be impaired and whether it is necessary to perform a quantitative goodwill impairment test. In the quantitative goodwill impairment test, the Company compares the carrying value of a reporting unit to its fair value. In performing a Step-1 analysis, the Company has historically used an income approach which requires many assumptions including forecast, discount rate, long-term growth rate, among other items. The Company has also utilized the market approach which derives metrics from comparable publicly-traded companies. The Company has generally engaged a third-party valuation firm to assist in the fair value assessment of goodwill. If the fair value of the reporting unit is lower than its carrying amount, goodwill is written down for the amount by which the carrying amount exceeds the reporting unit's fair value.

The other indefinite-lived intangible assets are tested for impairment at the asset group level. Other indefinite-lived intangible assets are evaluated by comparing the carrying amount of the asset to the future discounted cash flows that the asset is expected to generate. If the fair value based on the future discounted cash flows exceeds the carrying value, the Company concludes that no intangible asset impairment has occurred. If the carrying value of the indefinite-lived intangible asset exceeds the fair value, the Company recognizes an impairment loss.

The Company has two operating segments, defined as “Advance Auto Parts/Carquest U.S.” and “Carquest Canada.” As each operating segment represents a reporting unit, goodwill is assigned to each reporting unit. See Note 5. Goodwill and Intangibles for additional information.

Valuation of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets, including finite-lived intangible assets, whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable and exceeds its fair value. When such an event occurs, the Company estimates the undiscounted future cash flows expected to result from the use of the long-lived asset or asset group and its eventual disposition. These impairment evaluations involve estimates of asset useful lives and future cash flows. If the undiscounted expected future cash flows are less than the carrying amount of the asset and the carrying amount of the asset exceeds its fair value, an impairment loss is recognized. When an impairment loss is recognized, the carrying amount of the asset is reduced to its estimated fair value based on quoted market prices or other valuation techniques (e.g., discounted cash flow analysis).

The Company assessed the recoverability of its long-lived assets assigned to closing locations in connection with the announced restructuring and distribution network optimization plan. This assessment resulted in carrying values that exceeded fair values for certain asset groups, primarily related to ROU assets. As a result, an impairment charge of $171.4 million was recorded, and is reflected in SG&A. Impairment charges not related to the restructuring and asset optimization plans were not material. See Restructuring and Related Expenses policy below.

Self-Insurance

The Company is self-insured for general and automobile liability, workers’ compensation and health care claims of the Company’s team members, while maintaining stop-loss coverage with third-party insurers to limit the Company’s total liability exposure. Expenses associated with these liabilities are calculated for (i) claims filed, (ii) claims incurred but not yet reported and (iii) projected future claims using actuarial methods followed in the insurance industry as well as the Company’s historical claims experience. The Company includes the current portion of self-insurance reserves in accrued expenses and the long-term portion of self-insurance reserves in other long-term liabilities in the accompanying Consolidated Balance Sheets.

Leases

The Company leases certain store locations, distribution centers, office spaces, equipment and vehicles. The Company recognizes lease expense on a straight-line basis over the initial term of the lease unless external economic factors exist such that renewals are reasonably certain. In those instances, the renewal period would be included in the lease term to determine the period in which to recognize the lease expense. Most leases require the Company to pay non-lease components, such as taxes, maintenance, insurance and other certain costs applicable to the leased asset. For leases related to store locations, distribution centers, office spaces and vehicles, the Company accounts for lease and non-lease components as a single amount.

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

Share-Based Payments

The Company provides share-based compensation to the Company’s eligible team members and Board of Directors. The Company is required to exercise judgment and make estimates when determining the (i) fair value of each award granted and (ii) projected number of awards expected to vest. The Company calculates the fair value of all share-based awards at the date of grant and use the straight-line method to amortize this fair value as compensation cost over the requisite service period.

Revenues

Accounting Standards Codification 606, Revenue From Contracts With Customers (Topic 606) (“ASC 606”) defines a performance obligation as a promise in a contract to transfer a distinct good or service to the customer and is considered the unit of account. The majority of the Company’s contracts have one single performance obligation as the promise to transfer the individual goods is not separately identifiable from other promises in the contracts and is, therefore, not distinct. Discounts and incentives are treated as separate performance obligations. The Company allocates the contract’s transaction price to each of these performance obligations separately using explicitly stated amounts or the Company’s best estimate using historical data.

In accordance with ASC 606, revenue is recognized at the time the sale is made at which time the Company’s walk-in customers take immediate possession of the merchandise or same-day delivery is made to the Company’s professional delivery customers, which include certain independently owned store locations. Payment terms are established for the Company’s professional delivery customers based on pre-established credit requirements. Payment terms vary depending on the customer and generally range from one to thirty days. Based on the nature of receivables, no significant financing components exist. For e-commerce sales, revenue is recognized either at the time of pick-up at one of the Company’s store locations or at the time of shipment depending on the customer's order designation. Sales are recorded net of discounts, sales incentives and rebates, sales taxes, and estimated returns and allowances. The Company estimates the reduction to net sales and cost of sales for returns based on current sales levels and the Company’s historical return experience.

Some of the Company’s products include a core component, which represents a recyclable piece of the auto part. If a customer purchases an auto part that includes a core component, the customer is charged for the core unless a used core is returned at the time of sale. Customers that return a core subsequent to the sale date will be refunded.

The following table summarizes financial information for each of the Company’s product groups:

	Year Ended
	December 28, 2024	December 30, 2023	December 31, 2022
Percentage of Sales, by Product Group
Parts and Batteries	63%	63%	63%
Accessories and Chemicals	22	22	23
Engine Maintenance	14	14	13
Other	1	1	1
Total	100%	100%	100%

Receivables, net, consists primarily of receivables from professional customers and is stated at net realizable value. The Company grants credit to certain professional customers who meet the Company’s pre-established credit requirements. The Company regularly reviews accounts receivable balances and maintains allowances for credit losses estimated whenever events or circumstances indicate the carrying value may not be recoverable. The Company considers the following factors when determining if collection is reasonably assured: customer creditworthiness, past transaction history with the customer, current economic and industry trends and changes in customer payment terms. The Company controls credit risk through credit approvals, credit limits and accounts receivable and credit monitoring procedures.

Cost of Sales

Cost of sales includes actual product cost, warranty costs, vendor incentives, cash discounts on payments to vendors, costs associated with operating the Company’s distribution network, including payroll and benefits costs, occupancy costs and depreciation, in-bound freight-related costs from the Company’s vendors, impairment of inventory resulting from store closures and inventory-related reserves and costs associated with moving merchandise inventories from the Company’s distribution centers to stores and customers. Refer to the Restructuring and Related Expenses policy below.

Selling, General and Administrative Expenses, Exclusive of Restructuring and Related Expenses

SG&A includes payroll and benefits costs for store and corporate team members; occupancy costs of store and corporate facilities; depreciation and amortization related to store and corporate assets; share-based compensation expense; advertising; self-insurance; costs of consolidating, converting or closing facilities, including early termination of lease obligations; severance and impairment charges; professional services and costs associated with the Company’s professional delivery program, including payroll and benefits costs; and transportation expenses associated with moving merchandise inventories from stores to customer locations.

Restructuring and Related Expenses

The Company records restructuring and transformation activities when management or the Board of Directors commits to and approves a restructuring plan. Impairment of inventory is recognized when the cost of inventory exceeds its net realizable value. Asset impairment charges associated with operating lease ROU assets are recognized when the ROU carrying value exceeds its fair value. Severance and retention costs associated with workforce reductions are recognized at the time of communication to employees, unless future service is required, in which case the costs are recognized ratably over the future service period. Employee termination benefits are recognized as a liability when it is probable that a liability exists, and the amount is reasonably estimable. Other exit-related costs, including nonrecurring professional fees, are recognized as incurred. Restructuring expenses are recognized as an operating expense in cost of sales or selling, general and administrative expenses within the consolidated statements of operations and related liabilities are recorded within accounts payable and accrued expenses on the consolidated balance sheets. The Company periodically evaluates and, if necessary, adjusts its estimates based on currently available information. Refer to Note 3. Restructuring of the Notes to the Consolidated Financial Statements included for additional detail.

Preopening Expenses

Preopening expenses, which consist primarily of payroll and occupancy costs related to the opening of new stores, are expensed as incurred as a component of SG&A in the accompanying Consolidated Statements of Operations.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense, net of qualifying vendor promotional funds, was $79.6 million, $149.6 million and $160.9 million in 2024, 2023 and 2022, respectively.

Foreign Currency Translation

The assets and liabilities of the Company’s foreign operations are translated into U.S. dollars at current exchange rates. Revenues, expenses and cash flows are translated at average exchange rates for the year. Resulting translation adjustments are reflected as a separate component in the Consolidated Statements of Comprehensive Income. Foreign currency transactions, which are included in other income (expense), net, were a loss of $5.5 million, $7.3 million and $3.7 million in 2024, 2023 and 2022, respectively.

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

Income Tax Disclosure Improvements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (“ASU 2023-09”), which requires a company to enhance its income tax disclosures. In each annual reporting period, the company should disclose the specific categories used in the rate reconciliation and additional information for reconciling items that meet a quantitative threshold, including disaggregation of taxes paid by jurisdiction. The related disclosures are effective for the fiscal year beginning after December 15, 2024. The Company is currently evaluating the impact of adopting ASU 2023-09 on its consolidated financial statements and related disclosures and believes the adoption will result in additional disclosures, but will not have any other impact on its consolidated financial statements.

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

Recently Issued Accounting Pronouncements - Adopted

Improvements to Reportable Segment Disclosures

In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires a company to disclose additional, more detailed information about a reportable segment’s significant expenses, even if there is one reportable segment, and is intended to improve the disclosures about a public entity’s reportable segments. The ASU is effective for fiscal years beginning after December 15, 2023, and for interim periods beginning after December 15, 2024, with early adoption permitted. The Company has evaluated the impact of the adoption of ASU 2023-07 and the adoption resulted in additional segment reporting disclosures, but did not have any other impact on its consolidated financial statements. See Note 19. Segment Reporting for the additional segment reporting disclosures.

3. Restructuring

2024 Restructuring Plan

On November 13, 2024, the Company’s Board of Directors approved a restructuring and asset optimization plan (“2024 Restructuring Plan”) designed to improve the Company’s profitability and growth potential and streamline its operations. This plan anticipates closure of approximately 500 stores, approximately 200 independent locations and four distribution centers by mid-2025, as well as headcount reductions.

Expenses associated with the 2024 Restructuring Plan included: 1) inventory write-down of inventory to net realizable value due to liquidation sales as a result of store closures and streamlining assortment associated with the 2024 Restructuring Plan announced in fourth quarter 2024, 2) noncash asset impairment and accelerated amortization and depreciation of operating lease ROU assets and plant, property and equipment, 3) personnel expenses related to severance and transition expenses, which were offered to certain employees who would provide services through key dates to ensure completion of closure activities and 4) other location closure-related activity, including nonrecurring services rendered by third-party vendors assisting with the turnaround initiatives and other related expenses, including incremental revisions to receivable collectability due to termination of contracts with independents associated with the 2024 Restructuring Plan.

Other Restructuring Initiatives

In November 2023, the Company announced a strategic and operational plan which would result in $150.0 million of savings, of which $50.0 million would be reinvested into frontline team members. In addition to a reduction in workforce, this plan streamlines the Company’s supply chain by configuring a multi-echelon supply chain by leveraging current asset and operating fewer, more productive distribution centers that focus on replenishment and move more parts closer to the customer. In achieving this plan, the Company is in process of converting certain distribution centers and stores into market hubs. In addition to providing replenishment to near-by stores, market hubs support retail operations. In addition to the distribution network optimization, other restructuring expenses included: 1) Worldpac post transaction-related expenses for professional services and 2) other restructuring expenses including nonrecurring services rendered by third-party vendors assisting with the turnaround initiatives, including a strategic business review, income in connection with the Worldpac transition service agreement, executive turnover costs and a book to tax basis difference in connection with the Worldpac sale.

For the year ended December 28, 2024, the Company incurred the following charges related to the restructuring plans. Inventory related expenses are reflected in Cost of sales on the Consolidated Statement of Operations. The remaining categories are included in Selling, general and administrative expenses in the Consolidated Statements of Operations. There were no restructuring costs associated with the 2024 Restructuring Plan prior to 2024.

	Year Ended
2024 Restructuring Plan Expenses: (1)	December 28, 2024	December 30, 2023
Cost of sales:
Inventory write-down	$431,529	$—
Selling, general and administrative expenses:
Impairment and write-down of long-lived assets	188,601	—
Severance and other personnel expenses	15,234	—
Other location closure related expenses (2)	45,448	—
Total selling, general and administrative expenses	249,283	—
2024 Restructuring Plan Expenses	$680,812	$—

Other Restructuring Plan Expenses:
Selling, general and administrative expenses:
Distribution network optimization (3)	$19,713	$—
Impairment and write-down of long-lived assets	15,555	—
Worldpac post transaction-related expenses	7,258	—
Other restructuring expenses (4)	17,093	15,987
Other Restructuring Plan Expenses	$59,619	$15,987
(1) The table above excludes certain routine impairment charges of long-lived assets and write-downs of slow-moving inventory occurring in the ordinary course of business.
(2) Other location closure-related activity includes nonrecurring services rendered by third-party vendors assisting with the 2024 Restructuring Plan and other related expenses of $20.8 million including incremental revisions to receivable collectability due to contract terminations with independents associated with the restructuring plan of $24.7 million.
(3) Distribution network optimization includes incremental depreciation as a result of accelerating long-lived assets over a shorter useful life of $5.0 million.
(4) For the year ended December 28, 2024, Other Restructuring Plan expenses include nonrecurring services rendered by third-party vendors to perform a strategic business review of $15.5 million and executive turnover costs of $1.6 million. For the year ended December 30, 2023, Other Restructuring expenses include severance costs associated with a reduction in workforce and professional service fees.

The following table shows the change in the restructuring liability during the year ended December 28, 2024, which are included within accounts payable, accrued liabilities and other current liabilities in the Consolidated Balance Sheets, is as follows:

Restructuring liability	Professional service fees	Severance and other personnel expenses
Balance at December 30, 2023	$769	$4,072
Restructuring expenses during the period	43,604	27,059
Cash payments	(20,943)	(17,174)
Balance at December 28, 2024	$23,430	$13,957

During 2025, the Company anticipates additional restructuring and related expenses consisting primarily of lease termination impacts, other exit-related expenses related to ceased use buildings and employee termination benefits in connection to the restructuring plan. The Company incurred $740.4 million during 2024 related to the restructuring plan including $125.4 million of cash expenses offset by $2.5 million of TSA services. The Company estimates that it will incur additional expenses of approximately $225.0 million to $275.0 million including $200.0 million to $250.0 million of cash expenses primarily composed of lease termination and other exit expenses and professional services, by the end of fiscal year 2025.

4.     Inventories

The Company used the LIFO method of accounting for approximately 91.5% of Inventories at December 28, 2024 and 92.8% of Inventories at December 30, 2023. As a result, the Company recorded a decrease to Cost of sales of $92.0 million in 2024, a decrease to Cost of sales of $115.6 million in 2023 and an increase to Cost of sales of $283.4 million in 2022.

During 2024, the Company experienced a significant decrease in inventory values primarily due to the 2024 Restructuring Plan. This decrease resulted in liquidations of LIFO inventory layers carried at costs prevailing in prior years. The effect of the LIFO liquidation was a decrease to cost of sales of $21.2 million and an increase to net earnings of $15.9 million ($0.27 per diluted share). During 2023, the Company experienced a decrease in inventory values which resulted in a liquidation of a LIFO inventory layer. This liquidation did not have a material impact to the Consolidated Financial Statements.

Purchasing and warehousing costs included in Inventories as of December 28, 2024 and December 30, 2023 were $367.8 million and $454.0 million, respectively.

Inventory balances were as follows:

	December 28, 2024	December 30, 2023
Inventories at first-in, first-out (“FIFO”)	$3,623,377	$3,996,877
Adjustments to state inventories at LIFO	(11,296)	(103,308)
Inventories at LIFO	$3,612,081	$3,893,569

In 2024, the Company recorded $431.5 million of inventory write-downs, primarily related to reducing inventory to net realizable value for closing operations and streamlining inventory assortment associated with the 2024 Restructuring Plan announced in fourth quarter 2024, which is included in cost of sales within the accompanying Consolidated Statements of Operations. Refer to Note 3. Restructuring of the notes to the Consolidated Financial Statements included herein.

5.     Goodwill and Other Intangible Assets, Net

Goodwill

At December 28, 2024 and December 30, 2023, the carrying amount of goodwill in the accompanying Consolidated Balance Sheets was $598.2 million and $601.2 million, respectively. The change in Goodwill during 2024 and 2023 was $2.9 million and $1.0 million, respectively, and related to foreign currency translation. There has been no history of impairment of goodwill experienced to date.

Other Intangible Assets, Net

Amortization expense was $12.4 million, $13.3 million and $14.9 million for 2024, 2023 and 2022, respectively. A summary of the composition of the gross carrying amounts and accumulated amortization of acquired other intangible assets are presented in the following table:

	December 28, 2024			December 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Customer relationships	$156,317	$(145,747)	$10,570	$157,344	$(135,339)	$22,005
Non-compete and other	40,157	(39,064)	1,093	40,157	(38,575)	1,582
	196,474	(184,811)	11,663	197,501	(173,914)	23,587
Indefinite-lived intangible assets:
Brands, trademark and trade names	394,088	—	394,088	395,574	—	395,574
Total intangible assets	$590,562	$(184,811)	$405,751	$593,075	$(173,914)	$419,161

Future Amortization Expense

The expected amortization expense for the next five years and thereafter for acquired intangible assets recorded as of December 28, 2024 was as follows:

Year	Amount
2025	$10,991
2026	380
2027	292
$11,663

6.     Receivables, net

Receivables, net, consisted of the following:

	December 28, 2024	December 30, 2023
Trade	$416,625	$421,293
Vendor	157,058	199,580
Other	28,149	12,271
Total receivables	601,832	633,144
Less: allowance for credit losses	(57,792)	(23,616)
Receivables, net	$544,040	$609,528
For the year ended December 28, 2024, the allowance for credit losses increased $34.2 million, primarily due to incremental reserves established as a result of the 2024 Restructuring Plan. Refer to Note 3. Restructuring of the Notes to the Consolidated Financial Statements included herein.

7.    Long-term Debt and Fair Value of Financial Instruments

Long-term debt consisted of the following:

	December 28, 2024	December 30, 2023
5.90% Senior Unsecured Notes (net of unamortized discount and debt issuance costs of $890 and$1,631 at December 28, 2024, and December 30, 2023) due March 9, 2026	$299,110	$298,369
1.75% Senior Unsecured Notes (net of unamortized discount and debt issuance costs of $1,916 and $2,486 at December 28, 2024 and December 30, 2023) due October 1, 2027	348,084	347,514
5.95% Senior Unsecured Notes (net of unamortized discount and debt issuance costs of $1,429 and $1,884 at December 28, 2024 and December 30, 2023) due March 9, 2028	298,571	298,116
3.90% Senior Unsecured Notes (net of unamortized discount and debt issuance costs of $3,259 and $3,851 at December 28, 2024, and December 30, 2023) due April 15, 2030	496,741	496,149
3.50% Senior Unsecured Notes (net of unamortized discount and debt issuance costs of $3,344 and $3,787 at December 28, 2024, and December 30, 2023) due March 15, 2032	346,655	346,213
	1,789,161	1,786,361
Less: Current portion of long-term debt	—	—
Long-term debt, excluding the current portion	$1,789,161	$1,786,361

Fair value of long-term debt	$1,648,642	$1,641,409

Fair Value of Financial Assets and Liabilities

The fair value of the Company’s senior unsecured notes was determined using Level 2 inputs based on quoted market prices. The carrying amounts of the Company’s cash and cash equivalents, receivables, net, accounts payable and accrued expenses approximate their fair values due to the relatively short-term nature of these instruments.

Bank Debt

On November 9, 2021, the Company entered into a credit agreement that provided a $1.2 billion unsecured revolving credit facility (the “2021 Credit Agreement”) with Advance Auto Parts, Inc., as Borrower, Advance Stores, as a Guarantor, the lenders party thereto, and Bank of America, N.A., as the Administrative Agent, and replaced the previous credit agreement. The revolver under the 2021 Credit Agreement replaced the revolver under the previous credit agreement. The revolver under the 2021 Credit Agreement provides for the issuance of letters of credit with a sublimit of $200.0 million. The Company may request that the total revolving commitment be increased by an amount not exceeding $500.0 million during the term of the 2021 Credit Agreement.

On February 27, 2023, the Company entered into Amendment No. 1 (“Amendment No. 1”) to the 2021 Credit Agreement. Amendment No. 1 extended the maturity date of the 2021 Credit Agreement by one year from November 9, 2026, to November 9, 2027. Amendment No. 1 also replaced an adjusted LIBOR benchmark rate with a term secured overnight financing rate benchmark rate, as adjusted by an increase of 10 basis points, plus the applicable margin under 2021 Credit Agreement.

On August 21, 2023, the Company entered into Amendment No. 2 (“Amendment No. 2”) to the 2021 Credit Agreement in order to amend certain financial covenants related to the Consolidated Coverage Ratio (as defined therein), and on November 20, 2023, the Company entered into Amendment No. 3 (“Amendment No. 3”) to the 2021 Credit Agreement in order to further amend financial covenants related to the Consolidated Coverage Ratio. Pursuant to Amendment No. 2 and Amendment No. 3, the Company may not permit the Consolidated Coverage Ratio to be less than (a) 1.75 to 1.00 for each period of four fiscal quarters ending on October 7, 2023 through and including the period of four fiscal quarters ending on October 5, 2024, (b) 2.00 to 1.00 for each period of four fiscal quarters ending on December 28, 2024 through and including the period of four fiscal quarters ending on October 4, 2025 and (c) 2.25 to 1.00 for each period of four fiscal quarters ending after October 4, 2025. Amendment No. 2. and Amendment No. 3 made no other material changes to the terms of the 2021 Credit Agreement.

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

On November 13, 2024, the Company entered into Amendment No. 5 to the 2021 Credit Agreement. Amendment No. 5 (i) permits up to $575 million of certain restructuring charges to be added back to Consolidated EBITDAR (as defined therein), (ii) permits up to $800 million of unrestricted cash to be netted out of debt in the calculation of the Leverage Ratio (as defined therein), and (iii) reduced the minimum Consolidated Coverage Ratio (as defined therein) to 1.50 to 1.00 through July 12, 2025 and 1.75 to 1.00 thereafter. Amendment No. 5 also reduced the unsecured revolving credit facility under the 2021 Credit Agreement from $1.2 billion to $1.0 billion and amended the pricing on the loans thereunder in connection with changes in the Company’s credit ratings, as described below.

Amendment No. 5 also updated certain covenants and other limitations on the Company, including (i) expanding the scope of the covenant restricting the ability to create, incur or assume additional debt to cover Advance Auto Parts, Inc., (ii) restricting the Company’s rights to complete share repurchases and increase cash dividend amounts, (iii) requiring the Company to grant liens on deposit accounts, inventory and accounts receivables if credit ratings are downgraded below a minimum threshold, (iv) imposing an additional monthly minimum daily liquidity financial covenant of $750 million, (v) providing for the maturity date under the 2021 Credit Agreement to automatically spring forward to the extent necessary for the 2021 Credit Agreement to mature at least 91 days prior to any scheduled maturity date under any of the Company’s senior unsecured notes, (vi) prohibiting further extensions of the maturity date under the 2021 Credit Agreement beyond the existing maturity date, and (vii) eliminating certain baskets for additional indebtedness, liens and asset sales.

On February 25, 2025, the Company entered into Amendment No. 6 (“Amendment No. 6”) to the 2021 Credit Agreement to, among other things, (i) expand the scope of domestic subsidiaries that would be required to grant security interests and guarantee the Company’s obligations under the 2021 Credit Agreement upon the occurrence of a Springing Lien Trigger Event (as defined therein) to include all of the Company’s subsidiaries other than the Company’s Insignificant Subsidiaries (as defined in Amendment No. 6), (ii) revise the definition of Consolidated Coverage Ratio to exclude up to $175 million of accelerated rent charges related to lease buyouts and to permit the minimum Consolidated Coverage Ratio to remain at 1.50 to 1.00 for one additional quarter before increasing to 1.75 to 1.00 on and after the fiscal quarter ending on January 3, 2026, (iii) revise the definition of Consolidated EBITDA to increase the threshold for Identified Restructuring Charges (as defined therein) from $575 million to $625 million, and (iv) expand the scope of the guaranteed obligations to include bank product obligations and cash management obligations.

The interest rates on outstanding amounts, if any, on the revolving facility under the 2021 Credit Agreement will be based, at the Company’s option, on Term Secured Overnight Financing Rate (“SOFR”) (as defined in the 2021 Credit Agreement), plus a margin, or an alternate base rate, plus a margin. The margins per annum for the revolving loan will vary from 0.795% to 1.525% for Term SOFR (with margins of 1.325% or greater applying when credit ratings are below BBB/Baa2) and from 0.00% to 0.525% for alternate base rate (with margins of 0.325% or greater applying when credit ratings are below BBB/Baa2) based on the assigned debt ratings of the Company. A facility fee will be charged on the total revolving facility commitment, payable quarterly in arrears, in an amount that will vary from 0.08% to 0.35% (with rates of 0.250% or greater applying when credit ratings are below BB+/Ba1) per annum based on the assigned debt ratings of the Company.

The 2021 Credit Agreement contains customary covenants restricting the ability of: (a) Advance Auto Parts, Inc. and its subsidiaries to, among other things, (i) create, incur or assume additional debt, (ii) incur liens, (iii) guarantee obligations, and (iv) change the nature of their business; (b) Advance Auto Parts, Inc., Advance Stores and their subsidiaries to, among other things, (i) enter into certain hedging arrangements, (ii) enter into restrictive agreements limiting their ability to incur liens on any of their property or assets, pay distributions, repay loans, or guarantee indebtedness of their subsidiaries; and (c) Advance Auto Parts, Inc., among other things, to change its holding company status. Advance is also required to comply with financial covenants with respect to a maximum leverage ratio and a minimum coverage ratio. The 2021 Credit Agreement also provides for customary events of default, including non-payment defaults, covenant defaults and cross-defaults of Advance’s other material indebtedness. The Company was in compliance with its financial covenants with respect to the 2021 Credit Agreement as of December 28, 2024.

As of December 28, 2024 and December 30, 2023, the Company had no outstanding borrowings or letters of credit outstanding under the 2021 Credit Agreement. As of December 28, 2024, the borrowing availability was $1.0 billion. As of December 30, 2023, the borrowing availability was $1.2 billion.

As of December 28, 2024 and December 30, 2023, the Company had $90.8 million and $91.2 million, respectively, of bilateral letters of credit issued separately from the 2021 Credit Agreement, none of which were drawn upon. These bilateral letters of credit generally have a term of one year or less and primarily serve as collateral for the Company’s self-insurance policies.

Senior Unsecured Notes

The Company’s 3.90% senior unsecured notes due April 15, 2030 (the “Original Notes”) were issued April 16, 2020, at 99.65% of the principal amount of $500.0 million, and were not registered under the Securities Act of 1933, as amended (the “Securities Act”). The Original Notes bear interest, payable semi-annually in arrears on April 15 and October 15, at a rate of 3.90% per year. On July 28, 2020, the Company completed an exchange offer whereby the Original Notes in the aggregate principal amount of $500.0 million, which were not registered under the Securities Act, were exchanged for a like principal amount of 3.90% senior unsecured notes due 2030 (the “Exchange Notes” or “2030 Notes”), which have been registered under the Securities Act. The Original Notes were substantially identical to the Exchange Notes, except that the Exchange Notes are registered under the Securities Act and are not subject to the transfer restrictions and certain registration rights agreement provisions applicable to the Original Notes.

The Company’s 1.75% senior unsecured notes due October 1, 2027 (the “2027 Notes”) were issued September 29, 2020, at 99.67% of the principal amount of $350.0 million. The 2027 Notes bear interest, payable semi-annually in arrears on April 1 and October 1, at a rate of 1.75% per year. In connection with the 2027 Notes offering, the Company incurred $2.9 million of debt issuance costs.

The Company’s 3.50% senior unsecured notes due March 15, 2032 (the “2032 Notes”) were issued March 4, 2022, at 99.61% of the principal amount of $350.0 million. The 2032 Notes bear interest, payable semi-annually in arrears on March 15 and September 15, at a rate of 3.50% per year. In connection with the 2032 Notes offering, the Company incurred $3.2 million of debt issuance costs.

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

The Company’s 2026 Notes, 2027 Notes, 2028 Notes, 2030 Notes and 2032 Notes are collectively referred to herein as the Company’s “senior unsecured notes” or the “Notes.” The terms of the 2026 Notes, 2027 Notes, 2028 Notes and 2032 Notes are governed by an indenture dated as of April 29, 2010 (as amended, supplemented, waived or otherwise modified, the “2010 Indenture”) among Advance Auto Parts, Inc., the subsidiary guarantors from time to time party thereto and Wells Fargo Bank, National Association, as Trustee. The terms of the 2030 Notes are governed by an indenture dated as of April 16, 2020 (as amended, supplemented, waived or otherwise modified, the “2020 Indenture” and together with the 2010 Indenture, the “Indentures”) among Advance Auto Parts, Inc., the subsidiary guarantors from time to time party thereto and Wells Fargo Bank, National Association, as Trustee.

The Company may redeem some or all of the senior unsecured notes at any time or from time to time, at the redemption prices described in the Indentures. In addition, in the event of a Change of Control Triggering Event (as defined in the Indentures), the Company will be required to offer to repurchase the Notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest to the repurchase date. Currently, the Notes are fully and unconditionally guaranteed, jointly and severally, on an unsubordinated and unsecured basis by guarantor and subsidiary guarantees, as defined by the Indenture.

The Indentures contain customary provisions for events of default including for: (i) failure to pay principal or interest when due and payable; (ii) failure to comply with covenants or agreements in the Indentures or the Notes and failure to cure or obtain a waiver of such default upon notice; (iii) a default under any debt for money borrowed by us or any of our subsidiaries that results in acceleration of the maturity of such debt, or failure to pay any such debt within any applicable grace period after final stated maturity, in an aggregate amount greater than $25.0 million without such debt having been discharged or acceleration having been rescinded or annulled within ten days after receipt by us of notice of the default by the Trustee or holders of not less than 25% in aggregate principal amount of the Notes then outstanding; and (iv) events of bankruptcy, insolvency or reorganization affecting us and certain of its subsidiaries. In the case of an event of default, the principal amount of the Notes plus accrued and unpaid interest may be accelerated. The Indentures also contain covenants limiting the ability to incur debt secured by liens and to enter into certain sale and lease-back transactions.

Future Payments

As of December 28, 2024, the aggregate future annual maturities of long-term debt instruments were as follows:

Year	Amount
2025	$—
2026	300,000
2027	350,000
2028	300,000
2029	—
Thereafter	850,000
$1,800,000

Debt Guarantees

The Company is a guarantor of loans made by banks to various independently-owned Carquest-branded stores that are customers of the Company totaling $98.4 million as of December 28, 2024 and $106.9 million as of December 30, 2023. These loans are collateralized by security agreements on merchandise inventory and other assets of the borrowers. The approximate value of the inventory collateralized by these agreements was $181.3 million as of December 28, 2024 and $221.2 million as of December 30, 2023. The Company continuously assesses the likelihood of performance under these guarantees and believes that performance is remote as of December 28, 2024.

8.    Property and Equipment

Property and equipment consisted of the following:

	Useful Lives	December 28, 2024	December 30, 2023
Land and land improvements (1)	30 years	$470,906	$470,890
Buildings	10 - 30 years	555,534	543,467
Building and leasehold improvements	1 - 30 years	811,158	780,337
Furniture, fixtures and equipment	3 - 20 years	2,497,278	2,369,175
Vehicles	8 years	14,526	14,536
Construction in progress		45,183	106,788
		4,394,585	4,285,193
Less: Accumulated depreciation		(3,060,247)	(2,729,208)
Property and equipment, net		$1,334,338	$1,555,985
(1) Land is deemed to have an indefinite life.

As of December 28, 2024 and December 30, 2023, the Company had capitalized software costs of $1.03 billion and $960.4 million, respectively, and accumulated depreciation of $767.2 million and $677.9 million, respectively. Depreciation expense relating to property and equipment was $279.6 million, $256.2 million and $233.4 million for 2024, 2023 and 2022, respectively.

As of December 28, 2024, the Company recorded $143.8 million of non-cash asset impairment and write-down charges, including impairment and incremental depreciation as a result of accelerating assets over a shorter useful life in connection with the 2024 Restructuring Plan and the Other Restructuring Plan which is included in restructuring and related expenses within the accompanying Consolidated Statements of Operations. Refer to Note 3. Restructuring of the notes to the Consolidated Financial Statements included herein.

9.    Leases and Other Commitments

Leases

Substantially all of the Company’s leases are for facilities and vehicles. The initial term for facilities is typically five to ten years, with renewal options at five-year intervals, with the exercise of lease renewal options at the Company’s sole discretion. The Company’s vehicle and equipment leases are typically three to six years. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Operating lease liabilities consisted of the following:

	December 28, 2024	December 30, 2023
Total operating lease liabilities	$2,358,693	$2,423,183
Less: Current portion of operating lease liabilities	(461,528)	(383,275)
Non-current operating lease liabilities	$1,897,165	$2,039,908

The current portion of operating lease liabilities was included in other current liabilities in the accompanying Consolidated Balance Sheets.

Total lease cost was included in cost of sales and SG&A in the accompanying Consolidated Statements of Operations and is recorded net of immaterial sublease income. Total lease cost comprised of the following:

	Year Ended
	December 28, 2024	December 30, 2023
Operating lease cost	$541,299	$496,770
Variable lease cost	152,236	143,134
Total lease cost	$693,535	$639,904

The future maturity of lease liabilities are as follows:

Year	Amount
2025	$546,844
2026	466,335
2027	418,156
2028	331,740
2029	298,621
Thereafter	648,745
Total lease payments	2,710,441
Less: Imputed interest	(351,748)
Total operating lease liabilities	$2,358,693

Operating lease liabilities included $16.7 million related to options to extend lease terms that are reasonably certain of being exercised and excluded $66.5 million of legally binding lease obligations for leases signed, but not yet commenced.

The weighted average remaining lease term and weighted average discount rate for the Company’s operating leases were 6.5 years and 4.2% as of December 28, 2024. The Company calculated the weighted average discount rates using incremental borrowing rates, which equal the rates of interest that the Company would pay to borrow funds on a fully collateralized basis over a similar term.

As of December 28, 2024, the Company recorded $65.4 million of non-cash asset impairment and write-down charges, including impairment and incremental lease abandonment expenses as a result of accelerated amortization on leases the Company expects to exit before the end of the contractual term, net of gains on lease terminations which is included in restructuring and related expenses within the accompanying Consolidated Statements of Operations. Refer to Note 3. Restructuring of the Notes to the Consolidated Financial Statements included herein.

Other information relating to the Company’s lease liabilities were as follows:

	Year Ended
	December 28, 2024	December 30, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$490,818	$526,399
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$339,734	$388,200

Other Commitments

The Company has entered into certain arrangements which require the future purchase of goods or services. The Company’s obligations primarily consist of payments for the purchase of hardware, software and maintenance. As of December 28, 2024, future payments of these arrangements were $147.5 million and were not accrued in the Company’s Consolidated Balance Sheet.

During the first quarter of 2024, the Company entered into a sale-leaseback transaction where the Company sold a building and land and entered into a three-year lease of the property upon the sale. This transaction resulted in a gain of $22.3 million and is included in SG&A on the Consolidated Statement of Operations.

10.    Accrued Expenses

Accrued expenses consisted of the following:

	December 28, 2024	December 30, 2023
Payroll and related benefits	$163,210	$149,763
Taxes payable	230,295	109,629
Self-insurance reserves	71,912	70,860
Inventory related accruals	67,096	53,636
Accrued rebates	45,706	47,318
Accrued professional services/legal	41,593	14,109
Capital expenditures	14,841	5,207
Other	149,982	165,545
Total accrued expenses	$784,635	$616,067

11.    Share Repurchase Program

In February 2022, the Company’s Board of Directors authorized an additional $1.0 billion toward the existing share repurchase program. Previously in April 2021 and November 2019, the Company’s Board of Directors authorized $1.0 billion and $700.0 million for the Company’s share repurchase program. The Company’s share repurchase program permitted the repurchase of the Company’s common stock on the open market and in privately negotiated transactions from time to time. The Board of Directors were able to increase or otherwise modify, renew, suspend or terminate the share repurchase program without prior notice. However, Amendment No. 5 to the Company’s 2021 Credit Agreement generally prohibits open market share repurchases.

During 2024 and 2023, the Company did not repurchase any shares of the Company’s common stock under the Company’s share repurchase program. The Company had $947.3 million remaining under the Company’s share repurchase program as of December 28, 2024 and December 30, 2023.

12.    Earnings per Share

The computations of basic and diluted earnings per share were as follows:

	Year Ended
	December 28, 2024	December 30, 2023	December 31, 2022
Numerator
Net (loss) income from continuing operations	$(586,955)	$(30,024)	$360,536
Net income from discontinued operations	251,167	59,759	103,866
Net (loss) income	$(335,788)	$29,735	$464,402
Denominator
Basic weighted average common shares	59,647	59,432	60,351
Dilutive impact of share-based awards	255	176	366
Diluted weighted average common shares(1)	59,902	59,608	60,717

Basic (loss) earnings per common share from continuing operations	$(9.84)	$(0.51)	$5.97
Basic earnings per common share from discontinued operations	4.21	1.01	1.73
Basic (loss) earnings per common share	$(5.63)	$0.50	$7.70

Diluted (loss) earnings per common share from continuing operations	$(9.80)	$(0.50)	$5.94
Diluted earnings per common share from discontinued operations	4.19	1.00	1.71
Diluted earnings (loss) per common share	$(5.61)	$0.50	$7.65
(1) For 2024, 2023 and 2022, restricted stock units (“RSUs”) excluded from the diluted calculation as their inclusion would have been anti-dilutive were 472 thousand, 299 thousand and 115 thousand, respectively.

13.    Income Taxes

Provision for Income Taxes

Provision for income taxes consisted of the following:

	Current	Deferred	Total
2024
Federal	$2,077	$(171,881)	$(169,804)
State	3,447	(30,782)	(27,335)
Foreign	16,609	(613)	15,996
	$22,133	$(203,276)	$(181,143)
2023
Federal	$2,806	$(28,584)	$(25,778)
State	1,919	(8,464)	(6,545)
Foreign	15,296	(127)	15,169
	$20,021	$(37,175)	$(17,154)
2022
Federal	$46,579	$18,935	$65,514
State	8,319	4,982	13,301
Foreign	21,948	(1,106)	20,842
	$76,846	$22,811	$99,657

The provision for income taxes differed from the amount computed by applying the federal statutory income tax rate due to:

	Year Ended
	December 28, 2024	December 30, 2023	December 31, 2022
Income before provision for income taxes at statutory U.S. federal income tax rate (21% for 2024, 2023 and 2022)	$(161,254)	$(9,907)	$96,640
State income taxes, net of federal income tax	(21,661)	(6,036)	10,508
Other, net	1,772	(1,211)	(7,491)
Provision for income taxes	$(181,143)	$(17,154)	$99,657

Deferred Income Tax Assets (Liabilities)

Temporary differences that give rise to significant deferred income tax assets (liabilities) were as follows:

	December 28, 2024	December 30, 2023
Deferred income tax assets:
Accrued expenses not currently deductible for tax	$38,738	$22,021
Share-based compensation	10,878	10,698
Accrued medical and workers compensation	5,877	9,704
Net operating loss carryforwards	1,994	3,273
Operating lease liabilities	598,596	668,557
Other, net	9,141	13,886
Total deferred income tax assets before valuation allowances	665,224	728,139
Less: Valuation allowance	(4,810)	(5,179)
Total deferred income tax assets	660,414	722,960
Deferred income tax liabilities:
Property and equipment	(8,758)	(89,156)
Inventories	(182,319)	(216,666)
Intangible assets	(91,757)	(133,715)
Operating lease right-of-use assets	(570,251)	(639,058)
Total deferred income tax liabilities	(853,085)	(1,078,595)
Net deferred income tax liabilities	$(192,671)	$(355,635)

As of December 28, 2024 and December 30, 2023, the Company’s net operating loss (“NOL”) carryforwards comprised state NOLs of $105.7 million and $102.2 million, respectively. These NOLs may be used to reduce future taxable income and expire periodically through 2039. Due to uncertainties related to the realization of these NOLs in certain jurisdictions, as well as other credits available to the Company has recorded a valuation allowance of $1.8 million as of December 28, 2024 and $2.9 million as of December 30, 2023. In addition, the Company recorded a $3.0 million valuation allowance on foreign tax credit carryforwards as of December 28, 2024. The amount of deferred income tax assets realizable could change in the future if projections of future taxable income change.

The Company has not recorded deferred taxes when earnings from foreign operations are considered to be indefinitely invested outside of the U.S. As of December 28, 2024 and December 30, 2023, these accumulated net earnings generated by foreign operations were $93.4 million and $80.3 million, respectively, which did not include earnings deemed to be repatriated as part of the U.S. Tax Cuts and Jobs Act. It is not practicable to determine the income tax liability that would be payable if such earnings were repatriated.

Unrecognized Tax Benefits

The following table summarizes the activity of the Company’s gross unrecognized tax benefits:

	December 28, 2024	December 30, 2023	December 31, 2022
Unrecognized tax benefits, beginning of period	$11,190	$15,211	$20,979
Increases related to prior period tax positions	6,328	245	75
Decreases related to prior period tax positions	—	—	(261)
Increases related to current period tax positions	375	563	928
Settlements	—	—	(256)
Expiration of statute of limitations	(2,393)	(4,829)	(6,254)
Unrecognized tax benefits, end of period	$15,500	$11,190	$15,211

As of December 28, 2024, December 30, 2023 and December 31, 2022, the entire amount of unrecognized tax benefits, if recognized, would reduce the Company’s annual effective tax rate of 23.6%, 36.4% and 21.7%, respectively. During 2024, the Company recorded income tax-related interest and penalty expense of $0.6 million, and in 2023 and 2022, the Company recorded income tax-related interest and penalty benefits of $0.2 million and $0.6 million, respectively, due to uncertain tax positions included in the Provision for income taxes in the accompanying Consolidated Statements of Operations. As of December 28, 2024 and December 30, 2023, the Company recorded a liability for potential interest of $3.1 million and $2.5 million, respectively, and for potential penalties of $0.03 million and $0.1 million, respectively. The Company does not provide for any penalties associated with tax contingencies unless considered probable of assessment. The Company does not expect the unrecognized tax benefits to change significantly over the next 12 months. With few exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2021.

14.    Contingencies

Currently and from time to time, the Company is subject to litigation, claims and other disputes, including legal and regulatory proceedings, arising in the normal course of business. The Company records a loss contingency liability when a loss is considered probable and the amount can be reasonably estimated. Although the final outcome of pending legal matters cannot be determined, based on the facts presently known, it is management’s opinion that the final outcome of any pending matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

On October 9, 2023, and October 27, 2023, two putative class actions on behalf of purchasers of the Company’s securities who purchased or otherwise acquired their securities between November 16, 2022, and May 30, 2023, inclusive (the “Class Period”), were commenced against the Company and certain of the Company’s former officers in the United States District Court for the Eastern District of North Carolina. The plaintiffs allege that the defendants made certain false and materially misleading statements during the alleged Class Period in violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. These cases were consolidated on February 9, 2024, and the court-appointed lead plaintiff filed a consolidated and amended complaint on April 22, 2024. The consolidated and amended complaint proposes a Class Period of November 16, 2022 to November 15, 2023, and alleges that defendants made false and misleading statements in connection with (a) the Company’s 2023 guidance and (b) certain accounting issues previously disclosed by the Company. On June 21, 2024, defendants filed a motion to dismiss the consolidated and amended complaint. On January 23, 2025, the motion to dismiss was granted by the United States District Court for the Eastern District of North Carolina. On February 21, 2025, plaintiffs filed an appeal to the 4th Circuit Court of Appeals. The Company strongly disputes the allegations and intends to defend the case vigorously.

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

15.    Benefit Plans

401(k) Plan

The Company maintains a defined contribution benefit plan, which covers substantially all team members after one year of service and who have attained the age of 21. The plan allows for team member salary deferrals, which are matched at the Company’s discretion. Company contributions to these plans were $22.7 million, $22.5 million and $20.9 million in 2024, 2023 and 2022, respectively.

Deferred Compensation

The Company maintains a non-qualified deferred compensation plan for certain team members. This plan provides for a minimum and maximum deferral percentage of the team member’s base salary and bonus as determined by the Retirement Plan Committee. The Company established and maintained a deferred compensation liability for this plan. As of December 28, 2024 and December 30, 2023, these liabilities were $14.7 million and $14.3 million, respectively, and were included within Accrued Expenses in the Consolidated Balance Sheets.

16.    Share-Based Compensation

Overview

The Company grants share-based compensation awards to the Company’s team members and members of the Company’s Board of Directors as provided for under the 2023 Omnibus Incentive Compensation Plan (“2023 Plan”), approved on May 24, 2023, which replaced the Company’s 2014 Long-Term Incentive Plan. In 2024, 2023 and 2022, the Company granted share-based compensation in the form of RSUs or deferred stock units (“DSUs”). The Company’s grants, which have three methods of measuring fair value, generally include a time-based service or a performance-based or a market-based portion, which collectively represent the target award.

In 2024, 2023 and 2022, the Company also granted options to purchase common stock to certain employees under the Company’s 2023 Plan. The options are granted at an exercise price equal to the closing market price of Advance's common stock on the date of the grant, expire after ten years and vest one-third annually over three years. The Company records compensation expense for the grant date fair value of the option awards evenly over the vesting period.

At December 28, 2024, there were 1.7 million shares of common stock available for future issuance under the 2023 Plan based on management’s current estimate of the probable vesting outcome for performance-based awards. Shares forfeited become available for reissuance and are included in availability.

Restricted Stock Units

For time-based RSUs, the fair value of each award was determined based on the market price of the Company’s common stock on the date of grant. Time-based RSUs generally vest over a three-year period in equal annual installments beginning on the first anniversary of the grant date. During the vesting period, holders of RSUs are entitled to receive dividend equivalents, but are not entitled to voting rights.

For performance-based RSUs, the fair value of each award was determined based on the market price of the Company’s common stock on the date of grant. Performance-based awards generally may vest following a three-year period subject to the achievement of certain financial goals as specified in the grant agreements. Depending on the Company’s results during the three-year performance period, the actual number of awards vesting at the end of the period generally ranges from 0% to 200% of the performance award. Performance-based RSUs generally do not have dividend equivalent rights and do not have voting rights until the shares are earned and issued following the applicable performance period. The number of performance-based awards outstanding is based on the number of awards that the Company believes were probable of vesting at December 28, 2024.

There were no performance-based RSUs granted during 2024. There were 22 thousand performance-based RSUs granted during 2023 and no performance-based RSUs granted during 2022. The change in units based on performance represents the change in the number of granted awards expected to vest based on the updated probability assessment as of December 28,

2024. Compensation expense for performance-based awards of $6.4 million, $5.6 million and $10.8 million in 2024, 2023 and 2022, respectively, was determined based on management’s estimate of the probable vesting outcome.

For market-based RSUs, the fair value of each award was determined using a Monte Carlo simulation model. The model uses multiple input variables that determined the probability of satisfying the market condition requirements as follows:

	2024	2023	2022
Risk-free interest rate(1)	4.4%	4.6%	1.6%
Expected dividend yield	—%	—%	—%
Expected stock price volatility(2)	58.4%	37.4%	34.6%
(1)The risk-free interest rate is based on the U.S. Treasury constant maturity interest rate having a term consistent with the vesting period of the award.
(2)Expected volatility is determined based on historical volatility over a matching look-back period and is consistent with the correlation coefficients between the Company’s stock prices and the Company’s peer group.

Additionally, the Company estimated a liquidity discount of 20.07% using the Chaffe Model to adjust the fair value for the post-vest restrictions. Vesting of market-based RSUs depends on the Company’s relative total shareholder return among a designated group of peer companies during a three-year period and will be subject to a one-year holding period after vesting.

The following table summarizes activity for time-based, performance-based and market-based RSUs in 2024 (inclusive of discontinued operations related activity):

	Time-Based		Performance-Based		Market-Based
	Number of Awards	Weighted Average Grant Date Fair Value	Number of Awards	Weighted Average Grant Date Fair Value	Number of Awards	Weighted Average Grant Date Fair Value
Nonvested at December 30, 2023	700	$109.56	—	$—	123	$180.63
Granted	571	$71.86	—	$—	149	$113.31
Change in units based on performance	—	$—	—	$—	—	$—
Vested (1)	(302)	$114.19	(1)	$130.03	(50)	$200.24
Forfeited	(236)	$77.81	1	$130.03	(51)	$140.83
Nonvested at December 28, 2024	733	$84.50	—	$—	171	$128.04
(1) The vested shares of market-based RSUs were not exercised due to low multiplier effect for 2020 awards.

The following table summarizes certain information concerning activity for time-based, performance-based and market-based RSUs:

	Year Ended
	December 28, 2024	December 30, 2023	December 31, 2022
Time-based:
Weighted average fair value of RSUs granted	$71.86	$89.81	$196.61
Total grant date fair value of RSUs vested	$34,497	$33,125	$34,685
Performance-based:
Weighted average fair value of RSUs granted	$—	$135.13	$—
Total grant date fair value of RSUs vested	$88	$14,711	$12,460
Market-based:
Weighted average fair value of RSUs granted	$113.31	$139.75	$205.52
Total grant date fair value of RSUs vested	$10,038	$4,400	$3,695

As of December 28, 2024, the maximum potential payout under the Company’s currently outstanding market-based RSUs were 341 thousand units.

Stock Options

In 2024, the Company granted 203 thousand stock options where the weighted average fair value of stock options granted was $30.60 per share. The fair value was estimated on the date of grant by applying the Black-Scholes-Merton option-pricing valuation model.

The following table includes summary information for stock options as of December 28, 2024 (inclusive of discontinued operations related activity):

	Number of Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 30, 2023	417	$124.59
Granted	203	$78.72
Exercised	—	$—
Forfeited	(101)	$134.87
Outstanding at December 28, 2024	519	$104.61	8.1	$—
Exercisable at December 28, 2024	198	$142.66	6.8	$—

The following table presents the range of the weighted-average assumptions used in determining the fair values of options granted:

	Year Ended
	December 28, 2024
Risk-free interest rate (1)	4.1%	–	4.2%
Expected life (2)	6 years
Expected volatility (3)	41.6%	–	42.6%
Expected dividend yield (4)	1.4%	–	1.5%
(1) The risk-free interest rate is based on the yield in effect at grant for zero-coupon U.S. Treasury notes with maturities equivalent to the expected term of the stock options.
(2) The expected term represents the period of time options granted are expected to be outstanding. As the Company does not have sufficient historical data, the Company utilized the simplified method provided by the Securities and Exchange Commission to calculate the expected term as the average of the contractual term and vesting period.
(3) Expected volatility is the measure of the amount by which the stock price has fluctuated or is expected to fluctuate. The Company utilized historical trends and the implied volatility of the Company’s publicly traded financial instruments in developing the volatility estimate for the Company’s stock options.
(4) The expected dividend yield is calculated based on the Company’s expected quarterly dividend and the three-month average stock price as of the grant date.

Other Considerations

Total income tax benefit related to share-based compensation expense for 2024, 2023 and 2022 was $10.0 million, $10.1 million and $11.7 million, respectively.

As of December 28, 2024, there was $61.0 million of unrecognized compensation expense related to all share-based awards that were expected to be recognized over a weighted average period of 1.52 years.

Deferred Stock Units

The Company grants share-based awards annually to the Company’s Board of Directors in connection with the Company’s annual meeting of stockholders. These awards are granted in the form of DSUs as provided for in the Advance Auto Parts, Inc. Deferred Stock Unit Plan for Non-Employee Directors and Selected Executives (“DSU Plan”). Each DSU is equivalent to one share of the Company’s common stock and will be distributed in common shares after the director’s service on the Board ends. DSUs granted vest over a one-year service period. Additionally, the DSU Plan provides for the deferral of compensation earned in the form of (i) an annual retainer for directors and (ii) wages for certain highly compensated team members. These DSUs are settled in common stock with the participants at a future date, or over a specified time period, as elected by the participants in accordance with the DSU Plan.

The Company granted 29 thousand, 74 thousand and nine thousand DSUs in 2024, 2023 and 2022, respectively. The weighted average fair value of DSUs granted during 2024, 2023 and 2022 was $65.21, $66.60 and $193.05, respectively. The DSUs were awarded at a price equal to the market price of the Company’s underlying common stock on the date of the grant. For 2024, 2023 and 2022, the Company recognized $3.3 million, $3.4 million and $1.7 million, respectively, of share-based compensation expense for these DSU grants.

Employee Stock Purchase Plan

The Company also offers an employee stock purchase plan (“ESPP”). Under the ESPP, eligible team members may elect salary deferrals to purchase the Company’s common stock at a discount of 10% from its fair market value on the date of purchase. There are annual limitations on the amounts a team member may elect of either $25 thousand per team member or 10% of compensation, whichever is less. As of December 28, 2024, there were 2.4 million shares available to be issued under the ESPP.

17.    Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, net of tax, consisted of the following:

	Unrealized Gain (Loss) on Postretirement Plan	Foreign Currency Translation	Accumulated Other Comprehensive (Loss) Income
Balance, January 1, 2022	$906	$(27,965)	$(27,059)
2022 activity	(186)	(17,450)	(17,636)
Balance, December 31, 2022	720	(45,415)	(44,695)
2023 activity	82	(7,619)	(7,537)
Balance, December 30, 2023	802	(53,034)	(52,232)
2024 activity	(149)	5,235	5,086
Balance, December 28, 2024	$653	$(47,799)	$(47,146)

18. Supplier Finance Programs

The Company maintains supply chain financing agreements with third-party financial institutions to provide the Company’s suppliers with enhanced receivables options. Through these agreements, the Company’s suppliers, at their sole discretion, may elect to sell their receivables due from the Company to the third-party financial institution at terms negotiated between the supplier and the third-party financial institution. The Company does not provide any guarantees to any third party in connection with these financing arrangements. The Company’s obligations to its suppliers, including amounts due and scheduled payment terms, are not impacted, and no assets are pledged under the agreements. All outstanding amounts due to third-party financial institutions related to suppliers participating in such financing arrangements are recorded within accounts payable and represent obligations outstanding under these supplier finance programs for invoices that were confirmed as valid and owed to the third-party financial institutions in the Company’s Consolidated Balance Sheets. As of December 28, 2024 and December 30, 2023, the Company’s accounts payable to suppliers participating in these financing arrangements were $3.2 billion and $3.4 billion, respectively.

The Company’s confirmed obligations to suppliers participating in these financing arrangements consist of the following:

December 28, 2024
Confirmed obligations outstanding at the beginning of the year	$3,360,733
Invoices confirmed during the year	3,294,260
Confirmed invoices paid during the year	(3,455,823)
Confirmed obligations outstanding at the end of the year	$3,199,170

19.    Segment Reporting

Following the sale of the Worldpac business in November 2024, the Company has one reportable segment as the two remaining operating segments, “Advance Auto Parts/Carquest U.S.” and “Carquest Canada,” are aggregated due to their economic and operational similarities. Both operating segments sell similar products across channels, operate in markets with parallel (or similar) economic conditions, sell to related customer bases, leverage similar methods to distribute products and provide services to its customers. The accounting policies of both operating segments are the same as those described in the summary of significant accounting policies. Due to the assessed quantitative and qualitative economic and operational similarities between the operating segments, management does not believe there would be additional value gained from disaggregated disclosure.

The Company’s chief operating decision maker (“CODM”) is the Chief Executive Officer, who regularly reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance for the Company’s single reportable segment. The CODM primarily focuses on net income to evaluate its reportable segment. The CODM also uses net income for evaluating pricing strategy and to assess the performance for determining the compensation of certain employees. Significant segment expenses reviewed, which represent the difference between segment revenue and segment net income, consisted of the following:

	Year Ended
	December 28, 2024	December 30, 2023	December 31, 2022
Net sales	$9,094,327	$9,209,075	$9,148,874
Less:
Cost of sales	$5,685,807	$5,348,966	$4,916,004
SG&A (1)	3,535,680	3,535,805	3,459,925
Restructuring and related expenses	308,902	15,987	—
Depreciation and amortization expense (2)	277,244	269,430	248,327
Interest expense	81,033	87,989	50,841
Other segment items (3)	(26,241)	(1,924)	13,584
Provision for income taxes	(181,143)	(17,154)	99,657
Net (loss) income from continuing operations	$(586,955)	$(30,024)	$360,536
(1) SG&A excludes Restructuring and related expenses and depreciation and amortization.
(2) The 2024 amount has been reduced by depreciation and amortization related to restructuring which is included in Restructuring and related expenses.
(3) Other segment items consist of selling, general and administrative expenses, primarily labor related expenses, rent and occupancy, and loss on early redemption of senior unsecured notes, and other income (expense), net, included in Total other, net, in the accompanying Consolidated Statements of Operations.

The following table presents the Company’s net sales disaggregated by geographical area:

	Year Ended
	December 28, 2024	December 30, 2023	December 31, 2022
United States	$8,799,654	$8,914,189	$8,857,185
Canada	294,673	294,886	291,689
Total	$9,094,327	$9,209,075	$9,148,874

No asset information has been provided for the reportable segment as the CODM does not regularly review asset information by reportable segment. As of December 28, 2024 and December 30, 2023, assets held in the U.S. accounted for 96% and 97% of total assets.

There were no major customers individually accounting for 10% or more of consolidated net revenues.

20. Discontinued Operations

On August 22, 2024, the Company entered into a definitive purchase agreement to sell Worldpac for $1.5 billion, with customary purchase price adjustments for working capital and other items. The transaction closed on November 1, 2024. Net proceeds from the transaction after paying expenses and excluding the impact of taxes were approximately $1.47 billion. The Company’s sale of Worldpac was progress towards the changing landscape of the business with increased focus on the Advance blended-box model. The Company classified the results of operations and cash flows of Worldpac as discontinued operations in its Consolidated Statements of Operations and Consolidated Statements of Cash Flows for all periods presented. The related assets and liabilities associated with the discontinued operations are not included in the Consolidated Balance Sheet as of December 28, 2024. Additionally, beginning August 22, 2024, the Company ceased recording depreciation and amortization for Worldpac’s finite-lived intangible assets and operating lease ROU assets.

In connection with the Worldpac divestiture, the Company agreed to provide letters of credit in the aggregate amount of up to $200 million, issued under its unsecured revolving credit facility, for up to twelve months after closing of the transaction as credit support for Worldpac’s new supply chain financing program, which letter of credit exposure will reduce to zero no later than 24 months after closing.

Additionally, the Company and Worldpac entered into a Transition Services Agreement and Reverse Transition Services Agreement, pursuant to which the two entities will provide certain services to each other during the post-closing period. The minimum terms of the agreements are for twelve months, which may be extended by the Company and Worldpac for up to two three-month extension periods.

The following table represents the major classes of assets and liabilities of discontinued operations as of December 30, 2023:

December 30, 2023
Carrying amounts of the major classes of assets included in discontinued operations:
Cash	$15,422
Receivables, net	190,613
Inventories	964,133
Other current assets	35,305
Property and equipment, net of accumulated depreciation	92,561
Operating lease right-of-use assets	231,703
Other intangible assets, net	174,180
Goodwill	390,584
Other noncurrent assets	911
Total assets of held for sale	$2,095,412

Carrying amounts of the major classes of liabilities included in discontinued operations:
Accounts payable	$651,895
Accrued expenses	55,170
Other current liabilities	61,786
Noncurrent operating lease liabilities	175,858
Deferred income taxes	6,907
Other noncurrent liabilities	986
Total liabilities held for sale	$952,602

The following table presents the major components of discontinued operations in the Company's Consolidated Statements of Operations:

	Year Ended
	December 28, 2024	December 30, 2023	December 31, 2022
Major classes of line items constituting income of discontinued operations before provision for income taxes:
Net Sales	$1,796,525	$2,078,532	$2,005,848
Cost of sales, including purchasing and warehousing costs	1,194,149	1,415,139	1,306,483
Gross profit	602,376	663,393	699,365
Selling, general and administrative expenses	502,733	587,903	553,730
Operating income	99,643	75,490	145,635
Other, net:
Interest expense	(422)	(66)	(219)
Other (expense) income, net	(2,976)	3,601	(1,247)
Gain on divestiture	349,477	—	—
Total other, net	346,079	3,535	(1,466)
Income before provision for income taxes	445,722	79,025	144,169
Provision for income taxes	194,555	19,266	40,303
Net income from discontinued operations	$251,167	$59,759	$103,866

Advance Auto Parts, Inc.
Schedule II - Valuation and Qualifying Accounts
(in thousands)

Allowance for credit losses	Balance at Beginning of Period	Charges to Expenses	Deductions	Balance at End of Period
December 31, 2022	$6,874	$16,967	$(10,938)	$12,903
December 30, 2023	$12,903	$20,345	$(9,632)	$23,616
December 28, 2024	$23,616	$107,032	$(72,856)	$57,792

For the year ended December 28, 2024, the allowance for credit losses increased $34.2 million, primarily due to incremental reserves established as a result of the 2024 Restructuring Plan. Refer to Note 6. Receivables, net, of the Notes to the Consolidated Financial Statements included herein.

Other valuation and qualifying accounts have not been reported in this schedule because they are either not applicable or because the information has been included elsewhere in this report.

EXHIBIT INDEX

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith
3.1	Composite Restated Certificate of Incorporation of Advance Auto Parts, Inc., effective August 9, 2024.	10-Q	3.1	8/22/2024
3.2	Amended and Restated Bylaws of Advance Auto Parts, Inc., effective August 8, 2023.	8-K	3.1	8/14/2023
4.0	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934, as amended.	10-K	4.0	2/18/2020
4.1	Indenture, dated as of April 29, 2010, among Advance Auto Parts, Inc., each of the Subsidiary Guarantors from time to time party thereto and Wells Fargo Bank, National Association, as Trustee.	8-K	4.1	4/29/2010
4.2	Second Supplemental Indenture dated as of May 27, 2011 to the Indenture dated as of April 29, 2010 among Advance Auto Parts, Inc. as Issuer, each of the Subsidiary Guarantors from time to time party thereto and Wells Fargo Bank, National Association, as Trustee.	8-K	10.45	6/3/2011
4.3	Third Supplemental Indenture dated as of January 17, 2012 among Advance Auto Parts, Inc., each of the Subsidiary Guarantors from time to time party thereto and Wells Fargo Bank, National Association, as Trustee.	8-K	4.4	1/17/2012
4.4	Fourth Supplemental Indenture, dated as of December 21, 2012 among Advance Auto Parts, Inc., each of the Subsidiary Guarantors from time to time party thereto and Wells Fargo Bank, National Association, as Trustee.	8-K	4.5	12/21/2012
4.5	Fifth Supplemental Indenture, dated as of April 19, 2013 among Advance Auto Parts, Inc., each of the Subsidiary Guarantors from time to time party thereto and Wells Fargo Bank, National Association, as Trustee.	8-K	4.6	4/19/2013
4.6	Sixth Supplemental Indenture, dated as of December 3, 2013, among Advance Auto Parts, Inc., each of the Subsidiary Guarantors from time to time party thereto and Wells Fargo Bank, National Association, as Trustee.	8-K	4.7	12/9/2013
4.7	Seventh Supplemental Indenture, dated as of February 28, 2014, among Advance Auto Parts, Inc., each of the Subsidiary Guarantors from time to time party thereto and Wells Fargo Bank, National Association, as Trustee.	10-Q	4.11	5/28/2014
4.8	Indenture, dated as of April 16, 2020 by and among Advance Auto Parts, Inc., each of the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as trustee.	8-K	4.1	4/17/2020
4.9	Eighth Supplemental Indenture, dated as of September 29, 2020, among Advance Auto Parts, Inc. each of the Guarantors from time to time party thereto and Wells Fargo Bank, National Association, as Trustee.	8-K	4.6	9/30/2020
4.10	Ninth Supplemental Indenture, dated as of March 4, 2022, among Advance Auto Parts, Inc., Advance Stores Company, Incorporated and Computershare Trust Company, N.A., as successor to Wells Fargo, National Association, as Trustee.	8-K	4.1	3/4/2022
4.11	Tenth Supplemental Indenture, dated as of March 9, 2023, among Advance Auto Parts, Inc., Advance Stores Company, Incorporated and Computershare Trust Company, N.A., as successor to Wells Fargo Bank, National Association, as Trustee.	8-K	4.1	3/9/2023
4.12	Form of 5.900% Notes due 2026 (included in Exhibit 4.11)	8-K	4.1	3/9/2023
4.13	Form of 1.750% Notes due 2027 (included in Exhibit 4.9)	8-K	4.6	9/30/2020
4.14	Form of 5.950% Notes due 2028 (included in Exhibit 4.11)	8-K	4.1	3/9/2023
4.15	Form of 3.900% Notes due 2030 (included in Exhibit 4.8)	8-K	4.1	4/17/2020

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith
4.16	Form of 3.500% Notes due 2032 (included in Exhibit 4.10).	8-K	4.1	3/4/2022
10.1	Form of Indemnification Agreement with Directors and Officers.	10-Q	10.4	11/14/2024
10.2*	Deferred Stock Unit Plan for Non-Employee Directors and Selected Executives (as amended and restated effective August 7, 2024).	10-Q	10.3	11/14/2024
10.3*	Form of 2024 Advance Auto Parts, Inc. Performance-Based Restricted Stock Unit Award Agreement.	10-Q	10.3	5/30/2024
10.4*	Form of 2024 Advance Auto Parts, Inc. Time-Based Restricted Stock Unit Award Agreement.	10-Q	10.4	5/30/2024
10.5*	Form of 2024 Advance Auto Parts, Inc. Time-Based Nonqualified Option Award Agreement.	10-Q	10.5	5/30/2024
10.6*	Advance Auto Parts, Inc. Executive Incentive Award Plan	10-K	10.8	3/12/2024
10.7*	Advance Auto Parts, Inc. 2014 Long-Term Incentive Plan (as amended effective August 7, 2018).	10-K	10.57	2/9/2019
10.8*	Form of 2022 Advance Auto Parts, Inc. Time-Based Restricted Stock Unit Award Agreement.	10-Q	10.2	5/24/2022
10.9*	Form of 2022 Advance Auto Parts, Inc. Performance-Based Restricted Stock Unit Award Agreement.	10-Q	10.3	5/24/2022
10.10*	Form of 2022 Advance Auto Parts, Inc. Nonqualified Stock Option Award Agreement.	10-Q	10.4	5/24/2022
10.11*	Form of 2023 Advance Auto Parts, Inc. Performance-Based Restricted Stock Unit Award Agreement under the 2014 Plan.	10-Q	10.3	6/6/2023
10.12*	Form of 2023 Advance Auto Parts, Inc. Performance-Based Restricted Stock Unit Award Agreement under the 2014 Plan (CEO).	10-Q	10.4	6/6/2023
10.13*	Form of 2023 Advance Auto Parts, Inc. Nonqualified Stock Option Award Agreement under the 2014 Plan.	10-Q	10.5	6/6/2023
10.14*	Advance Auto Parts, Inc. 2023 Omnibus Incentive Compensation Plan.	10-Q	10.1	6/6/2023
10.15*	Form of 2023 Advance Auto Parts, Inc. Time-Based Restricted Stock Unit Award Agreement under the 2023 Plan.	10-Q	10.6	6/6/2023
10.16*	Form of 2023 Advance Auto Parts, Inc. Performance-Based Restricted Stock Unit Award Agreement under the 2023 Plan.	10-Q	10.7	6/6/2023
10.17*	Form of 2023 Advance Auto Parts, Inc. Nonqualified Stock Option Award Agreement under the 2023 Plan.	10-Q	10.8	6/6/2023
10.18*	Advance Auto Parts, Inc. Deferred Compensation Program, as amended and restated effective January 1, 2021.	10-K	10.45	2/22/2021
10.19*	Description of Non-Employee Director Compensation.	10-K	10.24	3/12/2024
10.20*	Employment Agreement effective October 2, 2022 between Advance Auto Parts, Inc. and Herman Word, Jr.	10-K	10.31	3/12/2024
10.21*	Amendment effective September 13, 2024 to Employment Agreement effective October 2, 2022 between Advance Auto Parts, Inc. and Herman Word, Jr.	8-K	10.1	9/13/2024
10.22*	Employment Agreement effective August 21, 2023 between Advance Auto Parts, Inc. and Shane M. O'Kelly.	8-K	10.01	8/23/2023
10.23*	Employment Agreement effective November 13, 2023 between Advance Auto Parts, Inc. and Ryan P. Grimsland.	8-K	10.01	11/15/2023

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith
10.24	Credit Agreement, dated as of November 9, 2021, among Advance Auto Parts, Inc. Advance Stores Company, Incorporated the lenders party thereto, and Bank of America, N.A., as Administrative Agent.	8-K	10.1	11/15/2021
10.25	Guarantee Agreement, dated as of November 9, 2021, among Advance Auto Parts, Inc., the guarantors from time to time party thereto and Bank of America, N.A, as administrative agent for the lenders.	8-K	10.2	11/15/2021
10.26	Amendment No. 1 to the Credit Agreement Dated as of February 27, 2023	10-K	10.29	02/28/2023
10.27	Amendment No. 2 to the Credit Agreement Dated as of August 21, 2023	10-Q	10.1	8/23/2023
10.28	Amendment No. 3 to the Credit Agreement Dated as of November 20, 2023	10-Q	10.5	11/21/2023
10.29	Amendment No. 4 to the Credit Agreement Dated as of February 26, 2024	8-K	10.1	2/28/2024
10.30	Amendment No. 5 to the Credit Agreement Dated as of November 13, 2024	8-K	10.1	11/14/2024
10.31	Amendment No. 6 to the Credit Agreement Dated as of February 25, 2025	8-K	10.1	2/26/2025
10.32	Advance Auto Parts, Inc. Cooperation Agreement.	8-K	10.1	3/12/2024
10.33*	Employment Agreement effective January 4, 2015 between Advance Auto Parts, Inc. and Tammy Finley				X
10.34*	Employment Agreement effective August 12, 2015 between Advance Auto Parts, Inc. and Tammy Finley First Amendment				X
10.35*	Employment Agreement effective December 12, 2022 between Advance Auto Parts, Inc. and Szilagyi Fully Executed				X
10.36	Sale and Purchase Agreement, dated August 22, 2024, between Advance Auto Parts, Inc. and Wheels Bid co, Inc.	8-K	10.1	8/22/2024
19.1	Advance Auto Parts, Inc. Insider Trading Policy	10-K	10.39	3/12/2024
21.1	Subsidiaries of Advance Auto Parts, Inc.				X
22.1	List of Issuers and its Guarantor Subsidiaries				X
23.1	Consent of Deloitte & Touche LLP.				X
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
97.1	Clawback Policy				X
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension Schema Document.				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X
104.1	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit).				X
*Indicates a management contract or compensatory plan.

Item 16. Form 10-K Summary.

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCE AUTO PARTS, INC.
Dated:	February 26, 2025	By:	/s/ Ryan P. Grimsland
Ryan P. Grimsland
Executive Vice President, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Shane M. O’Kelly	President and Chief Executive Officer and Director	February 26, 2025
Shane M. O’Kelly	(Principal Executive Officer)

/s/ Ryan P. Grimsland	Executive Vice President, Chief Financial Officer	February 26, 2025
Ryan P. Grimsland	(Principal Financial Officer)

/s/ Michael P. Beland	Senior Vice President, Controller and Chief Accounting Officer	February 26, 2025
Michael P. Beland	(Principal Accounting Officer)

/s/ Eugene I. Lee, Jr.	Chairman and Director	February 26, 2025
Eugene I. Lee, Jr.

/s/ Carla J. Bailo	Director	February 26, 2025
Carla J. Bailo

/s/ John F. Ferraro	Director	February 26, 2025
John F. Ferraro

/s/ Joan M. Hilson	Director	February 26, 2025
Joan M. Hilson

/s/ Jeffrey J. Jones II	Director	February 26, 2025
Jeffrey J. Jones II

/s/ Douglas A. Pertz	Director	February 26, 2025
Douglas A. Pertz

/s/ Gregory L. Smith	Director	February 26, 2025
Gregory L. Smith

/s/ Thomas W. Seboldt	Director	February 26, 2025
Thomas W. Seboldt

/s/ Sherice R. Torres	Director	February 26, 2025
Sherice R. Torres

/s/ A. Brent Windom	Director	February 26, 2025
A. Brent Windom