Form 10-Q
period 2025-04-19
ADVANCE AUTO PARTS INC
filed 2025-05-22
CIK 1158449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q
________________________________________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 19, 2025
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 20, 2025, the number of shares of the registrant’s common stock outstanding was 59,925,637 shares.

FORWARD-LOOKING STATEMENTS

Certain statements herein are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are usually identifiable by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast, “guidance,” “intend,” “likely,” “may,” “plan,” “position,” “possible,” “potential,” “probable,” “project,” “should,” “strategy,” “target,” “will,” or similar language. All statements other than statements of historical fact are forward-looking statements, including, but not limited to, statements about the Company’s strategic initiatives, restructuring and asset optimization, financial objectives, operational plans and objectives, statements about the benefits of the sale of the Company’s Worldpac business and use of proceeds therefrom, statements regarding expectations for economic conditions, future business and financial performance, including with respect to tariffs, as well as statements regarding underlying assumptions related thereto. Forward-looking statements reflect the Company’s views based on historical results, current information and assumptions related to future developments. Except as may be required by law, the Company undertakes no obligation to update any forward-looking statements made herein. Forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those projected or implied by the forward-looking statements. They include, among others, the Company’s ability to hire, train and retain qualified employees, the timing and implementation of strategic initiatives, risks associated with the Company’s restructuring and asset optimization plans, deterioration of general macroeconomic conditions, geopolitical factors including increased tariffs and trade restrictions, the highly competitive nature of the industry, demand for the Company’s products and services, risks relating to the impairment of assets, including intangible assets such as goodwill, access to financing on favorable terms, complexities in the Company’s inventory and supply chain and challenges with transforming and growing its business. Please see “Item 1A. Risk Factors” of the Company’s most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”), as updated by the Company’s subsequent filings with the SEC, for a description of these and other risks and uncertainties that could cause actual results to differ materially from those projected or implied by the forward-looking statements.

PART I. FINANCIAL INFORMATION
ITEM 1.CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions, except par value amounts) (Unaudited)

Assets	April 19, 2025	December 28, 2024
Current assets:
Cash and cash equivalents	$1,672	$1,869
Receivables, net	494	544
Inventories, net	3,731	3,612
Other current assets	183	118
Total current assets	6,080	6,143
Property and equipment, net	1,265	1,334
Operating lease right-of-use assets	2,185	2,243
Goodwill	600	598
Other intangible assets, net	404	406
Other assets	83	74
Total assets	$10,617	$10,798
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	3,425	3,408
Accrued expenses	663	784
Current portion of long-term debt	299	—
Other current liabilities	406	473
Total current liabilities	4,793	4,665
Long-term debt	1,491	1,789
Operating lease liabilities	1,881	1,897
Deferred income taxes	171	193
Other long-term liabilities	84	84
Total liabilities	8,420	8,628

Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock, nonvoting, $0.0001 par value, 10 million shares authorized; no shares issued or outstanding	—	—
Common stock, voting, and additional paid-in capital, $0.0001 par value, 200 million shares authorized; 78 million shares issued and 60 million outstanding at April 19, 2025 and 78 million shares issued and 60 million outstanding at December 28, 2024	1,007	994
Treasury stock, at cost	(2,942)	(2,940)
Accumulated other comprehensive loss	(40)	(47)
Retained earnings	4,172	4,163
Total stockholders’ equity	2,197	2,170
Total liabilities and stockholders’ equity	$10,617	$10,798

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(in millions, except per share data) (Unaudited)

	Sixteen Weeks Ended
	April 19, 2025	April 20, 2024
Net sales	$2,583	$2,772
Cost of sales	1,474	1,568
Gross profit	1,109	1,204
Selling, general and administrative expenses, exclusive of restructuring and related expenses	1,122	1,151
Restructuring and related expenses	118	—
Selling, general and administrative expenses	1,240	1,151
Operating (loss) income	(131)	53
Other, net:
Interest expense	(27)	(25)
Other income, net	27	1
Total other, net	—	(24)
(Loss) income before income taxes	(131)	29
Income tax (benefit) expense	(155)	12
Net income from continuing operations	24	17
Net income from discontinued operations	—	23
Net income	$24	$40

Basic earnings per common share from continuing operations	$0.40	$0.29
Basic earnings per common share from discontinued operations	—	0.38
Basic earnings per common share	$0.40	$0.67
Basic weighted-average common shares outstanding	59.8	59.6

Diluted earnings per common share from continuing operations	$0.40	$0.29
Diluted earnings per common share from discontinued operations	—	0.38
Diluted earnings per common share	$0.40	$0.67
Diluted weighted-average common shares outstanding	60.2	59.8

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Condensed Consolidated Statements of Comprehensive Income
(in millions) (Unaudited)
	Sixteen Weeks Ended
	April 19, 2025	April 20, 2024
Net income	$24	40
Other comprehensive income:
Currency translation adjustments	7	6
Total other comprehensive income	7	6
Comprehensive income	$31	$46

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries Condensed Consolidated Statements of Changes in Stockholders’ Equity (in millions, except per share data) (Unaudited)

	Sixteen Weeks Ended April 19, 2025
	Common Stock and Additional Paid-In Capital		Treasury Stock, at Cost	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 28, 2024	60	$994	$(2,940)	$(47)	$4,163	$2,170
Net income	—	—	—	—	24	24
Total other comprehensive income	—	—	—	7	—	7
Share-based compensation	—	11	—	—	—	11
Common stock issued under employee benefit plans	—	2	—	—	—	2
Repurchases of common stock	—	—	(2)	—	—	(2)
Cash dividends declared ($0.25 per common share)	—	—	—	—	(15)	(15)
Balance at April 19, 2025	60	1,007	$(2,942)	$(40)	$4,172	$2,197

	Sixteen Weeks Ended April 20, 2024
	Common Stock and Additional Paid-In Capital		Treasury Stock, at Cost	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 30, 2023	60	$946	$(2,933)	$(52)	$4,559	$2,520
Net income	—	—	—	—	40	40
Total other comprehensive income	—	—	—	6	—	6
Share-based compensation	—	17	—	—	—	17
Common stock issued under employee benefit plans	—	1	—	—	—	1
Repurchases of common stock	—	—	(4)	—	—	(4)
Cash dividends declared ($0.25 per common share)	—	—	—	—	(15)	(15)
Balance at April 20, 2024	60	964	$(2,937)	$(46)	$4,584	$2,565

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions) (Unaudited)

	Sixteen Weeks Ended
	April 19, 2025	April 20, 2024
Cash flows from operating activities:
Net income	$24	$40
Net income from discontinued operations	—	23
Net income from continuing operations	24	17
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	89	83
Share-based compensation	11	15
Loss (Gain) on sale and impairment of long-lived assets, net	10	(18)
Provision for deferred income taxes	(22)	3
Other, net	3	1
Net change in:
Receivables, net	51	3
Inventories, net	(114)	1
Operating lease right of use assets	50	(1)
Other assets	(69)	(15)
Accounts payable	14	(134)
Accrued expenses	(119)	16
Operating lease liabilities	(81)	30
Other liabilities	(3)	(4)
Net cash used in operating activities of continuing operations	(156)	(3)
Net cash provided by operating activities of discontinued operations	—	6
Net cash (used in) provided by operating activities	(156)	3
Cash flows from investing activities:
Purchases of property and equipment	(42)	(46)
Proceeds from sales of property and equipment	15	10
Net cash used in investing activities of continuing operations	(27)	(36)
Net cash used in investing activities of discontinued operations	—	(3)
Net cash used in investing activities	(27)	(39)
Cash flows from financing activities:
Dividends paid	(15)	(15)
Purchase of noncontrolling interest	—	(7)
Proceeds from the issuance of common stock	2	1
Repurchases of common stock	(2)	(3)
Other, net	(2)	(1)
Net cash used in financing activities	(17)	(25)

Effect of exchange rate changes on cash	3	9

Net decrease in cash and cash equivalents	(197)	(52)
Cash and cash equivalents, beginning of period	1,869	503
Cash and cash equivalents, end of period	$1,672	$451

	Sixteen Weeks Ended
	April 19, 2025	April 20, 2024

Non-cash transactions of continuing operations:
Accrued purchases of property and equipment	$12	$9

Summary of cash and cash equivalents:
Cash and cash equivalents of continuing operations, end of period	1,672	437
Cash and cash equivalents of discontinued operations, end of period	—	14
Cash and cash equivalents, end of period	$1,672	$451

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Amounts presented in millions, except per share data, unless otherwise stated)
(Unaudited)

1.    Nature of Operations and Basis of Presentation

Description of Business

Advance Auto Parts, Inc. and subsidiaries is a leading automotive aftermarket parts provider in North America, serving both professional installers (“professional”) and “do-it-yourself” (“DIY”) customers. The accompanying unaudited condensed consolidated financial statements include the accounts of Advance Auto Parts, Inc., its wholly owned subsidiaries, Advance Stores Company, Incorporated (“Advance Stores”) and Neuse River Insurance Company, Inc., and their subsidiaries (collectively referred to as “the Company”).

As of April 19, 2025, the Company operated a total of 4,285 stores primarily within the United States, with additional locations in Canada, Puerto Rico and the U.S. Virgin Islands. In addition, as of April 19, 2025, the Company served 881 independently owned Carquest branded stores across the same geographic locations served by the Company’s stores in addition to Mexico and various Caribbean islands. The Company’s stores operate primarily under the trade names “Advance Auto Parts” and “Carquest”.

The Company has one reportable segment. As of December 28, 2024, the Company had two operating segments, which were aggregated as a single reportable segment; however, following the stabilization of the Company’s new organizational structure in the first quarter of fiscal 2025, due to significant restructuring activities, the Company now operates under the single operating segment of “Advance Auto Parts/Carquest”. See Note 11. Segment Reporting and Note 3. Restructuring, of the notes to the condensed consolidated financial statements included herein for additional information on the Company’s segments and restructuring activities.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and unaudited notes to the condensed consolidated financial statements are presented in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), have been condensed or omitted based upon the SEC interim reporting principles.

The accompanying condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments that are necessary to present fairly the results for the interim periods presented. The accounting policies followed in the presentation of these condensed consolidated financial statements are consistent with those followed on an annual basis.

These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for fiscal year 2024 (“2024 Form 10-K”) as filed with the SEC on February 26, 2025. The results of operations for the interim periods are not necessarily indicative of the operating results to be expected for the full year. Consistent with prior years, the Company’s first quarter of the year contains sixteen weeks. The Company’s remaining three quarters each consist of twelve weeks.

Change in Presentation

Prior to fiscal 2025, the Company presented its condensed consolidated financial statements and notes to the condensed consolidated financial statements in thousands. Effective in fiscal 2025, such amounts are presented in millions, except par value share amounts and per share data, unless otherwise stated. Certain prior year amounts have been reclassified to conform to the current year presentation, including the separate disclosure of operating lease right of use assets, other assets, operating lease liabilities and other liabilities, on the condensed consolidated statements of cash flows. This change in presentation does not have a material impact on the condensed consolidated financial statements.

Further, consistent with the presentation in the Company’s 2024 Form 10-K, the Company has presented the sale of the Worldpac, Inc. business (“Worldpac”) as discontinued operations in its condensed consolidated financial statements. Comparative interim period amounts have been updated to reflect this presentation.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Amounts presented in millions, except per share data, unless otherwise stated)
(Unaudited)

Recently Issued Accounting Pronouncements - Not Yet Adopted

Income Tax Disclosure Improvements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (“ASU 2023-09”), which requires a company to enhance its income tax disclosures. In each annual reporting period, the company should disclose the specific categories used in the rate reconciliation and additional information for reconciling items that meet a quantitative threshold, including disaggregation of taxes paid by jurisdiction. The related disclosures are effective for the fiscal year beginning after December 15, 2024. The Company is currently evaluating the impact of adopting ASU 2023-09 on the Company’s consolidated financial statements and related disclosures and believes that the adoption will result in additional disclosures, but will not have any other impact on its consolidated financial statements.

Disaggregation of Income Statement Expenses

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation (“ASU 2024-03”), which requires public entities to disclose more detailed information about certain costs and expenses presented in the income statement, including (among other items) the amount of inventory purchases, employee compensation, selling expenses, depreciation and amortization of intangible assets. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03 on the consolidated financial statements and related disclosures.

2.    Revenues

The following table summarizes disaggregated revenue from contracts with customers by product group from continuing operations:

	Sixteen Weeks Ended
	April 19, 2025	April 20, 2024
Percentage of Net Sales:
Parts and Batteries	62%	62%
Accessories and Chemicals	23	23
Engine Maintenance	14	14
Other	1	1
Total	100%	100%

There were no major customers individually accounting for 10% or more of consolidated net revenues.

3.     Restructuring

2024 Restructuring Plan

On November 13, 2024, the Company’s Board of Directors approved a restructuring and asset optimization plan (“2024 Restructuring Plan”) designed to improve the Company’s profitability and growth potential and streamline its operations. This plan includes the closure of approximately 500 stores, approximately 200 independent locations and four distribution centers by mid-2025, as well as headcount reductions. The Company completed the closure of all of these locations during the first quarter of 2025.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Amounts presented in millions, except per share data, unless otherwise stated)
(Unaudited)
Expenses associated with the 2024 Restructuring Plan included: 1) noncash asset impairment and accelerated amortization and depreciation of operating lease Right-of-Use (“ROU”) assets and property and equipment, 2) personnel expenses related to severance and transition expenses, which were offered to certain employees who would provide services through key dates to ensure completion of closure activities and 3) other location closure-related activity, including nonrecurring services rendered by third-party vendors assisting with the turnaround initiatives and other related expenses, including incremental revisions to receivable collectability due to termination of contracts with independents associated with the 2024 Restructuring Plan.

Other Restructuring Initiatives

In November 2023, the Company announced a strategic and operational plan with anticipated savings of $150 million of which $50 million would be reinvested into frontline team members. In addition to a reduction in workforce, this plan streamlines the Company’s supply chain by configuring a multi-echelon supply chain by leveraging current asset and operating fewer, more productive distribution centers that focus on replenishment and move more parts closer to the customer. In achieving this plan, the Company is in process of converting certain distribution centers and stores into market hubs. In addition to providing replenishment to near-by stores, market hubs support retail operations. In addition to the distribution network optimization costs, other restructuring expenses included certain other items as further detailed in the table below.

The Company has recorded all restructuring and related expenses as a component of selling, general and administrative expenses in the condensed consolidated statement of operations, with the exception of inventory related expenses that are recorded as a component of cost of sales on the condensed consolidated statement of operations. No inventory related expenses were incurred during the first quarter of fiscal 2025 related to restructuring and related activities. No restructuring and related activities were incurred during the first quarter of fiscal 2024.

Sixteen Weeks Ended
2024 Restructuring Plan Expenses:	April 19, 2025
Selling, general and administrative expenses:
Impairment and write-down of long-lived assets	$41
Severance and other personnel expenses	15
Other location closure related expenses (1)	49
2024 Restructuring Plan Expenses	$105

Other Restructuring Plan Expenses:
Selling, general and administrative expenses:
Distribution network optimization	$3
Impairment and write-down of long-lived assets	4
Worldpac post transaction-related expenses	3
Other restructuring expenses (2)	3
Other Restructuring Plan Expenses	$13
(1) Other location closure related activity includes $30 million of nonrecurring services rendered by third-party vendors assisting with the 2024 Restructuring Plan, $7 million related to incremental reserves on loan guarantees and the remaining other related expenses are associated with closures, including the transfer of assets.
(2) Other restructuring expenses primarily consists of severance and other personnel expenses.

The following table shows the change in the restructuring liability in the period, which excludes operating lease liabilities and associated expenses. The restructuring liabilities are classified within accounts payable, accrued liabilities and other current liabilities in the condensed consolidated balance sheets.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Amounts presented in millions, except per share data, unless otherwise stated)
(Unaudited)

	Professional service fees	Severance and other personnel expenses
Balance at December 28, 2024	$23	$14
Restructuring expenses during the period	30	19
Cash payments	(50)	(30)
Balance at April 19, 2025	$3	$3

As of April 19, 2025, the cumulative amount incurred to date for active restructuring plans totaled $858 million, consisting of write-down of inventory to net realizable value in the fourth quarter of fiscal 2024, lease termination impacts, other exit-related expenses related to ceased use buildings and certain employee termination benefits. The Company estimates that it will incur additional expenses of approximately $75 million to $100 million These expenses primarily relate to lease terminations, professional services, and other exit costs to be incurred by the end of fiscal year 2025.

4.    Inventories, net

The Company used the last in, first out (“LIFO”) method of accounting for approximately 92% of inventories as of April 19, 2025 and December 28, 2024. An actual valuation of inventory under the LIFO method is performed at the end of each fiscal year based on inventory levels and carrying costs at that time. Accordingly, interim LIFO calculations are based on the Company’s estimates of expected inventory levels and costs at the end of the year. The Company’s LIFO debit/(credit) reserve balance was $3 million and $(11) million as of April 19, 2025 and December 28, 2024, respectively, to state inventories at LIFO. Increases to the Company’s LIFO credit reserve balance are recorded as a noncash charge to cost of sales and decreases are recorded as a non-cash benefit to cost of sales. The non-cash (benefit) expense recorded to cost of sales related to the change in the LIFO credit reserve for the periods presented was as follows:

	Sixteen Weeks Ended
	April 19, 2025	April 20, 2024
LIFO credit reserve (benefit) expense	$(14)	$(9)

As of April 19, 2025, the effect of LIFO liquidations was a decrease to cost of sales of $4 million and an increase to net earnings of $3 million ($0.05) per diluted share.

Purchasing and warehousing costs included in inventories as of April 19, 2025 and December 28, 2024 were $382 million and $368 million, respectively.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Amounts presented in millions, except per share data, unless otherwise stated)
(Unaudited)

5.    Receivables, net

Receivables, net, consisted of the following:

	April 19, 2025	December 28, 2024
Trade	$411	$417
Vendor	131	157
Other	16	28
Total receivables	558	602
Less: allowance for credit losses	(64)	(58)
Receivables, net	$494	$544

6.    Long-term Debt and Fair Value of Financial Instruments

Long-term debt net of unamortized discount and debt issuance costs consisted of the following:

	April 19, 2025	December 28, 2024
5.90% Senior Unsecured Notes due March 9, 2026	$299	$299
1.75% Senior Unsecured Notes due October 1, 2027	349	348
5.95% Senior Unsecured Notes due March 9, 2028	298	298
3.90% Senior Unsecured Notes due April 15, 2030	497	497
3.50% Senior Unsecured Notes due March 15, 2032	347	347
Total long-term debt and current maturities of long-term debt	1,790	1,789
Less: Current portion of long-term debt	(299)	—
Long-term debt, excluding the current portion	$1,491	$1,789

Fair Value of Financial Assets and Liabilities

As of April 19, 2025 and December 28, 2024, the fair value of the Company’s long-term debt, which includes the current portion of long-term debt, was approximately $1,640 million and $1,649 million, respectively. The fair value of the Company’s long-term debt was determined using Level 2 inputs based on quoted market prices. The carrying amounts of the Company’s cash and cash equivalents, receivables, net, accounts payable and accrued expenses approximate their fair values due to the relatively short-term nature of these instruments.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Amounts presented in millions, except per share data, unless otherwise stated)
(Unaudited)

Credit Facilities

As of April 19, 2025 and December 28, 2024, the Company had no outstanding borrowings under the 2021 Credit Agreement. As of April 19, 2025 the Company had $885 million of borrowing availability and $115 million letters of credit outstanding under the 2021 Credit Agreement. As of December 28, 2024, the Company had $1 billion of borrowing availability and no letters of credit outstanding under the 2021 Credit Agreement. The Company is required to maintain certain financial covenants related to the 2021 Credit Agreement. On February 25, 2025, the Company entered into Amendment No. 6 (“Amendment No. 6”) to the 2021 Credit Agreement to, among other things, (i) expand the scope of domestic subsidiaries that would be required to grant security interests and guarantee the Company’s obligations under the 2021 Credit Agreement upon the occurrence of a Springing Lien Trigger Event (as defined therein) to include all of the Company’s subsidiaries other than the Company’s Insignificant Subsidiaries (as defined in Amendment No. 6), (ii) revise the definition of Consolidated Coverage Ratio to exclude up to $175 million of accelerated rent charges related to lease buyouts and to permit the minimum Consolidated Coverage Ratio to remain at 1.50 to 1.00 for one additional quarter before increasing to 1.75 to 1.00 on and after the fiscal quarter ending on January 3, 2026, (iii) revise the definition of Consolidated EBITDA to increase the threshold for Identified Restructuring Charges (as defined therein) from $575 million to $625 million, and (iv) expand the scope of the guaranteed obligations to include bank product obligations and cash management obligations. As of April 19, 2025, the Company was in compliance with its financial covenants under the 2021 Credit Agreement.

As of April 19, 2025 and December 28, 2024, the Company had $90 million and $91 million, respectively, of bilateral letters of credit issued separately from the 2021 Credit Agreement, none of which were drawn upon. These bilateral letters of credit generally have a term of one year or less and primarily serve as collateral for the Company’s self-insurance policies.

Debt Guarantees

The Company is a guarantor of loans made by banks to various independently-owned Carquest-branded stores that are customers of the Company totaling $89 million and $98 million as of April 19, 2025 and December 28, 2024, respectively. These loans are collateralized by security agreements on merchandise inventory and other assets of the borrowers. The approximate value of the inventory collateralized by these agreements was $161 million and $181 million as of April 19, 2025 and December 28, 2024, respectively. The Company continuously assesses the likelihood of performance under these guarantees and believes that performance is remote as of April 19, 2025.

7.    Leases

Substantially all of the Company’s leases are for facilities, vehicles, and equipment. The initial term for facilities is typically five to ten years, with renewal options typically at five-year intervals, with the exercise of lease renewal options at the Company’s sole discretion. The Company’s vehicle and equipment lease terms are typically three to six years. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Amounts presented in millions, except per share data, unless otherwise stated)
(Unaudited)
Total lease cost is included in cost of sales and total selling, general and administrative expenses in the accompanying condensed consolidated statements of operations and is recorded net of immaterial sublease income. Total lease costs are comprised of the following:

	Sixteen Weeks Ended
	April 19, 2025	April 20, 2024
Operating lease cost	$168	$157
Variable lease cost	51	48
Total lease cost	$219	$205

During the first quarter of fiscal 2025, the Company recorded $29 million primarily related to accelerated amortization on leases the Company expects to exit before the end of the contractual term, and non-cash asset impairment net of gains on lease modifications and terminations. These amounts are recorded in restructuring and related expenses within the accompanying condensed consolidated statements of operations. See Note 3. Restructuring, of the notes to the condensed consolidated financial statements included herein.

Other information relating to the Company’s lease liabilities was as follows:

	Sixteen Weeks Ended
	April 19, 2025	April 20, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$179	$133
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$91	$132

During the first quarter of 2024, the Company entered into a sale-leaseback transaction where the Company sold a building and land and entered into a three-year lease of the property upon the sale. This transaction resulted in a gain of $21 million and is included in selling, general and administrative expenses on the condensed consolidated statement of operations for the sixteen weeks ended April 20, 2024.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Amounts presented in millions, except per share data, unless otherwise stated)
(Unaudited)
8.    Earnings per Share

The computations of basic and diluted earnings per share were as follows:

	Sixteen Weeks Ended
	April 19, 2025	April 20, 2024
Numerator
Income from continuing operations	$24	$17
Income from discontinued operations	—	23
Net income applicable to common shares	$24	$40

Denominator
Basic weighted-average common shares	59.8	59.6
Dilutive impact of share-based awards	0.4	0.2
Diluted weighted-average common shares(1)	60.2	59.8

Basic earnings per common share from continuing operations	$0.40	$0.29
Basic earnings per common share from discontinued operations	—	0.38
Basic earnings per common share	$0.40	$0.67

Diluted earnings per common share from continuing operations	$0.40	$0.29
Diluted earnings per common share from discontinued operations	—	0.38
Diluted earnings per common share	$0.40	$0.67
(1) For the sixteen weeks ended April 19, 2025 and April 20, 2024, $0.9 million and $0.4 million, respectively, of restricted stock units (“RSUs”) were excluded from the diluted weighted-average common share count calculation as their inclusion would have been anti-dilutive.

9. Supplier Finance Programs

The Company maintains supply chain financing agreements with third-party financial institutions to provide the Company’s suppliers with enhanced receivables options. Through these agreements, the Company’s suppliers, at their sole discretion, may elect to sell their receivables due from the Company to the third-party financial institution at terms negotiated between the supplier and the third-party financial institution. The Company does not provide any guarantees to any third party in connection with these financing arrangements. The Company’s obligations to suppliers, including amounts due and scheduled payment terms, are not impacted, and no assets are pledged under the agreements. All outstanding amounts due to third-party financial institutions related to suppliers participating in such financing arrangements are recorded within accounts payable and represent obligations outstanding under these supplier finance programs for invoices that were confirmed as valid and owed to the third-party financial institutions in the Company’s condensed consolidated balance sheets. As of both April 19, 2025, and December 28, 2024, the confirmed obligations outstanding under these supplier finance programs to third-party financial institutions were $3.2 billion. As of April 19, 2025, and December 28, 2024, $0.2 billion and $0.4 billion, respectively, is excluded from the Company’s accounts payable balance on the Company’s condensed consolidated balance sheets, as such amounts represent liabilities of Worldpac transferred with the sale of the business in fiscal 2024. Under the provisions of the sale, the Company will provide certain letters of credit to the buyer to support supply chain financing for the buyer. See Note 12. Discontinued Operations, of the notes to the condensed consolidated financial statements included herein.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Amounts presented in millions, except per share data, unless otherwise stated)
(Unaudited)
10. Commitments and Contingencies

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

11. Segment Reporting

The Company has one operating segment and one reportable segment, effective during the first quarter of fiscal year 2025, resulting from the stabilization of the Company’s new organizational structure due to the significant restructuring activities announced in fiscal year 2024 as further described in Note 3. Restructuring, of the notes to the condensed consolidated financial statements included herein. Following this restructuring, the Company no longer has two operating segments, which were previously aggregated into a single reportable segment. The Company conducts its operations principally in the geographical areas of the U.S. and Canada through its Advance Auto Parts and Carquest trade brands. The products sold by the Company, across all geographic areas, have similar economic characteristics, are sourced from the Company’s suppliers in a similar manner, and are available for sale to all of the Company’s customers through the Company’s stores and self-service e-commerce sites. All of the Company’s stores have similar characteristics, including the nature of the products and services, the type and class of customers, and the methods used to distribute products and provide service to its customers. Due to these reasons, the Company has one operating segment, referred to as Advance Auto Parts/Carquest. As geographic information is not a key component of how the chief operating decision maker (“CODM”) reviews performance and allocates resources, such entity-wide information is not disclosed on a quarterly basis.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Amounts presented in millions, except per share data, unless otherwise stated)
(Unaudited)
The Company’s CODM is the Chief Executive Officer, who regularly reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance for the Company’s single reportable segment. Discrete information is not regularly provided to and/or reviewed by the Company’s CODM at a lower level than the consolidated level, inclusive of segment asset level detail. The CODM primarily focuses on net income to evaluate its reportable segment. The CODM also uses net income for evaluating pricing strategy and to assess the performance for determining the compensation of certain employees. Significant segment expenses regularly provided to the CODM, which represent the difference between segment revenue and segment net income, consisted of the following:

	Sixteen Weeks Ended
	April 19, 2025	April 20, 2024
Net sales	$2,583	$2,772
Less:
Cost of sales	$1,474	$1,568
Selling, general and administrative expenses (1)	1,085	1,084
Restructuring and related expenses	118	—
Depreciation and amortization expense (2)	37	67
Interest expense	27	25
Other segment items (3)	(27)	(1)
Income tax (benefit) expense	(155)	12
Net (loss) income from continuing operations	$24	$17
(1) Selling, general and administrative expenses, excludes restructuring and related expenses and depreciation and amortization.
(2) Excludes depreciation and amortization related to restructuring which is included in restructuring and related expenses.
(3) Other segment items relates to interest income included in total other, net, in the accompanying condensed consolidated statements of operations.

12. Discontinued Operations

In fiscal 2024, the Company completed the sale of Worldpac for $1.5 billion, with customary purchase price adjustments for working capital and other items as well as the provision of letters of credit in an aggregate amount of up to $200 million for up to 12 months following the closing of the transaction, which letter of credit exposure will reduce to zero no later than 24 months after the closing, to support supply chain financing for the buyer. The transaction closed on November 1, 2024. Net proceeds from the transaction after paying expenses and excluding the impact of taxes were approximately $1.47 billion. The Company’s sale of Worldpac was progress towards changing the landscape of the business with increased focus on the Advance blended-box model. As a result, the Company classified the results of operations and cash flows of Worldpac as discontinued operations in its condensed consolidated statements of operations and condensed consolidated statements of cash flows for prior periods presented.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Amounts presented in millions, except per share data, unless otherwise stated)
(Unaudited)
The following table presents the major components of discontinued operations in the Company's condensed consolidated statements of operations:

Sixteen Weeks Ended
April 20, 2024
Major classes of line items constituting income of discontinued operations before provision for income taxes:
Net Sales	$634
Cost of sales, including purchasing and warehousing costs	409
Gross Profit	225
Selling, general and administrative expenses	192
Operating income	33
Other, net:
Other income (expense), net	(3)
Total other, net	(3)
Income from discontinued operations related to major classes before provision for income taxes	30
Income tax expense	7
Net income from discontinued operations	$23

13. Income Taxes

The Company’s effective tax rate for the first quarter of fiscal 2025 was lower than the estimated annual effective tax rate, primarily due to a net discrete tax benefit of $126 million realized in the first quarter of fiscal 2025 related to certain tax benefits associated with capital loss deductions.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 28, 2024 (filed with the SEC on February 26, 2025) which the Company refers to as the “2024 Form 10-K”), and the Company’s unaudited condensed consolidated financial statements and the notes to those statements that appear elsewhere in this report. The results of operations for the interim periods are not necessarily indicative of the operating results to be expected for the full year. Consistent with the previous fiscal year, the Company’s first quarter of the year contains sixteen weeks. The Company’s remaining three quarters each consist of twelve weeks.

First Quarter Fiscal 2025 Management Overview

The Company’s financial results for continuing operations for the first quarter of 2025 includes:

•Net sales during the first quarter of fiscal 2025 were $2.6 billion, a decrease of 6.8% compared with the first quarter of fiscal 2024. Comparable store sales declined 0.6%.
•Gross profit margin for the first quarter of 2025 was 42.9% of net sales, a decrease of (50) basis points compared with the first quarter of fiscal 2024.
•Selling, general and administrative expenses for the first quarter of fiscal 2025 were 48.0% of net sales, an increase of 648 basis points compared with the first quarter of fiscal 2024.
•The Company generated diluted earnings per share of $0.40 during the first quarter of fiscal 2025, compared with diluted earnings per share of $0.29 for the comparable period of 2024.

Business and Risks Update

The Company continues to make progress on the various elements of its business plan, which is focused on improving the customer experience, margin expansion, and driving consistent execution for both professional and DIY customers. Key updates for the first quarter of fiscal 2025 include:

•Completed all store location closures under the 2024 Restructuring Plan designed to improve the Company’s profitability and growth potential, and streamline its operations; and
•Continued focus on cost and supply chain optimization.

For further information related to restructuring and related activities, see Note 3. Restructuring of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1.

During the first quarter of fiscal 2025, new global trade tariffs were announced on imports to the U.S., including additional tariffs on various countries from which the Company directly or indirectly imports and/or sources merchandise, including Canada, China and Mexico, among others. Various modifications and delays to the U.S. tariffs have been announced and further changes are expected to be made in the future, which may include additional sector-based tariffs or other measures. The ultimate impact of tariffs on the Company’s business remains uncertain. See Part II, Item 1A, “Risk Factors” of this Quarterly Report.

Industry Update

Operating within the automotive aftermarket industry, the Company is influenced by a number of general macroeconomic factors, many of which are similar to those affecting the overall retail industry. In addition to the “Business and Risk Update” section included within this Management’s Discussion and Analysis of Financial Condition and Results of Operations, these factors include, but are not limited to:

•Significant changes in U.S trade policies, including the recently enacted and/or proposed new global trade tariffs
•Inflationary pressures, including logistics and labor
•Global supply chain disruptions
•Cost of fuel
•Miles driven
•Unemployment rates
•Interest rates
•Consumer confidence and purchasing power
•Competition
•Changes in new car sales
•Economic and geopolitical uncertainty
•Foreign currency exchange volatility

While these factors tend to fluctuate, the Company remains confident in the long-term growth prospects for the automotive parts industry.

Stores

The key factors used in selecting sites and market locations in which the Company operates include population, demographics, traffic count, vehicle profile, number and strength of competitors’ stores and the cost of real estate. During the sixteen weeks ended April 19, 2025, 10 stores were opened and 513 were closed, resulting in a total of 4,285 stores as of the end of the first fiscal quarter compared with a total of 4,788 stores as of December 28, 2024. The significant reduction in stores in the first quarter of fiscal 2025 relates to actions taken under the Company’s restructuring and related activities. See Note 3. Restructuring, of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1.

Results of Operations

	Sixteen Weeks Ended				Change(1)	Basis Points
($ in millions)	April 19, 2025		April 20, 2024
Net sales	$2,583	100.0%	$2,772	100.0%	$(189)	—
Cost of sales	1,474	57.1	1,568	56.6	94	50
Gross profit	1,109	42.9	1,204	43.4	(95)	(50)
Selling, general and administrative expenses, exclusive of restructuring and related expenses	1,122	43.4	1,151	41.5	29	(192)
Restructuring and related expenses	118	4.6	—	—	(118)	(457)
Selling, general and administrative expenses	1,240	48.0	1,151	41.5	(89)	(648)
Operating (loss) income	(131)	(5.1)	53	1.9	(184)	(698)
Interest expense	(27)	(1.0)	(25)	(0.9)	(2)	(14)
Other income, net	27	1.1	1	—	26	101
Income tax (benefit) expense	(155)	(6.0)	12	0.4	167	643
Net income	$24	0.9%	$17	0.6%	$7	32
(1) Represents favorable (unfavorable) year over year change
Note: Sums may not equal totals due to rounding.

Net Sales

For the first quarter of fiscal 2025, net sales decreased 6.8% and comparable store sales declined 0.6% compared with the first quarter of fiscal 2024. The decline was driven by lower sales as a result of store closures executed under the 2024 Restructuring Plan during the first quarter of fiscal 2025.

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

Gross Profit

Gross profit for the first quarter of fiscal 2025 was $1,109 million, or 42.9% of net sales, compared with $1,204 million, or 43.4% of net sales, for the first quarter of fiscal 2024. The decrease in gross profit margin was due to lower margin liquidation sales associated with the 2024 Restructuring Plan. Total gross profit also decreased as a result of lower net sales driven by store closures executed under the 2024 Restructuring Plan.

Selling, General and Administrative Expenses, Exclusive of Restructuring and Related Expenses

Selling, general and administrative (SG&A) expenses, exclusive of restructuring and related expenses for the first quarter of fiscal 2025 were $1,122 million, or 43.4% of net sales, compared with $1,151 million, or 41.5% of net sales, for the first quarter of fiscal 2024. Overall SG&A expenses decreased year over year as a result of store closures executed under the 2024 Restructuring Plan. SG&A expenses as a percentage of net sales in the first quarter of fiscal 2024 benefited from a net gain on asset sales, see Note 7. Leases, of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item1.

Restructuring and Related Expenses

Restructuring and related expenses for the first quarter of 2025 were $118 million, or 4.6% of net sales. The increase in expenses as compared to the same period in fiscal 2024, relates to the Company’s 2024 Restructuring Plan which was announced during the fourth quarter of fiscal 2024. The Company estimates that it will incur additional expenses of approximately $75 million to $100 million. These expenses primarily relate to lease terminations, professional services, and other exit costs to be incurred by the end of fiscal year 2025. See Note 3. Restructuring, of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1.

Other Income, Net

Other income, net increased as compared to the same period in fiscal 2024 due to higher interest income earned resulting from higher cash and cash equivalent balances held, driven by the proceeds received from the sale of the Worldpac business in the fourth quarter of fiscal 2024. Other income, net in the first quarter of fiscal 2025 also includes income recognized from the transition services (“TSA Services”) agreement with Worldpac that commenced in the fourth quarter of fiscal 2024.

Income Tax (Benefit) Expense

The Company’s provision for income taxes for the first quarter of 2025 was a benefit of $155 million compared with a expense of $12 million for the same period in 2024. The decrease in tax expense for the first quarter of 2025 was a result of lower income before taxes and a net discrete tax benefit of $126 million related to certain tax benefits associated with capital loss deductions.

The Company’s effective tax rate was a benefit of (118.3)% and an expense of 41.4% for the sixteen weeks ended April 19, 2025 and April 20, 2024, respectively. The reduction in the effective tax rate compared to the same period in fiscal 2024 was due to a net discrete tax benefit of $126 million related to certain tax benefits associated with capital loss deductions.

Non-GAAP Financial Measures

The Company uses certain non-GAAP financial measures described below to supplement the Company’s unaudited condensed consolidated financial statements prepared and presented in accordance with GAAP and to understand and evaluate the Company’s core operating performance. These non-GAAP financial measures, which may be different than similarly titled measures used by other companies, are presented as the Company believes that such non-GAAP financial measures provide useful information about the Company’s financial performance, enhance the overall understanding of the Company’s past performance and future prospects, and allow for greater transparency with respect to important metrics used by the Company’s management for financial and operational decision-making. The Company is presenting these non-GAAP metrics to provide investors insight to the information used by the Company’s management to evaluate its business and financial performance. The Company believes that these measures provide investors increased comparability of the Company’s core financial performance over multiple periods with other companies in the Company’s industry. The Company may make reference to certain financial measures not derived in accordance with GAAP within Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report. Non-GAAP financial measures, including Adjusted Net (loss) income, Adjusted diluted (loss) Earnings Per Share (“Adjusted Diluted EPS”), Adjusted Gross Profit, Adjusted Gross Profit Margin, Adjusted Sales, General and Administrative expense (“Adjusted SG&A”), Adjusted SG&A Margin, Adjusted Operating (loss) Income and Adjusted Operating (loss) Income Margin, should not be used as a substitute for GAAP financial measures, or considered in isolation, for the purpose of analyzing the Company’s operating performance, financial position or cash flows.
The Company has presented these non-GAAP financial measures as the company believes that the presentation of the financial results that exclude (1) transformation expenses under the Company’s turnaround plan, inclusive of the Worldpac divestiture and (2) other significant expenses, are useful and indicative of the Company's base operations because the expenses vary from period to period in terms of size, nature and significance. The income tax impact of these non-GAAP adjustments is also adjusted for using the estimated tax rate in effect for the respective non-GAAP adjustments. These measures assist in comparing the Company’s current operating results with past periods and with the operational performance of other companies in the industry. The disclosure of these measures allows investors to evaluate the Company’s performance using the same measures management uses in developing internal budgets and forecasts and in evaluating management’s compensation. Included below is a description of the expenses the Company has determined are not normal, recurring cash operating expenses necessary to operate the Company’s business and the rationale for why providing these measures is useful to investors as a supplement to the GAAP measures.

Transformation Expenses

Expenses incurred in connection with the Company's turnaround plan and specific transformative activities related to asset optimization that the Company does not view to be normal cash operating expenses. These expenses primarily include:

•Restructuring and other related expenses: Expenses relating to strategic initiatives, including severance expense, retention bonuses offered to store-level employees to help facilitate the closing of stores, incremental reserves related to the collectibility of receivables resulting from contract terminations with certain independents associated with the 2024 Restructuring Plan and third-party professionals assisting in the development and execution of the strategic initiatives.
•Impairment and write-down of long-lived assets: Expenses relating to the impairment of operating lease ROU assets and property and equipment, incremental depreciation as a result of accelerating long-lived assets over a shorter useful life, depreciation of long-lived assets and ROU asset amortization after store closure, and incremental lease abandonment expenses as a result of accelerating ROU asset amortization for leases the Company expects to exit before the end of the contractual term, net of gains on lease terminations, in connection with the 2024 Restructuring Plan and Other Restructuring Plan.
•Distribution network optimization: Expenses primarily relating to the conversion of the stores and distribution centers to market hubs, including temporary labor, incremental depreciation, as a result of accelerating long-lived assets over a shorter useful life, nonrecurring professional service fees and team member severance.

Other Expenses

Expenses incurred by the Company that are not viewed as normal cash operating expenses and vary from period to period in terms of size, nature, and significance. These expenses primarily include:

•Other professional service fees: Expenses relating to nonrecurring services rendered by third-party vendors engaged to perform a strategic business review, including the Company’s transformation initiatives.
•Worldpac post transaction-related expenses: Expenses primarily relating to non-recurring separation activities provided by third-party professionals subsequent to the sale of Worldpac.
•Executive turnover: Expenses associated with executive level reorganization, including expenses for executive severance, the hiring search for leadership positions and certain compensation benefits.
•Material weakness remediation: Incremental expenses associated with the remediation of the Company’s previously disclosed material weaknesses in internal control over financial reporting.
•Cybersecurity incident: Expenses related to the response and remediation of a cybersecurity incident.
•Other tax adjustments: Certain tax items that are unrelated to the fiscal year in which they are recorded are excluded in order to provide a clearer understanding of the Company’s ongoing Non-GAAP tax rate and after-tax earnings.
The following table includes a reconciliation of this information to the most comparable GAAP measures (in millions):

		Sixteen Weeks Ended
	Classification	April 19, 2025	April 20, 2024
Net income from continuing operations (GAAP)		$24	$17
Selling, general and administrative adjustments:
Transformation expenses:
Restructuring and other related expenses (1)	Restructuring	63	—
Impairment and write-down of long-lived assets (2)	Restructuring	45	—
Distribution network optimization	Restructuring	3	—
Other expenses:
Other professional service fees	Non-restructuring (5)	4	1
Worldpac post transaction-related expenses	Restructuring	3
Executive turnover	Restructuring	4
Material weakness remediation	Non-restructuring	1	2

Other income adjustments:
TSA services		(4)	—
Provision for income taxes on adjustments (3)		(30)	—
Other tax (benefit) expense adjustments (4)		(126)	—
Adjusted net (loss) income (Non-GAAP)		$(13)	$20

Diluted earnings per share from continuing operations (GAAP)		$0.40	$0.29
Adjustments, net of tax		(0.62)	0.04
Adjusted diluted (loss) earnings per share (Non-GAAP) (6)		$(0.22)	$0.33
(1) Restructuring and other related expenses included $30 million of nonrecurring services rendered by third-party vendors assisting with the 2024 Restructuring Plan, $15 million of severance and other labor related costs, $7 million related to incremental reserves on loan guarantees and $11 million of other related expenses associated with closures, including the transfer of assets.
(2) The Company recorded impairment charges for ROU assets and property and equipment of $9 million, net of gains on sale, and incremental accelerated depreciation and amortization for property and equipment and ROU assets of $36 million.
(3) The income tax impact of non-GAAP adjustments is calculated using the estimated tax rate in effect for the respective non-GAAP adjustments.
(4) Income tax (benefit) expenses included a discrete non-recurring tax benefit associated with capital loss deductions effectuated in the first quarter of fiscal 2025. The benefit has been excluded from Non-GAAP results in order to provide a clearer understanding of ongoing Non-GAAP tax rate and after-tax earnings.
(5) Other professional service fees in fiscal 2024 were classified as restructuring and related expenses based on the underlying activity to which they related.
(6) Refer to the reconciliation of diluted weighted-average common shares outstanding (GAAP) to adjusted diluted weighted-average common shares outstanding (Non-GAAP) which is the denominator utilized to calculate adjusted diluted (loss) earnings per share (Non-GAAP). Adjusted diluted weighted-average common shares outstanding (Non-GAAP) excludes the dilutive impact of share-based awards as such shares are considered anti-dilutive in consideration of the Company’s Non-GAAP loss for the period.

Reconciliation of Adjusted Diluted Weighted-Average Common Shares Outstanding
	Sixteen Weeks Ended
(shares in millions)	April 19, 2025	April 20, 2024
Diluted Weighted-Average Common Shares Outstanding (GAAP)	60.2	59.8
Anti-dilutive impact of share-based awards	0.4	—
Adjusted Diluted Weighted-Average Common Shares Outstanding (Non-GAAP)	59.8	59.8

Liquidity and Capital Resources

Overview

The Company’s principal sources of liquidity are cash and cash equivalents. The Company’s primary cash requirements necessary to maintain the Company’s current operations include payroll and benefits, inventory purchases, contractual obligations, capital expenditures, payment of income taxes, funding of initiatives and other operational priorities, such as restructuring and asset optimization plans. In addition, cash is required to pay the Company’s dividend and to pay interest and principle on the Company’s long-term debt when due. The following tables present selected financial information related to the Company’s liquidity (in millions):

	April 19, 2025	December 28, 2024	Change
Cash and cash equivalents	$1,672	$1,869	$(197)

In addition to cash and cash equivalents presented above, as of April 19, 2025, the Company also maintained access to $885 million in undrawn capacity through the Company’s revolving credit facility (the “2021 Credit Agreement”) as further described below. The Company also maintains certain supplier finance programs. See Note 9. Supplier Finance Programs, of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1.

The decrease in cash and cash equivalents was primarily due to net cash used in operating activities of $156 million, primarily as a result of a decrease in net working capital, inclusive of cash payments made in the period related to the Company’s 2024 Restructuring Plan, $27 million used for purchases of property and equipment, net of proceeds from sales, and the payment of $15 million in dividends.

The Company believes that its cash and cash equivalents and sources of liquidity will satisfy its working and other capital requirements for at least the next 12 months and thereafter for the foreseeable future.

Analysis of Cash Flows

In the fourth quarter of fiscal 2024, the Company completed the sale of Worldpac. As a result, the Company classified the results of operations and cash flows of Worldpac as discontinued operations in its condensed consolidated statements of operations and condensed consolidated statements of cash flows for prior periods presented. The Company’s cash flows from operating, investing and financing activities were as follows (in millions):

	Sixteen Weeks Ended
(in millions)	April 19, 2025	April 20, 2024
Net cash used in operating activities of continuing operations	$(156)	$(3)
Net cash provided by operating activities of discontinued operations	—	6
Net cash used in investing activities of continuing operations	(27)	(36)
Net cash used in investing activities of discontinued operations	—	(3)
Net cash used in financing activities	(17)	(25)
Effect of exchange rate changes on cash	3	9
Net decrease in cash and cash equivalents	$(197)	$(52)

Operating Activities

For the sixteen weeks ended April 19, 2025, cash used in operating activities decreased by $153 million compared with the same period of prior year. The decrease as compared to the comparative period was primarily driven by a decrease in net working capital, inclusive of cash payments made in the period related to the Company’s 2024 Restructuring Plan.

Investing Activities

For the sixteen weeks ended April 19, 2025, cash flows used in investing activities decreased by $9 million to $27 million as compared with the first quarter of fiscal 2024. The decrease in cash used in investing activities was attributable to lower spend on property and equipment and higher proceeds from the sale of property and equipment.

Financing Activities

For the sixteen weeks ended April 19, 2025, cash flows used in financing activities was $17 million, a decrease of $8 million as compared with the first quarter of fiscal 2024. The decrease in cash used in financing activities was due to the noncontrolling interest purchase payments in the first quarter of fiscal 2024 with no such payments made in the first quarter of fiscal 2025.

The Company’s Board of Directors has declared a cash dividend every quarter since 2006. Any payments of dividends in the future will be at the discretion of the Company’s Board of Directors and will depend upon the Company’s results of operations, cash flows, capital requirements and other factors deemed relevant by the Board of Directors. In addition, Amendment No. 5 to the 2021 Credit Agreement prevents the Company from increasing the amount of the Company’s cash dividends.

Restructuring Activities

On November 13, 2024, the Company’s Board of Directors approved the 2024 Restructuring Plan, which was designed to improve the Company’s profitability and growth potential and streamline its operations. In fiscal 2023, the Company also announced a strategic and operational plan to streamline the Company’s supply chain by configuring a multi-echelon supply chain by leveraging current asset and operating fewer, more productive distribution centers that focus on replenishment and move more parts closer to the customer. The Company estimates that it will incur additional expenses of approximately $75 million to $100 million including $50 million to $75 million of cash expenses primarily composed of lease terminations and other exit expenses and professional services, by the end of fiscal year 2025. For further information, see Note 3. Restructuring, of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1.

Long-Term Debt

As of April 19, 2025 the Company had outstanding long-term debt totaling $1,790 million, of which $299 million is classified as short-term related to the 5.90% Senior Unsecured Notes due March 9, 2026. For further details, see Note 6. Long-term Debt and Fair Value of Financial Instruments, of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1.

Credit Facilities

As of April 19, 2025 and December 28, 2024, the Company had no outstanding borrowings under the 2021 Credit Agreement. As of April 19, 2025 the Company had $885 million of borrowing availability and $115 million letters of credit outstanding under the 2021 Credit Agreement. As of December 28, 2024, the Company had $1 billion of borrowing availability and no letters of credit outstanding under the 2021 Credit Agreement. The Company is required to maintain certain financial covenants related to the 2021 Credit Agreement and as of April 19, 2025, the Company was in compliance with such financial covenants. On February 25, 2025, the Company entered into Amendment No. 6 (“Amendment No. 6”) to the 2021 Credit Agreement.

As of April 19, 2025 and December 28, 2024, the Company also had $90 million and $91 million, respectively, of bilateral letters of credit issued separately from the 2021 Credit Agreement, none of which were drawn upon. These bilateral letters of credit generally have a term of one year or less and primarily serve as collateral for the Company’s self-insurance policies.

For further details, see Note 6. Long-term Debt and Fair Value of Financial Instruments, of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1.

As of April 19, 2025, the Company had a credit rating from S&P of BB+ and from Moody’s Investor Service of Ba1. As of April 19, 2025, the outlooks by Standard & Poor’s and Moody’s on the Company’s credit rating were negative and stable, respectively. The current pricing grid used to determine the Company’s borrowing rate under the Credit Agreement is based on the Company’s credit ratings. A downgrade in the Company’s credit ratings could occur if its business operations deteriorate, its leverage increases or if available liquidity becomes insufficient to maintain operations. If the Company’s credit ratings decline, the interest rate on outstanding balances may increase, the 2021 Credit Agreement would become securitized pursuant to its terms and the Company’s access to additional financing on favorable terms may be limited. A decline in credit ratings or perceived creditworthiness, among other factors, may impact participation in supplier finance programs, which in turn could shorten payable terms, result in an increase in working capital requirements or otherwise negatively impact capital resources, potentially materially. See Note 9. Supplier Finance Programs, of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1.

Additional Capital Requirements

Expected working and other capital requirements, including Contractual and Off-Balance Sheet Obligations are described in the Company’s 2024 Annual Report on Form 10-K in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As of April 19, 2025, other than for the changes disclosed in the “Notes to Condensed Consolidated Financial Statements”, and “Liquidity and Capital Resources” in this Quarterly Report, there have been no other material changes to the Company’s expected working and other capital requirements described in the Company’s 2024 Annual Report on Form 10-K.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in the Company’s exposure to market risk since December 28, 2024. See “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in the Company’s 2024 Form 10-K.

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

Management evaluated, with the participation of the Company’s principal executive officer and principal financial officer, the effectiveness of the Company’s disclosure controls and procedures as of April 19, 2025. Based on this evaluation, the principal executive officer and the principal financial officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the first quarter ended April 19, 2025, that has materially affected or is reasonably likely to materially affect its internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

PART II.     OTHER INFORMATION
None.

ITEM 1.     LEGAL PROCEEDINGS
Information regarding certain legal proceedings is provided in this Quarterly Report. See Note 10. Commitments and Contingencies, of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1.

ITEM 1A.RISK FACTORS
The Company’s future business, operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 28, 2024, which could adversely affect the Company’s business, financial condition, results of operations, cash flows and future prospects, which could in turn materially affect the price of the Company’s common stock. Except for the risk factor set forth below, there have been no material changes to the Company’s risk factors since the 2024 Form 10-K.

An unstable global economic and geopolitical landscape increases uncertainty about key areas of doing business internationally and may have a negative impact on our business.

During the first quarter of fiscal 2025, new global trade tariffs were announced on imports to the U.S., including additional tariffs on various countries from which the Company directly or indirectly imports and/or sources merchandise, including Canada, China and Mexico, among others. In response, several countries have imposed, or threatened to impose, reciprocal tariffs on imports from the U.S. and other measures. Various modifications and delays to the U.S. tariffs have been announced and further changes are expected to be made in the future, which may include additional sector-based tariffs or other measures. Additionally, the current administration has directed various federal agencies to further evaluate key aspects of U.S. trade policy and there has been ongoing discussion and commentary regarding potential significant changes to U.S. trade policies, enforcement priorities, sanctions, treaties and tariffs. Significant uncertainty continues to exist about the future economic and political relationship between the U.S. and other countries. The ultimate impact of tariffs on the Company’s business will depend on several factors, including whether additional or incremental U.S. tariffs or other measures are announced, revised, or rescinded, to what extent other countries implement tariffs or other measures in response, and the overall magnitude and duration of these items. These developments, or the perception that any of them could occur, may have a material effect on global economic conditions, the stability of global financial markets, or global trade, and may impact the Company’s product cost, pricing, or competitive conditions, disrupt supply chains, impact the broader macroeconomic environment and consumer sentiment or otherwise negatively impact the Company’s business, financial condition and results of operations.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth the information with respect to repurchases of the Company’s common stock for the quarter ended April 19, 2025:

	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
December 29, 2024 to January 25, 2025	144	$44.14	—	$947
January 26, 2025 to February 22, 2025	74	$46.41	—	$947
February 23, 2025 to March 22, 2025	60,127	$36.65	—	$947
March 23, 2025 to April 19, 2025	228	$37.50	—	$947
Total	60,573	$36.69	—
(1) The aggregate cost of repurchasing shares in connection with the net settlement of shares issued as a result of the vesting of restricted stock units was $2 million, or an average price of $36.69 per share, during the first quarter of 2025.

Dividend Restrictions

In accordance with Amendment No. 5 to the 2021 Credit Agreement, the Company is restricted from increasing the amount of the Company’s cash dividends. See “Liquidity and Capital Resources” within Part II, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 5.     OTHER INFORMATION
During the first quarter of 2025, no Rule 10b5-1 or non-Rule 10b5-1 trading arrangements were adopted or terminated by the Company’s officers or directors as each term is defined in Item 408 of Regulation S-K.

	EXHIBIT INDEX	Incorporated by Reference			Filed
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith
3.1	Composite Restated Certificate of Incorporation of Advance Auto Parts, Inc., effective August 9, 2024	10-Q	3.2	8/22/2024
3.2	Amended and Restated Bylaws of Advance Auto Parts, Inc., effective August 8, 2023.	10-Q	3.1	8/18/2020
10.1	Amendment No. 6 to the Credit Agreement dated as of February 25, 2025	8-K	10.1	2/25/2025
10.2	Form of 2025 Advance Auto Parts, Inc. Time-Based Restricted Stock Unit Award Agreement.				X
10.3	Form of 2025 Advance Auto Parts, Inc. Performance-Based Restricted Stock Unit Award Agreement.				X
22.1	List of the Issuer and its Guarantor Subsidiaries.	10-Q	22.1	4/20/2024
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X
104.1	Cover Page Interactive Data file (Embedded within the Inline XBRL Documents and Included in Exhibit).				X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCE AUTO PARTS, INC.

Date: May 22, 2025	/s/ Ryan P. Grimsland
Ryan P. Grimsland Executive Vice President, Chief Financial Officer