Form 10-Q
period 2025-07-12
ADVANCE AUTO PARTS INC
filed 2025-08-14
CIK 1158449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q
________________________________________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 12, 2025
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 11, 2025, the number of shares of the registrant’s common stock outstanding was 59,984,947 shares.

FORWARD-LOOKING STATEMENTS

Certain statements herein are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are usually identifiable by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast, “guidance,” “intend,” “likely,” “may,” “plan,” “position,” “possible,” “potential,” “probable,” “project,” “should,” “strategy,” “target,” “will,” or similar language. All statements other than statements of historical fact are forward-looking statements, including, but not limited to, statements about the Company’s strategic initiatives, restructuring and asset optimization plans, financial objectives, including with respect to the Company's reorganized debt capital structure, operational plans and objectives, statements about the benefits of the Company's Worldpac sale and use of proceeds therefrom, statements regarding expectations for economic conditions, future business and financial performance, including with respect to tariffs, as well as statements regarding underlying assumptions related thereto. Forward-looking statements reflect the Company’s views based on historical results, current information and assumptions related to future developments. Except as may be required by law, the Company undertakes no obligation to update any forward-looking statements made herein. Forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those projected or implied by the forward-looking statements. They include, among others, the Company’s ability to hire, train and retain qualified employees, the timing and implementation of strategic initiatives, risks associated with the Company’s restructuring and asset optimization plans, risks relating to incurrence of indebtedness and increased leverage, risks relating to the Company's credit ratings or perceived creditworthiness, deterioration of general macroeconomic conditions, geopolitical factors including increased tariffs and trade restrictions, the highly competitive nature of the industry, demand for the Company’s products and services, risks relating to the impairment of assets, including intangible assets such as goodwill, access to financing on favorable terms, complexities in the Company’s inventory and supply chain and challenges with transforming and growing its business. Please refer to “Item 1A. Risk Factors” of the Company’s most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”), as updated by the Company’s subsequent filings with the SEC, for a description of these and other risks and uncertainties that could cause actual results to differ materially from those projected or implied by the forward-looking statements.

PART I. FINANCIAL INFORMATION
ITEM 1.CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions, except par value amounts) (Unaudited)

Assets	July 12, 2025	December 28, 2024
Current assets:
Cash and cash equivalents	$1,657	$1,869
Receivables, net	492	544
Inventories, net	3,692	3,612
Other current assets	172	118
Total current assets	6,013	6,143
Property and equipment, net	1,263	1,334
Operating lease right-of-use assets	2,173	2,243
Goodwill	600	598
Other intangible assets, net	404	406
Other assets	86	74
Total assets	$10,539	$10,798
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	3,322	3,408
Accrued expenses	703	784
Current portion of long-term debt	300	—
Other current liabilities	406	473
Total current liabilities	4,731	4,665
Long-term debt	1,492	1,789
Operating lease liabilities	1,854	1,897
Deferred income taxes	172	193
Other long-term liabilities	87	84
Total liabilities	8,336	8,628

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, nonvoting, $0.0001 par value, 10 million shares authorized; no shares issued or outstanding	—	—
Common stock, voting, and additional paid-in capital, $0.0001 par value, 200 million shares authorized; 78 million shares issued and 60 million outstanding at July 12, 2025 and 78 million shares issued and 60 million outstanding at December 28, 2024	1,016	994
Treasury stock, at cost	(2,943)	(2,940)
Accumulated other comprehensive loss	(41)	(47)
Retained earnings	4,171	4,163
Total stockholders’ equity	2,203	2,170
Total liabilities and stockholders’ equity	$10,539	$10,798

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(in millions, except per share data) (Unaudited)

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	July 12, 2025	July 13, 2024	July 12, 2025	July 13, 2024
Net sales	$2,010	$2,178	$4,593	$4,950
Cost of sales	1,136	1,228	2,609	2,797
Gross profit	874	950	1,984	2,153
Selling, general and administrative expenses, exclusive of restructuring and related expenses	823	889	1,945	2,039
Restructuring and related expenses	29	7	148	8
Selling, general and administrative expenses	852	896	2,093	2,047
Operating (loss) income	22	54	(109)	106
Other, net:
Interest expense	(19)	(19)	(46)	(43)
Other income, net	18	9	45	10
Total other, net	(1)	(10)	(1)	(33)
(Loss) income before income taxes	21	44	(110)	73
Income tax (benefit) expense	6	13	(149)	25
Net income from continuing operations	15	31	39	48
Net income from discontinued operations	—	14	—	37
Net income	$15	$45	$39	$85

Basic earnings per common share from continuing operations	$0.25	$0.51	$0.65	$0.81
Basic earnings per common share from discontinued operations	—	0.24	—	0.62
Basic earnings per common share	$0.25	$0.75	$0.65	$1.43
Basic weighted-average common shares outstanding	59.9	59.6	59.9	59.6

Diluted earnings per common share from continuing operations	$0.25	$0.51	$0.65	$0.80
Diluted earnings per common share from discontinued operations	—	0.24	—	0.62
Diluted earnings per common share	$0.25	$0.75	$0.65	$1.42
Diluted weighted-average common shares outstanding	60.5	59.9	60.3	59.9

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Condensed Consolidated Statements of Comprehensive Income
(in millions) (Unaudited)
	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	July 12, 2025	July 13, 2024	July 12, 2025	July 13, 2024
Net income	$15	$45	$39	$85
Other comprehensive income (loss):
Currency translation adjustments	(1)	2	6	8
Total other comprehensive income (loss)	(1)	2	6	8
Comprehensive income	$14	$47	$45	$93

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries Condensed Consolidated Statements of Changes in Stockholders’ Equity (in millions, except per share data) (Unaudited)

	Twelve Weeks Ended July 12, 2025
	Common Stock and Additional Paid-In-Capital		Treasury Stock, at Cost	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at April 19, 2025	60	$1,007	$(2,942)	$(40)	$4,172	$2,197
Net income	—	—	—	—	15	15
Total other comprehensive loss	—	—	—	(1)	—	(1)
Share-based compensation	—	9	—	—	—	9
Repurchases of common stock	—	—	(1)	—	—	(1)
Dividends declared ($0.25 per common share)	—	—	—	—	(16)	(16)
Balance at July 12, 2025	60	$1,016	$(2,943)	$(41)	$4,171	$2,203

	Twelve Weeks Ended July 13, 2024
	Common Stock and Additional Paid-In-Capital		Treasury Stock, at Cost	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at April 20, 2024	60	$964	$(2,937)	$(46)	$4,584	$2,565
Net income	—	—	—	—	45	45
Total other comprehensive income	—	—	—	2	—	2
Share-based compensation	—	11	—	—	—	11
Common stock issued under employee benefit plans	—	1	—	—	—	1
Repurchases of common stock	—	—	(1)	—	—	(1)
Dividends declared ($0.25 per common share)	—	—	—	—	(16)	(16)
Balance at July 13, 2024	60	$976	$(2,938)	$(44)	$4,613	$2,607

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries Condensed Consolidated Statements of Changes in Stockholders’ Equity (in millions, except per share data) (Unaudited)

	Twenty-Eight Weeks Ended July 12, 2025
	Common Stock and Additional Paid-In Capital		Treasury Stock, at Cost	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 28, 2024	60	$994	$(2,940)	$(47)	$4,163	$2,170
Net income	—	—	—	—	39	39
Total other comprehensive income	—	—	—	6	—	6
Share-based compensation	—	20	—	—	—	20
Common stock issued under employee benefit plans	—	2	—	—	—	2
Repurchases of common stock	—	—	(3)	—	—	(3)
Dividends declared ($0.50 per common share)	—	—	—	—	(31)	(31)
Balance at July 12, 2025	60	$1,016	$(2,943)	$(41)	$4,171	$2,203

	Twenty-Eight Weeks Ended July 13, 2024
	Common Stock and Additional Paid-In Capital		Treasury Stock, at Cost	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 30, 2023	60	$946	$(2,933)	$(52)	$4,559	$2,520
Net income	—	—	—	—	85	85
Total other comprehensive income	—	—	—	8	—	8
Share-based compensation	—	28	—	—	—	28
Common stock issued under employee benefit plans	—	2	—	—	—	2
Repurchases of common stock	—	—	(5)	—	—	(5)
Dividends declared ($0.50 per common share)	—	—	—	—	(31)	(31)
Balance at July 13, 2024	60	$976	$(2,938)	$(44)	$4,613	$2,607

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions) (Unaudited)

	Twenty-Eight Weeks Ended
	July 12, 2025	July 13, 2024
Cash flows from operating activities:
Net income	$39	$85
Net income from discontinued operations	—	37
Net income from continuing operations	39	48
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	146	151
Share-based compensation	20	25
Loss (gain) on sale and impairment of long-lived assets, net	11	(16)
Provision for deferred income taxes	(21)	14
Other, net	3	2
Net change in:
Receivables, net	54	(41)
Inventories, net	(73)	(56)
Operating lease right of use assets	62	(9)
Other assets	(65)	(16)
Accounts payable	(90)	(117)
Accrued expenses	(83)	36
Operating lease liabilities	(109)	26
Other liabilities	—	(8)
Net cash (used in) provided by operating activities of continuing operations	(106)	39
Net cash provided by operating activities of discontinued operations	—	49
Net cash (used in) provided by operating activities	(106)	88
Cash flows from investing activities:
Purchases of property and equipment	(95)	(87)
Proceeds from sales of property and equipment	20	12
Net cash used in investing activities of continuing operations	(75)	(75)
Net cash used in investing activities of discontinued operations	—	(5)
Net cash used in investing activities	(75)	(80)
Cash flows from financing activities:
Dividends paid	(30)	(30)
Purchase of noncontrolling interest	—	(9)
Proceeds from the issuance of common stock	2	2
Repurchases of common stock	(3)	(5)
Other, net	(1)	(1)
Net cash used in financing activities	(32)	(43)

Effect of exchange rate changes on cash	1	11

Net decrease in cash and cash equivalents	(212)	(24)
Cash and cash equivalents, beginning of period	1,869	503
Cash and cash equivalents, end of period	$1,657	$479

	Twenty-Eight Weeks Ended
	July 12, 2025	July 13, 2024

Non-cash transactions of continuing operations:
Accrued purchases of property and equipment	$15	$5

Summary of cash and cash equivalents:
Cash and cash equivalents of continuing operations, end of period	1,657	419
Cash and cash equivalents of discontinued operations, end of period	—	60
Cash and cash equivalents, end of period	$1,657	$479

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

As of July 12, 2025, the Company operated a total of 4,292 stores primarily within the United States, with additional locations in Canada, Puerto Rico and the U.S. Virgin Islands. In addition, as of July 12, 2025, the Company served 842 independently owned Carquest branded stores across the same geographic locations served by the Company’s stores, in addition to Mexico and various Caribbean islands. The Company’s stores operate primarily under the trade names “Advance Auto Parts” and “Carquest”.

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

These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for fiscal year 2024 (“2024 Form 10-K”) as filed with the SEC on February 26, 2025. The results of operations for the interim periods are not necessarily indicative of the operating results to be expected for the full year. Consistent with prior years, the Company’s first quarter of the year contained sixteen weeks. The Company’s remaining quarters each consist of twelve weeks, with the exception of the fourth quarter of fiscal 2025 which consists of thirteen weeks.

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

Disaggregation of Income Statement Expenses

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation (“ASU 2024-03”), which requires public entities to disclose more detailed information about certain costs and expenses presented in the income statement, including (among other items) the amount of inventory purchases, employee compensation, selling expenses and depreciation and amortization of intangible assets. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03 on the consolidated financial statements and related disclosures.

Measurement of Credit Losses for Accounts Receivable and Contract Assets

In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”), which provides a practical expedient permitting an entity to assume that conditions at the balance sheet date remain unchanged over the life of the asset when estimating expected credit losses for current accounts receivable and current contract assets. ASU 2025-05 is effective for annual reporting periods beginning after December 15, 2025, and for interim periods within those annual reporting periods, with early adoption permitted. The amendments in ASU 2025-05 should be applied prospectively. The Company is currently evaluating the impact of adopting ASU 2025-05 and believes that the adoption will not have a material impact on the consolidated financial statements and related disclosures.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Amounts presented in millions, except per share data, unless otherwise stated)
(Unaudited)
2.    Revenues

The following table summarizes disaggregated revenue from contracts with customers by product group from continuing operations:

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	July 12, 2025	July 13, 2024	July 12, 2025	July 13, 2024
Percentage of Net Sales:
Parts and Batteries	63%	63%	63%	63%
Accessories and Chemicals	22	22	22	22
Engine Maintenance	14	14	14	14
Other	1	1	1	1
Total	100%	100%	100%	100%

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

Other Restructuring Initiatives

In November 2023, the Company announced a strategic and operational plan with anticipated savings of $150 million of which $50 million would be reinvested into frontline team members. In addition to a reduction in workforce, this plan streamlines the Company’s supply chain by configuring a multi-echelon supply chain by leveraging current assets and operating fewer, more productive distribution centers that focus on replenishment and move more parts closer to the customer. In achieving this plan, the Company is in process of converting certain distribution centers and stores into market hubs. In addition to providing replenishment to near-by stores, market hubs support retail operations. In addition to the distribution network optimization costs, other restructuring expenses included certain other items as further detailed in the table below.

The Company has recorded all restructuring and related expenses as a component of selling, general and administrative expenses in the condensed consolidated statement of operations, with the exception of inventory related expenses that are recorded as a component of cost of sales on the condensed consolidated statement of operations.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Amounts presented in millions, except per share data, unless otherwise stated)
(Unaudited)

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
2024 Restructuring Plan Expenses:	July 12, 2025	July 13, 2024	July 12, 2025	July 13, 2024
Selling, general and administrative expenses:
Impairment and write-down of long-lived assets	$10	$—	$52	$—
Severance and other personnel expenses	—	—	15	—
Other location closure related expenses (1)	7	—	56	—
2024 Restructuring Plan Expenses	$17	$—	$123	$—

Other Restructuring Plan Expenses:
Cost of sales:
Distribution network optimization	$6	$—	$6	$—
Selling, general and administrative expenses:
Distribution network optimization	6	5	9	5
Impairment and write-down of long-lived assets	3	—	6	—
Worldpac post transaction-related expenses	3	—	6	—
Other restructuring expenses (2)	—	2	4	3
Other Restructuring Plan Expenses	$18	$7	$31	$8
(1) Other location closure related activity for the twelve weeks ended July 12, 2025 includes $5 million of nonrecurring services rendered by third-party vendors assisting with the 2024 Restructuring Plan and $2 million of other related expenses associated with location closures, including the transfer of assets. Other location closure related activity for the twenty-eight weeks ended July 12, 2025 includes $35 million of nonrecurring services rendered by third-party vendors assisting with the 2024 Restructuring Plan, $7 million for reserves on independent loans and $14 million of other related expenses associated with location closures, including the transfer of assets.
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

	Professional service fees	Severance and other personnel expenses
Balance at December 28, 2024	$23	$14
Restructuring expenses during the period	42	26
Cash payments	(65)	(38)
Balance at July 12, 2025	$—	$2

As of July 12, 2025, the cumulative amount incurred to date for active restructuring plans totaled $893 million, consisting of write-down of inventory to net realizable value in the fourth quarter of fiscal 2024, lease termination impacts, other exit-related expenses related to ceased use buildings and certain employee termination benefits. The Company estimates that it will incur additional expenses of approximately $35 million to $50 million under the active restructuring plans. These expenses primarily relate to lease terminations, professional services, and other exit costs, substantially all of which the Company expects to be incurred by the end of fiscal year 2025.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Amounts presented in millions, except per share data, unless otherwise stated)
(Unaudited)
4.    Inventories, net

The Company used the last in, first out (“LIFO”) method of accounting for approximately 92% of inventories as of July 12, 2025 and December 28, 2024. An actual valuation of inventory under the LIFO method is performed at the end of each fiscal year based on inventory levels and carrying costs at that time. Accordingly, interim LIFO calculations are based on the Company’s estimates of expected inventory levels and costs at the end of the year. The Company’s LIFO debit/(credit) reserve balance was $(14) million and $(11) million as of July 12, 2025 and December 28, 2024, respectively, to state inventories at LIFO. Increases to the Company’s LIFO credit reserve balance are recorded as a noncash charge to cost of sales and decreases are recorded as a non-cash benefit to cost of sales. The non-cash (benefit) expense recorded to cost of sales related to the change in the LIFO credit reserve for the periods presented was as follows:

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	July 12, 2025	July 13, 2024	July 12, 2025	July 13, 2024
LIFO credit reserve (benefit) expense	$18	$(27)	$3	$(34)

The effect of LIFO liquidations for the twenty-eight weeks ended July 12, 2025 was a decrease to cost of sales of $4 million and an increase to net earnings of $3 million, or ($0.05) per diluted share. There was no impact from LIFO liquidations for the twelve weeks ended ended July 12, 2025 and for the twelve and twenty-eight weeks ended July 13, 2024.

Purchasing and warehousing costs included in inventories as of July 12, 2025 and December 28, 2024 were $391 million and $368 million, respectively.

5.    Receivables, net

Receivables, net, consisted of the following:

	July 12, 2025	December 28, 2024
Trade	$430	$417
Vendor	115	157
Other	11	28
Total receivables	556	602
Less: allowance for credit losses	(64)	(58)
Receivables, net	$492	$544

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Amounts presented in millions, except per share data, unless otherwise stated)
(Unaudited)
6.    Long-term Debt and Fair Value of Financial Instruments

Long-term debt, net of unamortized discount and debt issuance costs, consisted of the following:

	July 12, 2025	December 28, 2024
5.90% Senior Unsecured Notes due March 9, 2026	$300	$299
1.75% Senior Unsecured Notes due October 1, 2027	349	348
5.95% Senior Unsecured Notes due March 9, 2028	299	298
3.90% Senior Unsecured Notes due April 15, 2030	497	497
3.50% Senior Unsecured Notes due March 15, 2032	347	347
Total long-term debt and current maturities of long-term debt	1,792	1,789
Less: Current portion of long-term debt	(300)	—
Long-term debt, excluding the current portion	$1,492	$1,789

Fair Value of Financial Assets and Liabilities

As of July 12, 2025 and December 28, 2024, the fair value of the Company’s long-term debt, which includes the current portion of long-term debt, was approximately $1.7 billion and $1.6 billion, respectively. The fair value of the Company’s long-term debt was determined using Level 2 inputs based on quoted market prices. The carrying amounts of the Company’s cash and cash equivalents, receivables, net, accounts payable and accrued expenses approximate their fair values due to the relatively short-term nature of these instruments.

Long-term debt

On August 4, 2025, the Company issued (i) $975 million in aggregate principal amount of 7.000% Senior Notes due 2030 (the “2030 Notes”) and (ii) $975 million in aggregate principal amount of 7.375% Senior Notes due 2033 (collectively, the “Senior Unsecured Notes”) in a private transaction exempt from the registration requirements of the Securities Act of 1933, as amended (the “Act”). Interest on the Senior Unsecured Notes is payable in cash on February 1 and August 1 of each year, commencing on February 1, 2026. The 2030 Notes will mature on August 1, 2030, and the 2033 Notes will mature on August 1, 2033. Net proceeds from the issuance of the Senior Unsecured Noted were approximately $1,920 million, net of direct transaction and closing costs. The Senior Unsecured Notes are guaranteed by each of the Company’s wholly-owned domestic subsidiaries that also guarantee the Company’s new asset-based loan revolving credit facility (the “ABL Facility”) as further discussed below.

In accordance with the terms of the Indenture governing the Senior Unsecured Notes, the Company may, at its option and on any one or more occasions, redeem some or all of the Senior Unsecured Notes at the redemption prices described in the Indenture. In addition, in the event of a Change of Control Triggering Event (as defined in the Indenture), the Company will be required to offer to repurchase the Senior Unsecured Notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but excluding, the repurchase date. The Indenture also contains customary provisions for events of default and certain covenants limiting the ability of the Company and its subsidiaries to incur debt secured by liens and to enter into certain sale and lease-back transactions.

Following the closing of the issuance of the Senior Unsecured Notes, the Company utilized a portion of the net proceeds to redeem in full its outstanding $300 million in aggregate principal amount of 2026 Notes and the Company expects to record an immaterial loss on redemption in the third quarter of fiscal 2025 associated with this extinguishment. The remaining proceeds from the issuance are available for general corporate purposes, and, upon closing of the ABL Facility, as further discussed under “Credit Facilities” below, approximately $2.3 billion of cash and cash equivalents, was designated as qualified cash, subject to customary “springing” control agreements, to the initial borrowing base for the ABL Facility.

The Company expects to incur additional interest expense, net of interest income earned on cash and cash equivalents held, of approximately $25 to $30 million during the second half of fiscal 2025, as a result of the new debt issuance.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Amounts presented in millions, except per share data, unless otherwise stated)
(Unaudited)

Credit Facilities

As of July 12, 2025 and December 28, 2024, the Company had no outstanding borrowings under its $1 billion revolving credit facility (the “2021 Credit Agreement”). As of July 12, 2025 the Company had $817 million of borrowing availability and $183 million letters of credit outstanding under the 2021 Credit Agreement. As of December 28, 2024, the Company had $1 billion of borrowing availability and no letters of credit outstanding under the 2021 Credit Agreement. The Company is required to maintain certain financial covenants related to the 2021 Credit Agreement. On February 25, 2025, the Company entered into Amendment No. 6 (“Amendment No. 6”) to the 2021 Credit Agreement to, among other things, (i) expand the scope of domestic subsidiaries that would be required to grant security interests and guarantee the Company’s obligations under the 2021 Credit Agreement upon the occurrence of a Springing Lien Trigger Event (as defined therein) to include all of the Company’s subsidiaries other than the Company’s Insignificant Subsidiaries (as defined in Amendment No. 6), (ii) revise the definition of Consolidated Coverage Ratio to exclude up to $175 million of accelerated rent charges related to lease buyouts and to permit the minimum Consolidated Coverage Ratio to remain at 1.50 to 1.00 for one additional quarter before increasing to 1.75 to 1.00 on and after the fiscal quarter ending on January 3, 2026, (iii) revise the definition of Consolidated EBITDA to increase the threshold for Identified Restructuring Charges (as defined therein) from $575 million to $625 million, and (iv) expand the scope of the guaranteed obligations to include bank product obligations and cash management obligations. As of July 12, 2025, the Company was in compliance with its financial covenants under the 2021 Credit Agreement.

On July 24, 2025, the Company entered into Amendment No. 7 (“Amendment No. 7”) to the 2021 Credit Agreement, which among other things, permitted the issuance of the Senior Unsecured Notes discussed above.

On August 12, 2025, the 2021 Credit Agreement was terminated and replaced by the ABL Facility. The Company expects to record an immaterial loss on extinguishment of the 2021 Credit Agreement during the third quarter of fiscal 2025. The ABL Facility provides for a five-year senior secured first lien asset-based revolving credit facility of up to $1 billion with an uncommitted accordion feature, subject to a borrowing base thereunder. Outstanding amounts under the ABL Facility will accrue interest at a floating rate, which, at the Company’s election, can be either (i) SOFR plus an applicable margin or (ii) an alternative base rate plus an applicable margin. The applicable rate varies based on Average Historical Excess Availability (as defined in the ABL Facility) from (i) with respect to base rate loans, 0.25% to 0.75% and (b) with respect to SOFR loans, 1.25% to 1.75% and resets quarterly on a prospective basis and is, in part, derived based-upon the utilization of the facility. Interest is payable on a quarterly basis. Unused commitments under the ABL Facility will accrue an unused commitment fee of either 0.30% or 0.25% per annum, depending on average utilization.

The ABL Facility has first lien on substantially all of the accounts receivable, inventory, cash and related assets of the Company and its subsidiary guarantors thereunder. Advance Auto Parts, Inc. is the ABL Facility borrower and the guarantors are (i) each of our subsidiaries that guarantee our recently issued Senior Unsecured Notes and (ii) certain of our Canadian subsidiaries. Availability under the ABL Facility is limited to the lesser of (i) the borrowing base, equal to the sum of 90% of eligible credit card receivables, 85% of eligible trade accounts receivable, 85% of the net orderly liquidation value of eligible inventory and 100% of qualified cash (up to certain limits for the purpose of determining borrowing capacity), subject, in each case, to customary reserves established by the collateral agent under the ABL Facility from time to time, including reserves related to outstanding obligations to our suppliers that are payable to the paying agents, as a result of such suppliers electing, at their option, to utilize third-party financing, commonly referred to as supply chain financing, and debt maturity reserves, and (ii) the aggregate revolving credit commitments. The ABL Facility contains customary representations and warranties, events of default and financial, affirmative and negative covenants for facilities of this type, including but not limited to a springing financial covenant relating to a fixed charge coverage ratio, defined in the ABL Facility as the ratio of Consolidated Adjusted EBITDA minus Consolidated Capital Expenditures minus Taxes to Fixed Charges, each as defined in the ABL Facility, on a four quarter trailing basis, which requires a minimum 1:1 coverage ratio to be maintained, and restrictions on certain indebtedness, liens, investments and acquisitions, asset dispositions, restricted payments, prepayment of certain indebtedness and transactions with affiliates, subject to various thresholds and caps.

In accordance with the ABL Facility, the Company is required to hold cash and cash equivalents in designated accounts with lenders, referred to as Qualified Cash Accounts as defined in ABL Facility. These amounts are unrestricted and the Company is able to direct, and have sole control over, the manner of disposition of funds in such accounts, subject to: 1) maintaining a minimum availability under the ABL facility of at least the greater of (i) 12.5% of the Line Cap and (ii) $125 million; and 2) maintaining excess availability under the ABL Facility of at least $400 million. The Qualified Cash

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Amounts presented in millions, except per share data, unless otherwise stated)
(Unaudited)
Accounts are subject to springing control agreements pursuant to which the cash deposited therein will become restricted in the event of default or a breach of such covenants.

As of July 12, 2025 and December 28, 2024, the Company had $89 million and $91 million, respectively, of bilateral letters of credit issued separately from the 2021 Credit Agreement, none of which were drawn upon. These bilateral letters of credit generally have a term of one year or less and primarily serve as collateral for the Company’s self-insurance policies.

Debt Guarantees

The Company is a guarantor of loans made by banks to various independently-owned Carquest-branded stores that are customers of the Company totaling $80 million and $98 million as of July 12, 2025 and December 28, 2024, respectively. These loans are collateralized by security agreements on merchandise inventory and other assets of the borrowers. The approximate value of the inventory collateralized by these agreements was $160 million and $181 million as of July 12, 2025 and December 28, 2024, respectively. The Company continuously assesses the likelihood of performance under these guarantees and believes that performance is remote as of July 12, 2025.

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

Total lease cost is included in cost of sales and total selling, general and administrative expenses in the accompanying condensed consolidated statements of operations and is recorded net of immaterial sublease income. Total lease costs are comprised of the following:

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	July 12, 2025	July 13, 2024	July 12, 2025	July 13, 2024
Operating lease cost	$115	$118	$283	$275
Variable lease cost	38	37	89	85
Total lease cost	$153	$155	$372	$360

During the twelve and twenty-eight weeks ended July 12, 2025, the Company recorded $11 million and $40 million, respectively, primarily related to accelerated amortization on leases the Company expects to exit before the end of the contractual term, and non-cash asset impairment, net of gains on lease modifications and terminations. These amounts are recorded in restructuring and related expenses within the accompanying condensed consolidated statements of operations. See Note 3. Restructuring, of the notes to the condensed consolidated financial statements included herein.

Other information relating to the Company’s lease liabilities was as follows:

	Twenty-Eight Weeks Ended
	July 12, 2025	July 13, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$337	$267
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$174	$249

During the first quarter of 2024, the Company entered into a sale-leaseback transaction where the Company sold a building and land and entered into a three-year lease of the property upon the sale. This transaction resulted in a gain of $22 million and is included in selling, general and administrative expenses on the condensed consolidated statement of operations for the twenty-eight weeks ended July 13, 2024.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Amounts presented in millions, except per share data, unless otherwise stated)
(Unaudited)
8.    Earnings per Share

The computations of basic and diluted earnings per share were as follows:

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	July 12, 2025	July 13, 2024	July 12, 2025	July 13, 2024
Numerator
Income from continuing operations	$15	$31	$39	$48
Income from discontinued operations	—	14	—	37
Net income applicable to common shares	$15	$45	$39	$85

Denominator
Basic weighted-average common shares	59.9	59.6	59.9	59.6
Dilutive impact of share-based awards	0.6	0.3	0.4	0.3
Diluted weighted-average common shares(1)	60.5	59.9	60.3	59.9

Basic earnings per common share from continuing operations	$0.25	$0.51	$0.65	$0.81
Basic earnings per common share from discontinued operations	—	0.24	—	0.62
Basic earnings per common share	$0.25	$0.75	$0.65	$1.43

Diluted earnings per common share from continuing operations	$0.25	$0.51	$0.65	$0.80
Diluted earnings per common share from discontinued operations	—	0.24	—	0.62
Diluted earnings per common share	$0.25	$0.75	$0.65	$1.42
(1) For the twelve weeks ended July 12, 2025 and July 13, 2024, 0.9 million and 0.5 million, respectively, of restricted stock units (“RSUs”) were excluded from the diluted weighted-average common share count calculation as their inclusion would have been anti-dilutive. For the twenty-eight weeks ended July 12, 2025 and July 13, 2024, 0.9 million and 0.4 million, respectively, of restricted stock units (“RSUs”) were excluded from the diluted calculation as their inclusion would have been anti-dilutive.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Amounts presented in millions, except per share data, unless otherwise stated)
(Unaudited)
9. Supplier Finance Programs

Certain of the Company’s suppliers enter into agreements with third-party financial institutions to obtain enhanced receivables options. These arrangements are commonly referred to and known in the industry as supply chain financing programs. Through these agreements, the Company’s suppliers, at their sole discretion, may elect to sell their receivables due from the Company to the third-party financial institution at terms negotiated between the supplier and the third-party financial institution. The Company does not provide any guarantees to any third-party in connection with these financing arrangements. The Company’s obligations to suppliers, including amounts due and scheduled payment terms, are not impacted, and no assets are pledged under the agreements. All outstanding amounts due to third-party financial institutions related to suppliers participating in such financing arrangements are recorded within accounts payable and represent obligations outstanding under these supplier finance programs for invoices that were confirmed as valid and owed to the third-party financial institutions in the Company’s condensed consolidated balance sheets. As of July 12, 2025, and December 28, 2024, the confirmed obligations outstanding under these supplier finance programs to third-party financial institutions were $2.9 billion and $3.2 billion, respectively. As of July 12, 2025, and December 28, 2024, $0.1 billion and $0.4 billion, respectively, is excluded from the Company’s accounts payable balance on the Company’s condensed consolidated balance sheets, as such amounts represent liabilities of Worldpac transferred with the sale of the business in fiscal 2024. Under the provisions of the sale, the Company will provide certain letters of credit to the buyer to support supply chain financing for the buyer. See Note 12. Discontinued Operations, of the notes to the condensed consolidated financial statements included herein.

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

	Twelve Weeks Ended		Twenty-Eight Weeks Ended
	July 12, 2025	July 13, 2024	July 12, 2025	July 13, 2024
Net sales	$2,010	$2,178	$4,593	$4,950
Less:
Cost of sales	$1,136	$1,228	$2,609	$2,797
Selling, general and administrative expenses (1)	790	837	1,875	1,920
Restructuring and related expenses	29	7	148	8
Depreciation and amortization expense (2)	33	52	70	119
Interest expense	19	19	46	43
Other segment items (3)	(18)	(9)	(45)	(10)
Income tax (benefit) expense	6	13	(149)	25
Net income from continuing operations	$15	$31	$39	$48
(1) Selling, general and administrative expenses, excludes restructuring and related expenses and depreciation and amortization.
(2) Excludes depreciation and amortization related to restructuring which is included in restructuring and related expenses.
(3) Other segment items relates to interest income and income recognized from the transition services (“TSA Services”) agreement with Worldpac that commenced in the fourth quarter of fiscal 2024, included in total other, net, in the accompanying condensed consolidated statements of operations.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Amounts presented in millions, except per share data, unless otherwise stated)
(Unaudited)
12. Discontinued Operations

In fiscal 2024, the Company completed the sale of Worldpac for $1.5 billion, with customary purchase price adjustments for working capital and other items as well as the provision of letters of credit in an aggregate amount of up to $200 million for up to 12 months following the closing of the transaction, which letter of credit exposure will reduce to zero no later than 24 months after the closing, to support supply chain financing for the buyer. The transaction closed on November 1, 2024. Net proceeds from the transaction after paying expenses and excluding the impact of taxes were approximately $1.47 billion. The Company’s sale of Worldpac was progress towards changing the landscape of the business with increased focus on the Advance blended-box model. As a result, the Company classified the results of operations and cash flows of Worldpac as discontinued operations in its condensed consolidated statements of operations and condensed consolidated statements of cash flows for prior periods presented. There has been no activity, to-date, related to discontinued operations in fiscal 2025.

The following table presents the major components of discontinued operations in the Company's condensed consolidated statements of operations:

	Twelve Weeks Ended	Twenty-Eight Weeks Ended
	July 13, 2024	July 13, 2024
Major classes of line items constituting income of discontinued operations before provision for income taxes:
Net Sales	$505	$1,139
Cost of sales, including purchasing and warehousing costs	340	749
Gross Profit	165	390
Selling, general and administrative expenses	147	338
Operating income	18	52
Other, net:
Other income (expense), net	—	(3)
Total other, net	—	(3)
Income from discontinued operations related to major classes before provision for income taxes	18	49
Income tax expense	4	12
Net income from discontinued operations	$14	$37

13. Income Taxes

The Company’s effective tax rate benefit for the twenty-eight weeks ended July 12, 2025 was higher than the estimated annual effective tax rate benefit, primarily due to a net discrete tax benefit of $126 million realized in the first quarter of fiscal 2025 related to certain tax benefits associated with capital loss deductions.

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (“OBBBA”). The OBBBA makes key elements of the Tax Cuts and Jobs Act permanent, including 100% bonus depreciation and the business interest expense limitation, among others. The Company has determined the OBBBA has an immaterial impact to Company’s provision for income taxes and deferred tax balances. ASC 740, “Income Taxes”, requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted, which occurred during Company’s second quarter of fiscal 2025 ended July 12, 2025. Therefore, the Company has reflected the effect of the OBBBA within the provision for income taxes for the twelve and twenty-eight weeks ended July 12, 2025 and deferred tax balances as of July 12, 2025.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 28, 2024 (filed with the SEC on February 26, 2025) which the Company refers to as the “2024 Form 10-K”), and the Company’s unaudited condensed consolidated financial statements and the notes to those statements that appear elsewhere in this report. The results of operations for the interim periods are not necessarily indicative of the operating results to be expected for the full year. Consistent with the previous fiscal year, the Company’s first quarter of the year contained sixteen weeks. The Company’s remaining quarters each consist of twelve weeks, with the exception of the fourth quarter of fiscal 2025 which consists of thirteen weeks.

Second Quarter Fiscal 2025 Management Overview

The Company’s financial results from continuing operations for the second quarter of 2025 includes:

•Net sales during the second quarter of fiscal 2025 were $2.0 billion, a decrease of 7.7% compared with the second quarter of fiscal 2024. Comparable store sales increased by 0.1%.
•Gross profit margin for the second quarter of 2025 was 43.5% of net sales, a decrease of 14 basis points compared with the second quarter of fiscal 2024.
•Selling, general and administrative expenses, exclusive of restructuring and related expenses for the second quarter of fiscal 2025 were 40.9% of net sales, an increase of 13 basis points compared with the second quarter of fiscal 2024.
•The Company generated diluted earnings per share of $0.25 during the second quarter of fiscal 2025, compared with diluted earnings per share of $0.51 for the comparable period of 2024.

Business and Risks Update

The Company continues to make progress on the various elements of its business plan, which is focused on improving the customer experience, margin expansion, and driving consistent execution for both professional and DIY customers. In the first quarter of fiscal 2025, the Company completed all store location closures under the 2024 Restructuring Plan designed to improve the Company’s profitability and growth potential, and streamline its operations. For further information related to restructuring and related activities, see Note 3. Restructuring of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1.

In August 2025, subsequent to the end of the second quarter of fiscal 2025, the Company completed various financing-related transactions, including in the issuance of $1.95 billion in Senior Unsecured Notes with net proceeds of approximately $1.62 billion, after the redemption of the Company’s 5.90% Senior Notes due March 9, 2026 and direct transaction and closing costs. The Company also terminated its existing 2021 Credit Agreement which has been replaced by a new asset-based loan revolving credit facility (the “ABL Facility”). For further information related to these subsequent events activities, see Note 6. Long-term Debt and Fair Value of Financial Instruments of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 and Part I, Item 2, “Liquidity and Capital Resources” of this Quarterly Report.

During the first and second quarters of fiscal 2025, new global trade tariffs were announced on imports to the U.S., including additional tariffs on various countries from which the Company directly or indirectly imports and/or sources merchandise, including Canada, China and Mexico, among others. Since the initial announcement in the first quarter of fiscal 2025, various modifications and delays to the U.S. tariffs have been announced and further changes are expected to be made in the future, which may include additional sector-based tariffs or other measures. In response to the tariffs, certain of our suppliers have increased prices. However, the impact of such increases to-date has not been material to the Company’s business, financial condition and results of operations. The ultimate impact of tariffs on the Company’s business remains uncertain. See Part II, Item 1A, “Risk Factors” of this Quarterly Report.

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
•Changes in the number of miles driven
•Unemployment rates
•Interest rates
•Consumer confidence and purchasing power
•Competition
•Changes in new car sales
•Economic and geopolitical uncertainty
•Foreign currency exchange volatility

While these factors tend to fluctuate, the Company remains confident in the long-term growth prospects for the automotive parts industry.

Stores

The key factors used in selecting sites and market locations in which the Company operates include population, demographics, traffic count, vehicle profile, number and strength of competitors’ stores and the cost of real estate. During the twenty-eight weeks ended July 12, 2025, 18 stores were opened and 514 were closed, resulting in a total of 4,292 stores as of the end of the second fiscal quarter compared with a total of 4,788 stores as of December 28, 2024. The significant reduction in stores during fiscal 2025 relates to actions taken under the Company’s restructuring and related activities. See Note 3. Restructuring, of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1.

Results of Operations

	Twelve Weeks Ended				Change(1)	Basis Points
($ in millions)	July 12, 2025		July 13, 2024
Net sales	$2,010	100.0%	$2,178	100.0%	$(168)	—
Cost of sales	1,136	56.5	1,228	56.4	92	14
Gross profit	874	43.5	950	43.6	(76)	(14)
Selling, general and administrative expenses, exclusive of restructuring and related expenses	823	40.9	889	40.8	66	13
Restructuring and related expenses	29	1.4	7	0.3	(22)	112
Selling, general and administrative expenses	852	42.4	896	41.1	44	125
Operating (loss) income	22	1.1	54	2.5	(32)	(138)
Interest expense	(19)	(0.9)	(19)	(0.9)	—	(7)
Other income (loss), net	18	0.9	9	0.4	9	48
Income tax (benefit) expense	6	0.3	13	0.6	7	(30)
Net income	$15	0.7%	$31	1.4%	$(16)	(68)

	Twenty-Eight Weeks Ended				Change(1)	Basis Points
($ in millions)	July 12, 2025		July 13, 2024
Net sales	$4,593	100.0%	$4,950	100.0%	$(357)	—
Cost of sales	2,609	56.8	2,797	56.5	188	30
Gross profit	1,984	43.2	2,153	43.5	(169)	(30)
Selling, general and administrative expenses, exclusive of restructuring and related expenses	1,945	42.3	2,039	41.2	94	116
Restructuring and related expenses	148	3.2	8	0.2	(140)	306
Selling, general and administrative expenses	2,093	45.6	2,047	41.4	(46)	422
Operating (loss) income	(109)	(2.4)	106	2.1	(215)	(451)
Interest expense	(46)	(1.0)	(43)	(0.9)	(3)	(13)
Other income, net	45	1.0	10	0.2	35	78
Income tax (benefit) expense	(149)	(3.2)	25	0.5	174	(375)
Net income	$39	0.8%	$48	1.0%	$(9)	(12)
(1) Represents favorable (unfavorable) year over year change
Note: Sums may not equal totals due to rounding.

Net Sales

For the twelve weeks ended July 12, 2025, net sales decreased 7.7% and comparable store sales increased 0.1% compared with the twelve weeks ended July 13, 2024. For the twenty-eight weeks ended July 12, 2025, net sales declined 7.2% compared with the same period in 2024. Comparable store sales decreased 0.3% for the twenty-eight weeks ended July 12, 2025, compared with the twenty-eight weeks ended July 13, 2024. The decline for both the second quarter and twenty-eight week prior comparative periods was driven by lower sales as a result of store closures executed under the 2024 Restructuring Plan during the first quarter of fiscal 2025.

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

Gross Profit

For the twelve weeks ended July 12, 2025, gross profit was $874 million, or 43.5% of net sales, compared with $950 million, or 43.6% of net sales, for the twelve weeks ended July 13, 2024. For the twenty-eight weeks ended July 12, 2025 and July 13, 2024, gross profit was $1,984 million, or 43.2% of net sales, and $2,153 million, or 43.5% of net sales. The decrease in gross profit margin compared to both the second quarter and twenty-eight week prior comparative periods was due to the amount of lower-margin liquidation sales associated with the 2024 Restructuring Plan. Total gross profit also decreased as a result of lower net sales stemming from store closures executed under the 2024 Restructuring Plan.

Selling, General and Administrative Expenses, Exclusive of Restructuring and Related Expenses

For the twelve weeks ended July 12, 2025, selling, general and administrative (SG&A) expenses, exclusive of restructuring and related expenses, were $823 million, or 40.9% of net sales, compared with $889 million, or 40.8% of net sales, for the twelve weeks ended July 13, 2024. For the twenty-eight weeks ended July 12, 2025, SG&A expenses, exclusive of restructuring and related expenses, were $1,945 million, or 42.3% of net sales, compared with $2,039 million, or 41.2% of net sales, for the twenty-eight weeks ended July 13, 2024. Overall SG&A expenses decreased in both the twelve week and twenty-eight week periods ended July 12, 2025, as compared to prior comparative periods, as a result of store closures executed under the 2024 Restructuring Plan reducing overhead and operating costs. SG&A expenses as a percentage of net sales for the twenty-eight weeks ended July 13, 2024, benefited from a net gain on asset sales, see Note 7. Leases, of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item1.

Restructuring and Related Expenses

For the twelve weeks ended July 12, 2025, restructuring and related expenses were $29 million, or 1.4% of net sales, compared to $7 million, or 0.3% of net sales, in the prior year comparable period. For the twenty-eight weeks ended July 12, 2025, restructuring and related expenses were $148 million, or 3.2% of net sales, compared to $8 million, or 0.2% of net sales, in the prior year comparable period. The increase in expenses as compared to the same period in fiscal 2024, relates to the Company’s 2024 Restructuring Plan which was announced during the fourth quarter of fiscal 2024. The Company estimates that it will incur additional expenses of approximately $35 million to $50 million through the remainder of fiscal 2025 related to the active restructuring plans. The expenses for both the twelve weeks ended and twenty-eight weeks ended July 12, 2025, relate to lease terminations, professional services, severance and termination costs and other exit costs. We expect that the Company’s 2024 Restructuring Plan will be substantially completed by the end of fiscal 2025. See Note 3. Restructuring, of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1.

Other Income, Net

For the twelve weeks and the twenty-eight weeks ended July 12, 2025, other income, net increased as compared to the same periods in fiscal 2024, due to higher interest income earned from higher cash and cash equivalent balances held, driven by the proceeds received from the sale of the Worldpac business in the fourth quarter of fiscal 2024. Other income, net also includes income recognized from the transition services (“TSA Services”) agreement with Worldpac that commenced in the fourth quarter of fiscal 2024.

Income Tax (Benefit) Expense

For the twelve weeks ended July 12, 2025, the Company’s effective tax rate was 28.6% as compared to 29.5% for the same period in 2024. The Company’s provision for income taxes for the twenty-eight weeks ended July 12, 2025, was a benefit of $149 million compared with an expense of $25 million for the same period in 2024. The decrease in tax expense for the twelve weeks ended July 12, 2025, as compared to the prior comparative period, was a result of lower income before taxes. The decrease in tax expense for the twenty-eight weeks ended July 12, 2025 was a result of lower income before taxes and a net discrete tax benefit in the first quarter of fiscal 2025 of $126 million related to certain tax benefits associated with capital loss deductions.

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (“OBBBA”). The Company has determined the OBBBA has an immaterial impact to Company’s provision for income taxes and deferred tax balances.

Non-GAAP Financial Measures

The Company uses certain non-GAAP financial measures described below to supplement the Company’s unaudited condensed consolidated financial statements prepared and presented in accordance with GAAP and to understand and evaluate the Company’s core operating performance. These non-GAAP financial measures, which may be different than similarly titled measures used by other companies, are presented as the Company believes that such non-GAAP financial measures provide useful information about the Company’s financial performance, enhance the overall understanding of the Company’s past performance and future prospects, and allow for greater transparency with respect to important metrics used by the Company’s management for financial and operational decision-making. The Company is presenting these non-GAAP metrics to provide investors insight to the information used by the Company’s management to evaluate its business and financial performance. The Company believes that these measures provide investors increased comparability of the Company’s core financial performance over multiple periods with other companies in the same industry. The Company may make reference to certain financial measures not derived in accordance with GAAP within Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report. The Company’s Non-GAAP financial measures reflect results from continuing operations, including Adjusted Net Income (loss), Adjusted Diluted Earnings (loss) Per Share (“Adjusted Diluted EPS”), Adjusted Gross Profit, Adjusted Gross Profit Margin, Adjusted Sales, General and Administrative expense (“Adjusted SG&A”), Adjusted SG&A Margin, Adjusted Operating Income (loss) and Adjusted Operating Income (loss) Margin, and should not be used as a substitute for GAAP financial measures, or considered in isolation, for the purpose of analyzing the Company’s operating performance, financial position or cash flows.

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
•Distribution network optimization: Expenses primarily relating to the conversion of the stores and distribution centers to market hubs, including realized losses on liquidated inventory, temporary labor, nonrecurring professional service fees and team member severance.

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

The following table includes a reconciliation of this information to the most comparable GAAP measures (in millions):

		Twelve Weeks Ended		Twenty-Eight Weeks Ended
	Classification	July 12, 2025	July 13, 2024	July 12, 2025	July 13, 2024
Net income from continuing operations (GAAP)		$15	$31	$39	$48
Cost of sales adjustments:
Transformation expenses:
Distribution network optimization	Restructuring	6	—	6	—
Selling, general and administrative adjustments:
Transformation expenses:
Restructuring and other related expenses (1)	Restructuring	7	2	71	2
Impairment and write-down of long-lived assets (2)	Restructuring	13	—	58	—
Distribution network optimization	Restructuring	6	5	9	5
Other expenses:
Other professional service fees	Non-restructuring (5)	4	—	8	—
Worldpac post transaction-related expenses	Restructuring	3	—	6	—
Executive turnover	Restructuring	—	—	4	1
Material weakness remediation	Non-restructuring	—	—	1	2
Cybersecurity incident	Non-restructuring	—	1	—	1
Other income adjustments:
TSA services		(3)	—	(7)	—
Provision for income taxes on adjustments (3)		(9)	(2)	(39)	(2)
Other tax (benefit) expense adjustments (4)		—	—	(126)	—
Adjusted net income (Non-GAAP)		$42	$37	$30	$57

Diluted earnings per share from continuing operations (GAAP)		$0.25	$0.51	$0.65	$0.80
Adjustments, net of tax		0.44	0.11	(0.15)	0.15
Adjusted diluted earnings per share (Non-GAAP)		$0.69	$0.62	$0.50	$0.95
(1) Restructuring and other related expenses for the twelve weeks ended July 12, 2025 includes $5 million of nonrecurring services rendered by third-party vendors assisting with the 2024 Restructuring Plan and $2 million of other related expenses associated with location closures, including the transfer of assets. Restructuring and other related expenses for the twenty-eight weeks ended July 12, 2025 includes $35 million of nonrecurring services rendered by third-party vendors assisting with the 2024 Restructuring Plan, $15 million of severance and other labor related costs, $7 million for reserves on independent loans and $14 million of other related expenses associated with location closures, including the transfer of assets.
(2) The Company recorded incremental accelerated depreciation and amortization for property and equipment and ROU assets of $13 million for the twelve weeks ended July 12, 2025. The Company recorded incremental accelerated depreciation and amortization for property and equipment and ROU assets of $49 million and impairment charges for ROU assets and property and equipment of $9 million, net of gains on sale, for the twenty-eight weeks ended July 12, 2025.
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

Liquidity and Capital Resources

Overview

The Company’s principal sources of liquidity are cash and cash equivalents and borrowing availability under a revolving credit facility. The Company’s primary cash requirements necessary to maintain the Company’s current operations include payroll and benefits, inventory purchases, contractual obligations, capital expenditures, payment of income taxes, funding of initiatives and other operational priorities, such as restructuring and asset optimization plans. In addition, cash is required to pay the Company’s dividend and to pay interest and principle on the Company’s long-term debt when due. The following tables present selected financial information related to the Company’s liquidity (in millions):

	July 12, 2025	December 28, 2024	Change
Cash and cash equivalents	$1,657	$1,869	$(212)

The decrease in cash and cash equivalents was primarily due to net cash used in operating activities of $106 million, primarily as a result of a decrease in net working capital, inclusive of cash payments made in the period related to the Company’s 2024 Restructuring Plan, $75 million used for purchases of property and equipment, net of proceeds from sales, and the payment of $30 million in dividends.

In August 2025, subsequent to the end of our second fiscal quarter of 2025, the Company completed a series of financing-related transactions as further summarized below under “Long-Term Debt” and “Credit Facilities.” As a result of these transactions, the Company issued $1.95 billion in aggregate principal amount of new Senior Unsecured Notes due 2030 and 2033 and redeemed its outstanding $300 million in aggregate principal amount of 5.90% Senior Notes due 2026 (the “2026 Notes”). The Company expects the net proceeds of these transactions to significantly increase cash and cash equivalents, net of direct transaction and closing costs, by approximately $1.62 billion.

In addition to cash and cash equivalents presented above, as of July 12, 2025, the Company also maintained access to $817 million in undrawn capacity through the Company’s revolving credit facility (the “2021 Credit Agreement”) as further described below. The 2021 Credit Agreement was terminated on August 12, 2025 and replaced by a new $1.0 billion asset-based revolving credit facility (the “ABL Facility”). The Company expects to designate a significant amount of cash and cash equivalents as Qualified Cash as defined in ABL Facility, that will count towards the initial borrowing base for the ABL Facility as further discussed within the section “Credit Facilities” below.

The financing-related transactions completed in the third quarter of fiscal 2025, are intended to strengthen the Company’s financial condition and provide additional cash and cash equivalents and sources of liquidity. The Company believes that its cash and cash equivalents and sources of liquidity will satisfy its working and other capital requirements for at least the next 12 months and thereafter for the foreseeable future.

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

	Twenty-Eight Weeks Ended
(in millions)	July 12, 2025	July 13, 2024
Net cash (used in) provided by operating activities of continuing operations	$(106)	$39
Net cash provided by operating activities of discontinued operations	—	49
Net cash used in investing activities of continuing operations	(75)	(75)
Net cash used in investing activities of discontinued operations	—	(5)
Net cash used in financing activities	(32)	(43)
Effect of exchange rate changes on cash	1	11
Net decrease in cash and cash equivalents	$(212)	$(24)

Operating Activities

For the twenty-eight weeks ended July 12, 2025, cash used in operating activities changed unfavorably by $145 million compared with the same period of prior year. The decrease as compared to the comparative period was due to a decrease in net working capital, inclusive of cash payments made in the period related to the Company’s 2024 Restructuring Plan.

Investing Activities

For the twenty-eight weeks ended July 12, 2025, cash flows used in investing activities remained relatively flat as compared with the twenty-eight weeks ended July 13, 2024, with higher spend on property and equipment in the current period, offset by higher proceeds from the sale of property and equipment.

Financing Activities

For the twenty-eight weeks ended July 12, 2025, cash flows used in financing activities was $32 million, a decrease of $11 million as compared with the twenty-eight weeks ended July 13, 2024. The decrease in cash used in financing activities was due primarily to payments on the purchase of noncontrolling interests in the twenty-eight weeks ended July 13, 2024 with no such payments made in the twenty-eight weeks ended July 12, 2025.

The Company’s Board of Directors has declared a cash dividend every quarter since 2006. Any payments of dividends in the future will be at the discretion of the Company’s Board of Directors and will depend upon the Company’s results of operations, cash flows, capital requirements and other factors deemed relevant by the Board of Directors. Similar to the 2021 Credit Agreement, the Company’s new ABL Facility, as detailed further below, has certain restrictions that may limit the Company’s ability to increase the amount of the Company’s cash dividends above its current levels.

In the third quarter of fiscal 2025, the Company expects to recognize net proceeds as financing activities, after direct financing and closing costs, of approximately $1,920 million related to the issuance of the new Senior Unsecured Notes and financing cash outflows of approximately $300 million for the redemption of the Company’s outstanding 2026 Senior Notes, as further discussed below.

Restructuring Activities

On November 13, 2024, the Company’s Board of Directors approved the 2024 Restructuring Plan, which was designed to improve the Company’s profitability and growth potential and streamline its operations. In fiscal 2023, the Company also announced a strategic and operational plan to streamline the Company’s supply chain by configuring a multi-echelon supply chain by leveraging current asset and operating fewer, more productive distribution centers that focus on replenishment and move more parts closer to the customer. The Company estimates that it will incur additional expenses of approximately $20 million to $30 million of cash expenses related to the active restructuring plans, primarily composed of lease terminations and other exit expenses and professional services, by the end of fiscal year 2025. For further information, see Note 3. Restructuring, of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1.

Long-Term Debt

As of July 12, 2025 the Company had outstanding long-term debt totaling $1,792 million, of which $300 million is classified as short-term related to the 5.90% Senior Unsecured Notes due March 9, 2026.

On August 4, 2025, the Company issued (i) $975 million in aggregate principal amount of 7.000% Senior Notes due 2030 (the “2030 Notes”) and (ii) $975 million in aggregate principal amount of 7.375% Senior Notes due 2033 (collectively, the “Senior Unsecured Notes”) in a private transaction exempt from the registration requirements of the Securities Act of 1933, as amended (the “Act”). Interest on the Senior Unsecured Notes is payable in cash on February 1 and August 1 of each year, commencing on February 1, 2026. The 2030 Notes will mature on August 1, 2030, and the 2033 Notes will mature on August 1, 2033. Net proceeds from the issuance of the Senior Unsecured Noted were approximately $1,920 million, net of direct transaction and closing costs. The Senior Unsecured Notes are guaranteed by each of the Company’s wholly-owned domestic subsidiaries that also guarantee the ABL Facility.

In accordance with the terms of the Indenture governing the Senior Unsecured Notes, the Company may, at its option and on any one or more occasions, redeem some or all of the Senior Unsecured Notes at the redemption prices described in the Indenture. In addition, in the event of a Change of Control Triggering Event (as defined in the Indenture), the Company will be required to offer to repurchase the Senior Unsecured Notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but excluding, the repurchase date. The Indenture also contains customary provisions for events of default and certain covenants limiting the ability of the Company and its subsidiaries to incur debt secured by liens and to enter into certain sale and lease-back transactions.

Following the closing of the issuance of the Senior Unsecured Notes, the Company utilized a portion of the net proceeds to redeem in full its outstanding $300 million in aggregate principal amount of 2026 Notes and the Company expects to record an immaterial loss on redemption in the third quarter of fiscal 2025 associated with this extinguishment. The remaining proceeds from the issuance are available for general corporate purposes, and, upon closing of the ABL Facility, as further discussed under “Credit Facilities” below, approximately $2.3 billion of cash and cash equivalents, was designated as qualified cash, subject to customary “springing” control agreements, to the initial borrowing base for the ABL Facility.

The Company expects to incur additional interest expense, net of interest income earned on cash and cash equivalents held, of approximately $25 to $30 million during the second half of fiscal 2025, as a result of the new debt issuance.

For further details, see Note 6. Long-term Debt and Fair Value of Financial Instruments of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1.

Credit Facilities

As of July 12, 2025 and December 28, 2024, the Company had no outstanding borrowings under the 2021 Credit Agreement. As of July 12, 2025 the Company had $817 million of borrowing availability and $183 million letters of credit outstanding under the 2021 Credit Agreement. As of December 28, 2024, the Company had $1 billion of borrowing availability and no letters of credit outstanding under the 2021 Credit Agreement. The Company is required to maintain certain financial covenants related to the 2021 Credit Agreement and as of July 12, 2025, the Company was in compliance with such financial covenants. On February 25, 2025, the Company entered into Amendment No. 6 (“Amendment No. 6”) to the 2021 Credit Agreement.

As of July 12, 2025 and December 28, 2024, the Company also had $89 million and $91 million, respectively, of bilateral letters of credit issued separately from the 2021 Credit Agreement, none of which were drawn upon. These bilateral letters of credit generally have a term of one year or less and primarily serve as collateral for the Company’s self-insurance policies.

On July 24, 2025, the Company entered into Amendment No. 7 (“Amendment No. 7”) to the 2021 Credit Agreement, which among other things, permitted the issuance of the Senior Unsecured Notes discussed above.

On August 12, 2025, the 2021 Credit Agreement was terminated and replaced by the ABL Facility. The Company expects to record an immaterial loss on extinguishment of the 2021 Credit Agreement during the third quarter of fiscal 2025. The ABL Facility provides for a five-year senior secured first lien asset-based revolving credit facility of up to $1 billion with an uncommitted accordion feature, subject to a borrowing base thereunder. Outstanding amounts under the ABL Facility will accrue interest at a floating rate, which, at the Company’s election, can be either (i) SOFR plus an applicable margin or (ii) an alternative base rate plus an applicable margin. The applicable rate varies based on Average Historical Excess Availability (as defined in the ABL Facility) from (i) with respect to base rate loans, 0.25% to 0.75% and (b) with respect to SOFR loans, 1.25% to 1.75% and resets quarterly on a prospective basis and is, in part, derived based-upon the utilization of the facility. Interest is payable on a quarterly basis. Unused commitments under the ABL Facility will accrue an unused commitment fee of either 0.30% or 0.25% per annum, depending on average utilization.

The ABL Facility has first lien on substantially all of the accounts receivable, inventory, cash and related assets of the Company and its subsidiary guarantors thereunder. Advance Auto Parts, Inc. is the ABL Facility borrower and the guarantors are (i) each of our subsidiaries that guarantee our recently issued Senior Unsecured Notes and (ii) certain of our Canadian subsidiaries. Availability under the ABL Facility is limited to the lesser of (i) the borrowing base, equal to the sum of 90% of eligible credit card receivables, 85% of eligible trade accounts receivable, 85% of the net orderly liquidation value of eligible inventory and 100% of qualified cash (up to certain limits for the purpose of determining borrowing capacity), subject, in each case, to customary reserves established by the collateral agent under the ABL Facility from time to time, including reserves related to outstanding obligations to our suppliers that are payable to the paying agents, as a result of such suppliers electing, at their option, to utilize third-party financing, commonly referred to as supply chain financing, and debt maturity reserves, and (ii) the aggregate revolving credit commitments. The ABL Facility contains customary representations and warranties, events of default and financial, affirmative and negative covenants for facilities of this type, including but not limited to a springing financial covenant relating to a fixed charge coverage ratio, defined in the ABL Facility as the ratio of Consolidated Adjusted EBITDA minus Consolidated Capital Expenditures minus Taxes to Fixed Charges, each as defined in the ABL Facility, on a four quarter trailing basis, which requires a minimum 1:1 coverage ratio to be maintained, and restrictions on certain indebtedness, liens, investments and acquisitions, asset dispositions, restricted payments, prepayment of certain indebtedness and transactions with affiliates, subject to various thresholds and caps.

In accordance with the ABL Facility, the Company is required to hold cash and cash equivalents in designated accounts with lenders, referred to as Qualified Cash Accounts as defined in ABL Facility. These amounts are unrestricted and the Company is able to direct, and have sole control over, the manner of disposition of funds in such accounts, subject to: 1) maintaining a minimum availability under the ABL facility of at least the greater of (i) 12.5% of the Line Cap and (ii) $125 million; and 2) maintaining excess availability under the ABL Facility of at least $400 million. The Qualified Cash Accounts are subject to springing control agreements pursuant to which the cash deposited therein will become restricted in the event of default or a breach of such covenants.

For further details, see Note 6. Long-term Debt and Fair Value of Financial Instruments of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1., respectively.

Additional Capital Requirements

Expected working and other capital requirements, including Contractual and Off-Balance Sheet Obligations are described in the Company’s 2024 Annual Report on Form 10-K in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As of July 12, 2025, other than for the changes disclosed in the “Notes to Condensed Consolidated Financial Statements”, and “Liquidity and Capital Resources” in this Quarterly Report, there have been no other material changes to the Company’s expected working and other capital requirements described in the Company’s 2024 Annual Report on Form 10-K.

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

Management evaluated, with the participation of the Company’s principal executive officer and principal financial officer, the effectiveness of the Company’s disclosure controls and procedures as of July 12, 2025. Based on this evaluation, the principal executive officer and the principal financial officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the second quarter ended July 12, 2025, that has materially affected or is reasonably likely to materially affect its internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

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

During fiscal 2025, new global trade tariffs were announced on imports to the U.S., including additional tariffs on various countries from which the Company directly or indirectly imports and/or sources merchandise, including Canada, China and Mexico, among others. In response, several countries have imposed, or threatened to impose, reciprocal tariffs on imports from the U.S. and other measures. Various modifications and delays to the U.S. tariffs have been announced and further changes are expected to be made in the future, which may include additional sector-based tariffs or other measures. Additionally, the current administration has directed various federal agencies to further evaluate key aspects of U.S. trade policy and there has been ongoing discussion and commentary regarding potential significant changes to U.S. trade policies, enforcement priorities, sanctions, treaties and tariffs. Significant uncertainty continues to exist about the future economic and political relationship between the U.S. and other countries. The ultimate impact of tariffs on the Company’s business will depend on several factors, including whether additional or incremental U.S. tariffs or other measures are announced, revised, or rescinded, to what extent other countries implement tariffs or other measures in response, and the overall magnitude and duration of these items. These developments, or the perception that any of them could occur, may have a material effect on global economic conditions, the stability of global financial markets, or global trade, and may impact the Company’s product cost, pricing, or competitive conditions, disrupt supply chains, impact the broader macroeconomic environment and consumer sentiment or otherwise negatively impact the Company’s business, financial condition and results of operations.

Our significant level of indebtedness or a deterioration in the global credit markets could limit the cash flow available for operations and could adversely affect our ability to service our debt or obtain additional financing.

We have a significant amount of indebtedness. Our significant level of indebtedness could restrict our operations and make it more difficult for us to satisfy our debt obligations. For example, our level of indebtedness could, among other things:

•affect our liquidity by limiting our ability to obtain additional financing for working capital;
•limit our ability to obtain financing for capital expenditures and acquisitions or make any available financing more costly;
•require us to dedicate all or a substantial portion of our cash flow to service our debt, which would reduce funds available for other business purposes, such as capital expenditures, dividends or acquisitions, or to invest in our turnaround;
•limit our flexibility in planning for or reacting to changes in the markets in which we compete;
•place us at a competitive disadvantage relative to our competitors who may have less indebtedness;
•render us more vulnerable to general adverse economic and industry conditions;
•make it more difficult for us to satisfy our financial obligations; and
•limit our ability to refinance our debt on terms as favorable as our existing debt or at all.

Furthermore, despite our current indebtedness levels, we may still incur significant additional indebtedness, which would increase the risks associated with our leverage. Although the indentures governing our indebtedness contain certain financial and other restrictive covenants, certain of such agreements restrict but do not completely prohibit us from incurring substantial additional indebtedness, including secured indebtedness, in the future. If new debt or other liabilities are added to our current debt levels, the related risks that we now face could intensify. Any failure to comply with the restrictive covenants in our debt instruments could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debt, including the outstanding notes, and have a material adverse effect on our liquidity and operations.

Finally, conditions and events in the global credit markets could have a material adverse effect on our access to short- and long-term borrowings to finance our operations and the terms and cost of that debt. It is possible that one or more of the banks that provide us with financing may fail to honor the terms of our agreements or be financially unable to provide the unused credit as a result of significant deterioration in such bank’s financial condition. Any inability to obtain sufficient financing at cost-effective rates could have a material adverse effect on our business, financial condition, results of operations and cash flows.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth the information with respect to repurchases of the Company’s common stock for the quarter ended July 12, 2025:

	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
April 20, 2025 to May 17, 2025	1,355	$41.48	—	$947
May 18, 2025 to June 14, 2025	13,008	$50.68	—	$947
June 15, 2025 to July 12, 2025	1,993	$46.48	—	$947
Total	16,356	$49.41	—
(1) The aggregate cost of repurchasing shares in connection with the net settlement of shares issued as a result of the vesting of restricted stock units was $1 million, or an average price of $49.41 per share, during the second quarter of 2025.

Dividend Restrictions

In accordance with Amendment No. 5 to the 2021 Credit Agreement, the Company is restricted from increasing the amount of the Company’s cash dividends. The 2021 Credit Agreement was terminated on August 12, 2025 and replaced by the Company’s new ABL Facility, which also has certain restrictions that may limit the Company’s ability to increase the amount of the Company’s cash dividends above its current levels. See “Liquidity and Capital Resources” within Part II, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 5.     OTHER INFORMATION
During the second quarter of 2025, no Rule 10b5-1 or non-Rule 10b5-1 trading arrangements were adopted or terminated by the Company’s officers or directors as each term is defined in Item 408 of Regulation S-K.

	EXHIBIT INDEX	Incorporated by Reference			Filed
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith
3.1	Composite Restated Certificate of Incorporation of Advance Auto Parts, Inc., effective August 9, 2024	10-Q	3.2	8/22/2024
3.2	Amended and Restated Bylaws of Advance Auto Parts, Inc., effective August 8, 2023.	10-Q	3.1	8/18/2020
4.1	Indenture, dated as of August 4, 2025, by and among Advance Auto Parts, Inc., each of the subsidiary guarantors party thereto and Computershare Trust Company, N.A., as trustee.	8-K	4.1	8/5/2025
4.2	Form of 2030 Note (included in Exhibit 4.1 above).	8-K	4.2	8/5/2025
4.3	Form of 2033 Note (included in Exhibit 4.1 above).	8-K	4.3	8/5/2025
4.4
Second Supplemental Indenture dated as of August 4, 2025 among Advance Auto Parts, Inc., each of the Subsidiary Guarantors from time to time party thereto and Computershare Trust Company, N.A., as Trustee.
					X
4.5
Eleventh Supplemental Indenture dated as of August 4, 2025 among Advance Auto Parts, Inc., each of the Subsidiary Guarantors from time to time party thereto and Computershare Trust Company, N.A., as Trustee.
					X
10.1	Amendment No. 7 to the Credit Agreement dated as of July 24, 2025	8-K	10.1	7/24/2025
10.2	Credit Agreement, dated August 12, 2025 among Advance Auto Parts, Inc., each of the subsidiary guarantors party thereto and Bank of America, N.A., as Administrative Agent.	8-K	10.1	8/14/2025
22.1	List of the Issuer and its Guarantor Subsidiaries.	10-Q	22.1	4/20/2024
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X
104.1	Cover Page Interactive Data file (Embedded within the Inline XBRL Documents and Included in Exhibit).				X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCE AUTO PARTS, INC.

Date: August 14, 2025	/s/ Ryan P. Grimsland
Ryan P. Grimsland Executive Vice President, Chief Financial Officer