Form 10-Q
period 2025-10-04
ADVANCE AUTO PARTS INC
filed 2025-10-30
CIK 1158449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q
________________________________________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 4, 2025
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 27, 2025, the number of shares of the registrant’s common stock outstanding was 60,022,245 shares.

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

PART I. FINANCIAL INFORMATION
ITEM 1.CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions, except par value amounts) (Unaudited)

Assets	October 4, 2025	December 28, 2024
Current assets:
Cash and cash equivalents	$3,174	$1,869
Receivables, net	483	544
Inventories, net	3,694	3,612
Other current assets	167	118
Total current assets	7,518	6,143
Property and equipment, net	1,269	1,334
Operating lease right-of-use assets	2,184	2,243
Goodwill	599	598
Other intangible assets, net	401	406
Other assets	88	74
Total assets	$12,059	$10,798
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	3,177	3,408
Accrued expenses	761	784
Other current liabilities	411	473
Total current liabilities	4,349	4,665
Long-term debt	3,411	1,789
Operating lease liabilities	1,850	1,897
Deferred income taxes	166	193
Other long-term liabilities	88	84
Total liabilities	9,864	8,628

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, nonvoting, $0.0001 par value, 10 million shares authorized; no shares issued or outstanding	—	—
Common stock, voting, and additional paid-in capital, $0.0001 par value, 200 million shares authorized; 78 million shares issued and 60 million outstanding at October 4, 2025 and 78 million shares issued and 60 million outstanding at December 28, 2024	1,026	994
Treasury stock, at cost	(2,944)	(2,940)
Accumulated other comprehensive loss	(42)	(47)
Retained earnings	4,155	4,163
Total stockholders’ equity	2,195	2,170
Total liabilities and stockholders’ equity	$12,059	$10,798

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(in millions, except per share data) (Unaudited)

	Twelve Weeks Ended		Forty Weeks Ended
	October 4, 2025	October 5, 2024	October 4, 2025	October 5, 2024
Net sales	$2,036	$2,148	$6,628	$7,098
Cost of sales	1,155	1,240	3,764	4,037
Gross profit	881	908	2,864	3,061
Selling, general and administrative expenses, exclusive of restructuring and related expenses	826	895	2,771	2,933
Restructuring and related expenses	33	13	180	21
Selling, general and administrative expenses	859	908	2,951	2,954
Operating (loss) income	22	—	(87)	107
Other, net:
Interest expense	(40)	(19)	(86)	(62)
Other income, net	16	2	61	12
Total other, net	(24)	(17)	(25)	(50)
(Loss) income before income taxes	(2)	(17)	(112)	57
Income tax (benefit) expense	(1)	8	(150)	34
Net income (loss) from continuing operations	(1)	(25)	38	23
Net income from discontinued operations	—	19	—	56
Net income (loss)	$(1)	$(6)	$38	$79

Basic earnings (loss) per common share from continuing operations	$(0.02)	$(0.42)	$0.63	$0.38
Basic earnings per common share from discontinued operations	—	0.32	—	0.95
Basic earnings (loss) per common share	$(0.02)	$(0.10)	$0.63	$1.33
Basic weighted-average common shares outstanding	60.0	59.7	59.9	59.6

Diluted earnings (loss) per common share from continuing operations	$(0.02)	$(0.42)	$0.63	$0.38
Diluted earnings per common share from discontinued operations	—	0.32	—	0.94
Diluted earnings (loss) per common share	$(0.02)	$(0.10)	$0.63	$1.32
Diluted weighted-average common shares outstanding	60.0	59.9	60.5	59.9

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Condensed Consolidated Statements of Comprehensive Income
(in millions) (Unaudited)
	Twelve Weeks Ended		Forty Weeks Ended
	October 4, 2025	October 5, 2024	October 4, 2025	October 5, 2024
Net income (loss)	$(1)	$(6)	$38	$79
Other comprehensive income (loss):
Currency translation adjustments	(1)	1	5	9
Total other comprehensive income (loss)	(1)	1	5	9
Comprehensive income (loss)	$(2)	$(5)	$43	$88

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries Condensed Consolidated Statements of Changes in Stockholders’ Equity (in millions, except per share data) (Unaudited)

	Twelve Weeks Ended October 4, 2025
	Common Stock and Additional Paid-In-Capital		Treasury Stock, at Cost	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at July 12, 2025	60	$1,016	$(2,943)	$(41)	$4,171	$2,203
Net loss	—	—	—	—	(1)	(1)
Total other comprehensive loss	—	—	—	(1)	—	(1)
Share-based compensation	—	9	—	—	—	9
Common stock issued under employee benefit plans		1	—	—	—	1
Repurchases of common stock	—	—	(1)	—	—	(1)
Dividends declared ($0.25 per common share)	—	—	—	—	(15)	(15)
Balance at October 4, 2025	60	$1,026	$(2,944)	$(42)	$4,155	$2,195

	Twelve Weeks Ended October 5, 2024
	Common Stock and Additional Paid-In-Capital		Treasury Stock, at Cost	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at July 13, 2024	60	$976	$(2,938)	$(44)	$4,613	$2,607
Net loss	—	—	—	—	(6)	(6)
Total other comprehensive income	—	—	—	1	—	1
Share-based compensation	—	11	—	—	—	11
Common stock issued under employee benefit plans	—	1	—	—	—	1
Repurchases of common stock	—	—	(1)	—	—	(1)
Dividends declared ($0.25 per common share)	—	—	—	—	(15)	(15)
Balance at October 5, 2024	60	$988	$(2,939)	$(43)	$4,592	$2,598

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries Condensed Consolidated Statements of Changes in Stockholders’ Equity (in millions, except per share data) (Unaudited)

	Forty Weeks Ended October 4, 2025
	Common Stock and Additional Paid-In Capital		Treasury Stock, at Cost	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 28, 2024	60	$994	$(2,940)	$(47)	$4,163	$2,170
Net income	—	—	—	—	38	38
Total other comprehensive income	—	—	—	5	—	5
Share-based compensation	—	29	—	—	—	29
Common stock issued under employee benefit plans	—	3	—	—	—	3
Repurchases of common stock	—	—	(4)	—	—	(4)
Dividends declared ($0.75 per common share)	—	—	—	—	(46)	(46)
Balance at October 4, 2025	60	$1,026	$(2,944)	$(42)	$4,155	$2,195

	Forty Weeks Ended October 5, 2024
	Common Stock and Additional Paid-In Capital		Treasury Stock, at Cost	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 30, 2023	60	$946	$(2,933)	$(52)	$4,559	$2,520
Net income	—	—	—	—	79	79
Total other comprehensive income	—	—	—	9	—	9
Share-based compensation	—	39	—	—	—	39
Common stock issued under employee benefit plans	—	3	—	—	—	3
Repurchases of common stock	—	—	(6)	—	—	(6)
Dividends declared ($0.75 per common share)	—	—	—	—	(46)	(46)
Balance at October 5, 2024	60	$988	$(2,939)	$(43)	$4,592	$2,598

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

Advance Auto Parts, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions) (Unaudited)

	Forty Weeks Ended
	October 4, 2025	October 5, 2024
Cash flows from operating activities:
Net income	$38	$79
Net income from discontinued operations	—	56
Net income from continuing operations	38	23
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	214	217
Share-based compensation	29	34
Loss (gain) on sale and impairment of long-lived assets, net	23	(14)
Expected future credit losses, net	50	23
Provision for deferred income taxes	(27)	24
Other, net	14	3
Net change in:
Receivables, net	46	(84)
Inventories, net	(75)	(152)
Operating lease right of use assets	41	(43)
Other assets	(57)	(3)
Accounts payable	(270)	(25)
Accrued expenses	(37)	31
Operating lease liabilities	(108)	47
Other liabilities	1	—
Net cash (used in) provided by operating activities of continuing operations	(118)	81
Net cash provided by operating activities of discontinued operations	—	77
Net cash (used in) provided by operating activities	(118)	158
Cash flows from investing activities:
Purchases of property and equipment	(159)	(130)
Proceeds from sales of property and equipment	22	14
Net cash used in investing activities of continuing operations	(137)	(116)
Net cash used in investing activities of discontinued operations	—	(8)
Net cash used in investing activities	(137)	(124)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,950	—
Repayment of long-term debt	(300)	—
Debt issuance costs	(42)	—
Dividends paid	(45)	(45)
Proceeds from the issuance of common stock	3	3
Repurchases of common stock	(4)	(6)
Other, net	(3)	(10)
Net cash provided by (used in) financing activities	1,559	(58)

Effect of exchange rate changes on cash	1	12

	Forty Weeks Ended
	October 4, 2025	October 5, 2024
Net increase (decrease) in cash and cash equivalents	1,305	(12)
Cash and cash equivalents, beginning of period	1,869	503
Cash and cash equivalents, end of period	$3,174	$491

Non-cash transactions of continuing operations:
Accrued purchases of property and equipment	$23	$9
Transfers of property and equipment from (to) assets related to discontinued operations to (from) continuing operations	—	7
Accrued debt issuance costs	4	—

Summary of cash and cash equivalents:
Cash and cash equivalents of continuing operations, end of period	3,174	464
Cash and cash equivalents of discontinued operations, end of period	—	27
Cash and cash equivalents, end of period	$3,174	$491

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

As of October 4, 2025, the Company operated a total of 4,297 stores primarily within the United States, with additional locations in Canada, Puerto Rico and the U.S. Virgin Islands. In addition, as of October 4, 2025, the Company served 814 independently owned Carquest branded stores across the same geographic locations served by the Company’s stores, in addition to Mexico and various Caribbean islands. The Company’s stores operate primarily under the trade names “Advance Auto Parts” and “Carquest”.

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

Change in Presentation

Prior to fiscal 2025, the Company presented its condensed consolidated financial statements and notes to the condensed consolidated financial statements in thousands. Effective in fiscal 2025, such amounts are presented in millions, except par value share amounts and per share data, unless otherwise stated. Certain prior year amounts have been reclassified to conform to the current year presentation, including the separate disclosure of the non-cash expense for expected future credit losses. operating lease right of use assets, other assets, operating lease liabilities and other liabilities, on the condensed consolidated statements of cash flows. This change in presentation does not have a material impact on the condensed consolidated financial statements.

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

Targeted Improvements to the Accounting for Internal-Use Software

In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software: Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”), which makes targeted improvements to the accounting for internal-use software by removing references to “development stages”. The update also clarifies the criteria for capitalization, which begins when both of the following occur: (1) management has authorized and committed to funding the software project and (2) it is probable that the project will be completed and the software will be used to perform the function intended. ASU 2025-06 is effective for annual reporting periods beginning after December 15, 2027, and for interim periods within those annual reporting periods, with early adoption permitted. The amendment in ASU 2025-06 can be applied prospectively, retrospectively, or via a modified prospective transition method. The Company is currently evaluating the impact of adopting ASU 2025-06 on the consolidated financial statements and related disclosures.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Amounts presented in millions, except per share data, unless otherwise stated)
(Unaudited)
2.    Revenues

The following table summarizes disaggregated revenue from contracts with customers by product group from continuing operations:

	Twelve Weeks Ended		Forty Weeks Ended
	October 4, 2025	October 5, 2024	October 4, 2025	October 5, 2024
Percentage of Net Sales:
Parts and Batteries	65%	64%	63%	63%
Accessories and Chemicals	20	21	22	22
Engine Maintenance	14	14	14	14
Other	1	1	1	1
Total	100%	100%	100%	100%

There were no major customers individually accounting for 10% or more of consolidated net revenues.

3.     Restructuring

2024 Restructuring Plan

On November 13, 2024, the Company’s Board of Directors approved a restructuring and asset optimization plan (“2024 Restructuring Plan”) designed to improve the Company’s profitability and growth potential and streamline its operations. This plan contemplated the closure of approximately 500 stores, approximately 200 independent locations and four distribution centers by mid-2025, as well as headcount reductions. The Company completed the closure of all of these locations during the first quarter of 2025.

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

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Amounts presented in millions, except per share data, unless otherwise stated)
(Unaudited)

	Twelve Weeks Ended		Forty Weeks Ended
2024 Restructuring Plan Expenses:	October 4, 2025	October 5, 2024	October 4, 2025	October 5, 2024
Selling, general and administrative expenses:
Impairment and write-down of long-lived assets	$15	$—	$67	$—
Severance and other personnel expenses	—	—	15	—
Other location closure related expenses (1)	7	—	63	—
2024 Restructuring Plan Expenses	$22	$—	$145	$—

Other Restructuring Plan Expenses:
Cost of sales:
Distribution network optimization	$4	$—	$9	$—
Selling, general and administrative expenses:
Distribution network optimization	6	9	15	14
Impairment and write-down of long-lived assets	3	—	9	—
Worldpac post transaction-related expenses	2	—	7	—
Other restructuring expenses (2)	—	4	4	7
Other Restructuring Plan Expenses	$15	$13	$44	$21
(1) Other location closure related activity for the twelve weeks ended October 4, 2025 includes $2 million of nonrecurring services rendered by third-party vendors assisting with the 2024 Restructuring Plan and $5 million of other related expenses associated with location closures, including the transfer of assets. Other location closure related activity for the forty weeks ended October 4, 2025 includes $37 million of nonrecurring services rendered by third-party vendors assisting with the 2024 Restructuring Plan, $7 million for reserves on independent loans and $19 million of other related expenses associated with location closures, including the transfer of assets.
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

	Professional service fees	Severance and other personnel expenses
Balance at December 28, 2024	$23	$14
Restructuring expenses during the period	45	30
Cash payments	(66)	(40)
Balance at October 4, 2025	$2	$4

As of October 4, 2025, the cumulative amount incurred to date for active restructuring plans totaled $930 million, consisting of write-down of inventory to net realizable value in the fourth quarter of fiscal 2024, lease termination impacts, other exit-related expenses related to ceased use buildings and certain employee termination benefits. The Company estimates that it will incur additional expenses of approximately $20 million to $30 million under the active restructuring plans. These expenses primarily relate to lease terminations, professional services, and other exit costs, substantially all of which the Company expects to be incurred by the end of fiscal year 2025, with certain expenses, primarily related to closed store and distribution center leases, expected to continue into fiscal year 2026.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Amounts presented in millions, except per share data, unless otherwise stated)
(Unaudited)

4.    Inventories, net

The Company used the last in, first out (“LIFO”) method of accounting for approximately 92% of inventories as of October 4, 2025 and December 28, 2024, respectively. An actual valuation of inventory under the LIFO method is performed at the end of each fiscal year based on inventory levels and carrying costs at that time. Accordingly, interim LIFO calculations are based on the Company’s estimates of expected inventory levels and costs at the end of the year. The Company’s LIFO debit/(credit) reserve balance was $(48) million and $(11) million as of October 4, 2025 and December 28, 2024, respectively, to state inventories at LIFO. Increases to the Company’s LIFO credit reserve balance are recorded as a noncash charge to cost of sales and decreases are recorded as a non-cash benefit to cost of sales. The non-cash (benefit) expense recorded to cost of sales related to the change in the LIFO credit reserve for the periods presented was as follows:

	Twelve Weeks Ended		Forty Weeks Ended
	October 4, 2025	October 5, 2024	October 4, 2025	October 5, 2024
LIFO credit reserve (benefit) expense	$33	$(35)	$37	$(69)

The effect of LIFO liquidations for the forty weeks ended October 4, 2025 was a decrease to cost of sales of $4 million and an increase to net earnings of $3 million, or ($0.05) per diluted share. There was no impact from LIFO liquidations for the twelve weeks ended ended October 4, 2025 and for the twelve and forty weeks ended October 5, 2024.

Purchasing and warehousing costs included in inventories as of October 4, 2025 and December 28, 2024 were $400 million and $368 million, respectively.

5.    Receivables, net

Receivables, net, consisted of the following:

	October 4, 2025	December 28, 2024
Trade	$428	$417
Vendor	133	157
Other	11	28
Total receivables	572	602
Less: allowance for credit losses	(89)	(58)
Receivables, net	$483	$544

The Company regularly reviews accounts receivable, vendor and other balances and maintains allowances for credit losses estimated whenever events or circumstances indicate the carrying value may not be recoverable and updates its estimate of credit losses each reporting period based on new information that becomes available. The Company considers the following factors when determining if collection is reasonably assured: customer creditworthiness, past transaction history with the customer, current economic and industry trends and changes in customer payment terms. The Company controls credit risk through credit approvals, credit limits and accounts receivable and credit monitoring procedures.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Amounts presented in millions, except per share data, unless otherwise stated)
(Unaudited)
In the third quarter of fiscal 2025, one of the Company’s vendors, a leading auto parts supplier for the automotive aftermarket industry, filed voluntary petitions for Chapter 11 bankruptcy protection with the U.S. Bankruptcy Court for the Southern District of Texas. The vendor has secured short-term financing through a debtor-in-possession (“DIP”) loan, however, Chapter 11 proceedings carry inherent risks with respect to a company’s ability to continue operations and maintain adequate liquidity to satisfy current and future obligations. As a result of these events, the Company recorded a non-cash charge of $28 million to cost of sales in the third quarter of fiscal 2025, within the condensed consolidated statement of operations, reflecting estimated future credit losses on certain vendor receivables due from the vendor. The estimate was developed utilizing a probability weighted cash-flow model adjusted for risks associated with credit risk deterioration for companies that enter Chapter 11 bankruptcy proceedings.

6.    Long-term Debt and Fair Value of Financial Instruments

Long-term debt, net of unamortized discount and debt issuance costs, consisted of the following:

	October 4, 2025	December 28, 2024
5.90% Senior Unsecured Notes due March 9, 2026	$—	$300
1.75% Senior Unsecured Notes due October 1, 2027	350	350
5.95% Senior Unsecured Notes due March 9, 2028	300	300
3.90% Senior Unsecured Notes due April 15, 2030	500	500
7.00% Senior Unsecured Notes due August 1, 2030	975	—
3.50% Senior Unsecured Notes due March 15, 2032	350	350
7.375% Senior Unsecured Notes due August 1, 2033	975	—
Total principal of long-term debt and current maturities of long-term debt	3,450	1,800
Less: Unamortized discounts and debt issuance costs	(39)	(11)
Total debt, net	3,411	1,789
Less: Current portion of long-term debt	—	—
Long-term debt, excluding the current portion	$3,411	$1,789

Fair Value of Financial Assets and Liabilities

As of October 4, 2025 and December 28, 2024, the fair value of the Company’s long-term debt, which includes the current portion of long-term debt, was approximately $3.4 billion and $1.6 billion, respectively. The fair value of the Company’s long-term debt was determined using Level 2 inputs based on quoted market prices. The carrying amounts of the Company’s cash and cash equivalents, receivables, net, accounts payable and accrued expenses approximate their fair values due to the relatively short-term nature of these instruments.

Long-term debt

On August 4, 2025, the Company issued (i) $975 million in aggregate principal amount of 7.000% Senior Notes due 2030 (the “2030 Notes”) and (ii) $975 million in aggregate principal amount of 7.375% Senior Notes due 2033 (collectively, the “Senior Unsecured Notes”) in a private transaction exempt from the registration requirements of the Securities Act of 1933, as amended (the “Act”). Interest on the Senior Unsecured Notes is payable in cash on February 1 and August 1 of each year, commencing on February 1, 2026. The 2030 Notes will mature on August 1, 2030, and the 2033 Notes will mature on August 1, 2033. Net proceeds from the issuance of the Senior Unsecured Noted were $1.9 billion, net of direct transaction and closing costs. The Senior Unsecured Notes are guaranteed by each of the Company’s wholly-owned domestic subsidiaries that also guarantee the Company’s new asset-based loan revolving credit facility (the “ABL Facility”) as further discussed below.

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

Following the closing of the issuance of the Senior Unsecured Notes, the Company utilized a portion of the net proceeds to redeem in full its outstanding $300 million in aggregate principal amount of 5.90% senior unsecured notes due 2026 and the Company recorded a loss of $3 million on redemption in the third quarter of fiscal 2025 associated with this extinguishment. The remaining proceeds from the issuance are available for general corporate purposes, and, as further discussed under “Credit Facilities” below, certain of our cash and cash equivalents, are designated as qualified cash and are subject to customary “springing” control agreements, as defined in the ABL Facility Agreement.

Future Payments

As of October 4, 2025, the aggregate future annual maturities of long-term debt instruments were as follows:

Year	Amount
2026	$—
2027	350
2028	300
2029	—
2030	1,475
Thereafter	1,325
$3,450

Credit Facilities

On August 12, 2025, the Company’s $1 billion revolving credit facility (the “2021 Credit Agreement”) was terminated and replaced by the ABL Facility. The Company recorded a $6 million loss on extinguishment of the 2021 Credit Agreement during the third quarter of fiscal 2025. The ABL Facility provides for a five-year senior secured first lien asset-based revolving credit facility of up to $1 billion with an uncommitted accordion feature that provides for additional credit extensions up to $500 million. Our ability to draw upon the ABL Facility is subject to the available borrowing base. Outstanding amounts under the ABL Facility will accrue interest at a floating rate, which, at the Company’s election, can be either (i) SOFR plus an applicable margin or (ii) an alternative base rate plus an applicable margin. The applicable rate varies based on Average Historical Excess Availability (as defined in the ABL Facility Agreement) from (i) with respect to base rate loans, 0.25% to 0.75% and (b) with respect to SOFR loans, 1.25% to 1.75% and resets quarterly on a prospective basis and is, in part, derived based-upon the utilization of the facility. Interest is payable on a quarterly basis. Unused commitments under the ABL Facility will accrue an unused commitment fee of either 0.30% or 0.25% per annum, depending on average utilization. As of October 4, 2025 and December 28, 2024, the Company had no outstanding borrowings under its ABL Facility and 2021 Credit Agreements, respectively. As of October 4, 2025 the Company had $741 million of borrowing availability and $259 million letters of credit outstanding under the ABL Facility. As of December 28, 2024, the Company had $1 billion of borrowing availability and no letters of credit outstanding under the 2021 Credit Agreement.

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

In accordance with the ABL Facility, the Company is required to hold cash and cash equivalents in designated accounts with lenders, referred to as Qualified Cash Accounts as defined in the ABL Facility. As of October 4, 2025, $2.3 billion was designated as Qualified Cash. These amounts are unrestricted and the Company is able to direct, and have sole control over, the manner of disposition of funds in such accounts, subject to: 1) maintaining a minimum availability under the ABL facility of at least the greater of (i) 12.5% of the Line Cap and (ii) $125 million; and 2) maintaining excess availability under the ABL Facility of at least $400 million. The Qualified Cash Accounts are subject to springing control agreements pursuant to which the cash deposited therein will become restricted in the event of default or a breach of such covenants. The Company was in compliance with its covenants related to the ABL Facility as of October 4, 2025.

As of October 4, 2025 and December 28, 2024, the Company had $89 million and $91 million, respectively, of bilateral letters of credit issued separately from the ABL Facility and 2021 Credit Agreement, respectively, none of which were drawn upon. These bilateral letters of credit generally have a term of one year or less and primarily serve as collateral for the Company’s self-insurance policies.

Debt Guarantees

The Company is a guarantor of loans made by banks to various independently-owned Carquest-branded stores that are or, prior to the 2024 Restructuring Plan, were customers of the Company totaling $76 million and $98 million as of October 4, 2025 and December 28, 2024, respectively. These loans are collateralized by security agreements on merchandise inventory and other assets of the borrowers. The approximate value of the inventory collateralized by these agreements was $157 million and $181 million as of October 4, 2025 and December 28, 2024, respectively. The Company continuously assesses the likelihood of performance under these guarantees and believes that performance is remote as of October 4, 2025.

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

Total lease cost is included in cost of sales and total selling, general and administrative expenses in the accompanying condensed consolidated statements of operations and is recorded net of immaterial sublease income. Total lease costs are comprised of the following:

	Twelve Weeks Ended		Forty Weeks Ended
	October 4, 2025	October 5, 2024	October 4, 2025	October 5, 2024
Operating lease cost	$107	$121	$391	$396
Variable lease cost	34	34	123	120
Total lease cost	$141	$155	$514	$516

During the twelve and forty weeks ended October 4, 2025, the Company recorded $12 million and $52 million, respectively, primarily related to accelerated amortization on leases the Company expects to exit before the end of the contractual term, and non-cash asset impairment, net of gains on lease modifications and terminations. These amounts are recorded in restructuring and related expenses within the accompanying condensed consolidated statements of operations. See Note 3. Restructuring, of the notes to the condensed consolidated financial statements included herein.

Other information relating to the Company’s lease liabilities was as follows:

	Forty Weeks Ended
	October 4, 2025	October 5, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$458	$401
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$284	$387

During the first quarter of 2024, the Company entered into a sale-leaseback transaction where the Company sold a building and land and entered into a three-year lease of the property upon the sale. This transaction resulted in a gain of $22 million and is included in selling, general and administrative expenses on the condensed consolidated statement of operations for the forty weeks ended October 5, 2024.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Amounts presented in millions, except per share data, unless otherwise stated)
(Unaudited)
8.    Earnings (loss) per Share

The computations of basic and diluted earnings per share were as follows:

	Twelve Weeks Ended		Forty Weeks Ended
	October 4, 2025	October 5, 2024	October 4, 2025	October 5, 2024
Numerator
Income (loss) from continuing operations	$(1)	$(25)	$38	$23
Income from discontinued operations	—	19	—	56
Net income (loss) applicable to common shares	$(1)	$(6)	$38	$79

Denominator
Basic weighted-average common shares	60.0	59.7	59.9	59.6
Dilutive impact of share-based awards	—	0.2	0.6	0.3
Diluted weighted-average common shares(1)	60.0	59.9	60.5	59.9

Basic earnings (loss) per common share from continuing operations	$(0.02)	$(0.42)	$0.63	$0.38
Basic earnings per common share from discontinued operations	—	0.32	—	0.95
Basic earnings (loss) per common share	$(0.02)	$(0.10)	$0.63	$1.33

Diluted earnings (loss) per common share from continuing operations	$(0.02)	$(0.42)	$0.63	$0.38
Diluted earnings per common share from discontinued operations	—	0.32	—	0.94
Diluted earnings (loss) per common share	$(0.02)	$(0.10)	$0.63	$1.32
(1) For the twelve weeks ended October 4, 2025, the number of shares utilized in the computation of diluted weighted earnings per share from continuing operations is equal to the basic weighted-average common shares as the effect of incremental dilutive shares would be anti-dilutive as a result of incurring a net loss. For the twelve weeks ended October 4, 2025 and October 5, 2024, 1.4 million and 0.6 million, respectively, of restricted stock units (“RSUs”) were excluded from the diluted weighted-average common share count calculation as their inclusion would have been anti-dilutive. For the forty weeks ended October 4, 2025 and October 5, 2024, 0.8 million and 0.5 million, respectively, of RSUs were excluded from the diluted calculation as their inclusion would have been anti-dilutive.

Advance Auto Parts, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Amounts presented in millions, except per share data, unless otherwise stated)
(Unaudited)
9. Supplier Finance Programs

Certain of the Company’s suppliers enter into agreements with third-party financial institutions to obtain enhanced receivables options. These arrangements are commonly referred to and known in the industry as supply chain financing programs. Through these agreements, the Company’s suppliers, at their sole discretion, may elect to sell their receivables due from the Company to the third-party financial institution at terms negotiated between the supplier and the third-party financial institution. The Company does not provide any guarantees to any third-party in connection with these financing arrangements. The Company’s obligations to suppliers, including amounts due and scheduled payment terms, are not impacted, and no assets are pledged under the agreements. All outstanding amounts due to third-party financial institutions related to suppliers participating in such financing arrangements are recorded within accounts payable and represent obligations outstanding under these supplier finance programs for invoices that were confirmed as valid and owed to the third-party financial institutions in the Company’s condensed consolidated balance sheets. As of October 4, 2025, and December 28, 2024, the confirmed obligations outstanding under these supplier finance programs to third-party financial institutions were $2.7 billion and $3.2 billion, respectively. As of October 4, 2025, and December 28, 2024, $16 million and $0.4 billion, respectively, is excluded from the Company’s accounts payable balance on the Company’s condensed consolidated balance sheets, as such amounts represent liabilities of Worldpac transferred with the sale of the business in fiscal 2024. Under the provisions of the sale, the Company will provide certain letters of credit to the buyer to support supply chain financing for the buyer. See Note 12. Discontinued Operations, of the notes to the condensed consolidated financial statements included herein.

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

	Twelve Weeks Ended		Forty Weeks Ended
	October 4, 2025	October 5, 2024	October 4, 2025	October 5, 2024
Net sales	$2,036	$2,148	$6,628	$7,098
Less:
Cost of sales	$1,155	$1,240	$3,764	$4,037
Selling, general and administrative expenses (1)	774	843	2,616	2,764
Restructuring and related expenses	33	13	180	21
Depreciation and amortization expense (2)	52	52	155	169
Interest expense	40	19	86	62
Other segment items (3)	(16)	(2)	(61)	(12)
Income tax (benefit) expense	(1)	8	(150)	34
Net income from continuing operations	$(1)	$(25)	$38	$23
(1) Selling, general and administrative expenses, excludes restructuring and related expenses and depreciation and amortization.
(2) The twelve weeks ended October 4, 2025 excluded $11 million and $5 million of depreciation and amortization expense included within cost of sales and restructuring, respectively, and $12 million and $2 million, respectively, for the twelve weeks ended October 5, 2024. The forty weeks ended October 4, 2025 excluded $38 million and $21 million of depreciation and amortization expense included within cost of sales and restructuring, respectively, and $44 million and $4 million, respectively, for the forty weeks ended October 5, 2024.
(3) Other segment items relates to interest income, loss on extinguishment of debt, and income recognized from the transition services (“TSA Services”) agreement with Worldpac that commenced in the fourth quarter of fiscal 2024, included in total other, net, in the accompanying condensed consolidated statements of operations.

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

The following table presents the major components of discontinued operations in the Company's condensed consolidated statements of operations:

	Twelve Weeks Ended	Forty Weeks Ended
	October 5, 2024	October 5, 2024
Major classes of line items constituting income of discontinued operations before provision for income taxes:
Net Sales	$497	$1,636
Cost of sales, including purchasing and warehousing costs	330	1,079
Gross profit	167	557
Selling, general and administrative expenses	138	476
Operating income	29	81
Other, net:
Other income (expense), net	—	(3)
Total other, net	—	(3)
Income from discontinued operations related to major classes before provision for income taxes	29	78
Income tax expense	10	22
Net income from discontinued operations	$19	$56

13. Income Taxes

The Company’s effective tax rate benefit for the forty weeks ended October 4, 2025 was higher than the estimated annual effective tax rate benefit, primarily due to a net discrete tax benefit of $126 million realized in the first quarter of fiscal 2025 related to certain tax benefits associated with capital loss deductions.

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (“OBBBA”). The OBBBA makes key elements of the Tax Cuts and Jobs Act permanent, including 100% bonus depreciation and the business interest expense limitation, among others. The Company has determined the OBBBA has an immaterial impact to the Company’s provision for income taxes and deferred tax balances. ASC 740, “Income Taxes”, requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted, which occurred during the Company’s second quarter of fiscal 2025. Therefore, the Company has reflected the effect of the OBBBA within the provision for income taxes for the twelve and forty weeks ended October 4, 2025 and deferred tax balances as of October 4, 2025.

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

Third Quarter Fiscal 2025 Management Overview

The Company’s financial results from continuing operations for the third quarter of 2025 includes:

•Net sales during the third quarter of fiscal 2025 were $2.0 billion, a decrease of 5.2% compared with the third quarter of fiscal 2024. Comparable store sales increased by 3.0%.
•Gross profit margin for the third quarter of 2025 was 43.3% of net sales, an increase of 100 basis points compared with the third quarter of fiscal 2024. Gross profit margin for the third quarter of 2025 was unfavorably impacted by a non-cash charge of $28 million reflecting expected future credit losses on vendor receivables due from a vendor that filed for Chapter 11 bankruptcy protection in the third quarter of 2025.
•Selling, general and administrative expenses, exclusive of restructuring and related expenses for the third quarter of fiscal 2025 were 40.6% of net sales, a decrease of (110) basis points compared with the third quarter of fiscal 2024.
•The Company generated a diluted loss per share of $0.02 during the third quarter of fiscal 2025, compared with a diluted loss per share of $0.42 for the comparable period of 2024.

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

In the third quarter of fiscal 2025, one of the Company’s vendors, a leading auto parts supplier for the automotive aftermarket industry, filed voluntary petitions for Chapter 11 bankruptcy protection with the U.S. Bankruptcy Court for the Southern District of Texas. The vendor has secured short-term financing through a debtor-in-possession (“DIP”) loan, however, Chapter 11 proceedings carry inherent risks with respect to a company’s ability to continue operations and maintain adequate liquidity to satisfy current and future obligations. As a result of these events, the Company recorded a non-cash charge of $28 million to cost of sales in the third quarter of fiscal 2025, within the condensed consolidated statement of operations, reflecting estimated future credit losses on certain vendor receivables due from the vendor. The estimate was developed utilizing a probability weighted cash-flow model adjusted for risks associated with credit risk deterioration for companies that enter Chapter 11 bankruptcy proceedings. The Company currently continues to source products from the vendor, but is not a material supplier of the Company.

In August 2025, the Company completed various financing-related transactions, including the issuance of $1.95 billion in Senior Unsecured Notes with net proceeds of $1.6 billion, after giving effect to the redemption of the Company’s 5.90% Senior Notes due March 9, 2026 with the proceeds and direct transaction and closing costs. The Company also terminated its existing 2021 Credit Agreement which has been replaced by a new asset-based loan revolving credit facility (the “ABL Facility”). For further information related to these financing-related transactions, see Note 6. Long-term Debt and Fair Value of Financial Instruments of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 and Part I, Item 2, “Liquidity and Capital Resources” of this Quarterly Report.

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

Stores

The key factors used in selecting sites and market locations in which the Company operates include population, demographics, traffic count, vehicle profile, number and strength of competitors’ stores and the cost of real estate. During the forty weeks ended October 4, 2025, 26 stores were opened and 517 were closed, resulting in a total of 4,297 stores as of the end of the third fiscal quarter compared with a total of 4,788 stores as of December 28, 2024. The significant reduction in stores during fiscal 2025 relates to actions taken under the Company’s restructuring and related activities. See Note 3. Restructuring, of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1.

Results of Operations

	Twelve Weeks Ended				Change(1)	Basis Points
($ in millions)	October 4, 2025		October 5, 2024
Net sales	$2,036	100.0%	$2,148	100.0%	$(112)	—
Cost of sales	1,155	56.7	1,240	57.7	85	(100)
Gross profit	881	43.3	908	42.3	(27)	100
Selling, general and administrative expenses, exclusive of restructuring and related expenses	826	40.6	895	41.7	69	(110)
Restructuring and related expenses	33	1.6	13	0.6	(20)	102
Selling, general and administrative expenses	859	42.2	908	42.3	49	(8)
Operating income	22	1.1	—	—	22	108
Interest expense	(40)	(2.0)	(19)	(0.9)	(21)	(108)
Other income, net	16	0.8	2	0.1	14	69
Income tax (benefit) expense	(1)	—	8	0.4	9	(42)
Net loss	$(1)	—%	$(25)	(1.2)%	$24	111

	Forty Weeks Ended				Change(1)	Basis Points
($ in millions)	October 4, 2025		October 5, 2024
Net sales	$6,628	100.0%	$7,098	100.0%	$(470)	—
Cost of sales	3,764	56.8	4,037	56.9	273	(9)
Gross profit	2,864	43.2	3,061	43.1	(197)	9
Selling, general and administrative expenses, exclusive of restructuring and related expenses	2,771	41.8	2,933	41.3	162	49
Restructuring and related expenses	180	2.7	21	0.3	(159)	242
Selling, general and administrative expenses	2,951	44.5	2,954	41.6	3	291
Operating (loss) income	(87)	(1.3)	107	1.5	(194)	(282)
Interest expense	(86)	(1.3)	(62)	(0.9)	(24)	(42)
Other income, net	61	0.9	12	0.2	49	75
Income tax (benefit) expense	(150)	(2.3)	34	0.5	184	(274)
Net income	$38	0.6%	$23	0.3%	$15	25
(1) Represents favorable (unfavorable) year over year change
Note: Sums may not equal totals due to rounding.

Net Sales

For the twelve weeks ended October 4, 2025, net sales decreased 5.2% and comparable store sales increased 3.0% compared with the twelve weeks ended October 5, 2024. For the forty weeks ended October 4, 2025, net sales declined 6.6% and comparable store sales increased 0.7% compared with the same period in 2024. The decline in net sales for both the twelve and forty weeks ended October 4, 2025 as compared to the prior periods, was due to lower sales as a result of store closures executed under the 2024 Restructuring Plan.

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

Gross Profit

For the twelve weeks ended October 4, 2025, gross profit was $881 million, or 43.3% of net sales, compared with $908 million, or 42.3% of net sales, for the twelve weeks ended October 5, 2024. For the forty weeks ended October 4, 2025 and October 5, 2024, gross profit was $2,864 million, or 43.2% of net sales, and $3,061 million, or 43.1% of net sales, respectively. The increase in gross profit as a percentage of net sales compared to both the twelve week and forty week prior comparative periods was due to more favorable product margins, driven by strategic sourcing initiatives and pricing and lower supply chain and other related costs, offset by the $28 million non-cash charge for expected future credit losses related to vendor receivables due from a vendor that filed petitions for Chapter 11 bankruptcy protection on September 28, 2025. Gross profit as a percentage of net sales for the forty weeks ended October 4, 2025 was also adversely impacted by lower-margin liquidation sales associated with the 2024 Restructuring Plan. Total gross profit dollars decreased as a result of lower net sales stemming from store closures executed under the 2024 Restructuring Plan.

Selling, General and Administrative Expenses, Exclusive of Restructuring and Related Expenses

For the twelve weeks ended October 4, 2025, selling, general and administrative (SG&A) expenses, exclusive of restructuring and related expenses, were $826 million, or 40.6% of net sales, compared with $895 million, or 41.7% of net sales, for the twelve weeks ended October 5, 2024. For the forty weeks ended October 4, 2025, SG&A expenses, exclusive of restructuring and related expenses, were $2,771 million, or 41.8% of net sales, compared with $2,933 million, or 41.3% of net sales, for the forty weeks ended October 5, 2024. Overall SG&A expenses decreased in both the twelve week and forty weeks ended October 4, 2025, as compared to prior comparative periods, as a result of store closures executed under the 2024 Restructuring Plan reducing overhead and operating costs. SG&A expenses as a percentage of net sales for the forty weeks ended October 5, 2024, benefited from a net gain on asset sales, see Note 7. Leases, of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item1.

Restructuring and Related Expenses

For the twelve weeks ended October 4, 2025, restructuring and related expenses were $33 million, or 1.6% of net sales, compared to $13 million, or 0.6% of net sales, in the prior year comparable period. For the forty weeks ended October 4, 2025, restructuring and related expenses were $180 million, or 2.7% of net sales, compared to $21 million, or 0.3% of net sales, in the prior year comparable period. The increase in expenses as compared to the same period in fiscal 2024, relates to the Company’s 2024 Restructuring Plan which was announced during the fourth quarter of fiscal 2024. The Company estimates that it will incur additional expenses of approximately $20 million to $30 million through the remainder of fiscal 2025 related to the active restructuring plans. The expenses for both the twelve and forty weeks ended October 4, 2025, relate to lease terminations, professional services, severance and termination costs and other exit costs. We expect that the Company’s 2024 Restructuring Plan will be substantially completed by the end of fiscal 2025 with certain expenses, primarily related to closed store and distribution center leases, expected to continue into fiscal year 2026. See Note 3. Restructuring, of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1.

Interest Expense

For the twelve weeks and the forty weeks ended October 4, 2025, interest expense increased as compared to the same periods in fiscal 2024, due to an increase in the principal amount of interest bearing long-term debt in the third quarter of fiscal 2025. For further information see Note 6. Long-term Debt and Fair Value of Financial Instruments of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 and Part I, Item 2, “Liquidity and Capital Resources” of this Quarterly Report.

Other Income, Net

For the twelve weeks and the forty weeks ended October 4, 2025, other income, net increased as compared to the same periods in fiscal 2024, due to higher interest income earned from higher cash and cash equivalent balances held, driven by the proceeds received from the sale of the Worldpac business in the fourth quarter of fiscal 2024 and the issuance of $1.95 billion in Senior Unsecured Notes with net proceeds of $1.6 billion,, after the redemption of the Company’s 5.90% Senior Notes due March 2026 with the proceeds and direct transaction and closing costs in the third quarter of fiscal 2025. Other income, net also includes income recognized from the transition services (“TSA Services”) agreement with Worldpac that commenced in the fourth quarter of fiscal 2024.

Income Tax (Benefit) Expense

For the twelve weeks ended October 4, 2025 the Company’s provision for income taxes was negligible. The Company’s provision for income taxes for the twelve weeks ended October 5, 2024 was an expense of $8 million, largely attributable to a $10 million tax expense related to a book to tax difference in the stock basis of Worldpac Canada as a result of the sale of Worldpac. The Company’s provision for income taxes for the forty weeks ended October 4, 2025, was a benefit of $150 million compared with an expense of $34 million for the same period in 2024. The decrease in tax expense for the forty weeks ended October 4, 2025 was a result of a net discrete tax benefit in the first quarter of fiscal 2025 of $126 million related to certain tax benefits associated with capital loss deductions and lower income before taxes.

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (“OBBBA”). The Company has determined the OBBBA has an immaterial impact to the Company’s provision for income taxes and deferred tax balances.

Non-GAAP Financial Measures

The Company uses certain non-GAAP financial measures described below to supplement the Company’s unaudited condensed consolidated financial statements prepared and presented in accordance with GAAP and to understand and evaluate the Company’s core operating performance. These non-GAAP financial measures, which may be different than similarly titled measures used by other companies, are presented as the Company believes that such non-GAAP financial measures provide useful information about the Company’s financial performance, enhance the overall understanding of the Company’s past performance and future prospects, and allow for greater transparency with respect to important metrics used by the Company’s management for financial and operational decision-making. The Company is presenting these non-GAAP metrics to provide investors insight to the information used by the Company’s management to evaluate its business and financial performance. The Company believes that these measures provide investors increased comparability of the Company’s core financial performance over multiple periods and with other companies in the same industry. The Company may make reference to certain financial measures not derived in accordance with GAAP within Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations of this Quarterly Report. The Company’s Non-GAAP financial measures reflect results from continuing operations, including Adjusted Net Income (loss), Adjusted Diluted Earnings (loss) Per Share (“Adjusted Diluted EPS”), Adjusted Gross Profit, Adjusted Gross Profit Margin, Adjusted Sales, General and Administrative expense (“Adjusted SG&A”), Adjusted SG&A Margin, Adjusted Operating Income (loss) and Adjusted Operating Income (loss) Margin, and should not be used as a substitute for GAAP financial measures, or considered in isolation, for the purpose of analyzing the Company’s operating performance, financial position or cash flows.

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
•Other: Includes a non-cash charge related to expected future credit losses on vendor receivables due from a vendor that filed voluntary petitions for Chapter 11 bankruptcy protection.

•Other tax adjustments: Certain tax items that are unrelated to the fiscal year in which they are recorded are excluded in order to provide a clearer understanding of the Company’s ongoing Non-GAAP tax rate and after-tax earnings.

The following table includes a reconciliation of this information to the most comparable GAAP measures (in millions):

		Twelve Weeks Ended		Forty Weeks Ended
	Classification	October 4, 2025	October 5, 2024	October 4, 2025	October 5, 2024
Net income (loss) from continuing operations (GAAP)		$(1)	$(25)	$38	$23
Cost of sales adjustments:
Transformation expenses:
Distribution network optimization	Restructuring	4	—	9	—
Expected future credit loss related to vendor receivables(1)	Non-restructuring	28	—	28	—
Selling, general and administrative adjustments:
Transformation expenses:
Restructuring and other related expenses (2)	Restructuring	7	4	78	5
Impairment and write-down of long-lived assets (3)	Restructuring	18	—	76	—
Distribution network optimization	Restructuring	6	9	15	14
Other expenses:
Other professional service fees	Non-restructuring (6)	3	—	12	—
Worldpac post transaction-related expenses	Restructuring	2	—	7	—
Executive turnover	Restructuring	—	—	4	2
Material weakness remediation	Non-restructuring	—	1	1	4
Cybersecurity incident	Non-restructuring	—	2	—	3
Other income adjustments:
TSA services		(1)	—	(8)	—
Losses on extinguishment of debt		9	—	9	—
Provision for income taxes on adjustments (4)		(19)	(4)	(58)	(7)
Other tax (benefit) expense adjustments (5)		—	10	(126)	10
Adjusted net income (loss) (Non-GAAP)		$56	$(3)	$85	$54

Diluted earnings (loss) per share from continuing operations (GAAP)		$(0.02)	$(0.42)	$0.63	$0.38
Adjustments, net of tax		0.94	0.37	0.77	0.52
Adjusted diluted earnings (loss) per share (Non-GAAP) (7)		$0.92	$(0.05)	$1.40	$0.90
(1) Reflects a charge for expected future credit losses related to vendor receivables due from a vendor that filed petitions for Chapter 11 bankruptcy protection on September 28, 2025.

(2) Restructuring and other related expenses for the twelve weeks ended October 4, 2025 includes $2 million of nonrecurring services rendered by third-party vendors assisting with the 2024 Restructuring Plan and $5 million of other related expenses associated with location closures, including the transfer of assets. Restructuring and other related expenses for the forty weeks ended October 4, 2025 includes $37 million of nonrecurring services rendered by third-party vendors assisting with the 2024 Restructuring Plan, $15 million of severance and other labor related costs, $7 million for reserves on independent loans and $19 million of other related expenses associated with location closures, including the transfer of assets.
(3) The Company recorded incremental accelerated depreciation and amortization for property and equipment and ROU assets of $7 million and impairment charges for ROU assets and property and equipment of $11 million, net of gains on sales, for the twelve weeks ended October 4, 2025. The Company recorded incremental accelerated depreciation and amortization for property and equipment and ROU assets of $55 million and impairment charges for ROU assets and property and equipment of $21 million, net of gains on sale, for the forty weeks ended October 4, 2025.
(4) The income tax impact of non-GAAP adjustments is calculated using the estimated tax rate in effect for the respective non-GAAP adjustments.
(5) Income tax (benefit) expenses included a discrete non-recurring tax benefit associated with capital loss deductions effectuated in the first quarter of fiscal 2025. The benefit has been excluded from Non-GAAP results in order to provide a clearer understanding of ongoing Non-GAAP tax rate and after-tax earnings.
(6) Other professional service fees in fiscal 2024 were classified as restructuring and related expenses based on the underlying activity to which they related.
(7) Refer to the reconciliation of diluted weighted-average common shares outstanding (GAAP) to adjusted diluted weighted-average common shares outstanding (Non-GAAP) which is the denominator utilized to calculate adjusted diluted earnings (loss) per share (Non-GAAP). Adjusted diluted weighted-average common shares outstanding (Non-GAAP) includes the dilutive impact of share-based awards as such shares are considered dilutive in consideration of the Company’s Non-GAAP earnings for the period.

Reconciliation of Adjusted Diluted Weighted-Average Common Shares Outstanding
	Twelve Weeks Ended		Forty Weeks Ended
(shares in millions)	October 4, 2025	October 5, 2024	October 4, 2025	October 5, 2024
Diluted Weighted-Average Common Shares Outstanding (GAAP)	60.0	59.9	60.5	59.9
Dilutive impact of share-based awards (1)	0.9	—	—	—
Adjusted Diluted Weighted-Average Common Shares Outstanding (Non-GAAP)	60.9	59.9	60.5	59.9
(1) For the twelve weeks ended October 4, 2025, 0.5 million shares of restricted stock units (“RSUs”) were excluded from the diluted weighted-average common share count calculation as their inclusion would have been anti-dilutive.

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

	October 4, 2025	December 28, 2024	Change
Cash and cash equivalents	$3,174	$1,869	$1,305

The increase in cash and cash equivalents was primarily due to the issuance of $1.95 billion in Senior Unsecured Notes with net proceeds of $1.6 billion, after giving effect to the redemption of the Company’s 5.90% Senior Notes due 2026 with the proceeds and direct transaction and closing costs in the third quarter of fiscal 2025, offset by net cash used in operating activities of $118 million, primarily as a result of changes in net working capital, inclusive of cash payments made in the period related to the Company’s 2024 Restructuring Plan, $137 million used for purchases of property and equipment, net of proceeds from sales, and the payment of $45 million in dividends.

In addition to cash and cash equivalents presented above, as of October 4, 2025, the Company also maintained access to $741 million in undrawn capacity through the Company’s $1.0 billion asset-based revolving credit facility (the “ABL Facility”). As of October 4, 2025 approximately $2.3 billion was designated as Qualified Cash as defined in the ABL Facility.

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

	Forty Weeks Ended
(in millions)	October 4, 2025	October 5, 2024
Net cash (used in) provided by operating activities of continuing operations	$(118)	$81
Net cash provided by operating activities of discontinued operations	—	77
Net cash used in investing activities of continuing operations	(137)	(116)
Net cash used in investing activities of discontinued operations	—	(8)
Net cash provided by (used in) financing activities	1,559	(58)
Effect of exchange rate changes on cash	1	12
Net increase (decrease) in cash and cash equivalents	$1,305	$(12)

Operating Activities

For the forty weeks ended October 4, 2025, cash used in operating activities changed unfavorably by $199 million compared with the same period of prior year. The decrease as compared to the comparative period was due to changes in net working capital, inclusive of cash payments made in the period related to the Company’s 2024 Restructuring Plan.

Investing Activities

For the forty weeks ended October 4, 2025, cash flows used in investing activities increased by $21 million compared with the forty weeks ended October 5, 2024, with higher spend on property and equipment in the current period, partially offset by higher proceeds from the sale of property and equipment.

Financing Activities

For the forty weeks ended October 4, 2025, cash flows provided by financing activities was $1,559 million, an increase of $1,617 million as compared with the forty weeks ended October 5, 2024. The increase in cash generated from financing activities was due to the issuance of $1.95 billion in Senior Unsecured Notes with net proceeds of $1.6 billion, after giving effect to the redemption of the Company’s 5.90% Senior Notes due 2026 with the proceeds and direct transaction and closing costs.

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

Restructuring Activities

On November 13, 2024, the Company’s Board of Directors approved the 2024 Restructuring Plan, which was designed to improve the Company’s profitability and growth potential and streamline its operations. In fiscal 2023, the Company also announced a strategic and operational plan to streamline the Company’s supply chain by configuring a multi-echelon supply chain by leveraging current asset and operating fewer, more productive distribution centers that focus on replenishment and move more parts closer to the customer. The Company estimates that it will incur additional expenses of approximately $20 million to $30 million through the remainder of fiscal 2025, of which approximately $10 million to $20 million is expected to be cash expenses, primarily composed of lease terminations and other exit expenses and professional services, by the end of fiscal year 2025 with certain expenses, primarily related to closed store and distribution center leases, expected to continue into fiscal year 2026. For further information, see Note 3. Restructuring, of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1.

Long-Term Debt

As of October 4, 2025 and December 28, 2024, the Company had outstanding long-term debt totaling $3.4 billion and $1.8 billion, respectively.

On August 4, 2025, the Company issued (i) $975 million in aggregate principal amount of 7.000% Senior Notes due 2030 (the “2030 Notes”) and (ii) $975 million in aggregate principal amount of 7.375% Senior Notes due 2033 (collectively, the “Senior Unsecured Notes”) in a private transaction exempt from the registration requirements of the Securities Act of 1933, as amended (the “Act”). Interest on the Senior Unsecured Notes is payable in cash on February 1 and August 1 of each year, commencing on February 1, 2026. The 2030 Notes will mature on August 1, 2030, and the 2033 Notes will mature on August 1, 2033. Net proceeds from the issuance of the Senior Unsecured Noted were approximately $1.9 billion, net of direct transaction and closing costs. The Senior Unsecured Notes are guaranteed by each of the Company’s wholly-owned domestic subsidiaries that also guarantee the ABL Facility.

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

Following the closing of the issuance of the Senior Unsecured Notes, the Company utilized a portion of the net proceeds to redeem in full its outstanding $300 million in aggregate principal amount of 5.90% Senior Notes due 2026 and recorded a loss of $3 million on redemption in the third quarter of fiscal 2025 associated with this extinguishment. The remaining proceeds from the issuance are available for general corporate purposes, and, as of October 4, 2025, approximately $2.3 billion of cash and cash equivalents, was designated as qualified cash and are subject to customary “springing” control agreements, as described in the ABL Facility Agreement.

For further details, see Note 6. Long-term Debt and Fair Value of Financial Instruments of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1.

Credit Facilities

On August 12, 2025, the Company’s $1 billion revolving credit facility (the “2021 Credit Agreement”) was terminated and replaced by the ABL Facility. The Company recorded a $6 million loss on extinguishment of the 2021 Credit Agreement during the third quarter of fiscal 2025. The ABL Facility provides for a five-year senior secured first lien asset-based revolving credit facility of up to $1 billion with an uncommitted accordion feature that provides for additional credit extensions up to $500 million. Our ability to draw upon the ABL Facility is subject to the available borrowing base. Outstanding amounts under the ABL Facility will accrue interest at a floating rate, which, at the Company’s election, can be either (i) SOFR plus an applicable margin or (ii) an alternative base rate plus an applicable margin. The applicable rate varies based on Average Historical Excess Availability (as defined in the ABL Facility Agreement) from (i) with respect to base rate loans, 0.25% to 0.75% and (b) with respect to SOFR loans, 1.25% to 1.75% and resets quarterly on a prospective basis and is, in part, derived based-upon the utilization of the facility. Interest is payable on a quarterly basis. Unused commitments under the ABL Facility will accrue an unused commitment fee of either 0.30% or 0.25% per annum, depending on average utilization.

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

As of October 4, 2025, the Company had no outstanding borrowings, $741 million of borrowing availability and $259 million letters of credit outstanding under the ABL Facility. As of December 28, 2024, the Company had no outstanding borrowings, $1 billion of borrowing availability and no letters of credit outstanding under the 2021 Credit Agreement. The Company was in compliance with its covenants related to the ABL Facility as of October 4, 2025.

As of October 4, 2025 and December 28, 2024, the Company also had $89 million and $91 million, respectively, of bilateral letters of credit issued separately from the ABL Facility and 2021 Credit Agreement, respectively, none of which were drawn upon. These bilateral letters of credit generally have a term of one year or less and primarily serve as collateral for the Company’s self-insurance policies.

For further details, see Note 6. Long-term Debt and Fair Value of Financial Instruments of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1., respectively.

Additional Capital Requirements

Expected working and other capital requirements, including Contractual and Off-Balance Sheet Obligations are described in the Company’s 2024 Annual Report on Form 10-K in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As of October 4, 2025, other than for the changes disclosed in the “Notes to Condensed Consolidated Financial Statements”, and “Liquidity and Capital Resources” in this Quarterly Report, there have been no other material changes to the Company’s expected working and other capital requirements described in the Company’s 2024 Annual Report on Form 10-K.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rates on all of the Company’s long-term debt, inclusive of the August 2025 Senior Unsecured Notes, are fixed and not subject to interest rate risk. The Company’s new ABL Facility may be exposed to interest rate risk as interest on borrowings under the ABL Facility accrue interest based on either (i) SOFR plus an applicable margin or (ii) an alternative base rate plus an applicable margin, however, as of October 4, 2025, the Company had no borrowings outstanding under its ABL Facility. The Company also generates interest income on cash and cash equivalents. These interest rates as subject to changes in market conditions and interest rate risk. There was a material increase in the Company’s cash and cash equivalents during the third quarter of 2025, due to the net proceeds received from the issuance the new Senior Unsecured Notes and redemption of the previously outstanding 5.90% Senior Notes due 2026. A hypothetical 100 basis points change in interest rates would have an annualized impact of approximately $32 million based on our balance of cash and cash equivalents as of October 4, 2025.

There have been no other significant changes in the Company’s exposure to market risk since December 28, 2024. See “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in the Company’s 2024 Form 10-K.

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

Management evaluated, with the participation of the Company’s principal executive officer and principal financial officer, the effectiveness of the Company’s disclosure controls and procedures as of October 4, 2025. Based on this evaluation, the principal executive officer and the principal financial officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the third quarter ended October 4, 2025, that has materially affected or is reasonably likely to materially affect its internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth the information with respect to repurchases of the Company’s common stock for the quarter ended October 4, 2025:

	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
July 13, 2025 to August 9, 2025	87	$48.21	—	$947
August 10, 2025 to September 6, 2025	5,038	$60.32	—	$947
September 7, 2025 to October 4, 2025	11,511	$60.12	—	$947
Total	16,636	$60.12	—
(1) The aggregate cost of repurchasing shares in connection with the net settlement of shares issued as a result of the vesting of restricted stock units was $1 million, or an average price of $60.12 per share, during the third quarter of 2025.

Dividend Restrictions

The ABL Facility has certain restrictions that may limit the Company’s ability to increase the amount of the Company’s cash dividends above its current levels. See “Liquidity and Capital Resources” within Part II, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 5.     OTHER INFORMATION
During the third quarter of 2025, no Rule 10b5-1 or non-Rule 10b5-1 trading arrangements were adopted or terminated by the Company’s officers or directors as each term is defined in Item 408 of Regulation S-K.

	EXHIBIT INDEX	Incorporated by Reference			Filed
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith
3.1	Fifth Amendment to Restated Certificate of Incorporation, effective August 9, 2024.	10-Q	3.2	8/22/2024
3.2	Amended and Restated Bylaws of Advance Auto Parts, Inc., effective August 8, 2023.	10-Q	3.1	8/18/2020
22.1	List of the Issuer and its Guarantor Subsidiaries.				X
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X
104.1	Cover Page Interactive Data file (Embedded within the Inline XBRL Documents and Included in Exhibit).				X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCE AUTO PARTS, INC.

Date: October 30, 2025	/s/ Ryan P. Grimsland
Ryan P. Grimsland Executive Vice President, Chief Financial Officer